Form 10-K
period 1993-12-31
HEALTH CARE PROPERTY INVESTORS INC
filed 1994-03-28
CIK 765880

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                    -------------------------

                           FORM 10-K
       Annual Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

            For the fiscal year ended December 31, 1993
                  Commission File Number 1-8895

                HEALTH CARE PROPERTY INVESTORS, INC.
       (Exact name of registrant as specified in its charter)

    Maryland                                          33-0091377
(State or other jurisdiction of                    (I.R.S. Employer
incorporation of organization)                    Identification No.)

                10990 Wilshire Boulevard, Suite 1200
                   Los Angeles, California 90024
              (Address of principal executive offices)

            Registrant's telephone number: (310) 473-1990
                    ------------------------------
      Securities registered pursuant to Section 12(b) of the Act:

                                            Name of each exchange
Title of each class                         on which registered
- -------------------                         ---------------------
  Common Stock*                             New York Stock Exchange

     *The Common Stock has stock purchase rights attached which are registered pursuant to Section 12(b) of the Act and listed on the New York Stock Exchange.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes \x\   No \ \

     Indicated by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. \ \

     As of March 15, 1994 there were 26,666,774 shares of Common Stock outstanding. The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant, based on the closing price of these shares on the New York Stock Exchange, was approximately $840,000,000. Portions of the definitive Proxy Statement for the registrant's 1994 Annual Meeting of Stockholders have been incorporated by reference into Part III of this Report.

                                    PART I

Item 1. BUSINESS

     Health Care Property Investors, Inc. (the "Company"), a Maryland corporation, was organized in March 1985 to qualify as a real estate investment trust. The Company was organized to invest in health care related real estate located throughout the United States, including long term care facilities, acute care and rehabilitation hospitals, psychiatric hospitals, substance abuse recovery centers, congregate care and assisted living facilities and medical office buildings. The Company currently owns an interest in 161 properties located in 30 states, which are leased pursuant to long-term leases (the "Leases") to 27 health care providers (the "Lessees"), including Beverly Enterprises, Inc. ("Beverly"), Columbia/HCA Healthcare Corp., Continental Medical Systems, Inc., HealthTrust, Inc. -- The Hospital Company ("HealthTrust"), Healthsouth Corporation, The Hillhaven Corporation ("Hillhaven"), National Medical Enterprises, Inc. ("NME") and NovaCare, Inc.
Of the Lessees, only Hillhaven and Beverly are expected to account for more than 10% of the Company's rental income in 1994. The Company also holds mortgage loans on ten properties that are owned and operated by seven health care providers including Hospital Corporation of America ("HCA") and OrNda Healthcorp ("OrNda").

The Properties

     The 171 leased and mortgaged properties (the "Properties") include 138 long term care facilities, eleven congregate care and assisted living centers, six acute care hospitals, six rehabilitation hospitals, nine medical office buildings and one psychiatric hospital.

     The Company directly owns 109 facilities, including 92 long term care facilities, two rehabilitation hospitals, six congregate care and assisted living centers, one acute care hospital and eight medical office buildings.

     The Company has provided mortgage loans on ten properties, including six long term care facilities, three acute care hospitals and one medical office building that are secured by the properties.

     The Company also has varying percentage interests in several partnerships that together own 52 facilities, as further discussed below:

     1. A 77% interest in a joint venture which owns two acute care hospitals, one psychiatric hospital and 21 long term care facilities.
     2. A 50% interest in a partnership that owns 11 long term care facilities and a 50% interest in another partnership that owns eight long term care facilities.
     3. Interests of between 90% and 97% in four joint ventures structured as partnerships, each of which was formed to own a comprehensive rehabilitation hospital.
     4. A 50% interest in five partnerships, each of which owns a congregate care living center.

     The gross acquisition price of the Properties, including partnership acquisitions and mortgage loan acquisitions, was approximately $655 million at December 31, 1993.

    LONG TERM CARE FACILITIES. The Company and the partnerships in which it participates own or hold mortgage loan interests in 138 long term care facilities. These facilities are leased to various health care providers. Such long term care facilities offer restorative, rehabilitative and custodial nursing care for people not requiring the more extensive and sophisticated treatment available at acute care hospitals. The facilities are designed to supplement hospital care; many have transfer agreements with one or more acute care hospitals. These facilities depend to some degree upon referrals from practicing physicians and hospitals. Such services are paid for either from private sources of the patient or the patient's family, or through the federal Medicare and state Medicaid programs.

     Patients in long term care facilities are generally provided with accommodations, all meals, medical and nursing care, and rehabilitation services including speech, physical and occupational therapy.

     ACUTE CARE HOSPITALS. The Company has an interest in six acute care hospitals, of which two each are operated by NME and HCA and one each by OrNda and Dynamic Health Care.

     Acute care hospitals generally offer a wide range of services such as general and specialty surgery, intensive care units, clinical laboratories, physical and respiratory therapy, nuclear medicine, Magnetic Resonance Imaging, neonatal and pediatric care units, outpatient units and emergency departments, among others. Such services are paid for either from private sources of the patient or the patient's family, or through the federal Medicare and state Medicaid programs.

     REHABILITATION HOSPITALS. The Company has an investment in six rehabilitation hospitals. These hospitals provide inpatient and outpatient care for patients who have sustained traumatic injuries or illnesses, such as spinal cord injuries, strokes, head injuries, orthopedic problems, work related disabilities, and neurological diseases, as well as treatment for amputees and patients with severe arthritis. Rehabilitation programs encompass physical, occupational, speech and inhalation therapies, rehabilitative nursing, and other specialties. Such services are paid for either from private sources of the patient or the patient's family, or through the federal Medicare program.

     Three rehabilitation hospitals are leased to Continental Medical Systems, Inc., two hospitals are leased to Healthsouth Corporation and one is leased to Rehab Systems Company, a subsidiary of NovaCare, Inc.

     PSYCHIATRIC FACILITY. Brawner Psychiatric Hospital, located in Smyrna, Georgia, offers comprehensive, multidisciplinary adult and adolescent care. A substance abuse program is offered in a separate unit of the hospital. Although the facility is a qualified Medicare provider, substantially all of Brawner's patient revenue in 1993 has been from private sources.

      CONGREGATE CARE AND ASSISTED LIVING CENTERS. The Company and its partnerships have investments in eleven congregate care and assisted living centers. Congregate care centers typically contain studio, and one and two bedroom apartments which are rented on a month to month basis by individuals, primarily those over 75 years of age. Residents, who must be ambulatory, are provided meals and eat in a central dining area; they may also be assisted with some daily living activities. These centers offer programs and services that allow residents certain conveniences and make it possible for them to live independently; staff is also available when residents need assistance and for group activities.

     Assisted living centers serve elderly persons who require more assistance with daily living activities than congregate care residents, but who do not require the constant supervision nursing homes provide. Services include personal supervision, assistance with eating, bathing, grooming and administering medication. Assisted living centers typically contain larger common areas for dining, group activities and relaxation to encourage social interaction. Residents rent studio and one bedroom units on a month-to-month basis.

     Charges for room and board and other services in both congregate care and assisted living centers are paid for from private sources without assistance from government programs.

     MEDICAL OFFICE BUILDINGS. The Company has investments in nine medical office buildings in Texas. These buildings are generally located adjacent to or a short distance from acute care hospitals. Medical office buildings contain physicians' offices and examination rooms, and may also include pharmacies, hospital ancillary service space and day-surgery operating rooms. Medical office buildings require more extensive plumbing, electrical, heating and cooling capabilities than commercial office buildings for sinks, brighter lights, and special equipment physicians typically use. The Company's medical office buildings are master leased to a lessee who then subleases office space to physicians or other medical practitioners.

     COMPETITION. The Company competes for property acquisitions with health care providers, other health care related real estate investment trusts, real estate partnerships and other investors.

     The Company's Properties are subject to competition from the properties of other health care providers. Certain of these other operators have capital resources substantially in excess of those of the operators of the Company's facilities. In addition, the extent to which the Properties are utilized depends upon several factors, including the number of physicians using the health care facilities or referring patients there, competitive systems of health care delivery, and the area population, size and composition. Private, federal and state payment programs and the effect of other laws and regulations may also have a significant effect on the utilization of the Properties. Virtually all of the Properties operate in a competitive environment and patients and referral sources, including physicians, may change their preferences for a health care facility from time to time.

The following table shows, with respect to each property, the location by state, the number of beds/units, recent occupancy levels, patient revenue mix, recent 12 months revenues, and information regarding lease terms by property type.

                                                                                   Average
                                                Number                             Private
                               Number           Of Beds/                           Patient           Annual           Average
                                 Of              Units             Average         Revenue         Base Rents/       Remaining
 Facility Location            Facilities         <F1>             Occupancy          <F2>           Interest            Term
- ---------------------------------------------------------------------------------------------------------------------------------
                                                                                                   (Thousands)         (Years)
Long Term Care Facilities
Alabama                            1               174               97%               34%           $     420            4
Arizona                            1               128               81%               60%                 280            5
Arkansas                           9               866               87%               41%               1,561            4
California                        21             1,921               87%               44%               5,193            4
Colorado                           3               420               93%               55%               1,469            6
Connecticut                        1               121              100%               41%                 436            6
Florida                           11             1,267               96%               51%               5,191            5
Illinois                           2               201               94%               49%                 425            3
Indiana                           11             1,509               85%               40%               5,157           12
Iowa                               1               201               97%               33%                 481            5
Kansas                             3               325               87%               48%               1,279            5
Kentucky                           1               100              100%               59%                 324            8
Louisiana                          1               120               97%               26%                 401            6
Maryland                           3               438               93%               30%               2,740            4
Massachusetts                      5               615               97%               40%               2,154            3
Michigan                           3               286               91%               43%                 579            7
Mississippi                        1               120               99%                7%                 285            8
Missouri                          11             1,492               73%               55%               4,146            4
Montana                            1                80               59%               27%                 252            5
New Mexico                         1               102               98%               13%                 259            4
North Carolina                     5               564               96%               34%               1,628            8
Ohio                               9             1,226               96%               46%               4,035            7
Oklahoma                           2               207               87%               71%               1,004            5
Oregon                             1               110               87%               52%                 287            4
Tennessee                         10             1,743               98%               32%               4,122            8
Texas                             11             1,242               69%               30%               2,043            6
Washington                         1                84               87%               63%                 225            5
Wisconsin                          8             1,143               92%               49%               2,973            5
- ------------------------------------------------------------------------------------------------------------------------------
   Sub-Total                     138            16,805               87%               43%              49,349            6
- -------------------------------------------------------------------------------------------------------------------------------
Acute Care Hospitals
California                         1               182               40%                98%              2,856            5
Florida <F3>                       1               180               62%                92%              1,161            9
Louisiana                          2               325               58%                72%              4,070            9
Texas                              2               210               53%                97%              4,854            7
- ---------------------------------------------------------------------------------------------------------------------------------
   Sub-Total                       6               897               54%                87%             12,941            8
- ---------------------------------------------------------------------------------------------------------------------------------


- ---------------------------------------------------------------------------------------------------------------------------------
Page Totals                      144            17,702               87%                44%            $62,290            7
- ---------------------------------------------------------------------------------------------------------------------------------

                                                                                    Average
                                                 Number                             Private
                               Number           Of Beds/                            Patient           Annual           Average
                                 Of              Units            Average           Revenues         Base Rents/       Remaining
Facility Location            Facilities          <F1>            Occupancy            <F2>            Interest          Term
- ---------------------------------------------------------------------------------------------------------------------------------
                                                                                                     (Thousands)        (Years)
(Totals From Previous Page)      144            17,702               87%               44%            $ 62,290            7
                           ------------------------------------------------------------------------------------------------------
Rehabilitation Facilities
Arizona                            1                60               60%              100%               1,245            5
Arkansas                           1                60               88%              100%               1,458            7
Colorado                           1                60               60%              100%               1,192            7
Kansas                             1                80               72%              100%               1,817            5
Texas                              2               238               55%              100%               4,144            7
                           ------------------------------------------------------------------------------------------------------
   Sub-Total                       6               498               63%              100%               9,856            7
                           ------------------------------------------------------------------------------------------------------
Psychiatric Facility
Georgia                            1               108               32%              100%                 561            4
                           ------------------------------------------------------------------------------------------------------
Congregate Care and Assisted
   Living Facilities
Arkansas                           1                17              100%              100%                  97            5
Colorado                           1                98               97%              100%                 508            5
Florida <F3>                       2               162               80%              100%                 624            9
Kansas                             1               110               91%              100%                 509            5
Louisiana                          2               209               90%              100%               1,308            6
Missouri                           1                73               87%              100%                 339            8
Rhode Island                       1               172               79%              100%               1,526            7
Texas                              1               130               98%              100%                 834            8
Texas <F4>                         1                98               ---               ---                 ---           --
                           ------------------------------------------------------------------------------------------------------
   Sub-Total                      11             1,069               88%              100%               5,745            7
                           ------------------------------------------------------------------------------------------------------
Medical Office Buildings
Texas <F3>                         8               N/A               73%               100%              3,105           12
Texas <F4>                         1               N/A               ---                ---                ---           --
                           ------------------------------------------------------------------------------------------------------
   Sub-Total                       9               N/A               73%               100%              3,105           12
                           ------------------------------------------------------------------------------------------------------
TOTAL FACILITIES                 171            19,377               85%                48%           $ 81,557            7
                           ======================================================================================================


<F1> Congregate Care and Assisted Living facilities are measured in units, all
					other facilities are measured by bed count.
<F2> All revenues including Medicare revenues but excluding Medicaid revenues are included in "Private Patient" revenues.
<F3> For a few new facilities, revenues are annualized from the most recent financial information.
<F4> Under construction.

The following summary of the Company's Properties shows certain pertinent information grouped by type of facility:

                                           At December 31,
                                                1993
                     -------------------------------------------------------------

                      Equity          Number            Number            Total            Annual
                     Interest           of             of Beds/         Investments       Base Rents
Facility Type           %            Facilities        Units<F1>           <F2>           & Interest<F3>
- ------------------------------------------------------------------------------------------------------------
                                                                         (Dollar amounts in thousands)

Long Term Care         100              106              13,065           $320,410          $38,291
Long Term Care          77               21               2,438             56,672            8,074
Long Term Care          50               11               1,302             23,107            2,984
Acute Care Hospital    100                4                 541             49,736            7,112
Acute Care Hospital     77                2                 356             42,807            5,829
Rehab. Hospital        100                2                 190             27,171            3,637
Rehab. Hospital         97                3                 200             32,380            4,466
Rehab. Hospital         90                1                 108             15,113            1,753
Psychiatric             77                1                 108              3,919              561
Congregate/Assisted     50                5                 609             33,219            4,176
Congregate/Assisted    100                6                 460             15,561            1,569
Medical Office Bldg.   100                9                 N/A             34,565            3,105
                                        ----             -------          ---------         --------
                                        171              19,377           $654,660          $81,557
                                        ====             =======          =========         ========

<F1>    Congregate care and assisted living facilities are measured in units, all other facilities are measured in beds.
<F2>    Includes partnership investments, and incorporates all partners' assets and construction in progress.
<F3>    For the year ended December 31, 1993.

RELATIONSHIP WITH MAJOR OPERATORS

     Of the Company's 171 Properties, 63 are currently leased to Hillhaven, the second largest long term care provider in the United States. All Properties leased by the Company to Hillhaven are unconditionally guaranteed by NME, which is a major stockholder of Hillhaven. Based upon public reports, Hillhaven's net operating revenue and net income for the six months ended November 30, 1993 were approximately $716 million and $34 million, respectively. Hillhaven's total assets and stockholders' equity as of November 30, 1993 were approximately $1.2 billion and $334 million, respectively. For the year ended May 31, 1993, Hillhaven had net operating revenue and net income of approximately of $1.2 billion and $39 million, respectively. Rental income from these 63 Properties accounted for 24%, 26% and 26% of the Company's total revenue for the years ended December 31, 1993, 1992 and 1991, respectively.

     Five Properties (two acute care hospitals, two rehabilitation hospitals and one psychiatric hospital) were leased to NME at December 31, 1993. In January 1994, NME assigned its leases in the two rehabilitation hospitals to Healthsouth Corporation. NME remains financially responsible to the Company under its unconditional guarantee. NME is one of the nation's largest health care services companies, providing a broad range of services through the ownership and management of health care facilities. Based upon public reports, NME's net operating revenue and net loss for the six months ended November 30, 1993 were approximately $1.5 billion and $267 million, respectively. NME's total assets and stockholders' equity as of November 30, 1993 were approximately $3.7 billion and $1.5 billion, respectively. For the year ended May 31, 1993, NME had net operating revenue and net income of approximately $3.8 billion and $160 million, respectively. Rental income from the three remaining properties leased to NME is expected to be approximately 8% of the Company's total revenue in 1994. The five Properties accounted for 14%, 16% and 19% of the Company's total revenue for the years ended December 31, 1993, 1992 and 1991, respectively. According to published reports, NME recently has been the subject of various significant government investigations and lawsuits by insurance companies, shareholders and patients concerning alleged improper practices, related principally to the psychiatric hospital segment of NME's business. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further disclosure regarding NME.)

     The Company leases 25 long term care facilities and one congregate care living center to subsidiaries of Beverly, which is the largest provider of long term care in the United States. Rental income from these leases represented approximately 12% of the Company's total revenue for the year ended December 31, 1993. Based upon public reports, Beverly's net operating revenue and net income for the nine months ended September 30, 1993 were approximately $2.1 billion and $41 million, respectively; Beverly's total assets and shareholders' equity as of September 30, 1993 were approximately $1.9 billion and $723 million, respectively. For the year ended December 31, 1992, Beverly had net operating revenue and net loss of approximately $2.6 billion and $10 million, respectively.

     The Company holds two first mortgage loans initially totaling $32.0 million to First Texas Medical, Inc. and LMH Investment Company (the "Mortgage Loans"). The Mortgage Loans provide for escalating interest rates and are secured by the 92 bed HCA Denton Community Hospital and a related medical office building in Denton, Texas, and the 118 bed HCA Lewisville Memorial Hospital of Lewisville, Texas. Both hospitals are managed by and leased to HCA Health Services of Texas, Inc., a wholly-owned subsidiary of HCA, pursuant to a long term lease with a primary term of ten years. The Mortgage Loans have a nine year term with payments based on an eleven year amortization schedule. Based upon public reports, HCA's net operating revenue and net income for the nine months ended September 30, 1993 were approximately $3.9 billion and $270 million, respectively; HCA's total assets and shareholders' equity as of September 30, 1993 were approximately $5.4 billion and $1.7 billion, respectively. For the year ended December 31, 1992, HCA had net operating revenue and net income of approximately $5.1 billion and $28 million, respectively.

     The Company has provided or has committed to provide approximately $40 million in acquisition or construction funds for seven medical office buildings in Texas which are leased or are to be leased by HealthTrust. Six of the seven facilities are currently paying rent and commitments for further expenditures on tenant improvements and completion of the seventh building are $12 million. HealthTrust, based upon public reports, had net operating revenue and net income of approximately $622 million and $39 million, respectively, for the three months ended November 30, 1993; HealthTrust's total assets and shareholders' equity as of November 30, 1993 were approximately $2.5 billion and $696 million, respectively. For the year ended August 31, 1993, HealthTrust had net operating revenue and net income of $2.4 billion and $122 million, respectively.

     Hillhaven, NME, Beverly, HCA and HealthTrust are subject to the informational filing requirements of the Securities Exchange Act of 1934, as amended, and accordingly file financial statements in Form 10-K and Form 10-Q with the Securities and Exchange Commission and the New York Stock Exchange. For additional financial data with respect to NME see Appendix I attached hereto.

THE LEASES

     The Leases provide for initial base rental rates which generally range from 9.12% to 15.03% per annum of the acquisition price of the related Property. Rental rates vary by Lease, taking into consideration many factors, including but not limited to credit of the Lessee, operating performance of the facility, interest rates at the commencement of the Lease, and location, type and physical condition of the facility. Most of the Leases provide for Additional Rents and Interest which are based upon a percentage of increased revenue over specific base period revenue of the leased Properties. Other Leases have fixed annual rent and interest increases or rent and interest increases based on inflation indices. Additional Rents and Interest received for the years ended December 31, 1993, 1992 and 1991 were $14,698,000, $12,511,000 and $8,849,000, respectively. The primary or fixed terms of the Leases generally range from 10 to 15 years, and generally have one or more five-year renewal options. The average remaining base lease term on the Company's portfolio of Properties is approximately seven years.

     Most Leases contain security provisions through guarantees, as well as grouped lease renewals, grouped purchase options, and cross default and cross collateralization features that may be employed when multiple facilities are leased to individual operators. Obligations under the Leases, in most cases, have corporate guarantees, and 72 leases are backed by irrevocable letters of credit from various financial institutions which cover from six to eighteen months of Lease payments. The Lessees are required to renew such letters of credit during the Lease term in amounts that may change based upon the passage of time, improved operating cash flows, or improved credit ratings. Currently, the Company has approximately $28 million in irrevocable standby letters of credit from commercial banks. The letters of credit relating to an individual Lessee may be drawn upon, to the extent of damages incurred by the Company, in the event of a Lessee's default under terms of a Lease.

     The Company believes that the security features discussed above provide it with significant protection for its investment portfolio. The Company is currently receiving rents in a timely manner from Lessees as provided under terms of the Leases. Based upon information provided to the Company by Lessees, certain long term care facilities and congregate care facilities that are current with respect to monthly rents are presently underperforming financially. Individual facilities may underperform as a result of inadequate Medicaid reimbursement, low occupancy, less than optimal patient mix, excessive operating costs, other operational issues or capital needs. In the future it is expected that the Company will have certain properties whereby the Lessees may choose not to renew their Leases at existing rental rates due to underperformance. Collectively, the non-renewal of Leases on these Properties, should they remain at their current levels of performance, could result in a reduction of future revenues of 0%, 0%, 1%, 1% and 3% in each of the next five years 1994 through 1998, respectively. Management believes that, based on prevailing economic circumstances, the lease provisions contain sufficient security to assure that material rental obligations will continue to be met for the remainder of the Lease terms.

      Lessees generally have the right of first refusal to purchase the Properties during the Lease terms. Most Leases provide one or more five-year renewal options at existing Lease rates and continuing additional rent formulas; certain Leases provide for Lease renewals at fair market value. The Lessees also have options to purchase the Properties, generally for fair market value, and generally at the expiration of the base Lease term and/or any renewal term under the Lease. Many of the Company's Leases have provisions for grouped renewal options and grouped purchase options. If options are exercised, such provisions require Lessees to purchase or renew several facilities together, precluding the possibility of Lessees purchasing or renewing only those facilities with the best financial outcomes. Facilities representing 0%, 0%, 2%, 3% and 14% of the Company's current revenues in each of the next five years 1994 through 1998, respectively, are subject to renewal options and/or purchase options in those years. Many of the Company's Lessees have substantial financial resources and may exercise their purchase options. Lessees may choose to renew or, in some cases, attempt to renegotiate lease terms at renewal dates if economic or operating circumstances dictate more favorable terms. The exercise of purchase options or Lease renewals will be dependent upon many factors including Lessees' financial strength, the facilities' operating performances, and the then existing interest rate levels and financing options.

     Each Lease is a "net" lease and the Lessee is responsible thereunder, in addition to the minimum and additional rents, for all additional charges, including charges related to non-payment or late payment thereof, all taxes and assessments, all governmental charges with respect to the leased property and all utility and other charges incurred with the operation of the leased property. Each Lease also provides for rent reductions or abatements in certain instances of damage, destruction or a partial taking of the leased property.

     Each Lessee is required, at its expense, to maintain its leased property in good order and repair, except for ordinary wear and tear. The Company and its affiliates are not required to repair, rebuild or maintain the Properties.

     Each Lessee, at its expense, may make non-capital additions, modifications or improvements to its leased property. All such alterations, replacements and improvements must comply with the terms and provisions of the Lease, and become the property of the Company or its affiliates upon termination of the Lease. Each Lease requires the Lessee to maintain adequate insurance on the leased property, naming the Company or its affiliates and any mortgagees as additional insureds. In certain circumstances, the Lessee may self-insure pursuant to a prudent program of self-insurance. In addition, each Lease requires the Lessee to indemnify the Company or its affiliates against certain liabilities in connection with the leased property.

DEVELOPMENT PROGRAM

     The Company has a number of "build-to-suit" type agreements that by their terms require conversion to lease agreements upon the completion of the development of the facilities. During the terms of the projects, funds are advanced pursuant to draw requests made by the developers in accordance with the terms and conditions of the applicable development agreements which require site visits prior to each advancement of funds.

     Since 1987 the Company has committed to the development of 21 facilities, including five rehabilitation hospitals, six congregate care and assisted living facilities, four long term care facilities and six medical office buildings representing an aggregate investment of $152 million. As of December 31, 1993, 18 facilities totaling $132 million have been completed. The completed facilities comprise five rehabilitation hospitals, four congregate care and assisted living facilities, four long term care facilities and five medical office buildings. The remaining development projects are scheduled for completion in 1994 and 1995. Simultaneously with the commencement of each of these development programs, the Company enters into a lease agreement with the developer/operator. The base rent under the lease is established at a rate equivalent to a specified number of basis points over the ten-year United States Treasury securities' yield at the conclusion of development.

     The development program generally includes a variety of additional forms of security and collateral beyond those provided by the Leases. During the development period, the Company generally requires additional security and collateral in the form of more than one of the following: (a) irrevocable letters of credit from financial institutions, (b) payment and performance completion bonds or (c) completion guarantees by either one or a combination of the developer's parent entity, other affiliates or one or more of the individual principals who control the developer. In addition, prior to any advance of funds by the Company under the development agreement the developer must provide (a) satisfactory evidence in the form of an endorsement to the Company's title insurance policy that no intervening liens have been placed on the property since the date of the Company's previous advance; (b) a certificate executed by the project architect that indicates that all construction work completed on the project conforms with the requirements of the applicable plans and specifications; (c) a certificate executed by the general contractor that all work requested for reimbursement has been completed; and (d) satisfactory evidence that the funds remaining unadvanced are sufficient for the payment of all costs necessary for the completion of the project in accordance with the terms and provisions of the agreement. As a further safeguard during the development period, the Company generally will retain 10% of construction costs incurred until it has received satisfactory evidence that the project has been fully completed in accordance with the applicable plans and specifications and the period during which liens may be perfected with respect to any work performed, or labor or materials supplied, in connection with the construction of the project has expired. The Company also monitors the progress of the development of each project and the accuracy of the developer's draw requests by having its own in-house inspector perform regular on-site inspections of the project prior to the release of any requested funds.

FUTURE ACQUISITIONS

     The Company anticipates investing in additional health care related facilities and leasing them to qualified operators.

TAXATION OF THE COMPANY

     Management of the Company believes that the Company has operated in such a manner as to qualify for taxation as a "real estate investment trust" under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its taxable year ended December 31, 1985, and the Company intends to continue to operate in such a manner. No assurance can be given that it has operated or will be able to continue to operate in a manner so as to qualify or to remain so qualified. This summary is qualified in its entirety by the applicable Code provisions, rules and regulations promulgated thereunder, and administrative and judicial interpretation thereof.

     If the Company qualifies for taxation as a real estate investment trust, it will generally not be subject to federal corporate income taxes on its net income that is currently distributed to stockholders. This treatment substantially eliminates the "double taxation" (e.g. at the corporate and stockholder levels) that generally results from investment in stock of a corporation. However, the Company will continue to be subject to federal income tax under certain circumstances.

     The Code defines a real estate investment trust as a corporation, trust or association (i) which is managed by one or more trustees or directors; (ii) the beneficial ownership of which is evidenced by transferable shares, or by transferable certificates of beneficial interest; (iii) which would be taxable, but for Sections 856 through 860 of the Code, as a domestic corporation; (iv) which is neither a financial institution nor an insurance company subject to certain provisions of the Code; (v) the beneficial ownership of which is held by 100 or more persons; (vi) during the last half of each taxable year not more than 50% in value of the outstanding stock of which is owned, directly or indirectly, by five or fewer individuals; and (vii) which meets certain other tests, described below, regarding the amount of its distributions and the nature of its income and assets. The Code provides that conditions (i) to
(iv), inclusive, must be met during the entire taxable year and that condition
(v) must be met during at least 335 days of a taxable year of 12 months, or during a proportionate part of a taxable year of less than 12 months.

     There are three gross income requirements. First, at least 75% of the Company's gross income (excluding gross income from prohibited transactions) for each taxable year must be derived directly or indirectly from investments relating to real property or mortgages on real property or from certain types of temporary investment income. Second, at least 95% of the Company's gross income (excluding gross income from prohibited transactions) for each taxable year must be derived from such items as real property investments, dividends, interest and gain from the sale or other disposition of stock or securities. Third, short-term gains from the sale or other disposition of stock or securities, gains from prohibited transactions and gains on the sale or other disposition of real property held for less than four years (apart from involuntary conversions and sales of foreclosure property) must represent less than 30% of the Company's gross income for each taxable year.

     The Company, at the close of each quarter of its taxable year, must also satisfy three tests relating to the nature of its assets. First, at least 75% of the value of the Company's total assets must be represented by real estate assets (including its allocable share of real estate assets held by partnerships in which the Company owns an interest and including stock or debt instruments held for not more than one year, purchased with the proceeds of a stock offering or long-term (more than five years) public debt offering of the Company), cash, cash items and government securities. Second, not more than 25% of the Company's total assets may be represented by securities other than those in the 75% asset class. Third, of the investments included in the 25% asset class, the value of any one issuer's securities owned by the Company may not exceed 5% of the value of the Company's total assets and the Company may not own more than 10% of any one issuer's outstanding voting securities.

     The Company, in order to qualify as a real estate investment trust, is required to distribute dividends (other than capital gain dividends) to its stockholders in an amount at least equal to (A) the sum of (i) 95% of the Company's "real estate investment trust taxable income" (computed without regard to the dividends paid deduction and the Company's net capital gain) and
(ii) 95% of the net income, if any (after tax), from foreclosure property, minus (B) the sum of certain items of non-cash income. Such distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before the Company timely files its tax return for such year, if paid on or before the first regular dividend payment date after such declaration and if the Company so elects and specifies the dollar amount in its tax return. To the extent that the Company does not distribute all of its net long-term capital gain or distributes at least 95%, but less than 100%, of its "real estate investment trust taxable income," as adjusted, it will be subject to tax thereon at regular corporate tax rates. Furthermore, if the Company should fail to distribute during each calendar year at least the sum of (i) 85% of its real estate investment trust ordinary income for such year, (ii) 95% of its real estate investment capital gain income for such year, and (iii) any undistributed taxable income from prior periods, the Company would be subject to a 4% excise tax on the excess of such required distributions over the amounts actually distributed.

     If the Company fails to qualify for taxation as a real estate investment trust in any taxable year, and certain relief provisions do not apply, the Company will be subject to tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Distributions to stockholders in any year in which the Company fails to qualify will not be deductible by the Company nor will they be required to be made. Unless entitled to relief under specific statutory provisions, the Company will also be disqualified from taxation as a real estate investment trust for the four taxable years following the year during which qualification was lost. It is not possible to state whether in all circumstances the Company would be entitled to the statutory relief. Failure to qualify for even one year could substantially reduce distributions to stockholders and could result in the Company's incurring substantial indebtedness (to the extent borrowings are feasible) or liquidating substantial investments in order to pay the resulting taxes.

     As long as the Company qualifies as a real estate investment trust, distributions made to the Company's stockholders out of current or accumulated earnings and profits will be taken into account by them as ordinary income (which will not be eligible for the dividends received deductions for corporations). Distributions that are designated as capital gain dividends will be taxed as long-term capital gains to the extent they do not exceed the Company's actual net capital gain for the taxable year, although corporate stockholders may be required to treat up to 20% of any such capital gain dividend as ordinary income. Distributions in excess of current or accumulated earnings and profits will not be taxable to a stockholder to the extent that they do not exceed the adjusted basis of the stockholder's shares. To the extent that such distributions exceed the adjusted basis of a stockholder's shares they will be included in income as long-term or short-term capital gain (as described below with respect to the sale or exchange of the shares) assuming the shares are held as a capital asset in the hands of the stockholder. Stockholders may not include in their individual income tax returns any net operating losses or capital losses of the Company.

     In general, any gain or loss upon a sale or exchange of shares by a stockholder who has held such shares as a capital asset will be long-term or short-term depending on whether the stock was held for more than one year (more than six months for shares acquired before 1988); provided however, any loss on the sale or exchange of shares that have been held by such stockholder for six months or less will be treated as a long-term capital loss to the extent of distributions from the Company required to be treated by such stockholder as long-term capital gain.

     The Company and its stockholders may be subject to state or local taxation in various state or local jurisdictions, including those in which it or they transact business or reside. The state and local tax treatment of the Company and its shareholders may not conform to the federal income tax consequences discussed above.

GOVERNMENT REGULATION

     The Company is indirectly affected by government regulation of the health care industry in that the Company's Additional Rents are based on the Lessees' gross revenues from operations. Aggressive efforts by health insurers and governmental agencies to limit the cost of hospital services and to reduce utilization of hospital and other health care facilities may reduce future revenues or slow revenue growth from inpatient facilities and shift utilization from inpatient to outpatient facilities.

     In addition, contingent or percentage rent arrangements are subject to federal and state laws and regulations governing illegal rebates and kickbacks where the Company's co-investors are physicians or others in a position to refer patients to the facilities. The goal of these laws and regulations is to prohibit, through the imposition of criminal and civil penalties that may include exclusion from reimbursement programs, payment arrangements that include compensation for patient referrals. Although only limited interpretive or enforcement guidance is available, the Company has structured its rent arrangements in a manner which it believes complies with such laws and regulations.

     Health care facilities are also subject to a wide variety of federal, state and local environmental and occupational health and safety laws and regulations which affect facility operations.

     Expansion, including the addition of new beds or services or acquisition of medical equipment, and occasionally the contraction of health care facilities, may be subject to state and local regulatory approval through certificate of need (CON) programs. States vary in their utilization of CON controls.

     Medicare, Medicaid, Health Care Service Plan and Other Revenues. Revenues of Lessees are generally derived from payments for patient care. Such payments are received from the federal Medicare program, state Medicaid programs, private insurance carriers, health care service plans, health maintenance organizations, preferred provider arrangements, self-insured employers and directly from patients. Medicare payments for psychiatric, long term and rehabilitative care are based on allowable costs plus a return on equity for proprietary facilities. Medicare payments to acute care hospitals for inpatient services are made pursuant to the Prospective Payment System ("PPS") under which a hospital is paid a prospectively established rate based on the category of the patient's diagnosis ("Diagnostic Related Groups" or "DRG's"). In 1991, Medicare began to phase in over a period of years reimbursement to hospitals for capital-related inpatient costs under PPS using a federal rate rather than the cost-based reimbursement system previously used. DRG rates are subject to adjustment on an annual basis as part of the federal budget reconciliation process. For example, as a part of OBRA, the 1993 Congress provided for over $50 billion in cuts to the Medicare program over the next five years, including approximately $23 billion in cuts in Medicare spending for hospitals.

     Medicaid programs generally pay for acute, rehabilitative and psychiatric care based on reasonable costs at fixed rates; long term care facilities are generally reimbursed using fixed daily rates. Both Medicare and Medicaid payments are generally below retail rates for Lessee-operated facilities. Increasingly, states have experimented with the introduction of managed care contracting techniques in the administration of Medicaid programs. Such mechanisms could have the impact of reducing utilization of or reimbursement to Lessee-operated facilities.

     Third party payors in various states and areas base payments on costs, retail rates or, increasingly, negotiated rates, including discounts from normal charges, fixed daily rates and prepaid capitated rates.

     LONG TERM CARE FACILITIES. Regulation of long term care facilities is exercised primarily through the licensing of such facilities. Regulatory authorities and licensing standards vary from state to state, and in some instances from locality to locality. These standards are constantly reviewed and revised. Agencies periodically inspect the facilities, at which time deficiencies may be identified which must be corrected as a condition to continued licensing or certification and participation in government reimbursement programs. Depending on the nature of such deficiencies, remedies can be routine or costly. Similarly, compliance with regulations which cover a broad range of areas such as patients' rights, staff training, quality of life and quality of resident care may increase facility start-up and operating costs.

     ACUTE CARE HOSPITALS. Acute care hospitals are subject to extensive federal, state and local regulation. Acute care hospitals undergo periodic inspections regarding standards of medical care, equipment and hygiene as a condition of licensure. Various licenses and permits also are required for purchasing and administering narcotics, operating laboratories and pharmacies and the use of radioactive materials and certain equipment. Each of the Company's facilities, the operation of which requires accreditation, is accredited by the Joint Commission on Accreditation of Healthcare Organizations. Such accreditation is generally required for continued licensing and for participation in government sponsored provider programs.

     Acute care hospitals must comply with the requirement for various forms of utilization review. In addition, under PPS, each state must have a Professional Review Organization carry out federally mandated reviews of Medicare patient admissions, treatment and discharges in acute care hospitals.

     PSYCHIATRIC AND REHABILITATION HOSPITALS. Psychiatric and rehabilitation hospitals are subject to extensive federal, state and local legislation, regulation, inspections and licensure requirements similar to those of acute care hospitals. For psychiatric hospitals, there are specific laws regulating civil commitment of patients and disclosure of information. Many states have adopted a "patient's bill of rights" which sets forth certain higher standards for patient care that are designed to decrease restrictions and enhance dignity in treatment. Insurance reimbursement for psychiatric treatment generally is more limited than for general health care.

     HEALTH CARE REFORM. President Clinton has unveiled his proposal for national health care reform entitled "The Health Security Act" ("HSA"). Among other things, HSA would provide for: (1) universal access to health insurance, mandating employer paid coverage, (2) eventually capping health care spending increases to approximate the growth in the U.S. Consumer Price Index and population, (3) a system of regional and corporate purchasing cooperatives, (4) a guaranteed benefit package, including limited psychiatric and long term care benefits, (5) global budgets and indirect price controls, including limits on insurance premiums, (6) tort and anti-trust law reform, and (7) insurance reform, including portability, elimination of pre-existing condition exclusions, and use of community rated premiums.

     The Medicare program would continue as a separate program with certain enhancements under HSA. Many aspects of the present Medicaid program would disappear.

     In addition to HSA, a number of competing health care reform proposals have been introduced in Congress. Various aspects of HSA and the competing proposals would have differing potential impacts on the Company's Additional Rents. For example, universal access and the provision of psychiatric and long term care coverage may increase utilization of Lessee-facilities, whereas the introduction of regional purchasing cooperatives, indirect price controls and coverage of certain home health care expenditures may have an adverse impact on reimbursement levels and utilization. Currently, it is not possible to project what changes may be made to HSA, or whether or when health care reform in any form will be enacted.

     Other Federal and State Legislation. The Company's Lessees are subject to federal regulatory actions, legislative and policy changes by governmental and private agencies administering Medicare and Medicaid programs, third party payors, and actions by other federal, state and local government agencies. There can be no assurance that such agencies and legislative bodies will not make regulatory or legislative policy changes that could have an adverse affect upon the ability of the Company's Lessees to generate revenues.

     Wide variations of legislative and regulatory proposals to regulate, control or alter the method of financing health care costs have, from time to time, been discussed or introduced in Congress, state legislatures and at regulatory agencies. At present, legislation or regulatory actions have been enacted or proposed which would, among other things:

     - prohibit patient referral arrangements for a wide range of items or services between physicians and providers in which referring physicians have certain financial interests.

     - prohibit many hospital-physician joint business ventures which are typical of the health care industry, and limit permissibility of many other hospital-physician employment and business relationships;

     - offer tax and reimbursement incentives to provide long term care and rehabilitation services outside of institutional settings;

     - condition the use of tax-exempt financing and the receipt of certain Medicare funding on hospital acceptance of Medicaid patients;

     - effectively introduce a new federally mandated health planning process through which capital improvements would require more extensive government approval; and

     - base reimbursement for capital costs under the Medicare program upon occupancy levels, which could have the effect of reducing Medicare reimbursement.

     Because of the many possible and sometimes offsetting financial effects that could result from enactment of such legislative or regulatory proposals, it is not possible to predict with assurance the probable effect on the Company's Additional Rents, if any, of such actions and proposals.

OBJECTIVES AND POLICIES

     The Company is organized to invest in income-producing health care related facilities, including long term care facilities, acute care and rehabilitation hospitals, psychiatric hospitals, substance abuse recovery centers, congregate care and assisted living facilities and medical office buildings. In evaluating potential investments, the Company considers such factors as (1) the geographic area, type of property and demographic profile; (2) the location, construction quality, condition and design of the property; (3) the current and anticipated cash flow and its adequacy to meet operational needs and lease obligations and to provide a competitive market return on equity to the Company's investors; (4) the potential for capital appreciation, if any; (5) the growth, tax and regulatory environment of the communities in which the properties are located; (6) occupancy and demand for similar health facilities in the same or nearby communities; (7) an adequate mix of private and government sponsored patients; (8) potential alternative uses of the facilities; and (9) prospects for liquidity through financing or refinancing.

     There are no limitations on the percentage of the Company's total assets that may be invested in any one property or partnership. The Investment Committee of the Board of Directors may establish limitations as it deems appropriate from time to time. No limits have been set on the number of properties in which the Company will seek to invest, or on the concentration of investments in any one facility or any one city or state. The Company acquires its investments primarily for income.

     Since its inception, the Company has issued four classes of securities which are senior to the Common Stock of which three classes are outstanding at December 31, 1993. In 1986, the Company issued $60,000,000 of 9-1/2% Senior Notes due December 1, 1996. In 1988, the Company issued $75,000,000 of 9-7/8% Senior Notes due February 15, 1998. In April 1989, the Company authorized a $75,000,000 Medium-Term Note program (Series A MTN) in accordance with which it has issued $55,000,000 of unsecured Medium-Term Notes at coupon rates of 8.00% to 10.57% due 1999 - 2003. In September 1993, the Company authorized a $75,000,000 Medium Term Note Program (Series B MTN), out of a $200,000,000 combined debt and equity shelf filed in August 1993. As of December 31, 1993, the Company has issued $6,000,000 of Series B MTNs at coupon rates of 6.10% to 6.70% due 1998-2003. In November 1993, the Company issued $100,000,000 in 6%
Convertible Subordinated Notes due 2000. Proceeds of these Notes were utilized to redeem without penalty the $60,000,000 of 9-1/2% Senior Notes due December 1, 1996, on which the Company had a call provision as of December 1, 1993. The Company may, in the future, issue debt securities which will be senior to the Common Stock. The Company has no present plans to issue senior equity securities, although the Board of Directors is authorized to issue up to 50,000,000 shares of preferred stock. The Company has authority to offer shares of its capital stock in exchange for investments which conform to its standards and to repurchase or otherwise acquire its shares or other securities, but does not presently intend to do so.

     The Company may incur additional indebtedness when, in the opinion of its management and Directors, it is advisable. For short-term purposes the Company from time to time negotiates lines of credit, or arranges for other short-term borrowings from banks or otherwise. The Company may arrange for long-term borrowings through public offerings or from institutional investors. Under its Bylaws, the Company is subject to various restrictions with respect to borrowings.

     In addition, the Company may incur additional mortgage indebtedness on real estate which it has acquired through purchase, foreclosure or otherwise. Where leverage is present on terms deemed favorable, the Company invests in properties subject to existing loans, or secured by mortgages, deeds of trust or similar liens on the properties. The Company also may obtain non-recourse or other mortgage financing on unleveraged properties in which it has invested or may refinance properties acquired on a leveraged basis.

     In July, 1990, the Company adopted a Rights Agreement whereby Company stockholders received, for each Company common share owned, one right to purchase Company common shares, or securities of an acquiring entity, at one-half market value (the "Rights"). The Rights will be exercisable only if and when certain circumstances occur, including the acquisition by a person or group of 15% or more of the Company's outstanding common shares, or the making of a tender offer for 30% or more of the Company's common shares. The Rights are intended to protect stockholders of the Company from takeover tactics that could deprive them of the full value of their shares.

     The Company will not, without the prior approval of a majority of Directors, acquire from or sell to any Director, Officer or employee of the Company, or any affiliate thereof, as the case may be, any of the assets or other property of the Company.

     The Company provides to its stockholders annual reports containing audited financial statements and quarterly reports containing unaudited information.

     The policies set forth herein have been established by the Board of Directors of the Company and may be changed without stockholder approval.

PROHIBITED INVESTMENTS AND ACTIVITIES

     The Bylaws of the Company impose certain prohibitions and restrictions on various investment practices of the Company, including prohibitions against:

       (i) investing in any junior mortgage loan unless (a) the capital invested in such mortgage loan is adequately secured on the basis of the equity of the borrower in the property underlying such investment and the ability of the borrower to repay the mortgage loan, (b) the total amount of the junior mortgage loan, taken together with all other indebtedness secured by the underlying real property, does not exceed 100% of the value of the security therefore, (c) the total amount of the junior mortgage loan, taken together with all other indebtedness secured by the underlying real property which is senior or pari passu with that held by the Company, does not exceed 90% of the value of the security therefor, and (d) total junior mortgage loans do not exceed 20% of the Company's total assets;

       (ii) investing in commodities or commodity futures contracts or effecting short sales of commodities or securities, except that investing in interest rate futures or short sales, when used solely for hedging purposes, is not prohibited;

       (iii) investing more than 1% of the Company's total assets in contracts for the sale of real estate unless such contracts are recordable in the chain of title;

       (iv)  underwriting or distributing as agent securities issued by others;

       (v) investing more than 10% of the Company's assets in unimproved real property;

       (vi) allowing aggregate borrowings of the Company to exceed 100% of the net assets of the Company, unless the Board of Directors determines that a higher level of borrowing is appropriate and in the interest of the Company except that no such higher level of borrowing shall be made which, if secured, exceeds 300% of net assets;

       (vii) acquiring securities in any company holding investments or engaging in activities prohibited by the Company's Bylaws, and

       (viii) any activity that would disqualify the Company as a real estate investment trust under the provisions of the Internal Revenue Code.

Item 2.  PROPERTIES

     See Item 1. for details.

Item 3.  LEGAL PROCEEDINGS

     During 1993, the Company was not a party to any material legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                   PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is listed on the New York Stock Exchange. Set forth below for the fiscal quarters indicated are the reported high and low sales prices of the Company's Common Stock on the New York Stock Exchange restated for the two for one stock split as of May 20, 1992.

                                           1993                      1992                      1991
                                      High       Low           High        Low          High           Low
                                      ---------------         --------------------      ---------------------
First Quarter                        $32        $24           $25 1/4     $20 3/4      $18 15/16     $16 1/2
Second Quarter                        32 1/4     27 1/4        24 1/4      22           20 1/8        18 5/8
Third Quarter                         31 5/8     28 1/4        27 1/4      23           21 1/8        19
Fourth Quarter                        33 5/8     25            27 3/8      22 1/2       24 1/2        19 3/4

        As of March 1, 1994 there were approximately 1,911 stockholders of record and in excess of 10,000 beneficial stockholders of the Company's Common Stock.

        It has been the Company's policy to declare quarterly dividends to the holders of its shares of Common Stock so as to comply with applicable sections of the Internal Revenue Code governing real estate investment trusts. The cash dividends per share paid by the Company are set forth below:

                                                    1993           1992           1991
                                                    ----           ----           ----

First Quarter                                     $ .4500        $ .4200        $ .3950
Second Quarter                                      .4575          .4275          .4013
Third Quarter                                       .4650          .4350          .4075
Fourth Quarter                                      .4725          .4425          .4137
                                                  -------        -------        -------
                                                  $1.8450        $1.7250        $1.6175
                                                  =======        =======        =======

Item 6. SELECTED FINANCIAL DATA

        Set forth below is selected financial data with respect to the Company for the years ended December 31, 1993, 1992, 1991, 1990, and 1989.

                                                           Year Ended December 31,

                                       1993           1992           1991          1990           1989
                                       ----------------------------------------------------------------
                                             (Amounts in thousands, except per share data)

Total Revenues                       $ 92,549      $ 83,727       $ 79,417       $ 72,046      $ 62,475
Net Income                             44,087        35,715         26,451         23,174        13,801
Funds From Operations                  61,427        53,580         45,075         38,702        28,809
Dividends Paid                         49,030        44,136         37,299         33,180        24,848
Total Assets                          549,638       509,150        458,579        476,469       431,353
Debt Obligations                      245,291       205,760        212,431        222,909       233,332
Stockholders' Equity                  269,873       271,375        211,274        219,921       167,473
Net Income Per Share                     1.66          1.38           1.15           1.03          0.78
Dividends Paid Per Share               1.8450        1.7250         1.6175         1.5175        1.4175

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 1993 VS. YEAR ENDED DECEMBER 31, 1992

     Funds from Operations totaled $61,427,000 for the year ended December 31, 1993, an increase of 14.7% or $7,847,000 over the $53,580,000 for the prior year. This increase is attributable to higher base and additional rental and interest income on the Company's investment portfolio, and to non-recurring income of approximately $2,000,000 offset in part by increases in administrative expenses.

     Net Income for the year ended December 31, 1993 was $44,087,000, or $1.66 per share, on revenues of $92,549,000, compared to net income of $35,715,000, or $1.38 per share, on revenues of $83,727,000 for the prior year. These increases parallel the changes noted above and are augmented by depreciation and non-cash charges that are $200,000 lower than in the prior year.

     The increase in base rents of $2,063,000 to $60,389,000 is based on rents received in 1993 from newly completed facilities that were under construction in 1992, and from a full year's rents on 1992 acquisitions.

     Additional rental and interest income increased by $2,187,000 to $14,698,000 for 1993. Additional rental and interest income is a function of increases in facility revenues over specified base year revenues, fixed rent and interest increases or rent increases based on inflation indices. The majority of the Company's investments, other than new facilities, contributed to this increase.

     Interest and Other Income increased by $4,265,000 to $15,188,000. Approximately half of this increase resulted from the mortgage loans acquired in 1992. The balance of the increase came from distributions from a partnership interest written off in 1989, and the receipt of a portion of the proceeds from a lessee's assignment of certain properties owned by the Company.

     The marginal decrease of $52,000 to $19,728,000 in Interest Expense is due to higher capitalized interest on projects that were under construction in 1993 offset by long-term interest from the $100,000,000 Convertible Subordinated Notes raised before repaying the $60,000,000 Senior Notes due 1996 during December 1993 (see further under Liquidity and Capital Resources below).

     During the second half of the year, the Company completed the construction of four medical office buildings and two long-term care facilities. In the last two months of 1993, the Company purchased an existing loan on an acute care hospital owned and operated by OrNda Healthcorp, an existing lease on a medical office building leased to a Columbia Healthcare subsidiary, and an assisted living facility. A full year's effect of these transactions as well as the refinancing discussed above should have a significant positive effect on the Company's 1994 results.

     YEAR ENDED DECEMBER 31, 1992 VS. YEAR ENDED DECEMBER 31, 1991

     Funds from Operations totaled $53,580,000 for the year ended December 31, 1992, an increase of 18.9% over the $45,075,000 for the prior year. This increase is attributable to higher base rental income and interest income as a result of facilities acquired during 1992 and 1991, lower interest expense and higher additional rents and interest in the Company's investment portfolio. These positive factors were, in part, offset by higher administrative expenses.

     Net Income for the year ended December 31, 1992 was $35,715,000, or $1.38 per share, on revenues of $83,727,000 compared with net income of $26,451,000, or $1.15 per share, on revenues of $79,417,000 for the year ended December 31, 1991. These increases were due to the factors discussed above and were enhanced by depreciation and non-cash charges that were $462,000 lower than the prior year.

     The 1992 additional rental and interest income of $12,511,000 was $3,662,000 higher than the prior year. Additional rental and interest income is a function of increases in facility revenues over specified base year revenues, fixed rent and interest increases or rent increases based on inflation indices. Most of the Company's investments, other than new facilities, contributed to this increase; however, a significant portion of the growth in additional rental income, $1,389,000, was generated from four newly constructed rehabilitation hospitals, two of which commenced paying additional rent during 1992. Management of the Company believes that the rehabilitation hospital industry is experiencing increased competition and pressure on daily rates and lengths of stay from payors. Because of the continuing revenue pressures on the industry and since all the Company's rehabilitation hospitals are now paying additional rent, the Company does not expect increases in additional rent from this source to match the levels achieved during the prior year.

     Interest and Other Income of $10,923,000 for 1992 was $3,158,000 over the year ago period. This increase relates to interest earned from mortgage loans acquired during 1992 and short-term investments, offset in part, by the non-recurring income generated in 1991 from the Company's investment in senior secured notes which were repurchased from the Company.

     Interest Expense of the Company totaled $19,780,000 for 1992, $1,058,000 less than that incurred for the prior year. In 1992, interest expense was lower because short-term borrowings were repaid with the proceeds from the March 1992 equity offering.

     In the last half of 1992, the Company began construction on four medical office buildings. In October 1992, the Company acquired an acute care hospital, and in December 1992 the Company purchased fourteen mortgage loans from the Resolution Trust Corporation. The contribution of these new transactions to increased funds from operations was minimal in 1992. However, management believes that these transactions will contribute a measurable positive effect beginning in the first quarter of 1993.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1993, the Company's portfolio of properties, including equity investments, was comprised of 138 long term care facilities, eleven assisted living and congregate care centers, six acute care hospitals, six rehabilitation hospitals, nine medical office buildings and one psychiatric care facility. The gross acquisition price of the properties, which includes partnership acquisitions, was approximately $655,000,000. The Company had a direct investment in 119 facilities; investments in the remaining 52 were owned through partnerships in which the Company is the managing general partner.

     During 1993, the Company expended a net amount of $29,315,000 in investing activities. New investments accounted for approximately $44,022,000; these amounts were offset by the receipt of $14,707,000 of advances repaid from the refinancing of loans made by the Company to three 50% owned partnerships.

     The Company has financed its acquisitions through the sale of Common Stock, the issuance of long-term debt, the assumption of mortgage notes payable and the use of short-term bank credit lines. As discussed above, late in the year the Company refinanced the prepayment of its $60,000,000 9-1/2% Senior Notes due 1996 without penalty through the issuance of $100,000,000 6% Convertible Subordinated Notes due 2000. Additionally, during the year, the Company utilized its Medium Term Note programs to issue $16,000,000 in notes, bringing the total issued under such programs to $61,000,000. The net remaining $30,000,000 in monies raised through the Company's long-term financings was invested in short-term investments pending deployment in long-term investments. The Company has a strong financial position with approximately $269,873,000 in stockholders' equity as of December 31, 1993, a total debt-to-equity ratio of approximately 0.91:1 and committed and unused bank lines of credit aggregating $80,000,000.

     As of December 31, 1993, the Company had commitments to purchase and construct health care facilities totaling $36,000,000 which are expected to be funded during 1994 and 1995. Facilities under construction are generally financed by means of short-term borrowings under the Company's existing bank lines. In the future, the Company may use its Medium-Term Note program to finance a portion of the construction. At the completion of construction and commencement of the lease, the bank lines are refinanced with new long-term debt or equity offerings.

     The Company has the option to prepay without penalty its $75,000,000 9-7/8% Senior Notes due 1998 at any time after February 15, 1995; it may refinance the foregoing by raising new long term funds in 1994 if it appears advantageous to do so.

     The Company has unconditional guarantees from National Medical Enterprises, Inc. ("NME") in respect of Lease obligations of subsidiaries of NME (5 facilities) and subsidiaries of The Hillhaven Corporation ("Hillhaven") (63 facilities) which are discussed in Note (3) to the consolidated financial statements. NME's operating results according to published reports distributed by NME have been significantly and negatively affected by (1) adverse media coverage, investigations in certain states, and certain claims and lawsuits, all in connection with allegations that NME's psychiatric facilities engaged in certain improper practices and (2) industry-wide weaknesses in the psychiatric hospital business, including increased payor restrictions on psychiatric hospitalization and on amounts paid for psychiatric care. Based upon public filings, NME's balance sheet remains strong with stockholders' equity of $1.48 billion and a ratio of long-term debt to equity of 0.51:1 at November 30, 1993. NME's net loss for the six months ended November 30, 1993 was $267,000,000. In the past several months NME has (1) settled or agreed in principle to settle lawsuits with certain insurance companies for payments by NME aggregating $214,900,000, (2) settled or reached agreements in principle to settle approximately half of its psychiatric patient care cases, (3) sold most of its rehabilitation hospitals and clinics for approximately $350,000,000, and (4) adopted a plan to dispose of substantially all of its psychiatric hospitals and substance abuse facilities. NME has stated that the most significant transaction affecting results of operations for the quarter and six months ended November 30, 1993 was a $433,000,000 pretax charge for the estimated loss on disposal of its psychiatric care facilities and substance abuse facilities. NME has not provided any liability, except legal fees and expenses, resulting from the investigation by government agencies.

     The Company currently has approximately $28,000,000 in irrevocable letters of credit from commercial banks to back the obligations of the majority of Lease obligations of Lessees not affiliated with NME and Hillhaven. The largest such letter of credit is for $11,850,000 from Morgan Guaranty Trust Company, which, like the other letters of credit, allows the Company to draw down the letter of credit to the extent of any delinquencies of monetary obligations required under the Leases.

     A dividend of $0.4725 per share, or $12,574,000 in the aggregate, was paid by the Company on November 20, 1993. On January 19, 1994, the Company announced that it will pay a dividend of $0.48 per share on February 18, 1994 to stockholders of record on February 3, 1994. Dividends paid or payable as a percentage of funds from operations were 80%, 82% and 83% for the years ended December 31, 1993, 1992 and 1991, respectively. Since commencing business in 1985, the Company has paid dividends equal to approximately 83% of funds from operations.

     The impact of recent low rates of inflation has not been significant to the Company's operations, except for the positive effects that low inflation has had on reducing the Company's interest cost. Inflation, inflationary expectations and their effects on interest rates may affect the Company in the future by changing the underlying value of the Company's real estate or by impacting the Company's costs of financing its operations. The effects could be either positive or negative depending on the circumstances at the time.

     Management believes that the Company's liquidity and sources of capital are adequate to finance its operations as well as its future investments in additional facilities during the remainder of 1994.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Consolidated Balance Sheets as of December 31, 1993 and 1992 and its Consolidated Statements of Income, Stockholders' Equity, and Cash Flows for the years ended December 31, 1993, 1992 and 1991, together with the report of Arthur Andersen & Co., independent public accountants, are included elsewhere herein. Reference is made to the "Index to Consolidated Financial Statements".

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                  PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company were as follows on March 1, 1994:

          Name                   Age                           Position
- ---------------------------     -----          -------------------------------------------------
Kenneth B. Roath                  58           Chairman, President and Chief Executive Officer

James G. Reynolds                 42           Senior Vice President and Chief Financial Officer

Devasis Ghose                     40           Vice President - Finance and Treasurer

Stephen R. Maulbetsch             36           Vice President - Property and Acquisitions Analysis

Lorna M. Mellies                  38           Vice President - Legal and Corporate Secretary

David A. Young                    46           Vice President - Business Development

Thomas J. Zarse                   60           Vice President - Construction and Development

     There is hereby incorporated by reference the information appearing under the caption "Election of Directors" in the Registrant's definitive proxy statement relating to its Annual Meeting of Stockholders to be held on April 21, 1994.

Item 11.  EXECUTIVE COMPENSATION

     There is hereby incorporated by reference the information under the caption "Executive Compensation" in the Registrant's definitive proxy statement relating to its Annual Meeting of Stockholders to be held on April 21, 1994.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     There is hereby incorporated by reference the information under the caption "Principal Stockholders" in the Registrant's definitive proxy statement relating to its Annual Meeting of Stockholders to be held on April 21, 1994.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There is hereby incorporated by reference the information under the caption "Certain Transactions" in the Registrant's definitive proxy statement relating to its Annual Meeting of Stockholders to be held on April 21, 1994.

                                   PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

     a)  Financial Statements:

         1)  Report of Independent Public Accountants

         2)  Financial Statements

             Consolidated Balance Sheets - December 31, 1993 and 1992 Consolidated Statements of Income - for the years ended December
               31, 1993, 1992 and 1991
             Consolidated Statements of Stockholders' Equity - for the years ended December 31, 1993, 1992 and 1991
             Consolidated Statements of Cash Flows - for the years ended
               December 31, 1993, 1992 and 1991
             Notes to Consolidated Financial Statements

             Note - All schedules have been omitted because the required information is presented in the financial statements and the related notes or because the schedules are not applicable.

     b)  Reports on Form 8-K:

         No reports on Form 8-K were filed by the Company during the fourth quarter of 1993.

     c)  Exhibits

         3.1 Articles of Amendment and Restatement of the Company. 1/
         3.2  Amended Bylaws of the Company. 2/
         4.2 Indenture dated as of February 15, 1988 between the Company and the Bank of New York for 9-7/8% Senior Notes due February 15, 1998. 3/
         4.3 Indenture dated as of April 1, 1989 between the Company and The Bank of New York for Debt Securities. 4/
         4.4  Form of Fixed Rate Note. 5/
         4.5  Form of Floating Rate Note. 6/

        10.1 Amendment No. 1, dated as of May 30, 1985, to Partnership Agreement of Health Care Property Partners, a California general partnership ("HCPP"), the general partners of which consist of the Company and certain affiliates of National Medical Enterprises, Inc. ("NME"). 7/
        10.9 Corporate Guaranty of Obligations of Subsidiaries Pursuant to Leases, Percentage Rent Agreement and Contract of Acquisition, dated as of May 30, 1985, from NME in favor of HCPP. 7/
       10.10  Deferred Compensation Plan of the Company. 7/
       10.27 Employment Agreement dated April 28, 1988 between the Company and Kenneth B. Roath. 9/
       10.28  Health Care Property Investors, Inc. Executive Retirement Plan.
              8/
       10.29 Health Care Property Investors, Inc. Amended Stock Incentive Plan, as amended. 12/
       10.30 Health Care Property Investors, Inc. Directors Stock Incentive Plan, as amended. 12/
       10.32 Rights Agreement, dated as of July 5, 1990 between Health Care Property Investors, Inc., and Manufacturers Hanover Trust Company of California. 10/
       10.34 First Amendment to Employment Agreement dated February 1, 1990 between the Company and Kenneth B. Roath. 10/
       10.35 Amended and Restated Revolving Credit Agreement dated as of December 15, 1991, between the Company and The Bank of New York, NCNB National Bank of North Carolina, Commerzbank AG, Bank of Hawaii and Kredietbank NV. 11/
       10.36 Retirement Plan for Outside Directors of Health Care Property Investors, Inc. as of January 1, 1991. 11/

        22.1  List of Subsidiaries

        24.1  Consent of Independent Public Accountants


         1/  This exhibit is incorporated by reference to the exhibit numbered
             4.1 in the Company's Amendment No. 2 to the Form S-3 Registration Statement dated January 31, 1990.

         2/  This exhibit is incorporated by reference to the exhibit numbered
             4.2 in the Company's Form S-3 Registration Statement dated October 17, 1989.

         3/ This exhibit is incorporated by reference to exhibit 4.1 in the Company's Form S-11 Registration Statement dated December 14, 1987.

         4/ This exhibit is incorporated by reference to exhibit 4.1 in the Company's Form S-3 Registration Statement dated March 20, 1989.

         5/ This exhibit is incorporated by reference to exhibit 4.2 in the Company's Form S-3 Registration Statement dated March 20, 1989.

         6/ This exhibit is incorporated by reference to exhibit 4.3 in the Company's Form S-3 Registration Statement dated March 20, 1989.

         7/ This exhibit is incorporated by reference to the corresponding numbered exhibit in the Company's annual report on Form 10-K for the year ended December 31, 1985.

         8/ This exhibit is incorporated by reference to the corresponding numbered exhibit in the Company's annual report on Form 10-K for the year ended December 31, 1987.

         9/ This exhibit is incorporated by reference to the corresponding numbered exhibit in the Company's annual report on Form 10-K for the year ended December 31, 1988.

        10/ This exhibit is incorporated by reference to Appendix B of the Company's Form 10-K for the year ended December 31, 1990.

        11/ This exhibit is incorporated by reference to Appendix B of the Company's Form 10-K for the year ended December 31, 1991.

        12/ This exhibit is incorporated by reference to the corresponding numbered exhibit in the Company's annual report on Form 10-K for the year ended December 31, 1992.

     For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statement on Form S-8 Nos. 33-28483 (filed May 11, 1989):

     Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy expressed in the Act and will be governed by the final adjudication of such issue.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 28, 1994

                                      HEALTH CARE PROPERTY INVESTORS, INC.
                                                (Registrant)



                                          KENNETH B. ROATH
                            ---------------------------------------------------

                             Kenneth B. Roath, Chairman, President,
                             Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date                                 Signature and Title
- ----                                 -------------------


                                          KENNETH B. ROATH
March 28, 1994                -------------------------------------------------

                               Kenneth B. Roath, Chairman,
                               President, Chief Executive Officer and Director (Principal Executive Officer)



                                          JAMES G. REYNOLDS
March 28, 1994                -------------------------------------------------

                               James G. Reynolds, Senior Vice President and
                               Chief Financial Officer
                               (Principal Financial Officer)



                                          DEVASIS GHOSE
March 28, 1994                -------------------------------------------------

                               Devasis Ghose, Vice President- Finance and
                               Treasurer (Principal Accounting Officer)




                                          PAUL V. COLONY
March 28, 1994                -------------------------------------------------

                               Paul V. Colony, Director

                                          ROBERT R. FANNING, JR.
March 28, 1994                -------------------------------------------------

                               Robert R. Fanning, Jr., Director





                                          MICHAEL D. MCKEE
March 28, 1994                -------------------------------------------------
                               Michael D. McKee, Director






                                          ORVILLE E. MELBY
March 28, 1994                -------------------------------------------------

                               Orville E. Melby, Director





                                          HAROLD M. MESSMER, JR.
March 28, 1994                -------------------------------------------------

                               Harold M. Messmer, Jr., Director





                                          PETER L. RHEIN
March 28, 1994                -------------------------------------------------

                               Peter L. Rhein, Director

                                                EXHIBIT INDEX


1.      List of Subsidiaries.

2.      Consent of Independent Public Accountants.

                                   HEALTH CARE PROPERTY INVESTORS, INC.


Exhibit 22.1

List of Subsidiaries

Texas HCP, Inc., a Maryland corporation

HCPI Mortgage Corp., a Delaware corporation

                     CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K, into the Company's previously filed Registration Statement Nos. 33-27671, 33-28483 and 33-66676.



ARTHUR ANDERSEN & CO.

Los Angeles, California
March 28, 1994

                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     Pages
                                                                     -----
Report of Independent Public Accountants                              F-2

Consolidated Balance Sheets - as of December 31, 1993 and 1992        F-3

Consolidated Statements of Income -
  for the years ended December 31, 1993, 1992 and 1991                F-4

Consolidated Statements of Stockholders' Equity -
  for the years ended December 31, 1993, 1992 and 1991                F-5

Consolidated Statements of Cash Flows -
  for the years ended December 31, 1993, 1992 and 1991                F-6

Notes to Consolidated Financial Statements                         F-7 -- F-15

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Health Care Property Investors, Inc.:


     We have audited the accompanying consolidated balance sheets of Health Care Property Investors, Inc. (a Maryland corporation) as of December 31, 1993 and 1992, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Health Care Property Investors, Inc. as of December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN & CO.

Los Angeles, California
January 12, 1994

                                                  HEALTH CARE PROPERTY INVESTORS, INC.

                                                     CONSOLIDATED BALANCE SHEETS

                                           (Dollar amounts in thousands, except par values)



                                                                        December 31,
                                                              1993                        1992
                                                         -----------------------------------------
ASSETS
Real Estate Properties
  Buildings and Improvements                              $  474,181                 $  440,674
  Accumulated Depreciation                                   (96,350)                   (81,993)
                                                          ------------               ------------
                                                             377,831                    358,681
Construction in Progress                                       4,974                      5,288
Land                                                          52,012                     51,175
                                                          ------------               ------------

                                                             434,817                    415,144
Investments in and Advances to Partnerships                   10,709                     27,183
Loans Receivable                                              70,471                     60,670
Other Assets                                                   6,431                      3,503
Cash and Short-Term Investments                               27,210                      2,650
                                                          ------------               ------------
TOTAL ASSETS                                              $  549,638                 $  509,150
                                                          ============               ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Senior Notes Due 1998-2003                                $  135,845                 $  179,620
Convertible Subordinated Notes Due 2000                      100,000                        ---
Mortgage Notes Payable                                         9,446                     13,440
Bank Notes Payable                                               ---                     12,700
Accounts Payable and Accrued Expenses                         14,233                     10,800
Minority Interests in Joint Ventures                          20,241                     21,215
Commitments
Stockholders' Equity:
  Preferred Stock, $1.00 par value; 50,000,000
    shares authorized; none outstanding.                        ---                        ---
  Common Stock, $1.00 par value; 100,000,000
    shares authorized; 26,633,184 and 26,443,654
    outstanding as of December 31, 1993 and 1992,
    respectively.                                             26,633                     26,444
Additional Paid-In Capital                                   302,765                    299,513
Cumulative Net Income                                        189,086                    144,999
Cumulative Dividends                                        (248,611)                  (199,581)
                                                          ------------               ------------
Total Stockholders' Equity                                   269,873                    271,375
                                                          ------------               ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $  549,638                 $  509,150
                                                          ============               ============

           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                 HEALTH CARE PROPERTY INVESTORS, INC.

                                                  CONSOLIDATED STATEMENTS OF INCOME

                                           (Amounts in thousands, except per share amounts)


                                                                                         Year Ended December 31,

                                                          --------------------------------------------------------------------
                                                               1993                       1992                       1991
                                                          --------------             --------------             --------------

REVENUES
Base Rental Income                                          $   60,389                 $   58,326                 $   56,957
Additional Rental and Interest Income                           14,698                     12,511                      8,849
Interest and Other Income                                       15,188                     10,923                      7,765
Facility Operating Revenues                                      2,274                      1,967                      5,846
                                                         --------------             --------------             --------------
                                                                92,549                     83,727                     79,417
                                                         --------------             --------------             --------------
EXPENSES

Interest Expense                                                19,728                     19,780                     20,838
Depreciation/Noncash Charges                                    17,862                     18,062                     18,524
Other Expenses                                                   5,147                      4,950                      4,313
Facility Operating Expenses                                      2,306                      1,904                      5,669
                                                         --------------             --------------             --------------
                                                                45,043                     44,696                     49,344
                                                         --------------             --------------            --------------
INCOME FROM OPERATIONS                                          47,506                     39,031                     30,073
   Minority Interests                                           (3,419)                    (3,316)                    (3,622)
                                                         --------------             --------------             --------------
NET INCOME                                                  $   44,087                 $   35,715                 $   26,451
                                                         ==============             ==============            ==============

NET INCOME PER SHARE                                        $     1.66                 $     1.38                 $     1.15
                                                         ==============             ==============             ==============

WEIGHTED AVERAGE SHARES OUTSTANDING                             26,580                     25,830                     23,053
                                                         ==============             ==============             ==============

                 The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                                HEALTH CARE PROPERTY INVESTORS, INC.

                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                       (Amounts in thousands)


                                              Common Stock
                                  -----------------------------------------
                                                                  Additional                                         Total
                                    Number         Par Value       Paid-In         Cumulative       Cumulative    Stockholders'
                                  Of Shares         Amount         Capital         Net Income        Dividends       Equity
                                  ----------       ---------      ----------       ----------       -----------   -------------

Balances,
 December 31, 1990                  22,964         $ 22,964       $232,270         $ 82,833        $(118,146)       $219,921

Issuance of Stock                       38               38            631                                               669
Exercise of Stock Options              120              120          1,412                                             1,532
Net Income                                                                           26,451                           26,451
Dividends                                                                                            (37,299)        (37,299)
                                    -------        ---------      ---------        ---------       -----------      ----------

Balances,
 December 31, 1991                  23,122           23,122        234,313          109,284         (155,445)        211,274

Issuance of Stock                    3,204            3,204         63,731                                            66,935
Exercise of Stock Options              118              118          1,469                                             1,587
Net Income                                                                           35,715                           35,715
Dividends                                                                                            (44,136)        (44,136)
                                    -------        ---------      ---------        ---------        ----------      ----------

Balances,
 December 31, 1992                  26,444           26,444        299,513          144,999         (199,581)        271,375

Issuance of Stock                       30               30            737                                               767
Exercise of Stock Options              159              159          2,515                                             2,674
Net Income                                                                           44,087                           44,087
Dividends                                                                                            (49,030)        (49,030)
                                    -------        ---------      ---------        ----------      -----------     -----------

Balances,
 December 31, 1993                  26,633        $  26,633       $302,765         $189,086        $(248,611)       $269,873
                                    =======       ==========      =========        ==========      ============     ===========

                 The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                 HEALTH CARE PROPERTY INVESTORS, INC.

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           (Amounts in thousands, except per share amounts)


                                                                             Year Ended December 31,

                                                        --------------------------------------------------------------------
                                                             1993                       1992                       1991
                                                        --------------             --------------             --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                               $   44,087                 $   35,715                 $   26,451
Depreciation/Noncash Charges                                 17,862                     18,062                     18,524
Distributions from Partnerships in Excess
   of Income                                                    438                        917                        856
Distributions to Minority Interests in Excess
   of Income                                                   (960)                    (1,114)                      (756)
                                                        ---------------            ---------------            --------------
FUNDS FROM OPERATIONS                                        61,427                     53,580                     45,075
Change in Other Assets/Liabilities                            1,280                     (1,572)                        65
                                                        ---------------            ---------------            --------------
                                                             62,707                     52,008                     45,140
                                                        ---------------            ---------------            --------------
CASH FLOWS FROM INVESTING ACTIVITIES
Cash Outflow for Real Estate Purchases                      (34,195)                   (30,316)                   (17,514)
Advances Repaid by Partnerships                              14,707                        ---                        ---
Investments in and Advances to Partnerships                     ---                        ---                     (6,200)
Repayment of Loans Receivable                                   ---                        ---                     23,708
Other Investments and Loans                                  (9,827)                   (38,771)                    (1,473)
                                                        ---------------            ---------------            --------------
                                                            (29,315)                   (69,087)                    (1,479)
                                                        ---------------            ---------------            --------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net Decrease in Bank and Other Notes Payable                (12,700)                    (3,600)                   (31,735)
Repayment of Senior Notes                                   (60,000)                       ---                        ---
Issuance of Senior Notes Due 1998-2003                       15,906                        ---                     22,500
Convertible Subordinated Notes Due 2000                      97,500                        ---                        ---
Cash Proceeds from Issuing Common Stock                       2,674                     66,862                      2,201
Increase in Minority Interests                                  ---                        ---                      1,181
Final Payments on Mortgages                                  (2,864)                    (1,868)                       (50)
Periodic Payments on Mortgages                               (1,259)                    (1,257)                    (1,380)
Dividends Paid                                              (49,030)                   (44,136)                   (37,299)
Other Financing Activities                                      941                        644                        343
                                                        ---------------            ---------------            --------------
                                                             (8,832)                    16,645                    (44,239)
                                                        ---------------            ---------------            --------------
NET INCREASE/(DECREASE) IN CASH AND
   SHORT-TERM INVESTMENTS                                $   24,560                 $     (434)                $     (578)
                                                        ===============            ===============            ==============
ADDITIONAL CASH FLOW DISCLOSURES
Interest Paid, Net of Capitalized Interest               $   19,282                 $   19,809                 $   20,312
                                                        ===============            ===============            ==============
Capitalized Interest                                     $      932                 $      163                 $       22
                                                        ===============            ===============            ==============

               The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                HEALTH CARE PROPERTY INVESTORS, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  THE COMPANY

  Health Care Property Investors, Inc. (the "Company"), a Maryland corporation, was organized in March 1985 to qualify as a real estate investment trust. The Company was organized to invest in health care related properties located throughout the United States, including long term care facilities, acute care and rehabilitation hospitals, psychiatric hospitals, substance abuse recovery centers, congregate care and assisted living facilities, and medical office buildings. The Company currently owns interests in 171 properties (the "Properties") located in 30 states. Of these Properties, 161 are leased to 27 health care providers ("the Lessees") pursuant to long-term leases ("the Leases"). The Company also holds mortgage loans on ten properties that are owned and operated by seven health care providers. The Properties include 138 long term care facilities, eleven congregate care and assisted living centers, six acute care hospitals, six rehabilitation hospitals, one psychiatric hospital and nine medical office buildings.

(2)  SIGNIFICANT ACCOUNTING POLICIES

REAL ESTATE:

  The Company records the acquisition of real estate at cost and uses the straight-line method of depreciation for buildings and improvements over estimated useful lives ranging up to 45 years. The Company provides accelerated depreciation on certain of its investments based primarily on an estimation of net realizable value of such investments at the end of the primary lease terms.

INVESTMENTS IN PARTNERSHIPS AND SUBSIDIARIES:

  The Company uses the equity method of accounting for investments in partnerships which are 50% owned and controlled. Acquisition, development and construction arrangements are accounted for as real estate investments/joint ventures or loans based on the characteristics of the arrangements. The Company consolidates the accounts of its subsidiaries and its investments in joint ventures which are majority owned and controlled.

CASH AND SHORT-TERM INVESTMENTS:

  Money-market investments (which all have maturities of three months or less) are carried at cost plus accrued interest which approximates market value.

FEDERAL INCOME TAXES:

  The Company has operated at all times so as to qualify as a real estate investment trust under Sections 856 to 860 of the Internal Revenue Code of 1986. As such, the Company is not taxed on its income which is distributed to stockholders. At December 31, 1993, the tax basis of the Company's net assets and liabilities exceeds the reported amounts by approximately $8,000,000.

  Earnings and profits, which determine the taxability of dividends to stockholders, differ from net income for financial statements due to the treatment required under the Internal Revenue Code of certain interest income and expense items, depreciable lives, basis of assets and timing of rental income.

ADDITIONAL RENTAL AND INTEREST INCOME:

  Additional Rental and Interest Income includes the amounts in excess of the initial annual base rents and interest. Additional Rental and Interest Income is generated by a percentage of increased revenue over specified base period revenue of the properties, fixed increases in rent or interest, and on increases based on inflation indices.

NET INCOME PER SHARE:

  Net Income Per Share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. The effect of common stock equivalents is immaterial.

FUNDS FROM OPERATIONS:

  In the context of Cash Flows from Operating Activities, the Company has adopted the following definition for Funds From Operations that has been prescribed by the National Association of Real Estate Investment Trusts (NAREIT). Funds From Operations is defined as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect Funds From Operations on the same basis. Funds From Operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income.

RECLASSIFICATIONS:

  Certain reclassifications have been made in the prior years' consolidated financial statements to conform with the current year's presentation.

(3)   REAL ESTATE INVESTMENTS

  The Company was organized to make long-term equity-oriented investments principally in operating, income-producing health care related properties. The Company's equity investments have been structured as land and building leasebacks and are made either directly by the Company or through partnerships and joint ventures in which the Company is the general partner.

  Under the terms of the lease agreements, the Company earns fixed monthly base rents and may earn periodic additional rents. At December 31, 1993, minimum future rental income from non-cancellable operating leases was approximately $67,000,000 in 1994, $66,000,000 in both 1995 and 1996, $65,000,000 in 1997,
$55,000,000 in 1998 and $147,000,000 in the aggregate thereafter.

  The Company has certain real estate investments that allow the Company to "put" the facilities to the Lessees at lease termination. These financing leases are classified under loans receivable. At December 31, 1993 minimum future interest income from non-cancellable financing leases was approximately $3,000,000 in each of the next five years and $3,000,000 in the aggregate thereafter.

(3)  REAL ESTATE INVESTMENTS

The following tabulation lists the Company's total real estate investments at December 31, 1993 (Dollar amounts in thousands):

                                        Number               Buildings &
                                        of                  Improvements         Total      Accumulated     Mortgage Notes
Facility Type and Location            Facilities    Land       & CIP          Investments      Depreciation       Payable
- -----------------------------------------------------------------------------------------------------------------------------
Long Term Care Facilities
Arkansas                                   8       $   615     $  9,154         $   9,769         $  1,712           $   661
California                                16         6,547       25,284            31,831            8,405               ---
Colorado                                   3         1,541        9,966            11,507            3,088               ---
Florida                                   11         6,998       33,579            40,577            5,081               ---
Indiana                                   10         2,711       34,205            36,916            5,953               ---
Kansas                                     3           788        9,906            10,694            2,328             1,842
Maryland                                   3         1,287       18,972            20,259            3,325               ---
Massachusetts                              5         1,587       16,752            18,339            5,881               ---
Michigan                                   3           137        8,058             8,195            2,708               ---
North Carolina                             4           582       10,781            11,363            1,167               333
Ohio                                       6         1,125       23,835            24,960            6,191             1,089
Tennessee                                 10         1,072       36,541            37,613            6,863             1,935
Texas                                     11           896       17,839            18,735            4,426               ---
Wisconsin                                  8         1,597       20,719            22,316            4,586               ---
Others                                    14         3,607       43,268            46,875           12,769               933
- -----------------------------------------------------------------------------------------------------------------------------
 Total Long Term Care Facilities         115        31,090      318,859           349,949           74,483             6,793
- -----------------------------------------------------------------------------------------------------------------------------
Acute Care Hospitals
Los Gatos, California                      1         3,736       17,139            20,875            4,439               ---
Slidell/Plaquemine, Louisiana              2         3,290       29,133            32,423            4,391               ---
- -----------------------------------------------------------------------------------------------------------------------------
  Total Acute Care Hospitals               3         7,026       46,272            53,298            8,830               ---
- -----------------------------------------------------------------------------------------------------------------------------
Congregate Care/Assisted Living            6         1,921       13,640            15,561            2,222             1,288
- ----------------------------------------------------------------------------------------------------------------------------
Psychiatric Facility                       1           738        3,181             3,919            1,076               ---
- -----------------------------------------------------------------------------------------------------------------------------
Rehabilitation Hospitals
Peoria, Arizona                            1         1,565        7,050             8,615              731               ---
Little Rock, Arkansas                      1           709        9,599            10,308              748               ---
Colorado Springs, Colorado                 1           690        8,346             9,036              605               ---
Overland Park, Kansas                      1         2,316       10,719            13,035            1,186               ---
San Antonio/Dallas, Texas                  2         3,990       29,679            33,669            6,185               ---
- -----------------------------------------------------------------------------------------------------------------------------
  Total Rehabilitation Hospitals           6         9,270       65,393            74,663            9,455               ---
- -----------------------------------------------------------------------------------------------------------------------------
Medical Office Buildings/Texas             8         1,967       31,810            33,777              284               ---
- -----------------------------------------------------------------------------------------------------------------------------
  TOTAL CONSOLIDATED REAL ESTATE OWNED   139        52,012      479,155           531,167           96,350             8,081
- -----------------------------------------------------------------------------------------------------------------------------
Partnership Investments,
   Including All Partners' Assets         16           ---          ---            55,467              ---               ---
Financing Leases                           6           ---          ---            20,481              ---             1,365
Mortgage Loans                            10           ---          ---            47,545              ---               ---
- -----------------------------------------------------------------------------------------------------------------------------
  TOTAL INVESTMENT PORTFOLIO             171       $52,012      479,155         $ 654,660         $ 96,350           $ 9,446
=============================================================================================================================

   The following tabulation lists the Company's major Lessees, the investment in Properties leased to those Lessees, and the percentage of total revenue from these Lessees for the years ended December 31, 1993, 1992 and 1991.

                                                                             Percentage of Revenue
                                                                             Year Ended December 31,
                                         Investment at
                                        December 31, 1993                      1993   1992    1991
                                        -----------------                      ----   ----    ----
                                  (Dollar amounts in thousands)

Leased by the Hillhaven
Corporation and its
subsidiaries                                $158,422                            24%     26%    26%
                                            ========                           ====    ====   ====

Leased by National
Medical Enterprises, Inc.
and its subsidiaries                        $ 80,393                            14%     16%    19%
                                            ========                           ====    ====   ====

Leases Guaranteed by
Beverly Enterprises, Inc.                   $ 59,939                            12%     12%    11%
                                            ========                           ====    ====   ====

  Certain of these facilities have been subleased or assigned to other operators.

  The Company and National Medical Enterprises, Inc. (hereinafter, together with its subsidiaries "NME"), entered into a joint venture agreement in 1985, with equity interests of 77% and 23%, respectively, to own and leaseback 24 health care facilities and the underlying land. The Company and its partnerships and joint ventures have leased 44 additional facilities to NME and The Hillhaven Corporation and its subsidiaries ("Hillhaven"). In January 1994, two rehabilitation hospitals leased to NME were assigned to Healthsouth Corporation. These facilities constituted 5% of the Company's annualized revenues. All of the leases referred to in this paragraph are unconditionally guaranteed by NME.

  The Company purchased 26 facilities for $60,000,000 from subsidiaries of Beverly Enterprises, Inc. in 1988. On December 27, 1990, the Company invested $20,000,000 in Senior Secured Floating Rate Notes due 1995 from Beverly California Corporation, a subsidiary of Beverly Enterprises, Inc. This note was repurchased from the Company in April 1991. Approximately $900,000 of non-recurring income was recorded by the Company from this investment and the positive effects of declining short-term interest costs during 1991.

COMPANY OPERATED FACILITIES:

  From time to time, the Company operates facilities as a result of Lease terminations. The operations of the facilities, two in 1991, and one in 1992 and 1993, are included in the Company's consolidated financial statements under Facility Operating Revenues and Facility Operating Expenses.

(4)   INVESTMENTS IN PARTNERSHIPS

     The Company is the general partner and a 50% equity interest owner in Health Care Investors I, a partnership which holds eleven long term care facilities in Missouri, Illinois and Arkansas and leases them to Hillhaven. The partnership agreement provides for an allocation of income and expense items on percentages other than equity interests of the partners. A Director of the Company is also a limited partner in this partnership.

     The Company is the general partner and a 50% equity interest owner in five partnerships that each developed and leased a congregate care center.

     The Company is also a general partner in Health Care Investors III (HCIII), a general partnership, which holds eight long term care facilities in California. The accounts of HCIII at December 31, 1992 and 1993 are recorded under Real Estate Properties because the Company controls these assets, after the December, 1992 purchase of the mortgage loans encumbering the facilities. HCIII's Rental Income and Losses from Operations for 1992 are included in the table below. HCIII's 1993 results are not included below but are included in the Company's consolidated statement of income.

     Combined summarized financial information of the partnerships follows:

                                                                     December 31,
                                                      1993                               1992
                                                --------------------------------------------------
                                                               (Amounts in thousands)

Real Estate Properties, Net                         $40,978                            $43,489
Other Assets                                          3,975                              2,520
                                                    -------                            -------
Total Assets                                        $44,953                            $46,009
                                                    =======                            =======

Notes Payable to Others                             $32,251                            $15,905
Accounts Payable                                        465                                254
Other Partners' Capital                               1,528                              2,667
Investments and Advances from the Company            10,709                             27,183
                                                    -------                            -------
Total Liabilities and Partners' Capital             $44,953                            $46,009
                                                    =======                            =======
Rental Income                                       $ 7,500                            $ 9,072
                                                    =======                            =======
Net Income                                          $   717                            $   254
                                                    =======                            =======
Company's Equity in Partnership Operations          $   978                            $   160
Distributions to the Company                          1,416                              1,077
                                                    -------                            -------
Distributions from Partnerships in Excess
   of Income                                        $   438                            $   917
                                                    =======                            =======

(5)   LOANS RECEIVABLE

  The following is a summary of the loans receivable:

                                                                    December 31,
                                                           1993                     1992
                                                     ---------------------------------------
                                                             (Amounts in thousands)

Mortgage Loans                                            $47,545                  $37,986
Financing Leases                                           20,481                   20,430
Equipment and Other Loans                                   2,445                    2,254
                                                          -------                  -------
Total Loans Receivable                                    $70,471                  $60,670
                                                          =======                  =======


The following is a summary of mortgage loans at December 31, 1993:

 Final         Number                                                        Principal
Payment          of                                                          Amount at          Carrying
 Due          Loans                   Payment Terms                          Inception           Amount
- -------------------------------------------------------------------------------------------------------------
                                                                             (Dollar amounts in thousands)

1996-2002        6            Monthly payments from $9,900 to                $  7,621           $  7,512
                              $29,000 including interest of
                              approximately 15.98%

  2001           2            Monthly payments from $104,000 to                31,665             29,013

  2003           1            Monthly payment of $97,000 including             10,991             11,020
                              interest of 9.86%
                ---                                                           --------           --------
Totals           9                                                            $50,277            $47,545
                ===                                                           ========           ========

     During 1992 a total of eight mortgage loans were acquired. Two of the mortgage loans were acquired for an initial investment of $31,700,000. The loans are secured by two acute care hospitals and an adjacent medical office building leased and operated by Hospital Corporation of America. The remaining six mortgage loans totaling $13,635,000 were acquired from the Resolution Trust Corporation for a net investment value of $7,600,000. The loans are secured by six long term care facilities located in California and Arizona.

  On November 16, 1993, the Company purchased an $11,390,000 mortgage loan on a Coral Gables, Florida acute care facility owned and operated by OrNda Health Care for $10,991,000. The loan has an interest rate of 9.86% and matures on July 1, 2003.

  The estimated fair market value of the Company's mortgage loans at December 31, 1993 is $56,000,000, with loans receivable carried at $47,545,000. Fair market values are based on the estimates of management and on rates currently prevailing for comparable loans.

(6)   DEBT

SENIOR NOTES DUE 1998 TO 2003:

The following is a summary of Senior Notes outstanding at December 31, 1993:

 Year                                                                                  Prepayment
Issued                      Amount          Interest Rate          Maturity          Without Penalty
- ------                      ------          -------------          --------          ---------------
1988                   $ 75,000,000            9.875%                1998               1995-1998
1989                     10,000,000            10.56%                1999                  None
1990                     12,500,000         10.20-10.30%             2000               1997-2000
1991                     22,500,000          9.44-9.88%              2001               1998-2001
1993                     10,000,000             8.00%                2003               2000-2003
1993                      6,000,000          6.10-6.70%            1998-2003               None
                      -------------
                       $136,000,000
Less Unamortized
 Original Issue
 Discount                  (155,000)
                      --------------
                       $135,845,000
                      ==============

  The $60,000,000 9-1/2% Senior Notes due 1996 (that had been issued in 1986) were prepaid, without penalty, on December 8, 1993.

  The weighted average interest rate on long term borrowings was 9.69% and 9.80% for 1993 and 1992, and the weighted average long term borrowings were $157,000,000 and $180,000,000 during 1993 and 1992, respectively. Each of the
Senior Note issues is recorded net of remaining original issue discounts which aggregate $155,000 at December 31, 1993 and $380,000 at December 31, 1992. These amounts are amortized over the term of the Notes.

CONVERTIBLE SUBORDINATED NOTES DUE 2000:

  On November 8, 1993, the Company issued $100,000,000 6% Convertible Subordinated Notes due November 8, 2000. These Notes are prepayable without penalty after November 8, 1998. The Notes are convertible into shares of common stock of the Company at a conversion price of $37.806. A total of 2,645,083 shares of common stock have been reserved for such issuance.

MORTGAGE NOTES PAYABLE:

  At December 31, 1993, Mortgage Notes Payable were $9,446,000 secured by 17 health care facilities with a net book value of $40,699,000. Interest rates on the mortgage notes ranged from 4.50% to 10.00%. Required principal payments on the notes range from $642,000 to $2,881,000 per year in the next five years and $2,738,000 thereafter.

BANK NOTES:

  The Company has unsecured short-term credit lines aggregating $80,000,000 under agreements with certain banks. These agreements provide for interest at the Prime Rate, the London Interbank Offered Rate plus 5/8%, Certificate of Deposit Rate plus 3/4% or at a rate negotiated with each bank at the time of borrowing. Interest rates incurred by the Company ranged from 3.25% to 4.50%, and 3.30% to 5.78%, on maximum short-term bank borrowings of $12,700,000 and

$52,600,000 for 1993 and 1992, respectively. The weighted average interest rates were 3.62% and 4.43% on weighted average short-term bank borrowings of $4,448,000 and $7,098,000 for the same respective periods. An annual facility fee of 0.3% is charged on the credit lines, $15,000,000 of which will expire on December 15, 1994 and $65,000,000 of which will expire on December 15, 1995.

FAIR MARKET VALUE OF LONG TERM DEBT:

  The estimated fair market values at December 31, 1993 of the Company's long term debt is $263,000,000 with amounts payable carried at $245,291,000. Fair market values are based on estimates of management and on current rates offered to the Company for debt of the same remaining maturities.

(7)   STOCKHOLDERS' EQUITY

  On April 23, 1992, the Board of Directors of Health Care Property Investors, Inc. authorized a two-for-one split of the Company's common stock. The financial statements included herein have been restated to reflect the stock split.

(8)  STOCK INCENTIVE PLANS

  Under the terms of the Company's Directors' Stock Incentive Plan and the Company's Amended Stock Incentive Plan ("the Plans"), the Company has reserved for issuance up to 10% of the outstanding shares of common stock. Directors, Officers and key employees of the Company are eligible to participate in the Plans. The following is a list of stock options and awards:

                                     Stock Options                          Incentive Stock Awards
                                     -------------                          ----------------------
                           Number of Shares    Exercise Price                  Number of Shares
                           ----------------    --------------                  ----------------
Outstanding at
January 1, 1991                 385,280         $9.50-$15.14

Granted

1991                            139,000        $16.39-$19.63                      38,800
1992                            202,400        $21.50-$22.50                      27,100
1993                            369,450        $25.53-$27.75                      30,550

Exercised

1991                            119,720         $9.50-$14.78
1992                            118,040         $9.50-$19.63
1993                            158,980        $12.11-$22.50

  The incentive stock awards ("Awards") are granted at no cost. The Awards vest and are amortized over five-year periods. The stock options become exercisable on either a one-year or a five-year schedule after the date of the grant.

  During the years ended December 31, 1993 and 1992, the Company made loans totaling $2,094,000 and $957,000, respectively, secured by stock in the Company for the purpose of exercising incentive stock options by Directors, Officers and key employees. The interest rates charged, based on the prevailing applicable federal rates, ranged from 5.37% to 6.88% in 1993, and 5.07% to 7.85% in 1992. As of December 31, 1993, $655,000 in such loans included under the caption Loans Receivable were outstanding.
                                          F-14

(9)  DIVIDENDS

  Dividend payment dates are scheduled approximately 50 days following each calendar quarter. A dividend of $0.48 per share was declared by the Board of Directors on January 19, 1994, to be paid on February 18, 1994 to stockholders of record on February 3, 1994.

  In order to qualify as a real estate investment trust, the Company must, among other requirements, distribute at least 95% of its real estate investment trust taxable income to its stockholders.

  Per share dividend payments by the Company to the stockholders were characterized in the following manner for tax purposes:

                                 1993          1992          1991
                               ---------     ---------     ---------
Ordinary Income                 $1.8450       $1.5100       $1.3388
Capital Gain Income               ----          ----          ----
Return of Capital                 ----          .2150         .2787
                               ---------     ---------     ---------
Total Dividends Paid            $1.8450       $1.7250       $1.6175
                               =========     =========     =========

(10)   COMMITMENTS

  The Company has remaining outstanding commitments to fund construction costs and acquire health care facilities aggregating approximately $36,000,000.

(11)   QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                 Three Months Ended
                                        March 31          June 30          September 30          December 31
                                        --------          -------          ------------          -----------
                                                  (Amounts in thousands, except per share amounts)

1993
- ----
Revenues                                $22,723           $22,654             $22,373               $24,799
Net Income                              $10,598           $10,651             $10,959               $11,879

Dividends Paid Per Share                $ .4500           $ .4575             $ .4650               $ .4725
Net Income Per Share                    $   .40           $   .40             $   .41               $   .45

1992
- ----
Revenues                                $20,277           $21,007             $20,832               $21,611
Net Income                              $ 8,247           $ 9,045             $ 9,237               $ 9,186

Dividends Paid Per Share                $ .4200           $ .4275             $ .4350               $ .4425
Net Income Per Share                    $   .34           $   .34             $   .35               $   .35

                            APPENDIX I

                National Medical Enterprises, Inc.



     SET FORTH BELOW IS CERTAIN CONDENSED FINANCIAL DATA OF NATIONAL MEDICAL ENTERPRISES, INC. ("NME") WHICH IS TAKEN FROM NME'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MAY 31, 1993 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "COMMISSION") UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"), AND THE NME QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED NOVEMBER 30, 1993 AS FILED WITH THE COMMISSION.

     The information and financial data contained herein concerning NME was obtained and has been condensed from NME's public filings under the Exchange Act. The NME financial data presented includes only the most recent interim and fiscal year end reporting periods. The Company can make no representation as to the accuracy and completeness of NME's public filings but has no reason not to believe the accuracy and completeness of such filings. It should be noted that NME has no duty, contractual or otherwise, to advise the Company of any events which might have occurred subsequent to the date of such publicly available information which could affect the significance or accuracy of such information.

     NME is subject to the information filing requirements of the Exchange Act, and, in accordance therewith, is obligated to file periodic reports, proxy statements and other information with the Commission relating to its business, financial condition and other matters. Such reports, proxy statements and other information may be inspected at the offices of the Commission at 450 Fifth Street, N.W. Washington D.C., and should also be available at the following Regional Offices of the Commission: Room 1400, 75 Park Place, New York, New York 10007 and Suite 1400, Northwestern Atrium Center, 500 West Madison Street, Chicago, Illinois 60661. Such reports and other information concerning NME can also be inspected at the offices of the New York Stock Exchange, Inc., 20 Broad Street, Room 1102, New York, New York 10005.

                          NATIONAL MEDICAL ENTERPRISES, INC. AND SUBSIDIARIES

                                  CONSOLIDATED CONDENSED BALANCE SHEETS

                             (Dollar amounts in thousands, except par values)


                                                                  November 30,                   May 31,
                                                                     1993                         1993
                                                                  ------------                   -------
ASSETS

Cash and cash equivalents                                         $  165,247                   $  140,919
Short-term investments                                                67,015                       97,567
Accounts and notes receivable, less
  allowance for doubtful accounts
  ($89,703 at November 30 and
  $115,103 at May 31)                                                428,099                      501,878
Inventories of supplies, at cost                                      57,785                       62,028
Deferred income taxes                                                215,470                      120,185
Assets of discontinued business, at net
  realizable value                                                   254,657                         ----
Other current assets                                                 338,390                      146,058
                                                                  ----------                   ----------
       Total current assets                                        1,526,663                    1,068,635
                                                                  ----------                   ----------


Long-term receivables                                                 37,872                      189,779
Investments and other assets                                         266,899                      205,016


Property, plant and equipment, at cost                             2,440,205                    3,313,597
Less accumulated depreciation
       and amortization                                              671,652                      821,505
                                                                  ----------                   ----------
          Net property, plant and equipment                        1,768,553                    2,492,092
                                                                  ----------                   ----------


Intangible assets, at cost                                           216,831                      394,178
     Less accumulated amortization                                    92,188                      176,336
          Net intangible assets                                      124,643                      217,842
                                                                 -----------                  -----------
                                                                  $3,724,630                   $4,173,364
                                                                 ===========                  ===========

                    NATIONAL MEDICAL ENTERPRISES, INC. AND SUBSIDIARIES

                           CONSOLIDATED CONDENSED BALANCE SHEETS

                     (Dollar amounts in thousands, except par values)



                                                                   November 30,                May 31,
                                                                      1993                      1993
                                                                   ------------                -------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current portion of long-term debt                                  $   172,077              $   121,385
Short-term borrowings and notes                                         70,713                  163,285
Accounts payable                                                       142,160                  139,761
Current portion of reserves for
  discontinued operations, facility divestitures,
  realignment and unusual litigation costs                             306,699                  100,691
Other current liabilities                                              368,191                  387,609
                                                                    -----------              ------------
  Total current liabilities                                          1,059,840                  912,731
                                                                    -----------              ------------


Notes and debentures, net of current portion                           536,496                  672,437
Convertible debentures                                                 220,185                  219,945
                                                                    -----------              ------------
  Total long-term debt net of current portion                          756,681                  892,382
Deferred income taxes and other long-term liabilities                  432,367                  616,181

Common stock, $.075 par value; authorized 450,000,000 shares;
  185,672,524 shares issued at November 30, 1993 and
  185,698,524 shares issued at May 31, 1993                             13,925                   13,927
Treasury stock, at cost, 19,773,647 shares at
  November 30, 1993 and 19,800,103 at May 31, 1993                    (286,057)                (286,440)
 Other stockholders' equity                                          1,747,874                2,024,583
                                                                    -----------              ------------
     Total stockholders' equity                                      1,475,742                1,752,070
                                                                    -----------              ------------
                                                                    $3,724,630               $4,173,364
                                                                    ===========              ============

                           NATIONAL MEDICAL ENTERPRISES, INC. AND SUBSIDIARIES

                               CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                         (Amounts in thousands)




                                                                      Six months ended                 Year ended
                                                                      November 30, 1993               May 31, 1993
                                                                      -----------------               ------------

Net operating revenues                                                   $1,544,976                    $3,762,000
                                                                         -----------                   -----------
Operating and administrative expenses                                     1,271,971                     3,163,000
Depreciation and amortization                                                84,460                       199,000
Interest, net of capitalized portion                                         37,759                        78,000
Realignment and unusual litigation costs                                       ----                       124,000
Net gain on disposals of facilities                                            ----                       (10,000)
                                                                          ----------                  -------------

  Total costs and expenses                                                1,394,190                     3,554,000
                                                                         -----------                  -------------

Investment earnings                                                          14,147                        22,000
Gain on sale of subsidiary's common stock                                      ----                        29,000
Gain on disposals of facilities and long-term investments                    28,975                          ----
                                                                         -----------                  -------------
Income from continuing operations before income taxes and
  cumulative effect of a change in accounting                               193,908                       259,000
Taxes on income from continuing operations                                  (80,000)                      (99,000)
                                                                         -----------                  -------------
Income from continuing operations before cumulative effect
  of a change in accounting                                                 113,908                       160,000
Discontinued operations:
  Loss from operations, net of income tax benefit                          (154,800)                         ----
  Estimated loss on disposal, including operating losses
    during phase out period, net of income tax benefit                     (286,200)                         ----
  Cumulative effect of change in accounting for income taxes                 60,121                          ----
                                                                         -----------                  -------------
     Net income                                                          $ (266,971)                   $  160,000
                                                                         ===========                  =============

                                  NATIONAL MEDICAL ENTERPRISES, INC. AND SUBSIDIARIES

                                     CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                               (Dollar amounts in thousands)

                                                                         Six Months Ended                   Year Ended
                                                                         November 30, 1993                 May 31, 1993
                                                                         -----------------                 ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES
(including changes in all operating assets and liabilities):                 $ 109,627                       $ 398,000
                                                                            ------------                   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment                                   (58,863)                       (319,000)
   Purchase of new businesses, net of cash acquired                               ----                          (3,000)
   Proceeds from sales of property, plant and equipment                        127,630                          77,000
   Proceeds from sales of investments                                           46,207                            ----
   Collections on notes                                                         96,249                          27,000
   Purchase of Hillhaven preferred stock                                       (63,415)                           ----
   Increase in notes receivable                                                   ----                         (21,000)
   Increase in intangible and other assets                                     (15,581)                        (29,000)
   Other items                                                                    (307)                        (31,000)
                                                                            -------------                  -------------

     Net cash used in investing activities                                     131,920                        (299,000)
                                                                            -------------                  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net payments of unsecured lines of credit                                  (117,820)                        (10,000)
   Net payments of reverse purchase agreement                                  (31,422)                           ----
   Proceeds from other borrowings                                               14,370                         131,000
   Principal payments on borrowings                                            (42,994)                        (93,000)
   Proceeds from stock options exercises                                          ----                           1,000
   Purchase of treasury stock                                                     ----                         (19,000)
   Cash dividends paid to shareholders                                         (39,584)                        (78,000)
   Other items                                                                     231                          (4,000)
                                                                            -------------                  -------------

   Net cash used by financing activities                                      (217,219)                        (72,000)
                                                                            -------------                  -------------

   Net increase in cash and cash equivalents                                $   24,328                     $    27,000
                                                                           ==============                 ===============