Form 10-Q
period 1994-03-31
HEALTH CARE PROPERTY INVESTORS INC
filed 1994-05-09
CIK 765880

========================================================================


                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994.

                             OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ..... TO .....

                  COMMISSION FILE NUMBER 1-8895

- - --------------------------------------------------------------------------


                HEALTH CARE PROPERTY INVESTORS, INC.
       (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


- - --------------------------------------------------------------------------

    MARYLAND                                        33-0091377
(STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
INCORPORATION OF ORGANIZATION)                      IDENTIFICATION NO.)

                10990 WILSHIRE BOULEVARD, SUITE 1200
                   LOS ANGELES, CALIFORNIA 90024
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                          (310) 473-1990
         (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


                   ------------------------------


     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS:
YES /X/  NO / /

     AS OF MAY 9, 1994 THERE WERE 26,669,574 SHARES OF $1.00 PAR VALUE COMMON STOCK OUTSTANDING.



===========================================================================

                                INDEX

                    PART I. FINANCIAL INFORMATION




                                                               PAGE NO.
                                                               --------

Item 1.     Financial Statements:

            Consolidated Balance Sheets
            March 31, 1994 and December 31, 1993.................. 2

            Consolidated Statements of Income
            Three Months Ended March 31, 1994 and 1993............ 3

            Consolidated Statements of Cash Flows
            Three Months Ended March 31, 1994 and 1993............ 4

            Notes to Consolidated Condensed Financial
            Statements............................................ 5



Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations............................................ 7





                           PART II. OTHER INFORMATION

Signatures......................................................... 9

                                                    HEALTH CARE PROPERTY INVESTORS, INC.

                                                     CONSOLIDATED BALANCE SHEETS

                                                             (unaudited)

                                                        (amounts in thousands)



                                                                       March 31,                  December 31,
                                                                         1994                        1993
                                                                     ------------                ------------

ASSETS

Real Estate Properties
  Buildings and Improvements                                          $  484,945                 $  474,181
  Accumulated Depreciation                                              (100,149)                   (96,350)
                                                                      ------------               ------------
                                                                         384,796                    377,831
  Construction in Progress                                                 6,946                      4,974
  Land                                                                    52,607                     52,012
                                                                      ------------               ------------
                                                                         444,349                    434,817
Investments in and Advances to Partnerships                               10,402                     10,709
Loans Receivable                                                          69,724                     70,471
Other Assets                                                               6,765                      6,431
Cash and Short-Term Investments                                           16,026                     27,210
                                                                      ------------               ------------
TOTAL ASSETS                                                          $  547,266                  $ 549,638
                                                                      ============               ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Senior Notes due 1998-2003                                             $ 135,854                  $ 135,845
Convertible Subordinated Notes Due 2000                                  100,000                    100,000
Mortgage Notes Payable                                                     7,815                      9,446
Accounts Payable and Accrued Expenses                                     14,171                     14,233
Minority Interests in Joint Ventures                                      20,070                     20,241
Commitments
Stockholders' Equity
  Common Stock                                                            26,673                     26,633
  Additional Paid-In Capital                                             303,749                    302,765
  Cumulative Net Income                                                  200,338                    189,086
  Cumulative Dividends                                                  (261,404)                  (248,611)
                                                                      ------------               -------------
Total Stockholders' Equity                                               269,356                    269,873
                                                                      ------------               -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  547,266                  $ 549,638
                                                                      ============               =============

               See accompanying Notes to Consolidated Condensed Financial Statements and Management's
                     Discussion and Analysis of Financial Condition and Results of Operations.


                                                HEALTH CARE PROPERTY INVESTORS, INC.

                                                  CONSOLIDATED STATEMENTS OF INCOME

                                                             (unaudited)

                                           (amounts in thousands, except per share amounts)



                                                                                              Three Months
                                                                                             Ended March 31,
                                                                                     -----------------------------------

                                                                                         1994                 1993
                                                                                      -------------        -------------


REVENUES

Base Rental Income                                                                      $   15,694           $  14,810
Additional Rental and Interest Income                                                        4,021               3,509
Interest and Other Income                                                                    3,357               3,841
Facility Operating Revenues                                                                    545                 563
                                                                                      --------------       -------------
                                                                                            23,617              22,723
                                                                                      --------------       -------------

EXPENSES

Interest Expense                                                                             5,020               4,828
Depreciation/Noncash Charges                                                                 4,490               4,483
Other Expenses                                                                               1,367               1,299
Facility Operating Expenses                                                                    564                 614
                                                                                      --------------       -------------
                                                                                            11,441              11,224
                                                                                      --------------       -------------
INCOME FROM OPERATIONS                                                                      12,176              11,499
Minority Interests                                                                            (924)               (901)
                                                                                      --------------       -------------
NET INCOME                                                                                  11,252              10,598
                                                                                      ==============       =============

NET INCOME PER SHARE                                                                          0.42                0.40
                                                                                      ==============       =============
WEIGHTED AVERAGE SHARES OUTSTANDING                                                         26,653              26,491
                                                                                      ==============       =============


               See accompanying Notes to Consolidated Condensed Financial Statements and Management's
                     Discussion and Analysis of Financial Condition and Results of Operations.


                                                HEALTH CARE PROPERTY INVESTORS, INC.

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             (unaudited)

                                           (amounts in thousands, except per share amounts)



                                                                                   Three Months
                                                                                  Ended March 31,
                                                                    -----------------------------------------

                                                                         1994                       1993
                                                                    --------------            ---------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net Income                                                         $   11,252                $   10,598
  Depreciation/Noncash Charges                                            4,490                     4,483
  Distribution from Partnerships in Excess of Income                         72                       275
  Distribution to Minority Interests in Excess of Income                   (212)                     (232)
                                                                     -------------             -------------
FUNDS FROM OPERATIONS                                                    15,602                    15,124
  Change in Other Assets/Liabilities                                        147                     1,831
                                                                     -------------             -------------
                                                                         15,749                    16,955
                                                                     -------------             -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Real Estate                                            (13,331)                   (5,612)
  Advances Repaid by Partnerships                                            21                     5,619
  Other Investments and Loans                                               742                       175
                                                                     -------------             --------------
                                                                        (12,568)                      182
                                                                     -------------             --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net Decrease in Bank Notes Payable                                        ---                   (12,700)
  Issuance of Senior Notes Due 2003                                         ---                    10,000
  Cash Proceeds from Issuing Common Stock                                   427                     1,869
  Final Payments of Mortgages                                            (1,371)                      ---
  Periodic Payments on Mortgages                                           (266)                     (304)
  Dividends Paid                                                        (12,793)                  (11,916)
  Other Financing Activities                                               (362)                    1,417
                                                                     -------------             --------------
                                                                        (14,365)                  (11,634)
                                                                     -------------             --------------

NET (DECREASE)/INCREASE IN CASH AND SHORT-TERM INVESTMENTS           $  (11,184)               $    5,503
                                                                     =============             ==============


               See accompanying Notes to Consolidated Condensed Financial Statements and Management's
                     Discussion and Analysis of Financial Condition and Results of Operations.

                HEALTH CARE PROPERTY INVESTORS, INC.

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            March 31, 1994
                             (UNAUDITED)

(1)  SIGNIFICANT ACCOUNTING POLICIES

     The unaudited financial information furnished herein in the opinion of management reflects all adjustments which are necessary to fairly state the Company's financial position, the results of its operations and its cash flows. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the preceding fiscal year ended December 31, 1993 and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate the disclosure contained in the Company's most recent annual report to security holders have been omitted. The interim financial information contained herein is not necessarily representative of a full year's operations for various reasons including acquisitions, changes in rents, interest rates and the timing of debt and equity financings. These same considerations apply to all year-to-year comparisons.

Net Income Per Share

     Net income per share is calculated by dividing net income by the weighted average common shares outstanding during the period. There were 26,672,774 shares outstanding as of March 31, 1994.

Funds From Operations

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


(2)  MAJOR LESSEES

     During the first quarter of 1994, the following approximate percentages of the Company's revenue were received from subsidiaries of:
National Medical Enterprises, Inc. ("NME") - 8%, The Hillhaven Corporation ("Hillhaven") - 26% and Healthsouth Corporation ("Healthsouth") - 5%. All of the leases with NME, Hillhaven and Healthsouth are unconditionally guaranteed by NME. In addition, 12% of the Company's revenue was received from leases guaranteed by Beverly Enterprises, Inc.

     The following tabulation is a summary of the activity for the Stockholders' Equity account for the three months ended March 31, 1994 (amounts in thousands):

                                            Par   Additional                                   Total
                               Number of   Value    Paid In     Cumulative   Cumulative     Stockholders'
                                Shares     Amount   Capital     Net Income    Dividends        Equity
                               -----------------------------------------------------------------------------
Balance, Dec. 31, 1993           26,633   $26,633   $302,765     $189,086     ($248,611)       $269,873
Issuance of Stock                    19        19        578                                        597
Exercise of Stock Options            21        21        406                                        427
Net Income                                                         11,252                        11,252
Dividends Paid                                                                  (12,793)        (12,793)
                               -----------------------------------------------------------------------------
Balance, March 31, 1994          26,673   $26,673   $303,749     $200,338     ($261,404)       $269,356
                               =============================================================================

(4)  COMMITMENTS

     The Company has remaining outstanding commitments to fund construction costs and acquire health care facilities aggregating approximately $30,000,000.


(5)  SUBSEQUENT EVENT

     On April 21, 1994 the Board of Directors declared a quarterly dividend of $0.49 per share payable on May 20, 1994, to stockholders of record on the close of business on May 3, 1994.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1994, the Company's portfolio of properties, including equity investments, was comprised of 138 long term care facilities, 14 assisted living and congregate care centers, six acute care hospitals, six rehabilitation hospitals, nine medical office buildings and one psychiatric care facility. The gross acquisition price of the properties, which includes partnership acquisitions, was approximately $668,000,000. The Company had a direct investment in 122 facilities; investments in the remaining 52 were owned through partnerships in which the Company is the managing general partner.

     The Company has financed its acquisitions through the sale of Common Stock, the issuance of long-term debt, the assumption of mortgage notes payable and the use of short-term bank credit lines.

      In November 1993, the Company issued $100,000,000 6% Subordinated Convertible Notes due 1998. With these proceeds, the Company redeemed $60,000,000 9-1/2% Senior Notes due 1996, without penalty. This financing enabled the Company to significantly reduce its average borrowing rates.
As of March 31, 1994, the Company had issued a total of $61,000,000 under its Medium-Term Note Programs. On March 31, 1994, the Company instituted a new $100,000,000 three year revolving line of credit with a group of seven banks. The Company has a strong financial position with $269,356,000 in stockholders' equity as of March 31, 1994, a total debt-to-equity ratio of approximately 0.90:1 and committed and unused bank lines of credit aggregating $100,000,000.

     As of March 31, 1994, the Company had commitments to purchase and construct health care facilities totaling $30,000,000 which are expected to be funded during 1994 and 1995. Facilities under construction are generally financed by means of cash on hand or short-term borrowings under the Company's existing bank lines. In the future, the Company may use its Medium-Term Note program to finance a portion of the construction. At the completion of construction and commencement of the lease, short term borrowings used are refinanced with new long-term debt or equity offerings.

     The Company has the option to prepay without penalty its $75,000,000 9-7/8% Senior Notes due 1998 at any time after February 15, 1995; it may refinance the foregoing by raising new long term funds in 1994 if it appears advantageous to do so.

     The Company has unconditional guarantees from National Medical Enterprises, Inc. in respect of Lease obligations of subsidiaries of NME (3 facilities), subsidiaries of Hillhaven (63 facilities) and Healthsouth Corporation (2 facilities) which are discussed in Footnote (3) to the consolidated financial statements of the Company as of December 31, 1993. NME's operating results according to published reports distributed by NME were significantly and negatively affected by (1) adverse media coverage, investigations in certain states, and certain claims and lawsuits, all in connection with allegations that NME's psychiatric facilities engaged in certain improper practices and (2) industry-wide weaknesses in the psychiatric hospital business, including increased payor restrictions on psychiatric hospitalization and on amounts paid for psychiatric care. In the past several months NME has announced that it has (1) settled or agreed in principle to settle lawsuits with certain insurance companies for payments by NME aggregating $214,900,000, (2) settled or reached agreements in principle to settle approximately half of its psychiatric patient care cases, (3) sold most of its rehabilitation hospitals and clinics for approximately $350,000,000, and (4) agreed to dispose of the majority of its psychiatric hospitals and substance abuse facilities to Charter Medical Corporation as of May 31, 1994 and (5) agreed in principle with the U.S. Department of Justice and Health and Human Services to close all open investigations against NME for net payments of approximately $375,000,000. Based upon public filings, during the nine months ended February 28, 1994, NME generated Income from continuing operations, before cumulative effect of a change in accounting, of $205,000,000. Its Net Loss for the same period was $431,000,000, which took into account the agreements to settle substantially all lawsuits and governmental investigations discussed above and other costs to dispose of the majority of its psychiatric care and rehabilitation hospitals. As of February 28, 1994, NME's balance sheet reflects stockholders' equity of $1.3 billion and a ratio of long-term debt to equity of 0.55:1.

     The Company currently has approximately $30,199,000 in irrevocable letters of credit from commercial banks to back the obligations of the majority of its lessees' lease obligations not affiliated with NME, Hillhaven and Healthsouth. The largest such letter of credit is for $11,850,000 from Morgan Guaranty Trust Company, which, like the other letters of credit, allows the Company to draw down the letter of credit to the extent of any delinquencies of monetary obligations required under the leases.

     The first quarter 1994 dividend of $0.48 per share or $12,793,000 in the aggregate was paid on February 18, 1994. Total dividends paid during the three months ended March 31, 1994 as a percentage of Funds From Operations for the corresponding period was 82%.

     Management believes that the Company's liquidity and sources of capital are adequate to finance its operations as well as its future investments in additional facilities.

RESULTS OF OPERATIONS

     Net Income for the three months ended March 31, 1994 totaled
$11,252,000, or $0.42 per share, on revenues of $23,617,000 compared to Net Income of $10,598,000, or $0.40 per share, on revenues of $22,723,000 for the corresponding quarter in 1993.

     Funds From Operations, the key measure of real estate investment trust performance prescribed by the National Association of Real Estate
Investment Trusts, of $15,602,000 were up from $15,124,000 for the comparable quarter of the prior year.

     The increase in earnings and Funds From Operations for the current quarter over the comparable quarter in the prior year are significant considering that the first quarter of 1993 included approximately $800,000 of non-recurring income. Significantly lower average interest rates on long term debt, higher additional rents and rents and interest from investments consummated in 1993 and 1994 contributed to the improved results.

      Future earnings and Funds From Operations will be positively impacted as first quarter average short-term investments of approximately
$25,000,000 are deployed into long-term investments. These short-term investments represent funds remaining from the $100,000,000 6% Subordinated Convertible Notes issued by the Company in November 1993.


                          PART II. OTHER INFORMATION


Items 1. through 6.  Not applicable
- - -------------------




                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 9, 1994                  HEALTH CARE PROPERTY INVESTORS, INC.
                                                 (REGISTRANT)








                                                 James G. Reynolds
                                           ------------------------------
                                           James G. Reynolds
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)





                                                  Devasis Ghose
                                           ------------------------------
                                           Devasis Ghose
                                           Vice President-Finance
                                           and Treasurer
                                           (Principal Accounting Officer)