Form 10-Q
period 1994-06-30
HEALTH CARE PROPERTY INVESTORS INC
filed 1994-07-28
CIK 765880

===========================================================================


                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1994.

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

     AS OF JULY 28, 1994 THERE WERE 26,669,574 SHARES OF $1.00 PAR VALUE COMMON STOCK OUTSTANDING.


===========================================================================

                 HEALTH CARE PROPERTY INVESTORS, INC.

                                INDEX

                    PART I. FINANCIAL INFORMATION




                                                               PAGE NO.
                                                               --------

Item 1.     Financial Statements:

            Consolidated Balance Sheets
            June 30, 1994 and December 31, 1993................... 2

            Consolidated Statements of Income
            Six Months Ended June 30, 1994 and 1993............... 3

            Consolidated Statements of Cash Flows
            Six Months Ended June 30, 1994 and 1993............... 4

            Notes to Consolidated Condensed Financial
            Statements............................................ 5



Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations............................................ 7





                           PART II. OTHER INFORMATION

Signatures....................................................... 10

                                                 HEALTH CARE PROPERTY INVESTORS, INC.

                                                     CONSOLIDATED BALANCE SHEETS

                                                             (unaudited)

                                                        (amounts in thousands)


                                                                       June 30,                   December 31,
                                                                         1994                        1993
                                                                     ------------                ------------

ASSETS

Real Estate Properties
  Buildings and Improvements                                          $  492,839                 $  474,181
  Accumulated Depreciation                                              (103,868)                   (96,350)
                                                                      ------------               ------------
                                                                         388,971                    377,831
  Construction in Progress                                                 1,771                      4,974
  Land                                                                    52,882                     52,012
                                                                      ------------               ------------
                                                                         443,624                    434,817
Investments in and Advances to Partnerships                               10,157                     10,709
Loans Receivable                                                          75,532                     70,471
Other Assets                                                               6,798                      6,431
Cash and Short-Term Investments                                            9,572                     27,210
                                                                      ------------               ------------
TOTAL ASSETS                                                          $  545,683                  $ 549,638
                                                                      ============               ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Senior Notes due 1998-2003                                             $ 135,863                  $ 135,845
Convertible Subordinated Notes Due 2000                                  100,000                    100,000
Mortgage Notes Payable                                                     7,483                      9,446
Accounts Payable and Accrued Expenses                                     13,036                     14,233
Minority Interests in Joint Ventures                                      19,871                     20,241
Commitments
Stockholders' Equity
  Common Stock                                                            26,669                     26,633
  Additional Paid-In Capital                                             303,687                    302,765
  Cumulative Net Income                                                  213,546                    189,086
  Cumulative Dividends                                                  (274,472)                  (248,611)
                                                                      ------------               -------------
Total Stockholders' Equity                                               269,430                    269,873
                                                                      ------------               -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  545,683                  $ 549,638
                                                                      ============               =============

               See accompanying Notes to Consolidated Condensed Financial Statements and Management's
                     Discussion and Analysis of Financial Condition and Results of Operations.


                                                 HEALTH CARE PROPERTY INVESTORS, INC.

                                                  CONSOLIDATED STATEMENTS OF INCOME

                                                             (unaudited)

                                           (amounts in thousands, except per share amounts)


                                                        Three Months                              Six Months
                                                       Ended June 30,                           Ended June 30,
                                           -----------------------------------      -----------------------------------

                                                 1994                 1993                1994                1993
                                           --------------        -------------       -------------        -------------

REVENUES

Base Rental Income                           $    16,179           $   14,890           $   31,873           $  29,700
Additional Rental and Interest Income              4,209                3,764                8,230               7,273
Interest and Other Income                          4,437                3,430                7,794               7,271
Facility Operating Revenues                          564                  570                1,109               1,133
                                           ---------------        -------------       --------------       -------------
                                                  25,389               22,654               49,006              45,377
                                           ---------------        --------------      --------------       --------------

EXPENSES

Interest Expense                                   5,008                4,679               10,028               9,507
Depreciation/Noncash Charges                       4,373                4,475                8,863               8,958
Other Expenses                                     1,243                1,356                2,610               2,655
Facility Operating Expenses                          620                  634                1,184               1,248
                                             ---------------       ---------------       ------------        -----------
                                                  11,244               11,144               22,685              22,368
                                             ---------------       ---------------       ------------        ------------
INCOME FROM OPERATIONS                            14,145               11,510               26,321              23,009
  Minority Interests                                (937)                (859)              (1,861)             (1,760)
                                             ---------------       ---------------       ------------        ------------
NET INCOME                                    $   13,208           $   10,651            $  24,460           $  21,249
                                             ===============       ===============       =============       ============

NET INCOME PER SHARE                          $     0.50           $     0.40                 0.92                0.80
                                              ==============       ===============       =============       ============
WEIGHTED AVERAGE SHARES OUTSTANDING               26,670               26,595               26,661              26,543
                                              ==============       ===============       =============       ============


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


                                                 HEALTH CARE PROPERTY INVESTORS, INC.

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             (unaudited)

                                           (amounts in thousands, except per share amounts)


                                                                                    Six Months
                                                                                   Ended June 30,
                                                                    -----------------------------------------

                                                                         1994                       1993
                                                                    --------------            ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                         $   24,460                $   21,249
  Depreciation/Noncash Charges                                            8,863                     8,958
  Distribution from Partnerships in Excess of Income                        156                       236
  Distribution to Minority Interests in Excess of Income                   (412)                     (490)
                                                                     -------------             -------------
FUNDS FROM OPERATIONS                                                    33,067                    29,953
  Change in Other Assets/Liabilities                                     (1,476)                      127
                                                                     -------------             -------------
                                                                         31,591                    30,080
                                                                     -------------             -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Real Estate                                            (16,325)                  (15,131)
  Advances Repaid by Partnerships, Net                                       43                     5,619
  Other Investments and Loans                                            (5,071)                    1,299
                                                                     -------------             --------------
                                                                        (21,353)                   (8,213)
                                                                     -------------             --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net Decrease in Bank Notes Payable                                        ---                   (10,100)
  Issuance of Senior Notes Due 2003                                         ---                    10,000
  Cash Proceeds from Issuing Common Stock                                   426                     1,863
  Final Payments of Mortgages                                            (1,371)                      ---
  Periodic Payments on Mortgages                                           (578)                     (649)
  Dividends Paid                                                        (25,861)                  (24,083)
  Other Financing Activities                                               (492)                    1,261
                                                                     -------------             --------------
                                                                        (27,876)                  (21,708)
                                                                     -------------             --------------

NET (DECREASE)/INCREASE IN CASH AND SHORT-TERM INVESTMENTS           $  (17,638)               $      159
                                                                     =============             ==============


               See accompanying Notes to Consolidated Condensed Financial Statements and Management's
                     Discussion and Analysis of Financial Condition and Results of Operations.


                 HEALTH CARE PROPERTY INVESTORS, INC.

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            June 30, 1994
                             (UNAUDITED)

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

Net Income Per Share

     Net income per share is calculated by dividing net income by the weighted average common shares outstanding during the period. There were 26,669,574 shares outstanding as of June 30, 1994.

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


(2)  MAJOR LESSEES

     During the second quarter of 1994, the following approximate percentages of the Company's revenue were received from subsidiaries of:
National Medical Enterprises, Inc. ("NME") - 9%, The Hillhaven Corporation ("Hillhaven") - 24% and Healthsouth Corporation ("Healthsouth") - 5%. All of the leases with NME, Hillhaven and Healthsouth are unconditionally guaranteed by NME. In addition, 12% of the Company's revenue was received from leases guaranteed by Beverly Enterprises, Inc.



(3)  STOCKHOLDERS' EQUITY

     The following tabulation is a summary of the activity for the Stockholders' Equity account for the three months ended June 30, 1994 (amounts in thousands):

                                            Par   Additional                                   Total
                               Number of   Value    Paid In     Cumulative   Cumulative     Stockholders'
                                Shares     Amount   Capital     Net Income    Dividends        Equity
                               -----------------------------------------------------------------------------
Balance, Dec. 31, 1993           26,633   $26,633   $302,765     $189,086     ($248,611)       $269,873
Issuance of Stock, Net               15        15        516                                        531
Exercise of Stock Options            21        21        406                                        427
Net Income                                                         24,460                        24,460
Dividends Paid                                                                  (25,861)        (25,861)
                               -----------------------------------------------------------------------------
Balance, June 30, 1994           26,669   $26,669   $303,687     $213,546     ($274,472)       $269,430
                               =============================================================================

(4)  COMMITMENTS

     The Company has remaining outstanding commitments to fund construction costs and acquire health care facilities aggregating approximately $25,000,000.


(5)  SUBSEQUENT EVENT

     On July 21, 1994 the Board of Directors declared a quarterly dividend of $0.50 per share payable on August 19, 1994, to stockholders of record on the close of business on August 3, 1994.

                    HEALTH CARE PROPERTY INVESTORS, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1994, the Company's portfolio of properties, including equity investments, was comprised of 138 long term care facilities, 14 assisted living and congregate care centers, six acute care hospitals, six rehabilitation hospitals, 11 medical office buildings and one psychiatric care facility. The gross acquisition price of the properties, which includes partnership acquisitions, was approximately $676,000,000. The Company had a direct investment in 124 facilities; investments in the remaining 52 were owned through partnerships in which the Company is the managing general partner.

     The Company has financed its acquisitions through the sale of Common Stock, the issuance of long-term debt, the assumption of mortgage notes payable and the use of short-term bank credit lines.

      In November 1993, the Company issued $100,000,000 6% Subordinated Convertible Notes due 1998. With these proceeds, the Company redeemed $60,000,000 9-1/2% Senior Notes due 1996, without penalty. This financing enabled the Company to significantly reduce its average borrowing rates.
As of June 30, 1994, the Company had issued a total of $61,000,000 and had remaining capacity to issue an additional $69,000,000 under its Medium-Term Note Programs. On March 31, 1994, the Company instituted a new $100,000,000 three year revolving line of credit with a group of seven banks. The Company believes it has a strong financial position with $269,430,000 in stockholders' equity as of June 30, 1994, a total debt-to-equity ratio of approximately 0.90:1 and committed and unused bank lines of credit aggregating $100,000,000.

     As of June 30, 1994, the Company had commitments to purchase and construct health care facilities totaling $25,000,000 which are expected to be funded during 1994 and 1995. Facilities under construction are generally financed by means of cash on hand or short-term borrowings under the Company's existing bank lines. In the future, the Company may use its Medium-Term Note program to finance a portion of the construction. At the completion of construction and commencement of the lease, short term borrowings used are refinanced with new long-term debt or equity offerings.

     The Company has the option to prepay without penalty its $75,000,000 9-7/8% Senior Notes due 1998 at any time after February 15, 1995; it may refinance the foregoing by raising new long term funds in 1994 if it appears advantageous to do so.

     The Company has unconditional guarantees from National Medical Enterprises, Inc. in respect of Lease obligations of subsidiaries of NME (3 facilities), subsidiaries of Hillhaven (63 facilities) and Healthsouth Corporation (2 facilities) which are discussed in Footnote (3) to the consolidated financial statements of the Company as of December 31, 1993. The following discussion is derived from public reports distributed by NME. NME's operating results were significantly and negatively affected by (1) adverse media coverage, investigations in certain states, and certain claims and lawsuits, all in connection with allegations that NME's psychiatric facilities engaged in certain improper practices and (2) industry-wide weaknesses in the psychiatric hospital business, including increased payor restrictions on psychiatric hospitalization and on amounts paid for psychiatric care. In the past year or more NME has announced that it has (1) settled or agreed in principle to settle lawsuits with certain insurance companies for payments by NME aggregating $214,900,000, (2) settled or reached agreements in principle to settle approximately two thirds of its psychiatric patient care cases, (3) sold most of its rehabilitation hospitals and clinics and (4) disposed and agreed to dispose of the majority of its psychiatric hospitals and substance abuse facilities to Charter Medical Corporation and (5) settled with the federal government on all open investigations against NME for net payments of approximately $363,000,000. Based upon public filings, during the year ended May 31, 1994, NME generated Income from continuing operations, before loss on discontinued operations and cumulative effect of a change in accounting, of $216,000,000. Its Net Loss for the same period was $425,000,000, which took into account the agreements to settle substantially all lawsuits and governmental investigations discussed above and other costs to dispose of the majority of its psychiatric care and rehabilitation hospitals. As of May 31, 1994, NME's balance sheet reflects stockholders' equity of $1.3 billion and a ratio of debt to equity of 0.63:1.

     The Company currently has approximately $30,277,000 in irrevocable letters of credit from commercial banks to back the obligations of many of its lessees' lease obligations. The largest such letter of credit is for $11,850,000 from Morgan Guaranty Trust Company, which, like the other letters of credit, allows the Company to draw down the letter of credit to the extent of any delinquencies of monetary obligations required under the leases.

     The second quarter 1994 dividend of $0.49 per share or $13,068,000 in the aggregate was paid on May 20, 1994. Total dividends paid during the six months ended June 30, 1994 as a percentage of Funds From Operations for the corresponding period was 78%.

     Management believes that the Company's liquidity and sources of capital are adequate to finance its operations as well as its future investments in additional facilities.

RESULTS OF OPERATIONS

      Net Income for the three months ended June 30, 1994 totaled a record $13,208,000 or $0.50 per share, on revenues of $25,389,000 compared to Net Income of $10,651,000 or $0.40 per share, on revenues of $22,654,000 for the corresponding quarter in 1993. On a year-to-date basis, Net Income amounted to a new high of $24,460,000 or $0.92 per share compared to $21,249,000 or $0.80 per share for the year ago six month period.

      Funds From Operations for the three months ended June 30, 1994 totaled $17,465,000 compared to Funds From Operations for the comparable quarter in 1993 of $14,829,000. For the six months ended June 30, 1994, Funds From Operations registered $33,067,000, an all time high for the Company, compared with $29,953,000 for the corresponding period in the prior year.

      Funds From Operations and earnings for the current quarter and six months ended June 30, 1994 were at record levels. The increase was primarily attributable to improvements in base and additional rents, and in interest and other income. Base rental income was enhanced by the commencement of rents in the latter part of 1993 and early 1994 from five newly constructed medical office buildings, and from two newly acquired assisted living facilities with investment values of $25,000,000 and $11,000,000, respectively. Additional rents increased with the growth in revenues at many of the Company's existing facilities, from $3,764,000 in the second quarter of 1993 to $4,209,000 in 1994. The Company's financial results for the quarter were also favorably impacted in the amount of approximately $1,000,000 or $0.04 per share, from a non-recurring final settlement related to a partnership investment. In comparing the year-to-date results it should be noted that the first quarter results in 1993 contained non-recurring earnings and cash flow of approximately $800,000 or $0.03 per share.

      Earnings and Funds From Operations were held down by second quarter average short-term investments of approximately $13,000,000 at 4.1%, which represent funds remaining from the $100,000,000 6% Subordinated Convertible Notes issued by the Company in November 1993. These cash balances are expected to be deployed in long-term investments in the near future.


                          PART II. OTHER INFORMATION


Items 1. through 3, 5, 6.  Not applicable
- - ---------------------------

Item 4.
- - -------
     At the Company's annual meeting on April 21, 1994, the Company adopted an amendment to its Amended Stock Incentive Plan to increase the number of shares reserved for issuance from five percent of the number of all shares of common stock outstanding to a stated number of shares eligible to be issued under the Plan of 2.5 million shares. The Plan would also provide for the accrual, crediting and disbursement of dividend shares and limit to 400,000 the number of stock options that may be granted to any single participant under the Plan during any calendar year. This amendment was adopted with:

                                         Number of shares of
                                            Common Stock
                                         -------------------

For                                          14,855,745

Against                                       4,115,769

Abstain                                         962,101

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  July 28, 1994                  HEALTH CARE PROPERTY INVESTORS, INC.
                                                 (REGISTRANT)








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