Form 10-Q
period 1994-09-30
HEALTH CARE PROPERTY INVESTORS INC
filed 1994-11-10
CIK 765880

===========================================================================


                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994.

                             OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ..... TO .....

                  COMMISSION FILE NUMBER 1-8895

- - - --------------------------------------------------------------------------


                HEALTH CARE PROPERTY INVESTORS, INC.
       (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


- - - --------------------------------------------------------------------------

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

     AS OF NOVEMBER 10, 1994 THERE WERE 26,733,734 SHARES OF $1.00 PAR VALUE COMMON STOCK OUTSTANDING.


===========================================================================




                 HEALTH CARE PROPERTY INVESTORS, INC.

                                INDEX

                    PART I. FINANCIAL INFORMATION




                                                               PAGE NO.
                                                               --------

Item 1.     Financial Statements:

            Consolidated Balance Sheets
            September 30, 1994 and December 31, 1993.............. 2

            Consolidated Statements of Income
            Nine Months Ended September 30, 1994 and 1993......... 3

            Consolidated Statements of Cash Flows
            Nine Months Ended September 30, 1994 and 1993......... 4

            Notes to Consolidated Condensed Financial
            Statements............................................ 5



Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations............................................ 7





                           PART II. OTHER INFORMATION

Signatures....................................................... 9


                                                 HEALTH CARE PROPERTY INVESTORS, INC.

                                                     CONSOLIDATED BALANCE SHEETS

                                                             (unaudited)

                                                        (amounts in thousands)


                                                                     September 30,               December 31,
                                                                         1994                        1993
                                                                     ------------                ------------
ASSETS

Real Estate Properties
  Buildings and Improvements                                          $  502,794                 $  474,181
  Accumulated Depreciation                                              (107,689)                   (96,350)
                                                                      ------------               ------------
                                                                         395,105                    377,831
  Construction in Progress                                                 2,902                      4,974
  Land                                                                    54,441                     52,012
                                                                      ------------               ------------
                                                                         452,448                    434,817
Investments in and Advances to Partnerships                                9,841                     10,709
Loans Receivable                                                          78,813                     70,471
Other Assets                                                               6,548                      6,431
Cash and Short-Term Investments                                            2,633                     27,210
                                                                      ------------               ------------
TOTAL ASSETS                                                          $  550,283                  $ 549,638
                                                                      ============               ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Bank Notes Payable                                                     $   2,000                  $     ---
Senior Notes due 1998-2003                                               135,873                    135,845
Convertible Subordinated Notes Due 2000                                  100,000                    100,000
Mortgage Notes Payable                                                    10,024                      9,446
Accounts Payable and Accrued Expenses                                     14,161                     14,233
Minority Interests in Joint Ventures                                      19,653                     20,241
Commitments
Stockholders' Equity
  Common Stock                                                            26,671                     26,633
  Additional Paid-In Capital                                             303,746                    302,765
  Cumulative Net Income                                                  225,963                    189,086
  Cumulative Dividends                                                  (287,808)                  (248,611)
                                                                      ------------               -------------
Total Stockholders' Equity                                               268,572                    269,873
                                                                      ------------               -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  550,283                  $ 549,638
                                                                      ============               =============

               See accompanying Notes to Consolidated Condensed Financial Statements and Management's
                     Discussion and Analysis of Financial Condition and Results of Operations.

                                                 HEALTH CARE PROPERTY INVESTORS, INC.

                                                  CONSOLIDATED STATEMENTS OF INCOME

                                                             (unaudited)

                                           (amounts in thousands, except per share amounts)


                                                        Three Months                             Nine Months
                                                     Ended September 30,                      Ended September 30,
                                           -----------------------------------      -----------------------------------

                                                 1994                 1993                1994                1993
                                           ---------------       -------------      ---------------       -------------
REVENUES

Base Rental Income                           $    16,365           $   15,117           $   48,238           $  44,817
Additional Rental and Interest Income              4,003                3,674               12,233              10,947
Interest and Other Income                          3,547                3,011               11,341              10,282
Facility Operating Revenue                           610                  571                1,719               1,704
                                           ---------------       -------------       --------------       -------------
                                                  24,525               22,373               73,531              67,750
                                           ---------------       -------------       --------------       -------------

EXPENSES

Interest Expense                                   5,030                4,744               15,058              14,251
Depreciation/Noncash Charges                       4,427                4,116               13,290              13,074
Other Expenses                                     1,177                1,205                3,787               3,860
Facility Operating Expense                           621                  517                1,805               1,765
                                           ---------------       -------------       --------------        ------------
                                                  11,255               10,582               33,940              32,950
                                           ---------------       -------------       --------------        ------------
INCOME FROM OPERATIONS                            13,270               11,791               39,591              34,800
  Minority Interests                                (853)                (832)              (2,714)             (2,592)
                                           ---------------       -------------       --------------        ------------
NET INCOME                                    $   12,417           $   10,959            $  36,877           $  32,208
                                           ===============       =============       ==============        ============

NET INCOME PER SHARE                          $     0.46           $     0.41            $    1.38           $    1.21
                                           ===============       =============       ==============        ============
WEIGHTED AVERAGE SHARES OUTSTANDING               26,672               26,609               26,665              26,565
                                           ===============       =============       ==============        ============


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


                                                 HEALTH CARE PROPERTY INVESTORS, INC.

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             (unaudited)

                                           (amounts in thousands, except per share amounts)


                                                                                    Nine Months
                                                                                 Ended September 30,
                                                                    -----------------------------------------

                                                                         1994                       1993
                                                                    --------------            ---------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net Income                                                         $   36,877                $   32,208
  Depreciation/Noncash Charges                                           13,290                    13,074
  Distribution from Partnerships in Excess of Income                        212                       332
  Distribution to Minority Interests in Excess of Income                   (608)                     (729)
                                                                     -------------             --------------
FUNDS FROM OPERATIONS                                                    49,771                    44,885
  Change in Other Assets/Liabilities                                       (843)                    1,518
                                                                     -------------             --------------
                                                                         48,928                    46,403
                                                                     -------------             --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Real Estate                                            (25,856)                  (22,553)
  Advances Repaid by Partnerships, Net                                       64                     5,619
  Other Investments and Loans                                            (8,214)                    1,481
                                                                     -------------             --------------
                                                                        (34,006)                  (15,453)
                                                                     -------------             --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net Increase/(Decrease) in Bank Notes Payable                           2,000                    (7,800)
  Issuance of Senior Notes Due 2003                                         ---                    11,000
  Cash Proceeds from Issuing Common Stock                                   412                     2,249
  Increase in Minority Interests                                             67                       ---
  Final Payments of Mortgages                                            (1,665)                      ---
  Periodic Payments on Mortgages                                           (879)                     (940)
  Dividends Paid                                                        (39,197)                  (36,456)
  Other Financing Activities                                               (237)                    1,214
                                                                     -------------             --------------
                                                                        (39,499)                  (30,733)
                                                                     -------------             --------------

NET (DECREASE)/INCREASE IN CASH AND SHORT-TERM INVESTMENTS           $  (24,577)               $      217
                                                                     =============             ==============


               See accompanying Notes to Consolidated Condensed Financial Statements and Management's
                     Discussion and Analysis of Financial Condition and Results of Operations.


                 HEALTH CARE PROPERTY INVESTORS, INC.

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         September 30, 1994
                             (UNAUDITED)

(1)  SIGNIFICANT ACCOUNTING POLICIES

     The unaudited financial information furnished herein in the opinion of management reflects all adjustments which are necessary to fairly state the Company's financial position, the results of its operations and its cash flows. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the preceding fiscal year ended December 31, 1993 and that the adequacy of additional disclosures needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate the disclosures contained in the Company's most recent annual report to security holders have been omitted. The interim financial information contained herein is not necessarily representative of a full year's operations for various reasons including acquisitions, changes in rents, interest rates and the timing of debt and equity financings. These same considerations apply to all year-to-year comparisons.

Net Income Per Share

     Net income per share is calculated by dividing net income by the weighted average common shares outstanding during the period. There were 26,671,574 shares outstanding as of September 30, 1994.

Funds From Operations

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


(2)  MAJOR LESSEES

     During the third quarter of 1994, the following approximate percentages of the Company's revenue were received from subsidiaries of:
National Medical Enterprises, Inc. ("NME") - 8%; The Hillhaven Corporation ("Hillhaven") - 24%; and Healthsouth Corporation ("Healthsouth") - 5%. All of the leases with subsidiaries of NME, Hillhaven and Healthsouth are unconditionally guaranteed by NME. In addition, 12% of the Company's revenue was received from leases guaranteed by Beverly Enterprises, Inc.



(3)  STOCKHOLDERS' EQUITY

     The following tabulation is a summary of the activity for the Stockholders' Equity account for the nine months ended September 30, 1994 (amounts in thousands):

                                            Par   Additional                                   Total
                               Number of   Value    Paid In     Cumulative   Cumulative     Stockholders'
                                Shares     Amount   Capital     Net Income    Dividends        Equity
                               -----------------------------------------------------------------------------
Balance, December 31, 1993       26,633   $26,633   $302,765     $189,086     ($248,611)       $269,873
Issuance of Stock, Net               17        17        575                                        592
Exercise of Stock Options            21        21        406                                        427
Net Income                                                         36,877                        36,877
Dividends Paid                                                                  (39,197)        (39,197)
                               -----------------------------------------------------------------------------
Balance, September 30, 1994      26,671   $26,671   $303,746     $225,963     ($287,808)       $268,572
                               =============================================================================

(4)  COMMITMENTS

     The Company has remaining outstanding commitments to fund construction costs and acquire health care facilities aggregating approximately $49,000,000.


(5)  SUBSEQUENT EVENT

     On October 25, 1994 the Board of Directors declared a quarterly dividend of $0.51 per share payable on November 18, 1994, to stockholders of record on the close of business on November 8, 1994.

                     HEALTH CARE PROPERTY INVESTORS, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1994, the Company's portfolio of properties, including equity investments of 178 medical facilities located in 32 states, was comprised of 139 long term care facilities, 14 congregate care and assisted living centers, six acute care hospitals, six rehabilitation hospitals, 11 medical office buildings, one psychiatric care facility and one physician clinic. The gross acquisition price of the properties, which includes partnership acquisitions, was approximately $692,000,000. The Company had a direct investment in 134 facilities; investments in the remaining 44 were owned through partnerships in which the Company is the managing general partner.

     The Company has financed its acquisitions through the sale of Common Stock, the issuance of long-term debt, the assumption of mortgage notes payable, the use of short-term bank credit lines, and through internally generated cash flow.

      In November 1993, the Company issued $100,000,000 6% Subordinated Convertible Notes due 2000. With these proceeds, the Company redeemed $60,000,000 9-1/2% Senior Notes due 1996, without penalty. This financing enabled the Company to significantly reduce its average borrowing rates.
As of September 30, 1994, the Company had issued a total of $61,000,000 and had remaining capacity to issue an additional $69,000,000 under its Medium-Term Note Programs. On March 31, 1994, the Company instituted a new $100,000,000 three year revolving line of credit with a group of seven banks. The Company believes it has a strong financial position with $268,572,000 in stockholders' equity as of September 30, 1994, a total debt-to-equity ratio of approximately 0.92:1 and committed and unused bank lines of credit aggregating $98,000,000.

     As of September 30, 1994, the Company had commitments to purchase and construct health care facilities totaling $49,000,000 which are expected to be funded during 1994 and 1995. Facilities under construction are generally financed by means of cash on hand or short-term borrowings under the Company's existing bank lines. In the future, the Company may use its Medium-Term Note program to finance a portion of the construction. At the completion of construction and commencement of the lease, short term borrowings used are generally refinanced with new long-term debt or equity offerings.

     The Company has the option to prepay without penalty its $75,000,000 9-7/8% Senior Notes due 1998 at any time after February 15, 1995; it may refinance the foregoing by raising new long term funds if it appears advantageous to do so.

     The Company has unconditional guarantees from National Medical Enterprises, Inc. in respect of Lease obligations of subsidiaries of NME (3 facilities), subsidiaries of Hillhaven (63 facilities) and Healthsouth Corporation (2 facilities) which are discussed in Footnote (3) to the consolidated financial statements of the Company as of December 31, 1993. The following discussion is derived from public reports distributed by NME. NME has been involved in significant legal proceedings and investigations of an unusual nature related principally to its psychiatric business and has settled the most significant of these matters. Its related reserves include $75,000,000 for unusual litigation costs and legal fees for matters that have not been settled as of August 31, 1994 and its estimate of the net costs of the ultimate disposition of these matters. However, there can be no assurance that the ultimate liability will not exceed such estimates. During the quarter ended August 31, 1994, NME generated Net Income of $64,000,000. As of August 31, 1994, NME's balance sheet reflects stockholders' equity of $1.4 billion and a ratio of debt to equity of 0.61:1. On October 11, 1994, NME and American Medical Holdings, Inc. jointly announced the signing of a definitive merger agreement which is expected to close in the first part of calendar 1995. This new company will own 85 general hospitals in the U.S. and overseas, and will be the second largest investor-owned hospital management company.

     The Company currently has approximately $30,675,000 in irrevocable letters of credit from commercial banks to back the obligations of many of its lessees' lease and borrowers' loan obligations. The Company may draw upon the letters of credit if there are any defaults under the leases and/or loans.

     The third quarter 1994 dividend of $0.50 per share or $13,336,000 in the aggregate was paid on August 19, 1994. Total dividends paid during the nine months ended September 30, 1994 as a percentage of Funds From Operations for the corresponding period was 79%.

     Management believes that the Company's liquidity and sources of capital are adequate to finance its operations as well as its future investments in additional facilities.

RESULTS OF OPERATIONS

     Net Income for the three months ended September 30, 1994 totaled $12,417,000 or $0.46 per share, on revenues of $24,525,000 compared to Net Income of $10,959,000 or $0.41 per share, on revenues of $22,373,000 for the corresponding quarter in 1993. On a year-to-date basis, Net Income amounted to $36,877,000 or $1.38 per share compared to $32,208,000 or $1.21 per share for the year ago nine month period which represents an increase of 14 percent per share over the 1993 results.

     Funds From Operations of $16,704,000 were up from $14,932,000 for the comparable quarter of the prior year. For the nine months ended September 30, 1994, Funds From Operations increased to $49,771,000, compared with $44,885,000 for the corresponding period in the prior year. Dividends paid by the Company during the third quarter of 1994 amounted to $0.50 per share of common stock or a distribution of about 79 percent of aggregate Funds From Operations for the three month period.

     Earnings and Funds From Operations were significantly higher than a year ago due to increases in rental and interest income. Increases in base rental income and interest income were generated from new investments, including the $34,000,000 invested in new facilities during the first nine months of the year. Additional rental and interest income increased from $3,674,000 in the third quarter of 1993 to $4,003,000 in the corresponding quarter of 1994, which was attributable to revenue growth at many of the Company's facilities and from interest income increases on other investments.

                          PART II. OTHER INFORMATION


Items 1. through 6.  Not applicable
- - - -------------------

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 10, 1994              HEALTH CARE PROPERTY INVESTORS, INC.
                                                 (REGISTRANT)








                                            /S/     James G. Reynolds
                                           ------------------------------
                                           James G. Reynolds
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)





                                            /S/      Devasis Ghose
                                           ------------------------------
                                           Devasis Ghose
                                           Vice President-Finance
                                           and Treasurer
                                           (Principal Accounting Officer)