Form 10-K
HEALTH CARE PROPERTY INVESTORS INC
filed 1995-03-29
CIK 765880

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                    -------------------------

                           FORM 10-K
       Annual Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

            For the fiscal year ended December 31, 1994
                  Commission File Number 1-8895

                HEALTH CARE PROPERTY INVESTORS, INC.
       (Exact name of registrant as specified in its charter)

    Maryland                                          33-0091377
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

                10990 Wilshire Boulevard, Suite 1200
                   Los Angeles, California 90024
              (Address of principal executive offices)

            Registrant's telephone number: (310) 473-1990
                    ------------------------------
      Securities registered pursuant to Section 12(b) of the Act:

                                            Name of each exchange
Title of each class                         on which registered
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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. \ \

     As of March 24, 1995 there were 28,509,254 shares of Common Stock outstanding. The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant, based on the closing price of these shares on March 24, 1995 on the New York Stock Exchange, was approximately $859,000,000. Portions of the definitive Proxy Statement for the registrant's 1995 Annual Meeting of Stockholders have been incorporated by reference into
Part III of this Report.

                                   PART I

Item 1. BUSINESS

     Health Care Property Investors, Inc. (the "Company"), a Maryland corporation, was organized in March 1985 to qualify as a real estate investment trust. The Company was organized to invest in health care related real estate located throughout the United States, including long term care facilities, acute care and rehabilitation hospitals, psychiatric facilities, substance abuse recovery centers, congregate care and assisted living centers, medical office buildings and physician group practice clinics. At December 31, 1994, the Company owned an interest in 170 properties located in 32 states, which are leased pursuant to long-term leases (the "Leases") to 33 health care providers (the "Lessees"), including Beverly Enterprises, Inc. ("Beverly"), Continental Medical Systems, Inc., Columbia/HCA Healthcare Corp. ("Columbia"), Healthsouth Corporation ("Healthsouth"), HealthTrust, Inc. -- The Hospital Company ("HealthTrust"), The Hillhaven Corporation ("Hillhaven"), Horizon Healthcare Corporation ("Horizon"), National Medical Enterprises, Inc. (which has recently announced a name change to Tenet Healthcare Corporation ("Tenet")), NovaCare, Inc. and PhyCor, Inc. ("PhyCor"). Of the Lessees, only Hillhaven and Beverly account for more than 10% of the Company's rental income as of December 31, 1994. The Company also holds mortgage loans on 11 properties that are owned and operated by eight health care providers including Columbia and OrNda Healthcorp ("OrNda"). The gross acquisition price of the Company's 181 leased or mortgaged properties (the "Properties"), including partnership acquisitions and mortgage loan acquisitions, was approximately $718.7 million. The average age of the Properties is 16 years.

The Properties

     Of the 181 health care facilities in which the Company has an investment, the Company directly owns 126 facilities, including 101 long term care facilities, one acute care hospital, two rehabilitation hospitals, 11 congregate care and assisted living centers, nine medical office buildings and two physician group practice clinics.

     The Company has provided mortgage loans on 11 properties, including six long term care facilities, three acute care hospitals and two medical office buildings that are secured by the Properties.

     The Company also has varying percentage interests in several partnerships that together own 44 facilities, as further discussed below:

     1. A 77% interest in a partnership which owns two acute care hospitals, one psychiatric facility and 21 long term care facilities.

     2. A 50% interest in a partnership that owns 11 long term care facilities.

     3. Interests of between 90% and 97% in four partnerships, each of which owns a comprehensive rehabilitation hospital.

     4. A 50% interest in five partnerships, each of which owns a congregate care living center.

    LONG TERM CARE FACILITIES. The Company and the partnerships in which it participates own or hold mortgage loan interests in 139 long term care facilities. These facilities are leased to various health care providers.
Such long term care facilities offer restorative, rehabilitative and custodial nursing care for people not requiring the more extensive and sophisticated treatment available at acute care hospitals. Many long-term care facilities have experienced significant growth in ancillary revenues over the past several years. Ancillary revenues are derived from providing services to residents beyond room and board care and include occupational, physical, speech, respiratory and IV therapy, as well as, sales of pharmaceutical products and other services. Such revenues currently relate primarily to Medicare and private pay residents. Long-term care facilities are designed to supplement hospital care; many have transfer agreements with one or more acute care hospitals. These facilities depend to some degree upon referrals from practicing physicians and hospitals. Such services are paid for either from private sources of the patient or the patient's family, or through the federal Medicare and state Medicaid programs.

     Patients in long term care facilities are generally provided with accommodations, all meals, medical and nursing care, and rehabilitation services including speech, physical and occupational therapy.

     ACUTE CARE HOSPITALS. The Company has an interest in six acute care hospitals, of which two each are operated by Tenet and Columbia and one each by OrNda and Dynamic Health Care, Inc.

     Acute care hospitals generally offer a wide range of services such as general and specialty surgery, intensive care units, clinical laboratories, physical and respiratory therapy, nuclear medicine, magnetic resonance imaging, neonatal and pediatric care units, outpatient units and emergency departments. Such services are paid for either from private sources of the patient or the patient's family, or through the federal Medicare and state Medicaid programs.

     REHABILITATION HOSPITALS. The Company has an investment in six rehabilitation hospitals. These hospitals provide inpatient and outpatient care for patients who have sustained traumatic injuries or illnesses, such as spinal cord injuries, strokes, head injuries, orthopedic problems, work related disabilities and neurological diseases, as well as treatment for amputees and patients with severe arthritis. Rehabilitation programs encompass physical, occupational, speech and inhalation therapies, rehabilitative nursing and other specialties. Such services are paid for either from private sources of the patient or the patient's family, or through the federal Medicare program.

     Three rehabilitation hospitals are leased to Continental Medical Systems, Inc., two hospitals are leased to Healthsouth and one is leased to NovaCare, Inc.

      CONGREGATE CARE AND ASSISTED LIVING CENTERS. The Company and its partnerships have investments in 16 congregate care and assisted living centers. Congregate care centers typically contain studio and one and two bedroom apartments which are rented on a month-to-month basis by individuals, primarily over 75 years of age. Residents, who must be ambulatory, are provided meals and eat in a central dining area; they may also be assisted with some daily living activities. These centers offer programs and services that allow residents certain conveniences and make it possible for them to live independently; staff is also available when residents need assistance and for group activities.

     Assisted living centers serve elderly persons who require more assistance with daily living activities than congregate care residents, but who do not require the constant supervision nursing homes provide. Services include personal supervision and assistance with eating, bathing, grooming and administering medication. Assisted living centers typically contain larger common areas for dining, group activities and relaxation to encourage social interaction. Residents rent studio and one bedroom units on a month-to-month basis.

     Charges for room and board and other services in both congregate care and assisted living centers are paid from private sources.

     MEDICAL OFFICE BUILDINGS. The Company has investments in 11 medical office buildings. These buildings are generally located adjacent to, or a short distance from, acute care hospitals. Medical office buildings contain physicians' offices and examination rooms, and may also include pharmacies, hospital ancillary service space and day-surgery operating rooms. Medical office buildings require more extensive plumbing, electrical, heating and cooling capabilities than commercial office buildings for sinks, brighter lights and special equipment physicians typically use. The medical office buildings owned by the Company are master leased to a lessee which then subleases office space to physicians or other medical practitioners.

     PHYSICIAN GROUP PRACTICE CLINICS.   The Company has investments in two
physician group practice clinics. Physician group practice clinics generally provide a broad range of medical services through organized physician groups representing various medical specialties.

     The Knoxville Orthopedic Clinic is a 37,900 square foot facility located in Knoxville, Tennessee and is leased to Knoxville Orthopedic Clinic P.A.

     The Holt-Krock Clinic includes 294,000 square feet comprised of four main clinic buildings, several satellite offices and 33 acres of land located primarily in Fort Smith, Arkansas. Approximately 141 physicians practice primary care and 30 specialties at the clinic. Additionally, the clinic sold certain of its non-real estate assets to PhyCor and entered into a services agreement whereby PhyCor will provide management and administrative services to the physician group.

     PSYCHIATRIC FACILITY. Brawner Psychiatric Hospital, located in Smyrna, Georgia, offers comprehensive, multidisciplinary adult and adolescent care. A substance abuse program is offered in a separate unit of the hospital. Although the facility is a qualified Medicare provider, substantially all of Brawner's patient revenue in 1994 has been from private sources.

     COMPETITION. The Company competes for property acquisitions with health care providers, other health care related real estate investment trusts, real estate partnerships and other investors.

     The Company's Properties are subject to competition from the properties of other health care providers. Certain of these other operators have capital resources substantially in excess of those of the operators of the Company's facilities. In addition, the extent to which the Properties are utilized depends upon several factors, including the number of physicians using the health care facilities or referring patients there, competitive systems of health care delivery and the area population, size and composition. Private, federal and state payment programs and the effect of other laws and regulations may also have a significant effect on the utilization of the Properties. Virtually all of the Properties operate in a competitive environment and patients and referral sources, including physicians, may change their preferences for a health care facility from time to time.

     The following table shows, with respect to each Property, the location by state, the number of beds/units, recent occupancy levels, patient revenue mix, recent 12 months revenues, and information regarding lease terms by property type.

                                                                                   Average
                                                Number                             Private
                               Number           Of Beds/                           Patient           Annual           Average
                                 Of              Units             Average         Revenue         Base Rents/       Remaining
 Facility Location            Facilities         <F1>             Occupancy <F5>     <F2>           Interest            Term
--------------------------------------------------------------------------------------------------------------------------------
Long Term Care Facilities
Alabama                            1               174               98%               26%           $     420            3
Arizona                            1               128               83%               56%                 248            4
Arkansas                           9               866               85%               48%               1,561            3
California                        22             2,028               88%               42%               5,712            5
Colorado                           3               420               92%               63%               1,469            5
Connecticut                        1               121               97%               44%                 436            5
Florida                           11             1,267               95%               55%               5,191            4
Illinois                           2               201               97%               47%                 425            2
Indiana                           11             1,509               84%               40%               5,157           11
Iowa                               1               201               93%               32%                 481            4
Kansas                             3               325               89%               48%               1,307            4
Kentucky                           1               100              100%               53%                 324            7
Louisiana                          1               120               96%               23%                 401            5
Maryland                           3               438               93%               30%               2,740            3
Massachusetts                      5               615               97%               44%               2,154            2
Michigan                           3               286               90%               45%                 579            6
Mississippi                        1               120               99%                7%                 285            7
Missouri                          11             1,492               73%               54%               4,146            3
Montana                            1                80               61%               37%                 252            4
New Mexico                         1               102               99%               13%                 259            3
North Carolina <F3>                5               564               93%               35%               1,633            7
Ohio                               9             1,226               95%               46%               4,030            6
Oklahoma                           2               207               87%               71%               1,013            4
Oregon                             1               110               86%               52%                 288            3
Tennessee                         10             1,754               97%               33%               4,082            7
Texas                             11             1,242               68%               34%               2,043            5
Washington                         1                84               88%               54%                 225            4
Wisconsin                          8             1,143               92%               51%               2,973            4
-------------------------------------------------------------------------------------------------------------------------------
   Sub-Total                     139            16,923               88%               44%              49,834            5
-------------------------------------------------------------------------------------------------------------------------------
Acute Care Hospitals
California                         1               182               45%               94%               2,856            4
Florida                            1               285               36%               91%               1,161            9
Louisiana                          2               325               55%               72%               4,070            8
Texas                              2               210               51%               97%               5,020            6
---------------------------------------------------------------------------------------------------------------------------------
   Sub-Total                       6             1,002               47%                85%             13,107            7
---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
Page Totals                      145            17,925               86%                45%           $ 62,941            5
---------------------------------------------------------------------------------------------------------------------------------

                                                                                     Average
                                                 Number                              Private
                               Number           Of Beds/                             Patient           Annual           Average
                                 Of              Units             Average           Revenue         Base Rents/       Remaining
Facility Location            Facilities           <F1>            Occupancy <F5>       <F2>           Interest            Term
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                     (Thousands)        (Years)
(Totals From Previous Page)      145            17,925               86%               45%            $ 62,941            5
                           ------------------------------------------------------------------------------------------------------
Rehabilitation Facilities
Arizona                            1                60               49%              100%               1,245            4
Arkansas                           1                60               78%              100%               1,457            6
Colorado                           1                60               61%              100%               1,192            6
Kansas                             1                80               72%              100%               1,818            4
Texas                              2               234               53%              100%               4,144            6
                           ------------------------------------------------------------------------------------------------------
   Sub-Total                       6               494               60%              100%               9,856            6
                           ------------------------------------------------------------------------------------------------------
Physician Group Practice Clinics
Arkansas                           1               ---               ---               94%               2,353           15
Tennessee                          1               ---               ---               94%                 470           15
                           ------------------------------------------------------------------------------------------------------
   Sub-Total                       2               ---               ---               94%               2,823           15
                           ------------------------------------------------------------------------------------------------------
Psychiatric Facility
Georgia                            1               108               39%              100%                 561            3
                           ------------------------------------------------------------------------------------------------------
Congregate Care and
   Assisted Living Centers
Arkansas                           1                17               94%              100%                  97            4
California <F4>                    1                65              ---               ---                  ---          ---
Colorado                           1                98               92%              100%                 508            4
Florida                            2               162               82%              100%                 624            8
Kansas                             1               110               93%              100%                 525            4
Louisiana                          2               209               99%              100%               1,158            5
Maryland <F4>                      1                86              ---               ---                  ---          ---
Missouri                           1                73               95%              100%                 339            7
New Mexico                         1               135               92%              100%                 778           14
Oregon                             1                58               95%              100%                 357           14
Rhode Island                       1               172               98%              100%               1,526            6
Texas                              1               130               97%              100%                 833            5
Texas <F4>                         1                98               ---              ---                  ---           --
Virginia <F5>                      1                65               49%              100%                 561           15
                           ------------------------------------------------------------------------------------------------------
   Sub-Total                      16             1,478               91%              100%               7,306            8
                           ------------------------------------------------------------------------------------------------------
Medical Office Buildings
California                         1               ---               ---               100%                732           14
Texas                              9               ---               ---               100%              4,283           12
Utah <F4>                          1               ---               ---                ---                 ---          ---
                           ------------------------------------------------------------------------------------------------------
   Sub-Total                      11               ---               ---               100%              5,015           12
                           ------------------------------------------------------------------------------------------------------
TOTAL FACILITIES                 181            20,005               84%                50%           $ 88,502            7
                           ======================================================================================================

<F1> Congregate Care and Assisted Living centers are measured in units, all other facilities are measured by bed count.  Physician Group Practice
     Clinics and Medical Office Buildings are measured in square feet and encompass 501,850 and 331,900 square feet, respectively.
<F2> All revenues including Medicare revenues but excluding Medicaid revenues are included in "Private Patient" revenues.
<F3> For two new facilities, revenues are annualized from the most recent available financial information.
<F4> Under construction.
<F5> Physician group practice clinics and medical office buildings lessees have use of the leased facilities for their own use or for the use of sub-lessees.

     The following summary of the Company's Properties shows certain pertinent information grouped by type of facility as of December 31, 1994:

                                          Equity          Number            Number            Total
                                         Interest           of             of Beds/         Investments      Annual Base
Facility Type                           Percentage      Facilities         Units<F1>           <F2>         Rents/Interest
--------------------------------------------------------------------------------------------------------------------------
                                                                                             (Dollar amounts in thousands)

Long Term Care Facilities                  100              107             13,183           $324,725          $38,776
Long Term Care Facilities                   77               21              2,438             56,672            8,074
Long Term Care Facilities                   50               11              1,302             23,109            2,984
Acute Care Hospitals                       100                4                646             47,906            7,278
Acute Care Hospitals                        77                2                356             42,807            5,829
Rehabilitation Hospitals                   100                2                186             27,171            3,636
Rehabilitation Hospitals                    97                3                200             32,380            4,467
Rehabilitation Hospital                     90                1                108             15,113            1,753
Congregate Care & Assisted Living Centers  100               11                869             36,824            3,280
Congregate Care & Assisted Living Centers   50                5                609             33,219            4,026
Medical Office Buildings <F3>              100               11                ---             47,790            5,015
Physician Group Practice Clinics <F4>      100                2                ---             27,112            2,823
Psychiatric Facility                        77                1                108              3,919              561
                                                            ---             ------           --------          -------
                                                            181             20,005           $718,747          $88,502
                                                            ===             ======           ========          =======

<F1>    Congregate care and assisted living centers are stated in units; all other facilities are stated in beds.
<F2>    Includes partnership investments, and incorporates all partners' assets and construction commitments.
<F3>    The Medical Office Buildings encompass 501,850 square feet.
<F4>    The Physician Group Practice Clinics encompass 331,900 square feet.

RELATIONSHIP WITH MAJOR OPERATORS

     At December 31, 1994, the Company owned an interest in 170 properties which are leased pursuant to long term leases to 33 Lessees. Listed below are the Company's major Lessees and the percentage of total current revenue from these Lessees.

                                                                 Percentage
                                                                  of Total
   Lessee                   Facilities           Revenue          Revenue
   ------                   ----------           -------         -----------
Hillhaven                        63            $22,747,000           23%
Beverly                          26            $11,393,000           12%
Tenet                             3            $ 8,089,000            8%
Healthsouth                       2            $ 5,101,000            5%
Columbia                          4            $ 3,692,000            4%
Horizon                           5            $ 3,654,000            4%
HealthTrust                       8            $ 3,389,000            3%

     All Properties leased by the Company to Hillhaven are unconditionally guaranteed by Tenet, which is a major stockholder of Hillhaven. Based upon public reports, Hillhaven's net operating revenue and net income for the six months ended November 30, 1994 were approximately $775 million and $27 million, respectively; and Hillhaven's total assets and stockholders' equity as of November 30, 1994 were approximately $1.2 billion and $393 million, respectively. For the year ended May 31, 1994, Hillhaven reported net operating revenue and net income of approximately $1.4 billion and $57 million, respectively. On January 26 and March 7, 1995, Horizon announced bids to acquire Hillhaven for stock in a proposed merger. The Company leases five Properties to Horizon and rental income from these Properties accounted for 4%, 4% and 3% of the Company's total revenues for the years ended December 31, 1994, 1993 and 1992, respectively. Based upon public reports, Horizon's total operating revenues and net income for the six months ended November 30, 1994 were approximately $292.9 million and $13.7 million, respectively; and Horizon's total assets and stockholders' equity as of November 30, 1994 were approximately $614.2 million and $375.6 million, respectively. For the year ended May 31, 1994, Horizon reported total operating revenues and net income of $375 million and $16.6 million, respectively. On March 21, 1995 Hillhaven said that a special committee of its board of directors had established a process to evaluate all alternatives to Hillhaven including whether any proposal to acquire Hillhaven is in the best interests of Hillhaven and its shareholders. On March 21, 1995, Horizon's bid to acquire Hillhaven expired. The Company cannot predict whether Hillhaven will be acquired by any company or remain independent.

     Five Properties (two acute care hospitals, two rehabilitation hospitals and one psychiatric facility) were leased to subsidiaries of Tenet at December 31, 1993. In January 1994, subsidiaries of Tenet assigned the leases for the two rehabilitation hospitals to Healthsouth. Tenet remains financially responsible to the Company under its unconditional guarantee on the five Properties. Tenet is one of the nation's largest health care services companies, providing a broad range of services through the ownership and management of health care facilities. Based upon public reports, Tenet's net operating revenue and net income for the six months ended November 30, 1994 were approximately $1.3 billion and $110 million, respectively; and Tenet's total assets and stockholders' equity as of November 30, 1994 were approximately $3.3 billion and $1.4 billion, respectively. For the year ended May 31, 1994, Tenet reported net operating revenue and net loss of approximately $3.0 billion and $425 million, respectively. The following discussion is derived from public reports distributed by Tenet: Tenet has been involved in certain significant legal proceedings and investigations related principally to its psychiatric business and has settled the most significant of these matters. Tenet expects that additional lawsuits alleging malpractice at its psychiatric facilities and the existence of a corporate-wide conspiracy to commit wrongful acts may be filed from time to time. Tenet believes that its remaining reserves established for these matters are adequate to cover its ultimate liability. In the event such reserves are not adequate, the adverse determination of these matters could have a material adverse effect on Tenet's financial condition and results of operation. On March 1, 1995, National Medical Enterprises, Inc. (as Tenet was formerly known) and American Medical Holdings, Inc. jointly announced a definitive merger, at which time the combined company owned 85 general hospitals in the U.S. and overseas. Tenet is the second largest investor-owned hospital management company.

     The Company leases 25 long term care facilities and one congregate care living center to subsidiaries of Beverly, which is the largest provider of long term care in the United States. Based upon public reports, Beverly's net operating revenue and net income for the nine months ended September 30, 1994 were approximately $2.2 billion and $57.6 million, respectively; Beverly's total assets and shareholders' equity as of September 30, 1994 were approximately $2.1 billion and $811 million, respectively. For the year ended December 31, 1993, Beverly reported net operating revenue and net income of approximately $2.9 billion and $58 million, respectively.

     The Company holds two first mortgage loans totaling $27.1 million to First Texas Medical, Inc. and LMH Investment Company (the "Mortgage Loans"). The Mortgage Loans provide for escalating interest rates and are secured by the 92 bed HCA Denton Community Hospital and a related medical office building in Denton, Texas, and the 118 bed HCA Lewisville Memorial Hospital of Lewisville, Texas. Both hospitals are managed by and leased to HCA Health Services of Texas, Inc., a wholly-owned subsidiary of Columbia, pursuant to a long-term lease with a primary term of 10 years. The Mortgage Loans have a nine year term with payments based on an 11 year amortization schedule. Based upon public reports, Columbia's net operating revenue and net income for the nine months ended September 30, 1994 were approximately $8.2 billion and $403 million, respectively; and Columbia's total assets and shareholders' equity as of September 30, 1994 were approximately $11.8 billion and $4.8 billion, respectively. For the year ended December 31, 1993, Columbia reported net operating revenue and net income of approximately $10.2 billion and $507 million, respectively.

     The Company has provided or has committed to provide approximately $41.0 million in acquisition or construction funds for seven medical office buildings which are leased or are to be leased by HealthTrust. At December 31, 1994, six of the seven facilities were completed and paying rent, and the Company had outstanding commitments for further expenditures on tenant improvements and completion of the seventh building of $8.2 million. HealthTrust, based upon public reports, had net operating revenue and net income of approximately $970 million and $50 million, respectively, for the three months ended November 30, 1994; and HealthTrust's total assets and shareholders' equity as of November 30, 1994 were approximately $4.0 billion and $1.1 billion, respectively. For the year ended August 31, 1994, HealthTrust reported net operating revenue and net income of $3.0 billion and $173 million, respectively. On October 4, 1994, Columbia and HealthTrust announced an agreement for the merger of the two companies in 1995. On February 28, 1995, both companies announced that they would merge, as soon as FTC approval was received.

     Hillhaven, Horizon, Tenet, Healthsouth, Beverly, Columbia and HealthTrust are subject to the informational filing requirements of the Securities Exchange Act of 1934, as amended, and accordingly file financial statements on Form 10-K and Form 10-Q with the Securities and Exchange Commission and the New York Stock Exchange. For additional financial data with respect to Tenet see Appendix I attached hereto. All of the financial and other information presented herein with respect to such companies was obtained from such public reports.

THE LEASES

     The Leases provide for initial base rental rates which generally range from 8.77% to 15.03% per annum of the acquisition price of the related Property. Rental rates vary by Lease, taking into consideration many factors, including, but not limited to, credit of the Lessee, operating performance of the facility, interest rates at the commencement of the Lease and location, type and physical condition of the facility. Most of the Leases provide for additional rents which are based upon a percentage of increased revenue over specific base period revenue of the leased Properties. The remainder of the Leases have annual fixed rent increases or rent increases based on inflation indices. Additional rents and interest (see Note 2 to the Consolidated Financial Statements in this Annual Report on Form 10-K) received for the years ended December 31, 1994, 1993 and 1992 were $16.7 million, $14.7 million and $12.5 million, respectively. The primary or fixed terms of the Leases generally range from 10 to 15 years, and generally have one or more five-year renewal options. The average remaining base lease term on the Company's portfolio of properties is approximately seven years.

     Most Leases contain security provisions through guarantees, as well as grouped lease renewals, grouped purchase options, and cross default and cross collateralization features that may be employed when multiple facilities are leased to individual operators. Obligations under the Leases, in most cases, have corporate guarantees, and 81 leases are backed by irrevocable letters of credit from various financial institutions which cover from six to eighteen months of Lease payments. The Lessees are required to renew such letters of credit during the Lease term in amounts which may change based upon the passage of time, improved operating cash flows, or improved credit ratings. Currently, the Company has approximately $32 million in irrevocable standby letters of credit from commercial banks. The letters of credit relating to an individual Lessee may be drawn upon, to the extent of damages incurred by the Company, in the event of a Lessee's default under terms of a Lease. Amounts available under letters of credit change from time to time; such changes may be material.

     The Company believes that the security features discussed above provide it with significant protection for its investment portfolio. The Company is currently receiving rents in a timely manner from all Lessees as provided under the terms of the Leases. Based upon information provided to the Company by Lessees, certain facilities that are current with respect to monthly rents are presently underperforming financially. Individual facilities may underperform as a result of inadequate Medicaid reimbursement, low occupancy, less than optimal patient mix, excessive operating costs, other operational issues or capital needs. Management believes that, even if these facilities remain at current levels of performance, the lease provisions contain sufficient security to assure that material rental obligations will continue to be met for the remainder of the Lease terms. In the future it is expected that the Company will have certain properties with respect to which the Lessees may choose not to renew their Leases at existing rental rates (see Table below).

     Lessees generally have the right of first refusal to purchase the Properties during the Lease terms. Most Leases provide one or more five-year renewal options at existing Lease rates and continuing additional rent formulas; certain Leases provide for Lease renewals at fair market value. The Lessees also have options to purchase the Properties, generally for fair market value, and generally at the expiration of the base Lease term and/or any renewal term under the Lease. Many of the Company's Leases have provisions for grouped renewal options and grouped purchase options. If options are exercised, such provisions require Lessees to purchase or renew several facilities together, precluding the possibility of Lessees purchasing or renewing only those facilities with the best financial outcomes. Twenty-five properties purchased in 1985 and 1986 are not subject to purchase options until 2010 or later. An additional 11 properties do not have any purchase options.

     A table recapping lease expirations, mortgage maturities, properties subject to purchase options and financial underperformance follows:

                        Current Annualized Revenues of
             -----------------------------------------------------
             Properties Subject to                                             Possible Revenue Loss
               Lease Expirations             Properties Subject to              at Underperforming
Year        and Mortgage Maturities <F1>     Purchase Options <F2>                Properties <F3>
-----       -----------------------         -----------------------             ------------------
                                                                                  %      Amount
                                                                                -----  -----------
1995              $    661,000                   $   228,000                      0%    $      ---
1996                 5,124,000                     4,536,000                      1        500,000
1997                 3,510,000                     2,306,000                      1      1,200,000
1998                16,220,000                     8,687,000                      2      1,800,000
1999                27,536,000                    18,294,000                      2      1,900,000
Thereafter          50,139,000                    54,914,000                      1      1,200,000
                  ------------                   -----------                     ---    ----------
Total             $103,190,000                   $88,965,000                      7%    $6,600,000
                  ============                   ===========                     ===    ==========

<F1> This column includes the revenue impact by year and the total annualized rental and interest income associated with the Properties subject to Lessees' renewal options and/or purchase options and mortgage maturities.

<F2> This column includes the revenue impact by year and the total annualized rental and interest income associated with Properties subject to purchase options. If a purchase option is exercisable at more than one date, the convention used in the table is to show the revenue subject to the purchase option at the earliest possible purchase date. The total for this column is a component of the total current annualized revenue of properties subject to lease expirations and mortgage maturities
     ($103,190,000).

<F3> Based on current market conditions, management estimates that there could be a revenue loss upon the expiration of the current term of the Leases in the percentages and amounts shown in the table for underperforming
     Properties. The percentages are computed by taking the possible revenue loss as a percentage of 1994 Total Revenue.

     There are numerous factors that could have an impact on Lease renewals or purchase options, including the financial strength of the Lessee, expected facility operating performance, the relative level of interest rates and individual lessee financing options. Based upon management expectations of the Company's continued growth, the facilities subject to renewal and/or purchase options and mortgage maturities and any possible rent loss therefrom should represent a smaller percentage of revenue in the year of renewal or purchase. Total revenue of the Company has grown at a compound annual growth rate of 9.6% in the past five years. No attempt has been made to show the possibility of expected gains, if any, on Properties which might offset a portion of the possible revenue loss shown above.

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

     Each Lessee, at its expense, may make non-capital additions, modifications or improvements to its leased property. All such alterations, replacements and improvements must comply with the terms and provisions of the Lease, and become the property of the Company or its affiliates upon termination of the Lease. Each Lease requires the Lessee to maintain adequate insurance on the leased property, naming the Company or its affiliates and any mortgagees as additional insureds. In certain circumstances, the Lessee may self-insure pursuant to a prudent program of self-insurance if the Lessee or the guarantor of its Lease obligations has substantial net worth. In addition, each Lease requires the Lessee to indemnify the Company or its affiliates against certain liabilities in connection with the leased property.

DEVELOPMENT PROGRAM

     The Company has a number of "build-to-suit" type agreements that by their terms require conversion to lease agreements upon the completion of the development of the facilities. During the construction of the projects, funds are advanced pursuant to draw requests made by the developers in accordance with the terms and conditions of the applicable development agreements which require site visits prior to each advancement of funds.

     Since 1987 the Company has committed to the development of 23 facilities, including five rehabilitation hospitals, seven congregate care and assisted living centers, four long term care facilities and seven medical office buildings representing an aggregate investment of $158.7 million. As of December 31, 1994, 19 facilities at a total cost of $131.1 million have been completed. Simultaneously with the commencement of each of these development programs, the Company enters into a lease agreement with the developer/operator. The base rent under the lease is established at a rate equivalent to a specified number of basis points over the ten-year United States Treasury securities' yield at the conclusion of development.

     The development program generally includes a variety of additional forms of security and collateral beyond those provided by the Leases. During the development period, the Company generally requires additional security and collateral in the form of more than one of the following: (a) irrevocable letters of credit from financial institutions; (b) payment and performance completion bonds; or (c) completion guarantees by either one or a combination of the developer's parent entity, other affiliates or one or more of the individual principals who control the developer. In addition, prior to any advance of funds by the Company under the development agreement, the developer must provide (a) satisfactory evidence in the form of an endorsement to the Company's title insurance policy that no intervening liens have been placed on the property since the date of the Company's previous advance; (b) a certificate executed by the project architect that indicates that all construction work completed on the project conforms with the requirements of the applicable plans and specifications; (c) a certificate executed by the general contractor that all work requested for reimbursement has been completed; and (d) satisfactory evidence that the funds remaining unadvanced are sufficient for the payment of all costs necessary for the completion of the project in accordance with the terms and provisions of the agreement. As a further safeguard during the development period, the Company generally will retain 10% of construction funds incurred until it has received satisfactory evidence that the project has been fully completed in accordance with the applicable plans and specifications. The Company also monitors the progress of the development of each project and the accuracy of the developer's draw requests by having its own in-house inspector perform regular on-site inspections of the project prior to the release of any requested funds.

FUTURE ACQUISITIONS

     The Company anticipates acquiring additional health care related facilities and leasing them to health care operators or investing in mortgages secured by health care facilities.

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

     If the Company qualifies for taxation as a real estate investment trust, it will generally not be subject to Federal corporate income taxes on its net income that is currently distributed to stockholders. This treatment substantially eliminates the "double taxation" (i.e. at the corporate and stockholder levels) that generally results from investment in a corporation. However, the Company will continue to be subject to federal income tax under certain circumstances.

     The Code defines a real estate investment trust as a corporation, trust or association (i) which is managed by one or more trustees or directors; (ii) the beneficial ownership of which is evidenced by transferable shares, or by transferable certificates of beneficial interest; (iii) which would be taxable, but for Sections 856 through 860 of the Code, as a domestic corporation; (iv) which is neither a financial institution nor an insurance company subject to certain provisions of the Code; (v) the beneficial ownership of which is held by 100 or more persons; (vi) during the last half of each taxable year not more than 50% in value of the outstanding stock of which is owned, actually or constructively, by five or fewer individuals; and (vii) which meets certain other tests, described below, regarding the amount of its distributions and the nature of its income and assets. The Code provides that conditions (i) to
(iv), inclusive, must be met during the entire taxable year and that condition
(v) must be met during at least 335 days of a taxable year of 12 months, or during a proportionate part of a taxable year of less than 12 months.

     There are three gross income requirements. First, at least 75% of the Company's gross income (excluding gross income from Prohibited Transactions as defined below) for each taxable year must be derived directly or indirectly from investments relating to real property or mortgages on real property or from certain types of temporary investment income. Second, at least 95% of the Company's gross income (excluding gross income from Prohibited Transactions) for each taxable year must be derived from income that qualifies under the 75% test and all other dividends, interest and gain from the sale or other disposition of stock or securities. Third, short-term gains from the sale or other disposition of stock or securities, gains from Prohibited Transactions and gains on the sale or other disposition of real property held for less than four years (apart from involuntary conversions and sales of foreclosure property) must represent less than 30% of the Company's gross income for each taxable year. A Prohibited Transaction is a sale or other disposition of property (other than foreclosure property) held for sale to customers in the ordinary course of business.

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

     Distributions made to the Company's stockholders out of current or accumulated earnings and profits will be taken into account by them as ordinary income. Such distributions will not be eligible for the dividends received deductions for corporations as long as the Company qualifies as a real estate investment trust. Distributions that are designated as capital gain dividends will be taxed as long-term capital gains to the extent they do not exceed the Company's actual net capital gain for the taxable year, although corporate stockholders may be required to treat up to 20% of any such capital gain dividend as ordinary income. Distributions in excess of current or accumulated earnings and profits will not be taxable to a stockholder to the extent that they do not exceed the adjusted basis of the stockholder's shares. To the extent that such distributions exceed the adjusted basis of a stockholder's shares they will be included in income as long-term or short-term capital gain (as described below with respect to the sale or exchange of the shares) assuming the shares are held as a capital asset in the hands of the stockholder. Stockholders may not include in their individual income tax returns any net operating losses or capital losses of the Company.

     In general, any gain or loss upon a sale or exchange of shares by a stockholder who has held such shares as a capital asset will be long-term or short-term depending on whether the stock was held for more than one year; provided however, any loss on the sale or exchange of shares that have been held by such stockholder for six months or less will be treated as a long-term capital loss to the extent of distributions from the Company required to be treated by such stockholder as long-term capital gain.

     The Company and its stockholders may be subject to state or local taxation in various state or local jurisdictions, including those in which it or they transact business or reside. The state and local tax treatment of the Company and its shareholders may not conform to the federal income tax consequences discussed above.

GOVERNMENT REGULATION

     The Company is indirectly affected by government regulation of the health care industry in that the Company's additional rents are generally based on the Lessees' gross revenues from operations. Aggressive efforts by health insurers and governmental agencies to limit the cost of hospital services and to reduce utilization of hospital and other health care facilities may reduce future revenues or slow revenue growth from inpatient facilities and shift utilization from inpatient to outpatient facilities.

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

     Expansion, including the addition of new beds or services or acquisition of medical equipment, and occasionally the contraction of health care facilities, may be subject to state and local regulatory approval through certificate of need ("CON") programs. States vary in their utilization of CON controls.

     Revenues of Lessees are generally derived from payments for patient care. Such payments are received from the federal Medicare program, state Medicaid programs, private insurance carriers, health care service plans, health maintenance organizations, preferred provider arrangements, self-insured employers and directly from patients. Medicare payments for psychiatric, long term and rehabilitative care are based on allowable costs plus a return on equity for proprietary facilities. Medicare payments to acute care hospitals for inpatient services are made pursuant to the Prospective Payment System ("PPS") under which a hospital is paid a prospectively established rate based on the category of the patient's diagnosis ("Diagnostic Related Groups" or "DRG's"). In 1991, Medicare began to phase in over a period of years reimbursement to hospitals for capital-related inpatient costs under PPS using a federal rate rather than the cost-based reimbursement system previously used. DRG rates are subject to adjustment on an annual basis as part of the federal budget reconciliation process. For example, as a part of the Omnibus Budget Reconciliation Act, the 1993 Congress provided for over $50 billion in cuts to the Medicare program over the next five years, including approximately $23 billion in cuts in Medicare spending for hospitals.

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

     Acute care hospitals must comply with requirements for various forms of utilization review. In addition, under PPS, each state must have a Professional Review Organization carry out federally mandated reviews of Medicare patient admissions, treatment and discharges in acute care hospitals.

     PSYCHIATRIC AND REHABILITATION HOSPITALS. Psychiatric and rehabilitation hospitals are subject to extensive federal, state and local legislation, regulation, inspection and licensure requirements similar to those of acute care hospitals. For psychiatric hospitals, there are specific laws regulating civil commitment of patients and disclosure of information. Many states have adopted a "patient's bill of rights" which sets forth certain higher standards for patient care that are designed to decrease restrictions and enhance dignity in treatment. Insurance reimbursement for psychiatric treatment generally is more limited than for general health care.

     PHYSICIAN GROUP PRACTICE CLINICS. Physician group practice clinics are subject to extensive federal, state and local legislation and regulation.
Every state imposes licensing requirements on individual physicians and on facilities and services operated by physicians. In addition, federal and state laws regulate health maintenance organizations and other managed care organizations with which the physician groups may have contracts. Many states require regulatory approval, including certificates of need, before establishing certain types of physician-directed clinics, offering certain services or making expenditures in excess of statutory thresholds for healthcare equipment, facilities or programs. In connection with the expansion of existing operations and the entry into new markets, physician clinics and affiliated practice groups may become subject to compliance with additional regulation.

     HEALTH CARE REFORM. In recent years, an increasing number of legislative initiatives have been introduced or proposed in Congress and in state legislatures that would effect major changes in the health care system, either nationally or at the state level. Among the proposals under consideration are price controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, requirements that all businesses offer health insurance coverage to their employees and the creation of a government health insurance plan or plans that would cover all citizens.

     In 1993, President Clinton introduced a comprehensive health care reform bill. Key elements in the President's proposal and other competing health care reform proposals included various insurance market reforms, the requirement that businesses provide health insurance coverage for their employees, reductions or lesser increases in future Medicare and Medicaid reimbursements and more stringent government cost controls. None of these proposals have been adopted.

     There continue to be efforts at the federal level to introduce various insurance market reforms, expanded fraud and abuse and anti-referral legislation and further reductions in Medicare and Medicaid reimbursement. A broad range of both similar and more comprehensive health care reform initiatives is likely to be considered at the state level. The Company cannot predict whether any of the above proposals or any other proposals will be adopted, and if adopted, no assurance can be given that the implementation of such reforms will not have an adverse effect on the ability of the Company's Lessees to generate revenues and, thereby, on the Company's additional rents.

OBJECTIVES AND POLICIES

     The Company is organized to invest in income-producing health care related facilities. In evaluating potential investments, the Company considers such factors as (1) the geographic area, type of property and demographic profile;
(2) the location, construction quality, condition and design of the property;
(3) the current and anticipated cash flow and its adequacy to meet operational needs and lease obligations and to provide a competitive market return on equity to the Company's investors; (4) the potential for capital appreciation, if any; (5) the growth, tax and regulatory environment of the communities in which the properties are located; (6) occupancy and demand for similar health facilities in the same or nearby communities; (7) an adequate mix of private and government sponsored patients; (8) potential alternative uses of the facilities; and (9) prospects for liquidity through financing or refinancing.

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

     Since its inception, the Company has issued four classes of securities which are senior to the Common Stock, of which three classes are outstanding at December 31, 1994. In 1986, the Company issued $60,000,000 of 9-1/2% Senior Notes due December 1, 1996. In 1988, the Company issued $75,000,000 of 9-7/8% Senior Notes due February 15, 1998. In April 1989, the Company authorized a $75,000,000 Medium Term Note program (Series A MTN) in accordance with which it has issued $55,000,000 of unsecured Medium Term Notes at coupon rates of 8.00% to 10.56% due 1999 - 2003. In September 1993, the Company authorized a $75,000,000 Medium Term Note Program (Series B MTN), out of a $200,000,000 combined debt and equity shelf filed in August 1993. As of March 8, 1995 the Company has issued $48,000,000 of Series B MTNs at coupon rates ranging from 6.10% to 9.10% due 1998-2015. In November 1993, the Company issued $100,000,000 in 6% Convertible Subordinated Notes due 2000. Proceeds of these Notes were utilized to redeem without penalty the $60,000,000 of 9 1/2% Senior Notes due December 1, 1996, on which the Company had a call provision as of December 1, 1993. On March 13, 1995, the Company used the net proceeds of the offering of 1,725,000 shares of common stock (approximately $47,000,000) and $27,000,000 principal amount of the Series B MTNs issued in February and March 1995 to redeem without penalty or premium the $75,000,000 of 9-7/8% Senior Notes due February 15, 1998 on which the Company had a call provision as of February 15, 1995. The Company may, in the future, issue debt securities which will be senior to the Common Stock. The Company has no present plans to issue senior equity securities, although the Board of Directors is authorized to issue up to 50,000,000 shares of preferred stock. The Company has authority to offer shares of its capital stock in exchange for investments which conform to its standards and to repurchase or otherwise acquire its shares or other securities, but does not presently intend to do so.

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

     In July, 1990, the Company adopted a Rights Agreement whereby Company stockholders received, for each share of Common Stock owned, one right to purchase shares of Common Stock of the Company, or securities of an acquiring entity, at one-half market value (the "Rights"). The Rights will be exercisable only if and when certain circumstances occur, including the acquisition by a person or group of 15% or more of the Company's outstanding common shares, or the making of a tender offer for 30% or more of the Company's common shares. The Rights are intended to protect stockholders of the Company from takeover tactics that could deprive them of the full value of their shares.

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

PROHIBITED INVESTMENTS AND ACTIVITIES

     The Bylaws of the Company impose certain prohibitions and restrictions on various investment practices of the Company, including prohibitions against:

       (i) investing in any junior mortgage loan unless (a) the capital invested in such mortgage loan is adequately secured on the basis of the equity of the borrower in the property underlying such investment and the ability of the borrower to repay the mortgage loan, (b) the total amount of the junior mortgage loan, taken together with all other indebtedness secured by the underlying real property, does not exceed 100% of the value of the security therefor, (c) the total amount of the junior mortgage loan, taken together with all other indebtedness secured by the underlying real property which is senior or pari passu with that held by the Company, does not exceed 90% of the value of the security therefor, and (d) total junior mortgage loans do not exceed 20% of the Company's total assets;

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

       (vi)  engaging in trading, as compared with investment activities;

       (vii) allowing aggregate borrowings of the Company to exceed 100% of the net assets of the Company, unless the Board of Directors determines that a higher level of borrowing is appropriate and in the interest of the Company except that no such higher level of borrowing shall be made which, if secured, exceeds 300% of net assets;

       (viii) acquiring securities in any company holding investments or engaging in activities prohibited by the Company's Bylaws, and

       (ix) any activity that would disqualify the Company as a real estate investment trust under the provisions of the Internal Revenue Code.

Item 2.  PROPERTIES

     See Item 1. for details.

Item 3.  LEGAL PROCEEDINGS

     During 1994, the Company was not a party to any material legal proceedings.


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

                                           1994                      1993                      1992
                                      High        Low          High        Low          High         Low
                                     ------------------       ------------------        ------------------
First Quarter                        $32        $27 1/4       $32        $24            $25 1/4    20 3/4
Second Quarter                        32 5/8     29 1/2        32 1/4     27 1/4         24 1/4    22
Third Quarter                         31 1/4     27 7/8        31 5/8     28 1/4         27 1/4    23
Fourth Quarter                        30 7/8     26 1/4        33 5/8     25             27 3/8    22 1/2

        As of March 17, 1995 there were approximately 1,820 stockholders of record and in excess of 32,500 beneficial stockholders of the Company's Common Stock.

        It has been the Company's policy to declare quarterly dividends to the holders of its shares of Common Stock so as to comply with applicable sections of the Internal Revenue Code governing real estate investment trusts. The cash dividends per share paid by the Company are set forth below:

                                                    1994           1993           1992
                                                    ----           ----           ----

First Quarter                                     $ .4800        $ .4500        $ .4200
Second Quarter                                      .4900          .4575          .4275
Third Quarter                                       .5000          .4650          .4350
Fourth Quarter                                      .5100          .4725          .4425
                                                  -------        -------        -------
                                                  $1.9800        $1.8450        $1.7250
                                                  =======        =======        =======



Item 6. SELECTED FINANCIAL DATA

        Set forth below is selected financial data with respect to the Company for the years ended December 31, 1994, 1993, 1992, 1991, and 1990.

                                                          Year Ended December 31,

                                       1994           1993           1992          1991           1990
                                       ----------------------------------------------------------------
                                             (Amounts in thousands, except per share data)

Total Revenue                       $ 98,996       $ 92,549       $ 83,727      $ 79,417       $ 72,046
Net Income                            49,977         44,087         35,715        26,451         23,174
Funds From Operations                 66,966         61,427         53,580        45,075         38,702
Dividends Paid                        52,831         49,030         44,136        37,299         33,180
Total Assets                         573,826        549,638        509,150       458,579        476,469
Debt Obligations                     271,463        245,291        205,760       212,431        222,909
Stockholders' Equity                 269,403        269,873        271,375       211,274        219,921
Net Income Per Share                    1.87           1.66           1.38          1.15           1.03
Dividends Paid Per Share              1.9800         1.8450         1.7250        1.6175         1.5175

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1994 VS. YEAR ENDED DECEMBER 31, 1993

     Funds from Operations totaled $66,966,000 for the year ended December 31, 1994, an increase of 9.0% or $5,539,000 over the $61,427,000 for the prior year. Net Income for the year ended December 31, 1994 was $49,977,000, or $1.87 per share, on revenues of $98,996,000, compared to net income of $44,087,000, or $1.66 per share, on revenues of $92,549,000 for the prior year. These increases were primarily attributable to higher base rents and from higher levels of additional rental and interest income. Additionally, both the years ended December 31, 1994 and 1993 were favorably influenced by non-recurring income items totalling $1,000,000 and $2,000,000, respectively.

     The increase in base rents of $4,422,000 to $64,811,000 was based on rents received in 1994 from newly acquired facilities and from a full year's rents on 1993 acquisitions.

     Additional rental and interest income increased by $2,009,000 over the prior year to $16,707,000, from across-the-board increases at most of the facilities that are eligible to pay such rents and interest.

     Interest expense increased by $405,000 to $20,133,000 stemming primarily from higher long term borrowings. In November 1993, the Company issued $100,000,000 of 6% Convertible Subordinated Notes. A portion of that offering was utilized early in December 1993 to redeem, without penalty, the $60,000,000 of 9-1/2% Senior Notes that were due in 1996. The remaining $40,000,000 supported the Company's acquisitions and construction projects in 1994.

YEAR ENDED DECEMBER 31, 1993 VS. YEAR ENDED DECEMBER 31, 1992

     Funds from Operations totaled $61,427,000 for the year ended December 31, 1993, an increase of 14.6% or $7,847,000 over the $53,580,000 for the prior year. This increase was attributable to higher base and additional rental and interest income on the Company's investment portfolio, and to non-recurring income of approximately $2,000,000 but, offset in part by increases in administrative expenses.

     Net Income for the year ended December 31, 1993 was $44,087,000, or $1.66 per share, on revenues of $92,549,000, compared to net income of $35,715,000, or $1.38 per share, on revenues of $83,727,000 for the prior year. These increases parallel the changes noted above and were augmented by depreciation and non-cash charges that are $200,000 lower than in the prior year.

     The increase in base rental income of $2,063,000 to $60,389,000 was the result of rents received in 1993 from newly completed facilities that were under construction in 1992, and from a full year's rents on 1992 acquisitions.

     Additional rental and interest income increased by $2,187,000 to $14,698,000 for 1993. Additional rental and interest income is a function of increases in facility revenue over specified base year revenue, increases based on inflation indices and/or fixed increases in rent and interest. The majority of the Company's investments, other than new facilities, contributed to this increase.

     Interest and Other Income increased by $4,265,000 to $15,188,000. Approximately half of this increase resulted from mortgage loans acquired in 1992. The balance of the increase came from distributions from a partnership interest written off in 1989, and the receipt of a portion of the proceeds from a Lessee's assignment of its leasehold interest.

     The decrease of $52,000 to $19,728,000 in Interest Expense is due to higher capitalized interest on projects that were under construction in 1993 offset by interest on the $100,000,000 Convertible Subordinated Notes, the proceeds of which were used in part to pay down the $60,000,000 Senior Notes due 1996 during December 1993.

     During the second half of 1993, the Company completed the construction of four medical office buildings and two long term care facilities. In the last two months of 1993, the Company purchased an existing loan on an acute care hospital owned and operated by OrNda, an existing lease on a medical office building leased to a Columbia subsidiary and an assisted living facility.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1994, the Company's portfolio of Properties, consisting of investments in 181 medical facilities located in 32 states, was comprised of 139 long term care facilities, six acute care hospitals, six rehabilitation hospitals, one psychiatric facility, 16 congregate care and assisted living centers, 11 medical office buildings and two physician group practice clinics. During 1994, the Company expended a net amount of $61,383,000 in investing activities, which included investments in 10 new health care facilities.

     The Company believes it has a strong financial position with approximately $269,403,000 in stockholders' equity as of December 31, 1994, a total debt-to-equity ratio of approximately 1.01:1 and committed and unused bank lines of credit aggregating $88,800,000.

     The Company has financed its acquisitions through the sale of Common Stock, the issuance of long-term debt, the assumption of mortgage notes payable, the use of short-term bank credit lines and through internally generated cash flows. In November 1993, the Company issued $100 million 6% Subordinated Convertible Notes due 2000. With these proceeds, the Company redeemed $60,000,000 9-1/2% Senior Notes due 1996 without penalty. This financing enabled the Company to significantly reduce its average borrowing rates. Between November 18, 1994 and March 8, 1995, the Company utilized its Series B Medium Term Note Program to issue $42,000,000 in notes, bringing the total issued under such program to $48,000,000 and under all MTN programs to $103,000,000. Of the amounts raised through the MTN program, $27,000,000 was raised between February 1, 1995 and March 8, 1995. Such amounts in addition to approximately $47,000,000 raised from the sale of 1,725,000 shares of common stock on February 8, 1995 were utilized to redeem without penalty the Company's $75,000,000 9-7/8% Senior Notes due 1998 on which the Company had a call without penalty or premium as of February 15, 1995. On February 28, 1995, the maturity of the Company's $100,000,000 revolving line of credit with a group of seven banks was extended to March 31, 1998.

     As of December 31, 1994, the Company had commitments to purchase and construct health care facilities totaling $48,000,000 which are expected to be funded during 1995 and 1996. Facilities under construction are generally financed by means of short-term borrowings under the Company's existing bank lines. In the future, the Company may use its MTN program to finance a portion of the construction. At the completion of construction and commencement of the lease, the bank lines are refinanced with new long term debt or equity offerings.

     The Company currently has approximately $32,000,000 in irrevocable letters of credit from commercial banks to back the obligations of many of its Lessees' Lease and borrowers' loan obligations. The Company may draw upon the letters of credit if there are any defaults under the Leases and/or loans. Amounts available under letters of credit change from time to time; such changes may be material.

     The Company has unconditional guarantees from Tenet in respect of Lease obligations of subsidiaries of Tenet (three facilities), subsidiaries of Healthsouth (two facilities) and subsidiaries of Hillhaven (63 facilities), which are discussed in Note (3) to the consolidated financial statements.

     The Company paid a dividend of $0.52 per share on February 20, 1995 to stockholders of record on January 23, 1995. Dividends paid or payable as a percentage of funds from operations were 79%, 80% and 82% for the years ended December 31, 1994, 1993 and 1992, respectively. Since commencing business in 1985, the Company has paid dividends equal to approximately 82% of funds from operations.

     The impact of recent low rates of inflation has not been significant to the Company's operations, except for the positive effects that low inflation has had on reducing the Company's interest cost. Inflation, inflationary expectations and their effects on interest rates may affect the Company in the future by changing the underlying value of the Company's real estate or by affecting the Company's costs of financing its operations. The effects could be either positive or negative depending on the circumstances at the time.

     Management believes that the Company's liquidity and sources of capital are adequate to finance its operations as well as its future investments in additional facilities during the remainder of 1995.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Consolidated Balance Sheets as of December 31, 1994 and 1993 and its Consolidated Statements of Income, Stockholders' Equity, and Cash Flows for the years ended December 31, 1994, 1993 and 1992, together with the report of Arthur Andersen LLP, independent public accountants, are included elsewhere herein. Reference is made to the "Index to Consolidated Financial Statements".

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.
                                  PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company were as follows on March 20, 1995:

          Name                   Age                           Position
---------------------------     -----          -------------------------------------------------
Kenneth B. Roath                  59           Chairman, President and Chief Executive Officer

James G. Reynolds                 43           Executive Vice President and Chief Financial Officer

Devasis Ghose                     41           Senior Vice President - Finance and Treasurer

Edward J. Henning                 42           Senior Vice President, General Counsel and Corporate Secretary

Stephen R. Maulbetsch             38           Senior Vice President - Property and Acquisitions Analysis

     There is hereby incorporated by reference the information appearing under the captions "Board of Directors and Officers" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Registrant's definitive proxy statement dated March 17, 1995 relating to its Annual Meeting of Stockholders to be held on April 20, 1995.

Item 11.  EXECUTIVE COMPENSATION

     There is hereby incorporated by reference the information under the caption "Executive Compensation" in the Registrant's definitive proxy statement dated March 17, 1995 relating to its Annual Meeting of Stockholders to be held on April 20, 1995.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     There is hereby incorporated by reference the information under the captions "Principal Stockholders" and "Board of Directors and Officers" in the Registrant's definitive proxy statement dated March 17, 1995 relating to its Annual Meeting of Stockholders to be held on April 20, 1995.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There is hereby incorporated by reference the information under the caption "Certain Transactions" in the Registrant's definitive proxy statement dated March 17, 1995 relating to its Annual Meeting of Stockholders to be held on April 20, 1995.

                                   PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

     a)  Financial Statements:

         1)  Report of Independent Public Accountants

         2)  Financial Statements

             Consolidated Balance Sheets - December 31, 1994 and 1993 Consolidated Statements of Income - for the years ended December
               31, 1994, 1993 and 1992
             Consolidated Statements of Stockholders' Equity - for the years ended December 31, 1994, 1993 and 1992
             Consolidated Statements of Cash Flows - for the years ended
               December 31, 1994, 1993 and 1992
             Notes to Consolidated Financial Statements

             Note - All schedules have been omitted because the required information is presented in the financial statements and the related notes or because the schedules are not applicable.

     b)  Reports on Form 8-K:

         No reports on Form 8-K were filed by the Company during the fourth quarter of 1994.

     c)  Exhibits

         1.1     Amendment No. 1 to the Distribution Agreement dated September
                 9, 1993 to the Company's Series B Medium-Term Notes.
         3.(i)   Articles of Amendment and Restatement of the Company.
         3.(ii)  Amended Bylaws of the Company. 1/
         4.3     Indenture dated as of April 1, 1989 between the Company and
                 The Bank of New York for Debt Securities. 2/
         4.4     Form of Fixed Rate Note. 2/
         4.5     Form of Floating Rate Note. 2/

        10.1 Amendment No. 1, dated as of May 30, 1985, to Partnership Agreement of Health Care Property Partners, a California general partnership ("HCPP"), the general partners of which consist of the Company and certain affiliates of Tenet Healthcare Corporation ("Tenet"). 3/
        10.9 Corporate Guaranty of Obligations of Subsidiaries Pursuant to Leases, Percentage Rent Agreement and Contract of Acquisition, dated as of May 30, 1985, from Tenet in favor of HCPP. 3/
       10.10     Deferred Compensation Plan of the Company. 3/
       10.27 Employment Agreement dated April 28, 1988 between the Company and Kenneth B. Roath. 5/
       10.28     Health Care Property Investors, Inc. Executive Retirement
                 Plan. 4/
       10.29 Health Care Property Investors, Inc. Amended Stock Incentive Plan, as amended. 8/
       10.30 Health Care Property Investors, Inc. Directors Stock Incentive Plan, as amended. 8/
       10.32 Rights Agreement, dated as of July 5, 1990 between Health Care Property Investors, Inc., and Manufacturers Hanover Trust Company of California. 6/

       10.34 First Amendment to Employment Agreement dated February 1, 1990 between the Company and Kenneth B. Roath. 6/
       10.36 Retirement Plan for Outside Directors of Health Care Property Investors, Inc. as of January 1, 1991. 7/
       10.37 Revolving Credit Agreement dated as of March 31, 1994 among Health Care Property Investors, certain banks and The Bank of New York as agent. 9/
       10.38 Letter from The Bank of New York and banks that are signatories to Revolving Credit Agreement extending commitment.
       10.39 Amendment No. 1 to Health Care Property Investors, Inc. Executive Retirement Plan.

        21.1     List of Subsidiaries.

        23.1     Consent of Independent Public Accountants.

         1/ This exhibit is incorporated by reference to the exhibit numbered 4.2 in the Company's Form S-3 Registration Statement dated October 17, 1989.

         2/ This exhibit is incorporated by reference to exhibit 4.1, 4.2 and 4.3 in the Company's Form S-3 Registration Statement dated March 20, 1989.

         3/ This exhibit is incorporated by reference to the corresponding numbered exhibit in the Company's annual report on Form 10-K for the year ended December 31, 1985.

         4/ This exhibit is incorporated by reference to the corresponding numbered exhibit in the Company's annual report on Form 10-K for the year ended December 31, 1987.

         5/ This exhibit is incorporated by reference to the corresponding numbered exhibit in the Company's annual report on Form 10-K for the year ended December 31, 1988.

         6/ This exhibit is incorporated by reference to Appendix B of the Company's Form 10-K for the year ended December 31, 1990.

         7/ This exhibit is incorporated by reference to Appendix B of the Company's Form 10-K for the year ended December 31, 1991.

         8/ This exhibit is incorporated by reference to the corresponding numbered exhibit in the Company's annual report on Form 10-K for the year ended December 31, 1992.

         9/ The exhibit is incorporated by reference to the corresponding numbered exhibit in the Company's Form 8-K as of February 8, 1995.

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

Dated:  March 29, 1995

                                      HEALTH CARE PROPERTY INVESTORS, INC.
                                                (Registrant)



                                          KENNETH B. ROATH
                            ---------------------------------------------------
                            Kenneth B. Roath, Chairman of the Board of
                            Directors, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date                                 Signature and Title
----                                 -------------------


March 29, 1995                        /s/ KENNETH B. ROATH
                              -------------------------------------------------
                               Kenneth B. Roath, Chairman of the Board of
                               Directors, President and Chief Executive Officer (Principal Executive Officer)



March 29, 1995                        /s/ JAMES G. REYNOLDS
                              -------------------------------------------------
                               James G. Reynolds, Executive Vice President
                               and Chief Financial Officer
                               (Principal Financial Officer)




March 29, 1995                        /s/ DEVASIS GHOSE
                              -------------------------------------------------
                               Devasis Ghose, Senior Vice President- Finance and Treasurer (Principal Accounting Officer)




March 29, 1995                        /s/ PAUL V. COLONY
                              -------------------------------------------------
                               Paul V. Colony, Director





March 29, 1995                        /s/ ROBERT R. FANNING, JR.
                              -------------------------------------------------
                               Robert R. Fanning, Jr., Director





March 29, 1995                        /s/ MICHAEL D. MCKEE
                              -------------------------------------------------
                               Michael D. McKee, Director





March 29, 1995                        /s/ ORVILLE E. MELBY
                              -------------------------------------------------
                               Orville E. Melby, Director




March 29, 1995                        /s/ HAROLD M. MESSMER, JR.
                              -------------------------------------------------
                               Harold M. Messmer, Jr., Director




March 29, 1995                        /s/ PETER L. RHEIN
                              -------------------------------------------------
                               Peter L. Rhein, Director

                                EXHIBIT INDEX

Ex. 1.1 Amendment No. 1 to the Distribution Agreement dated September 9, 1993 to the Company's Series B Medium-Term Notes

Ex. 3.(i)        Articles of Amendment and Restatement of the Company

Ex. 10.38        Letter from the Bank of New York and banks that are
                 signatories to Revolving Credit Agreement extending commitment

Ex. 10.39        Amendment No. 1 to Health Care Property Investors, Inc.
                 Executive Retirement Plan

Ex. 21.1         List of Subsidiaries

Ex. 23.1         Consent of Independent Public Accountants

                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Report of Independent Public Accountants

Consolidated Balance Sheets - as of December 31, 1994 and 1993

Consolidated Statements of Income -
  for the years ended December 31, 1994, 1993 and 1992

Consolidated Statements of Stockholders' Equity - for the years ended December 31, 1994, 1993 and 1992

Consolidated Statements of Cash Flows -
  for the years ended December 31, 1994, 1993 and 1992

Notes to Consolidated Financial Statements

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Health Care Property Investors, Inc.:


     We have audited the accompanying consolidated balance sheets of Health Care Property Investors, Inc. (a Maryland corporation) as of December 31, 1994 and 1993, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Health Care Property Investors, Inc. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP

Los Angeles, California
January 12, 1995 (except with respect to the matters discussed in Note 12, as to which the date is March 13, 1995)

                                                 HEALTH CARE PROPERTY INVESTORS, INC.

                                                     CONSOLIDATED BALANCE SHEETS

                                           (Dollar amounts in thousands, except par values)



                                                                        December 31,
                                                              1994                        1993
                                                         -----------------------------------------
ASSETS

Real Estate Properties
  Buildings and Improvements                              $  522,847                 $  474,181
  Accumulated Depreciation                                  (111,540)                   (96,350)
                                                          ------------               ------------
                                                             411,307                    377,831
Construction in Progress                                       5,674                      4,974
Land                                                          58,814                     52,012
                                                          ------------               ------------
                                                             475,795                    434,817
Loans Receivable                                              79,165                     70,471
Investments in and Advances to Partnerships                    9,642                     10,709
Other Assets                                                   6,296                      6,431
Cash and Short-Term Investments                                2,928                     27,210
                                                          ------------               ------------
TOTAL ASSETS                                              $  573,826                 $  549,638
                                                          ============               ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Bank Notes Payable                                        $   11,200                 $      ---
Senior Notes Due 1998-2004                                   150,882                    135,845
Convertible Subordinated Notes Due 2000                      100,000                    100,000
Mortgage Notes Payable                                         9,381                      9,446
Accounts Payable and Accrued Expenses                         13,483                     14,233
Minority Interests in Partnerships                            19,477                     20,241
Commitments
Stockholders' Equity:
  Preferred Stock, $1.00 par value, 50,000,000
    shares authorized; none outstanding.                        ---                        ---
  Common Stock, $1.00 par value; 100,000,000
    shares authorized; 26,733,734 and 26,633,184
    outstanding as of December 31, 1994 and 1993,
    respectively.                                             26,733                     26,633
Additional Paid-In Capital                                   305,049                    302,765
Cumulative Net Income                                        239,063                    189,086
Cumulative Dividends                                        (301,442)                  (248,611)
                                                          ------------               ------------
Total Stockholders' Equity                                   269,403                    269,873
                                                          ------------               ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $  573,826                 $  549,638
                                                          ============               ============

           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                 HEALTH CARE PROPERTY INVESTORS, INC.

                                                  CONSOLIDATED STATEMENTS OF INCOME

                                           (Amounts in thousands, except per share amounts)


                                                                               Year Ended December 31,

                                                          --------------------------------------------------------------------
                                                               1994                       1993                       1992
                                                          --------------             --------------             --------------
REVENUE

Base Rental Income                                          $   64,811                 $   60,389                 $   58,326
Additional Rental and Interest Income                           16,707                     14,698                     12,511
Interest and Other Income                                       15,042                     15,188                     10,923
Facility Operating Revenue                                       2,436                      2,274                      1,967
                                                         --------------             --------------             --------------
                                                                98,996                     92,549                     83,727
                                                         --------------             --------------             --------------
EXPENSES

Interest Expense                                                20,133                     19,728                     19,780
Depreciation/Noncash Charges                                    17,521                     17,862                     18,062
Other Expenses                                                   5,185                      5,147                      4,950
Facility Operating Expenses                                      2,595                      2,306                      1,904
                                                         --------------             --------------             --------------
                                                                45,434                     45,043                     44,696
                                                         --------------             --------------            --------------
INCOME FROM OPERATIONS                                          53,562                     47,506                     39,031
   Minority Interests                                           (3,585)                    (3,419)                    (3,316)
                                                         --------------             --------------             --------------
NET INCOME                                                  $   49,977                 $   44,087                 $   35,715
                                                         ==============             ==============            ==============

NET INCOME PER SHARE                                        $     1.87                 $     1.66                 $     1.38
                                                         ==============             ==============             ==============

WEIGHTED AVERAGE SHARES OUTSTANDING                             26,679                     26,580                     25,830
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

                                                HEALTH CARE PROPERTY INVESTORS, INC.

                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                       (Amounts in thousands)


                                              Common Stock
                                  -----------------------------------------
                                                                  Additional                                         Total
                                    Number         Par Value       Paid-In         Cumulative       Cumulative    Stockholders'
                                  Of Shares         Amount         Capital         Net Income        Dividends       Equity
                                  ----------       ---------      ----------       ----------       -----------   -------------
Balances,
 December 31, 1991                  23,122         $ 23,122       $234,313         $109,284        $(155,445)       $211,274

Issuance of Stock                    3,204            3,204         63,731                                            66,935
Exercise of Stock Options              118              118          1,469                                             1,587
Net Income                                                                           35,715                           35,715
Dividends                                                                                            (44,136)        (44,136)
                                    -------        ---------      ---------        ---------       -----------      ----------

Balances,
 December 31, 1992                  26,444           26,444        299,513          144,999         (199,581)        271,375

Issuance of Stock                       30               30            737                                               767
Exercise of Stock Options              159              159          2,515                                             2,674
Net Income                                                                           44,087                           44,087
Dividends                                                                                            (49,030)        (49,030)
                                    -------        ---------      ---------        ---------        ----------      ----------

Balances,
 December 31, 1993                  26,633           26,633        302,765          189,086         (248,611)        269,873

Issuance of Stock                       17               17            575                                               592
Exercise of Stock Options               83               83          1,709                                             1,792
Net Income                                                                           49,977                           49,977
Dividends                                                                                            (52,831)        (52,831)
                                    -------        ---------      ---------        ----------      -----------     -----------

Balances,
 December 31, 1994                  26,733         $ 26,733       $305,049         $239,063        $(301,442)       $269,403
                                    =======        =========      =========        ==========      ============     ===========


                 The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                 HEALTH CARE PROPERTY INVESTORS, INC.

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    (Dollar Amounts in thousands)


                                                                             Year Ended December 31,

                                                        --------------------------------------------------------------------
                                                             1994                      1993                       1992
                                                        --------------             --------------             --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                               $   49,977                 $   44,087                 $   35,715
Depreciation/Noncash Charges                                 17,521                     17,862                     18,062
Distributions from Partnerships in Excess
   of Income                                                    272                        438                        917
Distributions to Minority Interests in Excess
   of Income                                                   (804)                      (960)                    (1,114)
                                                    ----------------           -----------------          -----------------
FUNDS FROM OPERATIONS                                        66,966                     61,427                     53,580
Change in Other Assets/Liabilities                           (1,447)                     1,280                     (1,572)
                                                    ----------------           -----------------          -----------------
                                                             65,519                     62,707                     52,008
                                                    ----------------           -----------------          -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Cash Outflow for Real Estate Purchases                      (52,413)                   (34,195)                   (30,316)
Advances Repaid by Partnerships                                  88                     14,707                        ---
Other Investments and Loans                                  (9,058)                    (9,827)                   (38,771)
                                                    ----------------           -----------------          -----------------
                                                            (61,383)                   (29,315)                   (69,087)
                                                    ----------------           -----------------          -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase/(Decrease) in Bank Notes Payable                11,200                    (12,700)                    (3,600)
Repayment of Senior Notes                                       ---                    (60,000)                       ---
Issuance of Senior Notes Due 1998-2004                       14,914                     15,906                        ---
Convertible Subordinated Notes Due 2000                         ---                     97,500                        ---
Cash Proceeds from Issuing Common Stock                       1,709                      2,674                     66,862
Final Payments on Mortgages                                  (1,897)                    (2,864)                    (1,868)
Periodic Payments on Mortgages                               (1,257)                    (1,259)                    (1,257)
Dividends Paid                                              (52,831)                   (49,030)                   (44,136)
Other Financing Activities                                     (256)                       941                        644
                                                    ----------------           -----------------          -----------------
                                                            (28,418)                    (8,832)                    16,645
                                                    ----------------           -----------------          -----------------
NET (DECREASE)/INCREASE IN CASH AND
   SHORT-TERM INVESTMENTS                                $  (24,282)                $   24,560                 $     (434)
                                                    ================           =================          =================
ADDITIONAL CASH FLOW DISCLOSURES
Interest Paid, Net of Capitalized Interest               $   20,127                 $   19,282                 $   19,809
                                                    ================           =================          =================
Capitalized Interest                                     $      332                 $      932                 $      163
                                                    ================           =================          =================

               The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

              HEALTH CARE PROPERTY INVESTORS, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  THE COMPANY

  Health Care Property Investors, Inc. (the "Company"), a Maryland corporation, was organized in March 1985 to qualify as a real estate investment trust. The Company was organized to invest in health care related properties located throughout the United States, including long term care facilities, acute care and rehabilitation hospitals, psychiatric facilities, substance abuse recovery centers, congregate care and assisted living centers, medical office buildings and physician group practice clinics. The Company currently owns interests in 181 properties (the "Properties") located in 32 states and operated by 40 health care providers. The Properties include 139 long term care facilities, 16 congregate care and assisted living centers, six acute care hospitals, six rehabilitation hospitals, one psychiatric facility, 11 medical office buildings and two physician group practice clinics.

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

INVESTMENTS IN SUBSIDIARIES AND PARTNERSHIPS:

  The Company uses the equity method of accounting for investments in partnerships which are 50% owned. The Company consolidates the accounts of its subsidiaries and partnerships which are majority owned and controlled.

CASH AND SHORT-TERM INVESTMENTS:

  Money-market investments (which all have maturities of three months or less) are carried at cost plus accrued interest which approximates market value.

FEDERAL INCOME TAXES:

  The Company has operated at all times so as to qualify as a real estate investment trust under Sections 856 to 860 of the Internal Revenue Code of 1986. As such, the Company is not taxed on its income which is distributed to stockholders. At December 31, 1994, the tax basis of the Company's net assets and liabilities exceeds the reported amounts by approximately $14,000,000.

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

(3)   REAL ESTATE INVESTMENTS

  The Company was organized to make long-term equity-oriented investments principally in operating, income-producing health care related properties. The Company's equity investments have been structured as land and building leasebacks and are made either directly by the Company or through partnerships in which the Company is the general partner.

  Under the terms of the lease agreements, the Company earns fixed monthly base rents and may earn periodic additional rents. At December 31, 1994, minimum future rental income from 146 non-cancellable operating leases was approximately $72,000,000 in each of the next two years, $71,000,000 in 1997, $61,000,000 in 1998, $42,000,000 in 1999 and $161,000,000 in the aggregate thereafter.

  The Company has certain real estate investments that allow the Company to "put" the facilities to the Lessees at lease termination. These financing leases are classified under Loans Receivable. At December 31, 1994 minimum future interest income from six non-cancellable financing leases was approximately $3,000,000 in each of the next four years, $2,000,000 in 1999 and $2,000,000 in the aggregate thereafter.
(3)  REAL ESTATE INVESTMENTS (continued)

The following tabulation lists the Company's total real estate investments at December 31, 1994 (Dollar amounts in thousands):

                                        Number               Buildings &
                                        of                  Improvements         Total      Accumulated     Mortgage Notes
Facility Type and Location            Facilities    Land       & CIP          Investments      Depreciation       Payable
-----------------------------------------------------------------------------------------------------------------------------
LONG TERM CARE FACILITIES
California                                17         6,547       25,995            32,542            9,661               ---
Colorado                                   3         1,541        9,966            11,507            3,459               ---
Florida                                   11         6,969       33,579            40,548            6,017               ---
Indiana                                   10         2,707       34,205            36,912            7,267               ---
Kansas                                     3           788        9,906            10,694            2,571             1,636
Maryland                                   3         1,287       18,972            20,259            3,846               ---
Massachusetts                              5         1,587       16,781            18,368            6,471               ---
North Carolina                             4           582       10,790            11,372            1,515               ---
Ohio                                       6         1,125       23,835            24,960            6,883             1,049
Tennessee                                 10         1,072       36,541            37,613            7,792             1,476
Texas                                     11           896       17,839            18,735            4,998               ---
Wisconsin                                  8         1,597       20,720            22,316            5,293               ---
Others                                    25         4,359       60,482            64,841           19,246             1,027
-----------------------------------------------------------------------------------------------------------------------------
 Total Long Term Care Facilities         116        31,057      319,610           350,667           85,019             5,188
-----------------------------------------------------------------------------------------------------------------------------
ACUTE CARE HOSPITALS
Los Gatos, California                      1         3,736       17,139            20,875            5,000               ---
Slidell, Louisiana                         1         2,520       19,412            21,932            4,544               ---
Plaquemine, Louisiana                      1           770        9,721            10,491              626               ---
-----------------------------------------------------------------------------------------------------------------------------
  Total Acute Care Hospitals               3         7,026       46,272            53,298           10,170               ---
-----------------------------------------------------------------------------------------------------------------------------
CONGREGATE CARE AND
   ASSISTED LIVING CENTERS                11         4,736       32,089            36,825            2,854             1,173
-----------------------------------------------------------------------------------------------------------------------------
PSYCHIATRIC FACILITY, Georgia              1           738        3,181             3,919            1,203               ---
-----------------------------------------------------------------------------------------------------------------------------
REHABILITATION HOSPITALS
Peoria, Arizona                            1         1,565        7,050             8,615              888               ---
Little Rock, Arkansas                      1           709        9,599            10,308              978               ---
Colorado Springs, Colorado                 1           690        8,346             9,036              802               ---
Overland Park, Kansas                      1         2,316       10,719            13,035            1,438               ---
San Antonio/Dallas, Texas                  2         3,990       29,679            33,669            7,081               ---
-----------------------------------------------------------------------------------------------------------------------------
  Total Rehabilitation Hospitals           6         9,270       65,393            74,663           11,187               ---
-----------------------------------------------------------------------------------------------------------------------------
MEDICAL OFFICE BUILDINGS, primarily
   in Texas                                9         2,242       38,609            40,851            1,042               ---
-----------------------------------------------------------------------------------------------------------------------------
Physician Group Practice Clinics
Fort Smith, Arkansas                       1         3,045       18,808            21,853              ---               ---
Knoxville, Arkansas                        1           700        4,559             5,259               65             3,020
-----------------------------------------------------------------------------------------------------------------------------
  Total Physician Group Practice Clinics   2         3,745       23,367            27,112               65             3,020
-----------------------------------------------------------------------------------------------------------------------------
  TOTAL CONSOLIDATED REAL ESTATE OWNED   148        58,814      528,521           587,335          111,540             9,381
-----------------------------------------------------------------------------------------------------------------------------
Partnership Investments,
   Including All Partners' Assets         16           ---          ---            56,419              ---               ---
Financing Leases                           6           ---          ---            20,595              ---               ---
Mortgage Loans                            11           ---          ---            55,398              ---               ---
-----------------------------------------------------------------------------------------------------------------------------
  TOTAL INVESTMENT PORTFOLIO             181     $  58,814    $ 528,521         $ 718,747        $ 111,540         $   9,381
=============================================================================================================================

     Listed below are the Company's major Lessees, the investment in Properties leased to those Lessees, and the percentage of total revenue from these Lessees for the years ended December 31, 1994, 1993 and 1992.

                                                                           Percentage of Total Revenue
                                                                             Year Ended December 31,
                                         Investment at
                                        December 31, 1994                      1994   1993    1992
                                        -----------------                      ----   ----    ----
                                  (Dollar amounts in thousands)

Leased by The Hillhaven
Corporation and its
subsidiaries                                $158,422                            23%     24%    26%
                                            ========                            ===     ===    ===

Leased by Tenet Healthcare
Corporation and its
subsidiaries                                $ 46,726                             8%     14%    16%
                                            ========                            ===     ===    ===

Leases Guaranteed by
Beverly Enterprises, Inc.                   $ 56,184                            12%     12%    12%
                                            ========                            ===     ===    ===

  Certain of these facilities have been subleased or assigned to other operators.

  The Company and Tenet Healthcare Corporation (hereinafter, together with its subsidiaries "Tenet"), entered into a joint venture agreement in 1985, with equity interests of 77% and 23%, respectively, to own and leaseback 24 health care facilities. The Company and its partnerships have leased 44 additional facilities to Tenet and The Hillhaven Corporation and its subsidiaries ("Hillhaven"). In January 1994, two rehabilitation hospitals with an investment value of $33,668,000 that had been leased by Tenet were assigned to Healthsouth Corporation. These facilities constituted 5% of the Company's total revenue for the year ended December 31, 1994. All of the leases referred to in this paragraph are unconditionally guaranteed by Tenet.

COMPANY OPERATED FACILITIES:

  From time to time, the Company operates facilities as a result of Lease terminations. The operations of one such facility in 1994, 1993 and 1992, are included in the Company's consolidated financial statements under Facility Operating Revenue and Facility Operating Expenses.

(4)   INVESTMENTS IN PARTNERSHIPS

     The Company is the general partner and a 50% equity interest owner in Health Care Investors I, a partnership which holds 11 long term care facilities in Missouri, Illinois and Arkansas and leases them to Hillhaven. The partnership agreement provides for an allocation of income and expense items on percentages other than equity interests of the partners. A Director of the Company is also a limited partner in this partnership.

     The Company is the general partner and a 50% equity interest owner in five partnerships that each developed and lease a congregate care center.

     Combined summarized financial information of the partnerships follows:

                                                                     December 31,
                                                      1994                               1993
                                                --------------------------------------------------
                                                               (Amounts in thousands)

Real Estate Properties, Net                         $39,074                            $40,978
Other Assets                                          3,208                              3,975
                                                    -------                            -------
Total Assets                                        $42,282                            $44,953
                                                    =======                            =======

Notes Payable to Others                             $31,609                            $32,251
Accounts Payable                                        387                                465
Other Partners' Capital                                 644                              1,528
Investments and Advances from the Company             9,642                             10,709
                                                    -------                            -------
Total Liabilities and Partners' Capital             $42,282                            $44,953
                                                    =======                            =======
Rental Income                                       $ 7,756                            $ 7,500
                                                    =======                            =======
Net Income                                          $ 1,536                            $   717
                                                    =======                            =======
Company's Equity in Partnership Operations          $ 1,318                            $   978
Distributions to the Company                          1,590                              1,416
                                                    -------                            -------
Distributions from Partnerships in Excess
   of Income                                        $   272                            $   438
                                                    =======                            =======

(5)   LOANS RECEIVABLE

  The following is a summary of the loans receivable:

                                                                    December 31,
                                                           1994                     1993
                                                     ---------------------------------------
                                                             (Amounts in thousands)

Mortgage Loans                                            $55,398                  $47,545
Financing Leases (see note 3)                              20,595                   20,481
Equipment and Other Loans                                   3,172                    2,445
                                                          -------                  -------
Total Loans Receivable                                    $79,165                  $70,471
                                                          =======                  =======

The following is a summary of mortgage loans at December 31, 1994:

 Final         Number                                                         Initial
Payment          of                                                          Principal          Carrying
 Due          Loans                   Payment Terms                           Amount             Amount
-------------------------------------------------------------------------------------------------------------
                                                                             (Dollar amounts in thousands)

1996-2002        5            Monthly payments from $9,900 to                 $ 7,144            $ 7,070
                              $27,000 including effective interest
                              of approximately 17.57% secured by
                              five long term care facilities located
                              in California and Arizona.

  2001           2            Monthly payments from $104,000 to                31,665             27,150
                              $338,000 including interest of 11.64%
                              secured by two acute care hospitals and
                              an adjacent medical office building leased
                              and operated by Hospital Corporation of
                              America.

  2003           1            Monthly payment of $97,000 including             10,991             11,002
                              interest of 9.86% on an acute care
                              hospital operated by OrNda Health Care.

  2009           2            Monthly payments from $38,000 to $61,000         10,228             10,176
                              including interest of from 10.96% to 11.71%
                              on one medical office building and a long
                              term care facility located in California.
                ---                                                           --------           --------
Totals          10                                                            $60,028            $55,398
                ===                                                           ========           ========

  During 1994 the Company funded two mortgage loans totaling $10,228,000 which mature in 2009. Additionally, the Company foreclosed on a loan acquired in 1992 with a carrying value of approximately $640,000 and currently holds this property for sale.

  The estimated fair market value of the Company's mortgage loans at December 31, 1994 is $60,000,000, with loans receivable carried at $55,398,000. Fair market values are based on the estimates of management and on rates currently prevailing for comparable loans. At December 31, 1994, minimum future principal payments from non-cancellable mortgage loans was approximately $2,500,000 in 1995, $8,300,000 in 1996, $3,000,000 in 1997, $7,500,000 in 1998,
$3,500,000 in 1999 and $35,600,000 in the aggregate thereafter.

(6)   DEBT

SENIOR NOTES DUE 1998 TO 2004:

The following is a summary of Senior Notes outstanding at December 31, 1994:

 Year                                                                                  Prepayment
Issued                      Amount          Interest Rate          Maturity          Without Penalty
------                      ------          -------------          --------          ---------------
1988                   $ 75,000,000            9.875%                1998               1995-1998
1989                     10,000,000            10.56%                1999                  None
1990                     12,500,000         10.20-10.30%             2000               1997-2000
1991                     22,500,000          9.44-9.88%              2001               1998-2001
1993                     10,000,000             8.00%                2003               2000-2003
1993                      6,000,000          6.10-6.70%            1998-2003               None
1994                     15,000,000          8.81-9.10%            1999-2004               None
                      -------------
                       $151,000,000
Less Unamortized
 Original Issue
 Discount                  (118,000)
                      --------------
                       $150,882,000
                      ==============

  The weighted average interest rate on the Senior Notes was 9.63% and 9.69% for 1994 and 1993, respectively, and the weighted average balance of the Senior Notes borrowings was $137,500,000 and $157,000,000 during 1994 and 1993, respectively. Each of the Senior Note issues is recorded net of remaining original issue discounts which aggregate $118,000 at December 31, 1994 and $155,000 at December 31, 1993. These amounts are amortized over the term of the Notes. If held to maturity, the first required principal payments would be $80,000,000 in 1998 (see note 12), $15,000,000 in 1999 and $56,000,000 thereafter.

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

MORTGAGE NOTES PAYABLE:

  At December 31, 1994, Mortgage Notes Payable were $9,381,000 secured by 15 health care facilities with a net book value of $37,814,000. Interest rates on the mortgage notes ranged from 4.50% to 10.00%. Required principal payments on the notes range from $1,153,000 to $1,581,000 per year in the next five years and $2,784,000 in the aggregate thereafter.


BANK NOTES:

        The Company has an unsecured revolving credit line aggregating $100,000,000 with certain banks. This credit line expires on March 31, 1997 and bears an annual facility fee of 0.25%. These agreements provide for interest at the Prime Rate, the London Interbank Offered Rate plus 1/2% or at a rate negotiated with each bank at the time of borrowing. Interest rates incurred by the Company ranged from 5.00% to 6.25%, and 3.25% to 4.50%, on maximum short-term bank borrowings of $11,200,000 and $12,700,000 for 1994 and 1993, respectively. The weighted average interest rates were 5.90% and 3.62% on weighted average short-term bank borrowings of $4,216,000 and $4,448,000 for the same respective periods.

FAIR MARKET VALUE OF LONG TERM DEBT:

  The estimated fair market values at December 31, 1994 of the Company's long-term debt is $254,000,000 with amounts payable carried at $260,263,000. Fair market values are based on estimates of management and on current rates offered to the Company for debt of the same remaining maturities.

(7)   STOCKHOLDERS' EQUITY

  On April 23, 1992, the Board of Directors of Health Care Property Investors, Inc. authorized a two-for-one split of the Company's common stock.

(8)  STOCK INCENTIVE PLANS

  Under the terms of the Company's Directors' Stock Incentive Plan and the Company's Amended Stock Incentive Plan ("the Plans"), the Company has reserved for issuance up to 2,500,000 of the outstanding shares of common stock. Directors, Officers and key employees of the Company are eligible to participate in the Plans. The following is a list of stock options and awards:

                                     Stock Options                          Incentive Stock Awards
                                     -------------                          ----------------------
                           Number of Shares    Exercise Price                  Number of Shares
                           ----------------    --------------                  ----------------
Outstanding at
January 1, 1991                 385,280         $9.50-$15.14

Granted

1992                            202,400        $21.50-$22.50                      27,100
1993                            369,450        $25.53-$27.75                      30,550
1994                             69,050        $29.13-$30.16                      20,550

Cancelled-1994                  (19,800)       $12.20-$29.13                      (3,200)

Exercised

1992                            118,040         $9.50-$19.63
1993                            158,980        $12.11-$22.50
1994                             83,200        $12.11-$25.18

  The incentive stock awards ("Awards") are granted at no cost. The Awards vest and are amortized over five-year periods. The stock options become exercisable on either a one-year or a five-year schedule after the date of the grant.

  During the years ended December 31, 1994 and 1993, the Company made loans totaling $1,596,000 and $2,094,000, respectively, secured by stock in the Company for the purpose of exercising incentive stock options by Directors, Officers and key employees. The interest rates charged, based on the prevailing applicable federal rates, was 7.00% in 1994, and 5.37% to 6.88% in 1993. As of December 31, 1994, $1,752,000 in such loans included under the caption Loans Receivable were outstanding.


(9)  DIVIDENDS

  Dividend payment dates are scheduled approximately 50 days following each calendar quarter. A dividend of $0.52 per share was declared by the Board of Directors on January 13, 1995, to be paid on February 20, 1995 to stockholders of record on January 23, 1995.

  In order to qualify as a real estate investment trust, the Company must, among other requirements, distribute at least 95% of its real estate investment trust taxable income to its stockholders.

  Per share dividend payments by the Company to the stockholders were characterized in the following manner for tax purposes:

                                 1994          1993          1992

                               ---------     ---------     ---------
Ordinary Income                 $1.9800       $1.8450       $1.5100
Capital Gain Income               ----          ----          ----
Return of Capital                 ----          ----          .2150
                               ---------     ---------     ---------
Total Dividends Paid            $1.9800       $1.8450       $1.7250
                               =========     =========     =========

(10)   COMMITMENTS

  The Company has remaining outstanding commitments to acquire health care facilities and fund construction costs aggregating approximately $48,000,000.

(11)   QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                 Three Months Ended
                                        March 31          June 30          September 30          December 31
                                        --------          -------          ------------          -----------
                                                  (Amounts in thousands, except per share amounts)

1994
----
Revenue                                 $23,617           $25,389             $24,525               $25,465
Net Income                              $11,252           $13,208             $12,417               $13,100

Dividends Paid Per Share                $ .4800           $ .4900             $ .5000               $ .5100
Net Income Per Share                    $   .42           $   .50             $   .46               $   .49

1993
----
Revenue                                 $22,723           $22,654             $22,373               $24,799
Net Income                              $10,598           $10,651             $10,959               $11,879

Dividends Paid Per Share                $ .4500           $ .4575             $ .4650               $ .4725
Net Income Per Share                    $   .40           $   .40             $   .41               $   .45

(12)  SUBSEQUENT EVENTS

  On February 1 and 3, 1995 and March 8, 1995 the Company issued a total of $27,000,000 of Medium Term Notes (MTN) bearing interest from 8.81% to 9.00% and maturing between 2000 and 2015. Additionally, on February 9, 1995 the Company issued 1,725,000 shares of common stock at $29 per share for net proceeds to the Company of approximately $47,000,000. Proceeds from the MTN issuances and the issuance of common stock were used to reduce short-term debt and to retire the $75,000,000 9-7/8% Senior Unsecured Notes due 1998, which were redeemed in whole at par plus accrued interest on March 13, 1995.

                            APPENDIX I

                   TENET HEALTHCARE CORPORATION



     SET FORTH BELOW IS CERTAIN CONDENSED FINANCIAL DATA OF TENET HEALTHCARE CORPORATION ("TENET") WHICH IS TAKEN FROM TENET'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MAY 31, 1994 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "COMMISSION") UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"), AND THE TENET QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED NOVEMBER 30, 1994 AS FILED WITH THE COMMISSION.

     The information and financial data contained herein concerning Tenet was obtained and has been condensed from Tenet's public filings under the Exchange Act. The Tenet financial data presented includes only the most recent interim and fiscal year end reporting periods. The Company can make no representation as to the accuracy and completeness of Tenet's public filings but has no reason not to believe the accuracy and completeness of such filings. It should be noted that Tenet has no duty, contractual or otherwise, to advise the Company of any events which might have occurred subsequent to the date of such publicly available information which could affect the significance or accuracy of such information.

     Tenet is subject to the information filing requirements of the Exchange Act, and, in accordance therewith, is obligated to file periodic reports, proxy statements and other information with the Commission relating to its business, financial condition and other matters. Such reports, proxy statements and other information may be inspected at the offices of the Commission at 450 Fifth Street, N.W. Washington D.C., and should also be available at the following Regional Offices of the Commission: Room 1400, 75 Park Place, New York, New York 10007 and Suite 1400, Northwestern Atrium Center, 500 West Madison Street, Chicago, Illinois 60661. Such reports and other information concerning Tenet can also be inspected at the offices of the New York Stock Exchange, Inc., 20 Broad Street, Room 1102, New York, New York 10005.

                              TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

                                  CONSOLIDATED CONDENSED BALANCE SHEETS

                             (Dollar amounts in millions, except par values)


                                                                  November 30,                   May 31,
                                                                     1994                         1994
                                                                  ------------                  ---------
    A S S E T S

Cash and cash equivalents                                            $    132                   $    313
Short-term investments                                                     52                         60
Accounts and notes receivable, less
  allowance for doubtful accounts
  ($67.2 at November 30 and $77.2 at May 31)                              411                        385
Inventories of supplies, at cost                                           55                         55
Deferred income taxes                                                     304                        372
Assets held for sale                                                       26                        204
Other current assets                                                       57                         55
                                                                   ----------                    --------
       Total current assets                                             1,037                      1,444
                                                                   ----------                    --------


Long-term receivables                                                      68                         73
Investments and other assets                                              306                        309


Property, plant and equipment, at cost                                  2,623                      2,536
Less accumulated depreciation
       and amortization                                                   842                        772
                                                                   ----------                  ----------
          Net property, plant and equipment                             1,781                      1,764
                                                                   ----------                  ----------


Intangible assets, at cost
     Less accumulated amortization
     ($47 at November 30 and $54 at May 31)                               112                        107
                                                                    ----------                ----------
                                                                     $  3,304                   $  3,697
                                                                    ==========                ===========

                                            ii

                       TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED CONDENSED BALANCE SHEETS

                     (Dollar amounts in thousands, except par values)



                                                                   November 30,                May 31,
                                                                      1994                      1994
                                                                   ------------                -------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current portion of long-term debt                                  $       495              $       545
Short-term borrowings and notes                                            113                       66
Accounts payable                                                           139                      176
Employee compensation and benefits                                          83                       93
Reserves related to discontinued operations                                 76                      465
Income taxes payable                                                        22                       58
Other current liabilities                                                  204                      237
                                                                    -----------              ------------
  Total current liabilities                                              1,132                    1,640
                                                                    -----------              ------------


Long-term debt, net of current portion                                     236                      223
Other long-term liabilities and minority interests                         374                      389

Deferred income taxes                                                      126                      125

Common stock, $.075 par value; authorized 450,000,000 shares;
  185,587,666 shares issued at November 30, 1994
  and at May 31, 1994                                                       14                       14
Other shareholders equity                                                1,699                    1,588
Treasury stock, at cost, 19,226,212 shares at
  November 30, 1994 and 19,507,161 at May 31, 1994                        (278)                    (282)
                                                                    -----------              ------------
     Total stockholders' equity                                          1,435                    1,320
                                                                    -----------              ------------
                                                                    $    3,303               $    3,697
                                                                    ===========              ============

                                            iii

                               TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

                               CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                         (Amounts in millions)




                                                                      Six months ended                 Year ended
                                                                      November 30, 1994               May 31, 1994
                                                                      -----------------               ------------

Net operating revenues                                                   $    1,301                    $    2,967
                                                                      -----------------               ------------

Operating and administrative expenses                                        (1,057)                       (2,492)
Depreciation and amortization                                                   (75)                         (161)
Interest, net of capitalized portion                                            (35)                          (70)
                                                                      -----------------               ------------
Total costs and expenses                                                     (1,167)                       (2,723)
                                                                      -----------------               ------------
Investment earnings                                                              10                            28
Equity in earnings of unconsolidated affiliates                                  12                           ---
Minority interests in income of consolidated subsidiaries                        (4)                          ---
Net (loss)/gain on disposals of facilities
   and long-term investments                                                     (3)                           88
Gain on sale of subsidiary's common stock                                        32                           ---
                                                                      -----------------               ------------
Income from continuing operations before income taxes                           183                           360
Taxes on income                                                                 (73)                         (144)
                                                                      -----------------               ------------
Income from continuing operations                                               110                           216
                                                                      -----------------               ------------
Discontinued operations                                                         ---                          (701)
Cumulative effect of a change in accounting for income taxes                    ---                            60
                                                                       ----------------               ------------
Net income (loss)                                                         $      46                    $     (425)
                                                                       ----------------               ------------

                                            iv

                                      TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

                                     CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                               (Dollar amounts in thousands)

                                                                         Six Months Ended                   Year Ended
                                                                         November 30, 1994                 May 31, 1994
                                                                         -----------------                 ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES
(including changes in all operating assets and liabilities):                 $    (320)                      $     147
                                                                            ------------                   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment                                       (60)                           (185)
   Purchase of new businesses, net of cash acquired                                 (9)                             (5)
   Proceeds from sales of facilities, investments and other assets                 163                             569
   Investments in Hillhaven                                                        ---                             (63)
   Collections on notes                                                              2                             100
   Increase in intangible and other assets                                         (16)                            (24)
   Increase in notes receivable                                                     (2)                             (4)
   Equity investments in Partnerships                                              ---                             (11)
   Other items                                                                      (1)                              9
                                                                           -------------                  -------------
     Net cash provided by investing activities                                      78                             386
                                                                           -------------                  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from (payments of) unsecured lines of credit and reverse            43                            (151)
   Payments of other borrowings                                                    (73)                           (217)
   Proceeds from other borrowings                                                   86                              31
   Cash dividends paid to shareholders                                             ---                             (40)
   Proceeds from stock options exercised                                             4                             ---
   Other items                                                                       1                              16
                                                                            -------------                  -------------

   Net cash used in financing activities                                            61                            (361)
                                                                            -------------                  -------------

   Net (decrease) increase in cash and cash equivalents                           (181)                            172
   Cash and cash equivalents at beginning of year                                  313                             141
                                                                           --------------                  --------------
   Cash and cash equivalents at end of year                                  $     132                       $     313
                                                                           ==============                  ==============


                                                   v