Form 10-Q
period 1995-03-03
HEALTH CARE PROPERTY INVESTORS INC
filed 1995-05-11
CIK 765880

===========================================================================


                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

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

     AS OF MAY 11, 1995 THERE WERE 28,541,474 SHARES OF $1.00 PAR VALUE COMMON STOCK OUTSTANDING.


===========================================================================







                 HEALTH CARE PROPERTY INVESTORS, INC.

                                INDEX

                    PART I. FINANCIAL INFORMATION




                                                               PAGE NO.
                                                               --------

Item 1.     Financial Statements:

	      Consolidated Balance Sheets
	      March 31, 1995 and December 31, 1994..................

            Consolidated Statements of Income
	      Three Months Ended March 31, 1995 and 1994............

	      Consolidated Statements of Cash Flows
	      Three Months Ended March 31, 1995 and 1994............

	      Notes to Consolidated Condensed Financial
	      Statements............................................



Item 2.     Management's Discussion and Analysis of
     	      Financial Condition and Results of
            Operations........................................





                           PART II. OTHER INFORMATION

Signatures.....................................................
























                                                 HEALTH CARE PROPERTY INVESTORS, INC.

                                                     CONSOLIDATED BALANCE SHEETS

                                                             (unaudited)

                                                        (amounts in thousands)


                                                                       March 31,                 December 31,
                                                                         1995                        1994
                                                                     ------------                ------------

ASSETS

Real Estate Properties
  Buildings and Improvements                                          $  527,542                 $  522,847
  Accumulated Depreciation                                              (115,452)                  (111,540)
                                                                      ------------               ------------
                                                                         412,090                    411,307
  Construction in Progress                                                 4,956                      5,674
  Land                                                                    58,814                     58,814
                                                                      ------------               ------------
                                                                         475,860                    475,795
Investments in and Advances to Partnerships                                9,484                      9,642
Loans Receivable                                                          79,857                     79,165
Other Assets                                                               7,735                      6,296
Cash and Short-Term Investments                                            2,063                      2,928
                                                                      ------------               ------------
TOTAL ASSETS                                                          $  574,999                 $  573,826
                                                                      ============               ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Bank Notes Payable                                                    $   13,015                 $   11,200
Senior Notes due 1998-2015                                               102,992                    150,882
Convertible Subordinated Notes due 2000                                  100,000                    100,000
Mortgage Notes Payable                                                     8,755                      9,381
Accounts Payable and Accrued Expenses                                     13,034                     13,483
Minority Interests in Joint Ventures                                      19,455                     19,477
Stockholders' Equity
  Common Stock                                                            28,509                     26,733
  Additional Paid-In Capital                                             351,788                    305,049
  Cumulative Net Income                                                  252,819                    239,063
  Cumulative Dividends                                                  (315,368)                  (301,442)
                                                                      ------------               -------------
Total Stockholders' Equity                                               317,748                    269,403
                                                                      ------------               -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  574,999                 $  573,826
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

                                                HEALTH CARE PROPERTY INVESTORS, INC.

                                                  CONSOLIDATED STATEMENTS OF INCOME

                                                             (unaudited)

                                           (amounts in thousands, except per share amounts)


                                                                                              Three Months
                                                                                             Ended March 31,
                                                                                     -----------------------------------

                                                                                          1995                  1994
                                                                                      -------------        -------------

REVENUE

Base Rental Income                                                                      $   17,152           $  15,694
Additional Rental and Interest Income                                                        4,864               4,021
Interest and Other Income                                                                    3,971               3,357
Facility Operating Revenue                                                                     741                 545
                                                                                      --------------       -------------
  	                                                                                      26,728              23,617
                                                                                      --------------       -------------

EXPENSES

Interest Expense                                                                             5,346               5,020
Depreciation/Noncash Charges                                                                 4,507               4,490
Other Expenses                                                                               1,417               1,367
Facility Operating Expenses                                                                    720                 564
                                                                                      --------------       -------------
                                                                                            11,990              11,441
                                                                                      --------------       -------------
INCOME FROM OPERATIONS                                                                      14,738              12,176
Minority Interests                                                                            (982)               (924)
                                                                                      --------------       -------------
NET INCOME                                                                              $   13,756           $  11,252
                                                                                      ==============       =============

NET INCOME PER SHARE                                                                    $     0.50           $    0.42
                                                                                      ==============       =============
WEIGHTED AVERAGE SHARES OUTSTANDING                                                         27,751              26,653
                                                                                      ==============       =============


               See accompanying Notes to Consolidated Condensed Financial Statements and Management's
                     Discussion and Analysis of Financial Condition and Results of Operations.

                                                 HEALTH CARE PROPERTY INVESTORS, INC.

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             (unaudited)

                                                        (amounts in thousands)


                                                                                   Three Months
                                                                                  Ended March 31,
                                                                    -----------------------------------------

                                                                         1995                       1994
                                                                    --------------            ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                         $   13,756                $   11,252
  Real Estate Depreciation                                                3,994                     4,025
  Noncash Charges                                                           513                       465
  Joint Venture Adjustments                                                (158)                     (140)
                                                                     -------------             --------------
  Funds From Operations                                                  18,105                    15,602
  Change in Other Assets/Liabilities                                     (1,153)                      147
                                                                     -------------             --------------
                                                                         16,952                    15,749
                                                                     -------------             --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Real Estate                                             (3,977)                  (13,331)
  Advances Repaid by Partnerships                                            24                        21
  Other Investments and Loans                                              (450)                      742
                                                                     -------------             --------------
                                                                         (4,403)                  (12,568)
                                                                     -------------             --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net Increase in Bank Notes Payable                                      1,800                       ---
  Repayment of Senior Notes                                             (75,000)                      ---
  Issuance of Senior Notes Due 1998-2015                                 26,840                       ---
  Cash Proceeds from Issuing Common Stock                                47,109                       427
  Increase in Minority Interests                                             64                       ---
  Final Payments on Mortgages                                              (280)                   (1,371)
  Periodic Payments on Mortgages                                           (327)                     (266)
  Dividends Paid                                                        (13,926)                  (12,793)
  Other Financing Activities                                                306                      (362)
                                                                     -------------             --------------
                                                                        (13,414)                  (14,365)
                                                                     -------------             --------------

NET DECREASE IN CASH AND SHORT-TERM INVESTMENTS                      $     (865)               $  (11,184)
                                                                     =============             ==============



               See accompanying Notes to Consolidated Condensed Financial Statements and Management's
                     Discussion and Analysis of Financial Condition and Results of Operations.

                 HEALTH CARE PROPERTY INVESTORS, INC.

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          March 31, 1995
                           (UNAUDITED)

(1)  SIGNIFICANT ACCOUNTING POLICIES

     The unaudited financial information furnished herein, in the opinion of management reflects all adjustments that are necessary to state fairly the Company's financial position, the results of its operations and its cash flows. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the preceding fiscal year ended December 31, 1994 and that the adequacy of additional disclosures needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures that would substantially duplicate the disclosures contained in the Company's most recent annual report to security holders have been omitted. The interim financial information contained herein is not necessarily representative of a full year's operations for various reasons including acquisitions, changes in rents, interest rates and the timing of debt and equity financings. These same considerations apply to all year-to-year comparisons.

Net Income Per Share

     Net income per share is calculated by dividing net income by the weighted average common shares outstanding during the period. There were 28,509,254 shares outstanding as of March 31, 1995.

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

(2)  MAJOR LESSEES

     During the first quarter of 1995, the following approximate percentages of the Company's revenue were received from subsidiaries of: Tenet Healthcare Corporation("Tenet"), formerly National Medical Enterprises, Inc. - 8%; The Hillhaven Corporation ("Hillhaven") - 22%; and Healthsouth Corporation ("Healthsouth") - 5%. All of the leases with subsidiaries of Tenet, Hillhaven and Healthsouth are unconditionally guaranteed by Tenet. In addition, 11% of the Company's revenue was received from leases guaranteed by Beverly Enterprises, Inc.

     For the quarter ended March 31, 1995, 3% and 6% of the Company's revenue were received from leases guaranteed by Horizon Healthcare Corporation ("Horizon") and Continental Medical Systems, Inc. ("CMS"), respectively. In March 1995, Horizon and CMS announced the planned merger of their companies.





(3)  STOCKHOLDERS' EQUITY

     The following tabulation is a summary of the activity for the Stockholders' Equity account for the three months ended March 31, 1995 (amounts in thousands):

                                 Common Stock
                              ------------------
	                                           Par   Additional                                   Total
                     			       Number of   Value    Paid In     Cumulative   Cumulative	   Stockholders'
                              	 Shares     Amount   Capital     Net Income    Dividends	      Equity
  	                         		-----------------------------------------------------------------------------
Balance, December 31, 1994       26,733   $26,733   $305,049     $239,063     ($301,442)       $269,403
Issuance of Stock, Net            1,772     1,772     46,671                                     48,443
Exercise of Stock Options             4         4         68                                         72
Net Income                                                         13,756                        13,756
Dividends Paid                                                                  (13,926)        (13,926)
                             	-----------------------------------------------------------------------------
Balance, March 31, 1995        	 28,509   $28,509   $351,788     $252,819     ($315,368)       $317,748
                              =============================================================================

(4)  COMMITMENTS

     The Company has remaining outstanding commitments to fund construction costs and acquire health care facilities aggregating approximately $37,000,000.

(5)  SUBSEQUENT EVENTS

     On April 20, 1995 the Board of Directors declared a quarterly dividend of $0.53 per share payable on May 19, 1995, to stockholders of record on the close of business on May 3, 1995.

     On April 20, 1995 the Company announced the sale of ten leased facilities to Beverly Enterprises, Inc. for $43,000,000 resulting in a gain of $24,000,000. Under the terms of the sale, the Company received net cash proceeds of $8,000,000 and is providing a 15 year mortgage of $35,000,000. As part of this transaction, Beverly renewed existing leases on five other facilities for an additional five year period, extending those leases until 2003. With this transaction, the Company increased the average duration of the investments on 26 facilities now leased to or mortgaged by Beverly from approximately three and one half years to over nine years.


                    HEALTH CARE PROPERTY INVESTORS, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS


GENERAL

     The Company is in the business of acquiring health care facilities that it leases on a long-term basis to health care providers. On a more limited basis, the Company has provided mortgage financing on health care facilities. As of March 31, 1995, the Company's portfolio of properties, including equity investments, consisted of 183 facilities that are located in 32 states.
These facilities are comprised of 140 long-term care facilities, 16 congregate care and assisted living facilities, 12 medical office buildings, six acute care hospitals, six rehabilitation facilities, two physician group practice clinics and one psychiatric care facility. The gross acquisition price of the properties, which includes partnership acquisitions, was approximately $725,000,000 at March 31, 1995.

     During the quarter ended March 31, 1995, the Company expended approximately $4,000,000 on investments in health care facilities. As of March 31, 1995, the Company had commitments to purchase and construct health care facilities totaling $37,000,000 which are expected to be funded during 1995 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed acquisitions through the sale of common stock, the issuance of long-term debt, the assumption of mortgage debt, the use of short-term bank lines and through internally generated cash flow. Facilities under construction are generally financed by means of cash on hand or short-term borrowings under the Company's existing bank lines. In the future, the Company may use its Medium-Term Note program to finance a portion of the costs of construction. At the completion of construction and commencement of the lease, short-term borrowings used in the construction phase are generally refinanced with new long-term debt or equity offerings.

     On February 9, 1995 the Company issued 1,725,000 shares of Common Stock at $29 per share with net proceeds of approximately $47,400,000. In February and March, the Company also issued a total of $27,000,000 of Medium-Term Notes (MTNs) bearing interest from 8.81% to 9.00% and maturing between 2000 and 2015. On March 13, 1995 the proceeds from the issuance of the stock and MTNs were used to retire $75,000,000 9-7/8% Senior Unsecured Notes due 1998 without penalty at par plus accrued interest. The new financings resulted in lowering the Company's leverage and will favorably impact the Company's future earnings and fixed charge coverage ratios. At March 31, 1995, Stockholders Equity in the Company totaled $317,748,000 and the Debt to Stockholders Equity ratio was 0.71.

     At March 31, 1995, the Company had approximately $102,000,000 available under its shelf registration statement for future issuance of capital from time to time in accordance with then existing market conditions; in addition, there was $87,000,000 unused on its $100,000,000 revolving line of credit. This line of credit with a group of seven domestic and international banks expires on March 31, 1998. The Company's Senior and Convertible Subordinated Notes have been rated investment grade by debt rating agencies since 1986. Current ratings are as follows:

                          Moody's      Standard & Poor's      Duff & Phelps
                          -------      -----------------      -------------
Senior Notes               Baa1               BBB+                 A-
Convertible
   Subordinated Notes      Baa2               BBB                  BBB+

     Since inception in May 1985, the Company has recorded approximately $385,228,000 in cumulative Funds From Operations. Of this amount, a total of $315,368,000 has been distributed to stockholders as dividends. The balance of $69,860,000 has been retained, and is an additional source of capital for the Company.

     The first quarter 1995 dividend of $0.52 per share or $13,926,000 in the aggregate was paid on February 21, 1995. Total dividends paid during the three months ended March 31, 1995 as a percentage of Funds From Operations for the corresponding period was 77%.

     Management believes that the Company's liquidity and sources of capital are adequate to finance its operations as well as its future investments in additional facilities.

RESULTS OF OPERATIONS

     Net Income for the three months ended March 31, 1995 totaled $13,756,000 or $0.50 per share, on revenues of $26,728,000 compared to Net Income of $11,252,000 or $0.42 per share, on revenues of $23,617,000 for the corresponding quarter in 1994. Funds From Operations for the three months ended March 31, 1995, increased to $18,105,000, compared with $15,602,000 for the corresponding period in the prior year.

     Earnings and Funds From Operations were significantly higher than a year ago due to increases in rental and interest income. Increases in base rental income and interest income were generated from new investments, including the $73,000,000 invested in new facilities during 1994. The increase in additional rental and interest income from $4,021,000 in the first quarter of 1994 to $4,864,000 in the corresponding quarter of 1995 was attributable to revenue growth at many of the Company's facilities and from interest income increases on other investments. Interest expense was higher due to the increase in average borrowings as a result of the issuance of approximately $42,000,000 of Senior Notes issued from the Medium Term Note program between November 1994 and March 1995. Subsequent quarters should benefit from the prepayment of the 9-7/8% Senior Notes as discussed under Liquidity and Capital Resources.

                         PART II. OTHER INFORMATION


Items 1. through 6.  Not applicable
- -------------------

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 11, 1995                   HEALTH CARE PROPERTY INVESTORS, INC.
                                                 (REGISTRANT)








                                            /S/     James G. Reynolds
                                           ------------------------------
                                           James G. Reynolds
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)




                                            /S/      Devasis Ghose
                                           ------------------------------
                                           Devasis Ghose
                                           Senior Vice President-Finance
                                           and Treasurer
                                           (Principal Accounting Officer)