Form 10-Q/A
period 1995-03-31
HEALTH CARE PROPERTY INVESTORS INC
filed 1995-05-16
CIK 765880

===========================================================================


                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-Q/A
                        (Amendment No. 1)

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


==========================================================================

     The purpose of this amendment is to add the Financial Data Schedule that was inadvertently omitted from the original filing

PART II. OTHER INFORMATION


Items 1. through 5.  Not applicable
- -------------------

Item 6.    Exhibits
- -------

   Ex-27   Financial Data Schedule


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 15, 1995                   HEALTH CARE PROPERTY INVESTORS, INC.
                                                 (REGISTRANT)








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