Form 10-Q
period 1995-06-30
HEALTH CARE PROPERTY INVESTORS INC
filed 1995-07-27
CIK 765880

===========================================================================


                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

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

     AS OF JULY 27, 1995 THERE WERE 28,543,874 SHARES OF $1.00 PAR VALUE COMMON STOCK OUTSTANDING.


===========================================================================







                 HEALTH CARE PROPERTY INVESTORS, INC.

                                INDEX

                    PART I. FINANCIAL INFORMATION






Item 1.     Financial Statements:

               Consolidated Balance Sheets
               June 30, 1995 and December 31, 1994

               Consolidated Statements of Income
               Six Months and Three Months Ended June 30, 1995 and 1994

               Consolidated Statements of Cash Flows
               Six Months Ended June 30, 1995 and 1994

               Notes to Consolidated Condensed Financial Statements



Item   2.      Management's Discussion and Analysis of
               Financial Condition and Results of Operations






                           PART II. OTHER INFORMATION

Signatures

                                         HEALTH CARE PROPERTY INVESTORS, INC.

                                              CONSOLIDATED BALANCE SHEETS

                                                       (unaudited)

                                                  (amounts in thousands)


                                                                       June 30,                 December 31,
                                                                         1995                        1994
                                                                     ------------                ------------

ASSETS

Real Estate Properties
  Buildings and Improvements                                          $  520,892                 $  522,847
  Accumulated Depreciation                                              (114,659)                  (111,540)
                                                                      ------------               ------------
                                                                         406,233                    411,307
  Construction in Progress                                                 7,816                      5,674
  Land                                                                    56,047                     58,814
                                                                      ------------               ------------
                                                                         470,096                    475,795
Investments in and Advances to Partnerships                                9,397                      9,642
Loans Receivable                                                         115,969                     79,165
Other Assets                                                               9,259                      6,296
Cash and Short-Term Investments                                            2,455                      2,928
                                                                      ------------               ------------
TOTAL ASSETS                                                          $  607,176                 $  573,826
                                                                      ============               ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Bank Notes Payable                                                    $   10,100                 $   11,200
Senior Notes due 1998-2015                                               112,993                    150,882
Convertible Subordinated Notes due 2000                                  100,000                    100,000
Mortgage Notes Payable                                                    14,030                      9,381
Accounts Payable and Accrued Expenses                                      9,334                     13,483
Minority Interests in Partnerships                                        19,219                     19,477
Stockholders' Equity
  Common Stock                                                            28,544                     26,733
  Additional Paid-In Capital                                             352,766                    305,049
  Cumulative Net Income                                                  290,685                    239,063
  Cumulative Dividends                                                  (330,495)                  (301,442)
                                                                      ------------               -------------
Total Stockholders' Equity                                               341,500                    269,403
                                                                      ------------               -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  607,176                 $  573,826
                                                                      ============               =============

               See accompanying Notes to Consolidated Condensed Financial Statements and Management's
                     Discussion and Analysis of Financial Condition and Results of Operations.

                                                 HEALTH CARE PROPERTY INVESTORS, INC.

                                                  CONSOLIDATED STATEMENTS OF INCOME

                                                             (unaudited)

                                           (amounts in thousands, except per share amounts)


                                                        Three Months                              Six Months
                                                       Ended June 30,                           Ended June 30,
                                           -----------------------------------      -----------------------------------
                                                 1995                 1994                1995                1994
                                           --------------        -------------       -------------        -------------

REVENUE

Base Rental Income                            $   16,674           $   16,179           $   33,826           $  31,873
Additional Rental and Interest Income              4,839                4,209                9,703               8,230
Interest and Other Income                          4,398                4,437                8,369               7,794
Facility Operating Revenues                          ---                  564                  741               1,109
                                           ---------------        -------------       --------------       -------------
                                                  25,911               25,389               52,639              49,006
                                           ---------------        --------------      --------------       --------------

EXPENSE

Interest Expense                                   4,128                5,008                9,474              10,028
Depreciation/Noncash Charges                       4,872                4,373                9,379               8,863
Other Expenses                                     1,630                1,243                3,047               2,610
Facility Operating Expenses                          ---                  620                  720               1,184
                                             ---------------       ---------------       ------------        -----------
                                                  10,630               11,244               22,620              22,685
                                             ---------------       ---------------       ------------        ------------
INCOME FROM OPERATIONS                            15,281               14,145               30,019              26,321
  Minority Interests                                (965)                (937)              (1,947)             (1,861)
  Gain on Sale of Real Estate Properties          23,550                  ---               23,550                 ---
                                             ---------------       ---------------       ------------        ------------
NET INCOME                                    $   37,866           $   13,208            $  51,622           $  24,460
                                             ===============       ===============       =============       ============

NET INCOME PER SHARE                          $     1.33           $     0.50            $    1.83           $    0.92
                                              ==============       ===============       =============       ============
WEIGHTED AVERAGE SHARES OUTSTANDING               28,532               26,670               28,143              26,661
                                              ==============       ===============       =============       ============


               See accompanying Notes to Consolidated Condensed Financial Statements and Management's
                     Discussion and Analysis of Financial Condition and Results of Operations.


                                                 HEALTH CARE PROPERTY INVESTORS, INC.

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             (unaudited)

                                                        (amounts in thousands)


                                                                                    Six Months
                                                                                   Ended June 30,
                                                                    -----------------------------------------

                                                                         1995                       1994
                                                                    --------------            ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                         $   51,622                $   24,460
  Real Estate Depreciation                                                8,088                     7,941
  Noncash Charges                                                         1,291                       922
  Partnership Adjustments                                                  (269)                     (256)
  Gain on Sale of Real Estate Properties                                (23,550)                      ---
                                                                     -------------             --------------
  Funds From Operations                                                  37,182                    33,067
  Change in Other Assets/Liabilities                                     (5,295)                   (1,476)
                                                                     -------------             --------------
                                                                         31,887                    31,591
                                                                     -------------             --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Real Estate, Net                                       (18,123)                  (16,325)
  Proceeds from Sale of Real Estate Properties                            8,387                       ---
  Advances Repaid by Partnerships                                           ---                        43
  Other Investments and Loans                                               256                    (5,071)
                                                                     -------------             --------------
                                                                         (9,480)                  (21,353)
                                                                     -------------             --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net Decrease in Bank Notes Payable                                     (1,100)                      ---
  Repayment of Senior Notes                                             (75,000)                      ---
  Issuance of Senior Notes Due 1998-2015                                 36,715                       ---
  Cash Proceeds from Issuing Common Stock                                47,109                       426
  Increase in Minority Interests                                             64                       ---
  Final Payments on Mortgages                                              (637)                   (1,371)
  Periodic Payments on Mortgages                                           (543)                     (578)
  Dividends Paid                                                        (29,053)                  (25,861)
  Other Financing Activities                                               (435)                     (492)
                                                                     -------------             --------------
                                                                        (22,880)                  (27,876)
                                                                     -------------             --------------

NET DECREASE IN CASH AND SHORT-TERM INVESTMENTS                      $     (473)               $  (17,638)
                                                                     =============             ==============


               See accompanying Notes to Consolidated Condensed Financial Statements and Management's
                     Discussion and Analysis of Financial Condition and Results of Operations

                 HEALTH CARE PROPERTY INVESTORS, INC.

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          June 30, 1995
                           (UNAUDITED)

(1)  SIGNIFICANT ACCOUNTING POLICIES

     The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments that are necessary to state fairly the Company's financial position, the results of its operations and its cash flows. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the preceding fiscal year ended December 31, 1994 and that the adequacy of additional disclosures needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures that would substantially duplicate the disclosures contained in the Company's most recent annual report to security holders have been omitted. The interim financial information contained herein is not necessarily representative of a full year's operations for various reasons including acquisitions, changes in rents, interest rates and the timing of debt and equity financings.
These same considerations apply to all year-to-year comparisons.

Net Income Per Share

     Net income per share is calculated by dividing net income by the weighted average common shares outstanding during the period. There were 28,543,874 shares outstanding as of June 30, 1995.

Funds From Operations

     Funds From Operations is defined as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships. Adjustments for unconsolidated partnerships are calculated to reflect Funds From Operations on the same basis. Funds From Operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income.

(2)  MAJOR LESSEES

     During the second quarter of 1995, the following approximate percentages of the Company's revenue were received from subsidiaries of:
Tenet Healthcare Corporation ("Tenet"), formerly National Medical Enterprises, Inc. - 8%; The Hillhaven Corporation ("Hillhaven") - 22%; and Healthsouth Corporation ("Healthsouth") - 6%. All of the leases with subsidiaries of Tenet and Hillhaven and leases representing approximately 5% of the revenue received from Healthsouth are unconditionally guaranteed by Tenet. In addition, 11% of the Company's revenue was received from leases and loans guaranteed by Beverly Enterprises, Inc.

     For the quarter ended June 30, 1995, 4% and 6% of the Company's revenue were received from leases guaranteed by Horizon Healthcare Corporation ("Horizon") and Continental Medical Systems, Inc. ("CMS"), respectively. In July 1995, Horizon and CMS merged.

(3)  STOCKHOLDERS' EQUITY

     The following tabulation is a summary of the activity for the Stockholders' Equity account for the six months ended June 30, 1995 (amounts in thousands):

                            Common Stock
                         ------------------
                                       Par   Additional                                   Total
                          Number of   Value    Paid In     Cumulative   Cumulative	   Stockholders'
                           Shares     Amount   Capital     Net Income    Dividends	      Equity
                         -----------------------------------------------------------------------------
Balance, December 31, 1994   26,733   $26,733   $305,049     $239,063     ($301,442)       $269,403
Issuance of Stock, Net        1,805     1,805     47,613                                     49,418
Exercise of Stock Options         6         6        104                                        110
Net Income                                                     51,622                        51,622
Dividends Paid                                                              (29,053)        (29,053)
                         -----------------------------------------------------------------------------
Balance, June 30, 1995       28,544   $28,544   $352,766     $290,685     ($330,495)       $341,500
                         ============================================================================


(4)  COMMITMENTS

     The Company has remaining outstanding commitments to fund construction costs, acquire health care facilities and provide mortgages on health care facilities aggregating approximately $70,000,000.

(5)  SUBSEQUENT EVENTS

     On July 20, 1995 the Board of Directors declared a quarterly dividend of $0.54 per share payable on August 18, 1995, to stockholders of record on the close of business on August 3, 1995.


                    HEALTH CARE PROPERTY INVESTORS, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

GENERAL

     The Company is in the business of acquiring health care facilities that it leases on a long-term basis to health care providers. On a more limited basis, the Company has provided mortgage financing for health care facilities. As of June 30, 1995, the Company's portfolio of properties, including equity investments, consists of 187 facilities that are located in 32 states. The portfolio is comprised of 144 long term care facilities, 16 congregate care and assisted living facilities, 12 medical office buildings, six acute care hospitals, six rehabilitation facilities, two physician group practice clinics and one psychiatric care facility. The gross acquisition price of the properties, including partnership acquisitions, is approximately $754,000,000 at June 30, 1995.

     During the quarter ended June 30, 1995, the Company expended approximately $20,000,000 on investments in health care facilities. As of June 30, 1995, the Company had commitments of approximately $70,000,000 to purchase, construct and provide mortgages on health care facilities. These commitments are expected to be funded during 1995 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed acquisitions through the sale of common stock, the issuance of long-term debt, the assumption of limited amounts of mortgage debt, the use of short-term bank lines and through internally generated cash flow. Facilities under construction are generally financed by means of cash on hand or short-term borrowings under the Company's existing bank lines. In the future, the Company may use its Medium-Term Note program to finance a portion of the costs of construction. At the completion of construction and commencement of the lease, short-term borrowings used in the construction phase are generally refinanced with new long-term debt or equity.

     On February 9, 1995 the Company issued 1,725,000 shares of Common Stock at $29 per share with net proceeds of approximately $47,400,000. In February and March, the Company issued a total of $27,000,000 of Medium-Term Notes (MTNs) bearing interest from 8.81% to 9.00% and maturing between 2000 and 2015. On March 13, 1995 the proceeds from the issuance of the stock and MTNs were used to retire $75,000,000 9-7/8% Senior Unsecured Notes due 1998 without penalty at par plus accrued interest. In June 1995, the Company issued $10,000,000 of MTNs bearing interest at 7.55% and maturing in 2005. The new financings resulted in lowering the Company's leverage which will favorably impact the Company's future earnings and fixed charge coverage ratios. At June 30, 1995, Stockholders Equity in the Company totaled $341,500,000 and the Debt to Stockholders Equity ratio was 0.69. For the six months ended June 30, 1995, Funds From Operations covered Interest Expense 4.9 to 1.

     At June 30, 1995, the Company had approximately $92,000,000 available under its shelf registration statement for future issuance of capital from time to time in accordance with then existing market conditions; in addition, there was approximately $90,000,000 unused on its $100,000,000 revolving line of credit. This line of credit with a group of seven domestic and international banks expires on March 31, 1998. The Company's Senior and Convertible Subordinated Notes have been rated investment grade by debt rating agencies since 1986.

Current ratings are as follows:

                          Moody's      Standard & Poor's      Duff & Phelps
                          -------      -----------------      -------------
Senior Notes               Baa1               BBB+                 A-
Convertible
Subordinated Notes         Baa2               BBB                  BBB+

     Since inception in May 1985, the Company has recorded approximately $404,305,000 in cumulative Funds From Operations. Of this amount, a total of $330,495,000 has been distributed to stockholders as dividends. The balance of $73,810,000 has been retained as an additional source of capital for the Company.

     The second quarter 1995 dividend of $0.53 per share or $15,127,000 in the aggregate was paid on May 19, 1995. Total dividends paid during the three months ended June 30, 1995 as a percentage of Funds From Operations for the corresponding period was 79%.

      Management believes that the Company's liquidity and sources of capital are adequate to finance its operations as well as its future investments in additional facilities.


RESULTS OF OPERATIONS

     Net Income for the three months ended June 30, 1995 was $37,866,000, or $1.33 per share. These results were favorably impacted by the gain of $23,550,000, or $0.83 per share, resulting from the sale of certain leased properties in April 1995. Excluding this gain, Net Income totaled
$14,316,000, or $0.50 per share, on revenue of $25,911,000 compared to Net Income of $13,208,000, or $0.50 per share, on revenue of $25,389,000 for the corresponding quarter in 1994. On a year-to-date basis, Net Income before the Gain on Sale of Real Estate Properties was $28,072,000, or $1.00 per share, compared to $24,460,000 or $0.92 per share for the six months ended
June 30, 1994. Fund From Operations for the three and six months ended June 30, 1995 were $19,077,000 and $37,182,000, respectively, compared with $17,465,000 and $33,067,000 for the corresponding periods in the prior fiscal year.

     Earnings and Funds From Operations were significantly higher than a year ago due to increases in rental and interest income. Increases in base rental income and interest income were generated from new investments, including the $73,000,000 invested in new facilities during 1994. The increase in additional rental and interest income from $8,230,000 in the first six months of 1994 to $9,703,000 in the corresponding period of 1995 was attributable to revenue growth at many of the Company's facilities and from interest income increases on other investments. The decrease in interest expense reflects the benefit of the retirement of the $75,000,000 9-7/8% Senior Unsecured Notes in the first quarter of 1995. This reduction in interest expense is offset by the interest charges on the issuance of approximately $52,000,000 of Senior Notes under the Medium-Term Note program between November 1994 and June 1995.

     In April 1995 the Company sold ten leased facilities to Beverly Enterprises, Inc. for $43,450,000 resulting in a gain of $23,550,000. Under the terms of the sale, the Company received net cash proceeds of $8,387,000 and is providing a 15 year mortgage to Beverly of $34,760,000. These new Beverly mortgage investments have changed the character of the returns on these assets from rental income to interest income. The second quarter benefited by the receipt of the final installment of additional rental income attributable to these sold properties. Additionally, the Company sold the Michigan facility that it had operated for the past three years.
No gain or loss was recognized on this sale.



                          PART II. OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------

     The Company held its annual stockholders meeting on April 20, 1995. The following matters were voted upon at the meeting:


1.     ELECTION OF DIRECTORS
       ---------------------                              VOTES CAST
                                                          ----------
                                                                  AGAINST OR
       NAME OF DIRECTOR ELECTED                     FOR            WITHHELD
       ------------------------                  ----------       ----------
          Paul V. Colony                         29,944,841        147,131
          Peter L. Rhein                         24,962,187        129,785


       NAME OF EACH OTHER DIRECTOR
       WHOSE TERM OF OFFICE AS DIRECTOR
       CONTINUED AFTER THE MEETING
       --------------------------------
          Robert R. Fanning, Jr.
          Michael D. McKee
          Orville E. Melby
          Harold M. Messmer, Jr.
          Kenneth B. Roath

                                                                  AGAINST OR
2.     RATIFICATION OF ARTHUR ANDERSEN LLP          FOR            WITHHELD
       AS THE COMPANY'S INDEPENDENT              ----------       ----------
       ACCOUNTANTS FOR THE FISCAL YEAR           24,960,252        131,720
       ENDING DECEMBER 31, 1995
       -----------------------------------


     There were no broker nonvotes with regard to the matters voted upon at the meeting.

Item 6.              Exhibits
- -------

     EX-3.(ii)   Amended and Restated By-Laws of the Company

     EX-27       Financial Data Schedule




                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: July 27, 1995                   HEALTH CARE PROPERTY INVESTORS, INC.
                                                 (REGISTRANT)








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