Form 10-Q
period 1995-09-30
HEALTH CARE PROPERTY INVESTORS INC
filed 1995-11-14
CIK 765880

===========================================================================


                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

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

     AS OF NOVEMBER 14, 1995 THERE WERE 28,546,174 SHARES OF $1.00 PAR VALUE COMMON STOCK OUTSTANDING.


===========================================================================







                 HEALTH CARE PROPERTY INVESTORS, INC.

                                INDEX

                    PART I. FINANCIAL INFORMATION






Item 1. Financial Statements:

          Consolidated Balance Sheets
          September 30, 1995 and December 31, 1994

          Consolidated Statements of Income
          Nine Months and Three Months Ended September 30, 1995 and 1994

          Consolidated Statements of Cash Flows
          Nine Months Ended September 30, 1995 and 1994

          Notes to Consolidated Condensed Financial Statements



Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations






                     PART II. OTHER INFORMATION

Signatures














                                         HEALTH CARE PROPERTY INVESTORS, INC.

                                              CONSOLIDATED BALANCE SHEETS

                                                       (unaudited)

                                                  (amounts in thousands)


                                                                     September 30,              December 31,
                                                                         1995                        1994
                                                                     ------------                ------------

ASSETS

Real Estate Properties
  Buildings and Improvements                                          $  534,774                 $  522,847
  Accumulated Depreciation                                              (118,917)                  (111,540)
                                                                      ------------               ------------
                                                                         415,857                    411,307
  Construction in Progress                                                11,024                      5,674
  Land                                                                    58,974                     58,814
                                                                      ------------               ------------
                                                                         485,855                    475,795
Investments in and Advances to Partnerships                                9,324                      9,642
Loans Receivable                                                         133,917                     79,165
Other Assets                                                               7,863                      6,296
Cash and Cash Equivalents                                                  2,070                      2,928
                                                                      ------------               ------------
TOTAL ASSETS                                                          $  639,029                 $  573,826
                                                                      ============               ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Bank Notes Payable                                                    $   21,000                 $   11,200
Senior Notes due 1998-2015                                               130,493                    150,882
Convertible Subordinated Notes due 2000                                  100,000                    100,000
Mortgage Notes Payable                                                    13,716                      9,381
Accounts Payable and Accrued Expenses                                     14,114                     13,483
Minority Interests in Partnerships                                        18,946                     19,477
Stockholders' Equity
  Common Stock                                                            28,546                     26,733
  Additional Paid-In Capital                                             352,794                    305,049
  Cumulative Net Income                                                  305,329                    239,063
  Cumulative Dividends                                                  (345,909)                  (301,442)
                                                                      ------------               -------------
Total Stockholders' Equity                                               340,760                    269,403
                                                                      ------------               -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  639,029                 $  573,826
                                                                      ============               =============


               See accompanying Notes to Consolidated Condensed Financial Statements and Management's
                     Discussion and Analysis of Financial Condition and Results of Operations.

                                                 HEALTH CARE PROPERTY INVESTORS, INC.

                                                  CONSOLIDATED STATEMENTS OF INCOME

                                                             (unaudited)

                                           (amounts in thousands, except per share amounts)


                                                        Three Months                             Nine Months
                                                    Ended September 30,                       Ended September 30,
                                             ---------------------------------        ----------------------------------

                                                 1995                 1994                1995                  1994
                                             ------------        -------------        -------------        -------------

REVENUE

Base Rental Income                           $    17,028           $   16,365           $   50,854           $  48,238
Additional Rental and Interest Income              4,356                4,003               14,059              12,233
Interest and Other Income                          4,890                3,547               13,259              11,341
Facility Operating Revenues                          ---                  610                  741               1,719
                                             -------------        -------------       --------------       -------------
                                                  26,274               24,525               78,913              73,531
                                             -------------        -------------       --------------       -------------

EXPENSE

Interest Expense                                   4,643                5,030               14,117              15,058
Depreciation/Noncash Charges                       4,822                4,427               14,201              13,290
Other Expenses                                     1,279                1,177                4,326               3,787
Facility Operating Expenses                          ---                  621                  720               1,805
                                             -------------        -------------         ------------        ------------
                                                  10,744               11,255               33,364              33,940
                                             -------------        -------------         ------------        ------------
INCOME FROM OPERATIONS                            15,530               13,270               45,549              39,591
  Minority Interests                                (886)                (853)              (2,833)             (2,714)
  Gain on Sale of Real Estate Properties             ---                  ---               23,550                 ---
                                             -------------        -------------         ------------        -----------
NET INCOME                                    $   14,644           $   12,417            $  66,266           $  36,877
                                             =============        =============         ============        ===========

NET INCOME PER SHARE                          $     0.51           $     0.46            $    2.34           $    1.38
                                             =============        =============         ============        ===========

WEIGHTED AVERAGE SHARES OUTSTANDING               28,544               26,672               28,279              26,665
                                             =============        =============         ============        ===========


               See accompanying Notes to Consolidated Condensed Financial Statements and Management's
                     Discussion and Analysis of Financial Condition and Results of Operations.


                                                 HEALTH CARE PROPERTY INVESTORS, INC.

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             (unaudited)

                                                        (amounts in thousands)

                                                                                    Nine Months
                                                                                Ended September 30,
                                                                    -----------------------------------------


                                                                         1995                       1994

                                                                    --------------            ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                         $   66,266                $   36,877
  Real Estate Depreciation                                               12,328                    11,890
  Noncash Charges                                                         1,873                     1,400
  Partnership Adjustments                                                  (376)                     (396)
  Gain on Sale of Real Estate Properties                                (23,550)                      ---
                                                                     -------------             --------------
  Funds From Operations                                                  56,541                    49,771
  Change in Other Assets/Liabilities                                       (133)                     (843)
                                                                     -------------             --------------
                                                                         56,408                    48,928
                                                                     -------------             --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Real Estate Properties, Net                            (38,140)                  (25,856)
  Proceeds from Sale of Real Estate Properties                            8,387                       ---
  Advances Repaid by Partnerships                                           ---                        64
  Other Investments and Loans                                           (17,500)                   (8,214)
                                                                     -------------             --------------
                                                                        (47,253)                  (34,006)
                                                                     -------------             --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net Increase in Bank Notes Payable                                      9,800                     2,000
  Repayment of Senior Notes                                             (75,000)                      ---
  Issuance of Senior Notes Due 2000-2015, Net                            54,107                       ---
  Cash Proceeds from Issuing Common Stock                                47,109                       412
  Contribution from Minority Interests                                       64                        67
  Final Payments on Mortgages                                              (637)                   (1,665)
  Periodic Payments on Mortgages                                           (844)                     (879)
  Dividends Paid                                                        (44,467)                  (39,197)
  Other Financing Activities                                               (145)                     (237)
                                                                     -------------             --------------
                                                                        (10,013)                  (39,499)
                                                                     -------------             --------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                            $     (858)               $  (24,577)
                                                                     =============             ==============

               See accompanying Notes to Consolidated Condensed Financial Statements and Management's
                     Discussion and Analysis of Financial Condition and Results of Operations.

                 HEALTH CARE PROPERTY INVESTORS, INC.

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          September 30, 1995
                             (UNAUDITED)

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

Net Income Per Share

     Net income per share is calculated by dividing net income by the weighted average common shares outstanding during the period. There were 28,546,174 shares outstanding as of September 30, 1995.

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

(2)  MAJOR LESSEES

     On September 28, 1995 The Hillhaven Corporation and Vencor, Inc. ("Vencor") completed the merger of the corporations with Vencor as the surviving entity.

     During the third quarter of 1995, the following approximate percentages of the Company's revenue were received from subsidiaries of: Tenet Healthcare Corporation ("Tenet"), formerly National Medical Enterprises, Inc. - 8%; Vencor - 22%; and from HealthSouth Corporation ("HealthSouth") - 6%. All of the leases with subsidiaries of Tenet and Vencor, and certain leases with HealthSouth are unconditionally guaranteed by Tenet. In addition, 11% of the Company's revenue was received from leases and loans guaranteed by Beverly Enterprises, Inc.

     The merger of two of the Company's lessees, Horizon Healthcare Corporation and Continental Medical Systems, Inc., in July 1995 created Horizon/CMS Healthcare Corporation ("Horizon"). For the quarter ended September 30, 1995, 10% of the Company's revenue was generated from leases guaranteed by Horizon.

(3)  STOCKHOLDERS' EQUITY

     The following tabulation is a summary of the activity for the Stockholders' Equity account for the nine months ended September 30, 1995 (amounts in thousands):

                              Common Stock
                           ------------------
                                         Par    Additional                                   Total
                            Number of   Value     Paid In     Cumulative   Cumulative       Stockholders'
                             Shares     Amount    Capital     Net Income    Dividends                    Equity
                           -----------------------------------------------------------------------------
Balance, December 31, 1994     26,733   $26,733   $305,049     $239,063     ($301,442)       $269,403
Issuance of Stock, Net          1,805     1,805     47,613                                     49,418
Exercise of Stock Options           8         8        132                                        140
Net Income                                                       66,266                        66,266
Dividends Paid                                                                (44,467)        (44,467)
                           -----------------------------------------------------------------------------
Balance, September 30, 1995    28,546   $28,546   $352,794     $305,329     ($345,909)       $340,760
                           =============================================================================

(4)  COMMITMENTS AND CONTINGENCIES

     As of September 30, 1995 the Company has remaining outstanding commitments to fund construction costs, acquire health care facilities and provide mortgages on health care facilities aggregating approximately $65,000,000.

     Since December 1985, the Company has been general partner and a 50% equity interest owner in Health Care Investors I, a California limited partnership ("HCI"). The aggregate equity investment of the Company and the five limited partners in HCI was $9,000,000 and the aggregate acquisition price of the Properties in HCI was approximately $24,970,000. HCI owns 11 long term care facilities in Missouri, Illinois and Arkansas and leases them to subsidiaries of Vencor. The sublessee of the nine Missouri properties has exercised options to purchase such facilities in early 1996. Certain of the limited partners in HCI have recently made claims adverse to the Company concerning disclosures made at the time HCI was formed and the Company's purported duties and obligations as general partner of HCI. To evaluate these claims, and because one of the five HCI limited partners is a director of the Company, the Company has formed a Special Committee of its Board of Directors (the "Special Committee"). The Special Committee is engaged in on-going discussions with certain of the HCI limited partners regarding these issues. No litigation has been commenced. Management of the Company believes that the limited partners' claims are without merit and that the ultimate outcome of this dispute will not have a material adverse effect on the Company's financial condition or its results of operations; however, no assurances can be given in this regard.

(5)  SUBSEQUENT EVENTS

     In September 1995, the Company registered $200,000,000 of debt and equity securities under a shelf registration statement (the "1995 Shelf Registration Statement") which was declared effective by the Securities and Exchange Commission in November 1995.

     On October 19, 1995 the Board of Directors declared a quarterly dividend of $0.55 per share payable on November 20, 1995, to stockholders of record on the close of business on November 3, 1995.


                    HEALTH CARE PROPERTY INVESTORS, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

GENERAL

     The Company is in the business of acquiring health care facilities that it leases on a long-term basis to health care providers. On a more limited basis, the Company has provided mortgage financing for health care facilities. As of September 30, 1995, the Company's portfolio of properties, including equity investments, consists of 193 facilities that are located in 33 states. The portfolio is comprised of 144 long term care facilities, 22 congregate care and assisted living facilities, 12 medical office buildings, six acute care hospitals, six rehabilitation facilities, two physician group practice clinics and one psychiatric care facility. The gross acquisition price of the properties, including partnership acquisitions, is approximately $792,000,000 at September 30, 1995.

     During the quarter ended September 30, 1995, the Company expended approximately $38,000,000 on investments in health care facilities. As of September 30, 1995, the Company had commitments of approximately $65,000,000 to purchase, construct and provide mortgages on health care facilities. These commitments are expected to be funded during the rest of 1995 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed acquisitions through the sale of common stock, the issuance of long-term debt, the assumption of limited amounts of mortgage debt, the use of short-term bank lines and through internally generated cash flow. Facilities under construction are generally financed by means of cash on hand or short-term borrowings under the Company's existing bank lines. In the future, the Company may use its Medium-Term Note program (described below) to finance a portion of the costs of construction. At the completion of construction and commencement of the lease, short-term borrowings used in the construction phase are generally refinanced with new long-term debt or equity.

     On February 9, 1995 the Company issued 1,725,000 shares of Common Stock at $29 per share with net proceeds of approximately $47,400,000. In February and March 1995, the Company issued a total of $27,000,000 of Medium-Term Notes (MTNs) bearing interest from 8.81% to 9.00% and maturing between 2000 and 2015. On March 13, 1995 the proceeds from the issuance of the stock and MTNs were used to retire $75,000,000 9-7/8% Senior Unsecured Notes due 1998 without penalty at par plus accrued interest. Between June and September 1995 the Company issued $27,500,000 of MTNs bearing interest from 7.23% to 7.79% and maturing in seven to ten years, the proceeds of which were used to fund new investments. At September 30, 1995, Stockholders Equity in the Company totaled $340,760,000 and the Debt to Stockholders Equity ratio was 0.78 to 1. For the nine months ended September 30, 1995, Funds From Operations covered Interest Expense 5 to 1.

     At September 30, 1995, the Company had approximately $74,000,000 available under its Medium Term Note program for future issuance of capital from time to time based on Company needs and then existing market conditions; in addition, there was approximately $79,000,000 unused on its $100,000,000 revolving line of credit. This line of credit with a group of seven domestic and international banks expires on March 31, 1998. The Company's Senior and Convertible Subordinated Notes have been rated investment grade by debt rating agencies since 1986. Current ratings are as follows:

                          Moody's                             Duff & Phelps
                         Investors      Standard & Poor's      Credit Rating
                       Service, Inc.      Rating Group             Co.
                       -------------   -----------------      -------------
Senior Notes               Baa1               BBB+                 A-
Convertible
Subordinated Notes         Baa2               BBB                  BBB+

     Since inception in May 1985, the Company has recorded approximately $423,664,000 in cumulative Funds From Operations. Of this amount, a total of $345,909,000 has been distributed to stockholders as dividends. The balance of $77,755,000 has been retained as an additional source of capital for the Company.

     In September 1995 the Company registered $200,000,000 of debt and equity securities under a shelf registration statement filed with the Securities and Exchange Commission.

     At September 30, 1995, the Company had approximately $27,000,000 in irrevocable letters of credit from commercial banks to back the obligations of many of its Lessees' Lease and borrowers' Loan obligations. The Company may draw upon the letters of credit if there are any defaults under the Leases and/or Loans. Amounts available under letters of credit change from time to time; such changes may be material.

     The third quarter 1995 dividend of $0.54 per share or $15,414,000 in the aggregate was paid on August 19, 1995. Total dividends paid during the three months ended September 30, 1995 as a percentage of Funds From Operations for the corresponding period was 79%. The Company has declared a fourth quarter dividend of $0.55 per share or $15,700,000 in the aggregate, to be paid on November 20, 1995.

      Management believes that the Company's liquidity and sources of capital are adequate to finance its operations as well as its future investments in additional facilities.

RESULTS OF OPERATIONS

     Net income for the nine months ended September 30, 1995 totaled $66,266,000 or $2.34 per share of common stock on revenue of $78,913,000 compared to $36,877,000 or $1.38 per share of common stock on revenue of $73,531,000 for the year earlier nine month period. For the nine months ended September 30, 1995, net income included a gain on the sale of certain properties (discussed below) of $23,550,000 or $0.83 per share of common stock. Before the sale of properties, net income amounted to a new high of $42,716,000, a per share increase of 9% over the prior year nine month period. For the nine months ended September 30, 1995, Funds From Operations increased to $56,541,000, compared with $49,771,000 for the corresponding period in the prior year.

     Earnings and Funds From Operations were higher in 1995 due to increases in rental and interest income. Increases in base rental income and interest income were generated from new investments closed in 1994 and 1995. Additional rental and interest income increased from $12,233,000 for the nine months ended September 30, 1994 to $14,059,000 in the corresponding period of 1995, which was attributable to revenue growth at many of the Company's facilities and from interest income increases on other investments.

     The decrease in interest expense reflects the benefit of the retirement of the $75,000,000 9-7/8% Senior Unsecured Notes in the first quarter of 1995. This reduction in interest expense is offset by the interest charges on the issuance of approximately $74,500,000 of Senior Notes under the Medium-Term Note program between November 1994 and September 1995.

     In April 1995 the Company sold ten leased properties to Beverly Enterprises, Inc. for $43,450,000 resulting in a gain of $23,550,000. Under the terms of the sale, the Company received net cash proceeds of $8,387,000 and is providing a 15 year mortgage to Beverly of $34,760,000. These new Beverly mortgage investments have changed the character of the returns on these assets from rental income to interest income. Additionally, the Company sold the Michigan facility that it had operated for the past three years. No gain or loss was recognized on this sale.

RECENT DEVELOPMENTS

     The Company announced $58,300,000 of new investments during the nine months ended September 30, 1995. In October 1995, the Company acquired four assisted living facilities for a total of $22,600,000. Additionally, in October 1995, the Company began construction on a $10,700,000 assisted living facility. In the aggregate, investments year to date by the Company totaled $91,600,000.

RECENT ACCOUNTING PRONOUNCEMENTS

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (SFAS121): "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of". The Company has performed a preliminary review of its long lived assets subject to SFAS 121 and believes that adoption of this new accounting standard will not have an impact on the Company's financial condition and results of operations.



                          PART II. OTHER INFORMATION

Item 6.              Exhibits
-------

     EX-27       Financial Data Schedule



                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 14, 1995                 HEALTH CARE PROPERTY INVESTORS, INC.
                                                 (REGISTRANT)








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