Form 10-K
period 1995-12-31
HEALTH CARE PROPERTY INVESTORS INC
filed 1996-02-06
CIK 765880

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                    -------------------------

                           FORM 10-K
       Annual Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

            For the fiscal year ended December 31, 1995
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registration was required to file such reports)and (2) has been subject to such
filing requirements for the past 90 days.  Yes \x\   No \ \

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. \ \

     As of February 1, 1996 there were 28,607,694 shares of Common Stock outstanding. The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant, based on the closing price of these shares on February 1, 1996 on the New York Stock Exchange, was approximately $993,000,000. Portions of the definitive Proxy Statement for the registrant's 1996 Annual Meeting of Stockholders have been incorporated by reference into
Part III of this Report.

                                   PART I

Item 1. BUSINESS

     Health Care Property Investors, Inc. (the "Company"), a Maryland corporation, was organized in March 1985 to qualify as a real estate investment trust ("REIT"). The Company was organized to invest in health care related real estate located throughout the United States, including long term care facilities, acute care and rehabilitation hospitals, assisted living and congregate care facilities, medical office buildings, physician group practice clinics and psychiatric facilities. Having commenced business more than 10 years ago, the Company today is the second oldest REIT specializing in health care real estate. Presently, the Company is one of the 10 largest REITs in terms of market value of common stock. At December 31, 1995, the Company owned an interest in 177 properties located in 35 states, which are leased or subleased pursuant to long term leases (the "Leases") to 44 health care providers (the "Lessees"), including affiliates of Beverly Enterprises, Inc. ("Beverly"), Columbia/HCA Healthcare Corp. ("Columbia"), Emeritus Corporation, Healthsouth Corporation ("Healthsouth"), Horizon/CMS Healthcare Corporation ("Horizon"),Tenet Healthcare Corporation ("Tenet"), PhyCor, Inc. ("PhyCor") and Vencor, Inc. ("Vencor"). Of the Lessees, only Vencor and Beverly account for more than 10% of the Company's revenues as of December 31, 1995. The Company also holds mortgage loans on 25 properties that are owned and operated by 11 health care providers including Beverly, Columbia and OrNda Healthcorp ("OrNda").

     At December 31, 1995, the gross acquisition price of the Company's 202 leased or mortgaged properties (the "Properties"), including partnership acquisitions and mortgage loan acquisitions, was approximately $824.8 million. The average age of the Properties is 14 years. 70% of the Company's revenue is derived from Properties operated by publicly traded health care providers.

     Since receiving its initial senior debt rating of Baa1/BBB by Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Ratings Group ("Standard & Poor's") in 1986, the Company has historically maintained or improved its ratings. Currently, its senior debt is rated Baa1/BBB+/A- by Moody's, Standard & Poor's and Duff & Phelps Credit Rating Co. ("Duff & Phelps"), respectively. The Company believes that it has had an excellent track record in attracting and retaining key employees. The Company's five executive officers have worked with the Company on average for 10 years. The average tenure overall of its employee base is seven years.

The Properties

     Of the 202 health care facilities in which the Company has an investment as of December 31, 1995, the Company directly owns 133 facilities including 95 long term care facilities, two rehabilitation hospitals, 24 congregate care and assisted living centers, one acute care hospital, nine medical office buildings and two physician group practice clinics.

     The Company has provided mortgage loans on 25 properties, including 17 long term care facilities, two congregate care and assisted living centers, three acute care hospitals and three medical office buildings.

     At December 31, 1995, the Company also had varying percentage interests in several partnerships that together own 44 facilities, as further discussed below:

     1. A 77% interest in a joint venture which owns two acute care hospitals, one psychiatric facility and 21 long term care facilities.

     2. A 50% interest in a partnership which owns 11 long term care facilities. On January 19, 1996, nine of these facilities were sold to the existing operators.

     3. Interests of between 90% and 97% in four joint ventures, each of which was formed to own a comprehensive rehabilitation hospital.

     4. A 50% interest in five partnerships, each of which owns a congregate care facility.

    LONG TERM CARE FACILITIES. The Company and the partnerships in which it participates own or hold mortgage loan interests in 144 long term care facilities. These facilities are leased to various health care providers. Such long term care facilities offer restorative, rehabilitative and custodial nursing care for people not requiring the more extensive and sophisticated treatment available at acute care hospitals. Many long term care facilities have experienced significant growth in ancillary revenues and subacute care services over the past several years. Ancillary revenues and subactue care services are derived from providing services to residents beyond room and board care and include occupational, physical, speech, respiratory and IV therapy, wound care, oncology treatment, brain injury care and orthopedic therapy as well as sales of pharmaceutical products and other services. Such revenues currently relate primarily to Medicare and private pay residents. These facilities are designed to supplement hospital care and many have transfer agreements with one or more acute care hospitals. These facilities depend to some degree upon referrals from practicing physicians and hospitals. Such services are paid for either from private sources of the patient or the patient's family, or through the federal Medicare and state Medicaid programs.

     Patients in long term care facilities are generally provided with accommodations, all meals, medical and nursing care, and rehabilitation services including speech, physical and occupational therapy.

     As a part of the Omnibus Budget Reconciliation Act ("OBRA") of 1981, Congress established a waiver program under Medicaid to offer an alternative to institutional long term care services. The provisions of the Act and subsequent OBRA Acts of 1987 and 1991 allowed states, with federal approval, greater flexibility in program design as a means of developing cost-effective alternatives to delivering services traditionally provided in the long term care setting. Recently this has led to an increase in the number of assisted living facilities. This may adversely impact some long term care facilities for a period as individuals are shifted to the lower cost delivery system provided in the assisted living setting. The fact that assisted living services may be included as a Medicaid reimbursed service does not necessarily mean that more Government spending will be available for the delivery of health care services to the frail elderly.

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

     REHABILITATION HOSPITALS. The Company has an investment in six rehabilitation hospitals of which three each are leased to Horizon and HealthSouth. These hospitals provide inpatient and outpatient care for patients who have sustained traumatic injuries or illnesses, such as spinal cord injuries, strokes, head injuries, orthopedic problems, work related disabilities and neurological diseases, as well as treatment for amputees and patients with severe arthritis. Rehabilitation programs encompass physical, occupational, speech and inhalation therapies, rehabilitative nursing and other specialties. Such services are paid for either from private sources of the patient or the patient's family, or through the federal Medicare program.

      CONGREGATE CARE AND ASSISTED LIVING CENTERS. The Company and its partnerships have investments in 31 congregate care and assisted living centers. Congregate care centers typically contain studio and one and two bedroom apartments which are rented on a month-to-month basis by individuals, primarily those over 75 years of age. Residents, who must be ambulatory, are provided meals and eat in a central dining area; they may also be assisted with some daily living activities. These centers offer programs and services that allow residents certain conveniences and make it possible for them to live independently; staff is also available when residents need assistance and for group activities.

     Assisted living centers serve elderly persons who require more assistance with daily living activities than congregate care residents, but who do not require the constant supervision nursing homes provide. Services include personal supervision and assistance with eating, bathing, grooming and administering medication. Assisted living centers typically contain larger common areas for dining, group activities and relaxation to encourage social interaction. Residents typically rent studio and one bedroom units on a month-to-month basis.

     Charges for room and board and other services in both congregate care and assisted living centers are paid from private sources.

     MEDICAL OFFICE BUILDINGS. The Company has investments in 12 medical office buildings. These buildings are generally located adjacent to, or a short distance from, acute care hospitals. Medical office buildings contain physicians' offices and examination rooms, and may also include pharmacies, hospital ancillary service space and day-surgery operating rooms. Medical office buildings require more extensive plumbing, electrical, heating and cooling capabilities than commercial office buildings for sinks, brighter lights and special equipment physicians typically use. The Company's owned medical office buildings are master leased to a Lessee which then subleases office space to physicians or other medical practitioners.

     PHYSICIAN GROUP PRACTICE CLINICS.   The Company has investments in two
physician group practice clinics. Physician group practice clinics generally provide a broad range of medical services through organized physician groups representing various medical specialties.

     The Knoxville Orthopedic Clinic is an approximately 37,900 square foot facility located in Knoxville, Tennessee and is leased to Knoxville Orthopedic Clinic P.A.

     The Holt-Krock Clinic includes approximately 294,000 square feet comprised of four main clinic buildings, several satellite offices and 33 acres of land located primarily in Fort Smith, Arkansas. Approximately 153 physicians practice primary care and 30 specialties, including oncology, cardiology, radiology, orthopedics and plastic surgery, at the clinic. Additionally, the clinic sold certain of its non-real estate assets to PhyCor and entered into a services agreement whereby PhyCor will provide management and administrative services to the physician group.

     PSYCHIATRIC FACILITY. The Company has an investment in one psychiatric facility which offers comprehensive, multidisciplinary adult and adolescent care. A substance abuse program is offered in a separate unit of the hospital.

     COMPETITION. The Company competes for property acquisitions with health care providers, other health care related real estate investment trusts, real estate partnerships and other investors.

     The Company's Properties are subject to competition from the properties of other health care providers. Certain of these other operators have capital resources substantially in excess of some of the operators of the Company's facilities. In addition, the extent to which the Properties are utilized depends upon several factors, including the number of physicians using the health care facilities or referring patients there, competitive systems of health care delivery and the area population, size and composition. Private, federal and state payment programs and the effect of other laws and regulations may also have a significant effect on the utilization of the Properties. Virtually all of the Properties operate in a competitive environment and patients and referral sources, including physicians, may change their preferences for a health care facility from time to time. The following table shows, with respect to each Property, the location by state, the number of beds/units, recent occupancy levels, patient revenue mix, annual rents and interest, and information regarding lease terms by property type.

                                                                                   Average
                                                Number                             Private
                               Number           Of Beds/                           Patient           Annual          Average
                                 Of              Units           Average           Revenue           Rents/          Remaining
Facility Location            Facilities          (1)            Occupancy            (2)            Interest           Term
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                   (Thousands)       (Years)
Long Term Care Facilities
Alabama                            1               174               98%               28%           $     766            2
Arizona                            1               128               85                56                  412            3
Arkansas                           9               866               82                45                2,199            9
California                        22             2,016               91                46                6,284            4
Colorado                           3               420               90                64                1,784            4
Connecticut                        1               121               98                40                  593            4
Florida                           11             1,267               95                55                6,647            7
Illinois                           2               201               91                54                  464            1
Indiana                           13             1,709               83                47                6,831           12
Iowa                               1               201               85                30                  568            3
Kansas                             3               325               84                50                1,765            3
Kentucky                           1               100               99                59                  391            6
Louisiana                          1               120               97                37                  541            9
Maryland                           3               438               87                36                3,083            2
Massachusetts                      5               615               97                43                2,777            6
Michigan                           3               286               92                52                  885            6
Mississippi                        1               120              100                 7                  344            6
Missouri <F3>                     11             1,492               69                48                4,364            2
Montana                            1                80               75                44                  287            3
New Mexico                         1               102               97                16                  304            2
North Carolina <F4>                8               924               80                41                2,888           11
Ohio                               9             1,226               93                52                5,214            5
Oklahoma                           2               207               88                65                1,773            3
Oregon                             1               110               82                53                  341            2
Tennessee                         10             1,754               97                39                4,967            6
Texas                             11             1,242               67                35                3,003            5
Washington                         1                84               84                66                  293            3
Wisconsin                          8             1,143               92                52                4,029            7
-------------------------------------------------------------------------------------------------------------------------------
   Sub-Total                     144            17,471               87                46               63,797            6
-------------------------------------------------------------------------------------------------------------------------------
Acute Care Hospitals
California                         1               182               46                92                3,716            3
Florida                            1               285               39                95                1,156            7
Louisiana                          2               325               49                80                5,125            7
Texas                              2               210               54                98                3,073            5
---------------------------------------------------------------------------------------------------------------------------------
   Sub-Total                       6             1,002               47                90               13,070            6
---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
Page Totals                      150            18,473               84%               47%             $76,867            6
---------------------------------------------------------------------------------------------------------------------------------

                                                                                    Average
                                                 Number                             Private
                               Number           Of Beds/                            Patient           Annual      Average
                                 Of               Units           Average           Revenue           Rents/     Remaining
Facility Location            Facilities           (1)            Occupancy            (2)            Interest       Term
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                     (Thousands)        (Years)
(Totals From Previous Page)      150            18,473               84%               47%            $ 76,867            6
---------------------------------------------------------------------------------------------------------------------------------
Rehabilitation Facilities
Arizona                            1                60               57               100                1,571            3
Arkansas                           1                60               79               100                1,921            5
Colorado                           1                60               73               100                1,587            5
Kansas                             1                80               72               100                2,701            3
Texas                              2               234               29               100                5,089            5
---------------------------------------------------------------------------------------------------------------------------------
   Sub-Total                       6               494               51               100               12,869            5
---------------------------------------------------------------------------------------------------------------------------------
Physician Group
   Practice Clinics <F5>
Arkansas                           1               ---               ---              100                2,463           14
Tennessee                          1               ---               ---               99                  506           13
---------------------------------------------------------------------------------------------------------------------------------
   Sub-Total                       2               ---               ---              100                2,969           14
---------------------------------------------------------------------------------------------------------------------------------
Psychiatric Facility - Georgia     1               108               34               100                  561            2
---------------------------------------------------------------------------------------------------------------------------------
Congregate Care and
   Assisted Living Centers
Arkansas                           1                17               95               100                   27           14
Arizona                            1                98               88               100                  466           12
California                         3               346               73               100                2,007           14
Colorado                           1                98               87               100                  602            3
Delaware                           1                75              100               100                  375           12
Florida                            2               162               93                98                  651           11
Kansas                             1               110               81               100                  573            3
Louisiana                          2               209               99               100                1,655            4
Maryland <F4>                      1                86              ---               ---                  ---          ---
Missouri                           1                73               80               100                  411            6
New Jersey                         1               116               97               100                  602           10
New Mexico                         1               135               94               100                  795           13
New York                           1                75               94               100                  410           12
Oregon                             1                58               97                97                  364           13
Pennsylvania                       2               159               97               100                1,354           12
Rhode Island                       1               172               98               100                1,526            5
Texas <F4>                         7               569               28               100                2,183           13
Virginia                           1                65               79               100                  615           14
Washington                         2               139               84               100                  640           12
---------------------------------------------------------------------------------------------------------------------------------
   Sub-Total                      31             2,762               74               100               15,256           10
---------------------------------------------------------------------------------------------------------------------------------
Medical Office Buildings <F5>
California                         1               ---               ---              100                  684           13
Texas                             10               ---               ---              100                4,778           11
Utah                               1               ---               ---              100                  445           13
---------------------------------------------------------------------------------------------------------------------------------
   Sub-Total                      12               ---               ---              100                5,907           11
---------------------------------------------------------------------------------------------------------------------------------
TOTAL FACILITIES                 202            21,837               84%               54%            $114,429            7
=================================================================================================================================

<F1> Congregate Care and Assisted Living centers are measured in units.
     Physician Group Practice Clinics and Medical Office Buildings are measured in square feet and encompass approximately 331,900 and 530,600 square feet, respectively. All other facilities are measured by bed count.
<F2> All revenues including Medicare revenues but excluding Medicaid revenues are included in "Private Patient" revenues.
<F3> On January 19, 1996, the Company sold nine facilities to the existing operators.
<F4> Includes facilities under construction.
<F5> Physician group practice clinics and medical office buildings lessees have use of the leased facilities for their own use or for the use of sub-lessees.

     The following summary of the Company's Properties shows certain pertinent information grouped by type of facility and equity interest as of December 31, 1995:

                                          Equity          Number            Number            Total
                                         Interest           of             of Beds/         Investments      Annual Rents/
Facility Type                           Percentage      Facilities         Units(1)            (2)              Interest
--------------------------------------------------------------------------------------------------------------------------
                                                                                             (Dollar amounts in thousands)

Long Term Care Facilities                  100              112             13,731           $354,381         $ 51,010
Long Term Care Facilities                   77               21              2,438             56,673            9,803
Long Term Care Facilities <F5>              50               11              1,302             23,109            2,984
Acute Care Hospitals                       100                4                646             46,063            5,460
Acute Care Hospitals                        77                2                356             42,806            7,610
Rehabilitation Hospitals                   100                2                186             27,171            4,649
Rehabilitation Hospitals                    97                3                200             32,380            6,210
Rehabilitation Hospital                     90                1                108             15,113            2,010
Congregate Care & Assisted Living Centers  100               26              2,153            107,331           10,334
Congregate Care & Assisted Living Centers   50                5                609             33,105            4,922
Medical Office Buildings <F3>              100               12                ---             54,646            5,907
Physician Group Practice Clinics <F4>      100                2                ---             28,143            2,969
Psychiatric Facility                        77                1                108              3,919              561
                                                            ---             ------           --------         --------
                                                            202             21,837           $824,840         $114,429
                                                            ===             ======           ========         ========

<F1> Congregate care and assisted living centers are stated in units; all other facilities are stated in beds, except (3) and (4).
<F2> Includes partnership investments, and incorporates all partners' assets and construction commitments.
<F3> The Medical Office Buildings encompass approximately 530,600 square feet.
<F4> The Physician Group Practice Clinics encompass approximately 331,900 square feet.
<F5> On January 19, 1996, the Company sold nine facilities to the existing operators. The remaining two facilities were acquired by the Company from the limited partners.

RELATIONSHIP WITH MAJOR OPERATORS

     At December 31, 1995, the Company owned an interest in 202 properties located in 36 states, which are operated by 51 operators. Listed below are the Company's major operators and the percentage of total current revenue from these operators.

                                                                 Percentage
                                                                  of Total
Operators                   Facilities           Revenue          Revenue
---------                   ----------           -------         -----------
Vencor                           63            $23,085,000           22%
Beverly                          26            $11,157,000           11%
Horizon                           8            $ 9,987,000            9%
Tenet                             3            $ 8,171,000            8%
Columbia                         14            $ 7,883,000            7%
HealthSouth                       3            $ 6,659,000            6%

     On September 27, 1995 shareholders of both Vencor and The Hillhaven Corporation ("Hillhaven") approved the merger of the corporations, with Vencor as the surviving entity. This combination created one of the nation's largest providers of healthcare services. After the merger, Lessees of 63 of the Company's 202 properties are subsidiaries of Vencor (formally
subsidiaries of Hillhaven).   Based upon public reports, Vencor's net
operating revenue and net loss for the nine months ended September 30, 1995 were approximately $1.7 billion and $38 million, respectively; and Vencor's total assets and stockholders' equity as of September 30, 1995 were approximately $1.8 billion and $591 million, respectively. Included in the net loss for the nine months ended September 30, 1995 were pretax charges aggregating $128.4 million primarily in connection with the Hillhaven merger which included investment advisory and professional fees, employee benefit plan and severance costs, losses on planned disposition of certain nursing center properties and losses on certain prior year nursing center third-party reimbursement issues. Prior to the merger, Hillhaven announced net operating revenue and net income for the year ended May 31, 1995 of approximately $1.6 billion and $51 million, respectively. All Properties leased by the Company to Vencor are unconditionally guaranteed through the primary lease term by Tenet, formerly the parent of Hillhaven.

     Five Properties (two acute care hospitals, two rehabilitation hospitals and one psychiatric facility) were initially leased to subsidiaries of Tenet. In January 1994, subsidiaries of Tenet assigned the leases for the two rehabilitation hospitals to HealthSouth. In March 1995, the lease on the psychiatric facility was assigned to a new lessee. Tenet remains financially responsible to the Company under its unconditional guarantee through the primary lease term on the five Properties. Tenet is one of the nation's largest health care services companies, providing a broad range of services through the ownership and management of health care facilities. Based upon public reports for the six months ended November 30, 1995, Tenet reported net operating revenue and net income of approximately $2.7 billion and $301 million, respectively. At November 30, 1995, Tenet's net assets and stockholders' equity were approximately $8.1 billion and $2.4 billion, respectively. Based on public reports, for the year ended May 31, 1995, Tenet reported net operating revenue and net income of approximately $3.3 billion and $165 million, respectively, and total assets and stockholders' equity of approximately $7.9 billion and $2.0 billion, respectively. On March 1, 1995, National Medical Enterprises, Inc. (as Tenet was formerly known) acquired American Medical Holdings, Inc., changed its name to Tenet Healthcare Corporation and became the second largest investor-owned hospital management company in the United States.

     In September 1988, the Company leased 25 long term care facilities and one congregate care living center to Beverly, which is the largest provider of long term care in the United States. In April 1995, the Company sold 10 leased facilities to Beverly for $43,450,000, resulting in a gain of $23,550,000. Under the terms of the sale, the Company received net cash proceeds of $8,387,000 and is providing a 15 year mortgage to Beverly in the amount of $34,760,000. This transaction has changed the character of the revenue from these 10 facilities from rental income to interest income. Based upon public reports, Beverly's net operating revenue and net loss for the year ended December 31, 1995 were approximately $3.2 billion and $8.1
million, respectively.   Included in the year end loss are pretax charges
aggregating $112.7 million relating primarily to a charge for impaired assets (related to adoption of Statement of Financial Accounting Standards No. 121) and the write-off of software and business development costs, as well as a charge related to an overhead and staff reduction program. Beverly's total assets and shareholders' equity as of September 30, 1995 were approximately $2.5 billion and $1.0 billion, respectively. For the year ended December 31, 1994, Beverly reported net operating revenue and net income of approximately $3.0 billion and $75.0 million, respectively, and total assets and shareholders' equity of $2.3 billion and $827.2 million, respectively.

     The Company leases eight properties to Horizon. In July 1995, Horizon Healthcare Corporation ("Horizon Healthcare") and Continental Medical Systems, Inc. merged to form Horizon. The merger (the "CMS Merger") created one of the largest specialty health care providers in the United States. Based on public reports, for the six months ended November 30, 1995, Horizon reported net operating revenues and net loss of approximately $872.2 million and $31.5 million, respectively, and total assets and stockholders' equity of approximately $1.5 billion and $627.7 million, respectively. Included in the net loss for the six months ended November 30, 1995 was a special charge of approximately $63.5 million (pretax) from the write-off of costs which had been incurred in completing the CMS Merger and restructuring measures to combine previously separate companies and an extraordinary loss, net of tax, of $22.1 million, for retirement of CMS debt. For the year ended May 31, 1995, Horizon Healthcare reported net operating revenues and net income of $639.1 million and $31.2 million, respectively, and total assets and stockholders' equity of approximately $723.8 million and $420.1 million, respectively.

    On April 25, 1995, the completion of the acquisition of HealthTrust, Inc.-The Hospital Company ("HealthTrust") by Columbia was announced. At December 31, 1995, the Company has provided or has committed to provide approximately $42.9 million in acquisition or construction funds for seven medical office buildings which are leased by HealthTrust. All of these medical office buildings have been completed with the exception of tenant build out agreements. The Company holds Loans secured by two hospitals and two medical office buildings initially totaling $34.5 million to First Texas Medical, Inc. and LMH Investment Company. Both hospitals are managed by and leased to HCA Health Services of Texas, Inc., a wholly-owned subsidiary of Columbia. Based upon public reports, Columbia's net operating revenue and net income for the nine months ended September 30, 1995 were approximately $13.1 billion and $607 million, respectively; and Columbia's total assets and stockholders' equity as of September 30, 1995 were approximately $18.2 billion and $6.8 billion, respectively. For the year ended December 31, 1994, Columbia reported net operating revenue and net income of approximately $11.1 billion and $630 million, respectively, and total assets and stockholders' equity of approximately $12.3 billion and $5.0 billion, respectively.

     Vencor, Horizon, Tenet, Healthsouth, Beverly and Columbia are subject to the informational filing requirements of the Securities Exchange Act of 1934, as amended, and accordingly file financial statements on Form 10-K and Form 10-Q with the Securities and Exchange Commission and the New York Stock Exchange. For additional financial data with respect to Tenet see Appendix I attached hereto. All of the financial and other information presented herein with respect to such companies was obtained from such public reports.

THE LEASES AND LOANS

     The initial base rental rates of the Leases entered into by the Company during the two years ended December 31, 1995 have generally ranged from 9% to 12% per annum of the acquisition price of the related property. Rental rates vary by lease, taking into consideration many factors, including, but not limited to, credit of the Lessee, operating performance of the facility, interest rates at the commencement of the lease and location, as well as type and physical condition of the facility. Most of the Leases provide for additional rents which are based upon a percentage of increased revenue over specific base period revenue of the leased Properties. Certain Leases have annual fixed rent increases or rent increases based on inflation indices. Initial interest rates on mortgage loans ("Loans") held by the Company and entered into during the two years ended December 31, 1995 have generally ranged from 10% to 12% per annum. Loans originated by the Company provide for annual increases in the interest rate. Additional rents and interest (see Note 2 to the Consolidated Financial Statements in this Annual Report on Form 10-K) received for the years ended December 31, 1995, 1994 and 1993 were $18.1 million, $16.7 million and $14.7 million, respectively. The primary or fixed terms of the Leases generally range from 10 to 15 years, and generally have one or more five-year (or longer) renewal options. The average remaining base lease term on the Company's portfolio of properties is approximately seven years; the average remaining term on the Loans is approximately 10 years.

     Most Leases contain security provisions through guarantees, as well as grouped lease renewals, grouped purchase options, and cross default and cross collateralization features that may be employed when multiple facilities are leased to individual operators. Obligations under the Leases, in most cases, have corporate parent or shareholder guarantees; 89 Leases and Loans covering 13 facilities are backed by irrevocable letters of credit from various financial institutions which cover from three to twelve months of Lease or Loan payments. The Lessees and mortgagors are required to renew such letters of credit during the Lease or Loan term in amounts which may change based upon the passage of time, improved operating cash flow or improved credit ratings. Currently, the Company has approximately $30 million in irrevocable standby letters of credit from financial institutions. The letters of credit relating to an individual Lease or Loan may be drawn upon, to the extent of damages incurred by the Company, in the event of a Lessee's or Mortgagor's default under terms of a Lease or Loan. Amounts available under letters of credit change from time to time; such changes may be material.

     The Company believes that the security features discussed above provide it with significant protection for its investment portfolio. The Company is currently receiving rents and interest in a timely manner from all Lessees and Mortgagors as provided under the terms of the Leases or Loans. Based upon information provided to the Company by Lessees or Mortgagors, certain facilities that are current with respect to monthly rents and mortgage payments are presently underperforming financially. Individual facilities may underperform as a result of inadequate Medicaid reimbursement, low occupancy, less than optimal patient mix, excessive operating costs, other operational issues or capital needs. Management believes that, even if these facilities remain at current levels of performance, the lease and Loan provisions contain sufficient security to assure that material rental and mortgage obligations will continue to be met for the remainder of the Lease or Loan terms. In the future it is expected that the Company will have certain properties with respect to which the Lessees may choose not to renew their Leases at existing rental rates (see Table below).

     Lessees generally have the right of first refusal to purchase the Properties during the Lease terms. Most Leases provide one or more five-year (or longer) renewal options at existing Lease rates and continuing additional rent formulas although certain Leases provide for Lease renewals at fair market value. The Lessees also have options to purchase the Properties, generally for fair market value, and generally at the expiration of the primary Lease term and/or any renewal term under the Lease. If options are exercised, such provisions require Lessees to purchase or renew several facilities together, precluding the possibility of Lessees purchasing or renewing only those facilities with the best financial outcomes. Thirty-one properties purchased are not subject to purchase options until 2010 or later and an additional 17 properties do not have any purchase options.

     A table recapping lease expirations, mortgage maturities, properties subject to purchase options and financial underperformance follows:

                        Current Annualized Revenues of
             -----------------------------------------------------
             Properties Subject to                                             Possible Revenue Loss
               Lease Expirations             Properties Subject to              at Underperforming
Year        and Mortgage Maturities <F1>       Purchase Options <F2>             Properties (3)
-----       -----------------------         -----------------------             ------------------
                                                                                  %      Amount
                                                                                -----  -----------
1996              $  3,715,000                   $ 3,556,000                     0.5%   $  600,000
1997                 3,369,000                     2,236,000                     0.4       400,000
1998                14,897,000                    11,951,000                     1.4     1,600,000
1999                23,010,000                    22,597,000                     1.5     1,700,000
2000                12,321,000                    12,321,000                     0.9     1,100,000
Thereafter          57,117,000                    41,101,000                     0.8       900,000
                  ------------                   -----------                     ----   ----------
Total             $114,429,000                   $93,762,000                     5.5%   $6,300,000
                  ============                   ===========                     ====   ==========

<F1>  This column includes the revenue impact by year and the total annualized rental and interest income associated with the Properties subject to Lessees' renewal options and/or purchase options and mortgage maturities.
<F2>  This column includes the revenue impact by year and the total annualized rental and interest income associated with Properties subject to purchase options. If a purchase option is exercisable at more than one date, the convention used in the table is to show the revenue subject to the purchase option at the earliest possible purchase date. The total for this column is a component of the total current annualized revenue of properties subject to lease expirations and mortgage maturities ($114,429,000).
<F3>  Based on current market conditions, management estimates that there could be a revenue loss upon the expiration of the current term of the Leases in the percentages and amounts shown in the table for underperforming Properties. Total revenue of the Company has grown at a compound annual growth rate of 7.41% in the past five years. No attempt has been made to show the possibility of expected gains, if any, on Properties which might offset a portion of the possible revenue loss shown above. The percentages are computed by taking the possible revenue loss as a percentage of 1995 total revenue.

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

     Each Lease is a "net" lease and the Lessee is responsible thereunder, in addition to the minimum and additional rents, for all additional charges, including charges related to non-payment or late payment of rent, all taxes and assessments, all governmental charges with respect to the leased property and all utility and other charges incurred with the operation of the leased property.

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

     Since 1987, the Company has committed to the development of 28 facilities, including five rehabilitation hospitals, 11 congregate care and assisted living facilities, five long term care facilities and seven medical office buildings, representing an aggregate investment of approximately $189.6 million. As of December 31, 1995, costs of approximately $155.4 million have been funded and 22 facilities have been completed. The completed facilities comprise five rehabilitation hospitals, six congregate care and assisted living facilities, four long term care facilities and seven medical office buildings. The remaining development projects are scheduled for completion in 1996 and 1997. Simultaneously with the commencement of each of the development programs and prior to funding, the Company enters into a lease agreement with the developer/operator. The base rent under the lease is generally established at a rate equivalent to a specified number of basis points over the 10 year United States Treasury securities' yield at the conclusion of development.

     The development program generally includes a variety of additional forms of security and collateral beyond those provided by the Leases.
During the development period, the Company generally requires additional security and collateral in the form of more than one of the following: (a) irrevocable letters of credit from financial institutions; (b) payment and performance bonds; and (c) completion guarantees by either one or a combination of the developer's parent entity, other affiliates or one or more of the individual principals who control the developer. In addition, prior to any advance of funds by the Company under the development agreement, the developer must provide (a) satisfactory evidence in the form of an endorsement to the Company's title insurance policy that no intervening liens have been placed on the property since the date of the Company's previous advance; (b) a certificate executed by the project architect that indicates that all construction work completed on the project conforms with the requirements of the applicable plans and specifications;
(c) a certificate executed by the general contractor that all work requested for reimbursement has been completed; and (d) satisfactory evidence that the funds remaining unadvanced are sufficient for the payment of all costs necessary for the completion of the project in accordance with the terms and provisions of the agreement. As a further safeguard during the development period, the Company generally will retain 10% of construction funds incurred until it has received satisfactory evidence that the project will be fully completed in accordance with the applicable plans and specifications. The Company also monitors the progress of the development of each project and the accuracy of the developer's draw requests by having its own in-house inspector perform regular on-site inspections of the project prior to the release of any requested funds.

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

     The Code defines a REIT as a corporation, trust or association (i) which is managed by one or more trustees or directors; (ii) the beneficial ownership of which is evidenced by transferable shares, or by transferable certificates of beneficial interest; (iii) which would be taxable, but for Sections 856 through 860 of the Code, as a domestic corporation; (iv) which is neither a financial institution nor an insurance company subject to certain provisions of the Code; (v) the beneficial ownership of which is held by 100 or more persons; (vi) during the last half of each taxable year not more than 50% in value of the outstanding stock of which is owned, actually or constructively, by five or fewer individuals; and (vii) which meets certain other tests, described below, regarding the amount of its distributions and the nature of its income and assets. The Code provides that conditions (i) to (iv), inclusive, must be met during the entire taxable year and that condition (v) must be met during at least 335 days of a taxable year of 12 months, or during a proportionate part of a taxable year of less than 12 months.

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

     The Company, at the close of each quarter of its taxable year, must also satisfy three tests relating to the nature of its assets. First, at least 75% of the value of the Company's total assets must be represented by real estate assets (including stock or debt instruments held for not more than one year, purchased with the proceeds of a stock offering or long-term (more than five years) public debt offering of the Company), cash, cash items and government securities. Second, not more than 25% of the Company's total assets may be represented by securities other than those in the 75% asset class. Third, of the investments included in the 25% asset class, the value of any one issuer's securities owned by the Company may not exceed 5% of the value of the Company's total assets and the Company may not own more than 10% of any one issuer's outstanding voting securities.

     The Company owns interests in various partnerships. In the case of a REIT that is a partner in a partnership, Treasury Regulations provide that for purposes of the REIT income and asset tests, the REIT will be deemed to own its proportionate share of the assets of the partnership and will be deemed to be entitled to the income of the partnership attributable to such share. The ownership of an interest in a partnership by a REIT may involve special tax risks, including the challenge by the Internal Revenue Service of the allocations of income and expense items of the partnership, which would affect the computation of taxable income of the REIT, and the status of the partnership as a partnership (as opposed to an association taxable as a corporation) for federal income tax purposes. The Company also owns interests in a number of subsidiaries which are intended to be treated as "qualified real estate investment trust subsidiaries." The Code provides that such subsidiaries will be ignored for federal income tax purposes and all assets, liabilities and items of income, deduction and credit of such subsidiaries will be treated as assets, liabilities and such items of the Company. If any partnership or subsidiary in which the Company owns an interest were treated as a regular corporation (and not as a partnership or qualified REIT subsidiary) for federal income tax purposes, the Company would likely fail to satisfy the REIT asset tests described above and would therefore fail to qualify as a REIT. The Company believes that each of the partnerships and subsidiaries in which it owns an interest will be treated for tax purposes as a partnership or qualified REIT subsidiary, respectively, although no assurance can be given that the Internal Revenue Service will not successfully challenge the status of any such organization.

     The Company, in order to qualify as a REIT, is required to distribute dividends (other than capital gain dividends) to its stockholders in an amount at least equal to (A) the sum of (i) 95% of the Company's "real estate investment trust taxable income" (computed without regard to the dividends paid deduction and the Company's net capital gain) and (ii) 95% of the net income, if any (after tax), from foreclosure property, minus (B) the sum of certain items of non-cash income. Such distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before the Company timely files its tax return for such year, if paid on or before the first regular dividend payment date after such declaration and if the Company so elects and specifies the dollar amount in its tax return. To the extent that the Company does not distribute all of its net long-term capital gain or distributes at least 95%, but less than 100%, of its "real estate investment trust taxable income," as adjusted, it will be subject to tax thereon at regular corporate tax rates. Furthermore, if the Company should fail to distribute during each calendar year at least the sum of (i) 85% of its real estate investment trust ordinary income for such year, (ii) 95% of its real estate investment capital gain income for such year, and (iii) any undistributed taxable income from prior periods, the Company would be subject to a 4% excise tax on the excess of such required distributions over the amounts actually distributed.

     If the Company fails to qualify for taxation as a REIT in any taxable year, and certain relief provisions do not apply, the Company will be subject to tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Distributions to stockholders in any year in which the Company fails to qualify will not be deductible by the Company nor will they be required to be made. Unless entitled to relief under specific statutory provisions, the Company will also be disqualified from taxation as a real estate investment trust for the four taxable years following the year during which qualification was lost. It is not possible to state whether in all circumstances the Company would be entitled to the statutory relief. Failure to qualify for even one year could substantially reduce distributions to stockholders and could result in the Company's incurring substantial indebtedness (to the extent borrowings are feasible) or liquidating substantial investments in order to pay the resulting taxes.

     Distributions made to the Company's stockholders out of current or accumulated earnings and profits will be taken into account by them as ordinary income. Such distributions will not be eligible for the dividends received deductions for corporations as long as the Company qualifies as a REIT. Distributions that are designated as capital gain dividends will be taxed as long-term capital gains to the extent they do not exceed the Company's actual net capital gain for the taxable year, although corporate stockholders may be required to treat up to 20% of any such capital gain dividend as ordinary income. Distributions in excess of current or accumulated earnings and profits will not be taxable to a stockholder to the extent that they do not exceed the adjusted basis of the stockholder's shares. To the extent that such distributions exceed the adjusted basis of a stockholder's shares they will be included in income as long-term or short-term capital gain (as described below with respect to the sale or exchange of the shares) assuming the shares are held as a capital asset in the hands of the stockholder. Stockholders may not include in their individual income tax returns any net operating losses or capital losses of the Company.

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

GOVERNMENT REGULATION

     The Company is indirectly affected by government regulation of the health care industry in that the Company's additional rents are generally based on its Lessees' gross revenues from operations. Aggressive efforts by health insurers and governmental agencies to limit the cost of hospital services and to reduce utilization of hospital and other health care facilities may reduce future revenues or slow revenue growth from inpatient facilities and shift utilization from inpatient to outpatient facilities.

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

     LONG TERM CARE FACILITIES. Regulation of long term care facilities is exercised primarily through the licensing of such facilities. Against a common background established by federal law enacted as part of the Omnibus Budget Reconciliation Act of 1987 (OBRA'87) Regulatory authorities and licensing standards vary from state to state, and in some instances from locality to locality. These standards are constantly reviewed and revised. Agencies periodically inspect facilities, at which time deficiencies may be identified which must be corrected as a condition to continued licensing or certification and participation in government reimbursement programs. Depending on the nature of such deficiencies, remedies can be routine or costly. Similarly, compliance with regulations which cover a broad range of areas such as patients' rights, staff training, quality of life and quality of resident care may increase facility start-up and operating costs.

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

     PHYSICIAN GROUP PRACTICE CLINICS. Physician group practice clinics are subject to extensive federal, state and local legislation and regulation. Every state imposes licensing requirements on individual physicians and on facilities and services operated by physicians. In addition, federal and state laws regulate health maintenance organizations and other managed care organizations with which physician groups may have contracts. Many states require regulatory approval, including certificates of need, before establishing certain types of physician-directed clinics, offering certain services or making expenditures in excess of statutory thresholds for healthcare equipment, facilities or programs. In connection with the expansion of existing operations and the entry into new markets, physician clinics and affiliated practice groups may become subject to compliance with additional regulation.

     HEALTH CARE REFORM. The health care industry is facing various challenges, including increased government and private payer pressure on health care providers to control costs, the migration of patients from acute care facilities into extended care and home care settings and the vertical and horizontal consolidation of health care providers. The pressure to control health care costs intensified during 1993 and 1994 as a result of the national health care reform debate and has continued into 1996 as Congress attempts to slow the rate of growth of federal health care expenditures as part of its effort to balance the federal budget. For example, bills have been passed by the House and the Senate in the context of the federal budget reconciliation process which call for reduced future reimbursement to hospitals under the existing Medicare system, the establishment of a prospective payment system for Medicare reimbursement of long term care, reduced growth in future Medicaid reimbursement and the establishment of a "block grant" program that would give states greater discretion in designing and administering their Medicaid programs than presently afforded under federal law.

     Spending in the United States Health Care Industry during 1994 was approximately $938.0 billion, representing 14% of Gross Domestic Product. The Company believes that government and private efforts to contain or reduce health care costs will continue. These trends are likely to lead to reduced or slower growth in reimbursement for certain services provided by some of the Company's Lessees. The Company believes that the vast nature of the health care industry, the financial strength and operating flexibility of its operators and the diversity of its portfolio will mitigate against the impact of any such diminution in reimbursements. However, the Company cannot predict whether any of the above proposals or any other proposals will be adopted and, if adopted, no assurance can be given that the implementation of such reforms will not have a material adverse effect on the Company's financial condition or results of operations.

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

    Since its inception, the Company has issued four classes of securities which are senior to the Common Stock, of which two classes are outstanding at December 31, 1995. In 1986, the Company issued $60,000,000 of 9-1/2% Senior Notes due December 1, 1996. In 1988, the Company issued $75,000,000 of 9-7/8% Senior Notes due February 15, 1998. In April 1989, the Company authorized a $75,000,000 Medium Term Note program (Series A MTN) in accordance with which it has issued $55,000,000 of unsecured Medium Term Notes at coupon rates of 8.00% to 10.57% due 1999 - 2003. In September 1993, the Company authorized a $75,000,000 Medium Term Note Program (Series B
MTN), out of a $200,000,000 combined debt and equity shelf filed in August 1993. In August 1995 the Series B MTN authorized amount was increased to approximately $150,000,000. As of February 1, 1996 the Company has issued $99,000,000 of Series B MTNs at coupon rates ranging from 6.62% to 9.10% due 1998-2015. In November 1993, the Company issued $100,000,000 in 6%
Convertible Subordinated Notes due 2000. Proceeds of these Notes were utilized to redeem without penalty the $60,000,000 of 9 1/2% Senior Notes due December 1, 1996, on which the Company had a call provision as of December 1, 1993. On March 13, 1995, the Company used the net proceeds of the offering of 1,725,000 shares of common stock (approximately $47,000,000) and $27,000,000 principal amount of the Series B MTNs issued in February and March 1995 to redeem without penalty or premium the $75,000,000 of 9-7/8% Senior Notes due February 15, 1998 on which the Company had a call provision as of February 15, 1995. In September 1995, the Company registered $200 million of debt and equity Securities under a shelf registration statement filed with the Securities Exchange Commission. The Company may, in the future, issue debt securities which will be senior to the Common Stock. The Company has no present plans to issue senior equity securities, although the Board of Directors is authorized to issue up to 50,000,000 shares of preferred stock. The Company has authority to offer shares of its capital stock in exchange for investments which conform to its standards and to repurchase or otherwise acquire its shares or other securities, but does not presently intend to do so.

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

Item 2.  PROPERTIES

     See Item 1. for details.

Item 3.  LEGAL PROCEEDINGS

     During 1995, the Company was not a party to any material legal proceedings.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                   PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The Company's Common Stock is listed on the New York Stock Exchange. Set forth below for the fiscal quarters indicated are the reported high and low sales prices of the Company's Common Stock on the New York Stock Exchange.

                                            1995                     1994                     1993
                                      High        Low          High        Low          High         Low
                                     ------------------       ------------------       ------------------
First Quarter                        $30 3/8    $28           $32        $27 1/4        $32        $24
Second Quarter                        32 3/4     29 1/2        32 5/8     29 1/2         32 1/4     27 1/4
Third Quarter                         34 7/8     31 5/8        31 1/4     27 7/8         31 5/8     28 1/4
Fourth Quarter                        35 1/4     31 1/2        30 7/8     26 1/4         33 5/8     25

     As of January 31, 1996 there were approximately 1,831 stockholders of record and in excess of 32,500 beneficial stockholders of the Company's Common Stock.

     It has been the Company's policy to declare quarterly dividends to the holders of its shares of Common Stock so as to comply with applicable sections of the Internal Revenue Code governing REITs. The cash dividends per share paid by the Company are set forth below:

                                                    1995           1994           1993
                                                    ----           ----           ----

First Quarter                                     $ .5200        $ .4800        $ .4500
Second Quarter                                      .5300          .4900          .4575
Third Quarter                                       .5400          .5000          .4650
Fourth Quarter                                      .5500          .5100          .4725
                                                  -------        -------        -------
                                                  $2.1400        $1.9800        $1.8450
                                                  =======        =======        =======

Item 6. SELECTED FINANCIAL DATA

        Set forth below is selected financial data with respect to the Company for the years ended December 31, 1995, 1994, 1993, 1992, and 1991.

                                                          Year Ended December 31,

                                       1995           1994           1993          1992           1991
                                       ----------------------------------------------------------------
                                             (Amounts in thousands, except per share data)

Total Revenue                       $105,696       $ 98,996       $ 92,549      $ 83,727       $ 79,417
Net Income                            80,266         49,977         44,087        35,715         26,451
Funds From Operations                 75,428         66,966         61,427        53,580         45,075
Dividends Paid                        60,167         52,831         49,030        44,136         37,299
Total Assets                         667,831        573,826        549,638       509,150        458,579
Debt Obligations                     299,084        271,463        245,291       205,760        212,431
Stockholders' Equity                 339,460        269,403        269,873       271,375        211,274
Net Income Per Share                    2.83           1.87           1.66          1.38           1.15
Dividends Paid Per Share              2.1400         1.9800         1.8450        1.7250         1.6175

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is in the business of acquiring health care facilities that it leases on a long-term basis to health care providers. On a more limited basis, the Company has provided mortgage financing for health care facilities. As of December 31, 1995, the Company's portfolio of properties, including equity investments, consists of 202 facilities that are located in 36 states. The portfolio is comprised of 144 long term care facilities, 31 congregate care and assisted living facilities, 12 medical office buildings, six acute care hospitals, six rehabilitation facilities, two physician group practice clinics and one psychiatric care facility. The gross acquisition price of the properties, including partnership acquisitions, is approximately $824,840,000 at December 31, 1995.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1995 VS. YEAR ENDED DECEMBER 31, 1994

     Funds From Operations totaled $75,428,000 for the year ended December 31, 1995, an increase of 12.6% or $8,462,000 as compared to $66,966,000 for the year ended December 31, 1994. Net income for the year ended December 31, 1995 was $80,266,000, or $2.83 per share, on revenues of $105,696,000.
This is compared to net income for the prior year of $49,977,000, or $1.87 per share, on revenues of $98,996,000. Net income and net income per share for the year ended December 31, 1995 included a $23,550,000, or $0.83 per share, gain on the sale of 10 leased real estate properties. Under the terms of the sale, the Company received net cash proceeds of $8,387,000 and is providing a 15 year mortgage in the initial amount of $34,760,000. Additionally, net income for the year ended December 31, 1994 was favorably influenced by a $1,000,000 final settlement related to a partnership investment.

     The increase in total revenue of $6,700,000, or 6.8% is due primarily to increased base rents from facilities acquired in 1995 and a full year's rents on the 1994 acquisitions. In addition, the increases in additional rents and interest income of $1,371,000 were the result of increases at most of the facilities that are eligible to pay such rents. The growth in additional rents and interest income was slowed somewhat by the sale and concurrent financing of certain real estate properties. Those sales converted the character of the returns on the assets from the base and additional rental income to interest income. Interest and other income increased $3,118,000 primarily as a result of the addition of approximately $42,954,000 in loans receivables during 1995.

     Interest expense decreased $794,000, or 3.9% to $19,339,000 for the year ended December 31, 1995 as compared to $20,133,000 for the prior year. The decrease is primarily due to lower interest rates and lower average borrowings from the Company redeeming in March 1995, without penalty, $75,000,000 of 9-7/8% Senior Notes that were due in 1998. This was offset by the Company issuing approximately $78,000,000 in Senior Notes during 1995 with interest rates averaging 7.8%.

YEAR ENDED DECEMBER 31, 1994 VS. YEAR ENDED DECEMBER 31, 1993

     Funds From Operations totaled $66,966,000 for the year ended December 31, 1994, an increase of 9.0% or $5,539,000 over the $61,427,000 for the prior year. Net Income for the year ended December 31, 1994 was $49,977,000, or $1.87 per share, on revenues of $98,996,000, compared to net income of $44,087,000, or $1.66 per share, on revenues of $92,549,000 for the prior year. These increases were primarily attributable to higher base rents and from higher levels of additional rental and interest income. Additionally, both the years ended December 31, 1994 and 1993 were favorably influenced by non-recurring income items totaling $1,000,000 and $2,000,000, respectively.

     The increase in base rents of $4,422,000 to $64,811,000 was attributed to rents received in 1994 from newly acquired facilities and from a full year's rents on 1993 acquisitions.

     Additional rental and interest income increased by $2,009,000 over the prior year to $16,707,000 for 1994. Additional rental and interest income is a function of increases in facility revenues over specified base year revenues and/or increases based on inflation indices or other factors. The majority of the Company's investments, other than new facilities, contributed to this increase.

     Interest expense increased by $405,000 to $20,133,000 stemming primarily from higher long term borrowings. In November 1993, the Company issued $100,000,000 of 6% Convertible Subordinated Notes due 2000. A portion of that offering was utilized early in December 1993 to redeem, without penalty, the $60,000,000 of 9-1/2% Senior Notes due 1996. The remaining $40,000,000 supported the Company's acquisitions and construction projects in 1994.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed acquisitions through the sale of common stock, the issuance of long-term debt, the assumption of limited amounts of mortgage debt, the use of short-term bank lines and through internally generated cash flow. Facilities under construction are generally financed by means of cash on hand or short-term borrowings under the Company's existing bank lines. In the future, the Company may use its Medium-Term Note ("MTN") program to finance a portion of the costs of construction. At the completion of construction and commencement of the lease, short-term borrowings used in the construction phase are generally refinanced with new long-term debt or equity.

     On February 9, 1995, the Company issued 1,725,000 shares of Common Stock at $29 per share with net proceeds of approximately $47,400,000. During 1995, the Company issued a total of $78,000,000 of MTNs, bearing interest from 6.62% to 9.00% and maturing between 2000 and 2015. On March 13, 1995 the proceeds from the issuance of the stock and MTNs were used to retire $75,000,000 9-7/8% Senior Notes due 1998 without penalty at par plus accrued interest. At December 31, 1995, stockholders equity in the Company totaled $339,460,000 and the debt to equity ratio was 0.88 to 1. For the year ended December 31, 1995, Funds From Operations covered interest expense
4.9 to 1.

     At December 31, 1995, the Company had approximately $51,000,000 available under its 1993 shelf registration statement for future issuance of MTNs from time to time based on Company needs and then existing market conditions. In September, 1995, the Company registered $200,000,000 of debt and equity securities under a shelf registration statement filed with the Securities and Exchange Commission. At December 31, 1995, there was approximately $68,000,000 unused on its $100,000,000 revolving line of credit. This line of credit with a group of seven domestic and international banks expires on March 31, 1998. The Company's Senior and Convertible Subordinated Notes have been rated investment grade by debt rating agencies since 1986. Current ratings are as follows:

                                    Moody's       Standard & Poor's    Duff & Phelps
                                    -------       ----------------    -------------

     Senior Notes                    Baa1              BBB+                A-
     Convertible Subordinated
          Notes                      Baa2              BBB                BBB+

     Since inception in May 1985, the Company has recorded approximately $442,551,000 in cumulative Funds From Operations. Of this amount, a total of approximately $361,609,000 has been distributed to stockholders as dividends. The balance of approximately $80,942,000 has been retained as an additional source of capital for the Company. Dividends paid or payable as a percentage of Funds From Operations were 80%, 79% and 80% for the years ended December 31, 1995, 1994 and 1993. Since commencing business in 1985, the Company has paid dividends equal to approximately 82% of Funds From Operations.

     As of December 31, 1995, the Company had commitments to purchase and construct health care facilities totaling approximately $127,997,000 which were expected to be funded during 1996 or in 1997. Of the foregoing, on February 1, 1996, the Company invested in five long term care campuses in North and South Carolina for $49,000,000. These campuses include 631 congregate or assisted living units and 222 long term care beds. The Company has leased 10 facilities to Emeritus Corporation ("Emeritus") for a 15 year term and made a loan to Emeritus for the remaining facility. Emeritus is one of the largest publicly traded providers of assisted living services in the United States. With this transaction it is expected that revenues from Emeritus will approximate 10 percent of the Company's current portfolio of rents.

     At December 31, 1995, the Company had approximately $30,000,000 in irrevocable letters of credit from commercial banks to back the obligations of many of its Lessees' Lease and borrowers' Loan obligations. The Company may draw upon the letters of credit if there are any defaults under the Leases and/or Loans. Amounts available under letters of credit change from time to time; such changes may be material.

     Management believes that the Company's liquidity and sources of capital are adequate to finance its operations as well as its future investments in additional facilities.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Consolidated Balance Sheets as of December 31, 1995 and 1994 and its Consolidated Statements of Income, Stockholders' Equity, and Cash Flows for the years ended December 31, 1995, 1994 and 1993, together with the report of Arthur Andersen LLP, independent public accountants, are included elsewhere herein. Reference is made to the "Index to Consolidated Financial Statements".

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.
                                  PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company were as follows on February 1, 1996:

          Name                   Age                           Position
---------------------------     -----          -------------------------------------------------
Kenneth B. Roath                  60           Chairman, President and Chief Executive Officer

James G. Reynolds                 44           Executive Vice President and Chief Financial Officer

Devasis Ghose                     42           Senior Vice President - Finance and Treasurer

Edward J. Henning                 42           Senior Vice President, General Counsel and Corporate Secretary

Stephen R. Maulbetsch             38           Senior Vice President - Property and Acquisitions Analysis

     There is hereby incorporated by reference the information appearing under the captions "Board of Directors and Officers" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Registrant's definitive proxy statement relating to its Annual Meeting of Stockholders to be held on April 25, 1996.

Item 11.  EXECUTIVE COMPENSATION

     There is hereby incorporated by reference the information under the caption "Executive Compensation" in the Registrant's definitive proxy statement relating to its Annual Meeting of Stockholders to be held on April 25, 1996.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     There is hereby incorporated by reference the information under the captions "Principal Stockholders" and "Board of Directors and Officers" in the Registrant's definitive proxy statement relating to its Annual Meeting of Stockholders to be held on April 25, 1996.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There is hereby incorporated by reference the information under the caption "Certain Transactions" in the Registrant's definitive proxy statement relating to its Annual Meeting of Stockholders to be held on April 25, 1996.

                                   PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

     a)  Financial Statements:

         1)  Report of Independent Public Accountants

         2)  Financial Statements

             Consolidated Balance Sheets - December 31, 1995 and 1994
              Consolidated Statements of Income - for the years ended December
               31, 1995, 1994 and 1993
             Consolidated Statements of Stockholders' Equity - for the years ended December 31, 1995, 1994 and 1993
             Consolidated Statements of Cash Flows - for the years ended
               December 31, 1995, 1994 and 1993
             Notes to Consolidated Financial Statements

             Note - All schedules have been omitted because the required information is presented in the financial statements and the related notes or because the schedules are not applicable.

     b)  Reports on Form 8-K:

         No reports on Form 8-K were filed by the Company during the fourth quarter of 1995.

     c)  Exhibits

         3.1   Articles of Restatement of the Company. 10/
         3.2   Amended and Restated Bylaws of the Company. 1/
         4.1 Rights Agreement, dated as of July 5, 1990, between the Company and Manufacturers Hanover Trust Company of California, as Rights Agent. 11/
         4.2 Indenture dated as of September 1, 1993 between the Company and The Bank of New York, as Trustee. 12/
         4.3 Indenture dated as of April 1, 1989 between the Company and The Bank of New York for Debt Securities. 2/
         4.4   Form of Fixed Rate Note. 2/
         4.5   Form of Floating Rate Note. 2/

        10.1 Amendment No. 1, dated as of May 30, 1985, to Partnership Agreement of Health Care Property Partners, a California general partnership ("HCPP"), the general partners of which consist of the Company and certain affiliates of Tenet Healthcare Corporation ("Tenet"). 3/
        10.9 Corporate Guaranty of Obligations of Subsidiaries Pursuant to Leases, Percentage Rent Agreement and Contract of Acquisition, dated as of May 30, 1985, from Tenet in favor of HCPP. 3/
       10.10   Deferred Compensation Plan of the Company. 3/
       10.27 Employment Agreement dated April 28, 1988 between the Company and Kenneth B. Roath. 5/
       10.28   Health Care Property Investors, Inc. Executive Retirement
               Plan. 4/
       10.29 Health Care Property Investors, Inc. Amended Stock Incentive Plan, as amended. 8/
       10.30 Health Care Property Investors, Inc. Directors Stock Incentive Plan, as amended. 8/
       10.34 First Amendment to Employment Agreement dated February 1, 1990 between the Company and Kenneth B. Roath. 6/
       10.36 Retirement Plan for Outside Directors of Health Care Property Investors, Inc. as of January 1, 1991. 7/
       10.37 Revolving Credit Agreement dated as of March 31, 1994 among Health Care Property Investors, certain banks and The Bank of New York as agent. 9/
       10.38 Letter from The Bank of New York and banks that are signatories to Revolving Credit Agreement extending commitment. 13/
       10.39 Amendment No. 1 to Health Care Property Investors, Inc. Executive Retirement Plan. 13/

        21.1   List of Subsidiaries.

        23.1   Consent of Independent Public Accountants.

        27.1   Financial Data Schedule

         1/ This exhibit is incorporated by reference to the exhibit numbered 3(ii) in the Company's quarterly report on Form 10-Q for the period ended June 30, 1995

         2/ This exhibit is incorporated by reference to exhibit 4.1, 4.2 and 4.3 in the Company's Form S-3 Registration Statement dated March 20, 1989.

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

        10/ This exhibit is incorporated by reference to exhibit 3.1 in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

        11/ This exhibit is incorporated by reference to exhibit 1 to the Company's Registration Statement on Form 8-A filed with the Commission on July 17, 1990.

        12/ This exhibit is incorporated by reference to exhibit 4.1 to the Company's Registration Statement on Form S-3 dated September 9, 1993.

        13/ This exhibit is incorporated by reference to the corresponding numbered exhibit in the Company's annual report on Form 10-K for the year ended December 31, 1994.

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

Dated: February 6, 1996

                                      HEALTH CARE PROPERTY INVESTORS, INC.
                                                (Registrant)



                                     /s/ KENNETH B. ROATH
                            ---------------------------------------------------

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

Date                                 Signature and Title
----                                 -------------------


February 6, 1996                      /s/ KENNETH B. ROATH
                              -------------------------------------------------
                               Kenneth B. Roath, Chairman of the Board of
                               Directors, President and Chief Executive Officer (Principal Executive Officer)



February 6, 1996                      /s/ JAMES G. REYNOLDS
                              -------------------------------------------------
                               James G. Reynolds, Executive Vice President
                               and Chief Financial Officer
                               (Principal Financial Officer)




February 6, 1996                      /s/ DEVASIS GHOSE
                              -------------------------------------------------
                               Devasis Ghose, Senior Vice President- Finance and Treasurer (Principal Accounting Officer)



February 6, 1996                      /s/ PAUL V. COLONY
                              -------------------------------------------------
                               Paul V. Colony, Director






February 6, 1996                      /s/ ROBERT R. FANNING, JR.
                              -------------------------------------------------
                               Robert R. Fanning, Jr., Director





February 6, 1996                      /s/ MICHAEL D. MCKEE
                              -------------------------------------------------
                               Michael D. McKee, Director




February 6, 1996                      /s/ ORVILLE E. MELBY
                              -------------------------------------------------
                               Orville E. Melby, Director




February 6, 1996                      /s/ HAROLD M. MESSMER, JR.
                              -------------------------------------------------
                               Harold M. Messmer, Jr., Director





February 6, 1996                      /s/ PETER L. RHEIN
                              -------------------------------------------------
                               Peter L. Rhein, Director


                EXHIBIT INDEX

Ex. 21.1  List of Subsidiaries

Ex. 23.1  Consent of Independent Public Accountants

Ex. 27.1  Financial Data Schedule


                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Report of Independent Public Accountants

Consolidated Balance Sheets - as of December 31, 1995 and 1994

Consolidated Statements of Income -
  for the years ended December 31, 1995, 1994 and 1993

Consolidated Statements of Stockholders' Equity - for the years ended December 31, 1995, 1994 and 1993

Consolidated Statements of Cash Flows -
  for the years ended December 31, 1995, 1994 and 1993

Notes to Consolidated Financial Statements





             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Health Care Property Investors, Inc.:


     We have audited the accompanying consolidated balance sheets of Health Care Property Investors, Inc. (a Maryland corporation) as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Health Care Property Investors, Inc. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP

Los Angeles, California
January 16, 1996    (except with respect to the matters discussed in Note
                     13, as to which the date is February 1, 1996)

                                                 HEALTH CARE PROPERTY INVESTORS, INC.

                                                     CONSOLIDATED BALANCE SHEETS

                                           (Dollar amounts in thousands, except par values)



                                                                        December 31,
                                                              1995                        1994
                                                         -----------------------------------------
ASSETS

Real Estate Properties
  Buildings and Improvements                              $  581,152                 $  522,847
  Accumulated Depreciation                                  (121,983)                  (111,540)
                                                          ------------               ------------
                                                             459,169                    411,307
Construction in Progress                                       7,508                      5,674
Land                                                          61,317                     58,814
                                                          ------------               ------------
                                                             527,994                    475,795
Loans Receivable                                             120,959                     79,165
Investments in and Advances to Partnerships                    9,248                      9,642
Other Assets                                                   7,630                      6,296
Cash and Cash Equivalents                                      2,000                      2,928
                                                          ------------               ------------
TOTAL ASSETS                                              $  667,831                 $  573,826
                                                          ============               ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Bank Notes Payable                                        $   31,700                 $   11,200
Senior Notes Due 1998-2015                                   153,994                    150,882
Convertible Subordinated Notes Due 2000                      100,000                    100,000
Mortgage Notes Payable                                        13,390                      9,381
Accounts Payable and Accrued Expenses                         10,568                     13,483
Minority Interests in Partnerships                            18,719                     19,477
Commitments
Stockholders' Equity:
  Preferred Stock, $1.00 par value, 50,000,000
    shares authorized; none outstanding.                        ---                        ---
  Common Stock, $1.00 par value; 100,000,000
    shares authorized; 28,574,194 and 26,733,734
    outstanding as of December 31, 1995 and 1994,
    respectively.                                             28,574                     26,733
Additional Paid-In Capital                                   353,166                    305,049
Cumulative Net Income                                        319,329                    239,063
Cumulative Dividends                                        (361,609)                  (301,442)
                                                          ------------               ------------
Total Stockholders' Equity                                   339,460                    269,403
                                                          ------------               ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $  667,831                 $  573,826
                                                          ============               ============

           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                 HEALTH CARE PROPERTY INVESTORS, INC.

                                                  CONSOLIDATED STATEMENTS OF INCOME

                                           (Amounts in thousands, except per share amounts)


                                                                               Year Ended December 31,

                                                          --------------------------------------------------------------------
                                                               1995                       1994                       1993
                                                          --------------             --------------             --------------
REVENUE

Base Rental Income                                          $   68,717                 $   64,811                 $   60,389
Additional Rental and Interest Income                           18,078                     16,707                     14,698
Interest and Other Income                                       18,160                     15,042                     15,188
Facility Operating Revenue                                         741                      2,436                      2,274
                                                         --------------             --------------             --------------
                                                               105,696                     98,996                     92,549
                                                         --------------             --------------             --------------
EXPENSES

Interest Expense                                                19,339                     20,133                     19,728
Depreciation/Noncash Charges                                    19,208                     17,521                     17,862
Other Expenses                                                   6,034                      5,185                      5,147
Facility Operating Expenses                                        720                      2,595                      2,306
                                                         --------------             --------------             --------------
                                                                45,301                     45,434                     45,043
                                                         --------------             --------------            --------------
INCOME FROM OPERATIONS                                          60,395                     53,562                     47,506
   Minority Interests                                           (3,679)                    (3,585)                    (3,419)
   Gain on Sale of Real Estate Properties                       23,550                        ---                        ---
                                                         --------------             --------------             --------------
NET INCOME                                                  $   80,266                 $   49,977                 $   44,087
                                                         ==============             ==============            ==============

NET INCOME PER SHARE                                        $     2.83                 $     1.87                 $     1.66
                                                         ==============             ==============             ==============

WEIGHTED AVERAGE SHARES OUTSTANDING                             28,348                     26,679                     26,580
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

                                                HEALTH CARE PROPERTY INVESTORS, INC.

                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                       (Amounts in thousands)


                                              Common Stock
                                  -----------------------------------------
                                                                Additional                                         Total
                                    Number         Par Value       Paid-In         Cumulative       Cumulative    Stockholders'
                                  Of Shares        Amount         Capital        Net Income        Dividends       Equity
                                  -----------     ----------    ----------      ------------     -----------    -------------

Balances,
 December 31, 1992                  26,444         $ 26,444       $299,513         $144,999        $(199,581)       $271,375

Issuance of Stock                       30               30            737                                               767
Exercise of Stock Options              159              159          2,515                                             2,674
Net Income                                                                           44,087                           44,087
Dividends                                                                                            (49,030)        (49,030)
                                    -------        ---------      ---------        ---------       -----------       ---------

Balances,
 December 31, 1993                  26,633           26,633        302,765          189,086         (248,611)        269,873

Issuance of Stock                       17               17            575                                               592
Exercise of Stock Options               83               83          1,709                                             1,792
Net Income                                                                           49,977                           49,977
Dividends                                                                                            (52,831)        (52,831)
                                    -------        ---------      ---------        ---------        ----------       ---------

Balances,
 December 31, 1994                  26,733           26,733        305,049          239,063         (301,442)        269,403

Issuance of Stock                    1,805            1,805         47,613                                            49,418
Exercise of Stock Options               36               36            504                                               540
Net Income                                                                           80,266                           80,266
Dividends                                                                                            (60,167)        (60,167)
                                    -------        ---------      ---------        ----------      -----------      ----------

Balances,
 December 31, 1995                  28,574        $ 28,574       $353,166          $319,329        $(361,609)       $339,460
                                   ========       ==========     ==========         =========       ===========      ==========


                 The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                 HEALTH CARE PROPERTY INVESTORS, INC.

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    (Dollar Amounts in thousands)


                                                                             Year Ended December 31,

                                                        --------------------------------------------------------------------
                                                             1995                       1994                       1993
                                                        --------------             --------------             --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                               $   80,266                 $   49,977                 $   44,087
Real Estate Depreciation                                     16,691                     15,829                     15,861
Noncash Charges                                               2,517                      1,692                      2,001
Partnership Adjustments                                        (496)                      (532)                      (522)
Gain on Sale of Real Estate Properties                      (23,550)                       ---                        ---
                                                    ----------------           -----------------          -----------------
FUNDS FROM OPERATIONS                                        75,428                     66,966                     61,427
Change in Other Assets/Liabilities                           (4,264)                    (1,447)                     1,280
                                                    ----------------           -----------------          -----------------
                                                             71,164                     65,519                     62,707
                                                    ----------------           -----------------          -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Real Estate, Net                             (83,345)                   (52,413)                   (34,195)
Proceeds from Sale of Real Estate Properties                  8,387                        ---                        ---
Advances Repaid by Partnerships                                 ---                         88                     14,707
Other Investments and Loans                                  (5,669)                    (9,058)                    (9,827)
                                                    ----------------           -----------------          -----------------
                                                            (80,627)                   (61,383)                   (29,315)
                                                    ----------------           -----------------          -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Bank Notes Payable                             20,500                     11,200                    (12,700)
Repayment of Senior Notes                                   (75,000)                       ---                    (60,000)
Issuance of Senior Notes Due 1998-2015                       77,607                     14,914                     15,906
Convertible Subordinated Notes Due 2000                         ---                        ---                     97,500
Cash Proceeds from Issuing Common Stock                      47,109                      1,709                      2,674
Final Payments on Mortgages                                    (637)                    (1,897)                    (2,864)
Periodic Payments on Mortgages                               (1,148)                    (1,257)                    (1,259)
Dividends Paid                                              (60,167)                   (52,831)                   (49,030)
Other Financing Activities                                      271                       (256)                       941
                                                    ----------------           -----------------          -----------------
                                                              8,535                    (28,418)                    (8,832)
                                                    ----------------           -----------------          -----------------
NET (DECREASE)/INCREASE IN CASH AND
   CASH EQUIVALENTS                                      $     (928)                $  (24,282)                $   24,560
                                                    ================           =================          =================
ADDITIONAL CASH FLOW DISCLOSURES
Interest Paid, Net of Capitalized Interest               $   21,783                 $   20,127                 $   19,282
                                                    ================           =================          =================
Capitalized Interest                                     $      599                 $      332                 $      932
                                                    ================           =================          =================
Mortgages Assumed on Acquired Properties                 $    5,893                 $    3,114                        ---
                                                    ================           =================          =================

               The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



              HEALTH CARE PROPERTY INVESTORS, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  THE COMPANY

     Health Care Property Investors, Inc. (the "Company"), a Maryland corporation, was organized in March 1985 to qualify as a real estate investment trust ("REIT"). The Company was organized to invest in health care related properties located throughout the United States, including long term care facilities, acute care and rehabilitation hospitals, assisted living and congregate care facilities, medical office buildings, physician group practice clinics and psychiatric facilities. As of December 31, 1995, the Company owns interests in 202 properties (the "Properties") located in 36 states and operated by 51 health care providers. The Properties include 144 long term care facilities, six acute care hospitals, six rehabilitation hospitals, 31 congregate care and assisted living centers, 12 medical office buildings, two physician group practice clinics and one psychiatric facility.

(2)  SIGNIFICANT ACCOUNTING POLICIES

REAL ESTATE:

     The Company records the acquisition of real estate at cost and uses the straight-line method of depreciation for buildings and improvements over estimated useful lives ranging up to 45 years. During the current year the Company adopted Financial Accounting Standards Board ("FASB") Statement No. 121 and determined that no impairment write-downs were necessary. The Company provides accelerated depreciation on certain of its investments based primarily on an estimation of net realizable value of such investments at the end of the primary lease terms.

     Acquisition, development and construction arrangements are accounted for as real estate investments/joint ventures or loans based on the characteristics of the arrangements.

INVESTMENTS IN SUBSIDIARIES AND PARTNERSHIPS:

     The equity method of accounting is used for investments in partnerships which are 50% owned. The Company consolidates the accounts of its subsidiaries and partnerships which are majority owned and controlled. All significant intercompany investments, accounts and transactions have been eliminated. The accounting policies of the non-consolidated investments are substantially consistent with those of the Company.

CASH AND CASH EQUIVALENTS:

     Investments purchased with original maturities of three months or less are considered to be cash and cash equivalents.

FEDERAL INCOME TAXES:

     The Company has operated at all times so as to qualify as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986. As such, the Company is not taxed on its income which is distributed to stockholders. At December 31, 1995, the tax basis of the Company's net assets and liabilities exceeds the reported amounts by approximately $12,000,000.

     Earnings and profits, which determine the taxability of dividends to stockholders, differ from net income for financial statements due to the treatment required under the Internal Revenue Code of certain interest income and expense items, depreciable lives, basis of assets and timing of rental income.

ADDITIONAL RENTAL AND INTEREST INCOME:

     Additional Rental and Interest Income includes the amounts in excess of the initial annual base rents and interest. Additional Rental and Interest Income is generated by a percentage of increased revenue over specified base period revenue of the properties, fixed increases in rent or interest, and increases based on inflation indices.

NET INCOME PER SHARE:

     Net Income Per Share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. The effect of common stock equivalents is immaterial.

FUNDS FROM OPERATIONS:

     Funds From Operations is defined as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and non cash charges, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect Funds From Operations on the same basis. Funds From Operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income.

(3)   REAL ESTATE INVESTMENTS

     The Company was organized to make long-term equity-oriented investments principally in operating, income-producing health care related properties. The Company's equity investments have been structured as land and building leasebacks and are made either directly by the Company or through partnerships in which the Company is the general partner.

    Under the terms of the lease agreements, the Company earns fixed monthly base rents and may earn periodic additional rents. At December 31, 1995, minimum future rental income from 155 non-cancellable operating leases was approximately $85,000,000 in 1996, $84,000,000 in 1997, $75,000,000 in 1998,
$60,000,000 in 1999, $50,000,000 in 2000 and $267,000,000 in the aggregate thereafter.

     The Company has certain real estate investments that allow the Company to "put" the facilities to the Lessees at lease termination. These financing leases are classified under Loans Receivable. At December 31, 1995 minimum future interest income from six non-cancellable financing leases was approximately $3,000,000 in each of the next four years, $1,000,000 in 2000 and $2,000,000 in the aggregate thereafter.

     During 1995, the Company purchased and leased or agreed to construct a total of 21 facilities operated by nine different operators for an aggregate investment of approximately $101.9 million. These facilities include 15 assisted living facilities, five long term care facilities and a medical office building.

     In April 1995, the Company sold 10 leased facilities to Beverly Enterprises, Inc. ("Beverly") for $43,450,000, resulting in a gain of $23,550,000. Under the terms of the sale agreement, the Company received net cash proceeds of $8,387,000 and provided a 15 year mortgage with an initial interest rate of 10.4% to Beverly in the initial amount of $34,760,000.

     The following tabulation lists the Company's total real estate investments at December 31, 1995 (Dollar amounts in thousands):

                                        Number
                                          Of                 Buildings &         Total         Accumulated     Mortgage Notes
Facility Type and Location            Facilities    Land    Improvements      Investments      Depreciation       Payable
-----------------------------------------------------------------------------------------------------------------------------
LONG TERM CARE FACILITIES
California                                16      $  6,546     $ 26,059          $ 32,605         $  8,587           $   ---
Colorado                                   3         1,541        9,966            11,507            3,760               ---
Florida                                    8         4,680       25,819            30,499            5,115               ---
Indiana                                   11         2,725       37,674            40,399            7,718               ---
Kansas                                     3           788        9,906            10,694            2,645             1,428
Maryland                                   3         1,287       18,972            20,259            4,343               ---
Massachusetts                              5         1,587       16,814            18,401            6,606               ---
Missouri                                   2         1,215       12,350            13,565            5,144               ---
North Carolina                             7         1,132       22,019            23,151            2,149             5,927
Ohio                                       6         1,125       23,835            24,960            7,562             1,001
Tennessee                                 10         1,072       36,541            37,613            8,720               961
Texas                                     10           816       16,890            17,706            5,341               ---
Wisconsin                                  7         1,197       16,737            17,934            4,985               ---
Others (13 states)                        19         2,603       41,920            44,523           13,836               296
-----------------------------------------------------------------------------------------------------------------------------
 Total Long Term Care Facilities         110        28,314      315,502           343,816           86,511             9,613
-----------------------------------------------------------------------------------------------------------------------------
ACUTE CARE HOSPITALS
Los Gatos, California                      1         3,736       17,139            20,875            5,561               ---
Slidell, Louisiana                         1         2,520       19,412            21,932            5,045               ---
Plaquemine, Louisiana                      1           737        9,722            10,459              904               ---
-----------------------------------------------------------------------------------------------------------------------------
  Total Acute Care Hospitals               3         6,993       46,273            53,266           11,510               ---
-----------------------------------------------------------------------------------------------------------------------------
CONGREGATE CARE AND
   ASSISTED LIVING CENTERS
Arizona                                    1           473        4,434             4,907              ---               ---
California                                 3         3,310       17,140            20,450              161               ---
Florida                                    2           940        5,249             6,189              590               ---
Maryland                                   1         1,008        4,033             5,041              ---               ---
New Mexico                                 1           310        7,105             7,415              318               ---
New York                                   1           150        3,923             4,073               25               ---
Pennsylvania                               2           165       13,838            14,003               79               ---
Texas                                      6         1,142        9,785            10,927               81               ---
Virginia                                   1           912        4,616             5,528              199               ---
Washington                                 2           545        6,179             6,724              ---               ---
Others (4 States)                          4         1,060       14,445            15,505            1,870             1,043
-----------------------------------------------------------------------------------------------------------------------------
   Total Congregate Care and
        Assisted Living                   24        10,015       90,747           100,762            3,323             1,043
-----------------------------------------------------------------------------------------------------------------------------
PSYCHIATRIC FACILITY, Georgia              1           738        3,181             3,919            1,330               ---
-----------------------------------------------------------------------------------------------------------------------------
REHABILITATION HOSPITALS
Peoria, Arizona                            1         1,565        7,050             8,616            1,044               ---
Little Rock, Arkansas                      1           709        9,599            10,308            1,207               ---
Colorado Springs, Colorado                 1           690        8,346             9,036              998               ---
Overland Park, Kansas                      1         2,316       10,719            13,035            1,691               ---
San Antonio/Dallas, Texas                  2         3,990       29,679            33,668            9,331               ---
-----------------------------------------------------------------------------------------------------------------------------
  Total Rehabilitation Hospitals           6         9,270       65,393            74,663           14,271               ---
-----------------------------------------------------------------------------------------------------------------------------
MEDICAL OFFICE BUILDINGS
Texas                                      8         1,966       38,774            40,740            4,283               ---
Utah                                       1           276        4,392             4,668               23               ---
-----------------------------------------------------------------------------------------------------------------------------
  Total Medical Office Buildings           9         2,242       43,166            45,408            4,306               ---
-----------------------------------------------------------------------------------------------------------------------------
Physician Group Practice Clinics           2         3,745       24,398            28,143              732             2,734
-----------------------------------------------------------------------------------------------------------------------------
  TOTAL CONSOLIDATED REAL ESTATE OWNED   155        61,317      588,660           649,977          121,983            13,390
-----------------------------------------------------------------------------------------------------------------------------
Partnership Investments,
   Including All Partners' Assets         16           ---          ---            55,273              ---               ---
Financing Leases                           6           ---          ---            22,139              ---               ---
Mortgage Loans (see Note 6)               25           ---          ---            97,451              ---               ---
-----------------------------------------------------------------------------------------------------------------------------
  TOTAL INVESTMENT PORTFOLIO             202      $ 61,317    $ 588,660         $ 824,840        $ 121,983          $ 13,390
=============================================================================================================================

COMPANY OPERATED FACILITIES:

     From time to time, the Company operates facilities as a result of Lease terminations. The Company had one such facility in 1995, 1994 and 1993, and the related operations was included in the Company's consolidated financial statements under Facility Operating Revenue and Facility Operating Expenses. In April 1995, the Company sold the facility.

(4)     MAJOR OPERATORS

     Listed below are the Company's major operators which represent five percent or more of the Company's revenue, the investment in Properties operated by those health care providers, and the percentage of total revenue from these operators for the years ended December 31, 1995, 1994 and 1993. All of these operators are publicly traded companies.

                                                                           Percentage of Total Revenue
                                                                             Year Ended December 31,
                                         Investment at
                                        December 31, 1995                      1995   1994    1993
                                        -----------------                      ----   ----    ----
                                  (Dollar amounts in thousands)

Vencor, Inc. (formerly Hillhaven)           $158,422                            22%     23%    24%

Beverly Enterprises, Inc.                     70,721                            11      12     12

Horizon/CMS Healthcare Corp.                  53,237                             9      10     11

Tenet Healthcare Corporation                  42,806                             8       8     14

Columbia/HCA Healthcare Corp.                 73,103                             7       7      5

HealthSouth Corporation                       42,284                             6       7     --
                                            --------                            ----    ----   ----
                                            $440,573                            63%     67%    66%
                                            ========                            ====    ====   ====

     Certain of these facilities have been subleased or assigned to other operators.

     The Company and Tenet Healthcare Corporation (hereinafter, together with its subsidiaries "Tenet"), entered into a joint venture agreement in 1985, with equity interests of 77% and 23%, respectively, to own and leaseback 24 health care facilities. The Company and its partnerships have leased 44 additional facilities to Tenet and Vencor, Inc. and its subsidiaries ("Vencor"). In January 1994, two rehabilitation hospitals with an investment value of approximately $33,668,000 that had been leased by Tenet were assigned to HealthSouth Corporation. These facilities constituted 5% of the Company's total revenue for the year ended December 31, 1995. All of the leases referred to in this paragraph representing 35% of the Company's total revenue for the year ended December 31, 1995 are unconditionally guaranteed by Tenet.

(5)   INVESTMENTS IN PARTNERSHIPS

     As of December 31, 1995, the Company was the general partner and a 50% equity interest owner in Health Care Investors I, a limited partnership that was created in 1985 to invest in nine long term care facilities in Missouri and one long term care facility each in Illinois and Arkansas. All of the properties were leased to Vencor on a long-term basis. A Director of the Company was a 15.2% limited partner in this partnership since inception.

     On January 19, 1996, Health Care Investors I sold nine long term care facilities in Missouri for $20,675,000 and repaid the outstanding mortgage loan of $15,185,000 which was secured by the partnership assets. Subsequently, the Company acquired the partnership interests of all of the limited partners and paid each limited partner its pro rata share of (I) the net proceeds from the Missouri sale, (ii) the value of the two remaining properties and (iii) $1,015,000 paid to resolve claims previously made by two unaffiliated limited partners. The Company now has a 100% investment in the two remaining long term care facilities.

     The Company is the general partner and a 50% equity interest owner in five partnerships that each lease a congregate care center.

     Combined summarized financial information of the partnerships follows:

                                                                     December 31,
                                                      1995                               1994
                                                --------------------------------------------------
                                                               (Amounts in thousands)

Real Estate Properties, Net                         $37,596                            $39,074
Other Assets                                          2,540                              3,208
                                                    -------                            -------
Total Assets                                        $40,136                            $42,282
                                                    =======                            =======

Notes Payable to Others                             $30,923                            $31,609
Accounts Payable                                        322                                387
Other Partners' Capital/(Deficit)                      (357)                               644
Investments and Advances from the Company             9,248                              9,642
                                                    -------                            -------
Total Liabilities and Partners' Capital             $40,136                            $42,282
                                                    =======                            =======
Rental Income                                       $ 7,951                            $ 7,756
                                                    =======                            =======
Net Income                                          $ 1,874                            $ 1,536
                                                    =======                            =======
Company's Equity in Partnership Operations          $ 1,508                            $ 1,318
Distributions to the Company                          1,746                              1,590
                                                    -------                            -------
Distributions from Partnerships in Excess
   of Income                                        $   238                            $   272
                                                    =======                            =======

(6)   LOANS RECEIVABLE

     The following is a summary of the Loans Receivable:

                                                                    December 31,
                                                           1995                     1994
                                                     ---------------------------------------
                                                             (Amounts in thousands)

Mortgage Loans (see below)                               $ 97,451                 $ 55,398
Financing Leases (see note 3)                              22,139                   20,595
Equipment and Other Loans                                   1,369                    3,172
                                                         --------                 --------
Total Loans Receivable                                   $120,959                 $ 79,165
                                                         ========                 ========

     The following is a summary of mortgage loans receivable at December 31, 1995:

 Final         Number                                                         Initial
Payment          of                                                          Principal          Carrying
 Due           Loans                   Payment Terms                          Amount             Amount
-------------------------------------------------------------------------------------------------------------
                                                                             (Dollar amounts in thousands)

1996-2002        5            Monthly payments from $9,900 to                $  7,144          $  6,018
                              $27,300 including effective interest
                              of approximately 20.48% secured by five
                              long term care facilities located in
                              California and Arizona.

  2001           2            Monthly payments from $112,500 to                31,665             27,696
                              $337,500 including average interest of
                              11.84% secured by two acute care hospitals
                              and two medical office building leased and
                              operated by Columbia/HCA Healthcare Corp.

  2003           1            Monthly payment of $96,800 including             10,991             10,997
                              interest of 9.86% on an acute care
                              hospital operated by OrNda Health Care.

  2005           1            Monthly payment of $56,200 including              6,394              6,309
                              interest of 9.58% on an assisted living
                              facility in New Jersey operated by Emeritus
                              Corporation.

  2009           2            Monthly payments from $40,300 to $61,700         10,228             10,068
                              including interest of 10.96% to 11.81%
                              on one medical office building and a
                              long term care facility located in
                              California.

 2010            1            Monthly payments of $325,700 including           34,760             34,584
                              fixed interest of 10.40% secured by nine
                              long term care and one congregate care
                              facilities operated by Beverly.

 2015            1            Monthly payment of $18,000 including              1,800              1,779
                              fixed interest of 10.50% on a long term
                              care facility in Michigan.
                ---                                                          ---------          ---------
Totals          13                                                           $102,982           $ 97,451
                ===                                                          =========          =========

     During 1995 the Company funded three mortgage loans totaling
$42,954,000 covering 12 properties which mature from 2005 to 2015.

     At December 31, 1995, minimum future principal payments from non-cancellable mortgage loans was approximately $3,398,000 in 1996, $4,477,000 in 1997, $6,156,000 in 1998, $3,369,000 in 1999, $5,992,000 in 2000 and
$74,059,000 in the aggregate thereafter.

(7)   NOTES PAYABLE

SENIOR NOTES DUE 1998 TO 2015:

     The following is a summary of Senior Notes outstanding at December 31, 1995 and 1994:

 Year                         December 31,                                                       Prepayment
Issued                   1995             1994        Interest Rate          Maturity          Without Penalty
------                 --------         --------      -------------          --------          ---------------
                      (Dollar Amount in Thousands)
1988                   $    ---         $ 75,000         9.875%                1998               1995-1998
1989                     10,000           10,000         10.56%                1999                  None
1990                     12,500           12,500      10.20-10.30%             2000               1997-2000
1991                     22,500           22,500       9.44-9.88%              2001               1998-2001
1993                     10,000           10,000          8.00%                2003               2000-2003
1993                      6,000            6,000       6.10-6.70%            1998-2003               None
1994                     15,000           15,000       8.81-9.10%            1999-2004               None
1995                     58,000              ---       7.03-8.87%            2000-2005               None
1995                     20,000              ---       6.62-9.00%            2010-2015            2002-2015
                      ----------       ----------
                       $154,000         $151,000
Less Unamortized
 Original Issue
 Discount                    (6)            (118)
                      ----------       ----------
                       $153,994         $150,882
                      ==========        =========

     The weighted average interest rate on the Senior Notes was 9.07% and 9.63% for 1995 and 1994, respectively, and the weighted average balance of the Senior Notes borrowings was approximately $129,500,000 and $137,500,000 during 1995 and 1994, respectively. The Senior Notes are recorded net of remaining original issue discounts which aggregate $6,000 at December 31, 1995 and $118,000 at December 31, 1994. These amounts are amortized over the term of the Notes. If held to maturity, the first required Senior Note maturities would be $5,000,000 in 1998, $15,000,000 in 1999, 22,500,000 in
2000 and $111,500,000 thereafter.

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

MORTGAGE NOTES PAYABLE:

     At December 31, 1995, Mortgage Notes Payable were $13,390,000 secured by 13 health care facilities with a net book value of approximately $41,661,000. Interest rates on the mortgage notes ranged from 4.50% to 9.75%. Required principal payments on the notes range from $1,020,000 to $1,427,000 per year in the next five years and $6,764,000 in the aggregate thereafter.

BANK NOTES:

     The Company has an unsecured revolving credit line aggregating $100,000,000 with certain banks. This credit line expires on March 31, 1998 and bears an annual facility fee of 0.20%. These agreements provide for interest at the Prime Rate, the London Interbank Offered Rate plus .425% or at a rate negotiated with each bank at the time of borrowing. Interest rates incurred by the Company ranged from 5.69% to 6.94%, and 5.00% to 6.25%, on maximum short-term bank borrowings of $53,300,000 and $11,200,000 for 1995 and 1994, respectively. The weighted average interest rates were approximately 6.17% and 5.90% on weighted average short-term bank borrowings of $16,427,000 and $4,216,000 for the same respective periods.

(8)  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents

     The carrying amount approximates fair value because of the short maturity of those instruments.

Mortgage Loans Receivable and Long-Term Debt

     Fair values are based on the estimates of management and on rates currently prevailing for comparable loans and instruments of comparable maturities, and are as follows:

                                  December 31, 1995               December 31, 1994
                                 -------------------             -------------------
                                Carrying          Fair          Carrying            Fair
                                 Amount          Value           Amount            Value
                               ----------       -------        ----------         -------
                                                 (Amounts in thousands)

Mortgage Loans Receivable       $ 97,451       107,000          $ 55,398         $ 60,000
Long-Term Debt                   267,384       284,000           260,263          254,000

(9)  STOCK INCENTIVE PLANS

     Under the terms of the Company's Directors' Stock Incentive Plan and the Company's Amended Stock Incentive Plan ("Plans"), the Company has reserved for issuance up to 2,500,000 of the outstanding shares of common stock. Directors, Officers and key employees of the Company are eligible to participate in the Plans. The following is a list of stock options and awards:

                                     Stock Options                          Incentive Stock Awards
                                     -------------                          ----------------------
                           Number of Shares    Exercise Price                  Number of Shares
                           ----------------    --------------                  ----------------
Outstanding at
January 1, 1993                 587,680         $9.50-$22.50                      27,100

Granted

1993                            369,450        $25.53-$27.75                      30,550
1994                             69,050        $29.13-$30.16                      20,550
1995                             87,700        $28.38-$30.38                      79,220

Cancelled-1994                  (19,800)       $12.20-$29.13                      (3,200)

Exercised

1993                            158,980        $12.11-$22.50
1994                             83,200        $12.11-$25.18
1995                             36,240        $12.11-$25.53

     The incentive stock awards ("Awards") are granted at no cost to the employees. The Awards generally vest and are amortized over five-year periods. The stock options become exercisable on either a one-year or a five-year schedule after the date of the grant.

     The Company accounts for stock options under Accounting Principles Board Opinion 25 (APB25), Accounting for Stock Issued to Employees. In 1995, the FASB promulgated FASB Statement No. 123, Accounting for Stock Based Compensation. FASB 123 permits the Company to continue accounting for stock options under APB 25.

     During the year ended December 31, 1994, the Company made loans totaling $1,596,000 secured by stock in the Company for the purpose of exercising incentive stock options by Directors, Officers and key employees. No loans were made during the year ended December 31, 1995. The interest rate charged, based on the prevailing applicable federal rates, was 7.00% in 1994. As of December 31, 1995, $589,000 in such loans included under the caption Loans Receivable were outstanding.

(10)  DIVIDENDS

     Dividend payment dates are scheduled approximately 50 days following each calendar quarter. A dividend of $0.56 per share was declared by the Board of Directors on January 24, 1996, to be paid on February 20, 1996 to stockholders of record on February 5, 1996.

     In order to qualify as a real estate investment trust, the Company must, among other requirements, distribute at least 95% of its real estate investment trust taxable income to its stockholders.

     Per share dividend payments by the Company to the stockholders were characterized in the following manner for tax purposes:

                                 1995          1994          1993

                               ---------     ---------     ---------
Ordinary Income                 $1.3450       $1.9800       $1.8450
Capital Gain Income               .7950         ----          ----
Return of Capital                 ----          ----          ----
                               ---------     ---------     ---------
Total Dividends Paid            $2.1400       $1.9800       $1.8450
                               =========     =========     =========

(11)   COMMITMENTS

     As of December 31, 1995, the Company had committed to acquire or invest in 11 assisted living facilities and one long term care facility totaling approximately $96,375,000 (see Note 13 below). In addition, the Company had committed to fund construction costs and or improvements at new and existing facilities as follows:

     New facilities (five assisted living                  $22,255,000
          facilities, and one long term care
          facility)

     Existing facilities (six medical office                 9,367,000
          buildings, two assisted living facilities,
          two long term care facilities and one
          physician group practice clinic)                 ------------
                                                           $31,622,000
                                                           ============

(12)   QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                 Three Months Ended
                                        March 31          June 30          September 30          December 31
                                        --------          -------          ------------          -----------
                                                  (Amounts in thousands, except per share amounts)

1995
----
Revenue                                 $26,728           $25,911             $26,274               $26,783
Net Income                              $13,756           $37,866 <F1>        $14,644               $14,000

Dividends Paid Per Share                $ .5200           $ .5300             $ .5400               $ .5500
Net Income Per Share                    $   .50           $  1.33 <F1>        $   .51               $   .49

1994
----
Revenue                                 $23,617           $25,389             $24,525               $25,465
Net Income                              $11,252           $13,208             $12,417               $13,100

Dividends Paid Per Share                $ .4800           $ .4900             $ .5000               $ .5100
Net Income Per Share                    $   .42           $   .50             $   .46               $   .49


<F1>  Includes $23,550,000 or $0.83 per share for gain on sale of properties.

(13)  SUBSEQUENT EVENTS

     On February 1, 1996, the Company invested in five long term care campuses in North and South Carolina for $49,000,000. These campuses include 631 congregate or assisted living units and 222 long term care beds. The Company has leased 10 facilities to Emeritus Corporation ("Emeritus") for a 15 year term and made a loan to Emeritus for the remaining facility. With this transaction, it is expected that revenues from Emeritus will approximate 10 percent of the Company's portfolio of rents.



                            APPENDIX I

                   TENET HEALTHCARE CORPORATION



     SET FORTH BELOW IS CERTAIN CONDENSED FINANCIAL DATA OF TENET HEALTHCARE CORPORATION ("TENET") WHICH IS TAKEN FROM TENET'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MAY 31, 1995 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "COMMISSION") UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"), AND THE TENET QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED NOVEMBER 30, 1995 AS FILED WITH THE COMMISSION.

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





                              TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

                                  CONSOLIDATED CONDENSED BALANCE SHEETS

                                       (Dollar amounts in millions)


                                                                  November 30,                   May 31,
                                                                     1995                         1995
                                                                 ------------                   ---------
    A S S E T S

Cash and cash equivalents                                            $     99                   $    155
Short-term investments in debt securities                                 135                        139
Accounts and notes receivable, less
  allowance for doubtful accounts
  ($161 at November 30 and $184 at May 31)                                731                        565
Inventories of supplies, at cost                                          125                        116
Deferred income taxes                                                     268                        410
Assets held for sale                                                       38                        184
Prepaid expenses and other assets                                          59                         55
                                                                     ---------                   --------
       Total current assets                                             1,455                      1,624
                                                                     ---------                   --------


Investments and other assets                                              510                        362
Property, plant and equipment, net                                      3,564                      3,319

Intangible assets, at cost
     Less accumulated amortization
     ($99 at November 30 and $58 at May 31)                             2,612                      2,613
                                                                     ---------                   --------
                                                                     $  8,141                    $ 7,918
                                                                     =========                   ========

                       TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED CONDENSED BALANCE SHEETS

                     (Dollar amounts in millions, except par values and share amounts)



                                                                   November 30,                May 31,
                                                                      1995                      1995
                                                                   ------------                -------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current portion of long-term debt                                  $       273              $       252
Short-term borrowings and notes                                              2                       35
Accounts payable                                                           268                      359
Employee compensation and benefits                                         162                      162
Reserves related to discontinued operations                                 25                       77
Other current liabilities                                                  449                      471
                                                                    -----------              ------------
  Total current liabilities                                              1,179                    1,356
                                                                    -----------              ------------


Long-term debt, net of current portion                                   3,255                    3,273
Other long-term liabilities and minority interests                         968                    1,002

Deferred income taxes                                                      384                      301

Common stock, $.075 par value; authorized 450,000,000 shares;
 218,713,406 shares issued at November 30, 1995
  and at May 31, 1995                                                       16                       16
Other shareholders' equity                                               2,558                    2,242
Treasury stock, at cost, 15,159,055 shares at
  November 30, 1995 and 18,775,274 at May 31, 1995                        (219)                    (272)
                                                                    -----------              ------------
     Total stockholders' equity                                          2,355                    1,986
                                                                    -----------              ------------
                                                                    $    8,141               $    7,918
                                                                    ===========              ============


                              TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

                               CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                       (Dollar amounts in millions)




                                                                      Six months ended                 Year ended
                                                                      November 30, 1995               May 31, 1995
                                                                      -----------------               ------------

Net operating revenues                                                   $    2,655                    $    3,318
                                                                      -----------------               ------------

Operating and administrative expenses                                        (2,127)                       (2,732)
Depreciation and amortization                                                  (163)                         (195)
Interest expense, net of capitalized portion                                   (158)                         (138)
                                                                      -----------------               ------------
Total costs and expenses                                                     (2,448)                       (3,065)
                                                                      -----------------               ------------
Investment earnings                                                              13                            27
Equity in earnings of unconsolidated affiliates                                  14                            28
Minority interests in income of consolidated subsidiaries                       (11)                           (9)
Net (loss)/gain on disposals of facilities
   and long-term investments                                                    295                            (2)
Gain on sale of subsidiary's common stock                                        17                            32
                                                                      -----------------               ------------
Income from continuing operations before income taxes                           535                           329
Taxes on income                                                                (234)                         (135)
                                                                      -----------------               ------------
Income from continuing operations                                               301                           194
                                                                      -----------------               ------------
Discontinued operations                                                         ---                            (9)
Extraordinary charge from early extinguishment of debt                          ---                           (20)
                                                                       ----------------               ------------
Net income                                                                $     301                    $      165
                                                                       ================               ============



                                      TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

                                     CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                               (Dollar amounts in millions)

                                                                         Six Months Ended                   Year Ended
                                                                         November 30, 1995                 May 31, 1995
                                                                         -----------------                 ------------

NET CASH PROVIDED BY(USED IN) OPERATING ACTIVITIES
(including changes in all operating assets and liabilities):                 $      11                       $      (7)
                                                                            ------------                   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment                                      (161)                           (264)
   Purchase of new businesses, net of cash acquired                               (367)                         (1,429)
   Proceeds from sales of facilities, investments and other assets                 403                             172
   Other items                                                                     (10)                              8
                                                                           -------------                  -------------
     Net cash provided by (used in) investing activities                          (135)                         (1,513)
                                                                           -------------                  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of 8-5/8% Senior Notes                                       487                             ---
   Payments of other borrowings                                                 (1,065)                         (1,388)
   Proceeds from other borrowings                                                  592                           2,742
   Cash dividends paid to shareholders                                             ---                             ---
   Proceeds from exercises of performance options                                   45                             ---
   Proceeds from stock options exercised                                             9                             ---
   Other items                                                                     ---                               8
                                                                            -------------                  -------------

   Net cash used in financing activities                                            68                           1,362
                                                                            -------------                  -------------

   Net decrease in cash and cash equivalents                                       (56)                           (158)
   Cash and cash equivalents at beginning of year                                  155                             313
                                                                           --------------                  --------------
   Cash and cash equivalents at end of year                                  $      99                       $     155
                                                                           ==============                  ==============
