Form 10-Q
period 1996-03-31
HEALTH CARE PROPERTY INVESTORS INC
filed 1996-05-14
CIK 765880

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                              FORM 10-Q
(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 1996.

                                  OR

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934. For the transition period from ..... to .......

                    Commission file number 1-8895
- ----------------------------------------------------------------------------
                 HEALTH CARE PROPERTY INVESTORS, INC.
        (Exact name of registrant as specified in its charter)
- ----------------------------------------------------------------------------
        Maryland                                33-0091377
(State or other jurisdiction of                 (I.R.S. Employer
incorporation of organization)                  Identification No.)

                10990 Wilshire Boulevard, Suite 1200
                   Los Angeles, California  90024
              (Address of principal executive offices)

                          (310) 473-1990
          (Registrant's telephone number, including area code)
                        ___________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     As of May 10, 1996 there were 28,665,214 shares of $1.00 par value common stock outstanding.

- ----------------------------------------------------------------------------

                    HEALTH CARE PROPERTY INVESTORS, INC.

                                  INDEX

                      PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements:

         Consolidated Balance Sheets
         March 31, 1996 and December 31, 1995

         Consolidated Statements of Income
         Three Months Ended March 31, 1996 and 1995

         Consolidated Statements of Cash Flows
         Three Months Ended March 31, 1996 and 1995

         Notes to Consolidated Condensed Financial Statements

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

                       PART II.  OTHER INFORMATION

Signatures

                    Health Care Property Investors, Inc.

                        Consolidated Balance Sheets

                                (unaudited)

                       (Dollar amounts in thousands)

                                                   March 31,    December 31,
                                                      1996          1995
                                                   ---------    ------------
Assets
Real Estate Properties
   Buildings and Improvements                      $ 653,700       $ 581,152
   Accumulated Depreciation                         (128,467)      (121,983)
                                                   ---------       ---------
                                                     525,233         459,169
   Construction in Progress                            6,553           7,508
   Land                                               65,006          61,317
                                                   ---------       ---------
                                                     596,792         527,994
Loans Receivable                                     116,515         120,959
Investments in and Advances to Partnerships            9,097           9,248
Other Assets                                           9,257           7,630
Cash and Cash Equivalents                             24,116           2,000
                                                   ---------       ---------
Total Assets                                       $ 755,777       $ 667,831
                                                   =========       =========

Liabilities and Stockholders' Equity
Bank Notes Payable                                 $     ---       $  31,700
Senior Notes Due 1998-2015                           267,344         153,994
Convertible Subordinated Notes Due 2000              100,000         100,000
Mortgage Notes Payable                                13,041          13,390
Accounts Payable and Accrued Expenses                 16,498          10,568
Minority Interests in Partnerships                    18,734          18,719
Commitments
Stockholders' Equity:
   Common Stock                                       28,655          28,574
   Additional Paid-In Capital                        355,205         353,166
   Cumulative Net Income                             333,930         319,329
   Cumulative Dividends                             (377,630)       (361,609)
                                                   ---------       ---------
Total Stockholders' Equity                           340,160         339,460
                                                   ---------       ---------

Total Liabilities and Stockholders' Equity         $ 755,777       $ 667,831
                                                   =========       =========

See accompanying Notes to Consolidated Condensed Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    Health Care Property Investors, Inc.

                     Consolidated Statements of Income

                                (unaudited)

              (Amounts in thousands, except per share amounts)

                                                        Three Months
                                                       Ended March 31,
                                                      -----------------
                                                       1996       1995
                                                      -------    ------

Revenue
   Base Rental Income                                $ 20,184  $ 17,152
   Additional Rental and Interest Income                4,782     4,864
   Interest and Other Income                            3,977     3,971
   Facility Operating Revenue                             ---       741
                                                     --------  --------
                                                       28,943    26,728
                                                     --------  --------

Expense
   Interest Expense                                     6,293     5,346
   Depreciation/Noncash Charges                         5,253     4,507
   Other Expenses                                       1,752     1,417
   Facility Operating Expense                             ---       720
                                                     --------  --------
                                                       13,298    11,990
                                                     --------  --------
Income From Operations                                 15,645    14,738
   Minority Interests                                  (1,044)     (982)
                                                     --------  --------
Net Income                                           $ 14,601  $ 13,756
                                                     ========  ========

Net Income Per Share                                 $   0.51  $   0.50
                                                     ========  ========

Weighted Average Shares Outstanding                    28,607    27,751
                                                     ========  ========

See accompanying Notes to Consolidated Condensed Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    Health Care Property Investors, Inc.

                   Consolidated Statements of Cash Flows

                                (unaudited)

                       (Dollar Amounts in Thousands)

                                                       Three Months
                                                      Ended March 31,
                                                     ----------------
                                                     1996        1995
                                                   ---------   --------
Cash Flows from Operating Activities
   Net Income                                      $  14,601   $  13,756
   Real Estate Depreciation                            4,700       3,994
   Partnership Adjustments                               (96)       (158)
                                                   ---------   ---------
Funds From Operations                                 19,205      17,592
   Change in Other Assets/Liabilities                  7,221        (640)
                                                   ---------   ---------
                                                      26,426      16,952
                                                   ---------   ---------

Cash Flows from Investing Activities
   Acquisition of Real Estate Properties, Net        (75,282)     (3,977)
   Advances Repaid by Partnerships                       ---          24
   Other Investments and Loans                         4,882        (450)
                                                   ---------   ---------
                                                     (70,400)     (4,403)
                                                   ---------   ---------

Cash Flows from Financing Activities
   Net Change in Bank Notes Payable                  (31,700)      1,800
   Repayment of Senior Notes                             ---     (75,000)
   Issuance of Senior Notes due 1998-2015            113,329      26,840
   Cash Proceeds from issuing Common Stock               877      47,109
   Increase in Minority Interests                        ---          64
   Final Payments on Mortgages                           ---        (280)
   Periodic Payments on Mortgages                       (329)       (327)
   Dividends Paid                                    (16,021)    (13,926)
   Other Financing Activities                            (66)        306
                                                    --------    --------
                                                      66,090     (13,414)
                                                    --------    --------

Net Increase (Decrease) in Cash and
   Cash Equivalents                                 $ 22,116    $   (865)
                                                    ========    ========

See accompanying notes to Consolidated Condensed Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    HEALTH CARE PROPERTY INVESTORS, INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              March 31, 1996

                                (UNAUDITED)

(1)  SIGNIFICANT ACCOUNTING POLICIES

The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments that are necessary to state fairly the Company's financial position, the results of its operations, and its cash flows. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the preceding fiscal year ended December 31, 1995 and that the adequacy of additional disclosures needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures that would substantially duplicate the disclosures contained in the Company's most recent annual report to security holders have been omitted. The interim financial information contained herein is not necessarily representative of a full year's operations for various reasons including acquisitions, changes in rents, interest rates and the timing of debt and equity financings. These same considerations apply to all year-to-year comparisons.

Net Income Per Share

Net income per share is calculated by dividing net income by the weighted average common shares outstanding during the period. There were 28,655,214 shares outstanding as of March 31, 1996.

Funds From Operations

Effective January 1, 1996, the Company adopted the new definition of Funds From Operations prescribed by the National Association of Real Estate Investment Trusts. Funds From Operations is now defined as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus real estate depreciation, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect Funds From Operations on the same basis. Funds From Operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income. Funds From Operations for the quarter ended March 31, 1995 have been restated for comparative purposes.

(2)  MAJOR OPERATORS

Listed below are the Company's major operators and the percentage of current revenue from these operators.

                                                               Percentage of
Operators                                      Revenue         Total Revenue
- ------------                                  -----------      -------------
Vencor, Inc. ("Vencor")                        $6,106,000            21%
Horizon/CMS Health Corporation                  2,510,000             9
Beverly Enterprises, Inc.                       2,475,000             9
Tenet Healthcare Corporation ("Tenet")          2,299,000             8
Columbia/HCA Healthcare Corp.                   2,077,000             7
Emeritus Corporation                            1,749,000             6
HealthSouth Corporation ("HealthSouth")         1,672,000             6

All of the leases with subsidiaries of Tenet, Vencor, and certain leases with HealthSouth are unconditionally guaranteed by Tenet. The guaranteed leases represent 34% of the Company's total revenue for the three months ended March 31, 1996.

(3)  STOCKHOLDERS' EQUITY

The following tabulation is a summary of the activity for the Stockholders'
Equity account for the three months ended March 31, 1996 (amounts in thousands):

                                Common Stock
                                -------------
                                         Par      Additional                                   Total
                            Number of   Value      Paid In     Cumulative    Cumulative   Stockholders'
                             Shares     Amount     Capital     Net Income    Dividends        Equity
- ------------------------------------------------------------------------------------------------------
Balance, December 31,1995    28,574   $28,574   $353,166     $319,329      $(361,609)      $339,460
Issuance of Stock, Net           33        33      1,134                                      1,167
Exercise of Stock Options        48        48        905                                        953
Net Income                                                     14,601                        14,601
Dividends Paid                                                               (16,021)       (16,021)
- ------------------------------------------------------------------------------------------------------
Balance, March 31,1996       28,655   $28,655   $355,205     $333,930      $(377,630)      $340,160
=======================================================================================================

(4)  COMMITMENTS

The Company has outstanding commitments to fund construction costs of approximately $90,000,000 and acquire health care facilities valued at approximately $30,000,000. The Company expects that most of these commitments totaling approximately $120,000,000 will be funded but that some, due to various reasons including utilization of other financing sources or inability to obtain required internal or governmental approvals, will not be funded.

(5)  SUBSEQUENT EVENTS

On April 25, 1996 the Board of Directors declared a quarterly dividend of $0.57 per share payable on May 20, 1996, to stockholders of record on the close of business on May 3,1996.

                   HEALTH CARE PROPERTY INVESTORS, INC.
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

GENERAL

The Company is in the business of acquiring health care facilities that it leases on a long term basis to health care providers. On a more limited basis, the Company has provided mortgage financing on health care facilities. As of March 31, 1996, the Company's portfolio of properties, including equity investments, consisted of 206 facilities located in 37 states. These facilities are comprised of 137 long term care facilities, 42 congregate care and assisted living facilities, 12 medical office buildings, six acute care hospitals, six rehabilitation facilities, two physician group practice clinics and one psychiatric care facility. The gross acquisition price of the properties, which includes partnership acquisitions, was approximately $873,578,000 at March 31, 1996.

During the quarter ended March 31, 1996, the Company expended approximately $68,000,000 on investments in health care facilities. As of March 31, 1996, the Company had commitments to purchase and construct health care facilities totaling approximately $120,000,000 for funding during 1996 and 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed acquisitions through the sale of common stock, the issuance of long term debt, the assumption of mortgage debt, the use of short-term bank lines and through internally generated cash flow. Facilities under construction are generally financed by means of cash on hand or short term borrowings under the Company's existing bank lines. In the future, the Company may use its Medium- Term Note ("MTN") program to finance a portion of the costs of construction. At the completion of construction and commencement of the lease, short term borrowings used in the construction phase are generally refinanced with new long term debt or equity offerings.

On February 15, 1996, the Company issued $115,000,000 in Unsecured Senior Notes due 2006 bearing a coupon of 6.5%. The majority of the proceeds from this debt issuance was used to fund acquisitions made during the second half of 1995 and for the first quarter of 1996 with the balance invested temporarily in short term investments pending deployment in long term asset acquisitions. At March 31,1996, stockholders' equity in the Company totaled $340,160,000 and the debt to equity ratio was 1.12 to 1. For the three months ended March 31, 1996, Funds From Operations covered interest expense
4.1 to 1.

At March 31, 1996, the Company had approximately $50,975,000 available under its Medium Term Note Program registered pursuant to a shelf registration statement for future issuance of MTNs from time to time based on Company needs and then existing market conditions. In September, 1995, the Company registered $200,000,000 of debt and equity securities under a shelf registration statement filed with the Securities and Exchange Commission of which $85,000,000 in debt or equity securities remains available to be offered by the Company. As of March 31, 1996, the Company had $100,000,000 available on its revolving line of credit. This line of credit with a group of seven domestic and international banks expires on March 31, 1999. The Company's Senior and Convertible Subordinated Notes have been rated investment grade by debt rating agencies since 1986.

Current ratings are as follows:

                         Moody's       Standard & Poor's       Duff & Phelps
                        ----------     --------------------    -------------
- -
Senior Notes              Baa1                 BBB+                  A-
Convertible
   Subordinated Notes     Baa2                 BBB                   BBB+

Since inception in May 1985, the Company has recorded approximately $449,459,000 in cumulative Funds From Operations. Of this amount, a total of $377,630,000 has been distributed to stockholders as dividends. The balance of $71,829,000 has been retained, and is an additional source of capital for the Company.

At March 31, 1996, the Company had approximately $30,700,000 in irrevocable letters of credit from commercial banks to secure the obligations of many lessees' lease and borrowers' loan obligations. The Company may draw upon the letters of credit if there are any defaults under the leases and/or loans. Amounts available under letters of credit change from time to time; such changes may be material.

The first quarter 1996 dividend of $0.56 per share or $16,021,000 in the aggregate was paid on February 20, 1996. Total dividends paid during the three months ended March 31,1996 as a percentage of Funds From Operations for the corresponding period was 83%. The Company declared a second quarter dividend of $0.57 per share or $16,300,000 in the aggregate, to be paid on May 20, 1996.

Management believes that the Company's liquidity and sources of capital are adequate to finance its operations as well as its future investments in additional facilities.

RESULTS OF OPERATIONS

Net Income for the three months ended March 31, 1996 totaled $14,601,000 or $0.51 per share, on revenues of $28,943,000 compared to Net Income of $13,756,000 or $0.50 per share, on revenues of $26,728,000 for the corresponding quarter in 1995. Funds From Operations for the three months ended March 31, 1996, increased to $19,205,000, compared with $17,592,000 for the corresponding period in the prior year.

Earnings and Funds From Operations were significantly higher than a year ago due to increases in base rents and lower relative financing costs. Base rents for the three months ended March 31, 1996, increased by $3,032,000 over the corresponding period in 1995 from $17,152,000 to $20,184,000. The majority of the increase in base rents came from new long term investments made in 1995 and the first quarter of 1996 of $102,000,000 and $68,000,000, respectively. Interest expense was higher due to the increase in average borrowings as a result of the issuance of Senior Notes as mentioned above.

                       PART II.   OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        a) Exhibits:
           EX-27      Financial Data Schedule
           EX-10.40   Amended and Restated Director Deferred
                      Compensation Plan
           EX-10.41   Letter from The Bank of New York and banks that are
                      signatories to Revolving Credit Agreement extending commitment.

        b) Reports on Form 8-K:
           A report on Form 8-K was filed on February 20, 1996, relating to the Company's 6.5% Senior Notes due February 15,2006.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 10, 1996                  HEALTH CARE PROPERTY INVESTORS, INC.
                                                 (REGISTRANT)


                                            /s/  James G. Reynolds
                                     ----------------------------------
                                     James G. Reynolds
                                     Executive Vice President and
                                     Chief Financial Officer
                                     (Principal Financial Officer)



                                           /s/   Devasis Ghose
                                     ----------------------------------
                                     Devasis Ghose
                                     Senior Vice President-Finance
                                     and Treasurer
                                     (Principal Accounting Officer)