Form 10-Q
period 1996-06-30
HEALTH CARE PROPERTY INVESTORS INC
filed 1996-08-13
CIK 765880

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 1996.

                                       OR

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934. For the transition period from ..... to .......

                         Commission file number 1-8895

- --------------------------------------------------------------------------------
                      HEALTH CARE PROPERTY INVESTORS, INC.
             (Exact name of registrant as specified in its charter)
- --------------------------------------------------------------------------------


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

                             ----------------------


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No[ ]

     As of August 9, 1996 there were 28,668,914 shares of $1.00 par value common stock outstanding.

                      HEALTH CARE PROPERTY INVESTORS, INC.

                                      INDEX

                         PART I.  FINANCIAL INFORMATION


                                                                        PAGE NO.
                                                                        --------

Item 1.  Financial Statements:

         Consolidated Balance Sheets
         June 30, 1996 and December 31, 1995. . . . . . . . . . . . . . .

         Consolidated Statements of Income
         Six Months and Three Months Ended June 30, 1996 and 1995 . . . .

         Consolidated Statements of Cash Flows
         Six Months Ended June 30, 1996 and 1995. . . . . . . . . . . . .

         Notes to Consolidated Condensed Financial Statements . . . . . .

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations. . . . . . . . . .




                           PART II.  OTHER INFORMATION

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

                      HEALTH CARE PROPERTY INVESTORS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                   (unaudited)

                          (Dollar amounts in thousands)

                                                    June 30,    December 31,
                                                     1996           1995
                                                  ----------     -----------
ASSETS
Real Estate Properties
  Buildings and Improvements                       $ 658,349      $ 581,152
  Accumulated Depreciation                          (134,906)      (121,983)
                                                    --------       --------
                                                     523,443        459,169
  Construction in Progress                            12,991          7,508
  Land                                                66,981         61,317
                                                    --------       --------
                                                     603,415        527,994
Loans Receivable                                     115,764        120,959
Investments in and Advances to Partnerships            9,113          9,248
Other Assets                                           8,864          7,630
Cash and Cash Equivalents                             14,972          2,000
                                                    --------       --------
TOTAL ASSETS                                       $ 752,128      $ 667,831
                                                    ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Bank Notes Payable                                 $     ---      $  31,700
Senior Notes Due 1998 - 2015                         153,995        153,994
Senior Notes Due 2006                                113,392            ---
Convertible Subordinated Notes Due 2000              100,000        100,000
Mortgage Notes Payable                                12,722         13,390
Accounts Payable and Accrued Expenses                 13,967         10,568
Minority Interests in Partnerships                    18,353         18,719
Stockholders' Equity:
  Common Stock                                        28,665         28,574
  Additional Paid-In Capital                         355,482        353,166
  Cumulative Net Income                              349,521        319,329
  Cumulative Dividends                              (393,969)      (361,609)
                                                    --------       --------
TOTAL STOCKHOLDERS' EQUITY                           339,699        339,460
                                                    --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 752,128      $ 667,831
                                                    ========       ========


See accompanying Notes to Consolidated Condensed Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                      HEALTH CARE PROPERTY INVESTORS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (unaudited)

                (Amounts in thousands, except per share amounts)

                                                        Three Months            Six Months
                                                        Ended June 30,         Ended June 30,
                                                   -----------------------    -----------------------
                                                      1996          1995        1996          1995
                                                   ---------     ---------    ---------    ---------
REVENUE

Base Rental Income                                 $  20,707    $  16,674     $  40,891    $  33,826
Additional Rental and Interest Income                  5,768        4,839        10,550        9,703
Interest and Other Income                              4,111        4,398         8,088        8,369
Facility Operating Revenues                              ---          ---           ---          741
                                                   ---------    ---------     ---------    ---------
                                                      30,586       25,911        59,529       52,639
                                                   ---------    ---------     ---------    ---------

EXPENSE

Interest Expenses                                      6,609        4,128        12,902        9,474
Depreciation/Noncash Charges                           5,693        4,872        10,962        9,379
Other Expenses                                         1,802        1,630         3,538        3,047
Facility Operating Expenses                              ---          ---           ---          720
                                                   ---------    ---------     ---------    ---------
                                                      14,104       10,630        27,402       22,620
                                                   ---------    ---------     ---------    ---------
INCOME FROM OPERATIONS                                16,482       15,281        32,127       30,019
    Minority Interests                                  (891)        (965)       (1,935)      (1,947)
    Gain on Sale of Real Estate Properties               ---       23,550           ---       23,550
                                                   ---------    ---------     ---------    ---------
NET INCOME                                         $  15,591    $  37,866     $  30,192    $  51,622
                                                   =========    =========     =========    =========

NET INCOME PER SHARE                               $   0.54     $    1.33     $    1.05    $    1.83
                                                   =========    =========     =========    =========

WEIGHTED AVERAGE SHARES OUTSTANDING                   28,662       28,532        28,634       28,143
                                                   =========    =========     =========    =========


See accompanying Notes to Consolidated Condensed Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                      HEALTH CARE PROPERTY INVESTORS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                             (Amounts in thousands)

                                                            Six Months Ended
                                                              Ended June 15,
                                                       -------------------------

                                                          1996           1995
                                                       -----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                           $   30,192     $   51,622
  Real Estate Depreciation                                  9,760          8,088
  Partnership Adjustments                                    (318)          (269)
  Gain on Sale of Real Estate Properties                      ---        (23,550)
                                                       ----------     ----------
  FUNDS FROM OPERATIONS                                    39,634         35,891
  Noncash Charges                                           1,202          1,291
  Change in Other Assets/Liabilities                        4,673         (5,295)
                                                       ----------     ----------
                                                           45,509         31,887
                                                       ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Real Estate, Net                         (88,344)       (18,123)
  Proceeds from Sale of Real Estate Properties                ---          8,387
  Other Investments and Loans                               6,782            256
                                                       ----------     ----------
                                                          (81,562)        (9,480)
                                                       ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net Increase in Bank Notes Payable                      (31,700)        (1,100)
  Repayment of Senior Notes                                   ---        (75,000)
  Issuance of Senior Notes Due 1998-2015                  113,329         36,715
  Cash Proceeds from Issuing Common Stock                   1,239         47,109
  Increase in Minority Interests                              ---             64
  Final Payments on Mortgages                                 ---           (637)
  Periodic Payments on Mortgages                             (728)          (543)
  Dividends Paid                                          (32,360)       (29,053)
  Other Financing Activities                                 (755)          (435)
                                                       ----------     ----------
                                                           49,025        (22,880)
                                                       ----------     ----------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                $   12,972     $     (473)
                                                       ==========     ==========

See accompanying Notes to Consolidated Condensed Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                      HEALTH CARE PROPERTY INVESTORS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 1996

                                   (UNAUDITED)


(1)  SIGNIFICANT ACCOUNTING POLICIES

The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments that are necessary to state fairly the financial position, the results of operations, and cash flows of Health Care Property Investors, Inc. and its affiliates (the "Company"). The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the preceding fiscal  year  ended  December  31, 1995 and that  the  adequacy  of  additional disclosures needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures that would substantially duplicate the disclosures contained in the Company's most recent annual report to security holders have been omitted. The interim financial information contained herein is not necessarily representative of a full year's operations for various reasons including acquisitions, changes in rents, interest rates and the timing of debt and equity financings. These same considerations apply to all year-to-year comparisons.

Net Income Per Share

Net income per share is calculated by dividing net income by the weighted average common shares outstanding during the period. There were 28,665,214 shares outstanding as of June 30, 1996.

Funds From Operations

Effective January 1, 1996, the Company adopted the new definition of Funds From Operations prescribed by the National Association of Real Estate Investment Trusts. Funds From Operations is now defined as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus real estate depreciation, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect Funds From Operations on the same basis. Funds From Operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income. Funds From Operations for the periods ended June 30, 1995 have been restated for comparative purposes.

(2)  MAJOR OPERATORS

Listed below are the Company's major operators and the percentage of current revenue from these operators.

                                                       Percentage of
Operators                               Revenue        Total Revenue
- ---------                             -------------    -------------

Vencor, Inc. ("Vencor")                $12,018,000          20%
Horizon/CMS Health Corporation           4,960,000           8
Beverly Enterprises, Inc.                4,982,000           8
Tenet Healthcare Corporation ("Tenet")   4,116,000           7
Columbia/HCA Healthcare Corp.            4,115,000           7
Emeritus Corporation                     3,961,000           7
Healthsouth Corporation ("Healthsouth")  3,418,000           6

All of the leases with subsidiaries of Tenet, Vencor, and certain leases with Healthsouth are unconditionally guaranteed by Tenet. Those leases represent 32% of the Company's total revenue for the six months ended June 30, 1996.

(3)  STOCKHOLDERS' EQUITY

The following tabulation is a summary of the activity for the Stockholders' Equity account for the six months ended June 30, 1996 (amounts in thousands):

                              Common Stock
                         ------------------------
                                         Par     Additional                                 Total
                           Number of     Value     Paid In    Cumulative   Cumulative   Stockholders'
                            Shares      Amount     Capital    Net Income   Dividends       Equity
- ---------------------------------------------------------------------------------------------------
Balance, December 31, 1995    28,574   $28,574    $353,166    $319,329     $(361,609)      $339,460
Issuance of Stock, Net            33        33       1,135                                    1,168
Exercise of Stock Options         58        58       1,181                                    1,239
Net Income                                                      30,192                       30,192
Dividends Paid                                                               (32,360)       (32,360)
- ---------------------------------------------------------------------------------------------------
Balance, June 30, 1996        28,665   $28,665    $355,482    $349,521     $(393,969)      $339,699
===================================================================================================

(4)  COMMITMENTS

The Company has outstanding commitments on closed development transactions of approximately $36,000,000 and on to-be-closed development transactions of approximately $68,000,000. The Company is also committed to acquire approximately $53,000,000 of existing health care facilities. The Company expects that a significant portion of these commitments will be funded; however, experience suggests that some committed transactions will not close. Transactions do not close for various reasons including unsatisfied pre-closing conditions, competitive financing sources, final negotiation differences, and the operators' inability to obtain required internal or governmental approvals.

(5)  SUBSEQUENT EVENTS

On July 18, 1996 the Board of Directors declared a quarterly dividend of $0.58 per share payable on August 20, 1996, to stockholders of record on the close of business on August 2, 1996.

                      HEALTH CARE PROPERTY INVESTORS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



GENERAL

The Company is in the business of acquiring health care facilities that it leases on a long term basis to health care providers. On a more limited basis, the Company has provided mortgage financing on health care facilities. As of June 30, 1996, the Company's portfolio of properties, including equity investments, consisted of 208 facilities located in 37 states. These facilities are comprised of 136 long term care facilities, 45 congregate care and assisted living facilities, 12 medical office buildings, six acute care hospitals, six rehabilitation facilities, two physician group practice clinics and one psychiatric care facility. The gross acquisition price of the properties, which includes partnership acquisitions, was approximately $884,388,000 at June 30, 1996.

As  of  June  30,  1996, the Company had commitments to purchase  and  construct health care facilities totaling approximately $157,000,000 for funding during 1996 and 1997. The Company expects that a significant portion of these commitments will be funded and a portion will not be funded. (See (4) "Commitments.")


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

On February 15, 1996, the Company issued $115,000,000 in Unsecured Senior Notes due 2006 bearing a coupon of 6.5%. The majority of the proceeds from this debt issuance was used to fund acquisitions made during the second half of 1995 and for the first and second quarter of 1996 with the balance invested temporarily in short term investments pending deployment in long term asset acquisitions. At June 30, 1996, stockholders' equity in the Company totaled $339,699,000 and the debt to equity ratio was 1.12 to 1. For the six months ended June 30, 1996, Funds From Operations covered interest expense 4.1 to 1.

At June 30, 1996, the Company had approximately $50,975,000 available under its Medium Term Note Program registered pursuant to a shelf registration statement for future issuance of MTNs from time to time based on Company needs and then existing market conditions. In September 1995, the Company registered $200,000,000 of debt and equity securities under a shelf registration statement filed with the Securities and Exchange Commission of which $85,000,000 in debt or equity securities remains available to be offered by the Company. As of June 30, 1996, the Company had $100,000,000 available on its revolving line of credit. This line of credit with a group of seven domestic and international banks expires on March 31, 1999. The Company's Senior and Convertible Subordinated Notes have been rated investment grade by debt rating agencies since 1986. Current ratings are as follows:

                      Moody's        Standard & Poor's     Duff & Phelps
                    -------------   ------------------   -----------------
Senior Notes            Baa1               BBB+                  A-
Convertible
  Subordinated Notes    Baa2               BBB                  BBB+

Since inception in May 1985, the Company has recorded approximately $469,888,000 in cumulative Funds From Operations. Of this amount, a total of $393,969,000 has been distributed to stockholders as dividends. The balance of $75,919,000 has been retained, and is an additional source of capital for the Company.

At June 30, 1996, the Company had approximately $30,700,000 in irrevocable letters of credit from commercial banks to secure the obligations of many lessees' lease and borrowers' loan obligations. The Company may draw upon the letters of credit if there are any defaults under the leases and/or loans. Amounts available under letters of credit change from time to time; such changes may be material.

The second quarter 1996 dividend of $0.57 per share or $16,339,000 in the aggregate was paid on May 20, 1996. Total dividends paid during the three months ended June 30,1996 as a percentage of Funds From Operations for the corresponding period was 80.0%. The Company declared a third quarter dividend of $0.58 per share or $16,626,000 in the aggregate, to be paid on August 20, 1996.

One of the Company's lessees, a major provider of health care services, has closed the Company's Dallas rehabilitation hospital in breach of its lease agreement. Rent on the Dallas facility is current and aggregates approximately $3.1 million annually. The lease obligations extend through June 1999 and are guaranteed both by the provider and a significant third party. Management of the Company is discussing possible remedies with the provider and anticipates a future diminution in the rent payment stream or other economics of the Dallas property prior to the end of the lease term. The Company invested approximately $18 million in the facility when it was purchased in 1985.

Management believes that the Company's liquidity and sources of capital are adequate to finance its operations as well as its future investments in additional facilities.

RESULTS OF OPERATIONS

Net Income for the three months ended June 30, 1996 totaled $15,591,000 or $0.54 per share, on revenues of $30,586,000 compared to Net Income of $37,866,000 or $1.33 per share, on revenues of $25,911,000 for the corresponding quarter in 1995. The 1995 quarter included a gain on sale of real estate properties of $23,550,000 or $0.83 per share. Funds From Operations for the six months ended June 30, 1996, increased to $39,634,000, compared with $35,891,000 for the corresponding period in the prior year.

Earnings and Funds From Operations were significantly higher than a year ago due to increases in base rents and lower relative financing costs. Base rents for the three months ended June 30, 1996, increased by $4,033,000 over the corresponding period in 1995 from $16,674,000 to $20,707,000. The majority of the increase in base rents came from new long term investments made in 1995 and the first half of 1996 of $102,000,000 and $87,000,000, respectively. Interest expense was higher due to the increase in average borrowings as a result of the issuance of Senior Notes mentioned above.

                          PART II.   OTHER INFORMATION


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company held its annual stockholders meeting on April 25, 1996. The following matters were voted upon at the meeting:


       1. Election of Directors
          -------------------------
                                                   Votes Cast
                                                ----------------
                                                                 Against or
          Name of Director Elected                     For        Withheld
          -------------------------------         ----------     -----------
          Kenneth B. Roath                        24,721,271       169,537
          Orville E. Melby                        24,721,370       169,438


          Name of Each other Director
          Whose Term of Office as Director
          Continued after the meeting
          --------------------------------
          Paul V. Colony
          Robert R. Fanning, Jr.
          Michael D. McKee
          Harold M. Messmer, Jr.
          Peter L. Rhein

                                                                 Against or
       2. Ratification of Arthur Andersen LLP         For         Withheld
          As the Company's Independent            ----------    -----------
          Accountants for the Fiscal Year         24,600,717       290,091
          Ending December 31,1996
          -----------------------------------

          There were no broker nonvotes with regard to the matters voted upon at the meeting.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
          a)      Exhibits:
                  EX-27     Financial Data Schedule

          b)      Reports on Form 8-K:
                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 9, 1996         HEALTH CARE PROPERTY INVESTORS, INC.
                              (REGISTRANT)



                                   /s/ James G. Reynolds
                              ------------------------------------
                              James G. Reynolds
                              Executive Vice President and
                              Chief Financial Officer
                              (Principal Financial Officer)




                                   /s/ Devasis Ghose
                              ------------------------------------
                              Devasis Ghose
                              Senior Vice President-Finance
                              and Treasurer
                              (Principal Accounting Officer)