Form 10-Q
period 1996-09-30
HEALTH CARE PROPERTY INVESTORS INC
filed 1996-11-14
CIK 765880

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 1996.

                                       OR

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934. For the transition period from ..... to .......


                         Commission file number 1-8895

--------------------------------------------------------------------------------
                      HEALTH CARE PROPERTY INVESTORS, INC.
             (Exact name of registrant as specified in its charter)
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

                             ----------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No[ ]

      As of November 12, 1996 there were 28,677,534 shares of $1.00 par value common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      HEALTH CARE PROPERTY INVESTORS, INC.

                                      INDEX

                         PART I.  FINANCIAL INFORMATION



Item 1.  Financial Statements:

         Consolidated Balance Sheets
         September 30, 1996 and December 31, 1995

         Consolidated Statements of Income
         Nine Months and Three Months Ended September 30, 1996 and 1995

         Consolidated Statements of Cash Flows
         Nine Months Ended September 30, 1996 and 1995

         Notes to Consolidated Condensed Financial Statements


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations




                  PART II.  OTHER INFORMATION

Signatures

                      HEALTH CARE PROPERTY INVESTORS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                          (Dollar amounts in thousands)

                                                       September 30,    December 31,
                                                            1996            1995
                                                       -------------     ----------
ASSETS
Real Estate Properties
     Buildings and Improvements                           $ 674,050      $ 581,152
     Accumulated Depreciation                              (142,165)      (121,983)
                                                          ---------      ---------
                                                            531,885        459,169
     Construction in Progress                                11,624          7,508
     Land                                                    68,065         61,317
                                                          ---------      ---------
                                                            611,574        527,994
Investments in and Advances to Partnerships                   6,573          9,248
Loans Receivable                                            115,110        120,959
Other Assets                                                  8,370          7,630
Cash and Cash Equivalents                                    17,209          2,000
                                                          ---------      ---------
TOTAL ASSETS                                              $ 758,836      $ 667,831
                                                          =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Bank Notes Payable                                        $     ---      $  31,700
Senior Notes Due 1998 - 2015                                153,995        153,994
Senior Notes Due 2006                                       113,433            ---
Convertible Subordinated Notes Due 2000                     100,000        100,000
Mortgage Notes Payable                                       12,379         13,390
Accounts Payable, Accrued Liabilities and Deferred Income    23,080         10,568
Minority Interests in Partnerships                           17,877         18,719
Stockholders' Equity:
     Common Stock                                            28,666         28,574
     Additional Paid-In Capital                             355,452        353,166
     Cumulative Net Income                                  364,549        319,329
     Cumulative Dividends                                  (410,595)      (361,609)
                                                          ---------      ---------
TOTAL STOCKHOLDERS' EQUITY                                  338,072        339,460
                                                          ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 758,836      $ 667,831
                                                          =========      =========


See accompanying Notes to Consolidated Condensed Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                      HEALTH CARE PROPERTY INVESTORS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                (Amounts in thousands, except per share amounts)

                                                       Three Months                Nine Months
                                                    Ended September 30,        Ended September 30,
                                                   --------------------       --------------------
                                                     1996        1995           1996         1995
                                                   --------     --------       --------    --------
REVENUE

Base Rental Income                                 $ 21,130     $ 17,028       $ 62,021    $ 50,854
Additional Rental and Interest Income                 4,839        4,356         15,389      14,059
Interest and Other Income                             3,908        4,890         11,996      13,259
Facility Operating Revenues                             ---          ---            ---         741
                                                   --------     --------       --------    --------
                                                     29,877       26,274         89,406      78,913
                                                   --------     --------       --------    --------

EXPENSE

Interest Expense                                      6,736        4,643         19,638      14,117
Depreciation/Non Cash Charges                         5,863        4,822         16,825      14,201
Other Expenses                                        1,612        1,279          5,150       4,326
Facility Operating Expenses                             ---          ---            ---         720
                                                   --------     --------       --------    --------
                                                     14,211       10,744         41,613      33,364
                                                   --------     --------       --------    --------
INCOME FROM OPERATIONS                               15,666       15,530         47,793      45,549
    Minority Interests                                 (638)        (886)        (2,573)     (2,833)
    Gain on Sale of Real Estate Properties              ---          ---            ---      23,550
                                                   --------     --------       --------    --------
NET INCOME                                         $ 15,028     $ 14,644       $ 45,220    $ 66,266
                                                   ========     ========       ========    ========

NET INCOME PER SHARE                               $   0.52     $   0.51       $   1.58    $   2.34
                                                   ========     ========       ========    ========

WEIGHTED AVERAGE SHARES OUTSTANDING                  28,667       28,544         28,644      28,279
                                                   ========     ========       ========    ========


See accompanying Notes to Consolidated Condensed Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                      HEALTH CARE PROPERTY INVESTORS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                             (Amounts in thousands)


                                                               Nine Months
                                                           Ended September 30,
                                                        ------------------------
                                                           1996          1995
                                                        ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                            $  45,220      $  66,266
  Adjustments to Reconcile Net Income to Net
     Cash Provided by Operating Activities:
       Real Estate Depreciation                            15,021         12,328
       Non Cash Charges                                     1,804          1,873
       Partnership Adjustments                               (672)          (376)
       Gain on Sale of Real Estate Properties                 ---        (23,550)
     Changes in:
       Operating Assets                                       963           (973)
       Operating Liabilities                               11,953            840
                                                        ---------      ---------
NET CASH PROVIDED BY OPERATIONS                            74,289         56,408
                                                        ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Real Estate Properties                  (103,762)       (38,140)
  Proceeds from Sale of Real Estate Properties                ---          8,387
  Advances Repaid by Partnerships                           4,465           ----
  Other Investments and Loans                               7,970        (17,500)
                                                        ---------      ---------
NET CASH USED IN INVESTING ACTIVITIES                     (91,327)       (47,253)
                                                        ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  (Decrease) Increase in Bank Notes Payable               (31,700)         9,800
  Repayment of Senior Notes                                   ---        (75,000)
  Proceeds from Issuance of Senior Notes Due 2000-2015    113,329         54,107
  Cash Proceeds from Issuing Common Stock                   1,304         47,109
  Final Payments on Mortgages                                 ---           (637)
  Periodic Payments on Mortgages                           (1,060)          (844)
  Dividends Paid                                          (48,986)       (44,467)
  Other Financing Activities                                 (640)           (81)
                                                        ---------      ---------
NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                                               32,247        (10,013)
                                                        ---------      ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           15,209           (858)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              2,000          2,928
                                                        ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $  17,209      $   2,070
                                                        =========      =========
ADDITIONAL CASH FLOW DISCLOSURE
  Mortgages Assumed on Acquired Properties              $     ---      $   5,893
                                                        =========      =========

See accompanying Notes to Consolidated Condensed Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                      HEALTH CARE PROPERTY INVESTORS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 30, 1996

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

Net Income Per Share

Net income per share is calculated by dividing net income by the weighted average common shares outstanding during the period. There were 28,666,334 shares outstanding as of September 30, 1996.

(2)  MAJOR OPERATORS

Listed below are the Company's major operators and the percentage of current revenue from these operators and their subsidiaries.

                                                            Percentage of
Operators                                      Revenue      Total Revenue
------------                                -------------   ---------------
Vencor, Inc. ("Vencor")                      $17,709,000          20%
Beverly Enterprises, Inc. ("Beverly" )         7,474,000           8
Horizon/CMS Health Corporation ("Horizon")     7,416,000           8
Emeritus Corporation ("Emeritus" )             6,172,000           7
Columbia/HCA Healthcare Corp. ("Columbia")     6,154,000           7
Tenet Healthcare Corporation ("Tenet")         5,996,000           7
HealthSouth Corporation ("HealthSouth")        4,912,000           5

All  of the leases with Tenet and Vencor and certain leases with HealthSouth are
unconditionally  guaranteed  by  Tenet.   Those  leases  represent  31%  of  the
Company's total revenue for the nine months ended September 30, 1996.

Vencor, Horizon, Beverly, Tenet, Columbia, Emeritus, and HealthSouth are subject to the informational filing requirements of the Securities and Exchange Act of 1934, as amended, and accordingly file periodic financial statements on Form 10-K and Form 10-Q with the Securities and Exchange Commission.

(3)  STOCKHOLDERS' EQUITY

The  following  tabulation is a summary of the activity  for  the  Stockholders'
Equity account for the nine months ended September 30, 1996 (amounts in thousands):

                              Common Stock
                         ------------------------

                                        Par                Additional                   Total
                           Number of   Value    Paid In    Cumulative   Cumulative   Stockholders'
                            Shares     Amount   Capital    Net Income   Dividends       Equity
---------------------------------------------------------------------------------------------------
Balance, December 31, 1995    28,574   $28,574    $353,166   $319,329   $(361,609)    $339,460
Issuance of Stock, Net            30        30       1,044                               1,074
Exercise of Stock Options         62        62       1,242                               1,304
Net Income                                                     45,220                   45,220
Dividends Paid                                                            (48,986)     (48,986)
---------------------------------------------------------------------------------------------------
Balance, September 30, 1996   28,666   $28,666    $355,452   $364,549   $(410,595)    $338,072
===================================================================================================


(4)  COMMITMENTS

The Company has outstanding commitments on closed development transactions of approximately $29,000,000 and on pending development transactions of
approximately $95,000,000.   The Company is also committed to acquire
approximately $48,000,000 of existing health care facilities. The Company expects that a significant portion of these commitments will be funded; however, historically, not all transactions on which the Company has had a commitment have closed. Transactions do not close for various reasons including unsatisfied conditions to closing, competitive financing sources, final negotiation differences, and the operator's inability to obtain required internal or governmental approvals.


(5)  SUBSEQUENT EVENTS

On October 17, 1996 the Board of Directors declared a quarterly dividend of $0.59 per share payable on November 20, 1996, to stockholders of record on the close of business on November 4, 1996.

                       HEALTH CARE PROPERTY INVESTORS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

GENERAL

The Company is in the business of acquiring health care facilities that it leases on a long-term basis to health care providers. On a more limited basis, the Company has provided mortgage financing on health care facilities. As of September 30, 1996, the Company's portfolio of properties, including equity investments, consisted of 212 facilities located in 38 states. These facilities are comprised of 136 long-term care facilities, 49 congregate care and assisted living facilities, 12 medical office buildings, six acute care hospitals, six rehabilitation facilities, two physician group practice clinics and one psychiatric care facility. The gross acquisition price of the properties, which includes partnership acquisitions, was approximately $900,000,000 at September 30, 1996.

As of September 30, 1996, the Company had commitments to purchase and construct health care facilities totaling approximately $172,000,000 for funding during 1996 and 1997. The Company expects that a significant portion of these commitments will be funded and a portion will not be funded. (See Note (4) to the Consolidated Condensed Financial Statements.)

RESULTS OF OPERATIONS

Net Income for the three and nine months ended September 30, 1996 totaled $15,028,000 or $0.52 per share and $45,220,000 or $1.58 per share, on revenues of $29,877,000 and $89,406,000, respectively. This compares to Net Income of $14,644,000 or $0.51 per share and $66,266,000 or $2.34 per share on revenues of $26,274,000 and $78,913,000 for the corresponding periods in 1995. The Net Income for the nine months ended September 30, 1995 included $23,550,000 or an $0.83 per share gain on the sale of properties.

Base Rents for the three and nine months ended September 30, 1996 increased by $4,102,000 and $11,167,000 to $21,130,000 and $62,021,000, respectively. The majority of the increase in Base Rents was generated by new investments in excess of $200,000,000 in 1995 and the first nine months of 1996. The increase in earnings was also assisted by higher Additional Rent and Interest Income from the existing portfolio for the three and nine months ended September 30, 1996 of $483,000 and $1,330,000 to $4,839,000 and $15,389,000, respectively. The increase was offset by a decrease in Interest and Other Income for the three and nine months ended September 30, 1996 of $982,000 and $1,263,000, respectively, as a result of the payoff of certain mortgage loans.

Interest Expense for the three and nine months ended September 30, 1996 increased by $2,093,000 and $5,521,000, to $6,736,000 and $19,638,000,
respectively. The increase in Interest Expense is primarily due to the Company's February 1996 issuance of $115,000,000 6.5% Senior Notes due 2006, the proceeds of which were invested in new long-term investments. Depreciation/Non Cash Charges increased $1,041,000 and $2,624,000 to $5,863,000 and $16,825,000,
respectively, for the three and nine months ended September 30, 1996. The increase is primarily related to the new investments discussed above.

In 1996, the Company adopted the new definition of Funds From Operations (FFO) prescribed by the National Association of Real Estate Investment Trusts
(NAREIT). FFO is now defined as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus real estate depreciation, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income.

The Company believes that FFO is an important supplemental measure of operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen and fallen with market conditions, presentations of operating results for a real estate investment trust that uses historical cost accounting for depreciation could be uninformative. The term FFO was designed by the real estate investment trust industry to address this problem. FFO, as defined by the Company in accordance with the NAREIT prescription may not be comparable to similarly entitled items reported by other REITs that do not define it in accordance with the NAREIT definition.

Funds From Operations for the three and nine months ended September 30, 1996 and 1995 are as follows:

                                             Three Months                Nine Months
                                          Ended September 30,        Ended September 30,
                                         ---------------------     ---------------------
                                           1996        1995           1996        1995
                                         ---------   ---------     ---------    --------
Net Income                              $ 15,028     $ 14,644       $ 45,220    $ 66,266
Real Estate Depreciation                   5,261        4,240         15,021      12,328
Partnership Adjustments                     (354)        (107)          (672)       (376)
Gain on Sale of Real Estate Properties       ---          ---            ---     (23,550)
                                        --------     --------       --------    --------
Funds From Operations                   $ 19,935     $ 18,777       $ 59,569    $ 54,668
                                         =======      =======        =======     =======

Increase from Prior Period                 6.17%                       8.97%
                                         =======                     =======

FFO for the three and nine months ended September 30, 1996, increased $1,158,000 and $4,901,000, respectively, from the comparable periods in the prior year. The increases are attributable to increases in Base Rents and Additional Rent and Interest Income, as offset by increases in Interest Expense and Other Expenses and decreases in Interest Income which are discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed acquisitions through the sale of common stock, the issuance of long-term debt, the assumption of mortgage debt, the use of short-term bank lines and internally generated cash flow. Facilities under construction are generally financed by means of cash on hand or short-term borrowings under the Company's existing bank lines. In the future, the Company may use its Medium-Term Note ("MTN") program to finance a portion of the costs of construction. At the completion of construction and commencement of the lease, short-term borrowings used in the construction phase are generally refinanced with new long-term debt or equity offerings.

On February 15, 1996, the Company issued $115,000,000 in Unsecured Senior Notes due 2006 bearing a coupon of 6.5%. The majority of the proceeds from this debt issuance was used to retire short-term bank debt and to fund acquisitions made during the first three quarters of 1996. The balance has been invested temporarily in short-term investments pending deployment in long-term asset acquisitions. At September 30, 1996, stockholders' equity in the Company totaled $338,072,000 and the debt to equity ratio was 1.12 to 1. For the nine months ended September 30, 1996, Funds From Operations covered interest expense 4.0 to 1.

At September 30, 1996, the Company had approximately $50,975,000 available under its Medium-Term Note Program, registered pursuant to a shelf registration statement, for future issuance of MTNs based on Company needs and then existing market conditions. In September 1995, the Company registered $200,000,000 of debt and equity securities under a shelf registration statement filed with the Securities and Exchange Commission of which $85,000,000 in debt or equity securities remains available to be offered by the Company. As of September 30, 1996, the Company had $100,000,000 available on its revolving line of credit. This line of credit with a group of seven domestic and international banks expires on March 31, 1999. The Company's debt securities have been rated investment grade by debt rating agencies since 1986. Current ratings of the Company's Senior and Convertable Subordinated Notes are as follows:

                       Moody's   Standard & Poor's   Duff & Phelps
                      --------   -----------------   -------------
Senior Notes            Baa1           BBB+              A-
Convertible
  Subordinated Notes    Baa2           BBB              BBB+

Since inception in May 1985, the Company has recorded approximately $489,823,000 in cumulative Funds From Operations. Of this amount, a total of $410,595,000 has been distributed to stockholders as dividends. The balance of $79,228,000 has been retained, and has been an additional source of capital for the Company.

At September 30, 1996, the Company had approximately $33,300,000 in irrevocable letters of credit from commercial banks to secure the obligations of many lessees' lease and borrowers' loan obligations. The Company may draw upon the letters of credit if there are any defaults under the leases and/or loans. Amounts available under letters of credit change from time to time and such changes may be material.

The third quarter 1996 dividend of $0.58 per share or $16,626,000 in the aggregate was paid on August 20, 1996. Total dividends paid during the three months ended September 30, 1996 as a percentage of Funds From Operations for the corresponding period was 83.4%. The Company declared a fourth quarter dividend of $0.59 per share or $16,920,000 in the aggregate, to be paid on November 20, 1996.

The Company and an affiliate of HealthSouth Corporation have signed a memorandum of understanding to exchange the Company's closed Dallas rehabilitation hospital for the HealthSouth Sunrise Rehabilitation Hospital in Fort Lauderdale, Florida. The Sunrise Rehabilitation Hospital, which is licensed as a 108 bed acute rehabilitation hospital, specializes in programs for burn patients, spinal and hand rehabilitation, and pediatric trauma treatment and functions at a very high percentage of occupancy. The Dallas facility lease was scheduled to expire in June 1999 with annual rent aggregating approximately $3,100,000. Annual rent on the Florida property will aggregate $2,250,000 with a fifteen year primary term. The lease obligations will be guaranteed by HealthSouth Corporation. The property exchange, which is subject to the execution of definitive agreements and the satisfaction of various conditions, is expected to be finalized before November 30, 1996. The Company invested approximately $18,000,000 in the Dallas facility when it was purchased in 1985.

The Company has concluded a significant number of "facility rollover" transactions in 1995 and 1996 on properties that have been under long-term leases and mortgages. "Facility rollover" transactions principally include lease renewals and renegotiations, exchanges, sales of properties, and to a lesser extent, payoffs on mortgage receivables. In 1995, the Company completed 20 facility rollovers including the sale of ten facilities with concurrent "seller financing" for a gain of $23,550,000. During the nine months ended September 30, 1996, the Company completed or agreed in principle to complete 20 facility rollovers including the sale of its 50 percent interests in nine facilities and the exchange of the Dallas rehabilitation hospital discussed above. The 1995 facility rollovers generated an increase of $800,000 in Funds From Operations on an annualized basis. The 1996 facility rollovers through September 30, 1996, generated a decrease of $1,200,000 in Funds From Operations on an annualized basis. Through December 31, 1999, the Company has 70 more facilities which are subject to lease expiration, mortgage maturities and purchase options. The 1998 group includes 14, 10, and five long-term care facilities leased to Vencor, Beverly, and Horizon, respectively. The Company has completed certain facility rollovers earlier than the scheduled lease expirations or mortgage terms and will continue to pursue such opportunities where it is advantageous to do so.

Management believes that the Company's liquidity and sources of capital are adequate to finance its operations as well as its future investments in additional facilities.

                          PART II.   OTHER INFORMATION



Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

       a) Exhibits:
          EX-27  Financial Data Schedule

          10.40 Stock Transfer Agency Agreement between Health Care Property Investors, Inc. and Bank of New York Dated as of July 1, 1996

       b) Reports on Form 8-K:
          None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 12, 1996      HEALTH CARE PROPERTY INVESTORS, INC.
                              (REGISTRANT)



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