Form 10-K
period 1996-12-31
HEALTH CARE PROPERTY INVESTORS INC
filed 1997-03-26
CIK 765880

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                        --------------------------------

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1996
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
                         ------------------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange
               Title of each class             on which registered
               -------------------           -----------------------
               Common Stock*                 New York Stock Exchange

      *The Common Stock has stock purchase rights attached which are registered pursuant to Section 12(b) of the Act and listed on the New York Stock Exchange.

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registration was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes   [X]   No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 18, 1997 there were 28,708,284 shares of Common Stock outstanding. The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant, based on the closing price of these shares on March 18, 1997 on the New York Stock Exchange, was approximately $957,000,000. Portions of the definitive Proxy Statement for the registrant's 1997 Annual Meeting of Stockholders have been incorporated by reference into Part III of this Report.


                                     PART I



ITEM 1.   BUSINESS

     Health Care Property Investors, Inc. (the "Company"), a Maryland corporation, was organized in March 1985 to qualify as a real estate investment trust ("REIT"). The Company invests in health care related real estate located throughout the United States, including long-term care facilities, congregate care and assisted living facilities, acute care and rehabilitation hospitals, medical office buildings, physician group practice clinics and psychiatric facilities. Having commenced business nearly 12 years ago, the Company today is the second oldest REIT specializing in health care real estate. Presently, the Company is one of the 25 largest REITs in terms of market value of common stock. At December 31, 1996, the Company owned an interest in 191 properties located in 38 states, which are leased or subleased pursuant to long-term leases (the "Leases") to 45 health care providers (the "Lessees"), including affiliates of Beverly Enterprises, Inc. ("Beverly"), Columbia/HCA Healthcare Corp. ("Columbia"), Emeritus Corporation ("Emeritus"), HealthSouth Corporation ("HealthSouth"), Horizon/CMS Healthcare Corporation ("Horizon"), Tenet Healthcare Corporation ("Tenet") and Vencor, Inc. ("Vencor"). Of the Lessees, only Vencor accounts for more than 10% of the Company's revenue for the year ended December 31, 1996. The Company also holds mortgage loans on 23 properties that are owned and operated by 10 health care providers (the "Mortgagors") including Beverly, Columbia and Tenet.

     At December 31, 1996, the gross acquisition price of the Company's 214 leased or mortgaged properties (the "Properties"), including partnership acquisitions and mortgage loan acquisitions, was approximately $915.3 million. The average age of the Properties is 18 years. Approximately, 73% of the Company's revenue is derived from Properties operated by publicly traded health care providers.

     Since receiving its initial senior debt rating of Baa1/BBB by Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Ratings Group ("Standard & Poor's") in 1986, the Company has historically maintained or improved its ratings. Currently, its senior debt is rated Baa1/BBB+/A- by Moody's, Standard & Poor's and Duff & Phelps Credit Rating Co. ("Duff & Phelps"), respectively. The Company believes that it has had an excellent track record in attracting and retaining key employees. The Company's five executive officers have worked with the Company on average for 11 years. The average tenure overall of its employee base is seven years. The Company's annualized return to its stockholders, assuming reinvestment of dividends and before income taxes is approximately 21% over the period from its initial public offering in May 1985 through December 31, 1996.

     References herein to the Company include Health Care Property Investors, Inc. and its wholly-owned subsidiaries and affiliated partnerships, unless the context otherwise requires.

THE PROPERTIES

     Of the 214 health care facilities in which the Company has an investment as of December 31, 1996, the Company directly owns 158 facilities including 99 long-term care facilities, two rehabilitation hospitals, 45 congregate care and assisted living centers, one acute care hospital, nine medical office buildings and two physician group practice clinics.

     The Company has provided mortgage loans on 23 properties, including 15 long-term care facilities, two congregate care and assisted living centers, three acute care hospitals and three medical office buildings. In February 1997, one of the mortgagors substituted an acute care hospital and a medical office building which secured one of the mortgage loans with a medical office building located in Alaska.

     At December 31, 1996, the Company also had varying percentage interests in several partnerships that together own 33 facilities, as further discussed below:

     1. A 77% interest in a joint venture which owns two acute care hospitals, one psychiatric facility and 21 long-term care facilities.

     2. Interests of between 90% and 97% in four joint ventures, each of which was formed to own a comprehensive rehabilitation hospital.

     3. A 50% interest in five partnerships, each of which owns a congregate care facility.

     The following summary of the Company's Properties details certain pertinent information grouped by type of facility and equity interest as of December 31, 1996:

                                          Equity      Number       Number       Total
                                         Interest       of        of Beds    Investments       Annual
Facility Type                           Percentage  Facilities   Units (1)       (2)       Rents/Interest
---------------------------             ----------  ----------   ----------  -----------   --------------
                                                                             (Dollar Amounts in thousands)
Long-Term Care Facilities                   100%       114         13,902     $  360,660    $   53,335
Long-Term Care Facilities                    77         21          2,438         56,672         9,778
                                                     -----        -------     ----------    ----------
                                                       135         16,340        417,332        63,113
                                                     -----        -------     ----------    ----------
Acute Care Hospitals                        100          4            646         42,321         5,197
Acute Care Hospitals                         77          2            356         42,807         7,629
                                                     -----        -------     ----------    ----------
                                                         6          1,002         85,128        12,826
                                                     -----        -------     ----------    ----------
Rehabilitation Hospitals                    100          2            186         27,171         3,965
Rehabilitation Hospitals                     97          3            204         32,380         6,097
Rehabilitation Hospital                      90          1            108         15,113         2,058
                                                     -----        -------     ----------    ----------
                                                         6            498         74,664        12,120
                                                     -----        -------     ----------    ----------
Congregate Care & Assisted Living Centers   100         47          3,854        217,171        20,172
Congregate Care & Assisted Living Centers    50          5            609         33,105         4,856
                                                     -----        -------     ----------    ----------
                                                        52          4,463        250,276        25,028
                                                     -----        -------     ----------    ----------
Medical Office Buildings (3)                100         12            ---         55,654         6,063
Physician Group Practice Clinics (4)        100          2            ---         28,287         3,014
Psychiatric Facility                         77          1            108          3,919           561
                                                     -----        -------     ----------    ----------
 Totals                                                214         22,411      $ 915,260     $ 122,725
                                                     -----        -------     ----------    ----------

(1) Congregate Care and Assisted Living Centers are stated in units; all other facilities are stated in beds, except the Medical Office Buildings and the Physician Group Practice Clinics.
(2) Includes partnership investments, and incorporates all partners' assets and construction commitments.
(3)  The Medical Office Buildings encompass approximately 530,600 square feet.
(4) The Physician Group Practice Clinics encompass approximately 331,900 square feet.

     LONG-TERM CARE FACILITIES. The Company owns or holds mortgage loan interests in 135 long-term care facilities. These facilities are leased to various health care providers. Such long-term care facilities offer restorative, rehabilitative and custodial nursing care for people not requiring the more extensive and sophisticated treatment available at acute care hospitals. Many long-term care facilities have experienced significant growth in ancillary revenues and subacute care services over the past several years. Ancillary revenues and subacute care services are derived from providing services to residents beyond room and board care and include occupational, physical, speech, respiratory and IV therapy, wound care, oncology treatment, brain injury care and orthopedic therapy as well as sales of pharmaceutical products and other services. In certain long-term care facilities some of the foregoing services are provided on an out-patient basis. Such revenues currently relate primarily to Medicare and private pay residents. These facilities are designed to supplement hospital care and many have transfer agreements with one or more acute care hospitals. These facilities depend to some degree upon referrals from practicing physicians and hospitals. Such services are paid for either by the patient or the patient's family, or through the federal Medicare and state Medicaid programs.

     Patients in long-term care facilities are generally provided with accommodations, all meals, medical and nursing care, and rehabilitation services including speech, physical and occupational therapy. As a part of the Omnibus Budget Reconciliation Act ("OBRA") of 1981, Congress established a waiver program under Medicaid to offer an alternative to institutional long-term care services. The provisions of OBRA and the subsequent OBRA Acts of 1987 and 1991 allowed states, with federal approval, greater flexibility in program design as a means of developing cost-effective alternatives to delivering services traditionally provided in the long-term care setting. Recently this has led to an increase in the number of assisted living facilities. This may adversely affect some long-term care facilities for a period as individuals are shifted to the lower cost delivery system provided in the assisted living setting. Eligibility for assisted living services to be included as a Medicaid reimbursed service does not necessarily mean that more Government spending will be available for the delivery of health care services to the frail elderly.

     CONGREGATE CARE AND ASSISTED LIVING CENTERS. The Company has investments in 52 congregate care and assisted living centers. Congregate care centers typically contain studio, one bedroom and two bedroom apartments which are rented on a month-to-month basis by individuals, primarily those over 75 years of age. Residents, who must be ambulatory, are provided meals and eat in a central dining area; they may also be assisted with some daily living activities. These centers offer programs and services that allow residents certain conveniences and make it possible for them to live independently; staff is also available when residents need assistance and for group activities.

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

     ACUTE CARE HOSPITALS. The Company has an interest in six acute care hospitals. Acute care hospitals generally offer a wide range of services such as general and specialty surgery, intensive care units, clinical laboratories, physical and respiratory therapy, nuclear medicine, magnetic resonance imaging, neonatal and pediatric care units, outpatient units and emergency departments, among others. Such services are paid for either by the patient or the patient's family, or through the federal Medicare and state Medicaid programs.

     REHABILITATION HOSPITALS. The Company has an investment in six rehabilitation hospitals. These hospitals provide inpatient and outpatient care for patients who have sustained traumatic injuries or illnesses, such as spinal cord injuries, strokes, head injuries, orthopedic problems, work related disabilities and neurological diseases, as well as treatment for amputees and patients with severe arthritis. Rehabilitation programs encompass physical, occupational, speech and inhalation therapies, rehabilitative nursing and other specialties. Such services are paid for either by the patient or the patient's family, or through the federal Medicare program.

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

     PSYCHIATRIC FACILITY. The Company has an investment in one psychiatric facility which offers comprehensive, multidisciplinary adult and adolescent care. A substance abuse program is offered in a separate unit of the facility.

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

     The following table shows, with respect to each Property, the location by state, the number of beds/units, recent occupancy levels, patient revenue mix, annual rents and interest and information regarding remaining lease terms, by property type.

                                                                         Average
                                                 Number                  Private
                                     Number     of Beds/                 Patient      Annual     Average
                                       of        Units       Average     Revenue      Rents/    Remaining
Facility Location                  Facilities     (1)       Occupancy      (2)       Interest      Term
---------------------------        ----------   --------    ---------    --------   ---------   ---------
                                                                                   (Thousands)   (Years)
Long-Term Care Facilities
Alabama                                 1           174         95%         31%     $    774         1
Arkansas                                9           866         78          48         2,184         9
California                             20         1,896         89          48         6,328         4
Colorado                                3           420         92          61         1,801         3
Connecticut                             1           121         98          41           630         3
Florida                                11         1,267         94          55         6,754         6
Illinois                                2           201         90          53           472         5
Indiana                                13         1,709         85          51         6,615        14
Iowa                                    1           201         88          34           605         2
Kansas                                  3           325         89          53         1,801         2
Kentucky                                1           100         99          61           399         5
Louisiana                               1           120         94          34           611         8
Maryland                                3           438         87          35         3,120         1
Massachusetts                           5           615         95          43         2,800         5
Michigan                                3           286         87          53           898         5
Mississippi                             1           120         99           6           351         5
Missouri                                2           423         62          46         1,988         3
Montana                                 1            80         77          41           270         2
New Mexico                              1           102         97          20           307         1
North Carolina                          9         1,058         81          50         3,840         9
Ohio                                    9         1,226         93          53         5,609         4
Oklahoma                                2           207         90          69         1,707         2
Oregon                                  1           110         80          41           334         1
South Carolina                          2            52         92         100           390        14
Tennessee                              10         1,754         97          43         5,075         5
Texas                                  11         1,242         53          35         3,132         4
Washington                              1            84         82          66           292         2
Wisconsin                               8         1,143         90          52         4,026         6
                                     -----      --------     ------     -------     ---------      -----
 Sub-Total                            135        16,340         86          48        63,113         6
                                     -----      --------     ------     -------     ---------      -----
Acute Care Hospitals
California                              1           182         52          92         3,707         2
Florida                                 1           285         37          93         1,152         6
Louisiana                               2           325         48          86         5,171         6
Texas                                   2           210         53          99         2,796         4
                                     -----      --------     ------     -------     ---------      ------
 Sub-Total                              6         1,002         46          92        12,826         5
                                     -----      --------     ------     -------     ---------      ------
Page Totals                           141        17,342         84%         47%     $ 75,939         6
                                     -----      --------     ------     -------     ---------      ------

                                                                         Average
                                                 Number                  Private
                                     Number     of Beds/                 Patient     Annual     Average
                                       of        Units       Average     Revenue     Rents/    Remaining
Facility Location                  Facilities     (1)       Occupancy      (2)      Interest      Term
---------------------------        ----------   --------    ----------   --------  ----------   ----------
                                                                                   (Thousands)   (Years)
(Totals From Previous Page)           141        17,342         84%         47%     $ 75,939         6
                                     -----      --------     ------     -------     ---------     -----
Rehabilitation Facilities
Arizona                                 1            60         61         100         1,715         2
Arkansas                                1            60         81         100         1,902         4
Colorado                                1            64         76         100         1,545         4
Kansas                                  1            80         69         100         2,650         2
Texas                                   2           234         26         100         4,308         4
                                     -----      --------     ------     -------     ---------     -----
 Sub-Total                              6           498         50         100        12,120         4
                                     -----      --------     ------     -------     ---------     -----
Physician Group Practice Clinics (4)
Arkansas                                1            --         --         100         2,507        13
Tennessee                               1            --         --         100           507        12
                                     -----      --------     ------     -------     ---------     -----
 Sub-Total                              2            --         --         100         3,014        13
                                     -----      --------     ------     -------     ---------     -----
Psychiatric Facility - Georgia          1           108         20         100           560         1
                                     -----      --------     ------     -------     ---------     -----
Congregate Care and Assisted Living Centers
Arkansas                                1            17         95         100            27        13
Arizona                                 1            97         90         100           490        11
California (3)                          6           593         73         100         3,308        14
Colorado                                1            98         90         100           646         2
Delaware                                1            52         95         100           375        11
Florida                                 4           291         84          98         1,386        12
Idaho (3)                               1           117         --          --            --        --
Kansas                                  1           110         90         100           591         2
Louisiana                               2           209         99         100         1,688         3
Maryland                                1            86         99         100           797        13
Missouri                                1            73         76         100           359         5
New Jersey                              1           117         96         100           644        11
New Mexico (3)                          2           285         41         100           800        13
New York                                1            74         72         100           410        11
North Carolina                          3           229         94         100         1,306        13
Ohio                                    1           156         96         100           756        14
Oregon                                  1            58         97          90           373        12
Pennsylvania                            3           200         95         100         1,594        11
Rhode Island                            1           172         93         100         1,376         4
South Carolina                          5           400         92         100         2,501        14
Texas (3)                              11           825         40         100         4,313        13
Virginia                                1            65         84         100           615        13
Washington                              2           139         93         100           673        11
                                     -----      --------     ------     -------     ---------     -----
 Sub-Total                             52         4,463         72         100        25,028        12
                                     -----      --------     ------     -------     ---------     -----
Medical Office Buildings (4)
California                              1            --         --         100           690        12
Texas                                  10            --         --         100         4,829        10
Utah                                    1            --         --         100           545        13
                                     -----      --------     ------     -------     ---------     -----
 Sub-Total                             12            --         --         100         6,064        10
                                     -----      --------     ------     -------     ---------     -----
Total Facilities                      214        22,411         80%         59%     $122,725         8
                                     -----      --------     ------     -------     ---------     -----

(1) Congregate Care and Assisted Living Centers are measured in units. Physician Group Practice Clinics and Medical Office Buildings are measured in square feet and encompass approximately 331,900 and 530,600 square feet, respectively. All other facilities are measured by bed count.
(2) All revenues, including Medicare revenues but excluding Medicaid revenues, are included in "Private Patient" revenues.
(3)  Includes facilities under construction.
(4) Physician Group Practice Clinics and Medical Office Building lessees have use of the leased facilities for their own use or for the use of Sub-lessees.

RELATIONSHIP WITH MAJOR OPERATORS

     At December 31, 1996, the Company owned an interest in 214 Properties located in 38 states, which are operated by 51 operators. Listed below are the Company's major operators and the annualized revenue and the percentage of annualized revenue derived from such operators.

                                                      Percentage
                                     Annualized     of Annualized
Operators           Facilities        Revenue          Revenue
-----------         ----------     -------------    -------------
Vencor                  52         $ 23,344,000           19%
Beverly                 25            9,922,000            8
Horizon                  8            9,818,000            8
Emeritus                20            8,849,000            7
Columbia                13            8,169,000            7
Tenet                    2            7,629,000            6
HealthSouth              3            6,023,000            5


     Lessees of 52 of the Company's 214 Properties are subsidiaries of Vencor
(formerly subsidiaries of  The Hillhaven Corporation ("Hillhaven")).   Based
upon public reports, Vencor's revenue and net income for the nine months ended September 30, 1996 were approximately $1.9 billion and $92 million, respectively; and Vencor's total assets and stockholders' equity as of September 30, 1996 were approximately $2.0 billion and $829.9 million, respectively. Vencor reported net operating revenue and net loss for the year ended December 31, 1995 of approximately $2.3 billion and $14.9 million, respectively. At December 31, 1995, Vencor's net assets and stockholders' equity were approximately $1.9 billion and $772 million, respectively.

     Five Properties (two acute care hospitals, two rehabilitation hospitals and one psychiatric facility) were initially leased to subsidiaries of Tenet. In January 1994, subsidiaries of Tenet assigned the leases for the two rehabilitation hospitals to HealthSouth. In March 1995, the lease on the psychiatric facility was assigned to a new lessee. Tenet remains financially responsible to the Company under its unconditional guarantee through the primary lease term on the four of the five Properties as well as all properties leased to Vencor (see prior paragraph). Tenet is one of the nation's largest health care services companies, providing a broad range of services through the ownership and management of health care facilities. Based upon public reports for the six months ended November 30, 1996, Tenet reported net operating revenue and net income of approximately $2.9 billion and $149 million, respectively. At November 30, 1996, Tenet's net assets and stockholders' equity were approximately $8.6 billion and $2.8 billion, respectively. Based on public reports, for the year ended May 31, 1996, Tenet reported net operating revenue and net income of approximately $5.6 billion and $350 million, respectively, and total assets and stockholders' equity of approximately $8.3 billion and $2.6 billion, respectively.

     The Company leases 15 facilities to Beverly. In addition, it is providing a mortgage loan to Beverly that secures 10 facilities. Based upon public reports, Beverly's net operating revenue and net income for the year ended September 30, 1996 were approximately $2.4 billion and $53.6 million, respectively. Beverly's total assets and stockholder's equity as of September 30, 1996 were approximately $2.6 billion and $866.7 million, respectively. For the year ended December 31, 1995, Beverly reported net operating revenue and net loss of approximately $3.2 billion and $8.1 million, respectively, and total assets and stockholder's equity of $2.5 billion and $820.3 million, respectively.

     The Company has leased three rehabilitation hospitals to HealthSouth.
Based upon public reports, HealthSouth's revenue and net income for the nine months ended September 30, 1996 were approximately $1.8 billion and $158.5 million, respectively. HealthSouth's total assets and stockholders' equity at September 30, 1996 were approximately $3.2 billion and $1.4 billion, respectively. HealthSouth reported revenue and net income for the year ended December 31, 1995 of approximately $1.6 billion and $78.9 million, respectively. HealthSouth's total assets and stockholders' equity as of December 31, 1995 were approximately $2.5 billion and $927.7 million, respectively. On February 18, 1997, HealthSouth announced the signing of a definitive agreement pursuant to which HealthSouth will acquire Horizon in a stock-for-stock merger.

     The Company leases four long-term care facilities, one congregate care facility and three rehabilitation hospitals to Horizon. Based on public reports, for the six months ended November 30, 1996, Horizon reported net operating revenue and net loss of approximately $887.9 million and $2.4 million, respectively, and as of November 30, 1996, total assets and stockholders' equity were approximately $1.5 billion and $649.5 million, respectively. For the year ended May 31, 1996, Horizon reported net operating revenue and net loss of $1.8 billion and $24.8 million, respectively, and total assets and stockholders' equity of approximately $1.5 billion and $651.3 million, respectively.

     The Company holds Loans which were secured by two hospitals and two medical office buildings initially totaling $34.5 million operated by a wholly-owned subsidiary of Columbia. In February 1997, Columbia substituted a medical office building located in Alaska for an acute care hospital and medical office building as security for the loan. At December 31, 1996, the Company has provided or has committed to provide approximately $43 million in acquisition or construction funds for seven medical office buildings which are leased by HealthTrust, a wholly owned subsidiary of Columbia. All of these medical office buildings have been completed with the exception of initial tenant improvements. Based upon public reports, Columbia's revenue and net income for the nine months ended September 30, 1996 were approximately $14.8 billion and $1.1 billion, respectively; and Columbia's total assets and stockholders' equity as of September 30, 1996 were approximately $20.7 billion and $8.2 billion, respectively. For the year ended December 31, 1996, Columbia reported revenue and net income of approximately $19.9 billion and $1.5 billion, respectively, and total assets and stockholders' equity of approximately $21.3 billion and $8.6 billion, respectively.

     The Company leases 17 assisted living facilities and three long-term care facility to Emeritus. Based on public reports, total operating revenue and net loss for the nine months ended September 30, 1996 were approximately $46.1 million and $4.5 million, respectively. Emeritus' total assets and stockholders' equity at September 30, 1996 were $125.6 million and $29.9 million, respectively. For the year ended December 31, 1995, Emeritus reported total operating revenue and net loss of approximately $21.3 million and $9.0 million, respectively, and total assets and stockholders' equity of $115.6 million and $34.9 million, respectively.

     Vencor, Tenet, Beverly, HealthSouth, Horizon, Columbia and Emeritus are subject to the informational filing requirements of the Securities Exchange Act of 1934, as amended, and accordingly file periodic financial statements on Form 10-K and Form 10-Q with the Securities and Exchange Commission. For additional financial data with respect to Tenet see Appendix I attached hereto. All of the financial and other information presented herein with respect to such companies was obtained from such public reports.

LEASES AND LOANS

     The initial base rental rates of the Leases entered into by the Company during the three years ended December 31, 1996 have generally ranged from 8% to 12% per annum of the acquisition price of the related property. Rental rates vary by lease, taking into consideration many factors, including, but not limited to, credit worthiness of the Lessee, operating performance of the facility, interest rates at the commencement of the lease, location, and type and physical condition of the facility. Most of the Leases provide for additional rents which are based upon a percentage of increased revenue over specific base period revenue of the leased Properties. Initial interest rates on mortgage loans ("Loans") held by the Company and entered into during the three years ended December 31, 1996 have generally ranged from 9% to 12% per annum. Certain Leases and Loans have rent increases or rent increases based on inflation indices or other factors. Additional Rental and Interest Income (see
Note 2 to the Consolidated Financial Statements in this Annual Report on Form 10-K) received for the years ended December 31, 1996, 1995 and 1994 were $20.9 million, $18.1 million and $16.7 million, respectively. The primary or fixed terms of the Leases generally range from 10 to 15 years, and generally have one or more five-year (or longer) renewal options. The average remaining base lease term on the Company's portfolio of properties is approximately seven years; the average remaining term on the Loans is approximately 11 years.

     Most Leases contain credit enhancements in the form of guarantees, as well as grouped lease renewals, grouped purchase options, and cross default and cross collateralization features that may be employed when multiple facilities are leased to individual operators. Obligations under the Leases, in most cases, have corporate parent or shareholder guarantees; 110 Leases and Loans covering 13 facilities are backed by irrevocable letters of credit from various financial institutions which cover from three to twelve months of Lease or Loan payments. The Lessees and mortgagors are required to renew such letters of credit during the Lease or Loan term in amounts which may change based upon the passage of time, improved operating cash flow or improved credit ratings. Currently, the Company has approximately $32.8 million in irrevocable standby letters of credit from financial institutions. The letters of credit relating to an individual Lease or Loan may be drawn upon in the event of a Lessee's or Mortgagor's default under terms of a Lease or Loan. Amounts available under letters of credit change from time to time; such changes may be material.

     The Company believes that the credit enhancements discussed above provide it with significant protection for its investment portfolio. The Company is currently receiving rents and interest in a timely manner from all Lessees and Mortgagors as provided under the terms of the Leases or Loans. Based upon information provided to the Company by Lessees or Mortgagors, certain facilities that are current with respect to monthly rents and mortgage payments are presently underperforming financially. Individual facilities may underperform as a result of inadequate Medicaid reimbursement, low occupancy, less than optimal patient mix, excessive operating costs, other operational issues or capital needs. Management believes that, even if these facilities remain at current levels of performance, the Lease and Loan provisions contain sufficient security to assure that material rental and mortgage obligations will continue to be met for the remainder of the Lease or Loan terms. In the future it is expected that the Company will have certain properties which the Lessees may choose not to renew their Leases at existing rental rates (see Table below).

     Lessees generally have the right of first refusal to purchase the Properties during the Lease terms. Most Leases provide one or more five-year (or longer) renewal options at existing Lease rates and continuing additional rent formulas although certain Leases provide for Lease renewals at fair market value. Certain Lessees also have options to purchase the Properties, generally for fair market value, and generally at the expiration of the primary Lease term and/or any renewal term under the Lease. If options are exercised, such provisions require Lessees to purchase or renew several facilities together, precluding the possibility of Lessees purchasing or renewing only those facilities with the best financial outcomes. Forty one Properties are not subject to purchase options until 2010 or later and an additional 27 leased Properties do not have any purchase options.

     A table recapping lease expirations, mortgage maturities, properties subject to purchase options and financial underperformance follows:


              Current Annualized Revenues of
   -----------------------------------------------------
           Properties Subject to
           Lease Expirations and      Properties Subject    Possible Revenue Loss
            Mortgage Maturities      to Purchase Options       at Underperforming
    Year            (1)                      (2)                Properties (3)
   -----   ---------------------     -------------------    ----------------------
             (Amounts in thousands, except percentages)        %          Amount
                                                            -------     ----------
    1997          $   4,199              $   3,182            0.3%        $   400
    1998             17,557                 14,525            1.4           1,700
    1999             20,455                 20,293            0.9           1,100
    2000             10,647                 10,647            0.2             300
    2001             17,170                 17,170            0.7             800
Thereafter           52,697                 36,483             --              --
                  ---------              ---------           -----        -------
   Total          $ 122,725              $ 102,300            3.5%        $ 4,300
                  =========              =========           =====        =======


(1) This column includes the revenue impact by year and the total annualized rental and interest income associated with the Properties subject to Lessees' renewal options and/or purchase options and mortgage maturities.

(2) This column includes the revenue impact by year and the total annualized rental and interest income associated with Properties subject to both purchase options and renewal options. If a purchase option is exercisable at more than one date, the convention used in the table is to show the revenue subject to the purchase option at the earliest possible purchase
     date.   Although certain purchase option periods commenced in earlier years, lessees have not exercised their purchase options as of this time. The total for this column is a component of the total current annualized revenue of properties subject to lease expirations and mortgage maturities ($122,725,000).

(3) Based on current market conditions, management estimates that there could be a revenue loss (compared to current rental rates) upon the expiration of the current term of the Leases in the percentages and amounts shown in the table for Underperforming Properties. Total revenue of the Company has grown at a compound annual growth rate of 9.5% in the past five years. No attempt has been made to show the possibility of expected gains, if any, on Properties which might offset a portion of the possible revenue loss shown above. The percentages are computed by taking the possible revenue loss as a percentage of 1996 total revenue.

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

     Each Lease is a "triple net lease" lease and the Lessee is responsible thereunder, in addition to the minimum and additional rents, for all additional charges, including charges related to non-payment or late payment of rent, taxes and assessments, governmental charges with respect to the leased property and utility and other charges incurred with the operation of the leased property.

     Each Lessee is required, at its expense, to maintain its leased property in good order and repair. The Company is not required to repair, rebuild or maintain the Properties.

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

DEVELOPMENT PROGRAM

     The Company has a number of "build-to-suit" type agreements that by their terms require conversions upon the completion of the development of the facilities, to lease agreements. During the construction of the projects, funds are advanced pursuant to draw requests made by the developers in accordance with the terms and conditions of the applicable development agreements which require site visits prior to each advancement of funds.

     Since 1987, the Company has committed to the development of 31 facilities, including five rehabilitation hospitals, 14 congregate care and assisted living facilities, five long-term care facilities and seven medical office buildings, representing an aggregate investment of approximately $225 million. As of December 31, 1996, costs of approximately $184.4 million have been funded and 26 facilities have been completed. The 26 completed facilities comprise five rehabilitation hospitals, nine congregate care and assisted living facilities, five long-term care facilities and seven medical office buildings. The five remaining development projects are scheduled for completion in 1997 and 1998. Simultaneously with the commencement of each of the development programs and prior to funding, the Company enters into a lease agreement with the developer/operator. The base rent under the lease is generally established at a rate equivalent to a specified number of basis points over the yield on the 10 year United States Treasury note at the inception of the lease agreement.

     The development program generally includes a variety of additional forms of credit enhancement and collateral beyond those provided by the Leases. During the development period, the Company generally requires additional security and collateral in the form of more than one of the following: (a) irrevocable letters of credit from financial institutions; (b) payment and performance bonds; and (c) completion guarantees by either one or a combination of the developer's parent entity, other affiliates or one or more of the individual principals who control the developer. In addition, prior to any advance of funds by the Company under the development agreement, the developer must provide
(a) satisfactory evidence in the form of an endorsement to the Company's title insurance policy that no intervening liens have been placed on the property since the date of the Company's previous advance; (b) a certificate executed by the project architect that indicates that all construction work completed on the project conforms with the requirements of the applicable plans and specifications; (c) a certificate executed by the general contractor that all work requested for reimbursement has been completed; and (d) satisfactory evidence that the funds remaining unadvanced are sufficient for the payment of all costs necessary for the completion of the project in accordance with the terms and provisions of the agreement. As a further safeguard during the development period, the Company generally will retain 10% of construction funds incurred until it has received satisfactory evidence that the project will be fully completed in accordance with the applicable plans and specifications. The Company also monitors the progress of the development of each project and the accuracy of the developer's draw requests by having its own in-house inspector perform regular on-site inspections of the project prior to the release of any requested funds.

FUTURE ACQUISITIONS

     The Company anticipates acquiring additional health care related facilities and leasing them to health care operators or investing in mortgages secured by health care facilities.

TAXATION OF THE COMPANY

     Management of the Company believes that the Company has operated in such a manner as to qualify for taxation as a real estate investment trust ("REIT") under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its taxable year ended December 31, 1985, and the Company intends to continue to operate in such a manner. No assurance can be given that it has operated or will be able to continue to operate in a manner so as to qualify or to remain so qualified. This summary is qualified in its entirety by the applicable Code provisions, rules and regulations promulgated thereunder, and administrative and judicial interpretation thereof.

     If the Company qualifies for taxation as a REIT, it will generally not be subject to Federal corporate income taxes on its net income that is currently distributed to stockholders. This treatment substantially eliminates the "double taxation" (i.e., at the corporate and stockholder levels) that generally results from investment in a corporation. However, the Company will continue to be subject to federal income tax under certain circumstances.

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

     The Company owns interests in various partnerships. In the case of a REIT that is a partner in a partnership, Treasury Regulations provide that for purposes of the REIT income and asset tests, the REIT will be deemed to own its proportionate share of the assets of the partnership and will be deemed to be entitled to the income of the partnership attributable to such share. The ownership of an interest in a partnership by a REIT may involve special tax risks, including the challenge by the Internal Revenue Service of the allocations of income and expense items of the partnership, which would affect the computation of taxable income of the REIT, and the status of the partnership as a partnership (as opposed to an association taxable as a corporation) for federal income tax purposes. The Company also owns interests in a number of subsidiaries which are intended to be treated as qualified real estate investment trust subsidiaries ("QRS"). The Code provides that such subsidiaries will be ignored for federal income tax purposes and all assets, liabilities and items of income, deduction and credit of such subsidiaries will be treated as assets, liabilities and such items of the Company. If any partnership or subsidiary in which the Company owns an interest were treated as a regular corporation (and not as a partnership or QRS) for federal income tax purposes, the Company would likely fail to satisfy the REIT asset tests described above and would therefore fail to qualify as a REIT. The Company believes that each of the partnerships and subsidiaries in which it owns an interest will be treated for tax purposes as a partnership or QRS, respectively, although no assurance can be given that the Internal Revenue Service will not successfully challenge the status of any such organization.

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

     If the Company fails to qualify for taxation as a REIT in any taxable year, and certain relief provisions do not apply, the Company will be subject to tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Distributions to stockholders in any year in which the Company fails to qualify will not be deductible by the Company nor will they be required to be made. Unless entitled to relief under specific statutory provisions, the Company will also be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost. It is not possible to state whether in all circumstances the Company would be entitled to the statutory relief. Failure to qualify for even one year could substantially reduce distributions to stockholders and could result in the Company's incurring substantial indebtedness (to the extent borrowings are feasible) or liquidating substantial investments in order to pay the resulting taxes.

     Distributions made to the Company's stockholders out of current or accumulated earnings and profits, unless designated as capital gain distributions, will be taken into account by them as ordinary income. Such distributions will not be eligible for the dividends received deductions for corporations as long as the Company qualifies as a REIT. Distributions that are designated as capital gain dividends will be taxed as long-term capital gains to the extent they do not exceed the Company's actual net capital gain for the taxable year, although corporate stockholders may be required to treat up to 20% of any such capital gain dividend as ordinary income. Distributions in excess of current or accumulated earnings and profits will not be taxable to a stockholder to the extent that they do not exceed the adjusted basis of the stockholder's shares. To the extent that such distributions exceed the adjusted basis of a stockholder's shares they will be included in income as long-term or short-term capital gain (as described below with respect to the sale or exchange of the shares) assuming the shares are held as a capital asset in the hands of the stockholder. Stockholders may not include in their individual income tax returns any net operating losses or capital losses of the Company.

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

GOVERNMENT REGULATION

     The Company is affected by government regulation of the health care industry in that the Company's additional rents are generally based on its Lessees' gross revenue from operations and the underlying value of the Company's facilities depends on the revenue and profit that a facility is able to generate. Aggressive efforts by health insurers and governmental agencies to limit the cost of hospital services and to reduce utilization of hospital and other health care facilities may reduce future revenues or slow revenue growth from inpatient facilities and shift utilization from inpatient to outpatient facilities.

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

     Revenues of Lessees are generally derived from payments for patient care. Such payments are received from the federal Medicare program, state Medicaid programs, private insurance carriers, health care service plans, health maintenance organizations, preferred provider arrangements, self-insured employers as well as directly from patients. Medicare payments for psychiatric, long-term and rehabilitative care are based on allowable costs plus a return on equity for proprietary facilities. Medicare payments to acute care hospitals for inpatient services are made pursuant to the Prospective Payment System ("PPS") under which a hospital is paid a prospectively established rate based on the category of the patient's diagnosis ("Diagnostic Related Groups" or "DRGs"). In 1991, Medicare began to phase, in over a period of years, reimbursement to hospitals for capital-related inpatient costs under PPS using a federal rate rather than the cost-based reimbursement system previously used. DRG rates are subject to adjustment on an annual basis as part of the federal budget reconciliation process.

     Medicaid programs generally pay for acute, rehabilitative and psychiatric care based on reasonable costs at fixed rates; long-term care facilities are generally reimbursed using fixed daily rates. Both Medicare and Medicaid payments are generally below retail rates for Lessee-operated facilities. Increasingly, states have introduced managed care contracting techniques in the administration of Medicaid programs. Such mechanisms could have the impact of reducing utilization of, reimbursement to, Lessee-operated facilities.

     Third party payors in various states and areas base payments on costs, retail rates or, increasingly, negotiated rates, including discounts from normal charges, fixed daily rates and prepaid capitated rates.

     LONG-TERM CARE FACILITIES. Regulation of long-term care facilities is exercised primarily through the licensing of such facilities against a common background established by federal law enacted as part of the Omnibus Budget Reconciliation Act of 1987. Regulatory authorities and licensing standards vary from state to state, and in some instances from locality to locality. These standards are constantly reviewed and revised. Agencies periodically inspect facilities, at which time deficiencies may be identified which must be corrected as a condition to continued licensing or certification and participation in government reimbursement programs. Depending on the nature of such deficiencies, remedies can be routine or costly. Similarly, compliance with regulations which cover a broad range of areas such as patients' rights, staff training, quality of life and quality of resident care may increase facility start-up and operating costs.

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

     PHYSICIAN GROUP PRACTICE CLINICS. Physician group practice clinics are subject to extensive federal, state and local legislation and regulation. Every state imposes licensing requirements on individual physicians and on facilities and services operated by physicians. In addition, federal and state laws regulate health maintenance organizations and other managed care organizations with which physician groups may have contracts. Many states require regulatory approval, including CONs, before establishing certain types of physician-directed clinics, offering certain services or making expenditures in excess of statutory thresholds for health care equipment, facilities or programs. In connection with the expansion of existing operations and the entry into new markets, physician clinics and affiliated practice groups may become subject to compliance with additional regulation.

     HEALTH CARE REFORM. The health care industry is facing various challenges, including increased government and private payor pressure on health care providers to control costs, the migration of patients from acute care facilities into extended care and home care settings and the vertical and horizontal consolidation of health care providers. The pressure to control health care costs intensified during 1994 and 1995 as a result of the national health care reform debate and continued into 1996 as Congress attempted to slow the rate of growth of federal health care expenditures as part of its effort to balance the federal budget. For example, bills have been passed by the House and the Senate in the context of the federal budget reconciliation process which call for reduced future reimbursement to hospitals under the existing Medicare system, the establishment of a prospective payment system for Medicare reimbursement of long-term care, reduced growth in future Medicaid reimbursement and the establishment of a "block grant" program that would give states greater discretion in designing and administering their Medicaid programs than presently afforded under federal law.

     Spending in the United States Health Care Industry during 1996 was estimated by the Congressional Budget Office as approximately $1.032 trillion, representing 13.6% of the Gross Domestic Product. The Company believes that government and private efforts to contain or reduce health care costs will continue. These trends are likely to lead to reduced or slower growth in reimbursement for certain services provided by some of the Company's Lessees. The Company believes that the vast nature of the health care industry, the financial strength and operating flexibility of its operators and the diversity of its portfolio will mitigate the impact of any such diminution in reimbursements. However, the Company cannot predict whether any of the above proposals or any other proposals will be adopted and, if adopted, no assurance can be given that the implementation of such reforms will not have a material adverse effect on the Company's financial condition or results of operations.

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

     At December 31, 1996, the Company has two classes of debt securities which are senior to the Common Stock. The Company may, in the future, issue debt securities which will be senior to the Common Stock. The Company has no present plans to issue senior equity securities, although the Board of Directors is authorized to issue up to 50,000,000 shares of preferred stock. The Company has authority to offer shares of its capital stock in exchange for investments which conform to its standards and to repurchase or otherwise acquire its shares or other securities, but does not presently intend to do so.

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


ITEM 2.   PROPERTIES

          See Item 1. for details.


ITEM 3.   LEGAL PROCEEDINGS

          During 1996, the Company was not a party to any material legal proceedings.


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

                       1996                   1995                  1994
                  High       Low         High      Low         High      Low
                 -------   -------      -------   -------     -------   -------
First Quarter    $35 1/2   $31 1/2      $30 3/8   $28         $32       $27 1/4
Second Quarter    33 7/8    31           32 3/4    29 1/2      32 5/8    29 1/2
Third Quarter     34 1/2    32 5/8       34 7/8    31 5/8      31 1/4    27 7/8
Fourth Quarter    37 1/2    32 1/2       35 1/4    31 1/2      30 7/8    26 1/4

     As of March 1, 1997 there were approximately 1,679 stockholders of record and in excess of 35,000 beneficial stockholders of the Company's Common Stock.

     It has been the Company's policy to declare quarterly dividends to the holders of its shares of Common Stock so as to comply with applicable sections of the Internal Revenue Code governing REITs. The cash dividends per share paid by the Company are set forth below:

                                  1996         1995        1994
                                 -------     -------      -------
          First Quarter          $ .5600     $ .5200      $ .4800
          Second Quarter           .5700       .5300        .4900
          Third Quarter            .5800       .5400        .5000
          Fourth Quarter           .5900       .5500        .5100



ITEM 6.   SELECTED FINANCIAL DATA

     Set forth below is selected financial data with respect to the Company for the years ended December 31, 1996, 1995, 1994, 1993, and 1992.

                                           Year Ended December 31,
                                1996      1995      1994      1993      1992
                            -------------------------------------------------
                              (Amounts in thousands, except per share data)
Income Statement Data:
Total Revenue                $120,393  $105,696  $ 98,996  $ 92,549  $ 83,727
Net Income                     60,641    80,266    49,977    44,087    35,715
Net Income Per Share             2.12      2.83      1.87      1.66      1.38

Balance Sheet Data:
Total Assets                  753,653   667,831   573,826   549,638   509,150
Debt Obligations              379,504   299,084   271,463   245,291   205,760
Stockholders' Equity          336,806   339,460   269,403   269,873   271,375

Other Data:
Funds From Operations (1)      80,517    72,911    64,274    59,201    51,866

Cash Flows From Operating
  Activities                   90,585    71,164    65,519    62,707    52,008
Cash Flows Used In Investing
  Activities                  104,797    80,627    61,383    29,315    69,087
Cash Flows Provided By (Used
  In) Financing Activities     15,023     8,535   (24,418)   (8,832)   16,645

Dividends Paid                 65,905    60,167    52,831    49,030    44,136
Dividends Paid Per Share       2.3000    2.1400    1.9800    1.8450    1.7250

---------------------------
(1)  The Company believes that Funds From Operations ("FFO") is an important
supplemental measure of operating performance.   The Company adopted the new
definition of FFO prescribed by the National Association of Real Estate Investment Trusts ("NAREIT"). FFO is now defined as Net Income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus real estate depreciation, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not, and is not intended to, represent cash generated from operating activities in accordance with generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to Net Income. FFO, as defined by the Company may not be comparable to similarly entitled items reported by other REITs that do not define it in accordance with the definition prescribed by NAREIT. FFO for the years presented has been restated for the new definition. The following table represents items and amounts being aggregated to compute FFO.

                                1996      1995      1994     1993      1992
                              -------   -------   -------  -------   -------
Net Income                    $60,641   $80,266   $49,977   $44,087   $35,715
Real Estate Depreciation       20,700    16,691    15,829    15,861    16,348
Partnership Adjustments          (827)     (496)     (532)     (522)     (197)
Gain on sale of Real Estate
  Properties                       --   (23,550)       --        --        --
                              -------   -------   -------   -------   -------
                              $80,517   $72,911   $65,274   $59,201   $51,866
                              =======   =======   =======   =======   =======


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is in the business of acquiring health care facilities that it leases on a long-term basis to health care providers. On a more limited basis, the Company has provided mortgage financing on health care facilities. As of December 31, 1996, the Company's portfolio of properties, including equity investments, consisted of 214 facilities located in 38 states. These facilities are comprised of 135 long-term care facilities, 52 congregate care and assisted living facilities, 12 medical office buildings, six acute care hospitals, six rehabilitation facilities, two physician group practice clinics and one psychiatric care facility. The gross acquisition price of the properties, which includes partnership acquisitions, was approximately $915,260,000 at December 31, 1996.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 VS. YEAR ENDED DECEMBER 31, 1995

     Net Income for the year ended December 31, 1996 totaled $60,641,000 or $2.12 per share on revenue of $120,393,000. This compares to Net Income of $80,266,000 or $2.83 per share on revenue of $105,696,000 for the corresponding period in 1995. Included in Net Income and Net Income Per Share for the year ended December 31, 1995 is the Gain on the Sale of Real Estate Properties of $23,550,000 or $0.83 per share. Net Income for the year ended December 31, 1996 was favorably influenced in the amount of $2,061,000, or $0.07 per share, attributable to the payoff of two mortgage loans which had been purchased at a discount by the Company in 1992.

     Base Rental Income for the year ended December 31, 1996 increased by $14,985,000 to $83,702,000. The majority of this increase was generated by rents on $117,000,000 of equity investments made in 1996 and a full year of rents on $98,000,000 of equity investments made in 1995. The increase in revenue was also assisted by higher Additional Rental and Interest Income from the existing portfolio for the year ended December 31, 1996 of $2,847,000 to $20,925,000.
The growth in Base Rental Income and Additional Rental and Interest Income for 1996 was moderated by the sale and concurrent financing of certain real estate properties in 1995, which converted the character of the returns on those assets from rental income to interest income. The increases noted above were offset by a decrease in Interest and Other Income for the year ended December 31, 1996 of $2,394,000 to $15,766,000, due in part to the payoff of certain mortgage loans.

     Interest Expense for the year ended December 31, 1996 increased by
$7,062,000 to $26,401,000.   The increase in Interest Expense is primarily due
to the Company's February 1996 issuance of $115,000,000 6.5% Senior Notes due 2006, the proceeds of which were invested in new long-term investments. The increase in Depreciation/Non Cash Charges of $3,941,000 to $23,149,000 for the year ended December 31, 1996, is related to the new investments discussed above.

     In 1996, the Company adopted the new definition of Funds From Operations ("FFO") prescribed by the National Association of Real Estate Investment Trusts ("NAREIT"). FFO is now defined as Net Income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus real estate depreciation, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to Net Income. FFO for the years ended December 31, 1995 and 1994 has been restated for this new definition.

     The Company believes that FFO is an important supplemental measure of operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen and fallen with market conditions, presentations of operating results for a real estate investment trust that use historical cost accounting for depreciation could be uninformative. The term FFO was designed by the Real Estate Investment Trust ("REIT") industry to address this problem. FFO, as defined by the Company in accordance with the NAREIT prescription may not be comparable to similarly entitled items reported by other REITs that do not define it in accordance with the NAREIT definition.

     Funds From Operations for the years ended December 31, 1996 and 1995 are as follows:

                                                   1996         1995
                                                 --------     --------
                                                (Amounts in thousands)
          Net Income                             $ 60,641     $ 80,266
          Real Estate Depreciation                 20,700       16,691
          Partnership Adjustments                    (824)        (496)
          Gain on Sale of Real Estate Properties       --      (23,550)
                                                 --------     --------
          Funds From Operations                  $ 80,517     $ 72,911
                                                 ========     ========

     FFO for the year ended December 31, 1996, increased $7,606,000 or 10.4% from the comparable period in the prior year. The increases are attributable to increases in Base Rental Income, Additional Rental and Interest Income, as offset by increases in Interest Expense and Other Expenses and decreases in Interest and Other Income all of which are discussed in more detail above.

YEAR ENDED DECEMBER 31, 1995 VS. YEAR ENDED DECEMBER 31, 1994

     Net Income for the year ended December 31, 1995 was $80,266,000, or $2.83 per share, on revenue of $105,696,000. This is compared to Net Income for the prior year of $49,977,000, or $1.87 per share, on revenue of $98,996,000. Net Income and Net Income Per Share for the year ended December 31, 1995 included a $23,550,000, or $0.83 per share, Gain on the Sale of 10 leased real estate properties. Under the terms of the sale, the Company received net cash proceeds of $8,387,000 and is providing a 15 year mortgage in the initial amount of $34,760,000. Additionally, Net Income for the year ended December 31, 1994 was favorably influenced by a $1,000,000 final settlement related to a partnership investment.

     The increase in total revenue of $6,700,000, or 6.8%, is due primarily to increased Base Rental Income from facilities acquired in 1995 and a full year's rents on the 1994 acquisitions. In addition, the increases in Additional Rental and Interest Income of $1,371,000 were the result of increases at most of the facilities that are eligible to pay such rents. The growth in Additional Rental and Interest Income was slowed somewhat by the sale and concurrent financing of certain real estate properties. Those sales converted the character of the returns on the assets from Base and Additional Rental Income to Interest Income. Interest and Other Income increased $3,118,000 primarily as a result of the addition of approximately $42,954,000 in loans receivable during 1995.

     Interest Expense decreased $794,000, or 3.9%, to $19,339,000 for the year ended December 31, 1995 as compared to $20,133,000 for the prior year. The decrease is primarily due to lower interest rates and lower average borrowings from the Company redeeming in March 1995, without penalty, $75,000,000 of 9-7/8% Senior Notes that were due in 1998. This was offset by the Company issuing approximately $78,000,000 in Senior Notes during 1995 with interest rates averaging 7.8%.

     Funds From Operations for the years ended December 31, 1995 and 1994 are as follows:

                                                    1996        1995
                                                 ---------   ---------
                                                 (Amounts in thousands)
          Net Income                              $ 80,266    $ 49,977
          Real Estate Depreciation                  16,691      15,829
          Partnership Adjustments                     (496)       (532)
          Gain on Sale of Real Estate Properties   (23,550)         --
                                                  --------    --------
          Funds From Operations                   $ 72,911    $ 65,274
                                                  ========    ========

     FFO for the year ended December 31, 1995, increased $7,637,000 or 11.7% from the comparable period in the prior year. The increases are attributable to increases in Base Rental Income, Additional Rental and Interest Income, and Interest and Other Income, as off-set by increases in Other Expenses all of which are discussed in more detail above.

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

     On February 15, 1996, the Company issued $115,000,000 in Unsecured Senior Notes due 2006 bearing a coupon of 6.5%. The majority of the proceeds from this debt issuance was used to retire short-term bank debt and to fund acquisitions made during 1996. At December 31, 1996, Stockholders' Equity in the Company totaled $336,806,000 and the debt to equity ratio was 1.13 to 1. For the year ended December 31, 1996, Funds From Operations covered Interest Expense 4.1 to 1.

     At December 31, 1996, the Company had approximately $50,975,000 available under its MTN program, registered pursuant to a shelf registration statement, for future issuance of MTNs based on Company needs and then existing market
conditions.  In September 1995, the  Company   registered  $200,000,000 of debt
and equity securities under a shelf registration statement filed with the Securities and Exchange Commission of which $85,000,000 in debt or equity securities remains available to be offered by the Company. As of December 31, 1996, the Company had $100,000,000 available on its revolving line of credit. This line of credit with a group of six domestic and international banks expires on March 31, 2000. The Company's debt securities have been rated investment grade by debt rating agencies since 1986. Current ratings of the Company's Senior and Convertible Subordinated Notes are as follows:

                        Moody's     Standard & Poor's   Duff & Phelps
                        --------    -----------------   --------------
Senior Notes              Baa1             BBB+               A-
Convertible
  Subordinated Notes      Baa2             BBB                BBB+


     Since inception in May 1985, the Company has recorded approximately $510,771,000 in cumulative Funds From Operations. Of this amount, through December 31, 1996, a total of $427,514,000 has been distributed to stockholders as dividends. The balance of $83,257,000 has been retained, and has been an additional source of capital for the Company. Dividends paid or payable as a percentage of Funds From Operations were 82%, 83% and 81% for the years ended December 31, 1996, 1995 and 1994. Since commencing business in 1985, the Company has paid dividends equal to approximately 84% of Funds From Operations.

     The Company has outstanding commitments on closed and to-be-closed development transactions of approximately $39 million and $63 million, respectively. The Company is also committed to acquire approximately $122 million of existing health care facilities. The Company expects that a significant portion of these commitments will be funded; however, experience suggests that some committed transactions will not close. Transactions do not close for various reasons including unsatisfied pre-closing conditions, competitive financing sources, final negotiation differences and the operator's inability to obtain required internal or governmental approvals.

     At December 31, 1996, the Company had approximately $32,800,000 in irrevocable letters of credit from commercial banks to secure the obligations of many lessees' lease and borrowers' loan obligations. The Company may draw upon the letters of credit if there are any defaults under the leases and/or loans. Amounts available under letters of credit change from time to time and such changes may be material.

     The Company and an affiliate of HealthSouth Corporation have exchanged the Company's closed Dallas Rehabilitation Institute for the HealthSouth Sunrise Rehabilitation Hospital in Fort Lauderdale, Florida. The Sunrise Rehabilitation Hospital, which is licensed as a 108 bed acute rehabilitation hospital, specializes in programs for burn patients, spinal and hand rehabilitation, and pediatric trauma treatment and functions at a very high percentage of occupancy. The Dallas facility lease was scheduled to expire in June 1999 with annual rent aggregating approximately $3,100,000. Annual rent on the Florida property will aggregate $2,250,000 with a fifteen year primary term. The Company began recording the rent reduction in the second quarter of 1996. The lease obligations are guaranteed by HealthSouth Corporation. The property exchange was finalized during March 1997. The Company invested approximately $18,000,000 in the Dallas facility when it was purchased in 1985.

     The Company has concluded a significant number of "facility rollover" transactions in 1995 and 1996 on properties that have been under long-term leases and mortgages. "Facility rollover" transactions principally include lease renewals and renegotiations, exchanges, sales of properties, and to a lesser extent, payoffs on mortgage receivables. In 1995, the Company completed 20 facility rollovers including the sale of ten facilities with concurrent "seller financing" for a gain of $23,550,000. The 1995 facility rollovers generated an increase of $900,000 in Funds From Operations on an annualized basis. During the year ended December 31, 1996, the Company completed or agreed in principle to complete 20 facility rollovers including the sale of nine facilities in Missouri and the exchange of the Dallas Rehabilitation Institute. The 1996 facility rollovers through December 31, 1996, resulted in a decrease of $1,200,000 in Funds From Operations on an annualized basis. Through December 31, 1999, the Company has 68 more facilities which are subject to lease expiration, mortgage maturities and purchase options. The 1998 group includes 14, 10, and five long-term care facilities leased to Vencor, Beverly and Horizon, respectively. The Company has completed certain facility rollovers earlier than the scheduled lease expirations or mortgage maturities and will continue to pursue such opportunities where it is advantageous to do so.

     Management believes that the Company's liquidity and sources of capital are adequate to finance its operations as well as its future investments in additional facilities.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Consolidated Balance Sheets as of December 31, 1996 and 1995 and its Consolidated Statements of Income, Stockholders' Equity, and Cash Flows for the years ended December 31, 1996, 1995 and 1994, together with the Report of Arthur Andersen LLP, Independent Public Accountants, are included elsewhere herein. Reference is made to the "Index to Consolidated Financial Statements".


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company were as follows on March 18, 1997:


Name                     Age                   Position
-----------------      ------      ---------------------------------------
Kenneth B. Roath         61        Chairman, President and Chief Executive Officer
James G. Reynolds        45        Executive Vice President and Chief Financial Officer
Devasis Ghose            43        Senior Vice President - Finance and Treasurer
Edward J. Henning        44        Senior Vice President, General Counsel and Corporate Secretary
Stephen R. Maulbetsch    40        Senior Vice President - Property and Acquisition Analysis


     There is hereby incorporated by reference the information appearing under the captions "Board of Directors and Officers" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Registrant's definitive proxy statement relating to its Annual Meeting of Stockholders to be held on April 23, 1997.


ITEM 11.  EXECUTIVE COMPENSATION

     There is hereby incorporated by reference the information under the caption "Executive Compensation" in the Registrant's definitive proxy statement relating to its Annual Meeting of Stockholders to be held on April 23, 1997.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     There is hereby incorporated by reference the information under the captions "Principal Stockholders" and "Board of Directors and Officers" in the Registrant's definitive proxy statement relating to its Annual Meeting of Stockholders to be held on April 23, 1997.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There is hereby incorporated by reference the information under the caption "Certain Transactions" in the Registrant's definitive proxy statement relating to its Annual Meeting of Stockholders to be held on April 23, 1997.


                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS
          ON FORM 8-K

     a)   Financial Statements:

          1)   Report of Independent Public Accountants

          2)   Financial Statements

          Consolidated Balance Sheets - December 31, 1996 and 1995
          Consolidated Statements of Income - for the years ended December 31, 1996, 1995 and 1994
          Consolidated Statements of Stockholders' Equity - for the years ended December 31, 1996, 1995 and 1994
          Consolidated Statements of Cash Flows - for the years ended December 31, 1996, 1995 and 1994
          Notes to Consolidated Financial Statements

          Note - All schedules have been omitted because the required information is presented in the financial statements and the related notes or because the schedules are not applicable.

     b)   Reports on Form 8-K:

          No reports on Form 8-K were filed by the Company during the fourth quarter of 1996.

     c)   Exhibits

          3.1   Articles of Restatement of the Company. 10/
          3.2   Amended and Restated Bylaws of the Company. 1/
          4.1 Rights Agreement, dated as of July 5, 1990, between the Company and Manufacturers Hanover Trust Company of California, as Rights Agent. 11/
          4.2 Indenture dated as of September 1, 1993 between the Company and The Bank of New York, as Trustee, with respect to the Series B Medium Term Notes and the Senior Notes due 2006. 12/
          4.3 Indenture dated as of April 1, 1989 between the Company and The Bank of New York for Debt Securities. 2/
          4.4   Form of Fixed Rate Note. 2/
          4.5   Form of Floating Rate Note. 2/
          10.1 Amendment No. 1, dated as of May 30, 1985, to Partnership Agreement of Health Care Property Partners, a California general partnership ("HCPP"), the general partners of which consist of the Company and certain affiliates of Tenet Healthcare Corporation ("Tenet"). 3/
          10.9 Corporate Guaranty of Obligations of Subsidiaries Pursuant to Leases, Percentage Rent Agreement and Contract of Acquisition, dated as of May 30, 1985, from Tenet in favor of HCPP. 3/
          10.10 Deferred Compensation Plan of the Company. 3/
          10.27 Employment Agreement dated April 28, 1988 between the Company and Kenneth B. Roath. 5/
          10.28 Health Care Property Investors, Inc. Executive Retirement
                Plan. 4/
          10.29 Health Care Property Investors, Inc. Amended Stock Incentive Plan, as amended. 8/
          10.30 Health Care Property Investors, Inc. Directors Stock Incentive Plan, as amended. 8/
          10.34 First Amendment to Employment Agreement dated February 1, 1990 between the Company and Kenneth B. Roath. 6/
          10.36 Retirement Plan for Outside Directors of Health Care Property Investors, Inc. as of January 1, 1991. 7/
          10.37 Revolving Credit Agreement dated as of March 31, 1994 among Health Care Property Investors, certain banks and The Bank of New York as agent. 9/
          10.38 Letter from The Bank of New York and banks that are signatories to Revolving Credit Agreement extending commitment. 13/
          10.39 Amendment No. 1 to Health Care Property Investors, Inc. Executive Retirement Plan. 13/
          10.40 Amended and Restated Director Deferred Compensation Plan. 14/
          10.41 Letter from the Bank of New York and banks that are signatories to Revolving Credit Agreement extending commitment. 14/
          10.42 Letter from The Bank of New York, lead bank to Revolving Credit
                Agreement, extending commitment.

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

          14/ This exhibit is incorporated by reference to the corresponding numbered exhibit in the Company's quarterly report on Form 10-Q for the period ended March 31, 1996.

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

Dated: March 25, 1997

                                      HEALTH CARE PROPERTY INVESTORS, INC.
                                                (Registrant)




                    /s/ Kenneth B. Roath
               ------------------------------------------------
               Kenneth B. Roath, Chairman of the Board of
               Directors, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date                            Signature and Title
------                        ------------------------



                              /s/ Kenneth B. Roath
March 25, 1997           ------------------------------------------------
                         Kenneth B. Roath, Chairman of the Board of
                         Directors, President and Chief Executive Officer
                         (Principal Executive Officer)



                              /s/ James G. Reynolds
March 25, 1997           ------------------------------------------------
                         James G. Reynolds, Executive Vice President
                         and Chief Financial Officer
                         (Principal Financial Officer)



                              /s/ Devasis Ghose
March 25, 1997           ------------------------------------------------
                         Devasis Ghose, Senior Vice President- Finance
                         and Treasurer (Principal Accounting Officer)



                              /s/ Paul V. Colony
March 25, 1997           ------------------------------------------------
                         Paul V. Colony, Director



                              /s/ Robert R. Fanning
March 25, 1997           ------------------------------------------------
                         Robert R. Fanning, Jr., Director



                              /s/ Michael D. McKee
March 25, 1997           ------------------------------------------------
                         Michael D. McKee, Director



                              /s/ Orville E. Melby
March 25, 1997           ------------------------------------------------
                         Orville E. Melby, Director



                              /s/ Harold M. Messmer
March 25, 1997           ------------------------------------------------
                         Harold M. Messmer, Jr., Director



                              /s/ Peter L. Rhein
March 25, 1997           ------------------------------------------------
                         Peter L. Rhein, Director



                                  EXHIBIT INDEX
                                 --------------



Ex. 21.1   List of Subsidiaries

Ex. 23.1   Consent of Independent Public Accountants

Ex. 27.1   Financial Data Schedule

Ex. 10.42  Letter from The Bank of New York, lead bank to the Revolving Credit
           Agreement, extending commitment.




                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                Pages
                                                               -------

Report of Independent Public Accountants

Consolidated Balance Sheets - as of December 31, 1996 and 1995

Consolidated Statements of Income -
  for the years ended December 31, 1996, 1995 and 1994

Consolidated Statements of Stockholders' Equity - for the years ended December 31, 1996, 1995 and 1994

Consolidated Statements of Cash Flows -
  for the years ended December 31, 1996, 1995 and 1994

Notes to Consolidated Financial Statements



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Health Care Property Investors, Inc.:


     We have audited the accompanying consolidated balance sheets of Health Care Property Investors, Inc. (a Maryland corporation) as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period then ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Health Care Property Investors, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period then ended December 31, 1996 in conformity with generally accepted accounting principles.




ARTHUR ANDERSEN LLP

Los Angeles, California
January 14, 1997











                      HEALTH CARE PROPERTY INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (Dollar amounts in thousands, except par values)

                                                             December 31,
                                                      --------------------------
                                                          1996           1995
                                                      -----------     ----------
ASSETS

Real Estate Investments
     Buildings and Improvements                        $ 693,586      $ 581,152
     Accumulated Depreciation                           (147,860)      (121,983)
                                                       ---------      ---------
                                                         545,726        459,169
     Construction in Progress                              7,905          7,508
     Land                                                 70,103         61,317
                                                       ---------      ---------
                                                         623,734        527,994
Loans Receivable                                         112,227        120,959
Investments in and Advances to Partnerships                6,531          9,248
Other Assets                                               8,350          7,630
Cash and Cash Equivalents                                  2,811          2,000
                                                       ---------      ---------
TOTAL ASSETS                                           $ 753,653      $ 667,831
                                                       =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Bank Notes Payable                                     $     ---      $  31,700
Senior Notes Due 1999 - 2015                             267,470        153,994
Convertible Subordinated Notes Due 2000                  100,000        100,000
Mortgage Notes Payable                                    12,034         13,390
Accounts Payable, Accrued Expenses and Deferred Income    19,739         10,568
Minority Interests in Partnerships                        17,604         18,719
Commitments
Stockholders' Equity:
  Preferred Stock, $1.00 par value, 50,000,000
      shares authorized; none outstanding.                   ---            ---
  Common Stock, $1.00 par value; 100,000,000
      shares authorized; 28,677,574 and 28,574,194
      outstanding as of December 31, 1996 and 1995,
      respectively.                                       28,678         28,574
     Additional Paid-In Capital                          355,672        353,166
     Cumulative Net Income                               379,970        319,329
     Cumulative Dividends                               (427,514)      (361,609)
                                                       ---------      ---------
Total Stockholders' Equity                               336,806        339,460
                                                       ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 753,653      $ 667,831
                                                       =========      =========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.





                      HEALTH CARE PROPERTY INVESTORS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                 (Amounts in thousands, except per share amounts)

                                                             Year Ended December 31,
                                                     --------------------------------------
                                                        1996           1995          1994
                                                     ---------      ---------     ---------
REVENUE

Base Rental Income                                   $  83,702      $  68,717     $  64,811
Additional Rental and Interest Income                   20,925         18,078        16,707
Interest and Other Income                               15,766         18,160        15,042
Facility Operating Revenue                                 ---            741         2,436
                                                     ---------      ---------     ---------
                                                       120,393        105,696        98,996
                                                     ---------      ---------     ---------
EXPENSES

Interest Expense                                        26,401         19,339        20,133
Depreciation/Non Cash Charges                           23,149         19,208        17,521
Other Expenses                                           6,826          6,034         5,185
Facility Operating Expenses                                ---            720         2,595
                                                     ---------      ---------     ---------
                                                        56,376         45,301        45,434
                                                     ---------      ---------     ---------
INCOME FROM OPERATIONS                                  64,017         60,395        53,562
    Minority Interests                                  (3,376)        (3,679)       (3,585)
    Gain on Sale of Real Estate Properties                 ---         23,550           ---
                                                     ---------      ---------     ---------
NET INCOME                                           $  60,641      $  80,266     $  49,977
                                                     =========      =========     =========

NET INCOME PER SHARE                                 $    2.12      $    2.83     $    1.87
                                                     =========      =========     =========

WEIGHTED AVERAGE SHARES OUTSTANDING                     28,652         28,348        26,679
                                                     =========      =========     =========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.












                      HEALTH CARE PROPERTY INVESTORS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Amounts in thousands)


                              Common Stock
                         ------------------------
                                        Par    Additional                                 Total
                           Number of   Value    Paid In     Cumulative    Cumulative   Stockholders'
                            Shares     Amount   Capital     Net Income     Dividends      Equity
---------------------------------------------------------------------------------------------------
Balances,
    December 31, 1993         26,633  $ 26,633   $ 302,765   $ 189,086   $ (248,611)   $ 269,873

Issuance of Stock, Net            17        17         575                                   592
Exercise of Stock Options         83        83       1,709                                 1,792
Net Income                                                      49,977                    49,977
Dividends Paid                                                              (52,831)     (52,831)
---------------------------------------------------------------------------------------------------

Balances,
    December 31, 1994         26,733    26,733     305,049     239,063     (301,442)     269,403

Issuance of Stock, Net         1,805     1,805      47,613                                49,418
Exercise of Stock Options         36        36         504                                   540
Net Income                                                      80,266                    80,266
Dividends Paid                                                              (60,167)     (60,167)
---------------------------------------------------------------------------------------------------

Balances,
    December 31, 1995         28,574    28,574     353,166     319,329     (361,609)     339,460

Issuance of Stock, Net            30        30       1,044                                 1,074
Exercise of Stock Options         74        74       1,462                                 1,536
Net Income                                                      60,641                    60,641
Dividends Paid                                                              (65,905)     (65,905)
---------------------------------------------------------------------------------------------------

Balances,
    December 31, 1996         28,678  $ 28,678   $ 355,672   $ 379,970   $ (427,514)   $ 336,806
===================================================================================================



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.












                       HEALTH CARE PROPERTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar amounts in thousands)


                                                                Year Ended December 31,
                                                        --------------------------------------
                                                           1996           1995         1994
                                                        ---------      ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                              $  60,641      $  80,266    $  49,977
Adjustments to Reconcile Net Income to
 Net Cash Provided by Operating Activities:
 Real Estate Depreciation                                  20,700         16,691       15,829
 Non Cash Charges                                           2,449          2,517        1,692
 Partnership Adjustments                                     (824)          (496)        (532)
 Gain on Sale of Real Estate Properties                       ---        (23,550)         ---
Changes in:
 Operating Assets                                            (973)        (1,286)        (366)
 Operating Liabilities                                      8,592         (2,978)      (1,081)
                                                        ---------      ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                  90,585         71,164       65,519
                                                        ---------      ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Real Estate                               (115,308)       (83,345)     (52,413)
Proceeds from Sale of Real Estate Properties                  ---          8,387          ---
Advances Repaid by Partnerships                             4,465            ---           88
Other Investments and Loans                                 6,046         (5,669)      (9,058)
                                                        ---------      ---------    ---------
NET CASH USED IN INVESTING ACTIVITIES                    (104,797)       (80,627)     (61,383)
                                                        ---------      ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Bank Notes Payable                          (31,700)        20,500       11,200
Repayment of Senior Notes                                     ---        (75,000)         ---
Issuance of Senior Notes Due 1998-2015                    113,329         77,607       14,914
Cash Proceeds from Issuing Common Stock                     1,536         47,109        1,709
Final Payments on Mortgages                                   ---           (637)      (1,897)
Periodic Payments on Mortgages                             (1,324)        (1,148)      (1,257)
Dividends Paid                                            (65,905)       (60,167)     (52,831)
Other Financing Activities                                   (913)           271         (256)
                                                        ---------      ---------    ---------
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES        15,023          8,535      (28,418)
                                                        ---------      ---------    ---------
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS          811           (928)     (24,282)

Cash and Cash Equivalents, Beginning of Period              2,000          2,928       27,210
                                                        ---------      ---------    ---------
Cash and Cash Equivalents, End of Period                $   2,811      $   2,000    $   2,928
                                                        =========      =========    =========
ADDITIONAL CASH FLOW DISCLOSURES
Interest Paid, Net of Capitalized Interest              $  23,734      $  21,783    $  20,127
                                                        =========      =========    =========

Capitalized Interest                                    $   1,017      $     599    $     332
                                                        =========      =========    =========

Mortgages Assumed on Acquired Properties                $     ---      $   5,893    $   3,114
                                                        =========      =========    =========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



                      HEALTH CARE PROPERTY INVESTORS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  THE COMPANY

     Health Care Property Investors, Inc. ("HCPI"), a Maryland corporation, was organized in March 1985 to qualify as a real estate investment trust ("REIT"). HCPI and its affiliated subsidiaries and partnerships (the "Company") were organized to invest in health care related properties located throughout the United States, including long-term care facilities, assisted living and congregate care facilities, medical office buildings, acute care and rehabilitation hospitals, physician group practice clinics and psychiatric facilities. As of December 31, 1996, the Company owns interests in 214 properties (the "Properties") located in 38 states and operated by 51 health care providers. The Properties include 135 long-term care facilities, 52 congregate care and assisted living centers, 12 medical office buildings, six acute care hospitals, six rehabilitation hospitals, two physician group practice clinics and one psychiatric facility.

(2)  SIGNIFICANT ACCOUNTING POLICIES

REAL ESTATE:

     The Company records the acquisition of real estate at cost and uses the straight-line method of depreciation for buildings and improvements over estimated useful lives ranging up to 45 years. The Company periodically evaluates its investments in real estate for potential impairment by comparing its investment to the future cash flows expected to be generated from the properties. If such impairments were to occur, the Company would write down its investment in the property to estimated market value. The Company provides accelerated depreciation on certain of its investments based primarily on an estimation of net realizable value of such investments at the end of the primary lease terms.

     Acquisition, development and construction arrangements are accounted for as real estate investments/joint ventures or loans based on the characteristics of the arrangements.

INVESTMENTS IN CONSOLIDATED SUBSIDIARIES AND PARTNERSHIPS:

     HCPI consolidates the accounts of its subsidiaries and certain general and limited partnerships which are majority owned and controlled. All significant intercompany investments, accounts and transactions have been eliminated.

EQUITY INVESTMENTS:

     HCPI has investments in certain general partnerships in which it has a 50% interest and serves as the managing general partner. Since the other general partners in these general partnerships have significant rights relative to acquisition, sale and refinancing of assets, HCPI accounts for these investments using the equity method of accounting. The accounting policies of these partnerships are substantially consistent with those of HCPI.

CASH AND CASH EQUIVALENTS:

     Investments purchased with original maturities of three months or less are considered to be cash and cash equivalents.

FEDERAL INCOME TAXES:

     The Company has operated at all times so as to qualify as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986. As such, the Company is not taxed on its income which is distributed to stockholders. At December 31, 1996, the tax basis of the Company's net assets and liabilities exceeds the reported amounts by approximately $17,000,000.

     Earnings and profits, which determine the taxability of dividends to stockholders, differ from net income for financial statements due to the treatment required under the Internal Revenue Code of certain interest income and expense items, depreciable lives, basis of assets and timing of rental income.

ADDITIONAL RENTAL AND INTEREST INCOME:

     Additional Rental and Interest Income includes the amounts in excess of the initial annual Base Rental and Interest Income. Additional Rental and Interest Income is generated by a percentage of increased revenue over specified base period revenue of the Properties and increases based on inflation indices or other factors. The Company has certain financing leases which allow the Company to "put" the facilities to the lessees at lease termination for an amount greater than the Company's initial investment. These amounts are accreted to Additional Rental and Interest Income over the lease term. In addition, the Company may receive payments from its lessees upon transferring or assignment of existing leases; such amounts received are deferred and amortized over the remaining term of the leases.

COMPANY OPERATED FACILITIES:

     Periodically, the Company operates facilities as a result of lease terminations. The related operations of one such facility was included in the Company's consolidated financial statements under Facility Operating Revenue and Facility Operating Expenses for 1994 and for the period through March 31, 1995 when the facility was sold.

NET INCOME PER SHARE:

     Net Income Per Share is calculated by dividing Net Income by the weighted average number of common shares outstanding during the period. The effect of common stock equivalents is immaterial.

RECLASSIFICATION:

     Reclassifications have been made for comparative financial statement presentation.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expense during the reporting period. Actual results could differ from those estimates.

 (3) REAL ESTATE INVESTMENTS

     The Company was organized to make long-term equity-oriented investments principally in operating, income-producing health care related properties. The Company's equity investments have been structured as land and building leasebacks and are made either directly by the Company or through partnerships in which the Company is the general partner.

     Under the terms of the lease agreements, the Company earns fixed monthly Base Rental Income and may earn periodic Additional Rental Income. At December 31, 1996, minimum future rental income from 181 non-cancelable operating leases is expected to be approximately $90,400,000 in 1997, $82,400,000 in 1998,
$69,600,000 in 1999, $61,500,000 in 2000, $51,600,000 in 2001 and $349,851,000
in the aggregate thereafter.

     During 1996, the Company purchased and leased or agreed to construct a total of 25 facilities operated by ten different operators for an aggregate investment of approximately $117,000,000. In addition, the Company provided a $4,000,000 mortgage loan. These facilities include 23 assisted living facilities and three long-term care facilities.

     In April 1995, the Company sold 10 leased facilities to Beverly Enterprises, Inc. ("Beverly") for $43,450,000, resulting in a gain of $23,550,000. Under the terms of the sale agreement, the Company received net cash proceeds of $8,387,000 and provided a 15 year mortgage with an initial interest rate of 10.4% to Beverly in the initial amount of $34,760,000.
     The following tabulation lists the Company's total Real Estate Investments at December 31, 1996 (dollar amounts in thousands):


                                                  Number
                                                    of                Buildings &       Total      Accumulated     Mortgage Notes
Facility Location                               Facilities    Land    Improvements   Investments   Depreciation       Payable
---------------------------------------------------------------------------------------------------------------------------------
LONG-TERM CARE FACILITIES
California                                           16    $  6,547    $  25,192     $  31,739      $  9,683      $    ---
Florida                                               8       4,680       25,819        30,499         6,289           ---
Indiana                                              11       2,725       37,674        40,399         8,888           ---
Maryland                                              3       1,287       18,972        20,259         5,764           ---
Massachusetts                                         5       1,587       16,872        18,459         7,237           ---
Missouri                                              2       1,215       12,350        13,565         7,614           ---
North Carolina                                        8       1,552       26,775        28,327         3,885         5,907
Ohio                                                  6       1,125       23,835        24,960         8,254           949
Tennessee                                            10       1,072       36,541        37,613         9,648           422
Texas                                                10         816       16,890        17,706         5,882           ---
Wisconsin                                             7       1,197       16,737        17,934         5,559           ---
Others (15 States)                                   27       5,025       65,056        70,081        20,916         1,426
------------------------------------------------------------------------------------------------------------------------------
 Total Long-Term Care Facilities                    113    $ 28,828    $ 322,713     $ 351,541      $ 99,619      $  8,704
------------------------------------------------------------------------------------------------------------------------------

                                                  Number
                                                    of                Buildings &      Total       Accumulated     Mortgage Notes
Facility Location                               Facilities    Land   Improvements   Investments    Depreciation       Payable
--------------------------------------------------------------------------------------------------------------------------------
ACUTE CARE HOSPITALS
Los Gatos, California                                 1    $  3,736     $ 17,139     $ 20,875       $  6,158       $   ---
Slidell, Louisiana                                    1       2,520       19,412       21,932          5,545           ---
Plaquemine, Louisiana                                 1         737        9,722       10,459          1,165           ---
-------------------------------------------------------------------------------------------------------------------------------
 Total Acute Care Hospitals                           3       6,993       46,273       53,266         12,868           ---
-------------------------------------------------------------------------------------------------------------------------------
CONGREGATE CARE AND ASSISTED LIVING CENTERS
California                                            6       5,624       30,195       35,819            797           ---
Florida                                               4       1,720       12,001       13,721          1,492           ---
Maryland                                              1       1,008        6,689        7,696            118           ---
New Mexico                                            2       1,077       10,232       11,310            496           ---
Pennsylvania                                          3         515       15,826       16,341            612           ---
Texas                                                10       2,237       29,628       31,865            393           ---
Others (13 States)                                   21       6,106       90,140       96,246          5,812           912
--------------------------------------------------------------------------------------------------------------------------------
 Total Congregate Care and Assisted Living Centers   47      18,287      194,711      212,998          9,720           912
--------------------------------------------------------------------------------------------------------------------------------
PSYCHIATRIC FACILITY, Georgia                         1         738        3,181        3,919          1,458           ---
--------------------------------------------------------------------------------------------------------------------------------
REHABILITATION HOSPITALS
Peoria, Arizona                                       1       1,565        7,050        8,616          1,221           ---
Little Rock, Arkansas                                 1         709        9,599       10,308          1,436           ---
Colorado Springs, Colorado                            1         690        8,346        9,036          1,194           ---
Overland Park, Kansas                                 1       2,316       10,719       13,035          1,944           ---
San Antonio/Dallas, Texas                             2       3,990       29,678       33,668         14,005           ---
--------------------------------------------------------------------------------------------------------------------------------
 Total Rehabilitation Hospitals                       6       9,270       65,392       74,663         19,800           ---
--------------------------------------------------------------------------------------------------------------------------------
MEDICAL OFFICE BUILDINGS
Texas                                                 8       1,966       39,442       41,408          2,825           ---
Utah                                                  1         276        5,237        5,512            140           ---
---------------------------------------------------------------------------------------------------------------------------------
 Total Medical Office Buildings                       9       2,242       44,679       46,920          2,965           ---
---------------------------------------------------------------------------------------------------------------------------------
PHYSICIAN GROUP PRACTICE CLINICS                      2       3,745       24,542       28,287          1,430         2,418
---------------------------------------------------------------------------------------------------------------------------------
TOTAL CONSOLIDATED REAL ESTATE OWNED                181      70,103      701,491      771,594        147,860        12,034
---------------------------------------------------------------------------------------------------------------------------------
Partnership Investments,
  Including All Partners' Assets                      5         ---          ---       32,106            ---           ---
Financing Leases (See Note 6)                         5         ---          ---       17,136            ---           ---
Mortgage Loans Receivable (See Note 6)               23         ---          ---       94,424            ---           ---
---------------------------------------------------------------------------------------------------------------------------------
TOTAL INVESTMENT PORTFOLIO                          214    $ 70,103    $ 701,491    $ 915,260      $ 147,860     $  12,034
---------------------------------------------------------------------------------------------------------------------------------


(4)  MAJOR OPERATORS

     Listed below are the Company's major operators which represent five percent or more of the Company's revenue, the investment in Properties operated by those health care providers, and the percentage of total revenue from these operators for the years ended December 31, 1996, 1995 and 1994. All of these operators are publicly traded companies and are subject to the informational filing requirements of the Securities and Exchange Act of 1934, as amended, and accordingly file periodic financial statements on Form 10-K and Form 10-Q with the Securities and Exchange Commission.


                                                              Percentage of Total Revenue
                                       Investment at           Year Ended December 31,
                                    December 31, 1996         1996        1995       1994
                                   ---------------------    ---------  ---------  ---------
                                  (Amounts in thousands)
Vencor, Inc.                           $ 158,423               19%        22%         23%
Beverly Enterprises, Inc.                 70,506                8         11          12
Horizon/CMS Healthcare Corp.              53,237                8          9          10
Emeritus Corporation                      94,179                7          1          --
Columbia/HCA Healthcare Corp.             70,435                7          7           7
Tenet Healthcare Corporation              42,807                6          8           8
HealthSouth Corporation                   42,284                5          6           7
                                      -----------           ------     ------      ------
                                       $ 531,871               60%        64%         67%
                                      ===========           ======     ======      ======


     Certain of these facilities have been subleased or assigned to other operators but with the original lessee remaining liable on the leases.

     Tenet Healthcare Corporation unconditionally guarantees 30% of the Company's total revenue for the year ended December 31, 1996 represented by the leases of two acute care hospitals operated by its subsidiaries, 52 long-term care and assisted living facilities leased by subsidiaries of Vencor, Inc., two rehabilitation hospitals operated by subsidiaries of HealthSouth Corporation and one psychiatric care facility operated by another health care provider.

     On February 18, 1997, HealthSouth Corporation announced the signing of a definitive agreement pursuant to which HealthSouth will acquire Horizon/CMS Healthcare in a stock-for-stock merger.

(5)  INVESTMENTS IN PARTNERSHIPS

     The Company is the general partner and a 50% equity interest owner in five partnerships that each lease a congregate care center.

     The Company was the general partner and a 50% equity interest owner in Health Care Investors I ("HCI"), a limited partnership that was created in 1985 to invest in nine long-term care facilities in Missouri and one long-term care facility each in Illinois and Arkansas. A Director of the Company was a 15.185% limited partner in this partnership since inception. In January 1996, the Company acquired the partnership interests of all of the limited partners and sold the nine Missouri facilities for $20,675,000. Outstanding mortgage loans of $15,180,000, which were secured by the partnership assets, were repaid. The Company now has a 100% investment in the two remaining long-term care facilities.

     Combined summarized financial information of the partnerships follows:

                                                          December 31,
                                                     -------------------------
                                                        1996          1995
                                                    -----------     ----------
                                                       (Amounts in thousands)

  Real Estate Investments, Net                       $  24,401      $  37,596
  Other Assets                                           2,369          2,540
                                                     ---------      ---------
  Total Assets                                       $  26,770      $  40,136
                                                     =========      =========
  Notes Payable to Others                            $  19,880      $  30,923
  Accounts Payable                                         439            322
  Other Partners' Deficit                                  (80)          (357)
  Investments and Advances from the Company, Net         6,531          9,248
                                                     ---------      ---------
  Total Liabilities and Partners' Capital            $  26,770      $  40,136
                                                     =========      =========
  Rental Income                                      $   4,938      $   7,951
                                                     =========      =========
  Net Income                                         $     935      $   1,874
                                                     =========      =========
  Company's Equity in Partnership Operations         $     482      $   1,508
                                                     =========      =========
  Distributions to the Company                       $     692      $   1,746
                                                     =========      =========


(6)  LOANS RECEIVABLE

     The following is a summary of the Loans Receivable:

                                                           December 31,
                                                    --------------------------
                                                        1996          1995
                                                    -----------     ----------
                                                       (Amounts in thousands)

  Mortgage Loans (See below)                         $  94,424      $  97,451
  Financing Leases                                      17,136         22,139
  Equipment and Other Loans                                667          1,369
                                                     ---------      ---------
  Total Loans Receivable                             $ 112,227      $ 120,959
                                                     =========      =========

     The following is a summary of Mortgage Loans Receivable at December 31, 1996:


 Final     Number                                                       Initial
Payment     of                                                         Principal   Carrying
  Due      Loans          Payment Terms                                  Amount     Amount
--------------------------------------------------------------------------------------------
                                                                      (Amounts in thousands)
1998-2002   3    Monthly payments from $9,900 to $26,700                 $  5,791   $  4,319
                 including effective interest of approximately
                 26.01% secured by three long-term care facilities
                 located in California.

 2001       2    Monthly payments from $112,500 to                         32,000     23,514
                 $337,500 including average interest of 12.23%
                 secured by an acute care hospital and three
                 medical office buildings leased and operated
                 by Columbia/HCA Healthcare Corp.

 2003       1    Monthly payment of $96,800 including                      11,390     10,988
                 interest of 9.86% on an acute care hospital
                 located in Florida and operated by
                 Tenet Healthcare Corporation.

 2006       1    Monthly payment of $33,900 including                       3,991      3,915
                 interest of 9.14% on an assisted living
                 facility located in North Carolina operated
                 by Emeritus Corporation.

 2009       2    Monthly payments from $40,600 to                          10,228     10,033
                 $62,400 including current interest of 11.26%
                 to 11.91% on one medical office building
                 and a long-term care facility both located
                 in California.

 2010       1    Monthly payments of $328,200 including                    34,760     34,369
                 current interest of 10.50% secured
                 by a congregate care facility and nine long-
                 term care facilities operated by Beverly.

 2015       1    Monthly payment of $18,000 including                       1,800      1,752
                 fixed interest of 10.50% on a long-term care
                 facility located in Michigan.

 2031       1    Monthly payments of $51,500 including                      6,180      5,534
                 interest of 9.65% on a long-term care facility
                 located in Indiana.
           ---                                                            --------   --------
Totals      12                                                            $106,140   $ 94,424
           ===                                                            ========   ========


     At December 31, 1996, minimum future principal payments from non-cancelable Mortgage Loans are expected to be approximately $3,177,000 in 1997, $6,832,000 in 1998, $3,769,000 in 1999, $4,203,000 in 2000, $12,421,000 in 2001 and
$64,022,000 in the aggregate thereafter.

     At December 31, 1996, minimum future interest income from five non-cancelable financing leases is expected to be approximately $3,060,000 in 1997, $3,099,000 in 1998, $1,973,000 in 1999, $1,264,000 in 2000, $746,000 in 2001 and
$2,768,000 in the aggregate thereafter.

(7)  NOTES PAYABLE

     SENIOR NOTES DUE 1998 TO 2015:

     The following is a summary of Senior Notes outstanding at December 31, 1996 and 1995:


Year                                                                Prepayment
Issued         1996         1995    Interest Rate    Maturity    Without Penalty
------      ---------    ---------  --------------    --------   ---------------
             (Amounts in thousands)
1989         $ 10,000    $ 10,000         10.56%          1999           None
1990           12,500      12,500      10.20-10.30%       2000        1997-2000
1991           22,500      22,500       9.44-9.88%        2001        1998-2001
1993           10,000      10,000         8.00%           2003        2000-2003
1993            6,000       6,000       6.10-6.70%     1998-2003         None
1994           15,000      15,000       8.81-9.10%     1999-2004         None
1995           58,000      58,000       7.03-8.87%     2000-2005         None
1995           20,000      20,000       6.62-9.00%     2010-2015      2002-2015
1996          115,000         ---          6.5%           2006           None
             --------    --------
              269,000     154,000


Less: Unamortized
Original Issue
Discount       (1,530)         (6)
             --------    --------
            $ 267,470   $ 153,994
              =======    ========

     The weighted average interest rate on the Senior Notes was 7.7% and 9.07% for 1996 and 1995, respectively, and the weighted average balance of the Senior Notes borrowings was approximately $254,625,000 and $129,500,000 during 1996 and 1995, respectively. Original issue discounts are amortized over the term of the Senior Notes. If held to maturity, the first required Senior Note maturities would be $5,000,000 in 1998, $15,000,000 in 1999, $22,500,000 in 2000,
$27,500,000 in 2001 and $199,000,000 in the aggregate thereafter.

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

MORTGAGE NOTES PAYABLE:

     At December 31, 1996, Mortgage Notes Payable were $12,034,000 secured by 13 health care facilities with a net book value of approximately $41,661,000. Interest rates on the Mortgage Notes ranged from 4.50% to 9.75%. Required principal payments on the Mortgage Notes range from $761,000 to $1,333,000 per year in the next five years and $6,900,000 in the aggregate thereafter.

BANK NOTES:

     The Company has an unsecured revolving credit line aggregating $100,000,000 with certain banks. This credit line expires on March 31, 2000 and bears an annual facility fee of 0.20%. These agreements provide for interest at the Prime Rate, the London Interbank Offered Rate plus .425% or at a rate negotiated with each bank at the time of borrowing. Interest rates incurred by the Company ranged from 6.5% to 5.43%, and 6.94% to 5.69%, on maximum short-term bank borrowings of $84,000,000 and $53,300,000 for 1996 and 1995, respectively. The weighted average interest rates were approximately 5.77% and 6.17% on weighted average short-term bank borrowings of $5,758,000 and $13,456,000 for the same respective periods.

(8)  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. The carrying amount for Cash and Cash Equivalents approximates fair value because of the short-term maturity of those instruments. Fair values for Mortgage Loans Receivable and long-term debt are based on the estimates of management and on rates currently prevailing for comparable loans and instruments of comparable maturities, and are as follows:


                                December 31, 1996            December 31, 1995
                               -------------------          --------------------
                                Carrying    Fair             Carrying     Fair
                                 Amount     Value             Amount      Value
                               ----------  --------         ----------   --------
                                              (Amounts in thousands)
Mortgage Loans Receivable       $ 94,424   $103,000           $ 97,451   $107,000
Long-Term Debt                  $379,504   $377,000           $267,384   $284,000


(9)  STOCK INCENTIVE PLANS

     Directors and Officers and key employees of the Company are eligible to participate in the Company's Directors' Stock Incentive Plan and the Company's Amended Stock Incentive Plan ("Plans"), respectively. A summary of the status of the Company's Plans at December 31, 1996, 1995 and 1994 and changes during the years then ended is presented in the table and narrative below:

                                       1996                      1995
1994
                                ------------------       ------------------       ------------------
                                          Weighted                 Weighted                 Weighted
                                          Average                  Average                  Average
                                Shares    Exercise       Shares    Exercise       Shares    Exercise
Stock Incentive Plan            (000's)    Price         (000's)    Price         (000's)    Price
                                -------   --------       -------   --------       -------   --------
Outstanding, beginning of year     717       $25            665        $24           699        $22
Granted                            263        34             88         29            69         30
Exercised                          (74)       19            (36)        15           (83)        21
Forfeited                          (10)       29             --         --           (20)        23
                                -------   --------       -------   --------       -------   --------
Outstanding, end of year           896        28            717         25           665         24
Exercisable at end of year         423        25            327         23           190         21
Weighted average fair value
of options granted               $3.66                    $9.73                    $3.83

Stock Grants
-----------------------------
Issued                              34                       79                       21
Canceled                            (4)                     ---                       (4)


     The incentive stock awards ("Awards") are granted at no cost to the employees. The Awards generally vest and are amortized over five-year periods. The stock options become exercisable on either a one-year or a five-year schedule after the date of the grant.

     At December 31, 1996, 53,000 of the 896,000 options outstanding have exercise prices between $12 and $20 with a weighted average exercise price of $17 and a weighted average remaining contractual life of four years. All of these options are exercisable. The remaining 843,000 options have exercise prices between $21 and $35 with a weighted average exercise price of $29 and a weighted average remaining contractual life of 7.5 years. Of these options, 370,000 are exercisable; their weighted average exercise price is $26.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following ranges of assumptions: risk-free interest rates from 5.75% to 7.75%; expected dividend yields from 5.92% to 6.8% percent; and expected lives of 10 years; expected volatility of
 .18% to .20%.

     The Company accounts for stock options under Accounting Principles Board Opinion 25 ("APB25"), Accounting for Stock Issued to Employees, which is permitted under FASB Statement No. 123 ("FASB 123"), Accounting for Stock Based Compensation, issued in 1995. Had compensation cost for the Plans been determined consistent with FASB 123, the Company's Net Income and Earnings Per Share on a proforma basis would have remained at existing levels.

     During the year ended December 31, 1996, the Company made loans totaling $392,000 secured by stock in the Company for the purpose of exercising incentive stock options by Directors, Officers and key employees. No loans were made during the year ended December 31, 1995. The interest rate charged is based on the prevailing applicable federal rate as of the inception of the loan. Loans secured by stock totaling $667,000 were outstanding at December 31, 1996.

(10) DIVIDENDS

     Dividend payment dates are scheduled approximately 50 days following each calendar quarter. A dividend of $0.60 per share was declared by the Board of Directors on January 23, 1997, to be paid on February 20, 1997 to stockholders of record on February 3, 1997.

     In order to qualify as a REIT, the Company must, among other requirements, distribute at least 95% of its taxable income to its stockholders.

     Per share dividend payments by the Company to the stockholders were characterized in the following manner for tax purposes:

                                   1996        1995        1994
                                  --------   --------    --------
          Ordinary Income          $2.1250    $1.3450     $1.9800
          Capital Gain Income        .1750      .7950          --
          Return of Capital             --         --          --
                                  --------   --------    --------
          Total Dividends Paid     $2.3000    $2.1400     $1.9800
                                  ========   ========    ========


(11) COMMITMENTS

     The Company has outstanding commitments on closed and to-be-closed development transactions of approximately $39 million and $63 million, respectively. The Company is also committed to acquire approximately $122 million of existing health care facilities. The Company expects that a significant portion of these commitments will be funded; however, experience suggests that some committed transactions will not close. Transactions do not close for various reasons including unsatisfied pre-closing conditions, competitive financing sources, final negotiation differences and the operator's inability to obtain required internal or governmental approvals.

(12) QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                Three Months Ended
                                March 31   June 30     September 30    December 31
                                --------   --------    ------------   ------------
                                   (Amounts in thousands, except per share data)
1996
Revenue                         $ 28,943   $ 30,586       $ 29,877      $ 30,987
Net Income                      $ 14,601   $ 15,591       $ 15,028      $ 15,421

Dividends Paid Per Share        $  .5600   $  .5700       $  .5800      $  .5900
Net Income Per Share            $    .51   $    .54       $    .52      $    .55

1995
Revenue                         $ 26,728   $ 25,911       $ 26,274      $ 26,783
Net Income                      $ 13,756   $ 37,866 (1)   $ 14,644      $ 14,000

Dividends Paid Per Share        $  .5200   $  .5300       $  .5400      $  .5500
Net Income Per Share            $    .50   $   1.33 (1)   $    .51      $    .49


(1) Includes $23,550 or $0.83 per share for Gain on Sale of Real Estate Properties.




                                   APPENDIX I

                          TENET HEALTHCARE CORPORATION



     SET FORTH BELOW IS CERTAIN CONDENSED FINANCIAL DATA OF TENET HEALTHCARE CORPORATION ("TENET") WHICH IS TAKEN FROM TENET'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MAY 31, 1996 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "COMMISSION") UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"), AND THE TENET QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED NOVEMBER 30, 1996 AS FILED WITH THE COMMISSION.

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
















                  TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                 (Dollar amounts in millions, except par values)


                                                    November 30,     May 31,
                                                        1996          1996
                                                   -------------    --------
ASSETS

Cash and cash equivalents                             $    57        $    89
Short-term investments in debt securities                 103            112
Accounts and notes receivable, less
  allowance for doubtful accounts
  ($182 at November 30 and $156 at May 31)              1,006            838
Inventories of supplies, at cost                          135            128
Deferred income taxes                                     254            279
Assets held for sale                                      ---             39
Prepaid expenses and other assets                          81             60
                                                      -------        -------
Total current assets                                  $ 1,636        $ 1,545
                                                      -------        -------

Investments and other assets                              506            518
Property, plant and equipment net                       3,738          3,648

Intangible assets, at cost
  Less accumulated amortization
  ($161 at November 30 and $123 at May 31)              2,693          2,621
                                                      -------        -------

                                                      $ 8,573        $ 8,332
                                                      =======        =======





                  TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

        (Dollar amounts in millions, except par values and share amounts)


                                                    November 30,     May 31,
                                                        1996          1996
                                                   -------------    --------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current portion of long-term debt                     $    42        $    60
Accounts payable                                          267            380
Employee compensation and benefits                        136            120
Other current liabilities                                 500            574
                                                      -------        -------
Total current liabilities                                 945          1,134
                                                      -------        -------

Long-Term debt, net of current portion                  3,333          3,191
Other long-term liabilities and minority interests      1,024            997

Deferred income taxes                                     425            394

Common stock, $.075 par value; authorized
  450,000,000 shares; 218,713,406 shares issued at
  November 30, 1996 and at May 31,1996                     16             16
Other shareholders' equity                              2,869          2,660
Treasury stock, at cost, 15,159,055 shares at
  November 30, 1995 and 18,755,274 at May 31, 1995        (40)           (40)
                                                      -------        -------
  Total stockholders' equity                            2,846          2,636
                                                      -------        -------
                                                      $ 8,573        $ 8,332
                                                      =======        =======




                  TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                          (Dollar amounts in millions)


                                                         Six Months Ended   Year Ended,
                                                        November 30, 1996   May 31, 1996
                                                        ------------------  ------------
Net operating revenues                                        $  2,915        $  5,559
                                                              --------        --------
Operating and amortization                                      (2,340)         (4,460)
Depreciation and amortization                                     (170)           (407)
Interest expense, net of capitalized portion                      (141)           (312)
                                                              --------        --------

Total costs and expenses                                        (2,651)         (5,179)
                                                              --------        --------

Investment earnings                                                 10              22
Equity in earnings of unconsolidated affiliates                      1              20
Minority interests in income of consolidated subsidiaries          (10)            (22)
Net gain on disposals of facilities
  and long-term investments                                        ---             329
Gain on sale of subsidiary's common stock                          ---              17
                                                              --------        --------

Income from continuing operations before income taxes              265             746
Taxes on income                                                   (116)           (348)
                                                              --------        --------

Income from continuing operations                                  149             398
                                                              --------        --------

Discontinued operations                                            ---             (25)
Extraordinary charge from early extinguishment of debt             ---             (23)
                                                              --------        --------

Net income                                                    $    149        $    350
                                                              ========        ========




                  TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                          (Dollar amounts in millions)

                                                              Six Months Ended    Year Ended,
                                                             November 30, 1996    May 31, 1996
                                                             ------------------   ------------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                                             $    (14)       $     195
(Includes changes in all operating assets and liabilities):        --------         --------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                             (95)            (370)
  Purchase of new businesses, net of cash acquired                     (160)            (410)
  Proceeds from sales of facilities, investments and other assets        40              548
  Other items                                                            67              (36)
                                                                   --------         --------
  Net cash provided by (used in) investing activities                  (148)            (268)
                                                                   --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Payments of other borrowings                                         (636)          (3,187)
  Proceeds from other borrowings                                        751            2,961
  Proceeds from exercises of performance options                        ---              203
  Proceeds from stock options exercised                                  15               30
                                                                   --------         --------
  Net cash used in financing activities                                 130                7
                                                                   --------         --------
Net decrease in cash and cash equivalents                               (32)             (66)
Cash and cash equivalents at beginning of year                           89              155
                                                                   --------         --------

Cash and cash equivalents at end of year                           $     57         $     89
                                                                   ========         ========