Form 10-Q
period 1997-03-31
HEALTH CARE PROPERTY INVESTORS INC
filed 1997-05-14
CIK 765880

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 1997.

                                       OR

[ ]  Transition Report Pursuant to Section 13 or 15(d)of the Securities Exchange
     Act of 1934.  For the transition period from ..... to .......

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

                             ----------------------


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No[ ]

      As of May 12, 1997 there were 28,711,569 shares of $1.00 par value common stock outstanding.

================================================================================

                      HEALTH CARE PROPERTY INVESTORS, INC.

                                      INDEX

                         PART I.  FINANCIAL INFORMATION


                                                                       PAGE NO.
                                                                       --------


Item 1.  Financial Statements:

         Consolidated Balance Sheets
         March 31, 1997 and December 31, 1996 . . .  . . . . . . . . .      2

         Consolidated Statements of Income
         Three Months Ended March 31, 1997 and 1996. . . . . . . . . .      3

         Consolidated Statements of Cash Flows
         Three Months Ended March 31, 1997 and 1996. . . . . . . . . .      4

         Notes to Consolidated Condensed Financial Statements. . . . .      5


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations . . . . . . . .      7



         PART II.  OTHER INFORMATION

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      11

                      HEALTH CARE PROPERTY INVESTORS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                          (Dollar amounts in thousands)


                                                            March 31,     December 31,
                                                               1997           1996
                                                           -----------    ------------
ASSETS
Real Estate Investments
     Buildings and Improvements                            $ 694,589      $ 693,586
     Accumulated Depreciation                               (154,065)      (147,860)
                                                           ---------      ---------
                                                             540,524        545,726
     Construction in Progress                                 16,878          7,905
     Land                                                     72,329         70,103
                                                           ---------      ---------
                                                             629,731        623,734
Loans Receivable                                             111,881        112,227
Investments in and Advances to Partnerships                    6,496          6,531
Other Assets                                                   8,587          8,350
Cash and Cash Equivalents                                     10,862          2,811
                                                           ---------      ---------
TOTAL ASSETS                                               $ 767,557      $ 753,653
                                                           =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Senior Notes Payable                                       $ 277,451      $ 267,470
Convertible Subordinated Notes Payable                       100,000        100,000
Mortgage Notes Payable                                        11,688         12,034
Accounts Payable, Accrued Liabilities and Deferred Income     23,015         19,739
Minority Interests in Partnerships                            17,631         17,604
Stockholders' Equity:
     Common Stock                                             28,708         28,678
     Additional Paid-In Capital                              356,714        355,672
     Cumulative Net Income                                   397,089        379,970
     Cumulative Dividends                                   (444,739)      (427,514)
                                                           ---------      ---------
TOTAL STOCKHOLDERS' EQUITY                                   337,772        336,806
                                                           ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 767,557      $ 753,653
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

                      HEALTH CARE PROPERTY INVESTORS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                (Amounts in thousands, except per share amounts)



                                                                 Three Months
                                                                Ended March 31,
                                                             ---------------------
                                                               1997         1996
                                                             ---------   ---------
REVENUE
Base Rental Income                                           $  21,911   $  20,184
Additional Rental and Interest Income                            5,313       4,782
Interest and Other Income                                        3,643       3,977
                                                             ---------   ---------
                                                                30,867      28,943
                                                             ---------   ---------
EXPENSE
Interest Expense                                                 6,762       6,293
Depreciation/Non Cash Charges                                    6,234       5,253
Other Expenses                                                   1,781       1,752
                                                             ---------   ---------
                                                                14,777      13,298
                                                             ---------   ---------

INCOME FROM OPERATIONS                                          16,090      15,645
    Minority Interests                                          (1,018)     (1,044)
    Gain on Sale of Real Estate Properties                       2,047         ---
                                                             ---------   ---------

NET INCOME                                                   $  17,119   $  14,601
                                                             =========   =========

NET INCOME PER SHARE                                         $    0.60   $    0.51
                                                             =========   =========

WEIGHTED AVERAGE SHARES OUTSTANDING                             28,701      28,607
                                                             =========   =========


See accompanying Notes to Consolidated Condensed Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                      HEALTH CARE PROPERTY INVESTORS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                             (Amounts in thousands)


                                                                Three Months
                                                               Ended March 31,
                                                           -----------------------
                                                              1997          1996
                                                           ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                               $ 17,119      $ 14,601
  Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
      Real Estate Depreciation                                5,482         4,700
      Non Cash Charges                                          752           569
  Partnership Adjustments                                      (192)          (96)
      Gain on Sale of Real Estate Properties                 (2,047)          ---
   Changes in:
      Operating Assets                                         (355)         (614)
      Operating Liabilities                                   3,314         7,508
                                                          ---------     ---------
NET CASH PROVIDED BY OPERATIONS                              24,073        26,668
                                                          ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Real Estate                                (18,097)      (75,282)
  Proceeds from Sale of Real Estate Properties                8,624           ---
  Other Investments and Loans                                   892         4,882
                                                          ---------     ---------
NET CASH USED IN INVESTING ACTIVITIES                        (8,581)      (70,400)
                                                          ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Change in Bank Notes Payable                              ---       (31,700)
  Issuance of Senior Notes Payable                            9,937       113,329
  Cash Proceeds from Issuing Common Stock                       168           877
  Periodic Payments on Mortgages                               (247)         (329)
  Dividends Paid                                            (17,225)      (16,021)
  Other Financing Activities                                    (74)         (308)
                                                          ---------     ---------
NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES          (7,441)       65,848
                                                          ---------     ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                     8,051        22,116

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                2,811         2,000
                                                          ---------     ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                  $  10,862     $  24,116
                                                          =========     =========


See accompanying Notes to Consolidated Condensed Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                      HEALTH CARE PROPERTY INVESTORS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1997

                                   (Unaudited)

(1)  SIGNIFICANT ACCOUNTING POLICIES

The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments that are necessary to state fairly the financial position, the results of operations, and cash flows of Health Care Property Investors, Inc. and its affiliated subsidiaries and partnerships (the "Company"). The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the preceding fiscal year ended December 31, 1996 and that the adequacy of additional disclosures needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures that would substantially duplicate the disclosures contained in the Company's most recent annual report to security holders have been omitted. The interim financial information contained herein is not necessarily representative of a full year's operations for various reasons including acquisitions, changes in rents, interest rates and the timing of debt and equity financings. These same considerations apply to all year-to-year comparisons.

Net Income Per Share

Net Income Per Share is calculated by dividing Net Income by the weighted average common shares outstanding during the period. There were 28,708,284 shares outstanding as of March 31, 1997.

Reclassifications

Reclassifications   have   been   made  for  comparative   financial   statement
presentations.

(2)  MAJOR OPERATORS

Listed below are the Company's major operators and the percentage of current revenue from these operators and their subsidiaries.


                                                                 Percentage of
Operators                                          Revenue       Total Revenue
------------------------------------------------------------------------------
Vencor, Inc. ("Vencor")                          $ 6,095,000          20%
Tenet Healthcare Corporation ("Tenet")             2,733,000           9
Horizon/CMS Health Care Corporation ("Horizon")    2,441,000           8
Beverly Enterprises, Inc. ("Beverly")              2,408,000           8
Emeritus Corporation                               2,213,000           7
Columbia/HCA Healthcare Corp.                      2,023,000           7
HealthSouth Corporation ("HealthSouth")            1,575,000           5
Genesis Health Ventures                            1,515,000           5


All of the leases with Tenet and Vencor and one lease with HealthSouth are unconditionally guaranteed by Tenet. Those leases represent approximately 29% of the Company's total revenue for the three months ended March 31, 1997.


(3)  STOCKHOLDERS' EQUITY

The following tabulation is a summary of the activity for the Stockholders' Equity account for the three months ended March 31, 1997 (amounts in thousands):


                                      Common Stock
                           ---------------------------------
                                          Par     Additional                                   Total
                            Number of    Value      Paid In     Cumulative    Cumulative    Stockholders'
                             Shares      Amount     Capital     Net Income    Dividends        Equity
------------------------------------------------------------------------------------------------------
Balance, December 31, 1996    28,678    $28,678     $355,672     $379,970     $(427,514)      $336,806
Issuance of Stock, Net            24         24          880                                       904
Exercise of Stock Options          6          6          162                                       168
Net Income                                                        17,119                        17,119
Dividends Paid                                                                  (17,225)       (17,225)
------------------------------------------------------------------------------------------------------
Balance, March 31, 1997       28,708    $28,708     $356,714     $397,089     $(444,739)      $337,772
======================================================================================================


(4)  COMMITMENTS

As of May 1, 1997, the Company has outstanding commitments on closed and to-be-closed development transactions of approximately $53,000,000 and $6,000,000, respectively. The Company is also committed to acquire approximately $65,000,000 of existing health care facilities. The Company expects that a significant portion of these commitments will be funded; however, experience suggests that some committed transactions will not close. Transactions do not close for various reasons including unsatisfied pre-closing conditions, competitive financing sources, final negotiation differences and the operator's inability to obtain required internal or governmental approvals.


(5)  SUBSEQUENT EVENTS

On April 23, 1997 the Board of Directors declared a quarterly dividend of $0.61 per share payable on May 20, 1997, to stockholders of record on the close of business on May 2, 1997.

In addition, during April 1997, the Company completed an acquisition of three assisted living facilities located in Texas for $21,000,000. This acquisition was funded in part by the issuance in April of a ten year $10,000,000 Medium Term Note with a coupon of 7.62%.

                      HEALTH CARE PROPERTY INVESTORS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


GENERAL

The Company is in the business of acquiring health care facilities that it leases on a long-term basis to health care providers. On a more limited basis, the Company has provided mortgage financing on health care facilities. As of March 31, 1997, the Company's portfolio of properties, including equity investments, consisted of 218 facilities located in 38 states. These facilities are comprised of 134 long-term care facilities, 56 congregate care and assisted living facilities, 12 medical office buildings, seven acute care hospitals, six rehabilitation facilities, two physician group practice clinics and one psychiatric care facility. The gross acquisition price of the properties, which includes partnership acquisitions, was approximately $927,114,000 at March 31, 1997.

The Company had commitments to purchase and construct health care facilities totaling approximately $124,000,000 for funding during 1997 and 1998. The Company expects that a significant portion of these commitments will be funded but that a portion may not be funded. (See Note (4) to the Consolidated Condensed Financial Statements)


RESULTS OF OPERATIONS

Net Income for the three months ended March 31, 1997 totaled $17,119,000 or $0.60 per share of common stock on revenues of $30,867,000 compared to $14,601,000 or $0.51 per share of common stock on revenues of $28,943,000 for the same period in 1996. Net Income for the three months ended March 31, 1997 included a $2,047,000 or $0.07 per share gain on the sale of real estate properties.

Base Rental Income for the three months ended March 31, 1997 increased $1,727,000 to $21,911,000 primarily as a result of approximately $121,000,000 of new investments during 1996. Additional Rental and Interest Income increased $531,000 to $5,313,000 from growth in the existing portfolio. These increases were off-set by a reduction in Interest and Other Income of $334,000 to $3,643,000 attributable largely to the paydown or payoff of certain mortgage loans.

Interest Expense for the three months ended March 31, 1997 increased $469,000 to $6,762,000 due largely from the issuance in February 1996 of $115,000,000 of 6.5% Senior Notes due 2006. Depreciation/Non Cash Charges for the three months ended March 31, 1997 increased $981,000 to $6,234,000 due primarily as a result of a full quarter's depreciation on approximately $117,000,000 of new equity investments during 1996.

The Company adopted the definition of Funds From Operations ("FFO") prescribed by the National Association of Real Estate Investment Trusts ("NAREIT"). FFO is defined as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus real estate depreciation, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis.

Below is a summary of the calculation of Funds From Operations:

                                                Three Months
                                               Ended March 31,
                                           -----------------------
                                              1997        1996
                                           ---------    ---------
                                           (Amounts in thousands)
Net Income                                 $  17,119    $  14,601
Real Estate Depreciation                       5,482        4,700
Partnership Adjustments                         (192)         (96)
Gain on Sale of Real Estate Properties        (2,047)         ---
                                           ---------    ---------
Funds From Operations                      $  20,362    $  19,205
                                           =========    =========


FFO  for  the  three  months  ended  March  31,  1997  increased  $1,157,000  to
$20,362,000. The increase is attributable to increases in Base Rental Income and Additional Rental and Interest Income, as offset by increases in Interest Expense and decreases in Interest and Other Income which are discussed above.

FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income. FFO, as defined by the Company, may not be comparable to similarly entitled items reported by other real estate investment trusts that do not define it exactly as the NAREIT definition.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company has financed acquisitions through the sale of common stock, the issuance of long- term debt, the assumption of mortgage debt, the use of short-term bank lines and through internally generated cash flows. Facilities under construction are generally financed by means of cash on hand or short-term borrowings under the Company's existing bank lines. In the future, the Company may use its Medium-Term Note ("MTN") program to finance a portion of the costs of construction. At the completion of construction and commencement of the lease, short-term borrowings used in the construction phase are generally refinanced with new long-term debt or equity offerings.

On February 15, 1996, the Company issued $115,000,000 in Unsecured Senior Notes due 2006 bearing a coupon rate of 6.5%. The majority of the proceeds from this debt issuance was used to fund acquisitions made since the second half of 1995. During March and April 1997, the Company issued two ten year $10,000,000 MTNs with coupon rates of 7.3% and 7.62%, respectively. At March 31, 1997, stockholders' equity in the Company totaled $337,772,000 and the debt to equity ratio was 1.15 to 1. For the three months ended March 31, 1997, FFO covered Interest Expense 4.0 to 1.

As of April 1, 1997, the Company had approximately $30,975,000 available under its Medium- Term Note Program registered pursuant to a shelf registration statement for future issuance of MTNs from time to time based on Company needs and then existing market conditions. In September 1995, the Company registered $200,000,000 of debt and equity securities under a shelf registration statement filed with the Securities and Exchange Commission of which $85,000,000 in debt or equity securities remains available to be offered by the Company. As of March 31, 1997, the Company had $100,000,000 available on its revolving line of credit. This line of credit with a group of six domestic and international banks expires on March 31, 2000. The Company's Senior Notes and Convertible Subordinated Notes have been rated investment grade by debt rating agencies since 1986. Current ratings are as follows:

                      Moody's        Standard & Poor's       Duff & Phelps
                    -----------      ------------------     ---------------

Senior Notes            Baa1               BBB+                    A-
Convertable
  Subordinated Notes    Baa2               BBB                    BBB+

Since inception in May 1985, the Company has recorded approximately $531,133,000 in cumulative FFO. Of this amount, a total of $444,739,000 has been distributed to stockholders as dividends. The balance of $86,394,000 has been retained, and is an additional source of capital for the Company.

At March 31, 1997, the Company held approximately $34,140,000 in irrevocable letters of credit from commercial banks to secure the obligations of many lessees' lease and borrowers' loan obligations. The Company may draw upon the letters of credit if there are any defaults under the leases and/or loans. Amounts available under letters of credit change from time to time and such changes may be material.

The first quarter 1997 dividend of $0.60 per share or $17,225,000 in the aggregate was paid on February 20, 1997. Total dividends paid during the three months ended March 31, 1997 as a percentage of FFO for the corresponding period was 85%. The Company declared a second quarter dividend of $0.61 per share or approximately $17,512,000 in the aggregate, to be paid on May 20, 1997.

The Company has concluded a significant number of "facility rollover" transactions in 1995 and 1996 on properties that have been under long-term leases and mortgages. "Facility rollover" transactions principally include lease renewals and renegotiations, exchanges, sales of properties, and, to a lesser extent, payoffs on mortgage receivables. In 1995, the Company completed 20 facility rollovers including the sale of ten facilities with concurrent "seller financing" for a gain of $23,550,000. The 1995 facility rollovers generated an increase of $900,000 in FFO on an annualized basis. During the year ended December 31, 1996, the Company completed or agreed in principle to complete 20 facility rollovers including the sale of nine facilities in Missouri and the exchange of the Dallas Rehabilitation Institute for the HealthSouth Sunrise Rehabilitation Hospital in Fort Lauderdale, Florida. The 1996 facility rollovers through December 31, 1996, resulted in a decrease of $1,200,000 in Funds From Operations on an annualized basis. Through December 31, 1999, the Company has 68 more facilities which are subject to lease expiration, mortgage maturities and purchase options. The 1998 group includes 14, ten, and five long-term care facilities leased to Vencor, Beverly and Horizon, respectively. The Horizon and Beverly facilities cannot be renewed or purchased individually but are each linked together in one and two renewal/purchase groups, respectively. The Company has completed certain facility rollovers earlier than the scheduled lease expirations or mortgage maturities and will continue to pursue such opportunities where it is advantageous to do so.

Management believes that the Company's liquidity and sources of capital are adequate to finance its operations as well as its future investments in additional facilities.

                          PART II.   OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K
          ------------------------------------------

          a) Exhibits:

             27     Financial Data Schedule
             10.43  Health Care Property Investors, Inc.
                    Second Amended and Restated Directors
                    Stock Incentive Plan.  1/
             10.44  Health Care Property Investors, Inc.
                    Second Amended and Restated
                    Stock Incentive Plan.  1/
              1/    This exhibit is incorporated by reference to the Company's proxy statement dated March 21, 1997 filed with the Securities and Exchange Commission in accordance with
                    Section 14A of the Securities Exchange Act of 1934.

             b)  Reports on Form 8-K:
                 None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 12, 1997               HEALTH CARE PROPERTY INVESTORS, INC.
                                  (REGISTRANT)


                                        /s/  James G. Reynolds
                                   -------------------------------------------
                                   James G. Reynolds
                                   Executive Vice President and
                                   Chief Financial Officer
                                   (Principal Financial Officer)


                                        /s/ Devasis Ghose
                                   -------------------------------------------
                                   Devasis Ghose
                                   Senior Vice President-Finance and Treasurer
                                   (Principal Accounting Officer)