Form 10-K/A
period 1996-12-31
HEALTH CARE PROPERTY INVESTORS INC
filed 1997-07-21
CIK 765880

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                   -----------

                                   FORM 10-K/A
                                (Amendment No. 1)

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registration was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes   [ X ]      No [  ]

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

                                     PART II

ITEM 6.        SELECTED FINANCIAL DATA

     Set forth below is selected financial data with respect to the Company for the years ended December 31, 1996, 1995, 1994, 1993, and 1992.


                                           Year Ended December 31,
                                1996      1995      1994      1993      1992
                            -------------------------------------------------
                              (Amounts in thousands, except per share data)
Income Statement Data:
Total Revenue                $120,393  $105,696  $ 98,996  $ 92,549  $ 83,727
Net Income                     60,641    80,266    49,977    44,087    35,715
Net Income Per Share             2.12      2.83      1.87      1.66      1.38

Balance Sheet Data:
Total Assets                  753,653   667,831   573,826   549,638   509,150
Debt Obligations              379,504   299,084   271,463   245,291   205,760
Stockholders' Equity          336,806   339,460   269,403   269,873   271,375

Other Data:
Funds From Operations (1)      80,517    72,911    65,274    59,201    51,866

Cash Flows From Operating
  Activities                   90,585    71,164    65,519    62,707    52,008
Cash Flows Used In Investing
  Activities                  104,797    80,627    61,383    29,315    69,087
Cash Flows Provided By (Used
  In) Financing Activities     15,023     8,535   (24,418)   (8,832)   16,645

Dividends Paid                 65,905    60,167    52,831    49,030    44,136
Dividends Paid Per Share       2.3000    2.1400    1.9800    1.8450    1.7250

---------------------------
(1)  The Company believes that Funds From Operations ("FFO") is an important
supplemental measure of operating performance.   The Company adopted the new
definition of FFO prescribed by the National Association of Real Estate Invest-ment Trusts (NAREIT). FFO is now defined as Net Income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus real estate depreciation, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not, and is not intended to, represent cash generated from operating activities in accordance with generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to Net Income. FFO, as defined by the Company may not be comparable to similarly entitled items reported by other REITs that do not define it in accordance with the definition prescribed by NAREIT. FFO for the years presented has been restated for the new definition. The following table represents items and amounts being aggregated to compute FFO.

                                1996      1995      1994     1993      1992
                              -------   -------   -------   -------   -------
Net Income                    $60,641   $80,266   $49,977   $44,087   $35,715
Real Estate Depreciation       20,700    16,691    15,829    15,636    16,348
Partnership Adjustments          (824)     (496)     (532)     (522)     (197)
Gain on sale of Real Estate
 Properties                        --   (23,550)       --        --        --
                              -------   -------   -------   -------   -------
                              $80,517   $72,911   $65,274   $59,201   $51,866
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

     Funds From Operations for the years ended December 31, 1995 and 1994 are as follows:

                                                    1995        1994
                                                 ---------   ---------
                                                 (Amounts in thousands)
          Net Income                              $ 80,266    $ 49,977
          Real Estate Depreciation                  16,691      15,829
          Partnership Adjustments                     (496)       (532)
          Gain on Sale of Real Estate Properties   (23,550)         --
                                                  --------    --------
          Funds From Operations                   $ 72,911    $ 65,274
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

Dated: July 17, 1997

               HEALTH CARE PROPERTY INVESTORS, INC.
                         (Registrant)




                    /s/ Kenneth B. Roath
               ----------------------------------------------
               Kenneth B. Roath, Chairman of the Board of
               Directors, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date                            Signature and Title
------                        ------------------------



                              /s/ Kenneth B. Roath
July 17, 1997            ------------------------------------------------
                         Kenneth B. Roath, Chairman of the Board of
                         Directors, President and Chief Executive Officer
                         (Principal Executive Officer)



                              /s/ James G. Reynolds
July 17, 1997            ------------------------------------------------
                         James G. Reynolds, Executive Vice President
                         and Chief Financial Officer
                         (Principal Financial Officer)



                              /s/ Devasis Ghose
July 17, 1997            ------------------------------------------------
                         Devasis Ghose, Senior Vice President- Finance
                         and Treasurer (Principal Accounting Officer)



                              /s/ Paul V. Colony
July 17, 1997            ------------------------------------------------
                         Paul V. Colony, Director



                              /s/ Robert R. Fanning
July 17, 1997            ------------------------------------------------
                         Robert R. Fanning, Jr., Director

                              /s/ Michael D. McKee
July 17, 1997            ------------------------------------------------
                         Michael D. McKee, Director



                              /s/ Orville E. Melby
July 17, 1997            ------------------------------------------------
                         Orville E. Melby, Director



                              /s/ Harold M. Messmer
July 17, 1997            ------------------------------------------------
                         Harold M. Messmer, Jr., Director



                              /s/ Peter L. Rhein
July 17, 1997            ------------------------------------------------
                         Peter L. Rhein, Director

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
                                                      =======        =======

                  TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

        (Dollar amounts in millions, except par values and share amounts)


                                                    November 30,     May 31,
                                                        1996          1996
                                                   -------------    --------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current portion of long-term debt                     $    42        $    60
Accounts payable                                          267            380
Employee compensation and benefits                        136            120
Other current liabilities                                 500            574
                                                      -------        -------
Total current liabilities                                 945          1,134
                                                      -------        -------

Long-Term debt, net of current portion                  3,333          3,191
Other long-term liabilities and minority interests      1,024            977

Deferred income taxes                                     425            394

Common stock, $.075 par value; authorized
  450,000,000 shares; 218,713,406 shares issued at
  November 30, 1996 and at May 31,1996                     16             16
Other shareholders' equity                              2,869          2,660
Treasury stock, at cost, 15,159,055 shares at
  November 30, 1995 and 18,755,274 at May 31, 1995        (39)           (40)
                                                      -------        -------
  Total stockholders' equity                            2,846          2,636
                                                      -------        -------
                                                      $ 8,573        $ 8,332
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