Form 10-Q
period 1997-06-30
HEALTH CARE PROPERTY INVESTORS INC
filed 1997-08-14
CIK 765880

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 1997.

                                      OR

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934. For the transition period from ..... to .......

                         Commission file number 1-8895

-------------------------------------------------------------------------------
                     HEALTH CARE PROPERTY INVESTORS, INC.
            (Exact name of registrant as specified in its charter)
-------------------------------------------------------------------------------


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

                            ----------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No[ ]

      As of August 7, 1997 there were 28,721,719 shares of $1.00 par value common stock outstanding.

                     HEALTH CARE PROPERTY INVESTORS, INC.

                                     INDEX

                        PART I.  FINANCIAL INFORMATION


                                                                       PAGE NO.
                                                                       --------

Item 1.  Financial Statements:

         Consolidated Balance Sheets
         June 30, 1997 and December 31, 1996 . . . . . . . . . . . .       2

         Consolidated Statements of Income
         Six Months and Three Months Ended June 30, 1997 and 1996. .       3

         Consolidated Statements of Cash Flows
         Six Months Ended June 30, 1997 and 1996 . . . . . . . . . .       4

         Notes to Consolidated Condensed Financial Statements. . . .       5


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations . . . . . . .       7




                          PART II.  OTHER INFORMATION

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      13

                      HEALTH CARE PROPERTY INVESTORS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                   (unaudited)

                          (Dollar amounts in thousands)



                                                             June 30,     December 31,
                                                               1997           1996
                                                            ----------    -----------

ASSETS
Real Estate Investments
     Buildings and Improvements                             $ 752,622       $ 693,586
     Accumulated Depreciation                                (159,596)       (147,860)
                                                             --------        --------
                                                              593,026         545,726
     Construction in Progress                                  13,396           7,905
     Land                                                      79,414          70,103
                                                             --------        --------
                                                              685,836         623,734
Loans Receivable                                              111,761         112,227
Investments in and Advances to Partnerships                     6,455           6,531
Other Assets                                                    9,181           8,350
Cash and Cash Equivalents                                       3,356           2,811
                                                             --------        --------
TOTAL ASSETS                                                $ 816,589       $ 753,653
                                                             ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Bank Notes Payable                                          $  57,000       $     ---
Senior Notes Payable                                          274,933         267,470
Convertible Subordinated Notes Payable                        100,000         100,000
Mortgage Notes Payable                                         11,332          12,034
Accounts Payable, Accrued Liabilities and Deferred Income      20,102          19,739
Minority Interests in Partnerships                             17,384          17,604
Stockholders' Equity:
     Common Stock                                              28,714          28,678
     Additional Paid-In Capital                               356,896         355,672
     Cumulative Net Income                                    412,483         379,970
     Cumulative Dividends                                    (462,255)       (427,514)
                                                             --------        --------
TOTAL STOCKHOLDERS' EQUITY                                    335,838         336,806
                                                             --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 816,589       $ 753,653
                                                             ========        ========


    See accompanying Notes to Consolidated Condensed Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                      HEALTH CARE PROPERTY INVESTORS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (unaudited)

                (Amounts in thousands, except per share amounts)

                                                                 Three Months              Six Months
                                                                 Ended June 30,           Ended June 30,
                                                             ----------------------   ---------------------
                                                               1997         1996        1997         1996
                                                             ---------    ---------   ---------    --------

REVENUE
Base Rental Income                                           $  22,859   $  20,707    $  44,770   $  40,891
Additional Rental and Interest Income                            5,300       5,768       10,613      10,550
Interest and Other Income                                        3,592       4,111        7,235       8,088
                                                             ---------   ---------    ---------   ---------
                                                                31,751      30,586       62,618      59,529
                                                             ---------   ---------    ---------   ---------

EXPENSE
Interest Expense                                                 7,198       6,609       13,960      12,902
Depreciation/Noncash Charges                                     6,301       5,693       12,535      10,962
Other Expenses                                                   1,855       1,802        3,636       3,538
                                                             ---------   ---------    ---------   ---------
                                                                15,354      14,104       30,131      27,402
                                                             ---------   ---------    ---------   ---------

INCOME FROM OPERATIONS                                          16,397      16,482       32,487      32,127
    Minority Interests                                          (1,003)       (891)      (2,021)     (1,935)
    Gain on Sale of Real Estate Properties                         ---         ---        2,047         ---
                                                             ---------   ---------    ---------   ---------
NET INCOME                                                   $  15,394   $  15,591    $  32,513   $  30,192
                                                             =========   =========    =========   =========

NET INCOME PER SHARE                                         $    0.54    $   0.54    $    1.13   $    1.05
                                                             =========   =========    =========   =========

WEIGHTED AVERAGE SHARES OUTSTANDING                            28,712       28,662       28,707      28,634
                                                             =========   =========    =========   =========


    See accompanying Notes to Consolidated Condensed Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                      HEALTH CARE PROPERTY INVESTORS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                             (Amounts in thousands)

                                                              Six Months
                                                             Ended June 30,
                                                     ---------------------------
                                                         1997           1996
                                                     ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                            $  32,513      $  30,192
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
      Real Estate Depreciation                             10,972          9,760
      Non Cash Charges                                      1,563          1,202
      Partnership Adjustments                                (384)          (318)
      Gain on Sale of Real Estate Properties               (2,047)           ---
   Changes in:
      Operating Assets                                       (885)         1,702
      Operating Liabilities                                   121          3,056
                                                       ----------     ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                  41,853         45,594
                                                       ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Real Estate                              (79,733)       (88,344)
  Proceeds from Sale of Real Estate Properties              8,624            ---
  Other Investments and Loans                                 746          6,782
                                                       ----------     ----------
NET CASH USED IN INVESTING ACTIVITIES                     (70,363)       (81,562)
                                                       ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Change in Bank Notes Payable                         57,000        (31,700)
  Repayment of Senior Notes                               (12,500)           ---
  Issuance of Senior Notes Payable                         19,876        113,329
  Cash Proceeds from Issuing Common Stock                     167          1,239
  Periodic Payments on Mortgages                             (519)          (728)
  Dividends Paid                                          (34,741)       (32,360)
  Other Financing Activities                                 (228)          (840)
                                                       ----------     ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  29,055         48,940
                                                       ----------     ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                     545         12,972

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              2,811          2,000
                                                       ----------     ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $   3,356      $  14,972
                                                       ==========     ==========

    See accompanying Notes to Consolidated Condensed Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                     HEALTH CARE PROPERTY INVESTORS, INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 June 30, 1997

                                  (Unaudited)

(1) SIGNIFICANT ACCOUNTING POLICIES

The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments that are necessary to state fairly the financial position, the results of operations, and cash flows of Health Care Property Investors, Inc. and its affiliated subsidiaries and partnerships (the "Company"). The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the preceding fiscal year ended December 31, 1996 and that the adequacy of additional disclosures needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures that would substantially duplicate the disclosures contained in the Company's most recent annual report on Form 10-K to security holders have been omitted. The interim financial information contained herein is not necessarily representative of a full year's operations for various reasons including acquisitions, changes in rents, interest rates and the timing of debt and equity financings. These same considerations apply to all year-to-year comparisons.

Net Income Per Share

Net Income Per Share is calculated by dividing Net Income by the weighted average common shares outstanding during the period. There were 28,713,969 shares outstanding as of June 30, 1997.

Reclassifications

Reclassifications   have   been   made  for  comparative   financial   statement
presentations.


(2) MAJOR OPERATORS

Listed below are the Company's major operators and the percentage of revenue from these operators and their subsidiaries.


                                                             Percentage of
Operators                                        Revenue     Total Revenue
----------------------------------------------------------------------------
Vencor, Inc. ("Vencor")                       $ 12,012,000       19.2%
Emeritus Corporation                             4,976,000        8.0
Beverly Enterprises, Inc. ("Beverly")            4,925,000        7.9
Horizon/CMS Healthcare Corporation ("Horizon")   4,918,000        7.9
Tenet Healthcare Corporation ("Tenet")           4,724,000        7.5
Columbia/HCA Healthcare Corp.                    4,055,000        6.5
HealthSouth Corporation ("HealthSouth")          3,160,000        5.1

All of the leases with Tenet and Vencor and one lease with HealthSouth are unconditionally guaranteed by Tenet. Those leases represent approximately 28.4% of the Company's total revenue for the six months ended June 30, 1997.


(3) STOCKHOLDERS' EQUITY

The following tabulation is a summary of the activity for the Stockholders' Equity account for the six months ended June 30, 1997 (amounts in thousands):

                                     Common Stock
                            --------------------------------
                                          Par     Additional                               Total
                            Number of    Value     Paid-In    Cumulative   Cumulative   Stockholders'
                              Shares     Amount    Capital    Net Income    Dividends      Equity
-----------------------------------------------------------------------------------------------------
Balance, December 31, 1996    28,678   $28,678    $355,672     $379,970     $(427,514)     $336,806
Issuance of Stock, Net            30        30       1,063                                    1,093
Exercise of Stock Options          6         6         161                                      167
Net Income                                                       32,513                      32,513
Dividends Paid                                                                (34,741)      (34,741)
----------------------------------------------------------------------------------------------------
Balance, June 30, 1997        28,714   $28,714    $356,896     $412,483     $(462,255)     $335,838
====================================================================================================



(4)  COMMITMENTS

As of August 12, 1997, the Company has outstanding commitments on closed and to-be-closed development transactions of approximately $55,000,000 and $63,000,000, respectively. The Company is also committed to acquire approximately $26,000,000 of existing health care facilities. The Company expects that a significant portion of these commitments will be funded; however, experience suggests that some committed transactions will not close. Transactions do not close for various reasons including unsatisfied pre-closing conditions, competitive financing sources, final negotiation differences and the operator's inability to obtain required internal or governmental approvals.


(5) SUBSEQUENT EVENTS

On July 17, 1997 the Board of Directors declared a quarterly dividend of $0.62 per share payable on August 20, 1997, to stockholders of record on the close of business on August 4, 1997.

                     HEALTH CARE PROPERTY INVESTORS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


GENERAL

The Company is in the business of acquiring health care facilities that it leases on a long-term basis to health care providers. On a more limited basis, the Company has provided mortgage financing on health care facilities. As of June 30, 1997, the Company's portfolio of properties, including equity investments, consisted of 226 facilities located in 38 states. These facilities are comprised of 134 long-term care facilities, 63 congregate care and assisted living facilities, 12 medical office buildings, seven acute care hospitals, six rehabilitation facilities, three physician group practice clinics and one psychiatric care facility. The gross acquisition price of the properties, which includes partnership acquisitions, was approximately $988,430,000 at June 30, 1997.

The Company had commitments to purchase and construct health care facilities totaling approximately $144,000,000 for funding during 1997 and 1998. The Company expects that a significant portion of these commitments will be funded but that a portion may not be funded (see Note (4) to the Consolidated Condensed Financial Statements).


RESULTS OF OPERATIONS

Net Income for the three and six months ended June 30, 1997 totaled $15,394,000 or $.54 per share of common stock and $32,513,000 or $1.13 per share on revenues of $31,751,000 and $62,618,000, respectively. This compares to Net Income of $15,591,000 or $0.54 per share of common stock and $30,192,000 or $1.05 per share on revenues of $30,586,000 and $59,529,000 for the same periods in 1996. Net Income for the six months ended June 30, 1997 included a $2,047,000 or $0.07 per share gain on the sale of real estate properties. Net Income for the three and six months ended June 30, 1996 included $1,100,000 or $0.04 per share of non-recurring income from the early payoff of a mortgage loan.

Base Rental Income for the three and six months ended June 30, 1997 increased $2,152,000 and $3,879,000 to $22,859,000 and $44,770,000, respectively, as compared to the same period in the prior year. This majority of the increase in Base Rental Income was generated by new equity investments of approximately $103,000,000 and $87,000,000 made during 1997 and 1996. Additional Rental and Interest Income from the existing portfolio increased by $632,000 and $1,163,000 for the three and six months ended June 30, 1997, respectively, after giving effect to the $1,100,000 non-recurring income from the early payoff of a mortgage loan. These increases were offset by a reduction in Interest and Other Income for the three and six months ended June 30, 1997 of $519,000 and $853,000, respectively, as a result of the payoff of certain mortgage loans.

Interest Expense for the three and six months ended June 30, 1997 increased $589,000 and $1,058,000 as a result of the $10,000,000 Medium-Term Notes issued in both March and April of 1997 and the issuance in February 1996 of $115,000,000 of 6.5% Senior Notes. Depreciation/Non Cash Charges increased $608,000 and $1,573,000 to $6,301,000 and $12,535,000 for the three and six months ended June 30, 1997, respectively, due primarily to new investments made during 1997 and 1996.

The Company has adopted the definition of Funds From Operations ("FFO") prescribed by the National Association of Real Estate Investment Trusts ("NAREIT"). FFO is defined as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus real estate depreciation, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis.

Below is a summary of the calculation of Funds From Operations:

                                               Six Months
                                             Ended June 30,
                                          1997            1996
                                         ---------      ---------
                                         (Amounts in thousands)

Net Income                               $  32,513      $  30,192
Real Estate Depreciation                    10,972          9,760
Partnership Adjustments                       (384)          (318)
Gain on Sale of Real Estate Properties      (2,047)           ---
                                          --------       --------
Funds From Operations                     $ 41,054       $ 39,634
                                          ========       ========

FFO for the six months ended June 30, 1997 increased $1,420,000 to $41,054,000. The increase is attributable to increases in Base Rental Income and Additional Rental and Interest Income, and offset by increases in Interest Expense and decreases in Interest and Other Income which are discussed above.

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

On February 15, 1996, the Company issued $115,000,000 in Unsecured Senior Notes due 2006 bearing a coupon rate of 6.50%. The majority of the proceeds from this debt issuance was used to fund acquisitions made during 1995 and 1996. During March and April 1997, the Company issued two ten year $10,000,000 MTNs with coupon rates of 7.30% and 7.62%, respectively. At June 30, 1997, stockholders' equity in the Company totaled $335,838,000 and the debt to equity ratio was 1.32 to 1. For the six months ended June 30, 1997, FFO covered Interest Expense 3.94 to 1.0.

As of June 30, 1997, the Company had approximately $30,975,000 available under its Series B Medium-Term Note program registered pursuant to a shelf registration statement for future issuance of MTNs from time to time based on Company needs and then existing market conditions. In June 1997, the Company registered $385,000,000 of debt and equity securities under a shelf registration statement filed with the Securities and Exchange Commission. Of the $385,000,000, $100,000,000 has been allocated for a new Series C Medium-Term Note program. As of June 30, 1997, the Company had $43,000,000 available on its $100,000,000 revolving line of credit. This line of credit with a group of six domestic and international banks expires on March 31, 2000. The
Company's Senior Notes and Convertible Subordinated Notes have been rated investment grade by debt rating agencies since 1986. Current ratings are as follows:

                      Moody's       Standard & Poor's     Duff & Phelps
                    ----------------------------------------------------
Senior Notes             Baa1              BBB+                  A-
Convertible
  Subordinated Notes     Baa2              BBB                  BBB+

Since inception in May 1985, the Company has recorded approximately $551,825,000 in cumulative FFO. Of this amount, a total of $462,255,000 has been distributed to stockholders as dividends. The balance of $89,570,000 has been retained, and is an additional source of capital for the Company.

At June 30, 1997, the Company held approximately $37,500,000 in irrevocable letters of credit from commercial banks to secure the obligations of many lessees' lease and borrowers' loan obligations. The Company may draw upon the letters of credit if there are any defaults under the leases and/or loans. Amounts available under letters of credit change from time to time and such changes may be material.

The second quarter 1997 dividend of $0.61 per share or $17,516,000 in the aggregate was paid on May 20, 1997. Total dividends paid during the six months ended June 30, 1997 as a percentage of FFO for the corresponding period was 85%. The Company declared a third quarter dividend of $0.62 per share or approximately $17,800,000 in the aggregate, to be paid on August 20, 1997.

The Company has concluded a significant number of "facility rollover" transactions in 1995, 1996 and 1997 on properties that have been under long-term leases and mortgages. "Facility rollover" transactions principally include lease renewals and renegotiations, exchanges, sales of properties, and, to a lesser extent, payoffs on mortgage receivables. In 1995, the Company completed 20 facility rollovers including the sale of ten facilities with concurrent "seller financing" for a gain of $23,550,000. The 1995 facility rollovers generated an increase of $900,000 in FFO on an annualized basis. During the year ended December 31, 1996, the Company completed or agreed in principle to complete 20 facility rollovers including the sale of nine facilities in Missouri and the exchange of the Dallas Rehabilitation Institute for the HealthSouth Sunrise Rehabilitation Hospital in Fort Lauderdale, Florida. The 1996 facility rollovers through December 31, 1996, resulted in a decrease of $1,200,000 in Funds From Operations on an annualized basis. As of August 12, 1997, the Company has completed or agreed in principle to complete four facility rollovers which will generate a net increase in FFO of $100,000 on an annualized basis. Through December 31, 1999, the Company has 65 more facilities which are subject to lease expiration, mortgage maturities and purchase options. The 1998 group includes 14, ten, and five long-term care facilities leased to Vencor, Beverly and Horizon, respectively. The Horizon and Beverly facilities cannot be renewed or purchased individually but are each linked together in one and two renewal/purchase groups, respectively. The Company has completed certain facility rollovers earlier than the scheduled lease expirations or mortgage maturities and will continue to pursue such opportunities where it is advantageous to do so.

Management believes that the Company's liquidity and sources of capital are adequate to finance its operations as well as its future investments in additional facilities.

                         PART II.   OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
       The Company held its annual stockholders meeting on April 23, 1997. The following matters were voted upon at the meeting:

       1. Election of Directors
          ----------------------        Votes Cast
                                        ----------      Against or
          Name of Director Elected          For          Withheld
          --------------------------    ----------     ------------
          Robert R. Fanning, Jr.        26,475,097       311,497
          Michael D. McKee              26,477,222       309,372
          Harold M. Messmer, Jr.        26,476,383       310,211

          Name of Each Other Director
          Whose Term of Office as Director
          Continued After the Meeting
          ---------------------------
          Orville E. Melby
          Harold M. Messmer, Jr.
          Peter L. Rhein
          Kenneth B. Roath

       2. Approval of the Company's Second Amended
          and Restated Directors Stock Incentive Plan
         --------------------------------------------
               For        Against     Abstain     No-Vote
           ----------    ---------    -------    ---------
           15,406,573    3,977,591    589,840    6,812,590

       3. Approval of the Company's Second Amended
          and Restated Stock Incentive Plan
         -----------------------------------------
               For        Against     Abstain     No-Vote
           ----------    ---------    -------    ---------
           14,397,303    4,975,649    601,052    6,812,590

       4. Ratification of Arthur Andersen LLP
          As the Company's Independent
          Accountants for the Fiscal Year
          Ending December 31,1997
         -------------------------------------
             For         Against     Abstain
          ----------    ---------    -------
          26,591,338      78,898     116,358

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
       a) Exhibits:
          EX-27   Financial Data Schedule

       b) Reports on Form 8-K:
          On July 21, 1997, the Company filed a Report on Form 8-K with the Securities and Exchange Commission regarding the Distribution Agreement with Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman, Sachs & Co. and NationsBanc Capital Markets, Inc. for $100,000,000 Medium-Term Notes Series C.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 12, 1997    HEALTH CARE PROPERTY INVESTORS, INC.
                         (REGISTRANT)



                              /s/ James G. Reynolds
                         ----------------------------------
                         James G. Reynolds
                         Executive Vice President and
                         Chief Financial Officer
                         (Principal Financial Officer)




                              /s/ Devasis Ghose
                         --------------------------------
                         Devasis Ghose
                         Senior Vice President-Finance and Treasurer
                         (Principal Accounting Officer)