Form 10-Q
period 1997-09-30
HEALTH CARE PROPERTY INVESTORS INC
filed 1997-11-07
CIK 765880

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

(MARK ONE)

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934.   For the quarterly period ended September 30, 1997.

                                       OR

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934.  For the transition period from ..... to .......

                         Commission file number 1-8895

--------------------------------------------------------------------------------
                      HEALTH CARE PROPERTY INVESTORS, INC.
             (Exact name of registrant as specified in its charter)
--------------------------------------------------------------------------------

     Maryland                                            33-0091377
(State or other jurisdiction of                        (I.R.S. Employer
incorporation of organization)                          Identification No.)


                         4675 MacArthur Court, 9th Floor
                            Newport Beach, CA  92660
                    (Address of principal executive offices)

                                 (714) 221-0600
              (Registrant's telephone number, including area code)

                             ----------------------


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No[ ]

      As of November 5, 1997 there were 28,778,819 shares of $1.00 par value common stock outstanding.

                      HEALTH CARE PROPERTY INVESTORS, INC.

                                      INDEX

                         PART I.  FINANCIAL INFORMATION

                                                                        PAGE NO.
                                                                       ---------

Item 1.  Financial Statements:

         Consolidated Balance Sheets
         September 30, 1997 and December 31, 1996. . . . . . . . . . . . . .   2

         Consolidated Statements of Income
         Nine Months and Three Months Ended September 30, 1997 and 1996. . .   3

         Consolidated Statements of Cash Flows
         Nine Months Ended September 30, 1997 and 1996 . . . . . . . . . . .   4

         Notes to Consolidated Condensed Financial Statements. . . . . . . .   5


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations . . . . . . . . . . .   8




                           PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .      12

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     13

                      HEALTH CARE PROPERTY INVESTORS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                          (Dollar amounts in thousands)


                                                             September 30,          December 31,
                                                                  1997                  1996
                                                            ---------------       ---------------
ASSETS
Real Estate Investments
     Buildings and Improvements                                $  762,285            $  693,586
     Accumulated Depreciation                                    (165,329)             (147,860)
                                                                ---------             ---------
                                                                  596,956               545,726
     Construction in Progress                                      17,471                 7,905
     Land                                                          82,399                70,103
                                                                ---------             ---------
                                                                  696,826               623,734
Loans Receivable                                                  112,422               112,227
Investments in and Advances to Partnerships                         6,429                 6,531
Other Assets                                                        8,392                 8,350
Cash and Cash Equivalents                                           3,020                 2,811
                                                                ---------             ---------
TOTAL ASSETS                                                    $ 827,089             $ 753,653
                                                                =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Bank Notes Payable                                              $   7,400             $     ---
Senior Notes Payable                                              274,978               267,470
Convertible Subordinated Notes Payable                            100,000               100,000
Mortgage Notes Payable                                             11,249                12,034
Accounts Payable, Accrued Liabilities and Deferred Income          24,751                19,739
Minority Interests in Partnerships                                 17,040                17,604
Stockholders' Equity:
     Preferred Stock                                               57,810                   ---
     Common Stock                                                  28,727                28,678
     Additional Paid-In Capital                                   357,160               355,672
     Cumulative Net Income                                        428,102               379,970
     Cumulative Dividends                                        (480,128)             (427,514)
                                                                ---------             ---------
TOTAL STOCKHOLDERS' EQUITY                                        391,671               336,806
                                                                ---------             ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 827,089             $ 753,653
                                                                =========             =========


See accompanying Notes to Consolidated Condensed Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                      HEALTH CARE PROPERTY INVESTORS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                (Amounts in thousands, except per share amounts)



                                                 Three Months                      Nine Months
                                             Ended September 30,               Ended September 30,
                                        ---------------------------        ---------------------------
                                            1997           1996                1997           1996
                                        ------------    -----------        ------------    -----------
REVENUE
Base Rental Income                       $  23,567       $  21,130           $  68,337      $  62,021
Additional Rental and Interest Income        5,208           4,839              15,821         15,389
Interest and Other Income                    3,532           3,908              10,767         11,996
                                         ---------       ---------           ---------      ---------
                                            32,307          29,877              94,925         89,406
                                         ---------       ---------           ---------      ---------
EXPENSE
Interest Expense                             7,447           6,736              21,407         19,638
Depreciation/Non Cash Charges                6,521           5,863              19,056         16,825
Other Expenses                               1,875           1,612               5,511          5,150
                                         ---------       ---------           ---------      ---------
                                            15,843          14,211              45,974         41,613
                                         ---------       ---------           ---------      ---------

INCOME FROM OPERATIONS                      16,464          15,666              48,951         47,793
Minority Interests                            (845)           (638)             (2,866)        (2,573)
Gain on Sale of Real Estate Properties         ---             ---               2,047            ---
                                         ---------       ---------           ---------      ---------
NET INCOME                                  15,619          15,028              48,132         45,220
                                         ---------       ---------           ---------      ---------
DIVIDENDS TO PREFERRED STOCKHOLDERS             66             ---                  66            ---
                                         ---------       ---------           ---------      ---------

NET INCOME APPLICABLE TO COMMON SHARES   $  15,553       $  15,028           $  48,066      $  45,220
                                         =========       =========           =========      =========

NET INCOME PER COMMON SHARE              $    0.54       $    0.52           $    1.67      $    1.58
                                         =========       =========           =========      =========

WEIGHTED AVERAGE SHARES OUTSTANDING        28,721           28,667              28,711         28,644
                                         =========       =========           =========      =========


See accompanying Notes to Consolidated Condensed Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                      HEALTH CARE PROPERTY INVESTORS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                             (Amounts in thousands)

                                                              Nine Months
                                                          Ended September 30,
                                                      ---------------------------
                                                         1997           1996
                                                      ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                           $   48,132     $   45,220
  Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
     Real Estate Depreciation                              16,664         15,021
     Non Cash Charges                                       2,392          1,804
     Partnership Adjustments                                 (552)          (672)
     Gain on Sale of Real Estate Properties                (2,047)           ---
   Changes in:
     Operating Assets                                      (1,550)           963
     Operating Liabilities                                  4,400         11,953
                                                       ----------     ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                  67,439         74,289
                                                       ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Real Estate Properties                   (96,456)      (103,762)
  Proceeds from Sale of Real Estate Properties              8,624            ---
  Advances Repaid by Partnerships                             ---          4,465
  Other Investments and Loans                               1,084          7,970
                                                       ----------     ----------
NET CASH USED IN INVESTING ACTIVITIES                     (86,748)       (91,327)
                                                       ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Change in Bank Notes Payable                          7,400        (31,700)
  Repayment of Senior Notes Payable                       (12,500)           ---
  Issuance of Senior Notes Payable                         19,876        113,329
  Cash Proceeds from Issuing Preferred Stock               57,810            ---
  Cash Proceeds from Issuing Common Stock                     416          1,304
  Periodic Payments on Mortgages                             (722)        (1,060)
  Dividends Paid on Common Shares                         (52,548)       (48,986)
  Other Financing Activities                                 (214)          (640)
                                                       ----------     ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  19,518         32,247
                                                       ----------     ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                     209         15,209

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              2,811          2,000
                                                       ----------     ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD               $    3,020     $   17,209
                                                       ==========     ==========


See accompanying Notes to Consolidated Condensed Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                      HEALTH CARE PROPERTY INVESTORS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 30, 1997

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

Net Income Per Common Share

Net Income per common share is calculated by dividing Net Income applicable to common shares by the weighted average common shares outstanding during the period. There were 28,726,819 shares outstanding as of September 30, 1997.

Reclassifications

Reclassifications   have   been   made  for  comparative   financial   statement
presentations.


(2) PREFERRED STOCK ISSUANCE

On September 26, 1997, the Company issued 2,400,000 shares of 7-7/8% Series A Cumulative Redeemable Preferred Stock ("Preferred Stock") which generated net proceeds of $57,810,000 (net of underwriters' discount and other offering expenses). Dividends on the Preferred Stock are payable quarterly in arrears in March, June, September and December, commencing with the quarter ending December 31, 1997. The Preferred Stock is not redeemable prior to September 30, 2002, after which date the Preferred Stock may be redeemable at par ($25 per share or $60,000,000 in the aggregate) any time for cash at the option of the Company. The Preferred Stock has no stated maturity, will not be subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company.

(3)  MAJOR OPERATORS

Listed below are the Company's major operators and the percentage of revenue from these operators and their subsidiaries.
                                                               Percentage of
Operators                                        Revenue       Total Revenue
------------                                   -------------   --------------
Vencor, Inc. ("Vencor")                         $ 17,637,000      18.6%
Emeritus Corporation                               7,733,000       8.2
Beverly Enterprises, Inc. ("Beverly")              7,424,000       7.8
Horizon/CMS Healthcare Corporation ("Horizon")     7,409,000       7.8
Tenet Healthcare Corporation ("Tenet")             6,543,000       6.9
Columbia/HCA Healthcare Corp.                      6,088,000       6.4
HealthSouth Corporation ("HealthSouth")            4,720,000       5.0

All of the leases with Tenet and Vencor and one lease with HealthSouth are unconditionally guaranteed by Tenet. Those leases represent approximately 26.6% of the Company's total revenue for the nine months ended September 30, 1997.


(4)  STOCKHOLDERS' EQUITY

The  following  tabulation is a summary of the activity  for  the  Stockholders'
Equity account for the nine months ended September 30, 1997 (amounts in thousands):


                                  Preferred Stock                Common Stock
                                  -----------------     ---------------------------------
                                                                      Par     Additional                      Total
                                 Number of             Number of     Value      Paid-In     Cumulative     Stockholders'
                                   Shares    Amount     Shares       Amount     Capital     Net Income       Dividends      Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996           ---    $   ---      28,678     $28,678    $355,672      $379,970     $(427,514)      $336,806
Issuance of Preferred Stock, Net   2,400     57,810                                                                         57,810
Issuance of Common Stock, Net                                31          31       1,090                                      1,121
Exercise of Stock Options                                    18          18         398                                        416
Net Income                                                                                     48,132                       48,132
Dividends -- Common Shares                                                                                  (52,548)       (52,548)
Dividends -- Preferred Shares                                                                                   (66)           (66)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1997        2,400   $ 57,810      28,727     $28,727    $357,160      $428,102     $(480,128)      $391,671
===================================================================================================================================


(5)  COMMITMENTS

As of November 5, 1997, the Company has outstanding commitments on closed and to-be-closed development transactions of approximately $54,000,000 and $62,000,000, respectively. The Company is also committed to acquire approximately $101,000,000 of existing health care facilities. The Company expects that a significant portion of these commitments will be funded; however, experience suggests that some committed transactions will not close.
Transactions  do  not close   for   various  reasons  including  unsatisfied
pre-closing conditions, competitive financing sources, final negotiation differences and the operator's inability to obtain required internal or governmental approvals.

(6)  SUBSEQUENT EVENTS

On October 16, 1997 the Board of Directors declared a quarterly dividend of $0.63 per common share payable on November 20, 1997, to stockholders of record on the close of business on November 5, 1997.

The Board of Directors also declared a $0.519532 per share dividend on the Preferred Stock. This preferred dividend is made up of the regular quarterly preferred  dividend of $0.492188 and $0.027344 for the five days  the  preferred shares were outstanding during the third quarter of 1997. The preferred dividend will be paid on December 31, 1997 to shareholders of record on the close of business December 15, 1997.

                       HEALTH CARE PROPERTY INVESTORS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


GENERAL

The Company is in the business of acquiring health care facilities that it leases on a long-term basis to health care providers. On a more limited basis, the Company has provided mortgage financing on health care facilities. As of September 30, 1997, the Company's portfolio of properties, including equity investments, consisted of 229 facilities located in 38 states. These facilities are comprised of 134 long-term care facilities, 66 congregate care and assisted living facilities, 12 medical office buildings, seven acute care hospitals, six rehabilitation facilities, three physician group practice clinics and one psychiatric care facility. The gross acquisition price of the properties, which includes partnership acquisitions, was approximately $1,005,000,000 at September 30, 1997.

The Company had commitments to purchase and construct health care facilities totaling approximately $217,000,000 for funding during 1997 and 1998. The Company expects that a significant portion of these commitments will be funded but that a portion may not be funded (see Note (5) to the Consolidated Condensed Financial Statements).


RESULTS OF OPERATIONS

Net Income for the three and nine months ended September 30, 1997 totaled $15,619,000 or $0.54 per share of common stock and $48,132,000 or $1.67 per share on revenues of $32,307,000 and $94,925,000, respectively. This compares to Net Income of $15,028,000 or $0.52 per share of common stock and $45,220,000 or $1.58 per share on revenues of $29,877,000 and $89,406,000 for the same periods in 1996. Net Income for the nine months ended September 30, 1997 included a $2,047,000 or $0.07 per share gain on the sale of real estate properties. Net Income for the nine months ended September 30, 1996 included $1,100,000 or $0.04 per share of non-recurring income from the early payoff of a mortgage loan.

Base Rental Income for the three and nine months ended September 30, 1997 increased $2,437,000 and $6,316,000 to $23,567,000 and $68,337,000,
respectively, as compared to the same period in the prior year. The majority of the increase in Base Rental Income was generated by new equity investments of approximately $119,000,000 and $117,000,000 made during 1997 and 1996.
Additional Rental and Interest Income from the existing portfolio increased by $369,000 and $1,532,000 for the three and nine months ended
September 30, 1997, respectively, after giving effect (for the nine month period) to the $1,100,000 non-recurring income discussed in the prior paragraph. These increases were offset by a reduction in Interest and Other Income for the three and nine months ended September 30, 1997 of $376,000 and $1,229,000, respectively, as a result of the payoff of certain mortgage loans.

Interest Expense for the three and nine months ended September 30, 1997 increased $711,000 and $1,769,000 as a result of the issuance of long-term debt discussed under Liquidity and Capital Resources, and higher short-term line
of  credit balances.   Depreciation/Non Cash Charges increased $658,000  and
$2,231,000 to $6,521,000 and $19,056,000 for the three and nine months ended September 30, 1997, respectively, due primarily to new investments made during 1997 and 1996.

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

The Company has adopted the definition of FFO prescribed by the National Association of Real Estate Investment Trusts ("NAREIT"). FFO is defined as net income applicable to common shares (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus real estate depreciation, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis.

Below is a summary of the calculation of FFO:

                                                Three Months                      Nine Months
                                             Ended September 30,               Ended September 30,
                                        ---------------------------        ---------------------------
                                            1997           1996                1997           1996
                                        ------------    -----------        ------------    -----------
Net Income Applicable to Common Shares   $  15,553       $  15,028           $  48,066      $  45,220
Real Estate Depreciation                     5,692           5,261              16,664         15,021
Partnership Adjustments                       (168)           (354)               (552)          (672)
Gain on Sale of Real Estate                    ---             ---              (2,047)           ---
                                         ---------       ---------           ---------      ---------
                                         $  21,077       $  19,935           $  62,131      $  59,569
                                         =========       =========           =========      =========

FFO for the three and nine months ended September 30, 1997 increased $1,142,000 to $21,077,000 and $2,562,000 to $62,131,000, respectively. The increase is attributable to increases in Base Rental Income and Additional Rental and Interest Income, and offset by increases in Interest Expense and decreases in Interest and Other Income which are discussed in more detail above.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed acquisitions through the sale of common stock, preferred stock, the issuance of long-term debt, the assumption of mortgage debt, the use of short-term bank lines and through internally generated cash flows. Facilities under construction are generally financed by means of cash on hand or short-term borrowings under the Company's existing bank lines. At the completion of construction and commencement of the lease, short-term borrowings used in the construction phase are generally refinanced with new long-term debt or equity offerings.

On February 15, 1996, the Company issued $115,000,000 of 6.5% Unsecured Senior Notes due 2006. During March and April 1997, the Company issued two ten year $10,000,000 MTNs with coupon rates of 7.30% and 7.62%, respectively. During June 1997, $12,500,000 in MTNs with coupon rates of 10.20% and 10.30% were redeemed. On September 26, 1997, the Company issued $60,000,000, 7-7/8% Series A Cumulative Redeemable Preferred Stock. The net proceeds of $57,810,000 were utilized to pay down short-term borrowings under the Company's revolving line of credit. At September 30, 1997, stockholders' equity in the Company totaled
$391,671,000 and the debt to equity ratio was 1.00 to 1. For the nine months ended September 30, 1997, FFO (before interest expense) covered Interest Expense
3.90 to 1.

As of September 30, 1997, the Company had approximately $225,000,000 and $130,975,000 available under its existing shelf registration statements for the future issuance of debt and equity securities and for its Series B and Series C Medium-Term Note programs, respectively. These amounts may be issued from time to time in the future based on Company needs and then existing market conditions. As of September 30, 1997, the Company also had $92,600,000 available on its $100,000,000 revolving line of credit. On October 22, 1997, the Company renegotiated its line of credit with the bank group which now includes seven domestic and international banks. Two revolving lines of credit have been obtained, one for $100,000,000 which expires on October 22, 2002 and one for $50,000,000 which expires on October 22, 1998. The Company's Senior Notes and Convertible Subordinated Notes have been rated investment grade by debt rating agencies since 1986. Current ratings are as follows:

                    Moody's     Standard & Poor's     Duff & Phelps
                    --------------------------------------------------
Senior Notes             Baa1            BBB+               A-
Convertible
  Subordinated Notes     Baa2            BBB               BBB+


Since inception in May 1985, the Company has recorded approximately $572,902,000 in cumulative FFO. Of this amount, a total of $480,062,000 has been distributed to stockholders as dividends. The balance of $92,840,000 has been retained, and has been an additional source of capital for the Company.

At September 30, 1997, the Company held approximately $38,500,000 in irrevocable letters of credit from commercial banks to secure the obligations of many lessees' lease and borrowers' loan obligations. The Company may draw upon the letters of credit if there are any defaults under the leases and/or loans. Amounts available under letters of credit change based upon facility operating conditions and other factors and such changes may be material.

The third quarter 1997 dividend of $0.62 per common share or $17,807,000 in the aggregate was paid on August 20, 1997. Total dividends paid during the nine months ended September 30, 1997 was $52,548,000 or 85% of FFO for the corresponding period. The Company declared a fourth quarter dividend of $0.63 per common share or approximately $18,100,000 in the aggregate, to be paid on November 20, 1997. The Company also declared a dividend of $1,247,000 on the Preferred Stock, made up of the regular quarterly preferred dividend and the five days the preferred shares were outstanding during the third quarter of 1997. The preferred dividend will be paid on December 31, 1997.

The Company has concluded a significant number of "facility rollover" transactions in 1995, 1996 and 1997 on properties that have been under long-term leases and mortgages. "Facility rollover" transactions principally include lease renewals and renegotiations, exchanges, sales of properties, and, to a lesser extent, payoffs on mortgage receivables. In 1995, the Company completed 20 facility rollovers including the sale of ten facilities with concurrent "seller financing" for a gain of $23,550,000. The 1995 facility rollovers generated an increase of $900,000 in FFO on an annualized basis. During the year ended December 31, 1996, the Company completed or agreed in principle to complete 20 facility rollovers including the sale of nine facilities in Missouri and the exchange of the Dallas Rehabilitation Institute for the HealthSouth Sunrise Rehabilitation Hospital in Fort Lauderdale, Florida. The 1996 facility rollovers resulted in a decrease of $1,200,000 in FFO on an annualized basis. As of November 5, 1997, the Company has completed or agreed in principle to complete ten facility rollovers which will generate a net decrease in FFO of $1,300,000 on an annualized basis. Through December 31, 1999, the Company has 59 more facilities that are subject to lease expiration, mortgage maturities and purchase options (which management believes may be exercised) which represent 24.7% of annualized revenues. The 1998 group includes 13, eight, and five long-term care facilities leased to Vencor, Beverly and Horizon, respectively. The 13 Vencor facilities are not subject to purchase options in 1998. The Company has completed certain facility rollovers earlier than the scheduled lease expirations or mortgage maturities and will continue to pursue such opportunities where it is advantageous to do so.

Management believes that the Company's liquidity and sources of capital are adequate to finance its operations as well as its future investments in additional facilities.


RECENT ACCOUNTING PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement 128, "Earnings Per Share," the primary effect of which is to change the way earnings per share is calculated and presented in the financial statements. The Company is required to adopt FASB 128 in its December 31, 1997 financial statements and will be required to restate prior-period earnings per share date to conform with the new statement. The new statement is not expected to have a material effect on the Company's previously reported earnings per share data.

                          PART II.   OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

       a) Exhibits:
          EX-27   Financial Data Schedule
          10.29   Not Applicable
          10.30   Not Applicable
          10.36   Not Applicable
          10.37   Revolving Credit Agreement dated as of October
                  22,  1997  amongst Health Care Property Investors,  Inc.,  the banks named therein and The Bank of New York
          10.38   $50,000,000 Revolving Credit Agreement  dated
                  as   of   October  22,  1997  amongst  Health  Care   Property
                  Investors, Inc., the banks named therein and The Bank  of  New
                  York
          10.41   Not Applicable
          10.42   Not Applicable
          10.45   Health Care Property Investors,  Inc.  Second
                  Amended and Restated Directors Deferred Compensation Plan

       b) Reports on Form 8-K:
          On September 23, 1997, the Company filed a Report on Form 8-K with the Securities and Exchange Commission regarding the Purchase Agreement with Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. pursuant to which the
          Company agreed to issue and sell up to 2,760,000 shares of the Company's 7-7/8% Series A Cumulative Redeemable Preferred Stock.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 5, 1997   HEALTH CARE PROPERTY INVESTORS, INC.
                         (REGISTRANT)



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