Form 10-K
period 1997-12-31
HEALTH CARE PROPERTY INVESTORS INC
filed 1998-03-31
CIK 765880

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1997
                          Commission File Number 1-8895

                      HEALTH CARE PROPERTY INVESTORS, INC.
             (Exact name of registrant as specified in its charter)

          Maryland                         33-0091377
 (State or other jurisdiction of        (I.R.S. Employer
  incorporation of organization)         Identification No.)

                         4675 MacArthur Court, Suite 900
                        Newport Beach, California  92660
                    (Address of principal executive offices)

                 Registrant's telephone number:  (714) 221-0600
                         ------------------------------


           Securities registered pursuant to Section 12(b) of the Act:


                                                 Name of each exchange
               Title of each class                on which registered
               -------------------              -----------------------
               Common Stock*                    New York Stock Exchange
               7-7/8% Series A Cumulative
                  Redeemable Preferred Stock    New York Stock Exchange


     *The Common Stock has stock purchase rights attached which are registered pursuant to Section 12(b) of the Act and listed on the New York Stock Exchange.

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes   [X]   No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 19, 1998 there were 30,246,169 shares of Common Stock outstanding. The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant, based on the closing price of these shares on March 19, 1998 on the New York Stock Exchange, was approximately $1,073,107,000. Portions of the definitive Proxy Statement for the registrant's 1998 Annual Meeting of Stockholders have been incorporated by reference into Part III of this Report.

                                     PART I



Item 1.   BUSINESS

     Health Care Property Investors, Inc. (the "Company"), a Maryland corporation, was organized in March 1985 to qualify as a real estate investment trust ("REIT"). The Company invests in health care related real estate located throughout the United States, including long-term care facilities, congregate care and assisted living facilities, acute care and rehabilitation hospitals, medical office buildings, physician group practice clinics and psychiatric facilities. Having commenced business nearly 13 years ago, the Company today is the second oldest REIT specializing in health care real estate. At December 31, 1997, the Company owned an interest in 220 properties located in 39 states, of which 213 are leased or subleased pursuant to long-term leases (the "Leases") to 53 health care providers (the "Lessees"), including affiliates of Beverly Enterprises, Inc. ("Beverly"), Columbia/HCA Healthcare Corp. ("Columbia"), Emeritus Corporation ("Emeritus"), HealthSouth Corporation ("HealthSouth"), Tenet Healthcare Corporation ("Tenet") and Vencor, Inc. ("Vencor"). The remaining seven properties are medical office buildings with multiple tenant leases. Of the Lessees, only Vencor accounts for more than 10% of the Company's revenue for the year ended December 31, 1997. The Company also holds mortgage loans on 24 properties that are owned and operated by 12 health care providers (the "Mortgagors") including Beverly, Columbia and Tenet.

     At December 31, 1997, the gross acquisition price of the Company's 244 leased or mortgaged properties (the "Properties"), including partnership acquisitions and mortgage loan acquisitions, was approximately $1.1 billion. The average age of the Properties is 18 years. As of December 31, 1997, approximately 70% of the Company's revenue is derived from Properties operated by publicly traded health care providers.

     Since receiving its initial senior debt rating of Baa1/BBB by Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Ratings Group ("Standard & Poor's") in 1986, the Company has historically maintained or improved its ratings. Currently, its senior debt is rated Baa1/BBB+/A- by Moody's, Standard & Poor's and Duff & Phelps Credit Rating Co. ("Duff & Phelps"), respectively. The Company believes that it has had an excellent track record in attracting and retaining key employees. The Company's five executive officers have worked with the Company on average for 12 years. The Company's annualized return to its stockholders, assuming reinvestment of dividends and before stockholders' income taxes is approximately 20% over the period from its initial public offering in May 1985 through December 31, 1997.

     References herein to the Company include Health Care Property Investors, Inc. and its wholly-owned subsidiaries and affiliated partnerships, unless the context otherwise requires.

THE PROPERTIES

     Of the 244 health care facilities in which the Company has an investment as of December 31, 1997, the Company directly owns 180 facilities including 98 long -term care facilities, two rehabilitation hospitals, 63 congregate care and assisted living centers, three acute care hospitals, 11 medical office buildings and three physician group practice clinics.

     The Company has provided mortgage loans on 24 properties, including 15 long -term care facilities, three congregate care and assisted living centers, three acute care hospitals and three medical office buildings.

     At December 31, 1997, the Company also had varying percentage interests in several joint ventures and partnerships that together own 40 facilities, as further discussed below:

1. A 77% interest in a joint venture which owns two acute care hospitals, one psychiatric facility and 21 long-term care facilities.

2. Interests of between 90% and 97% in four joint ventures, each of which was formed to own a comprehensive rehabilitation hospital.

3.   A 90% interest in a company formed to own five medical office buildings.

4.   An 80% interest  in a company formed to own a long-term care facility.

5. A 50% interest in five partnerships, each of which owns a congregate care facility.

6.   A 45% interest in a company formed to own a congregate care facility.

     The following summary of the Company's Properties details certain pertinent information grouped by type of facility and equity interest as of December 31, 1997:

                                          Equity      Number       Number       Total
                                         Interest       of       of Beds/    Investments       Annual
Facility Type                           Percentage  Facilities   Units (1)       (2)       Rents/Interest
---------------------------             ----------  ----------   ----------  -----------   --------------
                                                                             (Dollar Amounts in Thousands)
Long-Term Care Facilities                  100%        113         13,658     $  365,475     $  53,989
Long-Term Care Facilities                77-80          22          2,625         50,975        10,663
                                                  -------------------------------------------------------
                                                       135         16,283        416,450        64,652
                                                  -------------------------------------------------------
Acute Care Hospitals                        100          6            656         53,690         6,047
Acute Care Hospitals                         77          2            356         32,961         7,708
                                                  -------------------------------------------------------
                                                         8          1,012         86,651        13,755
                                                  -------------------------------------------------------
Rehabilitation Hospitals                    100          2            168         27,385         4,167
Rehabilitation Hospitals                  90-97          4            307         45,011         8,175
                                                  -------------------------------------------------------
                                                         6            475         72,396        12,342
                                                  -------------------------------------------------------
Congregate Care & Assisted Living Centers   100         66          5,507        292,776        26,732
Congregate Care & Assisted Living Centers 45-50          6            709          6,902(5)      4,919
                                                  -------------------------------------------------------
                                                        72          6,216        299,678        31,651
                                                  -------------------------------------------------------
Medical Office Buildings (3)                100         14            ---         85,236         9,308
Medical Office Buildings (3)                 90          5            ---         42,300         4,700
Physician Group Practice Clinics (4)        100          3            ---         48,908         5,010
Psychiatric Facility                         77          1            108          3,018           561
                                                  -------------------------------------------------------
 Totals                                                244         24,094     $1,054,637     $ 141,979
                                                  =======================================================


(1) Congregate Care and Assisted Living Centers are stated in units; all other facilities are stated in beds, except the Medical Office Buildings and the Physician Group Practice Clinics.
(2) Includes partnership investments, and incorporates all partners' assets and construction commitments.


(3)  The Medical Office Buildings encompass approximately 955,000 square feet.
(4) The Physician Group Practice Clinics encompass approximately 437,000 square feet.
(5)  Represents HCPI's net investment.

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

     Patients in long-term care facilities are generally provided with accommodations, all meals, medical and nursing care, and rehabilitation services including speech, physical and occupational therapy. As a part of the Omnibus
Budget Reconciliation Act ("OBRA") of 1981, Congress established a waiver program under Medicaid to offer an alternative to institutional long-term care services. The provisions of OBRA and the subsequent OBRA Acts of 1987 and 1990 allowed states, with federal approval, greater flexibility in program design as a means of developing cost-effective alternatives to delivering services traditionally provided in the long-term care setting. Recently this has led to an increase in the number of assisted living facilities. This may adversely affect some long-term care facilities for a period as individuals are shifted to the lower cost delivery system provided in the assisted living setting.
Eligibility for assisted living services to be included as a Medicaid reimbursed service does not necessarily mean that more Government spending will be available for the delivery of health care services to the frail elderly.

     CONGREGATE CARE AND ASSISTED LIVING CENTERS. The Company has investments in 72 congregate care and assisted living centers. Congregate care centers typically contain studio, one bedroom and two bedroom apartments which are rented on a month-to-month basis by individuals, primarily those over 75 years of age. Residents, who must be ambulatory, are provided meals and eat in a central dining area; they may also be assisted with some daily living activities. These centers offer programs and services that allow residents certain conveniences and make it possible for them to live independently; staff is also available when residents need assistance and for group activities.

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

     Charges for room and board and other services in both congregate care and assisted living centers are generally paid from private sources.


     ACUTE CARE HOSPITALS. The Company has an interest in six general acute care hospitals and two long-term acute care hospitals. Acute care hospitals generally offer a wide range of services such as general and specialty surgery, intensive care units, clinical laboratories, physical and respiratory therapy, nuclear medicine, magnetic resonance imaging, neonatal and pediatric care units, outpatient units and emergency departments, among others. Such services are paid for by the patient or the patient's family, third party payors (e.g.
insurance, HMOs), or through the federal Medicare and state Medicaid programs.
Long-term acute care hospitals are defined as those facilities in which a patient's stay is at least 25 days. These hospitals receive reimbursement on a cost-based reimbursement system, subject to certain limitations, for Medicare patients. Traditional general acute care hospitals are provided reimbursement incentives by Medicare to minimize inpatient length of stay.

     REHABILITATION HOSPITALS. The Company has an investment in six rehabilitation hospitals. These hospitals provide inpatient and outpatient care for patients who have sustained traumatic injuries or illnesses, such as spinal cord injuries, strokes, head injuries, orthopedic problems, work related disabilities and neurological diseases, as well as treatment for amputees and patients with severe arthritis. Rehabilitation programs encompass physical, occupational, speech and inhalation therapies, rehabilitative nursing and other specialties. Such services are paid for by the patient or the patient's family, third party payors (e.g. insurance, HMOs), or through the federal Medicare program.

     MEDICAL OFFICE BUILDINGS. The Company has investments in 19 medical office buildings. These buildings are generally located adjacent to, or a short distance from, acute care hospitals. Medical office buildings contain physicians' offices and examination rooms, and may also include pharmacies, hospital ancillary service space and day-surgery operating rooms. Medical office buildings require more extensive plumbing, electrical, heating and cooling capabilities than commercial office buildings for sinks, brighter lights and special equipment physicians typically use. Except as noted below, the Company's owned medical office buildings are generally master leased to a Lessee which then subleases office space to physicians or other medical practitioners.
During 1997, the Company purchased seven medical office buildings which are leased to multiple tenants under triple net or gross leases. These facilities are operated by property management companies on behalf of the Company.

     PHYSICIAN GROUP PRACTICE CLINICS.   The Company has investments in three
physician group practice clinics.  Physician group practice clinics generally provide a broad range of medical services through organized physician groups representing various medical specialties.

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


                                                                         Average
                                                 Number                  Private
                                     Number     of Beds/     Average     Patient      Annual     Average
                                       of        Units      Occupancy    Revenue      Rents/    Remaining
Facility Location                  Facilities     (1)          (5)       (2),(5)     Interest     Term
---------------------------        ----------   --------    ----------   --------   ---------   ----------
                                                                                   (Thousands)   (Years)
Long-Term Care Facilities
Alabama                                 1           174         95%         31%       $  903        --
Arkansas                                9           866         77          48         2,203         8
California                             21         2,083         88          50         7,828        10
Colorado                                3           420         93          59         1,824         2
Connecticut                             1           121         97          37           622         2
Florida                                11         1,267         92          55         6,734         6
Illinois                                2           201         86          54           475         4
Indiana                                13         1,709         82          49         6,863        13
Iowa                                    1           201         90          37           656         1
Kansas                                  3           323         89          58         1,776         1
Kentucky                                1           100         97          60           406         4
Louisiana                               1           120         96          37           669         7
Maryland                                3           438         87          28         2,287        20
Massachusetts                           5           615         95          42         2,804         4
Michigan                                3           286         86          61           908         4
Mississippi                             1           120        100           6           358         4
Missouri                                2           393         50          45         1,938         2
Montana                                 1            80         80          47           281         1
New Mexico                              1           102         96          31           307         5
North Carolina                          9         1,056         82          52         3,962         9
Ohio                                    9         1,226         92          54         5,970         3
Oklahoma                                2           207         87          81         1,654         1
Oregon                                  1           110         82          45           332        --
South Carolina                          2            52         90         100           392        13
Tennessee                              10         1,754         97          43         5,170         4
Texas                                  10         1,094         59          35         3,023         3
Washington                              1            84         73          60           290         1
Wisconsin                               8         1,133         84          50         4,017         5
--------------------------------------------------------------------------------------------------------
 Sub-Total                            135        16,335         85          48        64,652         7
--------------------------------------------------------------------------------------------------------
Acute Care Hospitals
Arizona                                 1            21          3         100           375        15
California                              1           182         56          92         3,820         1
Florida                                 1           285         34          92         1,147         5
Louisiana                               2           325         43          92         5,153         5
Texas                                   3           199         38         100         3,260         5
--------------------------------------------------------------------------------------------------------
 Sub-Total                              8         1,012         41          94        13,755         4
--------------------------------------------------------------------------------------------------------
Rehabilitation Facilities
Arizona                                 1            60         74         100         1,917         1
Arkansas                                1            60         74         100         1,874         3
Colorado                                1            64         65         100         1,525         3
Florida                                 1           108         95         100         2,250        14
Kansas                                  1            75         70         100         2,677         1
Texas                                   1           108         64         100         2,099         5
---------------------------------------------------------------------------------------------------------
 Sub-Total                              6           475         75         100        12,342         6
---------------------------------------------------------------------------------------------------------

                                                                         Average
                                                 Number                  Private
                                     Number     of Beds/     Average     Patient      Annual     Average
                                       of        Units      Occupancy    Revenue      Rents/    Remaining
Facility Location                  Facilities     (1)          (5)      (2),(5)     Interest      Term
---------------------------        ----------   --------    ----------   --------   ---------   ----------
                                                                                   (Thousands)   (Years)
Physician Group Practice Clinics (4)
Arkansas                                1           ---        ---         100         2,534        12
California                              1           ---        ---         100         1,956        14
Tennessee                               1           ---        ---         100           520        11
------------------------------------------------------------------------------------------------------------
 Sub-Total                              3           ---        ---         100         5,010        13
------------------------------------------------------------------------------------------------------------
Psychiatric Facility - Georgia          1           108         14         100           560       ---
------------------------------------------------------------------------------------------------------------
Congregate Care and Assisted Living Centers
Alabama (3)                             1            84        ---         ---           ---       ---
Arkansas                                1            17         92         100            27        12
Arizona                                 1            97         77         100           490        10
California (3)                         11         1,013         83         100         4,113        13
Colorado                                1            98         95         100           667         1
Delaware                                1            52         89         100           375        10
Florida (3)                             6           425         73          98         1,555        12
Georgia                                 1            40         97         100           230        13
Idaho                                   1           117         18         100           726        15
Kansas                                  1           110         81         100           583         1
Louisiana (3)                           5           449        100         100         1,616         9
Maryland                                1            86         37         100           794        12
Michigan (3)                            1           100        ---         ---           ---       ---
Missouri                                1            73         74         100           428         4
New Jersey                              3           195         71         100         1,266        12
New Mexico                              2           285         55         100         1,935        13
New York                                1            74         84         100           410        10
North Carolina                          3           229         95         100         1,306        12
Ohio                                    1           156         93         100           776        13
Oregon                                  1            58         99          81           378        11
Pennsylvania                            3           232         92         100         1,600        11
Rhode Island                            1           172         99         100         1,531         3
South Carolina                          5           400         90         100         2,514        13
Texas (3)                              16         1,373         70         100         7,659        13
Virginia (3)                            1            90        ---         ---           ---        15
Washington                              2           139         93          87           673        10
------------------------------------------------------------------------------------------------------------
 Sub-Total                             72         6,164         78          99        31,652        12
------------------------------------------------------------------------------------------------------------
Medical Office Buildings (4)
Alaska                                  1           ---        ---         100           841         3
California                              7           ---        ---         100         6,493         1
Minnesota                               1           ---        ---         100         1,300       ---
Texas                                   9           ---        ---         100         4,817         9
Utah                                    1           ---        ---         100           557        12
------------------------------------------------------------------------------------------------------------
 Sub-Total                             19           ---        ---         100        14,008         4
------------------------------------------------------------------------------------------------------------
TOTAL FACILITIES                      244        24,094         78%         62%    $ 141,979         8
============================================================================================================

(1) Congregate Care and Assisted Living Centers are measured in units. Physician Group Practice Clinics and Medical Office Buildings are measured in square feet and encompass approximately 437,000 and 955,000 square feet, respectively. All other facilities are measured by bed count.
(2) All revenues, including Medicare revenues but excluding Medicaid revenues, are included in "Private Patient" revenues.
(3)  Includes facilities under construction, except for average occupancy data.
(4) Physician Group Practice Clinics and Medical Office Building lessees have use of the leased facilities for their own use or for the use of sub-lessees.
(5) This information is derived from information provided by the Company's Lessees.

RELATIONSHIP WITH MAJOR OPERATORS

     At December 31, 1997, the Company owned an interest in 244 Properties located in 40 states, which are operated by 59 operators. Listed below are the Company's major operators and the annualized revenue and the percentage of annualized revenue derived from such operators.

                                                       Percentage
                                        Annualized    of Annualized
Operators              Facilities        Revenue          Revenue
--------------------------------------------------------------------
Vencor                      51         $23,301,000        16%
HealthSouth                  6          12,342,000         9
Emeritus                    23          11,038,000         8
Beverly                     25           9,915,000         7
Tenet                        3           8,855,000         6
Columbia                    12           8,202,000         6

     Lessees of 51 of the Company's 244 Properties are subsidiaries of Vencor (formerly subsidiaries of The Hillhaven Corporation). Based upon public reports filed by Vencor with the Securities and Exchange Commission ("SEC"), Vencor's revenue and net income for the year ended December 31, 1997 were approximately $3.1 billion and $130.9 million, respectively; and Vencor's total assets and stockholders' equity as of December 31, 1997 were approximately
$3.3 billion and $905.4 million, respectively.

     Through 1997, Tenet was financially responsible to the Company under a guarantee through the primary lease term on four Properties, including the three properties leased to subsidiaries of Tenet. In addition, Tenet has guaranteed all of the properties leased to Vencor (see prior paragraph). However, as discussed in more detail below, as part of an agreement reached between Tenet and the Company during the fourth quarter, Tenet will no longer guarantee the rental revenue on the Vencor facilities beyond the base term of the leases. During 1997, one such lease expired and 14 more will expire during 1998. Tenet is one of the nation's largest health care services companies, providing a broad range of services through the ownership and management of health care facilities. Based upon public reports filed by Tenet with the SEC for the six months ended November 30, 1997, Tenet reported net operating revenue and net income of approximately $4.8 billion and $254 million, respectively. At November 30, 1997, Tenet's total assets and shareholders' equity were approximately $12.1 billion and $3.5 billion, respectively. Based on public reports filed by Tenet with the SEC, for the year ended May 31, 1997, Tenet reported net operating revenue and net loss of approximately $8.7 billion and $254 million, respectively, and total assets and shareholders' equity of approximately $11.7 billion and $3.2 billion, respectively. For certain additional financial data with respect to Tenet, see Appendix I, attached hereto.

     The Company leases 15 facilities to Beverly. In addition, it is providing a mortgage loan to Beverly that is secured by 10 facilities. Based upon public reports filed by Beverly with the SEC, Beverly's net operating revenue and net income for the nine months ended September 30, 1997 were approximately $2.4 billion and $66.6 million, respectively. Beverly's total assets and stockholder's equity as of September 30, 1997 were approximately $2.5 billion and $1.1 billion, respectively. For the year ended December 31, 1996, Beverly reported net operating revenue and net income of approximately $3.2 billion and $50.3 million, respectively, and total assets and stockholder's equity of $2.5 billion and $861.1 million, respectively. According to a recent press release issued by Beverly, Beverly's net operating revenue and net income for the year ended December 31, 1997 were $3.2 billion and $58.6 million, respectively.

     The Company separately concluded agreements with Tenet and Beverly in the fourth quarter of 1997 that result in their forbearance or waiver of certain renewal and purchase options and related rights of first refusal on facilities currently leased to Vencor and Beverly. Options and related rights of first refusal on up to 51 facilities operated by Vencor and eight facilities operated by Beverly are covered under the agreements. As part of these agreements, continued ownership of the facilities will remain with the Company.

     The Company leases six rehabilitation hospitals to HealthSouth, including three rehabilitation hospitals previously operated by Horizon discussed below. Based upon public reports filed by HealthSouth with the SEC, HealthSouth's revenue and net income for the nine months ended September 30, 1997 were approximately $2.2 billion and $231.8 million, respectively. HealthSouth's total assets and stockholders' equity at September 30, 1997 were approximately $4.2 billion and $1.9 billion, respectively. HealthSouth reported revenue and net income for the year ended December 31, 1996 of approximately $2.4 billion and $220.8 million, respectively. HealthSouth's total assets and stockholders' equity as of December 31, 1996 were approximately $3.4 billion and $1.5 billion, respectively. According to a recent press release issued by HealthSouth, HealthSouth's revenue and net income for the year ended December 31, 1997 were $3.0 billion and $330.6 million, respectively.

     During 1997, the Company had leased eight facilities to Horizon/CMS Healthcare Corporation ("Horizon"), including the three rehabilitation hospitals described above, four long-term care facilities and one congregate care facility. HealthSouth purchased Horizon in October 1997, and subsequently sold Horizon's long-term and congregate care operations to Integrated Health Services ("IHS"). These operations included four long-term care facilities and one congregate care facility which are now leased to IHS by the Company.

     The Company holds Loans (defined below) which initially totaled $34.5 million and which are secured by one hospital and two medical office buildings operated by a wholly owned subsidiary of Columbia. At December 31, 1997, the Company has provided or has committed to provide approximately $44 million in acquisition or construction funds for eight medical office buildings which are leased by HealthTrust, a wholly owned subsidiary of Columbia. All of these medical office buildings have been completed with the exception of some tenant improvements. In addition, Columbia leases one other medical office building. Based upon public reports filed by Columbia with the SEC, Columbia's revenue and net income for the nine months ended September 30, 1997 were approximately $14.4 billion and $988 million, respectively; and Columbia's total assets and stockholders' equity as of September 30, 1997 were approximately $23.1 billion and $8.9 billion, respectively. For the year ended December 31, 1996, Columbia reported revenue and net income of approximately $19.9 billion and $1.5 billion, respectively, and total assets and stockholders' equity of approximately $21.3 billion and $8.6 billion, respectively. According to a recent press release issued by Columbia, Columbia's revenue and net loss for the year ended December 31, 1997 were $18.8 billion and $305.0 million, respectively.

     According to publicly filed SEC reports, Columbia recently has been the subject of various significant government investigations regarding its compliance with Medicare, Medicaid and similar programs. According to such SEC reports filed by Columbia, while it is too early to predict the outcome of any of the on-going investigations or the initiation of any additional investigations, were Columbia to be found in violation of federal or state laws relating to Medicare, Medicaid or similar programs, Columbia could be subject to substantial monetary fines, civil and criminal penalties, and exclusion from participation in the Medicare and Medicaid programs. Columbia's senior debt ratings remain investment grade, but have recently been reduced by Moody's to Baa2 and by Standard & Poor's to BBB.

     The Company leases 19 assisted living and congregate care facilities and three long-term care facilities to Emeritus. The Company also provided a mortgage loan on an assisted living facility operated by Emeritus. Based on public reports filed by Emeritus with the SEC, total operating revenue and net loss for the nine months ended September 30, 1997 were approximately $85.0 million and $14.8 million, respectively. Emeritus' total assets and shareholders' equity at September 30, 1997 were $203.6 million and $12.7 million, respectively. For the year ended December 31, 1996, Emeritus reported total operating revenue and net loss of approximately $68.9 million and $8.2 million, respectively, and total assets and shareholders' equity of $158 million and $26.2 million respectively. Subsequent to September 30, 1997, Emeritus raised $25 million in additional preferred equity. According to a recent press release issued by Emeritus, Emeritus' total operating revenue and net loss for the year ended December 31, 1997 were $117.8 million and $28.2 million, respectively.

     Vencor, Tenet, Beverly, HealthSouth, Columbia and Emeritus are subject to the informational filing requirements of the Securities Exchange Act of 1934, as amended, and accordingly file periodic financial statements on Form 10-K and Form 10-Q with the Securities and Exchange Commission. All of the financial and other information presented herein with respect to such companies was obtained from such publicly filed reports except where indicated where certain additional information was obtained from press releases issued by those companies.

LEASES AND LOANS

     The initial base rental rates of the Leases entered into by the Company during the three years ended December 31, 1997 have generally ranged from 9% to 12% per annum of the acquisition price of the related property. Rental rates vary by lease, taking into consideration many factors, including, but not limited to, creditworthiness of the Lessee, operating performance of the facility, interest rates at the commencement of the lease or interest, location, and type and physical condition of the facility. Most of the Leases provide for additional rents which are based upon a percentage of increased revenue over specific base period revenue of the leased Properties. Initial interest rates on mortgage loans ("Loans") held by the Company and entered into during the three years ended December 31, 1997 have generally ranged from 9% to 12% per annum. Certain Leases and Loans have fixed rent or interest increases or rent or interest increases based on inflation indices or other factors. Additional Rental and Interest Income (see Note 2 to the Consolidated Financial Statements in this Annual Report on Form 10-K) received for the years ended December 31, 1997, 1996 and 1995 were $21.1 million, $20.9 million and $18.1 million, respectively. The primary or fixed terms of the Leases generally range from 10 to 15 years, and generally have one or more five-year (or longer) renewal options. The average remaining base lease term on the Company's portfolio of properties is approximately eight years; the average remaining term on the Loans is approximately ten years.

     Most Leases contain credit enhancements in the form of guarantees, as well as grouped lease renewals, grouped purchase options, and cross default and cross collateralization features that may be employed when multiple facilities are leased to a single operator. Obligations under the Leases, in most cases, have corporate parent or shareholder guarantees; 120 Leases and Loans covering 14 facilities are backed by irrevocable letters of credit from various financial institutions which cover from three to eighteen months of Lease or Loan payments. The Lessees and Mortgagors are required to renew such letters of credit during the Lease or Loan term in amounts which may change based upon the passage of time, improved operating cash flow or improved credit ratings. Currently, the Company has approximately $39.6 million in irrevocable standby letters of credit from financial institutions. The letters of credit relating to an individual Lease or Loan may be drawn upon in the event of a Lessee's or Mortgagor's default under terms of a Lease or Loan. Amounts available under letters of credit change from time to time; such changes may be material.

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

     Many Lessees have the right of first refusal to purchase the Properties during the Lease terms; many Leases provide one or more five-year (or longer) renewal options at existing Lease rates and continuing additional rent formulas although certain Leases provide for Lease renewals at fair market value.
Certain Lessees also have options to purchase the Properties, generally for fair market value, and generally at the expiration of the primary Lease term and/or any renewal term under the Lease. If options are exercised, many such provisions require Lessees to purchase or renew several facilities together, precluding the possibility of Lessees purchasing or renewing only those facilities with the best financial outcomes. Thirty-nine Properties are not subject to purchase options until 2008 or later, and an additional 103 leased Properties do not have any purchase options.

     A table recapping Lease expirations, mortgage maturities, properties subject to purchase options and financial underperformance follows:

              Current Annualized Revenue of
   -----------------------------------------------------
           Properties Subject to
             Lease Expirations,
            Purchase Options and      Properties Subject       Possible Revenue
            Mortgage Maturities      to Purchase Options    (Loss)/Gain at Lease
    Year            (1)                      (2)              Expiration(3),(4)
   -----   ---------------------     -------------------    ----------------------
            (Amounts in thousands, except percentages)         %          Amount
                                                            -------     ----------
    1998          $  10,369              $   3,177           (0.6)       $   (800)
    1999             19,103                 12,298           (1.9)         (2,600)
    2000             10,794                  9,666           (1.2)         (1,600)
    2001             17,035                  7,599            0.2             300
    2002              9,705                  1,514            0.5             700
Thereafter           67,601                 59,356             --              --
                  ---------              ---------           -----        -------
                  $ 134,607              $  93,610           (3.0)        $(4,000)
                  =========              =========           =====        =======

(1) This column includes the revenue impact by year and the total annualized rental and interest income associated with the Properties subject to Lessees' renewal options and/or purchase options and mortgage maturities.

(2) This column includes the revenue impact by year and the total annualized rental and interest income associated with Properties subject to purchase options. If a purchase option is exercisable at more than one date, the convention used in the table is to show the revenue subject to the purchase
     option at the earliest possible purchase date.   Although certain purchase
     option periods commenced in earlier years, lessees have not exercised their purchase options as of this time. The total for this column (2) is a component (subset) of column (1), the total current annualized revenue of properties subject to lease expirations, purchase options and mortgage maturities ($134,607,000).

(3) Based on current market conditions, management estimates that there could be a revenue loss (compared to current rental rates) upon the expiration of the current term of the Leases in the percentages and amounts shown in the table for Lease Expirations. Total revenue of the Company has grown at a compound annual growth rate of 8.6% in the past five years. The percentages are computed by taking the possible revenue loss as a percentage of 1997 total revenue.

(4) The Company estimates that in addition to the possible reduction in income from Lease expirations, it may also have a reduction of approximately $400,000 in 1998 due to the reinvestment of cash received from mortgage maturities and exercises of purchase option. This amount is calculated based on current interest rate levels and is not estimated in years subsequent to 1998 due to the unpredictable levels of interest rates and their impact on Lessees' purchase options and mortgage maturities.

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

     Each Lease is a triple net lease and the Lessee is responsible thereunder, in addition to the minimum and additional rents, for all additional charges, including charges related to non-payment or late payment of rent, taxes and assessments, governmental charges with respect to the leased property and utility and other charges incurred with the operation of the leased property.

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

DEVELOPMENT PROGRAM

     The Company has a number of "build-to-suit" type agreements that by their terms require conversions, upon the completion of the development of the facilities to lease agreements or mortgage loans. During the construction of the projects, funds are advanced pursuant to draw requests made by the developers in accordance with the terms and conditions of the applicable development agreements which require site visits prior to each advancement of funds.

     Since 1987, the Company has committed to the development of 44 facilities, including five rehabilitation hospitals, 24 congregate care and assisted living facilities, five long-term care facilities, seven medical office buildings and three acute care hospitals representing an aggregate investment of approximately $335 million. As of December 31, 1997, costs of approximately $248.1 million have been funded and 32 facilities have been completed. The 32 completed facilities comprise five rehabilitation hospitals, 13 congregate care and assisted living facilities, five long-term care facilities, seven medical office buildings and two acute care hospitals. The 12 remaining development projects are scheduled for completion in 1998 and 1999. Simultaneously with the commencement of each of the development programs and prior to funding, the Company enters into a lease agreement with the developer/operator. The base rent under the lease is generally established at a rate equivalent to a specified number of basis points over the yield on the 10 year United States Treasury note at the inception of the lease agreement.

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

     There presently are two gross income requirements and, with respect to taxable years of the Company beginning before August 6, 1997, there was a third gross income requirement. First, at least 75% of the Company's gross income (excluding gross income from Prohibited Transactions as defined below) for each taxable year must be derived directly or indirectly from investments relating to real property or mortgages on real property or from certain types of temporary investment income. Second, at least 95% of the Company's gross income (excluding gross income from Prohibited Transactions) for each taxable year must be derived from income that qualifies under the 75% test and all other dividends, interest and gain from the sale or other disposition of stock or securities. Third, for taxable years of the Company beginning before August 6, 1997, short-term gains from the sale or other disposition of stock or securities, gains from Prohibited Transactions and gains on the sale or other disposition of real property held for less than four years (apart from involuntary conversions and sales of foreclosure property) must represent less than 30% of the Company's gross income for each such taxable year. A Prohibited Transaction is a sale or other disposition of property (other than foreclosure property) held for sale to customers in the ordinary course of business.

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

     The Company owns interests in various partnerships and limited liability companies. In the case of a REIT that is a partner in a partnership or a member of a limited liability company that is treated as a partnership under the Code, Treasury Regulations provide that for purposes of the REIT income and asset tests, the REIT will be deemed to own its proportionate share of the assets of the partnership or limited liability company and will be deemed to be entitled to the income of the partnership or limited liability company attributable to such share. The ownership of an interest in a partnership or limited liability company by a REIT may involve special tax risks, including the challenge by the Internal Revenue Service of the allocations of income and expense items of the partnership or limited liability company, which would affect the computation of taxable income of the REIT, and the status of the partnership or limited liability company as a partnership (as opposed to an association taxable as a corporation) for federal income tax purposes. The Company also owns interests in a number of subsidiaries which are intended to be treated as qualified real estate investment trust subsidiaries (each a "QRS"). The Code provides that such subsidiaries will be ignored for federal income tax purposes and all assets, liabilities and items of income, deduction and credit of such subsidiaries will be treated as assets, liabilities and such items of the Company. If any partnership or subsidiary in which the Company owns an interest were treated as a regular corporation (and not as a partnership or QRS) for federal income tax purposes, the Company would likely fail to satisfy the REIT asset tests described above and would therefore fail to qualify as a REIT. The Company believes that each of the partnerships and subsidiaries in which it owns an interest will be treated for tax purposes as a partnership or QRS, respectively, although no assurance can be given that the Internal Revenue Service will not successfully challenge the status of any such organization.

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

     In addition, President Clinton's Fiscal 1999 budget proposal includes a provision which, if enacted in its present form, would result in the immediate taxation of all gain inherent in a C corporation's assets upon an election by the corporation to become a REIT in taxable years beginning after January 1, 1999, and thus could effectively preclude the Company from reelecting to be taxed as a REIT if there were a loss of its REIT status.

     Distributions made to the Company's taxable U.S. stockholders out of current or accumulated earnings and profits, unless designated as capital gain distributions, will be taken into account by them as ordinary income. Such distributions will not be eligible for the dividends received deductions for corporations as long as the Company qualifies as a REIT. Distributions made by the Company that are properly designated by the Company as capital gain dividends will be taxable to taxable U.S. stockholders as gains (to the extent that they do not exceed the Company's actual net capital gain for the taxable year) from the sale or disposition of a capital asset. Depending on the period of time the Company held the assets which produced such gains, and on certain designations, if any, which may be made by the Company, such gains may be taxable to non-corporate U.S. stockholders at a 20%, 25% or 28% rate. Corporate stockholders may, however, be required to treat up to 20% of any such capital gain dividend as ordinary income. Distributions in excess of current or accumulated earnings and profits will not be taxable to a U.S. stockholder to the extent that they do not exceed the adjusted basis of the stockholder's shares. To the extent that such distributions exceed the adjusted basis of a U.S. stockholder's shares they will be included in income as capital gain (as described below with respect to the sale or exchange of the shares) assuming the shares are held as a capital asset in the hands of the stockholder.
Stockholders may not include in their individual income tax returns any net operating losses or capital losses of the Company.

     The Company may elect to retain, rather than distribute as a capital gain dividend, its net long-term capital gains. In such event, the Company would pay tax on such retained net long-term capital gains. In addition, for tax years of the Company beginning on or after January 1, 1998, to the extent designated by the Company, a U.S. stockholder generally would (i) include its proportionate share of such undistributed long-term capital gains in computing its long-term capital gains in its return for its taxable year in which the last day of the Company's taxable year falls (subject to certain limitations as to the amount so includable), (ii) be deemed to have paid the capital gains tax imposed on the Company on the designated amounts included in such stockholder's long-term capital gains, (iii) receive a credit or refund for such amount of tax deemed paid by it, (iv) increase the adjusted basis of its shares by the difference between the amount of such includable gains and the tax deemed to have been paid by it, and (v) in the case of a U.S. stockholder that is a corporation, appropriately adjust its earnings and profits for the retained capital gains in accordance with Treasury Regulations to be prescribed by the IRS.

     In general, any gain or loss upon a sale or exchange of shares by a taxable U.S. stockholder who has held such shares as a capital asset will be taxable as long-term capital gain if the shares have been held for more than eighteen months, mid-term capital gain if the shares have been held for more than one year but not more than eighteen months, or short-term capital gain if the shares have been held for one year or less; provided however, any loss on the sale or exchange of shares that have been held by such stockholder for six months or less will be treated as a long-term capital loss to the extent of distributions from the Company required to be treated by such stockholder as long-term capital gain.

     The Company and its stockholders may be subject to state or local taxation in various state or local jurisdictions, including those in which it or they transact business or reside. The state and local tax treatment of the Company and its shareholders may not conform to the federal income tax consequences discussed above.

GOVERNMENT REGULATION

     The health care industry is heavily regulated by federal, state and local laws. The Company is affected by government regulation of the health care industry in that (i) the Company receives rent and debt payments from Lessees and Mortgagors whose financial ability to make such payments may be affected by government regulations such as licensure, certification for participation in government programs, and government reimbursement, and (ii) the Company's additional rents are generally based on its Lessees' gross revenue from operations.

     The underlying value of the Company's facilities depends on the revenue and
profit that a facility is able to generate.   Aggressive efforts by health
insurers and governmental agencies to limit the cost of hospital services and to reduce utilization of hospital and other health care facilities may reduce future revenues or slow revenue growth from inpatient facilities and shift utilization from inpatient to outpatient facilities. See the Health Care Reform section below.

     The various federal and state governments have made detecting and eliminating fraud and abuse in government programs a high priority. Various laws and regulations have been passed or considered to eliminate fraud and abuse. The goal of these laws and regulations is to prohibit, through the imposition of criminal and civil penalties that may include exclusion from reimbursement programs, payment arrangements that include compensation for patient referrals. Violations of these laws may jeopardize a Lessee's and Mortgagor's ability to operate a facility or to make rent and debt payments, thereby potentially adversely affecting the Company.

     The Company's lease arrangements with Lessees may also be subject to these fraud and abuse laws. Contingent or percentage rent arrangements are subject to federal and state laws and regulations governing illegal rebates and kickbacks where the Company's co-investors are physicians or others in a position to refer
patients to the facilities.   Although only limited interpretive or enforcement
guidance is available, the Company has structured its rent arrangements in a manner which it believes complies with such laws and regulations.

     Health care facilities are subject to licensure in order to operate. Failure to obtain licensure or loss of licensure would prevent the facility from operating which could adversely affect the facility operator's ability to make rent and debt payments. Expansion, including the addition of new beds or services or acquisition of medical equipment, and occasionally the contraction of health care facilities, may be subject to state and local regulatory approval through certificate of need ("CON") programs. States vary in their utilization of CON controls. In addition, health care facilities are also subject to the Americans with Disabilities Act and building and safety codes which govern access, physical design requirements for facilities and building standards.

     Health care facilities are also subject to a wide variety of federal, state and local environmental and occupational health and safety laws and regulations which affect facility operations. In addition, an owner of real property may be liable in certain circumstances for the costs of remediation or removal of hazardous or toxic substances, regardless of whether the owner of the real property knew of or was responsible for the presence or disposal of the hazardous or toxic substances. The Company's arrangements with its Lessees generally require the Lessees to indemnify the Company for certain environmental liabilities, but the scope of such indemnifications are limited and there is no assurance that the Lessees would be able to fulfill their indemnification obligations. The presence or improper disposal of hazardous or toxic substances could adversely affect the value of the property which would affect the owner's ability to sell or rent such property, or to use the property as collateral.

     Revenues of Lessees and Mortgagors are generally derived from payments for patient care. Such payments are received from the federal Medicare program, state Medicaid programs, private insurance carriers, health care service plans, health maintenance organizations, preferred provider arrangements, self-insured employers as well as directly from patients. Efforts to reduce costs by these payors should be expected to continue, which may result in reduced or slower growth in reimbursement for certain services provided by some of the Company's Lessees and Mortgagors. In addition, the failure of any of the Company's Lessees and Mortgagors to comply with various laws and regulations could jeopardize their ability to be certified to participate in the Medicare and Medicaid programs.

     Medicare payments for psychiatric, long-term and rehabilitative care are based on allowable costs plus a return on equity for proprietary facilities. Medicare payments to acute care hospitals for inpatient services are made pursuant to the Prospective Payment System ("PPS") under which a hospital is paid a prospectively established rate based on the category of the patient's diagnosis ("Diagnostic Related Groups" or "DRGs"). In 1991, Medicare began to phase-in over a period of years, reimbursement to hospitals for capital-related inpatient costs under PPS using a federal rate rather than the cost-based reimbursement system previously used. DRG rates are subject to adjustment on an annual basis as part of the federal budget reconciliation process.

     Medicaid programs generally pay for acute, rehabilitative and psychiatric care based on reasonable costs at fixed rates; long-term care facilities are generally reimbursed using fixed daily rates. Both Medicare and Medicaid payments are generally below retail rates for Lessee-operated facilities. Increasingly, states have introduced managed care contracting techniques in the administration of Medicaid programs. Such mechanisms could have the impact of reducing utilization of and reimbursement to Lessee-operated facilities.

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

     ACUTE CARE HOSPITALS. Acute care hospitals are subject to extensive federal, state and local regulation. Acute care hospitals undergo periodic inspections regarding standards of medical care, equipment and hygiene as a condition of licensure. Various licenses and permits also are required for purchasing and administering narcotics, operating laboratories and pharmacies and the use of radioactive materials and certain equipment. Each of the Lessees' facilities, the operation of which requires accreditation, is accredited by the Joint Commission on Accreditation of Healthcare Organizations.

     Acute care hospitals must comply with requirements for various forms of utilization review. In addition, under PPS, each state must have a Peer Review Organization carry out federally mandated reviews of Medicare patient admissions, treatment and discharges in acute care hospitals.

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

HEALTH CARE REFORM

     The health care industry is facing various challenges, including increased government and private payor pressure on health care providers to control costs, the migration of patients from acute care facilities into extended care and home care settings and the vertical and horizontal consolidation of health care providers. The pressure to control health care costs intensified during 1994 and 1995 as a result of the national health care reform debate and continued into 1997 as Congress attempted to slow the rate of growth of federal health care expenditures as part of its effort to balance the federal budget. For example, the Balanced Budget Act of 1997 adopted a variety of changes to the Medicare and Medicaid programs which may have an effect upon the revenues of the operators of Properties owned by the Company. These changes, which will be implemented at various times, include (i) the adoption of the Medicare+Choice program, which expands the Medicare beneficiaries' choices to include traditional Medicare fee-for-service, private fee-for-service medical savings accounts, various managed care plans, and provider sponsored organizations, among others, (ii) the expansion and restriction of reimbursement for various Medicare benefits, (iii) the freeze in hospital rates in 1998 and more limited annual increases in hospital rates for 1999-2002, (iv) the adoption of a prospective pay system for skilled nursing facilities, home health agencies, hospital outpatient departments, and rehabilitation hospitals, (v) the repeal of the Boren amendment in Medicaid so that states have the exclusive authority to determine provider rates and providers have no federal right of action, (vi) the reduction in Medicare disproportionate share payments to hospitals, and (vii) the removal of the $150,000,000 limit on tax-exempt bonds for nonacute hospital capital projects. In addition, the Balanced Budget Act of 1997 strengthens the anti-fraud and abuse laws to provide for stiffer penalties for fraud and abuse violations.

     In addition to the reforms enacted and considered by Congress from time to time, state legislatures periodically consider various health care reform proposals. Congress and state legislatures can be expected to continue to review and assess alternative health care delivery systems and payment methodologies and public debate of these issues can be expected to continue in the future. These changes in the law, new interpretations of existing laws, and changes in payment methodology may have a dramatic effect on the definition of permissible or impermissible activities, the relative costs associated with doing business and the amount of reimbursement by both government and other third-party payors and may be applied retroactively. The ultimate timing or effect of legislative efforts cannot be predicted and may impact the Company in different ways.

     Spending in the U.S. health care industry during 1997 was estimated by the Congressional Budget Office at approximately $1.085 trillion, representing 13.4% of Gross Domestic Product. The Company believes that government and private efforts to contain or reduce health care costs will continue. These trends are likely to lead to reduced or slower growth in reimbursement for certain services provided by some of the Company's Lessees. The Company believes that the vast nature of the health care industry, the financial strength and operating flexibility of its operators and the diversity of its portfolio will mitigate the impact of any such diminution in reimbursements. However, the Company cannot predict whether any of the above proposals or any other proposals will be adopted and, if adopted, no assurance can be given that the implementation of such reforms will not have a material adverse effect on the Company's financial condition or results of operations.

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

     At December 31, 1997, the Company has preferred stock and two classes of debt securities which are senior to the Common Stock. The Company may, in the future, issue additional debt or equity securities which will be senior to the Common Stock. The Company has authority to offer shares of its capital stock in exchange for investments which conform to its standards and to repurchase or otherwise acquire its shares or other securities.

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

CAUTIONARY LANGUAGE REGARDING FORWARD LOOKING STATEMENTS

   Statements in this Annual Report on Form 10-K that are not historical factual statements are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements include, among other things, statements regarding the intent, belief or expectations of the Company and its officers and can be identified by the use of terminology such as "may", "will", "expect", "believe", "intend", "plan", "estimate", "should" and other comparable terms or the negative thereof. In addition, the Company, through its senior management, from time to time makes forward looking oral and written public statements concerning the Company's expected future operations and other developments. Shareholders and investors are cautioned that, while forward looking statements reflect the Company's good faith beliefs and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties. Actual results may differ materially from the expectations contained in the forward looking statements as a result of various factors. Such factors include (i) legislative, regulatory, or other changes in the healthcare industry at the local, state or federal level which increase the costs of or otherwise affect the operations of the Company's Lessess; (ii) changes in the reimbursement available to the Company's Lessees by governmental or private payors, including changes in Medicare and Medicaid payment levels and the availability and cost of third party insurance coverage; (iii) competition for tenants and mortgagors, including with respect to new leases and mortgages and the renewal or roll-over of existing leases; (iv) competition for the acquisition and financing of health care facilities; (v) the ability of the Company's Lessees and Mortgagors to operate the Company's properties in a manner sufficient to maintain or increase revenues and to generate sufficient income to make rent and loan payments; and,
(vi) changes in national or regional economic conditions, including changes in interest rates and the availability and cost of capital to the Company.

Item 2.   PROPERTIES

          See Item 1. for details.

Item 3.   LEGAL PROCEEDINGS

          During 1997, the Company was not a party to any material legal proceedings.

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


                       1997                   1996                  1995
                  High       Low         High      Low         High      Low
                 -------   -------      -------   -------     -------   -------
First Quarter    $37 1/8   $33 1/8      $35 1/2   $31 1/2     $30 3/8   $28
Second Quarter    35 3/4    32           33 7/8    31          32 3/4    29 1/2
Third Quarter     38 3/4    35 7/8       34 1/2    32 5/8      34 7/8    31 5/8
Fourth Quarter    40 5/16   37 5/8       37 1/2    32 1/2      35 1/4    31 1/2

     As of March 1, 1998 there were approximately 1,562 stockholders of record and in excess of 40,000 beneficial stockholders of the Company's Common Stock.

     It has been the Company's policy to declare quarterly dividends to the holders of its shares of Common Stock so as to comply with applicable sections of the Internal Revenue Code governing REITs. The cash dividends per share paid by the Company on Common Stock are set forth below:

                                  1997         1996        1995
                                 -------     -------      -------
          First Quarter          $ .60        $ .56       $ .52
          Second Quarter           .61          .57         .53
          Third Quarter            .62          .58         .54
          Fourth Quarter           .63          .59         .55

     On November 21, 1997, the Company completed the acquisition of a managing member interest in Cambridge Medical Properties, LLC, a Delaware limited liability company ("CMP"). In connection with the acquisition, Cambridge Medical Center of San Diego, LLC ("Cambridge") made a capital contribution to CMP of real property and improvements with an equity value (net of assumed debt) of $6.5 million in exchange for $1 million in cash and 142,450 non-managing member units of CMP ("LLC Units") (representing a minority interest in CMP).
CMP also issued 1,048,951 units of membership interest to the Company in exchange for a capital contribution of $40.5 million.

     Beginning on November 21, 1998, the LLC Units held by Cambridge may be exchanged by Cambridge for Common Stock of the Company or, at the option of the Company, for cash. The LLC Units are exchangeable for Common Stock on a one to one basis (subject to certain adjustments, such as stock splits and reclass-ifications) or for an amount of cash equal to then-current market value of the shares of Common Stock into which the LLC Units may be exchanged. CMP relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, in connection with the issuance and sale of the LLC Units.
The Company has agreed to provide certain registration rights with respect to the shares of Common Stock for which the LLC Units may be exchanged.

                                     PART II

Item 6.        SELECTED FINANCIAL DATA

     Set forth below is selected financial data with respect to the Company as of and for the years ended December 31, 1997, 1996, 1995, 1994, and 1993.

                                           Year Ended December 31,
                                1997      1996      1995      1994      1993
                            --------------------------------------------------
                              (Amounts in thousands, except per share data)
INCOME STATEMENT DATA:
Total Revenue                   $128,503  $120,393  $105,696   $98,996   $92,549
Net Income Applicable to
   Common Shares                  63,542    60,641    80,266    49,977    44,087
Basic Earnings per Common Share     2.21      2.12      2.83      1.87      1.66
Diluted Earnings per Common Share   2.19      2.10      2.78      1.86      1.65

BALANCE SHEET DATA:
Total Assets                     940,964   753,653   667,831   573,826   549,638
Debt Obligations                 452,858   379,504   299,084   271,463   245,291
Stockholders' Equity             442,269   336,806   339,460   269,403   269,873

OTHER DATA:
Funds From Operations (1)         83,442    80,517    72,911    65,274    59,201
Cash Flows From Operating
  Activities                      87,544    90,585    71,164    65,519    62,707
Cash Flows Used In Investing
  Activities                     205,238   104,797    80,627    61,383    29,315
Cash Flows Provided By (Used
  In) Financing Activities       118,967    15,023     8,535   (24,418)   (8,832)
Dividends Paid                    71,926    65,905    60,167    52,831    49,030
Dividends Paid Per Common Share    2.460     2.300     2.140     1.980     1.845

---------------------------
(1)  The Company believes that Funds From Operations ("FFO") is an important
supplemental measure of operating performance.   The Company adopted the new
definition of FFO prescribed by the National Association of Real Estate Investment Trusts (NAREIT). FFO is now defined as Net Income applicable to common shares (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus real estate depreciation, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not, and is not intended to, represent cash generated from operating activities in accordance with generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to Net Income. FFO, as defined by the Company may not be comparable to similarly entitled items reported by other REITs that do not define it in accordance with the definition prescribed by NAREIT. FFO for the years presented has been restated for the new definition. The following table represents items and amounts being aggregated to compute FFO.

                                                1997        1996       1995      1994       1993
                                             ------------------------------------------------------
Net Income Applicable to Common Shares       $ 63,542    $ 60,641   $ 80,266   $ 49,977   $ 44,087
Real Estate Depreciation                       22,667      20,700     16,691     15,829     15,636
Joint Venture Adjustments                        (720)       (824)      (496)      (532)      (522)
Gain on Sale of Real Estate Properties         (2,047)        ---    (23,550)       ---        ---
                                             ------------------------------------------------------
                                             $ 83,442    $ 80,517   $ 72,911   $ 65,274   $ 59,201
                                             ======================================================

Item 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is in the business of acquiring health care facilities that it leases on a long-term basis to health care providers. On a more limited basis, the Company has provided mortgage financing on health care facilities. As of December 31, 1997, the Company's portfolio of properties, including equity investments, consisted of 244 facilities located in 40 states. These facilities are comprised of 135 long-term care facilities, 72 congregate care and assisted living facilities, 19 medical office buildings, eight acute care hospitals, six freestanding rehabilitation facilities, three physician group practice clinics and one psychiatric care facility. The gross acquisition price of the properties, which includes joint venture acquisitions, was approximately $1,112,000,000 at December 31, 1997.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 VS. YEAR ENDED DECEMBER 31, 1996

     Net Income applicable to common shares for the year ended December 31, 1997 totaled $63,542,000 or $2.21 of basic earnings per common share and $2.19 of diluted earnings per common share (refer to footnote 9 of the 1997 financial statements) on revenue of $128,503,000. This compares to Net Income applicable to common shares of $60,641,000 or $2.12 of basic earnings per common share and $2.10 of diluted earnings per common share on revenue of $120,393,000 for the corresponding period in 1996. Included in Net Income applicable to common shares for the year ended December 31, 1997 is the Gain on Sale of Real Estate Properties of $2,047,000 or $0.07 per share of common stock. Net Income applicable to common shares for the year ended December 31, 1996 included $2,061,000 or $0.07 per share of common stock from the payoff of two mortgage loans that had been purchased at a discount in 1992.

     Base Rental Income for the year ended December 31, 1997 increased by $8,428,000 to $92,130,000. The majority of this increase was generated by rents on $226,000,000 of equity investments made in 1997 and a full year of rents on $117,000,000 of equity investments made in 1996. These amounts represent significant increases over the acquisition activity of prior years. Higher Additional Rental and Interest Income from the existing portfolio also contributed to the increase in revenue. After adjusting for the mortgage loan income for 1996 described earlier, Additional Rental and Interest Income increased by $2,196,000 to $21,060,000 from the prior year. The increases noted above were offset by a decrease in Interest and Other Income for the year ended December 31, 1997 of $1,232,000 to $14,534,000, due in part to the pay-down or payoff of certain mortgage loans.

     Interest Expense for the year ended December 31, 1997 increased by
$2,191,000 to $28,592,000.   The increase in Interest Expense is directly
related to the Company's higher borrowing levels resulting from the significant increase in new investment activity. The increase in Depreciation/Non Cash Charges of $2,740,000 to $25,889,000 for the year ended December 31, 1997, is related to the new investments discussed above.

     The Company believes that Funds From Operations ("FFO") is an important supplemental measure of operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen and fallen with market conditions, presentations of operating results for a real estate investment trust that uses historical cost accounting for depreciation could be less informative. The term FFO was designed by the Real Estate Investment Trust ("REIT") industry to address this problem.

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

     Funds From Operations for the years ended December 31, 1997 and 1996 are as follows:

                                                      1997        1996
                                                    --------    --------
                                                  (Amounts in thousands)

          Net Income Applicable to Common Shares    $ 63,542    $ 60,641
          Real Estate Depreciation                    22,667      20,700
          Joint Venture Adjustments                     (720)       (824)
          Gain on Sale of Real Estate Properties      (2,047)        ---
                                                    --------    --------
          Funds From Operations                     $ 83,442    $ 80,517
                                                    ========    ========

     FFO for the year ended December 31, 1997, increased $2,925,000 from the comparable period in the prior year. The increases are attributable to increases in Base Rental Income, Additional Rental and Interest Income, and offset by increases in Interest Expense and decreases in Interest and Other Income all of which are discussed in more detail above.

     FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to Net Income. FFO, as defined by the Company, may not be comparable to similarly entitled items reported by other REITs that do not define it exactly as the NAREIT definition.

YEAR ENDED DECEMBER 31, 1996 VS. YEAR ENDED DECEMBER 31, 1995

     Net Income applicable to common shares for the year ended December 31, 1996 totaled $60,641,000 or $2.12 of basic earnings per common share and $2.10 of diluted earnings per common share on revenue of $120,393,000. This compares to Net Income applicable to common shares of $80,266,000 or $2.83 of basic earnings per common share and $2.78 of diluted earnings per common share on revenue of $105,696,000 for the corresponding period in 1995. Included in Net Income applicable to common shares and basic earnings per common share for the year ended December 31, 1995 is the Gain on Sale of Real Estate Properties of $23,550,000 or $0.83 per share. Net Income applicable to common shares for the year ended December 31, 1996 was favorably influenced in the amount of $2,061,000, or $0.07 per share, attributable to the payoff of two mortgage loans which had been purchased at a discount by the Company in 1992.

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

     Funds From Operations for the years ended December 31, 1996 and 1995 are as follows:

                                                      1996        1995
                                                    --------    --------
                                                  (Amounts in thousands)

          Net Income Applicable to Common Shares    $ 60,641    $ 80,266
          Real Estate Depreciation                    20,700      16,691
          Joint Venture Adjustments                     (824)       (496)
          Gain on Sale of Real Estate Properties         ---     (23,550)
                                                    --------    --------
          Funds From Operations                    $ 80,517     $ 72,911
                                                    ========    ========

     FFO for the year ended December 31, 1996, increased $7,606,000 or 10.4% from the comparable period in the prior year. The increases are attributable to increases in Base Rental Income, Additional Rental and Interest Income, as offset by increases in Interest Expense and decreases in Interest and Other Income all of which are discussed in more detail above.

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

     On February 15, 1996, the Company issued $115,000,000 of 6.5% Unsecured Senior Notes due 2006. During March and April 1997, the Company issued two ten year $10,000,000 Medium Term Notes ("MTNs") with coupon rates of 7.30% and 7.62%, respectively. During June 1997, $12,500,000 in MTNs with coupon rates of 10.20% and 10.30% were redeemed. On September 26, 1997, the Company issued $60,000,000, 7-7/8% Series A Cumulative Redeemable Preferred Stock. During December 1997, the Company raised $55,000,000 of equity in a common stock offering of 1,437,500 shares at $38.3125 per share. The net proceeds of $57,810,000 and $51,935,000 from the preferred and common stock offerings, respectively, were utilized to pay down short-term borrowings under the Company's revolving lines of credit. At December 31, 1997, stockholders' equity in the Company totaled $442,269,000 and the debt to equity ratio was 1.02 to 1. For the year ended December 31, 1997, FFO (before interest expense) covered Interest Expense 3.92 to 1.

     As of December 31, 1997, the Company had approximately $300,000,000 available under its existing shelf registration statements for the future issuance of debt and equity securities and for its Series B and Series C MTN programs. These amounts may be issued from time to time in the future based on Company needs and then existing market conditions. On October 22, 1997, the Company renegotiated its line of credit with a group of seven banks. The Company now has two revolving lines of credit, one for $100,000,000 which expires on October 22, 2002 and one for $50,000,000 which expires on October 22, 1998. The Company expects these agreements to be renewed for one further year in October 1998. As of December 31, 1997, the Company also had $83,100,000 available on its $150,000,000 revolving lines of credit. The Company's Senior Notes and Convertible Subordinated Notes have been rated investment grade by debt rating agencies since 1986. Current ratings are as follows:

                        Moody's     Standard & Poor's   Duff & Phelps
                        --------    -----------------   --------------
Senior Notes              Baa1            BBB+               A-
Convertible
  Subordinated Notes      Baa2            BBB                BBB+


     Since inception in May 1985, the Company has recorded approximately $594,213,000 in cumulative FFO. Of this amount, a total of $499,440,000 has been distributed to stockholders as dividends on common and preferred stock. The balance of $94,773,000 has been retained, and has been an additional source of capital for the Company.

     At December 31, 1997, the Company held approximately $40,000,000 in irrevocable letters of credit from commercial banks to secure the obligations of many lessees' lease and borrowers' loan obligations. The Company may draw upon the letters of credit if there are any defaults under the leases and/or loans. Amounts available under letters of credit change based upon facility operating conditions and other factors and such changes may be material.

     The Company has concluded a significant number of "facility rollover" transactions in 1995, 1996 and 1997 on properties that have been under long-term leases and mortgages. "Facility rollover" transactions principally include lease renewals and renegotiations, exchanges, sales of properties, and, to a lesser extent, payoffs on mortgage receivables.

                                                            Increase/(Decrease)
Year                                                               In FFO
-------                                                     -------------------

1995   Completed 20 facility rollovers including the sale
       of ten facilities with concurrent "seller financing"
       for a gain of $23,550,000.                                   $900,000

1996   Completed 20 facility rollovers including the sale of
       nine facilities in Missouri and the exchange of the
       Dallas Rehabilitation Institute for the HealthSouth
       Sunrise Rehabilitation Hospital in Fort Lauderdale,
       Florida.                                                   (1,200,000)

1997   Completed or agreed to complete 10 facility rollovers.     (1,300,000)

     Through December 31, 2000, the Company has 62 more facilities that are subject to lease expiration, mortgage maturities and purchase options (which management believes may be exercised) representing approximately 30% of annualized revenues. During 1997, the Company concluded agreements with Tenet and Beverly that result in their forbearance or waiver of certain renewal and purchase options and related rights of first refusal on up to 59 facilities currently leased to Vencor and Beverly, of which 29 facilities have leases expiring through December 31, 2000. As part of these agreements, continued ownership of the facilities will remain with the Company. As a result of the forbearance or waiver of these options, the Company believes that, based upon recent operating results, it may be able to increase rents on approximately 12 facilities whose lease terms expire between 1998 and 2001; however, there can be no assurance that the Company will be able to realize any increased rents. The 1998 lease expirations include 14, eight, and five long-term care facilities leased to Vencor, Beverly and Integrated Health Services, respectively. The Company has completed certain facility rollovers earlier than the scheduled lease expirations or mortgage maturities and will continue to pursue such opportunities where it is advantageous to do so.

     Management believes that the Company's liquidity and sources of capital are adequate to finance its operations as well as its future investments in additional facilities.

YEAR 2000 ISSUE

     Management believes it does not have any significant exposure to Year 2000 issues with respect to its own accounting and information systems. The Company is discussing Year 2000 compliance requirements with its lessees, bankers and others.


Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Consolidated Balance Sheets as of December 31, 1997 and 1996 and its Consolidated Statements of Income, Stockholders' Equity, and Cash Flows for the years ended December 31, 1997, 1996 and 1995, together with the Report of Arthur Andersen LLP, Independent Public Accountants, are included elsewhere herein. Reference is made to the "Index to Consolidated Financial Statements."


Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company were as follows on March 18, 1997:

Name                     Age                   Position
-----------------      ------      --------------------------------------------
Kenneth B. Roath         62       Chairman, President
                                      and Chief Executive Officer
James G. Reynolds        46       Executive Vice President
                                      and Chief Financial Officer
Devasis Ghose            44       Senior Vice President - Finance and Treasurer
Edward J. Henning        45       Senior Vice President, General Counsel
                                       and Corporate Secretary
Stephen R. Maulbetsch    41       Senior Vice President - Acquisitions

     There is hereby incorporated by reference the information appearing under the captions "Board of Directors and Officers" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Registrant's definitive proxy statement relating to its Annual Meeting of Stockholders to be held on May 12, 1998.

Item 11.  EXECUTIVE COMPENSATION

     There is hereby incorporated by reference the information under the caption "Executive Compensation" in the Registrant's definitive proxy statement relating to its Annual Meeting of Stockholders to be held on May 12, 1998.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     There is hereby incorporated by reference the information under the captions "Principal Stockholders" and "Board of Directors and Officers" in the Registrant's definitive proxy statement relating to its Annual Meeting of Stockholders to be held on May 12, 1998.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There is hereby incorporated by reference the information under the caption "Certain Transactions" in the Registrant's definitive proxy statement relating to its Annual Meeting of Stockholders to be held on May 12, 1998.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

     a)   Financial Statements:

          1)   Report of Independent Public Accountants

          2)   Financial Statements

     Consolidated Balance Sheets - December 31, 1997 and 1996 Consolidated Statements of Income - for the years ended
       December 31, 1997, 1996 and 1995
     Consolidated Statements of Stockholders' Equity - for the
       years ended December   31, 1997, 1996 and 1995
     Consolidated Statements of Cash Flows - for the years ended
       December 31, 1997,1996 and 1995
     Notes to Consolidated Financial Statements

     Note - All schedules have been omitted because the required information is presented in the financial statements and the related notes or because the schedules are not applicable.

     b)   Reports on Form 8-K:

     On December 5, 1997, the Company filed a Report on Form 8-K with the Securities and Exchange Commission regarding the acquisition of assets with an aggregate purchase price of $103.5 million as required under Rule 3-14 of Regulation S-X.

     On December 15, 1997, the Company filed a Report on Form 8-K with the Securities and Exchange Commission regarding the Purchase Agreement with Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith, Inc., BT Alex. Brown and EVEREN Securities, Inc., pursuant to which the Company agreed to issue and sell up to 1,437,500 shares of the Company's Common Stock.

     c)   Exhibits:

     3.1   Articles of Restatement of the Company./1
     3.2   Amendment and Restated Bylaws of the Company./2
     3.3 Articles Supplementary of the Company Classifying 2,760,000 Shares of 7-7/8% Series A Cumulative Redeemable Preferred Stock./3
     4.1 Rights Agreement, dated as of July 5, 1990, between the Company and Manufacturers Hanover Trust Company of California, as
           Rights Agent./4
     4.2 Indenture dated as of September 1, 1993 between the Company and The Bank of New York, as Trustee, with respect to the Series B Medium Term Notes and the Senior Notes due 2006. /5
     4.3 Indenture dated as of April 1, 1989 between the Company and The Bank of New York for Debt Securities. /6
     4.4   Form of Fixed Rate Note. /6
     4.5   Form of Floating Rate Note. /6

     4.6 Registration Rights Agreement dated November 21, 1997 between the Company and Cambridge Medical Center of San Diego, LLC.
     10.1 Amendment No. 1, dated as of May 30, 1985, to Partnership Agreement of Health Care Property Partners, a California general partnership ("HCPP"), the general partners of which consist of the Company and certain affiliates of Tenet Healthcare Corporation ("Tenet"). /7
     10.2 Amended and Restated Limited Liability Company Agreement dated November 21, 1997 of Cambridge Medical Properties, LLC.
     10.3 Health Care Property Investors, Inc. Second Amended and Restated Directors Stock Incentive Plan. /8*
     10.4 Health Care Property Investors, Inc. Second Amended and Restated Stock Incentive Plan. /8*
     10.5 Health Care Property Investors, Inc. Second Amended and Restated Directors Deferred Compensation Plan. /9*
     10.6 Employment Agreement dated April 28, 1988 between the Company and Kenneth B. Roath. /10*
     10.7 First Amendment to Employment Agreement dated February 1, 1990 between the Company and Kenneth B. Roath. /11*
     10.8  Health Care Property Investors, Inc. Executive Retirement Plan. /12*
     10.9 Amendment No. 1 to Health Care Property Investors, Inc. Executive Retirement Plan. /13*
     10.10 Revolving Credit Agreement dated as of October 22, 1997 among Health Care Property Investors, Inc., the banks named therein and The Bank of New York. /14
     10.11 $50,000,000 Revolving Credit Agreement dated as of October 22, 1997 among Health Care Property Investors, Inc., the banks named therein and The Bank of New York. /14
     10.12 Stock Transfer Agency Agreement between Health Care Property Investors, Inc. and The Bank of New York dated as of July 1, 1996. /15

     21.1  List of Subsidiaries.

     23.1  Consent of Independent Public Accountants.

     27.1  Financial Data Schedule.

1. This exhibit is incorporated by reference to exhibit 3.1 in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
2. This exhibit is incorporated by reference to the exhibit numbered 3(ii) in the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.
3. This exhibit is incorporated by reference to the Company's Form 8-A (file no. 001-08895) filed with the Commission on September 25, 1997.

4. This exhibit is incorporated by reference to exhibit 1 to the Company's Form 8-A filed with the Commission on July 17, 1990.
5. This exhibit is incorporated by reference to exhibit 4.1 to the Company's Registration Statement on Form S-3 dated September 9, 1993.
6. These exhibits are incorporated by reference to exhibits 4.1, 4.2 and 4.3, respectively, in the Company's Registration Statement on Form S-3 dated March 20, 1989.
7. This exhibit is incorporated by reference to exhibit 10.1 in the Company's Annual Report on Form 10-K for the year ended December 31, 1985.
8. These exhibits are incorporated by reference to exhibits 10.43 and 10.44, respectively, in the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997 which are incorporated by reference to the Company's Proxy Statement dated March 21, 1997.
9. This exhibit is incorporated by reference to exhibit number 10.45 filed as part of the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997.
10. This exhibit is incorporated by reference to exhibit 10.27 in the Company's Annual Report on Form 10-K for the year ended December 31, 1988.
11. This exhibit is incorporated by reference to Appendix B of the Company's Annual Report on Form 10-K for the year ended December 31, 1990.
12. This exhibit is incorporated by reference to exhibit 10.28 in the Company's Annual Report on Form 10-K for the year ended December 31, 1987.
13. This exhibit is incorporated by reference to exhibit 10.39 in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
14. These exhibits are incorporated by reference to exhibit numbers 10.37 and 10.38, respectively, filed as part of the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997.
15. This exhibit is incorporated by reference to exhibit 10.40 in the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996.
*    Management Contract or Compensatory Plan or Arrangement.

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

Dated: March 30, 1998

               HEALTH CARE PROPERTY INVESTORS, INC.
                    (Registrant)




               /s/ Kenneth B. Roath
               -----------------------------------------------
               Kenneth B. Roath, Chairman of the Board of
               Directors, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date                     Signature and Title
-----                    -------------------


                         /s/ Kenneth B. Roath
March 30, 1998           ------------------------------------------
                         Kenneth B. Roath, Chairman of the Board of
                         Directors, President and Chief Executive Officer
                         (Principal Executive Officer)



                         /s/ James G. Reynolds
March 30, 1998           ------------------------------------------
                         James G. Reynolds, Executive Vice President
                         and Chief Financial Officer
                         (Principal Financial Officer)



                         /s/ Devasis Ghose
March 30, 1998           ------------------------------------------
                         Devasis Ghose, Senior Vice President-Finance
                         and Treasurer (Principal Accounting Officer)

                         /s/ Paul V. Colony
March 30, 1998           ------------------------------------------
                         Paul V. Colony, Director




                         /s/ Robert R. Fanning, Jr.
March 30, 1998           ------------------------------------------
                         Robert R. Fanning, Jr., Director




                         /s/ Michael D. McKee
March 30, 1998           ------------------------------------------
                         Michael D. McKee, Director




                         /s/ Orville E. Melby
March 30, 1998           ------------------------------------------
                         Orville E. Melby, Director




                         /s/ Harold M. Messmer, Jr.
March 30, 1998           ------------------------------------------
                         Harold M. Messmer, Jr., Director




                         /s/ Peter L. Rhein
March 30, 1998           ------------------------------------------
                         Peter L. Rhein, Director

                                  EXHIBIT INDEX


Ex. 4.6 Registration Rights Agreement dated November 21, 1997 between the Company and Cambridge Medical Center San Diego, LLC.

Ex. 10.2 Amended and Restated Limited Liability Company Agreement of Cambridge Medical Properties, LLC.

Ex. 21.1  List of Subsidiaries

Ex. 23.1  Consent of Independent Public Accountants

Ex. 27.1  Financial Data Schedule

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                      Pages
                                                                      -----

Report of Independent Public Accountants                                F-2

Consolidated Balance Sheets - as of December 31, 1997 and 1996          F-3

Consolidated Statements of Income -
  for the years ended December 31, 1997, 1996 and 1995                  F-4

Consolidated Statements of Stockholders' Equity -
  for the years ended December 31, 1997, 1996 and 1995                  F-5

Consolidated Statements of Cash Flows -
  for the years ended December 31, 1997, 1996 and 1995                  F-6

Notes to Consolidated Financial Statements                           F-7 -- F-21

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Health Care Property Investors, Inc.:


     We have audited the accompanying consolidated balance sheets of Health Care Property Investors, Inc. (a Maryland corporation) as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Health Care Property Investors, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.




ARTHUR ANDERSEN LLP

Los Angeles, California
January 19, 1998

                      HEALTH CARE PROPERTY INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS
                (Dollar amounts in thousands, except par values)

                                                          December 31,
                                                     -------------------------
                                                        1997          1996
                                                    -----------     ----------
ASSETS

Real Estate Investments
     Buildings and Improvements                    $   837,857     $  693,586
     Accumulated Depreciation                         (170,502)      (147,860)
                                                     ---------      ---------
                                                       667,355        545,726
     Construction in Progress                           19,627          7,905
     Land                                               99,520         70,103
                                                     ---------      ---------
                                                       786,502        623,734
Loans Receivable                                       125,381        112,227
Investments in and Advances to Joint Ventures           14,241          6,531
Other Assets                                            10,756          8,350
Cash and Cash Equivalents                                4,084          2,811
                                                     ---------      ---------
TOTAL ASSETS                                         $ 940,964      $ 753,653
                                                     =========      =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Bank Notes Payable                                   $  66,900      $     ---
Senior Notes Payable                                   275,023        267,470
Convertible Subordinated Notes Payable                 100,000        100,000
Mortgage Notes Payable                                  10,935         12,034
Accounts Payable, Accrued Expenses and Deferred Income  23,492         19,739
Minority Interests in Joint Ventures                    22,345         17,604
Commitments
Stockholders' Equity:
  Preferred Stock, 7-7/8% Series A, 50,000,000
     shares authorized; 2,400,000 outstanding as of
     December 31, 1997.                                 57,810            ---
  Common Stock, $1.00 par value; 100,000,000
     shares authorized; 30,216,319 and 28,677,574
     outstanding as of December 31, 1997 and 1996.      30,216         28,678
     Additional Paid-In Capital                        408,924        355,672
     Cumulative Net Income                             444,759        379,970
     Cumulative Dividends                             (499,440)      (427,514)
                                                     ---------      ---------
Total Stockholders' Equity                             442,269        336,806
                                                     ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 940,964      $ 753,653
                                                     =========      =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      HEALTH CARE PROPERTY INVESTORS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                 (Amounts in thousands, except per share amounts)

                                                              Year Ended December 31,
                                                     --------------------------------------
                                                        1997           1996          1995
                                                     ---------      ---------     ---------
REVENUE

Base Rental Income                                   $  92,130      $  83,702     $  68,717
Additional Rental and Interest Income                   21,060         20,925        18,078
Interest and Other Income                               14,534         15,766        18,160
Facility Operating Revenue                                 779            ---           741
                                                     ---------      ---------     ---------
                                                       128,503        120,393       105,696
                                                     ---------      ---------     ---------

EXPENSES

Interest Expense                                        28,592         26,401        19,339
Depreciation/Non Cash Charges                           25,889         23,149        19,208
Other Expenses                                           7,414          6,826         6,034
Facility Operating Expenses                                162            ---           720
                                                     ---------      ---------     ---------
                                                        62,057         56,376        45,301
                                                     ---------      ---------     ---------

INCOME FROM OPERATIONS                                  66,446         64,017        60,395
    Minority Interests                                  (3,704)        (3,376)       (3,679)
    Gain on Sale of Real Estate Properties               2,047            ---        23,550
                                                     ---------      ---------     ---------

NET INCOME                                            $ 64,789       $ 60,641      $ 80,266

DIVIDENDS TO PREFERRED STOCKHOLDERS                      1,247            ---           ---
                                                     ---------      ---------     ---------

NET INCOME APPLICABLE TO COMMON SHARES                $ 63,542       $ 60,641      $ 80,266
                                                     =========      =========     =========

BASIC EARNINGS PER COMMON SHARE                       $   2.21       $   2.12      $   2.83
                                                     =========      =========     =========

DILUTED EARNINGS PER COMMON SHARE                     $   2.19       $   2.10      $   2.78
                                                     =========      =========     =========

WEIGHTED AVERAGE SHARES OUTSTANDING                     28,782         28,652        28,348
                                                     =========      =========     =========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      HEALTH CARE PROPERTY INVESTORS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Amounts in thousands)



                                Preferred Stock             Common Stock
                              -----------------   ------------------------------
                                                               Par    Additional                                Total
                              Number of           Number of   Value    Paid In     Cumulative   Cumulative  Stockholders'
                                Shares    Amount    Shares    Amount   Capital     Net Income   Dividends       Equity
-------------------------------------------------------------------------------------------------------------------------
Balances,
    December 31, 1994                     $  ---    26,733  $ 26,733   $ 305,049   $ 239,063   $ (301,442)     $ 269,403

Issuance of Common Stock, Net                        1,805     1,805      47,613                                  49,418
Exercise of Stock Options                               36        36         504                                     540
Net Income                                                                            80,266                      80,266
Dividends Paid - Common Shares                                                                    (60,167)       (60,167)
--------------------------------------------------------------------------------------------------------------------------

Balances,
    December 31, 1995                               28,574    28,574     353,166     319,329     (361,609)       339,460

Issuance of  Common Stock, Net                          30        30       1,044                                   1,074
Exercise of Stock Options                               74        74       1,462                                   1,536
Net Income                                                                            60,641                      60,641
Dividends Paid - Common Shares                                                                    (65,905)       (65,905)
--------------------------------------------------------------------------------------------------------------------------

Balances,
    December 31, 1996                               28,678    28,678     355,672     379,970     (427,514)       336,806

Issuance of Preferred Stock, Net   2,400   57,810                                                                 57,810
Issuance of Common Stock, Net                        1,468     1,468      51,589                                  53,057
Exercise of Stock Options                               70        70       1,663                                   1,733
Net Income                                                                            64,789                      64,789
Dividends Paid - Preferred Shares                                                                  (1,247)        (1,247)
Dividends Paid - Common Shares                                                                    (70,679)       (70,679)
--------------------------------------------------------------------------------------------------------------------------

Balances,
    December 31, 1997              2,400  $57,810   30,216   $30,216    $408,924    $444,759    $(499,440)      $442,269
==========================================================================================================================


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      HEALTH CARE PROPERTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar amounts in thousands)

                                                                Year Ended December 31,
                                                       --------------------------------------
                                                          1997           1996          1995
                                                        ---------      ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES


Net Income                                             $   64,789     $   60,641     $ 80,266
Adjustments to Reconcile Net Income to
 Net Cash Provided by Operating Activities:
 Real Estate Depreciation                                  22,667         20,700       16,691
 Non Cash Charges                                           3,222          2,449        2,517
 Joint Venture Adjustments                                   (720)          (824)        (496)
 Gain on Sale of Real Estate Properties                    (2,047)           ---      (23,550)
Changes in:
 Operating Assets                                          (2,457)          (973)      (1,286)
 Operating Liabilities                                      2,090          8,592       (2,978)
                                                        ---------      ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                  87,544         90,585       71,164
                                                        ---------      ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Real Estate                               (200,032)      (115,308)     (83,345)
Proceeds from Sale of Real Estate Properties                8,624            ---        8,387
Advances Repaid by Joint Ventures                             ---          4,465          ---
Other Investments and Loans                               (13,830)         6,046       (5,669)
                                                        ---------      ---------    ---------
NET CASH USED IN INVESTING ACTIVITIES                    (205,238)      (104,797)     (80,627)
                                                        ---------      ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Change in Bank Notes Payable                           66,900        (31,700)      20,500
Repayment of Senior Notes                                 (12,500)           ---     (75,000)
Issuance of Senior Notes                                   19,876        113,329       77,607
Cash Proceeds from Issuing Preferred Stock                 57,810            ---          ---
Cash Proceeds from Issuing Common Stock                    53,667          1,536       47,109
Increase in Minority Interests                              5,500            ---          ---
Final Payments on Mortgages                                   ---            ---         (637)
Periodic Payments on Mortgages                             (1,030)        (1,324)      (1,148)
Dividends Paid                                            (71,926)       (65,905)     (60,167)
Other Financing Activities                                    670           (913)         271
                                                        ---------      ---------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 118,967         15,023        8,535
                                                        ---------      ---------    ---------
NET INCREASE/(DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                1,273            811         (928)

Cash and Cash Equivalents, Beginning of Period              2,811          2,000        2,928
                                                        ---------      ---------    ---------
Cash and Cash Equivalents, End of Period                $   4,084      $   2,811    $   2,000
                                                        =========      =========    =========
ADDITIONAL CASH FLOW DISCLOSURES
Interest Paid, Net of Capitalized Interest              $  28,832      $  23,734    $  21,783
                                                        =========      =========    =========

Capitalized Interest                                    $   1,469      $   1,017    $     599
                                                        =========      =========    =========

Mortgages Assumed on Acquired Properties                $     ---      $     ---    $   5,893
                                                        =========      =========    =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      HEALTH CARE PROPERTY INVESTORS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  THE COMPANY

     Health Care Property Investors, Inc. ("HCPI"), a Maryland corporation, was organized in March 1985 to qualify as a real estate investment trust ("REIT"). HCPI and its affiliated subsidiaries and partnerships (the "Company") were organized to invest in health care related properties located throughout the United States, including long-term care facilities, assisted living and congregate care facilities, medical office buildings, acute care and rehabilitation hospitals, physician group practice clinics and psychiatric facilities. As of December 31, 1997, the Company owns interests in 244 properties (the "Properties") located in 40 states and operated by 59 health care providers. The Properties include 135 long-term care facilities, 72 congregate care and assisted living centers, 19 medical office buildings, eight acute care hospitals, six rehabilitation hospitals, three physician group practice clinics and one psychiatric facility.

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

INVESTMENTS IN JOINT VENTURES:

     HCPI has investments in certain general partnerships in which it has a 50% interest and serves as the managing general partner. Since the other general partners in these general partnerships have significant rights relative to acquisition, sale and refinancing of assets, HCPI accounts for these investments using the equity method of accounting. HCPI also has an 80% interest in one long-term care facility, and a 45% interest in a company that is building an assisted living facility. These investments are accounted for using the equity method. The accounting policies of these partnerships are substantially consistent with those of HCPI.

CASH AND CASH EQUIVALENTS:

     Investments purchased with original maturities of three months or less are considered to be cash and cash equivalents.

FEDERAL INCOME TAXES:

     The Company has operated at all times so as to qualify as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986. As such, the Company is not taxed on its income which is distributed to stockholders. At December 31, 1997, the tax bases of the Company's net assets and liabilities are less than the reported amounts by approximately $18,000,000. This net difference includes a favorable tax depreciation adjustment attributable to an application for change in accounting method, which is subject to review by the Internal Revenue Service.

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

FACILITY OPERATIONS:

     During 1997, the Company purchased 90 - 100 percent ownership interests in seven medical office buildings ("MOBs") which are operated by independent property management companies on behalf of the Company. These MOBs are leased to multiple tenants under gross or triple net leases. Rental and any other income attributable to these properties is recorded as Facility Operating Income in the accompanying financial statements. Expenses related to the operation of these MOBs are recorded as Facility Operating Expense.

     Periodically, the Company operates facilities as a result of lease terminations. The related operations of one such facility was included in the Company's consolidated financial statements under Facility Operating Revenue and Facility Operating Expenses for the period ended March 31, 1995, when the facility was sold.

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

 (3) REAL ESTATE INVESTMENTS

     The Company was organized to make long-term equity-oriented investments principally in operating, income-producing health care related properties. The Company's equity investments have been structured as land and building leasebacks.

     Under the terms of the lease agreements, the Company earns fixed monthly Base Rental Income and may earn periodic Additional Rental Income. At December 31, 1997, minimum future rental income from 208 non-cancelable operating leases is expected to be approximately $103,100,000 in 1998, $88,000,000 in 1999,
$78,700,000 in 2000, $68,600,000 in 2001, $61,300,000 in 2002 and $449,900,000
in the aggregate thereafter.

     During 1997, the Company purchased and leased or agreed to construct a total of 33 facilities operated by 17 different operators for an aggregate investment of approximately $224,000,000. These facilities include 21 assisted living facilities, three acute care facilities, seven MOBs, one physician group practice clinic and one long-term care facility.

     Five of the MOBs were acquired through the purchase of a majority interest in a company in which the non-managing partner purchased 142,450 non-managing member units. These units are convertible to HCPI common stock on a one-for-one basis beginning in November 1998.

     The Company separately concluded agreements with Tenet Healthcare Corporation ("Tenet") and Beverly Enterprises, Inc. ("Beverly") in the fourth quarter of 1997 that result in their forbearance or waiver of certain renewal and purchase options and related rights of first refusal on facilities currently leased to Vencor, Inc. ("Vencor") and Beverly. Options and related rights of first refusal on up to 51 facilities operated by Vencor and eight facilities operated by Beverly are covered under the agreements. As part of these agreements, continued ownership of the facilities will remain with the Company.

     In April 1995, the Company sold 10 leased facilities to Beverly for $43,450,000, resulting in a gain of $23,550,000. Under the terms of the sale agreement, the Company received net cash proceeds of $8,387,000 and provided a 15 year mortgage with an initial interest rate of 10.4% to Beverly in the initial amount of $34,760,000.

     The following tabulation lists the Company's total Real Estate Investments at December 31, 1997 (dollar amounts in thousands):


                                                  Number
                                                    of               Buildings &      Total      Accumulated     Mortgage Notes
Facility Location                               Facilities    Land   Improvements  Investments   Depreciation        Payable
-------------------------------------------------------------------------------------------------------------------------------

LONG-TERM CARE FACILITIES
California                                           16    $  6,547     $ 26,092     $ 32,639      $ 11,532       $   ---
Florida                                               8       4,680       26,039       30,719         6,864           ---
Indiana                                              11       2,725       37,898       40,623        10,059           ---
Maryland                                              3       1,287       19,177       20,464         6,286           ---
Massachusetts                                         5       1,587       16,872       18,459         7,876           ---
North Carolina                                        8       1,552       26,959       28,511         5,180         5,885
Ohio                                                  6       1,125       25,037       26,162         8,945           905
Tennessee                                            10       1,072       37,838       38,910        10,576           174
Texas                                                 9         744       15,011       15,755         5,794           ---
Wisconsin                                             7       1,197       17,021       18,218         6,134           ---
Others (17 States)                                   31       6,240       78,747       84,987        30,861         1,086
-------------------------------------------------------------------------------------------------------------------------------
 Total Long-Term Care Facilities                    114      28,756      326,691      355,447       110,107         8,050
-------------------------------------------------------------------------------------------------------------------------------

ACUTE CARE HOSPITALS
Tucson, Arizona                                       1         630        2,968        3,598            23           ---
Los Gatos, California                                 1       3,736       17,139       20,875         6,754           ---
Slidell, Louisiana                                    1       2,520       19,412       21,932         6,046           ---
Plaquemine, Louisiana                                 1         737        9,722       10,459         1,425           ---
Webster, Texas                                        1         890        5,167        6,057            37           ---
-------------------------------------------------------------------------------------------------------------------------------
 Total Acute Care Hospitals                           5       8,513       54,408       62,921        14,285           ---
-------------------------------------------------------------------------------------------------------------------------------

CONGREGATE CARE AND ASSISTED LIVING CENTERS
California                                           11       6,206       43,068       49,274         1,712           ---
Florida                                               5       2,320       12,680       15,000         1,919           ---
Louisiana                                             3       1,280       11,319       12,599           ---           ---
New Jersey                                            3         719       12,061       12,780           531           ---
New Mexico                                            2       1,077       16,419       17,496           850           ---
North Carolina                                        2         420        9,733       10,153           701           ---
Pennsylvania                                          3         515       17,066       17,581         1,159           ---
South Carolina                                        5       1,045       30,836       31,881         1,954           ---
Texas                                                15       4,008       59,688       63,696         1,993           ---
Others (13 States)                                   14       6,658       54,248       60,906         5,641           810
-------------------------------------------------------------------------------------------------------------------------------
 Total Congregate Care and Assisted Living Centers   63      24,248      267,118      291,366        16,460           810
-------------------------------------------------------------------------------------------------------------------------------

PSYCHIATRIC FACILITY, Georgia                         1         738        3,181        3,919         1,585           ---
-------------------------------------------------------------------------------------------------------------------------------

REHABILITATION HOSPITALS
Peoria, Arizona                                       1       1,565        7,051        8,616         1,399           ---
Little Rock, Arkansas                                 1         709        9,599       10,308         1,665           ---
Colorado Springs, Colorado                            1         690        8,346        9,036         1,390           ---
Fort Lauderdale, Florida                              1       2,000       16,769       18,769        10,429           ---
Overland Park, Kansas                                 1       2,316       10,719       13,035         2,196           ---
San Antonio, Texas                                    1       1,990       13,124       15,114         4,251           ---
-------------------------------------------------------------------------------------------------------------------------------
 Total Rehabilitation Hospitals                       6     $ 9,270     $ 65,608     $ 74,878      $ 21,330       $   ---
-------------------------------------------------------------------------------------------------------------------------------


                                                  Number
                                                    of               Buildings &      Total      Accumulated     Mortgage Notes
Facility Location                               Facilities    Land   Improvements  Investments   Depreciation       Payable
-------------------------------------------------------------------------------------------------------------------------------
MEDICAL OFFICE BUILDINGS
California                                            6    $ 16,681     $ 42,484     $ 59,165     $     171       $   ---
Minnesota                                             1         117       12,703       12,820           ---           ---
Texas                                                 8       1,966       40,100       42,066         3,935           ---
Utah                                                  1         276        5,237        5,513           262           ---
-------------------------------------------------------------------------------------------------------------------------------
 Total Medical Office Buildings                      16      19,040      100,524      119,564         4,368           ---
-------------------------------------------------------------------------------------------------------------------------------

PHYSICIAN GROUP PRACTICE CLINICS                      3       8,955       39,954       48,909         2,367         2,075
-------------------------------------------------------------------------------------------------------------------------------

TOTAL CONSOLIDATED REAL ESTATE OWNED                208      99,520      857,484      957,004       170,502        10,935
-------------------------------------------------------------------------------------------------------------------------------

Partnership Investments,
  Including All Partners' Assets                      7         ---          ---       35,124           ---           ---
Financing Leases (See Note 6)                         5         ---          ---       18,056           ---           ---
Mortgage Loans Receivable (See Note 6)               24         ---          ---      101,729           ---           ---
-------------------------------------------------------------------------------------------------------------------------------

TOTAL INVESTMENT PORTFOLIO                          244    $ 99,520     $857,484   $1,111,913      $170,502      $ 10,935
===============================================================================================================================

(4)  MAJOR OPERATORS

     Listed below are the Company's major operators which represent five percent or more of the Company's revenue, the investment in Properties operated by those health care providers, and the percentage of total revenue from these operators for the years ended December 31, 1997, 1996 and 1995. All of these operators are publicly traded companies and are subject to the informational filing requirements of the Securities and Exchange Act of 1934, as amended, and accordingly file periodic financial statements on Form 10-K and Form 10-Q with the Securities and Exchange Commission.

                                                                  Percentage of Total
                                                                  Annualized Revenue
                                      Investment at             Year Ended December 31,
                                    December 31, 1997         1997        1996       1995
                                   ---------------------    ---------  ---------  ---------
                                  (Amounts in thousands)

Vencor, Inc.                           $ 156,398               16%        19%         23%
HealthSouth Corporation                   74,878                9          5           6
Emeritus Corporation                     115,388                8          7           3
Beverly Enterprises, Inc.                 66,491                7          8           9
Columbia/HCA Healthcare Corp.             68,610                6          7           7
Tenet Healthcare Corporation              53,781                6          6           7
Horizon/CMS Healthcare Corp.                 ---               --          8           9
                                      -----------           ------     ------      ------
                                       $ 535,546               52%        60%         64%
                                      ===========           ======     ======      ======

     Certain of these facilities have been subleased or assigned to other operators but with the original lessee remaining liable on the leases.

     Tenet guaranteed 26% of the Company's total revenue for the year ended December 31, 1997 represented by the leases of two acute care hospitals operated by its subsidiaries, 51 long-term care and assisted living facilities leased by subsidiaries of Vencor, one rehabilitation hospital operated by a subsidiary of HealthSouth Corporation ("HealthSouth") and one psychiatric care facility operated by another health care provider. As part of the agreements discussed above in Note 3, Tenet will no longer guarantee the revenue on the Vencor facilities as those leases expire beginning in 1998. During 1997 one such lease expired, and 14 more will expire in 1998. During 1997, the Vencor facilities represented 70% of the revenue guaranteed by Tenet, or 16% of the Company's total revenue.

     During 1997, HealthSouth acquired Horizon/CMS Healthcare Corporation in a stock-for-stock merger. HealthSouth retained the rehabilitation hospital division, and sold the long-term care division to Integrated Health Services, Inc.


(5)  INVESTMENTS IN JOINT VENTURES

     The Company is the general partner and has a 50% equity interest in five partnerships that each lease a congregate care center. During December 1997, the Company purchased an 80% interest in a California long-term care facility and a 45% interest in a Michigan assisted living facility.

     Combined summarized financial information of the joint ventures follows:

                                                          December 31,
                                                     -------------------------
                                                        1997          1996
                                                    -----------     ----------
                                                       (Amounts in thousands)

  Real Estate Investments, Net                       $  31,224      $  24,401
  Other Assets                                           2,627          2,369
                                                     ---------      ---------
  Total Assets                                       $  33,851      $  26,770
                                                     =========      =========

  Notes Payable to Others                            $  19,348      $  19,880
  Accounts Payable                                         545            439
  Other Partners' Deficit                                 (283)           (80)
  Investments and Advances from the Company, Net        14,241          6,531
                                                     ---------      ---------
  Total Liabilities and Partners' Capital            $  33,851      $  26,770
                                                     =========      =========

  Rental and Interest Income                         $   5,423      $   4,938
                                                     =========      =========

  Net Income                                         $   1,741      $     935
                                                     =========      =========

  Company's Equity in Joint Venture Operations       $     992      $     634
                                                     =========      =========

  Distributions to the Company                       $     916      $     692
                                                     =========      =========

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


(6)  LOANS RECEIVABLE

     The following is a summary of the Loans Receivable:

                                                             December 31,
                                                     -------------------------
                                                        1997          1996
                                                    -----------     ----------
                                                       (Amounts in thousands)

  Mortgage Loans (See below)                         $ 101,729      $  94,424
  Financing Leases                                      18,056         17,136
  Other Loans                                            5,596            667
                                                     ---------      ---------
  Total Loans Receivable                              $125,381      $ 112,227
                                                     =========      =========

     The following is a summary of Mortgage Loans Receivable at December 31, 1997:


 Final     Number                                                       Initial
Payment     of                                                         Principal   Carrying
  Due      Loans          Payment Terms                                  Amount     Amount
-------------------------------------------------------------------------------------------
                                                                       (Amounts in thousands)

 2001      2    Monthly payments from $112,500 to                        $32,000    $21,031
                $337,500 including average interest of 12.62%
                secured by an acute care hospital and three
                medical office buildings leased and operated
                by Columbia/HCA Healthcare Corp.

 2003      1    Monthly payment of $96,800 including                      11,390     10,974
                interest of 9.86% on an acute care hospital
                located in Florida and operated by
                Tenet.

 2009      2    Monthly payments from $40,900 to                         $10,228    $ 9,953
                $63,000 including current interest of 11.41%
                to 12.01% on one medical office building
                and a long-term care facility both located
                in California.


 Final     Number                                                       Initial
Payment     of                                                         Principal   Carrying
  Due      Loans          Payment Terms                                  Amount     Amount
-------------------------------------------------------------------------------------------
                                                                      (Amounts in thousands)
 2010      1    Monthly payments of $330,500 including                  $ 34,760   $ 34,090
                current interest of 10.60% secured
                by a congregate care facility and nine long-
                term care facilities operated by Beverly.

 2024      1    Construction loan (will convert to mortgage loan)          8,214     8,214
                on acute care facility in Texas to be operated by
                MedCath, Inc.; current interest rate of 10.5%.

1998-2031  7    Monthly payments from $9,900 to $51,500 including         19,062     17,467
                current interest rates from 9.14% to 11.5% on
                various facilities in various states.

           ---                                                          --------   --------
Totals     14                                                           $115,654   $101,729
           ===                                                          ========   ========

     At December 31, 1997, minimum future principal payments from non-cancelable Mortgage Loans are expected to be approximately $7,578,000 in 1998, $4,050,000 in 1999, $4,561,000 in 2000, $12,876,000 in 2001, $3,440,000 in 2002 and
$69,224,000 in the aggregate thereafter.


(7)  NOTES PAYABLE

SENIOR NOTES PAYABLE:

     The following is a summary of Senior Notes outstanding at December 31, 1997 and 1996:


Year                                                                Prepayment
Issued         1997         1996    Interest Rate     Maturity   Without Penalty
------------------------------------------------------------------------------------
             (Amounts in thousands)
1989        $  10,000   $  10,000         10.56%          1999           None
1990              ---      12,500      10.20-10.30%       2000        1997-2000
1991           22,500      22,500       9.44-9.88%        2001        1998-2001
1993           10,000      10,000         8.00%           2003        2000-2003
1993            6,000       6,000       6.10-6.70%     1998-2003         None
1994           15,000      15,000       8.81-9.10%     1999-2004         None
1995           58,000      58,000       7.03-8.87%     2000-2005         None
1995           20,000      20,000       6.62-9.00%     2010-2015      2002-2015
1996          115,000     115,000          6.5%           2006           None
1997           20,000         ---       7.30-7.62%        2007           None
            ---------   ---------
              276,500     269,000

Less: Unamortized
Original Issue
Discount       (1,477)     (1,530)
            ---------  ----------
            $ 275,023   $ 267,470
            =========  ==========

     The weighted average interest rate on the Senior Notes was 7.5% and 7.7% for 1997 and 1996, respectively, and the weighted average balance of the Senior Note borrowings was approximately $277,646,000 and $254,625,000 during 1997 and 1996, respectively. Original issue discounts are amortized over the term of the Senior Notes. If held to maturity, the first required Senior Note maturities would be $5,000,000 in 1998, $15,000,000 in 1999, $10,000,000 in 2000,
$27,500,000 in 2001, $17,000,000 in 2002 and $202,000,000 in the aggregate thereafter.

CONVERTIBLE SUBORDINATED NOTES PAYABLE:

     On November 8, 1993, the Company issued $100,000,000 6% Convertible Subordinated Notes due November 8, 2000. These Notes are prepayable without penalty after November 8, 1998. The Notes are convertible into shares of common stock of the Company at a conversion price of $37.806. A total of 2,645,083 shares of common stock have been reserved for such issuance.

MORTGAGE NOTES PAYABLE:

     At December 31, 1997, Mortgage Notes Payable were $10,935,000 secured by 12 health care facilities with a net book value of approximately $35,713,000. Interest rates on the Mortgage Notes ranged from 5.87% to 10.63%. Required principal payments on the Mortgage Notes range from $815,000 to $1,382,000 per year in the next five years and $5,200,000 in the aggregate thereafter.

BANK NOTES:

     The Company has two unsecured revolving credit lines aggregating $150,000,000 with certain banks. The credit lines for $50,000,000 and $100,000,000 expire on October 22, 1998 and October 22, 2002, respectively, and bear a total annual facility fee of 0.15% and 0.20%, respectively. These agreements provide for interest at the Prime Rate, the London Interbank Offered Rate ("LIBOR") plus 0.40% (LIBOR plus 0.45% for the $50,000,000 credit line) or at a rate negotiated with each bank at the time of borrowing. Interest rates incurred by the Company ranged from 7.13% to 5.38%, and 6.5% to 5.43%, on maximum short-term bank borrowings of $87,400,000 and $84,000,000 for 1997 and 1996, respectively. The weighted average interest rates were approximately 5.91% and 5.77% on weighted average short-term bank borrowings of $39,976,000 and $31,841,000 for the same respective periods.

(8)  PREFERRED STOCK

     On September 26, 1997, the Company issued 2,400,000 shares of 7-7/8% Series A Cumulative Redeemable Preferred Stock ("Preferred Stock") which generated net proceeds of $57,810,000 (net of underwriters' discount and other offering expenses). Dividends on the Preferred Stock are payable quarterly in arrears in March, June, September and December, commencing with the quarter ended December 31, 1997. The Preferred Stock is not redeemable prior to September 30, 2002. After this date, the Preferred Stock may be redeemed at anytime for cash of $25 per share (or $60,000,000 in the aggregate) at the option of the Company. The Preferred Stock has no stated maturity, will not be subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company.

(9)  EARNINGS PER COMMON SHARE

     In 1997, the Company adopted Statement of Financial Accountings Standards ("FASB") No. 128, Earnings Per Share, effective December 15, 1997. As a result, both basic and diluted earnings per common share are presented for each of the years ended December 31, 1997, 1996 and 1995. In prior years, only basic earnings per common share data was disclosed. Basic earnings per common share is computed by dividing net income applicable to common shares by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share is calculated using only dilutive securities. Options to purchase shares of common stock which had an exercise price in excess of the average market price during the period were not included because they are not dilutive. The convertible debt was included only in 1995 when the effect on earnings per common share was dilutive.


                                                           Year Ended December 31, 1997
                                                 --------------------------------------------
                                                                                    Per Share
                                                     Income         Shares           Amount
                                                 ------------    ------------       ---------

Net Income                                        $ 64,789,000
Less:  Preferred Stock Dividends                    (1,247,000)
                                                  ------------
Basic Earnings Per Common Share:
Net Income Applicable to Common Shares            $ 63,542,000     28,782,000           $ 2.21
                                                                                     ---------
Dilutive Options (See Note 11)                             ---        196,000
Non Managing Member Units (See Note 3)                  40,000         16,000
                                                  ------------    -----------
Diluted Earnings Per Common Share:
Net Income Applicable to Common
  Shares Plus Assumed Conversions                 $ 63,582,000     28,994,000           $ 2.19
                                                                                     ---------



                                                           Year Ended December 31, 1996
                                                 --------------------------------------------
                                                                                   Per Share
                                                     Income         Shares           Amount
                                                 ------------    ------------       ---------

Basic Earnings Per Common Share:
Net Income Applicable to Common Shares             $60,641,000     28,652,000           $ 2.12
                                                                                    ----------
Dilutive Options (See Note 11)                             ---        174,000
                                                  ------------    -----------
Diluted Earnings Per Common Share:
Net Income Applicable to Common
  Shares Plus Assumed Conversions                  $60,641,000     28,826,000           $ 2.10
                                                                                    ----------


                                                           Year Ended December 31, 1995
                                                 --------------------------------------------
                                                                                    Per Share
                                                     Income         Shares           Amount
                                                 ------------    ------------       ---------

Basic Earnings Per Common Share:
Net Income Applicable to Common Shares             $80,266,000     28,348,000           $ 2.83
                                                                                    ----------
Dilutive Options (See Note 11)                             ---        166,000

Interest and Amortization applicable to
Convertible Debt (See Note 7)                        6,397,000      2,645,000
                                                  ------------    -----------

Diluted Earnings Per Common Share:
Net Income Applicable to Common
  Shares Plus Assumed Conversions                  $86,663,000     31,159,000           $ 2.78
                                                                                    ----------

(10) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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


                                December 31, 1997            December 31, 1996
                               -------------------          --------------------
                                Carrying    Fair             Carrying     Fair
                                 Amount     Value             Amount      Value
                               ----------  --------         ----------   --------
                                              (Amounts in thousands)

Mortgage Loans Receivable       $101,729   $111,000           $ 94,424   $103,000
Long-Term Debt                  $385,958   $396,000           $379,504   $377,000


(11) STOCK INCENTIVE PLANS

     Directors and Officers and key employees of the Company are eligible to participate in the Company's Directors' Stock Incentive Plan or the Company's Amended Stock Incentive Plan ("Plans"). A summary of the status of the Company's Plans at December 31, 1997, 1996 and 1995 and changes during the years then ended is presented in the table and narrative below:

                                       1997                      1996                     1995
                                ------------------       ------------------       ------------------
                                          Weighted                 Weighted                 Weighted
                                          Average                  Average                  Average
                                Shares    Exercise       Shares    Exercise       Shares    Exercise
Stock Incentive Plan            (000's)    Price         (000's)    Price         (000's)    Price
--------------------            -------   --------       -------   --------       -------   --------

Outstanding, beginning of year     896       $28            717        $25           665        $24
Granted                            230        36            263         34            88         29
Exercised                          (70)       26            (74)        19           (36)        15
Forfeited                           --        --            (10)        29            --         --
                                -------                  -------                  -------

Outstanding, end of year         1,056        30            896         28           717         25
Exercisable at end of year         543        26            423         25           327         23
Weighted average fair value
of options granted               $4.49                    $3.66                    $9.73

Incentive Stock Awards
--------------------------
Issued                              32                       34                       79
Canceled                            (1)                      (4)                      --

     The incentive stock awards ("Awards") are granted at no cost to employees. The Awards generally vest and are amortized over five-year periods. The stock options become exercisable on either a one-year or a five-year schedule after the date of the grant.

     The following table describes the options outstanding as of December 31, 1997.


                                                   Weighted
                                                   Average             Options
Total Options                     Weighted     Contractual Life     Exercisable At         Weighted
 Outstanding      Exercise        Average         Remaining       December 31, 1997        Average
  (000's)          Price       Exercise Price      (Years)             (000's)          Exercise Price
-------------------------------------------------------------------------------------------------------
    47           $12 - $20          $16               3                   47                 $16
   526           $22 - $30          $26               6                  421                 $26
   483           $32 - $38          $35               9                   75                 $34
  ------                                                                -----
  1,056                                                                  543
  =====                                                                 =====


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following ranges of assumptions: risk-free interest rates from 5.75% to 7.75%; expected dividend yields from 5.54% to 7.09% percent; expected lives of 10 years; and expected volatility of
 .18% to .20%.

     The Company accounts for stock options under Accounting Principles Board Opinion 25 ("APB25"), Accounting for Stock Issued to Employees, which is permitted under FASB Statement No. 123 ("FASB 123"), Accounting for Stock Based Compensation, issued in 1995. Had compensation cost for the Plans been determined instead in accordance with rules set out in FASB 123, the Company's Net Income and Basic Earnings Per Common Share on a proforma basis would have remained at existing levels.

     During the years ended December 31, 1997 and 1996, respectively, the Company made loans totaling $188,000 and $392,000 secured by stock in the Company to Directors, Officers and key employees. The interest rate charged is based on the prevailing applicable federal rate as of the inception of the loan. Loans secured by stock totaling $855,000 and $667,000 were outstanding at December 31, 1997 and 1996, respectively.

(12) DIVIDENDS

     Common stock dividend payment dates are scheduled approximately 50 days following each calendar quarter. A dividend of $0.64 per share was declared by the Board of Directors on January 27, 1998, to be paid on February 20, 1998 to stockholders of record on February 9, 1998.

     In order to qualify as a REIT, the Company must, among other requirements, distribute at least 95% of its taxable income to its stockholders.

     Per share common stock dividend payments made by the Company to its stockholders were characterized in the following manner for tax purposes:

                                  1997       1996       1995
                                --------   --------    -------
          Ordinary Income        $2.3750    $2.1250     $1.3450
          Capital Gain Income      .0850      .1750       .7950
                                --------   --------    --------
          Total Dividends Paid   $2.4600    $2.3000     $2.1400
                                ========   ========    ========

     Dividends on the 7-7/8% preferred stock are paid on the last day of the quarter. The $.5195 per share preferred dividend payment made on December 31, 1997 was characterized as $.5045 ordinary income and $.0150 capital gain income.


(13) COMMITMENTS

     As of March 30, 1998, the Company has outstanding commitments on closed and to-be-closed development transactions of approximately $90 million and $30 million, respectively. The Company is also committed to acquire approximately $98 million of existing health care real estate. The Company expects that a significant portion of these commitments will be funded; however, experience suggests that some committed transactions will not close. Transactions do not close for various reasons including unsatisfied pre-closing conditions, competitive financing sources, final negotiation differences and the operator's inability to obtain required internal or governmental approvals.

(14) QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                Three Months Ended
1997                            March 31   June 30     September 30    December 31
--------------------------      --------   --------    ------------   ------------
                                   (Amounts in thousands, except per share data)


Revenue                       $ 30,867     $ 31,751       $ 32,307      $ 33,578
Net Income Applicable To
  Common Shares               $ 17,119(1)  $ 15,394       $ 15,553      $ 15,476

Dividends Paid Per Common
  Share                       $    .60     $    .61       $    .62      $    .63

Basic Earnings Per Common
  Share                       $   .60(1)   $    .54       $    .54      $    .53

Diluted Earnings Per
  Common Share                $   .59(1)  $    .53       $    .54      $    .53


1996

Revenue                       $ 28,943     $ 30,586       $ 29,877      $ 30,987
Net Income Applicable To
  Common Shares               $ 14,601      $ 15,591      $ 15,028      $ 15,421

Dividends Paid Per Common
  Share                       $    .56     $    .57       $    .58      $    .59

Basic Earnings Per Common
  Share                       $    .51     $    .54       $    .52      $    .55

Diluted Earnings Per
  Common Share                $    .51     $    .54       $    .52      $    .53

(1) Includes $2,047 or $0.07 per common share for Gain on Sale of Real Estate Properties.

APPENDIX I

                          TENET HEALTHCARE CORPORATION



     SET FORTH BELOW IS CERTAIN CONDENSED FINANCIAL DATA OF TENET HEALTHCARE CORPORATION ("TENET") WHICH IS TAKEN FROM TENET'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MAY 31, 1997 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "COMMISSION") UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"), AND THE TENET QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED NOVEMBER 30, 1997 AS FILED WITH THE COMMISSION.

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

                  TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                 (Dollar amounts in millions, except par values)


                                                    November 30,     May 31,
                                                        1997          1997
                                                   -------------    --------

ASSETS

Cash and cash equivalents                             $    14       $     35
Short-term investments in debt securities                 125            116
Accounts and notes receivable, less
  allowance for doubtful accounts
($215 at November 30 and $224 at May 31)                1,559          1,346
Inventories of supplies, at cost                          204            193
Deferred income taxes                                     213            294
Prepaid expenses and other assets                         508            407
                                                      -------        -------
Total current assets                                  $ 2,623        $ 2,391
                                                      -------        -------

Investments and other assets                              565            678
Property, plant and equipment net                       5,677          5,490

Intangible assets, at cost
  Less accumulated amortization
  ($282 at November 30 and $226 at May 31)              3,318          3,146
                                                      -------        -------
                                                      $12,183        $11,705
                                                      =======        =======


                  TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

        (Dollar amounts in millions, except par values and share amounts)

                                                    November 30,     May 31,
                                                        1997          1997
                                                    ------------    --------
LIABILITIES AND STOCKHOLDERS' EQUITY


Current portion of long-term debt                      $   16         $   28
Accounts payable                                          476            540
Employee compensation and benefits                        329            309
Reserves related to discontinued operations and
  other non-recurring charges                             199            423
Other current liabilities                                 614            569
                                                      -------        -------
Total current liabilities                               1,634          1,869
                                                      -------        -------


Long-term debt, net of current portion                  5,520          5,022
Other long-term liabilities and minority interests      1,260          1,282

Deferred income taxes                                     309            308

Common stock, $.075 par value; authorized
  450,000,000 shares; 309,730,094 shares issued at
  November 30, 1997 and  305,501,379 shares issued
  at May 31,1997                                           23             23
Other shareholders' equity                              3,507          3,240
Treasury stock, at cost, 3,754,891 shares at
  November 30, 1997 and 2,676,091 at May 31, 1997         (70)           (39)
                                                      -------        -------
Total shareholders' equity                              3,460          3,224
                                                      -------        -------
                                                      $12,183        $11,705
                                                      =======        =======

                  TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                          (Dollar amounts in millions)



                                                         Six Months Ended   Year Ended,
                                                        November 30, 1997   May 31, 1997
                                                        ------------------  ------------

Net operating revenues                                       $   4,760       $   8,691
                                                              --------        --------
Operating expenses                                              (3,906)         (7,094)
Depreciation and amortization                                     (219)           (443)
Interest expense, net of capitalized portion                      (230)           (417)
Merger, facility consolidation and other
  non-recurring charges                                            ---           (740)
                                                              --------        --------
Total costs and expenses                                        (4,355)         (8,694)
                                                              --------        --------

Investment earnings                                                 12              26
Equity in earnings of unconsolidated affiliates                    ---               1
Minority interests in income of consolidated subsidiaries          (13)            (27)
Net loss on disposals of facilities
  and long-term investments                                        ---             (18)
Gain from change in value of indexed long-term debt                 18             ---
                                                              --------        --------

Income (loss) from continuing operations before
  income taxes                                                     422             (21)
Taxes on income                                                   (168)            (52)
                                                              --------        --------
Income (loss) from continuing operations                           254             (73)
                                                              --------        --------

Discontinued operations                                            ---            (134)
Extraordinary charge from early extinguishment of debt             ---             (47)
                                                              --------        --------

Net income (loss)                                             $    254        $   (254)
                                                              ========        ========


                  TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                          (Dollar amounts in millions)


                                                              Six Months Ended    Year Ended,
                                                             November 30, 1997    May 31, 1997
                                                             ------------------   ------------
NET CASH PROVIDED BY
  OPERATING ACTIVITIES                                             $     12         $    404
(Includes changes in all operating assets and liabilities):        --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                            (215)            (406)
  Purchase of new businesses, net of cash acquired                     (381)            (787)
  Proceeds from sales of facilities, investments and other assets        57               50
Other items                                                             (23)              18
                                                                   --------         --------
Net cash used in investing activities                                  (562)          (1,125)
                                                                   --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments of other borrowings                                           (889)          (4,512)
Proceeds from other borrowings                                        1,386            5,117
Proceeds from sales of common stock                                     ---               12
Proceeds from stock options exercised                                    32               59
Other items                                                             ---              (23)
                                                                   --------         --------
Net cash provided by financing activities                               529              653
                                                                   --------         --------

Net decrease in cash and cash equivalents                               (21)             (68)
Cash and cash equivalents at beginning of year                           35              107
Pooling adjustment to beginning of period
  balance to conform fiscal years                                       ---               (4)
                                                                   --------         --------

Cash and cash equivalents at end of year                           $     14         $     35
                                                                   ========         ========


_______________________________

1. This exhibit is incorporated by reference to exhibit 10.27 in the Company's Annual Report on Form 10-K for the year ended December 31, 1988.
2. This exhibit is incorporated by reference to exhibit 10.28 in the Company's Annual Report on Form 10-K for the year ended December 31, 1987.
3. This exhibit is incorporated by reference to exhibit 10.39 in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
4. These exhibits are incorporated by reference to exhibit numbers 10.37 and 10.38, respectively, filed as part of the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997.
5. This exhibit is incorporated by reference to exhibit 10.40 in the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996.
*  Management Contract or Compensatory Plan or Arrangement.