Form 10-Q
period 1998-03-31
HEALTH CARE PROPERTY INVESTORS INC
filed 1998-05-14
CIK 765880

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

(MARK ONE)

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934.   For the quarterly period ended March 31, 1998.

                                       OR

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934.   For the transition period from ..... to .......

                          Commission file number 1-8895


                      HEALTH CARE PROPERTY INVESTORS, INC.
             (Exact name of registrant as specified in its charter)


     Maryland                                          33-0091377
(State or other jurisdiction of                        (I.R.S. Employer
incorporation of organization)                         Identification No.)

                         4675 MacArthur Court, Suite 900
                            Newport Beach, CA  92660
                    (Address of principal executive offices)

                                  (949) 221-0600
              (Registrant's telephone number, including area code)

                           ---------------------------


      Indicate  by  check mark whether the registrant  (1)  has  filed  all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

      As of May 11, 1998 there were 30,959,321 shares of $1.00 par value common stock outstanding.

                      HEALTH CARE PROPERTY INVESTORS, INC.

                                      INDEX

                         PART I.  FINANCIAL INFORMATION





Item 1.  Financial Statements:

         Consolidated Balance Sheets
         March 31, 1998 and December 31, 1997

         Consolidated Statements of Income
         Three Months Ended March 31, 1998 and 1997

         Consolidated Statements of Cash Flows
         Three Months Ended March 31, 1998 and 1997

         Notes to Consolidated Condensed Financial Statements


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations




                  PART II.  OTHER INFORMATION

Signatures

                      Health Care Property Investors, Inc.

                           Consolidated Balance Sheets

                                   (Unaudited)

                             (Amounts in thousands)


                                                            March 31,     December 31,
                                                               1998           1997
                                                           -----------    ------------

Assets
Real Estate Investments
  Buildings and Improvements                               $ 859,507      $ 837,857
  Accumulated Depreciation                                  (177,196)      (170,502)
                                                           ---------      ---------
                                                             682,311        667,355
  Construction in Progress                                     7,998         19,627
  Land                                                       100,942         99,520
                                                           ---------      ---------
                                                             791,251        786,502
Loans Receivable                                             127,003        125,381
Investments in and Advances to Joint Ventures                 33,150         14,241
Other Assets                                                  11,600         10,756
Cash and Cash Equivalents                                      3,185          4,084
                                                           ---------      ---------

Total Assets                                               $ 966,189      $ 940,964
                                                           =========      =========

Liabilities and Stockholders' Equity
Bank Notes Payable                                        $   82,000      $  66,900
Senior Notes Payable                                         284,970        275,023
Convertible Subordinated Notes Payable                       100,000        100,000
Mortgage Notes Payable                                        10,582         10,935
Accounts Payable, Accrued Liabilities and Deferred Income     26,751         23,492
Minority Interests in Joint Ventures                          21,479         22,345
Stockholders' Equity:
  Preferred Stock                                             57,810         57,810
  Common Stock                                                30,246         30,216
  Additional Paid-In Capital                                 410,093        408,924
  Cumulative Net Income                                      462,237        444,759
  Cumulative Dividends                                      (519,979)      (499,440)
                                                           ---------      ---------
Total Stockholders' Equity                                   440,407        442,269
                                                           =========      =========

Total Liabilities and Stockholders' Equity                 $ 966,189      $ 940,964
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

                      Health Care Property Investors, Inc.

                        Consolidated Statements of Income

                                   (Unaudited)

                (Amounts in thousands, except per share amounts)


                                                                 Three Months
                                                                Ended March 31,
                                                             ---------------------
                                                               1998         1997
                                                             ---------   ---------

REVENUE
Base Rental Income                                            $ 26,078    $ 21,911
Additional Rental and Interest Income                            5,411       5,313
Interest and Other Income                                        4,845       3,643
                                                             ---------   ---------
                                                                36,334      30,867
                                                             ---------   ---------
EXPENSE
Interest Expense                                                 7,617       6,762
Depreciation/Non Cash Charges                                    7,422       6,234
Facility Operating Expenses                                        797         ---
Other Expenses                                                   1,872       1,781
                                                             ---------   ---------
                                                                17,708      14,777
                                                             ---------   ---------

INCOME FROM OPERATIONS                                          18,626      16,090
    Minority Interests                                          (1,148)     (1,018)
    Gain on Sale of Real Estate Properties                         ---       2,047
                                                             ---------   ---------

NET INCOME                                                    $ 17,478    $ 17,119

DIVIDENDS TO PREFERRED STOCKHOLDERS                              1,181         ---
                                                             ---------   ---------
NET INCOME APPLICABLE TO COMMON SHARES                        $ 16,297    $ 17,119
                                                             =========   =========

BASIC EARNINGS PER COMMON SHARE                               $   0.54    $   0.60
                                                             =========   =========

DILUTED EARNINGS PER COMMON SHARE                             $   0.54    $   0.59
                                                             =========   =========

WEIGHTED AVERAGE SHARES OUTSTANDING                             30,237      28,701
                                                             =========   =========

See accompanying Notes to Consolidated Condensed Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                      Health Care Property Investors, Inc.

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                             (Amounts in thousands)


                                                               Three Months
                                                               Ended March 31,
                                                            ----------------------
                                                              1998          1997
                                                           ---------     ---------

Cash Flows From Operating Activities:
  Net Income                                               $ 17,478      $ 17,119
  Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
      Real Estate Depreciation                                6,645         5,482
      Non Cash Charges                                          763           752
      Joint Venture Adjustments                                (228)         (192)
      Gain on Sale of Real Estate Properties                    ---        (2,047)
   Changes in:
      Operating Assets                                         (591)         (355)
      Operating Liabilities                                   3,234         3,314
                                                          ---------     ---------
Net Cash Provided By Operating Activities                    27,301        24,073
                                                          ---------     ---------


Cash Flows From Investing Activities:
  Acquisition of Real Estate                                (11,443)      (18,097)
  Proceeds from Sale of Real Estate Properties                  ---         8,624
  Advances to Joint Ventures                                (18,890)          ---
  Other Investments and Loans                                  (880)          892
                                                          ---------     ---------
Net Cash Used In Investing Activities                       (31,213)       (8,581)
                                                          ---------     ---------

Cash Flows From Financing Activities:
  Net Change in Bank Notes Payable                           15,100           ---
  Repayment of Senior Notes Payable                         (10,000)          ---
  Issuance of Senior Notes Payable                           19,900         9,937
  Cash Proceeds from Issuing Common Stock                       ---           168
  Decrease in Minority Interests                             (1,000)          ---
  Periodic Payments on Mortgages                               (249)         (247)
  Dividends Paid                                            (20,539)      (17,225)
  Other Financing Activities                                   (199)          (74)
                                                          ---------     ---------
Net Cash Provided By/(Used In) Financing Activities           3,013        (7,441)
                                                          ---------     ---------
Net (Decrease)/Increase In Cash And Cash Equivalents           (899)        8,051

Cash And Cash Equivalents, Beginning Of Period                4,084         2,811
                                                          ---------     ---------
Cash And Cash Equivalents, End Of Period                   $  3,185      $ 10,862
                                                          =========     =========


See accompanying Notes to Consolidated Condensed Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                      HEALTH CARE PROPERTY INVESTORS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1998

                                   (Unaudited)

(1)  SIGNIFICANT ACCOUNTING POLICIES

The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments that are necessary to state fairly the financial position, the results of operations, and cash flows of Health Care Property Investors, Inc. and its affiliated subsidiaries and joint ventures (the "Company"). The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the preceding fiscal year ended December 31, 1997 and that the adequacy of additional disclosures needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures that would substantially duplicate the disclosures contained in the Company's most recent annual report to security holders have been omitted. The interim financial information contained herein is not necessarily representative of a full year's operations for various reasons including acquisitions, changes in rents, interest rates and the timing of debt and equity financings. These same considerations apply to all year-to-year comparisons.

Facility Operations:

During 1997, the Company purchased 90 - 100 percent ownership interests in seven medical office buildings ("MOBs") which are operated by independent property management companies on behalf of the Company. These MOBs are leased to multiple tenants under gross or triple net leases. Any income attributable to these properties, other than Base Rental Income, is recorded as facility operating revenue and is included in Interest and Other Income. Expenses related to the operation of these MOBs are recorded as Facility Operating Expenses.

Reclassifications:

Reclassifications   have   been   made  for  comparative   financial   statement
presentations.


(2)  MAJOR OPERATORS

Listed below are the Company's major operators and the percentage of annualized revenue from these operators and their subsidiaries.


                                                                 Percentage of
                                                 Annualized       Annualized
Operators                                          Revenue       Total Revenue
--------------------------------------------------------------------------------
                                                (in thousands)

Vencor, Inc. ("Vencor")                             $ 23,085          16%
HealthSouth Corporation ("HealthSouth")               12,277           8
Emeritus Corporation                                  11,044           7
Beverly Enterprises, Inc. ("Beverly")                  9,585           6
Tenet Healthcare Corporation ("Tenet")                 8,941           6
Columbia/HCA Healthcare Corp.                          7,982           5


All of the leases with Tenet and Vencor and one lease with HealthSouth are guaranteed by Tenet through the base lease term. During 1998, 14 of the Vencor leases expire. Those leases guaranteed by Tenet represented approximately 25% of the Company's total revenue for the three months ended March 31, 1998.


(3)  STOCKHOLDERS' EQUITY

The following tabulation is a summary of the activity for the Stockholders' Equity account for the three months ended March 31, 1998 (amounts in thousands):


                                Preferred Stock             Common Stock
                              -----------------   ------------------------------
                                                               Par    Additional                                Total
                              Number of           Number of   Value    Paid In     Cumulative   Cumulative  Stockholders'
                                Shares    Amount    Shares    Amount   Capital     Net Income   Dividends       Equity
-------------------------------------------------------------------------------------------------------------------------

Balance,
    December 31, 1997              2,400 $57,810    30,216   $30,216    $408,924    $444,759    $(499,440)      $442,269
Issuance of Common Stock, Net                           30        30       1,169                                   1,199
Net Income                                                                            17,478                      17,478
Dividends Paid - Preferred Shares                                                                  (1,181)        (1,181)
Dividends Paid - Common Shares                                                                    (19,358)       (19,358)
--------------------------------------------------------------------------------------------------------------------------
Balance,
    March  31, 1998                2,400 $57,810    30,246   $30,246    $410,093    $462,237    $(519,979)       $440,407
==========================================================================================================================

(4)  EARNINGS PER COMMON SHARE

In 1997, the Company adopted Statement of Financial Accountings Standards No. 128, Earnings Per Share, effective December 15, 1997. As a result, both basic and diluted earnings per common share are presented for each of the quarters ended March 31, 1998 and 1997. In prior years, only basic earnings per common share data was disclosed. Basic earnings per common share is computed by dividing net income applicable to common shares by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share is calculated using only dilutive securities. Options to purchase shares of common stock which have an exercise price in excess of the average market price during the period are not included because they are not dilutive. The convertible debt is included only when the effect on earnings per common share is dilutive.


                                                         For the Three Months Ended
                                                (Amounts in thousands except per share amounts)
                                                 --------------------------------------------
                                                                                    Per Share
March 31, 1998                                       Income         Shares           Amount
-----------------------------                    ------------    ------------       ---------

Basic Earnings Per Common Share:
Net Income Applicable to Common Shares                $ 16,297         30,237           $ 0.54
                                                                                     ---------

Dilutive Options                                           ---            218
Non Managing Member Units                                   86            121
                                                      --------      ---------

Diluted Earnings Per Common Share:
Net Income Applicable to Common
   Shares Plus Assumed Conversions                    $ 16,383         30,576           $ 0.54
                                                                                     ---------


                                                          For the Three Months Ended
                                                (Amounts in thousands except per share amounts)
                                                  --------------------------------------------
                                                                                    Per Share
March 31, 1997                                       Income         Shares           Amount
-----------------------------                    ------------    ------------       ---------

Basic Earnings Per Common Share:
Net Income Applicable to Common Shares                $ 17,119         28,701           $ 0.60
                                                                                     ---------

Dilutive Options                                           ---            167

Interest and Amortization applicable to
   Convertible Debt                                      1,599          2,645
                                                      --------      ---------
Diluted Earnings Per Common Share:
Net Income Applicable to Common
   Shares Plus Assumed Conversions                    $ 18,718         31,513           $ 0.59
                                                                                     ---------

(5)    FUNDS FROM OPERATIONS

Under Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise, effective beginning in 1998, the Company is required to report information about its operations on the basis that the information is used internally for evaluating the Company's performance.

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

The Company adopted the definition of FFO prescribed by the National Association of Real Estate Investment Trusts ("NAREIT"). FFO is defined as net income applicable to common shares (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus real estate depreciation and real estate related amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis.

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

Below are summaries of the calculation of FFO and FFO per share of common stock (all amounts in thousands except per share amounts):

                                                  Three Months
                                                  Ended March 31,
                                              ------------------------
                                                 1998           1997
                                              ---------      ---------

Net Income Applicable to Common Shares        $  16,297      $  17,119
Real Estate Depreciation and Amortization         6,645          5,482
Joint Venture Adjustments                          (228)          (192)
Gain on Sale of Real Estate Properties              ---         (2,047)
                                              ---------      ---------
Funds From Operations                         $  22,714      $  20,362
                                              =========      =========


                                                          For the Three Months Ended
                                                (Amounts in thousands except per share amounts)
                                                  --------------------------------------------
                                                                                    Per Share
March 31, 1998                                       Income         Shares           Amount
-----------------------------                    ------------    ------------       ---------
Basic Funds From Operations per
   Share:                                             $ 22,714         30,237           $ 0.75
                                                                                     ---------
Interest and Amortization applicable to
   Convertible Debt                                      1,599          2,645
Dilutive Options                                           ---            218
Non Managing Member Unit Dividends                          86            121
                                                      --------      ---------
Diluted Funds From Operations per
   Share:                                             $ 24,399         33,221           $ 0.73
                                                                                     ---------


March 31, 1997
-----------------------------
Basic Funds From Operations per
   Share:                                             $ 20,362         28,701           $ 0.71
                                                                                     ---------
Interest and Amortization applicable to
   Convertible Debt                                      1,599          2,645
Dilutive Options                                           ---            167
                                                      --------      ---------
Diluted Funds From Operations per
   Share:                                             $ 21,961         31,513           $ 0.70
                                                                                     ---------

(6)  COMMITMENTS

As of May 11, 1998, the Company has outstanding commitments on closed and to-be-closed development transactions of approximately $81,000,000 and $47,000,000, respectively. The Company is also committed to acquire approximately $64,000,000 of existing health care real estate. The Company expects that a significant portion of these commitments will be funded; however, experience suggests that some committed transactions will not close. Transactions do not close for various reasons including unsatisfied pre-closing conditions, competitive financing sources, final negotiation differences and the operator's inability to obtain required internal or governmental approvals.


(7)  SUBSEQUENT EVENTS

On April 21, 1998 the Board of Directors declared a quarterly dividend of $0.65 per share payable on May 20, 1998, to stockholders of record on the close of business on May 4, 1998.

In addition, during April 1998, the Company completed an acquisition of a group of 18 physician group practice clinic buildings located in various states for approximately $39,000,000. This acquisition was funded in part by the sale of 698,752 shares of common stock to a Unit Investment Trust during April, which netted the Company approximately $23,000,000. During May 1998, an additional group of six physician group practice clinic buildings located in Florida were purchased for approximately $17,000,000.

On April 30, 1998, Vencor, Inc. announced that it completed the spin-off of its healthcare operations. Vencor, Inc. has been renamed Ventas, Inc. and retains the real property, buildings and other improvements. The healthcare company has assumed all of the operations and other assets of Vencor, Inc. and the Vencor name. The Company's security in the Vencor leases is not adversely affected by the spin-off.

                       HEALTH CARE PROPERTY INVESTORS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


GENERAL

The Company is in the business of acquiring health care facilities that it leases on a long-term basis to health care providers. On a more limited basis, the Company has provided mortgage financing on health care facilities. As of March 31, 1998, the Company's portfolio of properties, including equity investments, consisted of 251 facilities located in 40 states. These facilities are comprised of 139 long-term care facilities, 75 congregate care and assisted living facilities, 19 medical office buildings, eight acute care hospitals, six freestanding rehabilitation facilities, three physician group practice clinics and one psychiatric care facility. The gross acquisition price of the properties, which includes joint venture acquisitions, was approximately $1,148,000,000 at March 31, 1998.

The Company had commitments to purchase and construct health care facilities totaling approximately $192,000,000 for funding during 1998 and 1999. The Company expects that a significant portion of these commitments will be funded but that a portion may not be funded. (See Note (6) to the Consolidated Condensed Financial Statements.)


RESULTS OF OPERATIONS

Net Income applicable to common shares for the three months ended March 31, 1998 totaled $16,297,000 or $0.54 of basic earnings per common share on revenue of $36,334,000 compared to $17,119,000 or $0.60 per common share on revenue of $30,867,000 for the same period in 1997. Net Income for the three months ended March 31, 1997 included a $2,047,000 or $0.07 of basic earnings per common share gain on the sale of real estate properties.

Base Rental Income for the three months ended March 31, 1998 increased $1,555,000 to $26,078,000 primarily as a result of approximately $262,000,000 and $42,000,000 of new investments during 1997 and for the three months ended March 31, 1998. Interest and Other Income increased $1,202,000 to $4,845,000 from growth in the equity investments and from an increase in income from the operations of seven medical office buildings purchased during 1997. There were $797,000 in related Facility Operating Expenses on these medical office buildings recorded during the first quarter of 1998.

Interest Expense for the three months ended March 31, 1998 increased $855,000 to $7,617,000 due to increased borrowings utilized to finance recent acquisitions. Depreciation/Non Cash Charges for the three months ended March 31, 1998 increased $1,188,000 to $7,422,000 attributable directly to the acquisition activity during 1997 and early 1998.

The  Company  believes  that  Funds  From Operations  ("FFO")  is  an  important
supplemental  measure  of  operating  performance.   (See  Note   (5)   to   the
Consolidated Financial Statements.)

FFO  for  the  three  months  ended  March  31,  1998  increased  $2,352,000  to
$22,714,000. The increase is attributable to increases in Base Rental Income and Interest and Other Income, as offset by increases in Interest Expense and Facility Operating Expenses which are discussed above.

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

During March and April 1997, the Company issued two ten year $10,000,000 Medium Term Notes ("MTNs") with coupon rates of 7.30% and 7.62%, respectively. During June 1997, $12,500,000 in MTNs with coupon rates of 10.20% and 10.30% were redeemed. On September 26, 1997, the Company issued $60,000,000, 7-7/8% Series A Cumulative Redeemable Preferred Stock. During December 1997, the Company raised $55,000,000 of equity in a common stock offering of 1,437,500 shares at $38.3125 per share. The net proceeds of $57,810,000 and $51,935,000 from the preferred and common stock offerings, respectively, were utilized to pay down short-term borrowings under the Company's revolving lines of credit. During February 1998, $10,000,000 in MTNs with a coupon rate of 9.88% were redeemed. In March 1998, two five year $10,000,000 MTNs with coupon rates of 6.66% were issued by the Company. At March 31, 1998, stockholders' equity in the Company totaled $440,407,000 and the debt to equity ratio was 1.08 to 1. For the three months ended March 31, 1998, FFO (before interest expense) covered Interest Expense 3.98 to 1.

As of March 31, 1998, the Company had approximately $280,000,000 available under its existing shelf registration statements for the future issuance of debt and equity securities and for its Series B and Series C MTN programs. These amounts may be issued from time to time in the future based on Company needs and then existing market conditions. On October 22, 1997, the Company renegotiated its line of credit with a group of seven banks. The Company now has two revolving lines of credit, one for $100,000,000 which expires on October 22, 2002 and one for $50,000,000 which expires on October 22, 1998. The Company expects these agreements to be renewed for an additional year in October 1998. As of March 31, 1998, the Company also had $68,000,000 available on its $150,000,000 revolving lines of credit. The Company's Senior Notes and Convertible Subordinated Notes have been rated investment grade by debt rating agencies since 1986. Current ratings are as follows:

                        Moody's     Standard & Poor's   Duff & Phelps
                        --------    -----------------   --------------
Senior Notes              Baa1             BBB+               A-
Convertible
  Subordinated Notes      Baa2             BBB                BBB+


Since inception in May 1985, the Company has recorded approximately $616,927,000 in cumulative FFO. Of this amount, a total of $517,551,000 has been distributed to stockholders as dividends on common stock. The balance of $99,376,000 has been retained, and has been an additional source of capital for the Company.

At March 31, 1998, the Company held approximately $40,500,000 in irrevocable letters of credit from commercial banks to secure the obligations of many lessees' lease and borrowers' loan obligations. The Company may draw upon the letters of credit if there are any defaults under the leases and/or loans. Amounts available under letters of credit change based upon facility operating conditions and other factors and such changes may be material.

The first quarter 1998 dividend of $0.64 per share or $19,358,000 in the aggregate was paid on February 20, 1998. Total dividends paid during the three months ended March 31, 1998 as a percentage of FFO for the corresponding period was 85%. The Company declared a second quarter dividend of $0.65 per share or approximately $19,660,000 in the aggregate, to be paid on May 20, 1998.

The Company has concluded a significant number of "facility rollover" transactions in 1995, 1996, 1997 and 1998 on properties that have been under long-term leases and mortgages. "Facility rollover" transactions principally include lease renewals and renegotiations, exchanges, sales of properties, and, to a lesser extent, payoffs on mortgage receivables.

                                                            Increase/(Decrease)
Year                                                               In FFO
-----                                                       -------------------

1995   Completed 20 facility rollovers including the sale           $  900,000
       of ten facilities with concurrent "seller financing"
       for a gain of $23,550,000.

1996   Completed 20 facility rollovers including the sale of        (1,200,000)
       nine facilities in Missouri and the exchange of the
       Dallas Rehabilitation Institute for the HealthSouth
       Sunrise Rehabilitation Hospital in Fort Lauderdale,
       Florida.

1997   Completed 10 facility rollovers                              (1,300,000)

1998   Completed four facility rollovers                              (250,000)


Through December 31, 2000, the Company has 58 more facilities that are subject to lease expiration, mortgage maturities and purchase options (which management believes may be exercised) representing approximately 28% of annualized revenues. During 1997, the Company concluded agreements with Tenet and Beverly that result in their forbearance or waiver of certain renewal and purchase options and related rights of first refusal on up to 57 facilities currently leased to Vencor and Beverly, of which 27 facilities have leases expiring through December 31, 2000. As part of these agreements, continued ownership of the facilities will remain with the Company. As a result of the forbearance or waiver of these options, the Company believes that, based upon recent operating results, it may be able to increase rents on approximately 12 facilities whose lease terms expire between 1998 and 2001; however, there can be no assurance that the Company will be able to realize any increased rents. The 1998 lease expirations include 14, seven, and five long-term care facilities leased to Vencor, Beverly and Integrated Health Services, respectively. The Company has completed certain facility rollovers earlier than the scheduled lease expirations or mortgage maturities and will continue to pursue such opportunities where it is advantageous to do so.

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


CAUTIONARY LANGUAGE REGARDING FORWARD LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q that are not historical factual statements are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements include, among other things, statements regarding the intent, belief or expectations of the Company and its officers and can be identified by the use of terminology such as "may", "will", "expect", "believe", "intend", "plan", "estimate", "should" and other comparable terms or the negative thereof. In addition, the Company, through its senior management, from time to time makes forward looking oral and written public statements concerning the Company's expected future operations and other developments. Shareholders and investors are cautioned that, while forward looking statements reflect the Company's good faith beliefs and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties. Actual results may differ materially from the expectations contained in the forward looking statements as a result of various factors. Such factors include (i) legislative, regulatory, or other changes in the healthcare industry at the local, state or federal level which increase the costs of or otherwise affect the operations of the Company's Lessees; (ii) changes in the reimbursement available to the Company's Lessees by governmental or private payors, including changes in Medicare and Medicaid payment levels and the availability and cost of third party insurance coverage; (iii) competition for tenants and mortgagors, including with respect to new leases and mortgages and the renewal or roll-over of existing leases; (iv) competition for the acquisition and financing of health care facilities; (v) the ability of the Company's Lessees and Mortgagors to operate the Company's properties in a manner sufficient to maintain or increase revenues and to generate sufficient income to make rent and loan payments; and,
(vi) changes in national or regional economic conditions, including changes in interest rates and the availability and cost of capital to the Company.

                          PART II.   OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K
          ----------------------------------

          a) Exhibits:

          27     Financial Data Schedule


          b) Reports on Form 8-K:

          None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May  13, 1998          HEALTH CARE PROPERTY INVESTORS, INC.
                              (REGISTRANT)


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