Form 10-Q/A
period 1998-03-31
HEALTH CARE PROPERTY INVESTORS INC
filed 1998-05-21
CIK 765880

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q/A
                                  AMENDMENT NO. 1

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

                           ---------------------------

      Indicate  by  check mark whether the registrant  (1)  has  filed  all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

      As of May 11, 1998 there were 30,961,321 shares of $1.00 par value common stock outstanding.

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

Base Rental Income for the three months ended March 31, 1998 increased $4,167,000 to $26,078,000 primarily as a result of approximately $262,000,000 and $42,000,000 of new investments during 1997 and for the three months ended March 31, 1998. Interest and Other Income increased $1,202,000 to $4,845,000 from growth in the equity investments and from an increase in income from the operations of seven medical office buildings purchased during 1997. There were $797,000 in related Facility Operating Expenses on these medical office buildings recorded during the first quarter of 1998.

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


Date:  May  20, 1998          HEALTH CARE PROPERTY INVESTORS, INC.
                              (REGISTRANT)


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