Form 10-K/A
period 1997-12-31
HEALTH CARE PROPERTY INVESTORS INC
filed 1998-05-26
CIK 765880

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-K/A
                                 AMENDMENT NO. 1

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

     27.2  Restated Financial Data Schedules.

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

Dated: May 26, 1998

                        HEALTH CARE PROPERTY INVESTORS, INC.
                        (Registrant)



                        /s/ James G. Reynolds
                        ----------------------------------
                        Executive Vice President and
                        Chief Financial Officer
                        (Principal Financial Officer)



                        /s/ Dev Ghose
                        ---------------------------------
                        Senior Vice President-Finance
                        and Treasurer
                        (Principal Accounting Officer)