Form 10-K/A
period 1997-12-31
HEALTH CARE PROPERTY INVESTORS INC
filed 1998-07-22
CIK 765880

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-K/A
                                 AMENDMENT NO. 2

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

Dated: July 22, 1998

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



                        /s/ Devasis Ghose
                        ---------------------------------
                        Devasis Ghose
                        Senior Vice President-Finance
                        and Treasurer
                        (Principal Accounting Officer)