Form 10-Q
period 1998-06-30
HEALTH CARE PROPERTY INVESTORS INC
filed 1998-08-10
CIK 765880

----------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 1998.

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

                           --------------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No[ ]

      As of August 5, 1998 there were 30,963,046 shares of $1.00 par value common stock outstanding.

                      HEALTH CARE PROPERTY INVESTORS, INC.

                                      INDEX

                         PART I.  FINANCIAL INFORMATION





Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets
         June 30, 1998 and December 31, 1997 . . . . . . . . . . . . . . .

         Condensed Consolidated Statements of Income
         Six Months and Three Months Ended June 30, 1998 and 1997. . . . .

         Condensed Consolidated Statements of Cash Flows
         Six Months Ended June 30, 1998 and 1997 . . . . . . . . . . . . .

         Notes to Condensed Consolidated Financial Statements  . . . . . .


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations . . . . . . . . . .




PART II.  OTHER INFORMATION

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . .  .  .  .

                      HEALTH CARE PROPERTY INVESTORS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                             (Amounts in thousands)

                                                                June 30,            December 31,
                                                                  1998                  1997
                                                            ---------------       ---------------

ASSETS
Real Estate Investments
     Buildings and Improvements                                $  938,707            $  837,857
     Accumulated Depreciation                                    (184,295)             (170,502)
                                                               ----------            ----------
                                                                  754,412               667,355
     Construction in Progress                                      15,021                19,627
     Land                                                         127,510                99,520
                                                               ----------            ----------
                                                                  896,943               786,502
Loans Receivable                                                  154,382               125,381
Investments in and Advances to Joint Ventures                      39,523                14,241
Other Assets                                                       16,146                10,756
Cash and Cash Equivalents                                           2,089                 4,084
                                                               ----------            ----------
Total Assets                                                   $1,109,083            $  940,964
                                                               ==========            ==========

Liabilities and Stockholders' Equity
Bank Notes Payable                                             $    9,000            $   66,900
Senior Notes Payable                                              481,003               275,023
Convertible Subordinated Notes Payable                            100,000               100,000
Mortgage Notes Payable                                             10,233                10,935
Accounts Payable, Accrued Liabilities and Deferred Income          27,422                23,492
Minority Interests in Joint Ventures                               21,174                22,345
Stockholders' Equity:
     Preferred Stock                                               57,810                57,810
     Common Stock                                                  30,963                30,216
     Additional Paid-In Capital                                   432,798               408,924
     Cumulative Net Income                                        479,964               444,759
     Cumulative Dividends                                        (541,284)             (499,440)
                                                               ----------            ----------
Total Stockholders' Equity                                        460,251               442,269
                                                               ----------            ----------
Total Liabilities and Stockholders' Equity                     $1,109,083            $  940,964
                                                               ==========            ==========

See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                      HEALTH CARE PROPERTY INVESTORS, INC.

                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                (Amounts in thousands, except per share amounts)

                                                 Three Months                       Six Months
                                                Ended June 30,                    Ended June 30,
                                        ---------------------------        ---------------------------
                                            1998           1997                1998           1997
                                        ------------    -----------        ------------    -----------

Revenue
Base Rental Income                       $  27,494       $  22,859            $  53,572      $  44,770
Additional Rental and Interest Income        5,445           5,300               10,856         10,613
Interest and Other Income                    5,009           3,592                9,854          7,235
                                         ---------       ---------            ---------      ---------
                                            37,948          31,751               74,282         62,618
                                         ---------       ---------            ---------      ---------

Expense
Interest Expense                             8,819           7,198               16,436         13,960
Depreciation/Non Cash Charges                7,962           6,301               15,384         12,535
Facility Operating Expenses                    948             ---                1,745            ---
Other Expenses                               1,932           1,855                3,804          3,636
                                         ---------       ---------            ---------      ---------
                                            19,661          15,354               37,369         30,131
                                         ---------       ---------            ---------      ---------

Income From Operations                      18,287          16,397               36,913         32,487
Minority Interests                          (1,072)         (1,003)              (2,220)        (2,021)
Gain on Sale of Real Estate Properties         512             ---                  512          2,047
                                         ---------       ---------            ---------      ---------
Net Income                                $ 17,727        $ 15,394             $ 35,205       $ 32,513
                                         ---------       ---------            ---------      ---------
Dividends to Preferred Stockholders          1,181             ---                2,362            ---
                                         ---------       ---------            ---------      ---------
Net Income Applicable to Common Shares    $ 16,546        $ 15,394             $ 32,843       $ 32,513
                                         =========       =========            =========      =========

Basic Earnings Per Common Share           $   0.54        $   0.54             $   1.07       $   1.13
                                         =========       =========            =========      =========

Diluted Earnings Per Common Share         $   0.53        $   0.53             $   1.06       $   1.13
                                         =========       =========            =========      =========

Weighted Average Shares
   Outstanding - Basic                      30,789          28,712               30,740         28,707
                                         =========       =========            =========      =========

Weighted Average Shares
   Outstanding - Diluted                    31,079          28,860               31,050         28,858
                                         =========       =========            =========      =========

See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                      HEALTH CARE PROPERTY INVESTORS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                             (Amounts in thousands)

                                                               Six Months
                                                             Ended June 30,
                                                      --------------------------
                                                          1998           1997
                                                      ------------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                            $  35,205      $  32,513
  Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
     Real Estate Depreciation                              13,891         10,972
     Non Cash Charges                                       1,466          1,563
     Joint Venture Adjustments                                 44           (384)
     Gain on Sale of Real Estate Properties                  (512)        (2,047)
  Changes in:
   Operating Assets                                        (2,502)          (885)
   Operating Liabilities                                    3,763            121
                                                       ----------     ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                  51,355         41,853
                                                       ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Real Estate                             (125,747)       (79,733)
  Proceeds from Sale of Real Estate Properties              1,883          8,624
  Advances to Joint Ventures/Partnerships                 (25,764)           ---
  Other Investments and Loans                             (30,133)           746
                                                       ----------     ----------
NET CASH USED IN INVESTING ACTIVITIES                    (179,761)       (70,363)
                                                       ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase in Bank Notes Payable                      (57,900)        57,000
  Repayment of Senior Notes Payable                       (17,500)       (12,500)
  Issuance of Senior Notes Payable                        223,396         19,876
  Cash Proceeds from Issuing Common Stock                  23,383            167
  Decrease in Minority Interests                           (1,000)           ---
  Periodic Payments on Mortgages                             (493)          (519)
  Dividends Paid                                          (41,844)       (34,741)
  Other Financing Activities                               (1,631)          (228)
                                                       ----------     ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 126,411         29,055
                                                       ----------     ----------
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS       (1,995)           545
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              4,084          2,811
                                                       ----------     ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $   2,089       $  3,356
                                                       ==========     ==========

See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                      HEALTH CARE PROPERTY INVESTORS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998

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

Reclassifications:

Reclassifications have been made, where applicable, for comparative financial statement presentations.

(2)  MAJOR OPERATORS

Listed below are the Company's major operators and the percentage of annualized revenue from these operators and their subsidiaries. Each of these operators is subject to the informational filing requirements of the Securities Exchange Act of 1934, as amended, and accordingly file periodic financial statements on Form 10-K and 10-Q with the Securities and Exchange Commission. Except as otherwise indicated, all of the financial and other information presented herein with respect to such companies was obtained from such public reports.

                                                                Percentage
                                                               of Annualized
Operators                                        Revenue       Total Revenue
------------                                   -------------  -----------------
                                              (in thousands)
Vencor, Inc. (" New Vencor")                        $ 19,398          12%
HealthSouth Corporation                               12,253           7
Emeritus Corporation                                  11,094           7
Centennial Healthcare Corporation                      9,281           6
Tenet Healthcare Corporation ("Tenet")                 8,933           5
Columbia/HCA Healthcare Corp.                          8,116           5


On May 1, 1998, Vencor, Inc. ("Old Vencor") completed a spinoff transaction pursuant to which it became two publicly held entities - Ventas, Inc. ("Ventas"), a real estate company which intends to qualify as a REIT, and New Vencor, a healthcare company which at June 30, 1998 leased 42 of the Company's properties. As of June 30, 1998, 36% of annualized revenue on facilities leased to New Vencor relates to facilities sub-leased and operated by other providers. Both Ventas and New Vencor are responsible for payments due under the New Vencor leases and substantially all are guaranteed by Tenet.

Based upon public reports, Old Vencor's pre spin-off revenue and net income for the three months ended March 31, 1998 were approximately $823.3 million and $18.9 million, respectively; Old Vencor's total assets and stockholders' equity as of March 31, 1998 were approximately $3.4 billion and $930.8 million, respectively. Based upon public reports, Old Vencor's revenue and net income for the year ended December 31, 1997 were approximately $3.1 billion and $130.9 million, respectively; Old Vencor's total assets and stockholders' equity as of December 31, 1997 were approximately $3.3 billion and $905.4 million, respectively.

Based upon a recent press release, New Vencor's revenue, loss excluding non-recurring transactions and net loss for the three months ended June 30, 1998 (which includes the combined results of the predecessor company for all periods prior to May 1, 1998) were approximately $778.7 million, $4.7 million and $101.4 million, respectively.

Based upon a recent press release, Ventas' revenue, income from operations and net income for the two months ended June 30, 1998 since commencing operations were approximately $37.4 million, $8.2 million and $228,000, respectively. Ventas' total assets and stockholders' deficit as of June 30, 1998 was $961.2 million and $39.4 million, respectively.

Tenet leases and those guaranteed by Tenet represented approximately 17% of the Company's total annualized revenue as of June 30, 1998. During 1998, 14 of the New Vencor leases expire. As of June 30, 1998, 12 of these leases have been re-leased or have agreements to re-lease in place with other operators.

(3)  ISSUANCE OF SENIOR DEBT

During June 1998, the Company issued $200,000,000 of senior unsecured debt in the form of 6.875% MandatOry Par Put Remarketed Securities ("MOPPRS") due June 8, 2015 which are subject to mandatory tender on June 8, 2005. The Company received total proceeds of approximately $203,000,000 including the present value of the put option at June 8, 2005 associated with the debt instrument. The option is being amortized to interest expense over 17 years. The weighted average cost of the debt including the amortization of the option and offering expenses is 6.77%. The proceeds were used to repay outstanding borrowings under the Company's revolving lines of credit.

(4)  STOCKHOLDERS' EQUITY

The following tabulation is a summary of the activity for the Stockholders' Equity account for the six months ended June 30, 1998 (amounts in thousands):

                                  Preferred Stock                Common Stock
                                  -----------------     ---------------------------------
                                                                      Par     Additional                      Total
                                 Number of             Number of     Value      Paid-In     Cumulative     Stockholders'
                                   Shares    Amount     Shares       Amount     Capital     Net Income       Dividends      Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance,
    December 31, 1997              2,400    $57,810      30,216     $30,216    $408,924      $444,759      $(499,440)     $442,269
Issuance of Common Stock, Net                               747         747      23,874                                     24,621
Net Income                                                                                     35,205                       35,205
Dividends Paid - Preferred Shares                                                                             (2,362)       (2,362)
Dividends Paid - Common Shares                                                                               (39,482)      (39,482)
-----------------------------------------------------------------------------------------------------------------------------------
Balance,
   June 30, 1998                   2,400    $57,810      30,963     $30,963    $432,798      $479,964      $(541,284)      $460,251
===================================================================================================================================

During April 1998, the Company sold 698,752 shares of common stock at $33.2217 per share. The net proceeds of approximately $23,000,000 were used to pay down short-term borrowings under the Company's revolving lines of credit.

(5)  EARNINGS PER COMMON SHARE

In 1997, the Company adopted Statement of Financial Accountings Standards No. 128, Earnings Per Share, effective December 15, 1997. As a result, both basic and diluted earnings per common share are presented for each of the quarters and six months ended June 30, 1998 and 1997. In prior years, only basic earnings per common share data was disclosed. Basic earnings per common share is computed by dividing net income applicable to common shares by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is calculated using only dilutive securities. The convertible debt and options to purchase shares of common stock which have an exercise price in excess of the average market price during the periods presented are not included because they are not dilutive.

(Amounts in thousands except per share amounts)

                                                   For the Three Months Ended                For the Six Months Ended
                                                  ----------------------------            ------------------------------
                                                                      Per Share                                Per Share
June 30, 1998                                     Income    Shares     Amount             Income    Shares      Amount
------------------------------------------------------------------------------------------------------------------------
Basic Earnings Per Common Share:
Net Income Applicable to Common Shares          $16,546    30,789       $ 0.54          $32,843    30,740       $ 1.07
                                                                        ======                                  ======
Dilutive Options                                    ---       173                           ---       191
Non Managing Member Units                            76       117                           153       119
                                                -------   -------                       -------   -------

Diluted Earnings Per Common Share:
Net Income Applicable to Common
  Shares Plus Assumed Conversions               $16,622    31,079       $ 0.53          $32,996    31,050       $ 1.06
                                                                        ======                                  ======


June 30, 1997
---------------------------------------

Basic Earnings Per Common Share:
Net Income Applicable to Common Shares         $ 15,394    28,712       $ 0.54         $ 32,513    28,707       $ 1.13
                                                                        ======                                  ======
Dilutive Options                                    ---       148                           ---       151
                                                -------   -------                       -------   -------

Diluted Earnings Per Common Share:
Net Income Applicable to Common
  Shares Plus Assumed Conversions              $ 15,394    28,860       $ 0.53          $32,513    28,858       $ 1.13
                                                                        ======                                  ======

(6)  FUNDS FROM OPERATIONS

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

Below are summaries of the calculation of FFO and FFO per share of common stock (all amounts in thousands except per share amounts):

                                               Three Months                       Six Months
                                              Ended June 30,                     Ended June 30,
                                        ---------------------------       ---------------------------
                                            1998           1997                1998           1997
                                        ------------    -----------        ------------    -----------
Net Income Applicable to Common Shares     $16,546         $15,394             $32,843        $32,513
Real Estate Depreciation and Amortization    7,246           5,490              13,891         10,972
Joint Venture Adjustments                      272            (192)                 44           (384)
Gain on Sale of Real Estate Properties        (512)            ---                (512)        (2,047)
                                         ---------       ---------           ---------      ---------
Funds From Operations                      $23,552         $20,692             $46,266        $41,054
                                         =========       =========           =========      =========


                                                  For the Three Months Ended                 For the Six Months Ended
                                                  ----------------------------            ------------------------------
                                                                      Per Share                                Per Share
June 30, 1998                                     FFO       Shares     Amount             FFO       Shares      Amount
------------------------------------------------------------------------------------------------------------------------

Basic Funds From Operations per Share:         $ 23,552    30,789       $ 0.76         $ 46,266    30,740       $ 1.51
                                                                        ======                                  ======

Interest and Amortization applicable to
    Convertible Debt                              1,599     2,645                         3,199     2,645
Dilutive Options                                    ---       173                           ---       191
Non Managing Member Units                            76       117                           153       119
                                                -------   -------                       -------   -------

Diluted Funds From Operations per
    Share:                                     $ 25,227    33,724       $ 0.75         $ 49,618    33,695       $ 1.47
                                                                        ======                                  ======


June 30, 1997
-----------------------------------------

Basic Funds From Operations per Share:         $ 20,692    28,712       $ 0.72         $ 41,054    28,707       $ 1.43
                                                                        ======                                  ======
Interest and Amortization applicable to
    Convertible Debt                              1,599     2,645                         3,199     2,645
Dilutive Options                                    ---       148                           ---       151
                                                -------   -------                       -------   -------

Diluted Funds From Operations per
    Share:                                     $ 22,291    31,505       $ 0.71         $ 44,253    31,503       $ 1.40
                                                                        ======                                  ======

(7)  COMMITMENTS

As of August 7, 1998, the Company has outstanding commitments on closed and to-be-closed development transactions of approximately $68,000,000 and $97,000,000, respectively. The Company is also committed to acquire approximately $78,000,000 of existing health care real estate. The Company expects that a significant portion of these commitments will be funded; however, experience suggests that some committed transactions will not close. Transactions do not close for various reasons including unsatisfied pre-closing conditions, competitive financing sources, final negotiation differences and the operator's inability to obtain required internal or governmental approvals.

(8)  NEW PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

Statement 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998).

We have not yet quantified the impacts of adopting Statement 133 on our financial statements and have not determined the timing of or method of our adoption of Statement 133. However, the effect is not expected to be material.

(9)  SUBSEQUENT EVENTS

On July 16, 1998 the Board of Directors declared a quarterly dividend of $0.66 per common share payable on August 20, 1998, to shareholders of record on the close of business on August 3, 1998.

The Board of Directors also declared a cash dividend of $0.492188 per share on its Series A cumulative preferred stock. This dividend will be paid on September 30, 1998 to shareholders of record as of the close of business on September 15, 1998.

                      HEALTH CARE PROPERTY INVESTORS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


GENERAL

The Company is in the business of acquiring health care facilities that it leases on a long-term basis to health care providers. On a more limited basis, the Company has provided mortgage financing on health care facilities. As of June 30, 1998, the Company's portfolio of properties, including equity investments, consisted of 292 facilities located in 41 states. These facilities are comprised of 143 long-term care facilities, 79 congregate care and assisted living facilities, 20 medical office buildings, eight acute care hospitals, six freestanding rehabilitation facilities, 35 physician group practice clinics and one psychiatric care facility. The gross acquisition price of the properties, which includes joint venture acquisitions, was approximately $1,293,000,000 at June 30, 1998.

The Company had commitments to purchase and construct health care facilities totaling approximately $243,000,000 for funding during 1998 and 1999. The Company expects that a significant portion of these commitments will be funded but that a portion may not be funded (see Note (7) to the Condensed Consolidated Financial Statements).

RESULTS OF OPERATIONS

Net Income applicable to common shares for the three and six months ended June 30, 1998 totaled $16,546,000 and $32,843,000 or $0.54 and $1.07 of basic earnings per share on revenue of $37,948,000 and $74,282,000, respectively. This compares to $15,394,000 and $32,513,000 or $.54 and $1.13 of basic earnings per share on revenue of $31,751,000 and $62,618,000 for the same periods in 1997. Net Income applicable to common shares for the three and six months ended June 30, 1998 included a $512,000 or $0.02 per share gain on the sale of real estate properties. Net Income applicable to common shares for the six months ended June 30, 1997 included a $2,047,000 or $0.07 per share gain on the sale of real estate properties.

Base Rental Income for the three and six months ended June 30, 1998 increased $4,635,000 and $8,802,000 to $27,494,000 and $53,572,000, respectively, as compared to the same period in the prior year. The majority of the increase in Base Rental Income was generated by new investments of approximately $178,000,000 and $262,000,000 made during 1998 and 1997. Interest and Other
Income for the three and six months ended June 30, 1998 increased $1,417,000 and $2,619,000 to $5,009,000 and $9,854,000, respectively, primarily from growth in the lending portfolio and from an increase in income from the operations of seven medical office buildings purchased during 1997 and one clinic purchased during 1998. There were $948,000 and $1,745,000 in related Facility Operating Expenses during the three and six months ended June 30, 1998.

Interest Expense for the three and six months ended June 30, 1998 increased $1,621,000 and $2,476,000, respectively. The increase is primarily the result of an increase in short-term borrowings used to fund the acquisitions made during the fourth quarter of 1997 and the first half of 1998 and interest related to the MOPPRS senior debt issuance during June 1998 (see Note (3) to the Condensed Consolidated Financial Statements). The increase in Depreciation/Non Cash Charges for the three and six months ended June 30, 1998 of $1,661,000 and $2,849,000 to $7,962,000 and $15,384,000, respectively, is the direct result  of  the  new investments made during 1998 and 1997.

The  Company  believes  that  Funds  From Operations  ("FFO")  is  an  important
supplemental  measure  of  operating  performance.   (See  Note   (6)   to   the
Condensed Consolidated Financial Statements.)

FFO for the three months ended June 30, 1998 increased $2,860,000 to $23,552,000. The increase is attributable to increases in Base Rental Income and Interest and Other Income, as offset by increases in Interest Expense and Facility Operating Expenses, which are discussed above.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed acquisitions through the sale of common and preferred stock, issuance of long-term debt, assumption of mortgage debt, use of short-term bank lines and through internally generated cash flows. Facilities under construction are generally financed by means of cash on hand or short-term borrowings under the Company's existing bank lines. At the completion of construction and commencement of the lease, short-term borrowings used in the construction phase are generally refinanced with new long-term debt, including Medium Term Notes ("MTNs"), or with equity offerings.

The following table summarizes the MTN financing activities during 1997 and 1998:

Amount
    Date            Maturity      Coupon Rate          Issued/(Redeemed)
    ---------------------------------------------------------------------
    March 1997      10 years      7.30%                $  10,000,000
    April 1997      10 years      7.62%                   10,000,000
    June 1997       ---           10.20% - 10.30%        (12,500,000)
    February 1998   ---           9.88%                  (10,000,000)
    March 1998      5 years       6.66%                   20,000,000
    April 1998      ---           9.48%                   (1,000,000)
    May 1998        ---           9.44%- 9.62%            (6,500,000)

During June 1998, the Company issued $200 million of 6.875% MandatOry Par Put Remarketed Securities ("MOPPRS") due June 8, 2015 which are subject to mandatory tender on June 8, 2005. The Company received total proceeds of approximately $203,000,000 (including the present value of the put option associated with the debt) which was used to repay borrowings under the Company's revolving lines of credit. The weighted average cost of the debt including the amortization of the option and offering expenses is 6.77%. The MOPPRS are senior, unsecured obligations of the Company.

During the past year, the Company has completed three equity offerings. On September 26, 1997, the Company issued $60,000,000, 7-7/8% Series A Cumulative Redeemable Preferred Stock. During December 1997, the Company raised $55,000,000 of equity in a common stock offering of 1,437,500 shares at $38.3125 per share. During April 1998, the Company sold 698,752 shares of common stock in a common stock offering at $33.2217 per share. The net proceeds of $57,810,000, $51,935,000 and $23,000,000 from the preferred and common stock offerings, respectively, were utilized to pay down short-term borrowings under the Company's revolving lines of credit.

At June 30, 1998, stockholders' equity in the Company totaled $460,251,000 and the debt to equity ratio was 1.30 to 1. For the six months ended June 30, 1998, FFO (before interest expense) covered Interest Expense 3.81 to 1.

During June 1998, the Company registered $600,000,000 of debt and equity securities under a shelf registration statement filed with the Securities and Exchange Commission. The Company also had approximately $52,900,000 available under its Series B and C MTN programs, for a total of $652,900,000 available as of June 30, 1998. These amounts may be issued from time to time in the future based on Company needs and then existing market conditions. On October 22, 1997, the Company renegotiated its line of credit with a group of seven banks. The Company now has two revolving lines of credit, one for $100,000,000 that expires on October 22, 2002 and one for $50,000,000 that expires on October 22, 1998. As of June 30, 1998, the Company also had $141,000,000 available on its
$150,000,000 revolving   lines  of  credit.   The  Company's  Senior  Notes  and
Convertible Subordinated Notes have been rated investment grade by debt rating agencies since 1986. Current ratings are as follows:

                    Moody's     Standard & Poor's     Duff & Phelps
                    --------------------------------------------------
Senior Notes             Baa1            BBB+               A-
Convertible
  Subordinated Notes     Baa2            BBB               BBB+


Since inception in May 1985, the Company has recorded approximately $640,479,000 in cumulative FFO. Of this amount, a total of $537,675,000 has been distributed to stockholders as dividends on common stock. The balance of $102,804,000 has been retained, and has been an additional source of capital for the Company.

At June 30, 1998, the Company held approximately $40,000,000 in irrevocable letters of credit from commercial banks to secure the obligations of many lessees' lease and borrowers' loan obligations. The Company may draw upon the letters of credit if there are any defaults under the leases and/or loans. Amounts available under letters of credit change based upon facility operating conditions and other factors and such changes may be material.

The second quarter 1998 dividend of $0.65 per common share or $20,124,000 in the aggregate was paid on May 20, 1998. Total dividends paid during the six months ended June 30, 1998 as a percentage of FFO for the corresponding period was 85%.
The   Company  declared  a  third  quarter dividend of $0.66 per common share or approximately $20,436,000 in the aggregate, to be paid on August 20, 1998.

The   Company   has  concluded  a  significant  number  of  "facility  rollover"
transactions in 1995, 1996, 1997 and 1998 on properties that have been under long-term leases and mortgages. "Facility rollover" transactions principally include lease renewals and renegotiations, exchanges, sales of properties, and, to a lesser extent, payoffs on mortgage receivables.

                                                                Annualized
                                                            Increase/(Decrease)
Year                                                               In FFO
-----                                                       -------------------
1995   Completed 20 facility rollovers including the sale
       of ten facilities with concurrent "seller financing"
       for a gain of $23,550,000.                                   $  900,000

1996   Completed 20 facility rollovers including the sale
       of nine facilities in Missouri and the exchange of
       the Dallas Rehabilitation Institute for the HealthSouth
       Sunrise Rehabilitation Hospital in Fort Lauderdale,
       Florida.                                                     (1,200,000)

1997   Completed 12 facility rollovers.                             (1,600,000)

1998   Completed or agreed to complete 28 facility rollovers.       (1,600,000)


Through December 31, 2000, the Company has 39 more facilities that are subject to lease expiration, mortgage maturities or purchase options (which manage-ment believes may be exercised) representing approximately 18% of annualized revenues. During 1997, the Company concluded agreements with Tenet and Beverly Enterprises, Inc. ("Beverly") that resulted in their forbearance or waiver of certain renewal and purchase options and related rights of first refusal on up to 57 facilities leased to New Vencor and Beverly, of which 27 facilities had leases expiring through December 31, 2000. As part of these agreements, continued ownership of most of the facilities will remain with the Company. As a result of the forbearance or waiver of these options, the Company believes that, based upon recent operating results, it has increased or may be able to increase rents on approximately 12 facilities whose lease terms expire between 1998 and 2001; however, there can be no assurance that the Company will be able to realize any increased rents. The Company has completed certain facility rollovers earlier than the scheduled lease expirations or mortgage maturities and will continue to pursue such opportunities where it is advantageous to do so.

Management believes that the Company's liquidity and sources of capital are adequate to finance its operations as well as its future investments in additional facilities.

YEAR 2000 ISSUE

Management believes it does not have any significant exposure to Year 2000 issues with respect to its own accounting and information systems and has reasonable assurance that its own systems are compliant with Year 2000. During the second quarter of 1998, the Company commenced a survey of its investment banks, commercial banks, primary lessees and major vendors in order to assess what preparations each has made to deal with the issue. Through this process the Company hopes to find out what potentially detrimental exposures that these third parties, and therefore the Company, need to be prepared for before the end of 1999. The Company, therefore, is not able to determine whether the Year 2000 issue will have a material adverse effect on the Company or its future operations.

CAUTIONARY LANGUAGE REGARDING FORWARD LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q that are not historical factual statements are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements include, among other things, statements regarding the intent, belief or expectations of the Company and its officers and can be identified by the use of terminology such as "may", "will", "expect", "believe", "intend", "plan", "estimate", "should" and other comparable terms or the negative thereof. In addition, the Company, through its senior management, from time to time makes forward looking oral and written public statements concerning the Company's expected future operations and other developments. Shareholders and investors are cautioned that, while forward looking statements reflect the Company's good faith beliefs and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties. Actual results may differ materially from the expectations contained in the forward looking statements as a result of various factors. Such factors include (i) legislative, regulatory, or other changes in the healthcare industry at the local, state or federal level which increase the costs of or otherwise affect the operations of the Company's lessees; (ii) changes in the reimbursement available to the Company's lessees and mortgagors by governmental or private payors, including changes in Medicare and Medicaid payment levels and the availability and cost of third party insurance coverage; (iii) competition for lessees and mortgagors, including with respect to new leases and mortgages and the renewal or roll-over of existing leases; (iv) competition for the acquisition and financing of health care facilities; (v) the ability of the Company's lessees and mortgagors to operate the Company's properties in a manner sufficient to maintain or increase revenues and to generate sufficient income to make rent and loan payments; and, (vi) changes in national or regional economic conditions, including changes in interest rates and the availability and cost of capital to the Company.

                          PART II.   OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

          The Company held its annual stockholders meeting on May 12, 1998. The following matters were voted upon at the meeting:

       1. Election of Directors
          ----------------------
                                        Votes Cast
                                        ----------
                                                            Against or
          Name of Director Elected            For           Withheld
          ------------------------      ---------------     ----------

          Paul V. Colony                  27,387,706          291,397
          Peter L. Rhein                  27,387,800          291,303

          Name of Each Other Director
          Whose Term of Office as Director
          Continued After the Meeting
          --------------------------------

          Robert R. Fanning, Jr.
          Michael D. McKee
          Orville E. Melby
          Harold M. Messmer, Jr.
          Kenneth B. Roath

       2. Ratification of Arthur Andersen LLP
          As the Company's Independent
          Accountants for the Fiscal Year
          Ending December 31,1998
          -----------------------------------

          For       Against   Abstain
          ------------------------------

          27,212,446 344,437  122,220


Item 6.  Exhibits and Reports on Form 8-K
         ----------------------------------

         a)    Exhibits:

               27   Financial Data Schedule


         b)    Reports on Form 8-K:

        On April 16, 1998, the Company filed a Report on Form 8-K with the Securities and Exchange Commission ("SEC") regarding the press release announcing the Company's operating results for the quarter ended March 31, 1998.

        On April 23, 1998, the Company filed a Report on Form 8-K with the SEC regarding the Purchase Agreement with Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated pursuant to which the Company agreed to issue and sell up to 698,752 shares of the Company's common stock.

        On June 3, 1998, the Company filed a Report on Form 8-K with the SEC regarding the Purchase Agreement with Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Nationsbanc Montgomery Securities LLC and Salomon Brothers Inc., pursuant to which the Company agreed to issue and sell up to $200,000,000 aggregate principal amount of the Company's 6.875% MandatOry Par Put Remarketed Securities due June 8, 2015 (the "MOPPRS").

        On June 17, 1998, the Company filed a Report on Form 8-K with the SEC regarding the acquisition on nine long-term care facilities and 33 clinics in 11 separate transactions at an aggregate purchase price of approximately $99,800,000.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 7, 1998    HEALTH CARE PROPERTY INVESTORS, INC.
                         (REGISTRANT)



                         /s/  James G. Reynolds
                         ---------------------------
                         James G. Reynolds
                         Executive Vice President
                         and Chief Financial Officer
                         (Principal Financial Officer)


                         /s/  Devasis Ghose
                         ---------------------------
                         Devasis Ghose
                         Senior Vice President-Finance
                         and Treasurer
                         (Principal Accounting Officer)