Form 10-Q/A
period 1998-06-30
HEALTH CARE PROPERTY INVESTORS INC
filed 1998-08-19
CIK 765880

----------------------------------------------------------------------------

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

Based upon a recent press release, New Vencor's revenue, loss excluding non-recurring transactions and net loss for the three months ended June 30, 1998 (which includes the combined results of the predecessor company for all periods prior to May 1, 1998) were approximately $778.7 million, $23.5 million and $101.4 million, respectively.

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


Date:  August 18, 1998    HEALTH CARE PROPERTY INVESTORS, INC.
                          (REGISTRANT)



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