Form 10-Q
period 1998-09-30
HEALTH CARE PROPERTY INVESTORS INC
filed 1998-11-13
CIK 765880

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 1998.

                                       OR

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934.For the transition period from ..... to .......

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

                             ----------------------

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No[ ]

          As of November 12, 1998 there were 30,986,736 shares of $1.00 par value common stock outstanding.

                      HEALTH CARE PROPERTY INVESTORS, INC.

                                      INDEX

                         PART I.  FINANCIAL INFORMATION


                                                                       PAGE NO.
Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets
          September 30, 1998 and December 31, 1997 . . . . . . . . . . . . 2

          Condensed Consolidated Statements of Income
          Nine Months and Three Months Ended September 30, 1998 and 1997 . 3

          Condensed Consolidated Statements of Cash Flows
          Nine Months Ended September 30, 1998 and 1997. . . . . . . . . . 4

          Notes to Condensed Consolidated Financial Statements . . . . . . 5


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations. . . . . . . . . . 11




PART II.  OTHER INFORMATION

     Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18

                      HEALTH CARE PROPERTY INVESTORS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                              (Amounts in thousands)


                                                             September 30,          December 31,
                                                                  1998                  1997
                                                            ---------------      ---------------
Assets
Real Estate Investments
     Buildings and Improvements                                $  983,284            $  837,857
     Accumulated Depreciation                                    (188,796)             (170,502)
                                                               ----------            ----------
                                                                  794,488               667,355
     Construction in Progress                                      19,517                19,627
     Land                                                         131,112                99,520
                                                               ----------            ----------
                                                                  945,117               786,502
Loans Receivable                                                  145,471               125,381
Investments in and Advances to Joint Ventures                      50,377                14,241
Other Assets                                                       15,300                10,756
Cash and Cash Equivalents                                          83,027                 4,084
                                                               ----------            ----------
Total Assets                                                   $1,239,292            $  940,964
                                                               ==========            ==========

Liabilities and Stockholders' Equity
Bank Notes Payable                                             $     ---             $   66,900
Senior Notes Payable                                              471,020               275,023
Convertible Subordinated Notes Payable                            100,000               100,000
Mortgage Notes Payable                                             14,910                10,935
Accounts Payable, Accrued Liabilities and Deferred Income          39,661                23,492
Minority Interests in Joint Ventures                               20,830                22,345
Stockholders' Equity:
     Preferred Stock                                              187,847                57,810
     Common Stock                                                  30,972                30,216
     Additional Paid-In Capital                                   432,972               408,924
     Cumulative Net Income                                        504,860               444,759
     Cumulative Dividends                                        (563,780)             (499,440)
                                                               ----------             ---------
Total Stockholders' Equity                                        592,871               442,269
                                                               ----------            ----------
Total Liabilities and Stockholders' Equity                     $1,239,292            $  940,964
                                                               ==========            ==========


See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                      HEALTH CARE PROPERTY INVESTORS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                (Amounts in thousands, except per share amounts)

                                                 Three Months                     Nine Months
                                             Ended September 30,               Ended September 30,
                                        ---------------------------        ---------------------------
                                            1998           1997                1998           1997
                                        ------------    -----------        ------------    -----------
Revenue
Base Rental Income                        $ 30,075       $  23,567           $  83,647      $  68,337
Additional Rental and Interest Income        5,483           5,208              16,339         15,821
Interest and Other Income                    6,608           3,532              16,462         10,767
                                         ---------       ---------           ---------      ---------
                                            42,166          32,307             116,448         94,925
                                         ---------       ---------           ---------      ---------

Expense
Interest Expense                            10,291           7,447              26,727         21,407
Depreciation/Non Cash Charges                8,366           6,521              23,750         19,056
Facility Operating Expenses                  1,466             ---               3,211            ---
Other Expenses                               2,488           1,875               6,292          5,511
                                         ---------       ---------           ---------      ---------
                                            22,611          15,843              59,980         45,974
                                         ---------       ---------           ---------      ---------

Income From Operations                      19,555          16,464              56,468         48,951
Minority Interests                            (889)           (845)             (3,109)        (2,866)
Gain on Sale of Real Estate Properties       6,230             ---               6,742          2,047
                                         ---------       ---------           ---------      ---------
Net Income                               $  24,896       $  15,619            $ 60,101      $  48,132

Dividends to Preferred Stockholders         (2,060)            (66)             (4,422)           (66)
                                         ---------       ---------           ---------      ---------

Net Income Applicable to Common Shares   $  22,836       $  15,553            $ 55,679       $ 48,066
                                         =========       =========           =========      =========

Basic Earnings Per Common Share          $    0.74       $    0.54            $   1.82       $   1.67
                                         =========       =========           =========      =========

Diluted Earnings Per Common Share        $    0.72       $    0.54            $   1.81       $   1.66
                                         =========       =========           =========      =========
Weighted Average Shares
 Outstanding - Basic                        30,965          28,721              30,666         28,711
                                         =========       =========           =========      =========
Weighted Average Shares
 Outstanding - Diluted                      33,869         28,940               33,601         28,895
                                         =========       =========           =========      =========


See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                      HEALTH CARE PROPERTY INVESTORS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                             (Amounts in thousands)



                                                             Nine Months
                                                           Ended September 30,
                                                      ---------------------------
                                                         1998           1997
                                                      ------------   ------------

Cash Flows From Operating Activities:
  Net Income                                             $ 60,101       $ 48,132
  Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
     Real Estate Depreciation                              21,403         16,664
     Non Cash Charges                                       2,301          2,392
     Joint Venture Adjustments                                233           (552)
     Gain on Sale of Real Estate Properties                (6,742)        (2,047)
  Changes in:
     Operating Assets                                      (1,974)        (1,550)
     Operating Liabilities                                 14,973          4,400
                                                         --------       --------
Net Cash Provided By Operating Activities                  90,295         67,439
                                                         ========       ========

Cash Flows From Investing Activities:
  Acquisition of Real Estate                             (185,594)       (96,456)
  Assumption of Debt on Acquisition of Real Estate          5,065            ---
  Proceeds from Sale of Real Estate Properties             11,703          8,624
  Advances to Joint Ventures/Partnerships                 (36,583)           ---
  Other Investments and Loans                             (21,248)         1,084
                                                         --------       --------
Net Cash Used In Investing Activities                    (226,657)       (86,748)
                                                         ========       ========

Cash Flows From Financing Activities:
  Net (Decrease) Increase in Bank Notes Payable           (66,900)         7,400
  Repayment of Senior Notes Payable                       (22,500)       (12,500)
  Issuance of Senior Notes Payable                        218,154         19,876
  Cash Proceeds from Issuing Preferred Stock              130,037         57,810
  Cash Proceeds from Issuing Common Stock                  23,566            416
  Decrease in Minority Interests                           (1,000)           ---
  Periodic Payments on Mortgages                             (761)          (722)
  Dividends Paid                                          (64,340)       (52,548)
  Other Financing Activities                                 (951)          (214)
                                                         --------       --------
Net Cash Provided By Financing Activities                 215,305         19,518
                                                         ========       ========

Net Increase In Cash And Cash Equivalents                  78,943            209
Cash And Cash Equivalents, Beginning Of Period              4,084          2,811
                                                        ---------       --------
Cash And Cash Equivalents, End Of Period                $  83,027       $  3,020
                                                        =========       ========


See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                      HEALTH CARE PROPERTY INVESTORS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998

                                   (Unaudited)


(1)  SIGNIFICANT ACCOUNTING POLICIES

We, the management of Health Care Property Investors, Inc., believe that the unaudited financial information contained in this report reflects all adjustments that are necessary to state fairly the financial position, the results of operations, and cash flows of the Company. The Company is defined as Health Care Property Investors, Inc. and its affiliated subsidiaries and joint ventures. We presume that users of this interim financial information have read or have access to the audited financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the preceding fiscal year ended December 31, 1997. Therefore, notes to the financial statements and other disclosures that would repeat the disclosures contained in our most recent annual report to security holders have been omitted. This interim financial information does not necessarily represent a full year's operations for various reasons including acquisitions, changes in rents and interest rates, and the timing of debt and equity financings.

Facility Operations:

During 1997 and 1998, we purchased 90 - 100 percent ownership interests in nine medical office buildings ("MOBs") that are operated by independent property management companies on our behalf. We lease these facilities to multiple tenants under gross or triple net leases. Any income relating to these properties, other than rental income, is recorded as facility operating revenue and is included in Interest and Other Income. Expenses related to the operation of these facilities are recorded as Facility Operating Expenses.

Reclassifications:

We have made reclassifications, where necessary, for comparative financial statement presentations.

(2)  MAJOR OPERATORS

Listed below are the Company's major operators and the percentage of annualized revenue from these operators and their subsidiaries. Each of these operators is subject to the informational filing requirements of the Securities Exchange Act of 1934, as amended, and accordingly file periodic financial statements on Form 10-K and 10-Q with the Securities and Exchange Commission. We obtained all of the financial and other information discussed below from these filings or from other publicly available information.

                                                                 Percentage of
                                                Annualized        Annualized
Operators                                        Revenue         Total Revenue
------------                                   -------------    -----------------
                                              (in thousands)
HealthSouth Corporation                             $ 12,134          7%
Vencor, Inc. ("New Vencor")                           11,949          7
Emeritus Corporation                                  11,164          7
Centennial Healthcare Corporation                      8,917          5
Columbia/HCA Healthcare Corp.                          8,214          5
Tenet Healthcare Corporation ("Tenet")                 7,762          5


On May 1, 1998, Vencor, Inc. ("Old Vencor") completed a spinoff transaction pursuant to which it became two publicly held entities-Ventas, Inc. ("Ventas"), a real estate company which intends to qualify as a REIT, and New Vencor, a healthcare company. New Vencor currently leases 40 of the Company's properties, of which 17 are leased to various sublessees. Both Ventas and New Vencor are responsible for payments due under the New Vencor leases and substantially all of the New Vencor leases are guaranteed by Tenet.

Based upon public reports, Old Vencor's revenue and net income for the year ended December 31, 1997 were approximately $3.1 billion and $130.9 million, respectively; Old Vencor's total assets and stockholders' equity as of December 31, 1997 were approximately $3.3 billion and $905.4 million, respectively.

Based upon a recent press release issued by New Vencor, for the three months ended September 30, 1998, New Vencor had revenue of approximately $718.1 million and a net loss, excluding non-recurring transactions, of approximately $1.1 million. For the nine months ended September 30, 1998, New Vencor had revenue of approximately $2.3 billion and a net loss (including an extraordinary loss of $77.9 million) of approximately $44.9 million.

Based upon a recent press release issued by Ventas, Ventas' revenue, income from operations and net income for the three months ended September 30, 1998 were approximately $56.2 million, $13.0 million and $12.9 million, respectively. As of September 30, 1998, Ventas had total assets of $960.0 million and a stockholders' deficit of $24.2 million.

Tenet leases and those guaranteed by Tenet represented approximately 16% of the Company's total annualized revenue as of September 30, 1998. During 1998, 14 of the New Vencor leases that were guaranteed by Tenet expired. All of the related properties have been re-leased, have agreements to re-lease in place with other operators, or have other agreements in principle and will no longer be guaranteed by Tenet.

Based upon a recent press release issued by Emeritus, for the three months ended September 30, 1998, Emeritus had revenue of approximately $39.0 million and a net loss of approximately $7.1 million. For the nine months ended September 30, 1998, Emeritus had revenue of $110.8 million and a net loss of $25.0 million. Based upon public reports, as of June 30, 1998, Emeritus had total assets of $212.0 million and a stockholders' deficit of $26.9 million.

(3)  GAIN ON SALE OF REAL ESTATE

The Company sold three facilities and a partnership interest in another facility during the third quarter, resulting in a gain of $6,230,000. In addition, three financing leases and a mortgage loan receivable were paid off.


(4)  ISSUANCE OF PREFERRED STOCK

On September 4, 1998, the Company issued 5,385,000 shares of 8.70% Series B Cumulative Redeemable Preferred Stock which generated net proceeds of $130,000,000 (net of underwriters' discount and other offering expenses).
Dividends on the Preferred Stock are payable quarterly in arrears in March, June, September and December, commencing with the quarter ending September 30, 1998. The Preferred Stock is not redeemable prior to September 30, 2003, after which date the Preferred Stock may be redeemable at par ($25 per share or $134,625,000 in the aggregate) any time for cash at the option of the Company. The Preferred Stock has no stated maturity, will not be subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company. The proceeds were used to pay off short-term bank debt. The remainder was invested in short-term investments pending future acquisition and development activity.

(5)  STOCKHOLDERS' EQUITY

The following tabulation is a summary of the activity for the Stockholders' Equity account for the nine months ended September 30, 1998 (amounts in thousands):


                                  Preferred Stock                Common Stock
                                  -----------------     ---------------------------------
                                                                      Par     Additional                                     Total
                                 Number of             Number of     Value      Paid-In     Cumulative    Cumulative   Stockholders'
                                   Shares    Amount     Shares       Amount     Capital     Net Income    Dividends         Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance,
    December 31, 1997              2,400    $57,810      30,216     $30,216    $408,924      $444,759     $(499,440)      $442,269
Issuance of Preferred Stock, Net   5,385    130,037                                                                        130,037
Issuance of Common Stock, Net                               756         756      24,048                                     24,804
Net Income                                                                                     60,101                       60,101
Dividends Paid - Preferred Shares                                                                            (4,422)        (4,422)
Dividends Paid - Common Shares                                                                              (59,918)       (59,918)
-----------------------------------------------------------------------------------------------------------------------------------
Balance,
   September 30, 1998              7,785   $187,847      30,972     $30,972    $432,972      $504,860     $(563,780)      $592,871
===================================================================================================================================

(6)  EARNINGS PER COMMON SHARE

The Company adopted Statement of Financial Accountings Standards No. 128, Earnings Per Share, effective December 15, 1997. As a result, both basic and diluted earnings per common share are presented for each of the quarters and nine months ended September 30, 1998 and 1997. In prior years, only basic earnings per common share was disclosed. Basic earnings per common share is computed by dividing net income applicable to common shares by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is calculated including the effect of dilutive securities. Options to purchase shares of common stock that had an exercise price in excess of the average market price of the common stock during the period were not included because they are not dilutive. The convertible debt was included only in those periods when the effect on earnings per common share was dilutive.

(Amounts in thousands except per share amounts)

                                                  For the Three Months Ended                For the Nine Months Ended
                                                  ----------------------------            ------------------------------
                                                                      Per Share                                Per Share
September 30, 1998                                Income    Shares     Amount             Income    Shares      Amount
------------------------------------------------------------------------------------------------------------------------

Basic Earnings Per Common Share:
Net Income Applicable to Common Shares         $ 22,836    30,965       $ 0.74         $ 55,679    30,666       $ 1.82
                                                                        ======                                  ======
Dilutive Options                                    ---       142                           ---       172
Interest and Amortization applicable to
   Convertible Debt                               1,599     2,645                         4,798     2,645
Non Managing Member Units                            77       117                           230       118    ---
                                                -------   -------                       -------    ------

Diluted Earnings Per Common Share:
Net Income Applicable to Common
   Shares Plus Assumed Conversions             $ 24,512    33,869       $ 0.72         $ 60,707    33,601       $ 1.81
                                                                        ======                                  ======

                                                  For the Three Months Ended                 For the Nine Months Ended
                                                  ----------------------------            ------------------------------
                                                                      Per Share                                 Per Share
September 30, 1997                                Income    Shares     Amount             Income    Shares       Amount
------------------------------------------------------------------------------------------------------------------------

Basic Earnings Per Common Share:
Net Income Applicable to Common Shares         $ 15,553    28,721       $ 0.54         $ 48,066    28,711       $ 1.67
                                                                        ======                                 =======
Dilutive Options                                    ---       219                           ---       184
                                                -------   -------                       -------   -------

Diluted Earnings Per Common Share:
Net Income Applicable to Common
  Shares Plus Assumed Conversions              $ 15,553    28,940       $ 0.54         $ 48,066    28,895       $ 1.66
                                                                        ======                                  ======


(7)  FUNDS FROM OPERATIONS

We are required to report information about our operations on the basis that we use internally to measure performance under Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise, effective beginning in 1998.

We believe that Funds From Operations ("FFO") is our most important supplemental measure of operating performance. Because the historical cost accounting convention used for real estate assets requires straight-line depreciation (except on land) such accounting presentation implies that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen and fallen with market conditions, presentations of operating results for a real estate investment trust that uses historical cost accounting for depreciation could be less informative. The term FFO was designed by the real estate investment trust industry to address this problem.

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

Below are summaries of the calculation of FFO and FFO per share of common stock (all amounts in thousands except per share amounts):

                                                   Three Months                   Nine Months
                                               Ended September 30,              Ended September 30,
                                           ---------------------------     ---------------------------
                                               1998           1997             1998           1997
                                           ------------    -----------     ------------    -----------
Net Income Applicable to Common Shares       $  22,836       $  15,553       $  55,679       $ 48,066
Real Estate Depreciation and Amortization        7,512           5,692          21,403         16,664
Joint Venture Adjustments                          189            (168)            233           (552)
Gain on Sale of Real Estate Properties          (6,230)            ---          (6,742)        (2,047)
                                             ---------       ---------       ---------       --------
Funds From Operations                        $  24,307        $ 21,077        $ 70,573       $ 62,131
                                             =========       =========       =========       ========

                                                  For the Three Months Ended               For the Nine Months Ended
                                                  ----------------------------            ------------------------------
                                                                      Per Share                                Per Share
September 30, 1998                                FFO       Shares     Amount             FFO       Shares      Amount
------------------------------------------------------------------------------------------------------------------------

Basic Funds From Operations per Share:         $ 24,307    30,965       $ 0.78         $ 70,573    30,666       $ 2.30
                                                                        ======                                  ======
Interest and Amortization applicable to
    Convertible Debt                              1,599     2,645                         4,798     2,645
Dilutive Options                                    ---       142                           ---       172
Non Managing Member Units                            77       117                           230       118
                                                -------   -------                      --------   -------
Diluted Funds From Operations per
    Share:                                     $ 25,983    33,869       $ 0.77         $ 75,601    33,601       $ 2.25
                                                                        ======                                  ======


September 30, 1997
--------------------------------------
Basic Funds From Operations per Share:         $ 21,077    28,721       $ 0.73         $ 62,131    28,711       $ 2.16
                                                                        ======                                  ======
Interest and Amortization applicable to
    Convertible Debt                              1,599     2,645                         4,798     2,645
Dilutive Options                                    ---       219                           ---       184
                                                -------   -------                       -------   -------
Diluted Funds From Operations per
    Share:                                     $ 22,676    31,585       $ 0.72         $ 66,929    31,540       $ 2.12
                                                                        ======                                  ======

(8)  COMMITMENTS

As of November 2, 1998, the Company has acquired real estate properties and has outstanding commitments to fund development of facilities on those properties of approximately $84,000,000.

The Company is also committed to acquire approximately $268,000,000 of existing health care real estate. The Company expects that a significant portion of these commitments will be funded; however, experience suggests that some committed transactions will not close. The letters of intent representing such commitments permit either party to elect not to go forward with the transaction under various circumstances. We may not close committed transactions for various reasons including unsatisfied pre-closing conditions, competitive financing sources, final negotiation differences or the operator's inability to obtain required internal or governmental approvals.

(9)  NEW PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Statement 133 is effective for fiscal years beginning after June 15, 1999, although earlier implementation is allowed.

We have not yet quantified the impacts of adopting Statement 133 on our financial statements and have not determined the timing of or method of our adoption of Statement 133. However, the effect is not expected to be material.

During May 1998, the Emerging Issues Task Force (EITF) Issue No. 98-9, Accounting for Contingent Rent in Interim Financial Periods, was released. The issue as it relates to the Company is how we as a lessor should account for contingent rental income during interim periods that is based on future specified targets within our fiscal year. In other words, if the target revenue on which contingent rents are based has not yet been achieved for the current year, the contingent rent should not be recognized. Recognition would be allowed once the specified target is reached.

Because the vast majority of our contingent rents are based on quarterly revenues, we feel that our current policy of recognizing additional rent on a quarterly basis is proper. Therefore the effect of adopting EITF 98-9 is not material to our financial condition or results of operations.

(10)  SUBSEQUENT EVENTS

On October 20, 1998 the Board of Directors declared a quarterly dividend of $0.67 per common share payable on November 20, 1998, to shareholders of record on the close of business on November 3, 1998.

The Board of Directors also declared a cash dividend of $0.492188 per share on its Series A cumulative preferred stock and $0.54375 per share on its Series B cumulative preferred stock. These dividends will be paid on December 31, 1998 to shareholders of record as of the close of business on December 15, 1998.

                       HEALTH CARE PROPERTY INVESTORS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


GENERAL

The Company is in the business of acquiring health care facilities that we lease on a long-term basis to health care providers. On a more limited basis, we have provided mortgage financing on health care facilities. As of September 30, 1998, the Company's portfolio of properties, including equity investments, consisted of 302 facilities located in 42 states. These facilities are comprised of 145 long-term care facilities, 83 congregate care and assisted living facilities, 39 physician group practice clinics, 21 medical office buildings, seven acute care hospitals, six freestanding rehabilitation facilities and one psychiatric care facility. The gross acquisition price of the properties, which includes joint venture acquisitions, was approximately $1,343,000,000 at September 30, 1998.

We have commitments to purchase and construct health care facilities totaling approximately $352,000,000 for funding during 1998 and 1999. We expect that a significant portion of these commitments will be funded but that a portion may not be funded (see Note (8) to the Condensed Consolidated Financial Statements).

RESULTS OF OPERATIONS

Net Income applicable to common shares for the three and nine months ended September 30, 1998 totaled $22,836,000 and $55,679,000 or $0.72 and $1.81 of diluted earnings per share on revenue of $42,166,000 and $116,448,000, respectively. This compares to $15,553,000 and $48,066,000 or $.54 and $1.66 of diluted earnings per share on revenue of $32,307,000 and $94,925,000, respectively, for the same periods in 1997. Net Income for the three and nine months ended September 30, 1998 included a $6,230,000 and $6,742,000, or $0.18 and $0.20 per diluted share, gain on the sale of real estate properties. Net Income for the nine months ended September 30, 1997 included a $2,047,000 or $0.07 per diluted share gain on the sale of real estate properties.

Base Rental Income for the three and nine months ended September 30, 1998 increased by $6,508,000 and $15,310,000 to $30,075,000 and $83,647,000 as
compared to the same period in the prior year. The majority of the increase in Base Rental Income was generated by new investments of approximately $250,000,000 and $262,000,000 made during 1998 and 1997. Interest and Other
Income for the three and nine months ended September 30, 1998 increased $3,076,000 and $5,695,000 to $6,608,000 and $16,462,000. The increase was primarily from growth in the lending portfolio and from an increase in income from the operations of nine medical office buildings purchased during 1997 and 1998. There were $1,466,000 and $3,211,000 in related Facility Operating Expenses during the three and nine months ended September 30, 1998.

Interest Expense for the three and nine months ended September 30, 1998 increased by $2,844,000 and $5,320,000. The increase is primarily the result of an increase in short-term borrowings used to fund the acquisitions made during 1998 and interest related to the MOPPRS senior debt issuance during June 1998. The increase in Depreciation/Non Cash Charges for the three and nine months ended September 30, 1998 of $1,845,000 and $4,694,000 to $8,366,000
and $23,750,000 is the direct result of the new investments made during 1997 and 1998.

We believe that Funds From Operations ("FFO") is an important supplemental measure of operating performance. (See Note (7) to the Condensed Consolidated Financial Statements.)

FFO for the three and nine months ended September 30, 1998 increased $3,230,000 and $8,442,000 to $24,307,000 and $70,573,000, respectively. The increase is attributable to increases in Base Rental Income and Interest and Other Income, as offset by increases in Interest Expense and Facility Operating Expenses, which are discussed above.

FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income. FFO, as we defined it, may not be comparable to similarly entitled items reported by other real estate investment trusts that do not use the NAREIT definition.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed acquisitions through the sale of common and preferred stock, issuance of long-term debt, assumption of mortgage debt, use of short-term bank lines and through internally generated cash flows. Facilities under construction are generally financed by means of cash on hand or short-term borrowings under our existing bank lines. At the completion of construction and commencement of the lease, short-term borrowings used in the construction phase are generally refinanced with new long-term debt, including Medium Term Notes ("MTNs"), or with equity offerings.

MTN FINANCINGS
---------------

The following table summarizes the MTN financing activities during 1997 and 1998:

                                                           Amount
    Date            Maturity      Coupon Rate          Issued/(Redeemed)
    ---------------------------------------------------------------------

    March 1997       10 years       7.30%              $  10,000,000
    April 1997       10 years       7.62%                 10,000,000
    September 1997   ---            10.20% - 10.30%      (12,500,000)
    February 1998    ---            9.88%                (10,000,000)
    March 1998       5 years        6.66%                 20,000,000
    April 1998       ---            9.48%                 (1,000,000)
    May 1998         ---            9.44%- 9.62%          (6,500,000)
    July 1998        ---            9.70%                 (5,000,000)


SENIOR DEBT OFFERINGS
---------------------

During June 1998, the Company issued $200 million of 6.875% MandatOry Par Put Remarketed Securities ("MOPPRS") due June 8, 2015 which are subject to mandatory tender on June 8, 2005. We received total proceeds of approximately $203,000,000 (including the present value of a put option associated with the debt) which was used to repay borrowings under our revolving lines of credit. The weighted average cost of the debt including the amortization of the option and offering expenses is 6.77%. The MOPPRS are senior, unsecured obligations of the Company.

EQUITY OFFERINGS
----------------

During the past year, we have completed four equity offerings. On September 26, 1997, we issued $60,000,000, 7-7/8% Series A Cumulative Redeemable Preferred Stock. During December 1997 we raised $55,000,000 of equity in a common stock offering of 1,437,500 shares at $38.3125 per share. During April 1998, we sold 698,752 shares of common stock in a common stock offering at $33.2217 per share. On September 4, 1998 we issued $135,000,000, 8.70% Series B Cumulative Redeemable Preferred Stock. We used the net proceeds of $57,810,000, $51,935,000, $23,000,000 and $130,000,000 from the respective equity offerings to pay down or pay off short-term borrowings under the Company's revolving lines of credit. We invested any excess funds in short-term investments until they were needed for acquisitions or development.

At September 30, 1998, stockholders' equity totaled $592,871,000 and the debt to equity ratio was 0.99 to 1.00. For the nine months ended September 30, 1998, FFO (before interest expense) covered Interest Expense 3.64 to 1.00.

AVAILABLE FINANCING SOURCES
---------------------------

During June 1998, the Company registered $600,000,000 of debt and equity securities under a shelf registration statement filed with the Securities and Exchange Commission. As of September 30, 1998 we had $518,280,000 remaining on shelf filings for future financings. Of that amount, we had approximately $202,905,000 available under our MTN senior debt programs. These amounts may be issued from time to time in the future based on Company needs and then existing market conditions. On September 30, 1998 we renegotiated our lines of credit with a group of seven banks. We have two revolving lines of credit, one for $135,000,000 that expires on September 30, 2003 and one for $45,000,000 that expires on September 30, 1999. As of September 30, 1998, the Company had all
$180,000,000 available on these lines of credit.   Since 1986 the debt rating
agencies have rated our Senior Notes and Convertible Subordinated Notes investment grade. Current ratings are as follows:

                    Moody's     Standard & Poor's     Duff & Phelps
                    --------------------------------------------------
Senior Notes             Baa1            BBB+               A-
Convertible
  Subordinated Notes     Baa2            BBB                BBB+

Since inception in May 1985, the Company has recorded approximately $664,786,000 in cumulative FFO. Of this amount, we have distributed a total of $558,111,000 to stockholders as dividends on common stock. We have retained the balance of $106,675,000 and used it as an additional source of capital.

At September 30, 1998, the Company held approximately $41,000,000 in irrevocable letters of credit from commercial banks to secure the obligations of many lessees' lease and borrowers' loan obligations. We may draw upon the letters of credit if there are any defaults under the leases and/or loans. Amounts available under letters of credit could change based upon facility operating conditions and other factors and such changes may be material.

We paid the third quarter 1998 dividend of $0.66 per common share or $20,436,000 in the aggregate on August 20, 1998. Total dividends paid during the nine months ended September 30, 1998, as a percentage of FFO was 85%. The Company declared a fourth quarter dividend of $0.67 per common share or approximately $20,752,000 in the aggregate, payable on November 20, 1998.

FACILITY ROLLOVERS
-------------------

The Company has concluded a significant number of "facility rollover" transactions in 1995, 1996, 1997 and 1998 on properties that have been under long-term leases and mortgages. "Facility rollover" transactions principally include lease renewals and renegotiations, exchanges, sales of properties, and, to a lesser extent, payoffs on mortgage receivables.


                                                                Annualized
                                                            Increase/(Decrease)
Year                                                               In FFO
-----                                                       -------------------
1995   Completed 20 facility rollovers including the sale
       of ten facilities with concurrent "seller financing"
       for a gain of $23,550,000.                                   $  900,000

1996   Completed 20 facility rollovers including the sale
       of nine facilities in Missouri and the exchange of
       the Dallas Rehabilitation Institute for the HealthSouth
       Sunrise Rehabilitation Hospital in Fort Lauderdale,
       Florida.                                                     (1,200,000)

1997   Completed 12 facility rollovers.                             (1,600,000)

1998   Completed or agreed to complete 37 facility rollovers
       including the sale of ten facilities and the payoff of
       three mortgage loans.                                        (2,100,000)


Through December 31, 2000, we have 29 more facilities that are subject to lease expiration, mortgage maturities or purchase options (which management believes may be exercised). These facilities currently represent approximately 13% of annualized revenues.

During 1997, the Company reached agreement with Tenet (the holder of substantially all the option rights of the New Vencor leases) and with Beverly Enterprises, Inc. ("Beverly") whereby they agreed to waive renewal and purchase options, and related rights of first refusal, on up to 57 facilities. As part of these agreements, we have the right to continue to own the facilities. Leases on 27 of those 57 facilities had expiration dates through December 31, 2000. We have increased rents on six of the facilities with leases that have already expired during 1998, and believe we will be able to increase rents on other facilities whose lease terms expire through 2001. However, there can be no assurance that we will be able to realize any increased rents on future rollovers. The Company has completed certain facility rollovers earlier than the scheduled lease expirations or mortgage maturities and will continue to pursue such opportunities where it is advantageous to do so.

We believe that the Company's liquidity and sources of capital are adequate to finance its operations as well as its future investments in additional facilities.

YEAR 2000 ISSUE

The Year 2000 issue is the result of widely used computer programs that identified the year by two digits, rather than by four. It is believed that continued use of these programs may result in widespread computer-generated malfunctions and miscalculations beginning in the year 2000, when the digits "00" are interpreted as "1900." Those miscalculations could cause disruption of operations including the temporary inability to process transactions such as invoices for payment. Those computer programs that identify the year based on all four digits are considered "Year 2000 compliant."

We believe that we do not have significant exposure to Year 2000 issues with respect to our own accounting and information systems or with respect to embedded chips in elevators, security systems or other electronic systems located within our corporate offices. We have been working with our computer consultants to test and continually upgrade our management information systems and we have reasonable assurance from our vendors and outside computer consultants that our financial and other information systems are Year 2000 compliant. The cost to bring our management information systems into Year 2000 compliance has not been material. Any disruption in services at our corporate offices due to failure of embedded chips within our office is not expected to have a material adverse effect on our operations.

Because we believe our own accounting and information systems are substantially Year 2000 compliant, we do not feel there will be material disruption to our transaction processing on January 1, 2000. However, if our primary lessees and mortgagors are not Year 2000 compliant, or if they face disruptions in their cash flows due to Year 2000 issues, we could face significant temporary disruptions in our cash flows after that date. These disruptions could be exacerbated if the commercial banks that process our cash receipts and disbursements and our lending institutions are not Year 2000 compliant.

To address this concern, during the second quarter of 1998, we commenced a survey of our investment banks, commercial banks, primary lessees and mortgagors and major vendors ("Material Third Parties") in order to assess what preparations each has made to deal with the Year 2000 issue with respect to both information technology and embedded microprocessors. In addition we asked each respondent to inform us about their exposure to third party vendors, customers and payors who may not be Year 2000 compliant. Through this process we have been informed by most of those surveyed that they believe that they have computer systems that are or will be Year 2000 compliant by the end of 1999.
All continue to assess their own exposure to the issue. However neither we nor our lessees and mortgagors can be assured that the federal and state governments, upon which they rely for Medicare and Medicaid revenue, will be in compliance in a timely manner. The General Accounting Office has reported that the Health Care Financing Administration ("HCFA"), which runs Medicare, is behind schedule in taking steps to deal with the Year 2000 issue and that it is highly unlikely that all of the Medicare systems will be compliant in time to ensure the delivery of uninterrupted benefits and services into the year 2000. We do not know at this time whether there will in fact be a disruption of Medicare or Medicaid reimbursements to our lessees and mortgagors and we are therefore unable to determine at this time whether the Year 2000 issue will have a material adverse effect on the Company or its future operations.

We are in the process of assessing our exposure to failures of embedded microprocessors in elevators, electrical systems, security systems and the breakdown of other non-information technology due to the Year 2000 issue at a
number of our properties.   Under a significant portion of our leases,
the Company is not responsible for the cost to repair such items and is indemnified by the tenants for losses caused by their operations on the property. For the Medical Office Buildings where the Company may be responsible for repairing such items, we do not believe that the costs of repair will be material to the Company and any such costs will be expensed as incurred.

The Company's exposure to the Year 2000 issue depends primarily on the readiness of our Material Third Parties who, in turn, are dependent upon suppliers, payors and other external parties, all of which is outside the Company's control. Many respondents to our survey indicated that they are in the process of developing contingency plans to cope with disruptions in their business as a result of the Year 2000 issue. We will continue to seek information from these Material Third Parties regarding theirs and as we develop more information, we will determine what contingency plan may be available to the Company.

Readers are cautioned that most of the statements contained in the "Year 2000 Issue" paragraphs are forward looking and should be read in conjunction with the Company's disclosures under the heading "CAUTIONARY LANGUAGE REGARDING FORWARD LOOKING STATEMENTS" set forth below.

CAUTIONARY LANGUAGE REGARDING FORWARD LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q that are not historical factual statements are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements include, among other things, statements regarding the intent, belief or expectations of the Company and its officers and can be identified by the use of terminology such as "may", "will", "expect", "believe", "intend", "plan", "estimate", "should" and other comparable terms or the negative thereof. In addition, the Company, through its senior management, from time to time makes forward looking oral and written public statements concerning the Company's expected future operations and other developments. Shareholders and investors are cautioned that, while forward looking statements reflect the Company's good faith beliefs and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties. Actual results may differ materially from the expectations contained in the forward looking statements as a result of various factors. Such factors include (i) legislative, regulatory, or other changes in the healthcare industry at the local, state or federal level which increase the costs of or otherwise affect the operations of the Company's lessees; (ii) changes in the reimbursement available to the Company's lessees and mortgagors by governmental or private payors, including changes in Medicare and Medicaid payment levels and the availability and cost of third party insurance coverage; (iii) competition for lessees and mortgagors, including with respect to new leases and mortgages and the renewal or roll-over of existing leases; (iv) competition for the acquisition and financing of health care facilities; (v) the ability of the Company's lessees and mortgagors to operate the Company's properties in a manner sufficient to maintain or increase revenues and to generate sufficient income to make rent and loan payments; and, (vi) changes in national or regional economic conditions, including changes in interest rates and the availability and cost of capital to the Company and (vii) the general uncertainty inherent in the Year 2000 issue, particularly the uncertainty of the Year 2000 readiness of third parties who are material to the Company's business, such as public or private healthcare reimbursers, over whom the Company has no control with the result that the Company cannot ensure its ability to timely and cost-effectively avert or resolve problems associated with the Year 2000 issue that may affect its operations and business.

                          PART II.   OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

       a) Exhibits:

          27      Financial Data Schedule
          10.1    Amended and Restated $45,000,000 Revolving Credit
                  Agreement dated as of October 22, 1997 and amended and restated as of September 30, 1998 among Health Care Property
                  Investors, Inc., the banks named herein and The Bank of New
                  York and BNY Capital Markets, Inc.
          10.2    Amended and Restated $135,000,000 Revolving Credit
                  Agreement dated as of October 22, 1997 and amended and restated as of September 30, 1998 among Health Care Property
                  Investors, Inc., the banks named herein and The Bank of New
                  York and BNY Capital Markets, Inc.

       b) Reports on Form 8-K:

          On July 21, 1998, the Company filed a Report on Form 8-K with the Securities and Exchange Commission ("SEC") regarding exhibits required to be filed related to the issuance of $200,000,000 of 6.875% MandatOry Par Put Remarketed Securities due June 8, 2015 (the "MOPPRS"). The exhibits filed were the June 3, 1998 Purchase Agreement, an Officer's Certificate pursuant to Section 301 of the Indenture dated as of September 1, 1993 between the Company and The Bank of New York, as Trustee, establishing the series of securities; the MOPPRS note; and an opinion re tax matters.

          On August 27, 1998, the Company filed a Report on Form 8-K/A which contained the required consent from Arthur Andersen LLP not previously included in the June 17, 1998 8-K which related to the acquisition of nine long-term care facilities and 33 clinics in 11 separate transactions at an aggregate purchase price of approximately $99,800,000.

          On September 29, 1998, the Company filed a Report on Form 8-K with the SEC regarding the following: the distribution agreement with Merrill Lynch et al pursuant to which the Company agreed to sell up to $150,000,000 Medium-Term Notes, Series D; the purchase agreement with Merrill Lynch et al pursuant to which the Company agreed to sell up to 5,750,000 shares of 8.70% series B cumulative redeemable preferred stock; and the September 9, 1998 press release announcing the issuance of the Series B preferred shares.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 12, 1998      HEALTH CARE PROPERTY INVESTORS, INC.
                              (REGISTRANT)


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