Form 10-K/A
period 1997-12-31
HEALTH CARE PROPERTY INVESTORS INC
filed 1999-02-12
CIK 765880

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                   FORM 10-K/A
                                (Amendment No.3)

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1997
                          Commission File Number 1-8895

                      HEALTH CARE PROPERTY INVESTORS, INC.
             (Exact name of registrant as specified in its charter)

               Maryland                           33-0091377
          (State or other jurisdiction of         (I.R.S. Employer
            incorporation or organization)          Identification No.)

                         4675 MacArthur Court, Suite 900
                        Newport Beach, California  92660
                    (Address of principal executive offices)

                 Registrant's telephone number:  (949) 221-0600
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

THE PROPERTIES

     Of the 244 health care facilities in which the Company has an investment as of December 31, 1997, the Company directly owns 180 facilities including 98 long-term care facilities, two rehabilitation hospitals, 63 congregate care and assisted living centers, three acute care hospitals, 11 medical office buildings and three physician group practice clinics.

     The Company has provided mortgage loans in the amount of $115,654,000 on 24 properties, including 15 long-term care facilities, three congregate care and assisted living centers, three acute care hospitals and three medical office buildings. At December 31, 1998, the remaining balance on these loans totaled $101,729,000.

      At December 31, 1997, the Company also had varying percentage interests in several joint ventures and partnerships that together own 40 facilities, as further discussed below:

1. A 77% interest in a joint venture (Health Care Property Partners) which owns two acute care hospitals, one psychiatric facility and 21 long-term care facilities.

2. Interests of between 90% and 97% in four joint ventures (HCPI/San Antonio Ltd. Partnership, HCPI/Colorado Springs Ltd. Partnership, HCPI/Little Rock Ltd. Partnership, HCPI/Kansas City Ltd. Partnership), each of which was formed to own a comprehensive rehabilitation hospital.

3. A 90% interest in a company (Cambridge Medical Property, LLC) formed to own five medical office buildings.

4. An 80% interest in a company (Vista-Cal Associates, LLC) formed to own a long-term care facility.

5. A 50% interest in five partnerships (HCPI/Austin Investors, HCPI/Baton Rouge Investors, HCPI/Rhode Island Investors, HCPI Kenner Ltd. Partnership, HCPI/Longmont Investors), each of which owns a congregate care facility.

6. A 45% interest in a company (Seminole Shores Living Center LLC) formed to own a congregate care facility.

     The following summary of the Company's Properties details certain pertinent information grouped by type of facility and equity interest as of December 31, 1997:

                                          Equity      Number       Number       Total
                                         Interest       of       of Beds/    Investments       Annual
Facility Type                           Percentage  Facilities   Units (1)       (2)       Rents/Interest
---------------------------             ----------  ----------   ----------  -----------   --------------
                                                                             (Dollar Amounts in thousands)
Long-Term Care Facilities                   100%        113         13,658     $  365,475     $  53,989
Long-Term Care Facilities                 77-80          22          2,625         50,975        10,663
                                                     -----------------------------------------------------
                                                        135         16,283        416,450        64,652
                                                     -----------------------------------------------------
Acute Care Hospitals                         100          6            656         53,690         6,047
Acute Care Hospitals                          77          2            356         32,961         7,708
                                                     -----------------------------------------------------
                                                          8          1,012         86,651        13,755
                                                     -----------------------------------------------------
Rehabilitation Hospitals                     100          2            168         27,385         4,167
Rehabilitation Hospitals                   90-97          4            307         45,011         8,175
                                                     -----------------------------------------------------
                                                          6            475         72,396        12,342
                                                     -----------------------------------------------------
Congregate Care & Assisted Living Centers    100         66          5,507        292,776        26,732
Congregate Care & Assisted Living Centers  45-50          6            709          6,902(5)      4,919
                                                     -----------------------------------------------------
                                                         72          6,216        299,678        31,651
                                                     -----------------------------------------------------
Medical Office Buildings (3)                 100         14            ---         85,236         9,308
Medical Office Buildings (3)                  90          5            ---         42,300         4,700
Physician Group Practice Clinics (4)         100          3            ---         48,908         5,010
Psychiatric Facility                          77          1            108          3,018           561
                                                     -----------------------------------------------------
 Totals                                                 244         24,094     $1,054,637     $ 141,979
                                                     =====================================================

(1) Congregate Care and Assisted Living Centers stated in units to give readers an idea of the size of such facilities; all other facilities are stated in beds, except the Medical Office Buildings and the Physician Group Practice Clinics.
(2) Includes partnership investments, and incorporates all partners' assets and construction commitments.
(3)  The Medical Office Buildings encompass approximately 955,000 square feet.
(4) The Physician Group Practice Clinics encompass approximately 437,000 square feet.
(5)  Represents HCPI's net investment.

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


                                                                         Average
                                                 Number                  Private
                                     Number     of Beds/     Average     Patient      Annual     Average
                                       of        Units      Occupancy    Revenue      Rents/    Remaining
Facility Location                  Facilities   (1)            (5)      (2),(5)     Interest      Term
---------------------------        ----------   --------    ----------   --------   ---------   ----------
                                                                                   (Thousands)    (Years)
Long-Term Care Facilities
Alabama                                 1           174        95%         31%        $  903        --
Arkansas                                9           866         77          48         2,203         8
California                             21         2,083         88          50         7,828        10
Colorado                                3           420         93          59         1,824         2
Connecticut                             1           121         97          37           622         2
Florida                                11         1,267         92          55         6,734         6
Illinois                                2           201         86          54           475         4
Indiana                                13         1,709         82          49         6,863        13
Iowa                                    1           201         90          37           656         1
Kansas                                  3           323         89          58         1,776         1
Kentucky                                1           100         97          60           406         4
Louisiana                               1           120         96          37           669         7
Maryland                                3           438         87          28         2,287        20
Massachusetts                           5           615         95          42         2,804         4
Michigan                                3           286         86          61           908         4
Mississippi                             1           120        100           6           358         4
Missouri                                2           393         50          45         1,938         2
Montana                                 1            80         80          47           281         1
New Mexico                              1           102         96          31           307         5
North Carolina                          9         1,056         82          52         3,962         9
Ohio                                    9         1,226         92          54         5,970         3
Oklahoma                                2           207         87          81         1,654         1
Oregon                                  1           110         82          45           332        --
South Carolina                          2            52         90         100           392        13
Tennessee                              10         1,754         97          43         5,170         4
Texas                                  10         1,094         59          35         3,023         3
Washington                              1            84         73          60           290         1
Wisconsin                               8         1,133         84          50         4,017         5
------------------------------------------------------------------------------------------------------------
 Sub-Total                            135        16,335         85          48        64,652         7
------------------------------------------------------------------------------------------------------------
Acute Care Hospitals
Arizona                                 1            21          3         100           375        15
California                              1           182         56          92         3,820         1
Florida                                 1           285         34          92         1,147         5
Louisiana                               2           325         43          92         5,153         5
Texas                                   3           199         38         100         3,260         5
------------------------------------------------------------------------------------------------------------
 Sub-Total                              8         1,012         41          94        13,755         4
------------------------------------------------------------------------------------------------------------
Rehabilitation Facilities
Arizona                                 1            60         74         100         1,917         1
Arkansas                                1            60         74         100         1,874         3
Colorado                                1            64         65         100         1,525         3
Florida                                 1           108         95         100         2,250        14
Kansas                                  1            75         70         100         2,677         1
Texas                                   1           108         64         100         2,099         5
------------------------------------------------------------------------------------------------------------
 Sub-Total                              6           475         75         100        12,342         6
------------------------------------------------------------------------------------------------------------

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

      Through 1997, Tenet was financially responsible to the Company under a guarantee through the primary lease term on four Properties, including the three properties leased to subsidiaries of Tenet. In addition, Tenet has guaranteed all of the properties leased to Vencor (see prior paragraph). However, as discussed in more detail below, as part of an agreement reached between Tenet and the Company during the fourth quarter, Tenet will no longer guarantee the rental revenue on the Vencor facilities beyond the base term of the leases. During 1997, one such lease expired and 14 more will expire during 1998. Tenet is one of the nation's largest health care services companies, providing a broad range of services through the ownership and management of health care facilities. Based upon public reports filed by Tenet with the SEC, for the six months ended November 30, 1997, Tenet reported net operating revenue and net income of approximately $4.8 billion and $254 million, respectively. At November 30, 1997, Tenet's total assets and shareholders' equity were approximately $12.1 billion and $3.5 billion, respectively. Based on public reports filed by Tenet with the SEC, for the year ended May 31, 1997, Tenet reported net operating revenue and net loss of approximately $8.7 billion and $254 million, respectively, and total assets and shareholders' equity of approximately $11.7 billion and $3.2 billion, respectively. For certain additional financial data with respect to Tenet, see Appendix I, attached hereto.

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

      Vencor, Tenet, Beverly, HealthSouth, Columbia and Emeritus are subject to the informational filing requirements of the Securities Exchange Act of 1934, as amended, and accordingly file periodic financial statements on Form 10-K and Form 10-Q with the SEC. All of the financial and other information presented herein with respect to such companies was obtained from such publicly filed reports, except where indicated where certain additional information was obtained from press releases issued by those companies.

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

      A table recapping Lease expirations, mortgage maturities, properties subject to purchase options and financial underperformance follows:


              Current Annualized Revenues of
   -----------------------------------------------------
           Properties Subject to
             Lease Expirations,
            Purchase Options and      Properties Subject       Possible Revenue
            Mortgage Maturities      to Purchase Options    (Loss)/Gains at Lease
    Year            (1)                      (2)              Expiration(3),(4)
   -----   ---------------------     -------------------    ----------------------
            (Amounts in thousands, except percentages)         %          Amount
                                                            -------     ----------
    1998          $  10,369              $   3,177           (0.6)       $   (800)
    1999             19,103                 12,298           (1.9)         (2,600)
    2000             10,794                  9,666           (1.2)         (1,600)
    2001             17,035                  7,599            0.2             300
    2002              9,705                  1,514            0.5             700
Thereafter           67,601                 59,356             --              --
                  ---------              ---------           -----        -------
                  $ 134,607              $  93,610           (3.0)        $ 4,000
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

(4) The Company estimates that in addition to the possible reduction in income from Lease expirations, it may also have a reduction of approximately $400,000 in 1998 due to the reinvestment of cash received from mortgage maturities and exercises of purchase options. This amount is calculated based on current interest rate levels and is not estimated in years subsequent to 1998 due to the unpredictable levels of interest rates and their impact on Lessees' purchase options and mortgage maturities.

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

                                     PART II

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


     Through December 31, 2000, the Company has 62 more facilities that are subject to lease expiration, mortgage maturities and purchase options (which management believes may be exercised) representing approximately 30% of annualized revenues. During 1997, the Company concluded agreements with Tenet and Beverly that result in their forbearance or waiver of certain renewal and purchase options and related rights of first refusal on up to 59 facilities currently leased to Vencor and Beverly, of which 29 facilities have leases expiring through December 31, 2000. As part of these agreements, continued ownership of the facilities will remain with the Company. The Company paid Tenet $5,000,000 in cash, accelerated the purchase option on two acute care hospitals leased to Tenet, and reduced Tenet's guarantees on the facilities leased to Vencor. The agreement with Beverly was conditioned on the consent of the Company to the spin-off by Beverly of its pharmacy operations. As a result of the forbearance or waiver of these options, the Company believes that, based upon recent operating results, it may be able to increase rents on approximately 12 facilities whose lease terms expire between 1998 and 2001; however, there can be no assurance that the Company will be able to realize any increased rents. The 1998 lease expirations include 14, eight, and five long-term care facilities leased to Vencor, Beverly and Integrated Health Services, respectively. The Company has completed certain facility rollovers earlier than the scheduled lease expirations or mortgage maturities and will continue to pursue such opportunities where it is advantageous to do so.

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


     Dated:  February 11, 1999


                    HEALTH CARE PROPERTY INVESTORS, INC.
                    (Registrant)



                    /s/ James G. Reynolds
                    ----------------------------
                    James G. Reynolds
                    Executive Vice President
                    and Chief Financial Officer
                    (Principal Financial Officer)




                    /s/ Devasis Ghose
                    ----------------------------
                    Devasis Ghose
                    Senior Vice President- Finance
                    and Treasurer
                    (Principal Accounting Officer)