Form 10-Q/A
period 1998-09-30
HEALTH CARE PROPERTY INVESTORS INC
filed 1999-02-12
CIK 765880

--------------------------------------------------------------------------------

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

                                  ------------

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

-------------------------------------------------------------------------------

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

                                                              Percentage of
                                               Annualized      Annualized
Operators                                        Revenue      Total Revenue
------------                                   -------------  --------------
                                              (in thousands)
HealthSouth Corporation                          $ 12,134             7%
Vencor, Inc. ("New Vencor")                        11,949             7
Emeritus Corporation                               11,164             7
Centennial Healthcare Corporation                   8,917             5
Columbia/HCA Healthcare Corp.                       8,214             5
Tenet Healthcare Corporation ("Tenet")              7,762             5

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

(5)  STOCKHOLDERS' EQUITY

The  following  tabulation is a summary of the activity  for  the  Stockholders'
Equity account for the nine months ended September 30, 1998 (amounts in thousands):



                                  Preferred Stock                Common Stock
                                  -----------------     ---------------------------------
                                                                      Par     Additional                                 Total
                                 Number of             Number of     Value      Paid-In     Cumulative     Cumulative  Stockholders'
                                   Shares    Amount     Shares       Amount     Capital     Net Income     Dividends     Equity
------------------------------------------------------------------------------------------------------------------------------------
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

(Amounts in thousands except per share amounts)

                                                   For the Three Months Ended            For the Nine Months Ended
                                                  ----------------------------         ------------------------------
                                                                      Per Share                             Per Share
September 30, 1998                                Income    Shares     Amount          Income    Shares      Amount
------------------------------------------------------------------------------------------------------------------------

Basic Earnings Per Common Share:
Net Income Applicable to Common Shares         $ 22,836    30,965       $ 0.74         $ 55,679    30,666       $ 1.82
                                                                        ======                                  ======
Dilutive Options                                    ---       142                           ---       172
Interest and Amortization applicable to
   Convertible Debt                               1,599     2,645                         4,798     2,645
Non Managing Member Units                            77       117                           230       118
                                                -------   -------                       -------    ------
Diluted Earnings Per Common Share:
Net Income Applicable to Common
   Shares Plus Assumed Conversions             $ 24,512    33,869       $ 0.72         $ 60,707    33,601       $ 1.81
                                                                        ======                                  ======

                                                   For the Three Months Ended                For the Nine Months Ended
                                                  ----------------------------              ------------------------------
                                                                      Per Share                                Per Share
September 30, 1997                                Income    Shares     Amount             Income    Shares      Amount
------------------------------------------------------------------------------------------------------------------------

Basic Earnings Per Common Share:
Net Income Applicable to Common Shares         $ 15,553    28,721       $ 0.54         $ 48,066    28,711       $ 1.67
                                                                        ======                                 =======
Dilutive Options                                    ---       219                           ---       184
                                                -------   -------                       -------   -------

Diluted Earnings Per Common Share:
Net Income Applicable to Common
  Shares Plus Assumed Conversions              $ 15,553    28,940       $ 0.54         $ 48,066    28,895       $ 1.66
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

MTN FINANCINGS
--------------

The following table summarizes the MTN financing activities during 1997 and 1998:


                                                           Amount
    Date            Maturity      Coupon Rate          Issued/(Redeemed)
    ---------------------------------------------------------------------

    March 1997       10 years       7.30%              $  10,000,000
    April 1997       10 years       7.62%                 10,000,000
    June 1997        ---            10.20% - 10.30%      (12,500,000)
    February 1998    ---            9.88%                (10,000,000)
    March 1998       5 years        6.66%                 20,000,000
    April 1998       ---            9.48%                 (1,000,000)
    May 1998         ---            9.44% - 9.62%         (6,500,000)
    July 1998        ---            9.70%                 (5,000,000)


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

FACILITY ROLLOVERS
------------------
The Company has concluded a significant number of "facility rollover" transactions in 1995, 1996, 1997 and 1998 on properties that have been under long-term leases and mortgages. "Facility rollover" transactions principally include lease renewals and renegotiations, exchanges, sales of properties, and, to a lesser extent, payoffs on mortgage receivables.

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

YEAR 2000 ISSUE

The Year 2000 issue is the result of widely used computer programs that identify the year by two digits, rather than by four. It is believed that continued use of these programs may result in widespread computer-generated malfunctions and miscalculations beginning in the year 2000, when the digits "00" are interpreted as "1900." Those miscalculations could cause disruption of operations including the temporary inability to process transactions such as invoices for payment. Those computer programs that identify the year based on all four digits are considered "Year 2000 compliant." The statements in the following section include "Year 2000 readiness disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998.

STATUS OF YEAR 2000 ISSUES WITH THE COMPANY'S OWN INFORMATION TECHNOLOGY SYSTEMS AND NON-IT SYSTEMS. The Company's primary use of information technology ("IT") is in its financial accounting systems, billing and collection systems and other information management software. The Company's operations are conducted out of its corporate offices in Newport Beach, California where it uses and is exposed to non-IT systems such as those contained in embedded micro-processors in telephone and voicemail systems, elevators, heating, ventilation and air conditioning (HVAC) systems, lighting timers, security systems, and other property operational control systems.

We believe that we do not have significant exposure to Year 2000 issues with respect to our own accounting and information software systems or with respect to non-IT systems contained in embedded chips used in our corporate offices. We have been working with our computer consultants to test and continually upgrade our management information systems and we have reasonable assurance from our vendors and outside computer consultants that our financial and other information systems are Year 2000 compliant. The cost to bring our management information systems into Year 2000 compliance has not been material. While any disruption in services at our corporate offices due to failure of non-IT systems may be inconvenient and disruptive to normal day-to-day activities, it is not expected to have a material adverse effect on our financial performance or operations.

EXPOSURE TO THIRD PARTIES' YEAR 2000 ISSUES. Because we believe our own accounting and information systems are substantially Year 2000 compliant, we do not feel there will be material disruption to our transaction processing on January 1, 2000. However, the Company depends upon its tenants for rents and cash flows, its financial institutions for availability of working capital and capital markets financing and its transfer agent to maintain and track investor information. If our primary lessees and mortgagors are not Year 2000 compliant, or if they face disruptions in their cash flows due to Year 2000 issues, we could face significant temporary disruptions in our cash flows after that date. These disruptions could be exacerbated if the commercial banks that process our cash receipts and disbursements and our lending institutions are not Year 2000 compliant. Furthermore, to the extent there are broad market disruptions as a result of widespread Year 2000 issues, our access to the capital markets to raise cash for investing activity could be impaired.

To address this concern, during the second quarter of 1998, we commenced a written survey of all of our major tenants, Bank of New York in its capacity as agent under our credit facilities, and as common stock Transfer Agent and Trustee under our senior debt indenture, each other lender under our credit facility, our primary investment banker for our capital raising activities, and our independent public accountants and our primary outside legal counsel. Our survey asked each respondent to assess its exposure to Year 2000 issues and asked what preparations each has made to deal with the Year 2000 issue with respect to both information technology and non-IT systems. In addition we asked each respondent to inform us about their exposure to third party vendors, customers and payers who may not be Year 2000 compliant.

Through this process we have been informed in writing by approximately 95% of those surveyed that they believe that they have computer systems that are or will be Year 2000 compliant by the end of 1999. (The balance or 5% is in the process of responding to us in writing.) All continue to assess their own exposure to the issue. However neither we nor our lessees and mortgagors can be assured that the federal and state governments, upon which they rely for Medicare and Medicaid revenue, will be in compliance in a timely manner.

We are in the process of assessing our exposure to failures of embedded microprocessors contained in elevators, electrical and HVAC systems, security systems and the breakdown of other non-IT systems due to the Year 2000 issue at the properties operated by our tenants. Under a significant portion of our leases, the Company is not responsible for the cost to repair such items and is indemnified by the tenants for losses caused by their operations on the property. For the Medical Office Buildings where the Company may be responsible for repairing such items, we do not believe that the costs of repair will be material to the Company and any such costs will be expensed as incurred.

RISKS TO THE COMPANY OF YEAR 2000 ISSUES. The Company's exposure to the Year 2000 issue depends primarily on the readiness of our significant tenants and commercial banks, who in turn, are dependent upon suppliers, payers and other external parties, all of which is outside the Company's control. We believe the most reasonably likely worst case scenario faced by the Company as a result of the Year 2000 issue is the possibility that reimbursement delays caused by a failure of federal and state welfare programs responsible for Medicare and Medicaid could adversely affect our tenant's cash flow, resulting in their temporary inability to meet their obligations under our leases. Depending upon the severity of any reimbursement delays and the financial strength of any particular operator, the operations of our tenants could be materially adversely affected, which in turn could have a material adverse effect on our results of operations.

In September 1998, the General Accounting Office reported that the Health Care Financing Administration ("HCFA"), which runs Medicare, is behind schedule in taking steps to deal with the Year 2000 issue and that it is highly unlikely that all of the Medicare systems will be compliant in time to ensure the delivery of uninterrupted benefits and services into the year 2000. The General Accounting Office also reported in November 1998 that, based upon its survey of the states, the District of Columbia and three territories, less than 16% of the automated systems used by state and local government to administer Medicaid are reported to be Year 2000 compliant. We do not know at this time whether there will in fact be a disruption of Medicare or Medicaid reimbursements to our lessees and mortgagors and we are therefore unable to determine at this time whether the Year 2000 issue will have a material adverse effect on the Company or its future operations.

CONTINGENCY PLANS. If there are severe temporary disruptions in our cash flow as a result of disruptions in our tenants' or mortgagors' cash flow because of delays in Medicare or Medicaid reimbursements or due to other Year 2000 issues encountered by our tenants and mortgagors, we would slow our investment activity or seek additional liquidity from our lenders.

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