Form 10-K
period 1998-12-31
HEALTH CARE PROPERTY INVESTORS INC
filed 1999-03-29
CIK 765880

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1998
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
               Common Stock*                      New York Stock Exchange
               7-7/8% Series A Cumulative
                 Redeemable Preferred Stock       New York Stock Exchange
               8.70% Series B Cumulative
                 Redeemable Preferred Stock       New York Stock Exchange


      *The common stock has stock purchase rights attached which are registered pursuant to Section 12(b) of the Securities Act of 1933, as amended, and listed on the New York Stock Exchange.

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes   [ X]    No  [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      As of March 26, 1999 there were 31,040,276 shares of common stock outstanding. The aggregate market value of the shares of common stock held by non-affiliates of the registrant, based on the closing price of these shares on March 26, 1999 on the New York Stock Exchange, was approximately $890,715,000. Portions of the definitive Proxy Statement for the registrant's 1999 Annual Meeting of Stockholders have been incorporated by reference into Part III of this Report.

                                     PART I


Item 1.   BUSINESS

     Health Care Property Investors, Inc. (HCPI), a Maryland corporation, was organized in March 1985 to qualify as a real estate investment trust (REIT). HCPI invests in health care related real estate located throughout the United States, including long-term care facilities, congregate care and assisted living facilities, acute care and rehabilitation hospitals, medical office buildings, physician group practice clinics and a psychiatric facility. HCPI commenced business nearly 14 years ago, making it the second oldest REIT specializing in health care real estate.

     In 1986, Moody's rated HCPI's initial senior debt Baal and Standard & Poor's rated it BBB. Standard & Poor's upgraded its rating in 1987 to BBB+.
HCPI has historically maintained these ratings and currently Moody's, Standard & Poor's and Duff & Phelps rate its senior debt at Baal/BBB+/A-, respectively. HCPI believes that it has had an excellent track record in attracting and retaining key employees. HCPI's five executive officers have worked with HCPI on average for 13 years. HCPI's annualized return to its stockholders, assuming reinvestment of dividends and before stockholders' income taxes, is approximately 18% over the period from its initial public offering in May 1985 through December 31, 1998.

     As of December 31, 1998, HCPI's gross investment in its properties, including partnership interests and mortgage loans, was approximately $1.5 billion. HCPI's portfolio of 332 properties consisted of:

-    157 long-term care facilities
-    84 congregate care and assisted living facilities
-    Eight acute care hospitals
-    Six rehabilitation hospitals
-    35 medical office buildings
-    41 physician group practice clinics
-    One psychiatric care facility

     The average age of the properties is 17 years. As of December 31, 1998, approximately 60% of HCPI's revenue was derived from properties operated by publicly traded health care providers.

     References herein to HCPI include Health Care Property Investors, Inc. and its wholly-owned subsidiaries and consolidated joint ventures and partnerships, unless the context otherwise requires.

THE PROPERTIES

     As of December 31, 1998, HCPI had an ownership interest in 307 properties located in 40 states. HCPI leased or subleased 269 of its owned properties pursuant to long-term triple net leases to 84 health care providers. Under a triple net lease, in addition to the rent obligation, the lessee is responsible for all operating expenses of the property such as utilities, property taxes, insurance and repairs and maintenance. The lessees include the following or their affiliates:

-    HealthSouth Corporation ("HealthSouth")
-    Vencor, Inc. ("Vencor")
-    Emeritus Corporation ("Emeritus")
-    Beverly Enterprises, Inc. ("Beverly")
-    Columbia/HCA Healthcare Corp. ("Columbia")
-    Centennial Healthcare Corp. ("Centennial")
-    Tenet Healthcare Corporation ("Tenet")

     The remaining 38 owned properties are medical office buildings and clinics with gross or modified gross leases with multiple tenants. Under gross or modified gross leases, HCPI may be responsible for property taxes, repairs and maintenance and/or insurance on those properties.

HCPI also holds mortgage loans on 25 properties that are owned and operated by 12 health care providers including Beverly, Columbia and Centennial.
No single lessee or operator accounts for more than 7% of HCPI's revenue for the year ended December 31, 1998.

     Of the 332 health care facilities in which HCPI had an investment as of December 31, 1998, HCPI directly owns 248 facilities including:

-    108 long-term care facilities
-    74 congregate care and assisted living centers
-    41 physician group practice clinics
-    20 medical office buildings
-    Three acute care hospitals
-    Two rehabilitation hospitals

     HCPI has provided mortgage loans in the amount of $155,918,000 on 25 properties, including 15 long-term care facilities, four congregate care and assisted living centers, three acute care hospitals and three medical office buildings. At December 31, 1998, the remaining balance on these loans totaled $139,432,000.

     At December 31, 1998, HCPI also had varying percentage interests in several limited liability companies and partnerships which together own 59 facilities, as further discussed below under "Investments in Consolidated and Non-Consolidated Joint Ventures."

     The following is a summary of HCPI's properties grouped by type of facility and equity interest as of December 31, 1998:

                                          Equity      Number       Number       Total
                                         Interest       of       of Beds/    Investments      Annualized
Facility Type                           Percentage  Facilities   Units (1)       (2)       Rents/Interest
---------------------------             ----------  ----------   ----------  -----------   --------------
                                                                             (Dollar
Amounts in thousands)

Long-Term Care Facilities                    100%      123         15,416      $ 438,650     $  58,902
Long-Term Care Facilities                  77-80        34          3,888         98,781        13,347
                                                    -----------------------------------------------------
                                                       157         19,304        537,431        72,249
                                                    -----------------------------------------------------
Acute Care Hospitals                          100        6            427         72,868         7,189
Acute Care Hospitals                           77        2            356         42,807         7,744
                                                    -----------------------------------------------------
                                                         8            783        115,675        14,933
                                                    -----------------------------------------------------
Rehabilitation Hospitals                      100        2            168         27,385         4,014
Rehabilitation Hospitals                    90-97        4            307         47,493         8,029
                                                    -----------------------------------------------------
                                                         6            475         74,878        12,043
                                                    -----------------------------------------------------
Congregate Care & Assisted Living Centers     100       78          6,234        365,438        32,664
Congregate Care & Assisted Living Centers      50        4            511         29,485         4,380
Congregate Care & Assisted Living Centers      45        2            200          1,033 (5)        50
                                                    -----------------------------------------------------
                                                        84          6,945        395,956        37,094
                                                    -----------------------------------------------------
Medical Office Buildings (3)                  100       23            ---        154,637        16,052
Medical Office Buildings (3)                   90       12            ---         87,650         8,082
Physician Group Practice Clinics (4)          100       41            ---        171,427        17,455
Psychiatric Facility                           77        1            108          3,461           288
                                                    -----------------------------------------------------
 Totals                                                332         27,615     $1,541,115     $ 178,196
                                                    =====================================================

     (1) In order to indicate facility size, congregate care and assisted living centers are stated in units (studio or one room apartments); all other facilities are stated in beds, except the medical office buildings and the physician group practice clinics for which square footage is provided in footnotes 3 and 4.
     (2) Includes partnership investments, and incorporates all partners' assets and construction commitments.
     (3) The medical office buildings encompass approximately 2,038,000 square feet.
     (4) The physician group practice clinics encompass approximately 1,325,000 square feet.
     (5)  Represents HCPI's investment, net of partners' interests.

     The following paragraphs describe each type of property. The amount of Medicare reimbursement allowed for services received at long-term facilities, long-term acute care hospitals and rehabilitation hospitals has been limited by the Prospective Payment System, as further described below under "Government Regulation."

     Long-Term Care Facilities. HCPI has invested in 157 long-term care facilities. Various health care providers operate these facilities. Long-term care facilities offer restorative, rehabilitative and custodial nursing care for people not requiring the more extensive and sophisticated treatment available at acute care hospitals. Many long-term care facilities have experienced significant growth in ancillary revenues and demand for subacute care services over the past several years. Ancillary revenues and revenue from subacute care services are derived from providing services to residents beyond room and board and include occupational, physical, speech, respiratory and IV therapy, wound care, oncology treatment, brain injury care and orthopedic therapy as well as sales of pharmaceutical products and other services. Certain long-term care facilities provide some of the foregoing services on an out-patient basis. Long-term care facilities are designed to supplement hospital care and many have transfer agreements with one or more acute care hospitals. These facilities depend to some degree upon referrals from practicing physicians and hospitals. Long-term care services are paid for either by private sources, or through the federal Medicare and state Medicaid programs.

     Long-term care facilities generally provide patients with accommodations, complete medical and nursing care, and rehabilitation services including speech, physical and occupational therapy. As a part of the Omnibus Budget Reconciliation Act ("OBRA") of 1981, Congress established a waiver program under Medicaid to offer an alternative to institutional long-term care services. The provisions of OBRA and the subsequent OBRA Acts of 1987 and 1990 allow states, with federal approval, greater flexibility in program design as a means of developing cost-effective alternatives to delivering services traditionally provided in the long-term care setting. This is a contributing factor to the recent increase in the number of assisted living facilities, which may adversely affect some long-term care facilities as some individuals choose the residential environment and lower cost delivery system provided in the assisted living setting.

     Congregate Care and Assisted Living Centers. HCPI has investments in 84 congregate care and assisted living centers. Congregate care centers typically offer studio, one bedroom and two bedroom apartments on a month-to-month basis primarily to individuals who are over 75 years of age. Residents, who must be ambulatory, are provided meals and eat in a central dining area; they may also be assisted with some daily living activities. These centers offer programs and services that allow residents certain conveniences and make it possible for them to live independently; staff is also available when residents need assistance and for group activities.

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

     Acute Care Hospitals. HCPI has an interest in six general acute care hospitals and two long-term acute care hospitals. Acute care hospitals generally offer a wide range of services such as general and specialty surgery, intensive care units, clinical laboratories, physical and respiratory therapy, nuclear medicine, magnetic resonance imaging, neonatal and pediatric care units, outpatient units and emergency departments, among others. Long-term acute care hospitals provide for patients who require a stay of at least 25 days.
Services are paid for by private sources, third party payors (e.g. insurance, HMOs), or through the federal Medicare and state Medicaid programs. Medicare provides reimbursement incentives to traditional general acute care hospitals to minimize inpatient length of stay.

     Rehabilitation Hospitals. HCPI has investments in six rehabilitation hospitals. These hospitals provide inpatient and outpatient care for patients who have sustained traumatic injuries or illnesses, such as spinal cord injuries, strokes, head injuries, orthopedic problems, work related disabilities and neurological diseases, as well as treatment for amputees and patients with severe arthritis. Rehabilitation programs encompass physical, occupational, speech and inhalation therapies, rehabilitative nursing and other specialties. Services are paid for by the patient or the patient's family, third party payors (e.g. insurance, HMOs), or through the federal Medicare program.

     Medical Office Buildings. HCPI has investments in 35 medical office buildings. These buildings are generally located adjacent to, or a short distance from, acute care hospitals. Medical office buildings contain physicians' offices and examination rooms, and may also include pharmacies, hospital ancillary service space and day-surgery operating rooms. Medical office buildings require more extensive plumbing, electrical, heating and cooling capabilities than commercial office buildings for sinks, brighter lights and special equipment physicians typically use. Twelve of HCPI's owned medical office buildings are master leased on a triple net basis to lessees which then sublease office space to physicians or other medical practitioners. During 1997 and 1998, HCPI purchased 23 multi-tenant medical office buildings which are leased under gross or modified gross leases under which HCPI is responsible for certain operating expenses. Third party property management companies manage the multi-tenant facilities on behalf of HCPI.

     Physician Group Practice Clinics.   HCPI has investments in 41 physician
group practice clinic facilities, which are leased to 15 different operators. These clinics generally provide a broad range of medical services through organized physician groups representing various medical specialties. The clinic facilities are generally leased to a single lessee under a triple net or modified gross lease.

     Psychiatric Facility. HCPI has an investment in one psychiatric facility which offers comprehensive, multidisciplinary adult and adolescent care.

COMPETITION

     HCPI competes for real estate acquisitions and financings with health care providers, other health care related real estate investment trusts, real estate partnerships, real estate lenders, and other investors.

     HCPI's properties are subject to competition from the properties of other health care providers. Certain of these other operators have capital resources substantially in excess of some of the operators of HCPI's facilities. In addition, the extent to which the properties are utilized depends upon several factors, including the number of physicians using the health care facilities or referring patients there, competitive systems of health care delivery and the size and composition of the population in the surrounding area. Private, federal and state payment programs and the effect of other laws and regulations may also have a significant effect on the utilization of the properties. Virtually all of the properties operate in a competitive environment and patients and referral sources, including physicians, may change their preferences for a health care facility from time to time.

     The following table shows, with respect to each property, the location by state, the number of beds/units, recent occupancy levels, patient revenue mix, annualized rents and interest and information regarding remaining lease terms, by property type.

                                                                         Average
                                                 Number                  Private
                                     Number     of Beds/     Average     Patient   Annualized     Average
                                       of        Units      Occupancy    Revenue      Rents/    Remaining
Facility Location                  Facilities   (1)            (5)      (2),(5)     Interest      Term
---------------------------        ----------   --------    ----------   --------   ---------   ----------
                                                                                   (Thousands)   (Years)
Long-Term Care Facilities
Alabama                                 1           174        91%         37%         $ 879         4
Arkansas                                9           866         75          47         2,444        10
Arizona                                 1           112         83         100           427        15
California                             18         1,816         86          51         6,021        13
Colorado                                5           782         83          53         4,286        14
Connecticut                             1           121         97          38           632         1
Florida (3)                            11         1,267         90          49         6,835         7
Georgia                                 1            60         91          26           182        22
Idaho                                   1           119         66          53           508        15
Illinois                                1           128         85          59           421         7
Indiana                                22         3,074         78          50        10,898        10
Iowa                                    1           201         90          38           859        15
Kansas                                  3           323         82          62         1,588        11
Kentucky                                1           100         96          49           410         3
Louisiana                               3           355         82          31         1,312        15
Maryland                                3           438         87          37         1,825        19
Massachusetts                           5           615         93          39         2,606         4
Michigan                                4           406         84          56         1,420         5
Minnesota                               1            94         71          58           116        11
Mississippi                             1           120        100          26           361         3
Missouri                                1           153         96          42           731         3
Montana                                 1            80         76          38           322        --
New Mexico                              1           102         89          31           307         4
North Carolina                          9         1,056         83          56         4,310         9
Ohio                                    6           876         88          52         3,827         2
Oklahoma                               12         1,395         70          68         4,901        16
Oregon                                  1           110         81          42           277         9
Pennsylvania                            1            89         88          36           353         4
South Carolina                          2            68         90         100           484        12
Tennessee                              10         1,754         95          41         5,220         3
Texas                                  10         1,113         56          35         2,676         9
Utah                                    1           120         76          53           455        15
Washington                              1            84         66          58           284        --
Wisconsin                               8         1,133         82          47         4,072         7
------------------------------------------------------------------------------------------------------------
 Sub-Total                            157        19,304         82          49        72,249         9
------------------------------------------------------------------------------------------------------------
Acute Care Hospitals
Arizona                                 1            21         43         100           388        14
California                              1           182         53          92         3,868         5
Louisiana                               2           325         33          94         5,166         4
New Mexico(3)                           1            56         --          --            --        26
Texas(3)                                3           199         48          69         5,511        19
------------------------------------------------------------------------------------------------------------
 Sub-Total                              8           783         39          81        14,933        14
------------------------------------------------------------------------------------------------------------
Rehabilitation Facilities
Arizona                                 1            60         59         100         1,764        --
Arkansas                                1            60         78         100         1,880         2
Colorado                                1            64         40         100         1,575         2
Florida                                 1           108         98         100         2,250        13
Kansas                                  1            75         70         100         2,638        --
Texas                                   1           108         68         100         1,936         4
------------------------------------------------------------------------------------------------------------
 Sub-Total                              6           475         72         100        12,043         5
------------------------------------------------------------------------------------------------------------

                                                                         Average
                                                 Number                  Private
                                     Number     of Beds/     Average     Patient   Annualized     Average
                                       of        Units      Occupancy    Revenue      Rents/    Remaining
Facility Location                  Facilities   (1)            (5)      (2),(5)     Interest      Term
---------------------------        ----------   --------    ----------   --------   ---------   ----------
                                                                                   (Thousands)   (Years)
Physician Group Practice Clinics (4)
Arkansas                                1           ---        ---         100       $ 2,560        11
California                              2           ---        ---         100         4,229        11
Colorado                                1           ---        ---         100           316         9
Florida                                11           ---        ---         100         2,624         7
Georgia                                 3           ---        ---         100           970         9
North Carolina                          4           ---        ---         100         1,140         6
Ohio                                    1           ---        ---         100           ---       ---
Oklahoma                                4           ---        ---         100           529         7
Tennessee                               4           ---        ---         100         1,607        11
Texas                                   9           ---        ---         100         3,229         7
Virginia                                1           ---        ---         100           251        10
------------------------------------------------------------------------------------------------------------
Sub-Total                              41           ---        ---         100        17,455         9
------------------------------------------------------------------------------------------------------------
Psychiatric Facility - Georgia          1           108         14         100           288         9
------------------------------------------------------------------------------------------------------------
Congregate Care and Assisted Living Centers
Alabama (3)                             1            84        ---         ---           ---        15
Arkansas                                1            17         92         100            27        11
Arizona                                 1            98         64         100           496         9
California                             11           999         62          93         5,845        15
Delaware                                1            52         74         100           382         9
Florida (3)                            10           738         55          88         2,316        12
Georgia                                 1            40         90         100           232        12
Idaho                                   1           117         39         100           770        14
Kansas(3)                               2           194         33          57           262        12
Louisiana                               5           449         54         100         3,246         9
Maryland (3)                            2           140         44          61           860        12
Michigan (3)                            2           200        ---          50            50        12
Missouri                                1            73        ---         100           432         3
Nebraska                                1            73         31         100           518        10
New Jersey(3)                           4           279         57          70         1,281        12
New Mexico                              2           285         63         100         1,909        12
New York                                1            75         96         100           429         9
North Carolina                          3           230         92         100         1,320        11
Ohio                                    1           156         87         100           800        13
Oregon                                  1            58         92          90           381        10
Pennsylvania                            3           232         82         100         1,751        10
Rhode Island                            1           172         99         100         1,580         2
South Carolina(3)                       9           582         55          66         2,457        13
Texas                                  16         1,373         72          93         8,443        12
Virginia                                1            90         44         100           616        15
Washington                              2           139         93          86           691         9
------------------------------------------------------------------------------------------------------------
Sub-Total                              84         6,945         62          87        37,094        11
------------------------------------------------------------------------------------------------------------
Medical Office Buildings (4)
Alaska                                  1           ---        ---         100           726         2
California                              7           ---        ---         100         6,148         3
Indiana                                13           ---        ---         100         6,652         6
Minnesota                               2           ---        ---         100         2,218         8
North Dakota                            1           ---        ---         100           649         7
New York                                1           ---        ---         100         2,090         5
Texas                                   9           ---        ---         100         5,083         8
Utah                                    1           ---        ---         100           568        11
------------------------------------------------------------------------------------------------------------
Sub-Total                              35           ---        ---         100        24,134         6
------------------------------------------------------------------------------------------------------------
TOTAL FACILITIES                      332        27,615        76%         61%      $178,196         9
============================================================================================================


(1) Congregate care and assisted living centers are measured in units. Physician group practice clinics and medical office buildings are measured in square feet and encompass approximately 1,325,000 and 2,038,000 square feet, respectively. All other facilities are measured by bed count.
(2) All revenues, including Medicare revenues but excluding Medicaid revenues, are included in "Private Patient" revenues.
(3)  Includes facilities under construction, except for average occupancy data.
(4) Physician group practice clinics and medical office building lessees have use of the leased facilities for their own use or for the use of sub-lessees.
(5)  This information is derived from information provided by HCPI's lessees.

RELATIONSHIP WITH MAJOR OPERATORS

    At December 31, 1998, HCPI had investments in 332 properties located in 42 states, which are operated by 84 health care operators. In addition, 188 tenants conduct business in the multi-tenant buildings. Listed below are HCPI's major operators, the number of facilities operated by such operators, and the annualized revenue and the percentage of annualized revenue derived from such operators.

                                                        Percentage
                       Number of        Annualized    of Annualized
Operators              Facilities        Revenue          Revenue
--------------------------------------------------------------------
HealthSouth                  6         $12,043,000          7%
Vencor                      39          11,648,000          7
Emeritus                    23          11,227,000          6
Beverly                     28          10,685,000          6
Columbia                    12           8,083,000          5
Centennial                  19           8,241,000          5
Tenet                        2           7,744,000          4


     Certain of the listed facilities have been subleased to other operators with the original lessee remaining liable on the leases. The revenue applicable to these sublessees is not included in the annualized revenue percentages above. The percentage of annualized revenue on these subleased facilities was 4% for the year ended December 31, 1998. As discussed in more detail below, rent obligations under Vencor leases are guaranteed through the primary term by Tenet.

     All of these operators listed above are subject to the informational filing requirements of the Securities Exchange Act of 1934, as amended, and accordingly file periodic financial statements on Form 10-K and Form 10-Q with the Securities and Exchange Commission. HCPI obtained all of the financial and other information relating to these operators from their public reports.

     The following table summarizes HCPI's major operators' assets, stockholders' equity, interim revenue and net income (or net loss) from continuing operations as of or for the nine months ended September 30, 1998. All of the following information is based upon such operators' public reports.

(Amounts in millions)

                                                              Net Income/
                                Stockholders'                 (Loss) from
Operators            Assets    Equity (Deficit)     Revenue    Operations
--------------------------------------------------------------------------
HealthSouth         $  7,057       $ 3,637        $  2,898       $  232
Vencor*                2,245           913           2,320           33
Emeritus                 198           (38)            111          (23)
Beverly                2,199           869           2,116           61
Columbia              20,008         7,705          14,261          555
Centennial               273           115             265            1
Tenet**               13,629         3,864           5,116          262

      * Includes the combined results of the predecessor company for all periods prior to May 1, 1998.

     ** The information described above for Tenet is for the six months ended November 30, 1998 or as of November 30, 1998, as applicable.

       The following table summarizes HCPI's major operators' assets, stockholders' equity, annualized revenue and net income (or net loss) from continuing operations as of or for the year ended December 31, 1997.

 (Amounts in millions)

                                                              Net Income/
                                 Stockholders'                (Loss) from
Operators              Assets        Equity         Revenue    Operations
--------------------------------------------------------------------------
HealthSouth         $  5,401       $ 3,157        $  3,017       $  331
Vencor*                3,335           905           3,116          135
Emeritus                 229             1             118          (28)
Beverly                2,073           863           3,230           59
Columbia              22,002         7,250          18,819          182
Centennial               244           113             304           10
Tenet**               12,833         3,558           9,895          378



      * Includes the combined results of the predecessor company for all periods prior to May 1, 1998.

     **   The information described above for Tenet is for the fiscal year ended
May 31, 1998 or as of May 31, 1998, as applicable.

     The current equity market capitalization for each of the operators listed above, based on the closing price of their common stock on March 24, 1999 as reported in the Wall Street Journal, and based on the number of outstanding shares of their common stock as reported in their most recent public filing available is as follows: HealthSouth, $4.2 billion; Vencor, $91.6 million; Emeritus, $117.9 million; Beverly, $524.7 million; Columbia, $12.1 billion; Centennial, $184.1 million; and Tenet, $5.8 billion.

     Certain additional information about these operators is provided below:

     On May 1, 1998, Vencor completed a spin-off transaction. As a result, it became two publicly held entities - Ventas, Inc. ("Ventas"), a real estate company which intends to qualify as a REIT, and Vencor, a health care company which at December 31, 1998 leased 39 of HCPI's properties. As of December 31, 1998, 3% of annualized revenue on facilities leased to Vencor related to facilities sub-leased and operated by other providers. Both Ventas and Vencor are responsible for payments due under the Vencor leases, including subleased facilities.

      According to a recent press release issued by Vencor, Vencor expects that its earnings for the fourth quarter of 1998 will be substantially lower than for the third quarter of 1998. Vencor reported a loss of $.02 per share for the third quarter ended September 30, 1998. In addition, Vencor announced that it recently obtained a waiver of its net worth covenant through March 31, 1999 from the lenders under its bank credit facility. Vencor accounts for 6.5% of HCPI's annualized revenue. Vencor's senior subordinated debt is rated CCC and B2 by Standard & Poor's and Moody's, respectively, and is currently on credit-watch with negative implications by Standard & Poor's.

     Tenet is one of the nation's largest health care services companies, providing a broad range of services through the ownership and management of health care facilities. Tenet has historically guaranteed Vencor's leases. However, during 1997 HCPI reached an agreement with Tenet whereby Tenet agreed to forbear or waive some renewal and purchase options and related rights of first refusal on facilities leased to Vencor. As part of that same agreement, Tenet will guarantee the rent payments on the 36 Vencor leases that have not reached the end of their base term as of December 31, 1998. All of those remaining guaranteed leases expire within three years. During the year ended December 31, 1998, 14 previously guaranteed Vencor leases expired. Eleven of the fourteen were leased to third parties and three were retained by Vencor but are no longer guaranteed by Tenet.

     According to published reports, Columbia has been the subject of various significant government investigations regarding its compliance with Medicare, Medicaid and other programs. The following is derived from public reports distributed by Columbia: "It is too early to predict the outcome or effect that the ongoing investigations, the initiation of additional investigations, if any, and the related media coverage will have on [Columbia's] financial condition or results of operations in future periods. Were [Columbia] to be found in violation of federal or state laws relating to Medicare, Medicaid or similar programs, [Columbia] could be subject to substantial monetary fines, civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. Any such sanctions could have a material adverse effect on [Columbia's] financial position and results of operations." Columbia's senior debt ratings remain investment grade, but have recently been reduced by Moody's to Ba2 and by Standard & Poor's to BBB. In
February 1998, Moody's further downgraded Columbia's commercial paper rating to NP (not prime) from P-3.

     Recently there has been publicity about the reimbursement of nursing home companies being impacted by Medicare's adoption of the Prospective Payment System. The ratings of the following operators of HCPI facilities have been put on credit-watch with negative implications by Standard & Poor's (S&P), the bond rating agency, because of the impact of the implementation of the Prospective Payment System. The indicated ratings are for the subordinated debt issues as of March 22, 1999.

                                                                         Percentage
                                              S&P          Moody's      of Annualized
Operators                                     Rating       Rating         Revenue
------------------------------------------------------------------------------------
Genesis Health Ventures ("Genesis")              B           Ba3            2.4%
Integrated Health Services, Inc. ("IHS")        CCC          Ba3            2.1%
Sun Healthcare Group ("Sun")                    CCC          Ba3            2.0%
Mariner Post-Acute Network, Inc. ("Mariner")    CCC           B1            0.6%

     These operators are current on all of their rental obligations to HCPI. Since all these companies are publicly traded, interested readers are directed to the periodic financial statements filed by such companies on Form 10-K and Form 10-Q with the SEC.


LEASES AND LOANS

     The initial base rental rates of the leases entered into by HCPI during the three years ended December 31, 1998 have generally ranged from 9% to 14% per annum of the acquisition price of the related property. Initial interest rates on the loans entered into by HCPI during the three years ended December 31, 1998 have generally ranged from 9% to 12% per annum. Rental rates vary by lease, taking into consideration many factors, such as:

     -    Credit worthiness of the lessee,
     -    Operating performance of the facility,
     -    Interest rates at the beginning of the lease, and
     -    Location, type and physical condition of the facility.

     Most of the leases provide for additional rents that are based upon a percentage of increased revenue over specific base period revenue of the leased properties. Some leases and loans have annual fixed rent or interest rate increases while others have rent increases based on inflation indices or other factors. Additional Rental and Interest Income received for the years ended December 31, 1998, 1997 and 1996 were $22.0 million, $21.1 million and $20.9 million, respectively. (See Note 2 to the Consolidated Financial Statements in this Annual Report on Form 10-K.)

     Each lessee that has a triple net lease is responsible thereunder, in addition to the minimum and additional rents, for all additional charges, including charges related to non-payment or late payment of rent, taxes and assessments, governmental charges with respect to the leased property and utility and other charges incurred with the operation of the leased property. Each triple net lessee is required, at its expense, to maintain its leased property in good order and repair. HCPI is not required to repair, rebuild or maintain the properties.

     Each lessee with a gross or modified gross lease is also responsible for minimum and additional rents, but may not be responsible for all operating expenses. Under gross or modified gross leases, HCPI may be responsible for property taxes, repairs and maintenance and/or insurance on those properties.

     The primary or fixed terms of the triple net and modified gross leases generally range from 10 to 15 years, and generally have one or more five-year (or longer) renewal options. The average remaining base lease-term on the triple net and modified gross leases is approximately ten years and the average remaining term on the loans is approximately 16 years. The primary term of the gross leases to multiple tenants in the medical office buildings range from one to ten years, with an average of five years remaining on those leases. Obligations under the leases, in most cases, have corporate parent or shareholder guarantees. Irrevocable letters of credit from various financial institutions back 111 leases and loans covering 14 facilities which cover from three to 18 months of lease or loan payments. HCPI requires the lessees and mortgagors to renew such letters of credit during the lease or loan term in amounts that may change based upon the passage of time, improved operating cash flows or improved credit ratings.

     HCPI believes that the credit enhancements discussed above provide it with significant protection for its investment portfolio. HCPI is currently receiving rents and interest in a timely manner from substantially all lessees and mortgagors as provided under the terms of the leases or loans. Based upon information provided to HCPI by lessees or mortgagors, certain facilities that are current with respect to monthly rents and mortgage payments are presently underperforming financially. Individual facilities may underperform as a result of inadequate Medicaid reimbursement, low occupancy, less than optimal patient mix, excessive operating costs, other operational issues or capital needs. Management believes that, even if these facilities remain at current levels of performance, the lease and loan provisions contain sufficient security to assure that material rental and mortgage obligations will continue to be met for the remainder of the lease or loan terms. In the future it is expected that some lessees may choose not to renew their leases on certain properties at existing rental rates (see Table below).

     Many lessees have the right of first refusal to purchase the properties during the lease term; many leases provide one or more five-year (or longer) renewal options at existing lease rates and continuing additional rent formulas, although certain leases provide for lease renewals at fair market value.
Certain lessees also have options to purchase the properties, generally for fair market value, and generally at the expiration of the primary lease term and/or any renewal term under the lease. If options are exercised, many such provisions require lessees to purchase or renew several facilities together, precluding the possibility of lessees purchasing or renewing only those facilities with the best financial outcomes. Fifty-nine properties are not subject to purchase options until 2008 or later, and an additional 219 leased properties do not have any purchase options.

     A table recapping lease expirations, mortgage maturities, properties subject to purchase options and financial underperformance follows:

              Current Annualized Revenues of
   -----------------------------------------------------
           Properties Subject to
             Lease Expirations,
            Purchase Options and      Properties Subject       Possible Revenue
            Mortgage Maturities      to Purchase Options    (Loss)/Gains at Lease
    Year            (1)                      (2)              Expiration(3),(4)
   -----   ---------------------     -------------------    ----------------------
            (Amounts in thousands, except percentages)         %          Amount
                                                            -------     ----------


    1999             $7,383                $ 1,385           (0.6)     $   (1,000)
    2000             12,040                  6,625           (0.9)         (1,700)
    2001             18,560                 10,599            0.3             500
    2002             11,838                  1,511            0.1             200
    2003              6,986                  4,246            0.1             300
 Thereafter         121,389                 53,127             --              --
                  ---------              ---------           -----        -------
                  $ 178,196               $ 77,493           (1.0)       $ (1,700)
                  =========              =========           =====        =======


(1) This column includes the revenue impact by year and the total annualized rental and interest income associated with the properties subject to lessees' renewal options and/or purchase options and mortgage maturities.

(2) This column includes the revenue impact by year and the total annualized rental and interest income associated with properties subject to purchase options. If a purchase option is exercisable at more than one date, the convention used in the table is to show the revenue subject to the purchase
     option at the earliest possible purchase date.   Although certain purchase
     option periods commenced in earlier years, lessees have not exercised their purchase options as of this time. The total for this column (2) is a component (subset) of column (1), the total current annualized revenue of properties subject to lease expirations, purchase options and mortgage maturities ($178,196,000).

(3) Based on current market conditions, management estimates that there could be a revenue loss (compared to current rental rates) upon the expiration of the current term of the leases in the percentages and amounts shown in the table for lease expirations. Total revenue of HCPI has grown at a compound annual growth rate of 13.0% in the past five years. The percentages are computed by taking the possible revenue loss as a percentage of 1998 total annualized revenue.

(4) HCPI estimates that in addition to the possible reduction in income from lease expirations, it may also have a reduction of approximately $200,000 in 1999 due to the reinvestment of cash received from mortgage maturities and exercises of purchase options. This amount is calculated based on current interest rate levels and is not estimated in years subsequent to 1999 due to the unpredictable levels of interest rates and their impact on lessees' purchase options and mortgage maturities.

     There are numerous factors that could have an impact on lease renewals or purchase options, including the financial strength of the lessee, expected facility operating performance, the relative level of interest rates and individual lessee financing options. Based upon management expectations of HCPI's continued growth, the facilities subject to renewal and/or purchase options and mortgage maturities and any possible rent loss therefrom should represent a small percentage of revenue in the year of renewal or purchase.

     Each lessee, at its expense, may make non-capital additions, modifications or improvements to its leased property. All such alterations, replacements and improvements must comply with the terms and provisions of the lease, and become the property of HCPI or its affiliates upon termination of the lease. Each lease requires the lessee to maintain adequate insurance on the leased property, naming HCPI or its affiliates and any mortgagees as additional insureds. In certain circumstances, the lessee may self-insure pursuant to a prudent program of self-insurance if the lessee or the guarantor of its lease obligations has substantial net worth. In addition, each lease requires the lessee to indemnify HCPI or its affiliates against certain liabilities in connection with the leased property.


DEVELOPMENT OF FACILITIES

     Since 1987, HCPI has committed to the development of 54 facilities (representing an aggregate investment of approximately $407 million), including:

-    Five rehabilitation hospitals
-    33 congregate care and assisted living facilities
-    Five long-term care facilities
-    Four acute care hospitals
-    Seven medical office buildings

     As of December 31, 1998, costs of approximately $344 million have been funded and 40 facilities have been completed. The completed facilities comprise:

-    Five rehabilitation hospitals
-    21 congregate care and assisted living facilities
-    Five long-term care facilities
-    Two acute care hospitals
-    Seven medical office buildings

     The 14 remaining development projects are scheduled for completion in 1999 and 2000. Simultaneously with the commencement of each of these development programs and prior to funding, HCPI enters into a lease agreement with the developer/operator. The base rent under the lease is generally established at a rate equivalent to a specified number of basis points over the yield on the 10 year United States Treasury note at the inception of the lease agreement.

     The build to suit development program generally includes a variety of additional forms of credit enhancement and collateral beyond those provided by the leases. During the development period, HCPI generally requires additional security and collateral in the form of more than one of the following:

(a)  Irrevocable letters of credit from financial institutions;
(b)  Payment and performance bonds; and
(c) Completion guarantees by either one or a combination of the developer's parent entity, other affiliates or one or more of the individual principals who control the developer.

     In addition, prior to any advance of funds by HCPI under the development agreement, the developer must provide:

(a) Satisfactory evidence in the form of an endorsement to HCPI's title insurance policy that no intervening liens have been placed on the property since the date of HCPI's previous advance;
(b) A certificate executed by the project architect that indicates that all construction work completed on the project conforms with the requirements of the applicable plans and specifications;
(c) A certificate executed by the general contractor that all work requested for reimbursement has been completed; and
(d) Satisfactory evidence that the funds remaining unadvanced are sufficient for the payment of all costs necessary for the completion of the project in accordance with the terms and provisions of the agreement.

    As a further safeguard during the development period, HCPI generally will retain 10% of construction funds incurred until it has received satisfactory evidence that the project will be fully completed in accordance with the applicable plans and specifications. HCPI also monitors the progress of the development of each project and the accuracy of the developer's draw requests by having its own in-house inspector perform regular on-site inspections of the project prior to the release of any requested funds.

INVESTMENTS IN CONSOLIDATED AND NON-CONSOLIDATED JOINT VENTURES

     At December 31, 1998, HCPI had varying percentage interests in several limited liability companies and partnerships which together own 59 facilities, as further discussed below:

(1) A 77% interest in a partnership (Health Care Property Partners) which owns two acute care hospitals, one psychiatric facility and 20 long-term care facilities.
(2) Interests of between 90% and 97% in four partnerships (HCPI/San Antonio Ltd. Partnership, HCPI/Colorado Springs Ltd. Partnership, HCPI/Little Rock Ltd. Partnership, HCPI/Kansas Ltd. Partnership), each of which owns a comprehensive rehabilitation hospital.
(3) A 90% interest in a limited liability company (Cambridge Medical Property, LLC) which owns five medical office buildings.
(4) A 90% interest in a limited liability company (HCPI Indiana, LLC) which owns seven medical office buildings.
(5) An 80% interest in six limited liability companies (Vista-Cal Associates, LLC; Oak City-Cal Associates, LLC; Statesboro Associates, LLC; Ft. Worth-Cal Associates, LLC; Tucson-Cal Associates, LLC; Perris-Cal Associates,
     LLC) each of which owns a long-term care facility.
(6) An 80% interest in two limited liability companies (Ponca-Cal Associates, LLC, Louisiana-Two Associates, LLC) each of which owns two long-term care facilities.
(7) An 80% interest in one limited liability company (Oklahoma-Four Associates, LLC) which owns four long-term care facilities.
(8) A 50% interest in four partnerships (HCPI/Austin Investors, HCPI/Baton Rouge Investors, HCPI/Rhode Island Investors and HCPI/Kenner Investors), each of which owns a congregate care facility.
(9) A 45% interest in two limited liability companies (Seminole Shores Living Center, LLC and Edgewood Assisted Living Center, LLC) each formed to own a congregate care facility.

FUTURE ACQUISITIONS

     HCPI anticipates acquiring additional health care related facilities and leasing them to health care operators or investing in mortgages secured by health care facilities.

TAXATION OF HCPI

     Management of HCPI believes that HCPI has operated in such a manner as to qualify for taxation as a real estate investment trust ("REIT") under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its taxable year ended December 31, 1985, and HCPI intends to continue to operate in such a manner. No assurance can be given that it has operated or will be able to continue to operate in a manner so as to qualify or to remain so qualified. This summary is qualified in its entirety by the applicable Code provisions, rules and regulations promulgated thereunder, and administrative and judicial interpretation thereof.

     If HCPI qualifies for taxation as a REIT, it will generally not be subject to Federal corporate income taxes on its net income that is currently distributed to stockholders. This treatment substantially eliminates the "double taxation" (i.e., at the corporate and stockholder levels) that generally results from investment in a corporation. However, HCPI will continue to be subject to federal income tax under certain circumstances.

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

     There presently are two gross income requirements and, with respect to taxable years of HCPI beginning before August 6, 1997, there was a third gross income requirement. First, at least 75% of HCPI's gross income (excluding gross income from Prohibited Transactions as defined below) for each taxable year must be derived directly or indirectly from investments relating to real property or mortgages on real property or from certain types of temporary investment income. Second, at least 95% of HCPI's gross income (excluding gross income from Prohibited Transactions) for each taxable year must be derived from income that qualifies under the 75% test and all other dividends, interest and gain from the sale or other disposition of stock or securities. Third, for taxable years of HCPI beginning before August 6, 1997, short-term gains from the sale or other disposition of stock or securities, gains from Prohibited Transactions and gains on the sale or other disposition of real property held for less than four years (apart from involuntary conversions and sales of foreclosure property) must represent less than 30% of HCPI's gross income for each such taxable year. A Prohibited Transaction is a sale or other disposition of property (other than foreclosure property) held for sale to customers in the ordinary course of business.

     HCPI, at the close of each quarter of its taxable year, must also satisfy three tests relating to the nature of its assets. First, at least 75% of the value of HCPI's total assets must be represented by real estate assets (including stock or debt instruments held for not more than one year, purchased with the proceeds of a stock offering or long-term (more than five years) public debt offering of HCPI), cash, cash items and government securities. Second, not more than 25% of HCPI's total assets may be represented by securities other than those in the 75% asset class. Third, of the investments included in the 25% asset class, the value of any one issuer's securities owned by HCPI may not exceed 5% of the value of HCPI's total assets and HCPI may not own more than 10% of any one issuer's outstanding voting securities.

     HCPI owns interests in various partnerships and limited liability companies. In the case of a REIT that is a partner in a partnership or a member of a limited liability company that is treated as a partnership under the Code, Treasury Regulations provide that for purposes of the REIT income and asset tests, the REIT will be deemed to own its proportionate share of the assets of the partnership or limited liability company and will be deemed to be entitled to the income of the partnership or limited liability company attributable to such share. The ownership of an interest in a partnership or limited liability company by a REIT may involve special tax risks, including the challenge by the Internal Revenue Service (the "Service") of the allocations of income and expense items of the partnership or limited liability company, which would affect the computation of taxable income of the REIT, and the status of the partnership or limited liability company as a partnership (as opposed to an association taxable as a corporation) for federal income tax purposes. HCPI also owns interests in a number of subsidiaries which are intended to be treated as qualified real estate investment trust subsidiaries (each a "QRS"). The Code provides that such subsidiaries will be ignored for federal income tax purposes and all assets, liabilities and items of income, deduction and credit of such subsidiaries will be treated as assets, liabilities and such items of HCPI. If any partnership, limited liability company, or subsidiary in which HCPI owns an interest were treated as a regular corporation (and not as a partnership or QRS) for federal income tax purposes, HCPI would likely fail to satisfy the REIT asset tests described above and would therefore fail to qualify as a REIT. HCPI believes that each of the partnerships, limited liability companies, and subsidiaries in which it owns an interest will be treated for tax purposes as a partnership (in the case of a partnership or limited liability company) or QRS, respectively, although no assurance can be given that the Service will not successfully challenge the status of any such organization.

     HCPI, in order to qualify as a REIT, is required to distribute dividends (other than capital gain dividends) to its stockholders in an amount at least equal to (A) the sum of (i) 95% of HCPI's "real estate investment trust taxable income" (computed without regard to the dividends paid deduction and HCPI's net capital gain) and (ii) 95% of the net income, if any (after tax), from foreclosure property, minus (B) the sum of certain items of non-cash income. Such distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before HCPI timely files its tax return for such year, if paid on or before the first regular dividend payment date after such declaration and if HCPI so elects and specifies the dollar amount in its tax return. To the extent that HCPI does not distribute all of its net long-term capital gain or distributes at least 95%, but less than 100%, of its "real estate investment trust taxable income," as adjusted, it will be subject to tax thereon at regular corporate tax rates. Furthermore, if HCPI should fail to distribute during each calendar year at least the sum of (i) 85% of its real estate investment trust ordinary income for such year, (ii) 95% of its real estate investment capital gain income for such year, and (iii) any undistributed taxable income from prior periods, HCPI would be subject to a 4% excise tax on the excess of such required distributions over the amounts actually distributed.

     If HCPI fails to qualify for taxation as a REIT in any taxable year, and certain relief provisions do not apply, HCPI will be subject to tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Distributions to stockholders in any year in which HCPI fails to qualify will not be deductible by HCPI nor will they be required to be made. Unless entitled to relief under specific statutory provisions, HCPI will also be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost. It is not possible to state whether in all circumstances HCPI would be entitled to the statutory relief. Failure to qualify for even one year could substantially reduce distributions to stockholders and could result in HCPI's incurring substantial indebtedness (to the extent borrowings are feasible) or liquidating substantial investments in order to pay the resulting taxes.

     In addition, President Clinton's Fiscal 2000 budget proposal includes a provision which, if enacted in its present form, would result in the immediate taxation of all gain inherent in a C corporation's assets upon an election by the corporation to become a REIT in taxable years beginning after January 1, 2000 (i.e., for elections starting in 2001), and thus could effectively preclude HCPI from reelecting to be taxed as a REIT if there were a loss of its REIT status.

     Distributions made to HCPI's taxable U.S. stockholders out of current or accumulated earnings and profits, unless designated as capital gain distributions, will be taken into account by them as ordinary income. Such distributions will not be eligible for the dividends received deductions for corporations as long as HCPI qualifies as a REIT. Distributions made by HCPI that are properly designated by HCPI as capital gain dividends will be taxable to taxable U.S. stockholders as gains (to the extent that they do not exceed HCPI's actual net capital gain for the taxable year) from the sale or disposition of a capital asset. In general, such gains are taxable to non-corporate U.S. stockholders at a 20% or 25% rate, depending on certain designations, if any, which may be made by HCPI. Corporate stockholders may, however, be required to treat up to 20% of any such capital gain dividend as ordinary income. Distributions in excess of current or accumulated earnings and profits will not be taxable to a U.S. stockholder to the extent that they do not exceed the adjusted basis of the stockholder's shares. To the extent that such distributions exceed the adjusted basis of a U.S. stockholder's shares they will be included in income as capital gain (as described below with respect to the sale or exchange of the shares) assuming the shares are held as a capital asset in the hands of the stockholder. Stockholders may not include in their individual income tax returns any net operating losses or capital losses of HCPI.

     HCPI may elect to retain, rather than distribute as a capital gain dividend, its net long-term capital gains. In such event, HCPI would pay tax on such retained net long-term capital gains. In addition, for tax years of HCPI beginning on or after January 1, 1998, to the extent designated by HCPI, a U.S. stockholder generally would (i) include its proportionate share of such undistributed long-term capital gains in computing its long-term capital gains in its return for its taxable year in which the last day of HCPI's taxable year falls (subject to certain limitations as to the amount so includable), (ii) be deemed to have paid the capital gains tax imposed on HCPI on the designated amounts included in such stockholder's long-term capital gains, (iii) receive a credit or refund for such amount of tax deemed paid by it, (iv) increase the adjusted basis of its shares by the difference between the amount of such includable gains and the tax deemed to have been paid by it, and (v) in the case of a U.S. stockholder that is a corporation, appropriately adjust its earnings and profits for the retained capital gains in accordance with Treasury Regulations to be prescribed by the Service.

     In general, any gain or loss upon a sale or exchange of shares by a taxable U.S. stockholder who has held such shares as a capital asset will be taxable as long-term capital gain if the shares have been held for more than one year or short-term capital gain if the shares have been held for one year or less; provided however, any loss on the sale or exchange of shares that have been held by such stockholder for six months or less will be treated as a long-term capital loss to the extent of distributions from HCPI required to be treated by such stockholder as long-term capital gain.

     HCPI and its stockholders may be subject to state or local taxation in various state or local jurisdictions, including those in which it or they transact business or reside. The state and local tax treatment of HCPI and its shareholders may not conform to the federal income tax consequences discussed above.

GOVERNMENT REGULATION

     The health care industry is heavily regulated by federal, state and local laws. This government regulation of the health care industry affects HCPI because:

(1) The financial ability of lessees to make rent and debt payments to HCPI may be affected by government regulations such as licensure, certification for participation in government programs, and government reimbursement, and

(2) HCPI's additional rents are generally based on its lessees' gross revenue from operations.

     These laws and regulations are subject to frequent and substantial changes resulting from legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing law. These changes may have a dramatic effect on the definition of permissible or impermissible activities, the relative costs associated with doing business and the amount of reimbursement by both government and other third-party payors. These changes may be applied retroactively. The ultimate timing or effect of these changes cannot be predicted. The failure of any borrower of funds from us or lessee of any of our properties to comply with such laws, requirements and regulations could affect its ability to operate its facility or facilities and could adversely affect such borrower's or lessee's ability to make debt or lease payments to us.

     Fraud and Abuse. There are various federal and state laws prohibiting fraud by healthcare providers, including criminal provisions which prohibit filing false claims or making false statements to receive payment or certification under Medicare and Medicaid, or failing to refund overpayments or improper payments. Violation of these federal provisions is a felony punishable by up to five years imprisonment and/or $25,000 fines. Civil provisions prohibit the knowing filing of a false claim or the knowing use of false statements to obtain payment. The penalties for such a violation are fines of not less than $5,000 nor more than $10,000, plus treble damages, for each claim filed.

     There are also laws that attempt to eliminate fraud and abuse by prohibiting payment arrangements that include compensation for patient referrals. The federal Anti-Kickback Law prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, the referral of Medicare and Medicaid patients. A wide array of relationships and arrangements, including ownership interests in a company by persons who refer or who are in a position to refer patients, as well as personal services agreements, have under certain circumstances, been alleged or been found to violate these provisions. In addition to the Anti-Kickback Statute, the federal government restricts certain financial relationships between physicians and other providers of healthcare services.

     State and federal governments are devoting increasing attention and resources to anti-fraud initiatives against healthcare providers. The Health Insurance Portability and Accountability Act of 1996 and the Balanced Budget Act expand the penalties for healthcare fraud, including broader provisions for the exclusion of providers from the Medicare and Medicaid programs. Further, under Operation Restore Trust, a major anti-fraud demonstration project, the Office of Inspector General of the U.S. Department of Health and Human Services, in cooperation with other federal and state agencies, has focused on the activities of skilled nursing facilities, home health agencies, hospices and durable medical equipment suppliers in certain states, including California, in which we have properties. Due to the success of Operation Restore Trust, the project has been expanded to numerous other states and to additional providers including providers of ancillary nursing home services.

     Violations of such laws and regulations may jeopardize a borrower's or lessee's ability to operate a facility or to make rent and debt payments, thereby potentially adversely affecting HCPI. HCPI's lease arrangements with lessees may also be subject to these fraud and abuse laws. Federal and state laws governing illegal rebates and kickbacks regulate contingent or percentage rent arrangements where HCPI's co-investors are physicians or others in a position to refer patients to the facilities. Although only limited interpretive or enforcement guidance is available, HCPI has structured its rent arrangements in a manner which it believes complies with such laws and regulations.

     Based upon information HCPI has periodically received from its operators over the terms of their respective leases and loans, HCPI believes that the facilities in which it has investments are in substantial compliance with the various regulatory requirements applicable to them, although there can be no assurance that the operators are in compliance or will remain in compliance in the future.

     Licensure Risks. Health care facilities must obtain licensure to operate. Failure to obtain licensure or loss of licensure would prevent a facility from operating. These events could adversely affect the facility operator's ability to make rent and debt payments. State and local laws also may regulate expansion, including the addition of new beds or services or acquisition of medical equipment, and occasionally the contraction of health care facilities by requiring certificate of need or other similar approval programs. In addition, health care facilities are subject to the Americans with Disabilities Act and building and safety codes which govern access to and physical design requirements and building standards for facilities.

     Environmental Matters. A wide variety of federal, state and local environmental and occupational health and safety laws and regulations affect healthcare facility operations. Under various federal, state and local environmental laws, ordinances and regulations, an owner of real property or a secured lender (such as HCPI) may be liable for the costs of removal or remediation of hazardous or toxic substances at, under or disposed of in connection with such property, as well as other potential costs relating to hazardous or toxic substances (including government fines and damages for injuries to persons and adjacent property). Such laws often impose such liability without regard to whether the owner or secured lender knew of, or was responsible for, the presence or disposal of such substances and may be imposed on the owner or secured lender in connection with the activities of an operator of the property. The cost of any required remediation, removal, fines or personal or property damages and the owner's or secured lender's liability therefore could exceed the value of the property, and/or the assets of the owner or secured lender. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral which, in turn, would reduce HCPI's revenues.

     Although the mortgage loans that HCPI provides and leases covering its properties require the borrower and the lessee to indemnify HCPI for certain environmental liabilities, the scope of such obligations may be limited and HCPI cannot assure that any such borrower or lessee would be able to fulfill its indemnification obligations.

     Medicare and Medicaid Programs. Sources of revenues for lessees may include the federal Medicare program, state Medicaid programs, private insurance carriers, health care service plans and health maintenance organizations, among others. You should expect efforts to reduce costs by these payors to continue, which may result in reduced or slower growth in reimbursement for certain services provided by some of HCPI's lessees. In addition, the failure of any of HCPI's lessees to comply with various laws and regulations could jeopardize their ability to continue participating in the Medicare and Medicaid programs.

     Medicare payments for psychiatric, long-term and rehabilitative care are based on allowable costs plus a return on equity for proprietary facilities. Medicare payments to acute care hospitals for inpatient services are based on the Prospective Payment System. Under the Prospective Payment System, a hospital is paid a prospectively established rate based on the category of the patient's diagnosis ("Diagnostic Related Groups" or "DRGs"). Beginning in 1991, Medicare payments began to phase-in the Prospective Payment System over a period of years. Thus, Medicare reimbursement to hospitals for capital-related inpatient costs began using a federal rate rather than the cost-based reimbursement system previously used. DRG rates are subject to adjustment on an annual basis as part of the federal budget reconciliation process. The Balanced Budget Act of 1997 expanded the Prospective Payment System to include skilled nursing facilities, home health agencies, hospital outpatient departments, and rehabilitation hospitals. See "Health Care Reform" section and further discussion below.

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

     Third party payors in various states and areas base payments on costs, retail rates or, increasingly, negotiated rates. Negotiated rates can include discounts from normal charges, fixed daily rates and prepaid capitated rates.

     Prospective Payment System. Up until July 1, 1998, Medicare and most state Medicaid programs utilized a cost-based reimbursement system for skilled nursing facilities which reimbursed these facilities for the reasonable direct and indirect allowable costs incurred in providing routine services plus in certain states, a return on equity, subject to certain cost ceilings. These costs normally included allowances for administrative and general costs as well as the costs of property and equipment (depreciation and interest, fair rental allowance or rental expense). In certain states, cost-based reimbursement was typically subject to retrospective adjustment through cost report settlement, and for certain states, payments made to a facility on an interim basis that were subsequently determined to be less than or in excess of allowable costs could be adjusted through future payments to the affected facility and to other facilities owned by the same owner. State Medicaid reimbursement programs varied as to the methodology used to determine the level of allowable costs which were reimbursed to operators.

     Beginning on July 1, 1998, the congressionally mandated Prospective
Payment System was implemented for skilled nursing facilities. Under the Prospective Payment System, skilled nursing facilities are paid a case-mix adjusted federal per diem rate for Medicare-covered services provided by skilled nursing facilities. The per diem rate is calculated to cover routine service costs, ancillary costs and capital-related costs. The phased-in implementation of the prospective payment system for skilled nursing facilities began with the first cost-reporting period beginning on or after July 1, 1998. The Prospective Payment System is expected to be fully implemented by July 1, 2001. The effect of the implementation of the Prospective
Payment System on a particular skilled nursing facility will vary in relation to the amount of revenue derived from Medicare patients for each skilled nursing facility.

     Skilled nursing facilities may need to restructure their operations to accommodate the new Medicare Prospective Payment System reimbursement. In part because of the uncertainty as to the effect of the Prospective Payment System on skilled nursing facilities, in November 1998, Standard & Poor's placed many skilled nursing facility companies on a "credit watch" because of the potential negative impact of the implementation of the Prospective Payment System on the financial condition of skilled nursing facilities, including the ability to make interest and principal payments on outstanding borrowings. In early March 1999, Standard & Poor's lowered the ratings of several skilled nursing facility companies, including HCPI's tenants Genesis, IHS, Sun and Mariner as discussed above under "Relationship with Major Operators," because of the impact of the implementation of the Prospective Payment System, particularly those companies with substantial debt.

     Long-Term Care Facilities. Long-term care facilities are regulated primarily through the licensing of such facilities against a common background established by federal law enacted as part of the Omnibus Budget Reconciliation
Act of 1987.   Regulatory authorities and licensing standards vary from state to state, and in some instances from locality to locality. These standards are constantly reviewed and revised. Agencies periodically inspect facilities, at which time deficiencies may be identified. The facilities must correct these deficiencies as a condition to continued licensing or certification and participation in government reimbursement programs. Depending on the nature of such deficiencies, remedies can be routine or costly. Similarly, compliance with regulations which cover a broad range of areas such as patients' rights, staff training, quality of life and quality of resident care may increase facility start-up and operating costs.

     Congregate Care and Assisted Living Facilities. Assisted living facilities are subject to federal, state and local licensure, certification and inspection laws. These laws regulate, among other matters, the number of licensed beds, the provision of services, equipment, staffing and operating policies and procedures. Failure to comply with these laws and regulations could result in the denial of reimbursement, the imposition of fines, suspension or decertification from the Medicare and Medicaid program, and in extreme cases, the revocation of a facility's license or closure of a facility. Such actions may have an effect on the revenues of the operators of properties owned by HCPI and therefore adversely impact HCPI.

     Acute Care Hospitals. Acute care hospitals are also subject to extensive federal, state and local regulation. Acute care hospitals undergo periodic inspections regarding standards of medical care, equipment and hygiene as a condition of licensure. Various licenses and permits also are required for purchasing and administering narcotics, operating laboratories and pharmacies and the use of radioactive materials and certain equipment. Each of the lessees' facilities, the operation of which requires accreditation, is accredited by the Joint Commission on Accreditation of Healthcare Organizations. Such accreditation may be a more cost-effective and time-efficient method of meeting requirements for continued licensing and for participation in government sponsored provider programs.

     Acute care hospitals must comply with requirements for various forms of utilization review. In addition, under the Prospective Payment System, each state must have a Peer Review Organization carry out federally mandated reviews of Medicare patient admissions, treatment and discharges in acute care hospitals.

     Psychiatric and Rehabilitation Hospitals. Psychiatric and rehabilitation hospitals are subject to extensive federal, state and local legislation, regulation, inspection and licensure requirements similar to those of acute care hospitals. For psychiatric hospitals, there are specific laws regulating civil commitment of patients and disclosure of information. Many states have adopted a "patient's bill of rights" which provides for certain higher standards for patient care that are designed to decrease restrictions and enhance dignity in treatment. Insurance reimbursement for psychiatric treatment generally is more limited than for general health care.

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


HEALTH CARE REFORM

     The health care industry has continually faced various challenges, including increased government and private payor pressure on health care providers to control costs, the migration of patients from acute care facilities into extended care and home care settings and the vertical and horizontal consolidation of health care providers. The pressure to control health care costs intensified during 1994 and 1995 as a result of the national health care reform debate and continued into 1997 as Congress attempted to slow the rate of growth of federal health care expenditures as part of its effort to balance the federal budget.

     In addition to the reforms enacted and considered by Congress from time to time, state legislatures periodically consider various health care reform proposals. Changes in the law, new interpretations of existing laws, and changes in payment methodology may have a dramatic effect on the definition of permissible or impermissible activities, the relative costs associated with doing business and the amount of reimbursement by both government and other third-party payors. These changes may be applied retroactively. The ultimate timing or effect of legislative efforts cannot be predicted and may impact HCPI in different ways.

     These changes include:

(1) The adoption of the Medicare+Choice program, which expands Medicare beneficiaries' choices to include traditional Medicare fee-for-service, private fee-for-service medical savings accounts, various managed care plans, and provider sponsored organizations, among others,
(2) The expansion and restriction of reimbursement for various Medicare benefits,
(3) The freeze in hospital rates in 1998 and more limited annual increases in hospital rates for 1999-2002,
(4) The adoption of a Prospective Payment System for skilled nursing facilities, home health agencies, hospital outpatient departments, and rehabilitation hospitals,
(5) The repeal of the Boren amendment payment standard for Medicaid so that states have the exclusive authority to determine provider rates and providers have no federal right of action,
(6)  The reduction in Medicare disproportionate share payments to hospitals, and
(7) The removal of the $150,000,000 limit on tax-exempt bonds for nonacute hospital capital projects.

     The implementation of these amendments will occur at various times: for instance, the Prospective Payment System for skilled nursing facilities went into effect for the first cost reporting period after July 1, 1998, while the Prospective Payment System for home health agencies will not be implemented until October 1, 2000.

     In seeking to limit Medicare reimbursement for long term care services, Congress established the Prospective Payment System for skilled nursing facility services to replace the cost-based reimbursement system. See "Government Regulation -- Prospective Payment System."

     In addition, the Balanced Budget Act of 1997 strengthens the anti-fraud and abuse laws to provide for stiffer penalties for fraud and abuse violations.
The Balanced Budget Act of 1997 signed by President Clinton on August 5,
1997, is expected to produce several billion dollars in net savings for Medicaid over five years. In addition, the Balanced Budget Act repealed the Boren Amendment under which states were required to pay long-term care providers, including skilled nursing facilities, rates that are "reasonable and adequate to meet the cost which must be incurred by efficiently and economically operated facilities." As a result of the repeal of the Boren Amendment, states are now required by the Balanced Budget Act for skilled nursing facilities to:

     -    Use a public process for determining rates
     - Publish proposed and final rates, the methodologies underlying the rates, and justifications for the rates
     -    Give methodologies and justifications

     During rate-setting procedures, states are required to take into account the situation of skilled nursing facilities that serve a disproportionate number of low-income patients with special needs. The Secretary of the Department of Health and Human Services is required to study and report to Congress within four years concerning the effect of state rate-setting methodologies on the access to and the quality of services provided to Medicaid beneficiaries. The Balanced Budget Act also provides the federal government with expanded enforcement powers to combat waste, fraud and abuse in delivery of healthcare services. Though applicable to payments for services furnished on or after October 1, 1997, the new requirements are not retroactive. Thus, states that have not proposed changes in their payment methods or standards, or changes in rates for items and services furnished on or after October 1, 1997, need not immediately implement a Balanced Budget Act public approval process.

     President Clinton recently signed the Omnibus Consolidated and Emergency Supplemental Appropriations Act of 1999 ("Appropriations Act") into law. The Appropriations Act delays imposition of the Prospective Payment System for home health agencies until October 1, 2000. Moreover, the Appropriations Act increases both the per-enrollee and per-agency limits implemented under the interim payment system imposed by the Balance Budget Act of 1997. According to a statement from the House Commerce Committee, more than 65 percent of the home health agencies will receive increased Medicare payments under the Appropriations Act. A portion of the cost of these changes will be financed by reducing the annual Medicare home health update by 1.1 percentage points from 2000 to 2003. These changes may also affect the revenues of the operators of the properties owned by HCPI.

     In addition to the reforms enacted and considered by Congress from time to time, state legislatures periodically consider various health care reform proposals. Congress and state legislatures can be expected to continue to review and assess alternative health care delivery systems and payment methodologies and public debate of these issues can be expected to continue in the future. There are numerous initiatives at the federal and state levels for comprehensive reforms affecting the payment for and availability of health care services. Changes in the law, new interpretations of existing laws, and changes in payment methodology may have a dramatic effect on the definition of permissible or impermissible activities, the relative costs associated with doing business and the amount of reimbursement by both government and other third-party payors. These changes may be applied retroactively. The ultimate timing or effect of legislative efforts cannot be predicted and may impact HCPI in different ways.

     In 1997, health expenditures in the United States amounted to $1.1 trillion, representing 13.5 percent of Gross Domestic Product. The Health Care Financing Administration projects that national health spending growth will accelerate beginning in 1998, growing at an average annual rate of 6.5 percent between 1998 and 2001. This compares to a 5.0 percent average annual growth rate from 1993 to 1996. HCPI believes that government and private efforts to contain or reduce health care costs will continue. These trends are likely to lead to reduced or slower growth in reimbursement for certain services provided by some of HCPI's lessees. HCPI believes that the vast nature of the health care industry, the financial strength and operating flexibility of its operators and the diversity of its portfolio will mitigate the impact of any such diminution in reimbursements. However, HCPI cannot predict whether any of the above proposals or any other proposals will be adopted and, if adopted, no assurance can be given that the implementation of such reforms will not have a material adverse effect on HCPI's financial condition or results of operations.

OBJECTIVES AND POLICIES

     HCPI is organized to invest in income-producing health care related facilities. In evaluating potential investments, HCPI considers such factors as

(1)  The geographic area, type of property and demographic profile;
(2)  The location, construction quality, condition and design of the property;
(3) The current and anticipated cash flow and its adequacy to meet operational needs and lease obligations and to provide a competitive market return on equity to HCPI's investors;
(4)  The potential for capital appreciation, if any;
(5) The growth, tax and regulatory environment of the communities in which the properties are located;
(6) Occupancy and demand for similar health facilities in the same or nearby communities;
(7)  An adequate mix of private and government sponsored patients;
(8)  Potential alternative uses of the facilities; and
(9)  Prospects for liquidity through financing or refinancing.

     There are no limitations on the percentage of HCPI's total assets that may be invested in any one property or partnership. The Investment Committee of the Board of Directors may establish limitations as it deems appropriate from time to time. No limits have been set on the number of properties in which HCPI will seek to invest, or on the concentration of investments in any one facility or any one city or state. HCPI acquires its investments primarily for income.

     At December 31, 1998, HCPI has preferred stock and two classes of debt securities which are senior to the common stock. HCPI may, in the future, issue additional debt or equity securities which will be senior to the common stock. HCPI has authority to offer shares of its capital stock in exchange for investments which conform to its standards and to repurchase or otherwise acquire its shares or other securities.

     HCPI may incur additional indebtedness when, in the opinion of its management and directors, it is advisable. For short-term purposes HCPI from time to time negotiates lines of credit, or arranges for other short-term borrowings from banks or otherwise. HCPI may arrange for long-term borrowings through public offerings or from institutional investors. Under its Bylaws, HCPI is subject to various restrictions with respect to borrowings.

     In addition, HCPI may incur additional mortgage indebtedness on real estate which it has acquired through purchase, foreclosure or otherwise. Where leverage is present on terms deemed favorable, HCPI invests in properties subject to existing loans, or secured by mortgages, deeds of trust or similar liens on the properties. HCPI also may obtain non-recourse or other mortgage financing on unleveraged properties in which it has invested or may refinance properties acquired on a leveraged basis.

     In July 1990, HCPI adopted a rights agreement whereby  HCPI distributed a dividend of one right for each outstanding share of common stock and authorized the distribution of one right with respect to each subsequently issued share. Each right, as adjusted for HCPI's 1992 stock split, will entitle its holder to purchase one-half of a share of common stock of HCPI at an exercise price of $47.50 per share. The rights will become exercisable if a person acquires 15% or more of HCPI's outstanding common stock or makes a tender offer which will result in the person's owning 30% or more of HCPI's common stock. Under certain circumstances, the rights will entitle the holders to purchase shares of HCPI's common stock, or securities of an entity that acquires HCPI, at one-half market value. HCPI may redeem the rights at any
time prior to a person's acquiring 15% of HCPI's common stock.   The rights are
intended to protect stockholders of HCPI from takeover tactics that could deprive them of the full value of their shares.

     HCPI will not, without the prior approval of a majority of directors, acquire from or sell to any director, officer or employee of HCPI, or any affiliate thereof, as the case may be, any of the assets or other property of HCPI.

     HCPI provides to its stockholders annual reports containing audited financial statements and quarterly reports containing unaudited information.

     The policies set forth herein have been established by the Board of Directors of HCPI and may be changed without stockholder approval.


                                            Health Care Property Investors
                                                      |
      -------------------------------------------------------------------------------------------------------------------------|
                                                                                                                               |
    |                  |                       |               |                        |                      |               |
Texas HCP, Inc.    Texas HCP, G.P., Inc.    HCPI Trust    HCPI Knightdale, Inc.    HCPI Charlotte, Inc.    HCPI Mortgage Corp. |
     100 %                 100%               100%             100%                   100%                      100%           |
     |                  |                                                                                                      |
     |                  |                                                                                                      |
     |------------------|                                                                                                      |
              |                                                                                                                |
     Texas HCP Holding, LP                                                                                                     |
              |                                                                                                                |
         99%  |        1%                                                                                                      |
              |                                                                                                                |
      ------------------------                                                                                                 |
     |                        |                                                                                                |
     |                        |                                                                                                |
     |                        |                                                                                                |
HCPI/San Antonio LP    HCPI/Austin Investors**     ----------------------------------------------------------------------------
------------------    -----------------------     |
    90%                         50%               |
                                                  |
                                                  |
                                   ---------------------------------
                                   Health Care Property Partners - 77%
                                   HCPI Kansas LP - 97%
                                   HCPI Indiana, LLC - 90%
                                   HCPI/Little Rock, LP - 97%
                                   HCPI/Colorado Springs, LP - 97%
                                   HCPI/Baton Rouge Investors** - 50%
                                   HCPI/Rhode Island Investors** - 50%
                                   HCPI/Kenner Investors** - 50%
                                   Cambridge Medical Properties, LLC - 90%
                                   Seminole Shores Living Center, LLC** - 45%
                                   Edgewood Assisted Living, LLC** - 45%
                                   Various Non-Consolidated LLCs*


*    HCPI is non-managing member and has an 80% interest in the following limited liability companies:
          Ft. Worth-Cal Associates, LLC      Ponca-Cal Associates, LLC
          Louisiana-Two Associates, LLC      Statesboro Associates, LLC
          Oak City-Cal Associates, LLC       Tucson-Cal Associates, LLC
          Oklahoma-Four Associates, LLC      Vista Cal Associates, LLC
          Perris-Ca Associates, LLC

**   Non-Consolidated Partnerships



ITEM 2.   PROPERTIES

     See Item 1. for details.

ITEM 3.   LEGAL PROCEEDINGS

     During 1998, HCPI was not a party to any material legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                     PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     HCPI's common stock is listed on the New York Stock Exchange. Set forth below for the fiscal quarters indicated are the reported high and low closing prices of HCPI's common stock on the New York Stock Exchange.


                       1998                   1997                  1996
                  High       Low         High      Low         High      Low
                 -------   -------      -------   -------     -------   -------

First Quarter    $39 1/4   $35 13/16    $37 1/8   $33 1/8     $35 1/2   $31 1/2
Second Quarter    37        33  7/16     35 3/4    32          33 7/8    31
Third Quarter     37 1/2    30  3/16     38 3/4    35 7/8      34 1/2    32 5/8
Fourth Quarter    35 9/16   28  7/8      40 5/16   37 5/8      37 1/2    32 1/2


     As of March 1, 1999 there were approximately 1,468 stockholders of record and approximately 38,000 beneficial stockholders of HCPI's common stock.

     It has been HCPI's policy to declare quarterly dividends to the holders of its shares of common stock so as to comply with applicable sections of the Internal Revenue Code governing REITs. The cash dividends per share paid by HCPI on common stock are set forth below:

                                  1998         1997        1996
                                 -------     -------      -------
          First Quarter           $.64         $.60        $.56
          Second Quarter           .65          .61         .57
          Third Quarter            .66          .62         .58
          Fourth Quarter           .67          .63         .59


     Bremner & Wiley. On December 4, 1998, HCPI completed the acquisition of a managing member interest in HCPI/Indiana, LLC, a Delaware limited liability company ("HCPI/Indiana"). In connection with the acquisition, several limited partnerships affiliated with James D. Bremner made a capital contribution to HCPI/Indiana of a portfolio of seven medical office buildings with an equity value (net of assumed debt) of approximately $6.7 million. In exchange for this capital contribution, the contributing limited partnerships designated their constituent partners to receive approximately $3.9 million in cash and 89,452 non-managing member units of HCPI/Indiana (representing a minority interest in HCPI/Indiana). HCPI/Indiana also issued 781,213 managing member units to HCPI in exchange for a capital contribution of approximately $24.6 million. In addition, HCPI has retained Bremner & Wiley, Inc., a company also affiliated with James D. Bremner and the current manager of each of the contributed properties, to provide property management and leasing services at each contributed property and each purchased property for an initial period of three years.

     Beginning on December 4, 1999, the non-managing member units may be exchanged for common stock or, at HCPI's option, for cash. The non-managing member units will be exchangeable for common stock on a one to one basis (subject to certain adjustments, such as stock splits and reclassifications) or for an amount of cash equal to the then-current market value of the shares of common stock into which the non-managing member units may be exchanged. HCPI/Indiana relied on the exemption provided by Section 4(2) of the Securities Act, in connection with the issuance and sale of the non-managing member units. HCPI has agreed to provide registration rights with respect to the shares of common stock for which the non-managing member units may be exchanged.

     Boyer. On January 25, 1999, HCPI completed the acquisition of a managing member interest in HCPI/Utah, LLC, a Delaware limited liability company ("HCPI/Utah"), in exchange for a cash contribution of approximately $18.9 million. In connection with this acquisition, several limited liability companies and general partnerships affiliated with The Boyer Company, L.C. ("Boyer") contributed a portfolio of 14 medical office buildings (including two ground lease holds associated therewith) to HCPI/Utah with an aggregate equity value (net of assumed debt) of approximately $18.9 million. In exchange for this capital contribution, the contributing entities received 593,249 non-managing member units of HCPI/Utah. HCPI/Utah also issued 590,555 managing member units to HCPI. HCPI/Utah was also granted the right to acquire five additional medical office buildings. HCPI anticipates that the contribution of these additional properties to HCPI/Utah will be completed prior to December 31, 1999. Although HCPI has a minority interest in HCPI/Utah as determined by the number of outstanding membership units, the Amended and Restated Limited Liability Company Agreement of HCPI/Utah provides that only HCPI is authorized to act on behalf of HCPI/Utah and that HCPI has responsibility for the management of its business. Beginning on January 25, 2000, the non-managing member units may be exchanged for common stock or, at HCPI's option, for cash. The non-managing member units will be exchangeable for common stock on a one to one basis (subject to certain adjustments, such as stock splits and reclassifications) or for an amount of cash equal to then-current market value of the shares of common stock into which the non-managing member units may be exchanged. HCPI/Utah relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, in connection with the issuance and sale of the non-managing member units. HCPI has agreed to provide registration rights with respect to the shares of common stock for which the non-managing member units may be exchanged.

     In connection with the contribution of properties to HCPI/Utah, HCPI entered into a Future Projects Rights Agreement with Boyer. Under this agreement HCPI obtained the right to purchase any health care facility which is owned or ground leased by Boyer and is within two and one half miles of a health care facility that has been acquired by HCPI/Utah from Boyer. In addition, HCPI received a right of first offer to acquire any health care facility located in the States of Arizona, Nevada or Utah which Boyer or any of its affiliates proposes to sell. In return, HCPI has agreed that neither HCPI nor its affiliates will act as or control any developer with respect to the development of a heath care facility in Arizona, Nevada or Utah unless:

     -    HCPI engages Boyer or its affiliates as the developer; or
     - At the time HCPI acquires the land on which the health care facility is to be located or on or prior to the date HCPI or its affiliate has committed to fund or pay the cost of development, 65% or more of the net rentable space in the health care facility has been pre-leased to tenants for a minimum of five years.

     HCPI has also provided Boyer with a right of first negotiation to act as the manager, leasing agent and developer of certain development projects that HCPI may undertake or fund or properties that HCPI may acquire within Arizona, Nevada or Utah. Under a separate management agreement, HCPI has retained Boyer to manage the properties contributed to HCPI/Utah by entities affiliated with Boyer.

     Cambridge. On November 21, 1997, HCPI completed the acquisition of a managing member interest in Cambridge Medical Properties, LLC, a Delaware limited liability company ("CMP"). In connection with the acquisition, Cambridge Medical Center of San Diego, LLC ("Cambridge") made a capital contribution to CMP of real property and improvements with an equity value (net of assumed debt) of $6.5 million in exchange for $1 million in cash and 142,450 non-managing member units of CMP ("LLC Units") (representing a minority interest in CMP). CMP also issued 1,048,951 units of membership interest to the Company in exchange for a capital contribution of $40.5 million.

     Beginning on November 21, 1998, the LLC Units held by Cambridge may be exchanged by Cambridge for common stock of the Company or, at the option of the Company, for cash. The LLC Units are exchangeable for common stock on a one to one basis (subject to certain adjustments, such as stock splits and reclassifications) or for an amount of cash equal to then-current market value of the shares of common stock into which the LLC Units may be exchanged. CMP relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, in connection with the issuance and sale of the LLC Units. HCPI has agreed to provide certain registration rights with respect to the shares of common stock for which the LLC Units may be exchanged.


Item 6.   SELECTED FINANCIAL DATA

     Set forth below is selected financial data with respect to HCPI as of and for the years ended December 31, 1998, 1997, 1996, 1995, and 1994.



                                                  Year Ended December 31,
                                 1998        1997       1996       1995       1994
                            --------------------------------------------------------
                              (Amounts in thousands, except per share data)
Income Statement Data:
Total Revenue                    $161,549   $128,503   $120,393    $105,696   $98,996
Net Income Applicable to
   Common Shares                   78,635     63,542     60,641      80,266    49,977
Basic Earnings per Common Share      2.56       2.21       2.12        2.83      1.87
Diluted Earnings per Common Share    2.54       2.19       2.10        2.78      1.86

Balance Sheet Data:
Total Assets                    1,356,612    940,964    753,653     667,831   573,826
Debt Obligations                  709,045    452,858    379,504     299,084   271,463
Stockholders' Equity              595,419    442,269    336,806     339,460   269,403

Other Data:
Basic Funds From Operations (1)    96,255     83,442     80,517      72,911    65,274
Cash Flows From Operating
  Activities                      112,311     87,544     90,585      71,164    65,519
Cash Flows Used In Investing
  Activities                      417,524    205,238    104,797      80,627    61,383
Cash Flows Provided By (Used
  In) Financing Activities        305,633    118,967     15,023       8,535   (24,418)
Dividends Paid                     89,210     71,926     65,905      60,167    52,831
Dividends Paid Per Common Share     2.620      2.460      2.300       2.140     1.980


(1)  HCPI believes that Funds From Operations ("FFO") is an important
     supplemental measure of operating performance.   HCPI adopted the new
     definition of FFO prescribed by the National Association of Real Estate Investment Trusts (NAREIT). FFO is now defined as Net Income applicable to common shares (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus real estate depreciation, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not, and is not intended to, represent cash generated from operating activities in accordance with generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to Net Income. FFO, as defined by HCPI may not be comparable to similarly entitled items reported by other REITs that do not define it in accordance with the definition prescribed by NAREIT. FFO for the years presented has been restated for the new definition. The following table represents items and amounts being aggregated to compute FFO.

                                             1998      1997        1996      1995        1994
                                           -------------------------------------------------------
Net Income Applicable to Common Shares     $78,635    $63,542     $60,641     $80,266     $49,977
Real Estate Depreciation                    29,577     22,667      20,700      16,691      15,829
Joint Venture Adjustments                    2,096       (720)       (824)       (496)       (532)
Gain on Sale of Real Estate Properties     (14,053)    (2,047)        ---     (23,550)        ---
                                           -------------------------------------------------------
                                           $96,255    $83,442     $80,517     $72,911     $65,274
                                           =======================================================

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Health Care Property Investors, Inc. (HCPI), including its wholly-owned subsidiaries and affiliated joint ventures, acquires health care facilities and generally leases them on a long-term basis to health care providers. On a more limited basis, HCPI provides mortgage financing on health care facilities. As of December 31, 1998, HCPI's portfolio of properties, including equity investments, consisted of 332 facilities located in 42 states. These facilities are comprised of 157 long-term care facilities, 84 congregate care and assisted living facilities, 41 physician group practice clinics, 35 medical office buildings, eight acute care hospitals, six freestanding rehabilitation facilities, and one psychiatric care facility. The gross acquisition price of the properties, which includes joint venture acquisitions, was approximately $1,541,000,000 at December 31, 1998.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 VS. YEAR ENDED DECEMBER 31, 1997

     Net Income applicable to common shares for the year ended December 31, 1998 totaled $78,635,000 or $2.54 per share on a diluted basis on revenue of $161,549,000. This compares to Net Income applicable to common shares of $63,542,000 or $2.19 per share on a diluted basis on revenue of $128,503,000 for the corresponding period in 1997. Included in Net Income applicable to common shares and earnings per share on a diluted basis for the years ended December 31, 1998 and 1997 is a Gain on Sale of Real Estate Properties of $14,053,000, or $0.42 per share, and $2,047,000, or $0.07 per share, respectively.

     Base Rental Income for the year ended December 31, 1998 increased by $23,610,000 to $116,470,000. The majority of this increase was generated by rents on $429,000,000 of new property acquisitions made in 1998 and a full year of rents on $226,000,000 of property acquisitions made in 1997. These amounts represent significant increases over the acquisition activity of prior years. Additional Rental and Interest Income increased by $909,000 to $21,969,000 from the prior year; Interest and Other Income for the year ended December 31, 1998 increased by $8,527,000 to $23,110,000. The increase in Interest and Other Income was due in part to new loans made during 1998 and late 1997, and due to an increase in facility operating income related to medical office buildings that are leased on a gross or modified gross basis. There was $5,053,000 in related Facility Operating Expenses during the year ended December 31, 1998, a $4,891,000 increase over 1997. Facility Operating Expenses include property taxes, insurance and other facility related operating expenses that HCPI is responsible for under gross or modified gross leases. Since November 1997, HCPI has acquired 23 medical office buildings and multiple clinics that are leased on a gross or modified gross basis.

     Interest Expense for the year ended December 31, 1998 increased by
$7,928,000 to $36,753,000.   The increase is primarily the result of an increase
in short-term borrowings used to fund the acquisitions made during 1998 and interest related to the June 1998 issuance of MandatOry Par Put Remarketed Securities (MOPPRS) senior debt, described in more detail below in the "LIQUIDITY AND CAPITAL RESOURCES" section. The increase in Depreciation/Non Cash Charges of $6,867,000 to $32,523,000 for the year ended December 31, 1998, is directly related to the new investments discussed above.

     HCPI believes that Funds From Operations (FFO) is the most important supplemental measure of operating performance. (See Note 10 to the Consolidated Financial Statements)

     FFO for the year ended December 31, 1998 increased by $12,813,000 to $96,255,000. The increase is mainly attributable to increases in Base Rental Income and Interest and Other Income, as offset by increases in Interest Expense and Facility Operating Expenses, which are discussed in more detail above.

YEAR ENDED DECEMBER 31, 1997 VS. YEAR ENDED DECEMBER 31, 1996

     Net Income applicable to common shares for the year ended December 31, 1997 totaled $63,542,000 or $2.19 per share on a diluted basis on revenue of $128,503,000. This compares to Net Income applicable to common shares of $60,641,000 or $2.10 per share on revenue of $120,393,000 for the corresponding period in 1996. Included in Net Income applicable to common shares for the year ended December 31, 1997 is a Gain on Sale of Real Estate Properties of $2,047,000 or $0.07 per share of common stock on a diluted basis. Net Income applicable to common shares for the year ended December 31, 1996 included $2,061,000 or $0.07 per share on a diluted basis from the payoff of two mortgage loans that had been purchased at a discount in 1992.

     Base Rental Income for the year ended December 31, 1997 increased by $9,158,000 to $92,860,000. The majority of this increase was generated by rents on $226,000,000 of new property acquisitions made in 1997 and a full year of rents on $117,000,000 of property acquisitions made in 1996. Higher Additional Rental and Interest Income from the existing portfolio also assisted the increase in revenue. After adjusting for the mortgage loan income for 1996 described earlier, Additional Rental and Interest Income increased by $2,196,000 to $21,060,000 from the prior year. The increases noted above were offset by a decrease in Interest and Other Income for the year ended December 31, 1997 of $1,183,000 to $14,583,000, due in part to the pay-down or payoff of certain mortgage loans.

     Interest Expense for the year ended December 31, 1997 increased by $2,424,000 to $28,825,000. The increase in Interest Expense is directly related to HCPI's higher borrowing levels resulting from the increase in new investment activity. The increase in Depreciation/Non Cash Charges of $2,507,000 to $25,656,000 for the year ended December 31, 1997, is related to the new investments discussed above.

     FFO for the year ended December 31, 1997, increased $2,925,000 from the prior year. The increase is attributable to increases in Base Rental Income and Additional Rental and Interest Income, and offset by increases in Interest Expense and Other Expenses and decreases in Interest and Other Income all of which are discussed in more detail above.

LIQUIDITY AND CAPITAL RESOURCES

     HCPI has financed acquisitions through the sale of common and preferred stock, issuance of long-term debt, assumption of mortgage debt, use of short-term bank lines and through internally generated cash flows. Facilities under construction are generally financed by means of cash on hand or short-term borrowings under its existing bank lines. At the completion of construction and commencement of the lease, short-term borrowings used in the construction phase are generally refinanced with new long-term debt, including Medium Term Notes
(MTNs), or with equity offerings.

MTN FINANCINGS

     The following table summarizes the MTN financing activities during 1997 and 1998:

                                                             Amount
Date                   Maturity         Coupon Rate      Issued/(Redeemed)
--------------------------------------------------------------------------
March/April 1997       10 years         7.30% - 7.62%      $20,000,000
June 1997                ---            10.20% - 10.30%    (12,500,000)
February 1998            ---                9.88%          (10,000,000)
March 1998             5 years              6.66%           20,000,000
April-November 1998      ---            6.10% - 9.70%      (17,500,000)
November 1998          3-8 years        7.30% - 7.88%       28,000,000

OTHER SENIOR DEBT OFFERING

     During June 1998, HCPI issued $200 million of 6.875% MandatOry Par Put Remarketed Securities ("MOPPRS") due June 8, 2015 which are subject to mandatory tender on June 8, 2005. HCPI received total proceeds of approximately $203,000,000 (including the present value of a put option associated with the debt) which was used to repay borrowings under HCPI's revolving lines of credit. The weighted average cost of the debt including the amortization of the option and offering expenses is 6.77%. The MOPPRS are senior, unsecured obligations of HCPI.

Equity Offerings

     Since September 1997, HCPI has completed four equity offerings, summarized in the table below:

                                                       Shares        Equity
Date                Issuance                           Issued        Raised        Net Proceeds
-----------------------------------------------------------------------------------------------
September 1997      7-7/8% Series A Cumulative       2,400,000    $ 60,000,000     $ 57,810,000
                    Redeemable Preferred Stock

December 1997       Common Stock at $38.3125/share   1,437,500    $ 55,000,000     $ 51,935,000

April 1998          Common Stock at $33.2217/share     698,752    $ 23,200,000     $ 23,000,000
                    to a Unit Investment Trust

September 1998      8.70% Series B Cumulative        5,385,000    $135,000,000     $130,000,000
                    Redeemable Preferred Stock

     HCPI used the net proceeds from the equity offerings to pay down or pay off short-term borrowings under its revolving lines of credit. HCPI invested any excess funds in short-term investments until they were needed for acquisitions or development.

     At December 31, 1998, stockholders' equity totaled $595,419,000 and the debt to equity ratio was 1.19 to 1.00. For the year ended December 31, 1998, FFO (before interest expense) covered Interest Expense 3.62 to 1.00. AVAILABLE FINANCING SOURCES

     During June 1998, HCPI registered $600,000,000 of debt and equity securities under a shelf registration statement filed with the Securities and Exchange Commission. As of December 31, 1998 HCPI had $490,280,000 remaining on shelf filings for future financings. Of that amount, HCPI had approximately $174,905,000 available under MTN senior debt programs. These amounts may be issued from time to time in the future based on HCPI's needs and then existing market conditions. On September 30, 1998 HCPI renegotiated its lines of credit with a group of seven banks. HCPI has two revolving lines of credit, one for $135,000,000 that expires on September 30, 2003 and one for $45,000,000 that expires on September 30, 1999. As of December 31, 1998, HCPI had $92,000,000
available on these lines of credit.   Since 1986 the debt rating agencies have
rated HCPI's Senior Notes and Convertible Subordinated Notes investment grade. Current ratings are as follows:

                        Moody's     Standard & Poor's   Duff & Phelps
                        --------    -----------------   --------------
Senior Notes              Baa1             BBB+               A-
Convertible
  Subordinated Notes      Baa2             BBB                BBB+


     Since inception in May 1985, HCPI has recorded approximately $690,469,000 in cumulative FFO. Of this amount, HCPI has distributed a total of $578,872,000 to stockholders as dividends on common stock. HCPI has retained the balance of $111,597,000 and used it as an additional source of capital.

     On November 20, 1998, HCPI paid a dividend of $0.67 per common share or $20,761,000 in the aggregate. Total dividends paid during the year ended December 31, 1998, as a percentage of FFO, was 84%. During the first quarter of 1999, HCPI declared and paid a dividend of $0.68 per common share or approximately $21,072,000 in the aggregate.

LETTERS OF CREDIT

     At December 31, 1998, HCPI held approximately $41,000,000 in irrevocable letters of credit from commercial banks to secure the obligations of many lessees' lease and borrowers' loan obligations. HCPI may draw upon the letters of credit if there are any defaults under the leases and/or loans. Amounts available under letters of credit could change based upon facility operating conditions and other factors and such changes may be material.

FACILITY ROLLOVERS

     HCPI has concluded a significant number of "facility rollover" transactions in 1995, 1996, 1997 and 1998 on properties that have been under long-term leases and mortgages. "Facility rollover" transactions principally include lease renewals and renegotiations, exchanges, sales of properties, and, to a lesser extent, payoffs on mortgage receivables. The annualized impact was to increase FFO in 1995 by $900,000 and decrease FFO in each of the years 1996 through 1998 by $1,200,000, $1,600,000 and $3,100,000. Total rollovers were 20 facilities,
20 facilities, 12 facilities and 44 facilities in each of the years 1995 - 1998.

     For the year ending December 31, 1999, HCPI has 23 facilities that are subject to lease expiration and mortgage maturities. These facilities currently represent approximately 8% of annualized revenues. For the year ended December 31, 2000, HCPI has seven facilities that are subject to lease expiration and mortgage maturities. These facilities currently represent approximately 5% of annualized revenue.

     During 1997, HCPI reached agreement with Tenet Healthcare Corporation (Tenet) (the holder of substantially all the option rights of the Vencor, Inc. (Vencor) leases) whereby Tenet agreed to waive renewal and purchase options, and related rights of first refusal, on up to 51 facilities. As part of these agreements, HCPI has the right to continue to own the facilities. HCPI paid Tenet $5,000,000 in cash, accelerated the purchase option on two acute care hospitals leased to Tenet, and reduced Tenet's guarantees on the facilities leased to Vencor. Leases on 20 of those 51 facilities had expiration dates through December 31, 2000. HCPI has increased rents on five of the facilities with leases that have already expired during 1998, and believes it will be able to increase rents on other facilities whose lease terms expire through 2001. However, there can be no assurance that HCPI will be able to realize any increased rents on future rollovers. HCPI has completed certain facility rollovers earlier than the scheduled lease expirations or mortgage maturities and will continue to pursue such opportunities where it is advantageous to do so.

     Management believes that HCPI's liquidity and sources of capital are adequate to finance its operations as well as its future investments in additional facilities.

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

STATUS OF YEAR 2000 ISSUES WITH HCPI'S OWN INFORMATION TECHNOLOGY SYSTEMS AND NON-IT SYSTEMS

     HCPI's primary use of information technology ("IT") is in its financial accounting systems, billing and collection systems and other information management software. HCPI's operations are conducted out of its corporate offices in Newport Beach, California where it uses and is exposed to non-IT systems such as those contained in embedded micro-processors in telephone and voicemail systems, elevators, heating, ventilation and air conditioning (HVAC) systems, lighting timers, security systems, and other property operational control systems.

     HCPI believes that it does not have significant exposure to Year 2000 issues with respect to its own accounting and information software systems or with respect to non-IT systems contained in embedded chips used in its corporate offices. HCPI has been working with its computer consultants to test and continually upgrade its management information systems and has reasonable assurance from its vendors and outside computer consultants that HCPI's financial and other information systems are Year 2000 compliant. The cost to bring the management information systems into Year 2000 compliance has not been material. While any disruption in services at HCPI's corporate offices due to failure of non-IT systems may be inconvenient and disruptive to normal day-to-day activities, it is not expected to have a material adverse effect on HCPI's financial performance or operations.

EXPOSURE TO THIRD PARTIES' YEAR 2000 ISSUES

     Because HCPI believes its own accounting and information systems are substantially Year 2000 compliant, HCPI does not feel there will be material disruption to its transaction processing on January 1, 2000. However, HCPI depends upon its tenants for rents and cash flows, its financial institutions for availability of working capital and capital markets financing and its transfer agent to maintain and track investor information. If HCPI's primary lessees and mortgagors are not Year 2000 compliant, or if they face disruptions in their cash flows due to Year 2000 issues, HCPI could face significant temporary disruptions in its cash flows after that date. These disruptions could be exacerbated if the commercial banks that process HCPI's cash receipts and disbursements and its lending institutions are not Year 2000 compliant. Furthermore, to the extent there are broad market disruptions as a result of widespread Year 2000 issues, HCPI's access to the capital markets to raise cash for investing activity could be impaired.

     To address this concern, during the second quarter of 1998, HCPI commenced a written survey of all of its major tenants, Bank of New York in its capacity as agent under HCPI's credit facilities, and as common stock Transfer Agent and Trustee under its senior debt indenture, each other lender under HCPI's credit facility, its primary investment banker for HCPI's capital raising activities, and HCPI's independent public accountants and primary outside legal counsel. The survey asked each respondent to assess its exposure to Year 2000 issues and asked what preparations each has made to deal with the Year 2000 issue with respect to both information technology and non-IT systems. In addition HCPI asked each respondent to inform it about their exposure to third party vendors, customers and payers who may not be Year 2000 compliant.

     Through this process HCPI has been informed in writing by approximately 95% of those surveyed that they believe that they have computer systems that are or will be Year 2000 compliant by the end of 1999. All continue to assess their own exposure to the issue. However neither HCPI nor its lessees and mortgagors can be assured that the federal and state governments, upon which they rely for Medicare and Medicaid revenue, will be in compliance in a timely manner.

     HCPI is in the process of assessing its exposure to failures of embedded microprocessors contained in elevators, electrical and HVAC systems, security systems and the breakdown of other non-IT systems due to the Year 2000 issue at the properties operated by its tenants. Under a significant portion of its leases, HCPI is not responsible for the cost to repair such items and is indemnified by the tenants for losses caused by their operations on the property. For the medical office buildings where HCPI may be responsible for repairing such items, HCPI does not believe that the costs of repair will be material to HCPI and any such costs will be expensed as incurred.

RISKS TO HCPI OF YEAR 2000 ISSUES

     HCPI's exposure to the Year 2000 issue depends primarily on the readiness of its significant tenants and commercial banks, who in turn, are dependent upon suppliers, payers and other external parties, all of which is outside HCPI's control. HCPI believes the most reasonably likely worst case scenario faced by HCPI as a result of the Year 2000 issue is the possibility that reimbursement delays caused by a failure of federal and state welfare programs responsible for Medicare and Medicaid could adversely affect its tenants' cash flow, resulting in their temporary inability to meet their obligations under its leases. Depending upon the severity of any reimbursement delays and the financial strength of any particular operator, the operations of HCPI's tenants could be materially adversely affected, which in turn could have a material adverse effect on its results of operations.

     In September 1998, the General Accounting Office reported that the Health Care Financing Administration ("HCFA"), which runs Medicare, is behind schedule in taking steps to deal with the Year 2000 issue and that it is highly unlikely that all of the Medicare systems will be compliant in time to ensure the delivery of uninterrupted benefits and services into the year 2000. The General Accounting Office also reported in November 1998 that, based upon its survey of the states, the District of Columbia and three territories, less than 16% of the automated systems used by state and local government to administer Medicaid are reported to be Year 2000 compliant. HCPI does not know at this time whether there will in fact be a disruption of Medicare or Medicaid reimbursements to its lessees and mortgagors and HCPI is therefore unable to determine at this time whether the Year 2000 issue will have a material adverse effect on HCPI or its future operations.

CONTINGENCY PLANS

     If there are severe disruptions in HCPI's cash flow as a result of disruptions in its tenant's or mortgagor's cash flow, HCPI may be forced to slow its investment activity, or seek additional liquidity from its lenders.

     Readers are cautioned that most of the statements contained in the "Year 2000 Issue" paragraphs are forward looking and should be read in conjunction with HCPI's disclosures under the heading "CAUTIONARY LANGUAGE REGARDING FORWARD LOOKING STATEMENTS" set forth below.

CAUTIONARY LANGUAGE REGARDING FORWARD LOOKING STATEMENTS

     Statements in this Annual Report that are not historical factual statements are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements include, among other things, statements regarding the intent, belief or expectations of HCPI and its officers and can be identified by the use of terminology such as "may", "will", "expect", "believe", "intend", "plan", "estimate", "should" and other comparable terms or the negative thereof. In addition, HCPI, through its senior management, from time to time makes forward looking oral and written public statements concerning HCPI's expected future operations and other developments. Shareholders and investors are cautioned that, while forward looking statements reflect HCPI's good faith beliefs and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties. Actual results may differ materially from the expectations contained in the forward looking statements as a result of various factors.
Such factors include:

(a) Legislative, regulatory, or other changes in the healthcare industry at the local, state or federal level which increase the costs of or otherwise affect the operations of HCPI's lessees;
(b) Changes in the reimbursement available to HCPI's lessees and mortgagors by governmental or private payors, including changes in Medicare and Medicaid payment levels and the availability and cost of third party insurance coverage;
(c) Competition for lessees and mortgagors, including with respect to new leases and mortgages and the renewal or rollover of existing leases;
(d)  Competition for the acquisition and financing of health care facilities;
(e) The ability of HCPI's lessees and mortgagors to operate HCPI's properties in a manner sufficient to maintain or increase revenues and to generate sufficient income to make rent and loan payments;
(f) Changes in national or regional economic conditions, including changes in interest rates and the availability and cost of capital to HCPI; and
(g) General uncertainty inherent in the Year 2000 issue, particularly the uncertainty of the Year 2000 readiness of third parties who are material to HCPI's business, such as public or private healthcare reimbursers, over whom HCPI has no control with the result that HCPI cannot ensure its ability to timely and cost-effectively avert or resolve problems associated with the Year 2000 issue that may affect its operations and business.

Item 7a.  DISCLOSURES ABOUT MARKET RISK

     HCPI is exposed to market risks related to fluctuations in interest rates on its mortgage loans receivable and on its debt instruments. The following discussion and table presented below are provided to address the risks associated with potential changes in HCPI's interest rate environment.

     HCPI provides mortgage loans to operators of healthcare facilities in the normal course of business. All of the mortgage loans receivable have fixed interest rates or interest rates with periodic fixed increases. Therefore, the mortgage loans receivable are all considered to be fixed rate loans, and the current interest rate (the lowest rate) is used in the computation of market risk provided in the table below if material.

     HCPI generally borrows on its short-term bank lines of credit to complete acquisition transactions. These borrowings are then repaid using proceeds from subsequent long-term debt and equity offerings. HCPI may also assume mortgage notes payable already in place as part of an acquisition transaction. Currently HCPI has two mortgage notes payable with variable interest rates and the remaining mortgage notes payable have fixed interest rates or interest rates with fixed periodic increases. HCPI's senior notes and convertible debt are at fixed rates. The variable rate loans are at interest rates below the current prime rate of 7.75%, and fluctuations are tied to the prime rate or to a rate currently below the prime rate.

     Fluctuation in the interest rate environment will not impact HCPI's future earnings and cash flows on its fixed rate debt until that debt matures and must be replaced or refinanced. Interest rate changes will affect the fair value of the fixed rate instruments. Conversely, changes in interest rates on variable rate debt would change the future earnings and cash flows of HCPI, but not affect the fair value on those instruments. Assuming a one percentage point increase in the interest rate related to the variable rate debt including the mortgage notes payable and the bank lines of credit, and assuming no change in the outstanding balance as of year end, interest expense for the coming year would increase by approximately $947,000. Approximately 50% of the increase in interest expense related to the bank lines of credit, or $440,000, would be capitalized into construction projects.

     The principal amount and the average interest rates for the mortgage loans receivable and debt categorized by the final maturity dates is presented in the table below. Certain of the mortgage loans receivable and certain of the debt securities, excluding the convertible debentures, require periodic principal payments prior to the final maturity date. The fair value estimates for the mortgage loans receivable are based on the estimates of management and on rates currently prevailing for comparable loans. The fair market value estimates for debt securities are based on discounting future cash flows utilizing current rates offered to HCPI for debt of the same type and remaining maturity.

                                        |----------------------------------Maturity---------------------------------------|
                                                                                                                    Fair
                                        1999      2000      2001      2002      2003      Thereafter     Total      Value
                                        -----------------------------------------------------------------------------------
ASSETS
Mortgage Loans Receivable                                   $18,295   $ 2,501             $ 118,637      $139,432  $148,000
                                                             13.03%    10.17%                 9.84%        10.27%
LIABILITIES
Variable Rate Debt:

Bank Notes Payable                                                              88,000                     88,000    88,000
   Weighted Average Interest Rate                                                5.90%                      5.90%

Mortgage Notes Payable                                                  1,679                 5,006         6,685     4,838
   Weighted Average  Interest Rate                                      5.87%                 5.75%         5.78%

Fixed Rate Debt:

Senior Notes Payable                    15,000     10,000    13,000    17,000   31,000      413,162       499,162  480,278
   Weighted Average Interest Rate        9.98%      8.87%     7.88%     8.40%    7.09%        6.90%         7.15%

Convertible Subordinated Notes Payable            100,000                                                 100,000   99,234
   Weighted Average Interest Rate                   6.00%                                                   6.00%

Mortgage Notes Payable                     505        302               1,225               13,166         15,198   16,650
   Weighted Average Interest Rate        8.91%      9.00%               9.00%                8.65%          8.71%


     HCPI does not believe that the future market rate risks related to the above securities will have a material impact on HCPI or the results of its future operations. Readers are cautioned that most of the statements contained in these "Disclosures about Market Risk" paragraphs are forward looking and should be read in conjunction with HCPI's disclosures under the heading "Cautionary Language Regarding Forward Looking Statements" set forth above.


Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     HCPI's Consolidated Balance Sheets as of December 31, 1998 and 1997 and its Consolidated Statements of Income, Stockholders' Equity, and Cash Flows for the years ended December 31, 1998, 1997 and 1996, together with the Report of Arthur Andersen LLP, Independent Public Accountants, are included elsewhere herein. Reference is made to the "Index to Consolidated Financial Statements."


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of HCPI were as follows on March 18, 1998:



Name                     Age                   Position
-----------------      ------      ----------------------------------------------------
Kenneth B. Roath         63        Chairman, President and Chief Executive Officer
James G. Reynolds        47        Executive Vice President and Chief Financial Officer
Devasis Ghose            45        Senior Vice President - Finance and Treasurer
Edward J. Henning        46        Senior Vice President, General Counsel and Corporate Secretary
Stephen R. Maulbetsch    42        Senior Vice President - Acquisitions

     There is hereby incorporated by reference the information appearing under the captions "Board of Directors and Officers" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Registrant's definitive proxy statement relating to its Annual Meeting of Stockholders to be held on April 28, 1999.


Item 11.  EXECUTIVE COMPENSATION

     There is hereby incorporated by reference the information under the caption "Executive Compensation" in the Registrant's definitive proxy statement relating to its Annual Meeting of Stockholders to be held on April 28, 1999.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     There is hereby incorporated by reference the information under the captions "Principal Stockholders" and "Board of Directors and Officers" in the Registrant's definitive proxy statement relating to its Annual Meeting of Stockholders to be held on April 28, 1999.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There is hereby incorporated by reference the information under the caption "Certain Transactions" in the Registrant's definitive proxy statement relating to its Annual Meeting of Stockholders to be held on April 28, 1999.



                                     PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

     a)   Financial Statements:

          1)   Report of Independent Public Accountants

          2)   Financial Statements

          Consolidated Balance Sheets - December 31, 1998 and 1997
          Consolidated Statements of Income - for the years ended December 31,
           1998, 1997 and 1996
          Consolidated Statements of Stockholders' Equity - for the years ended
           December 31, 1998, 1997 and 1996
          Consolidated Statements of Cash Flows - for the years ended December
           31, 1998, 1997 and 1996
          Notes to Consolidated Financial Statements

          Note - All schedules have been omitted because the required information is presented in the financial statements and the related notes or because the schedules are not applicable.

     b)   Reports on Form 8-K:

          On November 5, 1998, HCPI filed a Report on Form 8-K with the Securities and Exchange Commission regarding the acquisition of assets with an aggregate purchase price of $108.3 million as required under Rule 3-14 of Regulation S-X.

          c)   Exhibits:

          3.1  Articles of Restatement of HCPI./1
          3.2  Amendment and Restated Bylaws of HCPI./2
          3.3 Articles Supplementary of HCPI Classifying 2,760,000 Shares of 7-7/8% Series A Cumulative Redeemable Preferred Stock./3
          4.1 Rights Agreement, dated as of July 5, 1990, between HCPI and Manufacturers Hanover Trust Company of California, as
               Rights Agent./4
          4.2  Indenture dated as of September 1, 1993 between HCPI and
               The Bank of New York, as Trustee, with respect to the Series B Medium Term Notes and the Senior Notes due 2006. /5
          4.3 Indenture dated as of April 1, 1989 between HCPI and The Bank of New York for Debt Securities./6
          4.4  Form of Fixed Rate Note./6
          4.5  Form of Floating Rate Note./6
          4.6 Registration Rights Agreement dated November 21, 1997 between HCPI and Cambridge Medical Center of San Diego, LLC./7
          4.7 First Amendment to Rights Agreement dated as of January 28, 1999 between HCPI and The Bank of New York.
          4.8 Registration Rights Agreement dated November 20, 1998 between HCPI and James D. Bremner./8
          4.9 Registration Rights Agreement dated January 20, 1999 between HCPI and Boyer Castle Dale Medical Clinic, LLC./9
          10.1 Amendment No. 1, dated as of May 30, 1985, to Partnership Agreement of Health Care Property Partners, a California general partnership, the general partners of which consist of HCPI and certain affiliates of Tenet./10
          10.2 Amended and Restated Limited Liability Company Agreement dated
               November 21, 1997 of Cambridge Medical Properties, LLC./7
          10.3 Health Care Property Investors, Inc. Second Amended and Restated
               Directors Stock Incentive Plan./11*
          10.4 Health Care Property Investors, Inc. Second Amended and Restated Stock Incentive Plan./11*
          10.5 Health Care Property Investors, Inc. Second Amended and Restated Directors Deferred Compensation Plan./12*
          10.6 Employment Agreement dated April 28, 1988 between HCPI and Kenneth B. Roath./13*
          10.7 First Amendment to Employment Agreement dated February 1, 1990 between HCPI and Kenneth B. Roath./14*
          10.8 Health Care Property Investors, Inc. Executive Retirement
               Plan./15*
          10.9 Amendment No. 1 to Health Care Property Investors, Inc. Executive Retirement Plan./16*
        10.10 Revolving Credit Agreement dated as of October 22, 1997 among Health Care Property Investors, Inc., the banks named therein and The Bank of New York./17
        10.11 $50,000,000 Revolving Credit Agreement dated as of October 22, 1997 among Health Care Property Investors, Inc., the banks named therein and The Bank of New York./17
        10.12 Stock Transfer Agency Agreement between Health Care Property Investors, Inc. and The Bank of New York dated as of July 1, 1996./18
        10.13 Amended and Restated $45,000,000 Revolving Credit Agreement dated as of October 22, 1997 and amended and restated as of September 30, 1998 among Health Care Property Investors, Inc., the banks named herein and The Bank of New York and BNY Capital Markets, Inc./19
        10.14 Amended and Restated $135,000,000 Revolving Credit Agreement dated as of October 22, 1997 and amended and restated as of September 30, 1998 among Health Care Property Investors, Inc., the banks named herein and The Bank of New York and BNY Capital Markets, Inc./19
        10.15 Amended and Restated Limited Liability Company Agreement dated November 20, 1998 of HCPI/Indiana, LLC.
        10.16 Amended and Restated Limited Liability Company Agreement dated January 20, 1999 of HCPI/Utah, LLC.

         21.1  List of Subsidiaries.

         23.1  Consent of Independent Public Accountants.

         27.1  Financial Data Schedule.

          1. This exhibit is incorporated by reference to exhibit 3.1 in HCPI's Annual Report on Form 10-K for the year ended December 31, 1995.
          2. This exhibit is incorporated by reference to the exhibit numbered 3(ii) in HCPI's Quarterly Report on Form 10-Q for the period ended June 30, 1996.
          3. This exhibit is incorporated by reference to HCPI's Form 8-A (file no. 001-08895) filed with the Commission on September 25, 1997.
          4. This exhibit is incorporated by reference to exhibit 1 to HCPI's Form 8-A filed with the Commission on July 17, 1990.
          5. This exhibit is incorporated by reference to exhibit 4.1 to HCPI's Registration Statement on Form S-3 dated September 9, 1993.
          6. These exhibits are incorporated by reference to exhibits 4.1, 4.2 and 4.3, respectively, in HCPI's Registration Statement on Form S-3 dated March 20, 1989.
          7. These exhibits are incorporated by reference to exhibits 4.6 and 10.2, respectively, in HCPI's Annual Report on Form 10-Q for the year ended December 31, 1997.
          8. This exhibit is identical in all material respects to two other documents except the parties thereto. The parties to these other documents, other than HCPI, were James P. Revel and Michael F. Wiley.
          9. This exhibit is identical in all material respects to 14 other documents except the parties thereto. The parties to these other documents, other than HCPI, were Centerville, LLC, Elko, LLC, Desert Springs, LLC, Grantsville, LLC, Ogden, LP, Ogden II, LP, SLIC, LP, Springville, LLC, SM I, LP, SM II, LP, SM II-Mckay, LP, Desert Spings, LLC, Iomege, LLC and Primary, LLC.
          10. This exhibit is incorporated by reference to exhibit 10.1 in HCPI's Annual Report on Form 10-K for the year ended December 31, 1985.
          11. These exhibits are incorporated by reference to exhibits 10.43 and 10.44, respectively, in HCPI's Quarterly Report on Form 10-Q for the period ended March 31, 1997.
          12. This exhibit is incorporated by reference to exhibit number 10.45 in HCPI's Quarterly Report on Form 10-Q for the period ended September 30, 1997.
          13. This exhibit is incorporated by reference to exhibit 10.27 in HCPI's Annual Report on Form 10-K for the year ended December 31, 1988.
          14. This exhibit is incorporated by reference to Appendix B of HCPI's Annual Report on Form 10-K for the year ended December 31, 1990.
          15. This exhibit is incorporated by reference to exhibit 10.28 in HCPI's Annual Report on Form 10-K for the year ended December 31, 1987.
          16. This exhibit is incorporated by reference to exhibit 10.39 in HCPI's Annual Report on Form 10-K for the year ended December 31, 1995.
          17.  These exhibits are incorporated by reference to exhibit numbers
               10.37 and 10.38, respectively, in HCPI's Quarterly Report on Form 10-Q for the period ended September 30, 1997.
          18. This exhibit is incorporated by reference to exhibit 10.40 in HCPI's Quarterly Report on Form 10-Q for the period ended September 30, 1996.
          19.  These exhibits are incorporated by reference to exhibit numbers
               10.1 and 10.2, respectively, in HCPI's Quarterly Report on Form 10-Q for the period ended September 30, 1998.
          *    Management Contract or Compensatory Plan or Arrangement.

     For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statement on Form S-8 No. 33-28483 (filed May 11, 1989):

     Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy expressed in the Securities Act of 1933 and will be governed by the final adjudication of such issue.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 1999

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


Date                     Signature and Title



March 29, 1999           /S/  Kenneth B. Roath
                         -----------------------------------------
                         Kenneth B. Roath, Chairman of the Board of
                         Directors, President and Chief Executive Officer
                         (Principal Executive Officer)




March 29, 1999           /S/  James G. Reynolds
                         -----------------------------------------
                         James G. Reynolds, Executive Vice President
                         and Chief Financial Officer
                         (Principal Financial Officer)




March 29, 1999           /S/  Devasis Ghose
                         --------------------------------------------
                         Devasis Ghose, Senior Vice President- Finance
                         and Treasurer (Principal Accounting Officer)




March 29, 1999           /S/  Paul V. Colony
                         --------------------------------------------
                         Paul V. Colony, Director




March 29, 1999           /S/  Robert R. Fanning
                         --------------------------------------------
                         Robert R. Fanning, Jr., Director




March 29, 1999           /S/  Michael D. McKee
                         --------------------------------------------
                         Michael D. McKee, Director




March 29, 1999           /S/  Orville E. Melby
                         --------------------------------------------
                         Orville E. Melby, Director




March 29, 1999           /S/  Harold M. Messmer, Jr.
                         --------------------------------------------
                         Harold M. Messmer, Jr., Director




March 29, 1999           /S/  Peter L. Rhein
                         --------------------------------------------
                         Peter L. Rhein, Director

                                  EXHIBIT INDEX


EXHIBIT INDEX
-------------------------

Ex. 4.7 First Amendment to Rights Agreement dated as of January 28, 1999 between HCPI and The Bank of New York.
Ex. 4.8 Registration Rights Agreement dated November 20, 1998 between HCPI and James D. Bremner.
Ex. 4.9 Registration Rights Agreement dated January 20, 1999 between HCPI and Boyer Castle Dale Medical Clinic, LLC.

Ex.10.15 Amended and Restated Limited Liability Company Agreement dated November 20,1998 of HCPI/Indiana, LLC.
Ex.10.16 Amended and Restated Limited Liability Company Agreement dated January 20, 1999 of HCPI/Utah, LLC.

Ex. 21.1  List of Subsidiaries

Ex. 23.1  Consent of Independent Public Accountants

Ex. 27.1  Financial Data Schedule


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                      Pages
                                                                      -----

Report of Independent Public Accountants

Consolidated Balance Sheets - as of December 31, 1998 and 1997

Consolidated Statements of Income -
  for the years ended December 31, 1998, 1997 and 1996

Consolidated Statements of Stockholders' Equity - for the years ended December 31, 1998, 1997 and 1996

Consolidated Statements of Cash Flows -
  for the years ended December 31, 1998, 1997 and 1996

Notes to Consolidated Financial Statements







                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Health Care Property Investors, Inc.:


     We have audited the accompanying consolidated balance sheets of Health Care Property Investors, Inc. (a Maryland corporation) as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Health Care Property Investors, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.




                                                             ARTHUR ANDERSEN LLP

Orange County, California
January 19, 1999









                      HEALTH CARE PROPERTY INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS
                (Dollar amounts in thousands, except par values)

                                                          December 31,
                                                     -------------------------
                                                        1998          1997
                                                    -----------     ----------
ASSETS

Real Estate Investments
     Buildings and Improvements                        $1,143,077       $ 837,857
     Accumulated Depreciation                            (190,941)       (170,502)
                                                        ---------       ---------
                                                          952,136         667,355
     Construction in Progress                              26,938          19,627
     Land                                                 152,045          99,520
                                                        ---------       ---------
                                                        1,131,119         786,502
Loans Receivable                                          154,363         125,381
Investments in and Advances to Joint Ventures              54,478          14,241
Other Assets                                               12,148          10,756
Cash and Cash Equivalents                                   4,504           4,084
                                                        ---------       ---------
TOTAL ASSETS                                           $1,356,612       $ 940,964
                                                        =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Bank Notes Payable                                     $   88,000       $  66,900
Senior Notes Payable                                      499,162         275,023
Convertible Subordinated Notes Payable                    100,000         100,000
Mortgage Notes Payable                                     21,883          10,935
Accounts Payable, Accrued Expenses and Deferred Income     28,758          23,492
Minority Interests in Joint Ventures                       23,390          22,345
Commitments
Stockholders' Equity:
  Preferred Stock, $1.00 par value:
  Authorized_50,000,000 shares;
  7,785,000 and 2,400,000 shares outstanding as of
       December 31, 1998 and 1997.                        187,847          57,810
  Common Stock, $1.00 par value; 100,000,000
  shares authorized; 30,987,536 and 30,216,319
  outstanding as of December 31, 1998 and 1997.            30,987          30,216
  Additional Paid-In Capital                              433,309         408,924
  Cumulative Net Income                                   531,926         444,759
  Cumulative Dividends                                   (588,650)       (499,440)
                                                        ---------       ---------
Total Stockholders' Equity                                595,419         442,269
                                                        ---------       ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $1,356,612      $  940,964
                                                       ==========      ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      HEALTH CARE PROPERTY INVESTORS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                (Amounts in thousands, except per share amounts)


                                                              Year Ended December 31,
                                                     --------------------------------------
                                                        1998           1997         1996
                                                     ---------      ---------     ---------
REVENUE

Base Rental Income                                   $ 116,470      $  92,860     $  83,702
Additional Rental and Interest Income                   21,969         21,060        20,925
Interest and Other Income                               23,110         14,583        15,766
                                                     ---------      ---------     ---------
                                                       161,549        128,503       120,393
                                                     ---------      ---------     ---------
EXPENSES

Interest Expense                                        36,753         28,825        26,401
Depreciation/Non Cash Charges                           32,523         25,656        23,149
Other Expenses                                           8,566          7,414         6,826
Facility Operating Expenses                              5,053            162           ---
                                                     ---------      ---------     ---------
                                                        82,895         62,057        56,376
                                                     ---------      ---------     ---------
INCOME FROM OPERATIONS                                  78,654         66,446        64,017
    Minority Interests                                  (5,540)        (3,704)       (3,376)
    Gain on Sale of Real Estate Properties              14,053          2,047           ---
                                                     ---------      ---------     ---------
NET INCOME                                           $  87,167      $  64,789     $  60,641

DIVIDENDS TO PREFERRED STOCKHOLDERS                      8,532          1,247           ---
                                                     ---------      ---------     ---------
NET INCOME APPLICABLE TO COMMON SHARES               $  78,635      $  63,542     $  60,641
                                                     =========      =========     =========
BASIC EARNINGS PER COMMON SHARE                      $    2.56      $    2.21     $    2.12
                                                     =========      =========     =========
DILUTED EARNINGS PER COMMON SHARE                    $    2.54      $    2.19     $    2.10
                                                     =========      =========     =========
WEIGHTED AVERAGE SHARES OUTSTANDING                     30,747         28,782        28,652
                                                     =========      =========     =========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.





                      HEALTH CARE PROPERTY INVESTORS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Amounts in thousands)



                                Preferred Stock             Common Stock
                              -----------------   ------------------------------
                                                               Par    Additional                                Total
                              Number of           Number of   Value    Paid In     Cumulative   Cumulative  Stockholders'
                                Shares    Amount    Shares    Amount   Capital     Net Income   Dividends       Equity
-------------------------------------------------------------------------------------------------------------------------
Balances,
    December 31, 1995               ---     $ ---    28,574   $28,574    $353,166    $319,329   $(361,609)       $339,460

Issuance of  Common Stock, Net                           30        30       1,044                                   1,074
Exercise of Stock Options                                74        74       1,462                                   1,536
Net Income                                                                             60,641                      60,641
Dividends Paid - Common Shares                                                                    (65,905)        (65,905)
--------------------------------------------------------------------------------------------------------------------------

Balances,
    December 31, 1996                                28,678    28,678     355,672     379,970    (427,514)        336,806

Issuance of Preferred Stock, Net   2,400   57,810                                                                  57,810
Issuance of Common Stock, Net                         1,468     1,468      51,589                                  53,057
Exercise of Stock Options                                70        70       1,663                                   1,733
Net Income                                                                             64,789                      64,789
Dividends Paid - Preferred Shares                                                                  (1,247)         (1,247)
Dividends Paid - Common Shares                                                                    (70,679)        (70,679)
--------------------------------------------------------------------------------------------------------------------------

Balances,
    December 31, 1997              2,400   57,810    30,216    30,216     408,924     444,759    (499,440)        442,269

Issuance of Preferred Stock, Net   5,385  130,037                                                                 130,037
Issuance of Common Stock, Net                           731       731      23,513                                  24,244
Exercise of Stock Options                                40        40         872                                     912
Net Income                                                                             87,167                      87,167
Dividends Paid - Preferred Shares                                                                  (8,532)         (8,532)
Dividends Paid - Common Shares                                                                    (80,678)        (80,678)
--------------------------------------------------------------------------------------------------------------------------

Balances,
    December 31, 1998             7,785  $187,847    30,987   $30,987    $433,309    $531,926   $(588,650)       $595,419
==========================================================================================================================


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                      HEALTH CARE PROPERTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar amounts in thousands)

                                                                Year Ended December 31,
                                                       --------------------------------------
                                                          1998           1997          1996
                                                        ---------      ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                              $  87,167      $  64,789    $  60,641
Adjustments to Reconcile Net Income to
 Net Cash Provided by Operating Activities:
 Real Estate Depreciation                                  29,577         22,667       20,700
 Non Cash Charges                                           2,946          2,989        2,449
 Joint Venture Adjustments                                  2,096           (720)        (824)
 Gain on Sale of Real Estate Properties                   (14,053)        (2,047)         ---
Changes in:
 Operating Assets                                            (806)        (2,457)        (973)
 Operating Liabilities                                      5,384          2,323        8,592
                                                        ---------      ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                 112,311         87,544       90,585
                                                        ---------      ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Real Estate                               (411,722)      (200,032)    (115,308)
Proceeds from Sale of Real Estate Properties               21,538          8,624          ---
Advances Repaid by Joint Ventures                             ---            ---        4,465
Other Investments and Loans                               (27,340)       (13,830)       6,046
                                                        ---------      ---------    ---------
NET CASH USED IN INVESTING ACTIVITIES                    (417,524)      (205,238)    (104,797)
                                                        ---------      ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Change in Bank Notes Payable                           21,100         66,900      (31,700)
Repayment of Senior Notes                                 (27,500)       (12,500)         ---
Issuance of Senior Notes                                  251,469         19,876      113,329
Cash Proceeds from Issuing Preferred Stock                130,037         57,810          ---
Cash Proceeds from Issuing Common Stock                    23,871         53,667        1,536
Increase in Minority Interests                                201          5,500          ---
Periodic Payments on Mortgages                             (1,107)        (1,030)      (1,324)
Dividends Paid                                            (89,210)       (71,926)     (65,905)
Other Financing Activities                                 (3,228)           670         (913)
                                                        ---------      ---------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 305,633        118,967       15,023
                                                        ---------      ---------    ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                     420          1,273          811

Cash and Cash Equivalents, Beginning of Period              4,084          2,811        2,000
                                                        ---------      ---------    ---------
Cash and Cash Equivalents, End of Period                 $  4,504       $  4,084     $  2,811
                                                        =========      =========    =========
ADDITIONAL CASH FLOW DISCLOSURES
Interest Paid, Net of Capitalized Interest               $ 36,292       $ 29,065     $ 23,734
                                                        =========      =========    =========
Capitalized Interest                                     $  1,800       $  1,469     $  1,017
                                                        =========      =========    =========
Mortgages Assumed on Acquired Properties                 $ 12,715       $    ---     $    ---
                                                        =========      =========    =========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                      HEALTH CARE PROPERTY INVESTORS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  THE COMPANY

     Health Care Property Investors, Inc., a Maryland corporation, was organized in March 1985 to qualify as a real estate investment trust (REIT). Health Care Property Investors, Inc. and its affiliated subsidiaries and partnerships (HCPI) were organized to invest in health care related properties located throughout the United States. As of December 31, 1998, HCPI owns interests in 332 properties located in 42 states. The properties include 157 long-term care facilities, 84 congregate care and assisted living centers, 41 physician group practice clinics, 35 medical office buildings (MOBs), eight acute care hospitals, six rehabilitation hospitals and one psychiatric facility. As of December 31, 1998, HCPI provided mortgage loans or leased these properties to 84 health care operators and to 188 tenants in the multi-tenant buildings.


(2)  SIGNIFICANT ACCOUNTING POLICIES

Real Estate:

     HCPI records the acquisition of real estate at cost and uses the straight-line method of depreciation for buildings and improvements over estimated useful lives ranging up to 45 years. HCPI periodically evaluates its investments in real estate for potential impairment by comparing its investment to the expected future cash flows to be generated from the properties. If such impairments were to occur, HCPI would write down its investment in the property to estimated market value. HCPI provides accelerated depreciation on certain of its investments based primarily on an estimation of net realizable value of such investments at the end of the primary lease terms.

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

Investments In Joint Ventures:

     HCPI has investments in certain general partnerships and joint ventures in which HCPI may serve as the managing member. However, since the other members in these joint ventures have significant voting rights relative to acquisition, sale and refinancing of assets, HCPI accounts for these investments using the equity method of accounting. The accounting policies of these members are substantially consistent with those of HCPI.

Cash And Cash Equivalents:

     Investments purchased with original maturities of three months or less are considered to be cash and cash equivalents.

Federal Income Taxes:

     HCPI has operated at all times so as to qualify as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986. As such, HCPI is not taxed on its income that is distributed to stockholders. At December 31, 1998, the tax bases of HCPI's net assets and liabilities are less than the reported amounts by approximately $32,000,000. This net difference includes a favorable tax depreciation adjustment attributable to an application for change in accounting method, which is subject to review by the Internal Revenue Service.

     Earnings and profits, which determine the taxability of dividends to stockholders, differ from net income for financial statements due to the treatment required under the Internal Revenue Code of certain interest income and expense items, depreciable lives, bases of assets and timing of rental income.

Additional Rental And Interest Income:

     Additional Rental and Interest Income includes the amounts in excess of the initial annual Base Rental and Interest Income. Additional Rental and Interest Income is generated by a percentage of increased revenue over specified base period revenue of the properties and increases based on inflation indices or other factors. HCPI has certain financing leases that allow HCPI to "put" the facilities to the lessees at lease termination for an amount greater than HCPI's initial investment. These amounts are accreted to Additional Rental and Interest Income over the lease term. In addition, HCPI may receive payments from its lessees upon transferring or assignment of existing leases; such amounts received are deferred and amortized over the remaining term of the leases.

Facility Operations:

     During 1997 and 1998, HCPI purchased 90 - 100 percent ownership interests in 23 MOBs which are operated by independent property management companies on behalf of HCPI. These facilities are leased to multiple tenants under gross, modified gross or triple net leases. Operating income other than basic rental income attributable to these properties is recorded under Interest and Other Income on HCPI's books. Expenses related to the operation of these facilities are recorded as Facility Operating Expenses.

     During 1998 HCPI purchased several physician group practice clinics which are leased on a modified gross basis to several tenants. The property taxes and any other related operating expenses that HCPI is responsible for are included in Facility Operating Expenses.

Reclassification:

     Reclassifications have been made for comparative financial statement presentation.
Use Of Estimates In The Preparation Of Financial Statements:

     Management is required to make estimates and assumptions in the preparation of financial statements in conformity with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expense during the reporting period. Actual results could differ from those estimates.


 (3) REAL ESTATE INVESTMENTS

     HCPI was organized to make long-term equity-oriented investments principally in operating, income-producing health care related properties. HCPI's equity investments have generally been structured as land and building leasebacks.

     Under the terms of the lease agreements, HCPI earns fixed monthly Base Rental Income and may earn periodic Additional Rental Income. At December 31, 1998, minimum future rental income from 305 non-cancelable operating leases is expected to be approximately $147,000,000 in 1999, $139,000,000 in 2000,
$128,000,000 in 2001, $121,000,000 in 2002, $117,000,000 in 2003 and
$726,000,000 in the aggregate thereafter.

     During 1998, HCPI purchased and leased or agreed to construct 100 facilities for an aggregate investment of approximately $429,000,000. These facilities include 13 assisted living facilities, 16 MOBs, 38 physician group practice clinics and 33 long-term care facilities. Twenty-eight different lessees operate 84 of these facilities and the 16 MOBs are multi-tenant.

Seven of the MOBs were acquired through the acquisition of a majority interest in a limited liability company in which the non-managing member purchased 89,452 non-managing member units. These units are convertible into HCPI common stock on a one-for-one basis beginning in December 1999.

     HCPI sold six facilities and a partnership interest in another facility during 1998, resulting in a gain of $14,053,000.

     The following tabulation lists HCPI's total Real Estate Investments at December 31, 1998 (dollar amounts in thousands):


                                                  Number
                                                    of               Buildings &      Total      Accumulated     Mortgage Notes
Facility Location                               Facilities    Land   Improvements  Investments   Depreciation        Payable
-------------------------------------------------------------------------------------------------------------------------------

LONG-TERM CARE FACILITIES
California                                           14     $ 5,782     $ 24,148     $ 29,930      $ 11,265       $   ---
Florida                                               8       4,680       26,170       30,850         7,476           ---
Indiana                                              20       4,645       81,754       86,399        11,232           ---
Maryland                                              3       1,287       20,627       21,914         6,840           ---
Massachusetts                                         5       1,587       16,872       18,459         8,514           ---
North Carolina                                        8       1,552       28,075       29,627         6,234         5,862
Ohio                                                  6       1,125       25,037       26,162         9,680           853
Oklahoma                                              5         825       14,640       15,465         2,443
Tennessee                                            10       1,072       38,062       39,134        11,557           ---
Texas                                                 9       1,119       15,224       16,343         4,169           ---
Wisconsin                                             7       1,197       17,408       18,605         6,724           ---
Others (18 States)                                   31       5,382       85,545       90,927        25,270         2,709
-------------------------------------------------------------------------------------------------------------------------------
 Total Long-Term Care Facilities                    126      30,253      393,562      423,815       111,404         9,424
-------------------------------------------------------------------------------------------------------------------------------

ACUTE CARE HOSPITALS
Tucson, Arizona                                       1         630        2,989        3,619            92           ---
Los Gatos, California                                 1       3,736       17,139       20,875         7,338           ---
Slidell, Louisiana                                    1       2,520       19,412       21,932         6,539           ---
Plaquemine, Louisiana                                 1         737        9,722       10,459         1,703           ---
Webster, Texas                                        1         890        5,161        6,051           187           ---
-------------------------------------------------------------------------------------------------------------------------------
 Total Acute Care Hospitals                           5       8,513       54,423       62,936        15,859           ---
-------------------------------------------------------------------------------------------------------------------------------
CONGREGATE CARE AND ASSISTED LIVING CENTERS
California                                           11       6,938       51,567       58,505         3,161           ---
Florida                                               9       4,092       27,848       31,940         2,463           ---
Louisiana                                             3       1,280       16,096       17,376           424           ---
New Jersey                                            4       1,619       15,767       17,386           927           ---
New Mexico                                            2       1,077       16,419       17,496         1,332           ---
North Carolina                                        2         420        9,733       10,153         1,066           ---
Pennsylvania                                          3         515       17,160       17,675         1,757           ---
South Carolina                                        9         953       32,544       33,497         2,630           ---
Texas                                                15       4,008       66,790       70,798         4,095           ---
Others (13 States)                                   16       8,175       68,154       76,329         7,751           644
-------------------------------------------------------------------------------------------------------------------------------
 Total Congregate Care and Assisted Living Centers   74      29,077      322,078      351,155        25,606           644
-------------------------------------------------------------------------------------------------------------------------------
PSYCHIATRIC FACILITY, Georgia                         1         280        3,181        3,461         1,712           ---
-------------------------------------------------------------------------------------------------------------------------------
REHABILITATION HOSPITALS
Peoria, Arizona                                       1       1,565        7,051        8,616         1,574           ---
Little Rock, Arkansas                                 1         709       10,311       11,020         1,894           ---
Colorado Springs, Colorado                            1         690        8,346        9,036         1,586           ---
Fort Lauderdale, Florida                              1       2,000       16,769       18,769        10,854           ---
Overland Park, Kansas                                 1       2,316       10,719       13,035         2,449           ---
San Antonio, Texas                                    1       1,990       13,087       15,077         4,504           ---
-------------------------------------------------------------------------------------------------------------------------------
 Total Rehabilitation Hospitals                       6     $ 9,270     $ 66,283     $ 75,553      $ 22,861        $  ---
-------------------------------------------------------------------------------------------------------------------------------


                                                  Number
                                                    of               Buildings &      Total      Accumulated     Mortgage Notes
Facility Location                               Facilities    Land   Improvements Investments   Depreciation        Payable
-------------------------------------------------------------------------------------------------------------------------------
MEDICAL OFFICE BUILDINGS
California                                            6    $ 16,681     $ 43,150     $ 59,831       $ 2,500       $   ---
Indiana                                              13      13,887       54,786       68,673           129         5,105
Minnesota                                             2         277       22,404       22,681           456         5,020
North Dakota                                          1         480       10,774       11,254           178           ---
New York                                              1       2,200       18,011       20,211           141           ---
Texas                                                 8       1,966       40,778       42,744         4,907           ---
Utah                                                  1         276        5,237        5,513           382           ---
-------------------------------------------------------------------------------------------------------------------------------
 Total Medical Office Buildings                      32      35,767      195,140      230,907         8,693        10,125
-------------------------------------------------------------------------------------------------------------------------------
PHYSICIAN GROUP PRACTICE CLINICS
Arkansas                                              1       3,045       20,267       23,312         2,255           ---
California                                            2       8,070       37,662       45,732           743           ---
Florida                                              11       8,950       18,848       27,798           322           ---
Georgia                                               3       2,100        7,513        9,613           140           ---
North Carolina                                        4       4,050        5,975       10,025           114           ---
Tennessee                                             4       2,295       13,857       16,152           746         1,690
Texas                                                 9       5,500       22,752       28,252           340           ---
Other (4 States)                                      7       3,000        8,474       11,474           146
-------------------------------------------------------------------------------------------------------------------------------
 Total Physician Group Practice Clinics              41      37,010      135,348      172,358         4,806         1,690
-------------------------------------------------------------------------------------------------------------------------------
TOTAL CONSOLIDATED REAL ESTATE OWNED                285     150,170    1,170,015    1,320,185       190,941        21,883
Vacant Land Parcels                                 ---       1,875          ---        1,875           ---           ---
Partnership Investments,
  Including All Partners' Assets                     20         ---          ---       71,773           ---           ---
Financing Leases (See Note 6)                         2         ---          ---        7,850           ---           ---
Mortgage Loans Receivable (See Note 6)               25         ---          ---      139,432           ---           ---
-------------------------------------------------------------------------------------------------------------------------------
TOTAL INVESTMENT PORTFOLIO                          332    $152,045   $1,170,015   $1,541,115      $190,941       $21,883
=============================================================================================================================



(4)  MAJOR OPERATORS

     Listed below are HCPI's major operators which represent five percent or more of HCPI's revenue, the investment in properties operated by those health care providers, and the percentage of total annualized revenue from these operators for the years ended December 31, 1998, 1997 and 1996. All of these operators are publicly traded companies and are subject to the informational filing requirements of the Securities and Exchange Act of 1934, as amended, and accordingly file periodic financial statements on Form 10-K and Form 10-Q with the Securities and Exchange Commission.

                                                                  Percentage of Total
                                                                  Annualized Revenue
                                    Investment at               Year Ended December 31,
                                    December 31, 1998         1998        1997       1996
                                   ---------------------    ---------  ---------  ---------
                                  (Amounts in thousands)

Vencor, Inc. ("Vencor")                  $85,785                7%        10%         16%
HealthSouth Corporation ("HealthSouth")   74,878                7          9           5
Emeritus Corporation ("Emeritus")        116,111                6          8           7
Beverly Enterprises, Inc. ("Beverly")     98,224                6          6           8
Columbia/HCA Healthcare Corp.             66,551                5          6           7
Centennial Healthcare Corp.               48,761                5          3           4
Tenet Healthcare Corporation ("Tenet")    42,807                4          6           6
Horizon/CMS Healthcare Corp.                 ---              ---        ---           8
                                      -----------           ------     ------      ------
                                       $ 533,117               40%        48%         61%
                                      ===========           ======     ======      ======

     Certain of these properties have been subleased or assigned to other operators but with the original lessee remaining liable on the leases. The investment and revenue applicable to these subleased properties are not included in the table above. The percentage of annualized revenue on these subleased facilities was 4%, 7%, and 3% in 1998, 1997 and 1996, respectively.

     On May 1, 1998, Vencor completed a spinoff transaction pursuant to which it became two publicly held entities, Ventas, Inc. ("Ventas"), a real estate company which intends to qualify as a REIT, and Vencor, a health care company. Vencor currently leases 39 of HCPI's properties, of which 17 are leased to various sublessees. Both Ventas and Vencor are responsible for payments due under the Vencor leases and a majority of the Vencor leases are guaranteed by Tenet, as described below.

     Based upon public reports, for the three months ended September 30, 1998, Vencor had revenue of approximately $718.1 million and a net loss, excluding non recurring transactions, of approximately $1.1 million. For the nine months ended September 30, 1998, Vencor had revenue of approximately $2.3 billion and a net loss (including an extraordinary loss of $77.9 million) of approximately $44.9 million.

     Based upon public reports, Ventas' revenue, income from operations and net income for the three months ended September 30, 1998 were approximately $56.2 million, $13.0 million and $12.9 million, respectively. As of September 30, 1998, Ventas had total assets of $960.0 million and a stockholders' deficit of $24.2 million.

     Tenet unconditionally guaranteed 17%, 26% and 30% of HCPI's total revenue for the years ended December 31, 1998, 1997 and 1996. As of December 31, 1998, those leases guaranteed by Tenet include two acute care hospitals operated by Tenet's subsidiaries and 37 long-term care and assisted living facilities leased by subsidiaries of Vencor. During 1998, 14 of the Vencor leases that were guaranteed by Tenet expired. During 1997 one such lease expired. All of those 15 properties have been re-leased, have agreements to re-lease in place with other operators, or have other agreements in principle and will no longer be guaranteed by Tenet.

     Based upon public reports, for the three months ended September 30, 1998, Emeritus had revenue of approximately $39.0 million and a net loss of approximately $7.1 million. For the nine months ended September 30, 1998, Emeritus had revenue of $110.8 million and a net loss of $25.0 million. As of September 30, 1998, Emeritus had total assets of $198.0 million and a stockholders' deficit of $38.5 million.

     Based upon a recent press release issued by Emeritus, for the three months ended December 31, 1998, Emeritus had revenue of approximately $41.0 million and a net loss, excluding non-recurring transactions, of approximately $6.0 million. For the year ended December 31, 1998, Emeritus had revenue of approximately $151.8 million and a net loss excluding non-recurring transactions of approximately $28.8 million.

     During 1997, HealthSouth acquired Horizon/CMS Healthcare Corporation in a stock-for-stock merger. HealthSouth retained the rehabilitation hospital division, and sold the long-term care division to Integrated Health Services, Inc.

(5)  INVESTMENTS IN JOINT VENTURES

     HCPI is the general partner and has a 50% equity interest in four general partnerships that each owns a congregate care center. During 1997 and 1998, HCPI acquired an 80% interest in nine joint ventures that lease 14 long-term care facilities and a 45% interest in two joint ventures that each operate or are currently constructing a Michigan assisted living facility.

     Combined summarized financial information of the joint ventures follows:

                                                          December 31,
                                                     -------------------------
                                                        1998          1997
                                                    -----------     ----------
                                                       (Amounts in thousands)
  Real Estate Investments, Net                        $ 63,294       $ 31,224
  Other Assets                                           5,881          2,627
                                                     ---------      ---------
  Total Assets                                        $ 69,175       $ 33,851
                                                     =========      =========

  Notes Payable to Others                             $ 14,151       $ 19,348
  Accounts Payable                                       1,087            545
  Other Partners' Deficit                                 (541)          (283)
  Investments and Advances from HCPI, Net               54,478         14,241
                                                     ---------      ---------
  Total Liabilities and Partners' Capital             $ 69,175       $ 33,851
                                                     =========      =========
  Rental and Interest Income                          $  9,254       $  5,423
                                                     =========      =========
  Net Income                                          $  1,809       $  1,741
                                                     =========      =========
  Company's Equity in Joint Venture Operations        $  1,099       $    992
                                                     =========      =========
  Distributions to HCPI                               $  2,016       $    916
                                                     =========      =========

(6)  LOANS RECEIVABLE

     The following is a summary of the Loans Receivable:

                                                          December 31,
                                                     -------------------------
                                                        1998          1997
                                                    -----------     ----------
                                                       (Amounts in thousands)
  Mortgage Loans (See below)                         $ 139,432      $ 101,729
  Financing Leases                                       7,850         18,056
  Other Loans                                            7,081          5,596
                                                     ---------      ---------
  Total Loans Receivable                              $154,363       $125,381
                                                     =========      =========

  The following is a summary of Mortgage Loans Receivable at December 31, 1998:

 Final     Number                                                       Initial
Payment     of                                                         Principal   Carrying
  Due      Loans          Payment Terms                                  Amount     Amount
-------------------------------------------------------------------------------------------
                                                                     (Amounts in thousands)

 2001      2    Monthly payments from $112,500 to                        $32,000    $18,295
                $337,500 including interest of 13.03%
                secured by an acute care hospital and three
                medical office buildings leased and operated
                by Columbia/HCA Healthcare Corp.

 2006      2    Monthly payments of $20,000 and $250,000 including        35,530     35,530
                interest of 11.00% and 8.99% on an acute care hospital
                located in Texas and operated by MedCath, Inc.

 2007      1    Construction loan (will convert to mortgage loan)          4,713      4,713
                on acute care facility in Albuquerque to be operated by
                MedCath, Inc.; interest rate of 8.75%.

 2008      1    Monthly payment of $48,800 including                       5,900      5,890
                interest of 8.82% secured by an assisted living
                facility in Nebraska.

 2009      2    Monthly payments of $41,200 and                           10,228      9,866
                $63,700 including interest of 12.11%
                and 11.56% on a long-term care facility and one
                medical office building both located in California.

 2010      1    Monthly payments of $333,000 including                    34,760     33,743
                interest of 10.70% secured
                by a congregate care facility and nine long-
                term care facilities operated by Beverly.

 2010      2    Monthly payments of $56,000 and $113,200                  18,397     18,206
                including interest of 9.29% secured by two
                long-term care facilities located in Colorado.


 Final     Number                                                       Initial
Payment     of                                                         Principal   Carrying
  Due      Loans          Payment Terms                                  Amount     Amount
-------------------------------------------------------------------------------------------
                                                                       (Amounts in thousands)


2002-2031  5    Monthly payments from $9,900 to $51,500 including       $ 14,390   $ 13,189
                interest rates from 9.34% to 11.5% on
                various facilities in various states.

           ---                                                          --------   --------
Totals     16                                                           $155,918   $139,432
           ===                                                          ========   ========

     At December 31, 1998, minimum future principal payments from non-cancelable Mortgage Loans are expected to be approximately $4,104,000 in 1999, $4,596,000 in 2000, $13,327,000 in 2001, $4,265,000 in 2002, $2,200,000 in 2003 and
$110,940,000 in the aggregate thereafter.


(7)  NOTES PAYABLE

Senior Notes Payable:

     The following is a summary of Senior Notes outstanding at December 31, 1998 and 1997:

Year                                                                Prepayment
Issued         1998         1997    Interest Rate     Maturity   Without Penalty
------------------------------------------------------------------------------------
             (Amounts in thousands)
1989         $ 10,000   $  10,000         10.56%          1999           None
1991              ---      22,500       9.44-9.88%        2001        1998-2001
1993           10,000      10,000         8.00%           2003        2000-2003
1993            1,000       6,000         6.70%           2003           None
1994           15,000      15,000       8.81-9.10%     1999-2004         None
1995           58,000      58,000       7.03-8.87%     2000-2005         None
1995           20,000      20,000       6.62-9.00%     2010-2015      2002-2015
1996          115,000     115,000          6.5%           2006           None
1997           20,000      20,000       7.30-7.62%        2007           None
1998          200,000         ---         6.77%           2005           None
1998           48,000         ---       6.66-7.88%     2001-2006         None
            ---------   ---------
              497,000     276,500

MOPPRS Option,
 Net            5,086         ---
Less:Unamortized
Original Issue
Discount       (2,924)     (1,477)
            ---------  ----------
            $ 499,162   $ 275,023
            =========  ==========

     During June 1998, HCPI issued $200,000,000 of senior unsecured debt in the form of 6.875% MandatOry Par Put Remarketed Securities ("MOPPRS") due June 8, 2015 which are subject to mandatory tender on June 8, 2005. HCPI received total proceeds of approximately $203,000,000 including the present value of the put
option at June 8, 2005 associated with the debt instrument.   The option is
being amortized to interest expense over 17 years. The weighted average cost of the debt including the amortization of the option and offering expenses is 6.77%.

     The weighted average interest rate on the Senior Notes was 7.2% and 7.5% for 1998 and 1997, respectively, and the weighted average balance of the Senior Notes borrowings was approximately $387,733,000 and $277,646,000 during 1998 and 1997, respectively. Original issue discounts are amortized over the term of the Senior Notes. If held to maturity, the first required Senior Note maturities would be $15,000,000 in 1999, $10,000,000 in 2000, $13,000,000 in 2001,
$17,000,000 in 2002, $31,000,000 in 2003 and $411,000,000 in the aggregate thereafter.

CONVERTIBLE SUBORDINATED NOTES PAYABLE:

     On November 8, 1993, HCPI issued $100,000,000 6% Convertible Subordinated Notes due November 8, 2000. These Notes are prepayable without penalty after November 8, 1998. The Notes are convertible into shares of common stock of HCPI at a conversion price of $37.806. A total of 2,645,083 shares of common stock have been reserved for such issuance.

MORTGAGE NOTES PAYABLE:

     At December 31, 1998, HCPI had a total of $21,883,000 in Mortgage Notes Payable secured by 14 health care facilities with a net book value of approximately $53,815,000. Interest rates on the Mortgage Notes ranged from 5.75% to 10.63%. Required principal payments on the Mortgage Notes range from $728,000 to $1,779,000 per year in the next five years and $16,785,000 in the aggregate thereafter.

BANK NOTES:

     HCPI has two unsecured revolving credit lines aggregating $180,000,000 with certain banks. The credit lines for $45,000,000 and $135,000,000 expire on September 30, 1999 and September 30, 2003, respectively, and bear a total annual facility fee of 0.15% and 0.20%, respectively. These agreements provide for interest at the Prime Rate, the London Interbank Offered Rate ("LIBOR") plus 0.40% (LIBOR plus 0.45% for the $45,000,000 credit line) or at a rate negotiated with each bank at the time of borrowing. Interest rates incurred by HCPI ranged from 9.75% to 4.85%, and 7.13% to 5.38%, on maximum short-term bank borrowings of $190,000,000 and $87,400,000 for 1998 and 1997, respectively. The weighted average interest rates were approximately 5.90% and 5.91% on weighted average short-term bank borrowings of $68,193,000 and $39,976,000 for the same respective periods.


(8)  PREFERRED STOCK

     On September 26, 1997, HCPI issued 2,400,000 shares of 7-7/8% Series A Cumulative Redeemable Preferred Stock which generated net proceeds of $57,810,000 (net of underwriters' discount and other offering expenses). The Series A Preferred Stock is not redeemable prior to September 30, 2002, after which date the Series A Preferred Stock may be redeemable at par ($25 per share or $60,000,000 in the aggregate) any time for cash at the option of HCPI.

     On September 4, 1998, HCPI issued 5,385,000 shares of 8.70% Series B Cumulative Redeemable Preferred Stock which generated net proceeds of $130,000,000 (net of underwriters' discount and other offering expenses). The Series B Preferred Stock is not redeemable prior to September 30, 2003, after which date the Preferred Stock may be redeemable at par ($25 per share or $134,625,000 in the aggregate) any time for cash at HCPI's option.

     Dividends on the both Series A and Series B Preferred Stock are payable quarterly in arrears on the last day of March, June, September and December.
The Series A and Series B Preferred Stock have no stated maturity, will not be subject to any sinking fund or mandatory redemption and are not convertible into any other securities of HCPI.


(9)  EARNINGS PER COMMON SHARE

    HCPI adopted Statement of Financial Accountings Standards No. 128, Earnings Per Share, effective December 15, 1997. As a result, both basic and diluted earnings per common share are presented for each of the years ended December 31, 1998 and 1997 and 1996. Prior to 1997, only basic earnings per common share were disclosed. Basic earnings per common share is computed by dividing net income applicable to common shares by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share are calculated including the effect of dilutive securities. Options to purchase shares of common stock that had an exercise price in excess of the average market price of the common stock during the period were not included because they are not dilutive. The convertible debt was included only in 1998, when the effect on earnings per common share was dilutive.

(Amounts in thousands except per share amounts)

                                                            Year Ended December 31, 1998
                                                  --------------------------------------------
                                                                                    Per Share
                                                     Income         Shares           Amount
                                                 ------------    ------------       ---------

Net Income                                            $ 87,167
Less:  Preferred Stock Dividends                        (8,532)
                                                  ------------
Basic Earnings Per Common Share:
Net Income Applicable to Common Shares                $ 78,635         30,747           $ 2.56
                                                                                     ---------
Dilutive Options (See Note 12)                             ---            155
Non-Managing Member Units (See Note 3)                     308            117

Interest and Amortization applicable
  to Convertible Debt (See Note 7)                       6,397          2,645
                                                  ------------    -----------
Diluted Earnings Per Common Share:
Net Income Applicable to Common
  Shares Plus Assumed Conversions                     $ 85,340         33,664           $ 2.54
                                                                                     ---------

                                                            Year Ended December 31, 1997
                                                  --------------------------------------------
                                                                                    Per Share
                                                     Income         Shares           Amount
                                                 ------------    ------------       ---------
Net Income                                            $ 64,789
Less:  Preferred Stock Dividends                       (1,247)
                                                  ------------
Basic Earnings Per Common Share:
Net Income Applicable to Common Shares                 $63,542         28,782           $ 2.21
                                                                                     ---------
Dilutive Options (See Note 12)                             ---            196
Non-Managing Member Units (See Note 3)                      40             16
                                                  ------------    -----------
Diluted Earnings Per Common Share:
Net Income Applicable to Common
  Shares Plus Assumed Conversions                     $ 63,582         28,994           $ 2.19
                                                                                     ---------


                                                            Year Ended December 31, 1996
                                                  --------------------------------------------
                                                                                 Per Share
                                                     Income         Shares           Amount
                                                 ------------    ------------       ---------

Basic Earnings Per Common Share:
Net Income Applicable to Common Shares                 $60,641         28,652           $ 2.12
                                                                                     ---------
Dilutive Options (See Note 12)                             ---            174
                                                  ------------    -----------
Diluted Earnings Per Common Share:
Net Income Applicable to Common
  Shares Plus Assumed Conversions                     $ 60,641         28,826           $ 2.10
                                                                                     ---------


(10) FUNDS FROM OPERATIONS

     HCPI is required to report information about operations on the basis that it uses internally to measure performance under Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, effective beginning in 1998.

     HCPI believes that Funds From Operations ("FFO") is the most important supplemental measure of operating performance. Because the historical cost accounting convention used for real estate assets requires straight-line depreciation (except on land) such accounting presentation implies that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen and fallen with market conditions, presentations of operating results for a real estate investment trust that uses historical cost accounting for depreciation could be less informative. The term FFO was designed by the real estate investment trust industry to address this problem.

     HCPI adopted the definition of FFO prescribed by the National Association of Real Estate Investment Trusts ("NAREIT"). FFO is defined as net income applicable to common shares (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus real estate depreciation and real estate related amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis.

     FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income. FFO, as defined by HCPI, may not be comparable to similarly entitled items reported by other real estate investment trusts that do not define it exactly as the NAREIT definition.

     Below are summaries of the calculation of FFO for the years ended December 31, 1998, 1997 and 1996 (all amounts in thousands):

                                                          1998           1997          1996
                                                        ---------      ---------    ---------
Net Income Applicable to Common Shares                  $  78,635      $  63,542    $  60,641
Real Estate Depreciation and Amortization                  29,577         22,667       20,700
Joint Venture Adjustments                                   2,096           (720)        (824)
Gain on Sale of Real Estate Properties                    (14,053)        (2,047)         ---
                                                        ---------      ---------    ---------
Funds From Operations                                   $  96,255      $  83,442    $  80,517
                                                        =========      =========    =========

(11) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                December 31, 1998            December 31, 1997
                               -------------------          --------------------
                                Carrying    Fair             Carrying    Fair
                                 Amount     Value             Amount     Value
                               ----------  --------         ----------   -------
                                              (Amounts in thousands)

Mortgage Loans Receivable       $139,432   $148,000           $101,729   $111,000
Long-Term Debt                  $621,045   $601,000           $385,958   $396,000


(12) STOCK INCENTIVE PLANS

     Directors and officers and key employees of HCPI are eligible to participate in HCPI's Directors' Stock Incentive Plan or HCPI's Amended Stock Incentive Plan ("Plans"). A summary of the status of HCPI's Plans at December 31, 1998, 1997 and 1996 and changes during the years then ended is presented in the table and narrative below:

                                       1998                      1997                    1996
                                ------------------       ------------------       ------------------
                                          Weighted                 Weighted                 Weighted
                                          Average                  Average                  Average
                                Shares    Exercise       Shares    Exercise       Shares    Exercise
Stock Incentive Plan            (000's)    Price         (000's)    Price         (000's)    Price
                                -------   --------       -------   --------       -------   --------

Outstanding, beginning of year   1,056       $30            896        $28           717        $25
Granted                            306        38            230         36           263         34
Exercised                          (40)       23            (70)        26           (74)        19
Forfeited                          (13)       35             --         --           (10)        29
                                -------                  -------                  -------

Outstanding, end of year         1,309        32          1,056         30           896         28
Exercisable at end of year         581        26            543         26           423         25
Weighted average fair value
 of options granted during
 the year                        $2.96                    $4.49                    $3.66

Incentive Stock Awards
----------------------
Issued                              33                       32                       34
Canceled                            (1)                      (1)                      (4)


     The incentive stock awards ("Awards") are granted at no cost to the employees. The Awards generally vest and are amortized over five-year periods. The stock options become exercisable on either a one-year or a five-year schedule after the date of the grant.

     The following table describes the options outstanding as of December 31, 1998:

                                                   Weighted
                                                   Average             Options
Total Options                     Weighted     Contractual Life     Exercisable At         Weighted
 Outstanding      Exercise        Average         Remaining       December 31, 1998        Average
  (000's)          Price       Exercise Price      (Years)             (000's)          Exercise Price
-------------------------------------------------------------------------------------------------------

   32            $12 - $20          $17               2                   32                 $17
  503            $22 - $30          $26               5                  477                 $26
  774            $32 - $39          $36               8                   72                 $33
 ------                                                                 -----
 1,309                                                                   581
 ======                                                                 =====

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following ranges of assumptions: risk-free interest rates from 4.50% to 6.30%; expected dividend yields from 5.54% to 7.78% percent; and expected lives of 10 years; expected volatility of
 .16% to .19%.

     HCPI accounts for stock options under Accounting Principles Board Opinion 25 ("APB25"), Accounting for Stock Issued to Employees, which is permitted under FASB Statement No. 123 ("FASB 123"), Accounting for Stock Based Compensation, issued in 1995. Had compensation cost for the Plans been determined instead in accordance with rules set out in FASB 123, HCPI's Net Income and Basic Earnings Per Common Share on a proforma basis would have been $0.01 lower for each of the three years ended December 31, 1998, 1997 and 1996.

     During the years ended December 31, 1998 and 1997, respectively, HCPI made loans totaling $976,000 and $188,000 secured by stock in HCPI to Directors, Officers and key employees. The interest rate charged is based on the prevailing applicable federal rate as of the inception of the loan. Loans secured by stock totaling $1,637,000 and $855,000 were outstanding at December 31, 1998 and 1997, respectively.


(13) DIVIDENDS

     Common stock dividend payment dates are scheduled approximately 50 days following each calendar quarter. The Board of Directors declared a dividend of $0.68 per share on January 20, 1999, paid on February 19, 1999 to stockholders of record on February 3, 1999.

     In order to qualify as a REIT, HCPI must generally, among other requirements, distribute at least 95% of its taxable income to its stockholders.

     Per share dividend payments made by HCPI to the stockholders were characterized in the following manner for tax purposes:

                                                          1998           1997        1996
                                                        ---------      ---------    ---------

Common Stock
 Ordinary Income                                          $2.4550       $2.3750       $2.1250
 Capital Gains Income                                       .1650         .0850         .1750
                                                        ---------      --------      --------
 Total Dividends Paid                                     $2.6200       $2.4600       $2.3000
                                                        =========      ========      ========
7-7/8% Preferred Stock Series A
 Ordinary Income                                          $1.8438       $0.5045       $   ---
 Capital Gains Income                                       .1250         .0150           ---
                                                        ---------      --------      --------
 Total Dividends Paid                                     $1.9688       $0.5195       $   ---
                                                        =========      ========      ========
8.70% Preferred Stock Series B
 Ordinary Income                                          $0.6619       $   ---       $   ---
 Capital Gains Income                                      0.0450           ---           ---
                                                        ---------      --------      --------
 Total Dividends Paid                                     $0.7069       $   ---       $   ---
                                                        =========      ========      ========

     Dividends on both series of preferred stock are paid on the last day of each quarter.

(14) COMMITMENTS

     HCPI has acquired real estate properties and has outstanding commitments to fund development of facilities on those properties of approximately $50,000,000.

     Since year end, HCPI has acquired approximately $83,000,000 in existing health care real estate, and is committed to acquire an additional $83,000,000 of existing health care real estate. HCPI expects that a significant portion of these commitments will be funded; however, experience suggests that some committed transactions will not close. The letters of intent representing such commitments permit either party to elect not to go forward with the transaction under various circumstances. HCPI may not close committed transactions for various reasons including unsatisfied pre-closing conditions, competitive financing sources, final negotiation differences or the operator's inability to obtain required internal or governmental approvals.


(15) QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                Three Months Ended
1998                            March 31   June 30     September 30    December 31
--------------------------      --------   --------    ------------   ------------
                                   (Amounts in thousands, except per share data)

Revenue                         $ 36,334   $ 37,948       $ 42,166      $ 45,101
Net Income Applicable To
 Common Shares                  $ 16,297   $ 16,546(1)    $ 22,836(2)   $ 22,956(3)

Dividends Paid Per Common
  Share                        $    .64     $   .65       $    .66      $    .67

Basic Earnings Per Common
  Share                        $    .54     $   .54(1)    $    .74(2)   $    .74(3)

Diluted Earnings Per
  Common Share                 $    .54     $   .53(1)    $    .72(2)   $    .73(3)

1997

Revenue                         $ 30,867   $ 31,751       $ 32,307      $ 33,578
Net Income Applicable To
  Common Shares                 $ 17,119(4) $ 15,394      $ 15,553      $ 15,476

Dividends Paid Per Common
  Share                        $    .60    $    .61       $    .62     $     .63

Basic Earnings Per Common
  Share                        $    .60(4) $    .54       $    .54     $     .53

Diluted Earnings Per
  Common Share                 $    .59(4) $    .53       $    .54     $     .53

(1) Includes $512 or $0.02 per basic/diluted share for Gain on Sale of Real Estate Properties.
(2) Includes $6,230 or $0.20/$0.18 per basic/diluted share for Gain on Sale of Real Estate Properties.
(3) Includes $7,311 or $0.24/$0.22 per basic/diluted share for Gain on Sale of Real Estate Properties.
(4) Includes $2,047 or $0.07 per basic/diluted share for Gain on Sale of Real Estate Properties.


(16) NEW PRONOUNCEMENT

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

     HCPI has not yet quantified the impact of adopting Statement 133 on the financial statements and has not determined the timing of or method of the adoption of Statement 133. However, the effect is not expected to be material.


APPENDIX I


                             Tenet Healthcare Corporation


    SET FORTH BELOW IS CERTAIN CONDENSED FINANCIAL DATA OF TENET HEALTHCARE CORPORATION ("TENET") WHICH IS TAKEN FROM TENET'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MAY 31, 1998 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ("THE COMMISSION") UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"), AND THE TENET QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED NOVEMBER 30, 1998 AS FILED WITH THE COMMISSION.

   The information and financial data contained herein concerning Tenet was obtained and has been condensed from Tenet's public filings under the Exchange Act. The Tenet financial data presented includes only the most recent interim and fiscal year end reporting periods. The Company can make no representation as to the accuracy and completeness of Tenet's public filings but has no reason not to believe the accuracy and completeness of such filings. It should be noted that Tenet has no duty, contractual of otherwise, to advise the Company of any events which might have occurred subsequent to the date of such publicly available information which could affect the significance or accuracy of such information.

   Tenet is subject to the information filing requirements of the Exchange Act, and, in accordance herewith, is obligated to file periodic reports, proxy statements and other information with the Commission relating to its business, financial condition and other matters. Such reports, proxy statements and other information may be inspected at the offices of the Commission at 450 Fifth Street, N.W. Washington D.C., and should also be available at the following Regional Offices of the Commission: Room 1400, 75 Park Place, New York, New York 10007 and Suite 1400, Northwestern Atrium Center, 500 West Madison Street, Chicago, Illinois 60661. Such reports and other information concerning Tenet can also be inspected at the offices of the New York Stock Exchange, Inc., 20 Broad Street, Room 1102, New York, New York 10005.




                   TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED CONDENSED BALANCE SHEETS
                   (Dollar amounts in millions, except par values)



                                                          November 30,        May 31,
                                                             1998               1998
                                                          ------------      ----------
ASSETS
Cash and cash equivalents                                 $         32       $       23
Short-term investments in debt securities                          139              132
Accounts and notes receivable, less
  allowances for doubtful accounts
  ($203 at November 30 and $191 at May 31)                       2,044              1,742
Inventories of supplies, at cost                                   237                214
Deferred income taxes                                              233                275
Prepaid expenses and other assets                                  398                504
                                                          -------------      -------------
Total current assets                                      $      3,083        $     2,890
                                                          -------------      --------------

Investments and other assets                                       567                515
Property, plant and equipment net                                6,422              6,014

Intangible assets, at cost
  Less accumulated amortization
  ($381 at November 30 and $327 at May 31)                       3,557              3,414
                                                          -------------      --------------
                                                          $     13,629        $    12,833
                                                          =============      ==============



                   TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
        (Dollar amounts in millions, except par values and share amounts)


                                                                     November 30,          May 31,
                                                                         1998               1998
                                                                     ------------       ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt                                     $       10        $       10
Accounts payable                                                             554               657
Accrued expenses                                                             507               461
Reserves related to discontinued operations and
  other non-recurring charges                                                138               189
Other current liabilities                                                    611               450
                                                                       ----------       -----------
Total current liabilities                                                  1,820             1,767
                                                                       ==========       ===========

Long-term debt, net of current portion                                     6,309             5,829
Other long-term liabilities and minority interests                         1,201             1,256

Deferred income taxes                                                        435               423

Common stock, $.075 par value; authorized
  700,000,000 shares; 313,816,696 shares issued
  at November 30, 1998 and 313,044,417 shares
  issued at May 31, 1998                                                      24                23
Other shareholders' equity                                                 3,910             3,605
Treasury stock, at cost, 3,754,891 shares at
  November 30, 1998 and May 31, 1998                                         (70)              (70)
                                                                        ---------       -----------
Total shareholders' equity                                                 3,864             3,558
                                                                        ---------       -----------
                                                                        $ 13,629        $   12,833
                                                                        =========       ===========



                     TENET HEALTHCARE CORPORATION AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                            (Dollar amounts in millions)


                                                                     Six Months Ended         Year Ended
                                                                     November 30, 1998       May 31, 1998
                                                                     -----------------       -------------

Net operating revenues                                                 $     5,116            $     9,895
                                                                       ------------           -----------
Operating expenses                                                          (4,200)                (8,086)
Depreciation and amortization                                                 (261)                  (460)
Interest expense, net of capitalized portion                                  (238)                  (464)
Merger, facility consolidation and other
  non-recurring charges                                                        ---                   (221)
                                                                       ------------           -----------
Total costs and expenses                                                    (4,699)                (9,231)
                                                                       ------------           -----------
Investment earnings                                                             13                     22
Minority interests in income of consolidated subsidiaries                       (5)                   (22)
Net loss on disposals of facilities
  and long-term investments                                                    ---                    (17)
                                                                       ------------           -----------
Income from continuing operations before
 income taxes                                                                   425                   647
Taxes on income                                                                (163)                 (269)
                                                                       ------------           ------------
Income from continuing operations                                               262                   378
                                                                       ------------           ------------
Extraordinary charge from early extinguishment of debt                          ---                  (117)
                                                                       ------------           ------------
Net income                                                             $        262           $       261
                                                                       ============           ============


                           TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Dollar amounts in millions)


                                                                       Six Months Ended           Year Ended
                                                                       November 30, 1998         May 31, 1998
                                                                       -----------------         -------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                 $      297              $      403
(Includes changes in all operating assets and liabilities)                -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                                     (241)                   (534)
  Purchase of new business, net of cash acquired                                (446)                   (679)
  Proceeds from sales of facilities, investments and
   other assets                                                                    4                     170
Other items                                                                      (64)                    (40)
                                                                          -----------             -----------
Net cash used in investing activities                                           (747)                 (1,083)
                                                                          -----------             -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

Payments of other borrowings                                                  (1,667)                 (2,762)
Proceeds from other borrowings                                                 2,118                   3,349
Proceeds from sales of common stock                                              ---                      17
Proceeds from stock options exercised                                              8                      80
Other items                                                                      ---                     (16)
                                                                          -----------             -----------
Net cash provided by financing activities                                        459                     668
                                                                          -----------             -----------

Net decrease in cash and cash equivalents                                          9                     (12)
Cash and cash equivalents at beginning of year                                    23                      35
                                                                          -----------             -----------
Cash and cash equivalents at end of year                                  $       32               $      23
                                                                          ===========             ===========