Form 10-Q
period 1999-03-31
HEALTH CARE PROPERTY INVESTORS INC
filed 1999-05-14
CIK 765880

--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
      For the quarterly period ended March 31, 1999.

                                      OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
      For the transition period from ...... to ......

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


                               -----------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [_]

     As of April 30, 1999 there were 31,044,176 shares of $1.00 par value common stock outstanding.

--------------------------------------------------------------------------------

                     HEALTH CARE PROPERTY INVESTORS, INC.

                                     INDEX

                        PART I.  FINANCIAL INFORMATION


                                                                        PAGE NO.
                                                                        -------
Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets
         March 31, 1999 and December 31, 1998...............................   2

         Condensed Consolidated Statements of Income
         Three Months Ended March 31, 1999 and 1998.........................   3

         Condensed Consolidated Statements of Cash Flows
         Three Months Ended March 31, 1999 and 1998.........................   4

         Notes to Condensed Consolidated Financial Statements...............   5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations......................  12


                          PART II.  OTHER INFORMATION

Signatures..................................................................  23

                     Health Care Property Investors, Inc.

                     Condensed Consolidated Balance Sheets

                                  (Unaudited)

                            (Amounts in thousands)

                                                                              March 31,              December 31,
                                                                                1999                     1998
                                                                             -----------              ----------
ASSETS

Real Estate Investments
     Buildings and Improvements                                               $1,232,388              $1,143,077
     Accumulated Depreciation                                                   (200,389)               (190,941)
                                                                             -----------              ----------
                                                                               1,031,999                 952,136
     Construction in Progress                                                     25,488                  26,938
     Land                                                                        155,892                 152,045
                                                                             -----------              ----------
                                                                               1,213,379               1,131,119
Loans Receivable                                                                 161,411                 154,363
Investments in and Advances to Joint Ventures                                     53,892                  54,478
Other Assets                                                                      15,380                  12,148
Cash and Cash Equivalents                                                          4,252                   4,504
                                                                             -----------              ----------

TOTAL ASSETS                                                                  $1,448,314              $1,356,612
                                                                             -----------              ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Bank Notes Payable                                                            $  100,500              $   88,000
Senior Notes Payable                                                             524,141                 499,162
Convertible Subordinated Notes Payable                                           100,000                 100,000
Mortgage Notes Payable                                                            55,219                  21,883
Accounts Payable, Accrued Expenses and Deferred Income                            34,497                  28,758
Minority Interests in Joint Ventures                                              42,910                  23,390
Stockholders' Equity:
  Preferred Stock                                                                187,847                 187,847
  Common Stock                                                                    31,040                  30,987
  Additional Paid-In Capital                                                     434,724                 433,309
  Cumulative Net Income                                                          551,304                 531,926
  Cumulative Dividends                                                          (613,868)               (588,650)
                                                                             -----------              ----------
Total Stockholders' Equity                                                       591,047                 595,419
                                                                             -----------              ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $1,448,314              $1,356,612
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

                     Health Care Property Investors, Inc.

                  Condensed Consolidated Statements of Income

                                  (Unaudited)

               (Amounts in thousands, except per share amounts)


                                                                             Three Months
                                                                            Ended March 31,
                                                                     -----------------------------
                                                                      1999                  1998
                                                                     -------               -------
Revenue
Rental Income                                                        $41,552               $30,288
Tenant Reimbursements                                                  2,051                   496
Interest and Other Income                                              6,018                 5,550
                                                                     -------               -------
                                                                      49,621                36,334
                                                                     -------               -------

Expense
Interest Expense                                                      12,360                 7,633
Depreciation/Non Cash Charges                                         10,176                 7,392
Facility Operating Expenses                                            3,751                   797
Other Expenses                                                         2,515                 1,886
                                                                     -------               -------
                                                                      28,802                17,708
                                                                     -------               -------

Income From Operations                                                20,819                18,626
    Minority Interests                                                (1,441)               (1,148)
                                                                     -------               -------
Net Income                                                           $19,378               $17,478

Dividends to Preferred Stockholders                                    4,109                 1,181
                                                                     -------               -------

Net Income Applicable to Common Shares                               $15,269               $16,297
                                                                     =======               =======

Basic/Diluted Earnings Per Common Share                              $  0.49               $  0.54
                                                                     =======               =======

Weighted Average Shares Outstanding - Basic                           31,021                30,237
                                                                     =======               =======

Weighted Average Shares Outstanding - Diluted                         31,119                30,576
                                                                     =======               =======

     See accompanying Notes to Condensed Consolidated Financial Statements
        and Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.

                     Health Care Property Investors, Inc.

                Condensed Consolidated Statements of Cash Flows

                                  (Unaudited)

                            (Amounts in thousands)

                                                                              Three Months
                                                                             Ended March 31,
                                                                        -------------------------
                                                                          1999             1998
                                                                        --------         --------
Cash Flows From Operating Activities:
 Net Income                                                             $ 19,378         $ 17,478
 Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating Activities:
   Real Estate Depreciation                                                9,386            6,645
          Non Cash Charges                                                   790              747
          Joint Venture Adjustments                                          336             (228)
 Changes in:
   Operating Assets                                                         (545)            (591)
   Operating Liabilities                                                   7,089            3,250
                                                                        --------         --------
Net Cash Provided By Operating Activities                                 36,434           27,301
                                                                        --------         --------

Cash Flows From Investing Activities:
Acquisition of Real Estate, Net                                          (57,752)         (11,443)
Advances to Joint Ventures                                                   ---          (18,890)
Other Investments and Loans                                               (8,529)            (880)
                                                                        --------         --------
Net Cash Used In Investing Activities                                    (66,281)         (31,213)
                                                                        --------         --------

Cash Flows From Financing Activities:
Net Change in Bank Notes Payable                                          12,500           15,100
Repayment of Senior Notes Payable                                            ---          (10,000)
Issuance of Senior Notes Payable                                          24,938           19,900
Cash Proceeds from Issuing Common Stock                                       44              ---
Increase (Decrease) in Minority Interests                                 19,092           (1,000)
Periodic Payments on Mortgages                                              (545)            (249)
Dividends Paid                                                           (25,218)         (20,539)
Other Financing Activities                                                (1,216)            (199)
                                                                        --------         --------
Net Cash Provided By Financing Activities                                 29,595            3,013
                                                                        --------         --------

Net Decrease In Cash And Cash Equivalents                                   (252)            (899)

Cash And Cash Equivalents, Beginning Of Period                             4,504            4,084
                                                                        --------         --------

Cash And Cash Equivalents, End Of Period                                $  4,252         $  3,185
                                                                        ========         ========

     See accompanying Notes to Condensed Consolidated Financial Statements
        and Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.

                     HEALTH CARE PROPERTY INVESTORS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1999

                                  (Unaudited)


(1)  SIGNIFICANT ACCOUNTING POLICIES

     We, the management of Health Care Property Investors, Inc., believe that the unaudited financial information contained in this report reflects all adjustments that are necessary to state fairly the financial position, the results of operations, and cash flows of the Company. Unless the context otherwise indicates, the Company or HCPI means Health Care Property Investors, Inc. and its affiliated subsidiaries and joint ventures. We presume that users of this interim financial information have read or have access to the audited financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the preceding fiscal year ended December 31, 1998. Therefore, notes to the financial statements and other disclosures that would repeat the disclosures contained in our most recent annual report to security holders have been omitted. This interim financial information does not necessarily represent a full year's operations for various reasons including acquisitions, changes in rents and interest rates, and the timing of debt and equity financings.

Facility Operations:

     During 1997 and 1998, we purchased 90 - 100 percent ownership interests in 23 medical office buildings ("MOBs") that are operated by independent property management companies on our behalf. During the first quarter of 1999, we purchased 50 percent ownership interest in 14 additional MOBs. We lease these facilities to multiple tenants. Amounts recovered from tenants under such leases are recorded as Tenant Reimbursements. Expenses related to the operation of these facilities are recorded as Facility Operating Expenses.

Reclassifications:

     We have made reclassifications, where necessary, for comparative financial statement presentations.


(2)  MAJOR OPERATORS

     As of March 31, 1999, 88 operators in 43 states operated our properties. In addition, 232 tenants conducted business in the multi-tenant buildings. Listed below are our major operators, the number of facilities operated by these operators, the annualized revenue and the percentage of annualized revenue for the three months ended March 31, 1999 from these operators and their subsidiaries:


                                                                 Annualized       Percentage
                                                              Revenue for the       of Our
                                                Number of    Three Months Ended   Annualized
Operators                                       Facilities     March 31, 1999       Revenue
--------------------------------------------------------------------------------------------
                                                           (Amounts in thousands)
HealthSouth Corporation ("HealthSouth")               6            $12,335            7%
Beverly Enterprises Inc. ("Beverly")                 26             11,485            6
Vencor, Inc. ("Vencor")                              22             11,445            6
Emeritus Corporation ("Emeritus")                    23             11,288            6
Columbia/HCA Healthcare Corp. ("Columbia")           12             10,355            6
Centennial Healthcare Corp. ("Centennial")           18              8,365            4
Tenet Healthcare Corporation ("Tenet")                2              7,860            4

     Certain facilities have been subleased to other operators with the original lessees remaining liable on the leases. The number of facilities, annualized revenue, and percentages of our total annualized revenue applicable to these sublessees are not included above. The percentage of our total annualized revenue on subleased facilities relating to Vencor leases was 3% for the quarter ended March 31, 1999. As discussed in more detail below, rent obligations under most Vencor leases are guaranteed by Tenet.

     All these major operators are subject to the informational filing requirements of the Securities Exchange Act of 1934 and accordingly file periodic financial statements on Form 10-K and Form 10-Q with the Securities and Exchange Commission.

Vencor

     On May 1, 1998, Vencor completed a spin-off transaction. As a result, it became two publicly held entities--Ventas, Inc., a real estate company which intends to qualify as a REIT, and Vencor, a health care company which at March 31, 1999 leased 38 of HCPI's properties. As of March 31, 1999, 6% of our annualized revenue was from facilities leased to and operated by Vencor; additionally, 3% of our revenue is from facilities leased to Vencor which were subleased and operated by other providers. Both Ventas and Vencor are responsible for payments due under the Vencor leases, including subleased facilities. Tenet guarantees the rent payments on most of the Vencor leases (see discussion under Tenet below).

     According to a press release issued by Vencor, Vencor reported a net loss of $605.9 million or $8.68 per share for the quarter ended December 31, 1998, and a net loss from operations of $572.9 million, or $8.39 per share, for the year ended December 31, 1998. Vencor also announced that it is currently in discussion with its senior lenders, Ventas and other creditors regarding an amendment or restructuring of its bank debt, leases and other obligations. Vencor has reported that as a result of the uncertainties related to Vencor's ability to amend or restructure its obligations, approximately $461 million of amounts due under Vencor's bank credit agreement and $300 million of senior subordinated notes have been classified as current liabilities in its consolidated balance sheet at December 31, 1998. The report of Vencor's independent auditors with respect to its condensed consolidated financial statements for the periods ended December 31, 1998 has an explanatory paragraph regarding Vencor's ability to continue as a going concern.

     Vencor also noted in its press release that it also included in current liabilities approximately $99 million of overpayments to Vencor from the Medicare program since the inception of the new prospective payment system for nursing centers on July 1, 1998. Vencor stated that it was informed on April 9, 1999 by the Health Care Financing Administration ("HCFA") that the Medicare program has made a demand for repayment of approximately $90 million of the reimbursement overpayments by April 23, 1999. On April 21, 1999, Vencor announced that it has reached an agreement with HCFA to extend the repayment of approximately $90 million of Medicare reimbursement overpayments and will now be obligated to repay the overpayment over 60 monthly installments. Vencor stated that, "under the agreement, monthly payments of approximately $1.5 million are due commencing May 8, 1999. After November, the remaining balance of the overpayments will bear interest at a statutory rate applicable to Medicare overpayments, as in effect on November 30, 1999. Assuming that the current rate of 13.75% is in effect on November 30, 1999, the monthly payment amount will be approximately $2.0 million through March 2004. If Vencor is delinquent with two consecutive payments under the repayment plan, the plan will be defaulted and all subsequent Medicare reimbursement payments to Vencor will be subject to being withheld." We are unable to predict at this time the effect of any delinquency of Vencor's Medicare reimbursement payments on its ability to make its lease payments to us.

     With respect to its obligations under its bank credit agreement and senior subordinated notes, Vencor has announced that it recently obtained a waiver of certain financial covenants through May 28, 1999 from the lenders under its credit facility, and that it would not pay the $14.8 million interest payment due May 3, 1999 on its senior subordinated notes, giving the holders of the senior subordinated notes the right to accelerate those obligations upon expiration of a 30 day grace period, and applicable notice periods. Standard & Poor's downgraded the ratings on Vencor's senior subordinated debt to D (removing such debt from credit watch) on May 3, 1999 and Moody's downgraded its ratings on such senior subordinated debt to C on May 5, 1999. On May 10, 1999 Vencor and Ventas announced that Vencor had failed to pay the monthly rent for May 1999 to Ventas and that the two parties had negotiated an extension of the rent to June 6, 1999, and an extension of the standstill agreement between them to June 11, 1999.

     In its Annual Report on Form 10-K for the year ended December 31, 1998, Vencor made a number of cautionary statements regarding its financial condition and results of operations, and indicated that in the event of certain circumstances relating to actions by its creditors or its ability to consummate an alternative financial structure, it "likely would be forced to file for protection under Chapter 11 of the Bankruptcy Code." If Vencor were to file for bankruptcy protection, it will have an obligation to pay rent to us during the pendency of the proceeding. However, Vencor will have the right to assume or reject its leases with us. If Vencor assumes a lease it must do so pursuant to the original contract terms, must cure all pre-petition and post-petition defaults under the lease and provide adequate assurances of future performance. If Vencor rejects a lease, it may stop paying rent and we may lease the property to another lessee. However, we cannot assure you, in the event of a Vencor bankruptcy, that we would be able to recover amounts due under our leases with Vencor, that we would be able to promptly recover the premises or lease the property to another lessee or that the rent we would receive from another lessee would equal amounts due under the Vencor leases. The rents under all but three of the Vencor leases are guaranteed by Tenet, and on some leases we may seek direct payment by sublessees of Vencor, which may reduce the risk to us of a Vencor bankruptcy. However, we cannot assure you that a bankruptcy filing of Vencor would not have a material adverse effect on our funds from operations or the market value of our common stock.

Tenet

     Tenet is one of the nation's largest health care services companies, providing a broad range of services through the ownership and management of health care facilities. Tenet has historically guaranteed Vencor's leases. However, during 1997 we reached an agreement with Tenet whereby Tenet agreed to forbear or waive some renewal and purchase options and related rights of first refusal on facilities leased to Vencor. As part of that same agreement, Tenet will only guarantee the rent payments on the Vencor leases until the end of their base term. During the year ended December 31, 1998, 14 Vencor leases previously guaranteed by Tenet expired. Eleven of the 14 were leased to third parties and three were retained by Vencor but are no longer guaranteed by Tenet. The remaining 36 guaranteed leases all expire within three years.


(3)  REAL ESTATE INVESTMENTS

     During the first quarter of 1999, we acquired 14 MOBs through the purchase of a 50% managing partner interest in a company in which the non-managing partner purchased 593,249 non-managing member units. These units which are recorded under Minority Interest in Joint Ventures are convertible into HCPI stock on a one-for-one basis beginning in January, 2000.


(4)  STOCKHOLDERS' EQUITY

     The following tabulation is a summary of the activity for the Stockholders' Equity account for the three months ended March 31, 1999 (amounts in thousands):

                                   Preferred Stock                Common Stock
                                 ------------------    ---------------------------------
                                                                     Par      Additional                                  Total
                                 Number of             Number of    Value       Paid In    Cumulative    Cumulative    Stockholders'

                                   Shares    Amount      Shares     Amount      Capital    Net Income    Dividends        Equity
------------------------------------------------------------------------------------------------------------------------------------

Balance,
    December 31, 1998               7,785   $187,847     30,987     $30,987     $433,309     $531,926    $(588,650)       $595,419
Issuance of Common Stock, Net                                53          53        1,415                                     1,468
Net Income                                                                                     19,378                       19,378
Dividends Paid  Preferred
 Shares                                                                                                     (4,109)         (4,109)
Dividends Paid  Common Shares                                                                              (21,109)        (21,109)
------------------------------------------------------------------------------------------------------------------------------------

Balance,
   March 31, 1999                   7,785   $187,847     31,040     $31,040     $434,724     $551,304    $(613,868)       $591,047
------------------------------------------------------------------------------------------------------------------------------------


(5)  EARNINGS PER COMMON SHARE

     The Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share, effective December 15, 1997. As a result, both basic and diluted earnings per common share are presented for each of the quarters ended March 31, 1999 and 1998. Prior to 1997, only basic earnings per common share was disclosed. Basic earnings per common share is computed by dividing net income applicable to common shares by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is calculated including the effect of dilutive securities. Options to purchase shares of common stock that had an exercise price in excess of the average market price of the common stock during the period were not included because they are not dilutive.

(Amounts in thousands except per share amounts)

                                                 For the Three Months Ended
                                             ---------------------------------
                                                                     Per Share
March 31, 1999                               Income      Shares        Amount
--------------------------------------       ------      ------      ---------
Basic Earnings Per Common Share:
Net Income Applicable to Common Shares       $15,269     31,021         $0.49
                                                                     ---------

Dilutive Options                                 ---         98
                                             -------     ------

Diluted Earnings Per Common Share:
Net Income Applicable to Common
 Shares Plus Assumed Conversions              15,269     31,119         $0.49
                                                                     ---------
                                                 For the Three Months Ended
                                             ---------------------------------
                                                                     Per Share
March 31, 1998                               Income      Shares        Amount
--------------------------------------       ------      ------      ---------
Basic Earnings Per Common Share:
Net Income Applicable to Common Shares       $16,297     30,237         $0.54
                                                                     ---------

Non-Managing Member Units                         86        121
Dilutive Options                                 ---        218
                                             ------      ------

Diluted Earnings Per Common Share:
Net Income Applicable to Common
  Shares Plus Assumed Conversions            16,383      30,576         $0.54
                                             ------      ------      ---------


(6)  FUNDS FROM OPERATIONS

     Effective in 1998, the Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise, requires that we report information about our operations on the same basis that is used internally to measure performance.

     We believe that Funds From Operations ("FFO") is our most important supplemental measure of operating performance. Because the historical cost accounting convention used for real estate assets requires straight-line depreciation (except on land) such accounting presentation implies that the value of real estate assets diminishes predictably over time. Because real estate values instead have historically risen and fallen with market conditions, presentations of operating results for a real estate investment trust that uses historical cost accounting for depreciation could be less informative. The term FFO was designed by the real estate investment trust industry to address this problem.

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

     Below are summaries of the calculation of FFO and FFO per share of common stock (all amounts in thousands except per share amounts):

                                                           Three Months
                                                          Ended March 31,
                                                       --------------------
                                                         1999         1998
                                                       -------      -------
Net Income Applicable to Common Shares                 $15,269      $16,297
Real Estate Depreciation and Amortization                9,386        6,645
Joint Venture Adjustments                                  336         (228)
                                                       -------      -------

Funds From Operations                                  $24,991      $22,714
                                                       -------      -------

(7)  COMMITMENTS

     As of April 27, 1999, the Company has acquired real estate properties and has outstanding commitments to fund development of facilities on those properties of approximately $33,000,000.

     The Company is also committed to acquire approximately $54,000,000 of existing health care real estate. The Company expects that a significant portion of these commitments will be funded; however, experience suggests that some committed transactions will not close. The letters of intent representing such commitments permit either party to elect not to go forward with the transaction under various circumstances. We may not close committed transactions for various reasons including unsatisfied pre-closing conditions, competitive financing sources, final negotiation differences or the operator's inability to obtain required internal or governmental approvals.

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

     We have not yet quantified the impact of adopting Statement 133 on our financial statements and have not determined the timing or method of our adoption of Statement 133. However, the effect is not expected to be material.


(9)  SUBSEQUENT EVENTS

     On April 20, 1999 the Board of Directors declared a quarterly dividend of $0.69 per common share payable on May 20, 1999, to shareholders of record on the close of business on May 3, 1999.

     The Board of Directors also declared a cash dividend of $0.492188 per share on its Series A cumulative preferred stock and $0.54375 per share on its Series B cumulative preferred stock. These dividends will be paid on June 30, 1999 to shareholders of record as of the close of business on June 15, 1999.

     On May 3, 1999, the Company issued 1,000,000 shares of Common Stock which generated net proceeds of approximately $29,600,000 (net of underwriters' discount and other offering expenses). The proceeds were used to pay off short-term bank debt.

                     HEALTH CARE PROPERTY INVESTORS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


GENERAL

     The Company is in the business of acquiring health care facilities that we lease on a long-term basis to health care providers. On a more limited basis, we have provided mortgage financing on health care facilities. As of March 31, 1999, the Company's portfolio of properties, including equity investments, consisted of 347 facilities located in 43 states. These facilities are comprised of 157 long-term care facilities, 85 congregate care and assisted living facilities, 41 physician group practice clinics, 49 medical office buildings, eight acute care hospitals, six freestanding rehabilitation facilities and one psychiatric care facility. The gross acquisition price of the properties, which includes joint venture acquisitions, was approximately $1,640,000,000 at March 31, 1999.

     We have commitments to purchase and construct health care facilities totaling approximately $87,000,000 for funding during 1999 and 2000. We expect that a significant portion of these commitments will be funded but that a portion may not be funded (see Note (7) to the Condensed Consolidated Financial Statements).

RESULTS OF OPERATIONS

     Net Income applicable to common shares for the three months ended March 31, 1999 totaled $15,269,000 or $0.49 of diluted earnings per share on revenue of $49,621,000. This compares to $16,297,000 or $0.54 of diluted earnings per share on revenue of $36,334,000, for the same period in 1998. The decrease in Net Income is attributable to higher interest expense and depreciation/non-cash charges offset by higher Rental and Interest and Other Income.

     Rental Income for the three months ended March 31, 1999 increased by $11,264,000 to $41,552,000 as compared to the same period in the prior year. The majority of the increase in Rental Income was generated by new investments made during 1998 and the first quarter of 1999. Interest and Other Income for the three months ended March 31, 1999 increased $468,000 to $6,018,000. The increase was primarily from growth in the lending portfolio.

     Interest Expense for the three months ended March 31, 1999 increased by $4,727,000 to $12,360,000. The increase is primarily the result of an increase in short-term borrowings used to fund the acquisitions made during 1998 and the first quarter of 1999, interest related to the MOPPRS senior debt issuance during June 1998 and interest on mortgage loans assumed on the first quarter acquisition of 14 MOBs. The increase in Depreciation/Non Cash Charges for the three months ended March 31, 1999 of $2,784,000 to $10,176,000 is the direct result of the new investments made during 1997, 1998 and 1999. Facility Operating Expenses for the three months ended March 31, 1999 increased $2,954,000 to $3,751,000. The increase is due to the operating expenses on the newly acquired MOBs and clinics. These facilities are operated by property management companies on behalf of the Company.

     We believe that FFO is an important supplemental measure of operating performance. (See Note (6) to the Condensed Consolidated Financial Statements.)

     FFO for the three months ended March 31, 1999 increased $2,277,000 to $24,991,000 as compared to the same period in the prior year. The increase is attributable to increases in Rental Income, and Interest and Other Income, as offset by increases in Interest Expense and Facility Operating Expenses, which are discussed above.

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

MTN FINANCINGS
---------------

     The following table summarizes the MTN financing activities during 1998 and 1999:

                                                             Amount
Date                     Maturity      Coupon Rate      Issued/(Redeemed)
-------------------    -----------    -------------    -------------------
February 1998                 ---         9.88%               $(10,000,000)
March 1998                 5 years        6.66%                 20,000,000
April-November 1998           ---      6.10%-9.70%             (17,500,000)
November 1998            3-8 years     7.30%-7.88%              28,000,000
February 1999              5 years        6.92%                 25,000,000
April 1999                 5 years     7.00%-7.48%              37,000,000


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

EQUITY OFFERINGS
----------------

     Since September 1997, HCPI has completed five equity offerings, summarized in the table below:

                                                           Shares         Equity
      Date                      Issuance                   Issued         Raised         Net Proceeds
--------------     ---------------------------------     ---------     -------------     ------------
September 1997     7-7/8% Series A Cumulative            2,400,000      $ 60,000,000     $ 57,810,000
                   Redeemable Preferred Stock

December 1997      Common Stock at $38.3125/share        1,437,500      $ 55,000,000     $ 51,935,000

April 1998         Common Stock at $33.2217/share to       698,752      $ 23,200,000     $ 23,000,000
                   a Unit Investment Trust

September 1998     8.70% Series B Cumulative             5,385,000      $135,000,000     $130,000,000
                   Redeemable Preferred Stock

May 1999           Common Stock at $31.4375/share        1,000,000      $ 31,400,000     $ 29,600,000

     HCPI used the net proceeds from the equity offerings to pay down or pay off short-term borrowings under its revolving lines of credit. HCPI invested any excess funds in short-term investments until they were needed for acquisitions or development.

     At March 31, 1999, stockholders' equity totaled $591,047,000 and the debt to equity ratio was 1.32 to 1.00. For the three months ended March 31, 1999, FFO (before interest expense) covered Interest Expense 3.02 to 1.00.

AVAILABLE FINANCING SOURCES
---------------------------

     During June 1998, the Company registered $600,000,000 of debt and equity securities under a shelf registration statement filed with the Securities and Exchange Commission. As of May 10, 1999 we had approximately $397,000,000 remaining on shelf filings for future financings. Of that amount, we had approximately $110,000,000 available under our MTN senior debt programs. We may issue securities under our universal shelf, including under our MTN program, up to these amounts from time to time in the future based on Company needs and then existing market conditions. On September 30, 1998, we renegotiated our lines of credit with a group of seven banks. We have two revolving lines of credit, one for $135,000,000 that expires on September 30, 2003 and one for $45,000,000 that expires on September 30, 1999. As of May 10, 1999, the Company had $108,000,000 available on these lines of credit. Since 1986 the debt rating agencies have rated our Senior Notes and Convertible Subordinated Notes investment grade. Current ratings are as follows:

                             Moody's    Standard & Poor's    Duff & Phelps
                             -------    -----------------    -------------
Senior Notes                  Baa1            BBB+                 BBB+
Convertible
 Subordinated Notes           Baa2            BBB                  BBB

      On May 13, 1999, we were informed by Duff and Phelps that they are changing the senior note rating for the Company from A to BBB+, and the convertible subordinate note rating from BBB+ to BBB.

     Since inception in May 1985, the Company has recorded approximately $715,460,000 in cumulative FFO. Of this amount, we have distributed a total of $599,981,000 to stockholders as dividends on common stock. We have retained the balance of $115,479,000 and used it as an additional source of capital.

     At March 31, 1999, the Company held approximately $41,000,000 in irrevocable letters of credit from commercial banks to secure the obligations of many lessees' lease and borrowers' loan obligations. We may draw upon the letters of credit if there are any defaults under the leases and/or loans. Amounts available under letters of credit could change based upon facility operating conditions and other factors and such changes may be material.

     We paid the first quarter 1999 dividend of $0.68 per common share or $21,109,000 in the aggregate on February 19, 1999. Total dividends paid during the three months ended March 31, 1999, as a percentage of FFO was 84%. The Company declared a second quarter dividend of $0.69 per common share or approximately $22,110,000 in the aggregate, payable on May 20, 1999.

FACILITY ROLLOVERS
------------------

  HCPI has concluded a significant number of "facility rollover" transactions in 1995, 1996, 1997 and 1998 on properties that have been under long-term leases and mortgages. Facility rollover transactions principally include lease renewals and renegotiations, exchanges, sales of properties, and, to a lesser extent, payoffs on mortgage receivables. The annualized impact was to increase FFO in 1995 by $900,000 and decrease FFO in each of the years 1996 through 1998 by $1,200,000, $1,600,000 and $3,100,000, respectively. Total rollovers were 20 facilities, 20 facilities, 12 facilities and 44 facilities in each of the years 1995 - 1998.

     For the year ending December 31, 1999, HCPI has 17 facilities that are subject to lease expiration and mortgage maturities. These facilities currently represent approximately 7% of annualized revenues. For the year ended December 31, 2000, HCPI has seven facilities that are subject to lease expiration and mortgage maturities. These facilities currently represent approximately 6% of annualized revenue.

     During 1997, HCPI reached agreement with Tenet (the holder of substantially all the option rights of the Vencor leases) whereby Tenet agreed to waive renewal and purchase options, and related rights of first refusal, on up to 51 facilities. As part of these agreements, HCPI has the right to continue to own the facilities. HCPI paid Tenet $5,000,000 in cash, accelerated the purchase option on two acute care hospitals leased to Tenet, and reduced Tenet's guarantees on the facilities leased to Vencor. Leases on 20 of those 51 facilities had expiration dates through December 31, 2000. HCPI has increased rents on five of the facilities with leases that have already expired during 1998, and believes it will be able to increase rents on other facilities whose lease terms expire through 2001. However, there can be no assurance that HCPI will be able to realize any increased rents on future rollovers. HCPI has completed certain facility rollovers earlier than the scheduled lease expirations or mortgage maturities and will continue to pursue such opportunities where it is advantageous to do so.

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

     HCPI believes that it does not have significant exposure to Year 2000 issues with respect to its own accounting and information software systems or with respect to non-IT systems contained in embedded chips used in its corporate offices. HCPI has been working with its computer consultants to test and continually upgrade its management information systems and has reasonable assurance from its vendors and outside computer consultants that HCPI's financial and other information systems are Year 2000 compliant. The cost to bring the management information systems into Year 2000 compliance has not been material. While any disruption in services at HCPI's corporate offices due to failure of non-IT systems may be inconvenient and disruptive to normal day-to-day activities, it is not expected to have a materially adverse effect on HCPI's financial performance or operations.

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

Risks to HCPI  of Year 2000 Issues

     HCPI's exposure to the Year 2000 issue depends primarily on the readiness of its significant tenants and commercial banks, who in turn, are dependent upon suppliers, payers and other external parties, all of which is outside HCPI's control. HCPI believes the most reasonably likely worst case scenario faced by HCPI as a result of the Year 2000 issue is the possibility that reimbursement delays caused by a failure of federal and state welfare programs responsible for Medicare and Medicaid could adversely affect its tenants' cash flow, resulting in their temporary inability to meet their obligations under its leases. Depending upon the severity of any reimbursement delays and the financial strength of any particular operator, the operations of HCPI's tenants could be materially adversely affected, which in turn could have a material adverse effect on HCPI's results of operations.

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

Contingency Plans

     If there are severe disruptions in HCPI's cash flow as a result of disruptions in its tenants' or mortgagors' cash flow, HCPI may be forced to slow its investment activity, or seek additional liquidity from its lenders.

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

  HCPI generally borrows on its short-term bank lines of credit to complete acquisition transactions. These borrowings are then repaid using proceeds from subsequent long-term debt and equity offerings. HCPI may also assume mortgage notes payable already in place as part of an acquisition transaction. Currently HCPI has two mortgage notes payable with variable interest rates and the remaining mortgage notes payable have fixed interest rates or interest rates with fixed periodic increases. HCPI's senior notes and convertible debt are at fixed rates. The variable rate loans are at interest rates at or below the current prime rate of 7.75%, and fluctuations are tied to the prime rate or to a rate currently below the prime rate.

  Fluctuation in the interest rate environment will not impact HCPI's future earnings and cash flows on its fixed rate debt until that debt matures and must be replaced or refinanced. Interest rate changes will affect the fair value of the fixed rate instruments. Conversely, changes in interest rates on variable rate debt would change the future earnings and cash flows of HCPI, but not affect the fair value on those instruments. Assuming a one percentage point increase in the interest rate related to the variable rate debt including the mortgage notes payable and the bank lines of credit, and assuming no change in the outstanding balance as of the quarter ended March 31, 1999, interest expense for the coming year would increase by approximately $1,207,000. Approximately 50% of the increase in interest expense related to the bank lines of credit, or $500,000, would be capitalized into construction projects.

  The principal amount and the average interest rates for the mortgage loans receivable and debt categorized by the final maturity dates are presented in the table below. Certain of the mortgage loans receivable and certain of the debt securities, excluding the convertible debentures, require periodic principal payments prior to the final maturity date. The fair value estimates for the mortgage loans receivable are based on the estimates of management and on rates currently prevailing for comparable loans. The fair market value estimates for debt securities are based on discounting future cash flows utilizing current rates offered to HCPI for debt of the same type and remaining maturity.


                                                                           Maturity
                                         ----------------------------------------------------------------------------     ---------
                                                                                                                            Fair
                                           1999       2000       2001        2002       2003    Thereafter      Total       Value
                                         ----------------------------------------------------------------------------     ---------
ASSETS
  Mortgage Loans Receivable                                   $17,565     $ 2,502                 $126,413   $146,480      $156,000
                                                                13.03%      10.17%                    9.79%     10.19%
LIABILITIES
Variable Rate Debt:

     Bank Notes Payable                                                                            100,500    100,500       100,500
       Weighted Average Interest Rate                                                                 5.35%      5.35%

     Mortgage Notes Payable              13,639                 2,593       1,579                    4,968     22,779        21,280
       Weighted Average Interest Rate      7.75%                 7.75%       5.87%                    5.75%      7.21%

Fixed Rate Debt:

     Senior Notes Payable                15,000     10,000     13,000      17,000     31,000       438,142    524,142       500,000
       Weighted Average Interest Rate      9.98%      8.87%      7.88%       8.40%      7.09%         6.85%      7.10%

     Convertible Subordinated
      Notes Payable                                100,000                                                    100,000       100,773
       Weighted Average Interest Rate                 6.00%                                                      6.00%

     Mortgage Notes Payable                (103)       103                    555                   31,886     32,441        34,350
       Weighted Average Interest Rate      8.91%      9.00%                  9.00%                    8.57%      8.60%


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

                          PART II.  OTHER INFORMATION

Item 2.  Amendments to Bylaws
         --------------------

     On April 28, 1999, the Board of Directors of the Company amended the Amended and Restated Bylaws of the Company in order to (i) establish a 31 day period for the annual meeting of stockholders in compliance with the requirements of Maryland corporate law, (ii) raise the percentage of stockholders required to request a special meeting of the stockholders from 25% to 50%, (iii) allow the committees of the Board of Directors to consist of one or more directors instead of two or more, and (iv) provide that upon any default in the payment of dividends on any class or series of preferred stock or any other event which would allow the holders of such preferred stock to elect additional directors, the number of directors may be increased by the number of additional directors to be elected by such holders, for so long as such holders have the right to elect additional directors. A copy of the Second Amended and Restated Bylaws of the Company is attached as an exhibit to this quarterly report on Form 10-Q.

Amendment to Rights Plan
------------------------

     On July 5, 1990 the Board of Directors of the Company declared a dividend distribution of one right (each, a "Right") for each outstanding share of Common Stock of the Company to stockholders of record at the close of business on July 30, 1990 and entered into a Rights Agreement. When exercisable, each Right entitles the registered holder to purchase from the Company one share of the Company's Common Stock at a price of $47.50 per share, subject to adjustment. Initially, the Rights will be attached to all outstanding shares of Common Stock, and no separate Rights Certificates will be distributed. The Board also authorized the issuance of one Right with respect to each share of Common Stock that shall become outstanding between July 30, 1990 and the earliest of the Distribution Date, the Redemption Date and the Final Expiration Date (all as defined in the Rights Agreement). Each share of Common Stock offered hereby will have upon issuance one Right attached.

     The Rights will become exercisable and will detach from the Common Stock upon the earlier of (i) the tenth day after the public announcement that any person or group has acquired beneficial ownership of 15% or more of the Company's Common Stock, or (ii) the tenth day after any person or group commences, or announces an intention to commence, a tender or exchange offer which, if consummated, would result in the beneficial ownership by a person or group of 30% or more of the Company's Common Stock (the earlier of (i) and (ii) being the "Distribution Date"). If such person or group acquires beneficial ownership of 15% or more of the Company's Common Stock (except pursuant to certain cash tender offers for all outstanding Common Stock approved by the Board of Directors) or if the Company is the surviving corporation in a merger and its Common Stock is not changed or exchanged, each Right will entitle the holder to purchase, at the Right's then current exercise price, that number of shares of the Company's Common Stock having a market value equal to twice the exercise price. Similarly, if after the Rights become exercisable, the Company merges or consolidates with, or sells 50% or more of its assets or earning power to, another person, each Right will then entitle the holder to purchase, at the Right's then current exercise price, that number of shares of the stock of the acquiring company which at the time of such transaction would have a market value equal to twice the exercise price.

     The Rights may be redeemed in whole, but not in part, at a price of $0.01 per Right by the Board of Directors at any time until ten days following the public announcement that a person or group has acquired beneficial ownership of 15% or more of the Company's outstanding Common Stock. Under the original Rights Agreement, the Board of Directors could, under certain circumstances, extend the period during which the Rights are redeemable or postpone the Distribution Date.

     In January 1999 we amended our Rights Agreement to provide that Rights issued under the Rights Agreement may be redeemed, at a price of $.005 per Rights, until the time that a person or group has acquired beneficial ownership of 15% or more or our outstanding common stock. As a result of the amendment, the Board does not have the power to extend the period during which Rights are redeemable.

     The Rights will expire on July 30, 2000, unless earlier redeemed.

     A copy of the First Amendment to Rights Agreement dated as of January 28, 1999 is attached as an exhibit to the Company's Annual Report of Form 10-K for the year ended December 31, 1998.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         a) Exhibits:

            3.2 Second Amended and Restated Bylaws of Health Care Property
                Investors, Inc.

            27  Financial Data Schedule

         b) Reports on Form 8-K:

            On January 7, 1999, the Company filed a Report on Form 8-K with the SEC regarding the acquisition of 12 long-term care facilities and 13 medical office buildings in five separate transactions at an aggregate purchase price of approximately $125,348,000.

            On March 8, 1999, the Company filed a Report on Form 8-K/A which amended the Form 8-K previously filed on January 7, 1999 in order to state that neither audited historical financial statements nor pro forma financial information concerning the acquired properties was required under Rule 3-05 of Regulation S-X.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 13, 1999                 HEALTH CARE PROPERTY INVESTORS, INC.
                                    (REGISTRANT)



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