Form 10-Q
period 1999-06-30
HEALTH CARE PROPERTY INVESTORS INC
filed 1999-08-13
CIK 765880

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the quarterly period ended June 30, 1999.

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the transition period from _________________ to ________________


                          Commission file number 1-8895


                      HEALTH CARE PROPERTY INVESTORS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Maryland                                          33-0091377
-------------------------------                         -------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation of organization)                         Identification No.)


                         4675 MacArthur Court, Suite 900
                         Newport Beach, California 92660
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (949) 221-0600
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                ---------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No[ ]

         As of August 12, 1999 there were 32,045,176 shares of $1.00 par value common stock outstanding.

================================================================================

                      HEALTH CARE PROPERTY INVESTORS, INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION


                                                                        PAGE NO.
                                                                        --------
Item 1.    Financial Statements:

           Condensed Consolidated Balance Sheets
           June 30, 1999 and December 31, 1998 ............................  2

           Condensed Consolidated Statements of Income
           Six Months and Three Months Ended June 30, 1999 and 1998........  3

           Condensed Consolidated Statements of Cash Flows
           Six Months Ended June 30, 1999 and 1998.........................  4

           Notes to Condensed Consolidated Financial Statements............  5


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations .................. 12


                           PART II. OTHER INFORMATION

Signatures................................................................. 22

                      HEALTH CARE PROPERTY INVESTORS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                             (Amounts in thousands)

                                                                June 30,       December 31,
                                                                 1999              1998
                                                              -----------      -----------
ASSETS

Real Estate Investments
     Buildings and Improvements                               $ 1,286,948      $ 1,143,077
     Accumulated Depreciation                                    (208,803)        (190,941)
                                                              -----------      -----------
                                                                1,078,145          952,136
     Construction in Progress                                      20,629           26,938
     Land                                                         163,689          152,045
                                                              -----------      -----------
                                                                1,262,463        1,131,119
Loans Receivable                                                  174,460          154,363
Investments in and Advances to Joint Ventures                      53,404           54,478
Other Assets                                                       17,251           12,148
Cash and Cash Equivalents                                           5,416            4,504
                                                              -----------      -----------
TOTAL ASSETS                                                  $ 1,512,994      $ 1,356,612
                                                              ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Bank Notes Payable                                            $   117,700      $    88,000
Senior Notes Payable                                              551,106          499,162
Convertible Subordinated Notes Payable                            100,000          100,000
Mortgage Notes Payable                                             61,196           21,883
Accounts Payable, Accrued Liabilities and Deferred Income          28,273           28,758
Minority Interests in Joint Ventures                               40,514           23,390

Stockholders' Equity:
     Preferred Stock                                              187,847          187,847
     Common Stock                                                  32,044           30,987
     Additional Paid-In Capital                                   463,420          433,309
     Cumulative Net Income                                        570,980          531,926
     Cumulative Dividends                                        (640,086)        (588,650)
                                                              -----------      -----------

TOTAL STOCKHOLDERS' EQUITY                                        614,205          595,419
                                                              -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 1,512,994      $ 1,356,612
                                                              ===========      ===========

    See accompanying Notes to Condensed Consolidated Financial Statements and
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations.

                      HEALTH CARE PROPERTY INVESTORS, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                (Amounts in thousands, except per share amounts)

                                                        Three Months                    Six Months
                                                       Ended June 30,                 Ended June 30,
                                                  ------------------------      ------------------------
                                                     1999           1998          1999            1998
                                                  ---------      ---------      ---------      ---------
REVENUE
Rental Income                                     $  43,434      $  31,983      $  84,986      $  62,271
Tenant Reimbursements                                 2,020            447          4,071            943
Interest and Other Income                             6,358          5,518         12,376         11,068
                                                  ---------      ---------      ---------      ---------
                                                     51,812         37,948        101,433         74,282
                                                  ---------      ---------      ---------      ---------
EXPENSE
Interest Expense                                     13,383          8,819         25,743         16,436
Depreciation/Non Cash Charges                        10,888          7,962         21,064         15,384
Facility Operating Expenses                           4,007            948          7,758          1,745
Other Expenses                                        2,466          1,932          4,981          3,804
                                                  ---------      ---------      ---------      ---------
                                                     30,744         19,661         59,546         37,369
                                                  ---------      ---------      ---------      ---------

INCOME FROM OPERATIONS                               21,068         18,287         41,887         36,913
Minority Interests                                   (1,544)        (1,072)        (2,985)        (2,220)
Gain on Sale of Real Estate Properties                  152            512            152            512
                                                  ---------      ---------      ---------      ---------

NET INCOME                                        $  19,676      $  17,727      $  39,054      $  35,205

DIVIDENDS TO PREFERRED STOCKHOLDERS                   4,110          1,181          8,219          2,362
                                                  ---------      ---------      ---------      ---------
NET INCOME APPLICABLE TO COMMON SHARES            $  15,566      $  16,546      $  30,835      $  32,843
                                                  =========      =========      =========      =========
BASIC EARNINGS PER COMMON SHARE                   $    0.49      $    0.54      $    0.98      $    1.07
                                                  =========      =========      =========      =========
DILUTED EARNINGS PER COMMON SHARE                 $    0.49      $    0.53      $    0.98      $    1.06
                                                  =========      =========      =========      =========
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC          31,680         30,789         31,353         30,740
                                                  =========      =========      =========      =========
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED        31,791         31,079         31,467         31,050
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

                      HEALTH CARE PROPERTY INVESTORS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                             (Amounts in thousands)

                                                                 Six Months
                                                               Ended June 30,
                                                         ------------------------
                                                            1999           1998
                                                         ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                               $  39,054      $  35,205
Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating Activities:
       Real Estate Depreciation                             19,489         13,891
       Non Cash Charges                                      1,349          1,466
       Joint Venture Adjustments                               892             44
       Gain on Sale of Real Estate Properties                 (152)          (512)
    Changes in:
       Operating Assets                                       (384)        (2,502)
       Operating Liabilities                                 2,184          3,763
                                                         ---------      ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                   62,432         51,355
                                                         =========      =========
CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of Real Estate, Net                           (113,058)      (125,747)
Advances to Joint Ventures                                      --        (25,764)
Proceeds from the Sale of Real Property                      3,231          1,883
Other Investments and Loans                                (23,122)       (30,133)
                                                         ---------      ---------
NET CASH USED IN INVESTING ACTIVITIES                     (132,949)      (179,761)
                                                         =========      =========

CASH FLOWS FROM FINANCING ACTIVITIES:

Net Change in Bank Notes Payable                            29,700        (57,900)
Repayment of Senior Notes Payable                               --        (17,500)
Issuance of Senior Notes Payable                            51,944        223,396
Cash Proceeds from Issuing Common Stock                     29,578         23,383
Increase (Decrease) in Minority Interests                   16,751         (1,000)
Periodic Payments on Mortgages                              (1,495)          (493)
Final Payments on Mortgages                                   (239)            --
Dividends Paid                                             (51,436)       (41,844)
Other Financing Activities                                  (3,374)        (1,631)
                                                         ---------      ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                   71,429        126,411
                                                         =========      =========
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           912         (1,995)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               4,504          4,084
                                                         ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $   5,416      $   2,089
                                                         =========      =========

    See accompanying Notes to Condensed Consolidated Financial Statements and
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations.

                      HEALTH CARE PROPERTY INVESTORS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999

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

Facility Operations:

         During 1997 and 1998, we purchased ownership interests (ranging from 90 to 100 percent) in 23 medical office buildings ("MOBs") that are operated by independent property management companies on our behalf. During the first six months of 1999, we acquired ownership interests (ranging from 50 to 100 percent) in 18 additional MOBs. We lease these facilities to multiple tenants. Amounts recovered from tenants as reimbursements of operating costs incurred under such leases are recorded as Tenant Reimbursements. Expenses related to the operation of these facilities are recorded as Facility Operating Expenses.

Reclassifications:

         We have made reclassifications, where necessary, for comparative financial statement presentations.


(2)  MAJOR OPERATORS

         As of June 30, 1999, we owned properties in 43 states operated by 88 operators. In addition, 265 tenants conducted business in the multi-tenant buildings. Listed below are our major operators, the number of facilities operated by these operators, the annualized revenue and the percentage of annualized revenue for the six months ended June 30, 1999 from these operators and their subsidiaries:

                                                                   Annualized           Percentage
                                                                 Revenue for the            of
                                                 Number of      Six Months Ended        Annualized
Operators                                        Facilities       June 30, 1999           Revenue
---------                                        ----------     ----------------        ----------
                                                              (Amounts in thousands)
Beverly Enterprises Inc. ("Beverly")                 27              $12,375                 6%
HealthSouth Corporation ("HealthSouth")               6               12,109                 6
Vencor, Inc. ("Vencor")                              20               11,459                 6
Emeritus Corporation ("Emeritus")                    23               11,316                 6
Columbia/HCA Healthcare Corp. ("Columbia")           12               10,276                 5
Centennial Healthcare Corp. ("Centennial")           19                8,789                 5
Tenet Healthcare Corporation ("Tenet")                2                7,744                 4

         Certain facilities leased to operators listed above have been subleased to other operators with the original lessees remaining liable on the leases. The number of facilities, annualized revenue, and percentages of our total annualized revenue applicable to these sublessees are not included above. The percentage of our total annualized revenue on subleased facilities leased to Vencor and subleased to other operators was 2.4% for the six months ended June 30, 1999. As discussed in more detail below, rent obligations under most Vencor leases are guaranteed by Tenet and Ventas, Inc.

         All these major operators are subject to the informational filing requirements of the Securities Exchange Act of 1934 and accordingly file periodic financial statements on Form 10-K and Form 10-Q with the Securities and Exchange Commission.

Vencor

         On May 1, 1998, Vencor completed a spin-off transaction. As a result, it became two publicly held entities--Ventas, Inc., a real estate company which intends to qualify as a REIT, and Vencor, a health care company which at June 30, 1999 leased 36 of HCPI's properties of which 16 are subleased to other operators. Both Ventas and Vencor are responsible for payments due under the Vencor leases, including subleased facilities. Tenet guarantees the rent payments on most of the Vencor leases (see discussion under Tenet below).

         According to press releases issued by Vencor, Vencor reported a net loss of $23.9 million or $0.34 per share for the quarter ended March 31, 1999, and a net loss from operations of $572.9 million, or $8.39 per share, for the year ended December 31, 1998. Vencor also announced that it is in discussions with its senior lenders, Ventas and other creditors regarding an amendment or restructuring of its bank debt, leases and other obligations. Vencor has reported that as a result of the uncertainties related to Vencor's ability to amend or restructure its obligations, approximately $461 million of amounts due under Vencor's bank credit agreement and $300 million of senior subordinated notes have been classified as current liabilities in its consolidated balance sheet at December 31, 1998. The report of Vencor's independent auditors with respect to its condensed consolidated financial statements for the periods ended December 31, 1998 has an explanatory paragraph regarding Vencor's ability to continue as a going concern.

         Vencor also noted in a press release that it included in current liabilities approximately $90 million of overpayments to Vencor from the Medicare program since the inception of the new prospective payment system for nursing centers on July 1, 1998. On April 21, 1999, Vencor announced that it has reached an agreement with the Health Care Financing Administration to extend the repayment of the overpayments and will now be obligated to repay the overpayment over 60 monthly installments. Vencor stated that, "under the agreement, monthly payments of approximately $1.5 million are due commencing May 8, 1999. After November, the remaining balance of the overpayments will bear interest at a statutory rate applicable to Medicare overpayments, as in effect on November 30, 1999. Assuming that the current rate of 13.75% is in effect on November 30, 1999, the monthly payment amount will be approximately $2.0 million through March 2004." We are unable to predict at this time the effect of any delinquency of Vencor's Medicare reimbursement payments on its ability to make its lease payments to us.

         Standard & Poor's downgraded the ratings on Vencor's senior subordinated debt to D (removing such debt from credit watch) on May 3, 1999 and Moody's downgraded its ratings on such senior subordinated debt to C on May 5, 1999. On August 5, 1999 Vencor and Ventas announced that Vencor was to pay the monthly rent payable to Ventas for July 1999 pursuant to an agreed upon schedule during August 1999, and have extended until September 3, 1999 their standstill agreement not to pursue claims related to their April 1998 reorganization.

         In its Annual Report on Form 10-K for the year ended December 31, 1998, Vencor made a number of cautionary statements regarding its financial condition and results of operations, and indicated that in the event of certain circumstances relating to actions by its creditors or its ability to consummate an alternative financial structure, it "likely would be forced to file for protection under Chapter 11 of the Bankruptcy Code." If Vencor were to file for bankruptcy protection, it will have an obligation to pay rent to us during the pendency of the proceeding. However, Vencor will have the right to assume or reject its leases with us. If Vencor assumes a lease it must do so pursuant to the original contract terms, must cure all pre-petition and post-petition defaults under the lease and provide adequate assurances of future performance. If Vencor rejects a lease, it may stop paying rent and we may lease the property to another lessee. However, we cannot assure you, in the event of a Vencor bankruptcy, that we would be able to recover amounts due under our leases with Vencor, that we would be able to promptly recover the premises or lease the property to another lessee or that the rent we would receive from another lessee would equal amounts due under the Vencor leases. The rents under all but five of the Vencor leases are guaranteed by Tenet, and on some leases we are receiving direct payment by sublessees of Vencor, which may reduce the risk to us of a Vencor bankruptcy. However, we cannot assure you that a bankruptcy filing of Vencor would not have a material adverse effect on our funds from operations or the market value of our common stock.

Tenet

         Tenet is one of the nation's largest health care services companies, providing a broad range of services through the ownership and management of health care facilities. Tenet has historically guaranteed Vencor's leases. However, during 1997 we reached an agreement with Tenet whereby Tenet agreed to forbear or waive some renewal and purchase options and related rights of first refusal on facilities leased to Vencor. As part of that same agreement, Tenet will only guarantee the rent payments on the Vencor leases until the end of their base term. Of the 36 guaranteed leases at December 31, 1998, five expired during the six months ended June 30, 1999. Two of the five were extended by Vencor but are no longer guaranteed by Tenet. The remaining 31 guaranteed leases expire during the next three years.

(3) REAL ESTATE INVESTMENTS

         During the six months ended June 30, 1999, we acquired seven clinics, one assisted living facility, 3 MOBs and an ownership interest in 15 additional MOBs for an aggregate investment of approximately $135,443,000. The 15 partial interest MOBs are owned by a limited liability company of which HCPI is the managing member and owns a 52% interest.


(4) STOCKHOLDERS' EQUITY

         The following tabulation is a summary of the activity for the Stockholders' Equity account for the six months ended June 30, 1999 (amounts in thousands):

                                    Preferred Stock                Common Stock
                                  -------------------    ----------------------------------
                                                                       Par       Additional                               Total
                                  Number of              Number of    Value       Paid In     Cumulative   Cumulative  Stockholders'
                                    Shares    Amount      Shares      Amount      Capital     Net Income   Dividends      Equity
                                  ---------  --------    ---------   -------     ----------   ----------   ----------  -------------
Balance, December 31, 1998          7,785    $187,847     30,987     $30,987      $433,309     $531,926    $(588,650)    $595,419
Issuance of Common Stock, Net                              1,057       1,057        30,111                                 31,168
Net Income                                                                                       39,054                    39,054
Dividends Paid - Preferred Shares                                                                             (8,219)      (8,219)
Dividends Paid - Common Shares                                                                               (43,217)     (43,217)
                                    -----    --------     ------     -------      --------     --------    ---------     --------
Balance, June 30, 1999              7,785    $187,847     32,044     $32,044      $463,420     $570,980    $(640,086)    $614,205
                                    =====    ========     ======     =======      ========     ========    =========     ========

(5) EARNINGS PER COMMON SHARE

         The Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share, effective December 15, 1997. As a result, both basic and diluted earnings per common share are presented for each of the quarters and six months ended June 30, 1999 and 1998. Prior to 1997, only basic earnings per common share were disclosed. Basic earnings per common share is computed by dividing net income applicable to common shares by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is calculated including the effect of dilutive securities. Options to purchase shares of common stock that had an exercise price in excess of the average market price of the common stock during the period were not included because they are not dilutive.

(Amounts in thousands except per share amounts)

                                                For the Three Months Ended             For the Six Months Ended
                                              ----------------------------------    -----------------------------------
                                                                       Per Share                              Per Share
June 30, 1999                                 Income        Shares       Amount     Income       Shares         Amount
-------------                                 -------       ------     ---------    -------      ------       ---------
BASIC EARNINGS PER COMMON SHARE:
Net Income Applicable to Common Shares        $15,566       31,680        $0.49     $30,835       31,353        $0.98
                                                                          =====                                 =====
Dilutive Options                                   --          111                       --          114
                                              -------       ------                  -------       ------
DILUTED EARNINGS PER COMMON SHARE:
Net Income Applicable to Common
  Shares Plus Assumed Conversions             $15,566       31,791        $0.49     $30,835       31,467        $0.98
                                              -------       ------        =====     -------       ------        =====

                                                For the Three Months Ended             For the Six Months Ended
                                              ----------------------------------    -----------------------------------
                                                                       Per Share                              Per Share
June 30, 1998                                 Income        Shares       Amount     Income       Shares         Amount
-------------                                 -------       ------     ---------    -------      ------       ---------
BASIC EARNINGS PER COMMON SHARE:
Net Income Applicable to Common Shares        $16,546       30,789        $0.54     $32,843       30,740        $1.07
                                                                          =====                                 =====
Dilutive Options                                   --          173                       --          191
Non Managing Member Units                          76          117                      153          119
                                              -------       ------                  -------       ------
DILUTED EARNINGS PER COMMON SHARE:
Net Income Applicable to Common
  Shares Plus Assumed Conversions             $16,622       31,079        $0.53     $32,996       31,050        $1.06
                                              -------       ------        =====     -------       ------        =====

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

         Below are summaries of the calculation of FFO (all amounts in thousands):

                                                   Three Months            Six Months
                                                  Ended June 30,         Ended June 30,
                                                ------------------     ------------------
                                                  1999      1998        1999       1998
                                                -------    -------     -------    -------
Net Income Applicable to Common Shares          $15,566    $16,546     $30,835    $32,843
Real Estate Depreciation and Amortization        10,101      7,246      19,487     13,891
Joint Venture Adjustments                           556        272         892         44
Gain on Sale of Real Estate Properties             (152)      (512)       (152)      (512)
                                                -------    -------     -------    -------
Funds From Operations                           $26,071    $23,552     $51,062    $46,266
                                                =======    =======     =======    =======

(7) COMMITMENTS

         As of August 12, 1999, the Company has acquired real estate properties and has outstanding commitments to fund development of facilities on those properties of approximately $22,970,000.

         The Company is also committed to acquire approximately $36,100,000 of existing health care real estate and committed to $9,583,000 of construction projects. The Company expects that a significant portion of these commitments will be funded; however, experience suggests that some committed transactions will not close. The letters of intent representing such commitments permit either party to elect not to go forward with the transaction under various circumstances. We may not close committed transactions for various reasons including unsatisfied pre-closing conditions, competitive financing sources, final negotiation differences or the operator's inability to obtain required internal or governmental approvals.

(8) NEW PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Statement 133 is effective for fiscal years beginning after June 15, 2000, although earlier implementation is allowed.

         We have not yet quantified the impact of adopting Statement 133 on our financial statements and have not determined the timing or method of our adoption of Statement 133. However, the effect is not expected to be material.

(9) SUBSEQUENT EVENTS

         On August 4, 1999, HCPI signed a definitive agreement in which American Health Properties, Inc. ("AHE") will merge with and into HCPI in a stock-for-stock transaction with Health Care Property Investors being the surviving corporation. AHE is a real estate investment trust specializing in health care facilities with a portfolio of 68 health care properties in 22 states. AHE common stockholders will receive a fixed ratio of 0.78 share of HCPI's common stock for each share of AHE's common stock and holders of AHE Preferred stock ($100 million) will receive one share of substantially similar preferred stock of HCPI. Additionally, HCPI will assume $300 million of AHE's debt. The proposed transaction, valued at an estimated $1 billion, will be treated as a purchase for financial accounting purposes. The merger, is subject, among other things, to approval of the shareholders of both companies and the registration of the shares to be issued in connection with the transaction. The merger is expected to close by the end of 1999.

         On July 21, 1999 the Board of Directors declared a quarterly dividend of $0.70 per common share payable on August 20, 1999, to shareholders of record on the close of business on August 2, 1999.

         The Board of Directors also declared a cash dividend of $0.492188 per share on its Series A cumulative preferred stock and $0.54375 per share on its Series B cumulative preferred stock. These dividends will be paid on September 30, 1999 to shareholders of record as of the close of business on September 15, 1999.

                      HEALTH CARE PROPERTY INVESTORS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

GENERAL

         The Company is in the business of acquiring health care facilities that we lease on a long-term basis to health care providers. On a more limited basis, we have provided mortgage financing on health care facilities. As of June 30, 1999, the Company's portfolio of properties, including equity investments, consisted of 355 facilities located in 43 states. These facilities are comprised of 155 long-term care facilities, 85 congregate care and assisted living facilities, 47 physician group practice clinics, 53 medical office buildings, eight acute care hospitals, six freestanding rehabilitation facilities and one psychiatric care facility. The gross investment in the properties, which includes joint venture acquisitions, was approximately $1.7 billion at June 30, 1999.

         We have commitments to purchase and construct health care facilities totaling approximately $53,000,000 which are expected to fund during 1999 and 2000. We expect that a significant portion of these commitments will be funded but that a portion may not be funded (see Note (7) to the Condensed Consolidated Financial Statements).

         On August 4, 1999, the Company signed a definitive agreement to merge with American Health Properties in a stock-for-stock transaction (see Note (9) to the Condensed Consolidated Financial Statements).

RESULTS OF OPERATIONS

         Net Income applicable to common shares for the three and six months ended June 30, 1999 totaled $15,566,000 and $30,835,000 or $0.49 and $0.98 of basic earnings per share on revenue of $51,812,000 and $101,433,000, respectively. This compares to $16,546,000 and $32,843,000 or $0.54 and $1.07 of basic earnings per share on revenue of $37,948,000 and $74,282,000 for the same periods in 1998. Net Income applicable to common shares for the three and six months ended June 30, 1999 and June 30, 1998 included a $152,000 or $0.004 per share and $512,000 or $0.02 per share gain on the sale of real estate properties, respectively.

         Rental Income and Tenant Reimbursements for the three and six months ended June 30, 1999 increased $13,024,000 and $25,843,000 to $45,454,000 and
$89,057,000, respectively, as compared to the same period in the prior year. The majority of the increase in Rental Income was generated by new investments of approximately $147,000,000 and $458,000,000 made during 1999 and 1998. Interest and Other Income for the three and six months ended June 30, 1999 increased $840,000 and $1,308,000 to $6,358,000 and $12,376,000, respectively, primarily from growth in the lending portfolio. There were $4,007,000 and $7,758,000 in related Facility Operating Expenses during the three and six months ended June 30, 1999 compared to $948,000 and $1,745,000 during the three and six months ended June 30, 1998 resulting from additional multi-tenant leases under which the Company is responsible for operating expenses of the leased facility.

         Interest Expense for the three and six months ended June 30, 1999 increased $4,564,000 and $9,307,000, respectively. The increase is primarily the result of an increase in short-term borrowings used to fund the acquisitions made during the fourth quarter of 1998 and the first half of 1999 and interest related to the MOPPRS senior debt issuance during June 1998. The increase in Depreciation/Non Cash Charges for the three and six months ended June 30, 1999 of $2,926,000 and $5,680,000 to $10,888,000 and $21,064,000, respectively, is the direct result of the new investments made during 1999 and 1998.

         We believe that FFO is an important supplemental measure of operating performance. FFO for the three months ended June 30, 1999 increased $2,521,000 to $26,073,000 as compared to the same period in the prior year. The increase is attributable to increases in Rental Income, and Interest and Other Income, as offset by increases in Interest Expense and Facility Operating Expenses, which are discussed above.

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

MTN FINANCINGS

         The following table summarizes the MTN financing activities during 1998 and 1999:

                                                                     AMOUNT
      DATE                         MATURITY     COUPON RATE     ISSUED/(REDEEMED)
      ----                         --------    -------------    ---------------
      February 1998                      --            9.88%      $(10,000,000)
      March 1998                    5 years            6.66%        20,000,000
      April-November 1998                --      6.10%-9.70%       (17,500,000)
      November 1998               3-8 years      7.30%-7.88%        28,000,000
      February 1999                 5 years            6.92%        25,000,000
      April 1999                    5 years      7.00%-7.48%        37,000,000
      May 1999                           --    10.55%-10.57%       (10,000,000)

SENIOR DEBT OFFERINGS

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

EQUITY OFFERINGS

         Since April 1998, HCPI has completed three equity offerings, summarized in the table below:

                                                          SHARES         EQUITY
       DATE                   ISSUANCE                    ISSUED         RAISED      NET PROCEEDS
----------------   ----------------------------------   ----------    ------------   ------------
April 1998         Common Stock at $33.2217/share to       698,752    $ 23,200,000   $ 23,000,000
                   a Unit Investment Trust

September 1998     8.70% Series B Cumulative             5,385,000    $135,000,000   $130,000,000
                   Redeemable Preferred Stock

May 1999           Common Stock at $31.4375/share        1,000,000    $ 31,400,000   $ 29,600,000

         HCPI used the net proceeds from the equity offerings to pay down or pay off short-term borrowings under its revolving lines of credit. HCPI invested any excess funds in short-term investments until they were needed for acquisitions or development.

         At June 30, 1999, stockholders' equity totaled $614,205,000 and the debt to equity ratio was 1.35 to 1.00. For the six months ended June 30, 1999, FFO (before interest expense) covered Interest Expense 3.0 to 1.0.

AVAILABLE FINANCING SOURCES

         During June 1998, the Company registered $600,000,000 of debt and equity securities under a shelf registration statement filed with the Securities and Exchange Commission. As of August 12, 1999 we had approximately $397,000,000 remaining on shelf filings for future financings. Of that amount, we had approximately $110,000,000 available under our MTN senior debt programs. We may issue securities under our universal shelf, including under our MTN program, up to these amounts from time to time in the future based on Company needs and then existing market conditions. On September 30, 1998, we renegotiated our lines of credit with a group of seven banks. We have two revolving lines of credit aggregating $180,000,000. As of August 12, 1999, the Company had $100,200,000 available on these lines of credit. Since 1986 the debt rating agencies have rated our Senior Notes and Convertible Subordinated Notes investment grade. Current ratings are as follows:

                                 Moody's     Standard & Poor's    Duff & Phelps
                                 -------     -----------------    -------------
Senior Notes                       Baa2             BBB+               BBB+
Convertible Subordinated
  Notes and Redeemable
  Preferred Stock                  Baa3             BBB                BBB

         Since inception in May 1985, the Company has recorded approximately $741,531,000 in cumulative FFO. Of this amount, we have distributed a total of $622,088,000 to stockholders as dividends on common stock. We have retained the balance of $119,443,000 and used it as an additional source of capital.

         On August 4, 1999, Moody's lowered the senior note rating from Baa1 to Baa2 and the Convertible Subordinated Notes and Redeemable Preferred Stock from Baa2 to Baa3.

         At August 12, 1999, the Company held approximately $42,600,000 in irrevocable letters of credit from commercial banks to secure the obligations of many lessees' lease and borrowers' loan obligations. We may draw upon the letters of credit if there are any defaults under the leases and/or loans. Amounts available under letters of credit could change based upon facility operating conditions and other factors and such changes may be material.

         We paid the second quarter 1999 dividend of $0.69 per common share or $22,108,000 in the aggregate on May 20, 1999. Total dividends paid during the six months ended June 30, 1999, as a percentage of FFO was 85%. The Company declared a second quarter dividend of $0.70 per common share or approximately $22,400,000 in the aggregate, payable on August 20, 1999.

FACILITY ROLLOVERS

         HCPI has concluded a significant number of "facility rollover" transactions since 1995 on properties that have been under long-term leases and mortgages. Facility rollover transactions principally include lease renewals and renegotiations, exchanges, sales of properties, and, to a lesser extent, payoffs on mortgage receivables. The annualized impact was to increase FFO in 1995 by $900,000 and decrease FFO in each of the years 1996 through 1999 by $1,200,000, $1,600,000, $3,100,000 and $1,900,000, respectively. Total rollovers were 20 facilities, 20 facilities, 12 facilities, 44 facilities and 11 facilities in each of the years 1995 - 1999.

         For the year ending December 31, 1999, HCPI has 11 facilities that are subject to lease expiration and mortgage maturities. For the year ended December 31, 2000, HCPI has six facilities that are subject to lease expiration and mortgage maturities. The facilities remaining which are subject to lease expiration and mortgage maturities in 1999 and 2000 aggregate 5.7% of annualized revenue.

         During 1997, HCPI reached agreement with Tenet (the holder of substantially all of the option rights of the Vencor leases) whereby Tenet agreed to waive renewal and purchase options, and related rights of first refusal, on up to 51 facilities. As part of these agreements, HCPI has the right to continue to own the facilities. HCPI paid Tenet $5,000,000 in cash, accelerated the purchase option on two acute care hospitals leased to Tenet, and reduced Tenet's guarantees on the facilities leased to Vencor. Leases on 20 of those 51 facilities had expiration dates through December 31, 2000. HCPI has increased rents on five of the facilities with leases that have already expired during 1998, and believes it will be able to increase rents on other facilities whose lease terms expire through 2001. However, there can be no assurance that HCPI will be able to realize any increased rents on future rollovers. HCPI has completed certain facility rollovers earlier than the scheduled lease expirations or mortgage maturities and will continue to pursue such opportunities where it is advantageous to do so.

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

Status of Year 2000 Issues with HCPI's Own Information Technology Systems and Non-IT Systems

         Our primary use of information technology ("IT") is in our financial accounting systems, billing and collection systems and other information management software. We have been working with our computer consultants to test and continually upgrade our management information systems. We have reasonable assurance from our vendors, outside computer consultants and through our own testing that our financial and other information systems are Year 2000 compliant. During 1998 and 1999, we inventoried our information technology systems (including workstations, servers and software applications) and have obtained the latest upgrades and patches from our vendors that would result in all of our systems being Year 2000 compliant. The cost to bring the management information systems into Year 2000 compliance has not been material. By June 30, 1999, we had completed Y2K testing of our financial accounting system. The test included mirroring the current environment, posting December 1999 transactions, closing of the year 1999, posting January 2000 transactions and posting transactions in the leap year February 29, 2000. Upon completion of the testing, we found no Y2K issues.

         Our operations are conducted out of our corporate offices in Newport Beach, California where we use and are exposed to non-IT systems such as those contained in embedded micro-processors in telephone and voicemail systems, elevators, heating, ventilation and air conditioning (HVAC) systems, lighting timers, security systems, and other property operational control systems. We believe that we do not have significant exposure to Year 2000 issues with respect to our non-IT systems contained in embedded chips used in our corporate offices. While any disruption in services at our corporate offices due to failure of non-IT systems may be inconvenient and disruptive to normal day-to-day activities, it is not expected to have a materially adverse effect on our financial performance or operations.

Exposure to Third Parties' Year 2000 Issues

         Because we believe our own accounting and information systems are Year 2000 compliant, we do not feel there will be material disruption to our transaction processing on January 1, 2000. However, we depend upon our tenants for rents and cash flows, our financial institutions for availability of working capital and capital markets financing and our transfer agent to maintain and track investor information. As health care providers, our operators, lessees and mortgagors rely on critical clinical systems, medical devices and equipment in the delivery of patient care; failures in those systems as a result of Year 2000 issues could have a material adverse effect on their results of operations or expose them to liability. Furthermore, our operators, lessees and mortgagors are dependent on a variety of third parties, including insurance companies, HMOs and other private payors, governmental agencies that administer Medicaid and Medicare claims processing and reimbursement, utilities that provide electricity, water, natural gas and communications services and vendors of medical supplies, pharmaceuticals, medical devices and equipment, all of whom must also adequately address the Year 2000 issue. If our primary lessees and mortgagors are not Year 2000 compliant, or if they face disruptions in their cash flows due to Year 2000 issues, we could face significant temporary disruptions in our cash flows after that date. These disruptions could be exacerbated if the commercial banks that process our cash receipts and disbursements and our lending institutions are not Year 2000 compliant. Furthermore, to the extent there are broad market disruptions as a result of widespread Year 2000 issues, our access to the capital markets to raise cash for investing activity could be impaired.

         To address this concern, during the second quarter of 1998, we commenced a written survey of all of our major tenants, Bank of New York in its capacity as agent under our credit facilities, and as common stock Transfer Agent and Trustee under our senior debt indenture, each other lender under our credit facility, our primary investment banker for our capital raising activities, and our independent public accountants and primary outside legal counsel. The survey asked each respondent to assess its exposure to Year 2000 issues and asked what preparations each has made to deal with the Year 2000 issue with respect to both information technology and non-IT systems. In addition, we asked each respondent to inform us about their exposure to third party vendors, customers and payers who may not be Year 2000 compliant.

         Through this process we have been informed in writing by approximately 95% of those surveyed that they believe that they have computer systems that are or will be Year 2000 compliant by the end of 1999. All continue to assess their own exposure to the issue. However neither we nor our lessees and mortgagors can be assured that the third parties upon which our operators, lessees and mortgagors depend will accomplish adequate remediation of their Year 2000 issues, nor that the federal and state governments, upon which they rely for Medicare and Medicaid revenue, will be in compliance in a timely manner.

         We are in the process of assessing our exposure to failures of embedded microprocessors contained in elevators, electrical and HVAC systems, security systems and the breakdown of other non-IT systems due to the Year 2000 issue at the properties operated by our tenants. Under a significant portion of our leases, we are not responsible for the cost to repair such items and are indemnified by the tenants for losses caused by their operations on the property. For the managed medical office buildings where we are responsible for the building operations, we had the management companies inventory and assess the building systems and our IT systems. We requested that the management companies represent to us that they have implemented extensive Y2K compliance programs; as such, we believe that the costs of repairs will be immaterial and any such costs will be expensed as incurred. We believe that these buildings will beY2K compliant by the end of 1999.

Risks of Year 2000 Issues

         Our exposure to the Year 2000 issue depends primarily on the readiness of our significant tenants and commercial banks, who in turn, are dependent upon suppliers, payers and other external parties, all of which is outside our control. We believe the most reasonably likely worst case scenario faced by us as a result of the Year 2000 issue is the possibility that reimbursement delays caused by a failure of federal and state welfare programs responsible for Medicare and Medicaid could adversely affect our tenants' cash flow, resulting in their temporary inability to meet their obligations under our leases. Depending upon the severity of any reimbursement delays and the financial strength of any particular operator, the operations of our tenants could be materially adversely affected, which in turn could have a material adverse effect on our results of operations.

         In September 1998, the General Accounting Office reported that the Health Care Financing Administration, which runs Medicare, is behind schedule in taking steps to deal with the Year 2000 issue and that it is highly unlikely that all of the Medicare systems will be compliant in time to ensure the delivery of uninterrupted benefits and services into the year 2000. The General Accounting Office also reported in November 1998 that, based upon its survey of the states, the District of Columbia and three territories, less than 16% of the automated systems used by state and local government to administer Medicaid are reported to be Year 2000 compliant. We do not know at this time whether there will in fact be a disruption of Medicare or Medicaid reimbursements to our lessees and mortgagors and we are therefore unable to determine at this time whether the Year 2000 issue will have a material adverse effect on us or its future operations.

Contingency Plans

         If there are severe disruptions in our cash flow as a result of disruptions in our tenants' or mortgagors' cash flow, we may be forced to slow its investment activity, or seek additional liquidity from our lenders.

         Readers are cautioned that most of the statements contained in the "Year 2000 Issue" paragraphs are forward looking and should be read in conjunction with HCPI's disclosures under the heading "Cautionary Language Regarding Forward Looking Statements" set forth below.

Cautionary Language Regarding Forward Looking Statements

         Statements in this Quarterly Report that are not historical factual statements are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements include, among other things, statements regarding the intent, belief or expectations of HCPI and its officers and can be identified by the use of terminology such as "may", "will", "expect", "believe", "intend", "plan", "estimate", "should" and other comparable terms or the negative thereof. In addition, HCPI, through its senior management, from time to time makes forward looking oral and written public statements concerning HCPI's expected future operations and other developments. Shareholders and investors are cautioned that, while forward looking statements reflect HCPI's good faith beliefs and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties. Actual results may differ materially from the expectations contained in the forward looking statements as a result of various factors. Such factors include:

  (a) Legislative, regulatory, or other changes in the healthcare industry at the local, state or federal level which increase the costs of or otherwise affect the operations of HCPI's lessees;

  (b) Changes in the reimbursement available to HCPI's lessees and mortgagors by governmental or private payors, including changes in Medicare and Medicaid payment levels, availability and cost of third party insurance coverage; such as those contained in the Balanced Budget Act of 1997, which contains extensive changes to the Medicare and Medicaid programs intended to significantly reduce the projected amount of increase in Medicare spending. In particular, the Budget Act's limitation on reimbursable costs and reductions in payment incentives and capital related payments as well as the recently implemented prospective payment system, which is expected to decrease reimbursements to skilled nursing homes, may have an adverse effect on the operator revenues at the Company's rehabilitation and long-term acute care facilities;

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

  (f) Risks associated with HCPI's multi-tenant medical office buildings, such as lower than expected occupancy levels, a downturn in market lease rates for medical office space or higher than expected costs associated with the maintenance and operation of the such facilities;

  (g)   The failure to complete the merger with American Health Properties;

  (h) Changes in national or regional economic conditions, including changes in interest rates and the availability and cost of capital to HCPI; and

  (i) General uncertainty inherent in the Year 2000 issue, particularly the uncertainty of the Year 2000 readiness of third parties who are material to HCPI's business, such as public or private healthcare reimbursers, over whom HCPI has no control with the result that HCPI cannot ensure its ability to timely and cost-effectively avert or resolve problems associated with the Year 2000 issue that may affect its operations and business.

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

         HCPI generally borrows on its short-term bank lines of credit to complete acquisition transactions. These borrowings are then repaid using proceeds from subsequent long-term debt and equity offerings. HCPI may also assume mortgage notes payable already in place as part of an acquisition transaction. Currently HCPI has two mortgage notes payable with variable interest rates and the remaining mortgage notes payable have fixed interest rates or interest rates with fixed periodic increases. HCPI's senior notes and convertible debt are at fixed rates. The variable rate loans are at interest rates at or below the current prime rate of 8.0%, and fluctuations are tied to the prime rate or to a rate currently below the prime rate.

         Fluctuation in the interest rate environment will not impact HCPI's future earnings and cash flows on its fixed rate debt until that debt matures and must be replaced or refinanced. Interest rate changes will affect the fair value of the fixed rate instruments. Conversely, changes in interest rates on variable rate debt would change the future earnings and cash flows of HCPI, but not affect the fair value on those instruments. Assuming a one percentage point increase in the interest rate related to the variable rate debt including the mortgage notes payable and the bank lines of credit, and assuming no change in the outstanding balance as of the quarter ended June 30, 1999, interest expense for the coming year would increase by approximately $1,401,000. Approximately 50% of the increase in interest expense related to the bank lines of credit, or $590,000, would be capitalized into construction projects.

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

                                        |------------------------------MATURITY-------------------------|
                                        --------------------------------------------------------------------------
                                                                                                           FAIR
                                          1999     2000     2001    2002     2003   THEREAFTER   TOTAL     VALUE
                                        --------------------------------------------------------------------------
ASSETS
    Mortgage Loans Receivable                             $16,815  $2,498            $142,367   $161,680  $165,823
     Weighted Average Interest Rate                        13.03%  10.17%               9.82%     10.16%

LIABILITIES

Variable Rate Debt:

     Bank Notes Payable                  117,700                                                 117,700   117,700
      Weighted Average Interest Rate        5.29%                                                   5.29%

     Mortgage Notes Payable                2,767             2,576  12,350              4,757     22,450    21,237
      Weighted Average Interest Rate        7.75%             7.75%   7.52%              5.75%      7.20%

Fixed Rate Debt:

     Senior Notes Payable                  5,000   10,000   13,000  17,000  31,000    475,106    551,106   517,566
      Weighted Average Interest Rate        8.81%    8.87%    7.88%   8.40%   7.09%      6.89%      7.05%

     Convertible Subordinated
       Notes Payable                              100,000                                        100,000    99,452
      Weighted Average Interest Rate                 6.00%                                          6.00%

     Mortgage Notes Payable                                            515             38,231     38,746    38,838
      Weighted Average Interest Rate                                  9.00%              8.31%      8.33%

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

                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

        The Company held its annual stockholders meeting on April 28, 1999. The following matters were voted upon at the meeting:

        1.   Election of Directors
                                                           Votes Cast
                                                   ---------------------------
                                                                    Against or
             Name of Director Elected                 For            Withheld
             ------------------------              ----------       ----------
             Orville E. Melby                      28,041,904        299,982
             Kenneth B. Roath                      28,064,805        277,081

             Name of Each Other Director
             Whose Term of Office as Director
             Continued After the Meeting
             --------------------------------

             Paul V. Colony
             Robert R. Fanning, Jr.
             Michael D. McKee
             Harold M. Messmer, Jr.
             Peter L. Rhein

        2.   Ratification of Arthur Andersen LLP
             As the Company's Independent
             Accountants for the Fiscal Year
             Ending December 31, 1999
             -----------------------------------

                For              Against         Abstain
             -------------------------------------------
             28,205,575          55,406          80,905


Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits:

              27 -- Financial Data Schedule


        (b) Reports on Form 8-K:

            HCPI filed a Current Report on Form 8-K dated August 4, 1999, reporting the signing of a definitive merger agreement between American Health Properties and HCPI.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 12, 1999                HEALTH CARE PROPERTY INVESTORS, INC.
                                     (REGISTRANT)


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


                                     /s/ Devasis Ghose
                                     -------------------------------------------
                                     Devasis Ghose
                                     Senior Vice President-Finance and Treasurer
                                     (Principal Accounting Officer)

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER           DESCRIPTION
       -------          -----------
        27              Financial Data Schedule