Form 10-Q
period 1999-09-30
HEALTH CARE PROPERTY INVESTORS INC
filed 1999-11-15
CIK 765880

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 1999.

                                       OR

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934.

         For the transition period from ______________ to ________________

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

                                   ----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

         As of November 10, 1999 there were 51,498,049 shares of $1.00 par value common stock outstanding.

                      HEALTH CARE PROPERTY INVESTORS, INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION


                                                                                                        PAGE NO.
                                                                                                        --------
Item 1           Financial Statements:

                 Condensed Consolidated Balance Sheets
                 September 30, 1999 and December 31, 1998 ...............................................    2

                 Condensed Consolidated Statements of Income
                 Nine Months and Three Months Ended September 30, 1999 and 1998 .........................    3

                 Condensed Consolidated Statements of Cash Flows
                 Nine Months Ended September 30, 1999 and 1998  .........................................    4

                 Notes to Condensed Consolidated Financial Statements ...................................    5


Item 2           Management's Discussion and Analysis of
                 Financial Condition and Results of Operations ..........................................   11



                           PART II. OTHER INFORMATION

Signatures .............................................................................................    23

                      HEALTH CARE PROPERTY INVESTORS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Amounts in thousands)


                                                                September 30,       December 31,
                                                                    1999               1998
                                                                -------------       -------------
ASSETS
Real Estate Investments
     Buildings and Improvements                                  $ 1,283,343         $ 1,143,077
     Accumulated Depreciation                                       (215,258)           (190,941)
                                                                 -----------         -----------
                                                                   1,068,085             952,136
     Construction in Progress                                          9,293              26,938
     Land                                                            161,445             152,045
                                                                 -----------         -----------
                                                                   1,238,823           1,131,119
Loans Receivable                                                     187,461             154,363
Investments in and Advances to Joint Ventures                         46,184              54,478
Other Assets                                                          23,924              12,148
Cash and Cash Equivalents                                              8,199               4,504
                                                                 -----------         -----------

TOTAL ASSETS                                                     $ 1,504,591         $ 1,356,612
                                                                 ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Bank Notes Payable                                               $   100,500         $    88,000
Senior Notes Payable                                                 551,070             499,162
Convertible Subordinated Notes Payable Due 2000                      100,000             100,000
Mortgage Notes Payable                                                60,596              21,883
Accounts Payable, Accrued Liabilities and Deferred Income             35,150              28,758
Minority Interests in Joint Ventures                                  39,400              23,390
Stockholders' Equity:
     Preferred Stock                                                 187,847             187,847
     Common Stock                                                     32,046              30,987
     Additional Paid-In Capital                                      463,456             433,309
     Cumulative Net Income                                           601,153             531,926
     Cumulative Dividends                                           (666,627)           (588,650)
                                                                 -----------         -----------

TOTAL STOCKHOLDERS' EQUITY                                           617,875             595,419
                                                                 -----------         -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 1,504,591         $ 1,356,612
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

                      HEALTH CARE PROPERTY INVESTORS, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (Amounts in thousands, except per share amounts)


                                                       Three Months                   Nine Months
                                                    Ended September 30,           Ended September 30,
                                                  -------------------------     ------------------------
                                                     1999           1998          1999           1998
                                                  ---------      ---------      ---------      ---------
REVENUE
Rental Income                                     $  43,259      $  34,386      $ 128,245      $  96,657
Tenant Reimbursements                                 2,323            825          6,394          1,768
Interest and Other Income                             6,636          6,955         19,012         18,023
                                                  ---------      ---------      ---------      ---------
                                                     52,218         42,166        153,651        116,448
                                                  ---------      ---------      ---------      ---------
EXPENSE
Interest Expense                                     13,753         10,291         39,496         26,727
Depreciation/Noncash Charges                         10,995          8,366         32,059         23,750
Facility Operating Expenses                           4,136          1,466         11,894          3,211
Other Expenses                                        2,459          2,488          7,440          6,292
                                                  ---------      ---------      ---------      ---------
                                                     31,343         22,611         90,889         59,980
                                                  ---------      ---------      ---------      ---------
INCOME FROM OPERATIONS                               20,875         19,555         62,762         56,468
Minority Interests                                     (853)          (889)        (3,838)        (3,109)
Gain on Sale of Real Estate Properties               10,151          6,230         10,303          6,742
                                                  ---------      ---------      ---------      ---------
NET INCOME                                        $  30,173      $  24,896      $  69,227      $  60,101
Dividends to Preferred Stockholders                  (4,109)        (2,060)       (12,328)        (4,422)
                                                  ---------      ---------      ---------      ---------
NET INCOME APPLICABLE TO COMMON SHARES            $  26,064      $  22,836      $  56,899      $  55,679
                                                  =========      =========      =========      =========

BASIC EARNINGS PER COMMON SHARE                   $    0.81      $    0.74      $    1.80      $    1.82
                                                  =========      =========      =========      =========

DILUTED EARNINGS PER COMMON SHARE                 $    0.80      $    0.72      $    1.80      $    1.81
                                                  =========      =========      =========      =========

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC .        32,045         30,965         31,590         30,666
                                                  =========      =========      =========      =========

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED        35,456         33,869         34,317         33,601
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

                      HEALTH CARE PROPERTY INVESTORS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                          Nine Months
                                                       Ended September 30,
                                                     ------------------------
                                                        1999          1998
                                                     ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                           $  69,227      $  60,101
Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating Activities:
       Real Estate Depreciation                         29,683         21,403
       Non Cash Charges                                  2,158          2,301
       Joint Venture Adjustments                         1,329            233
       Gain on Sale of Real Estate Properties          (10,303)        (6,742)
    Changes in:
       Operating Assets                                 (2,832)        (1,974)
       Operating Liabilities                             7,914         14,973
                                                     ---------      ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES               97,176         90,295
                                                     =========      =========
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Real Estate, Gross                     (166,828)      (185,594)
Assumption of Debt on Acquisition of Real Estate        40,856          5,065
Advances to Joint Ventures                                  --        (36,583)
Proceeds from the Sale of Real Estate Properties        46,098         11,703
Other Investments and Loans                            (40,633)       (21,248)
                                                     ---------      ---------
NET CASH USED IN INVESTING ACTIVITIES                 (120,507)      (226,657)
                                                     =========      =========
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Change in Bank Notes Payable                        12,500        (66,900)
Repayment of Senior Notes Payable                      (10,000)       (22,500)
Issuance of Senior Notes Payable                        62,000        218,154
Cash Proceeds from Issuing Preferred Stock                  --        130,037
Cash Proceeds from Issuing Common Stock                 29,638         23,566
Increase (Decrease) in Minority Interests               15,948         (1,000)
Periodic Payments on Mortgages                          (2,008)          (761)
Final Payments on Mortgages                               (344)            --
Dividends Paid                                         (77,977)       (64,340)
Other Financing Activities                              (2,731)          (951)
                                                     ---------      ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES               27,026        215,305
                                                     =========      =========

NET INCREASE IN CASH AND CASH EQUIVALENTS                3,695         78,943
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           4,504          4,084
                                                     ---------      ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD             $   8,199      $  83,027
                                                     =========      =========

CAPITALIZED INTEREST                                 $   1,305      $   1,052
                                                     =========      =========


   See accompanying Notes to Condensed Consolidated Financial Statements and
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations.

                      HEALTH CARE PROPERTY INVESTORS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999

                                   (Unaudited)


(1)  SIGNIFICANT ACCOUNTING POLICIES

         We, the management of Health Care Property Investors, Inc., believe that the unaudited financial information contained in this report reflects all adjustments that are necessary to state fairly the financial position, the results of operations, and cash flows of the Company. Unless the context otherwise indicates, the Company or HCPI means Health Care Property Investors, Inc. and its affiliated subsidiaries and joint ventures. We presume that users of this interim financial information have read or have access to the audited financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the preceding fiscal year ended December 31, 1998. Therefore, notes to the financial statements and other disclosures that would repeat the disclosures contained in our most recent annual report to security holders have been omitted. This interim financial information does not necessarily represent a full year's operations for various reasons including acquisitions and dispositions, changes in rents and interest rates, and the timing of debt and equity financings.

Facility Operations:

         Since November 1997, we have purchased ownership interests (ranging from 50 to 100 percent) in 42 medical office buildings ("MOBs") that are operated by independent property management companies on our behalf. We lease these facilities to multiple tenants. Amounts recovered from tenants as reimbursements of operating costs incurred under such leases are recorded as Tenant Reimbursements. Expenses related to the operation of these facilities are recorded as Facility Operating Expenses.

Reclassifications:

         We have made reclassifications, where necessary, for comparative financial statement presentations.

(2)  MAJOR OPERATORS

         As of September 30, 1999, we owned properties in 42 states operated by 85 operators. In addition, approximately 250 tenants conducted business in our multi-tenant buildings. Listed below are our major operators, the number of facilities operated by these operators, the annualized revenue as of September 30, 1999 and the percentage of annualized revenue, in each case, for the nine months ended September 30, 1999, from these operators and their subsidiaries:

-----------------------------------------------------------------------------------------------------
                                                                     Annualized         Percentage of
                                                Number of           Revenue as of        Annualized
Operators                                      Facilities        September 30, 1999        Revenue
---------                                      ----------        ------------------     -------------
                                                              (Amounts in thousands)
Beverly Enterprises Inc. ("Beverly")                 27              $  12,387               6.6%
HealthSouth Corporation ("HealthSouth")               6                 11,902               6.3
Vencor, Inc. ("Vencor")                              22                 11,389               6.1
Emeritus Corporation ("Emeritus")                    23                 11,338               6.0
Columbia/HCA Healthcare Corp. ("Columbia")           12                 10,317               5.5
Centennial Healthcare Corp. ("Centennial")           19                  8,627               4.6
Tenet Healthcare Corporation ("Tenet")                2                  7,776               4.1


     Certain facilities leased to operators listed above have been subleased to other operators with the original lessees remaining liable on the leases. The number of facilities, annualized revenue, and percentages of our total annualized revenue applicable to these sublessees are not included above. The percentage of our total annualized revenue on facilities leased to Vencor and subleased to other operators was 2.5% as of September 30, 1999. As discussed in more detail below, we have recourse to Tenet and Ventas, Inc. for rent obligations under most Vencor leases.

         All these major operators are subject to the informational filing requirements of the Securities Exchange Act of 1934 and accordingly file periodic financial statements on Form 10-K and Form 10-Q with the Securities and Exchange Commission.

Vencor

         On May 1, 1998, Vencor completed a spin-off transaction. As a result, it became two publicly held entities--Ventas, Inc., a real estate company which intends to qualify as a REIT, and Vencor, a health care company which at September 30, 1999 leased 36 of HCPI's properties of which 14 are subleased to other operators. On September 13, 1999, Vencor, Inc. filed for bankruptcy protection. The Company has recourse to Ventas, Inc. and Tenet Healthcare Corporation (see discussion under Tenet below) for most of the rents payable by Vencor under its leases. All rents due to the Company subsequent to the filing have been received.

         Vencor has an obligation to pay rents due to the Company prior to filing for bankruptcy protection. However, Vencor has the right to assume or reject its leases with us. If Vencor assumes a lease it must do so pursuant to the original contract terms, must cure all pre-petition and post-petition defaults under the lease and provide adequate assurances of future performance. If Vencor rejects a lease, it may stop paying rent and we may lease the property to another operator. As of November 10, 1999, Vencor had made no proposals to reject any of their current leases with the Company. We expect to collect pre-bankruptcy receivables of $993,000 and future rents. However, we cannot assure you that as a result of Vencor's bankruptcy filing we would be able to recover all amounts due under our leases with Vencor, that we would be able to promptly recover the premises or lease the property to another lessee or that the rent we would receive from another lessee would equal amounts due under the Vencor leases. We have recourse to Tenet for rents under all but five of the Vencor leases, and on some leases we are receiving direct payment by sublessees of Vencor, which may reduce the risk to us of not being able to collect on those leases. However, we cannot assure you that the bankruptcy filing of Vencor would not have a material adverse effect on our Net Income, Funds From Operations or the market value of our common stock.

Tenet

         Tenet is one of the nation's largest health care services companies, providing a broad range of services through the ownership and management of health care facilities. Tenet has historically guaranteed Vencor's leases. During 1997 we reached an agreement with Tenet whereby Tenet agreed to forbear or waive some renewal and purchase options and related rights of first refusal on facilities leased to Vencor. As part of that same agreement, we only have recourse to Tenet for the rent payments on the Vencor leases until the end of their base term. Of the 36 leases for which we have recourse to Tenet, at December 31, 1998, five expired during the nine months ended September 30, 1999. The remaining 31 guaranteed leases expire during the next two years.

(3)      REAL ESTATE INVESTMENTS AND DISPOSITIONS

         During the nine months ended September 30, 1999, we acquired seven clinics, one assisted living facility, 4 MOBs and an ownership interest in 15 additional MOBs for an aggregate investment of approximately $170,000,000.

         During the nine months ended September 30, 1999, we sold six facilities and ownership interests in four facilities, resulting in a net gain of $10,303,000.

(4)  STOCKHOLDERS' EQUITY

         The following tabulation is a summary of the activity for the Stockholders' Equity account for the nine months ended September 30, 1999 (amounts in thousands):


                                   Preferred Stock         Common Stock
                                   ----------------    --------------------
                                                                      Par     Additional                                Total
                                  Number of            Number of     Value      Paid In    Cumulative    Cumulative  Stockholders'
                                   Shares    Amount      Shares      Amount    Capital      Net Income    Dividends     Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance,
  December 31, 1998                 7,785   $187,847     30,987     $30,987     $433,309     $531,926    $(588,650)     $ 595,419
Issuance of Common Stock, Net                             1,059       1,059       30,147                                   31,206
Net Income                                                                                     69,227                      69,227
Dividends Paid - Preferred Shares                                                                          (12,328)       (12,328)
Dividends Paid - Common Shares                                                                             (65,649)       (65,649)
-----------------------------------------------------------------------------------------------------------------------------------
Balance,
   September 30, 1999               7,785   $187,847     32,046     $32,046     $463,456     $601,153    $(666,627)     $ 617,875
-----------------------------------------------------------------------------------------------------------------------------------


(5)  EARNINGS PER COMMON SHARE

         The Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share, effective December 15, 1997. As a result, both basic and diluted earnings per common share are presented for each of the quarters and nine months ended September 30, 1999 and 1998. Prior to 1997, only basic earnings per common share were disclosed. Basic earnings per common share is computed by dividing Net Income applicable to common shares by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is calculated including the effect of dilutive securities. Options to purchase shares of common stock that had an exercise price in excess of the average market price of the common stock during the period were not included because they are not dilutive.

(Amounts in thousands except per share amounts)


                                                For the Three Months Ended         For the Nine Months Ended
                                           -----------------------------------  ------------------------------------
                                                                     Per Share                             Per Share
September 30, 1999                           Income       Shares       Amount      Income       Shares       Amount
-----------------------------------------  -----------  ---------    ---------  ----------   ----------   ----------
BASIC EARNINGS PER COMMON SHARE:
Net Income Applicable to Common Shares      $26,064       32,045      $0.81         $56,899       31,590      $1.80
                                                                      =====                                   =====
Dilutive Options                                 --           41                         --           82
Interest and Amortization Applicable to
   Convertible Debt                           1,599        2,645                      4,798        2,645
Non Managing Member Units                       532          725                         --           --
                                            =======       ======                    =======       ======
DILUTED EARNINGS PER COMMON SHARE:
Net Income Applicable to Common
Shares Plus Assumed Conversions             $28,195       35,456      $0.80         $61,697       34,317      $1.80
                                                                      =====                                   =====

September 30, 1998
-----------------------------------------

BASIC EARNINGS PER COMMON SHARE:
Net Income Applicable to Common Shares      $22,836       30,965      $0.74         $55,679       30,666      $1.82
                                                                      =====                                   =====
Dilutive Options                                 --          142                         --          172
Interest and Amortization Applicable to
   Convertible Debt                           1,599        2,645                      4,798        2,645
Non Managing Member Units                        77          117                        230          118
                                            =======       ======                    =======       ======
DILUTED EARNINGS PER COMMON SHARE:
Net Income Applicable to Common
Shares Plus Assumed Conversions             $24,512       33,869      $0.72         $60,707       33,601      $1.81
                                                                      =====                                   =====


(6)  FUNDS FROM OPERATIONS

         Effective in 1998, the Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise, requires that we report information about our operations on the same basis that is used internally to measure performance.

          We believe that Funds From Operations ("FFO") is our most important internal supplemental measure of operating performance. Because the historical cost accounting convention used for real estate assets requires straight-line depreciation (except on land) such accounting presentation implies that the value of real estate assets diminishes predictably over time. Because real estate values instead have historically risen and fallen with market conditions, presentations of operating results for a real estate investment trust that uses historical cost accounting for depreciation could be less informative. The term FFO was designed by the real estate investment trust industry to address this problem.

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

         Below are summaries of the calculation of FFO (all amounts in thousands):

                                                 Three Months                  Nine Months
                                               Ended September 30,          Ended September 30,
                                              ----------------------      ----------------------
                                                1999          1998          1999           1998
                                              --------      --------      --------      --------
Net Income Applicable to Common Shares        $ 26,064      $ 22,836      $ 56,899      $ 55,679
Real Estate Depreciation and Amortization       10,196         7,512        29,683        21,403
Joint Venture Adjustments                          437           189         1,329           233
Gain on Sale of Real Estate Properties         (10,151)       (6,230)      (10,303)       (6,742)
                                              --------      --------      --------      --------
Funds From Operations                         $ 26,546      $ 24,307      $ 77,608      $ 70,573
                                              ========      ========      ========      ========


(7)  COMMITMENTS

         As of November 10, 1999, the Company has acquired real estate properties and has outstanding commitments to fund development of health care facilities of approximately $37,000,000.

         The Company is also committed to acquire approximately $15,000,000 of existing health care real estate. The Company expects that a significant portion of these commitments will be funded; however, experience suggests that some committed transactions will not close. The letters of intent representing such commitments permit either party to elect not to go forward with the transaction under various circumstances. We may not close committed transactions for various reasons including unsatisfied pre-closing conditions, competitive financing sources, final negotiation differences or the operator's inability to obtain required internal or governmental approvals.

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

(9)  SUBSEQUENT EVENTS

         On November 4, 1999, American Health Properties, Inc. ("AHE") merged with and into HCPI ("the Merger") in a stock-for-stock transaction, approved by the stockholders of both companies, with Health Care Property Investors being the surviving corporation. AHE was a real estate investment trust specializing in health care facilities with a portfolio of 68 health care properties in 22 states. Under the terms of the merger agreement, each share of AHE common stock was converted into the right to receive 0.78 share of HCPI's common stock and each outstanding share of AHE's 8.60% cumulative redeemable preferred stock, Series B (represented by depository shares) was converted as discussed below into shares of HCPI 8.60% Series C cumulative redeemable preferred stock (also represented by depository shares) redeemable at HCPI's option on and after October 27, 2002. The Merger resulted in the issuance of approximately 19,491,735 shares of HCPI's common stock and 40,000 shares of HCPI's Series C cumulative redeemable preferred stock with a liquidation preference of $100 million. Additionally, HCPI assumed $325 million of AHE's debt upon consummation of the Merger. The transaction will be treated as a purchase for financial accounting purposes. As a result of the Merger, HCPI owns interests in 424 health care properties in 43 states.

         On November 2, 1999, HCPI obtained new senior revolving credit facilities totaling $310,000,000. The new credit facilities became effective on November 4, 1999 upon consummation of the Merger. These facilities include a $207,000,000 line which expires after four years and a $103,000,000 line which expires November 2000. A portion of the proceeds of these facilities was used to refinance the Company's existing revolving credit facility of $90,000,000 and $71,000,000 of AHE's revolving credit facilities outstanding immediately prior to the Merger. As of November 10, 1999, the Company had $133,500,000 in available borrowings under the new revolving credit facilities.

         On October 8, 1999 the Board of Directors declared a quarterly dividend of $0.71 per common share payable on November 19, 1999, to shareholders of record on the close of business on October 21, 1999.

         The Board of Directors also declared a cash dividend of $0.492188 per share on its Series A cumulative preferred stock and $0.54375 per share on its Series B cumulative preferred stock. These dividends will be paid on December 31, 1999 to shareholders of record as of the close of business on December 15, 1999.

         On November 3, 1999, the Board of Directors declared a cash dividend, effective upon the consummation of the merger with American Health Properties, Inc., of $53.75 per share (representing dividends from August 30, 1999 to November 30, 1999) for every share of the Company's 8.60% Series C cumulative redeemable preferred stock ($.5375 per depositary share representing 1/100th of a share of Series C preferred stock) to be issued in connection with the merger. This dividend is payable on November 30, 1999 to holders of record of the Series C preferred stock on November 15, 1999. Also on November 3, 1999, the Board of Directors declared a cash dividend, effective upon the consummation of the merger, of $17.9167 per share (representing dividends from December 1 to December 31, 1999) for every share of the Series C preferred stock ($.179167 per depositary share representing 1/100th of a share of Series C preferred stock). This dividend is payable on December 31, 1999 to holders of record of the Series C preferred stock on December 15, 1999.

                      HEALTH CARE PROPERTY INVESTORS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


GENERAL

         The Company is in the business of acquiring health care facilities that we lease on a long-term basis to health care providers. On a more limited basis, we have provided mortgage financing on health care facilities. As of September 30, 1999, the Company's portfolio of properties, including equity investments, consisted of 352 facilities located in 42 states. These facilities are comprised of 157 long-term care facilities, 80 congregate care and assisted living facilities, 46 physician group practice clinics, 54 medical office buildings, eight acute care hospitals, six freestanding rehabilitation facilities and one psychiatric care facility. The gross investment in the properties, which includes joint venture acquisitions, was approximately $1.7 billion at September 30, 1999.

         We have commitments to purchase and construct health care facilities totaling approximately $52,000,000 which are expected to fund during 1999 and 2000. We expect that a significant portion of these commitments will be funded but that a portion may not be funded (see Note (7) to the Condensed Consolidated Financial Statements).

         On November 4, 1999, the Company completed a merger with American Health Properties in a stock-for-stock transaction (see Note (9) to the Condensed Consolidated Financial Statements).

RESULTS OF OPERATIONS

         Net Income applicable to common shares for the three and nine months ended September 30, 1999 totaled $26,064,000 and $56,899,000 or $0.81 and $1.80 of basic earnings per share on revenue of $52,218,000 and $153,651,000, respectively. This compares to $22,836,000 and $55,679,000 or $0.74 and $1.82 of basic earnings per share on revenue of $42,166,000 and $116,448,000 for the same periods in 1998. Net Income applicable to common shares for the three months ended September 30, 1999 and September 30, 1998 included a $10,151,000 or $0.32 per share and $6,230,000 or $0.20 per share gain on the sale of real estate properties, respectively, and the nine months ended September 30, 1999 and 1998 included a $10,303,000 or $0.33 per share and $6,742,000 or $0.22 per share gain on sale of real estate properties, respectively.

         Rental Income and Tenant Reimbursements for the three and nine months ended September 30, 1999 increased $10,371,000 and $36,214,000 to $45,582,000 and $134,639,000, respectively, as compared to the same period in the prior year. The majority of the increase in Rental Income was generated by new investments of approximately $147,000,000 and $458,000,000 made during 1999 and 1998. Interest and Other Income for the three and nine months ended September 30, 1999 decreased $319,000 and increased $989,000 to $6,636,000 and
$19,012,000, respectively, primarily from growth in the lending portfolio offset but the divestiture of certain partnership interests during the three months ended September 30, 1999. There were $4,136,000 and $11,894,000 in related Facility Operating Expenses during the three and nine months ended September 30, 1999 compared to $1,466,000 and $3,211,000 during the three and nine months ended September 30, 1998 resulting from additional multi-tenant leases under which the Company is responsible for operating expenses of the leased facility.

         Interest Expense for the three and nine months ended September 30, 1999 increased $3,462,000 and $12,769,000, respectively. The increase is primarily the result of an increase in short-term borrowings used to fund the acquisitions made during the fourth quarter of 1998 and the nine months ended September 30, 1999 and interest related to the MOPPRS senior debt issuance during June 1998. The increase in Depreciation/Non Cash Charges for the three and nine months ended September 30, 1999 of $2,629,000 and $8,309,000 to $10,995,000 and
$32,059,000, respectively, is the direct result of the new investments made during 1999 and 1998.

         We believe that FFO is an important supplemental measure of operating performance. FFO for the nine months ended September 30, 1999 increased $2,239,000 to $26,546,000 as compared to the same period in the prior year. The increase is attributable to increases in Rental Income, and Interest and Other Income, as offset by increases in Interest Expense and Facility Operating Expenses, which are discussed above.

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

MTN FINANCINGS

         The following table summarizes the MTN financing activities during 1998 and 1999:

                                                                           AMOUNT
DATE                             MATURITY          COUPON RATE        ISSUED/(REDEEMED
---------------------            --------         -------------      -------------------
February 1998                      --                 9.88%            $ (10,000,000)
March 1998                       5 years              6.66%               20,000,000
April-November 1998                --              6.10%-9.70%           (17,500,000)
November 1998                    3-8 years         7.30%-7.88%            28,000,000
February 1999                    5 years              6.92%               25,000,000
April 1999                       5 years           7.00%-7.48%            37,000,000
May 1999                           --             10.55%-10.57%          (10,000,000)


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

EQUITY OFFERINGS

         Since January 1998, HCPI has completed three equity offerings, summarized in the table below:

                                                                  SHARES
       DATE                           ISSUANCE                    ISSUED          EQUITY RAISED       NET PROCEEDS
--------------------     -----------------------------------    ------------     ---------------    ----------------
April 1998               Common Stock at $33.2217/share to          698,752        $ 23,200,000        $ 23,000,000
                         a Unit Investment Trust

September 1998           8.70% Series B Cumulative                5,385,000        $135,000,000        $130,000,000
                         Redeemable Preferred Stock

May 1999                 Common Stock at $31.4375/share           1,000,000        $ 31,400,000        $ 29,600,000


         HCPI used the net proceeds from the equity offerings to pay down or pay off short-term borrowings under its revolving lines of credit. HCPI invested any excess funds in short-term investments until they were needed for acquisitions or development.

         At September 30, 1999, stockholders' equity totaled $617,875,000 and the debt to equity ratio was 1.31 to 1.00. For the nine months ended September 30, 1999, FFO (before interest expense) covered Interest Expense 3.0 to 1.0.

AVAILABLE FINANCING SOURCES

         During June 1998, the Company registered $600,000,000 of debt and equity securities under a shelf registration statement filed with the Securities and Exchange Commission. As of November 10, 1999 we had approximately $397,000,000 remaining on shelf filings for future financings. Of that amount, we had approximately $110,000,000 available under our MTN senior debt programs. We may issue securities under our universal shelf, including under our MTN programs, up to these amounts from time to time in the future based on Company needs and then existing market conditions. As of November 10, 1999, the Company had $133,500,000 in available borrowings under its new $310,000,000 revolving credit facility (See Note (9) to the Condensed Consolidated Financial Statements). Since 1986 the debt rating agencies have rated our Senior Notes and Convertible Subordinated Notes investment grade. Current ratings are as follows:

                                   Moody's      Standard & Poor's   Duff & Phelps
                                   -------      -----------------   -------------
Senior Notes                         Baa2              BBB+             BBB+
Convertible Subordinated
  Notes and Redeemable
  Preferred Stock                    Baa3              BBB              BBB


         Since inception in May 1985, the Company has recorded approximately $768,077,000 in cumulative FFO. Of this amount, we have distributed a total of $644,520,000 to stockholders as dividends on common stock. We have retained the balance of $123,557,000 and used it as an additional source of capital.

         At November 10, 1999, the Company held approximately $42,900,000 in irrevocable letters of credit from commercial banks to secure the obligations of many lessees' lease and borrowers' loan obligations. We may draw upon the letters of credit if there are any defaults under the leases and/or loans. Amounts available under letters of credit could change based upon facility operating conditions and other factors and such changes may be material.

         We paid the third quarter 1999 dividend of $0.70 per common share or $22,400,000 in the aggregate on August 20, 1999. Total dividends paid during the nine months ended September 30, 1999, as a percentage of FFO was 85%. The Company declared a fourth quarter dividend of $0.71 per common share or approximately $22,750,000 in the aggregate, payable on November 19, 1999.

         Management believes that HCPI's liquidity and sources of capital are adequate to finance its operations as well as its future investments in additional facilities.

FACILITY ROLLOVERS

         HCPI has concluded a significant number of "facility rollover" transactions since 1995 on properties that have been under long-term leases and mortgages. Facility rollover transactions principally include lease renewals and renegotiations, exchanges, sales of properties, and, to a lesser extent, payoffs on mortgage receivables. The annualized impact was to increase FFO in 1995 by $900,000 and decrease FFO in each of the years 1996 through 1999 by $1,200,000, $1,600,000, $3,100,000 and $3,200,000, respectively. Total rollovers were 20 facilities, 20 facilities, 12 facilities, 44 facilities and 21 facilities in each of the years 1995 - 1999.

         Between November 10, 1999 and December 31, 2000, HCPI has nine facilities that are subject to lease expiration and mortgage maturities. The facilities remaining which are subject to lease expiration and mortgage maturities during the remaining period in 1999 and 2000 aggregate 2.8% of annualized revenue.

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

INTERNAL GROWTH

         For the three and nine months ended September 30, 1999, the Company had internal same facility rent growth of approximately $518,000 and $1,412,000 or 2.5% of prior period rents in its portfolio, respectively.

TENANT ISSUES

         We have discussed issues regarding Vencor in Note (2) to the financial statements. In addition, a number of other nursing home operators have also been adversely affected by the decrease in Medicare reimbursements following the adoption of the Prospective Payment System. As discussed in our Annual Report on Form 10K for the year ended December 31, 1998, during the first quarter of 1999 certain of these operators were put on credit watch with negative implications. Subsequently, three of our operators (other than Vencor discussed separately) have filed for bankruptcy protection: Texas Health Enterprises, Inc. filed on August 3, 1999; Sun Healthcare Group filed on October 14, 1999; and Lenox Healthcare, Inc. filed on November 3, 1999. Collectively, these operators represented less than 4.8% of our annualized revenues for the period ended September 30, 1999 and no one of these operators represented more than 1.8% of annualized revenues for that same period. Giving effect to our merger with American Health Properties, these operators represented less than 3.0% of annualized revenue on a pro forma basis for the period ended September 30, 1999. In addition, because facilities operated by these operators are performing well, we believe the financial impact to HCPI of the bankruptcies by these tenants will be minimal.


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

Status of Year 2000 Issues with HCPI's Own Information Technology Systems and Non-IT Systems

         Our primary use of information technology ("IT") is in our financial accounting systems, billing and collection systems and other information management software. We have been working with our computer consultants to test and continually upgrade our management information systems. We have reasonable assurance from our vendors, outside computer consultants and through our own testing that our financial and other information systems are Year 2000 compliant. During 1998 and 1999, we inventoried our information technology systems (including workstations, servers and software applications) and have obtained the latest upgrades and patches from our vendors that would result in all of our systems being Year 2000 compliant. The cost to bring the management information systems into Year 2000 compliance has not been material. By September 30, 1999, we had completed Y2K testing of our financial accounting system. The test included mirroring the current environment, posting December 1999 transactions, closing of the year 1999, posting January 2000 transactions and posting transactions in the leap year February 29, 2000. Upon completion of the testing, we found no Y2K issues.

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

         We are in the process of assessing our exposure to failures of embedded microprocessors contained in elevators, electrical and HVAC systems, security systems and the breakdown of other non-IT systems due to the Year 2000 issue at the properties operated by our tenants. Under a significant portion of our leases, we are not responsible for the cost to repair such items and are indemnified by the tenants for losses caused by their operations on the property. For the managed medical office buildings where we are responsible for the building operations, we had the management companies inventory and assess the building systems and our IT systems. The management companies represented to us that they have implemented extensive Y2K compliance programs; as such, we believe that the costs of repairs will be immaterial and any such costs will be expensed as incurred. We believe that these buildings will beY2K compliant by the end of 1999.

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

Merger Properties

         As of November 4, 1999, the merger with American Health Properties was completed. The operations of that company will be transferred to our own systems prior to December 31, 1999. (See Status of Year 2000 Issues with HCPI's Own Information Technology Systems and Non-IT Systems for a discussion of our Y2K readiness.)

         American Health Properties had conducted Year 2000 compliance of their lessees and operators and concluded that their lessees would be compliant. In addition, the management companies that manage their multi-tenant medical office buildings represented to them that they had implemented extensive Year 2000 compliance programs. To the best of our knowledge, we believe that such lessees and multi-tenant buildings will be Year 2000 compliant.

Contingency Plans

         If there are severe disruptions in our cash flow as a result of disruptions in our tenants' or mortgagors' cash flow, we may be forced to slow our investment activity, or seek additional liquidity from our lenders.

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

   (g) Changes in national or regional economic conditions, including changes in interest rates and the availability and cost of capital to HCPI; and

   (h) General uncertainty inherent in the Year 2000 issue, particularly the uncertainty of the Year 2000 readiness of third parties who are material to HCPI's business, such as public or private healthcare reimbursers, over whom HCPI has no control with the result that HCPI cannot ensure its ability to timely and cost-effectively avert or resolve problems associated with the Year 2000 issue that may affect its operations and business.

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

         HCPI generally borrows on its short-term bank lines of credit to complete acquisition transactions. These borrowings are then repaid using proceeds from subsequent long-term debt and equity offerings. HCPI may also assume mortgage notes payable already in place as part of an acquisition transaction. As of September 30, 1999, HCPI has two mortgage notes payable with variable interest rates and the remaining mortgage notes payable have fixed interest rates or interest rates with fixed periodic increases. HCPI's senior notes and convertible debt are at fixed rates. The variable rate loans are at interest rates at or below the current prime rate of 8.25%, and fluctuations are tied to the prime rate or to a rate currently below the prime rate.

         Fluctuation in the interest rate environment will not impact HCPI's future earnings and cash flows on its fixed rate debt until that debt matures and must be replaced or refinanced. Interest rate changes will affect the fair value of the fixed rate instruments. Conversely, changes in interest rates on variable rate debt would change the future earnings and cash flows of HCPI, but not affect the fair value on those instruments. Assuming a one percentage point increase in the interest rate related to the variable rate debt including the mortgage notes payable and the bank lines of credit, and assuming no change in the outstanding balance as of September 30, 1999, interest expense for the coming year would increase by approximately $1,229,000. Approximately 20% of the increase in interest expense related to the bank lines of credit, or $246,000, would be capitalized into construction projects.

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

                                          |-----------------------------MATURITY------------------------------|
                                          ----------------------------------------------------------------------------------
                                                                                                                  FAIR
                                            1999     2000      2001       2002    2003   THEREAFTER    TOTAL      VALUE
                                          ----------------------------------------------------------------------------------
ASSETS
    Mortgage Loans Receivable                 --              $16,125     $2,655           $151,946   $170,726    $176,011
       Weighted Average  Interest Rate                         13.55%     10.12%              9.90%     10.25%
LIABILITIES
Variable Rate Debt:

     Bank Notes Payable                    100,500                                                     100,500     100,500
        Weighted Average Interest Rate       5.38%                                                       5.38%

     Mortgage Notes Payable                  2,767              2,560     12,250              4,846     22,423      21,177

                                          |-----------------------------MATURITY------------------------------|
                                          ----------------------------------------------------------------------------------
                                                                                                                  FAIR
                                            1999     2000      2001       2002    2003   THEREAFTER    TOTAL      VALUE
                                          ----------------------------------------------------------------------------------
        Weighted Average Interest Rate       7.75%              7.75%      7.54%              5.75%      7.20%

Fixed Rate Debt:

     Senior Notes Payable                    5,000    10,000   13,000     17,000   31,000   475,070    551,070     518,236
        Weighted Average Interest Rate       8.81%     8.87%    7.88%      8.40%    7.09%     6.89%      7.05%

     Convertible Subordinated Notes Payable          100,000                                           100,000      98,596
        Weighted Average Interest Rate                 6.00%                                             6.00%

     Mortgage Notes Payable                                                  423             37,749     38,172      37,467
        Weighted Average Interest Rate                                     9.00%              8.30%      8.32%


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

                           PART II. OTHER INFORMATION


Item 6.       Exhibits and Reports on Form 8-K

              a)   Exhibits:

                  2.1 Agreement and Plan of Merger, dated as of August 4, 1999, between Health Care Property Investors, Inc. and American Health Properties, Inc. (incorporated herein by reference to exhibit 2.1 to Health Care Property Investors, Inc.'s current report on form 8-K (file no. 001-08895) dated August 4, 1999).

                  3.1 Articles of restatement of Health Care Property Investors, Inc. (incorporated herein by reference to exhibit 3.1 to our annual report on form 10-K (file no. 001-08895) for the year ending December 31, 1994).

                  3.2 Second amended and restated bylaws of Health Care Property Investors, Inc. (incorporated herein by reference to exhibit 3.2 of our quarterly report on form 10-Q (file no. 001-08895) for the period ended March 31, 1999).

                  4.1 Articles Supplementary establishing and fixing the rights and preferences of the 8.60% Series C Cumulative Redeemable Preferred Stock (incorporated herein by reference to exhibit 2.1 to our current report on form 8-K (file no. 001-08895), dated August 4, 1999).

                  4.2 Form of Deposit Agreement (including form of Depositary Receipt with respect to the Depositary Shares, each representing one-one hundredth of a share of Health Care Property Investors, Inc. 8.60% Cumulative Redeemable Preferred Stock, Series C) dated as of November 4, 1999 by and among Health Care Property Investors, Inc., ChaseMellon Shareholder Services, L.L.C. and the holders from time to time of the Depositary Shares described therein (incorporated herein by reference to exhibit 4 to our form 8-A (file no. 001-08895) filed with the Commission on November 4,
                         1999).

                  4.3 Indenture dated as of January 15, 1997 between American Health Properties, Inc. and The Bank of New York, as trustee (incorporated herein by reference to exhibit
                         4.1 to American Health Properties, Inc.'s current report on form 8-K (file no. 001-09381) dated January 21, 1997).

                  4.4 First Supplemental Indenture, dated as of November 4, 1999, between Health Care Property Investors, Inc. and The Bank of New York, as trustee.

                  10.1 First Amendment to Second Amended and Restated Directors Stock Incentive Plan effective as of November 3, 1999.

                  10.2 Second Amendment to Second Amended and Restated Directors Deferred Compensation Plan effective as of November 3, 1999.

                  10.3 First Amendment to Second Amended and Restated Stock Incentive Plan effective as of November 3, 1999.

                  10.4 Revolving Credit Agreement, dated as of November 3, 1999, among Health Care Property Investors, Inc., each of the banks identified on the signature pages hereof, The Bank of New York, as agent for the banks and as issuing bank, and Bank of America, N.A. and Wells Fargo Bank, N.A., as co-documentation agents, with BNY Capital Markets, Inc., as lead arranger and Book Manager.

                  10.5 364-Day Revolving Credit Agreement, dated as of November 3, 1999 among Health Care Property Investors, Inc., each of the banks identified on the signature pages hereof, The Bank of New York, as agent for the banks, and Bank of America, N.A. and Wells Fargo Bank, N.A., as co-documentation agents, with BNY Capital Markets, Inc., as lead arranger and book manager.

                  27     Financial Data Schedule


              b)   Reports on Form 8-K:

                   HCPI filed a Current Report on Form 8-K dated August 4, 1999, reporting the signing of a definitive merger agreement between American Health Properties and HCPI.

                   HCPI filed a Current Report on Form 8-K dated November 4, 1999, reporting the completion of the merger between American Health Properties and HCPI.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 12, 1999   HEALTH CARE PROPERTY INVESTORS, INC.
                          (REGISTRANT)


                          /s/ James G. Reynolds
                          -----------------------------------
                          James G. Reynolds
                          Executive Vice President and
                          Chief Financial Officer
                          (Principal Financial Officer)


                          /s/ Devasis Ghose
                          -----------------------------------
                          Devasis Ghose
                          Senior Vice President-Finance and Treasurer
                          (Principal Accounting Officer)

                               ATTACHED EXHIBITS

 4.4 First Supplemental Indenture, dated as of November 4, 1999, between Health Care Property Investors, Inc. and The Bank of New York, as trustee.

10.1 First Amendment to Second Amended and Restated Directors Stock Incentive Plan effective as of November 3, 1999.

10.2 Second Amendment to Second Amended and Restated Directors Deferred Compensation Plan effective as of November 3, 1999.

10.3 First Amendment to Second Amended and Restated Stock Incentive Plan effective as of November 3, 1999.

10.4 Revolving Credit Agreement, dated as of November 3, 1999, among Health Care Property Investors, Inc., each of the banks identified on the signature pages hereof, The Bank of New York, as agent for the banks and as issuing bank, and Bank of America, N.A. and Wells Fargo Bank, N.A., as co-documentation agents, with BNY Capital Markets, Inc., as lead arranger and Book Manager.

10.5 364-Day Revolving Credit Agreement, dated as of November 3, 1999 among Health Care Property Investors, Inc., each of the banks identified on the signature pages hereof, The Bank of New York, as agent for the banks, and Bank of America, N.A. and Wells Fargo Bank, N.A., as co-documentation agents, with BNY Capital Markets, Inc., as lead arranger and book manager.

27        Financial Data Schedule