Form 10-K
period 1999-12-31
HEALTH CARE PROPERTY INVESTORS INC
filed 2000-03-30
CIK 765880

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1999
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

                  Registrant's telephone number: (949) 221-0600
                     ---------------------------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
 Title of each class                                  on which registered
 -----------------------------                     ------------------------
 Common Stock*                                     New York Stock Exchange
 7-7/8% Series A Cumulative
    Redeemable Preferred Stock                     New York Stock Exchange
 8.70% Series B Cumulative
    Redeemable Preferred Stock                     New York Stock Exchange
 8.60% Series C Cumulative
    Redeemable Preferred Stock                     New York Stock Exchange

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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        As of March 27, 2000 there were 51,253,192 shares of common stock outstanding. The aggregate market value of the shares of common stock held by non-affiliates of the registrant, based on the closing price of these shares on March 27, 2000 on the New York Stock Exchange, was approximately $1,306,956,000. Portions of the definitive Proxy Statement for the registrant's 2000 Annual Meeting of Stockholders have been incorporated by reference into Part III of this Report.

                                     PART I


ITEM 1.  BUSINESS

         Health Care Property Investors, Inc. (HCPI), a Maryland corporation, was organized in March 1985 to qualify as a real estate investment trust (REIT). We invest in healthcare related real estate located throughout the United States, including long-term care facilities, congregate care and assisted living facilities, acute care and rehabilitation hospitals, medical office buildings and physician group practice clinics. We commenced business nearly 15 years ago, making us the second oldest REIT specializing in healthcare real estate.

         On November 4, 1999, American Health Properties, Inc. (AHE) merged with and into HCPI in a stock-for-stock transaction, approved by the stockholders of both companies, with HCPI being the surviving corporation. AHE was a real estate investment trust specializing in healthcare facilities with a portfolio of 72 healthcare properties in 22 states. Under the terms of the merger agreement, each share of AHE common stock was converted into the right to receive 0.78 share of HCPI's common stock and AHE's 8.60% series B cumulative redeemable preferred stock was converted into shares of HCPI 8.60% series C cumulative redeemable preferred stock. The merger resulted in the issuance of 19,430,115 shares of HCPI's common stock and 4,000,000 depositary shares of HCPI's series C cumulative redeemable preferred stock. Additionally, we assumed AHE's debt comprised of $220 million of senior notes and $56 million of mortgage debt and paid $71 million in cash to replace their revolving line of credit upon consummation of the merger. The transaction was treated as a purchase for financial accounting purposes and, accordingly, the operating results of AHE have been included in our consolidated financial statements effective as of November 4, 1999. References to our annualized financial information give effect to the acquisition of AHE.

         As of December 31, 1999, our gross investment in our properties, including partnership interests and mortgage loans, was approximately $2.6 billion. Our portfolio of 428 properties consisted of:

         o        176 long-term care facilities

         o        93 congregate care and assisted living facilities

         o        82 medical office buildings

         o        46 physician group practice clinics

         o        22 acute care hospitals

         o        Nine rehabilitation hospitals

         The average age of our properties is 16 years. As of December 31, 1999, approximately 57% of our revenue was derived from properties operated by publicly traded healthcare providers.

         Since 1986, the debt rating agencies have rated our debt investment grade. Currently Moody's Investors Services, Standard & Poor's and Duff & Phelps rate our senior debt at Baa2/BBB+/BBB+, respectively. We believe that we have enjoyed an excellent track record in attracting and retaining key employees. Our five executive officers have worked with us on average for 14 years. Our annualized return to stockholders, assuming reinvestment of dividends and before stockholders' income taxes, is approximately 15% over the period from our initial public offering in May 1985 through December 31, 1999.

         References herein to "HCPI", "we", "us" and "our" include Health Care Property Investors, Inc. and our wholly-owned subsidiaries and consolidated joint ventures and partnerships, unless the context otherwise requires.

OUR PROPERTIES

         As of December 31, 1999, we had an ownership interest in 401 properties located in 42 states. We leased 306 of our owned properties pursuant to long-term triple net leases to 80 healthcare providers. Under a triple net lease, in addition to the rent obligation, the lessee is responsible for all operating expenses of the property such as utilities, property taxes, insurance and repairs and maintenance. The lessees under triple net leases include the following companies or their affiliates:

         o        Tenet Healthcare Corporation ("Tenet")

         o        HealthSouth Corporation ("HealthSouth")

         o        Columbia/HCA Healthcare Corp. ("Columbia")

         o        Emeritus Corporation ("Emeritus")

         o        Vencor, Inc. ("Vencor")

         o        Beverly Enterprises, Inc. ("Beverly")

         o        Centennial Healthcare Corp. ("Centennial")

         The remaining 95 owned and managed properties are medical office buildings and clinics with triple net, gross or modified gross leases with multiple tenants. Under gross or modified gross leases, we may be responsible for property taxes, repairs and maintenance and/or insurance on those properties.

         We also hold mortgage loans on 27 properties that are owned and operated by 14 health care providers including Beverly, Columbia and MedCath, Incorporated. With the exception of Tenet which accounts for 18% of our annualized revenue, no single lessee or operator accounts for more than 5.4% of our revenue for the year ended December 31, 1999.

         Of the 428 healthcare facilities in which we had an investment as of December 31, 1999, we own 329 facilities outright, including:

         o        127 long-term care facilities

         o        85 congregate care and assisted living centers

         o        52 medical office buildings

         o        46 physician group practice clinics

         o        16 acute care hospitals

         o        Three rehabilitation hospitals

         We have provided mortgage loans in the amount of $179,404,000 on 27 properties, including 16 long-term care facilities, four congregate care and assisted living centers, four acute care hospitals and three medical office buildings. At December 31, 1999, the remaining balance on these loans totaled $161,648,000.

         At December 31, 1999, we also had varying percentage interests in several limited liability companies and partnerships that together own 71 facilities, as further discussed below under "Investments in Consolidated and Non-Consolidated Joint Ventures."

         The following is a summary of our properties grouped by type of facility and equity interest as of December 31, 1999:

                                                  EQUITY         NUMBER         NUMBER         TOTAL
                                                 INTEREST          OF          OF BEDS/     INVESTMENTS        ANNUALIZED
FACILITY TYPE                                   PERCENTAGE     FACILITIES      UNITS (1)        (2)          RENTS/INTEREST
---------------------------------------------------------------------------------------------------------------------------
                                                                                          (Dollar Amounts in Thousands)
Long-Term Care Facilities                            100%           143         17,786       $ 532,966          $ 66,513
Long-Term Care Facilities                          77-80             33          3,786          94,998            11,883
                                                            -------------------------------------------------------------

                                                                    176         21,572         627,964            78,396
                                                            -------------------------------------------------------------

Acute Care Hospitals                                 100             20          2,457         617,271            72,508
Acute Care Hospitals                                  77              2            356          42,807             7,834
                                                            -------------------------------------------------------------

                                                                     22          2,813         660,078            80,342
                                                            -------------------------------------------------------------

Rehabilitation Hospitals                             100              3            248          40,885             5,606
Rehabilitation Hospitals                           90-97              6            437          71,693             9,969
                                                            -------------------------------------------------------------

                                                                      9            685         112,578            15,575
                                                            -------------------------------------------------------------

Congregate Care & Assisted Living Centers            100             89          6,937         435,949            43,940
Congregate Care & Assisted Living Centers          45-50              4            412           2,559 (5)            --
                                                            -------------------------------------------------------------

                                                                     93          7,349         438,508            43,940
                                                            -------------------------------------------------------------

Medical Office Buildings (3)                         100             55             --         456,205            47,410
Medical Office Buildings (3)                       50-90             27             --         166,670            15,669
                                                            -------------------------------------------------------------

                                                                     82             --         622,875            63,079
                                                            -------------------------------------------------------------

Physician Group Practice Clinics (4)                 100             46             --         175,217            17,522
                                                            -------------------------------------------------------------

  Totals                                                            428         32,419      $2,637,220          $298,854
                                                            =============================================================

(1) Congregate care and assisted living centers are apartment like facilities and are therefore stated in units (studio or one or two bedroom apartments) in order to indicate facility size; all other facilities are stated in beds, except the medical office buildings and the physician group practice clinics for which square footage is provided in footnotes 4 and 5.

(2) Includes partnership and limited liability company investments, and incorporates all partners' and members' assets and construction commitments.

(3) The medical office buildings encompass approximately 4,659,000 square feet.

(4) The physician group practice clinics encompass approximately 1,215,000 square feet.

(5)      Represents our investment, net of partners' and members' interests.

         The following paragraphs describe each type of property.

         Long-Term Care Facilities. We have invested in 176 long-term care facilities. Various healthcare providers operate these facilities. Long-term care facilities offer restorative, rehabilitative and custodial nursing care for people not requiring the more extensive and sophisticated treatment available at acute care hospitals. Many long-term care facilities had experienced significant growth in ancillary revenues and demand for subacute care services over the past ten years until the Prospective Payment System was implemented just over one year ago. Ancillary revenues and revenue from subacute care services are derived from providing services to residents beyond room and board and include occupational, physical, speech, respiratory and IV therapy, wound care, oncology treatment, brain injury care and orthopedic therapy as well as sales of pharmaceutical products and other services. Certain long-term care facilities provide some of the foregoing services on an out-patient basis. Long-term care facilities are designed to supplement hospital care and many have transfer agreements with one or more acute care hospitals. These facilities depend to some degree upon referrals from practicing physicians and hospitals. Long-term care services are paid for either by private sources, or through the federal Medicare and state Medicaid programs.

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

         Acute Care Hospitals. We have an interest in 20 general acute care hospitals and two long-term acute care hospitals. Acute care hospitals offer a wide range of services such as fully-equipped operating and recovery rooms, obstetrics, radiology, intensive care, open heart surgery and coronary care, neurosurgery, neonatal intensive care, magnetic resonance imaging, nursing units, oncology, clinical laboratories, respiratory therapy, physical therapy, nuclear medicine, rehabilitation services and outpatient services.

         Long-term acute care hospitals provide care for patients with complex medical conditions that require more intensive care, monitoring, or emergency back-up than that available in most skilled nursing-based subacute programs. Most long-term acute care hospital patients have severe chronic health problems and are medically unstable or at risk of medical instability. The most common cases treated in this setting include high acuity ventilator-dependent patients and patients with multiple system failures relating to cancer, spinal cord injuries or head injuries.

         Services are paid for by private sources, third party payors (e.g., insurance and HMOs), or through the federal Medicare and state Medicaid programs. Medicare provides reimbursement incentives to traditional general acute care hospitals to minimize inpatient length of stay.

         Rehabilitation Hospitals. We have investments in nine rehabilitation hospitals. These hospitals provide inpatient and outpatient care for patients who have sustained traumatic injuries or illnesses, such as spinal cord injuries, strokes, head injuries, orthopedic problems, work related disabilities and neurological diseases, as well as treatment for amputees and patients with severe arthritis. Rehabilitation programs encompass physical, occupational, speech and inhalation therapies, rehabilitative nursing and other specialties. Services are paid for by the patient or the patient's family, third party payors (e.g., insurance and HMOs), or through the federal Medicare program.

         Congregate Care and Assisted Living Centers. We have investments in 93 congregate care and assisted living centers. Congregate care centers typically offer studio, one bedroom and two bedroom apartments on a month-to-month basis primarily to individuals who are over 75 years of age. Residents, who must be ambulatory, are provided meals and eat in a central dining area; they may also be assisted with some daily living activities. These centers offer programs and services that allow residents certain conveniences and make it possible for them to live independently; staff is also available when residents need assistance and for group activities.

         Assisted living centers serve elderly persons who require more assistance with daily living activities than congregate care residents, but who do not require the constant supervision nursing homes provide. Services include personal supervision and assistance with eating, bathing, grooming and administering medication. Assisted living centers typically contain larger common areas for dining, group activities and relaxation to encourage social interaction. Residents typically rent studio and one and two bedroom units on a month-to-month basis.

         Charges for room and board and other services in both congregate care and assisted living centers are generally paid from private sources.

         Medical Office Buildings. We have investments in 82 medical office buildings. These buildings are generally located adjacent to, or a short distance from, acute care hospitals. Medical office buildings contain physicians' offices and examination rooms, and may also include pharmacies, hospital ancillary service space and day-surgery operating rooms. Medical office buildings require more extensive plumbing, electrical, heating and cooling capabilities than commercial office buildings for sinks, brighter lights and special equipment that physicians typically use. Of our owned medical office buildings, 21 are master leased on a triple net basis to lessees that then sublease office space to physicians or other medical practitioners, 58 are multi-tenant medical office buildings that are leased under triple net, gross or modified gross leases under which we are responsible for certain operating expenses and three are mortgaged properties. Third party property management companies manage the multi-tenant facilities on our behalf.

         Physician Group Practice Clinics. We have investments in 46 physician group practice clinic facilities that are leased to 17 different tenants. These clinics generally provide a broad range of medical services through organized physician groups representing various medical specialties. Each clinic facility is generally leased to a single lessee under a triple net or modified gross lease.

         The following table shows, with respect to each property type, the location by state, the number of beds/units, recent occupancy levels, patient revenue mix, annualized rents and interest, and information regarding remaining lease terms.

                                                                                 AVERAGE
                                                    NUMBER                       PRIVATE
                                     NUMBER        OF BEDS/       AVERAGE        PATIENT       ANNUALIZED       AVERAGE
                                       OF           UNITS        OCCUPANCY       REVENUE         RENTS/        REMAINING
FACILITY LOCATION                  FACILITIES        (1)            (2)          (2),(3)        INTEREST          TERM
--------------------------------------------------------------------------------------------------------------------------
                                                                                               (Thousands)       (Years)
Long-Term Care Facilities
Alabama                                   1             174          85%             29%       $       863            4
Arizona                                   3             428          58              77              1,045            9
Arkansas                                  9             866          70              37              2,234           10
California                               17           1,698          87              42              5,550           11
Colorado                                  7           1,055          82              60              5,089           10
Connecticut                               1             121          97              36                659            2
Florida (4)                              12           1,397          78              43              6,595            6
Georgia                                   2             168          53              57                123           16
Idaho                                     1             119          64              37                508           14
Illinois                                  1             128          90              53                306            6
Indiana                                  28           3,670          72              48             13,961           11
Iowa                                      1             201          84              38                649           14
Kansas                                    3             323          88              46              1,207           10
Kentucky                                  1             100          97              69                415            2
Louisiana                                 3             355          84              20              1,209           15
Maryland                                  3             438          84              28              1,825           18
Massachusetts                             5             615          93              36              2,380            3
Michigan                                  4             406          78              54              1,396            4
Minnesota                                 1              94          72              48                117           11
Mississippi                               1             120         100               4                366            2
Missouri                                  1             153          97              36                740            2
Montana                                   1              80          67              37                209           10
Nevada                                    2             266          33             100              1,522           10
New Mexico                                1             102          95              24                324            4
North Carolina                            9           1,056          87              37              4,018            9
Ohio                                     12           1,543          81              68              7,343            8
Oklahoma                                 12           1,395          60              40              4,395           16
Oregon                                    1             110          75              33                240            9
Pennsylvania                              1              89          84              31                353            4
South Carolina                            2              --          --              --                 --           12
Tennessee                                10           1,754          91              39              5,280            2
Texas                                    10           1,113          56              26              2,717            7
Utah                                      1             120          71              35                455           14
Washington                                2             252          78              56                719           --
Wisconsin                                 7           1,063          80              44              3,584            8
--------------------------------------------------------------------------------------------------------------------------
   Sub-Total                            176          21,572          76              44             78,396            9
--------------------------------------------------------------------------------------------------------------------------

Acute Care Hospitals
Arizona                                   1              21          55              94                397           13
California                                4             669          54              99             27,081            5
Florida                                   1             204          71             100              7,287            5
Georgia                                   1             167          51             100              7,036            5
Louisiana                                 2             325          36              97              5,209            7
Missouri                                  1             201          48             100              3,782            5
New Mexico (4)                            1              56          --              --              2,184            7
North Carolina                            1             275          76             100              7,565            5
South Carolina                            2             174          34             100              2,607            6
Texas (4)                                 7             582          37              85              9,382            6
Utah                                      1             139          26             100              7,812            5
--------------------------------------------------------------------------------------------------------------------------
   Sub-Total                             22           2,813          43%             90%         $  80,342            6
--------------------------------------------------------------------------------------------------------------------------

                                                                                  AVERAGE
                                                    NUMBER                        PRIVATE
                                     NUMBER        OF BEDS/        AVERAGE        PATIENT       ANNUALIZED        AVERAGE
                                       OF           UNITS         OCCUPANCY       REVENUE         RENTS/         REMAINING
FACILITY LOCATION                  FACILITIES        (1)             (2)          (2),(3)        INTEREST          TERM
---------------------------------------------------------------------------------------------------------------------------
Rehabilitation Facilities
Arizona                                   1              60           72%            100%        $   1,700             5
Arkansas                                  2             120           74             100             3,002             2
Colorado                                  1              64           54             100             1,600             1
Florida                                   1             108           96             100             2,250            12
Kansas                                    2             145           66             100             3,615             4
Texas                                     1             108           68             100             1,753             4
West Virginia                             1              80           96             100             1,655            --
----------------------------------------------------------------------------------------------------------------------------
   Sub-Total                              9             685           74             100            15,575             4
----------------------------------------------------------------------------------------------------------------------------

Physician Group Practice Clinics (5)
California                                2              --           --             100              4,454           11
Colorado                                  1              --           --             100                310            8
Florida                                  11              --           --             100              2,491            6
Georgia                                   3              --           --             100                918            9
North Carolina                            4              --           --             100                910            7
Oklahoma                                  4              --           --             100                519            6
Tennessee                                 4              --           --             100              1,631            9
Texas                                     9              --           --             100              2,999            6
Virginia                                  1              --           --             100                258            9
Wisconsin                                 7              --           --             100              3,032           15
----------------------------------------------------------------------------------------------------------------------------
Sub-Total                                46              --           --             100             17,522            8
----------------------------------------------------------------------------------------------------------------------------

Congregate Care and Assisted Living Centers
Alabama (4)                               1              84            3              100               870           15
Arizona                                   1              98           71              100               511            8
Arkansas                                  1              17           51              100                27           11
California                               11             976           62               91             6,023           17
Delaware                                  1              52           89              100               402            8
Florida (4)                              10             738           62              100             3,440           11
Georgia                                   1              40           84              100               236           12
Idaho                                     2             167           80              100             1,129           10
Indiana                                   3             278            5               33               511            3
Kansas (4)                                2             194           31               48               174           12
Louisiana                                 3             240           42              100             1,631           14
Maryland  (4)                             2             140           42               50             1,732           13
Michigan  (4)                             3             300           11               33                --            8
Missouri                                  1              73           64              100               437            2
Nebraska                                  1              73           69              100               519            9
New Jersey (4)                            4             279           71               67             2,105           12
New Mexico                                2             285           75              100             1,982           12
New York                                  1              75           93              100               441            8
North Carolina                            3             230           92              100             1,347           10
Ohio                                      1             156           75              100               807           12
Oregon                                    1              58           92              100               390           10
Pennsylvania                              3             232           92              100             1,946            9
South Carolina (4)                        9             650           27               67             4,144           13
Tennessee                                 1              60           26              100             1,062           10
Texas                                    21           1,545           73               90             9,935           11
Virginia                                  1              90           59              100               776           14
Washington                                3             219           93               82             1,363            8
----------------------------------------------------------------------------------------------------------------------------
   Sub-Total                             93           7,349           60%              85%        $  43,940           11
----------------------------------------------------------------------------------------------------------------------------

                                                                                   AVERAGE
                                                    NUMBER                         PRIVATE
                                      NUMBER       OF BEDS/        AVERAGE         PATIENT       ANNUALIZED       AVERAGE
                                        OF          UNITS         OCCUPANCY        REVENUE         RENTS/        REMAINING
FACILITY LOCATION                   FACILITIES       (1)             (2)           (2),(3)        INTEREST         TERM
----------------------------------------------------------------------------------------------------------------------------
Medical Office Buildings (5)
Alaska                                    1              --           --              100%      $       669            2
Arizona                                   6              --           81%             100             3,490           11
California                               12              --           84              100            11,674            2
Florida                                   6              --           97              100             2,897           --
Indiana                                  14              --           92              100             6,747            5
Kentucky                                  1              --           98              100               717           10
Maryland                                  1              --           --              100               611           10
Massachusetts                             1              --           99              100             2,405           --
Minnesota                                 2              --          100              100             2,324            8
Missouri                                  1              --           --              100               540            8
Nevada                                    1              --           --              100               258           19
New Jersey                                2              --           99              100             2,951           --
New York                                  1              --           97              100             2,250            5
North Dakota                              1              --           96              100             1,000            6
Ohio                                      1              --           --              100               460           13
Oregon                                    1              --           --              100               674           15
Tennessee                                 1              --           --              100             1,285           14
Texas                                    13              --           88              100            12,308            6
Utah                                     15              --           94              100             7,842            8
Washington                                1              --          100              100             1,977           --
----------------------------------------------------------------------------------------------------------------------------
   Sub-Total                             82              --           92%             100            63,079            6
----------------------------------------------------------------------------------------------------------------------------
TOTAL FACILITIES                        428          32,419                                       $ 298,854            9
----------------------------------------------------------------------------------------------------------------------------

(1) Congregate care and assisted living centers are apartment-like facilities and are therefore stated in units (studio or one or two bedroom apartments) in order to indicate facility size. Physician group practice clinics and medical office buildings are measured in square feet and encompass approximately 1,215,000 and 4,659,000 square feet, respectively. All other facilities are measured by bed count.

(2)      This information is derived from information provided by our lessees.

(3) All revenues, including Medicare revenues but excluding Medicaid revenues, are included in "Private Patient" revenues.

(4) Includes facilities under construction, except for average occupancy data.

(5) Physician group practice clinics and medical office building lessees have use of the leased facilities for their own use or for the use of sub-lessees. Average occupancies for medical office buildings are provided on multi-tenant facilities only

 COMPETITION

         We compete for real estate acquisitions and financings with healthcare providers, other healthcare related real estate investment trusts, real estate partnerships, real estate lenders, and other investors.

         Our properties are subject to competition from the properties of other healthcare providers. Certain of these other operators have capital resources substantially in excess of some of the operators of our facilities. In addition, the extent to which the properties are utilized depends upon several factors, including the number of physicians using the healthcare facilities or referring patients there, competitive systems of healthcare delivery and the size and composition of the population in the surrounding area. Private, federal and state payment programs and the effect of other laws and regulations may also have a significant influence on the utilization of the properties. Virtually all of the properties operate in a competitive environment and patients and referral sources, including physicians, may change their preferences for a healthcare facility from time to time.

RELATIONSHIP WITH MAJOR OPERATORS

         At December 31, 1999, we had investments in 428 properties located in 43 states, which are operated by 98 healthcare operators. In addition, over 650 tenants conduct business in the multi-tenant buildings. Listed below are our major operators, the number of facilities operated by our operators, and the annualized revenue and the percentage of annualized revenue derived from our operators.

                                                            Percentage
                                          Annualized       of Annualized
    Operators          Facilities           Revenue           Revenue
    -------------------------------------------------------------------------
    Tenet                  9              $53,932,000            18%
    HealthSouth            9               16,019,000             5
    Columbia              14               14,919,000             5
    Emeritus              27               13,591,000             5
    Vencor                25               13,049,000             4
    Beverly               27               12,289,000             4
    Centennial            19                8,528,000             3

         Certain of the listed facilities have been subleased to other operators with the original lessee remaining liable on the leases. The revenue applicable to these sublessees is not included in the annualized revenue percentages above. The percentage of annualized revenue on these subleased facilities was 1.9% for the year ended December 31, 1999. As discussed in more detail below, we have recourse to Ventas, Inc. and Tenet for certain of the rent obligations under Vencor leases through the primary term of those leases.

         All of the operators listed above are subject to the informational filing requirements of the Securities Exchange Act of 1934, as amended, and accordingly file periodic financial statements on Form 10-K and Form 10-Q with the Securities and Exchange Commission. We obtained all of the financial and other information relating to these operators from their public reports.

         The following table summarizes our major operators' assets, stockholders' equity, interim revenue and net income (or net loss) from continuing operations as of or for the nine months ended September 30, 1999. All of the following information is based upon such operators' public reports.

 (Amounts in millions)

                                                                      Net Income/
                                  Stockholders'                       (Loss) from
    Operators         Assets     Equity (Deficit)    Revenue          Operations
    -----------------------------------------------------------------------------
    Tenet*           $13,275         $4,089         $ 5,653            $ 263
    HealthSouth        7,123          3,407           3,072              220
    Columbia          16,627          5,509          12,715              566
    Emeritus             192            (57)             93               (6)
    Vencor             1,767            204           2,071              (98)
    Beverly            1,970            674           1,907             (102)
    Centennial           287            108             298               (6)

* The information described above for Tenet is for the six months ended November 30, 1999 or as of November 30, 1999, as applicable.

         The following table summarizes our major operators' assets, stockholders' equity, annualized revenue and net income (or net loss) from continuing operations as of or for the year ended December 31, 1998.

  (Amounts in millions)

                                                                Net Income/
                                 Stockholders'                  (Loss) from
    Operators         Assets        Equity         Revenue      Operations
    --------------------------------------------------------------------------
    Tenet*            $12,833       $3,558       $ 9,895          $  378
    HealthSouth         6,773        3,423         4,006              47
    Columbia           19,429        7,581        18,681             532
    Emeritus              193          (46)          152             (29)
    Vencor              1,774          313         3,000            (573)
    Beverly             2,161          776         2,812             (25)
    Centennial            285          114           358              --

* The information described above for Tenet is for the fiscal year ended May 31, 1999 or as of May 31, 1999, as applicable.

         The current equity market capitalization for each of the operators listed above, based on the closing price of their common stock on March 23, 2000 as reported in the Wall Street Journal, and based on the number of outstanding shares of their common stock as reported in their most recent public filing available is as follows: Tenet, $6.7 billion; HealthSouth, $2.3 billion; Columbia, $13.1 billion; Emeritus, $45.6 million; Vencor, $9.9 million; Beverly, $326.7 million; and Centennial, $62.6 million.

         Certain additional information about these operators is provided below:

Vencor

         On May 1, 1998, Vencor completed a spin-off transaction. As a result, it became two publicly held entities -- Ventas, Inc., a real estate company, and Vencor, a healthcare company which at December 31, 1999 leased 36 of our properties of which 11 are subleased to other operators. On September 13, 1999, Vencor, Inc. filed for bankruptcy protection in part due to financial difficulties it experienced as a result of the implementation of the Prospective Payment System. We have recourse to Ventas, Inc. and Tenet Healthcare Corporation (see discussion under Tenet below) for most of the rents payable by Vencor under its leases. All rents due to us subsequent to the bankruptcy filing have been received.

         Under its filing for bankruptcy protection, Vencor has the right to assume or reject its leases with us. If Vencor assumes a lease it must do so pursuant to the original contract terms, cure all pre-petition and post-petition defaults under the lease and provide adequate assurances of future performance. If Vencor rejects a lease, we have the right to collect rent through the rejection date and may lease the property to another operator. As of March 28, 2000, Vencor had made no proposals to reject any of their current leases with us. We have received $735,000 of $1,008,000 of pre-petition rents and consider the remaining balance to be fully collectible. However, we cannot assure you that as a result of Vencor's bankruptcy filing we would be able to recover all amounts due under our leases with Vencor, that we would be able to promptly recover the premises or lease the property to another lessee or that the rent we would receive from another lessee would equal amounts due under the Vencor leases. We have recourse to Tenet for rents under all but five of the Vencor leases, and on some leases we are receiving direct payment by sublessees of Vencor, which may reduce the risk to us of not being able to collect on those leases. However, some of Vencor's sublessees have also filed for bankruptcy protection and although we are current on lease payments, we cannot assure you that the bankruptcy filing of Vencor or certain of its sublessees would not have a material adverse effect on our Net Income, Funds From Operations or the market value of our common stock.

          Based upon public reports, for the three months ended September 30, 1999, Vencor had revenue of approximately $682 million and a net loss of approximately $42 million. For the nine months ended September 30, 1999, Vencor had revenue of approximately $2.1 billion and a net loss of approximately $107 million. Based upon public reports, Ventas' revenue, income from operations and net income for the three months ended September 30, 1999 were approximately $59 million, $40 million and $13 million, respectively. As of September 30, 1999, Ventas had total assets of $1.1 billion and a stockholders' equity of $19 million.

Tenet

         Tenet is one of the nation's largest healthcare services companies, providing a broad range of services through the ownership and management of healthcare facilities. Tenet has historically guaranteed Vencor's leases. During 1997 we reached an agreement with Tenet whereby Tenet agreed to forbear or waive some renewal and purchase options and related rights of first refusal on facilities leased to Vencor and we agreed to pay Tenet $5,000,000 in cash and to reduce Tenet's guarantees on the facilities leased to Vencor. As part of that same agreement, we only have recourse to Tenet for the rent payments on the Vencor leases until the end of their base term. Accordingly, we have recourse to Tenet on 31 Vencor leases, 20 of which expire on dates through December 31, 2000, and the remainder of which expire during 2001.

Columbia

         According to published reports, Columbia has been the subject of various significant government investigations regarding its compliance with Medicare, Medicaid and other programs. The following is derived from public reports distributed by Columbia: "It is too early to predict the outcome or effect that the ongoing investigations, the initiation of additional investigations, if any, and the related media coverage will have on [Columbia's] financial condition or results of operations in future periods. Were [Columbia] to be found in violation of federal or state laws relating to Medicare, Medicaid or similar programs, [Columbia] could be subject to substantial monetary fines, civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. Any such sanctions could have a material adverse effect on [Columbia's] financial position and results of operations." Columbia maintains debt ratings of Ba2 from Moody's and BBB from Standard & Poor's.

Other Troubled Long-Term Care Providers

         A number of nursing home operators other than Vencor have also been adversely affected by the decrease in Medicare reimbursements following the adoption of the Prospective Payment System. As discussed in our Annual Report on Form 10-K for the year ended December 31, 1998, during the first quarter of 1999 certain of these operators were put on credit watch with negative implications. The financial condition of many long-term care providers continued to erode during the last year, in part due to the implementation of the Prospective Payment System, and six of our operators (in addition to Vencor discussed above) have filed for bankruptcy protection: Texas Health Enterprises, Inc. filed on August 3, 1999; Sun Healthcare Group filed on October 14, 1999; Lenox Healthcare, Inc. filed on November 3, 1999; Mariner Post-Acute Network, Inc. filed on January 18, 2000; Integrated Health Services, Inc. filed on February 2, 2000; and RainTree Healthcare Corporation filed on February 29, 2000. Additionally, Genesis Health Ventures has indicated that they will seek to restructure their debt. Giving effect to our merger with American Health Properties, these operators represented less than 4% of annualized revenue on a pro forma basis for the period ended December 31, 1999 and no one of these operators represented more than 1% of annualized revenue for that same period. Several of these facility leases have been assumed already and indications of assumption have been made for a number of other facilities. Therefore, we believe the financial impact of the bankruptcies by these tenants will not be material.

LEASES AND LOANS

         The initial base rental rates of the triple net leases we entered into during the three years ended December 31, 1999 have generally ranged from 9% to 13% per annum of the acquisition price of the related property. Initial interest rates on the loans we entered into during the three years ended December 31, 1999 have generally ranged from 9% to 12% per annum. Rental rates vary by lease, taking into consideration many factors, such as:

         o        Creditworthiness of the lessee

         o        Operating performance of the facility

         o        Interest rates at the beginning of the lease

         o        Location, type and physical condition of the facility

         Certain leases provide for additional rents that are based upon a percentage of increased revenue over specific base period revenue of the leased properties. Others have rent increases based on inflation indices or other factors and some leases and loans have annual fixed rent or interest rate increases. (See Note 2 to the Consolidated Financial Statements in this Annual Report on Form 10-K.)

         In addition to the minimum and additional rents, each lessee that has a triple net lease is responsible under the lease for all additional charges, including charges related to non-payment or late payment of rent, taxes and assessments, governmental charges with respect to the leased property and utility and other charges incurred with the operation of the leased property. Each triple net lessee is required, at its expense, to maintain its leased property in good order and repair. We are not required to repair, rebuild or maintain the properties leased under triple net leases.

         Each lessee with a gross or modified gross lease is also responsible for minimum and additional rents, but may not be responsible for all operating expenses. Under gross or modified gross leases, we may be responsible for property taxes, repairs and maintenance and/or insurance on those properties.

         The primary or fixed terms of the triple net and modified gross leases generally range from 10 to 15 years, and generally have one or more five-year (or longer) renewal options. The average remaining base lease-term on the triple net and modified gross leases is approximately ten years and the average remaining term on the loans is approximately 11 years. The primary term of the gross leases to multiple tenants in the medical office buildings range from 1 to 19 years, with an average of 4 years remaining on those leases. Obligations under the triple-net leases, in most cases, have corporate parent or shareholder guarantees. Irrevocable letters of credit from various financial institutions and lease deposits back 135 leases and loans on 15 facilities which cover from 1 to 17 months of lease or loan payments. We require the lessees and mortgagors to renew such letters of credit during the lease or loan term in amounts that may change based upon the passage of time, improved operating cash flows or improved credit ratings. We believe that the credit enhancements discussed above provide us with significant protection for our investment portfolio. As of March 28, 2000, other than approximately $2.5 million in delinquent rents and interest, of which approximately $1.2 million is covered by credit enhancements, we are currently receiving rents and interest in a timely manner from substantially all lessees and mortgagors as provided under the terms of the leases or loans.

         Based upon information provided to us by lessees or mortgagors, certain facilities are presently underperforming financially. Individual facilities may underperform as a result of inadequate Medicaid reimbursement, low occupancy, less than optimal patient mix, excessive operating costs, other operational issues or capital needs. We believe that, even if these facilities remain at current levels of performance, the lease and loan provisions contain sufficient security to assure that material rental and mortgage obligations will continue to be met for the remainder of the lease or loan terms. In the future it is expected that some lessees may choose not to renew their leases on certain properties at existing rental rates (see Table below).

         Many lessees have the right of first refusal to purchase the properties during the lease term; many leases provide one or more five-year (or longer) renewal options at existing lease rates and continuing additional rent formulas, although certain leases provide for lease renewals at fair market value. Certain lessees also have options to purchase the properties, generally for fair market value, and generally at the expiration of the primary lease term and/or any renewal term under the lease. If options are exercised, many such provisions require lessees to purchase or renew several facilities together, precluding the possibility of lessees purchasing or renewing only those facilities with the best financial outcomes. Fifty-nine properties are not subject to purchase options until 2008 or later, and an additional 307 leased properties do not have any purchase options.

         A table recapping lease expirations, mortgage maturities, properties subject to purchase options and financial underperformance as of December 31, 1999 follows:

                                 Current Annualized Revenue of
                   ----------------------------------------------------------
                      Properties Subject to
                   Lease Expirations, Purchase
                           Options and                 Properties Subject              Possible Revenue
                       Mortgage Maturities            to Purchase Options            (Loss)/Gain at Lease
    Year                       (1)                            (2)                      Expiration(3),(4)
--------------     -----------------------------    -------------------------    -----------------------------
                          (Amounts in thousands, except percentages)                  %              Amount
                                                                                 ------------    -------------
    2000                   $  5,876                       $  2,270                    (0.6)%         $(1,700)
    2001                     19,108                          6,367                     0.2               600
    2002                     17,815                          2,204                     0.1               100
    2003                     10,200                          4,005                    (0.1)             (100)
    2004                     65,554                         38,896                      --                --
Thereafter                  180,301                         63,934                      --                --
                   -----------------------------    -------------------------    ------------    -------------
                           $298,854                       $117,676                    (0.4)%         $(1,100)
                   =============================    =========================    ============    =============

(1) This column includes the revenue impact by year and the total annualized rental and interest income associated with the properties subject to lessees' renewal options and/or purchase options and mortgage maturities.

(2) This column includes the revenue impact by year and the total annualized rental and interest income associated with properties subject to purchase options. If a purchase option is exercisable at more than one date, the convention used in the table is to show the revenue subject to the purchase option at the date management estimates is most likely for exercise of the option. Although certain purchase option periods commenced in earlier years, lessees have not exercised their purchase options as of this time. The total for this column (2) is a component (subset) of column (1), the total current annualized revenue of properties subject to lease expirations, purchase options and mortgage maturities ($117,676,000).

(3) Based on current market conditions, we estimate that there could be a revenue loss (compared to current rental rates) upon the expiration of the current term of the leases in the percentages and amounts shown in the table for lease expirations. Our total revenue has grown at a compound annual growth rate of 20.8% in the past five years. The percentages are computed by taking the possible revenue loss as a percentage of 1999 total annualized revenue.

(4) We estimate that in addition to the possible reduction in income from lease expirations, we may also have an increase of approximately $600,000 in 2000 due to the reinvestment of cash received from mortgage maturities and facility sales. This amount is calculated based on current interest rate levels and is not estimated in years subsequent to 2000 due to the unpredictable levels of interest rates and their impact on sales and mortgage maturities.

         There are numerous factors that could have an impact on lease renewals or facility sales, including the financial strength of the lessee, expected facility operating performance, the relative level of interest rates and individual lessee financing options. Based upon management expectations of our continued growth, the facilities subject to renewal and/or sale and mortgage maturities and any possible rent loss therefrom should represent a small percentage of revenue in the year of renewal or purchase.

         Each lessee, at its expense, may make non-capital additions, modifications or improvements to its leased property. All such alterations, replacements and improvements must comply with the terms and provisions of the lease, and become our or our affiliates' property upon termination of the lease. Each lease requires the lessee to maintain adequate insurance on the leased property, naming us or our affiliates and any mortgagees as additional insureds. In certain circumstances, the lessee may self-insure pursuant to a prudent program of self-insurance if the lessee or the guarantor of its lease obligations has substantial net worth. In addition, each lease requires the lessee to indemnify us or our affiliates against certain liabilities in connection with the leased property.

DEVELOPMENT OF FACILITIES

         Since 1987, we have committed to the development of 58 facilities (representing an aggregate investment of approximately $424 million), including:

         o        35 congregate care and assisted living facilities

         o        Seven medical office buildings

         o        Seven long-term care facilities

         o        Five rehabilitation hospitals

         o        Four acute care hospitals

         As of December 31, 1999, we have funded costs of approximately $404 million and have completed 52 facilities of our total development commitment The completed facilities comprise:

         o        32 congregate care and assisted living facilities

         o        Seven medical office buildings

         o        Five rehabilitation hospitals

         o        Five long-term care facilities

         o        Three acute care hospitals

         The six remaining development projects are scheduled for completion in 2000. Simultaneously with the commencement of each of these development programs and prior to funding, we enter into a lease agreement with the developer/operator. The base rent under the lease is generally established at a rate equivalent to a specified number of basis points over 1) the yield on the 10 year United States Treasury note or 2) our cost of money at the commencement of the lease.

         Our build to suit development program generally includes a variety of additional forms of credit enhancement and collateral beyond those provided by the leases. During the development period, we generally requires additional security and collateral in the form of more than one of the following:

         (a)      Irrevocable letters of credit from financial institutions;

         (b)      Payment and performance bonds; and

         (c) Completion guarantees by either one or a combination of the developer's parent entity, other affiliates or one or more of the individual principals who control the developer.

         In addition, before we advance any funds under the development agreement, the developer must provide:

         (a) Satisfactory evidence in the form of an endorsement to our title insurance policy that no intervening liens have been placed on the property since the date of our previous advance;

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

         As a further safeguard during the development period, we generally will retain 10% of construction funds incurred until we have received satisfactory evidence that the project will be fully completed in accordance with the applicable plans and specifications. We also monitor the progress of the development of each project and the accuracy of the developer's draw requests by having its own in-house inspector perform regular on-site inspections of the project prior to the release of any requested funds.

INVESTMENTS IN CONSOLIDATED AND NON-CONSOLIDATED JOINT VENTURES

         At December 31, 1999, we had varying percentage interests in several limited liability companies and partnerships which together own 71 facilities, as further discussed below:

         (1) A 77% interest in a partnership (Health Care Property Partners) which owns two acute care hospitals and 19 long-term care facilities.

         (2) Interests of between 90% and 97% in six partnerships (HCPI/San Antonio Ltd. Partnership, HCPI/Colorado Springs Ltd. Partnership, HCPI/Little Rock Ltd. Partnership, HCPI/Kansas Ltd. Partnership, Fayetteville Health Associates Ltd. Partnership and Wichita Health Associates Ltd. Partnership), each of which was formed to own a comprehensive rehabilitation hospital.

         (3) A 99.95% interest in a limited liability company (Cambridge Medical Property, LLC) which owns five medical office buildings.

         (4) A 90% interest in a limited liability company (HCPI Indiana, LLC) which owns seven medical office buildings.

         (5) A 67% interest in a limited liability company (HCPI Utah, LLC) which owns 15 medical office buildings.

         (6) An 80% interest in eight limited liability companies (Vista-Cal Associates, LLC; Oak City-Cal Associates, LLC; Statesboro Associates, LLC; Ft. Worth-Cal Associates, LLC; Perris-Cal Associates, LLC; Ponca-Cal Associates, LLC; Louisiana-Two Associates, LLC; and Oklahoma-Four Associates,
                  LLC) which own an aggregate of 13 long-term care facilities.

         (7) A 45% - 50% interest in four limited liability companies (Seminole Shores Living Center, LLC - 50%; Edgewood Assisted Living Center, LLC - 45%; Arborwood Living Center, LLC - 45%; and Greenleaf Living Center, LLC - 45%) each owning a congregate care facility.

FUTURE ACQUISITIONS

         We anticipate acquiring additional healthcare related facilities and leasing them to healthcare operators or investing in mortgages secured by healthcare facilities.

TAXATION OF HCPI

         We believe that we have operated in such a manner as to qualify for taxation as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with our taxable year ended December 31, 1985, and we intend to continue to operate in such a manner. No assurance can be given that we have operated or will be able to continue to operate in a manner so as to qualify or to remain so qualified. This summary is qualified in its entirety by the applicable Code provisions, rules and regulations promulgated thereunder, and administrative and judicial interpretations thereof.

         If we qualify for taxation as a REIT, we will generally not be required to pay federal corporate income taxes on the portion of our net income that is currently distributed to stockholders. This treatment substantially eliminates the "double taxation" (i.e., at the corporate and stockholder levels) that generally results from investment in a corporation. However, we will be required to pay federal income tax under certain circumstances.

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

         There presently are two gross income requirements and, with respect to our taxable years beginning before August 6, 1997, there was a third gross income requirement. First, at least 75% of our gross income (excluding gross income from "prohibited transactions" as defined below) for each taxable year must be derived directly or indirectly from investments relating to real property or mortgages on real property or from certain types of temporary investment income. Second, at least 95% of our gross income (excluding gross income from prohibited transactions) for each taxable year must be derived from income that qualifies under the 75% test and all other dividends, interest and gain from the sale or other disposition of stock or securities. Third, for our taxable years beginning before August 6, 1997, short-term gains from the sale or other disposition of stock or securities, gains from prohibited transactions and gains on the sale or other disposition of real property held for less than four years (apart from involuntary conversions and sales of foreclosure property) must represent less than 30% of our gross income for each such taxable year. A "prohibited transaction" is a sale or other disposition of property (other than foreclosure property) held for sale to customers in the ordinary course of business.

         At the close of each quarter of our taxable year, we must also satisfy three tests relating to the nature of our assets. First, at least 75% of the value of our total assets must be represented by real estate assets (including stock or debt instruments held for not more than one year, purchased with the proceeds of a stock offering or long-term (more than five years) public debt offering by us), cash, cash items and government securities. Second, not more than 25% of our total assets may be represented by securities other than those in the 75% asset class. Third, of the investments included in the 25% asset class, the value of any one issuer's securities owned by us may not exceed 5% of the value of our total assets and we may not own more than 10% of any one issuer's outstanding voting securities.

         Recently, legislation was enacted that modifies some of the rules that apply to REITs. Specifically, the legislation includes a provision that limits a REIT's ability to own more than 10% of the vote or value of the securities of a non-REIT corporation, other than certain debt securities. However, the legislation would allow a REIT to own any percentage of the voting stock and value of the securities of a corporation which jointly elects with the REIT to be a taxable REIT subsidiary, provided certain requirements are met. A taxable REIT subsidiary generally may engage in any business, including the provision of customary or noncustomary services to tenants of its parent REIT and of others, except a "taxable REIT subsidiary" may not manage or operate a healthcare facility. Also, the legislation imposes a 100% tax on a REIT if its rental, service or other agreements with its taxable REIT subsidiary are not on arms' length terms. This legislation will require us to monitor the securities we own in other corporations, and possibly restructure such investments if we own more than 10% of the value of the securities of any of these corporations. The provisions discussed above are generally effective for taxable years ending after December 31, 2000, and, assuming specified requirements are met, do not apply to investments in place on or before July 12, 1999. As is presently the case, a REIT may continue to own 100% of the stock of a qualified REIT subsidiary, as defined below.

         We own interests in various partnerships and limited liability companies. In the case of a REIT that is a partner in a partnership or a member of a limited liability company that is treated as a partnership under the Code, Treasury Regulations provide that for purposes of the REIT income and asset tests, the REIT will be deemed to own its proportionate share of the assets of the partnership or limited liability company and will be deemed to be entitled to the income of the partnership or limited liability company attributable to such share. The ownership of an interest in a partnership or limited liability company by a REIT may involve special tax risks, including the challenge by the Internal Revenue Service (the "Service") of the allocations of income and expense items of the partnership or limited liability company, which would affect the computation of taxable income of the REIT, and the status of the partnership or limited liability company as a partnership (as opposed to an association taxable as a corporation) for federal income tax purposes. We also own interests in a number of subsidiaries which are intended to be treated as qualified REIT subsidiaries (each a "QRS"). The Code provides that such subsidiaries will be ignored for federal income tax purposes and all assets, liabilities and items of income, deduction and credit of such subsidiaries will be treated as assets, liabilities and such items of ours. If any partnership, limited liability company, or subsidiary in which we own an interest were treated as a regular corporation (and not as a partnership or QRS) for federal income tax purposes, we would likely fail to satisfy the REIT asset tests described above and would therefore fail to qualify as a REIT. We believe that each of the partnerships, limited liability companies, and subsidiaries in which we own an interest will be treated for tax purposes as a partnership (in the case of a partnership or limited liability company) or QRS, respectively, although no assurance can be given that the Service will not successfully challenge the status of any such organization.

         In order to qualify as a REIT, we are required to distribute dividends (other than capital gain dividends) to our stockholders in an amount at least equal to (A) the sum of (i) 95% of our "real estate investment trust taxable income" (computed without regard to the dividends paid deduction and our net capital gain) and (ii) 95% of the net income, if any (after tax), from foreclosure property, minus (B) the sum of certain items of non-cash income. Pursuant to recently enacted legislation, the 95% distribution requirement discussed above will be reduced to 90%, effective for taxable years beginning after December 31, 2000. Such distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for such year, if paid on or before the first regular dividend payment date after such declaration and if we so elect and specify the dollar amount in our tax return. To the extent that we do not distribute all of our net long-term capital gain or distribute at least 95%, but less than 100%, of our "real estate investment trust taxable income," as adjusted, we will be required to pay tax thereon at regular corporate tax rates. Furthermore, if we should fail to distribute during each calendar year at least the sum of (i) 85% of our ordinary income for such year, (ii) 95% of our capital gain income for such year, and (iii) any undistributed taxable income from prior periods, we would be required to pay a 4% excise tax on the excess of such required distributions over the amounts actually distributed.

         In addition, President Clinton's fiscal year 2001 budget proposal includes a provision which, if enacted in its present form, would increase the percentage of income REITs must timely distribute to shareholders to avoid the excise tax to 98% of both ordinary income and capital gain net income. This proposal would be effective for taxable years beginning after December 31, 2000.

         If we fail to qualify for taxation as a REIT in any taxable year, and certain relief provisions do not apply, we will be required to pay tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Distributions to stockholders in any year in which we fail to qualify will not be deductible by us nor will they be required to be made. Unless entitled to relief under specific statutory provisions, we will also be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost. It is not possible to state whether in all circumstances we would be entitled to the statutory relief. Failure to qualify for even one year could substantially reduce distributions to stockholders and could result in our incurring substantial indebtedness (to the extent borrowings are feasible) or liquidating substantial investments in order to pay the resulting taxes.

         On November 4, 1999, we acquired AHE in a merger. AHE had also made an election to be taxed as a REIT. If AHE failed to qualify as a REIT for any of its taxable years, it would be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. As successor-in-interest to AHE, we would be required to pay this tax. In addition, in connection with the merger, and to the extent that the merger is treated as a reorganization under the Code, we succeeded to various tax attributes of AHE, including any undistributed C corporation earnings and profits of AHE. A C corporation is generally defined as a corporation which is required to pay a full corporate-level tax. If AHE qualified as a REIT for all years prior to the merger and the merger is treated as a reorganization under the Code, then AHE would not have any undistributed C corporation earnings and profits. If, however, AHE failed to qualify as a REIT for any year, then it is possible that we acquired undistributed C corporation earnings and profits from AHE. If we did not distribute these C corporation earnings and profits prior to the end of 1999, we would fail to qualify as a REIT. AHE's counsel rendered opinions in connection with the merger to the effect that, based on the facts, representations and assumptions stated therein, commencing with its taxable year ended December 31, 1987, AHE was organized in conformity with the requirements for qualification and taxation as a REIT under the Code, and its method of operation enabled it to meet, through the effective time of the merger, the requirements for qualification and taxation as a REIT under the Code.

         We and our stockholders may be required to pay state or local tax in various state or local jurisdictions, including those in which we or they transact business or reside. The state and local tax treatment of us and our stockholders may not conform to the federal income tax consequences discussed above.

GOVERNMENT REGULATION

         The healthcare industry is heavily regulated by federal, state and local laws. This government regulation of the healthcare industry affects us because:

         (1) The financial ability of lessees to make rent and debt payments to us may be affected by government regulations such as licensure, certification for participation in government programs, and government reimbursement, and

         (2) Our additional rents are often based on our lessees' gross revenue from operations.

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

         State and federal governments are devoting increasing attention and resources to anti-fraud initiatives against healthcare providers. The Health Insurance Portability and Accountability Act of 1996 and the Balanced Budget Act of 1997 expand the penalties for healthcare fraud, including broader provisions for the exclusion of providers from the Medicare and Medicaid programs. Further, under Operation Restore Trust, a major anti-fraud demonstration project, the Office of Inspector General of the U.S. Department of Health and Human Services, in cooperation with other federal and state agencies, has focused on the activities of skilled nursing facilities, home health agencies, hospices and durable medical equipment suppliers in certain states, including California, in which we have properties. Due to the success of Operation Restore Trust, the project has been expanded to numerous other states and to additional providers including providers of ancillary nursing home services.

         Violations of such laws and regulations may jeopardize a borrower's or lessee's ability to operate a facility or to make rent and debt payments, thereby potentially adversely affecting us. Our lease arrangements with lessees may also be subject to these fraud and abuse laws. Federal and state laws governing illegal rebates and kickbacks regulate contingent or percentage rent arrangements where our co-investors are physicians or others in a position to refer patients to the facilities. Although only limited interpretive or enforcement guidance is available, we have structured our rent arrangements in a manner which we believe complies with such laws and regulations.

         Based upon information we have periodically received from our operators over the terms of their respective leases and loans, we believe that the facilities in which we have investments are in substantial compliance with the various regulatory requirements applicable to them, although there can be no assurance that the operators are in compliance or will remain in compliance in the future.

         Licensure Risks. Healthcare facilities must obtain licensure to operate. Failure to obtain licensure or loss of licensure would prevent a facility from operating. These events could adversely affect the facility operator's ability to make rent and debt payments. State and local laws also may regulate expansion, including the addition of new beds or services or acquisition of medical equipment, and occasionally the contraction of healthcare facilities by requiring certificate of need or other similar approval programs. In addition, healthcare facilities are subject to the Americans with Disabilities Act and building and safety codes which govern access to and physical design requirements and building standards for facilities.

         Environmental Matters. A wide variety of federal, state and local environmental and occupational health and safety laws and regulations affect healthcare facility operations. Under various federal, state and local environmental laws, ordinances and regulations, an owner of real property or a secured lender (such as us) may be liable for the costs of removal or remediation of hazardous or toxic substances at, under or disposed of in connection with such property, as well as other potential costs relating to hazardous or toxic substances (including government fines and damages for injuries to persons and adjacent property). Such laws often impose such liability without regard to whether the owner or secured lender knew of, or was responsible for, the presence or disposal of such substances and may be imposed on the owner or secured lender in connection with the activities of an operator of the property. The cost of any required remediation, removal, fines or personal or property damages and the owner's or secured lender's liability therefore could exceed the value of the property, and/or the assets of the owner or secured lender. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral which, in turn, would reduce our revenues.

         Although the mortgage loans that we provide and leases covering our properties require the borrower and the lessee to indemnify us for certain environmental liabilities, the scope of such obligations may be limited and we cannot assure that any such borrower or lessee would be able to fulfill its indemnification obligations.

         Medicare and Medicaid Programs. Sources of revenue for lessees may include the federal Medicare program, state Medicaid programs, private insurance carriers, health care service plans and health maintenance organizations, among others. You should expect efforts to reduce costs by these payors to continue, which may result in reduced or slower growth in reimbursement for certain services provided by some of our lessees. In addition, the failure of any of our lessees to comply with various laws and regulations could jeopardize their ability to continue participating in the Medicare and Medicaid programs.

         Medicare payments for long-term and rehabilitative care are based on allowable costs plus a return on equity for proprietary facilities. Medicare payments to acute care hospitals for inpatient services are based on the Prospective Payment System. Under the Prospective Payment System, a hospital is paid a prospectively established rate based on the category of the patient's diagnosis ("Diagnostic Related Groups" or "DRGs"). Beginning in 1991, Medicare payments began to phase-in the Prospective Payment System for capital related inpatient costs over a period of years. Thus, Medicare reimbursement to hospitals for capital-related inpatient costs began using a federal rate rather than the cost-based reimbursement system previously used. DRG rates are subject to adjustment on an annual basis as part of the federal budget reconciliation process. The Balanced Budget Act of 1997 expanded the Prospective Payment System to include skilled nursing facilities, home health agencies, hospital outpatient departments, and rehabilitation hospitals. See "Healthcare Reform" section and further discussion below.

         Medicaid programs generally pay for acute and rehabilitative care based on reasonable costs at fixed rates; long-term care facilities are generally reimbursed using fixed daily rates. Both Medicare and Medicaid payments are generally below retail rates for lessee-operated facilities. Increasingly, states have introduced managed care contracting techniques in the administration of Medicaid programs. Such mechanisms could have the impact of reducing utilization of and reimbursement to lessee-operated facilities.

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

         Skilled nursing facilities may need to restructure their operations to accommodate the new Medicare Prospective Payment System reimbursement. In part because of the uncertainty as to the effect of the Prospective Payment System on skilled nursing facilities, in November 1998, Standard & Poor's placed many skilled nursing facility companies on a "credit watch" because of the potential negative impact of the implementation of the Prospective Payment System on the financial condition of skilled nursing facilities, including the ability to make interest and principal payments on outstanding borrowings. The financial condition of many long-term care providers continued to erode during the past year, in part due to the implementation of the Medicare Prospective Payment System and a number of long-term care providers filed for bankruptcy protection during 1999 and the first quarter of 2000. Our tenants that have filed for Chapter XI bankruptcy protection are Sun Healthcare Group, Integrated Health Services, Inc., Mariner Post-Acute Network, Inc., Lenox Healthcare, Inc., Texas Health Enterprises, Inc., RainTree Healthcare Corporation and Vencor, Inc.. These tenants and the percentage of our annualized revenues that they represent are discussed more fully under the section entitled "Relationship with Major Operators" and in the footnotes to our financial statements.

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

         Congregate Care and Assisted Living Facilities. Assisted living facilities are subject to federal, state and local licensure, certification and inspection laws. These laws regulate, among other matters, the number of licensed beds, the provision of services, equipment, staffing and operating policies and procedures. Failure to comply with these laws and regulations could result in the denial of reimbursement, the imposition of fines, suspension or decertification from the Medicare and Medicaid program, and in extreme cases, the revocation of a facility's license or closure of a facility. Such actions may have an effect on the revenues of the operators of properties owned by us and therefore adversely impact us.

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

         Rehabilitation Hospitals. Rehabilitation hospitals are subject to extensive federal, state and local legislation, regulation, inspection and licensure requirements similar to those of acute care hospitals. Many states have adopted a "patient's bill of rights" which provides for certain higher standards for patient care that are designed to decrease restrictions and enhance dignity in treatment.

HEALTHCARE REFORM

         The healthcare industry has continually faced various challenges, including increased government and private payor pressure on healthcare providers to control costs, the migration of patients from acute care facilities into extended care and home care settings and the vertical and horizontal consolidation of healthcare providers. The pressure to control healthcare costs intensified during 1994 and 1995 as a result of the national healthcare reform debate and continues as Congress attempted to slow the rate of growth of federal healthcare expenditures as part of its effort to balance the federal budget.

         In addition to the reforms enacted and considered by Congress from time to time, state legislatures periodically consider various healthcare reform proposals. Changes in the law, new interpretations of existing laws, and changes in payment methodology may have a dramatic effect on the definition of permissible or impermissible activities, the relative costs associated with doing business and the amount of reimbursement by both government and other third-party payors. These changes may be applied retroactively. The ultimate timing or effect of legislative efforts cannot be predicted and may impact us in different ways.

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

         In addition, the Balanced Budget Act of 1997 strengthens the anti-fraud and abuse laws to provide for stiffer penalties for fraud and abuse violations. The Balanced Budget Act of 1997 signed by President Clinton on August 5, 1997, is expected to produce several billion dollars in net savings for Medicaid over five years. In addition, the Balanced Budget Act repealed the Boren Amendment under which states were required to pay long-term care providers, including skilled nursing facilities, rates that are "reasonable and adequate to meet the cost which must be incurred by efficiently and economically operated facilities." As a result of the repeal of the Boren Amendment, states are now required by the Balanced Budget Act for skilled nursing facilities to:

         o        Use a public process for determining rates

         o Publish proposed and final rates, the methodologies underlying the rates, and justifications for the rates

         o        Give methodologies and justifications

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

         In November 1999, President Clinton signed into law the Medicare, Medicaid and State Children's Health Insurance Programs Balanced Budget Refinement Act of 1999 ("Budget Refinement Act") which reduces some of the reimbursement cutbacks under the Balanced Budget Act. The Budget Refinement Act delays implementation of cost-cutting measures and increases payments from the Balanced Budget Act to some sectors of the healthcare industry. Long-term care facilities will receive increased payments under the Budget Refinement Act. The reduction in disproportionate share hospital funding will not be as steep. The change to a PPS system for outpatient hospital services will be budget neutral and not result in reduced reimbursement. Other changes also ameliorate changes required by the Balanced Budget Act. The extent of the relief provided by the Budget Refinement Act is estimated to be $16 billion over five years.

         The Health Insurance Portability and Accountability Act of 1996 requires a significant overhaul of healthcare information systems to protect individual medical information. In November 1999, the Department of Health and Human Services released proposed regulations to protect the confidentiality of individual health information. Although the final regulations have not yet been released, the cost to the healthcare industry of complying with such regulations may exceed the cost of complying with Year 2000 issues.

         In addition to the reforms enacted and considered by Congress from time to time, state legislatures periodically consider various healthcare reform proposals. Congress and state legislatures can be expected to continue to review and assess alternative healthcare delivery systems and payment methodologies and public debate of these issues can be expected to continue in the future. There are numerous initiatives at the federal and state levels for comprehensive reforms affecting the payment for and availability of healthcare services. Changes in the law, new interpretations of existing laws, and changes in payment methodology may have a dramatic effect on the definition of permissible or impermissible activities, the relative costs associated with doing business and the amount of reimbursement by both government and other third-party payors. These changes may be applied retroactively. The ultimate timing or effect of legislative efforts cannot be predicted and may impact us in different ways.

         In 1998, health expenditures in the United States amounted to $1.1 trillion, representing 13.5 percent of Gross Domestic Product. The Health Care Financing Administration reports that 1998 spending for healthcare continued a five year trend of low growth below six percent annually, but reflected the highest annual percentage increase since 1993. Also, for the first time in a decade, public spending grew more slowly than private healthcare spending. The primary reason for the slow growth in public spending was Medicare, which was significantly affected by the adoption of reimbursement restriction measures in the Balanced Budget Act of 1997. Fraud savings also contributed. Because economic growth generally matched growth in healthcare spending since 1993, the healthcare share of gross domestic product has remained roughly the same since 1993. We believe that government and private efforts to contain or reduce healthcare costs will continue. These trends are likely to lead to reduced or slower growth in reimbursement for certain services provided by some of our lessees. We believe that the vast nature of the healthcare industry, the financial strength and operating flexibility of our operators and the diversity of our portfolio will mitigate the impact of any such diminution in reimbursements. However, we cannot predict whether any of the above proposals or any other proposals will be adopted and, if adopted, no assurance can be given that the implementation of such reforms will not have a material adverse effect on our financial condition or results of operations.

OBJECTIVES AND POLICIES

         We are organized to invest in income-producing healthcare related facilities. In evaluating potential investments, we consider such factors as:

         (1)      The geographic area, type of property and demographic profile;

         (2) The location, construction quality, condition and design of the property;

         (3) The current and anticipated cash flow and its adequacy to meet operational needs and lease obligations and to provide a competitive market return on equity to our investors;

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

         There are no limitations on the percentage of our total assets that may be invested in any one property or partnership. The Investment Committee of the Board of Directors may establish limitations as it deems appropriate from time to time. No limits have been set on the number of properties in which we will seek to invest, or on the concentration of investments in any one facility or any one city or state. We acquire our investments primarily for income.

         At December 31, 1999, we had three series of preferred stock and two classes of debt securities which are senior to the common stock. We may, in the future, issue additional debt or equity securities which will be senior to the common stock. We have authority to offer shares of its capital stock in exchange for investments which conform to its standards and to repurchase or otherwise acquire its shares or other securities.

         We may incur additional indebtedness when, in the opinion of its management and directors, it is advisable. For short-term purposes we from time to time negotiate lines of credit, or arranges for other short-term borrowings from banks or otherwise. We arrange for long-term borrowings through public offerings or from institutional investors.

         In addition, we may incur additional mortgage indebtedness on real estate which we have acquired through purchase, foreclosure or otherwise. Where leverage is present on terms deemed favorable, we invest in properties subject to existing loans, or secured by mortgages, deeds of trust or similar liens on the properties. We also may obtain non-recourse or other mortgage financing on unleveraged properties in which it has invested or may refinance properties acquired on a leveraged basis.

         In July 1990, we adopted a rights agreement whereby we distributed a dividend of one right for each outstanding share of common stock and authorized the distribution of one right with respect to each subsequently issued share. Each right, as adjusted for our 1992 stock split, will entitle its holder to purchase one-half of a share of our common stock at an exercise price of $47.50 per share. The rights will become exercisable if a person acquires 15% or more of our outstanding common stock or makes a tender offer which will result in the person's owning 30% or more of our common stock. Under certain circumstances, the rights will entitle the holders to purchase shares of our common stock, or securities of an entity that acquires us, at one-half market value. We may redeem the rights at any time prior to a person's acquiring 15% of our common stock. The rights are intended to protect our stockholders from takeover tactics that could deprive them of the full value of their shares.

         We will not, without the prior approval of a majority of directors, acquire from or sell to any director, officer or employee of HCPI, or any affiliate thereof, as the case may be, any of our assets or other property.

         We provide to our stockholders annual reports containing audited financial statements and quarterly reports containing unaudited information.

         The policies set forth herein have been established by our Board of Directors and may be changed without stockholder approval.

                         Health Care Property Investors
-----------------------------------------|
|
|-- Texas HCP, Inc.        |                            | HCPI/San Antonio LP
|           100%           |            99%             |      90%
|                          |--Texas HCP Holding, L.P. --|-------------------
|-- Texas HCP G.P., Inc.   |             1%             | Ft. Worth-Cal Assoc. LLC
|        100%              |                            |      80%
|
|-- HCPI Trust
|        100%
|
|-- HCPI Knightdale, Inc.
|        100%
|
|-- HCPI Charlotte, Inc.
|        100%
|
|-- HCPI Mortgage Corp.
|        100%
|
|-- Meadowdome LLC
|        100%
|
|-- AHE of Somerville, Inc.
|        100%
|
|-- AHP of Nevada, Inc.
|         100%
|
|-- AHP of Washington, Inc.
|         100%
|
|-- AHP of California, Inc.
|         100%
|
|-- AHE Leasing Co.
|         100%
|
|-- Tucson-Cal Associates, LLC
|         100%
|
|-- Consolidated Partnerships and Limited Liability Companies:
         Health Care Property Partners - 77%
         HCPI/Colorado Springs LP - 97%
         HCPI Indiana LLC - 90%
         HCPI Kansas LP - 97%
         HCPI/Little Rock LP - 97%
         HCPI/Utah LLC - 67% (Owns 100% of HCPI Davis North LLC)
         Cambridge Medical Properties, LLC - 99.95%
         Fayetteville Health Associates LP - 97%
         Wichita Health Associates LP - 97%
         Various Non-Consolidated LLCs*

* HCPI is non-managing member and has a 45%-80% interest in the following limited liability companies:

         Louisiana-Two Associates, LLC - 80%    Vista-Cal Associates, LLC - 80%
         Oak City-Cal Associates, LLC -80%      Arborwood Living Center, LLC - 45%
         Oklahoma-Four Associates, LLC - 80%    Edgewood Assisted Living LLC - 45%
         Perris-Cal Associates, LLC - 80%       Greenleaf Living Center LLC - 45%
         Ponca-Cal Associates, LLC - 80%        Seminole Shores Living Center - 45%
         Statesboro Associates, LLC - 80%

ITEM 2.  PROPERTIES

         See Item 1. for details.

ITEM 3.  LEGAL PROCEEDINGS

         During 1999, we were not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         A Special Meeting of Stockholders was held on November 3, 1999 for the purpose of approving the merger between HCPI and American Health Properties, Inc. The merger was approved by the following vote:

           Shares Voted               Shares Voted               Shares               Broker
               "For"                    "Against"             Abstaining            Non-Votes
         ------------------         -----------------         ----------            ---------
           22,854,473                    268,104                299,498                [0]


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is listed on the New York Stock Exchange. Set forth below for the fiscal quarters indicated are the reported high and low closing prices of our common stock on the New York Stock Exchange.

                        1999                   1998                  1997
                  High        Low         High       Low        High      Low
-------------------------------------------------------------------------------
First Quarter    $31 3/8    $26 5/8     $39 1/4   $35 13/16   $37 1/8   $33 1/8
Second Quarter    32 15/16   27 5/16     37        33 7/16     35 3/4    32
Third Quarter     28 9/16    24 11/16    37 1/2    30 3/16     38 3/4    35 7/8
Fourth Quarter    27 1/8     21 15/16    35 9/16   28 7/8      40 5/16   37 5/8

         As of March 1, 2000 there were approximately 3,668 stockholders of record and approximately 64,000 beneficial stockholders of our common stock.

         It has been our policy to declare quarterly dividends to the common stock shareholders so as to comply with applicable sections of the Internal Revenue Code governing REITs. The cash dividends per share we paid on common stock are set forth below:

                 1999            1998             1997
                 ----            ----             ----
First Quarter    $.68            $.64             $.60
Second Quarter    .69             .65              .61
Third Quarter     .70             .66              .62
Fourth Quarter    .71             .67              .63

         Bremner & Wiley. On December 4, 1998, we completed the acquisition of a managing member interest in HCPI/Indiana, LLC, a Delaware limited liability company ("HCPI/Indiana"). In connection with the acquisition, several limited partnerships affiliated with James D. Bremner made a capital contribution to HCPI/Indiana of a portfolio of seven medical office buildings with an equity value (net of assumed debt) of approximately $6.7 million. In exchange for this capital contribution, the contributing limited partnerships designated their constituent partners to receive approximately $3.9 million in cash and 89,452 non-managing member units of HCPI/Indiana (representing a minority interest in HCPI/Indiana). HCPI/Indiana also issued 781,213 managing member units to us in exchange for a capital contribution of approximately $24.6 million.

         Beginning on December 4, 1999, the non-managing member units could be exchanged for common stock or, at our option, for cash. The non-managing member units are exchangeable for common stock on a one for one basis (subject to certain adjustments, such as stock splits and reclassifications) or for an amount of cash equal to the then-current market value of the shares of common stock into which the non-managing member units may be exchanged.
HCPI/Indiana relied on the exemption provided by Section 4(2) of the Securities Act, in connection with the issuance and sale of the non-managing member units. We have filed a registration statement with respect to the exchange of units for our common stock.

         Boyer. On January 25, 1999, we completed the acquisition of a managing member interest in HCPI/Utah, LLC, a Delaware limited liability company ("HCPI/Utah"), in exchange for a cash contribution of approximately $18.9 million. In connection with this acquisition, several limited liability companies and general partnerships affiliated with The Boyer Company, L.C. ("Boyer") contributed a portfolio of 14 medical office buildings (including two ground leaseholds associated therewith) to HCPI/Utah with an aggregate equity value (net of assumed debt) of approximately $18.9 million. In exchange for this capital contribution, the contributing entities received 593,249 non-managing member units of HCPI/Utah. HCPI/Utah also issued 590,555 managing member units to HCPI. At the initial closing, HCPI/Utah was also granted the right to acquire five additional medical office buildings. During 1999, two of the five buildings were contributed to HCPI/Utah and the contributing entities received 48,212 non-managing member units of HCPI/Utah and 707,663 managing member units were issued to us. In addition, HCPI and HCPI/Utah agreed with Boyer that it would not acquire the medical office building known as Old Mill. HCPI anticipates that the contribution of the remaining two medical office buildings to HCPI/Utah will be completed by December 31, 2000. The Amended and Restated Limited Liability Company Agreement of HCPI/Utah provides that only we are authorized to act on behalf of HCPI/Utah and that we have responsibility for the management of its business.

         The non-managing member units issued in connection with the initial closing became exchangeable for common stock on January 25, 2000 and the non-managing member units issued in connection with the subsequent closings will become exchangeable twelve months after the last issuance of units. The non-managing member units are exchangeable for common stock on a one for one basis (subject to certain adjustments, such as stock splits and reclassifications) or for an amount of cash equal to then-current market value of the shares of common stock into which the non-managing member units may be exchanged. HCPI/Utah relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, in connection with the issuance and sale of the non-managing member units. We have filed a registration statement with respect to the exchange of units for our common stock.

         Cambridge. On November 21, 1997, we completed the acquisition of a managing member interest in Cambridge Medical Properties, LLC, a Delaware limited liability company ("CMP"). In connection with the acquisition, Cambridge Medical Center of San Diego, LLC ("Cambridge") made a capital contribution to CMP of real property and improvements with an equity value (net of assumed debt) of $6.5 million in exchange for $1 million in cash and 142,450 non-managing member units of CMP (representing a minority interest in CMP). CMP also issued 1,048,951 units of membership interest to us in exchange for a capital contribution of $40.5 million.

         Beginning on November 21, 1998, the non-managing member units held by Cambridge could be exchanged for common stock or, at our option, for cash. The non-managing member units are exchangeable for common stock on a one for one basis (subject to certain adjustments, such as stock splits and reclassifications) or for an amount of cash equal to the then-current market value of the shares of common stock into which the non-managing member units may be exchanged. CMP relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, in connection with the issuance and sale of the non-managing member units. As of December 31, 1999, only 550 non-managing member units were outstanding and if they are presented for exchange we intend to cash them out.

ITEM 6. SELECTED FINANCIAL DATA

        Set forth below is our selected financial data as of and for the years ended December 31, 1999, 1998, 1997, 1996, and 1995.

                                                                 Year Ended December 31,
                                          1999            1998            1997            1996            1995
                                       ----------      ----------      ----------      ----------      ----------
                                                      (Amounts in thousands, except per share data)

INCOME STATEMENT DATA:
Total Revenue                          $  224,793      $  161,549      $  128,503      $  120,393      $  105,696
Net Income Applicable to
   Common Shares                           78,450          78,635          63,542          60,641          80,266
Basic Earnings per Common Share              2.25            2.56            2.21            2.12            2.83
Diluted Earnings per Common Share            2.25            2.54            2.19            2.10            2.78

BALANCE SHEET DATA:
Total Assets                            2,469,390       1,356,612         940,964         753,653         667,831
Debt Obligations                        1,179,507         709,045         452,858         379,504         299,084
Stockholders' Equity                    1,200,257         595,419         442,269         336,806         339,460

OTHER DATA:
Basic Funds From Operations(1)            114,520          96,255          83,442          80,517          72,911
Cash Flows From Operating
  Activities                              124,117         112,311          87,544          90,585          71,164
Cash Flows Used In Investing
  Activities                              230,460         417,524         205,238         104,797          80,627
Cash Flows Provided By (Used
  In) Financing Activities                109,535         305,633         118,967          15,023           8,535
Dividends Paid                            106,177          89,210          71,926          65,905          60,167
Dividends Paid Per Common Share              2.78           2.620           2.460           2.300           2.140

----------

    (1) We believe that Funds From Operations ("FFO") is an important supplemental measure of operating performance. HCPI adopted the new definition of FFO prescribed by the National Association of Real Estate Investment Trusts (NAREIT). FFO is now defined as Net Income applicable to common shares (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus real estate depreciation, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not, and is not intended to, represent cash generated from operating activities in accordance with generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to Net Income. FFO, as defined by us may not be comparable to similarly entitled items reported by other REITs that do not define it in accordance with the definition prescribed by NAREIT. FFO for the years presented has been restated for the new definition. The following table represents items and amounts being aggregated to compute FFO.

                                               1999            1998            1997            1996            1995
                                            ---------       ---------       ---------       ---------       ---------
Net Income Applicable to Common Shares      $  78,450       $  78,635       $  63,542       $  60,641       $  80,266
Real Estate Depreciation                       44,789          29,577          22,667          20,700          16,691
Joint Venture Adjustments                       1,584           2,096            (720)           (824)           (496)
Gain on Sale of Real Estate Properties        (10,303)        (14,053)         (2,047)             --         (23,550)
                                            ---------       ---------       ---------       ---------       ---------
                                            $ 114,520       $  96,255       $  83,442       $  80,517       $  72,911
                                            =========       =========       =========       =========       =========

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

GENERAL

        Health Care Property Investors, Inc., including its wholly-owned subsidiaries and affiliated joint ventures (HCPI), generally acquires healthcare facilities and leases them on a long-term basis to healthcare providers. On a more limited basis, we provide mortgage financing on healthcare facilities. As of December 31, 1999, our portfolio of properties, including equity investments, consisted of 428 facilities located in 43 states. These facilities are comprised of 176 long-term care facilities, 93 congregate care and assisted living facilities, 82 medical office buildings, 46 physician group practice clinics, 22 acute care hospitals and nine freestanding rehabilitation facilities. Our gross investment in the properties, which includes joint venture acquisitions, was approximately $2,637,000,000 at December 31, 1999.

        On November 4, 1999, American Health Properties, Inc. (AHE) merged with and into HCPI in a stock-for-stock transaction, approved by the stockholders of both companies, with HCPI being the surviving corporation. AHE was a real estate investment trust specializing in healthcare facilities with a portfolio of 72 healthcare properties in 22 states. Under the terms of the merger agreement, each share of AHE common stock was converted into the right to receive 0.78 share of HCPI's common stock and AHE's 8.60% cumulative redeemable preferred stock, series B was converted into shares of HCPI 8.60% series C cumulative redeemable preferred stock. The merger resulted in the issuance of 19,430,115 shares of HCPI's common stock and 4,000,000 depositary shares of HCPI's series C cumulative redeemable preferred stock. Additionally, we assumed AHE's debt comprised of $220 million of senior notes, $56 million of mortgage debt and paid $71 million in cash to replace their revolving line of credit upon consummation of the merger. The transaction was treated as a purchase for financial accounting purposes and, accordingly, the operating results of AHE have been included in our consolidated financial statements effective as of November 4, 1999.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 VS. YEAR ENDED DECEMBER 31, 1998

        Net Income applicable to common shares for the year ended December 31, 1999 totaled $78,450,000 or $2.25 per share on a diluted basis on revenue of $224,793,000. This compares to Net Income applicable to common shares of $78,635,000 or $2.54 per share on a diluted basis on revenue of $161,549,000 for the corresponding period in 1998. Included in Net Income applicable to common shares and earnings per share on a diluted basis for the years ended December 31, 1999 and 1998 is a Gain on Sale of Real Estate Properties of $10,303,000, or $0.27 per share, and $14,053,000, or $0.42 per share, respectively.

        Rental Income for the year ended December 31, 1999 increased by $55,642,000 to $189,800,000. The majority of this increase was generated by a full year of rents on $429,000,000 of property acquisitions made in 1998, rents on $146,000,000 of new property acquisitions made in 1999 and rents on properties acquired in the merger with AHE. The 1999 acquisition activity, most of which is attributable to the acquisition of AHE's portfolio in the merger, represents a significant increase over the acquisition activity of prior years. Tenant Reimbursements increased by $6,970,000 to $9,770,000 from the prior year with a related increase in Facility Operating Expenses of $12,897,000 to $17,950,000 associated with managed medical office buildings. Since

November 1997, we have acquired 70 medical office buildings and multiple clinics that are leased on a gross, modified gross or triple net basis. Gross or modified gross basis means that we are responsible, subject to Tenant Reimbursements, for the payment of property taxes, insurance and other facility related operating expenses. Our increased investment in medical office buildings accounts for the increase in Tenant Reimbursements and Facility Operating Expenses during the last two years.

        Interest Expense for the year ended December 31, 1999 increased by $20,948,000 to $57,701,000. The increase is primarily the result of a full year of interest on the June 1998 issuance of mandatory Par Put Remarketed Securities (MOPPRS) senior debt, an increase in short-term borrowings used to fund investments made during 1998 and 1999 and $343 million in debt assumed in the merger with AHE, all described in more detail below in the "Liquidity and Capital Resources" section. The increase in Depreciation/Non Cash Charges of $15,337,000 to $47,860,000 for the year ended December 31, 1999, is directly related to the new investments discussed above.

        We believe that Funds From Operations (FFO) is the most important supplemental measure of operating performance for a real estate investment trust. (See Note 13 to the Consolidated Financial Statements.) FFO for the year ended December 31, 1999 increased by $18,265,000 to $114,520,000. The increase is mainly attributable to increases in Rental Income and Tenant Reimbursements, as offset by increases in Interest Expense and Facility Operating Expenses which are discussed in more detail above and Preferred Dividends.

YEAR ENDED DECEMBER 31, 1998 VS. YEAR ENDED DECEMBER 31, 1997

        Net Income applicable to common shares for the year ended December 31, 1998 totaled $78,635,000 or $2.54 per share on a diluted basis on revenue of $161,549,000. This compares to Net Income applicable to common shares of $63,542,000 or $2.19 per share on a diluted basis on revenue of $128,503,000 for 1997. Included in Net Income applicable to common shares and earnings per share on a diluted basis for the years ended December 31, 1998 and 1997 is a Gain on Sale of Real Estate Properties of $14,053,000, or $0.42 per share, and $2,047,000, or $0.07 per share, respectively.

        Rental Income for the year ended December 31, 1998 increased by $20,238,000 to $134,158,000. The majority of this increase was generated by rents on $429,000,000 of new property acquisitions made in 1998 and a full year of rents on $226,000,000 of property acquisitions made in 1997. The 1998 acquisition activity represents a significant increase over the acquisition activity of prior years. Tenant Reimbursements increased to $2,800,000 from the prior year with a related increase in Facility Operating Expenses of $4,891,000 associated with the acquisitions of medical office buildings in 1998. Interest and Other Income for the year ended December 31, 1998 increased by $10,008,000 to $24,591,000. The increase in Interest and Other Income was due in part to new loans made during 1998 and late 1997.

        Interest Expense for the year ended December 31, 1998 increased by $7,928,000 to $36,753,000. The increase is primarily the result of an increase in short-term borrowings used to fund the acquisitions made during 1998 and interest related to the June 1998 issuance of Mandatory Par Put Remarketed Securities (MOPPRS) senior debt described in more detail below in the "Liquidity and Capital Resources" section. The increase in Depreciation/Non Cash Charges of $6,867,000 to $32,523,000 for the year ended December 31, 1998 is directly related to the new investments discussed above.

        FFO for the year ended December 31, 1998 increased by $12,813,000 to $96,255,000. The increase is mainly attributable to increases in Rental Income and Interest and Other Income, as offset by increases in Interest Expense and Facility Operating Expenses, which are discussed in more detail above.

LIQUIDITY AND CAPITAL RESOURCES

        We have financed investments through the sale of common and preferred stock, issuance of long-term debt, assumption of mortgage debt, use of short-term bank lines and use of internally generated cash flows. Facilities under construction are generally financed by means of cash on hand or short-term borrowings under our existing bank lines. Management believes that our liquidity and sources of capital are adequate to finance our operations. Future investments in additional facilities will be dependent on availability of cost effective sources of capital.

MTN Financings

        The following table summarizes the MTN financing activities since January 1998:

                                                                                      AMOUNT
     DATE                              MATURITY            COUPON RATE          ISSUED/(REDEEMED)
     ----                              --------            -----------          -----------------
     February 1998                       ---                  9.88%                $ (10,000,000)
     March 1998                        5 years                6.66%                   20,000,000
     April-November 1998                 ---               6.10%-9.70%               (17,500,000)
     November 1998                    3-8 years            7.30%-7.88%                28,000,000
     February 1999                     5 years                6.92%                   25,000,000
     April 1999                        5 years            7.00% - 7.48%               37,000,000
     May 1999                            ---              10.55%-10.57%              (10,000,000)
     November 1999                       ---                  8.81%                   (5,000,000)
     February 2000                       ---                  8.87%                  (10,000,000)
     February 2000                     4 years                9.00%                   25,000,000

Other Senior Debt

        On November 4, 1999, in connection with the merger with AHE, we assumed two series of outstanding senior notes of AHE, consisting of $100,000,000 principal amount of 7.05% senior notes due 2002 and $120,000,000 principal amount of 7.50% senior notes (8.16% effective rate) due 2007. Additionally, we assumed $56,000,000 of AHE's mortgage debt with interest rates ranging from 7.00% to 8.52% due 2003 to 2011.

        At December 31, 1999, we had a total of $102,250,000 in Mortgage Notes Payable secured by 21 healthcare facilities with a net book value of approximately $200,279,000. Interest rates on the Mortgage Notes ranged from 5.75% to 10.63%.

        During June 1998, we issued $200 million of 6.875% Mandatory Par Put Remarketed Securities (MOPPRS) due June 8, 2015, which are subject to mandatory tender on June 8, 2005. We received total proceeds of approximately $203,000,000 (including the present value of a put option associated with the debt) which was used to repay borrowings under our revolving lines of credit. The weighted average cost of the debt including the amortization of the option and offering expenses is 6.77%. The MOPPRS are our senior, unsecured obligations.

Equity Offerings

        Since January 1998, we have completed three equity offerings, summarized in the table below:


                                                      SHARES         EQUITY
      DATE                    ISSUANCE                ISSUED         RAISED        NET PROCEEDS
--------------       --------------------------      ---------    ------------     ------------
April 1998           Common Stock at                   698,752     $23,200,000      $23,000,000
                     $33.2217/share to a Unit
                     Investment Trust

September 1998       8.70% Series B Cumulative       5,385,000    $135,000,000     $130,000,000
                     Redeemable Preferred Stock

May 1999             Common Stock at                 1,000,000     $31,400,000      $29,600,000
                     $31.4375/share


        We used the net proceeds from the equity offerings to pay down or pay off short-term borrowings under our revolving lines of credit. We invested any excess funds in short-term investments until they were needed for acquisitions or development.

        On November 4, 1999, in connection with the merger with AHE, we issued 19,430,115 shares of our common stock and 4,000,000 depositary shares of 8.60% series C cumulative redeemable preferred stock. (See Note 3 to the Consolidated Financial Statements.)

        In January and February 2000, we registered 89,452 and 593,247 shares of common stock for issuance, from time to time, to the holders of non-managing member units in two consolidated subsidiaries, HCPI/Indiana, LLC and HCPI/Utah, LLC, respectively. The non-managing member units are convertible at the non-managing members option into shares of our common stock. At December 31, 1999, stockholders' equity totaled $1,200,257,000 and the debt to equity ratio was .98 to 1.00. For the year ended December 31, 1999, FFO (before interest expense) covered Interest Expense 2.98 to 1.00.

Available Financing Sources

        As of February 2000, we had $372,000,000 available for future financing of debt and equity securities under a shelf registration statement filed with the Securities and Exchange Commission. Of that amount, we have approximately $85,000,000 available under MTN senior debt programs. These amounts may be issued from time to time in the future based on our needs and then existing market conditions.

        On November 3, 1999, we renegotiated our lines of credit with a group of nine banks. We have two revolving lines of credit, one for $103,000,000 that expires on November 2, 2000 and one for $207,000,000 that expires on November 3, 2003. Availability on these lines of credit is reduced by outstanding letters of credit aggregating $3,500,000. As of December 31, 1999, we had $91,000,000 available on these lines of credit. Since 1986 the debt rating agencies have rated our Senior Notes and Convertible Subordinated Notes investment grade. Current ratings are as follows:

                                   Moody's           Standard & Poor's         Duff & Phelps
                                   -------           -----------------         -------------
Senior Notes                        Baa2                    BBB+                   BBB+
Convertible
  Subordinated Notes                Baa3                    BBB                    BBB


        Since our inception in May 1985, we have recorded approximately $804,989,000 in cumulative FFO. Of this amount, we have distributed a total of $667,272,000 to stockholders as dividends on common stock. We have retained the balance of $137,717,000 and used it as an additional source of capital.

        On November 20, 1999, we paid a dividend of $0.71 per common share or $22,752,000 in the aggregate. Total dividends paid on common stock during the year ended December 31, 1999, as a percentage of FFO, was 77%. During the first quarter of 2000, we declared and paid a dividend of $0.72 per common share or approximately $36,938,000 in the aggregate.

Letters of Credit

        At December 31, 1999, we held approximately $800,000 in depository accounts and $60,700,000 in irrevocable letters of credit from commercial banks to secure the obligations of many lessees' lease and borrowers' loan obligations. We may draw upon the letters of credit or depository accounts if there are any defaults under the leases and/or loans. Amounts available under letters of credit could change based upon facility operating conditions and other factors and such changes may be material.

Facility Rollovers

        We have concluded a significant number of "facility rollover" transactions on properties that have been under long-term leases and mortgages. Facility rollover transactions principally include lease renewals and renegotiations, exchanges, sales of properties, and, to a lesser extent, payoffs on mortgage receivables. The annualized impact on a pro forma basis as if the facility rollover transactions had occurred on January 1 of each year was to decrease FFO in each of the years 1997 through 1999 by $1,600,000, $3,100,000 and $3,400,000, respectively. Total rollovers were 12 facilities, 44 facilities and 26 facilities in each of the years 1997 through 1999.

        For the year ending December 31, 2000, we have 14 facilities that are subject to lease expiration and mortgage maturities. These facilities currently represent approximately 1.2% of annualized revenues. For the year ending December 31, 2001, we have 39 facilities that are subject to lease expiration and mortgage maturities. These facilities currently represent approximately 4.0% of annualized revenue.

        During 1997, we reached agreement with Tenet Healthcare Corporation (Tenet) (the holder of substantially all of the option rights under our leases with Vencor, Inc. (Vencor)) whereby Tenet agreed to waive renewal and purchase options, and related rights of first refusal, on up to 51 facilities. As part of these agreements, we have the right to continue to own the facilities. We paid Tenet $5,000,000 in cash, accelerated the purchase option on one acute care hospital leased to Tenet, and reduced Tenet's guarantees on the facilities leased to Vencor. Leases on 20 of those 51 facilities had expiration dates through December 31, 2000. We have increased rents on five of the facilities with leases that expired during 1998, and we believe we will be able to increase rents on other facilities whose lease terms expire in 2001. However, there can be no assurance that we will be able to realize any increased rents on future rollovers. We have completed certain facility rollovers earlier than the scheduled lease expirations or mortgage maturities and will continue to pursue such opportunities where it is advantageous to do so.

YEAR 2000 ISSUE

        The Year 2000 issue was the result of widely used computer programs that identify the year by two digits, rather than by four. It was believed that continued use of these programs may result in widespread computer-generated malfunctions and miscalculations beginning in the year 2000, when the digits "00" are interpreted as "1900." It was believed that those miscalculations could cause disruption of operations including the temporary inability to process transactions such as invoices for payment. Those computer programs that identify the year based on all four digits are considered "Year 2000 compliant." The statements in the following section include "Year 2000 readiness disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998.

        Preparing for Year 2000 had been a high priority for us. Internal and external resources were engaged to achieve Year 2000 readiness. We successfully completed our Year 2000 preparedness plans including the upgrade and replacement of all systems, as well as full-scale testing and implementation of those systems. Our contingency plans were also thoroughly tested. The cost of the foregoing was not material. To date, we have not seen any adverse impact or disruption in cash flows as a result of the Year 2000 transition on any of our systems or those of our lessees or vendors.

        Our remaining exposure to the Year 2000 issue is the possibility that reimbursement delays caused by a failure of federal and state welfare programs responsible for Medicare and Medicaid could adversely affect our tenants' cash flow, resulting in their temporary inability to meet their obligations under our leases. Depending upon the severity of any reimbursement delays and the financial strength of any particular operator, the operations of our tenants could be materially adversely affected, which in turn could have a material adverse effect on our results of operations. To date, we have not seen any adverse effect on our results of operations from the Year 2000 issue.

        Readers are cautioned that statements contained in the "Year 2000 Issue" paragraphs are forward looking and should be read in conjunction with our disclosures under the heading "Cautionary Language Regarding Forward Looking Statements" set forth below.

CAUTIONARY LANGUAGE REGARDING FORWARD LOOKING STATEMENTS

        Statements in this Annual Report that are not historical factual statements are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements include, among other things, statements regarding the intent, belief or expectations of HCPI and its officers and can be identified by the use of terminology such as "may", "will", "expect", "believe", "intend", "plan", "estimate", "should" and other comparable terms or the negative thereof. In addition, we, through our senior management, from time to time make forward looking oral and written public statements concerning our expected future operations and other developments. Shareholders and investors are cautioned that, while forward looking statements reflect our good faith belief and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties. Actual results may differ materially from the expectations contained in the forward-looking statements as a result of various factors. In addition to the factors set forth under the caption Risk Factors in our annual report on Form 10-K, readers should consider the following:

     (a) Legislative, regulatory, or other changes in the healthcare industry at the local, state or federal level which increase the costs of or otherwise affect the operations of our lessees;

     (b) Changes in the reimbursement available to our lessees and mortgagors by governmental or private payors, including changes in Medicare and Medicaid payment levels and the availability and cost of third party insurance coverage;

     (c) Competition for lessees and mortgagors, including with respect to new leases and mortgages and the renewal or rollover of existing leases;

     (d) Competition for the acquisition and financing of healthcare facilities;

     (e) The ability of our lessees and mortgagors to operate our properties in a manner sufficient to maintain or increase revenues and to generate sufficient income to make rent and loan payments;

     (f) Changes in national or regional economic conditions, including changes in interest rates and the availability and cost of capital for us;

     (g) General uncertainty inherent in the Year 2000 issue, particularly the uncertainty of the Year 2000 readiness of third parties who are material to our business, such as public or private healthcare reimbursers, over whom we have no control; and

     (h) The expected benefits from the merger with AHE, such as cost savings, operating efficiencies and other synergies may not be realized due to increased demands on our management resources following the merger.

ITEM 7A.       DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risks related to fluctuations in interest rates on our mortgage loans receivable and on our debt instruments. We provide the following discussion and table presented below to address the risks associated with potential changes in our interest rate environment.

        We provide mortgage loans to operators of healthcare facilities in the normal course of business. All of the mortgage loans receivable have fixed interest rates or interest rates with periodic fixed increases. Therefore, the mortgage loans receivable are all considered to be fixed rate loans, and the current interest rate (the lowest rate) is used in the computation of market risk provided in the table below if material.

        We generally borrow on our short-term bank lines of credit to complete acquisition transactions. We then repay borrowings using proceeds from subsequent long-term debt and equity offerings. We may also assume mortgage notes payable already in place as part of an acquisition transaction. Currently we have two mortgage notes payable with variable interest rates and the remaining mortgage notes payable have fixed interest rates or interest rates with fixed periodic increases. Our Senior Notes and Convertible Subordinated Notes are at fixed rates. The variable rate loans are at interest rates below the current prime rate of 8.75%, and fluctuations are tied to the prime rate or to a rate currently below the prime rate.

        Fluctuation in the interest rate environment will not affect our future earnings and cash flows on our fixed rate debt until that debt matures and must be replaced or refinanced. Interest rate changes will affect the fair value of the fixed rate instruments. Conversely, changes in interest rates on variable rate debt would change our future earnings and cash flows, but not affect the fair value on those instruments. Assuming a one percentage point increase in the interest rate related to the variable rate debt including the mortgage notes payable and the bank lines of credit, and assuming no change in the outstanding balance as of year end, interest expense for 2000 would increase by approximately $2,217,000. Approximately 10% of the increase in interest expense related to the bank lines of credit, or $220,000, would be capitalized into construction projects.

        The principal amount and the average interest rates for the mortgage loans receivable and debt categorized by the final maturity dates is presented in the table below. Certain of the mortgage loans receivable and certain of the debt securities, excluding the convertible debentures, require periodic principal payments prior to the final maturity date. The fair value estimates for the mortgage loans receivable are based on the estimates of management and on rates currently prevailing for comparable loans. The fair market value estimates for debt securities are based on discounting future cash flows utilizing current rates offered to us for debt of the same type and remaining maturity.

                                    |------------------------------------MATURITY-------------------------------------|
                                                                                                                            FAIR
                                       2000      2001        2002         2003         2004     THEREAFTER      TOTAL       VALUE
                                     -------  ---------    --------     --------      -------   ----------   ----------   ----------
ASSETS
    Mortgage Loans Receivable                 $ 15,248     $ 2,503                              $ 143,897    $ 161,648    $ 160,477
    Weighted Average Interest Rate               13.55%      10.16%                                  9.80%       10.16%

LIABILITIES
Variable Rate Debt:

    Bank Notes Payable               12,500                             203,000                                215,500      215,500
    Weighted Average Interest Rate     6.79%                               6.79%                                  6.79%

    Mortgage Notes Payable                                   1,279                                  4,906        6,185        4,959
    Weighted Average Interest Rate                            5.87%                                  5.75%        5.77%

Fixed Rate Debt:

    Senior Notes Payable             10,000     13,000     117,000       31,000       67,000      523,757      761,757      715,729
    Weighted Average Interest Rate     8.00%      7.88%       7.25%        7.09%        7.32%        7.19%        7.22%

    Convertible Subordinated
    Notes Payable                   100,000                                                                    100,000       98,401
    Weighted Average Interest Rate     6.00%                                                                      6.00%

    Mortgage Notes Payable                                     379        9,339       10,367       75,980       96,065       93,522
    Weighted Average Interest Rate                            9.00%        8.52%        7.59%        8.07%        7.80%


        We do not believe that the future market rate risks related to the above securities will have a material impact on us or the results of our future operations. Readers are cautioned that most of the statements contained in these "Disclosures about Market Risk" paragraphs are forward looking and should be read in conjunction with our disclosures under the heading "Cautionary Language Regarding Forward Looking Statements" set forth above.

NEW PRONOUNCEMENTS

        See Note 19 to the financial statements for a discussion of our implementation of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our Consolidated Balance Sheets as of December 31, 1999 and 1998 and Consolidated Statements of Income, Stockholders' Equity, and Cash Flows for the years ended December 31, 1999, 1998 and 1997, together with the Report of Arthur Andersen LLP, Independent Public Accountants, are included elsewhere herein. Reference is made to the "Index to Consolidated Financial Statements."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Our executive officers were as follows on March 22, 2000:

Name                           Age                        Position
---------------------          ----     ----------------------------------------------------
Kenneth B. Roath                64      Chairman, President and Chief Executive Officer
James G. Reynolds               48      Executive Vice President and Chief Financial Officer
Devasis Ghose                   46      Senior Vice President - Finance and Treasurer
Edward J. Henning               47      Senior Vice President, General Counsel and Corporate Secretary
Stephen R. Maulbetsch           43      Senior Vice President - Acquisitions

        There is hereby incorporated by reference the information appearing under the captions "Board of Directors and Officers" and "Compliance with
Section 16(a) of the Securities Exchange Act of 1934" in the Registrant's definitive proxy statement relating to its Annual Meeting of Stockholders to be held on May 9, 2000.

ITEM 11. EXECUTIVE COMPENSATION

        There is hereby incorporated by reference the information under the caption "Executive Compensation" in the Registrant's definitive proxy statement relating to its Annual Meeting of Stockholders to be held on May 9, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        There is hereby incorporated by reference the information under the captions "Principal Stockholders" and "Board of Directors and Officers" in the Registrant's definitive proxy statement relating to its Annual Meeting of Stockholders to be held on May 9, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        There is hereby incorporated by reference the information under the caption "Certain Transactions" in the Registrant's definitive proxy statement relating to its Annual Meeting of Stockholders to be held on May 9, 2000.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS
                    ON FORM 8-K

        a)     Financial Statements:

               1)     Report of Independent Public Accountants

               2)     Financial Statements

               Consolidated Balance Sheets - December 31, 1999 and 1998

               Consolidated Statements of Income - for the years ended December
                     31, 1999, 1998 and 1997

               Consolidated Statements of Stockholders' Equity - for the years ended December 31, 1999, 1998 and 1997

               Consolidated Statements of Cash Flows - for the years ended
                     December 31, 1999, 1998 and 1997

               Notes to Consolidated Financial Statements

               Note - All schedules have been omitted because the required information is presented in the financial statements and the related notes or because the schedules are not applicable.

        b)     Reports on Form 8-K:

               On November 5, 1999, HCPI filed a Current Report on Form 8-K dated November 4, 1999, reporting the completion of the merger between American Health Properties and HCPI.

               On November 19, 1999, HCPI filed Amendment No. 1 to its Current Report on Form 8-K/A stating that the required financial statements regarding the merger of American Health Properties and HCPI would be filed on or about December 15, 1999.

               On December 15, 1999, HCPI filed Amendment No. 2 to its Current Report on Form 8-K/A containing the following financial statements:

               Consolidated Balance Sheets of American Health Properties, Inc. -
                  December 31, 1998 and 1997

               Consolidated Statements of Operations of American Health
                  Properties, Inc. - for the years ended December 31, 1998, 1997 and 1996

               Consolidated Statements of Stockholders' Equity of American
                  Health Properties, Inc. - for the years ended December 31, 1998, 1997 and 1996

               Consolidated Statements of Cash Flows of American Health
                  Properties, Inc. - for the years ended December 31, 1998, 1997 and 1996

               Notes to Consolidated Financial Statements of American Health
                  Properties, Inc.

               Consolidated Condensed Balance Sheets of American Health
                  Properties, Inc. - June 30, 1999 and December 31, 1998

               Consolidated Condensed Statements of Operations of American
                  Health Properties, Inc. - for the three months ended June 30, 1999 and 1998 and for the six months ended June 30, 1999 and 1998

               Consolidated Condensed Statements of Cash Flows of American
                  Health Properties, Inc. - for the six months ended June 30, 1999 and 1998

               Notes to Consolidated Condensed Financial Statements of American
                  Health Properties, Inc.

               Unaudited Pro Forma Combined Balance Sheet of HCPI as of
                  September 30, 1999

               Unaudited Pro Forma Combined Statement of Income of HCPI for the
                  nine months ended September 30, 1999

               Unaudited Pro Forma Combined Statement of Income of HCPI for the
                  year ended December 31, 1998

               Notes to Unaudited Pro Forma Combined Financial Statements of
                  HCPI

        c)     Exhibits:

               2.1 Agreement and Plan of Merger, dated as of August 4, 1999, between HCPI and American Health Properties, Inc.
                      (incorporated herein by reference to exhibit 2.1 to HCPI's current report on form 8-K dated August 4, 1999).

               3.1 Articles of Restatement of HCPI (incorporated herein by reference to exhibit 3.1 to HCPI's annual report on form
                      10-K for the year ended December 31, 1994).

               3.2 Second amended and restated bylaws of HCPI (incorporated herein by reference to exhibit 3.2 of HCPI's quarterly report on form 10-Q for the period ended March 31, 1999).

               3.3    Articles supplementary establishing the terms of the 7
                      7/8% Series A Cumulative Redeemable Preferred Stock
                      (incorporated by reference to exhibit 2.3 to HCPI's registration statement on form 8-A filed on September 25,
                      1997).

               3.4 Articles supplementary establishing and fixing the rights and preferences of the 8.70% Series B Cumulative Preferred
                      Stock (incorporated herein by reference to exhibit 3.3 to HCPI's registration statement on form 8-A dated September
                      2, 1998).

               3.5 Articles supplementary establishing and fixing the rights and preferences of the 8.60% Series C Cumulative
                      Redeemable Preferred Stock (incorporated herein by reference to exhibit 2.1 to HCPI's current report on form
                      8-K dated August 4, 1999).

               4.1 Rights agreement, dated as of July 5, 1990, between HCPI and Manufacturers Hanover Trust Company of California, as rights agent (incorporated herein by reference to exhibit
                      1 to HCPI's registration statement on form 8-A filed on July 17, 1990).

               4.2    Indenture, dated as of September 1, 1993, between HCPI and
                      The Bank of New York, as Trustee, with respect to the Series B
                      Medium Term Notes and the Senior Notes due 2006
                      (incorporated by reference to exhibit 4.1 to HCPI's registration statement on form S-3 dated September 9,
                      1993).

               4.3    Indenture, dated as of April 1, 1989, between HCPI and The
                      Bank of New York for Debt Securities (incorporated by reference to exhibit 4.1 to HCPI's registration statement on form S-3 dated March 20, 1989).

               4.4 Form of Fixed Rate Note (incorporated by reference to exhibit 4.2 to HCPI's registration statement on form S-3 dated March 20, 1989).

               4.5 Form of Floating Rate Note (incorporated by reference to exhibit 4.3 to HCPI's registration statement on form S-3 dated March 20, 1989).

               4.6 Registration Rights Agreement, dated November 21, 1997, between HCPI and Cambridge Medical Center of San Diego,
                      LLC (incorporated by reference to exhibit 4.6 to HCPI's annual report on form 10-K for the year ended December 31,
                      1997).

               4.7    First Amendment to Rights Agreement dated as of January
                      28, 1999 between HCPI and The Bank of New York
                      (incorporated by reference to exhibit 4.7 to HCPI's annual report on form 10-K for the year ended December 31, 1998).

               4.8 Registration Rights Agreement dated November 20, 1998 between HCPI and James D. Bremner (incorporated by reference to exhibit 4.8 to HCPI's annual report on form
                      10-K for the year ended December 31, 1999). This exhibit is identical in all material respects to two other documents except the parties thereto. The parties to these other documents, other than HCPI, were James P. Revel and Michael F. Wiley.

               4.9 Registration Rights Agreement dated January 20, 1999 between HCPI and Boyer Castle Dale Medical Clinic, L.L.C.
                      (incorporated by reference to exhibit 4.9 to HCPI's annual report on form 10-K for the year ended December 31, 1999).
                      This exhibit is identical in all material respects to 13 other documents except the parties thereto. The parties to these other documents, other than HCPI, were Boyer
                      Centerville Clinic Company, L.C., Boyer Elko, L.C., Boyer
                      Desert Springs, L.C., Boyer Grantsville Medical, L.C.,
                      Boyer-Ogden Medical Associates, LTD., Boyer Ogden Medical
                      Associates No. 2, LTD., Boyer Salt Lake Industrial Clinic
                      Associates, LTD., Boyer-St. Mark's Medical Associates,
                      LTD., Boyer McKay-Dee Associates, LTD., Boyer St. Mark's
                      Medical Associates #2, LTD., Boyer Iomega, L.C., Boyer
                      Springville, L.C., and - Boyer Primary Care Clinic
                      Associates, LTD. #2.

               4.10   Form of Deposit Agreement (including form of Depositary
                      Receipt with respect to the Depositary Shares, each representing one-one hundredth of a share of our 8.60%
                      Cumulative Redeemable Preferred Stock, Series C) dated as of November 4, 1999 by and among HCPI, ChaseMellon
                      Shareholder Services, L.L.C. and the holders from time to time of the Depositary Shares described therein
                      (incorporated herein by reference to exhibit 4 to HCPI's registration statement on form 8-A filed on November 4,
                      1999).

               4.11   Indenture, dated as of January 15, 1997, between American
                      Health Properties, Inc. and The Bank of New York, as trustee (incorporated herein by reference to exhibit 4.1 to American Health Properties, Inc.'s current report on form 8-K (file no. 001-09381), dated January 21, 1997).

               4.12   First Supplemental Indenture, dated as of November 4,
                      1999, between HCPI and The Bank of New York, as trustee
                      (incorporated by reference to HCPI's quarterly report on form 10-Q for the period ended September 30, 1999).

               10.1   Amendment No. 1, dated as of May 30, 1985, to Partnership
                      Agreement of Health Care Property Partners, a California general partnership, the general partners of which consist of HCPI and certain affiliates of Tenet (incorporated by reference to exhibit 10.1 to HCPI's annual report on form
                      10-K for the year ended December 31, 1985).

               10.2   HCPI Second Amended and Restated Directors Stock Incentive
                      Plan (incorporated by reference to exhibit 10.43 to HCPI's quarterly report on form 10-Q for the period ended March
                      31, 1997).*

               10.3   HCPI Second Amended and Restated Stock Incentive Plan
                      (incorporated by reference to exhibit 10.44 to HCPI's quarterly report on form 10-Q for the period ended March
                      31, 1997).*

               10.4   HCPI Second Amended and Restated Directors Deferred
                      Compensation Plan (incorporated by reference to exhibit
                      10.45 to HCPI's quarterly report on form 10-Q for the period ended September 30, 1997).*

               10.5   Employment Agreement dated April 28, 1988 between HCPI and
                      Kenneth B. Roath (incorporated by reference to exhibit
                      10.27 to HCPI's annual report on form 10-K for the year ended December 31, 1988).*

               10.6   First Amendment to Employment Agreement dated February 1,
                      1990 between HCPI and Kenneth B. Roath (incorporated by reference to Appendix B of HCPI's annual report on form
                      10-K for the year ended December 31, 1990).*

               10.7 HCPI Executive Retirement Plan (incorporated by reference to exhibit 10.28 to HCPI's annual report on Form 10-K for the year ended December 31, 1987).*

               10.8   Amendment No. 1 to HCPI Executive Retirement Plan
                      (incorporated by reference to exhibit 10.39 to HCPI's annual report on form 10-K for the year ended December 31,
                      1995).*

               10.9 Stock Transfer Agency Agreement between HCPI and The Bank of New York dated as of July 1, 1996 (incorporated by reference to exhibit 10.40 to HCPI's quarterly report on form 10-Q for the period ended September 30, 1996).

               10.10  Amended and Restated $45,000,000 Revolving Credit
                      Agreement dated as of October 22, 1997 and amended and restated as of September 30, 1998 among HCPI, the banks named herein and The Bank of New York and BNY Capital
                      Markets, Inc. (incorporated by reference to exhibit 10.1 to HCPI's quarterly report on form 10-Q for the period ended September 30, 1998).

               10.11  Amended and Restated $135,000,000 Revolving Credit
                      Agreement dated as of October 22, 1997 and amended and restated as of September 30, 1998 among HCPI, the banks named herein and The Bank of New York and BNY Capital
                      Markets, Inc. (incorporated by reference to exhibit 10.2 to HCPI's quarterly report on form 10-Q for the period ended September 30, 1998).

               10.12 Amended and Restated Limited Liability Company Agreement dated November 20, 1998 of HCPI/Indiana, LLC (incorporated by reference to exhibit 10.15 to HCPI's annual report on form 10-k for the year ended December 31, 1998).

               10.13 Amended and Restated Limited Liability Company Agreement dated January 20, 1999 of HCPI/Utah, LLC (incorporated by reference to exhibit 10.16 to HCPI's annual report on form
                      10-K for the year ended December 31, 1998).

               10.14  First Amendment to Second Amended and Restated Directors
                      Stock Incentive Plan, effective as of November 3, 1999
                      (incorporated by reference to exhibit 10.1 to HCPI's quarterly report on form 10-Q for the period ended
                      September 30, 1999).

               10.15  Second Amendment to Second Amended and Restated Directors
                      Stock Incentive Plan, effective as of January 4, 2000.

               10.16 Second Amendment to Second Amended and Restated Directors Deferred Compensation Plan, effective as of November 3, 1999 (incorporated by reference to exhibit 10.2 to HCPI's quarterly report on form 10-Q for the period ended September 30, 1999).

               10.17 Fourth Amendment to Second Amended and Restated Director Deferred Compensation Plan, effective as of January 4, 2000.

               10.18 First Amendment to Second Amended and Restated Stock Incentive Plan effective as of November 3, 1999 (incorporated by reference to exhibit 10.3 to HCPI's quarterly report on form 10-Q for the period ended September 30, 1999).

               10.19 Revolving Credit Agreement, dated as of November 3, 1999, among HCPI, each of the banks identified on the signature pages hereof, The Bank of New York, as agent for the banks and as issuing bank, and Bank of America, N.A. and Wells Fargo Bank, N.A., as co-documentation agents, with BNY Capital Markets, Inc., as lead arranger and Book Manager (incorporated by reference to exhibit 10.4 to HCPI's quarterly report on form 10-Q for the period ended September 30, 1999).

               10.20 364-Day Revolving Credit Agreement, dated as of November 3, 1999 among HCPI, each of the banks identified on the signature pages hereof, The Bank of New York, as agent for the banks, and Bank of America, N.A. and Wells Fargo Bank, N.A., as co-documentation agents, with BNY Capital Markets, Inc., as lead arranger and book manager (incorporated by reference to exhibit 10.5 to HCPI's quarterly report on form 10-Q for the period ended September 30, 1999).

               21.1   List of Subsidiaries.

               23.1   Consent of Independent Public Accountants.

               27.1   Financial Data Schedule.

               *  Management Contract or Compensatory Plan or Arrangement.

        For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statement on Form S-8 No.s 33-28483 and 333-90353 filed May 11, 1989 and November 5, 1999, respectively.

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

Dated: March 29, 2000

                      HEALTH CARE PROPERTY INVESTORS, INC.
                                  (Registrant)


                      /s/  Kenneth B. Roath
                      ---------------------------------------------
                      Kenneth B. Roath, Chairman of the Board of
                      Directors, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date                                Signature and Title



March 29, 2000                      /s/ Kenneth B. Roath
                                    --------------------------------------------
                                    Kenneth B. Roath, Chairman of the Board of
                                    Directors, President and Chief Executive
                                    Officer (Principal Executive Officer)




March 29, 2000                      /s/ James G. Reynolds
                                    --------------------------------------------
                                    James G. Reynolds, Executive Vice President
                                    and Chief Financial Officer
                                    (Principal Financial Officer)




March 29, 2000                      /s/ Devasis Ghose
                                    --------------------------------------------
                                    Devasis Ghose, Senior Vice President-
                                    Finance and Treasurer (Principal Accounting
                                    Officer)

March 29, 2000                      /S/ Paul V. Colony
                                    --------------------------------------------
                                    Paul V. Colony, Director




March 29, 2000                      /S/ Robert R. Fanning
                                    --------------------------------------------
                                    Robert R. Fanning, Jr., Director




March 29, 2000                      /S/ Michael D. McKee
                                    --------------------------------------------
                                    Michael D. McKee, Director




March 29, 2000                      /S/ Orville E. Melby
                                    --------------------------------------------
                                    Orville E. Melby, Director




March 29, 2000                      /S/ Harold M. Messmer, Jr.
                                    --------------------------------------------
                                    Harold M. Messmer, Jr., Director




March 29, 2000                      /S/ Peter L. Rhein
                                    --------------------------------------------
                                    Peter L. Rhein, Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                 Pages
                                                                 -----
Report of Independent Public Accountants                           F-2


Consolidated Balance Sheets - as of December 31, 1999 and 1998     F-3

Consolidated Statements of Income -
  for the years ended December 31, 1999, 1998 and 1997             F-4

Consolidated Statements of Stockholders' Equity -
  for the years ended December 31, 1999, 1998 and 1997             F-5

Consolidated Statements of Cash Flows -
  for the years ended December 31, 1999, 1998 and 1997             F-6

Notes to Consolidated Financial Statements                         F-7 -- F-25

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Health Care Property Investors, Inc.:


        We have audited the accompanying consolidated balance sheets of Health Care Property Investors, Inc. (a Maryland corporation) as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Health Care Property Investors, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.




                                            ARTHUR ANDERSEN LLP

Orange County, California
January 18, 2000

                      HEALTH CARE PROPERTY INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS
                (Dollar amounts in thousands, except par values)

                                                                         December 31,
                                                                 -----------------------------
                                                                    1999             1998
                                                                 -----------       -----------
ASSETS

Real Estate Investments
     Buildings and Improvements                                  $ 2,147,592       $ 1,143,077
     Accumulated Depreciation                                       (230,509)         (190,941)
                                                                 -----------       -----------
                                                                   1,917,083           952,136
     Construction in Progress                                         20,312            26,938
     Land                                                            255,593           152,045
                                                                 -----------       -----------
                                                                   2,192,988         1,131,119
Loans Receivable                                                     193,157           154,363
Investments in and Advances to Joint Ventures                         47,642            54,478
Other Assets                                                          27,907            12,148
Cash and Cash Equivalents                                              7,696             4,504
                                                                 -----------       -----------

TOTAL ASSETS                                                     $ 2,469,390       $ 1,356,612
                                                                 ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Bank Notes Payable                                               $   215,500       $    88,000
Senior Notes Payable                                                 761,757           499,162
Convertible Subordinated Notes Payable                               100,000           100,000
Mortgage Notes Payable                                               102,250            21,883
Accounts Payable, Accrued Expenses and Deferred Income                49,222            28,758
Minority Interests in Joint Ventures                                  16,564            20,576
Minority Interests Convertible into Common Stock                      23,840             2,814
Commitments
Stockholders' Equity:
  Preferred Stock, $1.00 par value: Authorized - 50,000,000
    shares; 11,745,000 and 7,785,000 shares outstanding as of
    December 31, 1999 and 1998                                       275,041           187,847
  Common Stock, $1.00 par value; 100,000,000
    shares authorized; 51,421,191 and 30,987,536
    outstanding as of December 31, 1999 and 1998                      51,421            30,987
  Additional Paid-In Capital                                         940,471           433,309
  Cumulative Net Income                                              628,151           531,926
  Cumulative Dividends                                              (694,827)         (588,650)
                                                                 -----------       -----------
Total Stockholders' Equity                                         1,200,257           595,419
                                                                 -----------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 2,469,390       $ 1,356,612
                                                                 ===========       ===========


       The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      HEALTH CARE PROPERTY INVESTORS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                (Amounts in thousands, except per share amounts)


                                                          Year Ended December 31,
                                                -----------------------------------------

                                                   1999           1998          1997
                                                ---------       ---------       ---------
REVENUE

Rental Income                                   $ 189,800       $ 134,158       $ 113,920
Tenant Reimbursements                               9,770           2,800              --
Interest and Other Income                          25,223          24,591          14,583
                                                ---------       ---------       ---------
                                                  224,793         161,549         128,503
                                                ---------       ---------       ---------

EXPENSES

Interest Expense                                   57,701          36,753          28,825
Depreciation/Non Cash Charges                      47,860          32,523          25,656
Facility Operating Expenses                        17,950           5,053             162
Other Expenses                                      9,884           8,566           7,414
                                                ---------       ---------       ---------
                                                  133,395          82,895          62,057
                                                ---------       ---------       ---------

INCOME FROM OPERATIONS                             91,398          78,654          66,446
    Minority Interests                             (5,476)         (5,540)         (3,704)
    Gain on Sale of Real Estate Properties         10,303          14,053           2,047
                                                ---------       ---------       ---------

NET INCOME                                      $  96,225       $  87,167       $  64,789

DIVIDENDS TO PREFERRED STOCKHOLDERS                17,775           8,532           1,247
                                                ---------       ---------       ---------

NET INCOME APPLICABLE TO COMMON SHARES          $  78,450       $  78,635       $  63,542
                                                =========       =========       =========

BASIC EARNINGS PER COMMON SHARE                 $    2.25       $    2.56       $    2.21
                                                =========       =========       =========

DILUTED EARNINGS PER COMMON SHARE               $    2.25       $    2.54       $    2.19
                                                =========       =========       =========

WEIGHTED AVERAGE SHARES OUTSTANDING                34,792          30,747          28,782
                                                =========       =========       =========



       The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      HEALTH CARE PROPERTY INVESTORS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Amounts in thousands)

                                      Preferred Stock              Common Stock
                                    -------------------    -----------------------------
                                                                        Par   Additional                               Total
                                    Number of              Number of   Value   Paid In     Cumulative   Cumulative   Stockholders'
                                     Shares      Amount     Shares    Amount   Capital     Net Income    Dividends     Equity
----------------------------------------------------------------------------------------------------------------------------------

Balances,
    December 31, 1996                   --     $     --     28,678  $ 28,678  $ 355,672   $ 379,970      $ (427,514)  $  336,806

Issuance of Preferred Stock, Net     2,400       57,810                                                                   57,810
Issuance of Common Stock, Net                                1,468     1,468     51,589                                   53,057
Exercise of Stock Options                                       70        70      1,663                                    1,733
Net Income                                                                                   64,789                       64,789
Dividends Paid - Preferred Shares                                                                            (1,247)      (1,247)
Dividends Paid - Common Shares                                                                              (70,679)     (70,679)

----------------------------------------------------------------------------------------------------------------------------------
Balances,
    December 31, 1997                2,400       57,810     30,216    30,216    408,924     444,759        (499,440)     442,269

Issuance of Preferred Stock, Net     5,385      130,037                                                                  130,037
Issuance of Common Stock, Net                                  731       731     23,513                                   24,244
Exercise of Stock Options                                       40        40        872                                      912
Net Income                                                                                   87,167                       87,167
Dividends Paid - Preferred Shares                                                                            (8,532)      (8,532)
Dividends Paid - Common Shares                                                                              (80,678)     (80,678)

----------------------------------------------------------------------------------------------------------------------------------
Balances,
    December 31, 1998                7,785      187,847     30,987    30,987    433,309     531,926        (588,650)     595,419

Issuance of Preferred Stock, Net     4,000       88,160                                                                   88,160
Issuance of Common Stock, Net                               20,488    20,488    508,382                                  528,870
Exercise of Stock Options                                        5         5         88                                       93
Net Income                                                                                   96,225                       96,225
Stock Repurchase                       (40)        (966)       (59)      (59)    (1,308)                                  (2,333)
Dividends Paid - Preferred Shares                                                                           (17,775)     (17,775)
Dividends Paid - Common Shares                                                                              (88,402)     (88,402)
----------------------------------------------------------------------------------------------------------------------------------
    December 31, 1999               11,745     $275,041     51,421   $51,421   $940,471    $628,151       $(694,827)  $1,200,257
----------------------------------------------------------------------------------------------------------------------------------



       The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      HEALTH CARE PROPERTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar amounts in thousands)

                                                                           Year Ended December 31,
                                                                  -----------------------------------------
                                                                    1999             1998            1997
                                                                  ---------       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                        $  96,225       $  87,167       $  64,789
Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
  Real Estate Depreciation                                           44,789          29,577          22,667
  Non Cash Charges                                                    3,071           2,946           2,989
  Joint Venture Adjustments                                           1,584           2,096            (720)
  Gain on Sale of Real Estate Properties                            (10,303)        (14,053)         (2,047)
Changes in:
  Operating Assets                                                   (5,866)           (806)         (2,457)
  Operating Liabilities                                              (5,383)          5,384           2,323
                                                                  ---------       ---------       ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                           124,117         112,311          87,544
                                                                  ---------       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Real Estate                                         (160,681)       (411,722)       (200,032)
Acquisition of American Health Properties, Net Cash Expended        (80,071)             --              --
Proceeds from Sale of Real Estate Properties                         46,098          21,538           8,624
Other Investments and Loans                                         (35,806)        (27,340)        (13,830)
                                                                  ---------       ---------       ---------
NET CASH USED IN INVESTING ACTIVITIES                              (230,460)       (417,524)       (205,238)
                                                                  ---------       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Change in Bank Notes Payable                                    127,500          21,100          66,900
Repayment of Senior Notes                                           (15,000)        (27,500)        (12,500)
Issuance of Senior Notes                                             62,000         251,469          19,876
Cash Proceeds from Issuing Preferred Stock                               --         130,037          57,810
Cash Proceeds from Issuing Common Stock                              31,969          23,871          53,667
Increase in Minority Interests                                       17,182             201           5,500
Periodic Payments on Mortgages                                       (2,889)         (1,107)         (1,030)
Repurchase of Common and Preferred Stock                             (2,333)             --              --
Dividends Paid                                                     (106,177)        (89,210)        (71,926)
Other Financing Activities                                           (2,717)         (3,228)            670
                                                                  ---------       ---------       ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           109,535         305,633         118,967
                                                                  ---------       ---------       ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                             3,192             420           1,273
Cash and Cash Equivalents, Beginning of Period                        4,504           4,084           2,811
                                                                  ---------       ---------       ---------
Cash and Cash Equivalents, End of Period                          $   7,696       $   4,504       $   4,084
                                                                  =========       =========       =========
ADDITIONAL CASH FLOW DISCLOSURES
Interest Paid, Net of Capitalized Interest                        $  55,127       $  36,292       $  29,065
                                                                  =========       =========       =========
Capitalized Interest                                              $   1,223       $   1,800       $   1,469
                                                                  =========       =========       =========
Mortgages Assumed on Acquired Properties exclusive of AHE
  Merger                                                          $  42,896       $  12,715       $      --
                                                                  =========       =========       =========
Equity Issued in American Health Properties Merger                $ 585,154       $      --       $      --
                                                                  =========       =========       =========
Fair Value of American Health Properties Assets Acquired          $ 967,181       $      --       $      --
                                                                  =========       =========       =========
Liabilities Assumed in American Health Properties
  Acquisition                                                     $ 298,911       $      --       $      --
                                                                  =========       =========       =========



       The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      HEALTH CARE PROPERTY INVESTORS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)     THE COMPANY

        Health Care Property Investors, Inc., a Maryland corporation, was organized in March 1985 to qualify as a real estate investment trust (REIT). Health Care Property Investors, Inc. and its affiliated subsidiaries and partnerships (HCPI) were organized to invest in healthcare related properties located throughout the United States. As of December 31, 1999, HCPI owns or has investments in 428 properties located in 43 states. The properties include 176 long-term care facilities, 93 congregate care and assisted living centers, 82 medical office buildings (MOBs), 46 physician group practice clinics, 22 acute care hospitals, and nine freestanding rehabilitation hospitals. As of December 31, 1999, HCPI provided mortgage loans on or leased these properties to 98 healthcare operators and to over 650 tenants in the multi-tenant buildings.

(2)     SIGNIFICANT ACCOUNTING POLICIES

REAL ESTATE:

        HCPI records the acquisition of real estate at cost and uses the straight-line method of depreciation for buildings and improvements over estimated useful lives ranging up to 45 years. HCPI periodically evaluates its investments in real estate for potential impairment by comparing its investment to the expected future cash flows to be generated from the properties. If such impairments were to occur, HCPI would write down its investment in the property to estimated market value. HCPI has provided accelerated depreciation on certain of its investments based primarily on an estimation of net realizable value of such investments at the end of the primary lease terms.

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

INVESTMENTS IN JOINT VENTURES:

        HCPI has investments in certain general partnerships and joint ventures in which HCPI may serve as the general partner or managing member. However, since the other members in these joint ventures have significant voting rights relative to acquisition, sale and refinancing of assets, HCPI accounts for these investments using the equity method of accounting. The accounting policies of these joint ventures are substantially consistent with those of HCPI.

CASH AND CASH EQUIVALENTS:

        Investments purchased with original maturities of three months or less are considered to be cash and cash equivalents.

FEDERAL INCOME TAXES:

        HCPI has operated at all times so as to qualify as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986. As such, HCPI is not taxed on its income that is distributed to stockholders. At December 31, 1999, the tax bases of HCPI's net assets and liabilities are less than the reported amounts by approximately $187,000,000. This net difference includes a favorable tax depreciation adjustment attributable to an application for change in accounting method, which is subject to review by the Internal Revenue Service.

        Earnings and profits, which determine the taxability of dividends to stockholders, differ from net income for financial statements due to the treatment required under the Internal Revenue Code of certain interest income and expense items, depreciable lives, bases of assets and timing of rental income.

RENTAL INCOME:

        Rental Income includes base and additional rental income. Additional rental income is generated by a percentage of increased revenue over specified base period revenue of the properties and increases based on inflation indices or other factors. In addition, HCPI may receive payments from its lessees upon transferring or assignment of existing leases; such amounts received are deferred and amortized over the remaining term of the leases.

FACILITY OPERATIONS:

        Since November 1997, HCPI has purchased ownership interests in 70 MOBs which are operated by independent property management companies on behalf of HCPI. These facilities are leased to multiple tenants under gross, modified gross or triple-net leases. In addition, HCPI purchased several physician group practice clinics which are leased on a modified gross basis or triple net to several tenants. Operating income other than basic rental income attributable to these properties is recorded under Tenant Reimbursements in HCPI's financial statements. Expenses related to the operation of these facilities are recorded as Facility Operating Expenses.

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

(3)     BUSINESS COMBINATION

        On November 4, 1999, American Health Properties, Inc. (AHE) merged with and into HCPI (the Merger) in a stock-for-stock transaction, approved by the stockholders of both companies, with HCPI being the surviving corporation. AHE was a real estate investment trust specializing in healthcare facilities with a portfolio of 72 healthcare properties in 22 states. Under the terms of the Merger agreement, each share of AHE common stock was converted into the right to receive 0.78 share of HCPI's common stock and AHE 8.60% cumulative redeemable preferred stock, series B was converted into HCPI's 8.60% series C cumulative redeemable preferred stock. The Merger resulted in the issuance of approximately 19,430,115 shares of HCPI's common stock and HCPI's series C cumulative redeemable preferred stock, in addition, HCPI assumed $343,000,000 of AHE's debt upon consummation of the Merger.

        The transaction was treated as a purchase for financial accounting purposes and, accordingly, the operating results of AHE have been included in HCPI's consolidated financial statements effective as of November 4, 1999. The following summarizes the final purchase price (in thousands):

Preferred Stock (4,000,000 Series C Cumulative Redeemable
    Preferred Depositary Shares)                                  $ 88,160
Common Stock (19,430,115 Shares)                                   496,994
                                                                  --------
Equity Issued                                                      585,154

Fair Value of American Health Properties Liabilities Assumed       298,911
Bank Credit Facility Balance at Merger Date                         71,000
Cash Paid for Merger Related Expenditures                           12,116
                                                                  --------

Total Purchase Price                                              $967,181
                                                                  ========

        The following summarizes the allocation of the purchase price to the net assets acquired (in thousands):

Cash and Cash equivalents                                         $  3,045
Real Estate Properties                                             951,376
Loans Receivable                                                     4,855
Other Assets                                                         7,905
                                                                     -----
Assets Acquired                                                   $967,181
                                                                  ========

PRO FORMA FINANCIAL INFORMATION (UNAUDITED):

        The following unaudited pro forma consolidated statements of income information present the results of HCPI's operations for the years ended December 31, 1999 and 1998 as though the acquisition of AHE had occurred as of the beginning of each respective period:

                                                        December 31,
                                            ----------------------------
                                               1999              1998
                                            -----------      -----------
                                            (Dollar amounts in 000s except per share amounts)
Total Revenues                                $319,818         $274,271
Net Income Applicable to Common Shares        $169,546         $120,765
Earnings Per Share
    Basic                                        $3.32            $2.40
    Diluted                                      $3.26            $2.40

        Pro Forma Net Income applicable to common shares and earnings per basic and diluted share include $65,189,000 or $1.27 and $1.19 per share in 1999 and $14,053,000 or $0.28 and $0.26 per share in 1998 for Gain on the Sale of Real Estate.

        The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions taken place at the beginning of the fiscal year or the results that may occur in the future. The pro forma results include additional interest on borrowed funds, increased depreciation and decreases in amortization expense associated with changes in fair value of the AHE depreciable property and other intangible assets and a reduction in general and administrative expenses.

 (4)    REAL ESTATE INVESTMENTS

        HCPI was organized to make long-term, equity-oriented investments principally in operating, income-producing healthcare related properties. HCPI's equity investments have generally been structured as land and building leasebacks.

        Under the terms of the lease agreements, HCPI earns fixed monthly base rental income and may earn periodic additional rental income. At December 31, 1999, minimum future rental income from 349 non-cancelable operating leases is expected to be approximately $242,559,000 in 2000, $228,770,000 in 2001,
$213,095,000 in 2002, $204,168,000 in 2003, $151,628,000 in 2004 and
$780,386,000 in the aggregate thereafter.

        During 1999, HCPI purchased and leased or agreed to construct 105 facilities for an aggregate investment of approximately $1,141,000,000. These facilities include 14 assisted living facilities, 47 MOBs, seven physician group practice clinics, 20 long-term care facilities, three rehabilitation hospitals and 14 acute care hospitals. Twenty-three different lessees operate 70 of these facilities and 35 of the MOBs are multi-tenant.

        During 1998 and 1999, 23 MOBs were acquired through the acquisition of a managing interest in two limited liability companies in which the non-managing members own 730,913 non-managing member units as of December 31, 1999. These units will be convertible into HCPI common stock on a one-for-one basis.

        HCPI sold six facilities and its 50% ownership interests in four congregate care facilities during 1999, resulting in a gain of $10,303,000.

        The following tabulation lists HCPI's total Real Estate Investments at December 31, 1999 (dollar amounts in thousands):

                                                          Number
                                                            of                Buildings &   Total       Accumulated  Mortgage Notes
Facility Location                                       Facilities   Land    Improvements  Investments  Depreciation  Payable
-----------------------------------------------------------------------------------------------------------------------------------
LONG-TERM CARE FACILITIES
California                                                   13     $  5,609    $ 25,405     $ 31,014     $ 14,076        $ --
Colorado                                                      5        1,891      20,566       22,457        5,524          --
Florida                                                       9        6,680      26,865       33,545        8,179          --
Indiana                                                      26        5,145      99,440      104,585       13,907          --
Maryland                                                      3        1,287      21,686       22,973        7,493          --
North Carolina                                                8        1,712      28,376       30,088        7,292       5,793
Ohio                                                         12        2,365      53,197       55,562       10,533       1,185
Oklahoma                                                      5          825      14,674       15,499        2,863
Tennessee                                                    10        1,072      38,062       39,134       12,528          --
Texas                                                         9        1,119      15,272       16,391        4,654          --
Wisconsin                                                     6        1,147      16,538       17,685        6,853          --
Other (19 States)                                            38       10,454     111,171      121,625       30,602       1,942

-----------------------------------------------------------------------------------------------------------------------------------
  Total Long-Term Care Facilities                           144       39,306     471,252      510,558      124,504       8,920
-----------------------------------------------------------------------------------------------------------------------------------

ACUTE CARE HOSPITALS
California                                                    4       36,836     185,039      221,875        8,658          --
Florida                                                       1        4,200      57,800       62,000          258          --
Georgia                                                       1        6,900      54,100       61,000          241          --
North Carolina                                                1        2,600      69,400       72,000          310          --
Utah                                                          1        2,900      46,300       49,200          207          --
Other (6 States)                                             10        8,427     110,584      119,011       10,246          --

 ----------------------------------------------------------------------------------------------------------------------------------
  Total Acute Care Hospitals                                 18       61,863     523,223      585,086       19,920          --
-----------------------------------------------------------------------------------------------------------------------------------

CONGREGATE CARE AND ASSISTED LIVING CENTERS
California                                                   11        7,023      52,713       59,736        4,588          --
Florida                                                       9        4,092      30,862       34,954        3,421          --
Louisiana                                                     3        1,280      16,095       17,375          951          --
Maryland                                                      2        1,776      12,917       14,693          710          --
New Jersey                                                    4        1,619      19,734       21,353        1,485          --
New Mexico                                                    2        1,077      16,418       17,495        1,813          --
Pennsylvania                                                  3          515      17,160       17,675        2,362          --
South Carolina                                                9        1,592      42,835       44,427        3,679          --
Texas                                                        21        6,009      84,760       90,769        6,467          --
Other (19 States)                                            21        8,470      97,898      106,368       10,436         575

-----------------------------------------------------------------------------------------------------------------------------------
  Total Congregate Care and Assisted Living Centers          85       33,453     391,392      424,845       35,912         575
-----------------------------------------------------------------------------------------------------------------------------------

REHABILITATION HOSPITALS
Arizona                                                       1        1,565       7,050        8,615        1,748          --
Arkansas                                                      2        1,409      19,100       20,509        2,164          --
Colorado                                                      1          690       8,346        9,036        1,783          --
Florida                                                       1        2,000      16,769       18,769       11,273          --
Kansas                                                        2        3,816      23,220       27,036        2,757          --
Texas                                                         1        1,990      13,123       15,113        4,758          --
West Virginia                                                 1           --      13,500       13,500           60          --

-----------------------------------------------------------------------------------------------------------------------------------
  Total Rehabilitation Hospitals                              9     $ 11,470    $101,108     $112,578     $ 24,543        $ --
-----------------------------------------------------------------------------------------------------------------------------------

                                                 Number
                                                   of                    Buildings &     Total       Accumulated   Mortgage Notes
Facility Location                              Facilities    Land       Improvements  Investments    Depreciation     Payable
---------------------------------------------------------------------------------------------------------------------------------
MEDICAL OFFICE BUILDINGS
Arizona                                              6    $    1,680    $   33,509    $   35,189    $      398    $    6,922
California                                          11        26,041        90,362       116,403         5,459         9,339
Florida                                              6           800        25,051        25,851           112         3,976
Indiana                                             14        14,308        59,272        73,580         1,707         4,757
Massachusetts                                        1         1,500        23,513        25,013           105        15,009
Minnesota                                            2           278        22,602        22,880         1,104         4,905
New Jersey                                           2         3,675        25,621        29,296           114            --
New York                                             1         2,200        18,011        20,211           642            --
Texas                                               12        10,266       104,219       114,485         6,355        17,031
Utah                                                15         3,093        75,623        78,716         2,260        19,170
Other (9 States)                                     9         4,375        67,339        71,714           880        10,367

---------------------------------------------------------------------------------------------------------------------------------
  Total Medical Office Buildings                    79        68,216       545,122       613,338        19,136        91,476
---------------------------------------------------------------------------------------------------------------------------------

PHYSICIAN GROUP PRACTICE CLINICS
California                                           2         8,070        37,673        45,743         2,131            --
Florida                                             11         8,950        18,091        27,041           838            --
Georgia                                              3         2,100         7,327         9,427           352            --
North Carolina                                       3         3,150         4,876         8,026           229            --
Oklahoma                                             4         1,450         3,930         5,380           178            --
Tennessee                                            4         2,695        13,479        16,174         1,132         1,279
Texas                                                9         5,520        22,987        28,507           977            --
Wisconsin                                            7         5,225        21,792        27,017           415            --
Other (3 States)                                     3         2,250         5,652         7,902           242            --

---------------------------------------------------------------------------------------------------------------------------------
  Total Physician Group Practice Clinics            46        39,410       135,807       175,217         6,494         1,279
---------------------------------------------------------------------------------------------------------------------------------

  Vacant Land Parcels                               --         1,875            --         1,875            --            --

---------------------------------------------------------------------------------------------------------------------------------
TOTAL CONSOLIDATED REAL ESTATE OWNED               381       255,593     2,167,904     2,423,497       230,509       102,250
---------------------------------------------------------------------------------------------------------------------------------

Partnership Investments,
  Including All Partners' Assets                    18            --            --        44,014            --            --
Financing Leases (See Note 7)                        2            --            --         8,061            --            --
Mortgage Loans Receivable (See Note 7)              27            --            --       161,648            --            --

---------------------------------------------------------------------------------------------------------------------------------
TOTAL INVESTMENT PORTFOLIO                         428    $  255,593    $2,167,904    $2,637,220    $  230,509    $  102,250
---------------------------------------------------------------------------------------------------------------------------------

(5)     OPERATORS

MAJOR OPERATORS:

        Listed below are HCPI's major operators which represent five percent or more of HCPI's revenue, the investment in properties operated by those healthcare providers, and the percentage of total annualized revenue from these operators for the years ended December 31, 1999, 1998 and 1997. All of these operators are publicly traded companies and are subject to the informational filing requirements of the Securities and Exchange Act of 1934, as amended, and accordingly file periodic financial statements on Form 10-K and Form 10-Q with the Securities and Exchange Commission.


                                                                       Percentage of Annualized
                                                                            Total Revenue
                                              Investment at            Year Ended December 31,
                                            December 31, 1999        1999        1998         1997
                                          -----------------------   --------    --------     -------
                                           (Amounts in thousands)
Tenet Healthcare Corporation (Tenet)         $   452,224               18%          4%           6%
Emeritus Corporation (Emeritus)                  134,195                5           6            8
HealthSouth Corporation (HealthSouth)            112,578                5           7            9
Columbia/HCA Healthcare Corp.                    107,712                5           5            6
Vencor, Inc. (Vencor)                             98,164                4           7           10
Beverly Enterprises, Inc. (Beverly)               88,614                4           6            6
Centennial Healthcare Corp.                       50,948                3           5            3
                                             -------------          --------    --------     -------
                                             $ 1,044,435               44%         40%          48%
                                             =============          ========    ========     =======

        Certain of these properties have been subleased or assigned to other operators but with the original lessee remaining liable on the leases. The investment and revenue applicable to these subleased properties are not included in the table above. The percentage of annualized revenue on these subleased facilities was 2%, 4% and 7% in 1999, 1998 and 1997, respectively.

VENCOR:

        On May 1, 1998, Vencor completed a spin-off transaction. As a result, it became two publicly held entities -- Ventas, Inc., a real estate company which intends to qualify as a REIT, and Vencor, a healthcare company which at December 31, 1999 leased 36 of HCPI's properties of which 11 are subleased to other operators. On September 13, 1999, Vencor, Inc. filed for bankruptcy protection. HCPI has recourse to Ventas, Inc. and Tenet Healthcare Corporation (see discussion under Tenet below) for most of the rents payable by Vencor under its leases. All rents due to HCPI subsequent to the bankruptcy filing have been received.

        Vencor has an obligation to pay rents due to HCPI prior to filing for bankruptcy protection. However, Vencor has the right to assume or reject its leases with us. If Vencor assumes a lease it must do so pursuant to the original contract terms, must cure all pre-petition and post-petition defaults under the lease and provide adequate assurances of future performance. If Vencor rejects a lease, it may stop paying rent and we may lease the property to another operator. As of February 29, 2000, Vencor had made no proposals to reject any of their current leases with HCPI. HCPI has received $735,000 of $1,008,000 in pre-bankruptcy receivables and considers the remaining balance to be fully collectible. However, we cannot assure you that as a result of Vencor's bankruptcy filing we would be able to recover all amounts due under our leases with Vencor, that we would be able to promptly recover the premises or lease the property to another lessee or that the rent we would receive from another lessee would equal amounts due under the Vencor leases. We have recourse to Tenet for rents under all but five of the Vencor leases, and on some leases we are receiving direct payment by sublessees of Vencor, which may reduce the risk to us of not being able to collect on those leases. However, we cannot assure you that the bankruptcy filing of Vencor would not have a material adverse effect on our Net Income, Funds From Operations or the market value of our common stock.

        Based upon public reports, for the three months ended September 30, 1999, Vencor had revenue of approximately $682 million and a net loss of approximately $42 million. For the nine months ended September 30, 1999, Vencor had revenue of approximately $2.1 billion and a net loss (including a loss of $9 million for a change in accounting for start-up costs) of approximately $107 million. Based upon public reports, Ventas' revenue, income from operations and net income for the three months ended September 30, 1999 were approximately $59 million, $40 million and $13 million, respectively. As of September 30, 1999, Ventas had total assets of $1.1 billion and a stockholders' equity of $19 million.

        Tenet is one of the nation's largest healthcare services companies, providing a broad range of services through the ownership and management of healthcare facilities. Tenet has historically guaranteed Vencor's leases. During 1997 we reached an agreement with Tenet whereby Tenet agreed to forbear or waive some renewal and purchase options and related rights of first refusal on facilities leased to Vencor. We only have recourse to Tenet for the rent payments on the remaining 31 guaranteed leases which expire during the next two years.

        During 1999, as part of the AHE acquisition, we purchased the real estate interests of six Tenet hospitals with an investment value of $404,000,000.

OTHER TROUBLED LONG-TERM CARE PROVIDERS:

        The financial condition of many long-term care providers has eroded during the past year, in part due to the implementation of the Medicare Prospective Payment System. As a result, certain of HCPI's long-term care provider lessees have filed for Chapter XI bankruptcy protection during the past six months. Lessees that have filed for bankruptcy and their respective percentage of annualized revenue are Sun Healthcare 1.0%, Integrated Health Services 1.0%, Mariner Post Acute Network 0.4%, Lenox Healthcare 0.4% and Texas Health Enterprises 0.2%.

        The lessees in bankruptcy discussed in the previous paragraph were current on all rents as of December 31, 1999 with the exception of certain pre-petition receivables in the amount of $231,000 on the lessees noted which we believe will generally be payable once the plans of reorganization are confirmed. However, we can not assure you that the bankruptcies of those Lessees would not have a material adverse effect on our Net Income, Funds From Operations or the market value of our common stock.

OTHER OPERATORS:

        HCPI has $2,350,000 of equity interests, including warrants at nominal values, in six private operators of long term care and assisted living facilities and has invested $23,803,000 in additional amounts in the form of mortgages and unsecured loans, $56,292,000 in operating facilities and property construction and unfunded investing or lending commitments of $8,556,000 to the same operators as of December 31, 1999.

(6)     INVESTMENTS IN JOINT VENTURES

        HCPI has an 80% interest in nine joint ventures that lease 14 long-term care facilities and a 45% interest in four joint ventures that each operate or are currently constructing an assisted living facility.

        Combined summarized financial information of the joint ventures follows:


                                                                   December 31,
                                                          ------------------------------
                                                              1999              1998
                                                          ------------      ------------
                                                               (Amounts in thousands)
   Real Estate Investments, Net                           $   51,125        $    66,542
   Other Assets                                                4,612              6,037
                                                          ------------      ------------
   Total Assets                                           $   55,737        $    72,579
                                                          ============      ============
   Notes Payable to Others                                $    8,080        $    16,858
   Accounts Payable                                              629              1,313
   Other Partners' Deficit                                      (614)               (70)
   Investments and Advances from HCPI, Net                    47,642             54,478
                                                          ------------      ------------
   Total Liabilities and Partners' Capital                $   55,737        $    72,579
                                                          ============      ============
   Rental and Interest Income                             $    9,254        $     9,287
                                                          ============      ============
   Net Income                                             $      354        $     1,558
                                                          ============      ============
   Company's Equity in Joint Venture Operations           $      586        $     1,099
                                                          ============      ============
   Distributions to HCPI                                  $    2,501        $     2,016
                                                          ============      ============

        As of December 31, 1999, HCPI had guaranteed approximately $3.6 million on notes payable obligations for these joint ventures.

(7)     LOANS RECEIVABLE

        The following is a summary of the Loans Receivable:

                                                                   December 31,
                                                          ------------------------------
                                                              1999              1998
                                                          ------------      ------------
                                                               (Amounts in thousands)

   Mortgage Loans (See below)                               $161,648         $ 139,432
   Financing Leases                                            8,061             7,850
   Other Loans                                                23,448             7,081
                                                          ------------      ------------

   Total Loans Receivable                                   $193,157          $154,363
                                                          ============      ============

        The following is a summary of Mortgage Loans Receivable at December 31, 1999:

   Final         Number                                                             Initial
  Payment         of                                                               Principal       Carrying
    Due          Loans               Payment Terms                                   Amount         Amount
-----------------------------------------------------------------------------------------------------------
                                                                                    (Amounts in thousands)
    2001          2      Monthly payments from $112,500 to                           $32,000       $15,248
                         $337,500 including interest of 13.69%
                         secured by an acute care hospital.

    2006          3      Monthly payments from $27,200 to $263,000                    39,521        41,865
                         including  interest from 8.99% to 11.00% on
                         an acute care hospital located in Texas and
                         retirement center located in North Carolina.

    2007          1      Monthly payment of $181,110 interest only at                 21,908        21,908
                         9.92%, secured by an acute care facility in
                         New Mexico.

    2008          1      Monthly payment of $48,800 including                          5,900         5,820
                         interest of 8.82% secured by an assisted living
                         facility in Nebraska.

    2009          2      Monthly payments of $41,200 and                              10,228         9,770
                         $63,700 including interest of 12.11%
                         and 11.56% on a long-term care facility and one
                         medical office building both located in California.

    2010          1      Monthly payments of $333,000 including                       34,760        33,394
                         interest of 10.70% secured
                         by a congregate care facility and nine long-
                         term care facilities operated by Beverly.

    2010          2      Monthly payments of $56,000 and $113,200                     18,397        17,890
                         including interest of 9.29% secured by two
                         long-term care facilities located in Colorado.

2002-2031         6      Monthly payments from $9,900 to $51,500                      16,690        15,753
                         including interest rates from  9.50% to 11.5%
                         on various facilities in various states.

               ------                                                               --------      --------
Totals           18                                                                 $179,404      $161,648
               ======                                                               ========      ========

        HCPI has certain financing leases that allow HCPI to "put" the facilities to the lessees at lease termination for an amount greater than HCPI's initial investment. These amounts are accreted to rental income over the lease term.

        At December 31, 1999, minimum future principal payments from non-cancelable Mortgage Loans are expected to be approximately $4,633,000 in 2000, $14,495,000 in 2001, $2,672,000 in 2002, $2,025,000 in 2003, $2,210,000 in
2004 and $135,613,000 in the aggregate thereafter.

(8)     OTHER ASSETS

        The following is a summary of Other Assets:

                                                                December 31,
                                                        -----------------------------
                                                           1999             1998
                                                        -----------      ------------
                                                           (Amounts in thousands)
        Accounts Receivable                                 $13,565         $ 1,765
        Prepaid Expenses and Deferred Costs                  11,026           7,267
        Other Assets                                          3,316           3,116
                                                            -------         -------
        Total Other Assets                                  $27,907         $12,148
                                                            =======         =======

        The December 31, 1999 accounts receivable included balances due from Vencor and Long-Term Care Providers discussed in Note 5 and approximately $7 million associated with the AHE merger.

(9)     NOTES PAYABLE

SENIOR NOTES PAYABLE:

        The following is a summary of Senior Notes outstanding at December 31, 1999 and 1998:

        Year
        Issued          1999            1998         Interest Rate       Maturity
        ------          ----            ----         -------------       --------
                       (Amounts in thousands)
        1989        $       --      $   10,000          10.56%             1999
        1993            10,000          10,000           8.00%             2003
        1993             1,000           1,000           6.70%             2003
        1994            10,000          15,000         8.82-9.10%        2001-2004
        1995            58,000          58,000         7.03-8.87%        2000-2005
        1995            20,000          20,000         6.62-9.00%        2010-2015
        1996           115,000         115,000           6.50%             2006
        1997            20,000          20,000         7.30-7.62%          2007
        1997           100,000              --           7.05%             2002
        1997           120,000              --           8.16%             2007
        1998           200,000         200,000           6.77%             2005
        1998            48,000          48,000         6.66-7.88%        2001-2006
        1999            62,000              --         6.92-7.48%          2004
                    -------------   -------------
                       764,000         497,000

        MOPPRS Option,
            Net           4,777         5,086
        Less: Unamortized
          Original Issue
          Discount       (7,020)       (2,924)
                      -----------   -------------
                      $ 761,757    $  499,162
                      ===========   =============

        On November 4, 1999, in connection with the merger with AHE, HCPI assumed two series of outstanding senior notes of AHE consisting of $100,000,000 principal amount of 7.05% senior notes due in 2002 and $120,000,000 principal amount of 7.50% senior notes (8.16% effective rate) due in 2007.

        During June 1998, HCPI issued $200,000,000 of senior unsecured debt in the form of 6.875% MandatOry Par Put Remarketed Securities (MOPPRS) due June 8, 2015 which are subject to mandatory tender on June 8, 2005. HCPI received total proceeds of approximately $203,000,000 including the present value of the put option at June 8, 2005 associated with the debt instrument. The option is being amortized to interest expense over 17 years. The weighted average cost of the debt including the amortization of the option and offering expenses is 6.77%.

        The weighted average interest rate on the Senior Notes was 7.2% for 1999 and 1998 and the weighted average balance of the Senior Note borrowings was approximately $558,333,000 and $387,733,000 during 1999 and 1998, respectively. Original issue discounts are amortized over the term of the Senior Notes. If held to maturity, the first required Senior Note maturities would be $10,000,000 in 2000, $13,000,000 in 2001, $117,000,000 in 2002, $31,000,000 in 2003,
$67,000,000 in 2004 and $526,000,000 in the aggregate thereafter.

CONVERTIBLE SUBORDINATED NOTES PAYABLE:

        On November 8, 1993, HCPI issued $100,000,000, 6% Convertible Subordinated Notes due November 8, 2000. These Notes are prepayable without penalty after November 8, 1998. The Notes are convertible into shares of common stock of HCPI at a conversion price of $37.806. A total of 2,645,083 shares of common stock have been reserved for such issuance. Subsequent to December 31, 1999, HCPI has repurchased $11,877,000 of these notes. HCPI expects to retire the remainder of the issue through the use of proceeds from asset sales, internally generated cash flow, new debt financings, the use of its bank lines of credit, or a combination of the foregoing options.

MORTGAGE NOTES PAYABLE:

        At December 31, 1999, HCPI had a total of $102,250,000 in Mortgage Notes Payable secured by 21 healthcare facilities with a net book value of approximately $200,279,000. Interest rates on the Mortgage Notes ranged from 5.75% to 10.63%. Required principal payments on the Mortgage Notes are expected to be $3,790,000 in 2000, $4,117,000 in 2001, $4,335,000 in 2002, $11,677,000 in
2003, $12,447,000 in 2004 and $65,884,000 in the aggregate thereafter.

BANK NOTES:

        HCPI has two unsecured revolving credit lines aggregating $310,000,000 with certain banks. The credit lines for $103,000,000 and $207,000,000 expire on November 2, 2000 and November 3, 2003, respectively, and bear a total annual facility fee of 0.20% and 0.30%, respectively. These agreements provide for interest at the Prime Rate, the London Interbank Offered Rate (LIBOR) plus 0.95% (LIBOR plus 1.05% for the $103,000,000 credit line) or at a rate negotiated with each bank at the time of borrowing. An additional fee of 0.125% is paid on borrowings when borrowings exceed 50% of the $310,000,000 of credit lines. Interest rates incurred by HCPI ranged from 4.94% to 8.25% and 4.85% to 9.75% on maximum short-term bank borrowings of $215,500,000 and $190,000,000 for 1999 and 1998, respectively. The weighted average interest rates were approximately 5.79% and 5.90% on weighted average short-term bank borrowings of $113,415,000 and $68,193,000 for the same respective periods.

(10)    PREFERRED STOCK

        On November 4, 1999, in connection with the merger with AHE, HCPI issued 4,000,000 depositary shares of 8.60% series C cumulative redeemable preferred stock with a recorded value at the time of the merger of $88,160,000 and a liquidation preference of $100 million. The series C preferred stock is not redeemable prior to October 27, 2002, after which date the preferred stock may be redeemable at par ($25.00 per share or $100,000,000 in the aggregate) any time for cash at HCPI's option.

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

        On September 26, 1997, HCPI issued 2,400,000 shares of 7.875% series A cumulative redeemable preferred stock which generated net proceeds of $57,810,000 (net of underwriters' discount and other offering expenses). The series A preferred stock is not redeemable prior to September 30, 2002, after which date the series A preferred stock may be redeemable at par ($25 per share or $60,000,000 in the aggregate) any time for cash at the option of HCPI.

        Dividends on the series A, series B, and series C preferred stock are payable quarterly in arrears on the last day of March, June, September and December. The series A, series B and series C preferred stock have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities of HCPI.

(11)   STOCK AND DEBT BUYBACK PROGRAM

        In December 1999, HCPI's Board of Directors approved a $40,000,000 stock and debt repurchase program whereby $20,000,000 of HCPI's common and preferred stock and $20,000,000 of HCPI's convertible subordinated notes and senior debt may be repurchased on the open market. Through February 2000, HCPI repurchased 63,400 shares of the preferred stock for $947,000, 300,400 shares of common stock for $7,293,000, and $11,877,000 of convertible debt.

(12)   EARNINGS PER COMMON SHARE

        HCPI computes earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic earnings per common share is computed by dividing Net Income applicable to common shares by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share are calculated including the effect of dilutive securities. Options to purchase shares of common stock that had an exercise price in excess of the average market price of the common stock during the period were not included because they are not dilutive. The convertible debt was included only in 1998, when the effect on earnings per common share was dilutive. The non-managing member units were included only in 1998 and 1997 when the effect on earnings per common share was dilutive.

(Amounts in thousands except per share amounts)

                                           FOR THE YEAR ENDED DECEMBER 31, 1999

                                                                 Per Share
                                           Income     Shares     Amount
                                          --------------------------------------
BASIC EARNINGS PER COMMON SHARE:
Net Income Applicable to Common Shares    $78,450     34,792       $   2.25
                                                                ==============
Dilutive Options (See Note 15)                 --         69
                                          -------     ------
DILUTED EARNINGS PER COMMON SHARE:
Net Income Applicable to Common
Shares Plus Assumed Conversions           $78,450     34,861       $   2.25
                                                                ==============

                                           FOR THE YEAR ENDED DECEMBER 31, 1998

                                                                 Per Share
                                           Income      Shares      Amount
                                          --------------------------------------

BASIC EARNINGS PER COMMON SHARE:
Net Income Applicable to Common Shares     $78,635     30,747    $   2.56
                                                                 ========

Dilutive Options (See Note 15)                  --        155
Non-Managing Member Units (See Note 4)         308        117

Interest and Amortization applicable to
Convertible Debt (See Note 9)                6,397      2,645
                                           -------      -----

DILUTED EARNINGS PER COMMON SHARE:
Net Income Applicable to Common
Shares Plus Assumed Conversions            $85,340     33,664    $   2.54
                                                                 ========

                                           FOR THE YEAR ENDED DECEMBER 31, 1997

                                                                Per Share
                                           Income     Shares      Amount
                                          --------------------------------------
BASIC EARNINGS PER COMMON SHARE:
Net Income Applicable to Common Shares    $63,542     28,782    $   2.21
                                                                ========

Dilutive Options (See Note 15)                 --        196
Non-Managing Member Units (See Note 4)         40         16
                                          -------     ------

DILUTED EARNINGS PER COMMON SHARE:
Net Income Applicable to Common
Shares Plus Assumed Conversions           $63,582     28,994    $   2.19
                                                                ========

(13)    FUNDS FROM OPERATIONS

        HCPI believes that Funds From Operations (FFO) is the most important supplemental measure of operating performance for a real estate investment trust. Because the historical cost accounting convention used for real estate assets requires straight-line depreciation (except on land) such accounting presentation implies that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen and fallen with market conditions, presentations of operating results for a real estate investment trust that uses historical cost accounting for depreciation could be less informative. The term FFO was designed by the real estate investment trust industry to address this problem.

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

        Below are summaries of the calculation of FFO for the years ended December 31, 1999, 1998 and 1997 (all amounts in thousands):

                                               1999          1998          1997
                                             ---------     ---------     ---------
Net Income Applicable to Common Shares       $  78,450     $  78,635     $  63,542
Real Estate Depreciation and Amortization       44,789        29,577        22,667
Joint Venture Adjustments                        1,584         2,096          (720)
Gain on Sale of Real Estate Properties         (10,303)      (14,053)       (2,047)
                                             ---------     ---------     ---------

Funds From Operations                        $ 114,520     $  96,255     $  83,442
                                             =========     =========     =========

        HCPI is required to report information about operations on the basis that it uses internally to measure performance under Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, effective beginning in 1998.

(14)    DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

        The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. The carrying amount for Cash and Cash Equivalents approximates fair value because of the short-term maturity of those instruments. Fair values for Mortgage Loans Receivable and Debt are based on the estimates of management and on rates currently prevailing for comparable loans and instruments of comparable maturities, and are as follows:

                                          December 31, 1999                 December 31, 1998
                                    -------------------------------   -------------------------------
                                      Carrying           Fair           Carrying           Fair
                                       Amount            Value           Amount            Value
                                    -------------    --------------   --------------   --------------
                                                         (Amounts in thousands)
Mortgage Loans Receivable              $161,648         $160,477         $139,432         $148,000
Debt                                   $964,007         $912,611         $621,045         $601,000

(15)    STOCK INCENTIVE PLANS

        Directors and officers and key employees of HCPI are eligible to participate in HCPI's Directors' Stock Incentive Plan or HCPI's Amended Stock Incentive Plan (Plans). As of November 5, 1999, pursuant to the terms of the merger with AHE, 787,000 stock options with an average exercise price of $30 were issued in exchange for AHE stock options outstanding as of the date of the merger. A summary of the status of HCPI's Plans and the options issued in the AHE merger at December 31, 1999, 1998 and 1997 and changes during the years then ended is presented in the table and narrative below:

                                            1999                     1998                     1997
                                     --------------------    ---------------------    ---------------------
                                                Weighted                 Weighted                Weighted
                                                Average                  Average                  Average
                                     Shares     Exercise     Shares      Exercise     Shares     Exercise
Stock Incentive Plan                 (000's)     Price       (000's)      Price       (000's)      Price
---------------------------------    --------   ---------    --------    ---------    -------    ----------
Outstanding, beginning of year        1,309       $32         1,056        $30           896       $28
Granted                               1,425        28           306         38           230        36

Exercised                                (5)       20           (40)        23           (70)       26
Forfeited                                --        --           (13)        35            --        --
                                     --------                --------                 -------
Outstanding, end of year              2,729        31         1,309         32         1,056        30
Exercisable at end of year            1,166        28           581         26           543        26
Weighted average fair value
   of options granted during          $0.73                   $2.96                    $4.49
the year

Incentive Stock Awards
---------------------------------
Issued                                   58                      33                       32
Canceled                                 --                      (1)                      (1)


        The incentive stock awards (Awards) are granted at no cost to the employees. The Awards generally vest and are amortized over five-year periods. The stock options generally become exercisable on either a one-year or a five-year schedule after the date of the grant.

        The following table describes the options outstanding as of December 31, 1999.

                                                       Weighted
                                                       Average            Options
 Total Options                      Weighted         Contractual        Exercisable         Weighted
  Outstanding       Exercise         Average             Life           At December         Average
    (000's)           Price         Exercise          Remaining           31, 1999          Exercise
                                      Price            (Years)            (000's)            Price
----------------    ----------    --------------    ---------------    ---------------    -------------
        38           $12-$20           $18                1                  38               $18
     1,421           $22-$30           $27                5                 725               $26
       740           $30-$35           $32                4                 303               $32
       530           $35-$41           $38                6                 100               $36
----------------                                                       ---------------
     2,729                                                                1,166
================                                                       ===============

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following ranges of assumptions: risk-free interest rates from 4.61% to 6.54%; expected dividend yields from 8.36% to 11.64% percent; and expected lives of 10 years; expected volatility of .17% to .18%.

        HCPI accounts for stock options under Accounting Principles Board Opinion 25 (APB25), Accounting for Stock Issued to Employees, which is permitted under FASB Statement No. 123 (FASB 123), Accounting for Stock Based Compensation, issued in 1995. Had compensation cost for the Plans been determined instead in accordance with rules set out in FASB 123, HCPI's Net Income and Basic Earnings Per Common Share on a proforma basis would have been $0.01 lower for each of the years ended December 31, 1999, 1998 and 1997.

        During the years ended December 31, 1999 and 1998, respectively, HCPI made loans totaling $92,000 and $976,000 secured by stock in HCPI to directors, officers and key employees. The interest rate charged is based on the prevailing applicable federal rate as of the inception of the loan. Loans secured by stock totaling $1,729,000 and $1,637,000 were outstanding at December 31, 1999 and 1998, respectively.

(16)    DIVIDENDS

        Common stock dividend payment dates are scheduled approximately 50 days following each calendar quarter. The Board of Directors declared a dividend of $0.72 per share on January 19, 2000 paid on February 18, 2000 to stockholders of record on February 3, 2000.

        In order to qualify as a REIT, HCPI must generally, among other requirements, distribute at least 95% (90% effective January 1, 2001) of its taxable income to its stockholders. HCPI and other REITs generally distribute 100% of taxable income to avoid taxes on the remaining 5% (10% effective January 1, 2001) of taxable income.

        Per share dividend payments made by HCPI to the stockholders were characterized in the following manner for tax purposes:

                                                     1999           1998           1997
                                                  -----------    -----------    -----------
        Common Stock
        --------------------------------------
                Ordinary Income                     $2.0261        $2.4550        $2.3750
                Capital Gains Income                  .2494          .1650          .0850
                Return of Capital                     .5045            --             --
                                                  -----------    -----------    -----------
                Total Dividends Paid                $2.7800        $2.6200        $2.4600
                                                  ===========    ===========    ===========
        7-7/8% Preferred Stock Series A
        --------------------------------------
                Ordinary Income                     $1.7514        $1.8438        $0.5045
                Capital Gains Income                  .2174          .1250          .0150
                                                  -----------    -----------    -----------
                Total Dividends Paid                $1.9688        $1.9688        $0.5195
                                                  ===========    ===========    ===========
        8.70% Preferred Stock Series B
        --------------------------------------
                Ordinary Income                     $1.9350        $0.6619      $      --
                Capital Gains Income                  .2402         0.0450             --
                                                  -----------    -----------    -----------
                Total Dividends Paid                $2.1752        $0.7069      $      --
                                                  ===========    ===========    ===========
        8.60% Preferred Stock Series C
        --------------------------------------
                Ordinary Income                    $  .6376      $      --      $      --
                Capital Gains Income                  .0791             --             --
                                                  -----------    -----------    -----------
                Total Dividends Paid               $  .7167      $      --      $      --
                                                  ===========    ===========    ===========

        Dividends on all series of preferred stock are paid on the last day of each quarter.

(17)    COMMITMENTS

        HCPI has acquired real estate properties and has outstanding commitments to fund development of facilities on those properties of approximately $20,000,000, and is committed to acquire an additional $6,100,000 of existing healthcare real estate.

(18)    QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                              Three Months Ended
                                 March 31        June 30        September 30          December 31
                                 ---------    -------------    ---------------      --------------
1999                                       (Amounts in thousands, except per share data)
Revenue                         $   49,621    $   51,812       $   52,217             $   71,142
Net Income Applicable To
  Common Shares                 $   15,269    $   15,566(1)    $   26,064(2)          $   21,551

Dividends Paid Per Common
  Share                         $      .68    $      .69       $      .70             $      .71

Basic Earnings Per Common
  Share                         $      .49    $      .49(1)    $      .81(2)          $      .49

Diluted Earnings Per  Common
  Share                         $      .49    $      .49(1)    $      .80(2)          $      .49

1998                                   (Amounts in thousands, except per share data)
Revenue                         $   36,334    $   37,948       $   42,166       $   45,101
Net Income Applicable To
Common Shares                   $   16,297    $   16,546(3)    $   22,836(4)    $   22,956(5)

Dividends Paid Per Common
Share                           $      .64    $      .65       $      .66       $      .67

Basic Earnings Per Common
Share                           $      .54    $      .54(3)    $      .74(4)    $      .74(5)

Diluted Earnings Per  Common
Share                           $      .54    $      .53(3)    $      .72(4)    $      .73(5)

(1) Includes $152 or $0.004 per basic/diluted share for Gain on Sale of Real Estate Properties.

(2) Includes $10,151 or $0.32/$0.29 per basic/diluted share for Gain on Sale of Real Estate Properties.

(3) Includes $512 or $0.02 per basic/diluted share for Gain on Sale of Real Estate Properties.

(4) Includes $6,230 or $0.20/$0.18 per basic/diluted share for Gain on Sale of Real Estate Properties.

(5) Includes $7,311 or $0.24/$0.22 per basic/diluted share for Gain on Sale of Real Estate Properties.

(19)    NEW PRONOUNCEMENT

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

APPENDIX I


                          TENET HEALTHCARE CORPORATION


        SET FORTH BELOW IS CERTAIN CONDENSED FINANCIAL DATA OF TENET HEALTHCARE CORPORATION ("TENET") WHICH IS TAKEN FROM TENET'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MAY 31, 1999 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ("THE COMMISSION") UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"), AND THE TENET QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED NOVEMBER 30, 1999 AS FILED WITH THE COMMISSION.

        The information and financial data contained herein concerning Tenet was obtained and has been condensed from Tenet's public filings under the Exchange Act. The Tenet financial data presented includes only the most recent interim and fiscal year end reporting periods. We can make no representation as to the accuracy and completeness of Tenet's public filings but has no reason not to believe the accuracy and completeness of such filings. It should be noted that Tenet has no duty, contractual of otherwise, to advise us of any events which might have occurred subsequent to the date of such publicly available information which could affect the significance or accuracy of such information.

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

                  TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                 (Dollar amounts in millions, except par values)




                                              November 30,    May 31,
                                                  1999         1999
                                                 -------      -------
ASSETS
Cash and cash equivalents                        $    31      $    29
Short-term investments in debt securities            123          130
Accounts and notes receivable, less
   allowances for doubtful accounts
   ($293 at November 30 and $287 at May 31)        2,468        2,318
Inventories of supplies, at cost                     218          221
Deferred income taxes                                126          196
Other assets                                         552        1,068
                                                 -------      -------
Total current assets                               3,518        3,962
                                                 -------      -------
Investments and other assets                         546          569
Property, plant and equipment net                  5,843        5,839
Intangible assets, at cost
   Less accumulated amortization
   ($458 at November 30 and $409 at May 31)        3,368        3,401
                                                 -------      -------

                                                 $13,275      $13,771
                                                 =======      =======

                  TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
        (Dollar amounts in millions, except par values and share amounts)


                                                      November 30,     May 31,
                                                          1999           1999
                                                        --------       --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt                       $     36       $     45
Accounts payable                                             605            713
Accrued expenses                                             481            553
Other current liabilities                                    803            711
                                                        --------       --------
Total current liabilities                                  1,925          2,022
                                                        --------       --------

Long-term debt, net of current portion                     5,780          6,391

Other long-term liabilities and minority interests         1,054          1,048

Deferred income taxes                                        427            440

Common stock, $.075 par value; authorized
   700,000,000 shares; 315,588,851 shares issued
   at November 30, 1999 and 314,778,323 shares
   issued at May 31, 1999                                     24             24

Other shareholders' equity                                 4,135          3,916

Treasury stock, at cost, 3,754,708 shares at
   November 30, 1999 and May 31, 1999                        (70)           (70)
                                                        --------       --------
Total shareholders' equity                                 4,089          3,870
                                                        --------       --------

                                                        $ 13,275       $ 13,771
                                                        ========       ========

                        TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (Dollar amounts in millions)


                                                           Six Months Ended     Year Ended
                                                           November 30, 1999    May 31, 1999
                                                           -----------------    ------------
Net operating revenues                                         $  5,653       $ 10,880
                                                               --------       --------
Operating expenses                                                4,727          9,022
Depreciation and amortization                                       266            556
Interest expense, net of capitalized portion                        244            485
Merger, facility consolidation and other
    non-recurring charges                                            --            363
                                                               --------       --------
Total costs and expenses                                          5,237         10,426
                                                               --------       --------

Investment earnings                                                  11             27
Minority interests in income of consolidated subsidiaries           (10)            (7)
Net gain on disposals of facilities
    and long-term investments                                        68             --
Income from continuing operations before
     income taxes                                                   485            474
Taxes on income                                                    (222)          (225)
                                                               --------       --------

Income from continuing operations                                   263            249
                                                               --------       --------

Cumulative effect of accounting change, net of taxes                (19)            --
                                                               --------       --------

Net income                                                     $    244       $    249
                                                               ========       ========

                  TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (Dollar amounts in millions)


                                                                 Six Months Ended   Year Ended
                                                                November 30, 1999  May 31, 1999
NET CASH PROVIDED BY OPERATING ACTIVITIES                              $   325       $   582
                                                                       -------       -------
(Includes changes in all operating assets and  liabilities)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                               (264)         (592)
  Purchase of new business, net of cash acquired                           (38)         (646)
  Proceeds from sales of facilities, investments and
   other assets                                                            643            72
Other items                                                                (34)           19
                                                                       -------       -------

Net cash used in investing activities                                      307        (1,147)
                                                                       -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments of other borrowings                                            (1,430)       (5,085)
Proceeds from other borrowings                                             802         5,634
Proceeds from sales of common stock                                         --            23
Proceeds from stock options exercised                                       --            13
Other items                                                                 (2)          (14)
                                                                       -------       -------

Net cash provided by financing activities                                 (630)          571
                                                                       -------       -------

Net decrease in cash and cash equivalents                                    2             6
Cash and cash equivalents at beginning of year                              29            23
                                                                       -------       -------

Cash and cash equivalents at end of year                               $    31       $    29
                                                                       -------       -------

                                  EXHIBIT INDEX


Exhibit
Number         Description
-------        -----------
10.17          Second Amendment to Second Amended and Restated Directors Stock
               Incentive Plan, effective as of January 4, 2000.

10.19          Fourth Amendment to Second Amended and Restated Director Deferred
               Compensation Plan, effective as of January 4, 2000.

21.1           List of Subsidiaries

23.1           Consent of Independent Public Accountants

27.1           Financial Data Schedule