Form 10-Q
period 2000-03-31
HEALTH CARE PROPERTY INVESTORS INC
filed 2000-05-11
CIK 765880

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2000.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No[ ]

     As of May 10, 2000 there were 51,105,902 shares of $1.00 par value common stock outstanding.

                      HEALTH CARE PROPERTY INVESTORS, INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                        PAGE NO.
                                                                        --------
Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets
         March 31, 2000 and December 31, 1999................................. 2

         Condensed Consolidated Statements of Income
         Three Months Ended March 31, 2000 and 1999 .......................... 3

         Condensed Consolidated Statements of Cash Flows
         Three Months Ended March 31, 2000 and 1999........................... 4

         Notes to Condensed Consolidated Financial Statements................. 5


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations........................11

                           PART II. OTHER INFORMATION

Signatures ...................................................................21

                      HEALTH CARE PROPERTY INVESTORS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                             (Amounts in thousands)

                                                                  March 31,           December 31,
                                                                    2000                  1999
                                                                 -----------          ------------
ASSETS
Real Estate Investments:
     Buildings and Improvements                                  $ 2,163,585         $ 2,147,592
     Accumulated Depreciation                                       (247,250)           (230,509)
                                                                 -----------         -----------
                                                                   1,916,335           1,917,083
     Construction in Progress                                         17,382              20,312
     Land                                                            255,762             255,593
                                                                 -----------         -----------
                                                                   2,189,479           2,192,988
Loans Receivable                                                     192,940             193,157
Investments in and Advances to Joint Ventures                         42,902              47,642
Other Assets                                                          23,899              27,907
Cash and Cash Equivalents                                              4,957               7,696
                                                                 -----------         -----------
TOTAL ASSETS                                                     $ 2,454,177         $ 2,469,390
                                                                 ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Bank Notes Payable                                               $   213,200         $   215,500
Senior Notes Payable                                                 776,787             761,757
Convertible Subordinated Notes Payable Due 2000                       86,320             100,000
Mortgage Notes Payable                                               100,912             102,250
Accounts Payable, Accrued Liabilities and Deferred Income             50,546              49,222
Minority Interests in Joint Ventures                                  16,645              16,564
Minority Interests Convertible into Common Stock                      23,847              23,840
Stockholders' Equity:
     Preferred Stock                                                 274,525             275,041
     Common Stock                                                     51,253              51,421
     Additional Paid-In Capital                                      936,827             940,471
     Cumulative Net Income                                           661,305             628,151
     Cumulative Dividends                                           (737,990)           (694,827)
                                                                 -----------         -----------
TOTAL STOCKHOLDERS' EQUITY                                         1,185,920           1,200,257
                                                                 -----------         -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 2,454,177         $ 2,469,390
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

                      HEALTH CARE PROPERTY INVESTORS, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                (Amounts in thousands, except per share amounts)

                                                             Three Months Ended
                                                                  March 31,
                                                          -------------------------
                                                            2000             1999
                                                          --------         --------
REVENUE
     Rental Income, Triple Net Properties                 $ 56,548         $ 31,484
     Rental Income, Managed Properties                      20,114           12,119
     Interest and Other Income                               5,590            6,018
                                                          --------         --------
                                                            82,252           49,621
                                                          --------         --------
EXPENSE
     Interest Expense                                       21,214           12,551
     Real Estate Depreciation and Amortization              17,146            9,386
     Operating Expenses, Managed Properties                  6,699            3,751
     General and Administrative Expenses                     3,519            3,114
                                                          --------         --------
                                                            48,578           28,802
                                                          --------         --------

INCOME FROM OPERATIONS                                      33,674           20,819
Minority Interests                                          (1,413)          (1,441)
Gain on Sale of Real Estate Properties                         684               --
                                                          --------         --------

INCOME BEFORE EXTRAORDINARY ITEM                            32,945           19,378
Extraordinary Item - Gain on Extinguishment of Debt            209               --
                                                          --------         --------

NET INCOME                                                $ 33,154         $ 19,378
Dividends to Preferred Stockholders                         (6,225)          (4,109)
                                                          --------         --------

NET INCOME APPLICABLE TO COMMON SHARES                    $ 26,929         $ 15,269
                                                          ========         ========

Basic Earnings Per Common Share                           $   0.53         $   0.49
                                                          ========         ========

Diluted Earnings Per Common Share                         $   0.52         $   0.49
                                                          ========         ========

Weighted Average Shares Outstanding - Basic                 51,285           31,021
                                                          ========         ========

Weighted Average Shares Outstanding - Diluted               51,300           31,119
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

                      HEALTH CARE PROPERTY INVESTORS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                             (Amounts in thousands)

                                                                   Three Months
                                                                 Ended March 31,
                                                            -------------------------
                                                              2000             1999
                                                            --------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                  $ 33,154         $ 19,378
Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating Activities:
       Real Estate Depreciation                               17,146            9,386
       Non Cash Charges                                          727              790
       Joint Venture Adjustments                                 487              336
       Gain on Sale of Real Estate Properties                   (684)              --
    Changes in:
       Operating Assets                                        3,452             (545)
       Operating Liabilities                                   2,723            7,089
                                                            --------         --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                     57,005           36,434
                                                            ========         ========
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Real Estate                                    (6,471)         (57,752)
Assumption of Debt on Acquisition of Real Estate                  36               --
Proceeds from the Sale of Real Estate Properties               3,583               --
Other Investments and Loans                                   (1,163)          (8,529)
                                                            --------         --------
NET CASH USED IN INVESTING ACTIVITIES                         (4,015)         (66,281)
                                                            ========         ========

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Change in Bank Notes Payable                              (2,300)          12,500
Repayment of Senior Notes Payable                            (10,000)              --
Issuance of Senior Notes                                      24,865           24,938
Increase/(Decrease) in Minority Interests                         --           19,092
Periodic Payments on Mortgages                                  (768)            (545)
Repurchase of Common and Preferred Stock                      (6,269)              --
Repurchase of Convertible Subordinated Notes Payable         (13,680)              --
Dividends Paid                                               (43,163)         (25,218)
Other Financing Activities                                    (4,414)          (1,172)
                                                            --------         --------
NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES          (55,729)          29,595
                                                            ========         ========
NET DECREASE IN CASH AND CASH EQUIVALENTS                     (2,739)            (252)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 7,696            4,504
                                                            --------         --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $  4,957         $  4,252
                                                            ========         ========
CAPITALIZED INTEREST                                        $    265         $    553
                                                            ========         ========

      See accompanying Notes to Condensed Consolidated Financial Statements
         and Management's Discussion and Analysis of Financial Condition
                           and Results of Operations.

                      HEALTH CARE PROPERTY INVESTORS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000

                                   (Unaudited)


(1)  SIGNIFICANT ACCOUNTING POLICIES

     We, the management of Health Care Property Investors, Inc., believe that the unaudited financial information contained in this report reflects all adjustments that are necessary to state fairly the financial position, the results of operations, and the cash flows of the Company. Unless the context otherwise indicates, the Company or HCPI means Health Care Property Investors, Inc. and its affiliated subsidiaries and joint ventures. We presume that users of this interim financial information have read or have access to the audited financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the preceding fiscal year ended December 31, 1999. Therefore, notes to the financial statements and other disclosures that would repeat the disclosures contained in our most recent annual report to security holders have been omitted. This interim financial information does not necessarily represent a full year's operations for various reasons, including acquisitions and dispositions, changes in rents and interest rates, and the timing of debt and equity financings.

Facility Operations:

     Since 1997, we have purchased ownership interests in 95 medical office buildings ("MOBs") and physician group practice clinics that are managed by independent property management companies. These facilities are leased to multiple tenants under gross, modified gross or triple net leases. Rents and operating income attributable to these properties is included in Rental Income, Managed Properties in our financial statements. Expenses related to the operation of these facilities are recorded as Operating Expenses, Managed Properties.

Reclassifications:

     We have made reclassifications, where necessary, for comparative financial statement presentations.

(2)  BUSINESS COMBINATION

     On November 4, 1999, American Health Properties, Inc. ("AHE") merged with and into HCPI (the Merger) in a stock-for-stock transaction, approved by the stockholders of both companies, with HCPI being the surviving corporation. Under the terms of the Merger agreement, each share of AHE common stock was converted into the right to receive 0.78 share of HCPI's common stock and AHE 8.60% cumulative redeemable preferred stock, series B was converted into HCPI's 8.60% series C cumulative redeemable preferred stock. The Merger resulted in the issuance of approximately 19,430,115 shares of HCPI's common stock and HCPI's series C cumulative redeemable preferred stock. In addition, HCPI assumed $343,000,000 of AHE's debt upon consummation of the Merger. The transaction was treated as a purchase for financial accounting purposes. The operating results of AHE have been included in our consolidated financial statements since November 4, 1999 and, accordingly, the results of operations for the three months ended March 31, 1999 do not reflect the operations of AHE.

Pro Forma Financial Information (Unaudited):

     The following unaudited pro forma consolidated statements of income information present the results of HCPI's operations for the three months ended March 31, 1999 as though the acquisition of AHE had occurred as of the beginning of 1999:

                                                             March 31,
                                                                1999
                                                    ------------------------
                                                    (Dollar amounts in 000s,
                                                    expect per share amounts)

         Total Revenues                                      $78,112
         Net Income Applicable to Common Shares              $27,477
         Earnings Per Share
             Basic                                             $0.54
             Diluted                                           $0.54

     Pro Forma Net Income applicable to common shares and earnings per basic and diluted share include $1,283,000 or $0.03 per share for Gain on the Sale of Real Estate.

     The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions taken place at the beginning of 1999 or the results that may occur in the future. The pro forma results include additional interest on borrowed funds, increased depreciation and decreases in amortization expense associated with changes in fair value of the AHE depreciable property and other intangible assets and a reduction in general and administrative expenses.

(3)  OPERATORS

Major Operators:

     Listed below are our major operators and their respective percentage of total annualized revenue for the three months ended March 31, 2000. All of these operators are publicly traded companies and are subject to the informational filing requirements of the Securities and Exchange Act of 1934, as amended, and accordingly file periodic financial statements on Form 10-K and Form 10-Q with the Securities and Exchange Commission.

                                                  Revenue         Percentage
                                                  -------         ----------
                                                  (Dollar amounts in 000s)

          Tenet Healthcare Corporation            $55,305           18.6%
          HealthSouth Corporation                  16,363            5.5%
          Columbia/HCA Healthcare Corporation      14,538            4.9%
          Emeritus Corporation                     13,327            4.5%
          Beverly Enterprises                      12,365            4.1%
          Vencor, Inc.                             13,030            4.4%
          Centennial Healthcare Corporation         8,540            2.8%

     At March 31, 2000, we had approximately 100 health care operators and over 650 tenants in multi-tenant buildings.

Vencor:

     On May 1, 1998, Vencor completed a spin-off transaction. As a result, it became two publicly held entities -- Ventas, Inc., a real estate company which intends to qualify as a REIT, and Vencor, a healthcare company which at March 31, 2000 leased 35 of our properties of which 10 are subleased to other operators. On September 13, 1999, Vencor filed for bankruptcy protection. We have recourse to Ventas, Inc. and Tenet Healthcare Corporation (see discussion below) for most of the rents payable by Vencor under the terms of the applicable leases. All rents due to us subsequent to the bankruptcy filing have been received.

     Under its filing for bankruptcy protection, Vencor has the right to assume or reject its leases with us. If Vencor assumes a lease, it must do so pursuant to the original contract terms, must cure all pre-petition and post-petition defaults under the lease and provide adequate assurances of future performance. If Vencor rejects a lease, we have the right to collect rent through the rejection date and may lease the property to another operator. As of May 3, 2000, Vencor had made no proposals to reject any of their current leases with us. We have received $735,000 of $1,008,000 of pre-petition rents and consider the remaining balance to be fully collectible. However, we cannot assure you that, as a result of Vencor's bankruptcy filing, we would be able to recover all amounts due under our leases with Vencor, that we would be able to promptly recover the premises or lease the property to another lessee or that the rent we would receive from another lessee would equal amounts due under the Vencor leases. We have recourse to Tenet for rents under all but four of the Vencor leases, and on some leases we are receiving direct payment by sublessees of Vencor, which may reduce the risk to us of not being able to collect on those leases. However, some of Vencor's sublessees have also filed for bankruptcy protection and although we are current on lease payments, we cannot assure you that the bankruptcy filing of Vencor or certain of its sublessees would not have a material adverse effect on our Net Income, Funds From Operations or the market value of our common stock.

     Based upon public reports, for the year ended December 31, 1999, Vencor had revenue of approximately $2.7 billion and a net loss of approximately $683 million. Based upon public reports, Ventas' revenue and net income for the year ended December 31, 1999, were approximately $233 million and $43 million, respectively. Approximately $225 million of Ventas' revenue resulted from leases with Vencor. As of December 31, 1999, Ventas had total assets of $1.1 billion and a stockholders' equity of $8 million.

     Tenet is one of the nation's largest healthcare services companies, providing a broad range of services through the ownership and management of healthcare facilities. Based upon public reports, Tenet's revenue and net income for the nine months ended February 29, 2000 were $8.5 billion and $282 million, respectively, and Tenet had total assets of $13.4 billion as of February 29, 2000. Tenet has historically guaranteed Vencor's leases. During 1997, we reached an agreement with Tenet whereby Tenet agreed to forbear or waive some renewal and purchase options and related rights of first refusal on facilities leased to Vencor. Accordingly, we have recourse to Tenet on 31 Vencor leases, one of which will expire on May 31, 2000, and the remaining 30 will expire during 2001.

Other Troubled Long-Term Care Providers:

     The financial condition of many long-term care providers has been eroded during the past year, in part due to the implementation of the Medicare Prospective Payment System. As a result, certain of our long-term care provider lessees have filed for Chapter XI bankruptcy protection during the past several months. Other than Vencor discussed above, lessees that have filed for bankruptcy and their respective percentage of annualized revenue are Sun Healthcare, 1.0%; Integrated Health Services, 1.0%; Mariner Post Acute Network, 0.4%; Lenox Healthcare, 0.4%; and Texas Health Enterprises, 0.2%.

     The lessees in bankruptcy discussed in the previous paragraph were current on all rents as of March 31, 2000, with the exception of certain pre-petition rents in the amount of $188,000 which we believe will generally be payable once the plans of reorganization are confirmed. However, we cannot assure you that the bankruptcies of those lessees will not have a material adverse effect on our Net Income, our Funds From Operations or the market value of our common stock.

(4)  REAL ESTATE DISPOSITIONS

     During the three months ended March 31, 2000, we sold one long-term care facility at a gross selling price of $3,583,000.

(5)  STOCKHOLDERS' EQUITY

     The following table provides a summary of the activity for the Stockholders' Equity account for the three months ended March 31, 2000 (amounts in thousands):

                           Preferred Stock            Common Stock
                          ------------------   -------------------------------
                                                             Par    Additional                              Total
                          Number of            Number of    Value     Paid In   Cumulative  Cumulative  Stockholders'
                           Shares     Amount    Shares     Amount     Capital   Net Income   Dividends     Equity
                          ---------   ------   ---------   ------   ----------  ----------  ----------  -------------
Balance,
 December 31, 1999         11,745    $275,041   51,421     $51,421   $940,471   $628,151     $(694,827)   $1,200,257
Stock Options Exercised                              2           2         32                                     34
Stock Grants Issued                                 75          75      1,863                                  1,938
Stock Repurchase              (23)       (516)    (242)       (242)    (5,511)                                (6,269)
Cancelled Shares                                    (3)         (3)       (28)                                   (31)
Net Income                                                                        33,154                      33,154
Dividends Paid -
 Preferred Shares                                                                               (6,225)       (6,225)
Dividends Paid -
 Common Shares                                                                                 (36,938)      (36,938)
--------------------------------------------------------------------------------------------------------------------
Balance,
 March 31, 2000            11,722    $274,525   51,253     $51,253   $936,827   $661,305     $(737,990)   $1,185,920
--------------------------------------------------------------------------------------------------------------------

(6)  EARNINGS PER COMMON SHARE

     We compute earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic earnings per common share is computed by dividing Net Income applicable to common shares by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is calculated including the effect, if any, of dilutive securities. Options to purchase shares of common stock that had an exercise price in excess of the average market price of the common stock during the period are not included because they are not dilutive.

                                               For the Three Months Ended
                                          ------------------------------------
                                                                     Per Share
March 31, 2000                             Income        Shares        Amount
--------------------------------------    ---------    ----------    ---------
BASIC EARNINGS PER COMMON SHARE:
Net Income Applicable to Common Shares    $  26,929       51,285      $  0.53
                                                                      =======
Dilutive Options                                 --           15
                                          ---------    ---------
DILUTED EARNINGS PER COMMON SHARE:
Net Income Applicable to Common Shares    $  26,929       51,300      $  0.52
                                                                      =======

                                                                    Per Share
March 31, 1999                             Income       Shares        Amount
--------------------------------------    ---------    ---------    ---------
BASIC EARNINGS PER COMMON SHARE:
Net Income Applicable to Common Shares    $  15,269      31,021       $  0.49
                                                                      =======
Dilutive Options                                --           98
                                          ---------    --------
DILUTED EARNINGS PER COMMON SHARE:
Net Income Applicable to Common  Shares   $  15,269      31,119       $  0.49
                                                                      =======

(7)  STOCK AND DEBT BUYBACK PROGRAM

     In December 1999, our Board of Directors approved a $40,000,000 stock and debt repurchase program whereby $20,000,000 of our common and preferred stock and $20,000,000 of our convertible subordinated notes and senior debt may be repurchased on the open market. Through March 31, 2000, we had repurchased 63,400 shares of preferred stock for $947,000; 300,400 shares of common stock for $7,293,000 and had repurchased $13,680,000 principal amount of convertible debt (plus $185,000 in accrued interest through the dates of repurchase).

(8)  FUNDS FROM OPERATIONS

     We believe that Funds From Operations (FFO) is the most important supplemental measure of operating performance for a real estate investment trust. Because the historical cost accounting convention used for real estate assets requires straight-line depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen and fallen with market conditions, presentations of operating results for a real estate investment trust that uses historical cost accounting for depreciation could be less informative. The term FFO was designed by the real estate investment trust industry to address this problem.

     We adopted the definition of FFO prescribed by the National Association of Real Estate Investment Trusts (NAREIT). FFO is defined as Net Income applicable to common shares (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus real estate depreciation and real estate related amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis.

     FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income. FFO, as we define it, may not be comparable to similarly entitled items reported by other real estate investment trusts that do not define it exactly as the NAREIT definition.

     Below are summaries of the calculation of FFO for the three months ended March 31, 2000 and 1999, (amounts in thousands):

                                                      Three Months
                                                     Ended March 31,
                                                 ------------------------
                                                   2000           1999
                                                 ---------      ---------

Net Income Applicable to Common Shares           $ 26,929         $15,269
Real Estate Depreciation and Amortization          17,146           9,386
Joint Venture Adjustments                             487             336
Gain on Sale of Real Estate Properties               (684)             --
                                                 --------         -------
Funds From Operations                            $ 43,878         $24,991
                                                 ========         =======

     HCPI is required to report information about operations on the basis that it uses internally to measure performances under Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, effective beginning in 1998.

(9)  COMMITMENTS

     We have acquired real estate properties and have outstanding commitments to fund the development of facilities on those properties of approximately $10,200,000, and are committed to acquire an additional $9,000,000 of existing healthcare real estate. We expect that a significant portion of these commitments will be funded; however, experience suggests that some committed transactions may not close for various reasons including unsatisfied pre-closing conditions, competitive financing sources, final negotiation differences or operator's ability to obtain required internal or governmental approvals.

(10)  SUBSEQUENT EVENTS

     On April 20, 2000, the Board of Directors declared a quarterly dividend of $0.73 per common share payable on May 19, 2000, to shareholders of record on the close of business on May 3, 2000.

     The Board of Directors also declared a cash dividend of $0.492188 per share on its series A cumulative preferred stock, $0.54375 per share on its series B cumulative preferred stock and $.5375 per share on its series C cumulative preferred stock depositary shares. These dividends will be paid on June 30, 2000 to shareholders of record as of the close of business on June 15, 2000.

         In April 2000, we repurchased 200,000 shares of common stock for $5,015,000 under our securities repurchase program discussed in Note 7.

(11)  NEW PRONOUNCEMENTS

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

                      HEALTH CARE PROPERTY INVESTORS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

GENERAL

     We are in the business of acquiring health care facilities that we lease on a long-term basis to health care providers. On a more limited basis, we have provided mortgage financing on health care facilities. As of March 31, 2000, our portfolio of properties, including equity investments, consisted of 426 facilities located in 43 states. These facilities are comprised of 175 long-term care facilities, 92 congregate care and assisted living facilities, 46 physician group practice clinics, 82 medical office buildings, 22 acute care hospitals, and nine freestanding rehabilitation facilities. The gross investment in the properties, which includes joint venture acquisitions, was approximately $2.6 billion at March 31, 2000.

     We have commitments to purchase and construct health care facilities totaling approximately $19,200,000 which are expected to fund during 2000. The Company expects that a significant portion of these commitments will be funded; however, experience suggests that some committed transactions may not close for various reasons including unsatisfied pre-closing conditions, competitive financing sources, final negotiation differences or operator's ability to obtain required internal or governmental approvals.

RESULTS OF OPERATIONS

     Net Income applicable to common shares for the three months ended March 31, 2000 totaled $26,929,000 or $0.53 of basic earnings per share on revenue of $82,252,000. This compares to $15,269,000 or $0.49 of basic earnings per share on revenue of $49,621,000 for the same period in 1999. Net Income applicable to common shares for the three months ended March 31, 2000 includes a $684,000 or $0.013 per share gain on the sale of real estate properties.

     Rental Income, Triple Net Properties for the three months ended March 31, 2000 increased $25,064,000 to $56,548,000, as compared to the same period in the prior year. Rental Income, Managed Properties for the three months ended March 31, 2000 increased by $7,995,000 to $20,114,000 from the three months ended March 31, 1999 with a related increase in Operating Expenses Managed Properties of $2,948,000 to $6,699,000. These increases were generated primarily from the 1999 acquisition activity, most of which is attributable to the merger with American Health Properties portfolio in the merger. Interest and Other Income for the three months ended March 31, 2000 decreased $428,000 to $5,590,000, primarily from growth in the lending portfolio offset by the divestiture in the third quarter of 1999 of certain partnership interests from which we were receiving income during 1999.

     Interest Expense for the three months ended March 31, 2000 increased $8,663,000. The increase is primarily the result of an increase in short-term borrowings used to fund the acquisitions made during 1999 and interest related to the debt assumed in the merger with American Health Properties. The increase in Depreciation for the three months ended March 31, 2000 of $7,760,000 to $17,146,000 is the direct result of the new investments made during 1999 including the merger with American Health Properties.

     We believe that FFO is an important supplemental measure of operating performance. FFO for the three months ended March 31, 2000 increased $18,887,000 to $43,878,000 as compared to the same period in the prior year. The increase is attributable to increases in Rental Income on the Triple Net and Managed Properties as offset by increases in Interest Expense and Operating Expenses Managed Properties, which are discussed above.

     FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to Net Income. FFO, as we define it, may not be comparable to similarly entitled items reported by other real estate investment trusts that do not use the NAREIT definition.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed investments through the issuance of common and preferred stock, issuance of long-term debt, assumption of mortgage debt, use of short-term bank lines and use of internally generated cash flows. Facilities under construction are generally financed by means of cash on hand or short-term borrowings under our existing bank lines. Management believes that our liquidity and sources of capital are adequate to finance our operations. Future investments in additional facilities will be dependent on availability of cost effective sources of capital.

Medium-Term Note Financings

     The following table summarizes the Medium-Term Note financing activities since January 1999:

                                                     Amount
Date                Maturity     Coupon Rate    Issued/(Redeemed)
----                --------     -----------    -----------------
February 1999       5 years         6.92%          25,000,000
April 1999          5 years     7.00% - 7.48%      37,000,000
May 1999              ---       10.55%-10.57%     (10,000,000)
November 1999         ---           8.81%          (5,000,000)
February 2000         ---           8.87%         (10,000,000)
February 2000       4 years         9.00%          25,000,000

Other Senior Debt

     On November 4, 1999, in connection with the merger with American Health Properties we assumed two series of outstanding senior notes of American Health Properties, consisting of $100,000,000 principal amount of 7.05% senior notes due 2002 and $120,000,000 principal amount of 7.50% senior notes (8.16% effective rate) due 2007. Additionally, we assumed $56,000,000 of American Health Properties' mortgage debt with interest rates ranging from 7.00% to 8.52% due 2003 to 2011.

Equity Offerings

     In May 1999, we completed an equity offering of 1,000,000 shares of our common stock which raised $31,400,000 of equity with net proceeds of $29,600,000. We used the net proceeds from the equity offering to pay down or pay off short-term borrowings under our revolving lines of credit. We invested any excess funds in short-term investments until they were needed for acquisitions or development.

     On November 4, 1999, in connection with the merger with American Health Properties we issued 19,430,115 shares of our common stock and 4,000,000 depositary shares of 8.60% series C cumulative redeemable preferred stock. (See
Note 2 to the Consolidated Financial Statements.)

     In January and February 2000, we registered 89,452 and 593,247 shares of common stock for issuance, from time to time, to the holders of non-managing member units in two consolidated subsidiaries, HCPI/Indiana, LLC and HCPI/Utah, LLC, respectively. The non-managing member units are convertible from time to time by the non-managing members' into shares of our common stock, or at our option into the right to receive cash.

     At March 31, 2000, stockholders' equity totaled $1,185,920,000 and the debt to equity ratio was .99 to 1.00. For the three months ended March 31, 2000, FFO (before interest expense) covered Interest Expense at a ratio of 3.07 to 1.00.

Stock and Debt Buyback Program

     In December 1999, our Board of Directors approved a $40,000,000 stock and debt repurchase program. Through March 31,2000 we had repurchased 63,400 shares of preferred stock for $947,000, 300,400 shares of common stock for $7,293,000 and had repurchased $13,680,000 principal amount of convertible debt (plus $185,000 in accrued interest through the dates of repurchase).

Available Financing Sources

     As of March 31, 2000, we had $372,000,000 available for future financing of debt and equity securities under a shelf registration statement filed with the Securities and Exchange Commission. Of that amount, we have approximately $85,000,000 available under Medium-Term Note senior debt programs. These amounts may be issued from time to time in the future based on our needs and then existing market conditions.

     We have two revolving lines of credit, one for $103,000,000 that expires on November 2, 2000 and one for $207,000,000 that expires on November 3, 2003. Availability on these lines of credit is reduced by outstanding letters of credit aggregating $3,500,000. As of March 31, 2000, we had $93,300,000 available on these lines of credit. Since 1986, the debt rating agencies have rated our Senior Notes and Convertible Subordinated Notes investment grade. Current ratings are as follows:

                         Moody's         Standard & Poor's      Duff & Phelps
                      --------------   --------------------   -----------------

Senior Notes              Baa2                   BBB+                 BBB+
Convertible

 Subordinated Notes       Baa3                   BBB                  BBB

     Since our inception in May 1985, we have recorded approximately $848,867,000 in cumulative FFO. Of this amount, we have distributed a total of $704,211,000 to stockholders as dividends on common stock. We have retained the balance of $144,656,000 and used it as an additional source of capital.

     On February 18, 2000, we paid a dividend of $0.72 per common share or $36,938,000 in the aggregate. Total dividends paid on common stock during the three months ended March 31, 2000, as a percentage of FFO, was 84%. During the second quarter of 2000, we declared a dividend of $0.73 per common share or approximately $37,269,000 in the aggregate to be paid May 19, 2000.

Letters of Credit

     At March 31, 2000, we held approximately $61,900,000 in depositary accounts and irrevocable letters of credit from commercial banks to secure the obligations of many lessees' lease and borrowers' loan obligations. We may draw upon the letters of credit or depositary accounts if there are any defaults under the leases and/or loans. Amounts available under letters of credit or depositary accounts could change based upon facility operating conditions and other factors and such changes may be material.

Facility Rollovers

     As of March 31, 2000, we have 13 facilities that are subject to lease expiration and mortgage maturities during the remainder of 2000. These facilities currently represent approximately 1.4% of annualized revenue. For the year ending December 31, 2001, we have 39 facilities that are subject to lease expiration and mortgage maturities. These facilities currently represent approximately 6.9% of annualized revenue.

INTERNAL GROWTH

     For the three months ended March 31, 2000, we had internal same facility rent growth of approximately $551,000 or 2% of rents in our Triple Net portfolio.

YEAR 2000 ISSUE

     The Year 2000 issue was the result of widely used computer programs that identify the year by two digits, rather than by four digits. It was believed that continued use of these programs may result in widespread computer-generated malfunctions and miscalculations beginning in the year 2000, when the digits "00" are interpreted as "1900." It was believed that those miscalculations could cause disruption of operations including the temporary inability to process transactions such as invoices for payment. Those computer programs that identify the year based on four digits are considered "Year 2000 compliant." The statements in the following section include "Year 2000 readiness disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998.

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

     Our remaining exposure to the Year 2000 issue is the possibility that reimbursement delays caused by a failure of federal and state welfare programs responsible for Medicare and Medicaid could adversely affect our tenants' cash flow, resulting in their temporary inability to meet their obligations under our leases. Depending upon the severity of any reimbursement delays and the financial strength of any particular operator, the operations of our tenants could be materially adversely affected, which in turn could have a material adverse effect on our results of operations. To date, we have not seen any adverse effect on our results of operations from the Year 2000 issue nor have we become aware of any reimbursement delays attributable to the Year 2000 issue.

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

  (g) General uncertainty inherent in the Year 2000 issue, particularly the uncertainty of the Year 2000 readiness of third parties who are material to our business, such as public or private healthcare reimbursers, over whom we have no control; and

  (h) The expected benefits from the merger with American Health Properties, such as cost savings, operating efficiencies and other synergies may not be realized due to increased demands on our management resources following the merger.

DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risks related to fluctuations in interest rates on our mortgage loans receivable and on our debt instruments. We provide mortgage loans to operators of healthcare facilities in the normal course of business. All of the mortgage loans receivable have fixed interest rates or interest rates with periodic fixed increases. Therefore, the mortgage loans receivable are all considered to be fixed rate loans. We generally borrow on our short-term bank lines of credit to complete acquisition transactions. We then repay borrowings using proceeds from subsequent long-term debt and equity offerings. We may also assume mortgage notes payable already in place as part of an acquisition transaction. Currently, we have two mortgage notes payable with variable interest rates and the remaining mortgage notes payable have fixed interest rates or interest rates with fixed periodic increases.

Our Senior Notes and Convertible Subordinated Notes bear interest at fixed rates. The variable rate loans bear interest at interest rates below the current prime rate of 9.0%, and fluctuations are tied to the prime rate or to a rate currently below the prime rate. There have been no significant changes in our mortgage loans receivable or debt instruments since December 31, 1999.

     Fluctuation in the interest rate environment will not affect our future earnings and cash flows on our fixed rate debt until that debt matures and must be replaced or refinanced. Interest rate changes will affect the fair value of the fixed rate instruments. Conversely, changes in interest rates on variable rate debt would change our future earnings and cash flows, but not affect the fair value on those instruments. Assuming a one percentage point increase in the interest rate related to the variable rate debt including the mortgage notes payable and the bank lines of credit, and assuming no change in the outstanding balance as of year end, interest expense for 2000 would increase by approximately $2,193,000. Approximately 9% of the increase in interest expense related to the bank lines of credit, or $190,000, would be capitalized into construction projects.

     We do not believe that the future market rate risks related to our mortgage loans receivable or debt instruments will have a material impact on us or the results of our future operations. Readers are cautioned that most of the statements contained in these "Disclosures about Market Risk" paragraphs are forward looking and should be read in conjunction with our disclosures under the heading "Cautionary Language Regarding Forward Looking Statements" set forth above.

NEW PRONOUNCEMENTS

     See Note 11 to the financial statements for a discussion of our implementation of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and hedging Activities.

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

                  10.15 Second Amendment to Second Amended and Restated Directors Stock Incentive Plan, effective as of January 4, 2000 (incorporated by reference to exhibit
                           10.15 to HCPI's annual report on form 10-K for the year ended December 31, 1999).*

                  10.16 Second Amendment to Second Amended and Restated Directors Deferred Compensation Plan, effective as of November 3, 1999 (incorporated by reference to exhibit 10.2 to HCPI's quarterly report on form 10-Q for the period ended September 30, 1999).

                  10.17 Fourth Amendment to Second Amended and Restated Director Deferred Compensation Plan, effective as of January 4, 2000 (incorporated by reference to exhibit
                           10.17 to HCPI's annual report on form 10-K for the year ended December 31, 1999).*

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

                  21.1     List of Subsidiaries.

                  23.1     Consent of Independent Public Accountants.

                  27.1     Financial Data Schedule.

             ------------------

                  *   Management Contract or Compensatory Plan or Arrangement.

              b)  Reports on Form 8-K:

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 10, 2000           HEALTH CARE PROPERTY INVESTORS, INC.
                             (REGISTRANT)



                             /s/ James G. Reynolds
                             ---------------------------------------------------
                                 James G. Reynolds
                                 Executive Vice President and
                                 Chief Financial Officer
                                 (Principal Financial Officer)


                             /s/ Devasis Ghose
                             ---------------------------------------------------
                                 Devasis Ghose
                                 Senior Vice President-Finance and Treasurer
                                 (Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER     DESCRIPTION
-------    -----------

   27.1     Financial Data Schedule.