Form 10-Q
period 2000-06-30
HEALTH CARE PROPERTY INVESTORS INC
filed 2000-08-09
CIK 765880

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
      For the quarterly period ended June 30, 2000.

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

                          -------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     As of August 8, 2000 there were 50,962,328 shares of $1.00 par value common stock outstanding.

-------------------------------------------------------------------------------

                      HEALTH CARE PROPERTY INVESTORS, INC.

                                     INDEX

                         PART I.  FINANCIAL INFORMATION


                                                                      PAGE NO.
                                                                     --------
Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets
         June 30, 2000 and December 31, 1999........................    2

         Condensed Consolidated Statements of Income
         Six Months and Three Months Ended June 30, 2000 and 1999...    3

         Condensed Consolidated Statements of Cash Flows
         Six Months Ended June 30, 2000 and 1999....................    4

         Notes to Condensed Consolidated Financial Statements.......    5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations..............   12



                                 PART II.  OTHER INFORMATION

Signatures..........................................................   23

                      Health Care Property Investors, Inc.

                     Condensed Consolidated Balance Sheets

                                  (Unaudited)

                             (Amounts in thousands)

                                                                    June 30,                  December 31,
                                                                      2000                        1999
                                                             -------------------         -------------------
Assets
Real Estate Investments:
     Buildings and Improvements                                       $2,164,116                  $2,147,592
     Accumulated Depreciation                                           (261,737)                   (230,509)
                                                             -------------------         -------------------
                                                                       1,902,379                   1,917,083
     Construction in Progress                                             13,287                      20,312
     Land                                                                255,316                     255,593
                                                             -------------------          -------------------

                                                                       2,170,982                   2,192,988
Loans Receivable                                                         192,205                     193,157
Investments in and Advances to Joint Ventures                             42,168                      47,642
Other Assets                                                              21,075                      27,907
Cash and Cash Equivalents                                                  7,177                       7,696
                                                             -------------------         -------------------

Total Assets                                                          $2,433,607                  $2,469,390
                                                             ====================         ===================


Liabilities and Stockholders' Equity
Bank Notes Payable                                                    $  220,800                  $  215,500
Senior Notes Payable                                                     777,157                     761,757
Convertible Subordinated Notes Payable Due 2000                           86,320                     100,000
Mortgage Notes Payable                                                    96,622                     102,250
Accounts Payable, Accrued Liabilities and Deferred Income                 43,346                      49,222
Minority Interests in Joint Ventures                                      15,140                      16,564
Minority Interests Convertible into Common Stock                          24,877                      23,840
Stockholders' Equity:
     Preferred Stock                                                     274,526                     275,041
     Common Stock                                                         50,962                      51,421
     Additional Paid-In Capital                                          929,569                     940,471
     Cumulative Net Income                                               695,811                     628,151
     Cumulative Dividends                                               (781,523)                   (694,827)
                                                             -------------------         -------------------

Total Stockholders' Equity                                             1,169,345                   1,200,257
                                                             -------------------         -------------------

Total Liabilities and Stockholders' Equity                            $2,433,607                  $2,469,390
                                                             ====================         ===================

   See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                     Health Care Property Investors, Inc.

                  Condensed Consolidated Statements of Income

                                  (Unaudited)

               (Amounts in thousands, except per share amounts)

                                                              Three Months                                  Six Months
                                                              Ended June 30,                               Ended June 30,
                                                   -----------------------------------        -------------------------------------
                                                         2000                  1999                   2000                  1999
                                                   -------------       ---------------        ---------------       ---------------
Revenue
     Rental Income, Triple Net Properties             $ 56,568              $ 32,520               $113,116              $ 64,004
     Rental Income, Managed Properties                  19,695                12,934                 39,809                25,053
     Interest and Other Income                           5,833                 6,358                 11,423                12,376
                                                   -------------       ---------------        ---------------       ---------------
                                                        82,096                51,812                164,348               101,433
                                                   -------------       ---------------        ---------------       ---------------
Expense
     Interest Expense                                   21,535                13,578                 42,749                26,129
     Real Estate Depreciation and Amortization          17,447                10,101                 34,593                19,487
     Operating Expenses, Managed Properties              6,753                 4,077                 13,452                 7,828
     General and Administrative Expenses                 3,220                 2,988                  6,739                 6,102
                                                   -------------       ---------------        ---------------       ---------------
                                                        48,955                30,744                 97,533                59,546
                                                   -------------       ---------------        ---------------       ---------------

Income From Operations                                  33,141                21,068                 66,815                41,887
Minority Interests                                      (1,664)               (1,544)                (3,077)               (2,985)
Gain on Sale of Real Estate Properties                   3,029                   152                  3,713                   152
                                                   -------------       ---------------        ---------------       ---------------

Income Before Extraordinary Item                        34,506                19,676                 67,451                39,054
Extraordinary Item- Gain on Extinguishment of Debt         ---                   ---                    209                   ---
                                                   -------------       ---------------        ---------------       ---------------

Net Income                                              34,506                19,676                 67,660                39,054
Dividends to Preferred Stockholders                     (6,225)               (4,110)               (12,450)               (8,219)
                                                   -------------       ---------------        ---------------       ---------------

Net Income Applicable to Common Shares                $ 28,281              $ 15,566               $ 55,210              $ 30,835
                                                   =============       ===============        ===============       ===============

Basic and Diluted Earnings Per Common Share           $   0.55              $   0.49               $   1.08              $   0.98
                                                   =============       ===============        ===============       ===============

Weighted Average Shares Outstanding - Basic             51,069                31,680                 51,177                31,353
                                                   =============       ===============        ===============       ===============

Weighted Average Shares Outstanding - Diluted           51,093                31,791                 51,201                31,467
                                                   =============       ===============        ===============       ===============

   See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                     Health Care Property Investors, Inc.

                Condensed Consolidated Statements of Cash Flows

                                  (Unaudited)

                            (Amounts in thousands)

                                                               Six Months
                                                             Ended June 30,
                                                       -------------------------
                                                           2000         1999
                                                       -----------   -----------
                                                                     C>
Cash Flows From Operating Activities:
Net Income                                              $ 67,660     $  39,054
Adjustments to Reconcile Net Income to
 Net Cash Provided by Operating Activities:
   Real Estate Depreciation                               34,593        19,487
   Non Cash Charges                                        1,810         1,351
   Joint Venture Adjustments                               1,139           892
   Gain on Sale of Real Estate Properties                 (3,713)         (152)
 Changes in:
   Operating Assets                                        8,118          (384)
   Operating Liabilities                                  (8,223)        2,184
                                                       -----------   -----------
Net Cash Provided By Operating Activities                101,384        62,432
                                                       ===========   ===========
Cash Flows From Investing Activities:
Acquisition of Real Estate                               (12,618)     (113,058)
Proceeds from the Sale of Real Estate Properties, Net      9,442         3,231
Other Investments and Loans                                 (887)      (23,122)
                                                       -----------   -----------
Net Cash Used In Investing Activities                     (4,063)     (132,949)
                                                       ===========   ===========
Cash Flows From Financing Activities:
Net Change in Bank Notes Payable                           5,300        29,700
Repayment of Senior Notes Payable                        (10,000)          ---
Issuance of Senior Notes                                  24,865        51,944
Cash Proceeds from Issuing Common Stock                    1,414        29,578
Increase / (Decrease) in Minority Interest                  (446)       16,751
Periodic Payments on Mortgages                            (1,695)       (1,495)
Final Payment on Mortgages                                   ---          (239)
Repurchase of Common and Preferred Stock                 (15,283)          ---
Repurchase of Convertible Subordinated Notes Payable     (13,680)          ---
Dividends Paid                                           (86,696)      (51,436)
Other Financing Activities                                (1,619)       (3,374)
                                                       -----------   -----------
Net Cash (Used In)/Provided By Financing Activities      (97,840)       71,429
                                                       ===========   ===========
Net Decrease In Cash And Cash Equivalents                   (519)          912

Cash And Cash Equivalents, Beginning Of Period             7,696         4,504
                                                       -----------   -----------
Cash And Cash Equivalents, End Of Period                $  7,177     $   5,416
                                                       ===========   ===========
Capitalized Interest                                    $    523     $     902
                                                       ===========   ===========

   See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                     HEALTH CARE PROPERTY INVESTORS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2000

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

(2)  BUSINESS COMBINATION

     On November 4, 1999, American Health Properties, Inc. ("AHE") merged with and into HCPI (the Merger) in a stock-for-stock transaction, approved by the stockholders of both companies, with HCPI being the surviving corporation. Under the terms of the Merger agreement, each share of AHE common stock was converted into the right to receive 0.78 share of HCPI's common stock and AHE 8.60% series B cumulative redeemable preferred stock was converted into HCPI's 8.60% series C cumulative redeemable preferred stock. The Merger resulted in the issuance of approximately 19,430,115 shares of HCPI's common stock and 4,000,0000 depositary shares of HCPI's series C cumulative redeemable preferred stock. In addition,
HCPI assumed $343,000,000 of AHE's debt upon consummation of the Merger.   The
transaction was treated as a purchase for financial accounting purposes. The operating results of AHE have been included in our consolidated financial statements since November 4, 1999 and, accordingly, the results of operations for the three and six months ended June 30, 1999 do not reflect the operations of AHE.

Pro Forma Financial Information (Unaudited):

     The following unaudited pro forma consolidated statements of income information present the results of HCPI's operations for the six months ended June 30, 1999 as though the acquisition of AHE had occurred as of the beginning of 1999:

                                                    June 30,
                                                      1999
                                                 --------------
                              (Dollar amounts in 000s, except per share amounts)
     Total Revenues                                  $157,024
     Net Income Applicable to
      Common Shares                                  $105,818
     Earnings Per Share
         Basic                                       $   2.08
         Diluted                                     $   2.03

     Pro Forma Net Income applicable to common shares and earnings per basic and diluted share include $55,285,000 or $1.09 and $1.02 per share for Gain on the Sale of Real Estate, respectively.

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

(3)  OPERATORS

Major Operators:

     Listed below are our major operators and their respective percentage of total annualized revenue for the six months ended June 30, 2000. All of these operators are publicly traded companies and are subject to the informational filing requirements of the Securities and Exchange Act of 1934, as amended, and accordingly file periodic financial statements on Form 10-K and Form 10-Q with the Securities and Exchange Commission.

                                                   Revenue          Percentage
                                              ----------------     -------------
                                                     (Dollar amounts in 000s)
     Tenet Healthcare Corporation                     $55,549            18.7%
     HealthSouth Corporation                           16,481             5.5%
     Columbia/HCA Healthcare Corporation               14,465             4.9%
     Vencor, Inc.                                      13,583             4.6%
     Emeritus Corporation                              13,475             4.5%
     Beverly Enterprises                               12,337             4.2%
     Centennial Healthcare Corporation                  8,182             2.8%

     At June 30, 2000, we had approximately 100 health care operators and over 650 tenants in multi-tenant buildings.

Vencor:

   On May 1, 1998, Vencor completed a spin-off transaction. As a result, it became two publicly held entities -- Ventas, Inc. and Vencor, a healthcare company which at June 30, 2000 leased 35 of our properties of which 9 are subleased to other operators. On September 13, 1999, Vencor filed for bankruptcy protection. We have recourse to Ventas, Inc. and Tenet Healthcare Corporation (see discussion below) for most of the rents payable by Vencor under the terms of the applicable leases. All rents due to us subsequent to the bankruptcy filing have been received.

   Under its filing for bankruptcy protection, Vencor has the right to assume or reject its leases with us. If Vencor assumes a lease, it must do so pursuant to the original contract terms, must cure all pre-petition and post-petition defaults under the lease and provide adequate assurances of future performance. If Vencor rejects a lease, we have the right to collect rent through the rejection date and may lease the property to another operator. As of July 31, 2000, Vencor had made no proposals to reject any of their current leases with us. We have received $735,000 of $1,008,000 of pre-petition rents and consider the remaining balance to be fully collectible. However, we cannot assure you that, as a result of Vencor's bankruptcy filing, we would be able to recover all amounts due under our leases with Vencor, that we would be able to promptly recover the premises or lease the property to another lessee or that the rent we would receive from another lessee would equal amounts due under the Vencor leases. We have recourse to Tenet for rents under all but four of the Vencor leases, and on some leases we are receiving direct payment by sublessees of Vencor, which may reduce the risk to us of not being able to collect on those leases. However, some of Vencor's sublessees have also filed for bankruptcy protection and although we are current on lease payments, we cannot assure you that the bankruptcy filing of Vencor or certain of its sublessees would not have a material adverse effect on our Net Income, Funds From Operations or the market value of our common stock.

     Based upon public reports, for the three months ended March 31, 2000, Vencor had revenue of approximately $715 million and a net loss of approximately $16 million. Based upon public reports, Ventas' revenue and net income for the three months ended March 31, 2000, were approximately $59 million and $3 million, respectively. Approximately $57 million of Ventas' revenue resulted from leases with Vencor. As of March 31, 2000, Ventas had total assets of $1 billion and a stockholders' equity of $12 million.

     Tenet is one of the nation's largest healthcare services companies, providing a broad range of services through the ownership and management of healthcare facilities. Based upon public reports, Tenet's revenue and net income for the year ended May 31, 2000 were $11.4 billion and $302 million, respectively, and Tenet had total assets of $13.4 billion as of February 29, 2000. Tenet has historically guaranteed Vencor's leases. During 1997, we reached an agreement with Tenet whereby Tenet agreed to forbear or waive some renewal and purchase options and related rights of first refusal on facilities leased to Vencor. Accordingly, we have recourse to Tenet on 30 Vencor leases, all of which will expire during 2001.

Other Troubled Providers:

     The financial condition of many long-term care providers has been eroded during the past year, in part due to the implementation of the Medicare Prospective Payment System. As a result, certain of our long-term care provider lessees have filed for Chapter XI bankruptcy protection during the past several months. Other than Vencor discussed above, lessees that have filed for bankruptcy and their respective percentage of annualized revenue are Sun Healthcare, 1.2%; Integrated Health Services, 1.0%; Genesis Health Ventures, 0.5%; Lenox Healthcare, 0.5%; Mariner Post Acute Network, 0.4%; and Texas Health Enterprises, 0.2%.

     The lessees in bankruptcy discussed in the previous paragraph were current on all rents as of June 30, 2000, with the exception of certain pre-petition rents in the amount of $432,000 which we believe will generally be payable once the plans of reorganization are confirmed. However, we cannot assure you that the bankruptcies of those lessees will not have a material adverse effect on our Net Income, our Funds From Operations or the market value of our common stock.

     Certain of our other operators of long-term care companies have recently experienced working capital shortfalls and reorganizations resulting in lower rental income or the possibility of lower future rents. While the vast majority of these operators remain current, management believes that lower rents from certain properties, higher interest expense and fewer acquisitions will reduce our growth in earnings and FFO over the near term.

(4)  REAL ESTATE DISPOSITIONS

     During the six months ended June 30, 2000, we sold three long-term care facilities generating gross proceeds of $12,783,000.

(5)  STOCKHOLDERS' EQUITY

     The following table provides a summary of the activity for the Stockholders' Equity account for the six months ended June 30, 2000 (amounts in thousands):

                       Preferred Stock               Common Stock
                     ------------------     --------------------------------
                     Number                 Number       Par      Additional                                   Total
                       of                     of        Value      Paid In      Cumulative   Cumulative    Stockholders'
                     Shares      Amount     Shares     Amount      Capital      Net Income   Dividends        Equity
-----------------------------------------------------------------------------------------------------------------------
Balance,
  December 31, 1999  11,745    $275,041     51,421    $51,421      $940,471      $628,151    $(694,827)      $1,200,257
Stock Options
 Exercised.........                             54         54         1,360                                       1,414
Stock Grants Issued                             78         78         1,946                                       2,024
Stock Repurchase...     (23)       (515)      (588)      (588)      (14,180)                                    (15,283)
Cancelled Shares...                             (3)        (3)          (28)                                        (31)
Net Income.........                                                                67,660                        67,660
Dividends Paid --
 Preferred Shares..                                                                            (12,450)         (12,450)
Dividends Paid --
 Common Shares.....                                                                            (74,246)         (74,246)
=======================================================================================================================
Balance,
   June 30, 2000...  11,722    $274,526     50,962    $50,962      $929,569      $695,811    $(781,523)      $1,169,345
=========================================================================================================================

          On June 20, 2000 the Board of Directors adopted a Rights Plan and declared a dividend distribution of one Preferred Share Purchase Right on each outstanding share of HCPI common stock. Subject to limited exceptions, the Rights will be exercisable if a person or group acquires 15% or more of HCPI's common stock or announces a tender offer for 15% or more of the common stock. Under certain circumstances, each Right will entitle shareholders to buy one one-hundredth of a share of newly created Series D Junior Participating Preferred Stock of the Company at an exercise price of $95.00. The Board of Directors is entitled to redeem the Rights at $.01 per Right at any time before a person has acquired 15% or more of the outstanding common stock. The Rights Plan was adopted to replace HCPI's previous Rights Plan, which was enacted in 1990 and expired on July 30, 2000.

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

                                             For the Three Months Ended               For the Six Months Ended
                                         ----------------------------------       ---------------------------------
                                                                  Per Share                               Per Share
June 30, 2000                            Income       Shares       Amount         Income       Shares       Amount
---------------------------------------  -------      ------      ---------       ------       ------      --------
Basic Earnings Per Common Share:
Net Income Applicable to Common Shares   $28,281      51,069       $0.55          $55,210      51,177        $1.08
                                                                   =====                                     =====
Dilutive Options                             ---          24                          ---          24

Diluted Earnings Per Common Share:
Net Income Applicable to Common
 Shares Plus Assumed Conversions         $28,281      51,093       $0.55          $55,210      51,201        $1.08
                                                                   =====                                     =====

                                             For the Three Months Ended               For the Six Months Ended
                                          ---------------------------------      -----------------------------------
                                                                  Per Share                                Per Share
June 30, 1999                             Income      Shares       Amount         Income       Shares       Amount
----------------------------------------  ------      ------      ---------      -------       ------      ---------
Basic Earnings Per Common Share:
Net Income Applicable to Common Shares   $15,566      31,680       $0.49          $30,835      31,353       $0.98
                                                                   =====                                    =====

Dilutive Options                             ---         111                          ---         114

Diluted Earnings Per Common Share:
Net Income Applicable to Common
 Shares Plus Assumed Conversions         $15,566      31,791       $0.49          $30,835      31,467       $0.98
                                                                   =====                                    =====

(7)  STOCK AND DEBT BUYBACK PROGRAM

     In December 1999, our Board of Directors approved a stock and debt repurchase program whereby our common and preferred stock, and our convertible subordinated notes and senior debt may be repurchased on the open market. Through August 8, 2000, we had repurchased 63,400 shares of preferred stock for $947,000; 646,686 shares of common stock for $16,308,000 and had repurchased $25,145,000 principal amount of convertible debt.

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

     We adopted the definition of FFO prescribed by the National Association of Real Estate Investment Trusts (NAREIT). FFO is defined as Net Income applicable to common shares (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property, plus real estate depreciation and real estate related amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis.

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

     Below are summaries of the calculation of FFO (all amounts in thousands):

                                               Three Months        Six Months
                                              Ended June 30,     Ended June 30,
                                           ------------------   -----------------
                                            2000       1999      2000      1999
                                           -------    -------   -------   -------
Net Income Applicable to Common Shares     $28,281    $15,566   $55,210   $30,835
Real Estate Depreciation and Amortization   17,447     10,101    34,593    19,487
Joint Venture Adjustments                      652        556     1,139       892
Extraordinary Item/Gain on Extinguishment
 of Debt                                       ---        ---      (209)      ---
Gain on Sale of Real Estate Properties      (3,029)      (152)   (3,713)     (152)
                                           -------    -------   -------   -------
Funds From Operations                      $43,351    $26,071   $87,020   $51,062
                                           =======    =======   =======   =======

     HCPI is required to report information about operations on the basis that it uses internally to measure performances under Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, effective beginning in 1998.

(9)  COMMITMENTS

     We have acquired real estate properties and have outstanding commitments to fund the development of facilities on those properties of approximately $6,380,000, and are committed to acquire an additional $6,100,000 of existing healthcare real estate.

(10) SUBSEQUENT EVENTS

     On July 20, 2000, the Board of Directors declared a quarterly dividend of $0.74 per common share payable on August 18, 2000, to shareholders of record on the close of business on August 3, 2000.

     The Board of Directors also declared a cash dividend of $0.492188 per share on its series A cumulative preferred stock, $0.54375 per share on its series B cumulative preferred stock and $0.5375 per share on its series C cumulative preferred stock depositary shares. These dividends will be paid on September 29, 2000 to shareholders of record as of the close of business on September 15, 2000.

     On July 20, 2000, we completed a secured debt transaction in the amount of $42 million on a portfolio of six medical office buildings with an investment value of approximately $68 million. This secured financing bears interest at 8.25% (8.5% effective rate after including related costs) with interest only payable over the first three years and interest plus principal payments based upon a 30 year amortization thereafter until the final due date of July 20, 2010. These proceeds will initially be invested in reducing borrowings under the Company's revolving lines of credit and, in due course, to redeem the remaining amount of our convertible subordinated notes due November 8, 2000.

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

                      HEALTH CARE PROPERTY INVESTORS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


GENERAL

     We are in the business of acquiring health care facilities that we lease on a long-term basis to health care providers. On a more limited basis, we have provided mortgage financing on health care facilities. As of June 30, 2000, our portfolio of properties, including equity investments, consisted of 424 facilities located in 43 states. These facilities are comprised of 173 long-term care facilities, 92 congregate care and assisted living facilities, 46 physician group practice clinics, 82 medical office buildings, 22 acute care hospitals, and nine freestanding rehabilitation facilities. The gross investment in the properties, which includes joint venture acquisitions, was approximately $2.6 billion at June 30, 2000.

     We have commitments to purchase and construct health care facilities totaling approximately $12 million which are expected to fund during 2000. The Company expects that a significant portion of these commitments will be funded; however, experience suggests that some committed transactions may not close for various reasons including unsatisfied pre-closing conditions, competitive financing sources, final negotiation differences or operator's ability to obtain required internal or governmental approvals.

RESULTS OF OPERATIONS

     Net Income applicable to common shares for the three and six months ended June 30, 2000 totaled $28,281,000 and $55,210,000 or $0.55 and $1.08 of basic earnings per share on revenue of $82,096,000 and $164,348,000, respectively. This compares to $15,566,000 and $30,835,000 or $0.49 and $0.98 of basic earnings per share on revenue of $51,812,000 and $101,433,000 for the same period in 1999. Net Income applicable to common shares for the three months ended June 30, 2000 and June 30, 1999 included a $3,029,000 or $0.06 per share and $152,000 or $0.005 per share gain on the sale of real estate properties, respectively. Net Income applicable to common shares for the six months ended June 30, 2000 and June 30, 1999 included a $3,713,000 or $0.07 per share and $152,000 or $0.005 per share gain on the sale of real estate properties, respectively.

     Rental Income, Triple Net Properties for the three and six months ended June 30, 2000 increased $24,048,000 and $49,112,000 to $56,568,000 and
$113,116,000, respectively, as compared to the same period in the prior year. Rental Income, Managed Properties for the three and six months ended June 30, 2000 increased by $6,761,000 and $14,756,000 to $19,695,000 and $39,809,000,
respectively as compared to the same period in the prior year with a related increase in Operating Expenses, Managed Properties of $2,676,000 and $5,624,000 to $6,753,000 and $13,452,000, respectively. These increases were generated primarily from the 1999 acquisition activity, most of which is attributable to the acquisition of American Health Properties' portfolio through the merger. Interest and Other Income for the three and six months ended June 30, 2000 decreased $525,000 and $953,000 to $5,833,000 and $11,423,000, respectively, primarily from the divestiture in the third quarter of 1999 of certain partnership interests from which we were receiving income during the first six months of 1999.

     Interest Expense for the three and six months ended June 30, 2000 increased $7,957,000 and $16,620,000, respectively. The increase is primarily the result of an increase in borrowings used to fund the acquisitions made during 1999 and interest related to the debt assumed in the merger with American

Health Properties. The increase in Depreciation for the three and six months ended June 30, 2000 of $7,346,000 and $15,106,000 to $17,447,000 and
$34,593,000, respectively, is the direct result of the new investments made during 1999 including the merger with American Health Properties.

     We believe that FFO is an important supplemental measure of operating performance. FFO for the three months ended June 30, 2000 increased $17,280,000 to $43,351,000 as compared to the same period in the prior year. The increase is attributable to increases in Rental Income on the Triple Net and Managed Properties as offset by increases in Interest Expense and Operating Expenses Managed Properties, which are discussed above.

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

Medium-Term Note Financings

     The following table summarizes the Medium-Term Note financing activities since January 1999:

                                                                                      Amount
Date                             Maturity              Coupon Rate              Issued/(Redeemed)
-----------------------     -----------------     --------------------       ----------------------
February 1999                    5 years                  6.92%                    25,000,000
April 1999                       5 years             7.00% - 7.48%                 37,000,000
May 1999                           ---               10.55%-10.57%                (10,000,000)
November 1999                      ---                    8.81%                    (5,000,000)
February 2000                      ---                    8.87%                   (10,000,000)
February 2000                    4 years                  9.00%                    25,000,000

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

     At June 30, 2000, stockholders' equity totaled $1,169,345,000 and the debt to equity ratio was 1.01 to 1.00. For the six months ended June 30, 2000, FFO (before interest expense) covered Interest Expense at a ratio of 3.04 to 1.00.

Stock and Debt Buyback Program

     In December 1999, our Board of Directors approved a stock and debt repurchase program. Through August 8, 2000, we had repurchased 63,400 shares of preferred stock for $947,000, 646,686 shares of common stock for $16,308,000 and had repurchased $25,145,000 principal amount of convertible debt.

Available Financing Sources

     As of June 30, 2000, we had $372,000,000 available for future financing of debt and equity securities under a shelf registration statement filed with the Securities and Exchange Commission. Of that amount, we have approximately $85,000,000 available under Medium-Term Note senior debt programs. These amounts may be issued from time to time in the future based on our needs and then existing market conditions.

     We have two revolving lines of credit, one for $103,000,000 that expires on November 2, 2000 and one for $207,000,000 that expires on November 3, 2003. Availability on these lines of credit is reduced by outstanding letters of credit aggregating $3,500,000. As of June 30, 2000, we had $85,700,000 available on these lines of credit. Since 1986, the debt rating agencies have rated our Senior Notes and Convertible Subordinated Notes investment grade. Current ratings are as follows:

                         Moody's         Standard & Poor's       Fitch
                         -------         -----------------       -----
Senior Notes              Baa2                  BBB+              BBB+
Convertible
 Subordinated Notes       Baa3                  BBB               BBB

     On July 20, 2000, we completed a secured debt transaction in the amount of $42 million on a portfolio of six medical office buildings with an investment value of approximately $68 million. This secured financing bears interest at 8.25% (8.5% effective rate after including related costs) with interest only payable over the first three years and interest plus principal payments based upon a 30 year amortization thereafter until the final due date of July 20, 2010. These proceeds will initially be invested in reducing borrowings under the Company's revolving lines of credit and, in due course, to redeem the remaining amount of our convertible subordinated notes due November 8, 2000.

     Since our inception in May 1985, we have recorded approximately $892,009,000 in cumulative FFO. Of this amount, we have distributed a total of $741,517,000 to stockholders as dividends on common stock. We have retained the balance of $150,492,000 and used it as an additional source of capital.

     On May 19, 2000, we paid a dividend of $0.73 per common share or $37,307,000 in the aggregate. Total dividends paid on common stock during the six months ended June 30, 2000, as a percentage of FFO, was 85%. During the third quarter of 2000, we declared a dividend of $0.74 per common share or approximately $37,712,000 in the aggregate to be paid August 18, 2000.

Letters of Credit

     At June 30, 2000, we held approximately $62,000,000 in depositary accounts and irrevocable letters of credit from commercial banks to secure the obligations of many lessees' lease and borrowers' loan obligations. We may draw upon the letters of credit or depositary accounts if there are any defaults under the leases and/or loans. Amounts available under letters of credit or depositary accounts could change based upon facility operating conditions and other factors and such changes may be material.

Facility Rollovers

     As of June 30, 2000, we have 14 facilities that are subject to lease expiration and mortgage maturities during the remainder of 2000. These facilities currently represent approximately 1.1% of annualized revenue. For the year ending December 31, 2001, we have 39 facilities that are subject to lease expiration and mortgage maturities. These facilities currently represent approximately 7.1% of annualized revenue.

INTERNAL GROWTH

     For the six months ended June 30, 2000, we had internal same facility rent growth, net of rent decreases, of approximately $755,000 or 1.3% of rents in our Triple Net portfolio.

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

CAUTIONARY LANGUAGE REGARDING FORWARD LOOKING STATEMENTS

     Statements in this Annual Report that are not historical factual statements are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements include, among other things, statements regarding the intent, belief or expectations of HCPI and its officers and can be identified by the use of terminology such as "may", "will", "expect", "believe", "intend", "plan", "estimate", "should" and other comparable terms or the negative thereof. In addition, we, through our senior management, from time to time make forward looking oral and written public statements concerning our expected future operations and other developments. Shareholders and investors are cautioned that, while forward looking statements reflect our good faith belief and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties. Actual results may differ materially from the expectations contained in the forward-looking statements as a result of various factors. In addition to the factors set forth under the caption Risk Factors in our annual report on Form 10-K, readers should consider the following:

 (a) Legislative, regulatory, or other changes in the healthcare industry at the local, state or federal level which increase the costs of or otherwise affect the operations of our lessees;
 (b) Changes in the reimbursement available to our lessees and mortgagors by governmental or private payors, including changes in Medicare and Medicaid payment levels and the availability and cost of third party insurance coverage which may result in operators experiencing financial difficulties, seeking rent concessions or filing for bankruptcies;
 (c) Competition for lessees and mortgagors, including with respect to new leases and mortgages and the renewal or rollover of existing leases;
 (d) Competition for the acquisition and financing of healthcare facilities;
 (e) The ability of our lessees and mortgagors to operate our properties in a manner sufficient to maintain or increase revenues and to generate sufficient income to make rent and loan payments;
 (f) Changes in national or regional economic conditions, including changes in interest rates and the availability and cost of capital for us; and
 (g) The expected benefits from the merger with American Health Properties, such as cost savings, operating efficiencies and other synergies may not be realized due to increased demands on our management resources following the merger.

DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risks related to fluctuations in interest rates on our mortgage loans receivable and on our debt instruments. We provide mortgage loans to operators of healthcare facilities in the normal course of business. All of the mortgage loans receivable have fixed interest rates or interest rates with periodic fixed increases. Therefore, the mortgage loans receivable are all considered to be fixed rate loans. We generally borrow on our short-term bank lines of credit to complete acquisition transactions. We then repay borrowings using proceeds from subsequent long-term debt and equity offerings. We may also assume mortgage notes payable already in place as part of an acquisition transaction. Currently, we have two mortgage notes payable with variable interest rates and the remaining mortgage notes payable have fixed interest rates or interest rates with fixed periodic increases. Our Senior Notes and Convertible Subordinated Notes bear interest at fixed rates. The variable rate loans bear interest at interest rates below the current prime rate of 9.5%, and fluctuations are tied to the prime rate or to a rate currently below the prime rate. There have been no significant changes in our mortgage loans receivable or debt instruments since December 31, 1999.

     Fluctuation in the interest rate environment will not affect our future earnings and cash flows on our fixed rate debt until that debt matures and must be replaced or refinanced. Interest rate changes will affect the fair value of the fixed rate instruments. Conversely, changes in interest rates on variable rate debt would change our future earnings and cash flows, but not affect the fair value on those instruments. Assuming a one percentage point increase in the interest rate related to the variable rate debt including the mortgage notes payable and the bank lines of credit, and assuming no change in the outstanding balance as of year end, interest expense for 2000 would increase by approximately $2,268,000. Approximately 7.7% of the increase in interest expense related to the bank lines of credit, or $170,000, would be capitalized into construction projects.

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

                          PART II.   OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The Company held its annual stockholders meeting on May 9, 2000. The following matters were voted upon at the meeting:

         1.   Election of Directors:
                                               Votes Cast
                                            ----------------
                                                                    Against or
              Name of Director Elected            For                Withheld
              ---------------------------   ----------------   ----------------

              Robert R. Fanning, Jr.            46,001,502            625,366
              Michael D. McKee                  46,006,988            619,880
              Harold M. Messmer                 46,004,012            622,856

              Name of Each Other Director
              Whose Term of Office as Director
              Continued After the Meeting
              ---------------------------

              Paul V. Colony
              Orville E. Melby
              Peter L. Rhein
              Kenneth B. Roath

         2.   Approval of the 2000
              Stock Incentive Plan:

              For           Against        Abstain
              ------------------------------------

              29,879,341    2,324,664      646,255

         3.   Ratification of Arthur Andersen LLP
              As the Company's Independent
              Accountants for the Fiscal Year
              Ending December 31, 2000:

              For           Against        Abstain
              ------------------------------------

              46,878,372    179,582        207,882

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         a) Exhibits:

            2.1 Agreement and Plan of Merger, dated as of August 4, 1999, between HCPI and American Health Properties, Inc. (incorporated herein by reference to exhibit 2.1 to HCPI's current report on form 8-K dated August 4, 1999).
            3.1 Articles of Restatement of HCPI (incorporated herein by reference to exhibit 3.1 to HCPI's annual report on form 10-K for the year ended December 31, 1994).
            3.2 Second amended and restated bylaws of HCPI (incorporated herein by reference to exhibit 3.2 of HCPI's quarterly report on form 10-Q for the period ended March 31, 1999).
            3.3 Articles supplementary establishing the terms of the 7 7/8% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to exhibit 2.3 to HCPI's registration statement on form 8-A filed on September 25, 1997).
            3.4 Articles supplementary establishing and fixing the rights and preferences of the 8.70% Series B Cumulative Preferred Stock (incorporated herein by reference to exhibit 3.3 to HCPI's registration statement on form 8-A dated September 2, 1998).
            3.5 Articles supplementary establishing and fixing the rights and preferences of the 8.60% Series C Cumulative Redeemable Preferred Stock (incorporated herein by reference to exhibit
                  2.1 to HCPI's current report on form 8-K dated August 4,
                  1999).
            4.1 Rights agreement, dated as of July 27, 2000, between Health Care Property Investors, Inc. and the Bank of New York which includes the form of Certificate of Designations of the Series D Junior Participating Preferred Stock of Health Care Property Investors, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4.1 of Health Care Property Investors, Inc.'s Current Report on Form 8-Contract dated July 28, 2000).
            4.2 Indenture, dated as of September 1, 1993, between HCPI and The Bank of New York, as Trustee, with respect to the Series B Medium Term Notes and the Senior Notes due 2006 (incorporated by reference to exhibit 4.1 to HCPI's registration statement on form S-3 dated September 9, 1993).
            4.3 Indenture, dated as of April 1, 1989, between HCPI and The Bank of New York for Debt Securities (incorporated by reference to exhibit 4.1 to HCPI's registration statement on form S-3 dated March 20, 1989).
            4.4   Form of Fixed Rate Note (incorporated by reference to exhibit
                  4.2 to HCPI's registration statement on form S-3 dated March 20, 1989) .
            4.5 Form of Floating Rate Note (incorporated by reference to exhibit 4.3 to HCPI's registration statement on form S-3 dated March 20, 1989).

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

            27.1  Financial Data Schedule.

            *    Management Contract or Compensatory Plan or Arrangement.

         b) Reports on Form 8-K:

            On July 28, 2000, HCPI filed a Current Report on Form 8-K, reporting the adoption of a Rights Plan.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 8, 2000      HEALTH CARE PROPERTY INVESTORS, INC.
                           (REGISTRANT)



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