Form 10-Q
period 2000-09-30
HEALTH CARE PROPERTY INVESTORS INC
filed 2000-11-13
CIK 765880

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the quarterly period ended September 30, 2000.

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


                              -------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No[ ]

     As of November 10, 2000 there were 50,962,752 shares of $1.00 par value common stock outstanding.

-------------------------------------------------------------------------------

                     HEALTH CARE PROPERTY INVESTORS, INC.

                                     INDEX

                        PART I.  FINANCIAL INFORMATION


                                                                           PAGE NO.
                                                                           --------
Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets
         September 30, 2000 and December 31, 1999............................   2

         Condensed Consolidated Statements of Income
         Nine Months and Three Months Ended September 30, 2000 and 1999......   3

         Condensed Consolidated Statements of Cash Flows
         Nine Months Ended September 30, 2000 and 1999.......................   4

         Notes to Condensed Consolidated Financial Statements................   5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.......................  13

                                 PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K....................................  23

Signatures...................................................................  27

                     Health Care Property Investors, Inc.

                     Condensed Consolidated Balance Sheets

                            (Amounts in thousands)


                                                                 September 30,             December 31,
                                                                    2000                      1999
                                                             ------------------        ------------------
                                                                 (Unaudited)
Assets
Real Estate Investments:
     Buildings and Improvements                                      $2,177,980                $2,147,592
     Accumulated Depreciation                                          (277,193)                 (230,509)
                                                             ------------------        ------------------
                                                                      1,900,787                 1,917,083
     Construction in Progress                                             6,498                    20,312
     Land                                                               254,751                   255,593
                                                             ------------------        ------------------
                                                                      2,162,036                 2,192,988
Loans Receivable                                                        188,723                   193,157
Investments in and Advances to Joint Ventures                            23,045                    47,642
Accounts Receivable                                                      15,231                    13,565
Other Assets                                                             10,768                    14,342
Cash and Cash Equivalents                                                 4,904                     7,696
                                                             ------------------        ------------------
Total Assets                                                         $2,404,707                $2,469,390
                                                             ==================        ==================

Liabilities and Stockholders' Equity
Bank Notes Payable                                                   $  132,000                $  215,500
Senior Notes Payable                                                    777,335                   761,757
Convertible Subordinated Notes Payable Due 2000                          68,910                   100,000
Mortgage Notes Payable                                                  178,313                   102,250
Accounts Payable, Accrued Liabilities and Deferred Income                53,491                    49,222
Minority Interests in Joint Ventures                                     14,897                    15,688
Minority Interests Convertible into Common Stock                         24,827                    24,716
Stockholders' Equity:
     Preferred Stock                                                    274,525                   275,041
     Common Stock                                                        50,962                    51,421
     Additional Paid-In Capital                                         929,593                   940,471
     Cumulative Net Income                                              725,312                   628,151
     Cumulative Dividends                                              (825,458)                 (694,827)
                                                             ------------------        ------------------
Total Stockholders' Equity                                            1,154,934                 1,200,257
                                                             ------------------        ------------------
Total Liabilities and Stockholders' Equity                           $2,404,707                $2,469,390
                                                             ==================        ==================

   See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations.

                      Health Care Property Investors, Inc.

                  Condensed Consolidated Statements of Income

                                  (Unaudited)

                (Amounts in thousands, except per share amounts)

                                                                Three Months                              Nine Months
                                                             Ended September 30,                      Ended September 30,
                                                    ----------------------------------       ----------------------------------
                                                           2000                1999                 2000                1999
                                                    --------------      --------------       --------------      --------------
Revenue
     Rental Income, Triple Net Properties                  $56,790             $32,282             $169,906            $ 96,286
     Rental Income, Managed Properties                      19,887              13,300               59,696              38,353
     Interest and Other Income                               5,604               6,636               17,027              19,012
                                                    --------------      --------------       --------------      --------------
                                                            82,281              52,218              246,629             153,651
                                                    --------------      --------------       --------------      --------------
Expense
     Interest Expense                                       22,008              13,931               64,757              40,060
     Real Estate Depreciation and Amortization              17,461              10,196               52,054              29,683
     Operating Expenses, Managed Properties                  7,201               4,206               20,653              12,034
     General and Administrative Expenses                     3,270               3,010               10,009               9,112
     Investment Valuation Reserve                            2,000                 ---                2,000                 ---
                                                    --------------      --------------       --------------      --------------
                                                            51,940              31,343              149,473              90,889
                                                    --------------      --------------       --------------      --------------

Income From Operations                                      30,341              20,875               97,156              62,762
Minority Interests                                          (1,326)               (853)              (4,403)             (3,838)
Gain on Sale of Real Estate Properties                         421              10,151                4,134              10,303
                                                    --------------      --------------       --------------      --------------

Income Before Extraordinary Item                            29,436              30,173               96,887              69,227
Extraordinary Item- Gain on Extinguishment of Debt              65                 ---                  274                 ---
                                                    --------------      --------------       --------------      --------------

Net Income                                                  29,501              30,173               97,161              69,227
Dividends to Preferred Stockholders                         (6,225)             (4,109)             (18,675)            (12,328)
                                                    --------------      --------------       --------------      --------------

Net Income Applicable to Common Shares                     $23,276             $26,064             $ 78,486            $ 56,899
                                                    ==============      ==============       ==============      ==============

Basic Earnings Per Common Share                            $  0.46             $  0.81             $   1.54            $   1.80
                                                    ==============      ==============       ==============      ==============

Diluted Earnings Per Common Share                          $  0.46             $  0.80             $   1.53            $   1.80
                                                    ==============      ==============       ==============      ==============

Weighted Average Shares Outstanding - Basic                 50,962              32,045               51,105              31,590
                                                    ==============      ==============       ==============      ==============

Weighted Average Shares Outstanding - Diluted               51,027              35,456               51,140              34,317
                                                    ==============      ==============       ==============      ==============

   See accompanying Notes to Condensed Consolidated Financial Statements and
                                 Management's
   Discussion and Analysis of Financial Condition and Results of Operations.

                      Health Care Property Investors, Inc.

                Condensed Consolidated Statements of Cash Flows

                                  (Unaudited)

                             (Amounts in thousands)

                                                                                Nine Months
                                                                            Ended September 30,
                                                                ----------------------------------------
                                                                        2000                   1999
                                                                -----------------      -----------------
Cash Flows From Operating Activities:
Net Income                                                              $  97,161              $  69,227
Adjustments to Reconcile Net Income to
 Net Cash Provided by Operating Activities:
   Real Estate Depreciation                                                52,054                 29,683
   Non Cash Charges                                                         3,043                  2,158
   Joint Venture Adjustments                                                1,732                  1,329
   Gain on Sale of Real Estate Properties                                  (4,134)               (10,303)
   Gain on Extinguishment of Debt                                            (274)                   ---
 Changes in:
   Operating Assets                                                         3,365                 (2,832)
   Operating Liabilities                                                    2,306                  7,914
                                                                -----------------      -----------------
Net Cash Provided By Operating Activities                                 155,253                 97,176
                                                                =================      =================
Cash Flows From Investing Activities:
Acquisition of Real Estate                                                (16,218)              (125,972)
Proceeds from the Sale of Real Estate Properties, Net                      27,210                 46,098
Other Investments and Loans                                                 4,662                (40,633)
                                                                -----------------      -----------------
Net Cash Used In Investing Activities                                      15,654               (120,507)
                                                                =================      =================

Cash Flows From Financing Activities:
Net Change in Bank Notes Payable                                          (83,500)                12,500
Repayment of Senior Notes Payable                                         (10,000)               (10,000)
Issuance of Senior Notes                                                   24,865                 62,000
Issuance of Secured Debt                                                   83,000                    ---
Cash Proceeds from Issuing Common Stock                                     1,438                 29,638
Periodic Payments on Mortgages                                             (2,684)                (2,008)
Repurchase of Common and Preferred Stock                                  (15,284)                   ---
Repurchase of Convertible Subordinated Notes Payable                      (30,741)                   ---
Dividends Paid                                                           (130,631)               (77,977)
Other Financing Activities                                                 (9,591)                (3,075)
(Decrease) / Increase in Minority Interest                                   (571)                15,948
                                                                -----------------      -----------------
Net Cash (Used In)/Provided By Financing Activities                      (173,699)                27,026
                                                                =================      =================

Net Decrease In Cash And Cash Equivalents                                  (2,792)                 3,695

Cash And Cash Equivalents, Beginning Of Period                              7,696                  4,504
                                                                -----------------      -----------------
Cash And Cash Equivalents, End Of Period                                $   4,904              $   8,199
                                                                =================      =================
Capitalized Interest                                                    $     637              $   1,305
                                                                =================      =================

   See accompanying Notes to Condensed Consolidated Financial Statements and
                                 Management's
   Discussion and Analysis of Financial Condition and Results of Operations.

                      HEALTH CARE PROPERTY INVESTORS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000

                                  (Unaudited)


(1)  SIGNIFICANT ACCOUNTING POLICIES

     We, the management of Health Care Property Investors, Inc., believe that the unaudited financial information contained in this report reflects all adjustments that are necessary to state fairly the financial position, the results of operations, and the cash flows of the Company. Unless the context otherwise indicates, the Company or HCPI means Health Care Property Investors, Inc. and its affiliated subsidiaries and joint ventures. We both recommend and presume that users of this interim financial information read or have read or have access to the audited financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the preceding fiscal year ended December 31, 1999. Therefore, notes to the financial statements and other disclosures that would repeat the disclosures contained in our most recent annual report to security holders have been omitted. This interim financial information does not necessarily represent a full year's operations for various reasons, including acquisitions and dispositions, changes in rents and interest rates, and the timing of debt and equity financings.

Facility Operations:

     We own interests in 95 medical office buildings ("MOBs") and physician group practice clinics where property management is provided by independent property management companies. These facilities are leased to multiple tenants under gross, modified gross or triple net leases. These property management companies are supervised by the Company's Asset Management Department. Rents and operating income attributable to these properties is included in Rental Income, Managed Properties in our financial statements. Expenses related to the operation of these facilities are recorded as Operating Expenses, Managed Properties.

Reclassifications:

     We have made reclassifications, where necessary, for comparative financial statement presentations.

(2)  BUSINESS COMBINATION

     On November 4, 1999, American Health Properties, Inc. ("AHE") merged with and into HCPI (the Merger) in a stock-for-stock transaction, approved by the stockholders of both companies, with HCPI being the surviving corporation. Under the terms of the Merger agreement, each share of AHE common stock was converted into the right to receive 0.78 share of HCPI's common stock and AHE's 8.60% series B cumulative redeemable preferred stock was converted into HCPI's 8.60% series C cumulative redeemable preferred stock. The Merger resulted in the issuance of approximately 19,430,115 shares of HCPI's common stock and 4,000,0000 depositary shares of HCPI's series C cumulative redeemable preferred stock. In addition, HCPI assumed $343,000,000 of AHE's debt upon consummation of the Merger. The transaction was treated as a purchase for financial accounting purposes. The operating results of

AHE have been included in our consolidated financial statements since November 4, 1999 and, accordingly, the results of operations for the three and nine months ended September 30, 1999 do not reflect the operations of AHE.

Pro Forma Financial Information (Unaudited):

     The following unaudited pro forma consolidated statements of income information present the results of HCPI's operations for the nine months ended September 30, 1999 as though the acquisition of AHE had occurred at the beginning of 1999:

                                               September 30,
                                                   1999
                                               -------------
                             (Dollar amounts in 000s, expect per share amounts)

     Total Revenues                               $237,529
     Net Income Applicable to Common Shares       $142,454
     Earnings Per Share
         Basic                                    $   2.79
         Diluted                                  $   2.73

     Pro Forma Net Income applicable to common shares and earnings per basic and diluted share include $65,436,000 or $1.28 and $1.20 per share for Gain on the Sale of Real Estate Properties, respectively.

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

(3)  OPERATORS

Major Operators:

     Listed below are our major operators and their respective percentage of total annualized revenue for the nine months ended September 30, 2000. All of these operators are publicly traded companies and are subject to the informational filing requirements of the Securities and Exchange Act of 1934, as amended, and accordingly file periodic financial statements on Form 10-K and Form 10-Q with the Securities and Exchange Commission.

                                                 Revenue         Percentage
                                              --------------   --------------
                                                  (Dollar amounts in 000s)
       Tenet Healthcare Corporation             $  55,810           18.8%
       HealthSouth Corporation                     16,725            5.6%
       Vencor, Inc.                                13,661            4.6%
       Emeritus Corporation                        13,584            4.5%
       HCA - The Healthcare Co.                    12,959            4.4%
       Beverly Enterprises                         12,406            4.2%

     At September 30, 2000, we had approximately 93 health care operators and over 650 tenants in multi-tenant buildings.

Vencor:

     On May 1, 1998, Vencor completed a spin-off transaction. As a result, it became two publicly held entities -- Ventas, Inc. and Vencor, a healthcare company which at September 30, 2000 leased 35 of our properties of which 9 are subleased to other operators. Vencor is the Company's largest long-term care lessee at 4.6% of annualized revenue. On September 13, 1999, Vencor filed for bankruptcy protection. Twenty long-term care facility leases with Vencor terminate in 2001 and the Company expects to realize a net rent increase for these facilities at that time. We have recourse to Ventas, Inc. and Tenet Healthcare Corporation (see discussion below) for most of the rents payable by Vencor under the terms of the applicable leases. All rents due to us subsequent to the bankruptcy filing have been received.

     Under its filing for bankruptcy protection, Vencor has the right to assume or reject its leases with us. If Vencor assumes a lease, it must do so pursuant to the original contract terms, must cure all pre-petition and post-petition defaults under the lease and provide adequate assurances of future performance. If Vencor rejects a lease, we have the right to collect rent through the rejection date and may lease the property to another operator. As of November 10, 2000, Vencor had made no proposals to reject any of their current leases with us. We have received $735,000 of $1,008,000 of pre-petition rents and consider the remaining balance to be fully collectible. However, we cannot assure you that, as a result of Vencor's bankruptcy filing, we would be able to recover all amounts due under our leases with Vencor, that we would be able to promptly recover the premises or lease the property to another lessee or that the rent we would receive from another lessee would equal amounts due under the Vencor leases. We have recourse to Tenet for rents under all but five of the Vencor leases, and on some leases we are receiving direct payment by sublessees of Vencor, which may reduce the risk to us of not being able to collect on those leases. However, some of Vencor's sublessees have also filed for bankruptcy protection and although we are current on lease payments, we cannot assure you that the bankruptcy filing of Vencor or certain of its sublessees would not have a material adverse effect on our Net Income, Funds From Operations or the market value of our common stock.

     In late September 2000, Vencor filed its preliminary plan of reorganization. If the plan of reorganization is approved we believe it will be positive for the industry, its creditors and for the Company.

     Based upon public reports, for the six months ended June 30, 2000, Vencor had revenue of approximately $1.4 billion and a net loss of approximately $21 million. Based upon public reports, Ventas' revenue and net income for the six months ended June 30, 2000, were approximately $119 million and $10 million, respectively. Approximately $114 million of Ventas' revenue resulted from leases with Vencor. As of June 30, 2000, Ventas had total assets of $1 billion and a stockholders' equity of $20 million.

     Tenet is one of the nation's largest healthcare services companies, providing a broad range of services through the ownership and management of healthcare facilities. Based upon public reports, Tenet's revenue and net income for the three months ended August 31, 2000 were $2.9 billion and $154 million, respectively, and Tenet had total assets of $13.1 billion as of August 31, 2000. Tenet has historically guaranteed Vencor's leases. During 1997, we reached an agreement with Tenet whereby Tenet agreed to forbear or waive some renewal and purchase options and related rights of first refusal on facilities leased to Vencor. Accordingly, we have recourse to Tenet on 30 Vencor leases, all of which will expire during 2001.

Summerville:

     The Company's management recorded a complete write-off of a $2,000,000 equity investment in Summerville Senior Living (SSL), an assisted living company. Although this investment represents less than 0.1% of gross real estate investment and is outside the normal investment strategy of the Company, the write-off reduces net income (see Investment Valuation Reserve) and therefore affects reported FFO (see Note 9 for a definition of FFO). No income has been recorded on this equity investment. In addition to the equity investment, the Company has loaned $13,500,000 to SSL with ten leased facilities in California as collateral and owns five facilities that are leased to SSL. Revenue from SSL equals approximately 1.5% of the Company's total revenue. The $1,200,000 letter of credit provided in connection with the five facility leases and the loan (discussed previously) to SSL exceeds revenue due and unpaid from them.

Other Troubled Providers:

     The financial condition of many long-term care providers has been eroded during the past year, in part due to the implementation of the Medicare Prospective Payment System. As a result, certain of our long-term care provider lessees have filed for Chapter XI bankruptcy protection during the past several months. In addition to Vencor discussed above, lessees that have filed for bankruptcy and their respective percentage of annualized revenue are Sun Healthcare, 1.2%; Integrated Health Services, 1.0 %; Genesis Health Ventures, 0.5%; Lenox Healthcare, 0.4%; Mariner Post Acute Network, 0.4 %; and Texas Health Enterprises, 0.2%.

     The lessees in bankruptcy discussed in the previous paragraph were current on all rents as of September 30, 2000, with the exception of certain pre-petition rents in the amount of $182,000 which we believe will generally be payable once the plans of reorganization are confirmed. However, we cannot assure you that the bankruptcies of those lessees will not have a material adverse effect on our Net Income, our Funds From Operations or the market value of our common stock.

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

(4)  REAL ESTATE DISPOSITIONS

     During the nine months ended September 30, 2000, we sold three long-term care facilities, two medical office buildings, one land parcel, and one clinic generating sales proceeds of $28,000,000.

(5)  SECURED DEBT

     On September 1, 2000, we completed the final phase of a series of secured debt transactions which in the aggregate resulted in loan proceeds of $83 million on a portfolio of twelve medical office buildings and physician clinics with an investment value of approximately $138 million. The loan features an average coupon of 8.12% (8.43% effective rate after including all costs) with interest payable over the first three years and interest plus principal payments based upon a 30 year amortization thereafter for the remainder of the ten year term. These proceeds were initially invested in reducing the borrowings under the Company's revolving lines of credit and were used to fund a portion of the final payment on the remaining amount of our convertible subordinated notes due November 8, 2000.

(6)  STOCKHOLDERS' EQUITY

     The following table provides a summary of the activity for the Stockholders' Equity account for the nine months ended September 30, 2000 (amounts in thousands):

                                Preferred Stock                  Common Stock
                             ----------------------  -------------------------------------
                                                                     Par        Additional                                Total
                             Number of               Number of       Value        Paid In   Cumulative  Cumulative   Stockholders'
                              Shares      Amount       Shares        Amount       Capital   Net Income   Dividends       Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance,
    December 31, 1999           11,745   $275,041      51,421        $51,421     $940,471     $628,151   $(694,827)     $1,200,257
Stock Options Exercised                                    54             54        1,384                                    1,438
Stock Grants Issued                                        78             78        1,946                                    2,024
Stock Repurchase                   (23)      (516)       (588)          (588)     (14,180)                                 (15,284)
Cancelled Shares                                           (3)            (3)         (28)                                     (31)
Net Income                                                                                      97,161                      97,161
Dividends Paid - Preferred
 Shares                                                                                                    (18,675)        (18,675)
Dividends Paid - Common
 Shares                                                                                                   (111,956)       (111,956)
-----------------------------------------------------------------------------------------------------------------------------------
Balance,
   September 30, 2000           11,722   $274,525      50,962        $50,962     $929,593     $725,312   $(825,458)     $1,154,934
-----------------------------------------------------------------------------------------------------------------------------------

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

(7)  EARNINGS PER COMMON SHARE

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

                                                      For the Three Months Ended        For the Nine Months Ended
                                                  --------------------------------   -------------------------------
                                                                         Per Share                         Per Share
September 30, 2000                                  Income     Shares     Amount      Income     Shares     Amount
-----------------------------------------         --------- ----------  ----------   ---------  --------- ----------
Basic Earnings Per Common Share:
Net Income Applicable to Common Shares              $23,276    50,962        $0.46    $78,486    51,105        $1.54
                                                                        ----------                        ----------

Dilutive Options                                        ---        65                     ---        35

Diluted Earnings Per Common Share:
Net Income Applicable to Common Shares Plus
 Assumed Conversions                                $23,276    51,027        $0.46    $78,486    51,140        $1.53
                                                                        ----------                        ----------

                                                      For the Three Months Ended        For the Nine Months Ended
                                                  --------------------------------   -------------------------------
                                                                         Per Share                         Per Share
September 30, 2000                                  Income     Shares     Amount      Income     Shares     Amount
-----------------------------------------         --------- ----------  ----------   ---------  --------- ----------
Basic Earnings Per Common Share:
Net Income Applicable to Common Shares              $26,064    32,045        $0.81     $56,899    31,590       $1.80
                                                                        ----------                        ----------

Dilutive Options                                        ---        41                      ---        82
Interest and Amortization Applicable to               1,599     2,645                    4,798     2,645
Convertible Debt
Non-managing Member Units                               532       725                      ---       ---
Diluted Earnings Per Common Share:
Net Income Applicable to Common Shares Plus
 Assumed Conversions                                $28,195    35,456        $0.80     $61,697    34,317       $1.80
                                                                        ----------                        ----------

(8)  STOCK AND DEBT BUYBACK PROGRAM

     In December 1999, our Board of Directors approved a stock and debt repurchase program whereby our common and preferred stock, and our convertible subordinated notes and senior debt may be repurchased on the open market. Through September 30, 2000, we had repurchased 63,400 shares of preferred stock for $947,000; 646,686 shares of common stock for $16,308,000 and had repurchased $31,090,000 principal amount of convertible debt.

(9)  FUNDS FROM OPERATIONS

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

     Below are summaries of the calculation of FFO (all amounts in thousands):

                                                               Three Months                           Nine Months
                                                           Ended September 30,                    Ended September 30,
                                                   ---------------------------------     ----------------------------------
                                                        2000                1999               2000                1999
                                                   -------------      --------------     --------------      --------------
Net Income Applicable to Common Shares                   $23,276            $ 26,064           $ 78,486            $ 56,899
Real Estate Depreciation and Amortization                 17,461              10,196             52,054              29,683
Joint Venture Adjustments                                    593                 437              1,732               1,329
Extraordinary Item/Gain on Extinguishment of Debt            (65)                ---               (274)                ---
Gain on Sale of Real Estate Properties                      (421)            (10,151)            (4,134)            (10,303)
                                                   -------------      --------------     --------------      --------------

Funds From Operations                                    $40,844            $ 26,546           $127,864            $ 77,608
                                                   =============      ==============     ==============      ==============

     HCPI is required to report information about operations on the basis that it uses internally to measure performances under Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, effective beginning in 1998.

(10) COMMITMENTS

     We have acquired real estate properties and have outstanding commitments to fund the development of facilities on those properties of approximately $3,500,000, and are committed to acquire an additional $13,000,000 of existing healthcare real estate.

(11) SUBSEQUENT EVENTS

     On October 20, 2000, the Board of Directors declared a quarterly dividend of $0.75 per common share payable on November 20, 2000, to shareholders of record on the close of business on November 3, 2000.

     The Board of Directors also declared a cash dividend of $0.492188 per share on its series A cumulative preferred stock, $0.54375 per share on its series B cumulative preferred stock and $0.5375 per share on its series C cumulative preferred stock depositary shares. These dividends will be paid on December 29, 2000 to shareholders of record as of the close of business on December 15, 2000.

     On November 8, 2000, we redeemed the remaining $68,910,000 principal amount of convertible subordinated notes.

     Pursuant to the Company's 364-Day Revolving Credit Agreement, the Company received commitments from certain members of its bank group to extend the original $103,000,000 revolving line of credit until November 2, 2001. The remaining $207,000,000 of the revolving lines of credit will mature in November 2003. Borrowings under the $310,000,000 line of credit at September 30, 2000 totaled $132,000,000.

(12) NEW PRONOUNCEMENTS

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

                     HEALTH CARE PROPERTY INVESTORS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


GENERAL

     We are in the business of acquiring health care facilities that we lease on a long-term basis to health care providers. On a more limited basis, we have provided mortgage financing on health care facilities. As of September 30, 2000, our portfolio of properties, including equity investments, consisted of 421 facilities located in 43 states. These facilities are comprised of 173 long-term care facilities, 92 congregate care and assisted living facilities, 45 physician group practice clinics, 80 medical office buildings, 22 acute care hospitals, and nine freestanding rehabilitation facilities. The gross investment in the properties, which includes joint venture acquisitions, was approximately $2.6 billion at September 30, 2000.

     We have commitments to purchase and construct health care facilities totaling approximately $16.5 million which are expected to fund during the next six months. The Company expects that a significant portion of these commitments will be funded; however, experience suggests that some committed transactions may not close for various reasons including unsatisfied pre-closing conditions, competitive financing sources, final negotiation differences or operator's ability to obtain required internal or governmental approvals.

RESULTS OF OPERATIONS

     Net Income applicable to common shares for the three and nine months ended September 30, 2000 totaled $23,276,000 and $78,486,000 or $0.46 and $1.54 of basic earnings per share on revenue of $82,281,000 and $246,629,000, respectively. This compares to $26,064,000 and $56,899,000 or $0.81 and $1.80 of basic earnings per share on revenue of $52,218,000 and $153,651,000 for the same period in 1999. Net Income applicable to common shares for the three months ended September 30, 2000 and September 30, 1999 included a $421,000 or $0.01 per basic share and $10,151,000 or $0.32 per basic share gain on the sale of real estate properties, respectively. Net Income applicable to common shares for the nine months ended September 30, 2000 and September 30, 1999 included a $4,134,000 or $0.08 per basic share and $10,303,000 or $0.33 per basic share gain on the sale of real estate properties, respectively. In addition, Net Income applicable to common shares for the three and nine months ended September 30, 2000 includes a $2,000,000 or $0.04 per basic share impact of the Summerville equity investment write-off (see Note 3).

     Rental Income, Triple Net Properties for the three and nine months ended September 30, 2000 increased $24,508,000 and $73,620,000 to $56,790,000 and
$169,906,000, respectively, as compared to the same period in the prior year. Rental Income, Managed Properties for the three and nine months ended September 30, 2000 increased by $6,587,000 and $21,343,000 to $19,887,000 and $59,696,000,
respectively as compared to the same period in the prior year with a related increase in Operating Expenses, Managed Properties of $2,995,000 and $8,619,000 to $7,201,000 and $20,653,000, respectively. These increases were generated primarily from 1999 acquisition activity, most of which is attributable to the acquisition of American Health Properties' portfolio. Interest and Other Income for the three and nine months ended September 30, 2000 decreased $1,032,000 and $1,985,000 to $5,604,000 and $17,027,000, respectively, primarily from the divestiture in the third quarter of 1999 of certain partnership interests from which we were receiving income during the first six months of 1999.

     Interest Expense for the three and nine months ended September 30, 2000 increased $8,077,000 and $24,697,000, respectively. The increase is primarily the result of an increase in borrowings used to fund the acquisitions made during 1999 and interest related to the debt assumed in the merger with American Health Properties. The increase in Depreciation for the three and nine months ended September 30, 2000 of $7,265,000 and $22,371,000 to $17,461,000 and
$52,054,000, respectively, is the direct result of the new investments made during 1999 including the merger with American Health Properties.

     We believe that FFO is an important supplemental measure of operating performance. FFO for the three months ended September 30, 2000 increased $14,298,000 to $40,844,000 as compared to the same period in the prior year.
The increase is attributable to increases in Rental Income on the Triple Net and Managed Properties as offset by increases in Interest Expense, Operating Expenses Managed Properties and the Summerville equity investment write-off which are discussed above.

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

Secured Debt Financing

     On September 1, 2000, we completed the final phase of a secured debt transaction which in the aggregate resulted in loan proceeds of $83 million on a portfolio of twelve medical office buildings and physician clinics with an investment value of approximately $138 million. The transaction was closed in two approximately equal installments. The loan features an average coupon of 8.12% (8.43% effective rate after including all costs) with interest payable over the first three years and interest plus principal payments based upon a 30 year amortization thereafter for the remainder of the ten year term. These proceeds were initially invested in reducing the borrowings under the Company's revolving lines of credit and were used to fund a portion of the final payment on the remaining $68,910,000 of our convertible subordinated notes due November 8, 2000.

Medium-Term Note Financings

     The following table summarizes the Medium-Term Note financing activities since January 1999:

                                                                     Amount
    Date                  Maturity          Coupon Rate       Issued/(Redeemed)
    ---------------- ------------------  ------------------   ------------------
    February 1999          5 years              6.92%              25,000,000
    April 1999             5 years          7.00% - 7.48%          37,000,000
    May 1999                 ---            10.55%-10.57%         (10,000,000)
    November 1999            ---                8.81%              (5,000,000)
    February 2000            ---                8.87%             (10,000,000)
    February 2000          4 years              9.00%              25,000,000

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

     At September 30, 2000, stockholders' equity totaled $1,154,934,000 and the debt to equity ratio was 1.00 to 1.00. For the nine months ended September 30, 2000, FFO (before interest expense) covered Interest Expense at a ratio of 3.00 to 1.00.

Stock and Debt Buyback Program

     In December 1999, our Board of Directors approved a stock and debt repurchase program. Through September 30, 2000, we had repurchased 63,400 shares of preferred stock for $947,000, 646,686 shares of common stock for $16,308,000 and had repurchased $31,090,000 principal amount of convertible debt.

Available Financing Sources

     As of September 30, 2000, we had $372,000,000 available for future financing of debt and equity securities under a shelf registration statement filed with the Securities and Exchange Commission. Of that amount, we have approximately $85,000,000 available under Medium-Term Note senior debt programs. These amounts may be issued from time to time in the future based on our needs and then existing market conditions.

     We have two revolving lines of credit, one for $103,000,000 that expires on November 2, 2000 and one for $207,000,000 that expires on November 3, 2003. The Company received commitments from its bank group to renew the 364-day portion of the revolving line of credit ($103,000,000) until November 2, 2001. Availability on these lines of credit is reduced by outstanding letters of credit aggregating $3,500,000. As of September 30, 2000, we had $174,500,000 available on these lines of credit

     Since 1986, the debt rating agencies have rated our Senior Notes and Convertible Subordinated Notes investment grade. Current ratings are as follows:

                          Moody's         Standard & Poor's          Fitch
                    ----------------   ----------------------  ----------------

Senior Notes               Baa2                BBB+                  BBB+
Convertible
 Subordinated Notes        Baa3                BBB                   BBB

     Since our inception in May 1985, we have recorded approximately $932,853,000 in cumulative FFO. Of this amount, we have distributed a total of $779,229,000 to stockholders as dividends on common stock. We have retained the balance of $153,624,000 and used it as an additional source of capital.

     On August 18, 2000, we paid a dividend of $0.74 per common share or $37,712,000 in the aggregate. Total dividends paid on common stock during the nine months ended September 30, 2000, as a percentage of FFO, was 84%. During the fourth quarter of 2000, we declared a dividend of $0.75 per common share or approximately $38,222,000 in the aggregate to be paid November 20, 2000.

Planned Asset Sales

     Through the nine months ended September 30, 2000, the Company has realized $28,000,000 from the sale of facilities that generally have been utilized to pay down the revolving line of credit and fund facilities under development. The sale of these properties has resulted in a net book gain to the Company of $4,134,000 and a low 8.4% cost of capital. Three of the sales included vacant land or buildings. The Company expects to sell approximately $90,000,000 of properties, primarily assisted living facilities and medical office buildings, in the fourth quarter of

2000 and the first quarter of 2001 with an expected cost of capital of approximately 10.5%. Due to the complexities of real estate transactions, it is not possible to predict with a high degree of accuracy when, or if, such transactions will be consummated.

Letters of Credit

     At November 10, 2000, we held approximately $62,000,000 in depositary accounts and irrevocable letters of credit from commercial banks to secure the obligations of many lessees' lease and borrowers' loan obligations. We may draw upon the letters of credit or depositary accounts if there are any defaults under the leases and/or loans. Amounts available under letters of credit or depositary accounts could change based upon facility operating conditions and other factors and such changes may be material.

Facility Rollovers

     As of September 30, 2000, we have 8 facilities that are subject to lease expiration and mortgage maturities during the remainder of 2000. These facilities currently represent approximately 0.3% of annualized revenue. For the year ending December 31, 2001, we have 40 facilities that are subject to lease expiration and mortgage maturities. These facilities currently represent approximately 5.8% of annualized revenue.

INTERNAL GROWTH

     For the nine months ended September 30, 2000, we had internal same facility rent growth, net of rent decreases, of approximately $2,018,000 or 2.3% of rents in our Triple Net portfolio.

TRENDS WITH HEALTH CARE SERVICE PROVIDERS

     Recent developments in the long-term care industry, which represents 26% of the Company's portfolio, have been fair to good. Many operators are showing improvement, which is a positive change from the generally poor news over the past two years. The industry continues to experience higher wage costs and very high patient liability costs, particularly in Florida. (Eleven of the Company's 173 long-term care facilities are located in Florida.) Offsetting these trends are revenue increases from Medicare legislation and a cessation of further Medicare revenue reductions. State Medicaid increases in several states have been above general inflation levels with some states better recognizing the needs of the long-term care industry. Several long-term care operators have recently reported increased facility profitability, while others remain unchanged to marginally lower.

     The acute care hospital industry is currently performing very well. Hospital operators have become very cost conscious in recent years due to repeated annual decreases in per diems paid by Medicare and managed care. Operators are currently reporting pricing improvements in managed care contracts. The Company's 22 acute care hospitals, at 27% of annualized revenue, are performing at or near record levels of profitability.

     The assisted living industry, 16% of the Company's portfolio, has experienced overbuilding in some communities and slower fill-up rates than were originally forecast. This has created a need for more capital to sustain operators during the fill-up period. A number of operators have received additional capital in the past several months. This trend is likely to continue through 2001.

FUTURE EARNINGS GROWTH

     Management expects that the combination of lower rents from certain properties, high capital costs and the lack of new acquisitions will lower the Company's growth in earnings and FFO over the near term. If market conditions improve enough to allow the Company to access the capital markets efficiently the Company anticipates that it would be able to once again deploy the proceeds in positive spread investments, and achieve a growth rate comparable to historical levels.

SUPPLEMENTARY PORTFOLIO INFORMATION

PORTFOLIO BY TYPE
                              # of                                  # of          # of        Investment            Investment
                           Properties     Investment/(1)/, /(3)/ Beds/Units      Sq. Ft.      Per Bed/Unit /(2)/  Per Sq. Ft. /(2)/
                           -----------   ------------           -----------  ------------    -------------------  ----------------
Acute Care Hospitals               22      $  658,959              3,082      3,204,000       $    214             $     206
Long-Term Care Facilities         173         623,337             21,026      6,263,000             30                   100
Medical Office Buildings           80         613,162                ---      4,535,000            ---                   135
Congregate Care/
   Assisted Living                 92         457,780              7,316      5,146,000             65                    92
    Facilities
Physician Group Practice           45         172,697                ---      1,219,000            ---                   143
 Clinics
Rehabilitation Hospitals            9         112,593                685        708,000            164                   159
                           -----------   ------------           ----------- -----------
Grand Total                       421      $2,638,528             32,109     21,075,000
                           ===========   ============           ===========  ==========

Managed Portfolio (5)              92      $  565,488                         3,926,000                            $     144
                           ===========   ============                        ==========                            =========

                                                                        Return on
                                  Revenue /(4)/        Percentage      Investment /(2)/
                                --------------     --------------     -------------
Acute Care Hospitals               $ 81,213                 27.3%             12.3%
Long-Term Care Facilities            77,549                 26.0%             12.4%
Medical Office Buildings             58,885                 19.8%              9.6%
Congregate Care/
   Assisted Living                   46,516                 15.6%             10.2%
    Facilities
Physician Group Practice             17,703                  6.0%             10.3%
 Clinics
Rehabilitation Hospitals             15,763                  5.3%             14.0%
                                -----------       --------------     -------------
Grand Total                        $297,629                100.0%             11.3%
                                ===========       ==============     =============
Managed Portfolio /(4)/, /(5)/     $ 51,930                 17.4%              9.2%
                                ===========       ==============     =============

At September 30, 2000, the Company had approximately 93 health care operators and over 650 leases in multi-tenant buildings.

(1)  Includes joint venture investments and incorporates all partners' assets.
(2) Investment per bed/unit/square foot and return on investment, excludes projects under construction.
(3)  Includes $1,613 of construction in progress and related land purchases.
(4) Annualized rental and interest income on total investments above. Includes net operating income (NOI) on managed portfolio.
(5) Includes managed Medical Office Buildings and Physician Group Practice Clinics included in the preceding totals.

PORTFOLIO BY STATE
                                   Revenue   /(1)/,/(2)/    Percentage
                              ------------------     ----------------

California                            $ 56,312                   18.9%
Texas                                   36,201                   12.2%
Florida                                 24,572                    8.3%
Indiana                                 23,005                    7.7%
Utah                                    16,025                    5.4%
Other (38 States)                      141,514                   47.5%
                            ------------------       ----------------
Grand Total (43 States)               $297,629                  100.0%
                            ==================       ================


RENEWAL INFORMATION

                                    Lease Expirations and
             Year                    Mortgage Maturities
--------------------------  -----------------------------------
                               Revenue   /(1)/, /(2)/   Percentage
                            --------------            --------------

            2000                  $    824                  0.3%
            2001                    17,192                  5.8%
            2002                    16,487                  5.5%
            2003                     9,624                  3.2%
            2004                    68,595                 23.0%
         Thereafter                184,907                 62.2%
                            --------------       --------------
        Grand Total               $297,629                100.0%
                            ==============       ==============


FACILITY RELATED INFORMATION

                                                          Prior       Current
                                                         Quarter      Quarter
                                                       -----------  ----------
Selected Occupancy Data:
     Long-Term Care Facilities /(3)/                       80%          80%
     Congregate Care/Assisted Living Facilities /(3)/      82%          81%
     Acute Care Hospitals                                  52%          51%
     Rehabilitation Hospitals                              77%          76%
     Managed Multi-tenant Medical Office Buildings         93%          90%
Cash Flow Coverage Before Management Fees                 2.5          2.4
Cash Flow Coverage After Management Fees                  2.2          2.1

For the Nine Months Ended September 30, 2000:
     "Same Store" Triple Net Facility/Rent Growth                   $2,018
       Dollars Expended on Leasing Commissions, Tenant
       Improvements and Capital Improvements                        $2,251


(1) Annualized rental and interest income on total investments above. Includes net operating income on managed medical office buildings.

(2) This column includes the revenue impact by year and the total annualized rental and interest income associated with the properties subject to lease expiration, lessees' renewal options and/or purchase options, and mortgage maturities.

(3) Excludes facilities under construction and newly completed facilities under start up.

OTHER KEY INFORMATION:

LEASE UP STATISTICS ON NEW ASSISTED LIVING FACILITIES:

                                      Average Months                  Percent of
     Occupancy         Facilities      In Operation        Revenue     Revenues
-----------------  ----------------  ----------------  ------------- -----------
     0% -  50%            7                13.9           $2,727         0.9%
     50% -  70%           5                15.3           $2,981         1.0%
     70% -  90%           7                17.7           $3,944         1.3%
                                                                     -----------
                                                                         3.2%
                                                                     ===========

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

CAUTIONARY LANGUAGE REGARDING FORWARD LOOKING STATEMENTS

     Statements in this Annual Report that are not historical factual statements are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements include, among other things, statements regarding the intent, belief or expectations of HCPI and its officers and can be identified by the use of terminology such as "may", "will", "expect", "believe", "intend", "plan", "estimate", "should" and other comparable terms or the negative thereof. In addition, we, through our senior management, from time to time make forward looking oral and written public statements concerning our expected future operations and other developments. Shareholders and investors are cautioned that, while forward looking statements reflect our good faith belief and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties. Actual results may differ materially from the expectations contained in the forward-looking statements as a result of various factors. In addition to the factors set forth under the caption Risk Factors in our annual report on Form 10-K, readers should consider the following:

 (a) Legislative, regulatory, or other changes in the healthcare industry at the local, state or federal level which increase the costs of or otherwise affect the operations of our lessees;
 (b) Changes in the reimbursement available to our lessees and mortgagors by governmental or private payors, including changes in Medicare and Medicaid payment levels and the availability and cost of third party insurance coverage which may result in operators experiencing financial difficulties, seeking rent concessions or filing for bankruptcies;
 (c) Competition for lessees and mortgagors, including with respect to new leases and mortgages and the renewal or rollover of existing leases which make it difficult to continue to expand our portfolio;
 (d) Competition for the acquisition and financing of healthcare facilities which make it difficult to continue to expand our portfolio;
 (e) The ability of our lessees and mortgagors to operate our properties in a manner sufficient to maintain or increase revenues and to generate sufficient income to make rent and loan payments;
 (f) Changes in national or regional economic conditions, including changes in interest rates and the availability and cost of capital for us;
 (g) The expected benefits from the merger with American Health Properties, such as cost savings, operating efficiencies and other synergies may not be realized due to increased demands on our management resources following the merger; and
 (h) Deteriorating tenant operations for a variety of reasons.

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

     We generally borrow on our short-term bank lines of credit to complete acquisition transactions. We then repay borrowings using proceeds from subsequent long-term debt and equity offerings. We may also assume mortgage notes payable already in place as part of an acquisition transaction. Currently we have two mortgage notes payable with variable interest rates and the remaining mortgage notes payable have fixed interest rates or interest rates with fixed periodic increases. Our Senior Notes and Convertible Subordinated Notes are at fixed rates. The variable rate loans are at interest rates below the current prime rate of 9.5%, and fluctuations are tied to the prime rate or to a rate currently below the prime rate.

     Fluctuation in the interest rate environment will not affect our future earnings and cash flows on our fixed rate debt until that debt matures and must be replaced or refinanced. Interest rate changes will affect the fair value of the fixed rate instruments. Conversely, changes in interest rates on variable rate debt would change our future earnings and cash flows, but not affect the fair value on those instruments. Assuming a one percentage point increase in the interest rate related to the variable rate debt including the mortgage notes payable and the bank lines of credit, and assuming no change in the outstanding balance as of year end, interest expense for 2000 would increase by approximately $1,377,000. Approximately 10% of the increase in interest expense related to the bank lines of credit, or $135,000, would be capitalized into construction projects.

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

                                                                            Maturity
                                          ------------------------------------------------------------------------------------
                                                                                                                        Fair
                                               2000      2001      2002      2003      2004   Thereafter    Total      Value
                                          ------------------------------------------------------------------------------------
ASSETS
  Mortgage Loans Receivable                            $12,846  $    980                         $146,114   $159,940   $160,006
    Weighted Average Interest Rate                       13.52%     9.50%                           10.29%     10.55%
LIABILITIES
Variable Rate Debt:

    Bank Notes Payable                                                     132,000                           132,000    132,000
    Weighted Average Interest Rate                                            7.54%                             7.54%

     Mortgage Notes Payable                                          962                            4,730      5,692      4,897
    Weighted Average Interest Rate                                  5.87%                            5.75%      5.77%

Fixed Rate Debt:

    Senior Notes Payable                                13,000   117,000    31,000    92,000      524,335    777,335    747,418
    Weighted Average Interest Rate                        7.88%     7.25%     7.09%     7.78%        7.18%      7.27%

    Convertible Subordinated                  68,910                                                          68,910     68,910
    Notes Payable
    Weighted Average Interest Rate              6.00%                                                           6.00%

    Mortgage Notes Payable                                           157     9,085    10,181      153,198    172,621    157,080
    Weighted Average Interest Rate                                  9.00%     8.52%     7.59%        8.07%      8.07%

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

NEW PRONOUNCEMENTS

     See Note 12 to the financial statements for a discussion of our implementation of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and hedging Activities.

                          PART II.   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          a)   Exhibits:

               2.1 Agreement and Plan of Merger, dated as of August 4, 1999, between HCPI and American Health Properties, Inc. (incorporated herein by reference to exhibit 2.1 to HCPI's current report on form 8-K dated August 4, 1999).
               3.1 Articles of Restatement of HCPI (incorporated herein by reference to exhibit 3.1 to HCPI's annual report on form 10-K for the year ended December 31, 1994).
               3.2 Second amended and restated bylaws of HCPI (incorporated herein by reference to exhibit 3.2 of HCPI's quarterly report on form 10-Q for the period ended March 31, 1999).
               3.3 Articles supplementary establishing the terms of the 7 7/8% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to exhibit 2.3 to HCPI's registration statement on form 8-A filed on September 25, 1997).
               3.4 Articles supplementary establishing and fixing the rights and preferences of the 8.70% Series B Cumulative Preferred Stock (incorporated herein by reference to exhibit 3.3 to HCPI's registration statement on form 8-A dated September 2,
                    1998).
               3.5 Articles supplementary establishing and fixing the rights and preferences of the 8.60% Series C Cumulative Redeemable Preferred Stock (incorporated herein by reference to exhibit
                    2.1 to HCPI's current report on form 8-K dated August 4,
                    1999).
               4.1 Rights agreement, dated as of July 27, 2000, between Health Care Property Investors, Inc. and the Bank of New York which includes the form of Certificate of Designations of the Series D Junior Participating Preferred Stock of Health Care Property Investors, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4.1 of Health Care Property Investors, Inc.'s Current Report on Form 8-K dated July 28, 2000).
               4.2 Indenture, dated as of September 1, 1993, between HCPI and The Bank of New York, as Trustee, with respect to the Series B Medium Term Notes and the Senior Notes due 2006 (incorporated by reference to exhibit 4.1 to HCPI's registration statement on form S-3 dated September 9, 1993).
               4.3 Indenture, dated as of April 1, 1989, between HCPI and The Bank of New York for Debt Securities (incorporated by reference to exhibit 4.1 to HCPI's registration statement on form S-3 dated March 20, 1989).
               4.4 Form of Fixed Rate Note (incorporated by reference to exhibit 4.2 to HCPI's registration statement on form S-3 dated March 20, 1989).
               4.5 Form of Floating Rate Note (incorporated by reference to exhibit 4.3 to HCPI's registration statement on form S-3 dated March 20, 1989).

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

          10.5 Employment Agreement dated April 28, 1988 between HCPI and Kenneth B. Roath (incorporated by reference to exhibit 10.27 to HCPI's annual report on form 10-K for the year ended December 31, 1988).*
          10.6 First Amendment to Employment Agreement dated February 1, 1990 between HCPI and Kenneth B. Roath (incorporated by reference to Appendix B of HCPI's annual report on form 10-K for the year ended December 31, 1990).*
          10.7 HCPI Executive Retirement Plan (incorporated by reference to exhibit 10.28 to HCPI's annual report on Form 10-K for the year ended December 31, 1987).*
          10.8 Amendment No. 1 to HCPI Executive Retirement Plan (incorporated by reference to exhibit 10.39 to HCPI's annual report on form 10-K for the year ended December 31, 1995).*
          10.9 Stock Transfer Agency Agreement between HCPI and The Bank of New York dated as of July 1, 1996 (incorporated by reference to exhibit 10.40 to HCPI's quarterly report on form 10-Q for the period ended September 30, 1996).
          10.12 Amended and Restated Limited Liability Company Agreement dated November 20, 1998 of HCPI/Indiana, LLC (incorporated by reference to exhibit 10.15 to HCPI's annual report on form 10-k for the year ended December 31, 1998).
          10.13 Amended and Restated Limited Liability Company Agreement dated January 20, 1999 of HCPI/Utah, LLC (incorporated by reference to exhibit 10.16 to HCPI's annual report on form 10-K for the year ended December 31, 1998).
          10.14 First Amendment to Second Amended and Restated Directors Stock Incentive Plan, effective as of November 3, 1999 (incorporated by reference to exhibit 10.1 to HCPI's quarterly report on form 10-Q for the period ended September 30, 1999).
          10.15 Second Amendment to Second Amended and Restated Directors Stock Incentive Plan, effective as of January 4, 2000 (incorporated by reference to exhibit 10.15 to HCPI's annual report on form 10-K for the year ended December 31, 1999).*
          10.16 Second Amendment to Second Amended and Restated Directors Deferred Compensation Plan, effective as of November 3, 1999 (incorporated by reference to exhibit 10.2 to HCPI's quarterly report on form 10-Q for the period ended September 30, 1999).
          10.17 Fourth Amendment to Second Amended and Restated Director Deferred Compensation Plan, effective as of January 4, 2000 (incorporated by reference to exhibit 10.17 to HCPI's annual report on form 10-K for the year ended December 31, 1999).*
          10.18 First Amendment to Second Amended and Restated Stock Incentive Plan effective as of November 3, 1999 (incorporated by reference to exhibit 10.3 to HCPI's quarterly report on form 10-Q for the period ended September 30, 1999).
          10.19 Revolving Credit Agreement, dated as of November 3, 1999, among HCPI, each of the banks identified on the signature pages hereof, The Bank of New York, as agent for the banks and as issuing bank, and Bank of America, N.A. and Wells Fargo Bank, N.A., as co-documentation agents, with BNY Capital Markets, Inc., as lead arranger and Book

                 Manager (incorporated by reference to exhibit 10.4 to HCPI's quarterly report on form 10-Q for the period ended September 30, 1999).
          10.20 364-Day Revolving Credit Agreement, dated as of November 3, 1999 among HCPI, each of the banks identified on the signature pages hereof, The Bank of New York, as agent for the banks, and Bank of America, N.A. and Wells Fargo Bank, N.A., as co-documentation agents, with BNY Capital Markets, Inc., as lead arranger and book manager (incorporated by reference to exhibit
                 10.5 to HCPI's quarterly report on form 10-Q for the period ended September 30, 1999).
          10.21 Cross-Collateralization, Cross-Contribution and Cross-Default Agreement , dated as of July 20, 2000, by HCP Medical Office Buildings II, LLC, and Texas HCP Medical Office Buildings, L.P., for the benefit of First Union National Bank.
          10.22 Cross-Collateralization, Cross-Contribution and Cross-Default Agreement, dated as of August 31, 2000, by HCP Medical Office Buildings I, LLC, and Meadowdome, LLC, for the benefit of First Union National Bank.


          27.1   Financial Data Schedule.

          *    Management Contract or Compensatory Plan or Arrangement.

       b) Reports on Form 8-K:

          None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 10, 2000      HEALTH CARE PROPERTY INVESTORS, INC.
                              (REGISTRANT)



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