Form 10-K
period 2000-12-31
HEALTH CARE PROPERTY INVESTORS INC
filed 2001-03-09
CIK 765880

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               _______________

                                   FORM 10-K

             Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2000
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

                            ______________________

          Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
         Title of each class                            on which registered
         -------------------                           ----------------------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                              ---
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         As of March 7, 2001 there were 50,978,878 shares of common stock outstanding. The aggregate market value of the shares of common stock held by non-affiliates of the registrant, based on the closing price of these shares on March 7, 2001 on the New York Stock Exchange, was approximately $1,651,787,000. Portions of the definitive Proxy Statement for the registrant's 2001 Annual Meeting of Stockholders have been incorporated by reference into Part III of this Report.

                                    PART I

Item 1. BUSINESS

        Health Care Property Investors, Inc. (HCPI), a Maryland corporation, was organized in March 1985 to qualify as a real estate investment trust (REIT). We invest in healthcare related real estate located throughout the United States, including long-term care facilities, congregate care and assisted living facilities, acute care and rehabilitation hospitals, medical office buildings and physician group practice clinics. We commenced business nearly 16 years ago, making us the second oldest REIT specializing in healthcare real estate.

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

        As of December 31, 2000, our gross investment in our properties, including partnership interests and mortgage loans, was approximately $2.6 billion. Our portfolio of 413 properties consisted of:

        .    172 long-term care facilities
        .    86 congregate care and assisted living facilities
        .    80 medical office buildings
        .    44 physician group practice clinics
        .    22 acute care hospitals
        .    Nine rehabilitation hospitals

        The average age of our properties is 17 years. As of December 31, 2000, approximately 53% of our revenue was derived from properties operated by publicly traded healthcare providers.

        Since 1986, the debt rating agencies have rated our debt investment grade. Currently Moody's Investors Services, Standard & Poor's and Duff & Phelps rate our senior debt at Baa2/BBB+/BBB+, respectively. We believe that we have enjoyed an excellent track record in attracting and retaining key employees. Our five executive officers have worked with us on average for 15 years. Our average annual return to stockholders, assuming reinvestment of dividends and before stockholders' income taxes, is approximately 16.5% over the period from our initial public offering in May 1985 through December 31, 2000.

     References herein to "HCPI", "we", "us" and "our" include Health Care Property Investors, Inc. and our wholly-owned subsidiaries and consolidated joint ventures and partnerships, unless the context otherwise requires.

Our Properties

     As of December 31, 2000, we had an ownership interest in 385 properties located in 42 states. We leased 289 of our owned properties pursuant to long-term triple net leases to 86 healthcare providers. Under a triple net lease, in addition to the rent obligation, the lessee is responsible for all operating expenses of the property such as utilities, property taxes, insurance and repairs and maintenance. The lessees under triple net leases include the following companies or their affiliates:

     .    Tenet Healthcare Corporation ("Tenet")
     .    HealthSouth Corporation ("HealthSouth")
     .    HCA - The Healthcare Company ("HCA")
     .    Emeritus Corporation ("Emeritus")
     .    Vencor, Inc. ("Vencor")
     .    Beverly Enterprises, Inc. ("Beverly")
     .    Centennial Healthcare Corp. ("Centennial")

     The remaining 96 owned and managed properties are medical office buildings and clinics with triple net, gross or modified gross leases with multiple tenants. Under gross or modified gross leases, we may be responsible for property taxes, repairs and maintenance and/or insurance on those properties.

     We also hold mortgage loans on 28 properties that are owned and operated by 15 health care providers including Beverly, HCA and MedCath, Inc. We have provided mortgage loans in the amount of $180,204,000 on those 28 properties, including 16 long-term care facilities, five congregate care and assisted living centers, four acute care hospitals and three medical office buildings. At December 31, 2000, the remaining balance on these loans totaled $158,895,000.

     With the exception of Tenet which accounts for 19.3% of our annualized revenue, no single lessee or operator accounts for more than 5.5% of our revenue for the year ended December 31, 2000.

     Of the 413 healthcare facilities in which we had an investment as of December 31, 2000, we directly own 327 facilities outright, including:

     .    132 long-term care facilities
     .    77 congregate care and assisted living centers
     .    55 medical office buildings
     .    44 physician group practice clinics
     .    16 acute care hospitals
     .    Three rehabilitation hospitals

         At December 31, 2000, we also had varying percentage interests in several limited liability companies and partnerships that together own 58 facilities and one mortgage as further discussed below under "Investments in Consolidated and Non-Consolidated Joint Ventures".

         The following is a summary of our properties grouped by type of facility and equity interest as of December 31, 2000:

                                               Equity         Number         Number          Total
                                              Interest          of          of Beds /     Investments        Annualized
Facility Type                                Percentage     Facilities      Units (1)         (2)          Rents/Interest
-------------------------------------------------------------------------------------------------------------------------
                                                                                           (Dollar amounts in thousands)

Long-Term Care Facilities                          100%             147         18,039   $    547,337     $     66,634
Long-Term Care Facilities                      77 - 80               25          2,778         73,428           10,289
                                                            -------------------------------------------------------------

                                                                    172         20,817        620,765           76,923
                                                            -------------------------------------------------------------

Acute Care Hospitals                               100               20          2,726        623,017           73,769
Acute Care Hospitals                                77                2            356         42,807            7,978
                                                            -------------------------------------------------------------

                                                                     22          3,082        665,824           81,747
                                                            -------------------------------------------------------------

Rehabilitation Hospitals                           100                3            248         41,785            5,703
Rehabilitation Hospitals                       90 - 97                6            437         72,158            9,382
                                                            -------------------------------------------------------------

                                                                      9            685        113,943           15,085
                                                            -------------------------------------------------------------

Congregate Care & Assisted Living Centers          100               82          6,161        406,872           41,672
Congregate Care & Assisted Living Centers      45 - 50                4            412          1,808 /(5)/        ---
                                                            -------------------------------------------------------------

                                                                     86          6,573        408,680           41,672
                                                            -------------------------------------------------------------


Medical Office Buildings (3)                       100               58            ---        495,537           47,999
Medical Office Buildings (3)                    50- 90               22            ---        120,246           11,381
                                                            -------------------------------------------------------------

                                                                     80            ---        615,783           59,380
                                                            -------------------------------------------------------------

Physician Group Practice Clinics (4)               100               44            ---        168,358           16,844
                                                            -------------------------------------------------------------

  Totals                                                            413         31,157   $  2,593,353     $     291,651
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

   (3) The medical office buildings encompass approximately 4,535,000 square feet.
   (4) The physician group practice clinics encompass approximately 1,202,000 square feet.
   (5)   Represents our investment, net of partners' and members' interests.

         The following paragraphs describe each type of property.

         Long-Term Care Facilities. We have invested in 172 long-term care facilities. Various healthcare providers operate these facilities. Long-term care facilities offer restorative, rehabilitative and custodial nursing care for people not requiring the more extensive and sophisticated treatment available at acute care hospitals. Many long-term care facilities had experienced significant growth in ancillary revenues and demand for subacute care services over the past ten years until the Prospective Payment System was implemented in July 1998. Ancillary revenues and revenue from subacute care services are derived from providing services to residents beyond room and board and include occupational, physical, speech, respiratory and IV therapy, wound care, oncology treatment, brain injury care and orthopedic therapy as well as sales of pharmaceutical products and other services. Certain long-term care facilities provide some of the foregoing services on an out-patient basis. Long-term care facilities are designed to supplement hospital care and many have transfer agreements with one or more acute care hospitals. These facilities depend to some degree upon referrals from practicing physicians and hospitals. Long-term care services are paid for either by private sources, or through the federal Medicare and state Medicaid programs.

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

         Acute Care Hospitals. We have an interest in 18 general acute care
         --------------------
hospitals and four long-term acute care hospitals. Acute care hospitals offer a wide range of services such as fully-equipped operating and recovery rooms, obstetrics, radiology, intensive care, open heart surgery and coronary care, neurosurgery, neonatal intensive care, magnetic resonance imaging, nursing units, oncology, clinical laboratories, respiratory therapy, physical therapy, nuclear medicine, rehabilitation services and outpatient services.

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

         Rehabilitation Hospitals. We have investments in nine rehabilitation
         ------------------------
hospitals. These hospitals provide inpatient and outpatient care for patients who have sustained traumatic injuries or illnesses, such as spinal cord injuries, strokes, head injuries, orthopedic problems, work related disabilities and neurological diseases, as well as treatment for amputees and patients with severe arthritis. Rehabilitation programs encompass physical, occupational, speech and inhalation therapies, rehabilitative nursing and other specialties. Services are paid for by the patient or the patient's family, third party payors (e.g., insurance and HMOs), or through the federal Medicare program.

         Congregate Care and Assisted Living Centers. We have investments in 86
         -------------------------------------------
congregate care and assisted living centers. Congregate care centers typically offer studio, one bedroom and two bedroom apartments on a month-to-month basis primarily to individuals who are over 75 years of age. Residents, who must be ambulatory, are provided meals and eat in a central dining area; they may also be assisted with some daily living activities. These centers offer programs and services that allow residents certain conveniences and make it possible for them to live independently; staff is also available when residents need assistance and for group activities.

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

         Medical Office Buildings. We have investments in 80 medical office
         ------------------------
buildings. These buildings are generally located adjacent to, or a short distance from, acute care hospitals. Medical office buildings contain physicians' offices and examination rooms, and may also include pharmacies, hospital ancillary service space and day-surgery operating rooms. Medical office buildings require more extensive plumbing, electrical, heating and cooling capabilities than commercial office buildings for sinks, brighter lights and special equipment that physicians typically use. Of our owned medical office buildings, 22 are master leased on a triple net basis to lessees that then sublease office space to physicians or other medical practitioners, 55 are managed by third party property management companies and are leased under triple net, gross or modified gross leases under which we are responsible for certain operating expenses, and three are mortgages.

         Physician Group Practice Clinics. We have investments in 44 physician
         --------------------------------
group practice clinic facilities that are leased to 18 different tenants. These clinics generally provide a broad range of medical services through organized physician groups representing various medical specialties. Each clinic facility is generally leased to a single lessee under a triple net or modified gross lease.

         The following table shows, with respect to each property type, the location by state, the number of beds/units, recent occupancy levels, patient revenue mix, annualized rents and interest, and information regarding remaining lease terms.

                                                                                 Average
                                                    Number                       Private
                                     Number        of Beds/       Average        Patient       Annualized       Average
                                       of           Units        Occupancy       Revenue         Rents/        Remaining
Facility Location                  Facilities        (1)            (2)          (2), (3)       Interest          Term
==========================================================================================================================
                                                                                              (Thousands)      (Years)
Long-Term Care Facilities
Alabama                                   1             174          89%             49%        $      877            3
Arizona                                   3             428          52              39                993            8
Arkansas                                  9             866          67              36              2,347            9
California                               17           1,698          83              42              5,855           10
Colorado                                  7           1,055          80              43              5,171            8
Connecticut                               1             121          99              32                166            1
Florida                                  12           1,267          77              38              6,335            9
Georgia                                   1              60          92              22                182           21
Idaho                                     1             119          65              29                524           13
Illinois                                  1             128          97              56                312            5
Indiana                                  27           3,515          72              41             14,998            9
Iowa                                      1             201          82              46                671           13
Kansas                                    3             289          86              45              1,035            9
Kentucky                                  1             100          97              43                419            1
Louisiana                                 3             355          84              22                747           12
Maryland                                  3             438          84              36              1,825           17
Massachusetts                             5             615          91              53              2,731            2
Michigan                                  4             406          81              49              1,216            7
Minnesota                                 1              94          76              40                119           10
Mississippi                               1             120          98              25                370            1
Missouri                                  1             153          --              --                748            1
Montana                                   1              80          56              36                207            9
Nevada                                    2             266          60              75              1,522            9
New Mexico                                1             102          93              14                314            3
North Carolina                            7             782          89              44              3,108            8
Ohio                                     12           1,543          80              50              7,436            8
Oklahoma                                 12           1,395          44              39              3,226           15
Oregon                                    1             110          67              27                 48            1
Pennsylvania                              1              89          86              28                374            3
South Carolina                            2              --          --              --                 --           11
Tennessee                                10           1,754          92              53              5,342            1
Texas                                    10           1,113          57              25              2,664            6
Utah                                      1             120          74              39                470           13
Washington                                2             252          75              75                988           12
Wisconsin                                 7           1,009          77              50              3,583            7
==========================================================================================================================
   Sub-Total                            172          20,817          74              41             76,923            8
==========================================================================================================================
Acute Care Hospitals
Arizona                                   1              21          68             100                405           12
California                                4             828          55             100             28,037            4
Florida                                   1             204          78             100              7,386            4
Georgia                                   1             167          56             100              7,200            4
Louisiana                                 2             325          34              96              5,322            4
Missouri                                  1             201          46             100              3,756            4
New Mexico                                1              56          63             100              2,313            6
North Carolina                            1             355          60             100              7,677            4
South Carolina                            2             174          25             100              2,622            5
Texas                                     7             612          50              99              9,210            7
Utah                                      1             139          27             100              7,819            4
==========================================================================================================================
   Sub-Total                             22           3,082          49%             99%         $  81,747            6
==========================================================================================================================

                                                                                  Average
                                                    Number                        Private
                                     Number        of Beds/        Average        Patient       Annualized        Average
                                       of           Units         Occupancy       Revenue         Rents/         Remaining
Facility Location                  Facilities        (1)             (2)         (2),(3)         Interest          Term
--------------------------------------------------------------------------------------------------------------------------
                                                                                               (Thousands)       (Years)
Rehabilitation Facilities
Arizona                                   1              60           80%            100%         $   1,751            4
Arkansas                                  2             120           78             100              2,755            3
Colorado                                  1              64           61             100              1,199            5
Florida                                   1             108           94             100              2,250           11
Kansas                                    2             145           62             100              3,675            3
Texas                                     1             108           65             100              1,753            3
West Virginia                             1              80           97             100              1,702            1
--------------------------------------------------------------------------------------------------------------------------
   Sub-Total                              9             685           75             100             15,085            4
--------------------------------------------------------------------------------------------------------------------------
Physician Group Practice Clinics (4)
California                                2              --           --             100              4,482           10
Colorado                                  1              --           --             100                338            7
Florida                                  10              --           --             100              2,593            6
Georgia                                   3              --           --             100                263            5
North Carolina                            4              --           --             100                681            4
Oklahoma                                  4              --           --             100                547            6
Tennessee                                 4              --           --             100              1,681            9
Texas                                     8              --           --             100              2,322            6
Virginia                                  1              --           --             100                265            8
Wisconsin                                 7              --           --             100              3,672           10
--------------------------------------------------------------------------------------------------------------------------
Sub-Total                                44              --           --             100             16,844            7
--------------------------------------------------------------------------------------------------------------------------

Congregate Care and Assisted Living Centers
Alabama                                   1              84           49              100               906           14
Arizona                                   1              98           87              100               547            7
Arkansas                                  1              17           16              100                28           10
California                                5             369           65              100             3,884           17
Delaware                                  1              52           88              100               422            7
Florida                                   9             636           67              100             3,036           12
Georgia                                   1              40           93              100               243           11
Idaho                                     1              50           96              100               353            5
Indiana                                   4             378           17               50             1,370           10
Kansas                                    2             194           42               96             1,114           11
Louisiana                                 3             240           63              100             1,664           13
Maryland                                  2             140           91              100             1,716            7
Michigan                                  2             200           50              100                --           11
Missouri                                  1              73           --               --               442            1
Nebraska                                  1              73           89              100               521            8
New Jersey                                4             279           74               89             2,181           11
New Mexico                                2             285           73              100             2,121           11
New York                                  1              75           95              100               470            7
North Carolina                            3             230           88              100             1,351            9
Ohio                                      1             156           63              100               806           11
Oregon                                    1              58           94              100               411            9
Pennsylvania                              3             232           94              100             2,003            8
South Carolina                            9             650           46               78             4,232           12
Tennessee                                 1              60           41              100               468            9
Texas                                    21           1,564           76               93             9,062           10
Virginia                                  1              90           70              100               824           13
Washington                                3             219           97               95             1,413            7
Wisconsin                                 1              31           --               --                84            8
--------------------------------------------------------------------------------------------------------------------------
   Sub-Total                             86           6,573           67%              91%        $  41,672           11
--------------------------------------------------------------------------------------------------------------------------

                                                                                   Average
                                                    Number                         Private
                                     Number        of Beds/        Average         Patient       Annualized       Average
                                       of           Units         Occupancy        Revenue         Rents/        Remaining
Facility Location                  Facilities        (1)             (2)          (2),(3)         Interest         Term
--------------------------------------------------------------------------------------------------------------------------
                                                                                                (Thousands)      (Years)
Medical Office Buildings (4)
Alaska                                    1              --             --            100%        $     507            1
Arizona                                   6              --             --            100             2,173            4
California                               12              --             --            100            11,563            4
Florida                                   6              --             --            100             2,731            5
Indiana                                  14              --             --            100             6,682            7
Kentucky                                  1              --             --            100               735            4
Maryland                                  1              --             --            100               611            9
Massachusetts                             1              --             --            100             2,373            7
Minnesota                                 2              --             --            100             2,390            6
Missouri                                  1              --             --            100               540            7
Nevada                                    1              --             --            100               258           18
New Jersey                                2              --             --            100             2,592            4
New York                                  1              --             --            100             2,250            7
North Dakota                              1              --             --            100             1,032            9
Ohio                                      1              --             --            100               460           12
Oregon                                    1              --             --            100               564           14
Tennessee                                 1              --             --            100             1,285           13
Texas                                    11              --             --            100            10,758            5
Utah                                     15              --             --            100             7,885            7
Washington                                1              --             --            100             1,991            7
--------------------------------------------------------------------------------------------------------------------------
   Sub-Total                             80              --             --            100%           59,380           11
--------------------------------------------------------------------------------------------------------------------------
TOTAL FACILITIES                        413          31,157                                       $ 291,651            9
==========================================================================================================================

    (1) Congregate care and assisted living centers are apartment-like facilities and are therefore stated in units (studio or one or two bedroom apartments) in order to indicate facility size. Physician group practice clinics and medical office buildings are measured in square feet and encompass approximately 1,202,000 and 4,535,000 square feet, respectively. All other facilities are measured by bed count.
    (2) This information is derived from information provided by our lessees and determined on the basis of licensed beds.
    (3) All revenues, including Medicare revenues but excluding Medicaid revenues, are included in "Private Patient" revenues.
    (4) Physician group practice clinics and medical office building lessees have use of the leased facilities for their own use or for the use of sub-lessees.

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

Relationship With Major Operators

          At December 31, 2000, we had investments in 413 properties located in 43 states and operated by 94 healthcare operators. In addition, approximately 650 tenants conduct business in the multi-tenant buildings. Listed below are our major operators, the number of facilities operated by our operators, and the annualized revenue and the approximate percentage of annualized revenue derived from those operators.

                                                                                           Percentage
                                                                 Annualized               of Annualized
    Operators                            Facilities                Revenue                   Revenue
    -------------------------------------------------------------------------------------------------------
    Tenet                                       9               $  56,244,000                 19%
    HealthSouth                                 9                  16,174,000                  6
    Emeritus                                   26                  13,584,000                  5
    Vencor                                     25                  13,555,000                  5
    HCA-The Healthcare Company                 12                  12,760,000                  4
    Beverly                                    27                  12,583,000                  4
    Centennial                                 18                   8,605,000                  3

          Certain of the listed facilities have been subleased to other operators with the original lessee remaining liable on the leases. The revenue applicable to these sublessees is not included in the annualized revenue percentages above. The percentage of annualized revenue on these subleased facilities was 1.1% for the year ended December 31, 2000. As discussed in more detail below, we have recourse to Ventas, Inc. and Tenet for certain of the rent obligations under Vencor leases which will expire during 2001.

          Tenet, HealthSouth, Emeritus, Vencor, HCA and Beverly are subject to the informational filing requirements of the Securities Exchange Act of 1934, as amended, and accordingly file periodic financial statements on Form 10-K and Form 10-Q with the Securities and Exchange Commission. We obtained all of the financial and other information relating to these operators from their public reports.

         The following table summarizes our major public operators' assets, stockholders' equity, interim revenue and net income (or net loss) from continuing operations as of or for the nine months ended September 30, 2000. All of the following information is based upon such operators' public reports.

                                                                                                          Net Income/
                                                                 Stockholders'                            (Loss) from
    Operators                                    Assets         Equity (Deficit)         Revenue          Operations
    --------------------------------------------------------------------------------------------------------------------
                                                                    (Dollar amounts in millions)
    Tenet*                                     $  13,121          $    4,584            $   5,808            $  329
    HealthSouth                                    7,180               3,403                3,118               202
    Emeritus                                         185                 (56)                  92               (14)
    Vencor                                         1,263                (427)               2,146               (48)
    HCA - The Healthcare Company                  17,507               5,406               12,497               198
    Beverly                                        1,944                 631                1,967                (8)

* The information described above for Tenet is for the six months ended November 30, 2000 or as of November 30, 2000, as applicable.

         The following table summarizes our major public operators' assets, stockholders' equity, annualized revenue and net income (or net loss) from continuing operations as of or for the year ended December 31, 1999.


                                                                 Stockholders'                         Net Income/
                                                                    Equity                             (Loss) from
    Operators                                  Assets             (Deficit)           Revenue          Operations
    -----------------------------------------------------------------------------------------------------------------
                                                                  (Dollar amounts in millions)
    Tenet*                                     $ 13,161          $  4,066            $  11,414          $    340
    HealthSouth                                   6,832             3,206                4,072                77
    Emeritus                                        198               (37)                 123               (21)
    Vencor                                        1,236              (378)               2,666              (683)
    HCA - The Healthcare Company                 16,885             5,617               16,657               657
    Beverly                                       1,983               641                2,547              (135)

* The information described above for Tenet is for the fiscal year ended May 31, 2000 or as of May 31, 2000, as applicable.

         The current equity market capitalization for each of the operators listed above, based on the closing price of their common stock on March 1, 2001 as reported in the Wall Street Journal, and based on the number of outstanding shares of their common stock as reported in their most recent public filing available is as follows: Tenet, $14.6 billion; HealthSouth, $6.0 billion; HCA, $21.7 billion; Emeritus, $14.1 million; Vencor, $3.2 million; and Beverly, $797.4 million.

         Certain additional information about these operators is provided below:

Vencor

         On May 1, 1998, Vencor completed a spin-off transaction to become two publicly held entities -- Ventas, Inc., a REIT, and Vencor, a healthcare operating company which at December 31, 2000 leased 34 of our properties of which nine are subleased to other operators. On September 13, 1999, Vencor filed for bankruptcy protection. HCPI has recourse to Ventas, Inc. and Tenet Healthcare Corporation for most of the obligations payable by Vencor under its leases until the third quarter of 2001. The bankruptcy court confirmed Vencor's plan of reorganization in March 2001.

         Vencor's plan proposes the assumption of all of our leased facilities (including nine subleased facilities). The assumption of our leases would mean the continued performance of all of Vencor's obligations under the leases, including all amounts owing prior to Vencor's filing date. Vencor has paid most of these prepetition amounts and has continued to remain current on its rent during its bankruptcy proceedings.

         Almost all of our Vencor facilities have leases which expire in 2001. Negotiations are in progress on the 23 facilities that would remain as new leases with Vencor, with definitive agreements in place on four of nine subleased facilities with current operators. Progress has been made for current operators to retain operations on most of the remaining five subleased facilities. It is anticipated that a net rent increase will result from negotiation with Vencor and others for the 32 facilities discussed in this paragraph.

         Based upon public reports, for the three months ended September 30, 2000, Vencor had revenue of approximately $717 million and a net loss of approximately $27 million. For the nine months ended September 30, 2000, Vencor had revenue of approximately $2.1 billion and a net loss of approximately $48 million. Based upon public reports, Ventas' revenue and net income for the nine months ended September 30, 2000 were approximately $180 million and $18 million, respectively. As of September 30, 2000, Ventas had total assets of $1.0 billion and a stockholders' deficit of $14 million.

Tenet

         Tenet is one of the nation's largest healthcare services companies, providing a broad range of services through the ownership and management of healthcare facilities. Tenet has historically guaranteed Vencor's leases. During 1997 we reached an agreement with Tenet whereby Tenet agreed to forbear or waive some renewal and purchase options and related rights of first refusal on facilities leased to Vencor and we agreed to pay Tenet $5,000,000 in cash and to reduce Tenet's guarantees on the facilities leased to Vencor. As part of that same agreement, we only have recourse to Tenet for the rent payments on the Vencor leases until the end of their base term. Accordingly, we have recourse to Tenet on 29 Vencor leases which will expire during 2001.

HCA - The Healthcare Company

         According to published reports, Columbia has been the subject of various significant government investigations regarding its compliance with Medicare, Medicaid and other programs. The following is derived from public reports distributed by HCA, formerly known as Columbia/HCA Healthcare Corp.:
"HCA and its affiliates reached an agreement with the criminal division of the Department of Justice (DOJ) and U.S. attorney's offices to resolve all pending federal criminal issues in the Columbia investigation. The terms of this agreement resulted in the recording of an after tax charge of approximately $95 million, or $0.17 per diluted share, in the fourth quarter of 2000. In the second quarter of 2000, HCA recorded an after-tax charge of $498 million, or $0.89 per diluted share, in connection with its civil settlement of certain issues with the DOJ. HCA paid the criminal settlement in the first quarter of 2001 and expects to pay the civil settlement in the first or second quarter of 2001." HCA maintains debt ratings of Ba2 from Moody's and BB+ from Standard & Poor's.

Other Troubled Long-Term Care Providers

         The financial condition of many long-term care providers, in part due to the implementation of the Medicare Prospective Payment System, resulted in several long-term care provider lessees filing for Chapter XI bankruptcy protection during late 1999 and early 2000. Lessees, other than Vencor, that have filed for bankruptcy and their respective percentage of the Company's annualized revenue are Sun Healthcare - 1.1%, Integrated Health Services - 0.5%, Genesis Health Ventures - 0.5%, Mariner Post Acute Network - 0.4%, Lenox Healthcare - 0.3% and Texas Health Enterprises - 0.2%. The lessees in bankruptcy were current on all rents as of December 31, 2000 with the exception of minor pre-petition receivables which we believe will generally be payable once the plans of reorganization are confirmed. Lenox Healthcare and Texas Health Enterprises have both exited bankruptcy.

         The assisted living industry, from which the Company derives 14.2% of its revenue, has experienced overbuilding in a number of areas and slower fill-up rates than were originally forecast. This has required certain operators to raise additional capital to sustain operations during fill-up periods. Additional capital may be required during 2001. However, these factors have stemmed further development activity, which should allow improved fill-up of existing facilities and improvement in industry census.

         The Company's management recorded a complete write-off of a $2,000,000 equity investment in Summerville Senior Living (SSL), an assisted living company. Although this investment represents less than 0.1% of gross real estate investment and is outside the normal investment strategy of the Company, the write-off reduces net income (see Impairment of Equity Investment) and reduces reported FFO. No income has been recorded on this equity investment. In addition to the equity investment, the Company has loaned $13,500,000 to SSL with ten leased facilities in California as collateral and owns five facilities that are leased to SSL. Revenue from SSL equals approximately 1.5% of the Company's total revenue. The $1,200,000 letter of credit provided in connection with the five facility leases and the loan (discussed previously) to SSL exceeds unpaid rents and interest due from them.

         We cannot assure you that the bankruptcies of certain long-term care operators and the trouble experienced by assisted living operators would not have a material adverse effect on our Net Income, FFO or the market value of our common stock.

Leases and Loans

         The initial base rental rates of the triple net leases we entered into during the three years ended December 31, 2000 have generally ranged from 9% to 13% per annum of the acquisition price of the related property. Initial interest rates on the loans we entered into during the three years ended December 31, 2000 have generally ranged from 9% to 12% per annum. Rental rates vary by lease, taking into consideration many factors, such as:

         .   Creditworthiness of the lessee
         .   Operating performance of the facility
         .   Interest rates at the beginning of the lease
         .   Location, type and physical condition of the facility

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

         In addition to the minimum and additional rents, each lessee under a triple net lease is responsible for all additional charges, including charges related to non-payment or late payment of rent, taxes and assessments, governmental charges, and utility and other charges. Each triple net lessee is required, at its expense, to maintain its leased property in good order and repair. We are not required to repair, rebuild or maintain the properties leased under triple net leases.

         Each lessee with a gross or modified gross lease is also responsible for minimum and additional rents, but may not be responsible for all operating expenses. Under gross or modified gross leases, we may be responsible for property taxes, repairs and maintenance and/or insurance on those properties.

         The primary or fixed terms of the triple net and modified gross leases generally range from 10 to 15 years, and generally have one or more five-year (or longer) renewal options. The average remaining base lease-term on the triple net and modified gross leases is approximately seven years. The primary term of the gross leases to multiple tenants in the medical office buildings range from one to 20 years, with an average of six years remaining on those leases. Obligations under the triple-net leases, in most cases, have corporate parent or shareholder guarantees. Irrevocable letters of credit from various financial institutions and lease deposits back 127 leases and loans on 15 facilities which cover from one to 18 months of lease or loan payments. We require the lessees and mortgagors to renew such letters of credit during the lease or loan term in amounts that may change based upon the passage of time, improved operating cash flows or improved credit ratings.

         We believe that the credit enhancements discussed above provide us with significant protection for our investment portfolio. As of January 31, 2001, other than approximately $2.7 million in delinquent rents and interest, of which approximately $1.0 million is covered by credit enhancements, we are currently receiving rents and interest in a timely manner from substantially all lessees and mortgagors as provided under the terms of the leases or loans; we have provided reserves against the remaining amounts.

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

         Many lessees have the right of first refusal to purchase the properties during the lease term; many leases provide one or more five-year (or longer) renewal options at existing lease rates and continuing additional rent formulas, although certain leases provide for lease renewals at fair market value. Certain lessees also have options to purchase the properties, generally for fair market value, and generally at the expiration of the primary lease term and/or any renewal term under the lease. If options are exercised, many such provisions require lessees to purchase or renew several facilities together, precluding the possibility of lessees purchasing or renewing only those facilities with the best financial outcomes. Fifty-eight properties are not subject to purchase options until 2008 or later, and an additional 309 leased properties do not have any purchase options.

         A table recapping lease expirations, mortgage maturities, properties subject to purchase options and financial underperformance as of December 31, 2000 follows:

                                 Current Annualized Revenue of
                   ----------------------------------------------------------
                      Properties Subject to
                   Lease Expirations, Purchase
                           Options and                 Properties Subject             Estimated Revenue
                       Mortgage Maturities            to Purchase Options            Gain/(Loss) at Lease
    Year                       (1)                            (2)                    Expiration (3), (4)
--------------     -----------------------------    -------------------------    -----------------------------
                                           (Amounts in thousands, except percentages)
    2001                    $    15,545                     $     5,159              0.42%          $ 1,233
    2002                         17,737                           4,098              0.46             1,338
    2003                          9,444                           4,070             (0.04)             (117)
    2004                         67,738                          56,243             (0.29)             (850)
    2005                         27,706                          17,325               --                 --
Thereafter                      153,481                          58,503               --                 --
                   -----------------------------    -------------------------    ------------    -------------
                             $  291,651                       $ 145,398              0.55%          $ 1,604
                   =============================    =========================    ============    =============

    (1) This column includes the revenue impact by year and the total annualized rental and interest income associated with the properties subject to lessees' renewal options and/or purchase options and mortgage maturities.

    (2) This column includes the revenue impact by year and the total annualized rental and interest income associated with properties subject to purchase options. If a purchase option is exercisable at more than one date, the convention used in the table is to show the revenue subject to the purchase option at the date management estimates is most likely for exercise of the option. Although certain purchase option periods commenced in earlier years, lessees have not exercised their purchase options as of this time. The total for this column (2) ($145,398,000) is a component (subset) of column (1), the total current annualized revenue of properties subject to lease expirations, purchase options and mortgage maturities.

   (3) Based on current market conditions, we estimate that there could be a revenue gain/(loss) (compared to current rental rates) upon the expiration of the current term of the leases in the percentages and amounts shown in the table for lease expirations. The percentages are computed by taking the possible revenue gain/(loss) as a percentage of 2000 total annualized revenue.

   (4) We estimate that in addition to the possible reduction in income from lease expirations, we may also have a decrease of approximately $400,000 in 2001 due to the reinvestment of cash received from mortgage maturities and facility sales. This amount is calculated based on current interest rate levels and is not estimated in years subsequent to 2001 due to the unpredictable levels of facility sales and interest rates and their impact on sales and mortgage maturities.

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

         Each lessee, at its expense, may make non-capital additions, modifications or improvements to its leased property. All such alterations, replacements and improvements must comply with the terms and provisions of the lease, and become our or our affiliates' property upon termination of the lease. Leases generally require the lessee to maintain adequate insurance on the leased property, naming us or our affiliates and any mortgagees as additional insureds. In certain circumstances, the lessee may self-insure pursuant to a prudent program of self-insurance if the lessee or the guarantor of its lease obligations has substantial net worth. In addition, each lease requires the lessee to indemnify us or our affiliates against certain liabilities in connection with the leased property.

Development of Facilities

         Since 1987, we have committed to the development of 58 facilities. As of December 31, 2000, we have funded costs of approximately $407 million and have completed all 58 facilities of our total development commitment. The completed facilities comprise:

         .   35 congregate care and assisted living facilities
         .   Seven long-term care facilities
         .   Seven medical office buildings
         .   Five rehabilitation hospitals
         .   Four acute care hospitals

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

         Our build to suit development program generally includes a variety of additional forms of credit enhancement and collateral beyond those provided by the leases. During the development period, we generally require additional security and collateral in the form of more than one of the following:

         (a)   Irrevocable letters of credit from financial institutions;
         (b)   Payment and performance bonds; and
         (c) Completion guarantees by either one or a combination of the developer/operator's parent entity, other affiliates or one or more of the individual principals who control the developer/operator.

         In addition, before we advance any funds under the development agreement, the developer/operator must provide:

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

         As a further safeguard during the development period, we generally will retain 10% of construction funds incurred until we have received satisfactory evidence that the project will be fully completed in accordance with the applicable plans and specifications. We also monitor the progress of the development of each project and the accuracy of the developer/operator's draw requests by having its own in-house inspector perform regular on-site inspections of the project prior to the release of any requested funds.

Investments in Consolidated and Non-Consolidated Joint Ventures

         At December 31, 2000, we also had varying percentage interests in several limited liability companies and partnerships that together own 58 facilities and one mortgage, as further discussed below:

    (1) A 77% interest in a partnership (Health Care Property Partners) which owns two acute care hospitals and 18 long-term care facilities and has one mortgage on a long-term care facility.
    (2) Interests of between 90% and 97% in six partnerships (HCPI/San Antonio Ltd. Partnership, HCPI/Colorado Springs Ltd. Partnership, HCPI/Little Rock Ltd. Partnership, HCPI/Kansas Ltd. Partnership, Fayetteville Health Associates Ltd. Partnership and Wichita Health Associates Ltd. Partnership), each of which was formed to own a comprehensive rehabilitation hospital.
    (3) A 90% interest in a limited liability company (HCPI Indiana, LLC) which owns seven medical office buildings.
    (4) A 54% interest in a limited liability company (HCPI Utah, LLC) which owns 15 medical office buildings.
    (5) An 80% interest in five limited liability companies (Vista-Cal Associates, LLC; Statesboro Associates, LLC; Ft. Worth-Cal
         Associates, LLC; Perris-Cal Associates, LLC; and Louisiana-Two Associates, LLC) which own an aggregate of six long-term care facilities.
    (6) A 45% - 50% interest in four limited liability companies (Seminole Shores Living Center, LLC - 50%; Edgewood Assisted Living Center, LLC - 45%; Arborwood Living Center, LLC - 45%; and Greenleaf Living Center, LLC - 45%) each owning a congregate care facility.

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

         There presently are two gross income requirements. First, at least 75% of our gross income (excluding gross income from "prohibited transactions" as defined below) for each taxable year must be derived directly or indirectly from investments relating to real property or mortgages on real property or from certain types of temporary investment income. Second, at least 95% of our gross income (excluding gross income from prohibited transactions) for each taxable year must be derived from income that qualifies under the 75% test and all other dividends, interest and gain from the sale or other disposition of stock or securities. A "prohibited transaction" is a sale or other disposition of property (other than foreclosure property) held for sale to customers in the ordinary course of business.

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

         In 1999, legislation was enacted that modifies some of the rules that apply to REITs. Specifically, the legislation includes a provision that limits a REIT's ability to own more than 10% of the vote or value of the securities of a non-REIT corporation, other than certain debt securities. However, the legislation would allow a REIT to own any percentage of the voting stock and value of the securities of a corporation which jointly elects with the REIT to be a taxable REIT subsidiary, provided certain requirements are met. A taxable REIT subsidiary generally may engage in any business, including the provision of customary or noncustomary services to tenants of its parent REIT and of others, except a "taxable REIT subsidiary" may not manage or operate a healthcare facility. Also, the legislation imposes a 100% tax on a REIT if its rental, service or other agreements with its taxable REIT subsidiary are not on arms' length terms. This legislation will require us to monitor the securities we own in other corporations, and possibly restructure such investments if we own more than 10% of the value of the securities of any of these corporations. The provisions discussed above are generally effective for taxable years ending after December 31, 2000, and, assuming specified requirements are met, do not apply to investments in place on or before July 12, 1999. As is presently the case, a REIT may continue to own 100% of the stock of a qualified REIT subsidiary, as defined below.

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

         In order to qualify as a REIT, we are required to distribute dividends (other than capital gain dividends) to our stockholders in an amount at least equal to (A) the sum of (i) 95% of our "real estate investment trust taxable income" (computed without regard to the dividends paid deduction and our net capital gain) and (ii) 95% of the net income, if any (after tax), from foreclosure property, minus (B) the sum of certain items of non-cash income. Pursuant to recently enacted legislation, the 95% distribution requirement discussed above will be reduced to 90%, effective for taxable years beginning after December 31, 2000. Such distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for such year, if paid on or before the first regular dividend payment date after such declaration and if we so elect and specify the dollar amount in our tax return. To the extent that we do not distribute all of our net long-term capital gain or distribute at least 95%, but less than 100%, of our "real estate investment trust taxable income", as adjusted, we will be required to pay tax thereon at regular corporate tax rates. Furthermore, if we should fail to distribute during each calendar year at least the sum of (i) 85% of our ordinary income for such year, (ii) 95% of our capital gain income for such year, and (iii) any undistributed taxable income from prior periods, we would be required to pay a 4% excise tax on the excess of such required distributions over the amounts actually distributed.

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

 Government Regulation

         The healthcare industry is heavily regulated by federal, state and local laws. This government regulation of the healthcare industry affects us because:

     (1) The financial ability of lessees to make rent and debt payments to us may be affected by governmental regulations such as licensure, certification for participation in government programs, and government reimbursement, and

     (2) Our additional rents are often based on our lessees' gross revenue from operations, which in turn are affected by the amount of reimbursement such lessees receive from the government.

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

         Fraud and Abuse. There are various federal and state laws prohibiting fraud by healthcare providers, including criminal provisions which prohibit filing false claims or making false statements to receive payment or certification under Medicare and Medicaid, or failing to refund overpayments or improper payments. Violation of these federal provisions is a felony punishable by up to five years imprisonment and/or a $25,000 fine. Civil provisions prohibit the knowing filing of a false claim or the knowing use of false statements to obtain payment. The penalties for such violations may include fines ranging from $5,000 to $10,000, plus treble damages, for each claim filed.

         There are also laws that attempt to eliminate fraud and abuse by prohibiting payment arrangements that include compensation for patient referrals. The federal Anti-Kickback Law prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, the referral of Medicare, Medicaid, or other federal health care program patients. A wide array of relationships and arrangements, including ownership interests in a company by persons who refer or who are in a position to refer patients, as well as personal services agreements, have under certain circumstances, been alleged or been found to violate these provisions. In addition to the Anti-Kickback Statute, federal law also restricts physicians who have financial relationships with hospitals and other providers of healthcare services from making referrals for certain services to those providers. In August 1995, the federal government released final regulations addressing physician referral prohibitions relating to financial relationships with entities that furnish clinical laboratory services. In January 2001, the federal government released the first portion of final regulations that explain the scope of the physician referral prohibition with respect to entities that furnish certain "designated health services." The provisions contained within the January 2001 package are expected to take effect sometime in early 2002. These regulations will impact healthcare providers' financial and contractual arrangements with physicians.

         State and federal governments are devoting increasing attention and resources to anti-fraud initiatives against healthcare providers. The Health Insurance Portability and Accountability Act of 1996 and the Balanced Budget Act of 1997 expand the penalties for healthcare fraud, including broader provisions for the exclusion of providers from the Medicare and Medicaid programs. Further, under Operation Restore Trust, a major anti-fraud demonstration project, the Office of Inspector General of the U.S. Department of Health and Human Services, in cooperation with other federal and state agencies, has focused on the activities of skilled nursing facilities, home health agencies, hospices and durable medical equipment suppliers in certain states, including California, in which we have properties. Due to the success of Operation Restore Trust, the project has been expanded to numerous other states and to additional providers, including providers of ancillary nursing home services.

         The federal government has investigated some of our lessees for alleged violations of Medicare regulations. One lessee, Vencor, Inc., a long-term care provider, announced in August 2000 that it will enter into a five-year Corporate Integrity Agreement with the Office of Inspector General, which will partially resolve ongoing federal investigations concerning alleged quality of care problems and billing irregularities at Vencor facilities. This Corporate Integrity Agreement will require Vencor to implement a broad variety of controls to ensure compliance with Medicare regulations and will also require Vencor to develop a comprehensive plan to improve the quality of care furnished at its facilities.

         Other lessees have been faced with whistleblower suits by former employees, alleging non-compliance with Medicare rules and regulations. For instance, the U.S. Department of Justice recently joined a whistleblower suit filed against Integrated Health Services, Inc., which alleges that the company admitted and retained patients in its long-term care hospitals who did not require acute care and billed Medicare for these allegedly unnecessary services.

         Some Medicare fiscal intermediaries (private companies that contract with the Health Care Financing Administration("HCFA") to administer the Medicare program) have also increased scrutiny of cost reports filed by long-term care providers. Violations of such laws and regulations may jeopardize a borrower's or lessee's ability to operate a facility or to make rent and debt payments, thereby potentially adversely affecting us. Our lease arrangements with lessees may also be subject to these fraud and abuse laws. Federal and state laws governing illegal rebates and kickbacks regulate contingent or percentage rent arrangements where our co-investors are physicians or others in a position to refer patients to the facilities. Although only limited interpretive or enforcement guidance is available, we have structured our rent arrangements in a manner which we believe complies with such laws and regulations.

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

         Medicare and Medicaid Programs. Sources of revenue for lessees and mortgagors may include the federal Medicare program, state Medicaid programs, private insurance carriers, healthcare service plans and health maintenance organizations, among others. Efforts to reduce costs by these payors will likely continue, which may result in reduced or slower growth in reimbursement for certain services provided by some of our operators. In addition, the failure of any of our operators to comply with various laws and regulations could jeopardize their ability to continue participating in the Medicare and Medicaid programs.

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

         Beginning in August 2000, the Health Care Financing Administration implemented a prospective payment system for hospital outpatient services. All outpatient services paid under this new system are classified into groups called Ambulatory Payment Classifications ("APCs"). Each APC has its own prospectively established fixed payment rate. Depending upon the services provided, hospitals may be paid for more than one APC during a single patient encounter. APC rates are subject to adjustment on an annual basis.

         Medicaid programs generally pay for acute and rehabilitative care based on reasonable costs at fixed rates; long-term care facilities are generally reimbursed using fixed daily rates. Both Medicare and Medicaid payments are generally below retail rates for lessee-operated facilities. Increasingly, states have introduced managed care contracting techniques in the administration of

Medicaid programs. Such mechanisms could have the impact of reducing utilization of and reimbursement to lessee-operated facilities .

         Third party payors in various states and areas base payments on costs, retail rates or, increasingly, negotiated rates. Negotiated rates can include discounts from normal charges, fixed daily rates and prepaid capitated rates.

         Skilled Nursing Facility Prospective Payment System. Up until July 1, 1998, Medicare and most state Medicaid programs utilized a cost-based reimbursement system for skilled nursing facilities, which reimbursed these facilities for the reasonable direct and indirect allowable costs incurred in providing routine services plus in certain states, a return on equity, subject to certain cost ceilings. These costs normally included allowances for administrative and general costs as well as the costs of property and equipment (depreciation and interest, fair rental allowance or rental expense). In certain states, cost-based reimbursement was typically subject to retrospective adjustment through cost report settlement, and for certain states, payments made to a facility on an interim basis that were subsequently determined to be less than or in excess of allowable costs could be adjusted through future payments to the affected facility and to other facilities owned by the same owner. State Medicaid reimbursement programs varied as to the methodology used to determine the level of allowable costs which were reimbursed to operators.

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

         Skilled nursing facilities may need to restructure their operations to accommodate the new Medicare Prospective Payment System reimbursement. In part because of the uncertainty as to the effect of the Prospective Payment System on skilled nursing facilities, in November 1998, Standard & Poor's placed many skilled nursing facility companies on "credit watch" because of the potential negative impact of the implementation of the Prospective Payment System on the financial condition of skilled nursing facilities, including the ability to make interest and principal payments on outstanding borrowings. The financial condition of many long-term care providers worsened following implementation of the Medicare Prospective Payment System, and a number of long-term care providers filed for bankruptcy protection during 1999 and the first quarter of 2000. Our tenants that have filed for Chapter XI bankruptcy protection are Sun Healthcare Group, Integrated Health Services, Inc., Mariner Post-Acute Network, Inc., Lenox Healthcare, Inc., Texas Health Enterprises, Inc., Genesis Health Ventures and Vencor, Inc. Lenox Healthcare, Inc. and Texas Health Enterprises, Inc. have both exited bankruptcy.


         Long-Term Care Facilities. Long-term care facilities are regulated primarily through the licensing of such facilities against a common background established by federal law enacted as part of the Omnibus Budget Reconciliation Act of 1987. Regulatory authorities and licensing standards vary from state to state, and in some instances from locality to locality. These standards are constantly reviewed and revised. State agencies periodically inspect facilities to determine whether they comply with state and/or federal regulations, at which time deficiencies may be identified. The facilities must correct these deficiencies as a condition to continued licensing or certification and participation in government reimbursement programs. Depending on the nature of such deficiencies, remedies can be routine or costly. Similarly, compliance with regulations which cover a broad range of areas such as patients' rights, staff training, quality of life and quality of resident care may increase facility start-up and operating costs.

         In 1999 and 2000, Congress increased funding for state health agencies in order to allow state agencies that conduct skilled nursing facility inspections to intensify Medicare and Medicaid regulatory enforcement efforts. The Health Care Financing Administration has instructed these state agencies to increase the number of unannounced nursing home inspections and to investigate consumer complaints about skilled nursing facilities promptly. As a result of these increased enforcement efforts, some of our lessees may be subject to fines and other penalties that could increase their operating costs.

         Acute Care Hospitals. Acute care hospitals are also subject to extensive federal, state and local regulation. Acute care hospitals undergo periodic inspections regarding standards of medical care, equipment and hygiene as a condition of licensure. Various licenses and permits also are required for purchasing and administering narcotics, operating laboratories and pharmacies and the use of radioactive materials and certain equipment. Each of our facilities, the operation of which requires accreditation, is accredited by the Joint Commission on Accreditation of Healthcare Organizations. Such accreditation may be a more cost-effective and time-efficient method of meeting requirements for continued licensing and for participation in government sponsored provider programs.

         Acute care hospitals must comply with requirements for various forms of utilization review. In addition, under the Prospective Payment System, each state must have a Peer Review Organization carry out federally funded mandated reviews of Medicare patient admissions, treatment and discharges in acute care hospitals.

         Congregate Care and Assisted Living Facilities. Certain congregate care and assisted living facilities are subject to federal, state and local licensure, certification and inspection laws. These laws regulate, among other matters, the number of licensed beds, the provision of services, equipment, staffing and operating policies and procedures. Failure to comply with these laws and regulations could result in the denial of reimbursement in a few states and decertification from the Medicaid program, the imposition of fines, suspension or, and in extreme cases, the revocation of a facility's license or closure of a facility. Such actions may have an effect on the revenue of the operators of properties owned by or mortgaged to us and therefore adversely impact us.

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

Healthcare Reform

         The healthcare industry has continually faced various challenges, including increased government and private payor pressure on healthcare providers to control costs, the migration of patients from acute care facilities into extended care and home care settings, and the vertical and horizontal consolidation of healthcare providers. The pressure to control healthcare costs intensified during 1994 and 1995 as a result of the national healthcare reform debate and continues as Congress attempted to slow the rate of growth of federal healthcare expenditures as part of its effort to balance the federal budget.

         Changes in the law, new interpretations of existing laws, and changes in payment methodology may have a dramatic effect on the definition of permissible or impermissible activities, the relative costs associated with doing business and the amount of reimbursement furnished by both government and other third-party payors. These changes may be applied retroactively. The ultimate timing or effect of legislative efforts cannot be predicted and may impact us in different ways.

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

         (3) The adoption of a Prospective Payment System for skilled nursing facilities, home health agencies, hospital outpatient departments, and rehabilitation hospitals,

         (4) The repeal of the Boren amendment payment standard for Medicaid so that states have the exclusive authority to determine provider rates and providers have no federal right of action,

         (5) The reduction in Medicare disproportionate share payments to hospitals, and

         (6) The removal of the $150,000,000 limit on tax-exempt bonds for nonacute hospital capital projects.

         The Balanced Budget Act of 1997, signed by President Clinton on August 5, 1997, was designed to produce several billion dollars in net savings for Medicaid over the five years following enactment. In addition, the Balanced Budget Act repealed the Boren Amendment under which states were required to pay long-term care providers, including skilled nursing facilities, rates that were "reasonable and adequate to meet the cost which must be incurred by efficiently and economically operated facilities". As a result of the repeal of the Boren Amendment, states are now required by the Balanced Budget Act to do the following with respect to skilled nursing facility rates:

      . Use a public process for determining rates, . Publish proposed and final rates, the methodologies underlying the rates, and justifications for the rates, and . Give methodologies and justifications.

         When determining rates, states are required to take into account the situation of skilled nursing facilities that serve a disproportionate number of low-income patients with special needs. The Secretary of Health and Human Services is required to conduct a study concerning the effect of state rate-setting methodologies on the access to and the quality of services provided to Medicaid beneficiaries and report the study results to Congress. The Balanced Budget Act also provides the federal government with expanded enforcement powers to combat waste, fraud and abuse in delivery of healthcare services. Though applicable to payments for services furnished on or after October 1, 1997, the new requirements are not retroactive. Thus, states that have not proposed changes in their payment methods or standards, or changes in rates for items and services furnished on or after October 1, 1997, need not immediately implement a Balanced Budget Act public approval process. The Balanced Budget Act of 1997 also strengthened the anti-fraud and abuse laws to provide for stiffer penalties for fraud and abuse violations.

         In November 1999, President Clinton signed into law the Medicare, Medicaid and State Children's Health Insurance Programs ("SCHIP") Balanced Budget Refinement Act of 1999 ("Budget Refinement Act") which reduces some of the reimbursement cutbacks enacted under the Balanced Budget Act. The Budget Refinement Act delayed implementation of cost-cutting measures and increased payments to some sectors of the healthcare industry. Long-term care facilities received increased payments under the Budget Refinement Act. Disproportionate share hospital payment cutbacks were lessened. The Budget Refinement Act provided that the change to a prospective payment system for outpatient hospital services must be budget neutral and not result in reduced reimbursement. The extent of the financial relief provided by the Budget Refinement Act is estimated to be $16 billion over five years.

         Continuing this trend, President Clinton signed the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 ("Benefits Improvement Act") in December 2000, which provides for across-the-board Medicare and Medicaid payment increases for most healthcare providers. Overall, passage of the Benefits Improvement Act is expected to result in approximately $35 billion in additional reimbursement for providers over the next five years. In particular, skilled nursing facility payments are expected to increase by an average of 3.2 percent in 2001. Additionally, the Benefits Improvement Act extended the moratorium on implementation of the cap for outpatient therapy services throughout 2002. Payments for home health services, hospice services, and long-term care hospital services will also increase under the provisions of the Benefits Improvement Act.

         Other federal initiatives will result in greater operational expenditures for healthcare providers. For instance, the Health Insurance Portability and Accountability Act of 1996 requires a significant overhaul of healthcare information systems to protect individual medical information and to standardize formatting of healthcare claims. In November 1999, the Department of Health and Human Services released proposed regulations to protect the confidentiality of individual health information. Final privacy regulations were released in December 2000. While the privacy regulations are likely to become effective in early 2001, the U.S. Department of Health and Human

Services will delay enforcement of the privacy regulations until at least February 2003. The federal government has estimated that the United States healthcare industry will spend approximately $18 billion over a ten-year period in order to achieve compliance with these new privacy requirements.

         In August 2000, the U.S. Department of Health and Human Services also released final regulations that delineated uniform, national standards for the electronic exchange of medical information and filing of claims. Healthcare providers must comply with these regulations by October 2002. The federal government estimates that compliance will cost healthcare providers approximately $3.5 billion. However, the federal government has predicted that implementation of these uniform standards will help to speed conversion from manual to electronic billing systems, resulting in cost savings of approximately $20 billion over the next decade for healthcare providers.

         In addition to the reforms enacted and considered by Congress from time to time, state legislatures periodically consider various healthcare reform proposals. Congress and state legislatures can be expected to continue to review and assess alternative healthcare delivery systems, new regulatory enforcement initiatives, and new payment methodologies. Public debate of these issues can be expected to continue in the future. There are numerous initiatives at the federal and state levels for comprehensive reforms affecting the payment for and delivery of healthcare services. Changes in the law, new interpretations of existing laws, and changes in payment methodology and enforcement priorities may have a dramatic effect on the definition of permissible or impermissible activities, the relative costs associated with doing business and the amount of reimbursement by both government and other third-party payors. These changes may be applied retroactively. The ultimate timing or effect of legislative efforts cannot be predicted and may impact us in different ways.

         In 1998, health expenditures in the United States amounted to $1.1 trillion, representing 13.5 percent of Gross Domestic Product. The Health Care Financing Administration reported that 1998 spending for healthcare continued a five-year trend of low growth to below six percent annually, but reflected the highest annual percentage increase since 1993. Also, for the first time in a decade, public spending grew more slowly than private healthcare spending. The primary reason for the slow growth in public spending was Medicare, which was significantly affected by the adoption of reimbursement restriction measures in the Balanced Budget Act of 1997. Fraud savings also contributed. Because economic growth generally matched growth in healthcare spending since 1993, the healthcare share of gross domestic product has remained roughly the same since 1993. We believe that government and private efforts to contain or reduce healthcare costs will continue to some extent. These trends are likely to lead to reduced or slower growth in reimbursement for certain services provided by some of our lessees and mortgagors. We believe that the vast nature of the healthcare industry, the financial strength and operating flexibility of our operators and the diversity of our portfolio will mitigate the impact of any such diminution in reimbursements. However, we cannot predict whether any of the above proposals or any other proposals will be adopted and, if adopted, no assurance can be given that the implementation of such reforms will not have a material adverse effect on our financial condition or results of operations.

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

         At December 31, 2000, we had three series of preferred stock and one class of debt securities which are senior to the common stock. We may, in the future, issue additional debt or equity securities which will be senior to the common stock. We have authority to offer shares of our capital stock in exchange for investments which conform to our standards and to repurchase or otherwise acquire our shares or other securities.

         We may incur additional indebtedness when, in the opinion of our management and directors, it is advisable. For short-term purposes we from time to time negotiate lines of credit, or arrange for other short-term borrowings from banks or otherwise. We arrange for long-term borrowings through public offerings or from institutional investors.

         In addition, we may incur additional mortgage indebtedness on real estate which we have acquired through purchase, foreclosure or otherwise. Where leverage is present on terms deemed favorable, we invest in properties subject to existing loans, or secured by mortgages, deeds of trust or similar liens on the properties. We also may obtain non-recourse or other mortgage financing on unleveraged properties in which we have invested or may refinance properties acquired on a leveraged basis.

         On June 20, 2000 we adopted a Stockholder Rights Plan and declared a dividend of one preferred share purchase right for each outstanding share of our common stock. The rights will become exercisable if a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% of more of our common stock or following the commencement or announcement of an intention to make a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of our common stock. After the rights become exercisable, each right will entitle the holder to purchase from us one one-hundredth (1/100th) of a share of Series D Junior Participating Preferred Stock at a price of $95 per one one-hundredth (1/100th) of a Preferred Share, subject to certain anti-dilution adjustments. The rights will at no time have any voting rights.

         Each Series D Preferred Share purchasable upon exercise of the rights will be entitled, when, as and if declared, to a minimum preferential quarterly dividend payment of $1.00 per share but will be entitled to an aggregate dividend of 100 times the dividend, if any, declare per common share. In the event our liquidation, dissolution or winding up, the holders of the Series D Preferred Shares will be entitled to a preferential liquidation payment of $100 per share plus any accrued but unpaid dividends but will be entitled to an aggregate payment of 100 times the payment made per common share. Each Series D Preferred Share will have 100 votes and will vote together with our common stock. Finally, in the event of any merger, consolidation or other transaction in which share of our common stock are exchanged, each Series D Preferred Share will be entitled to receive 100 times the amount received per share of common stock. Series D Preferred Shares will not be redeemable. The rights are protected by customary anti-dilution provisions. Because of the nature of the Preferred Share's dividend, liquidation and voting rights, the value of one one-hundredth of a Preferred Share purchasable upon exercise of each Right should approximate the value of one Common Share.

         Under certain circumstances, each holder of a right, other than rights that are or were acquired or beneficially owned by a person or group acquiring 15% or more (which rights will thereafter be void), will have the right to receive upon exercise that number of common shares having a market value of two times the then current purchase price of one right. In the event that, after a person acquired 15% or more of our common stock, we were acquired in a merger or other business combination transaction or more than 50% of our assets or earning power were sold, each holder of a right shall have the right to receive, upon the exercise thereof at the then current purchase price of the right, that number of shares of common stock of the acquiring company which at the time of such transaction would have a market value of two times the then current purchase price of one right.

         The rights may be redeemed by the Board of Directors at any time prior to the time a person or group acquires 15% or more of our common stock.

         The rights will expire on July 27, 2010 (unless earlier redeemed, exchanged or terminated). The Bank of New York is the Rights Agent.

         The rights are designed to assure that all of our stockholders receive fair and equal treatment in the event of any proposed takeover of us and to guard against partial tender offers, open market accumulations and other abusive tactics to gain control of us without paying all stockholders a control premium. The rights will cause substantial dilution to a person or group that acquires 15% or more of our stock on terms not approved by our Board of Directors. The rights should not interfere with any merger or other business combination approved by the Board of Directors at any time prior to the first date that a person or group acquires 15% or more of our common stock.

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

                                   Health Care Property Investors

 ----------------------------------------------
                                              50%
                                    Health Care Investors, III
 -- HCPI Mortgage Corp.          >            50%
         100%

 -- Texas HCP, Inc.              >            99%
         100%                       Texas HCP Holding, L.P. >  HCPI/San Antonio
                                                               LP
                                           \   1%  /                  90%
 -- Texas HCP G.P., Inc.         >          \     /
         100%                                \99%/
                                    Texas HCP Medical Office Buildings, L.P.
 -- Texas HCP Medical G.P., Inc. >             1%
         100%

 -- HCPI Trust
         100%

 -- HCPI Knightdale, Inc.
         100%

 -- Meadowdome LLC
         100%

 -- AHE of Somerville, Inc.
         100%

 -- AHP of Nevada, Inc.
         100%

 -- AHP of Washington, Inc.
         100%

 -- Tucson-Cal Associates, LLC
         100%

 -- HCP Medical Office Buildings I, LLC
         100%

 -- HCP Medical Office Buildings II, LLC
         100%

 -- Consolidated Partnerships and Limited Liability Companies:
       Health Care Property Partners - 77%
       HCPI/Colorado Springs LP - 97%
       HCPI Indiana LLC - 90%
       HCPI Kansas LP - 97%
       HCPI/Little Rock LP - 97%
       HCPI/Utah LLC - 54% (Owns 100% of HCPI Davis North LLC)
       Fayetteville Health Associates LP - 97%
       Wichita Health Associates LP - 97%
       Various Non-Consolidated LLCs*

* HCPI or a qualified REIT subsidiary is non-managing member and has a 45%- 80% interest in the following limited liability companies:

        Louisiana-Two Associates, LLC - 80%  Arborwood Living Center, LLC  - 45%
        Perris-Cal Associates, LLC    - 80%  Edgewood Assisted Living LLC  - 45%
        Statesboro Associates, LLC    - 80%  Greenleaf Living Center LLC   - 45%
        Vista-Cal Associates, LLC     - 80%  Seminole Shores Living Center - 50%
        Ft. Worth-Cal Assoc. LLC      - 80%

Item 2.  PROPERTIES

         See Item 1. for details.

Item 3.  LEGAL PROCEEDINGS

         During 2000, we were not a party to any material legal proceedings.

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


                                  2000                           1999                            1998
                            High           Low              High          Low             High           Low
                       ------------------------------------------------------------------------------------------
First Quarter            $26            $23 11/16     $31 3/8           $26 5/8         $39 1/4         $35 3/16
Second Quarter            29             25            32 15/16          27 5/16         37              33 7/16
Third Quarter             30 1/2         26 3/8        28 9/16           24 11/16        37 1/2          30 3/16
Fourth Quarter            29 15/16       27 1/4        27 1/8            21 15/16        35 9/16         28 7/8


         As of March 1, 2001 there were approximately 3,423 stockholders of record and approximately 60,800 beneficial stockholders of our common stock.

         It has been our policy to declare quarterly dividends to the common stock shareholders so as to comply with applicable sections of the Internal Revenue Code governing REITs. The cash dividends per share paid on common stock are set forth below:

                                  2000             1999             1998
                               -------------------------------------------

          First Quarter            $.72            $.68              $.64
          Second Quarter            .73             .69               .65
          Third Quarter             .74             .70               .66
          Fourth Quarter            .75             .71               .67

      Bremner & Wiley. On December 4, 1998, we completed the acquisition of a
      ---------------
managing member interest in HCPI/Indiana, LLC, a Delaware limited liability company ("HCPI/Indiana"). In connection with the acquisition, several limited partnerships affiliated with James D. Bremner made a capital contribution to HCPI/Indiana of a portfolio of seven medical office buildings with an equity value (net of assumed debt) of approximately $6.7 million. In exchange for this capital contribution, the contributing limited partnerships designated their constituent partners to receive approximately $3.9 million in cash and 89,452 non-managing member units of HCPI/Indiana (representing a minority interest in HCPI/Indiana). HCPI/Indiana also issued 781,213 managing member units to us in exchange for a capital contribution of approximately $24.6 million.

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

         HCPI/Indiana relied on the exemption provided by Section 4(2) of the Securities Act, in connection with the issuance and sale of the non-managing member units. During the first quarter of 2000, we registered 89,452 shares of our common stock for issuance from time to time in exchange for units.

         Boyer. On January 25, 1999, we completed the acquisition of a managing
         -----
member interest in HCPI/Utah, LLC, a Delaware limited liability company ("HCPI/Utah"), in exchange for a cash contribution of approximately $18.9 million. In connection with this acquisition, several limited liability companies and general partnerships affiliated with The Boyer Company, L.C. ("Boyer") contributed a portfolio of 14 medical office buildings (including two ground leaseholds associated therewith) to HCPI/Utah with an aggregate equity value (net of assumed debt) of approximately $18.9 million. In exchange for this capital contribution, the contributing entities received 593,247 non-managing member units of HCPI/Utah. HCPI/Utah also issued 590,555 managing member units to HCPI. At the initial closing, HCPI/Utah was also granted the right to acquire five additional medical office buildings. During 1999, two of the five buildings were contributed to HCPI/Utah and the contributing entities received 48,212 non-managing member units of HCPI/Utah and 707,663 managing member units were issued to us. In addition, HCPI and HCPI/Utah agreed with Boyer that it would not acquire the medical office building known as Old Mill. The Amended and Restated Limited Liability Company Agreement of HCPI/Utah (the "Agreement") provides that only we are authorized to act on behalf of HCPI/Utah and that we have responsibility for the management of its business. In accordance with the Agreement, the contributing entities also received an additional 29,688 non-managing member units as a result of a step-up in value of one of the buildings. During 2000, HCPI/Utah determined that 505,881 managing member units previously recorded and issued to HCPI during 1999 should have been recorded as a loan from HCPI to retire existing debt of HCPI/Utah. Consequently, HCPI/Utah redesignated these units as a loan from HCPI, which is secured by HCPI/Utah real estate assets.

         The non-managing member units issued in connection with the initial closing became exchangeable for common stock on January 25, 2000 and the non-managing member units issued in connection with the subsequent closings will become exchangeable twelve months after the last issuance of units. The non-managing member units are exchangeable for common stock on a one for one basis (subject to certain adjustments, such as stock splits and reclassifications) or for an amount of cash equal to then-current market value of the shares of common stock into which the non-managing member units may be exchanged. HCPI/Utah relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, in connection with the issuance and sale of the non-managing member units. During the first quarter of 2000, we registered 593,247 shares of our common stock for issuance from time to time in exchange for units.

Item 6.  SELECTED FINANCIAL DATA

         Set forth below is our selected financial data as of and for the years ended December 31, 2000, 1999, 1998, 1997, and 1996.


                                                            Year Ended December 31,
                                       2000             1999              1998             1997              1996
                                       ------------------------------------------------------------------------------
                                                 (Amounts in thousands, except per share data)
Income Statement Data:
Total Revenue                         $   329,807   $    224,793      $    161,549       $  128,503         $ 120,393
Net Income Applicable to
 Common Shares                            108,867         78,450            78,635           63,542            60,641
Basic Earnings per Common Share              2.13           2.25              2.56             2.21              2.12
Diluted Earnings per Common Share            2.13           2.25              2.54             2.19              2.10

Balance Sheet Data:
Total Assets                            2,398,703      2,469,390         1,356,612          940,964           753,653
Debt Obligations                        1,158,928      1,179,507           709,045          452,858           379,504
Stockholders' Equity                    1,144,555      1,200,257           595,419          442,269           336,806

Other Data:
Basic Funds From Operations/(1)/          171,344        114,520            96,255           83,442            80,517
Cash Flows From Operating
 Activities                               205,511        124,117           112,311           87,544            90,585
Cash Flows Provided By (Used In
 Investing Activities                      63,714       (230,460)         (417,524)        (205,238)         (104,797)
Cash Flows Provided By (Used
 In) Financing Activities                (218,298)       109,535           305,633          118,967            15,023
Dividends Paid                            175,079        106,177            89,210           71,926            65,905
Dividends Paid Per Common Share             2.940          2.780             2.620            2.460             2.300

===========================

     (1) We believe that Funds From Operations ("FFO") is an important supplemental measure of operating performance. HCPI adopted the new definition of FFO prescribed by the National Association of Real Estate Investment Trusts (NAREIT). FFO is defined as Net Income applicable to common shares (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus real estate depreciation, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not, and is not intended to, represent cash generated from operating activities in accordance with generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to Net Income. FFO, as defined by us may not be comparable to similarly entitled items reported by other REITs that do not define it in accordance with the definition prescribed by NAREIT. The following table represents items and amounts being aggregated to compute FFO.


                                               2000           1999           1998           1997           1996
                                            ----------     ----------     ----------     ----------     ----------
Net Income Applicable to Common Shares       $ 108,867      $  78,450      $  78,635      $  63,542      $  60,641
Real Estate Depreciation                        72,590         44,789         29,577         22,667         20,700
Joint Venture Adjustments                        1,917          1,584          2,096           (720)          (824)
Gain on Sale of Real Estate Properties         (11,756)       (10,303)       (14,053)        (2,047)           ---
Gain on Extinguishment of Debt                    (274)           ---            ---            ---            ---
                                            ----------     ----------     ----------     ----------     ----------
                                            $  171,344     $  114,520      $  96,255      $  83,442      $  80,517
                                            ==========     ==========     ==========     ==========     ==========

 Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

General

      Health Care Property Investors, Inc., including its wholly-owned subsidiaries and affiliated joint ventures (HCPI), generally acquires healthcare facilities and leases them on a long-term basis to healthcare providers. HCPI also leases medical office space to providers and physicians on a shorter term basis. On a more limited basis, we provide mortgage financing on healthcare facilities. As of December 31, 2000, our portfolio of properties, including equity investments, consisted of 413 facilities located in 43 states. These facilities are comprised of 172 long-term care facilities, 86 congregate care and assisted living facilities, 80 medical office buildings, 44 physician group practice clinics, 22 acute care hospitals and nine freestanding rehabilitation facilities. Our gross investment in the properties, which includes joint venture acquisitions, was approximately $2,593,000,000 at December 31, 2000.

      On November 4, 1999, American Health Properties, Inc. (AHE) merged with and into HCPI in a stock-for-stock transaction, approved by the stockholders of both companies, with HCPI being the surviving corporation. AHE was a real estate investment trust specializing in healthcare facilities with a portfolio of 72 healthcare properties in 22 states. Under the terms of the merger agreement, each share of AHE common stock was converted into the right to receive 0.78 share of HCPI's common stock and AHE's 8.60% cumulative redeemable preferred stock, series B was converted into shares of HCPI's 8.60% series C cumulative redeemable preferred stock. The merger resulted in the issuance of 19,430,115 shares of HCPI's common stock and 4,000,000 depositary shares of HCPI's series C cumulative redeemable preferred stock. Additionally, we assumed AHE's debt comprised of $220 million of senior notes, $56 million of mortgage debt and paid $71 million in cash to replace their revolving line of credit upon consummation of the merger. The transaction was treated as a purchase for financial accounting purposes and, accordingly, the operating results of AHE have been included in our consolidated financial statements effective as of November 4, 1999.

      The main focus of operations for 2000 centered upon the integration of the acquisition of American Health Properties, and selling under utilized investments and those of less strategic value. Additionally, lease renewals, property management consolidation, mortgage financing and the issues created as a result of nursing home operators reorganizing rounded out the accomplishments of a difficult year.

Results of Operations

Year Ended December 31, 2000 Vs. Year Ended December 31, 1999

      Net Income applicable to common shares for the year ended December 31, 2000 totaled $108,867,000 or $2.13 per share on a diluted basis on revenue of $329,807,000. This compares to Net Income applicable to common shares of $78,450,000 or $2.25 per share on a diluted basis on revenue of $224,793,000 for the corresponding period in 1999. Included in Net Income applicable to common shares and earnings per share on a diluted basis for the years ended December 31, 2000 and 1999 is a Gain on Sale of Real Estate Properties of $11,756,000, or $0.23 per share, and $10,303,000, or $0.27 per share, respectively. In addition, Net Income applicable to common shares for the year ended December 31, 2000 includes a $2,000,000 or $0.04 per share one time charge as a result of the Summerville equity investment write-off. (See Note 5 to the Consolidated Financial Statements.) Also included is a $2,751,000 or $0.05 per share one-time charge as a result of the write-down to realizable value in accordance with Statement of Financial Accounting Standards No. 121 of four physician clinics that are expected to be sold during 2001. (See Note 4 to the Consolidated Financial Statements.) The increase in Net Income applicable to common shares is primarily the result of 1999 acquisition activity, most of which is attributable to the acquisition of American Health Properties' portfolio.

         Rental Income, attributable to Triple Net Leases for the year ended December 31, 2000 increased 57.8% or $83,164,000 to $227,012,000. Rental Income,
attributable to Managed Properties for the year ended December 31, 2000 increased 43.2% or $24,096,000 to $79,818,000 with a related increase in Managed Properties Operating Expenses of 52.1% or $9,498,000 to $27,738,000. These increases were generated primarily from 1999 acquisition activity, most of which is related to the acquisition of American Health Properties' portfolio. Interest and Other Income for the year ended December 31, 2000 decreased 8.9% or $2,246,000 to $22,977,000 primarily as a result of the divestiture during mid 1999 of certain partnership interests from which we were receiving income.

         Interest Expense for the year ended December 31, 2000 increased 48.4% or $28,289,000 to $86,747,000. The increase is primarily the result of an increase in borrowings used to fund the acquisitions made during 1999 and the interest related to the debt assumed in the merger with American Health Properties all described in more detail below in the "Liquidity and Capital Resources" section. The increase in Real Estate Depreciation of 62.1% or $27,801,000 to $72,590,000 for the year ended December 31, 2000 is the direct result of the new investments made during 1999 including the merger with American Health Properties as well as the write down of the four facilities held for sale discussed above.

         We believe that Funds From Operations (FFO) is the most important supplemental measure of operating performance for a real estate investment trust. (See Note 12 to the Consolidated Financial Statements.) FFO for the year ended December 31, 2000 increased 49.6% or $56,824,000 to $171,344,000. The increase is mainly attributable to increases in Rental Income, as offset by increases in Interest Expense and Managed Properties Operating Expenses which are discussed in more detail above.

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

         Rental Income, attributable to Triple Net Leases for the year ended December 31, 1999 increased $26,556,000 to $143,848,000. Rental Income, attributable to Managed Properties for the year ended December 31, 1999 increased $36,056,000 to $55,722,000 with a related increase in Managed Properties Operating Expenses of $13,187,000 to $18,240,000. The majority of these increases were generated by a full year of rents on $429,000,000 of property acquisitions made in 1998, rents on $146,000,000 of new property acquisitions made in 1999 and rents on properties acquired in the merger with AHE. The 1999 acquisition activity, most of which is related to the acquisition of AHE's portfolio in the fourth quarter of 1999, represents a significant increase over the acquisition activity of prior years.

         Interest Expense for the year ended December 31, 1999 increased $21,072,000 to $58,458,000. The increase is primarily the result of a full year of interest on the June 1998 issuance of MandatOry Par Put Remarketed Securities (MOPPRS) senior debt, an increase in short-term borrowings used to fund investments made during 1998 and 1999 and $343,000,000 in debt assumed in the merger with AHE, all described in more detail below in the "Liquidity and Capital Resources" section. The increase in Real Estate Depreciation of $15,212,000 to $44,789,000 for the year ended December 31, 1999, is directly related to the new investments discussed above.

         FFO for the year ended December 31, 1999 increased by $18,265,000 to $114,520,000. The increase is mainly attributable to increases in Rental Income and Interest and Other Income, as offset by increases in Interest Expense and Managed Properties Operating Expenses, which are discussed in more detail above.

 Liquidity and Capital Resources

         We have financed investments through the sale of common and preferred stock, issuance of long-term debt, assumption of mortgage debt, the mortgaging of certain of our properties, use of short-term bank lines and use of internally generated cash flows. We have also raised cash through the disposition of assets in 2000. Management believes that our liquidity and sources of capital are adequate to finance our operations. Future investments in additional facilities will be dependent on availability of cost effective sources of capital.

         At December 31, 2000, stockholders' equity totaled $1,144,555,000 and our debt to equity ratio was 1.01 to 1.00. For the year ended December 31, 2000, FFO (before interest expense) covered Interest Expense 3.00 to 1.00.

Equity

         Since January 1998, we have completed three equity offerings for cash, summarized in the table below:


                                                                   Shares            Equity
       Date                           Issuance                     Issued            Raised           Net Proceeds
--------------------     -----------------------------------    ------------     ---------------    ----------------
April 1998               Common Stock at $33.2217/share to          698,752       $  23,200,000       $  23,000,000
                         a Unit Investment Trust

September 1998           8.70% Series B Cumulative                5,385,000       $ 135,000,000       $ 130,000,000
                         Redeemable Preferred Stock

May 1999                 Common Stock at $31.4375/share           1,000,000       $  31,400,000       $  29,600,000

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

         In January and February 2000, we registered 89,452 and 593,247 shares of common stock to be issued, from time to time, to the holders of non-managing member units in two consolidated subsidiaries, HCPI/Indiana, LLC and HCPI/Utah, LLC, respectively. The non-managing member units are convertible at the non-managing members option into shares of our common stock.

Senior Unsecured Debt

         The following table summarizes the Medium Term Note (MTN) financing activities since January 1998:

                                                                        Amount
Date                          Maturity         Coupon Rate          Issued/(Redeemed)
------------------------    ------------    -----------------   --------------------------
February-November 1998          ---               9.88%                $ (27,500,000)
March 1998                     5 years            6.66%                   20,000,000
November 1998                 3-8 years        7.30%-7.88%                28,000,000
February-April 1999            5 years         6.92%-7.48%                62,000,000
May-November 1999               ---            8.81%-10.57%               (5,000,000)
February 2000                   ---               8.87%                  (10,000,000)
February 2000                  4 years            9.00%                   25,000,000

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

         Since 1986 the debt rating agencies have rated our Senior Notes investment grade. Current senior debt ratings are Baa2 from Moody's and BBB+ from both Standard & Poor's and Fitch.

Secured Debt

         During September 2000, we completed the final phase of a secured debt transaction which in the aggregate resulted in loan proceeds of $83 million on a portfolio of twelve medical office buildings and physician clinics with an investment value of approximately $138 million. The transaction was closed in two approximately equal installments. The loan features an average coupon of 8.12% (8.43% effective rate after including all costs) with interest payable over the first three years and interest plus principal payments based upon a 30 year amortization thereafter for the remainder of the ten year term. These proceeds were initially invested in reducing the borrowings under the Company's revolving lines of credit and were used to fund the final payment of our convertible subordinated notes due November 8, 2000.

         We assumed $56,000,000 of AHE's mortgage debt in late 1999 with interest rates ranging from 7.00% to 8.52% due 2003 to 2011. At December 31, 2000, we had a total of $176,914,000 in Mortgage Notes Payable secured by 33 healthcare facilities with a net book value of approximately $310,525,000. Interest rates on the Mortgage Notes ranged from 5.75% to 10.63%.

Convertible Subordinated Debt

         During the first two quarters of 2000, we repurchased in open market transactions $31,090,000 of our 6% convertible subordinated notes due November 8, 2000 at a gain of $274,000; the balance of $68,910,000 was paid off on the due date. As discussed earlier, proceeds of the $83 million secured debt financing were utilized to fund the payoff.

Revolving Lines of Credit

         We have two revolving lines of credit, one for $103,000,000 that was renewed recently and now expires on November 2, 2001 and one for $207,000,000 that expires on November 3, 2003. As of December 31, 2000, we had $102,000,000 available on these lines of credit.

Retained Cash Flows

         Since our inception in May 1985, we have recorded approximately $976,333,000 in FFO. Of this amount, we have distributed a total of $817,451,000 to stockholders as dividends on common stock. We have retained the balance of $158,882,000 and used it as an additional source of capital.

         On November 20, 2000, we paid a dividend of $0.75 per common share or $38,222,000 in the aggregate. Total dividends paid on common stock during the year ended December 31, 2000, as a percentage of FFO, was 87.6%. During the first quarter of 2001, we declared and paid a dividend of $0.76 per common share or approximately $38,696,000 in the aggregate.

Available Financing Sources

         As of February 2001, we had $372,000,000 available for future financing of debt and equity securities under a shelf registration statement filed with the Securities and Exchange Commission. Of that amount, we have approximately $85,000,000 available under MTN senior debt programs. These amounts may be issued from time to time in the future based on our needs and then existing market conditions.

Letters of Credit

         At December 31, 2000, we held approximately $6,719,000 in depository accounts and $52,672,000 in irrevocable letters of credit from commercial banks to secure the obligations of many lessees' lease and borrowers' loan obligations. We may draw upon the letters of credit or depository accounts if there are any defaults under the leases and/or loans. Amounts available under letters of credit could change based upon facility operating conditions and other factors and such changes may be material.

Facility Rollovers

         We have concluded a significant number of "facility rollover" transactions on properties that have been under long-term leases and mortgages. Facility rollover transactions principally include lease renewals and renegotiations, exchanges, sales of properties, and, to a lesser extent, payoffs on mortgage receivables. The annualized impact on a pro forma basis as if the facility rollover transactions had occurred on January 1 of each year was to decrease FFO in each of the years 1998 through 2000 by $3,100,000, $3,400,000 and $1,300,000, respectively. Total rollovers were 44 facilities, 26 facilities and 37 facilities in each of the years 1998 through 2000.

         For the years ending December 31, 2001 and 2002, we have 48 facilities and six facilities in the triple net lease portfolio, respectively, that are subject to lease expiration and mortgage maturities. Including lease expirations in the managed portfolio, total Company revenue subject to lease expirations and mortgage maturities are 5.3% for 2001 and 6.1% for 2002.

         During 1997, we reached agreement with Tenet Healthcare Corporation (Tenet) (the holder of substantially all of the option rights under our leases with Vencor, Inc. (Vencor)) whereby Tenet agreed to waive renewal and purchase options, and related rights of first refusal, on up to 51 facilities. As part of these agreements, we have the right to continue to own the facilities. We paid Tenet $5,000,000 in cash, accelerated the purchase option on one acute care hospital leased to Tenet, and reduced Tenet's guarantees on the facilities leased to Vencor. Leases on 21 of those 51 facilities had expiration dates through December 31, 2000. We have increased rents on five of the facilities with leases that expired during 1998, and we believe we will be able to increase rents on other facilities whose lease terms expire in 2001. However, there can be no assurance that we will be able to realize any increased rents on future rollovers.

Troubled Long-Term Care and Assisted Living Operators

         The financial weakness of operators in the long-term care and assisted living sectors, including the bankruptcies of certain of our tenants, may result in uncertainties in our ability to continue to realize the full benefit of such operators' leases. We cannot assure you that the bankruptcies of certain long-term care operators and the trouble experienced by assisted living operators would not have a material adverse effect on our Net Income, FFO or the market value of our common stock. (See Note 5 to the Consolidated Financial Statements.)

Year 2000 Issue

         The Year 2000 issue was the result of widely used computer programs that identify the year by two digits, rather than by four. It was believed that continued use of these programs may result in widespread computer-generated malfunctions and miscalculations beginning in the year 2000, when the digits "00" are interpreted as "1900." It was believed that those miscalculations could cause disruption of operations including the temporary inability to process transactions such as invoices for payment. Preparing for Year 2000 had been a high priority for us. We successfully completed our Year 2000 preparedness including upgrading, replacing and testing our IT systems. The cost of such preparations was not material and to date we have not seen any adverse effect on our results of operations from the Year 2000 issue.

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

   (d) Availability of suitable healthcare facilities to acquire at a favorable cost of capital and the competition for such acquisition and financing of healthcare facilities;

   (e) The ability of our lessees and mortgagors to operate our properties in a manner sufficient to maintain or increase revenues and to generate sufficient income to make rent and loan payments;

   (f) The financial weakness of operators in the long-term care and assisted living sectors, including the bankruptcies of certain of our tenants, which results in uncertainties in our ability to continue to realize the full benefit of such operators' leases; and

   (g) Changes in national or regional economic conditions, including changes in interest rates and the availability and cost of capital for us.

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

         We may assume mortgage notes payable already in place as part of an acquisition transaction. Currently we have two mortgage notes payable with variable interest rates and the remaining mortgage notes payable have fixed interest rates or interest rates with fixed periodic increases. Our Senior Notes are at fixed rates. The variable rate loans are at interest rates below the current prime rate of 8.5%, and fluctuations are tied to the prime rate or to a rate currently below the prime rate.

         Fluctuation in the interest rate environment will not affect our future earnings and cash flows on our fixed rate debt until that debt matures and must be replaced or refinanced. Interest rate changes will affect the fair value of the fixed rate instruments. Conversely, changes in interest rates on variable rate debt would change our future earnings and cash flows, but not affect the fair value on those instruments. Assuming a one percentage point increase in the interest rate related to the variable rate debt including the mortgage notes payable and the bank lines of credit, and assuming no change in the outstanding balance as of year end, interest expense for 2000 would increase by approximately $2,101,000.

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


                                         ------------------------Maturity---------------------------
                                        ------------------------------------------------------------------------
                                                                                                       Fair
                                          2001     2002     2003    2004     2005   Thereafter Total    Value
                                        ------------------------------------------------------------------------
ASSETS
     Mortgage Loans Receivable           $11,823    $906                            $146,166  $158,895  $153,952
      Weighted Average Interest Rate       13.55%   9.50%                              10.24%    10.48%
LIABILITIES
Variable Rate Debt:

     Bank Notes Payable                                    204,500                             204,500   204,500
      Weighted Average Interest Rate                          7.68%                               7.68%

     Mortgage Notes Payable                  671     557       215     230      245    3,665     5,583     5,583
        Weighted Average  Interest Rate     5.76%   5.75%     5.75%   5.75%    5.75%    5.75%     5.75%

Fixed Rate Debt:

     Senior Notes Payable                 13,000 117,000    31,000  92,000  231,000  293,514   777,514   759,943
        Weighted Average  Interest Rate     7.88%   7.25%     7.09%   7.78%    6.78%    7.42%     7.25%

     Mortgage Notes Payable                3,600   3,912    11,780  13,100    4,174  134,765   171,331   158,236
        Weighted Average  Interest Rate     8.08%   8.07%     8.04%   8.07%    8.06%    8.06%     8.06%

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

New Pronouncements

         See Note 17 to the Consolidated Financial Statements for a discussion of our implementation of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities and our adoption of Staff Accounting Bulletin No. 101 (SAB 101) Revenue Recognition in Financial Statements released by the Securities and Exchange Commission (SEC).

Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Our Consolidated Balance Sheets as of December 31, 2000 and 1999 and Consolidated Statements of Income, Stockholders' Equity, and Cash Flows for the years ended December 31, 2000, 1999 and 1998, together with the Report of Arthur Andersen LLP, Independent Public Accountants, are included elsewhere herein. Reference is made to the "Index to Consolidated Financial Statements."

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                   PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Our executive officers were as follows on March 7, 2001:

Name                           Age                         Position
--------------------------   ------   ---------------------------------------------------------
Kenneth B. Roath               65      Chairman, President and Chief Executive Officer
James G. Reynolds              49      Executive Vice President and Chief Financial Officer
Devasis Ghose                  47      Senior Vice President - Finance and Treasurer
Edward J. Henning              48      Senior Vice President, General Counsel and Corporate Secretary
Stephen R. Maulbetsch          44      Senior Vice President - Acquisitions

         There is hereby incorporated by reference the information appearing under the captions "Board of Directors and Officers" and "Compliance with
Section 16(a) of the Securities Exchange Act of 1934" in the Registrant's definitive proxy statement relating to its Annual Meeting of Stockholders to be held on May 3, 2001.

Item 11.     EXECUTIVE COMPENSATION

         There is hereby incorporated by reference the information under the caption "Executive Compensation" in the Registrant's definitive proxy statement relating to its Annual Meeting of Stockholders to be held on May 3, 2001.

Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         There is hereby incorporated by reference the information under the captions "Principal Stockholders" and "Board of Directors and Officers" in the Registrant's definitive proxy statement relating to its Annual Meeting of Stockholders to be held on May 3, 2001.

Item 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         There is hereby incorporated by reference the information under the caption "Certain Transactions" and "Compensation Committee Interlocks and Insider Participation" in the Registrant's definitive proxy statement relating to its Annual Meeting of Stockholders to be held on May 3, 2001.

                                     PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

     a)    Financial Statements:

           1)   Report of Independent Public Accountants

           2)   Financial Statements

           Consolidated Balance Sheets - December 31, 2000 and 1999 Consolidated Statements of Income - for the years ended December 31, 2000, 1999 and 1998
           Consolidated Statements of Stockholders' Equity - for the years ended December 31, 2000, 1999 and 1998
           Consolidated Statements of Cash Flows - for the years ended December 31, 2000, 1999 and 1998
           Notes to Consolidated Financial Statements

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

          4.1 Rights agreement, dated as of July 27, 2000, between Health Care Property Investors, Inc. and the Bank of New York which includes the form of Certificate of Designations of the Series D Junior Participating Preferred Stock of Health Care Property Investors, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4.1 of Health Care Property Investors, Inc.'s Current Report on Form 8-K dated July 28,
               2000).

          4.2 Indenture, dated as of September 1, 1993, between HCPI and The Bank of New York, as Trustee, with respect to the Series C and D Medium Term Notes, the Senior Notes due 2006 and the Mandatory Par Put Remarketed Securities due 2015 (incorporated by reference to exhibit 4.1 to HCPI's registration statement on form S-3 dated September 9, 1993).

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

          4.4 Form of Fixed Rate Note (incorporated by reference to exhibit 4.2 to HCPI's registration statement on form S-3 dated March 20,
               1989).

          4.5  Form of Floating Rate Note (incorporated by reference to exhibit
               4.3 to HCPI's registration statement on form S-3 dated March 20,
               1989).

          4.6 Registration Rights Agreement dated November 20, 1998 between HCPI and James D. Bremner (incorporated by reference to exhibit
               4.8 to HCPI's annual report on form 10-K for the year ended December 31, 1999). This exhibit is identical in all material respects to two other documents except the parties thereto. The parties to these other documents, other than HCPI, were James P. Revel and Michael F. Wiley.

          4.7 Registration Rights Agreement dated January 20, 1999 between HCPI and Boyer Castle Dale Medical Clinic, L.L.C. (incorporated by reference to exhibit 4.9 to HCPI's annual report on form 10-K for the year ended December 31, 1999). This exhibit is identical in all material respects to 13 other documents except the parties thereto. The parties to these other documents, other than HCPI, were Boyer Centerville Clinic Company, L.C., Boyer Elko, L.C., Boyer Desert Springs, L.C., Boyer Grantsville Medical, L.C., Boyer-Ogden Medical Associates, LTD., Boyer Ogden Medical Associates No. 2, LTD., Boyer Salt Lake Industrial Clinic Associates, LTD., Boyer-St. Mark's Medical Associates, LTD., Boyer McKay-Dee Associates, LTD., Boyer St. Mark's Medical Associates #2, LTD., Boyer Iomega, L.C., Boyer Springville, L.C., and - Boyer Primary Care Clinic Associates, LTD. #2.

          4.8 Form of Deposit Agreement (including form of Depositary Receipt with respect to the Depositary Shares, each representing one-one hundredth of a share of our 8.60% Cumulative Redeemable Preferred Stock, Series C) dated as of November 4, 1999 by and among HCPI, ChaseMellon Shareholder Services, L.L.C. and the holders from time to time of the Depositary Shares described therein (incorporated herein by reference to exhibit 4 to HCPI's registration statement on form 8-A filed on November 4, 1999).

          4.9 Indenture, dated as of January 15, 1997, between American Health Properties, Inc. and The Bank of New York, as trustee (incorporated herein by reference to exhibit 4.1 to American Health Properties, Inc.'s current report on form 8-K (file no. 001-09381), dated January 21, 1997).

          4.10 First Supplemental Indenture, dated as of November 4, 1999, between HCPI and The Bank of New York, as trustee (incorporated by reference to HCPI's quarterly report on form 10-Q for the period ended September 30, 1999).

          10.1 Amendment No. 1, dated as of May 30, 1985, to Partnership Agreement of Health Care Property Partners, a California general partnership, the general partners of which consist of HCPI and certain affiliates of Tenet (incorporated by reference to exhibit 10.1 to HCPI's annual report on form 10-K for the year ended December 31, 1985).

          10.2 HCPI Second Amended and Restated Directors Stock Incentive Plan (incorporated by reference to exhibit 10.43 to HCPI's quarterly report on form 10-Q for the period ended March 31, 1997).*

          10.3 HCPI Second Amended and Restated Stock Incentive Plan (incorporated by reference to exhibit 10.44 to HCPI's quarterly report on form 10-Q for the period ended March 31, 1997).*

          10.4  First Amendment to Second Amended and Restated Directors
                Stock Incentive Plan, effective as of November 3, 1999 (incorporated by reference to exhibit 10.1 to HCPI's quarterly report on form 10-Q for the period ended September 30, 1999).*

          10.5 Second Amendment to Second Amended and Restated Directors Stock Incentive Plan, effective as of January 4, 2000 (incorporated by reference to exhibit 10.15 to HCPI's annual report on form 10-K for the year ended December 31, 1999).*

          10.6 First Amendment to Second Amended and Restated Stock Incentive Plan effective as of November 3, 1999 (incorporated by reference to exhibit 10.3 to HCPI's quarterly report on form 10-Q for the period ended September 30, 1999).*

          10.7 HCPI 2000 Stock Incentive Plan, effective as of March 23, 2000 (incorporated by reference to Appendix A of HCPI's Proxy Statement used at the annual meeting of stockholders held on May 9, 2000).*

          10.8 HCPI Second Amended and Restated Directors Deferred Compensation Plan (incorporated by reference to exhibit 10.45 to HCPI's quarterly report on form 10-Q for the period ended September 30,
                1997).*

          10.9 Second Amendment to Second Amended and Restated Directors Deferred Compensation Plan, effective as of November 3, 1999 (incorporated by reference to exhibit 10.2 to HCPI's quarterly report on form 10-Q for the period ended September 30, 1999).

          10.10 Fourth Amendment to Second Amended and Restated Director Deferred Compensation Plan, effective as of January 4, 2000 (incorporated by reference to exhibit 10.17 to HCPI's annual report on form 10-K for the year ended December 31, 1999).*

          10.11 Employment Agreement dated October 13, 2000 between HCPI and Kenneth B. Roath.*

          10.12 Various letter agreements, each dated as of October 16, 2000, among HCPI and certain key employees of the Company.*

          10.13 HCPI Executive Retirement Plan (incorporated by reference to exhibit 10.28 to HCPI's annual report on Form 10-K for the year ended December 31, 1987).*

          10.14 Amendment No. 1 to HCPI Executive Retirement Plan (incorporated by reference to exhibit 10.39 to HCPI's annual report on form 10-K for the year ended December 31, 1995).*

          10.15 Stock Transfer Agency Agreement between HCPI and The Bank of New York dated as of July 1, 1996 (incorporated by reference to exhibit 10.40 to HCPI's quarterly report on form 10-Q for the period ended September 30, 1996).

          10.16 Amended and Restated Limited Liability Company Agreement dated November 20, 1998 of HCPI/Indiana, LLC (incorporated by reference to exhibit 10.15 to HCPI's annual report on form 10-k for the year ended December 31, 1998).

          10.17 Amended and Restated Limited Liability Company Agreement dated January 20, 1999 of HCPI/Utah, LLC (incorporated by reference to exhibit 10.16 to HCPI's annual report on form 10-K for the year ended December 31, 1998).

          10.18 Revolving Credit Agreement, dated as of November 3, 1999, among HCPI, each of the banks identified on the signature pages hereof, The Bank of New York, as agent for the banks and as issuing bank, and Bank of America, N.A. and Wells Fargo Bank, N.A., as co-documentation agents, with BNY Capital Markets, Inc., as lead arranger and Book Manager (incorporated by reference to exhibit 10.4 to HCPI's quarterly report on form 10-Q for the period ended September 30, 1999).

          10.19 364-Day Revolving Credit Agreement, dated as of November 3, 1999 among HCPI, each of the banks identified on the signature pages hereof, The Bank of New York, as agent for the banks, and Bank of America, N.A. and Wells Fargo Bank, N.A., as co-documentation agents, with BNY Capital Markets, Inc., as lead arranger and book manager (incorporated by reference to exhibit 10.5 to HCPI's quarterly report on form 10-Q for the period ended September 30, 1999).

          10.20 Cross-Collateralization, Cross-Contribution and Cross-Default Agreement , dated as of July 20, 2000, by HCP Medical Office Buildings II, LLC, and Texas HCP Medical Office Buildings, L.P., for the benefit of First Union National Bank (incorporated by reference to exhibit 10.21 to HCPI's quarterly report on form 10-Q for the period ended
                   September 30, 2000).

          10.21 Cross-Collateralization, Cross-Contribution and Cross-Default Agreement, dated as of August 31, 2000, by HCP Medical Office Buildings I, LLC, and Meadowdome, LLC, for the benefit of First Union National Bank (incorporated by reference to exhibit 10.22 to HCPI's quarterly report on form 10-Q for the period ended September 30, 2000).

          21.1     List of Subsidiaries.

          23.1     Consent of Independent Public Accountants.

          *   Management Contract or Compensatory Plan or Arrangement.

     For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statement on Form S-8 No.s 33-28483 and 333-90353 filed May 11, 1989 and November 5, 1999, respectively, and Form S-8 No.s 333-54786 and 333-54784 each filed February 1, 2001.

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

Dated: March 7, 2001

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

Date                            Signature and Title
----
March 7, 2001                   /s/ Kenneth B. Roath
                                --------------------------------------------
                                Kenneth B. Roath, Chairman of the Board of
                                Directors, President and Chief Executive Officer
                                (Principal Executive Officer)



March 7, 2001                   /s/ James G. Reynolds
                                --------------------------------------------
                                James G. Reynolds, Executive Vice President
                                and Chief Financial Officer (Principal
                                Financial Officer)



March 7, 2001                   /s/ Devasis Ghose
                                --------------------------------------------
                                Devasis Ghose, Senior Vice President- Finance
                                and Treasurer (Principal Accounting Officer)

March 7, 2001                   /s/ Paul V. Colony
                                --------------------------------------------
                                Paul V. Colony, Director


March 7, 2001                   /s/ Robert R. Fanning, Jr.
                                --------------------------------------------
                                Robert R. Fanning, Jr., Director


March 7, 2001                   /s/ Michael D. McKee
                                --------------------------------------------
                                Michael D. McKee, Director


March 7, 2001                   /s/ Orville E. Melby
                                --------------------------------------------
                                Orville E. Melby, Director


March 7, 2001                   /s/ Harold M. Messmer, Jr
                                --------------------------------------------
                                Harold M. Messmer, Jr., Director


March 7, 2001                   /s/ Peter L. Rhein
                                --------------------------------------------
                                Peter L. Rhein, Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                   Pages
                                                                   -----
Report of Independent Public Accountants                             F-2

Consolidated Balance Sheets - as of December 31, 2000 and 1999       F-3

Consolidated Statements of Income -
  for the years ended December 31, 2000, 1999 and 1998               F-4

Consolidated Statements of Stockholders' Equity -
  for the years ended December 31, 2000, 1999 and 1998               F-5

Consolidated Statements of Cash Flows -
  for the years ended December 31, 2000, 1999 and 1998               F-6

Notes to Consolidated Financial Statements                           F-7 -- F-26

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Health Care Property Investors, Inc.:

We have audited the accompanying consolidated balance sheets of Health Care Property Investors, Inc. (a Maryland corporation) as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Health Care Property Investors, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

/S/ ARTHUR ANDERSEN LLP


Orange County, California
January 24, 2001

                     HEALTH CARE PROPERTY INVESTORS, INC.
                          CONSOLIDATED BALANCE SHEETS
               (Dollar amounts in thousands, except par values)

                                                                                          December 31,
                                                                              -----------------------------------
                                                                                    2000                1999
                                                                              -------------        --------------
ASSETS

Real Estate Investments
     Buildings and Improvements                                                   $2,140,591           $2,147,592
     Accumulated Depreciation                                                       (287,719)            (230,509)
                                                                              --------------       --------------
                                                                                   1,852,872            1,917,083
     Construction in Progress                                                            ---               20,312
     Land                                                                            247,637              255,593
                                                                              --------------       --------------
                                                                                   2,100,509            2,192,988
Loans Receivable                                                                     189,156              193,157
Investments in and Advances to Joint Ventures                                         22,615               47,642
Accounts Receivable                                                                   14,920               13,565
Other Assets                                                                          12,880               14,342
Cash and Cash Equivalents                                                             58,623                7,696
                                                                              --------------       --------------
TOTAL ASSETS                                                                      $2,398,703           $2,469,390
                                                                              ==============       ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Bank Notes Payable                                                                $  204,500           $  215,500
Senior Notes Payable                                                                 777,514              761,757
Convertible Subordinated Notes Payable                                                   ---              100,000
Mortgage Notes Payable                                                               176,914              102,250
Accounts Payable, Accrued Expenses and Deferred Income                                55,676               49,222
Minority Interests in Joint Ventures                                                  14,709               16,564
Minority Interests Convertible into Common Stock                                      24,835               23,840
Stockholders' Equity:
   Preferred Stock, $1.00 par value: Authorized - 50,000,000 shares;
     11,721,600 and 11,745,000 shares outstanding as of
       December 31, 2000 and 1999.                                                   274,487              275,041
   Common Stock, $1.00 par value; 100,000,000
     shares authorized; 50,873,902 and 51,421,191
     outstanding as of December 31, 2000 and 1999.                                    50,874               51,421
   Additional Paid-In Capital                                                        927,182              940,471
   Cumulative Net Income                                                             761,918              628,151
   Cumulative Dividends                                                             (869,906)            (694,827)
                                                                              --------------       --------------
Total Stockholders' Equity                                                         1,144,555            1,200,257
                                                                              --------------       --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $2,398,703           $2,469,390
                                                                              ==============       ==============

        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                     HEALTH CARE PROPERTY INVESTORS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
               (Amounts in thousands, except per share amounts)

                                                                                  Year Ended December 31,
                                                                      -------------------------------------------------

                                                                          2000              1999              1998
                                                                      --------------    --------------    -------------
REVENUE

Rental Income, Triple Net Leases                                        $ 227,012         $ 143,848         $ 117,292
Rental Income, Managed Properties                                          79,818            55,722            19,666
Interest and Other Income                                                  22,977            25,223            24,591
                                                                      --------------    --------------    -------------
                                                                          329,807           224,793           161,549
                                                                      --------------    --------------    -------------

EXPENSES

Interest Expense                                                           86,747            58,458            37,386
Real Estate Depreciation                                                   72,590            44,789            29,577
Managed Properties Operating Expenses                                      27,738            18,240             5,053
General and Administrative Expenses                                        13,266            11,908            10,429
Impairment of Equity Investment                                             2,000               ---               ---
                                                                      --------------    --------------    -------------
                                                                          202,341           133,395            82,895
                                                                      --------------    --------------    -------------

INCOME FROM OPERATIONS                                                    127,466            91,398            78,654
Minority Interests                                                         (5,729)           (5,476)           (5,540)
Gain on Sale of Real Estate Properties                                     11,756            10,303            14,053
                                                                      --------------    --------------    -------------

NET INCOME BEFORE EXTRAORDINARY ITEMS                                     133,493            96,225            87,167
Extraordinary Item-Gain on Extinguishment of Debt                             274               ---               ---
                                                                      --------------    --------------    -------------

NET INCOME                                                                133,767            96,225            87,167
Dividends to Preferred Stockholders                                        24,900            17,775             8,532
                                                                      --------------    --------------    -------------

NET INCOME APPLICABLE TO COMMON SHARES                                  $ 108,867         $  78,450         $  78,635
                                                                      ==============    ==============    =============

BASIC EARNINGS PER COMMON SHARE                                         $    2.13        $     2.25        $     2.56
                                                                      ==============    ==============    =============
DILUTED EARNINGS PER COMMON SHARE                                       $    2.13        $     2.25        $     2.54
                                                                      ==============    ==============    =============

WEIGHTED AVERAGE SHARES OUTSTANDING                                        51,057            34,792            30,747
                                                                      ==============    ==============    =============

        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                     HEALTH CARE PROPERTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                            (Amounts in thousands)

                                      Preferred Stock                Common Stock
                                    ===================    =================================
                                                                          Par     Additional                              Total
                                    Number of              Number of     Value      Paid In   Cumulative    Cumulative Stockholders'
                                     Shares      Amount     Shares      Amount      Capital   Net Income     Dividends    Equity
====================================================================================================================================
Balances,
    December 31, 1997                   2,400  $ 57,810       30,216     $30,216   $408,924     $444,759     $(499,440) $   442,269

Issuance of Preferred Stock, Net        5,385   130,037                                                                     130,037
Issuance of Common Stock, Net                       731          731      23,513                                24,244
Exercise of Stock Options                            40           40         872                                   912
Net Income                                                                                        87,167                     87,167
Dividends Paid - Preferred Shares                                                                               (8,532)      (8,532)
Dividends Paid - Common Shares                                                                                 (80,678)     (80,678)

====================================================================================================================================
Balances,
    December 31, 1998                   7,785   187,847       30,987      30,987    433,309      531,926      (588,650)     595,419

Issuance of Preferred Stock, Net        4,000    88,160                                                                      88,160
Issuance of Common Stock, Net                                 20,488      20,488    508,382                                 528,870
Exercise of Stock Options                                          5           5         88                                      93
Net Income                                                                                        96,225                     96,225
Stock Repurchase                          (40)     (966)         (59)        (59)    (1,308)                                 (2,333)
Dividends Paid - Preferred Shares                                                                              (17,775)     (17,775)
Dividends Paid - Common Shares                                                                                 (88,402)     (88,402)

====================================================================================================================================
Balances,
    December 31, 1999                  11,745   275,041       51,421      51,421    940,471      628,151      (694,827)   1,200,257

Issuance of Common Stock, Net                                     75          75      2,093                                   2,168
Exercise of Stock Options                                         55          55      1,383                                   1,438
Net Income                                                                                       133,767                    133,767
Stock Repurchase                          (23)     (554)        (677)       (677)   (16,765)                                (17,996)
Dividends Paid - Preferred Shares                                                                              (24,900)     (24,900)
Dividends Paid - Common Shares                                                                                (150,179)    (150,179)

===================================================================================================================================
Balances,
    December 31, 2000                  11,722  $274,487       50,874     $50,874   $927,182     $761,918     $(869,906) $ 1,144,555

===================================================================================================================================

        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                     HEALTH CARE PROPERTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (Dollar amounts in thousands)

                                                                                         Year Ended December 31,
                                                                             -------------------------------------------------
                                                                                 2000              1999             1998
                                                                              -------------     -------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                  $   133,767       $    96,225      $    87,167
Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating Activities:
   Real Estate Depreciation                                                      72,590            44,789           29,577
   Non Cash Charges                                                               4,028             3,071            2,946
   Joint Venture Adjustments                                                      1,917             1,584            2,096
   Gain on Sale of Real Estate Properties                                       (11,756)          (10,303)         (14,053)
   Gain on Extinguishment of Debt                                                  (274)              ---              ---
Changes in:
   Operating Assets                                                                 385            (5,866)            (806)
   Operating Liabilities                                                          4,854            (5,383)           5,384
                                                                            -------------     -------------    -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                       205,511           124,117          112,311
                                                                            -------------     -------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Real Estate                                                      (21,558)         (160,681)        (411,722)
Acquisition of American Health Properties, Net Cash Expended                        ---           (80,071)             ---
Proceeds from Sale of Real Estate Properties                                     81,022            46,098           21,538
Other Investments and Loans                                                       4,250           (35,806)         (27,340)
                                                                            -------------     -------------    -----------

NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES                              63,714          (230,460)        (417,524)
                                                                            -------------     -------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Change in Bank Notes Payable                                                (11,000)          127,500           21,100
Repayment of Senior Notes                                                       (10,000)          (15,000)         (27,500)
Issuance of Senior Notes                                                         24,865            62,000          251,469
Issuance of Secured Debt                                                         83,000               ---              ---
Cash Proceeds from Issuing Preferred Stock                                          ---               ---          130,037
Cash Proceeds from Issuing Common Stock                                           1,438            31,969           23,871
(Decrease)/Increase in Minority Interests                                          (522)           17,182              201
Periodic Payments on Mortgages                                                   (3,815)           (2,889)          (1,107)
Repurchase of Common and Preferred Stock                                        (17,819)           (2,333)             ---
Repurchase of Convertible Subordinated Notes Payable                            (99,651)              ---              ---
Dividends Paid                                                                 (175,079)         (106,177)         (89,210)
Other Financing Activities                                                       (9,715)           (2,717)          (3,228)
                                                                            -------------     -------------    --------------

NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES                            (218,298)          109,535          305,633
                                                                            -------------     -------------    --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                        50,927             3,192              420

Cash and Cash Equivalents, Beginning of Period                                    7,696             4,504            4,084
                                                                            -----------       ----------       -----------

Cash and Cash Equivalents, End of Period                                    $    58,623       $     7,696      $     4,504
                                                                            ===========       ===========      ===========

ADDITIONAL CASH FLOW DISCLOSURES
Interest Paid, Net of Capitalized Interest                                  $    85,907       $    55,127      $    36,292
                                                                            ===========       ===========      ===========

Capitalized Interest                                                        $       514       $     1,223      $     1,800
                                                                            ===========       ===========      ===========

Mortgages Assumed on Acquired Properties exclusive of AHE Merger            $       ---       $    42,896      $    12,715
                                                                            ===========       ===========      ===========

Equity Issued in American Health Properties Merger                          $       ---       $   585,154      $       ---
                                                                            ===========       ===========      ===========

Fair Value of American Health Properties Assets Acquired                    $       ---       $   967,181      $       ---

                                                                            ===========       ===========      ===========

Liabilities Assumed in American Health Properties Acquisition               $       ---       $   298,911      $       ---
                                                                            ===========       ===========      ===========

                 The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                     HEALTH CARE PROPERTY INVESTORS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      THE COMPANY

         Health Care Property Investors, Inc., a Maryland corporation, was organized in March 1985 to qualify as a real estate investment trust (REIT). Health Care Property Investors, Inc. and its affiliated subsidiaries and partnerships (HCPI) were organized to invest in healthcare related properties located throughout the United States. As of December 31, 2000, HCPI owns or has investments in 413 properties located in 43 states. The properties include 172 long-term care facilities, 86 congregate care and assisted living centers, 80 medical office buildings (MOBs), 44 physician group practice clinics, 22 acute care hospitals, and nine freestanding rehabilitation hospitals. As of December 31, 2000, HCPI provided mortgage loans on or leased these properties to 94 healthcare operators and to approximately 650 tenants in the multi-tenant buildings.

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

Federal Income Taxes:

         HCPI has operated at all times so as to qualify as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986. As such, HCPI is not taxed on its income that is distributed to stockholders. At December 31, 2000, the tax bases of HCPI's net assets and liabilities are less than the reported amounts by approximately $172,000,000.

         Earnings and profits, which determine the taxability of dividends to stockholders, differ from net income for financial statements due to the treatment required under the Internal Revenue Code of certain interest income and expense items, depreciable lives, bases of assets and timing of rental income.

Rental Income:

         Rental Income includes base and additional rental income. Additional rental income is generated by a percentage of increased revenue over specified base period revenue of the properties and/or increases based on inflation indices or other factors. In addition, HCPI may receive payments from its lessees upon transferring or assignment of existing leases; such amounts received are deferred and amortized over the remaining term of the leases.

Facility Operations:

         Since November 1997, HCPI has purchased ownership interests in 70 MOBs which are operated by independent property management companies on behalf of HCPI. These facilities are leased to multiple tenants under gross, modified gross or triple-net leases. In addition, HCPI purchased several physician group practice clinics which are leased on a modified gross basis or triple net to several tenants. Operating income other than basic rental income attributable to these properties is recorded under Rental Income, Managed Properties in HCPI's financial statements. Expenses related to the operation of these facilities are recorded as Managed Properties Operating Expenses.

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

(3)      BUSINESS COMBINATION

         On November 4, 1999, American Health Properties, Inc. (AHE) merged with and into HCPI (the "Merger") in a stock-for-stock transaction, approved by the stockholders of both companies, with HCPI being the surviving corporation. AHE was a real estate investment trust specializing in healthcare facilities with a portfolio of 72 healthcare properties in 22 states. Under the terms of the Merger agreement, each share of AHE common stock was converted into the right to receive 0.78 share of HCPI's common stock and AHE 8.60% cumulative redeemable preferred stock, series B was converted into HCPI's 8.60% series C cumulative redeemable preferred stock. The Merger resulted in the issuance of approximately 19,430,115 shares of HCPI's common stock and 4,000,000 depositary shares of HCPI's series C cumulative redeemable preferred stock. Additionally, we assumed AHE's debt comprised of $220 million of senior notes, $56 million of mortgage debt and paid $71 million in cash to replace their revolving line of credit upon consummation of the Merger.

         The transaction was treated as a purchase for financial accounting purposes and, accordingly, the operating results of AHE have been included in HCPI's consolidated financial statements effective as of November 4, 1999. The following summarizes the final purchase price (in thousands):

          Preferred Stock (4,000,000 Series C Cumulative Redeemable
               Preferred Depositary Shares)                                                    $ 88,160
          Common Stock (19,430,115 Shares)                                                      496,994
                                                                                        ---------------
          Equity Issued                                                                         585,154

          Fair Value of American Health Properties Liabilities Assumed                          298,911
          Bank Credit Facility Balance at Merger Date                                            71,000
          Cash Paid for Merger Related Expenditures                                              12,116
                                                                                         ---------------

          Total Purchase Price                                                                 $967,181
                                                                                        ===============

         The following summarizes the allocation of the purchase price to the net assets acquired (in thousands):


          Cash and Cash equivalents                                                            $  3,045
          Real Estate Properties                                                                951,376
          Loans Receivable                                                                        4,855
          Other Assets                                                                            7,905
                                                                                         --------------
          Assets Acquired                                                                      $967,181
                                                                                         ==============

Pro Forma Financial Information (Unaudited):

         The following unaudited pro forma consolidated statements of income information present the results of HCPI's operations for years ended December 31, 1999 and 1998 as though the acquisition of AHE had occurred as of the beginning of each respective period:

                                                                  December 31,
                                                           1999                   1998
                                                      -------------          -------------
                                                         (Dollar amounts in thousands
                                                           except per share amounts)
Total Revenues                                            $319,818            $274,271
Net Income Applicable to Common Shares                    $169,546            $120,765
Earnings Per Share
    Basic                                                 $   3.32            $   2.40
    Diluted                                               $   3.26            $   2.40

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

         Under the terms of the lease agreements, HCPI earns fixed monthly base rental income and may earn periodic additional rental income. At December 31, 2000, minimum future rental income from 374 non-cancelable operating leases is expected to be approximately $250,298,000 in 2001, $235,030,000 in 2002,
$225,206,000 in 2003, $169,113,000 in 2004, $145,360,000 in 2005 and
$678,025,000 in the aggregate thereafter.

         During 1998 and 1999, 23 MOBs were acquired through the acquisition of a managing interest in two limited liability companies in which the non-managing members own 760,599 non-managing member units as of December 31, 2000. These units are convertible into HCPI common stock on a one-for-one basis.

         During 2000, HCPI sold 15 facilities and two land parcels, resulting in a gain of 11,756,000. In addition, during 2000 the Company purchased the equity interest of its joint venture partner in three LLCs which owned seven long-term care facilities. Through this acquisition, real estate assets increased by approximately $18,326,000 and the investment in joint ventures was reduced. Finally, during 2000, in accordance with Statement of Financial Accounting Standards No. 121, the Company wrote down to net realizable value four physician clinics that are expected to be sold during 2001. The $2,751,000 one-time charge is included in Depreciation Expense.

         The following tabulation lists HCPI's total Real Estate Investments at December 31, 2000 (Dollar amounts in thousands):

                                                  Number                                                        Mortgage Notes
                                                    of                  Buildings &       Total    Accumulated      Payable
Facility Location                               Facilities     Land    Improvements  Investments  Depreciation     (Note 8)
-------------------------------------------------------------------------------------------------------------------------------
LONG-TERM CARE FACILITIES
Arizona                                              3      $    809   $    9,704    $  10,513     $    400       $    ---
Arkansas                                             6           209        8,571        8,780        3,052            ---
California                                          13         5,609       23,362       28,971       14,881            ---
Colorado                                             5         1,891       20,566       22,457        6,376            ---
Florida                                              9         4,680       28,928       33,608        9,054            ---
Indiana                                             25         4,695      102,528      107,223       15,619            ---
Kansas                                               3           788       10,547       11,335        3,991            ---
Maryland                                             3         1,287       21,654       22,941        8,343            ---
Massachusetts                                        5         1,587       16,880       18,467        9,784            ---
Michigan                                             3           451        9,879       10,330        1,967            ---
North Carolina                                       6         1,342       20,066       21,408        6,588          2,575
Ohio                                                12         2,365       53,197       55,562       12,328            743
Oklahoma                                            12         2,368       31,573       33,941        3,446            ---
Tennessee                                           10         1,072       38,062       39,134       13,494            ---
Texas                                                9         1,119       15,273       16,392        5,175            ---
Wisconsin                                            6         1,147       17,626       18,773        7,635            ---
Other (15 States)                                   18         6,619       60,879       67,498       14,431          1,957

-------------------------------------------------------------------------------------------------------------------------------

  Total Long-Term Care Facilities                  148        38,038      489,295      527,333      136,564          5,275

-------------------------------------------------------------------------------------------------------------------------------

ACUTE CARE HOSPITALS
California                                           4        36,836      190,438      227,274       14,589            ---
Texas                                                4         2,040       21,713       23,753        1,859            ---
Other (8 States)                                    10        22,987      318,374      341,361       19,842            ---
-------------------------------------------------------------------------------------------------------------------------------

  Total Acute Care Hospitals                        18        61,863      530,525      592,388       36,290            ---

-------------------------------------------------------------------------------------------------------------------------------

CONGREGATE CARE AND ASSISTED LIVING CENTERS
California                                           5         1,940       22,735       24,675        2,231            ---
Florida                                              8         3,542       26,813       30,355        3,563            ---
Louisiana                                            3         1,280       16,095       17,375        1,477            ---
New Jersey                                           4         1,619       19,730       21,349        2,106            ---
Pennsylvania                                         3           515       17,160       17,675        2,951            ---
South Carolina                                       9         1,674       39,247       40,921        4,924            ---
Texas                                               21         6,008       83,174       89,182        9,077            ---
Washington                                           3           844       11,530       12,374        1,490            ---
Other (16 States)                                   21        10,157      112,079      122,236       13,781            320
-------------------------------------------------------------------------------------------------------------------------------

  Total Congregate Care and Assisted Living Centers 77        27,579      348,563      376,142       41,600            320

-------------------------------------------------------------------------------------------------------------------------------

REHABILITATION HOSPITALS
Arizona                                              1         1,565        7,051        8,616        1,922            ---
Arkansas                                             2         1,409       19,610       21,019        2,685            ---
Colorado                                             1           690        8,346        9,036        1,979            ---
Florida                                              1         2,000       16,769       18,769       11,692            ---
Kansas                                               2         3,816       23,220       27,036        3,369            ---
Texas                                                1         1,990       13,077       15,067        5,011            ---
West Virginia                                        1           ---       14,400       14,400          483            ---
-------------------------------------------------------------------------------------------------------------------------------

  Total Rehabilitation Hospitals                     9      $ 11,470   $  102,473    $ 113,943     $ 27,141       $    ---

-------------------------------------------------------------------------------------------------------------------------------

                                                 Number
                                                   of                Buildings &       Total    Accumulated   Mortgage Notes
Facility Location                              Facilities   Land    Improvements  Investments  Depreciation      Payable
------------------------------------------------------------------------------------------------------------------------------
MEDICAL OFFICE BUILDINGS
Arizona                                             6    $    1,690  $    32,793   $   34,483  $     1,339    $     6,800
California                                         11        26,041       90,953      116,994        9,503         34,803
Florida                                             6           800       25,722       26,522          863          3,833
Indiana                                            14        14,307       60,254       74,561        3,468          4,627
Massachusetts                                       1           678       22,836       23,514        1,774         14,342
New Jersey                                          2         3,675       26,202       29,877          894         12,735
Texas                                              10         9,849       93,456      103,305        8,427         31,627
Utah                                               15         3,177       77,296       80,473        4,569         17,880
Other (11 States)                                  12         8,075      110,168      118,243        4,873         43,819
------------------------------------------------------------------------------------------------------------------------------

  Total Medical Office Buildings                   77        68,292      539,680      607,972       35,710        170,466

------------------------------------------------------------------------------------------------------------------------------

PHYSICIAN GROUP PRACTICE CLINICS
California                                          2         8,070       37,460       45,530        3,447            ---
Florida                                            10         8,200       16,302       24,502        1,248            ---
Georgia                                             3         2,100        7,327        9,427          561            ---
North Carolina                                      4         4,050        6,195       10,245          479            ---
Tennessee                                           4         2,295       13,496       15,791        1,513            853
Texas                                               8         5,563       21,449       27,012        1,536            ---
Wisconsin                                           7         5,225       19,696       24,921        1,037            ---
Other (3 States)                                    6         2,800        8,130       10,930          593            ---
------------------------------------------------------------------------------------------------------------------------------

  Total Physician Group Practice Clinics           44        38,303      130,055      168,358       10,414            853

------------------------------------------------------------------------------------------------------------------------------

  Vacant Land Parcels                             ---         2,092          ---        2,092          ---            ---

------------------------------------------------------------------------------------------------------------------------------

TOTAL CONSOLIDATED REAL ESTATE OWNED              373       247,637    2,140,591    2,388,228      287,719        176,914

------------------------------------------------------------------------------------------------------------------------------

Joint Venture Investments,
  Including All Partners' Assets                   10           ---          ---       24,538          ---            ---
Leasehold Interest                                ---           ---          ---       13,500          ---            ---
Financing Leases (See Note 7)                       2           ---          ---        8,192          ---            ---
Mortgage Loans Receivable (See Note 7)             28           ---          ---      158,895          ---            ---
------------------------------------------------------------------------------------------------------------------------------

TOTAL INVESTMENT PORTFOLIO                        413    $  247,637  $ 2,140,591  $ 2,593,353 $    287,719    $   176,914

------------------------------------------------------------------------------------------------------------------------------

(5)      OPERATORS

Major Operators:

         Listed below are HCPI's major operators which represent five percent or more of HCPI's revenue, the investment in properties operated by those healthcare providers, and the percentage of total annualized revenue from these operators for the years ended December 31, 2000, 1999 and 1998. Tenet, Emeritus, HealthSouth, Vencor, Beverly and HCA are publicly traded companies and are subject to the informational filing requirements of the Securities and Exchange Act of 1934, as amended, and accordingly file periodic financial statements on Form 10-K and Form 10-Q with the Securities and Exchange Commission.

                                                                                     Percentage of Annualized
                                                                                           Total Revenue
                                                       Investment at                  Year Ended December 31,
                                                     December 31, 2000            2000          1999           1998
                                                  -------------------------     ---------     ----------     ---------
                                                   (Amounts in thousands)
Tenet Healthcare Corporation (Tenet)                   $   459,774                  19%           18%             4%
Emeritus Corporation (Emeritus)                            129,812                   5             5              6
HealthSouth Corporation (HealthSouth)                      113,944                   6             5              7
Vencor, Inc. (Vencor)                                       97,629                   5             4              7
Beverly Enterprises, Inc. (Beverly)                         96,283                   4             4              6
HCA - The Healthcare Company (HCA)                          92,143                   4             5              5
Centennial Healthcare Corp.                                 55,411                   3             3              5
                                                     -----------------          ---------     ----------     ---------

                                                        $1,044,996                  46%           44%            40%
                                                     =================          =========     ==========     =========

         Certain properties have been subleased or assigned to other operators but with the original lessee remaining liable on the leases. The investment and revenue applicable to these subleased properties are not included in the table above. The percentage of annualized revenue on these subleased facilities was 1%, 2% and 4% in 2000, 1999 and 1998, respectively.

Vencor:

         On May 1, 1998, Vencor completed a spin-off transaction to become two publicly held entities -- Ventas, Inc., a REIT, and Vencor, a healthcare operating company. On September 13, 1999, Vencor filed for bankruptcy protection. HCPI has recourse to Ventas, Inc. and Tenet Healthcare Corporation for most of the obligations payable by Vencor under its leases until the third quarter of 2001. (Tenet is one of the nation's largest healthcare services companies, providing a broad range of services through the ownership and management of healthcare facilities.) The bankruptcy court confirmed Vencor's plan of reorganization in March 2001.

         Its plan proposes the assumption of all of our leased facilities (including nine subleased facilities) at December 31, 2000. The assumption of our leases would mean the continued performance of all Vencor's obligations under the leases, including all amounts owing prior to Vencor's filing date. Vencor has paid most of these prepetition amounts and has continued to remain current on its rent during its bankruptcy proceedings.

         Almost all of our Vencor facilities have leases which expire in 2001. Negotiations are in progress on the 23 facilities that would remain on new leases with Vencor, with definitive agreements in place on four of nine subleased facilities with current operators. Progress has been made for current operators to retain operations on most of the remaining five subleased facilities. It is anticipated that a net rent increase will result from negotiation with Vencor and others for the 32 facilities discussed in this paragraph.

         Based upon public reports, for the three months ended September 30, 2000, Vencor had revenue of approximately $717 million and a net loss of approximately $27 million. For the nine months ended September 30, 2000, Vencor had revenue of approximately $2.1 billion and a net loss of approximately $48 million. Based upon public reports, Ventas' revenue and net income for the nine months ended September 30, 2000 were approximately $180 million and $18 million, respectively. As of September 30, 2000, Ventas had total assets of $1.0 billion and a stockholders' deficit of $14 million.

Troubled Long-Term Care and Assisted Living Operators:

         The financial condition of many long-term care providers, in part due to the implementation of the Medicare Prospective Payment System, resulted in several long-term care provider lessees filing for Chapter XI bankruptcy protection during late 1999 and early 2000. Lessees, other than Vencor, that filed for bankruptcy and their respective percentage of the Company's annualized revenue are Sun Healthcare 1.1%, Integrated Health Services 0.5%, Genesis Health Ventures 0.5%, Mariner Post Acute Network 0.4%, Lenox Healthcare 0.3% and Texas Health Enterprises 0.2%. The lessees in bankruptcy were current on all rents as of December 31, 2000 with the exception of minor pre-petition receivables which we believe will generally be payable once the plans of reorganization are confirmed. Lenox Healthcare and Texas Health Enterprises have both exited bankruptcy.

         The assisted living industry, from which the Company derives 14.2% of its revenue, has experienced overbuilding in a number of areas and slower fill-up rates than were originally forecast. This has required certain operators to raise additional capital to sustain operations during fill-up periods. Additional capital may be required during 2001. However, these factors have stemmed further development activity, which should allow improved fill-up of existing facilities and improvement in industry census.

         The Company's management recorded a complete write-off of a $2,000,000 equity investment in Summerville Senior Living (SSL), an assisted living company. Although this investment represents less than 0.1% of gross real estate investment and is outside the normal investment strategy of the Company, the write-off reduces net income (see Impairment of Equity Investment) and reduces reported FFO. (See Note 12 for a definition of FFO.) No income has been recorded on this equity investment. In addition to the equity investment, the Company has loaned $13,500,000 to SSL with ten leased facilities in California as collateral and owns five facilities that are leased to SSL. Revenue from SSL equals approximately 1.5% of the Company's total revenue. The $1,200,000 letter of credit provided in connection with the five facility leases and the loan (discussed previously) to SSL exceeds unpaid rents and interest due from them.

         We cannot assure you that the bankruptcies of certain long-term care operators and the trouble experienced by assisted living operators would not have a material adverse effect on our Net Income, FFO or the market value of our common stock.

         HCPI has minor equity interests, including warrants at nominal values, in seven private operators of long-term care and assisted living facilities and has invested $22,383,000 in additional amounts in the form of mortgages and unsecured loans, $63,814,000 in operating facilities and unfunded investing commitments of $1,771,000 to the same operators as of December 31, 2000.

(6)      INVESTMENTS IN JOINT VENTURES

         HCPI has an 80% interest in five joint ventures that lease six long-term care facilities and a 45%-50% interest in four joint ventures that each operate or are currently constructing an assisted living facility.

         Combined summarized unaudited financial information of the joint ventures follows:

                                                                                  December 31,
                                                                       ------------------------------------
                                                                           2000                  1999
                                                                       --------------        --------------
                                                                             (Amounts in thousands)
    Real Estate Investments, Net                                       $     29,496          $     51,125
    Other Assets                                                              1,696                 4,612
                                                                       --------------        --------------

    Total Assets                                                       $     31,192          $     55,737
                                                                       ==============        ==============
    Notes Payable to Others                                            $      8,271          $      8,080
    Accounts Payable                                                            740                   629
    Other Partners' Deficit                                                    (434)                 (614)
    Investments and Advances from HCPI, Net                                  22,615                47,642
                                                                       --------------        --------------

    Total Liabilities and Partners' Capital                            $     31,192          $     55,737
                                                                       ==============        ==============
    Rental and Interest Income                                         $      3,581          $      9,254
                                                                       ==============        ==============
    Net Income                                                         $       (643)         $        354
                                                                       ==============        ==============
    Company's Equity in Joint Venture Operations                       $       (743)         $        586
                                                                       ==============        ==============
    Distributions to HCPI                                              $      1,392          $      2,501
                                                                       ==============        ==============

         As of December 31, 2000, HCPI had guaranteed approximately $3.7 million on notes payable obligations for these joint ventures.

         In September 2000, the Company purchased the equity interest of its joint venture partner in three LLCs previously accounted for as investments in joint ventures. (See Note 4.)

(7)      LOANS RECEIVABLE

         The following is a summary of the Loans Receivable:

                                                                                  December 31,
                                                                       ------------------------------------
                                                                           2000                  1999
                                                                       --------------        --------------
                                                                             (Amounts in thousands)
    Mortgage Loans (See below)                                              $158,895              $161,648
    Financing Leases                                                           8,192                 8,061
    Other Loans                                                               22,069                23,448
                                                                       --------------        --------------

    Total Loans Receivable                                                  $189,156              $193,157
                                                                       ==============        ==============

         The following is a summary of Mortgage Loans Receivable at December 31, 2000:

   Final          Number                                                                   Initial
  Payment           of                                                                    Principal         Carrying
    Due           Loans                         Payment Terms                              Amount            Amount
---------------------------------------------------------------------------------------------------------------------
                                                                                           (Amounts in thousands)
     2001            2        Monthly payments from $112,500 to                          $   32,000       $  11,823
                              $337,500 including interest of 13.69%
                              secured by an acute care hospital.  Repaid
                              January 10, 2001.

     2006            3        Monthly payments from $27,700 to $269,000                      39,521          41,806
                              including interest from 9.19% to 11.20% on
                              an acute care hospital located in Texas and
                              retirement center located in North Carolina.

     2007            2        Monthly payments from $7,987 to $193,600                       22,708          23,762
                              including interest from 10.12% to 10.50%, secured
                              by an acute care facility in New Mexico and an
                              assisted living facility in Wisconsin.

     2008            1        Monthly payment of $49,800 including                            5,900           5,748
                              interest of 8.82% secured by an assisted living
                              facility in Nebraska.

     2009            2        Monthly payments of $41,800 and                                10,228           9,662
                              $64,900 including interest of 12.31%
                              and 11.86% on a long-term care facility and one
                              medical office building both located in California.

     2010            1        Monthly payments of $337,400 including                         34,760          33,026
                              interest of 10.90% secured
                              by a congregate care facility and nine long-
                              term care facilities operated by Beverly.

     2010            2        Monthly payments of $57,200 and $116,100                       18,397          17,520
                              including interest of 9.67% secured by two
                              long-term care facilities located in Colorado.

2002-2031            6        Monthly payments from $9,900 to $51,500                        16,690          15,548
                              including interest rates from  9.50% to 11.5%
                              on various facilities in various states.

                 --------                                                                 ----------      ----------
Totals              19                                                                     $180,204        $158,895
                 ========                                                                 ==========      ==========

         At December 31, 2000, minimum future principal payments from Loans Receivable are expected to be approximately $14,740,000 in 2001, $3,413,000 in 2002, $4,673,000 in 2003, $15,436,000 in 2004, $2,792,000 in 2005 and
$148,102,000 in the aggregate thereafter.

(8)      NOTES PAYABLE

Senior Notes Payable:

         The following is a summary of Senior Notes outstanding at December 31, 2000 and 1999:

         Year
         Issued                    2000                1999             Interest Rate           Maturity
         ----------------------------------------------------------------------------------------------------
                                    (Amounts in thousands)
         1993                   $   10,000           $  10,000              8.00%                 2003
         1993                        1,000               1,000              6.70%                 2003
         1994                       10,000              10,000           8.82-9.10%            2001-2004
         1995                       48,000              58,000           7.03-8.81%            2001-2005
         1995                       20,000              20,000           6.62-9.00%            2010-2015
         1996                      115,000             115,000              6.50%                 2006
         1997                       20,000              20,000           7.30-7.62%               2007
         1997                      100,000             100,000              7.05%                 2002
         1997                      120,000             120,000              8.16%                 2007
         1998                      200,000             200,000              6.77%                 2005
         1998                       48,000              48,000           6.66-7.88%            2001-2006
         1999                       62,000              62,000           6.92-7.48%               2004
         2000                       25,000                 ---              9.00%                 2004
                              ---------------     ----------------
                                   779,000             764,000

         Unamortized Option
           Payment Received
           Related to 1998
           Debt, net                 4,468               4,777

         Less: Unamortized
           Discount                 (5,954)             (7,020)
                              ---------------     ----------------
                              $     777,514         $  761,757
                              ===============     ================

         On November 4, 1999, in connection with the merger with AHE, HCPI assumed two series of outstanding senior notes of AHE consisting of $100,000,000 principal amount of 7.05% senior notes due in 2002 and $120,000,000 principal amount of 7.50% senior notes (8.16% effective rate) due in 2007.

         The weighted average interest rate on the Senior Notes was 7.25% and 7.22% for 2000 and 1999 and the weighted average balance of the Senior Note borrowings was approximately $773,965,000 and $558,333,000 during 2000 and 1999, respectively. Original issue discounts are amortized over the term of the Senior Notes. If held to maturity, the first required Senior Note maturities would be $13,000,000 in 2001, $117,000,000 in 2002, $31,000,000 in 2003, $92,000,000 in
2004, $231,000,000 in 2005 and $295,000,000 in the aggregate thereafter.

Convertible Subordinated Notes Payable:

         On November 8, 1993, HCPI issued $100,000,000, 6% Convertible Subordinated Notes due November 8, 2000. $31,090,000 was paid off during the year at a gain of $274,000 with the balance paid off on November 8, 2000. (The Notes were convertible into shares of common stock of HCPI at a conversion price of $37.806.)

Mortgage Notes Payable:

       During 2000, HCPI completed a secured debt transaction which resulted in loan proceeds of $83 million on a portfolio of twelve medical office buildings and physician clinics with an investment value of approximately $138 million. The loan features an average coupon of 8.12% (8.43% effective rate based upon a 30 year amortization thereafter for the remainder of the ten year term). These proceeds were initially invested in reducing the borrowings under the Company's revolving lines of credit and were used to fund the final payment on the Company's convertible subordinated notes due November 8, 2000.

       At December 31, 2000, HCPI had a total of $176,914,000 in Mortgage Notes Payable secured by 33 healthcare facilities with a net book value of approximately $310,525,000. Interest rates on the Mortgage Notes ranged from 5.75% to 10.63%. Required principal payments on the Mortgage Notes are expected to be $4,271,000 in 2001, $4,468,000 in 2002, $11,995,000 in 2003, $13,330,000
in 2004, $4,419,000 in 2005 and $140,675,000 in the aggregate thereafter.

Bank Notes:

       HCPI has two unsecured revolving credit lines aggregating $310,000,000 with certain banks. The credit lines for $103,000,000 and $207,000,000 expire on November 2, 2001 and November 3, 2003, respectively, and bear a total annual facility fee of 0.20% and 0.30%, respectively. These agreements provide for interest at the Prime Rate, the London Interbank Offered Rate (LIBOR) plus 0.95% (LIBOR plus 1.05% for the $103,000,000 credit line) or at a rate negotiated with each bank at the time of borrowing. An additional fee of 0.125% is paid on borrowings when borrowings exceed 50% of the $310,000,000 of credit lines. Interest rates incurred by HCPI ranged from 5.79% to 9.50% and 4.94% to 8.25% on maximum short-term bank borrowings of $256,300,000 and $215,500,000 for 2000 and 1999, respectively. The weighted average interest rates were approximately 7.68% and 5.79% on weighted average short-term bank borrowings of $192,625,000 and $113,415,000 for the same respective periods.

(9)    PREFERRED STOCK

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

(10)   STOCK AND DEBT BUYBACK PROGRAM

       In December 1999, HCPI's Board of Directors approved a $40,000,000 stock and debt repurchase program whereby $20,000,000 of HCPI's common and preferred stock and $20,000,000 of HCPI's convertible subordinated notes and senior debt may be repurchased on the open market. Through February 2001, HCPI repurchased 63,400 shares of the preferred stock for $947,000 and 735,535 shares of common stock for $18,808,000. Approximately $31,090,000 of the convertible notes were repurchased during the first two quarters of the year in part through the repurchase program and the remainder pursuant to ordinary course debt management. The balance on the convertible debt was repaid at maturity, November 8, 2000.

(11)   EARNINGS PER COMMON SHARE

       HCPI computes earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic earnings per common share is computed by dividing Net Income applicable to common shares by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share are calculated including the effect of dilutive securities. Options to purchase shares of common stock that had an exercise price in excess of the average market price of the common stock during the period were not included because they are not dilutive. The convertible debt was included only in 1998, when the effect on earnings per common share was dilutive. The non-managing member units were included only in 1998 when the effect on earnings per common share was dilutive.

(Amounts in thousands except per share amounts)

                                                                   For the Year Ended December 31, 2000
                                                                                                     Per Share
                                                            Income                Shares               Amount
                                                       -----------------------------------------------------------
Basic Earnings Per Common Share:
Net Income Applicable to Common Shares                        $ 108,867              51,057            $ 2.13
                                                                                                  ================
Dilutive Options (See Note 14)                                      ---                  43
                                                       ------------------    ------------------

Diluted Earnings Per Common Share:
Net Income Applicable to Common
 Shares Plus Assumed Conversions                              $ 108,867              51,100            $ 2.13
                                                                                                  ================

                                                                   For the Year Ended December 31, 1999
                                                                                                      Per Share
                                                            Income                Shares               Amount
                                                       -----------------------------------------------------------
Basic Earnings Per Common Share:
Net Income Applicable to Common Shares                         $ 78,450              34,792            $ 2.25
                                                                                                  ================
Dilutive Options (See Note 14)                                      ---                  69
                                                       ------------------    ------------------

Diluted Earnings Per Common Share:
Net Income Applicable to Common
Shares Plus Assumed Conversions                                $ 78,450              34,861            $ 2.25
                                                                                                  ================

                                                                   For the Year Ended December 31, 1998
                                                                                                      Per Share
                                                            Income                Shares               Amount
                                                       -----------------------------------------------------------
Basic Earnings Per Common Share:
Net Income Applicable to Common Shares                         $ 78,635                30,747           $ 2.56
                                                                                                  ================
Dilutive Options (See Note 14)                                      ---                   155
Non-Managing Member Units (See Note 4)                              308                   117

Interest and Amortization applicable to
Convertible Debt (See Note 8)                                     6,397                 2,645
                                                       ------------------    ------------------

Diluted Earnings Per Common Share:
Net Income Applicable to Common
Shares Plus Assumed Conversions                                $ 85,340                33,664           $ 2.54
                                                                                                  ================

(12)   FUNDS FROM OPERATIONS

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

       Below are summaries of the calculation of FFO for the years ended December 31, 2000, 1999 and 1998 (all amounts in thousands):

                                                            2000             1999             1998
                                                         ------------     ------------    ------------
Net Income Applicable to Common Shares                    $ 108,867        $  78,450       $  78,635
Real Estate Depreciation and Amortization                    72,590           44,789          29,577
Joint Venture Adjustments                                     1,917            1,584           2,096
Gain on Sale of Real Estate Properties                      (11,756)         (10,303)        (14,053)
Gain on Extinguishment of Debt                                 (274)             ---             ---
                                                         ----------       ----------      ----------

Funds From Operations                                     $ 171,344        $ 114,520       $  96,255
                                                         ==========       ==========      ==========

       HCPI is required to report information about operations on the basis that it uses internally to measure performance under Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, effective beginning in 1998.

(13)   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                               December 31, 2000                         December 31, 1999
                                     --------------------------------------    --------------------------------------
                                         Carrying               Fair               Carrying               Fair
                                          Amount               Value                Amount               Value
                                     -----------------    -----------------    -----------------    -----------------
                                                                 (Amounts in thousands)
Mortgage Loans Receivable                 $158,895             $153,952             $161,648             $160,477
Debt                                      $954,428             $923,762             $964,007             $912,611

(14)   STOCK INCENTIVE PLAN

       Directors and officers and key employees of HCPI are eligible to participate in HCPI's 2000 Stock Incentive Plan (Plan). As of November 5, 1999, pursuant to the terms of the merger with AHE, 787,000 stock options with an average exercise price of $30 were issued in exchange for AHE stock options outstanding as of the date of the merger. A summary of the status of HCPI's Plan and the options issued in the AHE merger at December 31, 2000, 1999 and 1998 and changes during the years then ended is presented in the table and narrative below:

                                                      2000                         1999                         1998
                                            -------------------------    -------------------------    --------------------------
                                                           Weighted                     Weighted                     Weighted
                                                            Average                      Average                      Average
                                              Shares       Exercise        Shares       Exercise        Shares       Exercise
Stock Incentive Plan                          (000's)        Price         (000's)        Price         (000's)        Price
----------------------------------------    ----------    -----------    ----------    -----------    ----------    ------------
Outstanding, beginning of year                 2,729         $31            1,309         $32            1,056         $30
Granted                                        1,383          24            1,425          28              306          38
Exercised                                        (55)         26               (5)         20              (40)         23
Forfeited                                       (772)         --               --          --              (13)         35
                                            --------                     --------                     --------
Outstanding, end of year                       3,285          28            2,729          31            1,309          32
Exercisable, end of year                       1,199          30            1,166          28              581          26
Weighted average fair value
   of options granted during the year       $   0.47                     $   0.73                     $   2.96

Incentive Stock Awards
----------------------------------------

Issued                                            78                           58                           33
Canceled                                          (3)                          --                           (1)

       The incentive stock awards (Awards) are granted at no cost to the employees. The Awards generally vest and are amortized over five year periods. The stock options generally become exercisable on either a one year or a five year schedule after the date of the grant.

       The following table describes the options outstanding as of December 31, 2000.

                                                                    Weighted
                                                                     Average                Options
   Total Options                             Weighted           Contractual Life         Exercisable At            Weighted
    Outstanding           Exercise            Average               Remaining          December 31, 2000            Average
      (000's)               Price          Exercise Price            (Years)                 (000's)             Exercise Price
-------------------     -------------    -----------------     -------------------    ---------------------    -----------------
         35               $12-$20              $17                     1                       27                    $17
      2,379               $22-$30              $25                     5                      570                    $26
        435               $30-$35              $33                     4                      399                    $33
        436               $35-$41              $38                     6                      203                    $37
-------------------                                                                   ---------------------
      3,285                                                                                 1,199
===================                                                                   =====================

       The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following ranges of assumptions: risk-free interest rates from 4.61% to 6.54%; expected dividend yields from 8.36% to 11.64% percent; expected lives of 10 years; and expected volatility of .17% to .18%.

       HCPI accounts for stock options under Accounting Principles Board Opinion 25 (APB 25), Accounting for Stock Issued to Employees, which is permitted under FASB Statement No. 123 (FASB 123), Accounting for Stock Based Compensation, issued in 1995. Had compensation cost for the Plans been determined instead in accordance with rules set out in FASB 123, HCPI's Net Income and Basic Earnings Per Common Share on a proforma basis would have been $0.01 lower for each of the years ended December 31, 2000, 1999 and 1998.

       During the years ended December 31, 2000 and 1999, respectively, HCPI made loans totaling $422,000 and $92,000 secured by stock in HCPI to directors, officers and key employees. The interest rate charged is based on the prevailing applicable federal rate as of the inception of the loan. Loans secured by stock totaling $2,104,000 and $1,729,000 were outstanding at December 31, 2000 and 1999, respectively.

(15)   DIVIDENDS

       Common stock dividend payment dates are scheduled approximately 50 days following each calendar quarter. The Board of Directors declared a dividend of $0.76 per share on January 25, 2001 paid on February 20, 2001 to stockholders of record on February 5, 2001.

       In order to qualify as a REIT, HCPI must generally, among other requirements, distribute at least 95% (90% effective January 1, 2001) of its taxable income to its stockholders. HCPI and other REITs generally distribute 100% of taxable income to avoid taxes on the remaining 5% (10% effective January 1, 2001) of taxable income.

       Per share dividend payments made by HCPI to the stockholders were characterized in the following manner for tax purposes:

                                                                 2000               1999              1998
                                                             -------------     --------------    --------------
         Common Stock
         ----------------------------------------------
                  Ordinary Income                               $2.3824           $2.0261           $2.4550
                  Capital Gains Income                            .1352             .2494             .1650
                  Return of Capital                               .4224             .5045               ---
                                                             -------------     --------------    --------------
                  Total Dividends Paid                          $2.9400           $2.7800           $2.6200
                                                             =============     ==============    ==============

         7.875% Preferred Stock Series A
         ----------------------------------------------
                  Ordinary Income                               $1.8633           $1.7514           $1.8438
                  Capital Gains Income                            .1055             .2174             .1250
                                                             -------------     --------------    --------------
                  Total Dividends Paid                          $1.9688           $1.9688           $1.9688
                                                             =============     ==============    ==============

         8.70% Preferred Stock Series B
         ----------------------------------------------
                  Ordinary Income                               $2.0584           $1.9350           $0.6619
                  Capital Gains Income                            .1166             .2402            0.0450
                                                             -------------     --------------    --------------
                  Total Dividends Paid                          $2.1750           $2.1752           $0.7069
                                                             =============     ==============    ==============

         8.60% Preferred Stock Series C
         ----------------------------------------------
                  Ordinary Income                               $2.0348           $ .6376         $     ---
                  Capital Gains Income                            .1152             .0791               ---
                                                             -------------     --------------    --------------
                  Total Dividends Paid                          $2.1500           $ .7167         $     ---
                                                             =============     ==============    ==============

       Dividends on all series of preferred stock are paid on the last day of each quarter.

(16)   QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                           Three Months Ended
                                              March 31               June 30               September 30           December 31
                                        -------------------    -------------------     --------------------    ------------------
2000                                                         (Amounts in thousands, except per share data)
Revenue                                      $   82,252              $  82,096               $  82,281               $  83,178

Gain on Sale of Real Estate
   Properties                                $      684              $   3,029               $     421               $   7,622

Net Income Applicable To
   Common Shares                             $   26,929              $  28,281               $  23,276               $  30,381

Dividends Paid Per Common
   Share                                     $      .72              $     .73               $     .74               $     .75

Basic Earnings Per Common
   Share                                     $      .53              $     .55               $     .46               $     .60

Diluted Earnings Per Common
   Share                                     $      .52              $     .55               $     .46               $     .60

1999                                                         (Amounts in thousands, except per share data)

Revenue                                      $   49,621              $  51,812               $  52,217               $  71,143

Gain on Sale of Real Estate
   Properties                                $      ---              $     152               $  10,151               $     ---

Net Income Applicable To Common
   Shares                                    $   15,269              $  15,566               $  26,064               $  21,551

Dividends Paid Per Common
   Share                                     $      .68              $     .69               $     .70               $     .71

Basic Earnings Per Common
   Share                                     $      .49              $     .49               $     .81               $     .49

Diluted Earnings Per Common
   Share                                     $      .49              $     .49               $     .80               $     .49

(17)   NEW PRONOUNCEMENTS

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Statement 133 is effective for fiscal years beginning after June 15, 2000, although earlier implementation is allowed. The effect of adopting Statement 133 is not expected to be material.

       During 2000, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 101 (SAB 101) Revenue Recognition in Financial Statements. The Company has adopted this accounting pronouncement as required by the SEC during the quarter ended December 31, 2000. SAB 101 had a minor impact in reducing income by $300,000 in the Company's results of operations for the year ended December 31, 2000.

       Under SAB 101, the Company is required to defer income recognition of additional rents that are based on facility revenue increases until an annual (rather than quarterly) contractual facility revenue hurdle is exceeded. Due to the Company's current lease structures, SAB 101 will delay the recognition of additional rents from the first quarter of a year to subsequent quarters of the year. If the Company had adopted this pronouncement as of January 1, 2000, the quarterly results for 2000 would be altered as follows:

                                                        Increase/(Decrease)      Increase/(Decrease)
                                                             In income           In Income Per Share
                                                           -------------         -------------------
     Quarter Ended March 31, 2000........................    $(3,600,000)               $(0.07)
     Quarter Ended June 30, 2000.........................    $ 1,900,000                $ 0.04
     Quarter Ended September 30, 2000....................    $ 1,100,000                $ 0.02
     Quarter Ended December 31, 2000.....................    $   300,000                $ 0.01

       Rents affected by SAB 101 generally have been received in cash ahead of what SAB 101 permits for income recognition and, in most cases, the annual revenue hurdles have been exceeded for many years because of the stability of revenue streams in the Company's hospital facilities. The Company previously followed the practice of estimating and applying rents ratably throughout each of the quarters.

       It is anticipated that the SAB 101 standard will create volatility in the Company's quarterly earnings while there should be minimal effect on the Company's annual earnings and FFO.

APPENDIX I


                         Tenet Healthcare Corporation

     SET FORTH BELOW IS CERTAIN CONDENSED FINANCIAL DATA OF TENET HEALTHCARE CORPORATION ("TENET") WHICH IS TAKEN FROM TENET'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MAY 31, 2000 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ("THE COMMISSION") UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"), AND THE TENET QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED NOVEMBER 30, 2000 AS FILED WITH THE COMMISSION.

     The information and financial data contained herein concerning Tenet was obtained and has been condensed from Tenet's public filings under the Exchange Act. The Tenet financial data presented includes only the most recent interim and fiscal year end reporting periods. We can make no representation as to the accuracy and completeness of Tenet's public filings but have no reason not to believe the accuracy and completeness of such filings. It should be noted that Tenet has no duty, contractual of otherwise, to advise us of any events which might have occurred subsequent to the date of such publicly available information which could affect the significance or accuracy of such information.

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

                 TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                (Dollar amounts in millions, except par values)


                                                   November 30,   May 31,
                                                       2000        2000
                                                   ------------  ---------

ASSETS

Cash and cash equivalents                           $      82    $     135
Short-term investments in debt securities                 105          110
Accounts and notes receivable, less
   allowances for doubtful accounts
   ($354 at November 30 and $358 at May 31)             2,545        2,506
Inventories of supplies, at cost                          219          223
Deferred income taxes                                     113          176
Other assets                                              465          444
                                                    ---------    ---------


Total current assets                                    3,529        3,594
                                                    ---------    ---------
Investments and other assets                              369          344
Property, plant and equipment net                       5,863        5,894
Intangible assets, at cost
   Less accumulated amortization
   ($559 at November 30 and $501 at May 31)             3,360        3,329
                                                    ---------    ---------

                                                    $  13,121    $  13,161
                                                    =========    =========

                 TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
       (Dollar amounts in millions, except par values and share amounts)


                                                     November 30,     May 31,
                                                        2000           2000
                                                    ------------- ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt                     $        9     $       9
Accounts payable                                             696           671
Accrued expenses                                             517           538
Other current liabilities                                    710           694
                                                      ----------     ---------
Total current liabilities                                  1,932         1,912
                                                      ----------     ---------

Long-term debt, net of current portion                     5,047         5,668
Other long-term liabilities and minority interests         1,061         1,024

Deferred income taxes                                        497           491

Common stock, $.075 par value; authorized
 700,000,000 shares; 320,249,985 shares
 issued at November 30, 2000 and 317,214,748 shares
 issued at May 31, 2000                                       24            24

Other shareholders' equity                                 4,630         4,112
Treasury stock, at cost, 3,754,708 shares at
 November 30, 2000 and May 31, 2000                          (70)          (70)
                                                      ----------     ---------
Total shareholders' equity                                 4,584         4,066
                                                      ----------     ---------

                                                      $   13,121     $  13,161
                                                      ==========     =========

                 TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                         (Dollar amounts in millions)


                                              Six Months Ended     Year Ended
                                              November 30, 2000   May 31, 2000
                                              -----------------   ------------

Net operating revenues                            $    5,808       $  11,414
                                                  ----------       ----------

Operating expenses                                     4,754           9,479
Depreciation and amortization                            273             533
Interest expense, net of capitalized portion             241             479
Merger, facility consolidation and other
    non-recurring charges                                ---             355
                                                  ----------       ----------

Total costs and expenses                               5,268          10,846
                                                  ----------       ----------

Investment earnings                                       19              22
Minority interests in income of consolidated
    subsidiaries                                         (10)            (21)
Net gain on disposals of facilities
    and long-term investments                            ---              49
                                                  ----------       ----------
Income from continuing operations before
    income taxes                                         549             618
Taxes on income                                         (220)           (278)
                                                  ----------       ----------

Income from continuing operations                        329             340
                                                  ----------       ----------

Cumulative effect of accounting change,
    net of taxes                                         ---             (38)
                                                  ----------       ----------

Net income                                        $      329       $     302
                                                  ==========       ==========

                 TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (Dollar amounts in millions)

                                                               Six Months Ended       Year Ended
                                                               November 30, 2000      May 31, 2000
                                                               -----------------      ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                           $     725          $      869
                                                                    ---------          ----------
(Includes changes in all operating assets and  liabilities)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                              (239)               (619)
  Purchase of new business, net of cash acquired                          (13)               (181)
  Proceeds from sales of facilities, investments and
   other assets                                                            29                 764
Other items                                                               (47)                ---
                                                                    ---------          ----------

Net cash used in investing activities                                    (270)                (36)
                                                                    ---------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments of other borrowings                                           (1,234)             (2,085)
Proceeds from other borrowings                                            605               1,298
Proceeds from sales of common stock                                       ---                  20
Proceeds from stock options exercised                                     ---                  25
Other items                                                               121                  15
                                                                    ---------          ----------

Net cash used in financing activities                                    (508)               (727)
                                                                    ---------          ----------

Net decrease in cash and cash equivalents                                 (53)                106
Cash and cash equivalents at beginning of year                            135                  29
                                                                    ---------          ----------

Cash and cash equivalents at end of year                            $      82          $      135
                                                                    ---------          ----------