Form 10-Q
period 2001-03-31
HEALTH CARE PROPERTY INVESTORS INC
filed 2001-05-04
CIK 765880

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2001.

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

                              -------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [_]

     As of May 2, 2001 there were 51,062,314 shares of $1.00 par value common stock outstanding.

--------------------------------------------------------------------------------

                     HEALTH CARE PROPERTY INVESTORS, INC.

                                     INDEX

                        PART I.  FINANCIAL INFORMATION


                                                                      PAGE NO.
                                                                      --------

Item 1.         Financial Statements:


                Condensed Consolidated Balance Sheets
                March 31, 2001 and December 31, 2000..................      2

                Condensed Consolidated Statements of Income
                Three Months Ended March 31, 2001 and 2000............      3

                Condensed Consolidated Statements of Cash Flows
                Three Months Ended March 31, 2001 and 2000............      4

                Notes to Condensed Consolidated Financial Statements..      5


Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations.........     12


                          PART II. OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K......................     22

Signatures      ......................................................     26

                     Health Care Property Investors, Inc.

                     Condensed Consolidated Balance Sheets

                            (Amounts in thousands)

                                                                   March 31,                December 31,
                                                                     2001                       2000
                                                             ------------------        ------------------
                                                                 (Unaudited)
Assets
Real Estate Investments:
     Buildings and Improvements                                 $     2,166,055           $     2,140,591
     Accumulated Depreciation                                          (304,224)                 (287,719)
                                                               ----------------          ----------------
                                                                      1,861,831                 1,852,872
     Land                                                               248,149                   247,637
                                                               ----------------          ----------------
                                                                      2,109,980                 2,100,509
Loans Receivable                                                        173,962                   189,156
Investments in and Advances to Joint Ventures                            22,296                    22,615
Accounts Receivable                                                      14,910                    14,920
Other Assets                                                             15,835                    12,880
Cash and Cash Equivalents                                                 6,213                    58,623
                                                               ----------------          ----------------
Total Assets                                                    $     2,343,196           $     2,398,703
                                                               ================          ================

Liabilities and Stockholders' Equity
Bank Notes Payable                                              $       159,500           $       204,500
Senior Notes Payable                                                    776,693                   777,514
Mortgage Notes Payable                                                  175,637                   176,914
Accounts Payable, Accrued Liabilities and Deferred Income                59,770                    55,676
Minority Interests in Joint Ventures                                     14,404                    14,709
Minority Interests Convertible into Common Stock                         27,732                    24,835
Stockholders' Equity:
     Preferred Stock                                                    274,487                   274,487
     Common Stock                                                        51,009                    50,874
     Additional Paid-In Capital                                         930,894                   927,182
     Cumulative Net Income                                              787,942                   761,918
     Cumulative Dividends                                              (914,872)                 (869,906)
                                                               ----------------          ----------------

Total Stockholders' Equity                                            1,129,460                 1,144,555
                                                               ----------------          ----------------

Total Liabilities and Stockholders' Equity                      $     2,343,196           $     2,398,703
                                                               ================          ================

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

                     Health Care Property Investors, Inc.

                  Condensed Consolidated Statements of Income

                                  (Unaudited)

               (Amounts in thousands, except per share amounts)

                                                                             Three Months
                                                                            Ended March 31,
                                                              ---------------------------------------
                                                                    2001                   2000
                                                              ----------------       ----------------
Revenue
     Rental Income, Triple Net Properties                          $53,202                $52,826
     Rental Income, Managed Properties                              19,844                 20,114
     Interest and Other Income                                       5,319                  5,590
                                                              ----------------       ----------------
                                                                    78,365                 78,530
                                                              ----------------       ----------------

Expense
     Interest Expense                                               20,996                 21,214
     Real Estate Depreciation and Amortization                      18,739                 17,146
     Operating Expenses, Managed Properties                          7,239                  6,699
     General and Administrative Expenses                             3,256                  3,519
                                                              ----------------       ----------------
                                                                    50,230                 48,578
                                                              ----------------       ----------------

Income From Operations                                              28,135                 29,952
Minority Interests                                                  (1,337)                (1,413)
(Loss)/Gain on Sale of Real Estate Properties                         (774)                   684
                                                              ----------------       ----------------

Income Before Extraordinary Item                                    26,024                 29,223
Extraordinary Item- Gain on Extinguishment of Debt                     ---                    209
                                                              ----------------       ----------------

Net Income                                                          26,024                 29,432
Dividends to Preferred Stockholders                                 (6,225)                (6,225)
                                                              ----------------       ----------------

Net Income Applicable to Common Shares                             $19,799                $23,207
                                                              ================       ================

Basic/Diluted Earnings Per Common Share                            $  0.39                $  0.45
                                                              ================       ================

Weighted Average Shares Outstanding - Basic                         50,963                 51,285
                                                              ================       ================

Weighted Average Shares Outstanding - Diluted                       51,148                 51,300
                                                              ================       ================

   See accompanying Notes to Condensed Consolidated Financial Statements and
       Management's Discussion and Analysis of Financial Condition and
                            Results of Operations.

                     Health Care Property Investors, Inc.

                Condensed Consolidated Statements of Cash Flows

                                  (Unaudited)

                            (Amounts in thousands)

                                                                              Three Months
                                                                             Ended March 31,
                                                                --------------------------------------
                                                                      2001                  2000
                                                                ----------------      ----------------
Cash Flows From Operating Activities:
Net Income                                                          $ 26,024              $ 29,432
Adjustments to Reconcile Net Income to
 Net Cash Provided by Operating Activities:
   Real Estate Depreciation                                           18,739                17,146
   Non Cash Charges                                                    1,080                   727
   Joint Venture Adjustments                                             106                   487
   Loss/(Gain) on Sale of Real Estate Properties                         774                  (684)
   Gain on Extinguishment of Debt                                        ---                  (209)
 Changes in:
   Operating Assets                                                      450                 3,452
   Operating Liabilities                                               3,025                 6,445
                                                                ----------------      ----------------
Net Cash Provided By Operating Activities                             50,198                56,796
                                                                ================      ================

Cash Flows From Investing Activities:
Acquisition of Real Estate                                           (22,949)               (6,471)
Proceeds from the Sale of Real Estate Properties, Net                    686                 3,583
Other Investments and Loans                                           10,697                (1,235)
                                                                ----------------      ----------------
Net Cash Used In Investing Activities                                (11,566)               (4,123)
                                                                ================      ================

Cash Flows From Financing Activities:
Net Change in Bank Notes Payable                                     (45,000)               (2,300)
Repayment of Senior Notes Payable                                     (1,000)              (10,000)
Issuance of Senior Notes                                                 ---                24,865
Cash Proceeds from Issuing Common Stock                                1,218                    34
Periodic Payments on Mortgages                                        (1,277)                 (768)
Repurchase of Common and Preferred Stock                                 ---                (6,269)
Repurchase of Convertible Subordinated Notes Payable                     ---               (13,680)
Dividends Paid                                                       (44,966)              (43,163)
Other Financing Activities                                               (17)               (4,131)
                                                                ----------------      ----------------

Net Cash Used In Financing Activities                                (91,042)              (55,412)
                                                                ================      ================

Net Decrease In Cash And Cash Equivalents                            (52,410)               (2,739)

Cash And Cash Equivalents, Beginning Of Period                        58,623                 7,696
                                                                ----------------      ----------------

Cash And Cash Equivalents, End Of Period                            $  6,213              $  4,957
                                                                ================      ================

Capitalized Interest                                                $ ------              $    265
                                                                ================      ================

   See accompanying Notes to Condensed Consolidated Financial Statements and
       Management's Discussion and Analysis of Financial Condition and
                            Results of Operations.

                     HEALTH CARE PROPERTY INVESTORS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2001

                                  (Unaudited)


(1)  SIGNIFICANT ACCOUNTING POLICIES

     We, the management of Health Care Property Investors, Inc., believe that the unaudited financial information contained in this report reflects all adjustments that are necessary to state fairly the financial position, the results of operations, and the cash flows of the Company. Unless the context otherwise indicates, the Company or HCPI means Health Care Property Investors, Inc. and its affiliated subsidiaries and joint ventures. We both recommend and presume that users of this interim financial information read or have read or have access to the audited financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the preceding fiscal year ended December 31, 2000. Therefore, notes to the financial statements and other disclosures that would repeat the disclosures contained in our most recent annual report to security holders have been omitted. This interim financial information does not necessarily represent a full year's operations for various reasons, including acquisitions and dispositions, changes in rents and interest rates, and the timing of debt and equity financings.

Facility Operations:

     We own interests in 96 medical office buildings ("MOBs") and physician group practice clinics where property management is provided by independent property management companies. These facilities are leased to multiple tenants under gross, modified gross or triple net leases. These property management companies are supervised by our Asset Management Department. Rents and operating income attributable to these properties is included in Rental Income, Managed Properties in our financial statements. Expenses related to the operation of these facilities are recorded as Operating Expenses, Managed Properties.

Reclassifications:

     We have made reclassifications, where necessary, for comparative financial statement presentations.

(2)  QUARTERLY RESTATMENT

     During 2000, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements". We adopted this accounting pronouncement as required by the SEC during the quarter ended December 31, 2000. SAB 101 requires the recognition of contingent revenues after the performance hurdles of a lease are actually met. Prior to SAB 101, contingent revenues were estimated and recognized ratably when it was probable that lease revenue hurdles would be achieved. Due to our current lease structures, SAB 101 will delay the recognition of additional rents from the first quarter of a year to subsequent quarters of the year. Rents affected by SAB 101 generally have been received in cash ahead of what SAB 101 permits for income recognition and, in most cases, the annual revenue hurdles have historically been exceeded because of the stability of the revenue streams in our hospital facilities. It is anticipated that the SAB 101 standard will create volatility in our quarterly earnings and FFO while there should be minimal effect on our annual earnings and FFO.

     In accordance with Statement of Financial Accounting Standards No. 2 "Reporting Accounting Changes in Interim Financial Statements" and for ease of comparability, the quarterly results for 2000 are being restated to reflect the following quarterly impact of the pronouncement:

                                                                                       SAB 101
                                                                      As Reported      Impact        Restated
                                                                      -----------      ------        --------
Net Income:
 Quarter Ended March 31, 2000......................................   $ 33,154,000   $(3,722,000)  $ 29,432,000
 Quarter Ended June 30, 2000.......................................     34,506,000     1,996,000     36,502,000
 Quarter Ended September 30, 2000..................................     29,501,000     1,407,000     30,908,000
 Quarter Ended December 31, 2000...................................     36,606,000       319,000     36,925,000
                                                                      ------------   -----------    -----------
Total Effect of SAB 101 for 2000...................................   $133,767,000   $       ---   $133,767,000
                                                                      ============   ===========   ============

Basic Earnings Per Share:
 Quarter Ended March 31, 2000......................................   $       0.52   $     (0.07)  $       0.45
 Quarter Ended June 30, 2000.......................................           0.55          0.04           0.59
 Quarter Ended September 30, 2000..................................           0.46          0.03           0.49
 Quarter Ended December 31, 2000...................................           0.60           ---           0.60
                                                                      ------------   -----------   ------------
Total Effect of SAB 101 for 2000...................................   $       2.13   $       ---   $       2.13
                                                                      ============   ===========   ============

Funds From Operations:
 Quarter Ended March 31, 2000......................................   $ 43,669,000   $(3,722,000)  $ 39,947,000
 Quarter Ended June 30, 2000.......................................     43,351,000     1,996,000     45,347,000
 Quarter Ended September 30, 2000..................................     40,844,000     1,407,000     42,251,000
 Quarter Ended December 31, 2000...................................     43,480,000       319,000     43,799,000
                                                                      ------------   -----------   ------------
Total Effect of SAB 101 for 2000...................................   $171,344,000   $       ---   $171,344,000
                                                                      ============   ===========   ============

(3)  OPERATORS

     At March 31, 2001, we had approximately 91 health care operators and approximately 650 leases in the managed portfolio.

Major Operators:

     Listed below are our six largest operators and their respective percentage of total annualized revenue for the three months ended March 31, 2001. All of these operators are publicly traded companies and are subject to the informational filing requirements of the Securities and Exchange Act of 1934, as amended, and accordingly file periodic financial statements on Form 10-K and Form 10-Q with the Securities and Exchange Commission.

                                                                             Revenue             Percentage
                                                                       -----------------    -----------------
                                                                               (Dollar amounts in 000s)
     Tenet Healthcare Corporation                                            $56,367               19.5%
     HealthSouth Corporation                                                  16,218                5.6%
     Emeritus Corporation                                                     13,683                4.7%
     Kindred Healthcare, Inc. (formerly Vencor, Inc.)                         13,076                4.5%
     Beverly Enterprises                                                      12,686                4.4%
     HCA - The Healthcare Co.                                                 11,930                4.1%

Kindred Healthcare (Formerly Vencor, Inc.):

     On May 1, 1998, Vencor, Inc. completed a spin-off transaction to become two publicly held entities -- Ventas, Inc., a REIT, and Vencor, a health care operating company which at March 31, 2001 leased 33 of our properties of which nine are subleased to other operators. On September 13, 1999, Vencor filed for bankruptcy protection. Vencor exited bankruptcy in April 2001 and changed its name to Kindred Healthcare, Inc. ("Kindred"), assuming all 33 of our leased facilities (including nine subleased facilities).

     We are presently negotiating new leases with Kindred for 22 facilities that are scheduled to expire in 2001. Of the nine facilities that Kindred has subleased, we have entered into replacement leases for four facilities and are negotiating terms for the other facilities. We anticipate that a measurable net rent increase will result from the transactions discussed in this paragraph.

Other Long-Term Care and Assisted Living Operators:

     The financial condition of many long-term care providers, in part due to the implementation of the Medicare Prospective Payment System, resulted in several long-term care provider lessees filing for Chapter XI bankruptcy protection during late 1999 and early 2000. Lessees that remain in bankruptcy and their respective percentage of our annualized revenue are Sun Healthcare 1.0%, Integrated Health Services 0.6%, Genesis Health Ventures 0.5% and Mariner Post Acute Network 0.4%. The lessees in bankruptcy are current on all rents as of March 31, 2001 with the exception of minor pre-petition receivables which we believe will generally be payable once the plans of reorganization are confirmed.

     Improved reimbursements, a slowing economy with lower interest costs and better labor availability has improved nursing home operations generally. There are still certain operators and facilities that continue to experience operating problems. Some long-term care facility operators continue to be plagued by the low levels of Medicaid reimbursements in certain states, high labor costs and high costs of liability insurance. In Florida, the Senate and House has recently voted to protect nursing homes from costly lawsuits and to spend
additional monies to increase long-term care facility staffing.   This should
bring greater stability to operations within that state.

     A private nursing home operator, TLC Healthcare, recently informed us of its inability to continue operating its five long-term care facilities. We requested the courts in Oklahoma, where the facilities are located, to appoint a receiver for the properties. In turn, the receiver has appointed a management company we recommended to operate the facilities. Annual contracted rents from these facilities is about $1,400,000. In the short-term, we expect to receive approximately half of the contracted rents before we finalize new leases and transition to permanent new operators.

     The assisted living industry, from which we derive 14% of our revenue, has experienced overbuilding in a number of areas, slower fill-up rates compared to original forecasts, and margin pressure resulting from lower rents and higher liability insurance costs. These factors have required operators to raise additional capital in order to sustain operations during fill-up periods. Many operators may require additional capital to continue operations in the near term. However, overbuilding and increased costs have stemmed further development activity which should provide improvement in occupancy rates.

     During the past few months, Assisted Living Concepts, Balanced Care Corporation and Regent Assisted Living, three publicly traded assisted living companies that lease facilities from us, and National Assisted Living, a privately held operator, announced or actually began restructurings. Rents from these companies are 0.8%, 0.5%, 0.3% and 0.7% of our total revenue, respectively. We expect that four facilities (from a total of 16 facilities with the four operators) currently leased to two of these operators will result in a reduction of less than $750,000 in rental income over the next 12 months. We expect to recover rental levels in the future and currently do not expect revenue reductions from the remaining 12 facilities.

     We cannot assure you that the bankruptcies of certain long-term care operators and the trouble experienced by assisted living operators would not have a material adverse effect on our Net Income, FFO or the market value of our common stock.

(4)  REAL ESTATE INVESTMENTS AND DISPOSITIONS

     During the three months ended March 31, 2001, we acquired two long-term care facilities and an ownership interest in two medical office buildings, for an aggregate investment of approximately $28,000,000. The two medical office buildings are owned by HCPI/UTAH, LLC, a limited liability company of which we are the managing member. HCPI/UTAH, LLC issued 84,922 non-managing member units in a private placement under Section 4(2) of the Securities Act of 1933, as amended, in respect of its contribution of the two medical office buildings. These units which are recorded under Minority Interest in Joint Ventures are convertible into our common stock on a one-for-one basis.

     In the first quarter of 2000 we wrote down to net realizable value a physician clinic expected to be sold during 2001. The $1,600,000 one-time charge is included in Real Estate Depreciation Expense.

     During the three months ended March 31, 2001, we sold one long-term care facility and one clinic resulting in a net loss of $774,000.

(5)  STOCKHOLDERS' EQUITY

     The following table provides a summary of the activity for the Stockholders' Equity account for the three months ended March 31, 2001 (amounts in thousands):

                                     Preferred Stock                Common Stock
                                   -------------------  ---------------------------------
                                                                        Par    Additional                                Total
                                   Number of            Number of      Value    Paid In     Cumulative  Cumulative   Stockholders'
                                    Shares     Amount    Shares        Amount   Capital     Net Income  Dividends       Equity
----------------------------------------------------------------------------------------------------------------------------------
Balance,
    December 31, 2000                 11,722  $274,487     50,874     $50,874    $927,182     $761,918   $(869,906)     $1,144,555
Stock Options Exercised                                        45          45         930                                      975
Stock Grants Issued                                            83          83       2,570                                    2,653
Cancelled Shares                                               (1)         (1)        (23)                                     (24)
Common Stock Issued                                             8           8         235                                      243
Net Income                                                                                      26,024                      26,024
Dividends Paid - Preferred Shares                                                                           (6,225)         (6,225)
Dividends Paid - Common Shares                                                                             (38,741)        (38,741)
----------------------------------------------------------------------------------------------------------------------------------
Balance,
   March 31, 2001                     11,722  $274,487     51,009     $51,009    $930,894     $787,942   $(914,872)     $1,129,460
----------------------------------------------------------------------------------------------------------------------------------

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

(All amounts in thousands, except per share amounts)

                                                                              For the Three Months Ended
                                                            -------------------------------------------------------------
                                                                                                            Per Share
March 31, 2001                                                     Income               Shares                Amount
--------------------------------------------------------    ------------------    -----------------    ------------------
Basic Earnings Per Common Share:
Net Income Applicable to Common Shares                            $19,799               50,963                 $0.39
                                                                                                       ------------------

Dilutive Options                                                      ---                  185

Diluted Earnings Per Common Share:
Net Income Applicable to Common Shares                            $19,799               51,148                 $0.39
                                                                                                       ------------------

                                                                              For the Three Months Ended
                                                            -------------------------------------------------------------
                                                                                                            Per Share
March 31, 2000                                                     Income               Shares                Amount
--------------------------------------------------------    ------------------    -----------------    ------------------
Basic Earnings Per Common Share:
Net Income Applicable to Common Shares                            $23,207               51,285             $   0.45
                                                                                                           ========

Dilutive Options                                                      ---                   15
Diluted Earnings Per Common Share:
Net Income Applicable to Common Shares                            $23,207               51,300             $   0.45
                                                                                                           ========


(7)  SECURED DEBT

     During September 2000, we completed the final phase of a secured debt transaction which in the aggregate resulted in loan proceeds of $83 million on a portfolio of twelve medical office buildings and physician clinics with an investment value of approximately $138 million. The transaction was closed in two approximately equal installments. The loan features an average coupon of 8.12% (8.43% effective rate after including all costs) with interest payable over the first three years and interest plus principal payments based upon a 30 year amortization thereafter for the remainder of the ten year term. These proceeds were initially invested in reducing the borrowings under our revolving lines of credit and were used to fund the final payment of our convertible subordinated notes paid in November 2000.

(8)  FUNDS FROM OPERATIONS

     We believe that Funds From Operations ("FFO") is the most important supplemental measure of operating performance for a real estate investment trust. Because the historical cost accounting convention used for real estate assets requires straight-line depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen and fallen with market conditions, presentations of operating results for a real estate investment trust that uses historical cost accounting for depreciation could be less informative. The term FFO was designed by the real estate investment trust industry to address this problem.

     We adopted the definition of FFO prescribed by the National Association of Real Estate Investment Trusts ("NAREIT"). FFO is defined as Net Income applicable to common shares (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property and extraordinary items, plus real estate depreciation and real estate related amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis.

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

     Below are summaries of the calculation of FFO (all amounts in thousands):

                                                                                  Three Months
                                                                                 Ended March 31,
                                                               ------------------------------------------------
                                                                                 2001                      2000
                                                                         ------------              ------------

Net Income Applicable to Common Shares                                   $     19,799              $     23,207
Real Estate Depreciation and Amortization                                      18,739                    17,146
Joint Venture Adjustments                                                         106                       487
Extraordinary Item/Gain on Extinguishment of Debt                                 ---                      (209)
Gain/Loss on Sale of Real Estate Properties                                       774                      (684)
                                                                         ------------              ------------

Funds From Operations                                                    $     39,418              $     39,947
                                                                         ============              ============

     HCPI is required to report information about operations on the basis that it uses internally to measure performance under Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, effective beginning in 1998.

(9)  COMMITMENTS

     Since March 31, 2001, we have acquired and are committed to acquire or construct an additional $35,000,000 of health care real estate.

(10) SUBSEQUENT EVENTS

     On April 23, 2001, the Board of Directors declared a quarterly dividend of $0.77 per common share payable on May 18, 2001 to shareholders of record on the close of business on May 3, 2001.

     The Board of Directors also declared a cash dividend of $0.492188 per share on its series A cumulative preferred stock, $0.54375 per share on its series B cumulative preferred stock and $0.5375 per share on its series C cumulative preferred stock depositary shares. These dividends will be paid on June 29, 2001 to shareholders of record as of the close of business on June 15, 2001.

(11) NEW PROUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". Statement 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. Statement 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Statement 133, as amended by SFAS 137 and 138, is effective for fiscal years beginning after June 15, 2000. The current effect of adopting Statement 133 is not material.

                     HEALTH CARE PROPERTY INVESTORS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


GENERAL

     We are in the business of acquiring health care facilities that we lease on a long-term basis to health care providers. On a more limited basis, we have provided mortgage financing on health care facilities. As of March 31, 2001, our portfolio of properties, including equity investments, consisted of 412 facilities located in 42 states. These facilities are comprised of 173 long-term care facilities, 86 congregate care and assisted living facilities, 43 physician group practice clinics, 80 medical office buildings, 21 acute care hospitals, and nine freestanding rehabilitation facilities. The gross investment in the properties, which includes joint venture acquisitions, was approximately $2.6 billion at March 31, 2001.

     The financial information presented for 2001 reflects the impact of the implementation of Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101" "Revenue Recognition in Financial Statements"). SAB 101 requires the recognition of contingent revenues when the performance hurdles of a lessee are actually met. Prior to SAB 101, contingent revenues were estimated and recognized ratably when it was probable the lessee revenue hurdles would be achieved. Due to our current lease structures, SAB 101 will delay the recognition of additional rents from the first quarter of a year to subsequent quarters of the year. Rents affected by SAB 101 generally have been received in cash ahead of what SAB 101 permits for income recognition and, in most cases, the annual revenue hurdles have historically been exceeded because of the stability of the revenue streams in our hospital facilities. It is anticipated that the SAB 101 standard will create volatility in our quarterly earnings and FFO while there should be minimal effect on our annual earnings and FFO.

     Our implementation of SAB 101 had a minor impact in reducing income by $300,000 in the results of operations for the year ended December 31, 2000. For comparability purposes, we have restated the results of operations for the quarter ended March 31, 2000 to reflect the impact of SAB 101 had the pronouncement been adopted as of January 1, 2000. In the first quarter of 2001, we deferred customary cash rental receipts of $4,134,000 in accordance with SAB
101. The effect of SAB 101 on the first quarter 2000 was to decrease income by $3,722,000.

     We have commitments to purchase and construct health care facilities totaling approximately $35 million which are expected to fund during the next six months. We expect that a significant portion of these commitments will be funded; however, experience suggests that some committed transactions may not close for various reasons including unsatisfied pre-closing conditions, competitive financing sources, final negotiation differences or operator's ability to obtain required internal or governmental approvals.

RESULTS OF OPERATIONS

     Net Income applicable to common shares for the three months ended March 31, 2001 totaled $19,799,000 or $0.39 of basic earnings per share on revenue of $78,365,000. This compares to $23,207,000 or $0.45 of basic earnings per share on revenue of $78,530,000 for the same period in 2000, as restated for the effects of SAB 101. Net Income applicable to common shares for the three months ended March 31, 2001 and March 31, 2000 included a $774,000 or $0.01 per basic share loss on the sale of real estate properties and $684,000 or $0.01 per basic share gain on the sale of real estate properties, respectively. In addition, Net Income applicable to common shares for the three months ended March 31, 2001 includes a $1,600,000 or $0.03 per basic share one time charge as a result of the write-down of a facility to realizable value expected to be sold in the second quarter of 2001.

     Rental Income, Triple Net Properties for the three months ended March 31, 2001 increased $376,000 to $53,202,000 as compared to the same period in the prior year. The increase was primarily the result of net rental income increases earned during the first quarter of 2001 offset by dispositions made during 2000 and an increased impact from SAB 101. Rental Income, attributable to Managed Properties for the quarter ended March 31, 2001 decreased $270,000 to $19,844,000 with a related increase in Managed Properties Operating Expenses of $540,000 to $7,239,000 resulting in a decreased net operating income on Managed Properties of $810,000. The decrease was primarily the result of vacancies in single tenant buildings and increases in operating expenses, including utility costs. Interest and Other Income for the three months ended March 31, 2001 decreased $271,000 to $5,319,000 primarily as a result of the payoff of two loans receivable at the beginning of the first quarter of 2001.

     Interest Expense for the three months ended March 31, 2001 decreased $218,000 to $20,996,000. The decrease is primarily the result of lower interest rates on short term borrowings. The increase in Depreciation for the three months ended March 31, 2001 of $1,593,000 to $18,739,000 is the direct result of the write-down of the facility held for sale discussed previously.

     We believe that Funds From Operations ("FFO"), the generally accepted measure of REIT operating performance, is an important supplemental measure of operating performance. FFO for the three months ended March 31, 2001 decreased $529,000 to $39,418,000 as compared to the same period in the prior year. The decrease is primarily due to a decrease in net operating income from Managed Properties and a decrease in Interest and Other Income offset by an increase in Rental Income Triple Net Properties all discussed in more detail above.

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

LIQUIDITY AND CAPITAL RESOURCES

     We have financed investments through the issuance of common and preferred stock, issuance of long-term debt, assumption of mortgage debt, the mortgaging of certain of our properties, use of short-term bank lines and use of internally generated cash flows. We have also raised cash through the disposition of assets. Management believes that our liquidity and sources of capital are adequate to finance our operations. Future investments in additional facilities will be dependent upon availability of cost effective sources of capital.

     At March 31, 2001, stockholders' equity totaled $1,129,460 and the debt to equity ratio was 0.98 to 1.00. For the three months ended March 31, 2001, FFO (before interest expense) covered Interest Expense at a ratio of 2.90 to 1.00.

Secured Debt

     During September 2000, we completed the final phase of a secured debt transaction which in the aggregate resulted in loan proceeds of $83 million at an average effective interest rate of 8.43% on a portfolio of twelve medical office buildings and physician clinics with an investment value of approximately $138 million. These proceeds were used to fund the final payment of our convertible subordinated notes paid in November 2000.

     At March 31, 2001, we had a total of $175,637,000 in Mortgage Notes Payable secured by 33 health care facilities with a net book value of approximately $310,525,000. Interest rates on the Mortgage Notes ranged from 3.40% to 10.63%.

Senior Unsecured Debt

     Total debt presently represents 35.3% and 49.6% of our total market and book capitalization, respectively. Our senior debt is rated BBB+/BBB+/Baa2 by Standard & Poor's, Fitch and Moody's, respectively, and has been rated medium investment grade continuously since 1986, when we first received a bond rating.

     The following table summarizes the financing activities relating to Senior Unsecured Debt since January 1999:

                                                                                                      Amount
Date                                    Maturity                     Coupon Rate                 Issued/(Redeemed)
---------------------------     -----------------------     --------------------------      ----------------------------
February 1999                            5 years                           6.92%                      25,000,000
April 1999                               5 years                   7.00% - 7.48%                      37,000,000
May 1999                                   ---                     10.55%-10.57%                     (10,000,000)
November 1999                            2 years                           7.05%                     100,000,000 (1)
November 1999                            7 years                           7.50%                     120,000,000 (1)
November 1999                              ---                             8.81%                      (5,000,000)
February 2000                              ---                             8.87%                     (10,000,000)
February 2000                            4 years                           9.00%                      25,000,000
March 2001                                 ---                             7.05%                      (1,000,000)

(1)  Assumed in connection with the merger with American Health Properties.

Equity

          In May 1999, we completed an equity offering of 1,000,000 shares of our common stock which raised $31,400,000 of equity with net proceeds of $29,600,000. We used the net proceeds from the equity offering to pay down short-term borrowings under our revolving lines of credit. We invested any excess funds in short-term investments until they were needed for acquisitions or development.

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

Revolving Lines of Credit

          We have two revolving lines of credit with the same bank group, one for $103,000,000 that expires on November 2, 2001 and one for $207,000,000 that expires on November 3, 2003. As March 31, 2001, we had $147,000,000 available on these lines of credit.

Retained Cash Flows

          Since our inception in May 1985, we have recorded approximately $1,015,751,000 in cumulative FFO. Of this amount, we have distributed a total of $856,192,000 to stockholders as dividends on common stock. We have retained the balance of $159,559,000 and used it as an additional source of capital.

          On February 20, 2001, we paid a dividend of $0.76 per common share or $38,741,000 in the aggregate. During the second quarter of 2001, we declared a dividend of $0.77 per common share or approximately $39,241,000 in the aggregate to be paid May 18, 2001 to shareholders of record on the close of business May 3, 2001.

Available Financing Sources

          As of April 2001, we had $372,000,000 available for future financing of debt and equity securities under a shelf registration statement filed with the Securities and Exchange Commission. Of that amount, we have approximately $85,000,000 available under Medium-Term Note senior debt programs. These amounts may be issued from time to time in the future based on our needs and then existing market conditions.

Planned Asset Sales

          We have presently identified approximately $30,000,000 of properties, excluding those that are vacant, that we may sell. These include medical office buildings, long-term care facilities and assisted living facilities. With respect to these properties, there is an expressed interest in the purchase of the property from either the existing tenant or a third party. Assets for sale consist of properties that present an opportunity to raise capital for reinvestment at a positive spread. Due to the complexities of real estate transactions and the potential of leasing rather than selling, it is not possible to predict exactly whether, or when, such transactions will be consummated.

Letters of Credit

          At May 3, 2001, we held approximately $59,522,000 in irrevocable letters of credit from commercial banks and depositary accounts to secure the obligations of many lessees' lease and borrowers' loan obligations. We may draw upon the letters of credit or depositary accounts if there are any defaults under the leases and/or loans. Amounts available under letters of credit or depositary accounts could change based upon facility operating conditions and other factors and such changes may be material.

Facility Rollovers

          As of March 31, 2001, we have 43 facilities that are subject to lease expiration and mortgage maturities during the remainder of 2001. These facilities currently represent approximately 4.0% of annualized revenue. For the year ending December 31, 2002, we have 6 facilities, representing approximately 5.8% of annualized revenue, that are subject to lease expiration and mortgage maturities.

SUPPLEMENTARY FINANCIAL AND OPERATING INFORMATION

Internal Growth

          For the three months ended March 31, 2001, we had internal same facility rent growth, net of rent decreases, of approximately $287,000 or 0.05% of rents in our Triple Net portfolio.

Acquisitions

          Through May 1, 2001, we had closed on five new investments totaling $35,000,000. These purchases included three continuum of care model health care facilities, which emphasize nursing care but also include assisted living and Alzheimer care. The purchases also included two medical office buildings.

Vacant Facilities

          As of May 1, 2001, we have 10 vacant buildings with an estimated value of $21,000,000 for which we are not receiving rent. They consist primarily of small physician group practice clinics. We have implemented an aggressive program to sell or lease these properties. One facility sale is expected to close and two facility leases are expected to be executed before June 30, 2001. When all of the vacant facilities are sold or leased, the positive effect on Funds From Operations is expected to be approximately $3,000,000 per year.

Managed Medical Office And Clinic Portfolio

     The 4,000,000 square feet managed medical office building and physician group practice clinic portfolio produces 18% of our revenue. First quarter 2001 occupancy of multi-tenant buildings remains at 90%, with new lease commitments in excess of 50,000 square feet. The majority of the new leasing activity in the multi-tenant office portfolio was offset by single- tenant building vacancies (see above under Vacant Facilities).

California Energy Costs

     Most of our investments in California are acute care hospitals, long-term care facilities and assisted living facilities, all of which are triple-net leased to health care providers. Under a triple-net lease, the tenants are responsible for the costs of utilities. We also have 11 managed medical office buildings in California in which we have a total investment amount of $122 million. In 67% of the medical office buildings, 100% of the energy costs incurred are passed through to tenants. The remainder of the leases call for partial tenant reimbursements of increased operating costs. Aggressive efforts are being implemented to reduce costs in other reimbursable expense categories in order to help offset the increase in utilities.

Future Earnings Growth

     Management expects that the combination of lower rents from certain properties and operators, the slow pace of new acquisitions and the long lead times necessary to sell or lease certain facilities may lower our growth in earnings and FFO over the near term. As market conditions continue to improve, we anticipate that we will deploy new capital in positive spread investments, thereby improving future growth rates.

PORTFOLIO BY TYPE

                                            # of                             # of         # of         Investment     Investment
                                         Properties     Investment/(1)/   Beds/Units     Sq. Ft.      Per Bed/Unit    Per Sq. Ft.
                                        ------------   ---------------   -----------   -----------   -------------   ------------
Acute Care Hospitals                             21    $      657,688          2,934     3,040,000        $    224   $        216
Long-Term Care Facilities                       173           634,441         20,919     6,261,000              30            101
Medical Office Buildings                         80           626,153            ---     4,510,000             ---            139
Congregate Care/
 Assisted Living Facilities                      86           408,150          6,554     4,597,000              62             89
Physician Group Practice Clinics                 43           166,066            ---     1,189,000             ---            140
Rehabilitation Hospitals                          9           113,942            685       708,000             166            161
                                        -----------    --------------   ------------   -----------
Grand Total                                     412    $    2,606,440         31,092    20,305,000
                                        ===========    ==============   ============   ===========

Managed Portfolio/(3)/                           96    $      584,865                    4,061,000                   $        144
                                        ===========    ===============                 ===========                   ============

                                                                                 Return on
                                       Revenue/(2)/          Percentage          Investment
                                      --------------        ------------       --------------
Acute Care Hospitals                  $      81,153               28.0%               12.3%
Long-Term Care Facilities                    77,728               26.9%               12.3%
Medical Office Buildings                     58,811               20.3%                9.4%
Congregate Care/
 Assisted Living Facilities                  41,060               14.2%               10.1%
Physician Group Practice Clinics             15,598                5.4%                9.3%
Rehabilitation Hospitals                     15,144                5.2%               13.3%
                                      --------------        ------------       --------------
Grand Total                           $     289,494              100.0%               11.1%
                                      ==============        ============       ==============

Managed Portfolio/(2),(3)/            $      53,688               18.5%
                                      ==============        ============

PORTFOLIO BY STATE

                                         Revenue/(2)/          Percentage
                                        -------------         ------------
California                                 $ 53,752               18.6%
Texas                                        34,767               12.0%
Indiana                                      24,911                8.6%
Florida                                      24,686                8.5%
Utah                                         17,051                5.9%
Other (37 States)                           134,327               46.4%
                                        -------------         ------------
Grand Total (42 States)                    $289,494              100.0%
                                        =============         ============

At March 31, 2001, we had approximately 91 health care operators and approximately 650 leases in the managed portfolio.

(1)  Includes joint venture investments and incorporates all partners' assets.

(2) Annualized rental and interest income on total investments above. Includes net operating income ("NOI") on managed portfolio.

(3) Includes managed Medical Office Buildings and Physician Group Practice Clinics included in the preceding totals.

FACILITY RELATED INFORMATION

                                                               Current                Prior
                                                               Quarter               Quarter
                                                          -----------------      ----------------
Selected Occupancy Data:
   Long-Term Care Facilities/(1) (2)/                            82%                    83%
   Congregate Care/Assisted Living Facilities/(2)/               80%                    81%
   Acute Care Hospitals                                          50%                    52%
   Rehabilitation Hospitals                                      76%                    76%
   Managed Multi-Tenant Medical Office Buildings                 90%                    90%
Cash Flow Coverage Before Management Fees                       2.6                    2.6
Cash Flow Coverage After Management Fees                        2.3                    2.3

LEASE UP STATISTICS ON NEW ASSISTED LIVING FACILITIES:

                                           Average Months                                      Percent of
   Occupancy          Facilities            In Operation                 Revenue                Revenues
----------------   ---------------   --------------------------   ---------------------    ------------------
    0% - 50%              5                      18.9                    $   2,271                0.8%
   50% - 70%              3                      21.6                    $     577                0.2%
   70% - 90%              9                      23.0                    $   5,081                1.8%
                                                                                           ------------------
                                                                                                  2.8%
                                                                                           ==================

(1) Restated occupancy statistics -- available beds rather than licensed beds in the denominator.
(2) Excludes newly completed facilities under start up.

CAUTIONARY LANGUAGE REGARDING FORWARD LOOKING STATEMENTS

     Statements in this Quarterly Report that are not historical factual statements are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements include, among other things, statements regarding the intent, belief or expectations of HCPI and its officers and can be identified by the use of terminology such as "may", "will", "expect", "believe", "intend", "plan", "estimate", "should" and other comparable terms or the negative thereof. In addition, we, through our senior management, from time to time make forward looking oral and written public statements concerning our expected future operations and other developments. Shareholders and investors are cautioned that, while forward looking statements reflect our good faith belief and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties. Actual results may differ materially from the expectations contained in the forward-looking statements as a result of various factors. In addition to the factors set forth under the caption Risk Factors in our annual report on Form 10-K, readers should consider the following:

 (a) Legislative, regulatory, or other changes in the health care industry at the local, state or federal level which increase the costs of or otherwise affect the operations of our lessees;
 (b) Changes in the reimbursement available to our lessees and mortgagors by governmental or private payors, including changes in Medicare and Medicaid payment levels and the availability and cost of third party insurance coverage;
 (c) Competition for lessees and mortgagors, including with respect to new leases and mortgages and the renewal or rollover of existing leases;
 (d) Availability of suitable health care facilities to acquire at a favorable cost of capital and the competition for such acquisition and financing of health care facilities;
 (e) The ability of our lessees and mortgagors to operate our properties in a manner sufficient to maintain or increase revenues and to generate sufficient income to make rent and loan payments;
 (f) The financial weakness of operators in the long-term care and assisted living sectors, including the bankruptcies of certain of our tenants, which results in uncertainties in our ability to continue to realize the full benefit of such operators' leases;
 (g) Changes in national or regional economic conditions, including changes in interest rates and the availability and cost of capital for us; and
 (h) The risk that we will not be able to sell or lease facilities that are currently vacant.

DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risks related to fluctuations in interest rates on our mortgage loans receivable and on our debt instruments.

     We provide mortgage loans to operators of health care facilities in the normal course of business. All of the mortgage loans receivable have fixed interest rates or interest rates with periodic fixed increases. Therefore, the mortgage loans receivable are all considered to be fixed rate loans.

     We may assume mortgage notes payable already in place as part of an acquisition transaction. Currently we have two mortgage notes payable with variable interest rates and the remaining mortgage notes payable have fixed interest rates or interest rates with fixed periodic increases. Our Senior Notes are at fixed rates. The variable rate loans are at interest rates below the current prime rate of 7.5%, and fluctuations are tied to the prime rate or to a rate currently below the prime rate.

     Fluctuation in the interest rate environment will not affect our future earnings and cash flows on our fixed rate debt until that debt matures and must be replaced or refinanced. Interest rate changes will affect the fair value of the fixed rate instruments. Conversely, changes in interest rates on variable rate debt would change our future earnings and cash flows, but not affect the fair value on those instruments. Assuming a one percentage point increase in the interest rate related to the variable rate debt including the mortgage notes payable and the bank lines of credit, and assuming no change in the outstanding balance as of year end, interest expense for 2001 would increase by approximately $1,650,000.

NEW PRONOUNCEMENTS

     See Note 11 to the financial statements for a discussion of our implementation of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" and Note 2 for a discussion of our adoption of Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements" released by the Securities and Exchange Commission ("SEC").

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

          4.6 Registration Rights Agreement dated November 20, 1998 between HCPI and James D. Bremner (incorporated by reference to exhibit
               4.8 to HCPI's annual report on form 10-K for the year ended December 31, 1999). This exhibit is identical in all material respects to two other documents except the parties thereto. The parties to these other documents, other than HCPI, were James P. Revel and Michael F. Wiley.
          4.7 Registration Rights Agreement dated January 20, 1999 between HCPI and Boyer Castle Dale Medical Clinic, L.L.C. (incorporated by reference to exhibit 4.9 to HCPI's annual report on form 10-K for the year ended December 31, 1999). This exhibit is identical in all material respects to 13 other documents except the parties thereto. The parties to these other documents, other than HCPI, were Boyer Centerville Clinic Company, L.C., Boyer Elko, L.C., Boyer Desert Springs, L.C., Boyer Grantsville Medical, L.C., Boyer-Ogden Medical Associates, LTD., Boyer Ogden Medical Associates No. 2, LTD., Boyer Salt Lake Industrial Clinic Associates, LTD., Boyer-St. Mark's Medical Associates, LTD., Boyer McKay-Dee Associates, LTD., Boyer St. Mark's Medical Associates #2, LTD., Boyer Iomega, L.C., Boyer Springville, L.C., and - Boyer Primary Care Clinic Associates, LTD. #2.
          4.8 Form of Deposit Agreement (including form of Depositary Receipt with respect to the Depositary Shares, each representing one-one hundredth of a share of our 8.60% Cumulative Redeemable Preferred Stock, Series C) dated as of March 1, 2001 by and among HCPI, Wells Fargo Bank Minnesota, N.A. and the holders from time to time of the Depositary Shares described therein.
          4.9 Indenture, dated as of January 15, 1997, between American Health Properties, Inc. and The Bank of New York, as trustee (incorporated herein by reference to exhibit 4.1 to American Health Properties, Inc.'s current report on form 8-K (file no. 001-09381), dated January 21, 1997).
          4.10 First Supplemental Indenture, dated as of November 4, 1999, between HCPI and The Bank of New York, as trustee (incorporated by reference to HCPI's quarterly report on form 10-Q for the period ended September 30, 1999).
          4.11 Dividend Reinvestment and Stock Purchase Plan, dated November 9, 2000 (incorporated by reference to exhibit 99.1 to HCPI's registration statement on form S-3 dated November 13, 2000).
          10.1 Amendment No. 1, dated as of May 30, 1985, to Partnership Agreement of Health Care Property Partners, a California general partnership, the general partners of which consist of HCPI and certain affiliates of Tenet (incorporated by reference to exhibit
               10.1 to HCPI's annual report on form 10-K for the year ended December 31, 1985).
          10.2 HCPI Second Amended and Restated Directors Stock Incentive Plan (incorporated by reference to exhibit 10.43 to HCPI's quarterly report on form 10-Q for the period ended March 31, 1997).*
          10.3 HCPI Second Amended and Restated Stock Incentive Plan (incorporated by reference to exhibit 10.44 to HCPI's quarterly report on form 10-Q for the period ended March 31, 1997).*

          10.4 First Amendment to Second Amended and Restated Directors Stock Incentive Plan, effective as of November 3, 1999 (incorporated by reference to exhibit 10.1 to HCPI's quarterly report on form 10-Q for the period ended September 30, 1999).*
          10.5 Second Amendment to Second Amended and Restated Directors Stock Incentive Plan, effective as of January 4, 2000 (incorporated by reference to exhibit 10.15 to HCPI's annual report on form 10-K for the year ended December 31, 1999).*
          10.6 First Amendment to Second Amended and Restated Stock Incentive Plan effective as of November 3, 1999 (incorporated by reference to exhibit 10.3 to HCPI's quarterly report on form 10-Q for the period ended September 30, 1999).*
          10.7 HCPI 2000 Stock Incentive Plan, effective as of March 23, 2000 (incorporated by reference to Appendix A of HCPI's Proxy Statement used at the annual meeting of stockholders held on May 9, 2000).*
          10.8 HCPI Second Amended and Restated Directors Deferred Compensation Plan (incorporated by reference to exhibit 10.45 to HCPI's quarterly report on form 10-Q for the period ended September 30,
                1997).*
          10.9 Second Amendment to Second Amended and Restated Directors Deferred Compensation Plan, effective as of November 3, 1999 (incorporated by reference to exhibit 10.2 to HCPI's quarterly report on form 10-Q for the period ended September 30, 1999).
          10.10 Fourth Amendment to Second Amended and Restated Director Deferred Compensation Plan, effective as of January 4, 2000 (incorporated by reference to exhibit 10.17 to HCPI's annual report on form 10-K for the year ended December 31, 1999).*
          10.11 Employment Agreement dated October 13, 2000 between HCPI and Kenneth B. Roath (incorporated by reference to exhibit 10.11 to HCPI's annual report on Form 10-K for the year ended December 31, 2001).*
          10.12 Various letter agreements, each dated as of October 16, 2000, among HCPI and certain key employees of the Company (incorporated by reference to exhibit 10.12 to HCPI's annual report on Form 10-K for the year ended December 31, 2001).*

          10.13 HCPI Executive Retirement Plan (incorporated by reference to exhibit 10.28 to HCPI's annual report on Form 10-K for the year ended December 31, 1987).*
          10.14 Amendment No. 1 to HCPI Executive Retirement Plan (incorporated by reference to exhibit 10.39 to HCPI's annual report on form 10-K for the year ended December 31, 1995).*
          10.15 Stock Transfer Agency Agreement between HCPI and The Bank of New York dated as of July 1, 1996 (incorporated by reference to exhibit 10.40 to HCPI's quarterly report on form 10-Q for the period ended September 30, 1996).
          10.16 Amended and Restated Limited Liability Company Agreement dated November 20, 1998 of HCPI/Indiana, LLC (incorporated by reference to exhibit 10.15 to HCPI's annual report on form 10-k for the year ended December 31, 1998).

          10.17 Amended and Restated Limited Liability Company Agreement dated January 20, 1999 of HCPI/Utah, LLC (incorporated by reference to exhibit 10.16 to HCPI's annual report on form 10-K for the year ended December 31, 1998).
          10.18 Revolving Credit Agreement, dated as of November 3, 1999, among HCPI, each of the banks identified on the signature pages hereof, The Bank of New York, as agent for the banks and as issuing bank, and Bank of America, N.A. and Wells Fargo Bank, N.A., as co-documentation agents, with BNY Capital Markets, Inc., as lead arranger and Book Manager (incorporated by reference to exhibit 10.4 to HCPI's quarterly report on form 10-Q for the period ended September 30, 1999).
          10.19 364-Day Revolving Credit Agreement, dated as of November 3, 1999 among HCPI, each of the banks identified on the signature pages hereof, The Bank of New York, as agent for the banks, and Bank of America, N.A. and Wells Fargo Bank, N.A., as co-documentation agents, with BNY Capital Markets, Inc., as lead arranger and book manager (incorporated by reference to exhibit 10.5 to HCPI's quarterly report on form 10-Q for the period ended September 30, 1999).
          10.20 Cross-Collateralization, Cross-Contribution and Cross-Default Agreement, dated as of July 20, 2000, by HCP Medical Office Buildings II, LLC, and Texas HCP Medical Office Buildings, L.P., for the benefit of First Union National Bank (incorporated by reference to exhibit 10.20 to HCPI's annual report on Form 10-K for the year ended December 31, 2001).
          10.21 Cross-Collateralization, Cross-Contribution and Cross-Default Agreement, dated as of August 31, 2000, by HCP Medical Office Buildings I, LLC, and Meadowdome, LLC, for the benefit of First Union National Bank (incorporated by reference to exhibit 10.21 to HCPI's annual report on Form 10-K for the year ended December 31, 2001).
          10.22 Amendment No. 2 to HCPI Executive Retirement Plan.*

          *     Management Contract or Compensatory Plan or Arrangement.


       b) Reports on Form 8-K:

          None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 3, 2001         HEALTH CARE PROPERTY INVESTORS, INC.
                               (REGISTRANT)


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