Form 10-Q
period 2001-06-30
HEALTH CARE PROPERTY INVESTORS INC
filed 2001-08-03
CIK 765880

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.
    For the quarterly period ended June 30, 2001.

                                       OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.
    For the transition period from _______ to _______

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

                                --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No[_]

     As of August 2, 2001 there were 55,283,459 shares of $1.00 par value common stock outstanding.

--------------------------------------------------------------------------------

                     HEALTH CARE PROPERTY INVESTORS, INC.

                                     INDEX

                        PART I.  FINANCIAL INFORMATION



                                                                   PAGE NO.
                                                                   --------

Item 1.  Financial Statements:
         Condensed Consolidated Balance Sheets
         June 30, 2001 and December 31, 2000....................      2

         Condensed Consolidated Statements of Income
         Six and Three Months Ended June 30, 2001 and 2000......      3

         Condensed Consolidated Statements of Cash Flows
         Six Months Ended June 30, 2001 and 2000................      4

         Notes to Condensed Consolidated Financial Statements...      5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations..........     12

                          PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders....     24

Item 6.  Exhibits and Reports on Form 8-K.......................     25

Signatures......................................................     29

                     Health Care Property Investors, Inc.

                     Condensed Consolidated Balance Sheets

                             (Amounts in thousands)


                                                                 June 30,       December 31,
                                                                   2001             2000
                                                                ----------      -----------
                                                                (Unaudited)
Assets
Real Estate Investments:
     Buildings and Improvements                                 $2,174,208       $2,140,591
     Accumulated Depreciation                                     (318,995)        (287,719)
                                                                ----------       ----------
                                                                 1,855,213        1,852,872
     Land                                                          244,232          247,637
                                                                ----------       ----------
                                                                 2,099,445        2,100,509
Loans Receivable                                                   174,514          189,156
Investments in and Advances to Joint Ventures                       22,215           22,615
Accounts Receivable                                                 18,060           14,920
Other Assets                                                        14,328           12,880
Cash and Cash Equivalents                                           16,131           58,623
                                                                ----------       ----------
Total Assets                                                    $2,344,693       $2,398,703
                                                                ==========       ==========

Liabilities and Stockholders' Equity
Bank Notes Payable                                              $   40,300       $  204,500
Senior Notes Payable                                               776,872          777,514
Mortgage Notes Payable                                             174,497          176,914
Accounts Payable, Accrued Liabilities and Deferred Income           53,890           55,676
Minority Interests in Joint Ventures                                14,168           14,709
Minority Interests Convertible into Common Stock                    27,741           24,835
Stockholders' Equity:
     Preferred Stock                                               274,487          274,487
     Common Stock                                                   55,219           50,874
     Additional Paid-In Capital                                  1,065,093          927,182
     Cumulative Net Income                                         822,842          761,918
     Cumulative Dividends                                         (960,416)        (869,906)
                                                                ----------       ----------
Total Stockholders' Equity                                       1,257,225        1,144,555
                                                                ----------       ----------
Total Liabilities and Stockholders' Equity                      $2,344,693       $2,398,703
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

                      Health Care Property Investors, Inc.

                  Condensed Consolidated Statements of Income

                                  (Unaudited)

                (Amounts in thousands, except per share amounts)

                                                           Three Months                       Six Months
                                                          Ended June 30,                    Ended June 30,
                                                    ---------------------------        --------------------------
                                                       2001              2000             2001             2000
                                                    ---------         ---------        ---------        ---------
Revenue
     Rental Income, Triple Net Properties             $58,958           $58,564         $112,160         $111,390
     Rental Income, Managed Properties                 20,144            19,695           39,988           39,809
     Interest and Other Income                          5,348             5,833           10,667           11,423
                                                    ---------         ---------        ---------        ---------
                                                       84,450            84,092          162,815          162,622
                                                    ---------         ---------        ---------        ---------
Expense
     Interest Expense                                  19,553            21,535           40,549           42,749
     Real Estate Depreciation and Amortization         18,101            17,447           36,840           34,593
     Operating Expenses, Managed Properties             7,321             6,753           14,560           13,452
     General and Administrative Expenses                3,509             3,220            6,765            6,739
                                                    ---------         ---------        ---------        ---------
                                                       48,484            48,955           98,714           97,533
                                                    ---------         ---------        ---------        ---------

Income From Operations                                 35,966            35,137           64,101           65,089
Minority Interests                                     (1,598)           (1,664)          (2,935)          (3,077)
Gain/(Loss) on Sale of Real Estate Properties             532             3,029             (242)           3,713
                                                    ---------         ---------        ---------        ---------

Income Before Extraordinary Item                       34,900            36,502           60,924           65,725
Extraordinary Item- Gain on Extinguishment of Debt         -                 -                -               209
                                                    ---------         ---------        ---------        ---------

Net Income                                             34,900            36,502           60,924           65,934
Dividends to Preferred Stockholders                    (6,225)           (6,225)         (12,450)         (12,450)
                                                    ---------         ---------        ---------        ---------

Net Income Applicable to Common Shares                $28,675           $30,277         $ 48,474         $ 53,484
                                                    =========         =========        =========        =========

Basic/Diluted Earnings Per Common Share                 $0.54             $0.59            $0.93            $1.04
                                                    =========         =========        =========        =========

Weighted Average Shares Outstanding - Basic            53,162            51,069           52,069           51,177
                                                    =========         =========        =========        =========

Weighted Average Shares Outstanding - Diluted          53,389            51,093           52,258           51,201
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

                            Health Care Property Investors, Inc.

                     Condensed Consolidated Statements of Cash Flows

                                        (Unaudited)

                                   (Amounts in thousands)

                                                                Six Months
                                                              Ended June 30,
                                                         ----------------------
                                                            2001         2000
                                                         ----------    --------
Cash Flows From Operating Activities:
Net Income                                                $  60,924    $ 65,934
Adjustments to Reconcile Net Income to
 Net Cash Provided by Operating Activities:
   Real Estate Depreciation                                  36,840      34,593
   Non Cash Charges                                           2,132       1,810
   Joint Venture Adjustments                                     (7)      1,139
   Loss/(Gain) on Sale of Real Estate Properties                242      (3,713)
   Gain on Extinguishment of Debt                                --        (209)
 Changes in:
   Operating Assets                                          (1,816)      8,118
   Operating Liabilities                                     (3,090)     (6,497)
                                                         ----------    --------
Net Cash Provided By Operating Activities                    95,225     101,175
                                                         ----------    --------

Cash Flows From Investing Activities:
Acquisition of Real Estate                                  (53,263)    (12,618)
Proceeds from the Sale of Real Estate Properties, Net        23,854       9,442
Final Payment on Mortgage Loan Receivable                    11,823          --
Other Investments and Loans                                  (1,755)       (887)
                                                         ----------    --------
Net Cash Used In Investing Activities                       (19,341)     (4,063)
                                                         ----------    --------

Cash Flows From Financing Activities:
Net Change in Bank Notes Payable                           (164,200)      5,300
Cash Proceeds from Issuing Common Stock                     139,537       1,414
Repayment of Senior Notes Payable                            (1,000)    (10,000)
Issuance of Senior Notes                                         --      24,865
Periodic Payments on Mortgages                               (2,417)     (1,695)
Repurchase of Common and Preferred Stock                        (24)    (15,283)
Repurchase of Convertible Subordinated Notes Payable             --     (13,680)
Dividends Paid                                              (90,510)    (86,696)
Other Financing Activities                                      238      (1,856)
                                                         ----------    --------

Net Cash Used In Financing Activities                      (118,376)    (97,631)
                                                         ----------    --------

Net Decrease In Cash And Cash Equivalents                   (42,492)       (519)

Cash And Cash Equivalents, Beginning Of Period               58,623       7,696
                                                         ----------    --------
Cash And Cash Equivalents, End Of Period                  $  16,131    $  7,177
                                                         ==========    ========
Capitalized Interest                                      $      --    $    523
                                                         ==========    ========

   See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations.

                     HEALTH CARE PROPERTY INVESTORS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2001

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

Facility Operations:

     We own interests in 91 medical office buildings ("MOBs") and physician group practice clinics where property management is provided by independent property management companies. These facilities are leased to multiple tenants under gross, modified gross or triple net leases. These independent property management companies are supervised by our Asset Management Department. Rents and operating income attributable to these properties is included in Rental Income, Managed Properties in our financial statements. Expenses related to the operation of these facilities are recorded as Operating Expenses, Managed Properties.

Reclassifications:

     We have made reclassifications, where necessary, for comparative financial statement presentations.

(2)  QUARTERLY RESTATEMENT

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

     In accordance with Statement of Financial Accounting Standards No. 2 "Reporting Accounting Changes in Interim Financial Statements" and for ease of comparability, the quarterly results for 2000 are restated to reflect the following quarterly impact of the pronouncement:

                                                           SAB 101
                                       As Reported         Impact           Restated
                                      -------------     -------------     ------------
Net Income:
 Quarter Ended March 31, 2000......   $  33,154,000     $ (3,722,000)     $ 29,432,000
 Quarter Ended June 30, 2000.......      34,506,000         1,996,000       36,502,000
 Quarter Ended September 30, 2000..      29,501,000         1,407,000       30,908,000
 Quarter Ended December 31, 2000...      36,606,000           319,000       36,925,000
                                       ------------     -------------     ------------
Total Effect of SAB 101 for 2000...    $133,767,000     $          --     $133,767,000
                                       ============     =============     ============

Basic Earnings Per Share:
 Quarter Ended March 31, 2000......    $       0.52     $       (0.07)    $       0.45
 Quarter Ended June 30, 2000.......            0.55              0.04             0.59
 Quarter Ended September 30, 2000..            0.46              0.03             0.49
 Quarter Ended December 31, 2000...            0.60                --             0.60
                                       ------------     -------------     ------------
Total Effect of SAB 101 for 2000...    $       2.13     $          --     $       2.13
                                       ============     =============     ============

Funds From Operations:
 Quarter Ended March 31, 2000......    $ 43,669,000     $  (3,722,000)    $ 39,947,000
 Quarter Ended June 30, 2000.......      43,351,000         1,996,000       45,347,000
 Quarter Ended September 30, 2000..      40,844,000         1,407,000       42,251,000
 Quarter Ended December 31, 2000...      43,480,000           319,000       43,799,000
                                       ------------      ------------     ------------
Total Effect of SAB 101 for 2000...    $171,344,000      $         --     $171,344,000
                                       ============      ============     ============

(3)  OPERATORS

     At June 30, 2001, we had approximately 91 health care operators and approximately 625 leases in the managed portfolio.

Major Operators:

     Listed below are our six largest operators and their respective percentage of total annualized revenue for the six months ended June 30, 2001. All of these operators are publicly traded companies and are subject to the informational filing requirements of the Securities Exchange Act of 1934, as amended, and accordingly file periodic financial statements on Form 10-K and Form 10-Q with the Securities and Exchange Commission.

                                                        Revenue            Percentage
                                                        -------            ----------
                                                           (Dollar amounts in 000s)
Tenet Healthcare Corporation                                $55,652           19.0%
HealthSouth Corporation                                      16,691           5.7%
Kindred Healthcare, Inc. (formerly Vencor, Inc.)             16,586           5.7%
Emeritus Corporation                                         13,769           4.7%
Beverly Enterprises                                          12,669           4.3%
HCA - The Healthcare Co.                                     12,216           4.2%

Kindred Healthcare (formerly Vencor, Inc.):

     On May 1, 1998, Vencor, Inc. completed a spin-off transaction to become two publicly held entities -- Ventas, Inc., a REIT, and Vencor, Inc., a health care operating company, which at June 30, 2001 leased 32 of our properties of which nine are subleased to other operators. On September 13, 1999, Vencor, Inc. filed for bankruptcy protection. Vencor, Inc. exited bankruptcy in April 2001 and changed its name to Kindred Healthcare, Inc. ("Kindred"), assuming all 32 of our facility leases (including nine subleased facilities).

     We have negotiated new ten year leases with Kindred for 22 facilities that were scheduled to expire in August 2001. The annual rent on these facilities will increase by $3,300,000 to $16,100,000 in the first lease year. Of the remaining ten facilities, eight will be leased directly to current Kindred sublessees or third parties for lower rents to HCPI of an estimated $800,000 per year and two are being considered for sale or lease to a third party.

Other Long-Term Care and Assisted Living Operators:

     The financial condition of many long-term care providers, in part due to the implementation of the Medicare Prospective Payment System, resulted in several long-term care provider lessees filing for Chapter XI bankruptcy protection during late 1999 and early 2000. Lessees that remain in bankruptcy and their respective percentage of our annualized revenue are Sun Healthcare 1.0%, Integrated Health Services 0.5%, Mariner Post Acute Network 0.4%, Lenox 0.3% and Genesis Health Ventures 0.2%. Certain leases with Sun, Integrated, Lenox and Genesis have been renegotiated. Most of the lessees in bankruptcy are current on all rents as of June 30, 2001 with the exception of minor pre-petition receivables which we believe will generally be payable once the plans of reorganization are confirmed.

     Improved reimbursements and a slowing economy with lower interest rates have improved nursing home operations generally, tempered in part by increased liability insurance and labor costs. There are still certain operators and facilities that continue to experience operating problems. Some long-term care facility operators continue to be plagued by low levels of Medicaid reimbursements in certain states. In Florida, tort liability reform legislation was enacted recently which may help to stabilize long-term care facility operations in that state.

     The Company owns ten long-term care facilities in Oklahoma, four West Coast long-term care facilities, and three additional long-term care facilities (one in Wisconsin, two in Massachusetts) whose operations have been negatively affected by the bankruptcies of the operators of these facilities (TLC, Lenox Healthcare and Genesis Health Ventures, respectively). The Company is presently recording net rental revenue of $650,000 from these 17 properties. In the second quarter of 2000, the Company recorded $1,300,000 from these same properties. Management expects improved results from higher lease revenue or sales of these properties in the next 12 months.

     The assisted living industry, from which the Company derives 14% of its revenue, has experienced overbuilding in a number of areas, slower fill-up rates compared to original forecasts, and margin pressure resulting from lower rents from residents and higher liability insurance costs. These factors have required operators to raise additional capital in order to sustain operations during fill-up periods and even more capital may be required. However, these factors have slowed development activity which should allow continuing fill-up of existing facilities and improvement in industry census. Many companies in the assisted living industry, including certain lessees of the Company, are in the process of reorganizing their capital structures including their leasing arrangements.

     We cannot assure you that the bankruptcies of certain long-term care operators and the trouble experienced by assisted living operators would not have a material adverse effect on our Net Income, FFO or the market value of our common stock.

(4)  REAL ESTATE INVESTMENTS AND DISPOSITIONS

     During the six months ended June 30, 2001, we acquired three skilled nursing facilities, an ownership interest in two medical office buildings, and three continuum of care model health facilities that emphasize nursing care, for an aggregate investment of approximately $57,000,000.

     The two medical office buildings are owned by HCPI/Utah, LLC, a limited liability company of which we are the managing member. HCPI/Utah, LLC issued 84,922 non-managing member units in a private placement under Section 4(2) of the Securities Act of 1933, as amended, related to the contribution of the two medical office buildings. These units which are recorded under Minority Interest in Joint Ventures are convertible into our common stock on a one-for-one basis.

   During the six months ended June 30, 2001, we wrote down to net realizable value a physician clinic and a medical office building expected to be sold during 2001. The $570,000 and $2,170,000 one-time charges for the three and six months ended June 30, 2001, respectively, are included in Real Estate Depreciation Expense.

     During the six months ended June 2001, we sold six clinics, two long-term care facilities, one medical office building and a land parcel for $24,000,000 resulting in a net loss of $242,000.

(5)  STOCKHOLDERS' EQUITY

     The following table provides a summary of the activity for the Stockholders' Equity account for the six months ended June 30, 2001 (amounts in thousands):

                               Preferred Stock                  Common Stock
                             --------------------    ----------------------------------
                                                                     Par     Additional                                   Total
                             Number of               Number of      Value      Paid In     Cumulative    Cumulative    Stockholders'
                              Shares      Amount       Shares       Amount     Capital     Net Income    Dividends        Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance,
December 31, 2000              11,722    $274,487      50,874      $50,874    $ 927,182     $761,918    $(869,906)      $1,144,555
Stock Options Exercised                                   121          121        2,836                                      2,957
Stock Grants Issued                                        84           84        2,646                                      2,730
Cancelled Shares                                           (1)          (1)         (23)                                       (24)
Common Stock Issued                                     4,141        4,141      132,452                                    136,593
Net Income                                                                                    60,924                        60,924
Dividends Paid--Preferred Shares                                                                          (12,450)         (12,450)
Dividends Paid--Common Shares                                                                             (78,060)         (78,060)
------------------------------------------------------------------------------------------------------------------------------------
Balance,
 June 30, 2001                 11,722    $274,487      55,219      $55,219   $1,065,093     $822,842    $(960,416)      $1,257,225
------------------------------------------------------------------------------------------------------------------------------------


     In May 2001, we issued 4,025,000 shares of common stock at $34.80 per share realizing net proceeds of $133,000,000. As of June 30, 2001, a further $4,000,000 has been realized from our new Stock Purchase and Dividend Reinvestment Plan. These proceeds have been utilized to temporarily pay down the revolving line of credit, pending deployment on long-term investments.

(6)   EARNINGS PER COMMON SHARE

     We compute earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic earnings per common share is computed by dividing Net Income applicable to common shares by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share are calculated including the effect, if any, of dilutive securities. Options to purchase shares of common stock that had an exercise price in excess of the average market price of the common stock during the period are not included because they are not dilutive.

(All amounts in thousands, except per share amounts)

                                              For the Three Months Ended               For the Six Months Ended
                                        -------------------------------------   ------------------------------------
                                                                   Per Share                               Per Share
June 30, 2001                             Income       Shares       Amount        Income       Shares       Amount
--------------------------------------  -----------  ----------  ------------   -----------  -----------  ----------
Basic Earnings Per Common Share:
Net Income Applicable to Common Shares    $28,675      53,162           $0.54     $48,474      52,069          $0.93
                                                                 ============                             ==========

Dilutive Options                               --         227                          --         189

Diluted Earnings Per Common Share:
Net Income Applicable to Common
Shares Plus Assumed Conversions            $28,675      53,389          $0.54     $48,474      52,258          $0.93
                                                                 ============                             ==========

                                                For the Three Months Ended               For the Six Months Ended
                                          ------------------------------------     -----------------------------------
                                                                     Per Share                               Per Share
June 30, 2000                               Income       Shares       Amount        Income       Shares       Amount
--------------------------------------    ----------   ----------    ---------     --------     --------    ----------
Basic Earnings Per Common Share:
Net Income Applicable to Common Shares      $30,277      51,069          $0.59      $53,484      51,177          $1.04
                                                                     =========                              ==========

Dilutive Options                                 --          24                          --          24

Diluted Earnings Per Common Share:
Net Income Applicable to Common
 Shares Plus Assumed Conversions            $30,277      51,093          $0.59      $53,484      51,201          $1.04
                                                                     =========                              ==========

(7)  FUNDS FROM OPERATIONS

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

     Below are summaries of the calculation of FFO (all amounts in thousands):

                                                                 Three Months                          Six Months
                                                                Ended June 30,                        Ended June 30,
                                                       ----------------------------           ----------------------------
                                                          2001              2000                  2001              2000
                                                       ----------        ----------           -----------       ----------
Net Income Applicable to Common Shares                    $28,675           $30,277              $48,474           $53,484
Real Estate Depreciation and Amortization                  18,101            17,447               36,840            34,593
Joint Venture Adjustments                                    (113)              652                   (7)            1,139
Extraordinary Item/Gain on Extinguishment of Debt             ---               ---                  ---              (209)
(Gain)/Loss on Sale of Real Estate Properties                (532)           (3,029)                 242            (3,713)
                                                       ----------        ----------           ----------        ----------
Funds From Operations                                     $46,131           $45,347              $85,549           $85,294
                                                       ==========        ==========           ==========        ==========

     HCPI is required to report information about operations on the basis that it uses internally to measure performance under Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, effective beginning in 1998.

(8)  COMMITMENTS

     In July 2001, we entered into a commitment to acquire 12 medical office buildings and six health care research and laboratory facilities. The estimated aggregate purchase price of $126,000,000 includes the initial purchase of six medical office buildings and five health care research and laboratory facilities for $81,200,000 with the remaining seven facilities to be constructed over the next two years. Funding for the properties will include our assumption of $18,600,000 in secured debt, the issuance of approximately $50,000,000 of equity in the form of operating units through a Down-REIT structure (a newly created
LLC), and cash of $57,000,000.

     Additionally, we have acquired real estate properties and have outstanding commitments to fund the development of facilities on those properties of approximately $5,400,000, and are committed to construct $27,300,000 of healthcare facilities and acquire an additional $30,400,000 of existing healthcare real estate.

(9)  SUBSEQUENT EVENTS

     On July 23, 2001, the Board of Directors declared a quarterly dividend of $0.78 per common share payable on August 20, 2001 to shareholders of record on the close of business on August 3, 2001.

     The Board of Directors also declared a cash dividend of $0.492188 per share on its series A cumulative preferred stock, $0.54375 per share on its series B cumulative preferred stock and $0.5375 per share on its series C cumulative preferred stock depositary shares. These dividends will be paid on September 28, 2001 to shareholders of record as of the close of business on September 14, 2001.

(10) NEW PROUNCEMENTS

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

                      HEALTH CARE PROPERTY INVESTORS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


GENERAL

     We are in the business of acquiring health care facilities that we lease on a long-term basis to health care providers. HCPI also leases medical office space to providers and physicians on a shorter term basis. On a more limited basis, we have provided mortgage financing on health care facilities. As of June 30, 2001, our portfolio of properties, including equity investments, consisted of 409 facilities located in 42 states. These facilities are comprised of 176 long-term care facilities, 86 congregate care and assisted living facilities, 38 physician group practice clinics, 79 medical office buildings, 21 acute care hospitals, and nine freestanding rehabilitation facilities. The gross investment in the properties, which includes joint venture acquisitions, was approximately $2.6 billion at June 30, 2001.

     We have commitments to purchase and construct health care facilities totaling approximately $189 million which are expected to fund in the future. We expect that a significant portion of these commitments will be funded; however, experience suggests that some committed transactions may not close for various reasons including unsatisfied closing conditions, competitive financing sources, final negotiation differences or the operator's inability to obtain required internal or governmental approvals.

     The financial information presented for 2001 reflects the impact of the implementation of Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101" "Revenue Recognition in Financial Statements"). For comparability purposes, the Company has restated the results of operations for the three and six months ended June 30, 2000 to reflect the impact of SAB 101 had the pronouncement been adopted as of January 1, 2000. The effect of SAB 101 on the three and six months ended June 30, 2000 is to increase income by $1,996,000 or $0.04 per share and decrease income $1,726,000, or $0.03 per share, respectively.

RESULTS OF OPERATIONS

     Net Income applicable to common shares for the three and six months ended June 30, 2001 totaled $28,675,000 and $48,474,000 or $0.54 and $0.93 of basic earnings per share on revenue of $84,450,000 and $162,815,000, respectively. This compares to $30,277,000 and $53,484,000 or $0.59 and $1.04 of basic earnings per share on revenue of $84,092,000 and $162,622,000 for the same period in 2000, as restated for the effects of SAB 101. Net Income applicable to common shares for the three months ended June 30, 2001 and June 30, 2000 included a $532,000 or $0.01 per basic share and $3,029,000 or $0.06 per basic share gain on the sale of real estate properties, respectively. Net Income applicable to common shares for the six months ended June 30, 2001 and June 30, 2000 included a $242,000 or $0.005 per basic share loss on the sale of real estate properties and $3,713,000 or $0.07 per basic share gain on the sale of real estate properties, respectively. In addition, Net Income applicable to common shares for the three months ended June 30, 2001 includes a $570,000 or $0.01 per basic share one time charge as a result of the write-down of one facility to realizable value expected to be sold during 2001. Net Income applicable to common shares for the six months ended June 30, 2001 includes a $2,170,000 or $0.04 per basic share one time charge as a result of the write-down of two facilities to realizable value expected to be sold during 2001.

     Rental Income, Triple Net Properties for the three and six months ended June 30, 2001 increased $394,000 and $770,000 to $58,958,000 and $112,160,000 as
compared to the same period in the prior year. The increase was primarily the result of net rental income increases earned during the first and second quarter of 2001 and an increased impact from SAB 101 offset by dispositions made during 2000 and 2001. Rental Income, attributable to Managed Properties for the three and six months ended June 30, 2001 increased $449,000 and $179,000 to $20,144,000 and $39,988,000, respectively as compared to the same period in the prior year with a related increase in Operating Expenses, Managed Properties of $568,000 and $1,108,000 to $7,321,000 and $14,560,000 resulting in decreased net operating income on Managed Properties of $119,000 and $929,000. The decrease was primarily the result of vacancies in single tenant buildings and increases in operating expenses, including utility costs. Interest and Other Income for the three and six months ended June 30, 2001 decreased $485,000 and $756,000 to $5,348,000 and $10,667,000 primarily as a result of the payoff of two loans receivable at the beginning of the first quarter of 2001.

     Interest Expense for the three months and six ended June 30, 2001 decreased $1,982,000 and $2,200,000 to $19,553,000 and $40,549,000, respectively. The decrease is the result of the pay down of the line of credit with the equity offering proceeds and lower interest rates on short-term borrowings. The increase in Depreciation for the three and six months ended June 30, 2001 of $654,000 and $2,247,000 to $18,101,000 and $36,840,000 is the direct result of the write-down of the facilities held for sale discussed previously.

     We believe that Funds From Operations ("FFO"), the generally accepted measure of REIT operating performance, is an important supplemental measure of operating performance. FFO for the three months ended June 30, 2001 increased $784,000 to $46,131,000 as compared to the same period in the prior year. The increase is primarily due to an increase in Rental Income Triple Net Properties, an increased impact from SAB 101, and a decrease in Interest Expense offset by dispositions made during 2000 and 2001 and a decrease in Interest and Other Income all discussed in more detail above.

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

     At June 30, 2001, stockholders' equity totaled $1,257,225,000 and the debt to equity ratio was 0.79 to 1.00. For the six months ended June 30, 2001, FFO (before interest expense) covered Interest Expense at a ratio of 3.10 to 1.00.

Tabulated below is the Company's debt maturity table by year and in the aggregate.

                   2001...........  $  15,000,000
                   2002...........    121,000,000
                   2003...........     83,000,000
                   2004...........    105,000,000
                   2005...........    236,000,000
                   Thereafter.....    432,000,000
                                    -------------
                                     $992,000,000
                                    =============

     The next significant refinancing by the Company will be the pay-off of $99,000,000 of 7.05% senior notes, scheduled for January 2002.

Revolving Lines of Credit

          We have two revolving lines of credit with the same bank group, one for $103,000,000 that expires on November 2, 2001 and one for $207,000,000 that expires on November 3, 2003. As June 30, 2001, we had $266,200,000 available on these lines of credit.

Secured Debt

          At June 30, 2001, we had a total of $174,497,000 in Mortgage Notes Payable secured by 33 health care facilities with a net book value of approximately $306,657,000. Interest rates on the Mortgage Notes ranged from 4.66% to 10.63% with an average rate of 8.01%.

Senior Unsecured Debt

     Total debt presently represents 30.5% and 44.1% of our total market and book capitalization, respectively. Our senior debt is rated BBB+/BBB+/Baa2 by Standard & Poor's, Fitch and Moody's, respectively, and has been rated medium investment grade continuously since 1986, when we first received a bond rating.

     The following table summarizes the financing activities relating to Senior Unsecured Debt since January 2000:

                                                              Amount
Date                Maturity       Coupon Rate           Issued/(Redeemed)
-------------       --------       -----------        ------------------------
February 2000          --             8.87%                 (10,000,000)
February 2000        4 years          9.00%                  25,000,000
March 2001             --             7.05%                  (1,000,000)

Equity

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

     In May 2001, we issued 4,025,000 shares of common stock at $34.80 per share realizing net proceeds of $133,000,000. A further $4,000,000 has been realized from our new Stock Purchase and Dividend Reinvestment Plan. These proceeds have been utilized to temporarily pay down the revolving line of credit, pending deployment on long-term investments.

Retained Cash Flows

     Since our inception in May 1985, we have recorded approximately $1,061,882,000 in cumulative FFO. Of this amount, we have distributed a total of $895,511,000 to stockholders as dividends on common stock. We have retained the balance of $166,371,000 and used it as an additional source of capital.

     On May 18, 2001, we paid a dividend of $0.77 per common share or $39,318,000 in the aggregate. During the third quarter of 2001, we declared a dividend of $0.78 per common share or approximately $43,071,000 in the aggregate to be paid August 20, 2001 to shareholders of record on the close of business August 3, 2001.

Available Financing Sources

     As of July 2001, we had $232,000,000 available for future financing of debt and equity securities under a shelf registration statement filed with the Securities and Exchange Commission. Of that amount, we have approximately $85,000,000 available under Medium-Term Note senior debt programs. These amounts may be issued from time to time in the future based on our needs and then existing market conditions.

Planned Asset Sales

     We have presently identified approximately $28,000,000 of properties, excluding those that are vacant, that we may sell. These include medical office buildings, long-term care facilities and assisted living facilities. With respect to these properties, there is an expressed interest in the purchase of the property from either the existing tenant or a third party. These assets consist of properties that present an opportunity to raise capital for reinvestment at a positive spread. Due to the complexities of real estate transactions and the potential of leasing rather than selling, it is not possible to predict exactly whether, or when, such transactions will be consummated.

Letters of Credit

     At July 26, 2001, we held approximately $50,470,000 in irrevocable letters of credit from commercial banks and depositary accounts to secure the obligations of many lessees' lease and borrowers' loan obligations. We may draw upon the letters of credit or depositary accounts if there are any defaults under the leases and/or loans. Amounts available under letters of credit or depositary accounts could change based upon facility operating conditions and other factors and such changes may be material.

Facility Rollovers

     As of June 30, 2001, we have 9 facilities that are subject to lease expiration and mortgage maturities during the remainder of 2001. These facilities currently represent approximately 0.4% of annualized revenue. For the year ending December 31, 2002, we have five facilities, representing approximately 2.7% of annualized revenue, that are subject to lease expiration and mortgage maturities.

SUPPLEMENTARY FINANCIAL AND OPERATING INFORMATION

Internal Growth

     For the six months ended June 30, 2001, we had internal same facility rent growth, net of rent decreases, of approximately $1,212,000 or 1.1% of rents in our Triple Net portfolio.

Acquisitions

     Through June 30, 2001, we had closed on eight new investments totaling $57,000,000 with an average lease rate of 11.3%. These purchases included three continuum of care model health care facilities, which emphasize nursing care but also include assisted living and Alzheimer care. The purchases also included two medical office buildings and three skilled nursing facilities.

Vacant Facilities

     As of June 30, 2001, we have eight vacant buildings for which we are not receiving rent and one medical office/clinic building in Phoenix which is being rented to new tenants as it transitions from a single-tenant to a multi-tenant building. The fair market value of the eight vacant properties at June 30, 2001 is estimated to be $15,000,000. They consist primarily of small physician group practice clinics. We have implemented an aggressive program to sell or lease these properties. We sold three vacant facilities during the six months ended June 30, 2001. It is expected that at least two additional vacant buildings will be sold or leased before September 30, 2001. When all of the facilities are sold or leased, the positive effect on Funds From Operations is expected to be approximately $2,700,000 per year or $0.05 per share.

Managed Medical Office And Clinic Portfolio

     The 3,900,000 square foot managed medical office building and physician group practice clinic portfolio produces approximately 18% of the Company's revenue. Although total second quarter 2001 occupancy decreased to 89%, due to a large tenant bankruptcy and subsequent default, second quarter leasing activity was strong with 22,000 square feet of new leases executed and the renewal of 66,000 square feet of existing leases. Occupancy for the remainder of the year is expected to increase including the effect of sales of vacant buildings, currently under contract.

Future Earnings Growth

     Management expects that the combination of lower rents from certain properties and operators, the slow pace of new acquisitions and the long lead times necessary to sell or lease certain facilities may lower our growth in earnings and FFO over the near term. As market conditions continue to improve, we anticipate that we will deploy new capital in positive spread investments, thereby improving future growth rates over the long-term.

PORTFOLIO OVERVIEW:

                                                                         Physician
                     Acute       Long-      Medical       Congregate       Group        Rehabi-                %  of
                     Care      Term Care    Office       Care/Assisted    Practice     litation    Portfolio Portfolio   Managed
                   Hospitals  Facilities   Buildings   Living Facilities  Clinics      Hospitals     Total     Total   Portfolio (3)
------------------------------------------------------------------------------------------------------------------------------------
Revenue by
State (1)
   California     $   28,071  $    5,161   $   11,567        $    3,742   $    4,507   $     --  $    53,048    18.1%
   Texas               8,147       2,110       10,985             9,228        1,541      1,753       33,764    11.5%
   Indiana                --      18,018        6,682             1,420           --         --       26,120     8.9%
   Florida             7,408       6,597        1,738             2,842        2,593      2,250       23,428     8.0%
   Utah                8,047         473        8,574                --           --         --       17,094     5.8%
   Tennessee              --      10,544        1,285                12        1,673         --       13,514     4.6%
   North Carolina      7,619       3,131           --             1,370          516         --       12,636     4.3%
   Other
    (35 States)       21,866      36,766       17,492            22,659        3,506     11,551      113,840    38.8%
                  ------------------------------------------------------------------------------------------------------------------
                  $   81,158  $   82,800   $   58,323        $   41,273   $   14,336   $ 15,554  $   293,444   100.0%    $   52,009
                  ------------------------------------------------------------------------------------------------------------------
Percentage of
 Total Revenue          27.7%       28.1%        19.9%             14.1%         4.9%       5.3%       100.0%                  17.1%


Investment (2)    $  657,603  $  664,568   $  617,270        $  404,872   $  151,812   $113,943  $ 2,610,068             $  570,008
Return on
 Investments            12.3%       12.5%         9.4%             10.2%         9.4%      13.7%        11.2%                    --
Number of
 Properties               21         176           79                86           38          9          409                     91
Vacant
 Properties               --           3            3                --            2         --            8                     --

Number of
 Beds/Units            2,934      21,336           --             6,554           --        685       31,509                     --
Number of
 Square Feet       3,040,000   6,389,000    4,439,000         4,597,000    1,056,000    708,000   20,229,000              3,906,000

Investment per
 Bed/Unit         $      224  $       31   $       --        $       62   $       --   $    166  $       --               $      --
Investment per
 Square Foot      $      216  $      104   $      139        $       88   $      144   $    161  $       --               $     146

Occupancy
 Data-Current
 Quarter (4)              52%         83%          --                81%          --         75%          --                     89%

Occupancy Data-
  Prior
  Quarter (4)             50%         82%          --                80%          --         76%          --                     90%


(1) Annualized rental and interest income on total investments above. Includes net operating income (NOI) on managed portfolio.
(2)  Includes joint venture investments and incorporates all partners' assets.
(3) Includes managed Medical Office Buildings and Physician Group Practice Clinics included in the preceding totals.
(4) Excludes facilities under construction and newly completed facilities under start up.

PORTFOLIO BY OPERATOR/TENANT:

Operator/Tenant  (1)                                     Revenue (2)              Percentage
--------------------------------------------------------------------------------------------
Tenet Healthcare                                             $ 55,652                  19.0%
HealthSouth Corporation                                        16,691                   5.7%
Kindred Healthcare, Inc.                                       16,586                   5.7%
Emeritus Corporation                                           13,769                   4.7%
Beverly Enterprises                                            12,669                   4.3%
HCA - The Healthcare Company                                   12,216                   4.2%
Centennial Healthcare                                           8,668                   3.0%
Not-For-Profit Investment Grade Tenants                         6,277                   2.1%
Other Publicly Traded Operators or Guarantors
      (14 Operators)                                           27,108                   9.2%
Other Non Public Operators and Tenants                        123,808                  42.1%
                                                         -----------------------------------
            Grand Total                                      $293,444                 100.0%
                                                         ===================================

OPERATORS AT RISK:

                                                       Annual Rental
Operator                                               Income to HCPI
-----------------------------------------------------------------------
Sun Healthcare                                             $2,828
Integrated Health Services                                  1,558
Genesis Health Ventures                                     1,487
Mariner Post Acute Network                                  1,212
TLC                                                         1,042
Lenox Healthcare                                              762
                                                           ------
                                                           $8,889
                                                           ------
Percent of Revenue                                            3.0%
                                                           ------
Near Term Potential Future Rent Reduction From              1,055
 the Above Operators
Percent of Revenue                                           0.4%
                                                           -----

(1) At June 30, 2001, the Company had approximately 91 health care operators and approximately 625 leases in the managed portfolio.
(2) Annualized rental and interest income on total investments above. Includes net operating income (NOI) on managed portfolio.

RENEWAL INFORMATION:

                        Lease Expirations and
                         Mortgage Maturities
            --------------------------------------------
    Year    Revenue (2) (3)                 Percentage
--------------------------------------------------------
    2001                      $  1,107               0.4%
    2002                         7,898               2.7%
    2003                         8,341               2.9%
    2004                        65,849              22.4%
    2005                        26,435               9.0%
 Thereafter                    183,814              62.6%
            --------------------------------------------
Grand Total                   $293,444             100.0%
            ============================================

SAME STORE GROWTH:

Rent Growth on Comparable Facilities for the
Six Months Ended June 30, 2001 vs. June 30, 2000

Triple Net Properties:
Number of Facilities                                        272
Revenue Increase                                         $1,212

Managed Properties:
Number of Facilities                                         83
Occupancy Percentage at June 30, 2001                        92%
Occupancy Percentage Change from
  June 30, 2000                                              (2%)
Net Operating Income Decrease                            $  803

LEASE UP STATISTICS ON NEW ASSISTED LIVING FACILITIES:

                                    Average Months               Percent of
    Occupancy       Facilities       in Operation      Rents      Revenue
----------------------------------------------------------------------------
    0% -  50%            3               20.5         $  881         0.30%
    50% -  70%           6               26.2          2,677         0.91%
    70% -  90%           6               26.0          3,944         1.35%
                                                                ------------
                                                                     2.56%
                                                                ============

(2) Annualized rental and interest income on total investments above. Includes net operating income (NOI) on managed portfolio.

(3) This column includes the revenue impact by year and the total annualized rental and interest income associated with the properties subject to lease expiration, lessees' renewal option and/or purchase options and mortgage maturities.

                                              Three Months          Six Months
                                                  Ended                Ended
                                              June 30, 2001        June 30, 2001
                                           -------------------------------------
CAPITAL EXPENDITURES:
Acquisitions                                       $28,739             $56,844
Rentable Square Footage                                165                 347


                                            Current Quarter        Prior Quarter
                                           -------------------------------------
CASH FLOW COVERAGE:

Cash Flow Coverage Before
  Management Fees                                      2.6                 2.6
Cash Flow Coverage After
  Management Fees                                      2.3                 2.3

RETAINED FUNDS FROM OPERATIONS:

Retained Funds From Operations                    $  6,812             $    677
Inception-to-Date of Funds From
  Operations Retained                             $166,371             $159,559

Inception-to-Date Percent of Funds
 From Operations Retained                             15.7%                15.7%


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

       We may assume mortgage notes payable already in place as part of an acquisition transaction. Currently we have two mortgage notes payable with variable interest rates and the remaining mortgage notes payable have fixed interest rates or interest rates with fixed periodic increases. Our Senior Notes are at fixed rates. The variable rate loans are at interest rates below the current prime rate of 6.75%, and fluctuations are tied to the prime rate or to a rate currently below the prime rate.

       Fluctuation in the interest rate environment will not affect our future earnings and cash flows on our fixed rate debt until that debt matures and must be replaced or refinanced. Interest rate changes will affect the fair value of the fixed rate instruments. Conversely, changes in interest rates on variable rate debt would change our future earnings and cash flows, but not affect the fair value on those instruments. Assuming a one percentage point increase in the interest rate related to the variable rate debt including the mortgage notes payable and the bank lines of credit, and assuming no change in the outstanding balance as of year end, interest expense for 2001 would increase by approximately $455,000.

       The principal amount and the average interest rates for the mortgage loans receivable and debt categorized by the final maturity dates is presented in the table below. Certain of the mortgage loans receivable and certain of the debt securities require periodic principal payments prior to the final maturity date. The fair value estimates for the mortgage loans receivable are based on the estimates of management and on rates currently prevailing for comparable loans. The fair market value estimates for debt securities are based on discounting future cash flows utilizing current rates offered to us for debt of the same type and remaining maturity.

                                                                                 Maturity
                                        ------------------------------------------------------------------------------------------
                                                                                                                           Fair
                                        2001       2002        2003        2004        2005    Thereafter     Total        Value
                                       -------------------------------------------------------------------------------------------
ASSETS
  Mortgage Loans Receivable            $   921   $  3,048     $ 2,325     $ 2,528    $  2,773    $134,727    $146,322     $140,827
     Weighted Average Interest Rate      10.12%      9.96%      10.16%      10.16%      10.17%      10.19%      10.18%

LIABILITIES
Variable Rate Debt:

  Bank Notes Payable                                         40,300                                            40,300       40,300
  Weighted Average Interest Rate                               4.81%                                             4.81%

  Mortgage Notes Payable                 249        685         215         230         245         3,537       5,161        5,161
  Weighted Average Interest Rate        4.88%      4.91%       4.91%       4.91%       4.91%         4.91%       4.91%

Fixed Rate Debt:

  Senior Notes Payable                13,000    116,000      31,000      92,000     231,000       293,872     776,872      767,569
  Weighted Average Interest Rate        7.88%      7.25%       7.09%       7.78%       6.79%         7.41%       7.25%

  Mortgage Notes Payable               2,028      3,912      11,780      13,100       4,203       134,313     169,336      158,433
  Weighted Average Interest Rate        8.08%      8.07%       8.04%       8.07%       8.06%         8.06%       8.06%


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

    In June 2001, the Financial Accounting Standards Board released Statements of Financial Accounting Standards No. 141 "Business Combinations" and No. 142
"Goodwill and Other Intangible Assets".   The effect of these pronouncements is
not expected to be material.

                          PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

       The Company held its annual stockholders meeting on May 3, 2001. The following matters were voted upon at the meeting:

       1. Election of Directors:
                                        Votes Cast
                                        ----------
                                                       Against or
          Name of Director Elected          For        Withheld
          ------------------------      ----------     ----------
          Paul V. Colony                47,086,111      483,692
          Peter L. Rhein                47,086,849      482,954

          Name of Each Other Director
          Whose Term of Office as Director
          Continued After the Meeting
          ---------------------------

          Robert R. Fanning, Jr.
          Michael D. McKee
          Orville E. Melby
          Harold M. Messmer
          Kenneth B. Roath

       2. Approval of Amendment to the Company's Charter to Increase the Company's Authorized Common Stock from 100,000,000 to 200,000,000:

          For          Against   Abstain
          ------------------------------
          44,504,257  2,544,830  520,716


       3. Approval of Amendment to the Company's Charter to Set Forth New Restrictions on the Ownership and Transfer of Shares:

          For         Against    Abstain
          ------------------------------
          45,766,382  1,255,653  547,768

       4. Ratification of Arthur Andersen LLP As the Company's Independent Accountants for the Fiscal Year Ending December 31, 2001:

          For          Against   Abstain
          ------------------------------
          47,109,361   191,478   269,014

       The Company reconvened its annual stockholders meeting on May 24, 2001. The following matters were voted upon at the meeting:

       1. Approval of Amendment to the Company's Charter to Reduce the Affirmative Stockholder Vote Required to Approve Most Amendments to the Charter and Other Extraordinary Corporate Actions From Two-Thirds to a Majority:

          For          Against   Abstain
          ------------------------------
          34,999,372   2,484,745 610,485

       2. Approval of Amendment to the Company's Charter to Reduce the Affirmative Stockholder Vote Required to Approve Certain Amendments to the Charter Relating to Sections 2, 3 and 4 of Article V From Ninety Percent to Two-Thirds.

          For          Against   Abstain
          ------------------------------
          35,573,966  1,925,526  595,111


Item 6.  Exhibits and Reports on Form 8-K
         ----------------------------------

     a)  Exhibits:

         2.1 Agreement and Plan of Merger, dated as of August 4, 1999, between HCPI and American Health Properties, Inc. (incorporated herein by reference to exhibit 2.1 to HCPI's current report on form 8-K dated August 4, 1999).
         3.1   Articles of Restatement of HCPI.
         3.2 Second amended and restated bylaws of HCPI (incorporated herein by reference to exhibit 3.2 of HCPI's quarterly report on form 10-Q for the period ended March 31, 1999).
         4.1 Rights agreement, dated as of July 27, 2000, between Health Care Property Investors, Inc. and the Bank of New York which includes the form of Certificate of Designations of the Series D Junior Participating Preferred Stock of Health Care Property Investors, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4.1 of Health Care Property Investors, Inc.'s Current Report on Form 8-K dated July 28,
               2000).
          4.2 Indenture, dated as of September 1, 1993, between HCPI and The Bank of New York, as Trustee, with respect to the Series C and D Medium Term Notes, the Senior Notes due 2006 and the Mandatory Par Put Remarketed Securities due 2015 (incorporated by reference to exhibit 4.1 to HCPI's registration statement on form S-3 dated September 9, 1993).
          4.3 Indenture, dated as of April 1, 1989, between HCPI and The Bank of New York for Debt Securities (incorporated by reference to exhibit 4.1 to HCPI's registration statement on form S-3 dated March 20, 1989).
          4.4 Form of Fixed Rate Note (incorporated by reference to exhibit 4.2 to HCPI's registration statement on form S-3 dated March 20,
               1989).
          4.5  Form of Floating Rate Note (incorporated by reference to exhibit
               4.3 to HCPI's registration statement on form S-3 dated March 20,
               1989).
          4.6 Registration Rights Agreement dated November 20, 1998 between HCPI and James D. Bremner (incorporated by reference to exhibit
               4.8 to HCPI's annual report on form 10-K for the year ended December 31, 1999). This exhibit is identical in all material respects to two other documents except the parties thereto. The parties to these other documents, other than HCPI, were James P. Revel and Michael F. Wiley.
          4.7 Registration Rights Agreement dated January 20, 1999 between HCPI and Boyer Castle Dale Medical Clinic, L.L.C. (incorporated by reference to exhibit 4.9 to HCPI's annual report on form 10-K for the year ended December 31, 1999). This exhibit is identical in all material respects to 13 other documents except the parties thereto. The parties to these other documents, other than HCPI, were Boyer Centerville Clinic Company, L.C., Boyer Elko, L.C., Boyer Desert Springs, L.C., Boyer Grantsville Medical, L.C., Boyer-Ogden Medical Associates, LTD., Boyer Ogden Medical Associates No. 2, LTD., Boyer Salt Lake Industrial Clinic Associates, LTD., Boyer-St. Mark's Medical Associates, LTD., Boyer McKay-Dee Associates, LTD., Boyer St. Mark's Medical Associates #2, LTD., Boyer Iomega, L.C., Boyer Springville, L.C., and - Boyer Primary Care Clinic Associates, LTD. #2.
          4.8 Form of Deposit Agreement (including form of Depositary Receipt with respect to the Depositary Shares, each representing one-one hundredth of a share of our 8.60% Cumulative Redeemable Preferred Stock, Series C) (incorporated by reference to exhibit 4.8 to HCPI's quarterly report on form 10-Q for the period ended March 31, 2001) dated as of March 1, 2001 by and among HCPI, Wells Fargo Bank Minnesota, N.A. and the holders from time to time of the Depositary Shares described therein.
          4.9 Indenture, dated as of January 15, 1997, between American Health Properties, Inc. and The Bank of New York, as trustee (incorporated herein by reference to exhibit 4.1 to American Health Properties, Inc.'s current report on form 8-K (file no. 001-09381), dated January 21, 1997).
          4.10 First Supplemental Indenture, dated as of November 4, 1999, between HCPI and The Bank of New York, as trustee (incorporated by reference to HCPI's quarterly report on form 10-Q for the period ended September 30, 1999).
          4.11 Dividend Reinvestment and Stock Purchase Plan, dated November 9, 2000 (incorporated by reference to exhibit 99.1 to HCPI's registration statement on form S-3 dated November 13, 2000).
          10.1 Amendment No. 1, dated as of May 30, 1985, to Partnership Agreement of Health Care Property Partners, a California general partnership, the general partners of which consist of HCPI and certain affiliates of Tenet (incorporated by reference to exhibit
               10.1 to HCPI's annual report on form 10-K for the year ended December 31, 1985).
          10.2 HCPI Second Amended and Restated Directors Stock Incentive Plan (incorporated by reference to exhibit 10.43 to HCPI's quarterly report on form 10-Q for the period ended March 31, 1997).*
          10.3 HCPI Second Amended and Restated Stock Incentive Plan (incorporated by reference to exhibit 10.44 to HCPI's quarterly report on form 10-Q for the period ended March 31, 1997).*
          10.4 First Amendment to Second Amended and Restated Directors Stock Incentive Plan, effective as of November 3, 1999 (incorporated by reference to exhibit 10.1 to HCPI's quarterly report on form 10-Q for the period ended September 30, 1999).*

          10.5 Second Amendment to Second Amended and Restated Directors Stock Incentive Plan, effective as of January 4, 2000 (incorporated by reference to exhibit 10.15 to HCPI's annual report on form 10-K for the year ended December 31, 1999).*
          10.6 First Amendment to Second Amended and Restated Stock Incentive Plan effective as of November 3, 1999 (incorporated by reference to exhibit 10.3 to HCPI's quarterly report on form 10-Q for the period ended September 30, 1999).*
          10.7 HCPI 2000 Stock Incentive Plan, effective as of March 23, 2000 (incorporated by reference to Appendix A of HCPI's Proxy Statement used at the annual meeting of stockholders held on May 9, 2000).*
          10.8 HCPI Second Amended and Restated Directors Deferred Compensation Plan (incorporated by reference to exhibit 10.45 to HCPI's quarterly report on form 10-Q for the period ended September 30,
                1997).*
          10.9 Second Amendment to Second Amended and Restated Directors Deferred Compensation Plan, effective as of November 3, 1999 (incorporated by reference to exhibit 10.2 to HCPI's quarterly report on form 10-Q for the period ended September 30, 1999).
          10.10 Fourth Amendment to Second Amended and Restated Director Deferred Compensation Plan, effective as of January 4, 2000 (incorporated by reference to exhibit 10.17 to HCPI's annual report on form 10-K for the year ended December 31, 1999).*
          10.11 Employment Agreement dated October 13, 2000 between HCPI and Kenneth B. Roath (incorporated by reference to exhibit 10.11 to HCPI's annual report on Form 10-K for the year ended December 31, 2001).*
          10.12 Various letter agreements, each dated as of October 16, 2000, among HCPI and certain key employees of the Company (incorporated by reference to exhibit 10.12 to HCPI's annual report on Form 10-K for the year ended December 31, 2001).*
          10.13 HCPI Executive Retirement Plan (incorporated by reference to exhibit 10.28 to HCPI's annual report on Form 10-K for the year ended December 31, 1987).*
          10.14 Amendment No. 1 to HCPI Executive Retirement Plan (incorporated by reference to exhibit 10.39 to HCPI's annual report on form 10-K for the year ended December 31, 1995).*
          10.15 Stock Transfer Agency Agreement between HCPI and The Bank of
                New York dated as of July 1, 1996 (incorporated by reference to exhibit 10.40 to HCPI's quarterly report on form 10-Q for the period ended September 30, 1996).
          10.16 Amended and Restated Limited Liability Company Agreement dated November 20, 1998 of HCPI/Indiana, LLC (incorporated by reference to exhibit 10.15 to HCPI's annual report on form 10-k for the year ended December 31, 1998).
          10.17 Amended and Restated Limited Liability Company Agreement dated January 20, 1999 of HCPI/Utah, LLC (incorporated by reference to exhibit 10.16 to HCPI's annual report on form 10-K for the year ended December 31, 1998).
          10.18 Revolving Credit Agreement, dated as of November 3, 1999, among HCPI, each of the banks identified on the signature pages hereof, The

                Bank of New York, as agent for the banks and as issuing bank, and Bank of America, N.A. and Wells Fargo Bank, N.A., as co-documentation agents, with BNY Capital Markets, Inc., as lead arranger and Book Manager (incorporated by reference to exhibit
                10.4 to HCPI's quarterly report on form 10-Q for the period ended September 30, 1999).
          10.19 364-Day Revolving Credit Agreement, dated as of November 3,
                1999 among HCPI, each of the banks identified on the signature pages hereof, The Bank of New York, as agent for the banks, and Bank of America, N.A. and Wells Fargo Bank, N.A., as co-documentation agents, with BNY Capital Markets, Inc., as lead arranger and book manager (incorporated by reference to exhibit
                10.5 to HCPI's quarterly report on form 10-Q for the period ended September 30, 1999).
          10.20 Cross-Collateralization, Cross-Contribution and Cross-Default Agreement, dated as of July 20, 2000, by HCP Medical Office Buildings II, LLC, and Texas HCP Medical Office Buildings, L.P., for the benefit of First Union National Bank (incorporated by reference to exhibit 10.20 to HCPI's annual report on Form 10-K for the year ended December 31, 2001).
          10.21 Cross-Collateralization, Cross-Contribution and Cross-Default Agreement, dated as of August 31, 2000, by HCP Medical Office Buildings I, LLC, and Meadowdome, LLC, for the benefit of First Union National Bank (incorporated by reference to exhibit 10.21 to HCPI's annual report on Form 10-K for the year ended December 31, 2001).
          10.22 Amendment No. 2 to HCPI Executive Retirement Plan (incorporated by reference to exhibit 10.22 to HCPI's quarterly report on form 10-Q for the period ended March 31, 2001).*

            *   Management Contract or Compensatory Plan or Arrangement.

         b) Reports on Form 8-K:

            On May 21, 2001, HCPI filed a Current Report on Form 8-K with the Securities and Exchange Commission regarding the Purchase Agreement with Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Salomon Smith Barney Inc., Legg Mason Wood Walker, Incorporated and Banc of America Securities LLC pursuant to which HCPI agreed to issue and sell up to 4,025,000 shares of the Company's common stock.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 2, 2001             HEALTH CARE PROPERTY INVESTORS, INC.
                                  (REGISTRANT)



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