Form 10-Q
period 2001-09-30
HEALTH CARE PROPERTY INVESTORS INC
filed 2001-11-13
CIK 765880

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended September 30, 2001.

                                       OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the transition period from _______________ to ________________

                         Commission file number 1-8895
________________________________________________________________________________

                      HEALTH CARE PROPERTY INVESTORS, INC.
             (Exact name of registrant as specified in its charter)
________________________________________________________________________________


               Maryland                                      33-0091377
    (State or other jurisdiction of                       (I.R.S.Employer
     incorporation of organization)                      Identification No.)

                         4675 MacArthur Court, Suite 900
                         Newport Beach, California 92660
                    (Address of principal executive offices)

                                (949) 221-0600
              (Registrant's telephone number, including area code)

                               -----------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No[_]

     As of November 12, 2001 there were 55,763,594 shares of $1.00 par value common stock outstanding.

================================================================================

                      HEALTH CARE PROPERTY INVESTORS, INC.

                                     INDEX

                        PART I.  FINANCIAL INFORMATION


                                                                        PAGE NO.
                                                                        --------

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets
         September 30, 2001 and December 31, 2000.......................    2

         Condensed Consolidated Statements of Income
         Nine and Three Months Ended September 30, 2001 and 2000........    3

         Condensed Consolidated Statements of Cash Flows
         Nine Months Ended September 30, 2001 and 2000..................    4

         Notes to Condensed Consolidated Financial Statements...........    5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations..................   13



                          PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K ..............................   24

Signatures..............................................................   28

                      Health Care Property Investors, Inc.

                     Condensed Consolidated Balance Sheets

                             (Amounts in thousands)

                                                                       September 30,         December 31,
                                                                           2001                 2000
                                                                    ------------------    -----------------
                                                                       (Unaudited)
Assets
Real Estate Investments:
     Buildings and Improvements                                            $ 2,255,563           $2,140,591
     Accumulated Depreciation                                                 (323,062)            (287,719)
                                                                    ------------------    -----------------
                                                                             1,932,501            1,852,872
     Construction in Progress                                                    6,686                  ---
     Land                                                                      255,460              247,637
                                                                    ------------------    -----------------
                                                                             2,194,647            2,100,509
Loans Receivable                                                               186,467              189,156
Investments in and Advances to Joint Ventures                                   21,998               22,615
Accounts Receivable                                                             19,746               16,341
Other Assets                                                                    10,817               11,459
Cash and Cash Equivalents                                                        9,836               58,623
                                                                    ------------------    -----------------
Total Assets                                                               $ 2,443,511           $2,398,703
                                                                    ==================    =================

Liabilities and Stockholders' Equity
Bank Notes Payable                                                         $   112,300           $  204,500
Senior Notes Payable                                                           777,051              777,514
Mortgage Notes Payable                                                         186,797              176,914
Accounts Payable, Accrued Liabilities and Deferred Income                       56,994               55,676
Minority Interests in Joint Ventures                                            13,942               14,709
Minority Interests Convertible into Common Stock                                53,743               24,835
Stockholders' Equity:
     Preferred Stock                                                           274,487              274,487
     Common Stock                                                               55,532               50,874
     Additional Paid-In Capital                                              1,075,512              927,182
     Cumulative Net Income                                                     846,915              761,918
     Cumulative Dividends                                                   (1,009,762)            (869,906)
                                                                    ------------------    -----------------
Total Stockholders' Equity                                                   1,242,684            1,144,555
                                                                    ------------------    -----------------
Total Liabilities and Stockholders' Equity                                 $ 2,443,511           $2,398,703
                                                                    ==================    =================

   See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations.

                     Health Care Property Investors, Inc.

                  Condensed Consolidated Statements of Income

                                  (Unaudited)

               (Amounts in thousands, except per share amounts)

                                                                Three Months                       Nine Months
                                                            Ended September 30,                Ended September 30,
                                                       -----------------------------     -----------------------------
                                                           2001             2000             2001             2000
                                                       ------------     ------------     ------------     ------------
Revenue
     Rental Income, Triple Net Properties                   $57,925          $58,197         $170,085         $169,587
     Rental Income, Managed Properties                       20,774           19,887           60,762           59,696
     Interest and Other Income                                5,438            5,604           16,105           17,027
                                                       ------------     ------------     ------------     ------------
                                                             84,137           83,688          246,952          246,310
                                                       ------------     ------------     ------------     ------------
Expense
     Interest Expense                                        18,871           22,008           59,420           64,757
     Real Estate Depreciation and Amortization               29,222           17,461           66,062           52,054
     Operating Expenses, Managed Properties                   7,598            7,201           22,158           20,653
     General and Administrative Expenses                      3,221            3,270            9,986           10,009
     Investment Valuation Reserve                               ---            2,000              ---            2,000
                                                       ------------     ------------     ------------     ------------
                                                             58,912           51,940          157,626          149,473
                                                       ------------     ------------     ------------     ------------

Income From Operations                                       25,225           31,748           89,326           96,837
Minority Interests                                           (1,689)          (1,326)          (4,624)          (4,403)
Gain on Sale of Real Estate Properties                          537              421              295            4,134
                                                       ------------     ------------     ------------     ------------

Income Before Extraordinary Item                             24,073           30,843           84,997           96,568
Extraordinary Item - Gain on Extinguishment of Debt             ---               65              ---              274
                                                       ------------     ------------     ------------     ------------

Net Income                                                   24,073           30,908           84,997           96,842
Dividends to Preferred Stockholders                          (6,225)          (6,225)         (18,675)         (18,675)
                                                       ------------     ------------     ------------     ------------

Net Income Applicable to Common Shares                      $17,848          $24,683         $ 66,322         $ 78,167
                                                       ============     ============     ============     ============

Basic Earnings Per Common Share                             $  0.32          $  0.49         $   1.25         $   1.53
                                                       ============     ============     ============     ============

Diluted Earnings Per Common Share                           $  0.32          $  0.48         $   1.25         $   1.53
                                                       ============     ============     ============     ============

Weighted Average Shares Outstanding - Basic                  55,360           50,962           53,178           51,105
                                                       ============     ============     ============     ============

Weighted Average Shares Outstanding - Diluted                55,624           51,027           53,391           51,140
                                                       ============     ============     ============     ============

   See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations.

                      Health Care Property Investors, Inc.

                Condensed Consolidated Statements of Cash Flows

                                  (Unaudited)

                             (Amounts in thousands)

                                                                           Nine Months
                                                                         Ended September 30,
                                                              -------------------------------------
                                                                      2001                 2000
                                                               ---------------      ---------------
Cash Flows From Operating Activities:
Net Income                                                           $  84,997            $  96,842
Adjustments to Reconcile Net Income to
      Net Cash Provided by Operating Activities:
           Real Estate Depreciation                                     66,062               52,054
           Non Cash Charges                                              3,174                3,043
           Joint Venture Adjustments                                        12                1,732
           Gain on Sale of Real Estate Properties                         (295)              (4,134)
           Gain on Extinguishment of Debt                                   --                 (274)
      Changes in:
           Operating Assets                                               (957)               3,365
           Operating Liabilities                                        (1,517)               2,625
                                                               ---------------      ---------------
Net Cash Provided By Operating Activities                              151,476              155,253
                                                               ---------------      ---------------
Cash Flows From Investing Activities:
Acquisition of Real Estate                                            (140,945)             (16,218)
Proceeds from the Sale of Real Estate Properties, Net                   27,120               27,210
Final Payment on Mortgage Loan Receivable                               14,117                  ---
Other Investments and Loans                                            (15,625)               4,662
                                                               ---------------      ---------------
Net Cash Used In Investing Activities                                 (115,333)              15,654
                                                               ---------------      ---------------
Cash Flows From Financing Activities:
Net Change in Bank Notes Payable                                       (92,200)             (83,500)
Cash Proceeds from Issuing Common Stock                                150,226                1,438
Repayment of Senior Notes Payable                                       (1,000)             (10,000)
Issuance of Senior Notes                                                   ---               24,865
Issuance of Secured Debt                                                   ---               83,000
Periodic Payments on Mortgages                                          (3,868)              (2,684)
Repurchase of Common and Preferred Stock                                   (24)             (15,283)
Repurchase of Convertible Subordinated Notes Payable                       ---              (30,741)
Dividends Paid                                                        (139,856)            (130,632)
Other Financing Activities                                               1,792              (10,162)
                                                               ---------------      ---------------
Net Cash Used In Financing Activities                                  (84,930)            (173,699)
                                                               ---------------      ---------------
Net Decrease In Cash And Cash Equivalents                              (48,787)              (2,792)

Cash And Cash Equivalents, Beginning Of Period                          58,623                7,696
                                                               ---------------      ---------------
Cash And Cash Equivalents, End Of Period                             $   9,836            $   4,904
                                                               ===============      ===============
Capitalized Interest                                                 $      50            $     637
                                                               ===============      ===============

   See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations.

                     HEALTH CARE PROPERTY INVESTORS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2001

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

Facility Operations:

     We own interests in 100 medical office buildings ("MOBs"), healthcare laboratory and biotech research facilities and physician group practice clinics where property management is provided by independent property management companies ("Managed Portfolio"). These facilities are leased to multiple tenants under gross, modified gross or triple net leases. Rents and operating income attributable to these properties are included in Rental Income, Managed Properties in our financial statements. Expenses related to the operation of these facilities are recorded as Operating Expenses, Managed Properties.

Reclassifications:

     We have made reclassifications, where necessary, for comparative financial statement presentations.

(2)  QUARTERLY RESTATEMENT

     During 2000, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements." We adopted this accounting pronouncement as required by the SEC during the quarter ended December 31, 2000. SAB 101 requires the recognition of contingent revenues after the performance hurdles of a lease are actually met. Prior to SAB 101, contingent revenues were estimated and recognized ratably when it was probable that lease revenue hurdles would be achieved. Due to our current lease structures, SAB 101 will delay the recognition of additional rents from the first quarter of a year to subsequent quarters of the year. Rents affected by SAB 101 generally have been received in cash ahead of what SAB 101 permits for income recognition and, in most cases, the annual revenue hurdles have historically been exceeded because of the stability of the revenue streams in our hospital facilities. The SAB 101 standard creates volatility in our quarterly earnings and FFO but it should have minimal effect on our annual earnings and FFO.

     In accordance with Statement of Financial Accounting Standards No. 2 "Reporting Accounting Changes in Interim Financial Statements" and for ease of comparability, the quarterly results for 2000 are restated to reflect the following quarterly impact of the pronouncement:

                                         SAB 101
                                       As Reported          Impact          Restated
                                      -------------     -------------     -------------
Net Income:
  Quarter Ended March 31, 2000....... $ 33,154,000       $ (3,722,000)     $ 29,432,000
  Quarter Ended June 30, 2000........   34,506,000          1,996,000        36,502,000
  Quarter Ended September 30, 2000...   29,501,000          1,407,000        30,908,000
  Quarter Ended December 31, 2000....   36,606,000            319,000        36,925,000
                                      ------------       ------------     -------------
Total Effect of SAB 101 for 2000..... $133,767,000       $        ---      $133,767,000
                                      ============       ============     =============

Basic Earnings Per Share:
 Quarter Ended March 31, 2000........ $       0.52       $      (0.07)     $       0.45
 Quarter Ended June 30, 2000.........         0.55               0.04              0.59
 Quarter Ended September 30, 2000....         0.46               0.03              0.49
 Quarter Ended December 31, 2000.....         0.60                ---              0.60
                                      ------------       ------------     -------------
Total Effect of SAB 101 for 2000..... $       2.13       $        ---      $       2.13
                                      ============       ============     =============

Funds From Operations:
 Quarter Ended March 31, 2000........ $ 43,669,000       $ (3,722,000)     $ 39,947,000
 Quarter Ended June 30, 2000.........   43,351,000          1,996,000        45,347,000
 Quarter Ended September 30, 2000....   40,844,000          1,407,000        42,251,000
 Quarter Ended December 31, 2000.....   43,480,000            319,000        43,799,000
                                      ------------       ------------     -------------
Total Effect of SAB 101 for 2000..... $171,344,000       $        ---      $171,344,000
                                      ============       ============     =============

(3)  OPERATORS

     At September 30, 2001, we had approximately 95 health care operators in addition to approximately 675 leases in the Managed Portfolio.

Major Operators:

     Listed below are our six largest operators and their respective percentage of total annualized revenue for the nine months ended September 30, 2001. All of these operators are publicly traded companies and are subject to the informational filing requirements of the Securities Exchange Act of 1934, as amended, and accordingly file periodic financial statements on Form 10-K and Form 10-Q with the Securities and Exchange Commission.

                                                  Revenue          Percentage
                                              ---------------   ---------------
                                                  (Dollar amounts in 000s)
     Tenet Healthcare Corporation (THC)             $55,916          18.2%
     HealthSouth Corporation (HRC)                   17,129           5.6%
     Kindred Healthcare, Inc. (KIND.OB)              16,335           5.3%
     Emeritus Corporation (ESC)                      15,517           5.0%
     HCA Inc. (HCA)                                  14,292           4.7%
     Beverly Enterprises (BEV)                       12,688           4.1%

Kindred Healthcare

     We have negotiated new ten year leases with Kindred for 22 facilities that were scheduled to expire in August 2001. The annual rent on these facilities has increased by $3,300,000 to $16,100,000 in the first lease year. Ten additional facilities were originally leased to Kindred. Of those ten, nine will be leased directly to current Kindred sublessees or third parties for lower rents to us of an estimated $800,000 per year and one is being considered for sale or lease to a third party.

Other Long-Term Care and Assisted Living Operators:

     Several long-term care providers remain in Chapter XI bankruptcy after filing for protection during 1999 to 2001 in part due to the implementation of the Medicare Prospective Payment System. Those remaining in bankruptcy with their respective percentage of our annualized revenue include Sun Healthcare 0.9%, Integrated Health Services 0.5% and Mariner Post Acute Network 0.4%. Most of the leases with these operators have either been renegotiated, placed with other operators or are in the process of being placed with other operators. With the exception of minor pre-petition receivables, which we believe will generally be collectible once the plans of reorganization are confirmed, most of the lessees in bankruptcy are current on rents as of September 30, 2001.

     We have three facilities under the management of Senior Care. We intend to sell these facilities or lease them to other operators. As of September 30, 2001, Senior Care was current on rents and we had approximately $1,000,000 advanced under a revolving working capital line of credit collateralized by the receivables of two of the three facilities.

     A slowing economy with lower interest costs is expected to continue to improve nursing home operations, tempered in part by increased liability insurance costs and lower increases in government reimbursement. The slowing economy could also result in lower labor costs, greater availability of nursing aides and less turnover which could further help the industry. Several long-term care facility operators, including Kindred Healthcare and Genesis Health Ventures, two of our lessees, have successfully emerged from bankruptcy proceedings. However, certain long-term care operators and facilities continue to experience operating problems including low levels of Medicaid reimbursements in certain states.

     We own ten long-term care facilities in Oklahoma, four long-term care facilities in North Carolina, four West Coast long-term care facilities, and three additional long-term care facilities (one in Wisconsin, two in Massachusetts) whose operations have been negatively affected by reduced reimbursement and the performance and financial situation of the properties and their lessees. During the third quarter 2001, we recorded revenue from these 21 properties of about $1,000,000 less than in the third quarter of 2000. Management expects improved results from higher lease revenue or sales of these properties in the next 12 months.

     We derive 15% of our revenue from the assisted living industry. This industry has been challenged by overbuilding in certain areas, slower than projected fill-up rates, margin pressure from lower than projected rents and increasing liability insurance costs. Development activity has slowed and there is some evidence of improving census in a number of communities. Various assisted living companies continue their efforts to restructure their capital, debt and lease structures. During the quarter, we provided an additional $800,000 in reserves against receivables generated by four under-performing facilities operated by two assisted living operators.

     We cannot assure you that the bankruptcies of certain long-term care operators and the trouble experienced by assisted living operators would not have a material adverse effect on our Net Income, FFO or the market value of our common stock.

(4)  REAL ESTATE INVESTMENTS AND DISPOSITIONS

     During the nine months ended September 30, 2001, we completed the following investment activity:

     Acquisitions..................... $173,800,000
     Facilities Under Construction....   41,000,000
     Loan.............................   10,000,000
                                       ------------
        Total Investments............. $224,800,000
                                       ============

     The $173,800,000 in acquisitions was comprised of 24 properties, including seven skilled nursing facilities, six medical office buildings, five health care laboratory and biotech research facilities and six continuum of care model health care facilities that emphasize nursing care and also include assisted living and Alzheimer care. Facilities under construction include a short stay hospital and a medical office building. As of September 30, 2001, we had funded $3,700,000 for construction of these facilities.

     Total investments include the first phase of a $126,000,000 commitment entered into in August 2001 to acquire 12 medical office buildings and six health care laboratory and biotech research facilities from entities controlled by The Boyer Company. The initial phase included four medical office buildings and five health care laboratory and biotech research facilities for $73,500,000, as well as the initial funding of approximately $2,100,000 for the construction of a $12,300,000 health care research facility. Funding for this acquisition included the assumption of $13,800,000 in secured debt, the issuance of approximately $25,700,000 of equity in the form of operating units and the
contribution of $35,000,000 in cash.   The second phase of this commitment was
finalized in October 2001 (See Note 9- Subsequent Events). Remaining phases of this investment will occur over the next two years as buildings are constructed.

     During the nine months ended September 30, 2001, we wrote down to net realizable value 13 facilities we expect to sell. The $11,470,000 and $13,640,000 one-time charges for the three and nine months ended September 30, 2001, respectively, are included in Real Estate Depreciation Expense.

     During the nine months ended September 30, 2001, we sold six clinics, two long-term care facilities, two medical office buildings, a hospital and a land parcel for $25,000,000, resulting in a net gain of $295,000.

     In September 2001, we invested $10,000,000 with Red Mortgage Capital, Inc. for a participation in a $25,500,000 short-term bridge loan to Atria, Inc. due September 2002. In November 2002, we received a prepayment on this investment of $7,360,000.

(5)  STOCKHOLDERS' EQUITY

     The following table provides a summary of the activity for the Stockholders' Equity account for the nine months ended September 30, 2001 (amounts in thousands):

                              Preferred Stock              Common Stock
                            -------------------   --------------------------------
                                                                 Par    Additional                                 Total
                             Number of            Number of     Value     Paid In     Cumulative   Cumulative   Stockholders'
                              Shares    Amount      Shares      Amount    Capital     Net Income    Dividends      Equity
-----------------------------------------------------------------------------------------------------------------------------
Balance,
    December 31, 2000         11,722   $274,487     50,874    $ 50,874   $ 927,182    $ 761,918    $(869,906)    $1,144,555
Stock Options Exercised                                126         126       2,976                                    3,102
Stock Grants Issued                                     85          85       2,688                                    2,773
Cancelled Shares                                        (1)         (1)        (23)                                     (24)
Common Stock Issued                                  4,448       4,448     142,689                                  147,137
Net Income                                                                              84,997                       84,997
Dividends Paid - Preferred
 Shares                                                                                              (18,675)       (18,675)
Dividends Paid - Common
 Shares                                                                                             (121,181)      (121,181)
-----------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2001   11,722  $274,487      55,532     $55,532  $1,075,512    $846,915   $(1,009,762)    $1,242,684
-----------------------------------------------------------------------------------------------------------------------------

     In May 2001, we issued 4,025,000 shares of common stock at $34.80 per share, realizing net proceeds of $133,000,000. For the nine months ended September 30, 2001, an additional $14,500,000 has been realized from new common stock issued under our new Stock Purchase and Dividend Reinvestment Plan. These proceeds have been utilized to temporarily pay down the revolving line of credit, pending deployment on long-term investments. An additional $29,100,000 of downREIT units convertible into our common stock have been issued for the year. HCPI/Utah, LLC issued 84,922 non-managing member units to entities controlled by The Boyer Company in a private placement under Section 4(2) of the Securities Act of 1933, as amended, related to the contribution of two medical office buildings. HCPI/Utah II, LLC issued 738,923 non-managing member units to entities controlled by The Boyer Company in a private placement under Section 4(2) of the Securities Act of 1933, as amended, in respect of its contribution of nine buildings. These units which are recorded under Minority Interest in Joint Ventures are currently convertible into our common stock on a one-for-one basis.

(6)  EARNINGS PER COMMON SHARE

     We compute earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic earnings per common share are computed by dividing Net Income applicable to common shares by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share are calculated including the effect, if any, of dilutive securities. Options to purchase shares of common stock that had an exercise price in excess of the average market price of the common stock during the period are not included because they are not dilutive.

(All amounts in thousands, except per share amounts)

                                                For the Three Months Ended                      For the Nine Months Ended
                                       --------------------------------------------   ---------------------------------------------
                                                                         Per Share                                      Per Share
 September 30, 2001                         Income          Shares         Amount          Income          Shares          Amount
-------------------------------------   -------------   -------------   ------------   -------------   -------------   -------------
 Basic Earnings Per Common Share:
 Net Income Applicable to Common
  Shares                                      $17,848          55,360          $0.32         $66,322          53,178           $1.25
                                                                        ============                                   =============

 Dilutive Options                                 ---             264                            ---             213

 Diluted Earnings Per Common Share:
 Net Income Applicable to Common
  Shares Plus Assumed Conversions             $17,848          55,624          $0.32         $66,322          53,391           $1.25
                                                                        ============                                   =============
 September 30, 2000
--------------------------------------
 Basic Earnings Per Common Share:
 Net Income Applicable to Common Shares       $24,683          50,962          $0.49         $78,167          51,105           $1.53
                                                                        ============                                   =============

 Dilutive Options                                 ---              65                            ---              35

 Diluted Earnings Per Common Share:
 Net Income Applicable to Common
  Shares Plus Assumed Conversions             $24,683          51,027          $0.48         $78,167          51,140           $1.53
                                                                        ============                                   =============

(7)  FUNDS FROM OPERATIONS

     We are required to report information about operations on the basis that we use internally to measure performance under Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information.

     We believe that Funds From Operations ("FFO") is the most important supplemental measure of operating performance for a real estate investment trust. Because the historical cost accounting convention used for real estate assets requires straight-line depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen and fallen with market conditions, presentations of operating results for a real estate investment trust that use historical cost accounting for depreciation could be less informative. The term FFO was designed by the real estate investment trust industry to address this problem.

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

     Below are summaries of the calculation of FFO (all amounts in thousands):

                                                            Three Months                        Nine Months
                                                         Ended September 30,                Ended September 30,
                                                  ------------------------------     -------------------------------
                                                      2001              2000              2001              2000
                                                  ------------     -------------     -------------     -------------
Net Income Applicable to Common Shares                 $17,848           $24,683          $ 66,322          $ 78,167
Real Estate Depreciation and Amortization (a)           29,222            17,461            66,062            52,054
Joint Venture Adjustments                                   19               593                12             1,732
Extraordinary Item/Gain on Extinguishment of Debt          ---               (65)              ---              (274)
Gain on Sale of Real Estate Properties                    (537)             (421)             (295)           (4,134)
                                                  ------------     -------------     -------------     -------------
Funds From Operations                                  $46,552           $42,251          $132,101          $127,545
                                                  ============     =============     =============     =============

     (a) Included in Real Estate Depreciation and Amortization for the three and nine months ended September 30, 2001 is a $11,470,000 and a $13,640,000 one time charge resulting from the write-down of 13 facilities we intend to sell.

(8)  COMMITMENTS

     We have outstanding commitments to fund approximately $4,600,000 for capital additions on certain facilities; in addition, we are committed to construct $34,000,000 of new healthcare facilities and acquire an additional $41,000,000 of existing healthcare real estate.

(9)  SUBSEQUENT EVENTS

     Shortly after the end of the third quarter, we obtained commitments for an expansion of our revolving lines of credit from $310,000,000 to $395,000,000. Of this amount, $188,000,000 will mature in November 2002, with the balance maturing in November 2003.

     On October 22, 2001, the Board of Directors declared a quarterly dividend of $0.79 per common share payable on November 20, 2001 to shareholders of record as of the close of business on November 2, 2001.

     The Board of Directors also declared a cash dividend of $0.492188 per share on its series A cumulative preferred stock, $0.54375 per share on its series B cumulative preferred stock and $0.5375 per share on its series C cumulative preferred stock depositary shares. These dividends will be paid on December 31, 2001 to shareholders of record as of the close of business on December 14, 2001.

     At the end of October 2001, we closed on the acquisition of one nursing home for a purchase price of $6,600,000 and on the second phase of a $126,000,000 commitment to acquire 12 medical office buildings and six health care laboratory and biotech research facilities from entities controlled by The Boyer Company. The second phase included two medical office buildings purchased for $7,540,000. Funding for this acquisition included the assumption of $4,800,000 in secured debt, the issuance of approximately $2,200,000 of equity in the form of operating units and the payment of $540,000 in cash.

(10) NEW PROUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. Statement 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Statement 133, as amended by SFAS 137 and 138, is effective for fiscal years beginning after June
15, 2000. Statement 133 was adopted January 1, 2001.   The effect of adopting
statement 133 was not material.

     In June 2001, the Financial Accounting Standards Board released Statements of Financial Accounting Standards No. 141 "Business Combinations," No. 142 "Goodwill and Other Intangible Assets" and No. 143 "Accounting for Asset Retirement Obligations" and, in August 2001, No. 144 "Accounting for the
Impairment or Disposal of Long-Lived Assets."   The effect of these
pronouncements is not expected to be material.

                     HEALTH CARE PROPERTY INVESTORS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


GENERAL

  We are in the business of acquiring health care facilities that we lease on a long-term basis to health care providers. We also lease medical office space to providers and physicians on a shorter term basis. On a more limited basis, we have provided mortgage financing on health care facilities. As of September 30, 2001, our portfolio of properties, including equity investments, consisted of 427 facilities located in 42 states. These facilities are comprised of 177 long-term care facilities, 92 congregate care and assisted living facilities, 84 medical office buildings, 21 acute care hospitals, nine freestanding rehabilitation facilities, six health care laboratory and biotech research facilities and 38 physician group practice clinics. The gross investment in the properties, which includes joint venture acquisitions, was approximately $2.7 billion at September 30, 2001.

     We have outstanding commitments to fund approximately $4,600,000 for capital additions on certain facilities; in addition, we are committed to construct $34,000,000 of new healthcare facilities and acquire an additional $41,000,000 of existing healthcare real estate. We expect that a significant portion of these commitments will be funded; however, experience suggests that some committed transactions may not close for various reasons including unsatisfied closing conditions, competitive financing sources, final negotiation differences or the operator's inability to obtain required internal or governmental approvals.

     The financial information presented for 2001 reflects the impact of the implementation of Securities and Exchange Commission Staff Accounting Bulletin
No. 101 "Revenue Recognition in Financial Statements" ("SAB 101").   For
comparison purposes, we have restated the results of operations for the three and nine months ended September 30, 2000 to reflect the impact of SAB 101 had the pronouncement been adopted as of January 1, 2000. The effect of SAB 101 on the three and nine months ended September 30, 2000 was to increase income by $1,407,000 or $0.03 per share and decrease income $319,000, or $0.01 per share, respectively.

RESULTS OF OPERATIONS

     Net Income applicable to common shares for the three and nine months ended September 30, 2001 totaled $17,848,000 and $66,322,000 or $0.32 and $1.25 of basic earnings per share on revenue of $84,137,000 and $246,952,000, respectively. This compares to $24,683,000 and $78,167,000 or $0.49 and $1.53 of basic earnings per share on revenue of $83,688,000 and $246,310,000 for the same periods in 2000. Net Income applicable to common shares for the three months ended September 30, 2001 and September 30, 2000 included a $537,000 or $0.01 per basic share and $421,000 or $0.01 per basic share gain on the sale of real estate properties, respectively. Net Income applicable to common shares for the nine months ended September 30, 2001 and September 30, 2000 included a $295,000 or $0.01 per basic share gain on the sale of real estate properties and $4,134,000 or $0.08 per basic share gain on the sale of real estate properties, respectively. In addition, Net Income applicable to common shares for the three months ended September 30, 2001 includes an $11,470,000 or $0.21 per basic share one time charge as a result of the write-down to net realizable value of 11 facilities expected to be sold.

Net Income applicable to common shares for the nine months ended September 30, 2001 includes a $13,640,000 or $0.25 per basic share one time charge as a result of the write-down to realizable value of 13 facilities expected to be sold.

     Rental Income, Triple Net Properties for the three months ended September 30, 2001 decreased $272,000 to $57,925,000 as compared to the same period in the prior year. The decrease was primarily the result of dispositions made during 2000 and 2001 and a decreased impact from SAB 101 offset by the positive impact of acquisitions made during 2001. Rental Income, Triple Net Properties for the nine months ended September 30, 2001 increased $498,000 to $170,085,000 as compared to the same period in the prior year. The increase was primarily the result of net rental income increases earned during 2001 offset by dispositions made during 2000 and 2001. Rental Income, Managed Properties for the three and nine months ended September 30, 2001 increased $887,000 and $1,066,000 to $20,774,000 and $60,762,000, respectively, as compared to the same periods in the prior year with a related increase in Operating Expenses, Managed Properties of $397,000 and $1,505,000 to $7,598,000 and $22,158,000. Net operating income on Managed Properties increased by $490,000 in the three months ended September 30, 2001 compared to the prior year period. The increase in net operating income was primarily the result of the impact of acquisitions made during 2001 offset by the disposition of facilities during 2000 and 2001. Net operating income on Managed Properties for the nine months ended September 30, 2001 decreased $439,000 as compared to the same period in the prior year. This decrease is primarily due to dispositions of facilities in 2000 and 2001, vacancies in single tenant buildings and increases in operating expenses, including utility costs. Interest and Other Income for the three and nine months ended September 30, 2001 decreased $166,000 and $922,000 to $5,438,000 and $16,105,000 compared to the prior year periods primarily as a result of the payoff of two loans receivable at the beginning of the first quarter of 2001.

     Interest Expense for the three and nine months ended September 30, 2001 decreased $3,137,000 and $5,337,000 to $18,871,000 and $59,420,000,
respectively. The decrease is the result of the pay down of the line of credit with proceeds from the sale of common stock and lower interest rates on short-term borrowings. The increase in Depreciation for the three and nine months ended September 30, 2001 of $11,761,000 and $14,008,000 to $29,222,000 and
$66,062,000 is the direct result of the write-down of the facilities held for sale discussed previously.

     We believe that Funds From Operations ("FFO"), the generally accepted measure of REIT operating performance, is an important supplemental measure of operating performance. FFO for the three months ended September 30, 2001 increased $4,301,000 to $46,552,000 as compared to the same period in the prior year. The increase is primarily due to the positive impact of our acquisitions made during 2001, a decrease in Interest Expense, and the impact of the valuation of an investment security written down in the third quarter of 2000, offset by dispositions made during 2000 and 2001 and a decrease in Interest and Other Income all discussed in more detail above.

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

LIQUIDITY AND CAPITAL RESOURCES

     We have financed investments through the issuance of common and preferred stock, issuance of long-term debt, assumption of mortgage debt, the mortgaging of certain of our properties, use of short-term bank lines and use of internally generated cash flows. We have also raised cash through the disposition of assets. Management believes that our liquidity and sources of capital are adequate to finance our operations. Future investments in additional facilities will be dependent upon the availability of cost effective sources of capital.

     At September 30, 2001, stockholders' equity totaled $1,242,684,000 and our equity securities had a market value of $2,495,289,000. Total debt presently represents 30.1% and 46.4% of our total market and book capitalization, respectively. Our senior debt is rated BBB+/BBB+/Baa2 by Standard & Poor's, Fitch and Moody's, respectively, and has been rated medium investment grade continuously since 1986, when we first received a bond rating. For the three months ended September 30, 2001, FFO (before interest expense) covered Interest Expense at a ratio of 3.5 to 1.00.

     Tabulated below is the debt maturity by year and in the aggregate.

                    2001.................    $   14,000,000
                    2002.................       120,000,000
                    2003.................       156,000,000
                    2004.................       106,000,000
                    2005.................       247,000,000
                    Thereafter...........       433,000,000
                                             --------------
                                             $1,076,000,000
                                             ==============

  The next significant refinancing will be the pay-off of $99,000,000 of 7.05% senior notes, scheduled for January 2002.

Revolving Lines of Credit

  At September 30, 2001, we had two revolving lines of credit, one for $103,000,000 that expired on November 2, 2001 and one for $207,000,000 that expires on November 3, 2003. At September 30, 2001, we had $194,200,000 available on these lines of credit.

  Shortly after the end of the third quarter 2001, we obtained commitments for an expansion of our revolving lines of credit from $310,000,000 to $395,000,000. Of this amount, $188,000,000 will mature in November 2002, with the balance maturing in November 2003. Borrowings under the lines of credit averaged $56,000,000 for the quarter ended September 30, 2001 and had an average interest rate of 4.1%. Bank borrowing costs dropped further in October 2001, with recent borrowing costs averaging 3.2%. Average bank interest rates are 5.9% for 2001 and were 7.3% for 2000.

Secured Debt

     At September 30, 2001, we had a total of $186,797,000 in Mortgage Notes Payable secured by 33 health care facilities with a net book value of approximately $330,205,000. Interest rates on the Mortgage Notes ranged from 3.8% to 10.63% with an average rate of 8.07%.

Equity

     In May 2001, we issued 4,025,000 shares of common stock at $34.80 per share, realizing net proceeds of $133,000,000. For the nine months ended September 30, 2001, a further $14,500,000 was realized from our new Stock Purchase and Dividend Reinvestment Plan. These proceeds have been utilized to temporarily pay down the revolving line of credit, pending deployment on long-term investments.

DownREIT Units Convertible into Common Stock

     HCPI/Utah, LLC issued 84,922 non-managing member units to entities controlled by The Boyer Company in a private placement under Section 4(2) of the Securities Act of 1933, as amended, related to the contribution of two medical office buildings. HCPI/Utah II, LLC issued 738,923 non-managing member units to entities controlled by The Boyer Company in a private placement under Section 4(2) of the Securities Act of 1933, as amended, in respect of its contribution of nine buildings. These units with an aggregate value of $29,100,000 are recorded under Minority Interest in Joint Ventures and are convertible into our common stock on a one-for-one basis.

Available Financing Sources

     As of October 2001, we had $232,000,000 available for future financing of debt and equity securities under a shelf registration statement filed with the Securities and Exchange Commission. Of that amount, we have approximately $85,000,000 available under Medium-Term Note senior debt programs. These amounts may be issued from time to time in the future based on our needs and then existing market conditions.

Vacant Facilities

     As of September 30, 2001, we have eight vacant buildings for which we are not receiving rent. The fair market value of the eight vacant properties at September 30, 2001 is estimated to be approximately $12,000,000. They consist primarily of small physician group practice clinics. We have implemented an aggressive program to sell or lease these properties. We sold four vacant facilities during the nine months ended September 30, 2001. When the eight vacant properties are sold or fully leased, the annual positive effect on FFO is expected to be approximately $2,000,000.

Letters of Credit

     At October 31, 2001, we held approximately $56,000,000 in irrevocable letters of credit from commercial banks and depositary accounts to secure the obligations of many lessees' lease and borrowers' loan obligations. We may draw upon the letters of credit or depositary accounts if there are any defaults under the leases and/or loans. Amounts available under letters of credit or depositary accounts could change based upon facility operating conditions and other factors and such changes may be material.

Facility Rollovers

     As of September 30, 2001, we have 2 facilities that are subject to lease expiration and mortgage maturities during the remainder of 2001. These facilities currently represent approximately 0.1% of annualized revenue. For the year ending December 31, 2002, we have 10 facilities, representing approximately 1.5% of annualized revenue, that are subject to lease expiration and mortgage maturities.

SUPPLEMENTARY FINANCIAL AND OPERATING INFORMATION

Internal Growth

     For the nine months ended September 30, 2001, we had internal same facility rent growth, net of rent decreases, of approximately $260,000 or 0.2% of rents in our Triple Net portfolio.

Acquisitions

     During the nine months ended September 30, 2001, we completed the following investment activity:

     Acquisitions............................   $173,800,000
     Facilities Under Construction...........     41,000,000
     Loan....................................     10,000,000
                                                ------------
       Total Investments.....................   $224,800,000
                                                ============

     The $173,800,000 in acquisitions was comprised of 24 properties including seven skilled nursing facilities, six medical office buildings, five health care laboratory and biotech research facilities and six continuum of care model health care facilities that emphasize nursing care, and also include assisted living and Alzheimer care. Facilities under construction include a short stay hospital and a medical office building. As of September 30, 2001, we had funded $3,700,000 for construction of these facilities.

     The total investments include the first phase of a $126,000,000 commitment entered into in August 2001 to acquire 12 medical office buildings and six health care laboratory and biotech research facilities from entities controlled by The Boyer Company. The initial phase included four medical office buildings and five health care laboratory and biotech research facilities for $73,500,000, as well as the initial funding of approximately $2,100,000 for the construction of a $12,300,000 health care research facility. Funding for this acquisition included the assumption of $13,800,000 in secured debt, the issuance of approximately $25,700,000 of equity in the form of operating units and the
contribution of $35,000,000 in cash.   The second phase of this commitment was
finalized in October 2001. Remaining phases of this investment will occur over the next two years as buildings are constructed.

     In September 2001, we invested $10,000,000 with Red Mortgage Capital, Inc. for a participation in a $25,500,000 short-term bridge loan to Atria, Inc. due September 2002. In November 2001, we received a prepayment on the investment of $7,360,000.

Managed Medical Office And Clinic Portfolio

     The 4,481,000 square foot managed medical office building and physician group practice clinic portfolio produces approximately 19% of our revenue. Third quarter 2001 occupancy increased to 91%, due in part to the acquisition of The Boyer Company portfolio, which was fully leased at the time of the acquisition. Third quarter leasing activity was strong with the execution of 80,000 square feet of new leases and the renewal of 223,000 square feet of existing leases. Operations for the remainder of the year are expected to improve due to leases recently executed in the San Diego market.

Future Earnings and FFO Growth

     We raised $177,000,000 during 2001 from the issuance of common stock and units convertible into common stock. In addition, between December 2000 and September 2001, we raised $87,000,000 from the sale of facilities and a mortgage pay-off. Funds remaining, after amounts invested, of $100,000,000 have been initially utilized to pay down short-term bank borrowings, with a corresponding current reduction in earnings of approximately $500,000 per month, which will decrease as remaining proceeds are reinvested in long-term investments. The short-term dilution resulting from the issuance of equity, property sales transactions, the write down of facilities held for sale, and lower rents, have reduced our earnings and FFO in 2001. Improved earnings and FFO in 2002 is predicated on a $400,000,000 acquisition program, stable capital costs and an early resolution of customer reorganizations and bankruptcies. As market conditions continue to improve, we anticipate that we will deploy new capital in positive spread investments, thereby improving future FFO growth rates.

PORTFOLIO OVERVIEW:
(Dollar amounts in thousands, except per bed and per square foot data)

                                                                            Congregate       Physician
                                     Acute      Long-Term     Medical          Care/           Group       Rehab-
                                     Care         Care        Office         Assisted        Practice    ilitation
                                   Hospitals   Facilities    Buildings   Living Facilities    Clinics    Hospitals
---------------------------------------------------------------------------------------------------------------------

Revenue by State /(1)/
   California                     $   28,193   $    5,544   $   11,564         $    5,401   $    4,485    $      -
   Texas                               6,687        1,898       11,076             10,321        1,541       1,753
   Indiana                                 -       18,722        6,788              1,436            -           -
   Florida                             7,450        6,720        1,738              3,504        2,593       2,250
   Utah                                8,087          494       10,193                  -            -           -
   Tennessee                               -       10,811        1,285                 12        1,660           -
   North Carolina                      7,676        3,156            -              1,394          516           -
   Other (35 States)                  21,960       36,384       18,405             25,272        3,512      12,012
---------------------------------------------------------------------------------------------------------------------
     Total (42 States)            $   80,053   $   83,729   $   61,049         $   47,340   $   14,307    $ 16,015
=====================================================================================================================

Percentage of Total Revenue             26.0%        27.2%        19.8%              15.4%         4.7%        5.2%

Investment /(2)/                  $  659,325   $  656,882   $  641,920         $  442,048   $  149,836    $108,477
Return on Investments /(5)/             12.2%        12.8%         9.5%              10.7%         9.6%       14.8%
Number of Properties                      21          177           84                 92           38           9
Vacant Properties                          -            4            1                  -            3           -

Number of Beds/Units                   2,785       21,468            -              7,228            -         685
Number of Square Feet              2,939,000    6,431,000    4,627,000          5,111,000    1,056,000     708,000

Investment per Bed/Unit /(5)/     $      237   $       31   $        -         $       61   $        -    $    158
Investment per Square Foot /(5)/  $      233   $      102   $      139         $       86   $      142    $    153

Occupancy Data--Current
  Quarter /(4)/                           53%          83%           -                 82%           -          76%

Occupancy Data--Prior
  Quarter /(4)/                           52%          83%           -                 81%           -          75%
---------------------------------------------------------------------------------------------------------------------
                                      Healthcare
                                      Laboratory                    Percentage
                                          and                           of
                                        Biotech        Portfolio     Portfolio     Managed Portfolio
                                       Research          Total         Total              (3)
-----------------------------------------------------------------------------------------------------
 Revenue by State /(1)/
   California                              $      -   $    55,187         17.9%
   Texas                                          -        33,276         10.8%
   Indiana                                        -        26,946          8.8%
   Florida                                        -        24,255          7.9%
   Utah                                       5,148        23,922          7.8%
   Tennessee                                      -        13,768          4.5%
   North Carolina                                 -        12,742          4.1%
   Other (35 States)                              -       117,545         38.2%
-----------------------------------------------------------------------------------------------------
     Total (42 States)                     $  5,148   $   307,641        100.0%           $   59,711
=====================================================================================================

Percentage of Total Revenue                     1.7%        100.0%                              19.4%

Investment /(2)/                           $ 52,252   $ 2,710,740                         $  643,878
Return on Investments /(5)/                    10.4%         11.4%                                 -
Number of Properties                              6           427                                100
Vacant Properties                                 -             8                                  -

Number of Beds/Units                              -        32,166                                  -
Number of Square Feet                       432,000    21,304,000                          4,481,000

Investment per Bed/Unit /(5)/              $      -                                       $        -
Investment per Square Foot /(5)/           $    132                                       $      146

Occupancy Data--Current
  Quarter /(4)/                                   -                                               91%

Occupancy Data--Prior
  Quarter /(4)/                                   -                                               89%
=====================================================================================================

(1) Annualized rental and interest income on total investments above. Includes net operating income (NOI) on managed portfolio.
(2) Includes joint venture investments and incorporates all partners' assets. Includes $6,686 of construction in process and related land purchases.
(3) Includes managed Medical Office Buildings, Physician Group Practice Clinics, and Healthcare Laboratory and Biotech Research included in the preceding totals.
(4) Excludes facilities under construction and newly completed facilities under start up.
(5)  Excludes facilities under construction.

PORTFOLIO BY OPERATOR/TENANT:
(Dollar amounts in thousands)


Operator/Tenant /(1)/                                               Revenue /(2)/              Percentage
----------------------------------------------------------------------------------------------------------
Tenet Healthcare                                                   $ 55,916                       18.2%
HealthSouth Corporation                                              17,129                        5.6%
Kindred Healthcare, Inc.                                             16,335                        5.3%
Emeritus Corporation                                                 15,517                        5.0%
HCA - The Healthcare Company                                         14,292                        4.7%
Beverly Enterprises                                                  12,688                        4.1%
Centennial Healthcare                                                 8,787                        2.9%
Not-For-Profit Investment Grade Tenants                               6,272                        2.0%
Other Publicly Traded Operators or Guarantors
  (16 Operators)                                                     35,746                       11.6%
Other Non Public Operators and Tenants                              124,959                       40.6%
                                                                  ------------------------------------
   Grand Total                                                     $307,641                      100.0%
                                                                  ====================================

OPERATORS AT RISK:
(Dollar amounts in thousands)


                                                          Annual Rental
Operator                                                  Income to HCPI
------------------------------------------------------------------------
Sun Healthcare                                              $  2,844
Integrated Health Services                                     1,601
Mariner Post Acute Network                                     1,237
Other Non Public Operators and Tenants                         5,677
                                                            --------
                                                            $ 11,359
                                                            ========
Percent of Revenue                                               3.7%
                                                            ========
Near Term Potential Future Rent
    Reduction From the Above Operators                      $  2,161
                                                            ========
Percent of Revenue                                               0.7%
                                                            ========

RENEWAL INFORMATION:
(Dollar amounts in thousands)

                                                        Lease Expirations and
                                                         Mortgage Maturities
                                              ---------------------------------------
         Year                                   Revenue (2) (3)          Percentage
-------------------------------------------------------------------------------------
         2001                                        $    352                0.1%
         2002                                           4,585                1.5%
         2003                                           8,690                2.8%
         2004                                          66,362               21.6%
         2005                                          28,867                9.4%
      Thereafter                                      198,785               64.6%
                                              ---------------------------------------
        Total                                        $307,641               100.0%
                                              =======================================

(1) At September 30, 2001, we had approximately 95 health care operators and approximately 675 leases in the managed portfolio.
(2) Annualized rental and interest income on total investments above. Includes net operating income (NOI) on managed portfolio.
(3) This column includes the revenue impact by year and the total annualized rental and interest income associated with the properties subject to lease expiration, lessees' renewal option and/or purchase options and mortgage maturities.

SAME STORE GROWTH:
(Dollar amounts in thousands)

Rent Growth on Comparable Facilities for the
Nine Months Ended  September 30, 2001 vs. September 30, 2000


Triple Net Properties:
Number of Facilities                                  270
Revenue Increase                                  $   260

Managed Properties:
Number of Facilities                                   82
Occupancy Percentage at September 30, 2001             93%
Occupancy Percentage Change from
        September 30, 2000                              -
Net Operating Income Decrease                      $  295


LEASE UP STATISTICS ON NEW ASSISTED LIVING FACILITIES:
(Dollar amounts in thousands)

                                     Average Months               Percent of
  Occupancy       Facilities          in Operation      Rents      Revenue
-----------------------------------------------------------------------------
  0% -  50%            2                  20.1         $1,066       0.35%
 50% -  70%            6                  29.7          2,491       0.81%
 70% -  90%            6                  28.7          4,432       1.44%
                                                                 ------------
                                                                    2.60%
                                                                 ============

CAPITAL EXPENDITURES:
(Dollar amounts in thousands)

                                        Three Months            Nine Months
                                           Ended                  Ended
                                    September 30, 2001      September 30, 2001
                                   --------------------------------------------
Acquisitions                              $117,400                 $173,800
Construction in Progress                  $  6,686                 $  6,686
Rentable Square Footage                      1,112                    1,460

CASH FLOW COVERAGE:

                                        Current Quarter         Prior Quarter
                                   --------------------------------------------
Cash Flow Coverage Before                      2.5                    2.6
Management Fees
Cash Flow Coverage After                       2.2                    2.3
Management Fees

CAUTIONARY LANGUAGE REGARDING FORWARD LOOKING STATEMENTS

     Statements in this Quarterly Report that are not historical factual statements are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements include, among other things, statements regarding the intent, belief or expectations of HCPI and its officers and can be identified by the use of terminology such as "may", "will", "expect", "believe", "intend", "plan", "estimate", "should" and other comparable terms or the negative thereof. In addition, we, through our senior management, from time to time make forward looking oral and written public statements concerning our expected future operations and other developments. Shareholders and investors are cautioned that, while forward looking statements reflect our good faith belief and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties. Actual results may differ materially from the expectations contained in the forward-looking statements as a result of various factors. In addition to the factors set forth under the caption Risk Factors in our annual report on Form 10-K, readers should consider the following:

 (a) Legislative, regulatory, or other changes in the health care industry at the local, state or federal level which increase the costs of or otherwise affect the operations of our lessees;
 (b) Changes in the reimbursement available to our lessees and mortgagors by governmental or private payors, including changes in Medicare and Medicaid payment levels and the availability and cost of third party insurance coverage;
 (c) Competition for lessees and mortgagors, including with respect to new leases and mortgages and the renewal or rollover of existing leases;
 (d) Changes and uncertainties in national or regional economic or political conditions, including changes in interest rates and the availability and cost of capital for us and the uncertainties caused by the September 11, 2001 terrorist attacks and related events;
 (e) Availability of suitable health care facilities to acquire at a favorable cost of capital and the competition for such acquisition and financing of health care facilities;
 (f) The ability of our lessees and mortgagors to operate our properties in a manner sufficient to maintain or increase revenues and to generate sufficient income to make rent and loan payments;
 (g) The financial weakness of operators in the long-term care and assisted living sectors, including the bankruptcies of certain of our tenants, which results in uncertainties in our ability to continue to realize the full benefit of such operators' leases; and
 (h) The risk that we will not be able to sell or lease facilities that are currently vacant.

DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risks related to fluctuations in interest rates on our mortgage loans receivable and on our debt instruments.

     We provide mortgage loans to operators of health care facilities in the normal course of business. All of the mortgage loans receivable have fixed interest rates or interest rates with periodic fixed increases.

     We may assume mortgage notes payable already in place as part of an acquisition transaction. Currently we have two mortgage notes payable with variable interest rates and the remaining mortgage notes payable have fixed interest rates or interest rates with fixed periodic increases. Our Senior Notes are at fixed rates. The variable rate loans are at interest rates below the current prime rate of 5.50%, and fluctuations are tied to the prime rate or to a rate currently below the prime rate.

     Fluctuation in the interest rate environment will not affect our future earnings and cash flows on our fixed rate debt until that debt matures and must be replaced or refinanced. Interest rate changes will affect the fair value of the fixed rate instruments. Conversely, changes in interest rates on variable rate debt would change our future earnings and cash flows, but not affect the fair value on those instruments. Assuming a one percentage point increase in the interest rate related to the variable rate debt including the mortgage notes payable and the bank lines of credit, and assuming no change in the outstanding balance as of year end, interest expense for 2001 would increase by approximately $1,173,000.

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

NEW PRONOUNCEMENTS

     See Note 10 to the financial statements for a discussion of our implementation of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" and Note 2 for a discussion of our adoption of Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements" released by the Securities and Exchange Commission ("SEC").

     In June 2001, the Financial Accounting Standards Board released Statements of Financial Accounting Standards No. 141 "Business Combinations," No. 142 "Goodwill and Other Intangible Assets" and No. 143 "Accounting for Asset Retirement Obligations" and, in August 2001, No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." The effect of these pronouncements is not expected to be material.

                          PART II.   OTHER INFORMATION

8. Exhibits and Reports on Form 8-K
   --------------------------------

   a)   Exhibits:

        3.1 Articles of Restatement of HCPI (incorporated herein by reference to exhibit 3.1 of HCPI's quarterly report on Form 10-Q for the period ended June 30, 2001).
        3.2 Second Amended and Restated Bylaws of HCPI (incorporated herein by reference to exhibit 3.2 of HCPI's quarterly report on form 10-Q for the period ended March 31, 1999).
        4.1 Rights agreement, dated as of July 27, 2000, between Health Care Property Investors, Inc. and the Bank of New York which includes the form of Certificate of Designations of the Series D Junior Participating Preferred Stock of Health Care Property Investors, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to exhibit 4.1 of Health Care Property Investors, Inc.'s Current Report on Form 8-K dated July 28,
               2000).
        4.2 Indenture, dated as of September 1, 1993, between HCPI and The Bank of New York, as Trustee, with respect to the Series C and D Medium Term Notes, the Senior Notes due 2006 and the Mandatory Par Put Remarketed Securities due 2015 (incorporated by reference to exhibit 4.1 to HCPI's registration statement on Form S-3 dated September 9, 1993).
        4.3 Indenture, dated as of April 1, 1989, between HCPI and The Bank of New York for Debt Securities (incorporated by reference to exhibit 4.1 to HCPI's registration statement on Form S-3 dated March 20, 1989).
        4.4 Form of Fixed Rate Note (incorporated by reference to exhibit 4.2 to HCPI's registration statement on Form S-3 dated March 20,
               1989).
        4.5    Form of Floating Rate Note (incorporated by reference to exhibit
               4.3 to HCPI's registration statement on Form S-3 dated March 20,
               1989).
        4.6 Registration Rights Agreement dated November 20, 1998 between HCPI and James D. Bremner (incorporated by reference to exhibit
               4.8 to HCPI's annual report on Form 10-K for the year ended December 31, 1999). This exhibit is identical in all material respects to two other documents except the parties thereto. The parties to these other documents, other than HCPI, were James P. Revel and Michael F. Wiley.
        4.7 Registration Rights Agreement dated January 20, 1999 between HCPI and Boyer Castle Dale Medical Clinic, L.L.C. (incorporated by reference to exhibit 4.9 to HCPI's annual report on Form 10-K for the year ended December 31, 1999). This exhibit is identical in all material respects to 13 other documents except the parties thereto. The parties to these other documents, other than HCPI, were Boyer Centerville Clinic Company, L.C., Boyer Elko, L.C., Boyer Desert Springs, L.C., Boyer Grantsville Medical, L.C., Boyer-Ogden Medical Associates, LTD., Boyer Ogden Medical Associates No. 2, LTD., Boyer Salt Lake Industrial Clinic Associates, LTD., Boyer-St. Mark's Medical Associates, LTD., Boyer

               McKay-Dee Associates, LTD., Boyer St. Mark's Medical Associates #2, LTD., Boyer Iomega, L.C., Boyer Springville, L.C., and - Boyer Primary Care Clinic Associates, LTD. #2.
          4.8 Form of Deposit Agreement (including form of Depositary Receipt with respect to the Depositary Shares, each representing one-one hundredth of a share of our 8.60% Cumulative Redeemable Preferred Stock, Series C) (incorporated by reference to exhibit 4.8 to HCPI's quarterly report on Form 10-Q for the period ended March 31, 2001) dated as of March 1, 2001 by and among HCPI, Wells Fargo Bank Minnesota, N.A. and the holders from time to time of the Depositary Shares described therein.
          4.9 Indenture, dated as of January 15, 1997, between American Health Properties, Inc. and The Bank of New York, as trustee (incorporated herein by reference to exhibit 4.1 to American Health Properties, Inc.'s current report on Form 8-K (file no. 001-09381), dated January 21, 1997).
          4.10 First Supplemental Indenture, dated as of November 4, 1999, between HCPI and The Bank of New York, as trustee (incorporated by reference to HCPI's quarterly report on Form 10-Q for the period ended September 30, 1999).
          4.11 Dividend Reinvestment and Stock Purchase Plan, dated November 9, 2000 (incorporated by reference to exhibit 99.1 to HCPI's registration statement on Form S-3 dated November 13, 2000, registration number 333-49796).
         10.1 Amendment No. 1, dated as of May 30, 1985, to Partnership Agreement of Health Care Property Partners, a California general partnership, the general partners of which consist of HCPI and certain affiliates of Tenet (incorporated by reference to exhibit
               10.1 to HCPI's annual report on Form 10-K for the year ended December 31, 1985).
         10.2 HCPI Second Amended and Restated Directors Stock Incentive Plan (incorporated by reference to exhibit 10.43 to HCPI's quarterly report on Form 10-Q for the period ended March 31, 1997).*
         10.3 HCPI Second Amended and Restated Stock Incentive Plan (incorporated by reference to exhibit 10.44 to HCPI's quarterly report on Form 10-Q for the period ended March 31, 1997).*
         10.4 First Amendment to Second Amended and Restated Directors Stock Incentive Plan, effective as of November 3, 1999 (incorporated by reference to exhibit 10.1 to HCPI's quarterly report on Form 10-Q for the period ended September 30, 1999).*
         10.5 Second Amendment to Second Amended and Restated Directors Stock Incentive Plan, effective as of January 4, 2000 (incorporated by reference to exhibit 10.15 to HCPI's annual report on Form 10-K for the year ended December 31, 1999).*
         10.6 First Amendment to Second Amended and Restated Stock Incentive Plan effective as of November 3, 1999 (incorporated by reference to exhibit 10.3 to HCPI's quarterly report on Form 10-Q for the period ended September 30, 1999).*
         10.7 HCPI 2000 Stock Incentive Plan, effective as of March 23, 2000 (incorporated by reference to Appendix A of HCPI's Proxy Statement used at the annual meeting of stockholders held on May 9, 2000).*

        10.8 HCPI Second Amended and Restated Directors Deferred Compensation Plan (incorporated by reference to exhibit 10.45 to HCPI's quarterly report on Form 10-Q for the period ended September 30,
               1997).*
        10.9 Second Amendment to Second Amended and Restated Directors Deferred Compensation Plan, effective as of November 3, 1999 (incorporated by reference to exhibit 10.2 to HCPI's quarterly report on Form 10-Q for the period ended September 30, 1999).
        10.10 Fourth Amendment to Second Amended and Restated Director Deferred Compensation Plan, effective as of January 4, 2000 (incorporated by reference to exhibit 10.17 to HCPI's annual report on Form 10-K for the year ended December 31, 1999).*
        10.11 Employment Agreement dated October 13, 2000 between HCPI and Kenneth B. Roath (incorporated by reference to exhibit 10.11 to HCPI's annual report on Form 10-K for the year ended December 31,
               2000).*
        10.12 Various letter agreements, each dated as of October 16, 2000, among HCPI and certain key employees of the Company (incorporated by reference to exhibit 10.12 to HCPI's annual report on Form 10-K for the year ended December 31, 2000).*
        10.13 HCPI Executive Retirement Plan (incorporated by reference to exhibit 10.28 to HCPI's annual report on Form 10-K for the year ended December 31, 1987).*
        10.14 Amendment No. 1 to HCPI Executive Retirement Plan (incorporated by reference to exhibit 10.39 to HCPI's annual report on Form 10-K for the year ended December 31, 1995).*
        10.15 Stock Transfer Agency Agreement between HCPI and The Bank of New York dated as of July 1, 1996 (incorporated by reference to exhibit 10.40 to HCPI's quarterly report on Form 10-Q for the period ended September 30, 1996).
        10.16 Amended and Restated Limited Liability Company Agreement dated November 20, 1998 of HCPI/Indiana, LLC (incorporated by reference to exhibit 10.15 to HCPI's annual report on Form 10-K for the year ended December 31, 1998).
        10.17 Amended and Restated Limited Liability Company Agreement dated January 20, 1999 of HCPI/Utah, LLC (incorporated by reference to exhibit 10.16 to HCPI's annual report on Form 10-K for the year ended December 31, 1998).
        10.18 Revolving Credit Agreement, dated as of November 3, 1999, among HCPI, each of the banks identified on the signature pages hereof, The Bank of New York, as agent for the banks and as issuing bank, and Bank of America, N.A. and Wells Fargo Bank, N.A., as co-documentation agents, with BNY Capital Markets, Inc., as lead arranger and Book Manager (incorporated by reference to exhibit
               10.4 to HCPI's quarterly report on Form 10-Q for the period ended September 30, 1999).
        10.19 364-Day Revolving Credit Agreement, dated as of November 3, 1999 among HCPI, each of the banks identified on the signature pages hereof, The Bank of New York, as agent for the banks, and Bank of America, N.A. and Wells Fargo Bank, N.A., as co-documentation agents, with BNY Capital Markets, Inc., as lead arranger and book manager (incorporated by reference to exhibit 10.5 to HCPI's quarterly report on Form 10-Q for the period ended September 30, 1999).
        10.20 Cross-Collateralization, Cross-Contribution and Cross-Default Agreement, dated as of July 20, 2000, by HCP Medical Office Buildings II, LLC, and Texas HCP Medical Office Buildings, L.P., for the benefit of First Union National Bank (incorporated by reference to exhibit 10.20 to HCPI's annual report on Form 10-K for the year ended December 31, 2000).
        10.21 Cross-Collateralization, Cross-Contribution and Cross-Default Agreement, dated as of August 31, 2000, by HCP Medical Office Buildings I, LLC, and Meadowdome, LLC, for the benefit of First Union National Bank (incorporated by reference to exhibit 10.21 to HCPI's annual report on Form 10-K for the year ended December 31, 2000).
        10.22 Amendment No. 2 to HCPI Executive Retirement Plan (incorporated by reference to exhibit 10.22 to HCPI's quarterly report on Form 10-Q for the period ended March 31, 2001).*

        * Management Contract or Compensatory Plan or Arrangement.

       b) Reports on Form 8-K:

          None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 12, 2001    HEALTH CARE PROPERTY INVESTORS, INC.
                            (REGISTRANT)



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