Form 10-K405
period 2001-12-31
HEALTH CARE PROPERTY INVESTORS INC
filed 2002-03-18
CIK 765880

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2001
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

                           --------------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
        Title of each class                            on which registered
        -------------------------------                -------------------------
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

         *The common stock has preferred stock purchase rights attached which are registered pursuant to Section 12(b) of the Securities Act of 1933, as amended, and listed on the New York Stock Exchange.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [_]

         As of March 13, 2002 there were 56,902,388 shares of common stock outstanding. The aggregate market value of the shares of common stock held by non-affiliates of the registrant, based on the closing price of these shares on March 13, 2002 on the New York Stock Exchange, was approximately $2,165,336,000. Portions of the definitive Proxy Statement for the registrant's 2002 Annual Meeting of Stockholders have been incorporated by reference into Part III of this Report.

                                     PART I

Item 1.  BUSINESS

     Health Care Property Investors, Inc. (HCPI), a Maryland corporation, was organized in March 1985 to qualify as a real estate investment trust (REIT). We invest in health care related real estate located throughout the United States, including long-term care facilities, congregate care and assisted living facilities, acute care and rehabilitation hospitals, medical office buildings, health care laboratory and biotech research facilities and physician group practice clinics. We commenced business nearly 17 years ago, making us the second oldest REIT specializing in health care real estate.

     As of December 31, 2001, our gross investment in our properties, including partnership interests and mortgage loans, was approximately $2.7 billion. Our portfolio of 429 properties in 42 states consisted of:

     . 176 long-term care facilities
     . 94 congregate care and assisted living facilities
     . 86 medical office buildings
     . 37 physician group practice clinics
     . 21 acute care hospitals
     . Nine rehabilitation hospitals
     . Six health care laboratory and biotech research facilities

     The average age of our properties is 17 years. As of December 31, 2001, approximately 55% of our revenue was derived from properties operated by publicly traded health care providers.

     Our senior debt is rated Baa2 by Moody's and BBB+ by both Standard & Poor's and Fitch, respectively, and has been rated medium investment grade continuously since 1986, when we first received a bond rating. We believe that we have enjoyed an excellent track record in attracting and retaining key employees. Our five executive officers have worked with us on average for 16 years. Our average annual return to stockholders, assuming reinvestment of dividends and before stockholders' income taxes, was approximately 17.4% over the period from our initial public offering in May 1985 through December 31, 2001.

     On November 4, 1999, American Health Properties, Inc. (AHE) merged with and into HCPI in a stock-for-stock transaction. The merger resulted in the issuance of 19,430,115 shares of HCPI's common stock and 4,000,000 depositary shares of HCPI's series C cumulative redeemable preferred stock. Additionally, upon consummation of the merger, we assumed AHE's debt comprised of $220 million of senior notes and $56 million of mortgage debt, and paid $71 million in cash to replace its revolving line of credit. The transaction was treated as a purchase for financial accounting purposes and, accordingly, the operating results of AHE have been included in our consolidated financial statements effective as of November 4, 1999.

     References herein to "HCPI", "the Company", "we", "us" and "our" include Health Care Property Investors, Inc. and our wholly-owned subsidiaries and consolidated joint ventures and partnerships, unless the context otherwise requires.

Our Properties

Lessees and Operators

     As of December 31, 2001, we had an ownership interest in 401 properties located in 40 states. We leased 300 of our owned properties pursuant to long-term triple net leases to 82 health care providers. Under a triple net lease, in addition to the rent obligation, the lessee is responsible for all operating expenses of the property such as utilities, property taxes, insurance and repairs and maintenance. The most significant lessees under triple net leases include the following companies or their affiliates:

     . Tenet Healthcare Corporation
     . HealthSouth Corporation
     . Kindred Healthcare, Inc.
     . Emeritus Corporation
     . HCA Inc.
     . Beverly Enterprises, Inc.
     . Centennial Healthcare Corp.
       (See section on Facility Operators for percentages of annualized revenue for these operators.)

     The remaining 101 owned properties are medical office buildings, physician clinics and health care laboratory and biotech research facilities with triple net, gross or modified gross leases with multiple tenants which are managed by independent property management companies on our behalf. Under gross or modified gross leases, we may be responsible for property taxes, repairs and maintenance and/or insurance on those properties.

     We also hold mortgage loans on 28 properties that are owned and operated by 16 health care providers including Beverly, Emeritus and Centennial. We have provided mortgage loans in the amount of $158,204,000 on those 28 properties, including 16 long-term care facilities, seven congregate care and assisted living centers, three acute care hospitals and two medical office buildings. At December 31, 2001, the remaining balance on these loans totaled $148,075,000.

     With the exception of Tenet which accounts for 18.3% of our annualized revenue, no single lessee or operator accounts for more than 5.6% of our revenue for the year ended December 31, 2001.

Equity Investments

     Of the 401 health care facilities in which we had an ownership interest as of December 31, 2001, we directly own 329 facilities outright, including:

     . 136 long-term care facilities
     . 83 congregate care and assisted living centers
     . 54 medical office buildings
     . 37 physician group practice clinics
     . 16 acute care hospitals
     . Three rehabilitation hospitals

     At December 31, 2001, we also had varying percentage interests in several limited liability companies and partnerships that together own 72 facilities and two mortgages as further discussed below under "Investments in Consolidated and Non-Consolidated Joint Ventures."

     The following is a summary of our properties grouped by type of facility and equity interest as of December 31, 2001:


                                               Equity         Number         Number          Total
                                              Interest          of          of Beds /     Investments        Annualized
Facility Type                                Percentage     Facilities      Units (1)         (2)          Rents/Interest
---------------------------------------------------------------------------------------------------------------------------
                                                                                           (Dollar amounts in thousands)
Long-Term Care Facilities                         100%             151         18,613     $   589,875        $  73,523
Long-Term Care Facilities                       77-80%              25          2,778          71,215            9,927
                                                            ---------------------------------------------------------------

                                                                   176         21,391         661,090           83,450
                                                            ---------------------------------------------------------------

Acute Care Hospitals                              100%              19          2,429         618,203           72,300
Acute Care Hospitals                               77%               2            356          42,806            8,152
                                                            ---------------------------------------------------------------

                                                                    21          2,785         661,009           80,452
                                                            ---------------------------------------------------------------

Rehabilitation Hospitals                           100%              3            248          36,305            5,963
Rehabilitation Hospitals                         90-97%              6            437          72,172            9,946
                                                            ---------------------------------------------------------------

                                                                     9            685         108,477           15,909
                                                            ---------------------------------------------------------------

Congregate Care & Assisted Living Centers          100%             90          7,014         444,296           44,754
Congregate Care & Assisted Living Centers        45-50%              4            412           1,537              ---
                                                            ---------------------------------------------------------------

                                                                    94          7,426         445,833           44,754
                                                            ---------------------------------------------------------------

Medical Office Buildings (3)                       100%             55            ---         483,560           45,198
Medical Office Buildings (3)                     54-90%             31            ---         167,850           16,697
                                                            ---------------------------------------------------------------

                                                                    86            ---         651,410           61,895
                                                            ---------------------------------------------------------------
Health Care Laboratory and Biotech
    Research Facilities (3)                         54%              6            ---          53,984            4,872
                                                            ---------------------------------------------------------------

Physician Group Practice Clinics (3)               100%             37            ---         147,566           14,053
                                                            ---------------------------------------------------------------

  Totals                                                           429         32,287      $2,729,369         $305,385
                                                            ===============================================================

(1) Congregate care and assisted living centers are apartment like facilities and are therefore stated in units (studio, one or two bedroom apartments) in order to indicate facility size; all other facilities are stated in beds, except the medical office buildings, the physician group practice clinics and the health care laboratory and biotech research facilities for which square footage is provided in footnote 3.

(2) Includes partnership and limited liability company investments, and incorporates all partners' and members' assets and construction commitments as well as our investment in unconsolidated joint ventures.

(3) The medical office buildings, physician group practice clinics and health care laboratory and biotech research facilities encompass approximately 4,671,000, 1,036,000 and 432,000 square feet, respectively.

     The following paragraphs describe each type of property.

     Long-Term Care Facilities. We have invested in 176 long-term care
     -------------------------
facilities. Various health care providers operate these facilities. Long-term care facilities offer restorative, rehabilitative and custodial nursing care for people not requiring the more extensive and sophisticated treatment available at acute care hospitals. Ancillary revenues and revenue from subacute care services are derived from providing services to residents beyond room and board and include occupational, physical, speech, respiratory and IV therapy, wound care, oncology treatment, brain injury care and orthopedic therapy as well as sales of pharmaceutical products and other services. Certain long-term care facilities provide some of the foregoing services on an out-patient basis. Long-term care facilities are designed to supplement hospital care and many have transfer agreements with one or more acute care hospitals. These facilities depend to some degree upon referrals from practicing physicians and hospitals. Long-term care services are paid for either by private sources, or through the federal Medicare and state Medicaid programs.

     Long-term care facilities generally provide patients with accommodation, complete medical and nursing care, and rehabilitation services including speech, physical and occupational therapy. As a part of the Omnibus Budget Reconciliation Act ("OBRA") of 1981, Congress established a waiver program under Medicaid to offer an alternative to institutional long-term care services. The provisions of OBRA and the subsequent OBRA Acts of 1987 and 1990 allow states, with federal approval, greater flexibility in program design as a means of developing cost-effective alternatives to delivering services traditionally provided in the long-term care setting. This is a contributing factor to the recent increase in the number of assisted living facilities, which may adversely affect some long-term care facilities as some individuals choose the residential environment and lower cost delivery system provided in the assisted living setting.

     Acute Care Hospitals. We have an interest in 18 general acute care
     --------------------
hospitals and three long-term acute care hospitals. Acute care hospitals offer a wide range of services such as fully-equipped operating and recovery rooms, obstetrics, radiology, intensive care, open heart surgery and coronary care, neurosurgery, neonatal intensive care, magnetic resonance imaging, nursing units, oncology, clinical laboratories, respiratory therapy, physical therapy, nuclear medicine, rehabilitation services and outpatient services.

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

     Congregate Care and Assisted Living Centers. We have investments in 94
     -------------------------------------------
congregate care and assisted living centers. Congregate care centers typically offer studio, one bedroom and two bedroom apartments on a month-to-month basis primarily to individuals who are over 75 years of age. Residents, who must be ambulatory, are provided meals and eat in a central dining area; they may also be assisted with some daily living activities. These centers offer programs and services that allow residents certain conveniences and make it possible for them to live independently; staff is also available when residents need assistance and for group activities.

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

     Medical Office Buildings. We have investments in 86 medical office
     ------------------------
buildings. These buildings are generally located adjacent to, or on the campus of, acute care hospitals. Medical office buildings contain physicians' offices and examination rooms, and may also include pharmacies, hospital ancillary service space and day-surgery operating rooms. Medical office buildings require more extensive plumbing, electrical, heating and cooling capabilities than commercial office buildings for sinks, brighter lights and special equipment that physicians typically use. Of our owned medical office buildings, 16 are master leased on a triple net basis to lessees that then sublease office space to physicians or other medical practitioners, 68 are managed by third party property management companies and are leased under triple net, gross or modified gross leases under which we are responsible for certain operating expenses, and two are mortgages.

     Health Care Laboratory and Biotech Research Facilities. We have investments
     ------------------------------------------------------
in six health care laboratory and biotech research facilities. These facilities are located on a research campus of a major university. The facilities are designed for and accommodate research and development in the biopharmaceutical industry, drug discovery and development, and predictive and personalized medicine. The facilities are leased to two tenants on a long-term basis.

     Physician Group Practice Clinics. We have investments in 37 physician group
     --------------------------------
practice clinic facilities that are leased to 15 different tenants. These clinics generally provide a broad range of medical services through organized physician groups representing various medical specialties. Each clinic facility is generally leased to a single lessee under a triple net or modified gross lease.

     The following table shows, with respect to each property type, the location by state, the number of beds/units, recent occupancy levels, patient revenue mix, annualized rents and interest, and information regarding remaining lease terms.


                                                                                  High
                                                    Number                       Quality                         Average
                                     Number        of Beds/       Average        Revenue       Annualized       Remaining
                                       of           Units        Occupancy         Mix           Rents/           Term
Facility Location                  Facilities        (1)            (2)          (2), (3)       Interest          (5)
--------------------------------------------------------------------------------------------------------------------------
                                                                                               (Thousands)      (Years)
Long-Term Care Facilities
Alabama                                   1             175          82%             37%        $      868            2
Arizona                                   3             428          70              33              1,101            6
Arkansas                                  9             866          53              33              2,265            8
California                               17           1,698          86              41              5,724           12
Colorado                                  7           1,055          88              37              5,686            9
Connecticut                               1             121          96              49                165            1
Florida                                  12           1,267          87              23              6,760            8
Georgia                                   1              60          84              30                122           20
Idaho                                     1             119          68              37                571           12
Illinois                                  1             128          98              61                322            4
Indiana                                  32           4,064          77              43             18,905           11
Iowa                                      1             201          89              47                696           12
Kansas                                    3             299          94              48              1,131            8
Kentucky                                  1             100          98              50                590           10
Louisiana                                 3             355          80              23                962           12
Maryland                                  3             438          85              39              1,933           16
Massachusetts                             5             615          83              38              1,945            9
Michigan                                  4             406          88              48              1,038            7
Minnesota                                 1              94          95              57                115            9
Mississippi                               1             120          97              30                376           10
Missouri                                  1             153         ---             ---                540           10
Montana                                   1              80          60              38                205            8
Nevada                                    2             266          86              68              1,569            8
New Mexico                                1             102          81              18                327            2
North Carolina                            7             782          84              45              3,163            7
Ohio                                     12           1,543          83              46              8,073           10
Oklahoma                                 12           1,395          76              78                511           12
Oregon                                    1             110         ---             ---                 50            3
Pennsylvania                              1              89          74              36                391            2
South Carolina                            2             ---         ---             ---                ---           10
Tennessee                                13           2,192          84              42             10,859            9
Texas                                     6             689          67              47              1,621            7
Utah                                      1             120          69              25                494           12
Washington                                2             252          74              54                995            9
Wisconsin                                 7           1,009          82              46              3,377            8
--------------------------------------------------------------------------------------------------------------------------
   Sub-Total                            176          21,391          82              42             83,450            9
--------------------------------------------------------------------------------------------------------------------------
Acute Care Hospitals
Arizona                                   1              21          91             100                473           11
California                                4             828          54             100             28,335            3
Florida                                   1             204          70             100              7,513            3
Georgia                                   1             167          54             100              7,387            3
Idaho                                     1              22         ---             ---                ---          ---
Louisiana                                 2             325          40             100              5,468            3
Missouri                                  1             201          76             100              3,642            3
New Mexico                                1              56          77             100              2,365            5
North Carolina                            1             355          57             100              7,667            3
South Carolina                            2             174          23             100              2,687            4
Texas                                     5             293          65             100              6,788            6
Utah                                      1             139          23             100              8,127            3
--------------------------------------------------------------------------------------------------------------------------
   Sub-Total                             21           2,785          54%            100%         $  80,452            3
--------------------------------------------------------------------------------------------------------------------------


                                                                                    High
                                                    Number                        Quality                          Average
                                     Number        of Beds/        Average        Revenue         Annualized      Remaining
                                       of           Units         Occupancy         Mix             Rents/          Term
Facility Location                  Facilities        (1)             (2)          (2),(3)          Interest          (5)
----------------------------------------------------------------------------------------------------------------------------
                                                                                                (Thousands)        (Years)
Rehabilitation Facilities
Arizona                                   1              60           72%            100%         $   1,804            3
Arkansas                                  2             120           80             100              3,193            8
Colorado                                  1              64           70             100              1,235            4
Florida                                   1             108           97             100              2,250           10
Kansas                                    2             145           62             100              3,765            2
Texas                                     1             108           70             100              1,753            2
West Virginia                             1              80           94             100              1,909           10
----------------------------------------------------------------------------------------------------------------------------
   Sub-Total                              9             685           77             100             15,909            6
----------------------------------------------------------------------------------------------------------------------------
Physician Group Practice Clinics (4)
California                                2             ---          ---             ---              4,483            8
Colorado                                  1             ---          ---             ---                348            6
Florida                                   9             ---          ---             ---              2,442            6
Georgia                                   3             ---          ---             ---                362            7
North Carolina                            2             ---          ---             ---                533            3
Oklahoma                                  4             ---          ---             ---                292            5
Tennessee                                 4             ---          ---             ---              1,629            9
Texas                                     4             ---          ---             ---              1,598            7
Virginia                                  1             ---          ---             ---                273            7
Wisconsin                                 7             ---          ---             ---              2,093           13
----------------------------------------------------------------------------------------------------------------------------
Sub-Total                                37             ---          ---             ---             14,053            8
----------------------------------------------------------------------------------------------------------------------------
Congregate Care and Assisted Living Centers
Alabama                                   1              84          ---             ---                ---           13
Arizona                                   1              98           92              79                571            6
Arkansas                                  1              17          ---             ---                 28            9
California                                7             535           78             100              5,444           14
Delaware                                  1              52           62              80                409            6
Florida                                  10             820           87             100              2,843           11
Georgia                                   2              80           89             100                293            9
Idaho                                     1              50           96              89                365            4
Indiana                                   4             378          ---             ---              1,447            9
Kansas                                    2             194           62              46                158           12
Louisiana                                 3             240           94             100              1,698           12
Maryland                                  2             140          ---             ---                970           10
Michigan                                  3             320           98             100              1,025           11
Mississippi                               1              80           96             100                697           15
Missouri                                  1              73           43              73                317           10
Nebraska                                  1              73          ---             ---                514            7
New Jersey                                4             279           77              88              2,258           10
New Mexico                                2             285           73             100              2,166           10
New York                                  1              75           85             100                489            6
North Carolina                            3             230           84             100              1,403            9
Ohio                                      2             280           63             100              1,623           10
Oregon                                    1              58           85             100                403            8
Pennsylvania                              3             232           89             100              2,040            7
South Carolina                            9             650           73              94              4,324           11
Tennessee                                 1              60           33             100                 16          ---
Texas                                    22           1,722           76              93             10,650           10
Virginia                                  1              90          ---             ---                855           12
Washington                                3             219           86              58              1,665           10
Wisconsin                                 1              12           96             100                 83            7
----------------------------------------------------------------------------------------------------------------------------
   Sub-Total                             94           7,426           79%             94%         $  44,754           10
----------------------------------------------------------------------------------------------------------------------------




                                                                                    High
                                                    Number                         Quality                        Average
                                     Number        of Beds/        Average         Revenue       Annualized      Remaining
                                       of           Units         Occupancy          Mix           Rents/          Term
Facility Location                  Facilities        (1)             (2)             (3)          Interest          (5)
----------------------------------------------------------------------------------------------------------------------------
                                                                                                (Thousands)      (Years)
Medical Office Buildings (4)
Arizona                                   9             ---            ---            ---        $    2,701            7
California                               12             ---            ---            ---            11,934            5
Florida                                   5             ---            ---            ---             1,595            6
Indiana                                  14             ---            ---            ---             6,997            6
Kansas                                    1                            ---            ---               394            9
Kentucky                                  1             ---            ---            ---               685            4
Maryland                                  1             ---            ---            ---               611            8
Massachusetts                             1             ---            ---            ---             1,814            7
Minnesota                                 2             ---            ---            ---             2,319            6
Missouri                                  1             ---            ---            ---               555            6
Nevada                                    1             ---            ---            ---               258           17
New Jersey                                2             ---            ---            ---             2,720            3
New York                                  1             ---            ---            ---             2,340            6
North Dakota                              1             ---            ---            ---               981            8
Ohio                                      1             ---            ---            ---               463           11
Oregon                                    1             ---            ---            ---               583           13
Tennessee                                 1             ---            ---            ---             1,285           12
Texas                                    11             ---            ---            ---            10,789            4
Utah                                     19             ---            ---            ---            10,755            8
Washington                                1             ---            ---            ---             2,116            6
----------------------------------------------------------------------------------------------------------------------------
   Sub-Total                             86             ---            ---            ---            61,895            6
----------------------------------------------------------------------------------------------------------------------------
Health Care Laboratory and
    Biotech Research
Utah                                      6             ---            ---            ---             4,872           12
----------------------------------------------------------------------------------------------------------------------------
   Sub-Total                              6             ---            ---            ---        $    4,872           12
----------------------------------------------------------------------------------------------------------------------------
TOTAL FACILITIES                        429          32,287            ---            ---          $305,385            7
============================================================================================================================

(1) Congregate care and assisted living centers are apartment-like facilities and are therefore stated in units (studio, one or two bedroom apartments) in order to indicate facility size. Medical office buildings, physician group practice clinics and health care laboratory and biotech research facilities are measured in square feet and encompass approximately 4,671,000 square feet, 1,036,000 square feet and 432,000 square feet, respectively. All other facilities are measured by licensed bed count.

(2) This information is derived from information provided by our lessees for the most recent quarter. Excluded are facilities under construction, newly completed facilities under start-up, vacant facilities, and facilities where the data is not available or not meaningful. Occupancy computations are weighted by number of beds/units. Long-Term Care Facilities are computed using available beds which can sometimes be less than the number of licensed beds a facility may have. In prior years, this information was computed for all facilities using an average for the four most recent quarters using a simple average on licensed beds for all facility types.

(3) This information is derived from information provided by our lessees for the most recent quarter. Excluded are facilities under construction, newly completed facilities under start up, vacant facilities and facilities where the data is not available or not meaningful. All revenues, including private patient and Medicare revenues but excluding Medicaid revenues, are included in "High Quality" revenues. In prior years, this information was computed for all facilities using an average for the four most recent quarters using a simple average for all facility types.

(4) Physician group practice clinics and medical office building lessees have use of the leased facilities for their own use or for the use of sub-lessees.

(5) Average Remaining Lease Term calculations are weighted by annualized revenue. Previously this information was computed using a simple average.

Competition

     We compete for real estate acquisitions and financings with health care providers, other health care related real estate investment trusts, real estate partnerships, real estate lenders, and other investors.

     Our properties are subject to competition from the properties of other health care providers. Certain of these other operators have capital resources substantially in excess of some of the operators of our facilities. In addition, the extent to which the properties are utilized depends upon several factors, including the number of physicians using the health care facilities or referring patients there, competitive systems of health care delivery and the size and composition of the population in the surrounding area. Private, federal and state payment programs and the effect of other laws and regulations may also have a significant influence on the utilization of the properties. Virtually all of the properties operate in a competitive environment and patients and referral sources, including physicians, may change their preferences for a health care facility from time to time.

Facility Operators

     At December 31, 2001, we had investments in 429 properties located in 42 states and operated by 93 health care operators. In addition, approximately 650 leases are in force in the multi-tenant buildings. Listed below are our major operators, the number of facilities operated by our operators, and the annualized revenue and the approximate percentage of annualized revenue derived from those operators.


                                                                                         Percentage of
                                                                 Annualized            Total Annualized
       Operators                            Facilities             Revenue                  Revenue
       --------------------------------------------------------------------------------------------------
                                                            (Dollar amounts in thousands)
       Tenet                                       9                $  56,058                18%
       HealthSouth                                 9                   17,077                6
       Kindred                                    24                   16,372                5
       Emeritus                                   27                   15,367                5
       HCA                                         9                   14,752                5
       Beverly                                    24                   10,009                3
       Centennial                                 18                    8,744                3

     Certain of the listed facilities have been subleased to other operators with the original lessee remaining liable on the leases. The revenue applicable to these sublessees is not included in the annualized revenue percentages above. The percentage of annualized revenue on these subleased facilities was 1% for the year ended December 31, 2001.

Tenet, HealthSouth, Kindred, Emeritus, HCA and Beverly are subject to the informational filing requirements of the Securities Exchange Act of 1934, as amended, and accordingly file periodic financial statements on Form 10-K and Form 10-Q with the Securities and Exchange Commission. We obtained all of the financial and other information relating to these operators listed below from their public reports.

     The following table summarizes our major public operators' assets, stockholders' equity, interim revenue and net income (or net loss) from continuing operations as of or for the nine months ended September 30, 2001. All of the following information is based upon such operators' public reports.

                                                                                                Net Income/
                                                       Stockholders'                            (Loss) from
    Operators                         Assets          Equity (Deficit)          Revenue          Operations
    -----------------------------------------------------------------------------------------------------------
                                                         (Dollar amounts in millions)
    Tenet (1)                       $  13,423            $  5,301               $  6,691           $   416
    HealthSouth                         7,375               3,720                  3,265               135
    Kindred (2)                         1,481                 480                  1,539                33
    Emeritus                              171                 (73)                   105                (4)
    HCA                                17,497               4,915                 13,415               845
    Beverly                             1,857                 560                  2,033               (35)

(1) The information described above for Tenet is for the six months ended November 30, 2001 or as of November 30, 2001, as applicable.

(2) The information described above for Kindred is for the six months ended September 30, 2001 or as of September 30, 2001, as applicable.

     The following table summarizes our major public operators' assets, stockholders' equity, annualized revenue and net income (or net loss) from continuing operations as of or for the year ended December 31, 2000.

                                                                       Net Income/
                                    Stockholders'                      (Loss) from
    Operators         Assets      Equity (Deficit)       Revenue       Operations
    ---------------------------------------------------------------------------------
                                      (Dollar amounts in millions)
    Tenet*          $  12,995        $  5,079           $  12,053         $  678
    HealthSouth         7,380           3,527               4,195            279
    Kindred             1,334            (472)              2,889            (65)
    Emeritus              178             (66)                125            (22)
    HCA                17,568           4,405              16,670            219
    Beverly             1,876             584               2,628            (55)

* The information described above for Tenet is for the fiscal year ended May 31, 2001 or as of May 31, 2001, as applicable.

     The current equity market capitalization for each of the operators listed above, based on the closing price of their common stock on March 1, 2002 as reported in the Wall Street Journal, and based on the number of outstanding shares of their common stock as reported in their most recent public filing available is as follows: Tenet, $18.9 billion; HealthSouth, $4.7 billion; Kindred, $714 million; HCA, $20.9 billion; Emeritus, $48.4 million; and Beverly, $635 million.

     Certain additional information about these operators is provided below:

Tenet

     Tenet, a Fortune 500 company, is one of the nations largest health care services companies, providing a broad range of services through the ownership and management of acute care hospitals. Tenet's unsecured debt ratings have recently improved to Baa3/BBB by Moody's and Standard and Poor's.

Kindred Healthcare (formerly Vencor, Inc.):

     We have negotiated a new lease with Kindred Healthcare, Inc. ("Kindred") for 22 facilities whose leases were scheduled originally to expire in August 2001. For lease renewal purposes, the facilities comprise three groups with maturities of nine, ten, and eleven years. The annual rent on these facilities has increased by $3,300,000 to $16,100,000 in the first lease year. Ten additional facilities were originally leased to Kindred. Of those ten, six have been leased directly to former Kindred sublessees or third parties for lower rents to us of an estimated $200,000 annually, three have been subsequently sold, and one is being considered for lease to a third party.

Troubled Long-Term Care and Assisted Living Operators

     We derive 27% of our revenue from the long-term care industry. A slowing economy with lower labor costs, greater availability of nursing aides, less labor turnover and lower interest costs is expected to continue to improve nursing home operations, tempered in part by increased liability insurance costs and lower increases or decreases in government reimbursement. While certain long-term care operators and facilities continue to experience operating problems in part due to low levels of Medicaid reimbursements in certain states, many others have shown improvement. However, if the most recent Medicare reimbursement increase is not extended beyond October 1, 2002 and various states institute Medicaid rate cuts to reduce budget shortfalls, some operators may again begin feeling the strain of inadequate reimbursement. Several long-term care facility operators, including Kindred and Genesis Health Ventures, two of our lessees, have successfully emerged from bankruptcy proceedings. In addition, two other large long-term care operators and lessees, Sun Healthcare, which has recently received approval for its reorganization plan, and Mariner Healthcare which has submitted its plan for reorganization, may exit bankruptcy during the first half of 2002.

     We own eleven long-term care facilities in Oklahoma, four facilities in North Carolina, and eight facilities in various other states whose operations have been negatively affected by reduced reimbursement and the performance and financial situation of the properties and their lessees. We recorded revenue of approximately $1,400,000 less in the fourth quarter of this year from these 23 properties than in the corresponding quarter in 2000. Management expects improved results from higher lease revenue or sales of these properties in the next 12 months. We recently signed leases for six of these facilities and letters of intent on another three properties.

     The assisted living industry, from which we derive 15% of our revenue, has been challenged by overbuilding in certain areas, slower than projected fill-up rates, margin pressure from lower than projected rents and shortage of capital. Development activity has slowed and there is improving census in a number of communities. Various assisted living companies continue their efforts to restructure their capital, debt and lease structures, while new operators are emerging in the market with new capital for selective investment.

     We own seven assisted living facilities currently leased to three operators whose operations have been negatively affected by their current market position. This has resulted in our recording revenue of approximately $700,000 less in the fourth quarter of this year from these seven properties than in the same quarter in 2000. Management believes that there will be a significant improvement in its return on some of these buildings in 2002.

     We cannot assure you that the bankruptcies of certain long-term care operators and the trouble experienced by assisted living operators will not have a material adverse effect on our Net Income, FFO or the market value of our common stock.

Leases and Loans

     The initial base rental rates of the triple net leases of properties we acquired during the three years ended December 31, 2001 have generally ranged from 9% to 12% per annum of the acquisition price of the related property. Initial interest rates on the loans we entered into during the three years ended December 31, 2001 have generally ranged from 8% to 11% per annum. Rental rates vary by lease, taking into consideration many factors, such as:

     . Creditworthiness of the lessee
     . Operating performance of the facility
     . Interest rates at the beginning of the lease
     . Location, type and physical condition of the facility

     Certain leases provide for additional rents that are based upon a percentage of increased revenue over specific base period revenue of the leased properties. Others have rent increases based on inflation indices or other factors and some leases and loans have annual fixed rent or interest rate increases (see Note 2 to the Consolidated Financial Statements in this Annual Report on Form 10-K).

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

     The primary or fixed terms of the triple net and modified gross leases generally range from ten to 15 years, and generally have one or more five-year (or longer) renewal options. The average remaining base lease-term on the triple net and modified gross leases is approximately seven years. The primary term of the gross leases to multiple tenants in the medical office buildings range from one to 20 years, with an average of six years remaining on those leases. Obligations under the triple-net leases, in most cases, have corporate parent or shareholder guarantees. Irrevocable letters of credit from various financial institutions and lease deposits back 142 leases and loans on 15 facilities which cover from one to 18 months of lease or loan payments. We require the lessees and mortgagors to renew such letters of credit during the lease or loan term in amounts that may change based upon the passage of time, improved operating cash flows or improved credit ratings.

     We believe that the credit enhancements discussed above provide us with significant protection for our investment portfolio. As of January 31, 2002, other than approximately $5.4 million in delinquent rents and interest, of which approximately $1.1 million is covered by credit enhancements, we are currently receiving rents and interest in a timely manner from substantially all lessees and mortgagors as provided under the terms of the leases or loans; we have provided reserves of $3.4 million against the remaining amounts.

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

     Many lessees have the right of first refusal to purchase the properties during the lease term; many leases provide one or more five-year (or longer) renewal options at existing lease rates and continuing additional rent formulas, although certain leases provide for lease renewals at fair market value. Certain lessees also have options to purchase the properties, generally for fair market value, and generally at the expiration of the primary lease term and/or any renewal term under the lease. If options are exercised, many such provisions require lessees to purchase or renew several facilities together, precluding the possibility of lessees purchasing or renewing only those facilities with the best financial outcomes. Sixty one properties are not subject to purchase options until 2008 or later, and an additional 292 leased properties do not have any purchase options.

     A table recapping lease expirations, mortgage maturities, properties subject to purchase options and financial underperformance as of December 31, 2001 follows:



                                 Current Annualized Revenue of
                   ----------------------------------------------------------
                      Properties Subject to
                   Lease Expirations, Purchase
                           Options and                 Properties Subject             Estimated Revenue
                       Mortgage Maturities            to Purchase Options               Loss at Lease
    Year                       (1)                          (2), (3)                 Expiration (4), (5)
--------------------------------------------------------------------------------------------------------------
                                           (Amounts in thousands, except percentages)
    2002                      $   3,447                      $    2,108              0.32%          $   977
    2003                          8,759                           3,577              0.35             1,079
    2004                         66,468                          54,338              1.31             3,992
Thereafter                      226,711                          83,898               ---               ---
                   -------------------------------------------------------------------------------------------
                               $305,385                        $143,921              1.98%          $ 6,048
                   ===========================================================================================

(1) This column includes the revenue impact by year and the total annualized rental and interest income associated with the properties subject to lessees' renewal options and/or purchase options and mortgage maturities.

(2) This column includes the revenue impact by year and the total annualized rental and interest income associated with properties subject to purchase options. If a purchase option is exercisable at more than one date, the convention used in the table is to show the revenue subject to the purchase option at the date management estimates is most likely for exercise of the option. Although certain purchase option periods commenced in earlier years, lessees have not exercised their purchase options as of this time. The total for this column (2) $143,921 is a component (subset) of column
     (1), the total current annualized revenue of properties subject to lease expirations, purchase options and mortgage maturities.

(3) Seven hospitals leased to Tenet Healthcare Corporation come up for renewal or purchase option in 2004. Six of these leases were renewed in 1999 for a five year term. Based on the current operations at these facilities and the availability of contractual renewal rates below market, management of HCPI expects that renewal of the leases in 2004 for another five year term is likely.

(4) Based on current market conditions, we estimate that there could be a revenue loss (compared to current rental rates) upon the expiration of the current term of the leases in the percentages and amounts shown in the table for lease expirations. The percentages are computed by taking the possible revenue loss as a percentage of 2001 total annualized revenue.

(5) We estimate that in addition to the possible reduction in income from lease expirations, we may also have an increase of approximately $700,000 in 2002 due to the reinvestment of cash received from mortgage maturities and facility sales. This amount is calculated based on current interest rate levels and is not estimated in years subsequent to 2002 due to the unpredictable levels of facility sales and interest rates and their impact on sales and mortgage maturities.

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

Development of Facilities

     Since 1987, we have committed to the development of 61 facilities. As of December 31, 2001, we have funded costs of approximately $418 million and have completed 58 facilities of our total development commitment. The completed facilities comprise:

     . 35 congregate care and assisted living facilities
     . Seven long-term care facilities
     . Seven medical office buildings
     . Five rehabilitation hospitals
     . Four acute care hospitals

     Simultaneously with the commencement of each of these development programs and prior to funding, we enter into a lease agreement with the developer/operator. The base rent under the lease is generally established at a rate equivalent to a specified margin over our cost of money at the commencement of the lease.

     Our build to suit development program generally includes a variety of additional forms of credit enhancement and collateral beyond those provided by the leases. During the development period, we generally require additional security and collateral in the form of more than one of the following:

     . Irrevocable letters of credit from financial institutions;
     . Payment and performance bonds; and
     . Completion guarantees by either one or a combination of the developer/operator's parent entity, other affiliates or one or more of the individual principals who control the developer/operator.

     In addition, before we advance any funds under the development agreement, the developer/operator must provide:

     . Satisfactory evidence in the form of an endorsement to our title insurance policy that no intervening liens have been placed on the property since the date of our previous advance;
     . A certificate executed by the project architect that indicates that all construction work completed on the project conforms with the requirements of the applicable plans and specifications;
     . A certificate executed by the general contractor that all work requested for reimbursement has been completed; and . Satisfactory evidence that the funds remaining unadvanced are sufficient for the payment of all costs necessary for the completion of the project in accordance with the terms and provisions of the agreement.

     As a further safeguard during the development period, we generally will retain 10% of construction funds incurred until we have received satisfactory evidence that the project will be fully completed in accordance with the applicable plans and specifications. We also monitor the progress of the development of each project and the accuracy of the developer/operator's draw requests by having our own in-house inspector perform regular on-site inspections of the project prior to the release of any requested funds.

Investments in Consolidated and Non-Consolidated Joint Ventures

     At December 31, 2001, we also had varying percentage interests in several limited liability companies and partnerships that together own 72 facilities and two mortgages, as further discussed below:

(1) A 77% interest in a partnership (Health Care Property Partners) which owns two acute care hospitals and 18 long-term care facilities and has one mortgage on a long-term care facility.
(2) Interests of between 90% and 97% in six partnerships (HCPI/San Antonio Ltd. Partnership, HCPI/Colorado Springs Ltd. Partnership, HCPI/Little Rock Ltd. Partnership, HCPI/Kansas Ltd. Partnership, Fayetteville Health Associates Ltd. Partnership and Wichita Health Associates Ltd. Partnership), each of which was formed to own a comprehensive rehabilitation hospital.
(3) A 90% interest in a limited liability company (HCPI Indiana, LLC) which owns six medical office buildings and has one mortgage on a medical office building.
(4) A 59% interest in a limited liability company (HCPI Utah, LLC) which owns 18 medical office buildings.
(5) A 54% interest in a limited liability company (HCPI Utah II, LLC) which owns six medical office buildings, five health care laboratory and biotech research facilities and is constructing one health care laboratory and biotech research facility.
(6) An 80% interest in five limited liability companies (Vista-Cal Associates, LLC; Statesboro Associates, LLC; Ft. Worth-Cal Associates, LLC; Perris-Cal Associates, LLC; and Louisiana-Two Associates, LLC) which own an aggregate of six long-term care facilities.
(7) A 45% - 50% interest in four limited liability companies (Seminole Shores Living Center, LLC - 50%; Edgewood Assisted Living Center, LLC - 45%; Arborwood Living Center, LLC - 45%; and Greenleaf Living Center, LLC - 45%) each owning a congregate care facility.

Future Acquisitions

     We anticipate acquiring additional health care related facilities and leasing them to health care operators or investing in mortgages secured by health care facilities.

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

     At the close of each quarter of our taxable year, we must also satisfy four tests relating to the nature of our assets. First, at least 75% of the value of our total assets must be represented by real estate assets (including stock or debt instruments held for not more than one year, purchased with the proceeds of a stock offering or long-term (more than five years) public debt offering by
us), cash, cash items and government securities. Second, not more than 25% of our total assets may be represented by securities other than those in the 75% asset class. Third, of the investments included in the 25% asset class, the value of any one issuer's securities owned by us may not exceed 5% of the value of our total assets and we may not own more than 10% of the vote or value of the securities of a non-REIT corporation, other than certain debt securities and interests in taxable REIT subsidiaries, as defined below. Fourth, not more than 20% of the value of our total assets may be represented by securities of one or more taxable REIT subsidiaries.

     The first three asset tests mentioned above were applicable for all of our prior taxable years, except for the "10% value" requirement relating to the securities of a non-REIT corporation. This provision and the fourth asset test, which limits our ownership of taxable REIT subsidiaries, are effective for taxable years ending after December 31, 2000.

     We own interests in various partnerships and limited liability companies. In the case of a REIT that is a partner in a partnership or a member of a limited liability company that is treated as a partnership under the Code, Treasury Regulations provide that for purposes of the REIT income and asset tests, the REIT will be deemed to own its proportionate share of the assets of the partnership or limited liability company and will be deemed to be entitled to the income of the partnership or limited liability company attributable to such share. The ownership of an interest in a partnership or limited liability company by a REIT may involve special tax risks, including the challenge by the Internal Revenue Service (the "Service") of the allocations of income and expense items of the partnership or limited liability company, which would affect the computation of taxable income of the REIT, and the status of the partnership or limited liability company as a partnership (as opposed to an association taxable as a corporation) for federal income tax purposes. We also own interests in a number of subsidiaries which are intended to be treated as qualified REIT subsidiaries (each a "QRS"). The Code provides that such subsidiaries will be ignored for federal income tax purposes and all assets, liabilities and items of income, deduction and credit of such subsidiaries will be treated as assets, liabilities and such items of ours. If any partnership, limited liability company, or subsidiary in which we own an interest were treated as a regular corporation (and not as a partnership, QRS or taxable REIT subsidiary) for federal income tax purposes, we would likely fail to satisfy the REIT asset tests described above and would therefore fail to qualify as a REIT. We believe that each of the partnerships, limited liability companies, and subsidiaries (other than taxable REIT subsidiaries) in which we own an interest will be treated for tax purposes as a partnership or disregarded entity (in the case of a partnership or limited liability company), or QRS, respectively, although no assurance can be given that the Service will not successfully challenge the status of any such organization.

     We also own interests in two subsidiaries which are intended to be treated as taxable REIT subsidiaries (each a "TRS"). A REIT may own any percentage of the voting stock and value of the securities of a corporation which jointly elects with the REIT to be a TRS, provided certain requirements are met. A TRS generally may engage in any business, including the provision of customary or noncustomary services to tenants of its parent REIT and of others, except a TRS may not manage or operate a health care facility. A TRS is treated as a regular corporation and is subject to federal income tax and applicable state income and franchise taxes at regular corporate rates. In addition, a 100% tax may be imposed on a REIT if its rental, service or other agreements with its TRS, or the TRS's agreements with the REIT's tenants, are not on arms' length terms.

     In order to qualify as a REIT, we are required to distribute dividends (other than capital gain dividends) to our stockholders in an amount at least equal to (A) the sum of (i) 90% of our "real estate investment trust taxable income" (computed without regard to the dividends paid deduction and our net capital gain) and (ii) 90% of the net income, if any (after tax), from foreclosure property, minus (B) the sum of certain items of non-cash income. For all of our taxable years beginning before January 1, 2001, the 90% distribution requirement discussed above was 95%. Such distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for such year, if paid on or before the first regular dividend payment date after such declaration and if we so elect and specify the dollar amount in our tax return. To the extent that we do not distribute all of our net long-term capital gain or distribute at least 90%, but less than 100%, of our "real estate investment trust taxable income", as adjusted, we will be required to pay tax thereon at regular corporate tax rates. Furthermore, if we should fail to distribute during each calendar year at least the sum of (i) 85% of our ordinary income for such year, (ii) 95% of our capital gain income for such year, and (iii) any undistributed taxable income from prior periods, we would be required to pay a 4% excise tax on the excess of such required distributions over the amounts actually distributed.

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

Government Regulation

     The health care industry is heavily regulated by federal, state and local laws. This government regulation of the health care industry affects us because:

(1) The financial ability of lessees to make rent and debt payments to us may be affected by governmental regulations such as licensure, certification for participation in government programs, and government reimbursement, and
(2) Our additional rents are often based on our lessees' gross revenue from operations in many instances, which in turn are affected by the amount of reimbursement such lessees receive from the government.

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

     Fraud and Abuse. There are various federal and state laws prohibiting fraud by health care providers, including criminal provisions which prohibit filing false claims or making false statements to receive payment or certification under Medicare and Medicaid, or failing to refund overpayments or improper payments. Violation of these federal provisions is a felony punishable by up to five years imprisonment and/or a $25,000 fine. Civil provisions prohibit the knowing filing of a false claim or the knowing use of false statements to obtain payment. The penalties for such violations may include fines ranging from $5,000 to $10,000, plus treble damages, for each claim filed.

     There are also laws that attempt to eliminate fraud and abuse by prohibiting payment arrangements that include compensation for patient referrals. The federal Anti-Kickback Law prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, the referral of Medicare, Medicaid, or other federal health care program patients. A wide array of relationships and arrangements, including ownership interests in a company by persons who refer or who are in a position to refer patients, as well as personal services agreements, have under certain circumstances, been alleged or been found to violate these provisions. In addition to the Anti-Kickback Statute, federal law also restricts physicians who have financial relationships with hospitals and other providers of health care services from making referrals for certain services to those providers. In August 1995, the federal government released final regulations addressing physician referral prohibitions relating to financial relationships with entities that furnish clinical laboratory services. In January 2001, the federal government released the first portion of final regulations that explain the scope of the physician referral prohibition with respect to entities that furnish certain "designated health services." Most of the provisions contained within the January 2001 regulations became effective January 4, 2002. The second part of the final regulations has not been promulgated and is not expected until 2002 or later. All of these regulations will impact health care providers' financial and contractual arrangements with physicians.

     Many states have adopted or are considering legislative proposals similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for health care services reimbursed by any source, not only the Medicare and other federal government programs. In addition, several states have enacted or are considering legislation that prohibits physician referral arrangements or requires physicians to disclose any financial interest they may have with a health care provider to their patients when referring patients to that provider. The federal and state laws and regulations regarding fraud and abuse are extremely complex, and little judicial or regulatory interpretation exists.

     State and federal governments are devoting increasing attention and resources to anti-fraud initiatives against health care providers. The Health Insurance Portability and Accountability Act of 1996 and the Balanced Budget Act of 1997 expand the penalties for health care fraud, including broader provisions for the exclusion of providers from the Medicare and Medicaid programs. Further, under Operation Restore Trust, a major anti-fraud demonstration project, the Office of Inspector General of the U.S. Department of Health and Human Services, in cooperation with other federal and state agencies, has focused on the activities of skilled nursing facilities, home health agencies, hospices and durable medical equipment suppliers in certain states, including California, in which we have properties. Due to the success of Operation Restore Trust, the project has been expanded to numerous other states and to additional providers, including providers of ancillary nursing home services.

     Another trend affecting the health care industry is the increased use of the federal False Claims Act and, in particular, actions under the False Claims Act's "whistleblower" provisions. Those provisions allow a private individual to bring actions on behalf of the government alleging that the defendant has defrauded the federal government. Recently, the number of suits brought against health care providers by private individuals has increased. In addition, various states are considering or have enacted laws modeled after the federal False Claims Act. Even in instances when a whistleblower action is dismissed with no judgment or settlement, the Lessee may incur substantial legal fees and other costs relating to an investigation. Certain lessees have been faced with whistleblower suits by former employees, alleging non-compliance with Medicare rules and regulations. For instance, the U.S. Department of Justice recently joined a whistleblower suit filed against Integrated Health Services, Inc., which alleges that the company admitted and retained patients in its long-term care hospitals who did not require acute care and billed Medicare for these allegedly unnecessary services.

     Some Medicare fiscal intermediaries (private companies that contract with the Centers for Medicare and Medicaid Services, "CMS," formerly the Health Care Financing Administration, to administer the Medicare program) have also increased scrutiny of cost reports filed by long-term care providers. Findings of violations of the fraud and abuse laws and regulations may jeopardize a borrower's or lessee's ability to operate a facility or to make rent and debt payments, thereby potentially adversely affecting us. Our lease arrangements with lessees may also be subject to these fraud and abuse laws. Federal and state laws governing illegal rebates and kickbacks regulate contingent or percentage rent arrangements where our co-investors are physicians or others in a position to refer patients to the facilities. Although only limited interpretive or enforcement guidance is available, we have structured our rent arrangements in a manner that we believe complies with such laws and regulations.

     We have no knowledge regarding any facilities in which we have an investment that would lead us to believe that the facilities in which we have investments are not in substantial compliance with the various regulatory requirements applicable to them, although there can be no assurance that the operators are in compliance or will remain in compliance in the future.

     Licensure Risks. Most health care facilities must obtain a license to operate. Failure to obtain licensure or loss of licensure would prevent a facility from operating. These events could adversely affect the facility operator's ability to make rent and debt payments. State and local laws also may regulate expansion, including the addition of new beds or services or acquisition of medical equipment, and occasionally the contraction of health care facilities by requiring certificate of need or other similar approval programs. In addition, health care facilities are subject to the Americans with Disabilities Act and building and safety codes which govern access to and physical design requirements and building standards for facilities.

     Environmental Matters. A wide variety of federal, state and local environmental and occupational health and safety laws and regulations affect health care facility operations. Under various federal, state and local environmental laws, ordinances and regulations, an owner of real property or a secured lender (such as us) may be liable for the costs of removal or remediation of hazardous or toxic substances at, under or disposed of in connection with such property, as well as other potential costs relating to hazardous or toxic substances (including government fines and damages for injuries to persons and adjacent property). Such laws often impose such liability without regard to whether the owner or secured lender knew of, or was responsible for, the presence or disposal of such substances and may be imposed on the owner or secured lender in connection with the activities of an operator of the property. The cost of any required remediation, removal, fines or personal or property damages and the owner's or secured lender's liability therefore could exceed the value of the property, and/or the assets of the owner or secured lender. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral which, in turn, would reduce our revenue.

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

     Medicare payments to acute care hospitals for inpatient services are based on the Prospective Payment System. Under the Prospective Payment System, a hospital is paid a prospectively established rate based on the category of the patient's diagnosis ("Diagnostic Related Groups" or "DRGs"). Beginning in 1991, Medicare payments began to phase-in the Prospective Payment System for capital related inpatient costs over a ten year period. Thus, current Medicare reimbursement to hospitals for capital-related inpatient costs is based on a federal prospective rate rather than the cost-based reimbursement system previously used. DRG rates are subject to adjustment on an annual basis as part of the federal budget reconciliation process. The Balanced Budget Act of 1997 expanded the Prospective Payment System to include skilled nursing facilities, home health agencies, hospital outpatient departments, and rehabilitation hospitals. See "Health Care Reform" section and further discussion following.

     Beginning in August 2000, CMS implemented a prospective payment system under which services and items furnished in hospital outpatient departments are reimbursed using a predetermined amount for each Ambulatory Payment Classification or "APC". Each Medicare outpatient APC is based on the specific procedures performed and items furnished during a patient visit. Certain items and services are paid on a fee schedule, and for certain drugs, biologies, and technologies, hospitals are reimbursed additional amounts. APC rates are subject to adjustment on an annual basis.

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

     Skilled Nursing Facility Prospective Payment System. Most state Medicaid programs and, up until July 1, 1998, Medicare programs utilized a cost-based reimbursement system for skilled nursing facilities, which reimbursed these facilities for the reasonable direct and indirect allowable costs incurred in providing routine services plus in certain states, a return on equity, subject to certain cost ceilings. These costs normally included allowances for administrative and general costs as well as the costs of property and equipment (depreciation and interest, fair rental allowance or rental expense). Cost-based reimbursement was typically subject to retrospective adjustment through cost report settlement, and for certain states, payments made to a facility on an interim basis that were subsequently determined to be less than or in excess of allowable costs could be adjusted through future payments to the affected facility. State Medicaid reimbursement programs varied as to the methodology used to determine the level of allowable costs which were reimbursed to operators.

     Beginning on July 1, 1998, the congressionally mandated Prospective Payment System was implemented for skilled nursing facilities. Under the Prospective Payment System, skilled nursing facilities are paid a case-mix adjusted federal per diem rate for Medicare-covered services provided by the skilled nursing facilities. The per diem rate is calculated to cover routine service costs, ancillary costs and most capital-related costs (see further discussion under Health Care Reform).


     Long-Term Care Facilities and Regulatory Issues. Long-term care facilities are regulated primarily through the licensing of such facilities against a common background established by federal law enacted as part of the Omnibus Budget Reconciliation Act of 1987. Regulatory authorities and licensing standards vary from state to state, and in some instances from locality to locality. These standards are constantly reviewed and revised. State agencies periodically inspect facilities to determine whether they comply with state and/or federal regulations, at which time deficiencies may be identified. The facilities must correct these deficiencies as a condition to continued licensing or certification and participation in government reimbursement programs. Depending on the nature of such deficiencies, remedies can be routine or costly. Similarly, compliance with regulations which cover a broad range of areas such as patients' rights, staff training, quality of life and quality of resident care may increase facility start-up and operating costs.

     In 1999 and 2000, Congress increased funding for state health agencies in order to allow state agencies that conduct skilled nursing facility inspections to intensify Medicare and Medicaid regulatory enforcement efforts. CMS has instructed these state agencies to increase the number of unannounced nursing home inspections and to investigate consumer complaints about skilled nursing facilities promptly. As a result of these increased enforcement efforts, some of our lessees may be subject to fines and other penalties that could increase their operating costs.

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

     Acute care hospitals must comply with requirements for various forms of utilization review. In addition, under the Prospective Payment System, each state must have a Peer Review Organization (also known as a Quality Improvement Organization) carry out federally funded mandated reviews of Medicare patient admissions, treatment and discharges in acute care hospitals.

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

Health Care Reform

     The health care industry has continually faced various challenges, including increased government and private payor pressure on health care providers to control costs, the migration of patients from acute care facilities into extended care and home care settings, and the vertical and horizontal consolidation of health care providers. The pressure to control health care costs intensified during 1994 and 1995 as a result of the national health care reform debate and continued as Congress attempted to slow the rate of growth of federal health care expenditures as part of its effort to balance the federal budget.

     Changes in the law, new interpretations of existing laws, and changes in payment methodology may have a dramatic effect on the definition of permissible or impermissible activities, the relative costs associated with doing business and the amount of reimbursement furnished by both government and other third-party payors. These changes may be applied retroactively under certain circumstances. The ultimate timing or effect of legislative efforts cannot be predicted and may impact us in different ways.

     These changes include:

     . The adoption of the Medicare+Choice program, which expands Medicare beneficiaries' choices to include traditional Medicare fee-for-service, private fee-for-service medical savings accounts, various managed care plans, and provider sponsored organizations, among others;
     . The expansion and restriction of reimbursement for various Medicare benefits;
     . The adoption of a Prospective Payment System for skilled nursing facilities, home health agencies, hospital outpatient departments, and rehabilitation hospitals;
     . The repeal of the Boren amendment payment standard for Medicaid so that states have the exclusive authority to determine provider rates and providers have no federal right of action;
     . The reduction in Medicare disproportionate share payments to hospitals;
       and
     . The removal of the $150,000,000 limit on tax-exempt bonds for nonacute hospital capital projects.

     The Balanced Budget Act of 1997, signed by President Clinton on August 5, 1997, was designed to produce several billion dollars in net savings for Medicaid over the five years following enactment. In addition, the Balanced Budget Act repealed the Boren Amendment under which states were required to pay long-term care providers, including skilled nursing facilities, rates that were "reasonable and adequate to meet the cost which must be incurred by efficiently and economically operated facilities". As a result of the repeal of the Boren Amendment, states are now required by the Balanced Budget Act to do the following with respect to skilled nursing facility rates:

     . Use a public process for determining rates;
     . Publish proposed and final rates, the methodologies underlying the rates, and justifications for the rates; and
     . Give methodologies and justifications.

     When determining rates, states are required to take into account the situation of skilled nursing facilities that serve a disproportionate number of low-income patients with special needs. The Secretary of Health and Human Services is required to conduct a study concerning the effect of state rate-setting methodologies on the access to and the quality of services provided to Medicaid beneficiaries and report the study results to Congress. The Balanced Budget Act also provides the federal government with expanded enforcement powers to combat waste, fraud and abuse in delivery of health care services. Though applicable to payments for services furnished on or after October 1, 1997, the new requirements are not retroactive. Thus, states that have not proposed changes in their payment methods or standards, or changes in rates for items and services furnished on or after October 1, 1997, need not immediately implement a Balanced Budget Act public approval process. The Balanced Budget Act of 1997 also strengthened the anti-fraud and abuse laws to provide for stiffer penalties for fraud and abuse violations.

     The Balanced Budget Act also reduced the payments made to long-term acute care hospitals ("LTACs"). Regarding LTACs, the Balanced Budget Act reduced the amount of reimbursement for incentive payments established pursuant to the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA"), for capital expenditures and bad debts, and for services to certain patients transferred from an acute care hospital. In addition, the Balanced Budget Act for the first time imposed a national ceiling limitation or "national cap" on payments that may be made in each category of hospitals exempt from a prospective payment system. LTACs constitute one such category. The reduction in payments to LTACs mandated by the Budget Act many adversely effect an LTAC operator's ability to develop or acquire LTACs in the future.

     LTACs, currently excluded from a prospective payment system, are scheduled to transition to a prospective payment system by October 1, 2002. A prospective payment system for LTACs is mandated under the Balanced Budget Act. The Benefits Improvement Act directs the Secretary of the U.S. Department of Health and Human Services to study the question of whether to base the eventual prospective payment system for LTACs on existing diagnosis-related groups, which are now used for inpatient stays in acute care hospitals, or on refined diagnosis related groups. To date, the Secretary has not proposed a prospective payment system for LTACs. If the Secretary cannot implement a prospective payment system specific to LTACs by October 1, 2002, the Secretary is required to instead implement a prospective payment system based upon existing acute care hospital diagnosis-related groups that have been modified where possible to account for resource usage of LTAC patients.

     In November 1999, President Clinton signed into law the Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999 ("Budget Refinement Act") which reduces some of the reimbursement cutbacks enacted under the Balanced Budget Act. The Budget Refinement Act delayed implementation of cost-cutting measures and increased payments to some sectors of the health care industry. Long-term care facilities received increased payments under the Budget Refinement Act. Disproportionate share hospital payment cutbacks were lessened. The Budget Refinement Act provided that the change to a prospective payment system for outpatient hospital services must be budget neutral and not result in reduced reimbursement. The extent of the financial relief provided by the Budget Refinement Act is estimated to be $16 billion over five years.

     Continuing this trend, President Clinton signed the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 ("Benefits Improvement Act") in December 2000, which provides for across-the-board Medicare and Medicaid payment increases for most health care providers. Overall, passage of the Benefits Improvement Act is expected to result in approximately $35 billion in additional reimbursement for providers over the next five years. Additionally, the Benefits Improvement Act extended the moratorium on implementation of the cap for outpatient therapy services throughout 2002. Payments for home health services, hospice services, and long-term care hospital services will also increase under the provisions of the Benefits Improvement Act.

     A number of the Budget Refinement Act and the Benefits Improvement Act provisions that provide reimbursement relief to skilled nursing facilities are set to expire on September 30, 2002. It has been estimated that the skilled nursing facility sector will experience a 17% rate drop when these provisions expire in fiscal year 2003. Various industry organizations are examining ways to ameliorate the potentially adverse effects of such a Medicare rate drop.

     Other federal initiatives will result in greater operational expenditures for health care providers. For instance, the Health Insurance Portability and Accountability Act of 1996 requires a significant overhaul of health care information systems to protect individual medical information and to standardize formatting of health care claims. In November 1999, the Department of Health and Human Services released proposed regulations to protect the confidentiality of individual health information. Final privacy regulations were released in December 2000. Health care providers must comply with the privacy regulations by April 14, 2003. The federal government has estimated that the United States health care industry will spend approximately $18 billion over a ten-year period in order to achieve compliance with these new privacy requirements.

     In August 2000, the U.S. Department of Health and Human Services also released final regulations that delineated uniform, national standards for the electronic exchange of medical information and filing of claims. Health care providers must comply with these regulations by October 16, 2002, or receive a waiver from the Department to extend the deadline for compliance to October 16, 2003. The federal government estimates that compliance will cost health care providers approximately $3.5 billion. However, the federal government has predicted that implementation of these uniform standards will help to speed conversion from manual to electronic billing systems, resulting in cost savings of approximately $30 billion over the next decade for health care providers.

     In addition to the reforms enacted and considered by Congress from time to time, state legislatures periodically consider various health care reform proposals. Congress and state legislatures can be expected to continue to review and assess alternative health care delivery systems, new regulatory enforcement initiatives, and new payment methodologies. Public debate of these issues can be expected to continue in the future. There are numerous initiatives at the federal and state levels for comprehensive reforms affecting the payment for and delivery of health care services. Changes in the law, new interpretations of existing laws, and changes in payment methodology and enforcement priorities may have a dramatic effect on the definition of permissible or impermissible activities, the relative costs associated with doing business and the amount of reimbursement by both government and other third-party payors. These changes may be applied retroactively. The ultimate timing or effect of legislative efforts cannot be predicted and may impact us in different ways.

     In 1998, health expenditures in the United States amounted to $1.1 trillion, representing 13.5 percent of Gross Domestic Product. The Centers for Medicaid and Medicare Services reported that 1998 spending for health care continued a five-year trend of low growth to below six percent annually, but reflected the highest annual percentage increase since 1993. Also, for the first time in a decade, public spending grew more slowly than private health care spending. The primary reason for the slow growth in public spending was Medicare, which was significantly affected by the adoption of reimbursement restriction measures in the Balanced Budget Act of 1997. Fraud savings also contributed. Because economic growth generally matched growth in health care spending since 1993, the health care share of gross domestic product has remained roughly the same since 1993. We believe that government and private efforts to contain or reduce health care costs will continue. These trends are likely to lead to reduced or slower growth in reimbursement for certain services provided by some of our lessees and mortgagors. We believe that the vast nature of the health care industry, the financial strength and operating flexibility of our operators and the diversity of our portfolio will mitigate the impact of any such diminution in reimbursements. However, we cannot predict whether any of the above proposals or any other proposals will be adopted and, if adopted, no assurance can be given that the implementation of such reforms will not have a material adverse effect on our financial condition or results of operations.

Objectives and Policies

     We are organized to invest in income-producing health care related facilities. In evaluating potential investments, we consider such factors as:

     . The geographic area, type of property and demographic profile;
     . The location, construction quality, condition and design of the property; . The current and anticipated cash flow and its adequacy to meet operational needs and lease obligations;
     . The rent provides a competitive market return to our investors;
     . The potential for capital appreciation;

     . The tax laws related to real estate investment trusts;
     . The regulatory and reimbursement environment in which the properties operate;
     . Occupancy and demand for similar health facilities in the same or nearby communities;
     . An adequate mix between private and government sponsored patients at health facilities;
     . Potential alternative uses of the facilities; and . Prospects for liquidity through financing or refinancing.

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

     At December 31, 2001, we had three series of preferred stock and one class of debt securities which are senior to the common stock. We may, in the future, issue additional debt or equity securities which will be senior to the common stock. We have authority to offer shares of our capital stock in exchange for investments which conform to our standards and to repurchase or otherwise acquire our shares or other securities.

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

     In March 2001, we introduced a new Dividend Reinvestment and Stock Purchase Plan (the "Plan"). Under the terms of the Plan, existing stockholders may purchase shares of common stock by reinvesting all or a portion of the cash dividends from their shares of common stock, or by making optional cash payments to purchase additional shares of common stock.

     On June 20, 2000 we adopted a Stockholder Rights Plan and declared a dividend of one preferred share purchase right for each outstanding share of our common stock. The rights will become exercisable if a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of our common stock or following the commencement or announcement of an intention to make a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of our common stock. After the rights become exercisable, each right will entitle the holder to purchase from us one one-hundredth (1/100th) of a share of Series D Junior Participating Preferred Stock at a price of $95 per one one-hundredth (1/100th) of a Preferred Share, subject to certain anti-dilution adjustments. The rights will at no time have any voting rights.

     Each Series D Preferred Share purchasable upon exercise of the rights will be entitled, when, as and if declared, to a minimum preferential quarterly dividend payment of $1.00 per share but will be entitled to an aggregate dividend of 100 times the dividend, if any, declare per common share. In the event our liquidation, dissolution or winding up, the holders of the Series D Preferred Shares will be entitled to a preferential liquidation payment of $100 per share plus any accrued but unpaid dividends but will be entitled to an aggregate payment of 100 times the payment made per common share. Each Series D Preferred Share will have 100 votes and will vote together with our common stock. Finally, in the event of any merger, consolidation or other transaction in which shares of our common stock are exchanged, each Series D Preferred Share will be entitled to receive 100 times the amount received per share of common stock. Series D Preferred Shares will not be redeemable. The rights are protected by customary anti-dilution provisions. Because of the nature of the Preferred Share's dividend, liquidation and voting rights, the value of one one-hundredth of a Preferred Share purchasable upon exercise of each Right should approximate the value of one common share.

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

                                   Health Care Property Investors
-----------------------------------------------
                                                 50%
                                     Health Care Investors, III
 -- HCPI Mortgage Corp.             =            50%
         100%

 -- Texas HCP, Inc.                 =            99%
         100%                          Texas HCP Holding, L.P. = HCPI/San Antonio LP
                                              \   1%  /                  90%
 -- Texas HCP G.P., Inc.            =          \     /
         100%                                   \99%/
                                       Texas HCP Medical Office Buildings, L.P.
 -- Texas HCP Medical G.P., Inc.    =             1%
         100%

 -- HCPI Trust
         100%

 -- HCPI Knightdale, Inc.
         100%

 -- Meadowdome LLC
         100%

 -- AHE of Somerville, Inc.
         100%

 -- AHP of Nevada, Inc.
         100%

 -- AHP of Washington, Inc.
         100%

 -- Tucson-Cal Associates, LLC
         100%

 -- HCP Medical Office Buildings I, LLC
         100%

 -- HCP Medical Office Buildings II, LLC
         100%

 -- HCPI Investments, Inc.
         100%

 -- Indiana HCP G.P., Inc.          =  1%     ------
         100%

 -- Indiana HCP I, Inc.             =  49.5%  ------  --- Indiana HCP, L.P.
         100%                                                 100%

 -- Indiana HCP II, Inc.            =  49.5%  ------
         100%

 -- Consolidated Partnerships and Limited Liability Companies:
         Health Care Property Partners - 77%
         HCPI/Colorado Springs LP - 97%
         HCPI Indiana LLC - 90%
         HCPI Kansas LP - 97%
         HCPI/Little Rock LP - 97%
         HCPI/Utah LLC - 59% (Owns 100% of HCPI Davis North LLC)
         Fayetteville Health Associates LP - 97%
         Wichita Health Associates LP - 97%
         HCPI/Utah II LLC - 54% (Owns 100% of HCPI Stansbury LLC and HCPI
          Wesley LLC)
         HCPI Idaho Falls LLC - 100% Various Non-Consolidated LLCs*

 * HCPI or a qualified REIT subsidiary is non-managing member and has a 45%-80% interest in the following limited liability companies:

         Louisiana-Two Associates, LLC - 80%
         Arborwood Living Center, LLC - 45%
         Perris-Cal Associates, LLC - 80%
         Edgewood Assisted Living LLC - 45%
         Statesboro Associates, LLC - 80%
         Greenleaf Living Center LLC - 45%
         Vista-Cal Associates, LLC - 80%
         Seminole Shores Living Center LLC - 50%
         Ft. Worth-Cal Assoc. LLC - 80%


Item 2. PROPERTIES

     See Item 1. for details.

Item 3. LEGAL PROCEEDINGS

     During 2001, we were not a party to any material legal proceedings.

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



                                  2001                           2000                            1999
                            High           Low              High          Low             High           Low
                        -----------------------------------------------------------------------------------------
First Quarter             $34 1/2        $29 1/4       $26              $23 11/16        $31 3/8         $26 5/8
Second Quarter             36 13/16       33            29               25               32 15/16        27 5/16
Third Quarter              38 5/8         33 3/4        30 1/2           26 3/8           28 9/16         24 11/16
Fourth Quarter             39 1/16        35 1/8        29 15/16         27 1/4           27 1/8          21 15/16

     As of March 13, 2002 there were approximately 4,800 stockholders of record and approximately 70,000 beneficial stockholders of our common stock.

     It has been our policy to declare quarterly dividends to the common stock shareholders so as to comply with applicable sections of the Internal Revenue Code governing REITs. The cash dividends per share paid on common stock are set forth below:


                                              2001             2000             1999
                                          ---------------------------------------------
                     First Quarter            $.76             $.72            $.68
                     Second Quarter            .77              .73             .69
                     Third Quarter             .78              .74             .70
                     Fourth Quarter            .79              .75             .71

     Boyer. On January 25, 1999, we completed the acquisition of a managing
     -----
member interest in HCPI/Utah, LLC, a Delaware limited liability company ("HCPI/Utah"), in exchange for a cash contribution of approximately $18.9 million. In connection with this acquisition, several limited liability companies and general partnerships affiliated with The Boyer Company, L.C. ("Boyer") contributed a portfolio of 14 medical office buildings (including two ground leaseholds associated therewith) to HCPI/Utah with an aggregate equity value (net of assumed debt) of approximately $18.9 million. In exchange for this capital contribution, the contributing entities received 593,247 non-managing member units of HCPI/Utah. HCPI/Utah also issued 590,555 managing member units to HCPI. At the initial closing, HCPI/Utah was also granted the right to acquire five additional medical office buildings. During 1999, two of the five buildings were contributed to HCPI/Utah and the contributing entities received 48,212 non-managing member units of HCPI/Utah and 707,663 managing member units were issued to us. In addition, HCPI and HCPI/Utah agreed with Boyer that HCPI/Utah would not acquire the medical office building known as Old Mill. During 2001, two more of the buildings were contributed to HCPI/Utah and the contributing entities received 84,922 non-managing member units of HCPI/Utah and 308,827 managing member units were issued. The Amended and Restated Limited Liability Company Agreement of HCPI/Utah (the "Agreement") provides that only we are authorized to act on behalf of HCPI/Utah and that we have responsibility for the management of its business. In accordance with the Agreement, the contributing entities also received an additional 29,688 units in 1999 and 8,324 units in 2001 as a result of step-ups in value of certain of the buildings. During 2000, HCPI/Utah determined that 505,881 managing member units previously recorded and issued to HCPI during 1999 should have been recorded as a loan from HCPI to retire existing debt of HCPI/Utah. Consequently, HCPI/Utah redesignated these units as a loan from HCPI, which is secured by HCPI/Utah real estate assets.

     Generally the non-managing member units issued in connection with the initial closing became exchangeable for common stock on January 25, 2000. The non-managing member units issued on or prior to August 17, 2001, in connection with the subsequent closings will become exchangeable on August 17, 2002, and the non-managing member units issued after August 17, 2001, in connection with the subsequent closings, will become exchangeable twelve months after the last issuance of units. The non-managing member units are exchangeable for common stock on a one for one basis (subject to certain adjustments, such as stock splits and reclassifications) or for an amount of cash equal to then-current market value of the shares of common stock into which the non-managing member units may be exchanged. HCPI/Utah relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, in connection with the issuance and sale of the non-managing member units. During the first quarter of 2000, we registered 593,247 shares of our common stock for issuance from time to time in exchange for units.

     On August 17, 2001, we completed the acquisition of a managing member interest in HCPI/Utah, II, LLC, a Delaware limited liability company ("HCPI/Utah II"), in exchange for a cash contribution of approximately $32.8 million. In connection with the acquisition, several limited liability companies and general partnerships affiliated with The Boyer Company, L.C., a Utah limited liability company ("Boyer"), contributed a portfolio of four medical office buildings and five health care laboratory and biotech research facilities (seven of which buildings are owned through ground leasehold interests) to HCPI/Utah II with an aggregate equity value (net of assumed debt) of approximately $25.7 million. In exchange for this capital contribution, the contributing entities received 738,923 non-managing units of HCPI/Utah II. HCPI/Utah II also issued 942,670 managing member units to HCPI. At the initial closing, HCPI/Utah II was also granted the right to acquire eight additional medical office buildings. During 2001, two of the eight buildings were contributed to HCPI/Utah II and the contributing entities received 62,758 non-managing member units of HCPI/Utah II and 15,509 managing member units were issued to us. The Amended and Restated Limited Liability Company Agreement of HCPI/Utah II, as amended (the "Agreement") provides that only we are authorized to act on behalf of HCPI/Utah II and that we have responsibility for the management of its business.

     Generally, the non-managing member units issued in connection with the initial closing will become exchangeable for common stock on August 17, 2002, and the non-managing member units issued in connection with the subsequent closings will become exchangeable 12 months after the last issuance of units. The non-managing member units are exchangeable for common stock on a one-for one basis (subject to certain adjustments, such as stock splits and reclassifications) or for an amount of cash equal to the then-current market value of the shares of common stock into which the non-managing member units may be exchanged. HCPI/Utah II relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, in connection with the issuance and sale of the non-managing member units.

Item 6. SELECTED FINANCIAL DATA

     Set forth below is our selected financial data as of and for the years ended December 31, 2001, 2000, 1999, 1998, and 1997.



                                                            Year Ended December 31,
                                      2001             2000              1999             1998              1997
                                   ---------------------------------------------------------------------------------
                                                (Amounts in thousands, except per share data)
Income Statement Data:
Total Revenue                              $332,460       $329,807          $224,793         $161,549      $  128,503
Net Income Applicable to
   Common Shares                             96,266        108,867            78,450           78,635          63,542
Basic Earnings per Common Share                1.79           2.13              2.25             2.56            2.21
Diluted Earnings per Common Share              1.78           2.13              2.25             2.54            2.19

Balance Sheet Data:
Total Assets                              2,431,153      2,394,852         2,464,795        1,352,327         937,442
Debt Obligations                          1,057,752      1,158,928         1,179,507          709,045         452,858
Stockholders' Equity                      1,246,724      1,139,283         1,195,662          591,134         438,747

Other Data:
Basic Funds From Operations (1)             179,375        171,344           114,520           96,255          83,442
Cash Flows From Operating
  Activities                                200,848        205,511           124,117          112,311          87,544
Cash Flows Provided By (Used In)
  Investing Activities                     (118,163)        63,714          (230,460)        (417,524)       (205,238)
Cash Flows Provided By (Used In)
  Financing Activities                     (132,900)      (218,298)          109,535          305,633         118,967
Dividends Paid                              190,123        175,079           106,177           89,210          71,926
Dividends Paid Per Common Share                3.10           2.94              2.78             2.62            2.46
--------------------------

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


                                                       2001          2000         1999         1998          1997
                                                    ------------------------------------------------------------------
Net Income Applicable to Common Shares                 $ 96,266    $ 108,867     $  78,450    $  78,635    $  63,542
Real Estate Depreciation                                 84,098       72,590        44,789       29,577       22,667
Joint Venture Adjustments                                   243        1,917         1,584        2,096         (720)
Gain on Sale of Real Estate Properties                   (1,232)     (11,756)      (10,303)     (14,053)      (2,047)
Gain on Extinguishment of Debt                              ---         (274)          ---          ---          ---
                                                    ------------------------------------------------------------------
                                                       $179,375   $  171,344    $  114,520    $  96,255    $  83,442
                                                    ==================================================================

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     Health Care Property Investors, Inc., including its wholly-owned subsidiaries and affiliated joint ventures (HCPI), generally acquires health care facilities and leases them on a long-term basis to health care providers. We also lease medical office space to providers and physicians on a shorter term basis. On a more limited basis, we provide mortgage financing on health care facilities. As of December 31, 2001, our portfolio of properties, including equity investments, consisted of 429 facilities located in 42 states. These facilities are comprised of 176 long-term care facilities, 94 congregate care and assisted living facilities, 86 medical office buildings, 37 physician group practice clinics, 21 acute care hospitals, nine freestanding rehabilitation facilities and six health care laboratory and biotech research facilities. Our gross investment in the properties, which includes joint venture acquisitions, was approximately $2.7 billion at December 31, 2001.

     The primary focus of operations for 2001 was the completion of $240 million of new investments. We financed the acquisitions primarily through the proceeds from the issuance of new equity and asset sales. However, the issuance of new equity had the short-term impact of de-leveraging the Company by paying down the bank lines with long-term capital. Additionally, we recorded lower market rents on certain properties and recorded a $13.6 million write-down on 13 properties related to the reorganization of certain nursing home and assisted living operators.

     On November 4, 1999, American Health Properties, Inc. (AHE) merged with and into HCPI in a stock-for-stock transaction. The merger resulted in the issuance of 19,430,115 shares of our common stock and 4,000,000 depositary shares of our series C cumulative redeemable preferred stock. Additionally, upon consummation of the merger, we assumed AHE's debt comprised of $220 million of senior notes and $56 million of mortgage debt, and paid $71 million in cash to replace its revolving line of credit. The transaction was treated as a purchase for financial accounting purposes and, accordingly, the operating results of AHE have been included in our consolidated financial statements effective November 1999.

Results of Operations

Year Ended December 31, 2001 Vs. Year Ended December 31, 2000

     Net Income applicable to common shares for the year ended December 31, 2001 totaled $96,266,000 or $1.78 per share on a diluted basis on revenue of $332,460,000. This compares to Net Income applicable to common shares of $108,867,000 or $2.13 per share on a diluted basis on revenue of $329,807,000 for the corresponding period in 2000. Included in Net Income applicable to common shares and earnings per share on a diluted basis for the year ended December 31, 2001 is the net effect of a write-down of $13,640,000, or $0.25 per share, to fair market value (see Note 3 to the Consolidated Financial Statements) of 13 facilities to be sold offset by a net Gain on Sale of Real Estate Properties of $1,232,000, or $0.02 per share. Net Income applicable to common shares and earnings per share on a diluted basis for the year ended December 31, 2000 includes the net effect of a write-down of $2,751,000, or $0.05 per share, to fair market value of four facilities to be sold and a net Gain on Sale of Real Estate Properties of $11,756,000, or $0.23 per share. In addition, Net Income applicable to common shares for the year ended December 31, 2000, includes a $2,000,000 or $0.04 per share one-time charge as a result of an equity investment write-off.

     Rental Income attributable to Triple Net Leases for the year ended December 31, 2001 decreased 0.2% or $502,000 to $226,510,000. The decrease is primarily the result of the impact of dispositions made during 2000 and 2001 offset by acquisition activity during 2001. Rental Income attributable to Managed Properties for the year ended December 31, 2001 increased 5.3% or $4,274,000 to $84,092,000 with a related increase in Managed Properties Operating Expenses of 8.5% or $2,367,000 to $30,105,000. These increases were generated primarily from 2001 acquisition activity (see Note 3 to the Consolidated Financial Statements). Interest and Other Income for the year ended December 31, 2001 decreased 4.9% or $1,119,000 to $21,858,000 primarily as a result of a loan payoff in the first quarter of 2001.

     Interest Expense for the year ended December 31, 2001 decreased 9.5% or $8,258,000 to $78,489,000. The decrease is primarily the result of lower balances and interest rates on short-term bank loans all described in more detail within the "Liquidity and Capital Resources" section. The increase in Real Estate Depreciation of 15.9% or $11,508,000 to $84,098,000 for the year ended December 31, 2001 is the direct result of the write-down of the 13 facilities to be sold discussed previously.

     We believe that Funds From Operations (FFO) is the most important supplemental measure of operating performance for a real estate investment trust (see Note 14 to the Consolidated Financial Statements). FFO for the year ended December 31, 2001 increased 4.7% or $8,031,000 to $179,375,000. The increase is mainly attributable to an increase in Rental Income, Managed Properties and a decrease in Interest Expense, offset by decreases in Rental Income, Triple Net Properties and Interest and Other Income, and an increase in Managed Properties Operating Expenses.

Year Ended December 31, 2000 Vs. Year Ended December 31, 1999

     Net Income applicable to common shares for the year ended December 31, 2000 totaled $108,867,000 or $2.13 per share on a diluted basis on revenue of $329,807,000. This compares to Net Income applicable to common shares of $78,450,000 or $2.25 per share on a diluted basis on revenue of $224,793,000 for the corresponding period in 1999. Included in Net Income applicable to common shares and earnings per share on a diluted basis for the years ended December 31, 2000 and 1999 is a Gain on Sale of Real Estate Properties of $11,756,000, or $0.23 per share, and $10,303,000, or $0.27 per share, respectively. In addition, Net Income applicable to common shares for the year ended December 31, 2000 includes a $2,000,000 or $0.04 per share one-time charge as a result of an equity investment write-off. Also included is a $2,751,000 or $0.05 per share one-time charge as a result of the write-down to realizable value of four physician clinics to be sold (see Note 3 to the Consolidated Financial Statements). The increase in Net Income applicable to common shares is primarily the result of 1999 acquisition activity, most of which is attributable to the acquisition of AHE's portfolio.

     Rental Income attributable to Triple Net Leases for the year ended December 31, 2000 increased 57.8% or $83,164,000 to $227,012,000. Rental Income,
attributable to Managed Properties for the year ended December 31, 2000 increased 43.2% or $24,096,000 to $79,818,000 with a related increase in Managed Properties Operating Expenses of 52.1% or $9,498,000 to $27,738,000. These increases were generated primarily from 1999 acquisition activity, most of which is related to the acquisition of AHE's portfolio. Interest and Other Income for the year ended December 31, 2000 decreased 8.9% or $2,246,000 to $22,977,000 primarily as a result of the divestiture during mid 1999 of certain partnership interests from which we were receiving income.

     Interest Expense for the year ended December 31, 2000 increased 48.4% or $28,289,000 to $86,747,000. The increase is primarily the result of an increase in borrowings used to fund the acquisitions made during 1999 and the interest related to the debt assumed in the merger with AHE all described in more detail within the "Liquidity and Capital Resources" section. The increase in Real Estate Depreciation of 62.1% or $27,801,000 to $72,590,000 for the year ended December 31, 2000 is the direct result of the new investments made during 1999 including the merger with AHE as well as the write-down of the four facilities to be sold previously discussed.

     FFO for the year ended December 31, 2000 increased 49.6% or $56,824,000 to $171,344,000. The increase is mainly attributable to increases in Rental Income, as offset by increases in Interest Expense and Managed Properties Operating Expenses which were previously discussed in more detail.

 Liquidity and Capital Resources

     We have financed investments through the sale of common and preferred stock, issuance of long-term debt, assumption of mortgage debt, the mortgaging of certain of our properties, use of short-term bank lines and use of internally generated cash flows. We have also raised cash through the disposition of assets in 2000 and 2001. Management believes that our liquidity and sources of capital are adequate to finance our operations. Future investments in additional facilities (see Note 9 to the Consolidated Financial Statements) will be dependent on the availability of cost-effective sources of capital.

     At December 31, 2001, stockholders' equity totaled $1,246,724,000. Our debt to equity ratio was 0.85 to 1.00. For the year ended December 31, 2001, FFO (before interest expense) covered Interest Expense 3.30 to 1.00.

Equity

     Since January 1999, we have completed two equity offerings for cash, summarized in the following table:



                Date                      Issuance                   Shares Issued       Net Proceeds
           ----------------------------------------------------------------------------------------------
           May 1999         Common Stock at $31.4375/share            1,000,000        $  29,600,000
           May 2001         Common Stock at $34.80/share              4,025,000        $ 133,000,000

     In March 2001, we introduced a new Dividend Reinvestment and Stock Purchase Plan. As of December 31, 2001, 815,432 shares have been issued with net proceeds of $28,900,000 realized under this plan. An additional $14,800,000 has been realized through the exercise of stock options.

     We used the net equity proceeds to pay down short-term borrowings under our revolving lines of credit pending deployment on long-term investments. We invested any excess funds in short-term investments until they were needed for acquisitions or development.

     Since 1998, we have issued 1,647,202 non-managing member units (convertible one for one into shares of our common stock) to the non-managing members in three limited liability companies of which we are the managing member, and through which we have acquired medical office buildings and health care laboratory and biotech research facilities.

     On November 4, 1999, in connection with the merger with AHE, we issued 19,430,115 shares of our common stock and 4,000,000 depositary shares of 8.60% series C cumulative redeemable preferred stock (see Note 5 to the Consolidated Financial Statements).

Senior Unsecured Debt

     The following table summarizes the Medium Term Note (MTN) financing activities since January 1999:

                                                                                              Amount Issued
Date                                    Maturity                  Coupon Rate                  /(Redeemed)
------------------------------    ---------------------     ------------------------    --------------------------
February-April 1999                     5 years                   6.92%-7.48%                   $ 62,000,000
May-November 1999                         ---                    8.81%-10.57%                     (5,000,000)
February 2000                             ---                        8.87%                       (10,000,000)
February 2000                           4 years                      9.00%                        25,000,000
March-November 2001                       ---                     7.05%-8.82%                    (14,000,000)

     On November 4, 1999, in connection with the merger with AHE, we assumed the outstanding senior notes of AHE, consisting of $120,000,000 principal amount of 7.50% senior notes (8.16% effective rate) due 2007 and $100,000,000 principal amount of 7.05% senior notes due 2002; $1,000,000 of the 2002 series was retired during 2001 with the remaining $99,000,000 paid off in January 2002.

     Since 1986 the debt rating agencies have rated our Senior Notes investment grade. Current senior debt ratings are Baa2 from Moody's and BBB+ from both Standard & Poor's and Fitch.

Secured Debt

     At December 31, 2001, we had a total of $185,022,000 in Mortgage Notes Payable secured by 37 health care facilities with a net book value of approximately $325,195,000. Interest rates on the Mortgage Notes ranged from 3.20% to 10.63%.

     During 2001, we assumed secured debt of $18,600,000 in connection with the acquisition of the first two phases of a $126,000,000 transaction to acquire entities controlled by The Boyer Company (see Note 3 to Consolidated Financial Statements).

     During 2000, we completed a secured debt transaction which in the aggregate resulted in loan proceeds of $83,000,000, on a portfolio of 12 medical office buildings and physician clinics with an investment value of approximately $138,000,000. The loan features an average coupon of 8.12% (8.43% effective rate) with a ten year term. These proceeds were used to fund the final payment of our convertible subordinated notes due November 8, 2000.

     We assumed $56,000,000 of AHE's mortgage debt in late 1999 with interest rates ranging from 7.00% to 8.52% due 2003 to 2011.

Revolving Lines of Credit

     We have two revolving lines of credit, one for $188,000,000 that was renewed recently and expires on October 30, 2002 and one for $207,000,000 that expires on November 3, 2003. As of December 31, 2001, we had a total of $283,000,000 available on these lines of credit.

Other

     During the first two quarters of 2000, we repurchased $31,090,000 of our 6% convertible subordinated notes due November 8, 2000 in open market transactions at a gain of $274,000. The balance of $68,910,000 was paid off on the due date.

Retained Cash Flows

     Since our inception in May 1985, we have recorded approximately $1,155,708,000 in FFO. Of this amount, we have distributed a total of $982,675,000 to stockholders as dividends on common stock. We have retained the balance of $173,033,000 and used it as an additional source of capital.

     On November 20, 2001, we paid a dividend of $0.79 per common share or $44,042,000 in the aggregate. Total dividends paid on common stock during the year ended December 31, 2001 were $165,223,000, and as a percentage of FFO was 92.1%. During the first quarter of 2002, we declared and paid a dividend of $0.80 per common share or approximately $45,109,000 in the aggregate.

Available Shelf Registrations

     As of February 2002, we had $232,000,000 available for future financing of debt and equity securities under a shelf registration statement filed with the Securities and Exchange Commission. Of that amount, we have approximately $85,000,000 available under MTN senior debt programs. These amounts may be issued from time to time in the future based on our needs and existing market conditions.

Letters of Credit

     At December 31, 2001, we held approximately $9,562,000 in depository accounts and $46,637,000 in irrevocable letters of credit from commercial banks to secure a number of lessees' lease and borrowers' loan obligations. We may draw upon the letters of credit or depository accounts if there are any defaults under the leases and/or loans. Amounts available under letters of credit could change based upon facility operating conditions and other factors and such changes may be material.

Facility Rollovers

     We have concluded a significant number of "facility rollover" transactions on properties that have been under long-term leases and mortgages. Facility rollover transactions principally include lease renewals and renegotiations, exchanges, sales of properties, and, to a lesser extent, payoffs on mortgage receivables. The annualized impact on a pro forma basis as if the facility rollover transactions had occurred on January 1 of each year was to decrease FFO for the years 1999 and 2000 by $3,300,000 and $1,200,000, respectively, and have no net effect on FFO for the year 2001. Total rollovers were 26 facilities, 40 facilities and 60 facilities in each of the years 1999 through 2001, respectively.

     For the years ending December 31, 2002 and 2003, we have 14 facilities and 18 facilities in the triple net lease portfolio, respectively, that are subject to lease expiration and mortgage maturities. Including lease expirations in the managed portfolio, total Company revenue subject to lease expirations and mortgage maturities are 1.1% for 2002 and 2.9% for 2003.

Troubled Long-Term Care and Assisted Living Operators

     The financial weakness of operators in the long-term care and assisted living sectors may result in some uncertainties in our ability to continue to realize the full benefit of such operators' leases. We cannot assure you that the bankruptcies of certain long-term care operators and the trouble experienced by assisted living operators would not have a material adverse effect on our Net Income, FFO or the market value of our common stock (see Note 4 to the Consolidated Financial Statements).

Cautionary Language Regarding Forward Looking Statements

     Statements in this Annual Report that are not historical factual statements are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements include, among other things, statements regarding the intent, belief or expectations of HCPI and its officers and can be identified by the use of terminology such as "may," "will," "expect," "believe," "intend," "plan," "estimate," "should" and other comparable terms or the negative thereof. In addition, we, through our senior management, from time to time make forward looking oral and written public statements concerning our expected future operations and other developments. Readers are cautioned that, while forward looking statements reflect our good faith belief and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties. Actual results may differ materially from the expectations contained in the forward looking statements as a result of various factors. In addition to the factors set forth under the caption Risk Factors in this Annual Report, readers should consider the following:

   (a) Legislative, regulatory, or other changes in the health care industry at the local, state or federal level which increase the costs of or otherwise affect the operations of our lessees;
   (b) Changes in the reimbursement available to our lessees and mortgagors by governmental or private payors, including changes in Medicare and Medicaid payment levels and the availability and cost of third party insurance coverage;
   (c) Competition for lessees and mortgagors, including with respect to new leases and mortgages and the renewal or rollover of existing leases;
   (d) Availability of suitable health care facilities to acquire at a favorable cost of capital and the competition for such acquisition and financing of health care facilities;
   (e) The ability of our lessees and mortgagors to operate our properties in a manner sufficient to maintain or increase revenues and to generate sufficient income to make rent and loan payments;
   (f) The financial weakness of operators in the long-term care and assisted living sectors, including the bankruptcies of certain of our tenants, which results in uncertainties in our ability to continue to realize the full benefit of such operators' leases; and
   (g) Changes in national or regional economic conditions, including changes in interest rates and the availability and cost of capital for the Company.

Item 7a. DISCLOSURES ABOUT MARKET RISK

     Our investments are financed by the sale of common stock, long-term debt, internally generated cash flows, and some short-term bank debt.

     We generally have fixed base rent on our leases; in addition, there can be additional rent based on a percentage of increased revenue over specified base period revenue of the properties and/or increases based on inflation indices or other factors. Financing costs are comprised of dividends on preferred and common stock, fixed interest on long-term debt and short-term interest on bank debt.

     On a more limited basis, we have provided mortgage loans to operators of health care facilities in the normal course of business. All of the mortgage loans receivable have fixed interest rates or interest rates with periodic fixed increases. Therefore, the mortgage loans receivable are all considered to be fixed rate loans, and the current interest rate (the lowest rate) is used in the computation of market risk provided in the following table if material.

     We may assume existing mortgage notes payable as part of an acquisition transaction. Currently we have two mortgage notes payable with variable interest rates and the remaining mortgage notes payable have fixed interest rates or interest rates with fixed periodic increases. Our Senior Notes are at fixed rates with one exception for a $25,000,000 variable rate senior note for which management has fixed the interest rate by means of a swap contract. The variable rate loans are at interest rates below the current prime rate of 4.75%, and fluctuations are tied to the prime rate or to a rate currently below the prime rate.

     At December 31, 2001, we are exposed to market risks related to fluctuations in interest rates only on $4,882,000 of variable rate mortgage notes payable and $108,500,000 of variable rate bank debt out of our portfolio of real estate of $2,738,000,000.

     Fluctuation in the interest rate environment will not affect our future earnings and cash flows on our fixed rate debt until that debt matures and must be replaced or refinanced. Interest rate changes will affect the fair value of the fixed rate instruments. Conversely, changes in interest rates on variable rate debt would change our future earnings and cash flows, but not affect the fair value on those instruments. Assuming a one percentage point increase in the interest rate related to the variable rate debt including the mortgage notes payable and the bank lines of credit, and assuming no change in the outstanding balance as of year end, interest expense for 2001 would increase by approximately $1,134,000.

     The principal amount and the average interest rates for the mortgage loans receivable and debt categorized by the final maturity dates is presented in the following table. The fair value estimates for the mortgage loans receivable are based on the estimates of management and on rates currently prevailing for comparable loans. The fair market value estimates for debt securities are based on discounting future cash flows utilizing current rates offered to us for debt of the same type and remaining maturity.


                                        ------------------------------Maturity-------------------------
                                                                                                         Fair
                                          2002     2003     2004    2005     2006    Thereafter Total    Value
                                        ------------------------------------------------------------------------
ASSETS                                                (Amounts in thousands, except percentages)
     Mortgage Loans Receivable            $3,576                             $41,267 $103,232  $148,075 $143,319
        Weighted Average Interest Rate     8.36%                               9.56%   10.53%    10.21%
LIABILITIES
Variable Rate Debt:

     Bank Notes Payable                           $108,500                                     $108,500 $108,500
        Weighted Average Interest Rate                2.58%                                        2.58%

     Mortgage Notes Payable                $ 378                              $4,504             $4,882   $4,882
        Weighted Average Interest Rate     3.28%                               3.20%              3.21%

Fixed Rate Debt:
     Senior Notes Payable               $116,000  $31,000  $92,000 $231,000 $135,000 $159,230  $764,230 $788,168
        Weighted Average Interest Rate     7.25%    7.09%    7.78%   6.79%     6.74%    8.09%     7.26%

     Mortgage Notes Payable                 $345  $ 8,620  $ 9,848 $14,261           $147,066  $180,140 $182,567
        Weighted Average Interest Rate     9.00%    8.52%    7.59%   8.77%              8.08%     8.13%


     We do not believe that the future market rate risks related to the above securities will have a material impact on us or the results of our future operations. Readers are cautioned that most of the statements contained in the "Disclosures about Market Risk" paragraphs are forward looking and should be read in conjunction with the disclosures under the heading "Cautionary Language Regarding Forward Looking Statements" previously set forth.

New Pronouncements

     See Note 19 to the Consolidated Financial Statements for a discussion of our implementation of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No.141 "Business Combinations," No. 142 "Goodwill and Other Intangible Assets," No. 143 "Accounting for Asset Retirement Obligations," and No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets".

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Our executive officers were as follows on March 13, 2002:


Name                                 Age                                       Position
--------------------------------     ------     ------------------------------------------------------------------------
Kenneth B. Roath                      66        Chairman, President and Chief Executive Officer
James G. Reynolds                     50        Executive Vice President and Chief Financial Officer
Devasis Ghose                         48        Senior Vice President - Finance and Treasurer
Edward J. Henning                     49        Senior Vice President, General Counsel and Corporate Secretary
Stephen R. Maulbetsch                 45        Senior Vice President - Acquisitions

     There is hereby incorporated by reference the information appearing under the captions "Board of Directors and Officers" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Registrant's definitive proxy statement relating to its Annual Meeting of Stockholders to be held on May 14, 2002.

Item 11. EXECUTIVE COMPENSATION

     There is hereby incorporated by reference the information under the caption "Executive Compensation" in the Registrant's definitive proxy statement relating to its Annual Meeting of Stockholders to be held on May 14, 2002.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     There is hereby incorporated by reference the information under the captions "Principal Stockholders" and "Board of Directors and Officers" in the Registrant's definitive proxy statement relating to its Annual Meeting of Stockholders to be held on May 14, 2002.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There is hereby incorporated by reference the information under the caption "Certain Transactions" and "Compensation Committee Interlocks and Insider Participation" in the Registrant's definitive proxy statement relating to its Annual Meeting of Stockholders to be held on May 14, 2002.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

     a)   Financial Statements:

          1)   Report of Independent Public Accountants

          2)   Financial Statements

          Consolidated Balance Sheets - December 31, 2001 and 2000 Consolidated Statements of Income - for the years ended December 31, 2001, 2000 and 1999
          Consolidated Statements of Stockholders' Equity - for the years ended December 31, 2001, 2000 and 1999
          Consolidated Statements of Cash Flows - for the years ended December 31, 2001, 2000 and 1999
          Notes to Consolidated Financial Statements

          Note: All schedules have been omitted because the required information is presented in the financial statements and the related notes or because the schedules are not applicable.

          b)   Reports on Form 8-K:

               NONE

          c)   Exhibits:

               3.1 Articles of Restatement of HCPI (incorporated herein by reference to exhibit 3.1 of HCPI's quarterly report on Form 10-Q for the period ended June 30, 2001).
               3.2 Second Amended and Restated Bylaws of HCPI (incorporated herein by reference to exhibit 3.2 of HCPI's quarterly report on form 10-Q for the period ended March 31, 1999).
               3.3  Amendment No. 1 to Second Amended and Restated Bylaws of
                    HCPI.
               4.1 Rights agreement, dated as of July 27, 2000, between Health Care Property Investors, Inc. and the Bank of New York which includes the form of Certificate of Designations of the Series D Junior Participating Preferred Stock of Health Care Property Investors, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to exhibit 4.1 of Health Care Property Investors, Inc.'s Current Report on Form 8-K dated July 28, 2000).
               4.2 Indenture, dated as of September 1, 1993, between HCPI and The Bank of New York, as Trustee, with respect to the Series C and D Medium Term Notes, the Senior Notes due 2006 and the Mandatory Par Put Remarketed Securities due 2015 (incorporated by reference to exhibit 4.1 to HCPI's registration statement on Form S-3 dated September 9, 1993).

               4.3 Indenture, dated as of April 1, 1989, between HCPI and The Bank of New York for Debt Securities (incorporated by reference to exhibit 4.1 to HCPI's registration statement on Form S-3 dated March 20, 1989).
               4.4 Form of Fixed Rate Note (incorporated by reference to exhibit 4.2 to HCPI's registration statement on Form S-3 dated March 20, 1989).
               4.5 Form of Floating Rate Note (incorporated by reference to exhibit 4.3 to HCPI's registration statement on Form S-3 dated March 20, 1989).
               4.6 Registration Rights Agreement dated November 20, 1998 between HCPI and James D. Bremner (incorporated by reference to exhibit 4.8 to HCPI's annual report on Form 10-K for the year ended December 31, 1999). This exhibit is identical in all material respects to two other documents except the parties thereto. The parties to these other documents, other than HCPI, were James P. Revel and Michael F. Wiley.
               4.7 Registration Rights Agreement dated January 20, 1999 between HCPI and Boyer Castle Dale Medical Clinic, L.L.C. (incorporated by reference to exhibit 4.9 to HCPI's annual report on Form 10-K for the year ended December 31, 1999). This exhibit is identical in all material respects to 13 other documents except the parties thereto. The parties to these other documents, other than HCPI, were Boyer Centerville Clinic Company, L.C., Boyer Elko, L.C., Boyer Desert Springs, L.C., Boyer Grantsville Medical, L.C., Boyer-Ogden Medical Associates, LTD., Boyer Ogden Medical Associates No. 2, LTD., Boyer Salt Lake Industrial Clinic Associates, LTD., Boyer-St. Mark's Medical Associates, LTD., Boyer McKay-Dee Associates, LTD., Boyer St. Mark's Medical Associates #2, LTD., Boyer Iomega, L.C., Boyer Springville, L.C., and - Boyer Primary Care Clinic Associates, LTD. #2.
               4.8 Form of Deposit Agreement (including form of Depositary Receipt with respect to the Depositary Shares, each representing one-one hundredth of a share of our 8.60% Cumulative Redeemable Preferred Stock, Series C) (incorporated by reference to exhibit 4.8 to HCPI's quarterly report on Form 10-Q for the period ended March 31,
                    2001) dated as of March 1, 2001 by and among HCPI, Wells Fargo Bank Minnesota, N.A. and the holders from time to time of the Depositary Shares described therein.
               4.9 Indenture, dated as of January 15, 1997, between American Health Properties, Inc. and The Bank of New York, as trustee (incorporated herein by reference to exhibit 4.1 to American Health Properties, Inc.'s current report on Form 8-K (file no. 001-09381), dated January 21, 1997).
               4.10 First Supplemental Indenture, dated as of November 4, 1999, between HCPI and The Bank of New York, as trustee (incorporated by reference to HCPI's quarterly report on Form 10-Q for the period ended September 30, 1999).
               4.11 Dividend Reinvestment and Stock Purchase Plan, dated
                    November 9, 2000 (incorporated by reference to exhibit 99.1 to HCPI's registration statement on Form S-3 dated November 13, 2000, registration number 333-49796).
               4.12 Registration Rights Agreement dated August 17, 2001 between
                    HCPI, Boyer Old Mill II, L.C., Boyer-Research Park Associates, LTD., Boyer Research Park Associates VII, L.C., Chimney Ridge, L.C., Boyer-Foothill Associates, LTD., Boyer Research Park Associates VI, L.C., Boyer Stansbury II, L.C., Boyer Rancho Vistoso, L.C., Boyer-Alta View Associates, LTD., Boyer Kaysville Associates, L.C., Boyer Tatum Highlands Dental Clinic, L.C., Amarillo Bell Associates, Boyer Evanston, L.C., Boyer Denver Medical, L.C., Boyer Northwest Medical Center Two, L.C., and Boyer Caldwell Medical, L.C.

               10.1 Amendment No. 1, dated as of May 30, 1985, to Partnership
                    Agreement of Health Care Property Partners, a California general partnership, the general partners of which consist of HCPI and certain affiliates of Tenet (incorporated by reference to exhibit 10.1 to HCPI's annual report on Form 10-K for the year ended December 31, 1985).
               10.2 HCPI Second Amended and Restated Directors Stock Incentive
                    Plan (incorporated by reference to exhibit 10.43 to HCPI's quarterly report on Form 10-Q for the period ended March 31,
                    1997).*
               10.3 HCPI Second Amended and Restated Stock Incentive Plan
                    (incorporated by reference to exhibit 10.44 to HCPI's quarterly report on Form 10-Q for the period ended March 31,
                    1997).*
               10.4 First Amendment to Second Amended and Restated Directors
                    Stock Incentive Plan, effective as of November 3, 1999 (incorporated by reference to exhibit 10.1 to HCPI's quarterly report on Form 10-Q for the period ended September 30, 1999).*
               10.5 Second Amendment to Second Amended and Restated Directors
                    Stock Incentive Plan, effective as of January 4, 2000 (incorporated by reference to exhibit 10.15 to HCPI's annual report on Form 10-K for the year ended December 31, 1999).*
               10.6 First Amendment to Second Amended and Restated Stock
                    Incentive Plan effective as of November 3, 1999 (incorporated by reference to exhibit 10.3 to HCPI's quarterly report on Form 10-Q for the period ended September 30, 1999).*
               10.7 HCPI 2000 Stock Incentive Plan, effective as of March 23,
                    2000.*
               10.8 HCPI Second Amended and Restated Directors Deferred
                    Compensation Plan (incorporated by reference to exhibit
                    10.45 to HCPI's quarterly report on Form 10-Q for the period ended September 30, 1997).*
               10.9 Second Amendment to Second Amended and Restated Directors
                    Deferred Compensation Plan, effective as of November 3, 1999 (incorporated by reference to exhibit 10.2 to HCPI's quarterly report on Form 10-Q for the period ended September 30, 1999).
              10.10 Fourth Amendment to Second Amended and Restated Director
                    Deferred Compensation Plan, effective as of January 4, 2000 (incorporated by reference to exhibit 10.17 to HCPI's annual report on Form 10-K for the year ended December 31, 1999).*
              10.11 Employment Agreement dated October 13, 2000 between HCPI and Kenneth B. Roath (incorporated by reference to exhibit
                    10.11 to HCPI's annual report on Form 10-K for the year ended December 31, 2000).*
              10.12 Various letter agreements, each dated as of October 16,
                    2000, among HCPI and certain key employees of the Company (incorporated by reference to exhibit 10.12 to HCPI's annual report on Form 10-K for the year ended December 31, 2000).*
              10.13 HCPI Amended and Restated Executive Retirement Plan.*
              10.14 Stock Transfer Agency Agreement between HCPI and The Bank of New York dated as of July 1, 1996 (incorporated by reference to exhibit 10.40 to HCPI's quarterly report on Form 10-Q for the period ended September 30, 1996).
              10.15 Amended and Restated Limited Liability Company Agreement
                    dated November 20, 1998 of HCPI/Indiana, LLC (incorporated by reference to exhibit 10.15 to HCPI's annual report on Form 10-K for the year ended December 31, 1998).
               10.16 Amended and Restated Limited Liability Company Agreement
                     dated January 20, 1999 of HCPI/Utah, LLC (incorporated by reference to exhibit 10.16 to HCPI's annual report on Form 10-K for the year ended December 31, 1998).
               10.17 Revolving Credit Agreement, dated as of November 3, 1999, among HCPI, each of the banks identified on the signature pages hereof, The Bank of New York, as agent for the banks and as issuing bank, and Bank of America, N.A. and Wells Fargo Bank, N.A., as co-documentation agents, with BNY Capital Markets, Inc., as lead arranger and Book Manager (incorporated by reference to exhibit 10.4 to HCPI's quarterly report on Form 10-Q for the period ended September 30, 1999).
               10.18 364-Day Revolving Credit Agreement, dated as of November 3,
                     1999 among HCPI, each of the banks identified on the signature pages hereof, The Bank of New York, as agent for the banks, and Bank of America, N.A. and Wells Fargo Bank, N.A., as co-documentation agents, with BNY Capital Markets, Inc., as lead arranger and book manager (incorporated by reference to exhibit 10.5 to HCPI's quarterly report on Form 10-Q for the period ended September 30, 1999).
               10.19 Cross-Collateralization, Cross-Contribution and
                     Cross-Default Agreement, dated as of July 20, 2000, by HCP Medical Office Buildings II, LLC, and Texas HCP Medical Office Buildings, L.P., for the benefit of First Union National Bank (incorporated by reference to exhibit 10.20 to HCPI's annual report on Form 10-K for the year ended December 31, 2000).
               10.20 Cross-Collateralization, Cross-Contribution and
                     Cross-Default Agreement, dated as of August 31, 2000, by HCP Medical Office Buildings I, LLC, and Meadowdome, LLC, for the benefit of First Union National Bank (incorporated by reference to exhibit 10.21 to HCPI's annual report on Form 10-K for the year ended December 31, 2000).
               10.21 Amended and Restated Limited Liability Company Agreement
                     dated August 17, 2001 of HCPI/Utah II, LLC.
               10.22 First Amendment to Amended and Restated Limited Liability
                     Company Agreement dated October 30, 2001 of HCPI/Utah II, LLC.
               10.23 Amendment No. 1, dated as of October 29, 2001, to the
                     364-Day Revolving Credit Agreement, dated as of November 3, 1999 among HCPI, each of the banks identified on the signature pages thereto, The Bank of New York, as agent for the banks, and Bank of America, N.A. and Wells Fargo Bank, NA., as co-documentation agents, with BNY Capital Markets, Inc., as lead arranger and book manager.
               21.1  List of Subsidiaries
               23.1  Consent of Independent Public Accountant

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

Dated: March 13, 2002

                                      HEALTH CARE PROPERTY INVESTORS, INC.
                                                (Registrant)


                           /S/ Kenneth B. Roath
                           -----------------------------------------------------
                           Kenneth B. Roath, Chairman of the Board of
                           Directors, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date                                Signature and Title
----                                -------------------


March 13, 2002                      /S/ Kenneth B. Roath
                                    --------------------------------------------
                                    Kenneth B. Roath, Chairman of the Board of
                                    Directors, President and Chief Executive
                                    Officer (Principal Executive Officer)


March 13, 2002                      /S/ James G. Reynolds
                                    --------------------------------------------
                                    James G. Reynolds, Executive Vice President
                                    and Chief Financial Officer
                                    (Principal Financial Officer)


March 13, 2002                      /S/ Devasis Ghose
                                    --------------------------------------------
                                    Devasis Ghose, Senior Vice President-
                                    Finance and Treasurer (Principal Accounting
                                    Officer)

March 13, 2002                      /S/ Paul V. Colony
                                    --------------------------------------------
                                    Paul V. Colony, Director


March 13, 2002                      /S/ Robert R. Fanning
                                    --------------------------------------------
                                    Robert R. Fanning, Jr., Director


March 13, 2002                      /S/ Michael D. McKee
                                    -----------------------------------
                                    Michael D. McKee, Director


March 13, 2002                      /S/ Orville E. Melby
                                    --------------------------------------------
                                    Orville E. Melby, Director


March 13, 2002                      /S/ Harold M. Messmer, Jr.
                                    -----------------------------------
                                    Harold M. Messmer, Jr., Director


March 13, 2002                      /S/ Peter L. Rhein
                                    --------------------------------------------
                                    Peter L. Rhein, Director


March 13, 2002                      /S/ Warren E. Spieker, Jr.
                                    -----------------------------------
                                    Warren E. Spieker, Jr., Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     Pages
                                                                     -----

Report of Independent Public Accountants                             F-2

Consolidated Balance Sheets - as of December 31, 2001 and 2000       F-3

Consolidated Statements of Income -
  for the years ended December 31, 2001, 2000 and 1999               F-4

Consolidated Statements of Stockholders' Equity -
  for the years ended December 31, 2001, 2000 and 1999               F-5

Consolidated Statements of Cash Flows -
  for the years ended December 31, 2001, 2000 and 1999               F-6

Notes to Consolidated Financial Statements                           F-7 -- F-24

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Health Care Property Investors, Inc.:

     We have audited the accompanying consolidated balance sheets of Health Care Property Investors, Inc. (a Maryland corporation) as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Health Care Property Investors, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.


/S/ ARTHUR ANDERSEN LLP


Orange County, California
January 21, 2002

                      HEALTH CARE PROPERTY INVESTORS, INC.

                           CONSOLIDATED BALANCE SHEETS

                (Dollar amounts in thousands, except par values)

                                                                                  December 31,
                                                                      -------------------------------------
                                                                            2001                2000
                                                                      -----------------    ----------------
ASSETS

Real Estate Investments:
   Buildings and Improvements                                             $2,267,030           $2,140,591
   Accumulated Depreciation                                                 (339,971)            (287,719)
                                                                      -----------------    ----------------
                                                                           1,927,059            1,852,872
   Construction in Progress                                                   11,616                  ---
   Land                                                                      255,881              247,637
                                                                      -----------------    ----------------
                                                                           2,194,556            2,100,509
Loans Receivable, Net                                                        176,286              187,237
Investments in and Advances to Joint Ventures                                 21,750               22,615
Accounts Receivable, Net of Allowance for Doubtful Accounts of
   $4,270 and $1,504 as of December 31, 2001 and 2000                         20,940               16,341
Other Assets                                                                   9,213                9,527
Cash and Cash Equivalents                                                      8,408               58,623
                                                                      -----------------    ----------------

TOTAL ASSETS                                                              $2,431,153           $2,394,852
                                                                      =================    ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Bank Notes Payable                                                        $  108,500           $  204,500
Senior Notes Payable                                                         764,230              777,514
Mortgage Notes Payable                                                       185,022              176,914
Accounts Payable, Accrued Expenses and Deferred Income                        56,709               57,097
Minority Interests in Joint Ventures                                          13,767               14,709
Minority Interests Convertible into Common Stock                              56,201               24,835
Stockholders' Equity:
   Preferred Stock, $1.00 par value: Authorized - 50,000,000 shares;
     11,721,600 shares outstanding as of
       December 31, 2001 and 2000                                            274,487              274,487
   Common Stock, $1.00 par value; 200,000,000
     shares authorized; 56,386,868 and 50,873,902
     outstanding as of December 31, 2001 and 2000                             56,387               50,874
   Additional Paid-In Capital                                              1,100,743              927,182
   Other Equity                                                               (7,948)              (5,272)
   Cumulative Net Income                                                     883,084              761,918
   Cumulative Dividends                                                   (1,060,029)            (869,906)
                                                                      -----------------    ----------------
Total Stockholders' Equity                                                 1,246,724            1,139,283
                                                                      -----------------    ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $2,431,153           $2,394,852
                                                                      =================    ================

         The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      HEALTH CARE PROPERTY INVESTORS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                (Amounts in thousands, except per share amounts)

                                                                    Year Ended December 31,
                                                        -------------------------------------------------
                                                            2001              2000             1999
                                                        --------------    -------------    --------------
REVENUE

Rental Income, Triple Net Leases                         $  226,510        $  227,012       $  143,848
Rental Income, Managed Properties                            84,092            79,818           55,722
Interest and Other Income                                    21,858            22,977           25,223
                                                        --------------    -------------    --------------
                                                            332,460           329,807          224,793
                                                        --------------    -------------    --------------

EXPENSES

Interest Expense                                             78,489            86,747           58,458
Real Estate Depreciation                                     84,098            72,590           44,789
Managed Properties Operating Expenses                        30,105            27,738           18,240
General and Administrative Expenses                          13,239            13,266           11,908
Impairment of Equity Investment                                 ---             2,000              ---
                                                        --------------    -------------    --------------
                                                            205,931           202,341          133,395
                                                        --------------    -------------    --------------

INCOME FROM OPERATIONS                                      126,529           127,466           91,398
Minority Interests                                           (6,595)           (5,729)          (5,476)
Gain on Sale of Real Estate Properties, Net                   1,232            11,756           10,303
                                                        --------------    -------------    --------------

NET INCOME BEFORE EXTRAORDINARY ITEMS                       121,166           133,493           96,225
Extraordinary Item-Gain on Extinguishment of Debt               ---               274              ---
                                                        --------------    -------------    --------------

NET INCOME                                                  121,166           133,767           96,225
Dividends to Preferred Stockholders                          24,900            24,900           17,775
                                                        --------------    -------------    --------------

NET INCOME APPLICABLE TO COMMON SHARES                   $   96,266        $  108,867       $   78,450
                                                        ==============    =============    ==============

BASIC EARNINGS PER COMMON SHARE                          $     1.79        $     2.13       $     2.25
                                                        ==============    =============    ==============

DILUTED EARNINGS PER COMMON SHARE                        $     1.78        $     2.13       $     2.25
                                                        ==============    =============    ==============

WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC)                  53,879            51,057           34,792
                                                        ==============    =============    ==============

         The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      HEALTH CARE PROPERTY INVESTORS, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                             (Amounts in thousands)

                                Preferred Stock           Common Stock
                               ------------------  ---------------------------
                                                   Number  Par      Additional                                     Total
                               Number of             of   Value      Paid-In    Cumulative Cumulative   Other   Stockholders'
                                Shares   Amount    Shares Amount     Capital    Net Income Dividends   Equity      Equity
----------------------------------------------------------------------------------------------------------------------------

Balances,
   December 31, 1998            7,785   $187,847   30,987 $30,987   $433,309    $531,926   $(588,650) $(4,285)    $591,134

Issuances of Preferred Stock,   4,000     88,160                                                                    88,160
Net
Issuances of Common Stock, Net                     20,488  20,488    508,382                                       528,870
Exercise of Stock Options                               5       5         88                                            93
Net Income                                                                        96,225                            96,225
Stock Repurchase                  (40)      (966)     (59)    (59)    (1,308)                                       (2,333)
Dividends Paid - Preferred                                                                   (17,775)              (17,775)
Shares
Dividends Paid - Common Shares                                                               (88,402)              (88,402)
Deferred Compensation                                                                                    (218)        (218)
Notes Receivable From Officers                                                                            (92)         (92)
----------------------------------------------------------------------------------------------------------------------------

Balances,
   December 31, 1999           11,745    275,041   51,421  51,421    940,471     628,151    (694,827)  (4,595)   1,195,662

Issuances of Common Stock, Net                         75      75      2,093                                         2,168
Exercise of Stock Options                              55      55      1,383                                         1,438
Net Income                                                                       133,767                           133,767
Stock Repurchase                  (23)      (554)    (677)   (677)   (16,765)                                      (17,996)
Dividends Paid - Preferred                                                                   (24,900)              (24,900)
Shares
Dividends Paid - Common Shares                                                              (150,179)             (150,179)
Deferred Compensation                                                                                    (487)        (487)
Notes Receivable From Officers                                                                           (190)        (190)
----------------------------------------------------------------------------------------------------------------------------

Balances,
   December 31, 2000           11,722    274,487   50,874  50,874    927,182     761,918    (869,906)  (5,272)   1,139,283

Issuances of Common Stock, Net                      4,927   4,927    159,345                                       164,272
Exercise of Stock Options                             586     586     14,216                                        14,802
Net Income                                                                       121,166                           121,166
Dividends Paid - Preferred                                                                   (24,900)              (24,900)
Shares
Dividends Paid - Common Shares                                                              (165,223)             (165,223)
Deferred Compensation                                                                                  (1,026)      (1,026)
Notes Receivable From Officers                                                                           (510)        (510)
Other Comprehensive Income/(Loss):
   Accumulated Comprehensive
     Loss (See Note 2)                                                                                 (1,140)      (1,140)
----------------------------------------------------------------------------------------------------------------------------

Balances,
   December 31, 2001           11,722   $274,487   56,387 $56,387 $1,100,743    $883,084 $(1,060,029) $(7,948)  $1,246,724
----------------------------------------------------------------------------------------------------------------------------

   The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      HEALTH CARE PROPERTY INVESTORS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          (Dollar amounts in thousands)

                                                                                        Year Ended December 31,

                                                                                 2001              2000             1999
                                                                             -------------     -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                   $    121,166      $   133,767      $    96,225
Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating Activities:
   Real Estate Depreciation                                                       84,098            72,590           44,789
   Non Cash Charges                                                                4,282             4,028            3,071
   Joint Venture Adjustments                                                         243             1,917            1,584
   Gain on Sale of Real Estate Properties                                         (1,232)          (11,756)         (10,303)
   Gain on Extinguishment of Debt                                                    ---              (274)             ---
Changes in:
   Operating Assets                                                               (3,686)           (1,036)          (5,866)
   Operating Liabilities                                                          (4,023)            6,275           (5,383)
                                                                             -------------     -------------    -------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                        200,848           205,511          124,117
                                                                             -------------     -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Real Estate                                                      (155,329)          (21,558)        (160,681)
Acquisition of American Health Properties, Net Cash Expended                         ---               ---          (80,071)
Proceeds from Sale of Real Estate Properties                                      29,303            81,022           46,098
Other Investments and Loans                                                        7,863             4,250          (35,806)
                                                                             -------------     -------------    -------------

NET CASH (USED IN)/ PROVIDED BY INVESTING ACTIVITIES                            (118,163)           63,714         (230,460)
                                                                             -------------     -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Change in Bank Notes Payable                                                 (96,000)          (11,000)         127,500
Repayment of Senior Notes                                                        (14,000)          (10,000)         (15,000)
Issuance of Senior Notes                                                             ---            24,865           62,000
Issuance of Secured Debt                                                             ---            83,000              ---
Cash Proceeds from Issuing Common Stock                                          176,310             1,438           31,969
Increase/(Decrease) in Minority Interests                                            546              (522)          17,182
Periodic and Final Payments on Mortgages                                         (10,416)           (3,815)          (2,889)
Repurchase of Common and Preferred Stock                                             ---           (17,819)          (2,333)
Repurchase of Convertible Subordinated Notes Payable                                 ---           (99,651)             ---
Dividends Paid                                                                  (190,123)         (175,079)        (106,177)
Other Financing Activities                                                           783            (9,715)          (2,717)
                                                                             -------------     -------------    -------------

NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES                             (132,900)         (218,298)         109,535
                                                                             -------------     -------------    -------------

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS                             (50,215)           50,927            3,192

Cash and Cash Equivalents, Beginning of Period                                    58,623             7,696            4,504
                                                                             -------------     -------------    -------------

Cash and Cash Equivalents, End of Period                                     $     8,408       $     58,623     $      7,696
                                                                             =============     =============    =============

ADDITIONAL CASH FLOW DISCLOSURES:
Interest Paid, Net of Capitalized Interest                                   $     80,160      $     85,907     $    55,127
                                                                             =============     =============    =============

Capitalized Interest                                                         $        243      $        514     $     1,223
                                                                             =============     =============    =============

Mortgages Assumed on Acquired Properties exclusive of AHE Merger             $     18,569      $                $    42,896
                                                                             =============     =============    =============

Equity Issued in Acquisition of Properties exclusive of AHE Merger           $     30,730      $       ---      $       969
                                                                             =============     =============    =============

Equity Issued in AHE Merger                                                  $       ---       $       ---       $  585,154
                                                                             =============     =============    =============

Fair Value of AHE Assets Acquired                                            $       ---       $       ---       $  967,181
                                                                             =============     =============    =============

Liabilities Assumed in AHE Acquisition                                       $       ---       $       ---      $   298,911
                                                                             =============     =============    =============

         The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      HEALTH CARE PROPERTY INVESTORS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  THE COMPANY

     Health Care Property Investors, Inc., a Maryland corporation, was organized in March 1985 to qualify as a real estate investment trust (REIT). Health Care Property Investors, Inc. and its affiliated subsidiaries and partnerships (HCPI) were organized to invest in health care related properties located throughout the United States. As of December 31, 2001, we own or have investments in 429 properties located in 42 states. The properties include 176 long-term care facilities, 94 congregate care and assisted living centers, 86 medical office buildings (MOBs), 37 physician group practice clinics, 21 acute care hospitals, nine freestanding rehabilitation hospitals and six health care laboratory and biotech research facilities. As of December 31, 2001, we provided mortgage loans on or leased these properties to 93 health care operators and to approximately 650 tenants in the managed portfolio (defined in the following text).

(2)  SIGNIFICANT ACCOUNTING POLICIES

Rental And Interest Income:

     Rental Income includes base and additional rental income. Additional rental income is generated by a percentage of increased revenue over specified base period revenue of the properties and/or increases based on inflation indices or other factors. In addition, we may receive payments from lessees upon transfer or assignment of existing leases; such amounts received are deferred and amortized over the remaining term of the leases.

     We have certain leases and mortgages that have contractual fixed increases in rents and interest. We record straight-line rents and interest in cases where we believe such rents and interest are sustainable.

     During 2000, we adopted the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 101 (SAB 101) "Revenue Recognition in Financial Statements". Under SAB 101, we are required to defer income recognition of additional rents that are based on facility revenue increases until an annual (rather than quarterly) contractual facility revenue hurdle is exceeded. Due to our current lease structures, SAB 101 will delay the recognition of certain additional rents from the first quarter of a year to subsequent quarters of the year. We previously followed the practice of estimating and applying rents ratably throughout each of the quarters. SAB 101 had no impact on our results of operations for the year ended December 31, 2001 and had a minor impact in reducing income by $300,000 in our results of operations for the year ended December 31, 2000.

Managed Property Operations:

     We have ownership interests in 68 MOBs, 27 physician group practice clinics and six health care laboratory and biotech research facilities which are managed by independent property management companies on our behalf. These facilities are leased to multiple tenants under gross, modified gross or triple net leases. Both operating income and rental income (other than basic rental income attributable to these properties) are recorded under Rental Income, Managed Properties in our financial statements. Expenses related to the operation of these facilities are recorded as Managed Properties Operating Expenses.

Real Estate:

     We record the acquisition of real estate at cost and use the straight-line method of depreciation for buildings and improvements over estimated useful lives ranging up to 45 years. We periodically evaluate our investments in real estate for potential impairment by comparing our investment to the expected future cash flows to be generated from the properties. If such impairments were to occur, we would write-down our investment in the property to estimated market value. In addition, certain of our investments are in the process of being sold. In instances where the expected sales price is projected to be less than the net investment we will write-down our investment in the property to market value. Acquisition, development and construction arrangements are accounted for as real estate investments/joint ventures or loans based on the characteristics of the arrangements.

Investments In Consolidated Subsidiaries And Partnerships:

     We consolidate the accounts of our subsidiaries and certain general and limited partnerships which are majority owned and controlled. All significant intercompany investments, accounts and transactions have been eliminated.

Investments In And Advances To Joint Ventures:

     We have investments in certain general partnerships and joint ventures (see
Note 6 following) in which we may serve as the general partner or managing member. However, since the other members in these joint ventures have significant voting rights relative to acquisition, sale and refinancing of assets, we account for these investments using the equity method of accounting. The accounting policies of these joint ventures are substantially consistent with those of HCPI.

Federal Income Taxes:

     We have operated at all times so as to qualify as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986. As such, we are not taxed on our income that is distributed to stockholders. At December 31, 2001, the tax basis of our net assets and liabilities is less than the reported amounts by approximately $216,000,000. The majority of this difference is attributable to the merger of American Health Properties, Inc. in 1999, wherein, for reporting purposes the assets are recordable at fair market value while tax bases remain at historical cost. Additional variances are caused by accelerated depreciation for tax assets and differences in tax basis value versus fair market value in three limited liability companies which are consolidated (and where we are the managing member).

     Earnings and profits, which determine the taxability of dividends to stockholders, differ from net income for financial statements due to the treatment required under the Internal Revenue Code of certain interest income and expense items, depreciable lives, bases of assets and timing of rental income.

Derivatives And Hedging:

     During 1999, we entered into a $25,000,000 swap contract through which the variable interest rate on a senior note is fixed until its February 2004 maturity. Pursuant to Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133), which is applicable as of 2001, this swap is recorded as a cash flow hedge. The swap qualifies for the short-cut method under Statement 133 as the notional and principal amount are the same, the fair value of the swap at inception is zero, net settlements under the swap are based on the same index at each settlement date, the interest bearing liability is not prepayable (as defined), and there are no other terms of the hedged item or interest rate swap that would invalidate the assumption of effectiveness. As such, we have reflected the unrealized loss based on the change in fair market value of $1,140,000 as of December 31, 2001 as an accumulated comprehensive loss (see Note 12), which is recorded under Other Equity on the face of the balance sheet. If the note is held to maturity, the unrealized loss will not be incurred. Prior to December 31, 2001, the fair market value was considered immaterial.

     Statement 133 established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. Additionally, changes in the derivative's fair value are recognized as comprehensive income if specific hedge accounting criteria are met. If these criteria are not met, changes in the fair value are to be included in earnings.

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

Reclassification:

     Reclassifications have been made for comparative financial statement presentation.

(3)  REAL ESTATE INVESTMENTS

     HCPI was organized to make long-term, equity-oriented investments principally in operating, income-producing health care related properties. Our equity investments have generally been structured as land and building leasebacks.

     Under the terms of the lease agreements, we earn fixed monthly base rental income and may earn periodic additional rental income. At December 31, 2001, minimum future rental income from 364 properties with non-cancelable operating leases is expected to be approximately $269,918,000 in 2002, $260,877,000 in 2003, $207,134,000 in 2004, $184,531,000 in 2005, $171,495,000 in 2006 and
$722,932,000 in the aggregate thereafter.

Investments:

     During the year ended December 31, 2001, we completed the following investment activity:

          Acquisition Transactions                  $190,000,000
          Facilities Under Construction               40,300,000
          Mortgage Loans                              10,000,000
                                                   --------------
                   Total Investments                $240,300,000
                                                   ==============

     The $190,000,000 in acquisitions was comprised of 27 properties, including eight skilled nursing facilities, eight medical office buildings, five health care laboratory and biotech research facilities and six congregate care and assisted living facilities. Facilities under construction include a $28,000,000 short stay hospital and medical office building and a $12,300,000 health care laboratory and biotech research facility. At December 31, 2001, we had funded $10,800,000 for construction of these facilities.

     In September 2001, we invested $10,000,000 in a participation to fund three loans each secured by an assisted living facility. One facility was sold in November 2001 and $7,400,000 of our initial investment was repaid to us.

     Total investments for 2001 include the first two phases of a $126,000,000 commitment to acquire 12 medical office buildings and six health care laboratory and biotech research facilities from entities controlled by The Boyer Company. The facilities are being acquired through HCPI/Utah II, LLC, a limited liability company of which we are the managing member. The initial phase in August included four medical office buildings and five health care laboratory and biotech research facilities for $73,500,000, as well as the initial funding of approximately $2,100,000 for the construction of a $12,300,000 health care laboratory and biotech research facility. In October 2001, we acquired two medical office buildings for $7,500,000. Funding for the first two phases included the assumption of $18,600,000 in secured debt, the issuance of approximately $28,000,000 of equity in the form of 801,681 non-managing member units in HCPI/Utah II, LLC and the contribution of $36,500,000 in cash. The non-managing member interests in HCPI/Utah II, LLC, which are recorded under Minority Interests Convertible into Common Stock, are convertible into our common stock on a one-for-one basis. Additional closings will occur as buildings are constructed over the next two years. Future closings will be financed with cash and the issuance of equity in the form of additional non-managing member units.

     During 2001, we acquired two medical office buildings which represented the final phase of a commitment commenced in 1998 to acquire facilities from entities controlled by The Boyer Company. The two medical office buildings were acquired through HCPI/Utah, LLC, a limited liability company of which we are the managing member. Funding for the acquisition of the two medical office buildings consisted of the issuance of 84,922 non-managing member units in HCPI/Utah, LLC. Funding for the acquisition of all 18 facilities consisted of the issuance of 756,069 non-managing member units in HCPI/Utah, LLC. These units, which are recorded under Minority Interests Convertible into Common Stock, are convertible into our common stock on a one-for-one basis.

     In addition, during 2000 we purchased the equity interest of our joint venture partner in three LLCs which owned seven long-term care facilities. Through this acquisition, real estate assets increased by approximately $18,326,000 and the investment in joint ventures was reduced.

Dispositions:

     During 2001 we sold 13 facilities resulting in a net gain of $1,232,000. During 2000 we sold 15 facilities and two land parcels, resulting in a net gain of $11,756,000. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," we wrote down to net realizable value 13 facilities during 2001 and four facilities during 2000 that will be or have been sold. The resulting $13,640,000 and $2,751,000 charges are included in Real Estate Depreciation for the years ended December 31, 2001 and 2000, respectively.

     The following tabulation lists HCPI's total real estate investments at December 31, 2001 (Dollar amounts in thousands):

                                                 Number                                                        Mortgage Notes
                                                   of                  Buildings &     Total      Accumulated      Payable
Facility Location                              Facilities     Land    Improvements Investments    Depreciation     (Note 8)
------------------------------------------------------------------------------------------------------------------------------
LONG-TERM CARE FACILITIES
Arizona                                             3   $       809  $     9,746   $   10,555  $       767   $        ---
Arkansas                                            6           209        8,233        8,442        3,476            ---
California                                         13         5,609       21,735       27,344       14,295            ---
Colorado                                            5         1,891       20,588       22,479        7,150            ---
Florida                                             9         6,609       28,402       35,011        9,382            ---
Indiana                                            30         5,505      135,566      141,071       19,503            ---
Kansas                                              3           788       10,547       11,335        4,315            ---
Maryland                                            3         1,287       20,755       22,042        8,276            ---
Massachusetts                                       5         1,587       15,293       16,880       10,356            ---
Michigan                                            3           451        9,896       10,347        2,220            ---
North Carolina                                      6         1,342       19,216       20,558        6,327          2,562
Ohio                                               12         2,365       53,211       55,576       13,845            662
Oklahoma                                           12         2,368       25,803       28,171        4,329            ---
Tennessee                                          13         1,807       59,486       61,293       15,017            ---
Texas                                               5           736       10,200       10,936        3,137            ---
Wisconsin                                           6         1,147       17,649       18,796        8,451            ---
Other (15 States)                                  18         6,620       59,849       66,469       16,574          1,867
------------------------------------------------------------------------------------------------------------------------------

 Total Long-Term Care Facilities                  152        41,130      526,175      567,305      147,420          5,091

------------------------------------------------------------------------------------------------------------------------------

ACUTE CARE HOSPITALS
California                                          4        36,836      190,438      227,274       19,799            ---
Texas                                               3         1,640       19,931       21,571        2,091            ---
Other (8 States)                                   11        22,987      324,597      347,584       27,792            ---
------------------------------------------------------------------------------------------------------------------------------

 Total Acute Care Hospitals                       18        61,463      534,966      596,429       49,682            ---

------------------------------------------------------------------------------------------------------------------------------

CONGREGATE CARE AND ASSISTED LIVING CENTERS
California                                          7         3,240       34,140       37,380        3,144            ---
Florida                                             9         4,992       30,948       35,940        3,897            ---
Louisiana                                           3         1,280       16,095       17,375        2,004            ---
New Jersey                                          4         1,619       20,098       21,717        2,709            ---
Pennsylvania                                        3           515       17,207       17,722        3,433            ---
South Carolina                                      9         1,674       39,247       40,921        6,100            ---
Texas                                              21         6,008       85,797       91,805       12,095            ---
Washington                                          3           844       11,530       12,374        1,805            ---
Other (18 States)                                  24        12,158      128,924      141,082       17,502            ---
------------------------------------------------------------------------------------------------------------------------------

 Total Congregate Care and Assisted Living Centers 83        32,330      383,986      416,316       52,689            ---

------------------------------------------------------------------------------------------------------------------------------

REHABILITATION HOSPITALS
Arizona                                             1         1,565        7,071        8,636        2,099            ---
Arkansas                                            2         1,409       19,566       20,975        3,199            ---
Colorado                                            1           690        8,346        9,036        2,175            ---
Florida                                             1         2,000       11,269       13,269        6,560            ---
Kansas                                              2         3,816       23,232       27,048        3,980            ---
Texas                                               1         1,990       13,123       15,113        5,265            ---
West Virginia                                       1           ---       14,400       14,400          895            ---
------------------------------------------------------------------------------------------------------------------------------

 Total Rehabilitation Hospitals                     9     $  11,470   $   97,007   $  108,477 $     24,173    $       ---

------------------------------------------------------------------------------------------------------------------------------


                                                  Number
                                                   of                  Buildings &    Total       Accumulated  Mortgage Notes
Facility Location                              Facilities    Land     Improvements Investments    Depreciation    Payable
------------------------------------------------------------------------------------------------------------------------------

MEDICAL OFFICE BUILDINGS
Arizona                                             9    $    3,235    $  45,014   $   48,249  $     2,360    $     6,643
California                                         11        26,041       92,476      118,517       13,032         34,307
Florida                                             5           800       17,514       18,314        1,109          3,525
Indiana                                            13        13,590       59,167       72,757        5,179          4,337
Massachusetts                                       1         1,500       23,992       25,492        1,492         13,476
New Jersey                                          2         3,675       26,794       30,469        1,757         13,000
Texas                                              11         9,999       92,893      102,892       11,478         31,080
Utah                                               19         7,528       99,560      107,088        7,120         13,816
Other (11 States)                                  13         7,382      112,551      119,933        9,064         45,744
------------------------------------------------------------------------------------------------------------------------------

  Total Medical Office Buildings                   84        73,750      569,961      643,711       52,591        165,928

------------------------------------------------------------------------------------------------------------------------------

HEALTH CARE LABORATORY AND
    BIOTECH RESEARCH FACILITIES

Utah                                                6         2,335       51,775       54,110          408         13,625
------------------------------------------------------------------------------------------------------------------------------
  Total Health Care Laboratory and
     Biotech Research Facilities                    6         2,335       51,775       54,110          408         13,625

------------------------------------------------------------------------------------------------------------------------------

PHYSICIAN GROUP PRACTICE CLINICS
California                                          2         8,070       37,693       45,763        4,765            ---
Florida                                             9         7,600       14,625       22,225        1,540            ---
Georgia                                             3         2,100        6,381        8,481          765            ---
North Carolina                                      2         2,400        3,553        5,953          370            ---
Tennessee                                           4         2,695       13,609       16,304        1,905            378
Texas                                               4         1,900       12,179       14,079        1,246            ---
Wisconsin                                           7         5,225       18,546       23,771        1,588            ---
Other (3 States)                                    6         2,800        8,190       10,990          829            ---
------------------------------------------------------------------------------------------------------------------------------

  Total Physician Group Practice Clinics           37        32,790      114,776      147,566       13,008            378

------------------------------------------------------------------------------------------------------------------------------

  Vacant Land Parcels                             ---           613          ---          613          ---            ---

------------------------------------------------------------------------------------------------------------------------------

TOTAL CONSOLIDATED REAL ESTATE OWNED              389       255,881    2,278,646    2,534,527      339,971        185,022

------------------------------------------------------------------------------------------------------------------------------

Joint Venture Investments,
  Including All Partners' Assets (See Note 6)      10           ---          ---       33,404          ---            ---
Leasehold Interest (See Note 7)                   ---           ---          ---       13,500          ---            ---
Financing Leases (See Note 7)                       2           ---          ---        8,192          ---            ---
Mortgage Loans Receivable (See Note 7)             28           ---          ---      148,075          ---            ---
------------------------------------------------------------------------------------------------------------------------------

TOTAL INVESTMENT PORTFOLIO                        429     $ 255,881  $ 2,278,646  $ 2,737,698 $    339,971      $ 185,022
------------------------------------------------------------------------------------------------------------------------------

(4)  OPERATORS

Major Operators:

     Listed below are our major operators which represent three percent or more of our revenue, the investment in properties operated by those operators, and the percentage of total annualized revenue from these operators for the years ended December 31, 2001, 2000 and 1999. All of the companies listed below (with the exception of Centennial Healthcare Corp.) are publicly traded companies and are subject to the informational filing requirements of the Securities and Exchange Act of 1934, as amended, and accordingly file periodic financial statements on Form 10-K and Form 10-Q with the Securities and Exchange Commission.

                                                                           Percentage of Annualized
                                                                                 Total Revenue
                                             Investment at                  Year Ended December 31,
                                           December 31, 2001            2001          2000           1999
                                        -------------------------     ---------     ----------     ---------
                                         (Amounts in thousands)
Tenet Healthcare Corporation (Tenet)        $    459,773                  18%           19%            18%
HealthSouth Corporation (HealthSouth)            108,477                   6             6              5
Kindred Healthcare, Inc. (Kindred)                94,576                   5             5              4
Emeritus Corporation (Emeritus)                  140,994                   5             5              5
HCA, Inc. (HCA)                                   80,175                   5             4              5
Beverly Enterprises, Inc. (Beverly)               90,265                   3             4              4
Centennial Healthcare Corp.                       54,670                   3             3              3
                                           -----------------          ---------     ----------     ---------

                                              $1,028,930                  45%           46%            44%
                                           =================          =========     ==========     =========

     Certain properties have been subleased or assigned to other operators but with the original lessee remaining liable on the leases. The investment and revenue applicable to these subleased properties are not included in the table above. The percentage of annualized revenue on these subleased facilities was 1%, 1% and 2% in 2001, 2000 and 1999, respectively.

Kindred Healthcare, Inc. (formerly Vencor, Inc.):

     We have negotiated a new lease with Kindred Healthcare, Inc. ("Kindred") for 22 facilities whose leases were scheduled originally to expire in August 2001. For lease renewal purposes, the facilities comprise three groups with maturities of nine, ten, and eleven years. The annual rent on these facilities has increased by $3,300,000 to $16,100,000 in the first lease year. Ten additional facilities were originally leased to Kindred. Of those ten, six have been leased directly to former Kindred sublessees or third parties for lower rents to us of an estimated $200,000 annually, three have been subsequently sold, and one is being considered for lease to a third party.

Troubled Long-Term Care and Assisted Living Operators:

     We derive 27% of our income from the long-term care industry. A slowing economy with lower labor costs, greater availability of nursing aides, less labor turnover and lower interest costs is expected to continue to improve nursing home operations, tempered in part by increased liability insurance costs and lower increases in government reimbursement. While certain long-term care operators and facilities continue to experience operating problems in part due to low levels of

Medicaid reimbursements in certain states, many others have shown improvement. However, if the most recent Medicare reimbursement increase is not extended beyond October 1, 2002 and various states institute Medicaid rate cuts to reduce budget shortfalls, some operators may again begin feeling the strain of inadequate reimbursement. Several long-term care facility operators, including Kindred and Genesis Health Ventures, two of our lessees, have successfully emerged from bankruptcy proceedings. In addition, two other large long-term care operators and lessees, Sun Healthcare, which has recently received approval for its reorganization plan, and Mariner Healthcare which has submitted its plan for reorganization, may exit bankruptcy during the first half of 2002.

     The assisted living industry, from which we derive 15% of our revenue, has been challenged by overbuilding in certain areas, slower than projected fill-up rates, margin pressure from lower than projected rents and shortage of capital. Development activity has slowed and there is improving census in a number of communities. Various assisted living companies continue their efforts to restructure their capital, debt and lease structures, while new operators are emerging in the market with new capital for selective investment.

     We cannot assure you that the bankruptcies of certain long-term care operators and the trouble experienced by assisted living operators will not have a material adverse effect on our Net Income, FFO or the market value of our common stock.

(5)  BUSINESS COMBINATION

     On November 4, 1999, American Health Properties, Inc. (AHE) merged with and into HCPI (the "Merger") in a stock-for-stock transaction. The Merger resulted in the issuance of approximately 19,430,115 shares of HCPI's common stock and 4,000,000 depositary shares of our series C cumulative redeemable preferred stock. Additionally, upon consummation of the Merger, we assumed AHE's debt comprised of $220 million of senior notes and $56 million of mortgage debt, and paid $71 million in cash to replace its revolving line of credit.

     The transaction was treated as a purchase for financial accounting purposes and, accordingly, the operating results of AHE have been included in our consolidated financial statements effective as of November 4, 1999. The following summarizes the final purchase price (in thousands):

          Equity Issued                                  $585,154
          AHE Liabilities Assumed                         298,911
          Bank Credit Facility Balance Assumed             71,000
          Cash                                             12,116
                                                       -----------
          Total Purchase Price                           $967,181
                                                       ===========

Pro Forma Financial Information (Unaudited):

     The following unaudited pro forma consolidated statements of income information present the results of our operations for the year ended December 31, 1999 as though the acquisition of AHE had occurred as of the beginning of 1999:

          (Dollar amounts in thousands except per share amounts)

          Total Revenues                                 $319,818
          Net Income Applicable to Common Shares         $169,546
          Earnings Per Share

            Basic                                              $3.32
            Diluted                                            $3.26

     Pro Forma Net Income applicable to common shares and earnings per basic and diluted share include $65,189,000 or $1.27 and $1.19 per share in 1999 for Gain on the Sale of Real Estate.

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

(6)  INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

     We have an 80% interest in five joint ventures that lease six long-term care facilities and a 45%-50% interest in four joint ventures that each operate an assisted living facility. Since the other members in these joint ventures have significant voting rights relative to acquisition, sale and refinancing of assets, we account for these investments using the equity method of accounting.

     Combined summarized unaudited financial information of the joint ventures follows:

                                                                 December 31,
                                                     ------------------------------------
                                                         2001                  2000
                                                     --------------        --------------
                                                           (Amounts in thousands)
    Real Estate Investments, Net                      $    35,691           $     37,604
    Other Assets                                            2,770                  2,136
                                                     -------------         --------------

    Total Assets                                      $    38,461           $     39,740
                                                     =============         ==============
    Notes Payable                                     $    15,173           $     14,927
    Accounts Payable                                        2,085                  2,632
    Other Partners' Deficit                                  (547)                  (434)
    Investments and Advances from HCPI, Net                21,750                 22,615
                                                     -------------         --------------
    Total Liabilities and Partners' Capital           $    38,461           $     39,740
                                                     =============         ==============
    Rental and Interest Income                        $     4,321           $      3,581
                                                     =============         ==============
    Net Loss                                          $      (817)          $       (828)
                                                     =============         ==============
    Company's Equity in Joint Venture Operations      $         7           $       (743)
                                                     =============         ==============
    Distributions to HCPI                             $       953           $      1,392
                                                     =============         ==============

     As of December 31, 2001, we have guaranteed approximately $6.8 million on notes payable obligations for four of these joint ventures.

     In September 2000, we purchased the equity interest of our joint venture partner in three LLCs previously accounted for as investments in joint ventures (see Note 3).

(7)  LOANS RECEIVABLE

     The following is a summary of the Loans Receivable:

                                                         December 31,
                                            ------------------------------------
                                                2001                  2000
                                            --------------        --------------
                                                  (Amounts in thousands)
    Mortgage Loans (See below)                   $148,075              $158,895
    Financing Leases                                8,192                 8,192
    Leasehold Interests and Other Loans            20,019                20,150
                                            --------------        --------------

    Total Loans Receivable                       $176,286              $187,237
                                            ==============        ==============

     At December 31, 2001, minimum future principal payments from Loans Receivable are expected to be approximately $3,295,000 in 2002, $3,136,000 in 2003, $14,456,000 in 2004, $2,668,000 in 2005, $40,883,000 in 2006 and
$111,848,000 in the aggregate thereafter.

     The following is a summary of Mortgage Loans Receivable at December 31, 2001:

     Final        Number                                                                 Initial
    Payment        of                                                                   Principal        Carrying
      Due         Loans                 Payment Terms                                     Amount          Amount
--------------------------------------------------------------------------------------------------------------------
                                                                                          (Amounts in thousands)
     2006           3        Monthly payments from $27,700 to $269,000                   $ 39,521       $ 41,267
                             including interest from 9.39% to 11.40%
                             secured by an acute care hospital located in
                             Texas and retirement center located in
                             North Carolina.

     2007           2        Monthly payments from $7,987 to $193,600                      22,708         23,756
                             including interest from 10.32% to 10.50%, secured
                             by an acute care facility in New Mexico and an
                             assisted living facility in Wisconsin.

     2010           1        Monthly payments of $337,400 including                        34,760         32,641
                             interest of 10.90% secured
                             by a congregate care facility and nine long-
                             term care facilities operated by Beverly.

2002-2031           13       Monthly payments from $9,900 to $116,100                      61,215         50,411
                             including interest rates from  7.95% to 12.41%
                             secured by various facilities in various states.

                   ----                                                                 ----------     ----------
Totals              19                                                                   $158,204       $148,075
                   ====                                                                 ==========     ==========

(8)  NOTES PAYABLE

Senior Notes Payable:

     The following is a summary of Senior Notes outstanding at December 31, 2001 and 2000:

     Year
     Issued                    2001                2000             Interest Rate           Maturity
     --------------------------------------------------------------------------------------------------
                                (Amounts in thousands)
     1993                   $   11,000          $   11,000           6.70-8.00%               2003
     1994                        5,000              10,000              9.10%                 2004
     1995                       68,000              68,000           6.62-9.00%            2005-2015
     1996                      115,000             115,000              6.50%                 2006
     1997                      239,000             240,000           7.05-8.16%            2002-2007
     1998                      240,000             248,000           6.66-7.88%            2003-2006
     1999                       62,000              62,000           6.92-7.48%               2004
     2000                       25,000              25,000              9.00%                 2004
                          ---------------     ----------------
                               765,000             779,000

     Unamortized Option
       Payment Received
       Related to 1998
       Debt, net                 4,158               4,468

     Less: Unamortized
       Discount                 (4,928)             (5,954)
                          ---------------     ----------------
                           $   764,230        $     777,514
                          ===============     ================

     The weighted average interest rate on the Senior Notes was 7.24% and 7.25% for 2001 and 2000 and the weighted average balance of the Senior Note borrowings was approximately $774,892,000 and $773,965,000 during 2001 and 2000, respectively. Original issue discounts are amortized over the term of the Senior Notes. If held to maturity, the first required Senior Note maturities would be $116,000,000 in 2002, $31,000,000 in 2003, $92,000,000 in 2004, $231,000,000 in
2005, $135,000,000 in 2006 and $160,000,000 in the aggregate thereafter. As of
February 2002, we have redeemed $99,000,000 of Senior Notes on maturity.

Convertible Subordinated Notes Payable:

     During 2000, we paid off $100,000,000 of 6% Convertible Subordinated Notes issued in 1993 at a gain of $274,000.

Mortgage Notes Payable:

     At December 31, 2001, we had a total of $185,022,000 in Mortgage Notes Payable secured by 37 health care facilities with a net book value of approximately $325,195,000. Interest rates on the Mortgage Notes ranged from 3.20% to 10.63%. Required principal payments on the Mortgage Notes are expected to be $6,018,000 in 2002, $12,232,000 in 2003, $13,485,000 in 2004, $15,827,000
in 2005, $7,606,000 in 2006 and $129,854,000 in the aggregate thereafter.

     During 2001, we assumed secured debt of $18,600,000 in connection with the acquisition of the first two phases of a $126,000,000 commitment to acquire entities controlled by The Boyer Company (see Note 3).

     During 2000, we completed a secured debt transaction which resulted in loan proceeds of $83,000,000 on a portfolio of 12 medical office buildings and physician clinics with an investment value of approximately $138,000,000. The loan features an average coupon of 8.12% (8.43% effective rate based upon a 30 year amortization thereafter for the remainder of the ten year term). These proceeds were initially invested in reducing the borrowings under our revolving lines of credit and were used to fund the final payment on our convertible subordinated notes paid off in 2000.

Bank Notes:

     We have two unsecured revolving credit lines aggregating $395,000,000 with certain banks. The credit lines for $188,000,000 and $207,000,000 expire on October 30, 2002 and November 3, 2003, respectively, and bear an annual facility fee of 0.20% and 0.30%, respectively. These agreements provide for interest at the Prime Rate, the London Interbank Offered Rate (LIBOR) plus 0.95% (LIBOR plus 1.05% for the $188,000,000 credit line) or at a rate negotiated with each bank at the time of borrowing. An additional fee of 0.125% is paid on borrowings when borrowings exceed 50% of the $395,000,000 capacity. Interest rates incurred by HCPI ranged from 1.55% to 7.88% and 5.79% to 9.50% on maximum short-term bank borrowings of $204,500,000 and $256,300,000 for 2001 and 2000, respectively. The weighted average interest rates were approximately 5.20% and 7.68% on weighted average short-term bank borrowings of $100,622,000 and $192,625,000 for the same respective periods.

(9)  COMMITMENTS

     We have commitments to acquire six medical office buildings $32,000,000. We have outstanding commitments to fund additional development of facilities on existing properties of approximately $3,600,000, and are committed to fund $29,000,000 for construction of new health care facilities.

(10) COMMON STOCK

     In May 2001, we issued 4,025,000 shares of common stock at $34.80 per share realizing net proceeds of $133,000,000. Since March 2001, we have realized proceeds of an additional $28,900,000 from the sale of common stock at an average price per share of $35.44 under our new Dividend Reinvestment and Stock Purchase Plan.

(11) PREFERRED STOCK

     Preferred Stock is comprised of three series of cumulative redeemable preferred stock summarized as follows:

                                                                Dividend         Callable at Par
     Issuance             Shares Issued     Issue Price           Rate             on or After
     ------------------  --------------    -------------    ----------------    ------------------
     7.875% series A         2,400,000        $25/share          7.875%         September 30, 2002
     8.70% series B          5,385,000        $25/share          8.70%          September 30, 2003
     8.60% series C          4,000,000        $25/share          8.60%          October 27, 2002

     Dividends on the series A, series B, and series C preferred stock are payable quarterly in arrears on the last day of March, June, September and December. The series A, series B and series C preferred stock have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities of HCPI. The carrying value of preferred stock approximates fair value.

(12) OTHER EQUITY

     Other equity consists of the following:

                                                                      December 31,
                                                           ------------------------------------
                                                               2001                  2000
                                                           --------------        --------------
                                                                 (Amounts in thousands)

    Unamortized Balance on Deferred Compensation                 $ 4,379              $  3,353
    Notes Receivable From Officers and Directors for
      Purchase of Common Stock                                     2,429                 1,919
    Accumulated Comprehensive Loss (See Note 2)                    1,140                   ---
                                                           --------------        --------------

             Total Other Equity                                  $ 7,948                $5,272
                                                           ==============        ==============

     Accumulated comprehensive loss is a reduction to net income in calculating comprehensive income. Comprehensive income is the change in equity from non-owner sources. Comprehensive income for the years ended December 31, 2001 and 2000 was $120,026,000 and $133,767,000, respectively.

(13) EARNINGS PER COMMON SHARE

     We compute earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic earnings per common share is computed by dividing Net Income applicable to common shares by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share are calculated including the effect of dilutive securities. Approximately 800,000 options to purchase shares of common stock that had an exercise price in excess of the average market price of the common stock during the period were not included because they are not dilutive.

(Amounts in thousands except per share amounts)

                                                                For Year Ended December 31,
                                  -----------------------------------------------------------------------------------------
                                             2001                           2000                           1999
                                  ---------------------------    ---------------------------    ---------------------------
                                                      Per                             Per                           Per
                                  Income   Shares    Share        Income    Shares   Share      Income   Shares    Share
                                  ---------------------------    ---------------------------    ---------------------------

Basic Earnings Per Common Share:

Net Income Applicable to Common
 Shares                           $96,266   53,879      $1.79    $108,867   51,057   $2.13      $78,450  34,792    $2.25

Dilutive Options (See Note 16)        ---       96                    ---       43                  ---      69
                                  -----------------              ------------------             ----------------
Diluted Earnings Per Common Share $96,266   53,975      $1.78    $108,867   51,100   $2.13      $78,450  34,861    $2.25

(14) FUNDS FROM OPERATIONS

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

     Below are summaries of the calculation of FFO for the years ended December 31, 2001, 2000 and 1999 (all amounts in thousands):

                                                   2001             2000             1999
                                                ------------    -------------   ---------------
Net Income Applicable to Common Shares           $  96,266        $108,867        $ 78,450
Real Estate Depreciation and Amortization           84,098          72,590          44,789
Joint Venture Adjustments                              243           1,917           1,584
Gain on Sale of Real Estate Properties              (1,232)        (11,756)        (10,303)
Gain on Extinguishment of Debt                         ---            (274)            ---
                                                ------------    -------------   ---------------

Funds From Operations                             $179,375        $171,344        $114,520
                                                ============    =============   ===============


(15) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. The carrying amount for Cash and Cash Equivalents approximates fair value because of the short-term maturity of those instruments. Fair values for Mortgage Loans Receivable and Senior Notes and Mortgage Notes Payable are based on the estimates of management and on rates currently prevailing for comparable loans and instruments of comparable maturities, and are as follows:


                                                December 31, 2001                 December 31, 2000
                                          ------------------------------    -------------------------------
                                           Carrying            Fair           Carrying            Fair
                                            Amount            Value            Amount            Value
                                          ------------     -------------    -------------     -------------
                                                              (Amounts in thousands)
Mortgage Loans Receivable                      $148,075         $143,319         $158,895          $153,952
Senior Notes and Mortgage Notes Payable        $949,252         $975,617         $954,428          $923,762

(16) STOCK INCENTIVE PLAN

     Directors, officers and key employees of HCPI are eligible to participate in our 2000 Stock Incentive Plans (Plan). As of November 5, 1999, pursuant to the terms of the merger with AHE, 787,000 stock options with an average exercise price of $30 were issued in exchange for AHE stock options outstanding as of the date of the merger. A summary of the status of our Plan and the options issued in the AHE merger at December 31, 2001, 2000 and 1999 and changes during the years then ended is presented in the following table and narrative:

                                                  2001                         2000                         1999
                                        -------------------------    --------------------------   --------------------------
                                                       Weighted                     Weighted                     Weighted
                                                       Average                       Average                      Average
                                         Shares        Exercise       Shares        Exercise       Shares        Exercise
Stock Incentive Plan (Options)           (000's)        Price         (000's)         Price        (000's)         Price
-------------------------------------   ----------    -----------    ----------    ------------   ----------    ------------
Outstanding, beginning of year             3,285         $28            2,729         $31            1,309         $32
Granted                                    1,717          34            1,383          24            1,425          28
Exercised                                   (586)         25              (55)         26               (5)         20
Forfeited                                    (13)                        (772)         --               --          --
                                        ----------                   ----------                   ----------
Outstanding, end of year                   4,403          31            3,285          28            2,729          31
Exercisable, end of year                     803          31            1,199          30            1,166          28
Weighted average fair value
   of options granted during the year      $1.09                        $0.47                        $0.73

Incentive Stock Awards
-------------------------------------
Issued                                        86                           78                           58
Canceled                                      (1)                          (3)                          --

     The incentive stock awards (Awards) are granted at no cost to the employees or directors. The Awards generally vest and are amortized over five year periods (four years for directors). The stock options generally become exercisable on either a one year or a five year schedule after the date of the grant.

     The following table describes the options outstanding as of December 31, 2001.

                                                                                            Options
  Total Options                              Weighted            Weighted Average        Exercisable At            Weighted
   Outstanding            Exercise           Average             Contractual Life      December 31, 2001           Average
     (000's)               Price          Exercise Price        Remaining (Years)            (000's)             Exercise Price
-------------------     -------------    -----------------     -------------------    ---------------------    -----------------
      1,827               $22-$30              $25                     7                      344                    $27
      1,189               $30-$35              $33                     8                      457                    $33
      1,387               $35-$40              $36                     9                        2                    $35
-------------------                                                                   ---------------------
      4,403                                                                                   803
===================                                                                   =====================

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following ranges of assumptions: risk-free interest rates of 4.87% to 6.54%; expected dividend yields of 9.48% to 11.64%; expected lives of 10 years; and expected volatility of .17% to .19%.

     We account for stock options under Accounting Principles Board Opinion 25 (APB 25), Accounting for Stock Issued to Employees, which is permitted under FASB Statement No. 123 (FASB 123), Accounting for Stock Based Compensation, issued in 1995. Had compensation cost for the Plans been determined instead in accordance with rules set out in FASB 123, our Net Income and Basic Earnings Per Common Share on a pro forma basis would have been lower by approximately $1,800,000 and $0.03 per basic share, $650,000 or $0.01 per basic share, and $500,000, or $0.01 per basic share for the years ended December 31, 2001, 2000 and 1999, respectively.

     During the years ended December 31, 2001 and 2000, respectively, we made loans totaling $607,000 and $422,000 secured by stock in HCPI to directors, officers and key employees. The interest rate charged is based on the prevailing applicable federal rate as of the inception of the loan. Loans secured by stock totaling $2,429,000 and $1,919,000 were outstanding at December 31, 2001 and 2000, respectively, and are classified as other equity on the balance sheet.

(17) DIVIDENDS

     Common stock dividend payment dates are scheduled approximately 50 days following each calendar quarter. On January 23, 2002, the Board of Directors declared a dividend of $0.80 per share paid on February 20, 2002 to stockholders of record on February 4, 2002.

     In order to qualify as a REIT, we must generally, among other requirements, distribute at least 90% of our taxable income to our stockholders. HCPI and other REITs generally distribute 100% of taxable income to avoid taxes on the remaining 10% of taxable income.

     Per share dividend payments made by HCPI to the stockholders were characterized in the following manner for tax purposes:

                                              2001              2000              1999
                                          -------------     --------------    --------------
         Common Stock
         -------------------------------
                  Ordinary Income            $1.8098           $2.3824           $2.0261
                  Capital Gains Income            --             .1352             .2494
                  Return of Capital           1.2902             .4224             .5045
                                          -------------     --------------    --------------
                  Total Dividends Paid       $3.1000           $2.9400           $2.7800
                                          =============     ==============    ==============

         7.875% Preferred Stock Series A
         -------------------------------
                  Ordinary Income            $1.9688           $1.8633           $1.7514
                  Capital Gains Income            --             .1055             .2174
                                          -------------     --------------    --------------
                  Total Dividends Paid       $1.9688           $1.9688           $1.9688
                                          =============     ==============    ==============

         8.70% Preferred Stock Series B
         -------------------------------
                  Ordinary Income            $2.1750           $2.0584           $1.9350
                  Capital Gains Income            --             .1166             .2402
                                          -------------     --------------    --------------
                  Total Dividends Paid       $2.1750           $2.1750           $2.1752
                                          =============     ==============    ==============

         8.60% Preferred Stock Series C
         -------------------------------
                  Ordinary Income            $2.1500           $2.0348          $  .6376
                  Capital Gains Income            --             .1152             .0791
                                          -------------     --------------    --------------
                  Total Dividends Paid       $2.1500           $2.1500          $  .7167
                                          -------------     --------------    --------------

     Dividends on all series of preferred stock are paid on the last day of each quarter.

(18) QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                        Three Months Ended
                                         ---------------------------------------------------
                                         March 31      June 30    September 30   December 31
                                         --------    ----------   ------------   -----------
2001                                        (Amounts in thousands, except per share data)
Revenue                                  $ 78,365    $   84,450     $   84,137    $   85,508
Gain on Sale of Real Estate Properties   $   (774)   $      532     $      537    $      937
Net Income Applicable to                 $ 19,799    $   28,675     $   17,848    $   29,944
 Common Shares
Dividends Paid Per Common Share          $    .76    $      .77     $      .78    $      .79
Basic Earnings Per Common Share          $    .39    $      .54     $      .32    $      .54
Diluted Earnings Per Common Share        $    .39    $      .54     $      .32    $      .53

2000
Revenue                                  $ 82,252    $   82,096     $   82,281    $   83,178
Gain on Sale of Real Estate Properties   $    684    $    3,029     $      421    $    7,622
Net Income Applicable to
 Common Shares                           $ 26,929    $   28,281     $   23,276    $   30,381
Dividends Paid Per Common Share          $    .72    $      .73     $      .74    $      .75

Basic Earnings Per Common Share          $    .53    $      .55     $      .46    $      .60

Diluted Earnings Per Common Share        $    .52    $      .55     $      .46    $      .60

(19) NEW PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board released Statements of Financial Accounting Standards No. 141 "Business Combinations," No. 142 "Goodwill and Other Intangible Assets" and No. 143 "Accounting for Asset Retirement Obligations" and, in August 2001, No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." The effect of these pronouncements on our financial statements is not expected to be material.

APPENDIX I

                          Tenet Healthcare Corporation

     SET FORTH BELOW IS CERTAIN CONDENSED FINANCIAL DATA OF TENET HEALTHCARE CORPORATION ("TENET") WHICH IS TAKEN FROM TENET'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MAY 31, 2001 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ("THE COMMISSION") UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"), AND THE TENET QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED NOVEMBER 30, 2001 AS FILED WITH THE COMMISSION.

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

                  TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                 (Dollar amounts in millions, except par values)




                                                    November 30,        May 31,
                                                       2001              2001
                                                    ------------       ---------
ASSETS
Cash and cash equivalents                            $    63             $    62
Short-term investments in debt securities                103                 104
Accounts and notes receivable, less
   allowances for doubtful accounts
   ($325 at November 30 and $333 at May 31)            2,377               2,386
Inventories of supplies, at cost                         220                 214
Deferred income taxes                                    160                 155
Other assets                                             347                 305
                                                     -------             -------

Total current assets                                   3,270               3,226
                                                     -------             -------
Investments and other assets                             360                 395
Property, plant and equipment net                      6,308               5,976
Intangible assets, at cost
   Less accumulated amortization
   ($669 at November 30 and $606 at May 31)            3,485               3,398
                                                     -------             -------

                                                     $13,423             $12,995
                                                     =======             =======

                  TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
        (Dollar amounts in millions, except par values and share amounts)


                                                                    November 30,           May 31,
                                                                       2001                  2001
                                                                    ------------         ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt                                   $     35               $    25
Accounts payable                                                         803                   775
Accrued expenses                                                         513                   608
Other current liabilities                                                875                   758
                                                                    --------               -------
Total current liabilities                                              2,226                 2,166
                                                                    --------               -------

Long-term debt, net of current portion                                 4,321                 4,202

Other long-term liabilities and minority interests                     1,029                   994

Deferred income taxes                                                    546                   554

Common stock, $.075 par value; authorized
   700,000,000 shares; 333,313,865 shares
   issued at November 30, 2001 and 329,222,000
   shares issued at May 31, 2001                                          25                    25

Other shareholders' equity                                             5,533                 5,124
Treasury stock, at cost, 7,125,208 shares at
   November 30, 2001 and 3,754,708 shares at May 31, 2001               (257)                  (70)
                                                                    --------              --------
Total shareholders' equity                                             5,301                 5,079
                                                                    --------              --------

                                                                    $ 13,423              $ 12,995
                                                                    ========              ========

                  TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                          (Dollar amounts in millions)



                                                                        Six Months Ended           Year Ended
                                                                        November 30, 2001          May 31, 2001
                                                                        -----------------          ------------
Net operating revenues                                                    $    6,691               $  12,053
                                                                          ----------               ---------

Operating expenses                                                             5,387                   9,809
Depreciation and amortization                                                    300                     554
Interest expense, net of capitalized portion                                     183                     456
Impairment and other unusual charges                                              99                     143
                                                                          ----------               ---------

Total costs and expenses                                                       5,969                  10,962
                                                                          ----------               ---------

Investment earnings                                                               19                      37
Minority interests in income of consolidated subsidiaries                        (19)                    (14)
Net gain on disposals of facilities
    and long-term investments                                                   ---                       28
                                                                          ----------               ---------
Income from continuing operations before
     income taxes                                                                722                   1,142
Taxes on income                                                                 (306)                   (464)
                                                                          ----------               ---------

Income from continuing operations                                                416                     678
                                                                          ----------               ---------
Extraordinary charge from early extinguishment
    of debt, net of taxes                                                       (172)                    (35)
                                                                          ----------               ---------

Net income                                                                $      244               $     643
                                                                          ==========               =========


                  TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (Dollar amounts in millions)



                                                                        Six Months Ended           Year Ended
                                                                        November 30, 2001          May 31, 2001
                                                                        -----------------          ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                    $   1,018              $    1,818
                                                                             ---------              ----------
(Includes changes in all operating assets and  liabilities)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                                       (415)                   (601)
  Purchase of new business, net of cash acquired                                  (273)                   (105)
  Proceeds from sales of facilities, investments and
   other assets                                                                    ---                     132
Other items                                                                        (27)                    ---
                                                                             ---------              ----------

Net cash used in investing activities                                             (715)                   (574)
                                                                             ---------              ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments of other borrowings                                                    (1,749)                 (2,945)
Proceeds from other borrowings                                                   2,600                   1,387
Proceeds from sales of new senior notes                                          1,952                     ---
Repurchase of senior and senior subordinated notes                              (2,991)                    ---
Purchases of treasury stock                                                       (187)                    ---
Proceeds from sales of common stock                                                ---                      15
Other items                                                                         73                     226
                                                                             ---------              ----------

Net cash used in financing activities                                             (302)                 (1,317)
                                                                             ---------              ----------

Net increase/(decrease) in cash and cash equivalents                                 1                     (73)
Cash and cash equivalents at beginning of year                                      62                     135
                                                                             ---------              ----------

Cash and cash equivalents at end of year                                     $      63              $       62
                                                                             ---------              ----------