Form 10-Q
period 2002-03-31
HEALTH CARE PROPERTY INVESTORS INC
filed 2002-05-08
CIK 765880

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2002.

                                       OR

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934. For the transition period from       to
                                                          -----    -----

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

                                   ----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No[ ]

     As of May 7, 2002 there were 57,216,155 shares of $1.00 par value common stock outstanding.

--------------------------------------------------------------------------------

                      HEALTH CARE PROPERTY INVESTORS, INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                        PAGE NO.
                                                                        --------

Item 1.      Financial Statements:

             Condensed Consolidated Balance Sheets
             March 31, 2002 and December 31, 2001....................       2

             Condensed Consolidated Statements of Income
             Three Months Ended March 31, 2002 and 2001..............       3

             Condensed Consolidated Statements of Cash Flows
             Three Months Ended March 31, 2002 and 2001..............       4

             Notes to Condensed Consolidated Financial Statements....       5

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations...........      13

                           PART II. OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K........................      24

Signatures   ........................................................      28

                      Health Care Property Investors, Inc.

                      Condensed Consolidated Balance Sheets

                             (Amounts in thousands)

                                                            March 31,    December 31,
                                                              2002           2001
                                                           -----------   ------------
                                                           (Unaudited)
Assets
Real Estate Investments:
   Buildings and Improvements                              $ 2,376,513   $ 2,267,030
   Accumulated Depreciation                                   (369,146)     (339,971)
                                                           -----------   -----------
                                                             2,007,367     1,927,059
   Construction in Progress                                     16,474        11,616
   Land                                                        269,083       255,881
                                                           -----------   -----------
                                                             2,292,924     2,194,556
Loans Receivable                                               168,027       176,286
Investments in and Advances to Partnerships                     21,546        21,750
Accounts Receivable                                             21,183        20,940
Other Assets                                                     8,772         9,903
Cash and Cash Equivalents                                        6,617         8,408
                                                           -----------   -----------

Total Assets                                               $ 2,519,069   $ 2,431,843
                                                           ===========   ===========

Liabilities and Stockholders' Equity
Bank Notes Payable                                         $   309,800   $   108,500
Senior Notes Payable                                           653,411       764,230
Mortgage Notes Payable                                         181,682       185,022
Accounts Payable, Accrued Expenses and Deferred Income          57,583        57,399
Minority Interests in Partnerships/Convertible Operating
   Partnership Units                                            69,767        69,968
Stockholders' Equity:
   Preferred Stock                                             274,487       274,487
   Common Stock                                                 57,050        56,387
   Additional Paid-In Capital                                1,124,032     1,100,743
   Other Equity                                                (10,676)       (7,948)
   Cumulative Net Income                                       913,493       883,084
   Cumulative Dividends                                     (1,111,560)   (1,060,029)
                                                           -----------   -----------

Total Stockholders' Equity                                   1,246,826     1,246,724
                                                           -----------   -----------

Total Liabilities and Stockholders' Equity                 $ 2,519,069   $ 2,431,843
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

                      Health Care Property Investors, Inc.

                   Condensed Consolidated Statements of Income

                                   (Unaudited)

                (Amounts in thousands, except per share amounts)

                                                      Three Months
                                                     Ended March 31,
                                                    -----------------
                                                     2002      2001
                                                    -------   -------

Revenue
   Rental Income, Triple Net Properties             $52,811   $51,475
   Rental Income, Managed Properties                 22,447    19,796
   Interest and Other Income                          5,511     5,319
                                                    -------   -------
                                                     80,769    76,590
                                                    -------   -------
Expense
   Interest Expense                                  17,536    20,996
   Real Estate Depreciation                          17,934    18,561
   Managed Properties Operating Expenses              7,475     7,201
   General and Administrative Expenses                4,199     3,256
                                                    -------   -------
                                                     47,144    50,014
                                                    -------   -------

Income From Operations                               33,625    26,576
   Minority Interests                                (1,999)   (1,337)
                                                    -------   -------
Income Before Discontinued Operations                31,626    25,239

Discontinued Operations
   Operating Income from Discontinued Operations        102     1,559
   Loss on Real Estate Dispositions                  (1,319)     (774)
                                                    -------   -------
                                                     (1,217)      785
                                                    -------   -------
Net Income                                           30,409    26,024
Dividends to Preferred Stockholders                  (6,225)   (6,225)
                                                    -------   -------
Net Income Applicable to Common Shares              $24,184   $19,799
                                                    =======   =======
Basic Earnings Per Common Share                     $  0.43   $  0.39
                                                    =======   =======
Diluted Earnings Per Common Share                   $  0.42   $  0.39
                                                    =======   =======
Weighted Average Shares Outstanding - Basic          56,737    50,963
                                                    =======   =======
Weighted Average Shares Outstanding - Diluted        58,619    51,193
                                                    =======   =======

    See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations.

                      Health Care Property Investors, Inc.

                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)

                             (Amounts in thousands)
                                                            Three Months
                                                           Ended March 31,
                                                        --------------------
                                                          2002       2001
                                                        ---------   --------

Cash Flows From Operating Activities:
Net Income                                              $  30,409   $ 26,024
Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating Activities:
      Real Estate Depreciation                             18,125     18,739
      Non Cash Charges                                      1,312      1,080
      Joint Venture Adjustments                               283        106
      Loss on Sale of Real Estate Properties                1,319        774
   Changes in:
      Operating Assets                                        590        450
      Operating Liabilities                                  (285)     3,025
                                                        ---------   --------
Net Cash Provided By Operating Activities                  51,753     50,198
                                                        =========   ========

Cash Flows From Investing Activities:
Acquisition of Real Estate                               (125,572)   (22,949)
Proceeds from the Sale of Real Estate Properties, Net       8,630        686
Other Investments and Loans                                 7,855     10,697
                                                        ---------   --------
Net Cash Used In Investing Activities                    (109,087)   (11,566)
                                                        =========   ========

Cash Flows From Financing Activities:
Net Change in Bank Notes Payable                          201,300    (45,000)
Repayment of Senior Notes Payable                        (111,000)    (1,000)
Cash Proceeds from Issuing Common Stock                    19,420      1,218
Final and Periodic Payments on Mortgages                   (3,340)    (1,277)
Dividends Paid                                            (51,531)   (44,966)
Other Financing Activities                                    694        (17)
                                                        ---------   --------

Net Cash Used In Financing Activities                      55,543    (91,042)
                                                        =========   ========

Net Decrease In Cash And Cash Equivalents                  (1,791)   (52,410)

Cash And Cash Equivalents, Beginning Of Period              8,408     58,623
                                                        ---------   --------
Cash And Cash Equivalents, End Of Period                $   6,617   $  6,213
                                                        =========   ========
Capitalized Interest                                    $     274   $     --
                                                        =========   ========

    See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations.

                      HEALTH CARE PROPERTY INVESTORS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002

                                   (Unaudited)

(1)  SIGNIFICANT ACCOUNTING POLICIES

     We, the management of Health Care Property Investors, Inc., believe that the unaudited financial information contained in this report reflects all adjustments that are necessary to state fairly the financial position, the results of operations, and the cash flows of the Company. Unless the context otherwise indicates, the Company or HCPI means Health Care Property Investors, Inc. and its affiliated subsidiaries and joint ventures. We both recommend and presume that users of this interim financial information read or have read or have access to the audited financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the preceding fiscal year ended December 31, 2001. Therefore, notes to the financial statements and other disclosures that would repeat the disclosures contained in our most recent annual report to security holders have been omitted. This interim financial information does not necessarily represent a full year's operations for various reasons, including acquisitions and dispositions, changes in rents and interest rates, and the timing of debt and equity financings.

Managed Property Operations:

     We own interests in 67 medical office buildings ("MOBs"), six healthcare laboratory and biotech research facilities and 27 physician group practice clinics where property management is provided by independent property management companies ("Managed Portfolio"). These facilities are leased to multiple tenants under gross, modified gross or triple net leases. Rents and operating income attributable to these properties are included in Rental Income, Managed Properties in our financial statements. Expenses related to the operation of these facilities are recorded as Operating Expenses, Managed Properties.

Derivatives and Hedging:

     Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133) established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. Additionally, changes in the derivative's fair value are recognized as comprehensive income if specific hedge accounting criteria are met. If these criteria are not met, changes in the fair value are to be included in earnings. See Note 4 for the impact of agreements requiring the application of Statement 133.

Discontinued Operations:

     We have reclassified certain facilities operations as Discontinued Operations in accordance with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (Statement 144) which was issued in August 2001. Statement 144 established accounting and reporting standards requiring that long-lived assets to be disposed of be reported as Discontinued Operations if management has committed to a plan to sell the asset under usual and customary terms within one year of establishing the plan to sell.

Reclassifications:

     We have made reclassifications, where necessary, for comparative financial statement presentations.

(2)  REAL ESTATE INVESTMENTS

     As of March 31, 2002, our portfolio of properties, including equity investments, consisted of 425 facilities located in 42 states. These facilities are comprised of 172 long-term care facilities, 90 assisted living facilities, 85 medical office buildings, 37 physician group practice clinics, 21 acute care hospitals, nine freestanding rehabilitation facilities, six health care laboratory and biotech research facilities and five retirement living communities. Our gross investment in these properties, which includes joint venture acquisitions, was approximately $2,848,738,000 at March 31, 2002.

Acquisitions:

     For the quarter ended March 31, 2002, we acquired six properties for an aggregate purchase price of $118,000,000. These properties have an average lease rate of 10.49%. The properties consist of three assisted living facilities, two retirement living communities and one medical office building. In addition, upon completion of certain refinancing transactions, we will acquire a fourth assisted living facility for $6,000,000.

Construction:

     During the quarter, construction continued on two new facilities, a $28,000,000 short stay hospital and medical office building in Idaho Falls of which $8,100,000 has been incurred to date and a $12,300,000 health care research facility of which $6,400,000 has been incurred to date. These two prospects are expected to start earning rent at an average lease rate of 11.3% in the fourth quarter of 2002.

Dispositions:

     At March 31, 2002, we had eight facilities classified as Discontinued Operations with a net book value of $11,500,000. Included in Discontinued Operations is operating income from these eight facilities of $102,000 and $1,559,000 for the quarters ended March 31, 2002 and 2001, respectively.

     During the quarter ended March 31, 2002, the Company sold two facilities for a net loss of $342,000.

     In accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," we wrote down to net realizable value three facilities to be sold. The resulting $977,000 charge is included in Loss on Real Estate Dispositions.

(3)  OPERATORS

     At March 31, 2002, we had approximately 93 health care operators and approximately 650 leases in the Managed Portfolio.

Major Operators:

     Listed below are our major operators which represent three percent or more of our annualized revenue, the annualized revenue in properties operated by those operators, and the percentage of total annualized revenue from these operators for the three months ended March 31, 2002. All of the companies listed below (with the exception of Centennial Healthcare Corp.) are publicly traded companies and are subject to the informational filing requirements of the Securities and Exchange Act of 1934, as amended, and accordingly file periodic financial statements on Form 10-K and Form 10-Q with the Securities and Exchange Commission.

                                     Annualized
                                       Revenue     Percentage
                                     -----------   ----------
                                     (Dollar amounts in 000s)

Tenet Healthcare Corporation (THC)     $ 56,564        18%
HealthSouth Corporation (HRC)            16,931         5%
Kindred Healthcare, Inc. (KIND.OB)       16,290         5%
Emeritus Corporation  (ESC)              15,642         5%
HCA Inc. (HCA)                           14,470         5%
Beverly Enterprises (BEV)                11,971         4%
Centennial Healthcare Corp.               8,896         3%
                                       --------        --
                                       $140,764        45%
                                       ========        ==

Long-Term Care and Assisted Living Operators:

     We derive 26% of our revenue from the long-term care industry. The long-term care industry continues to face challenges on varying fronts including availability of staff, access to liability insurance and adequate reimbursement. Many states have improved Medicaid reimbursement; however, the economic slowdown has put pressure on state budgets, which could hamper rate increases planned for 2002. Additionally, operators face the uncertainty of a possible reduction in Medicare reimbursement planned for October 1, 2002.

     On the positive side, occupancies and operations improved for many of our facilities. Several long-term care facility operators, including three of our lessees, Kindred Healthcare, Genesis Health Ventures, and Sun Healthcare, have successfully emerged from bankruptcy proceedings. In addition, Mariner Healthcare, another lessee, has submitted its disclosure plan for reorganization, which may allow them to exit bankruptcy during the first half of 2002.

     We own 11 long-term care facilities in Oklahoma, four long-term care facilities in North Carolina, and eight long-term care facilities in various other states whose operations have been negatively affected by reduced reimbursement and the performance and financial situation of their lessees. We recorded revenue from these 23 properties of approximately $1,400,000 less in the first quarter of this year than in the corresponding quarter in 2001. Leases are now in effect for six of these properties, six additional leases are to become effective upon operator licensure and new leases are being negotiated on an additional five facilities. Management expects improved results from higher lease revenue or sales of these properties during the next 12 months.

     We derive 13% of our revenue from the assisted living industry. The assisted living industry has been challenged by over-building and slow fill-up. Additionally, pressures on operating margins have resulted from higher acuity of residents and higher operating costs, in particular liability insurance. The development of new assisted living facilities has decreased significantly and occupancy rates are improving, albeit more slowly than operators had forecasted. Assisted living operators have experienced some success in their capital, debt, and lease restructurings. Assisted living facilities that have achieved stabilized operations appear to be able to sustain ongoing operations. A modest number of new operators are entering the assisted living market with capital for selective investment.

     We own six assisted living facilities currently leased to two operators whose operations have been negatively affected by their current market position. This has resulted in recording revenue of approximately $500,000 less in the first quarter of this year from these properties than in the same quarter in 2001. We are close to agreements with new operators on three of our facilities. Management believes that there will be an improvement in our return on some of these facilities in the next twelve months.

     We have also recorded $500,000 for operating expenses (included in General and Administrative Expenses) for transition costs on certain long-term care and assisted living facilities.

(4)  NOTES PAYABLE

     During the quarter ended March 31, 2002, we paid off $111,000,000 of maturing long-term debt with an average interest rate of 7.24%. These debt maturities were financed with funds available under our revolving lines of credit.

Derivatives and Hedging

     During 1999, we entered into a $25,000,000 swap contract through which the variable interest rate on a senior note was fixed until its February 2004 maturity. We have reflected the change in the fair market value of this instrument of $280,000 as of March 31, 2002 as an accumulated comprehensive loss, which is recorded under Other Equity. If the note is held to maturity as planned, the unrealized loss will not be incurred.

(5)  ACCOUNTS RECEIVABLE

     Accounts receivable consists of the following:

                                                 March 31,   December 31,
                                                   2002          2001
                                                 ---------   ------------
                                                  (Amounts in thousands)

Rent and Interest Receivable                      $26,237      $25,900
Allowance for Doubtful Accounts                    (5,054)      (4,960)
                                                  -------      -------

   Accounts Receivable, Net                       $21,183      $20,940
                                                  =======      =======

(6)  STOCKHOLDERS' EQUITY

     The following table provides a summary of the activity for the Stockholders' Equity account for the three months ended March 31, 2002 (amounts in thousands):

                                      Preferred Stock            Common Stock
                                     ------------------   ------------------------------
                                     Number               Number      Par     Additional
                                       of                  of        Value     Paid-In
                                     Shares     Amount    Shares     Amount    Capital
----------------------------------------------------------------------------------------
Balances,
   December 31, 2001                  11,722   $274,487    56,387   $56,387   $1,100,743

Stock Options Exercised                                        34        34          902
Stock Grants Issued                                            93        93        3,318
Cancelled Shares
Common Stock Issued                                           536       536       19,069
Net Income
Dividends Paid - Preferred Shares
Dividends Paid - Common Shares
Deferred Compensation
Notes receivable From Officers
Other Comprehensive Income (Loss):
   Comprehensive Income
      (See Note 8)
----------------------------------------------------------------------------------------
Balances,
   March 31, 2002                     11,722   $274,487   $57,050    57,050   $1,124,032
========================================================================================

                                                                              Total
                                     Cumulative   Cumulative     Other     Stockholders'
                                     Net Income    Dividends     Equity      Equity
----------------------------------------------------------------------------------------
Balances,
   December 31, 2001                  $883,084    $(1,060,029)  $ (7,948)   $1,246,724

Stock Options Exercised                                                            936
Stock Grants Issued                                                              3,411
Cancelled Shares
Common Stock Issued                                                             19,605
Net Income                              30,409                                  30,409
Dividends Paid - Preferred Shares                      (6,225)                  (6,225)
Dividends Paid - Common Shares                        (45,306)                 (45,306)
Deferred Compensation                                             (2,858)       (2,858)
Notes receivable From Officers                                      (150)         (150)
Other Comprehensive Income (Loss):
   Comprehensive Income
      (See Note 8)                                                   280           280
----------------------------------------------------------------------------------------
Balances,
   March 31, 2002                     $913,493    $(1,111,560)  $(10,676)   $1,246,826
========================================================================================

(7)  OPERATING PARTNERSHIP UNITS

     During the quarter ended March 31, 2002, we issued 18,477 non-managing member units in HCPI/Utah, LLC, a limited liability company of which we are the managing member. As of March 31, 2002, there were a total of 1,638,969 non-managing member units outstanding in three limited liability companies of which we are the managing member: HCPI/Utah, LLC, HCPI/Utah II, LLC and HCPI/Indiana, LLC. These non-managing member units are convertible into our common stock on a one-for-one basis.

(8)  OTHER EQUITY

     Other equity consists of the following:

                                                   March 31,   December 31,
                                                     2002         2001
                                                   ---------   -----------
                                                    (Amounts in thousands)

Unamortized Balance on Deferred Compensation        $ 7,237       $4,379
Notes Receivable From Officers and Directors for
 Purchase of Common Stock                             2,579        2,429
Accumulated Comprehensive Loss (See Note 4)             860        1,140
                                                    -------       ------
       Total Other Equity                           $10,676       $7,948
                                                    =======       ======

     Accumulated comprehensive loss is a reduction to net income in calculating comprehensive income. Comprehensive income is the change in equity from non-owner sources. Comprehensive income for the quarters ended March 31, 2002 and 2001 was $30,689 and $26,024, respectively.

(9)  EARNINGS PER COMMON SHARE

     We compute earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic earnings per common share is computed by dividing Net Income applicable to common shares by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share are calculated including the effect of dilutive securities. Approximately 1,400,000 options to purchase shares of common stock that had an exercise price in excess of the average market price of the common stock during the period were not included because they are not dilutive.

(All amounts in thousands, except per share amounts)

                                          For the Three Months Ended     For the Three Months Ended
                                               March 31, 2002                   March 31, 2001
                                         ----------------------------   ----------------------------
                                                            Per Share                      Per Share
                                         Income    Shares     Amount    Income    Shares     Amount
--------------------------------------   -------   ------   ---------   -------   ------   ---------
Basic Earnings Per Common Share:
Net Income Applicable to Common Shares   $24,184   56,737     $0.43     $19,799   50,963     $0.39

Dilutive Options                              --      288                    --      185
                                         ----------------               ----------------

Diluted Earnings Per Common Share:
Net Income Applicable to Common Shares   $24,184   57,025     $0.42     $19,799   51,148     $0.39
                                         ================               ================

(10) FUNDS FROM OPERATIONS

     We are required to report information about operations on the bases that we use internally to measure performance under Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information."

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

     Below are summaries of the calculation of our FFO (all amounts in thousands):

                                                      Three Months
                                                     Ended March 31,
                                                    -----------------
                                                     2002       2001
                                                    -------   -------

Net Income Applicable to Common Shares              $24,184   $19,799
Real Estate Depreciation                             17,934    18,561
Loss and Depreciation on Real Estate Dispositions     1,510       952
Joint Venture Adjustments                               283       106
                                                    -------   -------

Funds From Operations                               $43,911   $39,418
                                                    =======   =======

(11) COMMITMENTS

     We have commitments to acquire six medical office buildings and one assisted living facility for $38,000,000. We have outstanding commitments to fund additional development of facilities on existing properties of approximately $12,000,000, and are committed to fund $45,000,000 for construction of new health care facilities. We expect that a significant portion of these commitments will be funded; however, experience suggests that some committed transactions may not close for various reasons including unsatisfied closing conditions, competitive financing sources, final negotiation differences or the operator's inability to obtain required internal or governmental approvals.

(12) SUBSEQUENT EVENTS

     On April 26, 2002, the Board of Directors declared a quarterly dividend of $0.81 per common share payable on May 20, 2002 to shareholders of record as of the close of business on May 6, 2002.

     The Board of Directors also declared a cash dividend of $0.492188 per share on its series A cumulative preferred stock, $0.54375 per share on its series B cumulative preferred stock and $0.5375 per share on its series C cumulative preferred stock depositary shares. These dividends will be paid on June 28, 2002 to shareholders of record as of the close of business on June 14, 2002.

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

                                            March 31, 2002       December 31, 2001
                                          -------------------   -------------------
                                          Carrying     Fair     Carrying     Fair
                                           Amount      Value     Amount      Value
                                          --------   --------   --------   --------
                                                   (Amounts in thousands)

Mortgage Loans Receivable                 $146,605   $142,375   $148,075   $143,319
Senior Notes and Mortgage Notes Payable   $835,092   $849,207   $949,252   $975,617

(14) NEW PROUNCEMENTS

     In June 2001, the Financial Accounting Standards Board released Statements of Financial Accounting Standards No. 141 "Business Combinations," No. 142 "Goodwill and Other Intangible Assets" and No. 143 "Accounting for Asset Retirement Obligations." The effect of these pronouncements on our financial statements is not expected to be material.

                      HEALTH CARE PROPERTY INVESTORS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

GENERAL

     Health Care Property Investors, Inc., including its wholly-owned subsidiaries and affiliated joint ventures (HCPI), generally acquires health care facilities and leases them on a long-term basis to health care providers. We also lease medical office space to providers and physicians on a shorter term basis. On a more limited basis, we provide mortgage financing on health care facilities. As of March 31, 2002, our portfolio of properties, including equity investments, consisted of 425 facilities located in 42 states. These facilities are comprised of 172 long-term care facilities, 90 assisted living facilities, 85 medical office buildings, 37 physician group practice clinics, 21 acute care hospitals, nine freestanding rehabilitation facilities, six health care laboratory and biotech research facilities and five retirement living communities. Our gross investment in these properties, which includes joint venture acquisitions, was approximately $2.8 billion at March 31, 2002.

     For the quarter ended March 31, 2002, we acquired six properties for an aggregate purchase price of $118,000,000. These properties have an average lease rate of 10.49%. The properties consist of three assisted living facilities, two retirement living communities and one medical office building. In addition, upon completion of certain refinancing transactions, we will acquire a fourth assisted living facility for $6,000,000. We financed the acquisitions primarily through the proceeds from the issuance of new equity and asset sales.

RESULTS OF OPERATIONS

     Net Income applicable to common shares for the quarter ended March 31, 2002 totaled $24,184,000, or $0.42 per diluted share of common stock on revenue of $80,769,000. This compares with Net Income applicable to common shares of $19,799,000, or $0.39 per diluted share of common stock on revenue of $76,590,000, for the quarter ended March 31, 2001. Included in diluted basis Net Income applicable to common shares but not in FFO per share is a net loss on real estate dispositions of $342,000, or $0.005 per diluted share for the quarter ended March 31, 2002 and a write-down to fair market value of $977,000, or $0.015 per diluted share of three facilities to be sold. Included in diluted basis Net Income applicable to common shares but not in FFO per share for the quarter ended March 31, 2001 is a net loss on real estate dispositions of $774,000, or $0.02 per diluted share and a write-down to fair market value of $1,600,000, or $0.03 per diluted share of a facility to be sold. Also included in diluted basis Net Income applicable to common shares and FFO per share for 2002 and 2001 is the effect of the Securities and Exchange Commission's (SEC's) Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements," which delays the recognition of approximately $4,000,000 of cash receipts paid by tenants for additional rents from the first quarter to subsequent quarters each year.

     Rental Income attributable to Triple Net Leases for the quarter ended March 31, 2002 increased $1,336,000 to $52,811,000 as compared to the same period in the prior year. The increase is primarily the result of the positive impact of acquisitions made during 2001 and positive rent growth offset by rent reductions on certain properties (see Note 3 to the Condensed Consolidated Financial Statements) and dispositions made during 2001. Rental Income attributable to Managed Properties for the quarter ended March 31, 2002 increased $2,651,000 to $22,447,000 as compared to the same period in the prior year with a related increase in Managed Properties Operating Expenses of $274,000 to $7,475,000. Net operating income on Managed Properties increased $2,377,000 as compared to the same period in the prior year. These increases were generated primarily from 2001 acquisition activity. Interest and Other Income for the quarter ended March 31, 2002 increased $192,000 to $5,511,000 as compared to the same period in the prior year primarily as a result of receiving proceeds on a previously reserved loan.

     Interest Expense for the three months ended March 31, 2002 decreased $3,460,000 to $17,536,000 as compared to the same period in the prior year. The decrease is primarily the result of lower interest rates on short-term bank loans as well as senior debt refinancing. The increase in General and Administrative Expenses includes $500,000 for operating expenses related to transition costs on certain long-term care and assisted living facilities. The decrease in Real Estate Depreciation of $627,000 to $17,934,000 for the quarter ended March 31, 2002 compared to the first quarter of 2001 is the result of the $1,600,000 write-down of one facility to be sold but offset in part by a full quarter of depreciation on the acquisitions made during 2001.

     We believe that Funds From Operations (FFO) is the most important supplemental measure of operating performance for a real estate investment trust. FFO for the quarter ended March 31, 2002 increased $4,493,000 to $43,911,000 as compared to the same period in the prior year. The increase is primarily due to the positive impact of our acquisitions made during 2001 and a decrease in Interest Expense offset by dispositions made during 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

     We have financed investments through the sale of common and preferred stock, issuance of long-term debt, assumption of mortgage debt, the mortgaging of certain of our properties, use of short-term bank lines and use of internally generated cash flows. We have also raised cash through the disposition of assets in 2000 and 2001. Management believes that our liquidity and sources of capital are adequate to finance our operations for the foreseeable future, including through December 31, 2002. Future investments in additional facilities will be dependent on the availability of cost-effective sources of capital.

     At March 31, 2002, stockholders' equity totaled $1,246,826,000 and our equity securities had a market value of $2,858,852,000. Total debt presently represents 29% and 48% of our total market and book capitalization, respectively. Our senior debt is rated BBB+/BBB+/Baa2 by Standard & Poor's, Fitch and Moody's, respectively, and has been rated medium investment grade continuously since 1986, when we first received a bond rating. For the three months ended March 31, 2002, FFO (before interest expense) covered Interest Expense at a ratio of 3.5 to 1.00.

     Tabulated below is our debt maturity table by year and in the aggregate.

2002 (April - December).............   $  111,000,000
2003 ...............................      250,000,000
2004 ...............................      105,000,000
2005 ...............................      247,000,000
2006 ...............................      143,000,000
Thereafter .........................      289,000,000
                                       --------------
                                       $1,145,000,000
                                       ==============

     During the first quarter of 2002, we paid off $111,000,000 of maturing long-term debt with an average interest rate of 7.24%. These payments were financed with funds available under our revolving lines of credit.

Revolving Lines of Credit

     We have revolving lines of credit totaling $395,000,000. Of this amount, $188,000,000 will mature in November 2002, with the balance maturing in November 2003. Borrowings under the lines of credit averaged $184,000,000 for the quarter ended March 31, 2002 at a rate of 2.74%. In the first quarter of 2001, we had average borrowings of $160,000,000 at a rate of 6.87%. We expect to extend maturities through the issuance of long-term senior notes during 2002.

Secured Debt

     At March 31, 2002, we had a total of $181,682,000 in Mortgage Notes Payable secured by 36 health care facilities with a net book value of approximately $318,469,000. Interest rates on the Mortgage Notes ranged from 2.9% to 10.63% with an average rate of 8.0%.

Equity

     During the quarter ended March 31, 2002, we raised $18,500,000 under our Dividend Reinvestment and Stock Purchase Plan at an average price per share of $36.91.

     During the quarter ended March 31, 2002, we issued 18,477 non-managing member units in HCPI/Utah, LLC, a limited liability company of which we are the managing member. As of March 31, 2002, there were a total of 1,638,969 non-managing member units outstanding in three limited liability companies of which we are the managing member: HCPI/Utah, LLC, HCPI/Utah II, LLC and HCPI/Indiana, LLC. These non-managing member units are convertible into our common stock on a one-for-one basis.

Shelf Registrations

     On April 19, 2002, we filed a registration statement with the Securities and Exchange Commission for the registration of $975,000,000 of debt and equity securities that may be issued from time to time. This registration statement is not yet effective. The total dollar amount to be registered includes $232,000,000 available on an existing shelf registration statement that will be incorporated into the new shelf registration statement.

Letters of Credit

     At March 31, 2002, we held approximately $8,173,000 in depository accounts and $45,567,000 in irrevocable letters of credit from commercial banks to secure a number of lessees' lease obligations and borrowers' loan obligations. We may draw upon the letters of credit or depository accounts if there are any defaults under the leases or loans. Amounts available under letters of credit could change based upon facility operating conditions and other factors and such changes may be material.

Facility Rollovers

     As of March 31, 2002, we had 10 facilities that are subject to lease expirations and mortgage maturities during the remainder of 2002. These facilities currently represent approximately 0.4% of annualized revenue. For the year ending December 31, 2003, we have 16 facilities, representing approximately 2.6% of annualized revenue, subject to lease expirations and mortgage maturities.

SUPPLEMENTARY FINANCIAL AND OPERATING INFORMATION

Internal Growth

     For the three months ended March 31, 2002, we had internal same facility rent growth, net of rent decreases, of approximately $240,000, or 0.5% of rents, in our Triple Net portfolio.

Acquisitions

     For the quarter ended March 31, 2002, we acquired six properties for an aggregate purchase price of $118,000,000. These properties have an average lease rate of 10.49%. The properties consist of three assisted living facilities, two retirement living communities and one medical office building. In addition, upon completion of certain refinancing transactions, we will acquire a fourth assisted living facility for $6,000,000.

     Also during the quarter, construction continued on two new facilities, a $28,000,000 short stay hospital and medical office building in Idaho Falls of which $8,100,000 has been incurred to date and a $12,300,000 health care research facility of which $6,400,000 has been incurred to date.

Managed Medical Office And Clinic Portfolio

     Our 4,479,000 square foot managed medical office building, health care laboratory and biotech research facility and physician group practice clinic portfolio produces approximately 19% of the Company's revenue. Occupancy remained at 91%.

Future Earnings and FFO Growth

     Capital realized from equity issuances and facility sales were initially utilized to pay down short-term borrowings until we deployed the new capital in positive spread investments.

The impact of the short-term dilution during the quarter ended March 31, 2002 was a reduction in earnings of approximately $1,500,000. Shortly before March 31, 2002, we completed $118,000,000 in investments with an average return of 10.49% thereby significantly reducing the short-term dilution impact. As a result, we expect that earnings and FFO should improve for 2002. However, our 2002 results will be dependent on execution of our $400,000,000 acquisition program, stable capital costs and an early resolution of customer reorganizations and bankruptcies. As market conditions continue to improve, we anticipate that we will deploy new capital in positive spread investments, thereby improving future growth rates.

PORTFOLIO OVERVIEW:
(Dollar amounts in thousands, except per bed and per square foot data)

                                                                                                                   Physician
                                        Long Term                    Medical        Assisted                         Group
                                     Care Facilities   Acute Care     Office         Living       Rehabilitation    Practice
                                           (6)         Hospitals    Buildings    Facilities (6)     Hospitals       Clinics
-----------------------------------------------------------------------------------------------------------------------------
Revenue by State (1)
   California                          $    5,648      $   28,769   $   11,932     $    5,457        $     --      $    4,483
   Texas                                    1,667           6,972       10,800         10,759           1,753           1,598
   Indiana                                 18,990              --        6,824          1,458              --              --
   Florida                                  5,268           7,549        1,595          2,837           2,250           2,442
   Utah                                       500           8,167       10,758             --              --              --
   North Carolina                           4,620           7,656           --          1,415              --             533
   Tennessee                               10,902              --        1,285             13              --           1,368
   Other (35 States)                       35,828          22,188       23,292         20,411          11,812           3,368
-----------------------------------------------------------------------------------------------------------------------------
      Grand Total (42 States)          $   83,423      $   81,301   $   66,486     $   42,350        $ 15,815      $   13,792
-----------------------------------------------------------------------------------------------------------------------------

Percentage of Total Revenue                  26.3%           25.6%        21.0%          13.3%            5.0%            4.3%

Investment (2)                         $  657,040      $  662,964   $  695,256     $  425,333        $113,977      $  146,735
Return on Investments (5)                    12.7%           12.4%         9.6%          10.0%           13.9%            9.4%
Number of Properties                          172              21           85             90               9              37
Vacant Properties                               4              --           --             --              --               4

Number of Beds/Units                       21,250           2,785           --          7,056             685              --
Number of Square Feet                   6,402,000       2,939,000    4,810,000      4,932,000         708,000       1,036,000

Investment per Bed/Unit (4)            $       31      $      237   $       --     $       60        $    166      $       --
Investment per Square Foot (4)         $      103      $      233   $      145     $       86        $    161      $      142

Occupancy Data-Current Quarter (5)             81%             54%          --             79%             76%             --
Occupancy Data-Prior Quarter (5)               82%             54%          --             79%             77%             --
=============================================================================================================================

                                     Healthcare    Retirement                                 ----------
                                     Laboratory      Living                     Percentage     Managed
                                     and Biotech   Communities    Portfolio    of Portfolio   Portfolio
                                      Research         (6)          Total         Total          (3)
--------------------------------------------------------------------------------------------------------
Revenue by State (1)
   California                         $     --     $       --    $    56,289       17.7%
   Texas                                    --          3,261         36,810       11.6%
   Indiana                                  --             --         27,272        8.6%
   Florida                                  --          3,150         25,091        7.9%
   Utah                                  4,872             --         24,297        7.7%
   North Carolina                           --             --         14,224        4.5%
   Tennessee                                --             --         13,568        4.3%
   Other (35 States)                        --          3,100        119,999       37.7%
--------------------------------------------------------------------------------------------------------
      Grand Total (42 States)         $  4,872     $    9,511    $   317,550      100.0%      $   59,922
--------------------------------------------------------------------------------------------------------

Percentage of Total Revenue                1.5%           3.0%         100.0%                       18.9%

Investment (2)                        $ 56,084     $   91,349    $ 2,848,738                  $  655,225
Return on Investments (5)                  9.8%          10.4%          11.2%                         --
Number of Properties                         6              5            425                         100
Vacant Properties                           --             --              8                          --

Number of Beds/Units                        --          1,086         32,862                          --
Number of Square Feet                  432,000      1,059,000     22,318,000                   4,479,000

Investment per Bed/Unit (4)           $     --     $       84                                 $       --
Investment per Square Foot (4)        $    132     $       86                                 $      147

Occupancy Data-Current Quarter (5)          --             85%                                        91%
Occupancy Data-Prior Quarter (5)            --             --                                         91%
==============================================================================================----------

(1) Annualized rental and interest income on total investments above. Includes net operating income (NOI) on managed portfolio.

(2) Includes partnership and limited liability company investments and incorporates all partners' and members' assets and facilities under construction as well as our investment in unconsolidated joint ventures. Construction in process and related land purchases totaled $16,474.

(3) Includes managed Medical Office Buildings, Physician Group Practice Clinics, and Healthcare Laboratory and Biotech Research included in the preceding totals.

(4)  Excludes facilities under construction.

(5) Excludes facilities under construction, newly completed facilities under start up, vacant facilities and facilities where the data is not available or not meaningful.

(6) In addition to the properties acquired in the first quarter of 2002, three additional facilities were reclassified to retirement living communities. These include a facility in Texas and two campuses in South Carolina. The two campuses in South Carolina, previously classified as five assisted living facilities and two long-term care facilities, have been combined into two retirement living communities.

PORTFOLIO BY OPERATOR/TENANT:
(Dollar amounts in thousands)

Operator/Tenant  (1)                            Revenue (2)   Percentage
------------------------------------------------------------------------
Tenet Healthcare                                 $ 56,564         17.8%
HealthSouth Corporation                            16,931          5.3%
Kindred Healthcare, Inc.                           16,290          5.1%
Emeritus Corporation                               15,642          4.9%
HCA Inc.                                           14,470          4.6%
Beverly Enterprises                                11,971          3.8%
Centennial Healthcare                               8,896          2.8%
Not-For-Profit Investment Grade Tenants             6,319          2.0%
Other Publicly Traded Operators or Guarantors
   (17 Operators)                                  48,617         15.3%
Other Non Public Operators and Tenants            121,850         38.4%
                                                 ---------------------
Grand Total                                      $317,550        100.0%
                                                 =====================

OPERATORS AT RISK:
(Dollar amounts in thousands)

                                                Annual Rental
Operator                                        Income to HCPI
--------------------------------------------------------------
Near Term Potential Future Rent
   Reduction from the Following Operators           $  255
                                                    ------
Percent of Revenue                                     0.1%
                                                    ======
Integrated Health Services                          $1,694
Mariner Post Acute Network                           1,258
Other Non Public Operators and Tenants               3,432
                                                    ------
                                                    $6,384
                                                    ------
Percent of Revenue                                     2.0%
                                                    ------

(1) At March 31, 2002, we had approximately 93 health care operators and approximately 650 leases in the managed portfolio.
(2) Annualized rental and interest income on total investments above. Includes net operating income (NOI) on managed portfolio.

RENEWAL INFORMATION:
(Dollar amounts in thousands)

                 Lease Expirations and
                  Mortgage Maturities
              -----------------------------
   Year       Revenue (1), (2)   Percentage
-------------------------------------------
2002              $  1,183           0.4%
2003                 8,145           2.6%
2004 (3)            66,807          21.0%
2005 (3)            27,068           8.5%
2006                15,714           4.9%
Thereafter         198,633          62.6%
                  ----------------------
Grand Total       $317,550         100.0%
                  ======================

SAME STORE GROWTH:
(Dollar amounts in thousands)

Rent Growth on Comparable Facilities for the
   Quarter Ended March 31, 2002 vs. March 31, 2001

Triple Net Properties:
Number of Facilities                               267
Revenue Increase                                  $240

Managed Properties:
Number of Facilities                                83
Occupancy Percentage at March 31, 2002              90%
Occupancy Percentage Change from March 31, 2001     (1%)
Net Operating Income Increase                     $456

(1) Annualized rental and interest income on total investments. Includes net operating income (NOI) on managed portfolio.
(2) This column includes the revenue impact by year and the total annualized rental and interest income associated with the properties subject to lease expiration, lessees' renewal option and/or purchase options and mortgage maturities.
(3) Revenue of $43,656 and $10,572 for 2004 and 2005, respectively, relates to eight hospitals leased to Tenet.

LEASE UP STATISTICS ON NEW ASSISTED LIVING FACILITIES:
(Dollar amounts in thousands)

                         Average Months             Percent of
Occupancy   Facilities    in Operation     Rents    Revenue
--------------------------------------------------------------
 0% - 50%       1            25.0         $  881     0.28%
50% - 70%       2            26.5            549     0.17%
70% - 90%       8            35.2          3,425     1.08%
                                                     ----
                                                     1.53%
                                                     ====

CAPITAL EXPENDITURES:
(All amounts in thousands)

                                       Quarter Ended
                                       March 31, 2002
                                       --------------
Acquisitions                              $118,000
Construction in Progress                  $  4,858
Rentable Square Footage Acquired (1)         1,137

(1)  Excludes facilities under construction.

CASH FLOW COVERAGE:

                              Current Quarter   Prior Quarter
                              -------------------------------

Cash Flow Coverage Before
   Management Fees                 2.6              2.6
Cash Flow Coverage After
   Management Fees                 2.3              2.2

CAUTIONARY LANGUAGE REGARDING FORWARD LOOKING STATEMENTS

     Statements in this Quarterly Report that are not historical factual statements are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements include, among other things, statements regarding our intent, belief or expectations and can be identified by the use of terminology such as "may," "will," "expect," "believe," "intend," "plan," "estimate," "should" and other comparable terms or the negative thereof. In addition, we, through our senior management, from time to time make forward looking oral and written public statements concerning our expected future operations and other developments. Readers are cautioned that, while forward looking statements reflect our good faith belief and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties. Actual results may differ materially from the expectations contained in the forward looking statements as a result of various factors. In addition to other factors set forth in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2001, readers should consider the following:

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

DISCLOSURES ABOUT MARKET RISK

     Our investments are financed by the sale of common stock, long-term debt, internally generated cash flows, and short-term bank debt.

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

     At March 31, 2002, we are exposed to market risks related to fluctuations in interest rates only on $4,743,000 of variable rate mortgage notes payable and $309,800,000 of variable rate bank debt out of our portfolio of real estate of $2,849,000,000.

     Fluctuation in the interest rate environment will not affect our future earnings and cash flows on our fixed rate debt until that debt matures and must be replaced or refinanced. Interest rate changes will affect the fair value of the fixed rate instruments. Conversely, changes in interest rates on variable rate debt would change our future earnings and cash flows, but not affect the fair value on those instruments. Assuming a one percentage point increase in the interest rate related to the variable rate debt including the mortgage notes payable and the bank lines of credit, and assuming no change in the outstanding balance as of year end, interest expense for 2002 would increase by approximately $3,145,000.

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

                                            |---------------------------Maturity--------------------------------|
                                        ----------------------------------------------------------------------------------------
                                          2002       2003       2004      2005       2006     Thereafter     Total    Fair Value
                                        ----------------------------------------------------------------------------------------
                                                            (Amounts in thousands, except percentages)
ASSETS
   Mortgage Loans Receivable            $  2,621                                   $ 41,128    $102,856    $146,605    $142,375
      Weighted Average Interest Rate        7.95%                                      9.75%      10.56%      10.29%
LIABILITIES
Variable Rate Debt:

   Bank Notes Payable                   $102,800   $207,000                                                $309,800    $309,800
      Weighted Average  Interest Rate       3.53%      3.53%                                                   3.53%

   Mortgage Notes Payable               $    248                                   $  4,495                $  4,743    $  4,743
      Weighted Average Interest Rate        3.28%                                      2.92%                   2.94%

Fixed Rate Debt:
   Senior Notes Payable                 $  5,000   $ 31,000   $92,000   $231,000   $135,000    $159,410    $653,410    $667,195
      Weighted Average Interest Rate        7.41%      7.09%     7.78%      6.87%      6.74%       7.98%       7.26%

   Mortgage Notes Payable               $    345   $  8,519   $ 9,777   $ 14,088               $144,210    $176,939    $177,269
      Weighted Average Interest Rate        9.00%      8.52%     7.59%      8.77%                  8.09%       8.14%

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

NEW PRONOUNCEMENTS

     See Note 1 to the Consolidated Financial Statements for a discussion of our implementation of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" and No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". Other recently issued Financial Accounting Standards Board's Statement of Financial Accounting Standards, No.141 "Business Combinations," No. 142 "Goodwill and Other Intangible Assets" and No. 143 "Accounting for Asset Retirement Obligations" are not expected to have a material effect on our financial statements.

                           PART II. OTHER INFORMATION

8. Exhibits and Reports on Form 8-K
   --------------------------------

     a)   Exhibits:

          3.1 Articles of Restatement of HCPI (incorporated herein by reference to exhibit 3.1 of HCPI's quarterly report on Form 10-Q for the period ended June 30, 2001).
          3.2 Second Amended and Restated Bylaws of HCPI (incorporated herein by reference to exhibit 3.2 of HCPI's quarterly report on form 10-Q for the period ended March 31, 1999).
          3.3 Amendment No. 1 to Second Amended and Restated Bylaws of HCPI (incorporated by reference to exhibit 10.22 to HCPI's annual report on Form 10-K for the year ended December 31, 2001).
          4.1 Rights agreement, dated as of July 27, 2000, between Health Care Property Investors, Inc. and the Bank of New York which includes the form of Certificate of Designations of the Series D Junior Participating Preferred Stock of Health Care Property Investors, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to exhibit 4.1 of Health Care Property Investors, Inc.'s Current Report on Form 8-K dated July 28,
               2000).
          4.2 Indenture, dated as of September 1, 1993, between HCPI and The Bank of New York, as Trustee, with respect to the Series C and D Medium Term Notes, the Senior Notes due 2006 and the Mandatory Par Put Remarketed Securities due 2015 (incorporated by reference to exhibit 4.1 to HCPI's registration statement on Form S-3 dated September 9, 1993).
          4.3 Indenture, dated as of April 1, 1989, between HCPI and The Bank of New York for Debt Securities (incorporated by reference to exhibit 4.1 to HCPI's registration statement on Form S-3 dated March 20, 1989).
          4.4 Form of Fixed Rate Note (incorporated by reference to exhibit 4.2 to HCPI's registration statement on Form S-3 dated March 20,
               1989).
          4.5  Form of Floating Rate Note (incorporated by reference to exhibit
               4.3 to HCPI's registration statement on Form S-3 dated March 20,
               1989).
          4.6 Registration Rights Agreement dated November 20, 1998 between HCPI and James D. Bremner (incorporated by reference to exhibit
               4.8 to HCPI's annual report on Form 10-K for the year ended December 31, 1999). This exhibit is identical in all material respects to two other documents except the parties thereto. The parties to these other documents, other than HCPI, were James P. Revel and Michael F. Wiley.
          4.7 Registration Rights Agreement dated January 20, 1999 between HCPI and Boyer Castle Dale Medical Clinic, L.L.C. (incorporated by reference to exhibit 4.9 to HCPI's annual report on Form 10-K for the year ended December 31, 1999). This exhibit is identical in all material respects to 13 other documents except the parties thereto. The parties to these other documents, other than HCPI, were Boyer Centerville Clinic Company, L.C., Boyer Elko, L.C., Boyer Desert Springs, L.C., Boyer Grantsville

               Medical, L.C., Boyer-Ogden Medical Associates, LTD., Boyer Ogden Medical Associates No. 2, LTD., Boyer Salt Lake Industrial Clinic Associates, LTD., Boyer-St. Mark's Medical Associates, LTD., Boyer McKay-Dee Associates, LTD., Boyer St. Mark's Medical Associates #2, LTD., Boyer Iomega, L.C., Boyer Springville, L.C., and - Boyer Primary Care Clinic Associates, LTD. #2.
          4.8 Form of Deposit Agreement (including form of Depositary Receipt with respect to the Depositary Shares, each representing one-one hundredth of a share of our 8.60% Cumulative Redeemable Preferred Stock, Series C) (incorporated by reference to exhibit 4.8 to HCPI's quarterly report on Form 10-Q for the period ended March 31, 2001) dated as of March 1, 2001 by and among HCPI, Wells Fargo Bank Minnesota, N.A. and the holders from time to time of the Depositary Shares described therein.
          4.9 Indenture, dated as of January 15, 1997, between American Health Properties, Inc. and The Bank of New York, as trustee (incorporated herein by reference to exhibit 4.1 to American Health Properties, Inc.'s current report on Form 8-K (file no. 001-09381), dated January 21, 1997).
          4.10 First Supplemental Indenture, dated as of November 4, 1999, between HCPI and The Bank of New York, as trustee (incorporated by reference to HCPI's quarterly report on Form 10-Q for the period ended September 30, 1999).
          4.11 Dividend Reinvestment and Stock Purchase Plan, dated November 9, 2000 (incorporated by reference to exhibit 99.1 to HCPI's registration statement on Form S-3 dated November 13, 2000, registration number 333-49796).
          4.12 Registration Rights Agreement dated August 17, 2001 between HCPI, Boyer Old Mill II, L.C., Boyer-Research Park Associates, LTD., Boyer Research Park Associates VII, L.C., Chimney Ridge, L.C., Boyer-Foothill Associates, LTD., Boyer Research Park Associates VI, L.C., Boyer Stansbury II, L.C., Boyer Rancho Vistoso, L.C., Boyer-Alta View Associates, LTD., Boyer Kaysville Associates, L.C., Boyer Tatum Highlands Dental Clinic, L.C., Amarillo Bell Associates, Boyer Evanston, L.C., Boyer Denver Medical, L.C., Boyer Northwest Medical Center Two, L.C., and Boyer Caldwell Medical, L.C. (incorporated by reference to exhibit 4.12 to HCPI's annual report on Form 10-K for the year ended December 31,
               2001).
          10.1 Amendment No. 1, dated as of May 30, 1985, to Partnership Agreement of Health Care Property Partners, a California general partnership, the general partners of which consist of HCPI and certain affiliates of Tenet (incorporated by reference to exhibit
               10.1 to HCPI's annual report on Form 10-K for the year ended December 31, 1985).
          10.2 HCPI Second Amended and Restated Directors Stock Incentive Plan (incorporated by reference to exhibit 10.43 to HCPI's quarterly report on Form 10-Q for the period ended March 31, 1997).*
          10.3 HCPI Second Amended and Restated Stock Incentive Plan (incorporated by reference to exhibit 10.44 to HCPI's quarterly report on Form 10-Q for the period ended March 31, 1997).*
          10.4 First Amendment to Second Amended and Restated Directors Stock Incentive Plan, effective as of November 3, 1999 (incorporated by reference to exhibit 10.1 to HCPI's quarterly report on Form 10-Q for the period ended September 30, 1999).*
          10.5 Second Amendment to Second Amended and Restated Directors Stock Incentive Plan, effective as of January 4, 2000 (incorporated by reference to exhibit 10.15 to HCPI's annual report on Form 10-K for the year ended December 31, 1999).*
          10.6 First Amendment to Second Amended and Restated Stock Incentive Plan effective as of November 3, 1999 (incorporated by reference to exhibit 10.3 to HCPI's quarterly report on Form 10-Q for the period ended September 30, 1999).*
          10.7 HCPI 2000 Stock Incentive Plan, effective as of March 23, 2000 (incorporated by reference to exhibit 10.7 to HCPI's annual report on Form 10-K for the year ended December 31, 2001).*
          10.8 HCPI Second Amended and Restated Directors Deferred Compensation
               Plan (incorporated by reference to exhibit 10.45 to HCPI's quarterly report on Form 10-Q for the period ended September 30,
               1997).*
          10.9 Second Amendment to Second Amended and Restated Directors Deferred Compensation Plan, effective as of November 3, 1999 (incorporated by reference to exhibit 10.2 to HCPI's quarterly report on Form 10-Q for the period ended September 30, 1999).
          10.10 Fourth Amendment to Second Amended and Restated Director Deferred Compensation Plan, effective as of January 4, 2000 (incorporated by reference to exhibit 10.17 to HCPI's annual report on Form 10-K for the year ended December 31, 1999).*
          10.11 Employment Agreement dated October 13, 2000 between HCPI and Kenneth B. Roath (incorporated by reference to exhibit 10.11 to HCPI's annual report on Form 10-K for the year ended December 31,
               2000).*
          10.12 Various letter agreements, each dated as of October 16, 2000, among HCPI and certain key employees of the Company (incorporated by reference to exhibit 10.12 to HCPI's annual report on Form 10-K for the year ended December 31, 2000).*
          10.13 HCPI Amended and Restated Executive Retirement Plan (incorporated by reference to exhibit 10.13 to HCPI's annual report on Form 10-K for the year ended December 31, 2001).*
          10.14 Stock Transfer Agency Agreement between HCPI and The Bank of New
               York dated as of July 1, 1996 (incorporated by reference to exhibit 10.40 to HCPI's quarterly report on Form 10-Q for the period ended September 30, 1996).
          10.15 Amended and Restated Limited Liability Company Agreement dated November 20, 1998 of HCPI/Indiana, LLC (incorporated by reference to exhibit 10.15 to HCPI's annual report on Form 10-K for the year ended December 31, 1998).
          10.16 Amended and Restated Limited Liability Company Agreement dated January 20, 1999 of HCPI/Utah, LLC (incorporated by reference to exhibit 10.16 to HCPI's annual report on Form 10-K for the year ended December 31, 1998).
          10.17 Revolving Credit Agreement, dated as of November 3, 1999, among HCPI, each of the banks identified on the signature pages hereof, The

               Bank of New York, as agent for the banks and as issuing bank, and Bank of America, N.A. and Wells Fargo Bank, N.A., as co-documentation agents, with BNY Capital Markets, Inc., as lead arranger and Book Manager (incorporated by reference to exhibit
               10.4 to HCPI's quarterly report on Form 10-Q for the period ended September 30, 1999).
          10.18 364-Day Revolving Credit Agreement, dated as of November 3, 1999 among HCPI, each of the banks identified on the signature pages hereof, The Bank of New York, as agent for the banks, and Bank of America, N.A. and Wells Fargo Bank, N.A., as co-documentation agents, with BNY Capital Markets, Inc., as lead arranger and book manager (incorporated by reference to exhibit 10.5 to HCPI's quarterly report on Form 10-Q for the period ended September 30,
               1999).
          10.19 Cross-Collateralization, Cross-Contribution and Cross-Default Agreement, dated as of July 20, 2000, by HCP Medical Office Buildings II, LLC, and Texas HCP Medical Office Buildings, L.P., for the benefit of First Union National Bank (incorporated by reference to exhibit 10.20 to HCPI's annual report on Form 10-K for the year ended December 31, 2000).
          10.20 Cross-Collateralization, Cross-Contribution and Cross-Default Agreement, dated as of August 31, 2000, by HCP Medical Office Buildings I, LLC, and Meadowdome, LLC, for the benefit of First Union National Bank (incorporated by reference to exhibit 10.21 to HCPI's annual report on Form 10-K for the year ended December 31, 2000).
          10.21 Amended and Restated Limited Liability Company Agreement dated August 17, 2001 of HCPI/Utah II, LLC (incorporated by reference to exhibit 10.21 to HCPI's annual report on Form 10-K for the year ended December 31, 2001).
          10.22 First Amendment to Amended and Restated Limited Liability Company Agreement dated October 30, 2001 of HCPI/Utah II, LLC (incorporated by reference to exhibit 10.22 to HCPI's annual report on Form 10-K for the year ended December 31, 2001).
          10.23 Amendment No. 1, dated as of October 29, 2001, to the 364-Day Revolving Credit Agreement, dated as of November 3, 1999 among HCPI, each of the banks identified on the signature pages thereto, The Bank of New York, as agent for the banks, and Bank of America, N.A. and Wells Fargo Bank, N.A., as co-documentation agents, with BNY Capital Markets, Inc., as lead arranger and book manager (incorporated by reference to exhibit 10.23 to HCPI's annual report on Form 10-K for the year ended December 31, 2001).
          *    Management Contract or Compensatory Plan or Arrangement.

     b)   Reports on Form 8-K:

          None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 7, 2002              HEALTH CARE PROPERTY INVESTORS, INC.
                                     (REGISTRANT)


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