Form 10-K/A
period 2001-12-31
HEALTH CARE PROPERTY INVESTORS INC
filed 2002-06-06
CIK 765880

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

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

Item 6. SELECTED FINANCIAL DATA

     Set forth below is our selected financial data as of and for the years ended December 31, 2001, 2000, 1999, 1998, and 1997.



                                                            Year Ended December 31,
                                          2001            2000
                                      (Revised)(2)    (Revised)(2)           1999             1998             1997
                                     ---------------------------------------------------------------------------------
                                                (Amounts in thousands, except per share data)
Income Statement Data:
Total Revenue                              $332,460       $329,807          $224,793         $161,549      $  128,503
Net Income Applicable to
   Common Shares                             96,266        108,867            78,450           78,635          63,542
Basic Earnings per Common Share                1.79           2.13              2.25             2.56            2.21
Diluted Earnings per Common Share              1.78           2.13              2.25             2.54            2.19

Balance Sheet Data:
Total Assets                              2,431,153      2,394,852         2,464,795        1,352,327         937,442
Debt Obligations                          1,057,752      1,158,928         1,179,507          709,045         452,858
Stockholders' Equity                      1,246,724      1,139,283         1,195,662          591,134         438,747

Other Data:
Basic Funds From Operations (1)             179,375        171,344           114,520           96,255          83,442
Cash Flows From Operating
  Activities                                200,848        205,511           124,117          112,311          87,544
Cash Flows Provided By (Used In)
  Investing Activities                     (118,163)        63,714          (230,460)        (417,524)       (205,238)
Cash Flows Provided By (Used In)
  Financing Activities                     (132,900)      (218,298)          109,535          305,633         118,967
Dividends Paid                              190,123        175,079           106,177           89,210          71,926
Dividends Paid Per Common Share                3.10           2.94              2.78             2.62            2.46
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


                                                        2001           2000
                                                    (Revised)(2)   (Revised)(2)      1999         1998        1997
                                                    -----------------------------------------------------------------
Net Income Applicable to Common Shares                 $ 96,266      $108,867     $ 78,450     $ 78,635      $63,542
Real Estate Depreciation                                 70,458        69,839       44,789       29,577       22,667
Impairment Losses Related to Depreciable Property        13,640         2,751          ---          ---          ---
Joint Venture Adjustments                                   243         1,917        1,584        2,096         (720)
Gain on Sale of Real Estate Properties                   (1,232)      (11,756)     (10,303)     (14,053)      (2,047)
Gain on Extinguishment of Debt                              ---          (274)         ---          ---          ---
                                                    -----------------------------------------------------------------
                                                       $179,375      $171,344     $114,520     $ 96,255      $83,442
                                                    =================================================================

(2) Our consolidated statements of income and consolidated statements of cash flows have been revised from those originally reported to separately reflect the impairment losses related to depreciable property of $13,640,000 and $2,751,000 for the years ended December 31, 2001 and 2000, respectively. The impairment losses related to depreciable property were previously included in the Real Estate Depreciation. The revision had no impact on our consolidated balance sheets or statements of stockholders' equity. The revision had no impact on the net revenues, operating income, net income or net income per share of common stock for the years ended December 31, 2001 and 2000.

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

Revision of Consolidated Statements of Income and Statements of Cash Flows

     Our consolidated statements of income and consolidated statements of cash flows have been revised from those originally reported to separately reflect the impairment losses related to depreciable property of $13,640,000 and $2,751,000 for the years ended December 31, 2001 and 2000, respectively. The losses arose from the write down to fair value less costs to sell of 13 facilities during 2001 and four facilities during 2000 that will be or have been sold. (See Note 3 to the Consolidated Financial Statements.) The impairment losses related to depreciable property were previously included in Real Estate Depreciation. The revision had no impact on our consolidated balance sheets or statements of stockholders' equity. The revision had no impact on the net revenues, operating income, net income or net income per share of common stock for the years ended December 31, 2001 and 2000.

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

Results of Operations

Year Ended December 31, 2001 Vs. Year Ended December 31, 2000

     Net Income applicable to common shares for the year ended December 31, 2001 totaled $96,266,000 or $1.78 per share on a diluted basis on revenue of $332,460,000. This compares to Net Income applicable to common shares of $108,867,000 or $2.13 per share on a diluted basis on revenue of $329,807,000 for the corresponding period in 2000. Included in Net Income applicable to common shares and earnings per share on a diluted basis for the year ended December 31, 2001 is the net effect of a write-down of $13,640,000, or $0.25 per share, to fair market value less costs to sell (see Note 3 to the Consolidated Financial Statements) of 13 facilities to be sold offset by a net Gain on Sale of Real Estate Properties of $1,232,000, or $0.02 per share. Net Income applicable to common shares and earnings per share on a diluted basis for the year ended December 31, 2000 includes the net effect of a write-down of $2,751,000, or $0.05 per share, to fair market value less costs to sell of four facilities to be sold and a net Gain on Sale of Real Estate Properties of $11,756,000, or $0.23 per share. In addition, Net Income applicable to common shares for the year ended December 31, 2000, includes a $2,000,000 or $0.04 per share one-time charge as a result of an equity investment write-off.

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

     Interest Expense for the year ended December 31, 2001 decreased 9.5% or $8,258,000 to $78,489,000. The decrease is primarily the result of lower balances and interest rates on short-term bank loans all described in more detail within the "Liquidity and Capital Resources" section. The Real Estate Depreciation increased by $619,000 to $70,458,000 for the year ended December 31, 2001 as a result of 2001 acquisitions.

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

Year Ended December 31, 2000 Vs. Year Ended December 31, 1999

     Net Income applicable to common shares for the year ended December 31, 2000 totaled $108,867,000 or $2.13 per share on a diluted basis on revenue of $329,807,000. This compares to Net Income applicable to common shares of $78,450,000 or $2.25 per share on a diluted basis on revenue of $224,793,000 for the corresponding period in 1999. Included in Net Income applicable to common shares and earnings per share on a diluted basis for the years ended December 31, 2000 and 1999 is a Gain on Sale of Real Estate Properties of $11,756,000, or $0.23 per share, and $10,303,000, or $0.27 per share, respectively. In addition, Net Income applicable to common shares for the year ended December 31, 2000 includes a $2,000,000 or $0.04 per share one-time charge as a result of an equity investment write-off. Also included is a $2,751,000 or $0.05 per share one-time charge as a result of the write-down to fair value less costs to sell of four physician clinics to be sold (see Note 3 to the Consolidated Financial Statements). The increase in Net Income applicable to common shares is primarily the result of 1999 acquisition activity, most of which is attributable to the acquisition of AHE's portfolio.

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

     Interest Expense for the year ended December 31, 2000 increased 48.4% or $28,289,000 to $86,747,000. The increase is primarily the result of an increase in borrowings used to fund the acquisitions made during 1999 and the interest related to the debt assumed in the merger with AHE all described in more detail within the "Liquidity and Capital Resources" section. The increase in Real Estate Depreciation of 55.9% or $25,050,000 to $69,839,000 for the year ended December 31, 2000 is the direct result of the new investments made during 1999 including the merger with AHE.

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

Dated: June 6, 2002

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

                      HEALTH CARE PROPERTY INVESTORS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                (Amounts in thousands, except per share amounts)

                                                                    Year Ended December 31,
                                                        -------------------------------------------------
                                                             2001              2000
                                                          (Revised)         (Revised)            1999
                                                        --------------    -------------    --------------
REVENUE

Rental Income, Triple Net Leases                         $  226,510        $  227,012       $  143,848
Rental Income, Managed Properties                            84,092            79,818           55,722
Interest and Other Income                                    21,858            22,977           25,223
                                                        --------------    -------------    --------------
                                                            332,460           329,807          224,793
                                                        --------------    -------------    --------------

EXPENSES

Interest Expense                                             78,489            86,747           58,458
Real Estate Depreciation                                     70,458            69,839           44,789
Managed Properties Operating Expenses                        30,105            27,738           18,240
General and Administrative Expenses                          13,239            13,266           11,908
Impairment Losses Related to Depreciable Property            13,640             2,751              ---
Impairment of Equity Investment                                 ---             2,000              ---
                                                        --------------    -------------    --------------
                                                            205,931           202,341          133,395
                                                        --------------    -------------    --------------

INCOME FROM OPERATIONS                                      126,529           127,466           91,398
Minority Interests                                           (6,595)           (5,729)          (5,476)
Gain on Sale of Real Estate Properties, Net                   1,232            11,756           10,303
                                                        --------------    -------------    --------------

NET INCOME BEFORE EXTRAORDINARY ITEMS                       121,166           133,493           96,225
Extraordinary Item-Gain on Extinguishment of Debt               ---               274              ---
                                                        --------------    -------------    --------------

NET INCOME                                                  121,166           133,767           96,225
Dividends to Preferred Stockholders                          24,900            24,900           17,775
                                                        --------------    -------------    --------------

NET INCOME APPLICABLE TO COMMON SHARES                   $   96,266        $  108,867       $   78,450
                                                        ==============    =============    ==============

BASIC EARNINGS PER COMMON SHARE                          $     1.79        $     2.13       $     2.25
                                                        ==============    =============    ==============

DILUTED EARNINGS PER COMMON SHARE                        $     1.78        $     2.13       $     2.25
                                                        ==============    =============    ==============

WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC)                  53,879            51,057           34,792
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

                      HEALTH CARE PROPERTY INVESTORS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          (Dollar amounts in thousands)

                                                                                        Year Ended December 31,

                                                                                  2001              2000
                                                                                (Revised)        (Revised)          1999
                                                                             -------------     -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                   $   121,166       $   133,767      $    96,225
Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating Activities:
   Real Estate Depreciation                                                       70,458            69,839           44,789
   Impairment Losses Related to Depreciable Property                              13,640             2,751              ---
   Non Cash Charges                                                                4,282             4,028            3,071
   Joint Venture Adjustments                                                         243             1,917            1,584
   Gain on Sale of Real Estate Properties                                         (1,232)          (11,756)         (10,303)
   Gain on Extinguishment of Debt                                                    ---              (274)             ---
Changes in:
   Operating Assets                                                               (3,686)           (1,036)          (5,866)
   Operating Liabilities                                                          (4,023)            6,275           (5,383)
                                                                             -------------     -------------    -------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                        200,848           205,511          124,117
                                                                             -------------     -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Real Estate                                                      (155,329)          (21,558)        (160,681)
Acquisition of American Health Properties, Net Cash Expended                         ---               ---          (80,071)
Proceeds from Sale of Real Estate Properties                                      29,303            81,022           46,098
Other Investments and Loans                                                        7,863             4,250          (35,806)
                                                                             -------------     -------------    -------------

NET CASH (USED IN)/ PROVIDED BY INVESTING ACTIVITIES                            (118,163)           63,714         (230,460)
                                                                             -------------     -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Change in Bank Notes Payable                                                 (96,000)          (11,000)         127,500
Repayment of Senior Notes                                                        (14,000)          (10,000)         (15,000)
Issuance of Senior Notes                                                             ---            24,865           62,000
Issuance of Secured Debt                                                             ---            83,000              ---
Cash Proceeds from Issuing Common Stock                                          176,310             1,438           31,969
Increase/(Decrease) in Minority Interests                                            546              (522)          17,182
Periodic and Final Payments on Mortgages                                         (10,416)           (3,815)          (2,889)
Repurchase of Common and Preferred Stock                                             ---           (17,819)          (2,333)
Repurchase of Convertible Subordinated Notes Payable                                 ---           (99,651)             ---
Dividends Paid                                                                  (190,123)         (175,079)        (106,177)
Other Financing Activities                                                           783            (9,715)          (2,717)
                                                                             -------------     -------------    -------------

NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES                             (132,900)         (218,298)         109,535
                                                                             -------------     -------------    -------------

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS                             (50,215)           50,927            3,192

Cash and Cash Equivalents, Beginning of Period                                    58,623             7,696            4,504
                                                                             -------------     -------------    -------------

Cash and Cash Equivalents, End of Period                                     $     8,408       $     58,623     $      7,696
                                                                             =============     =============    =============

ADDITIONAL CASH FLOW DISCLOSURES:
Interest Paid, Net of Capitalized Interest                                   $     80,160      $     85,907     $    55,127
                                                                             =============     =============    =============

Capitalized Interest                                                         $        243      $        514     $     1,223
                                                                             =============     =============    =============

Mortgages Assumed on Acquired Properties exclusive of AHE Merger             $     18,569      $                $    42,896
                                                                             =============     =============    =============

Equity Issued in Acquisition of Properties exclusive of AHE Merger           $     30,730      $       ---      $       969
                                                                             =============     =============    =============

Equity Issued in AHE Merger                                                  $       ---       $       ---      $   585,154
                                                                             =============     =============    =============

Fair Value of AHE Assets Acquired                                            $       ---       $       ---      $   967,181
                                                                             =============     =============    =============

Liabilities Assumed in AHE Acquisition                                       $       ---       $       ---      $   298,911
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

Revision of Consolidated Statements of Income and Statements of Cash Flows

     Our consolidated statements of income and consolidated statements of cash flows have been revised from those originally reported to separately reflect the impairment losses related to depreciable property of $13,640,000 and $2,751,000 for the years ended December 31, 2001 and 2000, respectively. The losses arose from the write down to fair value less costs to sell of 13 facilities during 2001 and four facilities during 2000 that will be or have been sold. (See Note 3 to the Consolidated Financial Statements.) The impairment losses related to depreciable property were previously included in Real Estate Depreciation. The revision had no impact on our consolidated balance sheets or statements of stockholders' equity. The revision had no impact on the net revenues, operating income, net income or net income per share of common stock for the years ended December 31, 2001 and 2000.

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

Dispositions:

     During 2001 we sold 13 facilities resulting in a net gain of $1,232,000. During 2000 we sold 15 facilities and two land parcels, resulting in a net gain of $11,756,000. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," we wrote down to fair value less costs to sell 13 facilities during 2001 and four facilities during 2000 that will be or have been sold. The resulting impairment losses related to depreciable property were $13,640,000 and $2,751,000 for the years ended December 31, 2001 and 2000, respectively. The 2001 impairment loss on depreciable property includes $7,360,000 pertaining to assets sold or leased by December 31, 2001.

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

     Below are summaries of the calculation of FFO for the years ended December 31, 2001, 2000 and 1999 (all amounts in thousands):

                                                   2001             2000             1999
                                                ------------    -------------   ---------------
Net Income Applicable to Common Shares           $  96,266        $108,867        $ 78,450
Real Estate Depreciation and Amortization           70,458          69,839          44,789
Impairment losses related to depreciable properly   13,640           2,751             ---
Joint Venture Adjustments                              243           1,917           1,584
Gain on Sale of Real Estate Properties              (1,232)        (11,756)        (10,303)
Gain on Extinguishment of Debt                         ---            (274)            ---
                                                ------------    -------------   ---------------

Funds From Operations                             $179,375        $171,344        $114,520
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