Form 10-Q/A
period 2002-03-31
HEALTH CARE PROPERTY INVESTORS INC
filed 2002-06-06
CIK 765880

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A

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

     In accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," we wrote down to fair value less costs to sell three facilities to be sold. The resulting $977,000 charge is included in Loss on Real Estate Dispositions.

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

RESULTS OF OPERATIONS

     Net Income applicable to common shares for the quarter ended March 31, 2002 totaled $24,184,000, or $0.42 per diluted share of common stock on revenue of $80,769,000. This compares with Net Income applicable to common shares of $19,799,000, or $0.39 per diluted share of common stock on revenue of $76,590,000, for the quarter ended March 31, 2001. Included in diluted basis Net Income applicable to common shares is a net loss on real estate dispositions of $342,000, or $0.005 per diluted share of common stock for the quarter ended March 31, 2002 and a write-down to fair market value less costs to sell of $977,000, or $0.015 per diluted share of three facilities to be sold. Included in diluted basis Net Income applicable to common shares for the quarter ended March 31, 2001 is a net loss on real estate dispositions of $774,000, or $0.02 per diluted share of common stock and a write-down to fair market value less costs to sell of $1,600,000, or $0.03 per diluted share of common stock of a facility to be sold. Also included in diluted basis Net Income applicable to common shares for 2002 and 2001 is the effect of the Securities and Exchange Commission's (SEC's) Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements," which delays the recognition of approximately $4,000,000 of cash receipts paid by tenants for additional rents from the first quarter to subsequent quarters each year.

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

     At March 31, 2002, stockholders' equity totaled $1,246,826,000 and our equity securities had a market value of $2,858,852,000. Total debt presently represents 29% and 48% of our total market and book capitalization, respectively. Our senior debt is rated BBB+/BBB+/Baa2 by Standard & Poor's, Fitch and Moody's, respectively, and has been rated medium investment grade continuously since 1986, when we first received a bond rating. For the three months ended March 31, 2002, earnings covered fixed charges and preferred stock dividends at a ratio of 2.1 to 1.00 and FFO (before interest expense) covered Interest Expense at a ratio of 3.5 to 1.00.

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

Date:  June 6, 2002              HEALTH CARE PROPERTY INVESTORS, INC.
                                     (REGISTRANT)


                                           /S/ James G. Reynolds
                                     -------------------------------------------
                                     James G. Reynolds
                                     Executive Vice President and
                                     Chief Financial Officer
                                     (Principal Financial Officer)