Form 10-Q
period 2002-06-30
HEALTH CARE PROPERTY INVESTORS INC
filed 2002-08-12
CIK 765880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

  For the quarterly period ended June 30, 2002.

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

  For the transition period from                          to

Commission file number 1-8895

HEALTH CARE PROPERTY INVESTORS, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation of organization)	33-0091377 (I.R.S. Employer Identification No.)

4675 MacArthur Court, Suite 900
Newport Beach, California 92660
(Address of principal executive offices)

(949) 221-0600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes  ☒  No  ☐

As of August 9, 2002 there were 58,277,021 shares of $1.00 par value common stock outstanding.

HEALTH CARE PROPERTY INVESTORS, INC.

HEALTH CARE PROPERTY INVESTORS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Real Estate Investments:
Buildings and Improvements	$2,427,951	$2,267,030
Accumulated Depreciation	(385,799)	(339,971)

	2,042,152	1,927,059
Construction in Progress	24,318	11,616
Land	267,517	255,881

	2,333,987	2,194,556
Loans Receivable	166,841	176,286
Investments in and Advances to Partnerships	20,886	21,750
Accounts Receivable	20,964	20,940
Other Assets	11,518	9,903
Cash and Cash Equivalents	8,916	8,408

Total Assets	$2,563,112	$2,431,843

LIABILITIES AND STOCKHOLDERS’ EQUITY
Bank Notes Payable	$101,400	$108,500
Senior Notes Payable	901,225	764,230
Mortgage Notes Payable	180,035	185,022
Accounts Payable, Accrued Expenses and Deferred Income	52,647	57,399
Minority Interests in Partnerships	13,309	13,767
Minority Interests in Convertible Operating Partnership Units	56,181	56,201
Stockholders’ Equity:
Preferred Stock	274,487	274,487
Common Stock	57,679	56,387
Additional Paid-In Capital	1,146,995	1,100,743
Other Equity	(10,531)	(7,948)
Cumulative Net Income	953,848	883,084
Cumulative Dividends	(1,164,163)	(1,060,029)

Total Stockholders’ Equity	1,258,315	1,246,724

Total Liabilities and Stockholders’ Equity	$2,563,112	$2,431,843

See accompanying Notes to Condensed Consolidated Financial Statements and Management’s
Discussion and Analysis of Financial Condition and Results of Operations.

HEALTH CARE PROPERTY INVESTORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenue
Rental Income, Triple Net Properties	$62,084	$58,217	$114,895	$109,692
Rental Income, Managed Properties	22,120	19,849	44,321	39,407
Interest and Other Income	5,055	5,348	10,564	10,663

	89,259	83,414	169,780	159,762

Expense
Interest Expense	18,219	19,553	35,755	40,549
Real Estate Depreciation	18,648	17,230	36,485	34,089
Managed Properties Operating Expenses	7,500	7,193	14,885	14,301
General and Administrative Expenses	4,477	3,509	8,676	6,765
Impairment Losses Related to Depreciable
Property	—	570	—	2,170

	48,844	48,055	95,801	97,874

Income From Operations	40,415	35,359	73,979	61,888
Minority Interests	(2,230)	(1,598)	(4,229)	(2,935)

Income Before Discontinued Operations	38,185	33,761	69,750	58,953
Discontinued Operations
Operating Income from Discontinued Operations	1,456	607	1,619	2,213
Gain/(Loss) on Real Estate Dispositions	714	532	(605)	(242)

	2,170	1,139	1,014	1,971

Net Income	40,355	34,900	70,764	60,924
Dividends to Preferred Stockholders	(6,225)	(6,225)	(12,450)	(12,450)

Net Income Applicable to Common Shares	$34,130	$28,675	$58,314	$48,474

Basic Earnings Per Common Share	$0.60	$0.54	$1.03	$0.93

Diluted Earnings Per Common Share	$0.59	$0.54	$1.01	$0.93

Weighted Average Shares Outstanding—Basic	57,319	53,162	57,030	52,069

Weighted Average Shares Outstanding—Diluted	57,626	53,389	57,286	52,258

See accompanying Notes to Condensed Consolidated Financial Statements and Management’s
Discussion and Analysis of Financial Condition and Results of Operations.

HEALTH CARE PROPERTY INVESTORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2002	2001
Cash Flows From Operating Activities:
Net Income	$70,764	$60,924
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Real Estate Depreciation	36,869	34,670
Non Cash Charges	2,555	2,132
Joint Venture Adjustments	272	(7)
Impairment Losses Related to Depreciable Property	—	2,170
Loss on Sale of Real Estate Properties	605	242
Changes in:
Operating Assets	(18)	(1,816)
Operating Liabilities	(5,685)	(3,090)

Net Cash Provided By Operating Activities	105,362	95,225

Cash Flows From Investing Activities:
Acquisition of Real Estate	(193,046)	(53,263)
Proceeds from the Sale of Real Estate Properties, Net	17,808	23,854
Other Investments and Loans	8,803	10,068

Net Cash Used In Investing Activities	(166,435)	(19,341)

Cash Flows From Financing Activities:
Net Change in Bank Notes Payable	(7,100)	(164,200)
Repayment of Senior Notes Payable	(111,000)	(1,000)
Issuance of Senior Notes	247,630	—
Cash Proceeds from Issuing Common Stock	43,013	139,537
Final and Periodic Payments on Mortgages	(4,987)	(2,417)
Dividends Paid	(104,134)	(90,510)
Other Financing Activities	(1,841)	214

Net Cash Provided by (Used In) Financing Activities	61,581	(118,376)

Net Increase (Decrease) In Cash And Cash Equivalents	508	(42,492)
Cash And Cash Equivalents, Beginning Of Period	8,408	58,623

Cash And Cash Equivalents, End Of Period	$8,916	$16,131

Capitalized Interest	$674	$—

See accompanying Notes to Condensed Consolidated Financial Statements and Management’s
Discussion and Analysis of Financial Condition and Results of Operations.

HEALTH CARE PROPERTY INVESTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002
(Unaudited)

(1)    SIGNIFICANT ACCOUNTING POLICIES

We, the management of Health Care Property Investors, Inc., believe that the unaudited financial information contained in this report reflects all adjustments that are necessary to state fairly the financial position, the results of operations, and the cash flows of the Company. Unless the context otherwise indicates, the Company or HCPI means Health Care Property Investors, Inc. and its affiliated subsidiaries and joint ventures. We both recommend and presume that users of this interim financial information read or have read or have access to the audited financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the preceding fiscal year ended December 31, 2001. Therefore, notes to the financial statements and other disclosures that would repeat the disclosures contained in our most recent annual report to security holders have been omitted. This interim financial information does not necessarily represent a full year’s operations for various reasons, including acquisitions and dispositions, changes in rents and interest rates, and the timing of debt and equity financings.

Revenue Recognition:

Revenue is recorded in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended. SAB 101 requires that revenue be recognized after four basic criteria are met. These four criteria include persuasive evidence of an arrangement, the rendering of service, fixed and determinable income and reasonably assured collectibility. If the collectibility of revenue is determined incorrectly, the amount and timing of our reported revenue could be significantly affected.

Allowance For Doubtful Accounts:

Rental revenue from our tenants is our principal source of revenue. We monitor the liquidity and creditworthiness of our lessees and other tenants on an on-going basis. Based on these reviews, we have established provisions, and maintain an allowance for doubtful accounts for estimated losses resulting from the possible inability of our tenants to make required rent payments. An allowance for doubtful accounts is recorded during each period and is recorded against rental revenue in our consolidated statements of operations. The total amount of the allowance for doubtful accounts, which represents the cumulative allowances less write-offs of uncollectible rent, is recorded against tenant and other receivables on our consolidated balance sheets. If we incorrectly estimate the required allowances for doubtful accounts, our financial condition and results of operations could be significantly affected.

Depreciation and Useful Lives of Assets:

We compute depreciation on our properties using the straight-line method based on an estimated useful life ranging up to 45 years. A significant portion of the acquisition cost of each property is allocated to building (usually approximately 90%). The allocation of the acquisition cost to building and the determination of the useful life of a property are based on appraisals commissioned from independent real estate appraisal firms. If we do not allocate appropriately to the building or incorrectly estimate the useful life of our properties, the computation of depreciation will not appropriately reflect the allocation of our capital expenditures over future periods.

Impairment of Long-Lived Assets:

We periodically review long-lived assets (primarily real estate, investments in unconsolidated joint ventures and notes receivable) for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of the fair value of the investment involves significant judgment. This judgment is based on analysis of the future operating results or projected rents for each long-lived asset. Our ability to accurately predict future cash flows may impact the determination of fair value.

In the event that a decline in fair value of a long-lived asset occurs, we may be required to make a determination as to whether the decline in fair value is other than temporary. Our assessment as to the nature of a decline in fair value is primarily based on estimates of expectations of future rents or future operating results, and our intent to hold the long-lived asset. If an investment is considered impaired and the decline in value is considered to be other than temporary, a write-down is recognized.

Discontinued Operations:

We have reclassified certain facilities operations as Discontinued Operations in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (Statement 144) which was issued in August 2001. Statement 144 established accounting and reporting standards requiring that long-lived assets to be disposed of be reported as Discontinued Operations if management has committed to a plan to sell the asset under usual and customary terms within one year of establishing the plan to sell. See Note 3 for the impact of Statement 144 on previously reported periods.

Stock Options:

As of January 1, 2002, we commenced recognizing compensation expense in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (Statement 123). The total charge related to the amortization of 2002 stock options for the six months ended June 30, 2002 has been included in General and Administrative Expense in the second quarter of 2002. The implementation of Statement 123 is prospective and therefore 2001 operating results have not been impacted. We use the Black Scholes model for calculating stock option expense. This model requires us to make certain estimates including stock volatility, discount rate and the termination discount factor. If we incorrectly estimate these variables, our results of operations could be affected.

Derivatives and Hedging:

Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (Statement 133) established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. Additionally, changes in the derivative’s fair value are recognized as comprehensive income if specific hedge accounting criteria are met. If these criteria are not met, changes in the fair value are to be included in earnings. See Note 5 for the impact of agreements requiring the application of Statement 133.

Reclassifications:

We have made reclassifications, where necessary, for comparative financial statement presentations.

(2)    REAL ESTATE INVESTMENTS

As of June 30, 2002, our portfolio of properties, including equity investments, consisted of 432 facilities located in 42 states. These facilities are comprised of 181 long-term care facilities, 89 assisted living facilities, 84 medical office buildings, 37 physician group practice clinics, 21 acute care hospitals, nine freestanding rehabilitation facilities, six health care laboratory and biotech research facilities and five retirement living communities. Our gross undepreciated investment in these properties, which includes joint ventures, was approximately $2,905,198,000 at June 30, 2002.

Acquisitions:

During the six months ended June 30, 2002, we acquired 17 properties for an aggregate purchase price of $175,000,000. These properties have an average annual lease rate of 10.72%. The properties consist of nine long-term care facilities, four assisted living facilities, two retirement living communities and two medical office buildings.

Construction:

During the first six months of the year, construction continued on two new facilities, a $28,000,000 acute care hospital and medical office building in Idaho Falls of which $13,757,000 has been incurred to date and a $12,300,000 health care research facility of which $7,843,000 has been incurred to date.

Dispositions:

In accordance with Statement of Financial Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” we wrote down three facilities to be sold to fair value less costs to sell. The resulting $1,307,000 loss is included in Gain/(Loss) on Real Estate Dispositions and offsets the $702,000 gain on five facilities that were sold. The net loss on real estate dispositions for the six months ended June 30, 2002 was $605,000.

(3)    DISCONTINUED OPERATIONS

Statement 144 requires that the operating results generated on long-lived assets to be disposed of be reclassified as Discontinued Operations. The reclassification has no impact on Net Income, FFO or per share amounts.

When we have committed to a plan to sell the asset under usual and customary terms within one year of establishing the plan to sell, the financial results for all periods presented are reclassified as Discontinued Operations. The following illustrates the net reclassification impact of Statement 144 on previously issued financial statements as a result of classifying facilities as Discontinued Operations during the second quarter of 2002.

Increase/(Decrease) in Income From Operations:

	Quarter Ended March 31, 2002	Quarter Ended June 30, 2001	Six Months Ended June 30, 2001
Rental Income, Triple Net Properties	$—	$(741)	$(2,468)
Rental Income, Managed Properties	(246)	(295)	(581)
Interest and Other Income	(2)	—	(4)

	(248)	(1,036)	(3,053)

Interest Expense	—	—	—
Real Estate Depreciation	97	301	581
Managed Properties Operating Expenses	90	128	259
General and Administrative Expenses	—	—	—

	187	429	840

Discontinued Operations	$(61)	$(607)	$(2,213)

At June 30, 2002, we had 11 facilities classified as Discontinued Operations. Included in Discontinued Operations is operating income from these 11 facilities of $1,456,000 and $607,000 for the three months ended June 30, 2002 and 2001 and $1,619,000 and $2,213,000 for the six months ended June 30, 2002 and 2001. Of these 11 facilities, six with a net book value of $7,200,000 had not yet been sold as of June 30, 2002.

(4)    OPERATORS

At June 30, 2002, we had approximately 97 health care operators and approximately 650 leases in the Managed Portfolio.

Major Operators:

Listed below are our major operators, which represent three percent or more of our annualized revenue, the annualized revenue in properties operated by those operators, and the percentage of total annualized revenue from these operators as of June 30, 2002. Annualized revenue is the expected rental income from leased properties, interest income from mortgage properties and net operating income (NOI) on Managed Portfolio properties over the next twelve months. Amounts incorporate expected sales, mortgage payoffs, lease renewals or rent resets based on our best estimates. All of the companies listed below (with the exception of Centennial Healthcare Corp.) are publicly traded companies and are subject to the informational filing requirements of the Securities and Exchange Act of 1934, as amended, and accordingly file periodic financial statements on Form 10-K and Form 10-Q with the Securities and Exchange Commission.

	Annualized Revenue	Percentage
	(Dollar amounts in 000s)
Tenet Healthcare Corporation (THC)	$56,468	17%
HealthSouth Corporation (HRC)	17,027	5%
Kindred Healthcare, Inc. (KIND)	16,129	5%
Emeritus Corporation (ESC)	15,634	5%
HCA Inc. (HCA)	14,527	5%
Beverly Enterprises (BEV)	11,935	4%
Centennial Healthcare Corp.	10,594	3%

	$142,314	44%

Managed Property Operations:

As of June 30, 2002, we had 98 owned properties—65 medical office buildings (“MOBs”), six healthcare laboratory and biotech research facilities and 27 physician group practice clinics with triple net, gross and modified gross leases with multiple tenants that are managed by independent property management companies on our behalf (“Managed Portfolio”). These facilities are consolidated since they are either fully or majority owned and controlled by the Company or our subsidiaries. Rents and operating income attributable to these properties are included in Rental Income, Managed Properties in our financial statements. Expenses related to the operation of these facilities are recorded as Operating Expenses, Managed Properties.

(5)    NOTES PAYABLE

On June 25, 2002, we issued $250,000,000 of 6.45% coupon (6.74% effective rate after including related costs) Senior Notes due 2012. Interest on these notes is payable semi-annually in June and December.

During the six months ended June 30, 2002, we paid off $111,000,000 of maturing long-term debt with an average interest rate of 7.24%.

Derivatives and Hedging:

During 1999, we entered into a $25,000,000 swap contract through which the variable interest rate on a senior note was fixed until its February 2004 maturity. We have reflected the change in the fair market value of this instrument of $77,000 as of June 30, 2002 as an accumulated comprehensive loss, which is recorded under Other Equity. If the note is held to maturity as planned, the unrealized loss will not be incurred.

(6)    ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	June 30, 2002	December 31, 2001
	(Amounts in thousands)
Rent and Interest Receivable	$26,285	$25,900
Allowance for Doubtful Accounts	(5,321)	(4,960)

Accounts Receivable, Net	$20,964	$20,940

(7)    STOCKHOLDERS’ EQUITY

The following table provides a summary of the activity for the Stockholders’ Equity account for the six months ended June 30, 2002 (amounts in thousands):

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Par Value Amount	Additional Paid-In Capital	Cumulative Net Income	Cumulative Dividends	Other Equity	Total Stockholders’ Equity
Balances, December 31, 2001	11,722	$274,487	56,387	$56,387	$1,100,743	$883,084	$(1,060,029)	$(7,948)	$1,246,724
Stock Options Exercised			209	209	5,702				5,911
Stock Grants Issued			96	96	3,433				3,529
Stock Options Granted (See Note 1)					154				154
Common Stock Issued			987	987	36,963				37,950
Net Income						70,764			70,764
Dividends Paid—Preferred Shares							(12,450)		(12,450)
Dividends Paid—Common Shares							(91,684)		(91,684)
Deferred Compensation								(2,387)	(2,387)
Notes receivable From Officers								(119)	(119)
Accumulated Comprehensive Loss								(77)	(77)

Balances, June 30, 2002	11,722	$274,487	57,679	$57,679	$1,146,995	$953,848	$(1,164,163)	$(10,531)	$1,258,315

	June 30, 2002	December 31, 2001
	(Amounts in thousands)
Unamortized Balance on Deferred Compensation	$6,766	$4,379
Notes Receivable From Officers and Directors for Purchase of Common Stock	2,548	2,429
Accumulated Comprehensive Loss (See Note 5)	1,217	1,140

Total Other Equity	$10,531	$7,948

Accumulated comprehensive loss is a reduction to net income in calculating comprehensive income. Comprehensive income is the change in equity from non-owner sources. Our comprehensive income reflects the change in the fair market value of our interest rate swap (see Note 5). Comprehensive income for the six months ended June 30, 2002 and 2001 was $70,687,000 and $60,924,000, respectively.

Stock Options Granted

As of January 1, 2002, we commenced recognizing compensation expense in accordance with Statement 123. Stock option expense represents the amount of amortized compensation costs related to 2002 stock options awarded to employees. The charge of $154,000 has been included in General and Administrative Expense. Previously, we had accounted for all stock options under Accounting Principles Board Opinion 25 (APB 25), “Accounting for Stock Issued to Employees”, which is permitted under Statement 123. Had compensation expense for stock options been determined with rules set out in Statement 123 since the effective date, our Net Income and Basic Earnings Per Common Share would have been lower by approximately $234,000 and $0.004 per basic share and $319,000 and $0.006 per basic share for the six months ended June 30, 2002 and 2001, respectively.

(8)    OPERATING PARTNERSHIP UNITS

As of June 30, 2002, there were a total of 1,638,969 non-managing member units outstanding in three limited liability companies of which we are the managing member: HCPI/Utah, LLC, HCPI/Utah II, LLC and HCPI/Indiana, LLC. These non-managing member units are convertible into our common stock on a one-for-one basis.

(9)    EARNINGS PER COMMON SHARE

We compute earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” Basic earnings per common share is computed by dividing Net Income applicable to common shares by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share are calculated including the effect of dilutive securities. Options to purchase shares of common stock that have an exercise price in excess of the average market price of the common stock during the period are not included because they are not dilutive.

	For the Three Months Ended June 30, 2002			For the Six Months Ended June 30, 2002
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(All amounts in thousands, except per share amounts)
Basic Earnings Per Common Share:
Net Income Applicable to Common Shares	$34,130	57,319	$0.60	$58,314	57,030	$1.03
Dilutive Options	—	307		—	256

Diluted Earnings Per Common Share:
Net Income Applicable to Common Shares	$34,130	57,626	$0.59	$58,314	57,286	$1.01

	For the Three Months Ended June 30, 2001			For the Six Months Ended June 30, 2001
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic Earnings Per Common Share:
Net Income Applicable to Common Shares	$28,675	53,162	$0.54	$48,474	52,069	$0.93
Dilutive Options	—	227		—	189

Diluted Earnings Per Common Share:
Net Income Applicable to Common Shares	$28,675	53,389	$0.54	$48,474	52,258	$0.93

(10)    FUNDS FROM OPERATIONS

We are required to report information about operations on the bases that we use internally to measure performance under Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

We believe that Funds From Operations (“FFO”) is the most important supplemental measure of operating performance for a real estate investment trust. Because the historical cost accounting convention used for real estate assets requires straight-line depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen and fallen with market conditions, presentations of operating results for a real estate investment trust that use historical cost accounting for depreciation could be less informative. The term FFO was designed by the real estate investment trust industry to address this problem.

We adopted the definition of FFO prescribed by the National Association of Real Estate Investment Trusts (“NAREIT”). FFO is defined as Net Income applicable to common shares (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property, and extraordinary items, plus real estate depreciation and real estate related amortization, discontinued operations, impairment losses related to depreciable property and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis.

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

Below are summaries of the calculation of our FFO (all amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net Income Applicable to Common Shares	$34,130	$28,675	$58,314	$48,474
Real Estate Depreciation	18,648	17,230	36,485	34,089
Impairment Losses Related to Depreciable Property	—	570	—	2,170
(Gain)/Loss and Depreciation on Real Estate Dispositions	(618)	(231)	989	823
Joint Venture Adjustments	(11)	(113)	272	(7)

Funds From Operations	$52,149	$46,131	$96,060	$85,549

(11)    COMMITMENTS

We have committed to acquire seven medical office buildings and one assisted living facility for $45,000,000. We have committed to fund additional development of facilities on existing properties of approximately $12,000,000, and are committed to fund $50,000,000 for construction of new health care facilities. We expect that a significant portion of these commitments will be funded; however, experience suggests that some committed transactions may not close for various reasons including unsatisfied closing conditions, competitive financing sources, final negotiation differences or the operator’s inability to obtain required internal or governmental approvals.

(12)    SUBSEQUENT EVENTS

On July 25, 2002, the Board of Directors declared a quarterly dividend of $0.82 per common share payable on August 20, 2002 to shareholders of record as of the close of business on August 5, 2002.

The Board of Directors also declared a cash dividend of $0.492188 per share on our series A cumulative preferred stock, $0.54375 per share on our series B cumulative preferred stock and $0.5375 per share on our series C cumulative preferred stock depositary shares. These dividends will be paid on September 30, 2002 to shareholders of record as of the close of business on September 16, 2002.

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

	June 30, 2002		December 31, 2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Amounts in thousands)
Mortgage Loans Receivable	$146,076	$142,355	$148,075	$143,319
Senior Notes and Mortgage Notes Payable	$1,081,261	$1,110,911	$949,252	$975,617

(14)    NEW PROUNCEMENTS

In April 2002, the FASB released Statement of Financial Accounting Standard No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (Statement 145), effective with fiscal years beginning after May 15, 2002. These rescinded Statements primarily relate to the extinguishment of debt and lease accounting. In June 2002, the FASB released Statement of Financial Accounting Standard No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” effective with fiscal years beginning after December 31, 2002 with early application encouraged. The effect of these two pronouncements on our financial statements is not expected to be material.

HEALTH CARE PROPERTY INVESTORS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

General

Health Care Property Investors, Inc., including our wholly-owned subsidiaries and affiliated joint ventures (HCPI), generally acquires health care facilities and leases them on a long-term basis to health care providers. We also lease medical office space to providers and physicians on a shorter term basis. On a more limited basis, we provide mortgage financing on health care facilities. As of June 30, 2002, our portfolio of properties, including equity investments, consisted of 432 facilities located in 42 states. These facilities are comprised of 181 long-term care facilities, 89 assisted living facilities, 84 medical office buildings, 37 physician group practice clinics, 21 acute care hospitals, nine freestanding rehabilitation facilities, six health care laboratory and biotech research facilities and five retirement living communities. Our gross undepreciated investment in these properties, which includes joint ventures, was approximately $2.9 billion at June 30, 2002.

For the six months ended June 30, 2002, we acquired 17 properties for an aggregate purchase price of $175,000,000. These properties have an average annual lease rate of 10.72%. The properties consist of nine long-term care facilities, four assisted living facilities, two retirement living communities and two medical office building. We financed the acquisitions primarily through the proceeds from the issuance of new debt and equity, from asset sales and the use of our line of credit.

Shortly after the end of the second quarter of 2002, we acquired two additional facilities for $13,000,000. As of June 30, 2002, we had written commitments to acquire or construct an additional $63,000,000 of health care real estate. Also during the second quarter of 2002, construction continued on two new facilities, a $28,000,000 acute care hospital and medical office building in Idaho Falls of which $13,757,000 has been incurred to date and a $12,300,000 health care research facility of which $7,843,000 has been incurred to date.

Application of Critical Accounting Policies

Revenue Recognition

Revenue is recorded in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended. SAB 101 requires that revenue be recognized after four basic criteria are met. These criteria are persuasive evidence of an arrangement, the rendering of service, fixed and determinable income and reasonably assured collectibility. If the collectibility of revenue is determined incorrectly, the amount and timing of our reported revenue could be significantly affected.

Allowance For Doubtful Accounts

Rental revenue from our tenants is our principal source of revenue. We monitor the liquidity and creditworthiness of our lessees and other tenants on an on-going basis. Based on these reviews, we have established provisions, and maintain an allowance for doubtful accounts for estimated losses resulting from the possible inability of our tenants to make required rent payments to us. An allowance for doubtful accounts is recorded during each period and is recorded against rental revenue in our consolidated statements of operations. The allowance for doubtful accounts, which represents the cumulative allowances less write-offs of uncollectible rent, is recorded against tenant and other receivables on our consolidated balance sheets. If we incorrectly estimate the required allowances for doubtful accounts, our financial condition and results of operations could be significantly affected.

Depreciation and Useful Lives of Assets

We compute depreciation on our properties using the straight-line method based on an estimated useful life ranging up to 45 years. A significant portion of the acquisition cost of each property is allocated to building (usually approximately 90%). The allocation of the acquisition cost to building and the determination of the useful life of a property are based on appraisals commissioned from independent real estate appraisal firms. If we do not allocate appropriately to the building or incorrectly estimate the useful life of our properties, the computation of depreciation will not appropriately reflect the allocation of our capital expenditures over future periods.

Impairment of Long-Lived Assets

We periodically review long-lived assets (primarily real estate, investments in unconsolidated joint ventures entities and notes receivable) for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of the fair value of the investment involves significant judgment. This judgment is based on analysis of the future operating results and resulting cash flows of each long-lived asset. Our ability to accurately predict future cash flows may impact the determination of fair value.

In the event that a decline in fair value of a long-lived asset occurs, we may be required to make a determination as to whether the decline in fair value is other than temporary. Our assessment as to the nature of a decline in fair value is primarily based on estimates of expectations of future rents or future operating results, and our intent to hold the long-lived asset. If an investment is considered impaired and the decline in value is considered to be other than temporary, a write-down is recognized.

Stock Options

As of January 1, 2002, we commenced recognizing compensation expense in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (Statement 123). The total charge related to the amortization of 2002 stock options for the six months ended June 30, 2002 has been included in General and Administrative Expense in the second quarter of 2002. The implementation of Statement 123 is prospective and therefore 2001 operating results have not been impacted. We use the Black Scholes model for calculating stock option expense. This model requires us to make certain estimates including stock volatility, discount rate and the termination discount factor. If we incorrectly estimate these variables, our results of operations could be affected.

Results of Operations

Net Income applicable to common shares for the three and six months ended June 30, 2002 totaled $34,130,000 and $58,314,000 or $0.59 and $1.01 per diluted share of common stock on revenue of $89,259,000 and $169,780,000, respectively. This compares with Net Income applicable to common shares of $28,675,000 and $48,474,000 or $0.54 and $0.93 per diluted share of common stock on revenue of $83,414,000 and $159,762,000 respectively for the three and six months ended June 30, 2001.

Net Income applicable to common shares for the three months ended June 30, 2002 and June 30, 2001 includes a $714,000 (or $0.01 per diluted share of common stock) net gain on real estate dispositions and a $532,000 (or $0.01 per diluted share of common stock) net gain on real estate dispositions, respectively. Net Income applicable to common shares for the six months ended June 30, 2002 and June 30, 2001 includes a $605,000 (or $0.01 per diluted share of common stock) and a $242,000 (or $0.005 per diluted common share) net loss on real estate dispositions, respectively. Also included in Net Income applicable to common shares for the three and six months ended June 30, 2002 is a write-down to fair market value less costs to sell of $330,000 (or $0.005 per diluted share of common stock) of one facility to be sold and $1,307,000 (or $0.02 per diluted share of common stock) of three facilities to be sold, respectively. Included in diluted basis Net Income applicable to common shares for the three and six months ended June 30, 2001 is a write-down to fair market value less costs to sell of $570,000 (or $0.01 per diluted share of common stock) of one facility to be sold and $2,170,000 (or $0.04 per diluted share of common stock) of two facilities to be sold, respectively. Additionally, included in diluted basis Net Income applicable to common shares for 2002 and 2001 is the effect of the Securities and Exchange Commission’s (SEC’s) Staff Accounting Bulletin No. 101 (“SAB 101”) “Revenue Recognition in Financial Statements,” which delays the recognition of approximately $4,000,000 of cash receipts paid by tenants for additional rents from the first quarter to subsequent quarters each year.

Rental Income attributable to Triple Net Leases for the three and six months ended June 30, 2002 increased $3,867,000 and $5,203,000 to $62,084,000 and $114,895,000, respectively, as compared to the same period in the prior year. The increases are primarily the result of the positive impact of acquisitions made during 2001 and the first half of 2002 and positive rent growth offset by rent reductions on certain properties (see discussion elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations) and dispositions made during 2001 and the first half of 2002.

Rental Income attributable to Managed Properties for the three and six months ended June 30, 2002 increased $2,271,000 and $4,914,000 to $22,120,000 and $44,321,000, respectively, as compared to the same periods in the prior year. There was a related increase in Managed Properties Operating Expenses in the three and six months ended June 30, 2002 of $307,000 and $584,000 to $7,500,000 and $14,885,000, respectively compared to the same periods of 2001. Net operating income on Managed Properties for the three and six months ended June 30, 2002 increased $1,964,000 and $4,330,000, respectively, as compared to the same periods in the prior year. These increases were generated primarily from 2001 acquisition activity.

Interest and Other Income for the three and six months ended June 30, 2002 decreased $293,000 and $99,000 to $5,055,000 and $10,564,000, respectively, as compared to the same period in the prior year primarily as a result of the pay off of two loans early in 2002.

Interest Expense for the three months and six months ended June 30, 2002 decreased $1,334,000 and $4,794,000 to $18,219,000 and $40,549,000, respectively, as compared to the same periods in the prior year. The decreases are primarily the result of lower interest rates on short-term bank loans as well as the refinancing at lower rates of maturing senior debt. The increase in General and Administrative Expenses for the three months ended June 30, 2002 includes a $400,000 write-down of a working capital loan to an operator as well as $215,000 in property taxes paid on behalf of troubled operators and vacant facilities. The increase in General and Administrative Expenses for the six months ended June 30, 2002 includes an additional $263,000 in property taxes paid on behalf of troubled operators and vacant facilities. Real Estate Depreciation for the three and six months ended June 30, 2002 increased $1,418,000 and $2,396,000 to $18,648,000 and $36,485,000, respectively, compared to the same periods in 2001. These increases resulted from depreciation on the properties acquired during the last six months of 2001 and the first six months of 2002.

We believe that Funds From Operations (FFO) is the most important supplemental measure of operating performance for a real estate investment trust. (See Note 10 to the Condensed Consolidated Financial Statements). FFO for the three months ended June 30, 2002 increased $6,018,000 to $52,149,000 as compared to the same period in the prior year. The increase is primarily due to the positive impact of our acquisitions made during 2001 and the first half of 2002 and a decrease in Interest Expense offset by dispositions made during 2001.

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

Liquidity and Capital Resources

We have financed investments through the sale of common and preferred stock, issuance of long-term debt, assumption of mortgage debt, the mortgaging of certain of our properties, use of short-term bank lines and use of internally generated cash flows. We have also raised cash through the disposition of assets in 2000, 2001 and 2002. Management believes that our liquidity and sources of capital are adequate to finance our operations for the foreseeable future, including through December 31, 2002. Future investments in additional facilities will be dependent on the availability of cost-effective sources of capital.

At June 30, 2002, stockholders’ equity totaled $1,258,315,000 and our equity securities had a market value of $2,838,437,000. Total debt presently represents 30% and 48% of our total market and book capitalization, respectively. Our senior debt is rated BBB+/BBB+/Baa2 by Standard & Poor’s, Fitch and Moody’s, respectively, and has been rated medium investment grade continuously since 1986, when we first received a bond rating. For the six months ended June 30, 2002, earnings covered fixed charges and preferred stock dividends at a ratio of 2.2 to 1.00 and FFO (before interest expense) covered Interest Expense at a ratio of 3.9 to 1.00.

Tabulated below is our debt maturity table by year and in the aggregate.

2002 (July-December)	$7,000,000
2003	145,000,000
2004	105,000,000
2005	247,000,000
2006	143,000,000
Thereafter	536,000,000

$1,183,000,000

On June 25, 2002, we issued $250,000,000 of 6.45% coupon (6.74% effective rate after including related costs) Senior Notes due 2012. Interest on these notes is payable semi-annually in June and December.

During the first six months of 2002, we paid off $111,000,000 of maturing long-term debt with an average interest rate of 7.24%. These payments were initially financed with funds available under our revolving lines of credit.

Revolving Lines of Credit

We have revolving lines of credit totaling $395,000,000. Of this amount, $188,000,000 will mature in November 2002, with the balance maturing in November 2003. As of June 30, 2002, we had $290,100,000 available under these lines of credit. Borrowings under the lines of credit averaged $274,000,000 for the quarter ended June 30, 2002 at a rate of 2.81%. In the second quarter of 2001, we had average borrowings of $93,000,000 at a rate of 5.55%.

Secured Debt

At June 30, 2002, we had a total of $180,035,000 in Mortgage Notes Payable secured by 36 health care facilities with a net book value of approximately $316,870,000. Interest rates on the Mortgage Notes ranged from 2.8% to 10.63% with an average rate of 8.0%.

Equity

During the six months ended June 30, 2002, we raised $36,844,000 under our Dividend Reinvestment and Stock Purchase Plan at an average price per share of $38.68.

As of June 30, 2002, there were a total of 1,638,969 non-managing member units outstanding in three limited liability companies of which we are the managing member: HCPI/Utah, LLC, HCPI/Utah II, LLC and HCPI/Indiana, LLC. These non-managing member units are convertible into our common stock on a one-for-one basis.

Shelf Registrations

On April 19, 2002, we filed a registration statement with the Securities and Exchange Commission for the registration of $975,000,000 of debt and equity securities that may be issued from time to time. As of July 2002, we have $725,000,000 available for future financing of debt and equity securities.

Letters of Credit

At June 30, 2002, we held approximately $8,198,000 in depository accounts and $45,880,000 in irrevocable letters of credit from commercial banks to secure a number of lessees’ lease obligations and borrowers’ loan obligations. We may draw upon the letters of credit or depository accounts if there are any defaults under the leases or loans. Amounts available under letters of credit could change based upon facility operating conditions and other factors and such changes may be material.

Facility Rollovers

As of June 30, 2002, we had eight facilities that are subject to lease expirations and mortgage maturities during the remainder of 2002. These facilities currently represent approximately 0.1% of annualized revenue. For the year ending December 31, 2003, we have 15 facilities, representing approximately 2.3% of annualized revenue, subject to lease expirations and mortgage maturities.

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

Combined summarized unaudited financial information of the joint ventures follows:

	June 30,	December 31,
	2002	2001
	(Amounts in thousands)
Total Assets	$37,470	$38,461

Total Liabilities and Partners’ Capital	$37,470	$38,461

	Six Months Ended June 30,
	2002	2001
Rental and Interest Income	$2,326	$2,093

Net Income (Loss)	$92	$(481)

Company’s Equity in Joint Venture Operations	$7	$89

Distributions to HCPI	$580	$389

As of June 30, 2002, we have guaranteed approximately $6.8 million on notes payable obligations for four of these joint ventures.

Supplementary Financial and Operating Information

Acute Care and Rehabilitation Hospitals

As of June, 2002, we derived 29% of our annualized revenue, or $95,000,000, from 21 acute care and nine rehabilitation hospitals. The hospital sector continues to post strong financial performance. The operating performance of our hospitals ranks in the top quartile of hospitals in the nation.

We have one hospital acquired as part of the American Health Properties acquisition which is located in West Valley City near Salt Lake City, Utah that has above-market rent. The facility has consistently performed well. Recently, we concluded an agreement to renew the lease from 2003 through 2017 at a rate commensurate with market conditions which will result in a reduction in earnings of approximately $2,000,000 per year beginning in July 2002. The agreement requires funding of approximately $10 million for capital additions for the facility over the next three years without an increase in rent resulting in an overall reduction in earnings of $2,800,000 per year when the capital additions are complete.

Long-Term Care and Assisted Living Operators

Twenty-seven percent of our annualized revenue as of June 30, 2002 was derived from the long-term care sector. Access to affordable liability insurance, and adequacy of Medicare and Medicaid reimbursements continue to be significant challenges for the long-term care industry. Although some states have improved Medicaid reimbursement, the economic slowdown has placed pressure on many state budgets, which could slow rate increases planned for 2002. Laws supporting certain Medicare reimbursements expire October 1, 2002 and are currently under review. Medicare rates could fall as much as 5% as a result.

On the positive side, occupancies and operations improved for many facilities. Several long-term care facility operators, including Kindred Health Care, Genesis Health Ventures, Sun Healthcare and Mariner Healthcare, four of our lessees, have successfully emerged from bankruptcy proceedings.

Within our long-term care portfolio the operations of 12 facilities in Oklahoma, four facilities in North Carolina, and 11 facilities in various other states have been negatively affected by reduced reimbursement and the performance and financial situation of the lessees. We are presently recording revenue of approximately $800,000 less in the second quarter of this year from these 27 properties than in the corresponding quarter in 2001. Management expects improved results from higher lease revenue or sales of some of these properties in the next 12 months. Leases are now in effect for 12 of these properties, five additional leases are to become effective upon operator licensure and new leases are being negotiated on an additional five facilities.

As of June 30, 2002, we derived 14% of our annualized revenue from the assisted living industry. This health care sector has been challenged by over-building, slow fill-up, rising insurance costs and higher operating costs associated with increased acuity of residents. Development of new assisted living facilities has slowed significantly and occupancy rates and bottom line performance are improving, albeit slower than operators had forecasted. Recently, several operators have been in the market for acquisitions of existing assisted living facilities, indicating a positive signal for the industry.

We own eight assisted living facilities currently leased to four operators whose operations have been negatively affected by their current market position. This has resulted in recording revenue of approximately $600,000 less in the second quarter of this year from these properties than in the same quarter in 2001. We have new leases in effect on two facilities with new operators and one facility being operated by a manager on our behalf. Management believes that there will be a significant improvement in the return on some of these facilities in the next 12 months.

Internal Growth

For the six months ended June 30, 2002, we had internal same facility rent growth, net of rent decreases, of approximately $281,000, or 0.3% of rents, in our Triple Net portfolio.

Managed Medical Office And Clinic Portfolio

Our 4,434,000 square foot managed medical office building, health care laboratory and biotech research facility and physician group practice clinic portfolio produced approximately 18% of our annualized revenue as of June 30, 2002. Occupancy for this portfolio remained at 91%.

Future Earnings and FFO Growth

During the six months ended June 30, 2002, we completed $175,000,000 in investments with an average return of 10.72%. As a result, we expect that earnings and FFO should improve for 2002 over 2001. However, our 2002 results will be dependent on execution of our $400,000,000 acquisition program, stable capital costs and an early resolution of customer reorganizations and bankruptcies. As market conditions continue to improve, we anticipate that we will deploy new capital in positive spread investments, thereby improving future growth rates.

Portfolio Overview:
(Dollar amounts in thousands, except per bed and per square foot data)

	Long Term Care Facilities (6)	Acute Care Hospitals	Medical Office Buildings	Assisted Living Facilities(6)	Rehabilitation Hospitals	Physician Group Practice Clinics	Healthcare Laboratory and Biotech Research	Retirement Living Communities	Portfolio Total	Percentage of Portfolio Total	Managed Portfolio (3)
Annualized Revenue by State(1)
California	$5,658	$28,758	$11,315	$5,420	$—	$4,459	$—	$—	$55,610	17.2%
Texas	3,950	6,899	10,809	10,810	1,753	1,598	—	3,265	39,084	12.1%
Indiana	19,279	—	6,824	1,495	—	—	—	—	27,598	8.6%
Florida	5,286	7,551	1,595	2,812	2,250	2,442	—	3,150	25,086	7.8%
Utah	509	6,208	11,694	—	—	—	4,872	—	23,283	7.2%
North Carolina	4,505	7,760	—	1,424	—	533	—	—	14,222	4.4%
Tennessee	10,840	—	1,310	9	—	1,370	—	—	13,529	4.2%
Other (35 States)	37,741	22,060	23,383	22,631	11,910	3,368	—	3,111	124,204	38.5%

Grand Total (42 States)	$87,768	$79,236	$66,930	$44,601	$15,913	$13,770	$4,872	$9,526	$322,616	100.0%	$59,392

Percentage of Total Revenue	27.2%	24.6%	20.7%	13.8%	4.9%	4.3%	1.5%	3.0%	100.0%		18.4%
Investment(2)	$696,391	$668,473	$697,837	$433,079	$113,977	$146,464	$57,628	$91,349	$2,905,198		$650,936
Return on Investments(5)	12.6%	12.1%	9.6%	10.3%	14.0%	9.4%	9.8%	10.4%	11.2%		—
Number of Properties	181	21	84	89	9	37	6	5	432		98
Vacant Properties	3	—	—	—	—	4	—	—	7		—
Number of Beds/Units	22,130	2,785	—	7,115	685	—	—	1,086	33,801		—
Number of Square Feet	6,657,000	2,939,000	4,829,000	5,006,000	708,000	1,036,000	432,000	1,059,000	22,666,000		4,434,000
Investment per Bed/Unit(4)	$31	$237	$—	$61	$166	$—	$—	$84			$—
Investment per Square Foot(4)	$105	$233	$145	$87	$161	$141	$132	$86			$147
Occupancy Data-Current Quarter(5)	81%	58%	—	79%	76%	—	—	84%
Occupancy Data-Prior Quarter(5)	81%	54%	—	79%	76%	—	—	85%			91%

(1)
Annualized Revenue is the expected rental income from leased properties, interest income from mortgage properties and net operating income (NOI) on Managed Portfolio properties over the next twelve months. Amounts incorporate expected sales, mortgage payoffs, lease renewals or rent resets based on the Company’s best estimates. Annualized amounts do not reflect the impact of the reclassification of discontinued operations in accordance with Statement 144.

(2)
Includes partnership and limited liability company investments and incorporates all partners’ and members’ assets and construction commitments as well as our investment in unconsolidated joint ventures. Construction in process and related land purchases total $24,318.

(3)	Includes managed Medical Office Buildings, Physician Group Practice Clinics, and Healthcare Laboratory and Biotech Research included in the preceding totals.
(4)	Excludes facilities under construction.
(5)	Excludes facilities under construction, newly completed facilities under start up, vacant facilities and facilities where the data is not available or not meaningful.
(6)
During the quarter, one assisted living facility was reclassified and combined with an already existing long-term care facility within the portfolio to properly reflect the tenant’s use and classification. The two buildings are on the same property and are leased together.

Portfolio by Operator/Tenant:
(Dollar amounts in thousands)

Operator/Tenant(1)	Annualized Revenue(2)	Percentage
Tenet Healthcare	$56,468	17.5%
HealthSouth Corporation	17,027	5.3%
Kindred Healthcare, Inc.	16,129	5.0%
Emeritus Corporation	15,634	4.9%
HCA Inc.	14,527	4.5%
Beverly Enterprises	11,935	3.7%
Centennial Healthcare	10,594	3.3%
Not-For-Profit Investment Grade Tenants	6,216	1.9%
Other Publicly Traded Operators or Guarantors(17 Operators)	48,784	15.1%
Other Non Public Operators and Tenants	125,302	38.8%

Grand Total	$322,616	100.0%

Operators at Risk:
(Dollar amounts in thousands)

Operator	Annual Rental Income to HCPI
Near Term Potential Future Rent Reduction from the Following Operators	$314

Percent of Annualized Revenue(2)	0.1%

Integrated Health Services	$1,702
Mariner Post Acute Network	1,276
Other Non Public Operators and Tenants	1,057

$4,035

Percent of Annualized Revenue(2)	1.3%

(1)	At June 30, 2002, the Company had approximately 97 health care operators and approximately 650 leases in the managed portfolio.
(2)
Annualized Revenue is the expected rental income from leased properties, interest income from mortgage properties and net operating income (NOI) on Managed Portfolio properties over the next twelve months. Amounts incorporate expected sales, mortgage payoffs, lease renewals or rent resets based on the Company’s best estimates. Annualized amounts do not reflect the impact of the reclassification of discontinued operations in accordance with Statement 144.

Renewal Information:
(Dollar amounts in thousands)

	Lease Expirations and Mortgage Maturities
Year	Annualized Revenue(1)(2)	Percentage
2002	$209	0.1%
2003	7,442	2.3%
2004(3)	59,419	18.4%
2005(3)	26,513	8.2%
2006	15,759	4.9%
Thereafter	213,274	66.1%

Grand Total	$322,616	100.0%

Same Store Growth:
(Dollar amounts in thousands)

Rent Growth on Comparable Facilities for the Six Months Ended June 30, 2002 vs. June 30, 2001

Triple Net Properties:
Number of Facilities	267
Revenue Increase	$281
Managed Properties:
Number of Facilities	84
Occupancy Percentage at June 30, 2002	89%
Occupancy Percentage Change from June 30, 2001	(1%)
Net Operating Income Increase	$808

(1)
Annualized Revenue is the expected rental income from leased properties, interest income from mortgage properties and net operating income (NOI) on Managed Portfolio properties over the next twelve months. Amounts incorporate expected sales, mortgage payoffs, lease renewals or rent resets based on the Company’s best estimates. Annualized amounts do not reflect the impact of the reclassification of discontinued operations in accordance with Statement 144.

(2)
This column includes the revenue impact by year and the total annualized rental and interest income associated with the properties subject to lease expiration, lessees’ renewal option and/or purchase options and mortgage maturities.

(3)	$43,819 and $10,383 for 2004 and 2005, respectively, of this revenue relates to eight hospitals leased to Tenet.

Lease up Statistics on New Assisted Living Facilities:
(Dollar amounts in thousands)

Occupancy	Facilities	Average Months in Operation	Annualized Rents	Percent of Annualized Revenue
0% – 50%	1	28.0	886	0.27%
50% – 70%	3	31.1	1,089	0.34%
70% – 90%	6	39.7	3,206.99%

				1.60%

Capital Expenditures:

	Three Months Ended June 30, 2002	Six Months Ended June 30, 2002
Acquisitions	$57,000	$175,000
Construction in Progress	$7,844	$12,702
Rentable Square footage Acquired(1)	410	1,401

Cash Flow Coverage:

	Current Quarter	Prior Quarter
Cash Flow Coverage Before Management Fees	2.7	2.6
Cash Flow Coverage After Management Fees	2.4	2.3

(1)	Excludes facilities under construction.

Cautionary Language Regarding Forward Looking Statements

Statements in this Quarterly Report that are not historical factual statements are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The statements include, among other things, statements regarding our intent, belief or expectations and can be identified by the use of terminology such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “should” and other comparable terms or the negative thereof. In addition, we, through our senior management, from time to time make forward looking oral and written public statements concerning our expected future operations and other developments. Readers are cautioned that, while forward looking statements reflect our good faith belief and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties. Actual results may differ materially from the expectations contained in the forward looking statements as a result of various factors. In addition to other factors set forth in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2001 and other documents we file with the Securities and Exchange Commission, readers should consider the following:

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

(f)  The financial weakness of operators in the long-term care and assisted living sectors, including the bankruptcies of certain of our tenants, which results in uncertainties in our ability to continue to realize the full benefit of such operators’ leases;

(g)  Changes in national or regional economic conditions, including changes in interest rates and the availability and cost of capital for the Company; and

(h)  The risk that we will not be able to sell or lease facilities that are currently vacant.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Disclosures about Market Risk

Our investments are financed by the sale of common stock, long-term debt, internally generated cash flows and short-term bank debt.

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

At June 30, 2002, we are exposed to market risks related to fluctuations in interest rates only on $4,408,000 of variable rate mortgage notes payable and $101,400,000 of variable rate bank debt out of our portfolio of real estate of $2,905,000,000.

Fluctuation in the interest rate environment will not affect our future earnings and cash flows on our fixed rate debt until that debt matures and must be replaced or refinanced. Interest rate changes will affect the fair value of the fixed rate instruments. Conversely, changes in interest rates on variable rate debt would change our future earnings and cash flows, but not affect the fair value on those instruments. Assuming a one percentage point increase in the interest rate related to the variable rate debt including the mortgage notes payable and the bank lines of credit, and assuming no change in the outstanding balance as of year end, interest expense for 2002 would increase by approximately $1,058,000.

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

	Maturity
	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value
	(Amounts in thousands, except percentages)
ASSETS
Mortgage Loans Receivable	$2,615				$40,985	$102,476	$146,076	$142,355
Weighted Average Interest Rate	8.45%				9.75%	10.55%	10.29%

LIABILITIES
Variable Rate Debt:

Bank Notes Payable		$101,400					$101,400	$101,400
Weighted Average Interest Rate		2.72%					2.72%

Mortgage Notes Payable	$118				$4,290		$4,408	$4,408
Weighted Average Interest Rate	3.28%				2.80%		2.81%

Fixed Rate Debt:
Senior Notes Payable	$5,000	$31,000	$92,000	$231,000	$135,000	$407,225	$901,225	$922,905
Weighted Average Interest Rate	7.41%	7.09%	7.78%	6.87%	6.73%	7.21%	7.12%

Mortgage Notes Payable	$345	$8,420	$9,705	$13,969		$143,189	$175,628	$183,598
Weighted Average Interest Rate	9.00%	8.52%	7.59%	8.77%		8.09%	8.14%

We do not believe that the future market rate risks related to the above securities will have a material impact on us or the results of our future operations. Readers are cautioned that most of the statements contained in the “Disclosures about Market Risk” paragraphs are forward looking and should be read in conjunction with the disclosures under the heading “Cautionary Language Regarding Forward Looking Statements” previously set forth.

New Pronouncements

See Note 1 to the Consolidated Financial Statements for a discussion of our implementation of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” and No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.

In April 2002, the FASB released Statement of Financial Accounting Standard No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (Statement 145), effective with fiscal years beginning after May 15, 2002. These Statements primarily relate to the extinguishment of debt and lease accounting. In June 2002, the FASB released Statement of Financial Accounting Standard No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” effective with fiscal years beginning after December 31, 2002 with early application encouraged. The effect of these two pronouncements on our financial statements is not expected to be material.

PART II.    OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

The Company held its annual stockholders meeting on May 14, 2002. The following matters were voted upon at the meeting:

1.    Election of Directors:

Name of Director Elected	Votes Cast For	Against or Withheld
Kenneth B. Roath	52,006,644	350,219
Warren E. Spieker, Jr.	52,017,126	339,736

Name of Each Other Director Whose Term of Office as Director Continued After the Meeting
Paul V. Colony
Robert R. Fanning, Jr.
Michael D. McKee
Harold M. Messmer
Peter L. Rhein

Item 6.     Exhibits and Reports on Form 8-K

a)    Exhibits:

3.1	Articles of Restatement of HCPI (incorporated herein by reference to exhibit 3.1 of HCPI’s quarterly report on Form 10-Q for the period ended June 30, 2001).

3.2	Second Amended and Restated Bylaws of HCPI (incorporated herein by reference to exhibit 3.2 of HCPI’s quarterly report on form 10-Q for the period ended March 31, 1999).

3.3	Amendment No. 1 to Second Amended and Restated Bylaws of HCPI (incorporated by reference to exhibit 10.22 to HCPI’s annual report on Form 10-K for the year ended December 31, 2001).

4.1
Rights agreement, dated as of July 27, 2000, between Health Care Property Investors, Inc. and the Bank of New York which includes the form of Certificate of Designations of the Series D Junior Participating Preferred Stock of Health Care Property Investors, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to exhibit 4.1 of Health Care Property Investors, Inc.’s Current Report on Form 8-K dated July 28, 2000).

4.2
Indenture, dated as of September 1, 1993, between HCPI and The Bank of New York, as Trustee, with respect to the Series C and D Medium Term Notes, the Senior Notes due 2006 and the Mandatory Par Put Remarketed Securities due 2015 (incorporated by reference to exhibit 4.1 to HCPI’s registration statement on Form S-3 dated September 9, 1993).

4.3
Indenture, dated as of April 1, 1989, between HCPI and The Bank of New York for Debt Securities (incorporated by reference to exhibit 4.1 to HCPI’s registration statement on Form S-3 dated March 20, 1989).

4.4	Form of Fixed Rate Note (incorporated by reference to exhibit 4.2 to HCPI’s registration statement on Form S-3 dated March 20, 1989).

4.5	Form of Floating Rate Note (incorporated by reference to exhibit 4.3 to HCPI’s registration statement on Form S-3 dated March 20, 1989).

4.6
Registration Rights Agreement dated November 20, 1998 between HCPI and James D. Bremner (incorporated by reference to exhibit 4.8 to HCPI’s annual report on Form 10-K for the year ended December 31, 1999). This exhibit is identical in all material respects to two other documents except the parties thereto. The parties to these other documents, other than HCPI, were James P. Revel and Michael F. Wiley.

4.7
Registration Rights Agreement dated January 20, 1999 between HCPI and Boyer Castle Dale Medical Clinic, L.L.C. (incorporated by reference to exhibit 4.9 to HCPI’s annual report on Form 10-K for the year ended December 31, 1999). This exhibit is identical in all material respects to 13 other documents except the parties thereto. The parties to these other documents, other than HCPI, were Boyer Centerville Clinic Company, L.C., Boyer Elko, L.C., Boyer Desert Springs, L.C., Boyer Grantsville Medical, L.C., Boyer-Ogden Medical Associates, LTD., Boyer Ogden Medical Associates No. 2, LTD., Boyer Salt Lake Industrial Clinic Associates, LTD., Boyer-St. Mark’s Medical Associates, LTD., Boyer McKay-Dee Associates, LTD., Boyer St. Mark’s Medical Associates #2, LTD., Boyer Iomega, L.C., Boyer Springville, L.C., and—Boyer Primary Care Clinic Associates, LTD. #2.

4.8
Form of Deposit Agreement (including form of Depositary Receipt with respect to the Depositary Shares, each representing one-one hundredth of a share of our 8.60% Cumulative Redeemable Preferred Stock, Series C) (incorporated by reference to exhibit 4.8 to HCPI’s quarterly report on Form 10-Q for the period ended March 31, 2001) dated as of March 1, 2001 by and among HCPI, Wells Fargo Bank Minnesota, N.A. and the holders from time to time of the Depositary Shares described therein.

4.9
Indenture, dated as of January 15, 1997, between American Health Properties, Inc. and The Bank of New York, as trustee (incorporated herein by reference to exhibit 4.1 to American Health Properties, Inc.’s current report on Form 8-K (file no. 001-09381), dated January 21, 1997).

4.10
First Supplemental Indenture, dated as of November 4, 1999, between HCPI and The Bank of New York, as trustee (incorporated by reference to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 1999).

4.11
Dividend Reinvestment and Stock Purchase Plan, dated November 9, 2000 (incorporated by reference to exhibit 99.1 to HCPI’s registration statement on Form S-3 dated November 13, 2000, registration number 333-49796).

4.12
Registration Rights Agreement dated August 17, 2001 between HCPI, Boyer Old Mill II, L.C., Boyer-Research Park Associates, LTD., Boyer Research Park Associates VII, L.C., Chimney Ridge, L.C., Boyer-Foothill Associates, LTD., Boyer Research Park Associates VI, L.C., Boyer Stansbury II, L.C., Boyer Rancho Vistoso, L.C., Boyer-Alta View Associates, LTD., Boyer Kaysville Associates, L.C., Boyer Tatum Highlands Dental Clinic, L.C., Amarillo Bell Associates, Boyer Evanston, L.C., Boyer Denver Medical, L.C., Boyer Northwest Medical Center Two, L.C., and Boyer Caldwell Medical, L.C. (incorporated by reference to exhibit 4.12 to HCPI’s annual report on Form 10-K for the year ended December 31, 2001).

4.13	Acknowledgment and Consent dated as of June 12, 2002 by and among Merrill Lynch Private Finance Inc., The Boyer Company, L.C., HCPI/Utah, LLC, the unitholders of HCPI/Utah, LLC. and HCPI.

4.14	Acknowledgment and Consent dated as of June 12, 2002 by and among Merrill Lynch Private Finance Inc., The Boyer Company, L.C., HCPI/Utah II, LLC, the unitholders of HCPI/Utah II, LLC. and HCPI.

10.1
Amendment No. 1, dated as of May 30, 1985, to Partnership Agreement of Health Care Property Partners, a California general partnership, the general partners of which consist of HCPI and certain affiliates of Tenet (incorporated by reference to exhibit 10.1 to HCPI’s annual report on Form 10-K for the year ended December 31, 1985).

10.2	HCPI Second Amended and Restated Directors Stock Incentive Plan (incorporated by reference to exhibit 10.43 to HCPI’s quarterly report on Form 10-Q for the period ended March 31, 1997).*

10.3	HCPI Second Amended and Restated Stock Incentive Plan (incorporated by reference to exhibit 10.44 to HCPI’s quarterly report on Form 10-Q for the period ended March 31, 1997).*

10.4
First Amendment to Second Amended and Restated Directors Stock Incentive Plan, effective as of November 3, 1999 (incorporated by reference to exhibit 10.1 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 1999).*

10.5
Second Amendment to Second Amended and Restated Directors Stock Incentive Plan, effective as of January 4, 2000 (incorporated by reference to exhibit 10.15 to HCPI’s annual report on Form 10-K for the year ended December 31, 1999).*

10.6
First Amendment to Second Amended and Restated Stock Incentive Plan effective as of November 3, 1999 (incorporated by reference to exhibit 10.3 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 1999).*

10.7	HCPI 2000 Stock Incentive Plan, effective as of March 23, 2000 (incorporated by reference to exhibit 10.7 to HCPI’s annual report on Form 10-K for the year ended December 31, 2001).*

10.8	HCPI Second Amended and Restated Directors Deferred Compensation Plan (incorporated by reference to exhibit 10.45 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 1997).*

10.9
Second Amendment to Second Amended and Restated Directors Deferred Compensation Plan, effective as of November 3, 1999 (incorporated by reference to exhibit 10.2 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 1999).

10.10
Fourth Amendment to Second Amended and Restated Director Deferred Compensation Plan, effective as of January 4, 2000 (incorporated by reference to exhibit 10.17 to HCPI’s annual report on Form 10-K for the year ended December 31, 1999).*

10.11	Employment Agreement dated October 13, 2000 between HCPI and Kenneth B. Roath (incorporated by reference to exhibit 10.11 to HCPI’s annual report on Form 10-K for the year ended December 31, 2000).*

10.12
Various letter agreements, each dated as of October 16, 2000, among HCPI and certain key employees of the Company (incorporated by reference to exhibit 10.12 to HCPI’s annual report on Form 10-K for the year ended December 31, 2000).*

10.13	HCPI Amended and Restated Executive Retirement Plan (incorporated by reference to exhibit 10.13 to HCPI’s annual report on Form 10-K for the year ended December 31, 2001).*

10.14
Stock Transfer Agency Agreement between HCPI and The Bank of New York dated as of July 1, 1996 (incorporated by reference to exhibit 10.40 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 1996).

10.15
Amended and Restated Limited Liability Company Agreement dated November 20, 1998 of HCPI/Indiana, LLC (incorporated by reference to exhibit 10.15 to HCPI’s annual report on Form 10-K for the year ended December 31, 1998).

10.16
Amended and Restated Limited Liability Company Agreement dated January 20, 1999 of HCPI/Utah, LLC (incorporated by reference to exhibit 10.16 to HCPI’s annual report on Form 10-K for the year ended December 31, 1998).

10.17
Revolving Credit Agreement, dated as of November 3, 1999, among HCPI, each of the banks identified on the signature pages hereof, The Bank of New York, as agent for the banks and as issuing bank, and Bank of America, N.A. and Wells Fargo Bank, N.A., as co-documentation agents, with BNY Capital Markets, Inc., as lead arranger and Book Manager (incorporated by reference to exhibit 10.4 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 1999).

10.18
364-Day Revolving Credit Agreement, dated as of November 3, 1999 among HCPI, each of the banks identified on the signature pages hereof, The Bank of New York, as agent for the banks, and Bank of America, N.A. and Wells Fargo Bank, N.A., as co-documentation agents, with BNY Capital Markets, Inc., as lead arranger and book manager (incorporated by reference to exhibit 10.5 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 1999).

10.19
Cross-Collateralization, Cross-Contribution and Cross-Default Agreement, dated as of July 20, 2000, by HCP Medical Office Buildings II, LLC, and Texas HCP Medical Office Buildings, L.P., for the benefit of First Union National Bank (incorporated by reference to exhibit 10.20 to HCPI’s annual report on Form 10-K for the year ended December 31, 2000).

10.20
Cross-Collateralization, Cross-Contribution and Cross-Default Agreement, dated as of August 31, 2000, by HCP Medical Office Buildings I, LLC, and Meadowdome, LLC, for the benefit of First Union National Bank (incorporated by reference to exhibit 10.21 to HCPI’s annual report on Form 10-K for the year ended December 31, 2000).

10.21
Amended and Restated Limited Liability Company Agreement dated August 17, 2001 of HCPI/Utah II, LLC (incorporated by reference to exhibit 10.21 to HCPI’s annual report on Form 10-K for the year ended December 31, 2001).

10.22
First Amendment to Amended and Restated Limited Liability Company Agreement dated October 30, 2001 of HCPI/Utah II, LLC (incorporated by reference to exhibit 10.22 to HCPI’s annual report on Form 10-K for the year ended December 31, 2001).

10.23
Amendment No. 1, dated as of October 29, 2001, to the 364-Day Revolving Credit Agreement, dated as of November 3, 1999 among HCPI, each of the banks identified on the signature pages thereto, The Bank of New York, as agent for the banks, and Bank of America, N.A. and Wells Fargo Bank, N.A., as co-documentation agents, with BNY Capital Markets, Inc., as lead arranger and book manager (incorporated by reference to exhibit 10.23 to HCPI’s annual report on Form 10-K for the year ended December 31, 2001).

*	Management Contract or Compensatory Plan or Arrangement.

b)  Reports on Form 8-K:

(i)  Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2002, announcing the dismissal of Arthur Andersen LLP, and the engagement of Ernst & Young LLP, as the Company’s independent accountants.

(ii)  Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 25, 2002, announcing the sale of 6.45% senior notes due 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH CARE PROPERTY INVESTORS, INC. (Registrant)

By:	/s/ JAMES G. REYNOLDS
James G. Reynolds Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ DEVASIS GHOSE
Devasis Ghose Senior Vice President-Finance and Treasurer (Principal Accounting Officer)

Date: August 12, 2002