Form 10-Q
period 2002-09-30
HEALTH CARE PROPERTY INVESTORS INC
filed 2002-11-14
CIK 765880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2002.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                              to

Commission file number 1-8895

HEALTH CARE PROPERTY INVESTORS, INC.
(Exact name of registrant as specified in its charter)

Maryland	33-0091377
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

4675 MacArthur Court, Suite 900
Newport Beach, California 92660
(Address of principal executive offices)

(949) 221-0600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes  ☒    No  ☐

As of November 11, 2002, there were 59,010,094 shares of $1.00 par value common stock outstanding.

HEALTH CARE PROPERTY INVESTORS, INC.

INDEX

PART I.  FINANCIAL INFORMATION

Health Care Property Investors, Inc.

Condensed Consolidated Balance Sheets

(Amounts in thousands)

	September 30, 2002	December 31, 2001
	(Unaudited)
Assets
Real Estate Investments:
Buildings and Improvements	$2,467,950	$2,267,030
Accumulated Depreciation	(404,808)	(339,971)

	2,063,142	1,927,059
Construction in Progress	22,031	11,616
Land	266,357	255,881

	2,351,530	2,194,556
Loans Receivable	277,163	176,286
Investments in and Advances to Partnerships	32,887	21,750
Accounts Receivable	19,238	20,940
Other Assets	10,569	9,213
Cash and Cash Equivalents	11,714	8,408

Total Assets	$2,703,101	$2,431,153

Liabilities and Stockholders’ Equity
Bank Notes Payable	$213,500	$108,500
Senior Notes Payable	896,465	764,230
Mortgage Notes Payable	178,538	185,022
Accounts Payable, Accrued Expenses and Deferred Income	64,639	56,709
Minority Interests in Partnerships	13,210	13,767
Minority Interests in Convertible Operating Partnership Units	55,965	56,201
Stockholders’ Equity:
Preferred Stock	274,487	274,487
Common Stock	58,778	56,387
Additional Paid-In Capital	1,184,532	1,100,743
Other Equity	(9,929)	(7,948)
Cumulative Net Income	991,090	883,084
Cumulative Dividends	(1,218,174)	(1,060,029)

Total Stockholders’ Equity	1,280,784	1,246,724

Total Liabilities and Stockholders’ Equity	$2,703,101	$2,431,153

See accompanying Notes to Condensed Consolidated Financial Statements and
Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Health Care Property Investors, Inc.

Condensed Consolidated Statements of Income
(Unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue
Rental Income, Triple Net Properties	$62,972	$57,453	$177,867	$167,145
Rental Income, Managed Properties	24,363	20,499	68,684	59,906
Interest and Other Income	5,337	5,433	15,901	16,096

	92,672	83,385	262,452	243,147

Expense
Interest Expense	20,361	18,871	56,116	59,420
Real Estate Depreciation	19,385	17,471	55,870	51,560
Managed Properties Operating Expenses	8,619	7,386	23,504	21,687
General and Administrative Expenses	4,253	3,221	12,813	9,986
Impairment Losses Related to Depreciable Property	—	5,190	—	7,360

	52,618	52,139	148,303	150,013

Income From Operations	40,054	31,246	114,149	93,134
Minority Interests	(2,049)	(1,689)	(6,278)	(4,624)

Income Before Discontinued Operations	38,005	29,557	107,871	88,510

Discontinued Operations
Operating Income From Discontinued Operations	(284)	259	1,219	2,472
Loss on Real Estate Dispositions	(479)	(5,743)	(1,084)	(5,985)

	(763)	(5,484)	135	(3,513)

Net Income	37,242	24,073	108,006	84,997
Dividends to Preferred Stockholders	(6,225)	(6,225)	(18,675)	(18,675)

Net Income Applicable to Common Shares	$31,017	$17,848	$89,331	$66,322

Basic Earnings Per Common Share	$0.53	$0.32	$1.56	$1.25

Diluted Earnings Per Common Share	$0.53	$0.32	$1.54	$1.24

Weighted Average Shares Outstanding - Basic	58,204	55,360	57,425	53,178

Weighted Average Shares Outstanding - Diluted	58,416	55,624	57,823	53,391

See accompanying Notes to Condensed Consolidated Financial Statements and Management’s
Discussion and Analysis of Financial Condition and Results of Operations.

Health Care Property Investors, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,
	2002	2001
Cash Flows From Operating Activities:
Net Income	$108,006	$84,997
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Real Estate Depreciation	56,254	52,422
Non Cash Charges	3,910	3,174
Joint Venture Adjustments	229	12
Impairment Losses Related to Depreciable Property	1,707	13,640
Gain on Sale of Real Estate Properties	(623)	(295)
Changes in:
Operating Assets	2,142	(957)
Operating Liabilities	2,296	(1,517)

Net Cash Provided By Operating Activities	173,921	151,476

Cash Flows From Investing Activities:
Acquisition of Real Estate	(229,396)	(140,945)
Proceeds from the Sale of Real Estate Properties, Net	20,580	27,120
Investment in Loan Receivable	(112,750)	—
Other Investments and Loans	(738)	(1,508)

Net Cash Used In Investing Activities	(322,304)	(115,333)

Cash Flows From Financing Activities:
Net Change in Bank Notes Payable	105,000	(92,200)
Repayment of Senior Notes Payable	(116,000)	(1,000)
Issuance of Senior Notes	247,630	—
Cash Proceeds from Issuing Common Stock	77,615	150,202
Final and Periodic Payments on Mortgages	(6,484)	(3,868)
Dividends Paid	(158,145)	(139,856)
Other Financing Activities	2,073	1,792

Net Cash Provided By (Used In) Financing Activities	151,689	(84,930)

Net Increase (Decrease) In Cash And Cash Equivalents	3,306	(48,787)
Cash And Cash Equivalents, Beginning Of Period	8,408	58,623

Cash And Cash Equivalents, End Of Period	11,714	9,836

Capitalized Interest	1,167	50

See accompanying Notes to Condensed Consolidated Financial Statements and Management’s
Discussion and Analysis of Financial Condition and Results of Operations.

HEALTH CARE PROPERTY INVESTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

(Unaudited)

(1)	SIGNIFICANT ACCOUNTING POLICIES

We, the management of Health Care Property Investors, Inc., believe that the unaudited financial information contained in this report reflects all adjustments that are necessary to state fairly the financial position, the results of operations, and the cash flows of the Company. Unless the context otherwise indicates, the Company or HCPI means Health Care Property Investors, Inc. and its subsidiaries and joint ventures. We both recommend and presume that users of this interim financial information read or have read or have access to the audited financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the preceding fiscal year ended December 31, 2001. Therefore, notes to the financial statements and other disclosures that would repeat the disclosures contained in our most recent annual report to security holders have been omitted. This interim financial information does not necessarily represent a full year’s operations for various reasons, including acquisitions and dispositions, changes in rents and interest rates, and the timing of debt and equity financings.

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

Allowance For Doubtful Accounts:

Rental revenue from our tenants is our principal source of revenue. We monitor the liquidity and creditworthiness of our tenants on an on-going basis. Based on these reviews, we have established provisions and maintain an allowance for doubtful accounts for estimated losses resulting from the possible inability of our tenants to make required rent payments. An allowance for doubtful accounts is recorded during each period and is recorded against rental revenue in our consolidated statements of operations. The total amount of the allowance for doubtful accounts, which represents the cumulative allowances less write-offs of uncollectible rent, is recorded against tenant and other receivables on our consolidated balance sheets. If we incorrectly estimate the required allowances for doubtful accounts, our financial condition and results of operations could be significantly affected.

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

If a decline in the fair market value of a long-lived asset occurs, we may be required to make a determination as to whether the decline in fair value is other than temporary. Our assessment as to the nature of a decline in fair value is primarily based on estimates of expectations of future rents or future operating results, and our intent to hold the long-lived asset. If an investment is considered impaired and the decline in value is considered to be other than temporary, a write-down is recognized.

Discontinued Operations:

We have reclassified certain facilities’ operations as Discontinued Operations in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (Statement 144) which was issued in August 2001. Statement 144 established accounting and reporting standards requiring that long-lived assets to be disposed of be reported as Discontinued Operations if management has committed to a plan to sell the asset under usual and customary terms within one year of establishing the plan to sell. See Note 3 for the impact of Statement 144 on previously reported periods.

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

As of September 30, 2002, our portfolio of properties, including equity investments, consisted of 442 facilities located in 42 states. These facilities are comprised of 183 long-term care facilities, 88 assisted living facilities, 85 medical office buildings, 35 physician group practice clinics, 21 acute care hospitals, 14 retirement living communities, nine freestanding rehabilitation facilities and seven health care laboratory and biotech research facilities. Our gross undepreciated investment in these properties, which includes joint ventures, was approximately $3,063,684,000 at September 30, 2002.

Acquisitions:

During the nine months ended September 30, 2002, we acquired 22 properties for an aggregate purchase price of $206,000,000. These properties have an average annual lease rate of 10.7%. The properties consist of 11 long-term care facilities, five assisted living facilities, two retirement living communities, three medical office buildings and one health care laboratory and biotech research facility.

On September 30, 2002 we completed a $125,000,000 investment in subsidiaries of American Retirement Corporation. The investment is comprised of a $112,750,000 five year loan and a 9.8% equity interest in each of seven limited liability companies for $12,250,000. Collectively, the limited liability companies own and lease nine retirement living communities. These nine facilities are subject to mortgages totaling $170,000,000 with an average interest rate of 7.6% and various maturity dates.

The $112,750,000 five year loan has a stated interest rate of 19.5% per annum. The loan requires cash payments of 9% of the original principal amount increasing annually by 55 basis points until April 2004. The principal balance and all unpaid accrued interest will be payable upon the maturity of the loan, which is prepayable after three years.

The loan was made to a subsidiary of American Retirement Corporation that holds a 90.2% ownership interest in each of the seven limited liability companies referenced above. These facilities have been operating profitably and have a current occupancy level of 94%. These retirement communities are leased to, and operated by, other operating subsidiaries of American Retirement.

The loan is collateralized by the 90.2% ownership interests. In the event of nonpayment on the loan, these ownership interests would be transferable to us.

The nine retirement living communities owned by the seven limited liability companies collateralize $170,000,000 of first mortgages with fixed and variable interest rates ranging from 2.25% to 9.5% and maturity dates ranging from January 2004 to June 2025. Additionally, the nine retirement living communities are leased to subsidiaries of American Retirement Corporation under a 15 year Master Lease with two ten year renewal options. The initial lease rate is 10.5% on a $295,000,000 asset base with increases based upon performance of the underlying operating facilities and changes in the consumer price index.

Construction:

During the third quarter of 2002, rent commenced at 10.15% on a $12,300,000 health care laboratory and biotech research facility construction project. Also, construction continued on a $28,000,000 acute care hospital and medical office building in Idaho Falls of which $21,262,000 has been incurred to date.

Dispositions:

In accordance with Statement of Financial Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” we wrote down one land parcel to be sold to fair value less costs to sell. The resulting $400,000 loss is included in Gain/(Loss) on Real Estate Dispositions. The net loss on real estate dispositions for the nine months ended September 30, 2002 was $1,084,000, which includes total write-downs of $1,707,000 on four properties offset by a net gain of $623,000 on the sale of seven facilities.

(3)	DISCONTINUED OPERATIONS

Statement 144 requires that the operating results generated on long-lived assets to be disposed of be reclassified as Discontinued Operations. The reclassification has no impact on Net Income, FFO or per share amounts.

When we have committed to a plan to sell the asset under usual and customary terms within one year of establishing the plan to sell, the financial results for all periods presented are reclassified as Discontinued Operations. The following illustrates the net reclassification impact of Statement 144 on previously issued financial statements as a result of classifying facilities as Discontinued Operations during the third quarter of 2002.

Increase/(Decrease) in Income From Operations from amounts previously stated:

	Quarter Ended September 30, 2001	Nine Months Ended September 30, 2001
Rental Income, Triple Net Properties	$(472)	$(2,940)
Rental Income, Managed Properties	(275)	(857)
Interest and Other Income	(5)	(9)

	(752)	(3,806)

Interest Expense	—	—
Real Estate Depreciation	6,561	7,142
Managed Properties Operating Expenses	212	472
General and Administrative Expenses	—	—

	6,773	7,614

Discontinued Operations	$(6,021)	$(3,808)

At September 30, 2002, we had 11 facilities classified as Discontinued Operations. Included in Discontinued Operations is an operating loss from these 11 facilities of $284,000 for the three months ended September 30, 2002 and operating income of $259,000 for the three months ended September 30, 2001. Included in Discontinued Operations for the nine months ended September 30, 2002 and 2001, is operating income of $1,219,000 and $2,472,000, respectively. Of these 11 facilities, six have been sold and five with a net book value of $6,224,000 had not yet been sold as of September 30, 2002.

(4)	OPERATORS

At September 30, 2002, we had approximately 650 leases in the Managed Portfolio and approximately 97 health care operators.

Major Operators:

Listed below are our major operators, which represent three percent or more of our annualized revenue, the annualized revenue in properties operated by those operators, and the percentage of total annualized revenue from these operators as of September 30, 2002. Annualized revenue is the expected rental income from leased properties, interest income from mortgage properties and net operating income (NOI) on Managed Portfolio properties over the next twelve months. Amounts incorporate expected sales, mortgage payoffs, lease renewals or rent resets based on our best estimates. All of the companies listed below (with the exception of Centennial Healthcare Corp.) are publicly traded companies and are subject to the informational filing requirements of the Securities and Exchange Act of 1934, as amended, and accordingly file periodic financial statements on Form 10-K and Form 10-Q with the Securities and Exchange Commission.

	Annualized Revenue	Percentage
	(Dollar amounts in thousands)
Tenet Healthcare Corporation (THC)	$57,065	16.9%
American Retirement Corp. (ACR)	20,942	6.2%
HealthSouth Corporation (HRC)	17,010	5.0%
Emeritus Corporation (ESC)	16,557	4.9%
Kindred Healthcare, Inc. (KIND)	16,398	4.8%
HCA Inc. (HCA)	15,206	4.5%
Beverly Enterprises (BEV)	11,991	3.5%
Centennial Healthcare Corp.	10,635	3.1%

	$165,804	48.9%

Managed Property Operations:

As of September 30, 2002, we have 99 owned properties comprised of 66 medical office buildings (“MOBs”), seven healthcare laboratory and biotech research facilities and 26 physician group practice clinics with triple net, gross and modified gross leases with multiple tenants that are managed by independent property management companies on our behalf (“Managed Portfolio”). These facilities are consolidated because they are either fully or majority owned and controlled by the Company or our subsidiaries. Rents and operating income attributable to these properties are included in Rental Income, Managed Properties in our financial statements. Expenses related to the operation of these facilities are recorded as Operating Expenses, Managed Properties.

(5)	NOTES PAYABLE

During the nine months ended September 30, 2002, we paid off $116,000,000 of maturing long-term debt with an average interest rate of 7.25%.

Derivatives and Hedging:

During 1999, we entered into a $25,000,000 swap contract through which the variable interest rate on a senior note was fixed until its February 2004 maturity. We have reflected the change in the fair market value of this instrument of $313,000 as of September 30, 2002 as an accumulated comprehensive loss, which is recorded under Other Equity. If the note is held to maturity as planned, the unrealized loss will not be incurred.

(6)    ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	September 30, 2002	December 31, 2001
	(Amounts in thousands)
Rent and Interest Receivable	$25,610	$25,900
Allowance for Doubtful Accounts	(6,372)	(4,960)

Accounts Receivable, Net	$19,238	$20,940

(7)    STOCKHOLDERS’ EQUITY

The following table provides a summary of the activity for the Stockholders’ Equity account for the nine months ended September 30, 2002 (amounts in thousands):

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Par Value Amount	Additional Paid-In Capital	Cumulative Net Income	Cumulative Dividends	Other Equity	Total Stockholders’ Equity
Balances, December 31, 2001	11,722	$274,487	56,387	$56,387	$1,100,743	$883,084	$(1,060,029)	$(7,948)	$1,246,724
Stock Options Exercised			635	635	23,001				23,636
Stock Grants Issued			96	96	3,433				3,529
Stock Options Granted (See Note 1)					231				231
Common Stock Issued			1,660	1,660	57,124				58,784
Net Income						108,006			108,006
Dividends Paid—Preferred Shares							(18,675)		(18,675)
Dividends Paid—Common Shares							(139,470)		(139,470)
Deferred Compensation								(1,838)	(1,838)
Notes receivable From Officers and Directors (see Note 5)								170	170
Accumulated Comprehensive Loss								(313)	(313)

Balances, September 30, 2002	11,722	$274,487	58,778	$58,778	$1,184,532	$991,090	$(1,218,174)	$(9,929)	$1,280,784

Other Equity:

Other equity consists of the following:

	September 30, 2002	December 31, 2001
	(Amounts in thousands)
Unamortized Balance on Deferred Compensation	$6,217	$4,379
Notes Receivable From Officers and Directors for Purchase of Common Stock	2,259	2,429
Accumulated Comprehensive Loss (See Note 5)	1,453	1,140

Total Other Equity	$9,929	$7,948

Accumulated comprehensive loss is a reduction to net income in calculating comprehensive income. Comprehensive income is the change in equity from non-owner sources. Our comprehensive income reflects the change in the fair market value of our interest rate swap (see Note 5).

Comprehensive income for the nine months ended September 30, 2002 and 2001 was $107,693,000 and $84,997,000, respectively.

Stock Options Granted:

As of January 1, 2002, we commenced recognizing compensation expense in accordance with Statement 123. Stock option expense represents the amount of amortized compensation costs related to 2002 stock options awarded to employees. The charge of $231,000 has been included in General and Administrative Expense. Previously, we had accounted for all stock options under Accounting Principles Board Opinion 25 (APB 25), “Accounting for Stock Issued to Employees,” which is permitted under Statement 123. Had compensation expense for stock options been determined with rules set out in Statement 123 since the effective date, our Net Income and Basic Earnings Per Common Share would have been lower by approximately $351,000 and $0.006 per basic share and $478,000 and $0.009 per basic share for the nine months ended September 30, 2002 and 2001, respectively.

(8)    OPERATING PARTNERSHIP UNITS

As of September 30, 2002, there were a total of 1,607,967 non-managing member units outstanding in three limited liability companies of which we are the managing member: HCPI/Utah, LLC, HCPI/Utah II, LLC and HCPI/Indiana, LLC. These non-managing member units are convertible into our common stock on a one-for-one basis. During the third quarter of 2002, we issued 93,486 non-managing member units as part of the acquisition of one medical office building and one health care laboratory and biotech research facility. In addition, during the quarter 124,487 non-managing member units were converted into the same number of common shares.

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

(Amounts in thousands, except per share amounts)

	For the Three Months Ended September 30, 2002			For the Nine Months Ended September 30, 2002
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic Earnings Per Common Share:
Net Income Applicable to Common Shares	$31,017	58,204	$0.53	$89,331	57,425	$1.56
Dilutive Options	—	212		—	398

Diluted Earnings Per Common Share:
Net Income Applicable to Common Shares	$31,017	58,416	$0.53	$89,331	57,823	$1.54

	For the Three Months Ended September 30, 2001			For the Nine Months Ended September 30, 2001
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic Earnings Per Common Share:
Net Income Applicable to Common Shares	$17,848	55,360	$0.32	$66,322	53,178	$1.25
Dilutive Options	—	264		—	213

Diluted Earnings Per Common Share:
Net Income Applicable to Common Shares	$17,848	55,624	$0.32	$66,322	53,391	$1.24

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

Below are summaries of the calculation of our FFO (all amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net Income Applicable to Common Shares	$31,017	$17,848	$89,331	$66,322
Real Estate Depreciation	19,385	17,471	55,870	51,560
Impairment Losses Related to Depreciable Property	—	5,190	—	7,360
Loss and Depreciation on Real Estate Dispositions	479	6,024	1,468	6,847
Joint Venture Adjustments	(43)	19	229	12

Funds From Operations	$50,838	$46,552	$146,898	$132,101

(11)    COMMITMENTS

  We have committed to acquire five medical office buildings for $22,000,000. We have committed to fund additional development of facilities on existing properties of approximately $11,000,000, and are committed to fund $36,500,000 for construction of new health care facilities. We expect that a significant portion of these commitments will be funded; however, experience suggests that some committed transactions may not close for various reasons including unsatisfied closing conditions, competitive financing sources, final negotiation differences or the operator’s inability to obtain required internal or governmental approvals.

(12)    SUBSEQUENT EVENTS

  On October 11, 2002, we closed on a new three-year revolving line of credit totaling $490,000,000.

  On October 29, 2002, the Board of Directors declared a quarterly dividend of $0.83 per common share payable on November 20, 2002 to shareholders of record as of the close of business on November 8, 2002.

  The Board of Directors also declared a cash dividend of $0.492188 per share on our series A cumulative preferred stock, $0.54375 per share on our series B cumulative preferred stock and $0.5375 per share on our series C cumulative preferred stock depositary shares. These dividends will be paid on December 31, 2002 to shareholders of record as of the close of business on December 16, 2002.

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

	September 30, 2002		December 31, 2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Amounts in thousands)
Mortgage Loans Receivable	$142,873	$145,357	$148,075	$143,319
Senior Notes and Mortgage Notes Payable	$1,075,003	$1,163,749	$949,252	$975,617

(14)    NEW PRONOUNCEMENTS

  In April 2002, the FASB released Statement of Financial Accounting Standard No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (Statement 145), effective with fiscal years beginning after May 15, 2002. These rescinded Statements primarily relate to the extinguishment of debt and lease accounting. In June 2002, the FASB released Statement of Financial Accounting Standard No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” effective with fiscal years beginning after December 31, 2002 with early application encouraged. In October 2002, the FASB released Statement of Financial Accounting Standard No. 147 “Acquisition of Certain Financial Institutions” which is an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9 (effective for acquisitions on or after October 1, 2002). The effect of these three pronouncements on our financial statements is not expected to be material.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS

GENERAL

Health Care Property Investors, Inc., including our wholly-owned subsidiaries and affiliated joint ventures (HCPI), generally acquires health care facilities and leases them on a long-term basis to health care providers. We also lease medical office space to providers and physicians on a shorter term basis. On a more limited basis, we provide mortgage financing on health care facilities. As of September 30, 2002, our portfolio of properties, including equity investments, consisted of 442 facilities located in 42 states. These facilities are comprised of 183 long-term care facilities, 88 assisted living facilities, 85 medical office buildings, 35 physician group practice clinics, 21 acute care hospitals, 14 retirement living communities, nine freestanding rehabilitation facilities and seven health care laboratory and biotech research facilities and. Our gross undepreciated investment in these properties, which includes joint ventures, was approximately $3.07 billion at September 30, 2002.

For the nine months ended September 30, 2002, we acquired 22 properties for an aggregate purchase price of $206,000,000. These properties have an average annual lease rate of 10.7%. The properties consist of 11 long-term care facilities, five assisted living facilities, two retirement living communities, three medical office buildings and one health care laboratory and biotech research facility.

In addition, on September 30, 2002, we completed a $125,000,000 investment in subsidiaries of American Retirement Corporation. The investment is comprised of a $112,750,000 five year loan and a 9.8% equity interest in each of seven limited liability companies for $12,250,000. Collectively, the limited liability companies own and lease nine retirement living communities. The investment of $125,000,000 has an initial pay rate of 9% with a required payment at maturity to bring our return to 19.5%.

We financed the acquisitions primarily through the proceeds from the issuance of new debt and equity, from asset sales and the use of our line of credit.

As of September 30, 2002, we had written commitments to acquire or construct an additional $58,000,000 of health care real estate. During the third quarter of 2002, rent commenced at 10.15% on a $12,300,000 health care laboratory and biotech research facility construction project. Also, construction continued on a $28,000,000 acute care hospital and medical office building of which $21,262,000 has been incurred to date.

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

Allowance for Doubtful Accounts

Rental revenue from our tenants is our principal source of revenue. We monitor the liquidity and creditworthiness of our tenants on an on-going basis. Based on these reviews, we have established provisions and maintain an allowance for doubtful accounts for estimated losses resulting from the possible inability of our tenants to make required rent payments to us. An allowance for doubtful accounts is recorded during each period and is recorded against rental revenue in our consolidated statements of operations. The allowance for doubtful accounts, which represents the cumulative allowances less write-offs of uncollectible rent, is recorded against tenant and other receivables on our consolidated balance sheets. If we incorrectly estimate the required allowances for doubtful accounts, our financial condition and results of operations could be significantly affected.

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

If a decline in the fair market value of a long-lived asset occurs, we may be required to make a determination as to whether the decline in fair value is other than temporary. Our assessment as to the nature of a decline in fair value is primarily based on estimates of expectations of future rents or future operating results, and our intent to hold the long-lived asset. If an investment is considered impaired and the decline in value is considered to be other than temporary, a write-down is recognized.

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

RESULTS OF OPERATIONS

Net Income applicable to common shares for the three and nine months ended September 30, 2002 totaled $31,017,000 and $89,331,000 or $0.53 and $1.54 per diluted share of common stock on revenue of $92,672,000 and $262,452,000, respectively. This compares with Net Income applicable to common shares of $17,848,000 and $66,322,000 or $0.32 and $1.24 per diluted share of common stock on revenue of $83,385,000 and $243,147,000 respectively for the three and nine months ended September 30, 2001.

Net Income applicable to common shares for the three months ended September 30, 2002 and September 30, 2001 includes a $479,000 (or $0.008 per diluted share of common stock) net loss on real estate dispositions and a $5,743,000 (or $0.10 per diluted share of common stock) net loss on real estate dispositions, respectively. Net Income applicable to common shares for the nine months ended September 30, 2002 and September 30, 2001 includes a $1,084,000 (or $0.02 per diluted share of common stock) and a $5,985,000 (or $0.11 per diluted common share) net loss on real estate dispositions, respectively. Also included in Net Income applicable to common shares for the three and nine months ended September 30, 2002 is a write-down to fair market value less costs to sell of $400,000 (or $0.007 per diluted share of common stock) of one property to be sold and $1,707,000 (or $0.03 per diluted share of common stock) of four properties to be sold, respectively. Included in Net Income applicable to common shares for the three and nine months ended September 30, 2001 is a write-down to fair market value less costs to sell of $6,280,000 (or $0.11 per diluted share of common stock) of six facilities to be sold. Also included in Net Income applicable to common shares for the three and nine months ended September 30, 2001 is an impairment loss of $5,190,000 (or $0.09 per diluted share of common stock) of five facilities and $7,360,000 (or $0.14 per diluted share of common stock) of seven facilities, respectively.

Additionally, included in Net Income applicable to common shares for 2002 and 2001 is the effect of the Securities and Exchange Commission’s (SEC’s) Staff Accounting Bulletin No. 101 (“SAB 101”) “Revenue Recognition in Financial Statements,” which delays the recognition of approximately $4,000,000 of cash receipts paid by tenants for additional rents from the first quarter to subsequent quarters each year.

Rental Income attributable to Triple Net Leases for the three and nine months ended September 30, 2002 increased $5,519,000 and $10,722,000 to $62,972,000 and $177,867,000, respectively, as compared to the same period in the prior year. The increases are primarily the result of the positive impact of acquisitions made during 2001 and the first three quarters of 2002 and positive rent growth, offset by rent reductions on certain properties (see discussion elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations) and dispositions made during 2001 and the first three quarters of 2002.

Rental Income attributable to Managed Properties for the three and nine months ended September 30, 2002 increased $3,864,000 and $8,778,000 to $24,363,000 and $68,684,000, respectively, as compared to the same periods in the prior year. There was a related increase in Managed Properties Operating Expenses in the three and nine months ended September 30, 2002 of $1,233,000 and $1,817,000 to $8,619,000 and $23,504,000, respectively compared to the same periods of 2001. Net operating income on Managed Properties for the three and nine months ended September 30, 2002 increased $2,631,000 and $6,961,000, respectively, as compared to the same periods in the prior year. These increases were generated primarily from 2001 and 2002 acquisition activity and a net $1,300,000 lease termination fee related to the early vacancies of four single tenant physician clinics.

Interest and Other Income for the three and nine months ended September 30, 2002 decreased $96,000 and $195,000 to $5,337,000 and $15,901,000, respectively, as compared to the same period in the prior year primarily as a result of the $6,720,000 pay off of two loans early in 2002.

Interest Expense for the three months and nine months ended September 30, 2002 increased $1,490,000 and decreased $3,304,000 to $20,361,000 and $56,116,000, respectively, as compared to the same periods in the prior year. The increase for the three month period is primarily the result of the $250,000,000 debt issuance in the second quarter of 2002. The decrease for the nine month period is primarily the result of lower interest rates on short-term bank loans as well as the refinancing at lower rates of maturing senior debt. The $1,032,000 and $2,827,000 increase in General and Administrative Expenses for the three months and nine months ended September 30, 2002, respectively, is primarily the result of costs related to troubled operators. Real Estate Depreciation for the three and nine months ended September 30, 2002 increased $1,914,000 and $4,310,000 to $19,385,000 and $55,870,000, respectively, compared to the same periods in 2001. These increases resulted from depreciation on the properties acquired during the last six months of 2001 and the first nine months of 2002.

We believe that Funds From Operations (FFO) is the most important supplemental measure of operating performance for a real estate investment trust. (See Note 10 to the Condensed Consolidated Financial Statements.) FFO for the three months ended September 30, 2002 increased $4,286,000 to $50,838,000 as compared to the same period in the prior year. The increase is primarily due to the positive impact of our acquisitions made during 2001 and the first nine months of 2002 offset by dispositions made during 2001 and 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

We have financed investments through the sale of common and preferred stock, issuance of medium-term and long-term debt, issuance of units in Down-REITs, assumption of mortgage debt, the mortgaging of certain of our properties, use of short-term bank lines and use of internally generated cash flows. We have also raised cash through the disposition of assets in 2000, 2001 and 2002. Management believes that our liquidity and sources of capital are adequate to finance our operations for the foreseeable future, including through December 31, 2002. Future investments in additional facilities will be dependent on the availability of cost-effective sources of capital.

At September 30, 2002, stockholders’ equity totaled $1,280,784,000 and our equity securities had a market value of $2,869,097,000. Total debt presently represents 31% and 50% of our total market and book capitalization, respectively. Our senior debt is rated BBB+/BBB+/Baa2 by Standard & Poor’s, Fitch and Moody’s, respectively, and has been rated medium investment grade continuously since 1986, when we first received a bond rating. For the nine months ended September 30, 2002, earnings covered fixed charges and preferred stock dividends at a ratio of 2.23 to 1.00 and FFO (before interest expense) covered Interest Expense at a ratio of 3.5 to 1.00.

Tabulated below is our debt maturity table by year and in the aggregate.

2002 (October—December)	$1,000,000
2003	43,000,000
2004	106,000,000
2005	460,000,000	(1)
2006	143,000,000
Thereafter	536,000,000

	$1,289,000,000

(1)    Includes $213,000,000 related to our revolving line of credit.

On June 25, 2002, we issued $250,000,000 of 6.45% coupon (6.74% effective rate after including related costs) Senior Notes due 2012. Interest on these notes is payable semi-annually in June and December.

During the first nine months of 2002, we paid off $116,000,000 of maturing long-term debt with an average interest rate of 7.25%. These payments were initially financed with funds available under our revolving lines of credit.

Revolving Lines of Credit

We recently closed on a new three-year revolving line of credit totaling $490,000,000. Borrowings under the lines of credit averaged $89,000,000 for the quarter ended September 30, 2002, at a rate of 2.53%. The average bank interest rate on borrowings of $56,000,000 was 4.06% for the third quarter of 2001.

Secured Debt

At September 30, 2002, we had a total of $178,538,000 in Mortgage Notes Payable secured by 35 health care facilities with a net book value of approximately $310,667,000. Interest rates on the Mortgage Notes ranged from 3.2% to 10.63% with an average rate of 8.0%.

As part of the investment in American Retirement Corporation (see Note 2 to the Condensed Consolidated Financial Statements), we have a 9.8% equity interest in each of seven limited liability companies which together own nine retirement living communities. The nine retirement living communities owned by the seven limited liability companies collateralize $170,000,000 of first mortgages with fixed and variable interest rates ranging from 2.25% to 9.5% and maturity dates ranging from January 2004 to June 2025.

Equity

During the nine months ended September 30, 2002, we raised $59,114,000 under our Dividend Reinvestment and Stock Purchase Plan at an average price per share of $39.38.

As of September 30, 2002, there were a total of 1,607,967 non-managing member units outstanding in three limited liability companies of which we are the managing member: HCPI/Utah, LLC, HCPI/Utah II, LLC and HCPI/Indiana, LLC. These non-managing member units are convertible into our common stock on a one-for-one basis. During the third quarter of 2002, we issued 93,486 non-managing member units as part of the acquisition of one medical office building and one health care laboratory and biotech research facility. In addition, during the third quarter of 2002, 124,487 non-managing member units were converted into the same number of common shares.

Shelf Registrations

On April 19, 2002, we filed a registration statement with the Securities and Exchange Commission for the registration of $975,000,000 of debt and equity securities that may be issued from time to time. As of October 2002, we have $725,000,000 available for future issuances of debt and equity securities.

Letters of Credit

At September 30, 2002, we held approximately $8,928,000 in depository accounts and $50,356,000 in irrevocable letters of credit from commercial banks to secure a number of lessees’ lease obligations and borrowers’ loan obligations. We may draw upon the letters of credit or depository accounts if there are any defaults under the leases or loans. Amounts available under letters of credit could change based upon facility operating conditions and other factors and such changes may be material.

Facility Rollovers

As of September 30, 2002, we had 14 facilities that are subject to lease expirations and mortgage maturities during the remainder of 2002. These facilities currently represent approximately 0.1% of annualized revenue. For the year ending December 31, 2003, we have ten facilities, representing approximately 1.1% of annualized revenue, subject to lease expirations and mortgage maturities.

Investments in and Advances to Joint Ventures

On September 30, 2002 we completed a $125,000,000 investment in subsidiaries of American Retirement Corporation. The investment is comprised of a $112,750,000 five year loan and a 9.8% equity interest in each of seven limited liability companies for $12,250,000. Collectively, the limited liability companies own and lease nine retirement living communities (see Note 2 to the Condensed Consolidated Financial Statements).

Also, we have an 80% interest in five joint ventures that lease six long-term care facilities and a 45%-50% interest in four joint ventures that each operate an assisted living facility. Since the other members in these joint ventures have significant voting rights relative to acquisition, sale and refinancing of assets, we account for these investments using the equity method of accounting.

Combined summarized unaudited financial information of the joint ventures follows:

	September 30, 2002	December 31, 2001
	(Amounts in thousands)
Total Assets	$332,321	$38,461

Total Liabilities	$186,174	$39,008
Total Partners’ Capital	146,147	(547)

	$332,321	$38,461

	Nine Months Ended September 30,
	2002	2001
Rental and Interest Income	$3,492	$3,180
Net Income (Loss)	$144	$(605)
Company’s Equity in Joint Venture Operations	$82	$23
Distributions to HCPI	$788	$583

As of September 30, 2002, we have guaranteed approximately $6.8 million on notes payable obligations for four of these joint ventures.

SUPPLEMENTARY FINANCIAL AND OPERATING INFORMATION

Acute Care and Rehabilitation Hospitals

As of September 30, 2002, we derived 24% of our annualized revenue, or $80,000,000, from 21 acute care hospitals. The acute care hospital sector continues to post strong financial performance and publicly traded companies within this sector show strong earnings trends. The operating performance of our acute care hospitals ranks in the top quartile of hospitals in the nation.

Tenet Healthcare Corporation, one of the nation’s largest health care providers, is our largest lessee and leases eight acute care hospitals representing 16.7% of our annualized revenue. The net operating income for the past 12 months for these hospitals covers rent payments at an above average rate for the sector. On November 6, 2002, Tenet announced that it had received an audit request from the Department of Health and Human Services to determine whether certain Medicare outlier payments to Tenet hospitals were paid in accordance with Medicare laws and regulations. Further, Tenet announced on November 7, 2002 that it has restructured executive management. On November 11, 2002, Moody’s Investors Service revised the outlook of Tenet to negative while maintaining its credit rating at Baa3 and Standard and Poors Rating Service downgraded Tenet’s credit rating from BBB to BBB-. At this time, we do not believe that the foregoing developments relating to Tenet will have an adverse impact on Tenet’s ability to make payments to us under our lease agreements.

As of September 30, 2002, we derived 4.7% of our annualized revenue, or $16,000,000, from nine in-patient rehabilitation hospitals leased to HealthSouth Corporation. HealthSouth Corporation recently announced a significantly lower outlook for income as a result of reductions in Medicare reimbursement related to outpatient therapies. After adjusting for reductions in income at our nine rehabilitation hospitals, we believe that seven facilities aggregating 3.6% of our annualized revenue will not require rent reductions, and two facilities aggregating 1.1% of our annualized revenue may require modest rent reductions at lease expiration in 2004 and 2007.

We acquired one hospital as part of the American Health Properties’ acquisition, located in West Valley City near Salt Lake City, UT, that had above-market rent. This facility has consistently performed well. Recently, we concluded an agreement to renew the lease from 2003 through 2017 at a rate commensurate with market conditions, which will result in an annual reduction in rent of approximately $2,000,000 as of July 2002. The agreement requires funding up to $12,000,000 for capital additions for the facility over the next three years without an increase in rent, resulting in an overall reduction in earnings of $2,800,000 per year when the capital additions are complete.

Long-Term Care and Assisted Living Operators

Twenty-six percent of our revenue as of September 30, 2002, is derived from the long-term care sector. We have observed an improvement in occupancies and operations at many of our long-term care facilities in the past two years. However, access to affordable liability insurance, a nursing shortage, and adequacy of Medicare and Medicaid reimbursements, continue to present significant challenges for the long-term care industry. Although some states have improved Medicaid reimbursement, the economic slowdown has placed pressure on many state budgets, which could slow rate increases planned for 2002 and 2003. Laws supporting certain Medicare reimbursements expired October 1, 2002. This has resulted in an approximate 10% reduction in average Medicare payments. Congress may pass legislation in the next several months restoring some of this reduction. We believe that already low margins in the long-term care sector will narrow further beginning October 1, 2002.

As of September 30, 2002, we derived 13% of our annualized revenue from the assisted living industry. This sector has been challenged by overbuilding, slow fill-up, rising insurance costs and higher operating costs associated with increased acuity of residents. Development of new assisted living facilities has slowed significantly, and occupancy rates and bottom line performance are improving, albeit slower than operators had forecasted. Recently, several operators have expanded their portfolios via acquisitions of existing assisted living facilities, indicating a positive signal for the industry. Some operators have now produced positive operating cash flows for their portfolios and others are approaching this milestone.

Managed Medical Office And Clinic Portfolio

Our 4,507,000 square foot managed medical office building, health care laboratory and biotech research facility and physician group practice clinic portfolio produced approximately 18% of our annualized revenue as of September 30, 2002. Occupancy for this portfolio decreased from 91% to 89% due to early vacancies of four single tenant physician clinic facilities totaling 90,000 square feet.

PORTFOLIO OVERVIEW:
(Dollar amounts in thousands, except per bed and per square foot data)

	Long-Term Care Facilities	Acute Care Hospitals	Medical Office Building	Assisted Living Facilities	Retirement Living Communities	Rehabilitation Hospitals	Physician Group Practice Clinics	Healthcare Laboratory and Biotech Research	Portfolio Total	Percent age of Portfolio Total	Managed Portfolio (3)
Annualized Revenue by State(1)
California	$5,744	$29,113	$11,312	$5,346	$—	$—	$4,459	$—	$55,974	16.5%
Texas	4,282	6,970	10,761	11,537	5,451	1,753	—	—	40,754	12.0%
Indiana	19,706	—	6,824	1,504	—	—	—	—	28,034	8.3%
Florida	5,335	7,562	1,595	2,517	6,287	2,250	2,442	—	27,988	8.3%
Utah	514	6,248	11,734	—	—	—	—	6,325	24,821	7.3%
North Carolina	4,515	7,805	—	1,433	—	—	533	—	14,286	4.2%
Tennessee	10,991	—	1,310	5	—	—	1,377	—	13,683	4.0%
Other (35 States)	38,136	22,283	24,446	22,706	10,277	11,954	3,130	—	132,932	39.4%

Grand Total (42 States)	$89,223	$79,981	$67,982	$45,048	$22,015	$15,957	$11,941	$6,325	$338,472	100.0%	$60,070

Percentage of Total Revenue	26.4%	23.6%	20.1%	13.3%	6.5%	4.7%	3.5%	1.9%	100.0%		17.7%
Investment(2)	$701,784	$675,929	$710,127	$439,182	$216,349	$113,977	$143,212	$63,124	$3,063,684		$666,462
Return on Investments(4)	12.7%	12.2%	9.6%	10.3%	10.2%	14.0%	8.3%	10.0%	11.1%		9.0%
Number of Properties	183	21	85	88	14	9	35	7	442		99
Vacant Properties	3	—	—	—	—	—	5	—	8		—
Number of Beds/Units	22,354	2,785	—	7,024	4,237	685	—	—	37,085		—
Number of Square Feet	6,860,000	2,939,000	4,891,000	4,919,000	5,215,000	708,000	986,000	468,000	26,986,000		4,507,000
Investment per Bed/Unit(4)	$31	$237	$—	$63	$51	$166	$—	$—			$—
Investment per Square Foot(4)	$102	$233	$145	$89	$42	$161	$145	$135			$148
Occupancy Data-Current Quarter(5)	81%	58%	—	79%	90%	76%	—	—			89%
Occupancy Data-Prior Quarter(5)	81%	58%	—	79%	84%	76%	—	—			91%
Cash Flow Coverage
Before Management Fees	1.8	4.6	—	1.1	1.6	3.9	—	—	2.7
After Management Fees	1.4	4.2	—	0.9	1.3	3.7	—	—	2.4

(1)
Annualized rental income, interest income, and net operating income (NOI) on managed portfolio on total investments above. Annualized amounts do not reflect the impact of the reclassification of discontinued operations in accordance with Statement 144.

(2)
Includes partnership and limited liability company investments and incorporates all partners’ and members’ assets and construction commitments as well as our investment in unconsolidated joint ventures. Construction in process and related land purchases total $22,031.

(3)	Includes managed Medical Office Buildings, Physician Group Practice Clinics, and Healthcare Laboratory and Biotech Research included in the preceding totals.
(4)	Excludes facilities under construction.
(5)	Excludes facilities under construction, newly completed facilities under start up, vacant facilities and facilities where the data is not available or not meaningful.

PORTFOLIO BY OPERATOR / TENANT:
(Dollar amounts in thousands)

Operator/Tenant (1)	Revenue (2)	Percentage
Tenet Healthcare	$57,065	16.9%
American Retirement Corp.	20,942	6.2%
HealthSouth Corporation	17,010	5.0%
Emeritus Corporation	16,557	4.9%
Kindred Healthcare, Inc.	16,398	4.8%
HCA Inc.	15,206	4.5%
Beverly Enterprises	11,991	3.5%
Centennial Healthcare	10,635	3.1%
Not-For-Profit Investment Grade Tenants	6,231	1.8%
Other Publicly Traded Operators or Guarantors (15 Operators)	39,597	11.7%
Other Non Public Operators and Tenants	126,840	37.6%

Grand Total	$338,472	100.0%

OPERATORS / PROPERTIES AT RISK(3):

Operator	Annual Rental Income to HCPI
Centennial Healthcare	$10,635
Sun Healthcare Group	2,441
Integrated Health Services	1,720
Beverly Enterprises	1,180
Other Non Public Operators and Tenants	756

$16,732

Percent of Revenue	4.9%

Near Term Potential Future Rent Reduction From the Above Operators	$2,000

Percent of Revenue	0.6%

(1)	At September 30, 2002, the Company had approximately 97 health care operators and approximately 650 leases in the managed portfolio.
(2)
Annualized rental income, interest income, and net operating income (NOI) on managed portfolio on total investments above. Annualized amounts do not reflect the impact of the reclassification of discontinued operations in accordance with Statement 144.

(3)	Updated from October 22, 2002 earnings press release to reflect most current available information.

RENEWAL INFORMATION:
(Dollar amounts in thousands)

	Lease Expirations and Mortgage Maturities
Year	Annualized Revenue (1) (2)	Percentage
2002	$82	0.1%
2003	3,838	1.1%
2004(3)	59,671	17.6%
2005(3)	26,836	7.9%
2006	16,218	4.8%
Thereafter	231,827	68.5%

Grand Total	$338,472	100.0%

SAME STORE GROWTH:
(Dollar amounts in thousands)

Rent Growth on Comparable Facilities for the
Nine Months Ended September 30, 2002 vs. September 30, 2001

Triple Net Properties:
Number of Facilities	267
Revenue Increase	$94

Managed Properties:
Number of Facilities	83
Occupancy Percentage at September 30, 2002	87%
Occupancy Percentage Change from September 30, 2001	(4%)
Net Operating Income Increase	$2,238

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

(3)    $43,819 and $10,383 for 2004 and 2005, respectively, of this revenue relates to eight hospitals leased to Tenet.

LEASE UP STATISTICS ON NEW ASSISTED LIVING FACILITIES:
(Dollar amounts in thousands)

Occupancy	Facilities	Average Months in Operation	Annualized Rents	Percent of Annualized Revenue
0% - 50%	1	31.0	$890	0.26%
50% - 70%	2	32.0	1,200	0.35%
70% - 90%	5	44.4	2,535	0.75%

				1.36%

CAPITAL EXPENDITURES:

	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002
Acquisitions	$156,000	$331,000
Construction in Progress(1)	$6,831	$21,296
Rentable Square footage Acquired(2)	4,526	5,927

RETAINED FUNDS FROM OPERATIONS:

	Current Quarter	Prior Quarter
Retained Funds From Operations	$3,052	$5,771
Inception-to-Date of Funds From Operations Retained	$180,461	$177,409
Dividends Paid Percentage Since Inception	86.1%	86.83%

(1)	Includes $8,654 related to a facility that was transferred out of construction in progress as rent commenced in August.
(2)	Excludes facilities under construction.

CAUTIONARY LANGUAGE REGARDING FORWARD LOOKING STATEMENTS

Statements in this Quarterly Report that are not historical factual statements are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The statements include, among other things, statements regarding our intent, belief or expectations and can be identified by the use of terminology such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “should” and other comparable terms or the negative thereof. In addition, we, through our senior management, from time to time make forward looking oral and written public statements concerning our expected future operations and other developments. Readers are cautioned that, while forward looking statements reflect our good faith belief and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties. Actual results may differ materially from the expectations contained in the forward looking statements as a result of various factors. In addition to other factors set forth in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2001and other documents we file with the Securities and Exchange Commission, readers should consider the following:

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

At September 30, 2002, we are exposed to market risks related to fluctuations in interest rates only on $4,290,000 of variable rate mortgage notes payable and $213,500,000 of variable rate bank debt out of our portfolio of real estate of $3,064,000,000.

Fluctuation in the interest rate environment will not affect our future earnings and cash flows on our fixed rate debt until that debt matures and must be replaced or refinanced. Interest rate changes will affect the fair value of the fixed rate instruments. Conversely, changes in interest rates on variable rate debt would change our future earnings and cash flows, but not affect the fair value on those instruments. Assuming a one percentage point increase in the interest rate related to the variable rate debt including the mortgage notes payable and the bank lines of credit, and assuming no change in the outstanding balance as of year end, interest expense for 2002 would increase by approximately $2,178,000.

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

	Maturity
	2002	2003	2004	2005	2006	Thereafter	Total	FairValue
	(Amounts in thousands, except percentages)
ASSETS
Mortgage Loans Receivable					$40,837	$102,036	$142,873	$145,357
Weighted Average Interest Rate					9.75%	10.59%	10.35%
LIABILITIES
Variable Rate Debt:

Bank Notes Payable				$213,500			$213,500	$213,500
Weighted Average Interest Rate				3.32%			3.32%

Mortgage Notes Payable					$4,290		$4,290	$4,290
Weighted Average Interest Rate					3.25%		3.25%

Fixed Rate Debt:
Senior Notes Payable		$31,000	$92,000	$231,000	$135,000	$407,465	$896,465	$963,841
Weighted Average Interest Rate		7.09%	7.78%	6.87%	6.73%	7.21%	7.11%

Mortgage Notes Payable	$345	$8,318	$9,632	$13,795		$142,158	$174,248	$195,618
Weighted Average Interest Rate	9.00%	8.52%	7.59%	8.76%		8.10%	8.14%

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

In April 2002, the FASB released Statement of Financial Accounting Standard No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (Statement 145), effective with fiscal years beginning after May 15, 2002. These Statements primarily relate to the extinguishment of debt and lease accounting. In June 2002, the FASB released Statement of Financial Accounting Standard No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” effective with fiscal years beginning after December 31, 2002 with early application encouraged. In October 2002, the FASB released Statement of Financial Accounting Standard No. 147 “Acquisition of Certain Financial Institutions” which is an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9 (effective for acquisitions on or after October 1, 2002). The effect of these pronouncements on our financial statements is not expected to be material.

Item 4.     CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date we completed our evaluation.

PART II. OTHER INFORMATION

Item 5.     OTHER INFORMATION

On October 7, 2002, James F. Flaherty III was elected by our Board of Directors to the position of President and Chief Operating Officer and was also elected as a Director. We currently expect that Mr. Flaherty will become our Chief Executive Officer at or about the time of our Annual Meeting of Stockholders in 2003. Kenneth B. Roath, our Chairman and Chief Executive Officer, is expected to remain Chairman following the 2003 stockholders meeting.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K (Update Pending)

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

3.4
Amendment No. 2 to Second Amended and Restated Bylaws of HCPI (incorporated by reference to exhibit 3.4 of HCPI’s registration statement on form S-3 filed August 30, 2002, registration number 333-99063).

3.5	Amendment No. 3 to Second Amended and Restated Bylaws of HCPI.

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

4.13
Acknowledgment and Consent dated as of June 12, 2002 by and among Merrill Lynch Private Finance Inc., The Boyer Company, L.C., HCPI/Utah, LLC, the unitholders of HCPI/Utah, LLC. and HCPI (incorporated by reference to exhibit 4.13 to HCPI’s quarterly report on Form 10-Q for the period ended June 30, 2002).

4.14
Acknowledgment and Consent dated as of June 12, 2002 by and among Merrill Lynch Private Finance Inc., The Boyer Company, L.C., HCPI/Utah II, LLC, the unitholders of HCPI/Utah II, LLC. and HCPI (incorporated by reference to exhibit 4.1 to HCPI’s quarterly report on Form 10-Q for the period ended June 30, 2002).

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

10.16
Amended and Restated Limited Liability Company Agreement dated January 20, 1999of HCPI/Utah, LLC (incorporated by reference to exhibit 10.16 to HCPI’s annual report on Form 10-K for the year ended December 31, 1998).

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

10.21
Amended and Restated Limited Liability Company Agreement dated August 17, 2001of HCPI/Utah II, LLC (incorporated by reference to exhibit 10.21 to HCPI’s annual report on Form 10-K for the year ended December 31, 2001).

10.22
First Amendment to Amended and Restated Limited Liability Company Agreement dated October 30, 2001of HCPI/Utah II, LLC (incorporated by reference to exhibit 10.22 to HCPI’s annual report on Form 10-K for the year ended December 31, 2001).

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

10.24	Employment Agreement dated October 8, 2002 between HCPI and James F. Flaherty III.*

10.25	Amendment to Employment Agreement dated October 8, 2002 between HCPI and Kenneth B. Roath.*

10.26
Revolving Credit Agreement, dated as of October 11, 2002, among HCPI, each of the banks identified on the signature pages hereof, The Bank of New York, as agent for the banks and as issuing bank, Bank of America, N.A. and Wachovia Bank, N.A., as syndicating agents, Wells Fargo Bank, N.A., as documentation agent, with Credit Suisse First Boston, Deutche Bank A.G. and Fleet National Bank as managing agents, and BNY Capital Markets, Inc., as lead arranger and book runner.

*	Management Contract or Compensatory Plan or Arrangement.

b)      Reports on Form 8-K:

(i)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 12, 2002, regarding HCPI’s Regulation FD Disclosure.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2002	HEALTH CARE PROPERTY INVESTORS, INC. (REGISTRANT)

/s/ James G. Reynolds
James G. Reynolds Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Devasis Ghose
Devasis Ghose Senior Vice President-Finance and Treasurer (Principal Accounting Officer)

Certification Form
Section 302 Sarbanes-Oxley Act of 2002 (Exchange Act Rules 13a-14 and 15d-14)

CERTIFICATIONS

I, Kenneth B. Roath,certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Health Care Property Investors, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

/s/ KENNETH B. ROATH
Kenneth B. Roath Chairman and Chief Executive Officer

1

Certification Form
Section 302 Sarbanes-Oxley Act of 2002 (Exchange Act Rules 13a-14 and 15d-14)

CERTIFICATIONS

I, James G. Reynolds, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Health Care Property Investors, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

/s/ JAMES G. REYNOLDS
James G. Reynolds Executive Vice President and Chief Financial Officer

2