Form 10-K
period 2002-12-31
HEALTH CARE PROPERTY INVESTORS INC
filed 2003-02-20
CIK 765880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                   to

Commission file number 1-8895

HEALTH CARE PROPERTY INVESTORS, INC.

(Exact name of registrant as specified in its charter)

Maryland	33-0091377
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4675 MacArthur Court; Suite 900 Newport Beach, California	92660
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (949) 221-0600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock* 7 7/8% Series A Cumulative	New York Stock Exchange
Redeemable Preferred Stock	New York Stock Exchange
8.70% Series B Cumulative
Redeemable Preferred Stock 8.60% Series C Cumulative	New York Stock Exchange
Redeemable Preferred Stock	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒  No  ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $2,454,696,000

As of February 14, 2003, there were 59,672,500 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant’s 2003 Annual Meeting of Stockholders have been incorporated into Part III of this Report.

PART I

Item 1. BUSINESS

Health Care Property Investors, Inc. (HCPI), a Maryland corporation, was organized in March 1985 to qualify as a real estate investment trust (REIT). We invest in health care related real estate located throughout the United States, including long-term care facilities, acute care and rehabilitation hospitals, medical office buildings, assisted living facilities, retirement living communities, health care laboratory and biotech research facilities, physician group practice clinics and health and wellness centers. We commenced business nearly 18 years ago, making us the second oldest REIT specializing in health care real estate.

As of December 31, 2002, our gross investment in our properties, including partnership interests and mortgage loans, was approximately $3.1 billion. Our portfolio of 463 owned properties in 43 states consisted of:

•	184 long-term care facilities

•	101 assisted living facilities

•	85 medical office buildings

•	35 physician group practice clinics

•	22 acute care hospitals

•	14 retirement living communities

•	Nine rehabilitation hospitals

•	Eight health care laboratory and biotech research facilities

•	Five health and wellness centers

The average age of our properties is 17 years. As of December 31, 2002, approximately 58% of our annualized revenue was derived from properties operated by publicly traded health care providers.

Our senior debt is rated BBB+ by both Standard & Poor’s and Fitch and Baa2 by Moody’s and has been rated medium investment grade continuously since 1986, when we first received a bond rating. Our average annual return to stockholders, assuming reinvestment of dividends and before stockholders’ income taxes, was approximately 17.2% over the period from our initial public offering in May 1985 through December 31, 2002.

References herein to “HCPI”, “the Company”, “we”, “us” and “our” include Health Care Property Investors, Inc. and our wholly-owned subsidiaries and consolidated joint ventures and partnerships, unless the context otherwise requires.

For purposes of this report, “annualized revenue” is intended to be an estimate of our revenue for the 12 months ending December 31, 2003 for assets owned on December 31, 2002 and is calculated as follows:

(a)	base rents, interest or, in the case of our managed properties, net operating income, to be accrued by us during 2003 under existing contracts; plus

(b)	additional rents accrued by us during the 12 months ended December 31, 2002, which were approximately $25 million in the aggregate; plus or minus

(c)	adjustments for: completed asset dispositions; known or expected changes in rent due to contract expirations or rent resets during 2003; and known or expected rent reductions.

We calculate the net operating income of our managed properties by subtracting from contractual rent the anticipated expenses not covered by the tenant under the gross leases underlying such properties. See “Leases and Loans” below.

You can access free of charge a copy of the periodic and current reports we file with the SEC on our website at www.hcpi.com. Our periodic and current reports are made available on our website as soon as reasonably practicable after these reports are filed with the SEC.

Our Properties

Portfolio

As of December 31, 2002, of the 463 properties in our portfolio, we had an ownership interest in 419 properties located in 41 states. We leased 317 of these properties pursuant to long-term triple net leases to 89 health care providers. Under a triple net lease, in addition to the rent obligation, the lessee is responsible for all operating expenses of the property such as utilities, property taxes, insurance and repairs and maintenance. The most significant lessees under triple net leases include the following companies or their affiliates:

•	Tenet Healthcare Corporation (Tenet)

•	American Retirement Corporation (ARC)

•	Emeritus Corporation (Emeritus)

•	HealthSouth Corporation (HealthSouth)

•	Kindred Healthcare, Inc. (Kindred)

•	HCA Inc. (HCA)

•	Beverly Enterprises, Inc. (Beverly)

The remaining 102 owned properties are medical office buildings, physician clinics, health care laboratory and biotech research facilities and surgery centers with triple net, gross or modified gross leases with multiple tenants which are managed by independent property management companies on our behalf. Under gross or modified gross leases, we may be responsible for property taxes, repairs and maintenance and/or insurance on those properties.

We also hold loans on 44 properties that are owned and operated by 14 health care providers including ARC, Beverly and Emeritus. We have provided secured loans in the amount of $276,648,000 on these properties, including 16 long-term care facilities, 16 assisted living facilities, three acute care hospitals and nine retirement living communities. At December 31, 2002, the remaining balance on these secured loans totaled $275,905,000.

Tenet, ARC and Emeritus account for 16.3%, 7.1% and 5.4% of our annualized revenue, respectively. No other single lessee or operator accounts for more than 5.0% of our annualized revenue as of the year ended December 31, 2002.

Equity Investments

Of the 419 health care facilities in which we had an ownership interest as of December 31, 2002, we own 100% of 344 facilities, including:

•	144 long-term care facilities

•	81 assisted living facilities

•	59 medical office buildings

•	35 physician group practice clinics

•	17 acute care hospitals

•	five retirement living communities

•	three rehabilitation hospitals

At December 31, 2002, we also had interests in several limited liability companies and partnerships that together own 84 facilities and one mortgage as further discussed below under “Investments in Consolidated and Non-Consolidated Joint Ventures.”

The following is a summary of our properties grouped by type of facility and equity interest as of December 31, 2002:

Facility Type	Equity Interest Percentage	Number of Facilities	Number of Beds/ Units (3)	Total Investments (4)	Annualized Revenue (1)
			(Dollar amounts in thousands)
Long-Term Care Facilities (2)	100%	159	19,743	$633,282	$76,166
Long-Term Care Facilities	77-80%	25	2,778	72,624	9,670

		184	22,521	705,906	85,836

Acute Care Hospitals	100%	20	2,453	640,252	74,772
Acute Care Hospitals	77%	2	356	42,807	8,254

		22	2,809	683,059	83,026

Medical Office Buildings	100%	59	—	543,487	52,699
Medical Office Buildings	54-90%	31	—	178,489	17,704

		90	—	721,976	70,403

Assisted Living Facilities	100%	97	8,002	469,065	48,643
Assisted Living Facilities	45-50%	4	412	1,081	—

		101	8,414	470,146	48,643

Retirement Living Communities	100%	5	1,086	91,416	9,678
Retirement Living Communities (5)	9.8%	9	3,151	128,735	16,140

		14	4,237	220,151	25,818

Rehabilitation Hospitals	100%	3	248	41,805	6,108
Rehabilitation Hospitals	90-97%	6	437	72,174	9,932

		9	685	113,979	16,040

Physician Group Practice Clinics	100%	35	—	138,228	11,483

Health Care Laboratory and Biotech Research Facilities	54%	8	—	66,685	6,587

Totals		463	38,666	$3,120,130	$347,836

(1)	“Annualized revenue” is calculated as follows:
(a)	base rents, interest or, in the case of our managed properties, net operating income, to be accrued by us during 2003 under existing contracts; plus
(b)	additional rents accrued by us during the 12 months ended December 31, 2002, which were approximately $25 million in the aggregate; plus or minus
(c)	adjustments for: completed asset dispositions; known or expected changes in rent due to contract expirations or rent resets during 2003; and known or expected rent reductions.

We calculate the net operating income of our managed properties by subtracting from contractual rent the anticipated expenses not covered by the tenant under the gross leases underlying such properties. See “Leases and Loans” below.

(2)	Includes $8,540 of anticipated annualized revenue on leases of the Centennial and Sun properties discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(3)	Assisted living facilities are apartment-like facilities and are therefore stated in units (studio, one or two bedroom apartments) in order to indicate facility size. Medical office buildings (including health and wellness centers), physician group practice clinics and health care laboratory and biotech research facilities are measured in square feet and encompass approximately 5,081,000 square feet, 986,000 square feet and 510,000 square feet, respectively. Long-term care facilities, acute care hospitals and rehabilitation hospitals are measured by licensed bed count.
(4)	Includes partnership and limited liability company investments, and incorporates all partners’ and members’ assets and construction funded as well as our investment in unconsolidated joint ventures.
(5)	Includes a $125 million investment in nine facilities owned by ARC comprised of a $113 million loan and a 9.8% ownership interest in seven limited liability companies, which own a total of nine retirement living communities. See Note 6 to the Consolidated Financial Statements for discussion of our investment with ARC.

Property Types

The following paragraphs describe each type of property.

Long-Term Care Facilities. We have invested in 184 long-term care facilities. Various health care providers operate these facilities. Long-term care facilities offer restorative, rehabilitative and custodial nursing care for people not requiring the more extensive and sophisticated treatment available at acute care hospitals. Ancillary revenues and revenue from subacute care services are derived from providing services to residents beyond room and board and include occupational, physical, speech, respiratory and IV therapy, wound care, oncology treatment, brain injury care and orthopedic therapy as well as sales of pharmaceutical products and other services. Certain long-term care facilities provide some of the foregoing services on an out-patient basis. Long-term care facilities are designed to supplement hospital care and many have transfer agreements with one or more acute care hospitals. These facilities depend to some degree upon referrals from practicing physicians and hospitals. Long-term care services are paid for either by private sources, or through the federal Medicare and state Medicaid programs.

Long-term care facilities generally provide patients with accommodation, complete medical and nursing care, and rehabilitation services including speech, physical and occupational therapy. As a part of the Omnibus Budget Reconciliation Act (OBRA) of 1981, Congress established a waiver program under Medicaid to offer an alternative to institutional long-term care services. The provisions of OBRA and the subsequent OBRA Acts of 1987 and 1990 allow states, with federal approval, greater flexibility in program design as a means of developing cost-effective alternatives to delivering services traditionally provided in the long-term care setting. This was a contributing factor to the past increase in the number of assisted living facilities, which adversely affected some long-term care facilities as some individuals chose the residential environment and lower cost delivery system provided in the assisted living setting.

Acute Care Hospitals. We have an interest in 19 general acute care hospitals and three long-term acute care hospitals. Acute care hospitals offer a wide range of services such as fully-equipped operating and recovery rooms, obstetrics, radiology, intensive care, open heart surgery and coronary care, neurosurgery, neonatal intensive care, magnetic resonance imaging, nursing units, oncology, clinical laboratories, respiratory therapy, physical therapy, nuclear medicine, rehabilitation services and outpatient services.

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

Medical Office Buildings. We have investments in 90 medical office buildings, including five health and wellness centers. Many of these buildings are located adjacent to, or on the campus of, acute care hospitals. Medical office buildings contain physicians’ offices and examination rooms, and may also include pharmacies, hospital ancillary service space and day-surgery operating rooms. Health and wellness centers provide testing and preventative health maintenance services. Medical office buildings require more extensive plumbing, electrical, heating and cooling capabilities than commercial office buildings for sinks, brighter lights, special equipment and biological waste mechanisms required for the proper operation of a medical office. Of our owned medical office buildings and health and wellness centers, 23 are master leased on a triple net basis while 67 are managed by third party property management companies and are leased under triple net, gross or modified gross leases under which we are responsible for certain operating expenses.

Assisted Living Facilities. We have investments in 101 assisted living facilities offering studio, one bedroom and two bedroom apartments on a month-to-month basis primarily to individuals who are over 75 years of age with various levels of assistance requirements. More ambulatory residents are provided meals and eat in a central dining area; they may also be assisted with some daily living activities with programs and services that allow residents certain conveniences and make it possible for them to live independently; staff is also available when residents need assistance and for group activities. Services provided to residents who require more assistance with daily living activities, but who do not require the constant supervision other long-term care facilities provide include personal supervision and assistance with eating, bathing, grooming and administering medication. Charges for room and board are generally paid from private sources.

Retirement Living Communities. We have investments in 14 retirement living communities. These communities are large, upscale residential communities in a congregate care and continuing care living setting combined with onsite amenities and services. Residents are provided the comfort, security and convenience of residing within an aging in place environment, eliminating the need to seek further resident appropriate levels of care. Ancillary and health care services are available at those properties that provide nursing and assisted living care. The full continuum of senior living environment includes independent living apartments and cottages, assisted living and, in some communities, skilled nursing and Alzheimer’s care. Various accommodation terms are available to residents, including monthly rentals, rental life care, fully refundable entrance fees, non-refundable endowments, cooperatives, and condominiums.

Rehabilitation Hospitals. We have investments in nine rehabilitation hospitals. These hospitals provide inpatient and outpatient care for patients who have sustained traumatic injuries or illnesses, such as spinal cord injuries, strokes, head injuries, orthopedic problems, work related disabilities and neurological diseases, as well as treatment for amputees and patients with severe arthritis. Rehabilitation programs encompass physical, occupational, speech and inhalation therapies, rehabilitative nursing and other specialties. Services are paid for by the patient or the patient’s family, third party payors (e.g., insurance and HMOs), or through the federal Medicare program.

Physician Group Practice Clinics. We have investments in 35 physician group practice clinic facilities that are leased to 13 different tenants. These clinics generally provide a broad range of medical services through organized physician groups representing various medical specialties. Each clinic facility is generally leased to a single lessee under a triple net or modified gross lease.

Health Care Laboratory and Biotech Research Facilities. We have investments in eight health care laboratory and biotech research facilities. These facilities are located on a research campus of a major university. The facilities are designed for and accommodate research and development in the biopharmaceutical industry, drug discovery and development, and predictive and personalized medicine. The facilities are leased to two tenants on a long-term basis.

The following table shows, with respect to each property type, the location by state, the number of beds/units, recent occupancy levels, patient revenue mix, Annualized Revenue and information regarding remaining lease terms.

Facility Location	Number of Facilities	Number of Beds/ Units (3)	Average Occupancy (4)	High Quality Revenue Mix (5)	Annualized Revenue (1)	Average Remaining Term (6)
					(Thousands)	(Years)
Long-Term Care Facilities (8)
Alabama	2	306	92%	32%	$1,411	7
Arizona	3	428	62	33	1,325	6
Arkansas (2)	8	765	53	31	1,332	4
California (2)	16	1,599	84	51	5,306	11
Colorado (2)	7	1,055	86	41	5,218	8
Florida (2)	9	931	92	40	5,470	3
Indiana (2)	34	4,243	80	55	17,917	9
Kansas (2)	3	299	97	48	951	5
Kentucky	6	455	95	44	2,481	10
Louisiana	2	235	88	19	655	16
Maryland	3	438	77	33	1,963	15
Massachusetts	5	615	83	41	2,220	10
Michigan (2)	5	574	90	46	2,067	6
Nevada	2	266	94	63	1,751	7
North Carolina (2)	10	1,166	90	44	3,833	4
Ohio	12	1,543	84	49	8,184	9
Oklahoma	12	1,395	89	77	493	6
Tennessee	13	2,192	81	41	11,054	8
Texas	10	1,259	66	45	4,296	8
Washington	2	252	74	85	458	9
Wisconsin (2)	7	1,009	78	45	3,120	4
Other (13 States)	13	1,496	84	45	4,331	9

Sub-Total	184	22,521	81	47	85,836	8

Acute Care Hospitals
Arizona	2	45	94	100	495	10
California	4	828	58	100	28,922	2
Louisiana	2	325	41	100	5,585	3
South Carolina	2	174	22	100	2,755	3
Texas	5	293	54	100	6,893	4
Other (7 States)	7	1,144	61	100	38,376	4

Sub-Total	22	2,809	55%	100	$83,026	3

Medical Office Buildings (7)
Arizona	9	—	—	—	$3,383	6
California	9	—	—	—	10,824	5
Connecticut	2	—	—	—	704	16
Florida	5	—	—	—	1,537	4
Indiana	13	—	—	—	6,723	5
Massachusetts	2	—	—	—	2,279	8
Minnesota	2	—	—	—	2,456	5
Nevada	2	—	—	—	4,889	14
New Jersey	2	—	—	—	2,711	3
Rhode Island	2	—	—	—	526	16
Texas	11	—	—	—	10,983	4
Utah	20	—	—	—	11,824	7
Other (11 States)	11	—	—	—	11,564	7

Sub-Total	90	—	—	—	70,403	6

Facility Location	Number of Facilities	Number of Beds/ Units (3)	Average Occupancy (4)	High Quality Revenue Mix (5)	Annualized Revenue (1)	Average Remaining Term (6)
					(Thousands)	(Years)
Assisted Living Facilities (5)
California	9	700	92	100	5,927	12
Florida	15	1,568	80	99	4,769	12
Idaho	2	124	92	95	532	11
Indiana	4	378	—	—	1,513	10
Kansas	3	286	76	88	1,446	15
Louisiana	3	240	84	100	1,720	11
Michigan	3	320	98	100	1,046	10
New Jersey	4	352	74	84	2,625	9
New Mexico	2	285	77	100	2,221	9
North Carolina	3	230	86	98	1,443	8
Ohio	3	375	71	100	2,455	11
Pennsylvania	3	232	84	100	2,083	6
South Carolina	4	196	78	100	1,269	12
Texas	22	1,660	77	93	11,630	10
Washington	4	320	92	70	1,899	9
Other (17 States)	17	1,148	79	88	6,065	9

Sub-Total	101	8,414	81%	95	$48,643	10

Retirement Living Communities (8)
Florida	3	1,199	91%	98%	$7,276	9
South Carolina	2	454	65	90	3,129	9
Texas	4	979	91	100	6,155	10
Other (5 States)	5	1,605	93	97	9,258	5

Sub-Total	14	4,237	89	98	25,818	8

Rehabilitation Facilities
Arkansas	2	120	78	100	3,182	6
Kansas	2	145	63	100	3,735	3
Other (5 States)	5	420	79	100	9,123	6

Sub-Total	9	685	75	100	16,040	5

Physician Group Practice Clinics
California	2	—	—	—	4,789	7
Florida	9	—	—	—	2,500	6
Georgia	2	—	—	—	—	5
North Carolina	2	—	—	—	191	2
Oklahoma	4	—	—	—	202	6
Tennessee	4	—	—	—	1,428	9
Texas	4	—	—	—	—	—
Wisconsin	6	—	—	—	1,717	12
Other (2 States)	2	—	—	—	656	3

Sub-Total	35	—	—	—	11,483	8

Health Care Laboratory and Biotech Research
Utah	8	—	—	—	6,587	11

Sub-Total	8	—	—	—	6,587	11

TOTAL FACILITIES	463	38,666	—	—	$347,836	7

(1)	“Annualized revenue” is calculated as follows:
(a)	base rents, interest or, in the case of our managed properties, net operating income, to be accrued by us during 2003 under existing contracts; plus
(b)	additional rents accrued by us during the 12 months ended December 31, 2002, which were approximately $25 million in the aggregate; plus or minus
(c)	adjustments for: completed asset dispositions; known or expected changes in rent due to contract expirations or rent resets during 2003; and known or expected rent reductions.

We calculate the net operating income of our managed properties by subtracting from contractual rent the anticipated expenses not covered by the tenant under the gross leases underlying such properties. See “Leases and Loans” below.

(2)	Includes $8,540 of anticipated annualized revenue in Arkansas, California, Colorado, Florida, Indiana, Kansas, Michigan, North Carolina and Wisconsin on leases with the Centennial and Sun properties discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(3)	Assisted living facilities are apartment-like facilities and are therefore stated in units (studio, one or two bedroom apartments) in order to indicate facility size. Medical office buildings (including wellness centers), physician group practice clinics and health care laboratory and biotech research facilities are measured in square feet and encompass approximately 5,081,000 square feet, 986,000 square feet and 510,000 square feet, respectively. Long-term care facilities, acute care hospitals and rehabilitation hospitals are measured by licensed bed count.
(4)	This information is derived from information provided by our lessees for the most recently provided quarter through September 30, 2002. Excluded are facilities under construction, newly completed facilities under start-up, vacant facilities, and facilities where the data is not available or not meaningful. Occupancy computations are weighted by number of beds/units. Long-Term Care Facilities are computed using available beds which can sometimes be less than the number of licensed beds a facility may have. All occupancy percentages represent performance by our lessees’ health care operations and occupancy for medical office buildings, physician group practice clinics and health care laboratory and biotech research facilities do not apply as many of these facilities are master-leased.
(5)	This information is derived from information provided by our lessees for the most recently provided quarter through September 30, 2002. Excluded are facilities under construction, newly completed facilities under start up, vacant facilities and facilities where the data is not available or not meaningful. The high quality revenue mix is the percentage of revenues not originating from Medicaid revenues.
(6)	Average Remaining Lease Term calculations are weighted by annualized revenue.
(7)	Includes five health and wellness centers.
(8)	Since December 31, 2001, four properties were recharacterized. Two campuses in South Carolina, previously classified as five assisted living facilities and two long-term care facilities, have been combined into two retirement living communities. In addition, one assisted living facility was reclassified and combined with an already existing long-term care facility.

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

Facility Operators

At December 31, 2002, we had investments in 463 properties located in 43 states and operated by 96 health care operators. In addition, approximately 650 leases are in force in the multi-tenant buildings. Listed below are our major operators, the number of facilities operated by those operators, and the annualized revenue and the approximate percentage of annualized revenue derived from those operators.

Operators	Facilities	Annualized Revenue (1)	Percentage of Total Annualized Revenue
	(Dollar amounts in thousands)

Tenet	9	$56,739	16%
ARC	15	24,780	7
Emeritus	34	18,738	5
HealthSouth	9	17,074	5
Kindred	22	16,487	5
HCA	9	14,724	4
Beverly	23	9,853	3

(1)	“Annualized revenue” is calculated as follows:
(a)	base rents, interest or, in the case of our managed properties, net operating income, to be accrued by the Company during 2003 under existing contracts; plus
(b)	additional rents accrued by the Company during the 12 months ended December 31, 2002, which were approximately $25 million in the aggregate; plus or minus
(c)	adjustments for: completed or planned asset dispositions; known or expected changes in rent due to contract expirations or rent resets during 2003; and known or expected rent reductions by tenants.

We calculate the net operating income of our managed properties by subtracting from contractual rent the anticipated expenses not covered by the tenant under the gross leases underlying such properties. See “Leases and Loans” below.

Tenet, ARC, Emeritus, HealthSouth, Kindred, HCA and Beverly are subject to the informational filing requirements of the Securities Exchange Act of 1934, as amended, and accordingly file periodic financial statements on Form 10-K and Form 10-Q with the Securities and Exchange Commission. We obtained all of the financial and other information relating to these operators listed below from their public reports.

The following table summarizes our major public operators’ assets, stockholders’ equity, interim revenue and net income (or net loss) from continuing operations as of or for the nine months ended September 30, 2002.

Operators	Assets	Stockholders’ Equity (Deficit)	Revenue	Net Income/ (Loss) from Operations
	(Dollar amounts in thousands)
Tenet (1)	$13,923	$5,893	$7,481	$1,269
ARC	860	28	245	(73)
Emeritus	157	(86)	106	1
HealthSouth	7,930	3,964	3,387	455
Kindred	1,598	627	2,510	51
HCA	18,527	5,737	14,705	1,653
Beverly	1,533	321	1,888	25

(1)	The information described above for Tenet is for the six months ended November 30, 2002 or as of

November 30, 2002, as applicable.

The following table summarizes our major public operators’ assets, stockholders’ equity, revenue and net income (or net loss) from continuing operations as of or for the year ended December 31, 2001.

Operators	Assets	Stockholders’ Equity (Deficit)	Revenue	Net Income/ (Loss) from Operations
	(Dollar amounts in millions)
Tenet (1)	$13,814	$5,619	$13,913	$2,094
ARC	850	108	256	(46)
Emeritus	168	(74)	141	7
HealthSouth	7,579	3,797	4,380	434
Kindred (2)	1,509	590	2,329	84
HCA	17,730	4,762	17,953	1,624
Beverly	1,681	296	2,713	(240)

(1)	The information described above for Tenet is for the fiscal year ended May 31, 2002 or as of May 31, 2002, as applicable.
(2)	The information described above for Kindred is for the nine months ended December 31, 2001 or as of December 31, 2001, as applicable. Kindred, formerly Vencor, Inc., was formed in April 2001 upon emerging from bankruptcy.

The current equity market capitalization for each of the operators listed above, based on the closing price of their common stock on February 7, 2003 as reported in the Wall Street Journal, and based on the number of outstanding shares of their common stock as reported in their most recent public filing available is as follows: Tenet, $8.5 billion; HealthSouth, $1.4 billion; Kindred, $280 million; HCA, $20.7 billion; Emeritus, $42.4 million; ARC, $37.4 million; and Beverly, $176.2 million.

Long-Term Care and Assisted Living Operators

Long-Term Care

Approximately 25% of our annualized revenue is currently derived from the long-term care sector. Reduced reimbursements, a nursing shortage and increased liability insurance costs continue to plague the industry. Certain temporary Medicare add-on payments enacted in The Balanced Budget Refinement Act of 1999 and the Medicare, Medicaid and SCHIP Benefit and Protection Act of 2000 expired in October 2002. As a result, Medicare reimbursement to nursing homes declined about 9%, as of October 1, 2002. Other add on payments associated with certain classifications are scheduled to expire October 1, 2003, but there is currently a proposal to defer these cuts until 2005. A planned limitation on patient Medicare rehabilitation therapy procedures scheduled for January 1, 2003 has been delayed until July 2003. It is anticipated that Medicare reimbursement will be further reduced by the therapy cap. The Medicare reimbursement decrease effective October 1, 2002, (but not including future possible reductions) is expected to cause the cash flow coverage of rents (after management fees) of our long-term care facilities on a pro forma basis in the aggregate to decline from 1.4 to 1.2.

Due to economic challenges facing many states, nursing homes will likely continue to be under funded. Some states, such as California, have proposed to reduce Medicaid reimbursement to nursing home providers. Management believes that inadequate Medicare and Medicaid reimbursements and other issues discussed above will cause losses and reduced financial performance for many long-term care facilities and operators.

We cannot assure you that the troubled operations and bankruptcies of certain long-term care operators will not have a material adverse effect on our net income, Funds From Operations (FFO) or the market value of our common stock.

Assisted Living Operators

We currently derive approximately 14% of our annualized revenue from the assisted living industry. This sector has been challenged by overbuilding, slow fill-up, rising insurance costs and higher operating costs associated with increased acuity of residents. Occupancy rates and bottom line performance, including cash flow coverage on rents, are improving. Various operators have continued to expand their portfolios through acquisitions of existing assisted living facilities during this past year and facility new construction continues to remain relatively low, indicating a positive signal for the industry. More operators are reporting positive operating cash flows for their portfolios while others are approaching this milestone.

While improvements are noted for the industry and specific operators, we cannot assure you that the trouble experienced by assisted living operators will not have a material adverse effect on our net income, Funds From Operations (FFO) or the market value of our common stock.

Leases and Loans

The initial base rental rates of the triple net leases of properties we acquired during the three years ended December 31, 2002 have generally ranged from 10% to 13% per annum of the acquisition price of the related property. Initial interest rates on the loans we entered into during the three years ended December 31, 2002 have generally ranged from 8% to 14% per annum. Rental rates vary by lease, taking into consideration many factors, such as:

•	Creditworthiness of the lessee
•	Operating performance of the facility
•	Interest rates at the beginning of the lease
•	Location, type and physical condition of the facility

Certain leases provide for additional rents that are based upon a percentage of increased revenue over specific base period revenue of the leased properties. Others have rent increases based on inflation indices or other factors and some leases and loans have annual fixed rent or interest rate increases (see Note 2 to the Consolidated Financial Statements).

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

The primary or fixed terms of the triple net and modified gross leases generally range from ten to 15 years, and generally have one or more five-year (or longer) renewal options. The weighted average remaining base lease-term on the triple net and modified gross leases is approximately seven years. The primary term of the gross leases to multiple tenants in the medical office buildings range from one to 20 years, with a weighted average of six years remaining on those leases. Obligations under the triple-net leases, in most cases, have corporate parent or shareholder guarantees. Irrevocable letters of credit from various financial institutions and lease deposits back 141 leases and mortgage loans on 15 facilities which generally cover from one to 12 months of lease or loan payments. We require the lessees and mortgagors to renew such letters of credit during the lease or loan term in amounts that may change based upon the passage of time, improved operating cash flows or improved credit ratings.

Based upon information provided to us by lessees or mortgagors, certain facilities are presently underperforming financially. Individual facilities may underperform as a result of inadequate Medicaid reimbursement, low occupancy, less than optimal patient mix, excessive operating costs, other operational issues or capital needs.

Each lessee, at its expense, may make non-capital additions, modifications or improvements to its leased property. All such alterations, replacements and improvements must comply with the terms and provisions of the lease, and become our property upon termination of the lease. Leases generally require the lessee to maintain adequate insurance on the leased property, naming us and any mortgagees as additional insureds. In certain circumstances, the lessee may self-insure pursuant to a prudent program of self-insurance if the lessee or the guarantor of its lease obligations has substantial net worth. In addition, each lease requires the lessee to indemnify us or our affiliates against certain liabilities in connection with the leased property.

Development of Facilities

Since 1987, we have committed to the development of 64 facilities. As of December 31, 2002, we have funded costs of approximately $447 million and have completed 61 facilities of our total development commitment. The completed facilities comprise:

•	35 Assisted living facilities
•	Seven long-term care facilities
•	Eight medical office buildings
•	Five rehabilitation hospitals
•	Five acute care hospitals
•	One health care laboratory and biotech research facility

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

Our build to suit development program generally includes a variety of additional forms of credit enhancement and collateral beyond those provided by the leases. During the development period, we generally require additional security and collateral in the form of more than one of the following:

•	Irrevocable letters of credit from financial institutions;
•	Payment and performance bonds; and
•	Completion guarantees by either one or a combination of the developer/operator’s parent entity, other affiliates or one or more of the individual principals who control the developer/operator.

In addition, before we advance any funds under the development agreement, the developer/operator must provide:

•	Satisfactory evidence in the form of an endorsement to our title insurance policy that no intervening liens have been placed on the property since the date of our previous advance;
•	A certificate executed by the project architect that indicates that all construction work completed on the project conforms with the requirements of the applicable plans and specifications;
•	A certificate executed by the general contractor that all work requested for reimbursement has been completed; and
•	Satisfactory evidence that the funds remaining unadvanced are sufficient for the payment of all costs necessary for the completion of the project in accordance with the terms and provisions of the agreement.

As a further safeguard during the development period, we generally will retain 10% of construction funds incurred until we have received satisfactory evidence that the project will be fully completed in accordance with the applicable plans and specifications. We also monitor the progress of the development of each project and the accuracy of the developer/operator’s draw requests by having our own in-house inspector perform regular on-site inspections of the project prior to the release of any requested funds.

Investments in Consolidated and Non-Consolidated Joint Ventures

    Consolidated Joint Ventures

At December 31, 2002, we also had varying percentage interests in several limited liability companies and partnerships that together own 84 facilities and one mortgage, as further discussed below:

(1)	A 77% interest in a partnership (Health Care Property Partners) which owns two acute care hospitals and 18 long-term care facilities and has one mortgage on a long-term care facility.
(2)	Interests of between 90% and 97% in six partnerships (HCPI/San Antonio Ltd. Partnership, HCPI/Colorado Springs Ltd. Partnership, HCPI/Little Rock Ltd. Partnership, HCPI/Kansas Ltd. Partnership, Fayetteville Health Associates Ltd. Partnership and Wichita Health Associates Ltd. Partnership), each of which was formed to own a comprehensive rehabilitation hospital.
(3)	A 90% interest in a limited liability company (HCPI Indiana, LLC) which owns six medical office buildings.
(4)	A 59% interest in a limited liability company (HCPI Utah, LLC) which owns 18 medical office buildings.
(5)	A 54% interest in a limited liability company (HCPI Utah II, LLC) which owns seven medical office buildings, seven health care laboratory and biotech research facilities and is constructing one health care laboratory and biotech research facility.

    Non-Consolidated Joint Ventures

(6)	An 80% interest in five limited liability companies (Vista-Cal Associates, LLC; Statesboro Associates, LLC; Ft. Worth-Cal Associates, LLC; Perris-Cal Associates, LLC; and Louisiana-Two Associates, LLC) which own an aggregate of six long-term care facilities.
(7)	A 45% – 50% interest in each of four limited liability companies (Seminole Shores Living Center, LLC – 50%; Edgewood Assisted Living Center, LLC – 45%; Arborwood Living Center, LLC – 45%; and Greenleaf Living Center, LLC – 45%) each owning an assisted living facility.
(8)	A 9.8% interest in seven limited liability companies (Fort Austin Real Estate Holdings, LLC; ARC Santa Catalina Real Estate Holdings, LLC; ARC Richmond Place Real Estate Holdings, LLC; ARC Holland Real Estate Holdings, LLC; ARC Sun City Real Estate Holdings, LLC; ARC Lake Seminole Square Real Estate Holdings, LLC; and ARC Brandywine Real Estate Holdings, LLC) which own an aggregate of nine retirement living communities.

Future Acquisitions

We anticipate acquiring additional health care related facilities and leasing them to health care operators or investing in mortgages secured by health care facilities.

Taxation of HCPI

We believe that we have operated in such a manner as to qualify for taxation as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 1985, and we intend to continue to operate in such a manner. No assurance can be given that we have operated or will be able to continue to operate in a manner so as to qualify or to remain so qualified. This summary is qualified in its entirety by the applicable Code provisions, rules and regulations promulgated thereunder, and administrative and judicial interpretations thereof.

If we qualify for taxation as a REIT, we will generally not be required to pay federal corporate income taxes on the portion of our net income that is currently distributed to stockholders. This treatment substantially eliminates the “double taxation” (i.e., at the corporate and stockholder levels) that generally results from investment in a corporation. However, we will be required to pay federal income tax under certain circumstances.

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

There presently are two gross income requirements. First, at least 75% of our gross income (excluding gross income from “prohibited transactions” as defined below) for each taxable year must be derived directly or indirectly from investments relating to real property or mortgages on real property or from certain types of temporary investment income. Second, at least 95% of our gross income (excluding gross income from prohibited transactions) for each taxable year must be derived from income that qualifies under the 75% test and all other dividends, interest and gain from the sale or other disposition of stock or securities. A “prohibited transaction” is a sale or other disposition of property (other than foreclosure property) held for sale to customers in the ordinary course of business.

At the close of each quarter of our taxable year, we must also satisfy four tests relating to the nature of our assets. First, at least 75% of the value of our total assets must be represented by real estate assets, certain stock or debt instruments purchased with the proceeds of a stock offering or long term public debt offering by us (but only for the one year period after such offering), cash, cash items and government securities. Second, not more than 25% of our total assets may be represented by securities other than those in the 75% asset class. Third, of the investments included in the 25% asset class, the value of any one issuer’s securities owned by us may not exceed 5% of the value of our total assets and we may not own more than 10% of the vote or value of the securities of a non-REIT corporation, other than certain debt securities and interests in taxable REIT subsidiaries, as defined below. Fourth, not more than 20% of the value of our total assets may be represented by securities of one or more taxable REIT subsidiaries.

We own interests in various partnerships and limited liability companies. In the case of a REIT that is a partner in a partnership or a member of a limited liability company that is treated as a partnership under the Code, Treasury Regulations provide that for purposes of the REIT income and asset tests, the REIT will be deemed to own its proportionate share of the assets of the partnership or limited liability company and will be deemed to be entitled to the income of the partnership or limited liability company attributable to such share. The ownership of an interest in a partnership or limited liability company by a REIT may involve special tax risks, including the challenge by the Internal Revenue Service (the “Service”) of the allocations of income and expense items of the partnership or limited liability company, which would affect the computation of taxable income of the REIT, and the status of the partnership or limited liability company as a partnership (as opposed to an association taxable as a corporation) for federal income tax purposes. We also own interests in a number of subsidiaries which are intended to be treated as qualified REIT subsidiaries (each a “QRS”). The Code provides that such subsidiaries will be ignored for federal income tax purposes and all assets, liabilities and items of income, deduction and credit of such subsidiaries will be treated as assets, liabilities and such items of ours. If any partnership, limited liability company, or subsidiary in which we own an interest were treated as a regular corporation (and not as a partnership, QRS or taxable REIT subsidiary) for federal income tax purposes, we would likely fail to satisfy the REIT asset tests described above and would therefore fail to qualify as a REIT. We believe that each of the partnerships, limited liability companies, and subsidiaries (other than taxable REIT subsidiaries) in which we own an interest will be treated for tax purposes as a partnership or disregarded entity (in the case of a 100% owned partnership or limited liability company), or QRS, respectively, although no assurance can be given that the Service will not successfully challenge the status of any such organization.

We also own interests in two subsidiaries which are intended to be treated as taxable REIT subsidiaries (each a “TRS”). A REIT may own any percentage of the voting stock and value of the securities of a corporation which jointly elects with the REIT to be a TRS, provided certain requirements are met. A TRS generally may engage in any business, including the provision of customary or noncustomary services to tenants of its parent REIT and of others, except a TRS may not manage or operate a hotel or health care facility. A TRS is treated as a regular corporation and is subject to federal income tax and applicable state income and franchise taxes at regular corporate rates. In addition, a 100% tax may be imposed on a REIT if its rental, service or other agreements with its TRS, or the TRS’s agreements with the REITs tenants, are not on arms’ length terms.

In order to qualify as a REIT, we are required to distribute dividends (other than capital gain dividends) to our stockholders in an amount at least equal to (A) the sum of (i) 90% of our “real estate investment trust taxable income” (computed without regard to the dividends paid deduction and our net capital gain) and (ii) 90% of the net income, if any (after tax), from foreclosure property, minus (B) the sum of certain items of non-cash income. Such distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for such year, if paid on or before the first regular dividend payment date after such declaration and if we so elect and specify the dollar amount in our tax return. To the extent that we do not distribute all of our net long-term capital gain or distribute at least 90%, but less than 100%, of our “real estate investment trust taxable income”, as adjusted, we will be required to pay tax thereon at regular corporate tax rates. Furthermore, if we should fail to distribute during each calendar year at least the sum of (i) 85% of our ordinary income for such year, (ii) 95% of our capital gain income for such year, and (iii) any undistributed taxable income from prior periods, we would be required to pay a 4% excise tax on the excess of such required distributions over the amounts actually distributed.

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
(2)	Our additional rents are often based on our lessees’ gross revenue from operations, which in turn are affected by the amount of reimbursement such lessees receive from the government.

These laws and regulations are subject to frequent and substantial changes resulting from legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing law. These changes may have a dramatic effect on the definition of permissible or impermissible activities, the relative costs associated with doing business and the amount of reimbursement by both government and other third-party payors. These changes may be applied retroactively. The ultimate timing or effect of these changes cannot be predicted. The failure of any borrower of funds from us or lessee of any of our properties to comply with such laws, regulations and requirements could affect its ability to operate its facility or facilities and could adversely affect such borrower’s or lessee’s ability to make debt or lease payments to us.

Fraud and Abuse Laws. There are various federal and state laws prohibiting fraud by health care providers who participate in, receive payments from or are in a position to make referrals in connection with a government-sponsored health care program, including, but not limited to the Medicare and Medicaid programs. Specifically, Section 1128B(b) of the Social Security Act (the “Anti-Kickback Statute”), the federal self-referral law (Stark), the False Claims Act, and state laws analogous to these federal laws place restrictions on our leasees and other contractors that may affect their core health care operations.

Federal Anti-kickback Statute. The Anti-Kickback Statute prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, the referrals of Medicare and Medicaid patients. Limited “safe harbor” regulations define a narrow scope of practices that will be exempted from federal prosecution or other enforcement action under the Anti-Kickback Statute and fail to exempt a wide range of activities frequently engaged in by health care providers and other third parties. Activities that fall outside the safe harbor rules are not necessarily illegal, although they may be subject to the increased likelihood of scrutiny, investigation or prosecution. In each case, the government must prove that, in soliciting, offering, paying or accepting remuneration, the parties to such activities intended to induce referrals. A significant body of case law has developed in this area, providing additional guidance as to the scope of the Anti-Kickback Statute. Furthermore, health care providers may seek advisory opinions from the Centers for Medicare & Medicaid Services (CMS) concerning the legality of particular relationships subject to the Anti-Kickback Statute’s prohibitions. Although advisory opinions are binding only on the parties to the opinion, these opinions are often used as guidance in determining the legality of future arrangements.

Violations of the Anti-Kickback Statute may result in civil and criminal sanctions and penalties. Civil penalties include temporary or permanent exclusion from government health programs. Criminal sanctions include imprisonment for up to five years, fines of up to $25,000, or both, for each violation. The Balanced Budget Act, signed into law on August 5, 1997 (the “BBA”), expanded the sanctions under the Anti-Kickback Statute to include civil monetary penalties up to $50,000 for each prohibited act and up to three times the total amount of remuneration offered, paid, solicited, or received, without regard to whether a portion of such remuneration was offered, paid, solicited, or received for a lawful purpose. These penalties and sanctions could be applied with respect to many of our lessee and our other contractors, including, but not limited to, professional services arrangements and/or space or equipment leases or subleases. Many states have adopted or are considering legislative proposals similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for health care services reimbursed by any source, not only the Medicare and other federal government programs. Government sanctions imposed on our lessees and other contractors in violation of these laws could result in a material adverse effect on their operations which could, in turn, adversely affect our business.

Federal Physician Self-Referral Prohibition (Stark). Absent qualifying for one of the Stark limited exceptions, Stark restricts physicians who have financial relationships with health care providers from making referrals for certain designated health services for which payment may be made under Medicare or Medicaid programs to an entity with which the physician (or an immediate family member) has a “financial relationship”. The Stark provisions became effective January 1, 1992 for clinical laboratory services (Stark I) and January 1, 1995 for ten other designated health services (Stark II). The final Stark I regulations became effective on August 14, 1995 and on January 4, 2001, CMS issued Phase I of the final Stark II regulations. Phase I of the final Stark II regulations focuses on the Stark provisions related to prohibited referrals, the general exception to ownership and compensation financial arrangement prohibitions and the related definitions. Phase I of the final Stark II regulations clarifies the definition of designated health services and indirect financial relationships and creates new exceptions for indirect compensation arrangements and fair market value transactions. Most of Phase I of the final Stark II regulations became effective on January 4, 2002. Phase II of the final Stark II regulations was scheduled to be released in 2002, but has been delayed until sometime in 2003. Phase II of the final Stark II regulations is expected to cover the remaining portions of the Stark statute, including those sections relating to Medicaid.

A “financial relationship” under the Stark provisions includes any direct or indirect compensation arrangement with an entity for payment of any remuneration, and any direct or indirect ownership or investment interest in the entity. “Designated health services” include inpatient and outpatient hospital services and do not include skilled nursing services, but do include services which skilled nursing facilities provide to their patients including therapy, durable medical equipment and enteral and parenteral nutrition. Penalties for violating the Stark provisions include denial of payment from Medicare and Medicaid programs for any services rendered by an entity in violation of the prohibition, civil monetary penalties of up to $15,000 for each offense, additional monetary penalties up to $100,000 for circumvention schemes, and exclusion from the Medicare and Medicaid programs.

Several states have enacted and/or are considering legislation that prohibits physician referral arrangements or requires physicians to disclose any financial interest they may have with a health care provider to their patients when referring patients to that provider. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and the BBA expand the penalties for health care fraud, including broader provisions for the exclusion of providers from the Medicare and Medicaid programs. Further, under Operation Restore Trust, a major anti-fraud demonstration project, the Office of Inspector General of the U.S. Department of Health and Human Services, in cooperation with other federal and state agencies, has focused on the activities of skilled nursing facilities, home health agencies, hospices and durable medical equipment suppliers in certain states, including California, in which we have properties. Due to the success of Operation Restore Trust, the project has been expanded to numerous other states and to additional providers, including providers of ancillary nursing home services.

False Claims Act. Another trend affecting the health care industry is the increased use of the federal False Claims Act as a means to combat fraud and abuse among health care providers. The False Claims Act prohibits any person from knowingly presenting false or fraudulent claims for payment to the federal government (including the Medicare and Medicaid programs). The False Claims Act provides for liability of up to three times the amount of damages which the government sustained due to the false claim as well as penalties of $5,500 to $11,000 per false claim. Therefore, repeated submissions of a large number of claims based on small billing errors may be treated as multiple violations of the False Claims Act and can thus result in significant civil monetary penalties. Health care false claims may also subject providers to criminal and civil sanction under state false claims statutes, as well as under common law fraud statutes.

Although violations of the False Claims Act are ordinarily initiated by the relevant government agency, such violations can also be initiated by individuals under the Qui Tam, or whistleblower, provisions of the False Claim Act. The Qui Tam provisions allow individuals with knowledge of False Claims Act violations to bring suit under the False Claims Act on behalf of the federal government. Qui Tam plaintiffs may be awarded a significant percentage of the ultimate amount recovered by the government.

Recently, several False Claims Act cases have been filed based at least in part on alleged violations of federal health care statutes such as the Anti-Kickback Statute and Stark. In addition, various states are considering or have enacted laws modeled after the federal False Claims Act. Even in instances when a whistleblower action is dismissed with no judgment or settlement, the lessee may incur substantial legal fees and other costs relating to an investigation. Certain lessees have been faced with whistleblower suits by former employees, alleging non-compliance with Medicare rules and regulations. For instance, the U.S. Department of Justice recently joined a whistleblower suit filed against Integrated Health Services, Inc., which alleges that the company admitted and retained patients in its long-term care hospitals who did not require acute care and billed Medicare for these allegedly unnecessary services. Some Medicare fiscal intermediaries (private companies that contract with CMS to administer the Medicare program) have also increased scrutiny of cost reports filed by long-term care providers. Findings of violations of the fraud and abuse laws and regulations may jeopardize a borrower’s or lessee’s ability to operate a facility or to make rent and debt payments, thereby potentially adversely affecting us.

Civil Monetary Penalties Law. In lieu of, or in addition to, criminal proceedings against a person or entity that has committed a fraudulent act, the Secretary of the Department of Health and Human Services is authorized to impose an administrative civil monetary payment under the Civil Monetary Penalties Law (“CMP Law”). The penalty provisions include all federal health care programs. The amount of the fine is up to $10,000 for each item or service fraudulently claimed for reimbursement. In addition, under the CMP Law, a damage assessment of up to three times the amount claimed for each claim for services may be assessed. Our lease arrangements with lessees may also be subject to these fraud and abuse laws. Federal and state laws governing illegal rebates and kickbacks regulate contingent or percentage rent arrangements where our co-investors are physicians or others in a position to refer patients to the facilities. Although only limited interpretive or enforcement guidance is available, we have structured our rent arrangements in a manner that we believe complies with such laws and regulations.

We have no knowledge that would lead us to believe that the facilities in which we have investments are not in substantial compliance with the various regulatory requirements applicable to them, although there can be no assurance that the operators are in compliance or will remain in compliance in the future.

Licensure Risks. Most health care facilities must obtain a license from the state in which they operate. Failure to obtain licensure or loss of licensure would prevent a facility from its ability to provide health care services on the premises. These events could adversely affect the facility operator’s ability to make rent and debt payments. State and local laws also may regulate expansion, including the addition of new beds or services or acquisition of medical equipment, and occasionally the contraction of health care facilities by requiring certificate of need or other similar approval programs. In addition, health care facilities are obligated to comply with the Americans with Disabilities Act and building and safety codes which govern access to and physical design requirements and building standards for facilities.

Environmental Matters. A wide variety of federal, state and local environmental and occupational health and safety laws and regulations affect health care facility operations. Under various federal, state and local environmental laws, ordinances and regulations, an owner of real property or a secured lender (such as us) may be liable for the costs of removal or remediation of hazardous or toxic substances at, under or disposed of in connection with such property, as well as other potential costs relating to hazardous or toxic substances (including government fines and damages for injuries to persons and adjacent property). Such laws often impose such liability without regard to whether the owner or secured lender knew of, or was responsible for, the presence or disposal of such substances and may be imposed on the owner or secured lender in connection with the activities of an operator of the property. The cost of any required remediation, removal, fines or personal or property damages and the owner’s or secured lender’s liability therefore could exceed the value of the property, and/or the assets of the owner or secured lender. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the owner’s ability to sell or rent such property or to borrow using such property as collateral which, in turn, would reduce our revenue.

Although the mortgage loans that we provide and leases covering our properties require the borrower and the lessee to indemnify us for certain environmental liabilities, the scope of such obligations may be limited and we cannot assure that any such borrower or lessee would be able to fulfill its indemnification obligations.

The Federal Medicare and Medicaid Programs. Sources of revenue for lessees and mortgagors may include the federal Medicare program, state Medicaid programs, private insurance carriers, health care service plans and health maintenance organizations, among others. Efforts to reduce costs by these payors will likely continue, which may result in reduced or slower growth in reimbursement for certain services provided by some of our operators. In addition, the failure of any of our operators to comply with various laws and regulations could jeopardize their certification and their ability to continue to participate in the Medicare and Medicaid programs.

Prospective Payment for Hospital Inpatient Services. Medicare payments to acute care hospitals for inpatient services are based on a prospective payment system (“PPS”). Under PPS, a hospital is paid a prospectively established rate based on the category (“Diagnostic Related Group” or “DRG”) in which a patient’s diagnosis is classified. Beginning in 1991, Medicare payments began to phase-in PPS for capital-related inpatient costs over a ten year period. Thus, current Medicare reimbursement to hospitals for capital-related inpatient costs is based on prospective rates rather than the cost-based reimbursement system previously used. DRG rates are subject to adjustment on an annual basis as part of the federal budget reconciliation process. In addition, the BBA mandated the establishment of prospective payment systems for skilled nursing facilities, home health agencies, hospital outpatient departments, and rehabilitation hospitals. See “Health Care Reform” section and further discussion following.

Prospective Payment for Hospital Outpatient Services. Beginning in August 2000, CMS began to reimburse items and services furnished in hospital outpatient departments under a prospective payment system (“Outpatient PPS”) under which all services are categorized into groups called Ambulatory Payment Classifications (“APCs”). Each APC is comprised of a bundle of like outpatient services that are reimbursed at a prospectively established payment rate. Hospitals are reimbursed additional amounts for certain drugs, biologies, and technologies. APC rates are subject to adjustment on an annual basis.

Prospective Payment for Skilled Nursing Facilities. Prior to July 1, 1998, Medicare programs utilized a cost-based reimbursement system for skilled nursing facilities, which reimbursed these facilities for the reasonable direct and indirect allowable costs incurred in providing routine services plus in certain states, a return on equity, subject to certain cost ceilings. These costs normally included allowances for administrative and general costs as well as the costs of property and equipment (depreciation and interest, fair rental allowance or rental expense). Cost-based reimbursement was typically subject to retrospective adjustment through cost report settlement, and for certain states, payments made to a facility on an interim basis that were subsequently determined to be less than or in excess of allowable costs could be adjusted through future payments to the affected facility. State Medicaid reimbursement programs varied as to the methodology used to determine the level of allowable costs which were reimbursed to operators.

The BBA mandated implementation of a per diem prospective payment system to be implemented for skilled nursing facilities (“SNF PPS”) under which skilled nursing facilities are paid a case-mix adjusted federal per diem rate for Medicare-covered services provided by the skilled nursing facilities. The per diem rate is calculated to cover routine service costs, ancillary costs and most capital-related costs (see further discussion under Health Care Reform). The SNF PPS federal rates are adjusted based upon case-mix and geography and are subject to annual updates. The phased-in implementation of the SNF PPS began with the first cost reporting period beginning on or after July 1, 1998.

Prospective Payment for Long-Term Acute Care Hospitals. Although most hospitals were transferred to the PPS reimbursement methodology in 1983, certain specialty hospitals were excluded from that system. LTACs were one of the exempted types of specialty hospitals. Faced with escalating health care costs, however, congress mandated that by October 1, 2002, LTACs be transitioned from a reasonable cost-based reimbursement system to a congressionally mandated prospective payment system (“LTAC PPS”). CMS has met the statutory implementation date mandate by establishing October 2, 2002 as the effective date of the LTAC PPS, with system changes to follow. The full impact of the new reimbursement methodology is still to be seen.

State Medicaid Programs. Medicaid programs differ in respect from state to state but they are all subject to federally-imposed requirements. At least 50% of the funds available under these programs is provided by the federal government under a matching program. Medicaid programs generally pay for acute and rehabilitative care based on reasonable costs at fixed rates; long-term care facilities are generally reimbursed using fixed daily rates. Medicaid payments are generally below retail rates for lessee-operated facilities. Increasingly, states have introduced managed care contracting techniques in the administration of Medicaid programs. Such mechanisms could have the impact of reducing utilization of and reimbursement to lessee-operated facilities.

Other third party payors in various states and areas base payments on costs, retail rates or, increasingly, negotiated rates. Negotiated rates can include discounts from normal charges, fixed daily rates and prepaid capitated rates.

Regulations Affecting Long-Term Care Facilities. Long-term care facilities are regulated primarily through the licensing of such facilities against a common background established by federal law enacted as part of the Omnibus Budget Reconciliation Act of 1987. Regulatory authorities and licensing standards vary from state to state, and in some instances from locality to locality. These standards are constantly reviewed and revised. State agencies periodically inspect facilities to determine whether they comply with state and/or federal regulations, at which time deficiencies may be identified. The facilities must correct these deficiencies as a condition to continued licensing or certification and participation in government reimbursement programs. Depending on the nature of such deficiencies, remedies can be routine or costly. Similarly, compliance with regulations which cover a broad range of areas such as patients’ rights, staff training, quality of life and quality of resident care may increase facility start-up and operating costs.

In 1999 and 2000, Congress increased funding for state health agencies in order to allow state agencies that conduct skilled nursing facility inspections to intensify Medicare and Medicaid regulatory enforcement efforts. CMS has instructed these state agencies to increase the number of unannounced facility inspections and to investigate consumer complaints about skilled nursing facilities promptly. As a result of these increased enforcement efforts, some of our lessees may be subject to fines and other penalties that could increase their operating costs.

Acute Care Hospitals. Acute care hospitals are also subject to extensive federal, state and local regulation. Acute care hospitals undergo periodic inspections regarding standards of medical care, equipment and hygiene as a condition of state licensure. Various licenses and permits also are required for purchasing and administering narcotics, operating laboratories and pharmacies and the use of radioactive materials and certain equipment. Each of our facilities, the operation of which requires accreditation, is accredited by the Joint Commission on Accreditation of Healthcare Organizations. Such accreditation may be a more cost-effective and time-efficient method of meeting requirements for continued licensing and for participation in government sponsored provider programs.

Acute care hospitals must comply with requirements for various forms of utilization review. In addition, under PPS, each state must have a Peer Review Organization (also known as a Quality Improvement Organization) to carry out federally funded mandated reviews of Medicare patient admissions, treatment and discharges in acute care hospitals.

Assisted Living Facilities. Certain assisted living facilities are subject to federal, state and local licensure, certification and inspection laws. These laws regulate, among other matters, the number of licensed beds, the provision of services, equipment, staffing and operating policies and procedures. Failure to comply with these laws and regulations could result in the denial of reimbursement, the imposition of fines, suspension from federal and state health care programs and, in extreme cases, decertification from federal and state health care programs, revocation of a facility’s operating license or closure of a facility. Such actions may have an effect on the revenue of the operators of properties owned by or mortgaged to us and therefore adversely impact us.

Entrance Fee Communities. Certain of the facilities mortgaged to or owned by us are operated as entrance fee communities. Generally, an entrance fee is an upfront fee or consideration paid by a resident in exchange for some form of long-term benefit. Typically, entrance fees are broken into two components, a refundable component and a non-refundable component. The percentage of each component varies based upon the different contract alternatives at each entrance fee community. Some of the entrance fee communities are subject to significant state regulatory oversight, including, for example, oversight of each facility’s financial condition, establishment and monitoring of reserve requirements and other financial restrictions, the right of residents to cancel their contracts within a specified period of time, lien rights in favor of the residents, restrictions on change of ownership and similar matters. Such oversight and the rights of residents within these entrance fee communities may have an effect on the revenue or operations of the operators of such facilities and therefore adversely impact us.

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

Rehabilitation Hospitals. Rehabilitation hospitals are subject to extensive federal, state and local legislation, regulation, inspection and licensure requirements similar to those of acute care hospitals. Many states have adopted a “patient’s bill of rights” which provides for certain higher standards for patient care that are designed to decrease restrictions and enhance dignity in treatment.

Health Care Reform

The health care industry continues to face various challenges, including increased government and private payor pressure on health care providers to control costs, the migration of patients from acute care facilities into extended care and home care settings, and the vertical and horizontal consolidation of health care providers. The pressure to control health care costs intensified during 1994 and 1995 as a result of the national health care reform debate and continued as Congress attempted to slow the rate of growth of federal health care expenditures as part of its effort to balance the federal budget.

Changes in the law, new interpretations of existing laws, and changes in payment methodologies may have a dramatic effect on the definition of permissible or impermissible activities, the relative costs associated with doing business and the amount of reimbursement furnished by both government and other third-party payors. These changes may be applied retroactively under certain circumstances. The ultimate timing or effect of legislative efforts cannot be predicted and may impact us in different ways.

The Balanced Budget Act of 1997. The BBA was designed to produce several billion dollars in net savings for the Medicare and Medicaid programs over the five years following enactment.

The BBA repealed the Boren Amendment under which states were required to pay long-term care providers, including skilled nursing facilities, rates that were “reasonable and adequate to meet the cost which must be incurred by efficiently and economically operated facilities.” As a result, states are now required by the BBA to do the following with respect to skilled nursing facility rates:

•	Use a public process for determining rates;
•	Publish proposed and final rates, the methodologies underlying the rates, and justifications for the rates and
•	Give interested parties a reasonable opportunity for review and comment on the proposed rates, methodologies and justifications.

In determining reimbursement rates, consideration is given to health care providers that serve a disproportionate number of low-income patients with special needs. The Secretary of the Department of Health and Human Services is required to conduct a study concerning the effect of rate-setting methodologies on the access to and the quality of services provided to Medicare and Medicaid beneficiaries and report the study results to Congress.

The BBA also provides the federal government with expanded enforcement powers to combat waste, fraud and abuse in delivery of health care services and promulgated larger penalties for fraud and abuse violations. Though applicable to payments for services furnished on or after October 1, 1997, the new requirements are not retroactive. The BBA also strengthened the anti-fraud and abuse laws to provide for stiffer penalties for fraud and abuse violations as discussed previously.

The BBA also reduced the payments made to long-term acute care hospitals (“LTACs”). Regarding LTACs, the BBA reduced the amount of reimbursement for incentive payments established pursuant to the Tax Equity and Fiscal Responsibility Act of 1982 (“TEFRA”) for capital expenditures and bad debts, and for services to certain patients transferred from an acute care hospital. In addition, the BBA for the first time imposed a national ceiling limitation or “national cap” on payments that may be made in each category of hospitals exempt from a prospective payment system. LTACs constitute one such category. The reduction in payments to LTACs mandated by the BBA may adversely effect an LTAC operator’s ability to develop or acquire LTACs in the future.

The Balanced Budget Refinement Act of 1999. In November 1999, President Clinton signed into law the Medicare, Medicaid and State Children’s Health Insurance Policy (SCHIP) Balanced Budget Refinement Act of 1999 (“BBRA”) which reduces some of the reimbursement cutbacks enacted under the BBA. The BBRA delayed implementation of cost-cutting measures and increased payments to some sectors of the health care industry. The BBRA increased payments to long-term care facilities and lessened cutbacks made to disproportionate share hospital payments. The BBRA also provided that changes to the Outpatient PPS must be budget neutral and not result in reduced reimbursement. The extent of the financial relief to be provided by the BBRA is estimated to be $16 billion over five years.

The Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000. In December 2000, President Clinton signed the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 (“BIPA”), which provides for across-the-board Medicare and Medicaid payment increases for most health care providers. Overall, passage of BIPA is expected to result in approximately $35 billion in additional reimbursement for providers over the next five years. Additionally, the BIPA extends the moratorium on implementation of a cap for outpatient therapy services throughout 2002. Payments for home health services, hospice services, and LTAC services will also increase under the provisions of the BIPA.

With respect to skilled nursing facilities, to supplement the transition from cost-based reimbursement to SNF PPS, the BBRA and BIPA mandated that skilled nursing facilities temporarily receive certain payments in addition to straight SNF PPS reimbursement. For two of the temporary add-on payments that were set to expire on September 30, 2002, CMS extended the expiration date to at least fiscal year 2004. The remaining two add-on payments, however, did expire as of September 30, 2002. Industry advocates predict that the expiration of the latter two add-on payments will cost skilled nursing facilities approximately $1.4 billion in fiscal year 2003, which could represent a loss of as much as $30 per resident per day.

Other federal initiatives will result in greater operational expenditures for health care providers. For instance, HIPAA requires a significant overhaul of health care information systems to protect individually identifiable medical information and to standardize formatting of health care claims via electronic data codes. In November 1999, the Department of Health and Human Services released proposed privacy regulations to protect the confidentiality of individual health information. Final privacy regulations were released in December 2000. Generally, health care providers must comply with the HIPAA privacy regulations by April 14, 2003. The federal government has estimated that the United States health care industry will spend approximately $18 billion over a ten-year period in order to achieve compliance with these new privacy requirements.

In August 2000, the U.S. Department of Health and Human Services also released final regulations that delineated uniform, national standards for the electronic exchange of medical information and filing of claims under HIPAA. Health care providers must have complied with these regulations relating to electronic data by October 16, 2002, or have received a waiver from the Department to extend the deadline for compliance to October 16, 2003. The federal government estimates that HIPAA compliance will cost health care providers approximately $3.5 billion. However, the federal government has predicted that implementation of these uniform data standards will help to speed conversion from manual to electronic billing systems, resulting in cost savings to health care providers of approximately $30 billion over the next decade.

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

National health care spending accelerated 8.7 percent in 2001, reaching $1.4 trillion in total, or $5,035 per capita. Prompted mostly by sluggish economic growth and to some extent by faster-paced health spending, the share of Gross Domestic Product for health care spiked 0.8 percentage points in 2001 to 14.1 percent. Total public funding continued to accelerate, increasing 9.4 percent in 2001 and exceeding private funding growth for the second consecutive year. Public payments rose to $647 billion and paid for 45 percent of the nation’s health. Important sources of growth were payment increases to Medicare providers by the BBRA and BIPA as well as increased Medicaid spending. Medicare expenditures increased 7.8 percent to $242 billion is 2001, and financed one-sixth of overall health care costs. With expenditures only slightly less than Medicare’s, Federal and State Medicaid funded $224 billion in 2001. The weak economy and rising unemployment contributed to increased Medicaid enrollment (up 8.5 percent) and to a faster pace of spending growth in 2001 (up 10.8 percent) than in 2000 (up 8.8 percent). We believe that government and private efforts to contain or reduce health care costs will continue. These trends are likely to lead to reduced or slower growth in reimbursement for certain services provided by some of our lessees and mortgagors. We believe that the vast nature of the health care industry, the financial strength and operating flexibility of our operators and the diversity of our portfolio will mitigate the impact of any such diminution in reimbursements. However, we cannot predict whether any of the above proposals or any other proposals will be adopted and, if adopted, no assurance can be given that the implementation of such reforms will not have a material adverse effect on our financial condition or results of operations.

Objectives and Policies

We are organized to invest in income-producing health care related facilities. In evaluating potential investments, we consider such factors as:

•	The geographic area, type of property and demographic profile;

•	The location, construction quality, condition and design of the property;
•	The expertise and reputation of the operator;
•	The current and anticipated cash flow and its adequacy to meet operational needs and lease obligations;
•	Whether the rent provides a competitive market return to our investors;
•	The potential for capital appreciation;
•	The tax laws related to real estate investment trusts;
•	The regulatory and reimbursement environment in which the properties operate;
•	Occupancy and demand for similar health facilities in the same or nearby communities;
•	An adequate mix between private and government sponsored patients at health facilities;
•	Potential alternative uses of the facilities; and
•	Prospects for liquidity through financing or refinancing.

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

At December 31, 2002, we had three series of preferred stock, $177.9 million in mortgage notes payable and $888.1 million in aggregate principal amount of debt securities which are senior to the common stock. We may, in the future, issue additional debt or equity securities which will be senior to the common stock. We have authority to offer shares of our capital stock in exchange for investments which conform to our standards and to repurchase or otherwise acquire our shares or other securities.

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

In March 2001, we introduced a new Dividend Reinvestment and Stock Purchase Plan (the “Plan”). Under the terms of the Plan, existing stockholders may purchase shares of common stock by reinvesting all or a portion of the cash dividends from their shares of common stock, or by making optional cash payments to purchase additional shares of common stock.

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

Each Series D Preferred Share purchasable upon exercise of the rights will be entitled, when, as and if declared, to a minimum preferential quarterly dividend payment of $1.00 per share but will be entitled to an aggregate dividend of 100 times the dividend, if any, declare per common share. In the event our liquidation, dissolution or winding up, the holders of the Series D Preferred Shares will be entitled to a preferential liquidation payment of $100 per share plus any accrued but unpaid dividends but will be entitled to an aggregate payment of 100 times the payment made per common share. Each Series D Preferred Share will have 100 votes and will vote together with our common stock. Finally, in the event of any merger, consolidation or other transaction in which shares of our common stock are exchanged, each Series D Preferred Share will be entitled to receive 100 times the amount received per share of common stock. Series D Preferred Shares will not be redeemable. The rights are protected by customary anti-dilution provisions. Because of the nature of the Preferred Share’s dividend, liquidation and voting rights, the value of one one-hundredth of a Preferred Share purchasable upon exercise of each Right should approximate the value of one common share.

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

Health Care Property Investors

	50%
	Health Care Investors, III
HCPI Mortgage Corp.	50%
100%

Texas HCP, Inc.	99%
100%	Texas HCP Holding, L.P. HCPI/San Antonio LP
	1%	90%

Texas HCP G.P., Inc.
100%	99%
	Texas HCP Medical Office Buildings, L.P.
Texas HCP Medical G.P., Inc.	1%
100%

HCPI Trust
100%

HCPI Knightdale, Inc.
100%

Meadowdome LLC
100%

AHE of Somerville, Inc.
100%

AHP of Nevada, Inc.
100%

AHP of Washington, Inc.
100%

Tucson-Cal Associates, LLC
100%

HCP Medical Office Buildings I, LLC
100%

HCP Medical Office Buildings II, LLC
100%

HCPI Investments, Inc.
100%

Indiana HCP G.P., Inc.	1%
100%

Indiana HCP I, Inc.	49.5%	Indiana HCP, L.P.
100%		100%

Indiana HCP II, Inc.	49.5%
100%

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

HCPI/Utah LLC - 59% (Owns 100% of HCPI Davis North LLC)

Fayetteville Health Associates LP - 97%

Wichita Health Associates LP - 97%

HCPI/Utah II LLC - 54% (Owns 100% of HCPI Stansbury LLC and HCPI Wesley LLC)

HCPI Idaho Falls LLC - 100%

Tampa HCP, LLC - 100%

Jackson HCP, LLC - 100%

HCPI Indiana - 100%

Various Non-Consolidated LLCs*

* HCPI or a qualified REIT subsidiary is non-managing member and has a 9.8%-80% interest in the following limited liability companies:

Louisiana-Two Associates, LLC - 80% Arborwood Living Center, LLC - 45%

Perris-Cal Associates, LLC - 80% Edgewood Assisted Living LLC - 45%

Statesboro Associates, LLC - 80% Greenleaf Living Center LLC - 45%

Vista-Cal Associates, LLC - 80% Seminole Shores Living Center LLC - 50%

Ft. Worth-Cal Assoc. LLC - 80% Fort Austin Real Estate Holdings, LLC - 9.8%

ARC Santa Catalina Real Estate Holdings, LLC - 9.8%

ARC Richmond Place Real Estate Holdings, LLC - 9.8%

ARC Holland Real Estate Holdings, LLC - 9.8%

ARC Sun City Center Real Estate Holdings, LLC - 9.8%

ARC Lake Seminole Square Real Estate Holdings, LLC - 9.8%

ARC Brandywine Real Estate Holdings, LLC - 9.8%

Item 2. PROPERTIES

See Item 1. for details.

Item 3. LEGAL PROCEEDINGS

During 2002, we were not a party to any material legal proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the New York Stock Exchange. Set forth below for the fiscal quarters indicated are the reported high and low closing prices of our common stock on the New York Stock Exchange.

	2002		2001				2000
	High	Low	High		Low		High		Low
First Quarter	$41.35	$35.80	$34	1 / 2	$29	1 / 4	$26		$23	11 / 16
Second Quarter	43.90	38.90	36	13 / 16	33		29		25
Third Quarter	44.50	36.80	38	5 / 8	33	3 / 4	30	1 / 2	26	3 / 8
Fourth Quarter	45.08	37.27	39	1 / 16	35	1 / 8	29	15 / 16	27	1 / 4

As of February 14, 2003 there were approximately 5,381 stockholders of record and approximately 73,358 beneficial stockholders of our common stock.

It has been our policy to declare quarterly dividends to the common stock shareholders so as to comply with applicable sections of the Internal Revenue Code governing REITs. The cash dividends per share paid on common stock are set forth below:

	2002	2001	2000
First Quarter	$.80	$.76	$.72
Second Quarter	.81	.77	.73
Third Quarter	.82	.78	.74
Fourth Quarter	.83	.79	.75

Boyer. On January 25, 1999, we completed the acquisition of a managing member interest in HCPI/Utah, LLC, a Delaware limited liability company (“HCPI/Utah”), in exchange for a cash contribution of approximately $18.9 million. In connection with this acquisition, several limited liability companies and general partnerships affiliated with The Boyer Company, L.C. (“Boyer”) contributed a portfolio of 14 medical office buildings (including two ground leaseholds associated therewith) to HCPI/Utah with an aggregate equity value (net of assumed debt) of approximately $18.9 million. In exchange for this capital contribution, the contributing entities received 593,247 non-managing member units of HCPI/Utah. HCPI/Utah also issued 590,555 managing member units to HCPI. At the initial closing, HCPI/Utah was also granted the right to acquire additional medical office buildings. Four additional buildings have been contributed to HCPI/Utah and the contributing entities received 133,134 non-managing member units of HCPI/Utah and 510,609 managing member units were issued to us. An additional 56,489 non-managing member units were received by the contributing entities as a result of step-ups in value of certain of the buildings.

The Amended and Restated Limited Liability Company Agreement of HCPI/Utah (the “Agreement”) provides that only we are authorized to act on behalf of HCPI/Utah and that we have responsibility for the management of its business.

The non-managing member units are exchangeable for common stock on a one for one basis (subject to certain adjustments, such as stock splits and reclassifications) or for an amount of cash equal to then-current market value of the shares of common stock into which the non-managing member units may be exchanged. HCPI/Utah relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, in connection with the issuance and sale of the non-managing member units. We have registered 753,273 shares of our common stock for issuance from time to time in exchange for units.

On August 17, 2001, we completed the acquisition of a managing member interest in HCPI/Utah, II, LLC, a Delaware limited liability company (“HCPI/Utah II”), in exchange for a cash contribution of approximately $32.8 million. In connection with the acquisition, several limited liability companies and general partnerships affiliated with Boyer, contributed a portfolio of four medical office buildings and five health care laboratory and biotech research facilities (seven of which buildings are owned through ground leasehold interests) to HCPI/Utah II with an aggregate equity value (net of assumed debt) of approximately $25.7 million. In exchange for this capital contribution, the contributing entities received 738,923 non-managing units of HCPI/Utah II. HCPI/Utah II also issued 942,670 managing member units to HCPI. At the initial closing, HCPI/Utah II was also granted the right to acquire eight additional medical office buildings. Subsequent contributions have resulted in the acquisition of three additional buildings. During 2002, HCPI/Utah II was granted the right to acquire and a new contributing entity contributed one additional medical office building to HCPI/Utah II. In connection with the contribution of these four buildings, the contributing entity has received 156,244 non-managing member units and 270,947 managing member units have been issued to us. An additional 70,545 non-managing member units were received by the contributing entities in 2002 as a result of step-ups in value of certain of the buildings.

The Amended and Restated Limited Liability Company Agreement of HCPI/Utah II, as amended (the “HCPI/Utah II Agreement”) provides that only we are authorized to act on behalf of HCPI/Utah II and that we have responsibility for the management of its business. Finally, in 2002, HCPI/Utah II completed documentation relating to the construction of a new building adjacent to one of the contributed projects. Upon completion of construction, the original contributing entity is entitled to receive certain non-managing member units in accordance with the terms of the agreements among the parties and we will receive managing member units.

The non-managing member units are exchangeable for common stock on a one-for one basis (subject to certain adjustments, such as stock splits and reclassifications) or for an amount of cash equal to the then-current market value of the shares of common stock into which the non-managing member units may be exchanged. HCPI/Utah II relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, in connection with the issuance and sale of the non-managing member units. We have registered 738,923 shares of our common stock for issuance from time to time in exchange for units.

Item 6. SELECTED FINANCIAL DATA

Set forth below is our selected financial data as of and for the years ended December 31, 2002, 2001, 2000, 1999, and 1998.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(Amounts in thousands, except per share data)
Income Statement Data:
Total Revenue	$359,576	$328,116	$325,358	$221,262	$159,188

Net Income Applicable to Common Shares	112,480	96,266	108,867	78,450	78,635
Basic Earnings per Common Share	1.95	1.79	2.13	2.25	2.56
Diluted Earnings per Common Share	1.93	1.78	2.13	2.25	2.54

Balance Sheet Data:
Total Assets	2,748,512	2,431,153	2,394,852	2,464,795	1,352,327
Debt Obligations	1,338,848	1,057,752	1,158,928	1,179,507	709,045
Stockholders’ Equity	1,280,889	1,246,724	1,139,283	1,195,662	591,134

Other Data:
Basic Funds From Operations(1)	199,210	179,375	171,344	114,520	96,255
Cash Flows From Operating Activities	223,840	200,848	205,511	124,117	112,311
Cash Flows (Used In)/Provided By Investing Activities	(391,293)	(118,163)	63,714	(230,460)	(417,524)
Cash Flows Provided By (Used In) Financing Activities	167,540	(132,900)	(218,298)	109,535	305,633
Dividends Paid	213,349	190,123	175,079	106,177	89,210
Dividends Paid Per Common Share	3.26	3.10	2.94	2.78	2.62

(1)	We believe that Funds From Operations (“FFO”) is an important supplemental measure of operating performance (see Note 15 to the Consolidated Financial Statements). We adopted the new definition of FFO prescribed by the National Association of Real Estate Investment Trusts (NAREIT). FFO is defined as Net Income applicable to common shares (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus real estate depreciation, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not, and is not intended to, represent cash generated from operating activities in accordance with generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to Net Income. FFO, as defined by us may not be comparable to similarly entitled items reported by other REITs that do not define it in accordance with the definition prescribed by NAREIT. The following table represents items and amounts being aggregated to compute FFO.

	2002	2001	2000	1999	1998
Net Income Applicable to Common Shares	$112,480	$96,266	$108,867	$78,450	$78,635
Real Estate Depreciation	75,722	69,339	68,608	44,109	29,051
Impairment Losses on Real Estate	9,200	7,360	2,751	—	—
Joint Venture Adjustments	250	243	1,917	1,584	2,096
(Gain)/Loss and Depreciation on Real Estate Dispositions	1,558	6,167	(10,525)	(9,623)	(13,527)
Gain on Extinguishment of Debt	—	—	(274)	—	—

	$199,210	$179,375	$171,344	$114,520	$96,255

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Health Care Property Investors, Inc., including its wholly-owned subsidiaries and affiliated joint ventures (HCPI), generally acquires health care facilities and leases them on a long-term basis to health care providers. We also lease medical office space to providers and physicians on a shorter term basis. In addition, we provide mortgage financing on health care facilities. As of December 31, 2002, our portfolio of properties, including equity investments, consisted of 463 facilities located in 43 states. These facilities are comprised of 184 long-term care facilities, 101 assisted living facilities, 90 medical office buildings (including five health and wellness centers), 35 physician group practice clinics, 22 acute care hospitals, 14 retirement living communities, nine freestanding rehabilitation facilities and eight health care laboratory and biotech research facilities. Our gross investment in the properties, which includes our proportional interest in joint venture acquisitions, was approximately $3.1 billion at December 31, 2002.

The primary focus of operations for 2002 was the completion of $417 million of new investments. We financed the acquisitions primarily through the proceeds from the issuance of new debt, new equity and asset sales.

During the year ended December 31, 2002, we completed $232,000,000 in property acquisitions, invested $155,000,000 in new loans and equity opportunities and committed to $30,000,000 of new construction and expansion projects for a total $417,000,000 of new investments. During the year ended December 31, 2001, we completed $190,000,000 in property acquisitions, invested $10,000,000 in new loans and equity opportunities and committed to $40,000,000 of new construction and expansion projects for a total $240,000,000 of new investments.

Accounting Estimates

The following are our significant accounting policies and the associated estimates and the issues which impact those estimates:

Revenue Recognition

Revenue is recorded in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended. SAB 101 requires that revenue be recognized after four basic criteria are met. These four criteria include persuasive evidence of an arrangement, the rendering of service, fixed and determinable income and reasonably assured collectibility. If the collectibility of revenue is determined incorrectly, the amount and timing of our reported revenue could be significantly affected. See Note 2 to the Consolidated Financial Statements.

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

Depreciation and Useful Lives of Assets

We compute depreciation on our properties using the straight-line method based on an estimated useful life ranging up to 45 years. A significant portion of the acquisition cost of each property is allocated to building (usually approximately 90%). The allocation of the acquisition cost to building and the determination of the useful life of a property are based on appraisals commissioned from independent real estate appraisal firms. We compute depreciation on equipment, tenant improvements and lease costs using the straight-line method on an estimated useful life ranging up to 10 years or the lease term, whichever is appropriate. If we do not allocate appropriately to building or incorrectly estimate the useful life of our properties, the computation of depreciation will not appropriately reflect the allocation of our capital expenditures over future periods.

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

If a decline in the fair market value of a long-lived asset occurs, we may be required to make determination as to whether the decline in fair value is other than temporary. Our assessment as to the nature of a decline in fair value is primarily based on estimates of expectations of future rents or future operating results, and our intent to hold the long-lived asset. If an investment is considered impaired and the decline in value is considered to be other than temporary, a write-down is recognized.

Discontinued Operations

We have reclassified certain facilities’ operations as Discontinued Operations in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (Statement 144) which was issued in August 2001. Statement 144 established accounting and reporting standards requiring that long-lived assets to be disposed of be reported as Discontinued Operations if management has committed to a plan to sell the asset under usual and customary terms within one year of establishing the plan to sell. See Note 3 to the Consolidated Financial Statements for the impact of Statement 144 on previously reported periods.

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

Results of Operations

Year Ended December 31, 2002 as Compared to Year Ended December 31, 2001

Net Income applicable to common shares for the year ended December 31, 2002 totaled $112,480,000 or $1.93 per share on a diluted basis on revenue of $359,576,000. This compares to Net Income applicable to common shares of $96,266,000 or $1.78 per share on a diluted basis on revenue of $328,116,000 for 2001. Included in Net Income applicable to common shares for the year ended December 31, 2002, is a net loss on real estate dispositions of $1,130,000, or $0.02 per share on a diluted basis, and a write-down of $9,200,000, or $0.15 per share on a diluted basis, to fair value of eight facilities (see Note 3 to the Consolidated Financial Statements). Included in Net Income applicable to common shares for the year ended December 31 2001 is a net loss on real estate dispositions of $5,048,000, or $0.09 per share on a diluted basis, and a write-down of $7,360,000, or $0.14 per share on a diluted basis, to fair value of seven facilities.

Rental Income attributable to Triple-Net Leases for the year ended December 31, 2002 increased 7.6%, or $16,959,000, to $240,537,000. The increase is primarily the result of acquisitions made during 2001 and 2002 which resulted in the addition of 39 more facilities (see Note 3 to the Consolidated Financial Statements). Rental Income attributable to Managed Properties for the year ended December 31, 2002 increased 10.3% or $8,512,000, to $91,200,000 with a related increase in Managed Properties Operating Expenses of 11.0% or $3,256,000, to $32,720,000. These increases were generated primarily from 2001 and 2002 acquisition and construction activity which resulted in the addition of 17 more facilities (see Note 3 to the Consolidated Financial Statements). Interest and Other Income for the year ended December 31, 2002, increased 27.4%, or $5,989,000 to $27,839,000 as a result of the new loan with ARC (see Note 6 to the Consolidated Financial Statements) as well as a loan prepayment fee we collected in the fourth quarter of 2002.

Interest Expense for the year ended December 31, 2002, decreased $537,000 to $77,952,000. The decrease is primarily due to the refinancing of $124,579,000 of long-term debt with lower rate short-term and long-term debt. Real Estate Depreciation increased 9% or $6,383,000 to $75,722,000 for the year ended December 31, 2002 as a result of the 2002 and 2001 acquisitions. General and Administrative Expenses for the year ended December 31, 2002 increased 40%, or $5,233,000, to $18,408,000. The increase is primarily the result of costs of $2,600,000 related to vacant and troubled properties and compensation costs. As of January 1, 2002, we commenced recognizing compensation expense in accordance with Statement 123. See Note 17 to the Consolidated Financial Statements.

We believe that Funds From Operations (FFO) is an important supplemental measure of operating performance for a real estate investment trust (see Note 15 to the Consolidated Financial Statements). FFO for the year ended December 31, 2002 increased 11.1% or $19,835,000 to $199,210,000. The increase is mainly attributable to investments made during 2002 offset by increases in General and Administrative costs.

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

	2002	2001	2000	1999	1998
Net Income Applicable to Common Shares	$112,480	$96,266	$108,867	$78,450	$78,635
Real Estate Depreciation	75,722	69,339	68,608	44,109	29,051
Impairment Losses Related to Depreciable Property	9,200	7,360	2,751	—	—
Joint Venture Adjustments	250	243	1,917	1,584	2,096
Loss/(Gain) on Sale of Real Estate	1,558	6,167	(10,525)	(9,623)	(13,527)
Gain on Extinguishment of Debt	—	—	(274)	—	—

	$199,210	$179,375	$171,344	$114,520	$96,255

Year Ended December 31, 2001 as Compared to Year Ended December 31, 2000

Net Income applicable to common shares for the year ended December 31, 2001 totaled $96,266,000 or $1.78 per share on a diluted basis on revenue of $328,116,000. This compares to Net Income applicable to common shares of $108,867,000 or $2.13 per share on a diluted basis on revenue of $325,358,000 for the corresponding period in 2000. Included in Net Income applicable to common shares for the years ended December 31, 2001 and 2000 is a Loss Real Estate Dispositions of $5,048,000, or $0.90 per share on a diluted basis, and a Gain on Real Estate Dispositions of $11,756,000, or $0.23 per share on a diluted basis, respectively. In addition, Net Income applicable to common shares for the year ended December 31, 2001 includes a write-down of $7,360,000, or $0.14 per share on a diluted basis, to fair market value of seven facilities. Included in Net Income applicable to common shares for the year ended December 31, 2000 are a $2,000,000, or $0.04 per share on a diluted basis, one-time charge as a result of an equity investment write-off and a $2,751,000, or $0.05 per share on a diluted basis one-time charge as a result of the write-down to fair value less costs to sell of four physician clinics to be sold. The increase in Net Income applicable to common shares is primarily the result of 2000 acquisition activity.

Rental Income attributable to Triple Net Leases for the year ended December 31, 2001 decreased 0.2%, or $675,000, to $223,578,000. The decrease is primarily the result of the impact of dispositions made during 2000 and 2001 offset by acquisition activity during 2001. Rental Income, attributable to Managed Properties for the year ended December 31, 2001 increased 5.7%, or $4,458,000, to $82,688,000 with a related increase in Managed Properties Operating Expenses of 7.3%, or $2,010,000, to $29,464,000. These increases were generated primarily from 2001 acquisition activity which resulted in the addition of 13 facilities. Interest and Other Income for the year ended December 31, 2001 decreased 4.5%, or $1,025,000, to $21,850,000 primarily as a result of a loan payoff in the first quarter of 2001.

Interest Expense for the year ended December 31, 2001 decreased 9.5% or $8,258,000 to $78,489,000. The decrease is primarily the result of lower balances and interest rates on short-term bank loans all described in more detail within the “Liquidity and Capital Resources” section. Real Estate Depreciation increased $731,000 to $69,339,000 as a result of 2001 acquisitions.

FFO for the year ended December 31, 2001 increased 4.7% or $8,031,000 to $179,375,000. The increase is mainly attributable to increases in Rental Income, as offset by increases in Interest Expense and Managed Properties Operating Expenses previously discussed in more detail.

Liquidity and Capital Resources

We have financed investments through the sale of common and preferred stock, the issuance of long-term debt, the assumption of mortgage debt, the mortgaging of certain of our properties, the use of short-term bank lines, the use of internally generated cash flows and through the disposition of assets. Management believes that our liquidity and sources of capital are adequate to finance our operations for the foreseeable future. Future investments in additional facilities (see Note 9 to the Consolidated Financial Statements) will be dependent on the availability of cost-effective sources of capital.

At December 31, 2002, stockholders’ equity totaled $1,280,889,000. Our debt to equity ratio was 1.04 to 1.00. For the year ended December 31, 2002, FFO (before interest expense) covered Interest Expense 3.50 to 1.00.

Equity

In May 2001, we issued 4,025,000 shares of common stock at $34.80 per share, generating net proceeds of $133,000,000. In March 2001 we introduced our Dividend Reinvestment and Stock Purchase Plan (DRIP). As of December 31, 2002, 2,946,974 shares have been issued with net proceeds of $113,191,788 realized under the DRIP. During the year ended December 31, 2002, an additional $18,197,000 has been realized through the exercise of stock options.

We used the net equity proceeds to pay down short-term borrowings under our revolving lines of credit pending deployment on long-term investments. We invested any excess funds in short-term investments until they were needed for acquisitions or development.

As of December 31, 2002, there were a total of 1,678,512 non-managing member units outstanding in three limited liability companies of which we are the managing member: HCPI/Utah, LLC, HCPI/Utah II, LLC and HCPI/Indiana, LLC. These non-managing member units are currently convertible into our common stock on a one-for-one basis. During 2002, we issued 126,250 non-managing member units of HCPI/Utah II, LLC as part of the acquisition of one medical office building and one health care laboratory and biotech research facility. In addition, during 2002, 124,487 non-managing member units were converted into the same number of shares of our common stock.

Senior Unsecured Debt

In June 2002, we issued $250,000,000 of 6.45% coupon (6.74% effective rate after including related costs) Senior Notes due 2012. Interest on these notes is payable semi-annually in June and December.

The following table summarizes the Medium Term Note (MTN) financing activities since January 2000:

Date	Maturity	Coupon Rate	Amount Issued/(Redeemed)
February 2000	—	8.87%	(10,000,000)
February 2000	4 years	9.00%	25,000,000
March–November 2001	—	7.05% – 8.82%	(14,000,000)
January–August 2002	—	7.41% – 8.81%	(17,000,000)
December 2002	—	6.62%	(8,579,000)

Since 1986 debt rating agencies have rated our Senior Notes investment grade. Current senior debt ratings are Baa2 from Moody’s and BBB+ from both Standard & Poor’s and Fitch.

Secured Debt

At December 31, 2002, we had a total of $177,922,000 in Mortgage Notes Payable secured by 35 health care facilities with a net book value of approximately $309,734,000. Interest rates on the Mortgage Notes ranged from 2.78% to 10.63%.

As part of our investment in ARC (see Note 6 to the Consolidated Financial Statements), we have a 9.8% equity interest in each of seven limited liability companies which own an aggregate of nine retirement living communities. The nine retirement living communities owned by the seven limited liability companies collateralize approximately $170,000,000 of first mortgages with fixed and variable interest rates ranging from 2.25% to 9.5% and maturity dates ranging from May 2004 to June 2025.

During 2001, we assumed secured debt of $18,600,000 in connection with the acquisition of a $126,000,000 transaction to acquire entities controlled by The Boyer Company.

During 2000, we completed a secured debt transaction which in the aggregate resulted in loan proceeds of $83,000,000 on a portfolio of 12 medical office buildings and physician clinics with an investment value of approximately $138,000,000. The loan features an average coupon of 8.12% (8.43% effective rate) with a ten year term. These proceeds were used to fund the final payment of our convertible subordinated notes due November 8, 2000.

Revolving Lines of Credit

In October 2002, we closed on a new three year revolving line of credit totaling $490,000,000, an increase of nearly $100,000,000 over our prior bank lines. As of December 31, 2002, we had a total of $219,000,000 available on this line.

Off-Balance Sheet Arrangements

We have an 80% interest in each of five joint ventures that lease six long-term care facilities a 45%-50% interest in four joint ventures that each operate an assisted living facility and a 9.8% interest in seven limited liability companies with ARC owning an aggregate of nine retirement living communities (see Note 6 to the Consolidated Financial Statements and Investments in Consolidated and Non-Consolidated Joint Ventures in Item I above). Since the other members in these joint ventures have significant voting rights relative to acquisition, sale and refinancing of assets as well as approval rights with respect to budgets we account for these investments using the equity method of accounting.

Combined summarized unaudited financial information of our investment in ARC and the unconsolidated joint ventures follows:

	December 31,
	2002	2001
	(Amounts in thousands)
Real Estate Investments, Net	$328,659	$35,691
Other Assets	2,206	2,770

Total Assets	$330,865	$38,461

Notes Payable to Third Parties	$15,017	$15,173
Mortgage Notes Payable to Third Parties—ARC	169,787	—
Accounts Payable	1,303	2,085
Other Partners’ Capital/(Deficit)	112,094	(547)
Investments and Advances from HCPI, Net	32,664	21,750

Total Liabilities and Partners’ Capital	$330,865	$38,461

Rental and Interest Income	$12,397	$4,321

Net Income/(Loss)	$895	$(817)

Company’s Equity in Joint Venture Operations	$154	$7

Distributions to HCPI	$1,789	$953

We have guaranteed approximately $6.8 million on notes payable obligations for four of the other joint ventures.

Contractual Obligations and Contingent Liabilities

As of December 31, 2002, our contractual payment obligations and contingent liabilities were as follows:

	2003	2004-2006	2007-2009	Thereafter	Total
	(amounts in thousands)
Contractual Obligations:
Long-Term Debt	$117,000	$652,000	$255,000	$380,000	$1,404,000

Contingent Liabilities:
Lines of Credit		276,000			276,000
Letters of Credit		4,000			4,000
Guarantees	2,000	3,000	2,000	2,000	9,000

Total Contingent Liabilities	$2,000	$283,000	$2,000	$2,000	$289,000

Other

During the first two quarters of 2000, we repurchased $31,090,000 of our 6% convertible subordinated notes due November 8, 2000 in open market transactions at a gain of $274,000. The balance of $68,910,000 was paid off on the due date.

Retained Cash Flows

Since our inception in May 1985, we have recorded approximately $1,354,918,000 in FFO. Of this amount, we have distributed a total of $1,171,124,000, or 86.4%, to stockholders as dividends on common stock. We have retained the balance of $183,794,000 and used it as an additional source of capital.

Total dividends paid on common stock during the year ended December 31, 2002 were $188,449,000, and as a percentage of FFO was 94.6%. During the first quarter of 2003, we declared a dividend of $0.83 per common share or approximately $49,500,000 in the aggregate.

Available Shelf Registrations

In April 2002, we filed a registration statement with the Securities and Exchange Commission for the registration of $975,000,000 of debt and equity securities that may be issued from time to time. As of December 31, 2002, we have $725,000,000 available for future issuances of debt and equity securities.

Letters of Credit and Security Deposits

At December 31, 2002, we held approximately $12,346,000 in depository accounts and $47,396,000 in irrevocable letters of credit from commercial banks to secure a number of lessees’ lease and borrowers’ loan obligations. We may draw upon the letters of credit or depository accounts if there are any defaults under the leases or loans. Amounts available under letters of credit could change based upon facility operating conditions and other factors, and such changes may be material.

Facility Rollovers

We have concluded a significant number of “facility rollover” transactions on properties that have been under long-term leases and mortgages. Facility rollover transactions principally include lease renewals and renegotiations, leases with new operators on an existing property, exchanges, sales of properties and payoffs on mortgage receivables. The annualized impact on a pro forma FFO basis as if the facility rollover transactions had occurred on January 1 of each year and the number of facility rollovers is listed below. Sales of properties and mortgage receivable pay off proceeds are assumed to be reinvested at 10% for purposes of the table.

	Increases	Decreases	Net (Decrease) Increase in FFO	Facility Rollovers
				Long-Term Care	Assisted Living	Others	Total Facility Rollovers

1997	$102,000	$(1,744,000)	$(1,642,000)	11	—	1	12
1998	769,000	(3,860,000)	(3,091,000)	37	2	2	41
1999	273,000	(3,619,000)	(3,346,000)	8	6	12	26
2000	3,153,000	(4,363,000)	(1,210,000)	19	9	12	40
2001	5,509,000	(5,505,000)	4,000	45	4	11	60
2002	2,596,000	(7,300,000)	(4,704,000)	17	15	19	51

Totals	$12,402,000	$(26,391,000)	$(13,989,000)	137	36	57	230

For the years ending December 31, 2003 and 2004, we have 33 facilities and 14 facilities in the triple net lease portfolio, respectively, that are subject to lease expiration and mortgage maturities. Including lease expirations in the managed portfolio, the percentage of our total revenue subject to lease expirations and mortgage maturities are 3.2% for 2003 and 17.5% for 2004.

Facility Operators

Tenet

Tenet Healthcare Corporation (“Tenet”) leases from us eight acute care hospitals and one medical office building in which we have an aggregate investment of $460,000,000. Rents from these hospitals constitute approximately 16% of our revenue. According to news reports, the U.S. Department of Justice recently filed a lawsuit against Tenet for allegedly submitting fraudulent claims to Medicare. The lawsuit seeks to recover an unspecified amount of triple damages and civil penalties under the False Claims Act. Tenet announced their intention to adopt new policies as of January 1, 2003. We estimate that, if payments at our eight Tenet operated hospitals are reduced in proportion to Tenet’s announcement, rents paid to us would decrease by $500,000 per year and the cash flow coverage of rents after management fees would decrease from 5.1 to 4.5.

Troubled Long-Term Care and Assisted Living Operators

The financial weakness of operators in the long-term care and assisted living sectors may result in some uncertainties in our ability to continue to realize the full benefit of such operators’ leases. We cannot assure you that the bankruptcies of certain long-term care operators and the trouble experienced by assisted living operators would not have a material adverse effect on our Net Income, FFO or the market value of our common stock (see Note 5 to the Consolidated Financial Statements).

Centennial

In early December 2002, we sent default and lease termination notices to Centennial Healthcare Corporation and certain of its subsidiaries (“Centennial”) for non-payment of rent under 17 leases and non-payment of interest and principal under a secured loan, and to a third party lessee for non-payment of rent on three facilities managed by Centennial. On December 20, 2002, Centennial filed voluntary petitions for Chapter 11 reorganization with the U.S. Bankruptcy Court.

On December 31, 2002, we had net rent and interest receivables due from Centennial and the third party lessees of three facilities managed by Centennial of approximately $4.3 million. Letters of credit aggregating $4.4 million securing rent and loan payments due from Centennial were collected on January 2, 2003.

The total obligations of Centennial and the third party lessees under the 20 leases and the loan are approximately $900,000 per month. Our gross investment in the 20 leased facilities and the facility subject to the secured loan was approximately $67 million and the current book value, net of depreciation, is approximately $42 million at December 31, 2002.

We are in the process of transferring operations of ten facilities operated by Centennial to our existing lessees. Operations of nine other facilities may remain with Centennial and the remaining four facilities will go to new lessees. We now anticipate that initial monthly payments under new leases will be approximately 50%, of the current required monthly payments under the existing leases.

Sun Healthcare

Sun Healthcare did not pay February 2003 rent and requested that we terminate the leases for four facilities leased directly from us. Annual rent on the four facilities aggregated $2,400,000 in 2002. We are actively negotiating terms with replacement operators for these facilities. At year end, Sun operated five other facilities through sub-leases and management contracts and our annual rental income on those five facilities for 2002 was approximately $3,200,000. Three of these five properties are now operated by a third party. We preliminarily estimate that fair market annual rents are $1,000,000, less than rents on the six facilities operated by Sun. The current book value of the nine facilities, net of depreciation, was approximately $27 million at December 31, 2002.

Cautionary Language Regarding Forward Looking Statements

Statements in this Annual Report that are not historical factual statements are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The statements include, among other things, statements regarding the intent, belief or expectations of

HCPI and its officers and can be identified by the use of terminology such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “should” and other comparable terms or the negative thereof. In addition, we, through our senior management, from time to time make forward looking oral and written public statements concerning our expected future operations and other developments. Readers are cautioned that, while forward looking statements reflect our good faith belief and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties. Actual results may differ materially from the expectations contained in the forward looking statements as a result of various factors. In addition to the factors set forth under the caption Risk Factors in this Annual Report, readers should consider the following:

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
(g)	Changes in national or regional economic conditions, including changes in interest rates and the availability and cost of capital; and
(h)	The risk that we will not be able to sell or lease facilities that are currently vacant.

Item 7a. DISCLOSURES ABOUT MARKET RISK

Our investments are financed by the sale of common and preferred stock, long-term and medium-term debt, internally generated cash flows, and some short-term bank debt.

We generally have fixed base rent on our leases; in addition, there can be additional rent based on a percentage of increased revenue over specified base period revenue of the properties and/or increases based on inflation indices or other factors. Financing costs are comprised of dividends on preferred and common stock, fixed interest on long-term and medium-term debt and short-term interest on bank debt.

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

We may assume existing mortgage notes payable as part of an acquisition transaction. Currently we have two mortgage notes payable with variable interest rates and the remaining mortgage notes payable have fixed interest rates or interest rates with fixed periodic increases. Our Senior Notes are at fixed rates with one exception for a $25,000,000 variable rate senior note for which management has fixed the interest rate by means of a swap contract. The variable rate loans are at interest rates below the current prime rate of 4.25%, and fluctuations are tied to the prime rate or to a rate currently below the prime rate.

At December 31, 2002, we are exposed to market risks related to fluctuations in interest rates on $4,290,000 of variable rate mortgage notes payable and $267,800,000 of variable rate bank debt out of our portfolio of real estate of $3,120,000,000.

Fluctuation in the interest rate environment will not affect our future earnings and cash flows on our fixed rate debt until that debt matures and must be replaced or refinanced. Interest rate changes will affect the fair value of the fixed rate instruments. Conversely, changes in interest rates on variable rate debt would change our future earnings and cash flows, but not affect the fair value on those instruments. Assuming a one percentage point increase in the interest rate related to the variable rate debt including the mortgage notes payable and the bank lines of credit, and assuming no change in the outstanding balance as of year end, interest expense for 2002 would increase by approximately $2,721,000, or $0.05 per common share on a diluted basis.

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

	Maturity
	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
Mortgage Loans Receivable			$7,054	$62,986	$133,672	$72,193	$275,905	$304,550
Weighted Average Interest Rate			13.00%	10.02%	13.29%	10.51%	11.81%
LIABILITIES
Variable Rate Debt:
Bank Notes Payable			$267,800				$267,800	$267,800
Weighted Average Interest Rate			2.31%				2.31%
Mortgage Notes Payable				$4,290			$4,290	$4,290
Weighted Average Interest Rate				2.78%			2.78%
Fixed Rate Debt:
Senior Notes Payable	$31,000	$92,000	$231,000	$135,000	$140,000	$259,126	$888,126	$950,391
Weighted Average Interest Rate	7.09%	7.78%	6.87%	6.73%	8.06%	6.76%	7.10%
Mortgage Notes Payable	$8,213	$9,557	$13,655			$142,207	$173,632	$196,138
Weighted Average Interest Rate	8.52%	7.59%	8.92%			8.05%	8.12%

Readers are cautioned that most of the statements contained in the “Disclosures about Market Risk” paragraphs are forward looking and should be read in conjunction with the disclosures under the heading “Cautionary Language Regarding Forward Looking Statements” previously set forth.

New Pronouncements

See Note 19 to the Consolidated Financial Statements for a discussion of our implementation of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No.141 “Business Combinations,” No. 142 “Goodwill and Other Intangible Assets,” No. 143 “Accounting for Asset Retirement Obligations,” and No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.

In April 2002, the FASB released Statement of Financial Accounting Standard No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (Statement 145), effective with fiscal years beginning after May 15, 2002. These rescinded Statements primarily relate to the extinguishment of debt and lease accounting. In June 2002, the FASB released Statement of Financial Accounting Standard No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” effective with fiscal years beginning after December 31, 2002 with early application encouraged. In October 2002, the FASB released Statement of Financial Accounting Standard No. 147 “Acquisition of Certain Financial Institutions” which is an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9 (effective for acquisitions on or after October 1, 2002). In December 2002, the FASB released Statement of Financial Accounting Standard No. 148 “Accounting for Stock-Based Compensation” an Amendment of FASB Statement 123. See Note 19 to the Consolidated Financial Statements for a discussion of our implementation of these Financial Accounting Standards Board’s Statements.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers were as follows on February 20, 2003:

Name	Age	Position
Kenneth B. Roath	67	Chairman and Chief Executive Officer
James F. Flaherty III	45	President and Chief Operating Officer
James G. Reynolds	51	Executive Vice President and Chief Financial Officer
Edward J. Henning	49	Senior Vice President, General Counsel and Corporate Secretary
Stephen R. Maulbetsch	46	Senior Vice President – Acquisitions

There is hereby incorporated by reference the information appearing under the captions “Board of Directors and Officers” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Registrant’s definitive proxy statement relating to its Annual Meeting of Stockholders to be held on May 7, 2003.

Item 11. EXECUTIVE COMPENSATION

There is hereby incorporated by reference the information under the caption “Executive Compensation” in the Registrant’s definitive proxy statement relating to its Annual Meeting of Stockholders to be held on May 7, 2003.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There is hereby incorporated by reference the information under the captions “Principal Stockholders” and “Board of Directors and Officers” in the Registrant’s definitive proxy statement relating to its Annual Meeting of Stockholders to be held on May 7, 2003.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There is hereby incorporated by reference the information under the caption “Certain Transactions” and “Compensation Committee Interlocks and Insider Participation” in the Registrant’s definitive proxy statement relating to its Annual Meeting of Stockholders to be held on May 7, 2003.

Item 14. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

Item 15.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

a)	Financial Statements:

1)	Report of Independent Auditors

2)	Financial Statements

Consolidated Balance Sheets—December 31, 2002 and 2001

Consolidated Statements of Income—for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Stockholders’ Equity—for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows—for the years ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

Note: All schedules have been omitted because the required information is presented in the financial statements and the related notes or because the schedules are not applicable.

b)	Reports on Form 8-K:

Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 21, 2002, regarding HCPI’s relationship with Centennial Healthcare.

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

3.5	Amendment No. 3 to Second Amended and Restated Bylaws of HCPI (incorporated by reference to exhibit 3.5 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 2002).

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

4.7

Registration Rights Agreement dated January 20, 1999 between HCPI and Boyer Castle Dale Medical Clinic, L.L.C. (incorporated by reference to exhibit 4.9 to HCPI’s annual report on Form 10-K for the year ended December 31, 1999). This exhibit is identical in all material respects to 13 other documents except the parties thereto. The parties to these other documents, other than HCPI, were Boyer Centerville Clinic Company, L.C., Boyer Elko, L.C., Boyer Desert Springs, L.C., Boyer Grantsville Medical, L.C., Boyer-Ogden Medical Associates, LTD., Boyer Ogden Medical Associates No. 2, LTD., Boyer Salt Lake Industrial Clinic Associates, LTD., Boyer-St. Mark’s Medical Associates, LTD., Boyer McKay-Dee Associates, LTD., Boyer St. Mark’s Medical Associates #2, LTD., Boyer Iomega, L.C., Boyer Springville, L.C., and – Boyer Primary Care Clinic Associates, LTD. #2.

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

4.14

Acknowledgment and Consent dated as of June 12, 2002 by and among Merrill Lynch Private Finance Inc., The Boyer Company, L.C., HCPI/Utah II, LLC, the unitholders of HCPI/Utah II, LLC. and HCPI (incorporated by reference to exhibit 4.14 to HCPI’s quarterly report on Form 10-Q for the period ended June 30, 2002).

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

10.24

Employment Agreement dated October 8, 2002 between HCPI and James F. Flaherty III (incorporated by reference to exhibit 10.24 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 2002).*

10.25

Amendment to Employment Agreement dated October 8, 2002 between HCPI and Kenneth B. Roath (incorporated by reference to exhibit 10.25 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 2002).*

10.26

Revolving Credit Agreement, dated as of October 11, 2002, among HCPI, each of the banks identified on the signature pages hereof, The Bank of New York, as agent for the banks and as issuing bank, Bank of America, N.A. and Wachovia Bank, N.A., as syndicating agents, Wells Fargo Bank, N.A., as documentation agent, with Credit Suisse First Boston, Deutche Bank A.G. and Fleet National Bank as managing agents, and BNY Capital Markets, Inc., as lead arranger and book runner (incorporated by reference to exhibit 10.26 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 2002).

10.27	Settlement Agreement and General Release between HCPI and Devasis Ghose.*

21.1	List of Subsidiaries

23.1	Consent of Independent Auditors

*  Management Contract or Compensatory Plan or Arrangement.

For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant’s Registration Statement on Form S-8 No.s 33-28483 and 333-90353 filed May 11, 1989 and November 5, 1999, respectively, and Form S-8 No.s 333-54786 and 333-54784 each filed February 1, 2001.

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

Dated: February 20, 2003

HEALTH CARE PROPERTY INVESTORS, INC.

(Registrant)

/s/    Kenneth B. Roath

Kenneth B. Roath, Chairman of the Board of

Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	Signature and Title

February 20, 2003	/s/ Kenneth B. Roath
Kenneth B. Roath, Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

February 20, 2003	/s/ James G. Reynolds
James G. Reynolds, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

February 20, 2003	/s/ Mary Brennan Carter
Mary Brennan Carter, Vice President (Principal Accounting Officer)

Date	Signature and Title

February 20, 2003	/s/ Paul V. Colony
Paul V. Colony, Director

February 20, 2003	/s/ Robert R. Fanning
Robert R. Fanning, Jr., Director

February 20, 2003	/s/ James F. Flaherty III
James F. Flaherty III, Director

February 20, 2003	/s/ Michael D. McKee
Michael D. McKee, Director

February 20, 2003	/s/ Harold M. Messmer, Jr.
Harold M. Messmer, Jr., Director

February 20, 2003	/s/ Peter L. Rhein
Peter L. Rhein, Director

February 20, 2003	/s/ Warren E. Spieker, Jr.
Warren E. Spieker, Jr., Director

CERTIFICATIONS

I, Kenneth B. Roath, certify that:

1.	I have reviewed this annual report on Form 10-K of Health Care Property Investors, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining the disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (“Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure control and procedures based on our evaluation as of the Evaluation Date.

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 20, 2003

/s/    Kenneth B. Roath

Kenneth B. Roath

Chief Executive Officer

I, James G. Reynolds, certify that:

1.	I have reviewed this annual report on Form 10-K of Health Care Property Investors, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining the disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (“Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure control and procedures based on our evaluation as of the Evaluation Date.

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 20, 2003

/s/    James G. Reynolds

James G. Reynolds

Chief Financial Officer

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Pages
Report of Independent Auditors	F-2

Consolidated Balance Sheets—as of December 31, 2002 and 2001	F-3

Consolidated Statements of Income—for the years ended December 31, 2002, 2001 and 2000	F-4

Consolidated Statements of Stockholders’ Equity—for the years ended December 31, 2002, 2001 and 2000	F-5

Consolidated Statements of Cash Flows—for the years ended December 31, 2002, 2001 and 2000	F-6

Notes to Consolidated Financial Statements	F-7 – F-27

Schedules II and III have been intentionally omitted as information is in the Notes to Consolidated Financial Statements.

Report of Independent Auditors

The Board of Directors

Health Care Property Investors, Inc.

We have audited the accompanying consolidated balance sheets of Health Care Property Investors, Inc. as of December 31, 2002 and 2001 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health Care Property Investors, Inc. at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.

/S/ ERNST & YOUNG LLP

Irvine, California

January 17, 2003

HEALTH CARE PROPERTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except par values)

	December 31,
	2002	2001
ASSETS

Real Estate Investments:
Buildings and Improvements	$2,514,876	$2,267,030
Accumulated Depreciation	(424,788)	(339,971)

	2,090,088	1,927,059
Construction in Progress	6,873	11,616
Land	274,450	255,881

	2,371,411	2,194,556
Loans Receivable, Net	300,165	176,286
Investments in and Advances to Joint Ventures	32,664	21,750
Accounts Receivable, Net of Allowance for Doubtful Accounts of $2,918 and $1,731 as of December 31, 2002 and 2001	22,382	20,940
Other Assets	13,300	9,213
Cash and Cash Equivalents	8,495	8,408

TOTAL ASSETS	$2,748,417	$2,431,153

LIABILITIES AND STOCKHOLDERS’ EQUITY

Bank Notes Payable	$267,800	$108,500
Senior Notes Payable	888,126	764,230
Mortgage Notes Payable	177,922	185,022
Accounts Payable, Accrued Expenses and Deferred Income	62,145	56,709
Minority Interests in Joint Ventures	13,017	13,767
Minority Interests Convertible into Common Stock	58,518	56,201
Stockholders’ Equity:
Preferred Stock, $1.00 par value: Authorized—50,000,000 shares; 11,721,600 shares outstanding as of December 31, 2002 and 2001	274,487	274,487
Common Stock, $1.00 par value; 200,000,000 shares authorized; 59,469,600 and 56,386,868 outstanding as of December 31, 2002 and 2001	59,470	56,387
Additional Paid-In Capital	1,211,551	1,100,743
Other Equity	(11,705)	(7,948)
Cumulative Net Income	1,020,464	883,084
Cumulative Dividends	(1,273,378)	(1,060,029)

Total Stockholders’ Equity	1,280,889	1,246,724

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,748,417	$2,431,153

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

HEALTH CARE PROPERTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2002	2001	2000
REVENUE
Rental Income, Triple Net Leases	$240,537	$223,578	$224,253
Rental Income, Managed Properties	91,200	82,688	78,230
Interest and Other Income	27,839	21,850	22,875

	359,576	328,116	325,358

EXPENSES
Interest Expense	77,952	78,489	86,747
Real Estate Depreciation	75,722	69,339	68,608
Managed Properties Operating Expenses	32,720	29,464	27,454
General and Administrative Expenses	18,408	13,175	13,266
Impairment Losses on Real Estate	9,200	7,360	2,751
Impairment of Equity Investment	—	—	2,000

	214,002	197,827	200,826

INCOME FROM OPERATIONS	145,574	130,289	124,532
Minority Interests	(8,396)	(6,595)	(5,729)

INCOME BEFORE DISCONTINUED OPERATIONS	137,178	123,694	118,803

DISCONTINUED OPERATIONS
Operating Income From Discontinued Operations	1,332	2,520	2,934
(Loss)/Gain From Real Estate Dispositions	(1,130)	(5,048)	11,756

	202	(2,528)	14,690

NET INCOME BEFORE EXTRAORDINARY ITEM	137,380	121,166	133,493
Extraordinary Item—Gain on Extinguishment of Debt	—	—	274

NET INCOME	137,380	121,166	133,767
Dividends to Preferred Stockholders	24,900	24,900	24,900

NET INCOME APPLICABLE TO COMMON SHARES	$112,480	$96,266	$108,867

BASIC EARNINGS PER COMMON SHARE	$1.95	$1.79	$2.13

DILUTED EARNINGS PER COMMON SHARE	$1.93	$1.78	$2.13

WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC)	57,827	53,879	51,057

WEIGHTED AVERAGE SHARES OUTSTANDING (DILUTED)	58,147	53,975	51,100

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

HEALTH CARE PROPERTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Par Value Amount	Additional Paid-In Capital	Cumulative Net Income	Cumulative Dividends	Other Equity	Total Stockholders’ Equity
December 31, 1999	11,745	$275,041	51,421	$51,421	$940,471	$628,151	$(694,827)	$(4,595)	$1,195,662
Issuances of Common Stock, Net			75	75	2,093				2,168
Exercise of Stock Options			55	55	1,383				1,438
Net Income						133,767			133,767
Stock Repurchase	(23)	(554)	(677)	(677)	(16,765)				(17,996)
Dividends Paid—Preferred Shares							(24,900)		(24,900)
Dividends Paid—Common Shares							(150,179)		(150,179)
Deferred Compensation								(487)	(487)
Notes Receivable From Officers								(190)	(190)

December 31, 2000	11,722	274,487	50,874	50,874	927,182	761,918	(869,906)	(5,272)	1,139,283
Issuances of Common Stock, Net			4,927	4,927	159,345				164,272
Exercise of Stock Options			586	586	14,216				14,802
Net Income						121,166			121,166
Dividends Paid—Preferred Shares							(24,900)		(24,900)
Dividends Paid—Common Shares							(165,223)		(165,223)
Deferred Compensation								(1,026)	(1,026)
Notes Receivable From Officers								(510)	(510)
Other Comprehensive Income/(Loss):
Accumulated Comprehensive Loss (See Note 2)								(1,140)	(1,140)

December 31, 2001	11,722	274,487	56,387	56,387	1,100,743	883,084	(1,060,029)	(7,948)	1,246,724
Issuances of Common Stock, Net			2,447	2,447	93,247				95,694
Exercise of Stock Options			636	636	17,561				18,197
Net Income						137,380			137,380
Dividends Paid—Preferred Shares							(24,900)		(24,900)
Dividends Paid—Common Shares							(188,449)		(188,449)
Deferred Compensation								(3,763)	(3,763)
Notes Receivable From Officers								170	170
Other Comprehensive Income/(Loss):
Accumulated Comprehensive Loss (See Note 2)								(164)	(164)

December 31, 2002	11,722	$274,487	59,470	$59,470	$1,211,551	$1,020,464	$(1,273,378)	$(11,705)	$1,280,889

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

HEALTH CARE PROPERTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Year Ended December 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$137,380	$121,166	$133,767
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Real Estate Depreciation	75,722	69,339	68,608
Real Estate Depreciation in Discontinued Operations	428	1,119	1,231
Impairment Losses on Real Estate	9,200	7,360	2,751
Amortization of Deferred Compensation and Debt Costs	6,109	4,282	4,028
Joint Venture Adjustments	250	243	1,917
Loss/(Gain) on Real Estate Dispositions	1,130	5,048	(11,756)
Gain on Extinguishment of Debt	—	—	(274)
Changes in:
Accounts Receivable	(1,442)	(4,765)	(4,241)
Other Assets	(190)	1,079	3,205
Accounts Payable, Accrued Expenses and Deferred Income	(4,747)	(4,023)	6,275

NET CASH PROVIDED BY OPERATING ACTIVITIES	223,840	200,848	205,511

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Real Estate	(272,853)	(155,329)	(21,558)
Proceeds from Sale of Real Estate Properties	20,890	29,303	81,022
Investments in Joint Ventures and Loans Receivable	(139,330)	7,863	4,250

NET CASH (USED IN)/ PROVIDED BY INVESTING ACTIVITIES	(391,293)	(118,163)	63,714

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Change in Bank Notes Payable	159,300	(96,000)	(11,000)
Repayment of Senior Notes	(124,579)	(14,000)	(10,000)
Issuance of Senior Notes	247,753	—	24,865
Issuance of Secured Debt	—	—	83,000
Cash Proceeds from Issuing Common Stock	102,338	176,310	1,438
Periodic and Final Payments on Mortgages	(7,100)	(10,416)	(3,815)
Repurchase of Common and Preferred Stock	—	—	(17,819)
Repurchase of Convertible Subordinated Notes Payable	—	—	(99,651)
Dividends Paid	(213,349)	(190,123)	(175,079)
Other Financing Activities	3,177	1,329	(10,237)

NET CASH PROVIDED BY /(USED IN) FINANCING ACTIVITIES	167,540	(132,900)	(218,298)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	87	(50,215)	50,927
Cash and Cash Equivalents, Beginning of Period	8,408	58,623	7,696

Cash and Cash Equivalents, End of Period	$8,495	$8,408	$58,623

ADDITIONAL CASH FLOW DISCLOSURES:
Interest Paid, Net of Capitalized Interest	$82,377	$80,160	$85,907

Capitalized Interest	$1,323	$243	$514

Mortgages Assumed on Acquired Properties	$—	$18,569	$—

Equity Issued in Acquisition of Properties	$6,407	$30,730	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

HEALTH CARE PROPERTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) THE COMPANY

Health Care Property Investors, Inc., a Maryland corporation, was organized in March 1985 to qualify as a real estate investment trust (REIT). Health Care Property Investors, Inc. and its affiliated subsidiaries and partnerships (HCPI) were organized to invest in health care related properties located throughout the United States. As of December 31, 2002, we own or have investments in 463 properties located in 43 states. The properties include 184 long-term care facilities, 101 assisted living facilities, 90 medical office buildings (MOBs), 35 physician group practice clinics, 22 acute care hospitals, 14 retirement living communities, nine freestanding rehabilitation hospitals and eight health care laboratory and biotech research facilities. As of December 31, 2002, we provided mortgage loans on or leased these properties to 96 health care operators and to approximately 650 tenants in the managed portfolio (defined in the following text).

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

During 2000, we adopted the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 101 (SAB 101) “Revenue Recognition in Financial Statements.” Under SAB 101, we are required to defer income recognition of additional rents that are based on facility revenue increases until an annual (rather than quarterly) contractual facility revenue hurdle is exceeded. Due to our current lease structures, SAB 101 will delay the recognition of certain additional rents from the first quarter of a year to subsequent quarters of the year. We previously followed the practice of estimating and applying rents ratably throughout each of the quarters. SAB 101 had no impact on our results of operations for the years ended December 31, 2002 and 2001 and had a minor impact in reducing income by $300,000 in our results of operations for the year ended December 31, 2000.

Managed Property Operations:

We have ownership interests in 67 MOBs, 26 physician group practice clinics, 8 health care laboratory and biotech research facilities and one surgery center which are managed by independent property management companies on our behalf. These facilities are leased to multiple tenants under gross, modified gross or triple net leases. Rental income is recorded under Rental Income, Managed Properties in our financial statements. Expenses related to the operation of these facilities are recorded as Managed Properties Operating Expenses.

Real Estate:

We record the acquisition of real estate at cost and use the straight-line method of depreciation for buildings and improvements over estimated useful lives ranging up to 45 years. We periodically evaluate our investments in real estate for potential impairment by comparing our investment to the expected future cash flows to be generated from the properties. If such impairments were to occur, we would write-down our investment in the property to estimated fair value. In addition, certain of our investments are in the process of being sold. In instances where the expected sales price is projected to be less than the net investment we will write-down our investment in the property to fair value. Acquisition, development and construction arrangements are accounted for as real estate investments/joint ventures or loans based on the characteristics of the arrangements.

Investments In Consolidated Subsidiaries And Partnerships:

We consolidate the accounts of our subsidiaries and certain general and limited partnerships which are majority owned and controlled. All significant intercompany investments, accounts and transactions have been eliminated.

Investments In And Advances To Joint Ventures:

We have investments in certain general partnerships and joint ventures (see Note 6 following) in which we may serve as the general partner or managing member. However, since the other members in these joint ventures have significant voting rights relative to acquisition, sale and refinancing of assets as well as approval rights with respect to budgets, we account for these investments using the equity method of accounting. The accounting policies of these joint ventures are substantially consistent with those of HCPI.

Federal Income Taxes:

We have operated at all times so as to qualify as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986. As such, we are not taxed on our income that is distributed to stockholders. At December 31, 2002, the tax basis of our net assets and liabilities is less than the reported amounts by approximately $280,000,000. The majority of this difference is attributable to the merger of American Health Properties, Inc. in 1999, wherein, for reporting purposes the assets are recordable at fair market value while tax bases remain at historical cost. Additional variances are caused by accelerated depreciation for tax assets and differences in tax basis value versus fair market value in three limited liability companies which are consolidated (and where we are the managing member).

Earnings and profits, which determine the taxability of dividends to stockholders, differ from net income for financial statements due to the treatment required under the Internal Revenue Code of certain interest income and expense items, depreciable lives, bases of assets and timing of rental income.

Discontinued Operations:

We have reclassified certain facilities’ operations as Discontinued Operations in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (Statement 144) which was issued in August 2001. Statement 144 established accounting and reporting standards requiring that long-lived assets to be disposed of be reported as Discontinued Operations if management has committed to a plan to sell the asset under usual and customary terms within one year. See Note 4 for the impact of Statement 144 on previously reported periods.

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

Derivatives And Hedging:

During 1999, we entered into a $25,000,000 swap contract through which the variable interest rate on a senior note is fixed until its February 2004 maturity. We have reflected the unrealized loss on the swap contract based on the change in fair market value of $164,000 and $1,140,000, respectively, as of December 31, 2002 and 2001 as an accumulated other comprehensive loss (see Note 12), which is recorded under Other Equity on the face of the balance sheet. If the note is held to maturity, the unrealized loss will not be incurred.

Accounting and reporting standards require that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. Additionally, changes in the derivative’s fair value are recognized as other comprehensive income if specific hedge accounting criteria are met. If these criteria are not met, changes in the fair value are to be included in earnings.

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

(3) REAL ESTATE INVESTMENTS

The Company was organized to make long-term, equity-oriented investments principally in operating, income-producing health care related properties.

Leases:

Under the terms of our triple net lease agreements, we earn fixed monthly base rental income and may earn periodic additional rental income. At December 31, 2002, minimum future rental income from 384 properties with non-cancelable operating leases are as follows:

Year	Total Non-Cancelable Lease-Revenues		Non-Cancelable Lease Revenues Subject to Purchase Options (1)		Properties Subject to Purchase Options
2003	$304,555		$14,329		30
2004	249,052	(2)	49,528	(2)	16
2005	224,960	(2)	8,566		10
2006	209,809		6,576		12
2007	193,985		6,755		6
Thereafter	908,113		46,576		68

Total	$2,090,474		$132,330		142

(1)	Total Non-Cancelable Lease Revenues subject to purchase option in the year shown. The 2003 amount includes $6,397 of non-cancelable lease revenues from all facilities in which a purchase option was available in the prior years, was not exercised and remains available to exercise and for which revenue would not be recognized if the option was exercised.
(2)	The 2004 and 2005 amounts are impacted by eight hospitals leased to Tenet Healthcare Corporation that come up for renewal or purchase option in either 2004 or 2005. Six of the leases were renewed in 1999 for a five year term. Non-cancelable lease revenues of $43,061 and $9,231 for 2004 and 2005, respectively, relate to these eight hospitals.

Purchase options are generally at fair value and at an amount in excess of the original purchase price.

Investments:

During the years ended December 31, 2002 and 2001, we completed the following investment activity:

	2002	2001
Acquisition of Properties	$232,500,000	$190,000,000
Loans and Equity Investments	154,800,000	10,000,000
New Construction and Expansion	29,700,000	40,000,000

Total Investments	$417,000,000	$240,000,000

The $232,500,000 in acquisitions was comprised of 29 properties, including 11 skilled nursing facilities, seven congregate care and assisted living facilities, five health and wellness centers, two retirement living communities, three medical office buildings and one health care laboratory and biotech research facility. See Note 6 for details on our $125,000,000 investment in American Retirement Corporation (ARC).

The $190,000,000 in 2001 in acquisitions was comprised of 27 properties, including eight skilled nursing facilities, eight medical office buildings, five health care laboratory and biotech research facilities and six congregate care assisted living facilities. Facilities under construction include a $28,000,000 short stay hospital and medical office building and a $12,300,000 health care laboratory and biotech research facility. At December 31, 2001, we had funded $10,800,000 for construction of these facilities.

In September 2001, we invested $10,000,000 in a participation to fund three loans each secured by an assisted living facility. One facility was sold in November 2001 and $7,400,000 of our initial investment was repaid to us.

The following tabulation lists our total real estate investments and related mortgage notes payable at December 31, 2002 (Dollar amounts in thousands):

Facility Location	Number of Facilities	Land	Buildings & Improvements	Total Investments	Accumulated Depreciation	Mortgage Notes Payable (Note 8)
LONG-TERM CARE FACILITIES
Arizona	3	$809	$10,208	$11,017	$1,473	$—
Arkansas	6	209	8,233	8,442	3,887	—
California	13	5,609	23,814	29,423	16,356	—
Colorado	5	1,891	20,590	22,481	7,961	—
Florida	9	6,609	29,007	35,616	10,889	—
Indiana	32	5,419	137,448	142,867	23,973	—
Kansas	3	788	10,719	11,507	4,638	74
Maryland	3	1,287	21,655	22,942	9,919	—
Massachusetts	5	1,587	15,312	16,899	10,826	—
Michigan	3	451	9,896	10,347	2,474	—
North Carolina	7	1,342	23,547	24,889	7,818	2,547
Ohio	12	2,365	53,220	55,585	15,490	632
Oklahoma	12	2,368	22,771	25,139	5,089	—
Tennessee	13	1,807	59,509	61,316	16,941	—
Texas	9	1,526	33,865	35,391	3,967	—
Wisconsin	6	1,147	17,931	19,078	9,285	—
Other (14 States)	21	7,511	71,039	78,550	19,426	—

Total Long-Term Care Facilities	162	42,725	568,764	611,489	170,412	3,253

ACUTE CARE HOSPITALS
California	4	36,836	190,438	227,274	25,322	—
North Carolina	1	2,600	69,900	72,500	6,324	—
Other (9 States)	14	24,295	293,036	317,331	34,208	—

Total Acute Care Hospitals	19	63,731	553,374	617,105	65,854	—

ASSISTED LIVING CENTERS
California	7	3,240	34,221	37,461	4,301	—
Florida	11	9,322	38,313	47,635	5,076	—
Louisiana	3	1,280	16,096	17,376	2,486	—
New Jersey	4	1,619	19,996	21,615	3,301	—
Pennsylvania	3	515	17,207	17,722	3,907	—
South Carolina	4	722	12,031	12,753	1,304	—
Texas	22	7,138	97,973	105,111	14,942	—
Washington	3	845	11,557	12,402	2,119	—
Other (17 States)	24	13,049	144,209	157,258	21,761	75

Total Assisted Living Centers	81	37,730	391,603	429,333	59,197	75

RETIREMENT LIVING COMMUNITIES
Florida	1	3,250	26,786	30,036	683	—
South Carolina	2	1,045	30,839	31,884	6,748	—
Texas	2	2,470	22,560	25,030	592	—

Total Retirement Living Communities	5	6,765	80,185	86,950	8,023	—

Facility Location	Number of Facilities	Land	Buildings & Improvements	Total Investments	Accumulated Depreciation	Mortgage Notes Payable
REHABILITATION HOSPITALS
Arizona	1	1,565	7,071	8,636	2,281	—
Arkansas	2	1,409	19,566	20,975	3,716	—
Colorado	1	690	8,346	9,036	2,371	—
Florida	1	2,000	16,769	18,769	12,325	—
Kansas	2	3,816	23,232	27,048	4,593	—
Texas	1	1,990	13,077	15,067	5,518	—
West Virginia	1	—	14,400	14,400	1,306	—

Total Rehabilitation Hospitals	9	$11,470	$102,461	$113,931	$32,110	$—

MEDICAL OFFICE BUILDINGS
Arizona	9	$2,735	$49,445	$52,180	$3,762	$6,437
California	9	22,390	91,248	113,638	15,513	33,714
Florida	5	800	24,683	25,483	1,683	3,263
Indiana	13	13,590	59,727	73,317	7,087	4,043
Massachusetts	2	2,180	27,646	29,826	2,210	12,579
New Jersey	2	3,675	27,465	31,140	2,687	13,000
Texas	11	9,799	94,667	104,466	15,037	30,486
Utah	20	9,525	108,325	117,850	10,012	12,845
Other (15 States)	19	13,484	170,641	184,125	13,426	45,128

Total Medical Office Buildings	90	78,178	653,847	732,025	71,417	161,495

HEALTH CARE LABORATORY AND BIOTECH RESEARCH FACILITIES
Utah	8	2,615	64,069	66,684	1,762	13,099

Total Health Care Laboratory and Biotech Research Facilities	8	2,615	64,069	66,684	1,762	13,099

PHYSICIAN GROUP PRACTICE CLINICS
California	2	8,070	37,733	45,803	6,083	—
Florida	9	7,600	14,801	22,401	1,972	—
Georgia	2	1,300	2,617	3,917	636	—
North Carolina	2	2,400	3,553	5,953	472	—
Tennessee	4	2,295	13,478	15,773	2,250	—
Texas	4	2,113	9,850	11,963	1,595	—
Wisconsin	6	4,045	17,687	21,732	1,936	—
Other (3 States)	6	2,800	7,727	10,527	1,069	—

Total Physician Group Practice Clinics	35	30,623	107,446	138,069	16,013	—

Vacant Land Parcels	—	613	—	613	—	—

TOTAL CONSOLIDATED REAL ESTATE OWNED	409	274,450	2,521,749	2,796,199	424,788	177,922

Joint Venture Investments, (See Note 6)	10	—	—	32,664	—	—
Leasehold Interest (See Note 7)	—	—	—	13,500	—	—
Secured Loans Receivable (See Note 7)	44	—	—	275,905	—	—

TOTAL INVESTMENT PORTFOLIO	463	$274,450	$2,521,749	$3,118,268	$424,788	$177,922

(4) DISCONTINUED OPERATIONS

Statement 144 requires that the operating results generated on long-lived assets to be disposed of be reclassified as Discontinued Operations. The reclassification has no impact on Net Income, FFO or per share amounts.

When we have committed to a plan to sell the asset under usual and customary terms within one year of establishing the plan to sell, the financial results for all periods presented are reclassified as Discontinued Operations. The following illustrates the net reclassification impact of Statement 144 on previously issued financial statements as a result of classifying facilities as Discontinued Operations during 2002.

Increase/(Decrease) in Income From Operations from amounts previously stated:

	Year Ended December 31, 2001	Year Ended December 31, 2000
Rental Income, Triple Net Properties	$(2,932)	$(2,758)
Rental Income, Managed Properties	(1,404)	(1,588)
Interest and Other Income	(8)	(102)

	(4,344)	(4,448)

Real Estate Depreciation	1,119	1,231
Managed Properties Operating Expenses	641	283
General and Administrative Expenses	64	—

	1,824	1,514

Discontinued Operations	$(2,520)	$(2,934)

For the year ended December 31, 2002, we had 13 facilities classified as Discontinued Operations. Included in Discontinued Operations is operating income from these 13 facilities of $1,332,000 for the year ended December 31, 2002. Of these 13 facilities, seven have been sold and six with a net book value of $7,900,000 had not yet been sold as of December 31, 2002.

(5) OPERATORS (unaudited)

Major Operators:

Listed below are our major operators which represent three percent or more of our revenue, the investment in properties operated by those operators, and the percentage of total revenue from these operators for the years ended December 31, 2002, 2001 and 2000. All of the companies listed below are publicly traded companies and are subject to the informational filing requirements of the Securities and Exchange Act of 1934, as amended, and accordingly file periodic financial statements on Form 10-K and Form 10-Q with the Securities and Exchange Commission.

		Percentage of Total Revenue For the
	Investment at December 31, 2002	Years Ended December 31,
		2002	2001	2000
	(Amounts in thousands)
Tenet Healthcare Corporation (Tenet)	$459,773	16%	17%	17%
Kindred Healthcare, Inc. (Kindred)	93,312	5	5	5
HealthSouth Corporation (HealthSouth)	113,979	4	5	5
Emeritus Corporation (Emeritus)	169,157	4	4	4
American Retirement Corporation (ARC)	206,486	3	*	*
HCA, Inc. (HCA)	80,368	3	3	3
Beverly Enterprises, Inc. (Beverly)	92,543	3	4	4
Centennial Healthcare Corp, (Centennial)	67,090	3	3	3

	$1,282,708	41%	41%	41%

* Less than 1%

Tenet

Tenet Healthcare Corporation (“Tenet”) leases eight acute care hospitals and one medical office building in which we have an investment of $460,000,000. Rents from these hospitals accounted for approximately 16.1% of our 2002 revenue. According to news reports, the U.S. Department of Justice recently filed a lawsuit against Tenet for allegedly submitting fraudulent claims to Medicare. The lawsuit seeks to recover an unspecified amount of triple damages and civil penalties under the False Claims Act.

Centennial

In early December 2002, we sent default and lease termination notices to Centennial Healthcare Corporation and certain of its subsidiaries (“Centennial”) for non-payment of rent under 17 leases and non-payment of interest and principal under a secured loan, and to a third party lessee for non-payment on three facilities managed by Centennial. In December 2002, Centennial filed voluntary petitions for Chapter 11 reorganization with the U.S. Bankruptcy Court.

On December 31, 2002, we had net rent and interest receivables due from Centennial and the third party lessees of three facilities managed by Centennial of approximately $4.3 million. Letters of credit aggregating $4.4 million securing rent and loan payments due from Centennial were collected on January 2, 2003.

The total obligations of Centennial and the third party lessees under the 20 leases and the loan are approximately $900,000 per month. Our gross investment in the 20 leased facilities and the facility subject to the secured loan was approximately $67 million and the current book value, net of depreciation, is approximately $42 million at December 31, 2002.

Troubled Long-Term Care and Assisted Living Operators:

Approximately 25% of our annualized revenue is currently derived from the long-term care sector. Reduced reimbursements, a nursing shortage and increased liability insurance costs continue to plague the industry. Certain temporary Medicare add-on payments enacted in The Balanced Budget Refinement Act of 1999 and Medicare, Medicaid and SCHIP Benefit and Protection Act of 2000 expired in October 2002. As a result, Medicare reimbursement to nursing homes declined about 9%, as of October 1, 2002. Other add on payments associated with certain classifications are scheduled to expire October 1, 2003 unless Congress acts to restore the payments. A planned limitation on patient Medicare rehabilitation therapy procedures scheduled for January 1, 2003 has been delayed until July 2003. The therapy cap may be further delayed. However, if the cap is enacted it is anticipated that Medicare reimbursement will be further reduced.

Due to economic challenges facing many states, nursing homes will likely continue to be under funded. Some states, such as California, have proposed to reduce Medicaid reimbursement to nursing home providers. Management believes that inadequate Medicare and Medicaid reimbursements and other issues discussed above will cause losses and reduced financial performance for many long-term care facilities and operators.

Sun Healthcare did not pay February 2003 rent and requested that we terminate the leases for four facilities leased directly from us. Annual rent on the four facilities aggregated $2,400,000 in 2002. We are actively negotiating terms with replacement operators for these facilities. At year end, Sun operated five other facilities through sub-leases and management contracts and our annual rental income on those five facilities for 2002 was approximately $3,200,000. Three of these five properties are now operated by a third party. The current book value of the nine facilities, net of depreciation, is approximately $27 million at December 31, 2002.

We currently derive approximately 14% of our annualized revenue from the assisted living industry. This sector has been challenged by overbuilding, slow fill-up, rising insurance costs and higher operating costs associated with increased acuity of residents. Occupancy rates and bottom line performance, including cash flow coverage on rents, are improving. Various operators have continued to expand their portfolios through acquisitions of existing assisted living facilities during this past year, indicating a positive signal for the industry. More operators are reporting positive operating cash flows for their portfolios while others are approaching this milestone.

We cannot assure you that the bankruptcies of certain long-term care operators and the trouble experienced by assisted living operators will not have a material adverse effect on our Net Income, FFO or the market value of our common stock.

(6) INVESTMENTS IN AND ADVANCES TO JOINT VENTURES AND ARC LOAN

We have an 80% interest in five joint ventures that lease six long-term care facilities and a 45%-50% interest in four joint ventures that each operate an assisted living facility. Since the other members in these joint ventures have significant voting rights relative to acquisition, sale and refinancing of assets as well as approval rights with respect to budgets, we account for these investments using the equity method of accounting.

Combined summarized unaudited financial information of the joint ventures follows:

	December 31,
	2002	2001
	(Amounts in thousands)
Real Estate Investments, Net	$328,659	$35,691
Other Assets	2,206	2,770

Total Assets	$330,865	$38,461

Notes Payable to Third Parties	$15,017	$15,173
Mortgage Notes Payable to Third Parties—ARC	169,787	—
Accounts Payable	1,303	2,085
Other Partners’ Capital/(Deficit)	112,094	(547)
Investments and Advances from HCPI, Net	32,664	21,750

Total Liabilities and Partners’ Capital	$330,865	$38,461

Rental and Interest Income	$12,397	$4,321

Net Income/(Loss)	$895	$(817)

Company’s Equity in Joint Venture Operations	$154	$7

Distributions to HCPI	$1,789	$953

On September 30, 2002 we completed a $125,000,000 total investment in subsidiaries of American Retirement Corporation (ARC). The total investment is comprised of a $112,750,000 five year loan to an ARC subsidiary and a separate 9.8% equity interest in each of seven limited liability companies (ARC LLCs) for $12,250,000. Collectively, the limited liability companies own and lease nine retirement living communities. ARC holds the remaining 90.2% ownership interest. The loan is collateralized by ARC’s ownership interest in the ARC LLCs.

Distributions of operating cash flow from each limited liability company are made monthly as follows: first, to us to cover any preferred distribution shortfalls from previous periods; second, to ARC to cover any preferred distribution shortfalls from previous periods; third, to us equal to 9% annually on its equity interest in the limited liability companies; fourth, to ARC equal to 12% annually on its 90.2% ownership interest; and fifth, all remaining operating cash flow with be distributed 5% to us and 95% to ARC.

The loan of $112,750,000 has an initial pay rate of 9% increasing annually by 55 basis points over the five-year loan term with a required payment at maturity to bring our return to 19.5%. The loan may be prepaid after three years without penalty. In the event of default on the loan, we can foreclose on ARC’s ownership interest in the ARC LLCs. Based on management’s analysis of the loan to asset value underlying the investment, we are recording interest income at approximately 13% at the present time. We regularly monitor the performance of the underlying retirement living communities that support the investment, and may make adjustments to the interest income recognition rate from time to time. As of December 31, 2002, $1,200,000 of accrued interest receivable has been recorded, representing the difference between the accrual rate and the pay rate.

On September 30, 2007, we will have the option to purchase ARC’s 90.2% interest in the ARC LLCs for the greater of the fair market value, or an amount which yields a 19.5% internal rate of return to ARC.

Included in Other Partners’ Capital/(Deficit) above at December 31, 2002 is $112,750,000 contributed by the ARC subsidiary to the ARC LLCs.

As of December 31, 2002, we have guaranteed approximately $6,800,000 million on notes payable obligations for four of these joint ventures.

(7) LOANS RECEIVABLE

The following is a summary of the Loans Receivable:

	December 31,
	2002	2001
	(Amounts in thousands)
Secured Loans (See below)	$275,905	$148,075
Financing Leases	—	8,192
Other Loans	24,260	20,019

Total Loans Receivable	$300,165	$176,286

Total Loans Receivable is Net of Reserves of 1,227,000 and 2,107,000 at December 31, 2002 and 2001.

At December 31, 2002, minimum future principal payments from Loans Receivable are approximately $3,590,000 in 2003, $14,990,000 in 2004, $11,009,000 in 2005, $65,679,000 in 2006, $135,365,000 in 2007 and $69,532,000 in the aggregate thereafter.

The following is a summary of Secured Loans Receivable at December 31, 2002:

Final Payment Due	Number of Loans	Payment Terms	Initial Principal Amount	Carrying Amount
			(Amounts in thousands)
2005	1	Monthly payments of $77,187 including interest of 13.00% secured by a skilled nursing facility in Michigan	$7,054	$7,054
2006	3	Monthly payments from $30,842 to $315,700 including interest from 9.59% to 11.60% secured by an acute care hospital located in Texas and retirement center located in North Carolina.	39,521	40,687
2007	1	Quarterly interest payments of $2,536,875 at an initial pay rate of 9.0% increasing annually by 55 basis points to generate a 19.5% return at maturity, secured by an ownership interest in seven LLCs (see Note 6).	112,750	116,485
2007	3	Monthly payments from $7,987 to $217,806 including interest from 10.50% to 13.75%, secured by an acute care facility in New Mexico and an assisted living facility in Wisconsin.	38,708	39,074
2010	1	Monthly payments of $341,700 including interest of 11.10% secured by a congregate care facility and nine long—term care facilities.	34,760	32,188
2007–2031	9	Monthly payments from $13,900 to $119,000 including interest rates from 5.74% to 12.51% secured by various facilities in various states.	43,855	40,417

Totals	18		$276,648	$275,905

(8) NOTES PAYABLE

Senior Notes Payable:

On June 25, 2002, we issued $250,000,000 of 6.45% coupon Senior Notes due 2012. Interest on these notes is payable semi-annually in June and December.

The following is a summary of Senior Notes outstanding at December 31, 2002 and 2001:

Maturity	12/31/02	12/31/01	Int Rate	Year Issued
2002	—	99,000,000	7.05%	1997
2002	—	17,000,000	7.41%-8.81%	1995
2003	11,000,000	11,000,000	6.70-8.00%	1993
2003	20,000,000	20,000,000	9.66%	1998
2004	5,000,000	5,000,000	9.10%	1994
2004	25,000,000	25,000,000	9.00%	2000
2004	62,000,000	62,000,000	6.92%-7.48%	1999
2005	31,000,000	31,000,000	7.03%-7.79%	1995
2005	200,000,000	200,000,000	6.77%	1998
2006	115,000,000	115,000,000	6.50%	1996
2006	20,000,000	20,000,000	7.88%	1998
2007	140,000,000	140,000,000	7.3%-8.16%	1997
2010	6,421,000	15,000,000	6.62%	1995
2012	250,000,000	—	6.66%	2002
2015	5,000,000	5,000,000	9.00%	1995

	890,421,000	765,000,000
Unamortized Option
Payment Received Related to 1998 Debt, net	3,849	4,158
Less: Unamortized Discount	(6,144)	(4,928)

	$888,126	$764,230

The weighted average interest rate on the Senior Notes was 7.08% and 7.24% for 2002 and 2001 and the weighted average balance of the Senior Note borrowings was approximately $796,701,000 and $774,892,000 during 2002 and 2001, respectively. Original issue discounts are amortized over the term of the Senior Notes. The option payment relates to the unamortized portion of a put option associated with $200,000,000 principal amount of 6.875% MandatOry Par Put Remarketed Securities (MOPPRS) due June 8, 2015 which are subject to mandatory tender on June 8, 2005. The put option is being amortized to interest expense over 17 years. We may be required to repurchase all or a portion of the MOPPRS at face value on June 8, 2005. The interest rate on any remaining MOPPRS from June 8, 2005 to the final maturity date will be reset to 5.565% plus an applicable spread. If held to maturity, the first required Senior Note maturities would be $31,000,000 in 2003, $92,000,000 in 2004, $231,000,000 in 2005, $135,000,000 in 2006, $140,000,000 in 2007 and $259,126,000 in the aggregate thereafter.

During the year ended December 31, 2002, we paid off $124,579,000 of maturing long-term debt with an average interest rate of 7.20%.

Mortgage Notes Payable:

At December 31, 2002, we had a total of $177,922,000 in Mortgage Notes Payable secured by 35 health care facilities with a net book value of approximately $309,734,000. Interest rates on the Mortgage Notes ranged from 2.78% to 10.63%. Required principal payments on the Mortgage Notes are $12,232,000 in 2003, $13,587,000 in 2004, $16,102,000 in 2005, $7,567,000 in 2006, $4,302,000 in 2007 and $124,132,000 in the aggregate thereafter.

Bank Notes:

In October 2002, we closed on a new three year revolving line of credit totaling $490,000,000. The new line bears an annual facility fee of 0.25%. The agreement provides for interest at the Prime Rate, the London Interbank Offered Rate (LIBOR) plus 0.875% or at a rate negotiated with each bank at the time of borrowing. An additional fee of 0.125% is paid on borrowings when borrowings exceed 50% of the $490,000,000 capacity. Interest rates incurred by us ranged from 2.15% to 3.51% and 1.55% to 7.88% on maximum short-term bank borrowings of $309,800,000 and $204,500,000 for 2002 and 2001, respectively. The weighted average interest rates were approximately 2.63% and 5.20% on weighted average short-term bank borrowings of $188,115,000 and $101,460,000 for the same respective periods.

(9) COMMITMENTS

We have commitments to acquire various facilities for $136,000,000. We have outstanding commitments to fund additional development of facilities on existing properties of approximately $2,600,000 and are committed to fund $40,000,000 for construction of new health care facilities.

(10) COMMON STOCK

During the year ended December 31, 2002, we raised $84,290,000 at an average price per share of $39.54 under our Dividend Reinvestment and Stock Purchase Plan (DRIP). Since implementation of the new DRIP in March 2001, $107,320,000 has been raised through the issuance of new common equity under the DRIP.

(11) PREFERRED STOCK

Preferred Stock is comprised of three series of cumulative redeemable preferred stock summarized as follows:

Issuance	Shares Outstanding	Issue Price	Dividend Rate	Callable at Par on or After
7.875% series A	2,400,000	$25/share	7.875%	September 30, 2002
8.70% series B	5,345,000	$25/share	8.70%	September 30, 2003
8.60% series C	3,976,600	$25/share	8.60%	October 27, 2002

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

(12) OTHER EQUITY

Other equity consists of the following:

	December 31,
	2002	2001
	(Amounts in thousands)
Unamortized Balance on Deferred Compensation	$8,142	$4,379
Notes Receivable From Officers and Directors for Purchase of Common Stock	2,259	2,429
Accumulated Other Comprehensive Loss (See Note 2)	1,304	1,140

Total Other Equity	$11,705	$7,948

Deferred compensation is the value of incentive stock awards granted to employees and directors. See Note 17.

Other comprehensive loss is a reduction of net income in calculating comprehensive income. Comprehensive income is the change in equity from non-owner sources. Comprehensive income for the years ended December 31, 2002 and 2001 was $137,216,000 and $120,026,000, respectively.

(13) OPERATING PARTNERSHIP UNITS

As of December 31, 2002, there were a total of 1,678,512 non-managing member units outstanding in three limited liability companies in which we are the managing member: HCPI/Utah, LLC, HCPI/Utah II, LLC and HCPI/Indiana, LLC. These non-managing member units are convertible into our common stock on a one-for-one basis. During the year ended December 31, 2002, we issued 126,250 non-managing member units of HCPI/Utah II, LLC as part of the acquisition of one medical office building and one health care laboratory and biotech research facility. In addition, during the year 124,487 non-managing member units were converted into the same number of common shares.

(14) EARNINGS PER COMMON SHARE

We compute earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic earnings per common share is computed by dividing Net Income applicable to common shares by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share are calculated including the effect of dilutive securities. Approximately 1,000,000 options to purchase shares of common stock that had an exercise price in excess of the average market price of the common stock during the period were not included because they are not dilutive.

(Amounts in thousands except per share amounts)	For Year Ended December 31,
	2002			2001			2000
	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
Basic Earnings Per Common Share:
Net Income Applicable to Common Shares	$112,480	57,827	$1.95	$96,266	53,879	$1.79	$108,867	51,057	$2.13
Dilutive Options (See Note 16)	—	320		—	96		—	43

Diluted Earnings Per Common Share	$112,480	58,147	$1.93	$96,266	53,975	$1.79	$108,867	51,100	$2.13

(15) FUNDS FROM OPERATIONS (Unaudited)

We are required to report information about operations on the basis that we use internally to measure performance under Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, effective beginning in 1998.

We believe that Funds From Operations (FFO) an important supplemental measure of operating performance for a real estate investment trust. Because the historical cost accounting convention used for real estate assets requires straight-line depreciation (except on land) such accounting presentation implies that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen and fallen with market conditions, presentations of operating results for a real estate investment trust that uses historical cost accounting for depreciation could be less informative. The term FFO was designed by the real estate investment trust industry to address this problem.

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

FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income. FFO, as defined by us, may not be comparable to similarly entitled items reported by other real estate investment trusts that do not define it exactly as the NAREIT definition.

Below are summaries of the calculation of FFO for the years ended December 31, 2002, 2001 and 2000 (all amounts in thousands):

	2002	2001	2000
Net Income Applicable to Common Shares	$112,480	$96,266	$108,867
Real Estate Depreciation and Amortization	75,722	69,339	68,608
Impairment Losses on Real Estate	9,200	7,360	2,751
Joint Venture Adjustments	250	243	1,917
Loss/(Gain) and Depreciation on Real Estate Dispositions	1,558	6,167	(10,525)
Gain on Extinguishment of Debt	—	—	(274)

Funds From Operations	$199,210	$179,375	$171,344

(16) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. The carrying amount for Cash and Cash Equivalents approximates fair value because of the short-term maturity of those instruments. Fair values for Secured Loans Receivable, Senior Notes and Mortgage Notes Payable are based on the estimates of management and on rates currently prevailing for comparable loans and instruments of comparable maturities, and are as follows:

	December 31, 2002		December 31, 2001
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(Amounts in thousands)

Secured Loans Receivable	$275,905	$304,550	$148,075	$143,319
Senior Notes and Mortgage Notes Payable	$1,066,048	$1,150,819	$949,252	$975,617

(17) STOCK INCENTIVE PLAN

Directors, officers and key employees of ours are eligible to participate in our 2000 Stock Incentive Plans (Plan). A summary of the status of our Plan at December 31, 2002, 2001 and 2000 and changes during the years then ended is presented in the following table and narrative:

	2002		2001		2000
Stock Incentive Plan (Options)	Shares (000’s)	Weighted Average Exercise Price	Shares (000’s)	Weighted Average Exercise Price	Shares (000’s)	Weighted Average Exercise Price
Outstanding, beginning of year	4,403	$31	3,285	$28	2,729	$31
Granted	12	42	1,717	34	1,383	24
Exercised	(636)	29	(586)	25	(55)	26
Forfeited	(10)	32	(13)	—	(772)	—

Outstanding, end of year	3,769	31	4,403	31	3,285	28
Exercisable, end of year	1,037	33	803	31	1,199	28
Weighted average fair value of options granted during the year	$2.48		$1.09		$0.47

Incentive Stock Awards
Issued	157		86		78
Canceled	(1)		(1)		(3)

The incentive stock awards (Awards) are granted at no cost to the employees or directors. The Awards generally vest and are amortized over five year periods (four years for directors). The stock options generally become exercisable on either a one year or a five year schedule after the date of the grant.

The following table describes the options outstanding as of December 31, 2002.

Total Options Outstanding (000’s)	Exercise Price	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining (Years)	Options Exercisable At December 31, 2002 (000’s)	Weighted Average Exercise Price
1,394	$22-$30	$25	7	265	$27
1,017	$30-$35	$32	8	433	$33
1,358	$35-$43	$36	9	339	$38

3,76 9				1,037

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following ranges of assumptions: risk-free interest rates of 5.07% to 5.13%; expected dividend yields of 7.43% to 9.48%; expected lives of 10 years; and expected volatility of .1894 to .1923.

As of January 1, 2002, we commenced recognizing compensation expense in accordance with Statement 123. Stock option expense represents the amount of amortized compensation costs related to 2002 stock options awarded to employees. The charge of $308,000 has been included in General and Administrative Expense. Previously, we had accounted for all stock options under Accounting Principles Board Opinion 25 (APB 25), “Accounting for Stock Issued to Employees,” which is permitted under Statement 123. Had compensation expense for stock options been determined with rules set out in Statement 123 since its effective date, our Net Income and Basic Earnings Per Common Share would have been lower by approximately $468,000 and $0.01 per basic share, $638,000 and $0.01 per basic share and $641,000 and $0.01 per basic share for the years ended December 31, 2002, 2001 and 2000, respectively.

Loans secured by stock in HCPI to directors and officers total $2,259,000 and $2,429,000 at December 31, 2002 and 2001, respectively, and are classified as other equity on the balance sheet. The interest rate charged is based on the prevailing applicable federal rate as of the inception of the loan and averaged 3.71% and 3.88% for the year ended December 31, 2002 and 2001, respectively.

(18) DIVIDENDS

Common stock dividend payment dates are scheduled approximately 50 days following each calendar quarter. On January 27, 2003, the Board of Directors declared a dividend of $0.83 per share paid on February 20, 2003 to stockholders of record on February 06, 2002.

In order to qualify as a REIT, we must generally, among other requirements, distribute at least 90% of our taxable income to our stockholders. HCPI and other REITs generally distribute 100% of taxable income to avoid taxes on the remaining 10% of taxable income.

Per share dividend payments made by HCPI to the stockholders were characterized in the following manner for tax purposes:

	2002	2001	2000
Common Stock
Ordinary Income	$2.2900	$1.8098	$2.3824
Capital Gains Income	—	—	.1352
Return of Capital	.9700	1.2902	.4224

Total Dividends Paid	$3.2600	$3.1000	$2.9400

7.875% Preferred Stock Series A
Ordinary Income	$1.9688	$1.9688	$1.8633
Capital Gains Income	—	—	.1055

Total Dividends Paid	$1.9688	$1.9688	$1.9688

8.70% Preferred Stock Series B
Ordinary Income	$2.1750	$2.1750	$2.0584
Capital Gains Income	—	—	.1166

Total Dividends Paid	$2.1750	$2.1750	$2.1750

8.60% Preferred Stock Series C
Ordinary Income	$2.1500	$2.1500	$2.0348
Capital Gains Income	—	—	.1152

Total Dividends Paid	$2.1500	$2.1500	$2.1500

Dividends on all series of preferred stock are paid on the last day of each quarter.

(19) QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended
	March 31	June 30	September 30	December 31
	(Amounts in thousands, except per share data)
2002
Revenue	$80,463	$89,205	$92,435	$97,473
Gain on Sale of Real Estate Properties	$(1,319)	$714	$(479)	$(46)
Net Income Applicable to Common Shares	$24,184	$34,130	$31,017	$23,149
Dividends Paid Per Common Share	$.80	$.81	$.82	$.83
Basic Earnings Per Common Share	$.43	$.60	$.53	$.39
Diluted Earnings Per Common Share	$.42	$.59	$.53	$.39
2001
Revenue	$76,292	$83,358	$83,329	$85,137
Gain on Sale of Real Estate Properties	$(774)	$532	$(5,743)	$937
Net Income Applicable to Common Shares	$19,799	$28,675	$17,848	$29,944
Dividends Paid Per Common Share	$.76	$.77	$.78	$.79
Basic Earnings Per Common Share	$.39	$.54	$.32	$.54
Diluted Earnings Per Common Share	$.39	$.54	$.32	$.53

(20) NEW PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board released Statements of Financial Accounting Standards No. 141 “Business Combinations,” No. 142 “Goodwill and Other Intangible Assets” and No. 143 “Accounting for Asset Retirement Obligations” and, in August 2001, No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” The effect of these pronouncements on our financial statements is not material.

In April 2002, the FASB released Statement of Financial Accounting Standard No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (Statement 145), effective with fiscal years beginning after May 15, 2002. These rescinded Statements primarily relate to the extinguishment of debt and lease accounting. In June 2002, the FASB released Statement of Financial Accounting Standard No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” effective with fiscal years beginning after December 31, 2002 with early application encouraged. In October 2002, the FASB released Statement of Financial Accounting Standard No. 147 “Acquisition of Certain Financial Institutions” which is an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9 (effective for acquisitions on or after October 1, 2002). In December 2002, the FASB released Statement of Financial Accounting Standard No. 148 “Accounting for Stock-Based Compensation” an Amendment of FASB Statement 123. The effect of these three pronouncements on our financial statements is not expected to be material.

APPENDIX I

Tenet Healthcare Corporation

SET FORTH BELOW IS CERTAIN CONDENSED FINANCIAL DATA OF TENET HEALTHCARE CORPORATION (“TENET”) WHICH IS TAKEN FROM TENET’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MAY 31, 2002 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (“THE COMMISSION”) UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE “EXCHANGE ACT”), AND THE TENET QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED NOVEMBER 30, 2002 AS FILED WITH THE COMMISSION.

The information and financial data contained herein concerning Tenet was obtained and has been condensed from Tenet’s public filings under the Exchange Act. The Tenet financial data presented includes only the most recent interim and fiscal year end reporting periods. We can make no representation as to the accuracy and completeness of Tenet’s public filings but have no reason not to believe the accuracy and completeness of such filings. It should be noted that Tenet has no duty, contractual of otherwise, to advise us of any events which might have occurred subsequent to the date of such publicly available information which could affect the significance or accuracy of such information.

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

i

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollar amounts in millions, except par values)

	November 30, 2002	May 31, 2002

ASSETS
Cash and cash equivalents	$40	$38
Short-term investments in debt securities	90	100
Accounts and notes receivable, less allowances for doubtful accounts ($350 at November 30 and $315 at May 31)	2,584	2,425
Inventories of supplies, at cost	236	231
Deferred income taxes	154	199
Other assets	490	401

Total current assets	3,594	3,394

Investments and other assets	193	363
Property, plant and equipment net	6,679	6,585
Goodwill, at cost	3,268	3,289
Intangible assets, at cost less accumulated amortization ($108 at November 30 and $107 at May 31)	189	183

	$13,923	$13,814

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollar amounts in millions, except par values and share amounts)

	November 30, 2002	May 31, 2002
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$31	$99
Accounts payable	858	968
Accrued expenses	573	591
Income Taxes Payable	77	34
Other current liabilities	777	892

Total current liabilities	2,316	2,584

Long-term debt, net of current portion	3,888	3,919

Other long-term liabilities and minority interests	1,144	1,003

Deferred income taxes	682	689

Common stock, $.05 par value; authorized 1,050,000,000 shares; 515,613,641 shares issued at November 30, 2002 and 512,354,001 shares issued at May 31, 2002; in addition paid-in-capital	3,486	3,393
Accumulated other comprehensive loss	(16)	(44)
Retained Earnings	3,708	3,055
Treasury stock, at cost, 41,895,162 shares at November 30, 2002 and 23,812,812 shares at May 31, 2002	(1,285)	(785)

Total shareholders’ equity	5,893	5,619

	$13,923	$13,814

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Dollar amounts in millions)

	Six Months Ended	Year Ended
	November 30, 2002	May 31, 2002
Net operating revenues	$7,481	$13,913

Operating expenses	5,950	11,116
Depreciation and amortization	258	604
Impairment and other unusual charges	4	99

Operating Income	1,269	2,094

Interest expense	(126)	(327)
Investment earnings	13	32
Minority interests in income of consolidated subsidiaries	(20)	(38)
Impairment of investment securities	(64)	—

Income from continuing operations before income taxes	1,072	1,761
Income taxes	(419)	(736)

Income from continuing operations, before discontinued operations, extraordinary charge and cummulative effect of accounting change	653	1,025

Extraordinary charge from early extinguishment of debt, net of taxes	—	(240)

Net income	$653	$785

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Dollar amounts in millions)

	Six Months Ended November 30, 2002	Year Ended May 31, 2002
NET CASH PROVIDED BY OPERATING ACTIVITIES	$942	$2,315

(Includes changes in all operating assets and liabilities)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(413)	(889)
Purchase of new business, net of cash acquired	—	(324)
Proceeds from sales of facilities, investments and other assets	—	28
Other items	35	(42)

Net cash used in investing activities	(378)	(1,227)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of other borrowings	(1,528)	(3,513)
Proceeds from other borrowings	1,312	4,394
Proceeds from sales of new senior notes	392	2,541
Repurchase of senior and senior subordinated notes	(282)	(4,063)
Purchases of treasury stock	(500)	(715)
Proceeds from sales of common stock	—	21
Other items	44	223

Net cash used in financing activities	(562)	(1,112)

Net increase/(decrease) in cash and cash equivalents	2	(24)
Cash and cash equivalents at beginning of year	38	62

Cash and cash equivalents at end of year	$40	$38

v