Form 10-Q
period 2003-03-31
HEALTH CARE PROPERTY INVESTORS INC
filed 2003-05-15
CIK 765880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2003.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

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

          As of May 14, 2003, there were 60,970,877 shares of $1.00 par value common stock outstanding.

HEALTH CARE PROPERTY INVESTORS, INC.

Health Care Property Investors, Inc.

Condensed Consolidated Balance Sheets

(Amounts in Thousands)

	March 31, 2003	December 31, 2002

	(Unaudited)
Assets
Real Estate Investments:
Buildings and Improvements	$2,519,266	$2,514,876
Accumulated Depreciation	(439,558)	(424,788)

	2,079,708	2,090,088
Construction in Progress	11,624	6,873
Land	275,034	274,450

	2,366,366	2,371,411
Loans Receivable	312,660	300,165
Investments in and Advances to Joint Ventures	32,217	32,664
Accounts Receivable, Net of Allowance for Doubtful Accounts of $4,474 and $2,918 as of March 31, 2003 and December 31, 2002, respectively.	19,319	22,382
Other Assets	10,955	13,300
Cash and Cash Equivalents	13,440	8,495

Total Assets	$2,754,957	$2,748,417

Liabilities and Stockholders’ Equity
Bank Notes Payable	$102,200	$267,800
Senior Notes Payable	1,050,840	888,126
Mortgage Notes Payable	176,517	177,922
Accounts Payable, Accrued Expenses and Deferred Income	75,393	62,145
Minority Interests in Joint Ventures	12,826	13,017
Minority Interests in Convertible into Common Stock	54,540	58,518
Stockholders’ Equity:
Preferred Stock	274,487	274,487
Common Stock	60,288	59,470
Additional Paid-In Capital	1,239,299	1,211,551
Other Equity	(10,433)	(11,705)
Cumulative Net Income	1,048,128	1,020,464
Cumulative Dividends	(1,329,128)	(1,273,378)

Total Stockholders’ Equity	1,282,641	1,280,889

Total Liabilities and Stockholders’ Equity	$2,754,957	$2,748,417

See accompanying Notes to Condensed Consolidated Financial Statements and Management’s
Discussion and Analysis of Financial Condition and Results of Operations.

Health Care Property Investors, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(Amounts in Thousands, Except Per Share Amounts)

	Three Months Ended March 31,

	2003	2002

Revenue
Rental Income, Triple Net Properties	$58,385	$52,774
Rental Income, Managed Properties	23,529	21,421
Interest and Other Income	10,142	5,509

	92,056	79,704

Expense
Interest Expense	22,000	17,469
Real Estate Depreciation	19,549	17,552
Managed Properties Operating Expenses	9,003	7,288
General and Administrative Expenses	5,242	4,145

	55,794	46,454

Income From Operations	36,262	33,250
Minority Interests	(1,995)	(1,999)

Income Before Discontinued Operations	34,267	31,251

Discontinued Operations (including net loss on real estate dispositions of $6,263 and $1,319 for the quarter ended March 31, 2003 and 2002, respectively)	(6,603)	(842)

Net Income	27,664	30,409
Dividends to Preferred Stockholders	(6,225)	(6,225)

Net Income Applicable to Common Shares	$21,439	$24,184

Basic Earnings Per Common Share	$0.36	$0.43

Diluted Earnings Per Common Share	$0.36	$0.42

Weighted Average Shares Outstanding – Basic	59,815	56,737

Weighted Average Shares Outstanding – Diluted	59,986	57,025

See accompanying Notes to Condensed Consolidated Financial Statements and Management’s
Discussion and Analysis of Financial Condition and Results of Operations.

Health Care Property Investors, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in Thousands)

	Three Months Ended March 31,

	2003	2002

Cash Flows From Operating Activities:
Net Income	$27,664	$30,409
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Real Estate Depreciation	19,549	17,552
Real Estate Depreciation in Discontinued Operations	214	573
Amortization of Deferred Compensation and Debt Costs	1,508	1,312
Joint Venture Adjustments	241	283
Loss on sale of Real Estate Properties	6,263	1,319
Changes in:
Accounts Receivable	3,063	(243)
Operating Assets	2,466	833
Accounts Payable, Accrued Expenses and Deferred Income	11,189	(285)

Net Cash Provided By Operating Activities	72,157	51,753

Cash Flows From Investing Activities:
Acquisition of Real Estate	(29,220)	(125,572)
Proceeds from the Sale of Real Estate Properties, Net	6,043	8,630
Investments in Joint Ventures and Loans Receivable	(10,206)	7,855

Net Cash Used In Investing Activities	(33,383)	(109,087)

Cash Flows From Financing Activities:
Net Change in Bank Notes Payable	(165,600)	201,300
Repayment of Senior Notes Payable	(35,000)	(111,000)
Issuance of Senior Notes	197,536	—
Cash Proceeds from Issuing Common Stock	25,028	19,420
Final and Periodic Payments on Mortgages	(1,405)	(3,340)
Dividends Paid	(55,750)	(51,531)
Other Financing Activities	1,362	694

Net Cash Provided By (Used In) Financing Activities	(33,829)	55,543

Net Increase (Decrease) In Cash And Cash Equivalents	4,945	(1,791)
Cash And Cash Equivalents, Beginning Of Period	8,495	8,408

Cash And Cash Equivalents, End Of Period	$13,440	$6,617

Capitalized Interest	161	274

See accompanying Notes to Condensed Consolidated Financial Statements and Management’s
Discussion and Analysis of Financial Condition and Results of Operations.

HEALTH CARE PROPERTY INVESTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

(Unaudited)

(1)	SIGNIFICANT ACCOUNTING POLICIES

          We, the management of Health Care Property Investors, Inc., believe that the unaudited financial information contained in this report reflects all adjustments that are necessary to state fairly the financial position, the results of operations, and the cash flows of the Company.  Unless the context otherwise indicates, the Company or HCPI means Health Care Property Investors, Inc. and its subsidiaries and joint ventures.  We both recommend and presume that users of this interim financial information read or have read or have access to the audited financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the preceding fiscal year ended December 31, 2002.  Therefore, notes to the financial statements and other disclosures that would repeat the disclosures contained in our most recent annual report to security holders have been omitted.  This interim financial information does not necessarily represent a full year’s operations for various reasons, including acquisitions and dispositions, changes in rents and interest rates, and the timing of debt and equity financings.

Revenue Recognition:

          Rental income includes base and additional rental income. Additional rental income is generated by a percentage of increased revenue over specified base period revenue of the properties and/or increases based on inflation indices or other factors.  We have certain leases and mortgages that have contractual fixed increases in rents and interest. We record straight-line rents and interest in cases where we believe such rents and interest are sustainable and collectible.

          In accordance with the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 101 (SAB 101) “Revenue Recognition in Financial Statements,” revenue is recognized after four basic criteria are met.  These four criteria are persuasive evidence of an arrangement, the rendering of service, fixed and determinable income and reasonably assured collectibility.  Income from additional rents based on facility revenue increases is recognized when the annual contractual facility revenue hurdle is exceeded.  Due to our lease structures, income related to cash receipts from some tenants for revenue associated with additional rents received in the first quarter of a year  are recognized in subsequent quarters of the year upon achievement of certain annual performance thresholds.  The effect on our first quarter 2003 and 2002 results was to delay the recognition of approximately $5,000,000 and $4,000,000, respectively, of cash received from tenants for additional rents in the first quarter to subsequent quarters.

Allowance For Doubtful Accounts:

          Rental revenue from our tenants is our principal source of revenue.  We monitor the liquidity and creditworthiness of our tenants on an on-going basis. Based on these reviews, we have established provisions and maintain an allowance for doubtful accounts for estimated losses resulting from the possible inability of our tenants to make required rent payments.  An allowance for doubtful accounts is recorded during each period and is recorded against rental revenue in our consolidated statements of operations. The total amount of the allowance for doubtful accounts, which represents the cumulative allowances less write-offs of uncollectible rent, is recorded against tenant and other receivables in our consolidated balance sheets.

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

Impairment of Long-Lived Assets:

          When indicators of impairment are present we compare the carrying value of the assets to the asset’s future estimated undiscounted cash flows.  If the asset’s undiscounted cash flow is less than the carrying value, an impairment charge is recorded for the excess of the carrying value over the asset’s fair value.  Assets we expect to sell are recorded at the lower of its carrying value or fair value less costs to sell.

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

Stock Options:

          As of January 1, 2002, we commenced recognizing compensation expense in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (Statement 123).  The implementation of Statement 123 is prospective and therefore the cost related to stock-based compensation included in net income for the first quarter of 2003 and 2002 is less than that which would have been recognized if the provisions of Statement 123 had been applied since the effective date (see Note 7).  We use the Black Scholes model for calculating stock option expense.  This model requires us to make certain estimates including stock volatility, discount rate and the termination discount factor.

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

          As of March 31, 2003, our portfolio of properties, including equity investments, consisted of 453 facilities located in 44 states.  These facilities are comprised of 31 hospitals, 176 long-term care facilities, 126 retirement and assisted living facilities, 85 medical office buildings and 35 other healthcare facilities.  Our gross undepreciated investment in these properties, which includes joint ventures, was approximately $3,116,912,000 at March 31, 2003.

          For the quarter ended March 31, 2003, we acquired six properties totaling $22.4 million, with an average lease rate of 11.1%.  Also during the quarter, we completed a $9.5 million mezzanine loan secured by seven assisted living facilities with an interest rate of 13.5%.

(3)	OPERATORS

          At March 31, 2003, we had approximately 314 properties leased to 91 operators under triple net leases, 50 properties securing loans to 14 operators and 89 properties with approximately 650 gross or modified gross leases in the Managed Portfolio.  Under a triple net lease, in addition to the rent obligation, the lessee is responsible for all operating expenses of the property such as utilities, property taxes, insurance, repairs and maintenance.  Under gross or modified gross leases, we may be responsible for property taxes, repairs, and/or insurance on those properties.

Major Operators:

          Listed below are our major operators, which represent three percent or more of our annualized cash provided by leases and loans as of March 31, 2003.

(Dollar amounts in thousands)	Annualized Cash Provided by Leases and Loans	Percentage of Total Annualized Cash Provided by Leases and Loans

Tenet Healthcare Corporation (THC)	$57,021	16.2%
American Retirement Corp. (ACR)	25,350	7.2%
Emeritus Corporation (ESC)	18,936	5.4%
HealthSouth Corporation (HRC)	17,042	4.8%
Kindred Healthcare, Inc. (KIND)	16,371	4.6%
HCA Inc. (HCA)	14,753	4.2%
Beverly Enterprises (BEV)	12,166	3.4%

	$161,639	45.8%

Annualized cash provided by leases and loans

          Annualized cash provided by leases and loans is intended to be an estimate of cash provided by leases and loans for the 12 months ending March 31, 2004 for assets owned on March 31, 2003 and is calculated as (a) base rents, interest or, in the case of our managed properties, net operating income, to be received by us during the 12 months ended March 31, 2004 under existing contracts; plus (b) additional rents received by us during the 12 months ended March 31, 2003, which were approximately $26 million in the aggregate; plus or minus (c) adjustments for the following items (to the extent they are expected to impact rents, interest or net operating income during the 12 months ending March 31, 2004): assets expected to be sold; known or expected changes in rent due to contract expirations or rent resets; and known or expected rent reductions.  We calculate the net operating income of our managed properties by subtracting from rent the expenses not covered by the tenant under the gross leases underlying such properties.  Our estimates of annualized cash provided by leases and loans are based on management assumptions and the information available to us at the time of this report. Actual annualized cash provided by leases and loans could differ materially and adversely from the estimates presented in this report.  All of the companies listed above are publicly traded companies and are subject to the informational filing requirements of the Securities and Exchange Act of 1934, as amended, and accordingly file periodic financial statements on Form 10-K and Form 10-Q with the Securities and Exchange Commission.

(4)	INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

          We have an 80% interest in each of five joint ventures that lease six long-term care facilities, a 45%-50% interest in four joint ventures that each operate an assisted living facility and a 9.8% interest in seven limited liability companies that own an aggregate of nine retirement living communities.  These limited liability companies are subsidiaries of American Retirement Corporation.  Since the other members in these joint ventures have significant voting rights relative to acquisition, sale and refinancing of assets as well as approval rights with respect to budgets, we account for these investments using the equity method of accounting.

          Combined summarized unaudited financial information of the unconsolidated joint ventures follows:

	March 31, 2003	December 31, 2002

	(Amounts in thousands)
Real Estate Investments, Net	$327,634	$328,659
Other Assets	2,375	2,206

Total Assets	$330,009	$330,865

Notes Payable to Third Parties	$15,608	$15,017
Mortgage Notes Payable to Third Parties - ARC	169,176	169,787
Accounts Payable	594	1,303
Other Partners’ Capital	112,414	112,094
Investments and Advances from HCPI, Net	32,217	32,664

Total Liabilities and Partners’ Capital	$330,009	$330,865

	Three Months Ended March 31,

	2003	2002

Rental and Interest Income	$8,916	$1,159

Net Income	$1,926	$35

HCPI’s Equity in Loss	$(171)	$(58)

Distributions to HCPI	$528	$353

          As of March 31, 2003, we have guaranteed approximately $7.0 million on notes payable obligations for four of these joint ventures.  The nine retirement living communities owned by the seven limited liability companies of which we have a 9.8% interest collateralize $169,000,000 of first mortgages with fixed and variable interest rates ranging from 2.25% to 9.5% and maturity dates ranging from January 2004 to June 2025.

(5)	DISCONTINUED OPERATIONS

          As of March 31, 2003, we had 19 facilities with a net book value of $15,897,000 that we expect to sell.  The operations of these facilities as well as nine other facilities that had been sold between January 1, 2002, and March 31, 2003 are included in Discontinued Operations.  Discontinued Operations reflects an operating loss from these facilities of $340,000 for the three months ended March 31, 2003, and operating income of $477,000 for the three months ended March 31, 2002.

(6)	NOTES PAYABLE

          On February 28, 2003, we issued $200,000,000 of 6.00% Senior Notes due 2015.  Interest on these notes is payable semi-annually in March and September.

          During the three months ended March 31, 2003, we paid off $30,000,000 of maturing long-term debt with an average interest rate of 7.11% and redeemed $5,000,000 in Medium Term Notes due March 10, 2015, which carried an interest rate of 9.00%.

(7)	STOCKHOLDERS’ EQUITY

          The following table provides a summary of the activity for the Stockholders’ Equity account for the three months ended March 31, 2003 (amounts in thousands):

	Preferred Stock		Common Stock

	Number of Shares	Amount	Number of Shares	Par Value Amount	Additional Paid-In Capital	Cumulative Net Income	Cumulative Dividends	Other Equity	Total Stockholders’ Equity

Balances, December 31, 2002	11,722	$274,487	59,470	$59,470	$1,211,551	$1,020,464	$(1,273,378)	$(11,705)	$1,280,889

Stock Options Exercised			10	10	257				267
Stock Grants Issued			2	2	68				70
Stock Grants Cancelled			(18)	(18)	(557)				(575)
Stock Options Granted (See Note 1)					92				92
Common Stock Issued			824	824	27,888				28,712
Net Income						27,664			27,664
Dividends Paid -Preferred Shares							(6,225)		(6,225)
Dividends Paid - Common Shares							(49,525)		(49,525)
Deferred Compensation								1,066	1,066
Accumulated Other Comprehensive Loss								206	206

Balances, March 31, 2003	11,722	$274,487	60,288	$60,288	$1,239,299	$1,048,128	$(1,329,128)	$(10,433)	$1,282,641

Other Equity:

Other equity consists of the following:

(Amounts in thousands)	March 31, 2003	December 31, 2002

Unamortized Balance of Deferred Compensation	$(7,076)	$(8,142)
Notes Receivable From Officers and Directors for Purchase of Common Stock	(2,259)	(2,259)
Accumulated Other Comprehensive Loss	(1,098)	(1,304)

Total Other Equity	$(10,433)	$(11,705)

          Other comprehensive loss is a reduction to net income in calculating comprehensive income.  Comprehensive income is the change in equity from non-owner sources.  Our comprehensive income reflects the change in the fair market value of our interest rate swap (see Note 1).  Comprehensive income for the three months ended March 31, 2003 and 2002 was $27,870,000 and $30,689,000, respectively.

Stock Options Granted:

          As of January 1, 2002, we adopted the fair value recognition provisions of Statement 123 for all employee stock options awarded or granted after January 1, 2002. Therefore, the cost related to stock-based employee compensation included in the determination of net income for the first quarter of 2002 and 2003 is less than that which would have been recognized if the fair value method had been applied to all awards since the original effective date of Statement 123.  Previously, we had accounted for all stock options under Accounting Principles Board Opinion 25 (APB 25), “Accounting for Stock Issued to Employees,” which is permitted under Statement 123.  The following table is in accordance with Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation” and illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended March 31,

(Amounts in thousands)	2003	2002

Net Income, as Reported	$27,664	$30,409
Add: Stock-Based Compensation Expense Included in Reported Net Income	92	—
Deduct: Total Stock-Based Compensation Expense Determined Under Fair Value Based Method for all Awards	(184)	(194)

Pro Forma Net Income	$27,572	$30,215

Earnings Per Share:
Basic – as Reported and Pro Forma	$0.36	$0.43

Diluted – as Reported and Pro Forma	$0.36	$0.42

(8)	OPERATING PARTNERSHIP UNITS

          As of March 31, 2003, there were a total of 1,563,255 non-managing member units outstanding in three limited liability companies of which we are the managing member: HCPI/Utah, LLC, HCPI/Utah II, LLC and HCPI/Indiana, LLC.  These non-managing member units which are reflected in the balance sheet at $54,540,000 at March 31, 2003, are convertible into our common stock on a one-for-one basis.  During the first quarter of 2003, 117,700 non-managing member units were converted into the same number of common shares.

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

(Amounts in thousands, except per share amounts)

	For the Three Months Ended March 31, 2003			For the Three Months Ended March 31, 2002

	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount

Basic Earnings Per Common Share:
Net Income Applicable to Common Shares	$21,439	59,815	$0.36	$24,184	56,737	$0.43
Dilutive Options	—	171		—	288

Diluted Earnings Per Common Share:
Net Income Applicable to Common Shares	$21,439	59,986	$0.36	$24,184	57,025	$0.42

(10)	FUNDS FROM OPERATIONS

          We are required to report information about operations on the bases that we use internally to measure performance under Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

          We believe that Funds From Operations (“FFO”) and FFO per common share on a diluted basis are important supplemental measures of operating performance for a real estate investment trust.  Because the historical cost accounting convention used for real estate assets requires straight-line depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time.  Since real estate values instead have historically risen and fallen with market conditions, presentations of operating results for a real estate investment trust that use historical cost accounting for depreciation could be less informative.  The term FFO was designed by the real estate investment trust industry to address this problem.

          We adopted the definition of FFO prescribed by the National Association of Real Estate Investment Trusts’ (NAREIT) October 1999 White Paper (as amended April 2002). FFO is defined as Net Income applicable to common shares (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus real estate depreciation and real estate related amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis.

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

          Below are summaries of the calculation of our FFO and FFO per common share on a diluted basis (all amounts in thousands):

(Amounts in thousands, except per share amounts)

	For the Three Months Ended March 31, 2003			For the Three Months Ended March 31, 2002

	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount

Diluted Earnings Per Common Share	$21,439	59,986	$0.36	$24,184	57,025	$0.42
Real Estate Depreciation and Amortization	19,549			17,552
Loss and Depreciation on Real Estate	6,477			1,892
Joint Venture Adjustments	241		—	283

Basic Funds From Operations	$47,706			$43,911
Dilutive Adjustments related to operating partnership units	1,300	1,604		1,292	1,594

Diluted Funds From Operations Per Common Share	$49,006	61,590	$0.80	$45,203	58,619	$0.77

(11)	COMMITMENTS

          We have committed to acquire four medical office buildings for $77,500,000.  We have committed to fund additional development of facilities on existing properties of approximately $14,300,000, and are committed to fund $30,200,000 for construction of new health care facilities.  We expect that a significant portion of these commitments will be funded; however, experience suggests that some committed transactions may not close for various reasons including unsatisfied closing conditions, competitive financing sources, final negotiation differences or the operator’s inability to obtain required internal or governmental approvals.

(12)	SUBSEQUENT EVENTS

          On April 23, 2003, the Board of Directors declared a quarterly dividend of $0.83 per common share payable on May 20, 2003 to shareholders of record as of the close of business on May 5, 2003.

          The Board of Directors also declared a cash dividend of $0.492188 per share on our series A cumulative preferred stock and $0.54375 per share on our series B cumulative preferred stock.  These dividends will be paid on June 30, 2003 to shareholders of record as of the close of business on June 16, 2003.

          On May 2, 2003 we redeemed all of our outstanding 8.6% series C preferred stock.  The amount paid to redeem the preferred stock was $99.4 million plus accrued dividends of approximately $750,000.

          Since March 31, 2003, our Board of Directors has granted to certain employees 62,650 shares of restricted stock with a five year vesting period, 28,300 stock performance awards the vesting of which is dependent upon satisfying performance measures for the three years ending December 31, 2005 and 150,000 stock options with an exercise price of $38.28 and a five year vesting period.  Additionally, a total of 60,000 stock options with an exercise price of $37.46 were issued to the non-employee members of our Board of Directors in April 2003.

(13)	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

          The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.  The carrying amount for Cash and Cash Equivalents approximates fair value because of the short-term maturity of those instruments.  Fair values for Secured Loans Receivable and Senior Notes and Mortgage Notes Payable are based on the estimates of management and on rates currently prevailing for comparable loans and instruments of comparable maturities, and are as follows:

	March 31, 2003		December 31, 2002

(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Secured Loans Receivable	$286,645	$314,371	$275,905	$304,550
Senior Notes and Mortgage Notes Payable	$1,227,357	$1,300,473	$1,066,048	$1,150,819

(14)	NEW PRONOUNCEMENTS

          In April 2002, the FASB released Statement of Financial Accounting Standard No. 145  “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (Statement 145), effective with fiscal years beginning after May 15, 2002.  These rescinded Statements primarily relate to the extinguishment of debt and lease accounting.  In June 2002, the FASB released Statement of Financial Accounting Standard No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” effective with fiscal years beginning after December 31, 2002 with early application encouraged.  In October 2002, the FASB released Statement of Financial Accounting Standard No. 147 “Acquisition of Certain Financial Institutions” which is an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9 (effective for acquisitions on or after October 1, 2002).  The effect of these three pronouncements on our financial statements is not material.

          See Note 7 for our adoption of Statement of Financial Accounting Standard No. 148 “Accounting for Stock-Based Compensation,” an Amendment of FASB Statement 123.  The effect of this Statement on our financial statements is not material.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

          Health Care Property Investors, Inc., including our wholly-owned subsidiaries and affiliated joint ventures (HCPI), generally acquires health care facilities and leases them on a long-term basis to health care providers.  We also lease medical office space to providers and physicians on a shorter term basis.  In addition, we provide mortgage financing on health care facilities.  As of March 31, 2003, our portfolio of properties, including equity investments, consisted of 453 facilities located in 44 states.  These facilities are comprised of 31 hospitals, 176 long-term care facilities, 126 retirement and assisted living facilities, 85 medical office buildings and 35 other healthcare facilities.  Our gross undepreciated investment in these properties, which includes joint ventures, was approximately $3.1 billion at March 31, 2003.

          For the three months ended March 31, 2003, we acquired six properties for an aggregate purchase price of $22,400,000.  These properties have an average annual lease rate of 11.1%.  The properties consist of five assisted living facilities and one health and wellness center.

          We financed the acquisitions primarily through the proceeds from the issuance of new debt and equity, from asset sales and the use of our line of credit.

          We have written commitments to acquire or construct an additional $122,000,000 of health care real estate. See Note 11 to the Condensed Consolidated Financial Statements.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Revenue Recognition

          Revenue is recorded in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended.  SAB 101 requires that revenue be recognized after four basic criteria are met.  These criteria are persuasive evidence of an arrangement, the rendering of service, fixed and determinable income and reasonably assured collectibility.  If the collectibility of revenue is determined incorrectly, the amount and timing of our reported revenue could be significantly affected.  See Note 1 to the Condensed Consolidated Financial Statements.

Allowance for Doubtful Accounts

          Rental revenue from our tenants is our principal source of revenue.  We monitor the liquidity and creditworthiness of our tenants on an on-going basis. Based on these reviews, we have established provisions and maintain an allowance for doubtful accounts for estimated losses resulting from the possible inability of our tenants to make required rent payments to us.  An allowance for doubtful accounts is recorded during each period and is recorded against rental revenue in our consolidated statements of operations. The allowance for doubtful accounts, which represents the cumulative allowances less write-offs of uncollectible rent, is recorded against tenant and other receivables in our consolidated balance sheets.  If we incorrectly estimate the required allowances for doubtful accounts, our financial condition and results of operations could be affected.

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

Impairment of Long-Lived Assets

          When indicators of impairment are present we compare the carrying value of the assets to the asset’s future estimated undiscounted cash flows.  If the asset’s undiscounted cash flow is less than the carrying value, an impairment charge is recorded for the excess of the carrying value over the asset’s fair value.  Assets we expect to sell are recorded at the lower of its carrying value or fair value less costs to sell.  Our ability to accurately predict future cash flows may impact the determination of fair value.

Stock Options

          As of January 1, 2002, we commenced recognizing compensation expense in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (Statement 123).  The implementation of Statement 123 is prospective and therefore the cost related to stock-based compensation included in net income for the first quarter of 2002 and 2003 is less than that which would have been recognized if the provisions of Statement 123 had been applied since the effective date (see Note 7 to the Condensed Consolidated Financial Statements).  We use the Black Scholes model for calculating stock option expense.  This model requires us to make certain estimates including stock volatility, discount rate and the termination discount factor.  If we incorrectly estimate these variables, our results of operations could be affected.

RESULTS OF OPERATIONS

          Net Income applicable to common shares for the three months ended March 31, 2003 totaled $21,439,000 or $0.36 per share on a diluted basis on revenue of $92,056,000.  This compares with Net Income applicable to common shares of $24,184,000 or $0.42 per share on a diluted basis on revenue of $79,704,000 for the three months ended March 31, 2002.  Included in Net Income applicable to common shares for the three months ended March 31, 2003 and March 31, 2002 is a net loss on real estate dispositions of $6,263,000, or $0.10 per share on a diluted basis and $1,319,000, or $0.02 per share on a diluted basis, respectively.

          Additionally, included in Net Income applicable to common shares for the three months ended March 31, 2003 and March 31, 2002 is the effect of SAB 101 which delayed the recognition of approximately $5,000,000 and $4,000,000, respectively, of cash receipts paid by tenants for additional rents from the first quarter to subsequent quarters each year.

          Rental Income attributable to Triple Net Leases for the three months ended March 31, 2003 increased 10.6%, or $5,611,000, to $58,385,000 as compared to the same period in the prior year.  The increase was primarily the result of the positive impact of approximately $180,000,000 of acquisitions made during 2002 and positive rent growth, offset by rent reductions on certain properties (see discussion in “Supplementary Financial and Operating Information” below) and dispositions made during 2002.

          Rental Income attributable to Managed Properties for the three months ended March 31, 2003 increased 9.8%, or $2,108,000, to $23,529,000 as compared to the same period in the prior year.  There was a related increase in Managed Properties Operating Expenses in the three months ended March 31, 2003 of 23.5%, or $1,715,000, to $9,003,000 compared to the same period of 2002.  These increases were generated from 2002 acquisition activity.

          Interest and Other Income for the three months ended March 31, 2003 increased 84.1%, or $4,633,000, to $10,142,000 as compared to the same period in the prior year primarily as a result of the $125,000,000 loan and equity investment with American Retirement Corporation made at the end of the third quarter of 2002.

          Interest Expense for the three months ended March 31, 2003 increased 25.9%, or $4,531,000, as compared to the same period in the prior year.  The increase is primarily the result of the issuance of $250,000,000 6.45% senior notes in the second quarter of 2002 as well as the issuance of $200,000,000 6.00% senior notes in February 2003.

          General and Administrative Expenses for the three months ended March 31, 2003 increased 26.5%, or $1,097,000, to $5,242,000 as compared to the same period in the prior year primarily due to compensation costs and expenses associated with troubled operators and the related properties.

          Real Estate Depreciation for the three months ended March 31, 2003 increased 11.4%, or $1,997,000, to $19,549,000 compared to the same period in 2002.  The increase resulted from depreciation on the properties acquired during 2002.

          We believe that Funds From Operations (FFO) and FFO per common share on a diluted basis are important supplemental measures of operating performance for a real estate investment trust.  (See Note 10 to the Condensed Consolidated Financial Statements.)  FFO for the three months ended March 31, 2003 increased 8.6%, or $3,795,000, to $47,706,000, or $0.80 per share on a diluted basis, as compared to $43,911,000, or $0.77 per share on a diluted basis for the same period in the prior year.  The increase is primarily due to the positive impact of our acquisitions made during 2002 offset by dispositions made during 2002 and reductions in rent from troubled operators.

LIQUIDITY AND CAPITAL RESOURCES

          We have financed investments through the sale of common and preferred stock, issuance of medium-term and long-term debt, issuance of units in subsidiaries in exchange for contributed properties, assumption of mortgage debt, the mortgaging of certain of our properties, use of short-term bank lines and use of internally generated cash flows.  We have also raised cash through the disposition of assets in 2000, 2001 and 2002.  Management believes that our liquidity and sources of capital are adequate to finance our operations for the foreseeable future, including through December 31, 2003.  The availability of cost effective sources of capital may impact future investments in additional facilities.

          At March 31, 2003, stockholders’ equity totaled $1,282,641,000 and our equity securities had a market value of $2,357,646,000.  Total debt presently represents 36% and 50% of our total market and book capitalization, respectively.  Our senior debt is rated BBB+/BBB+/Baa2 by Standard & Poor’s, Fitch and Moody’s, respectively, and has been rated medium investment grade continuously since 1986, when we first received a bond rating.

          Tabulated below is our debt maturity table by year and in the aggregate.

2003 (April - December)	$12,000,000
2004	106,000,000
2005	349,000,000
2006	143,000,000	(1)
2007	144,000,000
Thereafter	576,000,000

	$1,330,000,000

          (1)          Includes $102,000,000 related to our revolving line of credit.

          On February 28, 2003, we issued $200,000,000 of 6.00% Senior Notes due 2015.  Interest on these notes is payable semi-annually in March and September.

          During the three months ended March 31, 2003, we paid off $30,000,000 of maturing long-term debt with an average interest rate of 7.11% and redeemed $5,000,000 in Medium Term Notes due March 10, 2015, which carried an interest rate of 9.00%.  These payments were initially financed with funds available under our revolving lines of credit.

Revolving Lines of Credit

          We have a three-year revolving line of credit totaling $490,000,000.  Borrowings under the lines of credit averaged $199,000,000 for the quarter ended March 31, 2003, at a rate of 2.17%.  The average bank interest rate on borrowings of $184,000,000 was 2.74% for the first quarter of 2002.

Secured Debt

          At March 31, 2003, we had a total of $176,517,000 in Mortgage Notes Payable secured by 35 health care facilities with a net book value of approximately $308,137,000.  Interest rates on the Mortgage Notes ranged from 2.7% to 10.63% with an average rate of 8.0%.

Equity

          On May 2, 2003 we redeemed all of our outstanding 8.6% series C preferred stock.  The amount paid to redeem the preferred stock was $99.4 million plus accrued dividends of approximately $750,000.

          During the three months ended March 31, 2003, we issued and sold 707,028 shares of our common stock under our Dividend Reinvestment and Stock Purchase Plan at an average price per share of $34.94 for an aggregate $24,705,000.

          As of March 31, 2003 there were a total of 1,563,225 non-managing member units outstanding in three limited liability companies of which we are the managing member: HCPI/Utah, LLC, HCPI/Utah II, LLC and HCPI/Indiana, LLC.  These non-managing member units are convertible into our common stock on a one-for-one basis.  During the first quarter of 2003, 117,700 non-managing member units were converted into the same number of common shares.

Shelf Registrations

          As of April 2003, we had $525,000,000 available for future issuances of debt and equity securities under a shelf registration statement filed with the Securities and Exchange Commission.  These funds may be issued from time to time in the future based on our needs and then existing market conditions.

Letters of Credit and Depository Accounts

          At March 31, 2003, we held approximately $13,921,000 in depository accounts and $42,404,000 in irrevocable letters of credit from commercial banks to secure a number of lessees’ lease obligations and borrowers’ loan obligations.  We may draw upon the letters of credit or depository accounts if there are any defaults under the leases or loans.  Amounts available under letters of credit could change based upon facility operating conditions and other factors and such changes may be material.

Facility Rollovers

          As of March 31, 2003, we had 24 facilities that are subject to lease expirations and mortgage maturities during the remainder of 2003.  These facilities currently represent approximately 2.1% of annualized cash provided by leases and loans.  For the year ending December 31, 2004, we have 18 facilities, representing approximately 16.7% of annualized cash provided by leases and loans, subject to lease expirations and mortgage maturities. Of these amounts, 12.5% of annualized cash provided by leases and loans relates to seven hospitals leased to Tenet.

Off Balance Sheet Arrangements

          We have an 80% interest in each of five joint ventures that lease six long-term care facilities, a 45%-50% interest in four joint ventures that each operate an assisted living facility and a 9.8% interest in seven limited liability companies that own an aggregate of nine retirement living communities.  These limited liability companies are subsidiaries of American Retirement Corporation.  Since the other members in these joint ventures have significant voting rights relative to acquisition, sale and refinancing of assets as well as approval rights with respect to budgets, we account for these investments using the equity method of accounting.

          Combined summarized unaudited financial information of the unconsolidated joint ventures follows:

	March 31, 2002	December 31, 2002

	(Amounts in thousands)
Real Estate Investments, Net	$327,634	$328,659
Other Assets	2,375	2,206

Total Assets	$330,009	$330,865

Notes Payable to Third Parties	$15,608	$15,017
Mortgage Notes Payable to Third Parties - ARC	169,176	169,787
Accounts Payable	594	1,303
Other Partners’ Capital	112,414	112,094
Investments and Advances from HCPI, Net	32,217	32,664

Total Liabilities and Partners’ Capital	$330,009	$330,865

	Three Months Ended March 31,

	2003	2002

Rental and Interest Income	$8,916	$1,159

Net Income	$1,926	$35

HCPI’s Equity in Loss Operations	$(171)	$(58)

Distributions to HCPI	$528	$353

                    As of March 31, 2003, we have guaranteed approximately $7.0 million on notes payable obligations for four of these joint ventures.  The nine retirement living communities owned by the seven limited liability companies of which we have a 9.8% interest collateralize $169,000,000 of first mortgages with fixed and variable interest rates ranging from 2.25% to 9.5% and maturity dates ranging from January 2004 to June 2025.

Contractual Obligations and Contingent Liabilities

          As of March 31, 2003, our contractual payment obligations and contingent liabilities were as follows:

	April – December 2003	2004-2006	2007-2009	Thereafter	Total

	(Amounts in thousands)
Contractual Obligations:
Long-Term Debt	$96,000	$693,000	$293,000	$585,000	$1,667,000
Line of Credit		107,000			107,000

	$96,000	$800,000	$293,000	$585,000	$1,774,000

Contingent Liabilities:
Letters of Credit		4,000			4,000
Guarantees	2,000	3,000	2,000	2,000	9,000

Total Contingent Liabilities	$2,000	$7,000	$2,000	$2,000	$13,000

SUPPLEMENTARY FINANCIAL AND OPERATING INFORMATION

Hospital Portfolio

          As of March 31, 2003, we derived 29% of our annualized cash provided by leases and loans, or $101.5 million, from 31 hospitals.

          Tenet Healthcare Corporation

          Tenet Healthcare Corporation (“Tenet”) leases from us eight acute care hospitals and one medical office building in which we have an aggregate investment of $460 million.  As of March 31, 2003, rents from these hospitals constitute approximately 16.2% of our annualized cash provided by leases and loans.

          Tenet has announced its adoption of new policies as of January 1, 2003 for calculating Medicare reimbursement for patients who require high cost treatments (“outlier payments”).  As a result of these new policies Tenet estimates that Medicare outlier payments to its 114 hospitals will drop from $65,000,000 per month to $6,000,000 per month.  Therefore, we estimate that, if payments at our eight Tenet operated hospitals are reduced in proportion to Tenet’s announcement, rents paid to us would decrease by $500,000 per year and the cash flow coverage of rents after management fees would decrease from 5.1 to 4.4.

          The current terms of the leases for the eight hospitals leased to Tenet expire between February 2004 and May 2005.  Under each of the leases, Tenet can provide notification six months prior to the expiration of the current term of its intent to renew the lease for five years under the existing terms or purchase the facility at fair market value.  Within the past five years Tenet renewed the leases on each of the seven facilities that reached renewal or purchase option dates.

          HealthSouth Corporation

          As of March 31, 2003, 5% of our annualized cash provided by leases and loans is generated from facilities leased to HealthSouth Corporation (“HealthSouth”), primarily from nine rehabilitation hospitals.  In March 2003, the Securities and Exchange Commission charged HealthSouth and its former chief executive officer with inflating earnings by $1.4 billion since 1999 and overstating assets by $800 million.  Accordingly, due to the possible unreliability of the financial information reported by HealthSouth, we have adjusted our cash flow coverage and operating results presentation for our hospital portfolio to exclude HealthSouth results.

          The average remaining lease term on the nine rehabilitation hospitals leased by HealthSouth is four years excluding renewal options.  The average age of these hospitals is 14 years.  First quarter 2003 occupancy on the nine facilities ranged from 60% to 97%, with an average occupancy of 81%.  HealthSouth is current on all significant rent payments through May 2003.

Long-Term Care Portfolio

          As of March 31, 2003, twenty five percent of our annualized cash provided by leases and loans is currently derived from the long-term care sector.  Reduced reimbursements, a nursing shortage and increased liability insurance costs continue to challenge this sector.  Certain temporary Medicare add-on payments enacted within The Balanced Budget Refinement Act of 1999 and Medicare, Medicaid and SCHIP Benefit and Protection Act of 2000 expired in October 2002.  As a result, Medicare reimbursement to nursing homes declined approximately 9% as of October 1, 2002.  Other add-on payments associated with certain classifications were scheduled to expire October 1, 2003.  However, the Bush Administration acted to preserve these payments until 2005.  A planned limitation on Medicare Part B rehabilitation therapy procedures scheduled for January 1, 2003 has been delayed until July 1, 2003.  If the proposed therapy cap is enacted, it is anticipated that Medicare reimbursement will be further reduced.  Cash flow coverage of rents of our long-term care facilities has been negatively affected as a result of the issues discussed above.

          Centennial HealthCare Corporation

          In late 2002, we sent default and lease termination notices to Centennial HealthCare Corporation and certain of its subsidiaries (“Centennial”) for non-payment of rent under 17 leases and non-payment of interest and principal under a secured loan, and to a third party lessee for non-payment of rent on three facilities managed by Centennial.  In December 2002, Centennial filed voluntary petitions for Chapter 11 reorganization with the U.S. Bankruptcy Court.

          As of November 30, 2002, the total obligations of Centennial and the third party lessees under the 20 leases and the secured loan were approximately $900,000 per month.  Our gross investment in the 20 leased facilities and the facility subject to the secured loan was approximately $67 million, and the book value of these properties, net of depreciation as of March 31, 2003, is approximately $42 million.

          During the first quarter of 2003, the operations of five of the 20 leased facilities were transferred to other operators, and an additional six facilities transitioned to new operators since March 31, 2003. We have reached an agreement in principle with Centennial for Centennial to retain the operations of eight facilities, although we cannot be sure that definitive agreements will be signed and approved by the U.S. Bankruptcy Court.  The facility securing the loan and another facility are expected to be sold.  During the first quarter of 2003, we received rent for the properties of approximately $510,000 per month.  In addition, we received rents of $520,000 on these facilities for April and May 2003.  Monthly revenue attributable to the facilities is expected to be approximately $550,000 per month after all lease arrangements and sales are finalized, representing a revenue decrease of $350,000 per month compared to 2002.

          Sun Healthcare Group

          During the quarter, Sun Healthcare Group (“Sun”), which had directly leased from us four facilities, subleased two facilities and managed three facilities, communicated to us that alternative operators should be found and that it would not pay rent after January 2003 on these facilities.  The monthly rent for the nine facilities was approximately $460,000 per month in 2002.  We received approximately $255,000 in rent for each of February and March 2003 attributable to these properties.  We have reached agreements to lease four of the facilities to new operators with operations expected to transfer during the second quarter of 2003.  New subleases are in process on the two subleased facilities and are expected to transition to the new subtenant in the third quarter of 2003.  The three facilities previously managed by Sun have been transferred to another operator and no rent diminution is expected.   Monthly revenue for the nine facilities is expected to be approximately $400,000 per month after all lease arrangements are finalized, representing a revenue decrease of $60,000 per month.

Retirement and Assisted Living Portfolio

          As of March 31, 2003, we derived 22% of our annualized cash provided by leases and loans from the retirement and assisted living industry.  The assisted living component of this sector has been challenged by overbuilding, slow fill-up, rising insurance costs and higher operating costs associated with increased acuity of residents.  However, occupancy rates, monthly payment rates, and bottom line performance, including cash flow coverage on rents, are improving.

          American Retirement Corporation

          As of March 31, 2003, we had $203 million invested in retirement living communities leased to or collateralized by assets operated by American Retirement Corporation .  These investments include six leased properties and a $125 million investment in a subsidiary of American Retirement Corporation, ARCPI Holdings, Inc. (“ARCPI”).  The investment in ARCPI is comprised of 1) a $113 million, 19.5% loan (due 2007 with a prepayment option in 2005 and a current pay rate of 9%) collateralized by American Retirement Corporation’s 90.2% interest in nine retirement living communities and 2) a $12 million equity investment in the remaining 9.8% ownership interest in each of seven limited liability companies which own nine retirement living communities.

          For the three months ended March 31, 2003, we derived approximately $2.1 million in lease revenue and $4.1 million in interest and equity income from the $203 million investment in American Retirement Corporation properties.  Interest and equity income recognized from the $125 million investment in ARCPI is affected by the operating results of the nine underlying retirement living communities.  Based upon our analysis of the loan to asset value underlying the investment, we are recording interest income at approximately 13% on the $113 million loan.  As of March 31, 2003, $2.4 million of accrued interest receivable has been recorded, representing the difference between the accrual rate and the pay rate.  Unaccrued interest income representing the difference between our 13% accrual rate and the stated loan interest rate of 19.5% was approximately $3.5 million as of March 31, 2003.

Managed Medical Office And Clinic Portfolio

          As of March 31, 2003, we have 101 owned properties comprised of 67 medical office buildings (“MOBs”), one surgery center, eight healthcare laboratory and biotech research facilities and 25 physician group practice clinics with triple net, gross and modified gross leases with multiple tenants that are managed by independent property management companies on our behalf (“Managed Portfolio”).  These facilities are consolidated because they are either fully or majority owned and controlled by us or our subsidiaries.  Rents and operating income attributable to these properties are included in Rental Income, Managed Properties in our financial statements.  Expenses related to the operation of these facilities are recorded as Operating Expenses, Managed Properties.

          Our 4.3 million square foot Managed Portfolio currently produces approximately 16.9% of our annualized cash provided by leases and loans as of March 31, 2003.  Net Operating Income (NOI), (defined as Rental Income, Managed Properties net of Managed Properties Operating Expenses) for the first quarter 2003 increased by $393,000 from the first quarter 2002 due to 2002 acquisitions.  The occupancy level within this portfolio was 93% at both March 31, 2003 and December 31, 2002.

PORTFOLIO OVERVIEW:
(Dollar amounts in thousands, except per bed and per square foot data)

	Hospitals	Long-Term Care Facilities	Assisted & Retirement Living Facilities	Medical Office Buildings	Other	Portfolio Total	Percentage of Portfolio Total	Managed Portfolio

Annualized cash provided by leases and loans by State (1), (2)
California	$29,165	$5,596	$5,673	$10,692	$4,772	$55,898	15.9%
Texas	8,730	4,297	18,319	10,963	—	42,309	12.0%
Florida	9,788	5,612	12,686	1,455	2,242	31,783	9.0%
Indiana	—	18,614	1,483	6,509	—	26,606	7.5%
Utah	8,331	520	—	11,560	6,472	26,883	7.6%
North Carolina	7,835	3,986	1,453	—	206	13,480	3.8%
Tennessee	—	10,954	164	1,297	1,442	13,857	3.9%
Other (37 States)	37,651	36,907	37,792	25,095	4,555	142,000	40.3%

Grand Total (44 States)	$101,500	$86,486	$77,570	$67,571	$19,689	$352,816	100.0%	$59,623

Percentage of Annualized cash provided by leases and loans	28.7%	24.5%	22.0%	19.2%	5.6%	100.0%		16.9%
Investment (3)	$798,120	$693,748	$720,051	$711,247	$193,746	$3,116,912		$649,456
Return on Investments (5)	12.8%	12.5%	10.8%	9.5%	10.2%	11.3%		9.3%
Number of Properties	31	176	126	85	35	453		89
Assets Held for Sale		7			12	19		12
Number of Beds/Units (8)	3,494	21,825	13,513	—	—	38,832
Number of Square Feet	3,695,000	6,635,000	11,758,000	4,653,000	1,667,000	28,408,000		4,351,000
Investment per Bed/Unit (5)	$229	$32	$53	$—	$—
Investment per Square Foot (5)	$218	$105	$61	$154	$118			$152
Occupancy Data-Current Quarter (6), (8)	59%	81%	84%	—	—			93%
Occupancy Data-Prior Quarter (6), (8)	60%	81%	84%	—	—			93%
Cash Flow Coverage (6), (7), (8)
Before Management Fees	4.6	1.7	1.3	—	—	2.6
After Management Fees	4.2	1.3	1.2	—	—	2.3

(1)

  “Annualized cash provided by leases and loans” is intended to be an estimate of cash provided by leases and loans for the 12 months ending March 31, 2004 for assets owned on March 31, 2003 and is calculated as (a) base rents, interest or, in the case of our managed properties, net operating income, to be received by us during the 12 months ended March 31, 2004 under existing contracts; plus (b) additional rents received by us during the 12 months ended March 31, 2003, which were approximately $26 million in the aggregate; plus or minus (c) adjustments for the following items (to the extent they are expected to impact rents, interest or net operating income during the 12 months ending March 31, 2004): assets expected to be sold; known or expected changes in rent due to contract expirations or rent resets; and known or expected rent reductions.  We calculate the net operating income of our managed properties by subtracting from rent the expenses not covered by the tenant under the gross leases underlying such properties. Our estimates of annualized cash provided by leases and loans are based on management assumptions and the information available to us at the time of this report. Actual annualized cash provided by leases and loans could differ materially and adversely from the estimates presented in this report.

(2)	All amounts exclude assets expected to be sold.
(3)	Includes partnership and limited liability company investments and construction commitments as well as our investment in unconsolidated joint ventures.
(4)	Includes managed Medical Office Buildings, Physician Group Practice Clinics, and Healthcare Laboratory and Biotech Research included in the preceding totals.
(5)	Excludes facilities under construction.
(6)	Excludes facilities under construction, newly completed facilities under start up, vacant facilities and facilities where the data is not available or not meaningful.
(7)	Results exclude nine rehabilitation facilities leased to HealthSouth.
(8)	Information in this table was derived from financial information provided by our lessees.

PORTFOLIO BY OPERATOR / TENANT:
(Dollar amounts in thousands)

Operator/Tenant (1)	Amount (2),(5)	Percentage

Tenet Healthcare	$57,021	16.2%
American Retirement Corp.	25,350	7.2%
Emeritus Corporation	18,936	5.4%
HealthSouth Corporation	17,042	4.8%
Kindred Healthcare, Inc.	16,371	4.6%
HCA Inc.	14,753	4.2%
Beverly Enterprises	12,166	3.4%
Not-For-Profit Investment Grade Tenants	6,546	1.9%
Other Publicly Traded Operators or Guarantors (15 Operators)	38,485	10.9%
Other Non Public Operators and Tenants	146,146	41.4%

Grand Total	$352,816	100.0%

RENEWAL INFORMATION:
(Dollar amounts in thousands)

	Lease Expirations and Mortgage Maturities

Year	Amount (1),(2),(3), (5)	Percentage

2003	$7,302	2.1%
2004 (4)	58,948	16.7%
2005 (4)	26,693	7.6%
2006	22,062	6.3%
2007	21,797	6.2%
Thereafter	216,014	61.1%

Grand Total	$352,816	100.0%

(1)	At March 31, 2003, we had approximately 99 health care operators and approximately 650 leases in the managed portfolio.
(2)	Amounts do not include the operations of assets expected to be sold, which have been included in previous disclosures.
(3)

This column includes the impact by year of the total annualized cash provided by leases and loans associated with the properties subject to lease expiration, lessees’ renewal option and/or purchase options and mortgage maturities.

(4)	$44,130 and $10,606 for 2004 and 2005, respectively, relates to eight hospitals leased to Tenet.
(5)	Annualized cash provided by leases and loans.

CAPITAL EXPENDITURES:

Quarter Ended March 31, 2003

Investments	$37,600
Construction in Progress	$4,200
Rentable Square Footage Acquired	718

CAUTIONARY LANGUAGE REGARDING FORWARD LOOKING STATEMENTS

          Statements in this Quarterly Report that are not historical factual statements are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  The statements include, among other things, statements regarding our intent, belief or expectations and can be identified by the use of terminology such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “should” and other comparable terms or the negative thereof.  In addition, we, through our senior management, from time to time make forward looking oral and written public statements concerning our expected future operations and other developments.  Readers are cautioned that, while forward looking statements reflect our good faith belief and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties.  Actual results may differ materially from the expectations contained in the forward looking statements as a result of various factors.  In addition to other factors set forth in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2002 and other documents we file with the Securities and Exchange Commission, readers should consider the following:

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

(g)	Changes in national or regional economic conditions, including changes in interest rates and the availability and our cost of capital; and
(h)

The risk that we will not be able to sell or lease facilities that are currently vacant. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

NEW PRONOUNCEMENTS

          See Note 7 to the Condensed Consolidated Financial Statements for a discussion of our implementation of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation” an Amendment of FASB Statement 123.

          In April 2002, the FASB released Statement of Financial Accounting Standard No. 145  “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (Statement 145), effective with fiscal years beginning after May 15, 2002.  These rescinded Statements primarily relate to the extinguishment of debt and lease accounting.  In June 2002, the FASB released Statement of Financial Accounting Standard No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” effective with fiscal years beginning after December 31, 2002 with early application encouraged.  In October 2002, the FASB released Statement of Financial Accounting Standard No. 147 “Acquisition of Certain Financial Institutions” which is an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9 (effective for acquisitions on or after October 1, 2002).  The effect of these three pronouncements on our financial statements is not material.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Our investments are financed by the sale of common stock, long-term debt, internally generated cash flows and short-term bank debt.

          We generally have fixed base rent on our leases; in addition, there can be additional rent based on a percentage of increased revenue over specified base period revenue of the properties and/or increases based on inflation indices or other factors.  Financing costs are comprised of dividends on preferred and common stock, fixed interest on long-term debt and variable interest on short-term bank debt.

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

          We may assume existing mortgage notes payable as part of an acquisition transaction.  Currently we have two mortgage notes payable with variable interest rates and the remaining mortgage notes payable have fixed interest rates or interest rates with fixed periodic increases.  Our senior notes are at fixed rates with the exception of a $25,000,000 variable rate senior note for which  the interest rate was fixed by means of a swap contract.  The variable rate loans are at interest rates below the current prime rate of 4.25%, and fluctuations are tied to the prime rate or to a rate currently below the prime rate.

          At March 31, 2003, we are exposed to market risks related to fluctuations in interest rates only on $4,290,000 of variable rate mortgage notes payable and $102,200,000 of variable rate bank debt out of our portfolio of real estate of $3,117,000,000.

          Fluctuation in the interest rate environment will not affect our future earnings and cash flows on our fixed rate debt until that debt matures and must be replaced or refinanced.  Interest rate changes will affect the fair value of the fixed rate instruments.  Conversely, changes in interest rates on variable rate debt would change our future earnings and cash flows, but not affect the fair value on those instruments.  Assuming a one percentage point increase in the interest rate related to the variable rate debt including the mortgage notes payable and the bank lines of credit, and assuming no change in the outstanding balance as of year end, interest expense for 2003 would increase by approximately $1,065,000.

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

	Maturity

	2003	2004		2005	2006	2007	Thereafter	Total	Fair Value

	(Amounts in thousands, except percentages)
ASSETS
Mortgage Loans Receivable	$1,500	$		16,561	$62,768	$133,936	$71,880	$286,645	$314,371
Weighted Average Interest Rate	10.50%			13.29%	10.02%	13.31%	10.51%	11.87%
LIABILITIES
Variable Rate Debt:
Bank Notes Payable				$102,200				$102,200	$102,200
Weighted Average Interest Rate				2.32%				2.32%
Mortgage Notes Payable					$4,290			$4,290	$4,290
Weighted Average Interest Rate					2.70%			2.70%
Fixed Rate Debt:
Senior Notes Payable	$1,000		$92,000	$231,000	$135,000	$140,000	$451,840	$1,050,840	$1,100,559
Weighted Average Interest Rate	6.70%		7.78%	6.87%	6.73%	8.06%	6.49%	6.92%
Mortgage Notes Payable	$8,103		$9,481	$13,472			$141,171	$172,227	$195,624
Weighted Average Interest Rate	8.52%		7.59%	8.94%			8.05%	8.12%

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

	3.5	Amendment No. 3 to Second Amended and Restated Bylaws of HCPI (incorporated by reference to exhibit 3.5 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 2002).
	3.6	Amendment No. 4 to Second Amended and Restated Bylaws of HCPI.
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

4.7

Registration Rights Agreement dated January 20, 1999 between HCPI and Boyer Castle Dale Medical Clinic, L.L.C. (incorporated by reference to exhibit 4.9 to HCPI’s annual report on Form 10-K for the year ended December 31, 1999).  This exhibit is identical in all material respects to 13 other documents except the parties thereto.  The parties to these other documents, other than HCPI, were Boyer Centerville Clinic Company, L.C., Boyer Elko, L.C., Boyer Desert

Springs, L.C., Boyer Grantsville Medical, L.C., Boyer-Ogden Medical Associates, LTD., Boyer Ogden Medical Associates No. 2, LTD., Boyer Salt Lake Industrial Clinic Associates, LTD., Boyer-St. Mark’s Medical Associates, LTD., Boyer McKay-Dee Associates, LTD., Boyer St. Mark’s Medical Associates #2, LTD., Boyer Iomega, L.C., Boyer Springville, L.C., and - Boyer Primary Care Clinic Associates, LTD. #2.

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

4.13

Acknowledgment and Consent dated as of June 12, 2002 by and among Merrill Lynch Private Finance Inc., The Boyer Company, L.C., HCPI/Utah, LLC the unitholders HCPI/Utah, LLC and HCPI (incorporated by reference to exhibit 4.13 to HCPI’s quarterly report on Form 10-Q for the period ended June 30, 2002).

4.14

Acknowledgment and Consent dated as of June 12, 2002 by and among Merrill Lynch Private Finance Inc., The Boyer Company, L.C., HCPI/Utah, LLC the unitholders HCPI/Utah, LLC and HCPI (incorporated by reference to exhibit 4.13 to HCPI’s quarterly report on Form 10-Q for the period ended June 30, 2002).

4.15

Officers’ Certificate pursuant to Section 301 of the Indenture dated as of September 1, 1993 between HCPI and the Bank of New York, as Trustee, establishing a series of securities entitled “6.00% Senior Notes due March 1, 2015” (incorporated by reference to exhibit 3.1 to HCPI’s current report on form 8-K (file no. 001-08895), dated February 25, 2003

10.1

Amendment No. 1, dated as of May 30, 1985, to Partnership Agreement of Health Care Property Partners, a California general partnership, the general partners of which consist of HCPI and certain affiliates of Tenet (incorporated by reference to exhibit 10.1 to HCPI’s annual report on Form 10-K for the year ended December 31, 1985).
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

	10.27	Settlement Agreement and General Release between HCPI and Devasis Ghose (incorporated by reference to exhibit 10.23 to HCPI’s annual report on Form 10-K for the year ended December 31, 2002).*
	99.1	Certification by James F. Flaherty, III, the Company’s Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	99.2	Certification by James G. Reynolds, the Company’s Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	*	Management Contract or Compensatory Plan or Arrangement.

b)	Reports on Form 8-K:

	(i)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 22, 2003, regarding the Company’s results from operations for the quarter ended March 31, 2003.

(ii)

Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 25, 2003, pursuant to which the Company agreed to issue and sell $200,000,000 aggregate principal amount of 6% senior notes of the Company due March 1, 2015.

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

Date: May 15, 2003	HEALTH CARE PROPERTY INVESTORS, INC.
(REGISTRANT)

/s/ JAMES G. REYNOLDS

James G. Reynolds Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ MARY BRENNAN CARTER

Mary Brennan Carter Vice President and Chief Accounting Officer (Principal Accounting Officer)

Certification Form
Section 302 Sarbanes-Oxley Act of 2002 (Exchange Act Rules 13a-14 and 15d-14)

CERTIFICATIONS

               I, James F. Flaherty III, certify that:

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

Date: May 15, 2003	/s/ JAMES F. FLAHERTY III

James F. Flaherty III President and Chief Executive Officer

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

Date: May 15, 2003	/s/ JAMES G. REYNOLDS

James G. Reynolds Executive Vice President and Chief Financial Officer