Form 10-Q/A
period 2003-03-31
HEALTH CARE PROPERTY INVESTORS INC
filed 2003-07-07
CIK 765880

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

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q (the "Form 10-Q") of Health Care Property Investors, Inc. for the quarterly period ended March 31, 2003 is being filed for the purpose of amending and restating Items 1, 2 and 6. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, the complete text of Items 1, 2 and 6, as amended, is set forth herein. In addition, in connection with the filing of this Amendment No. 1 and pursuant to Rule 12b-15, the Company is including certain currently dated certifications. The remainder of Health Care Property Investors, Inc.’s Quarterly Report on Form 10-Q is unchanged and is not reproduced in this Amendment No. 1. This report speaks as of the original filing date of the Form 10-Q and, except as indicated, has not been updated to reflect events occurring subsequent to the original filing date.

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

(Amounts in thousands, except per share amounts)

	For the Three Months Ended March 31, 2003			For the Three Months Ended March 31, 2002

	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount

Basic Earnings Per Common Share:
Net Income Applicable to Common Shares	$21,439	59,815	$0.36	$24,184	56,737	$0.43
Dilutive Options	—	171		—	288

Diluted Earnings Per Common Share:
Net Income Applicable to Common Shares	$21,439	59,986	$0.36	$24,184	57,025	$0.42

(10)	COMMITMENTS

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

(11)	SUBSEQUENT EVENTS

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

(12)	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

	March 31, 2003		December 31, 2002

(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Secured Loans Receivable	$286,645	$314,371	$275,905	$304,550
Senior Notes and Mortgage Notes Payable	$1,227,357	$1,300,473	$1,066,048	$1,150,819

(13)	NEW PRONOUNCEMENTS

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

          We have written commitments to acquire or construct an additional $122,000,000 of health care real estate. See Note 10 to the Condensed Consolidated Financial Statements.

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

          We believe that Funds From Operations (FFO) and FFO per common share on a diluted basis are important supplemental measures of operating performance for a real estate investment trust.  (See “Supplemental Financial and Operating Information—Funds From Operations” below.)  FFO for the three months ended March 31, 2003 increased 8.6%, or $3,795,000, to $47,706,000, or $0.80 per share on a diluted basis, as compared to $43,911,000, or $0.77 per share on a diluted basis for the same period in the prior year.  The increase is primarily due to the positive impact of our acquisitions made during 2002 offset by dispositions made during 2002 and reductions in rent from troubled operators.

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

Funds From Operations

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

	3.5	Amendment No. 3 to Second Amended and Restated Bylaws of HCPI (incorporated by reference to exhibit 3.5 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 2002).
	3.6#	Amendment No. 4 to Second Amended and Restated Bylaws of HCPI.
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

	10.27	Settlement Agreement and General Release between HCPI and Devasis Ghose (incorporated by reference to exhibit 10.23 to HCPI’s annual report on Form 10-K for the year ended December 31, 2002).*
	99.1	Certification by James F. Flaherty, III, the Company’s Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	99.2	Certification by James G. Reynolds, the Company’s Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	*	Management Contract or Compensatory Plan or Arrangement.
	#	Filed with HCPI’s original quarterly report on Form 10-Q on May 15, 2003.

b)	Reports on Form 8-K:

	(i)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 22, 2003, regarding the Company’s results from operations for the quarter ended March 31, 2003.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 7, 2003	HEALTH CARE PROPERTY INVESTORS, INC.
(REGISTRANT)

/s/ JAMES G. REYNOLDS

James G. Reynolds Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Certification Form
Section 302 Sarbanes-Oxley Act of 2002 (Exchange Act Rules 13a-14 and 15d-14)

CERTIFICATIONS

               I, James F. Flaherty III, certify that:

1.  I have reviewed this quarterly report on Form 10-Q/A of Health Care Property Investors, Inc.;

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

Date: July 7, 2003	/s/ JAMES F. FLAHERTY III

James F. Flaherty III President and Chief Executive Officer

Certification Form
Section 302 Sarbanes-Oxley Act of 2002 (Exchange Act Rules 13a-14 and 15d-14)

CERTIFICATIONS

               I, James G. Reynolds, certify that:

1.  I have reviewed this quarterly report on Form 10-Q/A of Health Care Property Investors, Inc.;

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

Date: July 7, 2003	/s/ JAMES G. REYNOLDS

James G. Reynolds Executive Vice President and Chief Financial Officer