Form 10-Q
period 2003-06-30
HEALTH CARE PROPERTY INVESTORS INC
filed 2003-08-12
CIK 765880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2003.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

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

          As of August 8, 2003, there were 63,343,471shares of $1.00 par value common stock outstanding.

HEALTH CARE PROPERTY INVESTORS, INC.

Health Care Property Investors, Inc.

Condensed Consolidated Balance Sheets

(Amounts in Thousands)

	June 30, 2003	December 31, 2002

	(Unaudited)
Assets
Real Estate Investments:
Buildings and Improvements	$2,518,522	$2,514,876
Accumulated Depreciation	(458,691)	(424,788)

	2,059,831	2,090,088
Construction in Progress	16,176	6,873
Land	273,137	274,450

	2,349,144	2,371,411
Loans Receivable	311,530	300,165
Investments in and Advances to Joint Ventures	31,662	32,664
Accounts Receivable, Net of Allowance for Doubtful Accounts of $2,690 and $2,918 as of June 30, 2003 and December 31, 2002, respectively	18,870	22,382
Other Assets	21,057	13,300
Cash and Cash Equivalents	11,559	8,495

Total Assets	$2,743,822	$2,748,417

Liabilities and Stockholders’ Equity
Bank Notes Payable	$173,200	$267,800
Senior Notes Payable	1,051,052	888,126
Mortgage Notes Payable	167,177	177,922
Accounts Payable, Accrued Expenses and Deferred Income	74,680	62,145
Minority Interests in Joint Ventures	12,533	13,017
Minority Interests Convertible into Common Stock	55,695	58,518
Stockholders’ Equity:
Preferred Stock	186,843	274,487
Common Stock	61,635	59,470
Additional Paid-In Capital	1,272,460	1,211,551
Other Equity	(11,997)	(11,705)
Cumulative Net Income	1,085,042	1,020,464
Cumulative Dividends	(1,384,498)	(1,273,378)

Total Stockholders’ Equity	1,209,485	1,280,889

Total Liabilities and Stockholders’ Equity	$2,743,822	$2,748,417

See accompanying Notes to Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Health Care Property Investors, Inc.

Condensed Consolidated Statements of Income

(Unaudited)
(Amounts in Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Revenue
Rental Income, Triple Net Properties	$65,573	$61,966	$123,958	$114,740
Rental Income, Managed Properties	23,139	20,588	45,915	41,264
Interest and Other Income	9,693	5,055	19,835	10,564

	98,405	87,609	189,708	166,568

Expense
Interest Expense	23,142	18,219	45,142	35,688
Real Estate Depreciation	19,588	18,207	38,977	35,608
Managed Properties Operating Expenses	8,700	7,230	17,520	14,332
General and Administrative Expenses	5,680	4,393	10,922	8,538

	57,110	48,049	112,561	94,166

Income From Operations	41,295	39,560	77,147	72,402
Minority Interests	(2,264)	(2,230)	(4,259)	(4,229)

Income Before Discontinued Operations	39,031	37,330	72,888	68,173
Discontinued Operations
Operating Income from Discontinued Operations	255	2,311	325	3,196
(Loss)/Gain on Real Estate Dispositions	(2,372)	714	(8,635)	(605)

	(2,117)	3,025	(8,310)	2,591

Net Income	36,914	40,355	64,578	70,764
Dividends to Preferred Stockholders	(4,848)	(6,225)	(11,073)	(12,450)
Preferred Stock Redemption Charge	(11,771)	—	(11,771)	—

Net Income Applicable to Common Shares	$20,295	$34,130	$41,734	$58,314

Basic Earnings Per Common Share
Income from Continuing Operations Applicable to Common Shares	$0.37	$0.55	$0.83	$0.98
Discontinued Operations	$(0.04)	$0.05	$(0.14)	$0.05

Net Income Applicable to Common Shares	$0.33	$0.60	$0.69	$1.03

Diluted Earnings Per Common Share
Income from Continuing Operations Applicable to Common Shares	$0.37	$0.54	0.83	0.97

Discontinued Operations	$(0.04)	$0.05	$(0.14)	$0.04

Net Income Applicable to Common Shares	$0.33	$0.59	$0.69	$1.01

Weighted Average Shares Outstanding - Basic	60,970	57,319	60,396	57,030

Weighted Average Shares Outstanding - Diluted	61,100	57,626	60,512	57,286

See accompanying Notes to Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Health Care Property Investors, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in Thousands)

	Six Months Ended June 30,

	2003	2002

Cash Flows From Operating Activities:
Net Income	$64,578	$70,764
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Real Estate Depreciation	38,977	35,608
Real Estate Depreciation in Discontinued Operations	562	1,261
Amortization of Deferred Compensation and Debt Costs	3,409	2,555
Joint Venture Adjustments	587	272
Loss on Sale of Real Estate Properties	8,635	605
Changes in:
Accounts Receivable	3,512	(204)
Other Assets	(8,123)	186
Accounts Payable, Accrued Expenses and Deferred Income	10,210	(5,685)

Net Cash Provided By Operating Activities	122,347	105,362

Cash Flows From Investing Activities:
Acquisition of Real Estate	(38,342)	(193,046)
Proceeds from the Sale of Real Estate Properties, Net	12,848	17,808
(Investments in)/Repayment of Loans Receivable	(10,561)	8,803

Net Cash Used In Investing Activities	(36,055)	(166,435)

Cash Flows From Financing Activities:
Net Change in Bank Notes Payable	(94,600)	(7,100)
Repayment of Senior Notes Payable	(35,000)	(111,000)
Issuance of Senior Notes	197,536	247,630
Cash Proceeds from Issuing Common Stock	68,647	43,013
Redemption of Preferred Stock	(99,415)	—
Payments on Mortgages	(10,745)	(4,987)
Dividends Paid	(111,121)	(104,134)
Other Financing Activities	1,470	(1,841)

Net Cash (Used In)/Provided By Financing Activities	(83,228)	61,581

Net Increase In Cash And Cash Equivalents	3,064	508
Cash And Cash Equivalents, Beginning Of Period	8,495	8,408

Cash And Cash Equivalents, End Of Period	$11,559	$8,916

Capitalized Interest	$281	$674

See accompanying Notes to Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

HEALTH CARE PROPERTY INVESTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

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

Application of Critical Accounting Policies:

          Certain critical accounting policies are complex and involve judgments by management, including the use of estimates and assumptions, which affect the reported amounts of assets, liabilities, revenues and expenses.  As a result, changes in these estimates and assumptions could significantly affect our financial position or results of operations.  We base our estimates on various assumptions that we believe to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  The significant and critical accounting policies used in the preparation of our financial statements are more fully described in our Annual Report on Form 10-K for the year ended December 31, 2002.

Reclassifications:

          We have made reclassifications, where necessary, for comparative financial statement presentations.

(2)     REAL ESTATE INVESTMENTS

          As of June 30, 2003, our portfolio of properties, including equity investments, consisted of 448 properties located in 44 states.  These properties were comprised of 31 hospitals, 175 long-term care facilities, 126 retirement and assisted living facilities, 85 medical office buildings and 31 other healthcare facilities.  Our gross undepreciated investment in these properties, which includes joint ventures, was approximately $3,103,740,000 at June 30, 2003.

          During the quarter ended June 30, 2003, we acquired one medical office building for $4.2 million with a lease rate of 10%.  For the six months ended June 30, 2003, we acquired seven properties totaling $26.6 million, with an average lease rate of 11%.

          On June 2, 2003, we formed a joint venture with GE Commercial Finance to buy up to $600 million of medical office buildings in the United States.  We have a 33% economic interest in the new company, HCP Medical Office Portfolio, LLC.  As of June 30, 2003, no assets had been acquired by the joint venture.

(3)     OPERATORS

          At June 30, 2003, we had approximately 314 properties leased to 90 operators under triple net leases, 49 properties securing loans to 14 operators and 85 properties with approximately 625 gross or modified gross leases in the Managed Portfolio.  Under a triple net lease, in addition to the rent obligation, the lessee is responsible for all operating expenses of the property such as utilities, property taxes, insurance, repairs and maintenance.  Under gross or modified gross leases, we may be responsible for property taxes, repairs, and/or insurance on the leased properties.

Major Operators:

          Listed below are our major operators, which represent three percent or more of our annualized cash provided by leases and loans as of June 30, 2003.

(Dollar amounts in thousands)	Annualized Cash Provided by Leases and Loans	Percentage of Total Annualized Cash Provided by Leases and Loans

Tenet Healthcare Corporation (THC)	$56,966	16.2%
American Retirement Corporation (ACR)	25,357	7.2%
Emeritus Corporation (ESC)	19,206	5.5%
HealthSouth Corporation (HRC)	17,132	4.9%
Kindred Healthcare, Inc. (KIND)	16,371	4.7%
HCA Inc. (HCA)	14,762	4.2%
Beverly Enterprises (BEV)	12,166	3.5%

	$161,960	46.2%

          All of the companies listed above are publicly traded companies and are subject to the informational filing requirements of the Securities and Exchange Act of 1934, as amended, and accordingly file periodic financial statements on Form 10-K and Form 10-Q with the Securities and Exchange Commission.

Annualized cash provided by leases and loans

          Annualized cash provided by leases and loans is intended to be an estimate of cash provided by leases and loans for the 12 months ending June 30, 2004 for assets owned on June 30, 2003 and is calculated as (a) base rents, interest or, in the case of our managed properties, net operating income, to be received by us during the 12 months ended June 30, 2004 under existing contracts; plus (b) additional rents received by us during the 12 months ended June 30, 2003, which were approximately $26 million for all customers  plus or minus (c) adjustments for the following items (to the extent they are expected to impact rents, interest or net operating income during the 12 months ending June 30, 2004): assets expected to be sold; known or expected changes in rent due to contract expirations or rent resets; and known or expected rent reductions.  We calculate the net operating income of our managed properties by subtracting from rent the expenses not covered by the tenant under the gross leases underlying such properties.  Our estimates of annualized cash provided by leases and loans are based on management assumptions and the information available to us at the time of this report. Actual annualized cash provided by leases and loans could differ materially from the estimates presented in this report.

(4)     INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

          We have an 80% interest in each of five joint ventures that lease six long-term care facilities, a 45%-50% interest in four joint ventures that each operate an assisted living facility and a 9.8% interest in seven limited liability companies that own an aggregate of nine retirement living communities.  The seven limited liability companies are subsidiaries of American Retirement Corporation.  Since the other members in the joint ventures have significant voting rights relative to acquisition, sale and refinancing of assets, as well as approval rights with respect to budgets, we account for these investments using the equity method of accounting.

          Combined summarized unaudited financial information of the unconsolidated joint ventures follows:

	June 30, 2003	December 31, 2002

	(Amounts in thousands)
Real Estate Investments, Net	$319,153	$328,659
Other Assets	2,583	2,206

Total Assets	$321,736	$330,865

Notes Payable to Third Parties	$15,976	$15,017
Mortgage Notes Payable to Third Parties - ARC	166,722	169,787
Accounts Payable	753	1,303
Other Partners’ Capital	106,623	112,094
Investments and Advances from HCPI, Net	31,662	32,664

Total Liabilities and Partners’ Capital	$321,736	$330,865

	Six Months Ended June 30,

	2003	2002

	(Amounts in thousands)
Rental and Interest Income	$17,824	$2,326

Net Income	$3,901	$92

HCPI’s Equity in Joint Venture Net Income	$529	$140

Distributions to HCPI	$1,042	$580

          As of June 30, 2003, we have guaranteed approximately $7,200,000 of notes payable obligations for four of these joint ventures.  As of June 30, 2003, the nine retirement living communities owned by the seven limited liability companies of which we have a 9.8% interest collateralized $167,000,000 of first mortgages with fixed and variable interest rates ranging from 2.54% to 9.5% and maturity dates ranging from January 2004 to June 2025.

          Included in “Other Partners’ Capital” above are the proceeds from a $112,750,000 loan from HCPI to a subsidiary of American Retirement Corporation.

(5)     DISCONTINUED OPERATIONS

          As of June 30, 2003, we had 18 facilities with a net book value of $30,571,000 that we expected to sell.  The operations of these facilities, as well as nine other facilities that had been sold between January 1, 2002 and June 30, 2003, are included in Discontinued Operations.

(6)     NOTES PAYABLE

          On February 28, 2003, we issued $200,000,000 of 6.00% Senior Notes due 2015.  Interest on these notes is payable semi-annually in March and September.

          During the six months ended June 30, 2003, we paid off $30,000,000 of maturing long-term debt with an average interest rate of 7.11% and redeemed $5,000,000 in Medium Term Notes due March 10, 2015, which carried an interest rate of 9.00%.

(7)     STOCKHOLDERS’ EQUITY

          The following table provides a summary of the activity for our Stockholders’ Equity account for the six months ended June 30, 2003 (amounts in thousands):

	Preferred Stock		Common Stock

	Number of Shares	Amount	Number of Shares	Par Value Amount	Additional Paid-In Capital	Cumulative Net Income	Cumulative Dividends	Other Equity	Total Stockholders’ Equity

Balances, December 31, 2002	11,722	$274,487	59,470	$59,470	$1,211,551	$1,020,464	$(1,273,378)	$(11,705)	$1,280,889
Stock Options Exercised			398	398	10,389				10,787
Stock Grants Issued			68	68	2,519				2,587
Stock Grants Cancelled			(18)	(18)	(557)				(575)
Common Stock Issued			1,717	1,717	60,329				62,046
Net Income						64,578			64,578
Preferred Stock Redemption	(3,977)	(87,644)	—	—	(11,771)	—	—	—	(99,415)
Dividends Paid - Preferred Shares							(11,072)		(11,072)
Dividends Paid - Common Shares							(100,048)		(100,048)
Deferred Compensation								(744)	(744)
Other Comprehensive Gain								452	452

Balances, June 30, 2003	7,745	$186,843	61,635	$61,635	$1,272,460	$1,085,042	$(1,384,498)	$(11,997)	$1,209,485

          On May 2, 2003 we redeemed all of our outstanding 8.6% series C preferred stock.  The amount paid to redeem the preferred stock was $99,415,000 plus accrued dividends of approximately $750,000; the carrying value of the Series C Preferred Stock was $87,644,000.  The redemption resulted in a non-operating charge against Net Income applicable to common shares of $11,771,000.

Other Equity:

          Other equity consists of the following:

(Amounts in thousands)	June 30, 2003	December 31, 2002

Unamortized Balance of Deferred Compensation	$(8,886)	$(8,142)
Notes Receivable From Officers and Directors for Purchase of Common Stock	(2,259)	(2,259)
Accumulated Other Comprehensive Loss	(852)	(1,304)

Total Other Equity	$(11,997)	$(11,705)

          Other comprehensive loss is a reduction to net income in calculating comprehensive income.  Comprehensive income is the change in equity from non-owner sources.  Our comprehensive income reflects the change in the fair market value of our interest rate swap.  Comprehensive income for the six months ended June 30, 2003 and 2002 was $65,030,000 and $70,687,000, respectively.

Stock Options Granted:

          As of January 1, 2002, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (Statement 123) for all employee stock options awarded or granted after January 1, 2002. Therefore, the cost related to stock-based employee compensation included in the determination of net income for the three and six months ended June 30, 2003 and 2002 is less than that which would have been recognized if the fair value recognition provisions of Statement 123 had been applied to all awards since the original effective date of Statement 123.  Previously, we had accounted for all stock options under Accounting Principles Board Opinion 25 (APB 25), “Accounting for Stock Issued to Employees,” which is permitted under Statement 123.  The following table is presented in accordance with Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation” and illustrates the effect on net income and earnings per share if the fair value recognition provisions of Statement 123 had been applied to all outstanding and unvested awards in each period.

	Three Months Ended June 30,		Six Months Ended June 30,

(Amounts in thousands)	2003	2002	2003	2002

Net Income, as Reported	$36,914	$40,355	$64,578	$70,764
Add: Stock-Based Compensation Expense Included in Reported Net Income	91	154	183	154
Deduct: Total Stock-Based Compensation Expense Determined Under Fair Value Based Method for all Awards	(184)	(194)	(368)	(388)

Pro Forma Net Income	$36,821	$40,315	$64,393	$70,530

Earnings Per Share:
Basic - as Reported	$0.33	$0.60	$0.69	$1.03

Basic - Pro Forma	$0.33	$0.59	$0.69	$1.02

Diluted - as Reported and Pro Forma	$0.33	$0.59	$0.69	$1.01

          During the quarter ended June 30, 2003, our Board of Directors granted to certain employees an aggregate of 62,650 shares of restricted stock with a five year vesting period, 28,300 stock performance awards the vesting of which is dependent upon satisfying performance measures for the three years ending December 31, 2005 and 150,000 stock options with an exercise price of $38.28 and a five year vesting period.  Additionally, 1,200 shares of restricted stock with a four year vesting period were granted in June 2003 and a total of 60,000 stock options with an exercise price of $37.46 were issued to the non-employee members of our Board of Directors in April 2003.

(8)     OPERATING PARTNERSHIP UNITS

          As of June 30, 2003, there were a total of 1,591,179 non-managing member units outstanding in three limited liability companies of which we are the managing member: HCPI/Utah, LLC, HCPI/Utah II, LLC and HCPI/Indiana, LLC.  During the second quarter of 2003 we issued 27,924 non-managing member units as part of the acquisition of one medical office building.  Non-managing member units, which are reflected in the balance sheet at $55,695,000 at June 30, 2003, are convertible into our common stock on a one-for-one basis.

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

(Amounts in thousands, except per share amounts)

	For the Three Months Ended June 30, 2003			For the Six Months Ended June 30, 2003

	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic Earnings Per Common Share:
Net Income Applicable to Common Shares	$20,295	60,970	$0.33	$41,734	60,396	$0.69
Dilutive Options	—	130		—	116

Diluted Earnings Per Common Share:
Net Income Applicable to Common Shares	$20,295	61,100	$0.33	$41,734	60,512	$0.69

	For the Three Months Ended June 30, 2002			For the Six Months Ended June 30, 2002

	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic Earnings Per Common Share:
Net Income Applicable to Common Shares	$34,130	57,319	$0.60	$58,314	57,030	$1.03
Dilutive Options	—	307		—	256

Diluted Earnings Per Common Share:
Net Income Applicable to Common Shares	$34,130	57,626	$0.59	$58,314	57,286	$1.01

(10)   COMMITMENTS

          As of June 30, 2003, we had contractually committed to acquire three medical office buildings for $13,300,000.   As of June 30, 2003, we had contractually committed to fund additional development of facilities on existing properties of approximately $15,250,000, and were contractually committed to fund $27,215,000 for construction of new health care facilities.  When disclosing our contractual commitments, we include only those commitments that are evidenced by binding contracts.  We expect that a significant portion of these commitments will be funded; however, experience suggests that some contractually committed acquisitions may not close for various reasons including unsatisfied closing conditions, competitive financing sources, or the operator’s inability to obtain required internal or governmental approvals.

(11)   SUBSEQUENT EVENTS

          On August 7, 2003, we announced that we will redeem all 2,400,000 shares of our Series A preferred stock on September 10, 2003 at a redemption price of $25.00 per share, plus accrued interest and unpaid dividends to the redemption date.  On August 6, 2003, we announced that we expect to redeem all of our outstanding Series B preferred stock which becomes callable on September 30, 2003.  Redemption of the Series A and Series B issues will give rise to preferred stock redemption charges against Net Income applicable to common shares of $2.19 million and $4.59 million, respectively, which represents the excess of the face value of the preferred stock over the carrying amount.

          On July 24, 2003, our Board of Directors declared a quarterly dividend of $0.83 per common share payable on August 20, 2003 to stockholders of record as of the close of business on August 4, 2003.

          Our Board of Directors also declared a cash dividend of $0.492188 per share on our series A cumulative preferred stock and $0.54375 per share on our series B cumulative preferred stock.  These dividends will be paid on September 30, 2003 to stockholders of record as of the close of business on September 19, 2003.  However, because no Series A preferred stock will be outstanding on the September 19, 2003 record date, we will not be paying a dividend on the Series A Preferred stock on September 30, 2003.

          On July 10, 2003, we completed a public offering of 1,400,000 shares of our common stock at a net offering price of $41.50 per share.  We received proceeds from the offering of $58.1 million.

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

	June 30, 2003		December 31, 2002

(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Secured Loans Receivable	$286,065	$312,789	$275,905	$304,550
Senior Notes and Mortgage Notes Payable	$1,218,229	$1,343,878	$1,066,048	$1,158,930

(13)   NEW PRONOUNCEMENTS

          In April 2003, the Financial Accounting Standards Board (FASB) released Statement of Financial Accounting Standards No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  In May 2003, the FASB released Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” effective for financial instruments entered into or modified after May 15, 2003. The effect of these pronouncements on our financial statements is not material.

          In January 2003, the Financial Accounting Standards Board issued interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (the Interpretation) effective immediately for all variable interest entities created after January 31, 2003 and for the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003.  The Interpretation requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.  Currently, entities are generally consolidated by an enterprise that has a controlling financial interest through ownership of a majority voting interest in the entity.  We are currently evaluating the effects, if any, of the issuance of the Interpretation.

          See Note 7 for our adoption of Statement of Financial Accounting Standard No. 148 “Accounting for Stock-Based Compensation,” an Amendment of FASB Statement 123.  The effect of this Statement on our financial statements is not material.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

          Health Care Property Investors, Inc., including our wholly-owned subsidiaries and affiliated joint ventures (HCPI), generally acquires health care facilities and leases them on a long-term basis to health care providers.  We also lease medical office space to providers and physicians on a shorter term basis.  In addition, we provide mortgage financing on health care facilities.  As of June 30, 2003, our portfolio of properties, including equity investments, consisted of 448 facilities located in 44 states.  These facilities were comprised of 31 hospitals, 175 long-term care facilities, 126 retirement and assisted living facilities, 85 medical office buildings and 31 other healthcare facilities.  Our gross undepreciated investment in these properties, which includes joint ventures, was approximately $3.1 billion at June 30, 2003.

          For the six months ended June 30, 2003, we acquired seven properties for an aggregate purchase price of $26,600,000.  These properties have an average annual lease rate of 11%.  The properties consist of five assisted living facilities, one medical office building and one health and wellness center.

          We financed the acquisitions primarily through proceeds from the issuance of new debt and equity, from asset sales and the use of our line of credit.

          On June 2, 2003, we formed a joint venture with GE Commercial Finance to buy up to $600 million of medical office buildings in the United States.  We have a 33% economic interest in the new company, HCP Medical Office Portfolio, LLC.  As of June 30, 2003, no assets had been acquired by the joint venture.

          We have written commitments to acquire or construct an additional $55,765,000 of health care real estate.  See Note 10 to the Condensed Consolidated Financial Statements.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

          Certain critical accounting policies applicable to us are complex and involve judgments by management, including the use of estimates and assumptions, which affect the reported amounts of assets, liabilities, revenues and expenses.  As a result, changes in these estimates and assumptions could significantly affect our financial position or results of operations.  We base our estimates on various assumptions that we believe to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  The significant and critical accounting policies used in the preparation of our financial statements are more fully described in our Annual Report on Form 10-K for the year ended December 31, 2002.

RESULTS OF OPERATIONS

          Net Income applicable to common shares for the three and six months ended June 30, 2003 totaled $20,295,000 and $41,734,000, or $0.33 and $0.69 per share on a diluted basis on revenue of $98,405,000 and $189,708,000, respectively.  This compares with Net Income applicable to common shares of $34,130,000 and $58,314,000, or $0.59 and $1.01 per share on a diluted basis on revenue of $87,609,000 and $166,568,000, respectively, for the three and six months ended June 30, 2002.  Included in Net Income applicable to common shares for the three and six months ended June 30, 2003, is a preferred stock redemption charge of $11,771,000, or $0.19 per share on a diluted basis. Also included in Net Income applicable to common shares for the three and six months ended June 30, 2003 is a net loss on real estate dispositions of $2,372,000 and $8,635,000, or $0.04 and $0.14 per share on a diluted basis, respectively.  Included in Net Income applicable to common shares for the three and six months ended June 30, 2002 is a net gain on real estate dispositions of $714,000, or $0.01 per share on a diluted basis and a net loss on real estate dispositions of $605,000, or $0.01 per share on a diluted basis, respectively.

          Additionally, included in Net Income applicable to common shares is the net effect of SAB 101, which delayed the recognition of approximately $5,000,000 and $4,000,000, for 2003 and 2002, respectively, of cash receipts paid by tenants for additional rents from the first quarter to subsequent quarters each year.

          Rental Income attributable to Triple Net Leases for the three and six months ended June 30, 2003 increased 5.8% and 8.0%, or $3,607,000 and $9,218,000, to $65,573,000 and $123,958,000, respectively, as compared to the same period in the prior year.  The increases were primarily the result of the positive impact of approximately $64,000,000 of acquisitions made since the second quarter of 2002 and positive rent growth, offset by rent reductions on certain properties (see discussion in “Supplementary Financial and Operating Information” below).

          Rental Income attributable to Managed Properties for the three and six months ended June 30, 2003 increased 12.4% and 11.3%, or $2,551,000 and $4,651,000, to $23,139,000 and $45,915,000, respectively, as compared to the same periods in the prior year.  There was a related increase in Managed Properties Operating Expenses in the three and six months ended June 30, 2003 of 20.3% and 22.2%, or $1,470,000 and $3,188,000, to $8,700,000 and $17,520,000, respectively, compared to the same periods of 2002.  These increases were generated primarily from 2002 acquisition activity and positive rent growth.

          Interest and Other Income for the three and six months ended June 30, 2003 increased 91.7% and 87.8%, or $4,638,000 and $9,271,000, to $9,693,000 and $19,835,000, respectively, as compared to the same periods in the prior year.  These increases primarily were the result of the $125,000,000 loan and equity investment with American Retirement Corporation made at the end of the third quarter of 2002.

          Interest Expense for the three and six months ended June 30, 2003 increased 27.0% and 26.6%, or $4,923,000 and $9,454,000, to $23,142,000 and $45,142,000, respectively, as compared to the same periods in the prior year.  These increases were primarily the result of the issuance of $250,000,000 aggregate principal amount of 6.45% senior notes in the second quarter of 2002 as well as the issuance of $200,000,000 aggregate principal amount of 6.00% senior notes in February 2003.

          General and Administrative Expenses for the three and six months ended June 30, 2003 increased 29.3% and 27.9%, or $1,287,000 and $2,384,000, to $5,680,000 and $10,922,000, respectively, as compared to the same periods in the prior year.  These increases were primarily due to compensation costs and expenses associated with troubled operators and their related properties.

          Real Estate Depreciation for the three and six months ended June 30, 2003 increased 7.6% and 9.5%, or $1,381,000 and $3,369,000, to $19,588,000 and $38,977,000, respectively, as compared to the same periods in 2002.  The increases resulted from depreciation on the properties acquired during 2002 and the first six months of 2003.

          We believe that Funds From Operations (FFO) and FFO per common share on a diluted basis are important supplemental measures of operating performance for a real estate investment trust.  (See “Supplementary Financial and Operating Information – Funds From Operations” below for a discussion of FFO and FFO per common share and reconciliation of FFO to Net Income applicable to common shares.)  FFO for the three and six months ended June 30, 2003 decreased 17.9% and 5.8%, or $9,360,000 and $5,565,000, to $42,789,000 and $90,495,000, respectively, as compared to the same period in the prior year.  The decreases were primarily due to the preferred stock redemption charge discussed above, dispositions made during 2002 and the first six months of 2003 and reductions in rent from troubled operators, offset by the positive impact of our acquisitions made during 2002 and the first six months of 2003.

LIQUIDITY AND CAPITAL RESOURCES

          We have financed investments through the sale of common and preferred stock, issuance of medium-term and long-term debt, issuance of units in subsidiaries in exchange for contributed properties, assumption of mortgage debt, the mortgaging of certain of our properties, use of short-term bank lines and use of internally generated cash flows.  We have also raised cash through the disposition of assets in 2000, 2001 and 2002 and the first six months of 2003.  Management believes that our liquidity and sources of capital are adequate to finance our operations for the foreseeable future, including through December 31, 2003.  The availability of cost effective sources of capital may impact future investments in additional facilities.

          At June 30, 2003, stockholders’ equity totaled $1,209,485,000 and our equity securities had a market value of $2,874,888,000.  Total debt presently represents 33% and 54% of our total market and book capitalization, respectively.  Our senior debt is rated BBB+/BBB+/Baa2 by Standard & Poor’s, Fitch and Moody’s, respectively, and has been rated medium investment grade continuously since 1986, when we first received a bond rating.

          Tabulated below is our debt maturity table by year and in the aggregate.

2003 (July - December)	$3,000,000
2004	106,000,000
2005	420,000,000	(1)
2006	143,000,000
2007	144,000,000
Thereafter	575,000,000

	$1,391,000,000

          (1)          Includes $173,000,000 related to our revolving line of credit.

          On February 28, 2003, we issued $200,000,000 of 6.00% Senior Notes due 2015.  Interest on these notes is payable semi-annually in March and September.

          During the six months ended June 30, 2003, we paid off $30,000,000 of maturing long-term debt with an average interest rate of 7.11% and redeemed $5,000,000 in Medium Term Notes due March 10, 2015, which carried an interest rate of 9.00%.  These payments were initially financed with funds available under our revolving lines of credit.

Revolving Lines of Credit

          We have a three-year revolving line of credit totaling $490,000,000.  Borrowings under the line of credit averaged $132,000,000 for the quarter ended June 30, 2003, at a rate of 2.11%.  The average bank interest rate on borrowings of $274,000,000 was 2.81% for the second quarter of 2002.

Secured Debt

          At June 30, 2003, we had a total of $167,177,000 in Mortgage Notes Payable secured by 33 health care facilities with a net book value of approximately $283,489,000.  Interest rates on the Mortgage Notes ranged from 2.5% to 10.63% with an average rate of 7.9%.

Equity

          On May 2, 2003 we redeemed all of our outstanding 8.6% series C preferred stock.  The amount paid to redeem the preferred stock was $99,415,000 plus accrued dividends of approximately $750,000; the carrying amount of the series C preferred stock was $87,644,000.  The redemption resulted in a non-operating charge against Net Income applicable to common shares of $11,771,000.

          On July 10, 2003, we completed a public offering of 1,400,000 shares of our common stock at a net offering price of $41.50 per share.  We received proceeds from the offering of $58.1 million.

           On August 7, 2003, we announced that we will redeem all 2,400,000 shares of our Series A preferred stock on September 10, 2003 at a redemption price of $25.00 per share, plus accrued interest and unpaid dividends to the redemption date.  On August 6, 2003, we announced that we expect to redeem all of our outstanding Series B preferred stock which becomes callable on September 30, 2003.  Redemption of the Series A and Series B issues will give rise to preferred stock redemption charges against Net Income applicable to common shares of $2.19 million and $4.59 million, respectively, which represents the excess of the face value of the preferred stock over the carrying amount.

          During the six months ended June 30, 2003, we issued and sold 1,599,836 shares of our common stock under our Dividend Reinvestment and Stock Purchase Plan at an average price per share of $36.30 for an aggregate of $58,078,000.

          As of June 30, 2003 there were a total of 1,591,179 non-managing member units outstanding in three limited liability companies of which we are the managing member: HCPI/Utah, LLC, HCPI/Utah II, LLC and HCPI/Indiana, LLC.  During the second quarter of 2003, we issued 27,924 non-managing member units as part of the acquisition of one medical office building.  These non-managing member units are convertible into our common stock on a one-for-one basis.

Shelf Registrations

          As of August 8, 2003, we had approximately $466,151,000 available for future issuances of debt and equity securities under a shelf registration statement filed with the Securities and Exchange Commission.  These securities may be issued from time to time in the future based on our needs and then existing market conditions.

Letters of Credit and Depository Accounts

          At June 30, 2003, we held approximately $14,955,000 in depository accounts and $46,963,000 in irrevocable letters of credit from commercial banks to secure a number of lessees’ lease obligations and borrowers’ loan obligations.  We may draw upon the letters of credit or depository accounts if there are any defaults under the leases or loans.  Amounts available under letters of credit could change based upon facility operating conditions and other factors and such changes may be material.

Facility Rollovers

          As of June 30, 2003, we had 20 facilities that are subject to lease expirations and mortgage maturities during the remainder of 2003.  These facilities currently represent approximately 1.1% of annualized cash provided by leases and loans.  For the year ending December 31, 2004, we have 17 facilities, representing approximately 16.4% of annualized cash provided by leases and loans, subject to lease expirations and mortgage maturities. Of these amounts, 12.5% of annualized cash provided by leases and loans relates to seven hospitals leased to Tenet.

Off Balance Sheet Arrangements

          We have an 80% interest in each of five joint ventures that lease six long-term care facilities, a 45%-50% interest in four joint ventures that each operate an assisted living facility and a 9.8% interest in seven limited liability companies that own an aggregate of nine retirement living communities.  The seven limited liability companies are subsidiaries of American Retirement Corporation.  Since the other members in the joint ventures have significant voting rights relative to acquisition, sale and refinancing of assets as well as approval rights with respect to budgets, we account for these investments using the equity method of accounting.

          Combined summarized unaudited financial information of the unconsolidated joint ventures follows:

	June 30, 2003	December 31, 2002

	(Amounts in thousands)
Real Estate Investments, Net	$319,153	$328,659
Other Assets	2,583	2,206

Total Assets	$321,736	$330,865

Notes Payable to Third Parties	$15,976	$15,017
Mortgage Notes Payable to Third Parties - ARC	166,722	169,787
Accounts Payable	753	1,303
Other Partners’ Capital	106,623	112,094
Investments and Advances from HCPI, Net	31,662	32,664

Total Liabilities and Partners’ Capital	$321,736	$330,865

	Six Months Ended June 30,

	2003	2002

	(Amounts in thousands)
Rental and Interest Income	$17,824	$2,326

Net Income	$3,901	$92

HCPI’s Equity in Joint Venture Net Income	$529	$140

Distributions to HCPI	$1,042	$580

          As of June 30, 2003, we have guaranteed approximately $7,200,000 on notes payable obligations for four of these joint ventures.  As of June 30, 2003, the nine retirement living communities owned by the seven limited liability companies of which we have a 9.8% interest collateralized $167,000,000 of first mortgages with fixed and variable interest rates ranging from 2.54% to 9.5% and maturity dates ranging from January 2004 to June 2025.

          Included in “Other Partners’ Capital” above are the proceeds from a $112,750,000 loan from HCPI to a subsidiary of American Retirement Corporation.

Contractual Obligations and Contingent Liabilities

          As of June 30, 2003, our contractual payment obligations and contingent liabilities were as follows:

	July – December 2003	2004-2006	2007-2009	Thereafter	Total

	(Amounts in thousands)
Contractual Obligations:
Long-Term Debt	$87,000	$693,000	$295,000	$586,000	$1,661,000
Line of Credit		179,000			179,000

	$87,000	$872,000	$295,000	$586,000	$1,840,000

Contingent Liabilities:
Letters of Credit		$4,000			$4,000
Guarantees	$2,000	3,000	$2,000	$2,000	9,000

Total Contingent Liabilities	$2,000	$7,000	$2,000	$2,000	$13,000

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

          FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to net income. FFO, as defined by us, may not be comparable to similarly entitled items reported by other real estate investment trusts that do not define it exactly as the NAREIT definition.

          Below are summaries of the calculation of our FFO and FFO per common share on a diluted basis:

(Amounts in thousands, except per share amounts)

	For the Three Months Ended June 30, 2003			For the Six Months Ended June 30, 2003

	Income	Shares (Diluted)	Per Diluted Share Amount	Income	Shares (Diluted)	Per Diluted Share Amount

Net Income Applicable to Common Shares	$20,295	61,100	$0.33	$41,734	60,512	$0.69
Real Estate Depreciation and Amortization	19,588			38,977
Loss and Depreciation on Real Estate	2,560			9,197
Joint Venture Adjustments	346		—	587

Basic Funds From Operations	$42,789			$90,495
Dilutive Adjustments related to operating partnership units	1,299	1,565		2,599	1,585

Diluted Funds From Operations	$44,088	62,665	$0.70	$93,094	62,097	$1.50

	For the Three Months Ended June 30, 2002			For the Six Months Ended June 30, 2002

	Income	Shares (Diluted)	Per Diluted Share Amount	Income	Shares (Diluted)	Per Diluted Share Amount

Net Income Applicable to Common Shares	$34,130	57,626	$0.59	$58,314	57,286	$1.01
Real Estate Depreciation and Amortization	18,207			35,608
Loss and Depreciation on Real Estate	(177)			1,866
Joint Venture Adjustments	(11)		—	272

Basic Funds From Operations	$52,149			$96,060
Dilutive Adjustments related to operating partnership units	1,344	1,639		2,636	1,634

Diluted Funds From Operations	$53,493	59,265	$0.90	$98,696	58,920	$1.67

Hospital Portfolio

          As of June 30, 2003, we derived 29% of our annualized cash provided by leases and loans, or $102 million, from 31 hospitals.

          Tenet Healthcare Corporation

          Tenet Healthcare Corporation (“Tenet”) leases from us eight acute care hospitals and one medical office building in which we have an aggregate investment of $460 million.  Rents from these hospitals constituted approximately 16% of our annualized cash provided by leases and loans as of June 30, 2003.

          Tenet announced its adoption of new policies as of January 1, 2003 for calculating Medicare reimbursement for patients who require high cost treatments (“outlier payments”).  Net Tenet rents were $13.9 million and $14.0 million for the quarters ended June 30, 2003 and June 30, 2002, respectively, and cash flow coverage of rents have decreased to 4.4 for the quarter ended March 31, 2003.  Tenet is currently undergoing an investigation by the Securities and Exchange Commission relating to its billing practices and financial and other disclosures.  In addition, according to recent public disclosures by Tenet, the United States Department of Justice is suing Tenet over Medicare fraud allegations; the U.S. Attorney’s office is investigating Tenet’s use of physician relocation agreements; a federal grand jury has returned an indictment accusing a subsidiary of Tenet of illegal use of physician relocation agreements; the Internal Revenue Service has assessed a $157 million tax deficiency against Tenet; Tenet is litigating several federal securities class action and shareholder derivative suites; and Tenet is subject to other federal investigations regarding its business practices.  We cannot predict the impact, if any, that these recent developments may have on individual hospital performance and the related rent.

          The current terms of the leases for the eight hospitals leased to Tenet expire on February 19, 2004 for six hospitals, on May 31, 2004 for the seventh hospital and on May 31, 2005 for the eighth hospital.  Under each of the leases, Tenet can provide notification six months prior to the expiration of the current term of its intent to renew the lease for five years under the existing terms.  In addition, Tenet has the right to purchase up to six of the facilities at fair market value at the expiration of the lease terms.  Within the past five years Tenet renewed the leases on each of the seven facilities that reached renewal or purchase option dates.

          HealthSouth Corporation

          Approximately five percent of our annualized cash provided by leases and loans is generated from facilities leased to HealthSouth Corporation (“HealthSouth”), primarily from nine rehabilitation hospitals.  In March 2003, the Securities and Exchange Commission charged HealthSouth and its former chief executive officer with inflating earnings and overstating assets.  HealthSouth has announced that it is undergoing a financial audit and forensic examination to assess the accuracy of its financial information.  The nine rehabilitation hospitals leased by HealthSouth have an average remaining lease term of four years not taking into account renewal options.  The average age of these hospitals is 14 years.  Second quarter 2003 occupancy on the nine facilities, as provided by HealthSouth, ranged from 63% to 97%, with an average occupancy of 79%.  HealthSouth is current on rent payments through August 2003.

          We are excluding HealthSouth’s results from cash flow coverage and operating results presentation for the hospital portfolio until greater assurances about HealthSouth’s financial information are received.

Long-Term Care Portfolio

          As of June 30, 2003, we derived 25% of our annualized cash provided by leases and loans, or $86 million, from the long-term care sector.  Reduced reimbursements, a nursing shortage and increased liability insurance costs continue to challenge this sector and have caused a diminution in cash flow coverage.

          Certain temporary Medicare add-on payments expired in October 2002 causing a decline in Medicare reimbursement to nursing homes of approximately 9% as of October 1, 2002.  A planned limitation on Medicare Part B rehabilitation therapy procedures is scheduled for September 1, 2003 and would further reduce Medicare reimbursement.

          However, partially offsetting the foregoing, the annual market basket increase to Medicare rates for long-term care facilities is expected to take effect October 1, 2003, and is expected to be further supplemented by an accumulated administrative adjustment for prior years, resulting in an aggregate 6% increase in Medicare rates.

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

          Our gross investment in the 20 leased facilities and the facility subject to the secured loan was approximately $67 million, and the book value of these properties, net of depreciation as of June 30, 2003, was approximately $40 million.  During the first half of 2003, we successfully transitioned the operations of 11 of the 20 leased facilities to new tenants.  Eight facilities are scheduled to remain with Centennial and one facility is for sale.  During the second quarter, we received rent for the properties of approximately $530,000 per month.  Monthly revenue attributable to the facilities is expected to be approximately $550,000 per month after all lease arrangements and sales are finalized, representing a revenue decrease of $350,000 per month, or approximately $0.07 per diluted share of common stock annually.

          Sun Healthcare Group

          Sun Healthcare Group (“Sun”) previously directly leased from us four facilities, subleased two facilities and managed three facilities.  Sun ceased paying rent on these facilities in January 2003.  The monthly rent for the nine facilities was approximately $460,000 per month during 2002.  The four facilities leased directly from us transitioned to other operators during the second quarter of 2003.  The two subleased facilities are now expected to transition to the new subtenant during the third quarter of 2003.  The three facilities previously managed by Sun have been moved to another operator and no rent diminution is expected.  Monthly revenue from the nine facilities averaged $284,000 in the second quarter but is expected to be approximately $400,000 per month after all lease arrangements are finalized, representing a revenue decrease of $60,000 per month, or approximately $0.01 per diluted share of common stock annually.

Assisted and Retirement Living Portfolio

          As of June 30, 2003, we derived 22% of our annualized cash provided by leases and loans, or $77 million, from the assisted and retirement living industry.  The assisted living component of this sector has been challenged by overbuilding, slow fill-up, rising insurance costs and higher operating costs associated with increased acuity of residents.  However, occupancy rates, monthly payment rates, and bottom line performance, have been improving.

Managed Medical Office And Clinic Portfolio

          As of June 30, 2003, we have 85 managed properties comprised of 67 medical office buildings (“MOBs”), one surgery center, eight healthcare laboratory and biotech research facilities and 9 physician group practice clinics with triple net, gross and modified gross leases with multiple tenants that are managed by independent property management companies on our behalf (“Managed Portfolio”).  These facilities are consolidated because they are either fully or majority owned and controlled by us or our subsidiaries.  Rents and operating income attributable to these properties are included in Rental Income, Managed Properties in our financial statements.  Expenses related to the operation of these facilities are, recorded as Operating Expenses, Managed Properties.

          The Company’s 4.2 million square foot managed medical office, health care laboratory and biotech research, and physician group practice clinic portfolio currently produces approximately 17% of our annualized cash provided by leases and loans as of June 30, 2003.  Net Operating Income (NOI) (defined as Rental Income, Managed Properties net of Managed Properties Operating Expenses) for the second quarter 2003 increased by $1,081,000 from the second quarter 2002 due to 2002 acquisitions and internal growth.  The occupancy level within this portfolio was 94% at June 30, 2003.

PORTFOLIO OVERVIEW:
(Dollar amounts in thousands, except per bed and per square foot data)

	Hospitals	Long-Term Care Facilities	Assisted & Retirement Living Facilities	Medical Office Buildings	Other	Portfolio Total	Percentage of Portfolio Total	Managed Portfolio (4)

Annualized cash provided by leases and loans by State (1), (2)
California	$29,153	$5,647	$5,782	$10,686	$4,699	$55,967	16.0%
Texas	8,743	4,309	18,499	10,982	—	42,533	12.1%
Florida	9,796	5,619	12,713	1,514	1,225	30,867	8.8%
Utah	8,372	521	—	11,680	6,485	27,058	7.7%
Indiana	—	17,897	1,493	6,619	—	26,009	7.4%
Tennessee	—	11,025	164	1,494	1,463	14,146	4.0%
North Carolina	7,844	4,017	1,460	—	219	13,540	3.9%
Other (37 States)	37,661	37,100	37,198	24,486	4,278	140,723	40.1%

Grand Total (44 States)	$101,569	$86,135	$77,309	$67,461	$18,369	$350,843	100.0%	$57,998

Percentage of Annualized cash provided by leases and loans	29.0%	24.6%	22.0%	19.2%	5.2%	100.0%		16.5%
Investment (3)	$799,107	$694,139	$721,670	$705,723	$183,101	$3,103,740		$633,827
Return on Investments (5)	12.8%	12.4%	10.7%	9.6%	10.2%	11.3%		9.3%
Number of Properties	31	175	126	85	31	448		85
Assets Held for Sale	—	5	—	1	12	18		13
Number of Beds/Units (8)	3,507	21,693	13,513	—	—	38,713
Number of Square Feet	3,695,000	6,590,000	11,759,000	4,825,000	1,364,000	28,233,000		4,221,000
Investment per Bed/Unit (5)	$228	$32	$53	$—	$—
Investment per Square Foot (5)	$218	$105	$61	$147	$136			$153
Occupancy Data-Current Quarter (6), (8)	64%	81%	82%	—	—			94%
Occupancy Data-Prior Quarter (6), (8)	59%	81%	84%	—	—			93%
Cash Flow Coverage (6), (7), (8)
Before Management Fees	4.4	1.6	1.2	—	—	2.4
After Management Fees	4.1	1.2	1.1	—	—	2.0

(1)

“Annualized cash provided by leases and loans” is intended to be an estimate of cash provided by leases and loans for the 12 months ending June 30, 2004 for assets owned on June 30, 2003 and is calculated as (a) base rents, interest or, in the case of our managed properties, net operating income, to be received by us during the 12 months ended June 30, 2004 under existing contracts; plus (b) additional rents received by us during the 12 months ended June 30, 2003, which were approximately $26 million in the aggregate; plus or minus (c) adjustments for the following items (to the extent they are expected to impact rents, interest or net operating income during the 12 months ending June 30, 2004): assets held for sale; known or expected changes in rent due to contract expirations or rent resets; and known or expected rent reductions.  We calculate the net operating income of our managed properties by subtracting from rent the expenses not covered by the tenant under the gross leases underlying such properties. Our estimates of annualized cash provided by leases and loans are based on management assumptions and the information available to us at the time of this release. Actual annualized cash provided by leases and loans could differ materially from the estimates presented in this report.

(2)	All amounts exclude assets held for sale.
(3)	Includes partnership and limited liability company investments and construction commitments as well as our investment in unconsolidated joint ventures.
(4)	Includes managed Medical Office Buildings, Physician Group Practice Clinics, and Healthcare Laboratory and Biotech Research included in the preceding totals.
(5)	Excludes facilities under construction.
(6)	Excludes facilities under construction, newly completed facilities under start up, vacant facilities and facilities where the data is not available or not meaningful.
(7)	Results exclude nine rehabilitation facilities leased to HealthSouth.
(8)	Information in this table was derived from financial information provided by our lessees.

PORTFOLIO BY OPERATOR / TENANT:
(Dollar amounts in thousands)

Operator/Tenant (1)	Amount (2),(5)	Percentage

Tenet Healthcare	$56,966	16.2%
American Retirement Corp.	25,357	7.2%
Emeritus Corporation	19,206	5.5%
HealthSouth Corporation	17,132	4.9%
Kindred Healthcare, Inc.	16,371	4.7%
HCA Inc.	14,762	4.2%
Beverly Enterprises	12,166	3.5%
Not-For-Profit Investment Grade Tenants	6,359	1.8%
Other Publicly Traded Operators or Guarantors (11 Operators)	35,593	10.1%
Other Non Public Operators and Tenants	146,931	41.9%

Grand Total	$350,843	100.0%

RENEWAL INFORMATION:
(Dollar amounts in thousands)

	Lease Expirations and Mortgage Maturities

Year	Amount (2),(3),(5)	Percentage

2003	$3,971	1.1%
2004 (4)	57,578	16.4%
2005 (4)	26,277	7.5%
2006	21,841	6.2%
2007	22,415	6.4%
Thereafter	218,761	62.4%

Grand Total	$350,843	100.0%

(1)	At June 30, 2003, the Company had approximately 99 health care operators and approximately 625 leases in the managed portfolio.
(2)	All amounts exclude assets held for sale.
(3)

This column includes the impact by year of the total annualized cash provided by leases and loans associated with the properties subject to lease expiration, lessees’ renewal option and/or purchase options and mortgage maturities.

(4)	$44,143 and $10,562 for 2004 and 2005, respectively, relates to eight hospitals leased to Tenet.
(5)	Annualized cash provided by leases and loans. See description at Note (1) on previous page.

CAPITAL EXPENDITURES:

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003

Investments	$4,200	$41,800
Construction in Progress	$4,552	$8,752
Rentable Square Footage Acquired	26	744

CAUTIONARY LANGUAGE REGARDING FORWARD LOOKING STATEMENTS

          Statements in this Quarterly Report that are not historical factual statements are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  The statements include, among other things, statements regarding our intent, belief or expectations and can be identified by the use of terminology such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “should” and other comparable terms or the negative thereof.  Among the forward-looking statements are statements regarding expected returns from properties held by Tenet Healthcare Corporation, HealthSouth Corporation, Centennial HealthCare Corporation and Sun Healthcare Group, Inc. under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Supplementary Financial and Operating Information” and statements as to the adequacy of our future liquidity and sources of capital under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” In addition, we, through our senior management, from time to time make forward looking oral and written public statements concerning our expected future operations and other developments.  Readers are cautioned that, while forward looking statements reflect our good faith belief and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties.  Actual results may differ materially from the expectations contained in the forward looking statements as a result of various factors.  In addition to other factors set forth in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2002 and other documents we file with the Securities and Exchange Commission, readers should consider the following:

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

NEW PRONOUNCEMENTS

          In April 2003, the Financial Accounting Standards Board (FASB) released Statement of Financial Accounting Standards No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  In May 2003, the FASB released Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” effective for financial instruments entered into or modified after May 15, 2003. The effect of these pronouncements on our financial statements is not material.

          In January 2003, the Financial Accounting Standards Board issued interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (the Interpretation) effective immediately for all variable interest entities created after January 31, 2003 and for the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003.  The Interpretation requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.  Currently, entities are generally consolidated by an enterprise that has a controlling financial interest through ownership of a majority voting interest in the entity.  We are currently evaluating the effects, if any, of the issuance of the Interpretation.

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

          We may assume existing mortgage notes payable as part of an acquisition transaction.  Currently we have two mortgage notes payable with variable interest rates and the remaining mortgage notes payable have fixed interest rates or interest rates with fixed periodic increases.  Our senior notes are at fixed rates with the exception of a $25,000,000 variable rate senior note for which the interest rate was fixed by means of a swap contract.  The variable rate loans are at interest rates below the current prime rate of 4.00%, and fluctuations are tied to the prime rate or to a rate currently below the prime rate.

          At June 30, 2003, we are exposed to market risks related to fluctuations in interest rates only on $4,075,000 of variable rate mortgage notes payable and $173,200,000 of variable rate bank debt out of our portfolio of real estate of $3,104,000,000.

          Fluctuation in the interest rate environment will not affect our future earnings and cash flows on our fixed rate debt until that debt matures and must be replaced or refinanced.  Interest rate changes will affect the fair value of the fixed rate instruments.  Conversely, changes in interest rates on variable rate debt would change our future earnings and cash flows, but not affect the fair value on those instruments.  Assuming a one percentage point increase in the interest rate related to the variable rate debt including the mortgage notes payable and the bank lines of credit, and assuming no change in the outstanding balance as of year end, interest expense for 2003 would increase by approximately $1,773,000.

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

          We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

          As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and  Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2003.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

          There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.   OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its annual stockholders meeting on May 7, 2003. The following matters were voted upon at the meeting:

1.	Election of Directors:

	Votes Cast

Name of Director Elected	For	Against or Withheld

Robert R. Fanning	53,336,525	939,715
James F. Flaherty III	53,511,297	764,943
Michael D. McKee	53,337,135	939,104
Harold M. Messmer Jr.	53,509,383	766,857

Name of Each Other Director Whose Term of Office as Director Continued After the Meeting

Paul V. Colony
Peter L. Rhein
Kenneth B. Roath

2.

Approval of an amendment and restatement to the Company’s 2000 Stock Incentive Plan, in part, to (i) increase the number of shares of the Company’s common stock available for issuance by an additional 2,500,000 shares; (ii) modify the annual director awards, primarily to delete the option component and increase the number of shares of restricted stock; (iii) add stock performance awards to the type of awards that may be granted under the plan; (iv) modify the performance criteria upon which stock performance awards and cash-based awards may be granted; and (v) set the annual per-person limit for cash-based awards at $1,250,000:

For	Against	Abstain

49,740,666	3,833,154	703,420

3.	Ratification of Ernst & Young LLP as the Company’s Independent Auditors for the Fiscal Year Ending December 31, 2003:

For	Against	Abstain

52,967,243	998,512	310,485

Item 6.	Exhibits and Reports on Form 8-K

a)	Exhibits:

3.1	Articles of Restatement of HCPI (incorporated herein by reference to exhibit 3.1 of HCPI’s quarterly report on Form 10-Q for the period ended June 30, 2001).
3.2	Second Amended and Restated Bylaws of HCPI (incorporated herein by reference to exhibit 3.2 of HCPI’s quarterly report on form 10-Q for the period ended March 31, 1999).
3.3	Amendment No. 1 to Second Amended and Restated Bylaws of HCPI (incorporated by reference to exhibit 10.22 to HCPI’s annual report on Form 10-K for the year ended December 31, 2001).
3.4

Amendment No. 2 to Second Amended and Restated Bylaws of HCPI (incorporated by reference to exhibit 3.4 of HCPI’s registration statement on form S-3 filed August 30, 2002, registration number 333-99063).

3.5	Amendment No. 3 to Second Amended and Restated Bylaws of HCPI (incorporated by reference to exhibit 3.5 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 2002).
3.6	Amendment No. 4 to Second Amended and Restated Bylaws of HCPI (incorporated by reference to exhibit 3.6 to HCPI’s quarterly report on Form 10-Q for the period ended March 31, 2003).
3.7	Amendment No. 5 to Second Amended and Restated Bylaws of HCPI.
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

10.7	HCPI 2000 Stock Incentive Plan, effective as of May 2, 2003 (incorporated by reference to Annex A to HCPI’s Proxy Statement regarding HCPI’s annual meeting of shareholders held May 7, 2003).*
10.8	HCPI Second Amended and Restated Directors Deferred Compensation Plan (incorporated by reference to exhibit 10.45 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 1997).*
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
31.1

Certification by James F. Flaherty III, the Company’s Chief Executive Officer, Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification by James G. Reynolds, the Company’s Chief Financial Officer, Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by James F. Flaherty III, the Company’s Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by James G. Reynolds, the Company’s Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                  *      Management Contract or Compensatory Plan or Arrangement.

b)	Reports on Form 8-K:

None

          For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant’s Registration Statement on Form S-8 Nos. 33-28483 and 333-90353 filed May 11, 1989 and November 5, 1999, respectively, and Form S-8 Nos. 333-54786 and 333-54784 each filed February 1, 2001.

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

Date: August ___, 2003	HEALTH CARE PROPERTY INVESTORS, INC.
(REGISTRANT)

/s/ JAMES G. REYNOLDS

James G. Reynolds
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ MARY BRENNAN CARTER

Mary Brennan Carter
Vice President and Chief Accounting Officer
(Principal Accounting Officer)