Form 10-Q
period 2003-09-30
HEALTH CARE PROPERTY INVESTORS INC
filed 2003-11-12
CIK 765880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of November 11, 2003, there were 64,796,060 shares of $1.00 par value common stock outstanding.

HEALTH CARE PROPERTY INVESTORS, INC.

INDEX

PART I.    FINANCIAL INFORMATION

Health Care Property Investors, Inc.

Condensed Consolidated Balance Sheets

(Amounts in Thousands)

	September 30, 2003	December 31, 2002

	(Unaudited)
Assets
Real Estate Investments:
Buildings and Improvements	$2,663,289	$2,514,876
Accumulated Depreciation	(473,966)	(424,788)

	2,189,323	2,090,088
Construction in Progress	22,267	6,873
Land	282,201	274,450

	2,493,791	2,371,411
Loans Receivable, Net	265,138	300,165
Investments in and Advances to Joint Ventures	28,484	32,664
Accounts Receivable, Net of Allowance for Doubtful Accounts of $2,720 and $2,918 as of September 30, 2003 and December 31, 2002, respectively	17,093	22,382
Other Assets	18,227	13,300
Cash and Cash Equivalents	9,706	8,495

Total Assets	$2,832,439	$2,748,417

Liabilities and Stockholders’ Equity
Bank Notes Payable	$129,200	$267,800
Redeemable Preferred Stock	133,625	—
Senior Notes Payable	1,050,264	888,126
Mortgage Notes Payable	166,195	177,922
Accounts Payable, Accrued Expenses and Deferred Income	75,232	62,145
Minority Interests in Joint Ventures	12,445	13,017
Minority Interests Convertible into Common Stock	55,321	58,518
Stockholders’ Equity:
Preferred Stock	96,510	274,487
Common Stock	64,205	59,470
Additional Paid-In Capital	1,367,491	1,211,551
Other Equity	(11,484)	(11,705)
Cumulative Net Income	1,134,651	1,020,464
Cumulative Dividends	(1,441,216)	(1,273,378)

Total Stockholders’ Equity	1,210,157	1,280,889

Total Liabilities and Stockholders’ Equity	$2,832,439	$2,748,417

See accompanying Notes to Condensed Consolidated Financial Statements.

Health Care Property Investors, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(Amounts in Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue
Rental Income, Triple Net Properties	$64,514	$62,518	$187,749	$176,537
Rental Income, Managed Properties	23,714	21,572	69,628	62,836
Interest and Other Income	14,729	5,337	34,564	15,901

	102,957	89,427	291,941	255,274

Expense
Interest Expense	22,606	20,367	67,748	56,055
Real Estate Depreciation	19,538	18,863	58,361	54,316
Managed Properties Operating Expenses	9,331	8,337	26,839	22,656
General and Administrative Expenses	5,507	4,102	16,420	12,640

	56,982	51,669	169,368	145,667

Income From Operations	45,975	37,758	122,573	109,607
Minority Interests	(2,038)	(2,049)	(6,297)	(6,278)

Income Before Discontinued Operations	43,937	35,709	116,276	103,329
Discontinued Operations
Operating Income from Discontinued Operations	586	2,012	1,460	5,761
Gain/(Loss) on Real Estate Dispositions and Impairments on Real Estate	5,086	(479)	(3,549)	(1,084)

	5,672	1,533	(2,089)	4,677

Net Income	$49,609	$37,242	$114,187	$108,006
Dividends to Preferred Stockholders	(4,147)	(6,225)	(15,220)	(18,675)
Preferred Stock Redemption Charges	(6,782)	—	(18,553)	—

Net Income Applicable to Common Shares	$38,680	$31,017	$80,414	$89,331

Basic Earnings Per Common Share
Income from Continuing Operations Applicable to Common Shares	$0.52	$0.50	$1.33	$1.48
Discontinued Operations	0.09	0.03	(0.03)	0.08

Net Income Applicable to Common Shares	$0.61	$0.53	$1.30	$1.56

Diluted Earnings Per Common Share
Income from Continuing Operations Applicable to Common Shares	$0.52	$0.50	$1.33	$1.46
Discontinued Operations	0.09	0.03	(0.03)	0.08

Net Income Applicable to Common Shares	$0.61	$0.53	$1.30	$1.54

Weighted Average Shares Outstanding—Basic	63,392	58,204	61,638	57,425

Weighted Average Shares Outstanding—Diluted	63,601	58,416	61,756	57,823

See accompanying Notes to Condensed Consolidated Financial Statements.

Health Care Property Investors, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(Amounts in Thousands)

	Preferred Stock		Common Stock			Other Equity	Cumulative Net Income	Cumulative Dividends	Total Stockholders’ Equity
	Number of Shares	Amount	Number of Shares	Par Value Amount	Additional Paid-In Capital
Balances, December 31, 2002	11,722	$274,487	59,470	$59,470	$1,211,551	$(11,705)	$1,020,464	$(1,273,378)	$1,280,889
Stock Options Exercised			695	695	19,432				20,127
Stock Grants Issued			81	81	3,027				3,108
Stock Grants Cancelled			(26)	(26)	(812)				(838)
Common Stock Issued			3,985	3,985	152,846				156,831
Preferred Stock Issued	4,000	96,510							96,510
Net Income							114,187		114,187
Preferred Stock Redemption	(11,722)	(274,487)	—	—	(18,553)	—	—	—	(293,040)
Dividends Paid—Preferred Shares								(15,220)	(15,220)
Dividends Paid—Common Shares								(152,618)	(152,618)
Deferred Compensation						(522)			(522)
Other Comprehensive Gain						743			743

Balances, September 30, 2003	4,000	$96,510	64,205	$64,205	$1,367,491	$(11,484)	$1,134,651	$(1,441,216)	$1,210,157

See accompanying Notes to Condensed Consolidated Financial Statements.

Health Care Property Investors, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in Thousands)

	Nine Months Ended September 30,
	2003	2002
Cash Flows From Operating Activities:
Net Income	$114,187	$108,006
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Real Estate Depreciation	58,361	54,316
Real Estate Depreciation in Discontinued Operations	821	1,938
Amortization of Deferred Compensation and Debt Costs	4,954	3,910
Joint Venture Adjustments	816	229
Loss on Sale of Real Estate Properties	3,549	1,084
Changes in:
Accounts Receivable	5,289	1,702
Other Assets	(5,803)	440
Accounts Payable, Accrued Expenses and Deferred Income	12,044	2,296

Net Cash Provided By Operating Activities	194,218	173,921

Cash Flows From Investing Activities:
Acquisition of Real Estate	(210,236)	(229,396)
Proceeds from the Sale of Real Estate Properties, Net	25,479	20,580
Investments in Loans Receivable	35,802	(100,605)
Investments in Joint Ventures	2,721	(12,883)

Net Cash Used In Investing Activities	(146,234)	(322,304)

Cash Flows From Financing Activities:
Net Change in Bank Notes Payable	(138,600)	105,000
Repayment of Senior Notes Payable	(36,000)	(116,000)
Issuance of Senior Notes	197,536	247,630
Cash Proceeds from Issuing Common Stock	172,315	77,615
Cash Proceeds from Issuing Preferred Stock	96,510	—
Redemption of Preferred Stock	(159,415)	—
Payments on Mortgages	(11,727)	(6,484)
Dividends Paid	(167,838)	(158,145)
Other Financing Activities	446	2,073

Net Cash (Used In)/Provided By Financing Activities	(46,773)	151,689

Net Increase In Cash And Cash Equivalents	1,211	3,306
Cash And Cash Equivalents, Beginning Of Period	8,495	8,408

Cash And Cash Equivalents, End Of Period	$9,706	$11,714

Interest Paid, Net of Capitalized Interest	$62,015	$53,544

See accompanying Notes to Condensed Consolidated Financial Statements

H EALTH CARE PROPERTY INVESTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

(Unaudited)

(1)    SIGNIFICANT ACCOUNTING POLICIES

We, the management of Health Care Property Investors, Inc., believe that the unaudited financial information contained in this report reflects all adjustments that are necessary to state fairly the financial position, the results of operations, and the cash flows of the Company. Unless the context otherwise indicates, the Company or HCPI means Health Care Property Investors, Inc. and its subsidiaries and joint ventures. We both recommend and presume that users of this interim financial information read or have read or have access to the audited financial statements for the preceding fiscal year ended December 31, 2002. Therefore, notes to the financial statements and other disclosures that would repeat the disclosures contained in our most recent annual report to security holders have been omitted. This interim financial information does not necessarily represent a full year’s operations for various reasons, including acquisitions and dispositions, changes in rents and interest rates, and the timing of debt and equity financings.

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

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 150 (FAS 150) “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” FAS 150 would require that mandatorily redeemable financial instruments be classified as a liability and valued at the instruments’ settlement value as of the balance sheet date. As a result, consolidated partnerships with a limited life would be considered mandatorily redeemable and therefore fall under FAS 150. On October 29, 2003, the FASB met and voted to defer implementation of the provisions of FAS 150 that require the valuation and establishment of a liability for limited life entities. Thus, with the exception of a preferred stock redemption charge (see Note 8), any impact from FAS 150 is not reflected in the Company’s operating results for the three and nine months ended September 30, 2003. The pronouncement would have applied to seven limited life partnerships. Effective October 2003, we amended the agreement for one of these partnerships to remove the limited-life provision. The minority interests in this partnership are currently not mandatorily redeemable and, thus, the partnership is not subject to the provisions of FAS 150. The minority interests in this partnership had a September 30, 2003 settlement value of approximately $23,000,000. As of September 30, 2003, we have estimated the settlement value of the minority interests in the seven partnerships to be approximately $38,000,000 which is approximately $25,000,000 more than the carrying amount of such minority interests.

Reclassifications:

We have made reclassifications, where necessary, for comparative financial statement presentations.

(2)    REAL ESTATE INVESTMENTS

As of September 30, 2003, our portfolio of properties, including equity investments, consisted of 446 properties located in 43 states. These properties were comprised of 31 hospitals, 175 long-term care facilities,

HEALTH CARE PROPERTY INVESTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

124 retirement and assisted living facilities, 85 medical office buildings and 31 other healthcare facilities. Our gross undepreciated investment in these properties, which includes equity investments, was approximately $3,208,342,000 at September 30, 2003.

Total new investments for the three and nine months ended September 30, 2003 are summarized as follows:

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
Acquisition of Properties	$163,500,000	$190,100,000
Loans	7,000,000	16,500,000
New Construction and Expansion	—	5,700,000

	$170,500,000	$212,300,000

For the nine months ended September 30, 2003, we acquired 11 properties for an aggregate purchase price of $190,100,000. These properties have an average annual lease rate of 9.7%. The properties consist of five assisted living facilities, four continuing care retirement communities, one medical office building and one health and wellness center.

American Retirement Corporation

During the quarter ended September 30, 2003, we acquired four continuing care retirement communities from American Retirement Corporation (ARC) for $163.5 million. Prior to the acquisition, we owned a 9.8% equity interest in the entities that owned these four facilities. Three of the facilities have been leased to ARC. The fourth facility has been leased to a third party that has contracted with ARC to manage the facility. The leases have a ten-year term and an annual lease rate of 9.5% with annual rent increases of 2.75%. In addition, we closed a $7 million secured loan to ARC. ARC used the proceeds from these transactions to repay $113 million in first mortgage debt on the properties. After transaction costs and reserves, and after giving credit for our existing minority interest in the properties valued at $3 million, the remaining net proceeds of $52 million were used by ARC to prepay a portion of our existing mezzanine loan, including accrued interest.

In the periods prior to the quarter ended September 30, 2003, we accrued interest at 13.25% on our mezzanine loan to ARC and reserved the difference between 13.25% and the 19.5% contractual rate. During the quarter ended September 30, 2003, we recognized $1.8 million in interest income through the full repayment (including interest accrued to 19.5%) of the portion of the mezzanine loan related to the four properties discussed in the preceding paragraph. We also reversed a portion of the reserves on the remaining $76 million mezzanine loan. The interest income generated related to such reversal was $2.9 million and represents the difference between our previous accrual rate of 13.25% and the current 16.5% accrual rate. We determine the accrual rate on the ARC mezzanine loan by evaluating the sufficiency of the net asset value (fair value of properties less first mortgage debt and other liabilities) of our collateral.

(3)    OPERATORS

At September 30, 2003, we had 315 properties leased to 89 operators under triple net leases, 46 properties securing loans to 13 operators and 85 properties with approximately 625 gross or modified gross leases with multiple tenants that are managed by independent property management companies on our behalf (Managed Portfolio). Under a triple net lease, in addition to the rent obligation, the lessee is generally responsible for all operating expenses of the property such as utilities, property taxes, insurance, repairs and maintenance. Under

HEALTH CARE PROPERTY INVESTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

gross or modified gross leases, we may be responsible for property taxes, repairs, and/or insurance on the leased properties.

Tenet Healthcare Corporation accounted for 14.4% and 14.7% of our total revenue for the three and nine months ended September 30, 2003, and 17.2% and 17.1% of our total revenue for the three and nine months ended September 30, 2002.

(4)    INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

As of September 30, 2003, we had an 80% interest in each of five joint ventures that lease six long-term care facilities, a 45%-50% interest in four joint ventures that each operate an assisted living facility and a 9.8% interest in five limited liability companies that own an aggregate of five retirement living communities. The five limited liability companies are subsidiaries of American Retirement Corporation (see Note 2). Since the other members in the joint ventures have significant voting rights relative to acquisition, sale and refinancing of assets, as well as approval rights with respect to budgets, we account for these investments using the equity method of accounting.

Combined summarized unaudited financial information of the unconsolidated joint ventures follows:

	September 30, 2003	December 31, 2002
	(Amounts in thousands)
Real Estate Investments, Net	$174,612	$328,659
Other Assets	2,906	2,206

Total Assets	$177,518	$330,865

Notes Payable to Third Parties	$15,847	$15,017
Mortgage Notes Payable to Third Parties—ARC	52,497	169,787
Accounts Payable	1,700	1,303
Other Partners’ Capital	78,990	112,094
Investments and Advances from HCPI, Net	28,484	32,664

Total Liabilities and Partners’ Capital	$177,518	$330,865

	Nine Months Ended September 30,
	2003	2002
	(Amounts in thousands)
Rental and Interest Income	$26,718	$3,492

Net Income	$5,369	$144

HCPI’s Equity in Joint Venture Net Income	$790	$82

Distributions to HCPI	$4,731	$788

The change in amounts above are the result of an initial investment in seven limited companies on September 30, 2002, and subsequent dissolution of two limited liability companies that are subsidiaries of ARC on September 23, 2003.

As of September 30, 2003, we have guaranteed approximately $7,100,000 of notes payable obligations for four of these joint ventures (see Note 13). As of September 30, 2003, the five retirement living communities owned by the five limited liability companies of which we have a 9.8% interest secured $52,497,000 of first mortgages with fixed and variable interest rates ranging from 2.54% to 9.5% and maturity dates ranging from January 2004 to June 2025.

HEALTH CARE PROPERTY INVESTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in “Other Partners’ Capital” above are the proceeds from a $75,800,000 loan and a $112,750,000 loan as of September 30, 2003 and December 31, 2002, respectively, from HCPI to a subsidiary of American Retirement Corporation.

(5)    DISCONTINUED OPERATIONS

During the quarter ended September 30, 2003, we sold five facilities for an aggregate sales price of $12.8 million, resulting in a net gain on sale of $5.1 million. For the nine months ended September 30, 2003, we sold 14 facilities for an aggregate sales price of $27.4 million and a net gain on sale of $8.1 million. In addition, we recognized a total of $11.7 million of impairment losses on 13 facilities during the first nine months of 2003, but no impairment losses were recognized during the third quarter.

As of September 30, 2003, we had 16 facilities with a net book value of $29,028,000 that we expected to sell. The operations of these facilities, as well as 21 other facilities that had been sold between January 1, 2002 and September 30, 2003, are included in Discontinued Operations.

(6)    LOANS RECEIVABLE

The following is a summary of loans receivable:

	September 30, 2003	December 31, 2002
Secured loans	$241,439	$275,905
Other	23,699	24,260

	$265,138	$300,165

Total loans receivable is net of reserves of $916,000 and $1,227,000 at September 30, 2003 and December 31, 2002, respectively.

(7)    NOTES PAYABLE

On February 28, 2003, we issued $200,000,000 of 6.00% Senior Notes due 2015. Interest on these notes is payable semi-annually in March and September.

During the nine months ended September 30, 2003, we paid off $31,000,000 of maturing long-term debt with an average interest rate of 7.09% and redeemed $5,000,000 in Medium Term Notes due March 10, 2015, which carried an interest rate of 9.00%.

(8)    PREFERRED STOCK

On September 15, 2003, we issued 4,000,000 shares of 7.25% Series E Cumulative Redeemable Preferred Stock at $25 per share, generating gross proceeds of $100,000,000.

Preferred Stock Redemptions

On May 2, 2003, we redeemed all of our outstanding 8.6% series C preferred stock. The amount paid to redeem the preferred stock was approximately $99.4 million plus accrued dividends. The redemption above our carrying amount of the series C preferred stock gave rise to a non-operating charge of $11.8 million in the second quarter of 2003.

On September 10, 2003, we redeemed all of our outstanding 7.875% series A preferred stock. The amount paid to redeem the series A preferred stock was approximately $60.9 million plus accrued dividends. The redemption above our carrying amount of the series A preferred stock gave rise to a non-operating charge of $2.2 million in the third quarter of 2003.

HEALTH CARE PROPERTY INVESTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On August 28, 2003, we announced we would redeem all of our outstanding 8.7% series B preferred stock. The preferred stock balance was reclassified to Redeemable Preferred Stock liability at its settlement value in accordance with FAS 150. On October 1, 2003, we redeemed the series B preferred stock. The amount paid to redeem the series B preferred stock was approximately $133.7 million plus accrued dividends. The redemption above our carrying amount of the series B preferred stock gave rise to a non-operating charge of $4.6 million in the third quarter of 2003.

(9)    COMMON STOCK

On July 10, 2003, the Company issued 1,400,000 shares of common stock at a net offering price of $41.50 per share, generating gross proceeds of $58,100,000.

During the quarter ended September 30, 2003, we raised $36.1 million from the sale of our common stock, at an average price per share of $42.06, under our Dividend Reinvestment and Stock Purchase Plan (DRIP). During the nine months ended September 30, 2003, we raised $94.2 million under the DRIP at an average price per share of $38.31. Beginning January 1, 2004, we will reduce the discount on our shares of common stock purchased through the DRIP from 2% to 1%.

(10)    OTHER EQUITY

Other equity consists of the following:

	September 30, 2003	December 31, 2002

	(Amounts in thousands)
Unamortized Balance of Deferred Compensation	$(8,664)	$(8,142)
Notes Receivable From Officers and Directors for Purchase of Common Stock	(2,259)	(2,259)
Accumulated Other Comprehensive Loss	(561)	(1,304)

Total Other Equity	$(11,484)	$(11,705)

Other comprehensive loss is a reduction to net income in calculating comprehensive income. Comprehensive income is the change in equity from non-owner sources. Our comprehensive income reflects the change in the fair market value of our interest rate swap. Comprehensive income for the nine months ended September 30, 2003 and 2002 was $114,930,000 and $107,693,000, respectively.

HEALTH CARE PROPERTY INVESTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options Granted:

As of January 1, 2002, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (FAS 123) for all employee stock options awarded or granted after January 1, 2002. Therefore, the cost related to stock-based employee compensation included in the determination of net income for the three and nine months ended September 30, 2003 and 2002 is less than that which would have been recognized if the fair value recognition provisions of FAS 123 had been applied to all awards since the original effective date of FAS 123. Previously, we had accounted for all stock options under Accounting Principles Board Opinion 25 (APB 25), “Accounting for Stock Issued to Employees,” which is permitted under FAS 123. The following table is presented in accordance with Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation” and illustrates the effect on net income and earnings per share if the fair value recognition provisions of FAS 123 had been applied to all outstanding and unvested awards in each period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Amounts in thousands)
Net Income, as Reported	$49,609	$37,242	$114,187	$108,006
Add: Stock-Based Compensation Expense Included in Reported Net Income	92	77	275	231
Deduct: Total Stock-Based Compensation Expense Determined Under Fair Value Based Method for all Awards	(184)	(194)	(552)	(583)

Pro Forma Net Income	$49,517	$37,125	$113,910	$107,654

Earnings Per Share:
Basic—as Reported	$0.61	$0.53	$1.30	$1.56

Basic—Pro Forma	$0.61	$0.53	$1.30	$1.55

Diluted—as Reported and Pro Forma	$0.61	$0.53	$1.30	$1.54

(11)    OPERATING PARTNERSHIP UNITS

As of September 30, 2003, there were a total of 1,581,179 non-managing member units which are convertible into our common stock on a one-for-one basis and are outstanding for three limited liability companies of which we are the managing member: HCPI/Utah, LLC, HCPI/Utah II, LLC and HCPI/Indiana, LLC. Non-managing member units are reflected on the balance sheet as a liability of $55,321,000 at September 30, 2003.

(12)    EARNINGS PER COMMON SHARE

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

HEALTH CARE PROPERTY INVESTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Three Months Ended September 30, 2003			For the Nine Months Ended September 30, 2003
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(Amounts in thousands, except per share amounts)
Basic Earnings Per Common Share:
Net Income Applicable to Common Shares	$38,680	63,392	$0.61	$80,414	61,638	$1.30
Dilutive Options	—	209		—	118

Diluted Earnings Per Common Share:
Net Income Applicable to Common Shares	$38,680	63,601	$0.61	$80,414	61,756	$1.30

	For the Three Months Ended September 30, 2002			For the Nine Months Ended September 30, 2002
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic Earnings Per Common Share:
Net Income Applicable to Common Shares	$31,017	58,204	$0.53	$89,331	57,425	$1.56
Dilutive Options	—	212		—	398

Diluted Earnings Per Common Share:
Net Income Applicable to Common Shares	$31,017	58,416	$0.53	$89,331	57,823	$1.54

(13)    COMMITMENTS AND CONTINGENCIES

COMMITMENTS

As of September 30, 2003, we had contractually committed to acquire one medical office building for $3,200,000. As of September 30, 2003, we had contractually committed to fund additional development of facilities on existing properties of approximately $14,346,000, and were contractually committed to fund $29,414,000 for construction of new health care facilities excluding $67,000,000 of construction related to the acquisition of MedCap Properties, LLC (see Note 14). We also are committed to fund a $7,000,000 loan to ARC (See Note 2). When disclosing our contractual commitments, we include only those commitments that are evidenced by binding contracts. We expect that a significant portion of these commitments will be funded; however, experience suggests that some contractually committed acquisitions may not close for various reasons including unsatisfied closing conditions, competitive financing sources, or the operator’s inability to obtain required internal or governmental approvals.

CONTINGENCIES

In connection with the transfer of operations of certain long-term care or assisted living facilities from existing lessees to replacement lessees/operators, we have provided limited indemnities and guaranties pertaining to certain matters relating to such facilities prior to the date transfer date. Our maximum potential exposure for these limited indemnities and guaranties was $2,555,000 as of September 30, 2003, although we expect actual costs, if any, related to these indemnities to be nominal.

Joint venture debt is a liability of the joint venture, is typically secured by the joint venture property and is non-recourse to us. As of September 30, 2003, we have guaranteed $7.1 million of the joint venture mortgage and other indebtedness in the event the joint venture partnership defaults under the terms of the mortgage. The

HEALTH CARE PROPERTY INVESTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

mortgages guaranteed are secured by the property of the joint venture partnership that could be sold in order to satisfy the outstanding obligation.

(14)    SUBSEQUENT EVENTS

On October 2, 2003, the Company and HCP Medical Office Portfolio, a joint venture that was formed in June 2003 by GE Commercial Finance and the Company, completed the $575 million acquisition of MedCap Properties, LLC, which includes ownership interests in 113 medical office buildings. The acquisition was structured in three components.

HCP Medical Office Portfolio acquired 100 of the medical office buildings at an acquisition price of $460 million. We are the managing member of HCP Medical Office Portfolio and have a one-third interest therein. In addition to our indirect ownership interest in the medical office buildings through our joint venture interest, we will earn acquisition and management fees and an additional return if certain investment hurdles are achieved with respect to these properties. At the time of the acquisition, the joint venture assumed $26 million in mortgage debt at an interest rate of approximately 7%.

Eight of the acquired medical office buildings, with an investment value of $49 million, were contributed to a joint venture between us and senior MedCap management. The joint venture issued 1,064,539 units valued at $45.26 each, which are redeemable for cash or, at our option, HCPI common stock beginning October 2, 2004.

The remaining five buildings are construction projects we acquired with scheduled completion dates in 2004 and an expected total cost of $67 million. These assets will be acquired by HCP Medical Office Portfolio upon completion of construction.

On October 23, 2003, our Board of Directors declared a quarterly dividend of $0.83 per common share payable on November 20, 2003 to stockholders of record as of the close of business on November 4, 2003.

Our Board of Directors also declared a cash dividend of $0.53368 per share on our series E cumulative preferred stock. The dividend will be paid on December 31, 2003 to stockholders of record as of the close of business on December 15, 2003.

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

	September 30, 2003		December 31, 2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(Amounts in thousands)
Secured Loans Receivable	$241,439	$269,183	$275,905	$304,550
Senior Notes and Mortgage Notes Payable	$1,216,459	$1,311,270	$1,066,048	$1,158,930

HEALTH CARE PROPERTY INVESTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(16)    NEW PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board issued interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (the “Interpretation”) effective immediately for all variable interest entities created after January 31, 2003 and for the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. On October 8, 2003, the FASB met and agreed to defer the effective date of the Interpretation for variable interests acquired before February 1, 2003. The deferral will require public companies to adopt the provisions of the Interpretation at the end of periods ending after December 15, 2003 (that is, December 31, 2003 for us). The Interpretation requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise that has a controlling financial interest through ownership of a majority voting interest in the entity. We are currently evaluating the effects on us, if any, of the issuance of the Interpretation.

See Note 10 for a discussion of our adoption of Statement of Financial Accounting Standard No. 148 “Accounting for Stock-Based Compensation,” an Amendment of FAS 123. The effect of this Statement on our financial statements is not material.

In April 2003, the FASB released Statement of Financial Accounting Standards No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The effect of this pronouncement on our financial statements is not material.

In May 2003, the FASB released Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” effective for financial instruments entered into or modified after May 15, 2003. See Note 1 for a discussion of the impact of FAS 150 for the three and nine months ended September 30, 2003.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Health Care Property Investors, Inc., including our wholly-owned subsidiaries and affiliated joint ventures (HCPI), generally acquires health care facilities and leases them on a long-term basis to health care providers. We also lease medical office space to providers and physicians on a shorter term basis. In addition, we provide mortgage financing on health care facilities. As of September 30, 2003, our portfolio of properties, including equity investments, consisted of 446 facilities located in 43 states. These facilities were comprised of 31 hospitals, 175 long-term care facilities, 124 retirement and assisted living facilities, 85 medical office buildings and 31 other healthcare facilities. Our gross undepreciated investment in these properties, which includes equity investments, was approximately $3.2 billion at September 30, 2003.

For the nine months ended September 30, 2003, we acquired 11 properties for an aggregate purchase price of $190,100,000. These properties have an average annual lease rate of 9.7%. The properties consist of five assisted living facilities, four continuing care retirement communities, one medical office building and one health and wellness center. The acquisitions included a $163,500,000 acquisition of four continuing care retirement communities from American Retirement Corporation (ARC). These facilities have been leased for a ten-year term at an annual lease rate of 9.5% with annual rent increases of 2.75%.

On October 2, 2003, we and HCP Medical Office Portfolio, a joint venture that was formed in June 2003 by GE Commercial Finance and us, completed the $575,000,000 acquisition of MedCap Properties, LLC, which includes ownership interests in 113 medical office buildings. We are the managing member of HCP Medical Office Portfolio and have a one-third economic interest therein.

We financed the acquisitions primarily through proceeds from the issuance of new debt and equity, from asset sales and the use of our line of credit.

We have written commitments to acquire or construct an additional $53,960,000 of health care real estate. See Note 13 to the Condensed Consolidated Financial Statements.

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

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 150 (FAS 150) “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” FAS 150 would require that mandatorily redeemable financial instruments be classified as a liability and valued at the instruments’ settlement value as of the balance sheet date. As a result, consolidated partnerships with a limited life would be considered mandatorily redeemable and therefore fall under FAS 150. On October 29, 2003, the FASB met and voted to defer implementation of the provisions of FAS 150 that require the valuation and establishment of a liability for limited life entities. Thus, with the exception of a preferred stock redemption charge (see Note 8 to the Condensed Consolidated Financial Statements) any impact from FAS 150 is not reflected in the Company’s operating results for the three and nine months ended September 30, 2003. The pronouncement would have applied to seven limited life partnerships. Effective October 2003, we amended the agreement for one of these partnerships to remove the limited-life provision. The minority interests in this partnership are currently not mandatorily redeemable and, thus, the partnership is not subject to the provisions of FAS 150. The minority interests in this partnership had a September 30, 2003 settlement value of approximately $23,000,000. As of September 30, 2003, we have estimated the settlement value of the minority interests in the seven partnerships to be approximately $38,000,000 which is approximately $25,000,000 more than the carrying amount of such minority interests.

RESULTS OF OPERATIONS

Net Income applicable to common shares for the three and nine months ended September 30, 2003 totaled $38,680,000 and $80,414,000, or $0.61 and $1.30 per share on a diluted basis on revenue of $102,957,000 and $291,941,000, respectively. This compares with Net Income applicable to common shares of $31,017,000 and $89,331,000, or $0.53 and $1.54 per share on a diluted basis on revenue of $89,427,000 and $255,274,000, respectively, for the three and nine months ended September 30, 2002. Included in Net Income applicable to common shares for the three and nine months ended September 30, 2003, are preferred stock redemption charges of $6,782,000, or $0.11 per share on a diluted basis, and $18,553,000, or $0.30 per share on a diluted basis, respectively. Also included in Net Income applicable to common shares for the three and nine months ended September 30, 2003 is a net gain on real estate dispositions of $5,086,000, or $0.08 per share on a diluted basis and a net loss on real estate dispositions of $3,549,000, or $0.06 per share on a diluted basis, respectively. Included in the net loss on real estate dispositions for the nine months ended September 30, 2003, are impairment losses on 13 facilities of $11,652,000. Included in Net Income applicable to common shares for the three and nine months ended September 30, 2002 is a net loss on real estate dispositions of $479,000 and $1,084,000, or $0.01 and $0.02 per share on a diluted basis, respectively. Included in net loss of real estate dispositions for the three and nine months ended September 30, 2003, are impairment losses on one facility, and four facilities of $400,000 and $1,707,000, respectively.

Additionally, included in Net Income applicable to common shares is the net effect of the Securities and Exchange Commission Staff Accounting Bulletin No. 101 (SAB 101) “Revenue Recognition in Financial Statements”, which delayed the recognition of approximately $5,000,000 and $4,000,000, for 2003 and 2002, respectively, of cash receipts paid by tenants for additional rents from the first quarter to subsequent quarters each year.

Rental Income attributable to Triple Net Leases for the three and nine months ended September 30, 2003 increased 3.2% and 6.4%, or $1,996,000 and $11,212,000, to $64,514,000 and $187,749,000, respectively, as compared to the same period in the prior year. The increases were primarily the result of rents received from approximately $64,000,000 of acquisitions made since the second quarter of 2002 and positive rent growth, offset by rent reductions on certain properties (see discussion in “Supplementary Financial and Operating Information” below).

Rental Income attributable to Managed Properties for the three and nine months ended September 30, 2003 increased 9.9% and 10.8%, or $2,142,000 and $6,792,000, to $23,714,000 and $69,628,000, respectively, as compared to the same periods in the prior year. There was a related increase in Managed Properties Operating Expenses in the three and nine months ended September 30, 2003 of 11.9% and 18.5%, or $994,000 and $4,183,000, to $9,331,000 and $26,839,000, respectively compared to the same periods of 2002. These increases were generated primarily from 2002 acquisition activity and positive rent growth.

Interest and Other Income for the three and nine months ended September 30, 2003 increased 176.0% and 117.4%, or $9,392,000 and $18,663,000, to $14,729,000 and $34,564,000, respectively, as compared to the same periods in the prior year. These increases primarily were the result of the $125,000,000 loan and equity investment with American Retirement Corporation made at the end of the third quarter of 2002 as well as interest income recognized in conjunction with the acquisition of four American Retirement Corporation facilities (see Note 2 to the Condensed Consolidated Financial Statements.)

Interest Expense for the three and nine months ended September 30, 2003 increased 11.0% and 20.9%, or $2,239,000 and $11,693,000, to $22,606,000 and $67,748,000, respectively, as compared to the same periods in the prior year. These increases were primarily the result of the issuance of $250,000,000 aggregate principal amount of 6.45% senior notes in the second quarter of 2002 as well as the issuance of $200,000,000 aggregate principal amount of 6.00% senior notes in February 2003.

General and Administrative Expenses for the three and nine months ended September 30, 2003 increased 34.3% and 29.9%, or $1,405,000 and $3,780,000, to $5,507,000 and $16,420,000, respectively, as compared to the same periods in the prior year. These increases were primarily due to an increase in compensation costs as well as an increase in expenses associated with troubled operators and their related properties.

Real Estate Depreciation for the three and nine months ended September 30, 2003 increased 3.6% and 7.4%, or $675,000 and $4,045,000, to $19,538,000 and $58,361,000, respectively, as compared to the same periods in 2002. The increases resulted from depreciation on the properties acquired during 2002 and the first six months of 2003.

LIQUIDITY AND CAPITAL RESOURCES

We have financed investments through the sale of common and preferred stock, issuance of medium-term and long-term debt, issuance of units in subsidiaries in exchange for contributed properties, assumption of mortgage debt, the mortgaging of certain of our properties, use of short-term bank lines and use of internally generated cash flows. We have also raised cash through the disposition of assets in 2000, 2001 and 2002 and the first nine months of 2003. Management believes that our liquidity and sources of capital are adequate to finance our operations for the foreseeable future. The availability of cost effective sources of capital may impact future investments in additional facilities.

At September 30, 2003, stockholders’ equity totaled $1,210,157,000 and our equity securities had a market value of $3,172,218,000. Total debt represented 31.8% and 55.5% of our total market and book capitalization, respectively as of September 30, 2003. Our senior debt is rated BBB+/BBB+/Baa2 by Standard & Poor’s, Fitch and Moody’s, respectively.

Tabulated below is our debt maturity table by year and in the aggregate.

2003 (October—December)	$1,000,000
2004	106,000,000
2005	376,000,000	(1)
2006	143,000,000
2007	144,000,000
Thereafter	576,000,000

	$1,346,000,000

(1)	Includes $129,000,000 related to our revolving line of credit.

On February 28, 2003, we issued $200,000,000 of 6.00% Senior Notes due 2015. Interest on these notes is payable semi-annually in March and September.

During the nine months ended September 30, 2003, we paid off $31,000,000 of maturing long-term debt with an average interest rate of 7.09% and redeemed $5,000,000 in Medium Term Notes due March 10, 2015, which carried an interest rate of 9.00%. These payments were initially financed with funds available under our revolving lines of credit.

Revolving Lines of Credit

We have a three-year revolving line of credit totaling $490,000,000. Borrowings under the line of credit averaged $86,000,000 for the quarter ended September 30, 2003, at an average rate of 1.89%. The average bank interest rate on borrowings of $89,000,000 was 2.53% for the third quarter of 2002. As of November 10, 2003, borrowings under the line were $376,000,000. The increase is a result of the MedCap Properties, LLC acquisition (see Note 14 to the Condensed Consolidated Financial Statements).

Secured Debt

At September 30, 2003, we had a total of $166,195,000 in Mortgage Notes Payable secured by 33 health care facilities with a net book value of approximately $282,397,000. Interest rates on the Mortgage Notes ranged from 2.75% to 10.63% with an average rate of 7.9%.

Preferred Stock

On September 15, 2003, we issued 4,000,000 shares of 7.25% Series E Cumulative Redeemable Preferred Stock at $25 per share, generating gross proceeds of $100,000,000.

Preferred Stock Redemptions

On May 2, 2003, we redeemed all of our outstanding 8.6% series C preferred stock. The amount paid to redeem the preferred stock was approximately $99.4 million plus accrued dividends. The redemption above our carrying amount of the series C preferred stock gave rise to a non-operating charge of $11.8 million in the second quarter of 2003.

On September 10, 2003, we redeemed all of our outstanding 7.875% series A preferred stock. The amount paid to redeem the series A preferred stock was approximately $60.9 million plus accrued dividends. The redemption above our carrying amount of the series A preferred stock gave rise to a non-operating charge of $2.2 million in the third quarter of 2003.

On August 28, 2003, we announced we would redeem all of our outstanding 8.7% series B preferred stock. The preferred stock balance was reclassified to Redeemable Preferred Stock liability at its settlement value in accordance with FAS 150. On October 1, 2003, we redeemed the series B preferred stock. The amount paid to redeem the series B preferred stock was approximately $133.7 million plus accrued dividends. The redemption above our carrying amount of the series B preferred stock gave rise to a non-operating charge of $4.6 million in the third quarter of 2003.

Common Stock

On July 10, 2003, we issued 1,400,000 shares of common stock at a net offering price of $41.50 per share, generating proceeds of $58,100,000.

During the quarter ended September 30, 2003, we raised $36.1 million from the sale of our common stock, at an average price per share of $42.06, under our Dividend Reinvestment and Stock Purchase Plan (DRIP). During the nine months ended September 30, 2003, we raised $94.2 million under the DRIP at an average price per share of $38.31. Beginning January 1, 2004, we will reduce the discount on our shares of common stock purchased through the DRIP from 2% to 1%.

As of September 30, 2003, there were a total of 1,581,179 non-managing member units which are convertible into our common stock on a one-for-one basis and are outstanding for three limited liability companies of which we are the managing member: HCPI/Utah, LLC, HCPI/Utah II, LLC and HCPI/Indiana, LLC. Non-managing member units, which are reflected on the balance sheet as a liability of $55,321,000 at September 30, 2003.

Shelf Registration

As of November 3, 2003, we had approximately $366,151,000 available for future issuances of debt and equity securities under a shelf registration statement filed with the Securities and Exchange Commission. These securities may be issued from time to time in the future based on our needs and then existing market conditions.

Letters of Credit and Depository Accounts

At September 30, 2003, we held approximately $13,622,000 in depository accounts and $39,987,000 in irrevocable letters of credit from commercial banks to secure a number of lessees’ lease obligations and borrowers’ loan obligations. We may draw upon the letters of credit or depository accounts if there are any defaults under the leases or loans. Amounts available under letters of credit could change based upon facility operating conditions and other factors and such changes may be material.

Facility Rollovers

As of September 30, 2003, we had 12 facilities that are subject to lease expirations and mortgage maturities during the remainder of 2003. These facilities currently represent approximately 0.7% of annualized cash provided by leases and loans. For the year ending December 31, 2004, we have 11 facilities, representing approximately 3.1% of annualized cash provided by leases and loans, subject to lease expirations and mortgage maturities.

Off Balance Sheet Arrangements

As of September 30, 2003, we had an 80% interest in each of five joint ventures that lease six long-term care facilities, a 45%-50% interest in four joint ventures that each operate an assisted living facility and a 9.8% interest in five limited liability companies that own an aggregate of five retirement living communities. The five limited liability companies are subsidiaries of American Retirement Corporation (see Note 2 to the Condensed Consolidated Financial Statements). Since the other members in the joint ventures have significant voting rights relative to acquisition, sale and refinancing of assets as well as approval rights with respect to budgets, we account for these investments using the equity method of accounting.

Combined summarized unaudited financial information of the unconsolidated joint ventures follows:

	September 30, 2003	December 31, 2002

	(Amounts in thousands)
Real Estate Investments, Net	$174,612	$328,659
Other Assets	2,906	2,206

Total Assets	$177,518	$330,865

Notes Payable to Third Parties	$15,847	$15,017
Mortgage Notes Payable to Third Parties—ARC	52,497	169,787
Accounts Payable	1,700	1,303
Other Partners’ Capital	78,990	112,094
Investments and Advances from HCPI, Net	28,484	32,664

Total Liabilities and Partners’ Capital	$177,518	$330,865

	Nine Months Ended September 30,
	2003	2002
	(Amounts in thousands)
Rental and Interest Income	$26,718	$3,492

Net Income	$5,369	$144

HCPI’s Equity in Joint Venture Net Income	$790	$82

Distributions to HCPI	$4,731	$788

The change in amounts above are the result of an initial investment in seven limited companies on September 30, 2002 and subsequent dissolution of two limited liability companies on September 23, 2003 that are subsidiaries of ARC.

As of September 30, 2003, we had guaranteed approximately $7,100,000 on notes payable obligations for four of these joint ventures (see Note 13 to the Condensed Consolidated Financial Statements). As of September 30, 2003, the five retirement living communities owned by the five limited liability companies of which we have a 9.8% interest secured $52,497,000 of first mortgages with fixed and variable interest rates ranging from 2.54% to 9.5% and maturity dates ranging from January 2004 to June 2025.

Included in “Other Partners’ Capital” above are the proceeds from a $75,800,000 loan and a $112,750,000 loan as of September 30, 2003 and December 31, 2002, respectively, from HCPI to a subsidiary of American Retirement Corporation.

SUPPLEMENTARY FINANCIAL AND OPERATING INFORMATION

Major Operators

Listed below are our major operators, which represent three percent or more of our annualized cash provided by leases and loans (defined below) as of September 30, 2003 (dollar amounts in thousands).

	Annualized Cash Provided by Leases and Loans	Percentage of Total Annualized Cash Provided by Leases and Loans
	(Dollar amounts in thousands)
Tenet Healthcare Corporation (THC)	$57,062	15.7%
American Retirement Corporation (ACR)	38,440	10.6%
Emeritus Corporation (ESC)	19,330	5.3%
HealthSouth Corporation (HRC)	17,155	4.7%
Kindred Health Care, Inc. (KIND)	16,906	4.7%
HCA Inc. (HCA)	14,721	4.1%
Beverly Enterprises (BEV)	12,297	3.4%
Not-For-Profit Investment Grade Tenants	6,390	1.8%
Other Publicly Traded Operators or Guarantors (10 Operators)	28,910	7.9%
Other Non Public Operators and Tenants	152,000	41.8%

Grand Total	$363,211	100.0%

All of the companies listed above are publicly traded companies and are subject to the informational filing requirements of the Securities and Exchange Act of 1934, as amended, and accordingly file periodic financial statements on Form 10-K and Form 10-Q with the Securities and Exchange Commission.

Renewal Information

The following reflects the impact of properties subject to lease expirations, lessees’ renewal options and/or purchase options, and mortgage maturities on annualized cash provided by leases and loans as of September 30, 2003.

	Lease Expirations and Mortgage Maturities
	Annualized Cash Provided by Leases and Loans
Year	Amount	Percentage
2003	$2,514	0.7%
2004	11,400	3.1%
2005	19,121	5.3%
2006	21,811	6.0%
2007	26,799	7.4%
Thereafter	281,566	77.5%

Grand Total	$363,211	100.0%

Annualized cash provided by leases and loans

Annualized cash provided by leases and loans is intended to be an estimate of cash provided by leases and loans for the 12 months ending September 30, 2004 for assets owned on September 30, 2003 and is calculated as (a) base rents, interest or, in the case of our managed properties, net operating income, to be received by us during the 12 months ended September 30, 2004 under existing contracts; plus (b) additional rents received by us during the 12 months ended September 30, 2003, which were approximately $25 million for all customers; plus or minus (c) adjustments for the following items (to the extent they are expected to impact rents, interest or net operating income during the 12 months ending September 30, 2004): assets expected to be sold; known or expected changes in rent due to contract expirations or rent resets; and known or expected rent reductions. We calculate the net operating income of our managed properties by subtracting from rent the expenses not covered by the tenant under the gross leases underlying such properties. Our estimates of annualized cash provided by leases and loans are based on management assumptions and the information available to us at the time of this report. Actual annualized cash provided by leases and loans could differ materially from the estimates presented in this report.

Hospital Portfolio

As of September 30, 2003, we derived 27% of our annualized cash provided by leases and loans, or $100 million, from 31 hospitals.

Tenet Healthcare Corporation

As of September 30, 2003, Tenet Healthcare Corporation (“Tenet”) leased from us eight acute care hospitals and one medical office building in which we have an aggregate investment of $460 million. Rents from these hospitals constitute approximately 16% of our annualized cash provided by leases and loans. While two of the hospital leases are scheduled to expire on May 31, 2004 and May 31, 2005, Tenet can renew the leases for an additional five years by providing notice six months prior to lease expiration. Tenet exercised five year extensions on the six facility leases with current terms set to expire in February 2004. In October 2003, Tenet transferred one of these six facility leases for a hospital located in Poplar Bluff, Missouri to Health Management Associates (HMA). HMA is a health care services operator with hospitals concentrated primarily in the southeast and southwest areas of the United States. Current annual rent on the hospital is $3.7 million.

Tenet has recently informed us that one of our hospitals located in Tarzana, California, and operated by Tenet under a lease which was recently renewed for an additional five years is affected by State of California Senate Bill 1953 (SB 1953), which requires certain seismic safety building standards for acute care hospital facilities. We and Tenet are currently reviewing the SB 1953 compliance of this hospital, multiple plans of action to cause such compliance, the estimated time for completing the same and the cost of performing necessary remediation of the property. We cannot currently estimate the potential costs of SB 1953 compliance with respect to the affected hospital or the final allocation of such costs between us and Tenet. Current annual rent on the hospital is $10.8 million and the net book value is $81 million.

Tenet announced its adoption of new policies, as of January 1, 2003, for calculating Medicare reimbursement for patients who require high cost treatments (“outlier payments”). Net Tenet rents were $13.9 million for the quarters ended September 30, 2003 and September 30, 2002. Cash flow coverage of rents decreased to 4.6 for the twelve months ended June 30, 2003. This is down from a coverage level of 5.1 for the twelve months ended June 30, 2002.

Tenet is currently undergoing an investigation by the Securities and Exchange Commission relating to its billing practices and financial and other disclosures. In addition, according to public disclosures by Tenet, the United States Department of Justice is suing Tenet over Medicare fraud allegations; the U.S. Attorney’s office is investigating Tenet’s use of physician relocation agreements and Medicare outlier payments; a federal grand jury has returned an indictment accusing a subsidiary of Tenet of illegal use of physician relocation agreements; the Internal Revenue Service has assessed a $157 million tax deficiency against Tenet; the United States Senate Finance Committee is investigating Tenet’s corporate governance practices with respect to federal health care programs; Tenet is litigating several federal securities class action and shareholder derivative suits and several state law actions; a former executive of Tenet recently received a $253 million judgment against Tenet for certain stock incentive awards; and Tenet is subject to other federal and state investigations regarding its business practices. Tenet is responding to a Justice Department subpoena regarding the outlier payments at our Tarzana facility. We cannot predict the impact, if any, that these recent developments may have on individual hospital performance and the related rent.

HealthSouth Corporation

Five percent of our annualized cash provided by leases and loans is generated from facilities leased to HealthSouth Corporation (“HealthSouth”), primarily from nine rehabilitation hospitals. In March 2003, the Securities and Exchange Commission charged HealthSouth and its former chief executive officer with inflating earnings and overstating assets. HealthSouth has announced that it is undergoing a financial audit and forensic examination to assess the accuracy of its financial information. In October 2003, HealthSouth announced that it paid its semi-annual interest payments to bondholders and announced its intention to remain current on all interest payments. The nine rehabilitation hospitals leased by HealthSouth have an average remaining lease term of four years not taking into account renewal options. The average age of these hospitals is 14 years. Third quarter 2003 occupancy on the nine facilities, as provided by HealthSouth, ranged from 56% to 99%, with an average occupancy of 75%. HealthSouth is current on rent payments through October 2003.

We are excluding HealthSouth’s results from cash flow coverage and operating results presentation for the hospital portfolio until greater assurances about HealthSouth’s financial information are received.

Long-Term Care Portfolio

We currently derive 24% of our annualized cash provided by leases and loans, or $87 million, from the long-term care sector. Reduced reimbursements, a nursing shortage and increased liability insurance costs continue to challenge this sector and have caused a diminution in cash flow coverage.

Certain temporary Medicare add-on payments expired in October 2002 causing a decline in Medicare reimbursement to nursing homes of approximately 9% as of October 1, 2002. A planned limitation on Medicare Part B rehabilitation therapy procedures went into effect September 1, 2003 and further reduced Medicare reimbursement. However, the annual market basket increase to Medicare rates for long-term care facilities took effect October 1, 2003, partially offsetting the forgoing, and resulting in an aggregate 6% increase in Medicare rates. In addition, most state Medicaid rates were increased slightly providing further revenue and sector stabilization.

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

Our gross investment in the 20 leased facilities and the facility subject to the secured loan was approximately $67 million, and the book value of these properties, net of depreciation as of September 30, 2003, was approximately $40 million. During 2003, we successfully transitioned the operations of 11 of the 20 leased facilities to new tenants. Eight facilities are expected to remain with Centennial and one facility is for sale. During the third quarter of 2003, we received rent for the properties of approximately $530,000 per month. Monthly revenue attributable to the facilities is expected to be approximately $550,000 per month after all lease arrangements and sales are finalized, representing a revenue decrease of $350,000 per month, or approximately $0.07 per diluted share of common stock annually.

Assisted and Retirement Living Portfolio

We currently derive 25% of our annualized cash provided by leases and loans, or $90 million, from the retirement and assisted living industry. The assisted living component of this sector is experiencing high vacancies and high insurance costs. However, some occupancies, resident monthly payment rates and bottom line performance have been improving. The retirement component of this sector continues to experience relatively strong census levels as well as bottom line performance.

Managed Medical Office And Clinic Portfolio

As of September 30, 2003, we have 85 managed properties comprised of 67 medical office buildings (“MOBs”), one surgery center, eight healthcare laboratory and biotech research facilities and 9 physician group practice clinics with triple net, gross and modified gross leases with multiple tenants that are managed by independent property management companies on our behalf (“Managed Portfolio”). These facilities are consolidated because they are either fully or majority owned and controlled by us or our subsidiaries. Rents and operating income attributable to these properties are included in Rental Income, Managed Properties in our financial statements. Expenses related to the operation of these facilities are recorded as Operating Expenses, Managed Properties.

Our 4.2 million square foot managed medical office, health care laboratory and biotech research, and physician group practice clinic portfolio currently produces approximately 16% of our annualized cash provided by leases and loans. Net Operating Income (NOI), defined as Rental Income, Managed Properties net of Managed Properties Operating Expenses, for the third quarter 2003 increased by $1,148,000 from the third quarter 2002 due to 2002 acquisitions and internal growth. The occupancy level within this portfolio was 94% at September 30, 2003.

PORTFOLIO OVERVIEW:

	Hospitals	Long-Term Care Facilities	Assisted & Retirement Living Facilities	Medical Office Buildings	Other	Portfolio Total	Managed Portfolio(4)
	(Dollar amounts in thousands, except per bed and per square foot data)
Annualized cash provided by leases and loans by type(1),(2)	$99,696	$87,370	$90,212	$67,568	$18,365	$363,211	$58,024
Percentage of Annualized cash provided by leases and loans	27.4%	24.1%	24.8%	18.6%	5.1%	100.0%	16.0%
Investment(3)	$801,087	$688,372	$825,811	$709,064	$183,993	$3,208,327	$638,817
Return on Investments(5)	12.5%	12.7%	10.9%	9.6%	10.2%	11.4%	9.3%
Number of Properties	31	175	124	85	31	446	85
Assets Expected to be Sold	—	4	—	1	11	16	12
Number of Beds/Units(8)	3,507	21,544	13,368	—	—	38,419
Number of Square Feet	3,695,000	6,644,000	11,562,000	4,825,000	1,364,000	28,090,000	4,221,000
Investment per Bed/Unit(5)	$228	$32	$62	$—	$—
Investment per Square Foot(5)	$218	$105	$71	$148	$136		$153
Occupancy Data-Current Quarter(6),(8)	61%	81%	83%	—	—		94%
Occupancy Data-Prior Quarter(6),(8)	64%	81%	82%	—	—		94%
Cash Flow Coverage(6),(7),(8)
Before Management Fees	4.3	1.6	1.3	—	—	2.3
After Management Fees	3.9	1.1	1.1	—	—	2.0

(1)

“Annualized cash provided by leases and loans” is intended to be an estimate of cash provided by leases and loans for the 12 months ending September 30, 2004 for assets owned on September 30, 2003 and is calculated as (a) base rents, interest or, in the case of our managed properties, net operating income, to be received by us during the 12 months ended September 30, 2004 under existing contracts; plus (b) additional rents received by us during the 12 months ended September 30, 2003, which were approximately $25 million in the aggregate; plus or minus (c) adjustments for the following items (to the extent they are expected to impact rents, interest or net operating income during the 12 months ending September 30, 2004): assets expected to be sold; known or expected changes in rent due to contract expirations or rent resets; and known or expected rent reductions. We calculate the net operating income of our managed properties by subtracting from rent the expenses not covered by the tenant under the gross leases underlying such properties. Our estimates of annualized cash provided by leases and loans are based on management assumptions and the information available to us at the time of this release. Actual annualized cash provided by leases and loans could differ materially from the estimates presented in this report.

(2)	All amounts exclude assets expected to be sold.
(3)	Includes partnership and limited liability company investments and construction commitments as well as our investment in unconsolidated joint ventures.
(4)	Includes managed Medical Office Buildings, Physician Group Practice Clinics, and Health Care Laboratory and Biotech Research included in the preceding totals.
(5)	Excludes facilities under construction.
(6)	Excludes facilities under construction, newly completed facilities under start up, vacant facilities and facilities where the data is not available or not meaningful.
(7)	Results exclude nine rehabilitation facilities leased to HealthSouth.
(8)	Information in this table was derived from financial information provided by our lessees.

CAUTIONARY LANGUAGE REGARDING FORWARD LOOKING STATEMENTS

Statements in this Quarterly Report that are not historical factual statements are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The statements include, among other things, statements regarding our intent, belief or expectations and can be identified by the use of terminology such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “should” and other comparable terms or the negative thereof. Among the forward-looking statements are statements regarding expected returns from properties held by Tenet Healthcare Corporation, HealthSouth Corporation and Centennial HealthCare Corporation under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Supplementary Financial and Operating Information” and statements as to the adequacy of our future liquidity and sources of capital under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.” In addition, we, through our senior management, from time to time make forward looking oral and written public statements concerning our expected future operations and other developments. Readers are cautioned that, while forward looking statements reflect our good faith belief and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties. Actual results may differ materially from the expectations contained in the forward looking statements as a result of various factors. In addition to other factors set forth in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2002 and other documents we file with the Securities and Exchange Commission, readers should consider the following:

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

NEW PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board issued interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (the “Interpretation”) effective immediately for all variable interest entities created after January 31, 2003 and for the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. On October 8, 2003, the FASB met and agreed to defer the effective date of the Interpretation for variable interests acquired before February 1, 2003. The deferral will require public companies to adopt the provisions of the Interpretation at the end of periods ending after December 15, 2003 (that is, December 31, 2003 for us). The Interpretation requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise that has a controlling financial interest through ownership of a majority voting interest in the entity. We are currently evaluating the effects on us, if any, of the issuance of the Interpretation.

See Note 10 to the Condensed Consolidated Financial Statements for our adoption of Statement of Financial Accounting Standard No. 148 “Accounting for Stock-Based Compensation,” an Amendment of FAS 123. The effect of this Statement on our financial statements is not material.

In April 2003, the FASB released Statement of Financial Accounting Standards No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The effect of this pronouncement on our financial statements is not material.

See Note 1 to the Condensed Consolidated Financial Statements for a discussion of our adoption of Statement of Financial Accounting Standards No. 150 (FAS 150) “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”

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

At September 30, 2003, we are exposed to market risks related to fluctuations in interest rates only on $4,075,000 of variable rate mortgage notes payable and $129,200,000 of variable rate bank debt. As of November 10, 2003, the bank line balance and floating rate exposure thereon had increased to $376,000,000.

Fluctuation in the interest rate environment will not affect our future earnings and cash flows on our fixed rate debt until that debt matures and must be replaced or refinanced. Interest rate changes will affect the fair value of the fixed rate instruments. Conversely, changes in interest rates on variable rate debt would change our future earnings and cash flows, but not affect the fair value on those instruments. Assuming a one percentage point increase in the interest rate related to the variable rate debt including the mortgage notes payable and the bank lines of credit, and assuming no change in the outstanding balance as of year end, interest expense for 2003 would increase by approximately $1,333,000.

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

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2003. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

a)    Exhibits:

3.1	Articles of Restatement of HCPI (incorporated herein by reference to exhibit 3.1 of HCPI’s quarterly report on Form 10-Q for the period ended June 30, 2001).

3.2	Second Amended and Restated Bylaws of HCPI (incorporated herein by reference to exhibit 3.2 of HCPI’s quarterly report on form 10-Q for the period ended March 31, 1999).

3.3	Amendment No. 1 to Second Amended and Restated Bylaws of HCPI (incorporated by reference to exhibit 10.22 to HCPI’s annual report on Form 10-K for the year ended December 31, 2001).

3.4	Amendment No. 2 to Second Amended and Restated Bylaws of HCPI (incorporated by reference to exhibit 3.4 of HCPI’s registration statement on form S-3 filed August 30, 2002, registration number 333-99063).

3.5	Amendment No. 3 to Second Amended and Restated Bylaws of HCPI (incorporated by reference to exhibit 3.5 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 2002).

3.6	Amendment No. 4 to Second Amended and Restated Bylaws of HCPI (incorporated by reference to exhibit 3.6 to HCPI’s quarterly report on Form 10-Q for the period ended March 31, 2003).

3.7	Amendment No. 5 to Second Amended and Restated Bylaws of HCPI (incorporated by reference to exhibit 3.7 to HCPI’s quarterly report on Form 10-Q for the period ended June 30, 2003).

3.8	Amendment No. 6 to Second Amended and Restated Bylaws of HCPI.

4.1	Rights agreement, dated as of July 27, 2000, between Health Care Property Investors, Inc. and the Bank of New York which includes the form of Certificate of Designations of the Series D Junior Participating Preferred Stock of Health Care Property Investors, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to exhibit 4.1 of Health Care Property Investors, Inc.’s current report on Form 8-K dated July 28, 2000).

4.2	Indenture, dated as of September 1, 1993, between HCPI and The Bank of New York, as Trustee, with respect to the Series C and D Medium Term Notes, the Senior Notes due 2006 and the Mandatory Par Put Remarketed Securities due 2015 (incorporated by reference to exhibit 4.1 to HCPI’s registration statement on Form S-3 dated September 9, 1993).

4.3	Indenture, dated as of April 1, 1989, between HCPI and The Bank of New York for Debt Securities (incorporated by reference to exhibit 4.1 to HCPI’s registration statement on Form S-3 dated March 20, 1989).

4.4	Form of Fixed Rate Note (incorporated by reference to exhibit 4.2 to HCPI’s registration statement on Form S-3 dated March 20, 1989).

4.5	Form of Floating Rate Note (incorporated by reference to exhibit 4.3 to HCPI’s registration statement on Form S-3 dated March 20, 1989).

4.6	Registration Rights Agreement dated November 20, 1998 between HCPI and James D. Bremner (incorporated by reference to exhibit 4.8 to HCPI’s annual report on Form 10-K for the year ended December 31, 1999). This exhibit is identical in all material respects to two other documents except the parties thereto. The parties to these other documents, other than HCPI, were James P. Revel and Michael F. Wiley.

4.7	Registration Rights Agreement dated January 20, 1999 between HCPI and Boyer Castle Dale Medical Clinic, L.L.C. (incorporated by reference to exhibit 4.9 to HCPI’s annual report on Form 10-K for the year ended December 31, 1999). This exhibit is identical in all material respects to 13 other documents except the parties thereto. The parties to these other documents, other than HCPI, were Boyer Centerville Clinic Company, L.C., Boyer Elko, L.C., Boyer Desert Springs, L.C., Boyer Grantsville Medical, L.C., Boyer-Ogden Medical Associates, LTD., Boyer Ogden Medical Associates No. 2, LTD., Boyer Salt Lake Industrial Clinic Associates, LTD., Boyer-St. Mark’s Medical Associates, LTD., Boyer McKay-Dee Associates, LTD., Boyer St. Mark’s Medical Associates #2, LTD., Boyer Iomega, L.C., Boyer Springville, L.C., and - Boyer Primary Care Clinic Associates, LTD. #2.

4.8	Form of Deposit Agreement (including form of Depositary Receipt with respect to the Depositary Shares, each representing one-one hundredth of a share of our 8.60% Cumulative Redeemable Preferred Stock, Series C) (incorporated by reference to exhibit 4.8 to HCPI’s quarterly report on Form 10-Q for the period ended March 31, 2001) dated as of March 1, 2001 by and among HCPI, Wells Fargo Bank Minnesota, N.A. and the holders from time to time of the Depositary Shares described therein.

4.9	Indenture, dated as of January 15, 1997, between American Health Properties, Inc. and The Bank of New York, as trustee (incorporated herein by reference to exhibit 4.1 to American Health Properties, Inc.’s current report on Form 8-K (file no. 001-09381), dated January 21, 1997).

4.10	First Supplemental Indenture, dated as of November 4, 1999, between HCPI and The Bank of New York, as trustee (incorporated by reference to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 1999).

4.11	Dividend Reinvestment and Stock Purchase Plan, dated November 9, 2000 (incorporated by reference to exhibit 99.1 to HCPI’s registration statement on Form S-3 dated November 13, 2000, registration number 333-49796).

4.12	Registration Rights Agreement dated August 17, 2001 between HCPI, Boyer Old Mill II, L.C., Boyer-Research Park Associates, LTD., Boyer Research Park Associates VII, L.C., Chimney Ridge, L.C., Boyer-Foothill Associates, LTD., Boyer Research Park Associates VI, L.C., Boyer Stansbury II, L.C., Boyer Rancho Vistoso, L.C., Boyer-Alta View Associates, LTD., Boyer Kaysville Associates, L.C., Boyer Tatum Highlands Dental Clinic, L.C., Amarillo Bell Associates, Boyer Evanston, L.C., Boyer Denver Medical, L.C., Boyer Northwest Medical Center Two, L.C., and Boyer Caldwell Medical, L.C. (incorporated by reference to exhibit 4.12 to HCPI’s annual report on Form 10-K for the year ended December 31, 2001).

4.13	Acknowledgment and Consent dated as of June 12, 2002 by and among Merrill Lynch Private Finance Inc., The Boyer Company, L.C., HCPI/Utah, LLC the unitholders HCPI/Utah, LLC and HCPI (incorporated by reference to exhibit 4.13 to HCPI’s quarterly report on Form 10-Q for the period ended June 30, 2002).

4.14	Acknowledgment and Consent dated as of June 12, 2002 by and among Merrill Lynch Private Finance Inc., The Boyer Company, L.C., HCPI/Utah, LLC the unitholders HCPI/Utah, LLC and HCPI (incorporated by reference to exhibit 4.13 to HCPI’s quarterly report on Form 10-Q for the period ended June 30, 2002).

4.15	Officers’ Certificate pursuant to Section 301 of the Indenture dated as of September 1, 1993 between HCPI and the Bank of New York, as Trustee, establishing a series of securities entitled “6.00% Senior Notes due March 1, 2015” (incorporated by reference to exhibit 3.1 to HCPI’s current report on form 8-K (file no. 001-08895), dated February 25, 2003.)

4.16	Registration Rights Agreement dated October 1, 2003 between HCPI, Charles Crews, Charles A. Elcan, Thomas W. Hulme, Thomas M. Klaritch, R. Wayne Hulme, Thomas M. Klaritch, R. Wayne Price, Glenn T. Preston, Janet Reynolds, Angela M. Playle, James A. Croy, John Klaritch as Trustee of

the 2002 Trust F/B/O Erica Ann Klaritch, John Klaritch as Trustee of the 2002 Trust F/B/O Adam Joseph Klaritch, John Klaritch as Trustee of the 2002 Trust F/B/O Thomas Michael Klaritch, Jr. and John Klaritch as Trustee of the 2002 Trust F/B/O Nicholas James Klaritch.

10.1	Amendment No. 1, dated as of May 30, 1985, to Partnership Agreement of Health Care Property Partners, a California general partnership, the general partners of which consist of HCPI and certain affiliates of Tenet (incorporated by reference to exhibit 10.1 to HCPI’s annual report on Form 10-K for the year ended December 31, 1985).

10.2	HCPI Second Amended and Restated Directors Stock Incentive Plan (incorporated by reference to exhibit 10.43 to HCPI’s quarterly report on Form 10-Q for the period ended March 31, 1997).*

10.3	HCPI Second Amended and Restated Stock Incentive Plan (incorporated by reference to exhibit 10.44 to HCPI’s quarterly report on Form 10-Q for the period ended March 31, 1997).*

10.4	First Amendment to Second Amended and Restated Directors Stock Incentive Plan, effective as of November 3, 1999 (incorporated by reference to exhibit 10.1 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 1999).*

10.5	Second Amendment to Second Amended and Restated Directors Stock Incentive Plan, effective as of January 4, 2000 (incorporated by reference to exhibit 10.15 to HCPI’s annual report on Form 10-K for the year ended December 31, 1999).*

10.6	First Amendment to Second Amended and Restated Stock Incentive Plan effective as of November 3, 1999 (incorporated by reference to exhibit 10.3 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 1999).*

10.7	HCPI 2000 Stock Incentive Plan, effective as of May 7, 2003 (incorporated by reference to HCPI’s Proxy Statement regarding HCPI’s annual meeting of shareholders held May 7, 2003).*

10.8	HCPI Second Amended and Restated Directors Deferred Compensation Plan (incorporated by reference to exhibit 10.45 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 1997).*

10.9	Second Amendment to Second Amended and Restated Directors Deferred Compensation Plan, effective as of November 3, 1999 (incorporated by reference to exhibit 10.2 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 1999).*

10.10	Fourth Amendment to Second Amended and Restated Director Deferred Compensation Plan, effective as of January 4, 2000 (incorporated by reference to exhibit 10.17 to HCPI’s annual report on Form 10-K for the year ended December 31, 1999).*

10.11	Employment Agreement dated October 13, 2000 between HCPI and Kenneth B. Roath (incorporated by reference to exhibit 10.11 to HCPI’s annual report on Form 10-K for the year ended December 31, 2000).*

10.12	Various letter agreements, each dated as of October 16, 2000, among HCPI and certain key employees of the Company (incorporated by reference to exhibit 10.12 to HCPI’s annual report on Form 10-K for the year ended December 31, 2000).*

10.13	HCPI Amended and Restated Executive Retirement Plan (incorporated by reference to exhibit 10.13 to HCPI’s annual report on Form 10-K for the year ended December 31, 2001).*

10.14	Stock Transfer Agency Agreement between HCPI and The Bank of New York dated as of July 1, 1996 (incorporated by reference to exhibit 10.40 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 1996).

10.15	Amended and Restated Limited Liability Company Agreement dated November 20, 1998 of HCPI/Indiana, LLC (incorporated by reference to exhibit 10.15 to HCPI’s annual report on Form 10-K for the year ended December 31, 1998).

10.16	Amended and Restated Limited Liability Company Agreement dated January 20, 1999 of HCPI/Utah, LLC (incorporated by reference to exhibit 10.16 to HCPI’s annual report on Form 10-K for the year ended December 31, 1998).

10.17	Revolving Credit Agreement, dated as of November 3, 1999, among HCPI, each of the banks identified on the signature pages hereof, The Bank of New York, as agent for the banks and as issuing bank, and Bank of America, N.A. and Wells Fargo Bank, N.A., as co-documentation agents, with BNY Capital Markets, Inc., as lead arranger and Book Manager (incorporated by reference to exhibit 10.4 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 1999).

10.18	364-Day Revolving Credit Agreement, dated as of November 3, 1999 among HCPI, each of the banks identified on the signature pages hereof, The Bank of New York, as agent for the banks, and Bank of America, N.A. and Wells Fargo Bank, N.A., as co-documentation agents, with BNY Capital Markets, Inc., as lead arranger and book manager (incorporated by reference to exhibit 10.5 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 1999).

10.19	Cross-Collateralization, Cross-Contribution and Cross-Default Agreement, dated as of July 20, 2000, by HCP Medical Office Buildings II, LLC, and Texas HCP Medical Office Buildings, L.P., for the benefit of First Union National Bank (incorporated by reference to exhibit 10.20 to HCPI’s annual report on Form 10-K for the year ended December 31, 2000).

10.20	Cross-Collateralization, Cross-Contribution and Cross-Default Agreement, dated as of August 31, 2000, by HCP Medical Office Buildings I, LLC, and Meadowdome, LLC, for the benefit of First Union National Bank (incorporated by reference to exhibit 10.21 to HCPI’s annual report on Form 10-K for the year ended December 31, 2000).

10.21	Amended and Restated Limited Liability Company Agreement dated August 17, 2001 of HCPI/Utah II, LLC (incorporated by reference to exhibit 10.21 to HCPI’s annual report on Form 10-K for the year ended December 31, 2001).

10.22	First Amendment to Amended and Restated Limited Liability Company Agreement dated October 30, 2001 of HCPI/Utah II, LLC (incorporated by reference to exhibit 10.22 to HCPI’s annual report on Form 10-K for the year ended December 31, 2001).

10.23	Amendment No. 1, dated as of October 29, 2001, to the 364-Day Revolving Credit Agreement, dated as of November 3, 1999 among HCPI, each of the banks identified on the signature pages thereto, The Bank of New York, as agent for the banks, and Bank of America, N.A. and Wells Fargo Bank, N.A., as co-documentation agents, with BNY Capital Markets, Inc., as lead arranger and book manager (incorporated by reference to exhibit 10.23 to HCPI’s annual report on Form 10-K for the year ended December 31, 2001).

10.24	Employment Agreement dated October 8, 2002 between HCPI and James F. Flaherty III (incorporated by reference to exhibit 10.24 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 2002).*

10.25	Amendment to Employment Agreement dated October 8, 2002 between HCPI and Kenneth B. Roath (incorporated by reference to exhibit 10.25 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 2002).*

10.26	Revolving Credit Agreement, dated as of October 11, 2002, among HCPI, each of the banks identified on the signature pages hereof, The Bank of New York, as agent for the banks and as issuing bank, Bank of America, N.A. and Wachovia Bank, N.A., as syndicating agents, Wells Fargo Bank, N.A., as documentation agent, with Credit Suisse First Boston, Deutche Bank A.G. and Fleet National Bank as managing agents, and BNY Capital Markets, Inc., as lead arranger and book runner (incorporated by reference to exhibit 10.26 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 2002).

10.27	Settlement Agreement and General Release between HCPI and Devasis Ghose (incorporated by reference to exhibit 10.23 to HCPI’s annual report on Form 10-K for the year ended December 31, 2002).*

10.28	Amended and Restated Limited Liability Company Agreement dated as of October 2, 2003 of HCPI/Tennessee, LLC.

10.29	Employment Agreement dated October 1, 2003 between HCPI and Charles A. Elcan (incorporated by reference to exhibit 10.24 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 2002).*

31.1	Certification by James F. Flaherty III, the Company’s Chief Executive Officer, Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by James G. Reynolds, the Company’s Chief Financial Officer, Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by James F. Flaherty III, the Company’s Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by James G. Reynolds, the Company’s Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*    Management Contract or Compensatory Plan or Arrangement.

b)    Reports on Form 8-K:

(i)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 10, 2003, relating to the Company’s agreement to issue and sell 1,400,000 shares of Company common stock.

(ii)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 18, 2003, wherein the Company elected to re-issue in an updated format selected income data for the years ended December 31, 2002, 2001 and 2000.

(iii)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 29, 2003, relating to the Company’s agreement to issue and sell 3,600,000 shares of its 7.25% Series E Cumulative Redeemable Preferred Stock at $25.00 per share.

For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant’s Registration Statements on Form S-8 Nos. 33-28483, 333-90353 and Nos. 333-108838 filed May 11, 1989, November 5, 1999 and September 16, 2003, respectively, and Form S-8 Nos. 333-54786 and 333-54784 each filed February 1, 2001.

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

Date: November 12, 2003	HEALTH CARE PROPERTY INVESTORS, INC. (Registrant)

/s/ JAMES G. REYNOLDS

James G. Reynolds Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ MARY BRENNAN CARTER

Mary Brennan Carter Vice President and Chief Accounting Officer (Principal Accounting Officer)