Form 10-K
period 2003-12-31
HEALTH CARE PROPERTY INVESTORS INC
filed 2004-03-15
CIK 765880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-8895

HEALTH CARE PROPERTY INVESTORS, INC.

(Exact name of registrant as specified in its charter)

Maryland	33-0091377
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4675 MacArthur Court; Suite 900 Newport Beach, California	92660
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (949) 221-0600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	New York Stock Exchange
7.25% Series E Cumulative Redeemable Preferred Stock	New York Stock Exchange
7.10% Series F Cumulative Redeemable Preferred Stock	New York Stock Exchange

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,610,245,000

As of March 9, 2004, there were 131,517,628 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant’s 2004 Annual Meeting of Stockholders have been incorporated into Part III of this Report.

PART I

Item 1. BUSINESS

Business

Health Care Property Investors, Inc. (HCP), a Maryland corporation, was organized in March 1985 to qualify as a real estate investment trust (REIT). We invest in health care related real estate located throughout the United States, including hospitals, long-term care facilities, assisted and retirement living facilities, medical office buildings and other health care facilities. We commenced business nearly 19 years ago, making us the second oldest REIT specializing in health care real estate.

References herein to “HCP”, “the Company”, “we”, “us” and “our” include Health Care Property Investors, Inc. and our wholly-owned subsidiaries and consolidated joint ventures and partnerships, unless the context otherwise requires.

As of December 31, 2003, our total investment in our properties, including investments through joint ventures and mortgage loans, was approximately $3.4 billion. Our portfolio of 554 properties in 44 states consisted of:

•	31 hospitals

•	173 long-term care facilities

•	124 assisted and retirement living facilities

•	196 medical office buildings

•	30 other health care facilities

You can access free of charge a copy of the periodic and current reports we file with the SEC on our website at www.hcpi.com. Our periodic and current reports are made available on our website as soon as reasonably practicable after these reports are filed with the SEC.

Business Strategy

We are organized to invest in income-producing health care related facilities. Our primary goal is to increase shareholder value through profitable growth. Our investment strategy to achieve this goal is based on three principles — an opportunistic investing approach, portfolio diversification, and a conservative balance sheet.

Opportunistic Investing Approach

We complete real estate transactions when they are expected to drive profitable growth and create long-term stockholder value. We attempt to position ourselves to create and take advantage of opportunities when we believe the opportunities meet our goals and investment criteria. We may invest in properties directly, through joint ventures, or provide secured financing, depending on the dynamics of the investment opportunity.

Portfolio Diversification

We believe in maintaining a diversified portfolio of heath care related real estate. Diversification within the health care industry reduces the likelihood that a single event would materially harm our business. This allows us to take advantage of opportunities in different markets based on individual market dynamics. While pursuing our strategy of attaining diversification in our portfolio, there are no limitations on the percentage of our total assets that may be invested in any one property, joint venture, property type, geographic location or in the number of properties in which we seek to invest or lease to a single operator.

Conservative Balance Sheet

We believe a conservative balance sheet provides us with the ability to execute on our opportunistic investing approach and portfolio diversification principles. We execute our conservative balance sheet strategy through managing our debt to equity levels and maintaining available sources of liquidity, such as under our line of credit. Additionally, our debt is primarily fixed rate which reduces the impact of rising interest rates on our results of operations. Rising interest rates will not significantly impact our future earnings until our debt matures and must be repaid or refinanced.

We finance our investments based on our evaluation of available sources of funding. We may incur additional indebtedness or issue preferred or common stock when, in the opinion of our management and directors, it is advisable. For short-term purposes, we from time to time negotiate lines of credit, or arrange for other short-term borrowings from banks or others. We arrange for long-term borrowings through public offerings or from institutional investors.

In addition, we may incur additional mortgage indebtedness on real estate we have acquired through purchase, foreclosure or otherwise. Where properties are encumbered by debt with terms deemed favorable, we will assume existing loans, mortgages, deeds of trust or similar liens on the properties. We also may obtain non-recourse or other mortgage financing on unleveraged properties in which we have invested or may refinance properties acquired on a leveraged basis.

Competition

Our properties are subject to competition from the properties of other health care providers. The operators of these competing properties may have capital resources substantially in excess of some of the operators of our facilities. In addition, the extent to which our properties are utilized depends upon several factors, including the number of physicians using the health care facilities or referring patients to the facilities, competitive systems of health care delivery and the size and composition of the population in the surrounding area. Private, federal and state payment programs and the effect of other laws and regulations may also have a significant influence on the utilization of the properties. Virtually all of the properties operate in a competitive environment with patients and referral sources, including physicians, changing their preferences for a health care facility from time to time.

Investing in real estate is highly competitive. We face competition from other REITs, investment companies, lessees and other investors when we attempt to acquire or sell properties. Increased competition reduces the number of opportunities that meet our investment criteria. If we do not identify investments that meet our investment criteria, our ability to increase shareholder value through profitable growth may be limited.

2003 Developments

Property Transactions

•	We acquired 11 properties for an aggregate purchase price of $189,400,000 in 2003. These properties have an average annual lease rate of 9.7%, based on our cost of the properties. The properties consist of nine assisted and retirement living facilities, one medical office building and one other health care facility.

•	On October 2, 2003, together with HCP Medical Office Portfolio, LLC (HCP MOP), a joint venture that we formed in June 2003 with GE Commercial Finance, we completed the $575,000,000 acquisition of MedCap Properties, LLC, which includes ownership interests in 113 medical office buildings. We are the managing member of HCP MOP and have a 33% economic interest therein. Eight of the acquired medical office buildings, with a cost of $48,181,000, were contributed to a joint venture between us and senior MedCap management. The joint venture issued 1,064,539 units valued at $45.26 each, which are redeemable for cash, or, at our option, common stock beginning October 2, 2004.

•	During 2003, we sold 27 facilities for an aggregate net sales price of $56,110,000 and a net gain on sale of $12,136,000.

Capital Market Transactions

•	We issued 4,000,000 shares of 7.25% Series E and 7,820,000 shares of 7.1% Series F Cumulative Redeemable Preferred Stock at $25.00 per share, for aggregate gross proceeds of $295,500,000.

•	We redeemed all of our outstanding 7.875% Series A, 8.7% Series B, 8.6% and Series C Cumulative Redeemable Preferred Stock for an aggregate of $293,040,000.

•	We issued 2,800,000 shares of common stock at a net offering price of $20.75 per share and issued 6,187,800 shares at an average price per share of $19.94 under our Dividend Reinvestment and Stock Purchase Plan (DRIP), for gross proceeds totaling $181,479,000.

•	We issued $200,000,000 in aggregate principal amount of 6.00% Senior Notes due 2015. Interest on these notes is payable semi-annually in March and September.

•	As of March 2, 2004, each shareholder received one additional share of common stock for each share they own resulting from a 2-for-1 stock split announced by the Company on January 22, 2004. The stock split has been reflected in all periods presented.

Other Events

•	We strengthened our organizational platform through the hiring of certain key management personnel.

•	We increased our common stock dividend to $1.66 per share in 2003 from $1.63 per share in 2002.

Our Properties

Portfolio Summary

Our portfolio of investments includes direct investments in health care related properties, joint ventures and mortgage loans. Our properties include hospitals, long-term care facilities, assisted and retirement living facilities, medical office buildings and other health care facilities. As of December 31, 2003, our property investments, including those through joint ventures and mortgage loans, consist of the following (dollar amounts in thousands):

Property Type	Number of Properties	Capacity (1)	Total Investment (2)	Revenue	Operating Expenses	Revenue Less Operating Expenses (3)	Percentage of Revenue Less Operating Expenses (3)
Hospitals	31	3,507 Beds	$794,221	$98,952	$—	$98,952	27.4%
Long-Term Care Facilities	173	21,375 Beds	686,059	85,532	—	85,532	23.7
Assisted and Retirement Living Facilities	124	13,368 Units	822,038	86,824	4,444	82,380	22.8
Medical Office Buildings (excluding HCP MOP)	91	5,205,000 Sq. Ft.	760,260	97,575	30,742	66,833	18.5
Other Health Care Facilities	30	1,351,000 Sq. Ft.	182,275	21,493	3,508	17,985	5.0

Sub-Total	449		3,244,853	390,376	38,694	351,682	97.4
HCP MOP	105	5,779,000 Sq. Ft.	181,751	4,185	—	4,185	1.1
Other Revenue	—		—	5,622	—	5,622	1.5

Total	554		$3,426,604	$400,183	$38,694	$361,489	100.0%

(1)	Hospitals and long-term care facilities are measured by licensed bed count. Assisted and retirement living facilities are apartment-like facilities and are stated in units (studio, one or two bedroom apartments). Medical office buildings and other health care facilities are measured in square feet.

(2)	Represents the historical cost of our real estate investments and the net book value of our unconsolidated joint ventures and secured loans receivable. Excludes assets to be sold and classified as discontinued operations.

(3)	Since the tenant is responsible for operating expenses under a triple-net lease, management believes revenues are not comparable between property types without deducting our operating expenses for properties leased under gross or modified gross leases.

Property Types

We have investments in hospitals, long-term care facilities, assisted and retirement living facilities, medical office buildings and other health care facilities. The following describes the nature of the operations of our tenants and borrowers in those investments.

Hospitals. We have an interest in 31 general and long-term acute care and rehabilitation hospitals. General hospitals offer a wide range of services such as fully-equipped operating and recovery rooms, obstetrics, radiology, intensive care, open heart surgery and coronary care, neurosurgery, neonatal intensive care, magnetic resonance imaging, nursing units, oncology, clinical laboratories, respiratory therapy, physical therapy, nuclear medicine, rehabilitation services and outpatient services. Long-term acute care hospitals provide care for patients with complex medical conditions that require more intensive care, monitoring, or emergency back-up than that available in most skilled nursing-based subacute programs. Services are paid for by private sources, third party payors (e.g., insurance and HMOs), or through the federal Medicare and state Medicaid programs. Medicare provides reimbursement incentives to traditional general acute care hospitals to minimize inpatient length of stay.

Rehabilitation hospitals provide inpatient and outpatient care for patients who have sustained traumatic injuries or illnesses, such as spinal cord injuries, strokes, head injuries, orthopedic problems, work related disabilities and neurological diseases, as well as treatment for amputees and patients with severe arthritis. Rehabilitation programs encompass physical, occupational, speech and inhalation therapies, rehabilitative nursing and other specialties. Services are paid for by the patient or the patient’s family, third party payors (e.g., insurance and HMOs), or through the federal Medicare program.

Long-Term Care Facilities. We have invested in 173 long-term care facilities. Various health care providers operate these facilities. Long-term care facilities offer restorative, rehabilitative and custodial nursing care for people not requiring the more extensive and sophisticated treatment available at hospitals. Ancillary revenues and revenue from subacute care services are derived from providing services to residents beyond room and board and include occupational, physical, speech, respiratory and intravenous therapy, wound care, oncology treatment, brain injury care and orthopedic therapy as well as sales of pharmaceutical products and other services. Certain long-term care facilities provide some of the foregoing services on an out-patient basis. Long-term care facilities are designed to supplement hospital care and depend to some degree upon referrals from practicing physicians and hospitals. Long-term care services are paid for either by private sources, or through the federal Medicare and state Medicaid programs.

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

Certain temporary Medicare add-on payments expired in October 2002 causing a decline in Medicare reimbursement to nursing homes of approximately 9% as of October 1, 2002. However, the annual market basket increase to Medicare rates for long-term care facilities and a prospective payment correction took effect October 1, 2003, partially offsetting the forgoing, and resulting in an aggregate 6% increase in Medicare rates. In addition, most state Medicaid rates were increased slightly providing further revenue and sector stabilization.

Assisted and Retirement Living Facilities. We have investments in 110 assisted living facilities offering studio and one and two bedroom apartments on a month-to-month basis primarily to individuals who are over 75 years of age with various levels of assistance requirements. More ambulatory residents are provided meals and eat in a central dining area; they may also be assisted with some daily living activities with programs and services that allow residents certain conveniences and make it possible for them to live independently. Staff is also available when residents need assistance and for group activities. Services provided to residents who require more assistance with daily living activities, but who do not require the constant supervision other long-term care facilities provide, include personal supervision and assistance with eating, bathing, grooming and administering medication. Charges for room and board are generally paid from private sources.

We have investments in 14 retirement living communities. These communities are large, upscale residential communities in a congregate care and continuing care living setting combined with onsite amenities and services. Residents are provided the comfort, security and convenience of residing within an aging in place environment, eliminating the need to seek other living accommodations or arrangement for appropriate levels of care. Ancillary and health care services are available at those properties that provide nursing and assisted living care. The full continuum of senior living environment includes independent living apartments and cottages, assisted living and, in some communities, skilled nursing and Alzheimer’s care. Various accommodation terms are available to residents, including monthly rentals, rental life care, fully refundable entrance fees, non-refundable endowments, cooperatives, and condominiums.

Medical Office Buildings. We have investments in 196 medical office buildings including a 33% ownership interest in 105 medical office buildings through our joint venture with GE. Many of these buildings are located adjacent to, or on the campus of, acute care hospitals. Medical office buildings contain physicians’ offices and examination rooms, and may also include pharmacies, hospital ancillary service space and day-surgery operating rooms. Medical office buildings require more extensive plumbing, electrical, heating and cooling capabilities than commercial office buildings for sinks, brighter lights, special equipment and biological waste mechanisms required for the proper operation of a medical office. Of our owned medical office buildings, 16 are leased on a single tenant triple net basis while 75 are managed by third party property management companies and are leased under triple net, gross or modified gross leases under which we are responsible for certain operating expenses.

Other Health Care Facilities. We have investments in eight health care laboratory and biotech research facilities. These facilities are located on research campuses of major universities. The facilities are designed to accommodate research and development in the biopharmaceutical industry, drug discovery and development, and predictive and personalized medicine.

We also have investments in 16 physician group practice clinic facilities that are leased to four different tenants and investments in six health and wellness centers that are generally leased to a single tenant under a triple net or modified gross lease. The physician group practice clinics generally provide a broad range of medical services through organized physician groups representing various medical specialties. Health and wellness centers provide testing and preventative health maintenance services.

Lease and Mortgage Loans

As of December 31, 2003, we leased 311 of our single tenant properties pursuant to long-term triple net leases to 89 health care providers. We leased 92 of these properties pursuant to gross or modified gross leases with multiple tenants. Under a triple net lease, in addition to the rent obligation, the tenant is responsible for all operating expenses of the property such as utilities, property taxes, insurance and repairs and maintenance. Under gross or modified gross leases, we may be responsible for property taxes, repairs and maintenance and/or insurance on the properties.

Three hundred eleven of our properties are triple net leased to single tenant operators and 92 of our properties are managed by independent property management companies on our behalf. The properties managed by independent property management companies are leased under triple net, gross, or modified gross leases with single or multiple tenants.

The initial annual base rental rates on our triple net leased portfolio of properties that we acquired during the three years ended December 31, 2003 have generally ranged from 10% to 13% of the acquisition price of the related property. Initial interest rates on the loans we entered into as lender during the three years ended December 31, 2003 have generally ranged from 13% to 19% per annum. Rental rates vary by lease, taking into consideration many factors, such as:

•	creditworthiness of the tenant;

•	operating performance of the facility;

•	interest rates at the beginning of the lease;

•	location, type and physical condition of the facility; and

•	lease term

Certain leases provide for additional rents that are based upon a percentage of the tenant’s revenue in excess of the revenue for a specific base period. Others have rent increases based on inflation indices or other factors and some leases and loans have annual fixed rent or interest rate increases.

In addition to the minimum and additional rents, the tenant under a triple net lease is generally responsible for all additional charges, including charges related to non-payment or late payment of rent, property taxes and assessments, governmental charges, and utility and other charges. Each triple net tenant is required, at its expense, to maintain its leased property in good order and repair. We are generally not required to repair, rebuild or maintain the properties leased under triple net leases.

Each tenant with a gross or modified gross lease is also responsible for minimum and additional rents, but may not be responsible for all normal operating expenses. Under gross or modified gross leases, we may be responsible for property taxes, repairs and maintenance and/or insurance on those properties.

The primary or fixed terms of the triple net and modified gross leases generally range from ten to 15 years, and generally have one or more five-year (or longer) renewal options. The weighted average remaining primary or fixed term on our triple net and modified gross leases in our portfolio is approximately eight years. The primary or fixed term of our medical office buildings gross leases range from one to 15 years, with a weighted average of five years remaining on those leases.

We invested in mortgage loans secured by properties that are owned and operated by 13 health care providers. Significant borrowers include ARC, Beverly and Emeritus. We have provided secured mortgage loans on these properties, including three hospitals, 17 long-term care facilities and 26 assisted and retirement living facilities. At December 31, 2003, the carrying value of these mortgage loans totaled $243,891,000.

The following reflects the annual impact by year in terms of 2003 Revenue Less Operating Expenses resulting from lease expirations and mortgage loan maturities (Dollar amounts in thousands):

Year	Revenue(1)	Operating Expenses	Revenue Less Operating Expenses (2)	Percentage of Revenue Less Operating Expenses (2)
2004	$14,512	$5,627	$8,885	2.5%
2005	21,553	3,619	17,934	5.0
2006	24,707	3,633	21,074	5.8
2007	29,748	3,516	26,232	7.3
2008	51,660	5,305	46,355	12.8
Thereafter	248,196	16,994	231,202	64.0

(1)	Table excludes non-property specific revenue of $5,622 and equity income and acquisition and management fees earned from HCP MOP of $4,185.

(2)	Since the tenant is responsible for operating expenses under a triple-net lease, management believes revenues are not comparable between property types without deducting our operating expenses for properties leased under gross or modified gross leases.

Certain of our properties are subject to purchase options with the tenant. The following table reflects future minimum lease payments to be received under non-cancelable leases subject to purchase options (Dollar amounts in thousands):

Year	Non-Cancelable Lease Payments Subject to Purchase Options	Number of Properties in which Purchase Options Become Exercisable During the Year
2004	$17,413	24
2005	8,765	10
2006	7,221	13
2007	6,848	6
2008	6,908	9
Thereafter	81,027	69

Total	$128,182	131

Obligations under the triple-net leases, in most cases, have corporate parent or shareholder guarantees. Irrevocable letters of credit from various financial institutions and lease deposits secure 136 leases and mortgage loans on 15 facilities and generally cover from one to 12 months of lease or loan payments. We require the tenants and mortgagors to renew such letters of credit during the lease or loan term in amounts that may change based upon the passage of time, changes in operating cash flows or changes in credit ratings.

Major Operators

The following table provides information about the major operators of our properties for the year ended December 31, 2003:

Operators	Facilities	Revenue	Percentage of Revenue Less Operating Expenses
Tenet Healthcare Corporation (NYSE:THC)	8	$57,059	16%
American Retirement Corporation (NYSE:ARC)	16	33,440	9%
Emeritus Corporation (AMEX:ESC)	35	19,663	5%
Kindred Healthcare, Inc. (NASDAQ:KIND)	22	17,971	5%
HealthSouth Corporation (NYSE:HLSH.PK)	9	17,268	5%
HCA, Inc. (NYSE:HCA)	7	13,127	4%

The above companies are subject to the informational filing requirements of the Securities Exchange Act of 1934, as amended, and accordingly file periodic financial statements on Form 10-K and Form 10-Q with the Securities and Exchange Commission. Financial and other information relating to these operators may be obtained from their public reports.

Tenet Healthcare Corporation

During the year ended December 31, 2003, Tenet Healthcare Corporation (Tenet) leased eight acute care hospitals and one medical office building from us. Revenue from Tenet properties constituted approximately 16% of our 2003 Revenue Less Operating Expenses. One of the hospital leases is scheduled to expire on May 31, 2005. Tenet can renew that lease for an additional five years by providing notice at least 180 days prior to lease expiration. Tenet exercised five-year extensions on six facility leases - five with terms now set to expire in February 2009 and one now set to expire in May 2009. In October 2003, Tenet assigned the lease for a hospital located in Poplar Bluff, Missouri to Health Management Associates (HMA). HMA is a health care services operator with hospitals concentrated primarily in the southeast and southwest areas of the United States. The lease on that hospital provided for rent of $3,700,000 for 2003 and has a lease term set to expire in February 2009. As of December 31, 2003, we have an investment of $423,773,000 in the remaining seven facilities leased to Tenet.

One of our hospitals located in Tarzana, California, and operated by Tenet under a lease expiring in February 2009 is affected by State of California Senate Bill 1953 (SB 1953), which requires certain seismic safety building standards for acute care hospital facilities. We are currently reviewing, along with Tenet, the SB 1953 compliance of this hospital, multiple plans of action to cause such compliance, the estimated time for completing the same and the cost of performing necessary remediation of the property. We cannot currently estimate the potential costs of SB 1953 compliance with respect to the affected hospital or the final allocation of such costs between Tenet and us. Rent on the hospital in 2003 was $10.8 million and the net book value is $81 million.

Tenet announced its adoption of new policies, as of January 1, 2003, for calculating Medicare reimbursement for patients who require high cost treatments (outlier payments) which has led to reduced revenues at certain of its hospitals. Cash flow coverage of rents for the Tenet hospitals was 4.3 for the twelve months ended September 30, 2003. This is down from a coverage level of 5.1 for the twelve months ended September 30, 2002.

According to public disclosures by Tenet, Tenet is undergoing an investigation by the Securities and Exchange Commission relating to its billing practices and financial disclosures; the United States Department of Justice is suing Tenet over Medicare fraud allegations; the U.S. Attorney’s office is investigating Tenet’s use on physician relocation agreements, certain contractual matters related to physicians and others and Medicare outlier payments; a federal grand jury has returned an indictment accusing a subsidiary of Tenet of illegal use of physician relocation agreements; the Internal Revenue Service has assessed a $157 million tax deficiency with interest of $118 million as of September 30, 2003 against Tenet; the United States Senate Finance Committee is investigating Tenet’s corporate governance practices with respect to federal health care programs; Tenet is litigating several federal securities class action and shareholder derivative suits and several state law actions; Tenet is litigating a qui tam action in Florida regarding alleged illegal kickbacks; the United States Department of Health and Human Services is investigating Tenet’s relationship with the Women’s Cancer Center; a former executive of Tenet received a $148 million judgment against Tenet for certain stock incentive awards; and Tenet is subject to other federal and state investigations regarding its business practices. Tenet is responding to a Justice Department subpoena regarding the outlier payments at the Company’s Tarzana facility.

On March 9, 2004, Tenet announced that it amended its Bank Credit Agreement which reduced the aggregate commitments available under the Revolving Credit Facility, including funded loans and letters of credit, from $1,200,000,000 to $800,000,000 with a limit on funded loans of $500,000,000 and letters of credit of $300,000,000. Tenet also announced that currently there are no funded loans and $215,000,000 of letters of credit are outstanding.

We cannot predict the impact, if any, that these recent developments may have on individual hospital performances and the related lease payments due to us by Tenet. The failure or inability of Tenet to pay its obligations to us could materially reduce our revenues and net income, which could in turn reduce the amount of dividends we pay to our stockholders and cause our stock price to decline.

HealthSouth Corporation

During 2003, 5% of our 2003 Revenue Less Operating Expenses was generated from facilities leased to HealthSouth Corporation (HealthSouth), primarily from nine rehabilitation hospitals. In March 2003, the Securities and Exchange Commission charged HealthSouth and its former chief executive officer with inflating earnings and overstating assets and as a result HealthSouth has announced that its previous financial statements should not be relied upon. HealthSouth has announced that it is undergoing a financial audit and forensic examination to assess the accuracy of its financial information. In October 2003, HealthSouth announced that it paid its semi-annual interest payments to bondholders and announced its intention to remain current on all interest payments. On January 16, 2004, HealthSouth announced the refinancing of a Subordinated Debt Issue and that it is now current on all of its outstanding principal and interest payments due under HealthSouth’s various borrowing agreements. The nine rehabilitation hospitals leased by HealthSouth have an average remaining lease term of four years not taking into account renewal options. The average age of these hospitals is 14 years. Fourth quarter 2003 occupancy for the nine facilities, as provided by HealthSouth, ranged from 58% to 99%, with an average occupancy of 75%. HealthSouth is current on rent payments through March 2004.

Joint Ventures

Consolidated Joint Ventures

At December 31, 2003, we had varying percentage interests in several limited liability companies and partnerships that together own 193 facilities and one mortgage, as follows:

•	A 15% interest in HCPI Tennessee, LLC which owns eight medical office buildings that were acquired as part of the MedCap transaction previously described.

•	A 77% interest in Health Care Property Partners which owns two hospitals, 18 long-term care facilities and has one mortgage on a long-term care facility.

•	Interests of between 90% and 97% in six partnerships (HCPI/San Antonio Ltd. Partnership, HCPI/Colorado Springs Ltd. Partnership, HCPI/Little Rock Ltd. Partnership, HCPI/Kansas Ltd. Partnership, Fayetteville Health Associates Ltd. Partnership and Wichita Health Associates Ltd. Partnership), each of which was formed to own a hospital.

•	A 90% interest in HCPI Indiana, LLC which owns six medical office buildings.

•	A 67% interest in HCPI Utah, LLC which owns 18 medical office buildings.

•	A 56% interest in HCPI Utah II, LLC which owns seven medical office buildings, seven health care facilities and is constructing one additional health care facility .

Unconsolidated Joint Ventures

•	A 33% interest in HCP Medical Office Portfolio, LLC which owns 100 medical office buildings. Five additional medical office buildings are expected to be acquired by the joint venture when their construction is completed.

•	An 80% interest in five limited liability companies (Vista-Cal Associates, LLC; Statesboro Associates, LLC; Ft. Worth-Cal Associates, LLC; Perris-Cal Associates, LLC; and Louisiana-Two Associates, LLC) which own a total of six long-term care facilities.

•	A 45% - 50% interest in each of four limited liability companies (Seminole Shores Living Center, LLC – 50%; Edgewood Assisted Living Center, LLC – 45%; Arborwood Living Center, LLC – 45%; and Greenleaf Living Center, LLC – 45%) each owning an assisted living facility.

•	A 9.8% interest in five limited liability companies (ARC Richmond Place Real Estate Holdings, LLC; ARC Holland Real Estate Holdings, LLC; ARC Sun City Real Estate Holdings, LLC; ARC Lake Seminole Square Real Estate Holdings, LLC; and ARC Brandywine Real Estate Holdings, LLC) which own a total of five retirement living communities.

Taxation of HCP

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

There presently are two gross income requirements. First, at least 75% of our gross income (excluding gross income from “prohibited transactions” as defined below) for each taxable year must be derived directly or indirectly from investments relating to real property or mortgages on real property or from certain types of temporary investment income. Second, at least

95% of our gross income (excluding gross income from prohibited transactions) for each taxable year must be derived from income that qualifies under the 75% test and all other dividends, interest and gain from the sale or other disposition of stock or securities. A “prohibited transaction” is a sale or other disposition of property (other than foreclosure property) to be sold to customers in the ordinary course of business.

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

Government Regulation

The health care industry is heavily regulated by federal, state and local laws. This government regulation of the health care industry affects us because:

(1)	The financial ability of tenants and mortgagors to make rent and debt payments to us may be affected by governmental regulations such as licensure, certification for participation in government programs, and government reimbursement, and

(2)	Our additional rents are often based on our tenants’ gross revenue from operations, which in turn are affected by the amount of reimbursement such tenants receive from the government.

These laws and regulations are subject to frequent and substantial changes resulting from legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing law. These changes may have a dramatic effect on the definition of permissible or impermissible activities, the relative costs associated with doing business and the amount of reimbursement by both government and other third-party payors. These changes may be applied retroactively. The ultimate timing or effect of these changes cannot be predicted. The failure of any tenant or borrower to comply with such laws, regulations and requirements could affect its ability to operate its facility or facilities and could adversely affect such tenant’s or borrower’s ability to make debt or lease payments to us.

Fraud and Abuse Laws. There are various federal and state laws prohibiting fraud and abusive business practices by health care providers who participate in, receive payments from or are in a position to make referrals in connection with a government-sponsored health care program, including, but not limited to the Medicare and Medicaid programs. These include:

•	The Federal Anti-Kickback Statute, which prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, the referral of Medicare and Medicaid patients.

•	The Federal Physician Self-Referral Prohibition (Stark), which restricts physicians who have financial relationships with health care providers from making referrals for certain designated health services for which payment may be made under Medicare or Medicaid programs to an entity with which the physician (or an immediate family member) has a financial relationship.

•	The False Claims Act, which prohibits any person from knowingly presenting false or fraudulent claims for payment to the federal government (including the Medicare and Medicaid programs).

•	The Civil Monetary Penalties Law, which is imposed by the Department of Health and Human Services for fraudulent acts.

Each of these laws include criminal and/or civil penalties for violations that range from punitive sanctions, damage assessments, penalties, imprisonment, denial of Medicare and Medicaid payments, and/or exclusion from the Medicare and Medicaid programs. Imposition of any of these types of penalties on our tenants or borrowers could result in a material adverse effect on their operations, which could adversely affect our business. Additionally, certain laws, such as the False Claims Act, allow for individuals to bring qui tam (or whistleblower) actions on behalf of the government for violations of fraud and abuse laws. Some Medicare fiscal intermediaries (private companies that contract with CMS to administer the Medicare program) have also increased scrutiny of cost reports filed by long-term care providers.

Many states have adopted or are considering legislative proposals similar to these fraud and abuse laws. Further, under Operation Restore Trust, a major anti-fraud demonstration project, the Office of Inspector General of the U.S. Department of Health and Human Services, in cooperation with other federal and state agencies, has focused on the activities of skilled nursing facilities, home health agencies, hospices and durable medical equipment suppliers in certain states, including California, in which we have properties. Due to the success of Operation Restore Trust, the project has been expanded to numerous other states and to additional providers, including providers of ancillary nursing home services.

In December of 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act established an 18-month moratorium on the “whole hospital exception” to the Stark law, whereby physicians have been permitted to refer patients for Designated Health Services to hospitals in which they have an ownership interest. The moratorium removes specialty hospitals from the “whole hospital exception.” Specialty hospitals include hospitals primarily or exclusively engaged in the care and treatment of cardiac conditions or orthopedic conditions, or hospitals that perform certain surgical procedures. Specialty hospitals in operation or under development as of November 18, 2003 are grandfathered under the moratorium. The Act requires that MedPAC, an independent federal body established to advise Congress on issues affecting the Medicare program, and HHS conduct studies on the costs of service, utilization, quality of care and financial impact of specialty hospitals and their physician owners relative to community hospitals, particularly nonprofits. These studies may result in legislation extending the moratorium or further restricting hospital ownership by physicians.

We have no knowledge that would lead us to believe that any of the other facilities in which we have investments are not in substantial compliance with the various regulatory requirements applicable to them, although there can be no assurance that the operators are in compliance or will remain in compliance in the future.

Licensure Risks. Most health care facilities must obtain a license from the state in which they operate. Failure to obtain licensure or loss of licensure would prevent a facility from providing health care services on the premises. These events could adversely affect the facility operator’s ability to make rent and debt payments. State and local laws also may regulate expansion, including the addition of new beds or services or acquisition of medical equipment, and occasionally the contraction of health care facilities by requiring certificate of need or other similar approval programs.

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

Although the mortgage loans that we provide and leases covering our properties require the borrower and the tenant to indemnify us for certain environmental liabilities, the scope of such obligations may be limited and we cannot assure that any such borrower or tenant would be able to fulfill its indemnification obligations.

The Federal Medicare and Medicaid Programs. Sources of revenue for tenants and mortgagors may include the federal Medicare program, state Medicaid programs, private insurance carriers, health care service plans and health maintenance organizations, among others. Efforts to reduce costs by these payors will likely continue, which may result in reduced or slower growth in reimbursement for certain services provided by some of our operators. In addition, the failure of any of our operators to comply with various laws and regulations could jeopardize their certification and their ability to continue to participate in the Medicare and Medicaid programs.

State Medicaid Programs. Medicaid programs differ from state to state but they are all subject to federally-imposed requirements. At least 50% of the funds available under these programs is provided by the federal government under a matching program. Medicaid programs generally pay for acute and rehabilitative care based on reasonable costs at fixed rates; long-term care facilities are generally reimbursed using fixed daily rates. Medicaid payments are generally below retail rates for tenant-operated facilities. Increasingly, states have introduced managed care contracting techniques in the administration of Medicaid programs. Such mechanisms could have the impact of reducing utilization of and reimbursement to facilities. Other third party payors in various states and areas base payments on costs, retail rates or, increasingly, negotiated rates. Negotiated rates can include discounts from normal charges, fixed daily rates and prepaid capitated rates.

Entrance Fee Communities. Certain of the facilities mortgaged to or owned by us are operated as entrance fee communities. Generally, an entrance fee is an upfront fee or consideration paid by a resident in exchange for some form of long-term benefit. Some of the entrance fee communities are subject to significant state regulatory oversight, including, for example, oversight of each facility’s financial condition, establishment and monitoring of reserve requirements and other financial restrictions, the right of residents to cancel their contracts within a specified period of time, lien rights in favor of the residents, restrictions on change of ownership and similar matters. Such oversight and the rights of residents within these entrance fee communities may have an effect on the revenue or operations of the operators of such facilities and therefore may adversely impact us.

Health Care Facilities. The health care facilities in our portfolio, including long-term care facilities, acute care hospitals, assisted living facilities, physician group practice clinics and rehabilitation hospitals, are subject to extensive federal, state and local licensure, certification and inspection laws and regulations. Failure to comply with any of these laws could result in loss of accreditation, denial of reimbursement, imposition of fines, suspension or decertification from federal and state health care programs, loss of license or closure of the facility. Such actions may have an effect on the revenue of the operators of properties owned by or mortgaged to us and therefore adversely impact us.

Senate Bill 1953. California hospitals are subject to State Senate Bill 1953 (SB 1953), which requires certain seismic safety building standards for acute care hospital facilities. A hospital located in Tarzana, California, and leased by Tenet is affected by SB 1953. As a result, we and Tenet are evaluating the effects of compliance with SB 1953, including the costs of remediation, time for completion, structural and financial feasibility of repairs. We cannot currently estimate the potential costs of SB 1953 compliance on this hospital or the final allocation of costs with respect to us and our tenants.

Nurse-Staffing Ratios. On January 1, 2004, a California law became effective mandating specific minimum nurse staffing ratios for acute care hospitals. As a result of this requirement, hospital labor costs will be materially increased. Facilities may also be forced to limit patient admissions due to an inability to hire the necessary number of nurses to meet the required ratio, which affects net operating revenue. It is unclear the extent to which compliance with these nurse staffing ratios in California may adversely affect hospital operators in California.

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

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law on December 8, 2003. The law provides, among other things, prescription drug benefits for the elderly and individuals with disabilities through subsidies and discounts, and establishes drug payment methodologies and drug reimportation requirements. As discussed above, the Act affects the “whole hospital exception” to the Stark law. The Act also makes significant changes to payment provisions under Medicare Parts A and B and Medicaid. Hospitals may experience an increase in revenue due to expanded opportunities for wage index reclassifications, expanded coverage of device trials, reduction in thresholds to qualify for the new technology add-on payment, inpatient prospective payment systems updates, and other provisions. Critical access hospitals, rural referral centers, low-volume hospitals and disproportionate share hospitals in particular will receive increased payments and adjustments under the Act. However, certain outpatient drug reimbursements to hospitals may be reduced. We cannot predict how our operators will fare under the Act until implementing regulations are issued to provide further guidance. Interim final regulations for certain provisions became effective on January 1, 2004, and the Center for Medicare and Medicaid Services set implementation dates for many provisions in 2004.

In addition to the reforms enacted and considered by Congress from time to time, state legislatures periodically consider various health care reform proposals. Congress and state legislatures can be expected to continue to review and assess alternative health care delivery systems, new regulatory enforcement initiatives, and new payment methodologies.

We believe that government and private efforts to contain or reduce health care costs will continue. These trends are likely to lead to reduced or slower growth in reimbursement for certain services provided by some of our tenants and mortgagors. We believe that the vast nature of the health care industry, the financial strength and operating flexibility of our operators and the diversity of our portfolio will mitigate the impact of any such diminution in reimbursements. However, we cannot predict what legislation will be adopted, and no assurance can be given that the health care reforms will not have a material adverse effect on our financial condition or results of operations.

Legal Entities

We conduct our business through various legal entities, including the following at December 31, 2003:

100% owned	Consolidated Joint Ventures	Unconsolidated Joint Ventures

HCPI Mortgage Corp.	Health Care Property Partners	Vista-Cal Associates, LLC
Texas HCP G.P., Inc.	HCPI/Colorado Springs Ltd. Partnership	Perris-Cal Associates, LLC
Texas HCP, Inc.	HCPI Indiana, LLC	Statesboro Associates, LLC
Texas HCP Medical G.P., Inc.	HCPI Kansas Ltd. Partnership	Ft. Worth-Cal Associates, LLC

HCPI Trust	HCPI/Little Rock Ltd. Partnership	Louisiana-Two Associates, LLC
HCPI Knightdale, Inc.		Seminole Shores Living Center, LLC
Meadowdome LLC	Fayetteville Health Associates Ltd. Partnership	Edgewood Assisted Living Center, LLC
AHE of Somerville, Inc.	Wichita Health Associates Ltd. Partnership	Arborwood Living Center, LLC
AHP of Nevada, Inc.		Greenleaf Living Center, LLC
AHP of Washington, Inc.	HCPI/Tennessee, LLC	ARC Richmond Place Real Estate Holdings, LLC

HCP Medical Office Buildings I, LLC	HCPI/San Antonio Ltd. Partnership	ARC Holland Real Estate Holdings, LLC
HCP Medical Office Buildings II, LLC	HCPI/Utah, LLC	ARC Sun City Real Estate Holdings, LLC
HCPI Investments, Inc.	HCPI/Utah II, LLC	ARC Lake Seminole Square Real Estate Holdings, LLC
Indiana HCP G.P., Inc.		ARC Brandywine Real Estate Holdings, LLC
Indiana HCP I, Inc.		HCP Medical Office Portfolio, LLC
Indiana HCP II, Inc.
Indiana HCP, L.P.
Health Care Investors, III
Texas HCP Holding, L.P.
Texas HCP Medical Office Buildings, L.P.
HCPI Idaho Falls LLC
Tampa HCP, LLC
Jackson HCP, LLC
HCPI Indiana
Birmingham HCP, LLC
HCP MOP Member, LLC

RISK FACTORS

You should carefully consider the risks described below as well as the risks described in “Government Regulation” and “Health Care Reform” and elsewhere in this report before making an investment decision in our company. The risks and uncertainties described herein are not the only ones facing us and there may be additional risks that we do not presently know of or that we currently consider not likely to have a significant impact. All of these risks could adversely affect our business, financial condition, results of operations and cash flows.

If our tenants and mortgagors are unable to operate our properties in a manner sufficient to generate income, they may be unable to make rent and loan payments to us.

The health care industry is highly competitive and we expect that it may become more competitive in the future. Our tenants and mortgagors are subject to competition from other health care providers that provide similar health care services, which competition has been intensified due to overbuilding in some segments in which we operate causing a slow-down in the fill-rate of newly constructed buildings and a reduction in the monthly rate many newly built and previously existing facilities were able to obtain for their services. The profitability of health care facilities depends upon several factors, including the number of physicians using the health care facilities or referring patients there, competitive systems of health care delivery and the size and composition of the population in the surrounding area. Private, federal and state payment programs and the effect of other laws and regulations may also have a significant influence on the revenues and income of the properties. If our tenants and mortgagors are not competitive with other health care providers and are unable to generate income, they may be unable to make rent and loan payments to us.

Decline in the assisted living sector may have significant adverse consequences to us.

The assisted living industry has been challenged by overbuilding, slow fill-up rates, rising insurance costs and higher operating costs associated with increased acuity of residents. These challenges have had, and are expected to continue to have, an adverse effect on our assisted living facilities and facility operators.

Decline in the long-term care sector may have significant adverse consequences to us.

Certain of our long-term care operators and facilities continue to experience operating problems in part due to a national nursing shortage, increased liability insurance costs, and low levels of Medicaid reimbursement in certain states. Due to economic challenges facing many states, nursing homes will likely continue to be under-funded. Some states, such as California, have proposed to reduce Medicaid reimbursement to nursing home providers. These challenges have had, and are expected to continue to have, an adverse effect on our long-term care facilities and facility operators.

If we are unable to purchase suitable health care facilities at a favorable cost of capital, we will be unable to continue to grow.

The acquisition and financing of health care facilities at favorable costs is highly competitive. As a result of REITs being required to make dividend distributions and, thus, retain little capital for growth, we can only grow through the steady investment of new capital into real estate assets. If we cannot identify and purchase a sufficient quantity of health care facilities at favorable prices, or if we are unable to finance such acquisitions on commercially favorable terms, our business will suffer.

Unforeseen costs associated with the acquisition of new properties could reduce our profitability.

Our business strategy contemplates future acquisitions. The acquisitions we make may not prove to be successful. We might encounter unanticipated difficulties and expenditures relating to any acquired properties, including contingent liabilities. Further, newly acquired properties might require significant management attention that would otherwise be devoted to our ongoing business. We might never realize the anticipated benefits of an acquisition, which could adversely affect our profitability.

The bankruptcy, insolvency or financial deterioration of our facility operators could significantly delay our ability to collect unpaid rents or require us to find new operators.

Our financial position and our ability to make distributions to our stockholders may be adversely affected by financial difficulties experienced by any of our major operators, including bankruptcy, insolvency or a general downturn in the business, or in the event any of our major operators do not renew or extend their relationship with us as their lease terms expire.

We are exposed to the risk that our operators may not be able to meet their obligations, which may result in their bankruptcy or insolvency. Although our leases and loans provide us the right to terminate an investment, evict an operator, demand immediate repayment and other remedies, the bankruptcy laws afford certain rights to a party that has filed for bankruptcy or reorganization. An operator in bankruptcy may be able to restrict our ability to collect unpaid rents or interest during the bankruptcy proceeding.

Tenet Healthcare Corporation accounts for 16% of our Revenues Less Operating Expenses and is currently under investigation by several governmental entities.

During 2003, Tenet Healthcare Corporation accounted for 16% of our Revenues Less Operating Expenses. According to public disclosures by Tenet, Tenet is undergoing an investigation by the Securities and Exchange Commission relating to its billing practices and financial disclosures; the United States Department of Justice is suing Tenet over Medicare fraud allegations; the U.S. Attorney’s office is investigating Tenet’s use of physician relocation agreements, certain contractual matters related to physicians and others and Medicare outlier payments; a federal grand jury has returned an indictment accusing a subsidiary of Tenet of illegal use of physician relocation agreements; the Internal Revenue Service has assessed a $157 million tax deficiency with interest of $118 million as of September 30, 2003 against Tenet; the United States Senate Finance Committee is investigating Tenet’s corporate governance practices with respect to federal health care programs; Tenet is litigating several federal securities class action and shareholder derivative suits and several state law actions; Tenet is litigating a qui tam action in Florida regarding alleged illegal kickbacks; the United States Department of Health and Human Services is investigating Tenet’s relationship with the Women’s Cancer Center; a former executive of Tenet received a $148 million judgment against Tenet for certain stock incentive awards; and Tenet is subject to other federal and state investigations regarding its business practices. Tenet is responding to a Justice Department subpoena regarding the outlier payments at the Company’s Tarzana facility.

On March 9, 2004, Tenet announced that it amended its Bank Credit Agreement which reduced the aggregate commitments available under the Revolving Credit Facility, including funded loans and letters of credit, from $1,200,000,000 to $800,000,000 with a limit on funded loans of $500,000,000 and letters of credit of $300,000,000. Tenet also announced that currently there are no funded loans and $215,000,000 of letters of credit are outstanding.

We cannot predict the impact, if any, that these recent developments may have on individual hospital performances and the related lease payments due to us by Tenet. The failure or inability of Tenet to pay its obligations to us could materially reduce our revenue and net income, which could in turn reduce the amount of dividends we pay to our stockholders and cause our stock price to decline.

Loss of our tax status as a real estate investment trust would have significant adverse consequences to us.

We currently operate and have operated commencing with our taxable year ended December 31, 1985 in a manner that is intended to allow us to qualify as a real estate investment trust for federal income tax purposes under the Internal Revenue Code of 1986, as amended.

Qualification as a real estate investment trust involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a real estate investment trust. For example, in order to qualify as a real estate investment trust, at least 95% of our gross income in any year must be derived from qualifying sources, and we must satisfy a number of requirements regarding the composition of our assets. Also, we must make distributions to stockholders aggregating annually at least 90% of our real estate investment trust taxable income, excluding capital gains. In addition, new legislation, regulations, administrative interpretations or court decisions may adversely affect our investors or our ability to qualify as a real estate investment trust for tax purposes. Although we believe that we have been organized and have operated in such manner, we can give no assurance that we have qualified or will continue to qualify as a REIT for tax purposes.

If we lose our real estate investment trust status, we will face serious tax consequences that will substantially reduce the funds available to make payments of principal and interest on the debt securities we issue and to make distributions to our stockholders. If we fail to qualify as a real estate investment trust:

•	we would not be allowed a deduction for distributions to stockholders in computing our taxable income and would be subject to federal income tax at regular corporate rates;

•	we also could be subject to the federal alternative minimum tax and possibly increased state and local taxes; and

•	unless we are entitled to relief under statutory provisions, we could not elect to be subject to tax as a real estate investment trust for four taxable years following the year during which we were disqualified.

In addition, if we fail to qualify as a real estate investment trust, all distributions to stockholders would be subject to tax as regular corporate dividends to the extent of our current and accumulated earnings and profits and we would not be required to make distributions to stockholders.

As a result of all these factors, our failure to qualify as a real estate investment trust also could impair our ability to expand our business and raise capital, and could adversely affect the market value of our securities.

Tax law changes may adversely affect our stock price.

The federal income tax laws governing REITs and other corporations or the administrative interpretations of those laws may be amended at any time. Any new laws or interpretations may take effect retroactively and could adversely affect our stock price. The current maximum tax rate for non-corporate taxpayers for certain “qualified” dividends has generally been reduced from 38.6% to 15% (for taxable years beginning after December 31, 2002). In general, dividends payable by REITs are not eligible for the reduced tax rate on corporate dividends, except to the extent the REIT’s dividends are attributable to dividends received from taxable corporations (such as our taxable REIT subsidiaries), to income that was subject to tax at the corporate/REIT level or to dividends properly designated by us as “capital gain dividends.” Although these tax rate changes do not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable treatment of regular corporate dividends could cause investors who are individuals to consider stock of other corporations that pay dividends to be more attractive relative to stock of REITs, which may adversely effect our stock price and our ability to raise additional capital.

Our operators are faced with increased litigation and rising insurance costs that may affect their ability to pay their lease or mortgage payments.

In some states, advocacy groups have been created to monitor the quality of care at health care facilities, and these groups have brought litigation against operators. Also, in several instances, private litigation by patients has succeeded in winning very large damage awards for alleged abuses. The effect of this litigation and potential litigation has been to materially increase the costs of monitoring and reporting quality of care compliance incurred by our tenants. In addition, the cost of liability and medical malpractice insurance has increased and may continue to increase so long as the present litigation environment affecting the operations of health care facilities continues. Continued cost increases could cause our tenants to be unable to pay their lease or mortgage payments, potentially decreasing our revenue and increasing our collection and litigation costs. Moreover, to the extent we are required to take back the affected facilities, our revenue from those facilities could be reduced or eliminated for an extended period of time.

We rely on external sources of capital to fund future capital needs, and if our access to such capital is difficult or on commercially unreasonable terms, we may not be able to meet maturing commitments or make future investments necessary to grow our business.

In order to qualify as a REIT under the Internal Revenue Code, we are required, among other things, each year to distribute to our stockholders at least 90% of our REIT taxable income. Because of this distribution requirement, we may not be able to fund all future capital needs, including capital needs in connection with acquisitions, from cash retained from operations. As a result, we rely on external sources of capital. If we are unable to obtain needed capital at all or only on unfavorable terms from these sources, we might not be able to make the investments needed to grow our business, or to meet our obligations and commitments as they mature, which could negatively affect the ratings of our debt and even, in extreme circumstances, affect our ability to continue operations. Our access to capital depends upon a number of factors over which we have little or no control, including general market conditions and the market’s perception of our growth potential and our current and potential future earnings and cash distributions and the market price of the shares of our capital stock.

Since real estate investments are illiquid, we may not be able to sell properties when we desire.

Real estate investments generally cannot be sold quickly. We may not be able to vary our portfolio promptly in response to vacancies or economic conditions. This inability to respond to changes in the performance of our investments could adversely affect our ability to service debt and make distributions to our stockholders. In addition, there are limitations under the federal income tax laws applicable to REITs that may limit our ability to recognize the full economic benefit from a sale of our assets.

Transfers of health care facilities generally require regulatory approvals and alternative uses of health care facilities are limited.

Because transfers of health care facilities may be subject to regulatory approvals not required for transfers of other types of commercial operations and other types of real estate, there may be delays in transferring operations of our facilities to successor tenants or we may be prohibited from transferring operations to a successor tenant. In addition, substantially all of our properties are health care facilities that may not be easily adapted to non-health care related uses. If we are unable to transfer properties at times opportune to us, our revenue and operations may suffer.

Some potential losses may not be covered by insurance.

We require our tenants and mortgagors to secure and maintain comprehensive liability and property insurance that covers us, as well as the tenants or mortgagors on all of our properties. Some types of losses, however, either may be uninsurable or too expensive to insure against. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property. In such an event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. We cannot assure you that material losses in excess of insurance proceeds will not occur in the future.

Item 2.	PROPERTIES

We are organized to invest in income-producing health care related facilities. In evaluating potential investments, including making loans, we consider such factors as:

•	The geographic area, type of property and demographic profile;

•	Our cost of capital;

•	The location, construction quality, condition and design of the property;

•	The expertise and reputation of the operator;

•	The current and anticipated cash flow and its adequacy to meet operational needs and lease obligations;

•	Whether the rent provides a competitive market return to our investors;

•	The potential for capital appreciation;

•	The tax laws related to real estate investment trusts;

•	The regulatory and reimbursement environment in which the properties operate;

•	Occupancy and demand for similar health facilities in the same or nearby communities;

•	An adequate mix between private and government sponsored patients at health facilities;

•	Potential alternative uses of the facilities;

•	Prospects for liquidity through financing or refinancing; and

•	The availability of qualified property managers or whether we can manage the property.

The following table reflects certain property information and includes properties in which we invest directly, as well as through joint ventures and mortgage loans (Dollar amounts in thousands).

Facility Location	Number of Facilities	Capacity (1)		Total Investment (2)	Average Occupancy (3)	Revenue	Operating Expenses (4)	Revenue Less Operating Expenses (4)

Hospitals:		(Beds	)
Arizona	3	118		$12,255	68.8%	$2,478	—	$2,478
Arkansas	2	120		20,976	70.2	3,166	—	3,166
California	4	828		227,274	59.8	29,611	—	29,611
Florida	2	312		81,219	70.6	9,786	—	9,786
Kansas	2	145		27,049	64.8	3,737	—	3,737
Louisiana	2	325		32,391	41.0	5,428	—	5,428
South Carolina	2	174		23,000	25.3	3,032	—	3,032
Texas	6	401		77,464	57.9	8,875	—	8,875
Other (8 States)	8	1,084		292,593	64.7	32,839	—	32,839

Total Hospitals	31	3,507		794,221	60.1	98,952	—	98,952

Long-Term Care Facilities:		(Beds	)
Arizona	3	286		10,688	69.0	1,265	—	1,265
Arkansas	6	582		10,990	52.1	1,054	—	1,054
California	14	1,420		37,472	88.8	4,891	—	4,891
Colorado	7	1,055		38,816	81.7	4,994	—	4,994
Florida	8	930		33,728	94.5	5,503	—	5,503
Georgia	3	308		6,147	90.4	469	—	469
Indiana	34	4,243		160,562	78.8	18,776	—	18,776
Kansas	3	299		11,336	95.0	970	—	970
Kentucky	6	455		17,155	90.6	2,264	—	2,264
Louisiana	2	235		5,661	84.5	557	—	557
Maryland	3	438		23,023	82.3	1,765	—	1,765
Massachusetts	4	495		13,569	85.0	2,352	—	2,352
Michigan	5	574		18,905	91.3	1,829	—	1,829
Nevada	2	266		13,100	91.9	1,754	—	1,754
North Carolina	9	1,066		33,728	90.1	3,530	—	3,530
Ohio	12	1,543		55,585	76.7	8,521	—	8,521
Oklahoma	8	1,024		23,166	69.8	1,147	—	1,147
Tennessee	13	2,192		61,319	82.0	11,004	—	11,004
Texas	10	1,259		37,796	72.7	4,270	—	4,270
Washington	2	252		9,046	70.0	192	—	192
Wisconsin	7	1,009		25,351	72.1	3,159	—	3,159
Other (12 States)	12	1,444		38,916	74.2	5,266	—	5,266

Total Long-Term Care Facilities	173	21,375		686,059	81.0	85,532	—	85,532

Facility Location	Number of Facilities	Capacity (1)	Total Investment (2)	Average Occupancy (3)	Revenue	Operating Expenses (4)	Revenue Less Operating Expenses (4)
		(Units)

Assisted and Retirement Living:
Alabama	2	152	$9,985	35.4%	$559	$559	$—
Arizona	4	617	37,341	79.5	1,852	—	1,852
California	9	700	39,138	85.4	5,815	—	5,815
Florida	18	2,809	125,633	83.3	14,972	2,638	12,334
Georgia	2	119	3,513	67.9	371	—	371
Idaho	2	124	4,512	98.6	563	—	563
Indiana	5	417	15,982	67.4	1,433	—	1,433
Kansas	3	286	23,490	66.8	934	—	934
Louisiana	3	240	17,376	84.1	1,788	—	1,788
Maine	2	102	7,177	65.8	608	—	608
Michigan	4	770	27,804	84.9	5,414	—	5,414
New Jersey	4	279	21,615	82.9	2,379	—	2,379
New Mexico	2	285	17,506	85.1	2,332	—	2,332
North Carolina	3	230	13,673	85.7	1,505	—	1,505
Ohio	3	375	20,351	66.3	2,450	—	2,450
Pennsylvania	3	532	49,177	91.6	9,864	—	9,864
South Carolina	6	650	44,636	78.8	4,497	—	4,497
Tennessee	2	127	3,727	77.4	970	970	—
Texas	29	2,874	234,067	84.8	18,453	—	18,453
Washington	4	320	14,625	88.6	2,025	—	2,025
Other (14 States)	14	1,360	90,710	87.1	8,040	277	7,763

Total Assisted and Retirement Living	124	13,368	822,038	83.1	86,824	4,444	82,380

		(Sq. Ft.)
Medical Office Buildings (Excluding HCP MOP):
Arizona	9	312,000	53,810	62.1	4,282	2,031	2,251
California	11	600,000	126,514	94.2	16,226	4,869	11,357
Florida	6	188,000	26,503	86.9	2,545	937	1,608
Indiana	13	689,000	73,662	93.0	13,023	6,714	6,309
Minnesota	2	142,000	23,578	100.0	4,475	2,050	2,425
Nevada	2	213,000	47,728	100.0	4,915	52	4,863
New Jersey	2	216,000	31,838	95.8	5,097	2,473	2,624
Tennessee	5	429,000	39,105	92.6	2,738	460	2,278
Texas	9	793,000	92,916	96.2	12,459	2,881	9,578
Utah	21	907,000	124,814	97.6	15,532	3,943	11,589
Other (11 States)	11	716,000	119,792	97.9	16,283	4,332	11,951

Total Medical Office Buildings	91	5,205,000	760,260	93.6	97,575	30,742	66,833

Facility Location	Number of Facilities	Capacity (1)	Total Investment (2)	Average Occupancy (3)	Revenue	Operating Expenses (4)	Revenues Less Operating Expenses (4)
		(Sq. Ft.)
Other Health Care Facilities:
California	2	191,000	$45,842	100.0%	$5,824	$1,105	$4,719
Connecticut	3	137,000	8,164	100.0	961	—	961
Florida	5	85,000	11,381	100.0	1,356	252	1,104
Rhode Island	2	75,000	4,274	100.0	520	—	520
Tennessee	3	114,000	14,719	100.0	1,494	41	1,453
Utah	8	510,000	70,690	100.0	8,463	2,076	6,387
Wisconsin	5	180,000	20,195	100.0	2,093	—	2,093
Other (2 States)	2	59,000	7,010	100.0	782	34	748

Total Other Health Care Facilities	30	1,351,000	182,275	100.0	$21,493	$3,508	$17,985

HCP MOP	105	5,779,000	$181,751	84.0%	$4,185	—	$4,185

Other Revenue	—	—	—	—	5,622	—	5,622

Total Portfolio	554	—	$3,426,604	—	$400,183	$38,694	$361,489

(1)	Hospitals and long-term care facilities are measured by licensed bed count. Assisted living and retirement facilities are apartment-like facilities and are therefore stated in units (studio, one or two bedroom apartments). Medical office buildings and other health care facilities are measured in square feet.

(2)	Represents the historical cost of our real estate investments and the net book value of our unconsolidated joint ventures and secured loans receivable. Excludes assets to be sold and classified as discontinued operations.

(3)	This information is derived from information provided by our tenants for the most recently provided quarter through September 30, 2003. Excluded are facilities under construction, newly completed facilities under start-up, vacant facilities, and facilities where the data is not available or not meaningful. Occupancy computations are weighted by number of beds/units/square feet. Long-term care facilities are computed using available beds which can sometimes be less than the number of licensed beds a facility may have. All occupancy percentages represent performance by our tenants’ health care operations and occupancy for medical office buildings.

(4)	Since the tenant is responsible for operating expenses under a triple-net lease, management believes revenues are not comparable between property types without deducting our operating expenses for properties leased under gross or modified gross leases.

Item 3.	LEGAL PROCEEDINGS

During 2003, we were not a party to any material legal proceedings.

On March 12, 2004, James G. Reynolds, our Executive Vice President and current Chief Financial Officer, filed a lawsuit against the Company and Kenneth B. Roath, our Chairman, and James F. Flaherty III, our Chief Executive Officer and a director. The lawsuit was filed in Superior Court of California, County of Orange and is styled James G. Reynolds vs. Health Care Property Investors, Inc., Kenneth B. Roath and James Flaherty, III, et al. Reynolds, 52, alleges, among other things, breach of oral contract, promissory fraud, defamation, wrongful constructive termination, infliction of emotional distress and age discrimination. In his complaint, Reynolds claims that he was promised an employment contract providing that, in the event he was terminated in breach of contract, he would receive two years of salary and bonus, and accelerated vesting of all unvested stock options and restricted stock as if he had been employed through and including five years after the date of such termination. Reynolds also claims that he was promised a supplemental executive retirement plan and an enhanced operational role in the Company. He further claims that he is owed $200,000 of unpaid wages relating to an alleged unpaid bonus for 2001 performance. Reynolds seeks unspecified compensatory, consequential and punitive damages relating to his claims. The Company believes that Reynolds’ claims are not meritorious and intends to contest them. Reynolds disagrees with this conclusion.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange. Set forth below for the fiscal quarters indicated are the reported high and low closing prices of our common stock on the New York Stock Exchange. As of March 2, 2004, each shareholder received one additional share of common stock for each share they own resulting from a 2-for-1 stock split announced by the Company on January 22, 2004. The stock split has been reflected in all periods presented.

	2003		2002		2001
	High	Low	High	Low	High	Low
First Quarter	$19.66	$16.68	$20.68	$17.90	$17 1/4	$14 5/8
Second Quarter	21.18	16.76	21.95	19.45	18 7/16	16 1/2
Third Quarter	23.35	20.84	22.25	18.40	19 5/16	16 7/8
Fourth Quarter	25.63	22.52	22.54	18.64	19 1/2	17 9/16

As of March 9, 2004 there were approximately 5,704 stockholders of record and approximately 77,515 beneficial stockholders of our common stock.

It has been our policy to declare quarterly dividends to the common stock shareholders so as to comply with applicable provisions of the Internal Revenue Code governing REITs. The cash dividends per share paid on common stock are set forth below:

	2003	2002	2001
First Quarter	$0.415	$0.400	$0.380
Second Quarter	0.415	0.405	0.385
Third Quarter	0.415	0.410	0.390
Fourth Quarter	0.415	0.415	0.395

HCPI/Utah I. On January 25, 1999, we completed the acquisition of a managing member interest in HCPI/Utah, LLC, a Delaware limited liability company (“HCPI/Utah”), in exchange for a cash contribution of approximately $18,900,000. In connection with this acquisition, several limited liability companies and general partnerships affiliated with The Boyer Company, L.C. (“Boyer”) contributed a portfolio of 14 medical office buildings (including two ground leaseholds associated therewith) to HCPI/Utah with an aggregate equity value (net of assumed debt) of approximately $18,900,000. In exchange for this capital contribution, the contributing entities received 593,247 non-managing member units of HCPI/Utah. At the initial closing, HCPI/Utah was also granted the right to acquire additional medical office buildings. Four additional buildings have been contributed to HCPI/Utah and the contributing entities received 133,134 non-managing member units of HCPI/Utah. An additional 56,489 non-managing member units were received by the contributing entities as a result of earn-outs on certain of the buildings.

The Amended and Restated Limited Liability Company Agreement of HCPI/Utah (the “Agreement”) provides that only we are authorized to act on behalf of HCPI/Utah and that we have responsibility for the management of its business.

The non-managing member units are exchangeable for common stock on a one unit for two shares basis (subject to certain adjustments, such as stock splits and reclassifications) or for an amount of cash equal to the then-current market value of the shares of common stock into which the non-managing member units may be exchanged. HCPI/Utah relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, in connection with the issuance and sale of the non-managing member units. We have registered 1,506,546 shares of our common stock for issuance from time to time in exchange for units.

HCPI/Utah II. On August 17, 2001, we completed the acquisition of a managing member interest in HCPI/Utah, II, LLC, a Delaware limited liability company (“HCPI/Utah II”), in exchange for a cash contribution of approximately $32,800,000. In connection with the acquisition, several limited liability companies and general partnerships affiliated with Boyer, contributed a portfolio of four medical office buildings, five health care laboratory and biotech research facilities (seven of which buildings are owned through ground leasehold interests) and undeveloped land on which a future building was to be constructed to HCPI/Utah

II with an aggregate equity value (net of assumed debt) of approximately $25,700,000. In exchange for this capital contribution, the contributing entities received 738,923 non-managing units of HCPI/Utah II. At the initial closing, HCPI/Utah II was also granted the right to acquire eight additional medical office buildings. Subsequent contributions have resulted in the acquisition of four additional buildings. During 2002, HCPI/Utah II was granted the right to acquire and a new contributing entity contributed one additional medical office building to HCPI/Utah II. In connection with the contribution of these five additional buildings and as a result of earn-outs on certain buildings, the contributing entities have received 257,157 non-managing member units since the initial closing.

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

The non-managing member units are exchangeable for common stock on a one unit for two shares basis (subject to certain adjustments, such as stock splits and reclassifications) or for an amount of cash equal to the then-current market value of the shares of common stock into which the non-managing member units may be exchanged. HCPI/Utah II relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, in connection with the issuance and sale of the non-managing member units. We have registered 1,477,846 shares of our common stock for issuance from time to time in exchange for units.

HCPI/Tennessee. On October 2, 2003, we completed the acquisition of a managing member interest in HCPI/Tennessee, LLC, a Delaware limited liability company (“HCPI/Tennessee”), in exchange for the contribution of property interests with an aggregate equity value (net of assumed debt) of approximately $7,000,000 and $169,000 in cash. In connection with the acquisition, MedCap Properties, LLC contributed certain property interests to HCPI/Tennessee with an aggregate equity value (net of assumed debt) of approximately $48,181,000 In exchange for this capital contribution, MedCap Properties, LLC received 1,064,539 non-managing units of HCPI/Tennessee. MedCap Properties distributed its non-managing member units in HCPI/Tennessee to certain members of management of MedCap Properties, including Charles A. Elcan, who is now an Executive Vice President of HCPI. HCPI/Tennessee also issued 158,395 managing member units to HCPI.

The Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee (the “HCPI/Tennessee Agreement”) provides that only we are authorized to act on behalf of HCPI/Tennessee and that we have responsibility for the management of its business.

Each non-managing member unit of HCPI/Tennessee is redeemable after October 2, 2004 for an amount of cash approximating the then-current market value of two shares of our common stock or, at our option, two shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications). HCPI/Tennessee relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, in connection with the issuance and sale of the non-managing member units.

Item 6.	SELECTED FINANCIAL DATA

Set forth below is our selected financial data as of and for the years ended December 31, 2003, 2002, 2001, 2000 and 1999.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(Dollar amounts in thousands, except per share data)
Income Statement Data:
Total Revenue	$400,183	$349,116	$317,484	$313,980	$210,068
Income From Continuing Operations	155,073	139,756	117,673	113,123	75,624
Net Income Applicable to Common Shares	121,849	112,480	96,266	108,867	78,450
Income From Continuing Operations
Applicable to Common Share (1):
Basic Earnings Per Common Share	0.95	1.00	0.86	0.86	0.73
Diluted Earnings Per Common Share	0.94	0.98	0.86	0.86	0.73
Net Income Applicable to
Common Shares (1):
Basic Earnings Per Common Share	0.98	0.98	0.89	1.07	1.13
Diluted Earnings Per Common Share	0.97	0.96	0.89	1.07	1.13

Balance Sheet Data:
Total Assets	3,035,957	2,748,417	2,431,153	2,394,852	2,464,795
Debt Obligations (2)	1,407,284	1,333,848	1,057,752	1,158,928	1,179,507
Stockholders’ Equity	1,440,617	1,280,889	1,246,724	1,139,283	1,195,662

Other Data:
Dividends Paid	223,231	213,349	190,123	175,079	106,177
Dividends Paid Per Common Share (1)	1.66	1.63	1.55	1.47	1.39

(1)	As of March 2, 2004, each shareholder received one additional share of common stock for each share they own resulting from a 2-for-1 stock split announced by the Company on January 22, 2004. The stock split has been reflected in all periods presented.

(2)	Includes Bank Notes Payable, Senior Notes Payable and Mortgage Notes Payable.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Language Regarding Forward Looking Statements

Statements in this Annual Report that are not historical factual statements are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The statements include, among other things, statements regarding the intent, belief or expectations of Health Care Property Investors, Inc. and its officers and can be identified by the use of terminology such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “should” and other comparable terms or the negative thereof. In addition, we, through our senior management, from time to time make forward looking oral and written public statements concerning our expected future operations and other developments. Readers are cautioned that, while forward looking statements reflect our good faith belief and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties. Actual results may differ materially from the expectations contained in the forward looking statements as a result of various factors. In addition to the factors set forth under “Risk Factors” in this Annual Report, readers should consider the following:

(a)	Legislative, regulatory, or other changes in the health care industry at the local, state or federal level which increase the costs of or otherwise affect the operations of our tenants;

(b)	Changes in the reimbursement available to our tenants and mortgagors by governmental or private payors, including changes in Medicare and Medicaid payment levels and the availability and cost of third party insurance coverage;

(c)	Competition for tenants and mortgagors, including with respect to new leases and mortgages and the renewal or rollover of existing leases;

(d)	Availability of suitable health care facilities to acquire at a favorable cost of capital and the competition for such acquisition and financing of health care facilities;

(e)	The ability of our tenants and mortgagors to operate our properties in a manner sufficient to maintain or increase revenues and to generate sufficient income to make rent and loan payments;

(f)	The financial weakness of operators in the long-term care and assisted living sectors, including the bankruptcies of certain of our tenants, which results in uncertainties in our ability to continue to realize the full benefit of such operators’ leases;

(g)	Changes in tax laws;

(h)	Changes in national or regional economic conditions, including changes in interest rates and the availability and cost of capital; and

(i)	The risk that we will not be able to sell or lease facilities that are currently vacant.

General

Health Care Property Investors, Inc., including its wholly-owned subsidiaries and affiliated joint ventures (HCP), generally acquires health care facilities and leases them on a long-term basis to health care providers. We also lease medical office space to providers and physicians on a shorter term basis. In addition, we provide mortgage financing on health care facilities.

As of December 31, 2003, our portfolio of properties, including those invested in through joint ventures and mortgage loans, consisted of 554 facilities located in 44 states. These facilities are comprised of 31 hospitals, 173 long-term care facilities, 124 assisted living and retirement living facilities, 196 medical office buildings and 30 other health care facilities. Our investment in these properties, which represents the historical cost of our real estate investments and the net book value of our unconsolidated joint ventures and secured loans receivable, was approximately $3.4 billion at December 31, 2003.

Significant Accounting Policies and Estimates

The following are our significant accounting policies and estimates:

Revenue Recognition

Rental revenue from our tenants is our principal source of revenue. We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended. We recognize base rental income on a straight-line basis over the term of the related lease when collectibility is deemed probable. Additional rental income based on a percentage of a tenant’s increased revenue over a specified base period revenue is deferred until the annual (rather than quarterly) base period revenue is exceeded. If we overestimate the collectibility of rental and other income, our financial condition and results of operations could be significantly affected.

Allowance For Doubtful Accounts

We monitor the liquidity and creditworthiness of our tenants on an ongoing basis. Based on these reviews, we have established provisions and maintain an allowance for doubtful accounts for estimated losses resulting from the possible inability of our tenants to make required rent payments. An allowance for doubtful accounts is recorded as required as a charge to operations in our consolidated statements of operations. The total amount of the allowance for doubtful accounts, which represents the cumulative provisions less writeoffs of uncollectible rent, is recorded against tenant and other receivables on our consolidated balance sheets. If we underestimate the required allowances for doubtful accounts our financial condition and results of operations could be significantly affected.

Real Estate Investments

We record the acquisition of real estate at cost and allocate the cost of the acquisition to the acquired tangible assets and intangible assets that arise from contractual or other legal rights, including in-place leases, based on their respective fair values. The fair value for land and buildings is typically based on appraised value and replacement cost as if vacant, respectively. The fair value of in-place leases is determined based on the present value of above or below market rents, tenant origination costs and the net lease income from in-place leases over a reasonable lease-up period.

We compute depreciation on our properties using the straight-line method based on an estimated useful life ranging up to 45 years. We compute depreciation on equipment, tenant improvements and lease costs using the straight-line method and an estimated useful life ranging up to 10 years or the lease term, whichever is appropriate. If the allocation to building or estimates of useful life of our properties changes, depreciation and amortization expense may change which may impact our results of operations.

Investments in Joint Ventures

We have adopted Interpretation No. 46 “Consolidation of Variable Interest Entities on Interpretation of Accounting Research Bulletin No. 51” (FIN 46) for variable interest entities created after January 31, 2003 and consolidate variable interest entities in which we absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. For entities that do not qualify as variable interest entities, we consolidate those entities that are majority owned and controlled.

Since we have not adopted FIN 46 for variable interest entities created before February 1, 2003, we continue to consolidate the accounts of all majority owned and controlled subsidiaries and certain general and limited partnerships created prior to that date. For investments in certain general partnerships and joint ventures created before February 1, 2003 in which we may serve as the general partner or managing member where the other members in these joint ventures have significant voting rights relative to acquisition, sale and refinancing of assets as well as approval rights with respect to budgets, we continue to account for these investments using the equity method of accounting. The accounting policies of these joint ventures are substantially consistent with ours. We are currently evaluating the effects on us, if any, of the adoption of FIN 46 for variable interest entities created before February 1, 2003.

Impairment of Long-Lived Assets

We periodically review long-lived assets (primarily real estate, investments in unconsolidated joint ventures and notes receivable) for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The recoverability and determination of the fair value of long-lived assets involves significant judgment and is based on an analysis of the future operating results or projected rents for each long-lived asset. Properties to be sold are recorded at the lower of cost or expected sales price less costs to sell. Our ability to accurately predict future cash flows may impact the determination of fair value which may significantly impact our results of operations.

Discontinued Operations

We have reclassified certain facilities’ operations as Discontinued Operations in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (Statement 144) which was issued in August 2001. Statement 144 established accounting and reporting standards requiring that long-lived assets to be disposed of be reported as Discontinued Operations if management has committed to a plan to sell the asset under usual and customary terms within one year of establishing the plan to sell.

Stock Options

On January 1, 2002, we adopted the fair value method of accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (Statement 123), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock Based Compensation.” We adopted the fair value provisions of Statement 123 prospectively so that the fair value of all stock options granted on or after January 1, 2002 is recognized as compensation expense. Since only new grants are accounted for under the fair value method, stock based compensation expense is less than which would have been recognized if the fair value method had been applied to all awards. Our 2001 operating results were not impacted by the adoption of the fair value method. We use the Black Scholes model for calculating the fair value of option grants which requires us to make certain estimates including the expected stock volatility, risk free interest rate, dividend yield and the term of the option. Changes in our estimates could significantly impact our results of operations.

Stock Split

On January 22, 2004, we announced a 2-for-1 stock split in the form of a stock dividend for each outstanding share of common stock on February 4, 2004. The stock split has been reflected in all periods presented.

Results of Operations

During the year ended December 31, 2003 we had the following significant developments:

•	We acquired 11 properties for an aggregate purchase price of $189,400,000 in 2003. These properties have an average annual lease rate of 9.7%, based on our cost of the properties. The properties consist of nine assisted and retirement living facilities, one medical office building and one other health care facility.

•	On October 2, 2003, together with HCP Medical Office Portfolio, LLC (HCP MOP), a joint venture that we formed in June 2003 with GE Commercial Finance, we completed the $575,000,000 acquisition of MedCap Properties, LLC, which includes ownership interests in 113 medical office buildings. We are the managing member of HCP MOP and have a 33% economic interest therein. Eight of the acquired medical office buildings, with a cost of $48,181,000, were contributed to a joint venture between us and senior MedCap management. The joint venture issued 1,064,539 units valued at $45.26 each, which are redeemable for cash, or, at our option, common stock beginning October 2, 2004.

•	We sold 27 facilities for an aggregate net sales price of $56,110,000 and a net gain on sale of $12,136,000.

•	We issued 4,000,000 shares of 7.25% Series E and 7,820,000 shares of 7.1% Series F Cumulative Redeemable Preferred Stock at $25.00 per share, for aggregate gross proceeds of $295,500,000.

•	We redeemed all of our outstanding 7.875% Series A, 8.7% Series B, 8.6% and Series C Cumulative Redeemable Preferred Stock for an aggregate of $293,040,000.

•	We issued 2,800,000 shares of common stock at a net offering price of $20.75 per share and issued 6,187,800 shares at an average price per share of $19.94 under our Dividend Reinvestment and Stock Purchase Plan (DRIP), for gross proceeds totaling $181,479,000.

•	We issued $200,000,000 in aggregate principal amount of 6.00% Senior Notes due 2015. Interest on these notes is payable semi-annually in March and September.

Year Ended December 31, 2003 as Compared to Year Ended December 31, 2002

Net Income applicable to common shares for the year ended December 31, 2003 totaled $121,849,000 or $0.97 per share on a diluted basis on revenue of $400,183,000. This compares to Net Income applicable to common shares of $112,480,000 or $0.96 per share on a diluted basis on revenue of $349,116,000 for the year ended December 31, 2002. Included in Net Income applicable to common shares for the year ended December 31, 2003 are preferred stock redemption charges of $18,553,000, or $0.15 per share on a diluted basis, a net gain on real estate dispositions of $12,136,000, or $0.10 per share on a diluted basis and property impairments of $13,992,000, or $0.11 per share on a diluted basis. Included in Net Income applicable to common shares for the year ended December 31, 2002, is a net loss on real estate dispositions of $1,129,000, or $0.01 per share on a diluted basis, and property impairments of $9,200,000, or $0.08 per share on a diluted basis.

Rental Income attributable to our properties, excluding Medical Office Buildings, for the year ended December 31, 2003 increased 6.7%, or $15,685,000, to $248,773,000. The increase is primarily the result of facility acquisitions made during 2003 and 2002. Medical Office Building Rental Income for the year ended December 31, 2003 increased 12.2%, or $10,869,000, to $99,876,000 with a related increase in Operating Expenses from Medical Office Buildings of 23.4%, or $7,336,000, to $38,694,000. These increases were generated primarily from 2003 and 2002 acquisition and construction activity. Interest and

Other Income for the year ended December 31, 2003, increased 86.4%, or $22,544,000 to $48,645,000 as a result of higher interest income levels from the September 2002 loan to ARC as well as a partial prepayment of that loan in September 2003. Equity Income from Unconsolidated Joint Ventures for the year ended December 31, 2003, increased $1,969,000 to $2,889,000 due to the equity income generated from our investment in HCP MOP.

Tenet, ARC, Emeritus, Kindred and HealthSouth accounted for 16%, 9%, 5%, 5% and 5% of our 2003 Revenue Less Operating Expenses, respectively. No other single tenant or operator accounts for more than 5% of our Revenue Less Operating Expenses for the year ended December 31, 2003.

Interest Expense for the year ended December 31, 2003, increased 17.2%, or $13,331,000, to $90,749,000. The increase is primarily due to the issuance of $200,000,000 in aggregate principal amount of 6% long-term debt in February 2003 and $250,000,000 of 6.45% long-term debt in June 2002. Our investments are primarily financed with fixed rate debt. Changes in interest rates will not have a significant impact to interest expense until our debt matures and must be financed. Real Estate Depreciation from continuing operations increased 7.7%, or $5,640,000, to $79,095,000 for the year ended December 31, 2003 as a result of acquisitions in 2003 and 2002. General and Administrative Expenses for the year ended December 31, 2003 increased 32.0%, or $5,998,000, to $24,731,000. The increase is primarily the result of costs related to vacant properties, an increase in troubled properties, temporary duplicate asset management functions resulting from the acquisition and transition of MedCap Properties, LLC and increased compensation costs.

Year Ended December 31, 2002 as Compared to Year Ended December 31, 2001

Net Income applicable to common shares for the year ended December 31, 2002 totaled $112,480,000 or $0.96 per share on a diluted basis on revenue of $349,116,000. This compares to Net Income applicable to common shares of $96,266,000 or $0.89 per share on a diluted basis on revenue of $317,484,000 for 2001. Included in Net Income applicable to common shares for the year ended December 31, 2002, is a net loss on real estate dispositions of $1,129,000, or $0.01 per share on a diluted basis, and property impairments of $9,200,000, or $0.08 per share on a diluted basis. Included in Net Income applicable to common shares for the year ended December 31, 2001 is a net loss on real estate dispositions of $6,248,000 or 0.06 per share on a diluted basis, and property impairments of $6,160,000, or $0.06 per share on a diluted basis, related to the disposal of seven facilities.

Rental Income attributable to our properties, other than Medical Office Buildings, for the year ended December 31, 2002 increased 9.0%, or $19,333,000, to $233,088,000. The increase is primarily the result of acquisitions made during 2001 and 2002 which resulted in the addition of 39 facilities. Medical Office Building Rental Income for the year ended December 31, 2002 increased 8.7% or $7,107,000, to $89,007,000 with a related increase in Operating Expenses for Medical Office Buildings of 8.9%, or $2,555,000, to $31,358,000. These increases were generated primarily from 2001 and 2002 acquisition and construction activity which resulted in the addition of 17 facilities. Interest and Other Income for the year ended December 31, 2002, increased 19.6%, or $4,279,000, to $26,101,000 as a result of the new loan to American Retirement Corporation and a loan prepayment fee we collected in the fourth quarter of 2002.

Tenet, Emeritus, Kindred and HealthSouth accounted for 18%, 5%, 5% and 5% of our 2002 Revenue Less Operating Expenses, respectively. No other single tenant or operator accounts for more than 5% of our Revenue Less Operating Expenses for the year ended December 31, 2002.

Interest Expense for the year ended December 31, 2002, decreased $589,000 to $77,418,000. The decrease is primarily due to the refinancing of approximately $125,000,000 of long-term debt with lower rate short-term and long-term debt. Real Estate Depreciation from continuing operations increased 9.5% or $6,384,000 to $73,455,000 for the year ended December 31, 2002 as a result of the 2002 and 2001 acquisitions. General and Administrative Expenses for the year ended December 31, 2002 increased 42.2%, or $5,558,000, to $18,733,000. The increase is primarily the result of costs related to vacant and troubled properties and increased compensation costs.

Liquidity and Capital Resources

Cash flows from operating activities represent the primary source of liquidity to fund distributions. In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income to our shareholders. Accordingly, we intend to continue to make regular quarterly distributions to holders of our common and preferred stock. During 2003, we issued dividends totaling $206,166,000 and $18,183,000 to holders of our common and preferred stock, respectively. We believe that our liquidity and sources of capital are adequate to finance our operations for the foreseeable future.

Our cash flows from operations are dependent upon the occupancy level of multi-tenant buildings and the rental rates on our leases. Material changes in either of these factors could have a material adverse impact on our results of operations.

The following reflects the annual impact by year in terms of 2003 Revenues Less Operating Expenses resulting from lease expirations and mortgage loan maturities (Dollar amounts in thousands):

Year	Revenue (1)	Operating Expenses	Revenue Less Operating Expenses (2)	Percentage of Revenue Less Operating Expenses (2)
2004	$14,512	$5,627	$8,885	2.5%
2005	21,553	3,619	17,934	5.0
2006	24,707	3,633	21,074	5.8
2007	29,748	3,516	26,232	7.3
2008	51,660	5,305	46,355	12.8
Thereafter	248,196	16,994	231,202	64.0

(1)	Table excludes non-property specific revenue of $5,622 and equity income and acquisition and management fees earned from HCP MOP of $4,185.

(2)	Since the tenant is responsible for operating expenses under a triple-net lease, management believes revenues are not comparable between property types without deducting our operating expenses for properties leased under gross or modified gross leases.

Debt

Since our anticipated distributions will not allow us to retain sufficient cash to repay all of our debt as it comes due using only cash flows provided by operating activities, we intend to repay maturing debt with proceeds from debt and/or equity offerings. In addition, we anticipate making future investments in facilities, which will be dependent on the availability of cost-effective sources of capital. Since the completion of our initial public offering in 1985, we have used the public debt and equity markets as our principle source of financing. Our senior debt is rated BBB+ by both Standard & Poor’s and Fitch and Baa2 by Moody’s and has been rated medium investment grade continuously since 1986, when we first received a bond rating.

As of December 31, 2003, we have the following outstanding debt:

Revolving Line of Credit - We have a revolving line of credit totaling $490,000,000 which expires October 2005. Borrowings under the line of credit were $198,000,000 at December 31, 2003. The weighted average annual interest rate for 2003 was 2.1%.

Mortgage Notes Payable - At December 31, 2003, we had a total of approximately $158,808,000 in Mortgage Notes Payable secured by 32 health care facilities with a net book value of approximately $272,359,000. Interest rates on the Mortgage Notes ranged from 2.75% to 10.63% with a weighted average rate of 7.9%.

Senior Notes - At December 31, 2003, we had a total of $1,054,421,000 in aggregate principal amount of Senior Notes outstanding. Interest rates on the notes ranged from 6.13% to 9.10% with a weighted average rate of 6.89% in 2003. During 2003, we issued $200,000,000 in aggregate principal amount of 6% Senior Notes due 2015, repaid $31,000,000 of maturing long-term debt with an average interest rate of 7.09% and redeemed $5,000,000 in Medium Term Notes due March 10, 2015, which carried an interest rate of 9.00%. These payments were initially financed with funds available under our revolving line of credit.

The following table summarizes our debt maturities by year, at December 31, 2003 (Amounts in thousands):

Year	Amount
2004	$105,475
2005	445,014
2006	142,378
2007	144,100
2008	19,788
Thereafter	554,474

Grand Total	$1,411,229

At December 31, 2003, stockholders’ equity totaled $1,440,617,000 and our equity securities had a market value of $3,462,704,000. Total debt represents 27.2% and 49.4% of our total market and book capitalization, respectively.

Preferred Stock

At December 31, 2003, we have outstanding 4,000,000 shares of 7.25% Series E cumulative redeemable preferred stock and 7,820,000 shares of 7.10% Series F cumulative redeemable preferred stock, both of which were issued during the year for gross proceeds totaling $295,500,000. During 2003, we redeemed all of our outstanding 7.875% Series A, 8.7% Series B and 8.6% Series C cumulative redeemable preferred stock. As a result of redeeming the cumulative redeemable preferred stock at an amount higher than its carrying amount, we recorded preferred stock redemption charges totaling $18,553,000 during 2003.

Equity

On July 10, 2003, we issued 2,800,000 shares of our common stock at an offering price, net of underwriting discounts and commissions, of $20.75 per share. We received gross proceeds from the offering of $58,100,000.

During 2003, we issued and sold 6,187,800 shares of our common stock under our Dividend Reinvestment and Stock Purchase Plan at an average price per share of $19.94 for an aggregate of $123,379,000. Recent optional investment activity in the DRIP has declined significantly from previous levels due to the exclusion of certain participants who were managing multiple accounts and engaging in short term trading activities. The optional investment in December 2003 was $243,000 as compared with average monthly optional investments during the first 11 months of 2003 of $8,964,000. Also, beginning January 1, 2004, the Company reduced the discount on its shares of common stock purchased through the DRIP from 2% to 1%.

As of December 31, 2003, there were a total of 2,643,508 non-managing member units outstanding in four limited liability companies of which we are the managing member: HCPI/Tennessee, LLC; HCPI/Utah, LLC; HCPI/Utah II, LLC; and HCPI/Indiana, LLC. The non-managing member units of HCPI/Utah, LLC, HCPI/Utah II, LLC and HCPI/Indiana, LLC are convertible into our common stock on a one unit for two shares basis. Each non-managing member unit of HCPI/Tennessee, LLC is redeemable after October 2, 2004 for an amount of cash approximating the then current market value of two shares of our common stock or, at our option, two shares of our common stock. During the year ended December 31, 2003, we issued 1,064,539 non-managing member units of HCPI/Tennessee, LLC as part of the MedCap Properties, LLC acquisition described earlier.

Shelf Registrations

As of December 31, 2003, we had $1,500,000,000 available for future issuances of debt and equity securities under a shelf registration statement filed with the Securities and Exchange Commission. These securities may be issued from time to time in the future based on our needs and the then-existing market conditions.

Letters of Credit and Depositor Accounts

At December 31, 2003, we held approximately $13,514,000 in depository accounts and $40,020,000 in irrevocable letters of credit from commercial banks to secure a number of tenants’ lease obligations and borrowers’ loan obligations. We may draw upon the letters of credit or depository accounts if there are defaults under the related leases or loans. Amounts available under letters of credit could change based upon facility operating conditions and other factors and such changes may be material.

Off-Balance Sheet Arrangements

HCP Medical Office Portfolio, LLC

On October 2, 2003, together with HCP Medical Office Portfolio, LLC (HCP MOP), a joint venture that we formed in June 2003 with GE Commercial Finance, we completed the $575 million acquisition of MedCap Properties, LLC, which includes ownership interests in 113 medical office buildings.

HCP MOP acquired 100 of the medical office buildings at an acquisition price of $460 million. We are the managing member of HCP MOP and have a 33% interest therein. In addition to our indirect ownership interest in the medical office buildings through our joint venture interest, we will earn acquisition and management fees and an additional return if certain investment hurdles are achieved with respect to these properties. At the time of the acquisition, HCP MOP assumed $26 million in mortgage debt at an interest rate of approximately 7%.

Summarized financial information as of December 31, 2003, and for the period from October 2, 2003 to December 31, 2003 of the unconsolidated joint venture follows (Amounts in thousands):

Real Estate Investments, Net	$465,639
Other Assets	11,193

Total Assets	$476,832

Mortgage Notes Payable	$25,423
Other Liabilities	13,372
Other Partner’s Capital	293,485
Investments From HCP	144,552

Total Liabilities and Partners’ Capital	$476,832

Rental and Interest Income	$20,610

Net Income	$5,134

HCP’s Equity Income	$1,694

Distributions to HCP	$—

Acquisition and Management Fees Earned By HCP	$2,491

Five of the acquired medical office buildings are construction projects we acquired with scheduled completion dates in 2004 and an expected total cost of $67,000,000. As of December 31, 2003, these assets had a carrying amount of $37,199,000. It is expected HCP MOP will acquire these assets after completion of construction.

On January 20, 2004, HCP MOP completed $288,000,000 of mortgage financings of which $254,000,000 is at a weighted average fixed rate of 5.57% and the balance is at a floating rate based on LIBOR plus 1.75%. The Company received $92,000,000 of net proceeds from the financing. Our Revenue from HCP MOP, including fees earned by us, represented approximately 1% of our Revenue Less Operating Expenses during 2003.

Tenant improvements, lease acquisition costs and operating expenses are funded through property operations. The Company may be required to provide additional funding if the joint venture does not have sufficient funds to cover these expenditures.

Other Joint Ventures

As of December 31, 2003, we had an 80% interest in each of five joint ventures that own six long-term care facilities, a 45%-50% interest in four joint ventures that each own an assisted living facility and a 9.8% interest in five joint ventures that own five retirement living communities. The five joint ventures that own five retirement living communities are subsidiaries of American Retirement Corporation.

Summarized financial information at December 31, 2003, and for the year then ended, of the unconsolidated joint ventures follows (Amounts in thousands):

Real Estate Investments, Net	$175,796
Other Assets	3,002

Total Assets	$178,798

Notes Payable to Third Parties	$15,636
Mortgage Notes Payable to Third Parties ARC	55,532
Accounts Payable	1,846
Other Partners’ Capital	77,490
Investments and Advances from HCP, Net	28,294

Total Liabilities and Partners’ Capital	$178,798

Rental and Interest Income	$12,894

Net Income	$1,992

HCP’s Equity Income	$548

Distributions to HCP	$1,445

As of December 31, 2003, we had guaranteed approximately $7,100,000 on notes payable obligations for four of these joint ventures. As of December 31, 2003, the five retirement living communities owned by the five joint ventures in which we have a 9.8% interest secured $55,532,000 of first mortgages with fixed and variable interest rates ranging from 2.54% to 9.5% and maturity dates ranging from January 2004 to June 2025.

Included in “Other Partners’ Capital” above are the proceeds from a loan of $76,228,000 as of December 31, 2003 from HCP to a subsidiary of American Retirement Corporation.

Our Revenue from those joint ventures represented less than 1% of our Revenue Less Operating Expenses.

During 2003, we acquired four retirement living facilities for $163,500,000 in which we previously owned a 9.8% equity interest. Additionally we closed a $7,000,000 secured loan to ARC. Three of the properties are leased to ARC and the fourth to a third party that has contracted with ARC to manage the facility. ARC used $52,000,000 of the proceeds from the transaction to repay a portion of an outstanding loan to us including accrued interest.

Our maximum exposure to losses for our joint ventures at December 31, 2003 is the carrying value of the joint venture investments, including advances to and our investment in the HCP MOP development properties, of $210,045,000 and an additional $7,100,000 resulting from the guarantee of notes payable discussed above, which represents 7% of our consolidated assets and 15% of our consolidated stockholder’s equity. Our exposure may increase if we are required to provide any additional funding to HCP MOP.

Contractual Obligations

As of December 31, 2003, our contractual payment obligations were as follows (amounts in thousands):

	Less Than One Year	2005-2006	2007-2008	More than Five Years	Total
Contractual Obligations:
Long-Term Debt	$105,587	$389,757	$164,307	$553,578	$1,213,229
Line of Credit	—	198,000	—	—	198,000
Acquisition and construction commitments	145,000	—	—	—	145,000

	$250,587	$587,757	$164,307	$553,578	$1,556,229

As of December 31, 2003, the company had no significant contingent liabilities.

Item 7a.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investments are financed by the sale of common and preferred stock, long-term and medium-term debt, internally generated cash flows, and some short-term bank debt.

We generally have fixed base rent on our leases; in addition, there can be additional rent based on a percentage of increased revenue over specified base period revenue of the properties and/or increases based on inflation indices or other factors. Financing costs are comprised of dividends on common and preferred stock, interest on long-term and medium-term debt and short-term interest on bank debt.

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

We may assume existing mortgage notes payable as part of an acquisition transaction. Currently we have two mortgage notes payable with variable interest rates and the remaining mortgage notes payable have fixed interest rates or interest rates with fixed periodic increases. Our Senior Notes are at fixed rates, with one exception for a $25,000,000 variable rate senior note for which management has fixed the interest rate by means of a swap contract. The variable rate loans are at interest rates below the current prime rate of 4.00%, and fluctuations are tied to the prime rate or to a rate currently below the prime rate.

At December 31, 2003, we are exposed to market risks related to fluctuations in interest rates on $4,075,000 of variable rate mortgage notes payable and $198,000,000 of variable rate bank debt on our total investment in our properties of $3.4 billion.

Fluctuation in the interest rate environment will not affect our future earnings and cash flows on our fixed rate debt until that debt matures and must be replaced or refinanced. Interest rate changes will affect the fair value of the fixed rate instruments. Conversely, changes in interest rates on variable rate debt would change our future earnings and cash flows, but not affect the fair value on those instruments. Assuming a one percentage point increase in the interest rate related to the variable rate debt including the mortgage notes payable and the bank lines of credit, and assuming no change in the outstanding balance as of year end, interest expense for 2003 would increase by approximately $2,021,000, or $0.02 per common share on a diluted basis.

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

	Maturity							Fair Value
	2004	2005	2006	2007	2008	Thereafter	Total
Secured Loans Receivable		$16,582	$69,108	$92,714	$760	$64,736	$243,900	$268,044
Weighted Average Interest Rate		13.3%	9.5%	13.3%	10.5%	10.7%	11.5%
LIABILITIES
Variable Rate Debt:
Bank Notes Payable		$198,000					$198,000	$198,000
Weighted Average Interest Rate		2.06%					2.06%
Mortgage Notes Payable			$4,075				$4,075	$4,075
Weighted Average Interest Rate			2.75%				2.75%
Fixed Rate Debt:
Senior Notes Payable	$92,000	$231,000	$135,000	$140,000		$456,421	$1,054,421	$1,142,019
Weighted Average Interest Rate	7.78%	6.87%	6.72%	8.06%		6.48%	6.92%
Mortgage Notes Payable	$9,244	$13,046			$17,498	$114,945	$154,733	$178,579
Weighted Average Interest Rate	7.59%	8.76%			7.36%	8.17%	8.09%

Readers are cautioned that most of the statements contained in the “Disclosures about Market Risk” paragraphs are forward looking and should be read in conjunction with the disclosures under the heading “Cautionary Language Regarding Forward Looking Statements” previously set forth.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51” (Interpretation No. 46) effective immediately for all variable interest entities created after January 31, 2003 and for the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. During October 2003, and again in December 2003, the FASB met and agreed to defer the effective date of Interpretation No. 46 for variable interests acquired before February 1, 2003. The deferral will require public companies to adopt the provisions of Interpretation No. 46 for such variable interests in periods ending after March 15, 2004 (that is, the quarter ending March 31, 2004 for the Company).

We have adopted Interpretation No. 46 for variable interest entities created after January 31, 2003. Interpretation No. 46 requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. For entities that do not qualify as variable interest entities, we consolidate those entities that are majority owned and controlled.

Since we have not adopted Interpretation No. 46 for variable interest entities created before February 1, 2003, we continue to consolidate the accounts of all majority owned and controlled subsidiaries and certain general and limited partnerships created prior to that date. For investments in certain general partnerships and joint ventures created before February 1, 2003 in which we may serve as the general partner or managing member where the other members in these joint ventures have significant voting rights relative to acquisition, sale and refinancing of assets as well as approval rights with respect to budgets, we continue to account for these investments using the equity method of accounting. The accounting policies of these joint ventures are substantially consistent with ours. We are currently evaluating the effects on us, if any, of the adoption of Interpretation No. 46 for variable interest entities created before February 1, 2003.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (Statement 150). Statement 150 requires that mandatorily redeemable financial instruments be classified as a liability and recorded at settlement value as of the balance sheet date. As a result, consolidated partnerships with a limited-life are considered mandatorily redeemable. On October 29, 2003, the FASB met and voted to defer implementation of the provisions of Statement 150 that require the valuation and establishment of a liability for limited-life entities. Statement 150 would have applied to seven limited-life partnerships. Effective October 2003, we amended the agreement for one of these partnerships to remove the limited-life provision. The minority interest in this partnership is not mandatorily redeemable and is not subject to the disclosure provisions of Statement 150. As of December 31, 2003, we have estimated the settlement value of the minority interests in the remaining six partnerships to be approximately $4,500,000, which is approximately $2,500,000 more than the carrying amount of such minority interests.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements.

Item 9.	CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

We have had no disagreements with our independent auditors on accounting and financial disclosure.

Item 9a.	CONTROLS AND PROCEDURES

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

As required by Rule 13(a)-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers were as follows on February 20, 2004:

Name	Age	Position
Kenneth B. Roath	68	Chairman
James F. Flaherty III	46	President and Chief Executive Officer
Charles A. Elcan	40	Executive Vice President - Medical Office Operations
Paul F. Gallagher	43	Executive Vice President - Portfolio Strategy
James G. Reynolds	52	Executive Vice President and Chief Financial Officer
Edward J. Henning	50	Senior Vice President - General Counsel and Corporate Secretary
Stephen R. Maulbetsch	47	Senior Vice President - Acquisitions and Dispositions
Talya Nevo-Hacohen	44	Senior Vice President - Strategic Development and Treasurer

We hereby incorporate by reference the information appearing under the captions “Board of Directors and Executive Officers,” “Code of Business Conduct,” “Board of Directors and Executive Officers—Committees of the Board” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Registrant’s definitive proxy statement relating to its Annual Meeting of Stockholders to be held on May 7, 2004.

Item 11. EXECUTIVE COMPENSATION

We hereby incorporate by reference the information under the caption “Executive Compensation” in the Registrant’s definitive proxy statement relating to its Annual Meeting of Stockholders to be held on May 7, 2004.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We hereby incorporate by reference the information under the captions “Principal Stockholders” and “Board of Directors and Executive Officers” in the Registrant’s definitive proxy statement relating to its Annual Meeting of Stockholders to be held on May 7, 2004.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We hereby incorporate by reference the information under the captions “Certain Transactions” and “Compensation Committee Interlocks and Insider Participation” in the Registrant’s definitive proxy statement relating to its Annual Meeting of Stockholders to be held on May 7, 2004.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

We hereby incorporate by reference under the caption “Audit and Non-Audit Fees” in the Registrant’s definitive proxy statement relating to its Annual Meeting of Shareholders to be held on May 7, 2004.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a)	Financial Statements:

1)	Report of Independent Auditors

2)	Financial Statements

Consolidated Balance Sheets - December 31, 2003 and 2002

Consolidated Statements of Income - for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Stockholders’ Equity - for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows - for the years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

Note: All schedules have been omitted because the required information is presented in the financial statements and the related notes or because the schedules are not applicable.

b)	Reports on Form 8-K:

Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 19, 2003, relating to the Company’s medium-term note program for the issuance of up to $100,000,000 of medium-term notes.

Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 9, 2003, related to the Company’s agreement to issue and sell 6,800,000 shares of its 7.1% Series F Cumulative Redeemable Preferred Stock at $25.00 per share.

c)	Exhibits:

3.1	Articles of Restatement of HCPI (incorporated herein by reference to exhibit 3.1 of HCPI’s quarterly report on Form 10-Q for the period ended June 30, 2001).

3.2	Second Amended and Restated Bylaws of HCPI (incorporated herein by reference to exhibit 3.2 of HCPI’s quarterly report on form 10-Q for the period ended March 31, 1999).

3.3	Amendment No. 1 to Second Amended and Restated Bylaws of HCPI (incorporated by reference to exhibit 10.22 to HCPI’s annual report on Form 10-K for the year ended December 31, 2001).

3.4	Amendment No. 2 to Second Amended and Restated Bylaws of HCPI (incorporated by reference to exhibit 3.4 of HCPI’s registration statement on form S-3 filed August 30, 2002, registration number 333-99063).

3.5	Amendment No. 3 to Second Amended and Restated Bylaws of HCPI (incorporated by reference to exhibit 3.5 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 2002).

3.6	Amendment No. 4 to Second Amended and Restated Bylaws of HCPI (incorporated by reference to exhibit 3.6 to HCPI’s quarterly report on Form 10-Q for the period ended March 31, 2003).

3.7	Amendment No. 5 to Second Amended and Restated Bylaws of HCPI (incorporated by reference to exhibit 3.7 to HCPI’s quarterly report on Form 10-Q for the period ended June 30, 2003).

3.8	Amendment No. 6 to Second Amended and Restated Bylaws of HCPI (incorporated by reference to exhibit 3.8 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 2003).

3.9	Amendment No. 7 to Second Amended and Restated Bylaws of HCPI.

3.10	Articles Supplementary of HCPI Classifying the Series E Cumulative Redeemable Preferred Stock (incorporated herein by reference to exhibit 3.2 of HCPI’s 8-A12B filed on September 12, 2003).

3.11	Articles Supplementary of HCPI Classifying the Series F Cumulative Redeemable Preferred Stock (incorporated herein by reference to exhibit 3.9 of HCPI’s 8-A12B filed on December 2, 2003).

4.1	Rights Agreement, dated as of July 27, 2000, between Health Care Property Investors, Inc. and the Bank of New York which includes the form of Certificate of Designations of the Series D Junior Participating Preferred Stock of Health Care Property Investors, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to exhibit 4.1 of Health Care Property Investors, Inc.’s current report on Form 8-K dated July 28, 2000).

4.2	Indenture, dated as of September 1, 1993, between HCPI and The Bank of New York, as Trustee, with respect to the Series C and D Medium Term Notes, the Senior Notes due 2006 and the Mandatory Par Put Remarketed Securities due 2015 (incorporated by reference to exhibit 4.1 to HCPI’s registration statement on Form S-3 dated September 9, 1993).

4.3	Indenture, dated as of April 1, 1989, between HCPI and The Bank of New York for Debt Securities (incorporated by reference to exhibit 4.1 to HCPI’s registration statement on Form S-3 dated March 20, 1989).

4.4	Form of Fixed Rate Note (incorporated by reference to exhibit 4.2 to HCPI’s registration statement on Form S-3 dated March 20, 1989).

4.5	Form of Floating Rate Note (incorporated by reference to exhibit 4.3 to HCPI’s registration statement on Form S-3 dated March 20, 1989).

4.6	Registration Rights Agreement dated November 20, 1998 between HCPI and James D. Bremner (incorporated by reference to exhibit 4.8 to HCPI’s annual report on Form 10-K for the year ended December 31, 1999). This exhibit is identical in all material respects to two other documents except the parties thereto. The parties to these other documents, other than HCPI, were James P. Revel and Michael F. Wiley.

4.7	Registration Rights Agreement dated January 20, 1999 between HCPI and Boyer Castle Dale Medical Clinic, L.L.C. (incorporated by reference to exhibit 4.9 to HCPI’s annual report on Form 10-K for the year ended December 31, 1999). This exhibit is identical in all material respects to 13 other documents except the parties thereto. The parties to these other documents, other than HCPI, were Boyer Centerville Clinic Company, L.C., Boyer Elko, L.C., Boyer Desert Springs, L.C., Boyer Grantsville Medical, L.C., Boyer-Ogden Medical Associates, LTD., Boyer Ogden Medical Associates No. 2, LTD., Boyer Salt Lake Industrial Clinic Associates, LTD., Boyer-St. Mark’s Medical Associates, LTD., Boyer McKay-Dee Associates, LTD., Boyer St. Mark’s Medical Associates #2, LTD., Boyer Iomega, L.C., Boyer Springville, L.C., and—Boyer Primary Care Clinic Associates, LTD. #2.

4.8	Form of Deposit Agreement (including form of Depositary Receipt with respect to the Depositary Shares, each representing one-one hundredth of a share of our 8.60% Cumulative Redeemable Preferred Stock, Series C) (incorporated by reference to exhibit 4.8 to HCPI’s quarterly report on Form 10-Q for the period ended March 31, 2001) dated as of March 1, 2001 by and among HCPI, Wells Fargo Bank Minnesota, N.A. and the holders from time to time of the Depositary Shares described therein.

4.9	Indenture, dated as of January 15, 1997, between American Health Properties, Inc. and The Bank of New York, as trustee (incorporated herein by reference to exhibit 4.1 to American Health Properties, Inc.’s current report on Form 8-K (file no. 001-09381), dated January 21, 1997).

4.10	First Supplemental Indenture, dated as of November 4, 1999, between HCPI and The Bank of New York, as trustee (incorporated by reference to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 1999).

4.11	Dividend Reinvestment and Stock Purchase Plan, dated November 9, 2000 (incorporated by reference to exhibit 99.1 to HCPI’s registration statement on Form S-3 dated November 13, 2000, registration number 333-49796).

4.12	Registration Rights Agreement dated August 17, 2001 between HCPI, Boyer Old Mill II, L.C., Boyer-Research Park Associates, LTD., Boyer Research Park Associates VII, L.C., Chimney Ridge, L.C., Boyer-Foothill Associates, LTD., Boyer Research Park Associates VI, L.C., Boyer Stansbury II, L.C., Boyer Rancho Vistoso, L.C., Boyer-Alta View Associates, LTD., Boyer Kaysville Associates, L.C., Boyer Tatum Highlands Dental Clinic, L.C., Amarillo Bell Associates, Boyer Evanston, L.C., Boyer Denver Medical, L.C., Boyer Northwest Medical Center Two, L.C., and Boyer Caldwell Medical, L.C. (incorporated by reference to exhibit 4.12 to HCPI’s annual report on Form 10-K for the year ended December 31, 2001).

4.13	Acknowledgment and Consent dated as of June 12, 2002 by and among Merrill Lynch Private Finance Inc., The Boyer Company, L.C., HCPI/Utah, LLC the unitholders HCPI/Utah, LLC and HCPI (incorporated by reference to exhibit 4.13 to HCPI’s quarterly report on Form 10-Q for the period ended June 30, 2002).

4.14	Acknowledgment and Consent dated as of June 12, 2002 by and among Merrill Lynch Private Finance Inc., The Boyer Company, L.C., HCPI/Utah, LLC the unitholders HCPI/Utah, LLC and HCPI (incorporated by reference to exhibit 4.13 to HCPI’s quarterly report on Form 10-Q for the period ended June 30, 2002).

4.15	Officers’ Certificate pursuant to Section 301 of the Indenture dated as of September 1, 1993 between HCPI and the Bank of New York, as Trustee, establishing a series of securities entitled “6.00% Senior Notes due March 1, 2015” (incorporated by reference to exhibit 3.1 to HCPI’s current report on form 8-K (file no. 001-08895), dated February 25, 2003.)

4.16	Registration Rights Agreement dated October 1, 2003 between HCPI, Charles Crews, Charles A. Elcan, Thomas W. Hulme, Thomas M. Klaritch, R. Wayne Hulme, Thomas M. Klaritch, R. Wayne Price, Glenn T. Preston, Janet Reynolds, Angela M. Playle, James A. Croy, John Klaritch as Trustee of the 2002 Trust F/B/O Erica Ann Klaritch, John Klaritch as Trustee of the 2002 Trust F/B/O Adam Joseph Klaritch, John Klaritch as Trustee of the 2002 Trust F/B/O Thomas Michael Klaritch, Jr. and John Klaritch as Trustee of the 2002 Trust F/B/O Nicholas James Klaritch (incorporated by reference to exhibit 4.16 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 2003).

4.17	Amended and Restated Dividend Reinvestment and Stock Purchase Plan, dated October 23, 2003 (incorporated by reference to HCPI’s registration statement on Form S-3 dated December 5, 2003, registration number 333-110939).

4.18	Specimen of Stock Certificate representing the Series E Cumulative Redeemable Preferred Stock, par value $1.00 per share (incorporated herein by reference to exhibit 4.1 of HCPI’s 8-A12B filed on September 12, 2003).

4.19	Specimen of Stock Certificate representing the Series F Cumulative Redeemable Preferred Stock, par value $1.00 per share (incorporated herein by reference to exhibit 4.1 of HCPI’s 8-A12B filed on December 2, 2003).

4.20	Form of Floating Rate Note (incorporated by reference to exhibit 4.3 to HCPI’s Current Report on Form 8-K dated November 19, 2003).

4.21	Form of Fixed Rate Note (incorporated by reference to exhibit 4.4 to HCPI’s Current Report on Form 8-K dated November 19, 2003).

4.22	Amendment No. 1 to Rights Agreement, dated as of July 27, 2000, between Health Care Property Investors, Inc. and the Bank of New York (incorporated by reference to exhibit 4.1 to HCPI’s Current Report on Form 8-K dated January 22, 2004).

10.1	Amendment No. 1, dated as of May 30, 1985, to Partnership Agreement of Health Care Property Partners, a California general partnership, the general partners of which consist of HCPI and certain affiliates of Tenet (incorporated by reference to exhibit 10.1 to HCPI’s annual report on Form 10-K for the year ended December 31, 1985).

10.2	HCPI Second Amended and Restated Directors Stock Incentive Plan (incorporated by reference to exhibit 10.43 to HCPI’s quarterly report on Form 10-Q for the period ended March 31, 1997).*

10.3	HCPI Second Amended and Restated Stock Incentive Plan (incorporated by reference to exhibit 10.44 to HCPI’s quarterly report on Form 10-Q for the period ended March 31, 1997).*

10.4	First Amendment to Second Amended and Restated Directors Stock Incentive Plan, effective as of November 3, 1999 (incorporated by reference to exhibit 10.1 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 1999).*

10.5	Second Amendment to Second Amended and Restated Directors Stock Incentive Plan, effective as of January 4, 2000 (incorporated by reference to exhibit 10.15 to HCPI’s annual report on Form 10-K for the year ended December 31, 1999).*

10.6	First Amendment to Second Amended and Restated Stock Incentive Plan effective as of November 3, 1999 (incorporated by reference to exhibit 10.3 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 1999).*

10.7	HCPI 2000 Stock Incentive Plan, effective as of May 7, 2003 (incorporated by reference to HCPI’s Proxy Statement regarding HCPI’s annual meeting of shareholders held May 7, 2003).*

10.8	HCPI Second Amended and Restated Directors Deferred Compensation Plan (incorporated by reference to exhibit 10.45 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 1997).*

10.9	Second Amendment to Second Amended and Restated Directors Deferred Compensation Plan, effective as of November 3, 1999 (incorporated by reference to exhibit 10.2 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 1999).*

10.10	Fourth Amendment to Second Amended and Restated Director Deferred Compensation Plan, effective as of January 4, 2000 (incorporated by reference to exhibit 10.17 to HCPI’s annual report on Form 10-K for the year ended December 31, 1999).*

10.11	Employment Agreement dated October 13, 2000 between HCPI and Kenneth B. Roath (incorporated by reference to exhibit 10.11 to HCPI’s annual report on Form 10-K for the year ended December 31, 2000).*

10.12	Various letter agreements, each dated as of October 16, 2000, among HCPI and certain key employees of the Company (incorporated by reference to exhibit 10.12 to HCPI’s annual report on Form 10-K for the year ended December 31, 2000).*

10.13	HCPI Amended and Restated Executive Retirement Plan (incorporated by reference to exhibit 10.13 to HCPI’s annual report on Form 10-K for the year ended December 31, 2001).*

10.14	Stock Transfer Agency Agreement between HCPI and The Bank of New York dated as of July 1, 1996 (incorporated by reference to exhibit 10.40 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 1996).

10.15	Amended and Restated Limited Liability Company Agreement dated November 20, 1998 of HCPI/Indiana, LLC (incorporated by reference to exhibit 10.15 to HCPI’s annual report on Form 10-K for the year ended December 31, 1998).

10.16	Amended and Restated Limited Liability Company Agreement dated January 20, 1999 of HCPI/Utah, LLC (incorporated by reference to exhibit 10.16 to HCPI’s annual report on Form 10-K for the year ended December 31, 1998).

10.17	Revolving Credit Agreement, dated as of November 3, 1999, among HCPI, each of the banks identified on the signature pages hereof, The Bank of New York, as agent for the banks and as issuing bank, and Bank of America, N.A. and Wells Fargo Bank, N.A., as co-documentation agents, with BNY Capital Markets, Inc., as lead arranger and Book Manager (incorporated by reference to exhibit 10.4 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 1999).

10.18	364-Day Revolving Credit Agreement, dated as of November 3, 1999 among HCPI, each of the banks identified on the signature pages hereof, The Bank of New York, as agent for the banks, and Bank of America, N.A. and Wells Fargo Bank, N.A., as co-documentation agents, with BNY Capital Markets, Inc., as lead arranger and book manager (incorporated by reference to exhibit 10.5 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 1999).

10.19	Cross-Collateralization, Cross-Contribution and Cross-Default Agreement, dated as of July 20, 2000, by HCP Medical Office Buildings II, LLC, and Texas HCP Medical Office Buildings, L.P., for the benefit of First Union National Bank (incorporated by reference to exhibit 10.20 to HCPI’s annual report on Form 10-K for the year ended December 31, 2000).

10.20	Cross-Collateralization, Cross-Contribution and Cross-Default Agreement, dated as of August 31, 2000, by HCP Medical Office Buildings I, LLC, and Meadowdome, LLC, for the benefit of First Union National Bank (incorporated by reference to exhibit 10.21 to HCPI’s annual report on Form 10-K for the year ended December 31, 2000).

10.21	Amended and Restated Limited Liability Company Agreement dated August 17, 2001 of HCPI/Utah II, LLC (incorporated by reference to exhibit 10.21 to HCPI’s annual report on Form 10-K for the year ended December 31, 2001).

10.22	First Amendment to Amended and Restated Limited Liability Company Agreement dated October 30, 2001 of HCPI/Utah II, LLC (incorporated by reference to exhibit 10.22 to HCPI’s annual report on Form 10-K for the year ended December 31, 2001).

10.23	Amendment No. 1, dated as of October 29, 2001, to the 364-Day Revolving Credit Agreement, dated as of November 3, 1999 among HCPI, each of the banks identified on the signature pages thereto, The Bank of New York, as agent for the banks, and Bank of America, N.A. and Wells Fargo Bank, N.A., as co-documentation agents, with BNY Capital Markets, Inc., as lead arranger and book manager (incorporated by reference to exhibit 10.23 to HCPI’s annual report on Form 10-K for the year ended December 31, 2001).

10.24	Employment Agreement dated October 8, 2002 between HCPI and James F. Flaherty III (incorporated by reference to exhibit 10.24 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 2002).*

10.25	Amendment to Employment Agreement dated October 8, 2002 between HCPI and Kenneth B. Roath (incorporated by reference to exhibit 10.25 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 2002).*

10.26	Revolving Credit Agreement, dated as of October 11, 2002, among HCPI, each of the banks identified on the signature pages hereof, The Bank of New York, as agent for the banks and as issuing bank, Bank of America, N.A. and Wachovia Bank, N.A., as syndicating agents, Wells Fargo Bank, N.A., as documentation agent, with Credit Suisse First Boston, Deutsche Bank A.G. and Fleet National Bank as

managing agents, and BNY Capital Markets, Inc., as lead arranger and book runner (incorporated by reference to exhibit 10.26 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 2002).

10.27	Settlement Agreement and General Release between HCPI and Devasis Ghose (incorporated by reference to exhibit 10.27 to HCPI’s annual report on Form 10-K for the year ended December 31, 2002).*

10.28	Amended and Restated Limited Liability Company Agreement dated as of October 2, 2003 of HCPI/Tennessee, LLC (incorporated by reference to exhibit 10.28 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 2003).

10.29	Employment Agreement dated October 1, 2003 between HCPI and Charles A. Elcan (incorporated by reference to exhibit 10.29 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 2003).*

10.30	Form of Restricted Stock Agreement for employees and consultants effective as of May 7, 2003, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan.*

10.31	Form of Restricted Stock Agreement for directors effective as of May 7, 2003, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan.*

10.32	Form of Performance Award Letter for employees effective as of May 7, 2003, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan.*

10.33	Form of Stock Option Agreement for eligible participants effective as of May 7, 2003, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan.*

10.34	Amended and Restated Executive Retirement Plan effective as of May 7, 2003.*

21.1	List of Subsidiaries.

23.1	Consent of Independent Auditors.

31.1	Certification by James F. Flaherty III, the Company’s Chief Executive Officer, Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by James G. Reynolds, the Company’s Chief Financial Officer, Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by James F. Flaherty III, the Company’s Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by James G. Reynolds, the Company’s Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management Contract or Compensatory Plan or Arrangement.

For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant’s Registration Statement on Form S-8 Nos. 33-28483 and 333-90353 filed May 11, 1989 and November 5, 1999, respectively, Form S-8 Nos. 333-54786 and 333-54784 each filed February 1, 2001, and Form S-8 No. 333-108838 filed September 16, 2003.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy expressed in the Securities Act of 1933 and will be governed by the final adjudication of such issue

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2004

HEALTH CARE PROPERTY INVESTORS, INC. (Registrant)

/s/ James F. Flaherty III

James F. Flaherty III, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	Signature and Title

March 15, 2004	/s/ Kenneth B. Roath

Kenneth B. Roath, Chairman of the Board of Directors

March 15, 2004	/s/ James F. Flaherty III

James F. Flaherty III, President and Chief Executive Officer (Principal Executive Officer)

March 15, 2004	/s/ James G. Reynolds

James G. Reynolds, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

March 15, 2004	/s/ Mary Brennan Carter

Mary Brennan Carter, Vice President and Chief Accounting Officer (Principal Accounting Officer)

March 15, 2004	/s/ Paul V. Colony

Paul V. Colony, Director

March 15, 2004	/s/ Robert R. Fanning

Robert R. Fanning, Jr., Director

March 15, 2004	/s/ David B. Henry *

David B. Henry, Director

March 15, 2004	/s/ Michael D. McKee

Michael D. McKee, Director

March 15, 2004	/s/ Harold M. Messmer, Jr.

Harold M. Messmer, Jr., Director

March 15, 2004	/s/ Peter L. Rhein

Peter L. Rhein, Director

March 15, 2004	/s/ Richard M. Rosenberg

Richard M. Rosenberg, Director

March 15, 2004	/s/ Joseph P. Sullivan*

Joseph P. Sullivan, Director

*	Director since January 21, 2004.

Schedules II and III have been intentionally omitted as the required information is in the Notes to Consolidated Financial Statements.

Report of Independent Auditors

The Board of Directors

Health Care Property Investors, Inc.

We have audited the accompanying consolidated balance sheets of Health Care Property Investors, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health Care Property Investors, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

/S/ ERNST & YOUNG LLP

Irvine, California

January 26, 2004

HEALTH CARE PROPERTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except par values)

	December 31,
	2003	2002
ASSETS
Real Estate Investments:
Buildings and Improvements	$2,682,206	$2,514,876
Accumulated Depreciation	(486,421)	(424,788)

	2,195,785	2,090,088
Construction in Progress	26,708	6,873
Land	283,352	274,450

	2,505,845	2,371,411
Loans Receivable, Net	267,613	300,165
Investments in and Advances to Unconsolidated Joint Ventures	210,045	32,664
Accounts Receivable, Net of Allowance for Doubtful Accounts of $1,580 and $2,918 as of December 31, 2003 and 2002, respectively	16,471	22,382
Other Assets	18,215	13,300
Cash and Cash Equivalents	17,768	8,495

TOTAL ASSETS	$3,035,957	$2,748,417

LIABILITIES AND STOCKHOLDERS’ EQUITY
Bank Notes Payable	$198,000	$267,800
Senior Notes Payable	1,050,476	888,126
Mortgage Notes Payable	158,808	177,922
Accounts Payable, Accrued Expenses and Deferred Income	71,135	62,145
Minority Interests in Joint Ventures	12,931	13,017
Minority Interests Convertible into Common Stock	103,990	58,518
Stockholders’ Equity:
Preferred Stock, $1.00 Par Value: 50,000,000 Shares Authorized; 11,820,000 and 11,721,600 Shares Outstanding as of December 31, 2003 and 2002, respectively	285,173	274,487
Common Stock, $1.00 Par Value: 400,000,000 Shares Authorized; 131,039,800 and 118,939,200 Shares Outstanding as of December 31, 2003 and 2002, respectively	131,040	118,940
Additional Paid-In Capital	1,355,299	1,152,081
Cumulative Net Income	1,179,049	1,020,464
Cumulative Dividends	(1,497,727)	(1,273,378)
Other Equity	(12,217)	(11,705)

Total Stockholders’ Equity	1,440,617	1,280,889

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,035,957	$2,748,417

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

HEALTH CARE PROPERTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands, except per share amounts)

	Year Ended December 31,
	2003	2002	2001
REVENUE
Rental Income	$248,773	$233,088	$213,755
Medical Office Building Rental Income	99,876	89,007	81,900
Equity Income From Unconsolidated Joint Ventures	2,889	920	7
Interest and Other Income	48,645	26,101	21,822

	400,183	349,116	317,484

EXPENSES
Interest Expense	90,749	77,418	78,007
Real Estate Depreciation and Amortization	79,095	73,455	67,071
Operating Expenses for Medical Office Buildings	38,694	31,358	28,803
General and Administrative Expenses	24,731	18,733	13,175
Impairment Losses on Real Estate	2,090	—	6,160

	235,359	200,964	193,216

INCOME FROM OPERATIONS	164,824	148,152	124,268
Minority Interests	(9,751)	(8,396)	(6,595)

INCOME BEFORE DISCONTINUED OPERATIONS	155,073	139,756	117,673

DISCONTINUED OPERATIONS
Operating Income From Discontinued Operations	3,278	7,953	9,741
Gain (Loss) From Real Estate Dispositions and Impairments	234	(10,329)	(6,248)

	3,512	(2,376)	3,493

NET INCOME	158,585	137,380	121,166
Dividends to Preferred Stockholders	(18,183)	(24,900)	(24,900)
Preferred Stock Redemption Charges	(18,553)	—	—

NET INCOME APPLICABLE TO COMMON SHARES	$121,849	$112,480	$96,266

BASIC EARNINGS PER COMMON SHARE:
Income From Continuing Operations Applicable to Common Shares	$0.95	$1.00	$0.86
Discontinued Operations	0.03	(0.02)	0.03

Net Income Applicable to Common Shares	$0.98	$0.98	$0.89

DILUTED EARNINGS PER COMMON SHARE:
Income from Continuing Operations Applicable to Common Shares	$0.94	$0.98	$0.86
Discontinued Operations	0.03	(0.02)	0.03

Net Income Applicable to Common Shares	$0.97	$0.96	$0.89

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	124,942	115,172	107,758

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	126,130	116,990	107,950

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

HEALTH CARE PROPERTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Par Value Amount	Additional Paid-In Capital	Cumulative Net Income	Cumulative Dividends	Other Equity	Total Stockholders’ Equity
December 31, 2000	11,722	$274,487	101,748	$101,748	$876,308	$761,918	$(869,906)	$(5,272)	$1,139,283
Issuances of Common Stock, Net			9,854	9,854	154,418			(2,665)	161,607
Exercise of Stock Options			1,172	1,172	13,630				14,802
Net Income						121,166			121,166
Preferred Stock Dividends							(24,900)		(24,900)
Common Stock Dividends							(165,223)		(165,223)
Amortization of Deferred Compensation								1,639	1,639
Change in Notes Receivable From Officers								(510)	(510)
Other Comprehensive Loss								(1,140)	(1,140)

December 31, 2001	11,722	274,487	112,774	112,774	1,044,356	883,084	(1,060,029)	(7,948)	1,246,724
Issuances of Common Stock, Net			4,894	4,894	90,492			(5,847)	89,539
Exercise of Stock Options			1,272	1,272	16,925				18,197
Net Income						137,380			137,380
Preferred Stock Dividends							(24,900)		(24,900)
Common Stock Dividends							(188,449)		(188,449)
Amortization of Deferred Compensation					308			2,084	2,392
Change in Notes Receivable From Officers								170	170
Other Comprehensive Loss								(164)	(164)

December 31, 2002	11,722	274,487	118,940	118,940	1,152,081	1,020,464	(1,273,378)	(11,705)	1,280,889
Issuances of Common Stock, Net			9,524	9,524	182,498			(6,280)	185,742
Exercise of Stock Options			2,576	2,576	38,854				41,430
Issuance of Preferred Stock, Net	11,820	285,173							285,173
Redemption of Preferred Stock	(11,722)	(274,487)			(18,553)				(293,040)
Net Income						158,585			158,585
Preferred Stock Dividends							(18,183)		(18,183)
Common Stock Dividends							(206,166)		(206,166)
Amortization of Deferred Compensation					419			2,722	3,141
Changes in Notes Receivable From Officers								2,023	2,023
Other Comprehensive Income								1,023	1,023

December 31, 2003	11,820	$285,173	131,040	$131,040	$1,355,299	$1,179,049	$(1,497,727)	$(12,217)	$1,440,617

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

HEALTH CARE PROPERTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Year Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$158,585	$137,380	$121,166
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Real Estate Depreciation and Amortization	79,095	73,455	67,071
Real Estate Depreciation in Discontinued Operations	1,028	2,695	3,387
Impairment Losses on Real Estate	13,992	9,200	6,160
Amortization of Deferred Compensation and Debt Costs	7,428	6,110	4,282
Joint Venture Adjustments	2,403	250	243
Net (Gain)/Loss on Real Estate Dispositions	(12,136)	1,129	6,248
Changes in:
Accounts Receivable	5,911	(1,442)	(4,765)
Other Assets	(5,633)	(190)	1,079
Accounts Payable, Accrued Expenses and Deferred Income	6,500	(4,747)	(4,023)

NET CASH PROVIDED BY OPERATING ACTIVITIES	257,173	223,840	200,848

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Real Estate	(222,745)	(272,853)	(155,329)
Net Proceeds From Sale of Real Estate Properties	56,110	20,890	29,303
Investments in and Advances to Joint Ventures	(181,302)	(12,870)	(230)
Other Investments and Loans	35,053	(126,460)	8,093

NET CASH USED IN INVESTING ACTIVITIES	(312,884)	(391,293)	(118,163)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Change in Bank Notes Payable	(69,800)	159,300	(96,000)
Repayment of Senior Notes	(36,000)	(124,579)	(14,000)
Issuance of Senior Notes	197,536	247,753	—
Net Proceeds From the Issuance of Preferred Stock	285,173	—	—
Net Proceeds From the Issuance of Common Stock and Exercise of Options	222,730	102,338	176,310
Payments on Mortgages	(19,114)	(7,100)	(10,416)
Repurchase of Preferred Stock	(293,040)	—	—
Dividends Paid	(223,231)	(213,349)	(190,123)
Other Financing Activities	730	3,177	1,329

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	64,984	167,540	(132,900)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,273	87	(50,215)
Cash and Cash Equivalents, Beginning of Year	8,495	8,408	58,623

Cash and Cash Equivalents, End of Year	$17,768	$8,495	$8,408

ADDITIONAL CASH FLOW DISCLOSURES:
Interest Paid, Net of Capitalized Interest	$87,653	$82,377	$80,160

Capitalized Interest	$1,210	$1,323	$243

Mortgages Assumed on Acquired Properties	$—	$—	$18,569

Equity Issued in Acquisition of Properties	$48,181	$6,407	$30,730

Conversion of Non-Managing Member Units into Common Stock	$4,442	$5,230	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

HEALTH CARE PROPERTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) THE COMPANY

Health Care Property Investors, Inc., a Maryland corporation, was organized in March 1985 to qualify as a real estate investment trust (REIT). Health Care Property Investors, Inc. and its affiliated subsidiaries and joint ventures (HCP) were organized to invest in health care related properties located throughout the United States. As of December 31, 2003, we own or have investments in 554 properties located in 44 states, net of assets to be sold. The properties include 31 hospitals, 173 long-term care facilities, 124 assisted and retirement living facilities, 196 medical office buildings (MOBs) and 30 other health care facilities. As of December 31, 2003, we provided mortgage loans on or leased these properties to 97 health care operators and to approximately 2,100 lessees.

(2) SIGNIFICANT ACCOUNTING POLICIES

Rental and Interest Income:

Rental Income includes base and additional rental income. We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101) as amended. We recognize base rental income and interest on mortgages on a straight-line basis over the term of the related lease or mortgage when collectibility is deemed probable. Additional rental income based on a percentage of a tenant’s increased revenue over a specified base period revenue is deferred until the annual (rather than quarterly) base period revenue is exceeded.

Allowance for Doubtful Accounts:

We have established provisions and maintain an allowance for doubtful accounts for estimated losses resulting from the possible inability of our tenants to make required rent payments. An allowance for doubtful accounts is recorded as required as a charge to operations in our consolidated statements of operations. The total amount of the allowance for doubtful accounts, which represents the cumulative provisions less write-offs of uncollectible rent, is recorded against accounts receivable on our consolidated balance sheets.

Properties Managed By Third Parties:

We have ownership interests in 180 Medical Office Buildings and 17 other health care properties which are managed by independent property management companies on our behalf. These facilities are leased to multiple tenants under triple net, gross or modified gross leases. For those properties that we consolidate, we record expenses related to the operation of these facilities as Operating Expenses for Medical Office Buildings in our Consolidated Financial Statements.

Real Estate Investments:

We record the acquisition of real estate at cost and allocate the cost of the acquisition to the acquired tangible assets and intangible assets that arise from contractual or other legal rights, including in-place leases, based on their respective fair values. The fair value for land and buildings is typically based on appraised value and replacement cost as if vacant, respectively. The fair value of in-place leases is determined based on the present value of above or below market rents, tenant origination costs and the net lease income from in-place leases over a reasonable lease-up period.

Depreciation and amortization is provided using the straight-line method over the asset’s estimated useful life. Buildings and improvements are depreciated over estimated lives ranging up to 45 years. Lease-related tangible and intangible assets are depreciated or amortized over their estimated useful lives or the lease term. The above and below market rent intangible is amortized to revenue while all other lease intangibles are amortized to expense.

We periodically evaluate our real estate investments for potential impairment by comparing the carrying amount to the expected undiscounted future cash flows to be generated from the investment. If such impairments were to occur, we would write-down our investment in the property to its estimated fair value. Fair value for properties to be held and used is based on the present value of the future cash flows expected to be generated from the asset. Properties to be sold are recorded at the lower of cost or fair value, which is based on the expected sales price, less costs to sell.

Principles of Consolidation:

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51” (Interpretation No. 46) effective immediately for all variable interest entities created after January 31, 2003 and for the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. During October 2003, and again in December 2003, the FASB met and agreed to defer the effective date of Interpretation No. 46 for variable interests acquired before February 1, 2003. The deferral will require public companies to adopt the provisions of Interpretation No. 46 for such variable interests in periods ending after March 15, 2004 (that is, the quarter ending March 31, 2004 for the Company).

We have adopted Interpretation No. 46 for variable interest entities created after January 31, 2003. Interpretation No. 46 requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. For entities that do not qualify as variable interest entities, we consolidate those entities that are majority owned and controlled.

Since we have not adopted Interpretation No. 46 for variable interest entities created before February 1, 2003, we continue to consolidate the accounts of all majority owned and controlled subsidiaries and certain general and limited partnerships created prior to that date. For investments in certain general partnerships and joint ventures created before February 1, 2003 in which we may serve as the general partner or managing member where the other members in these joint ventures have significant voting rights relative to acquisition, sale and refinancing of assets as well as approval rights with respect to budgets, we continue to account for these investments using the equity method of accounting. The accounting policies of these joint ventures are substantially consistent with ours. We are currently evaluating the effects on us, if any, of the adoption of Interpretation No. 46 for variable interest entities created before February 1, 2003.

Federal Income Taxes:

We have operated at all times so as to qualify as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended. As such, we are not taxed on our income that is distributed to stockholders. At December 31, 2003, the tax basis of our net assets and liabilities is less than the reported amounts by approximately $287,000,000. The majority of this difference is attributable to the merger of American Health Properties, Inc. in 1999, wherein, for reporting purposes the assets are recordable at fair value while their tax bases remain at historical cost. Additional variances are caused by several limited liability companies that we consolidate where the assets were recorded at fair value when acquired while their tax bases remained at historical cost, and by accelerated depreciation for tax purposes.

Earnings and profits, which determine the taxability of dividends to stockholders, differ from net income for financial statements due to the treatment required under the Internal Revenue Code of certain interest income and expense items, differences in depreciable lives and the basis of certain assets, and the timing of recognition of rental income.

Discontinued Operations:

We have reclassified certain facilities as Discontinued Operations in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (Statement 144). Statement 144 requires long-lived assets disposed of or to be disposed of to be reported as Discontinued Operations if management has committed to a plan to sell the asset under usual and customary terms within one year.

Stock Options:

On January 1, 2002, we adopted the fair value method of accounting for stock based compensation in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (Statement 123), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock Based Compensation.” We adopted the fair value provisions of Statement 123 prospectively with the fair value of all new stock option grants recognized as compensation expense beginning January 1, 2002. Since only new grants are accounted for under the fair value method, stock based compensation expense is less than that which would have been recognized if the fair value method had been applied to all awards. Our 2001 operating results were not impacted by the adoption of the fair value method. We use the Black Scholes model for calculating the fair value of option grants which requires us to make certain estimates including the expected stock volatility, risk free interest rate, dividend yield and the term of the option. Compensation expense for awards with pro-rata vesting is recognized using the straight-line method of amortization.

Derivatives and Hedging:

Accounting and reporting standards require that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability and measured at fair value. Changes in the fair value of derivatives are recognized as other comprehensive income or loss if specific hedge accounting criteria are met. If these criteria are not met, changes in the fair value are included in earnings.

During 1999, we entered into a $25,000,000 swap contract through which the variable interest rate on a senior note payable is fixed until its February 2004 maturity. We have reflected the unrealized loss on the swap contract based on the change in fair market value of $1,023,000 and ($164,000) during the years ended December 31, 2003 and 2002, respectively, as Other Comprehensive Income (Loss), which is recorded as Other Equity in the Consolidated Statements of Stockholders’ Equity.

In April 2003, the FASB released Statement of Financial Accounting Standards No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this pronouncement did not have an impact on our financial statements.

Cash and Cash Equivalents:

Investments with original maturities of three months or less are considered to be cash equivalents.

Use of Estimates in the Preparation of Financial Statements:

Management is required to make estimates and assumptions in the preparation of financial statements in conformity with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Segments:

We view our operations as principally one segment, namely the ownership of health care related assets. All assets have been aggregated for financial reporting purposes. No other segment information is considered meaningful.

Stock Split:

As of March 2, 2004, each shareholder received one additional share of common stock for each share they own resulting from a 2-for-1 stock split declared by the Company on January 22, 2004. The stock split has been reflected in all periods presented.

Reclassification:

Certain reclassifications have been made for comparative financial statement presentation.

New Accounting Pronouncements:

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (Statement 150). Statement 150 requires that mandatorily redeemable financial instruments be classified as a liability and recorded at settlement value as of the balance sheet date. As a result, consolidated partnerships with a limited-life are considered mandatorily redeemable. On October 29, 2003, the FASB met and voted to defer implementation of the provisions of Statement 150 that require the valuation and establishment of a liability for limited-life entities. Statement 150 would have applied to seven limited-life partnerships. Effective October 2003, we amended the agreement for one of these partnerships to remove the limited-life provision. The minority interest in this partnership is not mandatorily redeemable and is not subject to the disclosure provisions of Statement 150. As of December 31, 2003, we have estimated the settlement value of the minority interests in the remaining six partnerships to be approximately $4,500,000, which is approximately $2,500,000 more than the carrying amount of such minority interests.

(3) REAL ESTATE INVESTMENTS

Leases:

At December 31, 2003, minimum future lease payments to be received from non-cancelable operating leases follows (dollar amounts in thousands):

Year	Non-Cancelable Lease Payments
2004	$378,885
2005	342,954
2006	301,926
2007	280,706
2008	245,512
Thereafter	906,957

Total	$2,456,940

Investments:

Our total real estate investments and related mortgage notes payable at December 31, 2003 consist of the following (dollar amounts in thousands):

Facility Location	Number of Facilities	Land	Buildings and Improvements	Total Investment	Accumulated Depreciation	Mortgage Notes Payable
Hospitals:
Arizona	3	$2,195	$10,060	$12,255	$2,899	$—
Arkansas	2	1,409	19,567	20,976	4,232	—
California	4	36,836	190,438	227,274	30,845	—
Florida	2	6,200	75,019	81,219	19,525	—
Kansas	2	3,816	23,233	27,049	5,207	—
Louisiana	2	3,257	29,134	32,391	12,057	—
South Carolina	2	1,300	21,700	23,000	3,625	—
Texas	4	3,630	33,008	36,638	9,736	—
Other (7 States)	7	16,358	254,216	270,574	29,491	—

Total Hospitals	28	75,001	656,375	731,376	117,617	—

Long-Term Care Facilities:
Arizona	3	809	9,879	10,688	1,503	—
Arkansas	4	159	6,065	6,224	3,000	—
California	11	4,728	19,859	24,587	9,963	—
Colorado	5	1,891	20,704	22,595	8,769	—
Florida	8	4,680	29,048	33,728	11,795	—
Indiana	32	5,669	145,528	151,197	29,095	—
Kansas	3	788	10,548	11,336	4,961	66
Kentucky	6	1,203	15,952	17,155	2,124	—
Maryland	3	1,287	21,736	23,023	10,468	—
Massachusetts	4	1,007	12,562	13,569	8,825	—
Michigan	3	451	9,896	10,347	2,728	—
Nevada	2	2,600	10,500	13,100	1,786	—
North Carolina	6	1,298	21,446	22,744	7,203	51
Ohio	12	2,365	53,220	55,585	17,134	574
Oklahoma	8	1,907	21,259	23,166	4,708	—
Tennessee	13	1,807	59,512	61,319	18,864	—
Texas	9	1,526	33,896	35,422	5,295	—
Washington	2	1,815	7,231	9,046	2,265	—
Wisconsin	6	1,147	17,933	19,080	10,121	—
Other (10 States)	10	1,836	34,256	36,092	13,864	—

Total Long-Term Care Facilities	150	38,973	561,030	600,003	174,471	691

Assisted and Retirement Living Facilities:
Arizona	3	3,703	32,122	35,825	1,550	—
California	7	3,240	34,220	37,460	5,393	—
Florida	13	13,842	70,562	84,404	8,215	—
Indiana	3	1,160	14,164	15,324	1,597	—
Kansas	3	1,310	22,180	23,490	3,368	67
Louisiana	3	1,280	16,096	17,376	2,832	—
Maine	2	710	6,467	7,177	208	—
New Jersey	4	1,619	19,996	21,615	3,885	—
New Mexico	2	1,077	16,429	17,506	3,579	—

Facility Location	Number of Facilities	Land	Buildings and Improvements	Total Investment	Accumulated Depreciation	Mortgage Notes Payable
Assisted and Retirement Living Facilities: (Continued)
North Carolina	2	420	9,733	10,153	2,596	—
Ohio	3	2,710	17,641	20,351	2,467	—
Pennsylvania	2	165	13,885	14,050	3,597	—
South Carolina	6	1,766	42,870	44,636	9,314	—
Texas	26	15,398	213,666	229,064	20,032	—
Washington	3	845	11,528	12,373	2,432	—
Other (13 States)	12	8,620	99,321	107,941	10,458	—

Total Assisted and Retirement Living Facilities	94	57,865	640,880	698,745	81,523	67

Medical Office Buildings (Excluding HCPMOP):
Arizona	9	3,150	50,660	53,810	3,679	$6
California	11	25,621	100,893	126,514	19,047	11,875
Florida	6	2,436	24,067	26,503	2,468	3,230
Indiana	13	13,590	60,072	73,662	9,064	3,689
Minnesota	2	278	23,300	23,578	3,874	—
Nevada	2	5,955	41,773	47,728	2,235	—
New Jersey	2	3,675	28,163	31,838	3,683	—
Tennessee	5	3,696	35,409	39,105	1,543	6,486
Texas	9	6,926	85,990	92,916	15,866	29,808
Utah	21	10,458	114,356	124,814	13,425	11,633
Other (11 States)	11	7,886	111,906	119,792	13,709	65,397

Total Medical Office Buildings	91	83,671	676,589	760,260	88,593	132,124

Other Health Care Facilities:
California	2	8,070	37,772	45,842	9,474	13,400
Connecticut	3	1,350	6,814	8,164	271	—
Florida	5	4,950	6,431	11,381	1,043	—
Rhode Island	2	695	3,579	4,274	129	—
Tennessee	3	1,895	12,824	14,719	2,482	—
Utah	8	280	70,410	70,690	3,233	12,526
Wisconsin	5	3,145	17,050	20,195	2,273	—
Other (2 States)	2	1,431	5,579	7,010	805	—

Total Other Health Care Facilities	30	21,816	160,459	182,275	19,710	25,926

Assets to be Sold	9	6,026	13,581	19,607	4,507	—

Total Consolidated Real Estate Owned	402	$283,352	$2,708,914	$2,992,266	$486,421	$158,808

Unconsolidated Joint Venture (Excluding HCP MOP)	10	—	—	28,294	—	—
HCP MOP	105	—	—	181,751	—	—
Secured Loans Receivable	46	—	—	243,900	—	—

TOTAL INVESTMENT PORTFOLIO	563	$283,352	$2,708,914	$3,446,211	$486,421	$158,808

(4) DISCONTINUED OPERATIONS

For the year ended December 31, 2003, we had 36 facilities classified as discontinued operations with revenue of $6,834,000. We had 43 properties classified as discontinued operations for the years ended December 31, 2002 and 2001 with revenue of $13,696,000 and $14,976,000, respectively. During 2003 and 2002, 27 and seven properties were sold, respectively.

(5) OPERATORS

Major Operators:

Listed below are our major operators which represented three percent or more of our Revenue Less Operating Expenses for the year ended December 31, 2003. All of the companies listed below are publicly traded companies and are subject to the informational filing requirements of the Securities and Exchange Act of 1934, as amended, and accordingly file periodic financial statements on Form 10-K and Form 10-Q with the Securities and Exchange Commission. We can make no representations as to the completeness or accuracy of these reports.

	Total Investment at December 31, 2003	Percentage of Revenue Less Operating Expenses for the Years Ended December 31,
		2003	2002	2001
	(Dollar amounts in thousands)
Tenet Healthcare Corporation (Tenet)	$423,773	16%	18%	19%
American Retirement Corporation (ARC)	332,763	9	3	*
Emeritus Corporation (Emeritus)	169,589	5	5	5
Kindred Healthcare, Inc. (Kindred)	93,312	5	5	3
HealthSouth Corporation (HealthSouth)	113,932	5	5	5

	$1,133,369	40%	36%	32%

*	Less than 1%

Certain operators of our properties, including some of the above, are experiencing financial, legal and regulatory difficulties. The loss of any of these operators or a combination of smaller operators could have a material impact on our results of operations or financial position. Additionally, the operators of the Company’s properties are dependent to varying degrees on government reimbursements, which could decrease and contribute to financial difficulties. We evaluate the ability of our operators to make their lease payments, however, actual results may differ from our estimates.

(6) INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

HCP Medical Office Portfolio, LLC

On October 2, 2003, together with HCP Medical Office Portfolio, LLC (HCP MOP), a joint venture that we formed in June 2003 with GE Commercial Finance, we completed the $575 million acquisition of MedCap Properties, LLC, which included ownership interests in 113 medical office buildings.

HCP MOP acquired 100 of the medical office buildings at an acquisition price of $460 million. We are the managing member of HCP MOP and have a 33% interest therein with voting rights equal to the other member. In addition to our indirect ownership interest in the medical office buildings through our joint venture interest, we will earn acquisition and management fees and an additional return if certain investment hurdles are achieved with respect to these properties. At the time of the acquisition, the joint venture assumed $26 million in mortgage debt at an interest rate of approximately 7%.

Summarized unaudited financial information as of December 31, 2003, and for the period from October 2, 2003 to December 31, 2003 of the unconsolidated joint venture follows (Amounts in thousands):

Real Estate Investments, Net	$465,639
Other Assets	11,193

Total Assets	$476,832

Mortgage Notes Payable	$25,423
Other Liabilities	13,372
Other Partner’s Capital	293,485
Investments from HCP	144,552

Total Liabilities and Partners’ Capital	$476,832

Rental and Interest Income	$20,610

Net Income	$5,134

HCP’s Equity Income	$1,694

Acquisition and Management Fees Earned By HCP	$2,491

Five of the acquired medical office buildings are construction projects we acquired with scheduled completion dates in 2004 and an expected total cost of $67,000,000. As of December 31, 2003, these assets had a carrying value of $37,199,000. These assets are expected to be acquired by HCP MOP upon completion of construction.

The remaining eight of the acquired medical office buildings, with a cost of $48,181,000, were contributed to a joint venture between us and senior MedCap management. The joint venture issued 1,064,539 units valued at $45.26 each, which are redeemable for cash or, at our option, HCP common stock beginning October 2, 2004. This joint venture is consolidated in our financial statements.

On January 20, 2004, HCP MOP completed $288,000,000 of mortgage financings of which $254,000,000 is at a weighted average fixed rate of 5.57% and the balance is at a floating rate based on LIBOR plus 1.75%. The Company received $92,000,000 of net proceeds from the financing.

Tenant improvements, lease acquisition costs and operating expenses are funded through property operations. The Company may be required to provide additional funding if the joint venture does not have sufficient funds to cover these expenditures.

Other Joint Ventures

As of December 31, 2003, we had an 80% interest in each of five joint ventures that lease six long-term care facilities, a 45%-50% interest in four joint ventures that each operate an assisted living facility and a 9.8% interest in five joint ventures that own five retirement living communities. The joint ventures that own five retirement living communities are subsidiaries of American Retirement Corporation.

Summarized unaudited financial information at December 31, 2003 and 2002, and for the years then ended, of the unconsolidated joint ventures and limited liability companies follows (Amounts in thousands):

	2003	2002
Real Estate Investments, Net	$175,796	$328,659
Other Assets	3,002	2,206

Total Assets	$178,798	$330,865

Notes Payable to Third Parties	$15,636	$15,017
Mortgage Notes Payable to Third Parties ARC	55,532	169,787
Accounts Payable	1,846	1,303
Other Partners’ Capital	77,490	112,094
Investments and Advances from HCP, Net	28,294	32,664

Total Liabilities and Partners’ Capital	$178,798	$330,865

Rental and Interest Income	$12,894	$12,397

Net Income	$1,992	$895

HCP’s Equity Net Income	$548	$154

Distributions to HCP	$1,445	$1,789

As of December 31, 2003, we had guaranteed approximately $7,100,000 on notes payable obligations for four of these joint ventures. As of December 31, 2003, the five retirement living communities owned by the five joint ventures of which we have a 9.8% interest secured $55,532,000 of first mortgages with fixed and variable interest rates ranging from 2.54% to 9.5% and maturity dates ranging from January 2004 to June 2025.

Included in “Other Partners’ Capital” above are the proceeds from a loan of $76,228,000 and $112,750,000 as of December 31, 2003 and 2002, respectively, from HCP to a subsidiary of American Retirement Corporation.

During 2003, we acquired four retirement living facilities for $163,500,000 in which we previously owned a 9.8% equity interest. Additionally, we closed a $7,000,000 secured loan to ARC. Three of the properties are leased to ARC and the fourth to a third party that has contracted with ARC to manage the facility. ARC used $52,000,000 of the proceeds from the transaction to repay a portion of an outstanding loan to us including accrued interest.

Prior to our acquisition of these properties, we accrued interest at 13.25% on our loan to ARC and reserved the difference between 13.25% and the 19.5% contractual rate. During 2003, we increased the accrual rate to 16.5% and recognized $1,200,000 of interest that was reserved at December 31, 2002. The increased accrual rate was determined based on our evaluation of the sufficiency of the net assets collateralizing the loan.

Our maximum exposure to losses for our joint ventures at December 31, 2003 is the carrying value of the joint venture investments, including advances to and our investment in the HCP MOP development properties, of $210,045,000 and an additional $7,100,000 resulting from the guarantee of notes payable discussed above. Our exposure may increase if we are required to provide any additional funding to HCP MOP.

(7) LOANS RECEIVABLE, NET

The components of Loans Receivable, Net follows:

	December 31,
	2003	2002
	(Amounts in thousands)
Secured	$243,900	$275,905
Unsecured	23,713	24,260

Total	$267,613	$300,165

Loans Receivable are net of an allowance for doubtful accounts of $2,932,000 and $1,227,000 at December 31, 2003 and 2002, respectively.

At December 31, 2003, minimum future principal payments on secured Loans Receivable are $2,266,000 in 2004, $19,083,000 in 2005, $68,631,000 in 2006, $94,465,000 in 2007, $2,579,000 in 2008 and $56,876,000 in the aggregate thereafter.

The following is a summary of Secured Loans Receivable, Net at December 31, 2003:

Final Payment Due	Number of Loans	Payment Terms	Initial Principal Amount	Carrying Amount
			(Amounts in thousands)
2005	2	Monthly payments of $188,000, including interest at 13.25%, secured by a skilled nursing facility in Michigan.	$16,625	$16,582
2006	5	Monthly payments from $24,000 to $351,000, including interest from 4.14% to 10.72%, secured by an acute care hospital located in Texas and a retirement center located in North Carolina.	72,293	69,108
2007	1	Quarterly interest payments of $2,536,875 at an initial pay rate of 9.0%, increasing annually by 55 basis points to generate a 19.5% return at maturity, secured by an ownership interest in five LLCs.	112,750	76,228
2008	1	Monthly payments of $8,000, including interest at 10.50%, secured by an acute care facility in Wisconsin.	800	760
2010	1	Monthly payments of $344,000, including interest at 11.20%, secured by a congregate care facility and ten long-term care facilities.	34,760	31,690
2007-2031	8	Monthly payments from $14,900 to $179,000, including interest from 5.93% to 13.75%, secured by various facilities in various states.	52,181	49,532

Totals	18		$289,409	$243,900

(8) NOTES PAYABLE

Senior Notes Payable:

On February 28, 2003, we issued $200,000,000 in aggregate principal amount of 6.00% Senior Notes due 2015. Interest on these notes is payable semi-annually in March and September. On June 25, 2002, we issued $250,000,000 in aggregate principal amount of 6.45% Senior Notes due 2012. Interest on these notes is payable semi-annually in June and December.

A summary of Senior Notes outstanding at December 31, 2003 follows (dollar amounts in thousands):

Maturity	Amount	Effective Interest Rate	Year Issued
2004	$5,000	9.10%	1994
2004	25,000	9.00%	2000
2004	62,000	6.92%-7.48%	1999
2005	31,000	7.03%-7.79%	1995
2005	200,000	6.77%	1998
2006	115,000	6.50%	1996
2006	20,000	7.88%	1998
2007	140,000	7.3%-8.16%	1997
2010	6,421	6.62%	1995
2012	250,000	6.66%	2002
2015	200,000	6.13%	2003

	$1,054,421
Option Payment Received Related to 1998
Debt, Net of Accumulated Amortization	3,539
Less: Discount, Net of Accumulated Amortization	(7,484)

	$1,050,476

The weighted average interest rate on the Senior Notes was 6.89% and 7.08% for 2003 and 2002, respectively, and the weighted average balance of the Senior Note borrowings was approximately $1,023,718,000 and $796,701,000 during 2003 and 2002, respectively. Original issue discounts are amortized over the term of the Senior Notes. The option payment relates to the unamortized portion of a put option associated with $200,000,000 principal amount of 6.875% MandatOry Par Put Remarketed Securities (MOPPRS) due June 8, 2015 which are subject to mandatory tender on June 8, 2005. The put option is being amortized to interest expense over 17 years. We may be required to repurchase all or a portion of the MOPPRS at face value on June 8, 2005. The interest rate on any remaining MOPPRS from June 8, 2005 to the final maturity date will be reset to 5.565% plus an applicable spread.

During the year ended December 31, 2003, we paid off $31,000,000 of maturing long-term debt with an average interest rate of 7.09% and redeemed $5,000,000 in Medium Term Notes due 2015 which carried an interest rate of 9.00%. During the year ended December 31, 2002, we paid off $124,579,000 of maturing long-term debt with an average interest rate of 7.20%.

Mortgage Notes Payable:

At December 31, 2003, we had a total of $158,808,000 in Mortgage Notes Payable secured by 32 health care facilities with a net book value of approximately $272,359,000. Interest rates on the Mortgage Notes ranged from 2.75% to 10.63%.

Bank Notes Payable:

In October 2002, we closed on a new three-year revolving line of credit totaling $490,000,000. The new line bears an annual facility fee of 0.25%. The agreement provides for interest at the Prime Rate, the London Interbank Offered Rate (LIBOR) plus 0.875% or at a rate negotiated with each bank at the time of borrowing. An additional fee of 0.125% is paid on borrowings when borrowings exceed 50% of the $490,000,000 capacity. Interest rates incurred by us ranged from 1.40% to 4.00% and 2.15% to 3.51% on maximum short-term bank borrowings of $437,600,000 and $309,800,000 for 2003 and 2002, respectively. The weighted average interest rates were approximately 2.06% and 2.63% on weighted average short-term bank borrowings of $187,193,000 and $188,115,000 for 2003 and 2002, respectively.

Our debt maturities by year at December 31, 2003 follows (Dollar amounts in thousands):

Year	Senior Notes Payable	Mortgage Notes Payable	Bank Notes Payable	Total
2004	$92,000	$13,475	$—	$105,475
2005	231,000	16,014	198,000	445,014
2006	135,000	7,378	—	142,378
2007	140,000	4,100	—	144,100
2008	—	19,788	—	19,788
Thereafter	456,421	98,053	—	554,474

Total	$1,054,421	$158,808	$198,000	$1,411,229

(9) COMMITMENTS AND CONTINGENCIES

We have contractual commitments to acquire or construct $116,000,000 of health care real estate and capital projects including $29,000,000 of construction projects we may be required to fund related to HCP MOP

In connection with the transfer of operations of certain long-term care or assisted living facilities from existing lessees to replacement lessees/operators, we have provided limited indemnities and guaranties pertaining to certain matters relating to such facilities prior to the date transfer date. Our maximum potential exposure for these limited indemnities and guaranties was $2,555,000 as of December 31, 2003, although we expect actual costs, if any, related to these indemnities to be nominal.

We are from time to time parties to legal proceedings, lawsuits and other claims in the ordinary course of our business. These claims, even if not meritorious, could force us to spend significant financial resources. We are not aware of any legal proceedings or claims against us that we believe will have, individually or taken together, a material adverse effect on our business, prospects, financial condition or results of operations.

One of the Company’s hospitals located in Tarzana, California, and operated by Tenet under a lease expiring in February 2009 is affected by State of California Senate Bill 1953 (SB 1953), which requires certain seismic safety building standards for acute care hospital facilities. The Company and Tenet are currently reviewing the SB 1953 compliance of this hospital, multiple plans of action to cause such compliance, the estimated time for completing the same and the cost of performing necessary remediation of the property. The Company cannot currently estimate the potential costs of SB 1953 compliance with respect to the affected hospital or the final allocation of such costs between the Company and Tenet. Rent on the hospital in 2003 was $10.8 million and the net book value is $81 million.

(10) COMMON STOCK

During 2003, we issued 2,800,000 shares of common stock at a net offering price of $20.75 per share, generating net proceeds of $58,100,000. During the year ended December 31, 2003, we also raised $123,379,000 at an average price per share of $19.94 under our Dividend Reinvestment and Stock Purchase Plan (DRIP). Since implementation of the new DRIP in March 2001, $236,571,000 has been raised through the issuance of new common equity under the DRIP.

During December 2003, optional investment activity in the DRIP declined significantly from previous levels due to the exclusion of certain participants who were managing multiple accounts and engaging in short term trading activities. The optional investment in December 2003 was $243,000 as compared with average monthly optional investments during the first 11 months of 2003 of $8,964,000. Also, beginning January 1, 2004, the Company reduced the discount on its shares of common stock purchased through the DRIP from 2% to 1%.

(11) PREFERRED STOCK

On September 15, 2003, we issued 4,000,000 shares of 7.25% Series E Cumulative Redeemable Preferred Stock at $25 per share, generating gross proceeds of $100,000,000.

On December 3, 2003, we issued 7,820,000 shares of 7.1% Series F Cumulative Redeemable Preferred Stock at $25 per share, raising gross proceeds of $195,500,000.

On May 2, 2003, we redeemed all of our outstanding 8.6% Series C preferred stock. The amount paid to redeem the preferred stock was approximately $99,415,0000 plus accrued dividends. The redemption amount above our carrying amount of the Series C preferred stock gave rise to a non-operating charge of $11,800,000.

On September 10, 2003, we redeemed all of our outstanding 7.875% Series A preferred stock. The amount paid to redeem the Series A preferred stock was approximately $60,000,000 plus accrued dividends. The redemption amount above our carrying amount of the Series A preferred stock gave rise to a non-operating charge of $2,200,000.

On October 1, 2003, we redeemed all of our 8.7% Series B preferred stock. The amount paid to redeem the Series B preferred stock was approximately $133,625,000 plus accrued dividends. The redemption amount above our carrying amount of the Series B preferred stock gave rise to a non-operating charge of $4,600,000.

Preferred Stock outstanding at December 31, 2003 is comprised of two series of cumulative redeemable preferred stock summarized as follows:

Issuance	Shares Outstanding	Issue Price	Dividend Rate	Callable at Par on or After
Series E	4,000,000	$25/share	7.25%	September 15, 2008
Series F	7,820,000	$25/share	7.10%	December 3, 2008

Dividends on the Series E and Series F preferred stock are payable quarterly in arrears on the last day of March, June, September and December. The Series E and Series F preferred stock have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities of HCP. The carrying value of preferred stock approximates fair value.

(12) OTHER EQUITY

Other equity consists of the following:

	December 31,
	2003	2002
	(Amounts in thousands)
Unamortized Balance of Deferred Compensation	$11,700	$8,142
Notes Receivable From Officers and Directors for Purchase of Common Stock	236	2,259
Accumulated Other Comprehensive Loss	281	1,304

Total Other Equity	$12,217	$11,705

Deferred compensation is the value of incentive stock awards granted to employees and directors.

Other comprehensive loss is a reduction of net income in calculating comprehensive income. Comprehensive income is the change in equity from non-owner sources. Comprehensive income for the years ended December 31, 2003 and 2002 was $159,608,000 and $137,216,000, respectively.

Loans secured by stock in HCP to directors and officers total $236,000 and $2,259,000 at December 31, 2003 and 2002, respectively, and are classified in Other Equity on the Statement of Stockholders’ Equity. The interest rate charged is based on the prevailing applicable federal rate as of the inception of the loan and averaged 4.63% and 3.71% for the year ended December 31, 2003 and 2002, respectively. The authority for HCP to maintain such loans was agreed furthered under the Sarbanes-Oxley Act of 2002.

(13) OPERATING PARTNERSHIP UNITS

As of December 31, 2003, there were a total of 2,643,508 non-managing member units outstanding in four limited liability companies of which we are the managing member: HCPI/Tennessee, LLC; HCPI/Utah, LLC; HCPI/Utah II, LLC; and HCPI/Indiana, LLC. The non-managing member units of HCPI/Utah, LLC, HCPI/Utah II, LLC and HCPI/Indiana, LLC are convertible into our common stock on a one unit for two shares basis. Each non-managing member unit of HCPI/Tennessee, LLC is redeemable after October 2, 2004 for an amount of cash approximating the then current market value of two shares of our common stock or, at our option, two shares of our common stock. During the year ended December 31, 2003, we issued 1,064,539 non-managing member units of HCPI/Tennessee, LLC as part of the MedCap Properties, LLC acquisition described earlier.

(14) EARNINGS PER COMMON SHARE

We compute earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic earnings per common share is computed by dividing Net Income applicable to common shares by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is calculated including the effect of dilutive securities. Approximately 1,000,000 options to purchase shares of common stock that had an exercise price in excess of the average market price of the common stock during 2003 were not included because they are not dilutive. Additionally, shares issuable upon conversion of 2,643,508 non-managing member units were not included since they are not dilutive.

	For Year Ended December 31,
	2003			2002			2001
(Amounts in thousands except per share amounts)	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
Basic Earnings Per Common Share:
Net Income Applicable to Common Shares	$121,849	124,942	$0.98	$112,480	115,172	$0.98	$96,266	107,758	$0.89
Dilutive Options and Unvested Restricted Stock	—	1,188	0.01	—	1,818	0.02	—	192	—

Diluted Earnings Per Common Share	$121,849	126,130	$0.97	$112,480	116,990	$0.96	$96,266	107,950	$0.89

During the fourth quarter of 2003, we changed our diluted earnings per share calculation related to the treatment of unvested restricted stock grants and employee stock options. The impact of the change resulted in 696,000 additional shares included in the number of shares used to calculate diluted earnings per share in 2002, which reduced diluted earnings per share by $0.01.

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

	December 31, 2003		December 31, 2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Amounts in thousands)
Secured Loans Receivable	$243,900	$268,044	$275,905	$304,550
Senior Notes and Mortgage Notes Payable	$1,407,284	$1,522,673	$1,066,048	$1,150,819

(16) STOCK INCENTIVE PLAN

Directors, officers and key employees of the Company are eligible to participate in our 2000 Stock Incentive Plan (Plan). During 2003, 5,000,000 additional shares were authorized to be issued under the plan with approximately 7,013,000 shares available for future awards at December 31, 2003. Stock options are granted with an exercise price equal to the fair market value of the stock on the date of grant. Stock options and restricted stock awards generally vest over a five year period. A summary of the status of our Plan at December 31, 2003, 2002 and 2001 and changes during the years then ended is presented in the following table and narrative:

	2003		2002		2001
Options	Shares (000’s)	Weighted Average Exercise Price	Shares (000’s)	Weighted Average Exercise Price	Shares (000’s)	Weighted Average Exercise Price
Outstanding, beginning of year	7,538	$15	8,806	$16	6,570	$14
Granted	1,068	19	24	21	3,434	17
Exercised	(2,576)	16	(1,272)	15	(1,172)	13
Forfeited	(669)	15	(20)	16	(26)	—

Outstanding, end of year	5,361	16	7,538	15	8,806	16
Exercisable, end of year	921	15	2,074	17	1,606	16
Weighted average fair value of options granted during the year	$0.91		$1.24		$0.55

Incentive Stock Awards
Issued	334		314		172
Canceled	(51)		(2)		(2)

The following table describes the options outstanding as of December 31, 2003.

Total Options Outstanding (000’s)	Exercise Price	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining (Years)	Options Exercisable At December 31, 2003 (000’s)	Weighted Average Exercise Price
1,811	$12-16	$13	6	436	$14
2,294	16-18	17	7	262	15
1,256	18-24	20	8	223	18

5,361	$12-24	$16	7	921	$15

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following ranges of assumptions: risk-free interest rates of 3.99% to 5.13%; expected dividend yields of 8.65% to 8.85%; expected lives of 10 years; and expected volatility of .1916 to .2064.

As of January 1, 2002, we commenced recognizing compensation expense using the fair value method in accordance with Statement 123. Previously, we had accounted for all stock options under Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (APB 25), which is permitted under Statement 123. Had compensation expense for stock options been determined based on the fair value method for all awards, our Net Income and Basic Earnings Per Common Share would have been lower by approximately $313,000, $468,000 and $638,000 for the years ended December 31, 2003, 2002 and 2001, respectively or less than $0.01 per diluted share of commons stock.

(17) DIVIDENDS (UNAUDITED)

Common stock dividend payment dates are scheduled approximately 50 days following the end of each calendar quarter. On February 19, 2004, we paid a dividend of $0.4175 per share to stockholders of record on February 4, 2004.

In order to qualify as a REIT, we must generally, among other requirements, distribute at least 90% of our taxable income to our stockholders. HCP and other REITs generally distribute 100% of taxable income to avoid taxes on the remaining 10% of taxable income.

Per share dividend payments made by HCP to the stockholders were characterized in the following manner for tax purposes:

	Year Ended December 31,
	2003	2002	2001
Common Stock
Ordinary Income	$1.0913	$1.1450	$0.9049
Capital Gains Income	—	—	—
Return of Capital	0.5687	0.4850	0.6451

Total Dividends Paid	$1.6600	$1.6300	$1.5500

7.875% Preferred Stock Series A
Ordinary Income	$1.3672	$1.9688	$1.9688
Capital Gains Income	—	—	—

Total Dividends Paid	1.3672	$1.9688	$1.9688

8.70% Preferred Stock Series B
Ordinary Income	$1.6251	$2.1750	$2.1750
Capital Gains Income	—	—	—

Total Dividends Paid	1.6251	$2.1750	$2.1750

8.60% Preferred Stock Series C
Ordinary Income	$0.7243	$2.1500	$2.1500
Capital Gains Income	—	—	—

Total Dividends Paid	$0.7243	$2.1500	$2.1500

7.25% Preferred Stock Series E
Ordinary Income	$0.5337	—	—
Capital Gains Income	—	—	—

Total Dividends Paid	$0.5337	—	—

Dividends on all series of preferred stock are paid on the last day of each quarter.

(18)	QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended
	March 31	June 30	September 30	December 31
2003	(Amounts in thousands, except per share data)
Revenue	$90,293	$97,412	$102,284	$110,195
Gain (Loss) From Real Estate Dispositions and Impairments	$(6,263)	$(2,372)	$5,086	$3,783
Net Income Applicable to Common Shares	$21,439	$20,295	$38,680	$41,435
Dividends Paid Per Common Share	$0.415	$0.415	$0.415	$0.415
Basic Earnings Per Common Share	$0.18	$0.17	$0.31	$0.32
Diluted Earnings Per Common Share	$0.18	$0.17	$0.31	$0.32

2002
Revenue	$77,985	$86,630	$88,809	$95,692
Gain (loss) on Sale of Real Estate Properties	$(1,319)	$714	$(479)	$(9,245)
Net Income Applicable to Common Shares	$24,184	$34,130	$31,017	$23,149
Dividends Paid Per Common Share	$0.400	$0.405	$0.410	$0.415
Basic Earnings Per Common Share	$0.21	$0.30	$0.27	$0.20
Diluted Earnings Per Common Share	$0.21	$0.30	$0.26	$0.19

Results of operations for properties sold or to be sold have been reclassified to discontinued operations for all periods presented. As a result of this reclassification the amounts above may differ from previously filed financial statements. The reclassification of results to discontinued operations has no impact on net income or net income per share.

(19)	SUBSEQUENT EVENTS (UNAUDITED)

On January 22, 2004, the Company announced that its Board of Directors approved a 2-for-1 stock split in the form of a stock dividend. Stockholders of record as of the close of business on February 4, 2004 received one additional share of common stock for each share they own on March 2, 2004. The stock split has been reflected in all periods presented.

On January 22, 2004, the Company announced that its Board of Directors declared a quarterly common stock cash dividend of $0.4175 per share. The common stock cash dividend was paid on February 19, 2004 to stockholders of record as of the close of business on February 4, 2004.

On January 22, 2004, the Company announced the undertaking of certain corporate governance initiatives that it believes are in the best interests of the Company’s stockholders. The Company’s Board of Directors amended the Company’s stockholder rights plan (“poison pill”) causing the rights to expire on February 2, 2004 and has approved amendments to the Company’s charter and bylaws that would declassify its Board of Directors and provide for the annual election of directors. Under the current classified system, directors are elected to a three-year term and approximately one-third of the full board is up for election each year. The charter amendment providing for declassification will require stockholder approval, which the Company intends to seek at its 2004 annual stockholders’ meeting.

On February 27, 2004, the Company sold seven medical office buildings and ten other health care facilities for a sales price of $127,550,000 and paid off $31,349,000 of related mortgage debt at on average rate of 7.67%. The taxable gain from the sale was deferred under section 1031 of the tax code. The income from operations from the 17 properties for the year ended December 31, 2003 was $7,514,000 which was composed of revenue of $18,146,000, operating expenses of $5,477,000, depreciation expense of $3,767,000 and interest expense of $1,388,000. The Company had a gain on the sale of approximately $7,400,000 which will be recorded in the first quarter of 2004.

On January 16, 2004, the Company acquired a healthcare laboratory and biotech research facility located in San Diego, California for a purchase price of $40,000,000.

On March 12, 2004, James G. Reynolds, our Executive Vice President and current Chief Financial Officer, filed a lawsuit against the Company and Kenneth B. Roath, our Chairman, and James F. Flaherty III, our Chief Executive Officer and a director. The lawsuit was filed in Superior Court of California, County of Orange and is styled James G. Reynolds vs. Health Care Property Investors, Inc., Kenneth B. Roath and James Flaherty, III, et al. Reynolds, 52, alleges, among other things, breach of oral contract, promissory fraud, defamation, wrongful constructive termination, infliction of emotional distress and age discrimination. In his complaint, Reynolds claims that he was promised an employment contract providing that, in the event he was terminated in breach of contract, he would receive two years of salary and bonus, and accelerated vesting of all unvested stock options and restricted stock as if he had been employed through and including five years after the date of such termination. Reynolds also claims that he was promised a supplemental executive retirement plan and an enhanced operational role in the Company. He further claims that he is owed $200,000 of unpaid wages relating to an alleged unpaid bonus for 2001 performance. Reynolds seeks unspecified compensatory, consequential and punitive damages relating to his claims. The Company believes that Reynolds’ claims are not meritorious and intends to contest them. Reynolds disagrees with this conclusion.