Form 10-Q
period 2004-03-31
HEALTH CARE PROPERTY INVESTORS INC
filed 2004-05-10
CIK 765880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2004.

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission file number 1-8895

HEALTH CARE PROPERTY INVESTORS, INC.

(Exact name of registrant as specified in its charter)

Maryland	33-0091377
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

3760 Kilroy Airport Way, Suite 300

Long Beach, CA 90806

(Address of principal executive offices)

(562) 733-5100

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

As of May 3, 2004, there were 132,020,011 shares of $1.00 par value common stock outstanding.

HEALTH CARE PROPERTY INVESTORS, INC.

INDEX

PART I. FINANCIAL INFORMATION

Health Care Property Investors, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	March 31, 2004	December 31, 2003
	(Unaudited)
Assets
Real estate investments:
Buildings and improvements	$2,621,365	$2,682,206
Accumulated depreciation	(494,274)	(486,421)

	2,127,091	2,195,785
Construction in progress	73,438	64,303
Land	274,385	283,352

	2,474,914	2,543,440
Loans receivable, net	176,657	184,360
Loans to joint venture partners	80,791	83,253
Investments in and advances to unconsolidated joint ventures	61,973	172,450
Accounts receivable, net of allowance of $1,315 and $1,580, respectively	16,417	16,471
Cash and cash equivalents	28,132	17,768
Other assets	18,578	18,215

Total assets	$2,857,462	$3,035,957

Liabilities and stockholders’ equity
Bank notes payable	$90,000	$198,000
Senior notes payable	1,000,689	1,050,476
Mortgage notes payable	126,282	158,808
Accounts payable and accrued expenses	57,350	55,055
Deferred revenue	20,272	16,080
Minority interests in joint ventures	13,871	12,931
Minority interests convertible into common stock	103,484	103,990
Stockholders’ equity:
Preferred stock	285,173	285,173
Common stock	131,952	131,040
Additional paid-in capital	1,372,663	1,355,299
Cumulative net income	1,225,884	1,179,049
Cumulative dividends	(1,557,786)	(1,497,727)
Other equity	(12,372)	(12,217)

Total stockholders’ equity	1,445,514	1,440,617

Total liabilities and stockholders’ equity	$2,857,462	$3,035,957

See accompanying Notes to Condensed Consolidated Financial Statements.

Health Care Property Investors, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2004	2003
Revenues:
Rental income	$63,113	$55,413
Medical office building rental income	24,588	20,352
Equity income from unconsolidated joint ventures	1,237	142
Interest and other income	9,154	10,000

	98,092	85,907

Expenses:
Interest	22,021	21,541
Real estate depreciation and amortization	20,584	18,321
Operating expenses for medical office buildings	9,049	7,320
General and administrative	7,302	5,242

	58,956	52,424

Income from operations	39,136	33,483
Minority interests	(2,865)	(1,995)

Income from continuing operations	36,271	31,488

Discontinued operations:
Operating income from discontinued operations	1,556	2,439
Gain (loss) on real estate dispositions and impairments	9,008	(6,263)

	10,564	(3,824)

Net income	46,835	27,664
Dividends to preferred stockholders	(5,283)	(6,225)

Net income applicable to common shares	$41,552	$21,439

Basic earnings per common share:
Income from continuing operations applicable to common shares	$0.24	$0.21
Discontinued operations	0.08	(0.03)

Net income applicable to common shares	$0.32	$0.18

Diluted earnings per common share:
Income from continuing operations applicable to common shares	$0.23	$0.21
Discontinued operations	0.08	(0.03)

Net income applicable to common shares	$0.31	$0.18

Shares used to calculate earnings per share:
Basic	130,739	119,158
Diluted	132,700	120,044

See accompanying Notes to Condensed Consolidated Financial Statements.

Health Care Property Investors, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(In thousands)

	Preferred stock		Common stock
	Number of shares	Amount	Number of shares	Par value	Additional paid-in capital	Cumulative net income	Cumulative dividends	Other equity	Total stockholders’ equity

Balance, December 31, 2003	11,820	$285,173	131,040	$131,040	$1,355,299	$1,179,049	$(1,497,727)	$(12,217)	$1,440,617

Exercise of stock options	—	—	621	621	9,244	—	—	—	9,865

Issuance of restricted stock, net	—	—	26	26	1,283	—	—	(1,309)	—

Other issuances of stock	—	—	265	265	6,701	—	—	—	6,966

Net income	—	—	—	—	—	46,835	—	—	46,835

Preferred stock dividends	—	—	—	—	—	—	(5,283)	—	(5,283)

Common stock dividends	—	—	—	—	—	—	(54,776)	—	(54,776)

Amortization of deferred compensation	—	—	—	—	136	—	—	873	1,009

Other comprehensive income	—	—	—	—	—	—	—	281	281

Balance, March 31, 2004	11,820	$285,173	131,952	$131,952	$1,372,663	$1,225,884	$(1,557,786)	$(12,372)	$1,445,514

See accompanying Notes to Condensed Consolidated Financial Statements.

Health Care Property Investors, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$46,835	$27,664
Adjustments to reconcile net income to net cash provided by operating activities:
Real estate depreciation and amortization	20,584	18,321
Real estate depreciation in discontinued operations	715	1,442
Amortization of deferred compensation and debt issuance costs	1,673	1,508
Joint venture adjustments	496	241
Gain on real estate dispositions	(9,983)	(2,589)
Impairment losses on real estate	975	8,852
Changes in:
Accounts receivable	54	3,063
Loans and other assets	(415)	2,466
Payables, accruals and deferred income	6,404	11,189

Net cash provided by operating activities	67,338	72,157

Cash flows from investing activities:
Acquisition and construction of real estate	(56,808)	(29,220)
Proceeds from the sale of real estate properties, net	98,216	6,043
Distributions from (investments in) joint ventures, net	91,813	(10,206)
Other investments and loans	13,724	—

Net cash provided by (used in) investing activities	146,945	(33,383)

Cash flows from financing activities:
Net change in bank notes payable	(108,000)	(165,600)
Repayment of senior notes payable	(51,080)	(35,000)
Issuance of senior notes	—	197,536
Cash proceeds from issuing common stock	16,338	25,028
Payments on mortgages	—	(1,405)
Dividends paid	(61,177)	(55,750)
Other financing activities	—	1,362

Net cash used in financing activities	(203,919)	(33,829)

Net increase in cash and cash equivalents	10,364	4,945
Cash and cash equivalents, beginning of period	17,768	8,495

Cash and cash equivalents, end of period	$28,132	$13,440

Supplemental disclosure of cash flow information
Interest paid, net of capitalized interest	$20,962	$15,238

Interest capitalized	$174	$161

Mortgages included with real estate dispositions	31,397	—

See accompanying Notes to Condensed Consolidated Financial Statements.

HEALTH CARE PROPERTY INVESTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) ORGANIZATION AND BASIS OF PRESENTATION

Health Care Property Investors, Inc. is a real estate investment trust (“REIT”) that, together with its consolidated subsidiaries and joint ventures (collectively, “HCP” or the “Company”), invests directly, or through joint ventures and mortgage loans, in health care related properties located throughout the United States. As of March 31, 2004, the Company has investments in 537 properties located in 43 states, excluding assets which are held for sale. These properties include 30 hospitals, 173 long-term care facilities, 122 assisted and retirement living facilities, 188 medical office buildings (MOBs) and 24 other health care facilities. The Company’s total investment in these properties, which represents the historical cost of real estate and the net book value of unconsolidated joint ventures and mortgage loans, was $3.3 billion at March 31, 2004.

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Health Care Property Investors, Inc. and its consolidated subsidiaries and joint ventures. All significant intercompany balances and transactions have been eliminated in consolidation. The interim financial information reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of financial condition and results of operations for the periods presented. These unaudited financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 Annual Report”).

Certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for any subsequent quarter or the full year. Certain prior period amounts have been reclassified to conform to the current period presentation.

Management is required to make estimates and assumptions in the preparation of financial statements in conformity with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. The Company’s 2003 Annual Report includes a summary of significant accounting policies and estimates. Actual results could differ materially from those estimates.

Principles of Consolidation

During 2003, the Company adopted Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (FIN 46), for variable interest entities created after January 31, 2003. On January 1, 2004 the Company adopted FIN 46 for variable interest entities created before February 1, 2003. Accordingly, the Company presently consolidates all variable interest entities in which it absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. For entities that do not qualify as variable interest entities, the Company consolidates those entities that are majority owned and controlled. The adoption of FIN 46 in 2004 for variable interest entities created before February 1, 2003 resulted in the consolidation of five joint ventures effective January 1, 2004, that were previously accounted for under the equity method. The consolidation of these joint ventures did not have a significant effect on the Company’s consolidated balance sheet or statement of income.

The Company has eleven consolidated partnerships that have a limited life. As of March 31, 2004, the estimated settlement value of the minority interests is $6.0 million, which is approximately $4.0 million more than the carrying amount.

Federal Income Taxes

HCP has made an election to qualify and believes it operates so as to qualify as a REIT for federal income tax purposes. However, under the Tax Relief Extension Act of 1999, which became effective on January 1, 2001, HCP is permitted to participate in certain previously precluded activities and still maintain its REIT qualification. These activities must be conducted by entities which elect to be treated as taxable REIT subsidiaries (“TRSs”). Accordingly, the Company will be subject to federal and state income taxes on the income generated within the TRSs. During the quarters ended March 31, 2004 and 2003, the Company’s tax provision related to such activities was not significant.

Stock Split

As of March 2, 2004, each shareholder of record on February 4, 2004 received one additional share of common stock for each share they owned on such record date resulting from a 2-for-1 stock split in the form of a stock dividend declared on January 22, 2004. The stock split has been reflected in all periods presented.

(2) INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES

HCP Medical Office Portfolio, LLC

The Company is the managing member of HCP Medical Office Portfolio, LLC (“HCP MOP”), and has a 33% equity interest therein. The joint venture is engaged in the acquisition and operation of medical office building properties. Summarized unaudited financial information of HCP MOP follows:

	March 31, 2004	December 31, 2003
	((In thousands)
Real estate investments, net	$464,234	$465,639
Other assets	21,883	11,193

Total assets	$486,117	$476,832

Notes payable	$313,140	$25,423
Other liabilities	13,901	13,372
Other member’s capital	106,581	293,485
Investments from HCP	52,495	144,552

Total liabilities and members’ capital	$486,117	$476,832

Three Months Ended March 31, 2004
(In thousands)
Rental and interest income	$21,307

Net income	$2,955

HCP’s equity income	$975

Fees earned by HCP	$775

Distributions received	$92,435

HCP MOP acquired 100 properties from MedCap Properties, LLC (“MedCap”) in October 2003 for $460 million, including the assumption of $26 million of mortgage debt at the acquisition date. On January 20, 2004, HCP MOP completed $288 million of mortgage financings of which $254 million is at a weighted average fixed rate of 5.57% and the balance is at a floating rate based on LIBOR plus 1.75%. The Company received $92 million of distributions from the financing.

In connection with the acquisition of properties by HCP MOP from MedCap, the Company acquired five medical office buildings that are under construction. These properties have scheduled completion dates in 2004 and an aggregate expected cost of $67 million. At March 31, 2004, these assets are included in construction in progress. The Company previously expected these assets to be acquired by HCP MOP upon completion of construction; however, the Company presently expects that it will retain ownership in these assets. Accordingly, such assets have been reclassified to construction in progress from investment in and advances to unconsolidated joint ventures at December 31, 2003.

Tenant improvements, lease acquisition costs and operating expenses of HCP MOP are funded through property operations. The Company may be required to provide additional funding if the joint venture does not have sufficient funds to cover these expenditures.

Other Unconsolidated Joint Ventures

As of March 31, 2004, the Company had (i) a 45%-50% interest in four joint ventures that each operates an assisted living facility and (ii) a 9.8% interest in five joint ventures (subsidiaries of American Retirement Corporation or “ARC”) that each own a retirement living community (the “ARC JVs”). Summarized unaudited financial information of the unconsolidated joint ventures follows:

	March 31, 2004	December 31, 2003
	(In thousands)
Real estate investments, net	$156,726	$175,796
Other assets	1,826	3,002

Total assets	$158,552	$178,798

Notes payable	$16,594	$15,636
Mortgage notes payable	55,341	55,532
Accounts payable	—	1,846
Other partners’ capital	77,392	77,490
Investments from HCP	9,225	28,294

Total liabilities and partners’ capital	$158,552	$178,798

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Rental and interest income	$4,528	$8,916

Net income	$1,083	$1,926

HCP’s equity income	$262	$142

Distributions received	$223	$528

As of March 31, 2004, the Company has guaranteed approximately $7.5 million out of a total of $16.6 million of notes payable for four of the joint ventures. Additionally, the properties owned by the ARC JVs are secured by $55.3 million of first mortgages. These mortgages have variable and fixed interest rates ranging from 1.2% to 9.5% and maturity dates ranging from May 2005 to June 2025.

At March 31, 2004 and December 31, 2003, the Company had a loan of $77.7 million and $76.2 million, respectively, to a subsidiary of ARC that is collateralized by the facilities held by the joint ventures. At March 31, 2004 and December 31, 2003, the Company had an additional secured loan to ARC of $2.3 million and $7.0 million, respectively. These loans are included in loans to joint venture partners on the Company’s consolidated balance sheet.

The Company’s maximum exposure to losses for joint ventures at March 31, 2004 is the carrying amount of the joint venture investments of $62 million and an additional $7.5 million resulting from the guarantee of notes payable discussed above. The Company’s exposure may increase if required to provide any additional funding to HCP MOP.

(3) LOANS RECEIVABLE

Loans receivable consist of the following:

	March 31, 2004	December 31, 2003
	(In thousands)
Secured	$153,119	$160,647
Unsecured	23,538	23,713

	$176,657	$184,360

Loans to joint venture partners consist of the following:

	March 31, 2004	December 31, 2003
	(In thousands)
ARC	$80,014	$83,253
Other	777	—

	$80,791	$83,253

(4) DISCONTINUED OPERATIONS

The Company sold 19 facilities during the three months ended March 31, 2004, and has six properties at March 31, 2004 that it intends to sell within one year. The operating results for these 25 facilities, with revenue of $3.6 million, are included in discontinued operations for the three months ended March 31, 2004. For the three months ended March 31, 2003, 50 facilities with revenue of $6.6 million were included in discontinued operations.

(5) REVENUE CONCENTRATION

Listed below are major operators which represent five percent or more of consolidated revenue less operating expenses for the three months ended March 31, 2004.

	Total Investment at March 31, 2004	Percentage of Revenue Less Operating Expenses for the Three Months Ended March 31, 2004
	(In millions)
Tenet Healthcare Corporation (“Tenet”)	$424	12.1%
American Retirement Corporation (“ARC”)	334	11.2
Emeritus Corporation (“Emeritus”)	166	5.7
HealthSouth Corporation (“HealthSouth”)	114	5.2
Kindred Healthcare, Inc. (“Kindred”)	93	5.0

	$1,131	39.2%

See Note 8 to the Condensed Consolidated Financial Statements regarding contingencies related to Tenet and HealthSouth.

(6) EQUITY

During the three months ended March 31, 2004, the Company raised $6.5 million from sales of common stock under its Dividend Reinvestment and Stock Purchase Plan (“DRIP”) at an average sales price per share of $27.32.

On January 22, 2004, the Company announced that its Board of Directors declared a quarterly common stock cash dividend of $0.4175 per share. The common stock cash dividend was paid on February 19, 2004 to stockholders of record as of the close of business on February 4, 2004.

Other equity consists of the following:

	March 31, 2004	December 31, 2003
	(In thousands)
Unamortized balance of deferred compensation	$12,136	$11,700
Notes receivable from officers and directors for purchase of common stock	236	236
Accumulated other comprehensive loss	—	281

Total other equity	$12,372	$12,217

Comprehensive income for the three months ended March 31, 2004 and 2003 was $47.1 million and $27.9 million, respectively.

(7) EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing net income applicable to common shares by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share are calculated including the effect of potentially dilutive securities. Options to purchase 971,000 and 1,414,000 shares of common stock that had an exercise price in excess of the average market price of the common stock during the months ended March 31, 2004 and 2003, respectively, were not included because they are not dilutive. Additionally, 5,259,000 and 3,208,000 shares of common stock issuable upon conversion of non-managing member units were not included for the three months ended March 31, 2004 and 2003, respectively, since they are not dilutive.

	Three Months Ended March 31,
	2004			2003
	(In thousands, except per share data)
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per common share:
Net income applicable to common shares	$41,552	130,739	$0.32	$21,439	119,158	$0.18
Dilutive options and unvested restricted stock	—	1,961	0.01	—	886	—

Diluted earnings per common share:
Net income applicable to common shares	$41,552	132,700	$0.31	$21,439	120,044	$0.18

(8) COMMITMENTS AND CONTINGENCIES

At March 31, 2004, the Company had contractual commitments to acquire or construct $125.5 million of health care real estate and capital projects.

In connection with the transfer of operations of certain long-term care or assisted living facilities from existing lessees to replacement lessees/operators, the Company has provided limited indemnities and guaranties pertaining to certain matters relating to such facilities prior to the transfer date. The Company’s maximum potential exposure for these limited indemnities and guaranties was $2.6 million as of March 31, 2004, although actual costs, if any, related to these indemnities are expected to be nominal.

One of the Company’s hospitals located in Tarzana, California, and operated by Tenet under a lease expiring in February 2009 is affected by State of California Senate Bill 1953 (SB 1953), which requires compliance with certain seismic safety building standards for acute care hospital facilities by January 1, 2013. The Company and Tenet are currently reviewing the SB 1953 compliance of this hospital, multiple plans of action to cause such compliance, the estimated time for completing the same and the cost of performing necessary remediation of the property. The Company cannot currently estimate the potential costs of SB 1953 compliance with respect to the affected hospital or the final allocation of such costs between the Company and the operator. Rent on the hospital in 2003 was $10.8 million and the carrying amount is $81 million at December 31, 2003.

On March 12, 2004, James G. Reynolds, the Company’s former Executive Vice President and Chief Financial Officer, filed a lawsuit against the Company and Kenneth B. Roath, the Company’s Chairman, and James F. Flaherty III, the Company’s Chief Executive Officer and a director. The lawsuit was filed in Superior Court of California, County of Orange and is styled James G. Reynolds vs. Health Care Property Investors, Inc., Kenneth B. Roath and James Flaherty, III, et al. Reynolds, alleges, among other things, breach of oral contract, promissory fraud, defamation, wrongful constructive termination, infliction of emotional distress and age discrimination. In his complaint, Reynolds claims that he was promised an employment contract providing that, in the event he was terminated in breach of contract, he would receive two years of salary and bonus, and accelerated vesting of all unvested stock options and restricted stock as if he had been employed through and including five years after the date of such termination. Reynolds also claims that he was promised a supplemental executive retirement plan and an enhanced operational role in the Company. He further claims that he is owed $200,000 of unpaid wages relating to an alleged unpaid bonus for 2001 performance. Reynolds seeks unspecified compensatory, consequential and punitive damages relating to his claims. The Company accrued an immaterial charge related to such claims during the three months ended March 31, 2004; such estimate is subject to future revision. The Company believes that Reynolds’ claims are not meritorious and is contesting them.

According to public disclosures by Tenet and HealthSouth, these operators are experiencing significant legal, financial and regulatory difficulties. The Company cannot predict the impact, if any, of the outcome of these uncertainties on the Company’s consolidated financial statements. The failure or inability of these operators to pay their obligations could materially reduce revenues, net income, and cash flows, which could in turn reduce the amount of cash available for the payment of dividends, cause the Company’s stock price to decline, and cause the Company to incur impairment charges or a loss on the sale of the properties.

The Company is from time to time a party to legal proceedings, lawsuits and other claims in the ordinary course of business. These claims, even if not meritorious, could force the Company to spend significant financial resources. While the resolution of any of the aforementioned contingencies could materially and adversely affect the Company’s results of operations and cash flows in the period recorded, the Company is not aware of any legal proceedings, claims, or other contingencies that are believed to have, individually or taken together, a material adverse effect on its business, prospects, or financial condition.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY LANGUAGE REGARDING FORWARD LOOKING STATEMENTS

Statements in this Quarterly Report that are not historical factual statements are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The statements include, among other things, statements regarding the intent, belief or expectations of the Company and its officers and can be identified by the use of terminology such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “should” and other comparable terms or the negative thereof. In addition, the Company, from time to time makes forward-looking oral and written public statements concerning our expected future operations and other developments. Readers are cautioned that, while forward-looking statements reflect the Company’s good faith belief and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties. Actual results may differ materially from the expectations contained in the forward-looking statements as a result of various factors. In addition to risks and other factors set forth in this Quarterly Report, the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and other documents filed with the Securities and Exchange Commission, readers should consider the following:

(a)	Legislative, regulatory, or other changes in the health care industry at the local, state or federal level which increase the costs of or otherwise affect the operations of our lessees;

(b)	Changes in the reimbursement available to our tenants and mortgagors by governmental or private payors, including changes in Medicare and Medicaid payment levels and the availability and cost of third party insurance coverage;

(c)	Competition for tenants and mortgagors, including with respect to new leases and mortgages and the renewal or rollover of existing leases;

(d)	Availability of suitable health care facilities to acquire at a favorable cost of capital and the competition for such acquisition and financing of health care facilities;

(e)	The ability of our tenants and mortgagors to operate our properties in a manner sufficient to maintain or increase revenues and to generate sufficient income to make rent and loan payments;

(f)	The financial weakness of operators in the long-term care and assisted living sectors, including the bankruptcies of certain of our tenants, which results in uncertainties in our ability to continue to realize the full benefit of such operators’ leases;

(g)	Changes in national or regional economic conditions, including changes in interest rates and the availability and our cost of capital;

(h)	The risk that we will not be able to sell or lease facilities that are currently vacant;

(i)	The potential costs of SB 1953 compliance with respect to the Company’s hospital in Tarzana, California;

(j)	The financial, legal and regulatory difficulties of two significant operators, Tenet and HealthSouth; and

(k)	The potential impact of existing and future litigation matters.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

Health Care Property Investors, Inc., is a real estate investment trust (“REIT”) that, together with its consolidated subsidiaries and joint ventures (collectively, “HCP” or the “Company”) invests in health care related properties located throughout the United States. Generally, the Company acquires health care facilities and leases them on a long-term basis to health care providers; however, the Company also lease medical office space to providers and physicians on a shorter term basis. In addition, the Company provides mortgage financing on health care facilities.

As of March 31, 2004, the Company has investments in 537 properties located in 43 states, excluding assets which are held for sale. These properties include 30 hospitals, 173 long-term care facilities, 122 assisted and retirement living facilities, 188 medical office buildings (“MOBs”) and 24 other health care facilities. The Company’s total investment in these properties, which represents the historical cost of real estate and the net book value of unconsolidated joint ventures and mortgage loans, was $3.3 billion at March 31, 2004.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Certain of the Company’s critical accounting policies are complex and involve judgments by management, including the use of estimates and assumptions, which affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures. As a result, changes in these estimates and assumptions could significantly affect the Company’s financial position or results of operations. Actual results may differ from these estimates under different assumptions or conditions. The significant and critical accounting policies used in the preparation of the Company’s financial statements are described in the 2003 Annual Report.

RESULTS OF OPERATIONS

Income from continuing operations applicable to common shares for the three months ended March 31, 2004 and 2003 was $31.0 million, or $0.23 per diluted share and $25.3 million, or $0.21 per diluted share, respectively.

Rental income primarily consists of revenue earned under triple net lease arrangements. Rental income increased 13.9% to $63.1 million for the three months ended March 31, 2004 compared to $55.4 million in the year ago period. The increase was primarily attributable to acquisitions and completed development, lease resets, and contractual escalators. Medical office building rental income was $24.6 million for the three months ended March 31, 2004, which increased 20.8% from $20.4 million in the year ago period. The increase was primarily attributable to the purchase of thirteen properties from MedCap Properties, LLC in October 2003. Medical office building operating expenses were $9.0 million for the three months ended March 31, 2004, which increased 23.6% from $7.3 million for the three months ended March 31, 2003.

Equity income from unconsolidated joint ventures was $1.2 million for the three months ended March 31, 2004 compared to $0.1 million for in the year ago period. The increase was primarily due to the Company’s investment in HCP MOP in October 2003. During the three months ended March 31, 2004, the Company recognized $1.0 million in equity income from HCP MOP. At March 31, 2004, 109 properties were held by unconsolidated joint ventures including HCP MOP compared to 19 properties at March 31, 2003.

Interest and other income was $9.2 million for the three months ended March 31, 2004, a decline of 8.5% from $10.0 million in the year ago period. The decrease in interest and other income was primarily due to the net effects of the partial repayment of a loan to American Retirement Corporation (“ARC”) and a change in the Company’s accrual rate on the remaining balance of that loan. During the third quarter of 2003, ARC repaid $52 million of outstanding principal and interest. Partially offsetting this repayment was an increase in the accrual rate on the remaining balance ($76 million) from 13.25% during the three months ended March 31, 2003 to 16.5% during the three months ended March 31, 2004. The accrual rate on the loan was increased during the third quarter of 2003 based on our evaluation of the sufficiency of the net assets collateralizing the loan. Also offsetting the decline in interest and other income from the ARC loan are fees of $0.8 million the Company recognized related to HCP MOP.

Interest expense was $22.0 million for the three months ended March 31, 2004 which increased 2.2% from $21.5 million for the three months ended March 31, 2003. This increase was primarily due to the issuance of $200 million of 6.00% notes in February 2003, partially offset by the payoff of certain mortgages and senior notes payable and a reduction of amounts outstanding on the Company’s line of credit.

General and administrative expenses were $7.3 million for the three months ended March 31, 2004, which increased 39.3% from $5.2 million for the three months ended March 31, 2003. The increase in general and administrative expenses is primarily due to higher employee compensation and related costs.

Real estate depreciation and amortization was $20.6 million for the three months ended March 31, 2004 which increased 12.4% from $18.3 million in the year ago period. The increase is due to the acquisition of properties totaling $239.1 million during 2003, and an additional $47.8 million during the three months ended March 31, 2004.

Income from discontinued operations for the three months ended March 31, 2004 was $10.6 million, or $0.08 per share and for the three months ended March 31, 2003 was a loss of $3.8 million, or $0.03 per share. The increase in income from discontinued operations is due to a net gain on real estate dispositions and impairments of $9.0 million for the three months ended March 31, 2004 compared to a net loss on real estate dispositions and impairments of $6.3 million for the three months ended March 31, 2003.

See Note 8 to the Condensed Consolidated Financial Statements regarding commitments and contingencies.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows from operating activities represent the primary source of liquidity to fund distributions. The Company’s cash flows from operations are dependent upon the occupancy level of multi-tenant buildings, the tenant’s performance on its lease obligations and the rental rates on leases. Material changes in either of these factors could have a material adverse impact on our results of operations. In order to qualify as a REIT for federal income tax purposes, the Company must distribute at least 90% of its taxable income to its shareholders. Accordingly, the Company intends to continue to make regular quarterly distributions to holders of our common and preferred stock. During the first quarter of 2004, the Company paid dividends totaling $54.8 million and $6.4 million to holders of common and preferred stock, respectively. The Company believes that its liquidity and capital resources are adequate to finance its operations for the foreseeable future.

Net cash provided by operating activities was $67.3 million for the three months ended March 31, 2004 compared to $72.2 million in the year ago period. The decrease in cash flow from operations reflects increased rental income and medical office building rental income offset by higher costs and expenses, and changes in receivables, payables, accruals and deferred income.

Net cash provided by investing activities for the three months ended March 31, 2004 principally includes: (i) $98.2 million from the sale of seven medical office buildings and ten other health-care related facilities, (ii) the acquisition of a healthcare laboratory and biotech research facility located in San Diego, California for a purchase price of $40 million, (iii) $92 million received from HCP MOP upon the completion of certain mortgage financing, and (iv) other investments and loans of $13.7 million.

Net cash used in financing activities for the three months ended March 31, 2004 principally includes: (i) the repayment of $51.1 million of Senior Notes, (ii) payment of common and preferred dividends aggregating $61.2 million, and (iii) net repayments on the Company’s revolving line of credit of $108.0 million. These uses were partially offset by proceeds of $16.3 million from common stock issuances.

During the three months ended March 31, 2004, the Company issued and sold 237,000 shares of common stock under the Dividend Reinvestment and Stock Purchase Plan (“DRIP”) at an average price per share of $27.32 for proceeds of $6.5 million. Recent optional investment activity in the DRIP has declined significantly from previous levels due to the exclusion of certain participants who were managing multiple accounts and engaging in short term trading activities. Additionally, effective January 1, 2004, the Company reduced the discount on its shares of common stock purchased through the DRIP from 2% to 1%.

Debt

Because the Company’s anticipated distributions will not allow it to retain sufficient cash to repay all of its debt as it comes due using only cash flows provided by operating activities, the Company intends to repay maturing debt with proceeds from debt and/or equity offerings. In addition, the Company anticipates making future investments in facilities, which will be dependent on the availability of cost-effective sources of capital. The Company uses the public debt and equity markets as its principle source of financing. Our senior debt is rated BBB+ by both Standard & Poor’s and Fitch and Baa2 by Moody’s.

As of March 31, 2004, the Company has the following outstanding debt:

Revolving Line of Credit—The Company has a revolving line of credit totaling $490 million which expires October 2005. Borrowings under the line of credit were $90.0 million at March 31, 2004. The weighted average annual interest rate during the three months ended March 31, 2004 was 1.97%.

Mortgage Notes Payable—At March 31, 2004, the Company had a total of approximately $126.3 million in mortgage notes payable secured by 29 health care facilities with a carrying amount of approximately $220.9 million. Interest rates on the mortgage notes ranged from 2.75% to 10.63% with a weighted average rate of 8.02% during the three months ended March 31, 2004.

Senior Notes—At March 31, 2004, the Company had a total of $1,004.4 million in aggregate principal amount of Senior Notes outstanding. Interest rates on the notes ranged from 6.13% to 9.10% with a weighted average rate of 6.84% during the three months ended March 31, 2004.

At March 31, 2004, stockholders’ equity totaled $1,445.5 million and the Company’s equity securities had a market value of $4,190.4 million. Total debt represents 22.5% and 45.7% of total market and book capitalization, respectively.

Preferred stock

At March 31, 2004, the Company has outstanding 4,000,000 shares of 7.25% Series E cumulative redeemable preferred stock (issuance value of $100 million) and 7,820,000 shares of 7.10% Series F cumulative redeemable preferred stock (issuance value of $195.5 million).

Shelf registrations

As of March 31, 2004, the Company had $1,600 million available for future issuances of debt and equity securities under shelf registration statements filed with the Securities and Exchange Commission. These securities may be issued from time to time in the future based on our needs and the then-existing market conditions.

Letters of credit and depositor accounts

At March 31, 2004, the Company held approximately $14.7 million in depository accounts and $39.9 million in irrevocable letters of credit from commercial banks to secure a number of tenants’ lease obligations and borrowers’ loan obligations. The Company may draw upon the letters of credit or depository accounts if there are defaults under the related leases or loans. Amounts available under letters of credit could change based upon facility operating conditions and other factors and such changes may be material.

Off-Balance Sheet Arrangements

HCP Medical Office Portfolio, LLC

The Company is the managing member of HCP MOP and has a 33% equity interest therein. The Company accounts for this investment under the equity method. The joint venture is engaged in the acquisition and operation of medical office building properties. Tenant improvements, lease acquisition costs and operating expenses are generally funded through operations. The Company may be required to provide additional funding if the joint venture does not have sufficient funds to cover these expenditures.

Summarized unaudited financial information of HCP MOP follows:

	March 31, 2004	December 31, 2003
	(In thousands)
Real estate investments, net	$464,234	$465,639
Other assets	21,883	11,193

Total assets	$486,117	$476,832

Notes payable	$313,140	$25,423
Other liabilities	13,901	13,372
Other member’s capital	106,581	293,485
Investments from HCP	52,495	144,552

Total liabilities and members’ capital	$486,117	$476,832

	Three Months Ended March 31, 2004
	(In thousands)
Rental and interest income	$21,307

Net income	$2,955

HCP’s equity income	$975

Fees earned by HCP	$775

Distributions	$92,435

On January 20, 2004, HCP MOP completed $288 million of mortgage financings of which $254 million is at a weighted average fixed rate of 5.57% and the balance is at a floating rate based on LIBOR plus 1.75%. The Company received $92.0 million of distributions in connection with the financing. The Company’s revenue from HCP MOP, including fees earned, represented less than 2% of revenue less operating expenses for the three months ended March 31, 2004.

Other Unconsolidated Joint Ventures

As of March 31, 2004, the Company had (i) a 45%-50% interest in four joint ventures that each operates an assisted living facility and (ii) a 9.8% interest in five joint ventures (subsidiaries of American Retirement Corporation or “ARC”) that each own a retirement living community (the “ARC JVs”). Summarized unaudited financial information of the unconsolidated joint ventures follows (in thousands):

	March 31, 2004	December 31, 2003
	(In thousands)
Real estate investments, net	$156,726	175,796
Other assets	1,826	3,002

Total assets	$158,552	$178,798

Notes payable	$16,594	$15,636
Mortgage notes payable	55,341	55,532
Accounts payable	—	1,846
Other partners’ capital	77,392	77,490
Investments from HCP	9,225	28,294

Total liabilities and partners’ capital	158,552	$178,798

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Rental and interest income	$4,528	$8,916

Net income	$1,083	$1,926

HCP’s equity income	$262	$142

Distributions to HCP	$223	$528

As of March 31, 2004, the Company has guaranteed approximately $7.5 million out of a total of $16.6 million of notes payable for four of the joint ventures. Additionally, the properties owned by the ARC JVs are secured by $55.3 million of first mortgages. These mortgages have variable and fixed interest rates ranging from 1.2% to 9.5% and maturity dates ranging from May 2005 to June 2025.

At March 31, 2004 and December 31, 2003, the Company had a loan of $77.7 million and $76.2 million, respectively, to a subsidiary of ARC that is collateralized by the facilities held by the joint ventures. At March 31, 2004 and December 31, 2003, the Company had an additional secured loan to ARC of $2.3 million and $7.0 million, respectively.

The Company’s revenue from those joint ventures represented less than 1% of its revenue less operating expenses for the three months ended March 31, 2004.

The Company’s maximum exposure to losses for joint ventures at March 31, 2004 is the carrying amount of the joint venture investments of $62.0 million and an additional $7.5 million resulting from the guarantee of notes payable discussed above. The Company’s exposure may increase if required to provide any additional funding to HCP MOP.

Revenue Concentration

Tenet, ARC, Emeritus, Kindred, and HealthSouth accounted for approximately 12%, 11%, 6%, 5%, and 5% of the Company’s revenue less operating expenses for the three months ended March 31, 2004. No single other tenant or operator accounted for more than 5% of the Company’s revenue less operating expenses for the three months ended March 31, 2004. Cash flow coverage for rents of the seven Tenet hospitals was 2.9x for the full year 2003, including the effect of certain Medicare settlements related to 2003 and prior years, compared to 5.1x for the full year 2002. The Company leases nine rehabilitation hospitals to HealthSouth. HealthSouth has indicated that its previously issued financial statements should not be relied upon.

According to public disclosures, Tenet and HealthSouth are experiencing significant legal, financial and regulatory difficulties. The Company cannot predict with certainty the impact, if any, of the outcome of these uncertainties on its consolidated financial statements. The failure or inability of these operators to pay their obligations could materially reduce the Company’s revenues, net income, and cash flows, which could in turn reduce the amount of cash available for the payment of dividends, cause the Company’s stock price to decline, and could cause the Company to incur impairment charges or a loss on the sale of the properties.

Contractual Obligations

As of March 31, 2004, the Company’s contractual payment obligations were as follows:

	Nine Months	2005-2006	2007-2008	More than Five Years	Total
	(In thousands)
Contractual Obligations:
Long-Term Debt	$55,133	$388,573	$149,983	$537,014	$1,130,703
Line of Credit	—	90,000	—	—	90,000
Acquisition and Construction Commitments	125,458	—	—	—	125,458

	$180,591	$478,573	$149,983	$537,014	$1,346,161

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

We may assume existing mortgage notes payable as part of an acquisition transaction. Currently we have two mortgage notes payable with variable interest rates and the remaining mortgage notes payable have fixed interest rates or interest rates with fixed periodic increases. The variable rate loans are at interest rates below the current prime rate of 4.0%, and fluctuations are tied to the prime rate or to a rate currently below the prime rate.

At March 31, 2004, we are exposed to market risks related to fluctuations in interest rates on $4.1 million of variable rate mortgage notes payable and $90.0 million of variable rate bank notes payable on our total investment in our properties of $3.3 billion.

Fluctuation in the interest rate environment will not affect our future earnings and cash flows on our fixed rate debt until that debt matures and must be replaced or refinanced. Interest rate changes will affect the fair value of the fixed rate instruments. Conversely, changes in interest rates on variable rate debt would change our future earnings and cash flows, but not affect the fair value on those instruments. Assuming a one percentage point increase in the interest rate related to the variable rate debt including the mortgage notes payable and the bank lines of credit, and assuming no change in the outstanding balance as of year end, interest expense for 2004 would increase by approximately $0.9 million, or $0.01 per common share on a diluted basis.

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

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2004. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On March 12, 2004, James G. Reynolds, our former Executive Vice President and current Chief Financial Officer, filed a lawsuit against the Company and Kenneth B. Roath, our Chairman, and James F. Flaherty III, our Chief Executive Officer and a director. The lawsuit was filed in Superior Court of California, County of Orange and is styled James G. Reynolds vs. Health Care Property Investors, Inc., Kenneth B. Roath and James Flaherty, III, et al. Reynolds, alleges, among other things, breach of oral contract, promissory fraud, defamation, wrongful constructive termination, infliction of emotional distress and age discrimination. In his complaint, Reynolds claims that he was promised an employment contract providing that, in the event he was terminated in breach of contract, he would receive two years of salary and bonus, and accelerated vesting of all unvested stock options and restricted stock as if he had been employed through and including five years after the date of such termination. Reynolds also claims that he was promised a supplemental executive retirement plan and an enhanced operational role in the Company. He further claims that he is owed $200,000 of unpaid wages relating to an alleged unpaid bonus for 2001 performance. Reynolds seeks unspecified compensatory, consequential and punitive damages relating to his claims. The Company filed a demurrer on April 27, 2004. The Company believes that Reynolds’ claims are not meritorious and is contesting them.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits:

3.1	Articles of Restatement of HCPI (incorporated herein by reference to exhibit 3.1 of HCPI’s quarterly report on Form 10-Q for the period ended June 30, 2001).

3.2	Second Amended and Restated Bylaws of HCPI (incorporated herein by reference to exhibit 3.2 of HCPI’s quarterly report on form 10-Q for the period ended March 31, 1999).

3.3	Amendment No. 1 to Second Amended and Restated Bylaws of HCPI (incorporated by reference to exhibit 10.22 to HCPI’s annual report on Form 10-K for the year ended December 31, 2001).

3.4	Amendment No. 2 to Second Amended and Restated Bylaws of HCPI (incorporated by reference to exhibit 3.4 of HCPI’s registration statement on form S-3 filed August 30, 2002, registration number 333-99063).

3.5	Amendment No. 3 to Second Amended and Restated Bylaws of HCPI (incorporated by reference to exhibit 3.5 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 2002).

3.6	Amendment No. 4 to Second Amended and Restated Bylaws of HCPI (incorporated by reference to exhibit 3.6 to HCPI’s quarterly report on Form 10-Q for the period ended March 31, 2003).

3.7	Amendment No. 5 to Second Amended and Restated Bylaws of HCPI (incorporated by reference to exhibit 3.7 to HCPI’s quarterly report on Form 10-Q for the period ended June 30, 2003).

3.8	Amendment No. 6 to Second Amended and Restated Bylaws of HCPI (incorporated by reference to exhibit 3.8 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 2003).

3.9	Amendment No. 7 to Second Amended and Restated Bylaws of HCPI (incorporated by reference to exhibit 3.9 to HCPI’s annual report on Form 10-K for the year ended December 31, 2003).

3.10	Articles Supplementary of HCPI Classifying the Series E Cumulative Redeemable Preferred Stock (incorporated herein by reference to exhibit 3.2 of HCPI’s 8-A12B filed on September 12, 2003).

3.11	Articles Supplementary of HCPI Classifying the Series F Cumulative Redeemable Preferred Stock (incorporated herein by reference to exhibit 3.9 of HCPI’s 8-A12B filed on December 2, 2003).

4.1	Rights Agreement, dated as of July 27, 2000, between Health Care Property Investors, Inc. and the Bank of New York which includes the form of Certificate of Designations of the Series D Junior Participating Preferred Stock of Health Care Property Investors, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to exhibit 4.1 of Health Care Property Investors, Inc.’s current report on Form 8-K dated July 28, 2000).

4.2	Indenture, dated as of September 1, 1993, between HCPI and The Bank of New York, as Trustee, with respect to the Series C and D Medium Term Notes, the Senior Notes due 2006 and the Mandatory Par Put Remarketed Securities due 2015 (incorporated by reference to exhibit 4.1 to HCPI’s registration statement on Form S-3 dated September 9, 1993).

4.3	Indenture, dated as of April 1, 1989, between HCPI and The Bank of New York for Debt Securities (incorporated by reference to exhibit 4.1 to HCPI’s registration statement on Form S-3 dated March 20, 1989).

4.4	Form of Fixed Rate Note (incorporated by reference to exhibit 4.2 to HCPI’s registration statement on Form S-3 dated March 20, 1989).

4.5	Form of Floating Rate Note (incorporated by reference to exhibit 4.3 to HCPI’s registration statement on Form S-3 dated March 20, 1989).

4.6	Registration Rights Agreement dated November 20, 1998 between HCPI and James D. Bremner (incorporated by reference to exhibit 4.8 to HCPI’s annual report on Form 10-K for the year ended December 31, 1999). This exhibit is identical in all material respects to two other documents except the parties thereto. The parties to these other documents, other than HCPI, were James P. Revel and Michael F. Wiley.

4.7	Registration Rights Agreement dated January 20, 1999 between HCPI and Boyer Castle Dale Medical Clinic, L.L.C. (incorporated by reference to exhibit 4.9 to HCPI’s annual report on Form 10-K for the year ended December 31, 1999). This exhibit is identical in all material respects to 13 other documents except the parties thereto. The parties to these other documents, other than HCPI, were Boyer Centerville Clinic Company, L.C., Boyer Elko, L.C., Boyer Desert Springs, L.C., Boyer Grantsville Medical, L.C., Boyer-Ogden Medical Associates, LTD., Boyer Ogden Medical Associates No. 2, LTD., Boyer Salt Lake Industrial Clinic Associates, LTD., Boyer-St. Mark’s Medical Associates, LTD., Boyer McKay-Dee Associates, LTD., Boyer St. Mark’s Medical Associates #2, LTD., Boyer Iomega, L.C., Boyer Springville, L.C., and—Boyer Primary Care Clinic Associates, LTD. #2.

4.8	Form of Deposit Agreement (including form of Depositary Receipt with respect to the Depositary Shares, each representing one-one hundredth of a share of our 8.60% Cumulative Redeemable Preferred Stock, Series C) (incorporated by reference to exhibit 4.8 to HCPI’s quarterly report on Form 10-Q for the period ended March 31, 2001) dated as of March 1, 2001 by and among HCPI, Wells Fargo Bank Minnesota, N.A. and the holders from time to time of the Depositary Shares described therein.

4.9	Indenture, dated as of January 15, 1997, between American Health Properties, Inc. and The Bank of New York, as trustee (incorporated herein by reference to exhibit 4.1 to American Health Properties, Inc.’s current report on Form 8-K (file no. 001-09381), dated January 21, 1997).

4.10	First Supplemental Indenture, dated as of November 4, 1999, between HCPI and The Bank of New York, as trustee (incorporated by reference to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 1999).

4.11	Dividend Reinvestment and Stock Purchase Plan, dated November 9, 2000 (incorporated by reference to exhibit 99.1 to HCPI’s registration statement on Form S-3 dated November 13, 2000, registration number 333-49796).

4.12	Registration Rights Agreement dated August 17, 2001 between HCPI, Boyer Old Mill II, L.C., Boyer-Research Park Associates, LTD., Boyer Research Park Associates VII, L.C., Chimney Ridge, L.C., Boyer-Foothill Associates, LTD., Boyer Research Park Associates VI, L.C., Boyer Stansbury II, L.C., Boyer Rancho Vistoso, L.C., Boyer-Alta View Associates, LTD., Boyer Kaysville Associates, L.C., Boyer Tatum Highlands Dental Clinic, L.C., Amarillo Bell Associates, Boyer Evanston, L.C., Boyer Denver Medical, L.C., Boyer Northwest Medical Center Two, L.C., and Boyer Caldwell Medical, L.C. (incorporated by reference to exhibit 4.12 to HCPI’s annual report on Form 10-K for the year ended December 31, 2001).

4.13	Acknowledgment and Consent dated as of June 12, 2002 by and among Merrill Lynch Private Finance Inc., The Boyer Company, L.C., HCPI/Utah, LLC the unitholders HCPI/Utah, LLC and HCPI (incorporated by reference to exhibit 4.13 to HCPI’s quarterly report on Form 10-Q for the period ended June 30, 2002).

4.14	Acknowledgment and Consent dated as of June 12, 2002 by and among Merrill Lynch Private Finance Inc., The Boyer Company, L.C., HCPI/Utah, LLC the unitholders HCPI/Utah, LLC and HCPI (incorporated by reference to exhibit 4.13 to HCPI’s quarterly report on Form 10-Q for the period ended June 30, 2002).

4.15	Officers’ Certificate pursuant to Section 301 of the Indenture dated as of September 1, 1993 between HCPI and the Bank of New York, as Trustee, establishing a series of securities entitled “6.00% Senior Notes due March 1, 2015” (incorporated by reference to exhibit 3.1 to HCPI’s current report on form 8-K (file no. 001-08895), dated February 25, 2003.)

4.16	Registration Rights Agreement dated October 1, 2003 between HCPI, Charles Crews, Charles A. Elcan, Thomas W. Hulme, Thomas M. Klaritch, R. Wayne Price, Glenn T. Preston, Janet Reynolds, Angela M. Playle, James A. Croy, John Klaritch as Trustee of the 2002 Trust F/B/O Erica Ann Klaritch, John Klaritch as Trustee of the 2002 Trust F/B/O Adam Joseph Klaritch, John Klaritch as Trustee of the 2002 Trust F/B/O Thomas Michael Klaritch, Jr. and John Klaritch as Trustee of the 2002 Trust F/B/O Nicholas James Klaritch (incorporated by reference to exhibit 4.16 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 2003).

4.17	Amended and Restated Dividend Reinvestment and Stock Purchase Plan, dated October 23, 2003 (incorporated by reference to HCPI’s registration statement on Form S-3 dated December 5, 2003, registration number 333-110939).

4.18	Specimen of Stock Certificate representing the Series E Cumulative Redeemable Preferred Stock, par value $1.00 per share (incorporated herein by reference to exhibit 4.1 of HCPI’s 8-A12B filed on September 12, 2003).

4.19	Specimen of Stock Certificate representing the Series F Cumulative Redeemable Preferred Stock, par value $1.00 per share (incorporated herein by reference to exhibit 4.1 of HCPI’s 8-A12B filed on December 2, 2003).

4.20	Form of Floating Rate Note (incorporated by reference to exhibit 4.3 to HCPI’s Current Report on Form 8-K dated November 19, 2003).

4.21	Form of Fixed Rate Note (incorporated by reference to exhibit 4.4 to HCPI’s Current Report on Form 8-K dated November 19, 2003).

4.22	Amendment No. 1 to Rights Agreement, dated as of July 27, 2000, between Health Care Property Investors, Inc. and the Bank of New York (incorporated by reference to exhibit 4.1 to HCPI’s Current Report on Form 8-K dated January 22, 2004).

10.1	Amendment No. 1, dated as of May 30, 1985, to Partnership Agreement of Health Care Property Partners, a California general partnership, the general partners of which consist of HCPI and certain affiliates of Tenet (incorporated by reference to exhibit 10.1 to HCPI’s annual report on Form 10-K for the year ended December 31, 1985).

10.2	HCPI Second Amended and Restated Directors Stock Incentive Plan (incorporated by reference to exhibit 10.43 to HCPI’s quarterly report on Form 10-Q for the period ended March 31, 1997).*

10.3	HCPI Second Amended and Restated Stock Incentive Plan (incorporated by reference to exhibit 10.44 to HCPI’s quarterly report on Form 10-Q for the period ended March 31, 1997).*

10.4	First Amendment to Second Amended and Restated Directors Stock Incentive Plan, effective as of November 3, 1999 (incorporated by reference to exhibit 10.1 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 1999).*

10.5	Second Amendment to Second Amended and Restated Directors Stock Incentive Plan, effective as of January 4, 2000 (incorporated by reference to exhibit 10.15 to HCPI’s annual report on Form 10-K for the year ended December 31, 1999).*

10.6	First Amendment to Second Amended and Restated Stock Incentive Plan effective as of November 3, 1999 (incorporated by reference to exhibit 10.3 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 1999).*

10.7	HCPI 2000 Stock Incentive Plan, effective as of May 7, 2003 (incorporated by reference to HCPI’s Proxy Statement regarding HCPI’s annual meeting of shareholders held May 7, 2003).*

10.8	HCPI Second Amended and Restated Directors Deferred Compensation Plan (incorporated by reference to exhibit 10.45 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 1997).*

10.9	Second Amendment to Second Amended and Restated Directors Deferred Compensation Plan, effective as of November 3, 1999 (incorporated by reference to exhibit 10.2 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 1999).*

10.10	Fourth Amendment to Second Amended and Restated Director Deferred Compensation Plan, effective as of January 4, 2000 (incorporated by reference to exhibit 10.17 to HCPI’s annual report on Form 10-K for the year ended December 31, 1999).*

10.11	Employment Agreement dated October 13, 2000 between HCPI and Kenneth B. Roath (incorporated by reference to exhibit 10.11 to HCPI’s annual report on Form 10-K for the year ended December 31, 2000).*

10.12	Various letter agreements, each dated as of October 16, 2000, among HCPI and certain key employees of the Company (incorporated by reference to exhibit 10.12 to HCPI’s annual report on Form 10-K for the year ended December 31, 2000).*

10.13	HCPI Amended and Restated Executive Retirement Plan (incorporated by reference to exhibit 10.13 to HCPI’s annual report on Form 10-K for the year ended December 31, 2001).*

10.14	Stock Transfer Agency Agreement between HCPI and The Bank of New York dated as of July 1, 1996 (incorporated by reference to exhibit 10.40 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 1996).

10.15	Amended and Restated Limited Liability Company Agreement dated November 20, 1998 of HCPI/Indiana, LLC (incorporated by reference to exhibit 10.15 to HCPI’s annual report on Form 10-K for the year ended December 31, 1998).

10.16	Amended and Restated Limited Liability Company Agreement dated January 20, 1999 of HCPI/Utah, LLC (incorporated by reference to exhibit 10.16 to HCPI’s annual report on Form 10-K for the year ended December 31, 1998).

10.17	Revolving Credit Agreement, dated as of November 3, 1999, among HCPI, each of the banks identified on the signature pages hereof, The Bank of New York, as agent for the banks and as issuing bank, and Bank of America, N.A. and Wells Fargo Bank, N.A., as co-documentation agents, with BNY Capital Markets, Inc., as lead arranger and Book Manager (incorporated by reference to exhibit 10.4 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 1999).

10.18	364-Day Revolving Credit Agreement, dated as of November 3, 1999 among HCPI, each of the banks identified on the signature pages hereof, The Bank of New York, as agent for the banks, and Bank of America, N.A. and Wells Fargo Bank, N.A., as co-documentation agents, with BNY Capital Markets, Inc., as lead arranger and book manager (incorporated by reference to exhibit 10.5 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 1999).

10.19	Cross-Collateralization, Cross-Contribution and Cross-Default Agreement, dated as of July 20, 2000, by HCP Medical Office Buildings II, LLC, and Texas HCP Medical Office Buildings, L.P., for the benefit of First Union National Bank (incorporated by reference to exhibit 10.20 to HCPI’s annual report on Form 10-K for the year ended December 31, 2000).

10.20	Cross-Collateralization, Cross-Contribution and Cross-Default Agreement, dated as of August 31, 2000, by HCP Medical Office Buildings I, LLC, and Meadowdome, LLC, for the benefit of First Union National Bank (incorporated by reference to exhibit 10.21 to HCPI’s annual report on Form 10-K for the year ended December 31, 2000).

10.21	Amended and Restated Limited Liability Company Agreement dated August 17, 2001 of HCPI/Utah II, LLC (incorporated by reference to exhibit 10.21 to HCPI’s annual report on Form 10-K for the year ended December 31, 2001).

10.22	First Amendment to Amended and Restated Limited Liability Company Agreement dated October 30, 2001 of HCPI/Utah II, LLC (incorporated by reference to exhibit 10.22 to HCPI’s annual report on Form 10-K for the year ended December 31, 2001).

10.23	Amendment No. 1, dated as of October 29, 2001, to the 364-Day Revolving Credit Agreement, dated as of November 3, 1999 among HCPI, each of the banks identified on the signature pages thereto, The Bank of New York, as agent for the banks, and Bank of America, N.A. and Wells Fargo Bank, N.A., as co-documentation agents, with BNY Capital Markets, Inc., as lead arranger and book manager (incorporated by reference to exhibit 10.23 to HCPI’s annual report on Form 10-K for the year ended December 31, 2001).

10.24	Employment Agreement dated October 8, 2002 between HCPI and James F. Flaherty III (incorporated by reference to exhibit 10.24 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 2002).*

10.25	Amendment to Employment Agreement dated October 8, 2002 between HCPI and Kenneth B. Roath (incorporated by reference to exhibit 10.25 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 2002).*

10.26	Revolving Credit Agreement, dated as of October 11, 2002, among HCPI, each of the banks identified on the signature pages hereof, The Bank of New York, as agent for the banks and as issuing bank, Bank of America, N.A. and Wachovia Bank, N.A., as syndicating agents, Wells Fargo Bank, N.A., as documentation agent, with Credit Suisse First Boston, Deutsche Bank A.G. and Fleet National Bank as managing agents, and BNY Capital Markets, Inc., as lead arranger and book runner (incorporated by reference to exhibit 10.26 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 2002).

10.27	Settlement Agreement and General Release between HCPI and Devasis Ghose (incorporated by reference to exhibit 10.27 to HCPI’s annual report on Form 10-K for the year ended December 31, 2002).*

10.28	Amended and Restated Limited Liability Company Agreement dated as of October 2, 2003 of HCPI/Tennessee, LLC (incorporated by reference to exhibit 10.28 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 2003).

10.29	Employment Agreement dated October 1, 2003 between HCPI and Charles A. Elcan (incorporated by reference to exhibit 10.29 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 2003).*

10.30	Form of Restricted Stock Agreement for employees and consultants effective as of May 7, 2003, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to exhibit 10.30 to HCPI’s annual report on Form 10-K for the year ended December 31, 2003).*

10.31	Form of Restricted Stock Agreement for directors effective as of May 7, 2003, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to exhibit 10.31 to HCPI’s annual report on Form 10-K for the year ended December 31, 2003).*

10.32	Form of Performance Award Letter for employees effective as of May 7, 2003, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to exhibit 10.32 to HCPI’s annual report on Form 10-K for the year ended December 31, 2003).*

10.33	Form of Stock Option Agreement for eligible participants effective as of May 7, 2003, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to exhibit 10.33 to HCPI’s annual report on Form 10-K for the year ended December 31, 2003).*

10.34	Amended and Restated Executive Retirement Plan effective as of May 7, 2003 (incorporated by reference to exhibit 10.34 to HCPI’s annual report on Form 10-K for the year ended December 31, 2003).*

31.1	Certification by James F. Flaherty III, the Company’s Chief Executive Officer, Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Mark A. Wallace, the Company’s Chief Financial Officer, Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by James F. Flaherty III, the Company’s Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Mark A. Wallace, the Company’s Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management Contract or Compensatory Plan or Arrangement.

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

Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 27, 2004, relating to a 2-for-1 common stock split in the form of a stock dividend.

Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 29, 2004, relating to the termination of the Company’s rights agreement.

Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 16, 2004, relating to a lawsuit filed against the Company and the Company’s Chairman and Chief Executive Officer, by James G. Reynolds, the Company’s former Executive Vice President and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2004	HEALTH CARE PROPERTY INVESTORS, INC. (Registrant)

/s/ MARK WALLACE

Mark Wallace Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ MARY BRENNAN CARTER

Mary Brennan Carter Vice President and Chief Accounting Officer (Principal Accounting Officer)