Form 10-Q
period 2004-06-30
HEALTH CARE PROPERTY INVESTORS INC
filed 2004-08-04
CIK 765880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2004.

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

As of July 30, 2004, there were 132,704,423 shares of $ 1.00 par value common stock outstanding.

HEALTH CARE PROPERTY INVESTORS, INC.

Health Care Property Investors, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	June 30, 2004	December 31, 2003

	(Unaudited)
Assets
Real estate investments:
Buildings and improvements	$2,745,553	$2,682,206
Accumulated depreciation	(512,906)	(486,421)

	2,232,647	2,195,785
Construction in progress	35,589	64,303
Land	277,835	283,352

	2,546,071	2,543,440
Loans receivable, net	168,569	184,360
Loans to joint venture partners	80,380	83,253
Investments in and advances to unconsolidated joint ventures	72,339	172,450
Accounts receivable, net of allowance of $1,219 and $1,580, respectively	17,077	16,471
Cash and cash equivalents	11,549	17,768
Other assets	22,839	18,215

Total assets	$2,918,824	$3,035,957

Liabilities and stockholders’ equity
Bank notes payable	$154,000	$198,000
Senior notes payable	1,013,902	1,050,476
Mortgage notes payable	124,769	158,808
Accounts payable and accrued expenses	54,813	55,055
Deferred revenue	14,735	16,080
Minority interests in joint ventures	13,714	12,931
Minority interests convertible into common stock	103,473	103,990
Stockholders’ equity:
Preferred stock	285,173	285,173
Common stock	132,631	131,040
Additional paid-in capital	1,384,437	1,355,299
Cumulative net income	1,267,468	1,179,049
Cumulative dividends	(1,618,241)	(1,497,727)
Other equity	(12,050)	(12,217)

Total stockholders’ equity	1,439,418	1,440,617

Total liabilities and stockholders’ equity	$2,918,824	$3,035,957

See accompanying Notes to Condensed Consolidated Financial Statements.

Health Care Property Investors, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Rental income	$95,350	$82,724	$182,581	$157,895
Equity income from unconsolidated joint ventures	849	22	2,086	164
Interest and other income	10,987	9,671	20,141	19,671

	107,186	92,417	204,808	177,730

Expenses:
Interest	20,618	22,411	42,466	43,688
Real estate depreciation and amortization	21,076	18,390	41,558	36,610
Operating expenses for medical office buildings	10,192	7,415	19,241	14,735
General and administrative	8,394	5,662	15,698	10,904
Impairments	1,216	—	1,216	—

	61,496	53,878	120,179	105,937

Income from operations	45,690	38,539	84,629	71,793
Minority interests	(3,289)	(2,264)	(6,153)	(4,259)

Income from continuing operations	42,401	36,275	78,476	67,534

Discontinued operations:
Operating income from discontinued operations	143	3,011	1,895	5,679
Gain (loss) on real estate dispositions and impairments	(960)	(2,372)	8,048	(8,635)

	(817)	639	9,943	(2,956)

Net income	41,584	36,914	88,419	64,578
Dividends to preferred stockholders	(5,282)	(4,848)	(10,565)	(11,073)
Preferred stock redemption charges	—	(11,771)	—	(11,771)

Net income applicable to common shares	$36,302	$20,295	$77,854	$41,734

Basic earnings per common share:
Income from continuing operations applicable to common shares	$0.28	$0.16	$0.52	$0.37
Discontinued operations	—	0.01	0.07	(0.02)

Net income applicable to common shares	$0.28	$0.17	$0.59	$0.35

Diluted earnings per common share:
Income from continuing operations applicable to common shares	$0.28	$0.16	$0.51	$0.37
Discontinued operations	(0.01)	0.01	0.08	(0.03)

Net income applicable to common shares	$0.27	$0.17	$0.59	$0.34

Shares used to calculate earnings per share:
Basic	131,653	121,456	131,196	120,307
Diluted	132,856	122,436	132,778	121,240

See accompanying Notes to Condensed Consolidated Financial Statements.

Health Care Property Investors, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(In thousands)

	Preferred stock		Common stock
	Number of shares	Amount	Number of shares	Par value	Additional paid-in capital	Cumulative net income	Cumulative dividends	Other equity	Total stockholders’ equity
Balance, December 31, 2003	11,820	$285,173	131,040	$131,040	$1,355,299	$1,179,049	$(1,497,727)	$(12,217)	$1,440,617
Exercise of stock options	—	—	1,088	1,088	15,682	—	—	—	16,770
Issuance of restricted stock, net	—	—	46	46	2,025	—	—	(2,071)	—
Other issuances of stock	—	—	457	457	10,814	—	—	—	11,271
Net income	—	—	—	—	—	88,419	—	—	88,419
Preferred stock dividends	—	—	—	—	—	—	(10,565)	—	(10,565)
Common stock dividends	—	—	—	—	—	—	(109,949)	—	(109,949)
Amortization of deferred compensation	—	—	—	—	617	—	—	1,721	2,338
Payments on notes receivable from officers	—	—	—	—	—	—	—	236	236
Other comprehensive income	—	—	—	—	—	—	—	281	281

Balance, June 30, 2004	11,820	$285,173	132,631	$132,631	$1,384,437	$1,267,468	$(1,618,241)	$(12,050)	$1,439,418

See accompanying Notes to Condensed Consolidated Financial Statements.

Health Care Property Investors, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$88,419	$64,578
Adjustments to reconcile net income to net cash provided by operating activities:
Real estate depreciation and amortization	41,558	36,610
Real estate depreciation in discontinued operations	918	2,929
Amortization of deferred compensation and debt issuance costs	4,041	3,409
Joint venture adjustments	270	587
Gain on real estate dispositions	(10,269)	(3,017)
Impairment losses on real estate	3,437	11,652
Changes in:
Accounts receivable	(606)	3,512
Loans and other assets	(5,406)	(8,123)
Payables, accruals and deferred income	(2,492)	10,210

Net cash provided by operating activities	119,870	122,347

Cash flows from investing activities:
Acquisition and construction of real estate	(162,034)	(38,342)
Proceeds from the sale of real estate properties, net	108,965	12,848
Distributions from (investments in) joint ventures, net	81,571	29
Principal payments on (issuance of) loans and other investment activity, net	24,754	(10,590)

Net cash provided by (used in) investing activities	53,256	(36,055)

Cash flows from financing activities:
Net change in bank notes payable	(44,000)	(94,600)
Repayment of senior notes payable	(87,000)	(35,000)
Issuance of senior notes	50,000	197,536
Cash proceeds from issuing common stock	27,547	68,647
Redemption of preferred stock	—	(99,415)
Payments on mortgages	(2,549)	(10,745)
Dividends paid	(121,632)	(111,121)
Other financing activities	(1,711)	1,470

Net cash used in financing activities	(179,345)	(83,228)

Net (decrease) increase in cash and cash equivalents	(6,219)	3,064

Cash and cash equivalents, beginning of period	17,768	8,495

Cash and cash equivalents, end of period	$11,549	$11,559

Supplemental disclosure of cash flow information
Interest paid, net of capitalized interest	$45,192	$48,241

Interest capitalized	$881	$281

Mortgages included with real estate dispositions	$31,397	$—

Minority interest converted into common stock	$494	$4,021

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

Certain information and disclosures normally included in financial statements prepared in conformity with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for any subsequent quarter or the full year. Certain prior period amounts have been reclassified to conform to the current period presentation.

Management is required to make estimates and assumptions in the preparation of financial statements in conformity with U.S. generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. The Company’s 2003 Annual Report includes a summary of significant accounting policies and estimates. Actual results could differ materially from those estimates.

Principles of Consolidation

In the first quarter of 2003, the Company adopted Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (FIN 46), for variable interest entities created after January 31, 2003. On January 1, 2004, the Company adopted FIN 46 for variable interest entities created before February 1, 2003. Accordingly, the Company presently consolidates all variable interest entities in which it absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. For entities that do not qualify as variable interest entities, the Company consolidates those entities that are majority owned and controlled. The adoption of FIN 46 in 2004 for variable interest entities created before February 1, 2003, resulted in the consolidation of five joint ventures effective January 1, 2004, that were previously accounted for under the equity method. The consolidation of these joint ventures did not have a significant effect on the Company’s consolidated balance sheet or statement of income.

The Company has eleven consolidated partnerships that have a limited life. As of June 30, 2004, the estimated settlement value of the minority interests is $6.0 million, which is approximately $4.0 million more than the carrying amount.

Federal Income Taxes

HCP has made an election to qualify, and believes it operates so as to qualify, as a REIT for federal income tax purposes. Accordingly, HCP generally will not be subject to federal income tax as long as distributions to its shareholders equal or exceed its taxable income. However, under the Tax Relief Extension Act of 1999, which became effective on January 1, 2001, HCP is permitted to participate in certain previously precluded activities and still maintain its REIT qualification. These activities must be conducted by entities which elect to be treated as taxable REIT subsidiaries (“TRSs”). Accordingly, the Company is subject to federal and state income taxes on the income generated within the TRSs. During the three months ended June 30, 2004, income tax expense related to activities of the Company’s TRSs approximated $0.5 million, and is included in general and administrative expenses.

Stock Split

As of March 2, 2004, each shareholder of record on February 4, 2004, received one additional share of common stock for each share they owned on such record date resulting from a 2-for-1 stock split in the form of a stock dividend declared on January 22, 2004. The stock split has been reflected in all periods presented.

(2) INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES

HCP Medical Office Portfolio, LLC

The Company is the managing member of HCP Medical Office Portfolio, LLC (“HCP MOP”), and has a 33% equity interest therein. The joint venture is engaged in the acquisition and operation of medical office building properties. Summarized unaudited condensed financial information of HCP MOP follows:

	June 30, 2004	December 31, 2003
	(In thousands)
Real estate investments, net	$456,731	$465,639
Other assets	27,731	11,193

Total assets	$484,462	$476,832

Notes payable	$312,405	$25,423
Other liabilities	14,282	13,372
Other member’s capital	105,709	293,485
HCP capital	52,066	144,552

Total liabilities and members’ capital	$484,462	$476,832

Six Months Ended June 30, 2004
(In thousands)
Rental and other income	$42,177

Net income	$5,312

HCP’s equity income	$1,753

Fees earned by HCP	$1,551

Distributions received	$93,506

HCP MOP acquired 100 properties from MedCap Properties, LLC (“MedCap”) in October 2003 for $460 million, including the assumption of $26 million of mortgage debt at the acquisition date. On January 20, 2004, HCP MOP completed $288 million of mortgage financings of which $254 million is at a weighted average fixed rate of 5.57% and the balance is at a floating rate based on one-month LIBOR plus 1.75%. The Company received $92 million of distributions from the financing.

In connection with the acquisition of properties by HCP MOP from MedCap, the Company acquired five medical office buildings, four of which were under construction. Construction of these properties was completed in the second quarter of 2004. At December 31, 2003, the Company expected these assets to be acquired by HCP MOP upon completion of construction; however, the Company ultimately retained ownership of these assets following the completion of the construction. Accordingly, such assets, with a carrying value of $37.6 million, were reclassified to construction in progress from investment in and advances to unconsolidated joint ventures at December 31, 2003.

Tenant improvements, lease acquisition costs and operating expenses of HCP MOP are funded through property operations. The Company may be required to provide additional funding if the joint venture does not have sufficient funds to cover these expenditures. At June 30, 2004, investments and advances to unconsolidated joint ventures in the Company’s consolidated balance sheet includes outstanding advances to HCP MOP of $10.3 million.

Other Unconsolidated Joint Ventures

As of June 30, 2004, the Company had (i) a 45%-50% interest in four joint ventures that each operates an assisted living facility and (ii) a 9.8% interest in five joint ventures (subsidiaries of American Retirement Corporation or “ARC”) that each own a retirement living community (the “ARC JVs”). Summarized unaudited condensed combined financial information of the unconsolidated joint ventures follows:

	June 30, 2004	December 31, 2003
	(In thousands)
Real estate investments, net	$234,837	$256,769
Other assets	2,822	4,662

Total assets	$237,659	$261,431

Notes payable	$15,711	$15,636
Mortgage notes payable	55,062	55,532
Accounts payable	2,062	2,189
Entrance fee liabilities and deferred life estate obligations	159,673	154,494
Other partners’ (deficit) capital	(3,710)	5,286
HCP capital	8,861	28,294

Total liabilities and partners’ capital	$237,659	$261,431

	Six Months Ended June 30,
	2004	2003
	(In thousands)
Rental and other income	$9,048	$17,824

Net income	$2,150	$3,901

HCP’s equity income	$333	$529

Distributions received	$433	$1,042

As of June 30, 2004, the Company has guaranteed approximately $7.0 million out of a total of $15.7 million of notes payable for four of the joint ventures. Additionally, the properties owned by the ARC JVs secure $55.1 million of first mortgages. These mortgages have variable and fixed interest rates ranging from 1.1% to 9.6% and maturity dates ranging from May 2005 to June 2025.

At June 30, 2004 and December 31, 2003, the Company had a loan of $79.1 million and $76.2 million, respectively, to a subsidiary of ARC that was collateralized by the facilities held by the joint ventures. At June 30, 2004 and December 31, 2003, the Company had an additional secured loan to ARC of $0.5 million and $7.0 million, respectively. These loans are included in loans to joint venture partners on the Company’s consolidated balance sheets.

The Company’s maximum exposure to losses for joint ventures at June 30, 2004 is the carrying amount of the joint venture investments of $72.3 million and an additional $7.0 million resulting from the guarantee of notes payable discussed above. The Company’s exposure may increase if required to provide any additional funding to HCP MOP.

See note 10 to the Condensed Consolidated Financial Statements regarding subsequent events related to ARC.

(3) LOANS RECEIVABLE, NET

Loans receivable consist of the following:

	June 30, 2004	December 31, 2003
	(In thousands)
Secured	$147,415	$160,647
Unsecured	21,154	23,713

	$168,569	$184,360

Loans to joint venture partners consist of the following:

	June 30, 2004	December 31, 2003
	(In thousands)
ARC	$79,603	$83,253
Other	777	—

	$80,380	$83,253

(4) RENTAL INCOME

Rental income consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	(In thousands)
	2004	2003	2004	2003
Triple net	$67,920	$62,403	$130,563	$117,222
Medical office buildings	27,430	20,321	52,018	40,673

	$95,350	$82,724	$182,581	$157,895

(5) DISCONTINUED OPERATIONS

The Company sold 21 facilities during the six-month period ended June 30, 2004, and has seven properties at June 30, 2004, that it intends to sell within one year. The operating results for these 28 facilities, with revenues of $0.5 million and $4.6 million during the three and six-month periods ended June 30, 2004, respectively, are included in discontinued operations. For the three and six-month periods ended June 30, 2003, 53 facilities with revenues of $6.9 million and $14.1 million, respectively, were included in discontinued operations.

(6) REVENUE CONCENTRATION

Listed below are operators which represent five percent or more of consolidated revenue less operating expenses:

	Total Investment at June 30, 2004	Percentage of Revenue Less Operating Expenses for the Six Months Ended June 30, 2004
	(In thousands)
Tenet Healthcare Corporation (“Tenet”)	$423,838	14.3%
American Retirement Corporation (“ARC”)	296,494	9.7
Emeritus Corporation (“Emeritus”)	183,163	5.9

	$903,495	29.9%

See Note 9 to the Condensed Consolidated Financial Statements regarding contingencies related to Tenet and HealthSouth.

(7) EQUITY

During the six months ended June 30, 2004, the Company raised $10.8 million from sales of common stock under its Dividend Reinvestment and Stock Purchase Plan (“DRIP”) at an average sales price per share of $25.12.

On April 26, 2004, the Company announced that its Board of Directors declared a quarterly common stock cash dividend of $0.4175 per share. The common stock cash dividend was paid on May 21, 2004, to stockholders of record as of the close of business on May 6, 2004.

On July 23, 2004, the Company announced that its Board of Directors declared a quarterly common stock cash dividend of $0.4175 per share. The common stock cash dividend will be paid on August 19, 2004, to stockholders of record as of the close of business on August 4, 2004.

Other equity consists of the following:

	June 30, 2004	December 31, 2003
	(In thousands)
Unamortized balance of deferred compensation	$12,050	$11,700
Notes receivable from officers and directors for purchase of common stock	—	236
Accumulated other comprehensive loss	—	281

Total other equity	$12,050	$12,217

Comprehensive income for the six months ended June 30, 2004 and 2003 was $88.7 million and $65.0 million, respectively.

(8) EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing net income applicable to common shares by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is calculated including the effect of potentially dilutive securities. Options to purchase 1,103,000 and 400,000 shares of common stock that had an exercise price in excess of the average market price of the common stock during the three-month periods ended June 30, 2004 and 2003, respectively, were not included because they are not dilutive. Additionally, 5,259,000 and 3,130,000 shares of common stock issuable upon conversion of non-managing member units were not included for the three and six–month periods ended June 30, 2004 and 2003, respectively, since they are not dilutive.

	Three Months Ended June 30,
	2004			2003
		(In thousands, except per share data)
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per common share:
Net income applicable to common shares	$36,302	131,653	$0.28	$20,295	121,456	$0.17
Dilutive options and unvested restricted stock	—	1,203	(0.01)	—	980	—

Diluted earnings per common share:
Net income applicable to common shares	$36,302	132,856	$0.27	$20,295	122,436	$0.17

	Six Months Ended June 30,
	2004			2003
		(In thousands, except per share data)
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per common share:
Net income applicable to common shares	$77,854	131,196	$0.59	$41,734	120,307	$0.35
Dilutive options and unvested restricted stock	—	1,582	—	—	933	(0.01)

Diluted earnings per common share:
Net income applicable to common shares	$77,854	132,778	$0.59	$41,734	121,240	$0.34

(9) COMMITMENTS AND CONTINGENCIES

At June 30, 2004, the Company had contractual commitments to construct $22.4 million of health care real estate and capital projects.

One of the Company’s hospitals located in Tarzana, California, and operated by Tenet under a lease expiring in February 2009 is affected by State of California Senate Bill 1953 (SB 1953), which requires compliance with certain seismic safety building standards for acute care hospital facilities by January 1, 2013. The Company and Tenet are currently reviewing the SB 1953 compliance of this hospital, multiple plans of action to cause such compliance, the estimated time for completing the same and the cost of performing necessary remediation of the property. The Company cannot currently estimate the potential costs of SB 1953 compliance with respect to the affected hospital or the final allocation of such costs between the Company and the operator. Rent on the hospital in 2003 was $10.8 million and $4.1 million for the six months ended June 30, 2004. The carrying amount of the hospital is $79.2 million at June 30, 2004.

On March 12, 2004, James G. Reynolds, the Company’s former Executive Vice President and Chief Financial Officer, filed a lawsuit against the Company and Kenneth B. Roath, the Company’s Chairman, and James F. Flaherty III, the Company’s Chief Executive Officer and a director. The lawsuit was filed in Superior Court of California, County of Orange and is styled James G. Reynolds vs. Health Care Property Investors, Inc., Kenneth B. Roath and James Flaherty, III, et al. Reynolds, alleges, among other things, breach of oral contract, promissory fraud, defamation, wrongful constructive termination, infliction of emotional distress and age discrimination. In his complaint, Reynolds claims that he was promised an employment contract providing that, in the event he was terminated in breach of contract, he would receive two years of salary and bonus, and accelerated vesting of all unvested stock options and restricted stock as if he had been employed through and including five years after the date of such termination. He claims that age discrimination caused some of the employment decisions affecting his job duties in that he was constructively terminated. The Company filed a demurer on April 27, 2004, which was granted by the court with leave to amend. A first amended complaint was then filed with essentially the same allegations as before, and the Company again filed a demurer. A hearing on that demurer is presently set for August 13, 2004. Reynolds also claims that he was promised a supplemental executive retirement plan and an enhanced operational role in the Company. He further claims that he is owed $200,000 of unpaid wages relating to an alleged unpaid bonus for 2001 performance. Reynolds seeks unspecified compensatory, consequential and punitive damages relating to his claims. This matter is proceeding through discovery and the parties have agreed to non-binding mediation on August 24, 2004. The Company believes that Reynolds’ claims are not meritorious and is contesting them. While the Company accrued an immaterial charge related to such claims during the six months ended June 30, 2004, the Company’s ultimate liability, if any, cannot be reasonably estimated at this time. Furthermore, any such loss that the Company incurs may be partially offset through recoveries under its various insurance coverages. Nevertheless, there can be no assurance that the Company’s ultimate loss will not exceed amounts accrued.

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

The Company is from time to time a party to legal proceedings, lawsuits and other claims in the ordinary course of business. These claims, even if not meritorious, could force the Company to spend significant financial resources. While the resolution of any of the aforementioned contingencies could materially and adversely affect the Company’s results of operations and cash flows in the period recorded, the Company is not aware of any legal proceedings, claims, or other contingencies that would have, individually or taken together, a material adverse effect on its business, prospects, or financial condition.

(10) SUBSEQUENT EVENTS

On July 13, 2004, the Company issued $37.0 million of 6.0% fixed rate medium-term senior notes maturing on June 15, 2014.

On July 15, 2004, the Company acquired substantially all of ARC’s interest in three continuing care retirement centers and one assisted living facility for $113 million, including transaction costs. Prior to the acquisition, the Company owned a 9.8% equity interest in three of the four entities that owned these facilities. All of the facilities have been leased to ARC. In addition, the Company closed a $5.7 million secured loan to ARC. ARC used a portion of the transaction proceeds to repay an $82.6 million mezzanine loan to the Company, including accrued interest.

On July 30, 2004, the Company acquired 11 assisted living facilities from Emeritus Corporation for $84 million, including $56 million of assumed debt, through a sale-leaseback transaction. Emeritus used $17 million of the proceeds to repay mezzanine and other debt to the Company.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY LANGUAGE REGARDING FORWARD LOOKING STATEMENTS

Statements in this Quarterly Report that are not historical factual statements are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The statements include, among other things, statements regarding the intent, belief or expectations of the Company and its officers and can be identified by the use of terminology such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “should” and other comparable terms or the negative thereof. In addition, the Company from time to time makes forward-looking oral and written public statements concerning our expected future operations and other developments. Readers are cautioned that, while forward-looking statements reflect the Company’s good faith belief and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties. Actual results may differ materially from the expectations contained in the forward-looking statements as a result of various factors. In addition to risks and other factors set forth in this Quarterly Report, the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and other documents filed with the Securities and Exchange Commission, readers should consider the following:

(a)	Legislative, regulatory, or other changes in the health care industry at the local, state or federal level which increase the costs of or otherwise affect the operations of the Company lessees;

(b)	Changes in the reimbursement available to our tenants and mortgagors by governmental or private payors, including changes in Medicare and Medicaid payment levels and the availability and cost of third party insurance coverage;

(c)	Competition for tenants and mortgagors, including with respect to new leases and mortgages and the renewal or rollover of existing leases;

(d)	Availability of suitable health care facilities to acquire at a favorable cost of capital and the competition for such acquisition and financing of health care facilities;

(e)	The ability of the Company’s tenants and mortgagors to operate the Company properties in a manner sufficient to maintain or increase revenues and to generate sufficient income to make rent and loan payments;

(f)	The financial weakness of operators in the long-term care and assisted living sectors, including the bankruptcies of certain of the Company’s tenants, which results in uncertainties in our ability to continue to realize the full benefit of such operators’ leases;

(g)	Changes in national or regional economic conditions, including changes in interest rates and the availability and the Company’s cost of capital;

(h)	The risk that the Company will not be able to sell or lease facilities that are currently vacant;

(i)	The potential costs of SB 1953 compliance with respect to the Company’s hospital in Tarzana, California;

(j)	The financial, legal and regulatory difficulties of two significant operators, Tenet and HealthSouth; and

(k)	The potential impact of existing and future litigation matters.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

Health Care Property Investors, Inc., is a real estate investment trust (“REIT”) that, together with its consolidated subsidiaries and joint ventures (collectively, “HCP” or the “Company”) invests in health care related properties located throughout the United States. Generally, the Company acquires health care facilities and leases them on a long-term basis to health care providers; however, the Company also leases medical office space to providers and physicians on a shorter term basis. In addition, the Company provides mortgage financing on health care facilities.

As of June 30, 2004, the Company had investments in 538 properties located in 43 states, excluding assets which are held for sale. These properties include 30 hospitals, 178 long-term care facilities, 121 assisted and living and continuing care retirement communities (“CCRs”), 185 medical office buildings (“MOBs”) and 24 other health care facilities. The Company’s total investment in these properties, which represents the undepreciated historical cost of real estate and the net carrying amount of unconsolidated joint ventures and mortgage loans, was approximately $3.3 billion at June 30, 2004.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Income from continuing operations applicable to common shares for the three months ended June 30, 2004 and 2003, was $37.1 million, or $0.28 per diluted share and $19.7 million, or $0.16 per diluted share, respectively.

Rental income consists of revenue earned under triple net and medical office building lease arrangements. Triple net rental income increased 8.8% to $67.9 million for the three months ended June 30, 2004, compared to $62.4 million in the year ago period. This increase was primarily attributable to acquisitions, lease resets, and contractual escalators. Medical office building rental income was $27.4 million for the three months ended June 30, 2004, an increase of 35.0% from $20.3 million in the year ago period. Medical office building operating expenses were $10.2 million for the three months ended June 30, 2004, an increase of 37.5% from $7.4 million in the year ago period. These increases were primarily attributable to the purchase of thirteen properties from MedCap Properties, LLC in October 2003 and completion of four development properties during the second quarter of 2004.

Equity income from unconsolidated joint ventures was $0.8 million for the three months ended June 30, 2004, compared to $22,000 in the year ago period. The increase was primarily due to the Company’s investment in HCP MOP in October 2003. During the three months ended June 30, 2004, the Company recognized $0.8 million in equity income from HCP MOP. At June 30, 2004, 105 properties were held by unconsolidated joint ventures, including HCP MOP, compared to 19 properties at June 30, 2003.

Interest and other income was $11.0 million for the three months ended June 30, 2004, an increase of 13.6% from $9.7 million for the same period a year ago. The increase in interest and other income was primarily due to fees earned from the HCP MOP joint venture of $0.8 million and the amortization of loan discounts, net of the impact of a partial repayment of a loan to American Retirement Corporation (“ARC”) and a change in the Company’s accrual rate on the remaining balance of that loan. During the third quarter of 2003, ARC repaid $52 million of outstanding principal and interest. Partially offsetting this repayment was an increase in the accrual rate on the remaining $76 million balance from 13.25% during the three months ended June 30, 2003, to 16.5% during the three months ended June 30, 2004. The accrual rate on the loan was increased during the third quarter of 2003 based on the Company’s evaluation of the sufficiency of the net assets collateralizing the loan.

Interest expense was $20.6 million for the three months ended June 30, 2004, a decrease of 8.0% from $22.4 million for the three months ended June 30, 2003. The decrease was primarily due to the repayment of certain mortgages and senior notes and a reduction of amounts outstanding on the Company’s line of credit.

General and administrative expenses were $8.4 million for the three months ended June 30, 2004, an increase of 48.3% from $5.7 million for the three months ended June 30, 2003. The increase in general and administrative expenses was primarily due to higher employee compensation and related costs, $0.7 million in expenses associated with the Company’s move of its corporate office to Long Beach, CA, and $0.5 million in income tax expense on income from certain assets held in a taxable REIT subsidiary.

Impairment losses included in continuing operations were $1.2 million and zero for the three months ended June 30, 2004 and 2003, respectively. Impairment losses during the three-month period ended June 30, 2004 were due to flood damage in one of the Company’s facilities.

Real estate depreciation and amortization was $21.1 million for the three months ended June 30, 2004, an increase of 14.6% from $18.4 million in the year ago period. The increase was due to the acquisition of properties totaling $239.1 million during 2003, and $132.7 million during the six months ended June 30, 2004.

Losses from discontinued operations for the three months ended June 30, 2004, was $0.8 million or $0.01 per diluted share compared to income from discontinued operations for the three months ended June 30, 2003, of $0.6 million, or $0.01 per diluted share. The decrease in income from discontinued operations for the three months ended June 30, 2004, is due to operating income from discontinued operations of $0.1 million compared to $3.0 million in the year ago period, net of impairment losses included in discontinued operations of $1.2 million compared $2.8 million in the year ago period.

The Company reviews for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable by comparing the carrying amount of the asset to the expected undiscounted cash flows to be generated from the asset. Changes in the expected undiscounted cash flows, such as a change resulting from the expected use for the asset, may cause the Company to record additional impairment losses.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Income from continuing operations applicable to common shares for the six months ended June 30, 2004 and 2003, was $67.9 million, or $0.51 per diluted share and $44.7 million, or $0.37 per diluted share, respectively.

Rental income consists of revenue earned under triple net and medical office building lease arrangements. Triple net income increased 11.4% to $130.6 million for the six months ended June 30, 2004, compared to $117.2 million in the year ago period. The increase was primarily attributable to acquisitions, lease resets, and contractual escalators. Medical office building rental income was $52.0 million for the six months ended June 30, 2004, an increase of 27.9% from $40.7 million in the year ago period. Medical office building operating expenses were $19.2 million for the six months ended June 30, 2004, an increase of 30.6% from $14.7 million in the year ago period. The increases were primarily attributable to the purchase of thirteen properties from MedCap Properties, LLC in October 2003 and completion of development properties during the second quarter of 2004.

Equity income from unconsolidated joint ventures was $2.1 million for the six months ended June 30, 2004, compared to $0.2 million in the year ago period. The increase was primarily due to the Company’s investment in HCP MOP in October 2003. During the six months ended June 30, 2004, the Company recognized $1.8 million in equity income from HCP MOP. At June 30, 2004, 105 properties were held by unconsolidated joint ventures, including HCP MOP, compared to 19 properties at June 30, 2003.

Interest and other income was $20.1 million for the six months ended June 30, 2004, an increase of 2.4% from $19.7 million in the year ago period. The increase in interest and other income was primarily due to the $1.6 million in fees the Company recognized related to HCP MOP for the six months ended June 30, 2004, net of the partial repayment of a loan to American Retirement Corporation (“ARC”) and a change in the Company’s accrual rate on the remaining balance of that loan. During the third quarter of 2003, ARC repaid $52 million of outstanding principal and interest. Partially offsetting this repayment was an increase in the accrual rate on the remaining $76 million balance from 13.25% during the six months ended June 30, 2003, to 16.5% during the six months ended June 30, 2004. The accrual rate on the loan was increased during the third quarter of 2003 based on the Company’s evaluation of the sufficiency of the net assets collateralizing the loan.

Interest expense was $42.5 million for the six months ended June 30, 2004, a decrease of 2.8% from $43.7 million for the six months ended June 30, 2003. The decrease was primarily due to the repayment of certain mortgages and senior notes and a reduction of amounts outstanding on the Company’s line of credit.

General and administrative expenses were $15.7 million for the six months ended June 30, 2004, an increase of 44.0% from $10.9 million for the six months ended June 30, 2003. The increase in general and administrative expenses is primarily due to higher employee compensation and related costs, $0.7 million in expenses associated with the Company’s move of its corporate offices to Long Beach, CA, and $0.5 million in income tax expense on income from certain assets held in a taxable REIT subsidiary.

Real estate depreciation and amortization was $41.6 million for the six months ended June 30, 2004, an increase of 13.5% from $36.6 million in the year ago period. The increase is due to the acquisition of properties totaling $239.1 million during 2003, and $132.7 million during the six months ended June 30, 2004.

Income from discontinued operations for the six months ended June 30, 2004, was $9.9 million and for the six months ended June 30, 2003, was a loss of $3.0 million. The increase in income from discontinued operations for the six months ended June 30, 2004, is due to a net gain on real estate dispositions and impairments of $8.0 million compared to a net loss on real estate dispositions and impairments of $8.6 million in the year ago period.

The Company reviews for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable by comparing the carrying amount of the asset to the expected undiscounted cash flows to be generated from the asset. Changes in the expected undiscounted cash flows, such as a change resulting from the expected use for the asset, may cause the Company to record additional impairment losses.

See Note 9 to the Condensed Consolidated Financial Statements regarding commitments and contingencies.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows from operating activities represent the primary source of liquidity to fund distributions. The Company’s cash flows from operations are dependent upon the occupancy level of multi-tenant buildings, the tenant’s performance on its lease obligations and the rental rates on leases. Material changes in any of these factors could have a material adverse impact on the Company’s results of operations. In order to qualify as a REIT for federal income tax purposes, the Company must distribute at least 90% of its taxable income to its shareholders. Accordingly, the Company intends to continue to make regular quarterly distributions to holders of its common and preferred stock. During the first six months of 2004, the Company issued dividends totaling $109.9 million and $10.6 million to holders of common and preferred stock, respectively. The Company believes that its liquidity and capital resources are adequate to finance its operations for the foreseeable future.

Net cash provided by operating activities was $119.9 million for the six months ended June 30, 2004, compared to $122.3 million in the year ago period. The decrease in cash flow from operations reflects increased rental income offset by higher costs and expenses, and changes in receivables, payables, accruals and deferred income.

Net cash provided by investing activities was $53.3 million for the six months ended June 30, 2004, and principally includes: (i) $98.2 million from the sale of seven medical office buildings and ten other health care related facilities, (ii) the acquisition of a health care laboratory and biotech research facility located in San Diego, California for a purchase price of $40 million, (iii) the acquisition of 9 long-term care facilities for $63 million, (iv) the acquisition of a medical office building in June 2004 for $22 million, (v) $92 million received from HCP MOP upon the completion of certain mortgage financing, and (vi) principal payments on loans and other investment activity of $25 million.

Net cash used in financing activities was $179.3 million for the six months ended June 30, 2004, and principally includes: (i) the repayment of $87.0 million of senior notes, (ii) payment of common and preferred dividends aggregating $121.6 million, and (iii) net repayments on the Company’s revolving line of credit of $44 million. These uses were partially offset by proceeds of $27.5 million and $50 million from common stock and senior note issuances, respectively.

During the six months ended June 30, 2004, the Company issued and sold 429,000 shares of common stock under the Dividend Reinvestment and Stock Purchase Plan (“DRIP”) at an average price per share of $25.12 for proceeds of $10.8 million.

Debt

Because the Company’s anticipated distributions will not allow it to retain sufficient cash to repay all of its debt as it comes due using only cash flows provided by operating activities, the Company intends to repay maturing debt with proceeds from debt and/or equity offerings. In addition, the Company anticipates making future investments in facilities, which will be dependent on the availability of cost-effective sources of capital. The Company uses the public debt and equity markets as its principal source of financing. Our senior debt is rated BBB+ by both Standard & Poor’s and Fitch and Baa2 by Moody’s.

As of June 30, 2004, the Company has the following outstanding debt:

Revolving line of credit—The Company has a revolving line of credit totaling $490 million which expires October 2005. Borrowings under the line of credit were $154.0 million at June 30, 2004. The weighted average annual interest rate at June 30, 2004 was 1.97%.

Mortgage notes payable—At June 30, 2004, the Company had a total of approximately $124.8 million in mortgage notes payable secured by 29 health care facilities with a carrying amount of approximately $221.5 million. Interest rates on the mortgage notes ranged from 2.75% to 10.63% with a weighted average rate of 8.03% at June 30, 2004.

Senior notes—At June 30, 2004, the Company had a total of $1.0 billion in aggregate principal amount of senior notes outstanding. Interest rates on the notes ranged from 6.00% to 9.10% with a weighted average rate of 6.55% at June 30, 2004.

At June 30, 2004, stockholders’ equity totaled $1.4 billion and the Company’s equity securities had a market value of $3.2 billion. Total debt represents 26.4% and 47.3% of total market and book capitalization, respectively.

Preferred stock

At June 30, 2004, the Company had outstanding 4,000,000 shares of 7.25% Series E cumulative redeemable preferred stock (issuance value of $100 million) and 7,820,000 shares of 7.10% Series F cumulative redeemable preferred stock (issuance value of $195.5 million).

Shelf registrations

As of June 30, 2004, the Company had $1.5 billion available for future issuances of debt and equity securities under shelf registration statements filed with the Securities and Exchange Commission. These securities may be issued from time to time in the future based on our needs and the then-existing market conditions.

Letters of credit and depositor accounts

At June 30, 2004, the Company held approximately $14.4 million in depository accounts and $37.1 million in irrevocable letters of credit from commercial banks to secure a number of tenants’ lease obligations and borrowers’ loan obligations. The Company may draw upon the letters of credit or depository accounts if there are defaults under the related leases or loans. Amounts available under letters of credit could change based upon facility operating conditions and other factors and such changes may be material.

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

Summarized unaudited condensed financial information of HCP MOP follows:

	June 30, 2004	December 31, 2003
	(In thousands)
Real estate investments, net	$456,731	$465,639
Other assets	27,731	11,193

Total assets	$484,462	$476,832

Notes payable	$312,405	$25,423
Other liabilities	14,282	13,372
Other member’s capital	105,709	293,485
HCP capital	52,066	144,552

Total liabilities and members’ capital	$484,462	$476,832

Six Months Ended June 30, 2004
(In thousands)
Rental and other income	$42,177

Net income	$5,312

HCP’s equity income	$1,753

Fees earned by HCP	$1,551

Distributions received	$93,506

On January 20, 2004, HCP MOP completed $288 million of mortgage financings of which $254 million is at a weighted average fixed rate of 5.57% and the balance is at a floating rate based on one-month LIBOR plus 1.75%. The Company received $92 million of distributions in connection with the financing.

The Company’s revenue from HCP MOP, including fees earned, represented less than 2.0% of revenue less operating expenses for the three and six months ended June 30, 2004. The investment in HCP MOP of $52.9 million represented less that 5% of stockholders’ equity at June 30, 2004.

Other Unconsolidated Joint Ventures

As of June 30, 2004, the Company had (i) a 45%-50% interest in four joint ventures that each operates an assisted living facility and (ii) a 9.8% interest in five joint ventures (subsidiaries of American Retirement Corporation or “ARC”) that each own a retirement living community (the “ARC JVs”). Summarized unaudited condensed combined financial information of the unconsolidated joint ventures follows (in thousands):

	June 30, 2004	December 31, 2003
	(In thousands)
Real estate investments, net	$234,837	$256,769
Other assets	2,822	4,662

Total assets	$237,659	$261,431

Notes payable	$15,711	$15,636
Mortgage notes payable	55,062	55,532
Accounts payable	2,062	2,189
Entrance fee liabilities and deferred life estate obligations	159,673	154,494
Other partners’ (deficit) capital	(3,710)	5,286
HCP capital	8,861	28,294

Total liabilities and partners’ capital	$237,659	$261,431

	Six Months Ended June 30,
	2004	2003
	(In thousands)
Rental and other income	$9,048	$17,824

Net income	$2,150	$3,901

HCP’s equity income	$333	$529

Distributions to HCP	$433	$1,042

As of June 30, 2004, the Company has guaranteed approximately $7.0 million out of a total of $15.7 million of notes payable for four of the joint ventures. Additionally, the properties owned by the ARC JVs secure $55.1 million of first mortgages. These mortgages have variable and fixed interest rates ranging from 1.1% to 9.6% and maturity dates ranging from May 2005 to June 2025.

At June 30, 2004 and December 31, 2003, the Company had a loan of $79.1 million and $76.2 million, respectively, to a subsidiary of ARC that was collateralized by the facilities held by the joint ventures. At June 30, 2004, and December 31, 2003, the Company had an additional secured loan to ARC of $0.5 million and $7.0 million, respectively.

The Company’s revenue from joint ventures, excluding HCP MOP, represented less than 1% of its revenue less operating expenses for the three and six months ended June 30, 2004.

On July 15, 2004, the Company acquired substantially all of ARC’s interest in three continuing care retirement centers and one assisted living facility for $113 million, including transaction costs. Prior to the acquisition, the Company owned a 9.8% equity interest in three of the four entities that owned these facilities. All of the facilities have been leased to ARC. In addition, the Company closed a $5.7 million secured loan to ARC. ARC used a portion of the transaction proceeds to repay an $82.6 mezzanine loan to the Company, including accrued interest.

The Company’s maximum exposure to losses for joint ventures at June 30, 2004 is the carrying amount of the joint venture investments of $72.3 million and an additional $7.0 million resulting from the guarantee of notes payable discussed above. The Company’s exposure may increase if required to provide any additional funding to HCP MOP.

Revenue Concentration

Tenet, ARC, and Emeritus accounted for approximately 14.3%, 9.7%, and 5.9% of the Company’s revenue less operating expenses for the six months ended June 30, 2004. No single other tenant or operator accounted for more than 5% of the Company’s revenue less operating expenses for the six months ended June 30, 2004. Cash flow coverage for rents of the seven hospitals operated by Tenet was 2.5x for the twelve month period ended March 31, 2004, compared to 2.9x for the full year 2003, including the effect of certain Medicare settlements related to 2003 and prior years, and 5.1x for the full year 2002. Cash flow coverages are calculated by the Company based on property level information provided by Tenet without verification and generally are compiled one quarter in arrears. The Company leases nine rehabilitation hospitals to HealthSouth. HealthSouth has indicated that its previously issued financial statements should not be relied upon.

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

Contractual Obligations

As of June 30, 2004, the Company’s contractual payment obligations were as follows:

	Six Months	2005-2006	2007-2008	More than Five Years	Total
	(In thousands)
Contractual Obligations:
Long-Term Debt	$15,860	$388,540	$150,004	$587,786	$1,142,190
Line of Credit	—	154,000	—	—	154,000
Construction Commitments	24,200	—	—	—	24,200

	$40,060	$542,540	$150,004	$587,786	$1,320,390

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

On a more limited basis, we have provided mortgage loans to operators of health care facilities in the normal course of business. All of the mortgage loans receivable have fixed interest rates or interest rates with periodic fixed increases. Therefore, the mortgage loans receivable are all considered to be fixed rate loans, and the current interest rate (the lowest rate) is used in the computation of market risk provided in the following table, if material.

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

At June 30, 2004, we are exposed to market risks related to fluctuations in interest rates on $3.9 million of variable rate mortgage notes payable, $25.0 million of variable rate senior notes payable, and $154.0 million of variable rate bank notes payable on our total investment in the Company’s properties of $3.3 billion.

At June 30, 2004, the Company also has $200 million principal amount of 6.875% Mandatory Par Put Remarketed Securities (MOPPRS) due June 8, 2015, which are subject to mandatory tender on June 8, 2005. The MOPPRS contain an option exercisable by the Remarketing Dealer, which derives its value from the yield on ten-year U.S. treasury relative to a fixed strike rate of 5.565%. Generally, the value of the option to the Remarketing Dealer increases as treasury rates decline and the option’s value to the Remarketing Dealer decreases as treasury rates rise. The value of this option to the Remarketing Dealer currently approximates $15 to $20 million. On June 8, 2005, the Company may be required to repurchase the outstanding MOPPRS at par plus accrued interest, which the Company believes would likely occur if the then current yield on the ten-year treasury is above 5.565%. Additionally, in the event that ten-year treasury yield is less than 5.565%, the Remarketing Dealer may redeem the securities on June 8, 2005, at par plus accrued interest, and reissue the senior notes at a premium (determined by reference to the value of the option) to par. The coupon interest rate on the reissued notes would be set at an applicable credit spread plus 5.565%.

Fluctuation in the interest rate environment will not affect our future earnings and cash flows on our fixed rate debt until that debt matures and must be replaced or refinanced. Interest rate changes will affect the fair value of the fixed rate instruments. Conversely, changes in interest rates on variable rate debt would change our future earnings and cash flows, but not affect the fair value on those instruments, other than MOPPRS as described above. Assuming a one percentage point increase in the interest rate related to the variable rate debt including the mortgage notes payable, senior notes payable and the Company’s bank notes payable, and assuming no change in the outstanding balance as of year end, interest expense for 2004 would increase by approximately $1.8 million, or $0.01 per common share on a diluted basis.

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

Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, excluding HCP MOP, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2004. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On March 12, 2004, James G. Reynolds, the Company’s former Executive Vice President and Chief Financial Officer, filed a lawsuit against the Company and Kenneth B. Roath, the Company’s Chairman, and James F. Flaherty III, the Company’s Chief Executive Officer and a director. The lawsuit was filed in Superior Court of California, County of Orange and is styled James G. Reynolds vs. Health Care Property Investors, Inc., Kenneth B. Roath and James Flaherty, III, et al. Reynolds, alleges, among other things, breach of oral contract, promissory fraud, defamation, wrongful constructive termination, infliction of emotional distress and age discrimination. In his complaint, Reynolds claims that he was promised an employment contract providing that, in the event he was terminated in breach of contract, he would receive two years of salary and bonus, and accelerated vesting of all unvested stock options and restricted stock as if he had been employed through and including five years after the date of such termination. He claims that age discrimination caused some of the employment decisions affecting his job duties in that he was constructively terminated. The Company filed a demurer on April 27, 2004, which was granted by the court with leave to amend. A first amended complaint was then filed with essentially the same allegations as before, and the Company again filed a demurer. A hearing on that demurer is presently set for August 13, 2004. Reynolds also claims that he was promised a supplemental executive retirement plan and an enhanced operational role in the Company. He further claims that he is owed $200,000 of unpaid wages relating to an alleged unpaid bonus for 2001 performance. Reynolds seeks unspecified compensatory, consequential and punitive damages relating to his claims. This matter is proceeding through discovery and the parties have agreed to non-binding mediation on August 24, 2004. The Company believes that Reynolds’ claims are not meritorious and is contesting them. While the Company accrued an immaterial charge related to such claims during the six months ended June 30, 2004, the Company’s ultimate liability, if any, cannot be reasonably estimated at this time. Furthermore, any such loss that the Company incurs may be partially offset through recoveries under its various insurance coverages. Nevertheless, there can be no assurance that the Company’s ultimate loss will not exceed amounts accrued.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 7, 2004. At the Annual Meeting, the Company’s stockholders approved three proposals, each as more fully described below, and elected ten directors to the Company’s Board of Directors. At the Annual Meeting, there were present in person or by proxy 123,449,981 votes, representing approximately 94% of the total outstanding eligible votes. The proposals considered at the Annual Meeting were voted on as follows:

1. A proposal to amend the Company’s charter to increase the total number of shares of common stock which the Company has the authority to issue from two hundred million (200,000,000) shares to seven hundred fifty million (750,000,000) shares was approved by the Company’s stockholders. The proposal received 84,673,754 votes in favor and 38,030,172 votes against. There were 746,055 abstentions and 0 broker non-votes.

2. A proposal to amend the Company’s charter to declassify its Board of Directors and provide for the annual election of all directors was approved by the Company’s stockholders. The proposal received 120,462,612 votes in favor and 2,044,527 votes against. There were 942,842 abstentions and 0 broker non-votes.

3. The following directors were elected to one year terms of office expiring at the 2005 Annual Meeting of Stockholders and until their successors are duly elected and qualified and received the number of votes set forth opposite their names, with no abstentions or broker non-votes.

Directors	Affirmative Votes	Against or Withheld
Mary A. Cirillo	121,794,788	1,655,193
Robert R. Fanning, Jr.	121,708,625	1,741,356
James F. Flaherty III	121,917,348	1,532,633
David B. Henry	122,003,583	1,446,398
Michael D. McKee	121,720,604	1,729,933
Harold M. Messmer, Jr.	121,957,178	1,492,803
Peter L. Rhein	121,727,809	1,722,172
Kenneth B. Roath	121,933,416	1,516,565
Richard M. Rosenberg	121,066,129	2,383,852
Joseph P. Sullivan	122,288,114	1,161,867

4. A proposal to ratify the selection of Ernst & Young LLP as the Company’s independent public accountants for the fiscal year ending December 31, 2004, was approved by the Company’s stockholders. The proposal received 121,743,458 votes in favor and 1,330,677 votes against. There were 375,846 abstentions and 0 broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits:

3.1	Articles of Restatement of HCPI.

3.2	Third Amended and Restated Bylaws of HCPI.

4.1	Indenture, dated as of September 1, 1993, between HCPI and The Bank of New York, as Trustee, with respect to the Series C and D Medium Term Notes, the Senior Notes due 2006 and the Mandatory Par Put Remarketed Securities due 2015 (incorporated by reference to exhibit 4.1 to HCPI’s registration statement on Form S-3 dated September 9, 1993).

4.2	Indenture, dated as of April 1, 1989, between HCPI and The Bank of New York for Debt Securities (incorporated by reference to exhibit 4.1 to HCPI’s registration statement on Form S-3 dated March 20, 1989).

4.3	Form of Fixed Rate Note (incorporated by reference to exhibit 4.2 to HCPI’s registration statement on Form S-3 dated March 20, 1989).

4.4	Form of Floating Rate Note (incorporated by reference to exhibit 4.3 to HCPI’s registration statement on Form S-3 dated March 20, 1989).

4.5	Registration Rights Agreement dated November 20, 1998 between HCPI and James D. Bremner (incorporated by reference to exhibit 4.8 to HCPI’s annual report on Form 10-K for the year ended December 31, 1999). This exhibit is identical in all material respects to two other documents except the parties thereto. The parties to these other documents, other than HCPI, were James P. Revel and Michael F. Wiley.

4.6	Registration Rights Agreement dated January 20, 1999 between HCPI and Boyer Castle Dale Medical Clinic, L.L.C. (incorporated by reference to exhibit 4.9 to HCPI’s annual report on Form 10-K for the year ended December 31, 1999). This exhibit is identical in all material respects to 13 other documents except the parties thereto. The parties to these other documents, other than HCPI, were Boyer Centerville Clinic Company, L.C., Boyer Elko, L.C., Boyer Desert Springs, L.C., Boyer Grantsville Medical, L.C., Boyer-Ogden Medical Associates, LTD., Boyer Ogden Medical Associates No. 2, LTD., Boyer Salt Lake Industrial Clinic Associates, LTD., Boyer-St. Mark’s Medical Associates, LTD., Boyer McKay-Dee Associates, LTD., Boyer St. Mark’s Medical Associates #2, LTD., Boyer Iomega, L.C., Boyer Springville, L.C., and—Boyer Primary Care Clinic Associates, LTD. #2.

4.7	Form of Deposit Agreement (including form of Depositary Receipt with respect to the Depositary Shares, each representing one-one hundredth of a share of our 8.60% Cumulative Redeemable Preferred Stock, Series C) (incorporated by reference to exhibit 4.8 to HCPI’s quarterly report on Form 10-Q for the period ended March 31, 2001) dated as of March 1, 2001 by and among HCPI, Wells Fargo Bank Minnesota, N.A. and the holders from time to time of the Depositary Shares described therein.

4.8	Indenture, dated as of January 15, 1997, between American Health Properties, Inc. and The Bank of New York, as trustee (incorporated herein by reference to exhibit 4.1 to American Health Properties, Inc.’s current report on Form 8-K (file no. 001-09381), dated January 21, 1997).

4.9	First Supplemental Indenture, dated as of November 4, 1999, between HCPI and The Bank of New York, as trustee (incorporated by reference to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 1999).

4.10	Dividend Reinvestment and Stock Purchase Plan, dated November 9, 2000 (incorporated by reference to exhibit 99.1 to HCPI’s registration statement on Form S-3 dated November 13, 2000, registration number 333-49796).

4.11	Registration Rights Agreement dated August 17, 2001 between HCPI, Boyer Old Mill II, L.C., Boyer-Research Park Associates, LTD., Boyer Research Park Associates VII, L.C., Chimney Ridge, L.C., Boyer-Foothill Associates, LTD., Boyer Research Park Associates VI, L.C., Boyer Stansbury II, L.C., Boyer Rancho Vistoso, L.C., Boyer-Alta View Associates, LTD., Boyer Kaysville Associates, L.C., Boyer Tatum Highlands Dental Clinic, L.C., Amarillo Bell Associates, Boyer Evanston, L.C., Boyer Denver Medical, L.C., Boyer Northwest Medical Center Two, L.C., and Boyer Caldwell Medical, L.C. (incorporated by reference to exhibit 4.12 to HCPI’s annual report on Form 10-K for the year ended December 31, 2001).

4.12	Acknowledgment and Consent dated as of June 12, 2002 by and among Merrill Lynch Private Finance Inc., The Boyer Company, L.C., HCPI/Utah, LLC, certain unitholders HCPI/Utah, LLC and HCPI (incorporated by reference to exhibit 4.14 to HCPI’s quarterly report on Form 10-Q for the period ended June 30, 2002).

4.13	Acknowledgment and Consent dated as of June 12, 2002 by and among Merrill Lynch Private Finance Inc., The Boyer Company, L.C., HCPI/Utah II, LLC, certain unitholders HCPI/Utah II, LLC and HCPI (incorporated by reference to exhibit 4.14 to HCPI’s quarterly report on Form 10-Q for the period ended June 30, 2002).

4.14	Officers’ Certificate pursuant to Section 301 of the Indenture dated as of September 1, 1993 between HCPI and the Bank of New York, as Trustee, establishing a series of securities entitled “6.00% Senior Notes due March 1, 2015” (incorporated by reference to exhibit 3.1 to HCPI’s current report on form 8-K (file no. 001-08895), dated February 25, 2003.)

4.15	Registration Rights Agreement dated October 1, 2003 between HCPI, Charles Crews, Charles A. Elcan, Thomas W. Hulme, Thomas M. Klaritch, R. Wayne Price, Glenn T. Preston, Janet Reynolds, Angela M. Playle, James A. Croy, John Klaritch as Trustee of the 2002 Trust F/B/O Erica Ann Klaritch, John Klaritch as Trustee of the 2002 Trust F/B/O Adam Joseph Klaritch, John Klaritch as Trustee of the 2002 Trust F/B/O Thomas Michael Klaritch, Jr. and John Klaritch as Trustee of the 2002 Trust F/B/O Nicholas James Klaritch (incorporated by reference to exhibit 4.16 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 2003).

4.16	Amended and Restated Dividend Reinvestment and Stock Purchase Plan, dated October 23, 2003 (incorporated by reference to HCPI’s registration statement on Form S-3 dated December 5, 2003, registration number 333-110939).

4.17	Specimen of Stock Certificate representing the Series E Cumulative Redeemable Preferred Stock, par value $1.00 per share (incorporated herein by reference to exhibit 4.1 of HCPI’s 8-A12B filed on September 12, 2003).

4.18	Specimen of Stock Certificate representing the Series F Cumulative Redeemable Preferred Stock, par value $1.00 per share (incorporated herein by reference to exhibit 4.1 of HCPI’s 8-A12B filed on December 2, 2003).

4.19	Form of Floating Rate Note (incorporated by reference to exhibit 4.3 to HCPI’s Current Report on Form 8-K dated November 19, 2003).

4.20	Form of Fixed Rate Note (incorporated by reference to exhibit 4.4 to HCPI’s Current Report on Form 8-K dated November 19, 2003).

10.1	Amendment No. 1, dated as of May 30, 1985, to Partnership Agreement of Health Care Property Partners, a California general partnership, the general partners of which consist of HCPI and certain affiliates of Tenet (incorporated by reference to exhibit 10.1 to HCPI’s annual report on Form 10-K for the year ended December 31, 1985).

10.2	HCPI Second Amended and Restated Directors Stock Incentive Plan (incorporated by reference to exhibit 10.43 to HCPI’s quarterly report on Form 10-Q for the period ended March 31, 1997).*

10.3	HCPI Second Amended and Restated Stock Incentive Plan (incorporated by reference to exhibit 10.44 to HCPI’s quarterly report on Form 10-Q for the period ended March 31, 1997).*

10.4	First Amendment to Second Amended and Restated Directors Stock Incentive Plan, effective as of November 3, 1999 (incorporated by reference to exhibit 10.1 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 1999).*

10.5	Second Amendment to Second Amended and Restated Directors Stock Incentive Plan, effective as of January 4, 2000 (incorporated by reference to exhibit 10.15 to HCPI’s annual report on Form 10-K for the year ended December 31, 1999).*

10.6	First Amendment to Second Amended and Restated Stock Incentive Plan effective as of November 3, 1999 (incorporated by reference to exhibit 10.3 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 1999).*

10.7	HCPI 2000 Stock Incentive Plan, effective as of May 7, 2003 (incorporated by reference to HCPI’s Proxy Statement regarding HCPI’s annual meeting of shareholders held May 7, 2003).*

10.8	HCPI Second Amended and Restated Directors Deferred Compensation Plan (incorporated by reference to exhibit 10.45 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 1997).*

10.9	Second Amendment to Second Amended and Restated Directors Deferred Compensation Plan, effective as of November 3, 1999 (incorporated by reference to exhibit 10.2 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 1999).*

10.10	Fourth Amendment to Second Amended and Restated Director Deferred Compensation Plan, effective as of January 4, 2000 (incorporated by reference to exhibit 10.17 to HCPI’s annual report on Form 10-K for the year ended December 31, 1999).*

10.11	Employment Agreement dated October 13, 2000 between HCPI and Kenneth B. Roath (incorporated by reference to exhibit 10.11 to HCPI’s annual report on Form 10-K for the year ended December 31, 2000).*

10.12	Various letter agreements, each dated as of October 16, 2000, among HCPI and certain key employees of the Company (incorporated by reference to exhibit 10.12 to HCPI’s annual report on Form 10-K for the year ended December 31, 2000).*

10.13	HCPI Amended and Restated Executive Retirement Plan (incorporated by reference to exhibit 10.13 to HCPI’s annual report on Form 10-K for the year ended December 31, 2001).*

10.14	Stock Transfer Agency Agreement between HCPI and The Bank of New York dated as of July 1, 1996 (incorporated by reference to exhibit 10.40 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 1996).

10.15	Amended and Restated Limited Liability Company Agreement dated November 20, 1998 of HCPI/Indiana, LLC (incorporated by reference to exhibit 10.15 to HCPI’s annual report on Form 10-K for the year ended December 31, 1998).

10.16	Amended and Restated Limited Liability Company Agreement dated January 20, 1999 of HCPI/Utah, LLC (incorporated by reference to exhibit 10.16 to HCPI’s annual report on Form 10-K for the year ended December 31, 1998).

10.17	Revolving Credit Agreement, dated as of November 3, 1999, among HCPI, each of the banks identified on the signature pages hereof, The Bank of New York, as agent for the banks and as issuing bank, and Bank of America, N.A. and Wells Fargo Bank, N.A., as co-documentation agents, with BNY Capital Markets, Inc., as lead arranger and Book Manager (incorporated by reference to exhibit 10.4 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 1999).

10.18	364-Day Revolving Credit Agreement, dated as of November 3, 1999 among HCPI, each of the banks identified on the signature pages hereof, The Bank of New York, as agent for the banks, and Bank of America, N.A. and Wells Fargo Bank, N.A., as co-documentation agents, with BNY Capital Markets, Inc., as lead arranger and book manager (incorporated by reference to exhibit 10.5 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 1999).

10.19	Cross-Collateralization, Cross-Contribution and Cross-Default Agreement, dated as of July 20, 2000, by HCP Medical Office Buildings II, LLC, and Texas HCP Medical Office Buildings, L.P., for the benefit of First Union National Bank (incorporated by reference to exhibit 10.20 to HCPI’s annual report on Form 10-K for the year ended December 31, 2000).

10.20	Cross-Collateralization, Cross-Contribution and Cross-Default Agreement, dated as of August 31, 2000, by HCP Medical Office Buildings I, LLC, and Meadowdome, LLC, for the benefit of First Union National Bank (incorporated by reference to exhibit 10.21 to HCPI’s annual report on Form 10-K for the year ended December 31, 2000).

10.21	Amended and Restated Limited Liability Company Agreement dated August 17, 2001 of HCPI/Utah II, LLC (incorporated by reference to exhibit 10.21 to HCPI’s annual report on Form 10-K for the year ended December 31, 2001).

10.22	First Amendment to Amended and Restated Limited Liability Company Agreement dated October 30, 2001 of HCPI/Utah II, LLC (incorporated by reference to exhibit 10.22 to HCPI’s annual report on Form 10-K for the year ended December 31, 2001).

10.23	Amendment No. 1, dated as of October 29, 2001, to the 364-Day Revolving Credit Agreement, dated as of November 3, 1999 among HCPI, each of the banks identified on the signature pages thereto, The Bank of New York, as agent for the banks, and Bank of America, N.A. and Wells Fargo Bank, N.A., as co-documentation agents, with BNY Capital Markets, Inc., as lead arranger and book manager (incorporated by reference to exhibit 10.23 to HCPI’s annual report on Form 10-K for the year ended December 31, 2001).

10.24	Employment Agreement dated October 8, 2002 between HCPI and James F. Flaherty III (incorporated by reference to exhibit 10.24 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 2002).*

10.25	Amendment to Employment Agreement dated October 8, 2002 between HCPI and Kenneth B. Roath (incorporated by reference to exhibit 10.25 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 2002).*

10.26	Revolving Credit Agreement, dated as of October 11, 2002, among HCPI, each of the banks identified on the signature pages hereof, The Bank of New York, as agent for the banks and as issuing bank, Bank of America, N.A. and Wachovia Bank, N.A., as syndicating agents, Wells Fargo Bank, N.A., as documentation agent, with Credit Suisse First Boston, Deutsche Bank A.G. and Fleet National Bank as managing agents, and BNY Capital Markets, Inc., as lead arranger and book runner (incorporated by reference to exhibit 10.26 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 2002).

10.27	Settlement Agreement and General Release between HCPI and Devasis Ghose (incorporated by reference to exhibit 10.27 to HCPI’s annual report on Form 10-K for the year ended December 31, 2002).*

10.28	Amended and Restated Limited Liability Company Agreement dated as of October 2, 2003 of HCPI/Tennessee, LLC (incorporated by reference to exhibit 10.28 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 2003).

10.29	Employment Agreement dated October 1, 2003 between HCPI and Charles A. Elcan (incorporated by reference to exhibit 10.29 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 2003).*

10.30	Form of Restricted Stock Agreement for employees and consultants effective as of May 7, 2003, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to exhibit 10.30 to HCPI’s annual report on Form 10-K for the year ended December 31, 2003).*

10.31	Form of Restricted Stock Agreement for directors effective as of May 7, 2003, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to exhibit 10.31 to HCPI’s annual report on Form 10-K for the year ended December 31, 2003).*

10.32	Form of Performance Award Letter for employees effective as of May 7, 2003, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to exhibit 10.32 to HCPI’s annual report on Form 10-K for the year ended December 31, 2003).*

10.33	Form of Stock Option Agreement for eligible participants effective as of May 7, 2003, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to exhibit 10.33 to HCPI’s annual report on Form 10-K for the year ended December 31, 2003).*

10.34	Amended and Restated Executive Retirement Plan effective as of May 7, 2003 (incorporated by reference to exhibit 10.34 to HCPI’s annual report on Form 10-K for the year ended December 31, 2003).*

31.1	Certification by James F. Flaherty III, the Company’s Chief Executive Officer, Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Mark A. Wallace, the Company’s Chief Financial Officer, Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by James F. Flaherty III, the Company’s Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Mark A. Wallace, the Company’s Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management Contract or Compensatory Plan or Arrangement.

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

Date: August 3, 2004	HEALTH CARE PROPERTY INVESTORS, INC. (Registrant)
/s/ Mark A. Wallace
Mark A. Wallace Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ George P. Doyle
George P. Doyle Vice President and Chief Accounting Officer (Principal Accounting Officer)