Form 10-Q
period 2004-09-30
HEALTH CARE PROPERTY INVESTORS INC
filed 2004-11-08
CIK 765880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2004.

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

As of November 1, 2004, there were 133,032,167 shares of $ 1.00 par value common stock outstanding.

HEALTH CARE PROPERTY INVESTORS, INC.

Health Care Property Investors, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	September 30, 2004	December 31, 2003
	(Unaudited)
Assets
Real estate investments:
Buildings and improvements	$2,946,794	$2,682,206
Accumulated depreciation and amortization	(513,518)	(486,421)

	2,433,276	2,195,785
Construction in progress	21,199	64,303
Land	300,283	283,352

	2,754,758	2,543,440
Loans receivable, net	144,529	184,360
Loans to joint venture partners	6,512	83,253
Investments in and advances to unconsolidated joint ventures	58,520	172,450
Accounts receivable, net of allowance of $1,694 and $1,580, respectively	16,910	16,471
Cash and cash equivalents	11,369	17,768
Other assets	21,041	18,215

Total assets	$3,013,639	$3,035,957

Liabilities and stockholders’ equity
Bank notes payable	$142,800	$198,000
Senior notes payable	1,051,485	1,050,476
Mortgage notes payable	196,009	158,808
Accounts payable and accrued expenses	60,577	55,055
Deferred revenue	16,281	16,080
Minority interests in joint ventures	24,065	12,931
Minority interests convertible into common stock	101,195	103,990
Stockholders’ equity:
Preferred stock	285,173	285,173
Common stock	133,004	131,040
Additional paid-in capital	1,391,191	1,355,299
Cumulative net income	1,301,958	1,179,049
Cumulative dividends	(1,678,982)	(1,497,727)
Other equity	(11,117)	(12,217)

Total stockholders’ equity	1,421,227	1,440,617

Total liabilities and stockholders’ equity	$3,013,639	$3,035,957

See accompanying Notes to Condensed Consolidated Financial Statements.

Health Care Property Investors, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Rental income	$100,304	$82,282	$281,953	$239,519
Equity in income (loss) from unconsolidated joint ventures, net	(459)	290	1,627	454
Interest and other income	11,381	14,292	31,321	33,740

	111,226	96,864	314,901	273,713

Expenses:
Interest	23,233	21,833	65,694	65,521
Real estate depreciation and amortization	22,888	18,229	64,084	54,467
Operating expenses for medical office buildings	10,581	7,763	29,351	22,173
General and administrative	9,657	5,516	25,350	16,419
Impairments	5,680	—	6,896	—

	72,039	53,341	191,375	158,580

Income from operations	39,187	43,523	123,526	115,133
Minority interests	(2,946)	(2,038)	(9,099)	(6,297)

Income from continuing operations	36,241	41,485	114,427	108,836

Discontinued operations:
Operating income (loss) from discontinued operations, net	(90)	3,038	2,095	8,900
Gain (loss) on real estate dispositions and impairments, net	(1,661)	5,086	6,387	(3,549)

	(1,751)	8,124	8,482	5,351

Net income	34,490	49,609	122,909	114,187
Dividends to preferred stockholders	(5,282)	(4,147)	(15,847)	(15,220)
Preferred stock redemption charges	—	(6,782)	—	(18,553)

Net income applicable to common shares	$29,208	$38,680	$107,062	$80,414

Basic earnings per common share:
Income from continuing operations applicable to common shares	$0.23	$0.24	$0.75	$0.61
Discontinued operations	(0.01)	0.07	0.06	0.05

Net income applicable to common shares	$0.22	$0.31	$0.81	$0.66

Diluted earnings per common share:
Income from continuing operations applicable to common shares	$0.23	$0.24	$0.74	$0.61
Discontinued operations	(0.01)	0.06	0.06	0.04

Net income applicable to common shares	$0.22	$0.30	$0.80	$0.65

Shares used to calculate earnings per share:
Basic	132,182	126,308	131,525	122,307
Diluted	133,584	127,862	133,047	123,447

See accompanying Notes to Condensed Consolidated Financial Statements.

Health Care Property Investors, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(In thousands)

	Preferred stock		Common stock
	Number of shares	Amount	Number of shares	Par value	Additional paid-in capital	Cumulative net income	Cumulative dividends	Other equity	Total stockholders’ equity
Balance, December 31, 2003	11,820	$285,173	131,040	$131,040	$1,355,299	$1,179,049	$(1,497,727)	$(12,217)	$1,440,617
Exercise of stock options	—	—	1,104	1,104	14,984	—	—	—	16,088
Issuance of restricted stock, net	—	—	57	57	1,936	—	—	(1,993)	—
Other issuances of stock	—	—	803	803	17,969	—	—	—	18,772
Net income	—	—	—	—	—	122,909	—	—	122,909
Preferred stock dividends	—	—	—	—	—	—	(15,847)	—	(15,847)
Common stock dividends	—	—	—	—	—	—	(165,408)	—	(165,408)
Amortization of deferred compensation	—	—	—	—	1,003	—	—	2,576	3,579
Payments on notes receivable from officers	—	—	—	—	—	—	—	236	236
Other comprehensive income	—	—	—	—	—	—	—	281	281

Balance, September 30, 2004	11,820	$285,173	133,004	$133,004	$1,391,191	$1,301,958	$(1,678,982)	$(11,117)	$1,421,227

See accompanying Notes to Condensed Consolidated Financial Statements.

Health Care Property Investors, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$122,909	$114,187
Adjustments to reconcile net income to net cash provided by operating activities:
Real estate depreciation and amortization	64,084	54,467
Real estate depreciation in discontinued operations	1,536	4,715
Amortization of deferred compensation and debt issuance costs	5,840	4,954
Joint venture adjustments	922	816
Gain on real estate dispositions	(17,850)	(8,103)
Impairment losses on real estate	16,617	11,652
Changes in:
Accounts receivable	(439)	5,289
Loans and other assets	(4,092)	(5,803)
Payables, accruals and deferred income	2,967	12,044

Net cash provided by operating activities	192,494	194,218
Cash flows from investing activities:
Acquisition and construction of real estate	(221,963)	(210,236)
Proceeds from the sale of real estate properties, net	120,632	25,479
Distributions from joint ventures, net	92,224	2,721
Principal payments received on loans receivable and other investment activity, net	26,253	35,802

Net cash provided by (used in) investing activities	17,146	(146,234)
Cash flows from financing activities:
Net change in bank notes payable	(55,200)	(138,600)
Repayment of senior notes payable	(87,000)	(36,000)
Issuance of senior notes	87,000	197,536
Cash proceeds from issuing common stock	32,094	172,315
Cash proceeds from issuing preferred stock	—	96,510
Redemption of preferred stock	—	(159,415)
Principal payments on mortgages	(12,788)	(11,727)
Dividends paid	(182,373)	(167,838)
Other financing activities	2,228	446

Net cash used in financing activities	(216,039)	(46,773)

Net (decrease) increase in cash and cash equivalents	(6,399)	1,211
Cash and cash equivalents, beginning of period	17,768	8,495

Cash and cash equivalents, end of period	$11,369	$9,706

Supplemental disclosure of cash flow information
Interest paid, net of capitalized interest	$59,911	$62,015

Interest capitalized	$881	$464

Loans receivable settled through real estate acquisitions	$94,768	$36,953

Mortgages included with real estate dispositions	$31,397	$—

Mortgages assumed in real estate acquisitions	$81,386	$—

Restricted stock issued, net of cancellations	$1,993	$2,270

Minority interest converted into common stock	$2,766	$4,367

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

Principles of Consolidation

In the first quarter of 2003, the Company adopted Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46”), for variable interest entities created after January 31, 2003. On January 1, 2004, the Company adopted FIN 46 for variable interest entities created before February 1, 2003. Accordingly, the Company presently consolidates all variable interest entities in which it absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. For entities that do not qualify as variable interest entities, the Company consolidates those entities that are majority owned and controlled. The adoption of FIN 46 in 2004 for variable interest entities created before February 1, 2003, resulted in the consolidation of five joint ventures effective January 1, 2004, that were previously accounted for under the equity method. The consolidation of these joint ventures did not have a significant effect on the Company’s consolidated financial statements or results of operations.

The Company has minority interests in 11 consolidated partnerships that have a limited life. As of September 30, 2004, the estimated settlement value of the minority interests is $6.0 million, which is approximately $4.0 million more than the carrying amount.

Federal Income Taxes

HCP has made an election to qualify, and believes it operates so as to qualify, as a REIT for federal income tax purposes. Accordingly, HCP generally will not be subject to federal income tax as long as distributions to its shareholders equal or exceed its taxable income. However, under the Tax Relief Extension Act of 1999, which became effective on January 1, 2001, HCP is permitted to participate in certain previously precluded activities and still maintain its REIT qualification. These activities must be conducted by entities which elect to be treated as taxable REIT subsidiaries (“TRSs”). Accordingly, the Company is subject to federal and state income taxes on the income generated within the TRSs. During the three- and nine-month periods ended September 30, 2004, income tax expense related to activities of the Company’s TRSs approximated $0.9 million and $1.4 million, respectively, and is included in general and administrative expenses.

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

(2) INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES

HCP Medical Office Portfolio, LLC

The Company is the managing member of HCP Medical Office Portfolio, LLC (“HCP MOP”), and has a 33% equity interest therein. The joint venture is engaged in the acquisition and operation of medical office building properties. Summarized unaudited condensed financial information of HCP MOP follows:

	September 30, 2004	December 31, 2003
	(In thousands)
Real estate investments, net	$445,754	$465,639
Other assets	26,141	11,193

Total assets	$471,895	$476,832

Notes payable	$312,713	$25,423
Other liabilities	10,773	13,372
Other member’s capital	99,434	293,485
HCP capital	48,975	144,552

Total liabilities and members’ capital	$471,895	$476,832

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
	(In thousands)
Rental and other income	$20,708	$63,257

Net income (loss)	$(2,024)	$3,471

HCP’s equity in income	$(608)	$1,145

Fees earned by HCP	$772	$2,323

Distributions received	$3,217	$96,723

HCP MOP acquired 100 properties from MedCap Properties, LLC (“MedCap”) in October 2003 for $460 million, including the assumption of $26 million of mortgage debt at the acquisition date. On January 20, 2004, HCP MOP completed $288 million of mortgage financings of which $254 million is at a weighted average fixed rate of 5.57%, with the balance at a floating rate based on one-month LIBOR plus 1.75%. The Company received $92 million of distributions from the financing.

In connection with the acquisition of properties by HCP MOP from MedCap, the Company acquired five medical office buildings, four of which were under construction. Construction of these properties was completed in the second quarter of 2004. At December 31, 2003, the Company expected these assets to be acquired by HCP MOP upon completion of construction; however, the Company ultimately retained ownership of these assets following the completion of the construction. Accordingly, such assets, with a carrying value of $37.6 million, were reclassified in 2004 to construction in progress from investment in and advances to unconsolidated joint ventures at December 31, 2003.

Tenant improvements, lease acquisition costs and operating expenses of HCP MOP are primarily funded through property operations. The Company may be required to provide additional funding if the joint venture does not have sufficient funds to cover these expenditures. At September 30, 2004, investments in and advances to unconsolidated joint ventures in the Company’s consolidated balance sheet includes outstanding advances to HCP MOP.

Other Unconsolidated Joint Ventures

As of September 30, 2004, the Company had (i) an interest in four joint ventures, ranging from 45% to 50%, that each operates an assisted living facility and (ii) a 6% and 10% initial equity interest, earning a preferred return of 9%, in two joint ventures (subsidiaries of American Retirement Corporation or “ARC”) that each own a retirement living community (the “ARC JVs”).

At December 31, 2003, the Company had a 9.8% interest in five joint ventures that were subsidiaries of ARC, a mezzanine loan of $76.2 million to a subsidiary of ARC that was collateralized by the facilities held by the five joint ventures, and an additional secured loan to ARC of $7.0 million. During July 2004, the Company acquired ARC’s interest in one of the joint ventures, increased its ownership percentage in two of the joint ventures to 90% and changed its ownership interest in the remaining two joint ventures. As part of the transaction, ARC repaid the balance of its mezzanine loan to the Company totaling $82.6 million and entered into a new secured loan with a balance of $5.7 million at September 30, 2004, and purchased an additional 90% interest in an unrelated joint venture. The loans to ARC are included in loans to joint venture partners on the Company’s consolidated balance sheets.

Beginning July 2004, the new 90% owned joint venture and three of the five entities previously accounted for under the equity method are consolidated. As of September 30, 2004, the purchase price allocation is preliminary and is pending information necessary to complete the valuation of certain contingencies.

Prior to the quarter ended September 30, 2004, the Company accrued interest at 16.5% on its mezzanine loan to ARC by reserving the difference between 16.5% and the 19.5% contractual rate. During the quarter ended September 30, 2004, the Company recognized $5.3 million of interest income based on the full repayment of the mezzanine loan. The interest income recognized primarily arose from the reversal of the interest reserve of $4.6 million, which represented the difference between the previous accrual rate of 16.5% and the 19.5% contractual rate.

Summarized unaudited condensed combined financial information of the other unconsolidated joint ventures follows:

	September 30, 2004	December 31, 2003
	(In thousands)
Real estate investments, net	$118,405	$256,769
Other assets	1,688	4,662

Total assets	$120,093	$261,431

Notes payable	$15,450	$15,636
Mortgage notes payable	15,940	55,532
Accounts payable	934	2,189
Entrance fee liabilities and deferred life estate obligations	74,489	154,494
Other partners’ capital	9,105	5,286
HCP capital	4,175	28,294

Total liabilities and partners’ capital	$120,093	$261,431

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands)
Rental and other income	$2,372	$8,924	$11,420	$26,718

Net income	$466	$1,468	$3,116	$5,369

HCP’s equity in income	$149	$290	$482	$454

Distributions received	$102	$3,689	$535	$4,731

As of September 30, 2004, the Company has guaranteed approximately $7.0 million out of a total of $15.4 million of notes payable for four of the joint ventures. Additionally, the properties owned by the ARC JVs secure $15.9 million of first mortgages. These mortgages have variable and fixed interest rates ranging from 3.6 % to 9.5 % and maturity dates ranging from May 2005 to June 2005.

The Company’s maximum exposure to losses for joint ventures at September 30, 2004 is the carrying amount of the joint venture investments of $58.5 million and an additional $7.0 million resulting from the guarantee of notes payable discussed above. The Company’s exposure may increase if it is required to provide any additional funding to HCP MOP.

(3) LOANS RECEIVABLE, NET

Loans receivable consist of the following:

	September 30, 2004	December 31, 2003
	(In thousands)
Secured	$137,794	$160,647
Unsecured	6,735	23,713

	$144,529	$184,360

Loans to joint venture partners consist of the following:

	September 30, 2004	December 31, 2003
	(In thousands)
ARC	$5,694	$83,253
Other	818	—

	$6,512	$83,253

(4) RENTAL INCOME

Rental income consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(In thousands)
	2004	2003	2004	2003
Triple net	$72,438	$61,364	$202,304	$177,968
Medical office buildings	27,866	20,918	79,649	60,551

	$100,304	$82,282	$281,953	$239,519

(5) DISCONTINUED OPERATIONS AND ASSET IMPAIRMENT

The Company sold 26 facilities during the nine-month period ended September 30, 2004, and has six properties at September 30, 2004, that are held for sale. The operating results for these 32 facilities, with revenues of $0.6 million and $6.1 million during the three- and nine-month periods ended September 30, 2004, respectively, are included in discontinued operations. For the three- and nine-month periods ended September 30, 2003, 57 facilities with revenues of $7.2 million and $22.2 million, respectively, were included in discontinued operations. Gains on sale of $7.6 million and $17.9 million for the three-and nine-month periods ended September 30, 2004, respectively, were included in discontinued operations. For the three- and nine-month periods ended September 30, 2003, gains on sale of $5.1 million and $8.1 million, respectively, were included in discontinued operations.

During the third quarter of 2004, the Company identified 11 properties with an estimated fair value of $15.0 million with reduced anticipated holding periods and planned near-term dispositions. In accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long Lived Assets (“SFAS No. 144”), the Company recorded a $13.2 million impairment charge with $5.7 million recorded in continuing operations and $7.5 million included in discontinued operations to reduce the carrying amount of the assets to their estimated fair values. Impairment charges were $16.6 million for the nine-month period ended September 30, 2004 with $6.9 million included in continuing operations and $9.7 million included in discontinued operations. For the three- and nine-month periods ended September 30, 2003, impairment charges were zero and $11.7 million, respectively, and were included in discontinued operations.

(6) REVENUE CONCENTRATION

Listed below are the operators which represent five percent or more of consolidated revenue less operating expenses:

	Total Investment at September 30, 2004	Percentage of Revenue Less Operating Expenses for the Nine Months Ended September 30, 2004
	(In thousands)
Tenet Healthcare Corporation (“Tenet”)	$423,838	13.3%
American Retirement Corporation (“ARC”)	365,605	9.6%
Emeritus Corporation (“Emeritus”)	248,734	5.7%

	$1,038,177	28.6%

See Note 10 to the Condensed Consolidated Financial Statements regarding contingencies related to Tenet.

(7) MORTGAGE NOTES PAYABLE

At September 30, 2004, the Company had $196.0 million in mortgage notes payable secured by 41 health care facilities with a carrying amount of approximately $340.8 million. Interest rates on the mortgage notes ranged from 1.07% to 10.63% with a weighted average rate of 7.37% at September 30, 2004. During the nine-month period ended September 30, 2004, the Company disposed of $31.4 million in mortgage notes payable in connection with the sale of properties in the first quarter of 2004 and assumed $81.4 million in mortgage notes payable in connection with acquisitions of properties in July 2004.

(8) EQUITY

During the three and nine-month periods ended September 30, 2004, the Company raised $5.2 million and $16.0 million, at an average sales price per share of $24.96 and $25.09, respectively, from sales of common stock under its Dividend Reinvestment and Stock Purchase Plan (“DRIP”).

On April 26, 2004, the Company announced that its Board of Directors declared a quarterly common stock cash dividend of $0.4175 per share. The common stock cash dividend was paid on May 21, 2004, to stockholders of record as of the close of business on May 6, 2004.

On July 23, 2004, the Company announced that its Board of Directors declared a quarterly common stock cash dividend of $0.4175 per share. The common stock cash dividend was paid on August 19, 2004, to stockholders of record as of the close of business on August 4, 2004.

On October 27, 2004, the Company announced that its Board of Directors declared a quarterly common stock cash dividend of $0.4175 per share. The common stock cash dividend will be paid on November 19, 2004, to stockholders of record as of the close of business on November 8, 2004.

Other equity consists of the following:

	September 30, 2004	December 31, 2003
	(In thousands)
Unamortized balance of deferred compensation	$11,117	$11,700
Notes receivable from officers and directors for purchase of common stock	—	236
Accumulated other comprehensive loss	—	281

Total other equity	$11,117	$12,217

Comprehensive income for the nine months ended September 30, 2004 and 2003 was $123.2 million and $114.9 million, respectively.

(9) EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing net income applicable to common shares by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is calculated including the effect of potentially dilutive securities. Options to purchase 1.0 million and zero shares of common stock that had an exercise price in excess of the average market price of common stock during the three-month periods ended September 30, 2004 and 2003, respectively, were not included because they are not dilutive. Additionally, 5.1 million and 3.2 million shares of common stock issuable upon conversion of non-managing member units were not included for the three and nine–month periods ended September 30, 2004 and 2003, respectively, since they are not dilutive.

	Three Months Ended September 30,
	2004			2003
	(In thousands, except per share data)
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per common share:
Net income applicable to common shares	$29,208	132,182	$0.22	$38,680	126,308	$0.31
Dilutive options and unvested restricted stock	—	1,402	—	—	1,554	(0.01)

Diluted earnings per common share:
Net income applicable to common shares	$29,208	133,584	$0.22	$38,680	127,862	$0.30

	Nine Months Ended September 30,
	2004			2003
	(In thousands, except per share data)
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per common share:
Net income applicable to common shares	$107,062	131,525	$0.81	$80,414	122,307	$0.66
Dilutive options and unvested restricted stock	—	1,522	(0.01)	—	1,140	(0.01)

Diluted earnings per common share:
Net income applicable to common shares	$107,062	133,047	$0.80	$80,414	123,447	$0.65

(10) COMMITMENTS AND CONTINGENCIES

At September 30, 2004, the Company had contractual commitments to construct $9.6 million of health care real estate and capital projects.

One of the Company’s hospitals located in Tarzana, California, and operated by Tenet under a lease expiring in February 2009, is affected by State of California Senate Bill 1953 (“SB 1953”), which requires compliance with certain seismic safety building standards for acute care hospital facilities by January 1, 2013. The Company and Tenet continue to review the SB 1953 compliance of this hospital, a plan of action to cause such compliance, the estimated time for completing the same and the cost of performing necessary remediation of the property. The Company cannot currently estimate the potential costs of SB 1953 compliance with respect to the affected hospital or the final allocation of such costs between the Company and the operator. Rent on the hospital was $10.8 million for 2003 and $7.9 million for the nine months ended September 30, 2004. The carrying amount of the hospital is $79.8 million at September 30, 2004.

On March 12, 2004, James G. Reynolds, the Company’s former Executive Vice President and Chief Financial Officer, filed a lawsuit against the Company and Kenneth B. Roath, the Company’s Chairman, and James F. Flaherty III, the Company’s Chief Executive Officer and a director. Disclosure relating to this lawsuit was included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004, and Current Reports on Form 8-K dated March 12, 2004 and August 24, 2004. As previously reported, the Company settled this lawsuit on August 24, 2004. The settlement included a payment of $2.9 million to Mr. Reynolds of which the Company’s insurance carrier will reimburse the Company approximately $1.25 million. Of the remaining approximately $1.65 million paid by the Company, $750,000 was previously accrued and an incremental charge of approximately $0.9 million was recognized in the third quarter of 2004.

The Company is from time to time a party to legal proceedings, lawsuits and other claims in the ordinary course of business. These claims, even if not meritorious, could force the Company to spend significant financial resources. While the resolution of any of the aforementioned contingencies could materially and adversely affect the Company’s results of operations and cash flows in the period recorded, the Company is not aware of any legal proceedings, claims, or other contingencies that are expected to have, individually or taken together, a material adverse effect on its business, prospects, or financial condition.

(11) SUBSEQUENT EVENTS

On October 26, 2004, the Company closed a new $500 million, three-year, unsecured revolving credit facility. The facility is priced at 65 basis points over LIBOR with a 15 basis point facility fee, based upon the Company’s current credit rating. Bank of America Securities LLC and JP Morgan Securities, Inc. acted as joint lead arrangers and joint book managers of the new facility.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY LANGUAGE REGARDING FORWARD LOOKING STATEMENTS

Statements in this Quarterly Report that are not historical factual statements are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The statements include, among other things, statements regarding the intent, belief or expectations of the Company and its officers and can be identified by the use of terminology such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “should” and other comparable terms or the negative thereof. In addition, the Company from time to time makes forward-looking oral and written public statements concerning our expected future operations and other developments. Readers are cautioned that, while forward-looking statements reflect the Company’s good faith belief and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties. Actual results may differ materially from the expectations contained in the forward-looking statements as a result of various factors. In addition to risks and other factors set forth in this Quarterly Report, the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and other documents filed with the Securities and Exchange Commission, readers should consider the following:

(a)	Legislative, regulatory, or other changes in the health care industry at the local, state, or federal level, which increase the costs of, or otherwise affect the operations of the Company’s lessees;

(b)	Changes in the reimbursement available to our tenants and mortgagors by governmental or private payors, including changes in Medicare and Medicaid payment levels and the availability and cost of third party insurance coverage;

(c)	Competition for tenants and mortgagors, including with respect to new leases and mortgages and the renewal or rollover of existing leases;

(d)	Availability of suitable health care facilities to acquire at a favorable cost of capital and the competition for such acquisition and financing of health care facilities;

(e)	The ability of the Company’s tenants and mortgagors to operate the Company’s properties in a manner sufficient to maintain or increase revenues and to generate sufficient income to make rent and loan payments;

(f)	The financial weakness of operators in the long-term care and assisted living sectors, including the bankruptcies of certain of the Company’s tenants, which results in uncertainties in our ability to continue to realize the full benefit of such operators’ leases;

(g)	Changes in national or regional economic conditions, including changes in interest rates and the availability and the Company’s cost of capital;

(h)	The risk that the Company will not be able to sell or lease facilities that are currently vacant;

(i)	The potential costs of SB 1953 compliance with respect to the Company’s hospital in Tarzana, California;

(j)	The financial, legal and regulatory difficulties of two significant operators, Tenet and HealthSouth; and

(k)	The potential impact of existing and future litigation matters.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

Health Care Property Investors, Inc. is a real estate investment trust (“REIT”) that, together with its consolidated subsidiaries and joint ventures (collectively, “HCP” or the “Company”), invests in health care related properties located throughout the United States. Generally, the Company acquires health care facilities and leases them on a long-term basis to health care providers; however, the Company also leases medical office space to providers and physicians on a shorter term basis. In addition, the Company provides mortgage financing on health care facilities.

As of September 30, 2004, the Company had investments in 536 properties located in 43 states, excluding assets which are held for sale. These properties include 29 hospitals, 179 long-term care facilities, 124 assisted living and continuing care retirement communities (“CCRCs”), 180 medical office buildings (“MOBs”) and 24 other health care facilities. The Company’s total investment in these properties, which represents the undepreciated historical cost of real estate and the net carrying amount of unconsolidated joint ventures and mortgage loans, was approximately $3.5 billion at September 30, 2004.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Income from continuing operations applicable to common shares for the three months ended September 30, 2004 and 2003 was $31.0 million, or $0.23 per diluted share, and $30.6 million, or $0.24 per diluted share, respectively. Included in net income applicable to common shares for the three months ended September 30, 2003, are preferred stock redemption charges of $6.8 million, or $0.05 per share on a diluted basis.

Rental income consists of revenue earned under triple net and medical office building lease arrangements. Triple net rental income increased 18.0% to $72.4 million for the three months ended September 30, 2004, compared to $61.4 million in the year ago period. This increase was primarily attributable to acquisitions, lease resets, and contractual escalators. Medical office building rental income was $27.9 million for the three months ended September 30, 2004, an increase of 33.2% from $20.9 million in the year ago period. Medical office building operating expenses were $10.6 million for the three months ended September 30, 2004, an increase of 36.3% from $7.8 million in the year ago period. These increases were primarily attributable to the purchase of thirteen properties from MedCap Properties, LLC (“MedCap”) in October 2003, four of which were development properties that were completed during the second quarter of 2004.

Equity in income from unconsolidated joint ventures was a loss of $0.5 million for the three months ended September 30, 2004, compared to income of $0.3 million in the year ago period. The decrease was primarily due to the Company’s investment in HCP MOP in October 2003 for which the Company recorded a current period loss of $0.6 million. During the three months ended September 30, 2004, HCP MOP finalized its purchase price allocation and recorded an inception-to-date adjustment of $4.5 million to depreciation expense. At September 30, 2004, 103 properties were held by unconsolidated joint ventures, including HCP MOP, compared to 14 properties at September 30, 2003.

Interest and other income was $11.4 million for the three months ended September 30, 2004, a decrease of 20.4% from $14.3 million for the same period a year ago. The decrease in interest and other income was primarily due to the repayment of a loan by American Retirement Corporation (“ARC”), net of fees earned from the HCP MOP joint venture of $0.8 million.

Interest expense was $23.2 million for the three months ended September 30, 2004, an increase of 6.4% from $21.8 million for the three months ended September 30, 2003. The increase was primarily due to the assumption of mortgages in conjunction with certain acquisitions in July 2004.

General and administrative expenses were $9.7 million for the three months ended September 30, 2004, an increase of 75.1% from $5.5 million for the three months ended September 30, 2003. The increase in general and administrative expenses was primarily due to a charge of $0.9 million in income tax expense on income from certain assets held in a taxable REIT subsidiary, a charge of $0.9 million related to the legal settlement of a lawsuit filed against the Company by its former Executive Vice President and Chief Financial Officer and higher employee compensation and related costs. The settlement included a payment of $2.9 million to Mr. Reynolds of which the Company’s insurance carrier will reimburse the Company approximately $1.25 million. Out of the remaining approximately $1.65 million paid by the Company, $750,000 was previously accrued and an incremental charge of approximately $0.9 million was recognized in the third quarter of 2004.

Impairment losses included in continuing operations were $5.7 million and zero for the three months ended September 30, 2004 and 2003, respectively. Impairment losses during the three-month period ended September 30, 2004, relate to nine properties. The Company reviews for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable by comparing the carrying amount of the asset to the expected undiscounted cash flows to be generated from the asset. Changes in the expected undiscounted cash flows, such as a change resulting from the expected use of the asset, may cause the Company to record additional impairment losses.

Real estate depreciation and amortization was $22.9 million for the three months ended September 30, 2004, an increase of 25.6% from $18.2 million in the year ago period. The increase was due to the acquisition of properties totaling $239.1 million during 2003, and $365.9 million during the nine months ended September 30, 2004.

Losses from discontinued operations for the three months ended September 30, 2004, were $1.8 million, or $0.01 per diluted share, compared to income from discontinued operations for the three months ended September 30, 2003, of $8.1 million, or $.06 per diluted share. The decrease in income from discontinued operations for the three months ended September 30, 2004, is due to an operating loss from discontinued operations of $0.1 million compared to operating income of $3.0 million in the year ago period and a net loss on real estate dispositions and impairments of $1.7 million, compared to a gain on real estate dispositions of $5.1 million in the year ago period.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Income from continuing operations applicable to common shares for the nine months ended September 30, 2004 and 2003 was $98.6 million, or $0.74 per diluted share, and $75.1 million, or $0.61 per diluted share, respectively. Included in net income applicable to common shares for the nine months ended September 30, 2003 are preferred stock redemption charges of $18.6 million or $0.15 per share on a diluted basis.

Rental income consists of revenue earned under triple net and medical office building lease arrangements. Triple net income increased 13.7% to $202.3 million for the nine months ended September 30, 2004, compared to $178.0 million in the year ago period. The increase was primarily attributable to acquisitions, lease resets, and contractual escalators. Medical office building rental income was $79.6 million for the nine months ended September 30, 2004, an increase of 31.5% from $60.6 million in the year ago period. Medical office building operating expenses were $29.4 million for the nine months ended September 30, 2004, an increase of 32.4% from $22.2 million in the year ago period. The increases were primarily attributable to the purchase of thirteen properties from MedCap in October 2003, four of which were development properties that were completed during the second quarter of 2004.

Equity in income from unconsolidated joint ventures was $1.6 million for the nine months ended September 30, 2004, compared to $0.5 million in the year ago period. The increase was primarily due to the Company’s investment in HCP MOP in October 2003. During the nine months ended September 30, 2004, the Company recognized $1.1 million of equity in income from HCP MOP. At September 30, 2004, 103 properties were held by unconsolidated joint ventures, including HCP MOP, compared to 14 properties at September 30, 2003.

Interest and other income was $31.3 million for the nine months ended September 30, 2004, a decrease of 7.2% from $33.7 million in the year ago period. The decrease in interest and other income was primarily due to the repayment of outstanding loans by ARC, partially offset by $2.3 million in fees the Company recognized related to HCP MOP for the nine months ended September 30, 2004.

Interest expense was $65.7 million for the nine months ended September 30, 2004, an increase of 0.3% from $65.5 million for the nine months ended September 30, 2003. The increase was primarily due to the assumption of mortgages in conjunction with certain acquisitions in July 2004.

General and administrative expenses were $25.4 million for the nine months ended September 30, 2004, an increase of 54.4% from $16.4 million for the nine months ended September 30, 2003. The increase in general and administrative expenses is primarily due to higher employee compensation and related costs, $0.7 million in expenses associated with the Company’s move of its corporate offices to Long Beach, CA, $1.4 million in income tax expense on income from certain assets held in a taxable REIT subsidiary, and a charge of $1.65 million related to the legal settlement of a lawsuit filed against the Company by its former Executive Vice President and Chief Financial Officer.

Impairment losses included in continuing operations were $6.9 million and zero for the nine months ended September 30, 2004 and 2003, respectively. Impairment losses included in continuing operations during the nine-month period ended September 30, 2004, relate to 10 properties. The Company reviews for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable by comparing the carrying amount of the asset to the expected undiscounted cash flows to be generated from the asset. Changes in the expected undiscounted cash flows, such as a change resulting from the expected use for the asset, may cause the Company to record additional impairment losses.

Real estate depreciation and amortization was $64.1 million for the nine months ended September 30, 2004, an increase of 17.7% from $54.5 million in the year ago period. The increase is due to the acquisition of properties totaling $239.1 million during 2003, and $365.9 million during the nine months ended September 30, 2004.

Income from discontinued operations for the nine months ended September 30, 2004 and 2003 was $8.5 million and $5.4 million, respectively. The increase in income from discontinued operations for the nine months ended September 30, 2004, is due to a net gain on real estate dispositions and impairments of $6.4 million compared to a net loss on real estate dispositions and impairments of $3.5 million in the year ago period, partially offset by a decline in operating income from discontinued operations of $6.8 million to $2.1 million for the nine months ended September 30, 2004 compared to $8.9 million in the year ago period. Discontinued operations include impairment charges of $9.7 million and $11.7 million for the nine months ended September 30, 2004 and 2003, respectively.

See Note 10 to the Condensed Consolidated Financial Statements regarding commitments and contingencies.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows from operating activities represent the primary source of liquidity to fund distributions. The Company’s cash flows from operations are dependent upon the occupancy level of multi-tenant buildings, the tenant’s performance on its lease obligations and the rental rates on leases. Material changes in any of these factors could have a material adverse impact on the Company’s results of operations. In order to qualify as a REIT for federal income tax purposes, the Company must distribute at least 90% of its taxable income to its shareholders. Accordingly, the Company intends to continue to make regular quarterly distributions to holders of its common and preferred stock. During the first nine months of 2004, the Company issued dividends totaling $165.4 million and $15.8 million to holders of common and preferred stock, respectively. The Company believes that its liquidity and capital resources are adequate to finance its operations for the foreseeable future.

Net cash provided by operating activities was $192.5 million and $194.2 million for the nine months ended September 30, 2004, and 2003, respectively. Cash flow from operations reflects increased rental income offset by higher costs and expenses, and changes in receivables, payables, accruals, and deferred income.

Net cash provided by investing activities was $17.1 million for the nine months ended September 30, 2004, and principally includes: (i) $120.6 million received from the sale of seven medical office buildings and 13 other health care related facilities, (ii) $222.0 million principally used in the acquisition of a health care laboratory and biotech research facility, 25 long-term care facilities and a medical office building (iii) $92.0 million received from HCP MOP upon the completion of certain mortgage financing, and (iv) principal payments received on loans and other investment activity of $24.3 million.

Net cash used in financing activities was $216.0 million for the nine months ended September 30, 2004, and principally includes: (i) the repayment of $87.0 million of senior notes, (ii) payment of common and preferred dividends aggregating $182.4 million, and (iii) net repayments on the Company’s revolving line of credit of $55.2 million. These uses were partially offset by proceeds of $32.1 million and $87.0 million from common stock and senior note issuances, respectively.

During the nine months ended September 30, 2004, the Company issued and sold 638,000 shares of common stock under its Dividend Reinvestment and Stock Purchase Plan (“DRIP”) at an average price per share of $25.09 for proceeds of $16.0 million.

Debt

Because the Company’s anticipated distributions will not allow it to retain sufficient cash to repay all of its debt as it comes due using only cash flows provided by operating activities, the Company intends to repay maturing debt with proceeds from debt and/or equity offerings. In addition, the Company anticipates making future investments in facilities, which will be dependent on the availability of cost-effective sources of capital. The Company uses the public debt and equity markets as its principal source of financing. As of September 30, 2004, our senior debt is rated BBB+ by both Standard & Poor’s and Fitch and Baa2 by Moody’s.

As of September 30, 2004, the Company has the following outstanding debt:

Revolving line of credit—The Company had a revolving line of credit totaling $490 million, which was terminated on October 26, 2004. Borrowings under the line of credit were $142.8 million at September 30, 2004. The weighted average annual interest rate at September 30, 2004 was 2.10%.

On October 26, 2004, the Company closed a new $500 million, three-year, unsecured revolving credit facility. The facility is priced at 65 basis points over LIBOR with a 15 basis point facility fee, based upon the Company’s current credit rating. Bank of America Securities LLC and JP Morgan Securities, Inc. acted as joint lead arrangers and joint book managers of the new facility.

Mortgage notes payable—At September 30, 2004, the Company had a total of approximately $196.0 million in mortgage notes payable secured by 41 health care facilities with a carrying amount of approximately $340.8 million. Interest rates on the mortgage notes ranged from 1.07% to 10.63% with a weighted average rate of 7.37% at September 30, 2004. During the nine-month period ended September 30, 2004, the Company disposed of $31.4 million in mortgages notes payable through the sale of properties in the first quarter of 2004 and assumed $81.4 million in mortgage notes payable trough acquisitions of properties in July 2004.

Senior notes—At September 30, 2004, the Company had a total of $1.1 billion in aggregate principal amount of senior notes outstanding. Interest rates on the notes ranged from 2.23% to 9.10% with a weighted average rate of 6.53% at September 30, 2004.

Included in senior notes, at September 30, 2004, the Company also had $200 million principal amount of 6.875% Mandatory Par Put Remarketed Securities (“MOPPRS”) due June 8, 2015, which are subject to mandatory tender on June 8, 2005. The MOPPRS contain an option exercisable by the Remarketing Dealer, which derives its value from the yield on ten-year U.S. Treasury rates relative to a fixed strike rate of 5.565%. Generally, the value of the option to the Remarketing Dealer increases as Treasury rates decline and the option’s value to the Remarketing Dealer decreases as Treasury rates rise. The value of this option to the Remarketing Dealer, at rates in effect as of the date of this report, approximates $20.0 million. On June 8, 2005, the Company may be required to repurchase the outstanding MOPPRS at par plus accrued interest, which the Company believes would likely occur if the then-current yield on the ten-year Treasury is above 5.565%. Additionally, in the event that the ten-year Treasury yield is less than 5.565%, the Remarketing Dealer may redeem the securities on June 8, 2005, at par plus accrued interest, and reissue the senior notes at a premium (determined by reference to the value of the option) to par. The coupon interest rate on the reissued notes would be set at an applicable credit spread plus 5.565%.

At September 30, 2004, stockholders’ equity totaled $1.4 billion and the Company’s equity securities had a market value of $3.5 billion. Total debt represents 26.3% and 49.5% of total market and book capitalization, respectively.

Preferred stock

At September 30, 2004, the Company had outstanding 4,000,000 shares of 7.25% Series E Cumulative Redeemable Preferred Stock (issuance value of $100 million) and 7,820,000 shares of 7.10% Series F Cumulative Redeemable Preferred Stock (issuance value of $195.5 million).

Shelf registrations

As of September 30, 2004, the Company had $1.5 billion available for future issuances of debt and equity securities under shelf registration statements filed with the Securities and Exchange Commission. These securities may be issued from time to time in the future based on our needs and the then-existing market conditions.

Letters of credit and depository accounts

At September 30, 2004, the Company held approximately $15.8 million in depository accounts and $38.8 million in irrevocable letters of credit from commercial banks to secure a number of tenants’ lease obligations and borrowers’ loan obligations. The Company may draw upon the letters of credit or depository accounts if there are defaults under the related leases or loans. Amounts available under letters of credit could change based upon facility operating conditions and other factors and such changes may be material.

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

Summarized unaudited condensed financial information of HCP MOP follows:

	September 30, 2004	December 31, 2003
	(In thousands)
Real estate investments, net	$445,754	$465,639
Other assets	26,141	11,193

Total assets	$471,895	$476,832

Notes payable	$312,713	$25,423
Other liabilities	10,773	13,372
Other member’s capital	99,434	293,485
HCP capital	48,975	144,552

Total liabilities and members’ capital	$471,895	$476,832

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
	(In thousands)
Rental and other income	$20,708	$63,257

Net income (loss)	$(2,024)	$3,471

HCP’s equity in income	$(608)	$1,145

Fees earned by HCP	$772	$2,323

Distributions received	$3,217	$96,723

On January 20, 2004, HCP MOP completed $288 million of mortgage financings of which $254 million is at a weighted average fixed rate of 5.57% with the balance at a floating rate based on one-month LIBOR plus 1.75%. The Company received $92 million of distributions from the financing.

The Company’s revenue from HCP MOP, including fees earned, represented approximately 1% of revenue less operating expenses for nine months ended September 30, 2004. The investment in HCP MOP of $53.7 million represented less than 4% of stockholders’ equity at September 30, 2004.

Other Unconsolidated Joint Ventures

As of September 30, 2004, the Company had (i) an interest in four joint ventures, ranging from 45% to 50%, that each operates an assisted living facility and (ii) a 6% and 10% initial equity interest, earning a preferred return of 9%, in two joint ventures (subsidiaries of American Retirement Corporation or “ARC”) that each own a retirement living community (the “ARC JVs”).

At December 31, 2003, the Company had a 9.8% interest in five joint ventures that were subsidiaries of ARC, a mezzanine loan of $76.2 million to a subsidiary of ARC that was collateralized by the facilities held by the five joint ventures, and an additional secured loan to ARC of $7.0 million. During July 2004, the Company acquired ARC’s interest in one of the joint ventures, increased its ownership percentage in two of the joint ventures to 90% and changed its ownership interest in the remaining two joint ventures. As part of the transaction, ARC repaid the balance of its mezzanine loan to the Company totaling $82.6 million and entered into a new secured loan with a balance of $5.7 million at September 30, 2004, and purchased an additional 90% interest in an unrelated joint venture. The loans to ARC are included in loans to joint venture partners on the Company’s consolidated balance sheets.

Beginning July 2004, the new 90% owned joint venture and three of the five entities previously accounted under for the equity method were consolidated. As of September 30, 2004, the purchase price allocation is preliminary and is pending information necessary to complete the valuation of certain contingencies.

Prior to the quarter ended September 30, 2004, the Company accrued interest at 16.5% on its mezzanine loan to ARC by reserving the difference between 16.5% and the 19.5% contractual rate. During the quarter ended September 30, 2004, the Company recognized $5.3 million of interest income based on the full repayment of the mezzanine loan. The interest income recognized primarily arose from the reversal of the interest reserve of $4.6 million, which represented the difference between the previous accrual rate of 16.5% and the 19.5% contractual rate.

Summarized unaudited condensed combined financial information of the unconsolidated joint ventures follows:

	September 30, 2004	December 31, 2003
	(In thousands)
Real estate investments, net	$118,405	$256,769
Other assets	1,688	4,662

Total assets	$120,093	$261,431

Notes payable	$15,450	$15,636
Mortgage notes payable	15,940	55,532
Accounts payable	934	2,189
Entrance fee liabilities and deferred life estate obligations	74,489	154,494
Other partners’ capital	9,105	5,286
HCP capital	4,175	28,294

Total liabilities and partners’ capital	$120,093	$261,431

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands)
Rental and other income	$2,372	$8,924	$11,420	$26,718

Net income	$466	$1,468	$3,116	$5,369

HCP’s equity in income	$149	$290	$482	$454

Distributions received	$102	$3,689	$535	$4,731

As of September 30, 2004, the Company has guaranteed approximately $7.0 million out of a total of $15.4 million of notes payable for four of the joint ventures. Additionally, the properties owned by the ARC JVs secure $15.9 million of first mortgages. These mortgages have variable and fixed interest rates ranging from 3.6% to 9.5% and maturity dates ranging from May 2005 to June 2005.

The Company’s maximum exposure to losses for joint ventures at September 30, 2004 is the carrying amount of the joint venture investments of $58.5 million and an additional $7.0 million resulting from the guarantee of notes payable discussed above. The Company’s exposure may increase if required to provide any additional funding to HCP MOP.

The Company’s revenue from joint ventures, excluding HCP MOP, represented less than 1% of its revenue less operating expenses for the three and nine months ended September 30, 2004.

Revenue Concentration

Tenet, ARC, and Emeritus accounted for approximately 13.3%, 9.6%, and 5.7% of the Company’s revenue less operating expenses for the nine months ended September 30, 2004. No other single tenant or operator accounted for more than 5% of the Company’s revenue less operating expenses for the nine months ended September 30, 2004. The Company estimates that cash flow coverage for rents of the seven hospitals operated by Tenet was 2.1x for the twelve month period ended June 30, 2004, compared to 2.9x for the full year 2003, which included the effect of certain Medicare settlements related to 2003 and prior years, and 5.1x for the full year 2002. Cash flow coverages are calculated by the Company based on property level information provided by Tenet without verification and generally are compiled one quarter in arrears. The Company leases nine rehabilitation hospitals to HealthSouth. HealthSouth has indicated that its previously issued financial statements should not be relied upon.

According to public disclosures by Tenet and HealthSouth, each is experiencing significant legal, financial, and regulatory difficulties. The Company cannot predict with certainty the impact, if any, of the outcome of these uncertainties on its consolidated financial statements. The failure or inability of these operators to pay their obligations could materially reduce the Company’s revenues, net income, and cash flows, which could in turn reduce the amount of cash available for the payment of dividends, cause the Company’s stock price to decline and cause the Company to incur impairment charges or a loss on the sale of the properties.

Contractual Obligations

As of September 30, 2004, the Company’s contractual payment obligations were as follows:

	Three Months	2005-2006	2007-2008	More than Five Years	Total
	(In thousands)
Contractual Obligations:
Long-Term Debt	$62,393	$389,289	$151,222	$649,436	$1,252,340
Bank Notes Payable (1)	142,800	—	—	—	142,800
Construction Commitments	9,596	—	—	—	9,596

	$214,789	$389,289	$151,222	$649,436	$1,404,736

(1)	On October 26 2004, the Company entered into a new, three-year, unsecured revolving credit facility.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investments are financed by the sale of common and preferred stock, long-term and medium-term debt, internally generated cash flows, and some short-term bank debt.

We generally have fixed base rent on our leases; in addition, there can be additional rent based on a percentage of increased revenue over specified base period revenue of the properties and/or increases based on inflation indices or other factors. Financing costs are comprised of dividends on common and preferred stock, interest on long-term and medium-term debt and interest on short-term bank debt.

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

We may assume existing mortgage notes payable as part of an acquisition transaction. Currently we have two mortgage notes payable with variable interest rates; the remaining mortgage notes payable have fixed interest rates or interest rates with fixed periodic increases. The variable rate loans are at interest rates below the current prime rate of 4.75%, and fluctuations are tied to the prime rate or to a rate currently below the prime rate.

At September 30, 2004, we are exposed to market risks related to fluctuations in interest rates on $11.9 million of variable rate mortgage notes payable, $25 million of variable rate senior notes payable, and $142.8 million of variable rate bank notes payable on our total investment in properties of $3.5 billion.

At September 30, 2004, the Company also has $200 million principal amount of 6.875% Mandatory Par Put Remarketed Securities (“MOPPRS”) due June 8, 2015, which are subject to mandatory tender on June 8, 2005. The MOPPRS contain an option exercisable by the Remarketing Dealer, which derives its value from the yield on ten-year U.S. Treasury rates relative to a fixed strike rate of 5.565%. Generally, the value of the option to the Remarketing Dealer increases as Treasury rates decline and the option’s value to the Remarketing Dealer decreases as Treasury rates rise. The value of this option to the Remarketing Dealer, at rates in effect as of the date of this report, approximates $20.0 million. On June 8, 2005, the Company may be required to repurchase the outstanding MOPPRS at par plus accrued interest, which the Company believes would likely occur if the then current yield on the ten-year Treasury is above 5.565%. Additionally, in the event that the ten-year Treasury yield is less than 5.565%, the Remarketing Dealer may redeem the securities on June 8, 2005, at par plus accrued interest, and reissue the senior notes at a premium (determined by reference to the value of the option) to par. The coupon interest rate on the reissued notes would be set at an applicable credit spread plus 5.565%.

Fluctuation in the interest rate environment will not affect our future earnings and cash flows on our fixed rate debt until that debt matures and must be replaced or refinanced. Interest rate changes will affect the fair value of the fixed rate instruments. Conversely, changes in interest rates on variable rate debt would change our future earnings and cash flows, but not affect the fair value of those instruments, other than the MOPPRS as described above. Assuming a one percentage point increase in the interest rate related to the variable rate debt including the mortgage notes payable, senior notes payable and the Company’s bank notes payable, and assuming no change in the outstanding balance as of year end, interest expense for 2004 would increase by approximately $1.8 million, or $0.01 per common share on a diluted basis.

Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Also, we have investments in certain unconsolidated entities that we do not control or manage. Our disclosure controls and procedures with respect to such entities are substantially more limited than those we maintain with respect to our consolidated subsidiaries and HCP MOP, which we manage.

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2004. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

We have devoted and continue to devote significant time and resources to initiatives intended to improve our internal control over financial reporting. We have undertaken these actions in response to (i) management’s and the Audit Committee’s directives to strengthen internal controls as a result of our growth and increased complexity, and (ii) changes in laws and regulations affecting public companies, including requirements to comply with Section 404 of the Sarbanes Oxley Act of 2002 for the year ended December 31, 2004. As part of these initiatives, we recently established an internal audit function, implemented a new information system with significant changes in related processes and procedures, and enhanced our accounting and finance staff. Additionally, in connection with our Section 404 compliance effort, we have begun to address certain internal control deficiencies by, among other things, formalizing and communicating certain policies and procedures, redesigning and integrating systems and processes, strengthening information technology general and application controls, and improving authorization and monitoring controls. All of these initiatives are being conducted under the Audit Committee’s and senior management’s oversight. We can give no assurances that there will not be additional internal control deficiencies that will require addressing or that there will not be significant deficiencies or material weaknesses.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On March 12, 2004, James G. Reynolds, the Company’s former Executive Vice President and Chief Financial Officer, filed a lawsuit against the Company and Kenneth B. Roath, the Company’s Chairman, and James F. Flaherty III, the Company’s Chief Executive Officer and a director. Disclosure relating to this lawsuit was included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004, and Current Reports on Form 8-K dated March 12, 2004 and August 24, 2004. As previously reported, the Company settled this lawsuit on August 24, 2004. The settlement included a payment of $2.9 million to Mr. Reynolds of which the Company’s insurance carrier will reimburse the Company approximately $1.25 million. Of the remaining $1.65 million paid by the Company, $750,000 was previously accrued and an incremental charge of approximately $0.9 million was recognized in the third quarter of 2004.

Item 6. Exhibits

3.1	Articles of Restatement of HCPI (incorporated by reference in exhibit 3.1 to HCPI report on form 10-Q for the period ended June 30, 2004).

3.2	Third Amended and Restated Bylaws of HCPI. (Incorporated by reference in exhibit 3.2 to HCPI report on form 10-Q for the period ended June 30, 2004.)

4.1	Indenture, dated as of September 1, 1993, between HCPI and The Bank of New York, as Trustee, with respect to the Series C and D Medium Term Notes, the Senior Notes due 2006 and the Mandatory Par Put Remarketed Securities due 2015 (incorporated by reference to exhibit 4.1 to HCPI’s registration statement on Form S-3 dated September 9, 1993).

4.2	Indenture, dated as of April 1, 1989, between HCPI and The Bank of New York for Debt Securities (incorporated by reference to exhibit 4.1 to HCPI’s registration statement on Form S-3 dated March 20, 1989).

4.3	Form of Fixed Rate Note (incorporated by reference to exhibit 4.2 to HCPI’s registration statement on Form S-3 dated March 20, 1989).

4.4	Form of Floating Rate Note (incorporated by reference to exhibit 4.3 to HCPI’s registration statement on Form S-3 dated March 20, 1989).

4.5	Registration Rights Agreement dated November 20, 1998 between HCPI and James D. Bremner (incorporated by reference to exhibit 4.8 to HCPI’s annual report on Form 10-K for the year ended December 31, 1999). This exhibit is identical in all material respects to two other documents except the parties thereto. The parties to these other documents, other than HCPI, were James P. Revel and Michael F. Wiley.

4.6	Registration Rights Agreement dated January 20, 1999 between HCPI and Boyer Castle Dale Medical Clinic, L.L.C. (incorporated by reference to exhibit 4.9 to HCPI’s annual report on Form 10-K for the year ended December 31, 1999). This exhibit is identical in all material respects to 13 other documents except the parties thereto. The parties to these other documents, other than HCPI, were Boyer Centerville Clinic Company, L.C., Boyer Elko, L.C., Boyer Desert Springs, L.C., Boyer Grantsville Medical, L.C., Boyer-Ogden Medical Associates, LTD., Boyer Ogden Medical Associates No. 2, LTD., Boyer Salt Lake Industrial Clinic Associates, LTD., Boyer-St. Mark’s Medical Associates, LTD., Boyer McKay-Dee Associates, LTD., Boyer St. Mark’s Medical Associates #2, LTD., Boyer Iomega, L.C., Boyer Springville, L.C., and—Boyer Primary Care Clinic Associates, LTD. #2.

4.7	Form of Deposit Agreement (including form of Depositary Receipt with respect to the Depositary Shares, each representing one-one hundredth of a share of our 8.60% Cumulative Redeemable Preferred Stock, Series C) (incorporated by reference to exhibit 4.8 to HCPI’s quarterly report on Form 10-Q for the period ended March 31, 2001) dated as of March 1, 2001 by and among HCPI, Wells Fargo Bank Minnesota, N.A. and the holders from time to time of the Depositary Shares described therein.

4.8	Indenture, dated as of January 15, 1997, between American Health Properties, Inc. and The Bank of New York, as trustee (incorporated herein by reference to exhibit 4.1 to American Health Properties, Inc.’s current report on Form 8-K (file no. 001-09381), dated January 21, 1997).

4.9	First Supplemental Indenture, dated as of November 4, 1999, between HCPI and The Bank of New York, as trustee (incorporated by reference to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 1999).

4.10	Dividend Reinvestment and Stock Purchase Plan, dated November 9, 2000 (incorporated by reference to exhibit 99.1 to HCPI’s registration statement on Form S-3 dated November 13, 2000, registration number 333-49796).

4.11	Registration Rights Agreement dated August 17, 2001 between HCPI, Boyer Old Mill II, L.C., Boyer-Research Park Associates, LTD., Boyer Research Park Associates VII, L.C., Chimney Ridge, L.C., Boyer-Foothill Associates, LTD., Boyer Research Park Associates VI, L.C., Boyer Stansbury II, L.C., Boyer Rancho Vistoso, L.C., Boyer-Alta View Associates, LTD., Boyer Kaysville Associates, L.C., Boyer Tatum Highlands Dental Clinic, L.C., Amarillo Bell Associates, Boyer Evanston, L.C., Boyer Denver Medical, L.C., Boyer Northwest Medical Center Two, L.C., and Boyer Caldwell Medical, L.C. (incorporated by reference to exhibit 4.12 to HCPI’s annual report on Form 10-K for the year ended December 31, 2001).

4.12	Acknowledgment and Consent dated as of June 12, 2002 by and among Merrill Lynch Private Finance Inc., The Boyer Company, L.C., HCPI/Utah, LLC, certain unitholders HCPI/Utah, LLC and HCPI (incorporated by reference to exhibit 4.14 to HCPI’s quarterly report on Form 10-Q for the period ended June 30, 2002).

4.13	Acknowledgment and Consent dated as of June 12, 2002 by and among Merrill Lynch Private Finance Inc., The Boyer Company, L.C., HCPI/Utah II, LLC, certain unitholders HCPI/Utah II, LLC and HCPI (incorporated by reference to exhibit 4.14 to HCPI’s quarterly report on Form 10-Q for the period ended June 30, 2002).

4.14	Officers’ Certificate pursuant to Section 301 of the Indenture dated as of September 1, 1993 between HCPI and the Bank of New York, as Trustee, establishing a series of securities entitled “6.00% Senior Notes due March 1, 2015” (incorporated by reference to exhibit 3.1 to HCPI’s current report on form 8-K (file no. 001-08895), dated February 25, 2003.)

4.15	Registration Rights Agreement dated October 1, 2003 between HCPI, Charles Crews, Charles A. Elcan, Thomas W. Hulme, Thomas M. Klaritch, R. Wayne Price, Glenn T. Preston, Janet Reynolds, Angela M. Playle, James A. Croy, John Klaritch as Trustee of the 2002 Trust F/B/O Erica Ann Klaritch, John Klaritch as Trustee of the 2002 Trust F/B/O Adam Joseph Klaritch, John Klaritch as Trustee of the 2002 Trust F/B/O Thomas Michael Klaritch, Jr. and John Klaritch as Trustee of the 2002 Trust F/B/O Nicholas James Klaritch (incorporated by reference to exhibit 4.16 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 2003).

4.16	Amended and Restated Dividend Reinvestment and Stock Purchase Plan, dated October 23, 2003 (incorporated by reference to HCPI’s registration statement on Form S-3 dated December 5, 2003, registration number 333-110939).

4.17	Specimen of Stock Certificate representing the Series E Cumulative Redeemable Preferred Stock, par value $1.00 per share (incorporated herein by reference to exhibit 4.1 of HCPI’s 8-A12B filed on September 12, 2003).

4.18	Specimen of Stock Certificate representing the Series F Cumulative Redeemable Preferred Stock, par value $1.00 per share (incorporated herein by reference to exhibit 4.1 of HCPI’s 8-A12B filed on December 2, 2003).

4.19	Form of Floating Rate Note (incorporated by reference to exhibit 4.3 to HCPI’s Current Report on Form 8-K dated November 19, 2003).

4.20	Form of Fixed Rate Note (incorporated by reference to exhibit 4.4 to HCPI’s Current Report on Form 8-K dated November 19, 2003).

10.1	Amendment No. 1, dated as of May 30, 1985, to Partnership Agreement of Health Care Property Partners, a California general partnership, the general partners of which consist of HCPI and certain affiliates of Tenet (incorporated by reference to exhibit 10.1 to HCPI’s annual report on Form 10-K for the year ended December 31, 1985).

10.2	HCPI Second Amended and Restated Directors Stock Incentive Plan (incorporated by reference to exhibit 10.43 to HCPI’s quarterly report on Form 10-Q for the period ended March 31, 1997).*

10.3	HCPI Second Amended and Restated Stock Incentive Plan (incorporated by reference to exhibit 10.44 to HCPI’s quarterly report on Form 10-Q for the period ended March 31, 1997).*

10.4	First Amendment to Second Amended and Restated Directors Stock Incentive Plan, effective as of November 3, 1999 (incorporated by reference to exhibit 10.1 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 1999).*

10.5	Second Amendment to Second Amended and Restated Directors Stock Incentive Plan, effective as of January 4, 2000 (incorporated by reference to exhibit 10.15 to HCPI’s annual report on Form 10-K for the year ended December 31, 1999).*

10.6	First Amendment to Second Amended and Restated Stock Incentive Plan effective as of November 3, 1999 (incorporated by reference to exhibit 10.3 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 1999).*

10.7	HCPI 2000 Stock Incentive Plan, effective as of May 7, 2003 (incorporated by reference to HCPI’s Proxy Statement regarding HCPI’s annual meeting of shareholders held May 7, 2003).*

10.8	HCPI Second Amended and Restated Directors Deferred Compensation Plan (incorporated by reference to exhibit 10.45 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 1997).*

10.9	Second Amendment to Second Amended and Restated Directors Deferred Compensation Plan, effective as of November 3, 1999 (incorporated by reference to exhibit 10.2 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 1999).*

10.10	Fourth Amendment to Second Amended and Restated Director Deferred Compensation Plan, effective as of January 4, 2000 (incorporated by reference to exhibit 10.17 to HCPI’s annual report on Form 10-K for the year ended December 31, 1999).*

10.11	Employment Agreement dated October 13, 2000 between HCPI and Kenneth B. Roath (incorporated by reference to exhibit 10.11 to HCPI’s annual report on Form 10-K for the year ended December 31, 2000).*

10.12	Various letter agreements, each dated as of October 16, 2000, among HCPI and certain key employees of the Company (incorporated by reference to exhibit 10.12 to HCPI’s annual report on Form 10-K for the year ended December 31, 2000).*

10.13	HCPI Amended and Restated Executive Retirement Plan (incorporated by reference to exhibit 10.13 to HCPI’s annual report on Form 10-K for the year ended December 31, 2001).*

10.14	Stock Transfer Agency Agreement between HCPI and The Bank of New York dated as of July 1, 1996 (incorporated by reference to exhibit 10.40 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 1996).

10.15	Amended and Restated Limited Liability Company Agreement dated November 20, 1998 of HCPI/Indiana, LLC (incorporated by reference to exhibit 10.15 to HCPI’s annual report on Form 10-K for the year ended December 31, 1998).

10.16	Amended and Restated Limited Liability Company Agreement dated January 20, 1999 of HCPI/Utah, LLC (incorporated by reference to exhibit 10.16 to HCPI’s annual report on Form 10-K for the year ended December 31, 1998).

10.17	Revolving Credit Agreement, dated as of November 3, 1999, among HCPI, each of the banks identified on the signature pages hereof, The Bank of New York, as agent for the banks and as issuing bank, and Bank of America, N.A. and Wells Fargo Bank, N.A., as co-documentation agents, with BNY Capital Markets, Inc., as lead arranger and Book Manager (incorporated by reference to exhibit 10.4 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 1999).

10.18	364-Day Revolving Credit Agreement, dated as of November 3, 1999 among HCPI, each of the banks identified on the signature pages hereof, The Bank of New York, as agent for the banks, and Bank of America, N.A. and Wells Fargo Bank, N.A., as co-documentation agents, with BNY Capital Markets, Inc., as lead arranger and book manager (incorporated by reference to exhibit 10.5 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 1999).

10.19	Cross-Collateralization, Cross-Contribution and Cross-Default Agreement, dated as of July 20, 2000, by HCP Medical Office Buildings II, LLC, and Texas HCP Medical Office Buildings, L.P., for the benefit of First Union National Bank (incorporated by reference to exhibit 10.20 to HCPI’s annual report on Form 10-K for the year ended December 31, 2000).

10.20	Cross-Collateralization, Cross-Contribution and Cross-Default Agreement, dated as of August 31, 2000, by HCP Medical Office Buildings I, LLC, and Meadowdome, LLC, for the benefit of First Union National Bank (incorporated by reference to exhibit 10.21 to HCPI’s annual report on Form 10-K for the year ended December 31, 2000).

10.21	Amended and Restated Limited Liability Company Agreement dated August 17, 2001 of HCPI/Utah II, LLC (incorporated by reference to exhibit 10.21 to HCPI’s annual report on Form 10-K for the year ended December 31, 2001).

10.22	First Amendment to Amended and Restated Limited Liability Company Agreement dated October 30, 2001 of HCPI/Utah II, LLC (incorporated by reference to exhibit 10.22 to HCPI’s annual report on Form 10-K for the year ended December 31, 2001).

10.23	Amendment No. 1, dated as of October 29, 2001, to the 364-Day Revolving Credit Agreement, dated as of November 3, 1999 among HCPI, each of the banks identified on the signature pages thereto, The Bank of New York, as agent for the banks, and Bank of America, N.A. and Wells Fargo Bank, N.A., as co-documentation agents, with BNY Capital Markets, Inc., as lead arranger and book manager (incorporated by reference to exhibit 10.23 to HCPI’s annual report on Form 10-K for the year ended December 31, 2001).

10.24	Employment Agreement dated October 8, 2002 between HCPI and James F. Flaherty III (incorporated by reference to exhibit 10.24 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 2002).*

10.25	Amendment to Employment Agreement dated October 8, 2002 between HCPI and Kenneth B. Roath (incorporated by reference to exhibit 10.25 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 2002).*

10.26	Revolving Credit Agreement, dated as of October 11, 2002, among HCPI, each of the banks identified on the signature pages hereof, The Bank of New York, as agent for the banks and as issuing bank, Bank of America, N.A. and Wachovia Bank, N.A., as syndicating agents, Wells Fargo Bank, N.A., as documentation agent, with Credit Suisse First Boston, Deutsche Bank A.G. and Fleet National Bank as managing agents, and BNY Capital Markets, Inc., as lead arranger and book runner (incorporated by reference to exhibit 10.26 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 2002).

10.27	Settlement Agreement and General Release between HCPI and Devasis Ghose (incorporated by reference to exhibit 10.27 to HCPI’s annual report on Form 10-K for the year ended December 31, 2002).*

10.28	Amended and Restated Limited Liability Company Agreement dated as of October 2, 2003 of HCPI/Tennessee, LLC (incorporated by reference to exhibit 10.28 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 2003).

10.29	Employment Agreement dated October 1, 2003 between HCPI and Charles A. Elcan (incorporated by reference to exhibit 10.29 to HCPI’s quarterly report on Form 10-Q for the period ended September 30, 2003).*

10.30	Form of Restricted Stock Agreement for employees and consultants effective as of May 7, 2003, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to exhibit 10.30 to HCPI’s annual report on Form 10-K for the year ended December 31, 2003).*

10.31	Form of Restricted Stock Agreement for directors effective as of May 7, 2003, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to exhibit 10.31 to HCPI’s annual report on Form 10-K for the year ended December 31, 2003).*

10.32	Form of Performance Award Letter for employees effective as of May 7, 2003, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to exhibit 10.32 to HCPI’s annual report on Form 10-K for the year ended December 31, 2003).*

10.33	Form of Stock Option Agreement for eligible participants effective as of May 7, 2003, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to exhibit 10.33 to HCPI’s annual report on Form 10-K for the year ended December 31, 2003).*

10.34	Amended and Restated Executive Retirement Plan effective as of May 7, 2003 (incorporated by reference to exhibit 10.34 to HCPI’s annual report on Form 10-K for the year ended December 31, 2003).*

10.35	Settlement Agreement and Mutual Release between HCPI and James G. Reynolds (incorporated herein by reference to exhibit 1.1 to HCPI’s current report on Form 8-K (file no. 001-08895), dated August 24, 2004).*

10.36	Revolving Credit Agreement, dated as of October 26, 2004, among HCPI, each of the banks identified on the signature pages hereof, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, as syndicating agent, Barclays Bank PLC, Wachovia Bank, National Association, and Wells Fargo Bank, N.A., as documentation agents, with Calyon New York Branch, Citicorp, USA, and Key National Association as managing agents, and Banc of America Securities LLC and J.P. Morgan Securities, Inc., as joint lead arrangers and joint book managers (incorporated herein by reference to exhibit 10.1 to HCPI’s current report on Form 8-K (file no. 001-08895), dated November 1, 2004).

10.37	Amendment No.1 to Amended and Restated Limited Liability Company Agreement dated September 29, 2004 of HCPI/Tennessee, LLC.

31.1	Certification by James F. Flaherty III, the Company’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification by Mark A. Wallace, the Company’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).

32.1	Certification by James F. Flaherty III, the Company’s Principal Executive Officer, Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2	Certification by Mark A. Wallace, the Company’s Principal Financial Officer, Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

*	Management Contract or Compensatory Plan or Arrangement.

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

Date: November 8, 2004	HEALTH CARE PROPERTY INVESTORS, INC. (Registrant)

/s/ Mark A. Wallace
Mark A. Wallace Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ George P. Doyle
George P. Doyle Vice President and Chief Accounting Officer (Principal Accounting Officer)