Form 10-K
period 2004-12-31
HEALTH CARE PROPERTY INVESTORS INC
filed 2005-03-15
CIK 765880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 1-8895

HEALTH CARE PROPERTY INVESTORS, INC.

(Exact name of registrant as specified in its charter)

Maryland	33-0091377
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3760 Kilroy Airport Way, Suite 300
Long Beach, California	90806
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (562) 733-5100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	New York Stock Exchange
7.25% Series E Cumulative Redeemable Preferred Stock	New York Stock Exchange
7.10% Series F Cumulative Redeemable Preferred Stock	New York Stock Exchange

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $3,157,233,420.

As of February 28, 2005 there were 134,183,176 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant’s 2005 Annual Meeting of Stockholders have been incorporated into Part III of this Report.

PART I

ITEM 1.	Business

Business Overview

Health Care Property Investors, Inc., a Maryland corporation organized in 1985, is a real estate investment trust (“REIT”) that, together with its consolidated subsidiaries and joint ventures (collectively, “HCP” or the “Company”), invests in health care related properties located throughout the United States. The Company acquires health care facilities and leases them to health care providers. Additionally, the Company provides mortgage financing on health care facilities.

References herein to “HCP”, the “Company”, “we”, “us” and “our” include Health Care Property Investors, Inc. and our consolidated subsidiaries and joint ventures, unless the context otherwise requires.

As of December 31, 2004, our total investment in our properties, excluding assets held for sale and including investments through unconsolidated joint ventures and mortgage loans, was $3.5 billion. Our portfolio, consisting of interests in 527 properties in 43 states, included:

•	29 hospitals

•	171 skilled nursing facilities

•	119 assisted living and continuing care retirement communities (“CCRCs”)

•	184 medical office buildings (“MOBs”)

•	24 other health care facilities

You can access, free of charge, a copy of the periodic and current reports we file with the SEC on our website at www.hcpi.com. Our periodic and current reports are made available on our website as soon as reasonably practicable after these reports are filed with the SEC.

Business Strategy

We are organized to invest in income-producing health care related facilities. Our primary goal is to increase shareholder value through profitable growth. Our investment strategy to achieve this goal is based on three principles — opportunistic investing, portfolio diversification, and conservative financing.

Opportunistic Investing

We make real estate investments that are expected to drive profitable growth and create long-term shareholder value. We attempt to position ourselves to create and take advantage of situations where we believe the opportunities meet our goals and investment criteria. We invest in properties directly and through joint ventures, and provide secured financing, depending on the nature of the investment opportunity.

Portfolio Diversification

We believe in maintaining a portfolio of heath care related real estate diversified by sector, geography, operator and investment product. Diversification within the health care industry reduces the likelihood that a single event would materially harm our business. This allows us to take advantage of opportunities in different markets based on individual market dynamics. While pursuing our strategy of attaining diversification in our portfolio, there are no specific limitations on the percentage of our total assets that may be invested in any one property, property type, geographic location or in the number of properties in which we seek to invest or lease to a single operator.

Conservative Financing

We believe a conservative balance sheet provides us with the ability to execute our opportunistic investing approach and portfolio diversification principles. We maintain our conservative balance sheet by actively managing our debt to equity levels and maintaining available sources of liquidity, such as our line of credit. Our debt is primarily fixed rate, which reduces the impact of rising interest rates on our operations. Generally, we attempt to match the long-term duration of our leases with long-term fixed rate financing.

In underwriting our investments, we structure and adjust the price of the investment in accordance with our assessment of risks. We may structure transactions as master leases, require indemnifications, obtain enhancements in the form of letters of credit or security deposits, and take other measures to mitigate risks. We finance our investments based on our evaluation of available sources of funding. We may incur additional indebtedness or issue preferred or common stock. For short-term purposes, we may utilize our revolving line of credit, or arrange for other short-term borrowings from banks or others. We arrange for long-term borrowings through public offerings or from institutional investors.

We may incur additional mortgage indebtedness on real estate we acquire through purchase, foreclosure or otherwise. Where properties are encumbered by debt, we may assume existing loans. We also may obtain non-recourse or other mortgage financing on unleveraged properties in which we have invested or may refinance properties acquired on a leveraged basis.

Competition

Our properties are subject to competition from the facilities of other landlords and health care providers. The landlords and operators of these competing properties may have capital resources substantially in excess of some of the operators of our facilities. The occupancy and rental income at our properties depend upon several factors, including the number of physicians using the health care facilities or referring patients to the facilities, competing properties and health care providers, and the size and composition of the population in the surrounding area. Private, federal and state payment programs and the effect of other laws and regulations may also have a significant influence on the profitability of the properties and their tenants. Virtually all of our properties operate in a competitive environment with tenants, patients and referral sources, including physicians, who may change their preferences for a health care facility from time to time.

Investing in real estate is highly competitive. We face competition from other REITs, investment companies, health care operators and other institutional investors when we attempt to acquire properties. Increased competition reduces the number of opportunities that meet our investment criteria. If we do not identify investments that meet our investment criteria, our ability to increase shareholder value through profitable growth may be limited.

2004 Overview

Real Estate Transactions

•	On January 16, 2004, we acquired a healthcare laboratory and biotech research facility located in San Diego, California for a purchase price of approximately $40 million.

•	On February 27, 2004, we sold a portfolio of seven MOBs and ten other health care facilities for $127.6 million and used a portion of the proceeds to retire $31.3 million of related mortgage debt at an average interest rate of 7.67%.

•	On April 30 and June 1, 2004, we acquired nine skilled nursing facilities with a total of 934 beds for approximately $63 million in related transactions. The nine facilities, leased to the same operator, have an initial lease term of five years with three five-year renewal options. The first year annual lease rate is approximately 9.3%.

•	On June 10, 2004, we acquired a 79,000 square foot MOB located in Las Vegas, Nevada, for a purchase price of $22 million.

•	On July 15, 2004, we acquired substantially all of American Retirement Corporation’s (“ARC”) interest in three CCRCs and one assisted living facility for $113 million. The transaction was structured as a sale-leaseback with an initial lease term of ten years and three ten-year renewal options. The first year lease rate is 9% with additional rents contingent on facility revenue exceeding certain thresholds. ARC used a portion of the proceeds to repay its existing $82.6 million secured loan and interest thereon to us. Additionally, we provided ARC with a new $5.7 million mortgage loan at 9%, which was repaid in 2005.

•	On July 28, 2004, we acquired eleven assisted living facilities from Emeritus Corporation for $84 million, including $56 million of assumed debt, through a sale-leaseback transaction. These facilities have an initial lease term of 15 years, with two ten-year renewal options. The initial annual lease rate is approximately 9.25% with Consumer Price Index (“CPI”) based escalators not exceeding 3% annually. Emeritus used $17 million of the proceeds to repay existing debt owed to us. The $56 million of assumed debt was subsequently repaid by us in December 2004.

•	On December 17, 2004, we acquired three MOBs, a 42% condominium interest in a fourth medical office building and one retail/garage building for $111 million from Swedish Medical Center in Seattle, Washington. These properties include approximately 481,000 rentable square feet and nearly 2,000 parking spaces. Swedish Medical Center occupies 20% of the rentable square feet and the properties were 96% occupied when acquired.

•	In mid-2004 we placed into service $70 million of MOB development properties.

•	During 2004 we sold properties valued at approximately $170 million, including $127.6 million of properties sold on February 27, 2004 as noted above, principally comprised of MOBs.

Financing Transactions

•	In January 2004, we received $92 million of net proceeds in connection with the completion of $288 million of non-recourse mortgage financings by HCP Medical Office Portfolio, LLC (“HCP MOP”), a joint venture between us and an affiliate of General Electric Company (“GE”). The weighted average fixed interest rate on $254 million of such indebtedness was 5.57% with the balance at variable interest rates based on the London Interbank Offered Rate (“LIBOR”) plus 1.75%.

•	On June 3, 2004, we issued $25 million in aggregate principal amount of 6.00% senior notes due 2014 and $25 million in aggregate principal amount of variable-rate senior notes due 2014. On July 13, 2004, we issued $37 million in aggregate principal amount of 6.00% senior notes due 2014.

•	On October 26, 2004, we closed a new $500 million three-year unsecured revolving credit facility which replaced our previous $490 million line of credit. The new agreement accrues interest, based upon our current credit ratings, at 65 basis points over LIBOR with a 15 basis point facility fee.

Other Events

•	On January 22, 2004, we announced that our Board of Directors approved a 2-for-1 stock split effective March 2, 2004.

•	On October 15, 2004, we and GE authorized the expansion of our HCP MOP joint venture from $600 million to $1.1 billion of total capitalization.

•	Dividends paid were $1.67 per share for 2004 and are expected to be $1.68 per share in 2005. Our Board of Directors has determined to continue the policy established in 2003 of considering dividend increases on an annual rather than quarterly basis.

Properties

Portfolio Summary

Our portfolio of investments at December 31, 2004 includes direct investments in health care related properties, mortgage loans, and investments through joint ventures. Our properties include hospitals, skilled nursing facilities, assisted living facilities and CCRCs, medical office buildings and other health care facilities. As of December 31, 2004, our property interests consist of the following (dollars in thousands):

Property Type	Number of Properties	Capacity(1)		Investment(2)	2004 Revenue	Revenue Less Operating Expenses(3)	Percentage of Revenue Less Operating Expenses(3)
Owned properties:
Hospitals	27	3,352	Beds	$729,957	$92,768	$92,768	24%
Skilled nursing facilities	157	18,548	Beds	656,454	81,890	81,890	21
Assisted living facilities and CCRCs	103	11,124	Units	905,643	88,527	83,454	22
Medical office buildings	90	5,210,000	Sq. ft.	830,905	98,432	69,471	18
Other health care facilities	24	1,463,000	Sq. ft.	213,970	26,531	21,202	5

Total owned properties	401			$3,336,929	$388,148	$348,785	90%

Mortgage loans:
Hospitals	2	114	Beds	$57,667
Skilled nursing facilities	14	1,921	Beds	54,081
Assisted living facilities and CCRCs	10	703	Units	28,952

Total mortgage loans	26			$140,700

Unconsolidated joint ventures:
HCP MOP—medical office buildings	94	5,336,000	Sq. ft.	$53,710
Assisted living facilities and CCRCs	6	1,123	Units	6,796

Total unconsolidated joint ventures	100			$60,506

Total	527			$3,538,135

(1)	Hospitals and skilled nursing facilities are measured by licensed bed count. Assisted living facilities and CCRCs are stated in units (studio, one or two bedroom units). Medical office buildings and other health care facilities are measured in square feet.
(2)	Represents the carrying amount of our real estate assets after adding back accumulated depreciation for owned properties. Represents the carrying amount of our investment in unconsolidated joint ventures and mortgage loans receivable. Excludes assets to be sold and classified as discontinued operations.
(3)	Because the tenant is responsible for operating expenses under a triple net lease, management believes revenues are not comparable between property types without deducting our operating expenses for properties leased under gross or modified gross leases. Operating expenses are property level costs and exclude depreciation expense. Revenue includes tenant reimbursements for operating costs.

Unconsolidated Joint Ventures

The following is summarized unaudited information for our unconsolidated joint ventures (dollars in thousands):

Property Type	Number of Properties	Capacity	Investment(1)	2004 Revenue	Revenue Less Operating Expense(2)
Medical office buildings	94	5,336,000 Sq. ft.	$474,769	$83,035	$43,610
Assisted living facilities and CCRCs	6	1,123 Units	135,048	13,244	13,244

Total	100		$609,817	$96,279	$56,854

(1)	Represents the carrying amount of real estate assets within the joint venture after adding back accumulated depreciation.

(2)	Because the tenant is responsible for operating expense under a triple net lease, management believes revenues are not comparable between property types without deducting operating expenses for properties leased under gross or modified gross leases. Operating expenses are property level costs and exclude depreciation expense. Revenue includes tenant reimbursements for operating costs.

Health Care Sectors and Property Types

We have investments in hospitals, skilled nursing facilities, assisted living and CCRCs, medical office buildings and other health care facilities. The following describes the nature of the operations of our tenants and borrowers.

Hospitals. We have interests in 29 medical and surgical general and long-term acute care and rehabilitation hospitals. General hospitals offer a wide range of services such as fully-equipped operating and recovery rooms, obstetrics, radiology, intensive care, open heart surgery and coronary care, neurosurgery, neonatal intensive care, magnetic resonance imaging, nursing units, oncology, clinical laboratories, respiratory therapy, physical therapy, nuclear medicine, rehabilitation services and outpatient services. Long-term acute care hospitals provide care for patients with complex medical conditions that require longer stays and more intensive care, monitoring, or emergency back-up than that available in most skilled nursing-based sub-acute programs. Services are paid for by private sources, third party payors (e.g., insurance and HMOs), or through the Medicare and Medicaid programs.

Rehabilitation hospitals provide inpatient and outpatient care for patients who have sustained traumatic injuries or illnesses, such as spinal cord injuries, strokes, head injuries, orthopedic problems, work related disabilities and neurological diseases, as well as treatment for amputees and patients with severe arthritis. Rehabilitation programs encompass physical, occupational, speech and inhalation therapies, rehabilitative nursing and other specialties. Services are paid for by the patient or the patient’s family, third party payors (e.g., insurance and HMOs), Medicaid or Medicare.

Skilled Nursing Facilities. We have invested in 171 skilled nursing facilities. Various health care providers operate these facilities. Skilled nursing facilities offer restorative, rehabilitative and custodial nursing care for people not requiring the more extensive and sophisticated treatment available at hospitals. Ancillary revenues and revenue from sub-acute care services are derived from providing services to residents beyond room and board and include occupational, physical, speech, respiratory and intravenous therapy, wound care, oncology treatment, brain injury care and orthopedic therapy as well as sales of pharmaceutical products and other services. Certain skilled nursing facilities provide some of the foregoing services on an out-patient basis. Skilled nursing facilities are designed to supplement hospital care and depend to some degree upon referrals from practicing physicians and hospitals. Skilled nursing services are paid for either by private sources, or through the Medicare and Medicaid programs.

Skilled nursing facilities generally provide patients with accommodation, complete medical and nursing care, and rehabilitation services including speech, physical and occupational therapy. As a part of the

Omnibus Budget Reconciliation Act (OBRA) of 1981, Congress established a waiver program under Medicaid to offer an alternative to institutional skilled nursing services. The provisions of OBRA and the subsequent OBRA Acts of 1987 and 1990 allow states, with federal approval, greater flexibility in program design as a means of developing cost-effective alternatives to delivering services traditionally provided in the skilled nursing setting. This was a contributing factor to the past increase in the number of assisted living facilities, which adversely affected some skilled nursing facilities, as some individuals chose the residential environment and lower cost delivery system provided in the assisted living setting.

Assisted Living Facilities and CCRCs. We have investments in 110 assisted living facilities which are leased to operators, who offer studio, one and two bedroom apartments on a month-to-month basis primarily to individuals who are over 75 years of age with various levels of assistance requirements. More ambulatory residents are provided meals and eat in a central dining area; they may also be assisted with some daily living activities with programs and services that allow residents certain conveniences and make it possible for them to live independently. Staff is also available when residents need assistance and for group activities. Services provided to residents who require more assistance with daily living activities, but who do not require the constant supervision other skilled nursing facilities provide, include personal supervision and assistance with eating, bathing, grooming and administering medication. Charges for room and board are generally paid from private sources.

We have investments in nine CCRCs, which are large, residential communities in a congregate care and continuing care living setting combined with onsite amenities and services. Residents are provided various services which eliminate the need to seek other living accommodations or arrangement for alternative levels of care. Ancillary and health care services are available at these properties that provide nursing and assisted living care. The full continuum of senior living environment includes independent living apartments and cottages, assisted living and, in some communities, skilled nursing and Alzheimer’s care. Various accommodation terms are available to residents, including monthly rentals, rental life care, fully refundable entrance fees, non-refundable endowments, cooperatives, and condominiums.

Medical Office Buildings. We have interests in 184 medical office buildings, including 94 MOBs owned by HCP MOP. We have a 33% ownership interest in HCP MOP. Many of these buildings are located adjacent to, or on the campus of, acute care hospitals. Medical office buildings contain physicians’ offices and examination rooms, and may also include pharmacies, hospital ancillary service space and day-surgery operating rooms. MOBs require more extensive plumbing, electrical, heating and cooling capabilities than commercial office buildings for sinks, brighter lights, special equipment and biological waste mechanisms required for the proper operation of a medical office. Most of our owned MOBs are managed by third party property management companies and 22 are leased on a single-tenant triple net basis while 68 are leased under gross or modified gross leases to multiple tenants under which we are responsible for certain operating expenses.

Other Health Care Facilities. We have investments in nine health care laboratory and biotech research facilities. These facilities are typically located on research campuses of major universities. The facilities are designed to accommodate research and development in the biopharmaceutical industry, drug discovery and development, and predictive and personalized medicine.

We also have investments in nine physician group practice clinic facilities and six health and wellness centers that are leased to five different tenants and, a single tenant, respectively, under triple net or modified gross leases. The physician group practice clinics generally provide a broad range of medical services through organized physician groups representing various medical specialties. Health and wellness centers provide testing and preventative health maintenance services.

Investment Products

Leases

As of December 31, 2004, of our 401 owned properties, 324 are single-tenant properties under triple net leases with 80 health care providers. We leased 77 properties pursuant to gross or modified gross leases with multiple tenants. Under a triple net lease, in addition to the rent obligation, the tenant is responsible for all operating expenses of the property such as utilities, property taxes, insurance and repairs and maintenance. Under gross or modified gross leases, we are responsible for a share of property operating costs. Certain leases provide for additional rents that are based upon a percentage of the facility’s revenue in excess of the revenue for specific base periods or other thresholds. Others have rent increases based on inflation indices, fixed escalators, or other factors.

The first year annual base rental rates on properties we acquired during 2004 ranged from 9% to 11% of the purchase price of the property. Rental rates vary by lease, taking into consideration many factors, such as:

•	creditworthiness of the tenant;

•	operating performance of the facility;

•	interest rates at the beginning of the lease;

•	location, type and physical condition of the facility; and

•	lease term.

Our hospitals, skilled nursing facilities, and assisted living facilities and CCRC’s are typically leased to operators on a triple-net basis with initial terms that range from five to fifteen years, and generally have one or more renewal options. The weighted average remaining initial term on these triple-net leases as of December 31, 2004, is approximately seven years. Our medical office buildings are leased on a gross, modified gross, and triple-net basis, and typically have an initial term ranging from one to fourteen years, with a weighted average remaining term of five years as of December 31, 2004.

The following table reflects the annual impact, by year, in terms of 2004 revenue for single tenant properties resulting from lease expirations (in thousands):

Year	Revenue
2005	$5,034
2006	8,007
2007	10,130
2008	18,674
2009	60,914
Thereafter	186,942

Development

We provide development services and construction financing on projects that are typically pre-leased. Upon completion, the assets are placed in service and included in our portfolio of directly owned properties or held by joint ventures. We use our in-house construction management expertise to evaluate local market conditions, construction costs and other factors to seek appropriate risk adjusted returns. During 2004, we completed and placed into service approximately $70 million of medical office buildings. As of December 31, 2004, we have an interest in two properties under development, one of which is held by HCP MOP.

Mortgage Loans

We have investments in mortgage loans secured by properties that are owned and operated by 10 health care providers. At December 31, 2004, the carrying amount of these mortgage loans totaled $140.7 million. Initial interest rates on mortgage loans outstanding at December 31, 2004 range from 9% to 13% per annum.

Customer Concentration

The following table provides information about the major operators of our properties for the year ended December 31, 2004 (dollars in thousands):

Operators	Facilities	Investment(1)	Percentage of Revenue
Tenet Healthcare Corporation (NYSE:THC)	8	$422,539	12%
American Retirement Corporation (NYSE:ARC)	17	405,678	12
Emeritus Corporation (AMEX:ESC)	37	248,852	6
HealthSouth Corporation (OTC:HLSH.PK)	9	108,432	4
Kindred Healthcare, Inc. (NASDAQ:KIND)	20	79,554	4

(1)	Represents our carrying amount after adding back accumulated depreciation.

All of our properties associated with the aforementioned tenants are under triple net leases. These companies are subject to the informational filing requirements of the Securities Exchange Act of 1934, as amended, and are required to file periodic reports with the Securities and Exchange Commission. Financial and other information relating to these operators may be obtained from their public reports.

According to public disclosures by Tenet and HealthSouth, each is experiencing significant legal, financial, and regulatory difficulties. We cannot predict with certainty the impact, if any, of the outcome of these uncertainties on their financial statements. The failure or inability of these operators to pay their obligations could materially reduce our revenues, net income and cash flows, which could in turn reduce the amount of cash available for the payment of dividends, cause our stock price to decline and cause us to incur impairment charges or a loss on the sale of the properties.

One of our hospitals located in Tarzana, California is operated by Tenet and is affected by State of California Senate Bill 1953, which requires certain seismic safety building standards for acute care hospital facilities. See “Government Regulation — California Senate Bill 1953” for more information.

Joint Ventures

Consolidated Joint Ventures

At December 31, 2004, we held ownership interests in 21 limited liability companies and partnerships that together own 82 properties and one mortgage, as follows:

•	A 77% interest in Health Care Property Partners, which owns two hospitals, 15 skilled nursing facilities and has one mortgage on a skilled nursing facility.

•	Interests varying between 90% and 97% in six partnerships (HCPI/San Antonio Ltd. Partnership, HCPI/Colorado Springs Ltd. Partnership, HCPI/Little Rock Ltd. Partnership, HCPI/Kansas Ltd. Partnership, Fayetteville Health Associates Ltd. Partnership and Wichita Health Associates Ltd. Partnership), each of which was formed to own a hospital.

•	A 90% interest in three limited liability companies (ARC La Barc Real Estate Holdings, LLC, ARC Holland Real Estate Holdings, LLC, and ARC Sun City Real Estate Holdings, LLC) that each own an assisted living facility or CCRC.

•	An 80% interest in five limited liability companies (Vista-Cal Associates, LLC, Statesboro Associates, LLC, Ft. Worth-Cal Associates, LLC, Perris-Cal Associates, LLC, and Louisiana-Two Associates, LLC) which own a total of six skilled nursing facilities.

•	A 92.5% interest in HCPI/Sorrento, LLC, which owns a life science facility.

•	A 94% interest in HCPI/Indiana, LLC, which owns six medical office buildings.

•	A 15% interest in HCPI/Tennessee, LLC, which owns seven medical office buildings and one assisted living facility.

•	A 69% interest in HCPI/Utah, LLC, which owns 18 medical office buildings.

•	A 65% interest in HCPI/Utah II, LLC which owns eight medical office buildings and eight other health care facilities.

•	An initial 100% interest in HCPI/Idaho Falls, LLC, which owns one hospital.

Unconsolidated Joint Ventures

•	A 33% interest in HCP Medical Office Portfolio, LLC which owns 94 medical office buildings.

•	A 45% — 50% interest in each of four limited liability companies (Seminole Shores Living Center, LLC — 50%, Edgewood Assisted Living Center, LLC — 45%, Arborwood Living Center, LLC — 45%, and Greenleaf Living Center, LLC — 45%) each owning an assisted living facility.

•	A 6% to 10% interest in two limited liability companies (ARC Lake Seminole Square Real Estate Holdings, LLC and ARC Brandywine Real Estate Holdings, LLC) which each own a CCRC.

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

We also own interests in a number of subsidiaries which are intended to be treated as qualified REIT subsidiaries (each a “QRS”). The Code provides that such subsidiaries will be ignored for federal income tax purposes and all assets, liabilities and items of income, deduction and credit of such subsidiaries will be treated as our assets, liabilities and items. If any partnership, limited liability company, or subsidiary in which we own an interest were treated as a regular corporation (and not as a partnership, QRS or taxable REIT subsidiary, as the case may be) for federal income tax purposes, we would likely fail to satisfy the REIT asset tests described above and would therefore fail to qualify as a REIT, unless certain relief provisions apply. We believe that each of the partnerships, limited liability companies, and subsidiaries (other than taxable REIT subsidiaries) in which we own an interest will be treated for tax purposes as a partnership, or disregarded entity (in the case of a 100% owned partnership or limited liability company) or QRS, as applicable, although no assurance can be given that the Service will not successfully challenge the status of any such organization.

As of December 31, 2004, we owned interests in two subsidiaries which are intended to be treated as taxable REIT subsidiaries (each a “TRS”). A REIT may own any percentage of the voting stock and value of the securities of a corporation which jointly elects with the REIT to be a TRS, provided certain requirements are met. A TRS generally may engage in any business, including the provision of customary or noncustomary services to tenants of its parent REIT and of others, except a TRS may not manage or operate a hotel or health care facility. A TRS is treated as a regular corporation and is subject to federal income tax and applicable state income and franchise taxes at regular corporate rates. In addition, a 100% tax may be imposed on a REIT if its rental, service or other agreements with its TRS, or the TRS’s agreements with the REIT’s tenants, are not on arm’s-length terms.

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

Government Regulation

The health care industry is heavily regulated by federal, state and local laws. This government regulation of the health care industry affects us because:

(1)	The financial ability of some of our tenants and mortgagors to make rent and debt payments to us may be affected by governmental regulations such as licensure, certification for participation in government programs, and government reimbursement, and

(2)	Our additional rents are often based on our tenants’ gross revenue from operations, which in turn may be affected by the amount of reimbursement such tenants receive from the government and other third parties.

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

Each of these laws include criminal and/or civil penalties for violations that range from punitive sanctions, damage assessments, penalties, imprisonment, denial of Medicare and Medicaid payments, and/or exclusion from the Medicare and Medicaid programs. Imposition of any of these types of penalties on our tenants or borrowers could result in a material adverse effect on their operations, which could adversely affect our business. Additionally, certain laws, such as the False Claims Act, allow for individuals to bring qui tam (or whistleblower) actions on behalf of the government for violations of fraud and abuse laws. Some Medicare fiscal intermediaries (private companies that contract with Centers for Medicare & Medicaid Services (“CMS”) to administer the Medicare program) have also increased scrutiny of cost reports filed by skilled nursing providers.

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

The Medicare and Medicaid Programs. Sources of revenue for tenants and mortgagors may include the federal Medicare program, state Medicaid programs, private insurance carriers, health care service plans and health maintenance organizations, among others. Efforts to reduce costs by these payors will likely continue, which may result in reduced or slower growth in reimbursement for certain services provided by some of our operators. For example, President Bush’s fiscal year 2006 budget includes a proposed reduction in Medicare spending of approximately $1.5 billion, including specific reductions in reimbursement to skilled nursing facilities. It is uncertain to what extent President Bush’s budgetary proposals will be enacted into law. In addition, the failure of any of our operators to comply with various laws and regulations could jeopardize their certification and ability to continue to participate in the Medicare and Medicaid programs.

State Medicaid Programs. Medicaid programs differ from state to state but they are all subject to federally-imposed requirements. At least 50% of the funds available under these programs are provided by the federal government under a matching program. Medicaid programs generally pay for acute and rehabilitative care based on reasonable costs at fixed rates; skilled nursing facilities are generally reimbursed using fixed daily rates. Medicaid payments are generally below retail rates for tenant-operated facilities. Increasingly, states have introduced managed care contracting techniques in the administration of Medicaid programs. Such mechanisms could have the impact of reducing utilization of and reimbursement to facilities.

Other third party payors in various states and areas base payments on costs, retail rates or, increasingly, negotiated rates. Negotiated rates can include discounts from normal charges, fixed daily rates and prepaid capitated rates.

Entrance Fee Communities. Certain of the facilities mortgaged to or owned by us are operated as entrance fee communities. Generally, an entrance fee is an upfront fee or consideration paid by a resident, a portion of which may be refundable, in exchange for some form of long-term benefit. Some of the entrance fee communities are subject to significant state regulatory oversight, including, for example, oversight of each facility’s financial condition, establishment and monitoring of reserve requirements and other financial restrictions, the right of residents to cancel their contracts within a specified period of time, lien rights in favor of the residents, restrictions on change of ownership and similar matters. Such oversight and the rights of residents within these entrance fee communities may have an effect on the revenue or operations of the operators of such facilities and therefore may adversely impact us.

Health Care Facilities. The health care facilities in our portfolio, including hospitals, skilled nursing facilities, assisted living facilities, and physician group practice clinics, are subject to extensive federal, state and local licensure, certification and inspection laws and regulations. Failure to comply with any of these laws could result in loss of accreditation, denial of reimbursement, imposition of fines, suspension or decertification from federal and state health care programs, loss of license or closure of the facility. Such actions may have an effect on the revenue of the operators of properties owned by or mortgaged to us and therefore adversely impact us.

California Senate Bill 1953. Our hospital located in Tarzana, California is affected by State of California Senate Bill 1953 (SB 1953), which requires certain seismic safety building standards for acute care hospital facilities. This hospital is operated by Tenet under a lease expiring in February 2009. We and Tenet are currently reviewing the SB 1953 compliance of this hospital, multiple plans of action to cause such compliance, the estimated time for completing the same, and the cost of performing necessary remediation of the property. We cannot currently estimate the remediation costs that will need to be incurred prior to 2013 in order to make the facility SB 1953-compliant through 2030, and the final allocation of any remediation costs between us and Tenet. Rent on the hospital in 2004 and 2003 was $10.6 million and $10.8 million, respectively, and our carrying amount is $78.4 million at December 31, 2004.

Nurse Staffing Ratios. On January 1, 2004, a California law became effective mandating specific minimum nurse staffing ratios for acute care hospitals. As a result of this requirement, hospital labor costs will be materially increased. Facilities may also be forced to limit patient admissions due to an inability to hire the necessary number of nurses to meet the required ratio, which affects net operating revenue. It is unclear the extent to which compliance with these nurse staffing ratios in California may adversely affect hospital operators in California.

Current Developments

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

In December of 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act established an 18-month moratorium on the “whole hospital exception” to the Stark law, whereby physicians have been permitted to refer patients for Designated Health Services to hospitals in which they have an ownership interest. The moratorium removes specialty hospitals from the “whole hospital exception” from December 8, 2003 through June 7, 2005. Specialty hospitals include hospitals primarily or exclusively engaged in the care and treatment of cardiac conditions or orthopedic conditions, or hospitals that perform certain surgical procedures. Specialty hospitals in operation or under development as of November 18, 2003 are grandfathered under the moratorium. The Act requires that MedPAC, an independent federal body established to advise Congress on issues affecting the Medicare program, and HHS conduct studies on the costs of service, utilization, quality of care and financial impact of specialty hospitals and their physician owners relative to community hospitals, particularly nonprofits. On January 14, 2005 MedPAC announced that it would recommend that Congress extend the Stark specialty hospital moratorium for an additional 18 months to address concerns about the effects of physician investments in specialty hospitals. MedPAC’s recommendations were based upon its findings that when compared with community hospitals, physician owned specialty hospitals tend to concentrate on certain more profitable Diagnostic Related Groups (“DRGs”) and on patients with relatively low severity within those DRGs, and tend to treat lower percentages of Medicare patients. Congress is not obligated to follow MedPAC’s recommendations. Congress may take legislative action implementing MedPAC’s recommendations or wait for the HHS report on specialty hospital quality, which could lead to further restrictions on hospital ownership by physicians.

In addition to the reforms enacted and considered by Congress from time to time, state legislatures periodically consider various health care reform proposals. Congress and state legislatures can be expected to continue to review and assess alternative health care delivery systems, new regulatory enforcement initiatives, and new payment methodologies.

We believe that government and private efforts to contain or reduce health care costs will continue. These trends are likely to lead to reduced or slower growth in reimbursement for certain services provided by some of our tenants and mortgagors. We believe the vast nature of the health care industry, the financial strength and operating flexibility of our operators, and the diversity of our portfolio will mitigate the impact of any such diminution in reimbursements. However, we cannot predict what legislation will be adopted, and no assurance can be given the health care reforms will not have a material adverse effect on our financial condition or results of operations.

Employees

At December 31, 2004, the Company had 74 full-time employees and one part-time employee, none of whom are subject to a collective bargaining agreement.

Legal Entities

We conduct our business through various legal entities, including the following at December 31, 2004:

100% Owned	Consolidated Joint Ventures	Unconsolidated Joint Ventures

AHP of Nevada, Inc.

AHP of Washington, Inc.

ARC Richmond Place Real Estate Holdings, LLC

Aurora HCP, LLC

Birmingham HCP, LLC

Emeritus Realty III, LLC

Emeritus Realty V, LLC

ESC-La Casa Grande, LLC

Health Care Investors III

HCP 1101 Madison MOB, LLC

HCP 600 Broadway MOB, LLC

HCP Arnold MOB, LLC

HCP Ballard MOB, LLC

HCP Medical Office Buildings I, LLC

HCP Medical Office Buildings II, LLC

HCP MOP Member, LLC

HCP NE Retail MOB, LLC

HCP TRS, Inc.

HCPI Knightdale, Inc.

HCPI Mortgage Corp.

HCPI Trust

HCP Virginia, Inc.

Jackson HCP, LLC

McKinney HCP GP, LLC

McKinney HCP, L.P.

Meadowdome, LLC

Medcap HCPI Development, LLC

Medical Office Buildings of Colorado II, LLC

Medical Office Buildings of Nevada-Southern Hills, LLC

Medical Office Buildings of Reston, LLC

Mission Springs AL, LLC

Overland Park AL, LLC

Tampa HCP, LLC

Texas HCP G.P., Inc.

Texas HCP Holding, L.P.

Texas HCP Medical G.P., Inc.

Texas HCP Medical Office Buildings, L.P.

Texas HCP, Inc.

ARC Holland Real Estate Holdings, LLC

ARC LaBarc Real Estate Holdings LLC

ARC Sun City Real Estate Holdings, LLC

Fayetteville Health Associates Limited Partnership

Ft. Worth-Cal Associates, LLC

HCPI/Colorado Springs Ltd. Partnership

HCPI/Idaho Falls LLC

HCPI/Indiana, LLC

HCPI/Kansas Limited Partnership

HCPI/Little Rock Limited Partnership

HCPI/San Antonio Limited Partnership

HCPI/Sorrento, LLC

HCPI/Tennessee, LLC

Medical Office Buildings
of California LLC

Medical Office Buildings
of Utah LLC

Westminster HCP, LLC

HCPI/Utah, LLC

Davis North I, LLC

HCPI/Utah II, LLC

HCPI/Stansbury, LLC

HCPI/Wesley, LLC

Health Care Property Partners

Louisiana-Two Associates, LLC

Perris-Cal Associates, LLC

Statesboro Associates, LLC

Vista-Cal Associates, LLC

Wichita Health Associates Limited Partnership

Arborwood Living Center, LLC

ARC Brandywine Real Estate Holdings, LLC

ARC Lake Seminole Square Real Estate Holdings, LLC

Edgewood Assisted Living Center, LLC

Greenleaf Living Centers, LLC

HCP Medical Office Portfolio, LLC

Seminole Shores Living Center, LLC

RISK FACTORS

You should carefully consider the risks described below as well as the risks described in “Competition”, “Government Regulation”, and “Taxation of HCP” and elsewhere in this report, which risks are incorporated by reference into this section, before making an investment decision in our company. The risks and uncertainties described herein are not the only ones facing us and there may be additional risks that we do not presently know of or that we currently consider not likely to have a significant impact. All of these risks could adversely affect our business, financial condition, results of operations and cash flows.

Risks Related to Our Operators

If our tenants and mortgagors are unable to operate our properties in a manner sufficient to generate income, they may be unable to make rent and loan payments to us.

The health care industry is highly competitive and we expect that it may become more competitive in the future. Our tenants and mortgagors are subject to competition from other health care providers that provide similar health care services, including from newly constructed facilities. The profitability of health care facilities depends upon several factors, including the number of physicians using the health care facilities or referring patients there, competitive systems of health care delivery and the size and composition of the population in the surrounding area. Private, federal and state payment programs, including a reduction in reimbursement by any of them, and the effect of other laws and regulations may also have a significant influence on the revenues and income of the properties. If our tenants and mortgagors are not competitive with other health care providers and are unable to generate income, they may be unable to make rent and loan payments to us.

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

Tenet Healthcare Corporation accounts for a significant percentage of our revenues and is currently experiencing significant legal, financial and regulatory difficulties.

During 2004, Tenet Healthcare Corporation accounted for approximately 12% of our revenues. According to public disclosures, Tenet is experiencing significant legal, financial and regulatory difficulties. We cannot predict with certainty the impact, if any, of the outcome of these uncertainties on our consolidated financial statements. The failure or inability of Tenet to pay its obligations could materially reduce our revenue, net income and cash flows and could have a material adverse effect on the value of our common stock.

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

Risks Related to Real Estate Investment and Our Structure

We rely on external sources of capital to fund future capital needs, and if our access to such capital is difficult or on commercially unreasonable terms, we may not be able to meet maturing commitments or make future investments necessary to grow our business.

In order to qualify as a REIT under the Internal Revenue Code, among other things, we are required to distribute to our stockholders at least 90% of our REIT taxable income each year, and we will be subject to tax to the extent we distribute less than 100% of our REIT taxable income to our stockholders each year. Because of these distribution requirements, we may not be able to fund all future capital needs, including capital needs in connection with acquisitions, from cash retained from operations. As a result, we rely on external sources of capital. If we are unable to obtain needed capital at all or only on unfavorable terms from these sources, we might not be able to make the investments needed to grow our business, or to meet our obligations and commitments as they mature, which could negatively affect the ratings of our debt and even, in extreme circumstances, affect our ability to continue operations. Our access to capital depends upon a number of factors over which we have little or no control, including general market conditions, interest rates, the market’s perception of our growth potential, our current and potential future earnings, and our cash distributions and the market price of the shares of our capital stock.

If we are unable to purchase suitable health care facilities at a favorable cost, we will be unable to continue to grow through acquisitions.

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

Because transfers of health care facilities may be subject to regulatory approvals not required for transfers of other types of commercial operations and other types of real estate, there may be delays in transferring operations of our facilities to successor tenants or we may be prohibited from transferring operations to a successor tenant. In addition, many of our properties are health care facilities that may not be easily adapted to non-health care related uses. If we are unable to transfer properties at times opportune to us, our revenue and operations may suffer.

Some potential losses may not be covered by insurance.

We generally require our tenants and mortgagors to secure and maintain comprehensive liability and property insurance that covers us, as well as the tenants or mortgagors, on most of our properties. Some types of losses, however, either may be uninsurable or too expensive to insure against. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property. In such an event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. We cannot assure you that material losses in excess of insurance proceeds will not occur in the future.

Loss of our tax status as a REIT would have significant adverse consequences to us.

We believe we currently operate and have operated commencing with our taxable year ended December 31, 1985, in a manner that allows us to qualify as a REIT for federal income tax purposes under the Internal Revenue Code, as amended.

Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. For example, in order to qualify as a REIT, at least 95% of our gross income in any year must be derived from qualifying sources, and we must satisfy a number of requirements regarding the composition of our assets. Also, we must make distributions to stockholders aggregating annually at least 90% of our REIT taxable income, excluding capital gains. In addition, new legislation, regulations, administrative interpretations or court decisions may adversely affect our investors or our ability to qualify as a REIT for tax purposes. Although we believe that we have been organized and have operated in such manner, we can give no assurance that we have qualified or will continue to qualify as a REIT for tax purposes.

If we lose our REIT status, we will face serious tax consequences that will substantially reduce the funds available to make payments of principal and interest on the debt securities we issue and to make distributions to our stockholders. If we fail to qualify as a REIT:

•	we would not be allowed a deduction for distributions to stockholders in computing our taxable income and would be subject to federal income tax at regular corporate rates;

•	we could be subject to the federal alternative minimum tax and increased state and local taxes; and

•	unless we are entitled to relief under statutory provisions, we also would be disqualified from taxation as a REIT for four taxable years following the year during which we lost our qualification.

In addition, if we fail to qualify as a REIT, we would not be required to make distributions to stockholders.

As a result of all these factors, our failure to qualify as a REIT also could impair our ability to expand our business and raise capital, and could adversely affect the value of our common stock.

ITEM 2.	Properties

We are organized to invest in income-producing health care related facilities. In evaluating potential investments, we consider such factors as:

•	The location, construction quality, condition and design of the property;

•	The geographic area, proximity to other health care facilities, type of property and demographic profile;

•	Whether the rent provides a competitive market return to our investors;

•	The duration, rental rates, tenant quality and other attributes of in-place leases;

•	The current and anticipated cash flow and its adequacy to meet our operational needs;

•	The potential for capital appreciation;

•	The expertise and reputation of the operator;

•	Occupancy and demand for similar health facilities in the same or nearby communities;

•	An adequate mix between private and government sponsored patients at health facilities;

•	The availability of qualified operators or property managers or whether we can manage the property;

•	Potential alternative uses of the facilities;

•	The regulatory and reimbursement environment in which the properties operate;

•	The tax laws related to real estate investment trusts;

•	Prospects for liquidity through financing or refinancing; and

•	Our cost of capital.

The following summarizes our direct property investments and interests held through joint ventures and mortgage loans (square feet and dollars in thousands).

Facility Location	Number of Facilities	Capacity(1)	Investment(2)	Average Occupancy(3)	2004 Revenue	Operating Expenses(4)	Revenue Less Operating Expenses(4)
Owned Properties:
Hospitals:		(Beds)
California	4	828	$227,439	58%	$29,509	$—	$29,509
Florida	2	312	75,719	65	9,521	—	9,521
Georgia	1	167	61,759	72	7,305	—	7,305
Idaho	1	22	27,238	55	3,247	—	3,247
Kansas	2	145	27,049	65	3,448	—	3,448
Louisiana	2	325	32,391	37	5,276	—	5,276
Other (10 States)	15	1,553	278,362	57	34,462	—	34,462

	27	3,352	$729,957	56%	$92,768	$—	$92,768

Facility Location	Number of Facilities	Capacity(1)	Investment(2)	Average Occupancy(3)	2004 Revenue	Operating Expenses(4)	Revenue Less Operating Expenses(4)
Skilled Nursing Facilities:		(Beds)
California	12	1,162	$31,599	85%	$4,163	$—	$4,163
Colorado	5	693	22,595	67	3,573	—	3,573
Florida	8	930	33,140	92	4,878	—	4,878
Indiana	32	3,716	149,752	79	17,082	—	17,082
Maryland	3	438	22,123	81	1,808	—	1,808
North Carolina	7	862	21,893	92	3,924	—	3,924
Ohio	12	1,543	55,585	80	8,606	—	8,606
Tennessee	14	1,981	63,854	81	10,918	—	10,918
Texas	9	1,079	34,705	88	4,277	—	4,277
Virginia	9	934	62,655	96	3,762	—	3,762
Other (20 States)	46	5,210	158,553	78	18,899	—	18,899

	157	18,548	$656,454	82%	$81,890	$—	$81,890

Assisted Living Facilities and CCRCs:		(Units)
Arizona	3	554	$35,897	91%	$4,074	$—	$4,074
California	8	629	43,518	84	4,208	—	4,208
Colorado	1	236	38,831	100	4,332	—	4,332
Florida	17	2,473	197,429	90	16,354	2,478	13,876
Michigan	2	570	61,314	93	3,168	—	3,168
New Jersey	4	279	21,720	87	2,475	—	2,475
Ohio	3	375	20,351	73	2,799	—	2,799
South Carolina	6	650	44,653	81	4,575	—	4,575
Texas	25	2,539	224,496	82	27,235	84	27,151
Washington	4	320	22,099	96	2,112	—	2,112
Other (18 States)	30	2,499	195,335	84	17,195	2,511	14,684

	103	11,124	$905,643	86%	$88,527	$5,073	$83,454

Medical Office Buildings:		(Sq. Ft.)
Arizona	7	301	$42,366	90%	$5,266	$1,730	$3,536
California	11	607	128,021	92	18,115	5,086	13,029
Colorado	2	166	24,944	79	2,690	1,141	1,549
Indiana	13	393	73,808	90	12,374	6,368	6,006
Minnesota	2	141	23,676	100	4,490	1,962	2,528
Nevada	4	388	82,312	96	8,214	1,022	7,192
Tennessee	4	410	37,719	94	5,551	1,526	4,025
Texas	10	905	106,840	95	14,728	3,921	10,807
Other (9 States)	37	1,899	311,219	92	27,004	6,205	20,799

	90	5,210	$830,905	94%	$98,432	$28,961	$69,471

Facility Location	Number of Facilities	Capacity(1)	Investment(2)	Average Occupancy(3)	2004 Revenue	Operating Expenses(4)	Revenue Less Operating Expenses(4)
Other Health Care Facilities:		(Sq. Ft.)
California	3	421	$87,148	100%	$11,496	$3,212	$8,284
Connecticut	3	137	9,157	100	1,074	—	1,074
Massachusetts	1	39	4,668	100	454	—	454
Rhode Island	2	75	4,274	100	520	—	520
Tennessee	2	101	12,991	100	1,365	—	1,365
Utah	8	510	75,537	100	9,528	2,117	7,411
Wisconsin	5	180	20,195	100	2,094	—	2,094

	24	1,463	$213,970	100%	$26,531	$5,329	$21,202

Total Owned Properties	401		$3,336,929		$388,148	$39,363	$348,785

Mortgage Loans	26		$140,700

Unconsolidated Joint Ventures:
HCP MOP	94		$53,710
Other	6		6,796

Total	100		$60,506

Total Portfolio	527		$3,538,135

(1)	Hospitals and skilled nursing facilities are measured by licensed bed count. Assisted living facilities and CCRCs are apartment-like facilities and are therefore stated in units (studio, one or two bedroom apartments). Medical office buildings and other health care facilities are measured in square feet.

(2)	Represents the carrying amount of our real estate assets after adding back accumulated depreciation for owned properties. Represents the carrying amount of our investment in unconsolidated joint ventures and mortgage loans receivable. Excludes assets to be sold and classified as discontinued operations.

(3)	This information is derived from information provided by our tenants for the most recently provided quarter through September 30, 2004. Excluded are facilities under construction, newly completed facilities under start-up, vacant facilities, and facilities where the data is not available or not meaningful. Occupancy computations are weighted by number of beds/units/square feet. Long-term care facilities are computed using available beds which can sometimes be less than the number of licensed beds a facility may have. All occupancy percentages represent occupancy performance by our tenants’ health care operations except for MOB and other health care facilities data which represents the Company’s occupancy performance.

(4)	Because the tenant is responsible for operating expenses under a triple-net lease, management believes revenues are not comparable between property types without deducting our operating expenses for properties leased under gross or modified gross leases. Operating expenses are property level costs and exclude depreciation expense. Revenue includes tenant reimbursements of operating expenses.

The following is summarized unaudited information for HCP MOP:

Facility Location	Number of Facilities	Capacity	Investment(1)	Average Occupancy	2004 Revenue	Operating Expenses(2)	Revenue Less Operating Expenses(2)
		(Sq. Ft.)
Alaska	1	98	$10,549	100%	$1,558	$729	$829
California	1	22	4,859	100%	772	328	444
Colorado	1	118	23,546	100%	3,659	1,167	2,492
Florida	14	827	85,043	90%	11,277	5,060	6,217
Georgia	5	154	8,265	92%	1,866	1,167	699
Kentucky	1	22	1,050	62%	177	111	66
Louisiana	11	428	23,115	80%	5,228	3,075	2,153
Nevada	5	359	29,952	78%	5,962	2,978	2,984
South Carolina	1	53	3,041	64%	594	313	281
Tennessee	18	1,210	94,639	88%	17,376	8,916	8,460
Texas	29	1,801	175,825	91%	31,399	13,777	17,622
Virginia	4	116	6,323	84%	1,281	774	507
Washington	1	59	4,525	92%	850	395	455
West Virginia	2	69	4,037	88%	1,036	635	401

Total	94	5,336	$474,769	88%	$83,035	$39,425	$43,610

(1)	Represents the carrying amount of real estate assets within the joint venture after adding back accumulated depreciation.

(2)	Because the tenant is responsible for operating expense under a triple net lease, management believes revenues are not comparable between property types without deducting operating expenses for properties leased under gross or modified gross leases. Operating expenses are property level costs and exclude depreciation expense. Revenue includes tenant reimbursements for operating costs.

ITEM 3.	Legal Proceedings

On March 12, 2004, James G. Reynolds, our former Executive Vice President and Chief Financial Officer, filed a lawsuit against us and Kenneth B. Roath, the Company’s Chairman, and James F. Flaherty III, our Chief Executive Officer and a director. As previously reported, the Company settled this lawsuit on August 24, 2004. The settlement included a payment of $2.9 million to Mr. Reynolds of which our insurance carrier reimbursed us approximately $1.3 million.

During 2004 and at December 31, 2004, we were not a party to any other material legal proceedings.

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

	2004		2003		2002
	High	Low	High	Low	High	Low
First Quarter	$29.09	$25.30	$19.66	$16.68	$20.68	$17.90
Second Quarter	28.60	21.68	21.18	16.76	21.95	19.45
Third Quarter	26.00	23.89	23.35	20.84	22.25	18.40
Fourth Quarter	28.85	26.18	25.63	22.52	22.54	18.64

As of February 28, 2005, there were approximately 5,568 stockholders of record and approximately 124,539 beneficial stockholders of our common stock.

It has been our policy to declare quarterly dividends to the common stock shareholders so as to comply with applicable provisions of the Internal Revenue Code governing REITs. The cash dividends per share paid on common stock are set forth below:

	2004	2003	2002
First Quarter	$0.4175	$0.4150	$0.4000
Second Quarter	0.4175	0.4150	0.4050
Third Quarter	0.4175	0.4150	0.4100
Fourth Quarter	0.4175	0.4150	0.4150

HCPI/Indiana. On December 4, 1998, we completed the acquisition of a managing member interest in HCPI/Indiana, LLC, a Delaware limited liability company (“HCPI/Indiana”), in exchange for a cash contribution of approximately $31.6 million. In connection with this acquisition, three individuals affiliated with Bremmer & Wiley, Inc. contributed a portfolio of seven medical office buildings to HCPI/Indiana with an aggregate equity value (net of assumed debt) of approximately $2.8 million. In exchange for this capital contribution, the contributing individuals received 89,452 non-managing member units of HCPI/Indiana.

The Amended and Restated Limited Liability Company Agreement of HCPI/Indiana, LLC provides that only we are authorized to act on behalf of HCPI/Indiana and that we have responsibility for the management of its business.

Each non-managing member unit of HCPI/Indiana is exchangeable for an amount of cash approximating the then-current market value of two shares of our common stock or, at our option, two shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications). HCPI/Indiana relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, in connection with the issuance and sale of the non-managing member units. We have registered 178,904 shares of our common stock for issuance from time to time in exchange for units.

HCPI/Utah. On January 25, 1999, we completed the acquisition of a managing member interest in HCPI/Utah, LLC, a Delaware limited liability company (“HCPI/Utah”), in exchange for a cash contribution of approximately $18.9 million. In connection with this acquisition, several entities affiliated with The Boyer Company, L.C. (“Boyer”) contributed a portfolio of 14 medical office buildings (including two ground leaseholds associated therewith) to HCPI/Utah with an aggregate equity value (net of assumed debt) of approximately $18.9 million. In exchange for this capital contribution, the contributing entities received

593,247 non-managing member units of HCPI/Utah. At the initial closing, HCPI/Utah was also granted the right to acquire additional medical office buildings. Four additional buildings have been contributed to HCPI/Utah and the contributing entities received 133,134 non-managing member units of HCPI/Utah. An additional 56,488 non-managing member units were received by the contributing entities as a result of earn-out agreements on certain of the buildings.

The Amended and Restated Limited Liability Company Agreement of HCPI/Utah provides that only we are authorized to act on behalf of HCPI/Utah and that we have responsibility for the management of its business.

Each non-managing member unit of HCPI/Utah is exchangeable for an amount of cash approximating the then-current market value of two shares of our common stock or, at our option, two shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications). HCPI/Utah relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, in connection with the issuance and sale of the non-managing member units. We have registered 1,506,546 shares of our common stock for issuance from time to time in exchange for units.

HCPI/Utah II. On August 17, 2001, we completed the acquisition of a managing member interest in HCPI/Utah II, LLC, a Delaware limited liability company (“HCPI/Utah II”), in exchange for a cash contribution of approximately $32.8 million. In connection with the acquisition, several entities affiliated with Boyer contributed a portfolio of four medical office buildings, six health care laboratory and biotech research facilities (seven buildings are owned through ground leasehold interests) and undeveloped land with an aggregate equity value (net of assumed debt) of approximately $25.7 million to HCPI/Utah II. In exchange for this capital contribution, the contributing entities received 738,923 non-managing member units of HCPI/Utah II. At the initial closing, HCPI/Utah II was also granted the right to acquire eight additional medical office buildings. Subsequent contributions have resulted in the acquisition of six additional buildings. In connection with the contribution of these six additional buildings, the contributing entities received 184,169 non-managing member units since the initial closing. An additional 93,276 non-managing member units were received by the contributing entities as a result of earn-out agreements on certain buildings.

The Amended and Restated Limited Liability Company Agreement of HCPI/Utah II provides that only we are authorized to act on behalf of HCPI/Utah II and that we have responsibility for the management of its business.

Each non-managing member unit of HCPI/Utah II is exchangeable for an amount of cash approximating the then-current market value of two shares of our common stock or, at our option, two shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications). HCPI/Utah II relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, in connection with the issuance and sale of the non-managing member units. We have registered 2,032,736 shares of our common stock for issuance from time to time in exchange for units.

HCPI/Tennessee. On October 2, 2003, we completed the acquisition of a managing member interest in HCPI/Tennessee, LLC, a Delaware limited liability company (“HCPI/Tennessee”), in exchange for the contribution of property interests with an aggregate equity value of approximately $7.0 million and $169,000 in cash. In connection with the formation of the LLC, MedCap Properties, LLC (“MedCap”) contributed certain property interests to HCPI/Tennessee with an aggregate equity value of approximately $48.2 million. In exchange for this capital contribution, MedCap received 1,064,539 non-managing member units of HCPI/Tennessee. MedCap distributed its non-managing member units in HCPI/Tennessee to the owners of MedCap, including Charles A. Elcan, who is now an Executive Vice President of HCP.

The Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee provides that only we are authorized to act on behalf of HCPI/Tennessee and that we have responsibility for the management of its business.

Each non-managing member unit of HCPI/Tennessee is exchangeable for an amount of cash approximating the then-current market value of two shares of our common stock or, at our option, two shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications). HCPI/Tennessee relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, in connection with the issuance and sale of the non-managing member units. We have registered 2,129,078 shares of our common stock for issuance from time to time in exchange for units.

ITEM 6.	Selected Financial Data

Set forth below is our selected financial data as of and for each of the years in the five year period ended December 31, 2004.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands, except per share data)
Income statement data:
Total revenue	$428,684	$376,304	$325,787	$292,646	$287,973
Income from continuing operations	157,846	145,942	130,312	107,181	99,541
Net income applicable to common shares	147,910	121,849	112,480	96,266	108,867
Income from continuing operations applicable to common shares:
Basic earnings per common share	1.04	0.87	0.92	0.76	0.73
Diluted earnings per common share	1.03	0.87	0.90	0.76	0.73
Net income applicable to common shares:
Basic earnings per common share	1.12	0.98	0.98	0.89	1.07
Diluted earnings per common share	1.11	0.97	0.96	0.89	1.07
Balance sheet data:
Total assets	3,102,634	3,035,957	2,748,417	2,431,153	2,394,852
Debt obligations(1)	1,486,206	1,407,284	1,333,848	1,057,752	1,158,928
Stockholders’ equity	1,419,442	1,440,617	1,280,889	1,246,724	1,139,283
Other data:
Dividends paid	243,250	223,231	213,349	190,123	175,079
Dividends paid per common share	1.67	1.66	1.63	1.55	1.47

(1)	Includes bank line of credit, senior unsecured notes and mortgage debt.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Language Regarding Forward Looking Statements

Statements in this Annual Report that are not historical factual statements are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The statements include, among other things, statements regarding the intent, belief or expectations of Health Care Property Investors, Inc. and its officers and can be identified by the use of terminology such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “should” and other comparable terms or the negative thereof. In addition, we, through our senior management, from time to time make forward looking oral and written public statements concerning our expected future operations and other developments. Readers are cautioned that, while forward looking statements reflect our good faith belief and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties. Actual results may differ materially from the expectations contained in the forward looking statements as a result of various factors. In addition to the factors set forth under “Risk Factors” in this Annual Report, readers should consider the following:

(a)	Legislative, regulatory, or other changes in the health care industry at the local, state or federal level which increase the costs of or otherwise affect the operations of, our tenants and mortgagors;

(b)	Changes in the reimbursement available to our tenants and mortgagors by governmental or private payors, including changes in Medicare and Medicaid payment levels and the availability and cost of third party insurance coverage;

(c)	Competition for tenants and mortgagors, including with respect to new leases and mortgages and the renewal or rollover of existing leases;

(d)	Availability of suitable health care facilities to acquire at a favorable cost of capital and the competition for such acquisition and financing of health care facilities;

(e)	The ability of our tenants and mortgagors to operate our properties in a manner sufficient to maintain or increase revenues and to generate sufficient income to make rent and loan payments;

(f)	The financial weakness of some operators, including potential bankruptcies, which results in uncertainties in our ability to continue to realize the full benefit of such operators’ leases;

(g)	Changes in national or regional economic conditions, including changes in interest rates and the availability and cost of capital;

(h)	The risk that we will not be able to sell or lease facilities that are currently vacant;

(i)	The potential costs of SB 1953 compliance with respect to our hospital in Tarzana, California;

(j)	The financial, legal and regulatory difficulties of two significant operators, Tenet and HealthSouth; and

(k)	The potential impact of existing and future litigation matters.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Summary

We are a real estate investment trust (“REIT”) that invests in health care related properties located throughout the United States. We develop, acquire and manage health care real estate, and provide mortgage financing to health care providers. We invest directly, often structuring sale-leaseback transactions, and through joint ventures. At December 31, 2004, our real estate portfolio, including those held through joint ventures and mortgage loans, consisted of interests in 527 facilities located in 43 states.

The current operating environment presents many business challenges including (i) the prospect of rising interest rates, (ii) unprecedented state and federal budget deficits that are likely to dampen government reimbursement to the Medicare and Medicaid programs in the years to come, and (iii) a healthcare system in the United States that is projected to increase from 15.3% of gross domestic product (“GDP”) to 17.7% of GDP by 2012, according to the Centers for Medicare and Medicaid Services. Furthermore, health care real estate valuations are at unprecedented high levels driven, in part, by the emergence of new well-capitalized entrants into the health care real estate marketplace.

Our business strategy is based on three principles: (i) opportunistic investing, (ii) portfolio diversification, and (iii) conservative financing. We actively redeploy capital from investments with lower return potential into assets with higher return potential, and recycle capital from shorter term to longer term investments. We make investments where the expected risk-adjusted return exceeds our cost of capital and strive to leverage our operator and other business relationships.

Our strategy contemplates acquiring and developing properties on favorable terms. We attempt to structure transactions that are tax-advantaged and mitigate risks in our underwriting process. Generally, we prefer larger, more complex “negotiated” transactions that leverage our management team’s experience and infrastructure. During 2004, we made gross investments of $538 million, including $70 million of MOB development properties placed into service mid-year. These investments had an average first year yield on cost of just over 9% and allowed us to recycle $100 million of capital with two operators — ARC and Emeritus — from shorter term loans into long term leases. Our 2004 net investments of $438 million were allocated among the following healthcare sectors: (i) 23% assisted living facilities and CCRCs, (ii) 19% skilled nursing facilities, (iii) 49% MOBs, and (iv) 9% life sciences properties.

We follow a disciplined approach to enhancing the value of our existing portfolio, including the ongoing evaluation of properties for potential disposition that no longer fit our strategy. We sold 32 properties during 2004 for $170 million and had 12 properties with a carrying amount of $13.0 million as held for sale at year-end.

We primarily generate revenue by leasing health care related properties under long-term operating leases. Most of our rents are received under triple net leases; however, MOB rents are typically structured as gross or modified gross leases. Accordingly, for MOBs we incur certain property operating expenses, such as real estate taxes, repairs and maintenance, property management fees, utilities and insurance. Our growth depends, in part, on our ability to (i) increase rental income by increasing occupancy levels and rental rates, (ii) maximize tenant recoveries, and (iii) control operating and other expenses. Our operations are impacted by property specific, market specific, general economic and other conditions.

Access to external capital on favorable terms is critical to the success of our strategy. We attempt to match the long-term duration of our leases with long-term fixed rate financing. At December 31, 2004, 23% of our consolidated debt is at variable interest rates. We intend to maintain an investment grade rating on our fixed income securities and manage various capital ratios and amounts within appropriate parameters. Our senior debt is rated BBB+ by both Standard & Poor’s and Fitch Ratings and Baa2 by Moody’s Investors Service.

Capital market access impacts our cost of capital and our ability to refinance existing indebtedness as it matures, as well as to fund future acquisitions and development through the issuance of additional securities. Our ability to access capital on favorable terms is dependent on various factors, including general market conditions, interest rates, credit ratings on our securities, perception of our potential future earnings and cash distributions, and the market price of our capital stock.

2004 Overview

Real Estate Transactions

•	On January 16, 2004, we acquired a health care laboratory and biotech research facility located in San Diego, California for a purchase price of approximately $40 million.

•	On February 27, 2004, we sold a portfolio of seven MOBs and ten other health care facilities for $127.6 million and used a portion of the proceeds to retire $31.3 million of related mortgage debt at an average interest rate of 7.67%.

•	On April 30 and June 1, 2004, we acquired nine skilled nursing facilities with a total of 934 beds for approximately $63 million in related transactions. The nine facilities, leased to the same operator, have an initial lease term of five years with three five-year renewal options. The first year annual lease rate is approximately 9.3%.

•	On June 10, 2004, we acquired a 79,000 square foot MOB located in Las Vegas, Nevada, for a purchase price of approximately $22 million.

•	On July 15, 2004, we acquired substantially all of American Retirement Corporation’s (“ARC”) interest in three CCRCs and one assisted living facility for $113 million. The transaction was structured as a sale-leaseback with an initial lease term of ten years and three ten-year renewal options. The first year lease rate is 9% with additional rents contingent on facility revenue exceeding certain thresholds. ARC used a portion of the proceeds to repay its existing $82.6 million secured loan and interest thereon to us. Additionally, we provided ARC with a new $5.7 million mortgage loan at 9%, which was repaid in 2005.

•	On July 28, 2004, we acquired eleven assisted living facilities from Emeritus Corporation for $84 million, including $56 million of assumed debt, through a sale-leaseback transaction. These facilities have an initial lease term of 15 years, with two ten-year renewal options. The initial annual lease rate is approximately 9.25% with Consumer Price Index (“CPI”) based escalators not exceeding 3% annually. Emeritus used $17 million of the proceeds to repay existing debt owed to us. The $56 million of assumed debt was subsequently repaid by us in December 2004.

•	On December 17, 2004, we acquired three MOBs, a 42% condominium interest in a fourth MOB and one retail/garage building for $111 million from Swedish Medical Center in Seattle, Washington. These properties include approximately 481,000 rentable square feet and nearly 2,000 parking spaces. Swedish Medical Center occupies 20% of the rentable square feet and the properties were 96% occupied when acquired.

•	In mid-2004, we placed into service $70 million of MOB development properties.

•	During 2004, we sold properties valued at approximately $170 million, including $127.6 million of properties sold on February 27, 2004 as noted above, principally comprised of MOBs.

Financing Transactions

•	In January 2004, we received $92 million of net proceeds in connection with the completion of $288 million of non-recourse mortgage financings by HCP Medical Office Portfolio, LLC (“HCP MOP”), a joint venture between us and an affiliate of General Electric (“GE”). The weighted average fixed interest rate on $254 million of such indebtedness was 5.57% with the balance at variable interest rates based on LIBOR plus 1.75%.

•	On June 3, 2004 we issued $25 million in aggregate principal amount of 6.00% senior notes due 2014 and $25 million in aggregate principal amount of variable-rate senior notes due 2014. On July 13, 2004, we issued $37 million in aggregate principal amount of 6.00% senior notes due 2014.

•	On October 26, 2004, we closed a new $500 million, three-year, unsecured revolving credit facility which replaced our previous $490 million line of credit. The new agreement is priced, based upon our current credit rating, at 65 basis points over LIBOR with a 15 basis point facility fee.

Other Events

•	On January 22, 2004, we announced that our Board of Directors approved a 2-for-1 stock split effective March 2, 2004.

•	On October 15, 2004, we and GE authorized the expansion of our HCP MOP joint venture from $600 million to $1.1 billion of total capitalization.

•	Dividends paid were $1.67 per share for 2004 and are expected to be $1.68 per share in 2005. Our Board of Directors has determined to continue the policy established in 2003 of considering dividend increases on an annual rather than quarterly basis.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”), requires management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on our experience and on various other assumptions believed to be reasonable under the circumstances. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied resulting in a different presentation of our financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain.

Revenue Recognition

Rental income from tenants is our principal source of revenue and is recognized in accordance with GAAP, including Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). For leases with minimum scheduled rent increases, we recognize income on a straight-line basis over the lease term when collectibility is reasonably assured. Recognizing rental income on a straight-line basis for leases results in recognized revenue exceeding amounts contractually due from the tenant. Such cumulative excess amounts are included in other assets in our consolidated balance sheets. In the event we determine that collectibility of amounts for straight-line rents is not reasonably assured, we limit future recognition to amounts contractually owed and, where appropriate, we establish an allowance for estimated losses.

We monitor the liquidity and creditworthiness of our tenants and borrowers on an ongoing basis. Our evaluation considers industry and economic conditions, property performance, security deposits and guarantees, and other matters. We establish provisions and maintain an allowance for estimated losses resulting from the possible inability of our tenants and borrowers to make payments sufficient to recover recognized assets. For straight-line rent amounts, our assessment is based on income recoverable over the term of the lease. Our ability to assess the collectibility potential of amounts to be received from tenants and borrowers directly affects our reported financial position and results of operations.

Real Estate

Real estate, consisting of land, buildings, and improvements, is recorded at cost. We allocate the cost of the acquisition to the acquired tangible and identified intangible assets and liabilities, primarily lease related intangibles, based on their estimated fair values in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations.

We assess fair value based on estimated cash flow projections that utilize appropriate discount and/or capitalization rates, as well as available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.

We record acquired “above and below” market leases at their fair value, using a discount rate which reflects the risks associated with the leases acquired, equal to the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed-rate renewal options for below-market leases. Other intangible assets acquired include amounts for in-place lease values that are based on our evaluation of the specific characteristics of each tenant’s lease. Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods, market conditions, and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, we consider leasing commissions, legal and other related costs.

Real estate assets are periodically reviewed for potential impairment by comparing the carrying amount to the expected undiscounted future cash flows to be generated from the assets. If the sum of the expected future net undiscounted cash flows is less than the carrying amount of the property, we will recognize an impairment loss by adjusting the asset’s carrying amount to its estimated fair value. Fair value for properties to be held and used is based on the present value of the future cash flows expected to be generated from the asset. Properties held for sale are recorded at the lower of carrying amount or fair value less costs to dispose. Our ability to accurately predict future cash flows impacts the determination of fair value, which may significantly impact our reported results of operations.

Consolidation and Investments in Joint Ventures

Our consolidated financial statements include the accounts of Health Care Property Investors, Inc., its wholly owned subsidiaries and its controlled, through voting rights or other means, joint ventures. We adopted Interpretation No. 46R, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research bulletin No. 51” (“FIN 46”) effective January 1, 2004 for variable interest entities created before February 1, 2003, and effective January 1, 2003 for variable interest entities created after January 31, 2003. FIN 46 provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and the determination of which business enterprise is the primary beneficiary of the VIE. Application of FIN 46 requires complex judgments and estimates. Our ability to correctly assess our influence or control over an entity affects our reported financial condition and results of operations. A variable interest entity is broadly defined as an entity where either (i) the equity investors as a group, if any, do not have a controlling financial interest or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional financial support. We consolidate investments in VIEs when we determine that we are the primary beneficiary of the VIE. The adoption of FIN 46 resulted in the consolidation of five joint ventures effective January 1, 2004, that were previously accounted for under the equity method. The consolidation of these joint ventures did not have a significant effect on our consolidated financial statements or results of operations.

Investments in entities in which we do not consolidate but over which we have the ability to exercise significant influence over operating and financial policies are reported under the equity method. Generally, under the equity method of accounting, our share of the investee’s earnings or loss is included in our operating results.

Results of Operations

Year Ended December 31, 2004 as Compared to Year Ended December 31, 2003

Rental income.    Triple net rental income increased 17% to $280.1 million primarily due to acquisitions completed in 2004. We also recognized $5.7 million of rental income during the fourth quarter of 2004 resulting from a change in estimate related to the collectibility of straight-line rental income from ARC. The consolidation of five joint ventures upon the adoption of FIN 46 effective January 2004 increased reported triple net rental income by approximately $2.8 million.

Medical office building rental income increased 28% to $108.6 million in 2004. The increase is primarily related to 13 properties purchased from MedCap in October 2003, including four development properties we placed in service in mid-2004, and other MOB acquisition activities.

Equity income.    Equity income from unconsolidated joint ventures reflects a full year of operations from HCP MOP in 2004 versus three months in 2003. This was offset by higher HCP MOP interest expense following HCP MOP obtaining $288 million of non-recourse mortgage debt in early 2004. During 2004 and 2003, we recognized $1.5 million and $1.7 million of equity income from HCP MOP, respectively. At December 31, 2004, 100 properties were held by unconsolidated joint ventures, including HCP MOP, compared to 115 properties at December 31, 2003.

Interest and other income.    Interest and other income for 2004 was $37.9 million representing a decline of 22%. The change reflects the net effects of (i) $4.6 million of revenue from the recognition of ARC related interest income upon the repayment during 2004 to us by ARC of $83 million of debt and accrued interest thereon, and (ii) a reduced level of loans receivable following the aforementioned repayment from ARC and a $17 million repayment from Emeritus. During 2004 and 2003, we also recognized management and other fees from HCP MOP of $3.1 million and $2.5 million, respectively. Other income in 2003 includes a $3.4 million tax related accrual reversal related to our 1999 acquisition of American Health Properties.

Interest expense.    Interest expense increased slightly over 2003. The increase was due to the net effects of (i) the assumption of $81 million of mortgage debt in conjunction with the ARC and Emeritus transactions in July 2004, (ii) the retirement of $31 million of mortgage debt in the first quarter of 2004 in connection with the sale of $127 million of MOB and other health care properties, and (iii) other changes in average borrowings levels. Interest expense in 2004 also included $0.8 million of previously unamortized deferred financing costs that were written off in connection with the refinancing of our revolving credit agreement.

Operating costs and expenses.    Operating costs were $43.3 million during 2004 representing an increase of 33%. Operating costs are predominately related to MOB properties that are leased under gross or modified gross lease agreements where we share certain costs with tenants. Additionally, we contract with third party property managers on most of our MOB properties. Accordingly, the number of properties in our MOB portfolio directly impacts operating costs. The increases were primarily attributable to the acquisition of 13 properties from MedCap in October 2003, including four development properties we placed in service in mid-2004. In the fourth quarter of 2004, we increased our allowance for loan losses by $1.6 million on certain unsecured loans. The provision resulted from one operator who defaulted on the payment of two of four unsecured notes upon their maturity and our recent credit assessment of another operator.

General and administrative expenses.    General and administrative expenses were $36.0 million in 2004 compared to $24.4 million in 2003, primarily reflecting higher employee compensation costs. Also contributing to the increase was $0.7 million in expenses associated with the move of our corporate offices to Long Beach, CA, $1.5 million in income tax expense on income from certain assets held in a TRS, and a charge of $1.6 million related to the settlement of a lawsuit filed against us by our former Executive Vice President and Chief Financial Officer. Additionally, during 2004 we implemented a new information technology system to enhance our reporting and asset management activities and expended considerable resources towards compliance with recent regulatory requirements, principally the Sarbanes-Oxley Act of 2002.

Depreciation and amortization.    Real estate depreciation and amortization increased primarily due to the acquisition and construction of properties aggregating approximately $538 million during 2004 and $239 million during 2003.

Impairments.    Impairment losses on real estate were $17.1 million in 2004 and $14.0 million in 2003. Included in continuing operations were impairments of $3.2 million and $2.1 million for 2004 and 2003, respectively, which relate to two and one properties, respectively.

Discontinued operations.    Income from discontinued operations for 2004 and 2003 were $11.2 million and $12.6 million, respectively. The decrease is due to a decline in operating income from discontinued operations of $8.4 million to $4.0 million for 2004 partially offset by a net gain on real estate dispositions and impairments of $7.2 million in 2004 compared to a net gain on real estate dispositions and impairments of $0.2 million in 2003.

Year Ended December 31, 2003 as Compared to Year Ended December 31, 2002

Rental income.    Triple net related income increased 6% to $240.2 million during 2003, primarily attributable to acquisitions. MOB rental income for 2003 increased 17% primarily due to acquisition and development activity.

Equity income.    Equity income from unconsolidated joint ventures was $2.9 million for 2003 compared to $0.9 million in 2002 reflecting our investment in HCP MOP in October 2003. During 2003, we recognized $1.7 million of equity income from HCP MOP. At December 31, 2003, 115 properties were held by unconsolidated joint ventures, including HCP MOP, compared to 19 properties at December 31, 2002.

Interest and other income.    Interest and other income increased primarily due to the September 2002 loan to ARC, as well as a partial prepayment of that loan in September 2003. Other income in 2003 includes a $3.4 million tax related accrual reversal related to our 1999 acquisition of American Health Properties.

Interest expense.    Interest expense was higher in 2003 due to the issuance of $200 million principal amount of 6% long term debt in February 2003 and $250 million principal amount of 6.45% long term debt in June 2002.

Operating cost and expenses.    Operating costs were $32.5 million for 2003 representing an increase of 28%. The increase was primarily attributable to the acquisition of 13 properties from MedCap in October 2003.

General and administrative.    General and administrative expenses increased 31% to $24.4 million for 2003. Higher general and administrative expenses were caused by costs related to vacant properties, an increase in troubled operators, duplicate asset management functions resulting from the acquisition and transition of MedCap, and higher employee compensation costs.

Depreciation and amortization.    Real estate depreciation and amortization increased 8% to $73.3 million as a result of the acquisition of properties totaling approximately $239 million during 2003 and $233 million in 2002.

Impairments.    Impairment losses included in continuing operations were $2.1 million and zero for the 2003 and 2002, respectively. Impairment losses included in continuing operations during 2003 relate to one property.

Preferred stock redemptions.    Preferred stock redemption charges were $18.6 million in 2003 and relate to the repurchase of outstanding preferred stock at an amount in excess of the carrying amount.

Discontinued operations.    The increase in income from discontinued operations for 2003 is due to a net gain on real estate dispositions and impairments of $0.2 million compared to a net loss on real estate dispositions and impairments of $10.3 million in 2002, partially offset by a decline in operating income from discontinued operations of $5.0 million to $12.4 million for 2003 from $17.4 million in 2002. Discontinued operations include impairment charges of $11.9 million and $11.0 million for 2003 and 2002, respectively.

Liquidity and Capital Resources

Our principal liquidity needs are to (i) fund normal operating expenses, (ii) meet debt service requirements, (iii) fund capital expenditures including tenant improvements and leasing costs, (iv) fund acquisition and development activities, and (v) make minimum distributions required to maintain our REIT qualification under the Internal Revenue Code, as amended.

We believe these needs will be satisfied using cash flows generated by operations and provided by financing activities. We intend to repay maturing debt with proceeds from future debt and/or equity offerings and anticipate making future investments dependent on the availability of cost-effective sources of capital. We use the public debt and equity markets as our principal source of financing. As of December 31, 2004, our senior debt is rated BBB+ by both Standard & Poor’s Ratings Group and Fitch Ratings and Baa2 by Moody’s Investors Service.

Net cash provided by operating activities was $272.5 million and $263.6 million for 2004 and 2003, respectively. Cash flow from operations reflects increased revenues offset by higher costs and expenses, and changes in receivables, payables, accruals, and deferred revenue. Our cash flows from operations are dependent upon the occupancy level of multi-tenant buildings, rental rates on leases, our tenants’ performance on their lease obligations, the level of operating expenses, and other factors. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.

Net cash used in investing activities was $82.0 million during 2004 and principally reflects the net effect of: (i) $127.6 million received from the sale of seven medical office buildings and 10 other health care related facilities in the first quarter, (ii) $340.9 million principally used to fund acquisitions, (iii) $92.0 million received from HCP MOP upon the completion of $288 million of non-recourse mortgage financing, and (iv) $25.6 million in principal repayments received on loans. The ARC and Emeritus transactions retired approximately $100 million of aggregate loans owed to us simultaneously with the related property acquisitions. Accordingly, this portion of these transactions has been considered a non-cash activity. See Note 12 to the Consolidated Financial Statements. During 2004 and 2003, we used $3.4 million and $6.5 million to fund lease commissions and tenant and capital improvements, respectively.

Net cash used in financing activities was $187.8 million for 2004 and includes: (i) the repayment of approximately $92.0 million of senior notes, (ii) payment of common and preferred dividends aggregating $243.3 million, and (iii) repayments on mortgage debt of $69.4 million, including $56.6 million of debt we assumed in connection with the Emeritus transaction. These uses were partially offset by proceeds of $42.6 million from common stock issuances, $87.0 million from senior note issuances, and $102.1 million from net proceeds on our line of credit. In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income to our shareholders. Accordingly, we intend to continue to make regular quarterly distributions to holders of our common and preferred stock.

At December 31, 2004, we held approximately $16.9 million in deposits and $27.6 million in irrevocable letters of credit from commercial banks securing tenants’ lease obligations and borrowers’ loan obligations. We may draw upon the letters of credit or depository accounts if there are defaults under the related leases or loans. Amounts available under letters of credit could change based upon facility operating conditions and other factors and such changes may be material.

Debt

At December 31, 2004, we have the following outstanding debt:

Revolving line of credit.    Borrowings under the line of credit were $300 million at December 31, 2004 with a weighted average interest rate of 3.14%. On October 26, 2004, we closed a new $500 million three-year unsecured revolving credit facility. The facility accrues interest, based on our current credit ratings, at 65 basis points over LIBOR with a 15 basis point facility fee. In addition, a competitive bid option, whereby the lenders participating in the credit facility bid on the interest to be charged which may result in a reduced interest rate, is available for up to 50% of borrowings. The credit facility also contains an “accordion” feature allowing borrowings to be increased by $100 million in certain conditions.

The new credit agreement contains certain financial restrictions and requirements customary in transactions of this type. The more significant covenants, using terms defined in the agreements, limit (i) Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) Secured Debt to Consolidated Total Asset Value to 30% and (iii) Unsecured Debt to Consolidated Unencumbered Asset Value to 60%. We must also maintain (i) a Fixed Charge Coverage ratio, as defined, of 1.75 times and (ii) a formula-determined Minimum Tangible Net Worth. As of December 31, 2004 we were in compliance with each of these restrictions and requirements.

Mortgage debt.    At December 31, 2004, we had $139.4 million in mortgage debt secured by 28 health care facilities with a carrying amount of $268.4 million. Interest rates on the mortgage notes ranged from 1.07% to 9.32% with a weighted average rate of 7.86% at December 31, 2004.

The instruments encumbering the properties restrict title transfer of the respective properties subject to the terms of the mortgage, prohibit additional liens, require payment of real estate taxes, maintenance of the properties in good condition, maintenance of insurance on the properties and include a requirement to obtain lender consent to enter into material tenant leases.

Senior unsecured notes.    At December 31, 2004 we had $1.0 billion in aggregate principal amount of senior unsecured notes outstanding. Interest rates on the notes ranged from 3.39% to 7.875% with a weighted average rate of 6.55% at December 31, 2004.

Senior unsecured notes include $200 million principal amount of 6.875% Mandatory Par Put Remarketed Securities (“MOPPRS”) due June 8, 2015. The MOPPRS contain an option (the “MOPPRS Option”) exercisable by the Remarketing Dealer, an investment bank affiliate, which derives its value from the yield on ten-year U.S. Treasury rates relative to a fixed strike rate of 5.565%. Generally, the value of the option to the Remarketing Dealer increases as ten-year Treasury rates decline and the option’s value to the Remarketing Dealer decreases as ten-year Treasury rates rise. The ten year U.S. Treasury rate at December 31, 2004 was 4.24%. The value of this option to the Remarketing Dealer approximated $20 million at December 31, 2004. Conversely, such amount represents a potential unrecognized loss to us.

On June 8, 2005, if the ten-year Treasury rate is less than 5.565%, we expect that the Remarketing Dealer will exercise the MOPPRS Option, redeem the securities from the holders at par plus accrued interest, and reissue the senior notes as ten-year notes at a premium based on a fixed coupon interest rate set at our applicable credit spread plus 5.565%. However, if the ten-year Treasury rate is above 5.565%, we expect that the Remarketing Dealer will redeem the outstanding senior notes and we will be required to repurchase the outstanding MOPPRS at par plus accrued interest.

Debt Maturities

The following table summarizes our stated debt maturities and scheduled principal repayments at December 31, 2004 (in thousands):

Year	Amount
2005	$247,198
2006	142,391
2007	444,161
2008	7,178
2009	4,605
Thereafter	643,404

$1,488,937

Equity

At December 31, 2004, we have outstanding 4,000,000 shares of 7.25% Series E cumulative redeemable preferred stock, 7,820,000 shares of 7.10% Series F cumulative redeemable preferred stock, and 133.7 million shares of common stock.

During 2004, we issued approximately 853,000 shares of our common stock under our Dividend Reinvestment and Stock Purchase Plan at an average price per share of $25.37 for an aggregate amount of $21.7 million. We also received $21.1 million in proceeds from stock option exercises. At December 31, 2004, stockholders’ equity totaled $1.4 billion and our equity securities had a market value of $4.1 billion.

As of December 31, 2004, there were a total of 2.5 million non-managing member units outstanding in four limited liability companies of which we are the managing member: HCPI/Tennessee, LLC; HCPI/Utah, LLC; HCPI/Utah II, LLC; and HCPI/Indiana, LLC. The non-managing member units are exchangeable for an amount of cash approximating the then-current market value of two shares of our common stock or, at our option, two shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications). During the year ended December 31, 2004, we issued 20,287 non-managing member units.

As of December 31, 2004, we had $1.5 billion available for future issuances of debt and equity securities under a shelf registration statement filed with the SEC. These securities may be issued from time to time in the future based on our needs and the then-existing market conditions.

Off-Balance Sheet Arrangements

We own interests in certain unconsolidated joint ventures, including HCP MOP, as described under Note 6 to the Consolidated Financial Statements. Except in limited circumstances, our risk of loss is limited to our investment carrying amount and any outstanding loans receivable.

See Liquidity and Capital Resources — Debt for a discussion of the MOPPRS Option related to our senior unsecured notes.

We have no other material off balance sheet arrangements that we expect to materially effect our liquidity and capital resources except these described under “Contractual Obligations”.

Contractual Obligations

Following are our material contractual payment obligations and commitments at December 31, 2004 (in thousands):

	Less than One Year	2006-2007	2008-2009	More than Five Years	Total
Unsecured senior notes and mortgage debt	$247,198	$286,452	$11,783	$643,404	$1,188,837
Revolving line of credit	—	300,100	—	—	300,100
Acquisition and construction commitments	5,028	—	—	—	5,028
Operating leases	1,037	2,138	2,227	95,725	101,127
Interest expense	70,628	95,667	81,521	130,518	378,334

Total	$323,891	$684,357	$95,531	$869,647	$1,973,426

See Liquidity and Capital Resources — Debt for a discussion of the MOPPRS Option related to our senior unsecured notes.

Inflation

Our leases often provide for either fixed increases in base rents or indexed escalators, based on the Consumer Price Index or other measures, and/or additional rent based on increases in our tenant’s facility revenue. Substantially all of our MOB leases require the tenant to pay a share of property operating costs such as real estate taxes, insurance, utilities, etc. We believe that inflationary increases in expenses will be offset, in part, by the tenant expense reimbursements and contractual rent increases described above.

New Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements for the impact of new accounting standards.

ITEM 7a.	Quantitative and Qualitative Disclosures About Market Risk

At December 31, 2004, we are exposed to market risks related to fluctuations in interest rates on $11.9 million of variable rate mortgage notes payable, $300.1 million of variable rate bank debt and $25 million of variable senior notes. Of our consolidated debt of $1.5 billion at year end 2004, approximately 23% is at variable interest rates with the balance at fixed interest rates.

Fluctuation in the interest rate environment will not affect our future earnings and cash flows on our fixed rate debt until that debt must be replaced or refinanced. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt would change our future earnings and cash flows, but not affect the fair value of those instruments. Assuming a one percentage point increase in the interest rate related to the variable-rate debt including the mortgage notes payable, the bank line of credit and senior notes, and assuming no change in the outstanding balance as of December 31, 2004, interest expense for 2004 would increase by approximately $3.4 million, or $0.03 per common share on a diluted basis.

The principal amount and the average interest rates for our mortgage loans receivable and debt categorized by maturity dates is presented in the table below. The fair value estimates for the mortgage loans receivable are based on the estimates of management and on rates currently prevailing for comparable loans. The fair market value estimates for debt securities are based on discounting future cash flows utilizing current rates offered to us for debt of the same type and remaining maturity.

	Maturity							Fair Value
	2005	2006	2007	2008	2009	Thereafter	Total
	(dollars in thousands)
Loans Receivable:
Secured loans receivable	$16,377	$62,345	$12,854	$2,280	$7,076	$39,768	$140,700	$161,960
Weighted average interest rate	11.57%	10.32%	13.79%	10.50%	12.15%	11.02%	10.90%
Liabilities:
Variable rate debt:
Bank notes payable	—	—	$300,100	—	—	—	$300,100	$300,100
Weighted average interest rate	—	—	3.140%	—	—	—	3.14%
Senior notes payable	—	—	—	—	—	$25,000	$25,000	$25,000
Weighted average interest rate	—	—	—	—	—	3.39%	3.39%
Mortgage notes payable	$245	$3,655	—	—	—	$8,010	$11,910	$11,910
Weighted average interest rate	1.60%	1.07%	—	—	—	1.07%	1.08%
Fixed rate debt:
Senior notes payable	$231,000	$135,000	$140,000	—	—	$518,421	$1,024,421	$1,100,379
Weighted average interest rate	6.95%	6.71%	7.49%	—	—	6.22%	6.62%
Mortgage notes payable	$15,953	$3,736	$4,061	$7,178	$4,605	$91,973	$127,506	$151,945
Weighted average interest rate	9.14%	8.21%	8.21%	8.05%	8.02%	7.58%	7.86%

See Liquidity and Capital Resources — Debt for a discussion of the MOPPRS Option related to our senior notes.

ITEM 8.	Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

We have had no disagreements with our independent registered public accounting firm on accounting and financial disclosure.

ITEM 9a.	Controls and Procedures

Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Also, we have investments in certain unconsolidated entities. Our disclosure controls and procedures with respect to such entities are substantially more limited than those we maintain with respect to our consolidated subsidiaries.

As required by Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004. Based on the foregoing, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting. We devoted significant time and resources during 2004 to initiatives intended to improve our internal control over financial reporting. We undertook these actions in response to (i) management’s and the Audit Committee’s directives to strengthen internal controls as a result of our growth and increased complexity, and (ii) changes in laws and regulations affecting public companies, including requirements to comply with Section 404 of the Sarbanes Oxley Act of 2002 for the year ended December 31, 2004. As part of these initiatives, we established an internal audit function, implemented a new information system with significant changes in related processes and procedures, and enhanced our accounting and finance staff. Additionally, in connection with our Section 404 compliance effort, we addressed certain internal control deficiencies by, among other things, formalizing and communicating certain policies and procedures, redesigning and integrating systems and processes, strengthening information technology general and application controls, and improving authorization and monitoring controls. All significant initiatives are conducted under the Audit Committee’s and senior management’s oversight.

Management’s Annual Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, has been attested to by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Health Care Property Investors, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Health Care Property Investors, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Health Care Property Investors, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Health Care Property Investors, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Health Care Property Investors, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Health Care Property Investors, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 and the related schedule, and our report dated March 9, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Irvine, California

March 9, 2005

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

Our executive officers were as follows on February 20, 2005:

Name	Age	Position
Kenneth B. Roath	69	Chairman
James F. Flaherty III	47	President and Chief Executive Officer
Charles A. Elcan	41	Executive Vice President — Medical Office Properties
Paul F. Gallagher	44	Executive Vice President — Portfolio Strategy
Edward J. Henning	51	Senior Vice President — General Counsel and Corporate Secretary
Stephen R. Maulbetsch	47	Senior Vice President — Acquisitions and Dispositions
Talya Nevo-Hacohen	45	Senior Vice President — Strategic Development and Treasurer
Mark A. Wallace	47	Senior Vice President and Chief Financial Officer

We hereby incorporate by reference the information appearing under the captions “Board of Directors and Executive Officers,” “Code of Business Conduct,” “Board of Directors and Executive Officers — Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s definitive proxy statement relating to its Annual Meeting of Stockholders to be held on May 12, 2005.

The Company has filed, as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2004, the certifications of its Chief Executive Officer and Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2004.

On June 3, 2004, the Company submitted to the New York Stock Exchange the Annual CEO Certification required pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

ITEM 11.	Executive Compensation

We hereby incorporate by reference the information under the caption “Executive Compensation” in the Registrant’s definitive proxy statement relating to its Annual Meeting of Stockholders to be held on May 12, 2005.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We hereby incorporate by reference the information under the captions “Principal Stockholders” and “Board of Directors and Executive Officers” in the Registrant’s definitive proxy statement relating to its Annual Meeting of Stockholders to be held on May 12, 2005.

ITEM 13.	Certain Relationships and Related Transactions

We hereby incorporate by reference the information under the captions “Certain Transactions” and “Compensation Committee Interlocks and Insider Participation” in the Registrant’s definitive proxy statement relating to its Annual Meeting of Stockholders to be held on May 12, 2005.

ITEM 14.	Principal Accountant Fees and Services

We hereby incorporate by reference under the caption “Audit and Non-Audit Fees” in the Registrant’s definitive proxy statement relating to its Annual Meeting of Shareholders to be held on May 12, 2005.

ITEM 15.	Exhibits, Financial Statements, Schedules and Reports on Form 8-K

a)	Financial Statements:

1)	Report of Independent Registered Public Accounting Firm

2)	Financial Statements

Consolidated Balance Sheets — December 31, 2004 and 2003

Consolidated Statements of Income — for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Stockholders’ Equity — for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows — for the years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

Schedule III: Real Estate and Accumulated Depreciation

Note: All other schedules have been omitted because the required information is presented in the financial statements and the related notes or because the schedules are not applicable.

b)	Reports on Form 8-K:

Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 28, 2005, pursuant to which the Company filed an amendment to its Amended and Restated 2000 Stock Incentive Plan and approved various stock agreements and amended an employment agreement for one of its senior officers.

c)	Exhibits:

3.1	Articles of Restatement of HCP (incorporated by reference in exhibit 3.1 to HCP report on form 10-Q for the period of June 30, 2004).
3.2	Third Amended and Restated Bylaws of HCP. (Incorporated by reference in exhibit 3.2 to HCP is report on form 10-Q for the period of June 30, 2004.)
4.1	Indenture, dated as of September 1, 1993, between HCP and The Bank of New York, as Trustee, with respect to the Series C and D Medium Term Notes, the Senior Notes due 2006 and the Mandatory Par Put Remarketed Securities due 2015 (incorporated by reference to exhibit 4.1 to HCP’s registration statement on Form S-3 dated September 9, 1993).
4.2	Indenture, dated as of April 1, 1989, between HCP and The Bank of New York for Debt Securities (incorporated by reference to exhibit 4.1 to HCP’s registration statement on Form S-3 dated March 20, 1989).
4.3	Form of Fixed Rate Note (incorporated by reference to exhibit 4.2 to HCP’s registration statement on Form S-3 dated March 20, 1989).
4.4	Form of Floating Rate Note (incorporated by reference to exhibit 4.3 to HCP’s registration statement on Form S-3 dated March 20, 1989).
4.5	Registration Rights Agreement dated November 20, 1998 between HCP and James D. Bremner (incorporated by reference to exhibit 4.8 to HCP’s annual report on Form 10-K for the year ended December 31, 1999). This exhibit is identical in all material respects to two other documents except the parties thereto. The parties to these other documents, other than HCP, were James P. Revel and Michael F. Wiley.

4.6	Registration Rights Agreement dated January 20, 1999 between HCP and Boyer Castle Dale Medical Clinic, L.L.C. (incorporated by reference to exhibit 4.9 to HCP’s annual report on Form 10-K for the year ended December 31, 1999). This exhibit is identical in all material respects to 13 other documents except the parties thereto. The parties to these other documents, other than HCP, were Boyer Centerville Clinic Company, L.C., Boyer Elko, L.C., Boyer Desert Springs, L.C., Boyer Grantsville Medical, L.C., Boyer-Ogden Medical Associates, LTD., Boyer Ogden Medical Associates No. 2, LTD., Boyer Salt Lake Industrial Clinic Associates, LTD., Boyer-St. Mark’s Medical Associates, LTD., Boyer McKay-Dee Associates, LTD., Boyer St. Mark’s Medical Associates #2, LTD., Boyer Iomega, L.C., Boyer Springville, L.C., and—Boyer Primary Care Clinic Associates, LTD. #2.
4.7	Form of Deposit Agreement (including form of Depositary Receipt with respect to the Depositary Shares, each representing one-one hundredth of a share of our 8.60% Cumulative Redeemable Preferred Stock, Series C) (incorporated by reference to exhibit 4.8 to HCP’s quarterly report on Form 10-Q for the period ended March 31, 2001) dated as of March 1, 2001 by and among HCP, Wells Fargo Bank Minnesota, N.A. and the holders from time to time of the Depositary Shares described therein.
4.8	Indenture, dated as of January 15, 1997, between American Health Properties, Inc. and The Bank of New York, as trustee (incorporated herein by reference to exhibit 4.1 to American Health Properties, Inc.’s current report on Form 8-K (file no. 001-09381), dated January 21, 1997).
4.9	First Supplemental Indenture, dated as of November 4, 1999, between HCP and The Bank of New York, as trustee (incorporated by reference to HCP’s quarterly report on Form 10-Q for the period ended September 30, 1999).
4.10	Dividend Reinvestment and Stock Purchase Plan, dated November 9, 2000 (incorporated by reference to exhibit 99.1 to HCP’s registration statement on Form S-3 dated November 13, 2000, registration number 333-49796).
4.11	Registration Rights Agreement dated August 17, 2001 between HCP, Boyer Old Mill II, L.C., Boyer-Research Park Associates, LTD., Boyer Research Park Associates VII, L.C., Chimney Ridge, L.C., Boyer-Foothill Associates, LTD., Boyer Research Park Associates VI, L.C., Boyer Stansbury II, L.C., Boyer Rancho Vistoso, L.C., Boyer-Alta View Associates, LTD., Boyer Kaysville Associates, L.C., Boyer Tatum Highlands Dental Clinic, L.C., Amarillo Bell Associates, Boyer Evanston, L.C., Boyer Denver Medical, L.C., Boyer Northwest Medical Center Two, L.C., and Boyer Caldwell Medical, L.C. (incorporated by reference to exhibit 4.12 to HCP’s annual report on Form 10-K for the year ended December 31, 2001).
4.12	Acknowledgment and Consent dated as of March 1, 2005 by and among Merrill Lynch Bank USA, Gardner Property Holdings, L.C., HCPI/Utah, LLC, the unit holders of HCPI/Utah, LLC and HCPI.
4.13	Acknowledgment and Consent dated as of March 1, 2005 by and among Merrill Lynch Bank USA, The Boyer Company, L.C., HCPI/Utah, LLC, the unit holders of HCPI/Utah, LLC and HCPI.
4.14	Officers’ Certificate pursuant to Section 301 of the Indenture dated as of September 1, 1993 between HCP and the Bank of New York, as Trustee, establishing a series of securities entitled “6.00% Senior Notes due March 1, 2015” (incorporated by reference to exhibit 3.1 to HCP’s current report on form 8-K (file no. 001-08895), dated February 25, 2003.)

4.15	Registration Rights Agreement dated October 1, 2003 between HCP, Charles Crews, Charles A. Elcan, Thomas W. Hulme, Thomas M. Klaritch, R. Wayne Price, Glenn T. Preston, Janet Reynolds, Angela M. Playle, James A. Croy, John Klaritch as Trustee of the 2002 Trust f/b/o Erica Ann Klaritch, John Klaritch as Trustee of the 2002 Trust f/b/o Adam Joseph Klaritch, John Klaritch as Trustee of the 2002 Trust f/b/o Thomas Michael Klaritch, Jr. and John Klaritch as Trustee of the 2002 Trust f/b/o Nicholas James Klaritch (incorporated by reference to exhibit 4.16 to HCP’s quarterly report on Form 10-Q for the period ended September 30, 2003).
4.16	Amended and Restated Dividend Reinvestment and Stock Purchase Plan, dated October 23, 2003 (incorporated by reference to HCP’s registration statement on Form S-3 dated December 5, 2003, registration number 333-110939).
4.17	Specimen of Stock Certificate representing the Series E Cumulative Redeemable Preferred Stock, par value $1.00 per share (incorporated herein by reference to exhibit 4.1 of HCP’s 8-A12B filed on September 12, 2003).
4.18	Specimen of Stock Certificate representing the Series F Cumulative Redeemable Preferred Stock, par value $1.00 per share (incorporated herein by reference to exhibit 4.1 of HCP’s 8-A12B filed on December 2, 2003).
4.19	Form of Floating Rate Note (incorporated by reference to exhibit 4.3 to HCP’s Current Report on Form 8-K dated November 19, 2003).
4.20	Form of Fixed Rate Note (incorporated by reference to exhibit 4.4 to HCP’s Current Report on Form 8-K dated November 19, 2003).
4.21	Acknowledgment and Consent dated as of March 1, 2005 by and among Merrill Lynch Bank USA, The Boyer Company, L.C., HCPI/Utah II, LLC, the unit holders of HCPI/Utah II, LLC and HCPI.
4.22	Acknowledgment and Consent dated as of March 1, 2005 by and among Merrill Lynch Bank USA, Gardner Property Holdings, L.C., HCPI/Utah II, LLC, the unit holders of HCPI/Utah II, LLC and HCPI.
10.1	Amendment No. 1, dated as of May 30, 1985, to Partnership Agreement of Health Care Property Partners, a California general partnership, the general partners of which consist of HCP and certain affiliates of Tenet (incorporated by reference to exhibit 10.1 to HCP’s annual report on Form 10-K for the year ended December 31, 1985).
10.2	HCP Second Amended and Restated Directors Stock Incentive Plan (incorporated by reference to exhibit 10.43 to HCP’s quarterly report on Form 10-Q for the period ended March 31, 1997).*
10.3	HCP Second Amended and Restated Stock Incentive Plan (incorporated by reference to exhibit 10.44 to HCP’s quarterly report on Form 10-Q for the period ended March 31, 1997).*
10.4	First Amendment to Second Amended and Restated Directors Stock Incentive Plan, effective as of November 3, 1999 (incorporated by reference to exhibit 10.1 to HCP’s quarterly report on Form 10-Q for the period ended September 30, 1999).*
10.5	Second Amendment to Second Amended and Restated Directors Stock Incentive Plan, effective as of January 4, 2000 (incorporated by reference to exhibit 10.15 to HCP’s annual report on Form 10-K for the year ended December 31, 1999).*
10.6	First Amendment to Second Amended and Restated Stock Incentive Plan effective as of November 3, 1999 (incorporated by reference to exhibit 10.3 to HCP’s quarterly report on Form 10-Q for the period ended September 30, 1999).*

10.7	HCP 2000 Stock Incentive Plan, effective as of May 7, 2003 (incorporated by reference to HCP’s Proxy Statement regarding HCP’s annual meeting of shareholders held May 7, 2003).*
10.8	HCP Second Amended and Restated Directors Deferred Compensation Plan (incorporated by reference to exhibit 10.45 to HCP’s quarterly report on Form 10-Q for the period ended September 30, 1997).*
10.9	Second Amendment to Second Amended and Restated Directors Deferred Compensation Plan, effective as of November 3, 1999 (incorporated by reference to exhibit 10.2 to HCP’s quarterly report on Form 10-Q for the period ended September 30, 1999).*
10.10	Fourth Amendment to Second Amended and Restated Director Deferred Compensation Plan, effective as of January 4, 2000 (incorporated by reference to exhibit 10.17 to HCP’s annual report on Form 10-K for the year ended December 31, 1999).*
10.11	Employment Agreement dated October 13, 2000 between HCP and Kenneth B. Roath (incorporated by reference to exhibit 10.11 to HCP’s annual report on Form 10-K for the year ended December 31, 2000).*
10.12	Various letter agreements, each dated as of October 16, 2000, among HCP and certain key employees of the Company (incorporated by reference to exhibit 10.12 to HCP’s annual report on Form 10-K for the year ended December 31, 2000).*
10.13	HCP Amended and Restated Executive Retirement Plan (incorporated by reference to exhibit 10.13 to HCP’s annual report on Form 10-K for the year ended December 31, 2001).*
10.14	Stock Transfer Agency Agreement between HCP and The Bank of New York dated as of July 1, 1996 (incorporated by reference to exhibit 10.40 to HCP’s quarterly report on Form 10-Q for the period ended September 30, 1996).
10.15	Amended and Restated Limited Liability Company Agreement dated November 20, 1998 of HCPI/Indiana, LLC (incorporated by reference to exhibit 10.15 to HCP’s annual report on Form 10-K for the year ended December 31, 1998).
10.16	Amended and Restated Limited Liability Company Agreement dated January 20, 1999 of HCPI/Utah, LLC (incorporated by reference to exhibit 10.16 to HCP’s annual report on Form 10-K for the year ended December 31, 1998).
10.17	Cross-Collateralization, Cross-Contribution and Cross-Default Agreement, dated as of July 20, 2000, by HCP Medical Office Buildings II, LLC, and Texas HCP Medical Office Buildings, L.P., for the benefit of First Union National Bank (incorporated by reference to exhibit 10.20 to HCP’s annual report on Form 10-K for the year ended December 31, 2000).
10.18	Cross-Collateralization, Cross-Contribution and Cross-Default Agreement, dated as of August 31, 2000, by HCP Medical Office Buildings I, LLC, and Meadowdome, LLC, for the benefit of First Union National Bank (incorporated by reference to exhibit 10.21 to HCP’s annual report on Form 10-K for the year ended December 31, 2000).
10.19	Amended and Restated Limited Liability Company Agreement dated August 17, 2001 of HCPI/Utah II, LLC (incorporated by reference to exhibit 10.21 to HCP’s annual report on Form 10-K for the year ended December 31, 2001).
10.20	First Amendment to Amended and Restated Limited Liability Company Agreement dated October 30, 2001 of HCPI/Utah II, LLC (incorporated by reference to exhibit 10.22 to HCP’s annual report on Form 10-K for the year ended December 31, 2001).

10.21	Employment Agreement dated October 8, 2002 between HCP and James F. Flaherty III (incorporated by reference to exhibit 10.24 to HCP’s quarterly report on Form 10-Q for the period ended September 30, 2002).*
10.22	Amendment to Employment Agreement dated October 8, 2002 between HCP and Kenneth B. Roath (incorporated by reference to exhibit 10.25 to HCP’s quarterly report on Form 10-Q for the period ended September 30, 2002).*
10.23	Settlement Agreement and General Release between HCP and Devasis Ghose (incorporated by reference to exhibit 10.27 to HCP’s annual report on Form 10-K for the year ended December 31, 2002).*
10.24	Amended and Restated Limited Liability Company Agreement dated as of October 2, 2003 of HCPI/Tennessee, LLC (incorporated by reference to exhibit 10.28 to HCP’s quarterly report on Form 10-Q for the period ended September 30, 2003).
10.25	Employment Agreement dated October 1, 2003 between HCP and Charles A. Elcan (incorporated by reference to exhibit 10.29 to HCP’s quarterly report on Form 10-Q for the period ended September 30, 2003).*
10.26	Form of Restricted Stock Agreement for employees and consultants effective as of May 7, 2003, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to exhibit 10.30 to HCP’s annual report on Form 10-K for the year ended December 31, 2003).*
10.27	Form of Restricted Stock Agreement for directors effective as of May 7, 2003, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to exhibit 10.31 to HCP’s annual report on Form 10-K for the year ended December 31, 2003).*
10.28	Form of Performance Award Letter for employees effective as of May 7, 2003, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to exhibit 10.32 to HCP’s annual report on Form 10-K for the year ended December 31, 2003).*
10.29	Form of Stock Option Agreement for eligible participants effective as of May 7, 2003, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to exhibit 10.33 to HCP’s annual report on Form 10-K for the year ended December 31, 2003).*
10.30	Amended and Restated Executive Retirement Plan effective as of May 7, 2003 (incorporated by reference to exhibit 10.34 to HCP’s annual report on Form 10-K for the year ended December 31, 2003).*
10.31	Settlement Agreement and Mutual Release between HCP and James G. Reynolds (incorporated herein by reference to exhibit 1.1 to HCP’s current report on Form 8-K (file no. 001-08895), dated August 24, 2004).*
10.32	Revolving Credit Agreement, dated as of October 26, 2004, among HCP, each of the banks identified on the signature pages hereof, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, as syndicating agent, Barclays Bank PLC, Wachovia Bank, National Association, and Wells Fargo Bank, N.A., as documentation agents, with Calyon New York Branch, Citicorp, USA, and Key National Association as managing agents, and Banc of America Securities LLC and J.P. Morgan Securities, Inc.,

as joint lead arrangers and joint book managers (incorporated herein by reference to exhibit 10.1 to HCP’s current report on Form 8-K (file no. 001-08895), dated November 1, 2004).
10.33	Amendment No.1 to Amended and Restated Limited Liability Company Agreement dated September 29, 2004 of HCPI/Tennessee, LLC (incorporated by reference to exhibit 10.37 to HCP’s quarterly report on Form 10-Q for the period ended September 30, 2004).
10.34	Form of CEO Performance Restricted Stock Unit Agreement with a five year installment vesting, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan.*
10.35	Form of CEO Performance Restricted Stock Unit Agreement with a three year cliff vesting, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan.*
10.36	Form of employee Performance Restricted Stock Unit Agreement with a five year installment vesting, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan.*
10.37	Form of employee Performance Restricted Stock Unit Agreement with a three year cliff vesting, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan.*
10.38	Form of CEO Performance Restricted Stock Unit Agreement with a five year installment vesting, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to exhibit 10.4 to HCP’s current report on Form 8-K, dated January 28, 2005).*
10.39	Form of CEO Performance Restricted Stock Unit Agreement with a three year cliff vesting, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to exhibit 10.2 to HCP’s current report on Form 8-K, dated January 28, 2005).*
10.40	Form of employee Performance Restricted Stock Unit Agreement with a five year installment vesting, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to exhibit 10.3 to HCP’s current report on Form 8-K, dated January 28, 2005).*
10.41	Amendment to the Company’s Amended and Restated 2000 Stock Incentive Plan (effective as of May 7, 2003) (incorporated herein by reference to exhibit 10.1 to HCP’s current report on Form 8-K, dated January 28, 2005).*
10.41	Amendment to the 2000 Stock Incentive Plan (as amended and restated effective as of May 7, 2003) (incorporated herein by reference to exhibit 10.1 to HCP’s current report on Form 8-K, dated January 28, 2005).*
10.42	Amendment No.1 to the Employment Agreement dated October 1, 2003 between HCP and Charles A. Elcan (as amended and restated effective as of May 7, 2003) (incorporated herein by reference to exhibit 10.5 to HCP’s current report on Form 8-K, dated January 28, 2005).*

10.43	Amendment No.2 to Amended and Restated Limited Liability Company Agreement dated October 29, 2004 of HCPI/Tennessee, LLC.
21.1	List of Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification by James F. Flaherty III, the Company’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification by Mark A. Wallace, the Company’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification by James F. Flaherty III, the Company’s Principal Executive Officer, Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2	Certification by Mark A. Wallace, the Company’s Principal Financial Officer, Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

*	Management Contract or Compensatory Plan or Arrangement.

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

Dated: March 14, 2005

HEALTH CARE PROPERTY INVESTORS, INC. (Registrant)

/s/ JAMES F. FLAHERTY III
James F. Flaherty III, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ KENNETH B. ROATH	Chairman of the Board of Directors	March 14, 2005
Kenneth B. Roath

/s/ JAMES F. FLAHERTY III James F. Flaherty III	President and Chief Executive Officer (Principal Executive Officer)	March 14, 2005

/s/ MARK A. WALLACE Mark A. Wallace	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 14, 2005

/s/ GEORGE P. DOYLE George P. Doyle	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 14, 2005

/s/ MARY A. CIRILLO Mary A. Cirillo	Director	March 14, 2005

/s/ ROBERT R. FANNING, JR. Robert R. Fanning, Jr.	Director	March 14, 2005

/s/ DAVID B. HENRY David B. Henry	Director	March 14, 2005

/s/ MICHAEL D. MCKEE Michael D. McKee	Director	March 14, 2005

/s/ HAROLD M. MESSMER, JR. Harold M. Messmer, Jr.	Director	March 14, 2005

Signature	Title	Date

/s/ PETER L. RHEIN Peter L. Rhein	Director	March 14, 2005

/s/ RICHARD M. ROSENBERG Richard M. Rosenberg	Director	March 14, 2005

/s/ JOSEPH P. SULLIVAN Joseph P. Sullivan	Director	March 14, 2005

Schedule II has been intentionally omitted as the required information is presented in the Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Health Care Property Investors, Inc.

We have audited the accompanying consolidated balance sheets of Health Care Property Investors, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health Care Property Investors, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Health Care Property Investors, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of the Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Irvine, California

March 9, 2005

HEALTH CARE PROPERTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2004	2003
ASSETS
Real estate:
Buildings and improvements	$3,025,707	$2,669,806
Developments in process	25,777	64,303
Land	299,461	283,352
Less accumulated depreciation	534,573	474,021

Net real estate	2,816,372	2,543,440

Loans receivable, net:
Joint venture partners	6,473	83,253
Others	139,919	184,360
Investments in and advances to unconsolidated joint ventures	60,506	172,450
Accounts receivable, net of allowance of $834 and $1,580, respectively	14,834	16,471
Cash and cash equivalents	20,555	17,768
Other assets, net	43,975	18,215

Total assets	$3,102,634	$3,035,957

LIABILITIES AND STOCKHOLDERS’ EQUITY
Bank line of credit	$300,100	$198,000
Senior unsecured notes	1,046,690	1,050,476
Mortgage debt	139,416	158,808
Accounts payable and accrued liabilities	59,905	55,055
Deferred revenue	15,300	16,080

Total liabilities	1,561,411	1,478,419

Minority interests	121,781	116,921

Stockholders’ equity:
Preferred stock, $1.00 par value: 50,000,000 shares authorized; 11,820,000 shares issued and outstanding, liquidation preference of $25 per share	285,173	285,173
Common stock, $1.00 par value: 400,000,000 shares authorized; 133,658,318 and 131,039,800 shares issues and outstanding, respectively	133,658	131,040
Additional paid-in capital	1,403,335	1,355,299
Cumulative net income	1,348,089	1,179,049
Cumulative dividends	(1,739,859)	(1,497,727)
Other equity	(10,954)	(12,217)

Total stockholders’ equity	1,419,442	1,440,617

Total liabilities and stockholders’ equity	$3,102,634	$3,035,957

See accompanying Notes to Consolidated Financial Statements.

HEALTH CARE PROPERTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002
Revenues:
Rental income	$388,631	$324,796	$298,766
Equity income from unconsolidated joint ventures	2,157	2,889	920
Interest and other income	37,896	48,619	26,101

	428,684	376,304	325,787

Costs and expenses:
Interest	89,136	88,297	74,951
Depreciation and amortization	87,026	73,345	68,190
Operating	43,255	32,513	25,349
General and administrative	36,031	24,366	18,589
Impairments	3,186	2,090	—

	258,634	220,611	187,079

Income before minority interests	170,050	155,693	138,708
Minority interests	(12,204)	(9,751)	(8,396)

Income from continuing operations	157,846	145,942	130,312

Discontinued operations:
Operating income	3,990	12,409	17,397
Gain (loss) on sales of real estate, net of impairments	7,204	234	(10,329)

	11,194	12,643	7,068

Net income	169,040	158,585	137,380
Preferred stock dividends	(21,130)	(18,183)	(24,900)
Preferred stock redemption charges	—	(18,553)	—

Net income applicable to common shares	$147,910	$121,849	$112,480

Basic earnings per common share:
Continuing operations	$1.04	$0.87	$0.92
Discontinued operations	0.08	0.11	0.06

Net income applicable to common shares	$1.12	$0.98	$0.98

Diluted earnings per common share:
Continuing operations	$1.03	$0.87	$0.90
Discontinued operations	0.08	0.10	0.06

Net income applicable to common shares	$1.11	$0.97	$0.96

Weighted average shares used to calculate earnings per share:
Basic	131,854	124,942	115,172

Diluted	133,362	126,130	116,990

See accompanying Notes to Consolidated Financial Statements.

HEALTH CARE PROPERTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Cumulative		Other Equity
	Shares	Amount	Shares	Amount		Net Income	Dividends		Total
December 31, 2001	11,722	$274,487	112,774	$112,774	$1,044,356	$883,084	$(1,060,029)	$(7,948)	$1,246,724
Issuances of common stock, net	—	—	4,894	4,894	90,492	—	—	(5,847)	89,539
Exercise of stock options	—	—	1,272	1,272	16,925	—	—	—	18,197
Net income	—	—	—	—	—	137,380	—	—	137,380
Preferred stock dividends	—	—	—	—	—	—	(24,900)	—	(24,900)
Common stock dividends	—	—	—	—	—	—	(188,449)	—	(188,449)
Amortization of deferred compensation	—	—	—	—	308	—	—	2,084	2,392
Change in notes receivable from officers	—	—	—	—	—	—	—	170	170
Other comprehensive loss	—	—	—	—	—	—	—	(164)	(164)

December 31, 2002	11,722	$274,487	118,940	$118,940	$1,152,081	$1,020,464	$(1,273,378)	$(11,705)	$1,280,889

Issuances of common stock, net	—	—	9,524	9,524	182,498	—	—	(6,280)	185,742
Exercise of stock options	—	—	2,576	2,576	38,854	—	—	—	41,430
Issuance of preferred stock, net	11,820	285,173	—	—	—	—	—	—	285,173
Redemption of preferred stock	(11,722)	(274,487)	—	—	(18,553)	—	—	—	(293,040)
Net income	—	—	—	—	—	158,585	—	—	158,585
Preferred stock dividends	—	—	—	—	—	—	(18,183)	—	(18,183)
Common stock dividends	—	—	—	—	—	—	(206,166)	—	(206,166)
Amortization of deferred compensation	—	—	—	—	419	—	—	2,722	3,141
Changes in notes receivable from officers	—	—	—	—	—	—	—	2,023	2,023
Other comprehensive income	—	—	—	—	—	—	—	1,023	1,023

December 31, 2003	11,820	$285,173	131,040	$131,040	$1,355,299	$1,179,049	$(1,497,727)	$(12,217)	$1,440,617

Issuances of common stock, net	—	—	1,172	1,172	26,857	—	—	(1,751)	26,278
Exercise of stock options	—	—	1,446	1,446	19,682	—	—	—	21,128
Net income	—	—	—	—	—	169,040	—	—	169,040
Preferred stock dividends	—	—	—	—	—	—	(21,130)	—	(21,130)
Common stock dividends	—	—	—	—	—	—	(221,002)	—	(221,002)
Amortization of deferred compensation	—	—	—	—	1,497	—	—	4,665	6,162
Changes in notes receivable from officers	—	—	—	—	—	—	—	236	236
Other comprehensive loss	—	—	—	—	—	—	—	(1,887)	(1,887)

December 31, 2004	11,820	$285,173	133,658	$133,658	$1,403,335	$1,348,089	$(1,739,859)	$(10,954)	$1,419,442

See accompanying Notes to Consolidated Financial Statements.

HEALTH CARE PROPERTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$169,040	$158,585	$137,380
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Continuing operations	87,026	73,345	68,190
Discontinued operations	2,331	6,778	7,961
Impairments	17,067	13,992	11,007
Amortization of deferred compensation and debt costs	9,985	7,428	6,110
Provision for loan losses	1,648	748	777
Straight-line rents	(8,946)	1,315	(197)
Equity income from unconsolidated joint ventures	(2,157)	(2,889)	(920)
Distributions of earnings from unconsolidated joint ventures	2,157	1,195	920
Minority interests	12,204	9,751	8,396
Net gain on sales of real estate	(21,085)	(12,136)	(678)
Changes in:
Accounts receivable	1,637	5,911	(1,442)
Other assets	243	(6,948)	7
Accounts payable, accrued liabilities and deferred revenue	1,392	6,500	(4,748)

Net cash provided by operating activities	272,542	263,575	232,763

Cash flows from investing activities:
Acquisition and development of real estate	(340,864)	(222,745)	(272,853)
Net proceeds from sales of real estate	140,402	56,110	20,890
Distributions from (investments and advances to) unconsolidated joint ventures	88,554	(176,991)	(11,830)
Principal repayments on loans receivable and other, net	29,948	34,305	(127,237)

Net cash used in investing activities	(81,960)	(309,321)	(391,030)

Cash flows from financing activities:
Borrowings (repayments) under bank line of credit	102,100	(69,800)	159,300
Repayment of senior unsecured notes	(92,000)	(36,000)	(124,579)
Issuance of senior unsecured notes	87,000	197,536	247,753
Net proceeds from the issuance of preferred stock	—	285,173	—
Net proceeds from the issuance of common stock and exercise of options	42,629	222,730	102,338
Repayment of mortgage debt	(69,381)	(19,114)	(7,100)
Repurchase of preferred stock	—	(293,040)	—
Dividends paid on common and preferred stock	(243,250)	(223,231)	(213,349)
Distributions to minority interests	(14,953)	(9,965)	(9,186)
Other, net	60	730	3,177

Net cash (used in) provided by financing activities	(187,795)	55,019	158,354

Net increase in cash and cash equivalents	2,787	9,273	87
Cash and cash equivalents, beginning of year	17,768	8,495	8,408

Cash and cash equivalents, end of year	$20,555	$17,768	$8,495

See accompanying Notes to Consolidated Financial Statements.

HEALTH CARE PROPERTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Business

Health Care Property Investors, Inc. is a real estate investment trust (“REIT”) that, together with its consolidated entities (collectively, “HCP” or the “Company”), invests directly, or through joint ventures and mortgage loans, in health care related properties located throughout the United States.

(2) Summary of Significant Accounting Policies

Use of Estimates

Management is required to make estimates and assumptions in the preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”). These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ.

Principles of Consolidation

The consolidated financial statements include the accounts of HCP, its wholly owned subsidiaries and its controlled, through voting rights or other means, joint ventures. All material intercompany transactions and balances have been eliminated in consolidation.

The Company adopted Interpretation No. 46R, Consolidation of Variable Interest Entities, as revised (“FIN 46R”), effective January 1, 2004 for variable interest entities created before February 1, 2003 and effective January 1, 2003 for variable interest entities created after January 31, 2003. FIN 46R provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and the determination of which business enterprise is the primary beneficiary of the VIE. A variable interest entity is broadly defined as an entity where either (i) the equity investors as a group, if any, do not have a controlling financial interest or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional financial support. The Company consolidates investments in VIEs when it is determined that the Company is the primary beneficiary of the VIE. The adoption of FIN 46R resulted in the consolidation of five joint ventures effective January 1, 2004, that were previously accounted for under the equity method. The consolidation of these joint ventures did not have a significant effect on the Company’s consolidated financial statements or results of operations.

Investments in entities which the Company does not consolidate but for which the Company has the ability to exercise significant influence over operating and financial policies are reported under the equity method. Generally, under the equity method of accounting the Company’s share of the investee’s earnings or loss is included in the Company’s operating results.

Revenue Recognition

Rental income from tenants is recognized in accordance with GAAP, including Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). For leases with minimum scheduled rent increases, the Company recognizes income on a straight-line basis over the lease term when collectibility is reasonably assured. Recognizing rental income on a straight-line basis for leases results in recognized revenue exceeding amounts contractually due from tenants. Such cumulative excess amounts are included in other assets and were $11.0 million, net of allowances, at December 31, 2004. In the event the Company determines that collectibility of straight-line rents is not reasonably assured, the Company limits future recognition to amounts contractually owed, and, where appropriate, the Company establishes an allowance for estimated losses.

HEALTH CARE PROPERTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain leases provide for additional rents, based upon a percentage of the facility’s revenue in excess of specified base periods or other thresholds. Such revenue is deferred until the related thresholds are achieved.

The Company monitors the liquidity and creditworthiness of its tenants and borrowers on an ongoing basis. The evaluation considers industry and economic conditions, property performance, security deposits and guarantees, and other matters. The Company establishes provisions and maintains an allowance for estimated losses resulting from the possible inability of its tenants and borrowers to make payments sufficient to recover recognized assets. For straight-line rent amounts, the Company’s assessment is based on income recoverable over the term of the lease. At December 31, 2004 and 2003, respectively, the Company had an allowance of $15.8 million and $11.2 million, included in other assets, as a result of the Company’s determination that collectibility is not reasonably assured for certain straight-line rent amounts. The fourth quarter of 2004 includes income of $5.7 million resulting from the Company’s change in estimate relating to the collectibility of straight-line rents due from affiliates of American Retirement Corporation.

Loans Receivable

Loans receivable are classified as held-to-maturity because the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. The Company recognizes interest income on loans, including the amortization of discounts and premiums, using the effective interest method.

Real Estate

Real estate, consisting of land, buildings, and improvements, is recorded at cost. The Company allocates acquisition costs to the acquired tangible and identified intangible assets and liabilities, primarily lease intangibles, based on their estimated fair values in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations.

The Company assesses fair value based on estimated cash flow projections that utilize appropriate discount and/or capitalization rates, as well as available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.

The Company records acquired “above and below” market leases at their fair value using a discount rate which reflects the risks associated with the leases acquired, equal to the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term for any below-market fixed rate renewal options for below-market leases. Other intangible assets acquired include amounts for in-place lease values that are based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods, market conditions, and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, the Company considers leasing commissions, legal and other related costs.

Real estate assets are periodically reviewed for potential impairment by comparing the carrying amount to the expected undiscounted future cash flows to be generated from the assets. If the sum of the expected

HEALTH CARE PROPERTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

future net undiscounted cash flows is less than the carrying amount of the property, the Company will recognize an impairment loss by adjusting the asset’s carrying amount to its estimated fair value. Fair value for properties to be held and used is based on the present value of the future cash flows expected to be generated from the asset. Properties held for sale are recorded at the lower of carrying amount or fair value less costs to dispose.

Developments in process are carried at cost which includes pre-construction costs essential to development of the property, construction costs, capitalized interest, and other costs directly related to the property. Capitalization of interest ceases when the property is ready for service which generally is near the date that a certificate of occupancy is obtained. Expenditures for tenant improvements and leasing commissions are capitalized and amortized over the terms of the respective leases. Repairs and maintenance are expensed as incurred.

The Company computes depreciation on properties using the straight-line method over the assets’ estimated useful life. Depreciation is discontinued when a property is identified as held for sale. Building and improvements are depreciated over useful lives ranging up to 45 years. Above and below market rent intangibles are amortized to revenue over the remaining noncancellable lease terms. Other in-place lease intangibles are amortized to expense over the remaining lease term and expected bargain renewal periods. At December 31, 2004, lease intangibles were $19.9 million and are included in other assets.

Income Taxes

The Company has elected and believes it operates so as to qualify as a “REIT” under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the “Code”). Under the Code, the Company generally is not subject to federal income tax on its taxable income distributed to stockholders if certain distribution, income, asset, and shareholder tests are met. A REIT must distribute to stockholders at least 90% of its annual taxable income. At December 31, 2004 and 2003, the tax basis of the Company’s net assets is less than the reported amounts by $288 million and $287 million, respectively.

Certain activities the Company undertakes must be conducted by entities which elect to be treated as taxable REIT subsidiaries (“TRSs”). TRSs are subject to both federal and state income taxes. For the year ended December 31, 2004, income tax expense related to the Company’s TRSs approximated $1.5 million and is included in general and administrative expenses. The Company’s income tax expense in 2003 and 2002 was insignificant.

Discontinued Operations

Certain long lived assets are classified as discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Long-lived assets to be disposed of are reported at the lower of their carrying amount or their fair value less cost to sell. Further, depreciation of these assets ceases at the time the assets are classified as discontinued operations. Discontinued operations are defined in SFAS No. 144 as a component of an entity that has either been disposed of or is deemed as held for sale if both the operations and cash flows of the component have been or will be eliminated from ongoing operations as a result of the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction.

The Company periodically sells assets based on market conditions and the exercise of purchase options by tenants. The operating results of properties meeting the criteria established in SFAS No. 144 are reported

HEALTH CARE PROPERTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as discontinued operations in the Company’s consolidated statement of income. Discontinued operations in 2004 include 44 properties with revenues of $8.8 million. The Company had 69 and 80 properties classified as discontinued operations for the years ended December 31, 2003 and 2002, with revenue of $30.7 million and $37.0 million, respectively. During 2004, 2003, and 2002, 32, 25 and 11 properties were sold, respectively, with net gains on real estate dispositions of $21.1 million, $12.1 million and $0.7 million, respectively. While SFAS No. 144 provides that the assets and liabilities of discontinued operations be presented separately in the balance sheet, such amounts are immaterial for the Company. Accordingly, such reclassification has not been made. At December 31, 2004, the carrying amount of assets held for sale was $13.0 million and is included in real estate.

Stock-Based Compensation

On January 1, 2002, the Company adopted the fair value method of accounting for stock-based compensation in accordance with SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transaction and Disclosure (“SFAS 148”). The fair value provisions of SFAS 123 were adopted prospectively with the fair value of all new stock option grants recognized as compensation expense beginning January 1, 2002. Since only new grants are accounted for under the fair value method, stock-based compensation expense is less than that which would have been recognized if the fair value method had been applied to all awards. Compensation expense for awards with graded vesting is generally recognized ratably over the vesting period.

The following table reflects net income and earnings per share, adjusted as if the fair value based method had been applied to all outstanding stock awards in each period (in thousands, except per share amounts):

	Year Ended December 31,
	2004	2003	2002
Net income, as reported	$169,040	$158,585	$137,380
Add: Stock-based compensation expense included in reported net income	6,162	3,141	2,392
Deduct: Stock-based employee compensation expense determined under the fair value based method	(6,785)	(4,040)	(3,437)

Pro forma net income	$168,417	$157,686	$136,335

Earnings per share:
Basic — as reported	$1.12	$0.98	$0.98
Basic — pro forma	$1.12	$0.97	$0.97
Diluted — as reported	$1.11	$0.97	$0.96
Diluted — pro forma	$1.10	$0.96	$0.95

Cash and Cash Equivalents

Cash and cash equivalents represent short term investments with original maturities of three months or less when purchased. Cash and cash equivalents at December 31, 2004 and 2003 include $3.6 million and $0.9 million that are restricted and not immediately accessible.

HEALTH CARE PROPERTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Reporting

The Company principally operates in one segment — the ownership of health care related assets. The Company has determined that it operates in a single segment for financial reporting purposes based on, among others things, its present internal reporting and decision making.

Stock Split

As of March 2, 2004, each shareholder received one additional share of common stock for each share they own resulting from a 2-for-1 stock split declared by the Company on January 22, 2004. The stock split has been reflected in all periods presented.

Minority Interests and Mandatorily Redeemable Financial Instruments

As of December 31, 2004, there were 2.5 million non-managing member units outstanding in four limited liability companies of which the Company is the managing member: HCPI/Tennessee, LLC; HCPI/Utah, LLC; HCPI/Utah II, LLC; and HCPI Indiana, LLC. The Company consolidates these entities since it exercises control. Each non-managing member unit is redeemable for cash or, at the Company’s option, two shares of common stock. During 2003, the Company issued 1.1 million non-managing member units of HCPI/Tennessee, LLC as part of the MedCap acquisition. See Note 4.

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, requires, among other things, that mandatorily redeemable financial instruments be classified as a liability and recorded at settlement value. Consolidated joint ventures with a limited-life are considered mandatorily redeemable. Implementation of the provisions of SFAS 150 that require the valuation and establishment of a liability for limited-life entities was subsequently deferred. As of December 31, 2004, the Company has eleven limited life entities that have a settlement value of the minority interests of approximately $4.7 million, which is approximately $2.8 million more than the carrying amount.

Preferred Stock Redemptions

The Company recognizes the excess of the redemption value of cumulative redeemable preferred stock redeemed over their carrying amount as a charge to income in accordance with Financial Accounting Standards Board (“FASB”) — Emerging Issues Task Force (“EITF”) Topic D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. In July 2003, the Securities and Exchange Commission (“SEC”) staff issued a clarification of the SEC’s position on the application of FASB EITF Topic D-42. The SEC staff’s position, as clarified, is that in applying Topic D-42, the carrying value of preferred shares that are redeemed should be reduced by the amount of original issuance costs, regardless of where in stockholders’ equity those costs are reflected. See Note 10.

New Accounting Pronouncements

SFAS No. 123R, Share-Based Payments, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation was issued in December 2004. Generally, the approach in SFAS 123R is similar to that in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123R must be adopted no later than July 1, 2005. The Company believes the adoption of SFAS 123R will not have a significant impact on its consolidated financial statements since it previously adopted the fair value method under SFAS 123.

HEALTH CARE PROPERTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications

Certain reclassifications have been made for comparative financial statement presentation.

(3) Future Minimum Rents

Future minimum lease payments to be received, excluding operating expense reimbursements, from tenants under non-cancelable operating leases as of December 31, 2004, are as follows (in thousands):

Year	Amount
2005	$361,577
2006	341,233
2007	316,885
2008	288,179
2009	222,419
Thereafter	1,006,798

$2,537,091

(4) Acquisitions and Development

In December 2004, the Company acquired three medical office buildings (MOBs), a 42% condominium interest in a fourth MOB and one retail/garage building for $111 million from Swedish Medical Center in Seattle, Washington.

In July 2004, the Company acquired eleven assisted living facilities from Emeritus Corporation for $84 million, including $56 million of assumed debt, through a sale-leaseback transaction. The leases have initial terms of 15 years and two ten-year renewal options. The first year lease rate is approximately 9.25% with Consumer Price Index (“CPI”) based escalators not exceeding 3% annually. Emeritus used $17 million of the proceeds to repay existing debt owed to the Company. The $56 million of assumed debt was subsequently repaid by the Company in late 2004.

In July 2004, the Company acquired substantially all of American Retirement Corporation’s (“ARC”) interest in three continuing care retirement communities (“CCRCs”) and one assisted living facility for $113 million. The transaction was structured as a sale-leaseback with an initial lease term of ten years and three ten-year renewal options. The first year lease rate is 9% with additional rents contingent on facility revenue exceeding certain thresholds. ARC used a portion of the proceeds to repay its existing $83 million loan and interest thereon, to the Company. Additionally, the Company provided ARC with a new $5.7 million mortgage loan accruing interest at 9% per annum.

In June 2004, the Company acquired an MOB located in Las Vegas, Nevada, for $22 million.

In April and June 2004, the Company acquired nine skilled nursing facilities for $63 million in related transactions. The nine facilities have an initial lease term of five years and three five-year renewal options. The first year lease rate is approximately 9.3% with annual rent escalators of 2%.

In January 2004, the Company acquired a heath care laboratory and biotech research facility located in San Diego, California for a purchase price of approximately $40 million.

HEALTH CARE PROPERTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of 2004 acquisitions is as follows (in thousands):

Acquisition	Cash Consideration	Assumed Debt	Real Estate	Intangibles	Other
ARC	$113,298	$24,847	$138,145	$—	—
Emeritus	25,657	56,566	82,223	—	—
Swedish	111,512	—	92,053	17,592	1,867
Other	126,128	—	125,684	444	—

	$376,595	$81,413	$438,105	$18,036	1,867

In October 2003, the Company acquired from MedCap Properties, LLC (“MedCap”) five MOBs for cash of $28 million. Four of these properties were under construction at the acquisition date. Additionally, eight MOBs were contributed to the HCPI/Tennessee, LLC by MedCap in exchange for 1.1 million non-managing member operating partnership units. The units were distributed to the owners of MedCap, including owners that were subsequently elected as senior officers of the Company. The units are exchangeable for cash or, at the Company’s option, convertible into common stock on a one unit for two share basis. The units were valued at $45.26 per unit based on the quoted market value of the Company’s common stock at the time of the transaction. MedCap was not affiliated with the Company prior to October 2003. As a result, the senior officers acquired approximately 0.7 million non-managing member units of HCPI/Tennessee representing an ownership interest therein of approximately sixty percent. The Company is the sole holder of managing member units and exercises voting control of HCPI/Tennessee.

The Company agreed to complete development of the four MOBs and pay a contingent purchase price, or earn-out, to the former members of MedCap, including the senior officers. Development of these properties was completed and the MOBs were placed into service in mid-2004. The purchase price is based on stabilized net operating income of the properties, as defined, during a specified period. As of December 31, 2004, no contingent purchase price amounts had been paid or accrued.

The HCPI/Tennessee LLC agreement also provides for a “make whole” payment to the non-managing members upon the sale of properties acquired in the MedCap transactions and other events. Such payment is generally equal to taxes the non-managing members incur as a result of certain specified events. During 2004, HCPI/Tennessee sold one MOB and the Company paid $0.2 million to senior officers under these agreements.

(5) Tenant Concentration

Tenet Healthcare Corporation (NYSE: THC) and American Retirement Corporation (NYSE: ARC) each accounted for 12% of the Company’s revenue in 2004. The carrying amount of the Company’s real estate assets leased to Tenet and ARC was $352.8 million and $383.5 million at December 31, 2004, respectively.

These companies are publicly traded and are subject to the informational filing requirements of the Securities and Exchange Act of 1934, as amended. Accordingly each is required to file periodic reports on Form 10-K and Form 10-Q with the SEC. Certain operators of our properties are experiencing financial, legal and regulatory difficulties. The loss of one of these operators or a combination of smaller operators could have a material impact on our results of operations or financial position.

HEALTH CARE PROPERTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6) Investments in and Advances to Joint Ventures

HCP Medical Office Portfolio, LLC

HCP Medical Office Portfolio, LLC (“HCP MOP”) is a joint venture formed in June 2003 between the Company and an affiliate of General Electric Company (“GE”). HCP MOP is engaged in the acquisition, development and operation of MOB properties. The Company has a 33% ownership interest therein and is the managing member. Activities of the joint venture requiring equity capital are generally funded on a transactional basis by the members in proportion to their ownership interest. Cash distributions are made to the members in proportion to their ownership interest until GE’s cumulative return, as defined, exceeds specified thresholds. Thereafter, the Company’s economic interest increases.

The Company uses the equity method of accounting for its investment in HCP MOP because it exercises significant influence through voting rights and its position as managing member. However, the Company does not consolidate HCP MOP since it does not control, through voting rights or other means, the joint venture as GE has significant decision making rights and has the majority of the economic interest.

Summarized unaudited condensed financial information of HCP MOP follows:

	December 31,
	2004	2003
	(In thousands)
Real estate, at cost	$451,602	$436,043
Less accumulated depreciation	(13,823)	(2,762)
Other assets	47,169	39,399

Total assets	$484,948	$472,680

Mortgage loans and notes payable	$310,309	$25,423
Other liabilities	24,197	9,220
GE’s capital	100,796	293,485
HCP’s capital	49,646	144,552

Total liabilities and members’ capital	$484,948	$472,680

	2004	10/31/03 to 12/31/03
	(In thousands)
Rental and other income	$83,035	$19,864

Net income	$4,657	$5,134

HCP’s equity income	$1,537	$1,694

Fees earned by HCP	$3,112	$2,491

Distributions received	$98,291	$—

HCP MOP acquired 100 properties from MedCap in October 2003 for cash of $460 million and the assumption of $26 million of mortgage debt that accrues interest at 7%. In connection therewith, the Company contributed $143 million to HCP MOP. In January 2004, HCP MOP completed $288 million of

HEALTH CARE PROPERTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

non-recourse mortgage financings, including $254 million at a weighted average fixed interest rate of 5.57% with the balance based on LIBOR plus 1.75%. The Company received $92 million of distributions from HCP MOP in connection with this financing during early 2004.

The Company has not guaranteed any indebtedness or other obligations of HCP MOP. Generally, the Company may only be required to provide additional funding to HCP MOP under limited circumstances as specified in the related agreements. At December 31, 2004, investments and advances to unconsolidated joint ventures includes outstanding advances to HCP MOP of $6.4 million.

Other Unconsolidated Joint Ventures

The following entities are owned by the Company with minority interests and are accounted for on the equity method at December 31, 2004 (dollars in thousands):

Entity	Investment(1)	Ownership(2)
Arborwood Living Center, LLC	$321	45%
ARC Brandywine Real Estate Holdings, LLC	3,282	10%
ARC Lake Seminole Square Real Estate Holdings, LLC	530	6%
Edgewood Assisted Living Center, LLC	—	45%
Greenleaf Living Center, LLC	209	45%
Seminole Shores Living Center, LLC	—	50%

	$4,342

(1)	Represents the Company’s investment in the identified unconsolidated joint venture. See Note 2 regarding the Company’s policy for accounting for joint venture interests.

(2)	The Company’s ownership interest and economic interests are substantially the same.

Summarized unaudited condensed combined financial information for the other unconsolidated joint ventures follows:

	December 31,
	2004	2003
	(In thousands)
Real estate, net	$117,557	$256,769
Other assets	1,376	4,662

Total assets	$118,933	$261,431

Notes payable	$15,361	$15,636
Mortgage notes payable	15,862	55,532
Accounts payable	767	2,189
Entrance fee liabilities and deferred life estate obligations	75,746	154,494
Other partners’ capital	6,855	5,286
HCP’s capital	4,342	28,294

Total liabilities and partners’ capital	$118,933	$261,431

HEALTH CARE PROPERTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Rental and other income	$13,244	$12,894	$12,397

Net income	$3,432	$1,992	$895

HCP’s equity income	$620	$1,195	$920

Distributions received	$694	$1,445	$1,789

As of December 31, 2004, the Company has guaranteed approximately $7.2 million of a total of $15.4 million of notes payable for four of these joint ventures.

(7) Loans Receivable

	December 31,
	2004			2003
	Secured	Unsecured	Total	Secured	Unsecured	Total
	(In thousands)
Joint venture partners	$5,694	$779	$6,473	$83,253	—	$83,253
Other	135,006	8,113	143,119	160,647	26,645	187,292
Loan loss allowance	—	(3,200)	(3,200)	—	(2,932)	(2,932)

	$140,700	$5,692	$146,392	$243,900	$23,713	$267,613

Secured loans to joint venture partners represent amounts due from affiliates of ARC. During 2004, ARC repaid its secured loans and interest thereon, and the Company recognized $4.6 million of additional interest income. The interest income recognized resulted from the reversal of a previously established allowance of $4.6 million that was based on, among other things, the Company’s analysis of the loan to asset value underlying the investment.

In the fourth quarter of 2004, the Company recorded a charge of $1.6 million to increase its loan loss allowance as a result of one borrower who defaulted upon maturity of two notes and a recent credit assessment of another borrower.

At December 31, 2004, minimum future principal payments to be received on secured loans receivable are $16.4 million in 2005, $62.3 million in 2006, $12.9 million in 2007, $2.3 million in 2008, $7.1 million in 2009, and $39.7 million thereafter.

HEALTH CARE PROPERTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Following is a summary of secured loans receivable at December 31, 2004:

Final Payment Due	Number of Loans	Payment Terms	Initial Principal Amount	Carrying Amount
			(In thousands)
2005	2	Monthly payments of $42,375 to $110,000, including interest from 9.00% to 13.25%, secured by skilled nursing and assisted living facilities in Michigan, Tennessee and Georgia, and a parcel of land in Colorado.	$15,150	$13,192
2006	4	Monthly payments from $35,000 to $351,000, including interest from 9.94% to 10.92%, secured by an acute care hospital located in Texas and a retirement center located in North Carolina.	65,293	61,115
2008	1	Monthly payments of $8,000, including interest at 10.50%, secured by an acute care facility in Wisconsin.	800	743
2010	1	Monthly payments of $344,000, including interest at 11.30%, secured by a CCRC facility and ten skilled nursing facilities.	34,760	31,150
2007-2031	5	Monthly payments from $14,900 to $179,000, including interest from 10.46% to 12.71%, secured by facilities in several states.	39,275	34,500

	13		$155,278	$140,700

HEALTH CARE PROPERTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8) Debt

Senior Unsecured Notes

Following is a summary of senior unsecured notes outstanding at December 31, 2004 (dollars in thousands):

Year Issued	Maturity	Principal Amount	Interest Rate
1998	2005	$200,000	6.875%
1995	2005	31,000	7.03-7.79
1996	2006	115,000	6.50
1998	2006	20,000	7.875
1997	2007	140,000	7.30-7.62
1995	2010	6,421	6.62
2002	2012	250,000	6.45
2004	2014	87,000	3.39-6.00
2003	2015	200,000	6.00

		$1,049,421
MOPPRS option		3,230
Net discounts		(5,961)

		$1,046,690

Senior notes include $200 million principal amount of 6.875% Mandatory Par Put Remarketed Securities (“MOPPRS”) due June 8, 2015. The MOPPRs contain an option (the “MOPPRS Option”) exercisable by the Remarketing Dealer, an investment bank affiliate, which derives its value from the yield on ten-year U.S. Treasury securities relative to a fixed strike rate of 5.565%. Generally, the value of the option to the Remarketing Dealer increases as U.S. Treasury rates decline and the option’s value to the Remarketing Dealer decreases as U.S. Treasury rates rise. The ten-year U.S. Treasury rate was 4.24% at December 31, 2004. The value of this option to the Remarketing Dealer approximated $20 million at December 31, 2004. Conversely, such amount represents a potential unrecognized loss to the Company.

On June 8, 2005, if the ten-year Treasury rate is less than 5.565%, the Company expects that the Remarketing Dealer will exercise the MOPPRS Option, redeem the securities from the holders at par plus accrued interest, and reissue the Senior notes as ten-year notes at a premium based on a fixed coupon interest rate set at our applicable credit spread plus 5.565%. However, if the ten-year Treasury rate is above 5.565%, the Company expects that the Remarketing Dealer will redeem the outstanding Senior notes and the Company will be required to repurchase the outstanding MOPPRS at par plus accrued interest.

In June 2004, the Company issued $25 million in aggregate principal amount of 6.00% fixed rate senior notes due 2014 and $25 million in aggregate principal amount of variable-rate senior notes due 2014. In July 2004, the Company issued $37 million in aggregate principal amount of 6.00% senior notes due 2014. In February 2003, the Company issued $200 million in aggregate principal amount of 6.00% senior notes due 2015.

The weighted average interest rate on the senior unsecured notes at December 31, 2004 and 2003, respectively, was 6.6% and 6.9%. Discounts, premiums and the MOPPRS Option are amortized to interest expense over the term of the related debt.

HEALTH CARE PROPERTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The MOPPRS and other senior unsecured notes contain certain covenants including limitations on debt and other terms customary in transactions of this type.

Mortgage Debt

At December 31, 2004, the Company had $139.4 million in mortgage debt secured by 28 health care facilities with a carrying amount of $268.4 million. Interest rates on the mortgage notes ranged from 1.07% to 9.32%. At December 31, 2004 and 2003, the weighted-average interest rate on mortgage notes payable was 7.86% and 7.95%, respectively.

The instruments encumbering the properties restrict title transfer of the respective properties subject to the terms of the mortgage, prohibit additional liens, restrict prepayment, require payment of real estate taxes, maintenance of the properties in good condition, maintenance of insurance on the properties and include a requirement to obtain lender consent to enter into material tenant leases.

Bank Line of Credit

In October 2004, the Company closed a new $500 million three-year unsecured revolving credit facility. Interest accrues at LIBOR plus 65 basis points, based on the Company’s current credit ratings, with a 15 basis point facility fee. The new credit agreement contains certain financial restrictions and requirements customary in transactions of this type. The more significant covenants, using terms defined in the agreements, limit (i) Consolidated Total Indebtedness to Total Asset Value to 60%, (ii) Secured Debt to Total Asset Value to 30%, and (iii) Unsecured Debt to Consolidated Unencumbered Asset Value to 60%. The agreement also requires that the Company maintain (i) a Fixed Charge Coverage Ratio, as defined, of 1.75 times and (ii) a formula-determined Minimum Tangible Net Worth. As of December 31, 2004, the Company was in compliance with each of these restrictions and requirements. The weighted average interest rates on outstanding line of credit borrowings at December 31, 2004 and 2003 were 3.14% and 2.06% respectively.

Debt Maturities

Debt maturities at December 31, 2004 are as follows (in thousands):

Year	Senior Notes	Mortgage Notes	Bank Line of Credit	Total
2005	$231,000	$16,198	$—	$247,198
2006	135,000	7,391	—	142,391
2007	140,000	4,061	300,100	444,161
2008	—	7,178	—	7,178
2009	—	4,605	—	4,605
Thereafter	543,421	99,983	—	643,404

	$1,049,421	$139,416	$300,100	$1,488,937

(9) Commitments and Contingencies

The Company, from time to time, is party to legal proceedings, lawsuits and other claims in the ordinary course of our business. These claims, even if not meritorious, could force us to spend significant financial resources. Except as described below, the Company is not aware of any legal proceedings or claims that it believes will have, individually or taken together, a material adverse effect on its business, prospects, financial condition or results of operations.

HEALTH CARE PROPERTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On March 12, 2004, James G. Reynolds, the Company’s former Executive Vice President and Chief Financial Officer, filed a lawsuit against the Company and Kenneth B. Roath, the Company’s Chairman, and James F. Flaherty III, the Company’s Chief Executive Officer and a director. The Company settled this lawsuit on August 24, 2004. The settlement included a payment of $2.9 million to Mr. Reynolds of which the Company’s insurance carrier reimbursed the Company approximately $1.3 million.

One of the Company’s properties located in Tarzana, California is affected by State of California Senate Bill 1953 (SB 1953), which requires certain seismic safety building standards for acute care hospital facilities. This hospital is operated by Tenet under a lease expiring in February 2009. The Company and Tenet are currently reviewing the SB 1953 compliance of this hospital, multiple plans of action to cause such compliance, the estimated time for completing the same, and the cost of performing necessary remediation of the property. We cannot currently estimate the remediation costs that will need to be incurred prior to 2013 in order to make the facility SB 1953-compliant through 2030, and the final allocation of any remediation costs between the Company and Tenet. Rent on the hospital in 2004 and 2003 was $10.6 million and $10.8 million, respectively, and the carrying amount was $78.4 million at December 31, 2004.

Certain residents of two of the Company’s CCRCs have entered into a master trust agreement with the operator of the facilities whereby amounts paid upfront by such residents were deposited into a trust account. These funds were then made available to the CCRC operator in the form of a non-interest bearing loan to provide permanent financing for the related communities. The operator of the CCRC is the borrower under these arrangements; however, two of the Company’s properties are collateral under the master trust agreements. As of December 31, 2004, the remaining obligation under the master trust agreements for these two properties is $12.2 million. The Company’s property is released as collateral as the master trust liabilities are extinguished.

Leases with certain tenants contain purchase options whereby the tenant may elect to acquire the underlying real estate. Future minimum lease payments to be received from leases subject to purchase options are summarized as follows (dollars in thousands):

Year	Base Rent	Number of Properties
2005	$115,432	14
2006	109,493	9
2007	106,022	3
2008	98,492	13
2009	59,242	15
Thereafter	199,567	65

	$688,248	119

HEALTH CARE PROPERTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rental expense attributable to continuing operations for the years ended December 31, 2004, 2003 and 2002 was approximately $1.3 million, $0.6 million and $0.5 million, respectively. These rental expense amounts include ground rent and other leases. Future minimum lease obligations under noncancelable ground leases as of December 31, 2004 were as follows (in thousands):

Year	Amount
2005	$1,037
2006	1,058
2007	1,080
2008	1,102
2009	1,125
Thereafter	95,725

Total	$101,127

(10) Stockholders’ Equity

Common Stock

Dividends on the Company’s common stock are characterized for federal income tax purposes as ordinary income, capital gains, non-taxable return of capital or a combination thereof. Following are our annual common stock dividends per share:

	Year Ended December 31,
	2004	2003	2002
Ordinary income	$1.0730	$1.0913	$1.1450
Return of capital	0.5970	0.5687	0.4850

	$1.6700	$1.6600	$1.6300

During 2004 and 2003, the Company issued 0.9 million and 6.2 million shares of common stock under its Dividend Reinvestment and Stock Purchase Plan (DRIP), respectively. The Company issued 1.4 million and 2.6 million shares upon exercise of stock options during 2004 and 2003, respectively. During 2003, the Company also issued 2.8 million shares of common stock at a net offering price of $20.75 per share, generating net proceeds of $58.1 million.

In January 2005, the Company announced that its Board declared a quarterly cash dividend of $0.42 per share. The common stock cash dividend was paid on February 18, 2005 to stockholders of record as of the close of business on February 7, 2005.

Preferred Stock

The Series E and Series F preferred stock have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities of the Company. Dividends are payable quarterly in arrears. The following summarizes cumulative redeemable preferred stock outstanding at December 31, 2004:

Series	Shares Outstanding	Issue Price	Dividend Rate	Callable at Par on or After
Series E	4,000,000	$25/share	7.25%	September 15, 2008
Series F	7,820,000	$25/share	7.10%	December 3, 2008

HEALTH CARE PROPERTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividends on preferred stock are characterized as ordinary income for federal income tax purposes and are summarized in the following annual distribution table:

	Dividend Rate	Annual Dividends Per Share
		2004	2003	2002
Series A	7.875%	$—	$1.3672	$1.9688
Series B	8.70%	—	1.6251	2.1750
Series C	8.60%	—	0.7243	2.1500
Series E	7.25%	1.8125	0.5337	—
Series F	7.10%	1.9180	—	—

On September 15, 2003, the Company issued 4,000,000 shares of 7.25% Series E Cumulative Redeemable Preferred Stock at $25 per share, generating gross proceeds of $100 million.

On December 3, 2003, the Company issued 7,820,000 shares of 7.10% Series F Cumulative Redeemable Preferred Stock at $25 per share, raising gross proceeds of $195.5 million.

On May 2, 2003, the Company redeemed all of the outstanding 8.6% Series C preferred stock. The amount paid to redeem the preferred stock was approximately $99.4 million plus accrued dividends. The redemption amount in excess of the carrying amount of the Series C preferred stock resulted in a preferred stock redemption charge of $11.8 million.

On September 10, 2003, the Company redeemed all of the outstanding 7.875% Series A preferred stock. The amount paid to redeem the Series A preferred stock was approximately $60 million plus accrued dividends. The redemption amount in excess of the carrying amount of the Series A preferred stock resulted in a preferred stock redemption charge of $2.2 million.

On October 1, 2003, the Company redeemed all of the 8.7% Series B preferred stock. The amount paid to redeem the Series B preferred stock was approximately $133.6 million plus accrued dividends. The redemption amount in excess of the carrying amount of the Series B preferred stock resulted in a preferred stock redemption charge of $4.6 million.

Comprehensive Income and Other Equity

	December 31,
	2004	2003
	(In thousands)
Unamortized balance of deferred compensation	$8,786	$11,700
Notes receivable from officers and directors for purchase of common stock	—	236
Accumulated other comprehensive loss	2,168	281

Total other equity	$10,954	$12,217

Other comprehensive loss is a reduction of net income in calculating comprehensive income. Comprehensive income for the years ended December 31, 2004 and 2003 was $167.2 million and $159.6 million, respectively.

HEALTH CARE PROPERTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11) Impairments

During 2004, 16 properties were determined to be impaired in connection with an assessment of the underlying undiscounted cash flows or as a result of being classified as held for sale and being recorded at the lower of the carrying amount or fair market value less costs to sell. As a result, impairment charges of $17.1 million reduced the carrying amount of the properties to their estimated fair values. During 2003 and 2002, 15 and 12 properties respectively, were deemed impaired resulting in impairment charges of $14.0 million and $11.0 million, respectively. Impairment charges principally arose as a result of reduced anticipated holding periods and planned near-term dispositions.

Impairment charges are summarized as follows:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Continuing operations	$3,186	$2,090	$—
Discontinued operations	13,881	11,902	11,007

	$17,067	$13,992	$11,007

(12) Supplemental Cash Flow and Rental Income Information

Supplemental Cash Flow Information

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Interest paid, net of capitalized interest and other	$87,168	$87,653	$82,377
Taxes paid	1,716	124	69
Capitalized interest	1,650	1,210	1,323
Mortgages assumed on acquired properties	81,386	—	—
Mortgages included with real estate dispositions	31,397	—	—
Loans receivable settled in connection with real estate acquisitions	94,768	36,953	—
Non-managing member units issued in connections with acquisitions	1,086	48,181	6,407
Accrued dividends	1,118	(1,118)	—
Restricted stock issued, net of cancellations	1,751	6,280	6,003
Conversion of non-managing member units into common stock	4,777	4,442	5,230

Rental Income Information

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Triple net properties	$280,080	$240,156	$226,228
MOB and other	108,551	84,640	72,538

	$388,631	$324,796	$298,766

HEALTH CARE PROPERTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13) Earnings Per Common Share

The Company computes earnings per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per common share is computed by dividing net income applicable to common shares by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is calculated including the effect of dilutive securities. Approximately 1 million options to purchase shares of common stock that had an exercise price in excess of the average market price of the common stock during 2004, 2003 and 2002 were not included because they are not dilutive. Additionally, 5.1 million shares issuable upon conversion of 2.5 million non-managing member units in 2004, 5.4 million shares issuable upon conversion of 2.7 million non-managing member units in 2003 and 3.1 million shares issuable upon the conversion of 1.6 million non-managing member units in 2002 were not included since they are anti-dilutive.

	2004			2003			2002
	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands, except per share amounts)
Basic earnings per common share:
Net income applicable to common shares	$147,910	131,854	$1.12	$121,849	124,942	$0.98	$112,480	115,172	$0.98
Dilutive options and unvested restricted stock	—	1,508	(0.01)	—	1,188	(0.01)	—	1,818	(0.02)

Diluted earnings per common share	$147,910	133,362	$1.11	$121,849	126,130	$0.97	$112,480	116,990	$0.96

(14) Disclosures About Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, receivables, payables, and accrued liabilities are reasonable estimates of fair value because of the short maturities of these instruments. Fair values for secured loans receivable, senior unsecured notes and mortgage debt are estimates based on rates currently prevailing for similar instruments of similar maturities. The fair value of the MOPPRS Option was determined through estimates provided by investment banks affiliates:

	December 31,
	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Secured loans receivable	$140,700	$161,960	$243,900	$268,044
Senior unsecured notes and mortgage debt	(1,182,876)	(1,269,234)	(1,205,755)	(1,324,673)
MOPPRS option	(3,230)	(20,000)	(3,529)	(18,700)

(15) Compensation Plans

Stock Based Compensation

The Company’s 2000 Stock Incentive Plan (the “Incentive Plan”) provides for the granting of stock based compensation, including stock options, restricted stock, and performance restricted stock units. The maximum number of shares issuable over the term of the Incentive Plan is 11.4 million shares with approximately 6.7 million shares available for future awards at December 31, 2004.

HEALTH CARE PROPERTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

Stock options are generally granted with an exercise price equal to the fair market value of the underlying stock on the date of grant. Stock options generally vest ratably over a five-year period. Vesting of certain options may accelerate upon retirement, a change in control of the Company, as defined, and other events. A summary of the option activity is presented in the following table (in thousands, except per share amounts):

	Number of Shares	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
Balance at January 1, 2002	8,806	$16	1,606	$16

Granted/sold	24	21
Exercised	(1,272)	15
Forfeited	(20)	16

Balance at December 31, 2002	7,538	15	2,074	$17

Granted/sold	1,068	19
Exercised	(2,576)	16
Forfeited	(669)	15

Balance at December 31, 2003	5,361	16	921	$15

Granted/sold	1,011	27
Exercised	(1,446)	15
Forfeited	(645)	15

Balance at December 31, 2004	4,281	19	1,277	$17

A summary of stock options outstanding at December 31, 2004, is presented in the following table (in thousands, except per share and life data).

Options Outstanding				Options Exercisable
Number	Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Life	Number	Weighted Average Exercise Price
792	$12-16	$13	5 years	308	$14
1,529	17-18	17	6 years	695	17
799	19-22	19	8 years	244	19
1,161	23-28	27	9 years	30	24

4,281	12-28	19	7 years	1,277	17

HEALTH CARE PROPERTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average fair value per share at the dates of grant for options awarded during 2004, 2003 and 2002 was $1.79, $0.91 and $1.61, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions underlying the determination of such fair values for options granted are summarized as follows:

	2004	2003	2002
Dividend yield	7.5%	8.7%	7.8%
Expected life — years	5	10	10
Risk-free interest rate	2.78%	3.99%	5.09%
Expected stock price volatility	20%	20%	20%

Restricted Stock and Performance Restricted Stock Units

Under the Incentive Plan, restricted stock and performance restricted stock units generally vest over a 3-5 year period. The vesting of certain restricted shares and units may accelerate upon retirement, a change in control of the Company, as defined, and other events. When vested, each performance restricted stock unit is convertible into one share of common stock. The restricted stock and performance restricted stock units are valued on the grant date based on the market price of a common share on that date. Generally, the Company recognizes the fair value of the awards over the applicable vesting period as compensation expense. At December 31, 2004, there were 568,000 unvested shares of restricted stock and 204,000 performance restricted stock units outstanding, with no units then convertible into common stock. The following table summarizes awards for restricted stock and performance restricted stock units (in thousands):

	Year Ended December 31,
	2004		2003		2002
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Performance restricted stock units	122	$3,346	113	$837	—	$—
Restricted stock	124	3,279	334	7,145	315	6,043

Employee Benefit Plan

The Company maintains a 401(k) and profit sharing plan that allows for eligible participants to defer compensation, subject to certain limitations imposed by the Code. The Company provides a matching contribution of up to 4% of each participant’s eligible compensation. During 2004, 2003 and 2002, the Company’s matching contributions have been approximately $0.2 million in each year.

(16) Transactions with Related Parties

Mr. Fanning, a director of the Company, on January 1, 2004, had remaining balances on loans from the Company of $107,938 with an interest rate of 5.55% due on April 8, 2004 and $127,690 with an interest rate of 3.85% due on April 9, 2005. Mr. Fanning paid both loans in full on April 5, 2004. The loans were made for the purpose of purchasing shares upon option exercise and such loans were secured by the common stock of the Company. The authority of the Company to maintain such loans was “grandfathered” under the Exchange Act, as amended by Section 402 of the Sarbanes-Oxley Act of 2002.

Mr. Flaherty, Chief Executive Officer, President and director of the Company, is a director of Quest Diagnostics Incorporated (“Quest”). During 2004, Quest made payments of approximately $0.6 million to

HEALTH CARE PROPERTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company or its affiliates for the lease of medical office space at 16 locations. The leases for 15 of those locations were entered into by the predecessor landlord prior to the Company’s ownership of the particular medical office building with 11 of those leases entered into before Mr. Flaherty became an employee and director of the Company and a director of Quest. The lease for the remaining location was entered into by the Company before Mr. Flaherty became an employee and director of the Company and a director of Quest.

Mr. McKee, a director of the Company, is Vice Chairman and Chief Operating Officer of The Irvine Company. During each of 2004, 2003 and 2002, the Company made payments of approximately $0.5 million to The Irvine Company for the lease of office space.

Mr. Messmer, a director of the Company, is Chairman and Chief Executive Officer of Robert Half International Inc. During 2004, 2003 and 2002, the Company made payments of approximately $1.1 million, $50,000 and $15,000, respectively, to Robert Half International Inc. and certain of its subsidiaries for services including placement of temporary and permanent employees and Sarbanes-Oxley compliance consultation.

Mr. Rhein, a director of the Company, is a director of Cohen & Steers, Inc. Cohen & Steers Capital Management, Inc., a wholly owned subsidiary of Cohen & Steers, Inc., is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940 and as of December 31, 2004, owned 7.3% of our common stock.

Mr. Sullivan, a director of the Company, is a director of each of SCCI Healthcare Services Corporation and Covenant Care, Inc. During 2004, 2003 and 2002, SCCI Healthcare Services Corporation made payments of approximately $1.0 million, $1.3 million and $1.2 million, respectively, to the Company for a lease and a loan, which loan was paid in full in July 2004, related to two of its hospital properties, and Covenant Care, Inc. made payments of approximately $7.9 million, $7.6 million and $7.5 million, respectively, to the Company for the lease of certain of its nursing home properties. The agreements that required payment to the Company from SCCI Healthcare Services Corporation and Covenant Care, Inc. were entered into prior to Mr. Sullivan being elected a director of the Company.

Notwithstanding these matters, the Board of Directors of the Company has determined, in accordance with the categorical standards adopted by the Board, that each of Messrs. Fanning, McKee, Messmer, Rhein and Sullivan is independent within the meaning of the rules of the New York Stock Exchange.

HEALTH CARE PROPERTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(17) Selected Quarterly Financial Data (Unaudited)

	Three Months Ended During 2004
	March 31	June 30	September 30	December 31
	(In thousands, except share data)
Revenue	$96,563	$106,001	$110,671	$115,449
Gain (loss) from real estate dispositions, net of impairments	9,008	(960)	(5,371)	4,527
Net income applicable to common shares	41,552	36,302	29,208	40,848
Dividends paid per common share	0.4175	0.4175	0.4175	0.4175
Basic earnings per common share	0.32	0.28	0.22	0.31
Diluted earnings per common share	0.31	0.27	0.22	0.30

	Three Months Ended During 2003
	March 31	June 30	September 30	December 31
	(In thousands, except share data)
Revenue	$84,335	$91,508	$96,327	$104,134
Gain (loss) from real estate dispositions, net of impairments	(6,263)	(2,372)	5,086	3,783
Net income applicable to common shares	21,439	20,295	38,680	41,435
Dividends paid per common share	0.415	0.415	0.415	0.415
Basic earnings per common share	0.18	0.17	0.31	0.32
Diluted earnings per common share	0.18	0.17	0.31	0.32

Results of operations for properties sold or to be sold have been classified as discontinued operations for all periods presented.

HEALTH CARE PROPERTY INVESTORS, INC.

Schedule III: Real Estate and Accumulated Depreciation

December 31, 2004

			Gross Amount at Which Carried at Close of Period 12/31/04					Life on Which Depreciation in Latest Income Statement is Computed
City	State	Encumbrances at 12/31/04	Land	Building Improvements, CIP and Intangibles	Total	Accumulated Depreciation	Date Acquired/ Constructed
Hospitals
Slidell	LA	$—	$2,520	$19,412	$21,932	$(9,451)	1985	40
Los Gatos	CA	—	3,736	17,139	20,875	(10,765)	1985	30
San Antonio	TX	—	1,990	13,067	15,057	(6,018)	1987	45
Overland Park	KS	—	2,316	10,732	13,048	(3,956)	1988	45
Peoria	AZ	—	1,565	7,070	8,635	(2,627)	1988	45
Little Rock	AR	—	709	9,616	10,325	(3,261)	1989	45
Colorado Springs	CO	—	690	8,346	9,036	(2,752)	1989	45
Plaquemine	LA	—	737	9,722	10,459	(3,370)	1992	35
Ft. Lauderdale	FL	—	2,000	11,269	13,269	(7,354)	1997	40
Webster	TX	—	890	5,161	6,051	(1,085)	1997	35
Tucson	AZ	—	630	2,989	3,619	(505)	1997	45
Bennetsville	SC	—	800	13,700	14,500	(2,833)	1999	25
Cheraw	SC	—	500	8,000	8,500	(1,660)	1999	25
Cleveland	TX	—	400	14,400	14,800	(1,669)	1999	35
Fayetteville	AR	—	700	9,951	10,651	(1,471)	1999	35
Wichita	KS	—	1,500	12,501	14,001	(1,846)	1999	35
West Valley City	UT	—	2,900	48,186	51,086	(6,835)	1999	35
Victorville	CA	—	2,800	25,200	28,000	(3,720)	1999	35
Morgantown	WV	—	—	14,400	14,400	(2,129)	1999	35
Amarillo	TX	—	350	3,810	4,160	(2,075)	1999	10
Irvine	CA	—	18,000	70,800	88,800	(10,455)	1999	35
Tarzana	CA	—	12,300	77,464	89,764	(11,423)	1999	35
Palm Beach Garden	FL	—	4,200	58,250	62,450	(8,598)	1999	35
Roswell	GA	—	6,900	54,859	61,759	(8,165)	1999	35
Poplar Bluff	MO	—	1,200	34,800	36,000	(5,137)	1999	35
Hickory	NC	—	2,600	68,942	71,542	(10,316)	1999	35
Idaho Falls	ID	—	2,068	25,170	27,238	(1,204)	2001	45

Total hospitals		$—	$75,001	$654,956	$729,957	$(130,680)

Skilled nursing
Fort Collins	CO	$—	$159	$1,976	$2,135	$(1,513)	1985	25
Claremont	CA	—	513	1,820	2,333	(1,298)	1985	25
Salem	OR	—	87	2,660	2,747	(1,639)	1985	25
Walla Walla	WA	—	115	1,490	1,605	(1,073)	1985	27
Las Vegas	NM	—	178	1,638	1,816	(1,285)	1985	25
Omro	WI	—	36	3,651	3,687	(2,684)	1985	25
Livermore	CA	—	330	1,709	2,039	(1,276)	1985	25
Fairhaven	MA	—	350	2,264	2,614	(2,215)	1985	20
Westborough	MA	—	138	2,975	3,113	(1,949)	1985	30

HEALTH CARE PROPERTY INVESTORS, INC.

Schedule III: Real Estate and Accumulated Depreciation — (Continued)

December 31, 2004

			Gross Amount at Which Carried at Close of Period 12/31/04					Life on Which Depreciation in Latest Income Statement is Computed
City	State	Encumbrances at 12/31/04	Land	Building Improvements, CIP and Intangibles	Total	Accumulated Depreciation	Date Acquired/ Constructed
Morrison	CO	—	430	5,689	6,119	(4,055)	1985	25
Walnut Cove	NC	—	30	3,470	3,500	(2,310)	1985	25
Chelmsford	MA	—	429	3,996	4,425	(2,538)	1985	30
Highland	IL	—	44	1,329	1,373	(372)	1985	35
Hilliard	OH	—	87	3,776	3,863	(2,494)	1986	30
Canton	OH	—	77	3,784	3,861	(2,526)	1986	30
Orlando	FL	—	755	2,984	3,739	(1,633)	1986	30
Mobile	AL	—	335	3,614	3,949	(2,347)	1986	30
Vincennes	IN	—	1,000	5,373	6,373	(3,338)	1986	30
Newark	OH	—	400	8,588	8,988	(4,297)	1986	35
Bellflower	CA	—	330	1,148	1,478	(701)	1986	35
El Monte	CA	—	360	3,542	3,902	(2,182)	1986	35
Lomita	CA	—	510	1,222	1,732	(763)	1986	35
Downey	CA	—	330	1,401	1,731	(866)	1986	35
Glendora	CA	—	430	2,292	2,722	(1,347)	1986	35
Hayward	CA	—	900	890	1,790	(793)	1986	30
Maryville	TN	—	160	1,471	1,631	(603)	1986	45
Maryville	TN	—	307	4,376	4,683	(1,715)	1986	45
Bolivar	TN	—	61	3,424	3,485	(1,503)	1986	40
Blountville	TN	—	38	4,320	4,358	(1,925)	1986	40
Camden	TN	—	68	3,730	3,798	(1,957)	1986	35
Huntingdon	TN	—	84	4,220	4,304	(1,893)	1986	40
Jefferson City	TN	—	63	4,060	4,123	(2,072)	1986	35
Loudon	TN	—	26	3,879	3,905	(1,989)	1986	35
Memphis	TN	—	236	4,923	5,159	(2,208)	1986	40
Ripley	TN	—	29	3,718	3,747	(1,520)	1986	45
West Point	MS	—	110	2,635	2,745	(1,187)	1986	40
Upland	IN	—	150	1,715	1,865	(897)	1986	35
Whitehouse	OH	—	250	2,501	2,751	(1,111)	1986	40
Marion	OH	—	218	2,971	3,189	(1,732)	1986	30
Denver	CO	—	952	4,791	5,743	(2,640)	1986	30
Marysville	CA	—	190	1,654	1,844	(1,125)	1986	30
Yuba City	CA	—	252	937	1,189	(556)	1986	30
Mayfield	KY	—	218	2,797	3,015	(1,278)	1986	40
Mc Bain	MI	—	12	2,424	2,436	(981)	1986	45
Deckerville	MI	—	39	2,966	3,005	(1,187)	1986	45
Edmond	OK	—	516	3,768	4,284	(1,704)	1986	45
Hutchinson	KS	—	318	3,756	4,074	(1,833)	1986	40
Moore	OK	—	134	3,454	3,588	(1,547)	1986	45
Wichita	KS	—	220	4,377	4,597	(2,097)	1986	40

HEALTH CARE PROPERTY INVESTORS, INC.

Schedule III: Real Estate and Accumulated Depreciation — (Continued)

December 31, 2004

			Gross Amount at Which Carried at Close of Period 12/31/04					Life on Which Depreciation in Latest Income Statement is Computed
City	State	Encumbrances at 12/31/04	Land	Building Improvements, CIP and Intangibles	Total	Accumulated Depreciation	Date Acquired/ Constructed
Delaware	OH	(803)	93	3,440	3,533	(1,885)	1986	35
Lake City	FL	—	100	2,649	2,749	(1,731)	1987	30
Lexington Park	MD	—	210	4,658	4,868	(2,211)	1987	40
Cambridge	MD	—	371	9,166	9,537	(4,502)	1987	35
Elkton	MD	—	706	7,012	7,718	(3,408)	1987	35
Green Bay	WI	—	100	3,604	3,704	(2,086)	1988	30
Sturgeon Bay	WI	—	250	2,653	2,903	(1,437)	1988	30
Milwaukee	WI	—	450	2,239	2,689	(1,212)	1988	30
Orlando	FL	—	600	5,059	5,659	(1,822)	1988	45
Orange Park	FL	—	450	3,322	3,772	(1,196)	1988	45
Port St. Lucie	FL	—	1,050	2,528	3,578	(1,099)	1988	45
Cedar Rapids	IA	—	300	3,430	3,730	(1,856)	1988	30
Salina	KS	—	250	2,415	2,665	(1,329)	1988	30
Piggott	AR	—	30	1,909	1,939	(1,014)	1988	30
Dumas	AR	—	50	1,453	1,503	(954)	1988	25
Frankston	TX	—	50	947	997	(512)	1988	30
Pittsburg	TX	—	50	1,339	1,389	(714)	1988	30
Live Oak	FL	—	130	2,317	2,447	(881)	1989	45
Winter Haven	FL	—	875	4,337	5,212	(1,713)	1989	45
Lake Worth	FL	—	720	5,264	5,984	(1,940)	1989	45
Jeffersonville	IN	—	296	6,955	7,251	(3,555)	1990	30
Ferdinand	IN	—	26	3,389	3,415	(1,205)	1991	40
Lowell	IN	—	34	3,035	3,069	(1,316)	1991	35
Milford	IN	—	26	1,935	1,961	(779)	1991	35
Petersburg	IN	—	25	2,434	2,459	(943)	1991	40
Lenoir	NC	—	—	3,459	3,459	(173)	1989	40
Woodfin	NC	—	301	3,321	3,622	(1,173)	1992	45
King	NC	—	207	3,423	3,630	(1,190)	1992	45
Knightdale	NC	—	300	3,169	3,469	(1,077)	1995	35
Yorktown	IN	—	65	3,603	3,668	(1,124)	1995	35
Chesterton	IN	—	53	3,407	3,460	(1,071)	1995	35
Arden	NC	—	460	3,753	4,213	(1,053)	1995	45
Vista	CA	—	653	6,456	7,109	(1,901)	1997	25
Ponca City	OK	—	316	2,630	2,946	(342)	1998	35
Seminole	OK	—	263	464	727	(157)	1998	35
Shawnee	OK	—	297	4,245	4,542	(507)	1998	35
Statesboro	GA	—	168	1,695	1,863	(533)	1998	25
Fort Worth	TX	—	243	2,575	2,818	(792)	1998	25
Ogden	UT	—	250	4,685	4,935	(1,047)	1998	35
Rexburg	ID	—	200	5,310	5,510	(1,184)	1998	35

HEALTH CARE PROPERTY INVESTORS, INC.

Schedule III: Real Estate and Accumulated Depreciation — (Continued)

December 31, 2004

			Gross Amount at Which Carried at Close of Period 12/31/04					Life on Which Depreciation in Latest Income Statement is Computed
City	State	Encumbrances at 12/31/04	Land	Building Improvements, CIP and Intangibles	Total	Accumulated Depreciation	Date Acquired/ Constructed
Franklin	LA	—	608	6,150	6,758	(1,876)	1998	25
Tucson	AZ	—	289	3,499	3,788	(819)	1998	35
Stillwater	OK	—	50	1,323	1,373	(410)	1998	35
Perris	CA	—	336	3,394	3,730	(1,015)	1998	25
Amarillo	TX	—	200	2,048	2,248	(446)	1998	35
Bad Axe	MI	—	400	4,506	4,906	(797)	1998	40
Texas City	TX	—	325	2,727	3,052	(566)	1998	35
Hillsdale	PA	—	35	3,298	3,333	(565)	1998	35
Indianapolis	IN	—	250	2,184	2,434	(494)	1998	35
Indianapolis	IN	—	500	7,344	7,844	(1,432)	1998	35
Indianapolis	IN	—	40	1,994	2,034	(387)	1998	35
Indianapolis	IN	—	100	2,334	2,434	(498)	1998	35
Indianapolis	IN	—	450	5,583	6,033	(1,082)	1998	35
Greenfield	IN	—	130	3,303	3,433	(676)	1998	35
Anderson	IN	—	50	8,035	8,085	(1,509)	1998	35
Fort Wayne	IN	—	125	3,391	3,516	(701)	1998	35
Kokomo	IN	—	250	5,932	6,182	(528)	1999	45
Lebanon	IN	—	—	5,248	5,248	(828)	1999	45
Angola	IN	—	130	2,970	3,100	(498)	1999	35
Fort Wayne	IN	—	200	4,300	4,500	(763)	1999	35
Fort Wayne	IN	—	140	3,860	4,000	(655)	1999	35
Huntington	IN	—	30	3,070	3,100	(538)	1999	35
Las Vegas	NV	—	1,300	4,300	5,600	(933)	1999	35
Las Vegas	NV	—	1,300	6,200	7,500	(1,256)	1999	35
Fairborn	OH	—	250	4,950	5,200	(816)	1999	35
Georgetown	OH	—	130	5,070	5,200	(834)	1999	35
Port Clinton	OH	—	370	3,730	4,100	(636)	1999	35
Springfield	OH	—	250	4,050	4,300	(683)	1999	35
Toledo	OH	—	120	5,280	5,400	(907)	1999	35
Versailles	OH	—	120	5,080	5,200	(835)	1999	35
Douglas	AZ	—	220	2,180	2,400	(381)	1999	35
Safford	AZ	—	300	4,200	4,500	(671)	1999	35
Denver	CO	—	200	3,700	3,900	(597)	1999	35
Lakewood	CO	—	150	4,548	4,698	(717)	1999	35
Issaquah	WA	—	1,700	5,742	7,442	(1,559)	1999	20
New Albany	IN	—	230	7,090	7,320	(1,078)	2001	35
Spencer	IN	—	70	7,440	7,510	(1,183)	2001	35
Jasper	IN	—	165	6,452	6,617	(1,013)	2001	35
Kingsport	TN	—	450	8,092	8,542	(1,320)	2001	35
Huntsville	TN	—	75	5,467	5,542	(836)	2001	35

HEALTH CARE PROPERTY INVESTORS, INC.

Schedule III: Real Estate and Accumulated Depreciation — (Continued)

December 31, 2004

			Gross Amount at Which Carried at Close of Period 12/31/04					Life on Which Depreciation in Latest Income Statement is Computed
City	State	Encumbrances at 12/31/04	Land	Building Improvements, CIP and Intangibles	Total	Accumulated Depreciation	Date Acquired/ Constructed
Lawrence County	TN	—	210	7,832	8,042	(1,247)	2001	35
Richmond	IN	—	250	5,016	5,266	(667)	2001	35
Tell City	IN	—	95	7,812	7,907	(640)	2001	45
Albany	KY	—	95	1,918	2,013	(225)	2002	30
Augusta	KY	—	75	881	956	(148)	2002	20
Bedford	KY	—	50	2,667	2,717	(297)	2002	30
Georgetown	KY	—	620	2,298	2,918	(259)	2002	30
Taylorsville	KY	—	145	5,390	5,535	(599)	2002	30
Texas City	TX	—	170	7,052	7,222	(697)	2002	35
Galveston	TX	—	245	6,977	7,222	(691)	2002	35
Port Arthur	TX	—	155	7,067	7,222	(698)	2002	35
Logansport	IN	—	80	3,032	3,112	(423)	2002	25
Pilot Point	TX	—	220	2,315	2,535	(307)	2002	30
Ligonier	IN	—	84	2,839	2,923	(258)	2002	34
Seymour	IN	—	—	7,584	7,584	(176)	2004	45
Fishersville	VA	—	751	7,734	8,485	(173)	2004	40
Floyd	VA	—	309	2,260	2,569	(83)	2004	25
Newport News	VA	—	535	6,192	6,727	(140)	2004	40
Roanoke	VA	—	586	7,159	7,745	(155)	2004	40
Staunton	VA	—	422	8,681	9,103	(185)	2004	40
Williamsburg	VA	—	699	4,886	5,585	(116)	2004	40
Woodstock	VA	—	607	5,400	6,007	(123)	2004	40
Cynthiana	KY	—	192	3,893	4,085	—	2004	*
Independence	VA	—	206	8,366	8,572	(179)	2004	40
Windsor	VA	—	319	7,543	7,862	(164)	2004	40
Carthage	TN	—	129	2,406	2,535	(42)	2004	35
Michigan City	IN	—	555	5,494	6,049	—	2004	40

Total skilled nursing		$(803)	$43,864	$612,590	$656,454	$(181,408)

Assisted living & CCRCs
Wichita	KS	$—	$220	$4,422	$4,642	$(1,985)	1986	40
Winter Haven	FL	—	390	607	997	(430)	1989	45
Voorhees	NJ	—	380	6,360	6,740	(1,750)	1995	35
Everett	WA	—	314	3,376	3,690	(1,068)	1995	35
Phoenix	AZ	—	473	4,478	4,951	(1,277)	1995	35
Renton	WA	—	231	2,878	3,109	(899)	1995	35
Dover	DE	—	380	4,147	4,527	(1,202)	1995	35
Allentown	PA	—	115	4,883	4,998	(1,443)	1995	35
Latrobe	PA	—	50	9,008	9,058	(2,540)	1995	35

HEALTH CARE PROPERTY INVESTORS, INC.

Schedule III: Real Estate and Accumulated Depreciation — (Continued)

December 31, 2004

			Gross Amount at Which Carried at Close of Period 12/31/04					Life on Which Depreciation in Latest Income Statement is Computed
City	State	Encumbrances at 12/31/04	Land	Building Improvements, CIP and Intangibles	Total	Accumulated Depreciation	Date Acquired/ Constructed
Painted Post	NY	—	150	3,939	4,089	(1,201)	1995	35
Carthage	TX	—	83	1,486	1,569	(401)	1995	35
Gun Barrel	TX	—	34	1,553	1,587	(418)	1995	35
Sherman	TX	—	145	1,516	1,661	(409)	1995	35
Spartanburg	SC	—	535	17,769	18,304	(4,716)	1996	35
Easley	SC	—	510	13,244	13,754	(3,751)	1996	35
Hendersonville	NC	—	100	1,836	1,936	(572)	1996	35
Hendersonville	NC	—	320	7,902	8,222	(2,289)	1996	35
Columbus	OH	—	800	7,415	8,215	(2,004)	1996	35
Pinellas Park	FL	—	480	4,251	4,731	(1,318)	1996	35
Victoria	TX	—	175	4,290	4,465	(1,110)	1995	43
Mesquite	TX	—	100	2,466	2,566	(620)	1996	35
Lubbock	TX	—	197	2,467	2,664	(620)	1996	35
Conroe	TX	—	167	1,885	2,052	(474)	1996	35
Beaumont	TX	—	145	10,404	10,549	(2,208)	1995	45
El Paso	TX	—	470	8,053	8,523	(2,205)	1997	35
San Marcos	TX	—	190	3,571	3,761	(1,045)	1997	35
San Antonio	TX	—	180	9,429	9,609	(2,518)	1997	35
Vineland	NJ	—	177	2,897	3,074	(680)	1997	35
Glassboro	NJ	—	162	2,875	3,037	(660)	1997	35
Albuquerque	NM	—	767	9,324	10,091	(2,040)	1996	45
Temple	TX	—	96	2,138	2,234	(502)	1997	35
Houston	TX	—	835	7,195	8,030	(1,049)	1997	45
Birmingham	AL	—	1,200	8,023	9,223	(1,454)	1997	45
San Antonio	TX	—	632	7,337	7,969	(1,452)	1996	45
Lake Charles	LA	—	454	5,583	6,037	(1,098)	1997	45
Lafayette	LA	—	433	5,259	5,692	(1,032)	1997	45
Alexandria	LA	—	393	5,262	5,655	(1,048)	1997	45
Tampa	FL	—	600	6,225	6,825	(1,311)	1997	45
Woodbridge	VA	—	950	7,158	8,108	(1,194)	1997	45
Murietta	CA	—	435	5,934	6,369	(1,168)	1997	35
Lodi	CA	—	732	5,907	6,639	(1,433)	1997	35
Ontario	CA	—	174	4,621	4,795	(1,056)	1997	35
Fairfield	CA	—	149	2,835	2,984	(578)	1997	35
Overland Park	KS	—	750	8,241	8,991	(1,348)	1998	45
Voorhees Township	NJ	—	900	7,969	8,869	(1,327)	1998	45
Ocala	FL	—	522	5,420	5,942	(889)	1998	45
Westminster	MD	—	768	5,619	6,387	(1,430)	1998	45
Zephyr Hills	FL	—	460	3,353	3,813	(681)	1998	35
Casselberry	FL	—	540	1,550	2,090	(351)	1998	35

HEALTH CARE PROPERTY INVESTORS, INC.

Schedule III: Real Estate and Accumulated Depreciation — (Continued)

December 31, 2004

			Gross Amount at Which Carried at Close of Period 12/31/04					Life on Which Depreciation in Latest Income Statement is Computed
City	State	Encumbrances at 12/31/04	Land	Building Improvements, CIP and Intangibles	Total	Accumulated Depreciation	Date Acquired/ Constructed
Lancaster	SC	—	84	3,120	3,204	(414)	1998	45
Georgetown	SC	—	239	3,136	3,375	(510)	1998	45
Rock Hill	SC	—	203	2,908	3,111	(557)	1998	45
Sumter	SC	—	196	2,709	2,905	(576)	1998	45
Anderson	IN	—	500	4,642	5,142	(860)	1999	35
Evansville	IN	—	500	8,171	8,671	(1,131)	1999	45
Jackson	TN	—	200	2,310	2,510	(923)	1999	35
Boise	ID	—	150	3,197	3,347	(422)	1999	35
El Paso	TX	—	300	4,052	4,352	(594)	1999	35
Odessa	TX	—	200	4,052	4,252	(615)	1996	35
Walla Walla	WA	—	300	5,282	5,582	(781)	1999	35
Houston	TX	—	350	3,089	3,439	(772)	1999	35
Houston	TX	—	400	2,845	3,245	(669)	1999	45
Sugar Land	TX	—	350	2,976	3,326	(742)	1999	35
The Woodlands	TX	—	400	1,864	2,264	(528)	1999	35
Palm Desert	CA	—	760	3,062	3,822	(292)	2001	35
Sterling Heights	MI	—	920	7,326	8,246	(698)	2001	35
Cincinnati	OH	—	600	4,428	5,028	(422)	2001	35
Port Richey	FL	—	1,450	5,187	6,637	(494)	2001	35
Auburn	CA	—	540	8,309	8,849	(1,002)	2001	40
Biloxi	MS	—	480	5,856	6,336	(745)	2001	40
Jacksonville	FL	—	3,250	26,786	30,036	(2,505)	2002	35
Houston	TX	—	2,470	22,560	25,030	(2,173)	2002	35
Delray Beach	FL	—	850	6,215	7,065	(478)	2002	45
Cleveland	OH	—	1,310	5,798	7,108	(586)	2002	40
San Antonio	TX	—	730	4,276	5,006	(415)	2002	45
Mission	KS	—	340	9,517	9,857	(763)	2002	35
Friendswood	TX	—	400	7,675	8,075	(569)	2002	45
Austin	TX	—	2,960	41,645	44,605	(1,735)	2002	30
Denver	CO	—	2,810	36,021	38,831	(1,501)	2002	30
Fort Worth	TX	—	2,830	50,833	53,663	(2,118)	2002	30
Tucson	AZ	—	2,350	24,037	26,387	(1,002)	2002	30
Altamonte Springs	FL	—	1,530	7,956	9,486	(590)	2002	40
Clearwater	FL	—	2,250	3,207	5,457	(362)	2002	40
Mesa	AZ	—	880	3,679	4,559	(393)	2003	30
Boynton Beach	FL	—	1,270	5,232	6,502	(387)	2003	40
Saco	ME	—	80	2,684	2,764	(171)	2003	40
Cape Elizabeth	ME	—	630	3,946	4,576	(286)	2003	40
Jeffersonville	IN	—	160	1,341	1,501	(94)	2003	40
Sun City Center	FL	—	510	6,120	6,630	(109)	2004	35

HEALTH CARE PROPERTY INVESTORS, INC.

Schedule III: Real Estate and Accumulated Depreciation — (Continued)

December 31, 2004

			Gross Amount at Which Carried at Close of Period 12/31/04					Life on Which Depreciation in Latest Income Statement is Computed
City	State	Encumbrances at 12/31/04	Land	Building Improvements, CIP and Intangibles	Total	Accumulated Depreciation	Date Acquired/ Constructed
Holland	MI	(16,683)	787	52,281	53,068	(954)	2004	30
Lexington	KY	(8,010)	2,093	16,917	19,010	(329)	2004	30
Sun City Center	FL	—	3,466	69,115	72,581	(1,078)	2004	35
Altamonte Springs	FL	—	394	3,124	3,518	(54)	2004	35
Auburn	MA	—	1,281	10,123	11,404	(136)	2004	40
Bozeman	MT	—	982	7,776	8,758	(103)	2004	40
Cedar Rapids	IA	—	440	3,496	3,936	(52)	2004	35
Englewood	FL	—	1,240	9,841	11,081	(155)	2004	35
Escondido	CA	—	627	4,951	5,578	(115)	2004	20
Las Vegas	NV	—	320	2,701	3,021	(35)	2004	40
Lewiston	ID	—	767	6,079	6,846	(81)	2004	40
New Port Richey	FL	—	1,575	12,463	14,038	(173)	2004	40
Puyallup	WA	—	1,088	8,630	9,718	(115)	2004	40
Stockton	CA	—	505	3,977	4,482	(121)	2004	15

Total assisted living & CCRCs		$(24,693)	$71,760	$833,883	$905,643	$(97,739)

Medical office buildings
Pampa	TX	$—	$84	$3,242	$3,326	$(776)	1992	45
Lufkin	TX	—	338	2,383	2,721	(539)	1992	45
Longview	TX	—	102	7,998	8,100	(1,928)	1992	45
Houston	TX	—	300	3,770	4,070	(1,429)	1993	30
Victoria	TX	—	125	8,977	9,102	(2,025)	1992	45
Bountiful	UT	—	276	5,237	5,513	(1,102)	1994	45
San Diego	CA	—	2,848	5,897	8,745	(2,240)	1997	35
San Diego	CA	(7,929)	2,863	8,933	11,796	(3,046)	1997	35
San Diego	CA	—	4,619	20,033	24,652	(6,669)	1997	35
Poway	CA	—	2,700	10,846	13,546	(2,585)	1997	35
Minneapolis	MN	(8,425)	117	13,267	13,384	(2,723)	1997	35
Minneapolis	MN	(3,900)	160	10,132	10,292	(1,866)	1998	35
Indianapolis	IN	—	520	2,034	2,554	(354)	1998	35
Brownsburg	IN	—	430	768	1,198	(132)	1998	35
Indianapolis	IN	—	1,300	9,792	11,092	(1,700)	1998	35
Indianapolis	IN	—	700	3,507	4,207	(612)	1998	35
Indianapolis	IN	—	1,200	6,536	7,736	(1,143)	1998	35
Zionsville	IN	—	400	2,017	2,417	(389)	1998	35
Indianapolis	IN	—	944	2,898	3,842	(622)	1998	35
Indianapolis	IN	—	1,733	5,457	7,190	(1,150)	1998	35
Indianapolis	IN	—	642	2,414	3,056	(533)	1998	35
Indianapolis	IN	—	1,047	3,821	4,868	(709)	1998	35

HEALTH CARE PROPERTY INVESTORS, INC.

Schedule III: Real Estate and Accumulated Depreciation — (Continued)

December 31, 2004

			Gross Amount at Which Carried at Close of Period 12/31/04					Life on Which Depreciation in Latest Income Statement is Computed
City	State	Encumbrances at 12/31/04	Land	Building Improvements, CIP and Intangibles	Total	Accumulated Depreciation	Date Acquired/ Constructed
Indianapolis	IN	(3,147)	1,151	6,146	7,297	(1,140)	1998	35
Indianapolis	IN	—	3,104	11,246	14,350	(2,024)	1998	35
Castle Dale	UT	—	50	1,818	1,868	(307)	1999	35
Centerville	UT	(584)	300	1,288	1,588	(217)	1999	35
Elko	NV	—	55	2,637	2,692	(445)	1999	35
West Valley City	UT	—	1,070	17,501	18,571	(2,925)	1999	35
Grantsville	UT	—	50	429	479	(72)	1999	35
Washington Terrace	UT	—	—	4,573	4,573	(828)	1999	35
Washington Terrace	UT	—	—	2,692	2,692	(466)	1999	35
Salt Lake City	UT	(369)	190	793	983	(129)	1999	35
Salt Lake City	UT	—	220	10,732	10,952	(1,886)	1999	35
Salt Lake City	UT	(5,584)	180	14,792	14,972	(2,537)	1999	35
Phoenix	AZ	—	780	3,199	3,979	(560)	1999	35
Orem	UT	—	337	8,744	9,081	(1,622)	1999	35
Springville	UT	—	85	1,493	1,578	(251)	1999	35
Ogden	UT	(697)	180	1,695	1,875	(286)	1999	35
Glen Burnie	MD	(3,607)	670	5,085	5,755	(823)	1999	35
San Diego	CA	(3,866)	1,650	4,130	5,780	(795)	1999	35
Providence	UT	—	240	4,004	4,244	(655)	1999	35
Layton	UT	(1,300)	—	2,827	2,827	(417)	1999	35
Harrison	OH	(2,676)	—	4,561	4,561	(673)	1999	35
Roseburg	OR	—	—	5,707	5,707	(752)	1999	35
Mesa	AZ	—	200	1,338	1,538	(292)	1999	35
Murfreesboro	TN	(6,443)	900	12,706	13,606	(1,802)	1999	35
San Diego	CA	—	2,910	17,362	20,272	(2,563)	1999	35
St Louis/Shrewsbury	MO	(3,469)	1,650	3,767	5,417	(556)	1999	35
Houston	TX	(14,038)	1,927	33,004	34,931	(4,994)	1999	35
Indianapolis	IN	—	420	3,581	4,001	(526)	1999	35
Atlantis	FL	(1,839)	—	5,894	5,894	(872)	1999	35
Atlantis	FL	(1,531)	—	2,036	2,036	(293)	1999	35
Atlantis	FL	—	—	2,019	2,019	(293)	1999	35
Murietta	CA	—	400	9,435	9,835	(1,553)	1999	35
Valencia	CA	—	2,300	6,621	8,921	(1,166)	1999	35
West Hills	CA	—	2,100	10,985	13,085	(1,965)	1999	35
Houston	TX	(10,507)	2,200	19,570	21,770	(5,224)	1999	35
Plano	TX	(4,460)	1,700	7,814	9,514	(1,594)	1999	25
Renton	WA	—	—	18,724	18,724	(2,796)	1999	35
Tucson	AZ	—	215	6,318	6,533	(696)	2001	35
Layton	UT	—	371	7,073	7,444	(882)	2001	35
Salt Lake City	UT	—	3,000	7,552	10,552	(634)	2001	40

HEALTH CARE PROPERTY INVESTORS, INC.

Schedule III: Real Estate and Accumulated Depreciation — (Continued)

December 31, 2004

			Gross Amount at Which Carried at Close of Period 12/31/04					Life on Which Depreciation in Latest Income Statement is Computed
City	State	Encumbrances at 12/31/04	Land	Building Improvements, CIP and Intangibles	Total	Accumulated Depreciation	Date Acquired/ Constructed
Oro Valley	AZ	—	1,050	6,768	7,818	(614)	2001	45
Kaysville	UT	—	530	4,487	5,017	(332)	2001	45
Phoenix	AZ	—	280	871	1,151	(64)	2001	45
Stansbury	UT	(2,255)	450	3,201	3,651	(225)	2001	45
Wichita	KS	(2,209)	530	3,341	3,871	(235)	2001	45
Las Vegas	NV	—	5,900	39,136	45,036	(2,931)	2002	40
West Valley City	UT	—	410	17,179	17,589	(590)	2002	35
Thornton	CO	—	236	10,206	10,442	(735)	2002	45
Chandler	AZ	—	3,669	13,503	17,172	(113)	2002	40
Tucson	AZ	—	215	3,960	4,175	(169)	2003	45
Hermitage	TN	—	822	5,324	6,146	(309)	2003	37
Hermitage	TN	—	583	10,208	10,791	(634)	2003	37
Hermitage	TN	—	309	6,867	7,176	(377)	2003	40
Orlando	FL	—	2,161	5,488	7,649	(394)	2003	37
San Jose	CA	—	1,897	1,943	3,840	(161)	2003	37
San Jose	CA	—	1,342	6,207	7,549	(229)	2003	37
Salt Lake City	UT	—	498	4,377	4,875	(260)	2003	37
McKinney	TX	—	560	6,216	6,776	(198)	2003	40
McKinney	TX	—	—	6,530	6,530	(160)	2003	39
Lone Tree	CO	—	—	14,502	14,502	(235)	2003	40
Las Vegas	NV	—	—	13,082	13,082	(305)	2003	40
Reston	VA	—	—	13,983	13,983	(339)	2003	40
Las Vegas	NV	—	3,223	18,279	21,502	(357)	2004	30
Seattle	WA	—	—	58,264	58,264	(145)	2004	39
Seattle	WA	—	—	28,311	28,311	(77)	2004	36
Seattle	WA	—	—	8,880	8,880	(33)	2004	33
Seattle	WA	—	—	6,304	6,304	(20)	2004	10
Seattle	WA	—	—	2,920	2,920	(19)	2004	25

Total medical office building		$(88,835)	$78,718	$752,187	$830,905	$(93,043)

Other
Knoxville	TN	$—	$700	$4,559	$5,259	$(1,367)	1994	35
Sunnyvale	CA	—	5,210	15,344	20,554	(3,301)	1997	35
Clarksville	TN	—	1,195	6,537	7,732	(1,243)	1998	35
Sacramento	CA	(13,185)	2,860	22,477	25,337	(5,096)	1998	35
Greendale	WI	—	880	3,393	4,273	(549)	1999	35
Elm Grove	WI	—	620	3,382	4,002	(548)	1999	35
Milwaukee	WI	—	475	3,928	4,403	(636)	1999	35
Milwaukee	WI	—	550	3,252	3,802	(527)	1999	35
Milwaukee	WI	—	620	3,095	3,715	(501)	1999	35

HEALTH CARE PROPERTY INVESTORS, INC.

Schedule III: Real Estate and Accumulated Depreciation — (Continued)

December 31, 2004

			Gross Amount at Which Carried at Close of Period 12/31/04					Life on Which Depreciation in Latest Income Statement is Computed
City	State	Encumbrances at 12/31/04	Land	Building Improvements, CIP and Intangibles	Total	Accumulated Depreciation	Date Acquired/ Constructed
Salt Lake City	UT	—	500	8,542	9,042	(854)	2001	35
Salt Lake City	UT	(11,900)	890	15,618	16,508	(1,375)	2001	40
Salt Lake City	UT	—	190	9,870	10,060	(747)	2001	45
Salt Lake City	UT	—	630	6,915	7,545	(629)	2001	40
Salt Lake City	UT	—	125	6,362	6,487	(482)	2001	45
Salt Lake City	UT	—	—	14,608	14,608	(647)	2001	45
Salt Lake City	UT	—	280	4,340	4,620	(241)	2002	45
Bristol	CT	—	560	2,839	3,399	(197)	2002	30
East Providence	RI	—	240	1,562	1,802	(109)	2002	30
Newington	CT	—	310	2,008	2,318	(139)	2002	30
Warwick	RI	—	455	2,017	2,472	(140)	2002	30
West Springfield	MA	—	680	3,988	4,668	(189)	2002	30
Salt Lake City	UT	—	—	6,667	6,667	(38)	2002	35
Enfield	CT	—	480	2,960	3,440	(224)	2003	15
San Diego	CA	—	7,872	33,385	41,257	(766)	2004	40

Total other		$(25,085)	$26,322	$187,648	$213,970	$(20,545)

Total continuing operations properties		$(139,416)	$295,665	$3,041,264	$3,336,929	$(523,415)

Discontinued operations properties
Modesto	CA	$—	$583	$1,865	$2,448	$(1,459)	1985
Mountain Home	AR	—	49	1,180	1,229	(343)	1985
Texarkana	TX	—	111	3,102	3,213	(1,971)	1986
Star City	AR	—	30	1,049	1,079	(598)	1988
Seaside	OR	—	285	3,115	3,400	(840)	1994
Milledgeville	GA	—	150	1,687	1,837	(483)	1997
Oklahoma City	OK	—	193	1,790	1,983	(367)	1998
Okemah	OK	—	137	853	990	(214)	1998
Houston	TX	—	500	1,064	1,564	(666)	1998
Houston	TX	—	400	1,239	1,639	(399)	1993
Port Richey	FL	—	250	967	1,217	(421)	1998
San Angelo	TX	—	150	250	400	(250)	1999

Total discontinued operations properties		$—	$2,838	$18,161	$20,999	$(8,011)

Corporate and other assets		$—	$958	$6,384	$7,342	$(3,147)

Total		$(139,416)	$299,461	$3,065,809	$3,365,270	$(534,573)

*	Property is in development and not yet placed into service.

HEALTH CARE PROPERTY INVESTORS, INC.

Schedule III: Real Estate and Accumulated Depreciation — (Continued)

December 31, 2004

(a)	Reconciliation of real estate per Schedule III to the Consolidated Balance Sheet as of December 31, 2004 (in thousands):

Schedule III total	$3,365,270
Less: Lease-up intangibles included in other assets	(14,325)

Amount included under real estate on Consolidated Balance Sheet	$3,350,945

(b)	A summary of activity for real estate and accumulated depreciation for the year ended December 31, 2004, 2003 and 2002 is as follows (in thousands):

	Year ended December 31,
	2004	2003	2002
Real estate:
Balances at beginning of year	$3,017,461	$2,783,799	$2,534,527
Acquisition of real state, development and improvements	511,448	310,151	283,345
Disposition of real estate	(183,012)	(62,497)	(23,066)
Impairments	(17,067)	(13,992)	(11,007)
Balances associated with changes in reporting presentation	22,115	—	—

Balances at end of year	$3,350,945	$3,017,461	$2,783,799

Accumulated depreciation:
Balances at beginning of year	$474,021	$412,388	$339,971
Depreciation expense	89,357	80,123	75,636
Disposition of real estate	(34,163)	(18,490)	(3,219)
Balances associated with changes in reporting presentation	5,358	—	—

Balances at end of year	$534,573	$474,021	$412,388