Form 10-Q
period 2005-03-31
HEALTH CARE PROPERTY INVESTORS INC
filed 2005-05-03
CIK 765880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2005.

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

As of April 29, 2005, there were 134,319,016 shares of $ 1.00 par value common stock outstanding.

HEALTH CARE PROPERTY INVESTORS, INC.

INDEX

PART I. FINANCIAL INFORMATION

HEALTH CARE PROPERTY INVESTORS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Real estate:
Buildings and improvements	$2,992,801	$3,025,707
Developments in process	29,631	25,777
Land	294,208	299,461
Less accumulated depreciation	544,496	533,764

Net real estate	2,772,144	2,817,181

Loans receivable, net:
Joint venture partners	778	6,473
Others	143,045	139,919
Investments in and advances to unconsolidated joint ventures	57,380	60,506
Accounts receivable, net of allowance of $719 and $834, respectively	14,225	14,834
Cash and cash equivalents	17,807	20,555
Intangibles, net	18,517	18,872
Other assets, net	24,237	24,294

Total assets	$3,048,133	$3,102,634

LIABILITIES AND STOCKHOLDERS’ EQUITY
Bank line of credit	$247,800	$300,100
Senior unsecured notes	1,046,896	1,046,690
Mortgage debt	138,055	139,416
Accounts payable and accrued liabilities	62,399	59,905
Deferred revenue	17,319	15,300

Total liabilities	1,512,469	1,561,411

Minority interests	121,843	121,781
Stockholders’ equity:
Preferred stock, $1.00 par value: 50,000,000 shares authorized; 11,820,000 shares issued and outstanding, liquidation preference of $25 per share	285,173	285,173
Common stock, $1.00 par value: 750,000,000 shares authorized; 134,318,469 and 133,658,318 shares issued and outstanding, respectively	134,318	133,658
Additional paid-in capital	1,416,045	1,403,335
Cumulative net income	1,391,547	1,348,089
Cumulative dividends	(1,801,466)	(1,739,859)
Other equity	(11,796)	(10,954)

Total stockholders’ equity	1,413,821	1,419,442

Total liabilities and stockholders’ equity	$3,048,133	$3,102,634

See accompanying Notes to Condensed Consolidated Financial Statements.

HEALTH CARE PROPERTY INVESTORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues:
Rental income	$102,515	$85,226
Equity income from unconsolidated joint ventures	211	1,237
Interest and other income	5,670	8,523

	108,396	94,986

Costs and expenses:
Interest	23,238	21,215
Depreciation and amortization	23,771	19,893
Operating	13,344	8,825
General and administrative	7,297	7,269

	67,650	57,202

Income before minority interests	40,746	37,784
Minority interests	(3,147)	(2,865)

Income from continuing operations	37,599	34,919

Discontinued operations:
Operating income	1,121	2,908
Gain on sales of real estate, net of impairments	4,738	9,008

	5,859	11,916

Net income	43,458	46,835
Preferred stock dividends	(5,283)	(5,283)

Net income applicable to common shares	$38,175	$41,552

Basic earnings per common share:
Continuing operations	$0.24	$0.23
Discontinued operations	0.05	0.09

Net income applicable to common shares	$0.29	$0.32

Diluted earnings per common share:
Continuing operations	$0.24	$0.22
Discontinued operations	0.04	0.09

Net income applicable to common shares	$0.28	$0.31

Weighted average shares used to calculate earnings per share:
Basic	133,492	130,739

Diluted	134,529	132,700

See accompanying Notes to Condensed Consolidated Financial Statements.

HEALTH CARE PROPERTY INVESTORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Cumulative		Other Equity	Total
	Shares	Amount	Shares	Amount		Net Income	Dividends
December 31, 2004	11,820	$285,173	133,658	$133,658	$1,403,335	$1,348,089	$(1,739,859)	$(10,954)	$1,419,442
Issuances of common stock, net	—	—	281	281	7,064	—	—	(1,484)	5,861
Exercise of stock options	—	—	379	379	4,960	—	—	—	5,339
Net income	—	—	—	—	—	43,458	—	—	43,458
Preferred stock dividends	—	—	—	—	—	—	(5,283)	—	(5,283)
Common stock dividends	—	—	—	—	—	—	(56,324)	—	(56,324)
Amortization of deferred compensation	—	—	—	—	686	—	—	642	1,328

March 31, 2005	11,820	$285,173	134,318	$134,318	$1,416,045	$1,391,547	$(1,801,466)	$(11,796)	$1,413,821

See accompanying Notes to Condensed Consolidated Financial Statements.

HEALTH CARE PROPERTY INVESTORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$43,458	$46,835
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Continuing operations	23,771	19,893
Discontinued operations	213	1,406
Amortization of other lease intangibles	(22)	—
Impairments	—	975
Amortization of deferred compensation and debt issuance costs	2,181	1,673
Provision for loan losses	(56)	234
Straight-line rents	(1,629)	(460)
Equity income from unconsolidated joint ventures	(211)	(1,237)
Distributions of earnings from unconsolidated joint ventures	211	1,237
Minority interests	3,147	2,865
Net gain on sales of real estate	(4,738)	(9,983)
Changes in:
Accounts receivable	609	(180)
Other assets	1,039	45
Accounts payable, accrued liabilities and deferred revenue	4,513	6,404

Net cash provided by operating activities	72,486	69,707

Cash flows from investing activities:
Acquisition and development of real estate	(6,864)	(55,683)
Lease commissions and tenant and capital improvements	(400)	(1,125)
Net proceeds from sales of real estate	34,242	98,216
Distributions from unconsolidated joint ventures	3,126	92,484
Principal repayments on loans receivable	6,910	14,549
Investment in loans receivable	(4,285)	(825)

Net cash provided by investing activities	32,729	147,616

Cash flows from financing activities:
Repayments under bank line of credit	(52,300)	(108,000)
Repayment of mortgage debt	(1,361)	—
Repayment of senior unsecured notes	—	(51,080)
Net proceeds from the issuance of common stock and exercise of options	10,815	16,338
Dividends paid on common and preferred stock	(61,607)	(61,177)
Distributions to minority interests	(3,510)	(3,040)

Net cash used in financing activities	(107,963)	(206,959)

Net (decrease) increase in cash and cash equivalents	(2,748)	10,364
Cash and cash equivalents, beginning of period	20,555	17,768

Cash and cash equivalents, end of period	$17,807	$28,132

See accompanying Notes to Condensed Consolidated Financial Statements

HEALTH CARE PROPERTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Business

Health Care Property Investors, Inc. is a real estate investment trust (“REIT”) that, together with its consolidated entities (collectively, “HCP” or the “Company”), invests directly, or through joint ventures and mortgage loans, in healthcare related properties located throughout the United States.

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

The Company adopted Interpretation No. 46R, Consolidation of Variable Interest Entities, as revised (“FIN 46R”), effective January 1, 2004 for variable interest entities created before February 1, 2003 and effective immediately for variable interest entities created after January 31, 2003. FIN 46R provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and the determination of which business enterprise is the primary beneficiary of the VIE. A variable interest entity is broadly defined as an entity where either (i) the equity investors as a group, if any, do not have a controlling financial interest or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional financial support. The Company consolidates investments in VIEs when it is determined that the Company is the primary beneficiary of the VIE. The adoption of FIN 46R resulted in the consolidation of five joint ventures effective January 1, 2004, that were previously accounted for under the equity method. The consolidation of these joint ventures did not have a significant effect on the Company’s consolidated financial statements or results of operations.

Investments in entities which the Company does not consolidate but for which the Company has the ability to exercise significant influence over operating and financial policies are reported under the equity method. Generally, under the equity method of accounting, the Company’s share of the investee’s earnings or loss is included in the Company’s operating results.

Revenue Recognition

Rental income from tenants is recognized in accordance with GAAP, including Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). For leases with minimum scheduled rent increases, the Company recognizes income on a straight-line basis over the lease term when collectibility is reasonably assured. Recognizing rental income on a straight-line basis for leases results in recognized revenue exceeding amounts contractually due from tenants. Such cumulative excess amounts are included in other assets and were $12.8 million, net of allowances, at March 31, 2005. In the event the Company determines that collectibility of straight-line rents is not reasonably assured, the Company limits future recognition to amounts contractually owed, and, where appropriate, the Company establishes an allowance for estimated losses. Certain leases provide for additional rents based upon a percentage of the facility’s revenue in excess of specified base periods or other thresholds. Such revenue is deferred until the related thresholds are achieved.

The Company monitors the liquidity and creditworthiness of its tenants and borrowers on an ongoing basis. The evaluation considers industry and economic conditions, property performance, security deposits and guarantees, and other matters. The Company establishes provisions and maintains an allowance for estimated losses resulting from the possible inability of its tenants and borrowers to make payments sufficient to recover recognized assets. For straight-line rent amounts, the Company’s assessment is based on income

HEALTH CARE PROPERTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recoverable over the term of the lease. At March 31, 2005 and December 31, 2004, respectively, the Company had an allowance of $17.0 million and $15.8 million, included in other assets, as a result of the Company’s determination that collectibility is not reasonably assured for certain straight-line rent amounts. Rental income for the three month period ended March 31, 2005 includes income of $0.4 million resulting from the Company’s change in estimate relating to the collectibility of straight-line rents.

Loans Receivable

Loans receivable are classified as held-to-maturity because the Company has the intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. The Company recognizes interest income on loans, including the amortization of discounts and premiums, using the effective interest method.

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

Certain activities the Company undertakes must be conducted by entities which elect to be treated as taxable REIT subsidiaries (“TRSs”). TRSs are subject to both federal and state income taxes. The Company’s income tax expense for the three months ended March 31, 2005 and 2004 was insignificant.

Discontinued Operations

Certain long lived assets are classified as discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Long-lived assets to be disposed of are reported at the lower of their carrying amount or their fair value less cost to sell. Further, depreciation of these assets ceases at the time the assets are classified as discontinued operations. Discontinued operations are defined in SFAS No. 144 as a component of an entity that has either been disposed of or is deemed to be held for sale if both the operations and cash flows of the component have been or will be eliminated from ongoing operations as a result of the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction.

The Company periodically sells assets based on market conditions and the exercise of purchase options by tenants. The operating results of properties meeting the criteria established in SFAS No. 144 are reported as discontinued operations in the Company’s consolidated statement of income. Discontinued operations for the three months ended March 31, 2005, include 15 properties with revenues of $1.4 million. The Company had 47 properties classified as discontinued operations for the three months ended March 31, 2004, with revenue of $6.1 million. While SFAS No. 144 provides that the assets and liabilities of discontinued operations be presented separately in the balance sheet, such amounts are immaterial for the Company. Accordingly, such reclassification has not been made.

Stock-Based Compensation

On January 1, 2002, the Company adopted the fair value method of accounting for stock-based compensation in accordance with SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”). The fair value provisions of SFAS 123 were adopted prospectively with the fair value of all new stock option grants recognized as compensation expense beginning January 1, 2002. Since only new grants are accounted for under the fair value method, stock-based compensation expense is less than that which would have been recognized if the fair value method had been applied to all awards. Compensation expense for awards with graded vesting is generally recognized ratably over the vesting period.

HEALTH CARE PROPERTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects net income and earnings per share, adjusted as if the fair value based method had been applied to all outstanding stock awards in each period (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Net income, as reported	$43,458	$46,835
Add: Stock-based compensation expense included in reported net income	1,328	1,010
Deduct: Stock-based employee compensation expense determined under the fair value based method	(1,472)	(1,166)

Pro forma net income	$43,314	$46,679

Earnings per share:
Basic — as reported	$0.29	$0.32
Basic — pro forma	$0.28	$0.32
Diluted — as reported	$0.28	$0.31
Diluted — pro forma	$0.28	$0.31

Reclassifications

Certain reclassifications have been made for comparative financial statement presentation.

New Accounting Pronouncements

SFAS No. 123R, Share-Based Payments, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, was issued in December 2004. Generally, the approach in SFAS 123R is similar to that in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123R must be adopted no later than January 1, 2006, for the Company. The Company believes the adoption of SFAS 123R will not have a significant impact on its consolidated financial statements since it previously adopted the fair value method under SFAS 123.

(3) Revenue Concentration

Tenet Healthcare Corporation (NYSE: THC) and American Retirement Corporation (NYSE: ARC) accounted for 10.2% and 9.4%, respectively, of the Company’s revenue in the three months ended March 31, 2005, and accounted for 10.4% and 9.7%, respectively, of the Company’s revenue in the three months ended March 31, 2004. The carrying amount of the Company’s real estate assets leased to Tenet and ARC was $350.2 million and $380.3 million at March 31, 2005, respectively.

These companies are publicly traded and are subject to the informational filing requirements of the Securities and Exchange Act of 1934, as amended. Accordingly each is required to file periodic reports on Form 10-K and Form 10-Q with the Securities and Exchange Commission.

Certain operators of our properties are experiencing financial, legal and regulatory difficulties. The loss of a significant operator or a combination of smaller operators could have a material impact on our results of operations or financial position.

HEALTH CARE PROPERTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) Investments in and Advances to Joint Ventures

HCP Medical Office Portfolio, LLC

HCP Medical Office Portfolio, LLC (“HCP MOP”) is a joint venture formed in June 2003 between the Company and an affiliate of General Electric Company (“GE”). HCP MOP is engaged in the acquisition, development, and operation of medical office building (“MOB”) properties. The Company has a 33% ownership interest therein and is the managing member. Activities of the joint venture requiring equity capital are generally funded on a transactional basis by the members in proportion to their ownership interests. Cash distributions are made to the members in proportion to their ownership interests until GE’s cumulative return, as defined, exceeds specific thresholds. Thereafter, the Company’s economic interest increases.

The Company uses the equity method of accounting for its investment in HCP MOP because it exercises significant influence through voting rights and its position as managing member. However, the Company does not consolidate HCP MOP since it does not control, through voting rights or other means, the joint venture, as GE has significant decision making rights and has the majority of the economic interest.

Summarized unaudited condensed financial information of HCP MOP follows:

Balance Sheet	March 31, 2005	December 31, 2004
	(In thousands)
Real estate, at cost	$454,900	$451,602
Less accumulated depreciation and amortization	(16,985)	(13,823)
Other assets	35,797	47,169

Total assets	$473,712	$484,948

Mortgage loans and notes payable	$310,700	$310,309
Other liabilities	20,912	24,197
GE’s capital	95,207	100,796
HCP’s capital	46,893	49,646

Total liabilities and members’ capital	$473,712	$484,948

Income Statement	Three months ended March 31,
	2005	2004
	(In thousands)
Rental and other income	$21,509	$20,543

Net income	$33	$2,955

HCP’s equity income	$11	$975

Fees earned by HCP	$775	$775

Distributions received	$3,047	$92,435

The Company has not guaranteed any indebtedness or other obligations of HCP MOP. Generally, the Company may only be required to provide additional funding to HCP MOP under limited circumstances as specified in the related agreements. At March 31, 2005, investments in and advances to unconsolidated joint ventures includes outstanding advances to HCP MOP of $6.1 million.

HEALTH CARE PROPERTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Unconsolidated Joint Ventures

The Company owns minority interests in the following entities, which are accounted for on the equity method at March 31, 2005 (dollars in thousands):

Entity	Investment (1)	Ownership (2)
Arborwood Living Center, LLC	$313	45%
ARC Brandywine Real Estate Holdings, LLC	3,282	10%
ARC Lake Seminole Square Real Estate Holdings, LLC	530	6%
Edgewood Assisted Living Center, LLC	—	45%
Greenleaf Living Center, LLC	196	45%
Seminole Shores Living Center, LLC	—	50%

	$4,321

(1)	Represents the Company’s investment in the identified unconsolidated joint venture.
(2)	The Company’s ownership interest and economic interests are substantially the same.

Summarized unaudited condensed combined financial information for the other unconsolidated joint ventures follows:

Balance Sheet	March 31, 2005	December 31, 2004
	(In thousands)
Real estate, at cost	$135,071	$135,048
Less accumulated depreciation	(18,452)	(17,491)
Other assets	1,567	1,376

Total assets	$118,186	$118,933

Notes payable	$15,303	$15,361
Mortgage notes payable	16,134	15,862
Accounts payable	521	767
Entrance fee liabilities and deferred life estate obligations	74,686	75,746
Other partner’s capital	7,221	6,855
HCP’s capital	4,321	4,342

Total liabilities and partners’ capital	$118,186	$118,933

Income Statement	Three months ended March 31,
	2005	2004
	(In thousands)
Rental and other income	$1,407	$4,528

Net income	$192	$1,083

HCP’s equity income	$200	$262

Distributions received	$219	$223

As of March 31, 2005, the Company has guaranteed approximately $7.1 million of a total of $15.3 million of notes payable for four of these joint ventures.

In July 2004, the Company acquired substantially all of American Retirement Corporation’s interest in three continuing care retirement communities (“CCRCs”) and one assisted living facility for $113 million. Three of these facilities were owned by joint ventures previously accounted by the Company under the equity method.

HEALTH CARE PROPERTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) Loans Receivable

Loans receivable consist of the following:

	March 31, 2005			December 31, 2004
	Secured	Unsecured	Total	Secured	Unsecured	Total
	(In thousands)
Joint venture partners	$—	$778	$778	$5,694	$779	$6,473
Other	138,187	8,002	146,189	135,006	8,113	143,119
Loan loss allowance	—	(3,144)	(3,144)	—	(3,200)	(3,200)

	$138,187	$5,636	$143,823	$140,700	$5,692	$146,392

(6) Unsecured Line of Credit, Mortgage Debt and Senior Unsecured Notes

Revolving line of credit. At March 31, 2005, borrowings under the line of credit were $247.8 million with a weighted average interest rate of 3.54%. The Company’s $500 million three-year unsecured revolving credit facility accrues interest at 65 basis points over LIBOR with a 15 basis point facility fee. In addition, a negotiated rate option, whereby the lenders participating in the credit facility bid on the interest to be charged and which may result in a reduced interest rate, is available for up to 50% of borrowings. The credit facility also contains an “accordion” feature allowing borrowings to be increased by $100 million under certain conditions.

The credit agreement contains certain financial restrictions and requirements customary in transactions of this type. The more significant covenants, using terms defined in the agreement, limit (i) Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) Secured Debt to Consolidated Total Asset Value to 30% and (iii) Unsecured Debt to Consolidated Unencumbered Asset Value to 60%. The Company must also maintain (i) a Fixed Charge Coverage ratio, as defined, of 1.75 times and (ii) a formula-determined Minimum Tangible Net Worth. As of March 31, 2005, the Company was in compliance with each of these restrictions and requirements.

Mortgage debt. At March 31, 2005, the Company had $138.1 million in mortgage debt secured by 28 healthcare facilities with a carrying amount of $263.7 million. Interest rates on the mortgage notes ranged from 1.07% to 9.32% with a weighted average rate of 7.69% at March 31, 2005.

The instruments encumbering the properties restrict title transfer of the respective properties subject to the terms of the mortgage, prohibit additional liens, require payment of real estate taxes, maintenance of the properties in good condition, maintenance of insurance on the properties and include a requirement to obtain lender consent to enter into material tenant leases.

Senior unsecured notes. At March 31, 2005, the Company had $1.0 billion in aggregate principal amount of senior unsecured notes outstanding. Interest rates on the notes ranged from 3.91% to 7.88% with a weighted average rate of 6.56% at March 31, 2005.

Senior unsecured notes include $200 million principal amount of 6.875% Mandatory Par Put Remarketed Securities (“MOPPRS”) due June 8, 2015. The MOPPRS contain an option (the “MOPPRS Option”) exercisable by the Remarketing Dealer, an investment bank affiliate, which derives its value from the yield on ten-year U.S. Treasury rates relative to a fixed strike rate of 5.565%. Generally, the value of the option to the Remarketing Dealer increases as ten-year Treasury rates decline and the option’s value to the Remarketing Dealer decreases as ten-year Treasury rates rise. The ten year U.S. Treasury rate at March 31, 2005 was 4.50%. The value of this option to the Remarketing Dealer approximated $16.6 million at March 31, 2005. Conversely, such amount represents a potential unrecognized loss to the Company.

HEALTH CARE PROPERTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 8, 2005, if the ten-year Treasury rate is less than 5.565%, the Company expects that the Remarketing Dealer will exercise the MOPPRS Option, redeem the securities from the holders at par plus accrued interest, and reissue the senior notes as ten-year notes at a premium based on a fixed coupon interest rate set at our applicable credit spread plus 5.565%. However, if the ten-year Treasury rate is above 5.565%, the Company expects that the Remarketing Dealer will redeem the outstanding senior notes and the Company will be required to repurchase the outstanding MOPPRS at par plus accrued interest. If the Remarketing Dealer reissues the notes, the interest rate on the reissued notes will be higher than what would otherwise be available if the Company were to issue new ten-year notes at par value, and the interest rate may be higher or lower than the 6.875% rate currently applicable to the MOPPRS.

(7) Shareholders’ Equity

Common Stock

During the three months ended March 31, 2005 and 2004, the Company issued 229,000 and 237,000 shares of common stock under its Dividend Reinvestment and Stock Purchase Plan (DRIP), respectively. The Company issued 379,000 and 621,000 shares upon exercise of stock options during the three months ended March 31, 2005 and 2004, respectively.

In January 2005, the Company announced that its Board declared a quarterly cash dividend of $0.42 per share. The common stock cash dividend was paid on February 18, 2005 to stockholders of record as of the close of business on February 7, 2005.

In April 2005, the Company announced that its Board declared a quarterly cash dividend of $0.42 per share. The common stock cash dividend will be paid on May 19, 2005 to stockholders of record as of the close of business on May 5, 2005.

Preferred Stock

In January 2005, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.45313 per share on its Series E cumulative redeemable preferred stock and $0.44375 per share on its Series F cumulative redeemable preferred stock. These dividends were paid on March 31, 2005 to stockholders of record as of the close of business on March 15, 2005.

In April 2005, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.45313 per share on its Series E cumulative redeemable preferred stock and $0.44375 per share on its Series F cumulative redeemable preferred stock. These dividends will be paid on June 30, 2005 to stockholders of record as of the close of business on June 15, 2005.

Comprehensive Income and Other Equity

	March 31, 2005	December 31, 2004
	(In thousands)
Unamortized balance of deferred compensation	$9,628	$8,786
Accumulated other comprehensive loss	2,168	2,168

Total other equity	$11,796	$10,954

Other comprehensive loss is a reduction of net income in calculating comprehensive income. Comprehensive income for the three months ended March 31, 2004 was $47.1 million.

(8) Rental Income

Rental income consists of the following:

	Three months ended March 31,
	2005	2004
	(In thousands)
Medical office buildings	$29,768	$22,046
Other properties	72,747	63,180

	$102,515	$85,226

Amounts for the three months ended March 31, 2004, have been reclassified to conform to the current period presentation.

HEALTH CARE PROPERTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) Earnings Per Common Share

The Company computes earnings per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per common share is computed by dividing net income applicable to common shares by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is calculated including the effect of dilutive securities. Approximately 2.1 million and 1.0 million options to purchase shares of common stock that had an exercise price in excess of the average market price of the common stock during the three months ended March 31, 2005 and 2004, respectively, were not included because they are anti-dilutive. Additionally, 5.0 million shares issuable upon conversion of 2.5 million non-managing member units during the three months ended March 31, 2005, and 5.3 million shares issuable upon the conversion of 2.6 million non-managing member units during the three months ended March 31, 2004, were not included because they are anti-dilutive.

	March 31, 2005			March 31, 2004
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands, except per share amounts)
Basic earnings per common Share:
Net income applicable to common shares	$38,175	133,492	$0.29	$41,552	130,739	$0.32
Dilutive options and unvested restricted stock	—	1,037	(0.01)	—	1,961	(0.01)

Diluted earnings per common share	$38,175	134,529	$0.28	$41,552	132,700	$0.31

(10) Supplemental Cash Flow

Supplemental Cash Flow Information

	Three months ended March 31,
	2005	2004
	(In thousands)
Interest paid, net of capitalized interest and other	$19,690	$20,962
Taxes paid	12	158
Capitalized interest	307	174
Mortgages included with real estate dispositions	—	31,397
Accrued dividends	—	1,118
Restricted stock issued, net of cancellations	1,484	1,310
Conversion of non-managing member units into common stock	385	494

(11) Commitments and Contingencies

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

One of the Company’s hospitals, located in Tarzana, California, is affected by State of California Senate Bill 1953 (SB 1953), which requires certain seismic safety building standards for acute care hospital facilities. This hospital is operated by Tenet under a lease expiring in February 2009. The Company and Tenet are currently reviewing the SB 1953 compliance of this hospital, multiple plans of action to cause such

HEALTH CARE PROPERTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

compliance, the estimated time for completing the same, and the cost of performing necessary remediation of the property. The Company cannot currently estimate the remediation costs that will need to be incurred prior to 2013 in order to make the facility SB 1953-compliant through 2030, and the final allocation of such remediation costs between the Company and Tenet. Rent on the hospital for the three months ended March 31, 2005 was $2.1 million and for years ended December 31, 2004 and 2003, was $10.6 million and $10.8 million, respectively. The carrying amount of the hospital was $77.8 million at March 31, 2005.

Certain residents of two of the Company’s CCRCs have entered into a master trust agreement with the operator of the facilities whereby amounts paid upfront by such residents were deposited into a trust account. These funds were then made available to the CCRC operator in the form of a non-interest bearing loan to provide permanent financing for the related communities. The operator of the CCRC is the borrower under these arrangements; however, two of the Company’s properties are collateral under the master trust agreements. As of March 31, 2005, the remaining obligation under the master trust agreements for these two properties is $11.5 million. The Company’s property will be released as collateral as the master trust liabilities are extinguished.

(12) Related Party Transactions

Pursuant to the original purchase agreement dated October 2, 2003, the Company paid $3.3 million during the three months ended March 31, 2005, and $6.5 million on April 22, 2005, in additional purchase consideration in the form of an earn-out to the former members of MedCap Properties, LLC related to the Company’s 2003 acquisition of four MOBs that were under development at the time of acquisition. The amounts paid included $3.7 million paid to the former members who are now senior officers of the Company. At the time that the original purchase agreement was entered into, the former members were not officers of the Company.

(13) Subsequent Events

On April 20, 2005, the Company acquired five assisted living facilities for $58 million through a sale-leaseback transaction. These facilities have an initial lease term of 15 years, with two ten-year renewal options. The initial annual lease rate is approximately 9.0% with CPI-based escalators. These properties will be included in a new master lease along with five other properties currently leased to the operator.

On April 27, 2005, the Company issued $250 million of senior unsecured notes due 2017 with a coupon interest rate of 5.625%. The Company received proceeds of $247 million, which were used to repay borrowings under the revolving credit facility and for general corporate purposes.

On April 28, 2005, the Company acquired five medical office buildings for approximately $81 million including assumed debt valued at $29 million. The initial yield is 7.0% with two properties currently in lease up. The yield following lease up is expected to be 8.2%. The medical office buildings include approximately 537,000 rentable square feet and are currently 88% occupied.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Language Regarding Forward-looking Statements

Statements in this Quarterly Report that are not historical factual statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The statements include, among other things, statements regarding the intent, belief or expectations of Health Care Property Investors, Inc. and its officers and can be identified by the use of terminology such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “should” and other comparable terms or the negative thereof. In addition, we, through our senior management, from time to time make forward-looking oral and written public statements concerning our expected future operations and other developments. Readers are cautioned that, while forward-looking statements reflect our good faith belief and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties. Actual results may differ materially from the expectations contained in the forward-looking statements as a result of various factors. In addition to the factors set forth under “Risk Factors” in this Quarterly Report, readers should consider the following:

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

Executive Summary

We are a real estate investment trust (“REIT”) that invests in healthcare related properties located throughout the United States. We develop, acquire and manage healthcare real estate, and provide mortgage financing to healthcare providers. We invest directly, often structuring sale-leaseback transactions, and through joint ventures. At March 31, 2005, our real estate portfolio, including properties held through joint ventures and mortgage loans, consisted of interests in 525 facilities located in 43 states.

The current operating environment presents many business challenges including (i) the prospect of rising interest rates, (ii) unprecedented state and federal budget deficits that are likely to dampen government reimbursement to the Medicare and Medicaid programs in the years to come, and (iii) a healthcare system in the United States that is projected to increase from 15.3% of gross domestic product (“GDP”) to 17.7% of GDP by 2012, according to the Centers for Medicare and Medicaid Services. Furthermore, healthcare real estate valuations are at unprecedented high levels driven, in part, by the emergence of new, well-capitalized entrants into the healthcare real estate marketplace.

Our business strategy is based on three principles: (i) opportunistic investing, (ii) portfolio diversification, and (iii) conservative financing. We actively redeploy capital from investments with lower return potential into assets with higher return potential, and recycle capital from shorter-term to longer-term investments. We make investments where the expected risk-adjusted return exceeds our cost of capital and strive to leverage our operator and other business relationships.

Our strategy contemplates acquiring and developing properties on favorable terms. We attempt to structure transactions that are tax-advantaged and mitigate risks in our underwriting process. Generally, we prefer larger, more complex “negotiated” transactions that leverage our management team’s experience and infrastructure. We follow a disciplined approach to enhancing the value of our existing portfolio, including the ongoing evaluation of properties that no longer fit our strategy for potential disposition.

We primarily generate revenue by leasing healthcare related properties under long-term operating leases. Most of our rents are received under triple net leases; however, medical office building (“MOB”) rents are typically structured as gross or modified gross leases. Accordingly, for MOBs we incur certain property operating expenses, such as real estate taxes, repairs and maintenance, property management fees, utilities and insurance. Our growth depends, in part, on our ability to (i) increase rental income by increasing occupancy levels and rental rates, (ii) maximize tenant recoveries, and (iii) control operating and other expenses. Our operations are impacted by property specific, market specific, general economic and other conditions.

Access to external capital on favorable terms is critical to the success of our strategy. We attempt to match the long-term duration of our leases with long-term fixed rate financing. At March 31, 2005, 20% of our consolidated debt is at variable interest rates. We intend to maintain an investment grade rating on our fixed income securities and manage various capital ratios and amounts within appropriate parameters. Our senior debt is rated BBB+ by both Standard & Poor’s and Fitch Ratings and Baa2 by Moody’s Investors Service.

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

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on our experience and on various other assumptions believed to be reasonable under the circumstances. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. The critical accounting policies used in the preparation of the Company’s financial statements are described in our 2004 Annual Report on Form 10-K.

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Rental income. Medical office building rental income increased 35% to $29.8 million for the three months ended March 31, 2005. The increase is primarily related to development properties we placed in service in mid-2004 and other MOB acquisition activities.

Other property rental income increased 15% to $72.7 million primarily due to acquisitions completed in 2004 and a change in estimate related to the collectibility of straight-line rental income for American Retirement Corporation in the fourth quarter of 2004. We recognized $0.7 million of straight-line rental income from ARC during the three months ended March 31, 2005 and zero in the three months ended March 31, 2004.

Equity income. Equity income decreased 83% to $0.2 million primarily due to the Company’s investment in HCP MOP for which the Company recorded equity income of $11,000 and $1.0 million for the three months ended March 31, 2005 and 2004, respectively. During the three months ended September 30, 2004, HCP MOP revised its purchase price allocation and attributed less of the purchase price of the properties acquired from MedCap Properties LLC to building and more to in-place lease intangibles which depreciate over a shorter period of time. In addition, HCP MOP incurred a full quarter of interest expense from the $288 million of non-recourse debt issued on January 20, 2004.

Interest and other income. Interest and other income for the three months ended March 31, 2005 was $5.7 million representing a decline of 33%. The change reflects the effects of a reduced level of loans receivable following an $83 million repayment from ARC and a $17 million repayment from Emeritus during the third quarter of 2004. During the three months ended March 31, 2005 and 2004, we also recognized management and other fees from HCP MOP of $0.8 million in each period.

Interest expense. Interest expense during the three months ended March 31, 2005, was $23.2 million representing an increase of 10%. The increase was due to changes in average borrowing levels and a higher interest rate on our line of credit.

Operating costs and expenses. Operating costs were $13.3 million during the three months ended March 31, 2005, representing an increase of 51%. Operating costs are predominantly related to MOB properties that are leased under gross or modified gross lease agreements where we share certain costs with tenants. Additionally, we contract with third party property managers on most of our MOB properties. Accordingly, the number of properties in our MOB portfolio directly impacts operating costs. The increase was primarily attributable to four development properties we placed in service in mid-2004 and other MOB acquisition activities.

The presentation of expenses between general and administrative and operating expenses is based on the underlying nature of the expense. Periodically, the Company reviews the classification of expenses between categories and makes revisions based on changes in the underlying nature of the expense.

General and administrative expenses. General and administrative expenses of $7.3 million remained unchanged from the three months ended March 31, 2004.

Depreciation and amortization. Real estate depreciation and amortization increased primarily due to development properties placed in service and acquisitions aggregating approximately $538 million during 2004.

Discontinued operations. Income from discontinued operations for 2005 and 2004 was $5.9 million and $11.9 million, respectively. The decrease is due to a decline in operating income from discontinued operations from $2.9 million to $1.1 million and a decline in net gain on real estate dispositions and impairments from $9.0 million to $4.7 million.

Liquidity and Capital Resources

Our principal liquidity needs are to (i) fund normal operating expenses, (ii) meet debt service requirements, (iii) fund capital expenditures, including tenant improvements and leasing costs, (iv) fund acquisition and development activities, and (v) make minimum distributions required to maintain our REIT qualification under the Internal Revenue Code.

We believe these needs will be satisfied using cash flows generated by operations and provided by financing activities. We intend to repay maturing debt with proceeds from future debt and/or equity offerings and anticipate making future investments dependent on the availability of cost-effective sources of capital. We use the public debt and equity markets as our principal source of financing. As of March 31, 2005, our senior debt is rated BBB+ by both Standard & Poor’s Ratings Group and Fitch Ratings and Baa2 by Moody’s Investors Service.

Net cash provided by operating activities was $72.5 million and $69.7 million for the three months ended March 31, 2005 and 2004, respectively. Cash flow from operations reflects increased revenues, offset by higher costs and expenses, and changes in receivables, payables, accruals, and deferred revenue. Our cash flows from operations are dependent upon the occupancy level of multi-tenant buildings, rental rates on leases, our tenants’ performance on their lease obligations, the level of operating expenses and other factors.

Net cash provided by investing activities was $32.7 million during the three months ended March 31, 2005 and principally reflects $34.2 million in proceeds from the sale of real estate properties, net of $6.9 million used in the construction and development of real estate. During the three months ended March 31, 2005 and 2004, we used $0.4 million and $1.1 million, respectively, to fund lease commissions and tenant and capital improvements.

Net cash used in financing activities was $108.0 million during the three months ended March 31, 2005 and includes: (i) payment of common and preferred dividends aggregating $61.6 million and (ii) net repayments on our line of credit of $52.3 million. These uses were partially offset by proceeds of $10.8 million from common stock issuances. In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income to our shareholders. Accordingly, we intend to continue to make regular quarterly distributions to holders of our common and preferred stock.

At March 31, 2005, we held approximately $15 million in deposits and $45 million in irrevocable letters of credit from commercial banks securing tenants’ lease obligations and borrowers’ loan obligations. We may draw upon the letters of credit or depository accounts if there are defaults under the related leases or loans. Amounts available under letters of credit could change based upon facility operating conditions and other factors and such changes may be material.

Debt

Revolving line of credit. At March 31, 2005, borrowings under our line of credit were $247.8 million with a weighted average interest rate of 3.54%. On October 26, 2004, we closed a $500 million three-year unsecured revolving credit facility. The facility accrues interest, based on our current credit ratings, at 65 basis points over LIBOR with a 15 basis point facility fee. In addition, a competitive bid option, whereby the lenders participating in the credit facility bid on the interest to be charged and which may result in a reduced interest rate, is available for up to 50% of borrowings. The credit facility also contains an “accordion” feature allowing borrowings to be increased by $100 million in certain conditions.

The credit agreement contains certain financial restrictions and requirements customary in transactions of this type. The more significant covenants, using terms defined in the agreement, limit (i) Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) Secured Debt to Consolidated Total Asset Value to 30% and (iii) Unsecured Debt to Consolidated Unencumbered Asset Value to 60%. We must also maintain (i) a Fixed Charge Coverage ratio, as defined, of 1.75 times and (ii) a formula-determined Minimum Tangible Net Worth. As of March 31, 2005, we were in compliance with each of these restrictions and requirements.

Mortgage debt. At March 31, 2005, we had $138.1 million in mortgage debt secured by 28 healthcare facilities with a carrying amount of $263.7 million. Interest rates on the mortgage notes ranged from 1.07% to 9.32% with a weighted average rate of 7.69% at March 31, 2005.

The instruments encumbering the properties restrict title transfer of the respective properties subject to the terms of the mortgage, prohibit additional liens, require payment of real estate taxes, maintenance of the properties in good condition, maintenance of insurance on the properties and include a requirement to obtain lender consent to enter into material tenant leases.

Senior unsecured notes. At March 31, 2005 we had $1.0 billion in aggregate principal amount of senior unsecured notes outstanding. Interest rates on the notes ranged from 3.91% to 7.88% with a weighted average rate of 6.56% at March 31, 2005.

Senior unsecured notes include $200 million principal amount of 6.875% Mandatory Par Put Remarketed Securities (“MOPPRS”) due June 8, 2015. The MOPPRS contain an option (the “MOPPRS Option”) exercisable by the Remarketing Dealer, an investment bank affiliate, which derives its value from the yield on ten-year U.S. Treasury rates relative to a fixed strike rate of 5.565%. Generally, the value of the option to the Remarketing Dealer increases as ten-year Treasury rates decline and the option’s value to the Remarketing Dealer decreases as ten-year Treasury rates rise. The ten year U.S. Treasury rate at March 31, 2005 was 4.50%. The value of this option to the Remarketing Dealer approximated $16.6 million at March 31, 2005. Conversely, such amount represents a potential unrecognized loss to us.

On June 8, 2005, if the ten-year Treasury rate is less than 5.565%, we expect that the Remarketing Dealer will exercise the MOPPRS Option, redeem the securities from the holders at par plus accrued interest, and reissue the senior notes as ten-year notes at a premium based on a fixed coupon interest rate set at our applicable credit spread plus 5.565%. However, if the ten-year Treasury rate is above 5.565%, we expect that the Remarketing Dealer will redeem the outstanding senior notes and we will be required to repurchase the outstanding MOPPRS at par plus accrued interest. If the Remarketing Dealer reissues the notes, the interest rate on the reissued notes will be higher than what would otherwise be available if the Company were to issue new ten-year notes at par value, and the interest rate may be higher or lower than the 6.875% rate currently applicable to the MOPPRS.

On April 27, 2005, we issued $250 million of senior unsecured notes due 2017 with a coupon interest rate of 5.625%. We received proceeds of $247 million, which were used to repay borrowings under our revolving credit facility and for general corporate purposes.

Debt Maturities

The following table summarizes our stated debt maturities and scheduled principal repayments at March 31, 2005 (in thousands):

Year	Amount
2005 (nine months)	$247,190
2006	142,391
2007	535,922
2008	7,132
2009	4,605
Thereafter	642,097

$1,435,276

Equity

At March 31, 2005, we had outstanding 4,000,000 shares of 7.25% Series E cumulative redeemable preferred stock, 7,820,000 shares of 7.10% Series F cumulative redeemable preferred stock, and 134.3 million shares of common stock.

During the three months ended March 31, 2005, we issued approximately 229,000 shares of our common stock under our Dividend Reinvestment and Stock Purchase Plan at an average price per share of $25.07 for an aggregate amount of $5.7 million. We also received $5.3 million in proceeds from stock option exercises. At March 31, 2005, stockholders’ equity totaled $1.4 billion and our equity securities had a market value of $3.6 billion.

As of March 31, 2005, there were a total of 2.5 million non-managing member units outstanding in four limited liability companies of which we are the managing member: HCPI/Tennessee, LLC; HCPI/Utah, LLC; HCPI/Utah II, LLC; and HCPI/Indiana, LLC. The non-managing member units are exchangeable for an amount of cash approximating the then-current market value of two shares of our common stock or, at our option, two shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications).

As of April 27, 2005, we had $1.26 billion available for future issuances of debt and equity securities under a shelf registration statement filed with the Securities and Exchange Commission. These securities may be issued from time to time in the future based on our needs and the then-existing market conditions.

Off-Balance Sheet Arrangements

We own interests in certain unconsolidated joint ventures, including HCP MOP, as described under Note 4 to the Consolidated Financial Statements. Except in limited circumstances, our risk of loss is limited to our investment carrying amount and any outstanding loans receivable.

See Liquidity and Capital Resources — Debt for a discussion of the MOPPRS Option related to our senior unsecured notes.

We have no other off balance sheet arrangements that we expect to materially effect our liquidity and capital resources except these described under “Contractual Obligations”.

Contractual Obligations

Following are our material contractual payment obligations and commitments at March 31, 2005 (in thousands):

	Less than One Year	2006-2007	2008-2009	More than Five Years	Total
Unsecured senior notes and mortgage debt	$247,190	$286,452	$11,737	$642,097	$1,187,476
Revolving line of credit	—	247,800	—	—	247,800
Operating leases	778	2,138	2,227	95,725	100,868
Acquisition and construction commitments	9,848	—	—	—	9,848
Interest expense	50,772	95,667	81,521	130,518	358,478

Total	$308,588	$632,057	$95,485	$868,340	$1,904,470

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2005, we are exposed to market risks related to fluctuations in interest rates on $11.9 million of variable rate mortgage notes payable, $247.8 million of variable rate bank debt and $25.0 million of variable senior notes. Of our consolidated debt of $1.4 billion at March 31, 2005, approximately 20% is at variable interest rates with the balance at fixed interest rates.

Fluctuation in the interest rate environment will not affect our future earnings and cash flows on our fixed rate debt until that debt must be replaced or refinanced. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt would change our future earnings and cash flows, but not affect the fair value of those instruments. Assuming a one percentage point increase in the interest rate related to the variable-rate debt including the mortgage notes payable, the bank line of credit and senior notes, and assuming no change in the outstanding balance as of March 31, 2005, interest expense for 2005 would increase by approximately $2.8 million, or $0.02 per common share on a diluted basis.

Item 4. Controls and Procedures

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

As required by Rule 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005. Based on the foregoing, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5. Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases of our common stock made by or on behalf of the Company during the quarter ended March 31, 2005.

PERIOD COVERED	TOTAL NUMBER OF SHARES PURCHASED(1)	AVERAGE PRICE PAID PER SHARE
January 1-31, 2005	7,678	$26.59
February 1-28, 2005	0	N/A
March 1-31, 2005	4,733	$24.43

(1)	Represents restricted shares withheld (under our Amended and Restated 2000 Stock Incentive Plan, as amended, to offset tax withholding obligations that occur upon vesting of restricted shares. Our Amended and Restated 2000 Stock Incentive Plan, as amended, provides that the value of the shares withheld, shall be the closing price of the Company’s common stock on the date the relevant transaction occurs.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

3.1	Articles of Restatement of HCP (incorporated by reference in exhibit 3.1 to HCP report on form 10-Q for the period of June 30, 2004).

3.2	Third Amended and Restated Bylaws of HCP. (Incorporated by reference in exhibit 3.2 to HCP is report on form 10-Q for the period of June 30, 2004.)

4.1	Indenture, dated as of September 1, 1993, between HCP and The Bank of New York, as Trustee, with respect to the Series C and D Medium Term Notes, the Senior Notes due 2006 and the Mandatory Par Put Remarketed Securities due 2015 (incorporated by reference to exhibit 4.1 to HCP’s registration statement on Form S-3 dated September 9, 1993).

4.2	Indenture, dated as of April 1, 1989, between HCP and The Bank of New York for Debt Securities (incorporated by reference to exhibit 4.1 to HCP’s registration statement on Form S-3 dated March 20, 1989).

4.3	Form of Fixed Rate Note (incorporated by reference to exhibit 4.2 to HCP’s registration statement on Form S-3 dated March 20, 1989).

4.4	Form of Floating Rate Note (incorporated by reference to exhibit 4.3 to HCP’s registration statement on Form S-3 dated March 20, 1989).

4.5	Registration Rights Agreement dated November 20, 1998 between HCP and James D. Bremner (incorporated by reference to exhibit 4.8 to HCP’s annual report on Form 10-K for the year ended December 31, 1999). This exhibit is identical in all material respects to two other documents except the parties thereto. The parties to these other documents, other than HCP, were James P. Revel and Michael F. Wiley.

4.6	Registration Rights Agreement dated January 20, 1999 between HCP and Boyer Castle Dale Medical Clinic, L.L.C. (incorporated by reference to exhibit 4.9 to HCP’s annual report on Form 10-K for the year ended December 31, 1999). This exhibit is identical in all material respects to 13 other documents except the parties thereto. The parties to these other documents, other than HCP, were Boyer Centerville Clinic Company, L.C., Boyer Elko, L.C., Boyer Desert Springs, L.C., Boyer Grantsville Medical, L.C., Boyer-Ogden Medical Associates, LTD., Boyer Ogden Medical Associates No. 2, LTD., Boyer Salt Lake Industrial Clinic Associates, LTD., Boyer-St. Mark’s Medical Associates, LTD., Boyer McKay-Dee Associates, LTD., Boyer St. Mark’s Medical Associates #2, LTD., Boyer Iomega, L.C., Boyer Springville, L.C., and—Boyer Primary Care Clinic Associates, LTD. #2.

4.7	Form of Deposit Agreement (including form of Depositary Receipt with respect to the Depositary Shares, each representing one-one hundredth of a share of our 8.60% Cumulative Redeemable Preferred Stock, Series C) (incorporated by reference to exhibit 4.8 to HCP’s quarterly report on Form 10-Q for the period ended March 31, 2001) dated as of March 1, 2001 by and among HCP, Wells Fargo Bank Minnesota, N.A. and the holders from time to time of the Depositary Shares described therein.

4.8	Indenture, dated as of January 15, 1997, between American Health Properties, Inc. and The Bank of New York, as trustee (incorporated herein by reference to exhibit 4.1 to American Health Properties, Inc.’s current report on Form 8-K (file no. 001-09381), dated January 21, 1997).

4.9	First Supplemental Indenture, dated as of November 4, 1999, between HCP and The Bank of New York, as trustee (incorporated by reference to HCP’s quarterly report on Form 10-Q for the period ended September 30, 1999).

4.10	Dividend Reinvestment and Stock Purchase Plan, dated November 9, 2000 (incorporated by reference to exhibit 99.1 to HCP’s registration statement on Form S-3 dated November 13, 2000, registration number 333-49796).

4.11	Registration Rights Agreement dated August 17, 2001 between HCP, Boyer Old Mill II, L.C., Boyer-Research Park Associates, LTD., Boyer Research Park Associates VII, L.C., Chimney Ridge, L.C., Boyer-Foothill Associates, LTD., Boyer Research Park Associates VI, L.C., Boyer Stansbury II, L.C., Boyer Rancho Vistoso, L.C., Boyer-Alta View Associates, LTD., Boyer Kaysville Associates, L.C., Boyer Tatum Highlands Dental Clinic, L.C., Amarillo Bell Associates, Boyer Evanston, L.C., Boyer Denver Medical, L.C., Boyer Northwest Medical Center Two, L.C., and Boyer Caldwell Medical, L.C. (incorporated by reference to exhibit 4.12 to HCP’s annual report on Form 10-K for the year ended December 31, 2001).

4.12	Acknowledgment and Consent dated as of March 1, 2005 by and among Merrill Lynch Bank USA, Gardner Property Holdings, L.C., HCPI/Utah, LLC, the unit holders of HCPI/Utah, LLC and HCP (incorporated by reference to exhibit 4.12 to HCP’s annual report on Form 10-K for the year ended December 31, 2004).*

4.13	Acknowledgment and Consent dated as of March 1, 2005 by and among Merrill Lynch Bank USA, The Boyer Company, L.C., HCPI/Utah, LLC, the unit holders of HCPI/Utah, LLC and HCP (incorporated by reference to exhibit 4.13 to HCP’s annual report on Form 10-K for the year ended December 31, 2004).*

4.14	Officers’ Certificate pursuant to Section 301 of the Indenture dated as of September 1, 1993 between the Company and The Bank of New York, as Trustee, establishing a series of securities entitled “6.5% Senior Notes due February 15, 2006” (incorporated by reference to exhibit 4.1 to HCP’s report on form 8-K, dated February 21, 1996.)

4.15	Officers’ Certificate pursuant to Section 301 of the Indenture dated as of September 1, 1993 between the Company and The Bank of New York, as Trustee, establishing a series of securities entitled “6 7/8% Mandatory Par Put Remarketed Securities due June 8, 2015” (incorporated by reference to exhibit 4.1 to HCP’s report on form 8-K, dated June 3, 1998.)

4.16	Officers’ Certificate pursuant to Section 301 of the Indenture dated as of September 1, 1993 between the Company and The Bank of New York, as Trustee, establishing a series of securities entitled “6.45% Senior Notes due June 25, 2012” (incorporated by reference to exhibit 4.1 to HCP’s report on form 8-K, dated June 19, 2002.)

4.17	Officers’ Certificate pursuant to Section 301 of the Indenture dated as of September 1, 1993 between HCP and the Bank of New York, as Trustee, establishing a series of securities entitled “6.00% Senior Notes due March 1, 2015” (incorporated by reference to exhibit 3.1 to HCP’s report on form 8-K (file no. 001-08895), dated February 25, 2003.)

4.18	Officers’ Certificate pursuant to Section 301 of the Indenture dated as of September 1, 1993 between the Company and The Bank of New York, as Trustee, establishing a series of securities entitled “5.625% Senior Notes due [April , 2017]” (incorporated by reference to exhibit [4.1] to HCP’s report on form 8-K, dated [April 25, 2005].)

4.19	Registration Rights Agreement dated October 1, 2003 between HCP, Charles Crews, Charles A. Elcan, Thomas W. Hulme, Thomas M. Klaritch, R. Wayne Price, Glenn T. Preston, Janet Reynolds, Angela M. Playle, James A. Croy, John Klaritch as Trustee of the 2002 Trust F/B/O Erica Ann Klaritch, John Klaritch as Trustee of the 2002 Trust F/B/O Adam Joseph Klaritch, John Klaritch as Trustee of the 2002 Trust F/B/O Thomas Michael Klaritch, Jr. and John Klaritch as Trustee of the 2002 Trust F/B/O Nicholas James Klaritch (incorporated by reference to exhibit 4.16 to HCP’s quarterly report on Form 10-Q for the period ended September 30, 2003).

4.20	Amended and Restated Dividend Reinvestment and Stock Purchase Plan, dated October 23, 2003 (incorporated by reference to HCP’s registration statement on Form S-3 dated December 5, 2003, registration number 333-110939).

4.21	Specimen of Stock Certificate representing the Series E Cumulative Redeemable Preferred Stock, par value $1.00 per share (incorporated herein by reference to exhibit 4.1 of HCP’s 8-A12B filed on September 12, 2003).

4.22	Specimen of Stock Certificate representing the Series F Cumulative Redeemable Preferred Stock, par value $1.00 per share (incorporated herein by reference to exhibit 4.1 of HCP’s 8-A12B filed on December 2, 2003).

4.23	Form of Floating Rate Note (incorporated by reference to exhibit 4.3 to HCP’s Current Report on Form 8-K dated November 19, 2003).

4.24	Form of Fixed Rate Note (incorporated by reference to exhibit 4.4 to HCP’s Current Report on Form 8-K dated November 19, 2003).

4.25	Acknowledgment and Consent dated as of March 1, 2005 by and among Merrill Lynch Bank USA, Gardner Property Holdings, L.C., HCPI/Utah, LLC, the unit holders of HCPI/Utah II, LLC and HCP (incorporated by reference to exhibit 4.21 to HCP’s annual report on Form 10-K for the year ended December 31, 2004).*

4.26	Acknowledgment and Consent dated as of March 1, 2005 by and among Merrill Lynch Bank USA, The Boyer Company, L.C., HCPI/Utah II, LLC, the unit holders of HCPI/Utah II, LLC and HCP (incorporated by reference to exhibit 4.22 to HCP’s annual report on Form 10-K for the year ended December 31, 2004).*

10.1	Amendment No. 1, dated as of May 30, 1985, to Partnership Agreement of Health Care Property Partners, a California general partnership, the general partners of which consist of HCP and certain affiliates of Tenet (incorporated by reference to exhibit 10.1 to HCP’s annual report on Form 10-K for the year ended December 31, 1985).

10.2	HCP Second Amended and Restated Directors Stock Incentive Plan (incorporated by reference to exhibit 10.43 to HCP’s quarterly report on Form 10-Q for the period ended March 31, 1997).*

10.2.1	First Amendment to Second Amended and Restated Directors Stock Incentive Plan, effective as of November 3, 1999 (incorporated by reference to exhibit 10.1 to HCP’s quarterly report on Form 10-Q for the period ended September 30, 1999).*

10.2.2	Second Amendment to Second Amended and Restated Directors Stock Incentive Plan, effective as of January 4, 2000 (incorporated by reference to exhibit 10.15 to HCP’s annual report on Form 10-K for the year ended December 31, 1999).*

10.3	HCP Second Amended and Restated Stock Incentive Plan (incorporated by reference to exhibit 10.44 to HCP’s quarterly report on Form 10-Q for the period ended March 31, 1997).*

10.3.1	First Amendment to Second Amended and Restated Stock Incentive Plan effective as of November 3, 1999 (incorporated by reference to exhibit 10.3 to HCP’s quarterly report on Form 10-Q for the period ended September 30, 1999).*

10.4	HCP 2000 Stock Incentive Plan, effective as of May 7, 2003 (incorporated by reference to HCP’s Proxy Statement regarding HCP’s annual meeting of shareholders held May 7, 2003).*

10.5	HCP Second Amended and Restated Directors Deferred Compensation Plan (incorporated by reference to exhibit 10.45 to HCP’s quarterly report on Form 10-Q for the period ended September 30, 1997).*

10.5.1	First Amendment to Second Amended and Restated Directors Deferred Compensation Plan, effective as of April 11, 1997.*

10.5.2	Second Amendment to Second Amended and Restated Directors Deferred Compensation Plan, effective as of July 17, 1997.*

10.5.3	Third Amendment to Second Amended and Restated Directors Deferred Compensation Plan, effective as of November 3, 1999 (incorporated by reference to exhibit 10.2 to HCP’s quarterly report on Form 10-Q for the period ended September 30, 1999).*

10.5.4	Fourth Amendment to Second Amended and Restated Director Deferred Compensation Plan, effective as of January 4, 2000 (incorporated by reference to exhibit 10.19 to HCP’s annual report on Form 10-K for the year ended December 31, 1999).*

10.6	Employment Agreement dated October 13, 2000 between HCP and Kenneth B. Roath (incorporated by reference to exhibit 10.11 to HCP’s annual report on Form 10-K for the year ended December 31, 2000).*

10.6.1	Amendment to Employment Agreement dated October 8, 2002 between HCP and Kenneth B. Roath (incorporated by reference to exhibit 10.25 to HCP’s quarterly report on Form 10-Q for the period ended September 30, 2002).*

10.7	Various letter agreements, each dated as of October 16, 2000, among HCP and certain key employees of the Company (incorporated by reference to exhibit 10.12 to HCP’s annual report on Form 10-K for the year ended December 31, 2000).*

10.8	HCP Amended and Restated Executive Retirement Plan (incorporated by reference to exhibit 10.13 to HCP’s annual report on Form 10-K for the year ended December 31, 2001).*

10.9	Stock Transfer Agency Agreement between HCP and The Bank of New York dated as of July 1, 1996 (incorporated by reference to exhibit 10.40 to HCP’s quarterly report on Form 10-Q for the period ended September 30, 1996).

10.10	Amended and Restated Limited Liability Company Agreement dated November 20, 1998 of HCPI/Indiana, LLC (incorporated by reference to exhibit 10.15 to HCP’s annual report on Form 10-K for the year ended December 31, 1998).

10.11	Amended and Restated Limited Liability Company Agreement dated January 20, 1999 of HCPI/Utah, LLC (incorporated by reference to exhibit 10.16 to HCP’s annual report on Form 10-K for the year ended December 31, 1998).

10.12	Cross-Collateralization, Cross-Contribution and Cross-Default Agreement, dated as of July 20, 2000, by HCP Medical Office Buildings II, LLC, and Texas HCP Medical Office Buildings, L.P., for the benefit of First Union National Bank (incorporated by reference to exhibit 10.20 to HCP’s annual report on Form 10-K for the year ended December 31, 2000).

10.13	Cross-Collateralization, Cross-Contribution and Cross-Default Agreement, dated as of August 31, 2000, by HCP Medical Office Buildings I, LLC, and Meadowdome, LLC, for the benefit of First Union National Bank (incorporated by reference to exhibit 10.21 to HCP’s annual report on Form 10-K for the year ended December 31, 2000).

10.14	Amended and Restated Limited Liability Company Agreement dated August 17, 2001 of HCPI/Utah II, LLC (incorporated by reference to exhibit 10.21 to HCP’s annual report on Form 10-K for the year ended December 31, 2001).

10.14.1	First Amendment to Amended and Restated Limited Liability Company Agreement dated October 30, 2001 of HCPI/Utah II, LLC (incorporated by reference to exhibit 10.22 to HCP’s annual report on Form 10-K for the year ended December 31, 2001).

10.15	Employment Agreement dated October 8, 2002 between HCP and James F. Flaherty III (incorporated by reference to exhibit 10.24 to HCP’s quarterly report on Form 10-Q for the period ended September 30, 2002).*

10.16	Amended and Restated Limited Liability Company Agreement dated as of October 2, 2003 of HCPI/Tennessee, LLC (incorporated by reference to exhibit 10.28 to HCP’s quarterly report on Form 10-Q for the period ended September 30, 2003).

10.16.1	Amendment No.1 to Amended and Restated Limited Liability Company Agreement dated September 29, 2004 of HCPI/Tennessee, LLC (incorporated by reference to exhibit 10.37 to HCP’s quarterly report on Form 10-Q for the period ended September 30, 2004).

10.16.2	Amendment No.2 to Amended and Restated Limited Liability Company Agreement dated October 29, 2004 of HCPI/Tennessee, LLC (incorporated by reference to exhibit 10.43 to HCP’s annual report on Form 10-K for the year ended December 31, 2004).

10.17	Employment Agreement dated October 1, 2003 between HCP and Charles A. Elcan (incorporated by reference to exhibit 10.29 to HCP’s quarterly report on Form 10-Q for the period ended September 30, 2003).*

10.17.1	Amendment No.1 to the Employment Agreement dated October 1, 2003 between HCP and Charles A. Elcan (incorporated herein by reference to exhibit 10.5 to HCP’s current report on Form 8-K, dated January 28, 2005).*

10.18	Form of Restricted Stock Agreement for employees and consultants effective as of May 7, 2003, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to exhibit 10.30 to HCP’s annual report on Form 10-K for the year ended December 31, 2003).*

10.19	Form of Restricted Stock Agreement for directors effective as of May 7, 2003, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to exhibit 10.31 to HCP’s annual report on Form 10-K for the year ended December 31, 2003).*

10.20	Form of Performance Award Letter for employees effective as of May 7, 2003, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to exhibit 10.32 to HCP’s annual report on Form 10-K for the year ended December 31, 2003).*

10.21	Form of Stock Option Agreement for eligible participants effective as of May 7, 2003, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to exhibit 10.33 to HCP’s annual report on Form 10-K for the year ended December 31, 2003).*

10.22	Amended and Restated Executive Retirement Plan effective as of May 7, 2003 (incorporated by reference to exhibit 10.34 to HCP’s annual report on Form 10-K for the year ended December 31, 2003).*

10.23	Revolving Credit Agreement, dated as of October 26, 2004, among HCP, each of the banks identified on the signature pages hereof, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, as syndicating agent, Barclays Bank PLC, Wachovia Bank, National Association, and Wells Fargo Bank, N.A., as documentation agents, with Calyon New York Branch, Citicorp, USA, and Key National Association as managing agents, and Banc of America Securities LLC and J.P. Morgan Securities, Inc., as joint lead arrangers and joint book managers (incorporated herein by reference to exhibit 10.1 to HCP’s current report on Form 8-K (file no. 001-08895), dated November 1, 2004).

10.24	Form of CEO Performance Restricted Stock Unit Agreement with a five year installment vesting effective as of March 15, 2004, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to exhibit 4.22 to HCP’s current report on Form 10-K, dated March 15, 2005).*

10.25	Form of CEO Performance Restricted Stock Unit Agreement with a three year cliff vesting effective as of March 15, 2004, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to exhibit 4.22 to HCP’s current report on Form 10-K, dated March 15, 2005).*

10.26	Form of employee Performance Restricted Stock Unit Agreement with a five year installment vesting effective as of March 15, 2004, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to exhibit 4.22 to HCP’s current report on Form 10-K, dated March 15, 2005).*

10.27	Form of employee Performance Restricted Stock Unit Agreement with a three year cliff vesting effective as of March 15, 2004, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to exhibit 4.22 to HCP’s current report on Form 10-K, dated March 15, 2005).*

10.28	Form of CEO Performance Restricted Stock Unit Agreement with a five year installment vesting effective as of March 15, 2004, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to exhibit 10.4 to HCP’s current report on Form 8-K, dated January 28, 2005).*

10.29	Form of CEO Performance Restricted Stock Unit Agreement with a three year cliff vesting, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to exhibit 10.2 to HCP’s current report on Form 8-K, dated January 28, 2005).*

10.30	Form of employee Performance Restricted Stock Unit Agreement with a five year installment vesting, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to exhibit 10.3 to HCP’s current report on Form 8-K, dated January 28, 2005).*

10.31	Amendment to the Company’s Amended and Restated 2000 Stock Incentive Plan (effective as of May 7, 2003) (incorporated herein by reference to exhibit 10.1 to HCP’s current report on Form 8-K, dated January 28, 2005).*

31.1	Certification by James F. Flaherty III, the Company’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification by Mark A. Wallace, the Company’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).

32.1	Certification by James F. Flaherty III, the Company’s Principal Executive Officer, Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2	Certification by Mark A. Wallace, the Company’s Principal Financial Officer, Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

*	Management Contract or Compensatory Plan or Arrangement.

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

b) Reports on Form 8-K

Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 22, 2005, pursuant to which the Company entered into an underwriting agreement with UBS Securities LLC, as the representative of the underwriters, pursuant to which the Company agreed to issue and sell $250,000,000 aggregate principal amount of 5 5/8% senior notes of the Company due May 1, 2017.

Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 14, 2005, which sets forth our results of operations for the quarter and year ended December 31, 2004.

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

Date: May 2, 2005	HEALTH CARE PROPERTY INVESTORS, INC. (Registrant)

/s/ Mark A. Wallace
Mark A. Wallace Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ George P. Doyle
George P. Doyle Vice President and Chief Accounting Officer (Principal Accounting Officer)