Form 10-Q
period 2005-06-30
HEALTH CARE PROPERTY INVESTORS INC
filed 2005-08-02
CIK 765880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2005.

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

As of July 29, 2005, there were 135,648,707 shares of $ 1.00 par value common stock outstanding.

HEALTH CARE PROPERTY INVESTORS, INC.

INDEX

PART I. FINANCIAL INFORMATION

HEALTH CARE PROPERTY INVESTORS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Real estate:
Buildings and improvements	$3,141,240	$3,025,707
Developments in process	13,590	25,777
Land	306,761	299,461
Less accumulated depreciation and amortization	565,559	533,764
Net real estate	2,896,032	2,817,181

Loans receivable, net:
Joint venture partners	7,006	6,473
Others	140,643	139,919
Investments in and advances to unconsolidated joint ventures	48,694	60,506
Accounts receivable, net of allowance of $1,174 and $1,070, respectively	13,629	14,834
Cash and cash equivalents	18,890	16,962
Restricted cash	16,904	3,593
Intangibles, net	19,725	18,872
Other assets, net	26,237	24,294

Total assets	$3,187,760	$3,102,634

LIABILITIES AND STOCKHOLDERS’ EQUITY

Bank line of credit	$115,300	$300,100
Senior unsecured notes	1,284,476	1,046,690
Mortgage debt	165,933	139,416
Accounts payable and accrued liabilities	62,764	59,905
Deferred revenue	18,430	15,300

Total liabilities	1,646,903	1,561,411

Minority interests	120,436	121,781

Stockholders’ equity:
Preferred stock, $1.00 par value: 50,000,000 shares authorized; 11,820,000 shares issued and outstanding, liquidation preference of $25 per share	285,173	285,173
Common stock, $1.00 par value: 750,000,000 shares authorized; 135,629,718 and 133,658,318 shares issued and outstanding, respectively	135,630	133,658
Additional paid-in capital	1,440,380	1,403,335
Cumulative net income	1,434,594	1,348,089
Cumulative dividends	(1,863,313)	(1,739,859)
Other equity	(12,043)	(10,954)

Total stockholders’ equity	1,420,421	1,419,442
Total liabilities and stockholders’ equity	$3,187,760	$3,102,634

See accompanying Notes to Condensed Consolidated Financial Statements.

HEALTH CARE PROPERTY INVESTORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues and other income:
Rental revenues	$112,465	$93,097	$215,268	$178,140
Equity income from unconsolidated joint ventures	88	849	299	2,086
Interest and other income	5,989	9,980	11,196	18,503
	118,542	103,926	226,763	198,729

Costs and expenses:
Interest	25,372	19,743	48,610	40,957
Depreciation and amortization	27,253	20,457	50,997	40,318
Operating	15,419	9,894	28,742	19,139
General and administrative	8,827	8,554	16,146	15,405
Impairments	—	1,216	—	1,216
	76,871	59,864	144,495	117,035

Income before minority interests	41,671	44,062	82,268	81,694
Minority interests	(3,031)	(3,289)	(6,178)	(6,153)

Income from continuing operations	38,640	40,773	76,090	75,541

Discontinued operations:
Operating income	241	1,771	1,511	4,830
Gain (loss) on sales of real estate, net of impairments	4,166	(960)	8,904	8,048
	4,407	811	10,415	12,878

Net income	43,047	41,584	86,505	88,419
Preferred stock dividends	(5,283)	(5,282)	(10,566)	(10,565)

Net income applicable to common shares	$37,764	$36,302	$75,939	$77,854

Basic earnings per common share:
Continuing operations	$0.25	$0.27	$0.49	$0.50
Discontinued operations	0.03	0.01	0.08	0.09

Net income applicable to common shares	$0.28	$0.28	$0.57	$0.59

Diluted earnings per common share:
Continuing operations	$0.25	$0.27	$0.49	$0.49
Discontinued operations	0.03	—	0.07	0.10

Net income applicable to common shares	$0.28	$0.27	$0.56	$0.59

Weighted average shares used to calculate earnings per share:
Basic	134,445	131,653	133,968	131,196
Diluted	135,214	132,856	134,871	132,778

See accompanying Notes to Condensed Consolidated Financial Statements.

HEALTH CARE PROPERTY INVESTORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-In	Cumulative		Other
	Shares	Amount	Shares	Amount	Capital	Net Income	Dividends	Equity	Total
December 31, 2004	11,820	$285,173	133,658	$133,658	$1,403,335	$1,348,089	$(1,739,859)	$(10,954)	$1,419,442
Issuances of common stock,net	—	—	597	597	15,113	—	—	(2,783)	12,927
Exercise of stock options	—	—	1,375	1,375	20,407	—	—	—	21,782
Net income	—	—	—	—	—	86,505	—	—	86,505
Preferred stock dividends	—	—	—	—	—	—	(10,566)	—	(10,566)
Common stock dividends	—	—	—	—	—	—	(112,888)	—	(112,888)
Changes in other comprehensive income	—	—	—	—	—	—	—	21	21
Amortization of deferred compensation	—	—	—	—	1,525	—	—	1,673	3,198
June 30, 2005	11,820	$285,173	135,630	$135,630	$1,440,380	$1,434,594	$(1,863,313)	$(12,043)	$1,420,421

See accompanying Notes to Condensed Consolidated Financial Statements.

HEALTH CARE PROPERTY INVESTORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$86,505	$88,419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Continuing operations	50,997	40,318
Discontinued operations	381	2,158
Amortization of other lease intangibles	(1,427)	—
Impairments	—	3,437
Amortization of deferred compensation and debt issuance costs	4,771	4,041
Provision for loan losses	(56)	136
Straight-line rents	(2,742)	(769)
Equity income from unconsolidated joint ventures	(299)	(2,086)
Distributions of earnings from unconsolidated joint ventures	299	2,086
Minority interests	6,178	6,153
Net gain on sales of real estate	(8,904)	(10,269)
Changes in:
Accounts receivable	1,205	(606)
Other assets	(324)	(6,348)
Accounts payable, accrued liabilities and deferred revenue	3,573	(2,492)
Net cash provided by operating activities	140,157	124,178

Cash flows from investing activities:
Acquisition and development of real estate	(130,620)	(160,716)
Lease commissions and tenant and capital improvements	(1,464)	(1,318)
Net proceeds from sales of real estate	41,587	108,965
Distributions from unconsolidated joint ventures and other	8,000	82,192
Principal repayments on loans receivable and other	11,661	26,453
Increase in restricted cash	(13,311)	(4)
Investment in loans receivable	(6,634)	(1,835)
Net cash (used in) provided by investing activities	(90,781)	53,737

Cash flows from financing activities:
Repayments under bank line of credit	(184,800)	(44,000)
Repayment of mortgage debt	(2,927)	(2,549)
Repayment of senior unsecured notes	(10,000)	(87,000)
Issuance of senior unsecured notes	247,357	50,000
Net proceeds from the issuance of common stock and exercise of options	34,324	27,547
Dividends paid on common and preferred stock	(123,454)	(121,632)
Distributions to minority interests	(7,948)	(6,488)

Net cash used in financing activities	(47,448)	(184,122)

Net increase (decrease) in cash and cash equivalents	1,928	(6,223)
Cash and cash equivalents, beginning of period	16,962	16,829
Cash and cash equivalents, end of period	$18,890	$10,606

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

The Company adopted Interpretation No. 46R, Consolidation of Variable Interest Entities, as revised (“FIN 46R”), effective January 1, 2004 for variable interest entities created before February 1, 2003 and effective immediately for variable interest entities created after January 31, 2003. FIN 46R provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and the determination of which business enterprise is the primary beneficiary of the VIE. A variable interest entity is broadly defined as an entity where either (i) the equity investors as a group, if any, do not have a controlling financial interest or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional financial support. The Company consolidates investments in VIEs when it is determined that the Company is the primary beneficiary of the VIE. The adoption of FIN 46R resulted in the consolidation of five joint ventures with aggregate assets of $18.5 million, effective January 1, 2004, that were previously accounted for under the equity method. The consolidation of these joint ventures did not have a significant effect on the Company’s consolidated financial statements or results of operations.

Investments in entities which the Company does not consolidate but has the ability to exercise significant influence over operating and financial policies are reported under the equity method. Generally, under the equity method of accounting, the Company’s share of the investee’s earnings or loss is included in the Company’s operating results.

Revenue Recognition

Rental income from tenants is recognized in accordance with GAAP, including Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). For leases with minimum scheduled rent increases, the Company recognizes income on a straight-line basis over the lease term when collectibility is reasonably assured. Recognizing rental income on a straight-line basis for leases results in recognized revenue exceeding amounts contractually due from tenants. Such cumulative excess amounts are included in other assets and were $13.9 million and $11.0 million, net of allowances, at June 30, 2005 and December 31, 2004, respectively. In the event the Company determines that collectibility of straight-line rents is not reasonably assured, the Company limits future recognition to amounts contractually owed, and, where appropriate, the Company establishes an allowance for estimated losses. Certain leases provide for additional rents based upon a percentage of the facility’s revenue in excess of specified base periods or other thresholds. Such revenue is deferred until the related thresholds are achieved.

The Company monitors the liquidity and creditworthiness of its tenants and borrowers on an ongoing basis. This evaluation considers industry and economic conditions, property performance, security deposits and guarantees, and other matters. The Company establishes provisions and maintains an allowance for estimated losses resulting from the possible inability of its tenants and borrowers to make payments sufficient to recover recognized assets. For straight-line rent amounts, the Company’s assessment is based on income recoverable over the term of the lease. At June 30, 2005 and December 31, 2004, respectively, the Company had an allowance of $18.7 million and $15.8 million, included in other assets, as a result of the Company’s determination that collectibility is not reasonably assured for certain straight-line rent amounts.

Loans Receivable

Loans receivable are classified as held-to-maturity because the Company has the intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. The Company recognizes interest income on loans, including the amortization of discounts and premiums, using the effective interest method.

Income Taxes

The Company has elected and believes it operates so as to qualify as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the “Code”). Under the Code, the Company generally is not subject to federal income tax on its taxable income distributed to stockholders if certain distribution, income, asset, and shareholder tests are met. A REIT must distribute to stockholders at least 90% of its annual taxable income.

Certain activities the Company undertakes must be conducted by entities which elect to be treated as taxable REIT subsidiaries (“TRSs”). TRSs are subject to both federal and state income taxes. The Company’s income tax expense for the six months ended June 30, 2005 and 2004 was insignificant.

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

The Company periodically sells assets based on market conditions and the exercise of purchase options by tenants. The operating results of properties meeting the criteria established in SFAS No. 144 are reported as discontinued operations in the Company’s Condensed Consolidated Statements of Income. Discontinued operations for the three and six months ended June 30, 2005, include 14 and 18 properties with revenues of $0.5 and $2.1 million, respectively. The Company had 31 and 50 properties classified as discontinued operations for the three and six months ended June 30, 2004, with revenue of $2.7 and $8.9 million, respectively. While SFAS No. 144 provides that the assets and liabilities of discontinued operations be presented separately in the balance sheet, such amounts are immaterial for the Company. Accordingly, such reclassification has not been made.

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

The following table reflects net income and earnings per share, adjusted as if the fair value based method had been applied to all outstanding stock awards in each period (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$43,047	$41,584	$86,505	$88,419
Add: Stock-based compensation expense included in reported net income	1,870	1,328	3,198	2,338
Deduct: Stock-based employee compensation expense determined under the fair value based method	(1,950)	(1,472)	(3,358)	(2,625)

Pro forma net income	$42,967	$41,440	$86,345	$88,132

Earnings per share:
Basic – as reported	$0.28	$0.28	$0.57	$0.59
Basic – pro forma	$0.28	$0.27	$0.57	$0.59
Diluted – as reported	$0.28	$0.27	$0.56	$0.59
Diluted – pro forma	$0.28	$0.27	$0.56	$0.58

Cash and Cash Equivalents

Cash and cash equivalents represent short term investments with original maturities of three months or less when purchased.

Reclassifications

Certain reclassifications have been made for comparative financial statement presentation.

New Accounting Pronouncements

SFAS No. 123R, Share-Based Payments, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, was issued in December 2004. Generally, the approach in SFAS 123R is similar to that in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123R must be adopted no later than January 1, 2006 for the Company. The Company believes the adoption of SFAS 123R will not have a significant impact on its consolidated financial statements since it previously adopted the fair value method under SFAS 123.

(3) Revenue Concentration

Tenet Healthcare Corporation (NYSE: THC) and American Retirement Corporation (NYSE: ARC) accounted for 11% and 9%, respectively, of the Company’s revenue during the six months ended June 30, 2005, and accounted for 12% and 10%, respectively, of the Company’s revenue during the six months ended June 30, 2004. The carrying amount of the Company’s real estate assets leased to Tenet and ARC was $348.4 million and $376.2 million at June 30, 2005, respectively.

These companies are publicly traded and are subject to the informational filing requirements of the Securities and Exchange Act of 1934, as amended. Accordingly, each is required to file periodic reports on Form 10-K and Form 10-Q with the Securities and Exchange Commission.

Certain operators of our properties are experiencing financial, legal and regulatory difficulties. The loss of a significant operator or a combination of smaller operators could have a material impact on our results of operations or financial position.

(4) Acquisitions and Dispositions

A summary of acquisitions through June 30, 2005, is as follows (in thousands):

Acquisition (1)	Cash Consideration	Assumed Debt	Real Estate	Intangibles
Medical office buildings	$51,388	$29,444	$77,980	$2,852
Assisted living facilities	58,000	—	56,794	1,206
	$109,388	$29,444	$134,774	$4,058

(1)   Includes transaction costs, if any.

On April 20, 2005, the Company acquired five assisted living facilities for $58 million through a sale-leaseback transaction. These facilities have an initial lease term of 15 years, with two ten-year renewal options. The initial annual lease rate is approximately 9.0% with annual escalators based on the Consumer Price Index (“CPI”) that have a floor of 2.75%. These properties are included in a new master lease along with five other properties currently leased to the operator.

On April 28, 2005, the Company acquired five medical office buildings for approximately $81 million including assumed debt valued at $29 million. The initial yield is 7.0% with two properties currently in lease- up. The yield following lease-up is expected to be 8.2%. As of June 30, 2005, the purchase price allocation is preliminary and is pending information necessary to complete the valuation of certain intangibles.

During the six months ended June 30, 2005, the Company sold eight properties valued at approximately $42 million and recognized gains of approximately $9 million.

See Note 14 to the Condensed Consolidated Financial Statements for a discussion of acquisitions subsequent to June 30, 2005.

(5) Investments in and Advances to Unconsolidated Joint Ventures

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

The Company uses the equity method of accounting for its investment in HCP MOP because it exercises significant influence through voting rights and its position as managing member. However, the Company does not consolidate HCP MOP since it does not control, through voting rights or other means, the joint venture, as GE has significant participating decision-making rights and has the majority of the economic interest.

During the three month period ended June 30, 2005, HCP MOP revised its purchase price allocation related to its 2003 acquisition of certain properties acquired from MedCap Properties LLC.  The revisions made by HCP MOP to the purchase price allocation attributed more value to below market lease intangibles, other intangibles and real estate assets. Lease intangibles generally amortize over a shorter period of time relative to tangible real estate assets. The impact to net income for HCP MOP resulting from the purchase price allocation revisions above was a charge of $1.4 million through June 30, 2005.

Summarized unaudited condensed financial information of HCP MOP follows:

Balance Sheets	June 30, 2005	December 31, 2004
	(In thousands)
Real estate, at cost	$462,680	$455,741
Less accumulated depreciation and amortization	20,404	13,950
Net real estate	442,276	441,791
Other assets, net	40,174	52,405
Total assets	$482,450	$494,196
Mortgage loans and notes payable	$320,575	$322,559
Other liabilities	19,875	22,220
GE’s capital	95,140	100,109
HCP’s capital	46,860	49,308
Total liabilities and members’ capital	$482,450	$494,196

Statement of Operations	Three Months Ended June 30,		Six Months Ended June 30,
	(in thousands)		(in thousands)
	2005	2004	2005	2004
Rental and other income	$23,630	$21,522	$45,311	$43,006
Net income (loss)	$(148)	$2,415	$(115)	$5,428
HCP’s equity income (loss)	$(49)	$779	$(38)	$1,753
Fees earned by HCP	$776	$776	$1,551	$1,551
Distributions received by HCP	$335	$1,071	$3,382	$93,506

The Company has not guaranteed any indebtedness or other obligations of HCP MOP. Generally, the Company may only be required to provide additional funding to HCP MOP under limited circumstances as specified in the related agreements. At June 30, 2005, investments in and advances to unconsolidated joint ventures include outstanding advances to HCP MOP of $0.9 million.

In January 2004, HCP MOP completed $288 million of non-recourse mortgage financings, including $254 million at a weighted average fixed interest rate of 5.57% with the balance based on LIBOR plus 1.75%. The Company received $92 million of distributions from HCP MOP in connection with this financing during early 2004.

Other Unconsolidated Joint Ventures

The Company owns minority interests in the following entities, which are accounted for on the equity method at June 30, 2005 (dollars in thousands):

Entity	Investment (1)	Ownership (2)
Arborwood Living Center, LLC	$311	45%
Edgewood Assisted Living Center, LLC	—	45%
Greenleaf Living Center, LLC	178	45%
Seminole Shores Living Center, LLC	—	50%
	$489

(1)          Represents the Company’s net equity investment in the identified unconsolidated joint venture.

(2)          The Company’s ownership interest and economic interest are substantially the same.

On June 30, 2005, the Company sold its minority interests in two joint ventures with American Retirement Corporation (“ARC”) for $6.2 million in exchange for a note collateralized by certain partnership interests of ARC.  The note bears an interest rate of 9% per annum and pays interest monthly in arrears. The gain on the sale was deferred and will be recognized under the installment method of accounting as the principal balance of the note is repaid.  These joint ventures were accounted for by the Company under the equity method prior to June 30, 2005.

Summarized unaudited condensed combined financial information for the other unconsolidated joint ventures follows:

Balance Sheets	June 30, 2005	December 31, 2004 (1)
	(In thousands)
Real estate, at cost	$19,998	$135,048
Less accumulated depreciation and amortization	5,280	17,491
Net real estate	14,718	117,557
Other assets, net	1,466	1,376
Total assets	$16,184	$118,933
Notes payable	$15,469	$15,361
Mortgage notes payable	—	15,862
Accounts payable	375	767
Entrance fee liabilities and deferred life estate obligations	—	75,746
Other partners’ capital (deficit)	(149)	6,855
HCP’s capital	489	4,342

Total liabilities and partners’ capital	$16,184	$118,933

(1)   Includes financial information related to two joint ventures with ARC that were sold on June 30, 2005.

Statement of Operations	Three Months Ended June 30,		Six Months Ended June 30,
	(in thousands)		(in thousands)
	2005	2004	2005	2004
Rental and other income	$2,211	$4,520	$3,780	$9,048
Net income (loss)	$(119)	$1,067	$301	$2,150
HCP’s equity income	$137	$71	$337	$333
Distributions received	$140	$210	$359	$433

As of June 30, 2005, the Company has guaranteed approximately $7.2 million of a total of $15.5 million of notes payable for the joint ventures.

(6) Loans Receivable

Loans receivable consist of the following:

	June 30, 2005			December 31, 2004
	Secured	Unsecured	Total	Secured	Unsecured	Total
	(In thousands)
Joint venture partners	$—	$7,006	$7,006	$5,694	$779	$6,473
Other	135,756	7,258	143,014	135,006	7,340	142,346
Loan loss allowance	—	(2,371)	(2,371)	—	(2,427)	(2,427)

	$135,756	$11,893	$147,649	$140,700	$5,692	$146,392

(7) Bank Line of Credit, Senior Unsecured Notes and Mortgage Debt

Bank line of credit.  At June 30, 2005, borrowings under the Company’s $500 million three-year line of credit were $115.3 million with a weighted average interest rate of 4.02%. Borrowings under the bank line of credit accrue interest at 65 basis points over LIBOR with a 15 basis point facility fee. In addition, a negotiated rate option, whereby the lenders participating in the credit facility bid on the interest to be charged and which may result in a reduced interest rate, is available for up to 50% of borrowings. The credit facility also contains an “accordion” feature allowing borrowings to be increased by $100 million under certain conditions.

The credit agreement contains certain financial restrictions and requirements customary in transactions of this type. The more significant covenants, using terms defined in the agreement, limit (i) Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) Secured Debt to Consolidated Total Asset Value to 30% and (iii) Unsecured Debt to Consolidated Unencumbered Asset Value to 60%. The Company must also maintain (i) a Fixed Charge Coverage ratio, as defined, of 1.75 times and (ii) a formula-determined Minimum Tangible Net Worth. As of June 30, 2005, the Company was in compliance with each of these restrictions and requirements.

Senior unsecured notes.  At June 30, 2005, the Company had $1.3 billion in aggregate principal amount of senior unsecured notes outstanding. Interest rates on the notes ranged from 4.31% to 7.88% with a weighted average rate of 6.41% at June 30, 2005.

On April 27, 2005, the Company issued $250 million of 5 5/8% senior unsecured notes due 2017. The notes were priced at 99.585% of the principal amount with an effective yield of 5.673%.  The Company received proceeds of $247 million, which were used to repay borrowings under the Company’s bank line of credit and for general corporate purposes.

Senior unsecured notes at December 31, 2004 included $200 million principal amount of Mandatory Par Put Remarketed Securities (“MOPPRS”), due June 8, 2015. The MOPPRS contained an option (the “MOPPRS Option”) exercisable by the Remarketing Dealer, an investment bank affiliate, which derived its value from the yield on ten-year U.S. Treasury rates relative to a fixed strike rate of 5.565%. Generally, the value of the option to the Remarketing Dealer increased as ten-year Treasury rates declined and the option’s value to the Remarketing Dealer decreased as ten-year Treasury rates increased.

On June 3, 2005, the Remarketing Dealer exercised its option to redeem the Company’s $200 million principal amount of 6.875% MOPPRS.  The Remarketing Dealer redeemed the securities from the holders at par plus accrued interest, and reissued ten-year senior notes with a coupon of 7.072%.  The reissued notes are at an effective interest rate which is higher than what would otherwise have been available if the Company had issued new ten-year notes at par value. The Company determined that the Remarketing Dealer acted as principal in the transaction, which resulted in the Company not accounting for the transaction as an extinguishment.

On June 15, 2005, the Company repaid $10 million of maturing Medium Term Notes which accrued interest at a rate of 7.55%.  These notes were repaid with funds available under the Company’s bank line of credit.

Mortgage debt.  At June 30, 2005, the Company had $165.9 million in mortgage debt secured by 30 healthcare facilities with a carrying amount of $302 million. Interest rates on the mortgage notes ranged from 2.35% to 9.32% with a weighted average rate of 7.38% at June 30, 2005.

The instruments encumbering the properties restrict title transfer of the respective properties subject to the terms of the mortgage, prohibit additional liens, require payment of real estate taxes, maintenance of the properties in good condition, maintenance of insurance on the properties and include a requirement to obtain lender consent to enter into material tenant leases.

(8) Shareholders’ Equity

Common Stock

During the six months ended June 30, 2005 and 2004, the Company issued 495,000 and 429,000 shares of common stock under its Dividend Reinvestment and Stock Purchase Plan, respectively. The Company issued 1,375,000 and 1,088,000 shares upon exercise of stock options during the six months ended June 30, 2005 and 2004, respectively.

In April 2005, the Company announced that its Board declared a quarterly cash dividend of $0.42 per share. The common stock cash dividend was paid on May 19, 2005 to stockholders of record as of the close of business on May 5, 2005.

In July 2005, the Company announced that its Board declared a quarterly cash dividend of $0.42 per share of common stock. The common stock cash dividend will be paid on August 19, 2005 to stockholders of record as of the close of business on August 8, 2005.

Preferred Stock

In April 2005, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.45313 per share on its Series E cumulative redeemable preferred stock and $0.44375 per share on its Series F cumulative redeemable preferred stock. These dividends were paid on June 30, 2005 to stockholders of record as of the close of business on June 15, 2005.

In July 2005, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.45313 per share on its Series E cumulative redeemable preferred stock and $0.44375 per share on its Series F cumulative redeemable preferred stock.  These dividends will be paid on September 30, 2005 to stockholders of record as of the close of business on September 15, 2005.

Comprehensive Income and Other Equity

	June 30, 2005	December 31, 2004
	(In thousands)
Unamortized balance of deferred compensation	$9,896	$8,786
Accumulated other comprehensive loss	2,147	2,168

Total other equity	$12,043	$10,954

Other comprehensive loss is a reduction of net income in calculating comprehensive income. Comprehensive income for the six months ended June 30, 2005, and 2004 was $86.5 million and $88.7 million, respectively.

(9) Rental Revenues

Rental and other property income consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Medical office buildings	$33,388	$24,753	$63,469	$46,799
Other properties	79,077	68,344	151,799	131,341
	$112,465	$93,097	$215,268	$178,140

Included in rental revenues are tenant expense reimbursements of $5.3 million and $10.4 million for the three and six months ended June 30, 2005, respectively. Amounts for the three and six months ended June 30, 2004, have been reclassified to conform to the current period presentation.

(10) Earnings Per Common Share

The Company computes earnings per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per common share is computed by dividing net income applicable to common shares by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is calculated including the effect of dilutive securities. Approximately 2.1 million and 1.1 million options to purchase shares of common stock that had an exercise price in excess of the average market price of the common stock during the three months ended June 30, 2005 and 2004, respectively, were not included because they are anti-dilutive. Additionally, 5.0 million shares issuable upon conversion of 2.5 million non-managing member units during the three months ended June 30, 2005, and 5.3 million shares issuable upon the conversion of 2.6 million non-managing member units during the three months ended June 30, 2004, were not included because they are anti-dilutive.

	Three Months Ended June 30,
	2005			2004
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands, except per share amounts)
Basic earnings per common Share:
Net income applicable to common shares	$37,764	134,445	$0.28	$36,302	131,653	$0.28
Dilutive options and unvested restricted stock	—	769	—	—	1,203	(0.01)
Diluted earnings per common share	$37,764	135,214	$0.28	$36,302	132,856	$0.27

	Six Months Ended June 30,
	2005			2004
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands, except per share amounts)
Basic earnings per common Share:
Net income applicable to common shares	$75,939	133,968	$0.57	$77,854	131,196	$0.59
Dilutive options and unvested restricted stock	—	903	(0.01)	—	1,582	—
Diluted earnings per common share	$75,939	134,871	$0.56	$77,854	132,778	$0.59

(11) Supplemental Cash Flow

Supplemental Cash Flow Information

	Six months ended June 30,
	2005	2004
	(In thousands)
Interest paid, net of capitalized interest and other	$48,333	$46,073
Taxes paid	94	301
Capitalized interest	372	881
Loans received upon sale of unconsolidated joint venture investments	6,228	—
Mortgages assumed with real estate purchases	29,444	—
Mortgages included with real estate dispositions	—	31,397
Restricted stock issued, net of cancellations	2,783	2,071
Conversion of non-managing member units into common stock	385	494

(12) Commitments and Contingencies

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

One of the Company’s hospitals, located in Tarzana, California, is affected by State of California Senate Bill 1953 (SB 1953), which requires certain seismic safety building standards for acute care hospital facilities. This hospital is operated by Tenet under a lease expiring in February 2009. The Company and Tenet are currently reviewing the SB 1953 compliance of this hospital, multiple plans of action to cause such compliance, the estimated time for completing the same, and the cost of performing necessary remediation of the property. The Company cannot currently estimate the remediation costs that will need to be incurred prior to 2013 in order to make the facility SB 1953-compliant through 2030, and the final allocation of such remediation costs between the Company and Tenet. Rent on the hospital for the six months ended June 30, 2005 was $4.2 million and for years ended December 31, 2004 and 2003, was $10.6 million and $10.8 million, respectively.  The carrying amount of the hospital was $77.2 million at June 30, 2005.

Certain residents of two of the Company’s CCRCs have entered into a master trust agreement with the operator of the facilities whereby amounts paid upfront by such residents were deposited into a trust account. These funds were then made available to the CCRC operator in the form of a non-interest bearing loan to provide permanent financing for the related communities. The operator of the CCRC is the borrower under these arrangements; however, two of the Company’s properties are collateral under the master trust agreements. As of June 30, 2005, the remaining obligation under the master trust agreements for these two properties is $11.3 million. The Company’s property will be released as collateral as the master trust liabilities are extinguished.

(13) Related Party Transactions

Pursuant to the original purchase agreement dated October 2, 2003, the Company paid $9.8 million during the six months ended June 30, 2005, in additional purchase consideration in the form of an earn-out to the former members of MedCap Properties, LLC related to the Company’s 2003 acquisition of four MOBs that were under development at the time of acquisition. The amounts paid included $3.7 million paid to former members who are now senior officers of the Company.  At the time that the original purchase agreement was entered into, the former members were not officers of the Company.

(14) Subsequent Events

On July 1, 2005, the Company acquired an assisted living facility for approximately $16 million through a sale-leaseback transaction. The facility has an initial lease term of 15 years, with two ten-year renewal options.  The initial annual lease rate is approximately 8.75% with annual CPI-based escalators that have a floor of 2.75%.  The property is currently 96% occupied and a 60-unit expansion is planned.

On July 22, 2005, the Company acquired twelve independent and assisted living facilities for approximately $252 million, including assumed debt valued at approximately $52 million through a sale-leaseback transaction.  These facilities have an initial lease term of 15 years, with three ten-year renewal options.  The initial annual lease rate is approximately 7.1% with annual CPI-based escalators that have a floor of 3%.  Eleven of the facilities have an average occupancy of 91%. One facility is expected to be placed in service in August 2005 and is currently 34% pre-leased.

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

Executive Summary

We are a real estate investment trust (“REIT”) that invests in healthcare related properties located throughout the United States. We develop, acquire and manage healthcare real estate, and provide mortgage financing to healthcare providers. We invest directly, often structuring sale-leaseback transactions, and through joint ventures. At June 30, 2005, our real estate portfolio, including properties held through joint ventures and mortgage loans, consisted of interests in 529 facilities located in 42 states.

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

We primarily generate revenue by leasing healthcare related properties under long-term operating leases. Most of our rents are received under triple net leases; however, medical office building (“MOB”) rents are typically structured as gross or modified gross leases. Accordingly, for MOBs we incur certain property operating expenses, such as real estate taxes, repairs and maintenance, property management fees, utilities and insurance. Our growth depends, in part, on our ability to (i) increase rental income by increasing occupancy levels and rental rates, (ii) maximize tenant recoveries and (iii) control operating and other expenses. Our operations are impacted by property specific, market specific, general economic and other conditions.

Access to external capital on favorable terms is critical to the success of our strategy. We attempt to match the long-term duration of our leases with long-term fixed rate financing. At June 30, 2005, 10% of our consolidated debt was at variable interest rates. We intend to maintain an investment grade rating on our fixed income securities and manage various capital ratios and amounts within appropriate parameters. Our senior debt is rated BBB+ by both Standard & Poor’s and Fitch Ratings and Baa2 by Moody’s Investors Service.

Access to capital markets impacts our cost of capital and our ability to refinance existing indebtedness as it matures, as well as to fund future acquisitions and development through the issuance of additional securities. Our ability to access capital on favorable terms is dependent on various factors, including general market conditions, interest rates, credit ratings on our securities, perception of our potential future earnings and cash distributions, and the market price of our capital stock.

2005 Overview

Real Estate Transactions

Year-to-date through August 1, 2005, we have made secured loans and acquired interests in properties aggregating $441 million, including the following:

•                  On July 22, 2005, we acquired twelve independent and assisted living facilities for approximately $252 million, including assumed debt valued at approximately $52 million, through a sale-leaseback transaction.  These facilities have an initial lease term of 15 years, with three ten-year renewal options.  The initial annual lease rate is approximately 7.1% with annual escalators based on the Consumer Price Index (“CPI”) that have a floor of 3%.  Eleven of the facilities have an average occupancy of 91% and one facility will be placed into service in August 2005 and is currently 34% pre-leased.

•                  On July 1, 2005, we acquired an assisted living facility for approximately $16 million through a sale-leaseback transaction. The facility has an initial lease term of 15 years, with two ten-year renewal options.  The initial annual lease rate is approximately 8.75% with annual CPI-based escalators that have a floor of 2.75%.  The property is currently 96% occupied and a 60-unit expansion is planned.

•                  On April 28, 2005, we acquired five medical office buildings for approximately $81 million including assumed debt valued at $29 million. The initial yield is 7.0% with two properties currently in lease-up.  The yield following lease-up is expected to be 8.2%.  The medical office buildings include approximately 537,000 rentable square feet.

•                  On April 20, 2005, we acquired five assisted living facilities for $58 million through a sale-leaseback transaction. These facilities have an initial lease term of 15 years, with two ten-year renewal options.

The initial annual lease rate is approximately 9.0% with annual CPI-based escalators that have a floor of 2.75%. These properties will be included in a new master lease along with five other properties currently leased to the operator.

Year-to-date through August 1, 2005, we sold interests in ten properties for approximately $48 million and recognized gains of approximately $9 million. During the quarter ended June 30, 2005, the Company sold interests in six properties for approximately $13 million and recognized a gain of approximately $4 million.

Capital Market Transactions

On April 27, 2005, we issued $250 million of 5 5/8% senior unsecured notes due 2017. The notes were priced at 99.585% of the principal amount with an effective yield of 5.673%.  We received proceeds of $247 million, which were used to repay borrowings under our bank line of credit facility and for general corporate purposes.

Other Events

On July 27, 2005, we announced that our Board declared a quarterly cash dividend of $0.42 per share of common stock. The common stock cash dividend will be paid on August 19, 2005 to stockholders of record as of the close of business on August 8, 2005.

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

Results of Operations

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Rental revenues.  Medical office building rental income increased 35% to $33.4 million for the three months ended June 30, 2005. The increase is primarily related to significant MOB acquisitions in December 2004 and April 2005 and development properties placed in service in mid-2004. Other property rental income increased 16% to $79.1 million primarily due to acquisitions completed in 2004 and 2005.

Equity income.  Equity income decreased 90% to $0.1 million primarily due to the Company’s investment in HCP MOP for which the Company recorded equity losses of $49,000 and equity income of $0.8 million for the three months ended June 30, 2005 and 2004, respectively.  During the three months ended September 30, 2004, and June 30, 2005, HCP MOP revised its purchase price allocation and attributed more of the purchase price of the properties acquired from MedCap Properties LLC to below market lease intangibles, other intangibles and real estate assets. Lease intangibles generally amortize over a shorter period of time relative to tangible real estate assets. The decrease in the equity in income from the Company’s investment in HCP MOP was primarily due to the revisions to the purchase price allocations referred to above. See Note 5 to the Condensed Consolidated Financial Statements for additional information on HCP MOP.

Interest and other income.  Interest and other income decreased 40% to $6.0 million for the three months ended June 30, 2005. The change reflects the effects of a reduced level of loans receivable following an $83 million repayment from ARC and a $17 million repayment from Emeritus during the third quarter of 2004. During the three months ended June 30, 2005 and 2004, we also recognized management and other fees from HCP MOP of $0.8 million in each period.

Interest expense.  Interest expense increased 29% to $25.4 million for the three months ended June 30, 2005. The increase was due to the issuance of $250 million of 5 5/8 % senior unsecured notes, the assumption of $29 million of mortgages in connection with the acquisitions of real estate properties, and increases in average borrowing levels and a higher interest rate on our bank line of credit.

Operating costs and expenses.  Operating costs increased 56% to $15.4 million for the three months ended June 30, 2005. Operating costs are predominantly related to MOB properties that are leased under gross or modified gross lease agreements where we share certain costs with tenants. Additionally, we contract with third party property managers on most of our MOB properties. Accordingly, the number of properties in our MOB portfolio directly impacts operating costs. The increase was primarily attributable to significant MOB acquisitions in December 2004 and April 2005 and four development properties placed in service in mid-2004.

The presentation of expenses between general and administrative and operating expenses is based on the underlying nature of the costs.  Periodically, the Company reviews the classification of expenses between categories and makes revisions based on changes in the underlying nature of the expense.

General and administrative expenses.  General and administrative expenses increased 3% to $8.8 million for the three months ended June 30, 2005. The increase was due to higher compensation costs primarily resulting from an increase in head counts.  Also, during 2004, we implemented a new information system and expended considerable resources towards compliance with recent regulatory requirements, principally the Sarbanes-Oxley Act of 2002.

Depreciation and amortization.  Real estate depreciation and amortization increased 33% to $27.3 million for the three months ended June 30, 2005, primarily due to development properties placed in service and acquisitions aggregating approximately $149 million for six months ended June 30, 2005 and $538 million during 2004.

Discontinued operations.  Income from discontinued operations for the three months ended June 30, 2005 and 2004 was $4.4 million and $0.8 million, respectively. The increase is due to recognizing a net gain on real estate dispositions of $4.2 million for the three months ended June 30, 2005, while we recognized a net loss on real estate dispositions and impairments of $1.0 million for the three months ended June 30, 2004.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Rental revenues.  Medical office building rental income increased 36% to $63.5 million for the six months ended June 30, 2005. The increase is primarily related to significant MOB acquisitions in December 2004 and April 2005 and development properties placed in service in mid-2004. Other property rental income increased 16% to $151.8 million primarily due to acquisitions completed in 2004 and 2005.

Equity income.  Equity income decreased 86% to $0.3 million primarily due to the Company’s investment in HCP MOP for which the Company recorded equity losses of $38,000 and equity income of $1.8 million for the six months ended June 30, 2005 and 2004, respectively.  During the three months ended September 30, 2004, and June 30, 2005, HCP MOP revised its purchase price allocation and attributed more of the purchase price of the properties acquired from MedCap Properties LLC to below market lease intangibles, other intangibles and real estate assets. Lease intangibles generally amortize over a shorter period of time relative to tangible real estate assets. The decrease in the equity in income from the Company’s investment in HCP MOP was primarily due to the revisions to the purchase price allocations referred to above. See Note 5 to the Condensed Consolidated Financial Statements for additional information on HCP MOP.

Interest and other income.  Interest and other income decreased 39% to $11.2 million for the six months ended June 30, 2005. The change reflects the effects of a reduced level of loans receivable following an $83 million repayment from ARC and a $17 million repayment from Emeritus during the third quarter of 2004. During the six months ended June 30, 2005 and 2004, we also recognized management and other fees from HCP MOP of $1.6 million in each period.

Interest expense.  Interest expense increased 19% to $48.6 million for the six months ended June 30, 2005. The increase was due to the issuance of $250 million of 5 5/8% senior unsecured notes, the assumption of $29 million of mortgages in connection with the acquisitions of real estate properties, and increases in average borrowing levels and a higher interest rate on our bank line of credit.

Operating costs and expenses.  Operating costs increase 50% to $28.7 million for the six months ended June 30, 2005.  Operating costs are predominantly related to MOB properties that are leased under gross or modified gross lease agreements where we share certain costs with tenants. Additionally, we contract with third party property managers on most of our MOB properties.  Accordingly, the number of properties in our MOB portfolio directly impacts operating costs. The increase was primarily attributable to significant MOB acquisitions in December 2004 and April 2005 and four development properties placed in service in mid-2004.

The presentation of expenses between general and administrative and operating expenses is based on the underlying nature of the expense.  Periodically, the Company reviews the classification of expenses between categories and makes revisions based on changes in the underlying nature of the expense.

General and administrative expenses.  General and administrative expenses increased 5% to $16.1 million for the six months ended June 30, 2005. The increase was primarily due to higher compensation costs primarily resulting from an increase in head counts.  Also, during 2004, we implemented a new information system and expended considerable resources towards compliance with certain regulatory requirements, principally the Sarbanes-Oxley Act of 2002.

Depreciation and amortization.  Real estate depreciation and amortization increased 26% to $51.0 million for the six months ended June 30, 2005, primarily due to development properties placed in service and acquisitions aggregating approximately $149 million for six months ended June 30, 2005 and $538 million during 2004.

Discontinued operations.  Income from discontinued operations for the six months ended June 30, 2005 and 2004, was $10.4 million and $12.9 million, respectively. The decrease is mainly due to a decline in operating income from discontinued operations which decreased from $4.8 million to $1.5 million during the six months ended June 30, 2004, compared with the year ago period.

Liquidity and Capital Resources

Our principal liquidity needs are to (i) fund normal operating expenses, (ii) meet debt service requirements, (iii) fund capital expenditures, including tenant improvements and leasing costs, (iv) fund acquisition and development activities and (v) make minimum distributions required to maintain our REIT qualification under the Internal Revenue Code.

We believe these needs will be satisfied from cash flows provided by operations and provided by financing activities. We intend to repay maturing debt with proceeds from future debt and/or equity offerings and anticipate making future investments dependent on the availability of cost-effective sources of capital. We use the public debt and equity markets as our principal source of financing. As of June 30, 2005, our senior debt is rated BBB+ by both Standard & Poor’s Ratings Group and Fitch Ratings and Baa2 by Moody’s Investors Service.

Net cash provided by operating activities was $140.2 million and $124.2 million for the six months ended June 30, 2005 and 2004, respectively. Cash flow from operations reflects increased revenues, offset by higher costs and expenses, and changes in receivables, payables, accruals, and deferred revenue. Our cash flows from operations are dependent upon the occupancy level of multi-tenant buildings, rental rates on leases, our tenants’ performance on their lease obligations, the level of operating expenses and other factors.

Net cash used by investing activities was $90.8 million during the six months ended June 30, 2005 and principally reflects $130.6 million to acquire and develop real estate, net of $41.6 million in proceeds from the sale of real estate properties. During the six months ended June 30, 2005 and 2004, we invested $1.5 million and $1.3 million, respectively, to fund lease commissions and tenant and capital improvements.

Net cash used in financing activities was $47.4 million during the six months ended June 30, 2005 and includes: (i) payment of common and preferred dividends aggregating $123.5 million and (ii) net repayments on our bank line of credit of $184.8 million. These uses were partially offset by proceeds of $247.4 million from the issuance of senior unsecured notes and $34.3 million from common stock issuances. In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income to our shareholders. Accordingly, we intend to continue to make regular quarterly distributions to holders of our common and preferred stock.

At June 30, 2005, we held approximately $11.3 million in deposits and $45.6 million in irrevocable letters of credit from commercial banks securing tenants’ lease obligations and borrowers’ loan obligations. We may draw upon the letters of credit or depository accounts if there are defaults under the related leases or loans. Amounts available under letters of credit could change based upon facility operating conditions and other factors and such changes may be material.

Debt

Bank line of credit.  At June 30, 2005, borrowings under our $500 million three-year bank line of credit were $115.3 million with a weighted average interest rate of 4.02%. Borrowings under the bank line of credit accrue interest at 65 basis points over LIBOR with a 15 basis point facility fee. In addition, a negotiated rate option, whereby the lenders participating in the credit facility bid on the interest to be charged and which may result in a reduced interest rate, is available for up to 50% of borrowings. The credit facility also contains an “accordion” feature allowing borrowings to be increased by $100 million in certain conditions.

The credit agreement contains certain financial restrictions and requirements customary in transactions of this type. The more significant covenants, using terms defined in the agreement, limit (i) Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) Secured Debt to Consolidated Total Asset Value to 30% and (iii) Unsecured Debt to Consolidated Unencumbered Asset Value to 60%. We must also maintain (i) a Fixed Charge Coverage ratio, as defined, of 1.75 times and (ii) a formula-determined Minimum Tangible Net Worth. As of June 30, 2005, we were in compliance with each of these restrictions and requirements.

Senior unsecured notes.  At June 30, 2005 we had $1.3 billion in aggregate principal amount of senior unsecured notes outstanding. Interest rates on the notes ranged from 4.31% to 7.88% with a weighted average rate of 6.41% at June 30, 2005.

On April 27, 2005, we issued $250 million of 5 5/8% senior unsecured notes due 2017. The notes were priced at 99.585% of the principal amount with an effective yield of 5.673%.  We received proceeds of $247 million, which were used to repay borrowings under the bank line of credit and for general corporate purposes.

Senior unsecured notes at December 31, 2004 included $200 million principal amount of Mandatory Par Put Remarketed Securities (“MOPPRS”), due June 8, 2015. The MOPPRS contained an option (the “MOPPRS Option”) exercisable by the Remarketing Dealer, an investment bank affiliate, which derived its value from the yield on ten-year U.S. Treasury rates relative to a fixed strike rate of 5.565%. Generally, the value of the option to the Remarketing Dealer increased as ten-year Treasury rates declined and the option’s value to the Remarketing Dealer decreased as ten-year Treasury rates increased.

On June 3, 2005, the Remarketing Dealer exercised its option to redeem the Company’s $200 million principal amount of 6.875% MOPPRS.  The Remarketing Dealer redeemed the securities from the holders at par plus accrued interest, and reissued ten-year senior notes with a coupon of 7.072%.  The reissued notes are at an effective interest rate which is higher than what would otherwise have been available if we had issued new ten-year notes at par value.

On June 15, 2005, we repaid $10 million of maturing Medium Term Notes which accrued interest at a rate of 7.55%.  These notes were repaid with funds available under our bank line of credit.

Mortgage debt.  At June 30, 2005, we had $165.9 million in mortgage debt secured by 30 healthcare facilities with a carrying amount of $302 million. Interest rates on the mortgage notes ranged from 2.35% to 9.32% with a weighted average rate of 7.38% at June 30, 2005.

The instruments encumbering the properties restrict title transfer of the respective properties subject to the terms of the mortgage, prohibit additional liens, require payment of real estate taxes, maintenance of the properties in good condition, maintenance of insurance on the properties and include a requirement to obtain lender consent to enter into material tenant leases.

Debt Maturities

The following table summarizes our stated debt maturities and scheduled principal repayments at June 30, 2005 (in thousands):

Year	Amount
2005 (six months)	$34,962
2006	139,707
2007	260,386
2008	8,262
2009	5,763
Thereafter	1,121,574
$1,570,654

Equity

At June 30, 2005, we had outstanding 4,000,000 shares of 7.25% Series E cumulative redeemable preferred stock, 7,820,000 shares of 7.10% Series F cumulative redeemable preferred stock, and 135.6 million shares of common stock.

During the six months ended June 30, 2005, we issued approximately 495,000 shares of our common stock under our Dividend Reinvestment and Stock Purchase Plan at an average price per share of $25.78 for an aggregate amount of $12.8 million. We also received $21.8 million in proceeds from stock option exercises. At June 30, 2005, stockholders’ equity totaled $1.4 billion and our equity securities had a market value of $4.1 billion.

As of June 30, 2005, there were a total of 2.5 million non-managing member units outstanding in four limited liability companies in which we are the managing member: (i) HCPI/Tennessee, LLC; (ii) HCPI/Utah, LLC; (iii) HCPI/Utah II, LLC; and (iv) HCPI/Indiana, LLC. The non-managing member units are exchangeable for an amount of cash approximating the then-current market value of two shares of our common stock or, at our option, two shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications).

As of June 30, 2005, we had $1.26 billion available for future issuances of debt and equity securities under a shelf registration statement filed with the Securities and Exchange Commission. These securities may be issued from time to time in the future based on our needs and the then-existing market conditions.

Off-Balance Sheet Arrangements

We own interests in certain unconsolidated joint ventures, including HCP MOP, as described under Note 5 to the Condensed Consolidated Financial Statements. Except in limited circumstances, our risk of loss is limited to our investment carrying amount and any outstanding loans receivable. We have no other off-balance sheet arrangements that we expect to materially affect our liquidity and capital resources except those described under “Contractual Obligations.”

Contractual Obligations

The following schedule summarizes our material contractual payment obligations and commitments at June 30, 2005 (in thousands):

	Less than One Year	2006-2007	2008-2009	More than Five Years	Total

Senior unsecured notes and mortgage debt	$34,962	$284,793	$14,025	$1,121,574	$1,455,354
Bank line of credit	—	115,300	—	—	115,300
Ground and other operating leases	519	2,139	2,227	95,725	100,610
Acquisition and construction commitments	19,690	—	—	—	19,690
Interest expense	40,132	128,799	114,668	245,165	528,764

Total	$95,303	$531,031	$130,920	$1,462,464	$2,219,718

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

New Accounting Pronouncements

See Note 2 to the Condensed Consolidated Financial Statements for the impact of new accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2005, we are exposed to market risks related to fluctuations in interest rates on $11.7 million of variable rate mortgage notes payable, $115.3 million of variable rate bank debt and $25.0 million of variable rate senior unsecured notes. Of our consolidated debt of $1.6 billion at June 30, 2005, approximately 10% is at variable interest rates with the balance at fixed interest rates.

Fluctuation in the interest rate environment will not affect our future earnings and cash flows on our fixed rate debt until that debt must be replaced or refinanced. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt would change our future earnings and cash flows, but not affect the fair value of those instruments. Assuming a one percentage point increase in the interest rate related to the variable-rate debt including the mortgage notes payable, the bank line of credit and senior unsecured notes, and assuming no change in the outstanding balance as of June 30, 2005, interest expense for 2005 would increase by approximately $1.5 million, or $0.01 per common share on a diluted basis.

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

As required by Rule 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005. Based on the foregoing, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 12, 2005. At the Annual Meeting, there were present in person or by proxy 126,620,820 shares of our common stock, representing approximately 94% of the total outstanding eligible votes. The proposals considered at the Annual Meeting were voted on as follows:

1. The following directors were elected to one year terms of office expiring at the 2006 Annual Meeting of Stockholders and until their successors are duly elected and qualified and received the number of votes set forth opposite their names, with no abstentions or broker non-votes.

Directors	Affirmative Votes	Against or Withheld

Mary A. Cirillo	125,098,280	1,522,540
Robert R. Fanning, Jr.	125,445,781	1,175,039
James F. Flaherty III	125,478,310	1,142,510
David B. Henry	125,203,233	1,417,587
Michael D. McKee	99,177,621	27,443,199
Harold M. Messmer, Jr.	107,354,274	19,266,546
Peter L. Rhein	125,441,355	1,179,465
Kenneth B. Roath	125,406,094	1,214,726
Richard M. Rosenberg	125,028,557	1,592,263
Joseph P. Sullivan	125,500,084	1,070,736

2.  A proposal to ratify the selection of Ernst & Young LLP as the Company’s independent public accountants for the fiscal year ending December 31, 2005, was approved by the Company’s stockholders. The proposal received 124,817,086 votes in favor and 1,535,153 votes against. There were 268,581 abstentions and no broker non-votes.

3.  A stockholder proposal regarding a report on greenhouse emissions and energy efficiency was rejected by the Company’s stockholders.  The proposal received 6,437,959 votes in favor and 66,097,837 votes against.  There were 8,421,338 abstentions and 45,663,686 broker non-votes.

Item 5.  Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases of our common stock made by or on behalf of the Company during the quarter ended June 30, 2005.

PERIOD COVERED	TOTAL NUMBER OF SHARES PURCHASED(1)	AVERAGE PRICE PAID PER SHARE
April 1-30, 2005	—	N/A
May 1-31, 2005	928	$23.24
June 1-30, 2005	501	$27.32

(1)          Represents restricted shares withheld under our Amended and Restated 2000 Stock Incentive Plan, as amended, to offset tax withholding obligations that occur upon vesting of restricted shares. Our Amended and Restated 2000 Stock Incentive Plan, as amended, provides that the value of the shares withheld shall be the closing price of the Company’s common stock on the date the relevant transaction occurs.

Item 6. Exhibits

3.1	Articles of Restatement of HCP (incorporated by reference in exhibit 3.1 to HCP report on form 10-Q for the period of June 30, 2004).

3.2	Third Amended and Restated Bylaws of HCP. (Incorporated by reference in exhibit 3.2 to HCP is report on form 10-Q for the period of June 30, 2004).

4.1

Indenture, dated as of September 1, 1993, between HCP and The Bank of New York, as Trustee, (incorporated by reference to exhibit 4.1 to HCP’s registration statement on Form S-3 dated September 9, 1993).

4.2	Form of Fixed Rate Note (incorporated by reference to exhibit 4.2 to HCP’s registration statement on Form S-3 dated March 20, 1989).

4.3	Form of Floating Rate Note (incorporated by reference to exhibit 4.3 to HCP’s registration statement on Form S-3 dated March 20, 1989).

4.4

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

4.5

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

4.6

Indenture, dated as of January 15, 1997, between American Health Properties, Inc. and The Bank of New York, as trustee (incorporated herein by reference to exhibit 4.1 to American Health Properties, Inc.’s current report on Form 8-K (file no. 001-09381), dated January 21, 1997).

4.7

First Supplemental Indenture, dated as of November 4, 1999, between HCP and The Bank of New York, as trustee (incorporated by reference to HCP’s quarterly report on Form 10-Q for the period ended September 30, 1999).

4.8

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

4.9

Acknowledgment and Consent dated as of March 1, 2005 by and among Merrill Lynch Bank USA, Gardner Property Holdings, L.C., HCPI/Utah, LLC, the unit holders of HCPI/Utah, LLC and HCP (incorporated by reference to exhibit 4.12 to HCP’s annual report on Form 10-K for the year ended December 31, 2004).*

4.10

Acknowledgment and Consent dated as of March 1, 2005 by and among Merrill Lynch Bank USA, The Boyer Company, L.C., HCPI/Utah, LLC, the unit holders of HCPI/Utah, LLC and HCP (incorporated by reference to exhibit 4.13 to HCP’s annual report on Form 10-K for the year ended December 31, 2004).*

4.11

Officers’ Certificate pursuant to Section 301 of the Indenture dated as of September 1, 1993 between the Company and The Bank of New York, as Trustee, establishing a series of securities entitled “6.5% Senior Notes due February 15, 2006” (incorporated by reference to exhibit 4.1 to HCP’s report on form 8-K, dated February 21, 1996).

4.12

Officers’ Certificate pursuant to Section 301 of the Indenture dated as of September 1, 1993 between the Company and The Bank of New York, as Trustee, establishing a series of securities entitled “6 7/8% MandatOry Par Put Remarketed Securities due June 8, 2015” (incorporated by reference to exhibit 4.1 to HCP’s report on form 8-K, dated June 3, 1998).

4.13

Officers’ Certificate pursuant to Section 301 of the Indenture dated as of September 1, 1993 between the Company and The Bank of New York, as Trustee, establishing a series of securities entitled “6.45% Senior Notes due June 25, 2012” (incorporated by reference to exhibit 4.1 to HCP’s report on form 8-K, dated June 19, 2002).

4.14

Officers’ Certificate pursuant to Section 301 of the Indenture dated as of September 1, 1993 between HCP and the Bank of New York, as Trustee, establishing a series of securities entitled “6.00% Senior Notes due March 1, 2015” (incorporated by reference to exhibit 3.1 to HCP’s report on form 8-K (file no. 001-08895), dated February 25, 2003).

4.15

Officers’ Certificate pursuant to Section 301 of the Indenture dated as of September 1, 1993 between the Company and The Bank of New York, as Trustee, establishing a series of securities entitled “5 5/8% Senior Notes due May 1 , 2017” (incorporated by reference to exhibit 4.2 to HCP’s report on form 8-K, dated April 22, 2005).

4.16

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

4.22

Acknowledgment and Consent dated as of March 1, 2005 by and among Merrill Lynch Bank USA, Gardner Property Holdings, L.C., HCPI/Utah II, LLC, the unit holders of HCPI/Utah II, LLC and HCP (incorporated by reference to exhibit 4.21 to HCP’s annual report on Form 10-K for the year ended December 31, 2004).*

4.23

Acknowledgment and Consent dated as of March 1, 2005 by and among Merrill Lynch Bank USA, The Boyer Company, L.C., HCPI/Utah II, LLC, the unit holders of HCPI/Utah II, LLC and HCP (incorporated by reference to exhibit 4.22 to HCP’s annual report on Form 10-K for the year ended December 31, 2004).*

4.24

Registration Rights Agreement date July 22, 2005 between HCP, William P. Gallaher, Trustee for the William P. & Cynthia J. Gallaher Trust, Dwayne J. Clark, Patrick R. Gallaher, Trustee for the Patrick R. & Cynthia M. Gallaher Trust, Jeffrey D. Civian, Trustee for the Jeffrey D. Civian Trust dated August 8, 1986, Jeffrey Meyer, Steven L. Gallaher, Richard Coombs, Larry L. Wasem, Joseph H. Ward, Jr., Trustee for the Joseph H. Ward, Jr. and Pamela K. Ward Trust, Borue H. O’Brien, William R. Mabry, Charles N. Elsbree, Trustee for the Charles N. Elsbree Jr. Living Trust dated February 14, 2002, Gary A. Robinson, Thomas H. Persons, Trustee for the Persons Family Revocable Trust under trust dated February 15, 2005, Glen Hammel, Marilyn E. Montero, Joseph G. Lin, Trustee for the Lin Revocable Living Trust, Ned B. Stein, John Gladstein, Trustee for the John & Andrea Gladstein Family Trust dated February 11, 2003, John Gladstein, Trustee for the John & Andrea Gladstein Family Trust dated February 11, 2003, Francis Connelly, Trustee for the The Francis J & Shannon A Connelly Trust, Al Coppin, Trustee for the Al Coppin Trust, Stephen B. McCullagh, Trustee for the Stephen B. & Pamela McCullagh Trust dated October 22, 2001, and Larry L. Wasem – SEP IRA.

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

10.4.1

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

10.5.1

First Amendment to Second Amended and Restated Directors Deferred Compensation Plan, effective as of April 11, 1997 (incorporated by reference to exhibit 10.5.1 to HCP’s quarterly report on Form 10-Q for the period ended March 31, 2005).*

10.5.2

Second Amendment to Second Amended and Restated Directors Deferred Compensation Plan, effective as of July 17, 1997 (incorporated by reference to exhibit 10.5.2 to HCP’s quarterly report on Form 10-Q for the period ended March 31, 2005).*

10.5.3

Third Amendment to Second Amended and Restated Directors Deferred Compensation Plan, effective as of November 3, 1999 (incorporated by reference to exhibit 10.2 to HCP’s quarterly report on Form 10-Q for the period ended September 30, 1999).*

10.5.4

Fourth Amendment to Second Amended and Restated Director Deferred Compensation Plan, effective as of January 4, 2000 (incorporated by reference to exhibit 10.19 to HCP’s annual report on Form 10-K for the year ended December 31, 1999).*

10.6

Various letter agreements, each dated as of October 16, 2000, among HCP and certain key employees of the Company (incorporated by reference to exhibit 10.12 to HCP’s annual report on Form 10-K for the year ended December 31, 2000).*

10.7	HCP Amended and Restated Executive Retirement Plan (incorporated by reference to exhibit 10.13 to HCP’s annual report on Form 10-K for the year ended December 31, 2001).*

10.8

Amended and Restated Limited Liability Company Agreement dated November 20, 1998 of HCPI/Indiana, LLC (incorporated by reference to exhibit 10.15 to HCP’s annual report on Form 10-K for the year ended December 31, 1998).

10.9

Amended and Restated Limited Liability Company Agreement dated January 20, 1999 of HCPI/Utah, LLC (incorporated by reference to exhibit 10.16 to HCP’s annual report on Form 10-K for the year ended December 31, 1998).

10.10

Cross-Collateralization, Cross-Contribution and Cross-Default Agreement, dated as of July 20, 2000, by HCP Medical Office Buildings II, LLC, and Texas HCP Medical Office Buildings, L.P., for the benefit of First Union National Bank (incorporated by reference to exhibit 10.20 to HCP’s annual report on Form 10-K for the year ended December 31, 2000).

10.11

Cross-Collateralization, Cross-Contribution and Cross-Default Agreement, dated as of August 31, 2000, by HCP Medical Office Buildings I, LLC, and Meadowdome, LLC, for the benefit of First Union National Bank (incorporated by reference to exhibit 10.21 to HCP’s annual report on Form 10-K for the year ended December 31, 2000).

10.12

Amended and Restated Limited Liability Company Agreement dated August 17, 2001 of HCPI/Utah II, LLC (incorporated by reference to exhibit 10.21 to HCP’s annual report on Form 10-K for the year ended December 31, 2001).

10.12.1

First Amendment to Amended and Restated Limited Liability Company Agreement dated October 30, 2001 of HCPI/Utah II, LLC (incorporated by reference to exhibit 10.22 to HCP’s annual report on Form 10-K for the year ended December 31, 2001).

10.13

Employment Agreement dated October 8, 2002 between HCP and James F. Flaherty III (incorporated by reference to exhibit 10.24 to HCP’s quarterly report on Form 10-Q for the period ended September 30, 2002).*

10.14

Amended and Restated Limited Liability Company Agreement dated as of October 2, 2003 of HCPI/Tennessee, LLC (incorporated by reference to exhibit 10.28 to HCP’s quarterly report on Form 10-Q for the period ended September 30, 2003).

10.14.1

Amendment No.1 to Amended and Restated Limited Liability Company Agreement dated September 29, 2004 of HCPI/Tennessee, LLC (incorporated by reference to exhibit 10.37 to HCP’s quarterly report on Form 10-Q for the period ended September 30, 2004).

10.14.2

Amendment No.2 to Amended and Restated Limited Liability Company Agreement dated October 29, 2004 of HCPI/Tennessee, LLC (incorporated by reference to exhibit 10.43 to HCP’s annual report on Form 10-K for the year ended December 31, 2004).

10.15

Employment Agreement dated October 1, 2003 between HCP and Charles A. Elcan (incorporated by reference to exhibit 10.29 to HCP’s quarterly report on Form 10-Q for the period ended September 30, 2003).*

10.15.1

Amendment No.1 to the Employment Agreement dated October 1, 2003 between HCP and Charles A. Elcan (incorporated herein by reference to exhibit 10.5 to HCP’s current report on Form 8-K, dated January 28, 2005).*

10.16

Form of Restricted Stock Agreement for employees and consultants effective as of May 7, 2003, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to exhibit 10.30 to HCP’s annual report on Form 10-K for the year ended December 31, 2003).*

10.17

Form of Restricted Stock Agreement for directors effective as of May 7, 2003, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to exhibit 10.31 to HCP’s annual report on Form 10-K for the year ended December 31, 2003).*

10.18

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

10.20	Amended and Restated Executive Retirement Plan effective as of May 7, 2003 (incorporated by reference to exhibit 10.34 to HCP’s annual report on Form 10-K for the year ended December 31, 2003).*

10.21

Revolving Credit Agreement, dated as of October 26, 2004, among HCP, each of the banks identified on the signature pages hereof, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, as syndicating agent, Barclays Bank PLC, Wachovia Bank , National Association, and Wells Fargo Bank, N.A., as documentation agents, with Calyon New York Branch, Citicorp, USA, and Key National Association as managing agents, and Banc of America Securities LLC and J.P. Morgan Securities, Inc., as joint lead arrangers and joint book managers (incorporated herein by reference to exhibit 10.1 to HCP’s current report on Form 8-K (file no. 001-08895), dated November 1, 2004).

10.22

Form of CEO Performance Restricted Stock Unit Agreement with a five year installment vesting effective as of March 15, 2004, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to exhibit 4.22 to HCP’s current report on Form 10-K, dated March 15, 2005).*

10.23

Form of CEO Performance Restricted Stock Unit Agreement with a three year cliff vesting effective as of March 15, 2004, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to exhibit 4.22 to HCP’s current report on Form 10-K, dated March 15, 2005).*

10.24

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

10.27

Form of CEO Performance Restricted Stock Unit Agreement with a three year cliff vesting, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to exhibit 10.2 to HCP’s current report on Form 8-K, dated January 28, 2005).*

10.28

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

Date: August 2, 2005	HEALTH CARE PROPERTY INVESTORS, INC. (Registrant)

/s/ Mark A. Wallace
Mark A. Wallace
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ George P. Doyle
George P. Doyle
Vice President and Chief Accounting Officer (Principal Accounting Officer)