Form 10-Q
period 2005-09-30
HEALTH CARE PROPERTY INVESTORS INC
filed 2005-11-01
CIK 765880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2005.

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
YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐   NO  ☒

As of October 28, 2005, there were 135,863,587 shares of $ 1.00 par value common stock outstanding.

HEALTH CARE PROPERTY INVESTORS, INC.

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

Condensed Consolidated Balance Sheets

Condensed Consolidated Statements of Income

Condensed Consolidated Statement of Stockholders’ Equity

Condensed Consolidated Statements of Cash Flows

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Item 5.	Other Information
PART II. OTHER INFORMATION

Item 6.	Exhibits

Signatures

HEALTH CARE PROPERTY INVESTORS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Real estate:
Buildings and improvements	$3,418,604	$3,025,707
Developments in process	13,532	25,777
Land	347,164	299,461
Less accumulated depreciation and amortization	590,284	533,764
Net real estate	3,189,016	2,817,181

Loans receivable, net:
Joint venture partners	7,006	6,473
Others	142,868	139,919
Investments in and advances to unconsolidated joint ventures	49,750	60,506
Accounts receivable, net of allowance of $933 and $1,070, respectively	13,507	14,834
Cash and cash equivalents	38,174	16,962
Restricted cash	2,390	4,678
Intangibles, net	23,236	18,872
Other assets, net	28,997	24,294

Total assets	$3,494,944	$3,103,719

LIABILITIES AND STOCKHOLDERS’ EQUITY

Bank line of credit	$170,000	$300,100
Senior unsecured notes	1,470,386	1,046,690
Mortgage debt	213,726	140,501
Accounts payable and accrued liabilities	70,527	59,905
Deferred revenue	19,018	15,300

Total liabilities	1,943,657	1,562,496

Minority interests	140,903	121,781

Stockholders’ equity:
Preferred stock, $1.00 par value: 50,000,000 shares authorized; 11,820,000 shares issued and outstanding, liquidation preference of $25 per share	285,173	285,173
Common stock, $1.00 par value: 750,000,000 shares authorized; 135,858,452 and 133,658,318 shares issued and outstanding, respectively	135,858	133,658
Additional paid-in capital	1,446,496	1,403,335
Cumulative net income	1,479,635	1,348,089
Cumulative dividends	(1,925,725)	(1,739,859)
Other equity	(11,053)	(10,954)

Total stockholders’ equity	1,410,384	1,419,442
Total liabilities and stockholders’ equity	$3,494,944	$3,103,719

See accompanying Notes to Condensed Consolidated Financial Statements.

HEALTH CARE PROPERTY INVESTORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues and other income:
Rental revenues	$117,117	$98,110	$332,270	$275,655
Equity income (loss) from unconsolidated joint ventures	(531)	(459)	(232)	1,627
Interest and other income	7,806	11,480	19,002	29,984
	124,392	109,131	351,040	307,266

Costs and expenses:
Interest	28,262	23,167	76,872	64,125
Depreciation and amortization	27,631	22,412	78,607	62,574
Operating	13,387	10,866	42,122	30,005
General and administrative	7,301	9,446	23,447	24,849
Impairments	—	1,305	—	1,305
	76,581	67,196	221,048	182,858

Income before minority interests	47,811	41,935	129,992	124,408
Minority interests	(3,415)	(2,946)	(9,593)	(9,099)

Income from continuing operations	44,396	38,989	120,399	115,309

Discontinued operations:
Operating income	372	1,537	1,970	6,804
Gain (loss) on sales of real estate, net of impairments	273	(6,036)	9,177	796
	645	(4,499)	11,147	7,600

Net income	45,041	34,490	131,546	122,909
Preferred stock dividends	(5,282)	(5,282)	(15,848)	(15,847)

Net income applicable to common shares	$39,759	$29,208	$115,698	$107,062

Basic earnings per common share:
Continuing operations	$0.29	$0.26	$0.78	$0.76
Discontinued operations	—	(0.04)	0.08	0.05

Net income applicable to common shares	$0.29	$0.22	$0.86	$0.81

Diluted earnings per common share:
Continuing operations	$0.29	$0.25	$0.78	$0.75
Discontinued operations	—	(0.03)	0.08	0.05

Net income applicable to common shares	$0.29	$0.22	$0.86	$0.80

Weighted average shares used to calculate earnings per share:
Basic	135,225	132,182	134,385	131,525
Diluted	136,135	133,584	135,291	133,047

See accompanying Notes to Condensed Consolidated Financial Statements.

HEALTH CARE PROPERTY INVESTORS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-In	Cumulative		Other
	Shares	Amount	Shares	Amount	Capital	Net Income	Dividends	Equity	Total
December 31, 2004	11,820	$285,173	133,658	$133,658	$1,403,335	$1,348,089	$(1,739,859)	$(10,954)	$1,419,442
Issuances of common stock, net	—	—	776	776	19,503	—	—	(2,750)	17,529
Exercise of stock options	—	—	1,424	1,424	21,220	—	—	—	22,644
Net income	—	—	—	—	—	131,546	—	—	131,546
Preferred stock dividends	—	—	—	—	—	—	(15,848)	—	(15,848)
Common stock dividends	—	—	—	—	—	—	(170,018)	—	(170,018)
Changes in other comprehensive income	—	—	—	—	—	—	—	310	310
Amortization of deferred compensation	—	—	—	—	2,438	—	—	2,341	4,779
September 30, 2005	11,820	$285,173	135,858	$135,858	$1,446,496	$1,479,635	$(1,925,725)	$(11,053)	$1,410,384

See accompanying Notes to Condensed Consolidated Financial Statements.

HEALTH CARE PROPERTY INVESTORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$131,546	$122,909
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate and in-place lease intangibles:
Continuing operations	78,607	62,574
Discontinued operations	500	3,046
Amortization of above and below market lease intangibles	(1,708)	—
Stock-based compensation	4,779	3,579
Debt issuance costs amortization	2,344	2,261
Impairments	—	16,617
Provision (recovery) for loan losses	(56)	70
Straight-line rents	(4,651)	(1,152)
Equity loss (income) from unconsolidated joint ventures	232	(1,627)
Distributions of earnings from unconsolidated joint ventures	—	1,627
Minority interests	9,593	9,099
Net gain on sales of real estate	(9,177)	(17,850)
Changes in:
Accounts receivable	1,327	713
Other assets	(1,405)	(4,092)
Accounts payable, accrued liabilities and deferred revenue	11,968	2,967
Net cash provided by operating activities	223,899	200,741

Cash flows from investing activities:
Acquisition and development of real estate	(376,713)	(219,012)
Lease commissions and tenant and capital improvements	(4,474)	(2,951)
Net proceeds from sales of real estate	46,328	120,632
Distributions from unconsolidated joint ventures and other	6,712	93,994
Principal repayments on loans receivable and other	12,589	28,731
Decrease (increase) in restricted cash	2,288	(5)
Investment in loans receivable	(9,787)	(832)
Net cash (used in) provided by investing activities	(323,057)	20,557

Cash flows from financing activities:
Repayments under bank line of credit	(130,100)	(55,200)
Repayment of mortgage debt	(15,295)	(12,788)
Repayment of senior unsecured notes	(22,500)	(87,000)
Issuance of senior unsecured notes	445,471	87,000
Net proceeds from the issuance of common stock and exercise of options	39,788	32,611
Dividends paid on common and preferred stock	(185,866)	(182,373)
Distributions to minority interests	(11,128)	(9,947)

Net cash provided by (used in) financing activities	120,370	(227,697)

Net increase (decrease) in cash and cash equivalents	21,212	(6,399)
Cash and cash equivalents, beginning of period	16,962	16,829
Cash and cash equivalents, end of period	$38,174	$10,430

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

(2) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and notes thereto included in Health Care Property Investors, Inc. Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

Use of Estimates

Management is required to make estimates and assumptions in the preparation of financial statements in conformity with GAAP. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ.

Principles of Consolidation

The consolidated financial statements include the accounts of HCP, its wholly owned subsidiaries and its controlled, through voting rights or other means, joint ventures. All material intercompany transactions and balances have been eliminated in consolidation.

The Company adopted Interpretation No. 46R, Consolidation of Variable Interest Entities, as revised (“FIN 46R”), effective January 1, 2004 for variable interest entities created before February 1, 2003 and effective in fiscal year 2003 for variable interest entities created after January 31, 2003. FIN 46R provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and the determination of which business enterprise is the primary beneficiary of the VIE. A variable interest entity is broadly defined as an entity where either (i) the equity investors as a group, if any, do not have a controlling financial interest or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional financial support. The Company consolidates investments in VIEs when it is determined that the Company is the primary beneficiary of the VIE. The adoption of FIN 46R resulted in the consolidation of five joint ventures with aggregate assets of $18.5 million, effective January 1, 2004, that were previously accounted for under the equity method. The consolidation of these joint ventures did not have a significant effect on the Company’s consolidated financial statements or results of operations.

Investments in entities which the Company does not consolidate but has the ability to exercise significant influence over operating and financial policies are reported under the equity method. Generally, under the equity method of accounting, the Company’s share of the investee’s earnings or loss is included in the Company’s operating results.

Revenue Recognition

Rental income from tenants is recognized in accordance with GAAP, including Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). For leases with minimum scheduled rent increases, the Company recognizes income on a straight-line basis over the lease term when collectibility is reasonably assured. Recognizing rental income on a straight-line basis for leases results in recognized revenue exceeding amounts contractually due from tenants. Such cumulative excess amounts are included in other assets and were $15.8 million and $11.0 million, net of allowances, at September 30, 2005, and December 31, 2004, respectively. In the event the Company determines that collectibility of straight-line rents is not reasonably assured, the Company limits future recognition to amounts contractually owed, and, where appropriate, the Company establishes an allowance for estimated losses. Certain leases provide for additional rents based upon a percentage of the facility’s revenue in excess of specified base periods or other thresholds. Such revenue is deferred until the related thresholds are achieved.

The Company monitors the liquidity and creditworthiness of its tenants and borrowers on an ongoing basis. This evaluation considers industry and economic conditions, property performance, security deposits and guarantees, and other matters. The Company establishes provisions and maintains an allowance for estimated losses resulting from the possible inability of its tenants and borrowers to make payments sufficient to recover recognized assets. For straight-line rent amounts, the Company’s assessment is based on income recoverable over the term of the lease. At September 30, 2005 and December 31, 2004, respectively, the Company had an allowance of $20.2 million and $15.8 million, included in other assets, as a result of the Company’s determination that collectibility is not reasonably assured for certain straight-line rent amounts.

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

Certain activities the Company undertakes must be conducted by entities which elect to be treated as taxable REIT subsidiaries (“TRSs”). TRSs are subject to both federal and state income taxes. The Company’s income taxes for the nine months ended September 30, 2005 and 2004 was a benefit of $0.2 million and an expense of $1.4 million, respectively.

Discontinued Operations

Certain long lived assets are classified as discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Long-lived assets to be disposed of are reported at the lower of their carrying amount or their fair value less cost to sell. Further, depreciation of these assets ceases at the time the assets are classified as discontinued operations. Discontinued operations are defined in SFAS No. 144 as a component of an entity that has either been disposed of or is deemed to be held for sale if both the operations and cash flows of the component have been or will be eliminated from ongoing operations as a result of the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction.

The Company periodically sells assets based on market conditions and the exercise of purchase options by tenants. The operating results of properties meeting the criteria established in SFAS No. 144 are reported as discontinued operations in the Company’s Condensed Consolidated Statements of Income. Discontinued operations for the three and nine months ended September 30, 2005, include 12 and 20 properties with revenues of $0.6 and $2.8 million, respectively. The Company had 31 and 52 properties classified as discontinued operations for the three and nine months ended September 30, 2004, respectively, with revenue of $2.7 and $12.2 million, respectively. While SFAS No. 144 provides that the assets and liabilities of discontinued operations be presented separately in the balance sheet, such amounts are immaterial for the Company. Accordingly, such reclassification has not been made.

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

The following table reflects net income and earnings per share, adjusted as if the fair value based method had been applied to all outstanding stock awards in each period (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$45,041	$34,490	$131,546	$122,909
Add: Stock-based compensation expense included in reported net income	1,581	1,241	4,779	3,579
Deduct: Stock-based employee compensation expense determined under the fair value based method	(1,660)	(1,385)	(5,018)	(4,010)

Pro forma net income	$44,962	$34,346	$131,307	$122,478

Earnings per share:
Basic – as reported	$0.29	$0.22	$0.86	$0.81
Basic – pro forma	$0.29	$0.22	$0.86	$0.81
Diluted – as reported	$0.29	$0.22	$0.86	$0.80
Diluted – pro forma	$0.29	$0.22	$0.85	$0.80

Derivatives

The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 148 (“SFAS No. 133”), as of January 1, 2001.  SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires the recognition of all derivative instruments as assets or liabilities in the Company’s condensed consolidated balance sheets at fair value. Changes in the fair value of derivative instruments that are not designated as hedges or that do not meet the hedge accounting criteria of SFAS No. 133 are recognized in earnings. For derivatives designated as hedging instruments in qualifying cash flow hedges, the effective portion of changes in fair value of the derivatives is recognized in accumulated other comprehensive income (loss) whereas the ineffective portions are recognized in earnings.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to specific assets and liabilities in the balance sheet. The Company also assesses and documents, both at the hedging instrument’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows associated with the hedged items. When it is determined that a derivative ceases to be highly effective as a hedge, the Company discontinues hedge accounting prospectively.

Cash and Cash Equivalents

Cash and cash equivalents represent short term investments with original maturities of three months or less when purchased.

Reclassifications

Certain reclassifications have been made for comparative financial statement presentation.

New Accounting Pronouncements

SFAS No. 123R, Share-Based Payments, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, was issued in December 2004. Generally, the approach in SFAS 123R is similar to that in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123R must be adopted no later than January 1, 2006 for the Company. The Company believes the adoption of SFAS 123R will not have a significant impact on its consolidated financial statements since it previously adopted the fair value method prospectively under SFAS 123.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), which replaces Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principles. It requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The adoption of SFAS No. 154 is not expected to have a significant impact on the Company’s financial position or results of operations.

Emerging Issues Task Force Issue 04-5, Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights (“EITF 04-5”), was ratified by the FASB in June 2005. The issue is what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would otherwise consolidate the limited partnership in accordance with GAAP. The assessment of limited partners’ rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if (i) there is a change to the terms or in the exercisability of the rights of the limited partners, (ii) the sole general partner increases or decreases its ownership of limited partnership interests, or (iii) there is an increase or decrease in the number of outstanding limited partnership interests. This issue is effective no later than for fiscal years beginning after December 15, 2005 and as of June 29, 2005 for new or modified arrangements. The impact of adopting EITF 04-5 is not expected to have a significant impact on the Company’s financial position or results of operations.

(3) Revenue Concentration

Tenet Healthcare Corporation (NYSE: THC) and American Retirement Corporation (NYSE: ARC) accounted for 11% and 9%, respectively, of the Company’s revenue during the nine months ended September 30, 2005, and accounted for 13% and 7%, respectively, of the Company’s revenue during the nine months ended September 30, 2004. The carrying amount of the Company’s real estate assets leased to Tenet and ARC was $373.9 million and $345.8 million, respectively, at September 30, 2005.

These companies are publicly traded and are subject to the informational filing requirements of the Securities and Exchange Act of 1934, as amended. Accordingly, each is required to file periodic reports on Form 10-K and Form 10-Q with the Securities and Exchange Commission.

Certain operators of our properties are experiencing financial, legal and regulatory difficulties. The loss of a significant operator or a combination of smaller operators could have a material impact on our financial position or results of operations.

(4) Acquisitions and Dispositions

A summary of acquisitions through September 30, 2005, is as follows (in thousands):

Acquisitions (1)	Cash Paid	Debt Assumed	DownREIT Units (2)	Real Estate	Intangibles
Medical office buildings	$55,260	$36,460	$—	$88,215	$3,505
Assisted living facilities	295,520	52,060	19,431	361,852	5,159
	$350,780	$88,520	$19,431	$450,067	$8,664

(1)   Includes transaction costs, if any.

(2)   Non-managing member LLC units.

On April 20, 2005, the Company acquired five assisted living facilities for $58 million through a sale-leaseback transaction. These facilities have an initial lease term of 15 years, with two ten-year renewal options. The initial annual lease rate is approximately 9.0% with annual escalators based on the Consumer Price Index (“CPI”) that have a floor of 2.75%. These properties are included in a new master lease that includes 14 other properties currently leased to the operator.

On April 28, 2005, the Company acquired five medical office buildings for approximately $81 million including assumed debt valued at $29 million. The initial yield is 7.0% with two properties currently in lease-up. The yield following lease-up is expected to be 8.2%.

On July 1, 2005, the Company acquired an assisted living facility for approximately $16 million through a sale-leaseback transaction. The facility has an initial lease term of 15 years, with two ten-year renewal options.  The initial annual lease rate is approximately 8.75% with annual CPI-based escalators that have a floor of 2.75%.  The property has a planned 60-unit expansion.

On July 22, 2005, the Company acquired twelve independent and assisted living facilities for approximately $252 million, including assumed debt and DownREIT units valued at approximately $52 million and $19 million, respectively, through a sale-leaseback transaction.  These facilities have an initial lease term of 15 years, with three ten-year renewal options.  The initial annual lease rate is approximately 7.1% with annual CPI-based escalators that have a floor of 3%.

On August 31, 2005, the Company acquired five assisted living facilities for $41 million through a sale-leaseback transaction. These facilities have an initial lease term of 15 years, with two ten-year renewal options. The initial annual lease rate is approximately 8.5% with annual CPI-based escalators that have a floor of 2.75%.  These properties are included in a new master lease that includes 14 other properties currently leased to the operator.

During the nine months ended September 30, 2005, the Company sold 12 properties for approximately $46 million and recognized a gain of approximately $9 million. During the quarter ended September 30, 2005, the Company sold 4 properties for approximately $5 million and recognized a gain of approximately $0.3 million.

See Note 15 to the Condensed Consolidated Financial Statements for a discussion of acquisitions subsequent to September 30, 2005.

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

The Company uses the equity method of accounting for its investment in HCP MOP because it exercises significant influence through voting rights and its position as managing member. However, the Company does not consolidate HCP MOP since it does not control, through voting rights or other means, the joint venture, as GE has substantive participating decision-making rights and has the majority of the economic interest.

Summarized unaudited condensed financial information of HCP MOP follows:

Balance Sheets	September 30, 2005	December 31, 2004
	(In thousands)
Real estate, at cost	$471,672	$455,741
Less accumulated depreciation and amortization	23,171	13,950
Net real estate	448,501	441,791
Other assets, net	39,883	52,405
Total assets	$488,384	$494,196
Mortgage loans and notes payable	$320,891	$322,559
Other liabilities	21,115	22,220
GE’s capital	98,073	100,109
HCP’s capital	48,305	49,308
Total liabilities and members’ capital	$488,384	$494,196

	Three Months Ended September 30,		Nine Months Ended September 30,
	(in thousands)		(in thousands)
Statement of Operations	2005	2004	2005	2004
Rental and other income	$20,973	$19,684	$63,389	$60,049
Net income (loss)	$(1,540)	$(1,966)	$(1,655)	$3,461
HCP’s equity income (loss)	$(511)	$(608)	$(549)	$1,145
Fees earned by HCP	$775	$772	$2,326	$2,323
Distributions received by HCP	$1,560	$3,217	$4,942	$96,723

The Company has not guaranteed any indebtedness or other obligations of HCP MOP. Generally, the Company may only be required to provide additional funding to HCP MOP under limited circumstances as specified in the related agreements. At September 30, 2005, investments in and advances to unconsolidated joint ventures include outstanding advances to HCP MOP of $0.8 million.

In January 2004, HCP MOP completed $288 million of non-recourse mortgage financings, including $254 million at a weighted average fixed interest rate of 5.57% with the balance based on LIBOR plus 1.75%. The Company received $92 million of distributions from HCP MOP in connection with this financing during early 2004.

During the three month period ended June 30, 2005, HCP MOP revised its purchase price allocation related to its 2003 acquisition of certain properties acquired from MedCap Properties, LLC.  The revisions made by HCP MOP to the purchase price allocation attributed more value to below-market lease intangibles, other intangibles and real estate assets. Lease intangibles generally amortize over a shorter period of time relative to tangible real estate assets. The impact to net income for HCP MOP resulting from the purchase price allocation revisions was a charge of $1.4 million.

In late August and early September 2005, ten medical office buildings owned by HCP MOP, principally in Louisiana and the surrounding area, sustained varying degrees of damage due to hurricanes Katrina and Rita.  Due to the nature and extent of the overall damage to the area, the Company has not been able to completely inspect all damaged properties and finalize damage assessments.  Preliminary estimates indicate that four of the buildings have incurred substantial damage, and may be a total loss.  For the nine months ended September 30, 2005 and 2004, the four buildings generated revenues of $0.9 million, had an aggregate carrying value of $3.8 million, and were encumbered by mortgage debt of approximately $2.9 million. At September 30, 2005, the carrying value of these four buildings was written off and an equal amount was recorded as a receivable for the probable insurance proceeds up to the carrying value of each building.

At September 30, 2005, the remaining six buildings had resumed operations with repairs underway.  Revenues for the six facilities undergoing repair were $4.2 million and $4.5 million for the nine months ended September 30, 2005, and 2004, respectively.

Repair costs and other related expenses for damages caused by hurricanes Katrina and Rita during the three months ended September 30, 2005, were approximately $0.3 million.  The Company has property, business interruption and other related insurance coverage to mitigate the financial impact of these types of events, which are subject to various limits and deductible provisions based on the terms of the policies.  Any excess insurance recovery above the carrying value of the assets is expected to be recognized by HCP MOP as a gain at the time the claims settle with the insurance carrier.

Other Unconsolidated Joint Ventures

The Company owns minority interests in the following entities, which are accounted for on the equity method at September 30, 2005 (dollars in thousands):

Entity	Investment (1)	Ownership (2)
Arborwood Living Center, LLC	$303	45%
Edgewood Assisted Living Center, LLC	—	45%
Greenleaf Living Center, LLC	166	45%
Seminole Shores Living Center, LLC	—	50%
	$469

(1)   Represents the Company’s net equity investment in the identified unconsolidated joint venture.

(2)   The Company’s ownership interest and economic interest are substantially the same.

On June 30, 2005, the Company sold its minority interests in two joint ventures with American Retirement Corporation (“ARC”) for $6.2 million in exchange for a note collateralized by certain partnership interests of ARC.  The note bears interest at 9% per annum.  The gain on the sale was deferred and will be recognized under the installment method of accounting as the principal balance of the note is repaid.  These joint ventures were accounted for by the Company under the equity method prior to June 30, 2005.

Summarized unaudited condensed combined financial information for the other unconsolidated joint ventures follows:

Balance Sheets	September 30, 2005	December 31, 2004 (1)
	(In thousands)
Real estate, at cost	$20,071	$135,048
Less accumulated depreciation and amortization	5,398	17,491
Net real estate	14,673	117,557
Other assets, net	1,417	1,376
Total assets	$16,090	$118,933
Notes payable	$15,473	$15,361
Mortgage notes payable	—	15,862
Accounts payable	352	767
Entrance fee liabilities and deferred life estate obligations	—	75,746
Other partners’ capital (deficit)	(204)	6,855
HCP’s capital	469	4,342

Total liabilities and partners’ capital	$16,090	$118,933

(1)   Includes financial information related to two joint ventures with ARC that were sold on June 30, 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
	(in thousands)		(in thousands)
Statement of Operations	2005	2004	2005	2004
Rental and other income	$814	$2,372	$4,365	$11,420
Net income	$32	$466	$333	$3,116
HCP’s equity income (loss)	$(20)	$149	$317	$482
Distributions received	$—	$102	$359	$535

As of September 30, 2005, the Company has guaranteed approximately $7.2 million of a total of $15.5 million of notes payable for the joint ventures.

(6) Loans Receivable

Loans receivable consist of the following:

	September 30, 2005			December 31, 2004
	Secured	Unsecured	Total	Secured	Unsecured	Total
	(In thousands)
Joint venture partners	$—	$7,006	$7,006	$5,694	$779	$6,473
Other	138,402	6,730	145,132	135,006	7,340	142,346
Loan loss allowance	—	(2,264)	(2,264)	—	(2,427)	(2,427)

	$138,402	$11,472	$149,874	$140,700	$5,692	$146,392

(7) Bank Line of Credit, Senior Unsecured Notes and Mortgage Debt

Bank line of credit.  At September 30, 2005, borrowings under the Company’s $500 million three-year line of credit were $170.0 million with a weighted average interest rate of 4.50%. Borrowings under the bank line of credit accrue interest at 65 basis points over LIBOR with a 15 basis point facility fee. In addition, a negotiated rate option, whereby the lenders participating in the credit facility bid on the interest to be charged and which may result in a reduced interest rate, is available for up to 50% of borrowings. The credit facility also contains an “accordion” feature allowing borrowings to be increased by $100 million under certain conditions.

The credit agreement contains certain financial restrictions and requirements customary in transactions of this type. The more significant covenants, using terms defined in the agreement, limit (i) Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) Secured Debt to Consolidated Total Asset Value to 30% and (iii) Unsecured Debt to Consolidated Unencumbered Asset Value to 60%. The Company must also maintain (i) a Fixed Charge Coverage ratio, as defined, of 1.75 times and (ii) a formula-determined Minimum Tangible Net Worth. As of September 30, 2005, the Company was in compliance with each of these restrictions and requirements.

Senior unsecured notes.  At September 30, 2005, the Company had $1.5 billion in aggregate principal amount of senior unsecured notes outstanding. Interest rates on the notes ranged from 4.31% to 7.88% with a weighted average rate of 6.22% at September 30, 2005.

On April 27, 2005, the Company issued $250 million of 5 5/8% senior unsecured notes due 2017. The notes were priced at 99.585% of the principal amount with an effective yield of 5.673%.  The Company received proceeds of $247 million, which were used to repay outstanding indebtedness and for general corporate purposes.

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

On June 15, 2005, the Company repaid $10 million of maturing senior unsecured notes which accrued interest at a rate of 7.55%.  These notes were repaid with funds available under the Company’s bank line of credit.

On September 16, 2005, the Company issued $200 million of 4 7/8% senior unsecured notes due September 15, 2010.  The notes were priced at 99.567% of the principal amount with an effective yield of 4.974%. The Company received net proceeds of $198 million, which were used to repay outstanding indebtedness and for general corporate purposes.

During the three months ended September 30, 2005, the Company repaid $12.5 million of maturing senior unsecured notes which accrued interest at a rate of 7.69%.  These notes were repaid with funds available under the Company’s bank line of credit.

Mortgage debt.  At September 30, 2005, the Company had $213.7 million in mortgage debt secured by 34 healthcare facilities with a carrying amount of $397.7 million. Interest rates on the mortgage notes ranged from 2.75% to 9.32% with a weighted average rate of 6.53% at September 30, 2005.

The instruments encumbering the properties restrict title transfer of the respective properties subject to the terms of the mortgage, prohibit additional liens, require payment of real estate taxes, maintenance of the properties in good condition, maintenance of insurance on the properties and include a requirement to obtain lender consent to enter into material tenant leases.

(8) Shareholders’ Equity

Common Stock

During the nine months ended September 30, 2005 and 2004, the Company issued 674,000 and 638,000 shares of common stock under its Dividend Reinvestment and Stock Purchase Plan, respectively. The Company issued 1,424,000 and 1,104,000 shares upon exercise of stock options during the nine months ended September 30, 2005 and 2004, respectively.

On July 27, 2005, the Company announced that its Board declared a quarterly cash dividend of $0.42 per share of common stock. The common stock cash dividend was paid on August 19, 2005 to stockholders of record as of the close of business on August 8, 2005.

On October 26, 2005, the Company announced that its Board declared a quarterly cash dividend of $0.42 per share of common stock. The common stock cash dividend will be paid on November 18, 2005 to stockholders of record as of the close of business on November 7, 2005.

Preferred Stock

On July 27, 2005, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.45313 per share on its Series E cumulative redeemable preferred stock and $0.44375 per share on its Series F cumulative redeemable preferred stock.  These dividends were paid on September 30, 2005 to stockholders of record as of the close of business on September 15, 2005.

On October 26, 2005, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.45313 per share on its Series E cumulative redeemable preferred stock and $0.44375 per share on its Series F cumulative redeemable preferred stock.  These dividends will be paid on December 30, 2005 to stockholders of record as of the close of business on December 15, 2005.

Comprehensive Income and Other Equity

	September 30, 2005	December 31, 2004
	(In thousands)
Unamortized balance of deferred compensation	$9,194	$8,786
Accumulated other comprehensive loss	1,859	2,168

Total other equity	$11,053	$10,954

Other comprehensive loss is a reduction of net income in calculating comprehensive income. Comprehensive income for the nine months ended September 30, 2005, and 2004 was $131.9 million and $123.2 million, respectively.

(9) Rental Revenues

Rental and other property income consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Medical office buildings	$31,841	$23,994	$92,927	$68,445
Other properties	85,276	74,116	239,343	207,210
	$117,117	$98,110	$332,270	$275,655

Included in rental revenues are tenant expense reimbursements of $5.0 million and $15.4 million for the three and nine months ended September 30, 2005, respectively. Amounts for the three and nine months ended September 30, 2004, have been reclassified to conform to the current period presentation.

(10) Earnings Per Share of Common Stock

The Company computes earnings per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per common share is computed by dividing net income applicable to common shares by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is calculated including the effect of dilutive securities. Approximately 0.9 million and 1.0 million options to purchase shares of common stock that had an exercise price in excess of the average market price of the common stock during the three months ended September 30, 2005 and 2004, respectively, were not included because they are anti-dilutive. Additionally, 5.7 million shares issuable upon conversion of 3.2 million DownREIT units during the three months ended September 30, 2005, and 5.1 million shares issuable upon the conversion of 2.6 million non-managing member units during the three months ended September 30, 2004, were not included because they are anti-dilutive.

	Three Months Ended September 30,
	2005			2004
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands, except per share amounts)
Basic earnings per common share:
Net income applicable to common shares	$39,759	135,225	$0.29	$29,208	132,182	$0.22
Dilutive options and unvested restricted stock	—	910	—	—	1,402	—
Diluted earnings per common share	$39,759	136,135	$0.29	$29,208	133,584	$0.22

	Nine Months Ended September 30,
	2005			2004
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands, except per share amounts)
Basic earnings per common share:
Net income applicable to common shares	$115,698	134,385	$0.86	$107,062	131,525	$0.81
Dilutive options and unvested restricted stock	—	906	—	—	1,522	(0.01)
Diluted earnings per common share	$115,698	135,291	$0.86	$107,062	133,047	$0.80

(11) Supplemental Cash Flow

Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2005	2004
	(In thousands)
Interest paid, net of capitalized interest and other	$68,383	$59,911
Taxes paid	106	456
Capitalized interest	482	881
Loans received upon sale of unconsolidated joint venture investments	6,228	—
Loans receivable settled through real estate acquisitions	—	94,768
Mortgages assumed with real estate purchases	88,520	81,386
Mortgages included with real estate dispositions	—	31,397
Non-managing member units issued in connection with acquisition	19,431	—
Restricted stock issued, net of cancellations	2,750	1,993
Conversion of non-managing member units into common stock	385	2,766

(12) Derivative Financial Instruments

In July 2005, the Company entered into three interest-rate swap contracts that are designated as hedging the variability in expected cash flows for variable rate debt assumed in connection with the acquisition of a portfolio of real estate assets in July 2005.  The cash flow hedges have a notional amount of $45.6 million and expire in July 2020.  The fair value of these contracts at September 30, 2005, was $0.3 million and is included in other assets. For the three months ended September 30, 2005, the Company recognized increased interest expense of $0.2 million attributable to the contracts. The Company determined that these swap agreements were highly effective in offsetting future variable-interest cash flows related to the assumed mortgages.  The effective portion of gains and losses on these contracts are recognized in accumulated other comprehensive income (loss) whereas the ineffective portions are recognized in earnings.  During the three months ended September 30, 2005, the ineffective portion of these hedges was not significant.

(13) Commitments and Contingencies

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

On September 26, 2005, the Company filed a lawsuit in Superior Court of California, County of San Diego entitled Health Care Property Investor, Inc. v. Fenton Partners, Fenton & Grust, LLC and SRG Holdco, LP.  The Company holds an option to acquire certain limited partnership units in SRG Holdco, LP.  In the lawsuit the Company alleges that defendants undertook certain actions and activities that had the effect of devaluing the units for which the Company has an option.  It is uncertain whether the Company will recover any or all of the amounts it believes it is entitled to.

One of the Company’s hospitals, located in Tarzana, California, is affected by State of California Senate Bill 1953 (SB 1953), which requires certain seismic safety building standards for acute care hospital facilities. This hospital is operated by Tenet under a lease expiring in February 2009. The Company and Tenet are currently reviewing the SB 1953 compliance of this hospital, multiple plans of action to cause such compliance, the estimated time for completing the same, and the cost of performing necessary remediation of the property. The Company cannot currently estimate the remediation costs that will need to be incurred prior to 2013 in order to make the facility SB 1953-compliant through 2030, and the final allocation of such remediation costs between the Company and Tenet. Rent on the hospital for the nine months ended September 30, 2005 was $7.9 million and for years ended December 31, 2004 and 2003, was $10.6 million and $10.8 million, respectively.  The carrying amount of the hospital was $76.7 million at September 30, 2005.

Certain residents of two of the Company’s Continuing Care Retirement Communities (“CCRCs”) have entered into a master trust agreement with the operator of the facilities whereby amounts paid upfront by such residents were deposited into a trust account. These funds were then made available to the CCRC operator in the form of a non-interest bearing loan to provide permanent financing for the related communities. The operator of the CCRC is the borrower under these arrangements; however, two of the Company’s properties are collateral under the master trust agreements. As of September 30, 2005, the remaining obligation under the master trust agreements for these two properties is $11.0 million. The Company’s property will be released as collateral as the master trust liabilities are extinguished.

See Note 14 to the Condensed Consolidated Financial Statements for a discussion of the sale of the Company’s Securities in SCCI Healthcare Services Corporation and related indemnities.

(14) Related Party Transactions

Pursuant to the original purchase agreement dated October 2, 2003, the Company paid $9.8 million during the nine months ended September 30, 2005, in additional purchase consideration in the form of an earn-out to the former members of MedCap Properties, LLC related to the Company’s 2003 acquisition of four MOBs that were under development at the time of acquisition. The amounts paid included $3.7 million paid to former members who are now senior officers of the Company.  At the time that the original purchase agreement was entered into, the former members were not officers of the Company.

On July 28, 2005, in connection with the acquisition of SCCI Healthcare Services Corporation (“SCCI”) by Triumph Healthcare Holdings, Inc. (“Buyer”), the Company sold its securities in SCCI, with a carrying value of zero, and received proceeds of $2.9 million. Pursuant to certain indemnities specified in the related Stock Purchase Agreement (“SPA”), the Company could be required to return or pay to the Buyer a portion of the proceeds received from the sale of its shares in certain circumstances. Specifically, the SPA provides that each seller under the SPA, severally but not jointly, indemnifies Buyer for damages relating to certain legal proceedings, which are defined in the SPA.  The SPA generally imposes an aggregate cap on the liability of the sellers for indemnities under the SPA in the amount of $17.5 million, which sum was deposited into escrow at the closing of the sale as a holdback. The Company accounted for the transfer of this financial asset as a sale and recognized a gain of approximately $2.8 million based on the proceeds received less the estimated fair value of the indemnities.  The gain from the sale of these securities is included in interest and other income in the Company’s results of operations for the three and nine months ended September 30, 2005.  Mr. Sullivan, a director of the Company, is a director of SCCI.

(15) Subsequent Events

On October 19, 2005, the Company acquired seven medical office buildings for approximately $52 million, including assumed debt and DownREIT units valued at $25 million and $11 million, respectively.  The medical office buildings include approximately 351,000 rentable square feet and have an initial yield of approximately 8.2%.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Language Regarding Forward-looking Statements

Statements in this Quarterly Report that are not historical factual statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The statements include, among other things, statements regarding the intent, belief or expectations of Health Care Property Investors, Inc. and its officers and can be identified by the use of terminology such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “should” and other comparable terms or the negative thereof. In addition, we, through our senior management, from time to time make forward-looking oral and written public statements concerning our expected future operations and other developments. Readers are cautioned that, while forward-looking statements reflect our good faith belief and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties. Actual results may differ materially from the expectations contained in the forward-looking statements as a result of various factors. In addition to the factors set forth under “Risk Factors” in the Company’s Annual Report, readers should consider the following:

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

Executive Summary

We are a real estate investment trust (“REIT”) that invests in healthcare related properties located throughout the United States. We develop, acquire and manage healthcare real estate, and provide mortgage financing to healthcare providers. We invest directly, often structuring sale-leaseback transactions, and through joint ventures. At September 30, 2005, our real estate portfolio, including properties held through joint ventures and mortgage loans, consisted of interests in 542 facilities located in 42 states.

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

Access to external capital on favorable terms is critical to the success of our strategy. We attempt to match the long-term duration of our leases with long-term fixed rate financing. At September 30, 2005, 11% of our consolidated debt was at variable interest rates or fixed through interest rate swaps. We intend to maintain an investment grade rating on our fixed income securities and manage various capital ratios and amounts within appropriate parameters. Our senior debt is rated BBB+ by both Standard & Poor’s and Fitch Ratings and Baa2 by Moody’s Investors Service.

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

2005 Overview

Real Estate Transactions

Year-to-date through October 31, 2005, we have acquired interests in properties and made secured loans aggregating $556 million, including the following:

•       On October 19, 2005, we acquired seven medical office buildings for approximately $52 million, including assumed debt and non-managing member LLC units (“DownREIT units”) valued at $25 million and $11 million, respectively.  The medical office buildings include approximately 351,000 rentable square feet and have an initial yield of approximately 8.2%.

•       On August 31, 2005, we acquired five assisted living facilities for $41 million through a sale-leaseback transaction. These facilities have an initial lease term of 15 years, with two ten-year renewal options. The initial annual lease rate is approximately 8.5% with annual escalators based on the Consumer Price Index (“CPI”) that have a floor of 2.75%.  These properties are included in a new master lease along with 14 other properties currently leased to the operator.

•       On July 22, 2005, we acquired twelve independent and assisted living facilities for approximately $252 million, including assumed debt and DownREIT units valued at approximately $52 million and $19 million, respectively, through a sale-leaseback transaction.  These facilities have an initial lease term of 15 years, with three ten-year renewal options.  The initial annual lease rate is approximately 7.1% with annual CPI-based escalators that have a floor of 3%.

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

•       On April 20, 2005, we acquired five assisted living facilities for $58 million through a sale-leaseback transaction. These facilities have an initial lease term of 15 years, with two ten-year renewal options. The initial annual lease rate is approximately 9.0% with annual CPI-based escalators that have a floor of 2.75%. These properties are included in a new master lease that includes 14 other properties currently leased to the operator.

Year-to-date through October 31, 2005, we sold interests in 14 properties for approximately $53 million and recognized gains of approximately $9 million. During the quarter ended September 30, 2005, we sold interests in four properties for approximately $5 million and recognized a gain of approximately $0.3 million.

On July 28, 2005, in connection with the acquisition of an operator by a third party healthcare services company, the Company sold its securities in the operator and recognized a gain of approximately $2.8 million.

Capital Market Transactions

On September 16, 2005, we issued $200 million of 4 7/8% senior unsecured notes due September 15, 2010.  The notes were priced at 99.567% of the principal amount with an effective yield of 4.974%. We received net proceeds of $198 million, which were used to repay outstanding indebtedness and for general corporate purposes.

On April 27, 2005, we issued $250 million of 5 5/8% senior unsecured notes due 2017. The notes were priced at 99.585% of the principal amount with an effective yield of 5.673%.  We received proceeds of $247 million, which were used to repay outstanding indebtedness and for general corporate purposes.

Other Events

On October 26, 2005, we announced that our Board declared a quarterly cash dividend of $0.42 per share of common stock. The common stock cash dividend will be paid on November 18, 2005 to stockholders of record as of the close of business on November 7, 2005.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on our experience and on various other assumptions believed to be reasonable under the circumstances. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. The critical accounting policies used in the preparation of our financial statements are described in our 2004 Annual Report on Form 10-K.

Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Rental revenues.  Medical office building rental income increased 33% to $31.8 million for the three months ended September 30, 2005. The increase is primarily related to significant MOB acquisitions in December 2004 and April 2005 and development properties placed in service in mid-2004. Other property rental income increased 15% to $85.3 million primarily due to acquisitions completed in 2004 and 2005.

Equity income (loss).  Equity losses of $0.5 million are primarily due to our investment in HCP MOP, for which we recorded equity losses of $0.5 million and $0.6 million for the three months ended September 30, 2005 and 2004, respectively.  See Note 5 to the Condensed Consolidated Financial Statements for additional information on HCP MOP.

Interest and other income.  Interest and other income decreased 32% to $7.8 million for the three months ended September 30, 2005. The change reflects the effects of a reduced level of loans receivable following an $83 million repayment from ARC and a $17 million repayment from Emeritus during the third quarter of 2004. During the three months ended September 30, 2005 and 2004, we also recognized management and other fees from HCP MOP of $0.8 million in each period.  During the three months ended September 30, 2005, we recognized a $2.8 million gain from the sale of an investment that had a carrying amount of zero. See Note 14 to the Condensed Consolidated Financial Statements for a discussion of the sale of our Securities in SCCI Healthcare Services Corporation.

Interest expense.  Interest expense increased 22% to $28.3 million for the three months ended September 30, 2005. The increase was due to the issuance of $450 million of senior unsecured notes and the assumption of $89 million of mortgages in connection with the acquisitions of real estate properties during the nine months ended September 30, 2005, and increases in average borrowing levels and a higher interest rate on our bank line of credit.

Operating costs and expenses.  Operating costs increased 23% to $13.4 million for the three months ended September 30, 2005. Operating costs are predominantly related to MOB properties that are leased under gross or modified gross lease agreements where we share certain costs with tenants. Additionally, we contract with third party property managers on most of our MOB properties. Accordingly, the number of properties in our MOB portfolio directly impacts operating costs. The increase was primarily attributable to significant MOB acquisitions in December 2004 and April 2005.

The presentation of expenses between general and administrative and operating expenses is based on the underlying nature of the costs.  Periodically, we review the classification of expenses between categories and make revisions based on changes in the underlying nature of the expense.

General and administrative expenses.  General and administrative expenses decreased 23% to $7.3 million for the three months ended September 30, 2005. The decrease was due to higher costs in 2004 primarily resulting from income tax on income from certain assets held in a taxable REIT subsidiary, the implementation of a new information system and considerable resources that were expended towards compliance with certain regulatory requirements, principally Section 404 of the Sarbanes-Oxley Act of 2002.

Depreciation and amortization.  Real estate depreciation and amortization increased 23% to $27.6 million for the three months ended September 30, 2005, primarily due to development properties placed in service and acquisitions aggregating approximately $459 million for the nine months ended September 30, 2005 and $538 million during 2004.

Discontinued operations.  Income from discontinued operations for the three months ended September 30, 2005 was $0.6 million compared to a loss of $4.5 million for the comparable period in the prior year.  The change is due to recognizing a net gain on real estate dispositions of $0.3 million for the three months ended September 30, 2005, while we recognized a net loss on real estate dispositions and impairments of $6.0 million for the three months ended September 30, 2004.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Rental revenues.  Medical office building rental income increased 36% to $92.9 million for the nine months ended September 30, 2005. The increase is primarily related to significant MOB acquisitions in December 2004 and April 2005 and development properties placed in service in mid-2004. Other property rental income increased 16% to $239.3 million, primarily due to acquisitions completed in 2004 and 2005.

Equity income (loss).  Equity income decreased to a loss of $0.2 million primarily due to our investment in HCP MOP, for which we recorded equity losses of $0.5 million and equity income of $1.1 million for the nine months ended September 30, 2005 and 2004, respectively.  During the nine months ended September 30, 2005 and 2004, HCP MOP revised its purchase price allocation and attributed more of the purchase price of the properties acquired from MedCap Properties, LLC to below-market lease intangibles, other intangibles and real estate assets. Lease intangibles generally amortize over a shorter period of time relative to tangible real estate assets. The decrease in the equity income from our investment in HCP MOP was primarily due to the revisions to the purchase price allocations referred to above. See Note 5 to the Condensed Consolidated Financial Statements for additional information on HCP MOP.

Interest and other income.  Interest and other income decreased 37% to $19.0 million for the nine months ended September 30, 2005. The change reflects a reduced level of loans receivable following an $83 million repayment from ARC and a $17 million repayment from Emeritus during the third quarter of 2004. During the nine months ended September 30, 2005 and 2004, we also recognized management and other fees from HCP MOP of $2.3 million in each period.  During the nine months ended September 30, 2005, we recognized a $2.8 million gain from the sale of an investment that had a carrying amount of zero. See Note 14 to the Condensed Consolidated Financial Statements for a discussion of the sale of our Securities in SCCI Healthcare Services Corporation.

Interest expense.  Interest expense increased 20% to $76.9 million for the nine months ended September 30, 2005. The increase was due to the issuance of $450 million of senior unsecured notes, the assumption of $89 million of mortgages in connection with the acquisitions of real estate properties, and increases in average borrowing levels and a higher interest rate on our bank line of credit during the nine months ended September 30, 2005.

Operating costs and expenses.  Operating costs increased 40% to $42.1 million for the nine months ended September 30, 2005.  Operating costs are predominantly related to MOB properties that are leased under gross or modified gross lease agreements where we share certain costs with tenants. Additionally, we contract with third party property managers on most of our MOB properties.  Accordingly, the number of properties in our MOB portfolio directly impacts operating costs. The increase was primarily attributable to significant MOB acquisitions in December 2004 and April 2005 and four development properties placed in service in mid-2004.

The presentation of expenses between general and administrative and operating expenses is based on the underlying nature of the expense.  Periodically, we review the classification of expenses between categories and makes revisions based on changes in the underlying nature of the expense.

General and administrative expenses.  General and administrative expenses decreased 6% to $23.4 million for the nine months ended September 30, 2005. The decrease was due to higher costs in 2004 primarily resulting from income tax expense on income from certain assets held in a taxable REIT subsidiary, the implementation of a new information system and considerable resources that were expended towards compliance with certain regulatory requirements, principally Section 404 of the Sarbanes-Oxley Act of 2002.

Depreciation and amortization.  Real estate depreciation and amortization increased 26% to $78.6 million for the nine months ended September 30, 2005, primarily due to acquisitions aggregating approximately $459 million for the nine months ended September 30, 2005 and $538 million during 2004 and development properties placed in service in 2004.

Discontinued operations.  Income from discontinued operations for the nine months ended September 30, 2005 was $11.1 million compared to $7.6 million for the comparable period in the prior year. The change is due to recognizing a net gain on real estate dispositions of $9.2 million for the nine months ended September 30, 2005 compared to $0.8 million for the comparable period in the prior year, partially offset by a decline in operating income from discontinued operations of $4.8 million to $2.0 million for the nine months ended September 30, 2005.  Discontinued operations include impairment charges of zero and $15.3 million for the nine months ended September 30, 2005 and 2004, respectively.

Liquidity and Capital Resources

Our principal liquidity needs are to (i) fund normal operating expenses, (ii) meet debt service requirements, (iii) fund capital expenditures, including tenant improvements and leasing costs, (iv) fund acquisition and development activities and (v) make minimum distributions required to maintain our REIT qualification under the Internal Revenue Code.

We believe these needs will be satisfied from cash flows provided by operations and provided by financing activities. We intend to repay maturing debt with proceeds from future debt and/or equity offerings and anticipate making future investments dependent on the availability of cost-effective sources of capital. We use the public debt and equity markets as our principal source of financing. As of September 30, 2005, our senior debt is rated BBB+ by both Standard & Poor’s Ratings Group and Fitch Ratings and Baa2 by Moody’s Investors Service.

Net cash provided by operating activities was $223.9 million and $200.7 million for the nine months ended September 30, 2005 and 2004, respectively. Cash flow from operations reflects increased revenues, offset by higher costs and expenses, and changes in receivables, payables, accruals, and deferred revenue. Our cash flows from operations are dependent upon the occupancy level of multi-tenant buildings, rental rates on leases, our tenants’ performance on their lease obligations, the level of operating expenses and other factors.

Net cash used by investing activities was $323.1 million during the nine months ended September 30, 2005 and principally reflects $376.7 million to acquire and develop real estate, net of $46.3 million in proceeds from the sale of real estate properties. During the nine months ended September 30, 2005 and 2004, we invested $4.5 million and $3.0 million, respectively, to fund lease commissions and tenant and capital improvements.

Net cash provided by financing activities was $120.4 million during the nine months ended September 30, 2005 and includes (i) payment of common and preferred dividends aggregating $185.9 million and (ii) net repayments on our bank line of credit of $130.1 million. These uses were offset by proceeds of $445.5 million from the issuance of senior unsecured notes and $39.8 million from common stock issuances. In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income to our shareholders. Accordingly, we intend to continue to make regular quarterly distributions to holders of our common and preferred stock.

At September 30, 2005, we held approximately $16.1 million in deposits and $45.4 million in irrevocable letters of credit from commercial banks securing tenants’ lease obligations and borrowers’ loan obligations. We may draw upon the letters of credit or depository accounts if there are defaults under the related leases or loans. Amounts available under letters of credit could change based upon facility operating conditions and other factors and such changes may be material.

Debt

Bank line of credit.  At September 30, 2005, borrowings under our $500 million three-year bank line of credit were $170.0 million with a weighted average interest rate of 4.50%. Borrowings under the bank line of credit accrue interest at 65 basis points over LIBOR with a 15 basis point facility fee. In addition, a negotiated rate option, whereby the lenders participating in the credit facility bid on the interest to be charged and which may result in a reduced interest rate, is available for up to 50% of borrowings. The credit facility also contains an “accordion” feature allowing borrowings to be increased by $100 million in certain conditions.

The credit agreement contains certain financial restrictions and requirements customary in transactions of this type. The more significant covenants, using terms defined in the agreement, limit (i) Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) Secured Debt to Consolidated Total Asset Value to 30% and (iii) Unsecured Debt to Consolidated Unencumbered Asset Value to 60%. We must also maintain (i) a Fixed Charge Coverage ratio, as defined, of 1.75 times and (ii) a formula-determined Minimum Tangible Net Worth. As of September 30, 2005, we were in compliance with each of these restrictions and requirements.

Senior unsecured notes.  At September 30, 2005, we had $1.5 billion in aggregate principal amount of senior unsecured notes outstanding. Interest rates on the notes ranged from 4.31% to 7.88% with a weighted average rate of 6.22% at September 30, 2005.

On April 27, 2005, we issued $250 million of 5 5/8% senior unsecured notes due 2017. The notes were priced at 99.585% of the principal amount with an effective yield of 5.673%.  We received proceeds of $247 million, which were used to repay outstanding indebtedness and for general corporate purposes.

Senior unsecured notes at December 31, 2004, included $200 million principal amount of Mandatory Par Put Remarketed Securities (“MOPPRS”), due June 8, 2015. The MOPPRS contained an option (the “MOPPRS Option”) exercisable by the Remarketing Dealer, an investment bank affiliate, which derived its value from the yield on ten-year U.S. Treasury rates relative to a fixed strike rate of 5.565%. Generally, the value of the option to the Remarketing Dealer increased as ten-year Treasury rates declined and the option’s value to the Remarketing Dealer decreased as ten-year Treasury rates increased.

On June 3, 2005, the Remarketing Dealer exercised its option to redeem our $200 million principal amount of 6.875% MOPPRS.  The Remarketing Dealer redeemed the securities from the holders at par plus accrued interest, and reissued ten-year senior notes with a coupon of 7.072%.  The reissued notes are at an effective interest rate which is higher than what would otherwise have been available if we had issued new ten-year notes at par value.

On June 15, 2005, we repaid $10 million of maturing senior unsecured notes which accrued interest at a rate of 7.55%.  These notes were repaid with funds available under our bank line of credit.

On September 16, 2005, we issued $200 million of 4 7/8% senior unsecured notes due September 15, 2010.  The notes were priced at 99.567% of the principal amount with an effective yield of 4.974%. We received net proceeds of $198 million, which were used to repay outstanding indebtedness and for other general corporate purposes.

During the three months ended September 30, 2005, we repaid $12.5 million of maturing senior unsecured notes which accrued interest at a rate of 7.69%.  These notes were repaid with funds available under our bank line of credit.

Mortgage debt.  At September 30, 2005, we had $213.7 million in mortgage debt secured by 34 healthcare facilities with a carrying amount of $397.7 million. Interest rates on the mortgage notes ranged from 2.75% to 9.32% with a weighted average rate of 6.53% at September 30, 2005.

The instruments encumbering the properties restrict title transfer of the respective properties subject to the terms of the mortgage, prohibit additional liens, require payment of real estate taxes, maintenance of the properties in good condition, maintenance of insurance on the properties and include a requirement to obtain lender consent to enter into material tenant leases.

Debt Maturities

The following table summarizes our stated debt maturities and scheduled principal repayments at September 30, 2005 (in thousands):

Year	Amount
2005 (three months)	$9,980
2006	140,053
2007	315,454
2008	8,651
2009	6,178
Thereafter	1,376,867
$1,857,183

Equity

At September 30, 2005, we had outstanding 4,000,000 shares of 7.25% Series E cumulative redeemable preferred stock, 7,820,000 shares of 7.10% Series F cumulative redeemable preferred stock, and 135.9 million shares of common stock.

During the nine months ended September 30, 2005, we issued approximately 674,000 shares of our common stock under our Dividend Reinvestment and Stock Purchase Plan at an average price per share of $25.76 for an aggregate amount of $17.4 million. We also received $22.6 million in proceeds from stock option exercises. At September 30, 2005, stockholders’ equity totaled $1.4 billion and our equity securities had a market value of $4.1 billion.

As of September 30, 2005, there were a total of 3.2 million DownREIT units outstanding in five limited liability companies in which we are the managing member (i) HCPI/Tennessee, LLC; (ii) HCPI/Utah, LLC; (iii) HCPI/Utah II, LLC; (iv) HCPI/Indiana, LLC; and (v) HCP DR California, LLC. The DownREIT units are exchangeable for an amount of cash approximating the then-current market value of shares of our common stock or, at our option, shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications).

As of September 30, 2005, we had $1.06 billion available for future issuances of debt and equity securities under a shelf registration statement filed with the Securities and Exchange Commission. These securities may be issued from time to time in the future based on our needs and the then-existing market conditions.

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

Contractual Obligations

The following schedule summarizes our material contractual payment obligations and commitments at September 30, 2005 (in thousands):

	Less than One Year	2006-2007	2008-2009	More than Five Years	Total

Senior unsecured notes and mortgage debt	$9,980	$285,507	$14,829	$1,376,867	$1,687,183
Bank line of credit	—	170,000	—	—	170,000
Ground and other operating leases	259	2,139	2,227	95,725	100,350
Acquisition and construction commitments	20,748	—	—	—	20,748
Interest expense	26,300	154,487	140,266	304,870	625,923

Total	$57,287	$612,133	$157,322	$1,777,462	$2,604,204

Inflation

Our leases often provide for either fixed increases in base rents or indexed escalators, based on the Consumer Price Index or other measures, and/or additional rent based on increases in our tenants’ operating revenues. Substantially all of our MOB leases require the tenant to pay a share of property operating costs such as real estate taxes, insurance, utilities, etc. We believe that inflationary increases in expenses will be offset, in part, by the tenant expense reimbursements and contractual rent increases described above.

New Accounting Pronouncements

See Note 2 to the Condensed Consolidated Financial Statements for the impact of new accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2005, we are exposed to market risks related to fluctuations in interest rates on $57.3 million of variable rate mortgage notes payable, $170.0 million of variable rate bank debt and $25.0 million of variable rate senior unsecured notes.  Of the $57.3 million outstanding of variable rate mortgage notes payable, $45.6 million have been hedged through interest rate swap contracts.  We do not have any, and do not plan to enter into, derivative financial instruments for trading or speculative purposes.  Of our consolidated debt of $1.9 billion at September 30, 2005, excluding the $45.6 million of variable rate debt where the rates have been hedged to fixed rate, approximately 11% is at variable interest rates.

Fluctuation in the interest rate environment will not affect our future earnings and cash flows on our fixed rate debt until that debt must be replaced or refinanced. However, interest rate changes will affect the fair value of our fixed rate instruments and our hedge contracts. Conversely, changes in interest rates on variable rate debt would change our future earnings and cash flows, but not affect the fair value of those instruments. Assuming a one percentage point increase in the interest rate related to the variable-rate debt and related swap contracts, and assuming no change in the outstanding balance as of September 30, 2005, interest expense for 2005 would increase by approximately $2.1 million, or $0.02 per common share on a diluted basis.

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

As required by Rule 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005. Based on the foregoing, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 5. Other Information

(a)

Employment Agreement.  The Company has entered into an Employment Agreement, dated as of October 26, 2005 (the “Employment Agreement”), with James F. Flaherty III, the Company’s Chief Executive Officer and President and a current director of the Company.  The Employment Agreement is for a three-year term, with automatic one-year extensions each year unless terminated by either party, and provides for Mr. Flaherty’s service to the Company during that term as its Chief Executive Officer and President.  A copy of the Employment Agreement is attached hereto as Exhibit 10.13 and incorporated herein by reference.

The Employment Agreement provides, among other things, that Mr. Flaherty will be entitled to:

•      Base salary at an annualized rate of $575,000 per annum and an annual bonus opportunity.  Mr. Flaherty’s target bonus each year will be 200% of his annualized base salary for that year.  The Compensation Committee of the Company’s Board of Directors will determine Mr. Flaherty’s actual bonus amount each year.

•      The Restricted Stock Unit grant described below.

•      Participation in the Company’s usual benefit programs for senior executives, term life insurance provided by the Company in the aggregate amount of $2,000,000 payable to Mr. Flaherty’s beneficiaries, five weeks’ vacation each year (increasing to six weeks per year upon Mr. Flaherty’s completing 15 years of service with the Company), reimbursement of business expenses, reimbursement of Mr. Flaherty’s costs and expenses in entering into the Employment Agreement and the other agreements described below, and a “gross-up” payment in the event of a change in control of the Company to cover, on an after-tax basis, any excise taxes payable by Mr. Flaherty under Section 4999 of the Internal Revenue Code of 1986, as amended, with respect to his benefits.

•      In the event Mr. Flaherty’s employment is terminated during the employment term either by the Company pursuant to a “Termination Other Than For Cause” or by Mr. Flaherty pursuant to a “Termination For Good Reason” (as those terms are defined in the Employment Agreement), severance pay that includes (1) a lump sum cash payment equal to two times the sum of (a) Mr. Flaherty’s base salary (at the greater of the highest annualized rate in effect in the year preceding the termination date or the year in which the termination date occurs), plus (b) the greater of Mr. Flaherty’s target bonus for the year in which the termination occurs or the highest annual bonus he received in any of the preceding three years; (2) a pro-rata portion of Mr. Flaherty’s prorated bonus for the year of the termination; and (3) continued medical and dental benefits for Mr. Flaherty and his family members and continued payment by the Company of the premiums for Mr. Flaherty’s term life insurance for two years after the termination.  In addition, Mr. Flaherty’s equity-based awards will also generally become fully vested, to the extent then outstanding and not otherwise vested, in connection with such a termination of employment, and any stock options granted on or after the date of the Employment Agreement that are so accelerated will remain exercisable until the later of three years after the date Mr. Flaherty’s employment terminates or the date specified in the applicable plan or award agreement (but in no event later than the expiration date of the option).

•      In the event Mr. Flaherty’s employment is terminated during the employment term pursuant to a “Termination Upon a Change in Control” (as defined in the Employment Agreement), severance pay as described above except that the severance multiplier to determine the amount of Mr. Flaherty’s lump sum cash payment will be three, and the period of continued medical and dental benefits for Mr. Flaherty and his family and continued payment of Mr. Flaherty’s term life insurance premiums will be three years.  In addition, Mr. Flaherty will become fully vested in his accrued benefits under the Company’s retirement arrangements (or be entitled to a cash payment equal to the value of such accelerated vesting) and will be entitled to payment of an amount equal to the present value of the matching contributions the Company would have made to Mr. Flaherty’s account under the Company’s 401(k) plan had Mr. Flaherty remained employed by the Company for the three years after the date his employment terminated and made the maximum elected deferral contributions permitted under the 401(k) plan.

•      In the event Mr. Flaherty’s employment is terminated during the employment term due to his death or “Disability” (as defined in the Employment Agreement), a pro-rata portion of his target bonus for the year of the termination, the accelerated vesting of equity-based awards and post-termination exercise period for options described above and continued medical and dental benefits from Mr. Flaherty and his family members for one year after termination.

Restricted Stock Unit Agreement.  The Company has also entered into a Restricted Stock Unit Agreement, dated as of October 26, 2005 (the “Stock Unit Agreement”), with James F. Flaherty III.  The Stock Unit Agreement is attached hereto as Exhibit 10.29 and incorporated herein by reference.  The Restricted Stock Unit Agreement evidences the grant by the Company to Mr. Flaherty of 58,500 “Restricted Stock Units.”  The Restricted Stock Units that become vested will be paid, on a one-for-one basis, in shares of the Company’s common stock.  Subject to Mr. Flaherty’s continued employment with the Company, the Restricted Stock Units will generally vest at a rate of 20% per year over the five-year period following the date of grant, but the Restricted Stock Units may vest on an accelerated basis if Mr. Flaherty’s employment terminates under certain circumstances.  The Restricted Stock Units will generally be paid as they become vested although Mr. Flaherty may elect to have the units paid on a deferred basis.

Indemnification Agreements.  On October 31, 2005, the Company entered into an indemnification agreement with each of the directors (Richard M. Rosenberg, Robert R. Fanning, Jr., David B. Henry, Michael D. McKee, Harold M. Messmer, Jr., Mary Cirillo, Peter L. Rhein, Kenneth B. Roath and Joseph P. Sullivan), executive officers (Charles A. Elcan, Paul Gallagher, Stephen R. Maulbetsch, Edward J. Henning, F. Scott Kellman, Talya Nevo-Hacohen, Mark A Wallace and George P. Doyle), and executive officer and director (James F. Flaherty III) of the Company (each, an “Indemnitee”).  A copy of the Form of Indemnifcation Agreement is attached hereto as Exhibit 10.30.

The indemnification agreements were approved by the Board of Directors of the Company and generally require the Company to indemnify the Indemnitee, in whole or in part, as the case may be, to the fullest extent permitted by applicable law, from and against all expenses, judgments, penalties, fines and amounts paid in settlement actually and reasonably incurred by the Indemnitee, or on his or her behalf, in connection with any proceeding (including any appeals), in the event that the Indemnitee was, is or becomes a party to or witness or other participant in, or is threatened to be made a party to, or witness or other participant in, any such proceeding by reason of (or arising in whole or in part from) an indemnifiable event (other than a proceeding by or in the right of the Company, with respect to which the Company must indemnify the Indemnitee, to the fullest extent permitted by applicable law, from and against all expenses and amounts paid in settlement actually and reasonably incurred by the Indemnitee, or on his or her behalf).  If the Indemnitee is not wholly successful in a proceeding but is successful, on the merits or otherwise, as to one or more but less than all claims, issues or matters in such proceeding, the Company must indemnify the Indemnitee against all expenses actually and reasonably incurred by the Indemnitee or on his or her behalf in connection with each successfully resolved claim, issue or matter.

The indemnification agreements also require the Company to advance all expenses reasonably incurred by or on behalf of the Indemnitee in connection with any proceeding to which the Indemnitee is, or is threatened to be, made a party or with respect to which the Indemnitee is, or is threatened to be made, a witness or other participant, by reason of (or arising in whole or in part from) an indemnifiable event, prior to the final disposition of such proceeding, to the fullest extent permitted by applicable law and without requiring a preliminary determination as to the Indemnitee’s ultimate entitlement to indemnification.  In addition, the indemnification agreements provide that the Indemnitee generally may recover his or her costs and expenses (including attorneys’ fees) incurred in enforcing his or her rights thereunder.

The indemnification provided by the indemnification agreements is not exclusive of, and is in addition to, any indemnification or other rights to which the Indemnitee may be entitled under the charter or bylaws of the Company, any vote of stockholders or disinterested directors, applicable law or otherwise.  The Company may from time to time enter into additional indemnification agreements with future, or additional, directors and officers of the Company.

PART II. OTHER INFORMATION

Item 6. Exhibits

3.1	Articles of Restatement of HCP (incorporated by reference to exhibit 3.1 to HCP’s report on form 10-Q for the period of September 30, 2004).

3.2	Third Amended and Restated Bylaws of HCP. (incorporated by reference to exhibit 3.2 to HCP’s is report on form 10-Q for the period of September 30, 2004).

4.1

Indenture, dated as of September 1, 1993, between HCP and The Bank of New York, as Trustee (incorporated by reference to exhibit 4.1 to HCP’s registration statement on Form S-3 dated September 9, 1993).

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

4.22

Acknowledgment and Consent dated as of March 1, 2005 by and among Merrill Lynch Bank USA, Gardner Property Holdings, L.C., HCPI/Utah II, LLC, the unit holders of HCPI/Utah II, LLC and HCP (incorporated by reference to exhibit 4.21 to HCP’s annual report on Form 10-K for the year ended December 31, 2004).*

4.23

Acknowledgment and Consent dated as of March 1, 2005 by and among Merrill Lynch Bank USA, The Boyer Company, L.C., HCPI/Utah II, LLC, the unit holders of HCPI/Utah II, LLC and HCP (incorporated by reference to exhibit 4.22 to HCP’s annual report on Form 10-K for the year ended December 31, 2004).*

4.24

Registration Rights Agreement dated July 22, 2005 between HCP, William P. Gallaher, Trustee for the William P. & Cynthia J. Gallaher Trust, Dwayne J. Clark, Patrick R. Gallaher, Trustee for the Patrick R. & Cynthia M. Gallaher Trust, Jeffrey D. Civian, Trustee for the Jeffrey D. Civian Trust dated August 8, 1986, Jeffrey Meyer, Steven L. Gallaher, Richard Coombs, Larry L. Wasem, Joseph H. Ward, Jr., Trustee for the Joseph H. Ward, Jr. and Pamela K. Ward Trust, Borue H. O’Brien, William R. Mabry, Charles N. Elsbree, Trustee for the Charles N. Elsbree Jr. Living Trust dated February 14, 2002, Gary A. Robinson, Thomas H. Persons, Trustee for the Persons Family Revocable Trust under trust dated February 15, 2005, Glen Hammel, Marilyn E. Montero, Joseph G. Lin, Trustee for the Lin Revocable Living Trust, Ned B. Stein, John Gladstein, Trustee for the John & Andrea Gladstein Family Trust dated February 11, 2003, John Gladstein, Trustee for the John & Andrea Gladstein Family Trust dated February 11, 2003, Francis Connelly, Trustee for the The Francis J & Shannon A Connelly Trust, Al

Coppin, Trustee for the Al Coppin Trust, Stephen B. McCullagh, Trustee for the Stephen B. & Pamela McCullagh Trust dated October 22, 2001, and Larry L. Wasem – SEP IRA (incorporated by reference to exhibit 4.24 to HCP’s quarterly report on Form 10-Q for the period ended June 30, 2005).

4.25	Registration Rights Agreement dated October 19, 2005 between HCP and A. Daniel Weyland.

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

10.13	Employment Agreement dated October 26, 2005 between HCP and James F. Flaherty III.*

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

10.14.3	Amendment No.3 to Amended and Restated Limited Liability Company Agreement and New Member Joinder Agreement dated October 19, 2005 of HCPI/Tennessee, LLC.

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

10.22

Form of CEO Performance Restricted Stock Unit Agreement with a five year installment vesting effective as of March 15, 2004, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to exhibit 4.22 to HCP’s current report on Form 10-K, dated March 15, 2005).*

10.23

Form of CEO Performance Restricted Stock Unit Agreement with a three year cliff vesting effective as of March 15, 2004, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to exhibit 4.22 to HCP’s current report on Form 10-K, dated March 15, 2005).*

10.24

Form of employee Performance Restricted Stock Unit Agreement with a five year installment vesting effective as of March 15, 2004, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to exhibit 4.22 to HCP’s current report on Form 10-K, dated March 15, 2005).*

10.25

Form of employee Performance Restricted Stock Unit Agreement with a three year cliff vesting effective as of March 15, 2004, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to exhibit 4.22 to HCP’s current report on Form 10-K, dated March 15, 2005).*

10.26

Form of CEO Performance Restricted Stock Unit Agreement with a five year installment vesting effective as of March 15, 2004, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to exhibit 10.4 to HCP’s current report on Form 8-K, dated January 28, 2005).*

10.27

Form of CEO Performance Restricted Stock Unit Agreement with a three year cliff vesting, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to exhibit 10.2 to HCP’s current report on Form 8-K, dated January 28, 2005).*

10.28

Form of employee Performance Restricted Stock Unit Agreement with a five year installment vesting, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to exhibit 10.3 to HCP’s current report on Form 8-K, dated January 28, 2005).*

10.29

CEO Performance Restricted Stock Unit Agreement, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan.*

10.30	Form of directors and officers Indemnification Agreement as approved by the Board of Directors of the Company.*

31.1	Certification by James F. Flaherty III, the Company’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification by Mark A. Wallace, the Company’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).

32.1	Certification by James F. Flaherty III, the Company’s Principal Executive Officer, Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2	Certification by Mark A. Wallace, the Company’s Principal Financial Officer, Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

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

Date: October 31, 2005	HEALTH CARE PROPERTY INVESTORS, INC. (Registrant)

/s/ Mark A. Wallace
Mark A. Wallace
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ George P. Doyle
George P. Doyle
Vice President and Chief Accounting Officer (Principal Accounting Officer)