Form 10-K
period 2005-12-31
HEALTH CARE PROPERTY INVESTORS INC
filed 2006-02-14
CIK 765880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐     No ☒

Indicate by check mark whether the registrant; (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “Accelerated Filer and Large Accelerated Filer” in Rule 12b-2 of the Exchange Act. (check one):    Large Accelerated Filer  ☒   Accelerated Filer  ☐   Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.) Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $3,667,965,184.

As of January 31, 2006 there were 136,199,799 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant’s 2006 Annual Meeting of Stockholders have been incorporated into Part III of this Report.

PART I

ITEM 1.                Business

Business Overview

Health Care Property Investors, Inc., together with its consolidated subsidiaries and joint ventures (collectively, “HCP” or the “Company”), invests primarily in real estate serving the healthcare industry in the United States. Health Care Property Investors, Inc. is a Maryland real estate investment trust (“REIT”) organized in 1985. The Company is headquartered in Long Beach, California, with operations in Nashville, Tennessee, and its portfolio includes interests in 527 properties in 42 states. The Company acquires healthcare facilities and leases them to healthcare providers and provides mortgage financing secured by healthcare facilities. The Company’s portfolio includes: (i) senior housing, including independent living facilities (“ILFs”), assisted living facilities (“ALFs”), and continuing care retirement communities (“CCRCs”); (ii) medical office buildings (“MOBs”); (iii) hospitals; (iv) skilled nursing facilities (“SNFs”); and (v) other healthcare facilities, including laboratory and office buildings. For business segment financial data, see our consolidated financial statements included elsewhere in this report.

References herein to “HCP,” the “Company,” “we,” “us” and “our” include Health Care Property Investors, Inc. and its consolidated subsidiaries and joint ventures, unless the context otherwise requires.

On our internet website, www.hcpi.com, you can access, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). In addition, the SEC maintains an internet website that contains reports, proxy and information statements, and other information regarding issuers, including HCP, that file electronically with the SEC at www.sec.gov.

Healthcare Industry

Healthcare is the single largest industry in the United States, representing 15.3% of U.S. Gross Domestic Product (“GDP”) in 2003 and growing at a rate faster than the overall economy.

Healthcare Expenditures Rising as a Percentage of GDP

Source: Centers for Medicare and Medicaid, December 2005. Compound Annual Growth Rate (“CAGR”)

The delivery of healthcare services requires real estate and as a consequence, healthcare providers depend on real estate to maintain and grow their businesses. HCP believes that the current healthcare real estate market provides an investment opportunity for investors based on:

•       Likelihood of consolidation of the fragmented healthcare real estate sector;

•       Specialized nature of healthcare real estate investing; and

•       Compelling demographics driving the demand for healthcare services.

Senior citizens are the largest consumers of healthcare services. According to the Centers for Medicare and Medicaid, on a per capita basis, the 75 years and older segment of the population spends 75% more on healthcare than the 65 to 74-year-old segment and nearly 400% more than the population average.

U.S. Population Over 65 Years Old

Source: U.S. Census Bureau, Statistical Abstract of the United States: 2004-2005.

Business Strategy

We are organized to invest in healthcare related facilities. Our primary goal is to increase shareholder value through profitable growth. Our investment strategy to achieve this goal is based on three principles—opportunistic investing, portfolio diversification, and conservative financing.

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

Portfolio Diversification

We believe in maintaining a portfolio of healthcare-related real estate diversified by sector, geography, operator and investment product. Diversification within the healthcare industry reduces the likelihood that a single event would materially harm our business. This allows us to take advantage of opportunities in different markets based on individual market dynamics. While pursuing our strategy of maintaining diversification in our portfolio, there are no specific limitations on the percentage of our total assets that may be invested in any one property, property type, geographic location or in the number of properties which we may invest, lease or lend to a single operator. With investments in multiple sectors of healthcare real estate, HCP can focus on opportunities with the best risk/reward profile for the portfolio as a whole, rather than having to choose from transactions within a specific property type.

Conservative Financing

We believe a conservative balance sheet provides us with the ability to execute our opportunistic investing approach and portfolio diversification principles. We maintain our conservative balance sheet by actively managing our debt to equity levels and maintaining available sources of liquidity, such as our revolving line of credit. Our debt is primarily fixed rate, which reduces the impact of rising interest rates on our operations. Generally, we attempt to match the long-term duration of our leases with long-term fixed rate financing.

In underwriting our investments, we structure and adjust the price of the investment in accordance with our assessment of risk. We may structure transactions as master leases, require indemnifications, obtain enhancements in the form of letters of credit or security deposits, and take other measures to mitigate risk. We finance our investments based on our evaluation of available sources of funding. For short-term purposes, we may utilize our revolving line of credit or arrange for other short-term borrowings from banks or other sources. We arrange for longer-term financing through public offerings or from institutional investors. We may incur additional indebtedness or issue preferred or common stock.

We may incur additional mortgage indebtedness on real estate we acquire. We may also obtain non-recourse or other mortgage financing on unleveraged properties in which we have invested or may refinance existing debt on properties acquired.

Competition

Our properties compete with the facilities of other landlords and healthcare providers. The landlords and operators of these competing properties may have capital resources substantially in excess of ours or of the operators of our facilities. The occupancy and rental income at our properties depend upon several factors, including the number of physicians using the healthcare facilities or referring patients to the facilities, competing properties and healthcare providers, and the size and composition of the population in the surrounding area. Private, federal and state payment programs and the effect of laws and regulations may also have a significant influence on the profitability of the properties and their tenants. Virtually all of our properties operate in a competitive environment in which tenants, patients and referral sources, including physicians, may change their preferences for a healthcare facility from time to time.

Investing in real estate is highly competitive. We face competition from other REITs, investment companies, healthcare operators and other institutional investors when we attempt to acquire properties. Increased competition reduces the number of opportunities that meet our investment criteria. If we do not identify investments that meet our investment criteria, our ability to increase shareholder value through profitable growth may be limited.

2005 Overview

Real Estate Transactions

During 2005, we acquired interests in properties and made secured loans aggregating $647 million with an average yield of 7.7%. Our 2005 investments were made in the following healthcare sectors: (i) 62% senior housing facilities; (ii) 32% medical office buildings; and (iii) 6% hospitals. 2005 investments included the following:

•       On April 20, 2005, we acquired five assisted living facilities for $58 million through a sale-leaseback transaction. These facilities have an initial lease term of 15 years, with two ten-year renewal options. The initial annual lease rate is 9.0% with annual escalators based on the Consumer Price Index

(“CPI”) that have a floor of 2.75%. These properties are included in a master lease that has 21 properties leased to the operator.

•       On April 28, 2005, we acquired five medical office buildings for approximately $81 million, including assumed debt valued at $29 million. The initial yield is 7.0%, with two properties currently in lease-up. The yield following lease-up is expected to be 8.2%. The medical office buildings include approximately 537,000 rentable square feet.

•       On July 1, 2005, we acquired an assisted living facility for $16 million through a sale-leaseback transaction. The facility has an initial lease term of 15 years, with two ten-year renewal options. The initial annual lease rate is 8.75% with annual CPI-based escalators that have a floor of 2.75%.

•       On July 22, 2005, we acquired twelve independent and assisted living facilities for approximately $252 million, including assumed debt and non-managing member LLC units (“DownREIT units”) valued at $52 million and $19 million, respectively, through a sale-leaseback transaction. These facilities have an initial lease term of 15 years, with three ten-year renewal options. The initial annual lease rate is 7.1% with annual CPI-based escalators that have a floor of 3%.

•       On August 31, 2005, we acquired five assisted living facilities for $41 million through a sale-leaseback transaction. These facilities have an initial lease term of 15 years, with two ten-year renewal options. The initial annual lease rate is 8.5% with annual CPI-based escalators that have a floor of 2.75%. These properties are included in a master lease that has 21 properties leased to the operator.

•       On October 19, 2005, we acquired seven medical office buildings for $51 million, including assumed debt and DownREIT units valued at $24 million and $11 million, respectively. The medical office buildings include approximately 351,000 rentable square feet and have an initial yield of 8.2%.

•       On December 22, 2005, we acquired two independent and assisted living facilities for $18 million through a sale-leaseback transaction. The facilities have an initial lease term of 15 years, with two ten-year renewal options. The initial annual lease rate is 8.5% with annual CPI-based escalators that have a floor of 2.75%. These properties are included in a master lease that has 21 properties leased to the operator.

•       On December 23, 2005, we acquired two medical office buildings for $25 million. The medical office buildings include approximately 152,000 rentable square feet and have an initial yield of 7.4%.

•       On December 28, 2005, we closed a $40 million loan secured by a hospital in Texas. The note bears interest at 8.75% per annum. Subject to certain performance conditions, we may fund an additional $10 million under the existing loan agreement.

•       During 2005, we sold interests in 20 properties for $71 million and recognized gains of $10 million.

Capital Markets Transactions

•       On April 27, 2005, we issued $250 million of 5.625% senior unsecured notes due 2017. The notes were priced at 99.585% of the principal amount with an effective yield of 5.673%. We received proceeds of $247 million, which were used to repay outstanding indebtedness and for general corporate purposes.

•       On September 16, 2005, we issued $200 million of 4.875% senior unsecured notes due 2010. The notes were priced at 99.567% of the principal amount with an effective yield of 4.974%. We received net proceeds of $198 million, which were used to repay outstanding indebtedness and for general corporate purposes.

•  During the year ended December 31, 2005, we issued approximately 878,000 shares of our common stock under our Dividend Reinvestment and Stock Purchase Plan at an average price per share of $25.80 for proceeds of $23 million.

Other Events

•       Quarterly dividends paid during 2005 aggregated to $1.68 per share. On February 6, 2006, we announced that our Board of Directors declared a quarterly common stock cash dividend of $0.425 per share. The common stock dividend will be paid on February 23, 2006, to stockholders of record as of the close of business on February 13, 2006. This dividend equals $1.70 per share on an annualized basis. Our Board of Directors has determined to continue its policy of considering dividend increases on an annual rather than quarterly basis.

Properties

Portfolio Summary

Our portfolio of investments at December 31, 2005 includes direct investments in healthcare related properties, mortgage loans, and investments through joint ventures. Our properties include senior housing facilities, medical office buildings, hospitals, skilled nursing facilities, and other healthcare facilities. As of and for the year ended December 31, 2005, our portfolio of investments, excluding assets held for sale and classified as discontinued operations, consists of the following (square feet and dollars in thousands):

					2005
Property Type	Number of Properties	Capacity(1)	Square Feet	Investment(2)	Total Revenues	Total Operating Expenses	NOI(3)
Owned properties:
Senior housing facilities	127	13,204 Units	12,949	$1,290,169	$115,937	$8,887	$107,050
Medical office buildings	107	6,530 Sq. ft.	6,530	982,647	126,898	44,905	81,993
Hospitals	26	3,269 Beds	3,272	713,454	91,122	—	91,122
Skilled nursing facilities	152	18,171 Beds	5,948	650,553	87,665	—	87,665
Other healthcare facilities	23	1,591 Sq. ft.	1,591	243,166	30,623	5,191	25,432
Total owned properties	435		30,290	$3,879,989	$452,245	$58,983	$393,262
Mortgage loans:
Senior housing facilities	9	537 Units	407	$27,816
Hospitals	3	226 Beds	411	96,476
Skilled nursing facilities	13	1,850 Beds	540	51,134
Total mortgage loans	25		1,358	$175,426
Unconsolidated Joint Ventures:
Senior housing facilities	4	412 Units	235	$260
Medical office buildings	63	4,286 Sq. ft.	4,286	44,538
Total unconsolidated joint ventures	67		4,521	$44,798

(1)             Senior housing facilities are stated in units (e.g., studio, one or two bedroom units). Medical office buildings and other healthcare facilities are measured in square feet. Hospitals and skilled nursing facilities are measured by licensed bed count.

(2)             Investment for owned properties represents the carrying amount of real estate assets, including intangibles, after adding back accumulated depreciation and amortization, and excludes assets held for sale and classified as discontinued operations. Investment for mortgage loans receivable and unconsolidated joint ventures represents the carrying amount of our investment.

(3)             Net Operating Income from Continuing Operations (“NOI”) is a non-GAAP supplemental financial measure used to evaluate the operating performance of real estate properties. We define NOI as rental revenues, including tenant reimbursements, less property level operating expenses, which exclude depreciation and amortization, general and administrative expenses, impairments, interest expense and discontinued operations. We believe NOI provides investors relevant and useful information because it measures the operating performance of our real estate at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and assess property level performance. We believe that net income is the most directly comparable GAAP (U.S. generally accepted accounting principals) measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income as defined by GAAP since it does not reflect the aforementioned excluded items. Further, NOI may not be comparable to that of other real estate investment trusts, as they may use different methodologies for calculating NOI. The following reconciles NOI to Net Income for 2005 (in thousands):

Amount
Net operating income from continuing operations	$393,262
Equity loss from unconsolidated joint ventures	(1,123)
Interest and other income	26,154
Interest expense	(107,201)
Depreciation and amortization	(106,934)
General and administrative expense	(32,067)
Minority interests	(12,950)
Total discontinued operations	13,916
Net income	$173,057

Unconsolidated Joint Ventures

The following is summarized unaudited information for our unconsolidated joint ventures as of and for the year ended December 31, 2005 (square feet and dollars in thousands):

					2005
Property Type	Number of Properties	Capacity(1)	Square Feet	Joint Venture Investment(2)	Total Revenues	Total Operating Expenses	NOI(3)
Senior housing facilities	4	412 Units	235	$20,111	$2,205	$344	$1,861
Medical office buildings	63	4,286 Sq. ft.	4,286	420,703	73,786	32,666	41,120
Total	67		4,521	$440,814	$75,991	$33,010	$42,981

(1)    Senior housing facilities are stated in units (e.g., studio, one or two bedroom units) and medical office buildings are measured in square feet.

(2)    Represents the carrying amount of real estate assets within the joint venture, including intangibles, after adding back accumulated depreciation and amortization and excludes assets held for sale and classified as discontinued operations.

(3)    Net Operating Income from Continuing Operations (“NOI”) is a non-GAAP supplemental financial measure used to evaluate the operating performance of real estate properties. We define NOI as rental revenues, including tenant reimbursements, less property level operating expenses, which exclude depreciation and amortization, general and administrative expenses, impairments, interest expense and discontinued operations. We believe NOI provides investors relevant and useful information because it measures the operating performance of our real estate at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and assess property level performance. We believe that net income is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income as defined by GAAP since it does not reflect the aforementioned excluded items. Further, NOI may not be comparable to that of other real estate investment trusts, as they may use different methodologies for calculating NOI.

Healthcare Sectors and Property Types

We have investments in senior housing facilities, medical office buildings, hospitals, skilled nursing facilities, and other healthcare facilities. Certain tenants of our properties are reliant on government reimbursements, such as those from Medicare and Medicaid—See Governmental Regulation for the

potential impact on the value of our investments and our results of operations. The following describes the nature of the operations of our tenants and borrowers.

Senior Housing Facilities.   We have interests in 140 senior housing facilities, including four properties in unconsolidated joint ventures. Senior housing properties include ILFs, ALFs and CCRCs, which cater to different segments of the elderly population based upon their needs. Services provided by our tenants in these facilities are primarily paid for by the residents directly or through private insurance and are less reliant on government reimbursement such as Medicaid and Medicare.

•       Independent Living Facilities.   ILFs are designed to meet the needs of seniors who choose to live in an environment surrounded by their peers with services such as housekeeping, meals and activities. These residents generally do not need assistance with activities of daily living (“ADLs”), including bathing, eating and dressing; however, residents have the option to contract for these services.

•       Assisted Living Facilities.   ALFs are licensed care facilities that provide personal care services, support and housing for those who need help with ADLs yet require limited medical care. The programs and services may include transportation, social activities, exercise and fitness programs, beauty or barber shop access, hobby and craft activities, community excursions, meals in a dining room setting and other activities sought by residents. These facilities are often in apartment-like buildings with private residences ranging from single rooms to large apartments. Certain ALFs may offer higher levels of personal assistance for residents with Alzheimer’s disease or other forms of dementia, based in part on local regulations.

•       Continuing Care Retirement Communities.   CCRCs provide housing and health-related services under long-term contracts. This alternative is appealing to residents as it eliminates the need for relocating when health and medical needs change, thus allowing residents to “age in place.” Some CCRCs require a substantial entry fee or buy-in fee, and most also charge monthly maintenance fees in exchange for a living unit, meals and some health services. CCRCs typically require the individual to be in relatively good health and independent upon entry.

Medical Office Buildings.   We have interests in 170 MOBs, including 63 properties owned by HCP Medical Office Portfolio, LLC (“HCP MOP”). These facilities typically contain physicians’ offices and examination rooms, and may also include pharmacies, hospital ancillary service space and outpatient services such as diagnostic centers, rehabilitation clinics and day-surgery operating rooms. While these facilities are similar to commercial office buildings, they require more plumbing, electrical and mechanical systems to accommodate multiple exam rooms that require sinks in every room, brighter lights and special equipment such as medical gases.

Hospitals.   We have interests in 29 hospitals, which include 17 acute care, three long-term acute care and nine rehabilitation hospitals. Services provided by our tenants in these facilities are paid for by private sources, third party payors (e.g., insurance and HMOs), or through the Medicare and Medicaid programs.

•       Acute Care Hospitals.   Acute care hospitals offer a wide range of services such as fully-equipped operating and recovery rooms, obstetrics, radiology, intensive care, open heart surgery and coronary care, neurosurgery, neonatal intensive care, magnetic resonance imaging, nursing units, oncology, clinical laboratories, respiratory therapy, physical therapy, nuclear medicine, rehabilitation services and outpatient services.

•       Long-Term Acute Care Hospitals.   Long-term acute care hospitals provide care for patients with complex medical conditions that require longer stays and more intensive care, monitoring, or emergency back-up than that available in most skilled nursing-based sub-acute programs.

•       Rehabilitation Hospitals.   Rehabilitation hospitals provide inpatient and outpatient care for patients who have sustained traumatic injuries or illnesses, such as spinal cord injuries, strokes, head injuries, orthopedic problems, work-related disabilities and neurological diseases.

Skilled Nursing Facilities.   We have interests in 165 SNFs. SNFs offer restorative, rehabilitative and custodial nursing care for people not requiring the more extensive and sophisticated treatment available at hospitals. Ancillary revenues and revenue from sub-acute care services are derived from providing services to residents beyond room and board and include occupational, physical, speech, respiratory and intravenous therapy, wound care, oncology treatment, brain injury care and orthopedic therapy as well as sales of pharmaceutical products and other services. Certain skilled nursing facilities provide some of the foregoing services on an out-patient basis. Skilled nursing services provided by our tenants in these facilities are primarily paid for either by private sources, or through the Medicare and Medicaid programs.

Other Healthcare Facilities.   We have investments in ten healthcare laboratory and biotech research facilities. These facilities are designed to accommodate research and development in the bio-pharmaceutical industry, drug discovery and development, and predictive and personalized medicine. We also have investments in five physician group practice clinic facilities leased to five different tenants, six health and wellness centers, and two facilities used for other healthcare purposes. The physician group practice clinics generally provide a broad range of medical services through organized physician groups representing various medical specialties. Health and wellness centers provide testing and preventative health maintenance services.

Investment Products

Owned and Joint Venture Property Investments

As of December 31, 2005, we had investments in 527 properties, including 67 properties through joint ventures; Whether owned wholly or through joint ventures, the owned properties may be characterized as one of three types: triple-net leased property, operating property or development property.

Triple-net Leased Properties:

Triple-net leased properties are generally single-tenant buildings leased to a healthcare provider under a triple-net lease. Pursuant to triple-net leases, tenants pay base rent and additional rent to us and pay all operating expenses incurred at the property, including utilities, property taxes, insurance, and repairs and maintenance. Certain leases contain annual base rent escalations based on a predetermined fixed rate, an inflation index or some other factor. Other leases may require tenants to pay additional rent based upon a percentage of the facility’s revenue in excess of the revenue for a specific base period or threshold.

The first year annual base rental rates on properties we acquired during 2005 ranged from 7% to 9% of the purchase price of the property. Rental rates vary by lease, taking into consideration many factors, including:

•       creditworthiness of the tenant;

•       operating performance of the facility;

•       cost of capital at the inception of the lease;

•       location, type and physical condition of the facility;

•       barriers to entry, such as certificates of need, competitive development and constraining high land costs; and

•       lease term.

Our hospitals, skilled nursing facilities, and senior housing facilities are typically leased on a triple-net basis with initial terms that range from five to 15 years, and generally have one or more renewal options. As of December 31, 2005, the weighted average remaining term, excluding unexercised renewal options, on these triple-net leased properties is approximately eight years.

Operating Properties:

Our operating properties are typically multi-tenant medical office buildings that are leased to multiple healthcare providers (hospitals and physician practices) under a gross, modified gross or net lease structure. Under a gross or modified gross lease, all or a portion of operating expenses are not reimbursed by tenants. Most of our owned MOBs are managed by third party property management companies and 19 are leased on a net basis while 88 are leased to multiple tenants under gross or modified gross leases pursuant to which we are responsible for certain operating expenses. Regardless of lease structure, most of our leases at operating properties include annual base rent escalation clauses that are either predetermined fixed increases or are a function of an inflation index, and typically have an initial term ranging from one to fourteen years, with a weighted average remaining term of approximately five years as of December 31, 2005.

The following table reflects the reduction in revenue (based on 2005 revenue) for owned triple-net leased and operating properties resulting from lease expirations, absent the impact of renewals, if any (in thousands):

Year	Triple-net Leased	Operating Properties	Total
2006	$4,903	$10,299	$15,202
2007	8,106	12,700	20,806
2008	17,068	20,304	37,372
2009	50,643	15,133	65,776
2010	16,268	12,568	28,836
Thereafter	207,607	35,759	243,366
Total	$304,605	$106,753	$411,358

Development Properties:

We generally commit to development projects when they are at least 50% pre-leased. We use internal and external construction management expertise to evaluate local market conditions, construction costs and other factors to seek appropriate risk adjusted returns. During 2005, we completed and placed into service approximately $5 million of owned development properties. In addition, during 2005, HCP MOP completed and placed into service approximately $8 million of development properties. As of December 31, 2005, we have an interest in four properties under development.

Secured Loan Investments

We have investments in 13 mortgage loans secured by 25 properties that are owned and operated by 11 healthcare providers. Our secured loan investments typically consist of senior mortgages or mezzanine financing on individual properties or a pool of properties. At December 31, 2005, the carrying amount of these mortgage loans totaled $175.4 million. Initial interest rates on mortgage loans outstanding at December 31, 2005 range from 7.5% to 13.5% per annum. At December 31, 2005, minimum future principal payments to be received on secured loans receivable are $66.5 million in 2006, $8.8 million in 2007, $2.4 million in 2008, $7.2 million in 2009, $39.8 million in 2010, and $50.7 million thereafter. Our mortgage loans generally include prepayment penalties or yield maintenance provisions.

Operator Concentration

The following table provides information about the concentration of business with our top five operators for the year ended December 31, 2005 (dollars in thousands):

Operators	Facilities	Investment(1)	Percentage of Revenue
Tenet Healthcare Corporation (NYSE:THC) (“Tenet”)	8	$423,497	11%
American Retirement Corporation (NYSE:ARC) (“ARC”)	15	399,854	9
Emeritus Corporation (AMEX:ESC) (“Emeritus”)	36	245,775	6
Kindred Healthcare, Inc. (NASDAQ:KIND)	20	79,554	4
HealthSouth Corporation (OTC:HLSH.PK) (“HealthSouth”)	9	108,301	3

(1)          Represents the carrying amount of real estate assets, including intangibles, after adding back accumulated depreciation and amortization.

All of our properties associated with the aforementioned operators are under triple-net leases. These operators are subject to the informational filing requirements of the Securities Exchange Act of 1934, as amended, and are required to file periodic reports with the Securities and Exchange Commission. Financial and other information relating to these operators may be obtained from their public reports.

According to public disclosures by Tenet and HealthSouth, each is experiencing various legal, financial, and regulatory difficulties. We cannot predict with certainty the impact, if any, of the outcome of these uncertainties on their financial condition. The failure or inability of these operators to pay their obligations could materially reduce our revenues, net income and cash flows, which could in turn reduce the amount of cash available for the payment of dividends, cause our stock price to decline and cause us to incur impairment charges or a loss on the sale of the properties.

One of our hospitals located in Tarzana, California is operated by Tenet and is affected by State of California Senate Bill 1953, which requires certain seismic safety building standards for acute care hospital facilities. See “Government Regulation—California Senate Bill 1953” for more information.

Joint Ventures

Consolidated Joint Ventures

At December 31, 2005, we held ownership interests in 22 consolidated limited liability companies and partnerships that together own 91 properties and one mortgage as follows:

•       A 77% interest in Health Care Property Partners, which owns two hospitals, 13 skilled nursing facilities and has one mortgage on a skilled nursing facility.

•       Interests varying between 90% and 97% in six partnerships (HCPI/San Antonio Ltd. Partnership; HCPI/Colorado Springs Ltd. Partnership; HCPI/Little Rock Ltd. Partnership; HCPI/Kansas Ltd. Partnership; Fayetteville Health Associates Ltd. Partnership; and Wichita Health Associates Ltd. Partnership), that each of which own a hospital.

•       A 90% interest in three limited liability companies (ARC La Barc Real Estate Holdings, LLC; ARC Holland Real Estate Holdings, LLC; and ARC Sun City Real Estate Holdings, LLC) that each own a senior housing facility.

•       An 80% interest in five limited liability companies (Vista-Cal Associates, LLC; Statesboro Associates, LLC; Ft. Worth-Cal Associates, LLC; Perris-Cal Associates, LLC; and Louisiana-Two Associates, LLC) that own a total of six skilled nursing facilities.

•       A 93% interest in HCPI/Sorrento, LLC, which owns a life science facility.

•       A 94% interest in HCPI/Indiana, LLC, which owns six medical office buildings.

•       A 28% interest in HCPI/Tennessee, LLC, which owns 14 medical office buildings and one assisted living facility.

•       A 70% interest in HCPI/Utah, LLC, which owns 18 medical office buildings.

•       A 66% interest in HCPI/Utah II, LLC, which owns eight medical office buildings and eight other healthcare facilities.

•       A 72% interest in HCP DR California, LLC, which owns four independent and assisted living facilities.

•       An initial 100% interest in HCPI/Idaho Falls, LLC, which owns one hospital.

Unconsolidated Joint Ventures

At December 31, 2005, we held ownership interests in five unconsolidated limited liability companies and partnerships that together own 97 properties as follows:

•       A 33% interest in HCP MOP which owns 93 medical office buildings. At December 31, 2005, 30 assets owned by HPC MOP were held for sale and classified as discontinued operations.

•       A 45% to 50% interest in each of four limited liability companies (Seminole Shores Living Center, LLC—50%, Edgewood Assisted Living Center, LLC—45%, Arborwood Living Center, LLC—45%, and Greenleaf Living Center, LLC—45%) that each own an assisted living facility.

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

There are presently two gross income requirements. First, at least 75% of our gross income (excluding gross income from “prohibited transactions” as defined below) for each taxable year must be derived directly or indirectly from investments relating to real property or mortgages on real property or from certain types of temporary investment income. Second, at least 95% of our gross income (excluding gross income from prohibited transactions) for each taxable year must be derived from income that qualifies under the 75% test and all other dividends, interest and gain from the sale or other disposition of stock or securities. A “prohibited transaction” is a sale or other disposition of property (other than foreclosure property) held for sale to customers in the ordinary course of business.

At the close of each quarter of our taxable year, we must also satisfy four tests relating to the nature of our assets. First, at least 75% of the value of our total assets must be represented by real estate assets, certain stock or debt instruments purchased with the proceeds of a stock offering or long term public debt offering by us (but only for the one-year period after such offering), cash, cash items and government securities. Second, not more than 25% of our total assets may be represented by securities other than those in the 75% asset class. Third, of the investments included in the 25% asset class, the value of any one issuer’s securities owned by us may not exceed 5% of the value of our total assets and we may not own more than 10% of the vote or value of the securities of a non-REIT corporation, other than certain debt securities and interests in taxable REIT subsidiaries or qualified REIT subsidiaries, each as defined below. Fourth, not more than 20% of the value of our total assets may be represented by securities of one or more taxable REIT subsidiaries.

We own interests in various partnerships and limited liability companies. In the case of a REIT that is a partner in a partnership or a member of a limited liability company that is treated as a partnership under the Code, Treasury Regulations provide that for purposes of the REIT income and asset tests, the REIT will be deemed to own its proportionate share of the assets of the partnership or limited liability company (determined in accordance with its capital interest in the entity), subject to special rules related to the 10% asset test, and will be deemed to be entitled to the income of the partnership or limited liability company attributable to such share. The ownership of an interest in a partnership or limited liability company by a REIT may involve special tax risks, including the challenge by the Internal Revenue Service (the “Service”) of the allocations of income and expense items of the partnership or limited liability company, which would affect the computation of taxable income of the REIT, and the status of the partnership or limited liability company as a partnership (as opposed to an association taxable as a corporation) for federal income tax purposes.

We also own interests in a number of subsidiaries which are intended to be treated as qualified REIT subsidiaries (each a “QRS”). The Code provides that such subsidiaries will be ignored for federal income tax purposes and all assets, liabilities and items of income, deduction and credit of such subsidiaries will be treated as our assets, liabilities and such items. If any partnership, limited liability company, or subsidiary in which we own an interest were treated as a regular corporation (and not as a partnership, QRS or taxable REIT subsidiary, as the case may be) for federal income tax purposes, we would likely fail to satisfy the REIT asset tests described above and would therefore fail to qualify as a REIT, unless certain relief provisions apply. We believe that each of the partnerships, limited liability companies, and subsidiaries (other than taxable REIT subsidiaries) in which we own an interest will be treated for tax purposes as a partnership, or disregarded entity (in the case of a 100% owned partnership or limited liability company) or QRS, as applicable, although no assurance can be given that the Service will not successfully challenge the status of any such organization.

As of December 31, 2005, we owned interests in two subsidiaries which are intended to be treated as taxable REIT subsidiaries (each a “TRS”). A REIT may own any percentage of the voting stock and value of the securities of a corporation which jointly elects with the REIT to be a TRS, provided certain requirements are met. A TRS generally may engage in any business, including the provision of customary or noncustomary services to tenants of its parent REIT and of others, except a TRS may not manage or operate a hotel or healthcare facility. A TRS is treated as a regular corporation and is subject to federal income tax and applicable state income and franchise taxes at regular corporate rates. In addition, a 100% tax may be imposed on a REIT if its rental, service or other agreements with its TRS, or the TRS’s agreements with the REIT’s tenants, are not on arm’s-length terms.

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

We may also be subject to certain taxes applicable to REITs, including taxes in lieu of disqualification as a REIT, on undistributed income, on income from prohibited transactions, on net income from foreclosure property and on built-in gains from the sale of certain assets acquired from C corporations in tax-free transactions.

Government Regulation

The healthcare industry is heavily regulated by federal, state and local laws. This government regulation of the healthcare industry affects us because:

(1)         Governmental regulations such as licensure, certification for participation in government programs, and government reimbursement may impact the financial ability of some of our operators to make rent and debt payments to us, which in turn may affect the value of our investments, and

(2)         The amount of reimbursement such operators receive from the government and other third parties may affect the amounts we receive in additional rents, which are often based on our operators’ gross revenue from operations.

These laws and regulations are subject to frequent and substantial changes resulting from legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing law. These changes may have a dramatic effect on the definition of permissible or impermissible activities, the relative costs associated with doing business and the amount of reimbursement by government and other third-party payors. These changes may be applied retroactively. The ultimate timing or effect of these changes cannot be predicted. The failure of any tenant or borrower to comply with such laws, regulations and requirements could affect its ability to operate its facility or facilities and could adversely affect such operator’s ability to make lease or debt payments to us.

Fraud and Abuse Laws.   There are various federal and state laws prohibiting fraud and abusive business practices by healthcare providers who participate in, receive payments from or are in a position to make referrals in connection with a government-sponsored healthcare program, including, but not limited to, the Medicare and Medicaid programs. These include:

•       The Federal Anti-Kickback Statute, which prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, the referral of Medicare and Medicaid patients.

•       The Federal Physician Self-Referral Prohibition (Stark), which restricts physicians from making referrals for certain designated health services for which payment may be made under Medicare or Medicaid programs to an entity with which the physician (or an immediate family member) has a financial relationship.

•       The False Claims Act, which prohibits any person from knowingly presenting false or fraudulent claims for payment to the federal government (including the Medicare and Medicaid programs).

•       The Civil Monetary Penalties Law, which is imposed by the Department of Health and Human Services for fraudulent acts.

Each of these laws include criminal and/or civil penalties for violations that range from punitive sanctions, damage assessments, penalties, imprisonment, denial of Medicare and Medicaid payments, and/or exclusion from the Medicare and Medicaid programs. Imposition of any of these types of penalties on our tenants or borrowers could result in a material adverse effect on their operations, which could adversely affect our business. Additionally, certain laws, such as the False Claims Act, allow for individuals to bring qui tam (whistleblower) actions on behalf of the government for violations of fraud and abuse laws. Some Medicare fiscal intermediaries (private companies that contract with Centers for Medicare & Medicaid Services (“CMS”) to administer the Medicare program) have also increased scrutiny of cost reports filed by skilled nursing providers.

Environmental Matters.   A wide variety of federal, state and local environmental and occupational health and safety laws and regulations affect healthcare facility operations. Under various federal, state and local environmental laws, ordinances and regulations, an owner of real property or a secured lender (such as us) may be liable for the costs of removal or remediation of hazardous or toxic substances at, under or disposed of in connection with such property, as well as other potential costs relating to hazardous or toxic substances (including government fines and damages for injuries to persons and adjacent property). The cost of any required remediation, removal, fines or personal or property damages and the owner’s or secured lender’s liability therefore could exceed the value of the property, and/or the assets of the owner or secured lender. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the owner’s ability to sell or rent such property or to borrow using such property as collateral which, in turn, would reduce our revenue. Although the mortgage loans that we provide and the leases covering our properties require the borrower and the tenant to indemnify us for certain environmental liabilities, the scope of such obligations may be limited and we cannot assure that any such borrower or tenant would be able to fulfill its indemnification obligations.

The Medicare and Medicaid Programs.   Sources of revenue for operators may include the federal Medicare program, state Medicaid programs, private insurance carriers, healthcare service plans and health maintenance organizations, among others. Efforts to reduce costs by these payors will likely continue, which may result in reduced or slower growth in reimbursement for certain services provided by some of our operators. In addition, the failure of any of our operators to comply with various laws and regulations could jeopardize their certification and ability to continue to participate in the Medicare and Medicaid programs. Medicaid programs differ from state to state but they are all subject to federally-imposed requirements. At least 50% of the funds available under these programs are provided by the federal government under a matching program. Medicaid programs generally pay for acute and rehabilitative care based on reasonable costs at fixed rates; skilled nursing facilities are generally reimbursed using fixed daily rates. Medicaid payments are generally below retail rates for tenant-operated facilities. Increasingly, states have introduced managed care contracting techniques into the administration of Medicaid programs. Such mechanisms could have the impact of reducing utilization of and reimbursement to facilities. Other third party payors in various states base payments on costs, retail rates or, increasingly, negotiated rates. Negotiated rates can include discounts from normal charges, fixed daily rates and prepaid capitated rates.

Healthcare Facilities.   The healthcare facilities in our portfolio, including hospitals, skilled nursing facilities, assisted living facilities, and physician group practice clinics, are subject to extensive federal, state and local licensure, certification and inspection laws and regulations. Failure to comply with any of these laws could result in loss of accreditation, denial of reimbursement, imposition of fines, suspension or decertification from federal and state healthcare programs, loss of license or closure of the facility. Such actions may have an effect on the revenue of the operators of properties owned by or mortgaged to us and therefore adversely impact us.

Entrance Fee Communities.   Certain of the senior housing facilities mortgaged to or owned by us are operated as entrance fee communities. Generally, an entrance fee is an upfront fee or consideration paid by a resident, a portion of which may be refundable, in exchange for some form of long-term benefit. Some of the entrance fee communities are subject to significant state regulatory oversight, including, for example, oversight of each facility’s financial condition, establishment and monitoring of reserve requirements and other financial restrictions, the right of residents to cancel their contracts within a specified period of time, lien rights in favor of the residents, restrictions on change of ownership and similar matters. Such oversight and the rights of residents within these entrance fee communities may have an effect on the revenue or operations of the operators of such facilities and therefore may adversely impact us.

California Senate Bill 1953.   Our hospital located in Tarzana, California is affected by State of California Senate Bill 1953 (SB 1953), which requires certain seismic safety building standards for acute care hospital facilities. This hospital is operated by Tenet under a lease expiring in February 2009. We and Tenet are currently reviewing the SB 1953 compliance of this hospital, multiple plans of action to cause such compliance, the estimated time for completing the same, and the cost of performing necessary remediation of the property. We cannot currently estimate the remediation costs that will need to be incurred prior to 2013 in order to make the facility SB 1953-compliant through 2030, or the final allocation of any remediation costs between us and Tenet. Rent on the hospital in 2005 and 2004 was $10.8 million and $10.6 million, respectively, and our carrying amount is $76.1 million at December 31, 2005.

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

Current Developments

The healthcare industry continues to face various challenges, including increased government and private payor pressure on healthcare providers to control costs, the migration of patients from acute care facilities into extended care and home care settings, and the vertical and horizontal consolidation of healthcare providers.

Changes in the law, new interpretations of existing laws, and changes in payment methodologies may have a dramatic effect on the definition of permissible or impermissible activities, the relative costs associated with doing business and the amount of reimbursement furnished by government and other third-party payors. These changes may be applied retroactively under certain circumstances. The ultimate timing or effect of legislative efforts cannot be predicted and may impact us in different ways.

In December of 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act established an 18-month moratorium on the “whole hospital exception” to the Stark law, whereby physicians have been permitted to refer patients for Designated Health Services to hospitals in which they have an ownership interest. The moratorium removed specialty hospitals from the “whole hospital exception” from December 8, 2003 through June 7, 2005. Specialty hospitals include hospitals primarily or exclusively engaged in the care and treatment of cardiac conditions or orthopedic conditions, or hospitals that perform certain surgical procedures. Specialty hospitals in operation or under development as of November 18, 2003 were grandfathered under the moratorium. The Act requires that MedPAC, an independent federal body established to advise Congress on issues affecting the Medicare program, and HHS conduct studies on the costs of service, utilization, quality of care and financial impact of specialty hospitals and their physician owners relative to community hospitals, particularly nonprofits. On January 14, 2005 MedPAC announced that it would recommend that Congress extend the Stark specialty hospital moratorium for an additional 18 months to January 1, 2007, to address concerns about the effects of physician investments in specialty hospitals. MedPAC’s recommendations were based upon its findings that when compared with community hospitals, physician owned specialty hospitals tend to concentrate on certain more profitable Diagnostic Related Groups (“DRGs”) and on patients with relatively low severity within those DRGs, and tend to treat lower percentages of Medicare patients. Congress is not obligated to follow MedPAC’s recommendations. Legislation has been introduced in Congress (The Hospital Fair Competition Act of 2005) that would extend the moratorium for specialty hospitals. It is uncertain if such legislation will be enacted this year or in subsequent sessions of Congress. Notwithstanding the uncertainty of legislation extending the moratorium, CMS instructed Medicare Fiscal Intermediaries to stop processing new Medicare provider enrollment applications for specialty hospitals after June 8, 2005, pending CMS’s review of how specialty hospitals satisfy core requirements applicable to “hospitals” under Medicare, and how the Emergency Medical Treatment and Active Labor Act should apply to specialty hospitals. CMS expects to complete its review in early 2006, with further changes in 2006 to the hospital inpatient prospective payment system to reduce the ability of specialty hospitals to take advantage of imprecise payment rates under the current system.

In addition to the reforms enacted and considered by Congress from time to time, state legislatures periodically consider various healthcare reform proposals. Congress and state legislatures can be expected to continue to review and assess alternative healthcare delivery systems, new regulatory enforcement initiatives, and new payment methodologies.

We believe that government and private efforts to contain or reduce healthcare costs will continue. These trends are likely to lead to reduced or slower growth in reimbursement for certain services provided by some of our operators. In addition, recent trends of hospitals providing more services to uninsured patients or on an outpatient basis rather than inpatient basis may continue and could adversely affect the profitability of our operators. We believe that the vast nature of the healthcare industry, the financial strength and operating flexibility of our operators, and the diversity of our portfolio will mitigate the impact of any such trends. However, we cannot predict what legislation will be adopted, and no assurance can be given that the healthcare reforms will not have a material adverse effect on our financial condition or results of operations.

Employees

At December 31, 2005, we had 83 full-time employees and no part-time employees, none of whom are subject to a collective bargaining agreement. We consider our relations with our employees to be good.

Legal Entities

We conduct our business through various legal entities, including the following at December 31, 2005:

100% Owned	Consolidated Joint Ventures	Unconsolidated Joint Ventures

AHP of Nevada, Inc.

AHP of Washington, Inc.

ARC Richmond Place Real Estate Holdings, LLC

Birmingham HCP, LLC

Emeritus Realty V, LLC

ESC-La Casa Grande, LLC

Health Care Investors III

HCP 1101 Madison MOB, LLC

HCP 600 Broadway MOB, LLC

HCP AL of Florida, LLC

HCP Acquisitions, LLC

HCP Arnold MOB, LLC

HCP Ballard MOB, LLC

HCP Birmingham Portfolio, LLC

HCP Cullman MOB GP, LLC
Cullman POB Partners I, Ltd.
Cullman POB II, LLC
HCP Cullman MOB GP, LLC

HCP Cityview I, L.P.

HCP Cityview II, L.P.

HCP EGP, Inc.

HCP Kirkland, LLC

HCP Louisville, Inc.
Faulkner Hinton Suburban I, LLC
Faulkner Hinton Suburban II, LLC

HCP Medical Office Buildings I, LLC

HCP Medical Office Buildings II, LLC

HCP MOP Member, LLC

ARC Holland Real Estate Holdings, LLC

ARC LaBarc Real Estate Holdings LLC

ARC Sun City Real Estate Holdings, LLC

Fayetteville Health Associates Limited Partnership

Ft. Worth-Cal Associates, LLC

HCP DR California, LLC
HCP Pleasant, LLC

HCPI/Colorado Springs Ltd. Partnership

HCP CTE, L.P.

HCP ETE, L.P.

HCPI/Idaho Falls LLC

HCPI/Indiana, LLC

HCPI/Kansas Limited Partnership

HCPI/Little Rock Limited Partnership

HCPI/San Antonio Limited Partnership

HCPI/Sorrento, LLC

HCPI/Tennessee, LLC
MOB of Denver 1, LLC
MOB of Denver 2, LLC
MOB of Denver 3, LLC
MOB of Denver 4, LLC
MOB of Denver 5, LLC
MOB of Denver 6, LLC
MOB of Denver 7, LLC

Medical Office Buildings of California LLC

Arborwood Living Center, LLC Edgewood Assisted Living Center, LLC Greenleaf Living Centers, LLC HCP Medical Office Portfolio, LLC Seminole Shores Living Center, LLC

HCP NE Retail MOB, LLC

HCP Shore, LLC

HCP TRS, Inc.
Medical Office Buildings of Reston, LLC

HCPI Knightdale, Inc.

HCPI Mortgage Corp.

HCPI Trust

HCP Virginia, Inc.

Jackson HCP, LLC

McKinney HCP GP, LLC

McKinney HCP, L.P.

Meadowdome, LLC

Medcap HCPI Development, LLC
Aurora HCP, LLC
HCP Owasso MOB, LLC

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

Perris-Cal Associates, LLC

Statesboro Associates, LLC

Vista-Cal Associates, LLC

Wichita Health Associates Limited Partnership

ITEM 1A.        Risk Factors

You should carefully consider the risks described below as well as the risks described in “Competition,” “Government Regulation,” and “Taxation of HCP” and elsewhere in this report, which risks are incorporated by reference into this section, before making an investment decision regarding our company. The risks and uncertainties described herein are not the only ones facing us and there may be additional risks that we do not presently know of or that we currently consider not likely to have a significant impact. All of these risks could adversely affect our business, financial condition, results of operations and cash flows.

Risks Related to Our Operators

If our facility operators are unable to operate our properties in a manner sufficient to generate income, they may be unable to make rent and loan payments to us.

The healthcare industry is highly competitive and we expect that it may become more competitive in the future. Our operators are subject to competition from other healthcare providers that provide similar services. Such competition, which has intensified due to overbuilding in some segments in which we operate, has caused the fill-up rate of newly constructed buildings to slow and the monthly rate that many newly built and previously existing facilities were able to obtain for their services to decrease. The profitability of healthcare facilities depends upon several factors, including the number of physicians using the healthcare facilities or referring patients there, competitive systems of healthcare delivery and the size and composition of the population in the surrounding area. Private, federal and state payment programs and the effect of other laws and regulations may also have a significant influence on the revenues and income of the properties. If our operators are not competitive with other healthcare providers and are unable to generate income, they may be unable to make rent and loan payments to us, which could adversely affect our cash flow and financial performance and condition.

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

During 2005, Tenet Healthcare Corporation accounted for approximately 11% of our revenues. According to public disclosures, Tenet is experiencing significant legal, financial and regulatory difficulties. We cannot predict with certainty the impact, if any, of the outcome of these uncertainties on our consolidated financial statements. The failure or inability of Tenet to pay its obligations could materially reduce our revenue, net income and cash flows, which could adversely affect the value of our common stock and could cause us to incur impairment charges or a loss on the sale of the properties.

Our operators are faced with increased litigation and rising insurance costs that may affect their ability to make their lease or mortgage payments.

In some states, advocacy groups have been created to monitor the quality of care at healthcare facilities, and these groups have brought litigation against operators. Also, in several instances, private litigation by patients has succeeded in winning very large damage awards for alleged abuses. The effect of this litigation and potential litigation has been to materially increase the costs of monitoring and reporting quality of care compliance incurred by our operators. In addition, the cost of liability and medical malpractice insurance has increased and may continue to increase so long as the present litigation environment affecting the operations of healthcare facilities continues. Continued cost increases could cause our operators to be unable to make their lease or mortgage payments, potentially decreasing our revenue and increasing our collection and litigation costs. Moreover, to the extent we are required to take back the affected facilities, our revenue from those facilities could be reduced or eliminated for an extended period of time.

Decline in the skilled nursing sector and changes to Medicare and Medicaid reimbursement rates may have significant adverse consequences to us.

Certain of our skilled nursing operators and facilities continue to experience operating problems in part due to a national nursing shortage, increased liability insurance costs, and low levels of Medicare and Medicaid reimbursement. Due to economic challenges facing many states, nursing homes will likely continue to be under-funded. These challenges have had, and may continue to have, an adverse effect on our long-term care facilities and facility operators.

Risks Related to Real Estate Investment and Our Structure

We rely on external sources of capital to fund future capital needs, and if our access to such capital is difficult or on commercially unreasonable terms, we may not be able to meet maturing commitments or make future investments necessary to grow our business.

In order to qualify as a REIT under the Internal Revenue Code, we are required, among other things, to distribute to our stockholders each year at least 90% of our REIT taxable income. Because of this distribution requirement, we may not be able to fund all future capital needs, including capital needs in connection with acquisitions, from cash retained from operations. As a result, we rely on external sources of capital. If we are unable to obtain needed capital at all or only on unfavorable terms from these sources, we might not be able to make the investments needed to grow our business, or to meet our obligations and commitments as they mature, which could negatively affect the ratings of our debt and even, in extreme circumstances, affect our ability to continue operations. Our access to capital depends upon a number of factors over which we have little or no control, including:

•       general market conditions;

•       the market’s perception of our growth potential;

•       our current and potential future earnings and cash distributions; and

•       the market price of the shares of our capital stock.

If we are unable to identify and purchase suitable healthcare facilities at a favorable cost, we will be unable to continue to grow through acquisitions.

Our ability to grow through acquisitions is integral to our business strategy and requires us to identify suitable acquisition candidates that meet our criteria and are compatible with our growth strategy. The acquisition and financing of healthcare facilities at favorable costs is highly competitive. We may not be successful in identifying suitable property or other assets that meet our acquisition criteria or in consummating acquisitions on satisfactory terms or at all. If we cannot identify and purchase a sufficient quantity of healthcare facilities at favorable prices, or if we are unable to finance such acquisitions on commercially favorable terms, our business will suffer.

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

Real estate investments generally cannot be sold quickly. We may not be able to vary our portfolio promptly in response to changes in the real estate market. This inability to respond to changes in the performance of our investments could adversely affect our ability to service our debt. The real estate market is affected by many factors that are beyond our control, including:

•       adverse changes in national and local economic and market conditions;

•       changes in interest rates and in the availability, costs and terms of financing;

•       changes in governmental laws and regulations, fiscal policies and zoning and other ordinances and costs of compliance with laws and regulations;

•       the ongoing need for capital improvements, particularly in older structures;

•       changes in operating expenses; and

•       civil unrest, acts of war and natural disasters, including earthquakes and floods, which may result in uninsured and underinsured losses.

We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. In addition, there are provisions under the federal income tax laws applicable to REITs that may limit our ability to recognize the full economic benefit from a sale of our assets. These factors and any others that would impede our ability to respond to adverse changes in the performance of our properties could have a material adverse effect on our operating results and financial condition.

Transfers of healthcare facilities generally require regulatory approvals, and alternative uses of healthcare facilities are limited.

Because transfers of healthcare facilities may be subject to regulatory approvals not required for transfers of other types of commercial operations and other types of real estate, there may be delays in transferring operations of our facilities to successor operators or we may be prohibited from transferring operations to a successor operator. In addition, substantially all of our properties are healthcare facilities that may not be easily adapted to non-healthcare related uses. If we are unable to transfer properties at times opportune to us, our revenue and operations may suffer.

We may experience uninsured or underinsured losses.

We generally require our operators to secure and maintain comprehensive liability and property insurance that covers us, as well as the operators, on most of our properties. Some types of losses, however, either may be uninsurable or too expensive to insure against. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property. In such an event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. We cannot assure you that material losses in excess of insurance proceeds will not occur in the future.

Increases in interest rates may increase our interest expense and adversely affect our cash flow and our ability to service our indebtedness.

At December 31, 2005, our total consolidated indebtedness was approximately $2.0 billion, of which approximately $295 million, or 15%, is subject to variable interest rates. This variable rate debt had a weighted average interest rate of approximately 5.0% per annum. Increases in interest rates on this variable rate debt would increase our interest expense, which could harm our cash flow and our ability to service our indebtedness.

Loss of our tax status as a REIT would have significant adverse consequences to us.

We currently operate and have operated commencing with our taxable year ended December 31, 1985 in a manner that is intended to allow us to qualify as a REIT for federal income tax purposes under the Internal Revenue Code of 1986, as amended.

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

•       we also could be subject to the federal alternative minimum tax and possibly increased state and local taxes; and

•       unless we are entitled to relief under statutory provisions, we could not elect to be subject to tax as a REIT for four taxable years following the year during which we were disqualified.

In addition, if we fail to qualify as a REIT, all distributions to stockholders would be subject to tax as regular corporate dividends to the extent of our current and accumulated earnings and profits and we would not be required to make distributions to stockholders.

As a result of all these factors, our failure to qualify as a REIT also could impair our ability to expand our business and raise capital, and could adversely affect the value of our common stock.

ITEM 1B.       Unresolved Staff Comments

None

ITEM 2.                Properties

We are organized to invest in income-producing healthcare related facilities. In evaluating potential investments, we consider such factors as:

•       The location, construction quality, condition and design of the property;

•       The geographic area, proximity to other healthcare facilities, type of property and demographic profile;

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

•       Prospects for liquidity through financing or refinancing; and

•       Our cost of capital.

The following summarizes our direct property investments and interests held through consolidated joint ventures and mortgage loans as of and for the year ended December 31, 2005 (square feet and dollars in thousands).

				2005
Facility Location	Number of Facilities	Capacity(1)	Investment(2)	Total Revenues	Total Operating Expenses	NOI(3)
Owned Properties:
Senior Housing Facilities:		(Units)
Arizona	3	550	$35,897	$4,022	$—	$4,022
California	16	1,330	233,900	11,926	180	11,746
Colorado	1	236	38,831	4,198	—	4,198
Florida	25	3,236	279,206	23,543	2,610	20,933
Kansas	3	286	23,490	3,179	3,566	(387)
Michigan	2	570	60,444	5,633	—	5,633
New Jersey	6	433	44,129	3,907	—	3,907
South Carolina	6	646	44,653	4,686	—	4,686
Texas	27	2,792	242,564	26,149	—	26,149
Washington	7	525	76,807	4,614	—	4,614
Other (21 States)	31	2,600	210,248	24,080	2,531	21,549
	127	13,204	$1,290,169	$115,937	$8,887	$107,050
Medical Office Buildings:		(Sq. Ft.)
Arizona	6	287	$41,773	$5,993	$1,728	$4,265
California	11	604	129,881	18,688	5,251	13,437
Colorado	10	579	86,234	6,070	2,386	3,684
Indiana	13	689	75,141	12,694	6,350	6,344
Kentucky	5	566	83,032	6,457	2,289	4,168
Nevada	3	184	41,246	5,097	1,216	3,881
Tennessee	4	418	39,931	5,988	2,454	3,534
Texas	12	974	118,600	15,633	4,625	11,008
Utah	21	897	123,314	16,583	3,801	12,782
Washington	6	586	130,305	20,722	8,663	12,059
Other (12 States)	16	746	113,190	12,973	6,142	6,831
	107	6,530	$982,647	$126,898	$44,905	$81,993
Hospitals:		(Beds)
California	3	745	$199,439	$26,628	$—	$26,628
Florida	2	312	75,719	9,792	—	9,792
Georgia	1	167	61,759	7,485	—	7,485
Idaho	1	22	27,238	3,359	—	3,359
Kansas	2	145	27,021	3,377	—	3,377
Louisiana	2	325	32,289	5,316	—	5,316
Missouri	1	201	36,000	3,850	—	3,850
North Carolina	1	355	72,500	7,833	—	7,833
Texas	4	326	40,188	5,708	—	5,708
Utah	1	139	61,659	6,210	—	6,210
Other (6 States)	8	532	79,642	11,564	—	11,564
	26	3,269	$713,454	$91,122	$—	$91,122

Skilled Nursing Facilities:		(Beds)
California	9	918	$26,896	$3,789	$—	$3,789
Colorado	5	693	22,747	3,090	—	3,090
Florida	8	930	33,140	5,648	—	5,648
Indiana	32	3,764	150,728	18,400	—	18,400
Kentucky	7	532	22,221	3,117	—	3,117
Maryland	3	438	22,123	2,138	—	2,138
Ohio	12	1,543	55,588	8,710	—	8,710
Tennessee	14	2,161	63,853	12,556	—	12,556
Texas	9	1,079	34,705	4,139	—	4,139
Virginia	9	934	63,100	6,157	—	6,157
Other (21 States)	44	5,179	155,452	19,921	—	19,921
	152	18,171	$650,553	$87,665	$—	$87,665
Other Healthcare Facilities		(Sq. Ft.)
Arizona	1	33	$814	$117	$—	$117
California	3	421	86,530	12,075	3,280	8,795
Connecticut	3	137	9,303	1,185	—	1,185
Massachusetts	1	39	4,724	603	—	603
Nevada	1	204	44,266	4,766	—	4,766
Rhode Island	2	75	4,274	520	—	520
Tennessee	2	101	12,991	1,471	—	1,471
Utah	9	549	76,462	9,495	1,911	7,584
Wisconsin	1	32	3,802	391	—	391
	23	1,591	$243,166	$30,623	$5,191	$25,432
Total Owned Properties	435		$3,879,989	$452,245	$58,983	$393,262
Mortgage Loans:
Senior Housing Facilities:		(Units)
Alabama	1	68	$698	$104
Arizona	1	63	1,321	197
Georgia	1	79	1,158	173
North Carolina	1	100	3,356	342
Tennessee	1	67	1,112	166
Other (4 States)	4	160	20,171	2,178
	9	537	$27,816	$3,160
Hospitals:		(Beds)
Texas	2	170	75,086	3,699
New Mexico	1	56	21,390	2,366
	3	226	$96,476	$6,065
Skilled Nursing Facilities:		(Beds)
Colorado	2	362	15,157	1,631
Georgia	2	248	4,400	510
Indiana	1	201	4,129	478
North Carolina	3	384	11,787	1,365
Wisconsin	1	225	6,439	746
Other (5 States)	4	430	9,222	1,084
	13	1,850	$51,134	$5,814
Total Mortgage Loans	25		$175,426	$15,039

(1)             Senior housing facilities are apartment-like facilities and are therefore stated in units (studio, one or two bedroom apartments). Medical office buildings and other healthcare facilities are measured in square feet. Hospitals and skilled nursing facilities are measured by licensed bed count.

(2)             Investment for owned properties represents the carrying amount of real estate assets, including intangibles, after adding back accumulated depreciation and amortization and excludes assets held for sale and classified as discontinued operations. Investment for mortgage loans represents the carrying amount of our investment.

(3)             Net Operating Income from Continuing Operations (“NOI”) is a non-GAAP supplemental financial measure used to evaluate the operating performance of real estate properties. We define NOI as rental revenues, including tenant reimbursements, less property level operating expenses, which exclude depreciation and amortization, general and administrative expenses, impairment, interest expense and discontinued operations. We believe NOI provides investors relevant and useful information because it measures the operating performance of our real estate at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and assess property level performance. We believe that net income is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income as defined by GAAP since it does not reflect the aforementioned excluded items. Further, NOI may not be comparable to that of other real estate investment trusts, as they may use different methodologies for calculating NOI.

The following is summarized unaudited information for HCP MOP as of and for the year ended December 31, 2005 (square feet and dollars in thousands):

				2005
Facility Location	Number of Facilities	Capacity	Joint Venture Investment(1)	Total Revenues	Total Operating Expenses	NOI(2)
		(Sq. Ft.)
Alaska	1	98	$10,374	$2,499	$662	$1,837
California	1	20	4,899	928	338	590
Colorado	1	118	23,630	3,359	1,245	2,114
Florida	13	792	84,149	12,641	5,575	7,066
Louisiana	4	96	171	741	958	(217)
Nevada	5	359	30,385	6,199	2,786	3,413
Tennessee	12	997	84,508	14,995	6,994	8,001
Texas	22	1,627	172,263	30,083	12,745	17,338
Virginia	1	52	1,565	467	310	157
Washington	1	59	4,540	898	350	548
West Virginia	2	68	4,219	976	703	273
	63	4,286	$420,703	$73,786	$32,666	$41,120

(1)             Represents the carrying amount of real estate assets within HPC MOP, including intangibles, after adding back accumulated depreciation and amortization and excludes assets held for sale and classified as discontinued operations.

(2)             Net Operating Income from Continuing Operations (“NOI”) is a non-GAAP supplemental financial measure used to evaluate the operating performance of real estate properties. We define NOI as rental revenues, including tenant reimbursements, less property level operating expenses, which exclude depreciation and amortization, general and administrative expenses, impairments, interest expense and discontinued operations. We believe NOI provides investors relevant and useful information because it measures the operating performance of our real estate at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and assess property level performance. We believe that net income is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income as defined by GAAP since it does not reflect the aforementioned excluded items. Further, NOI may not be comparable to that of other real estate investment trusts, as they may use different methodologies for calculating NOI.

ITEM 3.                Legal Proceedings

On September 26, 2005, the Company filed a lawsuit in Superior Court of California, County of San Diego entitled Health Care Property Investors, Inc. v. Fenton Partners, Fenton & Grust, LLC and SRG Holdco, LP. The Company held an option to acquire certain limited partnership units in SRG Holdco, LP. The Company settled this lawsuit on November 11, 2005. The settlement included a payment to the Company of $1.7 million.

During 2005 and at December 31, 2005, we were not a party to any other material legal proceedings.

ITEM 4.                Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5.                Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)

Our common stock is listed on the New York Stock Exchange. Set forth below for the fiscal quarters indicated are the reported high and low closing prices of our common stock on the New York Stock Exchange. On March 2, 2004, each shareholder received one additional share of common stock for each share they own resulting from a 2-for-1 stock split announced by the Company on January 22, 2004. The stock split has been reflected in all periods presented.

	2005		2004		2003
	High	Low	High	Low	High	Low
First Quarter	$27.45	$23.45	$29.09	$25.30	$19.66	$16.68
Second Quarter	28.43	23.45	28.60	21.68	21.18	16.76
Third Quarter	28.68	25.39	26.00	23.89	23.35	20.84
Fourth Quarter	27.00	24.44	28.85	26.18	25.63	22.52

At January 31, 2006, there were approximately 5,595 stockholders of record and approximately 118,904 beneficial stockholders of our common stock.

It has been our policy to declare quarterly dividends to the common stock shareholders so as to comply with applicable provisions of the Internal Revenue Code governing REITs. The cash dividends per share paid on common stock are set forth below:

	2005	2004	2003
First Quarter	$0.4200	$0.4175	$0.4150
Second Quarter	0.4200	0.4175	0.4150
Third Quarter	0.4200	0.4175	0.4150
Fourth Quarter	0.4200	0.4175	0.4150

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

Each non-managing member unit of HCPI/Indiana is exchangeable for an amount of cash approximating the then-current market value of two shares of our common stock or, at our option, two shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications). HCPI/Indiana relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, in connection with the issuance and sale of the non-managing member units. We have registered 178,904 shares of our common stock for issuance from time to time in exchange for units, and as of December 31, 2005, 75,364 of such shares have been issued in exchange for units.

HCPI/Utah.   On January 25, 1999, we completed the acquisition of a managing member interest in HCPI/Utah, LLC, a Delaware limited liability company (“HCPI/Utah”), in exchange for a cash contribution of approximately $18.9 million. In connection with this acquisition, several entities affiliated with The Boyer Company, L.C. (“Boyer”) contributed a portfolio of 14 medical office buildings (including two ground leaseholds associated therewith) to HCPI/Utah with an aggregate equity value (net of assumed debt) of approximately $18.9 million. In exchange for this capital contribution, the contributing entities received 593,247 non-managing member units of HCPI/Utah. At the initial closing, HCPI/Utah was also granted the right to acquire additional medical office buildings. Four additional buildings have been contributed to HCPI/Utah and the contributing entities received 133,134 non-managing member units of HCPI/Utah. An additional 56,488 non-managing member units were received by the contributing entities as a result of earnout agreements on certain of the buildings.

The Amended and Restated Limited Liability Company Agreement of HCPI/Utah provides that only we are authorized to act on behalf of HCPI/Utah and that we have responsibility for the management of its business.

Each non-managing member unit of HCPI/Utah is exchangeable for an amount of cash approximating the then-current market value of two shares of our common stock or, at our option, two shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications). HCPI/Utah relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, in connection with the issuance and sale of the non-managing member units. We have registered 1,565,738 shares of our common stock for issuance from time to time in exchange for units, and as of December 31, 2005, 454,044 of such shares have been issued in exchange for units.

HCPI/Utah II.   On August 17, 2001, we completed the acquisition of a managing member interest in HCPI/Utah II, LLC, a Delaware limited liability company (“HCPI/Utah II”), in exchange for a cash contribution of approximately $32.8 million. In connection with the acquisition, several entities affiliated with Boyer contributed a portfolio of four medical office buildings, six healthcare laboratory and biotech research facilities (seven buildings are owned through ground leasehold interests) and undeveloped land with an aggregate equity value (net of assumed debt) of approximately $25.7 million to HCPI/Utah II. In exchange for this capital contribution, the contributing entities received 738,923 non-managing member units of HCPI/Utah II. At the initial closing, HCPI/Utah II was also granted the right to acquire eight additional medical office buildings. Subsequent contributions have resulted in the acquisition of six additional buildings. In connection with the contribution of these six additional buildings, the contributing entities received 184,169 non-managing member units subsequent to the initial closing. An additional 93,276 non-managing member units were received by the contributing entities as a result of earnout agreements on certain buildings.

The Amended and Restated Limited Liability Company Agreement of HCPI/Utah II provides that only we are authorized to act on behalf of HCPI/Utah II and that we have responsibility for the management of its business.

Each non-managing member unit of HCPI/Utah II is exchangeable for an amount of cash approximating the then-current market value of two shares of our common stock or, at our option, two shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications). HCPI/Utah II relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, in connection with the issuance and sale of the non-managing member units. We have registered 2,032,736 shares of our common stock for issuance from time to time in exchange for units, and as of December 31, 2005, 408,024 of such shares have been issued in exchange for units.

HCPI/Tennessee.   On October 2, 2003, we completed the acquisition of a managing member interest in HCPI/Tennessee, LLC, a Delaware limited liability company (“HCPI/Tennessee”), in exchange for the contribution of property interests with an aggregate equity value of approximately $7.0 million and

$169,000 in cash. In connection with the formation of the LLC, MedCap Properties, LLC (“MedCap”) contributed certain property interests to HCPI/Tennessee with an aggregate equity value of approximately $48.2 million. In exchange for this capital contribution, MedCap received 1,064,539 non-managing member units of HCPI/Tennessee. MedCap distributed its non-managing member units in HCPI/Tennessee to the owners of MedCap, including Charles A. Elcan, who is now an Executive Vice President of HCP. On October 19, 2005, an unrelated individual contributed, and others sold, interests in seven additional properties to HCPI/Tennessee. In connection with the contribution, the contributing party received 214,872 non-managing member units. HCP contributed cash of $15.3 million to HCPI/Tennessee to fund the purchase of interests and received 299,265 managing member units for the contribution.

The Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee provides that only we are authorized to act on behalf of HCPI/Tennessee and that we have responsibility for the management of its business.

Each non-managing member unit of HCPI/Tennessee is exchangeable for an amount of cash approximating the then-current market value of two shares of our common stock or, at our option, two shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications). HCPI/Tennessee relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, in connection with the issuance and sale of the non-managing member units. We have registered 2,129,078 shares of our common stock for issuance from time to time in exchange for units, and as of December 31, 2005, 58,934 of such shares have been issued in exchange for units.

HCP DR California.   On July 22, 2005, we completed the acquisition of a managing member interest in HCP DR California, LLC, a Delaware limited liability company (“HCP DR California”), in exchange for the contribution of $55.4 million in cash. In connection with the formation of the LLC, several parties contributed a portfolio of certain property interests in four assisted living facilities with an aggregate equity value (net of assumed debt) of approximately $19.1 million. In exchange for this capital contribution, the contributors received 699,454 non-managing member units of HCP DR California.

The Amended and Restated Limited Liability Company Agreement of HCP DR California provides that only we are authorized to act on behalf of HCP DR California and that we have responsibility for the management of its business.

Each non-managing member unit of HCP DR California is exchangeable for an amount of cash approximating the then-current market value of one share of our common stock or, at our option, one share of our common stock (subject to certain adjustments, such as stock splits and reclassifications). HCP DR California relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, in connection with the issuance and sale of the non-managing member units. As of December 31, 2005, we have not registered any shares of our common stock for issuance in exchange for non-managing member units of HCP DR California.

(b)

None.

(c)

The table below sets forth the information with respect to purchases of our common stock made by or on our behalf during the quarter ended December 31, 2005.

Period Covered	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number Of Shares (Or Units) Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number (Or Approximate Dollar Value) Of Shares (Or Units) That May Yet Be Purchased Under The Plans Or Programs
October 1-31, 2005	—	—	—	—
November 1-30, 2005	1,918	$26.43	—	—
December 1-31, 2005	—	—	—	—
Total	1,918	$26.43	—	—

(1)          Represents restricted shares withheld under our Amended and Restated 2000 Stock Incentive Plan, as amended, to offset tax withholding obligations that occur upon vesting of restricted shares. Our Amended and Restated 2000 Stock Incentive Plan, as amended, provides that the value of the shares withheld shall be the closing price of our common stock on the date the relevant transaction occurs.

ITEM 6.                Selected Financial Data

Set forth below is our selected financial data as of and for each of the years in the five year period ended December 31, 2005.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands, except per share data)
Income statement data:
Total revenue	$477,276	$419,552	$368,800	$318,340	$285,256
Income from continuing operations	159,141	154,181	140,306	124,673	101,539
Net income applicable to common shares	151,927	147,910	121,849	112,480	96,266
Income from continuing operations applicable to common shares:
Basic earnings per common share	1.02	1.01	0.83	0.87	0.71
Diluted earnings per common share	1.02	1.00	0.82	0.85	0.71
Net income applicable to common shares:
Basic earnings per common share	1.13	1.12	0.98	0.98	0.89
Diluted earnings per common share	1.12	1.11	0.97	0.96	0.89
Balance sheet data:
Total assets	3,597,265	3,104,526	3,035,957	2,748,417	2,431,153
Debt obligations(1)	1,956,946	1,487,291	1,407,284	1,333,848	1,057,752
Stockholders’ equity	1,399,766	1,419,442	1,440,617	1,280,889	1,246,724
Other data:
Dividends paid	248,389	243,250	223,231	213,349	190,123
Dividends paid per common share	1.68	1.67	1.66	1.63	1.55

(1)          Includes bank line of credit, senior unsecured notes and mortgage debt.

ITEM 7.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Language Regarding Forward-Looking Statements

Statements in this Annual Report that are not historical factual statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The statements include, among other things, statements regarding the intent, belief or expectations of Health Care Property Investors, Inc. and its officers and can be identified by the use of terminology such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “should” and other comparable terms or the negative thereof. In addition, we, through our senior management, from time to time make forward-looking oral and written public statements concerning our expected future operations and other developments. Readers are cautioned that, while forward-looking statements reflect our good faith belief and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties. Actual results may differ materially from the expectations contained in the forward-looking statements as a result of various factors. In addition to the factors set forth under “Risk Factors” in this Annual Report, readers should consider the following:

(a)          Legislative, regulatory, or other changes in the healthcare industry at the local, state or federal level which increase the costs of or otherwise affect the operations of, our tenants and borrowers;

(b)         Changes in the reimbursement available to our tenants and borrowers by governmental or private payors, including changes in Medicare and Medicaid payment levels and the availability and cost of third party insurance coverage;

(c)          Competition for tenants and borrowers, including with respect to new leases and mortgages and the renewal or rollover of existing leases;

(d)         Availability of suitable healthcare facilities to acquire at favorable prices and the competition for such acquisition and financing of healthcare facilities;

(e)          The ability of our tenants and borrowers to operate our properties in a manner sufficient to maintain or increase revenues and to generate sufficient income to make rent and loan payments;

(f)            The financial weakness of some operators, including potential bankruptcies, which results in uncertainties regarding our ability to continue to realize the full benefit of such operators’ leases;

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

Executive Summary

We are a real estate investment trust (“REIT”) that invests in healthcare related properties located throughout the United States. We develop, acquire and manage healthcare real estate, and provide mortgage financing to healthcare providers. We invest directly, often structuring sale-leaseback transactions, and through joint ventures. At December 31, 2005, our real estate portfolio, including assets held through joint ventures and mortgage loans, consisted of interests in 527 facilities located in 42 states.

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

Our strategy contemplates acquiring and developing properties on favorable terms. We attempt to structure transactions that are tax-advantaged and mitigate risks in our underwriting process. Generally, we prefer larger, more complex private transactions that leverage our management team’s experience and our infrastructure. During 2005, we made gross investments of $647 million. These investments had an average first year yield on cost of just over 7.67%. Our 2005 investments of were allocated among the following healthcare sectors: (i) 62% senior housing facilities; (ii) 32% MOBs; and (iii) 6% hospitals.

We follow a disciplined approach to enhancing the value of our existing portfolio, including the ongoing evaluation of properties for potential disposition that no longer fit our strategy. We sold interests in 20 properties during 2005 for $71 million and had seven properties with a carrying amount of $5 million classified as held for sale at year end.

We primarily generate revenue by leasing healthcare related properties under long-term operating leases. Most of our rents are received under triple-net leases; however, Medical Office Building (“MOB”) rents are typically structured as gross or modified gross leases. Accordingly, for MOBs we incur certain property operating expenses, such as real estate taxes, repairs and maintenance, property management fees, utilities and insurance. Our growth depends, in part, on our ability to (i) increase rental income by increasing occupancy levels and rental rates, (ii) maximize tenant recoveries given underlying lease structures, and (iii) control operating and other expenses. Our operations are impacted by property specific, market specific, general economic and other conditions.

Access to external capital on favorable terms is critical to the success of our strategy. We attempt to match the long-term duration of our leases with long-term fixed rate financing. At December 31, 2005, 15% of our consolidated debt is at variable interest rates. We intend to maintain an investment grade rating on our fixed income securities and manage various capital ratios and amounts within appropriate parameters. As of December 31, 2005, our senior debt is rated BBB+ by both Standard & Poor’s and Fitch Ratings and Baa2 by Moody’s Investors Service.

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

2005 Overview

Real Estate Transactions

During 2005, the Company acquired interests in properties and made secured loans aggregating $647 million with an average yield of 7.7%. Our 2005 investments were made in the following healthcare sectors: (i) 62% senior housing facilities; (ii) 32% medical office buildings; and (iii) 6% hospitals. 2005 investments included the following:

•       On April 20, 2005, we acquired five assisted living facilities for $58 million through a sale-leaseback transaction. These facilities have an initial lease term of 15 years, with two ten-year renewal options.

The initial annual lease rate is 9.0% with annual escalators based on the Consumer Price Index (“CPI”) that have a floor of 2.75%. These properties are included in a master lease that has 21 properties leased to the operator.

•       On April 28, 2005, we acquired five medical office buildings for $81 million, including assumed debt valued at $29 million. The initial yield is 7.0%, with two properties currently in lease-up. The yield following lease-up is expected to be 8.2%. The medical office buildings include approximately 537,000 rentable square feet.

•       On July 1, 2005, we acquired an assisted living facility for $16 million through a sale-leaseback transaction. The facility has an initial lease term of 15 years, with two ten-year renewal options. The initial annual lease rate is 8.75% with annual CPI-based escalators that have a floor of 2.75%.

•       On July 22, 2005, we acquired twelve independent and assisted living facilities for approximately $252 million, including assumed debt and non-managing member LLC units (“DownREIT units”) valued at $52 million and $19 million, respectively, through a sale-leaseback transaction. These facilities have an initial lease term of 15 years, with three ten-year renewal options. The initial annual lease rate is 7.1% with annual CPI-based escalators that have a floor of 3%.

•       On August 31, 2005, we acquired five assisted living facilities for $41 million through a sale-leaseback transaction. These facilities have an initial lease term of 15 years, with two ten-year renewal options. The initial annual lease rate is 8.5% with annual CPI-based escalators that have a floor of 2.75%. These properties are included in a master lease that has 21 properties leased to the operator.

•       On October 19, 2005, we acquired seven medical office buildings for $51 million, including assumed debt and DownREIT units valued at $24 million and $11 million, respectively. The medical office buildings include approximately 351,000 rentable square feet and have an initial yield of 8.2%.

•       On December 22, 2005, we acquired two independent and assisted living facilities for $18 million through a sale-leaseback transaction. The facilities have an initial lease term of 15 years, with two ten-year renewal options. The initial annual lease rate is 8.5% with annual CPI-based escalators that have a floor of 2.75%. These properties are included in a master lease that has 21 properties leased to the operator.

•       On December 23, 2005, we acquired two medical office buildings for $25 million. The medical office buildings include approximately 152,000 rentable square feet and have an initial yield of 7.4%.

•       On December 28, 2005, we closed a $40 million loan secured by a hospital in Texas. The note bears interest at 8.75% per annum. Subject to certain performance conditions, we may fund an additional $10 million under the existing loan agreement.

•       During 2005, we sold interests in 20 properties for $71 million and recognized gains of $10 million.

Capital Markets Transactions

•       On April 27, 2005, we issued $250 million of 5.625% senior unsecured notes due 2017. The notes were priced at 99.585% of the principal amount with an effective yield of 5.673%. We received proceeds of $247 million, which were used to repay outstanding indebtedness and for general corporate purposes.

•       On September 16, 2005, we issued $200 million of 4.875% senior unsecured notes due 2010. The notes were priced at 99.567% of the principal amount with an effective yield of 4.974%. We received net proceeds of $198 million, which were used to repay outstanding indebtedness and for general corporate purposes.

•  During the year ended December 31, 2005, we issued approximately 878,000 shares of our common stock under our Dividend Reinvestment and Stock Purchase Plan at an average price per share of $25.80 for proceeds of $23 million.

Other Events

•  Quarterly dividends paid during 2005 aggregated to $1.68 per share. On February 6, 2006, we announced that our Board of Directors declared a quarterly common stock cash dividend of $0.425 per share. The common stock dividend will be paid on February 23, 2006, to stockholders of record as of the close of business on February 13, 2006. This dividend equals $1.70 per share on an annualized basis. Our Board of Directors has determined to continue its policy of considering dividend increases on an annual rather than quarterly basis.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”), requires management to use judgment in the application of accounting policies, including making estimates and assumptions. Our judgments are based on our experience, interpretation of the facts and circumstances, and on various other estimates and assumptions believed to be reasonable under the circumstances. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied resulting in a different presentation of our financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain.

Use of Estimates

Management is required to make estimates and assumptions in the preparation of financial statements in conformity with GAAP. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ.

Principles of Consolidation

Our consolidated financial statements include the accounts of HCP, its wholly owned subsidiaries and its controlled, through voting rights or other means, joint ventures. All material intercompany transactions and balances have been eliminated in consolidation.

We have adopted Interpretation No. 46R, Consolidation of Variable Interest Entities, as revised (“FIN 46R”), effective January 1, 2004 for variable interest entities created before February 1, 2003 and effective in fiscal year 2003 for variable interest entities created after January 31, 2003. FIN 46R provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and the determination of which business enterprise is the primary beneficiary of the VIE. A variable interest entity is broadly defined as an entity where either (i) the equity investors as a group, if any, do not have a controlling financial interest or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional financial support. We consolidate investments in VIEs when it is determined that we are the primary beneficiary of the VIE at either the creation of the variable interest entity or upon the occurrence of a reconsideration event. The adoption of

FIN 46R resulted in the consolidation of five joint ventures with aggregate assets of $18.5 million, effective January 1, 2004, that were previously accounted for under the equity method. The consolidation of these joint ventures did not have a significant effect on our consolidated financial statements or results of operations.

We adopted Emerging Issues Task Force Issue (“EITF”) 04-5, Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights (“EITF 04-5”), effective June 2005. The issue concludes as to what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would otherwise consolidate the limited partnership in accordance with GAAP. The assessment of limited partners’ rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if (i) there is a change to the terms or in the exercisability of the rights of the limited partners, (ii) the sole general partner increases or decreases its ownership of limited partnership interests, or (iii) there is an increase or decrease in the number of outstanding limited partnership interests. This EITF also applies to managing members in limited liability companies. The adoption of EITF 04-5 did not have an impact on our consolidated financial position or results of operations.

Investments in entities which we do not consolidate but for which we have the ability to exercise significant influence over operating and financial policies are reported under the equity method. Generally, under the equity method of accounting, our share of the investee’s earnings or loss is included in our operating results.

Revenue Recognition

Rental income from tenants is recognized in accordance with GAAP, including Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). For leases with minimum scheduled rent increases, we recognize income on a straight-line basis over the lease term when collectibility is reasonably assured. Recognizing rental income on a straight-line basis for leases results in recognized revenue exceeding amounts contractually due from tenants. Such cumulative excess amounts are included in other assets and were $18.4 million and $11.0 million, net of allowances, at December 31, 2005 and 2004, respectively. In the event we determine that collectibility of straight-line rents is not reasonably assured, we limit future recognition to amounts contractually owed, and, where appropriate, we establish an allowance for estimated losses. Certain leases provide for additional rents based upon a percentage of the facility’s revenue in excess of specified base periods or other thresholds. Such revenue is deferred until the related thresholds are achieved.

We monitor the liquidity and creditworthiness of our tenants and borrowers on an ongoing basis. This evaluation considers industry and economic conditions, property performance, security deposits and guarantees, and other matters. We establish provisions and maintain an allowance for estimated losses resulting from the possible inability of its tenants and borrowers to make payments sufficient to recover recognized assets. For straight-line rent amounts, our assessment is based on income recoverable over the term of the lease. At December 31, 2005 and 2004, we had an allowance of $21.6 million and $15.8 million, respectively, included in other assets, as a result of our determination that collectibility is not reasonably assured for certain straight-line rent amounts.

Real Estate

Real estate, consisting of land, buildings, and improvements, is recorded at cost. We allocate the cost of the acquisition to the acquired tangible and identified intangible assets and liabilities, primarily lease related intangibles, based on their estimated fair values in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations.

We assess fair value based on estimated cash flow projections that utilize appropriate discount and/or capitalization rates, third party appraisals, and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.

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

Results of Operations

Comparison of the year ended December 31, 2005 to the year ended December 31, 2004

Rental and other revenue.   MOB rental revenue increased 35% to $126.9 million for the year ended December 31, 2005. The increase in MOB rental revenue of $33.2 million primarily relates to the additive effect of our acquisitions in 2005 and 2004, which contributed $26.7 million to rental revenues year over year.

Triple-net lease rental revenues increased 13% to $325.3 million for the year ended December 31, 2005. The increase in triple-net lease rental revenue of $37.7 million primarily relates to the additive effect of our acquisitions in 2005 and 2004, as detailed below:

	Triple-net lease rental revenue resulting from acquisitions— for the year ended December 31,
Property Type	2005	2004	Change
	(in thousands)
Senior housing facilities	$44,980	$14,183	$30,797
Other healthcare facilities	6,091	5,566	525
Total	$51,071	$19,749	$31,322

We also recognized $5.7 million of rental income during the fourth quarter of 2004 resulting from a change in estimate related to the collectibility of straight-line rental income from ARC. Additionally, included in triple-net lease rental revenues are facility level operating revenues for five senior housing properties that were previously leased on a net basis. Periodically tenants default on their leases, which cause us to take temporary possession of the operations of the facility. We contract with third party managers to manage these properties until a replacement tenant can be identified or the property can be sold. The operating revenues and expenses for these properties are included in triple-net lease rental revenues and operating expenses, respectively. The increase in reported revenues for these facilities of $3.6 million to $7.7 million for the year ended December 31, 2005, was primarily due to us taking possession of two of these properties in 2005 and increases in overall occupancy of such properties.

Equity income (loss).   Equity income decreased to a loss of $1.1 million primarily due to our investment in HCP MOP, for which we recorded equity losses of $1.4 million and equity income of $1.5 million for 2005 and 2004, respectively. During the years ended December 31, 2005 and 2004, HCP MOP revised its purchase price allocation and attributed more of the purchase price of the properties acquired from MedCap Properties, LLC to below-market lease intangibles and other intangibles from real estate assets. Lease intangibles generally amortize over a shorter period of time relative to tangible real estate assets. The decrease in the equity income from our investment in HCP MOP was primarily due to the revisions to the purchase price allocations referred to above. Additionally, HCP MOP incurred repairs and other related expenses for damages caused by hurricanes Katrina and Rita of $1.4 million during the year ended December 31, 2005. See Note 7 to the Consolidated Financial Statements for additional information on HCP MOP.

Interest and other income.   Interest and other income decreased 27% to $26.2 million for the year ended December 31, 2005. The change reflects a reduced level of loans receivable following an $83 million repayment from ARC and a $17 million repayment from Emeritus during the third quarter of 2004. The decrease in interest and other income was partially offset by gains from the sale of various investments of $4.5 million in 2005. The gains from these investments were primarily the result of the sale of securities in 2005, which were acquired in conjunction with real estate and or leasing transactions we completed in previous years. During the year ended December 31, 2005 and 2004, we also recognized management and other fees from HCP MOP of $3.1 million in each period.

Interest expense.   Interest expense increased 22% to $107.2 million for the year ended December 31, 2005. The increase was due to the issuance of $450 million of senior notes payable in April and September of 2005, and the assumption of $113.5 million of mortgage notes payable in connection with the acquisitions of real estate properties, which resulted in increased borrowing levels, and an overall increase in short-term variable rates. The table below sets forth information with respect to our debt as of December 31, 2005 and 2004:

	As of December 31,
	2005	2004
	(dollars in thousands)
Balance:
Fixed rate	$1,663,166	$1,153,012
Variable rate	295,265	337,010
Total	$1,958,431	$1,490,022
Percent of total debt:
Fixed rate	85%	77%
Variable rate	15%	23%
Total	100%	100%
Weighted average interest rate at end of period:
Fixed rate	6.33%	6.76%
Variable rate	4.95%	3.09%
Total weighted average rates	6.14%	5.93%

Depreciation and amortization.   Real estate depreciation and amortization increased 26% to $106.9 million for the year ended December 31, 2005. The increase in depreciation and amortization of $21.8 million primarily relates to the additive effect of our acquisitions in 2005 and 2004, as detailed below:

	Depreciation and amortization resulting from acquisitions— for the year ended December 31,
Property Type	2005	2004	Change
	(in thousands)
Senior housing facilities	$15,697	$5,258	$10,439
Medical office buildings	10,981	651	10,330
Other healthcare facilities	810	766	44
Total	$27,488	$6,675	$20,813

Operating expenses.   Operating costs increased 39% to $59.0 million for the year ended December 31, 2005. Operating costs are predominantly related to MOB properties that are leased under gross or modified gross lease agreements where we share certain costs with tenants. Additionally, we contract with third party property managers for most of our MOB properties. Accordingly, the number of properties in our MOB portfolio directly impacts operating costs. The increase in operating expenses of $16.5 million primarily relates to the effect of our acquisitions in 2005 and 2004, as detailed below:

	Operating expenses resulting from acquisitions— for the year ended December 31,
Property Type	2005	2004	Change
	(in thousands)
Medical office buildings	$11,796	$662	$11,134
Other healthcare facilities	2,187	2,064	123
Total	$13,983	$2,726	$11,257

Additionally, included in operating expenses are facility level operating expenses for five senior housing properties that were previously leased on a net basis. Periodically tenants default on their leases which cause us to take temporary possession of the operations of the facility. We contract with third party managers to manage these properties until a replacement tenant can be identified or the property can be sold. The revenues and expenses for these properties are included in triple-net lease rental revenues and operating expenses, respectively. The increase in reported operating expenses for these facilities of $3.6 million to $8.7 million for the year ended December 31, 2005, was primarily due to us taking possession of two of these properties in 2005 and an increase in the overall occupancy of such properties.

The presentation of expenses between general and administrative and operating expenses is based on the underlying nature of the expense. Periodically, we review the classification of expenses between categories and make revisions based on changes in the underlying nature of the expense.

General and administrative expenses.   General and administrative expenses decreased 13% to $32.1 million for the year ended December 31, 2005. The decrease was due to higher costs in 2004 primarily resulting from $1.5 million of income tax expense on income from certain assets held in a taxable REIT subsidiary, the implementation of a new information system, considerable resources that were expended towards initial compliance with certain regulatory requirements, principally Section 404 of the Sarbanes-Oxley Act of 2002, $0.7 million in expenses associated with the relocation of our corporate offices to Long Beach, California in 2004 and a charge of $1.6 million related to the settlement of a lawsuit filed against us by our former Executive Vice President and Chief Financial Officer. Offsetting the decrease from 2004 was an increase in compensation related expenses due to an increase in full-time employees from 74 at December 31, 2004, to 83 at December 31, 2005.

Discontinued operations.   Income from discontinued operations for the year ended December 31, 2005 was $13.9 million compared to $14.9 million for the comparable period in the prior year. The change is due to a decline in the carrying value of assets disposed from $151 million in 2004 to $54 million in 2005, and resulted in a decrease in the year over year gains on sale of real estate of $10.9 million and a related decline of operating income of $5.8 million associated with discontinued operations. The changes in net gain on sale and operating income were predominantly offset by a year over year reduction of impairment charges of $15.8 million.

Comparison of the year ended December 31, 2004 to the year ended December 31, 2003

Rental and other revenue.   MOB rental revenue increased 22% to $93.7 million for the year ended December 31, 2004. The increase in MOB rental revenue of $17.2 million primarily relates to the additive effect of our acquisitions in 2004 and 2003, which contributed $14.7 million to rental revenues year over year.

Triple-net lease rental revenues increased 19% to $287.6 million for the year ended December 31, 2004. The increase in triple-net lease rental revenue of $46.1 million primarily relates to the additive effect of our acquisitions in 2004 and 2003, as detailed below:

	Triple-net lease rental revenue resulting from acquisitions— for the year ended December 31,
Property Type	2004	2003	Change
	(in thousands)
Senior housing facilities	$34,672	$6,016	$28,656
Other healthcare facilities	5,931	252	5,679
Total	$40,603	$6,268	$34,335

We also recognized $5.7 million of rental income during the fourth quarter of 2004 resulting from a change in estimate related to the collectibility of straight-line rental income from ARC. The consolidation of five joint ventures upon the adoption of FIN 46R, effective January 2004, increased reported triple-net lease rental income by approximately $2.8 million.

Equity income (loss).   Equity income decreased 25% to $2.2 million primarily due to our acquisition of four retirement living facilities in September 2003 which were accounted for under the equity method. This was offset by higher HCP MOP interest expense following HCP MOP obtaining $288 million of non-recourse mortgage debt in early 2004. During 2004 and 2003, we recognized $1.5 million and $1.7 million of equity income from HCP MOP, respectively. At December 31, 2004, 100 properties were held by unconsolidated joint ventures, including HCP MOP, compared to 115 properties at December 31, 2003.

Interest and other income.   Interest and other income decreased 25% to $36.1 million for the year ended December 31, 2004. The change reflects the net effects of (i) $4.6 million of revenue from the recognition of ARC interest income upon the repayment by ARC during 2004 of $83 million of debt and accrued interest thereon, and (ii) a reduced level of loans receivable following the aforementioned repayment from ARC and a $17 million repayment from Emeritus. During 2004 and 2003, we also recognized management and other fees from HCP MOP of $3.1 million and $2.5 million, respectively. Other income in 2003 includes a $3.4 million tax related accrual reversal related to our 1999 acquisition of American Health Properties.

Interest expense.   Interest expense decreased 1% to $87.6 million for the year ended December 31, 2004. The change was due to a decrease in overall interest rates, offset by minor increases in borrowing levels. The table below sets forth information with respect to our debt as of December 31, 2004 and 2003:

	As of December 31,
	2004	2003
	(dollars in thousands)
Balance:
Fixed rate	$1,153,012	$1,209,154
Variable rate	337,010	202,075
Total	$1,490,022	$1,411,229
Percent of total debt:
Fixed rate	77%	86%
Variable rate	23%	14%
Total	100%	100%
Weighted average interest rate at end of period:
Fixed rate	6.76%	7.07%
Variable rate	3.09%	2.07%
Total weighted average rates	5.93%	6.35%

Depreciation and amortization.   Real estate depreciation and amortization increased 19% to $85.1 million for the year ended December 31, 2004. The increase in depreciation and amortization of $13.5 million primarily relates to our acquisitions in 2004 and 2003, as detailed below:

	Depreciation and amortization resulting from acquisitions— for the year ended December 31,
Property Type	2004	2003	Change
	(in thousands)
Senior housing facilities	$11,055	$1,892	$9,163
Medical office buildings	4,221	913	3,308
Other healthcare facilities	894	96	798
Total	$16,170	$2,901	$13,269

Operating expenses.   Operating costs increased 24% to $42.5 million for the year ended December 31, 2004. Operating costs are predominantly related to MOB properties that are leased under gross or modified gross lease agreements where we share certain costs with tenants. Additionally, we contract with third party property managers for most of our MOB properties. Accordingly, the number of properties in our MOB portfolio directly impacts operating costs. The increase in operating expenses of $8.2 million primarily relates to the effect of our acquisitions in 2004 and 2003, as detailed below:

	Operating expenses resulting from acquisitions— for the year ended December 31,
Property Type	2004	2003	Change
	(in thousands)
Medical office buildings	$6,107	$864	$5,243
Other healthcare facilities	2,064	—	2,064
Total	$8,171	$864	$7,307

The presentation of expenses between general and administrative and operating expenses is based on the underlying nature of the expense. Periodically, we review the classification of expenses between categories and make revisions based on changes in the underlying nature of the expense.

General and administrative expenses.   General and administrative expenses increased 63% to $36.7 million for the year ended December 31, 2004. The increase was due to higher costs in 2004 primarily resulting from income tax expense of $1.5 million on income from certain assets held in a taxable REIT subsidiary and the implementation of a new information system and considerable resources that were expended towards initial compliance with certain regulatory requirements, principally Section 404 of the Sarbanes-Oxley Act of 2002. Also contributing to the increase was $0.7 million in expenses associated with the move of our corporate offices to Long Beach, California and a charge of $1.6 million related to the settlement of a lawsuit filed against us by our former Executive Vice President and Chief Financial Officer.

Discontinued operations.   Income from discontinued operations for the year ended December 31, 2004, was $14.9 million compared to $18.3 million for the comparable period in the prior year. The change is primarily due to an increase in impairment charges of $3.9 million year over year. The year over year increase in gains on sale of $8.9 million was predominantly offset by comparable period decrease in operating income of $8.5 million.

Liquidity and Capital Resources

Our principal liquidity needs are to (i) fund normal operating expenses, (ii) meet debt service requirements, (iii) fund capital expenditures including tenant improvements and leasing costs, (iv) fund acquisition and development activities, and (v) make minimum distributions required to maintain our REIT qualification under the Internal Revenue Code, as amended.

We believe these needs will be satisfied using cash flows generated by operations and provided by financing activities. We intend to repay maturing debt with proceeds from future debt and/or equity offerings and anticipate making future investments dependent on the availability of cost-effective sources of capital. We use the public debt and equity markets as our principal source of financing. As of December 31, 2005, our senior debt is rated BBB+ by both Standard & Poor’s Ratings Group and Fitch Ratings and Baa2 by Moody’s Investors Service.

Net cash provided by operating activities was $282.1 million and $272.5 million for 2005 and 2004, respectively. Cash flow from operations reflects increased revenues offset by higher costs and expenses, and changes in receivables, payables, accruals, and deferred revenue. Our cash flows from operations are dependent upon the occupancy level of multi-tenant buildings, rental rates on leases, our tenants’ performance on their lease obligations, the level of operating expenses, and other factors.

Net cash used in investing activities was $414.8 million during 2005 and principally reflects the net effect of: (i) $64.6 million received from the sale of several facilities, (ii) $447.2 million principally used to fund acquisitions and construction of real estate, (iii) $53.3 million used to fund investments in loans receivable and (iv) $19.1 million in principal repayments received on loans. During 2005 and 2004, we used $7.1 million and $3.4 million to fund lease commissions and tenant and capital improvements, respectively.

Net cash provided by financing activities was $137.1 million for 2005 and includes proceeds of $45.2 million from common stock issuances, and $445.5 million from senior note issuances. These proceeds were partially offset by: (i) the repayment of $31.0 million of senior notes, (ii) net repayment of $41.5 million of our line of credit, (iii) payment of common and preferred dividends aggregating $248.4 million, and (iv) repayments on mortgage debt of $17.9 million. In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income to our shareholders. Accordingly, we intend to continue to make regular quarterly distributions to holders of our common and preferred stock.

At December 31, 2005, we held approximately $11.9 million in deposits and $44.2 million in irrevocable letters of credit from commercial banks securing tenants’ lease obligations and borrowers’ loan obligations. We may draw upon the letters of credit or depository accounts if there are defaults under the related leases or loans. Amounts available under letters of credit could change based upon facility operating conditions and other factors and such changes may be material.

Bank Line of Credit, Mortgage Debt and Senior Unsecured Notes

At December 31, 2005, we had the following outstanding debt:

Bank line of credit.   Borrowings under our $500 million three-year bank line of credit were $258.6 million with an interest rate of 5.01% at December 31, 2005. Borrowings under the bank line of credit accrue interest at 65 basis points over the London Inter Bank Offering Rate (“LIBOR”) with a 15 basis point facility fee. In addition, a negotiated rate option, whereby the lenders participating in the credit facility bid on the interest to be charged and which may result in a reduced interest rate, is available for up to 50% of borrowings. The credit facility also contains an “accordion” feature allowing borrowings to be increased by $100 million in certain conditions.

The credit agreement contains certain financial restrictions and requirements customary in transactions of this type. The more significant covenants, using terms defined in the agreement, limit the ratios of (i) Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) Secured Debt to Consolidated Total Asset Value to 30% and (iii) Unsecured Debt to Consolidated Unencumbered Asset Value to 60%. We must also maintain (i) a Fixed Charge Coverage ratio, as defined, of 1.75 times and (ii) a formula-determined Minimum Tangible Net Worth. As of December 31, 2005, we were in compliance with each of these restrictions and requirements.

Mortgage debt.   At December 31, 2005, we had $236.1 million in mortgage debt secured by 38 healthcare facilities with a carrying amount of $384.5 million. Interest rates on the mortgage notes ranged from 2.75% to 9.32% with a weighted average rate of 7.05% at December 31, 2005.

The instruments encumbering the properties restrict title transfer of the respective properties subject to the terms of the mortgage, prohibit additional liens, require payment of real estate taxes, maintenance of the properties in good condition and maintenance of insurance on the properties and include a requirement to obtain lender consent to enter into material tenant leases.

Senior unsecured notes.   At December 31, 2005 we had $1.5 billion in aggregate principal amount of senior unsecured notes outstanding. Interest rates on the notes ranged from 4.875% to 7.875% with a weighted average rate of 6.23% at December 31, 2005.

On April 27, 2005, we issued $250 million of 5.625% senior unsecured notes due in 2017. The notes were priced at 99.585% of the principal amount with an effective yield of 5.673%. We received proceeds of $247 million, which were used to repay outstanding indebtedness and for general corporate purposes.

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

On September 16, 2005, we issued $200 million of 4.875% senior unsecured notes due in 2010. The notes were priced at 99.567% of the principal amount with an effective yield of 4.974%. We received net proceeds of $198 million, which were used to repay outstanding indebtedness and for other general corporate purposes.

During the year ended December 31, 2005, we repaid $31 million of maturing senior unsecured notes which accrued interest at a rate of 7.5%. These notes were repaid with funds available under our bank line of credit.

Debt Maturities

The following table summarizes our stated debt maturities and scheduled principal repayments at December 31, 2005 (in thousands):

Year	Amount
2006	$140,228
2007	409,362
2008	19,922
2009	10,814
2010	271,595
Thereafter	1,106,510
$1,958,431

Equity

At December 31, 2005, we had outstanding 4,000,000 shares of 7.25% Series E cumulative redeemable preferred stock, 7,820,000 shares of 7.10% Series F cumulative redeemable preferred stock, and 136 million shares of common stock.

During the year ended December 31, 2005, we issued approximately 878,000 shares of our common stock under our Dividend Reinvestment and Stock Purchase Plan at an average price per share of $25.80 for proceeds of $22.6 million. We also received $22.9 million in proceeds from stock option exercises. At December 31, 2005, stockholders’ equity totaled $1.4 billion and our equity securities had a market value of $3.9 billion.

As of December 31, 2005, there were a total of 3.4 million DownREIT units outstanding in five limited liability companies in which we are the managing member (i) HCPI/Tennessee, LLC;

(ii) HCPI/Utah, LLC; (iii) HCPI/Utah II, LLC; (iv) HCPI/Indiana, LLC; and (v) HCP DR California, LLC. The DownREIT units are exchangeable for an amount of cash approximating the then-current market value of shares of our common stock or, at our option, shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications). The 3.4 million DownREIT units outstanding at December 31, 2005, are convertible into 6.0 million shares of our common stock.

As of December 31, 2005, we had $1.06 billion available for future issuances of debt and equity securities under a shelf registration statement filed with the Securities and Exchange Commission. These securities may be issued from time to time in the future based on our needs and the then-existing market conditions

Off-Balance Sheet Arrangements

We own interests in certain unconsolidated joint ventures, including HCP MOP, as described under Note 7 to the Consolidated Financial Statements. Except in limited circumstances, our risk of loss is limited to our investment carrying amount and any outstanding loans receivable.

We have no other material off balance sheet arrangements that we expect to materially affect our liquidity and capital resources except these described under “Contractual Obligations.”

Contractual Obligations

The following table summarizes our material contractual payment obligations and commitments at December 31, 2005 (in thousands):

	One Year or Less	2007-2008	2009-2010	More than Five Years	Total
Unsecured senior notes and mortgage debt	$140,228	$170,684	$282,409	$1,106,510	$1,699,831
Revolving line of credit	—	258,600	—	—	258,600
Acquisition and construction commitments	32,561	—	—	—	32,561
Operating leases	1,353	2,777	2,874	117,760	124,764
Interest payments	98,954	173,439	163,837	319,820	756,050
Total	$273,096	$605,500	$449,120	$1,544,090	$2,871,806

Inflation

Our leases often provide for either fixed increases in base rents or indexed escalators, based on the Consumer Price Index or other measures, and/or additional rent based on increases in the tenant’s revenue from the facility. Substantially all of our MOB leases require the tenant to pay a share of property operating costs such as real estate taxes, insurance, utilities, etc. We believe that inflationary increases in expenses will be offset, in part, by the tenant expense reimbursements and contractual rent increases described above.

New Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements for the impact of new accounting standards.

ITEM 7A.        Quantitative and Qualitative Disclosures About Market Risk

At December 31, 2005, we are exposed to market risks related to fluctuations in interest rates on $57.3 million of variable rate mortgage notes payable, $258.6 million of variable rate bank debt and $25.0 million of variable rate senior unsecured notes. Of the $57.3 million of variable rate mortgage notes payable outstanding, $45.6 million has been hedged through interest rate swap contracts. We do not have any, and do not plan to enter into, derivative financial instruments for trading or speculative purposes. Of our consolidated debt of $2.0 billion at December 31, 2005, excluding the $45.6 million of variable rate debt where the rates have been hedged to fixed rates, approximately 15% is at variable interest rates.

Fluctuation in the interest rate environment will not affect our future earnings and cash flows on our fixed rate debt until that debt must be replaced or refinanced. However, interest rate changes will affect the fair value of our fixed rate instruments and our hedge contracts. Conversely, changes in interest rates on variable rate debt would change our future earnings and cash flows, but not affect the fair value of those instruments. Assuming a one percentage point increase in the interest rate related to the variable-rate debt and related swap contracts, and assuming no change in the outstanding balance as of December 31, 2005, interest expense for 2005 would increase by approximately $3 million, or $0.02 per common share on a diluted basis.

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

	Maturity
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
	(dollars in thousands)
Loans Receivable:
Secured loans receivable	$64,130	$8,290	$724	$5,480	$45,654	$51,148	$175,426	$202,695
Weighted average interest rate	11.44%	12.25%	10.50%	12.23%	11.16%	8.64%	10.61%
Liabilities:
Variable rate debt:
Bank notes payable	$—	$258,600	$—	$—	$—	$—	$258,600	$258,600
Weighted average interest rate	—	5.01%	—	—	—	—	5.01%
Senior notes payable	$—	$—	$—	$—	$—	$25,000	$25,000	$25,000
Weighted average interest rate	—	—	—	—	—	5.39%	5.39%
Mortgage notes payable	$—	$—	$—	$—	$—	$11,665	$11,665	$11,665
Weighted average interest rate	—	—	—	—	—	2.75%	2.75%
Fixed rate debt:
Senior notes payable	$135,000	$140,000	$—	$—	$206,421	$962,000	$1,443,421	$1,466,591
Weighted average interest rate	6.70%	7.49%	—	—	4.93%	6.24%	6.22%
Mortgage notes payable	$—	$5,434	$15,391	$5,920	$68,645	$124,355	$219,745	$247,303
Weighted average interest rate	—	8.03%	7.18%	7.17%	8.19%	6.76%	7.08%

ITEM 8.                Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements.

ITEM 9.                Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

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

As required by Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. Based on the foregoing, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting.   There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2005 to which this report relates that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting.   Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, has been attested to by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Health Care Property Investors, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Health Care Property Investors, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Health Care Property Investors, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Health Care Property Investors, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Health Care Property Investors, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Health Care Property Investors, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005 and the related schedule, and our report dated February 10, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Irvine, California
February 10, 2006

PART III

ITEM 10.         Directors and Executive Officers of the Registrant

Our executive officers were as follows on February 10, 2006:

Name	Age	Position
James F. Flaherty III	48	Chairman and Chief Executive Officer
Charles A. Elcan	42	Executive Vice President—Medical Office Properties
Paul F. Gallagher	45	Executive Vice President—Portfolio Strategy
Stephen R. Maulbetsch	48	Executive Vice President—Strategic Development
Edward J. Henning	52	Senior Vice President—General Counsel and Corporate Secretary
Scott F. Kellman	49	Senior Vice President—Business Development
Talya Nevo-Hacohen	46	Senior Vice President—Capital Markets and Treasurer
Mark A. Wallace	48	Senior Vice President and Chief Financial Officer

We hereby incorporate by reference the information appearing under the captions “Board of Directors and Executive Officers,” “Code of Business Conduct,” “Board of Directors and Executive Officers—Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s definitive proxy statement relating to its Annual Meeting of Stockholders to be held on May 11, 2006.

The Company has filed, as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2005, the certifications of its Chief Executive Officer and Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2004.

On June 10, 2005, the Company submitted to the New York Stock Exchange the Annual CEO Certification required pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

ITEM 11.         Executive Compensation

We hereby incorporate by reference the information under the captions “Executive Compensation” and “Table of Equity Compensation Plan Information” in the Registrant’s definitive proxy statement relating to its Annual Meeting of Stockholders to be held on May 11, 2006.

ITEM 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We hereby incorporate by reference the information under the captions “Principal Stockholders” and “Board of Directors and Executive Officers” in the Registrant’s definitive proxy statement relating to its Annual Meeting of Stockholders to be held on May 11, 2006.

ITEM 13.         Certain Relationships and Related Transactions

We hereby incorporate by reference the information under the captions “Certain Transactions” and “Compensation Committee Interlocks and Insider Participation” in the Registrant’s definitive proxy statement relating to its Annual Meeting of Stockholders to be held on May 11, 2006.

ITEM 14.         Principal Accountant Fees and Services

We hereby incorporate by reference under the caption “Audit and Non-Audit Fees” in the Registrant’s definitive proxy statement relating to its Annual Meeting of Shareholders to be held on May 11, 2006.

ITEM 15.         Exhibits, Financial Statements and Financial Statement Schedules

a)(1)	Financial Statements:
Report of Independent Registered Public Accounting Firm
Financial Statements
Consolidated Balance Sheets—December 31, 2005 and 2004
Consolidated Statements of Income—for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Stockholders’ Equity—for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows—for the years ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements
a)(2)	Schedule III: Real Estate and Accumulated Depreciation
Note: All other schedules have been omitted because the required information is presented in the financial statements and the related notes or because the schedules are not applicable.
a)(3)	Exhibits:

3.1	Articles of Restatement of HCP (incorporated by reference to exhibit 3.1 to HCP’s report on form 10-Q for the period of September 30, 2004).
3.2	Third Amended and Restated Bylaws of HCP. (incorporated by reference to exhibit 3.2 to HCP’s report on form 10-Q for the period of September 30, 2004).
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

4.15

Officers’ Certificate pursuant to Section 301 of the Indenture dated as of September 1, 1993 between the Company and The Bank of New York, as Trustee, establishing a series of securities entitled “5 5/8% Senior Notes due May 1, 2017” (incorporated by reference to exhibit 4.2 to HCP’s report on form 8-K, dated April 22, 2005).

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
4.22

Acknowledgment and Consent dated as of March 1, 2005 by and among Merrill Lynch Bank USA, Gardner Property Holdings, L.C., HCPI/Utah II, LLC, the unit holders of HCPI/Utah II, LLC and HCP (incorporated by reference to exhibit 4.21 to HCP’s annual report on Form 10-K for the year ended December 31, 2004).*

4.23

Acknowledgment and Consent dated as of March 1, 2005 by and among Merrill Lynch Bank USA, The Boyer Company, L.C., HCPI/Utah II, LLC, the unit holders of HCPI/Utah II, LLC and HCP (incorporated by reference to exhibit 4.22 to HCP’s annual report on Form 10-K for the year ended December 31, 2004).*

4.24

Registration Rights Agreement dated July 22, 2005 between HCP, William P. Gallaher, Trustee for the William P. & Cynthia J. Gallaher Trust, Dwayne J. Clark, Patrick R. Gallaher, Trustee for the Patrick R. & Cynthia M. Gallaher Trust, Jeffrey D. Civian, Trustee for the Jeffrey D. Civian Trust dated August 8, 1986, Jeffrey Meyer, Steven L. Gallaher, Richard Coombs, Larry L. Wasem, Joseph H. Ward, Jr., Trustee for the Joseph H. Ward, Jr. and Pamela K. Ward Trust, Borue H. O’Brien, William R. Mabry, Charles N. Elsbree, Trustee for the Charles N. Elsbree Jr. Living Trust dated February 14, 2002, Gary A. Robinson, Thomas H. Persons, Trustee for the Persons Family Revocable Trust under trust dated February 15, 2005, Glen Hammel, Marilyn E. Montero, Joseph G. Lin, Trustee for the Lin Revocable Living Trust, Ned B. Stein, John Gladstein, Trustee for the John & Andrea Gladstein Family Trust dated February 11, 2003, John Gladstein, Trustee for the John & Andrea Gladstein Family Trust dated February 11, 2003, Francis Connelly, Trustee for the The Francis J & Shannon A Connelly Trust, Al Coppin, Trustee for the Al Coppin Trust, Stephen B. McCullagh, Trustee for the Stephen B. & Pamela McCullagh Trust dated October 22, 2001, and Larry L. Wasem—SEP IRA (incorporated by reference to exhibit 4.24 to HCP’s quarterly report on Form 10-Q for the period ended June 30, 2005).

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

10.13

Employment Agreement dated October 26, 2005 between HCP and James F. Flaherty III (incorporated by reference to exhibit 10.13 to HCP’s quarterly report on Form 10-Q for the period ended September 30, 2005).*

10.14

Amended and Restated Limited Liability Company Agreement dated as of October 2, 2003 of HCPI/Tennessee, LLC (incorporated by reference to exhibit 10.28 to HCP’s quarterly report on Form 10-Q for the period ended September 30, 2003).

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

10.14.3

Amendment No.3 to Amended and Restated Limited Liability Company Agreement and New Member Joinder Agreement dated October 19, 2005 of HCPI/Tennessee, LLC (incorporated by reference to exhibit 10.14.3 to HCP’s quarterly report on Form 10-Q for the period ended September 30, 2005).

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

10.22

Form of CEO Performance Restricted Stock Unit Agreement with five year installment vesting effective as of March 15, 2004, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to exhibit 10.34 to HCP’s annual report on Form 10-K, dated March 15, 2005).*

10.23

Form of CEO Performance Restricted Stock Unit Agreement with three year cliff vesting effective as of March 15, 2004, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to exhibit 10.35 to HCP’s annual report on Form 10-K, dated March 15, 2005).*

10.24

Form of employee Performance Restricted Stock Unit Agreement with five year installment vesting effective as of March 15, 2004, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to exhibit 10.36 to HCP’s annual report on Form 10-K, dated March 15, 2005).*

10.25

Form of employee Performance Restricted Stock Unit Agreement with three year cliff vesting effective as of March 15, 2004, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to exhibit 10.37 to HCP’s annual report on Form 10-K, dated March 15, 2005).*

10.26

Form of CEO Performance Restricted Stock Unit Agreement with five year installment vesting effective as of March 15, 2004, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to exhibit 10.4 to HCP’s current report on Form 8-K, dated January 28, 2005).*

10.27

Form of CEO Performance Restricted Stock Unit Agreement with three year cliff vesting, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to exhibit 10.2 to HCP’s current report on Form 8-K, dated January 28, 2005).*

10.28

Form of employee Performance Restricted Stock Unit Agreement with five year installment vesting, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to exhibit 10.3 to HCP’s current report on Form 8-K, dated January 28, 2005).*

10.29

CEO Performance Restricted Stock Unit Agreement, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to exhibit 10.29 to HCP’s quarterly report on Form 10-Q for the period ended September 30, 2005).*

10.30

Form of directors and officers Indemnification Agreement as approved by the Board of Directors of the Company (incorporated by reference to exhibit 10.30 to HCP’s quarterly report on Form 10-Q for the period ended September 30, 2005).*

21.1	List of Subsidiaries (incorporated by reference to the Legal Entities section of Item I to HCP’s annual report on form 10-K for the year ended December 31, 2005).
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification by James F. Flaherty III, the Company’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification by Mark A. Wallace, the Company’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification by James F. Flaherty III, the Company’s Principal Executive Officer, Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2	Certification by Mark A. Wallace, the Company’s Principal Financial Officer, Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

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

Dated: February 13, 2006

HEALTH CARE PROPERTY INVESTORS, INC. (Registrant)
/s/ JAMES F. FLAHERTY Iii
James F. Flaherty III,
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JAMES F. FLAHERTY III	Chairman and Chief Executive Officer	February 13, 2006
James F. Flaherty III	(Principal Executive Officer)
/s/ MARK A. WALLACE	Senior Vice President and Chief Financial	February 13, 2006
Mark A. Wallace	Officer (Principal Financial Officer)
/s/ GEORGE P. DOYLE	Vice President and Chief Accounting	February 13, 2006
George P. Doyle	Officer (Principal Accounting Officer)
/s/ MARY A. CIRILLO	Director	February 13, 2006
Mary A. Cirillo
/s/ ROBERT R. FANNING, JR.	Director	February 13, 2006
Robert R. Fanning, Jr.
/s/ DAVID B. HENRY	Director	February 13, 2006
David B. Henry
/s/ MICHAEL D. MCKEE	Director	February 13, 2006
Michael D. McKee

Signature	Title	Date
/s/ HAROLD M. MESSMER, JR.	Director	February 13, 2006
Harold M. Messmer, Jr.
/s/ PETER L. RHEIN	Director	February 13, 2006
Peter L. Rhein
/s/ KENNETH B. ROATH	Director	February 13, 2006
Kenneth B. Roath
/s/ RICHARD M. ROSENBERG	Director	February 13, 2006
Richard M. Rosenberg
/s/ JOSEPH P. SULLIVAN	Director	February 13, 2006
Joseph P. Sullivan

Schedule II has been intentionally omitted as the required information is presented in the Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Health Care Property Investors, Inc.

We have audited the accompanying consolidated balance sheets of Health Care Property Investors, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health Care Property Investors, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Health Care Property Investors, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of the Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Irvine, California
February 10, 2006

HEALTH CARE PROPERTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2005	2004
ASSETS
Real estate:
Buildings and improvements	$3,489,415	$3,025,707
Developments in process	22,286	25,777
Land	344,240	299,461
Less accumulated depreciation and amortization	614,089	533,764
Net real estate	3,241,852	2,817,181
Loans receivable, net:
Joint venture partners	7,006	6,473
Others	179,825	139,919
Investments in and advances to unconsolidated joint ventures	48,598	60,506
Accounts receivable, net of allowance of $1,205 and $1,070, respectively	13,313	14,834
Cash and cash equivalents	21,342	16,962
Restricted cash	2,270	4,678
Intangibles, net	38,804	19,679
Other assets, net	44,255	24,294
Total assets	$3,597,265	$3,104,526
LIABILITIES AND STOCKHOLDERS’ EQUITY
Bank line of credit	$258,600	$300,100
Senior unsecured notes	1,462,250	1,046,690
Mortgage debt	236,096	140,501
Accounts payable and accrued liabilities	68,718	59,905
Deferred revenue	22,551	16,107
Total liabilities	2,048,215	1,563,303
Minority interests:
Joint venture partners	20,905	21,515
Non-managing member unitholders	128,379	100,266
Total minority interests	149,284	121,781
Stockholders’ equity:
Preferred stock, $1.00 par value: 50,000,000 shares authorized; 11,820,000 shares issued and outstanding, liquidation preference of $25 per share	285,173	285,173
Common stock, $1.00 par value: 750,000,000 shares authorized; 136,193,764 and 133,658,318 shares issued and outstanding, respectively	136,194	133,658
Additional paid-in capital	1,454,813	1,403,335
Cumulative net income	1,521,146	1,348,089
Cumulative dividends	(1,988,248)	(1,739,859)
Other equity	(9,312)	(10,954)
Total stockholders’ equity	1,399,766	1,419,442
Total liabilities and stockholders’ equity	$3,597,265	$3,104,526

See accompanying Notes to Consolidated Financial Statements.

HEALTH CARE PROPERTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
Revenues and other income:
Rental and other revenues	$452,245	$381,334	$318,098
Equity income (loss) from unconsolidated joint ventures	(1,123)	2,157	2,889
Interest and other income	26,154	36,061	47,813
	477,276	419,552	368,800
Costs and expenses:
Interest	107,201	87,561	88,297
Depreciation and amortization	106,934	85,096	71,574
Operating	58,983	42,484	34,296
General and administrative	32,067	36,721	22,486
Impairments	—	1,305	2,090
	305,185	253,167	218,743
Income before minority interests	172,091	166,385	150,057
Minority interests	(12,950)	(12,204)	(9,751)
Income from continuing operations	159,141	154,181	140,306
Discontinued operations:
Operating income	3,760	9,536	18,045
Gain on sales of real estate, net of impairments	10,156	5,323	234
	13,916	14,859	18,279
Net income	173,057	169,040	158,585
Preferred stock dividends	(21,130)	(21,130)	(18,183)
Preferred redemption charges	—	—	(18,553)
Net income applicable to common shares	$151,927	$147,910	$121,849
Basic earnings per common share:
Continuing operations	$1.02	$1.01	$0.83
Discontinued operations	0.11	0.11	0.15
Net income applicable to common shares	$1.13	$1.12	$0.98
Diluted earnings per common share:
Continuing operations	$1.02	$1.00	$0.82
Discontinued operations	0.10	0.11	0.15
Net income applicable to common shares	$1.12	$1.11	$0.97
Weighted average shares used to calculate earnings per common share:
Basic	134,673	131,854	124,942
Diluted	135,560	133,362	126,130

See accompanying Notes to Consolidated Financial Statements.

HEALTH CARE PROPERTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

					Additional
	Preferred Stock		Common Stock		Paid-In	Cumulative		Other
	Shares	Amount	Shares	Amount	Capital	Net Income	Dividends	Equity	Total
January 1, 2003	11,722	$274,487	118,940	$118,940	$1,152,081	$1,020,464	$(1,273,378)	$(11,705)	$1,280,889
Issuances of common stock, net	—	—	9,524	9,524	182,498	—	—	(6,280)	185,742
Exercise of stock options	—	—	2,576	2,576	38,854	—	—	—	41,430
Issuance of preferred stock, net	11,820	285,173	—	—	—	—	—	—	285,173
Redemption of preferred stock	(11,722)	(274,487)	—	—	(18,553)	—	—	—	(293,040)
Net income	—	—	—	—	—	158,585	—	—	158,585
Preferred stock dividends	—	—	—	—	—	—	(18,183)	—	(18,183)
Common stock dividends	—	—	—	—	—	—	(206,166)	—	(206,166)
Amortization of deferred compensation	—	—	—	—	419	—	—	2,722	3,141
Changes in notes receivable from officers	—	—	—	—	—	—	—	2,023	2,023
Changes in other comprehensive income	—	—	—	—	—	—	—	1,023	1,023
December 31, 2003	11,820	$285,173	131,040	$131,040	$1,355,299	$1,179,049	$(1,497,727)	$(12,217)	$1,440,617
Issuances of common stock, net	—	—	1,172	1,172	26,857	—	—	(1,751)	26,278
Exercise of stock options	—	—	1,446	1,446	19,682	—	—	—	21,128
Net income	—	—	—	—	—	169,040	—	—	169,040
Preferred stock dividends	—	—	—	—	—	—	(21,130)	—	(21,130)
Common stock dividends	—	—	—	—	—	—	(221,002)	—	(221,002)
Amortization of deferred compensation	—	—	—	—	1,497	—	—	4,665	6,162
Changes in notes receivable from officers	—	—	—	—	—	—	—	236	236
Changes in other comprehensive income	—	—	—	—	—	—	—	(1,887)	(1,887)
December 31, 2004	11,820	$285,173	133,658	$133,658	$1,403,335	$1,348,089	$(1,739,859)	$(10,954)	$1,419,442
Issuances of common stock, net	—	—	1,100	1,100	26,618	—	—	(2,744)	24,974
Exercise of stock options	—	—	1,436	1,436	21,429	—	—	—	22,865
Net income	—	—	—	—	—	173,057	—	—	173,057
Preferred stock dividends	—	—	—	—	—	—	(21,130)	—	(21,130)
Common stock dividends	—	—	—	—	—	—	(227,259)	—	(227,259)
Amortization of deferred compensation	—	—	—	—	3,431	—	—	3,064	6,495
Changes in other comprehensive income	—	—	—	—	—	—	—	1,322	1,322
December 31, 2005	11,820	$285,173	136,194	$136,194	$1,454,813	$1,521,146	$(1,988,248)	$(9,312)	$1,399,766

See accompanying Notes to Consolidated Financial Statements.

HEALTH CARE PROPERTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$173,057	$169,040	$158,585
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate and in-place lease intangibles:
Continuing operations	106,934	85,096	71,574
Discontinued operations	1,032	4,261	8,549
Amortization of above and below market lease intangibles	(1,912)	—	—
Stock-based compensation	6,495	6,162	3,141
Debt issuance cost amortization	3,181	3,823	4,287
Impairments	—	17,067	13,992
Provisions (recovery) for loan losses	(56)	1,648	748
Straight-line rents	(7,257)	(8,946)	1,315
Equity (income) loss from unconsolidated joint ventures	1,123	(2,157)	(2,889)
Distributions of earnings from unconsolidated joint ventures	—	2,157	1,195
Minority interests	12,950	12,204	9,751
Net gain on sales of securities	(4,517)	—	—
Net gain on sales of real estate	(10,156)	(21,085)	(12,136)
Changes in:
Accounts receivable	1,521	1,637	5,911
Other assets	(8,524)	243	(6,948)
Accounts payable, accrued liabilities and deferred revenue	8,219	1,392	6,500
Net cash provided by operating activities	282,090	272,542	263,575
Cash flows from investing activities:
Acquisition and development of real estate	(447,152)	(337,445)	(216,275)
Lease commissions and tenant and capital improvements	(7,138)	(3,419)	(6,470)
Net proceeds from sales of real estate	64,564	140,402	56,110
Distributions from (contribution to) unconsolidated joint ventures and other	6,973	88,554	(176,991)
Purchase of securities	(6,768)	—	—
Proceeds from the sale of securities	6,482	—	—
Principal repayments on loans receivable	19,138	39,570	77,709
Investment in loans receivable	(53,293)	(9,622)	(43,404)
Decrease (increase) in restricted cash	2,408	(2,722)	2,507
Net cash used in investing activities	(414,786)	(84,682)	(306,814)
Cash flows from financing activities:
Borrowings (repayments) under bank line of credit	(41,500)	102,100	(69,800)
Repayment of mortgage debt	(17,889)	(69,313)	(21,629)
Repayment of senior unsecured notes	(31,000)	(92,000)	(36,000)
Issuance of senior unsecured notes	445,471	87,000	197,536
Net proceeds from the issuance of preferred stock	—	—	285,173
Net proceeds from the issuance of common stock and exercise of options	45,238	42,629	222,730
Repurchase of preferred stock	—	—	(293,040)
Dividends paid on common and preferred stock	(248,389)	(243,250)	(223,231)
Distributions to minority interests	(14,855)	(14,953)	(9,965)
Other, net	—	60	730
Net cash provided by (used in) financing activities	137,076	(187,727)	52,504
Net increase in cash and cash equivalents	4,380	133	9,265
Cash and cash equivalents, beginning of year	16,962	16,829	7,564
Cash and cash equivalents, end of year	$21,342	$16,962	$16,829

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

The Company adopted Interpretation No. 46R, Consolidation of Variable Interest Entities, as revised (“FIN 46R”), effective January 1, 2004 for variable interest entities created before February 1, 2003 and effective January 1, 2003 for variable interest entities created after January 31, 2003. FIN 46R provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and the determination of which business enterprise is the primary beneficiary of the VIE. A variable interest entity is broadly defined as an entity where either (i) the equity investors as a group, if any, do not have a controlling financial interest or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional financial support. The Company consolidates investments in VIEs when it is determined that the Company is the primary beneficiary of the VIE at either the creation of the variable interest entity or upon the occurrence of a reconsideration event. The adoption of FIN 46R resulted in the consolidation of five joint ventures with aggregate assets of $18.5 million, effective January 1, 2004, that were previously accounted for under the equity method. The consolidation of these joint ventures did not have a significant effect on the Company’s consolidated financial statements or results of operations.

The Company adopted Emerging Issues Task Force (“EITF”) Issue 04-5, Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights (“EITF 04-5”), effective June 2005. The issue concludes as to what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would otherwise consolidate the limited partnership in accordance with GAAP. The assessment of limited partners’ rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if (i) there is a change to the terms or in the exercisability of the rights of the limited partners, (ii) the sole general partner increases or decreases its ownership of limited partnership interests, or (iii) there is an increase or decrease in the number of outstanding limited partnership interests. This EITF also applies to managing members in limited liability companies. The adoption of EITF 04-5 did not have an impact on the Company’s consolidated financial position or results of operations.

HEALTH CARE PROPERTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments in entities which the Company does not consolidate but for which the Company has the ability to exercise significant influence over operating and financial policies are reported under the equity method. Generally, under the equity method of accounting the Company’s share of the investee’s earnings or loss is included in the Company’s operating results.

Revenue Recognition

Rental income from tenants is recognized in accordance with GAAP, including Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). For leases with minimum scheduled rent increases, the Company recognizes income on a straight-line basis over the lease term when collectibility is reasonably assured. Recognizing rental income on a straight-line basis for leases results in recognized revenue exceeding amounts contractually due from tenants. Such cumulative excess amounts are included in other assets and were $18.4 million and $11.0 million, net of allowances, at December 31, 2005 and 2004, respectively. In the event the Company determines that collectibility of straight-line rents is not reasonably assured, the Company limits future recognition to amounts contractually owed, and, where appropriate, the Company establishes an allowance for estimated losses. Certain leases provide for additional rents based upon a percentage of the facility’s revenue in excess of specified base periods or other thresholds. Such revenue is deferred until the related thresholds are achieved.

The Company monitors the liquidity and creditworthiness of its tenants and borrowers on an ongoing basis. The evaluation considers industry and economic conditions, property performance, security deposits and guarantees, and other matters. The Company establishes provisions and maintains an allowance for estimated losses resulting from the possible inability of its tenants and borrowers to make payments sufficient to recover recognized assets. For straight-line rent amounts, the Company’s assessment is based on income recoverable over the term of the lease. At December 31, 2005 and 2004, respectively, the Company had an allowance of $21.6 million and $15.8 million, included in other assets, as a result of the Company’s determination that collectibility is not reasonably assured for certain straight-line rent amounts. Results for the fourth quarter of 2004 include income of $5.7 million resulting from the Company’s change in estimate relating to the collectibility of straight-line rents due from affiliates of American Retirement Corporation.

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

The Company assesses fair value based on estimated cash flow projections that utilize appropriate discount and/or capitalization rates, third party appraisals and available market information. Estimates of

HEALTH CARE PROPERTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.

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

Real estate assets and related intangibles are periodically reviewed for potential impairment by comparing the carrying amount to the expected undiscounted future cash flows to be generated from the assets. If the sum of the expected future net undiscounted cash flows is less than the carrying amount of the property, the Company will recognize an impairment loss by adjusting the asset’s carrying amount to its estimated fair value. Fair value for properties to be held and used is based on the present value of the future cash flows expected to be generated from the asset. Properties held for sale are recorded at the lower of carrying amount or fair value less costs to dispose.

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

The Company computes depreciation on properties using the straight-line method over the assets’ estimated useful lives. Depreciation is discontinued when a property is identified as held for sale. Building and improvements are depreciated over useful lives ranging up to 45 years. Above and below market rent intangibles are amortized primarily to revenue over the remaining noncancellable lease terms and bargain renewal periods. Other in-place lease intangibles are amortized to expense over the remaining lease term and bargain renewal periods. At December 31, 2005 and 2004, lease intangibles assets were $38.8 million and $19.7 million, respectively. At December 31, 2005 and 2004, lease intangible liabilities were $5.3 million and $0.8 million and are included in deferred revenue.

Income Taxes

The Company has elected and believes it operates so as to qualify as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the “Code”). Under the Code, the Company generally is not subject to federal income tax on its taxable income distributed to stockholders if certain distribution, income, asset, and shareholder tests are met. A REIT must distribute at least 90% of its

HEALTH CARE PROPERTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

annual taxable income to stockholders. At December 31, 2005 and 2004, the tax basis of the Company’s net assets is less than the reported amounts by $298 million and $288 million, respectively.

Certain activities the Company undertakes must be conducted by entities which elect to be treated as taxable REIT subsidiaries (“TRSs”). TRSs are subject to both federal and state income taxes. For the year ended December 31, 2005 and 2004, income taxes related to the Company’s TRSs approximated a benefit of $0.7 million and an expense of $1.5 million, respectively, and is included in general and administrative expenses. The Company’s income tax expense in 2003 was insignificant.

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

The Company periodically sells assets based on market conditions and the exercise of purchase options by tenants. The operating results of properties meeting the criteria established in SFAS No. 144 are reported as discontinued operations in the Company’s consolidated statements of income. Discontinued operations in 2005 include 25 properties with revenues of $5.3 million. The Company had 57 and 82 properties classified as discontinued operations for the years ended December 31, 2004 and 2003, with revenue of $16.4 million and $38.2 million, respectively. During 2005, 2004, and 2003, 18, 32 and 25 properties were sold, respectively, with net gains on real estate dispositions of $10.2 million, $21.1 million and $12.1 million, respectively. While SFAS No. 144 provides that the assets and liabilities of discontinued operations be presented separately in the balance sheet, such amounts are immaterial for the Company. Accordingly, such reclassification has not been made. At December 31, 2005, the carrying amount of assets held for sale was $5.1 million and is included in real estate.

Stock-Based Compensation

On January 1, 2002, the Company adopted the fair value method of accounting for stock-based compensation in accordance with SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transaction and Disclosure (“SFAS 148”). The fair value provisions of SFAS 123 were adopted prospectively with the fair value of all new stock option grants recognized as compensation expense beginning January 1, 2002. Since only new grants are accounted for under the fair value method, stock-based compensation expense is less than that which would have been recognized if the fair value method had been applied to all awards. Compensation expense for awards with graded vesting is generally recognized ratably over the vesting period.

HEALTH CARE PROPERTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects net income and earnings per share, adjusted as if the fair value based method had been applied to all outstanding stock awards in each period (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004	2003
Net income, as reported	$173,057	$169,040	$158,585
Add: Stock-based compensation expense included in reported net income	6,495	6,162	3,141
Deduct: Stock-based employee compensation expense determined under the fair value based method	(6,811)	(6,785)	(4,040)
Pro forma net income	$172,741	$168,417	$157,686
Earnings per share:
Basic—as reported	$1.13	$1.12	$0.98
Basic—pro forma	$1.13	$1.12	$0.97
Diluted—as reported	$1.12	$1.11	$0.97
Diluted—pro forma	$1.12	$1.10	$0.96

Cash and Cash Equivalents

Cash and cash equivalents represent short term investments with original maturities of three months or less when purchased.

Restricted Cash

Restricted cash primarily consist of amounts held by mortgage lenders to provide for future real estate tax expenditures and tenant improvements, security deposits, and net proceeds from property sales that were executed as a tax-deferred disposition.

Derivatives

The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 148 (“SFAS No. 133”), as of January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires the recognition of all derivative instruments as assets or liabilities in the Company’s condensed consolidated balance sheets at fair value. Changes in the fair value of derivative instruments that are not designated as hedges or that do not meet the hedge accounting criteria of SFAS No. 133 are recognized in earnings. For derivatives designated as hedging instruments in qualifying cash flow hedges, the effective portion of changes in fair value of the derivatives is recognized in accumulated other comprehensive income (loss) whereas the ineffective portions are recognized in earnings.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to specific assets and liabilities in the balance sheet. The Company also assesses and documents, both at the hedging instrument’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows associated with the hedged items. When

HEALTH CARE PROPERTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

it is determined that a derivative ceases to be highly effective as a hedge, the Company discontinues hedge accounting prospectively.

Marketable Securities

The Company classifies its existing marketable equity securities as available-for-sale in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Investment, (“SFAS No. 115”). These securities are carried at fair market value, with unrealized gains and losses reported in stockholders’ equity as a component of accumulated other comprehensive income. Gains or losses on securities sold are based on the specific identification method. During the year ended December 31, 2005, the Company realized gains totaling $4.5 million, related to the sale of various securities. There were no gains or losses realized for the years ended December 31, 2004 and 2003.

All debt securities are classified as held-to-maturity because the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity.

Segment Reporting

The Company reports its consolidated financial statements in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”). The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by leasing activities. The Company’s segments include: medical office buildings (“MOBs”) and triple-net leased.

Stock Split

As of March 2, 2004, each stockholder received one additional share of common stock for each share they own resulting from a 2-for-1 stock split declared by the Company on January 22, 2004. The stock split has been reflected in all periods presented.

Minority Interests and Mandatorily Redeemable Financial Instruments

As of December 31, 2005, there were 3.4 million non-managing member units outstanding in five limited liability companies of which the Company is the managing member: HCPI/Tennessee, LLC; HCPI/Utah, LLC; HCPI/Utah II, LLC; HCPI Indiana, LLC; and HCP DR California, LLC. The Company consolidates these entities since it exercises control. The non-managing member LLC Units (“DownREIT units”) are exchangeable for an amount of cash approximating the then-current market value of shares of the Company’s common stock or, at the Company’s option, shares of the Company’s common stock (subject to certain adjustments, such as stock splits and reclassifications).

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”), requires, among other things, that mandatorily redeemable financial instruments be classified as a liability and recorded at settlement value. Consolidated joint ventures with a limited-life are considered mandatorily redeemable. Implementation of the provisions of SFAS No. 150 that require the valuation and establishment of a liability for limited-life entities was subsequently deferred. As of December 31, 2005, the Company has eleven limited-life entities that have a settlement value of the minority interests of approximately $4.9 million, which is approximately $3.0 million more than the carrying amount.

HEALTH CARE PROPERTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Preferred Stock Redemptions

The Company recognizes the excess of the redemption value of cumulative redeemable preferred stock redeemed over its carrying amount as a charge to income in accordance with Financial Accounting Standards Board (“FASB”)—EITF Topic D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock (“EITF Topic D-42”). In July 2003, the SEC staff issued a clarification of the SEC’s position on the application of FASB EITF Topic D-42. The SEC staff’s position, as clarified, is that in applying Topic D-42, the carrying value of preferred shares that are redeemed should be reduced by the amount of original issuance costs, regardless of where in stockholders’ equity those costs are reflected. (See Note 12.)

New Accounting Pronouncements

SFAS No. 123R, Share-Based Payments (“SFAS No. 123R”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, was issued in December 2004. Generally, the approach in SFAS No. 123R is similar to that in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123R must be adopted no later than January 1, 2006 for the Company. The Company believes the adoption of SFAS 123R will not have a significant impact on its consolidated financial statements since it previously adopted the fair value method prospectively under SFAS No. 123 on January 1, 2002.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), which replaces Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principles. It requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a significant impact on the Company’s financial position or results of operations.

Reclassifications

Certain reclassifications have been made for comparative financial statement presentation.

(3)   Future Minimum Rents

Future minimum lease payments to be received, excluding operating expense reimbursements, from tenants under non-cancelable operating leases as of December 31, 2005, are as follows (in thousands):

Year	Amount
2006	$421,573
2007	396,295
2008	365,051
2009	294,307
2010	262,786
Thereafter	1,283,771
$3,023,783

HEALTH CARE PROPERTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4)   Acquisitions and Dispositions

A summary of 2005 acquisitions is as follows (in thousands):

	Consideration			Assets Acquired
Acquisition(1)	Cash	Assumed Debt	DownREIT Units(2)	Real Estate	Net Intangibles
Senior housing facilities	$313,744	$52,060	$19,431	$379,745	$5,490
Medical office buildings	96,863	61,424	10,967	154,182	15,072
	$410,607	$113,484	$30,398	$533,927	$20,562

A summary of 2004 acquisitions is as follows (in thousands):

	Consideration			Assets Acquired
Acquisition(1)	Cash	Assumed Debt	Loans Settled	Real Estate	Net Intangibles
Senior housing facilities	$58,574	$81,386	$93,268	$233,228	$—
Medical office buildings	131,213	—	—	113,621	17,592
Assisted living facilities	77,988	—	1,500	79,043	445
Other healthcare facilities	41,223	—	—	41,223	—
	$308,998	$81,386	$94,768	$467,115	$18,037

(1)          Includes transaction costs, if any.

(2)          Non-managing member LLC units.

During the year ended December 31, 2005, the Company acquired properties aggregating $554 million, including the following significant acquisitions:

On December 23, 2005, the Company acquired two medical office buildings for $25 million. The medical office buildings include 152,000 rentable square feet and have an initial yield of 7.4%. As of December 31, 2005, the purchase price allocation is preliminary and is pending information necessary to complete the valuation of certain intangibles.

On December 22, 2005, the Company acquired two independent and assisted living facilities for $18 million through a sale-leaseback transaction. The facilities have an initial lease term of 15 years, with two ten-year renewal options. The initial annual lease rate is 8.5% with annual escalators based on the Consumer Price Index (“CPI”) that have a floor of 2.75%. These properties are included in a master lease that has 21 properties leased to the operator.

On October 19, 2005, the Company acquired seven medical office buildings for $51 million, including assumed debt and DownREIT units valued at $24 million and $11 million, respectively. The medical office buildings include approximately 351,000 rentable square feet and have an initial yield of 8.2%.

On August 31, 2005, the Company acquired five assisted living facilities for $41 million through a sale-leaseback transaction. These facilities have an initial lease term of 15 years, with two ten-year renewal options. The initial annual lease rate is 8.5% with annual CPI-based escalators that have a floor of 2.75%. These properties are included in a master lease that has 21 properties leased to the operator.

On July 22, 2005, the Company acquired twelve independent and assisted living facilities for approximately $252 million, including assumed debt and DownREIT units valued at $52 million and

HEALTH CARE PROPERTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$19 million, respectively, through a sale-leaseback transaction. These facilities have an initial lease term of 15 years, with three ten-year renewal options. The initial annual lease rate is 7.1% with annual CPI-based escalators that have a floor of 3%.

On July 1, 2005, the Company acquired an assisted living facility for $16 million through a sale-leaseback transaction. The facility has an initial lease term of 15 years, with two ten-year renewal options. The initial annual lease rate is 8.75% with annual CPI-based escalators that have a floor of 2.75%.

On April 28, 2005, the Company acquired five medical office buildings for $81 million, including assumed debt valued at $29 million. The initial yield is 7.0%, with two properties currently in lease-up. The yield following lease-up is expected to be 8.2%. The medical office buildings include approximately 537,000 rentable square feet.

On April 20, 2005, the Company acquired five assisted living facilities for $58 million through a sale-leaseback transaction. These facilities have an initial lease term of 15 years, with two ten-year renewal options. The initial annual lease rate is 9.0% with annual CPI-based escalators that have a floor of 2.75%. These properties are included in a master lease that has 21 properties leased to the operator.

During the year ended December 31, 2005, the Company sold 18 properties for $65 million and recognized net gains of $10 million.

See Note 20 for a discussion of acquisitions subsequent to December 31, 2005.

(5)   Intangibles

At December 31, 2005 and 2004, intangible lease assets, comprised of lease-up and below market ground lease intangibles, were $38.8 million and $19.7 million, respectively, and are included in intangibles, net in the consolidated balance sheets. The weighted average amortization period of intangibles assets is approximately 12 years.

At December 31, 2005 and 2004, below market lease intangibles, net were $5.3 million and $0.8 million, respectively, and are included in deferred revenue in the consolidated balance sheets. Rental income and operating expense for the year ended December 31, 2005, includes $2.0 million of income and $0.1 million of expense, respectively, of above and below market lease intangibles amortization. There was no amortization of below market lease intangibles in 2004 and 2003. The weighted average amortization period of below market lease intangibles is approximately six years.

Estimated aggregate amortization of intangible assets and liabilities for each of the five succeeding fiscal years and thereafter is as follows (in thousands):

	Intangible Assets	Intangible Liabilities	Net Intangible Amortization
2006	$9,044	$(1,350)	$7,694
2007	8,613	(1,241)	7,372
2008	6,532	(1,059)	5,473
2009	2,914	(750)	2,164
2010	1,820	(374)	1,446
Thereafter	9,881	(508)	9,373
	$38,804	$(5,282)	$33,522

HEALTH CARE PROPERTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6)   Operator Concentration

Tenet Healthcare Corporation (NYSE: THC) and American Retirement Corporation (NYSE: ARC) accounted for 11% and 9%, respectively, of the Company’s revenue in 2005 and accounted for 13% and 12%, respectively, of the Company’s revenue in 2004. The carrying amount of the Company’s real estate assets leased to Tenet and ARC was $343.1 million and $370.7 million, respectively, at December 31, 2005.

These companies are publicly traded and are subject to the informational filing requirements of the Securities and Exchange Act of 1934, as amended. Accordingly, each is required to file periodic reports on Form 10-K and Form 10-Q with the Securities and Exchange Commission.

Certain operators of the Company’s properties are experiencing financial, legal and regulatory difficulties. The loss of a significant operator or a combination of smaller operators could have a material impact on the Company’s financial position or results of operations.

(7)   Investments in and Advances to Joint Ventures

HCP Medical Office Portfolio, LLC

HCP Medical Office Portfolio, LLC (“HCP MOP”) is a joint venture formed in June 2003 between the Company and an affiliate of General Electric Company (“GE”). HCP MOP is engaged in the acquisition, development and operation of MOB properties. The Company has a 33% ownership interest therein and is the managing member. Activities of the joint venture requiring equity capital are generally funded on a transactional basis by the members in proportion to their ownership interest. Cash distributions are made to the members in proportion to their ownership interest until GE’s cumulative return, as defined, exceeds specified thresholds. Thereafter, the Company will be entitled to an additional promoted interest.

The Company uses the equity method of accounting for its investment in HCP MOP because it exercises significant influence through voting rights and its position as managing member. However, the Company does not consolidate HCP MOP since it does not control, through voting rights or other means, the joint venture as GE has substantive participating decision making rights and has the majority of the economic interest. The accounting policies of the HCP MOP are the same as those described in the summary of significant accounting policies (see Note 2).

Summarized unaudited condensed consolidated financial information of HCP MOP follows:

	December 31,
	2005	2004
	(In thousands)
Real estate, at cost	$402,845	$382,687
Less accumulated depreciation and amortization	22,087	11,581
Net real estate	380,758	371,106
Real estate held for sale, net	67,551	70,685
Other assets, net	36,790	52,405
Total assets	$485,099	$494,196
Mortgage loans and notes payable	$272,681	$261,765
Mortgage loans on assets held for sale	46,605	48,544
Other liabilities	30,851	34,470
GE’s capital	90,424	100,109
HCP’s capital	44,538	49,308
Total liabilities and members’ capital	$485,099	$494,196

HEALTH CARE PROPERTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Rental and other income	$74,690	$70,330	$16,850
Net income (loss)	$(3,829)	$4,932	$3,853
HCP’s equity income (loss)	$(1,379)	$1,537	$1,694
Fees earned by HCP	$3,102	$3,112	$2,491
Distributions received	$5,302	$98,291	$—

HCP MOP acquired 100 properties from MedCap in October 2003 for cash of $464 million and the assumption of $26 million of mortgage debt that accrues interest at 7%. In connection therewith, the Company contributed $143 million to HCP MOP. In January 2004, HCP MOP completed $288 million of non-recourse mortgage financings, including $254 million at a weighted average fixed interest rate of 5.57% with the balance based on LIBOR plus 1.75%. The Company received $92 million of distributions from HCP MOP in connection with this financing during early 2004.

The Company has not guaranteed any indebtedness or other obligations of HCP MOP. Generally, the Company may only be required to provide additional funding to HCP MOP under limited circumstances as specified in the related agreements. At December 31, 2005 and 2004, investments and advances to unconsolidated joint ventures includes outstanding advances to HCP MOP of $3.7 million and $6.4 million, respectively.

During the year ended December 31, 2005, HCP MOP revised its purchase price allocation related to its 2003 acquisition of certain properties acquired from MedCap Properties, LLC. The revisions made by HCP MOP to the purchase price allocation attributed more value to below-market lease intangibles and other intangibles from real estate assets. Lease intangibles generally amortize over a shorter period of time relative to tangible real estate assets. The impact to net income for HCP MOP, for the year ended December 31, 2005, resulting from the purchase price allocation revisions was a charge of $1.4 million.

In late August and early September 2005, ten medical office buildings owned by HCP MOP, principally in Louisiana and the surrounding area, sustained varying degrees of damage due to hurricanes Katrina and Rita. Due to the nature and extent of the overall damage to the area, the Company has not been able to finalize damage assessments. Preliminary estimates indicate that four of the buildings have incurred substantial damage, and may be a total loss. For the years ended December 31, 2005 and 2004, the four buildings generated revenues of $0.9 million and $1.4 million, respectively. As of December 31, 2005, the $3.8 million carrying value of these four buildings was written off and an equal amount was recorded as a receivable for the expected insurance proceeds up to the carrying value of each building.

At December 31, 2005, the remaining six buildings had resumed operations with repairs underway. Revenues for the six facilities undergoing repair were $5.8 million and $5.9 million for the years ended December 31, 2005, and 2004, respectively.

Repair costs and other related expenses for damages caused by hurricanes Katrina and Rita during the year ended December 31, 2005, were approximately $1.4 million. The Company has property, business interruption and other related insurance coverage to mitigate the financial impact of these types of events; such coverage is subject to various limits and deductible provisions based on the terms of the policies. Any excess insurance recovery above the carrying value of the assets is expected to be recognized by HCP MOP as a gain at the time the claims settle with the insurance carrier.

HEALTH CARE PROPERTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January and February 2006, HCP MOP sold 21 MOBs with 787,000 of rentable square feet for $50 million, net of estimated transaction costs, and recognized aggregate gains of $8 million. In connection with the sale, approximately $39 million of HCP MOP’s mortgage debt was either repaid or assumed by the purchaser.

Other Unconsolidated Joint Ventures

The Company owns minority interests in the following entities which are accounted for on the equity method at December 31, 2005 (dollars in thousands):

Entity	Investment(1)	Ownership(2)
Arborwood Living Center, LLC	$756	45%
Edgewood Assisted Living Center, LLC	(378)	45%
Greenleaf Living Centers, LLC	510	45%
Seminole Shores Living Center, LLC	(628)	50%
	$260

(1)          Represents the Company’s investment in the identified unconsolidated joint venture. See Note 2 regarding the Company’s policy for accounting for joint venture interests.

(2)          The Company’s ownership interest and economic interests are substantially the same.

On June 30, 2005, the Company sold its minority interests in two joint ventures with American Retirement Corporation (“ARC”) for $6.2 million in exchange for a note collateralized by certain partnership interests of ARC. The note bears interest at 9% per annum and matures June 2010. The gain on sale of $2.4 million was deferred and will be recognized under the installment method of accounting as the principal balance of the note is repaid. These joint ventures were accounted for by the Company under the equity method prior to June 30, 2005.

Summarized unaudited condensed combined financial information for the other unconsolidated joint ventures follows:

	December 31,
	2005	2004(1)
	(In thousands)
Real estate, net	$14,708	$117,557
Other assets, net	1,407	1,376
Total assets	$16,115	$118,933
Notes payable	$15,449	$15,361
Mortgage notes payable	—	15,862
Accounts payable	55	767
Entrance fee liabilities and deferred life estate obligations	—	75,746
Other partners’ capital	351	6,855
HCP’s capital	260	4,342
Total liabilities and partners’ capital	$16,115	$118,933

(1)          Includes financial information related to two joint ventures with ARC that were sold on June 30, 2005.

HEALTH CARE PROPERTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Rental and other income	$4,420	$13,244	$12,894
Net income	$442	$3,432	$1,992
HCP’s equity income	$256	$620	$1,195
Distributions received	$—	$694	$1,445

As of December 31, 2005, the Company has guaranteed approximately $7.2 million of a total of $15.4 million of notes payable for four of these joint ventures.

(8)   Loans Receivable

	December 31,
	2005			2004
	Secured	Unsecured	Total	Secured	Unsecured	Total
	(In thousands)
Joint venture partners	$—	$7,006	$7,006	$5,694	$779	$6,473
Other	175,426	6,663	182,089	135,006	7,340	142,346
Loan loss allowance	—	(2,264)	(2,264)	—	(2,427)	(2,427)
	$175,426	$11,405	$186,831	$140,700	$5,692	$146,392

During 2004, ARC repaid its secured loans and interest thereon, and the Company recognized $4.6 million of additional interest income. The interest income recognized resulted from the reversal of a previously established allowance of $4.6 million that was based on, among other things, the Company’s analysis of the loan to asset value underlying the investment.

In the fourth quarter of 2004, the Company recorded a charge of $1.6 million to increase its loan loss allowance as a result of a borrower who defaulted upon maturity of two notes and a credit assessment of another borrower.

On December 28, 2005, the Company closed a $40 million loan secured by a hospital in Texas. The note bears interest at 8.75% per annum. Subject to certain performance conditions, the Company may fund an additional $10 million under the existing loan agreement.

On February 9, 2006, the Company refinanced two existing loans secured by a hospital in Texas. The loans were combined into a new single loan that bears interest at 8.5% per annum and matures 2016. The original maturity of these loans was January 2006 with a weighted average interest rate of 10.35%.

At December 31, 2005, minimum future principal payments to be received on secured loans receivable are $66.5 million in 2006, $8.8 million in 2007, $2.4 million in 2008, $7.2 million in 2009, $39.8 million in 2010, and $50.7 million thereafter.

HEALTH CARE PROPERTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following is a summary of secured loans receivable at December 31, 2005:

Final Payment Due	Number of Loans	Payment Terms	Initial Principal Amount	Carrying Amount
			(In thousands)
2006	3	Monthly payments from $227,000 to $361,000 including interest from 10.19% to 12.20%, these three loans are secured by an acute care hospital located in Texas and one in New Mexico.	$61,435	$56,697
2006	1	Monthly payments of $62,000 at 13.5% interest, secured by six assisted living facilities in various states.	9,500	7,433
2007	1	Monthly interest payments of $88,000 and quarterly principal payments of $238,000, including interest of 12.50%. Secured by leasehold interests in nine properties.	13,500	8,289
2010	2	Monthly payments of $183,000 to $348,000, including interest from 10.67% to 11.40%, secured by two assisted living facilities in Colorado, and nine skilled nursing facilities.	53,157	45,654
2008-2015	6	Monthly payments from $8,000 to $292,000, including interest from 7.25% to 12.81%, secured by facilities in several states.	63,914	57,353
	13		$201,506	$175,426

(9)   Debt

Senior Unsecured Notes

Following is a summary of senior unsecured notes outstanding at December 31, 2005 (dollars in thousands):

Year Issued	Maturity	Principal Amount	Interest Rate
1996	2006	115,000	6.500%
1998	2006	20,000	7.875
1997	2007	140,000	7.30 - 7.62
1995	2010	6,421	6.62
2005	2010	200,000	4.875
2002	2012	250,000	6.45
2004	2014	87,000	5.39 - 6.00
2003	2015	200,000	6.00
1998	2015	200,000	7.072
2005	2017	250,000	5.625
		1,468,421
Net discounts		(6,171)
		1,462,250

HEALTH CARE PROPERTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On April 27, 2005, the Company issued $250 million of 5.625% senior unsecured notes due 2017. The notes were priced at 99.585% of the principal amount with an effective yield of 5.673%. The Company received proceeds of $247 million, which were used to repay outstanding indebtedness and for general corporate purposes.

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

On September 16, 2005, the Company issued $200 million of 4.875% senior unsecured notes due 2010. The notes were priced at 99.567% of the principal amount with an effective yield of 4.974%. The Company received net proceeds of $198 million, which were used to repay outstanding indebtedness and for other general corporate purposes.

During the year ended December 31, 2005, the Company repaid $31 million of maturing senior unsecured notes which accrued interest at a rate of 7.5%. These notes were repaid with funds available under the Company’s bank line of credit.

The weighted average interest rate on the senior unsecured notes at December 31, 2005 and 2004, respectively, was 6.23% and 6.55%. Discounts and premiums are amortized to interest expense over the term of the related debt.

The senior unsecured notes contain certain covenants including limitations on debt and other terms customary in transactions of this type.

Mortgage Debt

At December 31, 2005, the Company had $236.1 million in mortgage debt secured by 38 healthcare facilities with a carrying amount of $384.5 million. Interest rates on the mortgage notes ranged from 2.75% to 9.32%. At December 31, 2005 and 2004, the weighted-average interest rate on mortgage notes payable was 7.05% and 7.86%, respectively.

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

HEALTH CARE PROPERTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Bank Line of Credit

In October 2004, the Company closed a $500 million three-year unsecured revolving credit facility. Interest accrues at LIBOR plus 65 basis points, based on the Company’s current credit ratings, with a 15 basis point facility fee. The credit agreement contains certain financial restrictions and requirements customary in transactions of this type. The more significant covenants, using terms defined in the agreements, limit (i) Consolidated Total Indebtedness to Total Asset Value to 60%, (ii) Secured Debt to Total Asset Value to 30%, and (iii) Unsecured Debt to Consolidated Unencumbered Asset Value to 60%. The agreement also requires that the Company maintain (i) a Fixed Charge Coverage Ratio, as defined, of 1.75 times and (ii) a formula-determined Minimum Tangible Net Worth. As of December 31, 2005, the Company was in compliance with each of these restrictions and requirements. The weighted average interest rate on outstanding line of credit borrowings at December 31, 2005 and 2004 was 5.01% and 3.14%, respectively.

Debt Maturities

Debt maturities and scheduled principal payments at December 31, 2005 are as follows (in thousands):

Year	Senior Notes	Mortgage Notes	Bank Line of Credit	Total
2006	$135,000	$5,228	$—	$140,228
2007	140,000	10,762	258,600	409,362
2008	—	19,922	—	19,922
2009	—	10,814	—	10,814
2010	206,421	65,174	—	271,595
Thereafter	987,000	119,510	—	1,106,510
	$1,468,421	$231,410	$258,600	$1,958,431

(10)   Commitments and Contingencies

The Company, from time to time, is party to legal proceedings, lawsuits and other claims in the ordinary course of the Company’s business. These claims, even if not meritorious, could force the Company to spend significant financial resources. Except as described below, the Company is not aware of any legal proceedings or claims that it believes will have, individually or taken together, a material adverse effect on its business, prospects, financial condition or results of operations.

On September 26, 2005, the Company filed a lawsuit in Superior Court of California, County of San Diego entitled Health Care Property Investors, Inc. v. Fenton Partners, Fenton & Grust, LLC and SRG Holdco, LP. The Company held an option to acquire certain limited partnership units in SRG Holdco, LP. The Company settled this lawsuit on November 11, 2005. The settlement included a payment to the Company of $1.7 million. The Company accounted for the transfer of this financial asset as a sale and recognized a gain of approximately $1.3 million based on the proceeds received less the carrying value of the securities. The net gain from the sale of these securities is included in interest and other income.

One of the Company’s properties located in Tarzana, California is affected by State of California Senate Bill 1953 (SB 1953), which requires certain seismic safety building standards for acute care hospital facilities. This hospital is operated by Tenet under a lease expiring in February 2009. The Company and

HEALTH CARE PROPERTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Tenet are currently reviewing the SB 1953 compliance of this hospital, multiple plans of action to cause such compliance, the estimated time for completing the same, and the cost of performing necessary remediation of the property. We cannot currently estimate the remediation costs that will need to be incurred prior to 2013 in order to make the facility SB 1953-compliant through 2030, and the final allocation of any remediation costs between the Company and Tenet. Rent on the hospital in 2005 and 2004 was $10.8 million and $10.6 million, respectively, and the carrying amount was $76.1 million at December 31, 2005.

Certain residents of two of the Company’s senior housing facilities have entered into a master trust agreement with the operator of the facilities whereby amounts paid upfront by such residents were deposited into a trust account. These funds were then made available to the senior housing operator in the form of a non-interest bearing loan to provide permanent financing for the related communities. The operator of the senior housing is the borrower under these arrangements; however, two of the Company’s properties are collateral under the master trust agreements. As of December 31, 2005, the remaining obligation under the master trust agreements for these two properties is $10.8 million. The Company’s property is released as collateral as the master trust liabilities are extinguished.

On July 28, 2005, in connection with the acquisition of SCCI Healthcare Services Corporation (“SCCI”) by Triumph Healthcare Holdings, Inc. (“Buyer”), the Company sold its securities in SCCI, with a carrying value of zero, and received proceeds of $2.9 million. Pursuant to certain indemnities specified in the related Stock Purchase Agreement (“SPA”), the Company could be required to return or pay to the Buyer a portion of the proceeds received from the sale of its shares in certain circumstances. Specifically, the SPA provides that each seller under the SPA, severally but not jointly, indemnifies Buyer for damages relating to certain legal proceedings, which are defined in the SPA. The SPA generally imposes an aggregate cap on the liability of the sellers for indemnities under the SPA in the amount of $17.5 million, which sum was deposited into escrow at the closing of the sale as a holdback. The Company accounted for the transfer of this financial asset as a sale and recognized a gain of approximately $2.8 million based on the proceeds received less the estimated fair value of the indemnities. The gain from the sale of these securities is included in interest and other income in the Company’s results of operations for the year ended December 31, 2005.

Earn-out Obligations.   Pursuant to the terms of certain acquisition-related agreements, the Company may be obligated to make additional payments (“Earn-outs”) upon the achievement of certain criteria. If it is probable at the time of acquisition of the related properties that the Earn-out criteria will be achieved, the Earn-out payments are accrued. Otherwise, the additional purchase consideration is recognized when the performance criteria are achieved.

General Uninsured Losses.   The Company obtains various types of insurance to mitigate the impact of property, business interruption, liability, flood, earthquake and terrorism related losses. The Company attempts to obtain appropriate policy terms, conditions, limits and deductibles considering the relative risk of loss, the cost of such coverage and current industry practice. There are, however, certain types of extraordinary losses, such as those due to acts of war or other events that may be either uninsurable or not economically insurable. Although the Company has obtained coverage to mitigate the impact of various casualty losses, with policy specifications and insured limits that it believes are commercially reasonable, there can be no assurance that the Company will be able to collect under such policies or that the policies will provide adequate coverage. Should an uninsured loss occur at a property, the Company’s assets may

HEALTH CARE PROPERTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

become impaired and the Company may not be able to operate its business at the property for an extended period of time.

Leases with certain tenants contain purchase options whereby the tenant may elect to acquire the underlying real estate. Annualized lease payments to be received from leases subject to purchase options, in the year that these purchase options are exercisable, are summarized as follows (dollars in thousands):

Year	Base Rent	Number of Properties
2006	$4,166	16
2007	2,075	4
2008	5,063	12
2009	11,089	14
2010	1,390	2
Thereafter	68,891	82
	$92,674	130

The Company’s rental expense attributable to continuing operations for the years ended December 31, 2005, 2004 and 2003 was approximately $2.6 million, $1.3 million and $0.6 million, respectively. These rental expense amounts include ground rent and other leases. Future minimum lease obligations under non-cancelable ground leases as of December 31, 2005 were as follows (in thousands):

Year	Amount
2006	$1,353
2007	1,377
2008	1,400
2009	1,424
2010	1,450
Thereafter	117,760
Total	$124,764

(11)   Derivative Financial Instruments

In July 2005, the Company entered into three interest-rate swap contracts that are designated as hedging the variability in expected cash flows for variable rate debt assumed in connection with the acquisition of a portfolio of real estate assets in July 2005. The cash flow hedges have a notional amount of $45.6 million and expire in July 2020. The fair value of these contracts at December 31, 2005, was $0.4 million and is included in other assets. For the year ended December 31, 2005, the Company recognized increased interest expense of $0.2 million attributable to the contracts. The Company determined that these swap agreements were highly effective in offsetting future variable-interest cash flows related to the assumed mortgages. The effective portion of gains and losses on these contracts is recognized in accumulated other comprehensive income (loss) whereas the ineffective portion is recognized in earnings. During the year ended December 31, 2005, there was no ineffective portion related to these hedges.

HEALTH CARE PROPERTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(12)   Stockholders’ Equity

Common Stock

Dividends on the Company’s common stock are characterized for federal income tax purposes as taxable ordinary income, capital gain distributions, nontaxable distributions or a combination thereof. Following is the characterization of the Company’s annual common stock dividends per share:

	Year Ended December 31,
	2005	2004	2003
Taxable ordinary income	$1.0492	$1.0730	$1.0913
Capital gain distribution	0.0300	—	—
Nontaxable distribution	0.6008	0.5970	0.5687
	$1.6800	$1.6700	$1.6600

During 2005 and 2004, the Company issued 0.9 million shares of common stock under its Dividend Reinvestment and Stock Purchase Plan (DRIP) in each year. The Company issued 1.4 million shares upon exercise of stock options in each of the years ended December 31, 2005 and 2004.

On February 6, 2006, the Company announced that its Board declared a quarterly cash dividend of $0.425 per share. The common stock cash dividend will be paid on February 23, 2006 to stockholders of record as of the close of business on February 13, 2006.

Preferred Stock

The Series E and Series F preferred stock have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities of the Company. Dividends are payable quarterly in arrears. The following summarizes cumulative redeemable preferred stock outstanding at December 31, 2005:

Series	Shares Outstanding	Issue Price	Dividend Rate	Callable at Par on or After
Series E	4,000,000	$25/share	7.25%	September 15, 2008
Series F	7,820,000	$25/share	7.10%	December 3, 2008

Dividends on preferred stock are characterized as ordinary income, capital gains, or a combination thereof for federal income tax purposes and are summarized in the following annual distribution table:

		Annual Dividends Per Share
	Dividend	Capital Gain Distribution	Ordinary Income
	Rate	2005	2005	2004	2003
Series A	7.875%	$—	$—	$—	$1.3672
Series B	8.700%	—	—	—	1.6251
Series C	8.600%	—	—	—	0.7243
Series E	7.250%	0.0504	1.7621	1.8125	0.5337
Series F	7.100%	0.0493	1.7257	1.9180	—

On September 15, 2003, the Company issued 4,000,000 shares of 7.25% Series E Cumulative Redeemable Preferred Stock at $25 per share, generating gross proceeds of $100 million.

HEALTH CARE PROPERTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On January 2006, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.45313 per share on its Series E cumulative redeemable preferred stock and $0.44375 per share on its Series F cumulative redeemable preferred stock. These dividends will be paid on March 31, 2006 to stockholders of record as of the close of business on March 15, 2006.

Accumulated Other Comprehensive (Income) Loss (“AOCI”) and Other Equity

	December 31,
	2005	2004
Unamortized balance of deferred compensation	$8,464	$8,786
AOCI—unrealized gains on securities available for sale	(1,080)	—
AOCI—unrealized gains on cash flow hedges	(388)	—
Supplemental Executive Retirement Plan (“SERP”) minimum liability	2,316	2,168
Total other equity	$9,312	$10,954

Other comprehensive income and losses are additions to and reductions of net income, respectively, in calculating comprehensive income. Comprehensive income for the years ended December 31, 2005 and 2004 was $174.4 million and $167.2 million, respectively.

(13)   Impairments

During 2005, no properties were determined to be impaired in connection with an assessment of the underlying undiscounted cash flows or as a result of the Company’s intent to dispose of the asset. During 2004 and 2003, 16 and 15 properties respectively, were deemed impaired resulting in impairment charges of $17.1 million and $14.0 million, respectively. Impairment charges principally arose as a result of reduced anticipated holding periods and planned near-term dispositions.

HEALTH CARE PROPERTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment charges are summarized as follows:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Continuing operations	$—	$1,305	$2,090
Discontinued operations	—	15,762	11,902
	$—	$17,067	$13,992

(14)   Supplemental Cash Flow Information

Supplemental Cash Flow Information

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Interest paid, net of capitalized interest and other	$99,862	$87,168	$87,653
Taxes paid	106	1,716	124
Capitalized interest	637	1,650	1,210
Mortgages assumed on acquired properties	113,484	81,386	—
Mortgages included with real estate dispositions	—	31,397	—
Loans received upon sale of unconsolidated joint venture investments	6,228	—	—
Non-managing member units issued in connection with acquisitions	30,398	1,086	48,181
Loans receivable settled in connection with real estate acquisitions	—	94,768	36,953
Accrued dividends	—	1,118	(1,118)
Restricted stock issued, net of cancellations	2,744	1,751	6,280
Conversion of non-managing member units into common stock	2,601	4,777	4,442

(15)   Earnings Per Common Share

The Company computes earnings per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per common share is computed by dividing net income applicable to common shares by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is calculated including the effect of dilutive securities. Approximately 0.9 million, 1.0 million and 1.0 million options to purchase shares of common stock that had an exercise price in excess of the average market price of the common stock during 2005, 2004 and 2003 were not included because they are not dilutive. Additionally, 6.0 million shares issuable upon conversion of 3.4 million non-managing member units in 2005, 5.1 million shares issuable upon conversion of 2.5 million non-managing member units in 2004 and 5.4 million shares issuable upon the conversion of 2.7 million non-managing member units in 2003 were not included since they are anti-dilutive.

HEALTH CARE PROPERTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2005			2004			2003
	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands, except per share amounts)
Basic earnings per common share:
Net income applicable to common shares	$151,927	134,673	$1.13	$147,910	131,854	$1.12	$121,849	124,942	$0.98
Dilutive options and unvested restricted stock	—	887	(0.01)	—	1,508	(0.01)	—	1,188	(0.01)
Diluted earnings per common share	$151,927	135,560	$1.12	$147,910	133,362	$1.11	$121,849	126,130	$0.97

(16)   Disclosures About Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, receivables, payables, and accrued liabilities are reasonable estimates of fair value because of the short maturities of these instruments. Fair values for secured loans receivable, senior unsecured notes and mortgage debt are estimates based on rates currently prevailing for similar instruments of similar maturities. The fair values of the interest rate swaps and the MOPPRS Option were determined through estimates provided by investment bank affiliates. The fair values of the available for sale securities were determined based on market quotes.

	December 31,
	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Secured loans receivable	$175,426	$202,695	$140,700	$161,960
Senior unsecured notes and mortgage debt	(1,698,346)	(1,750,559)	(1,183,961)	(1,269,234)
Available for sale securities	6,333	6,333	—	—
Interest rate swaps	388	388	—	—
MOPPRS option	—	—	(3,230)	(20,000)

(17)   Compensation Plans

Stock Based Compensation

The Company’s 2000 Stock Incentive Plan (the “Incentive Plan”) provides for the granting of stock based compensation, including stock options, restricted stock, and performance restricted stock units. The maximum number of shares issuable over the term of the Incentive Plan is 11.4 million shares with approximately 4.9 million shares available for future awards at December 31, 2005, of which approximately 262,700 shares may be issued as restricted stock and performance restricted stock units.

HEALTH CARE PROPERTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Number of Shares	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
Balance at January 1, 2003	7,538	$15	2,074	$17
Granted	1,068	19
Exercised	(2,576)	16
Forfeited	(669)	15
Balance at December 31, 2003	5,361	16	921	$15
Granted	1,011	27
Exercised	(1,446)	15
Forfeited	(645)	15
Balance at December 31, 2004	4,281	19	1,277	$17
Granted	1,175	25
Exercised	(1,436)	16
Forfeited	(158)	21
Balance at December 31, 2005	3,862	22	1,157	$19

A summary of stock options outstanding at December 31, 2005, is presented in the following table (in thousands, except per share and life data).

Options Outstanding				Options Exercisable
Number	Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Life	Number	Weighted Average Exercise Price
481	$12-16	$14	4 years	266	$15
611	17-18	18	6 years	338	18
485	19-22	19	6 years	301	19
2,285	23-28	26	9 years	252	26
3,862	12-28	23	7 years	1,157	19

HEALTH CARE PROPERTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average fair value per share at the dates of grant for options awarded during 2005, 2004 and 2003 was $1.87, $1.79 and $0.91, respectively. At December 31, 2005, the remaining unamortized cost of stock options was $3.2 million. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions underlying the determination of such fair values for options granted are summarized as follows:

	2005	2004	2003
Dividend yield	7.5%	7.5%	8.7%
Expected life—years	6.5	5	10
Risk-free interest rate	3.71%	2.78%	3.99%
Expected stock price volatility	20%	20%	20%

Restricted Stock and Performance Restricted Stock Units

Under the Incentive Plan, restricted stock and performance restricted stock units generally vest over a three to five year period. The vesting of certain restricted shares and units may accelerate upon retirement, a change in control of the Company, as defined, and other events. When vested, each performance restricted stock unit is convertible into one share of common stock. The restricted stock and performance restricted stock units are valued on the grant date based on the market price of a common share on that date. Generally, the Company recognizes the fair value of the awards over the applicable vesting period as compensation expense. At December 31, 2005, there were 0.5 million unvested shares of restricted stock and 0.5 million performance restricted stock units outstanding, with no units vested and convertible into common stock. At December 31, 2005, the remaining unamortized cost of restricted stock and performance restricted stock units was $8.5 million and $7.9 million, respectively. The following table summarizes awards for restricted stock and performance restricted stock units (in thousands):

	Year Ended December 31,
	2005		2004		2003
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Performance restricted stock units	292	$7,438	122	$3,346	113	$837
Restricted stock	117	3,047	124	3,279	334	7,145

Employee Benefit Plan

The Company maintains a 401(k) and profit sharing plan that allows for eligible participants to defer compensation, subject to certain limitations imposed by the Code. The Company provides a matching contribution of up to 4% of each participant’s eligible compensation. During 2005, 2004 and 2003, the Company’s matching contributions have been approximately $0.2 million in each year.

(18)   Segment Disclosures

The Company’s business consists of financing and leasing healthcare-related real estate. The Company evaluates its business and makes resource allocations on its two business segments—triple-net leased and medical office buildings segments. Under the triple-net leased segment, the Company invests in healthcare-related real estate through acquisition and secured financing of primarily single tenant properties. Properties acquired are primarily leased under triple-net leases. Under the medical office buildings segment, the Company acquires medical office buildings that are primarily leased under gross or modified gross leases, and generally require a greater level of property management. The accounting

HEALTH CARE PROPERTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

policies of the segments are the same as those described in the summary of significant accounting policies (See Note 2). There are no intersegment sales or transfers. The Company evaluates performance based upon property net operating income of the combined properties in each segment.

Non-segment revenue consists mainly of interest on unsecured loans and other fee income. Non-segment assets consist of corporate assets including cash, restricted cash, accounts receivable, net and deferred financing costs. Interest expense, depreciation and amortization, and other non-property specific revenues and expenses are not allocated to individual segments in determining the Company’s performance measure.

Summary information for the reportable segments is as follows (dollars in thousands):

For the year ended December 31, 2005:

Segments	Rental Revenues	Equity Income (Loss)	Interest and Other	Total Revenues	NOI(1)
Triple-net leased
Senior housing facilities	$115,937	$256	$3,160	$119,353	$107,050
Hospital	91,122	—	6,065	97,187	91,122
Skilled nursing facilities	87,665	—	5,814	93,479	87,665
Other healthcare facilities	30,623	—	—	30,623	25,432
Total triple-net leased	$325,347	$256	$15,039	$340,642	$311,269
Medical office buildings	126,898	(1,379)	—	125,519	81,993
Non-segment revenues and other income	—	—	11,115	11,115	—
Total revenues	$452,245	$(1,123)	$26,154	$477,276	$393,262

For the year ended December 31, 2004:

Segments	Rental Revenues	Equity Income (Loss)	Interest and Other	Total Revenues	NOI(1)
Triple-net leased
Senior housing facilities	$88,101	$620	$15,516	$104,237	$81,601
Hospital	89,185	—	6,270	95,455	89,185
Skilled nursing facilities	80,804	—	6,440	87,244	80,804
Other healthcare facilities	29,519	—	—	29,519	23,795
Total triple-net leased	$287,609	$620	$28,226	$316,455	$275,385
Medical office buildings	93,725	1,537	—	95,262	63,465
Non-segment revenues and other income	—	—	7,835	7,835	—
Total revenues	$381,334	$2,157	$36,061	$419,552	$338,850

HEALTH CARE PROPERTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended December 31, 2003:

Segments	Rental Revenues	Equity Income (Loss)	Interest and Other	Total Revenues	NOI(1)
Triple-net leased:
Senior housing facilities	$58,215	$1,195	$25,404	$84,814	$50,738
Hospital	90,784	—	6,447	97,231	90,784
Skilled nursing facilities	70,009	—	8,186	78,195	70,009
Other healthcare facilities	22,521	—	—	22,521	19,142
Total triple net leased:	$241,529	$1,195	$40,037	$282,761	$230,673
Medical office buildings	76,569	1,694	—	78,263	53,129
Non-segment revenues and other income	—	—	7,776	7,776	—
Total revenues	$318,098	$2,889	$47,813	$368,800	$283,802

(1)          Net Operating Income from Continuing Operations (“NOI”) is a non-GAAP supplemental financial measure used to evaluate the operating performance of real estate properties. The Company defines NOI as rental revenues, including tenant reimbursements, less property level operating expenses, which exclude depreciation and amortization, general and administrative expenses, impairments, interest expense and discontinued operations. The Company believes NOI provides investors relevant and useful information because it measures the operating performance of the Company’s real estate at the property level on an unleveraged basis. The Company uses NOI to make decisions about resource allocations and assess property level performance. The Company believes that net income is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income as defined by GAAP since it does not reflect the aforementioned excluded items. Further, NOI may not be comparable to that of other real estate investment trusts, as they may use different methodologies for calculating NOI.

The following is a reconciliation from NOI to reported net income, a financial measure under GAAP (in thousands):

	Years ended December 31,
	2005	2004	2003
Net operating income from continuing operations	$393,262	$338,850	$283,802
Equity income (loss) from unconsolidated joint ventures	(1,123)	2,157	2,889
Interest and other income	26,154	36,061	47,813
Interest expense	(107,201)	(87,561)	(88,297)
Depreciation and amortization	(106,934)	(85,096)	(71,574)
General and administrative	(32,067)	(36,721)	(22,486)
Impairments	—	(1,305)	(2,090)
Minority interests	(12,950)	(12,204)	(9,751)
Total discontinued operations	13,916	14,859	18,279
Net income	$173,057	$169,040	$158,585

HEALTH CARE PROPERTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s total assets by segment were:

	As of December 31,
Segments	2005	2004
Triple-net leased:
Senior housing facilities	$1,318,245	$938,937
Hospital	809,930	787,624
Skilled nursing facilities	701,687	710,535
Other healthcare facilities	243,166	213,970
Total triple-net leased assets	$3,073,028	$2,651,066
Medical office building assets	1,034,651	881,020
Gross segment assets	4,107,679	3,532,086
Accumulated depreciation and amortization	(619,673)	(532,139)
Net segment assets	3,488,006	2,999,947
Non-segment assets	109,259	104,579
Total assets	$3,597,265	$3,104,526

(19)   Transactions with Related Parties

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

Mr. Flaherty, Chairman and Chief Executive Officer, of the Company, is a director of Quest Diagnostics Incorporated (“Quest”). During 2005, Quest made payments of approximately $0.5 million to the Company or its affiliates for the lease of medical office space at 14 locations. The leases for 12 of those locations were initially entered into by the predecessor landlord prior to the Company’s ownership of the particular medical office building with eight of those leases entered into before Mr. Flaherty became an employee and director of the Company and a director of Quest.

Mr. McKee, a director of the Company, is Vice Chairman and Chief Operating Officer of The Irvine Company. During each of 2005, 2004 and 2003, the Company made payments of approximately $0.6 million, $0.5 million and $0.5 million, respectively, to The Irvine Company for the lease of office space.

Mr. Messmer, a director of the Company, is Chairman and Chief Executive Officer of Robert Half International Inc. During 2005, 2004 and 2003, the Company made payments of approximately $0.1 million, $1.1 million and $0.1 million, respectively, to Robert Half International Inc. and certain of its subsidiaries for services including placement of temporary and permanent employees and Sarbanes-Oxley compliance consultation.

Mr. Rhein, a director of the Company, is a director of Cohen & Steers, Inc. Cohen & Steers Capital Management, Inc., a wholly owned subsidiary of Cohen & Steers, Inc., is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940. As of December 31, 2005, mutual funds

HEALTH CARE PROPERTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

managed by Cohen & Steers Capital Management, Inc., in the aggregate, owned 6.2% of the Company’s common stock.

Mr. Sullivan, a director of the Company, was a director of SCCI prior to July 28, 2005 and is a director of Covenant Care, Inc. During 2005, 2004 and 2003, SCCI made payments of approximately $0.9 million, $1.0 million and $1.3 million, respectively, to the Company for a lease and a loan, which loan was paid in full in July 2004, related to two of its hospital properties, and Covenant Care, Inc. made payments of approximately $8.0 million, $7.9 million and $7.6 million, respectively, to the Company for the lease of certain of its nursing home properties. Prior to July 28, 2005, the Company also owned certain preferred convertible securities in SCCI. On July 28, 2005, in connection with the acquisition of SCCI by Triumph Healthcare Holdings, Inc., the Company sold its securities in SCCI, and received proceeds of $2.9 million. The acquisition of the convertible securities in SCCI and the agreements that required payment to the Company from SCCI and Covenant Care were entered into prior to Mr. Sullivan being elected a director of the Company.

Pursuant to the original purchase agreement dated October 2, 2003, the Company paid $9.8 million during the year ended December 31, 2005, in additional purchase consideration in the form of an earn-out to the former members of MedCap Properties, LLC related to the Company’s 2003 acquisition of four MOBs that were under development at the time of acquisition. The amounts paid included $3.7 million paid to former members who are now senior officers of the Company. At the time that the original purchase agreement was entered into, the former members were not officers of the Company.

Notwithstanding these matters, the Board of Directors of the Company has determined, in accordance with the categorical standards adopted by the Board, that each of Messrs. McKee, Messmer, Rhein and Sullivan is independent within the meaning of the rules of the New York Stock Exchange.

See Note 10 for a discussion of the sale of the Company’s securities in SCCI.

(20)   Subsequent Events

On January 4, 2006, the Company acquired five medical office buildings for $41 million. The medical office buildings include approximately 216,000 rentable square feet and have an initial yield of 7.7%.

On February 8, 2006, the Company acquired four laboratory, office and biotech manufacturing buildings located in San Diego, California for $31 million. The initial yield is 6.0%, with the stabilized yield expected to be 8.3%. The buildings include approximately 158,000 rentable square feet.

HEALTH CARE PROPERTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(21)   Selected Quarterly Financial Data (Unaudited)

	Three Months Ended During 2005
	March 31	June 30	September 30	December 31
	(In thousands, except share data)
Revenue	$107,680	$117,991	$123,901	$127,704
Gain from real estate dispositions, net of impairments	4,738	4,166	273	979
Net income applicable to common shares	38,175	37,764	39,759	36,229
Dividends paid per common share	0.42	0.42	0.42	0.42
Basic earnings per common share	0.29	0.28	0.29	0.27
Diluted earnings per common share	0.28	0.28	0.29	0.27

	Three Months Ended During 2004
	March 31	June 30	September 30	December 31
	(In thousands, except share data)
Revenue	$94,020	$103,146	$108,646	$113,740
Gain (loss) from real estate dispositions, net of impairments	9,008	(2,176)	(6,036)	4,527
Net income applicable to common shares	41,552	36,302	29,208	40,848
Dividends paid per common share	0.4175	0.4175	0.4175	0.4175
Basic earnings per common share	0.32	0.28	0.22	0.31
Diluted earnings per common share	0.31	0.27	0.22	0.30

Results of operations for properties sold or to be sold have been classified as discontinued operations for all periods presented.

Health Care Property Investors, Inc.
Schedule III: Real Estate and Accumulated Depreciation
December 31, 2005
(Dollars in Thousands)

			Gross Amount at Which Carried at Close of Period 12/31/05					Life on Which Depreciation
City	State	Encumbrances at 12/31/05	Land	Building Improvements, CIP and Intangibles	Total	Accumulated Depreciation	Date Acquired/ Constructed	in Latest Income Statement is Computed
Senior housing
Birmingham	AL	$ —	$ 1,200	$ 8,023	$ 9,223	$ (1,635)	1999	45
Mesa	AZ	—	880	3,679	4,559	(562)	2003	30
Phoenix	AZ	—	473	4,478	4,951	(1,400)	1995	35
Tucson	AZ	—	2,350	24,037	26,387	(1,803)	2003	30
Auburn	CA	—	540	8,309	8,849	(1,302)	2001	40
Concord	CA	(25,000)	6,010	38,637	44,647	(507)	2005	40
Dana Point	CA	—	1,960	16,144	18,104	(207)	2005	40
Escondido	CA	—	627	4,951	5,578	(396)	2004	20
Escondido	CA	(14,340)	5,090	24,619	29,709	(328)	2005	40
Fairfield	CA	—	149	2,835	2,984	(659)	1997	35
Fremont	CA	—	2,360	11,855	14,215	(161)	2005	40
Granada Hills	CA	—	2,200	18,493	20,693	(242)	2005	40
Lodi	CA	—	732	5,907	6,639	(1,590)	1998	35
Murietta	CA	—	435	5,934	6,369	(1,331)	1999	35
Ontario	CA	—	174	4,622	4,796	(1,183)	1997	35
Palm Desert	CA	—	760	3,062	3,822	(379)	2001	35
Pleasant Hill	CA	(6,270)	2,480	21,569	24,049	(280)	2005	40
South San Francisco	CA	—	3,000	16,291	19,291	(211)	2005	40
Stockton	CA	—	505	3,977	4,482	(411)	2004	15
Ventura	CA	—	2,030	17,644	19,674	(233)	2005	40
Denver	CO	—	2,810	36,021	38,831	(2,702)	2003	30
Torrington	CT	—	166	11,251	11,417	(257)	2005	40
Dover	DE	—	380	4,147	4,527	(1,316)	1995	35
Altamonte Springs	FL	—	1,530	7,956	9,486	(885)	2002	40
Altamonte Springs	FL	—	394	3,124	3,518	(167)	2004	35
Boynton Beach	FL	—	1,270	5,232	6,502	(598)	2003	40
Casselberry	FL	—	540	1,550	2,090	(395)	1998	35
Clearwater	FL	—	2,250	3,207	5,457	(544)	2002	40
Clearwater	FL	—	3,856	12,446	16,302	(299)	2005	40
Delray Beach	FL	—	850	5,257	6,107	(651)	2002	45
Englewood	FL	—	1,240	9,841	11,081	(514)	2004	35
Jacksonville	FL	—	3,250	26,786	30,036	(3,416)	2002	35
Lakeland	FL	—	300	3,332	3,632	(50)	2005	25
New Port Richey	FL	—	1,575	12,463	14,038	(585)	2004	40
New Port Richey	FL	—	540	7,021	7,561	(100)	2005	25
Ocala	FL	—	522	5,420	5,942	(1,004)	1999	45
Ocala	FL	—	1,010	7,453	8,463	(135)	2005	20
Ocoee	FL	—	2,096	9,540	11,636	(231)	2005	40
Pinellas Park	FL	—	480	4,251	4,731	(1,430)	1996	35
Port Orange	FL	—	2,340	10,158	12,498	(237)	2005	40
Port Richey	FL	—	1,450	5,187	6,637	(642)	2001	35
St. Augustine	FL	—	830	11,851	12,681	(138)	2005	35

Health Care Property Investors, Inc.
Schedule III: Real Estate and Accumulated Depreciation (Continued)
December 31, 2005
(Dollars in Thousands)

			Gross Amount at Which Carried at Close of Period 12/31/05					Life on Which Depreciation
City	State	Encumbrances at 12/31/05	Land	Building Improvements, CIP and Intangibles	Total	Accumulated Depreciation	Date Acquired/ Constructed	in Latest Income Statement is Computed
Sun City Center	FL	$ —	$ 510	$ 6,120	$ 6,630	$ (328)	2004	35
Sun City Center	FL	—	3,466	70,810	74,276	(3,247)	2004	35
Tampa	FL	—	600	6,225	6,825	(1,512)	1999	45
Venice	FL	—	360	7,906	8,266	(137)	2005	20
Winter Haven	FL	—	390	607	997	(436)	1989	45
Zephyrhills	FL	—	460	3,355	3,815	(777)	1998	35
Cedar Rapids	IA	—	440	3,496	3,936	(180)	2004	35
Boise	ID	—	150	3,197	3,347	(515)	1999	35
Lewiston	ID	—	767	6,079	6,846	(282)	2004	40
Anderson	IN	—	500	6,375	6,875	(1,023)	1999	35
Evansville	IN	—	500	8,171	8,671	(1,339)	2000	45
Jeffersonville	IN	—	160	1,341	1,501	(148)	2003	40
Mission	KS	—	340	9,517	9,857	(1,069)	2002	35
Overland Park	KS	—	750	8,241	8,991	(1,589)	2000	45
Wichita	KS	—	220	4,422	4,642	(2,093)	1986	40
Lexington	KY	(8,010)	2,093	16,917	19,010	(997)	2004	30
Alexandria	LA	—	393	5,262	5,655	(1,157)	1997	45
Lafayette	LA	—	433	5,259	5,692	(1,142)	1997	45
Lake Charles	LA	—	454	5,583	6,037	(1,214)	1997	45
Auburn	MA	—	1,281	10,153	11,434	(471)	2004	40
Westminster	MD	—	768	5,619	6,387	(1,517)	1999	45
Cape Elizabeth	ME	—	630	3,957	4,587	(443)	2003	40
Saco	ME	—	80	2,688	2,768	(265)	2003	40
Holland	MI	(16,375)	787	51,410	52,197	(2,916)	2004	30
Sterling Height	MI	—	920	7,326	8,246	(907)	2001	35
Biloxi	MS	—	480	5,856	6,336	(968)	2001	40
Bozeman	MT	—	982	7,776	8,758	(360)	2004	40
Hendersonville	NC	—	100	1,836	1,936	(621)	1996	35
Hendersonville	NC	—	320	7,902	8,222	(2,504)	1996	35
Glassboro	NJ	—	162	2,875	3,037	(741)	1997	35
Hillsborough	NJ	—	1,042	10,260	11,302	(231)	2005	40
Manahawkin	NJ	—	921	10,187	11,108	(231)	2005	40
Vineland	NJ	—	177	2,897	3,074	(761)	1997	35
Voorhees Township	NJ	—	380	6,360	6,740	(1,927)	1995	35
Voorhees Township	NJ	—	900	7,968	8,868	(1,496)	1999	45
Albuquerque	NM	—	767	9,324	10,091	(2,235)	1997	45
Las Vegas	NV	—	1,960	5,916	7,876	(91)	2005	40
Painted Post	NY	—	150	3,939	4,089	(1,307)	1995	35
Cincinnati	OH	—	600	4,428	5,028	(548)	2001	35
Cleveland	OH	—	1,310	5,798	7,108	(799)	2002	40
Columbus	OH	—	800	7,415	8,215	(2,210)	1996	35
Allentown	PA	—	115	4,882	4,997	(1,576)	1995	35
Latrobe	PA	—	50	9,008	9,058	(2,791)	1995	35
Easley	SC	—	510	13,087	13,597	(4,110)	1996	35
Georgetown	SC	—	239	3,136	3,375	(567)	1999	45
Lancaster	SC	—	84	3,120	3,204	(499)	2000	45

Health Care Property Investors, Inc.
Schedule III: Real Estate and Accumulated Depreciation (Continued)
December 31, 2005
(Dollars in Thousands)

			Gross Amount at Which Carried at Close of Period 12/31/05					Life on Which Depreciation
City	State	Encumbrances at 12/31/05	Land	Building Improvements, CIP and Intangibles	Total	Accumulated Depreciation	Date Acquired/ Constructed	in Latest Income Statement is Computed
Rock Hill	SC	$ —	$ 203	$ 2,908	$ 3,111	$ (607)	1999	45
Spartanburg	SC	—	535	17,769	18,304	(5,217)	1996	35
Sumter	SC	—	196	2,866	3,062	(626)	1999	45
Jackson	TN	—	200	2,310	2,510	(969)	1999	35
Austin	TX	—	2,960	41,645	44,605	(3,123)	2003	30
Beaumont	TX	—	145	10,404	10,549	(2,429)	1996	45
Carthage	TX	—	83	1,486	1,569	(443)	1995	35
Conroe	TX	—	167	1,885	2,052	(527)	1996	35
Dallas	TX	—	330	7,058	7,388	—	2005	35
El Paso	TX	—	470	8,053	8,523	(2,420)	1997	35
El Paso	TX	—	300	4,052	4,352	(710)	1999	35
Fort Worth	TX	—	2,830	50,832	53,662	(3,812)	2003	30
Friendswood	TX	—	400	7,675	8,075	(797)	2002	45
Gun Barrel	TX	—	34	1,553	1,587	(462)	1995	35
Houston	TX	—	835	7,195	8,030	(1,219)	1998	45
Houston	TX	—	350	3,089	3,439	(927)	1999	35
Houston	TX	—	400	2,845	3,245	(787)	2000	45
Houston	TX	—	2,470	22,560	25,030	(2,963)	2002	35
Irving	TX	—	710	10,126	10,836	—	2005	35
Lubbock	TX	—	197	2,467	2,664	(689)	1996	35
Mesquite	TX	—	100	2,466	2,566	(689)	1996	35
Odessa	TX	—	200	4,052	4,252	(732)	1999	35
San Antonio	TX	—	180	9,429	9,609	(2,772)	1997	35
San Antonio	TX	—	632	7,182	7,814	(1,603)	1997	45
San Antonio	TX	—	730	4,276	5,006	(566)	2002	45
San Marcos	TX	—	190	3,571	3,761	(1,138)	1997	35
Sherman	TX	—	145	1,516	1,661	(452)	1995	35
Sugar Land	TX	—	350	2,976	3,326	(885)	1999	35
Temple	TX	—	96	2,138	2,234	(561)	1997	35
The Woodlands	TX	—	400	1,864	2,264	(610)	1999	35
Victoria	TX	—	175	4,292	4,467	(1,201)	1996	43
Woodbridge	VA	—	950	7,158	8,108	(1,349)	1998	45
Everett	WA	—	314	3,376	3,690	(1,156)	1995	35
Kirkland	WA	(6,395)	1,000	13,562	14,562	(170)	2005	40
Puyallup	WA	—	1,088	8,630	9,718	(400)	2004	40
Renton	WA	—	231	2,877	3,108	(974)	1995	35
Shoreline	WA	—	1,590	10,800	12,390	(144)	2005	40
Shoreline	WA	—	4,030	23,727	27,757	(308)	2005	40
Walla Walla	WA	—	300	5,282	5,582	(933)	1999	35
Total senior housing		$ (76,390)	$ 119,651	$ 1,170,518	$ 1,290,169	$ (128,763)
Medical office buildings
Cullman	AL	—	—	13,047	13,047	—	2005	40
Cullman	AL	—	—	12,350	12,350	—	2005	35
Chandler	AZ	—	3,669	13,920	17,589	(463)	2004	40
Oro Valley	AZ	—	1,050	6,774	7,824	(818)	2001	45
Phoenix	AZ	—	780	3,611	4,391	(666)	1999	35
Phoenix	AZ	—	280	877	1,157	(84)	2001	45
Tucson	AZ	—	215	6,318	6,533	(891)	2001	35
Tucson	AZ	—	215	4,064	4,279	(291)	2003	45
Murietta	CA	—	402	9,670	10,072	(1,862)	1999	35

Health Care Property Investors, Inc.
Schedule III: Real Estate and Accumulated Depreciation (Continued)
December 31, 2005
(Dollars in Thousands)

			Gross Amount at Which Carried at Close of Period 12/31/05					Life on Which Depreciation
City	State	Encumbrances at 12/31/05	Land	Building Improvements, CIP and Intangibles	Total	Accumulated Depreciation	Date Acquired/ Constructed	in Latest Income Statement is Computed
Poway	CA	$ —	$ 2,700	$ 10,908	$ 13,608	$ (2,994)	1997	35
San Diego	CA	—	2,900	5,959	8,859	(2,519)	1997	35
San Diego	CA	(7,869)	2,863	8,971	11,834	(3,326)	1997	35
San Diego	CA	—	4,619	21,006	25,625	(7,475)	1997	35
San Diego	CA	(3,836)	1,650	4,192	5,842	(920)	1999	35
San Diego	CA	—	2,910	17,362	20,272	(3,059)	1999	35
San Jose	CA	—	1,935	2,110	4,045	(366)	2003	36
San Jose	CA	—	1,460	6,095	7,555	59	2003	36
Valencia	CA	—	2,309	6,689	8,998	(1,429)	1999	35
West Hills	CA	—	2,100	11,071	13,171	(2,464)	1999	35
Aurora	CO	—	—	6,563	6,563	—	2005		*
Conifer	CO	(942)	—	1,633	1,633	(12)	2005	40
Englewood	CO	(6,258)	—	9,996	9,996	(123)	2005	35
Englewood	CO	—	—	9,666	9,666	(142)	2005	35
Englewood	CO	(5,644)	—	9,260	9,260	(108)	2005	35
Englewood	CO	(5,207)	—	10,015	10,015	(112)	2005	35
Littleton	CO	(2,931)	—	5,330	5,330	(75)	2005	35
Littleton	CO	(3,291)	—	5,584	5,584	(62)	2005	40
Lone Tree	CO	—	—	17,732	17,732	(673)	2004	40
Thornton	CO	—	236	10,219	10,455	(966)	2001	45
Atlantis	FL	(1,778)	4	5,785	5,789	(1,096)	1999	35
Atlantis	FL	(1,495)	—	1,987	1,987	(350)	1999	35
Atlantis	FL	—	—	2,018	2,018	(351)	1999	35
Orlando	FL	—	2,144	5,640	7,784	(693)	2003	36
Brownsburg	IN	—	430	790	1,220	(158)	1998	35
Indianapolis	IN	—	520	2,034	2,554	(413)	1998	35
Indianapolis	IN	—	1,278	9,887	11,165	(2,000)	1998	35
Indianapolis	IN	—	700	3,554	4,254	(720)	1998	35
Indianapolis	IN	—	1,200	6,592	7,792	(1,342)	1998	35
Indianapolis	IN	—	944	3,037	3,981	(745)	1998	35
Indianapolis	IN	—	1,754	5,834	7,588	(1,379)	1998	35
Indianapolis	IN	—	642	2,453	3,095	(646)	1998	35
Indianapolis	IN	—	1,057	3,949	5,006	(861)	1998	35
Indianapolis	IN	(3,209)	1,164	6,284	7,448	(1,381)	1998	35
Indianapolis	IN	—	3,104	11,477	14,581	(2,408)	1998	35
Indianapolis	IN	—	420	3,598	4,018	(628)	1999	35
Zionsville	IN	—	400	2,040	2,440	(464)	1998	35
Wichita	KS	(2,321)	530	3,341	3,871	(309)	2001	45
Louisville	KY	(6,705)	936	9,196	10,132	(543)	2005	12
Louisville	KY	(22,356)	835	29,604	30,439	(624)	2005	38
Louisville	KY	—	780	8,878	9,658	(362)	2005	19
Louisville	KY	—	826	14,975	15,801	(288)	2005	39
Louisville	KY	—	2,983	14,019	17,002	(376)	2005	31
Glen Burnie	MD	(3,578)	670	5,085	5,755	(968)	1999	35
Minneapolis	MN	(8,361)	117	13,267	13,384	(3,129)	1997	35
Minneapolis	MN	(3,655)	160	10,184	10,344	(2,209)	1998	35
St Louis/Shrews	MO	(3,441)	1,650	3,767	5,417	(664)	1999	35
Albuquerque	NM	—	—	4,835	4,835	—	2005		*
Elko	NV	—	55	2,637	2,692	(520)	1999	35
Las Vegas	NV	—	—	16,826	16,826	(703)	2004	40
Las Vegas	NV	—	3,244	18,485	21,729	(981)	2004	30
Harrison	OH	(2,654)	—	4,561	4,561	(804)	1999	35

Health Care Property Investors, Inc.
Schedule III: Real Estate and Accumulated Depreciation (Continued)
December 31, 2005
(Dollars in Thousands)

			Gross Amount at Which Carried at Close of Period 12/31/05					Life on Which Depreciation
City	State	Encumbrances at 12/31/05	Land	Building Improvements, CIP and Intangibles	Total	Accumulated Depreciation	Date Acquired/ Constructed	in Latest Income Statement is Computed
Owasso	OK	$ —	$ —	$ 265	$ 265	$ —	2005	*
Roseburg	OR	—	—	5,707	5,707	(917)	2000	34
Hermitage	TN	—	830	7,858	8,688	(471)	2003	36
Hermitage	TN	—	596	10,428	11,024	(1,029)	2003	36
Hermitage	TN	—	317	7,066	7,383	(676)	2003	36
Murfreesboro	TN	(6,394)	900	11,936	12,836	(2,148)	1999	35
Fort Worth	TX	(2,828)	—	3,515	3,515	(80)	2005	25
Fort Worth	TX	(4,688)	—	8,001	8,001	(75)	2005	40
Houston	TX	—	300	3,770	4,070	(1,558)	1993	30
Houston	TX	(13,276)	1,927	32,234	34,161	(5,918)	1999	35
Houston	TX	(10,427)	2,203	19,142	21,345	(6,486)	1999	20
Longview	TX	—	102	7,998	8,100	(2,106)	1993	45
Lufkin	TX	—	338	2,383	2,721	(592)	1993	45
McKinney	TX	—	541	6,382	6,923	(700)	2003	36
McKinney	TX	—	—	7,827	7,827	(343)	2003	36
Pampa	TX	—	84	3,242	3,326	(848)	1993	45
Plano	TX	(4,426)	1,704	7,806	9,510	(1,908)	1999	25
Victoria	TX	—	125	8,977	9,102	(2,225)	1994	45
Bountiful	UT	—	276	5,237	5,513	(1,217)	1995	45
Castle Dale	UT	—	50	1,818	1,868	(359)	1999	35
Centerville	UT	(507)	300	1,288	1,588	(254)	1999	35
Grantsville	UT	—	50	429	479	(84)	1999	35
Kaysville	UT	—	530	4,493	5,023	(432)	2001	45
Layton	UT	(1,117)	—	2,827	2,827	(498)	1999	35
Layton	UT	—	371	7,085	7,456	(982)	2001	35
Ogden	UT	(608)	180	1,726	1,906	(334)	1999	35
Orem	UT	—	337	9,813	10,150	(1,975)	1999	35
Providence	UT	—	240	4,005	4,245	(780)	1999	35
Salt Lake City	UT	—	190	779	969	(151)	1999	35
Salt Lake City	UT	(4,710)	180	14,849	15,029	(2,974)	1999	35
Salt Lake City	UT	—	3,000	7,547	10,547	(834)	2001	40
Salt Lake City	UT	—	509	4,402	4,911	(549)	2003	36
Salt Lake City	UT	—	220	10,795	11,015	(2,220)	1999	35
Springville	UT	—	85	1,493	1,578	(294)	1999	35
Stansbury	UT	(2,246)	450	3,220	3,670	(298)	2001	45
Washington Terrace	UT	—	—	4,631	4,631	(1,012)	1999	35
Washington Terrace	UT	—	—	2,703	2,703	(584)	1999	35
West Valley City	UT	—	1,070	17,463	18,533	(3,425)	1999	35
West Valley City	UT	—	410	8,264	8,674	(827)	2002	35
Reston	VA	—	—	16,073	16,073	(639)	2004	40
Renton	WA	—	—	18,796	18,796	(3,406)	1999	35
Seattle	WA	—	—	58,900	58,900	(3,184)	2004	39
Seattle	WA	—	—	28,945	28,945	(2,156)	2004	36
Seattle	WA	—	—	9,439	9,439	(724)	2004	33
Seattle	WA	—	—	9,639	9,639	(817)	2004	10
Seattle	WA	—	—	4,585	4,585	(412)	2004	25
Total Medical office building		$ (146,758)	$ 79,255	$ 903,392	$ 982,647	$ (119,457)

Health Care Property Investors, Inc.
Schedule III: Real Estate and Accumulated Depreciation (Continued)
December 31, 2005
(Dollars in Thousands)

			Gross Amount at Which Carried at Close of Period 12/31/05					Life on Which Depreciation
City	State	Encumbrances at 12/31/05	Land	Building Improvements, CIP and Intangibles	Total	Accumulated Depreciation	Date Acquired/ Constructed	in Latest Income Statement is Computed
Hospitals
Fayetteville	AR	$—	$700	$9,951	$10,651	$(1,755)	1999	35
Little Rock	AR	—	709	9,604	10,313	(3,458)	1989	45
Peoria	AZ	—	1,565	7,070	8,635	(2,774)	1988	45
Tucson	AZ	—	630	2,989	3,619	(571)	1989	45
Irvine	CA	—	18,000	70,800	88,800	(12,481)	1999	35
Los Gatos	CA	—	3,736	17,139	20,875	(11,337)	1985	30
Tarzana	CA	—	12,300	77,465	89,765	(13,636)	1999	35
Colorado Springs	CO	—	690	8,338	9,028	(2,924)	1990	45
Ft. Lauderdale	FL	—	2,000	11,269	13,269	(2,299)	1997	40
Palm Beach Garden	FL	—	4,200	58,250	62,450	(10,265)	1999	35
Roswell	GA	—	6,900	54,859	61,759	(9,731)	1999	35
Idaho Falls	ID	—	2,068	25,170	27,238	(1,764)	2002	45
Overland Park	KS	—	2,316	10,704	13,020	(4,159)	1986	45
Wichita	KS	—	1,500	12,501	14,001	(2,203)	1999	35
Plaquemine	LA	—	636	9,722	10,358	(3,647)	1992	35
Slidell	LA	—	2,520	19,412	21,932	(9,936)	1985	40
Poplar Bluff	MO	—	1,200	34,800	36,000	(6,131)	1999	35
Hickory	NC	—	2,600	69,900	72,500	(12,316)	1999	35
Bennetsville	SC	—	794	13,700	14,494	(3,381)	1999	25
Cheraw	SC	—	500	8,000	8,500	(1,980)	1999	25
Amarillo	TX	—	350	3,800	4,150	(2,425)	1999	10
Cleveland	TX	—	400	14,603	15,003	(2,171)	1999	35
San Antonio	TX	—	1,990	12,994	14,984	(6,192)	1988	45
Webster	TX	—	2,900	58,759	61,659	(8,509)	1997	35
West Valley City	UT	—	890	5,161	6,051	(1,231)	1999	35
Morgantown	WV	—	—	14,400	14,400	(2,540)	1999	35
Total hospitals		$—	$72,094	$641,360	$713,454	$(139,816)
Skilled nursing
Mobile	AL	$—	$335	$3,614	$3,949	$(2,459)	1986	30
Dumas	AR	—	50	1,453	1,503	(1,021)	1988	25
Piggott	AR	—	30	1,909	1,939	(1,090)	1988	30
Douglas	AZ	—	110	1,492	1,602	(318)	1999	35
Safford	AZ	—	300	4,217	4,517	(789)	1999	35
Tucson	AZ	—	289	3,499	3,788	(909)	1999	35
Bellflower	CA	—	330	1,148	1,478	(732)	1986	35
Claremont	CA	—	513	1,944	2,457	(1,339)	1985	25
Downey	CA	—	330	1,406	1,736	(902)	1986	35
El Monte	CA	—	360	3,542	3,902	(2,273)	1986	35
Glendora	CA	—	430	2,292	2,722	(1,424)	1986	35
Livermore	CA	—	330	1,711	2,041	(1,345)	1985	25
Lomita	CA	—	510	1,222	1,732	(793)	1986	35
Perris	CA	—	336	3,394	3,730	(1,153)	1998	25
Vista	CA	—	653	6,447	7,100	(2,118)	1997	25
Denver	CO	—	952	4,791	5,743	(2,800)	1986	30
Denver	CO	—	200	3,764	3,964	(701)	1999	35
Fort Collins	CO	—	159	2,064	2,223	(1,611)	1985	25
Lakewood	CO	—	150	4,548	4,698	(842)	1999	35
Morrison	CO	—	430	5,689	6,119	(4,311)	1985	25
Lake City	FL	—	100	2,649	2,749	(1,803)	1987	30
Lake Worth	FL	—	720	5,264	5,984	(2,056)	1989	45

Health Care Property Investors, Inc.
Schedule III: Real Estate and Accumulated Depreciation (Continued)
December 31, 2005
(Dollars in Thousands)

			Gross Amount at Which Carried					Life on Which
			at Close of Period 12/31/05					Depreciation
City	State	Encumbrances at 12/31/05	Land	Building Improvements, CIP and Intangibles	Total	Accumulated Depreciation	Date Acquired/ Constructed	in Latest Income Statement is Computed
Live Oak	FL	$—	$130	$2,317	$2,447	$(932)	1989	45
Orange Park	FL	—	450	3,322	3,772	(1,271)	1988	45
Orlando	FL	—	755	2,984	3,739	(1,751)	1998	30
Orlando	FL	—	600	5,059	5,659	(1,936)	1988	45
Port St. Lucie	FL	—	1,050	2,528	3,578	(1,150)	1988	45
Winter Haven	FL	—	875	4,337	5,212	(1,807)	1989	45
Statesboro	GA	—	168	1,695	1,863	(599)	1998	25
Cedar Rapids	IA	—	300	3,430	3,730	(1,971)	1988	30
Rexburg	ID	—	200	5,310	5,510	(1,329)	1998	35
Anderson	IN	—	50	8,035	8,085	(1,734)	1998	35
Angola	IN	—	130	2,970	3,100	(581)	1999	35
Chesterton	IN	—	53	3,407	3,460	(1,162)	1995	35
Ferdinand	IN	—	26	3,389	3,415	(1,292)	1991	40
Fort Wayne	IN	—	125	3,391	3,516	(794)	1998	35
Fort Wayne	IN	—	200	4,300	4,500	(881)	1999	35
Fort Wayne	IN	—	140	3,860	4,000	(762)	1999	35
Greenfield	IN	—	130	3,303	3,433	(767)	1998	35
Huntington	IN	—	30	3,071	3,101	(623)	1999	35
Indianapolis	IN	—	250	2,184	2,434	(552)	1998	35
Indianapolis	IN	—	500	7,344	7,844	(1,636)	1998	35
Indianapolis	IN	—	40	1,994	2,034	(442)	1998	35
Indianapolis	IN	—	100	2,334	2,434	(562)	1998	35
Indianapolis	IN	—	450	5,583	6,033	(1,237)	1998	35
Jasper	IN	—	165	6,811	6,976	(1,283)	2001	35
Jeffersonville	IN	—	296	6,955	7,251	(3,776)	1990	30
Kokomo	IN	—	250	5,932	6,182	(707)	2000	45
Lebanon	IN	—	—	5,550	5,550	(1,033)	2000	45
Ligonier	IN	—	84	2,839	2,923	(373)	2002	30
Logansport	IN	—	80	3,032	3,112	(592)	2002	25
Lowell	IN	—	34	3,035	3,069	(1,406)	1991	35
Michigan City	IN	—	555	5,494	6,049	(270)	2004	40
Milford	IN	—	26	1,935	1,961	(838)	1991	35
New Albany	IN	—	230	7,090	7,320	(1,365)	2001	35
Petersburg	IN	—	25	2,434	2,459	(1,026)	1991	40
Richmond	IN	—	250	5,016	5,266	(867)	2001	35
Seymour	IN	—	—	7,897	7,897	(410)	2004	45
Spencer	IN	—	70	7,440	7,510	(1,498)	2001	35
Tell City	IN	—	95	7,812	7,907	(867)	2001	45
Upland	IN	—	150	1,715	1,865	(946)	1986	35
Vincennes	IN	—	1,000	5,373	6,373	(3,518)	1986	30
Yorktown	IN	—	64	3,603	3,667	(1,221)	1995	35
Hutchinson	KS	—	318	3,756	4,074	(1,922)	1986	40
Salina	KS	—	250	2,415	2,665	(1,409)	1988	30
Wichita	KS	—	220	4,377	4,597	(2,200)	1986	40
Albany	KY	—	95	1,918	2,013	(315)	2002	30
Augusta	KY	—	75	881	956	(207)	2002	20
Bedford.	KY	—	50	2,667	2,717	(416)	2002	30
Cynthiana	KY	—	192	4,875	5,067	(107)	2005	40
Georgetown	KY	—	620	2,298	2,918	(362)	2002	30
Mayfield	KY	—	218	2,797	3,015	(1,349)	1986	40
Taylorsville	KY	—	145	5,390	5,535	(839)	2002	30
Franklin	LA	—	406	4,102	4,508	(1,416)	1998	25

Health Care Property Investors, Inc.
Schedule III: Real Estate and Accumulated Depreciation (Continued)
December 31, 2005
(Dollars in Thousands)

			Gross Amount at Which Carried					Life on Which
			at Close of Period 12/31/05					Depreciation
City	State	Encumbrances at 12/31/05	Land	Building Improvements, CIP and Intangibles	Total	Accumulated Depreciation	Date Acquired/ Constructed	in Latest Income Statement is Computed
Morgan City	LA	$—	$202	$2,048	$2,250	$(707)	1998	25
Chelmsford	MA	—	429	3,996	4,425	(2,665)	1985	30
Fairhaven	MA	—	350	2,264	2,614	(2,263)	1985	20
Westborough	MA	—	138	2,975	3,113	(2,040)	1985	30
Cambridge	MD	—	371	9,166	9,537	(4,752)	1987	35
Elkton	MD	—	706	7,012	7,718	(3,607)	1987	35
Lexington Park	MD	—	210	4,658	4,868	(2,317)	1987	40
Bad Axe	MI	—	400	4,506	4,906	(906)	1998	40
Deckerville	MI	—	39	2,966	3,005	(1,253)	1986	45
Mc Bain	MI	—	12	2,424	2,436	(1,035)	1986	45
West Point	MS	—	110	2,635	2,745	(1,253)	1986	40
Arden	NC	—	460	3,753	4,213	(1,126)	1996	45
King	NC	—	207	3,423	3,630	(1,262)	1993	45
Knightdale	NC	—	300	3,169	3,469	(1,159)	1995	35
Lenoir	NC	—	—	3,459	3,459	(259)	2002	40
Walnut Cove	NC	—	30	3,470	3,500	(2,519)	1985	25
Woodfin	NC	—	301	3,321	3,622	(1,236)	1993	45
Las Vegas	NM	—	178	1,638	1,816	(1,350)	1985	25
Las Vegas	NV	—	1,300	4,300	5,600	(1,046)	1999	35
Las Vegas	NV	—	1,300	6,200	7,500	(1,422)	1999	35
Canton	OH	—	77	3,785	3,862	(2,640)	1986	30
Delaware	OH	—	93	3,440	3,533	(1,977)	1986	35
Fairborn	OH	—	250	4,951	5,201	(955)	1999	35
Georgetown	OH	—	130	5,070	5,200	(976)	1999	35
Hilliard	OH	—	87	3,776	3,863	(2,610)	1986	30
Marion	OH	—	218	2,971	3,189	(1,831)	1986	30
Newark	OH	—	400	8,588	8,988	(4,544)	1986	35
Port Clinton	OH	—	370	3,730	4,100	(740)	1999	35
Springfield	OH	—	250	4,051	4,301	(796)	1999	35
Toledo	OH	—	120	5,280	5,400	(1,054)	1999	35
Versailles	OH	—	120	5,080	5,200	(977)	1999	35
Whitehouse	OH	—	250	2,501	2,751	(1,174)	1986	40
Edmond	OK	—	516	3,768	4,284	(1,782)	1986	45
Moore	OK	—	134	3,454	3,588	(1,623)	1986	45
Ponca City	OK	—	316	2,630	2,946	(420)	2000	35
Seminole	OK	—	263	464	727	(264)	2000	35
Shawnee	OK	—	297	4,245	4,542	(700)	2000	35
Stillwater	OK	—	50	1,323	1,373	(444)	1998	35
Salem	OR	—	87	2,660	2,747	(1,830)	1985	25
Hillsdale	PA	—	35	3,298	3,333	(659)	1998	35
Blountville	TN	—	38	4,320	4,358	(2,033)	1986	40
Bolivar	TN	—	61	3,424	3,485	(1,589)	1986	40
Camden	TN	—	68	3,730	3,798	(2,065)	1986	35
Carthage	TN	—	129	2,406	2,535	(141)	2004	35
Huntingdon	TN	—	84	4,220	4,304	(1,999)	1986	40
Huntsville	TN	—	75	5,467	5,542	(1,070)	2001	35
Jefferson City	TN	—	63	4,060	4,123	(2,188)	1986	35
Kingsport	TN	—	450	8,092	8,542	(1,688)	2001	35
Lawrence County	TN	—	210	7,832	8,042	(1,595)	2001	35
Loudon	TN	—	26	3,879	3,905	(2,100)	1986	35
Maryville	TN	—	160	1,472	1,632	(636)	1986	45
Maryville	TN	—	307	4,376	4,683	(1,813)	1986	45

Health Care Property Investors, Inc.
Schedule III: Real Estate and Accumulated Depreciation (Continued)
December 31, 2005
(Dollars in Thousands)

			Gross Amount at Which Carried					Life on Which
			at Close of Period 12/31/05					Depreciation
City	State	Encumbrances at 12/31/05	Land	Building Improvements, CIP and Intangibles	Total	Accumulated Depreciation	Date Acquired/ Constructed	in Latest Income Statement is Computed
Memphis	TN	$—	$236	$4,923	$5,159	$(2,332)	1998	40
Ripley	TN	—	29	3,718	3,747	(1,603)	1986	45
Amarillo	TX	—	200	2,048	2,248	(501)	1998	35
Fort Worth.	TX	—	243	2,575	2,818	(894)	1998	25
Frankston	TX	—	50	947	997	(546)	1988	30
Galveston	TX	—	245	6,977	7,222	(968)	2002	35
Pilot Point	TX	—	220	2,314	2,534	(434)	2002	30
Pittsburg	TX	—	50	1,339	1,389	(761)	1988	30
Port Arthur	TX	—	155	7,067	7,222	(977)	2002	35
Texas City	TX	—	325	2,727	3,052	(641)	1998	35
Texas City	TX	—	170	7,052	7,222	(975)	2002	35
Ogden	UT	—	250	4,685	4,935	(1,174)	1998	35
Fishersville	VA	—	751	7,734	8,485	(482)	2004	40
Floyd	VA	—	309	2,708	3,017	(401)	2004	25
Independence	VA	—	206	8,366	8,572	(485)	2004	40
Newport News	VA	—	535	6,192	6,727	(399)	2004	40
Roanoke	VA	—	586	7,159	7,745	(439)	2004	40
Staunton	VA	—	422	8,681	9,103	(527)	2004	40
Williamsburg	VA	—	699	4,886	5,585	(330)	2004	40
Windsor	VA	—	319	7,543	7,862	(444)	2004	40
Woodstock	VA	—	607	5,400	6,007	(349)	2004	40
Issaquah	WA	—	1,700	5,742	7,442	(1,843)	1999	20
Green Bay	WI	—	100	3,604	3,704	(2,207)	1988	30
Milwaukee	WI	—	450	2,239	2,689	(1,287)	1988	30
Omro	WI	—	36	3,651	3,687	(2,872)	1985	25
Sturgeon Bay	WI	—	250	2,653	2,903	(1,525)	1988	30
Total skilled nursing		$—	$42,252	$608,301	$650,553	$(197,584)
Other healthcare
Douglas	AZ	$—	$110	$703	$813	$(124)	1999	35
Sacramento	CA	(12,948)	2,860	21,706	24,566	(5,680)	1998	35
San Diego	CA	—	7,872	33,537	41,409	(1,576)	2004	40
Sunnyvale	CA	—	5,210	15,345	20,555	(3,739)	1997	35
Bristol	CT	—	560	2,839	3,399	(292)	2002	30
Enfield	CT	—	480	3,107	3,587	(391)	2003	15
Newington	CT	—	310	2,007	2,317	(206)	2002	30
West Springfield	MA	—	680	4,044	4,724	(323)	2002	30
Las Vegas	NV	—	5,900	38,366	44,266	(3,982)	2002	40
East Providence	RI	—	240	1,562	1,802	(161)	2002	30
Warwick	RI	—	455	2,020	2,475	(207)	2002	30
Clarksville	TN	—	1,195	6,537	7,732	(1,430)	1998	35
Knoxville	TN	—	700	4,559	5,259	(1,498)	1994	35
Salt Lake City	UT	—	—	878	878	—	2005	*
Salt Lake City	UT	—	500	8,548	9,048	(1,110)	2001	35
Salt Lake City	UT	—	890	15,623	16,513	(1,787)	2001	40
Salt Lake City	UT	—	190	9,875	10,065	(971)	2001	45
Salt Lake City	UT	—	630	6,921	7,551	(817)	2001	40
Salt Lake City	UT	—	125	6,368	6,493	(626)	2001	45
Salt Lake City	UT	—	—	14,614	14,614	(953)	2002	45
Salt Lake City	UT	—	280	4,345	4,625	(337)	2002	45

Health Care Property Investors, Inc.
Schedule III: Real Estate and Accumulated Depreciation (Continued)
December 31, 2005
(Dollars in Thousands)

			Gross Amount at Which Carried					Life on Which
			at Close of Period 12/31/05					Depreciation
City	State	Encumbrances at 12/31/05	Land	Building Improvements, CIP and Intangibles	Total	Accumulated Depreciation	Date Acquired/ Constructed	in Latest Income Statement is Computed
Salt Lake City	UT	$—	$—	$6,673	$6,673	$(227)	2004	35
Milwaukee	WI	—	550	3,252	3,802	(619)	1999	35
Total other healthcare		$(12,948)	$29,737	$213,429	$243,166	$(27,056)
Total continuing operations properties		$(236,096)	$342,989	$3,537,000	$3,879,989	$(612,676)
Properties held for sale
Mesa	AZ	$—	$200	$1,445	$1,645	$(390)
Port Richey	FL	—	250	967	1,217	(451)
Milledgeville	GA	—	150	1,687	1,837	(516)
Terre Haute	IN	—	275	(275)	—	—
Texarkana	TX	—	111	3,102	3,213	(2,071)
San Angelo	TX	—	150	250	400	(250)
Walla Walla	WA	—	115	1,490	1,605	(1,129)
Total properties held for sale		$—	$1,251	$8,666	$9,917	$(4,807)
Corporate and other assets		$—	$—	$5,324	$5,324	$(2,372)
Total		$(236,096)	$344,240	$3,550,990	$3,895,230	$(619,855)

*       Property is in development and not yet placed in service.

Schedule III total	$3,895,230
Less: In-place lease intangibles included in other assets and deferred revenue	39,289
Amount included under real estate on consolidated balance sheet	$3,855,941

(b)         A summary of activity for real estate and accumulated depreciation for the year ended December 31, 2005, 2004 and 2003 is as follows (in thousands):

	Year ended December 31,
	2005	2004	2003
Real estate:
Balances at beginning of year	$3,350,945	$3,017,461	$2,783,799
Acquisition of real state, development and improvements	576,932	511,448	310,151
Disposition of real estate	(68,048)	(183,012)	(62,497)
Impairments	—	(17,067)	(13,992)
Balances associated with changes in reporting presentation	(3,888)	22,115	—
Balances at end of year	$3,855,941	$3,350,945	$3,017,461
Accumulated depreciation:
Balances at beginning of year	$533,764	$474,021	$412,388
Depreciation expense	101,202	88,548	80,123
Disposition of real estate	(14,450)	(34,163)	(18,490)
Balances associated with changes in reporting presentation	(6,427)	5,358	—
Balances at end of year	$614,089	$533,764	$474,021