Form 10-Q
period 2006-03-31
HEALTH CARE PROPERTY INVESTORS INC
filed 2006-05-02
CIK 765880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2006.

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
YES  ☐  NO  ☒

As of April 24, 2006, there were 136,843,121 shares of $ 1.00 par value common stock outstanding.

HEALTH CARE PROPERTY INVESTORS, INC.

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

Condensed Consolidated Balance Sheets

Condensed Consolidated Statements of Income

Condensed Consolidated Statement of Stockholders’ Equity

Condensed Consolidated Statements of Cash Flows

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION
Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

Signatures

HEALTH CARE PROPERTY INVESTORS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Real estate:
Buildings and improvements	$3,678,006	$3,489,415
Developments in process	19,580	22,286
Land	344,496	344,240
Less accumulated depreciation and amortization	638,405	614,089
Net real estate	3,403,677	3,241,852

Loans receivable, net:
Joint venture partners	7,006	7,006
Others	145,638	179,825
Investments in and advances to unconsolidated joint ventures	49,058	48,598
Accounts receivable, net of allowance of $550 and $1,205, respectively	13,696	13,313
Cash and cash equivalents	55,957	21,342
Restricted cash	2,694	2,270
Intangibles, net	51,556	38,804
Other assets, net	59,534	44,255

Total assets	$3,788,816	$3,597,265

LIABILITIES AND STOCKHOLDERS’ EQUITY

Bank lines of credit	$375,000	$258,600
Senior unsecured notes	1,476,215	1,462,250
Mortgage debt	268,654	236,096
Accounts payable and accrued liabilities	72,867	68,718
Deferred revenue	31,781	22,551

Total liabilities	2,224,517	2,048,215

Minority interests:
Joint venture partners	22,584	20,905
Non-managing member unitholders	134,210	128,379
Total minority interests	156,794	149,284

Stockholders’ equity:
Preferred stock, $1.00 par value: 50,000,000 shares authorized; 11,820,000 shares issued and outstanding, liquidation preference of $25 per share	285,173	285,173
Common stock, $1.00 par value: 750,000,000 shares authorized; 136,841,504 and 136,193,764 shares issued and outstanding, respectively	136,842	136,194
Additional paid-in capital	1,457,108	1,446,349
Cumulative net income	1,579,034	1,521,146
Cumulative dividends	(2,052,009)	(1,988,248)
Accumulated other comprehensive income (loss)	1,357	(848)

Total stockholders’ equity	1,407,505	1,399,766
Total liabilities and stockholders’ equity	$3,788,816	$3,597,265

See accompanying Notes to Condensed Consolidated Financial Statements.

HEALTH CARE PROPERTY INVESTORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues and other income:
Rental and other revenues	$122,126	$101,857
Equity income from unconsolidated joint ventures	3,822	211
Interest and other income	15,747	5,179
	141,695	107,247

Costs and expenses:
Interest	32,093	23,238
Depreciation and amortization	30,679	23,464
Operating	17,564	13,301
General and administrative	8,742	7,319
	89,078	67,322

Income before minority interests	52,617	39,925
Minority interests	(3,777)	(3,147)

Income from continuing operations	48,840	36,778

Discontinued operations:
Operating income	457	1,942
Gain on sales of real estate	8,591	4,738
	9,048	6,680

Net income	57,888	43,458
Preferred stock dividends	(5,283)	(5,283)

Net income applicable to common shares	$52,605	$38,175

Basic earnings per common share:
Continuing operations	$0.32	$0.24
Discontinued operations	0.07	0.05

Net income applicable to common shares	$0.39	$0.29

Diluted earnings per common share:
Continuing operations	$0.32	$0.23
Discontinued operations	0.06	0.05

Net income applicable to common shares	$0.38	$0.28

Weighted average shares used to calculate earnings per common share:
Basic	136,040	133,492
Diluted	136,856	134,529

See accompanying Notes to Condensed Consolidated Financial Statements.

HEALTH CARE PROPERTY INVESTORS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

								Accumulated
					Additional			Other
	Preferred Stock		Common Stock		Paid-In	Cumulative		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Net Income	Dividends	Income (Loss)	Total
December 31, 2005	11,820	$285,173	136,194	$136,194	$1,446,349	$1,521,146	$(1,988,248)	$(848)	$1,399,766
Exercise of stock options	—	—	287	287	4,175	—	—	—	4,462
Other issuances of common stock, net	—	—	361	361	4,741	—	—	—	5,102
Net income	—	—	—	—	—	57,888	—	—	57,888
Preferred stock dividends	—	—	—	—	—	—	(5,283)	—	(5,283)
Common stock dividends	—	—	—	—	—	—	(58,478)	—	(58,478)
Amortization of deferred compensation	—	—	—	—	1,843	—	—	—	1,843
Other comprehensive income	—	—	—	—	—	—	—	2,205	2,205
March 31, 2006	11,820	$285,173	136,842	$136,842	$1,457,108	$1,579,034	$(2,052,009)	$1,357	$1,407,505

See accompanying Notes to Condensed Consolidated Financial Statements.

HEALTH CARE PROPERTY INVESTORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$57,888	$43,458
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate and in-place lease intangibles:
Continuing operations	30,679	23,464
Discontinued operations	177	520
Amortization of above and below market lease intangibles	(359)	(22)
Stock-based compensation	1,843	1,328
Debt issuance costs amortization	896	853
Recovery of loan losses	—	(56)
Straight-line rents	(2,398)	(1,629)
Equity income from unconsolidated joint ventures	(3,822)	(211)
Distributions of earnings from unconsolidated joint ventures	3,822	211
Minority interests	3,777	3,147
Net gain on sales of real estate	(8,591)	(4,738)
Changes in:
Accounts receivable	(383)	609
Other assets	1,657	1,039
Accounts payable, accrued liabilities and deferred revenue	7,025	4,513
Net cash provided by operating activities	92,211	72,486

Cash flows from investing activities:
Acquisition and development of real estate	(190,126)	(6,864)
Lease commissions and tenant and capital improvements	(3,898)	(400)
Net proceeds from sales of real estate	21,395	34,242
Distributions from unconsolidated joint ventures and other	427	3,126
Purchase of securities	(12,895)	—
Principal repayments on loans receivable	35,757	6,910
Investment in loans receivable	(1,570)	(4,285)
Decrease (increase) in restricted cash	(424)	2,443
Net cash provided by (used in) investing activities	(151,334)	35,172

Cash flows from financing activities:
Borrowing (repayments) under bank lines of credit	116,400	(52,300)
Repayment of mortgage debt	(1,470)	(1,158)
Issuance of mortgage debt	22,100	—
Repayment of senior unsecured notes	(135,000)	—
Issuance of senior unsecured notes	148,606	—
Net proceeds from the issuance of common stock and exercise of options	9,564	10,815
Dividends paid on common and preferred stock	(63,761)	(61,607)
Distributions to minority interests	(2,701)	(3,510)
Net cash provided by (used in) financing activities	93,738	(107,760)

Net increase (decrease) in cash and cash equivalents	34,615	(102)
Cash and cash equivalents, beginning of period	21,342	16,962
Cash and cash equivalents, end of period	$55,957	$16,860

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

(2) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission (“SEC”).

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

The Company applies Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities, as revised (“FIN 46R”), for entities in which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and for the determination of which business enterprise is the primary beneficiary of the VIE. A variable interest entity is broadly defined as an entity where either (i) the equity investors as a group, if any, do not have a controlling financial interest or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional financial support. The Company consolidates investments in VIEs when it is determined that the Company is the primary beneficiary of the VIE at either the creation of the variable interest entity or upon the occurrence of a reconsideration event.

The Company applies Emerging Issues Task Force (“EITF”) Issue 04-5, Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights (“EITF 04-5”), in determining what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would otherwise consolidate the limited partnership in accordance with GAAP. The assessment of limited partners’ rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if (i) there is a change to the terms or in the exercisability of the rights of the limited partners, (ii) the sole general partner increases or decreases its ownership of limited partnership interests, or (iii) there is an increase or decrease in the number of outstanding limited partnership interests. This EITF issue also applies to managing members in limited liability companies.

Investments in entities which the Company does not consolidate but for which the Company has the ability to exercise significant influence over operating and financial policies are reported under the equity method of accounting. Generally, under the equity method of accounting, the Company’s share of the investee’s earnings or losses is included in the Company’s operating results.

Revenue Recognition

Rental income from tenants is recognized in accordance with GAAP, including SEC Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). For leases with minimum scheduled rent increases, the Company recognizes income on a straight-line basis over the lease term when collectibility is reasonably assured. Recognizing rental income on a straight-line basis for leases results in recognized revenue exceeding amounts contractually due from tenants. Such cumulative excess amounts are included in other assets and were $22 million and $19 million, net of allowances, at March 31, 2006 and December 31, 2005, respectively. In the event the Company determines that collectibility of straight-line rents is not reasonably assured, the Company limits future recognition to amounts contractually owed, and, where appropriate, the Company establishes an allowance for estimated losses. Certain leases provide for additional rents based upon a percentage of the facility’s revenue in excess of specified base periods or other thresholds. Such revenue is deferred until the related thresholds are achieved.

The Company monitors the liquidity and creditworthiness of its tenants and borrowers on an ongoing basis. The evaluation considers industry and economic conditions, property performance, security deposits and guarantees, and other matters. The Company establishes provisions and maintains an allowance for estimated losses resulting from the possible inability of its tenants and borrowers to make payments sufficient to recover recognized assets. For straight-line rent amounts, the Company’s assessment is based on income recoverable over the term of the lease. At March 31, 2006 and December 31, 2005, respectively, the Company had an allowance of $23 million and $22 million, included in other assets, as a result of the Company’s determination that collectibility is not reasonably assured for certain straight-line rent amounts.

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

The Company records acquired above-and-below market leases at their fair value using a discount rate which reflects the risks associated with the leases acquired, equal to the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term for any below-market fixed rate renewal options for below-market leases. Other intangible assets acquired include amounts for in-place lease values that are based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods, market conditions, and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses, and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, the Company considers leasing commissions, legal and other related costs.

Real estate assets and related intangibles are periodically reviewed for potential impairment by comparing the carrying amount to the expected undiscounted future cash flows to be generated from the assets. If the sum of the expected future net undiscounted cash flows is less than the carrying amount of the property, the Company will recognize an impairment loss by adjusting the asset’s carrying amount to its estimated fair value. Fair value for properties to be held and used is based on the present value of the future cash flows expected to be generated from the asset. Properties held for sale are recorded at the lower of their carrying amount or fair value less costs to dispose.

Developments in process are carried at cost, which includes pre-construction costs essential to the development of the property, construction costs, capitalized interest, and other costs directly related to the property. Capitalization of interest ceases when the property is ready for service, which generally is near the date that a certificate of occupancy is obtained. Expenditures for tenant improvements and leasing commissions are capitalized and amortized over the terms of the respective leases. Repairs and maintenance costs are expensed as incurred.

The Company computes depreciation on properties using the straight-line method over the assets’ estimated useful lives. Depreciation is discontinued when a property is identified as held for sale. Buildings and improvements are depreciated over useful lives ranging up to 45 years. Above-and-below market rent intangibles are amortized primarily to revenue over the remaining noncancellable lease terms and bargain renewal periods. Other in-place lease intangibles are amortized to expense over the remaining lease terms and bargain renewal periods. At March 31, 2006 and December 31, 2005, lease intangible assets were $51.6 million and $38.8 million, respectively. At March 31, 2006 and December 31, 2005, lease intangible liabilities were $10.8 million and $5.3 million, respectively, and are included in deferred revenue.

Income Taxes

The Company has elected and believes it operates so as to qualify as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the “Code”). Under the Code, the Company generally is not subject to federal income tax on its taxable income distributed to stockholders if certain distribution, income, asset, and shareholder tests are met. A REIT must distribute at least 90% of annual taxable income to stockholders.

Certain activities the Company undertakes must be conducted by entities which elect to be treated as taxable REIT subsidiaries (“TRSs”). TRSs are subject to both federal and state income taxes. The Company’s income tax expense for the three months ended March 31, 2006 and 2005 was insignificant.

Discontinued Operations

Certain long lived assets are classified as discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). Long-lived assets to be disposed of are reported at the lower of their carrying amount or their fair value less costs to sell. Further, depreciation of these assets ceases at the time the assets are classified as discontinued operations. Discontinued operations is defined in SFAS No. 144 as a component of an entity that has either been disposed of or is deemed to be held for sale if both the operations and cash flows of the component have been or will be eliminated from ongoing operations as a result of the disposal transaction, and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction.

The Company periodically sells assets based on market conditions and the exercise of purchase options by tenants. The operating results of properties meeting the criteria established in SFAS No. 144 are reported as discontinued operations in the Company’s consolidated statements of income. Discontinued operations for the three months ended March 31, 2006, include 12 properties with revenues of $0.7 million. The Company had 30 properties classified as discontinued operations for the three months ended March 31, 2005, with revenues of $2.6 million. During the three months ended March 31, 2006 and 2005, six and four properties were sold, respectively, with net gains on real estate dispositions of $8.6 million and $4.7 million, respectively. While SFAS No. 144 provides that the assets and liabilities of discontinued operations be presented separately in the balance sheet, such amounts are immaterial for the Company. Accordingly, such reclassification has not been made. At March 31, 2006 and December 31, 2005, the carrying amounts of assets held for sale were $4.9 million and $5.1 million, respectively, and are included in real estate.

Stock-Based Compensation

On January 1, 2002, the Company adopted the fair value method of accounting for stock-based compensation in accordance with SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transaction and Disclosure (“SFAS No. 148”). The fair value provisions of SFAS No. 123 were adopted prospectively with the fair value of all new stock option grants recognized as compensation expense beginning January 1, 2002. Since only new grants are accounted for under the fair value method, stock-based compensation expense is less than that which would have been recognized if the fair value method had been applied to all awards. Compensation expense for awards with graded vesting is generally recognized ratably over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional services.

SFAS No. 123R, Share-Based Payments (“SFAS No. 123R”), which is a revision of SFAS No. 123, was issued in December 2004. Generally, the approach in SFAS No. 123R is similar to that in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.  On January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective application transition method which provides for only current and future period stock-based awards to be measured and recognized at fair value. The adoption of SFAS No. 123R did not have a significant impact on the Company’s financial position or results of operations since the fair value provisions of SFAS No. 123 were adopted prospectively on January 1, 2002.

The following table reflects net income and earnings per share, adjusted as if the fair value based method had been applied to all outstanding stock awards (in thousands, except per share amounts):

Three Months Ended March 31, 2005

Net income, as reported	$43,458
Add: Stock-based compensation expense included in reported net income	1,328
Deduct: Stock-based employee compensation expense determined under the fair value based method	(1,472)

Pro forma net income	$43,314

Earnings per share:
Basic – as reported	$0.29
Basic – pro forma	$0.28
Diluted – as reported	$0.28
Diluted – pro forma	$0.28

The fair value of the stock options granted during the three months ended March 31, 2006 and 2005 was estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the historical exercise behavior of employees. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life, ending on the day of grant, and calculated on a weekly basis.

	2006	2005
Risk-free rate	4.51%	3.93%
Expected life (in years)	6.50	6.50
Expected volatility	20.00%	20.00%
Expected dividend yield	7.50%	7.50%

Cash and Cash Equivalents

Cash and cash equivalents represent short term investments with original maturities of three months or less when purchased.

Restricted Cash

Restricted cash primarily consists of amounts held by mortgage lenders to provide for future real estate tax expenditures and tenant improvements and security deposits.

Derivatives

The Company applies SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 148 (“SFAS No. 133”), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires the recognition of all derivative instruments as assets or liabilities in the Company’s condensed consolidated balance sheets at fair value. Changes in the fair value of derivative instruments that are not designated as hedges or that do not meet the hedge accounting criteria of SFAS No. 133 are recognized in earnings. For derivatives designated as hedging instruments in qualifying cash flow hedges, the effective portion of changes in fair value of the derivatives is recognized in accumulated other comprehensive income (loss) whereas the ineffective portion is recognized in earnings.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to specific assets and liabilities in the consolidated balance sheet. The Company also assesses and documents, both at the hedging instrument’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows associated with the hedged items. When it is determined that a derivative ceases to be highly effective as a hedge, the Company discontinues hedge accounting prospectively.

Marketable Securities

The Company classifies its existing marketable equity securities as available-for-sale in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, (“SFAS No. 115”). These securities are carried at market value, with unrealized gains and losses reported in stockholders’ equity as a component of accumulated other comprehensive income (loss). Gains or losses on securities sold are based on the specific identification method. There were no sales of securities for the three months ended March 31, 2006 and 2005.

All debt securities are classified as held-to-maturity because the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity.

Segment Reporting

The Company reports its consolidated financial statements in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”). The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by leasing activities. The Company’s segments include: medical office buildings (“MOBs”) and triple-net leased facilities.

New Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), which replaces Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principles. It requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a significant impact on the Company’s financial position or results of operations.

Reclassifications

Certain reclassifications have been made for comparative financial statement presentation.

(3) Operator Concentration

Tenet Healthcare Corporation (NYSE: THC) and American Retirement Corporation (NYSE: ARC) accounted for 7.6% and 7.4%, respectively, of the Company’s revenue in the three months ended March 31, 2006, and accounted for 10.4% and 9.8%, respectively, of the Company’s revenue in the three months ended March 31, 2005. The carrying amount of the Company’s real estate assets leased to Tenet and ARC was $340.5 million and $370.3 million, respectively, at March 31, 2006.

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

(4) Acquisitions and Dispositions

A summary of acquisitions through March 31, 2006, is as follows (in thousands):

	Consideration			Assets Acquired
Acquisitions (1)	Cash Paid	Debt Assumed	DownREIT Units (2)	Real Estate	Net Intangibles
Medical office buildings	$141,114	$11,928	$5,523	$149,563	$9,002
Senior housing facilities	15,211	—	—	14,933	278
Other healthcare facilities	30,299	—	—	30,299	—
	$186,624	$11,928	$5,523	$194,795	$9,280

A summary of fiscal year 2005 acquisitions is as follows (in thousands):

	Consideration			Assets Acquired
Acquisitions (1)	Cash Paid	Debt Assumed	DownREIT Units (2)	Real Estate	Net Intangibles
Medical office buildings	$96,863	$61,424	$10,967	$154,182	$15,072
Senior housing facilities	313,744	52,060	19,431	379,745	5,490
	$410,607	$113,484	$30,398	$533,927	$20,562

(1)                      Includes transaction costs, if any.

(2)                      Non-managing member LLC units.

During the three months ended March 31, 2006, the Company acquired properties aggregating $204.1 million, including the following significant acquisitions:

During the three months ended March 31, 2006, the Company acquired 13 medical office buildings for $138 million, including DownREIT units valued at $6 million, in related transactions. The 13 buildings, with 730,000 rentable square feet, have an initial yield of 7.3%. As of March 31, 2006, the purchase price allocation is preliminary and is pending information necessary to complete the valuation of certain intangibles.

On February 8, 2006, the Company acquired four laboratory, office and biotechnology manufacturing buildings located in San Diego, California for $30 million. The initial yield on these buildings is 6.1%, with the stabilized yield expected to be 8.3%. The buildings include approximately 158,000 rentable square feet. As of March 31, 2006, the purchase price allocation is preliminary and is pending information necessary to complete the valuation of certain intangibles.

On February 24, 2006, the Company acquired two medical office buildings for approximately $21 million including assumed debt valued at $12 million. The two buildings, with 157,000 rentable square feet, have an initial yield of 8.0%.

During the three months ended March 31, 2006, the Company sold six properties for $21 million and recognized gains of approximately $9 million.

(5) Investments in and Advances to Unconsolidated Joint Ventures

HCP Medical Office Portfolio, LLC

HCP Medical Office Portfolio, LLC (“HCP MOP”) is a joint venture formed in June 2003 between the Company and an affiliate of General Electric Company (“GE”). HCP MOP is engaged in the acquisition, development and operation of MOB properties. The Company has a 33% ownership interest therein and is the managing member. Activities of the joint venture requiring equity capital are generally funded on a transactional basis by the members in proportion to their ownership interests. Cash distributions are made to the members in proportion to their ownership interests until GE’s cumulative return, as defined, exceeds specified thresholds. Thereafter, the Company will be entitled to an additional promoted interest. In addition, the joint venture agreement includes buy/sell provisions and imposes certain restrictions on the transfer of the Company’s joint venture interests by the Company and GE to third parties.

The Company uses the equity method of accounting for its investment in HCP MOP because it exercises significant influence through voting rights and its position as managing member. However, the Company does not consolidate HCP MOP since it does not control, through voting rights or other means, the joint venture as GE has substantive participating decision-making rights and has the majority of the economic interest. The accounting policies of HCP MOP are the same as those described in the summary of significant accounting policies (see Note 2).

Summarized unaudited condensed financial information of HCP MOP is as follows:

Balance Sheets	March 31, 2006	December 31, 2005
	(In thousands)
Real estate, at cost	$405,334	$402,845
Less accumulated depreciation and amortization	24,962	22,087
Net real estate	380,372	380,758
Real estate held for sale, net	17,833	67,551
Other assets, net	36,519	36,790
Total assets	$434,724	$485,099

Mortgage debt and notes payable	$260,766	$272,681
Mortgage debt on assets held for sale	11,585	46,605
Other liabilities	28,437	30,851
GE’s capital	89,737	90,424
HCP’s capital	44,199	44,538
Total liabilities and members’ capital	$434,724	$485,099

	Three Months Ended March 31,
Statements of Operations	2006	2005
	(In thousands)
Rental and other income	$19,919	$17,790
Net income	$11,169	$33
HCP’s equity income	$3,723	$11
Fees earned by HCP	$723	$775
Distributions received by HCP	$4,271	$3,047

The Company has not guaranteed any indebtedness or other obligations of HCP MOP. Generally, the Company may only be required to provide additional funding to HCP MOP under limited circumstances as specified in the related agreements. At March 31, 2006, investments in and advances to unconsolidated joint ventures includes outstanding advances to HCP MOP of $3.4 million.

In August and September 2005, ten medical office buildings owned by HCP MOP, principally in Louisiana and the surrounding area, sustained varying degrees of damage due to hurricanes Katrina and Rita. Preliminary estimates indicate that four of the buildings have incurred substantial damage and may be a total loss. For the years ended December 31, 2005 and 2004, the four buildings generated revenues of $0.9 million and $1.4 million, respectively. As of December 31, 2005, the $3.8 million carrying value of these four buildings was written off and an equal amount was recorded as a receivable for the expected insurance proceeds.

At December 31, 2005, the remaining six buildings had resumed operations with repairs completed as of March 31, 2006. Revenues for the six facilities were $1.1 million and $1.5 million for the three months ended March 31, 2006, and 2005, respectively.

Repairs and other related expenditures for damages caused by hurricanes Katrina and Rita during the three months ended March 31, 2006, were approximately $3.0 million. The Company has property, business interruption and other related insurance coverage to mitigate the financial impact of these types of events; such coverage is subject to various limits and deductible provisions based on the terms of the policies. Any excess insurance recovery above the carrying value of the assets is expected to be recognized by HCP MOP as a gain at the time the claims settle with the insurance carrier.

During the three months ended March 31, 2006, HCP MOP sold 22 MOBs with 871,000 of rentable square feet for $61 million, net of estimated transaction costs, and recognized aggregate gains of approximately $10 million. In connection with the sale, approximately $46 million of HCP MOP’s mortgage debt was either repaid or assumed by the purchaser.

Other Unconsolidated Joint Ventures

The Company owns minority interests in the following entities, which are accounted for on the equity method of accounting at March 31, 2006 (dollars in thousands):

Entity	Investment (1)	Ownership (2)
Arborwood Living Center, LLC	$773	45%
Edgewood Assisted Living Center, LLC	(330)	45%
Greenleaf Living Center, LLC	473	45%
Seminole Shores Living Center, LLC	(557)	50%

(1)           Represents the Company’s investment in the identified unconsolidated joint venture. Negative investment amounts are included in accounts payable and accrued liabilities. See Note 2 regarding the Company’s policy for accounting for joint venture interests.

(2)           The Company’s ownership interest and economic interest are substantially the same.

Summarized unaudited condensed combined financial information for the other unconsolidated joint ventures follows:

Balance Sheets	March 31, 2006	December 31, 2005
	(In thousands)
Real estate, net	$14,393	$14,708
Other assets, net	1,846	1,407
Total assets	$16,239	$16,115

Notes payable	$15,426	$15,449
Accounts payable	321	55
Other partners’ capital	133	351
HCP’s capital	359	260
Total liabilities and partners’ capital	$16,239	$16,115

	Three Months Ended March 31,
Statements of Operations	2006	2005
	(In thousands)
Rental and other income	$550	$1,407
Net income	$18	$192
HCP’s equity income	$99	$200
Distributions received	$—	$219

As of March 31, 2006, the Company has guaranteed approximately $7.2 million of a total of $15.4 million of notes payable for four of these joint ventures.

(6) Loans Receivable

Loans receivable consist of the following:

	March 31, 2006			December 31, 2005
	Secured	Unsecured	Total	Secured	Unsecured	Total
	(In thousands)
Joint venture partners	$—	$7,006	$7,006	$—	$7,006	$7,006
Other	145,124	2,778	147,902	175,426	6,663	182,089
Loan loss allowance	—	(2,264)	(2,264)	—	(2,264)	(2,264)

	$145,124	$7,520	$152,644	$175,426	$11,405	$186,831

On February 9, 2006, the Company refinanced two existing loans secured by a hospital in Texas. The loans were combined into a new single loan that bears interest at 8.5% per annum and matures in 2016. The original loans matured in January 2006 and had a weighted average interest rate of 10.35%.

On March 14, 2006, the Company received $38 million in proceeds, including $7.3 million in excess of the carrying value, upon the early repayment of a secured loan receivable due May 1, 2010. The amount received in excess of the carrying value of the secured loan receivable was recorded as interest income and is included in interest and other income in the Company’s Condensed Consolidated Statement of Income for the three months ended March 31, 2006. This loan was secured by nine skilled nursing facilities and carried an interest rate of 11.4% per annum.

(7) Debt

Senior unsecured notes. At March 31, 2006, the Company had $1.5 billion in aggregate principal of senior unsecured notes outstanding. Interest rates on the notes ranged from 4.88% to 7.62% with a weighted average rate of 6.11% at March 31, 2006. Discounts and premiums are amortized to interest expense over the term of the related debt.

On February 27, 2006, the Company issued $150 million of 5.625% senior unsecured notes due 2013. The notes were priced at 99.071% of the principal amount for an effective yield of 5.788%. The Company received net proceeds of $149 million, which were used to repay outstanding indebtedness and for other general corporate purposes.

During the three months ended March 31, 2006, the Company repaid $135 million of maturing senior unsecured notes which accrued interest at a weighted average rate of 6.7%. These notes were repaid with funds available under the Company’s bank lines of credit.

The senior unsecured notes contain certain covenants including limitations on debt and other customary terms.

Mortgage debt. At March 31, 2006, the Company had $269 million in mortgage debt secured by 43 healthcare facilities with a carrying amount of $441 million. Interest rates on the mortgage notes ranged from 2.75% to 9.32% with a weighted average rate of 6.49% at March 31, 2006.

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

Bank lines of credit. At March 31, 2006, borrowings under the Company’s $500 million three-year line of credit were $175 million with a weighted average interest rate of 5.37%. Borrowings under the bank line of credit accrue interest at 65 basis points over LIBOR with a 15 basis point facility fee. In addition, a negotiated rate option, whereby the lenders participating in the credit facility bid on the interest to be charged and which may result in a reduced interest rate, is available for up to 50% of borrowings. The credit facility also contains an “accordion” feature allowing borrowings to be increased by $100 million under certain conditions.

The credit agreement contains certain financial restrictions and other customary requirements. The more significant covenants, using terms defined in the agreement, limit (i) Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) Secured Debt to Consolidated Total Asset Value to 30% and (iii) Unsecured Debt to Consolidated Unencumbered Asset Value to 60%. The agreement also requires that the Company must maintain (i) a Fixed Charge Coverage ratio, as defined, of 1.75 times and (ii) a formula-determined Minimum Tangible Net Worth. As of March 31, 2006, the Company was in compliance with each of these restrictions and requirements.

On February 14, 2006, the Company entered into a new Term Loan Agreement for $200 million that matures on June 14, 2006. Loans outstanding under the Term Loan Agreement bear interest at a rate per annum equal to LIBOR plus a margin ranging from 0.75% to 1.50%, depending upon the Company’s senior unsecured long term debt ratings. At March 31, 2006, borrowings under the Term Loan Agreement totaled $200 million, with a rate of 5.56%, and are included under bank lines of credit in the Condensed Consolidated Balance Sheet. Borrowings under the Term Loan Agreement were used to fund recent acquisition activity and for other corporate purposes.  On April 18, 2006, the Company repaid all amounts outstanding under the Loan Term Agreement.

(8) Stockholders’ Equity

Common Stock

During the three months ended March 31, 2006 and 2005, the Company issued 210,000 and 229,000 shares, respectively, of common stock under its Dividend Reinvestment and Stock Purchase Plan. The Company issued 287,000 and 379,000 shares, respectively, upon exercise of stock options during the three months ended March 31, 2006 and 2005.

During the three months ended March 31, 2006 and 2005, the Company issued 61,000 and 63,000 shares of restricted stock, respectively, under the Company’s 2000 Stock Incentive Plan (the “Incentive Plan”). The Company also issued 117,000 and 2,800 shares upon the vesting of performance restricted stock units during the three months ended March 31, 2006 and 2005, respectively.

On February 6, 2006, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.425 per share. The common stock cash dividend was paid on February 23, 2006 to stockholders of record as of the close of business on February 13, 2006.

On April 25, 2006, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.425 per share of common stock. The common stock cash dividend will be paid on May 19, 2006 to stockholders of record as of the close of business on May 8, 2006.

Preferred Stock

On February 6, 2006, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.45313 per share on its Series E cumulative redeemable preferred stock and $0.44375 per share on its Series F cumulative redeemable preferred stock. These dividends were paid on March 31, 2006 to stockholders of record as of the close of business on March 15, 2006.

On April 25, 2006, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.45313 per share on its Series E cumulative redeemable preferred stock and $0.44375 per share on its Series F cumulative redeemable preferred stock. These dividends will be paid on June 30, 2006 to stockholders of record as of the close of business on June 15, 2006.

Accumulated Other Comprehensive Income  (“AOCI”)

	March 31, 2006	December 31, 2005
	(In thousands)
AOCI-unrealized gains on securities available for sale	$2,157	$1,080
AOCI-unrealized gains on cash flow hedges	1,491	388
Supplemental Executive Retirement Plan (“SERP”) minimum liability	(2,291)	(2,316)

	$1,357	$(848)

Other comprehensive income and loss amounts are additions to and reductions of net income, respectively, in calculating comprehensive income. Comprehensive income for the three months ended March 31, 2006 and 2005 was $60.1 million and $43.5 million, respectively.

(9) Segment Disclosures

The Company’s business consists of financing and leasing healthcare-related real estate. The Company evaluates its business and makes resource allocations on its two business segments—triple-net leased facilities and medical office buildings. Within the triple-net leased segment, the Company invests in healthcare-related real estate through acquisitions and secured financings of primarily single tenant properties. Properties acquired are generally leased under triple-net leases. Within the medical office building segment, the Company acquires medical office buildings that are primarily leased under gross or modified gross leases and generally require a greater level of property management. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (See Note 2). There are no intersegment sales or transfers. The Company evaluates performance based upon the net operating income of the combined properties in each segment.

Non-segment revenue consists mainly of interest on unsecured loans and fee income. Non-segment assets consist of corporate assets including cash, restricted cash, accounts receivable, and deferred financing costs. Interest expense, depreciation and amortization, and other non-property specific revenues and expenses are not allocated to individual segments in measuring each segment’s performance.

Summary information for the reportable segments is as follows (in thousands):

For the three months ended March 31, 2006:

Segments	Rental Revenues	Equity Income from Unconsolidated Joint Ventures	Interest and Other Income	Total Revenues	NOI(1)
Triple-net leased facilities:
Senior housing facilities	$34,153	$99	$1,026	$35,278	$31,074
Hospitals	19,861	—	2,321	22,182	19,861
Skilled nursing facilities	22,430	—	8,501	30,931	22,300
Other healthcare facilities	7,671	—	—	7,671	6,431
Total triple-net leased facilities	$84,115	$99	$11,848	$96,062	$79,666
Medical office buildings	38,011	3,723	—	41,734	24,896
Non-segment revenues and other income	—	—	3,899	3,899	—
Total	$122,126	$3,822	$15,747	$141,695	$104,562

For the three months ended March 31, 2005:

Segments	Rental Revenues	Equity Income from Unconsolidated Joint Ventures	Interest and Other Income	Total Revenues	NOI(1)
Triple-net leased facilities:
Senior housing facilities	$23,670	$200	$778	$24,648	$22,064
Hospitals	20,142	—	1,521	21,663	20,142
Skilled nursing facilities	21,536	—	1,518	23,054	21,750
Other healthcare facilities	7,676	—	—	7,676	6,388
Total triple-net leased facilities	$73,024	$200	$3,817	$77,041	$70,344
Medical office buildings	28,833	11	—	28,844	18,212
Non-segment revenues and other income	—	—	1,362	1,362	—
Total	$101,857	$211	$5,179	$107,247	$88,556

(1)       Net Operating Income from Continuing Operations (“NOI”) is a non-GAAP supplemental financial measure used to evaluate the operating performance of real estate properties. The Company defines NOI as rental revenues, including tenant reimbursements, less property-level operating expenses, which exclude depreciation and amortization, general and administrative expenses, impairments, interest expense and discontinued operations. The Company believes NOI provides investors relevant and useful information because it measures the operating performance of the Company’s real estate at the property level on an unleveraged basis. The Company uses NOI to make decisions about resource allocations and assess property-level performance. The Company believes that net income is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income as defined by GAAP since it does not reflect the aforementioned excluded items. Further, NOI may not be comparable to that of other real estate investment trusts, as they may use different methodologies for calculating NOI.

The following is a reconciliation from NOI to reported net income, a financial measure under GAAP (in thousands):

	Three Months ended March 31,
	2006	2005
Net operating income from continuing operations	$104,562	$88,556
Equity income from unconsolidated joint ventures	3,822	211
Interest and other income	15,747	5,179
Interest expense	(32,093)	(23,238)
Depreciation and amortization	(30,679)	(23,464)
General and administrative	(8,742)	(7,319)
Minority interests	(3,777)	(3,147)
Discontinued operations	9,048	6,680
Net income	$57,888	$43,458

The Company’s total assets by segment were:

Segments	March 31, 2006	December 31, 2005
Triple-net leased facilities:
Senior housing facilities	$1,324,651	$1,318,245
Hospitals	809,904	809,930
Skilled nursing facilities	670,994	701,687
Other healthcare facilities	270,718	243,166
Total triple-net leased assets	$3,076,267	$3,073,028
Medical office building facilities	1,189,503	1,034,651
Gross segment assets	4,265,770	4,107,679
Accumulated depreciation and amortization	(648,900)	(619,673)
Net segment assets	3,616,870	3,488,006
Non-segment assets	171,946	109,259
Total assets	$3,788,816	$3,597,265

(10) Supplemental Cash Flow

Supplemental Cash Flow Information

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Interest paid, net of capitalized interest and other	$28,718	$19,997
Taxes paid	—	12
Capitalized interest	178	307
Mortgages assumed with real estate purchases	11,928	—
Non-managing member units issued in connection with acquisitions	5,523	—
Restricted stock issued	61	1,610
Performance restricted stock units vesting	117	—
Restricted stock cancellations	(3)	(125)
Conversion of non-managing member units into common stock	—	385

(11) Earnings Per Share of Common Stock

The Company computes earnings per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per common share is computed by dividing net income applicable to common shares by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is calculated including the effect of dilutive securities. Approximately 2.2 million and 2.1 million options to purchase shares of common stock during the three months ended March 31, 2006 and 2005, respectively, were not included because they are not dilutive. Additionally, 6.2 million shares issuable upon conversion of 3.6 million non-managing member units during the three months ended March 31, 2006, and 5.0 million shares issuable upon conversion of 2.5 million non-managing member units during the three months ended March 31, 2005, were not included because they are not dilutive.

	Three Months Ended March 31,
	2006			2005
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands, except per share amounts)
Basic earnings per common share:
Net income applicable to common shares	$52,605	136,040	$0.39	$38,175	133,492	$0.29
Dilutive options and unvested restricted stock	—	816	(0.01)	—	1,037	(0.01)
Diluted earnings per common share	$52,605	136,856	$0.38	$38,175	134,529	$0.28

(12) Derivative Financial Instruments

In July 2005, the Company entered into three interest-rate swap contracts that are designated as hedging the variability in expected cash flows for variable rate debt assumed in connection with the acquisition of a portfolio of real estate assets in July 2005. The cash flow hedges have a notional principal amount of $45.6 million and expire in July 2020. The fair value of these contracts at March 31, 2006, was $1.5 million and is included in other assets. For the three months ended March 31, 2006, the Company recognized increased interest expense of $0.1 million attributable to the contracts. The Company determined that these swap agreements were highly effective in offsetting future variable-interest cash flows related to the assumed mortgages. The effective portion of gains and losses on these contracts is recognized in accumulated other comprehensive income whereas the ineffective portion is recognized in earnings. During the three months ended March 31, 2006, there was no ineffective portion related to these hedges.

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

One of the Company’s properties located in Tarzana, California is affected by State of California Senate Bill 1953 (SB 1953), which requires certain seismic safety building standards for acute care hospital facilities. This hospital is operated by Tenet under a lease expiring in February 2009. The Company and Tenet are currently reviewing the SB 1953 compliance of this hospital, multiple plans of action to cause such compliance, the estimated time for completing the same, and the cost of performing necessary remediation of the property. We cannot currently estimate the remediation costs that will need to be incurred prior to 2013 in order to make the facility SB 1953-compliant through 2030 and the final allocation of any remediation costs between the Company and Tenet. Rent on the hospital for the three months ended March 31, 2006 was $2.1 million and for the years ended December 31, 2005 and 2004 was $10.8 million and $10.6 million, respectively, and the carrying amount was $75.6 million at March 31, 2006.

Certain residents of two of the Company’s senior housing facilities have entered into a master trust agreement with the operator of the facilities whereby amounts paid upfront by such residents were deposited into a trust account. These funds were then made available to the senior housing operator in the form of a non-interest bearing loan to provide permanent financing for the related communities. The operator of the senior housing facility is the borrower under these arrangements; however, two of the Company’s properties are collateral under the master trust agreements. As of March 31, 2006, the remaining obligation under the master trust agreements for these two properties is $10.2 million. The Company’s property is released as collateral as the master trust liabilities are extinguished.

Promoted Interests and Other Contractual Obligations. Upon the achievement of certain return thresholds and the occurrence of certain events, the Company may be obligated to make payments to certain joint venture partners pursuant to the terms and provisions of their contractual agreements with the partnership. From time to time in the normal course of the Company’s business, the Company enters into various contracts with third parties that may obligate it to make payments or perform other obligations upon the occurrence of certain events.

Earnout Obligations.  Pursuant to the terms of certain acquisition-related agreements, the Company may be obligated to make additional payments (“Earnouts”) upon the achievement of certain criteria. If it is probable at the time of acquisition of the related properties that the Earnout criteria will be achieved, the Earnout payments are accrued. Otherwise, the additional purchase consideration is recognized when the performance criteria are achieved.

General Uninsured Losses.  The Company obtains various types of insurance to mitigate the impact of property, business interruption, liability, flood, earthquake and terrorism related losses. The Company attempts to obtain appropriate policy terms, conditions, limits and deductibles, considering the relative risk of loss, the cost of such coverage and current industry practice. There are, however, certain types of extraordinary losses, such as those due to acts of war or other events, that may be either uninsurable or not economically insurable. Although the Company has obtained coverage to mitigate the impact of various casualty losses, with policy specifications and insured limits that it believes are commercially reasonable, there can be no assurance that the Company will be able to collect under such policies or that the policies will provide adequate coverage. Should an uninsured loss occur at a property, the Company’s assets may become impaired and the Company may not be able to operate its business at the property for an extended period of time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Language Regarding Forward-looking Statements

Statements in this Quarterly Report that are not historical factual statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The statements include, among other things, statements regarding the intent, belief or expectations of Health Care Property Investors, Inc. and its officers and can be identified by the use of terminology such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “should” and other comparable terms or the negative thereof. In addition, we, through our senior management, from time to time make forward-looking oral and written public statements concerning our expected future operations and other developments. Readers are cautioned that, while forward-looking statements reflect our good faith belief and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties. Actual results may differ materially from the expectations contained in the forward-looking statements as a result of various factors. In addition to the factors set forth under “Risk Factors” in the Company’s Annual Report, readers should consider the following:

a)              Legislative, regulatory, or other changes in the healthcare industry at the local, state or federal level which increase the costs of or otherwise affect the operations of, our tenants and borrowers;

b)             Changes in the reimbursement available to our tenants and borrowers by governmental or private payors, including changes in Medicare and Medicaid payment levels and the availability and cost of third party insurance coverage;

c)              Competition for tenants and borrowers, including with respect to new leases and mortgages and the renewal or rollover of existing leases;

d)             Availability of suitable healthcare facilities to acquire at favorable prices and the competition for such acquisition and financing of healthcare facilities;

e)              The ability of our tenants and borrowers to operate our properties in a manner sufficient to maintain or increase revenues and to generate sufficient income to make rent and loan payments;

f)                The financial weakness of some operators, including potential bankruptcies, which results in uncertainties regarding our ability to continue to realize the full benefit of such operators’ leases;

g)             Changes in national or regional economic conditions, including changes in interest rates and the availability and cost of capital;

h)             The risk that we will not be able to sell or lease facilities that are currently vacant;

i)                 The potential costs of SB 1953 compliance with respect to our hospital in Tarzana, California;

j)                 The financial, legal and regulatory difficulties of two significant operators, Tenet and HealthSouth; and

k)              The potential impact of existing and future litigation matters.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Summary

We are a real estate investment trust (“REIT”) that invests in healthcare-related properties located throughout the United States. We develop, acquire, and manage healthcare real estate and provide mortgage financing to healthcare providers. We invest directly, often structuring sale-leaseback transactions, and through joint ventures. At March 31, 2006, our real estate portfolio, excluding assets held for sale but including assets held through joint ventures and mortgage loans, consisted of interests in 534 facilities located in 42 states.

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

Our strategy contemplates acquiring and developing properties on favorable terms. We attempt to structure transactions that are tax-advantaged and mitigate risks in our underwriting process. Generally, we prefer larger, more complex private transactions that leverage our management team’s experience and our infrastructure. During the three months ended March 31, 2006, we made gross investments of $214 million. These investments had an average first year yield on cost of just over 7.3%. Our investments for the three months ended March 31, 2006 were allocated among the following healthcare sectors: (i) 8% senior housing facilities; (ii) 78% MOBs; and (iii) 14% other healthcare facilities.

We follow a disciplined approach to enhancing the value of our existing portfolio, including the ongoing evaluation of properties that no longer fit our strategy for potential disposition. We sold six properties during the three months ended March 31, 2006 for $21 million and had six properties with a carrying amount of $4.9 million classified as held for sale at March 31, 2006.

We primarily generate revenue by leasing healthcare-related properties under long-term operating leases. Most of our rents are received under triple-net leases; however, Medical Office Building (“MOB”) rents are typically structured as gross or modified gross leases. Accordingly, for MOBs we incur certain property operating expenses, such as real estate taxes, repairs and maintenance, property management fees, utilities and insurance. Our growth depends, in part, on our ability to (i) increase rental income by increasing occupancy levels and rental rates, (ii) maximize tenant recoveries given underlying lease structures, and (iii) control operating and other expenses. Our operations are impacted by property-specific, market-specific, general economic and other conditions.

Access to external capital on favorable terms is critical to the success of our strategy. We attempt to match the long-term duration of our leases with long-term fixed rate financing. At March 31, 2006, 19% of our consolidated debt is at variable interest rates. We intend to maintain an investment grade rating on our fixed income securities and manage various capital ratios and amounts within appropriate parameters. As of March 31, 2006, our senior debt is rated BBB+ by both Standard & Poor’s and Fitch Ratings and Baa2 by Moody’s Investors Service.

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

2006 Overview

Real Estate Transactions

Year-to-date through May 1, 2006, we have acquired interests in properties aggregating $214 million, including the following:

•                  During the three months ended March 31, 2006, we acquired 13 medical office buildings for $138 million, including DownREIT units valued at $6 million, in related transactions. These properties were acquired as part of a $163 million acquisition of 15 MOBs, with a total of 882,000 rentable square feet, at an initial yield of 7.3%

•                  On February 8, 2006, we acquired four laboratory, office and biotechnology manufacturing buildings located in San Diego, California for $30 million. The initial yield on these buildings is 6.1%, with the stabilized yield expected to be 8.3%. The buildings include approximately 158,000 rentable square feet.

•                  On February 24, 2006, we acquired two medical office buildings for approximately $21 million including assumed debt valued at $12 million. The two buildings, with 157,000 rentable square feet, have an initial yield of 8.0%.

During the quarter ended March 31, 2006, we sold six properties for $21 million and recognized a gain of approximately $9 million.

Capital Market Transactions

On February 27, 2006, we issued $150 million of 5.625% senior unsecured notes due 2013. The notes were priced at 99.071% of the principal amount for an effective yield of 5.788%. We received net proceeds of $149 million, which were used to repay outstanding indebtedness and for other general corporate purposes.

Other Events

On April 25, 2006, we announced that our Board of Directors declared a quarterly cash dividend of $0.425 per share of common stock. The common stock cash dividend will be paid on May 19, 2006 to stockholders of record as of the close of business on May 8, 2006.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on our experience and on various other assumptions believed to be reasonable under the circumstances. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. The critical accounting policies used in the preparation of our financial statements are described in our 2005 Annual Report on Form 10-K.

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Rental and other revenue.  MOB rental revenue increased 32% to $38.0 million for the three months ended March 31, 2006. The increase in MOB rental revenue of $9.2 million primarily relates to the additive effect of our acquisitions in 2006 and 2005, which contributed $8.2 million to rental revenues over the comparable prior year period.

Triple-net lease rental revenues increased 15% to $84.1 million for the three months ended March 31, 2006. The increase in triple-net lease rental revenue of $11.1 million primarily relates to the additive effect of our acquisitions in 2006 and 2005, as detailed below:

	Triple-net lease rental revenue resulting from acquisitions— for the three months ended March 31,
Property Type	2006	2005	Change
	(in thousands)
Senior housing facilities	$8,612	$—	$8,612
Other healthcare facilities	404	—	404
Total	$9,016	$—	$9,016

Additionally, included in triple-net lease rental revenues are facility-level operating revenues for five senior housing properties that were previously leased on a triple-net basis. Periodically tenants default on their leases, which cause us to take temporary possession of the operations of the facility. We contract with third party managers to manage these properties until a replacement tenant can be identified or the property can be sold. The operating revenues and expenses for these properties are included in triple-net lease rental revenues and operating expenses, respectively. The increase in reported revenues for these facilities of $1.2 million to $2.3 million for the three months ended March 31, 2006, was primarily due to an increase in overall occupancy of such properties.

Equity income.  Equity income increased to $3.8 million primarily due to our investment in HCP MOP, for which we recorded equity income of $3.7 million and $11,000 for the three months ended March 31, 2006 and 2005, respectively. During the three months ended March 31, 2006, HCP MOP sold 22 MOBs for $61 million, net of estimated transaction costs, and recognized aggregate gains of approximately $10 million. See Note 5 to the Consolidated Financial Statements for additional information on HCP MOP.

Interest and other income.  Interest and other income increased by $10.6 million to $15.7 million for the three months ended March 31, 2006. The increase in interest and other income is primarily due to a $7.3 million prepayment premium related to the prepayment of a $30 million secured loan with an original maturity of May 1, 2010 and an interest rate of 11.4%. The prepayment premium was received on March 14, 2006, upon the early repayment of a loan receivable which was originally due on May 1, 2010. During the three months ended March 31, 2006 and 2005, we also recognized management and other fees from HCP MOP of $0.7 million and $0.8 million, respectively.

Interest expense.  Interest expense increased 38% to $32.1 million for the three months ended March 31, 2006. The increase was due to increased borrowing levels resulting from the issuance of an aggregate of $600 million of senior notes in April and September of 2005 and February of 2006, increased borrowings under the Company’s bank lines of credit, and the assumption and issuance of $34 million of mortgage notes payable. This higher interest expense was offset by the repayment $135 million of senior notes in February 2006. The table below sets forth information with respect to our debt as of March 31, 2006 and 2005:

	As of March 31,
	2006	2005
	(dollars in thousands)
Balance:
Fixed rate	$1,708,204	$1,151,611
Variable rate	411,665	284,710
Total	$2,119,869	$1,436,321
Percent of total debt:
Fixed rate	81%	80%
Variable rate	19%	20%
Total	100%	100%
Weighted average interest rate at end of period:
Fixed rate	6.20%	6.67%
Variable rate	5.42%	3.49%
Total weighted average rate	6.05%	6.04%

Depreciation and amortization.  Real estate depreciation and amortization increased 31% to $30.7 million for the three months ended March 31, 2006. The increase in depreciation and amortization of $7.2 million primarily relates to the additive effect of our acquisitions in 2006 and 2005, as detailed below:

	Depreciation and amortization resulting from acquisitions— for the three months ended March 31,
Property Type	2006	2005	Change
	(in thousands)
Senior housing facilities	$2,976	$—	$2,976
Medical office buildings	3,215	—	3,215
Other healthcare facilities	182	—	182
Total	$6,373	$—	$6,373

Operating expenses.  Operating costs increased 32% to $17.6 million for the three months ended March 31, 2006. Operating costs are predominantly related to MOB properties that are leased under gross or modified gross lease agreements where we share certain costs with tenants. Additionally, we contract with third party property managers for most of our MOB properties. Accordingly, the number of properties in our MOB portfolio directly impacts operating costs. The increase in operating expenses of $4.3 million primarily relates to the effect of our acquisitions in 2006 and 2005, as detailed below:

	Operating expenses resulting from acquisitions— for the three months ended March 31,
Property Type	2006	2005	Change
	(in thousands)
Medical office buildings	$2,752	$—	$2,752
Other healthcare facilities	48	—	48
Total	$2,800	$—	$2,800

Additionally, included in operating expenses are facility-level operating expenses for five senior housing properties that were previously leased on a triple-net basis. Periodically, tenants default on their leases which cause us to take temporary possession of the operations of the facility. We contract with third party managers to manage these properties until a replacement tenant can be identified or the property can be sold. The revenues and expenses for these properties are included in triple-net lease rental revenues and operating expenses, respectively. The increase in reported operating expenses for these facilities of $1.4 million to $2.7 million for the three months ended March 31, 2006, was primarily due to an increase in the overall occupancy of such properties.

The presentation of expenses as general and administrative or operating expenses is based on the underlying nature of the expense. Periodically, we review the classification of expenses between categories and make revisions based on changes in the underlying nature of the expense.

General and administrative expenses.  General and administrative expenses increased 19% to $8.7 million for the three months ended March 31, 2006. The increase is primarily due to higher compensation-related expenses resulting from an increase in full-time employees.

Discontinued operations.  Income from discontinued operations for the three months ended March 31, 2006, was $9.0 million compared to $6.7 million for the comparable period in the prior year. The change is due to an increase in gains on real estate dispositions of $3.9 million, net of a decline in operating income from discontinued operations from $1.9 million to $0.5 million. Discontinued operations for the three months ended March 31, 2006, include 12 properties compared to 30 properties classified as discontinued operations for the three months ended March 31, 2005. During the three months ended March 31, 2006 and 2005, six and four properties, respectively, were sold, with net gains of $8.6 million and $4.7 million, respectively.

Liquidity and Capital Resources

Our principal liquidity needs are to (i) fund normal operating expenses, (ii) meet debt service requirements, (iii) fund capital expenditures including tenant improvements and leasing costs, (iv) fund acquisition and development activities, and (v) make minimum distributions required to maintain our REIT qualification under the Internal Revenue Code.

We believe these needs will be satisfied using cash flows generated by operations and provided by financing activities. We intend to repay maturing debt with proceeds from future debt and/or equity offerings and anticipate making future investments dependent on the availability of cost-effective sources of capital. We use the public debt and equity markets as our principal source of financing. As of March 31, 2006, our senior debt is rated BBB+ by both Standard & Poor’s Ratings Group and Fitch Ratings and Baa2 by Moody’s Investors Service.

Net cash provided by operating activities was $92.2 million and $72.5 million for the three months ended March 31, 2006 and 2005, respectively. Cash flow from operations reflects increased revenues partially offset by higher costs and expenses, and changes in receivables, payables, accruals, and deferred revenue. Our cash flows from operations are dependent upon the occupancy level of multi-tenant buildings, rental rates on leases, our tenants’ performance on their lease obligations, the level of operating expenses, and other factors.

Net cash used in investing activities was $151.3 million during the three months ended March 31, 2006, and principally reflects the net effect of: (i) $190.1 million used to fund acquisitions and construction of real estate, (ii) $12.9 million used to purchase securities, (iii) $21.4 million received from the sale of several facilities, and (iv) $35.8 million in principal repayments received on loans. During the three months ended March 31, 2006 and 2005, we used $3.9 million and $0.4 million to fund lease commissions and tenant and capital improvements, respectively.

Net cash provided by financing activities was $93.7 million for the three months ended March 31, 2006 and includes proceeds of $9.6 million from common stock issuances, $148.6 million from senior note issuances, $22.1 million from mortgage debt issuances, and $116.4 million from our bank lines of credit. These proceeds were partially offset by: (i) the repayment of $135.0 million of senior notes, and (ii) payment of common and preferred dividends aggregating $63.8 million. In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income to our shareholders. Accordingly, we intend to continue to make regular quarterly distributions to holders of our common and preferred stock.

At March 31, 2006, we held approximately $12.7 million in deposits and $47.2 million in irrevocable letters of credit from commercial banks securing tenants’ lease obligations and borrowers’ loan obligations. We may draw upon the letters of credit or depository accounts if there are defaults under the related leases or loans. Amounts available under letters of credit could change based upon facility operating conditions and other factors, and such changes may be material.

Debt

Senior unsecured notes. At March 31, 2006, we had $1.5 billion in aggregate principal of senior unsecured notes outstanding. Interest rates on the notes ranged from 4.88% to 7.62% with a weighted average rate of 6.11% at March 31, 2006. Discounts and premiums are amortized to interest expense over the term of the related debt.

On February 27, 2006, we issued $150 million of 5.625% senior unsecured notes due 2013. The notes were priced at 99.071% of the principal amount for an effective yield of 5.788%. We received net proceeds of $149 million, which were used to repay outstanding indebtedness and for other general corporate purposes.

During the three months ended March 31, 2006, we repaid $135 million of maturing senior unsecured notes which accrued interest at a weighted average rate of 6.7%. These notes were repaid with funds available under our bank lines of credit.

The senior unsecured notes contain certain covenants including limitations on debt and other customary terms.

Mortgage debt. At March 31, 2006, we had $269 million in mortgage debt secured by 43 healthcare facilities with a carrying amount of $441 million. Interest rates on the mortgage notes ranged from 2.75% to 9.32% with a weighted average rate of 6.49% at March 31, 2006.

The instruments encumbering the properties restrict title transfer of the respective properties subject to the terms of the mortgage, prohibit additional liens, restrict prepayment, require payment of real estate taxes, maintenance of the properties in good condition, maintenance of insurance on the properties, and include a requirement to obtain lender consent to enter into material tenant leases.

Bank lines of credit. At March 31, 2006, borrowings under our $500 million three-year line of credit were $175 million with a weighted average interest rate of 5.37%. Borrowings under the bank line of credit accrue interest at 65 basis points over LIBOR with a 15 basis point facility fee. In addition, a negotiated rate option, whereby the lenders participating in the credit facility bid on the interest to be charged and which may result in a reduced interest rate, is available for up to 50% of borrowings. The credit facility also contains an “accordion” feature allowing borrowings to be increased by $100 million under certain conditions.

The credit agreement contains certain financial restrictions and other customary requirements. The more significant covenants, using terms defined in the agreement, limit (i) Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) Secured Debt to Consolidated Total Asset Value to 30% and (iii) Unsecured Debt to Consolidated Unencumbered Asset Value to 60%. The agreement also requires that the Company must also maintain (i) a Fixed Charge Coverage ratio, as defined, of 1.75 times and (ii) a formula-determined Minimum Tangible Net Worth. As of March 31, 2006, the Company was in compliance with each of these restrictions and requirements.

On February 14, 2006, we entered into a new Term Loan Agreement for $200 million that matures on June 14, 2006. Loans outstanding under the Term Loan Agreement bear interest at a rate per annum equal to LIBOR plus a margin ranging from 0.75% to 1.50%, depending upon our senior unsecured long term debt ratings. At March 31, 2006, the borrowings under the Term Loan Agreement totaled $200 million with a rate of 5.56%, and are included under bank lines of credit in the Condensed Consolidated Balance Sheet. Borrowings under the Term Loan Agreement were used to fund recent acquisition activity and for other corporate purposes.  On April 18, 2006, we repaid all amounts outstanding under the Loan Term Agreement.

Debt Maturities

The following table summarizes our stated debt maturities and scheduled principal repayments at March 31, 2006 (in thousands):

Year	Amount
2006 (nine months)	$204,145
2007	325,990
2008	25,944
2009	10,940
2010	271,730
Thereafter	1,283,093
$2,121,842

Equity

At March 31, 2006, we had 4,000,000 shares of 7.25% Series E cumulative redeemable preferred stock, 7,820,000 shares of 7.10% Series F cumulative redeemable preferred stock, and 136.8 million shares of common stock outstanding.

During the three months ended March 31, 2006, we issued approximately 210,000 shares of our common stock under our Dividend Reinvestment and Stock Purchase Plan at an average price per share of $27.40 for an aggregate amount of $5.8 million. We also received $4.5 million in proceeds from stock option exercises. At March 31, 2006, stockholders’ equity totaled $1.4 billion and our equity securities had a market value of $4.4 billion.

As of March 31, 2006, there were a total of 3.6 million DownREIT units outstanding in six limited liability companies in which we are the managing member (i) HCPI/Tennessee, LLC; (ii) HCPI/Utah, LLC; (iii) HCPI/Utah II, LLC; (iv) HCPI/Indiana, LLC; (v) HCP DR California, LLC; and (vi) HCP DR Alabama, LLC. The DownREIT units are redeemable for an amount of cash approximating the then-current market value of shares of our common stock or, at our option, shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications).

As of March 31, 2006, we had $900 million available for future issuances of debt and equity securities under a shelf registration statement filed with the Securities and Exchange Commission. These securities may be issued from time to time in the future based on our needs and the then-existing market conditions. Pursuant to this registration statement, on February 17, 2006, we commenced a medium-term note program for the possible issuance, from time to time, of up to $400 million of medium-term notes, Series G. As of March 31, 2006, we have $250 million available for the possible issuance of medium-term notes.

Off-Balance Sheet Arrangements

We own interests in certain unconsolidated joint ventures, including HCP MOP, as described under Note 5 to the Condensed Consolidated Financial Statements. Except in limited circumstances, our risk of loss is limited to our investment’s carrying amount and any outstanding loans receivable. We have no other off-balance sheet arrangements that we expect to materially affect our liquidity and capital resources except those described under “Contractual Obligations.”

Contractual Obligations

The following schedule summarizes our material contractual payment obligations and commitments at March 31, 2006 (in thousands):

	Less than One Year	2007-2008	2009-2010	More than Five Years	Total

Senior unsecured notes and mortgage debt	$4,145	$176,934	$282,670	$1,283,093	$1,746,842
Bank lines of credit	200,000	175,000	—	—	375,000
Ground and other operating leases	1,888	3,872	4,014	156,594	166,368
Acquisition and construction commitments	22,642	—	—	—	22,642
Interest expense	78,460	194,356	184,078	340,348	797,242

Total	$307,135	$550,162	$470,762	$1,780,035	$3,108,094

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2006, we are exposed to market risks related to fluctuations in interest rates on $57.3 million of variable rate mortgage notes payable, $375 million of variable rate bank debt and $25 million of variable rate senior unsecured notes. Of the $57.3 million of variable rate mortgage notes payable outstanding, $45.6 million has been hedged through interest rate swap contracts. We do not have, and do not plan to enter into, derivative financial instruments for trading or speculative purposes. Of our consolidated debt of $2.1 billion at March 31, 2006, excluding the $45.6 million of variable rate debt where the rates have been hedged to fixed rate, approximately 19% is at variable interest rates.

Fluctuation in interest rates will not affect our future earnings and cash flows on our fixed rate debt until that debt must be replaced or refinanced. However, interest rate changes will affect the fair value of our fixed rate instruments and our hedge contracts. Conversely, changes in interest rates on variable rate debt would change our future earnings and cash flows, but not affect the fair value of those instruments. Assuming a one percentage point increase in the interest rate related to the variable-rate debt and related swap contracts, and assuming no change in the outstanding balance as of March 31, 2006, interest expense for 2006 would increase by approximately $4.1 million, or $0.03 per common share on a diluted basis.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Also, we have investments in certain unconsolidated entities. Our disclosure controls and procedures with respect to such entities are substantially more limited than those we maintain with respect to our consolidated subsidiaries.

As required by Rule 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. Based on the foregoing, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934) during the fiscal quarter to which this report relates that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Our business is subject to a number of risks and uncertainties which we discussed in detail in Part 1, Item 1A of our 2005 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)

HCP DR Alabama. On March 15, 2006, we completed the acquisition of a managing member interest in HCP DR Alabama, LLC, a Delaware limited liability company (“HCP DR Alabama”), in exchange for the contribution of $23.1 million in cash. In connection with the formation of the LLC, several parties contributed a portfolio of certain property interests in two medical office buildings with an aggregate equity value of approximately $5.5 million. In exchange for this capital contribution, the contributors received 194,181 non-managing member units of HCP DR Alabama.

The Amended and Restated Limited Liability Company Agreement of HCP DR Alabama provides that only we are authorized to act on behalf of HCP DR Alabama and that we have responsibility for the management of its business.

Each non-managing member unit of HCP DR Alabama is exchangeable for an amount of cash approximating the then-current market value of one share of our common stock or, at our option, one share of our common stock (subject to certain adjustments, such as stock splits and reclassifications). HCP DR Alabama relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, in connection with the issuance and sale of the non-managing member units. As of March 31, 2006, we have not registered any shares of our common stock for issuance in exchange for non-managing member units of HCP DR Alabama.

(b)

None

(c)

The table below sets forth the information with respect to purchases of our common stock made by or on our behalf during the quarter ended March 31, 2006.

Period Covered	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number Of Shares (Or Units) Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number (Or Approximate Dollar Value) Of Shares (Or Units) That May Yet Be Purchased Under The Plans Or Programs
January 1-31, 2006	8,117	$26.88	—	—
February 1-28, 2006	10,005	26.92	—	—
March 1-31, 2006	6,251	28.44	—	—
Total	24,373	$27.30	—	—

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

4.22

Acknowledgment and Consent dated as of March 1, 2005 by and among Merrill Lynch Bank USA, Gardner Property Holdings, L.C., HCPI/Utah II, LLC, the unit holders of HCPI/Utah II, LLC and HCP (incorporated by reference to exhibit 4.21 to HCP’s annual report on Form 10-K for the year ended December 31, 2004).*

4.23

Acknowledgment and Consent dated as of March 1, 2005 by and among Merrill Lynch Bank USA, The Boyer Company, L.C., HCPI/Utah II, LLC, the unit holders of HCPI/Utah II, LLC and HCP (incorporated by reference to exhibit 4.22 to HCP’s annual report on Form 10-K for the year ended December 31, 2004).*

4.24

Registration Rights Agreement dated July 22, 2005 between HCP, William P. Gallaher, Trustee for the William P. & Cynthia J. Gallaher Trust; Dwayne J. Clark; Patrick R. Gallaher, Trustee for the Patrick R. & Cynthia M. Gallaher Trust; Jeffrey D. Civian, Trustee for the Jeffrey D. Civian Trust dated August 8, 1986; Jeffrey Meyer; Steven L. Gallaher; Richard Coombs; Larry L. Wasem; Joseph H. Ward, Jr., Trustee for the Joseph H. Ward, Jr. and Pamela K. Ward Trust; Borue H. O’Brien; William R. Mabry; Charles N. Elsbree, Trustee for the Charles N. Elsbree Jr. Living Trust dated February 14, 2002; Gary A. Robinson; Thomas H. Persons, Trustee for the Persons Family Revocable Trust under trust dated February 15, 2005; Glen Hammel; Marilyn E. Montero; Joseph G. Lin, Trustee for the Lin Revocable Living Trust; Ned B. Stein; John Gladstein, Trustee for the John & Andrea

Gladstein Family Trust dated February 11, 2003; John Gladstein, Trustee for the John & Andrea Gladstein Family Trust dated February 11, 2003; Francis Connelly, Trustee for the The Francis J & Shannon A Connelly Trust; Al Coppin, Trustee for the Al Coppin Trust; Stephen B. McCullagh, Trustee for the Stephen B. & Pamela McCullagh Trust dated October 22, 2001; and Larry L. Wasem — SEP IRA (incorporated by reference to exhibit 4.24 to HCP’s quarterly report on Form 10-Q for the period ended June 30, 2005).

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

10.22

Form of CEO Performance Restricted Stock Unit Agreement with five year installment vesting effective as of March 15, 2004, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to exhibit 10.34 to HCP’s annual report on Form 10-K, dated March 15, 2005).*

10.23

Form of CEO Performance Restricted Stock Unit Agreement with three year cliff vesting effective as of March 15, 2004, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to exhibit 10.35 to HCP’s annual report on Form 10-K, dated March 15, 2005).*

10.24

Form of employee Performance Restricted Stock Unit Agreement with five year installment vesting effective as of March 15, 2004, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to exhibit 10.36 to HCP’s annual report on Form 10-K, dated March 15, 2005).*

10.25

Form of employee Performance Restricted Stock Unit Agreement with three year cliff vesting effective as of March 15, 2004, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to exhibit 10.37 to HCP’s annual report on Form 10-K, dated March 15, 2005).*

10.26

Form of CEO Performance Restricted Stock Unit Agreement with five year installment vesting effective as of March 15, 2004, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to exhibit 10.4 to HCP’s current report on Form 8-K, dated January 28, 2005).*

10.27

Form of CEO Performance Restricted Stock Unit Agreement with three year cliff vesting, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to exhibit 10.2 to HCP’s current report on Form 8-K, dated January 28, 2005).*

10.28

Form of employee Performance Restricted Stock Unit Agreement with five year installment vesting, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to exhibit 10.3 to HCP’s current report on Form 8-K, dated January 28, 2005).*

10.29

CEO Performance Restricted Stock Unit Agreement, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to exhibit 10.29 to HCP’s quarterly report on Form 10-Q for the period ended September 30, 2005).*

10.30

Form of directors and officers Indemnification Agreement as approved by the Board of Directors of the Company (incorporated by reference to exhibit 10.30 to HCP’s quarterly report on Form 10-Q for the period ended September 30, 2005).*

10.31

Various letter agreements, each dated as of October 16, 2000, among HCP and certain key employees of the Company (incorporated herein by reference to exhibit 10.12 to HCP’s annual report on Form 10-K, dated March 9, 2001).*

10.32

Term Loan Agreement dated as of February 14, 2006 among HCP., as Borrower, UBS AG, Stamford Branch, as Administrative Agent, UBS Securities LLC and Barclays Bank plc, as joint lead arrangers, and the lenders party thereto (incorporated herein by reference to exhibit 10.1 to HCP’s current report on Form 8-K, dated February 21, 2006).

10.33

Form of employee Performance Restricted Stock Unit Agreement with five year installment vesting, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan.*

10.34

Form of CEO Performance Restricted Stock Unit Agreement with five year installment vesting, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan.*

10.35

Form of CEO Performance Restricted Stock Unit Agreement with three year cliff vesting, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan.*

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

Date: May 1, 2006	HEALTH CARE PROPERTY INVESTORS, INC.
(Registrant)

/s/ Mark A. Wallace
Mark A. Wallace
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ George P. Doyle
George P. Doyle
Vice President and Chief Accounting Officer
(Principal Accounting Officer)