Form 10-Q
period 2006-06-30
HEALTH CARE PROPERTY INVESTORS INC
filed 2006-08-09
CIK 765880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2006.

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
YES  ☐  NO  ☒

As of July 31, 2006, there were 137,301,582 shares of $ 1.00 par value common stock outstanding.

HEALTH CARE PROPERTY INVESTORS, INC.

HEALTH CARE PROPERTY INVESTORS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Real estate:
Buildings and improvements	$3,734,016	$3,424,857
Developments in process	21,862	22,286
Land	352,437	334,750
Less accumulated depreciation and amortization	657,182	600,562
Net real estate	3,451,133	3,181,331

Loans receivable, net:
Joint venture partners	7,006	7,006
Others	138,681	179,825
Investments in and advances to unconsolidated joint ventures	51,142	48,598
Accounts receivable, net of allowance of $1,373 and $1,205, respectively	12,422	13,313
Cash and cash equivalents	21,476	21,342
Restricted cash	2,375	2,270
Intangibles, net	60,849	38,804
Real estate held for sale, net	45,746	60,521
Other assets, net	67,775	44,255

Total assets	$3,858,605	$3,597,265

LIABILITIES AND STOCKHOLDERS’ EQUITY

Bank line of credit	$265,100	$258,600
Senior unsecured notes	1,476,587	1,462,250
Mortgage debt	454,802	236,096
Accounts payable and accrued liabilities	76,782	68,718
Deferred revenue	35,973	22,551

Total liabilities	2,309,244	2,048,215

Minority interests:
Joint venture partners	23,893	20,905
Non-managing member unitholders	133,821	128,379
Total minority interests	157,714	149,284

Stockholders’ equity:
Preferred stock, $1.00 par value: 50,000,000 shares authorized; 11,820,000 shares issued and outstanding, liquidation preference of $25 per share	285,173	285,173
Common stock, $1.00 par value: 750,000,000 shares authorized; 137,049,212 and 136,193,764 shares issued and outstanding, respectively	137,049	136,194
Additional paid-in capital	1,464,181	1,446,349
Cumulative net income	1,620,601	1,521,146
Cumulative dividends	(2,115,671)	(1,988,248)
Accumulated other comprehensive income (loss)	314	(848)

Total stockholders’ equity	1,391,647	1,399,766
Total liabilities and stockholders’ equity	$3,858,605	$3,597,265

See accompanying Notes to Condensed Consolidated Financial Statements.

HEALTH CARE PROPERTY INVESTORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues and other income:
Rental revenues and other income	$131,008	$110,137	$251,469	$210,697
Equity income from unconsolidated joint ventures	2,714	88	6,536	299
Interest and other income	6,360	6,012	22,107	11,191
	140,082	116,237	280,112	222,187

Costs and expenses:
Interest	33,640	25,372	65,733	48,610
Depreciation and amortization	31,838	26,671	62,233	49,846
Operating	19,118	15,388	36,682	28,689
General and administrative	8,434	8,827	16,826	16,146
Impairments	4,711	—	4,711	—
	97,741	76,258	186,185	143,291

Income before minority interests	42,341	39,979	93,927	78,896
Minority interests	(4,170)	(3,031)	(7,947)	(6,178)

Income from continuing operations	38,171	36,948	85,980	72,718

Discontinued operations:
Operating income	1,114	1,933	2,602	4,883
Gain on sales of real estate, net	2,282	4,166	10,873	8,904
	3,396	6,099	13,475	13,787

Net income	41,567	43,047	99,455	86,505
Preferred stock dividends	(5,283)	(5,283)	(10,566)	(10,566)

Net income applicable to common shares	$36,284	$37,764	$88,889	$75,939

Basic earnings per common share:
Continuing operations	$0.24	$0.24	$0.55	$0.46
Discontinued operations	0.03	0.04	0.10	0.11

Net income applicable to common shares	$0.27	$0.28	$0.65	$0.57

Diluted earnings per common share:
Continuing operations	$0.24	$0.23	$0.55	$0.46
Discontinued operations	0.02	0.05	0.10	0.10

Net income applicable to common shares	$0.26	$0.28	$0.65	$0.56

Weighted average shares used to calculate earnings per common share:
Basic	136,484	134,445	136,262	133,968
Diluted	137,192	135,214	137,024	134,871

See accompanying Notes to Condensed Consolidated Financial Statements.

HEALTH CARE PROPERTY INVESTORS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

								Accumulated
					Additional			Other
	Preferred Stock		Common Stock		Paid-In	Cumulative		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Net Income	Dividends	Income (Loss)	Total
December 31, 2005	11,820	$285,173	136,194	$136,194	$1,446,349	$1,521,146	$(1,988,248)	$(848)	$1,399,766
Exercise of stock options	—	—	287	287	4,175	—	—	—	4,462
Other issuances of common stock, net	—	—	568	568	9,409	—	—	—	9,977
Net income	—	—	—	—	—	99,455	—	—	99,455
Preferred stock dividends	—	—	—	—	—	—	(10,566)	—	(10,566)
Common stock dividends	—	—	—	—	—	—	(116,857)	—	(116,857)
Amortization of deferred compensation	—	—	—	—	4,248	—	—	—	4,248
Other comprehensive income, net	—	—	—	—	—	—	—	1,162	1,162
June 30, 2006	11,820	$285,173	137,049	$137,049	$1,464,181	$1,620,601	$(2,115,671)	$314	$1,391,647

See accompanying Notes to Condensed Consolidated Financial Statements.

HEALTH CARE PROPERTY INVESTORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$99,455	$86,505
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate and in-place lease intangibles:
Continuing operations	62,233	49,846
Discontinued operations	804	1,532
Amortization of above and below market lease intangibles, net	(921)	(1,427)
Stock-based compensation	4,248	3,198
Debt issuance costs amortization	1,804	1,573
Recovery of loan losses	—	(56)
Straight-line rents	(4,721)	(2,742)
Equity income from unconsolidated joint ventures	(6,536)	(299)
Distributions of earnings from unconsolidated joint ventures	5,623	299
Minority interests	7,947	6,178
Impairments	4,711	—
Gain on sales of real estate, net	(10,873)	(8,904)
Changes in:
Accounts receivable	891	1,205
Other assets	(282)	(324)
Accounts payable, accrued liabilities and deferred revenue	9,484	3,573
Net cash provided by operating activities	173,867	140,157

Cash flows from investing activities:
Acquisition and development of real estate	(264,133)	(130,620)
Lease commissions and tenant and capital improvements	(8,093)	(1,464)
Net proceeds from sales of real estate	27,609	41,587
Distributions from (contributions to) unconsolidated joint ventures	(563)	8,000
Purchase of securities	(12,895)	—
Principal repayments on loans receivable	44,298	11,661
Investment in loans receivable	(3,154)	(6,634)
Increase in restricted cash	(105)	(13,311)
Net cash used in investing activities	(217,036)	(90,781)

Cash flows from financing activities:
Borrowings (repayments) under bank lines of credit	6,500	(184,800)
Repayment of mortgage debt	(19,373)	(2,927)
Issuance of mortgage debt	161,874	—
Repayment of senior unsecured notes	(135,000)	(10,000)
Issuance of senior unsecured notes	148,606	247,357
Net proceeds from the issuance of common stock and exercise of options	14,237	34,324
Dividends paid on common and preferred stock	(127,423)	(123,454)
Distributions to minority interests	(6,118)	(7,948)
Net cash provided by (used in) financing activities	43,303	(47,448)

Net increase in cash and cash equivalents	134	1,928
Cash and cash equivalents, beginning of period	21,342	16,962
Cash and cash equivalents, end of period	$21,476	$18,890

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

(2) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission (“SEC”).

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

Revenue Recognition

Rental income from tenants is recognized in accordance with GAAP, including SEC Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). For leases with minimum scheduled rent increases, the Company recognizes income on a straight-line basis over the lease term when collectibility is reasonably assured. Recognizing rental income on a straight-line basis for leases results in recognized revenue exceeding amounts contractually due from tenants. Such cumulative excess amounts are included in other assets and were approximately $25 million and $19 million, net of allowances, at June 30, 2006 and December 31, 2005, respectively. In the event the Company determines that collectibility of straight-line rents is not reasonably assured, the Company limits future recognition to amounts contractually owed, and, where appropriate, the Company establishes an allowance for estimated losses. Certain leases provide for additional rents based upon a percentage of the facility’s revenue in excess of specified base periods or other thresholds. Such revenue is deferred until the related thresholds are achieved.

The Company monitors the liquidity and creditworthiness of its tenants and borrowers on an ongoing basis. The evaluation considers industry and economic conditions, property performance, security deposits and guarantees, and other matters. The Company establishes provisions and maintains an allowance for estimated losses resulting from the possible inability of its tenants and borrowers to make payments sufficient to recover recognized assets. For straight-line rent amounts, the Company’s assessment is based on income recoverable over the term of the lease. At June 30, 2006 and December 31, 2005, the Company had an allowance of $25 million and $22 million, respectively, included in other assets, as a result of the Company’s determination that collectibility is not reasonably assured for certain straight-line rent amounts.

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

The Company computes depreciation on properties using the straight-line method over the assets’ estimated useful lives. Depreciation is discontinued when a property is identified as held for sale. Buildings and improvements are depreciated over useful lives ranging up to 45 years. Above-and-below market rent intangibles are amortized primarily to revenue over the remaining noncancellable lease terms and bargain renewal periods. Other in-place lease intangibles are amortized to expense over the remaining lease terms and bargain renewal periods. At June 30, 2006 and December 31, 2005, lease intangible assets, net were $60.8 million and $38.8 million, respectively. At June 30, 2006 and December 31, 2005, lease intangible liabilities, net were $13.6 million and $5.3 million, respectively, and are included in deferred revenue.

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

Certain activities the Company undertakes must be conducted by entities which elect to be treated as taxable REIT subsidiaries (“TRSs”). TRSs are subject to both federal and state income taxes. The Company’s income tax expense for the six months ended June 30, 2006 and 2005 was insignificant.

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

The Company periodically sells assets based on market conditions and the exercise of purchase options by tenants. The operating results of properties meeting the criteria established in SFAS No. 144 are reported as discontinued operations in the Company’s consolidated statements of income. Discontinued operations for the three and six months ended June 30, 2006, include eight and 14 properties with revenues of $1.4 million and $3.4 million, respectively. The Company had 28 and 32 properties classified as discontinued operations for the three and six months ended June 30, 2005, with revenues of $2.8 and $6.7 million, respectively. During the six months ended June 30, 2006 and 2005, eight properties were sold in each period, with net gains on real estate dispositions of $10.9 million and $8.9 million, respectively. At June 30, 2006 and December 31, 2005, the number of assets held for sale were six and 14 with carrying amounts of $45.7 million and $60.5 million, respectively, and are included in real estate held for sale, net on our consolidated balance sheets.

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

The following table reflects net income and earnings per share, adjusted as if the fair value based method had been applied to all outstanding stock awards (in thousands, except per share amounts):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net income, as reported	$43,047	$86,505
Add: Stock-based compensation expense included in reported net income	1,870	3,198
Deduct: Stock-based employee compensation expense determined under the fair value based method	(1,950)	(3,358)

Pro forma net income	$42,967	$86,345

Earnings per share:
Basic – as reported	$0.28	$0.57
Basic – pro forma	$0.28	$0.57
Diluted – as reported	$0.28	$0.56
Diluted – pro forma	$0.28	$0.56

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

Marketable Securities

The Company classifies its existing marketable equity securities as available-for-sale in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, (“SFAS No. 115”). These

securities are carried at market value, with unrealized gains and losses reported in stockholders’ equity as a component of accumulated other comprehensive income (loss). Gains or losses on securities sold are based on the specific identification method. There were no sales of securities for the six months ended June 30, 2006 and 2005.

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

In April 2006 the FASB issued FASB Staff Position FIN 46R-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46R” (“FSP FIN 46R-6”). FSP FIN 46R-6 addresses how variability should be considered when applying FIN 46R. Variability affects the determination of whether an entity is a VIE, which interests are variable interests, and which party, if any, is the primary beneficiary of the VIE that is required to be consolidated. FSP FIN 46R-6 clarifies that the design of the entity also should be considered when identifying which interests are variable interests.

FSP FIN 46R-6 must be applied prospectively to all entities in which the Company first becomes involved, beginning September 1, 2006. Early application is permitted. The Company does not expect that the adoption of FSP FIN 46R-6 will have a material effect on the Company’s financial position or results of operations.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation, among other things, creates a two step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements.  FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. The Company is evaluating FIN 48 and has not yet determined the impact the adoption will have on the Company’s financial position or results of operations.

Reclassifications

Certain reclassifications have been made for comparative financial statement presentation.

(3) Merger with CNL Retirement Properties, Inc. and Acquisition of CNL Retirement Corp.

On May 1, 2006, HCP entered into a definitive merger agreement with CNL Retirement Properties, Inc. (“CRP”) under which a wholly owned subsidiary of HCP will merger with CRP.  Upon the consummation of the  merger with CRP, stockholders holding shares of CRP common stock will be entitled to receive consideration consisting of $11.1293 in cash and 0.0865 of a share of HCP common stock. CRP had 264.2 million shares of common stock outstanding at March 31, 2006.  Consummation of the merger with CRP is subject to several conditions, including the registration of the HCP shares to be issued as consideration and the approval of the merger by the CRP stockholders.  On August 4, 2006, the Company’s registration statement on Form S-4 (No. 333-135569) was declared effective by the Securities and Exchange Commission.  The special meeting of stockholders of CRP to consider and approve the merger of CRP with a subsidiary of the Company is scheduled for September 26, 2006. If the stockholders of CRP approve the merger, the Company expects to close the acquisitions of CRP and CRC in October 2006. In connection with the merger with CRP, HCP has also entered into a definitive merger agreement with respect to CNL Retirement Corp. (“CRC”), the external advisor to CRP, pursuant to which all  outstanding shares of CRC capital stock will be converted into the right to receive in the aggregate 4,378,923 shares of HCP common stock.  The proposed merger with CRP and with the proposed merger with CRC are each conditioned upon the consummation of the other.

HCP intends to finance the merger cash consideration and costs, including approximately $2.94 billion cash portion of the consideration payable to CRP stockholders, under new revolving, term and bridge facilities to be entered into by HCP before the closing of the merger providing for aggregate borrowings of up to $4.4 billion. HCP has received executed commitments for the $4.4 billion of such related financings. All of HCP’s domestic subsidiaries will guarantee any outstanding obligations under the facilities. The bridge commitment provides for a 364 day facility and the term commitment and revolving commitment for two and three year terms, respectively, with interest rates varying depending on HCP’s credit ratings. The facilities will contain covenants similar to those contained in HCP’s existing credit agreement, including leverage ratios, a secured debt ratio, an unsecured debt ratio, a fixed charge coverage ratio and a minimum net worth test. In addition, the bridge and term loan facilities impose certain mandatory prepayments with the proceeds from asset sales, capital market transactions, and contributions to joint ventures..

(4) Operator Concentration

Tenet Healthcare Corporation (“Tenet”) (NYSE: THC) and American Retirement Corporation (“ARC”) (NYSE: ARC) accounted for 9.3% and 7.6%, respectively, of the Company’s revenue during the six months ended June 30, 2006, and accounted for 11.6% and 9.3% respectively, of the Company’s revenue during the six months ended June 30, 2005. The carrying amount of the Company’s real estate assets leased to Tenet and ARC at June 30, 2006, was $337.8 million and $368.0 million, respectively.

On July 25, 2006, ARC was acquired by Brookdale Senior Living Inc. (“Brookdale”) (NYSE: BKD). As of March 31, 2006, Brookdale operates over 400 senior living facilities in 32 states.

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

(5) Acquisitions and Dispositions

A summary of acquisitions through June 30, 2006, follows (in thousands):

	Consideration			Assets Acquired
Acquisitions (1)	Cash Paid	Debt Assumed	DownREIT Units (2)	Real Estate	Net Intangibles
Medical office buildings	$141,301	$11,928	$5,523	$145,685	$13,067
Senior housing facilities	79,421	61,393	—	138,191	2,623
Other healthcare facilities	30,303	—	—	27,539	2,764
	$251,025	$73,321	$5,523	$311,415	$18,454

A summary of fiscal year 2005 acquisitions follows (in thousands):

	Consideration			Assets Acquired
Acquisitions (1)	Cash Paid	Debt Assumed	DownREIT Units (2)	Real Estate	Net Intangibles
Medical office buildings	$96,863	$61,424	$10,967	$154,182	$15,072
Senior housing facilities	313,744	52,060	19,431	379,745	5,490
	$410,607	$113,484	$30,398	$533,927	$20,562

(1)                Includes transaction costs, if any.

(2)                Non-managing member LLC units.

During the six months ended June 30, 2006, the Company acquired properties aggregating $329.9 million, including the following significant acquisitions:

On June 1, 2006, the Company acquired two senior housing properties for $27 million, through a sale-leaseback transaction.  These facilities have an initial lease term of fifteen years, with two ten-year renewal options. The initial annual lease rate is approximately 9.0% with annual escalators based on the Consumer Price Index (“CPI”) that have a floor of 2.75%.

On May 31, 2006, the Company acquired nine assisted living and independent living facilities for $99 million, including assumed debt valued at $61 million, through a sale-leaseback transaction. These facilities have an initial lease term of ten years, with two ten-year renewal options. The initial annual lease rate is approximately 8.0% with annual CPI-based escalators.

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

During the six months ended June 30, 2006, the Company sold eight properties for $28 million and recognized gains of approximately $11 million.

See Note 17 for a discussion of acquisitions and dispositions subsequent to June 30, 2006.

(6) Investments in and Advances to Unconsolidated Joint Ventures

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

Summarized unaudited condensed financial information of HCP MOP is as follows:

Balance Sheets	June 30, 2006	December 31, 2005
	(In thousands)
Real estate, at cost	$397,742	$402,845
Less accumulated depreciation and amortization	27,141	22,087
Net real estate	370,601	380,758
Real estate held for sale, net	—	67,551
Other assets, net	50,344	36,790
Total assets	$420,945	$485,099

Mortgage debt and notes payable	$263,049	$272,681
Mortgage debt on assets held for sale	—	46,605
Other liabilities	18,872	30,851
GE’s capital	93,146	90,424
HCP’s capital	45,878	44,538
Total liabilities and members’ capital	$420,945	$485,099

	Three Months Ended June 30,		Six Months Ended June 30,
	(in thousands)		(in thousands)
Statement of Operations	2006	2005	2006	2005
Revenues and other income	$18,649	$18,837	$38,266	$36,103
Discontinued operations	8,361	87	18,159	147
Net income (loss)	8,327	(148)	19,496	(115)
HCP’s equity income (loss)	2,700	(49)	6,423	(38)
Fees earned by HCP	928	776	1,967	1,551
Distributions received by HCP	945	335	5,216	3,382

The Company has not guaranteed any indebtedness or other obligations of HCP MOP. Generally, the Company may only be required to provide additional funding to HCP MOP under limited circumstances as specified in the related agreements. At June 30, 2006, investments in and advances to unconsolidated joint ventures include outstanding advances to HCP MOP of $4.2 million.

In August and September 2005, ten medical office buildings owned by HCP MOP, principally in Louisiana and the surrounding area, sustained varying degrees of damage due to hurricanes Katrina and Rita. The four buildings have incurred substantial damage and are a total loss. For the years ended December 31, 2005 and 2004, the four buildings generated revenues for HCP MOP of $0.9 million and $1.4 million, respectively. As of December 31, 2005, the $3.8 million carrying value of these four buildings was written off and an equal amount was recorded as a receivable for the expected insurance proceeds. At December 31, 2005, the remaining six buildings had resumed operations with repairs completed as of June 30, 2006. Revenues of HCP MOP for the six facilities were $2.0 million and $2.8 million for the six months ended June 30, 2006 and 2005, respectively.

Repairs and other related expenditures for damages caused by hurricanes Katrina and Rita during the six months ended June 30, 2006, were approximately $1.9 million, and were added to the expected insurance receivable. The Company has property, business interruption and other related insurance coverage to mitigate the financial impact of these types of events; such coverage is subject to various limits and deductible provisions based on the terms of the policies. Any excess insurance recovery above the carrying value of the assets is expected to be recognized by HCP MOP as a gain at the time the claims are settled with the insurance carrier.  For the six months ended June 30, 2006, HCP MOP has received $3.0 million in proceeds from its insurance carriers, which have been applied to outstanding insurance receivables.

During the six months ended June 30, 2006, HCP MOP sold 33 MOBs with 1.3 million of rentable square feet for $99.1 million, net of transaction costs, and recognized aggregate gains of approximately $18.7 million. In connection with these transactions, approximately $64.9 million of HCP MOP’s mortgage debt was either repaid or assumed by the purchasers.

Other Unconsolidated Joint Ventures

The Company owns interests in the following entities, which are accounted for on the equity method of accounting at June 30, 2006 (in thousands):

Entity	Investment (1)	Ownership (2)
Arborwood Living Center, LLC	$789	45%
Edgewood Assisted Living Center, LLC	(344)	45%
Greenleaf Living Center, LLC	462	45%
Seminole Shores Living Center, LLC	(724)	50%

(1)           Represents the Company’s investment in the identified unconsolidated joint venture. Negative investment amounts are included in accounts payable and accrued liabilities in the Company’s consolidated balance sheet. See Note 2 regarding the Company’s policy for accounting for joint venture interests.

(2)           The Company’s ownership interest and economic interest are substantially the same.

Summarized unaudited condensed combined financial information for the other unconsolidated joint ventures follows:

Balance Sheets	June 30, 2006	December 31, 2005
	(in thousands)
Real estate, net	$14,234	$14,708
Other assets, net	1,852	1,407
Total assets	$16,086	$16,115

Notes payable	$15,402	$15,449
Accounts payable	374	55
Other partners’ capital	127	351
HCP’s capital	183	260
Total liabilities and partners’ capital	$16,086	$16,115

Statement of Operations	Three Months Ended June 30,		Six Months Ended June 30,
	(in thousands)		(in thousands)
	2006	2005	2006	2005
Revenues and other income	$571	$2,211	$1,143	$3,780
Net income (loss)	$72	$(119)	$123	$301
HCP’s equity income	$14	$137	$113	$337
Distributions received	$190	$140	$190	$359

As of June 30, 2006, the Company has guaranteed approximately $7.2 million of a total of $15.4 million of notes payable for four of these joint ventures.

(7) Loans Receivable

Loans receivable consist of the following:

	June 30, 2006			December 31, 2005
	Secured	Unsecured	Total	Secured	Unsecured	Total
	(in thousands)
Joint venture partners	$—	$7,006	$7,006	$—	$7,006	$7,006
Other	138,325	1,420	139,745	175,426	6,663	182,089
Loan loss allowance	—	(1,064)	(1,064)	—	(2,264)	(2,264)

	$138,325	$7,362	$145,687	$175,426	$11,405	$186,831

On February 9, 2006, the Company refinanced two existing loans secured by a hospital in Texas. The loans were combined into a new single loan that carries an interest rate of 8.5% per annum and matures in 2016. The original loans matured in January 2006 and had a weighted average interest rate of 10.35%.

On March 14, 2006, the Company received $38 million in proceeds, including $7.3 million in excess of the carrying value, upon the early repayment of a secured loan receivable due May 1, 2010. The amount received in excess of the carrying value of the secured loan receivable was recorded as interest income and is included in interest and other income in the Company’s Condensed Consolidated Statements of Income for the six months ended June 30, 2006. This loan was secured by nine skilled nursing facilities and carried an interest rate of 11.4% per annum.

(8) Debt

Senior unsecured notes. At June 30, 2006, the Company had $1.5 billion in aggregate principal of senior unsecured notes outstanding. Interest rates on the notes ranged from 4.88% to 7.62% with a weighted average effective rate of 6.04% at June 30, 2006. Discounts and premiums are amortized to interest expense over the term of the related debt.

On February 27, 2006, the Company issued $150 million of 5.625% senior unsecured notes due 2013. The notes were priced at 99.071% of the principal amount for an effective yield of 5.788%. The Company received net proceeds of $149 million, which were used to repay outstanding indebtedness and for other general corporate purposes.

During the six months ended June 30, 2006, the Company repaid $135 million of maturing senior unsecured notes which accrued interest at a weighted average rate of 6.7%. These notes were repaid with funds available under the Company’s bank lines of credit.

The senior unsecured notes contain certain covenants including limitations on debt and other customary terms.

Mortgage debt. At June 30, 2006, the Company had $454.8 million in mortgage debt secured by 70 healthcare facilities with a carrying amount of $754.2 million. Interest rates on the mortgage notes ranged from 3.75% to 9.32% with a weighted average effective rate of 6.32% at June 30, 2006.

During the six months ended June 30, 2006, the Company obtained $165 million of 10-year mortgage financing with a weighted average effective rate of 6.36% in four separate transactions. The Company received net proceeds of $162 million, which were used to repay outstanding indebtedness and for other general corporate purposes.

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

Bank lines of credit. At June 30, 2006, borrowings under the Company’s $500 million three-year line of credit were $265.1 million with a weighted average interest rate of 5.83%. The Company’s bank line of credit matures in October 2007. Borrowings under the bank line of credit accrue interest at 65 basis points over LIBOR with a 15 basis point facility fee. In addition, a negotiated rate option, whereby the lenders participating in the credit facility bid on the interest to be charged and which may result in a reduced interest rate, is available for up to 50% of borrowings. The credit facility also contains an “accordion” feature allowing borrowings to be increased by $100 million under certain conditions.

The credit agreement contains certain financial restrictions and other customary requirements. Among other things, these covenants, using terms defined in the agreement, limit (i) Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) Secured Debt to Consolidated Total Asset Value to 30% and (iii) Unsecured Debt to Consolidated Unencumbered Asset Value to 60%. The agreement also requires that the Company must maintain (i) a Fixed Charge Coverage ratio, as defined, of 1.75 times and (ii) a formula-determined Minimum Tangible Net Worth. As of June 30, 2006, the Company was in compliance with each of these restrictions and requirements.

On February 14, 2006, the Company entered into a 60 day Term Loan Agreement for $200 million. Loans outstanding under the Term Loan Agreement accrue interest at a rate per annum equal to LIBOR plus a margin ranging from 0.75% to 1.50%, depending upon the Company’s senior unsecured long term debt ratings.  On April 18, 2006, the Company repaid all amounts outstanding under the Loan Term Agreement.

(9) Stockholders’ Equity

Common Stock

During the six months ended June 30, 2006 and 2005, the Company issued 395,000 and 495,000 shares, respectively, of common stock under its Dividend Reinvestment and Stock Purchase Plan. The Company issued 287,000 and 1,375,000 shares upon exercise of stock options during the six months ended June 30, 2006 and 2005, respectively.

During the six months ended June 30, 2006 and 2005, the Company issued 100,000 and 115,000 shares of restricted stock, respectively, under the Company’s 2000 Stock Incentive Plan (the “Incentive Plan”). The Company also issued 117,000 and 2,800 shares upon the vesting of performance restricted stock units during the six months ended June 30, 2006 and 2005, respectively.

On April 25, 2006, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.425 per share of common stock. The common stock cash dividend was paid on May 19, 2006 to stockholders of record as of the close of business on May 8, 2006.

On July 27, 2006, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.425 per share of common stock. The common stock cash dividend will be paid on August 18, 2006 to stockholders of record as of the close of business on August 7, 2006.

Preferred Stock

On April 25, 2006, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.45313 per share on its Series E cumulative redeemable preferred stock and $0.44375 per share on its Series F cumulative redeemable preferred stock. These dividends were paid on June 30, 2006 to stockholders of record as of the close of business on June 15, 2006.

On July 27, 2006, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.45313 per share on its Series E cumulative redeemable preferred stock and $0.44375 per share on its Series F cumulative redeemable preferred stock. These dividends will be paid on September 30, 2006 to stockholders of record as of the close of business on September 15, 2006.

Accumulated Other Comprehensive Income  (“AOCI”)

	June 30, 2006	December 31, 2005
	(in thousands)
AOCI-unrealized gains on securities available for sale	$633	$1,080
AOCI-unrealized gains on cash flow hedges	1,946	388
Supplemental Executive Retirement Plan (“SERP”) minimum liability	(2,265)	(2,316)

	$314	$(848)

Other comprehensive income and loss amounts are additions to and reductions of net income, respectively, in calculating comprehensive income. Comprehensive income for the six months ended June 30, 2006 and 2005 was $100.6 million and $86.5 million, respectively.

(10) Impairments

During the six months ended June 30, 2006, three properties were deemed impaired resulting in impairment charges of $4.7 million. Impairment charges principally arose as a result of an assessment of the planned near-term disposition of two properties and a decrease in expected cash flows from a third property. During the six months ended June 30, 2005, no properties were determined to be impaired.

(11) Segment Disclosures

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

Summary information for the reportable segments follows (in thousands):

For the three months ended June 30, 2006:

Segments	Rental Revenues	Equity Income from Unconsolidated Joint Ventures	Interest and Other Income	Total Revenues	NOI(1)
Triple-net leased facilities:
Senior housing facilities	$35,582	$14	$457	$36,053	$33,137
Hospitals	24,886	—	2,216	27,102	24,886
Skilled nursing facilities	22,389	—	567	22,956	22,389
Other healthcare facilities	6,953	—	—	6,953	5,710
Total triple-net leased facilities	$89,810	$14	$3,240	$93,064	$86,122
Medical office buildings	41,198	2,700	—	43,898	25,768
Non-segment revenues and other income	—	—	3,120	3,120	—
Total	$131,008	$2,714	$6,360	$140,082	$111,890

For the three months ended June 30, 2005:

Segments	Rental Revenues	Equity Income from Unconsolidated Joint Ventures	Interest and Other Income	Total Revenues	NOI(1)
Triple-net leased facilities:
Senior housing facilities	$26,005	$137	$694	$26,836	$23,656
Hospitals	23,790	—	1,515	25,305	23,790
Skilled nursing facilities	22,017	—	1,477	23,494	21,995
Other healthcare facilities	6,190	—	—	6,190	4,983
Total triple-net leased facilities	$78,002	$137	$3,686	$81,825	$74,424
Medical office buildings	32,135	(49)	—	32,086	20,325
Non-segment revenues and other income	—	—	2,326	2,326	—
Total	$110,137	$88	$6,012	$116,237	$94,749

For the six months ended June 30, 2006:

Segments	Rental Revenues	Equity Income from Unconsolidated Joint Ventures	Interest and Other Income	Total Revenues	NOI(1)
Triple-net leased facilities:
Senior housing facilities	$69,735	$113	$1,483	$71,331	$64,211
Hospitals	44,397	—	4,537	48,934	44,397
Skilled nursing facilities	44,711	—	9,068	53,779	44,600
Other healthcare facilities	13,418	—	—	13,418	10,915
Total triple-net leased facilities	$172,261	$113	$15,088	$187,462	$164,123
Medical office buildings	79,208	6,423	—	85,631	50,664
Non-segment revenues and other income	—	—	7,019	7,019	—
Total	$251,469	$6,536	$22,107	$280,112	$214,787

For the six months ended June 30, 2005:

Segments	Rental Revenues	Equity Income from Unconsolidated Joint Ventures	Interest and Other Income	Total Revenues	NOI(1)
Triple-net leased facilities:
Senior housing facilities	$49,675	$337	$1,472	$51,484	$45,721
Hospitals	43,932	—	3,036	46,968	43,932
Skilled nursing facilities	43,448	—	2,995	46,443	43,640
Other healthcare facilities	12,674	—	—	12,674	10,179
Total triple-net leased facilities	$149,729	$337	$7,503	$157,569	$143,472
Medical office buildings	60,968	(38)	—	60,930	38,536
Non-segment revenues and other income	—	—	3,688	3,688	—
Total	$210,697	$299	$11,191	$222,187	$182,008

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

The following is a reconciliation from NOI to reported net income, a financial measure under GAAP (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net operating income from continuing operations	$111,890	$94,749	$214,787	$182,008
Equity income from unconsolidated joint ventures	2,714	88	6,536	299
Interest and other income	6,360	6,012	22,107	11,191
Interest expense	(33,640)	(25,372)	(65,733)	(48,610)
Depreciation and amortization	(31,838)	(26,671)	(62,233)	(49,846)
General and administrative	(8,434)	(8,827)	(16,826)	(16,146)
Impairments	(4,711)	—	(4,711)	—
Minority interests	(4,170)	(3,031)	(7,947)	(6,178)
Discontinued operations	3,396	6,099	13,475	13,787
Net income	$41,567	$43,047	$99,455	$86,505

The Company’s total assets by segment were (in thousands):

Segments	June 30, 2006	December 31, 2005
Triple-net leased facilities:
Senior housing facilities	$1,445,815	$1,318,245
Hospitals	809,997	809,930
Skilled nursing facilities	664,077	701,687
Other healthcare facilities	233,499	243,166
Total triple-net leased assets	$3,153,388	$3,073,028
Medical office building facilities	1,209,952	1,034,651
Gross segment assets	4,363,340	4,107,679
Accumulated depreciation and amortization	(679,679)	(619,673)
Net segment assets	3,683,661	3,488,006
Non-segment assets	172,244	109,259
Total assets	$3,855,905	$3,597,265

(12) Supplemental Cash Flow

Supplemental Cash Flow Information

	Six Months Ended June 30,
	2006	2005
	(in thousands)
Interest paid, net of capitalized interest and other	$65,267	$48,333
Taxes paid	11	94
Capitalized interest	361	372
Mortgages assumed with real estate acquisitions	73,321	29,444
Loans received upon the sale of unconsolidated joint venture investments	—	6,228
Non-managing member units issued in connection with acquisitions	5,523	—
Restricted stock issued	100	118
Performance restricted stock units vesting	117	3
Restricted stock cancellations	(27)	(20)
Conversion of non-managing member units into common stock	135	385

(13) Earnings Per Share of Common Stock

The Company computes earnings per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per common share is computed by dividing net income applicable to common shares by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is calculated including the effect of dilutive securities. Approximately 2.1 million and 0.9 million options to purchase shares of common stock during the three months ended June 30, 2006 and 2005, respectively, and 1.9 million and 0.9 million during the six months ended June 30, 2006 and 2005, respectively, were not included because they are not dilutive. Additionally, 6.1 million shares issuable upon conversion of 3.6 million non-managing member units during the three and six months ended June 30, 2006, and 5.0 million shares issuable upon conversion of 2.5 million non-managing member units during the three months ended June 30, 2005, were not included because they are not dilutive.

	Three Months Ended June 30,
	2006			2005
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic earnings per common share:
Net income applicable to common shares	$36,284	136,484	$0.27	$37,764	134,445	$0.28
Dilutive options and unvested restricted stock	—	708	(0.01)	—	769	—
Diluted earnings per common share	$36,284	137,192	$0.26	$37,764	135,214	$0.28

	Six Months Ended June 30,
	2006			2005
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic earnings per common share:
Net income applicable to common shares	$88,889	136,262	$0.65	$75,939	133,968	$0.57
Dilutive options and unvested restricted stock	—	762	—	—	903	(0.01)
Diluted earnings per common share	$88,889	137,024	$0.65	$75,939	134,871	$0.56

(14) Derivative Financial Instruments

In July 2005, the Company entered into three interest-rate swap contracts that are designated as hedging the variability in expected cash flows for variable rate debt assumed in connection with the acquisition of a portfolio of real estate assets in July 2005. The cash flow hedges have a notional principal amount of $45.6 million and expire in July 2020. The fair value of these contracts at June 30, 2006, was $1.9 million and is included in other assets. For the six months ended June 30, 2006, the Company recognized increased interest expense of $131,000 attributable to the contracts. The Company determined that these swap agreements were highly effective in offsetting future variability of interest cash flows related to the assumed mortgages. The effective portion of gains and losses on these contracts is recognized in accumulated other comprehensive income, net whereas the ineffective portion is recognized in earnings. During the six months ended June 30, 2006, there was no ineffective portion related to these hedges.

(15) Commitments and Contingencies

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

State of California Senate Bill 1953.  One of the Company’s properties located in Tarzana, California is affected by State of California Senate Bill 1953 (“SB 1953”), which requires certain seismic safety building standards for acute care hospital facilities. This hospital is operated by Tenet under a lease expiring in February 2009. The Company and Tenet are currently reviewing the SB 1953 compliance of this hospital, multiple plans of action to cause such compliance, the estimated time for completing the same, and the cost of performing necessary remediation of the property. We cannot currently estimate the remediation costs that will need to be incurred prior to 2013 in order to make the facility SB 1953-compliant through 2030 and the final allocation of any remediation costs between the Company and Tenet. Rent on the hospital for the six months ended June 30, 2006 was $4.2 million and for the years ended December 31, 2005 and 2004 was $10.8 million and $10.6 million, respectively, and the carrying amount was $75.0 million at June 30, 2006.

Master Trust Liabilities.  Certain residents of two of the Company’s senior housing facilities have entered into a master trust agreement with the operator of the facilities whereby amounts paid upfront by such residents were deposited into a trust account. These funds were then made available to the senior housing operator in the form of a non-interest bearing loan to provide permanent financing for the related communities. The operator of the senior housing facility is the borrower under these arrangements; however, two of the Company’s properties are collateral under the master trust agreements. As of June 30, 2006, the remaining obligation under the master trust agreements for these two properties is $10.1 million. The Company’s property is released as collateral as the master trust liabilities are extinguished.

CRP and CRC Merger Related Costs.   The Company expects to incur substantial costs in connection with its mergers with CRP and CRC, such as legal, accounting and certain financial advisor fees, which must be paid even if the merger is not completed.  As of June 30, 2006, the Company has incurred $4.0 million of merger related costs which would be written off if the mergers with CRP and CRC are not completed.

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

Earnout Obligations.  Pursuant to the terms of certain acquisition-related agreements, the Company may be obligated to make additional payments (“Earnouts”) upon the achievement of certain criteria. If it is probable at the time of acquisition of the related properties that the Earnout criteria will be achieved, the Earnout payments are accrued. Otherwise, the additional purchase consideration is recognized when the performance criteria are achieved.  During the six months ended June 30, 2006, the Company made earnout payments in the aggregate of $3.7 million.

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

(16) Stock Incentive Plans

On May 11, 2006, the Company’s stockholders approved the 2006 Performance Incentive Plan (the “2006 Incentive Plan”).  The 2006 Incentive Plan replaces the Company’s 2000 Stock Incentive Plan and provides for the granting of stock based compensation, including stock options, restricted stock, and performance restricted stock units, to officers, employees and directors in connection with their employment with or services provided to the Company.  The maximum number of shares available for future awards over the term of the 2006 Incentive Plan is 8.5 million shares at June 30, 2006, of which 4.2 million may be issued as restricted stock and performance restricted stock units.

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

	Shares Under Options	Weighted Average Exercise Price	Shares Under Options Exercisable at Year End
Outstanding as of January 1, 2006	3,862	$22.47	1,157
Granted	1,215	27.11
Exercised	(286)	15.50
Forfeited	(89)	24.88
Outstanding as of June 30, 2006	4,702	23.98	1,692

The following table summarizes additional information concerning outstanding and exercisable stock options at June 30, 2006 (options in thousands):

			Weighted
			Average	Currently Exercisable
Range of Exercise Price	Shares under Options	Weighted Average Exercise Price	Remaining Contractual Life in Years	Shares under Options	Weighted Average Exercise Price
$11.94 - $16.88	307	$14.47	3.5	307	$14.47
17.93 - 18.73	582	18.11	5.9	440	18.12
19.14 - 21.40	400	19.20	5.6	278	19.22
23.50 - 27.52	3,413	26.48	8.6	667	26.39
	4,702	23.98	7.7	1,692	20.90

The following table summarizes additional information concerning unvested stock options at June 30, 2006 (options in thousands):

	Shares Under Options	Weighted Average Exercise Price
Unvested at January 1, 2006	2,705	$23.76
Granted	1,215	27.11
Vested	(821)	25.75
Forfeited	(89)	24.88
Unvested at June 30, 2006	3,010	25.81

Proceeds received from options exercised under the Stock Incentive Plans for the six months ended June 30, 2006 and 2005, was $4.5 million and $21.8 million, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $3.5 million and $14.2 million, respectively. The total intrinsic value of options outstanding and exercisable as of June 30, 2006 was $10.2 million.

The fair value of the stock options granted during the six months ended June 30, 2006 and 2005 was estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the table below. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the historical exercise behavior of employees. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life, ending on the day of grant, and calculated on a weekly basis.

	2006	2005
Risk-free rate	4.51%	3.93%
Expected life (in years)	6.50	6.50
Expected volatility	20.00%	20.00%
Expected dividend yield	7.50%	7.50%

The weighted average fair value per share at the date of grant for options awarded during the six months ended June 30, 2006 and 2005, was $2.18 and $1.92, respectively.

Restricted Stock and Performance Restricted Stock Units

Under the 2006 Incentive Plan, restricted stock and performance restricted stock units generally vest over a three to five year period. The vesting of certain restricted shares and units may accelerate upon retirement, a change in control of the Company, as defined, and other events. When vested, each performance restricted stock unit is convertible into one share of common stock. The restricted stock and performance restricted stock units are valued on the grant date based on the market price of a common share on that date. Generally, the Company recognizes the fair value of the awards over the applicable vesting period as compensation expense.

The following table summarizes additional information concerning unvested restricted stock and restricted stock units at June 30, 2006 (shares in thousands):

Unvested Shares	Restricted Stock Units (000)	Weighted Average Grant Date Fair Value	Restricted Stock (000)	Weighted Average Grant Date Fair Value
Unvested at January 1, 2006	469	$19.83	454	$23.43
Granted	182	27.11	100	26.82
Vested	(117)	19.48	(76)	22.36
Forfeited	—	—	(27)	26.04
Unvested at June 30, 2006	534	26.41	451	24.14

The total fair values of restricted stock and restricted stock units vested, based on the market price on the vesting date, during the six months ended June 30, 2006 and 2005 were $4.7 million and $4.1 million, respectively.

As of June 30, 2006, there was $24.8 million of total unrecognized compensation cost, related to unvested share-based compensation arrangements granted under the Company’s incentive plans, is expected to be recognized over a weighted-average period of 3.5 years.

(17) Subsequent Events

On July 25, 2006, the Company sold a building, with 204,000 rentable square feet, for $73 million and recognized a gain of approximately $32 million.

On July 28, 2006, the Company acquired two assisted living facilities in exchange for three assisted living facilities valued at approximately $20 million and $37 million in cash.  The two acquired properties have an initial effective lease term of ten years, with two ten-year renewal options, and an initial contractual annual lease rate of 7.0% with escalators based on the lessee’s revenue growth.   The acquired properties are included in a new master lease that contains a total of six properties leased to the same operator.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Language Regarding Forward-looking Statements

Statements in this Quarterly Report that are not historical factual statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The statements include, among other things, statements regarding the intent, belief or expectations of Health Care Property Investors, Inc. and its officers and can be identified by the use of terminology such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “should” and other comparable terms or the negative thereof. In addition, we, through our senior management, from time to time make forward-looking oral and written public statements concerning our expected future operations and other developments. Readers are cautioned that, while forward-looking statements reflect our good faith belief and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties. Actual results may differ materially from the expectations contained in the forward-looking statements as a result of various factors. In addition to the factors set forth under “Part I, Item 1A - Risk Factors” in the Company’s Annual Report and “Part II, Item 1A — Risk Factors” in this Quarterly Report, readers should consider the following:

a)              Legislative, regulatory, or other changes in the healthcare industry at the local, state or federal level which increase the costs of, or otherwise affect the operations of, our tenants and borrowers;

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

Readers should consider that many of these risks and uncertainties are also applicable to CNL Retirement Properties, Inc. (“CRP”) and its business and any forward-looking statements made by or whith respect to CRP or its business. We have entered into a definitive merger agreement pursuant to which, subject to the satistaction or waiver of the conditions therein, a wholly owned subsidiary of ours will merge into CRP.  Additional risks and uncertainties to which our forward-looking statements are subject include our ability to integrate the CRP business and to achieve expected synergies, operating efficiencies and other benefits within expected time-frames or at all, or within expected cost  projections, and to preserve the goodwill of the acquired businesses, as well as our ability to obtain financing necessary to consummate the acquisition or on favorable terms.

Executive Summary

We are a real estate investment trust (“REIT”) that invests in healthcare-related properties located throughout the United States. We develop, acquire, and manage healthcare real estate and provide mortgage financing to healthcare providers. We invest directly, often structuring sale-leaseback transactions, and through joint ventures. At June 30, 2006, our real estate portfolio, excluding assets held for sale but including assets held through joint ventures and mortgage loans, consisted of interests in 534 facilities located in 42 states.

Our business strategy is based on three principles: (i) opportunistic investing, (ii) portfolio diversification and (iii) conservative financing. We actively redeploy capital from investments with lower return potential into assets with higher return potential, and recycle capital from shorter term to longer term investments. We make investments where the expected risk-adjusted return exceeds our cost of capital and strive to leverage our operator and other business relationships.

Our strategy contemplates acquiring and developing properties on favorable terms. We attempt to structure transactions that are tax-advantaged and mitigate risks in our underwriting process. Generally, we prefer larger, more complex private transactions that leverage our management team’s experience and our infrastructure. During the six months ended June 30, 2006, we made gross investments of $352 million. These investments had an average first year yield on cost of just over 7.7%. Our investments for the six months ended June 30, 2006 were allocated among the following healthcare sectors: (i) 41% senior housing facilities; (ii) 50% Medical Office Buildings (“MOBs”); and (iii) 9% other healthcare facilities.

We follow a disciplined approach to enhancing the value of our existing portfolio, including the ongoing evaluation of properties that no longer fit our strategy for potential disposition. We sold eight properties during the six months ended June 30, 2006 for $28 million and had six properties with a carrying amount of $45.7 million classified as held for sale at June 30, 2006.

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

Access to external capital on favorable terms is critical to the success of our strategy. We attempt to match the long-term duration of our leases with long-term fixed rate financing. At June 30, 2006, 14% of our consolidated debt is at variable interest rates. We intend to maintain an investment grade rating on our fixed income securities and manage various capital ratios and amounts within appropriate parameters. As of June 30, 2006, our senior debt is rated BBB+ (Watch with Negative Implications) by Standard & Poor’s Ratings Group, BBB+ (watch negative) by Fitch Ratings and Baa2 (Review for Downgrade) by Moody’s Investors Service.  We believe the recent actions by Standard & Poor’s Rating Group and Moody’s Investors Service to add us to “Watch with Negative Implications” and “Review for Downgrade”, respectively, are due to the manner in which we are initially financing the announced merger with CRP.

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

2006 Overview

Merger with CNL Retirement Properties, Inc. and Acquisition of CNL Retirement Corp.

On May 1, 2006, we entered into a definitive merger agreement with CNL Retirement Properties, Inc. (“CRP”) under which a wholly owned subsidiary of ours will merge with CRP.  Upon the consummation of the  merger with CRP, stockholders holding shares of CRP common stock will be entitled to receive consideration consisting of $11.1293 in cash and 0.0865 of a share of our common stock. CRP had 264.2 million shares of common stock outstanding at March 31, 2006.  Consummation of the merger with CRP is subject to several conditions, including the registration of the our shares to be issued as consideration and the approval of the merger by the CRP stockholders.   On August 4, 2006, our registration statement on Form S-4 (No. 333-135569) was declared effective by the Securities and Exchange Commission.  The special meeting of stockholders of CRP to consider and approve the merger with our subsidiary is scheduled for September 26, 2006.  If the stockholders of CRP approve the merger, we expect to close the acquisitions of CRP and CRC in October 2006. In connection with the merger with CRP, we have also entered into a definitive merger agreement with respect to CNL Retirement Corp. (“CRC”), the external advisor to CRP, pursuant to which all of the outstanding shares of CRC capital stock will be converted into the right to receive in the aggregate 4,378,923 shares of our common stock.  The proposed merger with CRP and the proposed merger with CRC are each conditioned upon the consummation of the other.  As of June 30, 2006, we have incurred $4.0 million of merger related costs which would be written off if our mergers with CRP and CRC are not completed.

We intend to finance the merger cash consideration and costs, including approximately $2.94 billion cash portion of the consideration payable to CRP stockholders, under new revolving, term and bridge facilities to be entered into by us before the closing of the merger providing for aggregate borrowings of up to $4.4 billion. We have received executed commitments for the $4.4 billion of such related financings. All of our domestic subsidiaries will guarantee any outstanding obligations under the facilities. The bridge commitment provides for a 364 day facility and the term commitment and revolving commitment for two and three year terms, respectively, with interest rates varying depending on our credit ratings.

The facilities will contain covenants similar to those contained in our existing credit agreement, including leverage ratios, a secured debt ratio, an unsecured debt ratio, a fixed charge coverage ratio and a minimum net worth test. In addition, the bridge and term loan facilities impose certain mandatory prepayments with the proceeds from asset sales, capital market transactions, and contributions to joint ventures.

Real Estate Transactions

During the six months ended June 30, 2006, we have acquired interests in properties aggregating $352 million, including the following:

•                  On June 1, 2006, we acquired two senior housing properties for $27 million, through a sale-leaseback transaction.  These facilities have an initial lease term of fifteen years, with two ten-year renewal options. The initial annual lease rate is approximately 9.0% with annual escalators based on the Consumer Price Index (“CPI”) that have a floor of 2.75%.

•                  On May 31, 2006, we acquired nine assisted living and independent living facilities for $99 million, including assumed debt valued at $61 million, through a sale-leaseback transaction. These facilities have an initial lease term of ten years, with two ten-year renewal options. The initial annual lease rate is approximately 8.0% with annual CPI-based escalators.

•                  During the three months ended March 31, 2006, we acquired 13 medical office buildings for $138 million, including DownREIT units valued at $6 million, in related transactions. These properties were acquired as part of a $163 million acquisition of 15 MOBs, with a total of 882,000 rentable square feet, at an initial yield of 7.3%.

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

On July 28, 2006, we acquired two assisted living facilities in exchange for three assisted living facilities valued at approximately $20 million and $37 million in cash.  The two acquired properties have an initial lease term of ten years, with two ten-year renewal options, and an initial contractual annual lease rate of 7.0% with escalators based on the lessee’s revenue growth.   The acquired properties are included in a new master lease that contains a total of six properties leased to the same operator.

During the six months ended June 30, 2006, we sold eight properties for $28 million and recognized gains of approximately $11 million.

On July 25, 2006, we sold a building, with 204,000 rentable square feet, for $73 million and recognized a gain of approximately $32 million.

Capital Market Transactions

On February 27, 2006, we issued $150 million of 5.625% senior unsecured notes due 2013. The notes were priced at 99.071% of the principal amount for an effective yield of 5.788%. We received net proceeds of $149 million, which were used to repay outstanding indebtedness and for other general corporate purposes.

During the six months ended June 30, 2006, we obtained $165 million of 10-year mortgage financing with a weighted average effective rate of 6.36% in four separate transactions. We received net proceeds of $162 million, which were used to repay outstanding indebtedness and for other general corporate purposes.

Other Events

On July 27, 2006, we announced that our Board of Directors declared a quarterly cash dividend of $0.425 per share of common stock. The common stock cash dividend will be paid on August 18, 2006 to stockholders of record as of the close of business on August 7, 2006.

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

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Rental and other revenue.  MOB rental revenue increased 28% to $41.2 million for the three months ended June 30, 2006. The increase in MOB rental revenue of $9.1 million primarily relates to the additive effect of our acquisitions in 2006 and 2005, which contributed $9.3 million to rental revenues, net of a decrease in the amortization of below market lease intangibles, when compared to the comparable year ago period.  During the three months June 30, 2005, the Company revised its purchase price allocation and attributed more of the purchase price of the properties acquired from MedCap Properties LLC and MOBs to below market lease intangibles, other intangibles and real estate assets. Lease intangibles generally amortize over a shorter period of time relative to tangible real estate assets which resulted in higher amortization of below market leases and other intangibles during the three months ended June 30, 2005, when compared to the comparable period in the current year.

Triple-net lease rental revenues increased 15% to $89.8 million for the three months ended June 30, 2006. The increase in triple-net lease rental revenue of $11.8 million primarily relates to the additive effect of our acquisitions in 2006 and 2005, as detailed below:

	Triple-net lease rental revenue resulting from acquisitions— for the three months ended June 30,
Property Type	2006	2005	Change
	(in thousands)
Senior housing facilities	$9,689	$1,044	$8,645
Other healthcare facilities	768	—	768
Total	$10,457	$1,044	$9,413

Additionally, included in triple-net lease rental revenues are facility-level operating revenues for five senior housing properties that were previously leased on a triple-net basis. Periodically tenants default on their leases, which cause us to take temporary possession of the operations of the facility. We contract with third party managers to manage these properties until a replacement tenant can be identified or the property can be sold. The operating revenues and expenses for these properties are included in triple-net lease rental revenues and operating expenses, respectively. The reported revenues for these facilities were $2.2 million for each of the three months ended June 30, 2006 and 2005.

Equity income.  Equity income increased by $2.6 million primarily due to our investment in HCP MOP, for which we recorded equity income of $2.7 million and equity losses of $49,000 for the three months ended June 30, 2006 and 2005, respectively. During the three months ended June 30, 2006, HCP MOP sold 11 MOBs for $37.7 million, net of transaction costs, and recognized aggregate gains of approximately $9 million. See Note 6 to the Consolidated Financial Statements for additional information on HCP MOP.

Interest and other income.  Interest and other income increased by $0.3 million to $6.4 million for the three months ended June 30, 2006.  During the three months ended June 30, 2006 and 2005, we recognized management and other fees from HCP MOP of $0.9 million and $0.8 million, respectively.

Interest expense.  Interest expense increased 33% to $33.6 million for the three months ended June 30, 2006. The increase was due to increased borrowing levels resulting from the issuance of an aggregate of $600 million of senior notes in

April and September of 2005 and February of 2006, and the assumption and issuance of mortgages payable aggregating to $238 million during the six months ended June 30, 2006. This higher interest expense was offset by the repayment of $135 million of senior notes in February 2006 and lower interest rates. The table below sets forth information with respect to our debt as of June 30, 2006 and 2005:

	As of June 30,
	2006	2005
	(dollars in thousands)
Balance:
Fixed rate	$1,894,991	$1,390,861
Variable rate	301,500	151,965
Total	$2,196,491	$1,542,826
Percent of total debt:
Fixed rate	86%	90%
Variable rate	14%	10%
Total	100%	100%
Weighted average interest rate at end of period:
Fixed rate	6.10%	6.65%
Variable rate	5.75%	3.88%
Total weighted average rate	6.06%	6.38%

Depreciation and amortization.  Real estate depreciation and amortization increased 19% to $31.8 million for the three months ended June 30, 2006. The increase in depreciation and amortization of $5.2 million primarily relates to the additive effect of our acquisitions in 2006 and 2005, as detailed below:

	Depreciation and amortization resulting from acquisitions— for the three months ended June 30,
Property Type	2006	2005	Change
	(in thousands)
Senior housing facilities	$3,371	$303	$3,068
Medical office buildings	4,083	612	3,471
Other healthcare facilities	519	—	519
Total	$7,973	$915	$7,058

During the three months June 30, 2005, the Company revised its purchase price allocation and attributed more of the purchase price of the properties acquired from MedCap Properties LLC and MOBs to below market lease intangibles, other intangibles and real estate assets. Lease intangibles generally amortize over a shorter period of time relative to tangible real estate assets which resulted in higher depreciation expense during the three months ended June 30, 2005, when compared to the comparable period in the current year.

Operating expenses.  Operating costs increased 24% to $19.1 million for the three months ended June 30, 2006. Operating costs are predominantly related to MOB properties that are leased under gross or modified gross lease agreements where we share certain costs with tenants. Accordingly, the number of properties in our MOB portfolio directly impacts operating costs. Additionally, we contract with third party property managers for most of our MOB properties. The increase in operating expenses of $3.7 million primarily relates to the effect of our acquisitions in 2006 and 2005, as detailed below:

	Operating expenses resulting from acquisitions— for the three months ended June 30,
Property Type	2006	2005	Change
	(in thousands)
Medical office buildings	$4,401	$712	$3,689
Other healthcare facilities	185	—	185
Total	$4,586	$712	$3,874

Additionally, included in operating expenses are facility-level operating expenses for five senior housing properties that were previously leased on a triple-net basis. Periodically, tenants default on their leases which cause us to take temporary possession of the operations of the facility. We contract with third party managers to manage these properties until a replacement tenant can be identified or the property can be sold. The revenues and expenses for these properties are included in triple-net lease rental revenues and operating expenses, respectively. Reported operating expenses for these facilities of were $2.6 million and $2.5 million for the three months ended June 30, 2006 and 2005, respectively.

The presentation of expenses as general and administrative or operating expenses is based on the underlying nature of the expense. Periodically, we review the classification of expenses between categories and make revisions based on changes in the underlying nature of the expense.

General and administrative expenses.  General and administrative expenses decreased  4% to $8.4 million for the three months ended June 30, 2006. The decrease is primarily due to higher expenses during the three months ended June 30, 2005, related to the retirement of one of the Company’s directors, which did not reoccur for the comparable period in the current year.

Discontinued operations.  Income from discontinued operations for the three months ended June 30, 2006, was $3.4 million compared to $6.1 million for the comparable period in the prior year. The change is due to a decrease in gains on real estate dispositions of $1.9 million and operating income from discontinued operations of $0.8 million. Discontinued operations for the three months ended June 30, 2006, includes eight properties compared to 28 properties classified as discontinued operations for the three months ended June 30, 2005.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Rental and other revenue.  MOB rental revenue increased 30% to $79.2 million for the six months ended June 30, 2006. The increase in MOB rental revenue of $18.2 million primarily relates to the additive effect of our acquisitions in 2006 and 2005, which contributed $17.5 million to rental revenues over the comparable prior year period.

Triple-net lease rental revenues increased 15% to $172.3 million for the six months ended June 30, 2006. The increase in triple-net lease rental revenue of $22.5 million primarily relates to the additive effect of our acquisitions in 2006 and 2005, as detailed below:

	Triple-net lease rental revenue resulting from acquisitions— for the six months ended June 30,
Property Type	2006	2005	Change
	(in thousands)
Senior housing facilities	$18,301	$1,044	$17,257
Other healthcare facilities	1,171	—	1,171
Total	$19,472	$1,044	$18,428

Additionally, included in triple-net lease rental revenues are facility-level operating revenues for five senior housing properties that were previously leased on a triple-net basis. Periodically tenants default on their leases, which cause us to take temporary possession of the operations of the facility. We contract with third party managers to manage these properties until a replacement tenant can be identified or the property can be sold. The operating revenues and expenses for these properties are included in triple-net lease rental revenues and operating expenses, respectively. The increase in reported revenues for these facilities of $1.2 million to $4.5 million for the six months ended June 30, 2006, was primarily due to us taking possession of two of these properties in 2005 and an increase in overall occupancy of such properties.

Equity income.  Equity income increased to $6.5 million primarily due to our investment in HCP MOP, for which we recorded equity income of $6.4 million and equity losses of $38,000 for the six months ended June 30, 2006 and 2005, respectively. During the six months ended June 30, 2006, HCP MOP sold 33 MOBs for $99.1 million, net of transaction costs, and recognized aggregate gains of approximately $18.7 million. See Note 6 to the Consolidated Financial Statements for additional information on HCP MOP.

Interest and other income.  Interest and other income increased by $10.9 million to $22.1 million for the six months ended June 30, 2006. The increase in interest and other income is primarily due to a $7.3 million prepayment premium received on March 14, 2006, upon the early repayment of a secured loan receivable of $30 million with an original maturity of May 1, 2010 and an interest rate of 11.4%.  During the six months ended June 30, 2006 and 2005, we also recognized management and other fees from HCP MOP of $2.0 million and $1.6 million, respectively.

Interest expense.  Interest expense increased 35% to $65.7 million for the six months ended June 30, 2006. The increase was due to increased borrowing levels resulting from the issuance of an aggregate of $600 million of senior notes in April and September of 2005 and February of 2006, increased borrowings under the Company’s bank lines of credit, and the assumption and issuance of mortgages payable aggregating to $238 million during the six months ended June 30, 2006. This higher interest expense was offset by the repayment $135 million of senior notes in February 2006 and lower interest rates.

The table below sets forth information with respect to our debt as of June 30, 2006 and 2005:

	As of June 30,
	2006	2005
	(dollars in thousands)
Balance:
Fixed rate	$1,894,991	$1,390,861
Variable rate	301,500	151,965
Total	$2,196,491	$1,542,826
Percent of total debt:
Fixed rate	86%	90%
Variable rate	14%	10%
Total	100%	100%
Weighted average interest rate at end of period:
Fixed rate	6.10%	6.65%
Variable rate	5.75%	3.88%
Total weighted average rate	6.06%	6.38%

Depreciation and amortization.  Real estate depreciation and amortization increased 25% to $62.2 million for the six months ended June 30, 2006. The increase in depreciation and amortization of $12.4 million primarily relates to the additive effect of our acquisitions in 2006 and 2005, as detailed below:

	Depreciation and amortization resulting from acquisitions— for the six months ended June 30,
Property Type	2006	2005	Change
	(in thousands)
Senior housing facilities	$6,347	$303	$6,044
Medical office buildings	7,299	612	6,687
Other healthcare facilities	701	—	701
Total	$14,347	$915	$13,432

During the three months June 30, 2005, the Company revised its purchase price allocation and attributed more of the purchase price of the properties acquired from MedCap Properties LLC and other MOBs to below market lease intangibles, other intangibles and real estate assets. Lease intangibles generally amortize over a shorter period of time relative to tangible real estate assets which resulted in higher depreciation expense in the three months ended June 30, 2005, when compared to the comparable period in the current year.

Operating expenses.  Operating costs increased 28% to $36.7 million for the six months ended June 30, 2006. Operating costs are predominantly related to MOB properties that are leased under gross or modified gross lease agreements where we share certain costs with tenants. Accordingly, the number of properties in our MOB portfolio directly impacts operating costs. Additionally, we contract with third party property managers for most of our MOB properties. The increase in operating expenses of $8.0 million primarily relates to the effect of our acquisitions in 2006 and 2005, as detailed below:

	Operating expenses resulting from acquisitions— for the six months ended June 30,
Property Type	2006	2005	Change
	(in thousands)
Medical office buildings	$7,154	$712	$6,442
Other healthcare facilities	233	—	233
Total	$7,387	$712	$6,675

Additionally, included in operating expenses are facility-level operating expenses for five senior housing properties that were previously leased on a triple-net basis. Periodically, tenants default on their leases which cause us to take temporary possession of the operations of the facility. We contract with third party managers to manage these properties until a replacement tenant can be identified or the property can be sold. The revenues and expenses for these properties are included in triple-net lease rental revenues and operating expenses, respectively. The increase in reported operating expenses for these facilities of $1.5 million to $5.3 million for the six months ended June 30, 2006, was primarily due to an increase in the overall occupancy of such properties.

The presentation of expenses as general and administrative or operating expenses is based on the underlying nature of the expense. Periodically, we review the classification of expenses between categories and make revisions based on changes in the underlying nature of the expense.

General and administrative expenses.  General and administrative expenses increased 4% to $16.8 million for the six months ended June 30, 2006. The increase is primarily due to higher compensation-related expenses resulting from an increase in full-time employees.

Discontinued operations.  Income from discontinued operations for the six months ended June 30, 2006, was $13.5 million compared to $13.8 million for the comparable period in the prior year. The change is due to an increase in gains on real estate dispositions of $2.0 million, net of a decline in operating income from discontinued operations of  $2.3 million to $2.6 million. Discontinued operations for the six months ended June 30, 2006, include 14 properties compared to 32 properties classified as discontinued operations for the six months ended June 30, 2005.

Liquidity and Capital Resources

Our principal liquidity needs, excluding funds required to complete our merger with CRP, are to (i) fund normal operating expenses, (ii) meet debt service requirements, (iii) fund capital expenditures including tenant improvements and leasing costs, (iv) fund acquisition and development activities, and (v) make minimum distributions required to maintain our REIT qualification under the Internal Revenue Code. We believe these other needs will be satisfied using cash flows generated by operations and provided by financing activities.

We intend to initially finance the estimated CRP merger cash consideration and costs, including the approximately $2.94 billion cash portion of the consideration payable to CRP stockholders, under new revolving, term and bridge facilities providing for aggregate borrowings of up to $4.4 billion.  The merger with CRP will cause us to be more highly leveraged than we have been historically. We intend to repay a portion of these merger related borrowings, along with $140 million in senior notes maturing in 2007 and other maturing debt, with proceeds from future security offerings, sales of real estate, and contributions of real estate to joint ventures.

We anticipate making future investments dependent on the availability of cost-effective sources of capital. We intend to use our revolving facility, and the public debt and equity markets as our principal sources of financing. As of June 30, 2006, our senior debt is rated BBB+ (Watch with Negative Implications) by Standard & Poor’s Ratings Group, BBB+ (watch negative) by Fitch Ratings and Baa2 (Review for Downgrade) by Moody’s Investors Service.  We believe the recent actions by Standard & Poor’s Rating Group and Moody’s Investors Service to add us to “Watch with Negative Implications” and “Review for Downgrade”, respectively, are due to the manner in which we are initially financing the announced merger with CRP.

Net cash provided by operating activities was $173.9 million and $140.2 million for the six months ended June 30, 2006 and 2005, respectively. Cash flow from operations reflects increased revenues partially offset by higher costs and expenses, and changes in receivables, payables, accruals, and deferred revenue. Our cash flows from operations are dependent upon the occupancy level of multi-tenant buildings, rental rates on leases, our tenants’ performance on their lease obligations, the level of operating expenses, and other factors.

Net cash used in investing activities was $217.0 million during the six months ended June 30, 2006, and principally reflects the net effect of: (i) $264.1 million used to fund acquisitions and construction of real estate, (ii) $12.9 million used to purchase securities, (iii) $27.6 million received from the sale of several facilities, and (iv) $44.3 million in principal repayments received on loans. During the six months ended June 30, 2006 and 2005, we used $8.1 million and $1.5 million to fund lease commissions and tenant and capital improvements, respectively.

Net cash provided by financing activities was $43.3 million for the six months ended June 30, 2006 and includes proceeds of $14.2 million from common stock issuances, $148.6 million from senior note issuances, $161.9 million from mortgage debt issuances, and $6.5 million from our bank lines of credit. These proceeds were partially offset by: (i) the repayment of $135.0 million of senior notes, and (ii) payment of common and preferred dividends aggregating $127.4 million. In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income to our shareholders. Accordingly, we intend to continue to make regular quarterly distributions to holders of our common and preferred stock.

At June 30, 2006, we held approximately $18.7 million in deposits and $43.8 million in irrevocable letters of credit from commercial banks securing tenants’ lease obligations and borrowers’ loan obligations. We may draw upon the letters of credit or depository accounts if there are defaults under the related leases or loans. Amounts available under letters of credit could change based upon facility operating conditions and other factors, and such changes may be material.

Debt

Senior unsecured notes. At June 30, 2006, we had $1.5 billion in aggregate principal of senior unsecured notes outstanding. Interest rates on the notes ranged from 4.88% to 7.62% with a weighted average rate of 6.04% at June 30, 2006. Discounts and premiums are amortized to interest expense over the term of the related debt.

On February 27, 2006, we issued $150 million of 5.625% senior unsecured notes due 2013. The notes were priced at 99.071% of the principal amount for an effective yield of 5.788%. We received net proceeds of $149 million, which were used to repay outstanding indebtedness and for other general corporate purposes.

During the six months ended June 30, 2006, we repaid $135 million of maturing senior unsecured notes which accrued interest at a weighted average rate of 6.7%. These notes were repaid with funds available under our bank lines of credit.

The senior unsecured notes contain certain covenants including limitations on debt and other customary terms.

Mortgage debt. At June 30, 2006, we had $454.8 million in mortgage debt secured by 70 healthcare facilities with a carrying amount of $754.2 million. Interest rates on the mortgage notes ranged from 3.75% to 9.32% with a weighted average rate of 6.32% at June 30, 2006.

During the six months ended June 30, 2006, we obtained $165 million of 10-year mortgage financing with a weighted average effective rate of 6.36% in four separate transactions. We received net proceeds of $162 million, which were used to repay outstanding indebtedness and for other general corporate purposes.

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

Bank line of credit. At June 30, 2006, borrowings under our $500 million three-year line of credit were $265.1 million with a weighted average interest rate of 5.83%. Our bank line of credit matures in October 2007. Borrowings under the bank line of credit accrue interest at 65 basis points over LIBOR with a 15 basis point facility fee. In addition, a negotiated rate option, whereby the lenders participating in the credit facility bid on the interest to be charged and which may result in a reduced interest rate, is available for up to 50% of borrowings. The credit facility also contains an “accordion” feature allowing borrowings to be increased by $100 million under certain conditions.

The credit agreement contains certain financial restrictions and other customary requirements. The more significant covenants, using terms defined in the agreement, limit (i) Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) Secured Debt to Consolidated Total Asset Value to 30% and (iii) Unsecured Debt to Consolidated Unencumbered Asset Value to 60%. The agreement also requires that the Company must also maintain (i) a Fixed Charge Coverage ratio, as defined, of 1.75 times and (ii) a formula-determined Minimum Tangible Net Worth. As of June 30, 2006, the Company was in compliance with each of these restrictions and requirements.

Debt Maturities

The following table summarizes our stated debt maturities and scheduled principal repayments at June 30, 2006 (in thousands):

Year	Amount
2006 (six months)	$3,238
2007	417,032
2008	27,285
2009	39,294
2010	272,711
Thereafter	1,436,931
$2,196,491

Equity

At June 30, 2006, we had 4,000,000 shares of 7.25% Series E cumulative redeemable preferred stock, 7,820,000 shares of 7.10% Series F cumulative redeemable preferred stock, and 137.0 million shares of common stock outstanding.

During the six months ended June 30, 2006, we issued approximately 395,000 shares of our common stock under our Dividend Reinvestment and Stock Purchase Plan at an average price per share of $26.60 for an aggregate amount of $10.5 million. We also received $4.5 million in proceeds from stock option exercises. At June 30, 2006, stockholders’ equity totaled $1.4 billion and our equity securities had a market value of $4.1 billion.

As of June 30, 2006, there were a total of 3.6 million DownREIT units outstanding in six limited liability companies in which we are the managing member (i) HCPI/Tennessee, LLC; (ii) HCPI/Utah, LLC; (iii) HCPI/Utah II, LLC; (iv) HCPI/Indiana, LLC; (v) HCP DR California, LLC; and (vi) HCP DR Alabama, LLC. The DownREIT units are redeemable for an amount of cash approximating the then-current market value of shares of our common stock or, at our option, shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications).

As of June 30, 2006, we had $900 million available for future issuances of debt and equity securities under a shelf registration statement filed with the Securities and Exchange Commission. These securities may be issued from time to time in the future based on our needs and the then-existing market conditions. Pursuant to this registration statement, on February 17, 2006, we commenced a medium-term note program for the possible issuance, from time to time, of up to $400 million of medium-term notes, Series G. As of June 30, 2006, we have $250 million available for the possible issuance of medium-term notes.

Off-Balance Sheet Arrangements

We own interests in certain unconsolidated joint ventures, including HCP MOP, as described under Note 6 to the Condensed Consolidated Financial Statements. Except in limited circumstances, our risk of loss is limited to our investment’s carrying amount and any outstanding loans receivable. We have no other off-balance sheet arrangements that we expect to materially affect our liquidity and capital resources except those described under “Contractual Obligations.”

Contractual Obligations(1)

The following schedule summarizes our material contractual payment obligations and commitments at June 30, 2006 (in thousands):

	Less than One Year	2007-2008	2009-2010	More than Five Years	Total

Senior unsecured notes and mortgage debt	$3,238	$179,217	$312,005	$1,436,931	$1,931,391
Bank lines of credit	—	265,100	—	—	265,100
Ground and other operating leases	1,259	3,872	4,014	156,594	165,739
Acquisition and construction commitments	14,132	—	—	—	14,132
Interest expense	60,035	215,355	203,354	390,055	868,799

Total	$78,664	$663,544	$519,373	$1,983,580	$3,245,161

(1)           Does not include the obligations expected to be assumed and the debt expected to be issued upon the consummation of the CRP merger.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2006, we are exposed to market risks related to fluctuations in interest rates on $57.0 million of variable rate mortgage notes payable, $265.1 million of variable rate bank debt and $25.0 million of variable rate senior unsecured notes. Of the $57.0 million of variable rate mortgage notes payable outstanding, $45.6 million has been hedged through interest rate swap contracts. We do not have, and do not plan to enter into, derivative financial instruments for trading or speculative purposes. Of our consolidated debt of $2.2 billion at June 30, 2006, excluding the $45.6 million of variable rate debt where the rates have been hedged to a fixed rate, approximately 14% is at variable interest rates.

Fluctuation in interest rates will not affect our future earnings and cash flows on our fixed rate debt until that debt must be replaced or refinanced. However, interest rate changes will affect the fair value of our fixed rate instruments and our hedge contracts. Conversely, changes in interest rates on variable rate debt would change our future earnings and cash flows, but not affect the fair value of those instruments. Assuming a one percentage point increase in the interest rate related to the variable-rate debt and related swap contracts, and assuming no change in the outstanding balance as of June 30, 2006, interest expense for 2006 would increase by approximately $3.0 million, or $0.02 per common share on a diluted basis.

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

As required by Rule 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. Based on the foregoing, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors

The flowing risks related to the Company’s pending acquisition of CRP supplement the risks discussed in Part 1, Item 1A of our 2005 Annual Report on Form 10-K:

Risks Relating to the Proposed Merger with CNL Retirement Properties

CRP may not have qualified as a REIT for federal income tax purposes.

CRP  has been organized as a real estate investment trust, which we refer to as a REIT, under the Internal Revenue Code of 1986, as amended, which we refer to as the Code.  If CRP failed to qualify as a REIT for any of its taxable years, it would be required to pay federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Because the merger will be treated for income tax purposes as if CRP sold all of its assets in a taxable transaction, if CRP did not qualify as a REIT for the tax year of the merger, its taxable income would include the built-in gain in all of its assets. “Built-in gain” generally means the excess of the fair market value of an asset over its adjusted tax basis. HCP, as successor-in-interest to CRP, would be required to pay this tax.

If HCP is unable to successfully integrate the operations of CRP, its business and earnings may be negatively affected.

The merger with CRP will involve the integration of companies that have previously operated independently. Successful integration of the operations of CRP will depend primarily on HCP’s ability to consolidate operations, systems procedures, properties and personnel and to eliminate redundancies and costs. The merger will also pose other risks commonly associated with similar transactions, including unanticipated liabilities, unexpected costs and the diversion of management’s attention to the integration of the operations of HCP and CRP. We cannot assure you that HCP will be able to integrate CRP’s operations without encountering difficulties, including, but not limited to, the loss of key employees, the disruption of its respective ongoing businesses or possible inconsistencies in standards, controls, procedures and policies. Estimated cost savings are projected to come from various areas that HCP’s management has identified through the due diligence and integration planning process. If HCP has difficulties with any of these integrations, it might not achieve the economic benefits it expects to result from the merger, and this may hurt its business and earnings. In addition, HCP may experience greater than expected costs or difficulties relating to the integration of the business of CRP and/or may not realize expected cost savings from the merger within the expected time frame, if at all.

Difficulties associated with establishing joint ventures and contributing properties to those joint ventures or selling properties, including CRP’s properties, could limit the combined company’s flexibility and adversely affect the anticipated benefits of the merger and the market price of HCP common stock.

HCP has established joint ventures with respect to certain of its properties or sold certain of its properties to third parties in recent years and intends to continue to establish joint ventures and sell properties as opportunities arise. HCP believes that many of CRP’s current and future developments will be good candidates to contribute to joint ventures or sell to third parties. The combined company’s ability to establish joint ventures or sell properties, including those owned or developed by CRP, on advantageous terms is dependent upon several factors, some of which are beyond the control of HCP’s management. These factors include the ability of HCP to identify financial partners willing to contribute to joint ventures on acceptable terms, if at all, and the ability of HCP to obtain debt financing for such joint ventures on attractive terms, if at all, as well as competition from other owners of properties and rights of third parties with respect to such properties. Continued interest from and capital provided by other joint venture investors is necessary in order for HCP to continue its strategy of contributing properties to such joint ventures. The inability of HCP to establish joint ventures and contribute properties to such joint ventures or to sell properties, including those owned by CRP, or to do so on advantageous terms could materially adversely affect HCP.

HCP and CRP are expected to incur substantial costs in connection with the merger, which could result in HCP not realizing some of the anticipated benefits of the merger.

HCP and CRP are expected to incur one-time, pre-tax costs of approximately $33.1 million in connection with the merger. These costs will include investment banking expenses, legal and accounting fees, printing expenses and other related charges incurred by HCP and CRP. Completion of the merger will also require the payment of fees under certain of CRP’s existing debt. In addition, HCP anticipates prepaying and/or refinancing other of CRP’s existing debt. HCP also expects to incur one-time, pre-tax cash and non-cash costs related to the integration of HCP and CRP, which cannot be estimated at this time. There can be no assurance that the costs incurred by HCP and CRP in connection with the merger will not be higher than expected or that HCP will not incur additional unanticipated costs and expenses in connection with the merger.

The combined company’s indebtedness following the completion of the merger will be higher than HCP’s existing indebtedness. This increased level of indebtedness could adversely affect HCP in many ways, including by reducing funds available for other business purposes, reducing HCP’s flexibility and subjecting HCP to variations in interest rates.

The indebtedness of HCP as of June 30, 2006 was approximately $2.2 billion. HCP’s pro forma indebtedness as of June 30, 2006, giving effect to the merger and taking into account HCP’s anticipated debt financings in connection with the merger, would be approximately $7 billion. HCP’s anticipated debt financings include up to $3.4 billion of aggregate borrowings under a 364 day bridge facility and a two-year term loan facility. In addition, it is expected that HCP will continue to incur debt in the future. As a result of the increase in debt, demands on HCP’s cash resources will increase after the merger. The increased levels of debt could reduce funds available to HCP to pay dividends, or make capital expenditures and acquisitions or create competitive disadvantages for HCP compared to other companies with lower debt levels. In addition to requiring repayment or refinancing within a period of time ranging from 364 days to three years, the debt facilities that HCP expects to enter into to finance the merger will be required to be repaid from the cash proceeds of non-ordinary course asset sales, the incurrence of certain debt, the issuance of additional equity and specified other events. As a result of such covenants and HCP’s expected level of debt generally, HCP’s flexibility could be significantly limited, including its ability to finance or refinance its properties, contribute properties to joint ventures or sell properties as needed.

At June 30, 2006, approximately $301.5 million of HCP’s debt was subject to variable interest rates. HCP anticipates that a substantive portion of the new debt to be incurred or assumed in connection with the merger will also be subject to variable interest rates and that, following the merger, a higher percentage of its debt overall will be subject to variable interest rates. If interest rates increase, the combined company’s interest costs will also increase, which could harm our cash flow and our ability to service debt. An increase in market interest rates may also lead investors to demand a higher annual distribution rate, which could adversely affect the market price of HCP common stock.

HCP’s business and stock price may be adversely affected if the merger with CRP is not completed.

HCP’s acquisition of CRP is subject to several customary conditions, including obtaining clearance from governmental entities.  If HCP’s acquisition of CRP is not completed, HCP could be subject to a number of risks that may adversely affect our business and stock price, including:

•                       the diversion of HCP’s management’s attention from HCP’s day-to-day business and the disruption to HCP’s employees and HCP’s relationships with customers and joint venture partners as a result of efforts relating to the acquisition;

•                       the market price of shares of HCP common stock may decline to the extent that the current market price reflects a market assumption that the acquisition will be completed;

•                       HCP must pay costs related to the merger, such as legal and accounting fees, printing expenses and investment baking fees; and

•                       HCP would not realize the benefits it expects by acquiring CRP.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases of our common stock made by or on our behalf during the quarter ended June 30, 2006.

Period Covered	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number Of Shares (Or Units) Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number (Or Approximate Dollar Value) Of Shares (Or Units) That May Yet Be Purchased Under The Plans Or Programs
April 1-30, 2006	358	$27.24	—	—
May 1-31, 2006	856	27.21	—	—
June 1-30, 2006	1,715	26.20	—	—
Total	2,929	$26.62	—	—

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

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 11, 2006. At the Annual Meeting, there were present in person or by proxy 122,872,402 shares of our common stock, representing approximately 89% of the total outstanding eligible votes. The proposals considered at the Annual Meeting were voted on as follows:

1. The following directors were elected to one year terms of office expiring at the 2007 Annual Meeting of Stockholders and until their successors are duly elected and qualified and received the number of votes set forth opposite their names. There were no broker non-votes.

Directors	Affirmative Votes	Against or Withheld

Mary A. Cirillo-Goldberg	121,024,069	1,848,333
Robert R. Fanning, Jr.	121,057,276	1,815,126
James F. Flaherty III	121,000,696	1,871,706
David B. Henry	121,116,750	1,755,652
Michael D. McKee	102,160,620	20,711,782
Harold M. Messmer, Jr.	119,510,321	3,362,081
Peter L. Rhein	121,057,208	1,815,194
Kenneth B. Roath	120,935,105	1,937,297
Richard M. Rosenberg	120,978,845	1,893,557
Joseph P. Sullivan	121,067,361	1,805,041

2.  A proposal to ratify the selection of Ernst & Young LLP as the Company’s independent public accountants for the fiscal year ending December 31, 2006, was approved by the Company’s stockholders. The proposal received 121,962,407 votes in favor and  545,038 votes against. There were 364,957 abstentions and no broker non-votes.

3.  A proposal to approve the Company’s 2006 Performance Incentive Plan.  The proposal received 67,886,509 votes in favor and 8,048,395 votes against.  There were 905,269 abstentions and 46,032,229 broker non-votes.

Item 6. Exhibits

2.1

Agreement and Plan of Merger, dated May 1, 2006, by and among Health Care Property Investors, Inc., CNL Retirement Properties, Inc. and Ocean Acquisition 1, Inc. (incorporated by reference to exhibit 2.1 to HCP’s report on Form 8-K, dated May 1, 2006.

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

10.33

Form of employee Performance Restricted Stock Unit Agreement with five year installment vesting, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to exhibit 10.33 to HCP’s quarterly report on Form 10-Q for the period ended March 31, 2006).*

10.34

Form of CEO Performance Restricted Stock Unit Agreement with five year installment vesting, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to exhibit 10.34 to HCP’s quarterly report on Form 10-Q for the period ended March 31, 2006).*

10.35

Form of CEO Performance Restricted Stock Unit Agreement with three year cliff vesting, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to exhibit 10.35 to HCP’s quarterly report on Form 10-Q for the period ended March 31, 2006).*

10.36

Form of employee Restricted Stock Award Agreement with five year installment vesting, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s 2006 Performance Incentive Plan.*

10.37

Form of employee Nonqualified Stock Option Agreement with five year installment vesting, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s 2006 Performance Incentive Plan.*

10.38	Form of director Restricted Stock Award Agreement with five year installment vesting, as approved by the Board of Directors of the Company, relating to the Company’s 2006 Performance Incentive Plan.*

10.39

Form of Non-Employee Directors Stock-For-Fees Program, as approved by the Board of Directors of the Company, relating to the Company’s 2006 Performance Incentive Plan.* (incorporated herein by reference to exhibit 10.1 to HCP’s current report on Form 8-K, dated July 27, 2006).

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

Date: August 9, 2006	HEALTH CARE PROPERTY INVESTORS, INC.
(Registrant)

/s/ Mark A. Wallace
Mark A. Wallace
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ George P. Doyle
George P. Doyle
Vice President and Chief Accounting Officer
(Principal Accounting Officer)