Form 10-Q
period 2006-09-30
HEALTH CARE PROPERTY INVESTORS INC
filed 2006-10-30
CIK 765880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2006.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “Accelerated Filer and Large Accelerated Filer” in Rule 12b-2 of the Exchange Act. (check one):
Large Accelerated Filer  ☒ Accelerated Filer  ☐  Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
YES  ☐  NO  ☒

As of October 23, 2006, there were 164,808,806 shares of $ 1.00 par value common stock outstanding.

HEALTH CARE PROPERTY INVESTORS, INC.

INDEX

PART I. FINANCIAL INFORMATION

HEALTH CARE PROPERTY INVESTORS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Real estate:
Buildings and improvements	$3,754,173	$3,365,869
Developments in process	19,822	22,286
Land	361,391	328,609
Less accumulated depreciation and amortization	657,552	573,767
Net real estate	3,477,834	3,142,997

Loans receivable, net:
Joint venture partners	7,053	7,006
Others	138,258	179,825
Investments in and advances to unconsolidated joint ventures	49,757	48,598
Accounts receivable, net of allowance of $1,188 and $1,205, respectively	12,676	13,313
Cash and cash equivalents	645,363	21,342
Restricted cash	125,165	2,270
Intangibles, net	58,501	38,804
Real estate held for sale, net	27,964	98,855
Other assets, net	68,930	44,255

Total assets	$4,611,501	$3,597,265

LIABILITIES AND STOCKHOLDERS’ EQUITY

Bank line of credit	$—	$258,600
Senior unsecured notes	2,471,274	1,462,250
Mortgage debt	452,154	236,096
Accounts payable and accrued liabilities	89,371	68,718
Deferred revenue	31,372	22,551

Total liabilities	3,044,171	2,048,215

Minority interests:
Joint venture partners	24,848	20,905
Non-managing member unitholders	127,763	128,379
Total minority interests	152,611	149,284

Stockholders’ equity:
Preferred stock, $1.00 par value: 50,000,000 shares authorized; 11,820,000 shares issued and outstanding, liquidation preference of $25 per share	285,173	285,173
Common stock, $1.00 par value: 750,000,000 shares authorized; 137,560,108 and 136,193,764 shares issued and outstanding, respectively	137,560	136,194
Additional paid-in capital	1,478,990	1,446,349
Cumulative net income	1,697,419	1,521,146
Cumulative dividends	(2,179,535)	(1,988,248)
Accumulated other comprehensive loss	(4,888)	(848)

Total stockholders’ equity	1,414,719	1,399,766
Total liabilities and stockholders’ equity	$4,611,501	$3,597,265

See accompanying Notes to Condensed Consolidated Financial Statements.

HEALTH CARE PROPERTY INVESTORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues and other income:
Rental revenues and other income	$130,952	$111,948	$376,499	$316,796
Equity income (loss) from unconsolidated joint ventures	1,044	(531)	7,580	(232)
Interest and other income	7,601	7,807	29,709	18,998
	139,597	119,224	413,788	335,562

Costs and expenses:
Interest	36,968	28,262	102,701	76,872
Depreciation and amortization	32,237	26,690	93,683	75,697
Operating	20,105	13,373	56,786	42,062
General and administrative	8,280	7,301	25,218	23,413
Impairments	—	—	3,087	—
	97,590	75,626	281,475	218,044

Income before minority interests	42,007	43,598	132,313	117,518
Minority interests	(3,511)	(3,415)	(11,458)	(9,593)

Income from continuing operations	38,496	40,183	120,855	107,925

Discontinued operations:
Operating income	2,594	4,585	10,441	14,444
Gain on sales of real estate, net of impairments	35,728	273	44,977	9,177
	38,322	4,858	55,418	23,621

Net income	76,818	45,041	176,273	131,546
Preferred stock dividends	(5,282)	(5,282)	(15,848)	(15,848)

Net income applicable to common shares	$71,536	$39,759	$160,425	$115,698

Basic earnings per common share:
Continuing operations	$0.24	$0.26	$0.77	$0.69
Discontinued operations	0.28	0.03	0.41	0.17

Net income applicable to common shares	$0.52	$0.29	$1.18	$0.86

Diluted earnings per common share:
Continuing operations	$0.24	$0.26	$0.77	$0.69
Discontinued operations	0.28	0.03	0.40	0.17

Net income applicable to common shares	$0.52	$0.29	$1.17	$0.86

Weighted average shares used to calculate earnings per common share:
Basic	136,682	135,225	136,402	134,385
Diluted	143,538	136,135	139,195	135,291

See accompanying Notes to Condensed Consolidated Financial Statements.

HEALTH CARE PROPERTY INVESTORS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

								Accumulated
					Additional			Other
	Preferred Stock		Common Stock		Paid-In	Cumulative		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Net Income	Dividends	Loss	Total
December 31, 2005	11,820	$285,173	136,194	$136,194	$1,446,349	$1,521,146	$(1,988,248)	$(848)	$1,399,766
Exercise of stock options	—	—	360	360	5,926	—	—	—	6,286
Other issuances of common stock, net	—	—	1,006	1,006	20,655	—	—	—	21,661
Net income	—	—	—	—	—	176,273	—	—	176,273
Preferred stock dividends	—	—	—	—	—	—	(15,848)	—	(15,848)
Common stock dividends	—	—	—	—	—	—	(175,439)	—	(175,439)
Amortization of deferred compensation	—	—	—	—	6,060	—	—	—	6,060
Other comprehensive loss, net	—	—	—	—	—	—	—	(4,040)	(4,040)
September 30, 2006	11,820	$285,173	137,560	$137,560	$1,478,990	$1,697,419	$(2,179,535)	$(4,888)	$1,414,719

See accompanying Notes to Condensed Consolidated Financial Statements.

HEALTH CARE PROPERTY INVESTORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$176,273	$131,546
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate and in-place lease intangibles:
Continuing operations	93,683	75,697
Discontinued operations	2,142	3,410
Amortization of above and below market lease intangibles, net	(1,383)	(1,708)
Stock-based compensation	6,060	4,779
Debt issuance costs amortization	2,746	2,344
Recovery of loan losses	—	(56)
Straight-line rents	(7,436)	(4,651)
Equity (income) loss from unconsolidated joint ventures	(7,580)	232
Distributions of earnings from unconsolidated joint ventures	7,580	—
Minority interests	11,458	9,593
Gain on sales of securities, net	(1,552)	(2,758)
Impairments	4,711	—
Gain on sales of real estate, net	(46,601)	(9,177)
Changes in:
Accounts receivable	637	1,327
Other assets	(6,898)	(1,405)
Accounts payable, accrued liabilities and deferred revenue	20,653	11,868
Net cash provided by operating activities	254,493	221,041

Cash flows from investing activities:
Acquisition and development of real estate	(336,709)	(376,713)
Lease commissions and tenant and capital improvements	(12,003)	(4,474)
Net proceeds from sales of real estate	100,217	46,328
Distributions from unconsolidated joint ventures	161	6,712
Proceeds from the sale of securities	5,630	2,858
Purchase of securities	(12,895)	—
Principal repayments on loans receivable	45,525	12,589
Investment in loans receivable	(4,005)	(9,787)
(Increase) decrease in restricted cash	(122,895)	2,288
Net cash used in investing activities	(336,974)	(320,199)

Cash flows from financing activities:
Repayments of bank lines of credit	(258,600)	(130,100)
Repayment of mortgage debt	(20,399)	(15,295)
Issuance of mortgage debt	161,874	—
Repayment of senior unsecured notes	(135,000)	(22,500)
Issuance of senior unsecured notes	1,142,877	445,471
Settlement of cash flow hedges	(4,354)	—
Net proceeds from the issuance of common stock and exercise of options	21,686	39,788
Dividends paid on common and preferred stock	(191,287)	(185,866)
Net distributions to minority interests	(10,295)	(11,128)
Net cash provided by financing activities	706,502	120,370

Net increase in cash and cash equivalents	624,021	21,212
Cash and cash equivalents, beginning of period	21,342	16,962
Cash and cash equivalents, end of period	$645,363	$38,174

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

(2) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission (“SEC”).

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

Revenue Recognition

Rental income from tenants is recognized in accordance with GAAP, including SEC Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). For leases with minimum scheduled rent increases, the Company recognizes income on a straight-line basis over the lease term when collectibility is reasonably assured. Recognizing rental income on a straight-line basis for leases results in recognized revenue exceeding amounts contractually due from tenants. Such cumulative excess amounts are included in other assets and were approximately $27 million and $18 million, net of allowances, at September 30, 2006 and December 31, 2005, respectively. In the event the Company determines that collectibility of straight-line rents is not reasonably assured, the Company limits future recognition to amounts contractually owed, and, where appropriate, the Company establishes an allowance for estimated losses. Certain leases provide for additional rents based upon a percentage of the facility’s revenue in excess of specified base periods or other thresholds. Such revenue is deferred until the related thresholds are achieved.

The Company monitors the liquidity and creditworthiness of its tenants and borrowers on an ongoing basis. The evaluation considers industry and economic conditions, property performance, security deposits and guarantees, and other matters. The Company establishes provisions and maintains an allowance for estimated losses resulting from the possible inability of its tenants and borrowers to make payments sufficient to recover recognized assets. For straight-line rent amounts, the Company’s assessment is based on income recoverable over the term of the lease. At September 30, 2006 and December 31, 2005, the Company had an allowance of $26 million and $22 million, respectively, included in other assets, as a result of the Company’s determination that collectibility is not reasonably assured for certain straight-line rent amounts.

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

The Company records acquired above- and below-market leases at their fair value using a discount rate which reflects the risks associated with the leases acquired, equal to the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term for any below-market fixed rate renewal options for below-market leases. Other intangible assets acquired include amounts for in-place lease values that are based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods, market conditions, and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses, and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, the Company considers leasing commissions, legal and other related costs.

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

The Company computes depreciation on properties using the straight-line method over the assets’ estimated useful lives. Depreciation is discontinued when a property is identified as held for sale. Buildings and improvements are depreciated over useful lives ranging up to 45 years. Above-and below-market rent intangibles are amortized primarily to revenue over the remaining noncancellable lease terms and bargain renewal periods. Other in-place lease intangibles are amortized to expense over the remaining lease terms and bargain renewal periods. At September 30, 2006 and December 31, 2005, lease intangible assets, net were $58.5 million and $38.8 million, respectively. At September 30, 2006 and December 31, 2005, lease intangible liabilities, net were $13.0 million and $5.3 million, respectively, and are included in deferred revenue.

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

Certain activities the Company undertakes must be conducted by entities which elect to be treated as taxable REIT subsidiaries (“TRSs”). TRSs are subject to both federal and state income taxes. The Company’s income tax expense for the nine months ended September 30, 2006 and 2005 was insignificant.

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

The Company periodically sells assets based on market conditions and the exercise of purchase options by tenants. The operating results of properties meeting the criteria established in SFAS No. 144 are reported as discontinued operations in the Company’s consolidated statements of income. Discontinued operations for the three and nine months ended September 30, 2006, include 20 and 28 properties with revenues of $3.2 million and $12.6 million, respectively. The Company had 38 and 46 properties classified as discontinued operations for the three and nine months ended September 30, 2005, with revenues of $5.7 and $18.3 million, respectively. During the nine months ended September 30, 2006 and 2005, 12 properties were sold in each period, with net gains on real estate dispositions of $46.6 million and $9.2 million, respectively. At September 30, 2006 and December 31, 2005, the number of assets held for sale was 16 and 28 with carrying amounts of $28.0 million and $98.9 million, respectively, and are included in real estate held for sale, net on the Company’s consolidated balance sheets.

Stock-Based Compensation

On January 1, 2002, the Company adopted the fair value method of accounting for stock-based compensation in accordance with SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS No. 148”). The fair value provisions of SFAS No. 123 were adopted prospectively with the fair value of all new stock option grants recognized as compensation expense beginning January 1, 2002. Since only new grants are accounted for under the fair value method, stock-based compensation expense is less than that which would have been recognized if the fair value method had been applied to all awards. Compensation expense for awards with graded vesting is generally recognized ratably over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional services.

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

The following table reflects net income and earnings per share, adjusted as if the fair value based method had been applied to all outstanding stock awards (in thousands, except per share amounts):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net income, as reported	$45,041	$131,546
Add: Stock-based compensation expense included in reported net income	1,581	4,779
Deduct: Stock-based employee compensation expense determined under the fair value based method	(1,660)	(5,018)

Pro forma net income	$44,962	$131,307

Earnings per share:
Basic – as reported	$0.29	$0.86
Basic – pro forma	$0.29	$0.86
Diluted – as reported	$0.29	$0.86
Diluted – pro forma	$0.29	$0.85

Cash and Cash Equivalents

Cash and cash equivalents represent short-term investments with original maturities of three months or less when purchased.

Restricted Cash

Restricted cash generally consists of amounts held by mortgage lenders to provide for future real estate tax expenditures and tenant improvements and security deposits. On September 30, 2006, restricted cash included amounts deposited into escrow in connection with the redemption of $120 million of the Company’s senior unsecured notes due January 2007. The notes were redeemed on October 4, 2006.

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

Marketable Securities

The Company classifies its existing marketable equity securities as available-for-sale in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”). These securities are carried at market value, with unrealized gains and losses reported in stockholders’ equity as a component of accumulated other comprehensive income (loss). Gains or losses on securities sold are based on the specific identification method. During the nine months ended September 30, 2006 and 2005, the Company received proceeds from the sale of securities for $5.6 million and $2.9 million and recognized gains of approximately $1.6 million and $2.8 million, respectively.

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation, among other things, creates a two step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative effect adjustment to the beginning balance of retained earnings. The Company is evaluating FIN 48 and has not yet determined the impact the adoption will have on the Company’s financial position or results of operations.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) Topic 1N, “Financial Statements—Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). The SEC staff is providing guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. The SEC staff indicates that “registrants must quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements.” If correcting a misstatement in the current year would materially misstate the current year’s income statement, the SEC staff indicates that the prior year financial statements should be adjusted. These adjustments to prior year financial statements are necessary even though such adjustments were appropriately viewed as immaterial in the prior year. If the Company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2007 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2007 opening balance in retained earnings. The Company does not expect that the impact of the guidance will have a material effect on the Company’s financial position or results of operations.

Reclassifications

Certain reclassifications have been made for comparative financial statement presentation.

(3) Mergers with CNL Retirement Properties, Inc. and CNL Retirement Corp.

On May 1, 2006, HCP entered into a definitive merger agreement with CNL Retirement Properties, Inc (“CRP”). In connection with the proposed merger with CRP, HCP also entered into a definitive merger agreement with respect to CNL Retirement Corp. (“CRC”), the external advisor to CRP.  On October 5, 2006, HCP closed its merger with CRP for aggregate consideration of approximately $5.3 billion. In the merger, HCP paid an aggregate of $2.9 billion of cash, issued 22.9 million shares of common stock, and assumed or refinanced approximately $1.7 billion of CRP’s outstanding debt. Simultaneously, with the closing of the merger with CRP, HCP also closed its merger with CRC for aggregate consideration of approximately $120 million. In the CRC merger, HCP issued 4.4 million shares.

In connection with the CRP merger, HCP also obtained from a syndicate of banks a bridge loan, a term loan, and a revolving credit facility providing for aggregate borrowings of $3.4 billion.

See Note 8 for additional information on the new bridge, term and revolving credit facilities.

(4) Operator Concentration

Tenet Healthcare Corporation (“Tenet”) (NYSE: THC) and Brookdale Senior Living Inc. (“Brookdale”) (NYSE: BKD), or American Retirement Corporation (NYSE: ARC) prior to Brookdale’s acquisition of ARC on July 25, 2006, accounted for 10% and 8%, respectively, of the Company’s revenue during the nine months ended September 30, 2006, and accounted for 12% and 9% respectively, of the Company’s revenue during the nine months ended September 30, 2005. The carrying amount of the Company’s real estate assets leased to Tenet and Brookdale at September 30, 2006, was $335.2  million and $365.2 million, respectively.

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

(5) Acquisitions and Dispositions

A summary of acquisitions through September 30, 2006, follows (in thousands):

	Consideration				Assets Acquired
Acquisitions (1)	Cash Paid	Real Estate	Debt Assumed	DownREIT Units (2)	Real Estate	Net Intangibles
Medical office buildings	$141,405	$—	$11,928	$5,523	$147,478	$11,378
Senior housing facilities	128,753	16,600	61,393	—	202,070	4,676
Hospitals	17,410	—	—	—	17,037	373
Other healthcare facilities	31,072	—	—	—	28,308	2,764
	$318,640	$16,600	$73,321	$5,523	$394,893	$19,191

A summary of fiscal year 2005 acquisitions follows (in thousands):

	Consideration			Assets Acquired
Acquisitions (1)	Cash Paid	Debt Assumed	DownREIT Units (2)	Real Estate	Net Intangibles
Medical office buildings	$96,863	$61,424	$10,967	$154,182	$15,072
Senior housing facilities	313,744	52,060	19,431	379,745	5,490
	$410,607	$113,484	$30,398	$533,927	$20,562

(1)     Includes transaction costs, if any.

(2)     Non-managing member LLC units.

During the nine months ended September 30, 2006, the Company acquired properties aggregating $414.1 million, including the following significant acquisitions:

On July 28, 2006, the Company acquired two assisted living facilities, in exchange for three assisted living facilities valued at approximately $20 million, and $37 million in cash. The two acquired properties have an initial effective lease term of ten years, with two ten-year renewal options, and an initial contractual annual lease rate of 7.0% with escalators based on the properties' revenue growth. The acquired properties are included in a new master lease that contains six properties leased to the operator.

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

During the nine months ended September 30, 2006, the Company sold 12 properties for $116.8 million and recognized gains of approximately $46.6 million, which includes one building, sold on July 25, 2006, for $73 million with a gain of approximately $32 million.

See Note 17 for a discussion of acquisitions and dispositions subsequent to September 30, 2006.

(6) Investments in and Advances to Unconsolidated Joint Ventures

HCP Medical Office Portfolio, LLC

On October 24, 2006, the Company entered into a definitive agreement to acquire the interest held by affiliate of General Electric Company (“GE”) in HCP Medical Office Portfolio, LLC (“HCP MOP”), for $141 million. The closing of the transaction is subject to certain customary conditions. Upon the closing of this acquisition, expected to occur on or before November 30, 2006, HCP will be the sole owner of the venture and its fifty-nine medical office buildings (“MOB”) with approximately 4 million rentable square feet.

HCP MOP is a joint venture formed in June 2003 between the Company and GE. HCP MOP is engaged in the acquisition, development and operation of MOB properties. The Company has a 33% ownership interest therein and is the managing member. Activities of the joint venture requiring equity capital are generally funded on a transactional basis by the members in proportion to their ownership interests. Cash distributions are made to the members in proportion to their ownership interests until GE’s cumulative return, as defined, exceeds specified thresholds. Thereafter, the Company will be entitled to an additional promoted interest. In addition, the joint venture agreement includes buy/sell provisions and imposes certain restrictions on the transfer of the Company’s joint venture interests by the Company and GE to third parties.

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

Summarized unaudited condensed financial information of HCP MOP is as follows (In thousands):

Balance Sheets	September 30, 2006	December 31, 2005

Real estate, at cost	$398,920	$390,840
Less accumulated depreciation and amortization	30,006	21,342
Net real estate	368,914	369,498
Real estate held for sale, net	171	78,811
Other assets, net	30,147	36,790
Total assets	$399,232	$485,099

Mortgage debt and notes payable	$262,840	$270,466
Mortgage debt on assets held for sale	—	58,232
Other liabilities	20,189	21,439
GE’s capital	77,856	90,424
HCP’s capital	38,347	44,538
Total liabilities and members’ capital	$399,232	$485,099

	Three Months Ended		Nine Months Ended
	September 30,		September 30
Statements of Operations (in thousands)	2006	2005	2006	2005

Revenues and other income	$19,514	$17,524	$57,539	$52,791
Discontinued operations	1,779	(859)	19,805	(726)
Net income (loss)	2,680	(1,540)	22,176	(1,655)
HCP’s equity income (loss)	1,072	(511)	7,495	(549)
Fees earned by HCP	663	775	2,630	2,326
Distributions received by HCP	8,313	1,560	13,529	4,942

The Company has not guaranteed any indebtedness or other obligations of HCP MOP. Generally, the Company may only be required to provide additional funding to HCP MOP under limited circumstances as specified in the related agreements. At September 30, 2006, investments in and advances to unconsolidated joint ventures include outstanding advances to HCP MOP of $4.3 million.

In August and September 2005, ten medical office buildings owned by HCP MOP, principally in Louisiana and the surrounding area, sustained varying degrees of damage due to hurricanes Katrina and Rita. Four of the buildings have incurred substantial damage and are a total loss. For the years ended December 31, 2005 and 2004, the four buildings generated revenues for HCP MOP of $0.9 million and $1.4 million, respectively. As of December 31, 2005, the $3.8 million carrying value of these four buildings was written off and an equal amount was recorded as a receivable for the expected insurance proceeds. At December 31, 2005, the remaining six buildings had resumed operations with repairs completed as of June 30, 2006. Revenues of HCP MOP for the six facilities were $2.9 million and $4.2 million for the nine months ended September 30, 2006 and 2005, respectively.

Repairs and other related expenditures for damages caused by hurricanes Katrina and Rita during the nine months ended September 30, 2006, were approximately $2.1 million, and were added to the expected insurance receivable. The Company has property, business interruption and other related insurance coverage to mitigate the financial impact of these types of events; such coverage is subject to various limits and deductible provisions based on the terms of the policies. Any excess insurance recovery above the carrying value of the assets is expected to be recognized by HCP MOP as a gain at the time the claims are settled with the insurance carrier. For the nine months ended September 30, 2006, HCP MOP received $6.3 million in proceeds from its insurance carriers, including $1.2 million in excess of insurance receivable.

During the nine months ended September 30, 2006, HCP MOP sold 34 MOBs with 1.4 million of rentable square feet for $100.7 million, net of transaction costs, and recognized aggregate gains of approximately $19.7 million. In connection with these transactions, approximately $64.9 million of HCP MOP’s mortgage debt was either repaid or assumed by the purchasers.

Other Unconsolidated Joint Ventures

The Company owns interests in the following entities, which are accounted for on the equity method of accounting at September 30, 2006 (in thousands):

Entity	Investment (1)	Ownership (2)(3)
Arborwood Living Center, LLC	$803	45%
Edgewood Assisted Living Center, LLC	(432)	45%
Greenleaf Living Center, LLC	424	45%
Seminole Shores Living Center, LLC	(888)	50%
Suburban Properties, LLC	5,690	66%

(1)           Represents the Company’s investment in the identified unconsolidated joint venture. Negative investment amounts are included in accounts payable and accrued liabilities in the Company’s consolidated balance sheet. See Note 2 regarding the Company’s policy for accounting for joint venture interests.

(2)           The Company’s ownership interest and economic interest are substantially the same.

(3)           The Company is not the general partner or managing member of any of the joint ventures.

Summarized unaudited condensed combined financial information for the other unconsolidated joint ventures follows (in thousands):

Balance Sheets	September 30, 2006	December 31, 2005

Real estate, net	$21,179	$14,708
Other assets, net	2,099	1,407
Total assets	$23,278	$16,115

Notes payable	$25,367	$15,449
Accounts payable	868	55
Other partners’ capital	(875)	351
HCP’s capital	(2,082)	260
Total liabilities and partners’ capital	$23,278	$16,115

Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues and other income	$1,138	$814	$3,221	$4,365
Net income (loss)	$70	$32	$287	$333
HCP’s equity income (loss)	$(28)	$(20)	$85	$317
Distributions received	$248	$—	$439	$359

As of September 30, 2006, the Company has guaranteed approximately $7.2 million of a total of $15.4 million of notes payable for four of these joint ventures.

(7) Loans Receivable

Loans receivable consist of the following (in thousands):

	September 30, 2006			December 31, 2005
	Secured	Unsecured	Total	Secured	Unsecured	Total

Joint venture partners	$—	$7,053	$7,053	$—	$7,006	$7,006
Others	138,026	1,296	139,322	175,426	6,663	182,089
Loan loss allowance	—	(1,064)	(1,064)	—	(2,264)	(2,264)

	$138,026	$7,285	$145,311	$175,426	$11,405	$186,831

On February 9, 2006, the Company refinanced two existing loans secured by a hospital in Texas. The loans were combined into a new single loan that carries an interest rate of 8.5% per annum and matures in 2016. The original loans matured in January 2006 and had a weighted average interest rate of 10.35%.

On March 14, 2006, the Company received $38 million in proceeds, including $7.3 million in excess of the carrying value, upon the early repayment of a secured loan receivable due May 1, 2010. The amount received in excess of the carrying value of the secured loan receivable was recorded as interest income and is included in interest and other income in the Company’s condensed consolidated statements of income for the nine months ended September 30, 2006. This loan was secured by nine skilled nursing facilities and carried an interest rate of 11.4% per annum.

(8) Debt

Bank lines of credit. As of September 30, 2006, all amounts outstanding under the Company’s $500 million, three-year line of credit facility were repaid.  In connection with the completion of the CRP merger, on October 5, 2006, the Company terminated its $500 million line of credit facility and closed on new bridge, term and revolving credit facilities providing for aggregate borrowings of up to $3.4 billion with a syndicate of banks.  In connection with the termination of the Company’s previous line of credit facility, $1.2 million of unamortized deferred financing costs as of September 30, 2006, were written-off in October 2006.

The Company’s $1.0 billion new revolving line of credit matures on October 2, 2009, and accrues interest at a rate per annum equal to LIBOR plus a margin ranging from 0.475% to 1.10%, depending upon the Company’s non-credit enhanced senior unsecured long-term debt ratings (“debt ratings”).  The Company pays a facility fee on the entire revolving commitment ranging from 0.125% to 0.25%, depending upon its debt ratings.  The revolving credit facility contains a negotiated rate option, whereby the lenders participating in the credit facility bid on the interest to be charged and which may result in a reduced interest rate, is available for up to 50% of borrowings. In addition, the revolving credit facility contains an “accordion” feature allowing borrowings to be increased by $100 million under certain conditions. Based on the Company’s debt ratings on October 27, 2006 the margin on the revolving loan facility is 0.70% and the facility fee is 0.15%.

The Company’s bridge loan facility for $705.7 million matures on October 3, 2007, and accrues interest at a rate per annum equal to LIBOR plus a margin ranging from 0.60% to 1.10%, depending upon the Company’s debt ratings.  Based on the Company’s debt ratings on October 27, 2006, the margin on the bridge loan facility is 0.85%.

 The Company’s term loan facility for $1.7 billion matures on October 3, 2008, and accrues interest at a rate per annum equal to LIBOR plus a margin ranging from 0.60% to 1.10%, depending upon the Company’s debt ratings.  Based on the Company’s debt ratings on October 27, 2006, the margin on the term loan facility is 0.85%.

The Company’s bridge, term and revolving credit agreements contain certain financial restrictions and other customary requirements. Among other things, these covenants, using terms defined in the agreement, initially limit (i) Consolidated Total Indebtedness to Consolidated Total Asset Value to 70%, (ii) Secured Debt to Consolidated Total Asset Value to 30% and (iii) beginning January 1, 2007, Unsecured Debt to Consolidated Unencumbered Asset Value to 100%. The agreement also requires that the Company maintain (i) a Fixed Charge Coverage ratio, as defined, of 1.50 times and (ii) a formula-determined Minimum Tangible Net Worth.  These financial covenants become more restrictive over a period of approximately two years and (i) limit Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit Unsecured Debt to Consolidated Unencumbered Asset Value to 65%, and (iii) require a Fixed Charge Coverage ratio, as defined, of 1.75 times.

In addition, the bridge and term loan facilities impose certain mandatory prepayments with the proceeds from asset sales, capital market transactions, and contributions to joint ventures.  As of September 30, 2006, the Company was in compliance with each of these restrictions and requirements of its existing revolving credit facility.

Senior unsecured notes. At September 30, 2006, the Company had $2.5 billion in aggregate principal of senior unsecured notes outstanding. Interest rates on the notes ranged from 4.88% to 7.62% with a weighted average effective rate of 6.06% at September 30, 2006. Discounts and premiums are amortized to interest expense over the term of the related debt.

On September 19, 2006, the Company issued $1 billion of senior unsecured notes, which consisted of $300 million of floating rate notes due 2008, $300 million of 5.95% notes due 2011, and $400 million of 6.30% notes due 2016.  The notes were priced at 100.00% of the principal amount for the floating rate notes due 2008, 99.971% of the principal amount for an effective yield of 5.957% for the 5.95% notes due 2011, and 99.877% of the principal amount for an effective yield of 6.317% for the 6.30% notes due 2016. The Company received net proceeds of $994 million, which together with cash on hand and borrowings under the new credit facilities were used to repay the Company’s previous line of credit facility and finance the CRP merger.

On February 27, 2006, the Company issued $150 million of 5.625% senior unsecured notes due 2013. The notes were priced at 99.071% of the principal amount for an effective yield of 5.788%. The Company received net proceeds of $149 million, which were used to repay outstanding indebtedness and for other general corporate purposes.

In February 2006, the Company repaid $135 million of maturing senior unsecured notes which accrued interest at a weighted average rate of 6.7%. These notes were repaid with funds available under the Company’s bank lines of credit.

On October 4, 2006, the Company repaid $120 million of senior unsecured notes which accrue interest at a rate of 7.5%.  These notes were repaid with funds available under a deposit held in escrow, which was classified as restricted cash at September 30, 2006.

The senior unsecured notes contain certain covenants including limitations on debt and other customary terms.

Mortgage debt. At September 30, 2006, the Company had $452.2 million in mortgage debt secured by 70 healthcare facilities with a carrying amount of $748.1 million. Interest rates on the mortgage notes ranged from 3.75% to 9.32% with a weighted average effective rate of 6.44% at September 30, 2006.

During the nine months ended September 30, 2006, the Company obtained $165 million of ten-year mortgage financing with a weighted average effective rate of 6.36% in four separate transactions. The Company received net proceeds of $161.9 million, which were used to repay outstanding indebtedness and for other general corporate purposes.

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

 (9) Stockholders’ Equity

Common Stock

During the nine months ended September 30, 2006 and 2005, the Company issued 596,000 and 674,000 shares, respectively, of common stock under its Dividend Reinvestment and Stock Purchase Plan. The Company issued 360,000 and 1,424,000 shares upon exercise of stock options during the nine months ended September 30, 2006 and 2005, respectively.

During the nine months ended September 30, 2006 and 2005, the Company issued 102,000 and 119,000 shares of restricted stock, respectively, under the Company’s 2000 Stock Incentive Plan (the “Incentive Plan”). The Company also issued 121,000 and 2,800 shares upon the vesting of performance restricted stock units during the nine months ended September 30, 2006 and 2005, respectively.

On July 27, 2006, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.425 per share of common stock. The common stock cash dividend was paid on August 18, 2006 to stockholders of record as of the close of business on August 7, 2006.

On October 5, 2006, the Company issued an aggregate of 27.3 million shares of common stock in connection with the CRP and CRC mergers.

On October 26, 2006, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.425 per share of common stock. The common stock cash dividend will be paid on November 21, 2006 to stockholders of record as of the close of business on November 3, 2006.

Preferred Stock

On July 27, 2006, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.45313 per share on its Series E cumulative redeemable preferred stock and $0.44375 per share on its Series F cumulative redeemable preferred stock. These dividends were paid on September 30, 2006 to stockholders of record as of the close of business on September 15, 2006.

On October 26, 2006, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.45313 per share on its Series E cumulative redeemable preferred stock and $0.44375 per share on its Series F cumulative redeemable preferred stock. These dividends will be paid on December 29, 2006 to stockholders of record as of the close of business on December 15, 2006.

Accumulated Other Comprehensive Income (“AOCI”)

	September 30, 2006	December 31, 2005
	(in thousands)
AOCI-unrealized gains on securities available for sale	$1,573	$1,080
AOCI-unrealized gains (losses) on cash flow hedges	(4,221)	388
Supplemental Executive Retirement Plan (“SERP”) minimum liability	(2,240)	(2,316)

	$(4,888)	$(848)

Other comprehensive income and loss amounts are additions to and reductions of net income, respectively, in calculating comprehensive income. Comprehensive income for the nine months ended September 30, 2006 and 2005 was $172.2 million and $131.9 million, respectively.

(10) Impairments

During the nine months ended September 30, 2006, three properties were deemed impaired resulting in impairment charges of $4.7 million. Impairment charges principally arose as a result of the disposition of two properties and a decrease in expected cash flows from a third property. During the three months ended September 30, 2006 and 2005 and the nine months ended September 30, 2005, no properties were determined to be impaired.

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

Summary information for the reportable segments follows (in thousands):

For the three months ended September 30, 2006:

Segments	Rental Revenues	Equity Income (Loss) from Unconsolidated Joint Ventures	Interest and Other Income	Total Revenues	NOI(1)
Triple-net leased facilities:
Senior housing facilities	$38,746	$(28)	$454	$39,172	$35,535
Hospitals	23,431	—	2,214	25,645	23,431
Skilled nursing facilities	20,101	—	591	20,692	20,043
Other healthcare facilities	6,959	—	—	6,959	5,681
Total triple-net leased facilities	89,237	(28)	3,259	92,468	84,690
Medical office buildings	41,715	1,072	—	42,787	26,157
Non-segment revenues and other income	—	—	4,342	4,342	—
Total	$130,952	$1,044	$7,601	$139,597	$110,847

For the three months ended September 30, 2005:

Segments	Rental Revenues	Equity Income (Loss) from Unconsolidated Joint Ventures	Interest and Other Income	Total Revenues	NOI(1)
Triple-net leased facilities:
Senior housing facilities	$30,886	$(20)	$(156)	$30,710	$28,509
Hospitals	23,642	—	1,508	25,150	23,642
Skilled nursing facilities	19,411	—	1,466	20,877	19,408
Other healthcare facilities	6,232	—	—	6,232	5,100
Total triple-net leased facilities	80,171	(20)	2,818	82,969	76,659
Medical office buildings	31,777	(511)	—	31,266	21,916
Non-segment revenues and other income	—	—	4,989	4,989	—
Total	$111,948	$(531)	$7,807	$119,224	$98,575

For the nine months ended September 30, 2006:

Segments	Rental Revenues	Equity Income from Unconsolidated Joint Ventures	Interest and Other Income	Total Revenues	NOI(1)
Triple-net leased facilities:
Senior housing facilities	$107,363	$85	$1,937	$109,385	$98,628
Hospitals	67,828	—	6,751	74,579	67,828
Skilled nursing facilities	60,008	—	9,659	69,667	59,839
Other healthcare facilities	20,376	—	—	20,376	16,595
Total triple-net leased facilities	255,575	85	18,347	274,007	242,890
Medical office buildings	120,924	7,495	—	128,419	76,823
Non-segment revenues and other income	—	—	11,362	11,362	—
Total	$376,499	$7,580	$29,709	$413,788	$319,713

For the nine months ended September 30, 2005:

Segments	Rental Revenues	Equity Income (Loss) from Unconsolidated Joint Ventures	Interest and Other Income	Total Revenues	NOI(1)
Triple-net leased facilities:
Senior housing facilities	$79,458	$317	$1,316	$81,091	$73,126
Hospitals	67,574	—	4,544	72,118	67,574
Skilled nursing facilities	58,113	—	4,461	62,574	58,303
Other healthcare facilities	18,905	—	—	18,905	15,278
Total triple-net leased facilities	224,050	317	10,321	234,688	214,281
Medical office buildings	92,746	(549)	—	92,197	60,453
Non-segment revenues and other income	—	—	8,677	8,677	—
Total	$316,796	$(232)	$18,998	$335,562	$274,734

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

The following is a reconciliation from NOI to reported net income, a financial measure under GAAP (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net operating income from continuing operations	$110,847	$98,575	$319,713	$274,734
Equity (income) loss from unconsolidated joint ventures	1,044	(531)	7,580	(232)
Interest and other income	7,601	7,807	29,709	18,998
Interest expense	(36,968)	(28,262)	(102,701)	(76,872)
Depreciation and amortization	(32,237)	(26,690)	(93,683)	(75,697)
General and administrative	(8,280)	(7,301)	(25,218)	(23,413)
Impairments	—	—	(3,087)	—
Minority interests	(3,511)	(3,415)	(11,458)	(9,593)
Discontinued operations	38,322	4,858	55,418	23,621
Net income	$76,818	$45,041	$176,273	$131,546

The Company’s total assets by segment were (in thousands):

Segments	September 30, 2006	December 31, 2005
Triple-net leased facilities:
Senior housing facilities	$1,495,025	$1,318,245
Hospitals	827,377	809,930
Skilled nursing facilities	618,922	701,687
Other healthcare facilities	233,618	243,166
Total triple-net leased assets	$3,174,942	$3,073,028
Medical office building facilities	1,219,315	1,034,651
Gross segment assets	4,394,257	4,107,679
Less accumulated depreciation and amortization	703,106	619,673
Net segment assets	3,691,151	3,488,006
Non-segment assets	920,350	109,259
Total assets	$4,611,501	$3,597,265

(12) Supplemental Cash Flow

Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2006	2005
	(in thousands)
Interest paid, net of capitalized interest and other	$98,364	$68,383
Taxes paid	13	106
Capitalized interest	588	482
Mortgages assumed with real estate acquisitions	73,321	88,520
Loans received upon the sale of unconsolidated joint venture investments	—	6,228
Real estate exchanged in real estate acquisitions	16,600	—
Non-managing member units issued in connection with acquisitions	5,523	19,431
Restricted stock issued	102	119
Performance restricted stock units vesting	117	3
Restricted stock cancellations	(60)	(20)
Conversion of non-managing member units into common stock	274	385

(13) Earnings Per Share of Common Stock

The Company computes earnings per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per common share is computed by dividing net income applicable to common shares by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is calculated including the effect of dilutive securities. Approximately 0.9 million options to purchase shares of common stock during the three and nine months ended September 30, 2005 were not included because they are not dilutive.  Additionally, 5.7 million shares issuable upon conversion of 3.2 million non-managing member units during the three months ended September 30, 2005, were not included because they are not dilutive.  No options to purchase shares of common stock or shares issuable upon conversion of non-managing member units were anti-dilutive during the three and nine months ended September 30, 2006.

	Three Months Ended September 30,
	2006			2005
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic earnings per common share:
Net income applicable to common shares	$71,536	136,682	$0.52	$39,759	135,225	$0.29
Dilutive convertible non-managing member units	2,533	5,960	—	—	—	—
Dilutive options and unvested restricted stock	—	896	—	—	910	—
Diluted earnings per common share	$74,069	143,538	$0.52	$39,759	136,135	$0.29

	Nine Months Ended September 30,
	2006			2005
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic earnings per common share:
Net income applicable to common shares	$160,425	136,402	$1.18	$115,698	134,385	$0.86
Dilutive convertible non-managing member units	2,533	1,986	—	—	—	—
Dilutive options and unvested restricted stock	—	807	(0.01)	—	906	—
Diluted earnings per common share	$162,958	139,195	$1.17	$115,698	135,291	$0.86

(14) Derivative Financial Instruments

In July 2005, the Company entered into three interest-rate swap contracts that are designated as hedging the variability in expected cash flows for variable rate debt assumed in connection with the acquisition of a portfolio of real estate assets in July 2005. The cash flow hedges have a notional principal amount of $45.6 million and expire in July 2020. The fair value of these contracts at September 30, 2006, was $0.1 million and is included in other assets. For the nine months ended September 30, 2006, the Company recognized increased interest expense of $151,000 attributable to the contracts. The Company determined that these swap agreements were highly effective in offsetting future variability of interest cash flows related to the assumed mortgages. The effective portion of gains and losses on these contracts is recognized in accumulated other comprehensive loss, net whereas the ineffective portion is recognized in earnings. During the nine months ended September 30, 2006, there was no ineffective portion related to these hedges.

In August 2006, the Company entered into two treasury lock contracts that were designated as hedging the variability in forecasted interest payments, attributable to changes in the U.S. Treasury rate, on long-term fixed rate debt forecasted to be issued between September 1, and October 31, 2006. The cash flow hedges had a notional principal amount of $560.5 million and were settled on September 16, 2006, which was the date that the forecasted debt was issued.   The cash settlement value of these contracts at September 16, 2006, was $4.4 million and is included in accumulated other comprehensive loss. The Company determined that these treasury lock agreements were highly effective in offsetting future variability of forecasted interest payments. Amounts reported in accumulated other comprehensive loss related to these hedges will be recognized as additional interest expense on the Company’s hedged fixed-rate debt.  During the next 12 months, the Company estimates that $0.5 million will be recognized.

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

State of California Senate Bill 1953.  One of the Company’s properties located in Tarzana, California is affected by State of California Senate Bill 1953 (“SB 1953”), which requires certain seismic safety building standards for acute care hospital facilities. This hospital is operated by Tenet under a lease expiring in February 2009. The Company and Tenet are currently reviewing the SB 1953 compliance of this hospital, multiple plans of action to cause such compliance, the estimated time for completing the same, and the cost of performing necessary remediation of the property. We cannot currently estimate the remediation costs that will need to be incurred prior to 2013 in order to make the facility SB 1953-compliant through 2030 and the final allocation of any remediation costs between the Company and Tenet. Rent on the hospital for the nine months ended September 30, 2006 was $7.7 million and for the years ended December 31, 2005 and 2004 was $10.8 million and $10.6 million, respectively, and the carrying amount was $74.5 million at September 30, 2006.

Master Trust Liabilities.  Certain residents of two of the Company’s senior housing facilities have entered into a master trust agreement with the operator of the facilities whereby amounts paid upfront by such residents were deposited into a trust account. These funds were then made available to the senior housing operator in the form of a non-interest bearing loan to provide permanent financing for the related communities. The operator of the senior housing facilities is the borrower under these arrangements; however, two of the Company’s properties are collateral under the master trust agreements. As of September 30, 2006, the remaining obligation under the master trust agreements for these two properties is $9.9 million. The Company’s properties are released as collateral as the master trust liabilities are extinguished.

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

Earnout Obligations.  Pursuant to the terms of certain acquisition-related agreements, the Company may be obligated to make additional payments (“Earnouts”) upon the achievement of certain criteria. If it is probable at the time of acquisition of the related properties that the Earnout criteria will be achieved, the Earnout payments are accrued. Otherwise, the additional purchase consideration is recognized when the performance criteria are achieved.  During the nine months ended September 30, 2006, the Company made Earnout payments in the aggregate of $3.7 million.

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

(16) Stock Incentive Plans

On May 11, 2006, the Company’s stockholders approved the 2006 Performance Incentive Plan (the “2006 Incentive Plan”).  The 2006 Incentive Plan replaces the Company’s 2000 Stock Incentive Plan and provides for the granting of stock based compensation, including stock options, restricted stock, and performance restricted stock units, to officers, employees and directors in connection with their employment with or services provided to the Company.  The maximum number of shares available for future awards over the term of the 2006 Incentive Plan is 8.3 million shares at September 30, 2006, of which 4.1 million may be issued as restricted stock and performance restricted stock units.

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

	Shares Under Options	Weighted Average Exercise Price	Shares Under Options Exercisable at Period End
Outstanding as of January 1, 2006	3,862	$22.47	1,157
Granted	1,215	27.11
Exercised	(360)	17.47
Forfeited	(307)	25.94
Outstanding as of September 30, 2006	4,410	23.91	1,619

The following table summarizes additional information concerning outstanding and exercisable stock options at September 30, 2006 (shares in thousands):

			Weighted
			Average	Currently Exercisable
Range of Exercise Price	Shares Under Options	Weighted Average Exercise Price	Remaining Contractual Life in Years	Shares Under Options	Weighted Average Exercise Price
$11.94 - $16.88	309	$14.45	3.3	309	$14.45
17.93 - 18.73	576	18.11	5.6	440	18.12
19.14 - 21.40	382	19.20	5.5	260	19.21
23.50 - 27.52	3,143	26.48	8.4	610	26.36
	4,410	23.91	7.4	1,619	20.70

The following table summarizes additional information concerning unvested stock options at September 30, 2006 (shares in thousands):

	Shares Under Options	Weighted Average Exercise Price
Unvested at January 1, 2006	2,705	$23.76
Granted	1,215	27.11
Vested	(822)	21.08
Forfeited	(307)	25.94
Unvested at September 30, 2006	2,791	25.77

Proceeds received from options exercised under the Stock Incentive Plans for the nine months ended September 30, 2006 and 2005, were $6.3 million and $22.6 million, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $3.8 million and $14.7 million, respectively. The total intrinsic value of options outstanding and exercisable as of September 30, 2006 was $16.8 million.

The fair value of the stock options granted during the nine months ended September 30, 2006 and 2005 was estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the table below. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the historical exercise behavior of employees. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life, ending on the day of grant, and calculated on a weekly basis.

	2006	2005
Risk-free rate	4.51%	3.93%
Expected life (in years)	6.50	6.50
Expected volatility	20.00%	20.00%
Expected dividend yield	7.50%	7.50%

The weighted average fair value per share at the date of grant for options awarded during the nine months ended September 30, 2006 and 2005, was $2.18 and $1.92, respectively.

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

The following table summarizes additional information concerning unvested restricted stock and restricted stock units at September 30, 2006 (units and shares in thousands):

Unvested Shares	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2006	469	$19.83	454	$23.43
Granted	401	27.78	102	26.85
Vested	(117)	19.48	(79)	22.88
Forfeited	(28)	26.46	(59)	24.41
Unvested at September 30, 2006	725	26.99	418	24.24

The total fair values of restricted stock and restricted stock units vested, based on the market price on the vesting date, during the nine months ended September 30, 2006 and 2005 were $5.0 million and $4.8 million, respectively.

As of September 30, 2006, there was $27.5 million of total unrecognized compensation cost, related to unvested share-based compensation arrangements granted under the Company’s incentive plans, which is expected to be recognized over a weighted-average period of 3.6 years.

On August 14, 2006, the Company granted to the Company’s Chairman and Chief Executive Officer, 219,000 restricted stock units.  The restricted stock units vest over a period of 10 years beginning 2012.  Additionally, as the Company pays dividends on its outstanding common stock, the original award will be credited with additional restricted stock units as dividend equivalents (as opposed to receiving a cash payment). The dividend equivalent restricted stock units will be subject to the same vesting and other conditions as applied to the grant generally.

 (17) Subsequent Events

On October 2, 2006, the Company acquired five assisted living and independent living facilities for $31 million, through a sale-leaseback transaction. These facilities have an initial lease term of fifteen years, with two ten-year renewal options. The initial annual lease rate is approximately 8.5% with annual of 3%.  These assets are included in a master lease that has 31 properties leased to the operator.

On October 10, 2006, the Company entered into a definitive agreement to sell 78 skilled nursing facilities, that is expected to close during the fourth quarter of 2006. The closing of the transaction is subject to certain customary conditions.

On October 27, 2006, the Company entered into a joint venture agreement with an institutional partner.  Pursuant to the agreement, this partner will acquire a majority equity interest in a portfolio consisting of 13 medical office buildings located in five states.  HCP will act as the managing member and receive a one-time acquisition fee and ongoing asset management fees.

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

j)      The financial, legal and regulatory difficulties of significant operators of our properties, including Tenet and HealthSouth; and

k)     The potential impact of existing and future litigation matters.

Readers should consider that many of these risks and uncertainties are also applicable to CNL Retirement Properties, Inc. (“CRP”) and its business and any forward-looking statements made by or with respect to CRP or its business. We acquired CRP on October 5, 2006.  Additional risks and uncertainties to which our forward-looking statements are subject include our ability to integrate the CRP business and to achieve expected synergies, operating efficiencies and other benefits within expected time-frames or at all, or within expected cost projections, to execute our delevering strategy and to preserve the goodwill of the acquired businesses.

Executive Summary

We are a real estate investment trust (“REIT”) that invests in healthcare-related properties primarily located throughout the United States. We develop, acquire, and manage healthcare real estate and provide mortgage financing to healthcare providers. We invest directly, often structuring sale-leaseback transactions, and through joint ventures. At September 30, 2006, our real estate portfolio, excluding assets held for sale but including assets held through joint ventures and mortgage loans, consisted of interests in 521 facilities located in 42 states.

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

Our strategy contemplates acquiring and developing properties on favorable terms. We attempt to structure transactions that are tax-advantaged and mitigate risks in our underwriting process. Generally, we prefer larger, more complex private transactions that leverage our management team’s experience and our infrastructure. During the nine months ended September 30, 2006, we made gross investments of $451 million. These investments had an average first year yield on cost of just over 7.7%. Our investments for the nine months ended September 30, 2006 were allocated among the following healthcare sectors: (i) 47% senior housing facilities; (ii) 42% medical office buildings (“MOBs”); (iii) 4% Hospitals; and (iv) 7% other healthcare facilities.

We follow a disciplined approach to enhancing the value of our existing portfolio, including the ongoing evaluation of properties that no longer fit our strategy for potential disposition. We sold 12 properties during the nine months ended September 30, 2006 for $116.8 million and had 16 properties with a carrying amount of $28.0 million classified as held for sale at September 30, 2006.  On October 10, 2006, we also entered into a definitive agreement to sell 78 skilled nursing facilities, that is expected to close during the fourth quarter of 2006. The closing of the transaction is subject to certain customary conditions.

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

Access to external capital on favorable terms is critical to the success of our strategy. We attempt to match the long-term duration of our leases with long-term fixed rate financing. At September 30, 2006, 11% of our consolidated debt is at variable interest rates. We intend to maintain an investment grade rating on our fixed income securities and manage various capital ratios and amounts within appropriate parameters. As of October 27, 2006, our senior debt is rated BBB by Standard & Poor’s Ratings Group, BBB by Fitch Ratings and Baa3 by Moody’s Investors Service.

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

2006 Overview

Mergers with CNL Retirement Properties, Inc. and CNL Retirement Corp.

On October 5, 2006, we closed our merger with CNL Retirement Properties, Inc. (“CRP”) for aggregate consideration of approximately $5.3 billion. In the merger, we paid an aggregate of $2.9 billion of cash, issued 22.9 million shares of common stock, and we either assumed or refinanced approximately $1.7 billion of CRP’s outstanding debt.  Simultaneously, with the closing of the merger with CRP, we also merged with CNL Retirement Corp. (“CRC”).

Capital Market Transactions

In connection with the CRP merger, we obtained from a syndicate of banks a bridge loan, a term loan, and a revolving credit facility providing for aggregate borrowings of $3.4 billion.  The facilities contain covenants similar to those contained in our previous line of credit agreement, including leverage ratios, a secured debt ratio, an unsecured debt ratio, a fixed charge coverage ratio and a minimum net worth test. In addition, the bridge and term loan facilities impose certain mandatory prepayments with the proceeds from asset sales, capital market transactions, and contributions to joint ventures.

On September 19, 2006, we issued $1 billion of senior unsecured notes, which consisted of $300 million of floating rate notes due 2008, $300 million of 5.95% notes due 2011, and $400 million of 6.30% notes due 2016.  We received net proceeds of $994 million, which together with cash on hand and borrowings under the new credit facilities were used to repay our previous line of credit facility and finance the CRP merger.

On February 27, 2006, we issued $150 million of 5.625% senior unsecured notes due 2013. The notes were priced at 99.071% of the principal amount for an effective yield of 5.788%. We received net proceeds of $149 million, which were used to repay outstanding indebtedness and for other general corporate purposes.

During the nine months ended September 30, 2006, we obtained $165 million of ten-year mortgage financing with a weighted average effective rate of 6.36% in four separate transactions. We received net proceeds of $161.9 million, which were used to repay outstanding indebtedness and for other general corporate purposes.

Real Estate Transactions

During the nine months ended September 30, 2006, we have acquired interests in properties aggregating $451 million, including the following:

•      On July 28, 2006, we acquired two assisted living facilities, in exchange for three assisted living facilities valued at approximately $20 million, and $37 million in cash.  The two acquired properties have an initial lease term of ten years, with two ten-year renewal options, and an initial contractual annual lease rate of 7.0% with escalators based on the properties’ revenue growth.   The acquired properties are included in a new master lease that contains six properties leased to the operator.

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

During the nine months ended September 30, 2006, we sold 12 properties for $116.8 million and recognized gains of approximately $46.6 million, which includes one building sold on July 25, 2006, for $73 million with a gain of approximately $32 million.

On October 10, 2006, we entered into a definitive agreement to sell 78 skilled nursing facilities, that is expected to close during the fourth quarter of 2006. The closing of the transaction is subject to certain customary conditions.

On October 2, 2006, we acquired five assisted living and independent living facilities for $31 million, through a sale-leaseback transaction. These facilities have an initial lease term of fifteen years, with two ten-year renewal options. The initial annual lease rate is approximately 8.5% with annual escalators of 3%. These assets are included in a master lease that has 31 properties leased to the operator.

On October 24, 2006, we entered into a definitive agreement to acquire the interest of an affiliate of General Electric Company in HCP Medical Office Portfolio, LLC (“HCP MOP”), for $141 million. The closing of the transaction is subject to certain customary conditions. Upon the closing of this acquisition, expected to occur on or before November 30, 2006, we will be the sole owner of the venture and its fifty-nine MOBs with approximately 4 million rentable square feet.

On October 27, 2006, we entered into a joint venture agreement with an institutional partner.  Pursuant to the agreement, this partner will acquire a majority equity interest in a portfolio consisting of 13 medical office buildings located in five states.  We will act as the managing member and receive a one-time acquisition fee and ongoing asset management fees.

Other Events

On October 26, 2006, we announced that our Board of Directors declared a quarterly cash dividend of $0.425 per share of common stock. The common stock cash dividend will be paid on November 21, 2006 to stockholders of record as of the close of business on November 3, 2006.

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

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Rental and other revenue.  MOB rental revenue increased 31% to $41.7 million for the three months ended September 30, 2006. The increase in MOB rental revenue of $9.9 million primarily relates to the additive effect of our acquisitions in 2006 and 2005, which contributed $8.1 million to rental revenues.

Triple-net lease rental revenues increased 11% to $89.2 million for the three months ended September 30, 2006. The increase in triple-net lease rental revenue of $9.1 million primarily relates to rent escalations and resets, and the additive effect of our acquisitions in 2006 and 2005, as detailed below:

	Triple-net lease rental revenue resulting from acquisitions— for the three months ended September 30,
Property Type	2006	2005	Change
	(in thousands)
Senior housing facilities	$10,947	$4,895	$6,052
Hospitals	89	—	89
Other healthcare facilities	857	59	798
Total	$11,893	$4,954	$6,939

Additionally, included in triple-net lease rental revenues are facility-level operating revenues for five senior housing properties that were previously leased on a triple-net basis. Periodically tenants default on their leases, which cause us to take temporary possession of the operations of the facility. We contract with third party managers to manage these properties until a replacement tenant can be identified or the property can be sold. The operating revenues and expenses for these properties are included in triple-net lease rental revenues and operating expenses, respectively. The increase in reported revenues for these facilities of $0.3 million to $2.5 million for the three months ended September 30, 2006 was primarily related to an increase in the overall occupancy of such facilities.

Equity income.  Equity income increased by $1.6 million primarily due to our investment in HCP MOP, for which we recorded equity income of $1.1 million and equity losses of $0.5 for the three months ended September 30, 2006 and 2005, respectively. See Note 6 to the Condensed Consolidated Financial Statements for additional information on HCP MOP.

Interest and other income.  Interest and other income was $7.6 million for the three months ended September 30, 2006.  During the three months ended September 30, 2006 and 2005, we recognized management and other fees from HCP MOP of $0.7 million and $0.8 million, respectively.

Interest expense.  Interest expense increased 31% to $37.0 million for the three months ended September 30, 2006. The increase was due to increased borrowing levels resulting from the issuance of an aggregate of $1.6 billion of senior notes in February and September of 2006, and April and September of 2005, and the assumption and issuance of mortgages payable aggregating to $238 million during the nine months ended September 30, 2006. This higher interest expense was offset by the repayment of $135 million of senior notes in February 2006 and the repayment of our line of credit in September 2006.

The table below sets forth information with respect to our debt as of September 30, 2006 and 2005:

	As of September 30,
	2006	2005
	(dollars in thousands)
Balance:
Fixed rate	$2,592,845	$1,650,518
Variable rate	336,400	206,665
Total	$2,929,245	$1,857,183
Percent of total debt:
Fixed rate	89%	89%
Variable rate	11%	11%
Total	100%	100%
Weighted average interest rate at end of period:
Fixed rate	6.11%	6.41%
Variable rate	5.77%	3.59%
Total weighted average rate	6.07%	6.10%

Depreciation and amortization.  Real estate depreciation and amortization increased 21% to $32.2 million for the three months ended September 30, 2006. The increase in depreciation and amortization of $5.5 million primarily relates to the additive effect of our acquisitions in 2006 and 2005, as detailed below:

	Depreciation and amortization resulting from acquisitions— for the three months ended September 30,
Property Type	2006	2005	Change
	(in thousands)
Senior housing facilities	$3,930	$1,442	$2,488
Hospitals	39	—	39
Medical office buildings	2,974	—	2,974
Other healthcare facilities	454	—	454
Total	$7,397	$1,442	$5,955

During the three months September 30, 2005, we revised our purchase price allocation and attributed more of the purchase price of the properties acquired from MedCap Properties LLC and MOBs to below market lease intangibles, other intangibles and real estate assets. Lease intangibles generally amortize over a shorter period of time relative to tangible real estate assets which resulted in higher depreciation expense during the three months ended September 30, 2005, when compared to the comparable period in the current year.

Operating expenses.  Operating costs increased 50% to $20.1 million for the three months ended September 30, 2006. Operating costs are predominantly related to MOB properties that are leased under gross or modified gross lease agreements where we share certain costs with tenants. Accordingly, the number of properties in our MOB portfolio directly impacts operating costs. Additionally, we contract with third party property managers for most of our MOB properties. The increase in operating expenses of $6.7 million primarily relates to the effect of our acquisitions in 2006 and 2005, as detailed below:

	Operating expenses resulting from acquisitions— for the three months ended September 30,
Property Type	2006	2005	Change
	(in thousands)
Medical office buildings	$3,176	$—	$3,176
Other healthcare facilities	185	—	185
Total	$3,361	$—	$3,361

Additionally, included in operating expenses are facility-level operating expenses for five senior housing properties that were previously leased on a triple-net basis. Periodically tenants default on their leases, which cause us to take temporary possession of the operations of the facility. We contract with third party managers to manage these properties until a replacement tenant can be identified or the property can be sold. The operating revenues and expenses for these properties are included in triple-net lease rental revenues and operating expenses, respectively. The increase in reported operating expenses for these facilities of $0.7 million to $3.1 million for the three months ended September 30, 2006, was primarily related to an increase in the overall occupancy of such facilities.

The presentation of expenses as general and administrative or operating expenses is based on the underlying nature of the expense. Periodically, we review the classification of expenses between categories and make revisions based on changes in the underlying nature of the expense.

General and administrative expenses.  General and administrative expenses increased 13% to $8.3 million for the three months ended September 30, 2006. The increase is primarily due to a $0.7 million increase in expenses related to our directors’ retirement plans, and $0.4 million of integration related expenses.

Discontinued operations.  Income from discontinued operations for the three months ended September 30, 2006, was $38.3 million compared to $4.9 million for the comparable period in the prior year. The change is due to an increase in gains on real estate dispositions of $35.5 million. Discontinued operations for the three months ended September 30, 2006, includes 20 properties compared to 38 properties classified as discontinued operations for the three months ended September 30, 2005.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Rental and other revenue.  MOB rental revenue increased 30% to $120.9 million for the nine months ended September 30, 2006. The increase in MOB rental revenue of $28.2 million primarily relates to the additive effect of our acquisitions in 2006 and 2005, which contributed $26.5 million to rental revenues over the comparable prior year period.

Triple-net lease rental revenues increased 14% to $255.6 million for the nine months ended September 30, 2006. The increase in triple-net lease rental revenue of $31.5 million primarily relates to rent escalations and resets, and the additive effect of our acquisitions in 2006 and 2005, as detailed below:

	Triple-net lease rental revenue resulting from acquisitions— for the nine months ended September 30,
Property Type	2006	2005	Change

(in thousands)

Senior housing facilities	$30,588	$7,244	$23,344
Hospitals	89	—	89
Other healthcare facilities	2,028	59	1,969
Total	$32,705	$7,303	$25,402

Additionally, included in triple-net lease rental revenues are facility-level operating revenues for five senior housing properties that were previously leased on a triple-net basis. Periodically tenants default on their leases, which cause us to take temporary possession of the operations of the facility. We contract with third party managers to manage these properties until a replacement tenant can be identified or the property can be sold. The operating revenues and expenses for these properties are included in triple-net lease rental revenues and operating expenses, respectively. The increase in reported revenues for these facilities of $1.5 million to $7.0 million for the nine months ended September 30, 2006, was primarily due to us taking possession of two of these properties in 2005 and an increase in overall occupancy of such properties.

Equity income. Equity income increased by $7.8 million primarily due to our investment in HCP MOP, for which we recorded equity income of $7.5 million and equity losses of $0.5 million for the nine months ended September 30, 2006 and 2005, respectively. During the nine months ended September 30, 2006, HCP MOP sold 34 MOBs for approximately $100.7 million, net of transaction costs, and recognized aggregate gains of $19.7 million. See Note 6 to the Condensed Consolidated Financial Statements for additional information on HCP MOP.

Interest and other income. Interest and other income increased by $10.7 million to $29.7 million for the nine months ended September 30, 2006. The increase in interest and other income is primarily due to a $7.3 million prepayment premium received on March 14, 2006, upon the early repayment of a secured loan receivable of $30.0 million with an original maturity of May 1, 2010 and an interest rate of 11.4%. During the nine months ended September 30, 2006 and 2005, we also recognized management and other fees from HCP MOP of $2.6 million and $2.3 million, respectively.

Interest expense. Interest expense increased 34% to $102.7 million for the nine months ended September 30, 2006. The increase was due to increased borrowing levels resulting from the issuance of an aggregate of $1.6 billion of senior notes in February and September of 2006, and April and September of 2005, and the assumption and issuance of mortgages payable aggregating to $238 million during the nine months ended September 30, 2006. This higher interest expense was offset by the repayment of $135 million of senior notes in February 2006 and the repayment of our line of credit in September 2006.

The table below sets forth information with respect to our debt as of September 30, 2006 and 2005:

	As of September 30,
	2006	2005
	(dollars in thousands)
Balance:
Fixed rate	$2,592,845	$1,650,518
Variable rate	336,400	206,665
Total	$2,929,245	$1,857,183
Percent of total debt:
Fixed rate	89%	89%
Variable rate	11%	11%
Total	100%	100%
Weighted average interest rate at end of period:
Fixed rate	6.11%	6.41%
Variable rate	5.77%	3.59%
Total weighted average rate	6.07%	6.10%

Depreciation and amortization. Real estate depreciation and amortization increased 24% to $93.7 million for the nine months ended September 30, 2006. The increase in depreciation and amortization of $18.0 million primarily relates to the additive effect of our acquisitions in 2006 and 2005, as detailed below:

	Depreciation and amortization resulting from acquisitions— for the nine months ended September 30,
Property Type	2006	2005	Change
	(in thousands)
Senior housing facilities	$10,714	$2,191	$8,523
Medical office buildings	11,383	1,511	9,872
Hospitals	39	—	39
Other healthcare facilities	1,156	—	1,156
Total	$23,292	$3,702	$19,590

During the nine months September 30, 2005, we revised our purchase price allocation and attributed more of the purchase price of the properties acquired from MedCap Properties LLC and other MOBs to below market lease intangibles, other intangibles and real estate assets. Lease intangibles generally amortize over a shorter period of time relative to tangible real estate assets which resulted in higher depreciation expense during the nine months ended September 30, 2005, when compared to the comparable period in the current year.

Operating expenses. Operating costs increased 35% to $56.8 million for the nine months ended September 30, 2006. Operating costs are predominantly related to MOB properties that are leased under gross or modified gross lease agreements where we share certain costs with tenants. Accordingly, the number of properties in our MOB portfolio directly impacts operating costs. Additionally, we contract with third party property managers for most of our MOB properties. The increase in operating expenses of $14.7 million primarily relates to the effect of our acquisitions in 2006 and 2005, as detailed below:

	Operating expenses resulting from acquisitions— for the nine months ended September 30,
Property Type	2006	2005	Change
		(in thousands)
Medical office buildings	$11,474	$1,403	$10,071
Other healthcare facilities	418	—	418
Total	$11,892	$1,403	$10,489

Additionally, included in operating expenses are facility-level operating expenses for five senior housing properties that were previously leased on a triple-net basis. Periodically tenants default on their leases, which cause us to take temporary possession of the operations of the facility. We contract with third party managers to manage these properties until a replacement tenant can be identified or the property can be sold. The operating revenues and expenses for these properties are included in triple-net lease rental revenues and operating expenses, respectively. The increase in reported operating expenses for these facilities of $2.3 million to $8.4 million for the nine months ended September 30, 2006, was primarily due to us taking possession of two of these properties in 2005 and an increase in overall occupancy of such properties.

The presentation of expenses as general and administrative or operating expenses is based on the underlying nature of the expense. Periodically, we review the classification of expenses between categories and make revisions based on changes in the underlying nature of the expense.

General and administrative expenses. General and administrative expenses increased 8% to $25.2 million for the nine months ended September 30, 2006. The increase is primarily due to higher compensation-related expenses resulting from an increase in full-time employees and $0.5 million of integration related expenses.

Discontinued operations. Income from discontinued operations for the nine months ended September 30, 2006, was $55.4 million compared to $23.6 million for the comparable period in the prior year. The change is due to an increase in gains on real estate dispositions of $37.4 million, net of a decline in operating income from discontinued operations of $4.0 million. Discontinued operations for the nine months ended September 30, 2006, includes 28 properties compared to 46 properties classified as discontinued operations for the nine months ended September 30, 2005.

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

We intend to repay a portion of the CRP merger related borrowings, along with $20 million in senior notes maturing in 2007 and other maturing debt, with proceeds from future preferred equity or other securities offerings, sales of real estate, and proceeds from real estate joint ventures. We expect that these activities will reduce our future credit ratios.

We anticipate making future investments dependent on the availability of cost-effective sources of capital. We intend to use our revolving facility, and the public debt and equity markets as our principal sources of financing. As of October 27, 2006, our senior debt is rated BBB by Standard & Poor’s Ratings Group, BBB by Fitch Ratings and Baa3 by Moody’s Investors Service.

Net cash provided by operating activities was $254.5 million and $221.0 million for the nine months ended September 30, 2006 and 2005, respectively. Cash flow from operations reflects increased revenues partially offset by higher costs and expenses, and changes in receivables, payables, accruals, and deferred revenue. Our cash flows from operations are dependent upon the occupancy level of multi-tenant buildings, rental rates on leases, our tenants’ performance on their lease obligations, the level of operating expenses, and other factors.

Net cash used in investing activities was $337.0 million during the nine months ended September 30, 2006, and principally reflects the net effect of: (i) $336.7 million used to fund acquisitions and construction of real estate, (ii) $12.9 million used to purchase securities, (iii) $100.2 million received from the sale of several facilities, and (iv) $45.5 million in principal repayments received on loans. During the nine months ended September 30, 2006 and 2005, we used $12.0 million and $4.5 million to fund lease commissions and tenant and capital improvements, respectively.

Net cash provided by financing activities was $706.5 million for the nine months ended September 30, 2006 and includes proceeds of $1.1 billion from senior note issuances, $21.7 million from common stock issuances, and $161.9 million from mortgage debt issuances. These proceeds were partially offset by or used for: (i) the repayment of $135.0 million of senior notes, (ii) the repayment of our line of credit of $258.6 million, and (iii) payment of common and preferred dividends aggregating $191.3 million. In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income to our shareholders. Accordingly, we intend to continue to make regular quarterly distributions to holders of our common and preferred stock.

At September 30, 2006, we held approximately $19.0 million in deposits and $41.6 million in irrevocable letters of credit from commercial banks securing tenants’ lease obligations and borrowers’ loan obligations. We may draw upon the letters of credit or depository accounts if there are defaults under the related leases or loans. Amounts available under letters of credit could change based upon facility operating conditions and other factors, and such changes may be material.

Debt

Bank lines of credit. As of September 30, 2006, all amounts outstanding under our $500 million, three-year line of credit facility were repaid. In connection with the completion of the CRP merger, on October 5, 2006, we terminated our $500 million line of credit facility and closed on new bridge, term and revolving credit facilities providing for aggregate borrowings of up to $3.4 billion with a syndicate of banks.

Our $1.0 billion new revolving line of credit matures on October 2, 2009, and accrues interest at a rate per annum equal to LIBOR plus a margin ranging from 0.475% to 1.10%, depending upon our non-credit enhanced senior unsecured long-term debt ratings (“debt ratings”). We pay a facility fee on the entire revolving commitment ranging from 0.125% to 0.25%, depending upon our debt ratings. The revolving credit facility contains a negotiated rate option, whereby the lenders participating in the credit facility bid on the interest to be charged and which may result in a reduced interest rate, is available for up to 50% of borrowings. In addition, the revolving credit facility contains an “accordion” feature allowing borrowings to be increased by $100 million under certain conditions. Based on our debt ratings on October 27, 2006, the margin on the revolving loan facility is 0.70% and the facility fee is 0.15%.

Our bridge loan facility for $705.7 million matures on October 3, 2007, and accrues interest at a rate per annum equal to LIBOR plus a margin ranging from 0.60% to 1.10%, depending upon the our debt ratings. Based on our debt ratings on October 27, 2006, the margin on the bridge loan facility is 0.85%.

 Our term loan facility for $1.7 billion matures on October 3, 2008, and accrues interest at a rate per annum equal to LIBOR plus a margin ranging from 0.60% to 1.10%, depending upon our debt ratings. Based on our debt ratings on October 27, 2006, the margin on the term loan facility is 0.85%.

Our bridge, term and revolving credit agreements contain certain financial restrictions and other customary requirements. Among other things, these covenants, using terms defined in the agreement, initially limit (i) Consolidated Total Indebtedness to Consolidated Total Asset Value to 70%, (ii) Secured Debt to Consolidated Total Asset Value to 30% and (iii) beginning January 1, 2007, Unsecured Debt to Consolidated Unencumbered Asset Value to 100%. The agreement also requires that we maintain (i) a Fixed Charge Coverage ratio, as defined, of 1.50 times and (ii) a formula-determined Minimum Tangible Net Worth. These financial covenants become more restrictive over a period of approximately two years and (i) limit Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit Unsecured Debt to Consolidated Unencumbered Asset Value to 65%, and (iii) require a Fixed Charge Coverage ratio, as defined, of 1.75 times.

Senior unsecured notes. At September 30, 2006, we had $2.5 billion in aggregate principal of senior unsecured notes outstanding. Interest rates on the notes ranged from 4.88% to 7.62% with a weighted average rate of 6.06% at September 30, 2006. Discounts and premiums are amortized to interest expense over the term of the related debt.

On September 19, 2006, we issued $1 billion of senior unsecured notes, which consisted of $300 million of floating rate notes due 2008, $300 million of 5.95% notes due 2011, and $400 million of 6.30% notes due 2016. The notes were priced at 100.00% of the principal amount for the floating rate notes due 2008, 99.971% of the principal amount for an effective yield of 5.957% for the 5.95% notes due 2011, and 99.877% of the principal amount for an effective yield of 6.317% for the 6.30% notes due 2016. We received net proceeds of $994 million, which together with cash on hand and borrowings under the new facilities were used to repay our previous line of credit facility and finance the CRP merger.

On February 27, 2006, we issued $150 million of 5.625% senior unsecured notes due 2013. The notes were priced at 99.071% of the principal amount for an effective yield of 5.788%. We received net proceeds of $149 million, which were used to repay outstanding indebtedness and for other general corporate purposes.

In February 2006, we repaid $135 million of maturing senior unsecured notes which accrued interest at a weighted average rate of 6.7%. These notes were repaid with funds available under our bank lines of credit.

On October 4, 2006, we repaid $120 million of senior unsecured notes which accrue interest at a rate of 7.5%. These notes were repaid with funds available under a deposit held in escrow, which was classified as restricted cash at September 30, 2006.

The senior unsecured notes contain certain covenants including limitations on debt and other customary terms.

Mortgage debt. At September 30, 2006, we had $452.2 million in mortgage debt secured by 70 healthcare facilities with a carrying amount of $748.1 million. Interest rates on the mortgage notes ranged from 3.75% to 9.32% with a weighted average rate of 6.44% at September 30, 2006.

During the nine months ended September 30, 2006, we obtained $165 million of ten-year mortgage financing with a weighted average effective rate of 6.36% in four separate transactions. We received net proceeds of $161.9 million, which were used to repay outstanding indebtedness and for other general corporate purposes.

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

Debt Maturities

The following table summarizes our stated debt maturities and scheduled principal repayments at September 30, 2006 (in thousands):

Year	Amount
2006 (three months)	$121,518
2007	31,773
2008	327,143
2009	39,293
2010	272,680
Thereafter	2,136,838
$2,929,245

Equity

At September 30, 2006, we had 4.0 million shares of 7.25% Series E cumulative redeemable preferred stock, 7.8 million shares of 7.10% Series F cumulative redeemable preferred stock, and 137.6 million shares of common stock outstanding.

During the nine months ended September 30, 2006, we issued approximately 596,000 shares of our common stock under our Dividend Reinvestment and Stock Purchase Plan at an average price per share of $27.13 for an aggregate amount of $16.2 million. We also received $6.3 million in proceeds from stock option exercises. At September 30, 2006, stockholders’ equity totaled $1.4 billion and our equity securities had a market value of $4.8 billion.

As of September 30, 2006, there were a total of 3.4 million DownREIT units outstanding in six limited liability companies in which we are the managing member (i) HCPI/Tennessee, LLC; (ii) HCPI/Utah, LLC; (iii) HCPI/Utah II, LLC; (iv) HCPI/Indiana, LLC; (v) HCP DR California, LLC; and (vi) HCP DR Alabama, LLC. The DownREIT units are redeemable for an amount of cash approximating the then-current market value of shares of our common stock or, at our option, shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications).

On October 5, 2006, we issued an aggregate of 27.3 million shares of common stock in connection with the acquisitions of CRP and CRC.

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

Contractual Obligations (1)

The following schedule summarizes our material contractual payment obligations and commitments at September 30, 2006 (in thousands):

	Less than One Year	2007-2008	2009-2010	More than Five Years	Total

Senior unsecured notes and mortgage debt	$121,518	$358,916	$311,973	$2,136,838	$2,929,245
Ground and other operating leases	630	3,872	4,014	156,594	165,110
Acquisition and construction commitments	4,800	—	—	—	4,800
Interest expense	43,151	332,553	290,242	533,329	1,199,275

Total	$170,099	$695,341	$606,229	$2,826,761	$4,298,430

(1)           Does not include the obligations assumed and the debt issued in our merger with CRP, which closed October 5, 2006. These totaled approximately $4.4 billion.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2006, we are exposed to market risks related to fluctuations in interest rates on $57.0 million of variable rate mortgage notes payable and $325 million of variable rate senior unsecured notes. Of the $57.0 million of variable rate mortgage notes payable outstanding, $45.6 million has been hedged through interest rate swap contracts. We do not have, and do not plan to enter into, derivative financial instruments for trading or speculative purposes. Of our consolidated debt of $2.9 billion at September 30, 2006, excluding the $45.6 million of variable rate debt where the rates have been hedged to a fixed rate, approximately 11% is at variable interest rates.

Fluctuation in interest rates will not affect our future earnings and cash flows on our fixed rate debt until that debt must be replaced or refinanced. However, interest rate changes will affect the fair value of our fixed rate instruments and our hedge contracts. Conversely, changes in interest rates on variable rate debt would change our future earnings and cash flows, but not affect the fair value of those instruments. Assuming a one percentage point increase in the interest rate related to the variable-rate debt and related swap contracts, and assuming no change in the outstanding balance as of September 30, 2006, interest expense for 2006 would increase by approximately $3.4 million, or $0.02 per common share on a diluted basis.

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

As required by Rule 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. Based on the foregoing, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

The flowing risks related to the Company’s acquisition of CRP supplement the risks discussed in Part 1, Item 1A of our 2005 Annual Report on Form 10-K:

Risks Relating to the Merger with CNL Retirement Properties

If HCP is unable to successfully integrate the operations of CRP, its business and earnings may be negatively affected.

The merger with CRP involves the integration of companies that have previously operated independently. Successful integration of the operations of CRP depends primarily on HCP’s ability to consolidate operations, systems procedures, properties and personnel and to eliminate redundancies and costs. The merger also poses other risks commonly associated with similar transactions, including unanticipated liabilities, unexpected costs and the diversion of management’s attention to the integration of the operations of HCP and CRP. We cannot assure you that HCP will be able to integrate CRP’s operations without encountering difficulties, including, but not limited to, the loss of key employees, the disruption of its respective ongoing businesses or possible inconsistencies in standards, controls, procedures and policies. Estimated cost savings are projected to come from various areas that HCP’s management has identified through the due diligence and integration planning process. If HCP has difficulties with any of these integrations, it might not achieve the economic benefits it expects to result from the CRP merger, and this may hurt its business and earnings. In addition, HCP may experience greater than expected costs or difficulties relating to the integration of the business of CRP and/or may not realize expected cost savings from the CRP merger within the expected time frame, if at all.

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

HCP and CRP incurred substantial costs in connection with the merger, which could result in HCP not realizing some of the anticipated benefits of the merger.

HCP and CRP incurred one-time, pre-tax costs of approximately $33.1 million in connection with the CRP merger. These costs include investment banking expenses, legal and accounting fees, printing expenses and other related charges incurred by HCP and CRP. Completion of the merger also required the payment of fees under certain of CRP’s existing debt. In addition, HCP anticipates prepaying and/or refinancing other of CRP’s existing debt. HCP also expects to incur one-time, pre-tax cash and non-cash costs related to the integration of HCP and CRP, which cannot be estimated at this time. There can be no assurance that the costs incurred by HCP and CRP in connection with the CRP merger will not be higher than expected or that HCP will not incur additional unanticipated costs and expenses in connection with the merger.

The combined company’s indebtedness following the completion of the merger is higher than HCP’s indebtedness at September 30, 2006. This increased level of indebtedness could adversely affect HCP in many ways, including by reducing funds available for other business purposes, reducing HCP’s flexibility and subjecting HCP to variations in interest rates.

The indebtedness of HCP as of September 30, 2006 was approximately $2.9 billion. HCP’s pro forma indebtedness as of September 30, 2006, giving effect to the merger and taking into account HCP’s debt financings in connection with the CRP merger, would be approximately $7 billion. HCP’s debt financings include up to $3.4 billion of aggregate borrowings under a 364 day bridge facility and a two-year term loan facility. In addition, it is expected that HCP will continue to incur debt in the future. As a result of the increase in debt, demands on HCP’s cash resources will increase after the merger. The increased levels of debt could reduce funds available to HCP to pay dividends, or make capital expenditures and acquisitions or create competitive disadvantages for HCP compared to other companies with lower debt levels. In addition to requiring repayment or refinancing within a period of time ranging from 364 days to three years, the debt facilities that HCP expects to enter into to finance the merger will be required to be repaid from the cash proceeds of non-ordinary course asset sales, the incurrence of certain debt, the issuance of additional equity and specified other events. As a result of such covenants and HCP’s expected level of debt generally, HCP’s flexibility could be significantly limited, including its ability to finance or refinance its properties, contribute properties to joint ventures or sell properties as needed.

At September 30, 2006, approximately $336 million of HCP’s debt was subject to variable interest rates. Approximately $3 billion of the new debt incurred or assumed in connection with the CRP merger is also subject to variable interest rates and therefore, following the CRP merger, a higher percentage of HCP’s debt overall will be subject to variable interest rates. If interest rates increase, the combined company’s interest costs will also increase, which could harm our cash flow and our ability to service debt. An increase in market interest rates may also lead investors to demand a higher annual distribution rate, which could adversely affect the market price of HCP common stock.

As a result of the CRP merger and the CRC merger, HCP may have inherited tax liabilities and attributes from CRP and CRC.

Prior to the CRP merger, CRP was organized as REIT for federal income tax purposes.  If CRP failed to qualify as a REIT for any of its taxable years, it would be required to pay federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Unless statutory relief provisions apply, CRP would have been disqualified from treatment as a REIT for the four taxable years following the year during which it lost qualification. Because the CRP merger was treated for income tax purposes as if CRP sold all of its assets in a taxable transaction to HCP, if CRP did not qualify as a REIT for the taxable year of the merger, it would be subject to tax in respect of the built-in gain in all of its assets. “Built-in gain” generally means the excess of the fair market value of an asset over its adjusted tax basis. As successor-in-interest to CRP, HCP would be required to pay these taxes. After the merger, the nature of the assets that HCP acquired from CRP and the income HCP derives from those assets may have an effect on HCP’s tax status as a REIT.

In connection with the CRP merger, CRP’s REIT counsel render an opinion to HCP, dated as of the closing date of the merger, to the effect that CRP qualified as a REIT under the code for the taxable years ending December 31, 1999 through December 31, 2005, CRP was organized in conformity with the requirements for qualification as a REIT, and CRP’s method of operation had enabled CRP to satisfy the requirements for qualification as a REIT under the Code for the taxable years ending on or prior to the closing date of the merger. This opinion was based on various assumptions and representations as to factual matters, including representations made by CRP in a factual certificate provided by one of its officers, as well as other oral and written statements of officers and other representatives of CRP and others as to the existence and consequence of certain factual and other matters.

As a result of the CRC merger, HCP succeeded to the assets and the liabilities of CRC, including any liabilities for unpaid taxes and any tax liabilities created in connection with the CRC merger. At the closing of the CRC merger, HCP received an opinion of its counsel, and CRC and its stockholders received an opinion of their counsel, substantially to the effect that, on the basis of the facts, representations and assumptions set forth or referred to in such opinions, for federal income tax purposes the CRC merger qualified as a reorganization within the meaning of Section 368(a) of the Code. To the extent that the CRC merger so qualified, no gain or loss was recognized by CRC or HCP in the CRC merger. If the CRC merger did not qualify as a reorganization within the meaning of Section 368(a) of the Code, the CRC merger would have been treated as a sale of CRC’s assets to HCP in a taxable transaction, and CRC would have recognized taxable gain. In such a case, as CRC’s successor-in-interest, HCP would be required to pay the tax on any such gain.

Assuming that the CRC merger qualified as a reorganization under the Code, HCP succeeded to the tax attributes and earnings and profits of CRC. To qualify as a REIT, HCP must distribute such earnings and profits by the close of the taxable year in which the CRC merger occurred.  Any adjustments of CRC’s income for taxable years ending on or before the CRC merger, including as a result of an examination of CRC’s tax returns by the Internal Revenue Service, could affect the calculation of CRC’s earnings and profits. If the Internal Revenue Service were to determine that HCP acquired earnings and profits from CRC that HCP failed to distribute prior to the end of the taxable year in which the CRC merger occurred, HCP could avoid disqualification as a REIT by using “deficiency dividend” procedures. Under these procedures, HCP generally would be required to distribute any such earnings and profits to its stockholders within 90 days of the determination and pay a statutory interest charge at a specified rate to the Internal Revenue Service.

The opinions of counsel delivered in connection with the CRP merger and the CRC merger represent the best legal judgment of counsel and are not binding on the Internal Revenue Service or the courts. None of HCP, CRP or CRC has requested nor will request a ruling from the Internal Revenue Service as to the status of CRP as a REIT or the tax consequences of the CRC merger, and there can be no assurance that the Internal Revenue Service will agree with the conclusions in the above-described opinions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases of our common stock made by us or on our behalf during the quarter ended September 30, 2006.

Period Covered	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number Of Shares (Or Units) Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number (Or Approximate Dollar Value) Of Shares (Or Units) That May Yet Be Purchased Under The Plans Or Programs
July 1-31, 2006	358	$27.35	—	—
August 1-31, 2006	—	—	—	—
September 1-30, 2006	—	—	—	—
Total	358	$27.35	—	—

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

Item 5.  Other Information

On October 26, 2006, our Board of Directors approved changes to the compensation arrangements for the members of our Board of Directors who are not also employed by HCP.  The Board of Directors agreed to (i) increase each Director’s annual retainer from $24,000 to $35,000, (ii) increase the additional annual retainer for our Lead Director from $15,000 to $25,000, (iii) pay an additional annual retainer to our Compensation Committee Chairperson of $15,000 and (iv) pay an additional annual retainer to our Finance Committee Chairperson of $10,000.   These changes are effective as of October 1, 2006, and were the only changes made to our existing Director compensation arrangements.

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

4.25	Form of Floating Rate Notes Due 2008 (incorporated by reference to exhibit 4.1 to HCP’s Current Report on Form 8-K dated September 12, 2006).

4.26	Form of 5.95% Notes Due 2011 (incorporated by reference to exhibit 4.2 to HCP’s Current Report on Form 8-K dated September 12, 2006).

4.27	Form of 6.30% Notes Due 2016 (incorporated by reference to exhibit 4.3 to HCP’s Current Report on Form 8-K dated September 12, 2006).

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

10.33

Form of employee Performance Restricted Stock Unit Agreement with five year installment vesting, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to exhibit 10.33 to HCP’s quarterly report on Form 10-Q for the period ended March 31, 2006).*

10.34

Form of CEO Performance Restricted Stock Unit Agreement with five year installment vesting, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to exhibit 10.34 to HCP’s quarterly report on Form 10-Q for the period ended March 31, 2006).*

10.35

Form of CEO Performance Restricted Stock Unit Agreement with three year cliff vesting, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to exhibit 10.35 to HCP’s quarterly report on Form 10-Q for the period ended March 31, 2006).*

10.36

Form of employee Restricted Stock Award Agreement with five year installment vesting, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s 2006 Performance Incentive Plan (incorporated by reference to exhibit 10.36 to HCP’s quarterly report on Form 10-Q for the period ended June 30, 2006).*

10.37

Form of employee Nonqualified Stock Option Agreement with five year installment vesting, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s 2006 Performance Incentive Plan (incorporated by reference to exhibit 10.37 to HCP’s quarterly report on Form 10-Q for the period ended June 30, 2006).*

10.38

Form of director Restricted Stock Award Agreement with five year installment vesting, as approved by the Board of Directors of the Company, relating to the Company’s 2006 Performance Incentive Plan (incorporated by reference to exhibit 10.38 to HCP’s quarterly report on Form 10-Q for the period ended June 30, 2006).*

10.39

Form of Non-Employee Directors Stock-For-Fees Program, as approved by the Board of Directors of the Company, relating to the Company’s 2006 Performance Incentive Plan.* (incorporated herein by reference to exhibit 10.1 to HCP’s current report on Form 8-K, dated July 27, 2006).

10.40

Stock Unit Award Agreement, dated August 14, 2006, by and between the Company and James F. Flaherty III (incorporated by reference to exhibit 10.1 to HCP’s Current Report on Form 8-K dated August 14, 2006).*

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

Date: October 30, 2006	HEALTH CARE PROPERTY INVESTORS, INC.

(Registrant)

/s/ Mark A. Wallace
Mark A. Wallace
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ George P. Doyle
George P. Doyle
Vice President and Chief Accounting Officer
(Principal Accounting Officer)