Form 10-K
period 2006-12-31
HEALTH CARE PROPERTY INVESTORS INC
filed 2007-02-13
CIK 765880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Large Accelerated Filer   ☒ Accelerated Filer  ☐   Non-accelerated Filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.) Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $3,632,799,040.

As of January 31, 2007 there were 205,453,864 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant’s 2006 Annual Meeting of Stockholders have been incorporated into Part III of this Report.

PART I

ITEM 1.                Business

Business Overview

Health Care Property Investors, Inc., together with its consolidated subsidiaries and joint ventures (collectively, “HCP” or the “Company”), invests primarily in real estate serving the healthcare industry in the United States. Health Care Property Investors, Inc. is a Maryland real estate investment trust (“REIT”) organized in 1985. The Company is headquartered in Long Beach, California, with operations in Nashville, Tennessee and Orlando, Florida, and its portfolio includes interests in 731 properties. The Company acquires healthcare facilities and leases them to healthcare providers and provides mortgage financing secured by healthcare facilities. The Company’s portfolio includes: (i) senior housing, including independent living facilities (“ILFs”), assisted living facilities (“ALFs”), and continuing care retirement communities (“CCRCs”); (ii) medical office buildings (“MOBs”); (iii) hospitals; (iv) skilled nursing facilities (“SNFs”); and (v) other healthcare facilities, including laboratory and office buildings. For business segment financial data, see our consolidated financial statements included elsewhere in this report.

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

Healthcare Industry

Healthcare is the single largest industry in the United States, representing 16% of U.S. Gross Domestic Product (“GDP”) in 2004 and growing at a rate faster than the overall economy.

Healthcare Expenditures Rising as a Percentage of GDP

Source: Centers for Medicare and Medicaid, December 2006.

(1)          Compound Annual Growth Rate (“CAGR”)

The delivery of healthcare services requires real estate and as a consequence, healthcare providers depend on real estate to maintain and grow their businesses. HCP believes that the current healthcare real estate market provides an investment opportunity due to the:

•       Likelihood of consolidation of the fragmented healthcare real estate sector;

•       Specialized nature of healthcare real estate investing; and

•       Compelling demographics driving the demand for healthcare services.

Senior citizens are the largest consumers of healthcare services. According to the Centers for Medicare and Medicaid, on a per capita basis, the 75 years and older segment of the population spends 75% more on healthcare than the 65 to 74-year-old segment and nearly 300% more than the population average.

U.S. Population Over 65 Years Old

Source: U.S. Census Bureau, Statistical Abstract of the United States: 2004-2005.

Business Strategy

We are organized to invest in healthcare-related facilities. Our primary goal is to increase shareholder value through profitable growth. Our investment strategy to achieve this goal is based on three principles—opportunistic investing, portfolio diversification, and conservative financing.

Opportunistic Investing

We make real estate investments that are expected to drive profitable growth and create long-term shareholder value. We attempt to position ourselves to create and take advantage of situations to meet our goals and investment criteria. We invest in properties directly and through joint ventures, and provide secured financing, depending on the nature of the investment opportunity.

Portfolio Diversification

We believe in maintaining a portfolio of healthcare-related real estate diversified by sector, geography, operator and investment product. Diversification within the healthcare industry reduces the likelihood that a single event would materially harm our business. This allows us to take advantage of opportunities in different markets based on individual market dynamics. While pursuing our strategy of maintaining diversification in our portfolio, there are no specific limitations under our certificate of incorporation and bylaws on the percentage of our total assets that may be invested in any one property, property type, geographic location or in the number of properties which we may invest in, lease or lend to a single operator. With investments in multiple sectors of healthcare real estate, HCP can focus on opportunities with the best risk/reward profile for the portfolio as a whole, rather than having to choose from transactions within a specific property type.

Conservative Financing

We believe a conservative balance sheet provides us with the ability to execute our opportunistic investing approach and portfolio diversification principles. We maintain our conservative balance sheet by actively managing our debt to equity levels and maintaining available sources of liquidity, such as our revolving line of credit. Our debt is primarily fixed rate, which reduces the impact of rising interest rates on our operations. Generally, we attempt to match the long-term duration of our leases with long-term fixed-rate financing.

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

Transaction Overview

Mergers with CNL Retirement Properties, Inc. and CNL Retirement Corp.

On October 5, 2006, we closed our merger with CNL Retirement Properties, Inc. (“CRP”) for aggregate consideration of approximately $5.3 billion. In the CRP merger, we paid an aggregate of $2.9 billion of cash, issued 22.8 million shares of our common stock, and we either assumed or refinanced approximately $1.7 billion of CRP’s outstanding debt. We initially financed the cash consideration paid to CRP stockholders and the expenses related to the transaction through an offering of senior notes, a draw down under new term and bridge loan facilities and a new three-year revolving credit facility. Our results of operations for 2006 include the results of the combined company beginning on October 5, 2006. For more information about the CRP merger, see Note 5 to our Consolidated Financial Statements.

Simultaneous with the closing of the merger with CRP, we also merged with CNL Retirement Corp. (“CRC”) for aggregate consideration of approximately $120 million, which included the issuance of 4.4 million shares of our common stock.

Investment Transactions

During 2006, including the CRP merger discussed above, we acquired interests in properties aggregating $5.9 billion with an average yield of 6.9%. Our 2006 investments were made in the following healthcare sectors: (i) 77% senior housing facilities; (ii) 19% MOBs; (iii) 3% hospitals; and (iv) 1% other healthcare facilities. Our 2006 real estate investments included the following:

•       During the three months ended March 31, 2006, we acquired 13 medical office buildings for $138 million, including non-managing member LLC units (“DownREIT units”) valued at $6 million, in related transactions. The 13 buildings, with 730,000 rentable square feet, have an initial yield of 7.3%.

•       On May 31, 2006, we acquired nine assisted living and independent living facilities for $99 million, including assumed debt valued at $61 million, through a sale-leaseback transaction. These facilities have an initial lease term of ten years, with two ten-year renewal options. The initial annual lease rate is approximately 8.0% with annual CPI-based escalators.

•       On November 30, 2006, we acquired four assisted living and independent living facilities for $51 million, through a sale-leaseback transaction. These facilities have an initial lease term of ten years, with two ten-year renewal options. The initial annual lease rate is approximately 8.0% with annual escalators based on the Consumer Price Index (“CPI”).

During 2006, we sold 83 properties for $512 million and recognized gains of approximately $275 million. These sales included 69 SNFs sold on December 1, 2006, for $392 million with gains of approximately $226 million. On or before December 1, 2006, tenants for nine SNFs exercised rights of first refusal to acquire such facilities. The sales of the nine SNFs for $52 million are expected to be completed by June 30, 2007.

On November 17, 2006, we purchased $300 million senior secured notes issued by a HCA Inc. These notes accrue interest at 9.625%, mature on November 15, 2016, and are secured by second-priority liens on the HCA’s and its subsidiary guarantors’ assets.

On January 31, 2007, we acquired three long-term acute care hospitals and received proceeds of $36 million in exchange for 11 skilled nursing facilities valued at approximately $77 million. The three acquired properties have an initial lease term of ten years, with two ten-year renewal options, and an initial contractual yield of 12% with escalators based on the lessee’s revenue growth. The acquired properties are included in a new master lease that contains 14 properties leased to the same operator.

On February 9, 2007, we acquired the Medical City Dallas campus, which includes two hospital towers, six medical office buildings, and three parking garages, for approximately $347 million, including non-managing member LLC units (“DownREIT units’’) valued at $174 million. The initial yield on this campus is approximately 7.3%.

Joint Venture Transactions

On October 27, 2006, we formed an MOB joint venture with an institutional capital partner. The joint venture includes 13 properties valued at $140 million and encumbered by $92 million of mortgage debt. Upon formation, we received approximately $36 million in proceeds, including a one-time acquisition fee of $0.7 million. We retained an effective 26% interest in the venture, will act as the managing member, and will receive ongoing asset management fees.

On November 30, 2006, we acquired the interest held by an affiliate of General Electric Company in HCP Medical Office Portfolio, LLC (“HCP MOP”), for $141 million. We are now the sole owner of the venture and its 59 MOBs, which have approximately four million rentable square feet. At closing, $251 million of mortgage debt encumbered these MOBs.

On January 5, 2007, we formed a senior housing joint venture with an institutional capital partner. The joint venture includes 25 properties valued at $1.1 billion and encumbered by a $686 million secured debt facility. Upon formation, we received approximately $280 million in proceeds, including a one-time acquisition fee of $5.4 million. Including the $446 million recently received from the secured debt facility with Fannie Mae discussed below, we received $726 million in total proceeds. We retained a 35% interest in the venture, will act as the managing member, and will receive ongoing asset management fees.

Capital Market Transactions

During 2006, in addition to the mortgage debt issued under the Fannie Mae facility discussed below, we obtained $165 million of ten-year mortgage financing with a weighted average effective yield of 6.36% in five separate transactions. We received net proceeds of $162 million, which were used to repay outstanding indebtedness and for other general corporate purposes.

On February 27, 2006, we issued $150 million of 5.625% senior unsecured notes due in 2013. The notes were priced at 99.071% of the principal amount for an effective yield of 5.788%. We received net proceeds of $149 million, which were used to repay outstanding indebtedness and for other general corporate purposes.

On September 19, 2006, we issued $1 billion of senior unsecured notes, which consisted of $300 million of floating rate notes due in 2008, $300 million of 5.95% notes due in 2011, and $400 million of 6.30% notes due in 2016. We received net proceeds of $994 million, which together with cash on hand and borrowings under the new credit facilities were used to repay our then existing credit facility and to finance the CRP merger.

On October 5, 2006, in connection with the CRP merger, we entered into credit agreements with a syndicate of banks providing for aggregate borrowings of $3.4 billion. The credit facilities included a $0.7 billion bridge loan, a $1.7 billion two-year term loan, and a $1.0 billion three-year revolving credit facility. As of December 31, 2006, we had repaid the bridge loan and borrowings under the term loan were reduced to $0.5 billion. In addition, through our capital market transactions in January 2007, we fully repaid the balance outstanding under the term loan.

On November 10, 2006, we issued 33.5 million shares of common stock. We received net proceeds of approximately $960 million, which were used to repay our bridge loan facility and borrowings under our term loan and revolving credit facilities.

On December 4, 2006, we issued $400 million of 5.65% senior unsecured notes due in 2013. The notes were priced at 99.768% of the principal amount for an effective yield of 5.69%. We received net proceeds of $396 million, which were used to repay borrowings under our term loan facility.

On December 21, 2006, in anticipation of our senior housing joint venture that closed on January 5, 2007, we expanded an existing secured debt facility with Fannie Mae to $686 million, receiving $446 million in proceeds. The Fannie Mae facility bears interest at a weighted average rate of 5.66%. The funds from the expanded debt facility were used to repay borrowings under our term loan facility.

On January 19, 2007, we issued 6.8 million shares of common stock. We received net proceeds of approximately $261 million, which were used to repay borrowings under our term loan facility.

On January 22, 2007, we issued $500 million of 6.00% senior unsecured notes due in 2017. The notes were priced at 99.323% of the principal amount for an effective yield of 6.09%. We received net proceeds of $493 million, which were used to repay borrowings under our term loan and revolving credit facilities.

Other Events

During the year ended December 31, 2006, we issued approximately 797,000 shares of our common stock under our Dividend Reinvestment and Stock Purchase Plan at an average price per share of $28.68 for proceeds of $22.9 million.

Quarterly dividends paid during 2006 aggregated $1.70 per share. On January 29, 2007, we announced that our Board of Directors declared a quarterly common stock cash dividend of $0.445 per share. The common stock dividend will be paid on February 21, 2007, to stockholders of record as of the close of business on February 5, 2007. The annualized rate of distribution for 2007 is $1.78, compared with $1.70 for 2006, which represents a 4.7% increase. Our Board of Directors has determined to continue its policy of considering dividend increases on an annual rather than quarterly basis.

Properties

Portfolio Summary

Our portfolio of investments at December 31, 2006 includes direct investments in healthcare-related properties, mortgage loans, and investments through joint ventures. Our properties include hospitals, skilled nursing facilities, senior housing facilities, medical office buildings, and other healthcare facilities. As of and for the year ended December 31, 2006, our portfolio of investments, excluding assets held for sale and classified as discontinued operations, consists of the following (square feet and dollars in thousands):

	Number				2006
Property Type	of Properties	Capacity(1)	Square Feet	Investment(2)	Rental Revenues	Operating Expenses	NOI(4)
Owned properties:
Hospital	33	3,356 Beds	3,650	$871,394	$94,481	$—	$94,481
Skilled nursing	65	7,404 Beds	2,447	313,180	42,253	94	42,159
Senior housing	271	28,333 Units	24,251	3,968,837	181,500	12,491	169,009
Medical office building	246	N/A	14,952	2,366,692	176,840	66,528	110,312
Other	30	N/A	1,626	262,898	29,024	6,009	23,015
	645		46,926	$7,783,001	$524,098	$85,122	$438,976
Owned properties held for contribution(3):
Senior housing	25	5,633 Units	5,566	1,100,600	20,043	—	20,043
Medical office building	—	—	—	—	12,880	4,064	8,816
Total owned properties	670		52,492	$8,883,601	$557,021	$89,186	$467,835
Direct financing leases:
Senior housing	32	3,143 Units	1,969	$675,500
Mortgage loans:
Hospital	2	170 Beds	311	$75,083
Skilled nursing	4	596 Beds	197	19,987
Senior housing	5	180 Units	189	26,411
Total mortgage loans	11		697	$121,481
Unconsolidated joint ventures:
Senior housing	4	412 Units	235	$139
Medical office building	14	N/A	789	20,077
Total unconsolidated joint ventures	18		1,024	$20,216

See Note 21 to the Consolidated Financial Statements for additional information on our business segments.

(1)          Senior housing facilities are stated in units (e.g., studio, one or two bedroom units). Medical office buildings and other healthcare facilities are measured in square feet. Hospitals and skilled nursing facilities are measured by licensed bed count.

(2)          Investment for owned properties represents the carrying amount of real estate assets, including intangibles, after adding back accumulated depreciation and amortization, and excludes assets held for sale and classified as discontinued operations. Investment for direct financing leases represents the carrying amount of direct financing leases, after deducting interest accretion. Investment for mortgage loans receivable and unconsolidated joint ventures represents the carrying amount of our investment.

(3)          On January 5, 2007, we formed a joint venture for 25 senior housing assets and retained a 35% interest in the venture. The carrying value of the 25 senior housing facilities is classified as real estate held for contribution on our consolidated balance sheet at December 31, 2006. On October 13, 2006, we formed a joint venture with 13 MOBs and retained an effective 26% interest in the venture. The disposition of a portion of our interest in the 25 senior housing assets and 13 MOBs met the definition under Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”) for the assets to qualify as held for sale, however, the operations are not classified as discontinued operations resulting from our continuing interest in the ventures. The operating results of these properties prior to the formation of the ventures are included in the Company’s continuing operations. The number of properties, capacity, square footage, and investment for the 13 MOBs are included under the caption of unconsolidated joint ventures.

(4)          Net Operating Income from Continuing Operations (“NOI”) is a non-GAAP supplemental financial measure used to evaluate the operating performance of real estate properties. We define NOI as rental revenues, including tenant reimbursements, less property level operating expenses, which excludes depreciation and amortization, general and administrative expenses, impairments, interest expense and discontinued operations. We believe NOI provides investors relevant and useful information because it measures the operating performance of our real estate at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and assess property level performance. We believe that net income is the most directly comparable GAAP (U.S. generally accepted accounting principals) measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income as defined by GAAP since it does not reflect the aforementioned excluded items. Further, NOI may not be comparable to that of other real estate investment trusts, as they may use different methodologies for calculating NOI. The following reconciles NOI to Net Income for 2006 (in thousands):

Amount
Net operating income from continuing operations	$467,835
Equity loss from unconsolidated joint ventures	8,331
Income from direct financing leases	15,008
Investment management fee income	3,895
Interest and other income	34,832
Interest expense	(213,304)
Depreciation and amortization	(144,215)
General and administrative expense	(47,370)
Impairments	(3,577)
Minority interests	(14,805)
Total discontinued operations	310,917
Net income	$417,547

Unconsolidated Joint Ventures

The following is summarized unaudited information for our unconsolidated joint ventures as of and for the year ended December 31, 2006 (square feet and dollars in thousands):

					2006
Property Type	Number of Properties	Capacity(1)	Square Feet	Joint Venture Investment(2)	Total Revenues	Total Operating Expenses
Senior housing	4	412 Units	235	$20,178	$2,303	$1,428
Medical office building	14	N/A	789	150,875	5,205	1,674
Total	18		1,024	$171,053	$7,508	$3,102

(1)          Senior housing facilities are stated in units (e.g., studio, one or two bedroom units) and medical office buildings are measured in square feet.

(2)          Represents the carrying amount of real estate assets within the joint ventures, including intangibles, after adding back accumulated depreciation and amortization.

Healthcare Sectors and Property Types

We have investments in senior housing facilities, medical office buildings, hospitals, skilled nursing facilities, and other healthcare facilities. Certain tenants of our properties are reliant on government reimbursements, such as those from Medicare and Medicaid. See “Governmental Regulation” for the potential impact on the value of our investments and our results of operations. The following describes the nature of the operations of our tenants and borrowers.

Senior Housing Facilities.   We have interests in 337 senior housing facilities, including four properties in unconsolidated joint ventures. Senior housing properties include ILFs, ALFs and CCRCs, which cater to different segments of the elderly population based upon their needs. Services provided by our tenants in these facilities are primarily paid for by the residents directly or through private insurance and are less reliant on government reimbursement programs such as Medicaid and Medicare.

•       Independent Living Facilities.   ILFsare designed to meet the needs of seniors who choose to live in an environment surrounded by their peers with services such as housekeeping, meals and activities. These residents generally do not need assistance with activities of daily living (“ADLs”), including bathing, eating and dressing. However, residents have the option to contract for these services.

•       Assisted Living Facilities.   ALFs are licensed care facilities that provide personal care services, support and housing for those who need help with ADLs yet require limited medical care. The programs and services may include transportation, social activities, exercise and fitness programs, beauty or barber shop access, hobby and craft activities, community excursions, meals in a dining room setting and other activities sought by residents. These facilities are often in apartment-like buildings with private residences ranging from single rooms to large apartments. Certain ALFs may offer higher levels of personal assistance for residents with Alzheimer’s disease or other forms of dementia. Levels of personal assistance are based in part on local regulations.

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

Medical Office Buildings.   We have interests in 260 MOBs, including 14 properties owned by unconsolidated joint ventures. These facilities typically contain physicians’ offices and examination rooms, and may also include pharmacies, hospital ancillary service space and outpatient services such as diagnostic centers, rehabilitation clinics and day-surgery operating rooms. While these facilities are similar to commercial office buildings, they require more plumbing, electrical and mechanical systems to accommodate multiple exam rooms that may require sinks in every room, brighter lights and special equipment such as medical gases.

Hospitals.   We have interests in 35 hospitals, which include 13 acute care, 11 rehabilitation, four long-term acute care and seven specialty hospitals. Services provided by our tenants in these facilities are paid for by private sources, third-party payors (e.g., insurance and HMOs), or through the Medicare and Medicaid programs.

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

•       Long-Term Acute Care Hospitals.   Long-term acute care hospitals provide care for patients with complex medical conditions that require longer stays and more intensive care, monitoring, or emergency back-up than that available in most skilled nursing-based programs.

•       Specialty Hospitals.   Specialty hospitals are licensed as acute care hospitals but focus on providing care in specific areas such as cardiac, orthopedic and women’s conditions or specific procedures such as surgery and are less likely to provide emergency services.

•       Rehabilitation Hospitals.   Rehabilitation hospitals provide inpatient and outpatient care for patients who have sustained traumatic injuries or illnesses, such as spinal cord injuries, strokes, head injuries, orthopedic problems, work-related disabilities and neurological diseases.

Skilled Nursing Facilities.   We have interests in 69 SNFs. SNFsoffer restorative, rehabilitative and custodial nursing care for people not requiring the more extensive and sophisticated treatment available at hospitals. Ancillary revenues and revenue from sub-acute care services are derived from providing services to residents beyond room and board and include occupational, physical, speech, respiratory and intravenous therapy, wound care, oncology treatment, brain injury care and orthopedic therapy as well as sales of pharmaceutical products and other services. Certain skilled nursing facilities provide some of the foregoing services on an out-patient basis. Skilled nursing services provided by our tenants in these facilities are primarily paid for either by private sources, or through the Medicare and Medicaid programs.

Other Healthcare Facilities.   We have investments in 30 healthcare laboratory and biotech research facilities. These facilities are designed to accommodate research and development in the bio-pharmaceutical industry, drug discovery and development, and predictive and personalized medicine. Our investments include physician group practice clinic facilities, health and wellness centers, and facilities used for other healthcare purposes. The physician group practice clinics generally provide a broad range of medical services through organized physician groups representing various medical specialties. Health and wellness centers provide testing and preventative health maintenance services.

Investment Products

Owned and Joint Venture Property Investments

The Company holds its investments as wholly owned or in the form of unconsolidated joint ventures with third-party investors. As of December 31, 2006, we had investments in 731 properties, including 18 properties through joint ventures. Whether owned wholly or through joint ventures, the owned properties may be characterized as one of three types: triple-net leased property, operating property or development property.

Triple-net Leased Properties:

Triple-net leased properties are primarily single-tenant buildings leased to a healthcare provider under a triple-net lease. Pursuant to triple-net leases, tenants pay base rent and all operating expenses incurred at the property, including utilities, property taxes, insurance, and repairs and maintenance. Certain leases contain annual base rent escalations based on a predetermined fixed rate, an inflation index or some other factor. Other leases may require tenants to pay additional rent based upon the operator’s achievement of specific performance thresholds. The amount of additional rent may be based on a percentage of the facility’s revenues in excess of revenues for a specific base period or on the funds available for lease payment after base rent and operating expenses. As of December 31, 2006, the weighted average remaining term, excluding unexercised renewal options, on our triple-net leased properties is approximately 11 years.

We typically require credit enhancements to cover short falls in the event the tenant does not generate enough cash flow to pay rent. The ability of certain senior housing lessees to satisfy their obligations under leases acquired from CRP depends primarily on the properties’ operating results. Some of these leases have credit enhancements that have either expired or will expire either by the passage of time or upon the full utilization of the credit enhancement. In addition, the terms of certain leases acquired in the CRP acquisition also provide for the tenant to maintain reserves to fund expenditures to refurbish buildings, premises and equipment to maintain the facilities in a manner that allows for the operation of the facilities for their intended purpose. To the extent the credit enhancements or reserves are inadequate, the tenant may not be able to make rent payments to us when due or we may be required to fund such amounts.

The first year annual base rental rates on properties we acquired during 2006 ranged from 6.8% to 9.0% of the purchase price of the property. Rental rates vary by lease, taking into consideration many factors, including:

•       creditworthiness of the tenant;

•       operating performance of the facility;

•       credit support arrangements;

•       cost of capital at the inception of the lease;

•       location, type and physical condition of the facility;

•       barriers to entry, such as certificates of need, competitive development and constraining high land costs; and

•       lease term.

Operating Properties:

Our operating properties are typically multi-tenant medical office buildings that are leased to multiple healthcare providers (hospitals and physician practices) under a gross, modified gross or net lease structure. Under a gross or modified gross lease, all or a portion of operating expenses are not reimbursed by tenants. Most of our owned MOBs are managed by third-party property management companies and 21 are leased on a net basis while 239 are leased to multiple tenants under gross or modified gross leases pursuant to which we are responsible for certain operating expenses. Regardless of lease structure, most of our leases at operating properties include annual base rent escalation clauses that are either predetermined fixed increases or are a function of an inflation index, and typically have an initial term ranging from one to 15 years, with a weighted average remaining term of approximately five years as of December 31, 2006.

The following table reflects the annual reduction in revenue (based on 2007 contractual lease payments) for owned triple-net leased and operating properties resulting from lease expirations, absent the impact of renewals, if any (in thousands):

Year	Triple-net Leased	Operating Properties	Total(1)
2007	$5,587	$35,811	$41,398
2008	8,752	40,158	48,910
2009	45,670	33,601	79,271
2010	9,931	37,850	47,781
2011	17,573	25,781	43,354
Thereafter	410,559	104,204	514,763
Total	$498,072	$277,405	$775,477

(1)          Excludes direct financing leases, assets classified as held for contribution, and assets held for sale and classified as discontinued operations.

Development Properties:

We generally commit to development projects only if they are at least 50% pre-leased. We use internal and external construction management expertise to evaluate local market conditions, construction costs and other factors to seek appropriate risk-adjusted returns. During 2006, we completed and placed into service approximately $36 million of development properties.

Investment Management Platform:

We co-invest in real estate with institutional investors through partnerships, limited liability companies, and joint ventures. We target investors with long-term investment horizons who seek to benefit from our expertise in healthcare real estate. Typically, we retain interests in the ventures ranging from 20% to 35% and serve as the managing member. Our co-investment ventures generally allow us to earn acquisition fees, asset management fees or priority distributions, and have the potential for promoted interests or incentive distributions based on performance of the venture. On October 27, 2006 and January 5, 2007, a total of $1.3 billion in medical office and senior housing assets were placed into joint ventures.

Investments in Secured Loans, Direct Financing Leases and Debt Securities

We have investments in 10 mortgage loans secured by 11 properties that are owned and operated by 9 healthcare providers. Our secured loan investments typically consist of senior mortgages or mezzanine financing on individual properties or a pool of properties. At December 31, 2006, the carrying amount of these mortgage loans totaled $121.5 million. The interest rates on mortgage loans outstanding at

December 31, 2006 ranged from 7.5% to 13.5% per annum. Our mortgage loans generally include prepayment penalties or yield maintenance provisions.

At December 31, 2006 we had investments in 32 properties that are accounted for under direct financing leases with original terms that range from five to 35 years. Certain leases contain provisions that allow the tenants to elect to purchase the properties during or at the end of the lease terms for the aggregate initial investment amount plus adjustments, if any, as defined in the lease agreements.

We also have investments in senior secured second lien notes of HCA Inc., which are classified as debt securities and are recorded at fair value. At December 31, 2006, the fair value of these senior secured notes was $322.5 million and they are classified as available for sale. These notes accrue interest at a rate of 9.625%, mature in 2016, and are secured by second-priority liens on HCA’s and its subsidiary guarantors’ assets. The issuer of these notes may elect to pay interest in cash, by increasing the principal amount of the notes for the entire amount of the interest payments, or by paying half of the interest in cash and half in additional notes. The first payment due on May 15, 2007 is payable only in cash. After November 15, 2011, all interest on these notes will be payable in cash. If the issuer elects to pay with additional principal amounts or additional notes, the accrual rate is at 10.375%.

Operator Concentration

The following table provides information about the concentration of business with our top five operators for the year ended December 31, 2006 (dollars in thousands):

Operators	Facilities	Investment(1)	Percentage of Revenue(2)
Sunrise Senior Living (NYSE:SRZ) (“Sunrise”)	106	$2,245,673	5%
Brookdale Senior Living Inc. (NYSE:BKD) (“Brookdale”)	23	668,637	8
Tenet Healthcare Corporation (NYSE:THC) (“Tenet”)	8	423,497	9
Summerville Healthcare Group (“Summerville”)	31	274,842	4
Emeritus Corporation (AMEX:ESC) (“Emeritus”)	36	245,676	5

(1)          Represents the carrying amount of real estate assets, including intangibles, after adding back accumulated depreciation and amortization.

(2)          106 properties managed by Sunrise and six properties managed by Brookdale were acquired from CRP on October 5, 2006.

All of our properties associated with the aforementioned operators are primarily under triple-net leases. These operators, excluding Summerville, are subject to the informational filing requirements of the Securities Exchange Act of 1934, as amended, and are required to file periodic reports with the Securities and Exchange Commission. Financial and other information relating to these operators may be obtained from their public reports.

According to public disclosures by Tenet and Sunrise, these companies are experiencing various legal, financial, and regulatory difficulties. We cannot predict with certainty the impact, if any, of the outcome of these uncertainties on their financial condition. The failure or inability of these operators to pay their obligations could materially reduce our revenues, net income and cash flows, which could in turn reduce the amount of cash available for the payment of dividends, cause our stock price to decline and cause us to incur impairment charges or a loss on the sale of the properties.

One of our hospitals located in Tarzana, California is operated by Tenet and is affected by State of California Senate Bill 1953, which requires certain seismic safety building standards for acute care hospital facilities. See “Government Regulation—California Senate Bill 1953” for more information.

Joint Ventures

Consolidated Joint Ventures

At December 31, 2006, we held ownership interests in 23 consolidated limited liability companies and partnerships that together own 85 properties and one mortgage, and an interest in one unconsolidated joint venture including the following:

•       A 77% interest in Health Care Property Partners, which owns two hospitals, seven skilled nursing facilities and has one mortgage on a skilled nursing facility.

•       A 93% interest in HCPI/Sorrento, LLC, which owns a life science facility.

•       A 90% interest in HCPI VPI Sorrento II, LLC, which owns four laboratory, office and biotechnology manufacturing buildings.

•       A 95% interest in HCPI/Indiana, LLC, which owns six medical office buildings.

•       A 36% interest in HCPI/Tennessee, LLC, which owns 14 medical office buildings and one assisted living facility.

•       A 70% interest in HCPI/Utah, LLC, which owns 18 medical office buildings.

•       A 66% interest in HCPI/Utah II, LLC, which owns eight medical office buildings and eight other healthcare facilities.

•       A 75% interest in HCP DR California, LLC, which owns four independent and assisted living facilities.

•       An 85% interest in HCP Birmingham Portfolio LLC, which owns a 30% interest in HCP Ventures III, LLC. HCP Ventures III, LLC owns 13 medical office buildings.

Unconsolidated Joint Ventures

At December 31, 2006, we held ownership interests in six unconsolidated limited liability companies and partnerships that together own 18 properties as follows:

•       An effective 26% interest in HCP Ventures III, LLC which owns 13 medical office buildings.

•       A 45% to 50% interest in each of four limited liability companies (Seminole Shores Living Center, LLC—50%, Edgewood Assisted Living Center, LLC—45%, Arborwood Living Center, LLC—45%, and Greenleaf Living Center, LLC—45%) which each own an assisted living facility.

•       A 67% interest in Suburban Properties, LLC which owns one medical office building.

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

As of December 31, 2006, we owned interests in two subsidiaries which are intended to be treated as taxable REIT subsidiaries (each a “TRS”). A REIT may own any percentage of the voting stock and value of the securities of a corporation which jointly elects with the REIT to be a TRS, provided certain requirements are met. A TRS generally may engage in any business, including the provision of customary or noncustomary services to tenants of its parent REIT and of others, except a TRS may not manage or operate a hotel or healthcare facility. A TRS is treated as a regular corporation and is subject to federal income tax and applicable state income and franchise taxes at regular corporate rates. In addition, a 100% tax may be imposed on a REIT if its rental, service or other agreements with its TRS, or the TRS’s agreements with the REIT’s tenants, are not on arm’s-length terms.

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

These laws and regulations are subject to frequent and substantial changes resulting from legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing law. These changes may have a dramatic effect on the definition of permissible or impermissible activities, the relative costs associated with doing business and the amount of reimbursement by government and other third-party payors. These changes may be applied retroactively. The ultimate timing or effect of these changes cannot be predicted. The failure of any tenant or borrower to comply with such laws, regulations and requirements could affect its ability to operate its facility or facilities and could adversely affect such operator’s ability to make lease or debt payments to us, which in turn may affect the value of our investments.

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

Each of these laws include criminal and/or civil penalties for violations that range from punitive sanctions, damage assessments, penalties, imprisonment, denial of Medicare and Medicaid payments, and/or exclusion from the Medicare and Medicaid programs. Imposition of any of these types of penalties on our tenants or borrowers could result in a material adverse effect on their operations, which could adversely affect our business. Additionally, certain laws, such as the False Claims Act, allow for individuals to bring qui tam (whistleblower) actions on behalf of the government for violations of fraud and abuse laws. Some Medicare Administrative Contractors (private companies that contract with Centers for Medicare & Medicaid Services (“CMS”) to administer the Medicare program) have also increased scrutiny of cost reports filed by skilled nursing providers.

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

The Medicare and Medicaid Programs.   Sources of revenue for operators may include the federal Medicare program, state Medicaid programs, private insurance carriers, healthcare service plans and health maintenance organizations, among others. Efforts to reduce costs by these payors will likely continue, which may result in reduced or slower growth in reimbursement for certain services provided by some of our operators. In addition, the failure of any of our operators to comply with various laws and regulations could jeopardize their certification and ability to continue to participate in the Medicare and Medicaid programs. Medicaid programs differ from state to state but they are all subject to federally-imposed requirements. At least 50% of the funds available under these programs are provided by the federal government under a matching program. Medicaid programs generally pay for acute and rehabilitative care based on reasonable costs at fixed rates; skilled nursing facilities are generally reimbursed using fixed daily rates. Medicaid payments are generally below retail rates for tenant-operated facilities, and the Deficit Reduction Act of 2005 may further reduce Medicaid reimbursement, as the Act included cuts of approximately $4.8 billion over five years to the Medicaid program. Increasingly, states have introduced managed care contracting techniques into the administration of Medicaid programs. Such mechanisms could have the impact of reducing utilization of and reimbursement to facilities. Other third-party payors in various states base payments on costs, retail rates or, increasingly, negotiated rates. Negotiated rates can include discounts from normal charges, fixed daily rates and prepaid capitated rates.

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

California Senate Bill 1953.   Our hospital located in Tarzana, California is affected by State of California Senate Bill 1953 (SB 1953), which requires certain seismic safety building standards for acute care hospital facilities. This hospital is operated by Tenet under a lease expiring in February 2009. We and Tenet are currently reviewing the SB 1953 compliance of this hospital, multiple plans of action to cause such compliance, the estimated time for completing the same, and the cost of performing necessary remediation of the property. We cannot currently estimate the remediation costs that will need to be incurred prior to 2013 in order to make the facility SB 1953-compliant through 2030, or the final allocation of any remediation costs between us and Tenet. Rent on the hospital in 2006 and 2005 was $10.8 million in each year and the carrying amount of the facility is $73.9 million at December 31, 2006.

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

In December of 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act established an 18-month moratorium on the “whole hospital exception” to the Stark law, whereby physicians have been permitted to refer patients for Designated Health Services to hospitals in which they have an ownership interest. On August 8, 2006, CMS released its final report and plan to address issues relating to physician investment in specialty hospitals. Specialty hospitals include hospitals primarily or exclusively engaged in the care and treatment of cardiac conditions or orthopedic conditions, or hospitals that perform certain surgical procedures. CMS’ strategic plan includes strict enforcement of federal fraud and abuse laws for improper investments, disclosure of information regarding physician investment and compensation arrangements, acceptance of emergency transfer cases even if the specialty hospital lacks an emergency department, and changes to the hospital inpatient prospective and ambulatory surgical center payment systems. CMS declined to extend the moratorium on approving new specialty hospitals, despite a request for an extension by two senators. In light of continued interest in specialty hospital regulation, there is a risk that legislation could be adopted that affects the operation of specialty hospitals. The specialty hospital issue is controversial and after significant discussion and legislation, the current federal government permitted operation of specialty hospitals; however, there can be no assurance that a new Congress or Administration would continue similar treatment of specialty hospitals. Our hospital tenants may face additional competition from an increased number of specialty hospitals, including specialty hospitals owned by physicians currently on staff at tenant hospitals.

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

Employees

At December 31, 2006, we had 165 full-time employees and no part-time employees, none of whom are subject to a collective bargaining agreement. We consider our relations with our employees to be good.

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

Tenet Healthcare Corporation and Sunrise Senior Living account for a significant percentage of our revenues and are currently experiencing significant legal, financial and regulatory difficulties.

During 2006, Tenet Healthcare Corporation and Sunrise Senior Living accounted for approximately 9% and 5%, respectively, of our revenues. The properties managed by Sunrise were acquired from CRP on October 5, 2006. According to public disclosures, Tenet and Sunrise are experiencing significant legal, financial and regulatory difficulties. We cannot predict with certainty the impact, if any, of the outcome of these uncertainties on our consolidated financial statements. The failure or inability of Tenet or Sunrise to pay its obligations could materially reduce our revenue, net income and cash flows, which could adversely affect the value of our common stock and could cause us to incur impairment charges or a loss on the sale of the properties.

Our operators are faced with increased litigation and rising insurance costs that may affect their ability to make their lease or mortgage payments.

In some states, advocacy groups have been created to monitor the quality of care at healthcare facilities, and these groups have brought litigation against operators. Also, in several instances, private litigation by patients has succeeded in winning very large damage awards for alleged abuses. The effect of this litigation and potential litigation has been to materially increase the costs incurred by our operators for monitoring and reporting quality of care compliance. In addition, the cost of liability and medical malpractice insurance has increased and may continue to increase so long as the present litigation environment affecting the operations of healthcare facilities continues. Continued cost increases could cause our operators to be unable to make their lease or mortgage payments, potentially decreasing our revenue and increasing our collection and litigation costs. Moreover, to the extent we are required to take back the affected facilities, our revenue from those facilities could be reduced or eliminated for an extended period of time.

Decline in the skilled nursing sector and changes to Medicare and Medicaid reimbursement rates may have significant adverse consequences to us.

During 2006, our skilled nursing properties accounted for approximately 7% of our revenues. Certain of our skilled nursing operators and facilities continue to experience operating problems in part due to a national nursing shortage, increased liability insurance costs, and low levels of Medicare and Medicaid reimbursement. Due to economic challenges facing many states, nursing homes will likely continue to be under-funded. These challenges have had, and may continue to have, an adverse effect on our long-term care facilities and facility operators.

We may rely on credit enhancements to our leases for minimum rent payments.

Our leases may have credit enhancement provisions, such as guarantees or shortfall reserves provided by tenants or operators. These credit enhancement provisions may terminate at either a specific time during the lease term or once net operating income of the property exceeds a specified amount. These provisions may also have limits on the overall amount of the credit enhancement. After the termination of a credit enhancement, or in the event that the maximum limit of a credit enhancement is reached, we may only look to the tenant to make lease payments. In the event that a credit enhancement has expired or the maximum limit has been reached, or in the event that a provider of a credit enhancement is unable to meet its obligations, our results of operations and our cash available for distribution could be adversely affected if our properties are unable to generate sufficient funds from operations to meet minimum rent payments and the tenants do not otherwise have the resources to make the rent payments. Our tenants may be thinly capitalized entities that rely on the cash flow generated from the properties to fund rent obligations under their lease.

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

Because transfers of healthcare facilities may be subject to regulatory approvals not required for transfers of other types of commercial operations and other types of real estate, there may be delays in transferring operations of our facilities to successor operators or we may be prohibited from transferring operations to a successor operator. In addition, substantially all of our properties are healthcare facilities that may not be easily adapted to non-healthcare-related uses. If we are unable to transfer properties at times opportune to us, our revenue and operations may suffer.

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

At December 31, 2006, our total consolidated indebtedness was approximately $6.2 billion, of which approximately $1.7 billion, or 27%, is subject to variable interest rates. This variable rate debt had a weighted average interest rate of approximately 6.1% per annum. Increases in interest rates on this variable rate debt would increase our interest expense, which could harm our cash flow and our ability to service our indebtedness.

Our acquisition of additional properties may have an adverse effect on our business, liquidity, financial position, credit ratings and/or results of operations

As part of our business strategy, we actively acquire healthcare facilities. Our recent acquisition of CRP and CRC is an example of the execution of this strategy. We may acquire healthcare facilities through various structures, including transactions involving portfolios, single assets, joint ventures and acquisitions of all or substantially all of the securities or assets of other REITs or similar real estate entities. We anticipate that our acquisitions will be financed through a combination of methods, including proceeds from equity and/or debt offerings, advances under our credit facilities and other incurrence or assumption of indebtedness. Any significant acquisition or series of acquisitions financed by incurrence of indebtedness may cause us to become highly leveraged and/or have a negative impact on the credit ratings of our senior debt and preferred stock. Additionally, newly acquired properties may fail to perform as expected. Inaccurate assumptions regarding future rental or occupancy rates could result in overly optimistic estimates of future revenues. Similarly, we may underestimate future operating expenses or the costs necessary to bring an acquired property up to standards established for its intended market position.

If we are unable to successfully integrate the operations of CRP and other target companies, our business and earnings may be negatively affected.

Mergers involve the integration of companies that have previously operated independently. Successful integration of the operations of these companies depend primarily on our ability to consolidate operations, systems, procedures, properties and personnel and to eliminate redundancies and costs. Mergers also pose other risks commonly associated with similar transactions, including unanticipated liabilities, unexpected costs and the diversion of management’s attention to the integration of our operations with those of the target companies. We cannot assure you that we will be able to integrate CRP or other target companies’ operations without encountering difficulties, including, but not limited to, the loss of key employees, the disruption of its respective ongoing businesses or possible inconsistencies in standards, controls, procedures and policies. Estimated cost savings are projected to come from various areas that our management has identified through the due diligence and integration planning process. If we have difficulties with any of these areas, we might not achieve the economic benefits we expect to result from the merger, and this may hurt our business and earnings. In addition, we may experience greater than expected costs or difficulties relating to the integration of the business of CRP or other target companies and/or may not realize expected cost savings from mergers within the expected time frame, if at all.

Our business could be adversely impacted if we have deficiencies in our disclosure controls and procedures or internal control over financial reporting.

The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While management will continue to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. In certain circumstances, the effectiveness of internal controls is dependent on information received from independent third parties. For example, we consolidate our investments in certain variable interest entities (“VIEs”) when it is determined that we are the primary beneficiary of the VIE. If management of the consolidated VIEs fails to provide us necessary financial information either in a timely manner or at all, it could adversely impact our financial reporting and our internal controls over financial reporting. Deficiencies, including any material weakness, in our internal controls over financial reporting, which may occur in the future, could result in misstatements of our results of operations, restatements of our financial statements, a decline in our stock price, or otherwise materially adversely affect our business, reputation, results of operations, financial condition or liquidity.

We lease 76 properties to a total of 9 tenants that have been identified as VIEs. We acquired these leases (variable interests) on October 5, 2006 in our acquisition of CRP. CRP determined they were not the primary beneficiary of the VIEs, and we are generally required to carry forward CRP’s accounting conclusions after the acquisition relative to their primary beneficiary assessment. We may need to reassess whether we are the primary beneficiary in the future upon the occurrence of a reconsideration event, as defined by FIN 46R. If we determine that we are the primary beneficiary in the future and consolidate the tenant, our financial statements would reflect the tenant’s facility level revenues and expenses rather than lease revenue.

Federal Income Tax Risks

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

Certain property transfers may generate prohibited transaction income, resulting in a penalty tax on gain attributable to the transaction.

From time to time, we may transfer or otherwise dispose of some of our properties. Under the Internal Revenue Code, any gain resulting from transfers of properties that we hold as inventory or primarily for sale to customers in the ordinary course of business would be treated as income from a prohibited transaction subject to a 100% penalty tax. Since we acquire properties for investment purposes, we do not believe that our occasional transfers or disposals of property are properly treated as prohibited transactions. However, whether property is held for investment purposes is a question of fact that depends on all the facts and circumstances surrounding the particular transaction. The Internal Revenue Service may contend that certain transfers or disposals of properties by us are prohibited transactions. While we believe that the Internal Revenue Service would not prevail in any such dispute, if the Internal Revenue Service were to argue successfully that a transfer or disposition of property constituted a prohibited transaction, then we would be required to pay a 100% penalty tax on any gain allocable to us from the prohibited transaction. In addition, income from a prohibited transaction might adversely affect our ability to satisfy the income tests for qualification as a real estate investment trust for federal income tax purposes.

As a result of the CRP merger and the CRC merger, we may have inherited tax liabilities and attributes from CRP and CRC.

Prior to the CRP merger, CRP was organized as a REIT for federal income tax purposes. If CRP failed to qualify as a REIT for any of its taxable years, it would be required to pay federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Unless statutory relief provisions apply, CRP would have been disqualified from treatment as a REIT for the four taxable years following the year during which it lost qualification. Because the CRP merger was treated for income tax purposes as if CRP sold all of its assets in a taxable transaction to us, if CRP did not qualify as a REIT for the taxable year of the merger, it would be subject to tax in respect of the built-in gain in all of its assets. “Built-in gain” generally means the excess of the fair market value of an asset over its adjusted tax basis. As successor-in-interest to CRP, we would be required to pay these taxes. After the merger, the nature of the assets that we acquired from CRP and the income we derive from those assets may have an effect on our tax status as a REIT.

In connection with the CRP merger, CRP’s REIT counsel rendered an opinion to us, dated as of the closing date of the merger, to the effect that CRP qualified as a REIT under the Code for the taxable years ending December 31, 1999 generally through December 31, 2005, CRP was organized in conformity with the requirements for qualification as a REIT, and CRP’s method of operation had enabled CRP to satisfy the requirements for qualification as a REIT under the Code for the taxable years ending on or prior to the closing date of the merger. This opinion was based on various assumptions and representations as to factual matters, including representations made by CRP in a factual certificate provided by one of its officers, as well as other oral and written statements of officers and other representatives of CRP and others as to the existence and consequence of certain factual and other matters.

As a result of the CRC merger, we succeeded to the assets and the liabilities of CRC, including any liabilities for unpaid taxes and any tax liabilities created in connection with the CRC merger. At the closing of the CRC merger, we received an opinion of CRC’s counsel, and CRC and its stockholders received an opinion of their counsel, substantially to the effect that, on the basis of the facts, representations and assumptions set forth or referred to in such opinions, for federal income tax purposes the CRC merger qualified as a reorganization within the meaning of Section 368(a) of the Code. To the extent that the CRC merger so qualified, no gain or loss was recognized by CRC or us in the CRC merger. If the CRC merger did not qualify as a reorganization within the meaning of Section 368(a) of the Code, the CRC merger would have been treated as a sale of CRC’s assets to HCP in a taxable transaction, and CRC would have recognized taxable gain. In such a case, as CRC’s successor-in-interest, we would be required to pay the tax on any such gain.

Assuming that the CRC merger qualified as a reorganization under the Code, we succeeded to the tax attributes and earnings and profits of CRC. To qualify as a REIT, we must distribute such earnings and profits by the close of the taxable year in which the CRC merger occurred. Any adjustments of CRC’s income for taxable years ending on or before the CRC merger, including as a result of an examination of CRC’s tax returns by the Internal Revenue Service, could affect the calculation of CRC’s earnings and profits. If the Internal Revenue Service were to determine that we acquired earnings and profits from CRC that we failed to distribute prior to the end of the taxable year in which the CRC merger occurred, we could avoid disqualification as a REIT by using “deficiency dividend” procedures. Under these procedures, we generally would be required to distribute any such earnings and profits to our stockholders within 90 days of the determination and pay a statutory interest charge at a specified rate to the Internal Revenue Service.

The opinions of counsel delivered in connection with the CRP merger and the CRC merger represent the best legal judgment of counsel and are not binding on the Internal Revenue Service or the courts. None of us, CRP or CRC has requested nor will request a ruling from the Internal Revenue Service as to the status of CRP as a REIT or the tax consequences of the CRC merger, and there can be no assurance that the Internal Revenue Service will agree with the conclusions in the above-described opinions.

ITEM 1B.       Unresolved Staff Comments

None

ITEM 2.                Properties

We are organized to invest in income-producing healthcare-related facilities. In evaluating potential investments, we consider such factors as:

•       Location, construction quality, age, condition and design of the property;

•       Geographic area, proximity to other healthcare facilities, type of property and demographic profile;

•       Whether the rent provides a competitive market return to our investors;

•       Duration, rental rates, tenant quality and other attributes of in-place leases;

•       Current and anticipated cash flow and its adequacy to meet our operational needs;

•       Availability of security such as letters of credit, security deposits, and guarantees;

•       Potential for capital appreciation;

•       Expertise and reputation of the operator;

•       Occupancy and demand for similar health facilities in the same or nearby communities;

•       An adequate mix between private and government sponsored patients at health facilities;

•       Availability of qualified operators or property managers or whether we can manage the property;

•       Potential alternative uses of the facilities;

•       Regulatory and reimbursement environment in which the properties operate;

•       Tax laws related to real estate investment trusts;

•       Prospects for liquidity through financing or refinancing; and

•       Our cost of capital.

The following summarizes our direct property investments and interests held through consolidated joint ventures and mortgage loans as of and for the year ended December 31, 2006 (square feet and dollars in thousands).

				2006
Facility Location	Number of Facilities	Capacity(1)	Investment(2)	Rental Revenues	Operating Expenses
Owned Properties:
Hospitals:		(Beds)
California	4	745	$237,805	$27,105	$—
Florida	2	312	75,719	9,896	—
Kansas	2	145	27,021	3,523	—
Louisiana	4	412	73,780	5,948	—
Texas	7	326	108,888	7,349	—
Other (11 States)	14	1,416	348,181	40,660	—
	33	3,356	$871,394	$94,481	$—
Skilled Nursing:		(Beds)
California	8	819	$24,430	$3,519	$27
Colorado	2	240	8,342	1,466	—
Indiana	15	1,554	78,495	10,700	—
Kentucky	2	188	8,082	1,178	—
Michigan	3	335	10,347	970	—
Nevada	2	266	13,100	1,971	—
Ohio	9	1,194	45,109	6,885	—
Tennessee	4	572	12,754	3,594	—
Texas	4	570	24,484	2,678	—
Virginia	9	934	63,100	6,259	—
Other (6 States)	7	732	24,937	3,033	67
	65	7,404	$313,180	$42,253	$94
Senior Housing:		(Units)
Alabama	4	683	$143,123	$4,084	$1,700
California	35	3,778	652,371	26,712	111
Colorado	5	871	168,931	6,285	—
Florida	44	4,979	566,406	34,395	3,083
Illinois	9	686	131,600	2,368	—
New Jersey	10	888	182,329	6,049	—
Pennsylvania	3	700	131,955	4,184	—
Texas	38	4,067	391,172	30,674	—
Virginia	10	1,321	272,652	4,900	—
Washington	12	888	154,707	7,546	—
Other (28 States)	101	9,472	1,173,591	54,303	7,597
	271	28,333	$3,968,837	$181,500	$12,491
Medical Office Buildings:		(Sq. Ft.)
Arizona	11	589	$100,415	$8,429	$2,964
California	16	899	223,615	20,867	6,252
Colorado	17	913	168,000	15,619	6,902
Florida	28	1,435	215,610	8,482	3,417
Indiana	14	763	90,616	12,764	6,350
Kentucky	7	682	102,569	10,938	3,737

Tennessee	18	1,560	$151,215	$8,251	$2,969
Texas	61	4,249	646,846	30,829	12,247
Utah	22	950	128,796	17,176	4,084
Washington	6	586	133,293	21,182	8,455
Other (17 States and Mexico)	46	2,326	405,717	22,303	9,151
	246	14,952	$2,366,692	$176,840	$66,528
Other		(Sq. Ft.)
California	7	581	$118,445	$14,938	$4,165
Connecticut	3	137	9,303	1,188	—
North Carolina	4	111	23,600	451	40
Rhode Island	2	75	4,274	520	—
Tennessee	2	101	12,991	1,535	—
Other (9 States)	12	621	94,285	10,392	1,804
	30	1,626	262,898	29,024	6,009
	645		$7,783,001	$524,098	$85,122
Senior Housing Facilities held for contribution(3):		(Units)
California	2	353	$74,100	$1,474	$—
Florida	6	1,270	308,200	5,961	—
Illinois	3	773	191,300	4,099	—
Rhode Island	7	901	201,400	3,379	—
Other (2 States)	7	2,336	325,600	5,130	—
	25	5,633	$1,100,600	$20,043	$—
Medical Office Building held for contribution(3):
Alabama	—		$—	$5,348	$1,511
Florida	—		—	4,314	1,446
Mississippi	—		—	1,017	334
South Carolina	—		—	1,332	452
Tennessee	—		—	869	321
	—		—	12,880	4,064
Total owned properties	670		$8,883,601	$557,021	$89,186

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

(3)          On January 5, 2007, we formed a joint venture for 25 senior housing assets and retained a 35% interest in the venture. The carrying value of the 25 senior housing facilities is classified as real estate held for contribution on our consolidated balance sheet at December 31, 2006. On October 13, 2006, we formed a joint venture with 13 MOBs and retained an effective 26% interest in the venture. The disposition of a portion of our interest in the 25 senior housing assets and 13 MOBs met the definition under Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”) for the assets to qualify as held for sale, however, the operations are not classified as discontinued operations resulting from our continuing interest in the ventures. The operating results of these properties prior to the formation of the ventures are included in the Company’s continuing operations. The number of properties, capacity, square footage, and investment for the 13 MOBs are included under the caption of unconsolidated joint ventures.

ITEM 3.                Legal Proceedings

During 2006 and at December 31, 2006, we were not a party to any material legal proceedings.

ITEM 4.                Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5.                Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)

Our common stock is listed on the New York Stock Exchange. Set forth below for the fiscal quarters indicated are the reported high and low closing prices of our common stock on the New York Stock Exchange. On March 2, 2004, each shareholder received one additional share of common stock for each share they owned resulting from a 2-for-1 stock split announced by the Company on January 22, 2004. The stock split has been reflected in all periods presented.

	2006		2005		2004
	High	Low	High	Low	High	Low
First Quarter	$28.81	$25.89	$27.45	$23.45	$29.09	$25.30
Second Quarter	27.82	25.37	28.43	23.45	28.60	21.68
Third Quarter	31.05	26.40	28.68	25.39	26.00	23.89
Fourth Quarter	36.88	30.10	27.00	24.44	28.85	26.18

At January 31, 2007, there were approximately 20,000 stockholders of record and approximately 167,000 beneficial stockholders of our common stock.

It has been our policy to declare quarterly dividends to the common stock shareholders so as to comply with applicable provisions of the Internal Revenue Code governing REITs. The cash dividends per share paid on common stock are set forth below:

	2006	2005	2004
First Quarter	$0.4250	$0.4200	$0.4175
Second Quarter	0.4250	0.4200	0.4175
Third Quarter	0.4250	0.4200	0.4175
Fourth Quarter	0.4250	0.4200	0.4175

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

Each non-managing member unit of HCPI/Indiana is exchangeable for an amount of cash approximating the then-current market value of two shares of our common stock or, at our option, two shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications). HCPI/Indiana relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, in connection with the issuance and sale of the non-managing member units. We have registered 178,904 shares of our common stock for issuance from time to time in exchange for units, and as of December 31, 2006, 75,364 of such shares have been issued in exchange for units.

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

Each non-managing member unit of HCPI/Utah is exchangeable for an amount of cash approximating the then-current market value of two shares of our common stock or, at our option, two shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications). HCPI/Utah relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, in connection with the issuance and sale of the non-managing member units. We have registered 1,565,738 shares of our common stock for issuance from time to time in exchange for units, and as of December 31, 2006, 454,044 of such shares have been issued in exchange for units.

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

Each non-managing member unit of HCPI/Utah II is exchangeable for an amount of cash approximating the then-current market value of two shares of our common stock or, at our option, two shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications). HCPI/Utah II relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, in connection with the issuance and sale of the non-managing member units. We have registered 2,032,736 shares of our common stock for issuance from time to time in exchange for units, and as of December 31, 2006, 411,724 of such shares have been issued in exchange for units.

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

Each non-managing member unit of HCPI/Tennessee is exchangeable for an amount of cash approximating the then-current market value of two shares of our common stock or, at our option, two shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications). HCPI/Tennessee relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, in connection with the issuance and sale of the non-managing member units. We have registered 2,129,078 shares of our common stock for issuance from time to time in exchange for units, and as of December 31, 2006, 329,183 of such shares have been issued in exchange for units.

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

Each non-managing member unit of HCP DR California is exchangeable for an amount of cash approximating the then-current market value of one share of our common stock or, at our option, one share of our common stock (subject to certain adjustments, such as stock splits and reclassifications). HCP DR California relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, in connection with the issuance and sale of the non-managing member units. We have registered 699,454 shares of our common stock for issuance from time to time in exchange for units, and as of December 31, 2006, 7,200 of such shares have been issued in exchange for units.

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

Each non-managing member unit of HCP DR Alabama is exchangeable for an amount of cash approximating the then-current market value of one share of our common stock or, at our option, one share of our common stock (subject to certain adjustments, such as stock splits and reclassifications). HCP DR Alabama relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, in connection with the issuance and sale of the non-managing member units. As of December 31, 2006, we have not registered any shares of our common stock for issuance in exchange for non-managing member units of HCP DR Alabama.

(b)

None.

(c)

The table below sets forth the information with respect to purchases of our common stock made by or on our behalf during the quarter ended December 31, 2006.

Period Covered	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number Of Shares (Or Units) Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number (Or Approximate Dollar Value) Of Shares (Or Units) That May Yet Be Purchased Under The Plans Or Programs
October 1-31, 2006	—	—	—	—
November 1-30, 2006	21,716	$34.70	—	—
December 1-31, 2006	—	—	—	—
Total	21,716	$34.70	—	—

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

ITEM 6.                Selected Financial Data

Set forth below is our selected financial data as of and for each of the years in the five year period ended December 31, 2006.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share data)
Income statement data:
Total revenue	$619,087	$421,787	$366,099	$317,846	$271,086
Income from continuing operations	106,630	115,589	114,147	103,258	88,969
Net income applicable to common shares	396,417	151,927	147,910	121,849	112,480
Income from continuing operations applicable to common shares:
Basic earnings per common share	0.58	0.70	0.71	0.53	0.56
Diluted earnings per common share	0.57	0.70	0.70	0.53	0.55
Net income applicable to common shares:
Basic earnings per common share	2.67	1.13	1.12	0.98	0.98
Diluted earnings per common share	2.66	1.12	1.11	0.97	0.96
Balance sheet data:
Total assets	10,012,749	3,597,265	3,104,526	3,035,957	2,748,417
Debt obligations(1)	6,202,015	1,956,946	1,487,291	1,407,284	1,333,848
Stockholders’ equity	3,294,036	1,399,766	1,419,442	1,440,617	1,280,889
Other data:
Dividends paid	266,814	248,389	243,250	223,231	213,349
Dividends paid per common share	1.70	1.68	1.67	1.66	1.63

(1)          Includes bank lines of credit, senior unsecured notes, mortgage debt, and other debt.

ITEM 7.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Language Regarding Forward-Looking Statements

Statements in this Annual Report that are not historical factual statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The statements include, among other things, statements regarding the intent, belief or expectations of Health Care Property Investors, Inc. and its officers and can be identified by the use of terminology such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “should” and other comparable terms or the negative thereof. In addition, we, through our senior management, from time to time make forward-looking oral and written public statements concerning our expected future operations and other developments. Readers are cautioned that, while forward-looking statements reflect our good faith belief and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties. Actual results may differ materially from the expectations contained in the forward-looking statements as a result of various factors. In addition to the factors set forth under “Part I, Item–A—Risk Factors” in this Annual Report, readers should consider the following:

(a)          Legislative, regulatory, or other changes in the healthcare industry at the local, state or federal level which increase the costs of, or otherwise affect the operations of, our tenants and borrowers;

(b)         Changes in the reimbursement available to our tenants and borrowers by governmental or private payors, including changes in Medicare and Medicaid payment levels and the availability and cost of third-party insurance coverage;

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

(j)             The financial, legal and regulatory difficulties of significant operators of our properties, including Tenet, HealthSouth and Sunrise;

(k)         The potential impact of existing and future litigation matters; and

(l)            Our ability to achieve expected synergies, operating efficiencies and other benefits within expected time-frames or at all, or within expected cost projections, to execute our delevering strategy and to preserve the goodwill of the acquired businesses.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Summary

We are a real estate investment trust (“REIT”) that invests in healthcare-related properties primarily located throughout the United States. We develop, acquire and manage healthcare real estate and provide mortgage financing to healthcare providers. We invest directly, often structuring sale-leaseback transactions, and through joint ventures. At December 31, 2006, our real estate portfolio, excluding assets held for sale but including assets held through joint ventures and mortgage loans, consisted of interests in 731 facilities.

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

Our strategy contemplates acquiring and developing properties on favorable terms. We attempt to structure transactions that are tax-advantaged and mitigate risks in our underwriting process. Generally, we prefer larger, more complex private transactions that leverage our management team’s experience and our infrastructure. In addition, we follow a disciplined approach to enhancing the value of our existing portfolio, including the ongoing evaluation of properties that no longer fit our strategy for potential disposition.

We primarily generate revenue by leasing healthcare-related properties under long-term leases. Most of our rents and other earned income from leases are received under triple-net leases; however, MOB rents are typically structured as gross or modified gross leases. Accordingly, for MOBs we incur certain property operating expenses, such as real estate taxes, repairs and maintenance, property management fees, utilities and insurance. Our growth depends, in part, on our ability to (i) increase rental income and other earned income from leases by increasing occupancy levels and rental rates, (ii) maximize tenant recoveries given underlying lease structures, and (iii) control operating and other expenses. Our operations are impacted by property specific, market specific, general economic and other conditions.

Access to external capital on favorable terms is critical to the success of our strategy. We attempt to match the long-term duration of our leases with long-term fixed-rate financing. At December 31, 2006, 27% of our consolidated debt is at variable interest rates, which includes a $0.5 billion term loan that was used to pay the cash consideration of our merger with CRP. We repaid the remaining balance of the term loan with proceeds from our January 2007 capital market transactions, which further reduced our variable interest rate exposure. We intend to maintain an investment grade rating on our fixed income securities and manage various capital ratios and amounts within appropriate parameters. As of December 31, 2006, our senior debt is rated BBB by Standard & Poor’s Ratings Group, BBB by Fitch Ratings and Baa3 by Moody’s Investors Service.

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

Transaction Overview

Mergers with CNL Retirement Properties, Inc. and CNL Retirement Corp.

On October 5, 2006, we closed our merger with CNL Retirement Properties, Inc. (“CRP”) for aggregate consideration of approximately $5.3 billion. In the CRP merger, we paid an aggregate of $2.9 billion of cash, issued 22.8 million shares of our common stock, and we either assumed or refinanced approximately $1.7 billion of CRP’s outstanding debt. We initially financed the cash consideration paid to CRP stockholders and the expenses related to the transaction through an offering of senior notes, a draw down under new term and bridge loan facilities and a new three-year revolving credit facility. Our results of operations for 2006 include the results of the combined company beginning on October 5, 2006. For more information about the CRP merger, see Note 5 to our Consolidated Financial Statements.

Simultaneous with the closing of the merger with CRP, we also merged with CNL Retirement Corp. (“CRC”) for aggregate consideration of approximately $120 million, which included the issuance of 4.4 million shares of our common stock.

Investment Transactions

During 2006, including the CRP merger discussed above, we acquired interests in properties aggregating $5.9 billion with an average yield of 6.9%. Our 2006 investments were made in the following healthcare sectors: (i) 77% senior housing facilities; (ii) 19% MOBs; (iii) 3% hospitals; and (iv) 1% other healthcare facilities. Our 2006 real estate investments included the following:

•       During the three months ended March 31, 2006, we acquired 13 medical office buildings for $138 million, including non-managing member LLC units (“DownREIT units”) valued at $6 million, in related transactions. The 13 buildings, with 730,000 rentable square feet, have an initial yield of 7.3%.

•       On May 31, 2006, we acquired nine assisted living and independent living facilities for $99 million, including assumed debt valued at $61 million, through a sale-leaseback transaction. These facilities have an initial lease term of ten years, with two ten-year renewal options. The initial annual lease rate is approximately 8.0% with annual CPI-based escalators.

•       On November 30, 2006, we acquired four assisted living and independent living facilities for $51 million, through a sale-leaseback transaction. These facilities have an initial lease term of ten years, with two ten-year renewal options. The initial annual lease rate is approximately 8.0% with annual escalators based on the Consumer Price Index (“CPI”).

During 2006, we sold 83 properties for $512 million and recognized gains of approximately $275 million. These sales included 69 SNFs sold on December 1, 2006, for $392 million with gains of approximately $226 million. On or before December 1, 2006, tenants for nine SNFs exercised rights of first refusal to acquire such facilities. The sales of the nine SNFs for $52 million are expected to be completed by June 30, 2007.

On November 17, 2006, we purchased $300 million senior secured notes issued by a HCA Inc. These notes accrue interest at 9.625%, mature on November 15, 2016, and are secured by second-priority liens on the HCA’s and its subsidiary guarantors’ assets.

On January 31, 2007, we acquired three long-term acute care hospitals and received proceeds of $36 million in exchange for 11 skilled nursing facilities valued at approximately $77 million. The three acquired properties have an initial lease term of ten years with two ten-year renewal options, and initial contractual yield of 12% with escalators based on the lessee’s revenue growth. The acquired properties are included in a new master lease that contains 14 properties leased to the same operator.

On February 9, 2007, we acquired the Medical City Dallas campus, which includes two hospital towers, six medical office buildings, and three parking garages, for approximately $347 million, including non-managing member LLC units (“DownREIT units’’) valued at $174 million. The initial yield on this campus is approximately 7.3%.

Joint Venture Transactions

On October 27, 2006, we formed an MOB joint venture with an institutional capital partner. The joint venture includes 13 properties valued at $140 million and encumbered by $92 million of mortgage debt. Upon formation, we received approximately $36 million in proceeds, including a one-time acquisition fee of $0.7 million. We retained an effective 26% interest in the venture, will act as the managing member, and will receive ongoing asset management fees.

On November 30, 2006, we acquired the interest held by an affiliate of General Electric Company (“GE”) in HCP Medical Office Portfolio, LLC (“HCP MOP”), for $141 million. We are now the sole owner of the venture and its 59 MOBs, which have approximately four million rentable square feet. At closing, $251 million of mortgage debt encumbered these MOBs.

On January 5, 2007, we formed a senior housing joint venture with an institutional capital partner. The joint venture includes 25 properties valued at $1.1 billion and encumbered by a $686 million secured debt facility. Upon formation, we received approximately $280 million in proceeds, including a one-time acquisition fee of $5.4 million. Including the $446 million recently received from the secured debt facility with Fannie Mae discussed below, we received $726 million in total proceeds. We retained a 35% interest in the venture, will act as the managing member, and will receive ongoing asset management fees.

Capital Market Transactions

During 2006, in addition to the mortgage debt issued under the Fannie Mae facility discussed below, we obtained $165 million of ten-year mortgage financing with a weighted average effective yield of 6.36% in five separate transactions. We received net proceeds of $162 million, which were used to repay outstanding indebtedness and for other general corporate purposes.

On February 27, 2006, we issued $150 million of 5.625% senior unsecured notes due in 2013. The notes were priced at 99.071% of the principal amount for an effective yield of 5.788%. We received net proceeds of $149 million, which were used to repay outstanding indebtedness and for other general corporate purposes.

On September 19, 2006, we issued $1 billion of senior unsecured notes, which consisted of $300 million of floating rate notes due in 2008, $300 million of 5.95% notes due in 2011, and $400 million of 6.30% notes due in 2016. We received net proceeds of $994 million, which together with cash on hand and borrowings under the new credit facilities were used to repay our then existing credit facility and to finance the CRP merger.

On October 5, 2006, in connection with the CRP merger, we entered into credit agreements with a syndicate of banks providing for aggregate borrowings of $3.4 billion. The credit facilities included a $0.7 billion bridge loan, a $1.7 billion two-year term loan, and a $1.0 billion three-year revolving credit facility. As of December 31, 2006, we had repaid the bridge loan and borrowings under the term loan were reduced to $0.5 billion. In addition, through our capital market transactions in January 2007, we fully repaid the balance outstanding under the term loan.

On November 10, 2006, we issued 33.5 million shares of common stock. We received net proceeds of approximately $960 million, which were used to repay our bridge loan facility and borrowings under our term loan and revolving credit facilities.

On December 4, 2006, we issued $400 million of 5.65% senior unsecured notes due in 2013. The notes were priced at 99.768% of the principal amount for an effective yield of 5.69%. We received net proceeds of $396 million, which were used to repay borrowings under our term loan facility.

On December 21, 2006, in anticipation of our senior housing joint venture that closed on January 5, 2007, we expanded an existing secured debt facility with Fannie Mae to $686 million, receiving $446 million in proceeds. The Fannie Mae facility bears interest at a weighted average rate of 5.66%. The funds from the expanded debt facility were used to repay borrowings under our term loan facility.

On January 19, 2007, we issued 6.8 million shares of common stock. We received net proceeds of approximately $261 million, which were used to repay borrowings under our term loan facility.

On January 22, 2007, we issued $500 million of 6.00% senior unsecured notes due in 2017. The notes were priced at 99.323% of the principal amount for an effective yield of 6.09%. We received net proceeds of $493 million, which were used to repay borrowings under our term loan and revolving credit facilities.

Other Events

During the year ended December 31, 2006, we issued approximately 797,000 shares of our common stock under our Dividend Reinvestment and Stock Purchase Plan at an average price per share of $28.68 for proceeds of $22.9 million.

Quarterly dividends paid during 2006 aggregated $1.70 per share. On January 29, 2007, we announced that our Board of Directors declared a quarterly common stock cash dividend of $0.445 per share. The common stock dividend will be paid on February 21, 2007, to stockholders of record as of the close of business on February 5, 2007. The annualized rate of distribution for 2007 is $1.78, compared with $1.70 for 2006, which represents a 4.7% increase. Our Board of Directors has determined to continue its policy of considering dividend increases on an annual rather than quarterly basis.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain.

Principles of Consolidation

Our consolidated financial statements include the accounts of HCP, its wholly owned subsidiaries and its controlled, through voting rights or other means, joint ventures. All material intercompany transactions and balances have been eliminated in consolidation.

We have adopted Interpretation No. 46R, Consolidation of Variable Interest Entities, as revised (“FIN 46R”), effective January 1, 2004 for variable interest entities created before February 1, 2003 and effective in fiscal year 2003 for variable interest entities created after January 31, 2003. FIN 46R provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and the determination of which business enterprise is the primary beneficiary of the VIE. A variable interest entity is broadly defined as an entity where either (i) the equity investors as a group, if any, do not have a controlling financial interest or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. We consolidate investments in VIEs when it is determined that we are the primary beneficiary of the VIE at either the creation of the variable interest entity or upon the occurrence of a reconsideration event. The adoption of FIN 46R resulted in the consolidation of five joint ventures with aggregate assets of $18.5 million, effective January 1, 2004, that were previously accounted for under the equity method. The consolidation of these joint ventures did not have a significant effect on our consolidated financial statements or results of operations.

We lease 76 properties to a total of 9 tenants that have been identified as VIEs. We acquired these leases (variable interests) on October 5, 2006 in our acquisition of CRP. CRP determined they were not the primary beneficiary of the VIEs, and we are generally required to carry forward CRP’s accounting conclusions after the acqusition relative to their primary beneficiary assessment. We may need to reassess whether we are the primary beneficiary in the future upon the occurrence of a reconsideration event, as defined by FIN 46R. If we determine that we are the primary beneficiary in the future and consolidate the tenant, our financial statements would reflect the tenant’s facility level revenues and expenses rather than lease revenue. Our maximum exposure to losses resulting from our involvement in these VIEs is limited to the future minimum lease payments to be received from these leases, which totaled $1.6 billion as of December 31, 2006. If we are required to consolidate any VIE in the future, we will depend on the VIE to provide us timely financial information, and we will rely on the internal controls of the VIE. If the VIE does not provide us with timely financial information, or has deficiencies in its financial reporting internal controls, this may adversely impact our financial reporting and our internal controls over financial reporting.

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

Revenue Recognition

Rental income from tenants is recognized in accordance with GAAP, including Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). For leases with minimum scheduled rent increases, we recognize income on a straight-line basis over the lease term when collectibility is reasonably assured. Recognizing rental income on a straight-line basis for leases results in recognized revenue exceeding amounts contractually due from tenants. Such cumulative excess amounts are included in other assets and were $35.6 million and $18.4 million, net of allowances, at December 31, 2006 and 2005, respectively. In the event we determine that collectibility of straight-line rents is not reasonably assured, we limit future recognition to amounts contractually owed, and, where appropriate, we establish an allowance for estimated losses. Certain leases provide for additional rents based upon a percentage of the facility’s revenue in excess of specified base periods or other thresholds. Such revenue is deferred until the related thresholds are achieved.

We monitor the liquidity and creditworthiness of our tenants and borrowers on an ongoing basis. This evaluation considers industry and economic conditions, property performance, security deposits and guarantees, and other matters. We establish provisions and maintain an allowance for estimated losses resulting from the possible inability of our tenants and borrowers to make payments sufficient to recover recognized assets. For straight-line rent amounts, our assessment is based on income recoverable over the term of the lease. At December 31, 2006 and 2005, we had an allowance of $29.7 million and $21.6 million, respectively, included in other assets, as a result of our determination that collectibility is not reasonably assured for certain straight-line rent amounts.

Real Estate

Real estate, consisting of land, buildings, and improvements, is recorded at cost. We allocate the cost of the acquisition to the acquired tangible and identified intangible assets and liabilities, primarily lease related intangibles, based on their estimated fair values in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations.

We assess fair value based on estimated cash flow projections that utilize appropriate discount and/or capitalization rates, third-party appraisals, and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.

We record acquired “above and below” market leases at their fair value, using a discount rate which reflects the risks associated with the leases acquired, equal to the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed-rate renewal options for below-market leases. Other intangible assets acquired include amounts for in-place lease values that are based on our evaluation of the specific characteristics of each tenant’s lease. Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods, market conditions, and costs to execute similar leases. In estimating carrying costs, we include estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, we consider leasing commissions, legal and other related costs.

Impairment of Long-Lived Assets

We assess the carrying value of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable and, with respect to goodwill, at least annually applying a fair-value-based test. If the sum of the expected future net undiscounted cash flows is less than the carrying amount of the long-lived asset, an impairment loss will be recognized by adjusting the asset’s carrying amount to its estimated fair value. The determination of the fair value of long-lived assets, including goodwill, involves significant judgment. This judgment is based on our analysis and estimates of the future operating results and resulting cash flows of each long-lived asset. Our ability to accurately predict future operating results and cash flows impacts the determination of fair value.

Net Investment in Direct Financing Leases

We use the direct finance method of accounting to record income from direct financing leases. For leases accounted for as direct financing leases, future minimum lease payments are recorded as a receivable. The difference between the rents receivable and the estimated residual values less the cost of the properties is recorded as unearned income. Unearned income is deferred and amortized to income over the lease terms to provide a constant rate of return. Investments in direct financing leases are presented net of unamortized unearned income. Direct financing leases have initial terms that range from

5 to 35 years and provide for minimum annual rent. Certain leases contain provisions that allow the tenants to elect to purchase the properties during or at the end of the lease terms for the aggregate initial investment amount plus adjustments, if any, as defined in the lease agreements. Certain leases also permit the Company to require the tenants to purchase the properties at the end of the lease terms.

Results of Operations

Comparison of the year ended December 31, 2006 to the year ended December 31, 2005

On October 5, 2006, we completed our merger with CRP. On November 30, 2006, we acquired the interest held by an affiliate of GE in HCP MOP, which resulted in the consolidation of HCP MOP beginning on that date. The impact on various income statement line items from our merger with CRP and consolidation of HCP MOP are discussed below.

Rental and related revenue.   MOB rental revenue increased 49.5% or $62.8 million to $189.7 million for the year ended December 31, 2006. Approximately $23.4 million of the increase relates to MOBs acquired in the CRP merger and $5.9 million relates to the consolidation of HCP MOP. The remaining increase in MOB rental income primarily relates to the additive effect or our MOB acquisitions in 2006 and 2005.

Triple-net leased rental revenues increased 36.1% or $97.4 million to $367.3 million for the year ended December 31, 2006. Approximately $56.5 million of the increase relates to properties acquired in the CRP merger. The remaining increase in triple-net lease rental revenue of $40.9 million primarily relates to rent escalations and resets, and the additive effect of our other acquisitions in 2006 and 2005, as detailed below:

	Triple-net lease rental revenue resulting from acquisitions— for the year ended December 31,
Property Type	2006	2005	Change
	(in thousands)
Senior housing	$44,322	$15,313	$29,009
Hospital	710	—	710
Other healthcare	3,002	117	2,885
Total	$48,034	$15,430	$32,604

Additionally, included in triple-net lease rental revenues are facility-level operating revenues for five senior housing properties that were previously leased on a triple-net basis. Periodically tenants default on their leases, which cause us to take temporary possession of the operations of the facility. We contract with third-party managers to manage these properties until a replacement tenant can be identified or the property can be sold. The operating revenues and expenses for these properties are included in triple-net lease rental revenues and operating expenses, respectively. The increase in reported revenues for these facilities of $1.9 million to $9.7 million for the year ended December 31, 2006, was primarily due to us taking possession of two of these properties in 2005 and an increase in overall occupancy of such properties.

Earned income from direct financing leases.   Earned income from direct financing leases of $15 million relates to 32 leased properties acquired from CRP which are accounted for using the direct financing method. At December 31, 2006, these leased properties had a carrying value of $678 million and accrue interest at a weighted average rate of 9.0%.

Equity income.   Equity income increased by $9.5 million to $8.3 million primarily due to our investment in HCP MOP, for which we recorded equity income of $7.8 million and equity losses of $1.4 million for the years ended December 31, 2006 and 2005, respectively. During the year ended

December 31, 2006, HCP MOP sold 34 MOBs for approximately $100.7 million, net of transaction costs, and recognized aggregate gains of $19.7 million. See Note 9 to the Consolidated Financial Statements for additional information on HCP MOP. On November 30, 2006, we acquired the interest held by an affiliate of GE in HCP MOP, which resulted in us becoming the sole owner of HCP MOP and consolidating its results of operations beginning on that date.

On October 27, 2006, we formed HCP Ventures III, LLC (“HCP Ventures III”), a joint venture with an institutional capital partner, with 13 of our previously 85% owned properties. Beginning on October 27, 2006, HCP Ventures III, in which we retained an effective 26% interest, has been accounted for as an equity method investment.

Investment management fee income.   Management and other fee income increased by $0.7 million to $3.9 million for the year ended December 31, 2006. The increase is primarily due to the acquisition fee earned from HCP Ventures III of $0.7 million on October 27, 2006.

Interest and other income.   Interest and other income increased by $11.9 million to $34.8 million for the year ended December 31, 2006. The increase was primarily related to $3.5 million of interest income from a $300 million investment in senior secured notes receivable purchased on November 17, 2006, which accrue interest at a rate of 9.625%. In addition, we recognized income of $7.3 million in connection with a prepayment premium we received in the second quarter of 2006, upon the early repayment of a secured loan receivable of $30.0 million with an original maturity of May 1, 2010 and an interest rate of 11.4%.

Interest expense.   Interest expense increased $106.1 million to $213.3 million for the year ended December 31, 2006. Approximately $42.1 million of the increase was due to the assumption of $1.3 billion of CRP’s outstanding debt and interest related to our term and bridge loans which were used to fund the CRP merger. In addition, we wrote off the unamortized balance of deferred financing fees from the refinancing of our previous revolving line of credit and the early repayment of our bridge loan and portions of our term loan which in the aggregate resulted in interest expense of $9.0 million. The remaining increase was due to increased borrowing levels resulting from the issuance of senior notes, issuance of additional mortgages, and increased borrowing levels on our existing revolving credit facility. This higher interest expense was offset by the repayment of an aggregate of $255 million of senior notes in February and October 2006. As of December 31, 2006, we had repaid the bridge loan and borrowings under the term loan were reduced to $0.5 billion. In addition, through our capital market transactions in January 2007, we fully repaid the balance outstanding under the term loan.

The table below sets forth information with respect to our debt:

	As of December 31,
	2006	2005
	(dollars in thousands)
Balance:
Fixed rate	$4,541,237	$1,663,166
Variable rate	1,669,031	295,265
Total	$6,210,268	$1,958,431
Percent of total debt:
Fixed rate	73%	85%
Variable rate	27%	15%
Total	100%	100%
Weighted average interest rate at end of period:
Fixed rate	5.91%	6.33%
Variable rate	6.13%	4.95%
Total weighted average rate	5.97%	6.14%

Depreciation and amortization.   Depreciation and amortization expense increased 52% or $49.4 million to $144.2 million for the year ended December 31, 2006. Approximately $29.0 million of the increase relates to properties acquired in the CRP merger and $1.6 million relates to the consolidation of HCP MOP. The remaining increase in depreciation and amortization of $18.8 million primarily relates to the additive effect of our other acquisitions in 2006 and 2005.

Operating expenses.   Operating costs increased 50.4% or $29.9 million to $89.2 million for the year ended December 31, 2006. Approximately $8.6 million of the increase relates to properties acquired in the CRP merger and $3.4 million relates to the consolidation of HCP MOP. Operating costs are predominantly related to MOB properties that are leased under gross or modified gross lease agreements where we share certain costs with tenants. Accordingly, the number of properties in our MOB portfolio directly impacts operating costs. Additionally, we contract with third-party property managers for most of our MOB properties. The remaining increase in operating expenses of $17.9 million primarily relates to the effect of our other property acquisitions in 2006 and 2005, as detailed below:

	Operating expenses resulting from acquisitions— for the year ended December 31,
Property Type	2006	2005	Change
	(in thousands)
Medical office building	$16,752	$3,351	$13,401
Other healthcare	708	—	708
Total	$17,460	$3,351	$14,109

Additionally, included in operating expenses are facility-level operating expenses for five senior housing properties that were previously leased on a triple-net basis. Periodically tenants default on their leases, which cause us to take temporary possession of the operations of the facility. We contract with third-party managers to manage these properties until a replacement tenant can be identified or the property can be sold. The operating revenues and expenses for these properties are included in triple-net lease rental revenues and operating expenses, respectively. The increase in reported operating expenses for these facilities of $2.8 million to $11.7 million for the year ended December 31, 2006, was primarily due to us taking possession of two of these properties in 2005 and an increase in overall occupancy of such properties.

The presentation of expenses as general and administrative and operating expenses is based on the underlying nature of the expense. Periodically, we review the classification of expenses between categories and make revisions based on changes in the underlying nature of the expense.

General and administrative expenses.   General and administrative expenses increased 48.6% or $15.5 million to $47.4 million for the year ended December 31, 2006. The increase is primarily due to higher compensation-related expenses of approximately $9.0 million resulting from an increase in full-time employees. At December 31, 2006 and 2005, full-time employees were 165 and 83, respectively. In addition, during 2006 we incurred $5.0 million in merger and integration-related expenses associated with the CRC and CRP mergers. We expect to incur integration costs associated with the CRP merger through 2007.

Discontinued operations.   Income from discontinued operations for the year ended December 31, 2006, was $310.9 million compared to $57.5 million for the comparable period in the prior year. The change is due to an increase in gains on real estate dispositions of $259.1 million, net of impairments, and a decline in operating income from discontinued operations of $5.7 million. Discontinued operations for the year ended December 31, 2006, includes 113 properties compared to 122 properties classified as discontinued operations for the year ended December 31, 2005. During the year ended December 31, 2006, we sold 83 properties for $512 million as compared to 18 properties for $65 million during the year ended December 31, 2005.

Comparison of the year ended December 31, 2005 to the year ended December 31, 2004

Rental and related revenue.   MOB rental revenue increased 35.4% to $126.9 million for the year ended December 31, 2005. The increase in MOB rental revenue of $33.2 million primarily relates to the additive effect of our acquisitions in 2005 and 2004, which contributed $26.7 million to rental revenues year over year.

Triple-net lease rental revenues increased 15.2% to $269.9 million for the year ended December 31, 2005. The increase in triple-net lease rental revenue of $35.7 million primarily relates to the additive effect of our acquisitions in 2005 and 2004, as detailed below:

	Triple-net lease rental revenue resulting from acquisitions— for the year ended December 31,
Property Type	2005	2004	Change
	(in thousands)
Senior housing	$44,980	$14,183	$30,797
Other healthcare	6,091	5,566	525
Total	$51,071	$19,749	$31,322

We also recognized $5.7 million of rental income during the fourth quarter of 2004 resulting from a change in an estimate related to the collectibility of straight-line rental income from ARC. Additionally, included in triple-net lease rental revenues are facility-level operating revenues for five senior housing properties that were previously leased on a triple-net basis. Periodically tenants default on their leases, which cause us to take temporary possession of the operations of the facility. We contract with third-party managers to manage these properties until a replacement tenant can be identified or the property can be sold. The operating revenues and expenses for these properties are included in triple-net lease rental revenues and operating expenses, respectively. The increase in reported revenues for these facilities of $3.6 million to $7.7 million for the year ended December 31, 2005, was primarily due to us taking possession of two of these properties in 2005 and increases in overall occupancy of such properties.

Equity income (loss).   Equity income decreased to a loss of $1.1 million primarily due to our investment in HCP MOP, for which we recorded equity losses of $1.4 million and equity income of $1.5 million for 2005 and 2004, respectively. During the years ended December 31, 2005 and 2004, HCP MOP revised its purchase price allocation and attributed more of the purchase price of the properties acquired from MedCap Properties, LLC to below-market lease intangibles and other intangibles from real estate assets. Lease intangibles generally amortize over a shorter period of time relative to tangible real estate assets. The decrease in the equity income from our investment in HCP MOP was primarily due to the revisions to the purchase price allocations referred to above. Additionally, HCP MOP incurred repairs and other related expenses for damages caused by hurricanes Katrina and Rita of $1.4 million during the year ended December 31, 2005. See Note 9 to the Consolidated Financial Statements for additional information on HCP MOP.

Investment management fee income.   Management and other fee income decreased by $0.1 million to $3.2 million for the year ended December 31, 2005.

Interest and other income.   Interest and other income decreased 30.0% or $9.8 million to $22.9 million for the year ended December 31, 2005. The change reflects a reduced level of loans receivable following an $83 million repayment from ARC and a $17 million repayment from Emeritus during the third quarter of 2004. The decrease in interest and other income was partially offset by gains from the sale of various investments of $4.5 million in 2005. The gains from these investments were primarily the result of the sale of securities in 2005, which were acquired in conjunction with real estate and or leasing transactions we completed in previous years.

Interest expense.   Interest expense increased 22.3% to $107.2 million for the year ended December 31, 2005. The increase was due to the issuance of $450 million of senior notes payable in April and September of 2005, the assumption of $113.5 million of mortgage notes payable in connection with the acquisitions of real estate properties, and an overall increase in short-term variable rates. The table below sets forth information with respect to our debt as of December 31, 2005 and 2004:

	As of December 31,
	2005	2004
	(dollars in thousands)
Balance:
Fixed rate	$1,663,166	$1,153,012
Variable rate	295,265	337,010
Total	$1,958,431	$1,490,022
Percent of total debt:
Fixed rate	85%	77%
Variable rate	15%	23%
Total	100%	100%
Weighted average interest rate at end of period:
Fixed rate	6.33%	6.76%
Variable rate	4.95%	3.09%
Total weighted average rate	6.14%	5.93%

Depreciation and amortization.   Real estate depreciation and amortization increased 30.8% to $94.9 million for the year ended December 31, 2005. The increase in depreciation and amortization of $22.4 million primarily relates to the additive effect of our acquisitions in 2005 and 2004, as detailed below:

	Depreciation and amortization resulting from acquisitions— for the year ended December 31,
Property Type	2005	2004	Change
	(in thousands)
Senior housing	$15,697	$5,258	$10,439
Medical office building	10,981	651	10,330
Other healthcare	810	766	44
Total	$27,488	$6,675	$20,813

Operating expenses.   Operating costs increased 39.6% to $59.3 million for the year ended December 31, 2005. Operating costs are predominantly related to MOB properties that are leased under gross or modified gross lease agreements where we share certain costs with tenants. Accordingly, the number of properties in our MOB portfolio directly impacts operating costs. The increase in operating expenses of $16.8 million primarily relates to the effect of our acquisitions in 2005 and 2004, as detailed below:

	Operating expenses resulting from acquisitions— for the year ended December 31,
Property Type	2005	2004	Change
	(in thousands)
Medical office building	$11,796	$662	$11,134
Other healthcare	2,187	2,064	123
Total	$13,983	$2,726	$11,257

Additionally, included in operating expenses are facility-level operating expenses for five senior housing properties that were previously leased on a triple-net basis. Periodically tenants default on their leases, which cause us to take temporary possession of the operations of the facility. We contract with third-party managers to manage these properties until a replacement tenant can be identified or the property can be sold. The operating revenues and expenses for these properties are included in triple-net lease rental revenues and operating expenses, respectively. The increase in reported operating expenses for these facilities of $3.6 million to $8.7 million for the year ended December 31, 2005, was primarily due to us taking possession of two of these properties in 2005 and an increase in the overall occupancy of such properties.

The presentation of expenses between general and administrative and operating expenses is based on the underlying nature of the expense. Periodically, we review the classification of expenses between categories and make revisions based on changes in the underlying nature of the expense.

General and administrative expenses.   General and administrative expenses decreased 13.2% to $31.9 million for the year ended December 31, 2005. The decrease was due to higher costs in 2004 primarily resulting from $1.5 million of income tax expense on income from certain assets held in a taxable REIT subsidiary, the implementation of a new information system, considerable resources that were expended towards initial compliance with certain regulatory requirements, principally Section 404 of the Sarbanes-Oxley Act of 2002, $0.7 million in expenses associated with the relocation of our corporate offices to Long Beach, California in 2004 and a charge of $1.6 million related to the settlement of a lawsuit filed against us by our former Executive Vice President and Chief Financial Officer. Offsetting the decrease from 2004 was an increase in compensation-related expenses due to an increase in full-time employees from 74 at December 31, 2004, to 83 at December 31, 2005.

Discontinued operations.   Income from discontinued operations for the year ended December 31, 2005 was $57.5 million compared to $54.9 million for the comparable period in the prior year. The change is due to an increase in the year over year gains on sale of real estate of $5.7 million and a decline of operating income of $3.2 million associated with discontinued operations.

Liquidity and Capital Resources

Our principal liquidity needs are to (i) fund normal operating expenses, (ii) repay remaining portions of the CRP merger-related borrowings, (iii) meet debt service requirements, (iv) fund capital expenditures, including tenant improvements and leasing costs, (v) fund acquisition and development activities, and (vi) make minimum distributions required to maintain our REIT qualification under the Internal Revenue Code, as amended. We repaid remaining portions of the CRP merger-related borrowings through our joint venture and capital market transactions in January 2007. We believe these other needs will be satisfied using cash flows generated by operations and provided by financing activities.

We anticipate making future investments dependent on the availability of cost-effective sources of capital. We intend to use our revolving credit facility, and the public debt and equity markets as our principal sources of financing. As of December 31, 2006, our senior debt is rated BBB by Standard & Poor’s Ratings Group, BBB by Fitch Ratings and Baa3 by Moody’s Investors Service.

Net cash provided by operating activities was $334 million and $282 million for 2006 and 2005, respectively. Cash flow from operations reflects increased revenues partially offset by higher costs and expenses, and changes in receivables, payables, accruals, and deferred revenue. Our cash flows from operations are dependent upon the occupancy level of multi-tenant buildings, rental rates on leases, our tenants’ performance on their lease obligations, the level of operating expenses, and other factors.

Net cash used in investing activities was $3.7 billion during 2006 and principally reflects the net effect of: (i) $3.3 billion used to acquire CRP, (ii) $618 million used to fund acquisitions and construction of real estate, (iii) $512 million received from the sale of facilities, and (iv) $330 million in investment in loans receivable and debt securities. During 2006 and 2005, we used $19 million and $7 million to fund lease commissions and tenant and capital improvements, respectively.

Net cash provided by financing activities was $3.4 billion for 2006 and includes proceeds of $2.4 billion from borrowings under our term and bridge loans, $1.5 billion from senior note issuances, $1.0 billion from common stock issuances, $366 million of net borrowings under our bank lines of credit, and $614 million from mortgage debt issuances. These proceeds were partially offset by or used for the repayment of our term and partial repayment of bridge loans aggregating $1.9 billion, repayment of $255 million of senior notes, and payment of common and preferred dividends aggregating $267 million. In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income to our shareholders. Accordingly, we intend to continue to make regular quarterly distributions to holders of our common and preferred stock.

At December 31, 2006, we held approximately $36 million in deposits and $42 million in irrevocable letters of credit from commercial banks securing tenants’ lease obligations and borrowers’ loan obligations. We may draw upon the letters of credit or depository accounts if there are defaults under the related leases or loans. Amounts available under letters of credit could change based upon facility operating conditions and other factors, and such changes may be material.

Debt

Bank lines of credit.   In connection with the CRP merger, we entered into credit agreements with a syndicate of banks providing for aggregate borrowings of $3.4 billion. The facilities included a $0.7 billion bridge loan, a $1.7 billion two-year term loan, and a $1.0 billion three-year revolving credit facility.

We repaid the bridge loan facility on November 10, 2006. Our bridge loan facility accrued interest at a rate per annum equal to LIBOR plus a margin ranging from 0.60% to 1.35%, depending upon our debt ratings.

At December 31, 2006, borrowings under our term loan facility were $504.6 million with a weighted average rate of 6.22%. We repaid all amounts outstanding under the term loan with proceeds from our capital market transactions completed in January 2007.

At December 31, 2006, borrowings under our $1.0 billion revolving credit facility were $624.5 million with a weighted average interest rate of 6.05%. Our revolving credit facility matures on October 2, 2009, and accrues interest at a rate per annum equal to LIBOR plus a margin ranging from 0.475% to 1.10%, depending upon our non-credit enhanced senior unsecured long-term debt ratings (“debt ratings”). We pay a facility fee on the entire revolving commitment ranging from 0.125% to 0.25%, depending upon our debt ratings. The revolving credit facility contains a negotiated rate option, which is available for up to 50% of borrowings, whereby the lenders participating in the credit facility bid on the interest to be charged and which may result in a reduced interest rate. Based on our debt ratings on December 31, 2006, the margin on the revolving loan facility is 0.70% and the facility fee is 0.15%.

Our revolving credit agreement contains certain financial restrictions and other customary requirements. Among other things, these covenants, using terms defined in the agreement, initially limit (i) Consolidated Total Indebtedness to Consolidated Total Asset Value to 70%, (ii) Secured Debt to Consolidated Total Asset Value to 30%, and (iii) beginning January 1, 2007, Unsecured Debt to Consolidated Unencumbered Asset Value to 100%. The agreement also requires that we maintain (i) a Fixed Charge Coverage ratio, as defined, of 1.50 times and (ii) a formula-determined Minimum Tangible Net Worth. These financial covenants become more restrictive over a period of approximately two years and ultimately (i) limit Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%,

(ii) limit Unsecured Debt to Consolidated Unencumbered Asset Value to 65%, and (iii) require a Fixed Charge Coverage ratio, as defined, of 1.75 times.

Senior unsecured notes.   At December 31, 2006, we had $2.7 billion in aggregate principal amount of senior unsecured notes outstanding. Interest rates on the notes ranged from 4.88% to 7.62% with a weighted average rate of 5.88% at December 31, 2006. Discounts and premiums are amortized to interest expense over the term of the related debt.

On December 4, 2006, we issued $400 million of 5.65% senior unsecured notes due in 2013. The notes were priced at 99.768% of the principal amount for an effective yield of 5.69%. We received net proceeds of $396 million, which were used to repay borrowings under our term loan facility.

On September 19, 2006, we issued $1 billion of senior unsecured notes, which consisted of $300 million of floating rate notes due in 2008, $300 million of 5.95% notes due in 2011, and $400 million of 6.30% notes due in 2016. The notes were priced at 100% of the principal amount for the floating rate notes due in 2008, 99.971% of the principal amount for an effective yield of 5.957% for the 5.95% notes due in 2011, and 99.877% of the principal amount for an effective yield of 6.317% for the 6.30% notes due in 2016. We received net proceeds of $994 million, which together with cash on hand and borrowings under the new facilities were used to repay our then existing credit facility and to finance the CRP merger.

On February 27, 2006, we issued $150 million of 5.625% senior unsecured notes due in 2013. The notes were priced at 99.071% of the principal amount for an effective yield of 5.788%. We received net proceeds of $149 million, which were used to repay outstanding indebtedness and for other general corporate purposes.

In February and October 2006, we repaid an aggregate of $255 million of maturing senior unsecured notes which accrued interest at a weighted average rate of 7.1%.

The senior unsecured notes contain certain covenants including limitations on debt and other customary terms.

Mortgage debt.   At December 31, 2006, we had $2.2 billion in mortgage debt secured by 269 healthcare facilities with a carrying amount of $4.5 billion. Interest rates on the mortgage notes ranged from 3.72% to 9.32% with a weighted average rate of 6.0% at December 31, 2006.

On December 21, 2006, in anticipation of our senior housing joint venture that closed on January 5, 2007, we expanded an existing secured debt facility with Fannie Mae to $686 million, receiving $446 million in proceeds. The Fannie Mae facility bears interest at a weighted average rate of 5.66%, with $119 million maturing in October 2013, and $568 million maturing in November 2016. The funds from the expanded debt facility were used to repay borrowings under our term loan facility.

During 2006, in addition to the mortgage debt issued under the Fannie Mae facility discussed above, we obtained $165 million of additional ten-year mortgage financing with a weighted average effective rate of 6.36% in five separate transactions. We received net proceeds of $162 million, which were used to repay outstanding indebtedness and for other general corporate purposes.

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

Other debt.   In connection with the CRP merger on October 5, 2006, we assumed $104.5 million of non-interest bearing life care bonds at two of our CCRCs and non-interest bearing occupancy fee deposits at another senior housing facility, all of which were payable to the related trusts of the facilities (collectively “Life Care Bonds”). At December 31, 2006, $61.5 million of the Life Care Bonds were refundable to the residents upon the resident moving out or to a resident’s estate upon the resident’s death, and $46.2 million of the Bonds were refundable after the unit has been successfully remarketed to a new resident.

Debt Maturities

The following table summarizes our stated debt maturities and scheduled principal repayments at December 31, 2006 (in thousands):

Year	Amount
2007	$196,718
2008	902,821
2009	900,907
2010	508,595
2011	457,520
Thereafter	3,243,707
$6,210,268

Equity

On October 5, 2006, we issued an aggregate of 27.2 million shares of common stock in connection with the acquisitions of CRP and CRC.

On November 10, 2006, we issued 33.5 million shares of our common stock. We received net proceeds of approximately $960 million, which were used to repay our bridge loan facility and borrowings under our term loan and revolving credit facilities.

At December 31, 2006, we had 4.0 million shares of 7.25% Series E cumulative redeemable preferred stock, 7.8 million shares of 7.10% Series F cumulative redeemable preferred stock, and 198.6 million shares of common stock outstanding.

On January 19, 2007, we issued 6.8 million shares of our common stock. We received net proceeds of approximately $261 million, which were used to repay borrowings under our term loan and revolving credit facilities.

During the year ended December 31, 2006, we issued approximately 0.8 million shares of our common stock under our Dividend Reinvestment and Stock Purchase Plan at an average price per share of $28.68 for an aggregate amount of $22.9 million. We also received $7.9 million in proceeds from stock option exercises. At December 31, 2006, stockholders’ equity totaled $3.3 billion and our equity securities had a market value of $7.8 billion.

As of December 31, 2006, there were a total of 3.4 million DownREIT units outstanding in six limited liability companies in which we are the managing member (i) HCPI/Tennessee, LLC; (ii) HCPI/Utah, LLC; (iii) HCPI/Utah II, LLC; (iv) HCPI/Indiana, LLC; (v) HCP DR California, LLC; and (vi) HCP DR Alabama, LLC. The DownREIT units are redeemable for an amount of cash approximating the then-current market value of shares of our common stock or, at our option, shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications).

Off-Balance Sheet Arrangements

We own interests in certain unconsolidated joint ventures, including HCP Ventures III, as described under Note 9 to the Consolidated Financial Statements. Except in limited circumstances, our risk of loss is limited to our investment carrying amount and any outstanding loans receivable. We have no other material off-balance sheet arrangements that we expect to materially affect our liquidity and capital resources except those described under “Contractual Obligations.”

Contractual Obligations

The following table summarizes our material contractual payment obligations and commitments at December 31, 2006 (in thousands):

	Less than One Year	2008-2009	2010-2011	More than Five Years	Total
Senior unsecured notes and mortgage debt	$88,972	$674,635	$966,115	$3,243,707	$4,973,429
Revolving line of credit	—	624,500	—	—	624,500
Term loan	—	504,593	—	—	504,593
Other debt	107,746	—	—	—	107,746
Ground and other operating leases	1,380	2,806	2,862	79,837	86,885
Acquisition and construction commitments	59,396	—	—	—	59,396
Interest	276,681	506,001	411,869	1,384,576	2,579,127
Total	$534,175	$2,312,535	$1,380,846	$4,708,120	$8,935,676

Inflation

Our leases often provide for either fixed increases in base rents or indexed escalators, based on the Consumer Price Index or other measures, and/or additional rent based on increases in the tenants’ operating revenues. Substantially all of our MOB leases require the tenant to pay a share of property operating costs such as real estate taxes, insurance, utilities, etc. We believe that inflationary increases in expenses will be offset, in part, by the tenant expense reimbursements and contractual rent increases described above.

New Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements for the impact of new accounting standards.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

At December 31, 2006, we are exposed to market risks related to fluctuations in interest rates on $215 million of variable rate mortgage notes payable, $0.6 billion of variable rate line of credit, $0.5 billion term loan and $325 million of variable rate senior unsecured notes. Of the $215 million of variable rate mortgage notes payable outstanding, $45.6 million has been hedged through interest rate swap contracts. We do not have, and do not plan to enter into, derivative financial instruments for trading or speculative purposes. Of our consolidated debt of $6.2 billion at December 31, 2006, excluding the $45.6 million of variable rate debt where the rates have been hedged to a fixed rate, approximately 26% is at variable interest rates, which includes a $0.5 billion term loan that was used to pay the cash consideration of our merger with CRP. We repaid the remaining balance of the term loan with proceeds from our January 2007 joint venture and capital market transactions, which further reduced our variable interest rate exposure.

Fluctuation in the interest rates will not affect our future earnings and cash flows on our fixed rate debt until that debt must be replaced or refinanced. However, interest rate changes will affect the fair value of our fixed rate instruments and our hedge contracts. Conversely, changes in interest rates on variable rate debt would change our future earnings and cash flows, but not affect the fair value of those instruments. Assuming a one percentage point increase in the interest rate related to the variable-rate debt and related swap contracts, and assuming no change in the outstanding balance as of December 31, 2006, interest expense for 2006 would increase by approximately $17 million, or $0.11 per common share on a diluted basis.

The principal amount and the average interest rates for our mortgage loans receivable and debt categorized by maturity dates is presented in the table below. The fair value estimates for the mortgage loans receivable are based on the estimates of management and on rates currently prevailing for comparable loans. The fair market value for our debt securities and senior notes payable are based on prevailing market prices. The fair market value estimates for secured loans and mortgage notes payable are based on discounting future cash flows utilizing current rates offered to us for loans and debt of the same type and remaining maturity.

	Maturity
	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
	(dollars in thousands)
Loans Receivable:
Secured loans receivable	$7,340	$703	$10,238	$14,549	$3,257	$85,382	$121,469	$148,156
Weighted average interest rate	4.25%	10.50%	9.35%	10.88%	10.14%	8.62%	9.99%
Debt securities available for sale	$—	$—	$—	$—	$—	$300,000	$300,000	$322,500
Weighted average interest rate	—	—%	—%	—	—	—	9.63%
Liabilities:
Variable rate debt:
Bank notes payable	$—	$504,593	$624,500	$—	$—	$—	$1,129,093	$1,129,093
Weighted average interest rate	—	6.22%	6.05%	—	—	—	6.00%
Senior notes payable	$—	$300,000	$—	$—	$—	$25,000	$325,000	$325,000
Weighted average interest rate	—	5.84%	—	—	—	5.81%	5.84%
Mortgage notes payable	$23,520	$—	$28,258	$104,236	$33,000	$25,924	$214,938	$214,938
Weighted average interest rate	7.14%	—	7.03%	6.61%	6.82%	5.62%	6.64%
Fixed rate debt:
Senior notes payable	$20,000	$—	$—	$206,421	$300,000	$1,912,000	$2,438,421	$2,487,496
Weighted average interest rate	7.46%	—	—	4.93%	5.95%	6.14%	6.03%
Mortgage notes payable	$15,573	$118,812	$186,463	$172,262	$116,807	$1,385,153	$1,995,070	$2,030,037
Weighted average interest rate	5.97%	6.24%	6.33%	7.02%	6.41%	5.75%	5.98%

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

As required by Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Based on the foregoing, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting.   There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2006 to which this report relates that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting.   Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

On October 5, 2006, CNL Retirement Properties, Inc. (“CRP”) and CNL Retirement Corp. (“CRC”) merged with and into two of our subsidiaries. Consistent with published guidance of the Securities and Exchange Commission, we excluded from our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, CRP’s and CRC’s internal control over financial reporting. Total assets and total revenues from the CRP and CRC mergers in the aggregate represent 56% and 16%, respectively, of our related consolidated financial statement amounts as of and for the year ended December 31, 2006.

Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been attested to by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Health Care Property Investors, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Health Care Property Investors, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Health Care Property Investors, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of CNL Retirement Properties, Inc. and CNL Retirement,Corp. which are included in the 2006 consolidated financial statements of Health Care Property Investors, Inc. and constituted $5.6 billion and $3.7 billion of total and net assets, respectively, as of December 31, 2006 and $98.1 million of revenues for the year then ended. Our audit of internal control over financial reporting of Health Care Property Investors, Inc. also did not include an evaluation of the internal control over financial reporting of CNL Retirement Properties, Inc. and CNL Retirement.Corp.

In our opinion, management’s assessment that Health Care Property Investors, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Health Care Property Investors, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Health Care Property Investors, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated February 12, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Irvine, California
February 12, 2007

PART III

ITEM 10.         Directors and Executive Officers of the Registrant

Our executive officers were as follows on February 9, 2007:

Name	Age	Position
James F. Flaherty III	49	Chairman and Chief Executive Officer
Charles A. Elcan	43	Executive Vice President—Medical Office Properties
Paul F. Gallagher	46	Executive Vice President—Chief Investment Officer
Edward J. Henning	53	Executive Vice President—General Counsel and Corporate Secretary
Stephen R. Maulbetsch	49	Executive Vice President—Strategic Development
Mark A. Wallace	49	Executive Vice President—Chief Financial Officer and Treasurer

We hereby incorporate by reference the information appearing under the captions “Board of Directors and Executive Officers,” “Code of Business Conduct,” “Board of Directors and Executive Officers—Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s definitive proxy statement relating to its Annual Meeting of Stockholders to be held on May 10, 2007.

The Company has filed, as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2006, the certifications of its Chief Executive Officer and Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2004.

On June 12, 2006, the Company submitted to the New York Stock Exchange the Annual CEO Certification required pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

ITEM 11.         Executive Compensation

We hereby incorporate by reference the information under the captions “Executive Compensation” and “Table of Equity Compensation Plan Information” in the Registrant’s definitive proxy statement relating to its Annual Meeting of Stockholders to be held on May 10, 2007.

ITEM 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We hereby incorporate by reference the information under the captions “Principal Stockholders” and “Board of Directors and Executive Officers” in the Registrant’s definitive proxy statement relating to its Annual Meeting of Stockholders to be held on May 10, 2007.

ITEM 13.         Certain Relationships and Related Transactions

We hereby incorporate by reference the information under the captions “Certain Transactions” and “Compensation Committee Interlocks and Insider Participation” in the Registrant’s definitive proxy statement relating to its Annual Meeting of Stockholders to be held on May 10, 2007.

ITEM 14.         Principal Accountant Fees and Services

We hereby incorporate by reference under the caption “Audit and Non-Audit Fees” in the Registrant’s definitive proxy statement relating to its Annual Meeting of Shareholders to be held on May 10, 2007.

ITEM 15.         Exhibits, Financial Statements and Financial Statement Schedules

a)(1)	Financial Statements:
Report of Independent Registered Public Accounting Firm
Financial Statements
Consolidated Balance Sheets—December 31, 2006 and 2005
Consolidated Statements of Income—for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Stockholders’ Equity—for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows—for the years ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements
a)(2)	Schedule III: Real Estate and Accumulated Depreciation
Note: All other schedules have been omitted because the required information is presented in the financial statements and the related notes or because the schedules are not applicable.
a)(3)	Exhibits:

2.1

Agreement and Plan of Merger, dated May 1, 2006, by and among HCP, CNL Retirement Properties, Inc. and Ocean Acquisition 1, Inc. (incorporated by reference to exhibit 2.1 to HCP’s current report on Form 8-K, dated May 1, 2006).

3.1	Articles of Restatement of HCP (incorporated by reference to exhibit 3.1 to HCP’s quarterly report on Form 10-Q for the period ended June 30, 2004).
3.2	Fourth Amended and Restated Bylaws of HCP (incorporated by reference to exhibit 3.1 to HCP’s current report on Form 8-K dated September 25, 2006).
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

4.6

Indenture, dated as of January 15, 1997, between American Health Properties, Inc. and The Bank of New York, as trustee (incorporated by reference to exhibit 4.1 to American Health Properties, Inc.’s current report on Form 8-K, dated January 21, 1997).

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

4.9

Acknowledgment and Consent dated as of March 1, 2005 by and among Merrill Lynch Bank USA, Gardner Property Holdings, L.C., HCPI/Utah, LLC, the unit holders of HCPI/Utah, LLC and HCP (incorporated by reference to exhibit 4.12 to HCP’s annual report on Form 10-K for the year ended December 31, 2005).*

4.10

Acknowledgment and Consent dated as of March 1, 2005 by and among Merrill Lynch Bank USA, The Boyer Company, L.C., HCPI/Utah, LLC, the unit holders of HCPI/Utah, LLC and HCP (incorporated by reference to exhibit 4.13 to HCP’s annual report on Form 10-K for the year ended December 31, 2005).*

4.11

Officers’ Certificate pursuant to Section 301 of the Indenture dated as of September 1, 1993 between the Company and The Bank of New York, as Trustee, establishing a series of securities entitled “6.5% Senior Notes due February 15, 2006” (incorporated by reference to exhibit 4.1 to HCP’s current report on Form 8-K, dated February 21, 1996).

4.12

Officers’ Certificate pursuant to Section 301 of the Indenture dated as of September 1, 1993 between the Company and The Bank of New York, as Trustee, establishing a series of securities entitled “6 7/8% Mandatory Par Put Remarketed Securities due June 8, 2015” (incorporated by reference to exhibit 4.1 to HCP’s current report on Form 8-K, dated June 3, 1998).

4.13

Officers’ Certificate pursuant to Section 301 of the Indenture dated as of September 1, 1993 between the Company and The Bank of New York, as Trustee, establishing a series of securities entitled “6.45% Senior Notes due June 25, 2012” (incorporated by reference to exhibit 4.1 to HCP’s current report on Form 8-K, dated June 19, 2002).

4.14

Officers’ Certificate pursuant to Section 301 of the Indenture dated as of September 1, 1993 between HCP and the Bank of New York, as Trustee, establishing a series of securities entitled “6.00% Senior Notes due March 1, 2015” (incorporated by reference to exhibit 3.1 to HCP’s current report on Form 8-K (file no. 001-08895), dated February 25, 2003).

4.15

Officers’ Certificate pursuant to Section 301 of the Indenture dated as of September 1, 1993 between the Company and The Bank of New York, as Trustee, establishing a series of securities entitled “5 5/8% Senior Notes due May 1, 2017” (incorporated by reference to exhibit 4.2 to HCP’s current report on Form 8-K, dated April 22, 2005).

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

4.20	Form of Floating Rate Note (incorporated by reference to exhibit 4.3 to HCP’s current report on Form 8-K, dated November 19, 2003).
4.21	Form of Fixed Rate Note (incorporated by reference to exhibit 4.4 to HCP’s current report on Form 8-K, dated November 19, 2003).
4.22

Acknowledgment and Consent dated as of March 1, 2005 by and among Merrill Lynch Bank USA, Gardner Property Holdings, L.C., HCPI/Utah II, LLC, the unit holders of HCPI/Utah II, LLC and HCP (incorporated by reference to exhibit 4.21 to HCP’s annual report on Form 10-K for the year ended December 31, 2005).*

4.23

Acknowledgment and Consent dated as of March 1, 2005 by and among Merrill Lynch Bank USA, The Boyer Company, L.C., HCPI/Utah II, LLC, the unit holders of HCPI/Utah II, LLC and HCP (incorporated by reference to exhibit 4.22 to HCP’s annual report on Form 10-K for the year ended December 31, 2005).*

4.24

Registration Rights Agreement dated July 22, 2005 between HCP, William P. Gallaher, Trustee for the William P. & Cynthia J. Gallaher Trust, Dwayne J. Clark, Patrick R. Gallaher, Trustee for the Patrick R. & Cynthia M. Gallaher Trust, Jeffrey D. Civian, Trustee for the Jeffrey D. Civian Trust dated August 8, 1986, Jeffrey Meyer, Steven L. Gallaher, Richard Coombs, Larry L. Wasem, Joseph H. Ward, Jr., Trustee for the Joseph H. Ward, Jr. and Pamela K. Ward Trust, Borue H. O’Brien, William R. Mabry, Charles N. Elsbree, Trustee for the Charles N. Elsbree Jr. Living Trust dated February 14, 2002, Gary A. Robinson, Thomas H. Persons, Trustee for the Persons Family Revocable Trust under trust dated February 15, 2005, Glen Hammel, Marilyn E. Montero, Joseph G. Lin, Trustee for the Lin Revocable Living Trust, Ned B. Stein, John Gladstein, Trustee for the John & Andrea Gladstein Family Trust dated February 11, 2003, John Gladstein, Trustee for the John & Andrea Gladstein Family Trust dated February 11, 2003, Francis Connelly, Trustee for the The Francis J & Shannon A Connelly Trust, Al Coppin, Trustee for the Al Coppin Trust, Stephen B. McCullagh, Trustee for the Stephen B. & Pamela McCullagh Trust dated October 22, 2001, and Larry L. Wasem—SEP IRA (incorporated by reference to exhibit 4.24 to HCP’s quarterly report on Form 10-Q for the period ended June 30, 2005).

4.25

Officers’ Certificate pursuant to Section 301 of the Indenture dated as of September 1, 1993 between HCP and The Bank of New York, as trustee, setting forth the terms of HCP’s Fixed Rate Medium-Term Notes and Floating Rate Medium-Term Notes (incorporated by reference to exhibit 4.2 to HCP’s current report on Form 8-K, dated February 17, 2006).

4.26	Form of Fixed Rate Medium-Term Note (incorporated by reference to exhibit 4.3 to HCP’s current report on Form 8-K, dated February 17, 2006).
4.27	Form of Floating Rate Medium-Term Note (incorporated by reference to exhibit 4.4 to HCP’s current report on Form 8-K, dated February 17, 2006).
4.28	Form of Floating Rate Notes Due 2008 (incorporated by reference to exhibit 4.1 to HCP’s current report on Form 8-K, dated September 12, 2006).
4.29	Form of 5.95% Notes Due 2011 (incorporated by reference to exhibit 4.2 to HCP’s current report on Form 8-K, dated September 12, 2006).
4.30	Form of 6.30% Notes Due 2016 (incorporated by reference to exhibit 4.3 to HCP’s current report on Form 8-K, dated September 12, 2006).
4.31	Form of Senior Notes Due 2013 (incorporated by reference to exhibit 4.1 to HCP’s current report on Form 8-K, dated November 29, 2006).
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
10.21

Revolving Credit Agreement, dated as of October 26, 2004, among HCP, each of the banks identified on the signature pages hereof, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, as syndicating agent, Barclays Bank PLC, Wachovia Bank, National Association, and Wells Fargo Bank, N.A., as documentation agents, with Calyon New York Branch, Citicorp, USA, and Key National Association as managing agents, and Banc of America Securities LLC and J.P. Morgan Securities, Inc., as joint lead arrangers and joint book managers (incorporated herein by reference to exhibit 10.1 to HCP’s current report on Form 8-K, dated November 1, 2004).

10.22

Form of CEO Performance Restricted Stock Unit Agreement with five year installment vesting effective as of March 15, 2004, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to exhibit 10.34 to HCP’s annual report on Form 10-K, dated March 15, 2005).*

10.23

Form of CEO Performance Restricted Stock Unit Agreement with three year cliff vesting effective as of March 15, 2004, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to exhibit 10.35 to HCP’s annual report on Form 10-K, dated March 15, 2005).*

10.24

Form of employee Performance Restricted Stock Unit Agreement with five year installment vesting effective as of March 15, 2004, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to exhibit 10.36 to HCP’s annual report on Form 10-K, dated March 15, 2005).*

10.25

Form of employee Performance Restricted Stock Unit Agreement with three year cliff vesting effective as of March 15, 2004, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to exhibit 10.37 to HCP’s annual report on Form 10-K, dated March 15, 2005).*

10.26

Form of CEO Performance Restricted Stock Unit Agreement with five year installment vesting effective as of March 15, 2004, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to exhibit 10.4 to HCP’s current report on Form 8-K, dated January 28, 2005).*

10.27

Form of CEO Performance Restricted Stock Unit Agreement with three year cliff vesting, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to exhibit 10.2 to HCP’s current report on Form 8-K, dated January 28, 2005).*

10.28

Form of employee Performance Restricted Stock Unit Agreement with five year installment vesting, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to exhibit 10.3 to HCP’s current report on Form 8-K, dated January 28, 2005).*

10.29

CEO Performance Restricted Stock Unit Agreement, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to exhibit 10.29 to HCP’s quarterly report on Form 10-Q for the period ended September 30, 2005).*

10.30

Form of directors and officers Indemnification Agreement as approved by the Board of Directors of the Company (incorporated by reference to exhibit 10.30 to HCP’s quarterly report on Form 10-Q for the period ended September 30, 2005).*

10.31

Various letter agreements, each dated as of October 16, 2000, among HCP and certain key employees of the Company (incorporated herein by reference to exhibit 10.12 to HCP’s annual report on Form 10-K, dated March 9, 2001).*

10.32

Form of employee Performance Restricted Stock Unit Agreement with five year installment vesting, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to exhibit 10.33 to HCP’s quarterly report on Form 10-Q for the period ended March 31, 2006).*

10.33

Form of CEO Performance Restricted Stock Unit Agreement with five year installment vesting, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to exhibit 10.34 to HCP’s quarterly report on Form 10-Q for the period ended March 31, 2006).*

10.34

Form of CEO Performance Restricted Stock Unit Agreement with three year cliff vesting, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to exhibit 10.35 to HCP’s quarterly report on Form 10-Q for the period ended March 31, 2006).*

10.35

Form of employee Restricted Stock Award Agreement with five year installment vesting, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s 2006 Performance Incentive Plan (incorporated by reference to exhibit 10.36 to HCP’s quarterly report on Form 10-Q for the period ended June 30, 2006).*

10.36

Form of employee Nonqualified Stock Option Agreement with five year installment vesting, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s 2006 Performance Incentive Plan (incorporated by reference to exhibit 10.37 to HCP’s quarterly report on Form 10-Q for the period ended June 30, 2006).*

10.37

Form of director Restricted Stock Award Agreement with five year installment vesting, as approved by the Board of Directors of the Company, relating to the Company’s 2006 Performance Incentive Plan (incorporated by reference to exhibit 10.38 to HCP’s quarterly report on Form 10-Q for the period ended June 30, 2006).*

10.38

Form of Non-Employee Directors Stock-For-Fees Program, as approved by the Board of Directors of the Company, relating to the Company’s 2006 Performance Incentive Plan. (incorporated by reference to exhibit 10.1 to HCP’s current report on Form 8-K, dated July 27, 2006).*

10.39

Stock Unit Award Agreement, dated August 14, 2006, by and between the Company and James F. Flaherty III (incorporated by reference to exhibit 10.1 to HCP’s current report on Form 8-K, dated August 14, 2006).*

10.40

Credit Agreement dated as of October 5, 2006 among Health Care Property Investors, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, Banc of America Securities LLC, as Joint Lead Arranger and Joint Bookrunner, UBS Securities LLC, as Joint Lead Arranger, Joint Bookrunner and Syndication Agent, J.P. Morgan Securities Inc., as Joint Bookrunner, Barclays Capital, as Joint Bookrunner, JPMorgan Chase Bank, N.A., as Co-Documentation Agent, Barclays Bank PLC, as Co-Documentation Agent, Wachovia Bank, National Association, as Co-Documentation Agent, Goldman Sachs Credit Partners L.P., as Co-Documentation Agent, Merrill Lynch Bank USA, as Co-Documentation Agent, Wells Fargo Bank, N.A., as Senior Managing Agent, Citicorp North America, Inc., as Senior Managing Agent, Credit Suisse, Cayman Islands Branch, as Senior Managing Agent, Key Bank National Association, as Senior Managing Agent, SunTrust Bank, as Senior Managing Agent, The Bank of Nova Scotia, as Senior Managing Agent, The Royal Bank of Scotland PLC, as Senior Managing Agent, and the lenders party thereto (incorporated by reference to exhibit 10.2 to HCP’s current report on Form 8-K, dated October 5, 2006).

10.41

Form of employee Performance Restricted Stock Unit Agreement with five year installment vesting, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s 2006 Performance Incentive Plan (filed herewith).*

10.42

Form of CEO Performance Restricted Stock Unit Agreement with five year installment vesting, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s 2006 Performance Incentive Plan (filed herewith).*

10.43

Form of CEO Performance Restricted Stock Unit Agreement with three year cliff vesting, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s 2006 Performance Incentive Plan (filed herewith).*

21.1	Subsidiaries of the Company
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification by James F. Flaherty III, the Company’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification by Mark A. Wallace, the Company’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification by James F. Flaherty III, the Company’s Principal Executive Officer, Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2	Certification by Mark A. Wallace, the Company’s Principal Financial Officer, Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 135

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

Dated: February 12, 2007

HEALTH CARE PROPERTY INVESTORS, INC. (Registrant)
/s/ JAMES F. FLAHERTY Iii
James F. Flaherty III,
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JAMES F. FLAHERTY III	Chairman and Chief Executive Officer	February 12, 2007
James F. Flaherty III	(Principal Executive Officer)
/s/ MARK A. WALLACE	Executive Vice President, Chief Financial	February 12, 2007
Mark A. Wallace	Officer and Treasurer (Principal Financial Officer)
/s/ GEORGE P. DOYLE	Senior Vice President and Chief Accounting	February 12, 2007
George P. Doyle	Officer (Principal Accounting Officer)
/s/ MARY A. CIRRILLO-GOLDBERG	Director	February 12, 2007
Mary A. Cirillo-Goldberg
/s/ ROBERT R. FANNING, JR.	Director	February 12, 2007
Robert R. Fanning, Jr.
/s/ DAVID B. HENRY	Director	February 12, 2007
David B. Henry
/s/ MICHAEL D. MCKEE	Director	February 12, 2007
Michael D. McKee

Signature	Title	Date
/s/ HAROLD M. MESSMER, JR.	Director	February 12, 2007
Harold M. Messmer, Jr.
/s/ PETER L. RHEIN	Director	February 12, 2007
Peter L. Rhein
/s/ KENNETH B. ROATH	Director	February 12, 2007
Kenneth B. Roath
/s/ RICHARD M. ROSENBERG	Director	February 12, 2007
Richard M. Rosenberg
/s/ JOSEPH P. SULLIVAN	Director	February 12, 2007
Joseph P. Sullivan

Schedule II has been intentionally omitted as the required information is presented in the Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Health Care Property Investors, Inc.

We have audited the accompanying consolidated balance sheets of Health Care Property Investors, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also include the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health Care Property Investors, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Health Care Property Investors’ Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Irvine, California
February 12, 2007

HEALTH CARE PROPERTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2006	2005
ASSETS
Real estate:
Buildings and improvements	$6,651,705	$3,078,852
Developments in process	44,221	22,092
Land	766,927	308,827
Less accumulated depreciation and amortization	595,662	473,735
Net real estate	6,867,191	2,936,036
Net investment in direct financing leases	678,013	—
Loans receivable, net	196,480	186,831
Investments in and advances to unconsolidated joint ventures	25,389	48,598
Accounts receivable, net of allowance of $24,205 and $1,205, respectively	31,026	13,313
Cash and cash equivalents	60,687	21,342
Intangible assets, net	479,612	36,264
Real estate held for sale, net	57,496	282,959
Real estate held for contribution	1,102,016	25,397
Other assets, net	514,839	46,525
Total assets	$10,012,749	$3,597,265
LIABILITIES AND STOCKHOLDERS’ EQUITY
Bank line of credit and term loan	$1,129,093	$258,600
Senior unsecured notes	2,748,522	1,462,250
Mortgage debt	1,531,086	236,096
Mortgage debt on assets held for contribution	685,568	—
Other debt	107,746	—
Intangible liabilities, net	151,328	5,382
Accounts payable and accrued liabilities	182,810	68,718
Deferred revenue	20,795	17,169
Total liabilities	6,556,948	2,048,215
Minority interests:
Joint venture partners	34,211	20,905
Non-managing member unitholders	127,554	128,379
Total minority interests	161,765	149,284
Stockholders’ equity:
Preferred stock, $1.00 par value: 50,000,000 shares authorized; 11,820,000 shares issued and outstanding, liquidation preference of $25 per share	285,173	285,173
Common stock, $1.00 par value: 750,000,000 shares authorized; 198,599,054 and 136,193,764 shares issued and outstanding, respectively	198,599	136,194
Additional paid-in capital	3,108,908	1,446,349
Cumulative net income	1,938,693	1,521,146
Cumulative dividends	(2,255,062)	(1,988,248)
Accumulated other comprehensive income (loss)	17,725	(848)
Total stockholders’ equity	3,294,036	1,399,766
Total liabilities and stockholders’ equity	$10,012,749	$3,597,265

See accompanying Notes to Consolidated Financial Statements.

HEALTH CARE PROPERTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
Revenues and other income:
Rental and related revenues	$557,021	$396,804	$327,894
Equity income (loss) from unconsolidated joint ventures	8,331	(1,123)	2,157
Income from direct financing leases	15,008	—	—
Investment management fee income	3,895	3,184	3,293
Interest and other income	34,832	22,922	32,755
	619,087	421,787	366,099
Costs and expenses:
Interest	213,304	107,201	87,632
Depreciation and amortization	144,215	94,862	72,501
Operating	89,186	59,316	42,484
General and administrative	47,370	31,869	36,721
Impairments	3,577	—	410
	497,652	293,248	239,748
Income before minority interests	121,435	128,539	126,351
Minority interests	(14,805)	(12,950)	(12,204)
Income from continuing operations	106,630	115,589	114,147
Discontinued operations:
Operating income	41,638	47,312	50,465
Gain on sales of real estate, net of impairments	269,279	10,156	4,428
	310,917	57,468	54,893
Net income	417,547	173,057	169,040
Preferred stock dividends	(21,130)	(21,130)	(21,130)
Net income applicable to common shares	$396,417	$151,927	$147,910
Basic earnings per common share:
Continuing operations	$0.58	$0.70	$0.71
Discontinued operations	2.09	0.43	0.41
Net income applicable to common shares	$2.67	$1.13	$1.12
Diluted earnings per common share:
Continuing operations	$0.57	$0.70	$0.70
Discontinued operations	2.09	0.42	0.41
Net income applicable to common shares	$2.66	$1.12	$1.11
Weighted average shares used to calculate earnings per common share:
Basic	148,236	134,673	131,854
Diluted	149,226	135,560	133,362

See accompanying Notes to Consolidated Financial Statements.

HEALTH CARE PROPERTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
Preferred Stock, $1.00 Par Value:
Shares, beginning and ending	11,820	11,820	11,820
Amounts, beginning and ending	$285,173	$285,173	$285,173
Common Stock, Shares
Shares at beginning of year	136,194	133,658	131,040
Issuance of common stock, net	61,975	1,100	1,172
Exercise of stock options	430	1,436	1,446
Shares at end of year	198,599	136,194	133,658
Common Stock, $1.00 Par Value
Balance at beginning of year	$136,194	$133,658	$131,040
Issuance of common stock, net	61,975	1,100	1,172
Exercise of stock options	430	1,436	1,446
Balance at end of year	$198,599	$136,194	$133,658
Additional Paid-In Capital
Balance at beginning of year	$1,446,349	$1,394,549	$1,343,363
Issuance of common stock, net	1,646,869	23,874	25,106
Exercise of stock options	7,458	21,429	19,682
Amortization of deferred compensation	8,232	6,497	6,162
Changes in notes receivable from officers	—	—	236
Balance at end of year	$3,108,908	$1,446,349	$1,394,549
Cumulative Net Income
Balance at beginning of year	$1,521,146	$1,348,089	$1,179,049
Net income	417,547	173,057	169,040
Balance at end of year	$1,938,693	$1,521,146	$1,348,089
Cumulative Dividends
Balance at beginning of year	$(1,988,248)	$(1,739,859)	$(1,497,727)
Common dividend ($1.70, $1.68 and $1.67 per share)	(245,684)	(227,259)	(221,002)
Preferred dividends	(21,130)	(21,130)	(21,130)
Balance at end of year	$(2,255,062)	$(1,988,248)	$(1,739,859)
Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year	$(848)	$(2,168)	$(281)
Net unrealized gains on securities:
Unrealized gains	24,096	1,080	—
Less reclassification adjustment realized in net income	(640)	—	—
Unrealized gains (losses) on cash flow hedges	(4,984)	388	(1,887)
Changes in Supplemental Executive Retirement Plan (“SERP”) obligation	101	(148)	—
Balance at end of year	$17,725	$(848)	$(2,168)
Total Comprehensive Income
Net income	$417,547	$173,057	$169,040
Other comprehensive income (loss)	18,573	1,320	(1,887)
Total comprehensive income	$436,120	$174,377	$167,153

See accompanying Notes to Consolidated Financial Statements.

HEALTH CARE PROPERTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$417,547	$173,057	$169,040
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate, in-place lease and other intangibles:
Continuing operations	144,215	94,862	72,501
Discontinued operations	9,854	13,104	16,856
Amortization of above and below market lease intangibles, net	(797)	(1,912)	—
Stock-based compensation	8,232	6,495	6,162
Debt issuance cost amortization	14,533	3,181	3,823
Impairments	9,581	—	17,067
Provision for (recovery of) loan losses	—	(56)	1,648
Straight-line rents and interest accretion	(20,723)	(7,257)	(8,946)
Equity (income) loss from unconsolidated joint ventures	(8,331)	1,123	(2,157)
Distributions of earnings from unconsolidated joint ventures	8,331	—	2,157
Minority interests	14,805	12,950	12,204
Gain on sales of equity securities, net	(1,861)	(4,517)	—
Gain on sales of real estate, net	(275,283)	(10,156)	(21,085)
Changes in:
Accounts receivable	1,295	1,521	1,637
Other assets	(15,243)	(8,524)	243
Accounts payable, accrued liabilities and deferred revenue	28,061	8,219	1,392
Net cash provided by operating activities	334,216	282,090	272,542
Cash flows from investing activities:
Acquisition and development of real estate	(480,137)	(447,152)	(337,445)
Lease commissions and tenant and capital improvements	(18,932)	(7,138)	(3,419)
Net proceeds from sales of real estate	512,317	64,564	140,402
Cash used in CNL Retirement Properties merger, net of cash acquired	(3,325,046)	—	—
Cash used in purchase of HCP MOP, net of cash acquired	(138,166)	—	—
Distributions from unconsolidated joint ventures, net	32,115	6,973	88,554
Purchase of equity securities	(13,670)	(6,768)	—
Proceeds from the sale of equity securities	7,550	6,482	—
Principal repayments on loans receivable	63,535	19,138	39,570
Investment in loans receivable and debt securities	(329,724)	(53,293)	(9,622)
Decrease (increase) in restricted cash	388	2,408	(2,722)
Net cash used in investing activities	(3,689,770)	(414,786)	(84,682)
Cash flows from financing activities:
Net borrowings (repayments) under bank lines of credit	365,900	(41,500)	102,100
Borrowings under term and bridge loans	2,396,385	—	—
Repayments of term and bridge loans	(1,901,136)	—	—
Repayments of mortgage debt	(66,689)	(17,889)	(69,313)
Issuance of mortgage debt, net of issuance costs	614,473	—	—
Repayments of senior unsecured notes	(255,000)	(31,000)	(92,000)
Issuance of senior unsecured notes, net of issuance costs	1,539,449	445,471	87,000
Net proceeds from the issuance of common stock and exercise of options	989,039	45,238	42,629
Dividends paid on common and preferred stock	(266,814)	(248,389)	(243,250)
Settlement of cash flow hedges	(4,354)	—	—
Distributions to minority interests	(16,354)	(14,855)	(14,893)
Net cash provided by (used in) financing activities	3,394,899	137,076	(187,727)
Net increase in cash and cash equivalents	39,345	4,380	133
Cash and cash equivalents, beginning of year	21,342	16,962	16,829
Cash and cash equivalents, end of year	$60,687	$21,342	$16,962

See accompanying Notes to Consolidated Financial Statements.

HEALTH CARE PROPERTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)          Business

Health Care Property Investors, Inc. is a real estate investment trust (“REIT”) that, together with its consolidated entities (collectively, “HCP” or the “Company”), principally invests directly, or through joint ventures and mortgage loans, in healthcare-related properties located primarily throughout the United States.

(2)          Summary of Significant Accounting Policies

Use of Estimates

Management is required to make estimates and assumptions in the preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”). These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of HCP, its wholly owned subsidiaries and its controlled, through voting rights or other means, joint ventures. All material intercompany transactions and balances have been eliminated in consolidation.

The Company adopted Interpretation No. 46R, Consolidation of Variable Interest Entities, as revised (“FIN 46R”), effective January 1, 2004 for variable interest entities created before February 1, 2003 and effective January 1, 2003 for variable interest entities created after January 31, 2003. FIN 46R provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and the determination of which business enterprise is the primary beneficiary of the VIE. A variable interest entity is broadly defined as an entity where either (i) the equity investors as a group, if any, do not have a controlling financial interest or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. The Company consolidates investments in VIEs when it is determined that the Company is the primary beneficiary of the VIE at either the creation of the variable interest entity or upon the occurrence of a reconsideration event. The adoption of FIN 46R resulted in the consolidation of five joint ventures with aggregate assets of $18.5 million, effective January 1, 2004, that were previously accounted for under the equity method. The consolidation of these joint ventures did not have a significant effect on the Company’s consolidated financial statements or results of operations.

The Company leases 76 properties to a total of 9 tenants that have been identified as VIEs. The Company acquired these leases (variable interests) on October 5, 2006 in its acquisition of CNL Retirement Properties, Inc. (“CRP”). CRP determined they were not the primary beneficiary of the VIEs, and the Company is generally required to carry forward CRP’s accounting conclusions after the acquisition relative to their primary beneficiary assessment. The Company may need to reassess whether it is the primary beneficiary in the future upon the occurrence of a reconsideration event, as defined by FIN 46R. If the Company determines that it is the primary beneficiary in the future and consolidates the tenant, its financial statements would reflect the tenant’s facility level revenues and expenses rather than lease revenue. The Company’s maximum exposure to losses resulting from the Company’s involvement in these VIEs is limited to the future minimum lease payments to be received from these leases, which totaled $1.6 billion as of December 31, 2006.

HEALTH CARE PROPERTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Revenue Recognition

Rental income from tenants is recognized in accordance with GAAP, including Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). For leases with minimum scheduled rent increases, the Company recognizes income on a straight-line basis over the lease term when collectibility is reasonably assured. Recognizing rental income on a straight-line basis for leases results in recognized revenue exceeding amounts contractually due from tenants. Such cumulative excess amounts are included in other assets and were $35.6 million and $18.4 million, net of allowances, at December 31, 2006 and 2005, respectively. In the event the Company determines that collectibility of straight-line rents is not reasonably assured, the Company limits future recognition to amounts contractually owed, and, where appropriate, the Company establishes an allowance for estimated losses. Certain leases provide for additional rents based upon a percentage of the facility’s revenue in excess of specified base amounts or other thresholds. Such revenue is deferred until the related thresholds are achieved.

The Company monitors the liquidity and creditworthiness of its tenants and borrowers on an ongoing basis. The evaluation considers industry and economic conditions, property performance, security deposits and guarantees, and other matters. The Company establishes provisions and maintains an allowance for estimated losses resulting from the possible inability of its tenants and borrowers to make payments sufficient to recover recognized assets. For straight-line rent amounts, the Company’s assessment is based on income recoverable over the term of the lease. At December 31, 2006 and 2005, respectively, the Company had an allowance of $29.7 million and $21.6 million, included in other assets, as a result of the Company’s determination that collectibility is not reasonably assured for certain straight-line rent amounts.

Loans Receivable

Loans receivable are classified as held-to-maturity because the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. The

HEALTH CARE PROPERTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company assesses fair value based on estimated cash flow projections that utilize appropriate discount and/or capitalization rates, third-party appraisals and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.

The Company records acquired “above and below” market leases at their fair value using a discount rate which reflects the risks associated with the leases acquired, equal to the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term for any below-market fixed rate renewal options for below-market leases. Other intangible assets acquired include amounts for in-place lease values that are based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods, market conditions, and costs to execute similar leases. In estimating carrying costs, the Company includes estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, the Company considers leasing commissions, legal and other related costs.

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

The Company computes depreciation on properties using the straight-line method over the assets’ estimated useful lives. Depreciation is discontinued when a property is identified as held for sale. Building and improvements are depreciated over useful lives ranging up to 45 years. Above and below market rent intangibles are amortized primarily to revenue over the remaining noncancellable lease terms and bargain renewal periods. Other in-place lease intangibles are amortized to expense over the remaining lease term and bargain renewal periods. At December 31, 2006 and 2005, lease intangibles assets were $479.6 million and $36.3 million, respectively. At December 31, 2006 and 2005, lease intangible liabilities were $151.3 million and $5.4 million, respectively.

Impairment of Long-Lived Assets and Goodwill

The Company assesses the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable and, with respect to

HEALTH CARE PROPERTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

goodwill, at least annually applying a fair-value-based test in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. If the sum of the expected future net undiscounted cash flows is less than the carrying amount of the long-lived asset, an impairment loss will be recognized by adjusting the asset’s carrying amount to its estimated fair value. The determination of the fair value of long-lived assets, including goodwill, involves significant judgment. This judgment is based on the Company’s analysis and estimates of the future operating results and resulting cash flows of each long-lived asset. The Company’s ability to accurately predict future operating results and cash flows impacts the determination of fair value.

Net Investment in Direct Financing Leases

The Company uses the direct finance method of accounting to record income from direct financing leases. For leases accounted for as direct financing leases, future minimum lease payments are recorded as a receivable. The difference between the rents receivable and the estimated residual values less the cost of the properties is recorded as unearned income. Unearned income is deferred and amortized to income over the lease terms to provide a constant yield. Investments in direct financing leases are presented net of unamortized unearned income. Direct financing leases have initial terms that range from 5 to 35 years. Certain leases contain provisions that allow the tenants to elect to purchase the properties during or at the end of the lease terms for the aggregate initial investment amount plus adjustments, if any, as defined in the lease agreements. Certain leases also permit the Company to require the tenants to purchase the properties at the end of the lease terms.

Assets Held for Sale and Discontinued Operations

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

The Company periodically sells assets or contributes assets into joint ventures based on market conditions and the exercise of purchase options by tenants. The operating results of properties meeting the criteria established in SFAS No. 144 are reported as discontinued operations in the Company’s consolidated statements of income. Discontinued operations in 2006 include 113 properties with revenues of $54.4 million. The Company had 122 and 154 properties classified as discontinued operations for the years ended December 31, 2005 and 2004, with revenue of $60.7 million and $69.9 million, respectively. During 2006, 2005, and 2004, 83, 18 and 32 properties were sold, respectively, with net gains on real estate dispositions of $275.3 million, $10.2 million and $21.1 million, respectively. At December 31, 2006 and 2005, the number of assets held for sale was 30 and 112 with carrying amounts of $57.5 million and $283.0 million, respectively.

Assets Held for Contribution

Properties classified as held for contribution to joint ventures, in which the Company maintains an ownership interest, qualify as held for sale under SFAS No. 144, but are not included in discontinued operations due to the Company’s continuing interest in the ventures. At December 31, 2006, the Company

HEALTH CARE PROPERTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

classified as held for contribution 25 senior housing assets with an aggregate carrying value of $1.1 billion. In addition, two properties with an aggregate carrying value of $25.4 million included in a joint venture formed on October 27, 2006, are classified as held for contribution at December 31, 2005.

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

SFAS No. 123R, Share-Based Payments (“SFAS No. 123R”), which is a revision of SFAS No. 123, was issued in December 2004. Generally, the approach in SFAS No. 123R is similar to that in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. On January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective application transition method which provides for only current and future period stock-based awards to be measured and recognized at fair value. The adoption of SFAS No. 123R did not have a significant impact on the Company’s financial position or results of operations since the fair value provisions of SFAS No. 123 were previously adopted.

The following table reflects net income and earnings per share, adjusted as if the fair value based method had been applied to all outstanding stock awards in each period (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004
Net income, as reported	$173,057	$169,040
Add: Stock-based compensation expense included in reported net income	6,495	6,162
Deduct: Stock-based employee compensation expense determined under the fair value based method	(6,811)	(6,785)
Pro forma net income	$172,741	$168,417
Earnings per share:
Basic—as reported	$1.13	$1.12
Basic—pro forma	$1.13	$1.12
Diluted—as reported	$1.12	$1.11
Diluted—pro forma	$1.12	$1.10

HEALTH CARE PROPERTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash and Cash Equivalents

Cash and cash equivalents represent short-term investments with original maturities of three months or less when purchased.

Restricted Cash

Restricted cash primarily consist of amounts held by mortgage lenders to provide for future real estate tax expenditures and tenant improvements, tenant capital improvement reserves and security deposits. At December 31, 2006 and 2005, restricted cash amounts were $38.5 million and $2.3 million, respectively, and are included in other assets.

Derivatives

The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 148 (“SFAS No. 133”). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires the recognition of all derivative instruments as assets or liabilities in the Company’s condensed consolidated balance sheets at fair value. Changes in the fair value of derivative instruments that are not designated as hedges or that do not meet the hedge accounting criteria of SFAS No. 133 are recognized in earnings. For derivatives designated as hedging instruments in qualifying cash flow hedges, the effective portion of changes in fair value of the derivatives is recognized in accumulated other comprehensive income (loss) whereas the ineffective portions are recognized in earnings.

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

Income Taxes

The Company has elected and believes it operates so as to qualify as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the “Code”). Under the Code, the Company generally is not subject to federal income tax on its taxable income distributed to stockholders if certain distribution, income, asset, and shareholder tests are met. A REIT must distribute at least 90% of its annual taxable income to stockholders. At December 31, 2006 and 2005, the tax basis of the Company’s net assets is less than the reported amounts by $481 million and $298 million, respectively.

Certain activities the Company undertakes must be conducted by entities which elect to be treated as taxable REIT subsidiaries (“TRSs”). TRSs are subject to both federal and state income taxes. For the years ended December 31, 2005 and 2004, income taxes related to the Company’s TRSs approximated a benefit of $0.7 million and an expense of $1.5 million, respectively, and are included in general and administrative expenses. The Company’s income tax expense in 2006 was insignificant.

HEALTH CARE PROPERTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Marketable Securities

The Company classifies its existing marketable equity and debt securities as available-for-sale in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Investment, (“SFAS No. 115”). These securities are carried at fair market value, with unrealized gains and losses reported in stockholders’ equity as a component of accumulated other comprehensive income. Gains or losses on securities sold are based on the specific identification method. During the years ended December 31, 2006 and 2005, the Company realized gains totaling $1.9 million and $4.5 million, respectively, related to the sale of various equity securities. There were no gains or losses realized in 2004. At December 31, 2006, the carrying value of debt securities was $322.5 million, which includes $22.5 million in unrealized gains, and is included in other assets. At December 31, 2006 and 2005, the carrying values of equity securities were $15.2 million and $6.3 million, respectively, and are included in other assets.

Capital Raising Issuance Costs

Costs incurred in connection with the issuance of both common and preferred shares are recorded as a reduction in additional paid-in capital. Costs incurred in connection with the issuance of debt are deferred in other assets and amortized to interest expense over the remaining term of the related debt.

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

Minority Interests and Mandatorily Redeemable Financial Instruments

As of December 31, 2006, there were 3.4 million non-managing member units outstanding in six limited liability companies of which the Company is the managing member: HCPI/Tennessee, LLC; HCPI/Utah, LLC; HCPI/Utah II, LLC; HCPI Indiana, LLC; HCP DR California, LLC and HCP DR Alabama, LLC. The Company consolidates these entities since it exercises control. The non-managing member LLC Units (“DownREIT units”) are exchangeable for an amount of cash approximating the then-current market value of shares of the Company’s common stock or, at the Company’s option, shares of the Company’s common stock (subject to certain adjustments, such as stock splits and reclassifications). Upon exchange of DownREIT units for the Company’s common stock, the carrying amount of the DownREIT units is reclassified to stockholders’ equity. At December 31, 2006, the market value of the 3.4 million DownREIT units was $219.2 million.

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”), requires, among other things, that mandatorily redeemable financial instruments

HEALTH CARE PROPERTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

be classified as a liability and recorded at settlement value. Consolidated joint ventures with a limited-life are considered mandatorily redeemable. Implementation of the provisions of SFAS No. 150 that require the valuation and establishment of a liability for limited-life entities was subsequently deferred. As of December 31, 2006, the Company has 11 limited-life entities that have a settlement value of the minority interests of approximately $6.9 million, which is approximately $4.9 million more than the carrying amount.

Preferred Stock Redemptions

The Company recognizes the excess of the redemption value of cumulative redeemable preferred stock redeemed over its carrying amount as a charge to income in accordance with Financial Accounting Standards Board (“FASB”)—EITF Topic D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock (“EITF Topic D-42”). In July 2003, the SEC staff issued a clarification of the SEC’s position on the application of FASB EITF Topic D-42. The SEC staff’s position, as clarified, is that in applying EITF Topic D-42, the carrying value of preferred shares that are redeemed should be reduced by the amount of original issuance costs, regardless of where in stockholders’ equity those costs are reflected (see Note 15).

Life Care Bonds Payable

Two of the Company’s continuing care retirement communities (“CCRCs”) hold non-interest bearing life care bonds payable to certain residents of the CCRCs. Generally, the bonds are refundable to the resident or to the resident’s estate upon termination or cancellation of the CCRC agreement. One of the Company’s other seniors housing facilities requires that certain residents of the facility post non-interest bearing occupancy fee deposits that are refundable to the resident or the resident’s estate the earlier of the re-letting of the unit or after two years of vacancy. Proceeds from the issuance of new bonds and deposits are used to retire existing bonds. As the maturity of these obligations is not determinable, no interest is imputed. These amounts are included in other debt in the Company’s consolidated balance sheets.

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

In April 2006, the FASB issued FASB Staff Position FIN 46R-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46R” (“FSP FIN 46R-6”). FSP FIN 46R-6 addresses how variability should be considered when applying FIN 46R. Variability affects the determination of whether an entity is a VIE, which interests are variable interests, and which party, if any, is the primary beneficiary of the VIE that is required to be consolidated. FSP FIN 46R-6 clarifies that the design of the entity also should be considered when identifying which interests are variable interests. FSP FIN 46R-6 must be applied prospectively to all entities in which the Company first becomes involved, beginning September 1, 2006. Early application is permitted. The adoption of FSP FIN 46R-6 did not have a material effect on the Company’s financial position or results of operations.

HEALTH CARE PROPERTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation, among other things, creates a two step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative effect adjustment to the beginning balance of retained earnings. The adoption of FIN 48 on January 1, 2007 is not expected to have a significant impact on the Company’s financial position or results of operations.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) Topic 1N, “Financial Statements—Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). The SEC staff is providing guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. The SEC staff indicates that “registrants must quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements.” If correcting a misstatement in the current year would materially misstate the current year’s income statement, the SEC staff indicates that the prior year financial statements should be adjusted. These adjustments to prior year financial statements are necessary even though such adjustments were appropriately viewed as immaterial in the prior year. If the Company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2007 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2007 opening balance in retained earnings. The adoption of SAB 108 is not expected to have a material effect on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157,Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurement. SFAS No. 157 requires prospective application for fiscal years ending after November 15, 2007. The Company is evaluating SFAS No. 157 and has not yet determined the impact the adoption will have on the Company’s financial position or results of operations.

Reclassifications

Certain reclassifications have been made for comparative financial statement presentation.

HEALTH CARE PROPERTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)          Future Minimum Rents

Future minimum lease payments to be received, excluding operating expense reimbursements, from tenants under non-cancelable operating leases as of December 31, 2006, are as follows (in thousands):

Year	Amount
2007	$802,967
2008	763,810
2009	693,304
2010	650,089
2011	606,968
Thereafter	3,719,539
$7,236,677

(4)          Net Investment in Direct Financing Leases

The components of net investment in direct financing leases (“DFLs”) consisted of the following at December 31, 2006 (in thousands):

Minimum lease payments receivable	$1,512,411
Estimated residual values	515,470
Less unearned income	(1,349,868)
Net investment in direct financing leases	$678,013
Properties subject to direct financing leases	32

The DFLs were acquired in the Company’s merger with CRP. CRP determined that these leases were direct financing lease, and the Company is generally required to carry forward CRP’s accounting conclusions after the acquisition date relative to their assessment of these leases. Lease payments due to the Company relating to five land-only direct financing leases with a carrying value of $106.4 million are subordinate to first mortgage construction loans with third parties entered into by the tenants to fund development costs related to the properties. In addition, the Company’s land interest serves as collateral to the first mortgage construction lender.

Future minimum lease payments contractually due on direct financing leases at December 31, 2006, were as follows (in thousands):

Year	Amount
2007	$52,192
2008	53,330
2009	55,187
2010	57,273
2011	58,791
Thereafter	1,235,638
$1,512,411

HEALTH CARE PROPERTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5)          Mergers with CNL Retirement Properties, Inc. and CNL Retirement Corp.

On October 5, 2006, HCP acquired CRP. CRP was a REIT that invested primarily in senior housing and medical office buildings located across the United States. This transaction further diversified HCP’s portfolio by property type, geographic location and operator, and diversified HCP’s sources of revenues across the healthcare industry. At the time of the CRP merger, CRP owned or held an ownership interest in 273 properties in 33 states.

Under the merger agreement with CRP, each share of CRP common stock was exchanged for $11.1293 in cash and 0.0865 of a share of the HCP’s common stock, equivalent to approximately $2.9 billion in cash, and 22.8 million shares. Fractional shares were paid in cash. The Company financed the cash consideration paid to CRP stockholders and the expenses related to the transaction through a $1 billon offering of senior unsecured notes and a draw down under new term and bridge loan facilities and a new three-year revolving credit facility.

Simultaneous with the closing of the merger with CRP, HCP also merged with CNL Retirement Corp. (“CRC”) for aggregate consideration of approximately $120 million, which included the issuance of 4.4 million shares of HCP common stock.

The calculation of the aggregate purchase price for CRP and CRC follows (in thousands):

Cash consideration paid for CRP common shares exchanged	$2,948,729
Fair value of HCP common shares issued	720,384
CRP and CRC merger consideration	3,669,113
CRP and CRC merger costs	27,983
Additional cash consideration paid to retire debt at closing, net of cash acquired	348,334
Total consideration, net of assumed liabilities	4,045,430
Fair value of liabilities assumed, including debt and minority interest	1,517,582
Total consideration	$5,563,012

Under the purchase method of accounting, the assets and liabilities of CRP and CRC were recorded at their relative fair values as of the date of the acquisition, with amounts paid in the excess of the fair value of the assets acquired recorded as goodwill. HCP obtained preliminary third-party valuations of the tangible and intangible assets, debt and certain other assets and liabilities. However, as of December 31, 2006, the purchase price allocation is preliminary and is pending the receipt of information necessary to complete the valuation of certain assets and liabilities. When finalized, adjustments to goodwill may result.

HCP has not identified any material unrecorded pre-acquisition contingencies where an impairment of the related asset or determination of the related liability is probable and the amount can be reasonably estimated. If information becomes available which would indicate it is probable that such events had occurred and the amounts can be reasonably estimated, such items will be included in the final purchase price allocation and goodwill may be adjusted accordingly.

HEALTH CARE PROPERTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the preliminary estimated fair values of the CRP and CRC assets acquired and liabilities assumed as of the acquisition date of October 5, 2006 (in thousands):

Assets acquired
Buildings and improvements	$3,795,046
Land	516,254
Direct financing leases	675,500
Restricted cash	34,566
Intangible assets	417,479
Other assets	72,421
Goodwill	51,746
Total assets acquired	$5,563,012
Liabilities assumed
Mortgages payable and other debt	$1,299,109
Intangible liabilities	137,507
Other liabilities	75,705
Minority interests	5,261
Total liabilities assumed and minority interests	1,517,582
Net assets acquired	$4,045,430

CRC maintained change-in-control provisions with certain of its employees that allowed for enhanced severance and benefit payments. Included in the assets acquired and liabilities assumed above are intangible assets associated with employee non-compete agreements and a non-compete agreement with CNL Financial Group, CNL Real Estate Group and two other named individuals valued at $24.2 million. The value recorded for the non-compete agreements is being amortized over the non-compete contract period of four years.

The following unaudited pro forma consolidated results of operations assume that the acquisitions of CRP and CRC were completed as of January 1 for each of the fiscal years shown below (in thousands, except per share amounts):

	Year Ended December 31,
	2006	2005
Revenues	$943,485	$801,725
Net Income	351,239	73,364
Basic earnings per common share	$1.95	$0.32
Diluted earnings per common share	$1.94	$0.32

Pro forma data may not be indicative of the results that would have been obtained had the acquisitions actually occurred at the beginning of each of the periods presented, nor does it intend to be a projection of future results.

In connection with the CRP and CRC mergers, HCP incurred $14.0 million of merger-related costs primarily in the fourth quarter of 2006. These merger-related costs include the amortization of fees associated with the CRP acquisition financing, the write-off of unamortized deferred financing fees related

HEALTH CARE PROPERTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to a previous line of credit, retention-related compensation, as well as other CRP integration costs. The Company expects to incur additional merger-related costs through 2007.

(6)          Real Estate Acquisitions and Dispositions

A summary of the Company’s other 2006 acquisitions follows (in thousands):

	Consideration				Assets Acquired
Acquisitions(1)	Cash Paid	Real Estate	Debt Assumed	DownREIT Units(2)	Real Estate	Net Intangibles
Medical office buildings	$141,449	$—	$11,928	$5,523	$147,522	$11,378
Senior housing facilities	222,275	16,600	68,819	—	299,970	7,724
Hospitals	41,490	—	—	—	40,661	829
Other healthcare facilities	36,070	—	—	—	33,306	2,764
	$441,284	$16,600	$80,747	$5,523	$521,459	$22,695

(1)          Includes transaction costs, if any.

(2)          Non-managing member LLC units.

In addition to the CRP acquisition discussed in Note 5, during the year ended December 31, 2006, the Company acquired properties aggregating $544 million, including the following significant acquisitions:

On November 30, 2006, the Company acquired four assisted living and independent living facilities for $51 million, through a sale-leaseback transaction. These facilities have an initial lease term of ten years, with two ten-year renewal options. The initial annual lease rate is approximately 8.0% with annual escalators based on the Consumer Price Index (“CPI”).

On May 31, 2006, the Company acquired nine assisted living and independent living facilities for $99 million, including assumed debt valued at $61 million, through a sale-leaseback transaction. These facilities have an initial lease term of ten years, with two ten-year renewal options. The initial annual lease rate is approximately 8.0% with annual CPI-based escalators.

During the three months ended March 31, 2006, the Company acquired 13 medical office buildings (“MOBs”) for $138 million, including DownREIT units valued at $6 million, in related transactions. The 13 buildings, with 730,000 rentable square feet, have an initial yield of 7.3%.

During the year ended December 31, 2006, the Company sold 83 properties for $512 million and recognized gains of approximately $275 million, which includes the sale of 69 skilled nursing facilities on December 1, 2006, for $392 million with a gain of approximately $226 million and one building, sold on July 25, 2006, for $73 million with a gain of approximately $32 million.

See discussions of the HCP Medical Office Portfolio, LLC and HCP Ventures III, LLC transactions in Note 9.

HEALTH CARE PROPERTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the Company’s 2005 acquisitions is as follows (in thousands):

	Consideration			Assets Acquired
Acquisitions(1)	Cash Paid	Debt Assumed	DownREIT Units(2)	Real Estate	Net Intangibles
Medical office buildings	$96,863	$61,424	$10,967	$154,182	$15,072
Senior housing facilities	313,744	52,060	19,431	379,745	5,490
	$410,607	$113,484	$30,398	$533,927	$20,562

(1)          Includes transaction costs, if any.

(2)          Non-managing member LLC units.

During the year ended December 31, 2005, the Company acquired properties aggregating $554 million, including 16 MOBs for $169 million and 25 senior housing facilities for $385 million.

During the year ended December 31, 2005, the Company sold 18 properties for $65 million and recognized net gains of $10 million.

See Note 23 for a discussion of acquisitions subsequent to December 31, 2006.

(7)          Intangibles

At December 31, 2006 and 2005, intangible lease assets, comprised of lease-up, favorable market lease intangibles, and intangible assets related to non-compete agreements were $479.6 million and $36.3 million, respectively. At December 31, 2006 and 2005, the accumulated amortization of intangible assets was $28.7 million and $8.0 million, respectively. The weighted average amortization period of intangible assets is approximately 21 and 12 years, respectively.

At December 31, 2006 and 2005, unfavorable market lease intangibles, net were $151.3 million and $5.4 million, respectively. At December 31, 2006 and 2005, the accumulated amortization of intangible liabilities was $7.2 million and $2.2 million, respectively. The weighted average amortization period of unfavorable market lease intangibles is approximately 12 and 6 years, respectively.

For the years ended December 31, 2006 and 2005, rental income includes additional revenues of $1.5 million and $2.0 million from the amortization of net unfavorable market lease intangibles, respectively. For the years ended December 31, 2006 and 2005, operating expense includes additional expense of $0.7 million and $0.1 million from the amortization of net favorable market lease intangibles, primarily related to ground leases, respectively. There was no amortization of favorable or unfavorable market lease intangibles in 2004.

HEALTH CARE PROPERTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Estimated aggregate amortization of intangible assets and liabilities for each of the five succeeding fiscal years and thereafter follows (in thousands):

	Intangible Assets	Intangible Liabilities	Net Intangible Amortization
2007	$65,401	$17,335	$48,066
2008	64,810	15,257	49,553
2009	55,336	14,646	40,690
2010	44,053	12,468	31,585
2011	34,166	11,775	22,391
Thereafter	215,846	79,847	135,999
	$479,612	$151,328	$328,284

(8)          Operator Concentration

Tenet Healthcare Corporation (“Tenet”) (NYSE: THC) and Brookdale Senior Living Inc. (“Brookdale”) (NYSE: BKD), or American Retirement Corporation (“ARC”) (NYSE: ARC) prior to Brookdale’s acquisition of ARC on July 25, 2006, accounted for 9% and 8%, respectively, of the Company’s revenue in 2006 and accounted for 13% and 10%, respectively, of the Company’s revenue in 2005. The carrying amount of the Company’s real estate assets leased to Tenet and Brookdale was $333 million and $625 million, respectively, at December 31, 2006.

In addition, Sunrise Senior Living (NYSE:SRZ) (“Sunrise”) accounted for 5% of the Company’s revenue in 2006. The carrying amount of the Company’s real estate assets operated by Sunrise was $2.2 billion at December 31, 2006. Prior to the Company’s merger with CRP on October 5, 2006, Sunrise was not an operator of any of the Company’s properties.

Tenet, Brookdale and Sunrise are publicly traded and are subject to the informational filing requirements of the Securities and Exchange Act of 1934, as amended. Accordingly, each is required to file periodic reports on Form 10-K and Form 10-Q with the Securities and Exchange Commission.

Certain operators of the Company’s properties are experiencing financial, legal and regulatory difficulties. The loss of a significant operator or a combination of smaller operators could have a material impact on the Company’s financial position or results of operations.

(9)          Investments in and Advances to Joint Ventures

HCP Medical Office Portfolio, LLC (“HCP MOP”)

HCP MOP was a joint venture formed in June 2003 between the Company and an affiliate of General Electric Company (“GE”). HCP MOP was engaged in the acquisition, development and operation of MOB properties. Prior to November 30, 2006, the Company was the managing member and had a 33% ownership interest therein. On November 30, 2006, the Company acquired the interest held by GE for $141 million, which resulted in the consolidation of HCP MOP beginning on that date. The Company is now the sole owner of the venture and its 59 MOBs, which have approximately four million rentable square feet.

HEALTH CARE PROPERTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The calculation of the carrying amount of the assets and liabilities for HCP MOP follows (in thousands):

Cash consideration paid for GE’s partnership interest	$141,286
Carrying value of equity method investment	42,427
183,713
Additional cash considerations paid to retire GE’s loan to the venture and acquisition costs, net of cash acquired	(3,123)
Total, net of assumed liabilities	180,590
Fair value of liabilities assumed, including debt	277,993
Total	$458,583

Under the purchase method of accounting, the cost of the HCP MOP acquisition was allocated based on the relative fair values as of the date that the Company acquired each of its interests in HCP MOP. HCP obtained preliminary third-party valuations of the tangible and intangible assets, debt and certain other assets and liabilities. As of December 31, 2006, the purchase price allocation is preliminary and is pending information necessary to complete the valuation of certain tangible assets and intangibles.

The following table summarizes the preliminary estimated purchase price allocation as of November 30, 2006 for HCP MOP (in thousands):

Assets acquired
Buildings and improvements	$342,073
Land	18,397
Restricted cash	2,056
Intangible assets	85,853
Other assets	10,204
Total assets acquired	$458,583

Liabilities assumed
Mortgages payable	$250,741
Intangible liabilities	10,841
Other liabilities	16,411
Total liabilities assumed	277,993
Net assets acquired	$180,590

Prior to November 30, 2006, the Company accounted for its investment in HCP MOP using the equity method of accounting because it exercised significant influence through voting rights and its position as managing member. However, the Company did not consolidate HCP MOP until November 30, 2006, since it did not control, through voting rights or other means, the joint venture as GE had substantive participating decision making rights and had the majority of the economic interest. The accounting policies of HCP MOP prior to November 30, 2006, are the same as those described in the summary of significant accounting policies (see Note 2).

HEALTH CARE PROPERTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summarized unaudited condensed consolidated financial information of HCP MOP for the periods prior to consolidation follows (in thousands):

December 31, 2005
Real estate, at cost	$390,840
Less accumulated depreciation and amortization	21,342
Net real estate	369,498
Real estate held for sale, net	78,811
Other assets, net	36,755
Total assets	$485,064
Mortgage loans and notes payable	$270,046
Mortgage loans on assets held for sale	58,232
Other liabilities	21,824
GE’s capital	90,424
HCP’s capital	44,538
Total liabilities and members’ capital	$485,064

	Period from January 1, 2006 to November 30,	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Total revenues	$70,967	$71,107	$66,383
Discontinued operations	$20,512	$(2,715)	$1,482
Net income (loss)	$23,767	$(3,829)	$4,932
HCP’s equity income (loss)	$7,820	$(1,379)	$1,537
Fees earned by HCP	$3,066	$3,102	$3,112
Distributions received	$13,667	$5,302	$98,291

In August and September 2005, ten medical office buildings owned by HCP MOP, principally in Louisiana and the surrounding area, sustained varying degrees of damage due to hurricanes Katrina and Rita. Four of the buildings incurred substantial damage and are a total loss. For the years ended December 31, 2005 and 2004, the four buildings generated revenues for HCP MOP of $0.9 million and $1.4 million, respectively. At December 31, 2005, the remaining six buildings had resumed operations with repairs completed as of June 30, 2006.

As of December 31, 2005, the $3.8 million carrying value of the four buildings with substantial damage was written off and an equal amount was recorded as a receivable for the expected insurance proceeds. Repairs and other related expenditures for damages caused by hurricanes Katrina and Rita for the eleven-month period ended November 30, 2006, were approximately $2.2 million, and were added to the expected insurance receivable. For the eleven-month period ended November 30, 2006, HCP MOP received $6.4 million in proceeds from its insurance carriers, including $1.3 million in excess of insurance receivable. Excess insurance proceeds are recorded as a gain at the time that the claims are settled with the carrier.

HEALTH CARE PROPERTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the eleven-month period ended November 30, 2006, HCP MOP sold 34 MOBs with 1.4 million of rentable square feet for $100.7 million, net of transaction costs, and recognized aggregate gains of approximately $19.7 million. In connection with these transactions, approximately $64.9 million of HCP MOP’s mortgage debt was either repaid or assumed by the purchasers.

Other Unconsolidated Joint Ventures

The Company owns interests in the following entities which are accounted for under the equity method at December 31, 2006 (dollars in thousands):

Entity	Investment(1)	Ownership
Arborwood Living Center, LLC	$834	45%
Edgewood Assisted Living Center, LLC(2)	(352)	45%
Greenleaf Living Centers, LLC	440	45%
Seminole Shores Living Center, LLC(2)	(783)	50%
Suburban Properties, LLC(3)	5,809	67%
HCP Ventures III, LLC	14,268	26%
	$20,216

(1)          Represents the Company’s investment in the unconsolidated joint venture. See Note 2 regarding the Company’s policy for accounting for joint venture interests. At December 31, 2006, investments in and advances to unconsolidated joint ventures includes outstanding advances to HCP Ventures III, LLC and Suburban Properties, LLC of approximately $4 million in the aggregate.

(2)   Negative investment amounts are included in accounts payable and accrued liabilities.

(3)          Suburban Properties, LLC is not consolidated since the Company does not control, through voting rights or other means, the joint venture.

On October 27, 2006, the Company formed an MOB joint venture (HCP Ventures III) with an institutional capital partner. The joint venture includes 13 properties valued at $140 million and encumbered by $92 million of mortgage debt. Upon formation, the Company received approximately $36 million in proceeds, including a one-time acquisition fee of $0.7 million. The Company retained an effective 26% interest in the venture, will act as the managing member, and will receive ongoing asset management fees.

On June 30, 2005, the Company sold its minority interests in two joint ventures with ARC for $6.2 million in exchange for a note collateralized by certain partnership interests of ARC. The note bears interest at 9% per annum and matures in June 2010. The gain on sale of $2.4 million was deferred and will be recognized under the installment method of accounting as the principal balance of the note is repaid. These joint ventures were accounted for by the Company under the equity method prior to June 30, 2005.

HEALTH CARE PROPERTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summarized unaudited condensed combined financial information for the other unconsolidated joint ventures follows:

	December 31,
	2006	2005
	(in thousands)
Real estate, net	$150,206	$14,708
Other assets, net	25,358	1,407
Total assets	$175,564	$16,115
Notes payable	$116,805	$15,449
Accounts payable	13,690	55
Other partners’ capital	32,549	351
HCP’s capital	12,520	260
Total liabilities and partners’ capital	$175,564	$16,115

	Year Ended December 31,
	2006	2005(1)	2004(1)
	(in thousands)
Total revenues	$7,508	$4,420	$13,244
Net income	$635	$442	$3,432
HCP’s equity income	$511	$256	$620
Fees earned by HCP	$829	$82	$181
Distributions received, net	$26,779	$—	$694

(1)          Includes financial information related to two joint ventures with ARC that were sold on June 30, 2005.

As of December 31, 2006, the Company has guaranteed approximately $7 million of a total of $116.8 million of notes payable for four of these joint ventures.

(10)   Loans Receivable

	December 31,
	2006			2005
	Real Estate Secured	Other	Total	Real Estate Secured	Other	Total
	(in thousands)
Joint venture partners	$—	$7,054	$7,054	$—	$7,006	$7,006
Other	121,482	69,624	191,106	175,426	6,663	182,089
Loan loss allowance	—	(1,680)	(1,680)	—	(2,264)	(2,264)
	$121,482	$74,998	$196,480	$175,426	$11,405	$186,831

On March 14, 2006, the Company received $38 million in proceeds, including $7.3 million in excess of the carrying value, upon the early repayment of a secured loan receivable due May 1, 2010. The amount received in excess of the carrying value of the secured loan receivable was recorded as interest income and is included in interest and other income in the Company’s consolidated statements of income for the year ended December 31, 2006. This loan was secured by nine skilled nursing facilities and carried an interest rate of 11.4% per annum.

HEALTH CARE PROPERTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On February 9, 2006, the Company refinanced two existing loans secured by a hospital in Texas. The loans were combined into a new single loan that bears interest at 8.5% per annum and matures 2016. The original maturity of these loans was January 2006 with a weighted average interest rate of 10.35%.

On December 28, 2005, the Company issued a $40 million loan secured by a hospital in Texas. The note bears interest at 8.75% per annum. Subject to certain performance conditions, the Company may fund an additional $10 million under the existing loan agreement.

Through the Company’s merger with CRP, it assumed an agreement to provide an affiliate of the Cirrus Group, LLC (“Cirrus”) with an interest only, five-year, senior secured term loan under which up to $85.0 million may be borrowed to finance the acquisition, development, syndication and operation of new and existing surgical partnerships. Certain of these surgical partnerships are tenants in the MOBs CRP acquired from Cirrus. During the first 48 months of the term, which began in August 2005, interest at a rate of 14.0%, will accrue, of which 9.5% will be payable monthly and the balance of 4.5% will be deferred. Thereafter, interest at the greater of 14.0% or LIBOR plus 9.0% will be payable monthly. The loan is subject to equity contribution requirements and borrower financial covenants that govern the draw down availability. The loan is collateralized by all of the assets of the borrower, which are comprised primarily of interest in partnerships operating surgical facilities in premises leased from a Cirrus affiliate and is guaranteed up to $50.0 million through a combination of (i) a personal guarantee of up to $13.0 million by a principal of Cirrus and (ii) a guarantee of the balance by other principals of Cirrus under arrangements for recourse limited only to their interests in certain entities owning real estate. At December 31, 2006, the carrying value of this loan is $66.0 million.

At December 31, 2006, minimum future principal payments to be received on secured loans receivable are $8.2 million in 2007, $1.6 million in 2008, $11.1 million in 2009, $12.5 million in 2010, $2.8 million in 2011, and $85.3 million thereafter.

HEALTH CARE PROPERTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Following is a summary of secured loans receivable secured by real estate at December 31, 2006:

Final Payment Due	Number of Loans	Payment Terms	Initial Principal Amount	Carrying Amount
			(in thousands)
2007	1	Monthly interest payments of $78,000 at 12.75%, and quarterly principal payments of $238,000. Secured by leasehold interests in six properties.	$13,500	$7,340
2008	1	Monthly interest payments of $6,000, at 10.50% and monthly principal payments of $2,000. Secured by an assisted living facility in Wisconsin.	800	703
2009	3	Monthly interest payments of $16,000 to $36,000, at 6.00% to 12.91%. Monthly principal payments of $3,000 to $5,000. Secured by four assisted living facilities in California, Montana, Georgia, and South Carolina.	10,478	10,476
2010	1	Monthly interest payments of $132,000 at 10.88%. Monthly principal payments of $53,000. Secured by two assisted living facilities in Colorado.	18,397	14,549
2011	1	Monthly interest payments of $28,000 at 10.14%. Monthly principal payments of $9,000. Secured by an assisted living facility in North Carolina.	3,859	3,257
2013-2016	3	Monthly interest payments of $73,000 to $262,000 at 8.5% to 8.75%. No monthly principal payments. Secured by two acute care facilities in Texas.	79,593	85,157
	10		$126,627	$121,482

(11)   Other Assets

The Company’s other assets consisted of the following:

	December 31,
	2006	2005
	(in thousands)
Marketable debt securities	$322,500	$—
Marketable equity securities	15,159	6,333
Restricted cash	38,504	2,270
Goodwill	51,746	—
Straight-line rent assets, net	35,582	18,439
Other	51,348	19,483
Total other assets	$514,839	$46,525

On November 17, 2006, the Company purchased $300 million senior secured notes issued by HCA Inc. (“HCA”). These notes accrue interest at 9.625%, mature on November 15, 2016, and are secured by second-priority liens on the HCA’s and its subsidiary guarantors’ assets. At December 31, 2006, the fair value of these senior secured notes was $322.5 million and are classified as held for sale. The issuer of

HEALTH CARE PROPERTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

these notes may elect to pay interest in cash by increasing the principal amount of the notes for the entire amount of the interest payments, or by paying half of the interest in cash and half in additional notes. The first payment due on May 15, 2007 is only payable in cash. After November 15, 2011, all interest on these notes will be payable in cash. If the issuer elects to pay by adding to the principal amount or with additional notes, the accrual rate is at 10.375%.

(12)   Debt

Bank Lines of Credit

On October 5, 2006, in connection with the CRP merger, the Company entered into credit agreements with a syndicate of banks providing for aggregate borrowings of $3.4 billion. The facilities included a $0.7 billion bridge loan, a $1.7 billion two-year term loan, and a $1.0 billion three-year revolving credit facility.

The Company repaid the bridge loan facility on November 10, 2006. The bridge loan facility accrued interest at a rate per annum equal to LIBOR plus a margin ranging from 0.60% to 1.35%, depending upon the Company’s debt ratings.

At December 31, 2006, borrowings under the term loan facility were $504.6 million with a weighted average rate of 6.22%. The Company repaid all amounts outstanding under the term loan, through its capital market transactions in January 2007.

At December 31, 2006, borrowings under the $1.0 billion revolving credit facility were $624.5 million with a weighted average interest rate of 6.05%. The revolving credit facility matures on October 2, 2009, and accrues interest at a rate per annum equal to LIBOR plus a margin ranging from 0.475% to 1.10%, depending upon the Company’s non-credit enhanced senior unsecured long-term debt ratings (“debt ratings”). The Company pays a facility fee on the entire revolving commitment ranging from 0.125% to 0.25%, depending upon its debt ratings. The revolving credit facility contains a negotiated rate option, which is available for up to 50% of borrowings, whereby the lenders participating in the credit facility bid on the interest to be charged and which may result in a reduced interest rate. Based on the Company’s debt ratings on December 31, 2006, the margin on the revolving loan facility is 0.70% and the facility fee is 0.15%.

The revolving credit agreement contains certain financial restrictions and other customary requirements. Among other things, these covenants, using terms defined in the agreement, initially limit (i) Consolidated Total Indebtedness to Consolidated Total Asset Value to 70%, (ii) Secured Debt to Consolidated Total Asset Value to 30% and (iii) beginning January 1, 2007, Unsecured Debt to Consolidated Unencumbered Asset Value to 100%. The agreement also requires that the Company maintains (i) a Fixed Charge Coverage ratio, as defined, of 1.50 times and (ii) a formula-determined Minimum Tangible Net Worth. These financial covenants become more restrictive over a period of approximately two years and ultimately (i) limit Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit Unsecured Debt to Consolidated Unencumbered Asset Value to 65%, and (iii) require a Fixed Charge Coverage ratio, as defined, of 1.75 times. As of December 31, 2006, the Company was in compliance with each of the restrictions and requirements.

HEALTH CARE PROPERTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Senior Unsecured Notes

Following is a summary of senior unsecured notes outstanding at December 31, 2006 (dollars in thousands):

Year Issued	Maturity	Principal Amount	Interest Rate
1997	2007	$20,000	7.30-7.62%
2006	2008	300,000	5.84
1995	2010	6,421	6.62
2005	2010	200,000	4.88
2006	2011	300,000	5.95
2002	2012	250,000	6.45
2006	2013	550,000	5.63-5.65
2004	2014	87,000	5.39-6.00
2003	2015	200,000	6.00
1998	2015	200,000	7.07
2006	2016	400,000	6.30
2005	2017	250,000	5.63
		2,763,421
Net discounts		(14,899)
		$2,748,522

The weighted average interest rate on the senior unsecured notes at December 31, 2006 and 2005, was 5.88% and 6.23%, respectively. Discounts and premiums are amortized to interest expense over the term of the related debt.

On December 4, 2006, the Company issued $400 million of 5.65% senior unsecured notes due in 2013. The notes were priced at 99.768% of the principal amount for an effective yield of 5.69%. The Company received net proceeds of $396 million, which were used to repay indebtedness under the term loan facility.

On September 19, 2006, the Company issued $1 billion of senior unsecured notes, which consisted of $300 million of floating rate notes due in 2008, $300 million of 5.95% notes due in 2011, and $400 million of 6.30% notes due in 2016. The notes were priced at 100% of the principal amount for the floating rate notes due in 2008, 99.971% of the principal amount for an effective yield of 5.957% for the 5.95% notes due in 2011, and 99.877% of the principal amount for an effective yield of 6.317% for the 6.30% notes due in 2016. The Company received net proceeds of $994 million, which together with cash on hand and borrowings under the new credit facilities were used to repay its then existing credit facility and to finance the CRP merger.

On February 27, 2006, the Company issued $150 million of 5.625% senior unsecured notes due in 2013. The notes were priced at 99.071% of the principal amount for an effective yield of 5.788%. The Company received net proceeds of $149 million, which were used to repay outstanding indebtedness and for other general corporate purposes.

In February and October 2006, the Company repaid an aggregate of $255 million of maturing senior unsecured notes which accrued interest at a weighted average rate of 7.1%.

HEALTH CARE PROPERTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On January 22, 2007, the Company issued $500 million of 6.00% senior unsecured notes due in 2017. The notes were priced at 99.323% of the principal amount for an effective yield of 6.09%. The Company received net proceeds of $493 million, which were used to repay its term loan facility and borrowings under its revolving credit facility.

The senior unsecured notes contain certain covenants including limitations on debt and other terms customary in transactions of this type. As of December 31, 2006, the Company was in compliance with each of the restrictions and requirements.

Mortgage Debt

At December 31, 2006, the Company had $2.2 billion in mortgage debt secured by 269 healthcare facilities with a carrying amount of $4.5 billion. Interest rates on the mortgage notes ranged from 3.72% to 9.32%. At December 31, 2006 and 2005, the weighted-average interest rate on mortgage notes payable was 6.0% and 7.05%, respectively.

On December 21, 2006, in anticipation of the Company’s senior housing joint venture that closed on January 5, 2007, the Company expanded its existing secured debt facility with Fannie Mae to $686 million, receiving $446 million in proceeds. The Fannie Mae facility, which encumbers the venture’s 25 assets, bears interest at a weighted average rate of 5.66%, with $119 million maturing in October 2013, and $567 million maturing in November 2016. The funds from the expanded debt facility were used to repay borrowings under the Company’s term loan facility. At December 31, 2006, the balance of this facility was $686 million and is classified as mortgage debt on assets held for contribution.

In addition to the mortgage debt issued under the Fannie Mae facility discussed above, during 2006, the Company obtained $165 million of ten-year mortgage financing with a weighted average effective rate of 6.36% in five separate transactions. The Company received net proceeds of $161.9 million, which were used to repay outstanding indebtedness and for other general corporate purposes.

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

Other Debt

In connection with the CRP merger on October 5, 2006, the Company assumed $104.5 million of non-interest bearing Life Care Bonds at its two CCRCs and non-interest bearing occupancy fee deposits at another of its senior housing facilities, all of which were payable to certain residents of the facilities (collectively “Life Care Bonds”). At December 31, 2006, $61.5 million of the Life Care Bonds  were refundable to the residents upon the resident moving out or to a resident’s estate upon the resident’s death, and $46.2 million of the Life Care Bonds  were refundable after the unit has been successfully remarketed to a new resident.

HEALTH CARE PROPERTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Debt Maturities

Debt maturities and scheduled principal payments at December 31, 2006 are as follows (in thousands):

Year	Bank Line of Credit and Term Loan	Senior Notes	Mortgage Notes	Total
2007	$—	$20,000	$68,972	$88,972
2008	504,593	300,000	98,228	902,821
2009	624,500	—	276,407	900,907
2010	—	206,421	302,174	508,595
2011	—	300,000	157,520	457,520
Thereafter	—	1,937,000	1,306,707	3,243,707
	$1,129,093	$2,763,421	$2,210,008	$6,102,522

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

Limited Partnership Litigation.   On September 26, 2005, the Company filed a lawsuit in Superior Court of California, County of San Diego entitled Health Care Property Investors, Inc. v. Fenton Partners, Fenton & Grust, LLC and SRG Holdco, LP. The Company held an option to acquire certain limited partnership units in SRG Holdco, LP. The Company settled this lawsuit on November 11, 2005. The settlement included a payment to the Company of $1.7 million. The Company accounted for the transfer of this financial asset as a sale and recognized a gain of approximately $1.3 million based on the proceeds received less the carrying value of the securities. The net gain from the sale of these securities is included in interest and other income.

State of California Senate Bill 1953.   One of the Company’s properties located in Tarzana, California is affected by State of California Senate Bill 1953 (SB 1953), which requires certain seismic safety building standards for acute care hospital facilities. This hospital is operated by Tenet under a lease expiring in February 2009. The Company and Tenet are currently reviewing the SB 1953 compliance of this hospital, multiple plans of action to cause such compliance, the estimated time for completing the same, and the cost of performing necessary remediation of the property. HCP cannot currently estimate the remediation costs that will need to be incurred prior to 2013 in order to make the facility SB 1953-compliant through 2030, and the final allocation of any remediation costs between the Company and Tenet. Rent on the hospital in 2006 and 2005 was $10.8 million for each year and the carrying amount was $73.9 million at December 31, 2006.

Master Trust Liabilities.   Certain residents of two of the Company’s senior housing facilities have entered into a master trust agreement with the operator of the facilities whereby amounts paid upfront by such residents were deposited into a trust account. These funds were then made available to the senior housing operator in the form of a non-interest bearing loan to provide permanent financing for the related

HEALTH CARE PROPERTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

communities. The operator of the senior housing facility is the borrower under these arrangements; however, two of the Company’s properties are collateral under the master trust agreements. As of December 31, 2006, the remaining obligation under the master trust agreements for these two properties is $10 million. The Company’s property is released as collateral as the master trust liabilities are extinguished.

SCCI Stock Purchase Agreement.   On July 28, 2005, in connection with the acquisition of SCCI Healthcare Services Corporation (“SCCI”) by Triumph Healthcare Holdings, Inc. (“Buyer”), the Company sold its securities in SCCI, with a carrying value of zero, and received proceeds of $2.9 million. Pursuant to certain indemnities specified in the related Stock Purchase Agreement (“SPA”), the Company could be required to return or pay to the Buyer a portion of the proceeds received from the sale of its shares in certain circumstances. Specifically, the SPA provides that each seller under the SPA, severally but not jointly, indemnifies Buyer for damages relating to certain legal proceedings, which are defined in the SPA. The SPA generally imposes an aggregate cap on the liability of the sellers for indemnities under the SPA in the amount of $17.5 million, which sum was deposited into escrow at the closing of the sale as a holdback. The Company accounted for the transfer of this financial asset as a sale and recognized a gain of approximately $2.8 million based on the proceeds received less the estimated fair value of the indemnities. The gain from the sale of these securities is included in interest and other income in the Company’s results of operations for the year ended December 31, 2005.

Earn-out Obligations.   Pursuant to the terms of certain acquisition-related agreements, the Company may be obligated to make additional payments (“Earn-outs”) upon the achievement of certain criteria. If it is probable at the time of acquisition of the related properties that the Earn-out criteria will be achieved, the Earn-out payments are accrued. Otherwise, the additional purchase consideration is recognized when the performance criteria are achieved. During the year ended December 31, 2006, the Company made Earn-out payments in the aggregate of $6.7 million.

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

HEALTH CARE PROPERTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Leases with certain tenants contain purchase options whereby the tenant may elect to acquire the underlying real estate. Annualized lease payments to be received from leases subject to purchase options, in the year that these purchase options are exercisable, are summarized as follows (dollars in thousands):

Year	Base Rent	Number of Properties
2007	$6,040	11
2008	18,907	5
2009	34,952	20
2010	7,161	11
2011	2,174	3
Thereafter	80,567	87
	$149,801	137

The Company’s rental expense attributable to continuing operations for the years ended December 31, 2006, 2005 and 2004 was approximately $4.2 million, $2.6 million and $1.3 million, respectively. These rental expense amounts include ground rent and other leases. Future minimum lease obligations under non-cancelable ground leases as of December 31, 2006 were as follows (in thousands):

Year	Amount
2007	$1,380
2008	1,396
2009	1,410
2010	1,423
2011	1,439
Thereafter	79,837
Total	$86,885

(14)   Derivative Financial Instruments

In July 2005, the Company entered into three interest-rate swap contracts that are designated as hedging the variability in expected cash flows for variable rate debt assumed in connection with the acquisition of a portfolio of real estate assets in July 2005. The cash flow hedges have a notional amount of $45.6 million and expire in July 2020. The fair value of these contracts at December 31, 2006, was $0.3 million and is included in other liabilities. For the year ended December 31, 2006, the Company recognized increased interest expense of $0.2 million attributable to the contracts. The Company determined that these swap agreements were highly effective in offsetting future variable-interest cash flows related to the assumed mortgages. The effective portion of gains and losses on these contracts is recognized in accumulated other comprehensive income (loss) whereas the ineffective portion is recognized in earnings. During the years ended December 31, 2006 and 2005, there was no ineffective portion related to these hedges.

In August 2006, the Company entered into two treasury lock contracts that were designated as hedging the variability in forecasted interest payments, attributable to changes in the U.S. Treasury rate, on long-term fixed rate debt forecasted to be issued between September 1 and October 31, 2006. The cash flow hedges had a notional principal amount of $560.5 million and were settled on September 16, 2006,

HEALTH CARE PROPERTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

which was the date that the forecasted debt was issued. The cash settlement value of these contracts at September 16, 2006, was $4.4 million. The unamortized amount of these contracts at December 31, 2006, is $4.3 million and is included in accumulated other comprehensive income (loss). The Company determined that these treasury lock agreements were highly effective in offsetting future variability of forecasted interest payments. Amounts reported in accumulated other comprehensive income (loss) related to these hedges will be recognized as additional interest expense on the Company’s hedged fixed-rate debt that will mature in 2011 and 2016. During 2007, the Company estimates that $0.5 million will be recognized as additional interest expense.

(15)   Stockholders’ Equity

Common Stock

Dividends on the Company’s common stock are characterized for federal income tax purposes as taxable ordinary income, capital gain distributions, nontaxable distributions or a combination thereof. Following is the characterization of the Company’s annual common stock dividends per share:

	Year Ended December 31,
	2006	2005	2004
Taxable ordinary income	$1.1124	$1.0492	$1.0730
Capital gain distribution	0.5285	0.0300	—
Nontaxable distribution	0.0591	0.6008	0.5970
	$1.7000	$1.6800	$1.6700

For the period from January 1, 2006 through October 5, 2006, 100 percent of the distributions received by CRP stockholders were considered to be capital gain dividends, all of which were also unrecaptured IRC Section 1250 gain income.

For the year ended December 31, 2005, approximately 67 percent of the distributions received by CRP stockholders were considered to be ordinary income and 33 percent were considered a return of capital for federal income tax purposes. During the year ended December 31, 2004, approximately 60 percent of the distributions received by CRP stockholders were considered to be ordinary income and approximately 40 percent were considered a return of capital for federal income tax purposes.

During 2006 and 2005, the Company issued 0.8 million and 0.9 million shares of common stock, respectively, under its Dividend Reinvestment and Stock Purchase Plan (DRIP).

On October 5, 2006, the Company issued an aggregate of 27.2 million shares of common stock in connection with the CRP and CRC mergers.

On November 10, 2006, the Company issued 33.5 million shares of common stock and received net proceeds of approximately $960 million.

On January 19, 2007, the Company issued 6.8 million shares of its common stock and received net proceeds of approximately $261 million.

On January 29, 2007, the Company announced that its Board declared a quarterly cash dividend of $0.445 per share. The common stock cash dividend will be paid on February 21, 2007 to stockholders of record as of the close of business on February 5, 2007.

HEALTH CARE PROPERTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Preferred Stock

The Series E and Series F preferred stock have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities of the Company. Dividends are payable quarterly in arrears. The following summarizes cumulative redeemable preferred stock outstanding at December 31, 2006:

Series	Shares Outstanding	Issue Price	Dividend Rate	Callable at Par on or After
Series E	4,000,000	$25/share	7.25%	September 15, 2008
Series F	7,820,000	$25/share	7.10%	December 3, 2008

Dividends on preferred stock are characterized as ordinary income, capital gains, or a combination thereof for federal income tax purposes and are summarized in the following annual distribution table:

		Annual Dividends Per Share
	Dividend	Capital Gain Distribution		Ordinary Income
	Rate	2006	2005	2006	2005	2004
Series E	7.250%	$0.5838	$0.0504	$1.2287	$1.7621	$1.8125
Series F	7.100	0.5717	0.0493	1.2033	1.7257	1.9180

On September 15, 2003, the Company issued 4,000,000 shares of 7.25% Series E Cumulative Redeemable Preferred Stock at $25 per share, generating gross proceeds of $100 million.

On December 3, 2003, the Company issued 7,820,000 shares of 7.10% Series F Cumulative Redeemable Preferred Stock at $25 per share, raising gross proceeds of $195.5 million.

On January 29, 2007, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.45313 per share on its Series E cumulative redeemable preferred stock and $0.44375 per share on its Series F cumulative redeemable preferred stock. These dividends will be paid on March 31, 2007 to stockholders of record as of the close of business on March 15, 2007.

Accumulated Other Comprehensive Income (Loss) (“AOCI”)

	December 31,
	2006	2005
	(in thousands)
AOCI—unrealized gains on available for sale securities	$24,536	$1,080
AOCI—unrealized gains (losses) on cash flow hedges	(4,596)	388
Supplemental Executive Retirement Plan (“SERP”) minimum liability	(2,215)	(2,316)
Total Accumulated Other Comprehensive Income (Loss)	$17,725	$(848)

HEALTH CARE PROPERTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16)   Impairments

During 2006, 30 properties were deemed impaired resulting in impairment charges of $9.6 million. Impairment charges principally arose as a result of the disposition of four properties, the contribution of 25 properties into a senior housing joint venture in January 2007, and a decrease in expected cash flows from one property. During 2005, no properties were determined to be impaired. During 2004, 16 properties were deemed impaired resulting in impairment charges of $17.1 million. During 2004, impairment charges principally arose as a result of reduced anticipated holding periods and planned near-term dispositions. Impairment charges are summarized as follows:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Continuing operations	$3,577	$—	$410
Discontinued operations	6,004	—	16,657
	$9,581	$—	$17,067

(17)   Supplemental Cash Flow Information

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Supplemental cash flow information:
Interest paid, net of capitalized interest and other	$165,508	$99,862	$87,168
Taxes paid	13	106	1,716
Non-cash information:
Capitalized interest	895	637	1,650
Mortgages assumed on acquired properties	80,747	113,484	81,386
Mortgages included with real estate dispositions	91,730	—	31,397
Loans received upon sale of unconsolidated joint venture investments	—	6,228	—
Non-managing member units issued in connection with acquisitions	2,752	30,398	1,086
Loans receivable settled in connection with real estate acquisitions	—	—	94,768
Accrued dividends	—	—	1,118
Restricted stock issued, net of cancellations	241	121	124
Unrealized gains on available for sale securities and derivatives designated as cash flow hedges	22,826	1,468	—
Conversion of non-managing member units into common stock	5,523	2,601	4,777

See also discussions of the CRP merger, HCP MOP and HCP Ventures III transactions in Notes 5 and 9.

HEALTH CARE PROPERTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18)   Earnings Per Common Share

The Company computes earnings per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per common share is computed by dividing net income applicable to common shares by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is calculated including the effect of dilutive securities. Approximately 0.9 million and 1.0 million options to purchase shares of common stock that had an exercise price in excess of the average market price of the common stock during 2005 and 2004 were not included because they are not dilutive. Additionally, 6.0 million shares issuable upon conversion of 3.4 million non-managing member units in 2006 and 2005, and 5.1 million shares issuable upon conversion of 2.5 million non-managing member units in 2004 were not included since they are anti-dilutive.

The following table illustrates the computation of basic and diluted earnings per share for the years ended December 31 (dollars in thousands, except per share and share amounts):

	2006	2005	2004
Numerator
Income from continuing operations	$106,630	$115,589	$114,147
Preferred stock dividends	(21,130)	(21,130)	(21,130)
Income from continuing operations applicable to common shares	85,500	94,459	93,017
Discontinued operations	310,917	57,468	54,893
Net income applicable to common shares	$396,417	$151,927	$147,910
Denominator
Basic weighted average common shares	148,236	134,673	131,854
Dilutive stock options and restricted stock	990	887	1,508
Diluted weighted average common shares	149,226	135,560	133,362
Basic earnings per common share
Income from continuing operations	$0.58	$0.70	$0.71
Discontinued operations	2.09	0.43	0.41
Net income applicable to common stockholders	$2.67	$1.13	$1.12
Diluted earnings per common share
Income from continuing operations	$0.57	$0.70	$0.70
Discontinued operations	2.09	0.42	0.41
Net income applicable to common shares	$2.66	$1.12	$1.11

HEALTH CARE PROPERTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19)   Disclosures About Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, restricted cash, receivables, payables, and accrued liabilities are reasonable estimates of fair value because of the short maturities of these instruments. Fair values for secured loans receivable, senior unsecured notes and mortgage debt are estimates based on rates currently prevailing for similar instruments of similar maturities. The fair values of the interest rate swaps were determined through estimates provided by investment bank affiliates. The fair values of the available for sale securities were determined based on market quotes.

	December 31,
	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Secured loans receivable	$121,482	$146,156	$175,426	$202,695
Marketable debt securities	322,500	322,500	—	—
Marketable equity securities	15,159	15,159	6,333	6,333
Senior unsecured notes and mortgage debt	(4,965,176)	(5,057,471)	(1,698,346)	(1,750,559)
Interest rate swaps	(328)	(328)	388	388

(20)   Compensation Plans

Stock Based Compensation

On May 11, 2006, the Company’s stockholders approved the 2006 Performance Incentive Plan (the “2006 Incentive Plan”). The 2006 Incentive Plan replaces the Company’s 2000 Stock Incentive Plan and provides for the granting of stock-based compensation, including stock options, restricted stock, and performance restricted stock units to officers, employees and directors in connection with their employment with or services provided to the Company. The maximum number of shares available for future awards under the 2006 Incentive Plan is 8.2 million shares at December 31, 2006, of which 4.1 million may be issued as restricted stock and performance restricted stock units.

HEALTH CARE PROPERTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	Shares Under Options	Weighted Average Exercise Price	Shares Under Options Exercisable at Period End	Weighted Average Exercise Price
Outstanding as of January 1, 2004	5,361	$16	921	$15
Granted	1,011	27
Exercised	(1,446)	15
Forfeited	(645)	15
Outstanding as of December 31, 2004	4,281	19	1,277	$17
Granted	1,175	25
Exercised	(1,436)	16
Forfeited	(158)	21
Outstanding as of December 31, 2005	3,862	22	1,157	$19
Granted	1,215	27
Exercised	(430)	18
Forfeited	(310)	26
Outstanding as of December 31, 2006	4,337	24	1,583	$21

The following table summarizes additional information concerning outstanding and exercisable stock options at December 31, 2006 (shares in thousands):

			Weighted Average	Currently Exercisable
Range of Exercise Price	Shares Under Options	Weighted Average Exercise Price	Remaining Contractual Life in Years	Shares Under Options	Weighted Average Exercise Price
$12 - $17	302	$14	3.0	302	$14
17 - 18	570	18	5.4	432	18
19 - 21	362	19	5.5	240	19
23 - 28	3,103	26	8.1	609	26
	4,337	24	7.2	1,583	21

HEALTH CARE PROPERTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes additional information concerning unvested stock options at December 31, 2006 (in thousands, except per share amounts):

	Shares Under Options	Weighted Average Exercise Price
Unvested at January 1, 2004	4,440	$16
Granted	1,011	27
Vested	(1,802)	15
Forfeited	(645)	15
Unvested at December 31, 2004	3,004	20
Granted	1,175	25
Vested	(1,316)	18
Forfeited	(158)	21
Unvested at December 31, 2005	2,705	24
Granted	1,215	27
Vested	(856)	21
Forfeited	(310)	26
Unvested at December 31, 2006	2,754	26

Proceeds received from options exercised under the Stock Incentive Plans for the years ended December 31, 2006, 2005 and 2004 were $7.9 million, $22.9 million and $21.1 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $4.6 million, $14.8 million and $9.9 million, respectively. The total share-based compensation expense recognized during the years ended December 31, 2006, 2005 and 2004 was $8.2 million, $6.5 million and $6.2 million, respectively. The total intrinsic value of options outstanding and exercisable as of December 31, 2006 was $25.5 million.

The fair value of the stock options granted during the years ended December 31, 2006, 2005 and 2004 was estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the table below. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the historical exercise behavior of employees and expected turnover rates. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life, ending on the day of grant, and calculated on a weekly basis.

	2006	2005	2004
Risk-free rate	4.50%	3.71%	2.78%
Expected life (in years)	6.5	6.5	5.0
Expected volatility	20.0%	20.0%	20.0%
Expected dividend yield	7.5%	7.5%	7.5%

The weighted average fair value per share at the date of grant for options awarded during the years ended December 31, 2006, 2005 and 2004 was $2.18, $1.87 and $1.79, respectively.

HEALTH CARE PROPERTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock and Performance Restricted Stock Units

Under the 2006 Incentive Plan, restricted stock and performance restricted stock units generally vest over a three- to five-year period. The vesting of certain restricted shares and units may accelerate upon retirement, a change in control of the Company, as defined, and other events. When vested, each performance restricted stock unit is convertible into one share of common stock. The restricted stock and performance restricted stock units are valued on the grant date based on the market price of a common share on that date. Generally, the Company recognizes the fair value of the awards over the applicable vesting period as compensation expense.

The following table summarizes additional information concerning restricted stock and restricted stock units at December 31, 2006 (units and shares in thousands):

Unvested Shares	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2004	83	$12	600	$20
Granted	122	21	124	26
Vested	—	—	(178)	19
Forfeited	—	—	(77)	27
Unvested at December 31, 2004	205	17	469	19
Granted	292	25	121	25
Vested	(3)	28	(114)	22
Forfeited	(25)	21	(22)	26
Unvested as of December 31, 2005	469	20	454	23
Granted	401	28	111	28
Vested	(129)	20	(131)	23
Forfeited	(28)	26	(61)	25
Unvested at December 31, 2006	713	27	373	25

The total vesting date fair values of restricted stock and restricted stock units vested during the years ended December 31, 2006, 2005 and 2004 was $6.6 million, $3.0 million and $3.2 million, respectively.

As of December 31, 2006, there was $25.5 million of total unrecognized compensation cost, related to unvested share-based compensation arrangements granted under the Company’s incentive plans, which is expected to be recognized over a weighted average period of 3.4 years.

On August 14, 2006, the Company granted to the Company’s Chairman and Chief Executive Officer, 219,000 restricted stock units. The restricted stock units vest over a period of ten years beginning in 2012. Additionally, as the Company pays dividends on its outstanding common stock, the original award will be credited with additional restricted stock units as dividend equivalents (as opposed to receiving a cash payment). The dividend equivalent restricted stock units will be subject to the same vesting and other conditions as applied to the grant generally.

Employee Benefit Plan

The Company maintains a 401(k) and profit sharing plan that allows for eligible participants to defer compensation, subject to certain limitations imposed by the Code. The Company provides a matching

HEALTH CARE PROPERTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

contribution of up to 4% of each participant’s eligible compensation. During 2006, the Company’s matching contributions were approximately $0.5 million. During 2005 and 2004, the Company’s matching contributions were approximately $0.2 million in each year.

(21)   Segment Disclosures

The Company’s business consists of financing and leasing healthcare-related real estate. The Company evaluates its business and makes resource allocations on its two business segments—triple-net leased and medical office building segments. Under the triple-net leased segment, the Company invests in healthcare-related real estate through acquisition and secured financing of primarily single tenant properties. Properties acquired are primarily leased under triple-net leases. Under the medical office building segment, the Company invests in medical office buildings that are primarily leased under gross or modified gross leases, generally to multiple tenants, and generally require a greater level of property management. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). There are no intersegment sales or transfers. The Company evaluates performance based upon property net operating income of the combined properties in each segment.

Non-segment revenue consists mainly of interest on unsecured loans and other income. Non-segment assets consist of corporate assets including cash, restricted cash, accounts receivable, net and deferred financing costs. Interest expense, depreciation and amortization, and other non-property specific revenues and expenses are not allocated to individual segments in determining the Company’s performance measure.

Summary information for the reportable segments is as follows (in thousands):

For the year ended December 31, 2006:

Segments	Rental Revenues	Equity Income	Income From DFLs	Investment Management Fees	Interest and Other	Total Revenues	NOI(1)
Triple-net leased:
Hospital	$94,481	$—	$—	$—	$6,603	$101,084	$94,481
Skilled nursing	42,253	—	—	—	2,290	44,543	42,159
Senior housing	201,543	318	15,008	—	2,313	219,182	189,052
Other healthcare facilities	29,024	—	—	—	—	29,024	23,015
Total triple-net leased	$367,301	$318	$15,008	$—	$11,206	$393,833	$348,707
Medical office building	189,720	8,013	—	3,895	—	201,628	119,128
Non-segment revenues	—	—	—	—	23,626	23,626	—
Total	$557,021	$8,331	$15,008	$3,895	$34,832	$619,087	$467,835

HEALTH CARE PROPERTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the year ended December 31, 2005:

Segments	Rental Revenues	Equity Income (Loss)	Investment Management Fees	Interest and Other	Total Revenues	NOI(1)
Triple-net leased:
Hospital	$91,122	$—	$—	$6,065	$97,187	$91,122
Skilled nursing	40,864	—	—	5,814	46,678	40,712
Senior housing	112,455	256	—	3,160	115,871	103,405
Other healthcare	25,466	—	—	—	25,466	20,264
Total triple-net leased	$269,907	$256	$—	$15,039	$285,202	$255,503
Medical office building	126,897	(1,379)	3,184	—	128,702	81,985
Non-segment revenues	—	—	—	7,883	7,883	—
Total	$396,804	$(1,123)	$3,184	$22,922	$421,787	$337,488

For the year ended December 31, 2004:

Segments	Rental Revenues	Equity Income	Investment Management Fees	Interest and Other	Total Revenues	NOI(1)
Triple-net leased:
Hospital	$89,185	$—	$—	$6,270	$95,455	$89,185
Skilled nursing	35,874	—	—	6,440	42,314	35,999
Senior housing	84,697	620	—	15,516	100,833	77,738
Other healthcare	24,438	—	—	—	24,438	19,014
Total triple-net leased	$234,194	$620	$—	$28,226	$263,040	$221,936
Medical office building	93,700	1,537	3,293	—	98,530	63,474
Non-segment revenues	—	—	—	4,529	4,529	—
Total	$327,894	$2,157	$3,293	$32,755	$366,099	$285,410

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

HEALTH CARE PROPERTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a reconciliation from NOI to reported net income, a financial measure under GAAP (in thousands):

	Years ended December 31,
	2006	2005	2004
Net operating income from continuing operations	$467,835	$337,488	$285,410
Equity income (loss) from unconsolidated joint ventures	8,331	(1,123)	2,157
Income from direct financing leases	15,008	—	—
Investment management fee income	3,895	3,184	3,293
Interest and other income	34,832	22,922	32,755
Interest expense	(213,304)	(107,201)	(87,632)
Depreciation and amortization	(144,215)	(94,862)	(72,501)
General and administrative	(47,370)	(31,869)	(36,721)
Impairments	(3,577)	—	(410)
Minority interests	(14,805)	(12,950)	(12,204)
Total discontinued operations	310,917	57,468	54,893
Net income	$417,547	$173,057	$169,040

The Company’s total assets by segment were:

	As of December 31,
Segments	2006	2005
Triple-net leased:
Hospital	$951,548	$809,930
Skilled nursing	336,494	701,687
Senior housing	5,919,517	1,318,245
Other healthcare	264,298	243,166
Total triple-net leased assets	$7,471,857	$3,073,028
Medical office building assets	2,438,607	1,034,651
Gross segment assets	9,910,464	4,107,679
Accumulated depreciation and amortization	(660,670)	(619,673)
Net segment assets	9,249,794	3,488,006
Non-segment assets	762,955	109,259
Total assets	$10,012,749	$3,597,265

(22)   Transactions with Related Parties

Mr. McKee, a director of the Company, is Vice Chairman and Chief Operating Officer of The Irvine Company. During each of 2006, 2005 and 2004, the Company made payments of approximately $0.6 million, $0.6 million and $0.5 million, respectively, to The Irvine Company for the lease of office space.

Mr. Messmer, a director of the Company, is Chairman and Chief Executive Officer of Robert Half International Inc. During 2006, and 2005 and 2004, the Company made payments of approximately $0.2 million, $0.1 million and $1.1 million, respectively, to Robert Half International Inc. and certain of its subsidiaries for services including placement of temporary and permanent employees and Sarbanes-Oxley compliance consultation.

HEALTH CARE PROPERTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Mr. Rhein, a director of the Company, is a director of Cohen & Steers, Inc. Cohen & Steers Capital Management, Inc., a wholly owned subsidiary of Cohen & Steers, Inc., is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940. As of December 31, 2006, mutual funds managed by Cohen & Steers Capital Management, Inc., (“Cohen & Steers”) in the aggregate, owned 4% of the Company’s common stock. In addition, an affiliate of Cohen & Steers provided financial advisory services to us in 2006. In respect of these services, we made payments to the Cohen & Steers affiliate of $1.5 million during 2006.

Mr. Sullivan, a director of the Company, was a director of Covenant Care, Inc through March 2006. During 2006, 2005 and 2004, Covenant Care made payments of approximately $8.2 million, $8.0 million and $7.6 million, respectively, to the Company for the lease of certain of its nursing home properties.

Mr. Roath, a director of the Company, is the former Chairman, President and Chief Executive Officer of the Company. Mr. Roath is a participant under the Company’s Supplemental Executive Retirement Plan (“SERP”). During 2006, 2005 and 2004, the Company made payments under the SERP to Mr. Roath of approximately $625,000 per year.

Pursuant to the original purchase agreement dated October 2, 2003, the Company paid $9.8 million during the year ended December 31, 2005, in additional purchase consideration in the form of an earn-out to the former members of MedCap Properties, LLC (“MedCap”) related to the Company’s 2003 acquisition of four MOBs that were under development at the time of acquisition. The amounts paid included $3.7 million paid to Mr. Elcan and Mr. Klaritch who are former members of MedCap and officers of the Company. At the time that the original purchase agreement was entered into, Mr. Elcan and Mr. Klaritch were not officers of the Company.

Notwithstanding these matters, the Board of Directors of the Company has determined, in accordance with the categorical standards adopted by the Board, that each of Messrs. McKee, Messmer, Rhein, and Sullivan is independent within the meaning of the rules of the New York Stock Exchange.

(23)   Subsequent Events

On January 5, 2007, the Company formed a joint venture with an institutional capital partner. The joint venture includes 25 properties valued at $1.1 billion and encumbered by $686 million in debt. Upon formation, we received approximately $280 million in proceeds, including a one-time acquisition fee of $5.4 million. The Company retained a 35% interest in the venture, will act as the managing member and will receive ongoing asset management fees.

On January 19, 2007, the Company issued 6.8 million shares of its common stock and received net proceeds of approximately $261 million.

On January 22, 2007, the Company issued $500 million of 6.00% senior unsecured notes due in 2017. The notes were priced at 99.323% of the principal amount for an effective yield of 6.09%. The Company received net proceeds of $493 million, which were used to repay its term loan facility and borrowings under its revolving credit facility.

On January 31, 2007, we acquired three long-term acute care hospitals and received proceeds of $36 million in exchange for 11 skilled nursing facilities valued at approximately $77 million. The three acquired properties have an initial lease term of ten years with two ten-year renewal options, and an initial contractual yield of 12% with escalators based on the lessee’s revenue growth. The acquired properties are included in a new master lease that contains 14 properties leased to the same operator.

HEALTH CARE PROPERTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 9, 2007, the Company acquired the Medical City Dallas campus, which includes two hospital towers, six medical office buildings, and three parking garages, for approximately $347 million, including non-managing member LLC units (“DownREIT units’’) valued at $174 million. The initial yield on this campus is approximately 7.3%.

(24)   Selected Quarterly Financial Data (Unaudited)

	Three Months Ended During 2006
	March 31	June 30	September 30	December 31
	(in thousands, except share data)
Revenue	$126,458	$127,532	$130,199	$234,898
Gain (loss) from real estate dispositions, net of impairments	8,591	(2,429)	35,728	227,389
Net income applicable to common shares	52,605	36,284	71,536	235,992
Dividends paid per common share	0.425	0.425	0.425	0.425
Basic earnings per common share	0.39	0.27	0.52	1.28
Diluted earnings per common share	0.38	0.26	0.52	1.27

	Three Months Ended During 2005
	March 31	June 30	September 30	December 31
	(in thousands, except share data)
Revenue	$94,091	$103,827	$110,030	$113,839
Gain from real estate dispositions	4,738	4,166	273	979
Net income applicable to common shares	38,175	37,764	39,759	36,229
Dividends paid per common share	0.42	0.42	0.42	0.42
Basic earnings per common share	0.29	0.28	0.29	0.27
Diluted earnings per common share	0.28	0.28	0.29	0.27

On October 5, 2006, the Company completed its merger with CRP. On November 30, 2006, the Company acquired the interest held by an affiliate of GE in HCP MOP, which resulted in the consolidation of HCP MOP beginning on that date. The impact of the Company’s merger with CRP and consolidation of HCP MOP are included in the results of quarter ended December 31, 2006. In addition, On December 1, 2006, the Company sold 69 skilled nursing facilities for $392 million recognizing gains of approximately $226 million.

Results of operations for properties sold or to be sold have been classified as discontinued operations for all periods presented.

HEALTH CARE PROPERTY INVESTORS, INC.
Schedule III: Real Estate and Accumulated Depreciation
December 31, 2006
(Dollars in Thousands)

			Gross Amount at Which Carried At Close of Period 12/31/06					Life on Which Depreciation
City	State	Encumbrances at 12/31/06	Land	Building Improvements, CIP and Intangibles	Total	Accumulated Depreciation	Date Acquired/ Constructed	in Latest Income Statement is Computed
Hospitals
Fayetteville	AR	$—	$700	$9,951	$10,651	$(2,039)	1999	35
Little Rock	AR	—	709	9,604	10,313	(3,471)	1988	45
Peoria	AZ	—	1,565	7,070	8,635	(2,681)	1989	45
Tucson	AZ	—	630	2,989	3,619	(620)	1997	45
Fresno	CA	—	3,652	34,714	38,366	(199)	2006	39
Irvine	CA	—	18,000	70,800	88,800	(14,504)	1999	35
Los Gatos	CA	—	3,736	17,139	20,875	(11,908)	1985	30
Tarzana	CA	—	12,300	77,465	89,765	(15,847)	1999	35
Colorado Springs	CO	—	690	8,338	9,028	(2,974)	1990	45
Ft. Lauderdale	FL	—	2,000	11,269	13,269	(2,564)	1997	40
Palm Beach Garden	FL	—	4,200	58,250	62,450	(11,929)	1999	35
Roswell	GA	—	6,900	54,859	61,759	(11,296)	1999	35
Idaho Falls	ID	—	2,068	25,170	27,238	(2,222)	2005	45
Overland Park	KS	—	2,316	10,704	13,020	(4,197)	1986	45
Wichita	KS	—	1,500	12,501	14,001	(2,560)	1999	35
Bossier City	LA	—	1,965	15,505	17,470	(155)	2006	35
Plaquemine	LA	—	636	9,722	10,358	(3,925)	1992	35
Slidell	LA	—	2,520	19,412	21,932	(10,421)	1985	40
Slidell	LA	—	1,490	22,530	24,020	(132)	2006	40
Poplar Bluff	MO	—	1,200	34,800	36,000	(7,126)	1999	35
Hickory	NC	—	2,600	69,900	72,500	(14,313)	1999	35
Bennetsville	SC	—	794	13,700	14,494	(3,929)	1999	25
Cheraw	SC	—	500	8,000	8,500	(2,300)	1999	25
Amarillo	TX	—	350	3,800	4,150	(2,775)	1999	10
Cleveland	TX	—	400	14,603	15,003	(2,690)	1999	35
Denton	TX	(15,634)	1,126	26,574	27,700	(522)	2006	40
Denton	TX	(7,752)	821	12,979	13,800	(87)	2006	40
San Antonio	TX	—	1,990	12,994	14,984	(6,439)	1988	45
Trophy Club	TX	(15,965)	1,128	26,072	27,200	(177)	2006	40
Webster	TX	—	890	5,161	6,051	(1,369)	1997	35
West Valley City	UT	—	2,900	59,112	62,012	(10,256)	1999	35
Petersburg	VA	—	1,403	7,628	9,031	(48)	2006	39
Morgantown	WV	—	—	14,400	14,400	(2,952)	1999	35
Total hospitals		$(39,351)	$83,679	$787,715	$871,394	$(158,627)
Skilled nursing
Bellflower	CA	$—	$330	$1,148	$1,478	$(763)	1986	35
Downey	CA	—	330	1,406	1,736	(938)	1986	35
El Monte	CA	—	360	3,542	3,902	(2,364)	1986	35
Glendora	CA	—	430	2,292	2,722	(1,498)	1986	35
Livermore	CA	—	330	1,711	2,041	(1,414)	1985	25
Lomita	CA	—	510	1,222	1,732	(824)	1986	35
Perris	CA	—	336	3,394	3,730	(1,266)	1998	25
Vista	CA	—	653	6,438	7,091	(2,331)	1997	25
Fort Collins	CO	—	159	2,064	2,223	(1,713)	1985	25
Morrison	CO	—	430	5,689	6,119	(4,567)	1985	25
Statesboro	GA	—	168	1,695	1,863	(655)	1998	25
Rexburg	ID	—	200	5,310	5,510	(1,474)	1998	35
Angola	IN	—	130	2,970	3,100	(664)	1999	35
Ferdinand	IN	—	26	3,389	3,415	(1,379)	1991	40
Fort Wayne	IN	—	200	4,866	5,066	(1,000)	1999	35
Fort Wayne	IN	—	140	3,860	4,000	(870)	1999	35
Huntington	IN	—	30	3,072	3,102	(708)	1999	35
Jasper	IN	—	165	6,804	6,969	(1,490)	2001	35

HEALTH CARE PROPERTY INVESTORS, INC.
Schedule III: Real Estate and Accumulated Depreciation (Continued)
December 31, 2006
(Dollars in Thousands)

Kokomo	IN	$—	$250	$5,932	$6,182	$(860)	2000	45
Lebanon	IN	—	—	5,550	5,550	(1,147)	2000	45
Michigan City	IN	—	555	5,494	6,049	(460)	2004	40
Milford	IN	—	26	1,935	1,961	(897)	1991	35
New Albany	IN	—	230	7,090	7,320	(1,578)	2001	35
Petersburg	IN	—	25	2,434	2,459	(1,109)	1991	40
Seymour	IN	—	—	7,897	7,897	(650)	2004	45
Spencer	IN	—	70	7,440	7,510	(1,724)	2001	35
Tell City	IN	—	95	7,812	7,907	(1,085)	2001	45
Cynthiana	KY	—	192	4,875	5,067	(229)	2005	40
Mayfield	KY	—	218	2,797	3,015	(1,419)	1986	40
Franklin	LA	—	405	4,100	4,505	(1,551)	1998	25
Morgan City	LA	—	203	2,050	2,253	(775)	1998	25
Westborough	MA	—	138	2,975	3,113	(2,139)	1985	30
Bad Axe	MI	—	400	4,506	4,906	(1,016)	1998	40
Deckerville	MI	—	39	2,966	3,005	(1,320)	1986	45
Mc Bain	MI	—	12	2,424	2,436	(1,089)	1986	45
Las Vegas	NV	—	1,300	4,300	5,600	(1,159)	1999	35
Las Vegas	NV	—	1,300	6,200	7,500	(1,588)	1999	35
Delaware	OH	—	93	3,440	3,533	(2,068)	1986	35
Fairborn	OH	—	250	4,950	5,200	(1,093)	1999	35
Georgetown	OH	—	130	5,070	5,200	(1,118)	1999	35
Marion	OH	—	218	2,971	3,189	(1,930)	1986	30
Newark	OH	—	400	8,588	8,988	(4,790)	1986	35
Port Clinton	OH	—	370	3,730	4,100	(843)	1999	35
Springfield	OH	—	250	4,050	4,300	(909)	1999	35
Toledo	OH	—	120	5,280	5,400	(1,200)	1999	35
Versailles	OH	—	120	5,080	5,200	(1,120)	1999	35
Salem	OR	—	87	2,672	2,759	(2,016)	1985	25
Carthage	TN	—	129	2,406	2,535	(241)	2004	35
Loudon	TN	—	26	3,879	3,905	(2,211)	1986	35
Maryville	TN	—	160	1,472	1,632	(669)	1986	45
Maryville	TN	—	307	4,376	4,683	(1,910)	1986	45
Fort Worth	TX	—	243	2,575	2,818	(979)	1998	25
Galveston	TX	—	245	6,977	7,222	(1,244)	2002	35
Port Arthur	TX	—	155	7,067	7,222	(1,256)	2002	35
Texas City	TX	—	170	7,052	7,222	(1,254)	2002	35
Ogden	UT	—	250	4,685	4,935	(1,301)	1998	35
Fishersville	VA	—	751	7,734	8,485	(765)	2004	40
Floyd	VA	—	309	2,708	3,017	(666)	2004	25
Independence	VA	—	206	8,366	8,572	(792)	2004	40
Newport News	VA	—	535	6,192	6,727	(637)	2004	40
Roanoke	VA	—	586	7,159	7,745	(699)	2004	40
Staunton	VA	—	422	8,681	9,103	(839)	2004	40
Williamsburg	VA	—	699	4,886	5,585	(526)	2004	40
Windsor	VA	—	319	7,543	7,862	(724)	2004	40
Woodstock	VA	—	607	5,400	6,007	(556)	2004	40
Total skilled nursing		$—	$18,542	$294,638	$313,180	$(82,069)

HEALTH CARE PROPERTY INVESTORS, INC.
Schedule III: Real Estate and Accumulated Depreciation (Continued)
December 31, 2006
(Dollars in Thousands)

			Gross Amount at Which Carried At Close of Period 12/31/06					Life on Which Depreciation
City	State	Encumbrances at 12/31/06	Land	Building Improvements, CIP and Intangibles	Total	Accumulated Depreciation	Date Acquired/ Constructed	in Latest Income Statement is Computed
Senior housing
Birmingham	AL	$—	$1,200	$8,023	$9,223	$(1,775)	1999	45
Birmingham	AL	(36,542)	4,682	80,024	84,706	(469)	2006	40
Huntsville	AL	(19,948)	1,394	41,606	43,000	(252)	2006	40
Huntsville	AL	—	307	5,893	6,200	(54)	2006	40
Little Rock	AR	(7,838)	1,922	17,878	19,800	(195)	2006	39
Mesa	AZ	—	880	3,679	4,559	(754)	2003	30
Peoria	AZ	—	1,625	10,375	12,000	(91)	2006	40
Phoenix	AZ	—	473	4,478	4,951	(1,523)	1995	35
Phoenix	AZ	—	1,725	6,475	8,200	(51)	2006	40
Tucson	AZ	—	2,350	24,037	26,387	(2,604)	2003	30
Tucson	AZ	—	1,426	3,774	5,200	(21)	2006	40
Anaheim Hills	CA	(15,119)	10,301	38,099	48,400	(233)	2006	40
Apple Valley	CA	—	452	3,348	3,800	(27)	2006	40
Auburn	CA	—	540	8,309	8,849	(1,568)	2001	40
Beverly Hills	CA	—	9,872	33,728	43,600	(245)	2006	40
Camarillo	CA	(8,443)	5,798	16,602	22,400	(111)	2006	40
Carlsbad	CA	(13,962)	7,897	14,303	22,200	(125)	2006	40
Carmichael	CA	(7,426)	4,270	14,229	18,499	(41)	2006	40
Citrus Heights	CA	(3,836)	1,180	8,514	9,694	(204)	2006	30
Concord	CA	(25,000)	6,010	40,137	46,147	(1,754)	2005	40
Dana Point	CA	—	1,960	16,168	18,128	(704)	2005	40
Elk Grove	CA	(3,939)	2,235	7,465	9,700	(69)	2006	40
Escondido	CA	—	627	4,951	5,578	(678)	2004	20
Escondido	CA	(14,340)	5,090	24,619	29,709	(1,117)	2005	40
Fairfield	CA	—	149	2,835	2,984	(739)	1997	35
Fremont	CA	(9,804)	2,360	11,855	14,215	(550)	2005	40
Granada Hills	CA	—	2,200	18,510	20,710	(824)	2005	40
Hemet	CA	(3,028)	1,270	6,730	8,000	(65)	2006	40
Irvine	CA	—	8,220	15,601	23,821	(233)	2006	45
Lodi	CA	—	732	5,907	6,639	(1,746)	1998	35
Murietta	CA	—	435	5,934	6,369	(1,495)	1999	35
Northridge	CA	(7,278)	6,718	19,682	26,400	(56)	2006	40
Ontario	CA	—	174	4,622	4,796	(1,311)	1997	35
Palm Springs	CA	(1,310)	1,005	4,995	6,000	(44)	2006	40
Pleasant Hill	CA	(6,270)	2,480	21,569	24,049	(951)	2005	40
Rancho Mirage	CA	(6,832)	1,798	23,002	24,800	(167)	2006	40
Riverside	CA	—	1,332	5,404	6,736	(42)	2006	40
South San Francisco	CA	(11,308)	3,000	16,791	19,791	(730)	2005	40
San Diego	CA	(7,849)	6,384	33,116	39,500	(269)	2006	40
San Dimas	CA	(12,536)	5,628	29,872	35,500	(202)	2006	40
San Juan Capistrano	CA	(4,380)	5,983	6,517	12,500	(23)	2006	40
Santa Rosa	CA	(8,272)	3,582	26,618	30,200	(288)	2006	40
Stockton	CA	—	505	3,977	4,482	(700)	2004	15
Ventura	CA	(10,684)	2,030	17,644	19,674	(797)	2005	40
Victorville	CA	(46)	396	2,104	2,500	(24)	2006	35
Yorba Linda	CA	(9,934)	4,968	21,032	26,000	(193)	2006	40
Colorado Springs	CO	(9,819)	1,910	27,290	29,200	(256)	2006	40
Denver	CO	—	2,810	36,021	38,831	(3,902)	2003	30
Denver	CO	(10,648)	2,511	29,089	31,600	(193)	2006	40
Greenwood Village	CO	—	3,367	32,633	36,000	(138)	2006	40
Lakewood	CO	(11,208)	3,012	30,288	33,300	(199)	2006	40
Torrington	CT	—	166	11,251	11,417	(620)	2005	40
Woodbridge	CT	(3,777)	2,352	8,448	10,800	(54)	2006	40
Dover	DE	—	380	4,147	4,527	(1,431)	1995	35
Altamonte Springs	FL	—	1,530	7,956	9,486	(1,181)	2002	40

HEALTH CARE PROPERTY INVESTORS, INC.
Schedule III: Real Estate and Accumulated Depreciation (Continued)
December 31, 2006
(Dollars in Thousands)

Altamonte Springs	FL	$—	$394	$3,124	$3,518	$(281)	2004	35
Apopka	FL	—	920	4,941	5,861	(41)	2006	35
Boca Raton	FL	(12,641)	4,730	17,972	22,702	(404)	2006	40
Boca Raton	FL	—	2,415	15,085	17,500	(97)	2006	40
Boynton Beach	FL	—	1,270	5,232	6,502	(809)	2003	40
Casselberry	FL	—	540	1,550	2,090	(439)	1998	35
Clearwater	FL	—	2,250	3,207	5,457	(725)	2002	40
Clearwater	FL	—	3,856	12,627	16,483	(899)	2005	40
Clearwater	FL	—	1,207	8,233	9,440	(62)	2006	40
Clermont	FL	—	440	6,669	7,109	(53)	2006	35
Coconut Creek	FL	—	2,461	14,639	17,100	(123)	2006	40
Delray Beach	FL	—	850	6,957	7,807	(856)	2004	45
Englewood	FL	—	1,240	9,841	11,081	(872)	2004	35
Fort Myers	FL	—	1,317	4,083	5,400	(35)	2006	40
Gainesville	FL	—	1,020	13,692	14,712	(245)	2006	40
Gainesville	FL	—	1,221	12,979	14,200	(105)	2006	40
Greenacres	FL	—	1,990	4,510	6,500	(37)	2006	40
Jacksonville	FL	—	3,250	26,786	30,036	(4,327)	2002	35
Jacksonville	FL	—	1,587	11,313	12,900	(23)	2006	40
Lakeland	FL	—	300	3,332	3,632	(201)	2005	25
Lantana	FL	—	3,520	26,845	30,365	(438)	2006	30
Naples	FL	—	1,170	1,330	2,500	(16)	2006	40
New Port Richey	FL	—	1,575	12,463	14,038	(997)	2004	40
New Port Richey	FL	—	540	7,024	7,564	(401)	2005	25
Ocala	FL	—	522	5,420	5,942	(1,097)	1999	45
Ocala	FL	—	1,010	7,453	8,463	(540)	2005	20
Ocoee	FL	—	2,096	9,540	11,636	(570)	2005	40
Oviedo	FL	—	670	8,262	8,932	(65)	2006	35
Palm Harbor	FL	—	1,462	15,554	17,016	(95)	2006	40
Pensacola	FL	—	685	10,215	10,900	(89)	2006	40
Pensacola	FL	—	916	8,684	9,600	(67)	2006	40
Pinellas Park	FL	—	480	4,251	4,731	(1,542)	1996	35
Port Orange	FL	—	2,340	10,158	12,498	(593)	2005	40
St. Augustine	FL	—	830	11,851	12,681	(554)	2005	35
Sun City Center	FL	—	510	6,120	6,630	(546)	2004	35
Sun City Center	FL	—	3,466	70,810	74,276	(5,454)	2004	35
Tallahassee	FL	—	1,331	19,869	21,200	(151)	2006	40
Tallahassee	FL	(5,184)	1,474	8,126	9,600	(73)	2006	35
Tampa	FL	—	600	6,225	6,825	(1,608)	1999	45
Tampa	FL	—	800	11,542	12,342	(214)	2006	40
Venice	FL	—	360	7,906	8,266	(550)	2005	20
Vero Beach	FL	(33,388)	2,035	35,035	37,070	(287)	2006	40
Zephyrhills	FL	—	460	3,353	3,813	(873)	1998	35
Alpharetta	GA	(81)	793	9,207	10,000	(87)	2006	40
Atlanta	GA	—	1,211	5,889	7,100	(56)	2006	40
Atlanta	GA	(81)	687	5,813	6,500	(56)	2006	40
Atlanta	GA	(4,718)	702	3,598	4,300	(31)	2006	40
Atlanta	GA	(3,642)	2,665	9,535	12,200	(138)	2006	40
Lilburn	GA	—	907	16,093	17,000	(107)	2006	40
Marietta	GA	—	894	7,306	8,200	(70)	2006	40
Milledgeville	GA	—	150	1,687	1,837	(540)	1997	45
Cedar Rapids	IA	—	440	3,496	3,936	(307)	2004	35
Davenport	IA	(3,578)	511	8,389	8,900	(64)	2006	40
Marion	IA	(2,868)	502	8,598	9,100	(83)	2006	40
Boise	ID	—	150	3,197	3,347	(608)	1999	35
Lewiston	ID	—	767	6,079	6,846	(483)	2004	40

HEALTH CARE PROPERTY INVESTORS, INC.
Schedule III: Real Estate and Accumulated Depreciation (Continued)
December 31, 2006
(Dollars in Thousands)

Bloomington	IL	$—	$798	$10,802	$11,600	$(49)	2006	40
Champaign	IL	—	101	3,799	3,900	(25)	2006	40
Hoffman Estates	IL	(5,557)	1,701	12,399	14,100	(109)	2006	40
Macomb	IL	—	81	6,519	6,600	(54)	2006	40
Mt. Vernon	IL	—	296	16,904	17,200	(134)	2006	40
Oak Park	IL	—	3,476	27,524	31,000	(134)	2006	40
Orland Park	IL	—	2,623	22,277	24,900	(153)	2006	40
Peoria	IL	—	404	11,696	12,100	(106)	2006	40
Wilmette	IL	—	1,100	9,100	10,200	(63)	2006	40
Anderson	IN	—	500	6,375	6,875	(1,231)	1999	35
Evansville	IN	—	500	8,171	8,671	(1,526)	2000	45
Indianapolis	IN	—	1,197	8,303	9,500	(71)	2006	40
Indianapolis	IN	—	804	8,696	9,500	(71)	2006	40
West Lafayette	IN	—	813	9,387	10,200	(48)	2006	40
Mission	KS	—	340	9,517	9,857	(1,374)	2002	35
Overland Park	KS	—	750	8,241	8,991	(1,730)	2000	45
Wichita	KS	—	220	3,374	3,594	(2,202)	1986	40
Edgewood	KY	(1,311)	1,868	5,432	7,300	(60)	2006	40
Lexington	KY	(8,010)	2,093	16,917	19,010	(1,664)	2004	30
Middletown	KY	(185)	1,049	19,251	20,300	(168)	2006	40
Middletown	KY	(79)	450	8,250	8,700	(72)	2006	40
Alexandria	LA	—	393	5,262	5,655	(1,249)	1997	45
Lafayette	LA	—	433	5,259	5,692	(1,233)	1997	45
Lake Charles	LA	—	454	5,583	6,037	(1,311)	1997	45
Auburn	MA	—	1,281	10,153	11,434	(806)	2004	40
Danvers	MA	(4,958)	4,616	36,884	41,500	(335)	2006	40
Dartmouth	MA	(4,515)	3,145	8,255	11,400	(76)	2006	40
Dedham	MA	(11,055)	3,930	27,370	31,300	(273)	2006	40
Plymouth	MA	(3,374)	2,434	6,466	8,900	(20)	2006	40
Baltimore	MD	(14,646)	1,416	12,984	14,400	(154)	2006	40
Baltimore	MD	(6,692)	1,684	15,616	17,300	(85)	2006	40
Frederick	MD	(3,371)	609	10,791	11,400	(102)	2006	40
Westminster	MD	—	768	5,619	6,387	(1,594)	1999	45
Cape Elizabeth	ME	—	630	3,957	4,587	(602)	2003	40
Saco	ME	—	80	2,688	2,768	(363)	2003	40
Auburn Hills	MI	—	2,281	11,019	13,300	(86)	2006	40
Farmington Hills	MI	(4,591)	1,013	14,287	15,300	(136)	2006	40
Holland	MI	—	787	51,410	52,197	(4,835)	2004	30
Portage	MI	—	100	6,285	6,385	(52)	2006	40
Sterling Heights	MI	—	920	7,326	8,246	(1,116)	2001	35
Sterling Heights	MI	—	1,593	11,707	13,300	(90)	2006	40
Des Peres	MO	—	4,361	19,139	23,500	(126)	2006	40
Richmond Heights	MO	—	1,744	19,556	21,300	(88)	2006	40
St. Louis	MO	(14,020)	2,500	20,793	23,293	(469)	2006	30
Biloxi	MS	—	480	5,856	6,336	(1,162)	2001	40
Bozeman	MT	—	982	7,776	8,758	(617)	2004	40
Great Falls	MT	—	500	5,801	6,301	(166)	2006	40
Charlotte	NC	—	710	9,959	10,669	(29)	2006	40
Concord	NC	(2,494)	601	7,999	8,600	(74)	2006	40
Hendersonville	NC	—	100	1,836	1,936	(669)	1996	35
Hendersonville	NC	—	320	7,902	8,222	(2,720)	1996	35
Raleigh	NC	(3,077)	1,191	9,509	10,700	(42)	2006	40
Cresskill	NJ	—	4,684	55,716	60,400	(688)	2006	40
Glassboro	NJ	—	162	2,875	3,037	(822)	1997	35
Hillsborough	NJ	—	1,042	10,260	11,302	(579)	2005	40
Madison	NJ	—	3,157	20,243	23,400	(157)	2006	40

HEALTH CARE PROPERTY INVESTORS, INC.
Schedule III: Real Estate and Accumulated Depreciation (Continued)
December 31, 2006
(Dollars in Thousands)

Manahawkin	NJ	$—	$921	$10,187	$11,108	$(578)	2005	40
Paramus	NJ	(12,226)	4,280	30,720	35,000	(210)	2006	40
Saddle River	NJ	—	1,784	17,616	19,400	(160)	2006	40
Vineland	NJ	—	177	2,897	3,074	(842)	1997	35
Voorhees Township	NJ	—	380	6,360	6,740	(2,104)	1995	35
Voorhees Township	NJ	—	900	7,968	8,868	(1,625)	1999	45
Albuquerque	NM	—	767	9,324	10,091	(2,378)	1997	45
Las Vegas	NV	—	1,960	5,916	7,876	(312)	2005	40
Brooklyn	NY	(11,821)	8,117	53,568	61,685	(480)	2006	40
Painted Post	NY	—	150	3,939	4,089	(1,413)	1995	35
Sheepshead Bay	NY	(12,553)	5,215	37,985	43,200	(259)	2006	40
Cincinnati	OH	—	600	4,428	5,028	(675)	2001	35
Cleveland	OH	—	1,310	5,798	7,108	(1,013)	2002	40
Columbus	OH	—	970	7,966	8,936	(251)	2006	40
Fairborn	OH	—	810	8,435	9,245	(124)	2006	35
Fairborn	OH	—	298	10,602	10,900	(75)	2006	40
Poland	OH	(4,204)	695	13,905	14,600	(152)	2006	40
Willoughby	OH	(3,632)	1,177	8,423	9,600	(45)	2006	40
Oklahoma City	OK	(1,801)	801	6,599	7,400	(85)	2006	40
Tulsa	OK	(3,451)	1,115	8,385	9,500	(40)	2006	40
Portland	OR	—	1,165	4,735	5,900	(52)	2006	40
Portland	OR	(14,013)	2,778	21,722	24,500	(247)	2006	30
Allentown	PA	—	115	4,882	4,997	(1,710)	1995	35
Haverford	PA	—	16,645	101,255	117,900	(590)	2006	40
Latrobe	PA	—	50	9,008	9,058	(3,041)	1995	35
Aiken	SC	(90)	357	15,543	15,900	(143)	2006	40
Charleston	SC	(90)	885	14,815	15,700	(133)	2006	40
Columbia	SC	—	408	7,892	8,300	(71)	2006	40
Easley	SC	—	510	13,087	13,597	(4,469)	1996	35
Georgetown	SC	—	239	3,136	3,375	(632)	1999	45
Greenville	SC	(2,041)	993	9,607	10,600	—	2006	40
Greenville	SC	—	1,090	13,004	14,094	(38)	2006	40
Lancaster	SC	—	84	3,120	3,204	(553)	2000	45
Myrtle Beach	SC	—	900	11,433	12,333	(33)	2006	40
Rock Hill	SC	—	203	2,908	3,111	(664)	1999	45
Rock Hill	SC	—	695	4,305	5,000	(38)	2006	39
Spartanburg	SC	—	535	17,769	18,304	(5,718)	1996	35
Sumter	SC	—	196	2,866	3,062	(683)	1999	45
Jackson	TN	—	200	2,310	2,510	(1,016)	1999	35
Morristown	TN	—	590	3,160	3,750	(28)	2006	35
Nashville	TN	—	812	15,188	16,000	(131)	2006	40
Oak Ridge	TN	—	500	4,881	5,381	(41)	2006	35
Abilene	TX	(2,128)	300	2,909	3,209	(58)	2006	40
Arlington	TX	—	660	1,954	2,614	(42)	2006	39
Arlington	TX	—	2,002	17,198	19,200	(136)	2006	40
Arlington	TX	—	2,070	10,629	12,699	(95)	2006	40
Arlington	TX	—	424	2,177	2,601	(20)	2006	40
Austin	TX	—	2,960	41,645	44,605	(4,512)	2003	30
Beaumont	TX	—	145	10,404	10,549	(2,593)	1996	45
Burleson	TX	(4,860)	1,050	5,388	6,438	(120)	2006	40
Carthage	TX	—	83	1,486	1,569	(484)	1995	35
Cedar Hill	TX	(9,688)	1,070	11,804	12,874	(229)	2006	40
Conroe	TX	—	167	1,885	2,052	(579)	1996	35
Dallas	TX	—	330	7,076	7,406	(260)	2005	35
El Paso	TX	—	470	8,053	8,523	(2,634)	1997	35
El Paso	TX	—	300	4,052	4,352	(826)	1999	35

HEALTH CARE PROPERTY INVESTORS, INC.
Schedule III: Real Estate and Accumulated Depreciation (Continued)
December 31, 2006
(Dollars in Thousands)

Fort Worth	TX	$—	$2,830	$50,832	$53,662	$(5,507)	2003	30
Friendswood	TX	—	400	7,675	8,075	(1,024)	2002	45
Gun Barrel	TX	—	34	1,553	1,587	(506)	1995	35
Houston	TX	—	835	7,195	8,030	(1,359)	1998	45
Houston	TX	—	2,470	22,560	25,030	(3,753)	2002	35
Houston	TX	—	1,008	16,092	17,100	(143)	2006	40
Houston	TX	—	1,408	19,967	21,375	(188)	2006	40
Houston	TX	—	469	6,656	7,125	(63)	2006	40
Irving	TX	—	710	10,144	10,854	(398)	2005	35
Lubbock	TX	—	197	2,467	2,664	(758)	1996	35
Mesquite	TX	—	100	2,466	2,566	(758)	1996	35
North Richland Hills	TX	(3,511)	520	5,247	5,767	(114)	2006	40
North Richland Hills	TX	(7,348)	870	9,435	10,305	(209)	2006	35
Odessa	TX	—	200	4,052	4,252	(848)	1999	35
Plano	TX	(116)	494	13,106	13,600	(121)	2006	40
San Antonio	TX	—	180	9,429	9,609	(3,026)	1997	35
San Antonio	TX	—	632	7,182	7,814	(1,721)	1997	45
San Antonio	TX	—	730	4,276	5,006	(717)	2002	45
San Marcos	TX	—	190	3,571	3,761	(1,231)	1997	35
Sherman	TX	—	145	1,516	1,661	(494)	1995	35
Temple	TX	—	96	2,138	2,234	(621)	1997	35
The Woodlands	TX	(90)	802	18,198	19,000	(160)	2006	40
Victoria	TX	—	175	6,875	7,050	(1,272)	1996	43
Waxahachie	TX	(2,440)	390	3,965	4,355	(84)	2006	40
Salt Lake City	UT	—	493	4,707	5,200	(40)	2006	40
Salt Lake City	UT	(11,072)	2,621	25,179	27,800	(247)	2006	40
Arlington	VA	(10,029)	4,320	24,080	28,400	(233)	2006	40
Arlington	VA	(3,468)	3,833	7,767	11,600	(69)	2006	40
Arlington	VA	(13,726)	7,278	38,222	45,500	(302)	2006	40
Chesapeake	VA	—	1,090	13,004	14,094	(38)	2006	40
Falls Church	VA	(4,250)	2,228	11,972	14,200	(129)	2006	40
Fort Belvoir	VA	—	11,594	98,756	110,350	(690)	2006	40
Leesburg	VA	(1,026)	607	2,893	3,500	(22)	2006	35
Richmond	VA	(4,584)	2,110	10,890	13,000	(79)	2006	40
Sterling	VA	(7,181)	2,360	21,540	23,900	(137)	2006	40
Woodbridge	VA	—	950	7,158	8,108	(1,461)	1998	45
Bellevue	WA	(5,038)	3,734	13,166	16,900	(59)	2006	40
Edmonds	WA	—	1,418	19,282	20,700	(182)	2006	40
Everett	WA	—	314	3,376	3,690	(1,243)	1995	35
Kirkland	WA	(6,205)	1,000	13,562	14,562	(579)	2005	40
Lynnwood	WA	(3,111)	1,203	9,197	10,400	(93)	2006	40
Mercer Island	WA	(3,810)	4,209	8,491	12,700	(67)	2006	40
Puyallup	WA	—	1,088	8,630	9,718	(685)	2004	40
Renton	WA	—	231	2,877	3,108	(1,049)	1995	35
Shoreline	WA	(9,932)	1,590	10,800	12,390	(492)	2005	40
Shoreline	WA	—	4,030	26,727	30,757	(1,049)	2005	40
Snohomish	WA	(4,247)	1,541	12,659	14,200	(129)	2006	40
Walla Walla	WA	—	300	5,282	5,582	(1,084)	1999	35
Total seniorhousing		$(629,274)	$448,792	$3,520,045	$3,968,837	$(178,815)

HEALTH CARE PROPERTY INVESTORS, INC.
Schedule III: Real Estate and Accumulated Depreciation (Continued)
December 31, 2006
(Dollars in Thousands)

			Gross Amount at Which Carried At Close of Period 12/31/06					Life on Which Depreciation
City	State	Encumbrances at 12/31/06	Land	Building Improvements, CIP and Intangibles	Total	Accumulated Depreciation	Date Acquired/ Constructed	in Latest Income Statement is Computed
Medical office buildings
Anchorage	AK	$(6,949)	$—	$10,924	$10,924	$(10)	2006	34
Little Rock	AR	—	291	709	1,000	(9)	2006	21
Little Rock	AR	—	596	4,804	5,400	(41)	2006	35
Chandler	AZ	—	3,669	13,982	17,651	(830)	2004	40
Oro Valley	AZ	—	1,050	6,788	7,838	(1,023)	2001	45
Phoenix	AZ	—	780	3,611	4,391	(828)	1999	35
Phoenix	AZ	—	280	877	1,157	(103)	2001	45
Phoenix	AZ	(1,642)	327	3,073	3,400	(49)	2006	32
Phoenix	AZ	(6,175)	872	7,528	8,400	(139)	2006	30
Scottsdale	AZ	(10,379)	5,115	17,197	22,312	(309)	2006	40
Tucson	AZ	—	215	6,318	6,533	(1,087)	2001	35
Tucson	AZ	—	215	4,064	4,279	(417)	2003	45
Tucson	AZ	(6,097)	—	11,435	11,435	(217)	2006	29
Tucson	AZ	(6,097)	—	13,018	13,018	(240)	2006	26
Brentwood	CA	—	—	38,468	38,468	(325)	2006	40
Encino	CA	(7,322)	6,151	12,413	18,564	(216)	2006	33
Murrieta	CA	—	439	10,022	10,461	(2,175)	1999	35
Poway	CA	—	2,700	11,050	13,750	(3,374)	1997	35
San Diego	CA	—	2,947	6,209	9,156	(2,787)	1997	35
San Diego	CA	(7,804)	2,863	9,159	12,022	(3,609)	1997	35
San Diego	CA	—	4,619	21,154	25,773	(8,313)	1997	35
San Diego	CA	(3,804)	1,650	4,320	5,970	(1,048)	1999	35
San Diego	CA	—	2,910	17,362	20,272	(3,555)	1999	35
San Jose	CA	(2,764)	1,935	2,245	4,180	(457)	2003	36
San Jose	CA	(6,436)	1,460	6,200	7,660	84	2003	36
San Jose	CA	(3,406)	1,718	3,726	5,444	(23)	2006	34
Sherman Oaks	CA	(9,238)	7,472	11,702	19,174	(276)	2006	22
Valencia	CA	—	2,309	6,876	9,185	(1,714)	1999	35
Valencia	CA	(5,042)	1,344	8,708	10,052	(124)	2006	40
West Hills	CA	—	2,100	11,384	13,484	(2,986)	1999	35
Aurora	CO	—	—	8,483	8,483	(363)	2006	40
Aurora	CO	(4,921)	210	13,605	13,815	(189)	2006	40
Aurora	CO	(5,459)	200	9,300	9,500	(159)	2006	33
Conifer	CO	(898)	—	1,669	1,669	(100)	2005	40
Denver	CO	(4,739)	493	8,907	9,400	(161)	2006	33
Englewood	CO	(6,089)	—	10,208	10,208	(855)	2005	35
Englewood	CO	—	—	9,946	9,946	(996)	2005	35
Englewood	CO	(5,362)	—	9,301	9,301	(758)	2005	35
Englewood	CO	(4,954)	—	10,034	10,034	(788)	2005	40
Littleton	CO	(2,812)	—	5,408	5,408	(526)	2005	40
Littleton	CO	(3,161)	—	5,591	5,591	(432)	2005	40
Lone Tree	CO	—	—	17,926	17,926	(1,125)	2004	40
Lone Tree	CO	(15,715)	—	25,960	25,960	(85)	2006	37
Parker	CO	—	—	20,049	20,049	(202)	2006	37
Thornton	CO	—	236	10,457	10,693	(1,197)	2001	45
Westminster	CO	—	—	—	—	—	2006	*
Atlantis	FL	(1,697)	4	5,815	5,819	(1,342)	1999	35
Atlantis	FL	(1,424)	—	2,014	2,014	(407)	1999	35
Atlantis	FL	—	—	2,107	2,107	(420)	1999	35
Atlantis	FL	—	618	2,465	3,083	(11)	2006	34
Atlantis	FL	(2,894)	—	4,804	4,804	(19)	2006	34
Clearwater	FL	—	1,515	10,285	11,800	(118)	2006	32
Englewood	FL	—	294	1,137	1,431	(5)	2006	34
Kissimmee	FL	(329)	617	332	949	(3)	2006	34

HEALTH CARE PROPERTY INVESTORS, INC.
Schedule III: Real Estate and Accumulated Depreciation (Continued)
December 31, 2006
(Dollars in Thousands)

Kissimmee	FL	$(500)	$339	$603	$942	$(3)	2006	34
Kissimmee	FL	(6,221)	—	8,999	8,999	(27)	2006	36
Largo	FL	—	3,811	23,400	27,211	(779)	2006	33
Longwood	FL	(2,644)	—	6,410	6,410	(87)	2006	26
Longwood	FL	(1,463)	1,067	2,133	3,200	(97)	2006	27
Margate	FL	(4,767)	—	8,386	8,386	(22)	2006	34
Miami	FL	(9,513)	—	16,999	16,999	(63)	2006	34
Milton	FL	—	—	10,305	10,305	(88)	2006	40
Orlando	FL	—	2,144	5,811	7,955	(929)	2003	36
Orlando	FL	(2,342)	1,510	4,897	6,407	(73)	2006	40
Orlando	FL	(781)	392	1,587	1,979	(36)	2006	15
Orlando	FL	(1,561)	1,113	2,984	4,097	(63)	2006	19
Orlando	FL	—	—	3,400	3,400	(28)	2006	40
Oviedo	FL	(4,390)	875	10,677	11,552	(115)	2006	40
Pace	FL	—	—	14,099	14,099	(316)	2006	45
Pensacola	FL	—	—	11,066	11,066	(280)	2006	45
Plantation	FL	(877)	—	4,188	4,188	1	2006	34
Plantation	FL	(5,745)	—	9,299	9,299	(26)	2006	36
St. Petersburg	FL	(13,000)	208	15,903	16,111	(46)	2006	38
Tampa	FL	(5,928)	1,967	9,032	10,999	(234)	2006	25
McCaysville	GA	—	—	3,800	3,800	(31)	2006	40
Aurora	IL	(1,609)	—	3,127	3,127	(70)	2006	18
Elgin	IL	(3,902)	—	7,743	7,743	(105)	2006	31
Elgin	IL	(4,146)	—	8,111	8,111	(134)	2006	35
Marion	IL	—	100	13,334	13,434	(136)	2006	37
Oakbrook Terrace	IL	—	2,760	12,457	15,217	(155)	2006	40
Oakbrook Terrace	IL	—	1,908	7,927	9,835	(94)	2006	40
Brownsburg	IN	—	430	790	1,220	(181)	1998	35
Indianapolis	IN	—	520	2,092	2,612	(471)	1998	35
Indianapolis	IN	—	1,278	9,887	11,165	(2,287)	1998	35
Indianapolis	IN	—	700	3,584	4,284	(825)	1998	35
Indianapolis	IN	—	1,200	6,592	7,792	(1,530)	1998	35
Indianapolis	IN	—	944	3,162	4,106	(861)	1998	35
Indianapolis	IN	—	1,635	6,334	7,969	(1,647)	1998	35
Indianapolis	IN	—	649	2,470	3,119	(755)	1998	35
Indianapolis	IN	—	1,057	4,019	5,076	(1,000)	1998	35
Indianapolis	IN	(2,871)	1,164	6,364	7,528	(1,594)	1998	35
Indianapolis	IN	—	3,104	11,506	14,610	(2,755)	1998	35
Indianapolis	IN	—	420	3,598	4,018	(735)	1999	35
Newburgh	IN	(9,109)	—	14,473	14,473	(111)	2006	38
Zionsville	IN	—	434	2,209	2,643	(549)	1998	35
Wichita	KS	(2,289)	530	3,341	3,871	(383)	2001	45
Lexington	KY	(1,853)	—	3,230	3,230	(49)	2006	38
Lexington	KY	—	—	14,425	14,425	(115)	2006	37
Louisville	KY	(6,500)	936	9,767	10,703	(1,385)	2005	23
Louisville	KY	(21,109)	835	29,777	30,612	(1,628)	2005	38
Louisville	KY	(5,061)	780	9,091	9,871	(920)	2005	37
Louisville	KY	(8,181)	826	15,276	16,102	(803)	2005	39
Louisville	KY	(8,858)	2,983	14,643	17,626	(957)	2005	31
Columbia	MD	(3,945)	1,115	4,247	5,362	(67)	2006	34
Glen Burnie	MD	(3,547)	670	5,085	5,755	(1,114)	1999	35
Rockville	MD	—	2,376	5,603	7,979	(106)	2006	24
Towson	MD	(8,988)	—	11,666	11,666	(77)	2006	40
Minneapolis	MN	(8,291)	117	13,391	13,508	(3,530)	1997	35
Minneapolis	MN	(3,390)	160	10,352	10,512	(2,558)	1998	35
Creve Coeur	MO	(19,550)	2,342	30,259	32,601	(356)	2006	39

HEALTH CARE PROPERTY INVESTORS, INC.
Schedule III: Real Estate and Accumulated Depreciation (Continued)
December 31, 2006
(Dollars in Thousands)

			Gross Amount at Which Carried At Close of Period 12/31/06					Life on Which Depreciation
City	State	Encumbrances at 12/31/06	Land	Building Improvements, CIP and Intangibles	Total	Accumulated Depreciation	Date Acquired/ Constructed	in Latest Income Statement is Computed
St Louis/Shrews	MO	$(3,410)	$1,650	$3,767	$5,417	$(771)	1999	35
Jackson	MS	—	—	10,200	10,200	(86)	2006	40
Jackson	MS	(5,414)	—	7,648	7,648	(65)	2006	38
Jackson	MS	—	—	9,200	9,200	(70)	2006	40
Omaha	NE	(14,195)	—	15,893	15,893	(207)	2006	37
Albuquerque	NM	—	—	5,062	5,062	(104)	2006	40
Elko	NV	—	55	2,637	2,692	(596)	1999	35
Las Vegas	NV	—	—	17,008	17,008	(1,218)	2004	40
Las Vegas	NV	—	3,244	18,551	21,795	(1,622)	2004	30
Las Vegas	NV	(3,885)	2,614	3,678	6,292	(13)	2006	34
Las Vegas	NV	(4,051)	2,706	5,513	8,219	(27)	2006	34
Las Vegas	NV	(7,747)	—	18,171	18,171	(60)	2006	34
Las Vegas	NV	(1,119)	—	6,054	6,054	(12)	2006	34
Las Vegas	NV	(2,280)	1,557	1,259	2,816	(8)	2006	34
Cleveland	OH	—	817	3,098	3,915	(44)	2006	39
Harrison	OH	(2,631)	—	4,561	4,561	(934)	1999	35
Durant	OK	—	619	9,415	10,034	(60)	2006	40
Oklahoma City	OK	(2,056)	505	3,585	4,090	(48)	2006	28
Oklahoma City	OK	(4,235)	705	3,506	4,211	(72)	2006	28
Owasso	OK	—	—	5,672	5,672	(58)	2006	40
Tulsa	OK	(2,326)	303	3,597	3,900	(71)	2006	30
Roseburg	OR	—	—	5,707	5,707	(1,082)	2000	34
Chattanooga	TN	—	—	8,003	8,003	(85)	2006	34
Chattanooga	TN	—	—	16,400	16,400	(121)	2006	40
Hendersonville	TN	—	256	2,192	2,448	(17)	2006	34
Hermitage	TN	—	830	9,156	9,986	(743)	2003	36
Hermitage	TN	—	596	10,606	11,202	(1,418)	2003	36
Hermitage	TN	—	317	7,258	7,575	(964)	2003	36
Murfreesboro	TN	(6,340)	900	11,936	12,836	(1,763)	1999	35
Nashville	TN	(10,128)	—	14,338	14,338	(63)	2006	34
Nashville	TN	(4,169)	375	7,048	7,423	(32)	2006	34
Nashville	TN	(591)	752	193	945	(1)	2006	34
Nashville	TN	(5,904)	—	10,726	10,726	(43)	2006	34
Nashville	TN	(1,004)	—	1,713	1,713	(6)	2006	34
Nashville	TN	(596)	515	385	900	—	2006	34
Nashville	TN	(996)	—	1,448	1,448	(6)	2006	34
Nashville	TN	(5,664)	—	8,890	8,890	(39)	2006	34
Nashville	TN	(10,660)	—	17,608	17,608	(21)	2006	34
Nashville	TN	(9,747)	—	17,830	17,830	(44)	2006	34
Nashville	TN	(486)	915	29	944	1	2006	34
Arlington	TX	(9,507)	706	12,024	12,730	(51)	2006	34
Baytown	TX	(1,170)	593	1,722	2,315	(45)	2006	14
Conroe	TX	(3,105)	—	5,693	5,693	(22)	2006	34
Conroe	TX	(5,496)	—	8,796	8,796	(29)	2006	34
Conroe	TX	(6,129)	—	9,301	9,301	(21)	2006	34
Conroe	TX	(2,004)	—	4,208	4,208	(21)	2006	34
Coppell	TX	(4,815)	1,274	6,926	8,200	(67)	2006	40
Corpus Christi	TX	—	298	4,702	5,000	(125)	2006	40
Corpus Christi	TX	(5,653)	—	10,782	10,782	(54)	2006	34
Corpus Christi	TX	(3,303)	—	3,320	3,320	(21)	2006	34
Corpus Christi	TX	(1,578)	—	2,308	2,308	(12)	2006	34
Dallas	TX	(4,498)	1,218	6,186	7,404	(76)	2006	32
Dallas	TX	(21,642)	7,500	33,500	41,000	(597)	2006	40
Dallas	TX	(3,231)	815	4,346	5,161	(56)	2006	25
Dallas	TX	(5,870)	1,771	7,081	8,852	(32)	2006	34
Denton	TX	(5,879)	1,361	7,739	9,100	(83)	2006	40

HEALTH CARE PROPERTY INVESTORS, INC.
Schedule III: Real Estate and Accumulated Depreciation (Continued)
December 31, 2006
(Dollars in Thousands)

Fort Worth	TX	$(2,398)	$2	$3,491	$3,493	$(396)	2005	25
Fort Worth	TX	(4,904)	5	7,868	7,873	(395)	2005	40
Fort Worth	TX	(3,239)	785	5,010	5,795	(20)	2006	34
Granbury	TX	—	—	8,864	8,864	(83)	2006	40
Grand Prairie	TX	(5,104)	1,110	7,690	8,800	(59)	2006	40
Houston	TX	—	300	3,770	4,070	(1,686)	1993	30
Houston	TX	(12,449)	1,927	32,374	34,301	(6,140)	1999	35
Houston	TX	(10,340)	2,203	19,511	21,714	(7,034)	1999	34
Houston	TX	(5,075)	—	6,166	6,166	(38)	2006	40
Houston	TX	—	—	24,407	24,407	(479)	2006	25
Houston	TX	(3,491)	—	4,492	4,492	(20)	2006	34
Houston	TX	(10,795)	—	15,149	15,149	(64)	2006	34
Houston	TX	(2,154)	405	3,065	3,470	(17)	2006	35
Houston	TX	—	—	10,393	10,393	(46)	2006	34
Irving	TX	(7,474)	1,604	17,012	18,616	(126)	2006	40
Irving	TX	(6,761)	1,955	14,245	16,200	(156)	2006	40
Irving	TX	(6,140)	—	7,487	7,487	(76)	2006	34
Irving	TX	—	—	10,477	10,477	(37)	2006	34
Lancaster	TX	—	162	4,939	5,101	(75)	2006	37
Lewisville	TX	(5,735)	—	9,034	9,034	(26)	2006	34
Longview	TX	—	102	7,998	8,100	(2,269)	1993	45
Lufkin	TX	—	338	2,383	2,721	(639)	1993	45
McKinney	TX	—	541	6,542	7,083	(941)	2003	36
McKinney	TX	—	—	7,950	7,950	(585)	2003	40
McKinney	TX	(9,303)	1,432	15,275	16,707	(123)	2006	40
Midlothian	TX	(5,104)	831	7,169	8,000	(65)	2006	40
North Richland Hills	TX	(5,998)	—	10,808	10,808	(48)	2006	34
Nassau Bay	TX	—	—	10,380	10,380	(92)	2006	37
Pampa	TX	—	84	3,242	3,326	(914)	1993	45
Pearland	TX	(4,236)	—	5,764	5,764	—	2006	*
Plano	TX	(4,390)	1,704	7,902	9,606	(2,223)	1999	25
Plano	TX	—	3,073	17,440	20,513	(242)	2006	39
Plano	TX	—	2,049	22,084	24,133	(237)	2006	39
Plano	TX	(8,434)	—	12,145	12,145	(37)	2006	34
Plano	TX	(11,653)	—	17,105	17,105	(74)	2006	36
San Antonio	TX	(6,185)	—	10,621	10,621	(490)	2006	35
San Antonio	TX	(5,427)	—	10,414	10,414	(658)	2006	35
San Antonio	TX	—	725	14,275	15,000	(142)	2006	40
Sugarland	TX	(4,251)	1,078	6,035	7,113	(37)	2006	34
Texarkana	TX	(7,386)	1,172	9,762	10,934	(101)	2006	37
Texas City	TX	(6,949)	—	10,758	10,758	(30)	2006	37
Trophy Club	TX	(11,087)	1,176	15,424	16,600	(151)	2006	40
University Park	TX	(10,307)	—	17,400	17,400	(123)	2006	40
Victoria	TX	—	125	8,977	9,102	(2,408)	1994	45
Victoria	TX	(2,778)	204	4,296	4,500	(41)	2006	40
Bountiful	UT	—	276	5,237	5,513	(1,301)	1995	45
Castle Dale	UT	—	50	1,818	1,868	(411)	1999	35
Centerville	UT	(433)	300	1,459	1,759	(292)	1999	35
Grantsville	UT	—	50	429	479	(96)	1999	35
Kaysville	UT	—	530	4,493	5,023	(532)	2001	45
Layton	UT	(919)	—	2,827	2,827	(579)	1999	35
Layton	UT	—	371	7,085	7,456	(1,193)	2001	35
Ogden	UT	(521)	180	1,747	1,927	(394)	1999	35
Ogden	UT	—	106	4,760	4,866	(70)	2006	39
Orem	UT	—	337	9,847	10,184	(2,412)	1999	35
Providence	UT	—	240	4,005	4,245	(938)	1999	35

HEALTH CARE PROPERTY INVESTORS, INC.
Schedule III: Real Estate and Accumulated Depreciation (Continued)
December 31, 2006
(Dollars in Thousands)

Salt Lake City	UT	$—	$201	$804	$1,005	$(173)	1999	35
Salt Lake City	UT	(3,872)	180	14,968	15,148	(3,417)	1999	35
Salt Lake City	UT	—	3,000	7,628	10,628	(1,031)	2001	40
Salt Lake City	UT	—	509	4,459	4,968	(702)	2003	36
Salt Lake City	UT	—	220	10,829	11,049	(2,547)	1999	35
Springville	UT	—	85	1,529	1,614	(338)	1999	35
Stansbury	UT	(2,229)	450	3,240	3,690	(376)	2001	45
Washington Terrace	UT	—	—	4,638	4,638	(1,197)	1999	35
Washington Terrace	UT	—	—	2,703	2,703	(702)	1999	35
West Valley City	UT	—	410	8,264	8,674	(1,063)	2002	35
West Valley City	UT	—	1,070	17,463	18,533	(3,926)	1999	35
Chesapeake	VA	—	1,655	7,031	8,686	(149)	2006	29
Fairfax	VA	(14,336)	8,396	19,873	28,269	(326)	2006	28
Reston	VA	—	—	12,793	12,793	(912)	2004	40
Renton	WA	—	—	18,930	18,930	(4,029)	1999	35
Seattle	WA	—	—	61,299	61,299	(6,196)	2004	39
Seattle	WA	—	—	29,082	29,082	(4,170)	2004	36
Seattle	WA	—	—	9,458	9,458	(1,400)	2004	33
Seattle	WA	—	—	9,801	9,801	(1,588)	2004	10
Seattle	WA	—	—	4,724	4,724	(866)	2004	25
Charleston	WV	—	—	522	522	(5)	2006	34
Charleston	WV	—	—	2,054	2,054	(17)	2006	34
Mexico City	DF	—	500	4,498	4,998	(19)	2006	40
Total medical office buildings		$(731,911)	$185,588	$2,181,104	$2,366,692	$(166,761)

HEALTH CARE PROPERTY INVESTORS, INC.
Schedule III: Real Estate and Accumulated Depreciation (Continued)
December 31, 2006
(Dollars in Thousands)

Other healthcare
Douglas	AZ	$—	$110	$722	$832	$(144)	1999	35
Sacramento	CA	(12,692)	2,860	21,706	24,566	(5,533)	1998	35
San Diego	CA	—	7,872	33,803	41,675	(2,398)	2004	40
San Diego	CA	—	—	3,182	3,182	(141)	2006	35
San Diego	CA	—	—	6,907	6,907	(241)	2006	35
San Diego	CA	—	—	9,024	9,024	(421)	2006	35
San Diego	CA	—	—	12,550	12,550	(434)	2006	35
Sunnyvale	CA	—	5,210	15,345	20,555	(4,178)	1997	35
Bristol	CT	—	560	2,839	3,399	(386)	2002	30
Enfield	CT	—	480	3,107	3,587	(612)	2003	15
Newington	CT	—	310	2,007	2,317	(273)	2002	30
West Springfield	MA	—	680	4,044	4,724	(517)	2002	30
Durham	NC	(3,262)	1,322	11,678	13,000	(100)	2006	40
Durham	NC	(1,034)	574	2,326	2,900	(24)	2006	36
Durham	NC	(1,220)	1,248	2,752	4,000	(34)	2006	35
Durham	NC	(1,135)	595	3,105	3,700	(32)	2006	40
East Providence	RI	—	240	1,562	1,802	(213)	2002	30
Warwick	RI	—	455	2,017	2,472	(275)	2002	30
Clarksville	TN	—	1,195	6,537	7,732	(1,617)	1998	35
Knoxville	TN	—	700	4,559	5,259	(1,628)	1994	35
Plano	TX	—	3,300	—	3,300	—	2006	NA
Salt Lake City	UT	—	500	8,548	9,048	(1,367)	2001	35
Salt Lake City	UT	—	890	15,623	16,513	(2,200)	2001	40
Salt Lake City	UT	—	190	9,875	10,065	(1,195)	2001	45
Salt Lake City	UT	—	630	6,921	7,551	(1,006)	2001	45
Salt Lake City	UT	—	125	6,368	6,493	(771)	2001	40
Salt Lake City	UT	—	—	14,614	14,614	(1,270)	2001	45
Salt Lake City	UT	—	280	4,345	4,625	(434)	2002	45
Salt Lake City	UT	—	—	6,673	6,673	(414)	2004	35
Salt Lake City	UT	$—	$—	$9,833	$9,833	$—	2005	*
Total other healthcare		$(19,343)	$30,326	$232,572	$262,898	$(27,858)
Total continuing operations properties		$(1,419,879)	$766,927	$7,016,074	$7,783,001	$(614,130)
Corporate and other assets		$—	$—	$7,868	$7,868	$(1,312)
Total		$(1,419,879)	$766,927	$7,023,942	$7,790,869	$(615,442)

*                      Property is in development and not yet placed in service.

	Cost	Accumulated Depreciation
Schedule III total	$7,790,869	$615,442
Less: real estate related intangibles assets and liabilities, net	(328,016)	(19,820)
Amount included under real estate on consolidated balance sheet	$7,462,853	$595,622

HEALTH CARE PROPERTY INVESTORS, INC.
Schedule III: Real Estate and Accumulated Depreciation
December 31, 2006
(Dollars in Thousands)

(b)   A summary of activity for real estate and accumulated depreciation for the year ended December 31, 2006, 2005 and 2004 is as follows (in thousands):

	Year ended December 31,
	2006	2005	2004
Real estate:
Balances at beginning of year	$3,409,771	$2,858,159	$3,017,461
Acquisition of real state, development and improvements	5,247,010	576,932	511,448
Disposition of real estate	(489,088)	(68,048)	(183,012)
Impairments	(7,052)	—	(17,067)
Balances associated with changes in reporting presentation	(697,788)	42,728	(470,671)
Balances at end of year	$7,462,853	$3,409,771	$2,858,159
Accumulated depreciation:
Balances at beginning of year	$473,735	$391,860	$474,021
Depreciation expense	136,397	101,202	88,548
Disposition of real estate	(115,680)	(14,450)	(34,163)
Balances associated with changes in reporting presentation	101,170	(4,877)	(136,546)
Balances at end of year	$595,622	$473,735	$391,860