Form 10-Q
period 2007-03-31
HEALTH CARE PROPERTY INVESTORS INC
filed 2007-05-01
CIK 765880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2007.

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

As of April 24, 2007, there were 206,018,737 shares of $ 1.00 par value common stock outstanding.

HEALTH CARE PROPERTY INVESTORS, INC.

INDEX

PART I. FINANCIAL INFORMATION

HEALTH CARE PROPERTY INVESTORS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Real estate:
Buildings and improvements	$6,992,649	$6,597,047
Developments in process	31,008	44,210
Land	868,486	759,275
Less accumulated depreciation and amortization	628,977	578,269
Net real estate	7,263,166	6,822,263
Net investment in direct financing leases	679,956	678,013
Loans receivable, net	199,303	196,480
Investments in and advances to unconsolidated joint ventures	173,689	25,389
Accounts receivable, net of allowance of $23,515 and $24,205, respectively	33,960	31,026
Cash and cash equivalents	102,923	60,687
Intangible assets, net	430,011	479,612
Real estate held for sale, net	4,830	102,424
Real estate held for contribution	—	1,102,016
Other assets, net	503,248	514,839
Total assets	$9,391,086	$10,012,749
LIABILITIES AND STOCKHOLDERS’ EQUITY
Bank line of credit and term loan	$190,000	$1,129,093
Senior unsecured notes	3,232,630	2,748,522
Mortgage debt	1,541,877	1,531,086
Mortgage debt on assets held for contribution	—	685,568
Other debt	108,307	107,746
Intangible liabilities, net	162,211	151,328
Accounts payable and accrued liabilities	166,661	182,810
Deferred revenue	27,281	20,795
Total liabilities	5,428,967	6,556,948
Minority interests:
Joint venture partners	35,515	34,211
Non-managing member unitholders	306,216	127,554
Total minority interests	341,731	161,765
Stockholders’ equity:
Preferred stock, $1.00 par value: 50,000,000 shares authorized; 11,820,000 shares issued and outstanding, liquidation preference of $25 per share	285,173	285,173
Common stock, $1.00 par value: 750,000,000 shares authorized; 205,987,133 and 198,599,054 shares issued and outstanding, respectively	205,987	198,599
Additional paid-in capital	3,378,858	3,108,908
Cumulative net income	2,083,981	1,938,693
Cumulative dividends	(2,352,123)	(2,255,062)
Accumulated other comprehensive income	18,512	17,725
Total stockholders’ equity	3,620,388	3,294,036
Total liabilities and stockholders’ equity	$9,391,086	$10,012,749

See accompanying Notes to Condensed Consolidated Financial Statements.

HEALTH CARE PROPERTY INVESTORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues and other income:
Rental and related revenues	$213,000	$106,137
Income from direct financing leases	14,990	—
Investment management fee income	6,328	1,054
Interest and other income	16,130	13,693
	250,448	120,884
Costs and expenses:
Interest	79,590	32,054
Depreciation and amortization	64,033	27,392
Operating	42,401	17,445
General and administrative	20,593	8,490
	206,617	85,381
Operating income	43,831	35,503
Equity income from unconsolidated joint ventures	1,214	3,822
Minority interests’ share of earnings	(5,235)	(3,777)
Income from continuing operations	39,810	35,548
Discontinued operations:
Operating income	1,433	13,749
Gain on sales of real estate, net	104,045	8,591
	105,478	22,340
Net income	145,288	57,888
Preferred stock dividends	(5,283)	(5,283)
Net income applicable to common shares	$140,005	$52,605
Basic earnings per common share:
Continuing operations	$0.17	$0.22
Discontinued operations	0.52	0.17
Net income applicable to common shares	$0.69	$0.39
Diluted earnings per common share:
Continuing operations	$0.17	$0.22
Discontinued operations	0.51	0.16
Net income applicable to common shares	$0.68	$0.38
Weighted average shares used to calculate earnings per common share:
Basic	204,000	136,040
Diluted	205,909	136,856

Dividends declared per common share	$0.445	$0.425

See accompanying Notes to Condensed Consolidated Financial Statements.

HEALTH CARE PROPERTY INVESTORS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands except per share data)
(Unaudited)

Three Months Ended March 31, 2007
Preferred Stock, $1.00 Par Value:
Shares, beginning and ending	11,820
Amounts, beginning and ending	$285,173

Common Stock, Shares
Shares at beginning of period	198,599
Issuance of common stock, net	7,354
Exercise of stock options	34
Shares at end of period	205,987

Common Stock, $1.00 Par Value
Balance at beginning of period	$198,599
Issuance of common stock, net	7,354
Exercise of stock options	34
Balance at end of period	$205,987

Additional Paid-In Capital
Balance at beginning of period	$3,108,908
Issuance of common stock, net	266,892
Exercise of stock options	580
Amortization of deferred compensation	2,478
Balance at end of period	$3,378,858

Cumulative Net Income
Balance at beginning of period	$1,938,693
Net income	145,288
Balance at end of period	$2,083,981

Cumulative Dividends
Balance at beginning of period	$(2,255,062)
Common dividend ($0.445 per share)	(91,778)
Preferred dividends	(5,283)
Balance at end of period	$(2,352,123)

Accumulated Other Comprehensive Income
Balance at beginning of period	$17,725
Net unrealized gains on securities:
Unrealized gains	1,279
Less reclassification adjustment for gains recognized in net income	(412)
Unrealized losses on cash flow hedges	(105)
Changes in Supplemental Executive Retirement Plan (“SERP”) obligation	25
Balance at end of period	$18,512

Total Comprehensive Income
Net income	$145,288
Other comprehensive income	787
Total comprehensive income	$146,075

See accompanying Notes to Condensed Consolidated Financial Statements.

HEALTH CARE PROPERTY INVESTORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$145,288	$57,888
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate, in-place lease and other intangibles:
Continuing operations	64,033	27,392
Discontinued operations	340	3,464
Amortization of above and below market lease intangibles, net	(274)	(359)
Stock-based compensation	2,478	1,843
Debt issuance costs amortization	3,654	896
Recovery of loan losses	(125)	—
Interest accretion on direct financing leases and straight-line rents	(9,781)	(2,398)
Equity income from unconsolidated joint ventures	(1,214)	(3,822)
Distributions of earnings from unconsolidated joint ventures	1,011	3,822
Minority interests share of earnings	5,235	3,777
Gain on sales of equity securities, net	(1,012)	—
Gain on sales of real estate, net	(104,045)	(8,591)
Changes in:
Accounts receivable	(2,934)	(383)
Other assets	(7,625)	1,657
Accounts payable, accrued liabilities and deferred revenue	(8,347)	7,025
Net cash provided by operating activities	86,682	92,211

Cash flows from investing activities:
Acquisition and development of real estate	(222,006)	(190,126)
Lease commissions and tenant and capital improvements	(8,080)	(3,898)
Net proceeds from sales of real estate	170,102	21,395
Distributions from unconsolidated joint ventures, net	276,209	427
Purchase of equity securities	—	(12,895)
Proceeds from the sale of equity securities	4,454	—
Principal repayments on loans receivable	3,832	35,757
Investment in loans receivable and debt securities	(4,843)	(1,570)
Decrease (increase) in restricted cash	7,837	(424)
Net cash provided by (used in) investing activities	227,505	(151,334)

Cash flows from financing activities:
Net borrowings (repayments) under bank lines of credit	(434,500)	116,400
Repayments of term loan	(504,593)	—
Repayments of mortgage debt	(5,295)	(1,470)
Issuance of mortgage debt, net of issuance costs	18,069	22,100
Repayments of senior unsecured notes	(10,000)	(135,000)
Issuance of senior unsecured notes, net of issuance costs	493,365	148,606
Net proceeds from the issuance of common stock and exercise of options	271,460	9,564
Dividends paid on common and preferred stock	(97,061)	(63,761)
Distributions to minority interests	(3,396)	(2,701)
Net cash provided by (used in) financing activities	(271,951)	93,738

Net increase in cash and cash equivalents	42,236	34,615
Cash and cash equivalents, beginning of period	60,687	21,342
Cash and cash equivalents, end of period	$102,923	$55,957

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

(2)                                 Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission (“SEC”).

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

Principles of Consolidation

The consolidated financial statements include the accounts of HCP, its wholly-owned subsidiaries and its controlled, through voting rights or other means, joint ventures. All material intercompany transactions and balances have been eliminated in consolidation.

The Company applies Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities, as revised (“FIN 46R”), for arrangements with variable interest entities. FIN 46R provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and the determination of which business enterprise is the primary beneficiary of the VIE. A variable interest entity is broadly defined as an entity where either (i) the equity investors as a group, if any, do not have a controlling financial interest or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. The Company consolidates investments in VIEs when it is determined that the Company is the primary beneficiary of the VIE at either the creation of the variable interest entity or upon the occurrence of a reconsideration event.

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

Revenue Recognition

Rental income from tenants is recognized in accordance with GAAP, including SEC Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). For leases with minimum scheduled rent increases, the Company recognizes income on a straight-line basis over the lease term when collectibility is reasonably assured. Recognizing rental income on a straight-line basis for leases results in recognized revenue exceeding amounts contractually due from tenants. Such cumulative excess amounts are included in other assets and were $39.8 million and $35.6 million, net of allowances, at March 31, 2007 and December 31, 2006, respectively. In the event the Company determines that collectibility of straight-line rents is not reasonably assured, the Company limits future recognition to amounts contractually owed, and, where appropriate, the Company establishes an allowance for estimated losses. Certain leases provide for additional rents based upon a percentage of the facility’s revenue in excess of specified base amounts or other thresholds. Such revenue is recognized when the related thresholds are achieved.

The Company monitors the liquidity and creditworthiness of its tenants and borrowers on an ongoing basis. The evaluation considers industry and economic conditions, property performance, security deposits and guarantees, and other matters. The Company establishes provisions and maintains an allowance for estimated losses resulting from the possible inability of its tenants and borrowers to make payments sufficient to recover recognized assets. For straight-line rent amounts, the Company’s assessment is based on income recoverable over the term of the lease. At March 31, 2007 and December 31, 2006, respectively, the Company had an allowance of $36.6 million and $29.7 million, included in other assets, as a result of the Company’s determination that collectibility is not reasonably assured for certain straight-line rent amounts.

Loans Receivable

Loans receivable are classified as held-to-maturity because the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. The Company recognizes interest income on loans, including the amortization of discounts and premiums, using the effective interest method.

Real Estate

Real estate, consisting of land, buildings, and improvements, is recorded at cost. The Company allocates acquisition costs to the acquired tangible and identified intangible assets and liabilities, primarily lease intangibles, based on their estimated fair values in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS No. 141”).

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

The Company computes depreciation on properties using the straight-line method over the assets’ estimated useful lives. Depreciation is discontinued when a property is identified as held for sale. Building and improvements are depreciated over useful lives ranging up to 45 years. Above and below market rent intangibles are amortized primarily to revenue over the remaining noncancellable lease terms and bargain renewal periods. Other in-place lease intangibles are amortized to expense over the remaining lease term and bargain renewal periods. At March 31, 2007 and December 31, 2006, lease intangible assets were $430.0 million and $479.6 million, respectively. At March 31, 2007 and December 31, 2006, lease intangible liabilities were $162.2 million and $151.3 million, respectively.

Impairment of Long-Lived Assets and Goodwill

The Company assesses the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets and, with respect to goodwill, at least annually applying a fair-value-based test in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). If the sum of the expected future net undiscounted cash flows is less than the carrying amount of the long-lived asset, an impairment loss will be recognized by adjusting the asset’s carrying amount to its estimated fair value. The determination of the fair value of long-lived assets, including goodwill, involves significant judgment. This judgment is based on the Company’s analysis and estimates of the future operating results and resulting cash flows of each long-lived asset whose carrying amount may not be recoverable. The Company’s ability to accurately predict future operating results, and resulting cash flows, impact the determination of fair value.

Net Investment in Direct Financing Leases

The Company uses the direct finance method of accounting to record income from direct financing leases (“DFLs”). For leases accounted for as DFLs, future minimum lease payments are recorded as a receivable. The difference between the future rents and the estimated residual values less the cost of the properties is recorded as unearned income. Unearned income is deferred and amortized to income over the lease terms to provide a constant yield. Investments in direct financing leases are presented net of unamortized unearned income. DFLs have initial terms that range from 5 to 35 years. Certain leases contain provisions that allow the tenants to elect to purchase the properties during or at the end of the lease terms for the aggregate initial investment amount plus adjustments, if any, as defined in the lease agreements. Certain leases also permit the Company to require the tenants to purchase the properties at the end of the lease terms.

Assets Held for Sale and Discontinued Operations

Certain long lived assets are classified as discontinued operations in accordance with SFAS No. 144.  Long-lived assets to be disposed of are reported at the lower of their carrying amount or their fair value less cost to sell. Further, depreciation of these assets ceases at the time the assets are classified as discontinued operations. Discontinued operations are defined in SFAS No. 144 as a component of an entity that has either been disposed of or is deemed to be held for sale if both the operations and cash flows of the component have been or will be eliminated from ongoing operations as a result of the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction.

The Company periodically sells assets or contributes assets into joint ventures based on market conditions and the exercise of purchase options by tenants. The operating results of properties meeting the criteria established in SFAS No. 144 are reported as discontinued operations in the Company’s consolidated statements of income. Discontinued operations for the three months ended March 31, 2007 include 35 properties with revenues of $4.4 million. The Company had 111 properties classified as discontinued operations for the three months ended March 31, 2006, with revenues of $17.3 million. During the three months ended March 31, 2007 and 2006, 27 and six properties were sold, respectively, with net gains on real estate dispositions of $104.0 million and $8.6 million, respectively. At March 31, 2007 and December 31, 2006, the number of assets held for sale was nine and 36 with carrying amounts of $4.8 million and $102.4 million, respectively.

Assets Held for Contribution

Properties classified as held for contribution to joint ventures, in which the Company maintains an ownership interest, qualify as held for sale under SFAS No. 144, but are not included in discontinued operations due to the Company’s continuing interest in the ventures. At December 31, 2006, the Company classified as held for contribution 25 senior housing assets with an aggregate carrying value of $1.1 billion.  There were no assets held for contribution as of March 31, 2007.

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

Cash and Cash Equivalents

Cash and cash equivalents includes short-term investments with original maturities of three months or less when purchased.

Restricted Cash

Restricted cash primarily consists of amounts held by mortgage lenders to provide for future real estate tax expenditures and tenant improvements, tenant capital improvement reserves and security deposits. At March 31, 2007 and December 31, 2006, restricted cash amounts were $30.5 million and $38.5 million, respectively, and are included in other assets.

Derivatives

The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 148 (“SFAS No. 133”). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires the recognition of all derivative instruments as assets or liabilities in the Company’s condensed consolidated balance sheets at fair value. Changes in the fair value of derivative instruments that are not designated as hedges or that do not meet the hedge accounting criteria of SFAS No. 133 are recognized in earnings. For derivatives designated as hedging instruments in qualifying cash flow hedges, the change in fair value of the effective portion of the derivatives is recognized in accumulated other comprehensive income (loss) whereas the change in fair value of the ineffective portion is recognized in earnings.

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

Certain activities the Company undertakes must be conducted by entities which elect to be treated as taxable REIT subsidiaries (“TRSs”). TRSs are subject to both federal and state income taxes. For the three months ended March 31, 2007 and 2006, income taxes related to the Company’s TRSs were $0.5 million, and zero, respectively.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation, among other things, creates a two step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the highest amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative effect adjustment to the beginning balance of retained earnings. The adoption of FIN 48 on January 1, 2007 did not have a significant impact on the Company’s financial position or results of operations.

The Company, its partnerships and its taxable REIT subsidiaries file U.S. federal income tax returns and state income and franchise tax returns in over 40 state jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations by taxing authorities for years prior to 2003.  The Company’s policy is to recognize interest relating to unrecognized tax benefits in interest expense and related penalties as additional tax expense.  The Company has no unrecognized tax benefits, and there is no associated interest or penalty accrual at March 31, 2007.

Marketable Securities

The Company classifies its existing marketable equity and debt securities as available-for-sale in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Investment, (“SFAS No. 115”). These securities are carried at fair market value, with unrealized gains and losses reported in stockholders’ equity as a component of accumulated other comprehensive income. Gains or losses on securities sold are based on the specific identification method. During the three months ended March 31, 2007, the Company realized gains totaling $1.0 million related to the sale of various equity securities. There were no sales of securities for the three months ended March 31, 2006. At March 31, 2007, the carrying value of debt securities was $324.7 million, which includes $24.7 million in unrealized gains and is included in other assets. At December 31, 2006, the carrying value of debt securities was $322.5 million, which includes $22.5 million in unrealized gains and is included in other assets.

Capital Raising Issuance Costs

Costs incurred in connection with the issuance of both common and preferred shares are recorded as a reduction in additional paid-in capital. Costs incurred in connection with the issuance of debt are deferred in other assets and amortized to interest expense over the remaining term of the related debt.

Segment Reporting

The Company reports its consolidated financial statements in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”). The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by leasing activities. The Company’s segments include: medical office buildings (“MOBs”) and triple-net leased properties.

Life Care Bonds Payable

Two of the Company’s continuing care retirement communities (“CCRCs”) issued non-interest bearing life care bonds payable to certain residents of the CCRCs. Generally, the bonds are refundable to the resident or to the resident’s estate upon termination or cancellation of the CCRC agreement. One of the Company’s other seniors housing facilities requires that certain residents of the facility post non-interest bearing occupancy fee deposits that are refundable to the resident or the resident’s estate the earlier of the re-letting of the unit or after two years of vacancy. Proceeds from the issuance of new bonds are used to retire existing bonds. As the maturity of these obligations is not determinable, no interest is imputed. These amounts are included in other debt in the Company’s consolidated balance sheets.

New Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) Topic 1N, “Financial Statements—Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). The SEC staff is providing guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. The SEC staff indicates that “registrants must quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements.” If correcting a misstatement in the current year would materially misstate the current year’s income statement, the SEC staff indicates that the prior year financial statements should be adjusted. These adjustments to prior year financial statements are necessary even though such adjustments were appropriately viewed as immaterial in the prior year. If the Company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2007 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2007 opening balance in retained earnings. The adoption of SAB 108 did not have a material effect on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurement. SFAS No. 157 requires prospective application for fiscal years ending after November 15, 2007. The Company is evaluating SFAS No. 157 and has not yet determined the impact the adoption will have on the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159,  The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is evaluating SFAS No. 159 and has not yet determined the impact the adoption will have on the Company’s financial position or results of operations.

Reclassifications

Certain reclassifications have been made for comparative financial statement presentation.

(3)                                 Acquisitions and Dispositions

A summary of acquisitions for the three months ended March 31, 2007, is as follows (in thousands):

	Consideration			Assets Acquired
			DownREIT		Net
Acquisitions (1)	Cash Paid	Real Estate	Units (2)	Real Estate	Intangibles
Medical office buildings	$124,811	$—	$93,887	$209,048	$9,650
Hospitals	81,224	35,205	84,719	191,935	9,213
Other healthcare facilities	1,815	—	2,092	3,907	—
	$207,850	$35,205	$180,698	$404,890	$18,863

A summary of acquisitions during 2006, excluding the CRP and CRC acquisitions (Note 4) and consolidation of HCP Medical Office Portfolio, LLC (“HCP MOP”) (Note 6), is as follows (in thousands):

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

(1)                                  Includes transaction costs, if any.

(2)                                  Non-managing member LLC units.

During the three months ended March 31, 2007, the Company acquired properties aggregating $424 million, including the following significant acquisitions:

On January 31, 2007, the Company acquired three long-term acute care hospitals and received proceeds of $36 million in exchange for 11 skilled nursing facilities (“SNFs”) valued at approximately $77 million. The Company recognized a $47 million gain on the sale of these 11 SNFs. The three acquired properties have an initial lease term of ten years with two ten-year renewal options, and an initial contractual yield of 12% with escalators based on the lessee’s revenue growth. The acquired properties are included in a new master lease that contains 14 properties leased to the same operator.

On February 9, 2007, the Company acquired a medical campus that includes two hospital towers, six medical office buildings, and three parking garages for approximately $350 million, including non-managing member LLC units (“DownREIT units”) valued at $179 million. The initial yield on this campus is 7.2%.  As of March 31, 2007, the purchase price allocation is preliminary and is pending the receipt of information necessary to complete the valuation of certain intangibles.

On February 28, 2007, the Company acquired three medical office buildings for $25 million from the Cirrus Group, LLC (“Cirrus”). The three medical office buildings include approximately 131,000 rentable square feet and have an initial yield of 8.2%.

During the three months ended March 31, 2007, the Company sold 27 properties for $170 million and recognized gains of approximately $104 million.

See discussions of the HCP Ventures II, LLC and HCP Ventures III transactions in Note 6.  See Note 17 for a discussion of acquisitions and dispositions subsequent to March 31, 2007.

(4)                                 Mergers with CNL Retirement Properties, Inc. and CNL Retirement Corp.

On October 5, 2006, HCP acquired CRP. CRP was a REIT that invested primarily in senior housing and medical office buildings located across the United States. This transaction further diversified HCP’s portfolio by property type, geographic location and operator, and diversified HCP’s sources of revenues across the healthcare industry.

Under the merger agreement with CRP, each share of CRP common stock was exchanged for $11.1293 in cash and 0.0865 of a share of HCP’s common stock, equivalent to approximately $2.9 billion in cash, and 22.8 million shares. Fractional shares were paid in cash. The Company financed the cash consideration paid to CRP stockholders and the expenses related to the transaction through a $1 billon offering of senior unsecured notes and a draw down under new term and bridge loan facilities and a new three-year revolving credit facility. Simultaneous with the closing of the merger with CRP, HCP also merged with CNL Retirement Corp. (“CRC”) for aggregate consideration of approximately $120 million, which included the issuance of 4.4 million shares of HCP common stock.

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

Under the purchase method of accounting, the assets and liabilities of CRP and CRC were recorded at their relative fair values as of the date of the acquisition, with amounts paid in the excess of the fair value of the assets acquired recorded as goodwill. HCP obtained preliminary third-party valuations of the tangible and intangible assets, debt and certain other assets and liabilities. However, as of March 31, 2007, the purchase price allocation is preliminary and is pending the receipt of information necessary to complete the valuation of certain assets and liabilities. When finalized, adjustments to goodwill may result.

The following table summarizes the preliminary estimated fair values of the CRP and CRC assets acquired and liabilities assumed as of the acquisition date (in thousands):

Assets acquired
Buildings and improvements	$3,820,046
Land	516,254
Direct financing leases	675,500
Restricted cash	34,566
Intangible assets	392,479
Other assets	72,421
Goodwill	51,746
Total assets acquired	$5,563,012
Liabilities assumed
Mortgages payable and other debt	$1,299,109
Intangible liabilities	137,507
Other liabilities	75,705
Minority interests	5,261
Total liabilities assumed and minority interests	1,517,582
Net assets acquired	$4,045,430

The following unaudited pro forma consolidated results of operations assume that the acquisitions of CRP and CRC were completed as of January 1 for the three months ended March 31, 2006 (in thousands, except per share amounts):

Revenues	$224,977
Net income	$38,338
Basic earnings per common share	$0.20
Diluted earnings per common share	$0.20

Pro forma data may not be indicative of the results that would have been obtained had the acquisitions actually occurred at the beginning of each of the periods presented, nor does it intend to be a projection of future results.

(5)                                 Net Investment in Direct Financing Leases

The components of net investment in DFLs consisted of the following at March 31, 2007 (dollars in thousands):

Minimum lease payments receivable	$1,499,363
Estimated residual values	515,470
Less unearned income	(1,334,877)
Net investment in direct financing leases	$679,956
Properties subject to direct financing leases	32

The DFLs were acquired in the Company’s merger with CRP. CRP determined that these leases were DFLs, and the Company is generally required to carry forward CRP’s accounting conclusions after the acquisition date relative to their assessment of these leases. Lease payments due to the Company relating to five land-only direct financing leases with a carrying value of $106.2 million are subordinate to first mortgage construction loans with third parties entered into by the tenants to fund development costs related to the properties. In addition, the Company’s land interest serves as collateral to the first mortgage construction lender.

(6)                                 Investments in and Advances to Unconsolidated Joint Ventures

The Company owns interests in the following entities which are accounted for under the equity method at March 31, 2007 (dollars in thousands):

Entity (1)	Investment(2)	Ownership
HCP Ventures II, LLC	$148,417	35%
HCP Ventures III, LLC	14,239	26%
Arborwood Living Center, LLC	862	45%
Greenleaf Living Centers, LLC	429	45%
Suburban Properties, LLC	5,552	67%
Advances to unconsolidated joint ventures	4,190
	$173,689

Edgewood Assisted Living Center, LLC(3)	$(546)	45%
Seminole Shores Living Center, LLC(3)	(907)	50%
	$(1,453)

(1)                                  These joint ventures are not consolidated since the Company does not control, through voting rights or other means, the joint ventures.

(2)                                  Represents the carrying value of the Company’s investment in the unconsolidated joint venture. See Note 2 regarding the Company’s policy for accounting for joint venture interests.

(3)                                  Negative investment amounts are included in accounts payable and accrued liabilities.

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

On January 5, 2007, the Company formed a senior housing joint venture (HCP Ventures II) with an institutional capital partner. The joint venture includes 25 properties valued at $1.1 billion and encumbered by a $686 million secured debt facility. Upon formation, the Company received approximately $280 million in proceeds, including a one-time acquisition fee of $5.4 million. The acquisition fee of $5.4 million is included in investment management fee income for the three months ended March 31, 2007.  The Company retained a 35% interest in the venture, will act as the managing member, and will receive ongoing asset management fees.

Summarized unaudited condensed combined financial information for the Company’s unconsolidated joint ventures follows:

	March 31,	December 31,
	2007	2006
	(in thousands)
Real estate, net	$1,179,672	$150,206
Other assets, net	95,331	25,358
Total assets	$1,275,003	$175,564
Notes payable	$800,135	$116,805
Accounts payable	13,501	13,690
Other partners’ capital	303,238	32,549
HCP’s capital	158,129	12,520
Total liabilities and partners’ capital	$1,275,003	$175,564

	Three Months Ended March 31,
	2007	2006 (1)
	(In thousands)
Total revenues	$26,323	$20,052
Net income	$3,136	$11,187
HCP’s equity income	$1,214	$3,822
Fees earned by HCP	$6,328	$1,054
Distributions received, net	$277,220	$4,249

(1)                                  The amounts for the three months ended March 31, 2006, include the results of HCP MOP.

As of March 31, 2007, the Company has guaranteed approximately $7.1 million of a total of $15.2 million of notes payable for four of these joint ventures.

HCP Medical Office Portfolio, LLC

HCP MOP was a joint venture formed in June 2003 between the Company and an affiliate of General Electric Company (“GE”). HCP MOP was engaged in the acquisition, development and operation of MOB properties. Prior to November 30, 2006, the Company was the managing member and had a 33% ownership interest therein. On November 30, 2006, the Company acquired the interest held by GE for $141 million, which resulted in the consolidation of HCP MOP beginning on that date. The Company is now the sole owner of the venture and its 59 MOBs, which have approximately four million rentable square feet. Under the purchase method of accounting, the cost of the HCP MOP acquisition was allocated based on the relative fair values as of the date that the Company acquired each of its interests in HCP MOP. HCP obtained third-party valuations of the tangible and intangible assets, debt and certain other assets and liabilities. During the three months ended March 31, 2007, the Company revised its initial purchase price allocation of its acquired interest in HCP MOP, which resulted in the Company allocating an additional $43.0 million to land and reducing intangible assets by the same amount from its preliminary allocation at December 31, 2006.  The changes from the Company’s initial purchase price allocation did not have a significant impact in the Company’s results of operations during the three months ended March 31, 2007.  As of March 31, 2007, the purchase price allocation is preliminary and is pending information necessary to complete the valuation of certain assets.

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

(7)                                 Loans Receivable

Loans receivable consist of the following (in thousands):

	March 31, 2007			December 31, 2006
	Real Estate			Real Estate
	Secured	Other	Total	Secured	Other	Total
Joint venture partners	$—	$7,055	$7,055	$—	$7,054	$7,054
Others	121,009	72,794	193,803	121,482	69,624	191,106
Loan loss allowance	—	(1,555)	(1,555)	—	(1,680)	(1,680)
	$121,009	$78,294	$199,303	$121,482	$74,998	$196,480

Through the Company’s merger with CRP, it assumed an agreement to provide an affiliate of the Cirrus Group, LLC with an interest only, five-year, senior secured term loan under which up to $85.0 million may be borrowed to finance the acquisition, development, syndication and operation of new and existing surgical partnerships.  Certain of these surgical partnerships are tenants in the MOBs CRP acquired from Cirrus.  During the first 48 months of the term, which began in August 2005, interest will accrue at a rate of 14.0%, of which 9.5% will be payable monthly and the balance of 4.5% will be deferred; thereafter, interest at the greater of 14.0% or LIBOR plus 9.0% will be payable monthly.  The loan is subject to equity contribution requirements and borrower financial covenants that will dictate the draw down availability.  The loan is collateralized by all of the assets of the borrower (comprised primarily of interest in partnerships operating surgical facilities in premises leased from a Cirrus affiliate or the Company) and is guaranteed up to $50.0 million through a combination of (i) a personal guarantee of up to $13.0 million by a principal of Cirrus and (ii) a guarantee of the balance by other principals of Cirrus under arrangements for recourse limited only to their interests in certain entities owning real estate.  At March 31, 2007, the carrying value of this loan is $71.1 million, including accrued interest of $3.2 million.

(8)                                 Other Assets

The Company’s other assets consisted of the following:

	March 31, 2007	December 31, 2006
	(in thousands)
Available for sale debt securities	$324,657	$322,500
Available for sale equity securities	10,296	15,159
Restricted cash	30,490	38,504
Goodwill	51,746	51,746
Straight-line rent assets, net	39,769	35,582
Other	46,290	51,348
Total other assets	$503,248	$514,839

On November 17, 2006, the Company purchased $300 million senior secured notes issued by HCA Inc. (“HCA”). These notes accrue interest at 9.625%, mature on November 15, 2016, and are secured by second-priority liens on the assets of HCA and its subsidiary guarantors. At March 31, 2007, the fair value of these senior secured notes was $325 million and are classified as available for sale. The issuer of these notes may elect to pay interest in cash by increasing the principal amount of the notes for the entire amount of the interest payments, or by paying half of the interest in cash and half in additional notes. The first payment due on May 15, 2007, is only payable in cash. After November 15, 2011, all interest on these notes will be payable in cash.  If the issuer elects to pay by adding to the principal amount or with additional notes, the accrual rate is at 10.375%.  Through April 30, 2007, the Company sold $45 million of these notes for proceeds of $51 million, which includes accured interest of approximately $2 million.

(9)                                 Debt

Bank line of credit and term loan.

At March 31, 2007, borrowings under the Company’s $1.0 billion revolving credit facility were $190 million with a weighted average interest rate of 6.02%. The revolving credit facility matures on October 2, 2009, and accrues interest at a rate per annum equal to LIBOR plus a margin ranging from 0.475% to 1.10%, depending upon the Company’s non-credit enhanced senior unsecured long-term debt ratings (“debt ratings”). The Company pays a facility fee on the entire revolving commitment ranging from 0.125% to 0.25%, depending upon its debt ratings. The revolving credit facility contains a negotiated rate option, which is available for up to 50% of borrowings, whereby the lenders participating in the credit facility bid on the interest to be charged and which may result in a reduced interest rate. Based on the Company’s debt ratings on March 31, 2007, the margin on the revolving loan facility is 0.70% and the facility fee is 0.15%.

The revolving credit agreement contains certain financial restrictions and other customary requirements. Among other things, these covenants, using terms defined in the agreement, initially limit (i) Consolidated Total Indebtedness to Consolidated Total Asset Value to 70%, (ii) Secured Debt to Consolidated Total Asset Value to 30%, and (iii) beginning January 1, 2007, Unsecured Debt to Consolidated Unencumbered Asset Value to 100%. The agreement also requires that the Company maintains (i) a Fixed Charge Coverage ratio, as defined, of 1.50 times and (ii) a formula-determined Minimum Tangible Net Worth. These financial covenants become more restrictive over a period of approximately two years and ultimately (i) limit Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit Unsecured Debt to Consolidated Unencumbered Asset Value to 65%, and (iii) require a Fixed Charge Coverage ratio, as defined, of 1.75 times. As of March 31, 2007, the Company was in compliance with each of the restrictions and requirements.

On January 22, 2007, the Company repaid all amounts outstanding under the term loan with proceeds from capital market and joint venture transactions.

Senior unsecured notes. At March 31, 2007, the Company had $3.2 billion in aggregate principal of senior unsecured notes outstanding. Interest rates on the notes ranged from 4.8% to 7.62% with a weighted average effective rate of 6.10% at March 31, 2007. Discounts and premiums are amortized to interest expense over the term of the related debt.

On January 22, 2007, the Company issued $500 million of 6.00% senior unsecured notes due in 2017. The notes were priced at 99.323% of the principal amount for an effective yield of 6.09%. The Company received net proceeds of $493 million, which were used to repay its term loan facility and reduce borrowings under its revolving credit facility.

The senior unsecured notes contain certain covenants including limitations on debt and other customary terms.

Mortgage debt. At March 31, 2007, the Company had $1.5 billion in mortgage debt secured by 247 healthcare facilities with a carrying amount of $3.4 billion. Interest rates on the mortgage notes ranged from 3.72% to 9.32% with a weighted average effective rate of 6.14% at March 31, 2007.

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

Other debt. At March 31, 2007, the Company had $108.3 million of non-interest bearing Life Care Bonds at its two CCRCs and non-interest bearing occupancy fee deposits at another of its senior housing facilities, all of which were payable to certain residents of the facilities (collectively “Life Care Bonds”). At March 31, 2007, $36.2 million of the Life Care Bonds were refundable to the residents upon the resident moving out or to a resident’s estate upon the resident’s death, and $72.1 million of the Life Care Bonds were refundable after the unit has been successfully remarketed to a new resident.

(10)                          Stockholders’ Equity

Common Stock

During the three months ended March 31, 2007 and 2006 the Company issued 304,000 and 210,000 shares, respectively, of common stock under its Dividend Reinvestment and Stock Purchase Plan. The Company issued 34,000 and 287,000 shares upon exercise of stock options during the three months ended March 31, 2007 and 2006, respectively.

During the three months ended March 31, 2007 and 2006, the Company issued 102,000 and 61,000 shares of restricted stock, respectively, under the Company’s 2000 Stock Incentive Plan (the “Incentive Plan”). The Company also issued 111,000 and 117,000 shares upon the vesting of performance restricted stock units during the three months ended March 31, 2007 and 2006, respectively.

On January 19, 2007, the Company issued 6.8 million shares of its common stock and received net proceeds of approximately $261 million, which were used to repay borrowings under the Company’s term loan and revolving credit facilities.

On January 29, 2007, the Company announced that its Board declared a quarterly cash dividend of $0.445 per share. The common stock cash dividend was paid on February 21, 2007 to stockholders of record as of the close of business on February 5, 2007.

On April 25, 2007, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.445 per share of common stock. The common stock cash dividend will be paid on May 18, 2007 to stockholders of record as of the close of business on May 7, 2007.

Preferred Stock

On January 29, 2007, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.45313 per share on its Series E cumulative redeemable preferred stock and $0.44375 per share on its Series F cumulative redeemable preferred stock. These dividends were paid on March 31, 2007 to stockholders of record as of the close of business on March 15, 2007.

On April 25, 2007, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.45313 per share on its Series E cumulative redeemable preferred stock and $0.44375 per share on its Series F cumulative redeemable preferred stock. These dividends will be paid on June 29, 2007 to stockholders of record as of the close of business on June 15, 2007.

Accumulated Other Comprehensive Income (“AOCI”)

	March 31, 2007	December 31, 2006
	(in thousands)
AOCI—unrealized gains on available for sale securities	$25,272	$24,536
AOCI—unrealized losses on cash flow hedges, net	(4,571)	(4,596)
Supplemental Executive Retirement Plan (“SERP”) minimum liability	(2,189)	(2,215)
	$18,512	$17,725

(11)                          Operator Concentration

Sunrise Senior Living (NYSE:SRZ) (“Sunrise”) accounted for 14.0% of the Company’s revenue for the three months ended March 31, 2007. The carrying amount of the Company’s real estate assets and direct financing leases operated by Sunrise was $2.2 billion at March 31, 2007. Prior to the Company’s merger with CRP on October 5, 2006, Sunrise was not an operator of any of the Company’s properties.

Sunrise is publicly traded and is subject to the informational filing requirements of the Securities and Exchange Act of 1934, as amended. Accordingly, it is required to file periodic reports on Form 10-K and Form 10-Q with the Securities and Exchange Commission.

Certain operators of the Company’s properties are experiencing financial, legal and regulatory difficulties. The loss of a significant operator or a combination of smaller operators could have a material impact on the Company’s financial position or results of operations.

(12)                          Segment Disclosures

The Company’s business consists of financing and leasing healthcare-related real estate. The Company evaluates its business and makes resource allocations on its two business segments—triple-net leased and medical office building segments. Under the triple-net leased segment, the Company invests in healthcare-related real estate through acquisition and secured financing of primarily single tenant properties. Properties acquired are primarily leased under triple-net leases. Under the medical office building segment, the Company invests in medical office buildings that are primarily leased under gross or modified gross leases, generally to multiple tenants, and generally require a greater level of property management. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). There are no intersegment sales or transfers. The Company evaluates performance based upon property net operating income from continuing operations (“NOI”) of the combined properties in each segment.

Non-segment revenue consists mainly of interest on unsecured loans, gains on sales of securities and other income. Non-segment assets consist of corporate assets including cash, restricted cash, accounts receivable, net, debt and equity securities and deferred financing costs. Interest expense, depreciation and amortization, and other non-property specific revenues and expenses are not allocated to individual segments in determining the Company’s performance measure.

Summary information for the reportable segments is as follows (in thousands):

For the three months ended March 31, 2007:

Segments	Rental and Related Revenues	Income From DFLs	Investment Management Fees	Interest and Other	Total Revenues	NOI(1)
Triple-net leased:
Hospital	$27,411	$—	$—	$1,625	$29,036	$27,163
Skilled nursing	10,660	—	—	579	11,239	10,635
Senior housing	77,898	14,990	6,165	1,708	100,761	73,273
Other healthcare facilities	7,665	—	—	—	7,665	6,172
Total triple-net leased	$123,634	$14,990	$6,165	$3,912	$148,701	$117,243
Medical office building	89,366	—	163	—	89,529	53,356
Non-segment revenues	—	—	—	12,218	12,218	—
Total	$213,000	$14,990	$6,328	$16,130	$250,448	$170,599

For the three months ended March 31, 2006:

Segments	Rental and Related Revenues	Investment Management Fees	Interest and Other	Total Revenues	NOI(1)
Triple-net leased:
Hospital	$19,510	$—	$2,321	$21,831	$19,510
Skilled nursing	10,119	—	8,501	18,620	10,107
Senior housing	32,548	—	1,026	33,574	29,533
Other healthcare	5,948	—	—	5,948	4,686
Total triple-net leased	$68,125	$—	$11,848	$79,973	$63,836
Medical office building	38,012	1,054	—	39,066	24,856
Non-segment revenues	—	—	1,845	1,845	—
Total	$106,137	$1,054	$13,693	$120,884	$88,692

(1)          NOI is a non-GAAP supplemental financial measure used to evaluate the operating performance of real estate properties. The Company defines NOI as rental revenues, including tenant reimbursements, less property-level operating expenses, which exclude depreciation and amortization, general and administrative expenses, impairments, interest expense and discontinued operations. The Company believes NOI provides investors relevant and useful information because it measures the operating performance of the Company’s real estate at the property level on an unleveraged basis. The Company uses NOI to make decisions about resource allocations and assess property-level performance. The Company believes that net income is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income as defined by GAAP since it does not reflect the aforementioned excluded items. Further, NOI may not be comparable to that of other real estate investment trusts, as they may use different methodologies for calculating NOI.

The following is a reconciliation from NOI to reported net income, a financial measure under GAAP (in thousands):

	Three Months Ended March 31,
	2007	2006
Net operating income from continuing operations	$170,599	$88,692
Income from DFLs	14,990	—
Investment management fee income	6,328	1,054
Interest and other income	16,130	13,693
Interest expense	(79,590)	(32,054)
Depreciation and amortization	(64,033)	(27,392)
General and administrative	(20,593)	(8,490)
Equity income from unconsolidated joint ventures	1,214	3,822
Minority interests’ share of earnings	(5,235)	(3,777)
Total discontinued operations	105,478	22,340
Net income	$145,288	$57,888

The Company’s total assets by segment were (in thousands):

Segments	March 31, 2007	December 31, 2006
Triple-net leased facilities:
Senior housing facilities	$4,642,436	$5,919,517
Hospitals	1,148,748	951,548
Skilled nursing facilities	327,409	336,494
Other healthcare facilities	247,558	264,298
Total triple-net leased assets	$6,366,151	$7,471,857
Medical office building facilities	2,763,748	2,438,607
Gross segment assets	9,129,899	9,910,464
Less accumulated depreciation and amortization	(664,207)	(660,670)
Net segment assets	8,465,692	9,249,794
Non-segment assets	925,394	762,955
Total assets	$9,391,086	$10,012,749

(13)                         Supplemental Cash Flow

Supplemental Cash Flow Information

	Three Months Ended March 31
	2007	2006
	(in thousands)
Interest paid, net of capitalized interest and other	$81,005	$28,718
Taxes paid	—	—
Non-cash transactions:
Capitalized interest	95	178
Mortgages assumed with real estate acquisitions	—	11,928
Real estate exchanged in real estate acquisitions	35,205	—
Non-managing member units issued in connection with acquisitions	180,698	5,523
Restricted stock issued	102	61
Performance restricted stock units vesting	111	117
Restricted stock cancellations	(23)	(3)
Unrealized gains on available for sale securities and derivatives designated as cash flow hedges	1,279	2,180
Conversion of non-managing member units into common stock	3,315	—

(14)                          Earnings Per Share of Common Stock

The Company computes earnings per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per common share is computed by dividing net income applicable to common shares by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is calculated including the effect of dilutive securities. Approximately 0.6 million and 2.2 million options to purchase shares of common stock during the three months ended March 31, 2007 and 2006, respectively, were not included because they are not dilutive. Additionally, 10.1 million shares issuable upon conversion of 7.6 million non-managing member units during the three months ended March 31, 2007, and 6.2 million shares issuable upon conversion of 3.6 million non-managing member units during the three months ended March 31, 2006, were not included because they are not dilutive.

	Three months ended March 31,
	2007	2006
	(in thousands, except per share data)
Numerator
Income from continuing operations	$39,810	$35,548
Preferred stock dividends	(5,283)	(5,283)
Income from continuing operations applicable to common shares	34,527	30,265
Discontinued operations	105,478	22,340
Net income applicable to common shares for basic and diluted earnings per share	$140,005	$52,605
Denominator
Basic weighted average common shares	204,000	136,040
Dilutive stock options and restricted stock	1,909	816
Diluted weighted average common shares	205,909	136,856
Basic earnings per common share
Income from continuing operations	$0.17	$0.22
Discontinued operations	0.52	0.17
Net income applicable to common shares	$0.69	$0.39
Diluted earnings per common share
Income from continuing operations	$0.17	$0.22
Discontinued operations	0.51	0.16
Net income applicable to common shares	$0.68	$0.38

(15)                          Derivative Financial Instruments

In July 2005, the Company entered into three interest-rate swap contracts that are designated as hedging the variability in expected cash flows for variable rate debt assumed in connection with the acquisition of a portfolio of real estate assets in July 2005. The cash flow hedges have a notional amount of $45.6 million and expire in July 2020. The fair value of these contracts at March 31, 2007, was $0.4 million and is included in other liabilities. For the three months ended March 31, 2007, the Company recognized increased interest expense of $28,000 attributable to the contracts. The Company determined that these swap agreements were highly effective in offsetting future variable-interest cash flows related to the assumed mortgages. The effective portion of gains and losses on these contracts is recognized in accumulated other comprehensive income (loss) whereas the ineffective portion is recognized in earnings. During the three months ended March 31, 2007 and 2006, there was no ineffective portion related to these hedges.

(16)                          Commitments and Contingencies

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

State of California Senate Bill 1953.   One of the Company’s properties located in Tarzana, California is affected by State of California Senate Bill 1953 (SB 1953), which requires certain seismic safety building standards for acute care hospital facilities. This hospital is operated by Tenet under a lease expiring in February 2009. The Company is currently reviewing the SB 1953 compliance of this hospital, multiple plans of action to cause such compliance, the estimated time for completing the same, and the cost of performing necessary retrofitting of the property. HCP cannot currently estimate the retrofitting costs that will need to be incurred prior to 2013 in order to make the facility SB 1953-compliant through 2030, and the final allocation of any retrofitting costs between the Company and Tenet. Rent on the hospital for the three months ended March 31, 2007 was $2.1 million and for the year ended December 31, 2006, was $10.8 million. The carrying amount was $73.4 million at March 31, 2007.

Master Trust Liabilities.   Certain residents of two of the Company’s senior housing facilities have entered into a master trust agreement with the operator of the facilities whereby amounts paid upfront by such residents were deposited into a trust account. These funds were then made available to the senior housing operator in the form of a non-interest bearing loan to provide permanent financing for the related communities. The operator of the senior housing facility is the borrower under these arrangements; however, two of the Company’s properties are collateral under the master trust agreements. As of March 31, 2007, the remaining obligation under the master trust agreements for these two properties is $10 million. The Company’s property is released as collateral as the master trust liabilities are extinguished.

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

Other.   Following the public announcement on January 15, 2007, that Sunrise Senior Living Real Estate Investment Trust (“Sunrise REIT”) had agreed to be acquired by Ventas Inc. (“Ventas”), the Company proposed to acquire Sunrise REIT for a greater price.  On February 20, 2007, the Company received a letter from Ventas, alleging that the Company breached an agreement with Sunrise REIT by making its acquisition proposal. The letter stated that Ventas intends to avail itself of all rights to hold the Company fully liable and accountable as a result of the Company’s alleged breaches. The Company subsequently withdrew its proposal to acquire Sunrise REIT. On April 26, 2007, Ventas completed its acquisition of Sunrise REIT.

(17)                          Subsequent Events

On April 27, 2007, in anticipation of the Company’s joint venture that closed on April 30, 2007, $122 million of 10-year term mortgage notes were placed with an interest rate of 5.53%. The proceeds from the placement of these notes were used to repay reduce borrowings under the Company’s credit facility and for other general corporate purposes.

On April 30, 2007, the Company formed a medical office building joint venture with an institutional capital partner.  The joint venture includes 55 properties valued at approximately $585 million and encumbered by $344 million of secured debt. Upon formation, the Company received approximately $196 million in proceeds, which included a one-time acquisition fee of $3 million.  Including the $122 million of recently placed secured debt discussed above, the Company received $318 million in total proceeds. The Company retained a 20% interest in the venture, will act as the managing member, and will receive ongoing asset management fees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Language Regarding Forward-looking Statements

Statements in this Quarterly Report that are not historical factual statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The statements include, among other things, statements regarding the intent, belief or expectations of Health Care Property Investors, Inc. and its officers and can be identified by the use of terminology such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “should” and other comparable terms or the negative thereof. In addition, we, through our senior management, from time to time make forward-looking oral and written public statements concerning our expected future operations and other developments. Readers are cautioned that, while forward-looking statements reflect our good faith belief and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties. Actual results may differ materially from the expectations contained in the forward-looking statements as a result of various factors. In addition to the factors set forth under “Part I, Item 1A - Risk Factors” in the Company’s Annual Report, readers should consider the following:

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

j)                 The financial, legal and regulatory difficulties of significant operators of our properties, including Sunrise; and

k)              The potential impact of existing and future litigation matters.

Executive Summary

We are a real estate investment trust (“REIT”) that invests in healthcare-related properties primarily located throughout the United States. We develop, acquire, and manage healthcare real estate and provide mortgage financing to healthcare providers. We invest directly, often structuring sale-leaseback transactions, and through joint ventures. At March 31, 2007, our real estate portfolio, excluding assets held for sale but including assets held through joint ventures and mortgage loans, consisted of interests in 730 facilities.

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

Our strategy contemplates acquiring and developing properties on favorable terms. We attempt to structure transactions that are tax-advantaged and mitigate risks in our underwriting process. Generally, we prefer larger, more complex private transactions that leverage our management team’s experience and our infrastructure. During the three months ended March 31, 2007, we made gross investments of $449 million. These investments had an average first year yield on cost of 8.2%.

We follow a disciplined approach to enhancing the value of our existing portfolio, including the ongoing evaluation of properties that no longer fit our strategy for potential disposition. We sold 27 properties during the three months ended March 31, 2007, for $170 million and had nine properties with a carrying amount of $4.8 million classified as held for sale at March 31, 2007.

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

Access to external capital on favorable terms is critical to the success of our strategy. We attempt to match the long-term duration of our leases with long-term fixed rate financing. At March 31, 2007, 15% of our consolidated debt is at variable interest rates. We intend to maintain an investment grade rating on our fixed income securities and manage various capital ratios and amounts within appropriate parameters. As of April 30, 2007, our senior debt is rated BBB by Standard & Poor’s Ratings Group, BBB by Fitch Ratings and Baa3 by Moody’s Investors Service.

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

2007 Overview

Investment Transactions

During the three months ended March 31, 2007, we acquired interests in properties aggregating $449 million with an average yield of 8.2%. Our 2007 investments were made in the following healthcare sectors: (i) 54% medical office buildings (“MOBs”), (ii) 45% hospitals, and (iii) 1% other healthcare facilities, including the following:

•                  On January 31, 2007, we acquired three long-term acute care hospitals and received proceeds of $36 million in exchange for 11 skilled nursing facilities valued at $77 million. We recognized a $47 million gain on the sale of these 11 SNFs. The three acquired properties have an initial lease term of ten years, with two ten-year renewal options, and an initial contractual yield of 12% with escalators based on the lessee’s revenue growth.  The acquired properties are included in a new master lease that contains 14 properties leased to the same operator.

•                  On February 9, 2007, we acquired the Medical City Dallas campus, which includes two hospital towers, six medical office buildings, and three parking garages, for approximately $350 million, including non-managing member LLC units (“DownREIT units”) valued at $179 million. The initial yield on this campus is approximately 7.2%.

•                  On February 28, 2007, we acquired three medical office buildings for $25 million from the Cirrus Group, LLC. The three medical office buildings include approximately 131,000 rentable square feet and have an initial yield of 8.2%.

During the three months ended March 31, 2007, we sold 27 properties for $170 million and recognized gains of approximately $104 million. These sales included nine skilled nursing facilities (“SNFs”) sold for $52 million with gains of approximately $30 million. On or before December 1, 2006, tenants for these nine SNFs exercised rights of first refusal to acquire such facilities.

Joint Venture Transactions

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

On April 30, 2007, we formed a medical office building joint venture with an institutional capital partner.  The joint venture includes 55 properties valued at approximately $585 million and encumbered by $344 million of secured debt. Upon formation, we received approximately $196 million in proceeds, which included a one-time acquisition fee of $3 million.  Including the $122 million of recently placed secured debt discussed below, we received $318 million in total proceeds. We retained a 20% interest in the venture, will act as the managing member, and will receive ongoing asset management fees.

Capital Market Transactions

On January 19, 2007, we issued 6.8 million shares of common stock. We received net proceeds of approximately $261 million, which were used to repay borrowings under our term loan facility.

On January 22, 2007, we issued $500 million of 6.00% senior unsecured notes due in 2017. The notes were priced at 99.323% of the principal amount for an effective yield of 6.09%. We received net proceeds of $493 million, which were used to repay our term loan facility and reduce borrowings under our revolving credit facility.

On April 27, 2007, in anticipation of our joint venture that closed on April 30, 2007, $122 million of 10-year term mortgage notes were placed with an interest rate of 5.53%. The proceeds from the placement of these notes were used to repay borrowings under our revolving credit facility and for other general corporate purposes.

Other Events

On April 25, 2007, our Board of Directors declared a quarterly common stock cash dividend of $0.445 per share. The common stock dividend will be paid on May 18, 2007, to stockholders of record as of the close of business on May 7, 2007.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on our experience and on various other assumptions believed to be reasonable under the circumstances. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. The critical accounting policies used in the preparation of our financial statements are described in our 2006 Annual Report on Form 10-K.

Results of Operations

We completed our acquisition of CNL Retirement Properties, Inc. (“CRP”) on October 5, 2006 and the interest held by an affiliate of General Electric in HCP Medical Office Properties (“HCP MOP”) on November 30, 2006.  The results of operations resulting from these acquisitions are reflected in our consolidated financial statements from those dates.  Our financial results for the first three months of 2007 and 2006 are summarized as follows:

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Rental and other revenue.  MOB rental revenue increased 135% or $51.3 million to $89.4 million for the three months ended March 31, 2007. Approximately $27.1 million of the increase relates to MOBs acquired in the CRP merger and $19.3 million relates to the consolidation of HCP MOP. The remaining increase in MOB rental income primarily relates to the additive effect or our MOB acquisitions in 2007 and 2006.

Triple-net leased rental revenues increased 81% or $55.5 million to $123.6 million for the three months ended March 31, 2007. Approximately $41.0 million of the increase relates to properties acquired in the CRP merger. The remaining increase in triple-net lease rental revenue of $14.5 million primarily relates to rent escalations and resets, and the additive effect of our other acquisitions in 2007 and 2006, as detailed below:

	Triple-net lease rental revenue resulting from acquisitions— for the three months ended March 31,
Property Type	2007	2006	Change
	(in thousands)
Senior housing facilities	$6,147	$186	$5,961
Hospitals	4,540	—	4,540
Other healthcare facilities	899	355	544
Total	$11,586	$541	$11,045

Additionally, included in triple-net lease rental revenues are facility-level operating revenues for five senior housing properties that were previously leased on a triple-net basis. Periodically tenants default on their leases, which cause us to take temporary possession of the operations of the facility. We contract with third-party managers to manage these properties until a replacement tenant can be identified or the property can be sold. The operating revenues and expenses for these properties are included in triple-net lease rental revenues and operating expenses, respectively. The increase in reported revenues for these facilities of $0.5 million to $2.8 million for the quarter ended March 31, 2007, was primarily due to an increase in overall occupancy of such properties.

Earned income from direct financing leases.   Earned income from direct financing leases of $15.0 million relates to 32 leased properties acquired from CRP which are accounted for using the direct financing method. At March 31, 2007, these leased properties had a carrying value of $680 million and accrue interest at a weighted average rate of 9.0%.

Investment management fee income.   Management and other fee income increased by $5.3 million to $6.3 million for the three months ended March 31, 2007. The increase is primarily due to the acquisition fee earned from HCP Ventures II of $5.4 million on January 5, 2007.

Interest and other income.   Interest and other income increased by $2.4 million to $16.1 million for the three months ended March 31, 2007. The increase was primarily related to $7.2 million of interest income from a $300 million investment in senior secured notes receivable purchased on November 17, 2006, which accrue interest at a rate of 9.625%, and $2.4 million of interest income from a $68 million loan acquired in the CRP merger, which accrues interest at a rate of 14%.  These increases were partially offset by a $7.3 million prepayment premium received in March 2006.

Interest expense.   Interest expense increased $47.5 million to $79.6 million for the three months ended March 31, 2007. Approximately $14.2 million of the increase was due to the assumption of $1.3 billion of CRP’s outstanding debt, and $3.6 million from our consolidation of HCP MOP.  In January 2007, we accelerated the amortization of approximately $1.6 million of deferred financing costs in connection with the early repayment of our term loan facility.  The remaining increase was due to increased borrowing levels resulting from the issuance of senior notes, issuance of additional mortgages, and increasing interest rates.

The table below sets forth information with respect to our debt as of March 31, 2007 and 2006:

	As of March 31,
	2007	2006
	(dollars in thousands)
Balance:
Fixed rate	$4,315,568	$1,708,204
Variable rate	772,088	411,665
Total	$5,087,676	$2,119,869
Percent of total debt:
Fixed rate	85%	81%
Variable rate	15%	19%
Total	100%	100%
Weighted average interest rate at end of period:
Fixed rate	6.10%	6.20%
Variable rate	6.16%	5.42%
Total weighted average rate	6.11%	6.05%

Depreciation and amortization.  Depreciation and amortization expense increased 134% or $36.6 million to $64.0 million for the three months ended March 31, 2007. Approximately $27.8 million of the increase relates to properties acquired in the CRP merger and $4.9 million relates to the consolidation of HCP MOP. The remaining increase in depreciation and amortization primarily relates to the additive effect of our other acquisitions in 2007 and 2006.

Operating expenses.   Operating costs increased 143% or $25.0 million to $42.4 million for the three months ended March 31, 2007. Approximately $10.6 million of the increase relates to properties acquired in the CRP merger and $9.5 million relates to the consolidation of HCP MOP. Operating costs are predominantly related to MOB properties that are leased under gross or modified gross lease agreements where we share certain costs with tenants. Accordingly, the number of properties in our MOB portfolio directly impacts operating costs. Additionally, we contract with third-party property managers for most of our MOB properties. The remaining increase in operating expenses of $4.9 million primarily relates to the effect of our other property acquisitions in 2007 and 2006, as detailed below:

	Operating expenses resulting from acquisitions— for the three months ended March 31,
Property Type	2007	2006	Change
	(in thousands)
Medical office buildings	$3,640	$609	$3,031
Other healthcare facilities	387	48	339
Total	$4,027	$657	$3,370

Additionally, included in operating expenses are facility-level operating expenses for five senior housing properties that were previously leased on a triple-net basis. Periodically tenants default on their leases, which cause us to take temporary possession of the operations of the facility. We contract with third-party managers to manage these properties until a replacement tenant can be identified or the property can be sold. The operating revenues and expenses for these properties are included in triple-net lease rental revenues and operating expenses, respectively. The increase in reported operating expenses for these facilities of $0.4 million to $3.1 million for the three months ended March 31, 2007, was primarily due to an increase in the overall occupancy of such properties.

General and administrative expenses.   General and administrative expenses increased 143% or $12.1 million to $20.6 million for the three months ended March 31, 2007. The increase is primarily due to higher compensation-related expenses of approximately $1.4 million resulting from an increase in full-time employees, $5.7 million in merger and integration-related expenses associated with the CRC and CRP mergers, $1.2 million in federal, state and franchise taxes, and $2.9 million from write-offs of acquisitions not consummated. We expect to incur integration costs associated with the CRP merger through the remainder of 2007.

The presentation of expenses as general and administrative or operating expenses is based on the underlying nature of the expense. Periodically, we review the classification of expenses between categories and make revisions based on changes in the underlying nature of the expense.

Equity income.   For the three months ended March 31, 2007, equity income decreased by $2.6 million to $1.2 million primarily due to our consolidation of HCP MOP.  Equity income from HCP MOP for the three months ended March 31, 2006 was $3.7 million.

On October 27, 2006, we formed HCP Ventures III, LLC (“HCP Ventures III”), a MOB joint venture with an institutional capital partner, with 13 of our previously 85% owned properties. Beginning on October 27, 2006, HCP Ventures III, in which we retained an effective 26% interest, has been accounted for as an equity method investment.  In addition, on January 5, 2007, we formed HCP Ventures II, LLC (“HCP Ventures II”) a senior housing joint venture with an institutional capital partner. The joint venture includes 25 properties and we retained a 35% interest in the venture. Beginning on January 5, 2007, HCP Ventures II has been accounted for as an equity method investment.  The combined equity income from HCP Ventures II and HCP Ventures III was $1.4 million for the three months ended March 31, 2007.

Discontinued operations.   Income from discontinued operations for the three months ended March 31, 2007, was $105.5 million compared to $22.3 million for the comparable period in the prior year. The change is due to an increase in gains on real estate dispositions of $95.5 million and a decline in operating income from discontinued operations of $12.3 million. Discontinued operations for the three months ended March 31, 2007, includes the results of 35 properties compared to 111 properties for the three months ended March 31, 2006. During the three months ended March 31, 2007, we sold 27 properties for $170 million as compared to six properties for $21 million during the three months ended March 31, 2006.

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

We anticipate making future investments dependent on the availability of cost-effective sources of capital. We intend to use our revolving credit facility, and the public debt and equity markets as our principal sources of financing. As of April 30, 2007, our senior debt is rated BBB by Standard & Poor’s Ratings Group, BBB by Fitch Ratings and Baa3 by Moody’s Investors Service.

Net cash provided by operating activities was $87 million and $92 million for the three months ended March 31, 2007 and 2006, respectively. Cash flow from operations reflects revenues partially offset by higher costs and expenses, and changes in receivables, payables, accruals, and deferred revenue. Our cash flows from operations are dependent upon the occupancy level of multi-tenant buildings, rental rates on leases, our tenants’ performance on their lease obligations, the level of operating expenses, and other factors.

Net cash provided by investing activities was $228 million for the three months ended March 31, 2007, and principally reflects the net effect of: (i) $222 million used to fund acquisitions and construction of real estate, (ii) $276 million in proceeds associated with the formation of a joint venture, (iii) $170 million received from the sale of facilities, (iv) $4 million in principal repayments received on loans, and (iv) $4 million received from the sale of equity securities. During the three months ended March 31, 2007 and 2006, we used $8 million and $4 million to fund lease commissions and tenant and capital improvements, respectively.

Net cash used in financing activities was $272 million for the three months ended March 31, 2007, and includes cash used for net repayments of our bank line of credit of $435 million, the repayment of our term loan of $505 million, repayment of $10 million of senior notes, and payment of common and preferred dividends aggregating $97 million.  These cash uses were partially offset by proceeds from $493 million from senior note issuances, $271 million from common stock issuances, and $18 million from mortgage debt issuances. In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income to our shareholders. Accordingly, we intend to continue to make regular quarterly distributions to holders of our common and preferred stock.

At March 31, 2007, we held approximately $29.8 million in deposits and $31.2 million in irrevocable letters of credit from commercial banks securing tenants’ lease obligations and borrowers’ loan obligations. We may draw upon the letters of credit or depository accounts if there are defaults under the related leases or loans. Amounts available under letters of credit could change based upon facility operating conditions and other factors, and such changes may be material.

Debt

Bank line of credit and term loan.

At March 31, 2007, borrowings under our $1.0 billion revolving credit facility were $190 million with a weighted average interest rate of 6.02%. The revolving credit facility matures on October 2, 2009, and accrues interest at a rate per annum equal to LIBOR plus a margin ranging from 0.475% to 1.10%, depending upon our non-credit enhanced senior unsecured long-term debt ratings (“debt ratings”). We pay a facility fee on the entire revolving commitment ranging from 0.125% to 0.25%, depending upon our debt ratings. The revolving credit facility contains a negotiated rate option, which is available for up to 50% of borrowings, whereby the lenders participating in the credit facility bid on the interest to be charged and which may result in a reduced interest rate. Based on our debt ratings on March 31, 2007, the margin on the revolving loan facility is 0.70% and the facility fee is 0.15%.

The revolving credit agreement contains certain financial restrictions and other customary requirements. Among other things, these covenants, using terms defined in the agreement, initially limit (i) Consolidated Total Indebtedness to Consolidated Total Asset Value to 70%, (ii) Secured Debt to Consolidated Total Asset Value to 30%, and (iii) beginning January 1, 2007, Unsecured Debt to Consolidated Unencumbered Asset Value to 100%. The agreement also requires that we maintain (i) a Fixed Charge Coverage ratio, as defined, of 1.50 times and (ii) a formula-determined Minimum Tangible Net Worth. These financial covenants become more restrictive over a period of approximately two years and ultimately (i) limit Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit Unsecured Debt to Consolidated Unencumbered Asset Value to 65%, and (iii) require a Fixed Charge Coverage ratio, as defined, of 1.75 times. As of March 31, 2007, we were in compliance with each of the restrictions and requirements.

On January 22, 2007, we repaid all amounts outstanding under the term loan with proceeds from capital market and joint venture transactions.

Senior unsecured notes.   At March 31, 2007, we had $3.2 billion in aggregate principal of senior unsecured notes outstanding. Interest rates on the notes ranged from 4.8% to 7.62% with a weighted average effective rate of 6.10% at March 31, 2007. Discounts and premiums are amortized to interest expense over the term of the related debt.

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

Mortgage debt.   At March 31, 2007, we had $1.5 billion in mortgage debt secured by 247 healthcare facilities with a carrying amount of $3.4 billion. Interest rates on the mortgage notes ranged from 3.72% to 9.32% with a weighted average effective rate of 6.14% at March 31, 2007.

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

Other debt. At March 31, 2007, we had $108.3 million of non-interest bearing Life Care Bonds at our two CCRCs and non-interest bearing occupancy fee deposits at another of our senior housing facilities, all of which were payable to certain residents of the facilities (collectively “Life Care Bonds”). At March 31, 2007, $36.2 million of the Life Care Bonds were refundable to the residents upon the resident moving out or to a resident’s estate upon the resident’s death, and $72.1 million of the Life Care Bonds were refundable after the unit has been successfully remarketed to a new resident.

Debt Maturities

The following table summarizes our stated debt maturities and scheduled principal repayments at March 31, 2007 (in thousands):

Year	Amount
2007 (nine months)	$172,828
2008	388,470
2009	457,113
2010	498,555
2011	445,646
Thereafter	3,125,064
$5,087,676

Equity

On January 19, 2007, we issued 6.8 million shares of our common stock. We received net proceeds of approximately $261 million, which were used to repay borrowings under our term loan and revolving credit facilities.

At March 31, 2007, we had 4.0 million shares of 7.25% Series E cumulative redeemable preferred stock, 7.8 million shares of 7.10% Series F cumulative redeemable preferred stock, and 206.0 million shares of common stock outstanding.

During the three months ended March 31, 2007, we issued approximately 304,000 shares of our common stock under our Dividend Reinvestment and Stock Purchase Plan at an average price per share of $39.21 for an aggregate amount of $11.9 million. We also received $0.6 million in proceeds from stock option exercises. At March 31, 2007, stockholders’ equity totaled $3.6 billion and our equity securities had a market value of $8.1 billion.

As of March 31, 2007, there were a total of 7.6 million DownREIT units outstanding in seven limited liability companies in which we are the managing member: (i) HCPI/Tennessee, LLC; (ii) HCPI/Utah, LLC; (iii) HCPI/Utah II, LLC; (iv) HCPI/Indiana, LLC; (v) HCP DR California, LLC; (vi) HCP DR Alabama, LLC and (vii) HCP DR MDC, LLC. The DownREIT units are redeemable for an amount of cash approximating the then-current market value of shares of our common stock or, at our option, shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications).

Off-Balance Sheet Arrangements

We own interests in certain unconsolidated joint ventures, including HCP Ventures II and HCP Ventures III, as described under Note 6 to the Consolidated Financial Statements. Except in limited circumstances, our risk of loss is limited to our investment carrying amount and any outstanding loans receivable. We have no other material off-balance sheet arrangements that we expect to materially affect our liquidity and capital resources except those described under “Contractual Obligations.”

Contractual Obligations

The following schedule summarizes our material contractual payment obligations and commitments at March 31, 2007 (in thousands):

	Less than One Year	2008-2009	2010-2011	More than Five Years	Total
Senior unsecured notes and mortgage debt	$64,521	$655,583	$944,201	$3,125,064	$4,789,369
Revolving line of credit	—	190,000	—	—	190,000
Other debt	108,307	—	—	—	108,307
Ground and other operating leases	1,035	2,806	2,862	79,837	86,540
Acquisition and construction commitments	56,646	—	—	—	56,646
Interest	213,574	523,334	431,716	666,760	1,835,384
Total	$444,083	$1,371,723	$1,378,779	$3,871,661	$7,066,246

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2007, we are exposed to market risks related to fluctuations in interest rates on $257 million of variable rate mortgage notes payable, $190 million of variable rate line of credit, and $325 million of variable rate senior unsecured notes. Of the $257 million of variable rate mortgage notes payable outstanding, $45.6 million has been hedged through interest rate swap contracts. We do not have, and do not plan to enter into, derivative financial instruments for trading or speculative purposes. Of our consolidated debt of $5.1 billion at March 31, 2007, excluding the $45.6 million of variable rate debt where the rates have been hedged to a fixed rate, approximately 15% is at variable interest rates.

Fluctuation in the interest rates will not affect our future earnings and cash flows on our fixed rate debt until that debt must be replaced or refinanced. However, interest rate changes will affect the fair value of our fixed rate instruments and our hedge contracts. Conversely, changes in interest rates on variable rate debt would change our future earnings and cash flows, but not affect the fair value of those instruments. Assuming a one percentage point increase in the interest rate related to the variable-rate debt and related swap contracts, and assuming no change in the outstanding balance as of March 31, 2007, interest expense for 2007 would increase by approximately $7.7 million, or $0.4 per common share on a diluted basis.

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

As required by Rule 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Based on the foregoing, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Our business is subject to a number of risks and uncertainties which we discussed in detail in Part 1, Item 1A of our 2006 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)

HCP DR MCD, LLC. On February 9, 2007, we completed the acquisition of a managing member interest in HCP DR MCD, LLC, a Delaware limited liability company (“HCP DR MCD, LLC”), in exchange for the contribution of approximately $171.5 million  in cash.  In connection with the formation of the LLC, several parties contributed a portfolio of certain property interests in two hospital towers, six medical office buildings, and three parking garages with an aggregate equity value of approximately $140 million. In exchange for this capital contribution, the contributors received 4,246,857 non-managing member units of HCP DR MCD, LLC.

The Amended and Restated Limited Liability Company Agreement of HCP DR MCD, LLC provides that only we are authorized to act on behalf of HCP DR MCD, LLC and that we have responsibility for the management of its business.

Each non-managing member unit of HCP DR MCD, LLC is exchangeable for an amount of cash approximating the then-current market value of one share of our common stock or, at our option, one share of our common stock (subject to certain adjustments, such as stock splits and reclassifications). HCP DR MCD, LLC relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, in connection with the issuance and sale of the non-managing member units. As of March 31, 2007, we have not registered any shares of our common stock for issuance in exchange for non-managing member units of HCP DR MCD, LLC.

(b)

None.

(c)

The table below sets forth the information with respect to purchases of our common stock made by us or on our behalf during the quarter ended March 31, 2007.

Period Covered	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number Of Shares (Or Units) Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number (Or Approximate Dollar Value) Of Shares (Or Units) That May Yet Be Purchased Under The Plans Or Programs
January 1-31, 2007	15,940	39.41	—	—
February 1-28, 2007	8,944	41.10	—	—
March 1-31, 2007	29,284	36.75	—	—
Total	54,168	38.25	—	—

(1)                                  Represents restricted shares withheld under our Amended and Restated 2000 Stock Incentive Plan, as amended, and our 2006 Performance Incentive Plan (the “Incentive Plans”), to offset tax withholding obligations that occur upon vesting of restricted shares. Our Incentive Plans provide that the value of the shares withheld shall be the closing price of our common stock on the date the relevant transaction occurs.

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

4.26	Form of Fixed Rate Medium-Term Note (incorporated by reference to exhibit 4.3 to HCP’s current report on Form 8-K, dated February 17, 2006).
4.27	Form of Floating Rate Medium-Term Note (incorporated by reference to exhibit 4.4 to HCP’s current report on Form 8-K, dated February 17, 2006).
4.28	Form of Floating Rate Notes Due 2008 (incorporated by reference to exhibit 4.1 to HCP’s current report on Form 8-K, dated September 12, 2006).
4.29	Form of 5.95% Notes Due 2011 (incorporated by reference to exhibit 4.2 to HCP’s current report on Form 8-K, dated September 12, 2006).
4.30	Form of 6.30% Notes Due 2016 (incorporated by reference to exhibit 4.3 to HCP’s current report on Form 8-K, dated September 12, 2006).
4.31	Form of Senior Notes Due 2013 (incorporated by reference to exhibit 4.1 to HCP’s current report on Form 8-K, dated November 29, 2006).
4.32	Form of 6.00% Senior Notes Due 2017 (incorporated by reference to exhibit 4.1 to HCP’s current report on Form 8-K, dated January 17, 2007).
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

10.41

Form of employee Performance Restricted Stock Unit Agreement with five year installment vesting, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s 2006 Performance Incentive Plan (incorporated herein by reference to exhibit 10.41 to HCP’s annual report on Form 10-K, dated February 13, 2007).*

10.42

Form of CEO Performance Restricted Stock Unit Agreement with five year installment vesting, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s 2006 Performance Incentive Plan (incorporated herein by reference to exhibit 10.42 to HCP’s annual report on Form 10-K, dated February 13, 2007).*

10.43

Form of CEO Performance Restricted Stock Unit Agreement with three year cliff vesting, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s 2006 Performance Incentive Plan (incorporated herein by reference to exhibit 10.43 to HCP’s annual report on Form 10-K, dated February 13, 2007).*

10.44	HCP 2006 Performance Incentive Plan, effective as of March 31, 2006 (incorporated by reference to HCP’s Proxy Statement regarding HCP’s annual meeting of shareholders held May 11, 2006).

31.1	Certification by James F. Flaherty III, the Company’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification by Mark A. Wallace, the Company’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).

32.1	Certification by James F. Flaherty III, the Company’s Principal Executive Officer, Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2	Certification by Mark A. Wallace, the Company’s Principal Financial Officer, Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

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

Date: April 30, 2007	HEALTH CARE PROPERTY INVESTORS, INC.

(Registrant)

/s/ Mark A. Wallace
Mark A. Wallace
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ George P. Doyle
George P. Doyle
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)