Form 10-Q
period 2007-06-30
HEALTH CARE PROPERTY INVESTORS INC
filed 2007-08-06
CIK 765880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2007.

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

As of July 25, 2007, there were 206,380,189 shares of $ 1.00 par value common stock outstanding.

HEALTH CARE PROPERTY INVESTORS, INC.

INDEX

PART I. FINANCIAL INFORMATION

HEALTH CARE PROPERTY INVESTORS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Real estate:
Buildings and improvements	$6,205,698	$5,779,689
Developments in process	29,056	42,366
Land	770,010	655,624
Less accumulated depreciation and amortization	618,321	526,348
Net real estate	6,386,443	5,951,331

Net investment in direct financing leases	682,176	678,013
Loans receivable, net	203,147	196,480
Investments in and advances to unconsolidated joint ventures	214,904	25,389
Accounts receivable, net of allowance of $22,730 and $24,205, respectively	33,652	31,026
Cash and cash equivalents	351,217	60,687
Intangible assets, net	328,753	380,568
Real estate held for sale, net	204,683	490,075
Real estate held for contribution, net	—	1,684,341
Other assets, net	474,351	514,839
Total assets	$8,879,326	$10,012,749
LIABILITIES AND STOCKHOLDERS’ EQUITY
Bank line of credit and term loan	$—	$1,129,093
Senior unsecured notes	3,223,422	2,748,522
Mortgage debt	1,260,885	1,292,485
Mortgage debt on assets held for sale	—	34,813
Mortgage debt on assets held for contribution	—	889,356
Other debt	108,497	107,746
Intangible liabilities, net	145,047	134,050
Accounts payable and accrued liabilities	166,648	200,088
Deferred revenue	29,638	20,795
Total liabilities	4,934,137	6,556,948
Minority interests:
Joint venture partners	34,305	34,211
Non-managing member unitholders	306,497	127,554
Total minority interests	340,802	161,765
Stockholders’ equity:
Preferred stock, $1.00 par value: 50,000,000 shares authorized; 11,820,000 shares issued and outstanding, liquidation preference of $25 per share	285,173	285,173
Common stock, $1.00 par value: 750,000,000 shares authorized; 206,378,679 and 198,599,054 shares issued and outstanding, respectively	206,379	198,599
Additional paid-in capital	3,392,612	3,108,908
Cumulative net income	2,155,265	1,938,693
Cumulative dividends	(2,449,360)	(2,255,062)
Accumulated other comprehensive income	14,318	17,725
Total stockholders’ equity	3,604,387	3,294,036
Total liabilities and stockholders’ equity	$8,879,326	$10,012,749

See accompanying Notes to Condensed Consolidated Financial Statements.

HEALTH CARE PROPERTY INVESTORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues and other income:
Rental and related revenues	$204,580	$109,894	$407,946	$209,147
Income from direct financing leases	15,215	—	30,205	—
Investment management fee income	4,220	943	10,459	1,997
Interest and other income	18,732	5,395	34,947	19,084
	242,747	116,232	483,557	230,228
Costs and expenses:
Interest	72,359	33,485	151,337	65,418
Depreciation and amortization	60,434	26,975	121,328	52,469
Operating	38,949	19,143	81,350	36,589
General and administrative	18,292	8,396	38,884	16,868
	190,034	87,999	392,899	171,344

Operating income	52,713	28,233	90,658	58,884
Equity income from unconsolidated joint ventures	1,302	2,714	2,516	6,536
Gains on sale of real estate interests, net	10,141	—	10,141	—
Minority interests’ share of earnings	(6,739)	(4,170)	(11,974)	(7,947)
Income from continuing operations	57,417	26,777	91,341	57,473

Discontinued operations:
Operating income	11,796	17,219	19,115	35,820
Gains on sales of real estate, net of impairments	2,071	(2,429)	106,116	6,162
	13,867	14,790	125,231	41,982

Net income	71,284	41,567	216,572	99,455
Preferred stock dividends	(5,283)	(5,283)	(10,566)	(10,566)
Net income applicable to common shares	$66,001	$36,284	$206,006	$88,889

Basic earnings per common share:
Continuing operations	$0.25	$0.16	$0.39	$0.34
Discontinued operations	0.07	0.11	0.62	0.31
Net income applicable to common shares	$0.32	$0.27	$1.01	$0.65
Diluted earnings per common share:
Continuing operations	$0.25	$0.16	$0.39	$0.34
Discontinued operations	0.07	0.10	0.61	0.31
Net income applicable to common shares	$0.32	$0.26	$1.00	$0.65
Weighted average shares used to calculate earnings per common share:
Basic	205,755	136,484	204,882	136,262
Diluted	207,024	137,192	206,470	137,024

Dividends declared per common share	$0.445	$0.425	$0.890	$0.850

See accompanying Notes to Condensed Consolidated Financial Statements.

HEALTH CARE PROPERTY INVESTORS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands except per share data)
(Unaudited)

Six Months Ended June 30, 2007
Preferred Stock, $1.00 Par Value
Shares, beginning and ending	11,820
Amounts, beginning and ending	$285,173

Common Stock, Shares
Shares at beginning of period	198,599
Issuance of common stock, net	7,743
Exercise of stock options	37
Shares at end of period	206,379

Common Stock, $1.00 Par Value
Balance at beginning of period	$198,599
Issuance of common stock, net	7,743
Exercise of stock options	37
Balance at end of period	$206,379

Additional Paid-In Capital
Balance at beginning of period	$3,108,908
Issuance of common stock, net	277,236
Exercise of stock options	626
Amortization of deferred compensation	5,842
Balance at end of period	$3,392,612

Cumulative Net Income
Balance at beginning of period	$1,938,693
Net income	216,572
Balance at end of period	$2,155,265

Cumulative Dividends
Balance at beginning of period	$(2,255,062)
Common dividends ($0.89 per share)	(183,732)
Preferred dividends	(10,566)
Balance at end of period	$(2,449,360)

Accumulated Other Comprehensive Income
Balance at beginning of period	$17,725
Net unrealized gains (losses) on securities:
Unrealized losses	(650)
Reclassification adjustment for gains recognized in net income	(4,144)
Unrealized gains on cash flow hedges	1,336
Changes in Supplemental Executive Retirement Plan (“SERP”) obligation	51
Balance at end of period	$14,318

Total Comprehensive Income
Net income	$216,572
Other comprehensive income	(3,407)
Total comprehensive income	$213,165

See accompanying Notes to Condensed Consolidated Financial Statements.

HEALTH CARE PROPERTY INVESTORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$216,572	$99,455
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate, in-place lease and other intangibles:
Continuing operations	121,328	52,469
Discontinued operations	6,248	10,568
Amortization of above and below market lease intangibles, net	(1,572)	(921)
Stock-based compensation	5,842	4,248
Debt issuance costs amortization	5,643	1,804
Recovery of loan losses	(210)	—
Interest accretion on direct financing leases and straight-line rents	(24,542)	(4,721)
Equity income from unconsolidated joint ventures	(2,516)	(6,536)
Distributions of earnings from unconsolidated joint ventures	2,067	5,623
Minority interests share of earnings	11,974	7,947
Impairments	—	4,711
Gains on sales of real estate and real estate interests, net	(116,257)	(10,873)
Gains on sales of securities, net	(4,874)	—
Changes in:
Accounts receivable	(3,912)	891
Other assets	(5,204)	(282)
Accounts payable, accrued liabilities and deferred revenue	4,135	9,484
Net cash provided by operating activities	214,722	173,867

Cash flows from investing activities:
Acquisition and development of real estate	(274,458)	(264,133)
Lease commissions and tenant and capital improvements	(14,408)	(8,093)
Net proceeds from sales of real estate	356,556	27,609
Contributions to unconsolidated joint ventures	(1,172)	(563)
Distributions from unconsolidated joint ventures, net	475,685	—
Purchase of securities	(26,647)	(12,895)
Proceeds from the sale of securities	53,317	—
Principal repayments on loans receivable	6,630	44,298
Investment in loans receivable and debt securities	(7,939)	(3,154)
Decrease (increase) in restricted cash	12,088	(105)
Net cash provided by (used in) investing activities	579,652	(217,036)

Cash flows from financing activities:
Net borrowings (repayments) under bank lines of credit	(624,500)	6,500
Repayments of term loan	(504,593)	—
Repayments of mortgage debt	(66,813)	(19,373)
Issuance of mortgage debt, net of issuance costs	141,817	161,874
Repayments of senior unsecured notes	(20,000)	(135,000)
Issuance of senior unsecured notes, net of issuance costs	493,365	148,606
Net proceeds from the issuance of common stock and exercise of options	282,080	14,237
Dividends paid on common and preferred stock	(194,298)	(127,423)
Distributions to minority interests	(10,902)	(6,118)
Net cash provided by (used in) financing activities	(503,844)	43,303

Net increase in cash and cash equivalents	290,530	134
Cash and cash equivalents, beginning of period	60,687	21,342
Cash and cash equivalents, end of period	$351,217	$21,476

See accompanying Notes to Condensed Consolidated Financial Statements.

HEALTH CARE PROPERTY INVESTORS, INC.

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS

(1) Business

Health Care Property Investors, Inc. is a real estate investment trust (“REIT”) that, together with its consolidated entities (collectively, “HCP” or the “Company”), invests directly, or through joint ventures and mortgage loans, in healthcare related properties located throughout the United States.

(2) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission (“SEC”).

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

Revenue Recognition

Rental income from tenants is recognized in accordance with GAAP, including SEC Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). For leases with minimum scheduled rent increases, the Company recognizes income on a straight-line basis over the lease term when collectibility is reasonably assured. Recognizing rental income on a straight-line basis for leases results in recognized revenue exceeding amounts contractually due from tenants. Such cumulative excess amounts are included in other assets and were $50.2 million and $35.6 million, net of allowances, at June 30, 2007 and December 31, 2006, respectively. In the event the Company determines that collectibility of straight-line rents is not reasonably assured, the Company limits future recognition to amounts contractually owed, and, where appropriate, the Company establishes an allowance for estimated losses. Certain leases provide for additional rents based upon a percentage of the facility’s revenue in excess of specified base amounts or other thresholds. Such revenue is recognized when the related thresholds are achieved.

The Company monitors the liquidity and creditworthiness of its tenants and borrowers on an ongoing basis. The evaluation considers industry and economic conditions, property performance, security deposits and guarantees, and other matters. The Company establishes provisions and maintains an allowance for estimated losses resulting from the possible inability of its tenants and borrowers to make payments sufficient to recover recognized assets. For straight-line rent amounts, the Company’s assessment is based on income recoverable over the term of the lease. At June 30, 2007 and December 31, 2006, respectively, the Company had an allowance of $37.3 million and $29.7 million, included in other assets, as a result of the Company’s determination that collectibility is not reasonably assured for certain straight-line rent amounts.  The results for three and six months ended June 30, 2007, includes income of $6.0 million resulting from the Company’s change in estimate relating to the collectibility of straight-line rents due from Emeritus Corporation.

Loans Receivable

Loans receivable are classified as held-for-investment based on management’s intent and ability to hold the loans for the foreseeable future or to maturity. Loans held for investment are carried at amortized cost reduced by a valuation allowance for estimated credit losses. The Company recognizes interest income on loans, including the amortization of discounts and premiums, using the effective interest method.

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

The Company records acquired “above and below” market leases at their fair value using a discount rate which reflects the risks associated with the leases acquired, equal to the present value of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term for any below-market fixed rate renewal options for below-market leases. Other intangible assets acquired include amounts for in-place lease values that are based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods, market conditions, and costs to execute similar leases. In estimating carrying costs, the Company includes estimates of lost rentals at market rates during the hypothetical expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, the Company considers leasing commissions, legal and other related costs.

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

The Company computes depreciation on properties using the straight-line method over the assets’ estimated useful lives. Depreciation is discontinued when a property is identified as held for sale. Building and improvements are depreciated over useful lives ranging up to 45 years. Above and below market rent intangibles are amortized primarily to revenue over the remaining noncancellable lease terms and bargain renewal periods, if any. Other in-place lease intangibles are amortized to expense over the remaining lease term and bargain renewal periods, if any. At June 30, 2007 and December 31, 2006, lease intangible assets, net were $328.8 million and $380.6 million, respectively. At June 30, 2007 and December 31, 2006, lease intangible liabilities, net were $145.0 million and $134.1 million, respectively.

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

Restricted Cash

Restricted cash primarily consists of amounts held by mortgage lenders to provide for future real estate tax expenditures and tenant improvements, tenant capital improvement reserves and security deposits. At June 30, 2007 and December 31, 2006, restricted cash amounts were $22.2 million and $38.5 million, respectively, and are included in other assets.

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

Certain activities the Company undertakes must be conducted by entities which elect to be treated as taxable REIT subsidiaries (“TRSs”). TRSs are subject to both federal and state income taxes. For the six months ended June 30 2007, income taxes related to the Company’s TRSs were $1.0 million. Income taxes related to the Company’s TRS’s were insignificant for the six months ended June 30, 2006.

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

The Company, its partnerships and its taxable REIT subsidiaries file U.S. federal income tax returns and state income and franchise tax returns in over 40 state jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations by taxing authorities for years prior to 2003.  The Company’s policy is to recognize interest relating to unrecognized tax benefits in interest expense and related penalties as additional tax expense.  The Company has no unrecognized tax benefits, and there is no associated interest or penalty accrual at June 30, 2007.

Marketable Securities

The Company classifies its existing marketable equity and debt securities as available-for-sale in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Investment, (“SFAS No. 115”). These securities are carried at fair market value, with unrealized gains and losses reported in stockholders’ equity as a component of accumulated other comprehensive income. Gains or losses on securities sold are based on the specific identification method.  At June 30, 2007, the carrying value of equity securities was $16.4 million, which includes $0.2 million in unrealized gains and is included in other assets. During the six months ended June 30, 2007, the Company realized gains totaling $1.0 million related to the sale of various equity securities.  At June 30, 2007, the carrying value of debt securities was $294.3 million, which includes $19.3 million in unrealized gains and is included in other assets. During the six months ended June 30, 2007, the Company realized gains totaling $3.9 million related to the sale of $45.0 million of debt securities.  There were no sales of debt or equity securities during the six months ended June 30, 2006.

Capital Raising Issuance Costs

Costs incurred in connection with the issuance of both common and preferred shares are recorded as a reduction in additional paid-in capital. Costs incurred in connection with the issuance of debt are deferred and included in other assets and amortized to interest expense over the remaining term of the related debt.

Segment Reporting

The Company reports its consolidated financial statements in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”). The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by leasing activities. The Company’s segments include medical office buildings (“MOBs”) and triple-net leased properties.

Life Care Bonds Payable

Two of the Company’s continuing care retirement communities (“CCRCs”) issue non-interest bearing life care bonds payable to certain residents of the CCRCs. Generally, the bonds are refundable to the resident or to the resident’s estate upon termination or cancellation of the CCRC agreement. One of the Company’s other senior housing facilities requires that certain residents of the facility post non-interest bearing occupancy fee deposits that are refundable to the resident or the resident’s estate the earlier of the re-letting of the unit or after two years of vacancy. Proceeds from the issuance of new bonds are used to retire existing bonds. As the maturity of these obligations is not determinable, no interest is imputed. These amounts are included in other debt in the Company’s consolidated balance sheets.

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

(3) Acquisition of Slough Estates USA Inc.

On August 1, 2007, the Company closed its acquisition of Slough Estates USA Inc. (“SEUSA”) for aggregate consideration of approximately $2.9 billion, subject to certain adjustments. SEUSA’s portfolio is concentrated in the San Francisco Bay Area and San Diego County and comprises 83 existing properties representing approximately 5.2 million square feet of life science/pharma space.  In addition to the existing portfolio, SEUSA has an established development infrastructure and a pipeline currently comprised of 3.8 million square feet in the San Francisco Bay Area and San Diego County.

                In connection with the Company’s acquisition of SEUSA, the Company obtained from a syndicate of banks a bridge loan for $2.75 billion.

See Note 11 for additional information on the bridge loan.

(4) Mergers with CNL Retirement Properties, Inc. and CNL Retirement Corp.

On October 5, 2006, HCP acquired CNL Retirement Properties, Inc. (“CRP”). CRP was a REIT that invested primarily in senior housing and medical office buildings located across the United States. This transaction further diversified HCP’s portfolio by property type, geographic location and operator, and diversified HCP’s sources of revenues across the healthcare industry.

In connection with the CRP Merger, the Company incurred merger integration costs, such as employee transition costs and severance costs for certain former CRP employees.

Under the merger agreement with CRP, each share of CRP common stock was exchanged for $11.1293 in cash and 0.0865 of a share of HCP’s common stock, equivalent to approximately $2.9 billion in cash, and 22.8 million shares. Fractional shares were paid in cash. The Company financed the cash consideration paid to CRP stockholders and the expenses related to the transaction through a $1 billion offering of senior unsecured notes and a draw down under new term and bridge loan facilities and a new three-year revolving credit facility. As of January 22, 2007, the term and bridge facilities had been repaid with proceeds from the issuance of senior notes, secured debt and common stock, disposition of certain real estate properties and from real estate joint ventures.  Simultaneous with the closing of the merger with CRP, HCP also merged with CNL Retirement Corp. (“CRC”) for aggregate consideration of approximately $120 million, which included the issuance of 4.4 million shares of HCP common stock.

The allocation of the purchase price of $5.6 billion was based upon estimates and assumptions. The current allocations are substantially complete; however, there are certain items that may be subject to revision if additional information becomes available. The Company does not expect future revisions to have a significant impact on its financial position or results of operations.

The following unaudited pro forma consolidated results of operations assume that the acquisitions of CRP and CRC were completed as of January 1 for the three and six months ended June 30, 2006 (in thousands, except per share amounts):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Revenues	$223,985	$442,074
Net income	$19,271	$57,609
Basic earnings per common share	$0.09	$0.29
Diluted earnings per common share	$0.09	$0.29

Pro forma data may not be indicative of the results that would have been obtained had the acquisitions actually occurred at the beginning of each of the periods presented, nor does it intend to be a projection of future results.

(5) Acquisitions

A summary of acquisitions for the six months ended June 30, 2007, is as follows (in thousands):

	Consideration			Assets Acquired
			DownREIT		Net
Acquisitions (1)	Cash Paid	Real Estate	Units (2)	Real Estate	Intangibles
Medical office buildings	$124,811	$—	$93,887	$209,048	$9,650
Senior housing facilities	8,071	—	—	7,927	144
Hospitals	120,562	35,205	84,719	235,084	5,402
Other healthcare facilities	1,815	—	2,092	3,907	—
	$255,259	$35,205	$180,698	$455,966	$15,196

A summary of acquisitions during 2006, excluding the CRP and CRC acquisitions (Note 4) and consolidation of HCP Medical Office Portfolio, LLC (“HCP MOP”) (Note 8), is as follows (in thousands):

	Consideration				Assets Acquired
			Debt	DownREIT		Net
Acquisitions (1)	Cash Paid	Real Estate	Assumed	Units (2)	Real Estate	Intangibles
Medical office buildings	$141,449	$—	$11,928	$5,523	$147,522	$11,378
Senior housing facilities	222,275	16,600	68,819	—	299,970	7,724
Hospitals	41,490	—	—	—	40,661	829
Other healthcare facilities	36,070	—	—	—	33,306	2,764
	$441,284	$16,600	$80,747	$5,523	$521,459	$22,695

(1)                                  Includes transaction costs, if any.

(2)                                  Non-managing member LLC units.

During the six months ended June 30, 2007, the Company acquired properties aggregating $471 million, including the following significant acquisitions:

On January 31, 2007, the Company acquired three long-term acute care hospitals and received proceeds of $36 million in exchange for 11 skilled nursing facilities (“SNFs”) valued at approximately $77 million. The Company recognized a $47 million gains on the sale of these 11 SNFs. The three acquired properties have an initial lease term of ten years with two ten-year renewal options, and an initial contractual yield of 12% with escalators based on the lessee’s revenue growth. The acquired properties are included in a new master lease that contains 14 properties leased to the same operator.

On February 9, 2007, the Company acquired a medical campus that includes two hospital towers, six MOBs, and three parking garages for approximately $350 million, including non-managing member LLC units (“DownREIT units”) valued at $179 million. The initial yield on this campus is 7.2%.  As of June 30, 2007, the purchase price allocation is preliminary and is pending the receipt of information necessary to complete the valuation of certain tangible assets.

On February 28, 2007, the Company acquired three MOBs for $25 million from the Cirrus Group, LLC (“Cirrus”). The three medical office buildings include approximately 131,000 rentable square feet and have an initial yield of 8.2%.

(6) Dispositions of Real Estate Interests and Discontinued Operations

Dispositions of Real Estate.  During the six months ended June 30, 2007, the Company sold 47 properties for $392 million and recognized gains of approximately $106 million. During the six months ended June 30, 2006, the Company sold eight properties for proceeds of $28 million and recognized gains of approximately $11 million.

Dispositions of Real Estate Interests.  On January 5, 2007, the Company formed a senior housing joint venture (“HCP Ventures II”), which included 25 properties valued at $1.1 billion.  The 25 properties included in this joint venture were acquired in the Company’s acquisition of CRP and were classified as held for contribution within three months from the close of the CRP acquisition.  These assets were not depreciated or amortized and the value allocated to these assets was based on the disposition proceeds received.  No gain or loss was recognized for the sale of the Company’s 65% interest in this joint venture.

On April 30, 2007, the Company formed an MOB joint venture (“HCP Ventures IV”), which included 55 properties valued at approximately $585 million. Upon the disposition of an 80% in this venture, the Company recognized a gain of $10 million.  There were no sales of interests in joint ventures during the six months ended June 30, 2006.

Properties Held for Sale.  At June 30, 2007 and December 31, 2006, the number of assets held for sale was 47 and 36 with carrying amounts of $205 million and $490 million, respectively.

Properties Held for Contribution.  At December 31, 2006, the Company classified as held for contribution 25 senior housing assets and 52 MOB with an aggregate carrying value of $1.7 billion.  There were no assets classified as held for contribution at June 30, 2007.

The following table summarizes income from discontinued operations and the related realized gains on sales of real estate from discontinued operations for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Total revenues	$15,972	$22,570	$30,000	$46,775
Depreciation and amortization	(2,769)	(5,206)	(6,248)	(10,568)
Other costs and expenses	(1,407)	(145)	(4,637)	(387)
Operating income from discontinued operations	$11,796	$17,219	$19,115	$35,820

Gains on sales of real estate, net	$2,071	$2,282	$106,116	$10,873
Impairments	—	(4,711)	—	(4,711)
Gains on sales of real estate interest, net of impairments	$2,071	$(2,429)	$106,116	$6,162

Number of properties held for sale	47	144	47	144
Number of properties sold	20	2	47	8
Number of properties contributing to operating results from discontinued operations	67	146	94	152

See discussions of the HCP Ventures II and HCP Ventures IV transactions in Note 8.

(7) Net Investment in Direct Financing Leases

The components of net investment in DFLs consisted of the following at June 30, 2007 (dollars in thousands):

Minimum lease payments receivable	$1,486,315
Estimated residual values	515,470
Less unearned income	(1,319,609)
Net investment in direct financing leases	$682,176

Properties subject to direct financing leases	32

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

(8) Investments in and Advances to Unconsolidated Joint Ventures

The Company owns interests in the following entities which are accounted for under the equity method at June 30, 2007 (dollars in thousands):

Entity (1)	Investment(2)	Ownership
HCP Ventures II	$145,839	35%
HCP Ventures III, LLC	13,901	26%
HCP Ventures IV, LLC	47,581	20%
Arborwood Living Center, LLC(4)	888	45%
Greenleaf Living Centers, LLC(4)	424	45%
Suburban Properties, LLC	5,369	67%
Advances to unconsolidated joint ventures	902
	$214,904

Edgewood Assisted Living Center, LLC(3)(4)	$(422)	45%
Seminole Shores Living Center, LLC(3)(4)	(844)	50%
	$(1,266)

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

(4)                                  As of June 30, 2007, the Company has guaranteed in the aggregate $7.1 million of a total of $15.3 million of notes payable for these four joint ventures.

On October 27, 2006, the Company formed an MOB joint venture, HCP Ventures III, with an institutional capital partner. The joint venture includes 13 properties valued at $140 million and encumbered by $92 million of mortgage debt. Upon sale of a 70% interest in the venture, the Company received approximately $36 million in proceeds, including a one-time acquisition fee of $0.7 million. An effective 26% interest in the venture was retained, and the Company acts as the managing member, and will receive ongoing asset management fees.

On January 5, 2007, the Company formed a senior housing joint venture, HCP Ventures II, with an institutional capital partner. The joint venture includes 25 properties valued at $1.1 billion and encumbered by a $686 million secured debt facility. Upon the sale of a 65% interest in the venture, the Company received approximately $280 million in proceeds, including a one-time acquisition fee of $5.4 million. The acquisition fee of $5.4 million is included in investment management fee income for the six months ended June 30, 2007.  The Company acts as the managing member, and will receive ongoing asset management fees.

On April 30, 2007, the Company formed an MOB joint venture, HCP Ventures IV, with an institutional capital partner.  The joint venture included 55 properties valued at approximately $585 million and encumbered by $344 million of secured debt. Upon the sale of an 80% interest in the venture, the Company received proceeds of $196 million and recognized a gain of $10 million.  These proceeds include a one-time acquisition fee of $3 million, which is included in investment management fee income for the three and six months ended June 30, 2007. The Company acts as the managing member and will receive ongoing asset management fees.

On May 31, 2007, this joint venture acquired two MOBs valued at $23 million and concurrently placed $15 million of secured debt.  This acquisition was funded pro-rata by the Company and its joint venture partner.

Summarized unaudited condensed combined financial information for the Company’s unconsolidated joint ventures follows:

	June 30,	December 31,
	2007	2006
	(in thousands)
Real estate, net	$1,707,585	$150,206
Other assets, net	177,225	25,358
Total assets	$1,884,810	$175,564

Notes payable	$1,155,209	$116,805
Accounts payable	38,036	13,690
Other partners’ capital	502,806	32,549
HCP’s capital (1)	188,759	12,520
Total liabilities and partners’ capital	$1,884,810	$175,564

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006 (2)	2007	2006 (2)
	(In thousands)		(In thousands)
Total revenues	$42,607	$19,220	$85,032	$39,409
Discontinued operations	—	8,361	—	18,159
Net income	$2,330	$8,399	$8,466	$19,619
HCP’s equity income	$1,302	$2,714	$2,516	$6,536
Fees earned by HCP	$4,220	$943	$10,459	$1,997
Distributions received, net	$200,532	$1,135	$477,752	$5,623

(1)                                 Aggregate basis difference of the Company’s investments in these joint ventures of $24 million is primarily attributable to real estate and related intangible assets.

(2)                                 The amounts for the three and six months ended June 30, 2006, include the results of HCP MOP.

HCP Medical Office Portfolio, LLC

HCP MOP was a joint venture formed in June 2003 between the Company and an affiliate of General Electric Company (“GE”). HCP MOP was engaged in the acquisition, development and operation of MOB properties. Prior to November 30, 2006, the Company was the managing member and had a 33% ownership interest therein. On November 30, 2006, the Company acquired the interest held by GE for $141 million, which resulted in the consolidation of HCP MOP beginning on that date. The Company is now the sole owner of the venture and its 59 MOBs, which have approximately four million rentable square feet. Under the purchase method of accounting, the cost of the HCP MOP acquisition was allocated based on the relative fair values as of the date that the Company acquired each of its interests in HCP MOP. During the six months ended June 30, 2007, the Company revised its initial purchase price allocation of its acquired interest in HCP MOP, which resulted in the Company allocating an additional $43.0 million to land and reducing intangible assets by the same amount from its preliminary allocation at December 31, 2006.  The changes from the Company’s initial purchase price allocation did not have a significant impact in the Company’s results of operations during the six months ended June 30, 2007.

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

(9) Loans Receivable

Loans receivable, net consist of the following (in thousands):

	June 30, 2007			December 31, 2006
	Real Estate			Real Estate
	Secured	Other	Total	Secured	Other	Total
Joint venture partners	$—	$7,053	$7,053	$—	$7,054	$7,054
Others	122,829	73,682	196,511	121,482	69,624	191,106
Loan loss allowance	—	(417)	(417)	—	(1,680)	(1,680)
	$122,829	$80,318	$203,147	$121,482	$74,998	$196,480

Through the Company’s merger with CRP, it assumed an agreement to provide an affiliate of the Cirrus Group, LLC with an interest only, five-year, senior secured term loan under which up to $85.0 million may be borrowed to finance the acquisition, development, syndication and operation of new and existing surgical partnerships.  Certain of these surgical partnerships are tenants in the MOBs CRP acquired from Cirrus.  During the first 48 months of the term, which began in August 2005, interest will accrue at a rate of 14.0%, of which 9.5% will be payable monthly and the balance of 4.5% will be deferred; thereafter, interest at the greater of 14.0% or LIBOR plus 9.0% will be payable monthly.  The loan is subject to equity contribution requirements and borrower financial covenants that will dictate the draw down availability.  The loan is collateralized by all of the assets of the borrower (comprised primarily of interests in partnerships operating surgical facilities in premises leased from a Cirrus affiliate, HCP Ventures IV or the Company) and is guaranteed up to $50.0 million through a combination of (i) a personal guarantee of up to $13.0 million by a principal of Cirrus and (ii) a guarantee of the balance by other principals of Cirrus under arrangements for recourse limited only to their interests in certain entities owning real estate.  At June 30, 2007, the carrying value of this loan is $73.2 million, including accrued interest of $5.2 million.

 (10) Other Assets

The Company’s other assets consisted of the following:

	June 30, 2007	December 31, 2006
	(in thousands)
Available for sale debt securities	$294,286	$322,500
Available for sale equity securities	16,425	15,159
Restricted cash	22,249	38,504
Goodwill	51,746	51,746
Straight-line rent assets, net	50,214	35,582
Other	39,431	51,348
Total other assets	$474,351	$514,839

At December 31, 2006, the Company had $300 million senior secured notes from a healthcare provider. These notes accrue interest at 9.625%, mature on November 15, 2016, and are secured by second-priority liens on the assets of the issuer and its subsidiary guarantors. During the three months ended June 30, 2007, the Company sold notes with a par value of $45 million for proceeds of $49 million, which resulted in a gain of approximately $4 million.  At June 30, 2007, the notes are classified as available for sale with the fair value of the remaining senior secured notes of $274.3 million.

In April 2007, the Company purchased $20 million of senior secured notes from a different healthcare provider.  These notes accrue interest at 9.25% and mature on April 15, 2017. At June 30, 2007, the notes are classified as available for sale with a fair value of $20.0 million.

(11) Debt

Bank lines of credit, bridge and term loans. As of June 30, 2007, all amounts outstanding under the Company’s $1.0 billion, three-year line of credit facility were repaid.  In connection with the completion of the SEUSA acquisition, on August 1, 2007, the Company terminated its $1.0 billion line of credit facility and closed on a $2.75 billion bridge loan and a $1.5 billion revolving credit facility with a syndicate of banks.  In connection with the termination of the Company’s previous revolving credit facility, $6.2 million of unamortized deferred financing costs were written-off in August 2007.

The Company’s $1.5 billion revolving line of credit matures on August 1, 2011, and accrues interest at a rate per annum equal to LIBOR plus a margin ranging from 0.325% to 1.00%, depending upon the Company’s non-credit enhanced senior unsecured long-term debt ratings (“debt ratings”).  The Company pays a facility fee on the entire revolving commitment ranging from 0.10% to 0.25%, depending upon its debt ratings.  The revolving credit facility contains a negotiated rate option, whereby the lenders participating in the credit facility bid on the interest to be charged and which may result in a reduced interest rate, is available for up to 50% of borrowings. Based on the Company’s debt ratings on August 1, 2007 the margin on the revolving loan facility is 0.55% and the facility fee is 0.15%.

The Company’s bridge loan for $2.75 billion matures on July 31, 2008 and accrues interest at a rate per annum equal to LIBOR plus a margin ranging from 0.425% to 1.25%, depending upon the Company’s debt ratings.  Based on the Company’s debt ratings on August 1, 2007, the margin on the bridge loan facility is 0.70%. The bridge loan facility includes two 6-month extensions.

The revolving credit agreement contains certain financial restrictions and other customary requirements. Among other things, these covenants, using terms defined in the agreement, initially limit (i) Consolidated Total Indebtedness to Consolidated Total Asset Value to 75%, (ii) Secured Debt to Consolidated Total Asset Value to 30%, and (iii) Unsecured Debt to Consolidated Unencumbered Asset Value to 90%. The agreement also requires that the Company maintains (i) a Fixed Charge Coverage ratio, as defined, of 1.50 times and (ii) a formula-determined Minimum Consolidated Tangible Net Worth. These financial covenants become more restrictive over a period of approximately two years and ultimately (i) limit Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit Unsecured Debt to Consolidated Unencumbered Asset Value to 65%, and (iii) require a Fixed Charge Coverage ratio, as defined, of 1.75 times. As of June 30, 2007, the Company was in compliance with each of the restrictions and requirements of its former revolving credit facility.

On January 22, 2007, the Company repaid all amounts outstanding under a former $1.7 billion term loan with proceeds from capital market and joint venture transactions.

Senior unsecured notes. At June 30, 2007, the Company had $3.2 billion in aggregate principal of senior unsecured notes outstanding. Interest rates on the notes ranged from 4.88% to 7.07% with a weighted average effective rate of 6.10% at June 30, 2007. Discounts and premiums are amortized to interest expense over the term of the related debt.

On January 22, 2007, the Company issued $500 million of 6.00% senior unsecured notes due in 2017. The notes were priced at 99.323% of the principal amount for an effective yield of 6.09%. The Company received net proceeds of $493 million, which were used to repay its former term loan facility and reduce borrowings under its revolving credit facility.

The senior unsecured notes contain certain covenants including limitations on debt and other customary terms.

Mortgage debt. At June 30, 2007, the Company had $1.3 billion in mortgage debt secured by 194 healthcare facilities with a carrying amount of $2.8 billion. Interest rates on the mortgage notes ranged from 3.80% to 8.42% with a weighted average effective rate of 6.10% at June 30, 2007.

On April 27, 2007, in anticipation of the formation of HCP Ventures IV, $122 million of 10-year term mortgage notes were placed with an interest rate of 5.53%. The proceeds from the placement of these notes were used to repay borrowings under the Company’s revolving credit facility and for other general corporate purposes.

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

Other debt. At June 30, 2007, the Company had $108.5 million of non-interest bearing Life Care Bonds at two of its CCRCs and non-interest bearing occupancy fee deposits at another of its senior housing facilities, all of which were payable to certain residents of the facilities (collectively “Life Care Bonds”). At June 30, 2007, $36.6 million of the Life Care Bonds were refundable to the residents upon the resident moving out or to a resident’s estate upon the resident’s death, and $71.9 million of the Life Care Bonds were refundable after the unit has been successfully remarketed to a new resident.

(12) Stockholders’ Equity

Common Stock

During the six months ended June 30, 2007 and 2006, the Company issued 656,000 and 395,000 shares, respectively, of common stock under its Dividend Reinvestment and Stock Purchase Plan. The Company issued 37,000 and 287,000 shares upon exercise of stock options during the six months ended June 30, 2007 and 2006, respectively.

During the six months ended June 30, 2007 and 2006, the Company issued 138,000 and 100,000 shares of restricted stock, respectively, under the Company’s 2000 Stock Incentive Plan (the “Incentive Plan”). The Company also issued 109,000 and 117,000 shares upon the vesting of performance restricted stock units during the six months ended June 30, 2007 and 2006, respectively.

On January 19, 2007, the Company issued 6.8 million shares of its common stock and received net proceeds of approximately $261 million, which were used to repay borrowings under the Company’s term loan and revolving credit facilities.

On April 25, 2007, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.445 per share of common stock. The common stock cash dividend was paid on May 18, 2007 to stockholders of record as of the close of business on May 7, 2007.

On July 26, 2007, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.445 per share of common stock. The common stock cash dividend will be paid on August 21, 2007 to stockholders of record as of the close of business on August 6, 2007.

Preferred Stock

On April 25, 2007, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.45313 per share on its Series E cumulative redeemable preferred stock and $0.44375 per share on its Series F cumulative redeemable preferred stock. These dividends were paid on June 29, 2007 to stockholders of record as of the close of business on June 15, 2007.

On July 26, 2007, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.45313 per share on its Series E cumulative redeemable preferred stock and $0.44375 per share on its Series F cumulative redeemable preferred stock. These dividends will be paid on September 28, 2007 to stockholders of record as of the close of business on September 14, 2007.

Accumulated Other Comprehensive Income (“AOCI”)

	June 30, 2007	December 31, 2006
	(in thousands)
AOCI—unrealized gains on available for sale securities	$19,481	$24,536
AOCI—unrealized losses on cash flow hedges, net	(2,999)	(4,596)
Supplemental Executive Retirement Plan (“SERP”) minimum liability	(2,164)	(2,215)
	$14,318	$17,725

(13) Operator Concentration

Sunrise Senior Living (NYSE:SRZ) (“Sunrise”) accounted for 14.8% of the Company’s revenue for the six months ended June 30, 2007. The carrying amount of the Company’s real estate assets and direct financing leases operated by Sunrise was $2.2 billion at June 30, 2007. Prior to the Company’s merger with CRP on October 5, 2006, Sunrise was not an operator of any of the Company’s properties.

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

(14) Impairments

During the three and six months ended June 30, 2007, no properties were deemed to be impaired. During the three months ended June 30, 2006, three properties were deemed impaired resulting in impairment charges of $4.7 million. Impairment charges principally arose as a result of an assessment of the planned near-term disposition of two properties and a decrease in expected cash flows from a third property.

(15) Segment Disclosures

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

Summary information for the reportable segments follows (in thousands):

For the three months ended June 30, 2007:

Segments	Rental and Related Revenues	Income From DFLs	Investment Management Fees	Interest and Other	Total Revenues	NOI(1)
Triple-net leased:
Hospital	$35,166	$—	$—	$1,625	$36,791	$35,166
Skilled nursing	10,968	—	—	558	11,526	10,944
Senior housing	69,886	15,215	799	564	86,464	66,920
Other healthcare facilities	6,639	—	—	—	6,639	5,157
Total triple-net leased	$122,659	$15,215	$799	$2,747	$141,420	$118,187
Medical office building	81,921	—	3,421	—	85,342	47,444
Non-segment revenues	—	—	—	15,985	15,985	—
Total	$204,580	$15,215	$4,220	$18,732	$242,747	$165,631

For the three months ended June 30, 2006:

Segments	Rental and Related Revenues	Investment Management Fees	Interest and Other	Total Revenues	NOI(1)
Triple-net leased:
Hospital	$24,887	$—	$1,596	$26,483	$24,887
Skilled nursing	10,187	—	567	10,754	10,182
Senior housing	27,180	—	528	27,708	24,498
Other healthcare	6,442	—	—	6,442	5,089
Total triple-net leased	$68,696	$—	$2,691	$71,387	$64,656
Medical office building	41,198	943	—	42,141	26,095
Non-segment revenues	—	—	2,704	2,704	—
Total	$109,894	$943	$5,395	$116,232	$90,751

For the six months ended June 30, 2007:

Segments	Rental and Related Revenues	Income From DFLs	Investment Management Fees	Interest and Other	Total Revenues	NOI(1)
Triple-net leased:
Hospital	$62,579	$—	$—	$3,251	$65,830	$62,449
Skilled nursing	21,547	—	—	1,118	22,665	21,497
Senior housing	138,225	30,205	6,964	1,145	176,539	130,645
Other healthcare facilities	14,304	—	—	—	14,304	11,178
Total triple-net leased	$236,655	$30,205	$6,964	$5,514	$279,338	$225,769
Medical office building	171,291	—	3,495	—	174,786	100,827
Non-segment revenues	—	—	—	29,433	29,433	—
Total	$407,946	$30,205	$10,459	$34,947	$483,557	$326,596

For the six months ended June 30, 2006:

Segments	Rental and Related Revenues	Investment Management Fees	Interest and Other	Total Revenues	NOI(1)
Triple-net leased:
Hospital	$44,397	$—	$3,295	$47,692	$44,397
Skilled nursing	20,225	—	1,136	21,361	20,209
Senior housing	52,924	—	1,022	53,946	47,230
Other healthcare	12,391	—	—	12,391	9,774
Total triple-net leased	$129,937	$—	$5,453	$135,390	$121,610
Medical office building	79,210	1,997	—	81,207	50,948
Non-segment revenues	—	—	13,631	13,631	—
Total	$209,147	$1,997	$19,084	$230,228	$172,558

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

The following is a reconciliation from NOI to reported net income, a financial measure under GAAP (in thousands):

	Three Months Ended June 30,		Six ,Months Ended June 30,
	2007	2006	2007	2006
Net operating income from continuing operations	$165,631	$90,751	$326,596	$172,558
Income from DFLs	15,215	—	30,205	—
Investment management fee income	4,220	943	10,459	1,997
Interest and other income	18,732	5,395	34,947	19,084
Interest expense	(72,359)	(33,485)	(151,337)	(65,418)
Depreciation and amortization	(60,434)	(26,975)	(121,328)	(52,469)
General and administrative	(18,292)	(8,396)	(38,884)	(16,868)
Equity income from unconsolidated joint ventures	1,302	2,714	2,516	6,536
Gains on sale of real estate interest, net	10,141	—	10,141	—
Minority interests’ share of earnings	(6,739)	(4,170)	(11,974)	(7,947)
Total discontinued operations	13,867	14,790	125,231	41,982
Net income	$71,284	$41,567	$216,572	$99,455

The Company’s total assets by segment were (in thousands):

Segments	June 30, 2007	December 31, 2006
Triple-net leased facilities:
Senior housing facilities	$4,359,987	$5,919,517
Hospitals	1,120,776	951,548
Skilled nursing facilities	324,918	336,494
Other healthcare facilities	224,705	264,298
Total triple-net leased assets	$6,030,386	$7,471,857
Medical office building facilities	2,185,784	2,438,607
Gross segment assets	8,216,170	9,910,464
Accumulated depreciation and amortization	(701,576)	(660,670)
Net segment assets	7,514,594	9,249,794
Non-segment assets	1,364,732	762,955
Total assets	$8,879,326	$10,012,749

(16) Supplemental Cash Flow

Supplemental Cash Flow Information

	Six Months Ended June 30
	2007	2006
	(in thousands)
Interest paid, net of capitalized interest and other	$141,131	$65,267
Taxes paid	219	11
Non-cash transactions:
Capitalized interest	173	361
Mortgages assumed with real estate acquisitions	—	73,321
Real estate exchanged in real estate acquisitions	35,205	—
Non-managing member units issued in connection with acquisitions	180,698	5,523
Restricted stock issued	138	100
Performance restricted stock units vesting	109	117
Restricted stock cancellations	(25)	(27)
Unrealized gains on available for sale securities and derivatives designated as cash flow hedges	738	1,162
Conversion of non-managing member units into common stock	3,477	135

(17) Earnings Per Share of Common Stock

The Company computes earnings per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per common share is computed by dividing net income applicable to common shares by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is calculated including the effect of dilutive securities. Approximately 0.6 million and 2.1 million options to purchase shares of common stock during the three months ended June 30, 2007 and 2006, respectively, were not included because they are not dilutive. Additionally, 10.1 million shares issuable upon conversion of 7.6 million non-managing member units during the three months ended June 30, 2007, and 6.1 million shares issuable upon conversion of 3.6 million non-managing member units during the three months ended June 30, 2006, were not included because they are not dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands, except per share data)		(in thousands, except per share data)
Numerator
Income from continuing operations	$57,417	$26,777	$91,341	$57,473
Preferred stock dividends	(5,283)	(5,283)	(10,566)	(10,566)
Income from continuing operations applicable to common shares	52,134	21,494	80,775	46,907
Discontinued operations	13,867	14,790	125,231	41,982
Net income applicable to common shares for basic and diluted earnings per share	$66,001	$36,284	$206,006	$88,889
Denominator
Basic weighted average common shares	205,755	136,484	204,882	136,262
Dilutive stock options and restricted stock	1,269	708	1,588	762
Diluted weighted average common shares	207,024	137,192	206,470	137,024
Basic earnings per common share
Income from continuing operations	$0.25	$0.16	$0.39	$0.34
Discontinued operations	0.07	0.11	0.62	0.31
Net income applicable to common shares	$0.32	$0.27	$1.01	$0.65
Diluted earnings per common share
Income from continuing operations	$0.25	$0.16	$0.39	$0.34
Discontinued operations	0.07	0.10	0.61	0.31
Net income applicable to common shares	$0.32	$0.26	$1.00	$0.65

(18) Derivative Financial Instruments

In July 2005, the Company entered into three interest-rate swap contracts that are designated as hedging the variability in expected cash flows for variable rate debt assumed in connection with the acquisition of a portfolio of real estate assets in July 2005. The cash flow hedges have a notional amount of $45.6 million and expire in July 2020. The fair value of these contracts at June 30, 2007, was $1.0 million and is included in other assets. For the six months ended June 30, 2007, the Company recognized increased interest expense of $33,000 attributable to the contracts. The Company determined that these swap agreements were highly effective in offsetting future variable-interest cash flows related to the assumed mortgages. The effective portion of gains and losses on these contracts is recognized in accumulated other comprehensive income (loss) whereas the ineffective portion is recognized in earnings. During the six months ended June 30, 2007 and 2006, there was no ineffective portion related to these hedges.

(19) Commitments and Contingencies

From time to time, the Company is a party to legal proceedings, lawsuits and other claims that arise in the ordinary course of the Company’s business.  Regardless of their merits, these matters may force the Company to expend significant financial resources.  Except as described below, the Company is not aware of any legal proceedings or claims that it believes may have, individually or taken together, a material adverse effect on the Company’s business, prospects, financial condition or results of operations. The Company’s policy is to accrue legal expenses as they are incurred.

On May 3, 2007, Ventas, Inc. filed a complaint against the Company in the United States District Court for the Western District of Kentucky, asserting claims of tortious interference with contract and tortious interference with prospective business advantage.  The complaint alleges, among other things, that the Company interfered with Ventas’ purchase agreement with Sunrise Senior Living Real Estate Investment Trust (“Sunrise REIT”); that the Company interfered with Ventas’ prospective business advantage in connection with the Sunrise REIT transaction; and that the Company’s actions caused Ventas to suffer damages, including the payment of over $100 million in additional consideration to acquire the Sunrise REIT assets.  Ventas is seeking monetary relief, including compensatory and punitive damages, against the Company.  On July 2, 2007, the Company filed its answer to Ventas’ complaint and a motion to dismiss the complaint in its entirety.  The Company believes that Ventas’ claims are without merit and intends to vigorously defend against Ventas’ lawsuit.  The Company expects that defending its interests in this matter will require it to expend significant funds.  The Company is unable to estimate the ultimate aggregate amount of monetary liability or financial impact with respect to this matter as of June 30, 2007.

State of California Senate Bill 1953.   One of the Company’s properties located in Tarzana, California is affected by State of California Senate Bill 1953 (SB 1953), which requires certain seismic safety building standards for acute care hospital facilities. This hospital is operated by Tenet under a lease expiring in February 2009. The Company is currently reviewing the SB 1953 compliance of this hospital, multiple plans of action to cause such compliance, the estimated time for completing the same, and the cost of performing necessary retrofitting of the property. HCP cannot currently estimate the retrofitting costs that will need to be incurred prior to 2013 in order to make the facility SB 1953-compliant through 2030, and the final allocation of any retrofitting costs between the Company and Tenet. Rent on the hospital for the six months ended June 30, 2007 was $4.4 million and for the year ended December 31, 2006, was $10.8 million. The carrying amount was $72.8 million at June 30, 2007.

Master Trust Liabilities.   Certain residents of two of the Company’s senior housing facilities have entered into a master trust agreement with the operator of the facilities whereby amounts paid upfront by such residents were deposited into a trust account. These funds were then made available to the senior housing operator in the form of a non-interest bearing loan to provide permanent financing for the related communities. The operator of the senior housing facility is the borrower under these arrangements; however, two of the Company’s properties are collateral under the master trust agreements. As of June 30, 2007, the remaining obligation under the master trust agreements for these two properties is $14.6 million. The Company’s property is released as collateral as the master trust liabilities are extinguished.

Credit Enhancement Guarantee.    Certain of the Company’s senior housing facilities are collateral for $142 million of debt (maturing May 1, 2025) that is owed by a previous owner of the facilities.  The Company’s obligation under such indebtedness is guaranteed by the debtor who has an investment grade credit rating.  These senior housing facilities, which are classified as DFLs, were acquired in the Company’s merger with CRP.  As of June 30, 2007, the facilities have a carrying value of $341 million.

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

(20)  Subsequent Events

On July 12, 2007, the Company received $44 million in proceeds, including $4 million in excess of the carrying value, upon the early repayment of a secured loan receivable due December 28, 2015. This loan was secured by a hospital in Texas and carried an interest rate of 8.75% per annum.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Language Regarding Forward-looking Statements

Statements in this Quarterly Report that are not historical factual statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The statements include, among other things, statements regarding the intent, belief or expectations of Health Care Property Investors, Inc. and its officers and can be identified by the use of terminology such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “should” and other comparable terms or the negative thereof. In addition, we, through our senior management, from time to time make forward-looking oral and written public statements concerning our expected future operations and other developments. Readers are cautioned that, while forward-looking statements reflect our good faith belief and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties. Actual results may differ materially from the expectations contained in the forward-looking statements as a result of various factors. In addition to the factors set forth under “Part I, Item 1A - Risk Factors” in the Company’s Annual Report and under “Part II, Item 1A — Risk Factors” in this Quarterly Report, readers should consider the following:

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

j)                 The financial, legal and regulatory difficulties of significant operators of our properties, including Sunrise Senior Living; and

k)              The potential impact of existing and future litigation matters.

Readers should consider that many of these risks and uncertainties are also applicable to Slough Estates USA Inc. (“SEUSA”) and its business and any forward-looking statements made by or with respect to SEUSA or its business. We acquired SEUSA on August 1, 2007.  Additional risks and uncertainties to which our forward-looking statements are subject include our ability to integrate the SEUSA business and to achieve expected synergies, operating efficiencies and other benefits within expected time-frames or at all, or within expected cost projections, and to preserve the goodwill of the acquired businesses, as well as our ability to obtain financing necessary to consummate the acquisition on favorable terms.

Executive Summary

Health Care Property Investors, Inc. is a real estate investment trust (“REIT”) that, together with its consolidated entities, invests directly, or through joint ventures and mortgage loans, in healthcare related properties primarily located throughout the United States.   We develop, acquire, and manage healthcare real estate and provide mortgage financing to healthcare providers. We invest directly, often structuring sale-leaseback transactions, and through joint ventures. At June 30, 2007, our real estate portfolio, excluding assets held for sale but including assets held through joint ventures and mortgage loans, consisted of interests in 675 facilities.

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

Our strategy contemplates acquiring and developing properties on favorable terms. We attempt to structure transactions that are tax-advantaged and mitigate risks in our underwriting process. Generally, we prefer larger, more complex private transactions that leverage our management team’s experience and our infrastructure. During the six months ended June 30, 2007, we made gross investments of $547 million. These investments had an average first year yield on cost of 8.3%.

We follow a disciplined approach to enhancing the value of our existing portfolio, including the ongoing evaluation of properties that no longer fit our strategy for potential disposition.  During the six months ended June 30, 2007, we sold 47 properties for $392 million and debt and equity securities for $53 million.  At June 30, 2007, we had 47 properties with a carrying amount of $205 million classified as held for sale.

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

Access to external capital on favorable terms is critical to the success of our strategy. We attempt to match the long-term duration of our leases with long-term fixed rate financing. At June 30, 2007, 11% of our consolidated debt is at variable interest rates. We intend to maintain an investment grade rating on our fixed income securities and manage various capital ratios and amounts within appropriate parameters. As of July 30, 2007, our senior debt is rated BBB by Fitch Ratings, Baa3 by Moody’s Investors Service, and BBB by Standard & Poor’s Ratings Group.

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

2007 Overview

Acquisition of Slough Estates USA Inc.

On August 1, 2007, we closed our acquisition of Slough Estates USA, Inc. (“SEUSA”) for aggregate consideration of approximately $2.9 billion, subject to certain adjustments. SEUSA’s portfolio is concentrated in the San Francisco Bay Area and San Diego County and comprises 83 existing properties representing approximately 5.2 million square feet of life science/pharma space.  In addition to the existing portfolio, SEUSA has an established development infrastructure and a pipeline currently comprised of 3.8 million square feet in the San Francisco Bay Area and San Diego County.

Investment Transactions

During the three months ended June 30, 2007, we made investments of $98 million with an average yield of 8.5%, which included $72 million of real estate interests and $26 million of debt and equity securities.  Our investments for the six months ended June 30, 2007, aggregated to $547 million with an average yield of 8.3%, and were made in the following healthcare sectors: (i) 48% MOBs, (ii) 48% hospitals, (iii) 2% senior housing and (iv) 2% other healthcare facilities, including the following:

•                  On January 31, 2007, we acquired three long-term acute care hospitals and received proceeds of $36 million in exchange for 11 skilled nursing facilities valued at $77 million. We recognized a $47 million gain on the sale of these 11 Skilled Nursing Facilities (“SNFs”). The three acquired properties have an initial lease term of ten years, with two ten-year renewal options, and an initial contractual yield of 12% with escalators based on the lessee’s revenue growth.  The acquired properties are included in a new master lease that contains 14 properties leased to the same operator.

•                  On February 9, 2007, we acquired the Medical City Dallas campus, which includes two hospital towers, six MOBs, and three parking garages, for approximately $350 million, including non-managing member LLC units (“DownREIT units”) valued at $179 million. The initial yield on this campus is approximately 7.2%.

•                  On February 28, 2007, we acquired three MOBs for $25 million from the Cirrus Group, LLC. The three MOBs include approximately 131,000 rentable square feet and have an initial yield of 8.2%.

During the three months ended June 30, 2007, we sold investments valued at $236 million, which included the sale of 20 properties for $187 million and the sale of debt securities for $49 million. Our sales for the six months ended June 30, 2007, aggregated $445 million, and were made from the following healthcare sectors: (i) 53% senior housing, (ii) 29% skilled nursing facilities, (iii) 11% hospitals, and (iii) 7% other healthcare facilities.

For the three and six months ended June 30, 2007, we recognized gains from sales of real estate of $2 million and $106 million, respectively. For the three and six months ended June 30, 2007, we recognized gains from sales of debt and equity securities of $4 million and $5 million, respectively.

Joint Venture Transactions

On January 5, 2007, we formed a senior housing joint venture, HCP Ventures II, with an institutional capital partner.  The joint venture includes 25 properties valued at $1.1 billion and encumbered by a $686 million secured debt facility. Upon the sale of a 65% interest, we received approximately $280 million in proceeds, including a one-time acquisition fee of $5.4 million.  We act as the managing member, and receive ongoing asset management fees.

On Aril 27, 2007, in anticipation of the formation of HCP Ventures IV, LLC (“HCP Ventures IV”), we placed $122 million of 10-year term mortgage notes with an interest rate of 5.53%. The proceeds these notes were used to repay borrowings under our revolving credit facility and for other general corporate purposes.

On April 30, 2007, we formed an MOB joint venture, HCP Ventures IV, with an institutional capital partner.  The joint venture includes 55 properties valued at approximately $585 million and encumbered by $344 million of secured debt. Upon the sale of an 80% interest in the venture, we received proceeds of $196 million and recognized a gain of $10 million.  These proceeds include a one-time acquisition fee of $3 million. We act as the managing member and will receive ongoing asset management fees.

On May 31, 2007, HCP Ventures IV acquired two MOBs valued at $23 million and concurrently placed $15 million of secured debt. This acquisition was funded pro-rata by us and our joint venture partner.

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

On August 1, 2007, in connection with the completion of the SEUSA acquisition, we closed on a 364-day $2.75 billion bridge loan and a four-year $1.5 billion revolving credit facility with a syndicate of banks.  The facilities contain covenants similar to those contained in our previous revolving credit agreement, including leverage ratios, a secured debt ratio, an unsecured debt ratio, a fixed charge coverage ratio and a minimum net worth test.

Other Events

On July 26, 2007, our Board of Directors declared a quarterly common stock cash dividend of $0.445 per share. The common stock dividend will be paid on August 21, 2007, to stockholders of record as of the close of business on August 6, 2007.

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

Results of Operations

We completed our acquisition of CNL Retirement Properties, Inc. (“CRP”) on October 5, 2006 and the interest held by an affiliate of General Electric in HCP Medical Office Properties (“HCP MOP”) on November 30, 2006.  The results of operations resulting from these acquisitions are reflected in our consolidated financial statements from those dates.  Our financial results for the three and six months ended 2007 and 2006 are summarized as follows:

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Rental and other revenue.  MOB rental revenue increased 99% or $40.7 million to $81.9 million for the three months ended June 30, 2007. Approximately $17.2 million of the increase relates to MOBs acquired in the CRP merger and $19.9 million relates to the consolidation of HCP MOP. The remaining increase in MOB rental income primarily relates to the additive effect of our MOB acquisitions in 2007 and 2006.

Triple-net leased rental revenues increased 79% or $54.0 million to $122.7 million for the three months ended June 30, 2007. Approximately $38.4 million of the increase relates to properties acquired in the CRP merger. The remaining increase in triple-net lease rental revenue of $15.6 million primarily relates to rent escalations and resets, and the additive effect of our other acquisitions in 2007 and 2006, as detailed below:

	Triple-net lease rental revenue resulting from 2006 and 2007 acquisitions— for the three months ended June 30,
Property Type	2007	2006	Change
	(in thousands)
Senior housing facilities	$6,341	$1,194	$5,147
Hospitals	8,837	—	8,837
Other healthcare facilities	1,538	740	798
Total	$16,716	$1,934	$14,782

Additionally, included in triple-net lease rental revenues are facility-level operating revenues for five senior housing properties that were previously leased on a triple-net basis. Periodically tenants default on their leases, which cause us to take temporary possession of the operations of the facility. We contract with third-party managers to manage these properties until a replacement tenant can be identified or the property can be sold. The operating revenues and expenses for these properties are included in triple-net lease rental revenues and operating expenses, respectively. The increase in reported revenues for these facilities of $0.6 million to $2.8 million for the quarter ended June 30, 2007, was primarily due to an increase in overall occupancy of such properties.

Earned income from direct financing leases.   Earned income from direct financing leases of $15.2 million relates to 32 leased properties acquired from CRP, which are accounted for using the direct financing method. At June 30, 2007, these leased properties had a carrying value of $682 million and accrue interest at a weighted average rate of 9.0%.

Investment management fee income.   Investment management fee income increased by $3.3 million to $4.2 million for the three months ended June 30, 2007. The increase is primarily due to the acquisition fee earned from HCP Ventures IV of $3.0 million on April 30, 2007.

Interest and other income.   Interest and other income increased $13.3 million to $18.7 million for the three months ended June 30, 2007. The increase was primarily related to $6.9 million of interest income from $275 million investments in senior secured notes receivable, which accrue interest at a rate ranging from 9.25% to 9.625%, and $2.6 million of interest income from a $68 million loan acquired in the CRP merger, which accrues interest at a rate of 14%.

Interest expense.   Interest expense increased $38.9 million to $72.4 million for the three months ended June 30, 2007.  Approximately $11.5 million of the increase was due to the assumption of CRP’s outstanding debt on October 5, 2006, and $29.2 million from the issuance of an aggregate of $1.9 billion of senior unsecured notes in September 2006, December 2006 and January 2007.  The increases were offset by repayment of the outstanding balance under our revolving line of credit and the repayment of $120 million of senior unsecured notes in October 2006.

The table below sets forth information with respect to our debt as of June 30, 2007 and 2006:

	As of June 30,
	2007	2006
	(dollars in thousands)
Balance:
Fixed rate	$4,085,852	$1,894,991
Variable rate	519,649	301,500
Total	$4,605,501	$2,196,491
Percent of total debt:
Fixed rate	89%	86%
Variable rate	11%	14%
Total	100%	100%
Weighted average interest rate at end of period:
Fixed rate	6.12%	6.10%
Variable rate	5.98%	5.75%
Total weighted average rate	6.10%	6.06%

Depreciation and amortization.  Depreciation and amortization expense increased $33.5 million to $60.4 million for the three months ended June 30, 2007. Approximately $23.3 million of the increase relates to properties acquired in the CRP merger and $5.0 million relates to the consolidation of HCP MOP. The remaining increase in depreciation and amortization primarily relates to the additive effect of our other acquisitions in 2007 and 2006.

Operating expenses.   Operating costs increased $19.8 million to $38.9 million for the three months ended June 30, 2007. Approximately $7.0 million of the increase relates to properties acquired in the CRP merger and $9.3 million relates to the consolidation of HCP MOP. Operating costs are predominantly related to MOB properties that are leased under gross or modified gross lease agreements where we share certain costs with tenants. Accordingly, the number of properties in our MOB portfolio directly impacts operating costs. The remaining increase in operating expenses of $3.5 million primarily relates to the effect of our other property acquisitions in 2007 and 2006.

Additionally, included in operating expenses are facility-level operating expenses for five senior housing properties that were previously leased on a triple-net basis. Periodically tenants default on their leases, which cause us to take temporary possession of the operations of the facility. We contract with third-party managers to manage these properties until a replacement tenant can be identified or the property can be sold. The operating revenues and expenses for these properties are included in triple-net lease rental revenues and operating expenses, respectively. The increase in reported operating expenses for these facilities of $0.3 million to $2.9 million for the three months ended June 30, 2007, was primarily due to an increase in the overall occupancy of such properties.

General and administrative expenses.   General and administrative expenses increased $9.9 million to $18.3 million for the three months ended June 30, 2007. The increase is primarily due to higher compensation-related expenses of approximately $3.8 million resulting from an increase in the number of full-time employees, $1.7 million in merger and integration-related expenses associated with the CNL Retirement Corp. (“CRC”) and CRP mergers, $0.4 million in federal and state taxes, and various other items including legal expenses. We expect to incur integration costs associated with the CRP merger and our acquisition of SEUSA through the remainder of 2007.

The presentation of expenses as general and administrative or operating expenses is based on the underlying nature of the expense. Periodically, we review the classification of expenses between categories and make revisions based on changes in the underlying nature of the expense.

Equity income.   For the three months ended June 30, 2007, equity income decreased by $1.4 million to $1.3 million.  This decrease is primarily due to our consolidation of HCP MOP partially offset by equity income from Ventures II, III, and IV as described below.  Equity income from HCP MOP for the three months ended June 30, 2006 was $2.7 million.

On October 27, 2006, we formed HCP Ventures III, LLC (“HCP Ventures III”), an MOB joint venture with an institutional capital partner, with 13 of our previously 85% owned properties. Beginning on October 27, 2006, HCP Ventures III, in which we retained an effective 26% interest, has been accounted for as an equity method investment.  On January 5, 2007, we formed HCP Ventures II a senior housing joint venture with an institutional capital partner. The joint venture includes 25 properties and we retained a 35% interest in the venture. Beginning on January 5, 2007, HCP Ventures II has been accounted for as an equity method investment.

On April 30, 2007, we formed HCP Ventures IV, LLC (“HCP Ventures IV”) a MOB joint venture with an institutional capital partner, with 55 properties. Beginning on April 30, 2007, HCP Ventures IV, in which we retained a 20% interest, has been accounted for as an equity method investment. The combined equity income from HCP Ventures II, III and IV was $1.2 million for the three months ended June 30, 2007.

Gain on sale of real estate interests, net.   On April 30, 2007, we sold an 80% interest in HCP Ventures IV, which resulted in a gain of $10 million.  There were no interests in joint ventures sold during the three months ended June 30, 2006.

Discontinued operations.   Income from discontinued operations for the three months ended June 30, 2007, was $13.9 million compared to $14.8 million for the comparable period in the prior year. The decrease is primarily due the number of properties included in discontinued operations. Discontinued operations for the three months ended June 30, 2007, includes the results of 67 properties compared to 146 properties for the three months ended June 30, 2006.   Included in operating income during the three months ended June 30, 2007, was $6.0 million of rental income we recognized, resulting from a change in estimate related to the collectibility of straight-line rental income from Emeritus Corporation.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Rental and other revenue.  MOB rental revenue increased 116% or $92.1 million to $171.3 million for the six months ended June 30, 2007. Approximately $44.6 million of the increase relates to MOBs acquired in the CRP merger and $39.2 million relates to the consolidation of HCP MOP. The remaining increase in MOB rental income primarily relates to the additive effect or our MOB acquisitions in 2007 and 2006.

Triple-net leased rental revenues increased 82% or $106.7 million to $236.7 million for the six months ended June 30, 2007. Approximately $76.8 million of the increase relates to properties acquired in the CRP merger. The remaining increase in triple-net lease rental revenue of $29.9 million primarily relates to rent escalations and resets, and the additive effect of our other acquisitions in 2007 and 2006, as detailed below:

	Triple-net lease rental revenue resulting from 2006 and 2007 acquisitions— for the six months ended June 30,
Property Type	2007	2006	Change
	(in thousands)
Senior housing facilities	$12,544	$1,380	$11,164
Hospitals	13,479	—	13,479
Other healthcare facilities	3,358	1,095	2,263
Total	$29,381	$2,475	$26,906

Additionally, included in triple-net lease rental revenues are facility-level operating revenues for five senior housing properties that were previously leased on a triple-net basis. Periodically tenants default on their leases, which cause us to take temporary possession of the operations of the facility. We contract with third-party managers to manage these properties until a replacement tenant can be identified or the property can be sold. The operating revenues and expenses for these properties are included in triple-net lease rental revenues and operating expenses, respectively. The increase in reported revenues for these facilities of $1.1 million to $5.6 million for the six months ended June 30, 2007, was primarily due to an increase in overall occupancy of such properties.

Earned income from direct financing leases.   Earned income from direct financing leases of $30.2 million relates to 32 leased properties acquired from CRP, which are accounted for using the direct financing method. At June 30, 2007, these leased properties had a carrying value of $682 million and accrue interest at a weighted average rate of 9.0%.

Investment management fee income.   Management and other fee income increased $8.5 million to $10.5 million for the six months ended June 30, 2007. The increase is primarily due to the acquisition fee earned from HCP Ventures II of $5.4 million on January 5, 2007 and HCP Ventures IV of $3.0 million on April 30, 2007.

Interest and other income.   Interest and other income increased 83% or $15.9 million to $34.9 million for the six months ended June 30, 2007. The increase was primarily related to $14.1 million of interest income from an aggregate investment of $275 million in senior secured notes receivable, which accrue interest at a rate ranging from 9.25% to 9.625%, and $5.0 million of interest income from a $68 million loan acquired in the CRP merger, which accrues interest at a rate of 14%.

Interest expense.   Interest expense increased 131% or $85.9 million to $151.3 million for the six months ended June 30, 2007. Approximately $25.1 million of the increase was due to the assumption of $1.3 billion of CRP’s outstanding debt on October 5, 2006, and $56.5 million from the issuance of an aggregate of $1.9 billion of senior unsecured notes in September 2006, December 2006 and January 2007. The increases were offset by repayment of the outstanding balance under our revolving line of credit and the repayment of $255 million of senior unsecured notes in February and October 2006.

The table below sets forth information with respect to our debt as of June 30, 2007 and 2006:

	As of June 30,
	2007	2006
	(dollars in thousands)
Balance:
Fixed rate	$4,085,852	$1,894,991
Variable rate	519,649	301,500
Total	$4,605,501	$2,196,491
Percent of total debt:
Fixed rate	89%	86%
Variable rate	11%	14%
Total	100%	100%
Weighted average interest rate at end of period:
Fixed rate	6.12%	6.10%
Variable rate	5.98%	5.75%
Total weighted average rate	6.10%	6.06%

Depreciation and amortization.   Depreciation and amortization expense increased 131% or $68.9 million to $121.3 million for the six months ended June 30, 2007. Approximately $49.9 million of the increase relates to properties acquired in the CRP merger and $10.0 million relates to the consolidation of HCP MOP. The remaining increase in depreciation and amortization primarily relates to the additive effect of our other acquisitions in 2007 and 2006.

Operating expenses.   Operating costs increased 122% or $44.8 million to $81.4 million for the six months ended June 30, 2007. Approximately $17.4 million of the increase relates to properties acquired in the CRP merger and $18.8 million relates to the consolidation of HCP MOP. Operating costs are predominantly related to MOB properties that are leased under gross or modified gross lease agreements where we share certain costs with tenants. Accordingly, the number of properties in our MOB portfolio directly impacts operating costs. The remaining increase in operating expenses of $8.6 million primarily relates to the effect of our other property acquisitions in 2007 and 2006.

Additionally, included in operating expenses are facility-level operating expenses for five senior housing properties that were previously leased on a triple-net basis. Periodically tenants default on their leases, which cause us to take temporary possession of the operations of the facility. We contract with third-party managers to manage these properties until a replacement tenant can be identified or the property can be sold. The operating revenues and expenses for these properties are included in triple-net lease rental revenues and operating expenses, respectively. The increase in reported operating expenses for these facilities of $0.7 million to $6.0 million for the six months ended June 30, 2007, was primarily due to an increase in the overall occupancy of such properties.

General and administrative expenses.   General and administrative expenses increased 131% or $22.0 million to $38.9 million for the six months ended June 30, 2007. The increase is primarily due to higher compensation-related expenses of approximately $11.4 million resulting from an increase in full-time employees, $7.4 million in merger and integration-related expenses associated with the CRC and CRP mergers, $0.9 million in federal and state taxes, and various other items including legal expenses. We expect to incur integration costs associated with the CRP merger and our acquisition of SEUSA through the remainder of 2007.

The presentation of expenses as general and administrative or operating expenses is based on the underlying nature of the expense. Periodically, we review the classification of expenses between categories and make revisions based on changes in the underlying nature of the expense.

Equity income.   For the six months ended June 30, 2007, equity income decreased by $4.0 million to $2.5 million.  This decrease is primarily due to our consolidation of HCP MOP partially offset by equity income from Ventures II, III, and IV.  Equity income from HCP MOP for the six months ended June 30, 2006 was $6.4 million.

Gain on sale of real estate interests, net.   On April 30, 2007, we sold an 80% interest in HCP Ventures IV, which resulted in a gain of $10 million.  There were no interests in joint ventures sold during the six months ended June 30, 2006.

Discontinued operations.   Income from discontinued operations for the six months ended June 30, 2007, was $125 million compared to $42 million for the comparable period in the prior year. The increase is primarily due to an increase in gains on real estate dispositions of $95 million.  During the six months ended June 30, 2007, we sold 47 properties for $392 million as compared to eight properties for $28 million in the year ago period.  Included in operating income during the six months ended June 30, 2007, was $6.0 million of rental income we recognized, resulting from a change in estimate related to the collectibility of straight-line rental income from Emeritus Corporation.

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

We intend to repay a portion of the SEUSA acquisition related borrowings with proceeds from future security offerings, sales of real estate and real estate interests.

Our ability to make future investments will depend on the availability of cost-effective sources of capital. We intend to use our revolving credit facility, and the public debt and equity markets as our principal sources of financing. As of July 31, 2007, our senior debt is rated BBB by Fitch Ratings, Baa3 by Moody’s Investors Service, and BBB by Standard & Poor’s Ratings Group.

Net cash provided by operating activities was $214.7 million and $173.9 million for the six months ended June 30, 2007 and 2006, respectively. Cash flow from operations reflects higher revenues partially offset by higher costs and expenses, and changes in receivables, payables, accruals, and deferred revenue. Our cash flows from operations are dependent upon the occupancy level of multi-tenant buildings, rental rates on leases, our tenants’ performance on their lease obligations, the level of operating expenses, and other factors.

Net cash provided by investing activities was $579.7 million for the six months ended June 30, 2007, and principally reflects the net effect of: (i) $274.5 million used to fund acquisitions and construction of real estate, (ii) $475.7 million in proceeds associated with the formation of a joint venture, (iii) $356.6 million received from the sale of properties, and (iv) $53.3 million received from the sale of equity securities. During the six months ended June 30, 2007 and 2006, we used $14.4 million and $8.1 million to fund lease commissions and tenant and capital improvements, respectively.

Net cash used in financing activities was $503.8 million for the six months ended June 30, 2007, and includes cash used for net repayments of our bank line of credit of $624.5 million, the repayment of our term loan of $505 million, repayment of $20.0 million of senior notes, and payment of common and preferred dividends aggregating $194.3 million.  These cash uses were partially offset by proceeds of $493.4 million from senior note issuances, $282.1 million from common stock issuances, and $141.8 million from mortgage debt issuances. In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income to our shareholders. Accordingly, we intend to continue to make regular quarterly distributions to holders of our common and preferred stock.

At June 30, 2007, we held $29 million in deposits and $38 million in irrevocable letters of credit from commercial banks securing tenants’ lease obligations and borrowers’ loan obligations. We may draw upon the letters of credit or depository accounts if there are defaults under the related leases or loans. Amounts available under letters of credit could change based upon facility operating conditions and other factors, and such changes may be material.

Debt

Bank lines of credit, bridge and term loans.   As of June 30, 2007, all amounts outstanding under our $1.0 billion, three-year line of credit facility were repaid.  In connection with the completion of the SEUSA acquisition, on August 1, 2007, we terminated our $1.0 billion line of credit facility and closed on a $2.75 billion bridge loan and a $1.5 billion revolving credit facility with a syndicate of banks.  In connection with the termination of our previous revolving credit facility, $6.2 million of unamortized deferred financing costs were written-off in August 2007.

Our $1.5 billion revolving line of credit matures on August 1, 2011, and accrues interest at a rate per annum equal to LIBOR plus a margin ranging from 0.325% to 1.00%, depending upon our non-credit enhanced senior unsecured long-term debt ratings (“debt ratings”).  We pay a facility fee on the entire revolving commitment ranging from 0.10% to 0.25%, depending upon our debt ratings.  The revolving credit facility contains a negotiated rate option, whereby the lenders participating in the credit facility bid on the interest to be charged and which may result in a reduced interest rate, is available for up to 50% of borrowings. Based on the our debt ratings on August 1, 2007 the margin on the revolving loan facility is 0.55% and the facility fee is 0.15%.

Our bridge loan for $2.75 billion matures on July 31, 2008, and accrues interest at a rate per annum equal to LIBOR plus a margin ranging from 0.425% to 1.25%, depending upon our debt ratings.  Based on our debt ratings on August 1, 2007, the margin on the bridge loan facility is 0.70%. The bridge loan facility includes two 6-month extensions.

The revolving credit agreement contains certain financial restrictions and other customary requirements. Among other things, these covenants, using terms defined in the agreement, initially limit (i) Consolidated Total Indebtedness to Consolidated Total Asset Value to 75%, (ii) Secured Debt to Consolidated Total Asset Value to 30%, and (iii) Unsecured Debt to Consolidated Unencumbered Asset Value to 90%. The agreement also requires that we maintain (i) a Fixed Charge Coverage ratio, as defined, of 1.50 times and (ii) a formula-determined Minimum Consolidated Tangible Net Worth. These financial covenants become more restrictive over a period of approximately two years and ultimately (i) limit Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit Unsecured Debt to Consolidated Unencumbered Asset Value to 65%, and (iii) require a Fixed Charge Coverage ratio, as defined, of 1.75 times. As of June 30, 2007, we were in compliance with each of the restrictions and requirements of our former credit revolving credit facility.

Senior unsecured notes.   At June 30, 2007, we had $3.2 billion in aggregate principal of senior unsecured notes outstanding. Interest rates on the notes ranged from 4.88% to 7.07% with a weighted average effective rate of 6.10% at June 30, 2007. Discounts and premiums are amortized to interest expense over the term of the related debt.

On January 22, 2007, we issued $500 million of 6.00% senior unsecured notes due in 2017. The notes were priced at 99.323% of the principal amount for an effective yield of 6.09%. We received net proceeds of $493 million, which were used to repay borrowings under our former term loan and revolving credit facilities.

The senior unsecured notes contain certain covenants including limitations on debt and other customary terms.

Mortgage debt.   At June 30, 2007, we had $1.3 billion in mortgage debt secured by 194 healthcare facilities with a carrying amount of $2.8 billion. Interest rates on the mortgage notes ranged from 3.80% to 8.42% with a weighted average effective rate of 6.10% at June 30, 2007.

On April 27, 2007, in anticipation of closing HCP Ventures IV, $122 million of 10-year term mortgage notes were placed with an interest rate of 5.53%. The proceeds from the placement of these notes were used to repay borrowings under our revolving credit facility and for other general corporate purposes.

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

Other debt.   At June 30, 2007, we had $108.5 million of non-interest bearing Life Care Bonds at two of our CCRCs and non-interest bearing occupancy fee deposits at another of our senior housing facilities, all of which were payable to certain residents of the facilities (collectively “Life Care Bonds”). At June 30, 2007, $36.6 million of the Life Care Bonds were refundable to the residents upon the resident moving out or to a resident’s estate upon the resident’s death, and $71.9 million of the Life Care Bonds were refundable after the unit has been successfully remarketed to a new resident.

Debt Maturities

The following table summarizes our stated debt maturities and scheduled principal repayments at June 30, 2007 (in thousands):

Year	Amount
2007 (six months)	$25,476
2008	386,931
2009	267,069
2010	496,771
2011	424,720
Thereafter	2,896,037
$4,497,004

Equity

On January 19, 2007, we issued 6.8 million shares of our common stock. We received net proceeds of approximately $261 million, which were used to repay borrowings under our term loan and revolving credit facilities.

At June 30, 2007, we had 4.0 million shares of 7.25% Series E cumulative redeemable preferred stock, 7.8 million shares of 7.10% Series F cumulative redeemable preferred stock, and 206.4 million shares of common stock outstanding.

During the six months ended June 30, 2007, we issued approximately 656,000 shares of our common stock under our Dividend Reinvestment and Stock Purchase Plan at an average price per share of $34.89 for an aggregate amount of $22.9 million. We also received $0.7 million in proceeds from stock option exercises. At June 30, 2007, stockholders’ equity totaled $3.6 billion and our equity securities had a market value of $6.6 billion.

As of June 30, 2007, there were a total of 7.6 million DownREIT units outstanding in seven limited liability companies in which we are the managing member: (i) HCPI/Tennessee, LLC; (ii) HCPI/Utah, LLC; (iii) HCPI/Utah II, LLC; (iv) HCPI/Indiana, LLC; (v) HCP DR California, LLC; (vi) HCP DR Alabama, LLC and (vii) HCP DR MDC, LLC. The DownREIT units are redeemable for an amount of cash approximating the then-current market value of shares of our common stock or, at our option, shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications).

Off-Balance Sheet Arrangements

We own interests in certain unconsolidated joint ventures, including HCP Ventures II, HCP Ventures III and HCP Ventures IV, as described under Note 8 to the Consolidated Financial Statements. Except in limited circumstances, our risk of loss is limited to our investment carrying amount and any outstanding loans receivable. We have no other material off-balance sheet arrangements that we expect to materially affect our liquidity and capital resources except those described under “Contractual Obligations.”

Contractual Obligations(1)

The following schedule summarizes our material contractual payment obligations and commitments at June 30, 2007 (in thousands):

	Less than One Year	2008-2009	2010-2011	More than Five Years	Total
Senior unsecured notes and mortgage debt	$25,476	$654,000	$921,491	$2,896,037	$4,497,004
Other debt	108,497	—	—	—	108,497
Ground and other operating leases	690	2,806	2,862	79,837	86,195
Acquisition and construction commitments	20,704	—	—	—	20,704
Interest	140,180	504,668	410,285	661,462	1,716,595
Total	$295,547	$1,161,474	$1,334,638	$3,637,336	$6,428,995

(1)             Does not include the obligations assumed and the debt issued of $2.8 billion in our acquisition of SEUSA, which closed August 1, 2007.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2007, we are exposed to market risks related to fluctuations in interest rates on $194.6 million of variable rate mortgage notes payable and $325.0 million of variable rate senior unsecured notes. Of the $194.6 million of variable rate mortgage notes payable outstanding, $45.6 million has been hedged through interest rate swap contracts. We do not have, and do not plan to enter into, derivative financial instruments for trading or speculative purposes. Of our consolidated debt of $4.6 billion at June 30, 2007, excluding the $45.6 million of variable rate debt where the rates have been hedged to a fixed rate, approximately 11% is at variable interest rates.

Fluctuation in the interest rates will not affect our future earnings and cash flows on our fixed rate debt until that debt must be replaced or refinanced. However, interest rate changes will affect the fair value of our fixed rate instruments and our hedge contracts. Conversely, changes in interest rates on variable rate debt would change our future earnings and cash flows, but not affect the fair value of those instruments. Assuming a one percentage point increase in the interest rate related to the variable-rate debt and related swap contracts, and assuming no change in the outstanding balance as of June 30, 2007, interest expense for 2007 would increase by approximately $5.2 million, or $0.03 per common share on a diluted basis.

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

As required by Rule 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Based on the foregoing, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth under Note 19 of Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, is incorporated herein by reference.

Item 1A. Risk Factors

The following risks related to our acquisition of SEUSA supplement the risks discussed in Part 1, Item 1A of our 2006 Annual Report on Form 10-K and the litigation risks set forth under Note 19 of Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report:

If we are unable to successfully integrate the operations of SEUSA, our business and earnings may be negatively affected.

The acquisition of SEUSA will involve significant integration efforts. Successful integration of the operations of SEUSA will depend primarily on our ability to consolidate operations, systems, procedures, properties and personnel. The acquisition will also pose other risks commonly associated with similar transactions, including unanticipated liabilities, unexpected costs and the diversion of management’s attention to the integration of the operations of us and SEUSA. We cannot assure you that we will be able to integrate SEUSA’s operations without encountering difficulties, including, but not limited to, the loss of key employees, the disruption of its respective ongoing businesses or possible inconsistencies in standards, controls, procedures and policies. Estimated cost savings are projected to come from various areas that our management has identified through the due diligence and integration planning process. If we have difficulties with the integration, we might not achieve the economic benefits we expect to result from the acquisition, and this may hurt our business and earnings. In addition, we may experience greater than expected costs or difficulties relating to the integration of the business of SEUSA and may not realize expected cost savings from the acquisition within the expected time frame, if at all.

We incurred substantial costs in connection with the acquisition, which could result in our not realizing some of the anticipated benefits of the acquisition.

We incurred costs of approximately $17 million in connection with the acquisition. These costs include investment banking, legal and accounting fees and other related charges. Completion of the acquisition also required the payment of fees under certain of SEUSA’s existing debt.  We also expect to incur costs related to the integration of SEUSA, which cannot be estimated at this time. There can be no assurance that the costs incurred by us and SEUSA in connection with the SEUSA acquisition will not be higher than expected or that we will not incur additional unanticipated costs and expenses in connection with the acquisition.

Our indebtedness following the completion of the acquisition is higher than our previous indebtedness. This increased level of indebtedness could adversely affect us in many ways, including by reducing funds available for other business purposes, reducing our flexibility and subjecting us to variations in interest rates.

Our indebtedness as of June 30, 2007 was approximately $4.6 billion. Our indebtedness after giving effect to the acquisition and taking into account our debt financings in connection with the acquisition, is approximately $7.4 billion.  In addition, it is expected that we will continue to incur debt in the future. As a result of the increase in debt, demands on our cash resources will increase after the acquisition. The increased levels of debt could reduce funds available to us to pay dividends, or make capital expenditures and acquisitions or create competitive disadvantages for us compared to other companies with lower debt levels. As a result, our flexibility could be significantly limited, including our ability to finance or refinance our properties, contribute properties to joint ventures or sell properties as needed.

At June 30, 2007, approximately 11% of our debt was subject to variable interest rates. A substantive portion of the new debt incurred or assumed in connection with the acquisition is also subject to variable interest rates, and a higher percentage of our debt overall is subject to variable interest rates. If interest rates increase, our interest costs will also increase, which could harm our cash flow and our ability to service debt. An increase in market interest rates may also lead investors to demand a higher annual distribution rate, which could adversely affect the market price of our common stock.

As a result of the acquisition of SEUSA, HCP Life Science REIT may have inherited tax liabilities and attributes from SEUSA.

We acquired the stock of SEUSA through HCP Life Science REIT, Inc. (“HCP Life Science REIT”), a subsidiary of the Company that will elect to be treated as a REIT commencing with its initial taxable year ending December 31, 2007.

For federal income tax purposes, SEUSA was deemed to liquidate into HCP Life Science REIT in a tax-free liquidation immediately after the acquisition of its stock.  As a result of this liquidation, HCP Life Science REIT succeeded to the tax attributes, including tax basis, and earnings and profits, if any, of SEUSA.  To qualify as a REIT, HCP Life Science REIT must distribute such non-REIT earnings and profits by the close of its 2007 taxable year.  While we expect to cause HCP Life Science REIT to satisfy this distribution requirement, any adjustments to SEUSA’s income for taxable years ending on or before the acquisition, including as a result of an examination of SEUSA’s tax returns by the Internal Revenue Service, could affect the calculation of SEUSA’s earnings and profits.  If the Internal Revenue Service were to determine that HCP Life Science REIT acquired non-REIT earnings and profits from SEUSA that it failed to distribute prior to the end of its 2007 taxable year, HCP Life Science REIT could nonetheless avoid disqualification as a REIT by using “deficiency dividend” procedures. Under these procedures, HCP Life Science REIT generally would be required to distribute any such earnings and profits to its stockholders within 90 days of the determination and pay a statutory interest charge at a specified rate to the Internal Revenue Service.

Because SEUSA’s tax basis in the assets transferred in the deemed liquidation carried over to HCP Life Science REIT, many of the properties formerly owned by SEUSA have fair market values in excess of their tax bases.  This lower tax basis causes HCP Life Science REIT to have lower depreciation deductions than would be the case if we had directly purchased SEUSA’s assets instead of its stock. In addition, if any of these properties were to be later sold in a taxable transaction, the gain would exceed that which would have been recognized if we had directly purchased SEUSA’s assets instead of its stock.

Additionally, if HCP Life Science REIT recognizes gain on the disposition of any properties formerly owned by SEUSA during the ten-year period beginning on the date on which it acquired the SEUSA stock, it will be required to pay tax at the highest regular corporate tax rate on such gain to the extent of the excess of (a) the fair market value of the asset over (b) its adjusted basis in the asset, in each case determined as of the date on which it acquired the SEUSA stock. Any taxes paid by HCP Life Science REIT would reduce the amount available for distribution by HCP Life Science REIT to us.

Loss of our tax status as a REIT would have significant adverse consequences to us.

We currently operate and have operated commencing with our taxable year ended December 31, 1985 in a manner that is intended to allow us to qualify as a REIT for federal income tax purposes under the Internal Revenue Code of 1986, as amended.  In addition, as described above, we own the stock of HCP Life Science REIT which will elect to be treated as a REIT commencing with its initial taxable year ending December 31, 2007.

Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability and the ability of HCP Life Science REIT to qualify as a REIT.  If HCP Life Science REIT were to fail to qualify as a REIT, we also would fail to qualify as a REIT unless we (or HCP Life Science REIT) could make use of certain relief provisions. To qualify as a REIT, we and HCP Life Science REIT must satisfy a number of asset, income, organizational, distribution, stockholder ownership and other requirements.  For example, to qualify as a REIT, at least 95% of our gross income in any year must be derived from qualifying sources, and we must make distributions to our stockholders aggregating annually at least 90% of our REIT taxable income, excluding capital gains.  In addition, new legislation, treasury regulations, administrative interpretations or court decisions may adversely affect our investors if such future events affected our ability to qualify as a REIT for tax purposes.  Although we believe that we and HCP Life Science REIT have been organized and have operated in such manner, we can give no assurance that we or HCP Life Science REIT have qualified or will continue to qualify as a REIT for tax purposes.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)

HCP DR MCD, LLC. On February 9, 2007, we completed the acquisition of a managing member interest in HCP DR MCD, LLC, a Delaware limited liability company (“HCP DR MCD, LLC”), in exchange for the contribution of approximately $171.5 million in cash.  In connection with the formation of the LLC, several parties contributed a portfolio of certain property interests in two hospital towers, six MOBs, and three parking garages with an aggregate equity value of approximately $140 million. In exchange for this capital contribution, the contributors received 4,246,857 non-managing member units of HCP DR MCD, LLC.

The Amended and Restated Limited Liability Company Agreement of HCP DR MCD, LLC provides that only we are authorized to act on behalf of HCP DR MCD, LLC and that we have responsibility for the management of its business.

Each non-managing member unit of HCP DR MCD, LLC is exchangeable for an amount of cash approximating the then-current market value of one share of our common stock or, at our option, one share of our common stock (subject to certain adjustments, such as stock splits and reclassifications). HCP DR MCD, LLC relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, in connection with the issuance and sale of the non-managing member units. As of June 30, 2007, we have not registered any shares of our common stock for issuance in exchange for non-managing member units of HCP DR MCD, LLC.

(b)

None.

(c)

The table below sets forth the information with respect to purchases of our common stock made by us or on our behalf during the quarter ended June 30, 2007.

Period Covered	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number Of Shares (Or Units) Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number (Or Approximate Dollar Value) Of Shares (Or Units) That May Yet Be Purchased Under The Plans Or Programs
April 1-30, 2007	444	$35.98	—	—
May 1-31, 2007	3,082	34.27	—	—
June 1-30, 2007	774	34.19	—	—
Total	4,300	$34.43	—	—

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

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 10, 2007. At the Annual Meeting, there were present in person or by proxy 185,574,488 shares of our common stock, representing approximately 90% of the total outstanding eligible votes. The proposals considered at the Annual Meeting were voted on as follows:

1. The following directors were elected to one year terms of office expiring at the 2008 Annual Meeting of Stockholders and until their successors are duly elected and qualified and received the number of votes set forth opposite their names. There were no broker non-votes.

Directors	Affirmative Votes	Against or Withheld

Mary A. Cirillo-Goldberg	183,432,320	2,143,168
Robert R. Fanning, Jr.	183,235,888	2,338,600
James F. Flaherty III	183,181,540	2,392,948
David B. Henry	182,043,950	3,530,538
Michael D. McKee	144,233,794	41,340,694
Harold M. Messmer, Jr.	160,618,610	24,995,878
Peter L. Rhein	183,257,485	2,317,003
Kenneth B. Roath	183,164,837	2,409,651
Richard M. Rosenberg	183,390,283	2,184,205
Joseph P. Sullivan	183,548,861	2,025,627

2.  A proposal to ratify the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007 was approved by the Company’s stockholders. The proposal received 184,458,054 votes in favor and 671,558 votes against. There were 444,876 abstentions and no broker non-votes.

3.  A stockholder proposal regarding executive compensation was rejected by the Company’s stockholders.  The proposal received 48,557,480 votes in favor and 88,751,470 votes against.  There were 1,334,522 abstentions and no broker non-votes.

Item 6. Exhibits

2.2	Share Purchase Agreement, dated June 3, 2007, by and between HCP and SEGRO plc (incorporated by reference to exhibit 2.1 to HCP’s current report on Form 8-K, dated June 3, 2007).]
3.1	Articles of Restatement of HCP (incorporated by reference to exhibit 3.1 to HCP’s quarterly report on Form 10-Q for the period ended June 30, 2004).
3.2	Fourth Amended and Restated Bylaws of HCP (incorporated by reference to exhibit 3.1 to HCP’s current report on Form 8-K dated September 25, 2006).
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

4.10

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

4.14

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

4.15

Amended and Restated Dividend Reinvestment and Stock Purchase Plan, dated October 23, 2003 (incorporated by reference to HCP’s registration statement on Form S-3 dated December 5, 2003, registration number 333-110939).

4.16

Specimen of Stock Certificate representing the Series E Cumulative Redeemable Preferred Stock, par value $1.00 per share (incorporated herein by reference to exhibit 4.1 of HCP’s 8-A12B filed on September 12, 2003).

4.17

Specimen of Stock Certificate representing the Series F Cumulative Redeemable Preferred Stock, par value $1.00 per share (incorporated herein by reference to exhibit 4.1 of HCP’s 8-A12B filed on December 2, 2003).

4.18	Form of Floating Rate Note (incorporated by reference to exhibit 4.3 to HCP’s current report on Form 8-K, dated November 19, 2003).
4.19	Form of Fixed Rate Note (incorporated by reference to exhibit 4.4 to HCP’s current report on Form 8-K, dated November 19, 2003).
4.20

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

4.21

Officers’ Certificate pursuant to Section 301 of the Indenture dated as of September 1, 1993 between HCP and The Bank of New York, as trustee, setting forth the terms of HCP’s Fixed Rate Medium-Term Notes and Floating Rate Medium-Term Notes (incorporated by reference to exhibit 4.2 to HCP’s current report on Form 8-K, dated February 17, 2006).

4.22	Form of Fixed Rate Medium-Term Note (incorporated by reference to exhibit 4.3 to HCP’s current report on Form 8-K, dated February 17, 2006).
4.23	Form of Floating Rate Medium-Term Note (incorporated by reference to exhibit 4.4 to HCP’s current report on Form 8-K, dated February 17, 2006).
4.24	Form of Floating Rate Notes Due 2008 (incorporated by reference to exhibit 4.1 to HCP’s current report on Form 8-K, dated September 12, 2006).
4.25	Form of 5.95% Notes Due 2011 (incorporated by reference to exhibit 4.2 to HCP’s current report on Form 8-K, dated September 12, 2006).
4.26	Form of 6.30% Notes Due 2016 (incorporated by reference to exhibit 4.3 to HCP’s current report on Form 8-K, dated September 12, 2006).
4.27	Form of Senior Notes Due 2013 (incorporated by reference to exhibit 4.1 to HCP’s current report on Form 8-K, dated November 29, 2006).
4.28	Form of 6.00% Senior Notes Due 2017 (incorporated by reference to exhibit 4.1 to HCP’s current report on Form 8-K, dated January 17, 2007).
4.29	Acknowledgment and Consent dated as of May 11, 2007 by and among Zions First National Bank, KC Gardner Company, L.C., HCPI/Utah, LLC, Gardner Property Holdings, L.C. and HCP.
4.30	Acknowledgment and Consent dated as of May 11, 2007 by and among Zions First National Bank, KC Gardner Company, L.C., HCPI/Utah II, LLC, Gardner Property Holdings, L.C. and HCP.
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
10.21

Form of CEO Performance Restricted Stock Unit Agreement with five year installment vesting effective as of March 15, 2004, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to exhibit 10.34 to HCP’s annual report on Form 10-K, dated March 15, 2005).*

10.22

Form of CEO Performance Restricted Stock Unit Agreement with three year cliff vesting effective as of March 15, 2004, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to exhibit 10.35 to HCP’s annual report on Form 10-K, dated March 15, 2005).*

10.23

Form of employee Performance Restricted Stock Unit Agreement with five year installment vesting effective as of March 15, 2004, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to exhibit 10.36 to HCP’s annual report on Form 10-K, dated March 15, 2005).*

10.24

Form of employee Performance Restricted Stock Unit Agreement with three year cliff vesting effective as of March 15, 2004, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to exhibit 10.37 to HCP’s annual report on Form 10-K, dated March 15, 2005).*

10.25

Form of CEO Performance Restricted Stock Unit Agreement with five year installment vesting effective as of March 15, 2004, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to exhibit 10.4 to HCP’s current report on Form 8-K, dated January 28, 2005).*

10.26

Form of CEO Performance Restricted Stock Unit Agreement with three year cliff vesting, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to exhibit 10.2 to HCP’s current report on Form 8-K, dated January 28, 2005).*

10.27

Form of employee Performance Restricted Stock Unit Agreement with five year installment vesting, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to exhibit 10.3 to HCP’s current report on Form 8-K, dated January 28, 2005).*

10.28

CEO Performance Restricted Stock Unit Agreement, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to exhibit 10.29 to HCP’s quarterly report on Form 10-Q for the period ended September 30, 2005).*

10.29

Form of directors and officers Indemnification Agreement as approved by the Board of Directors of the Company (incorporated by reference to exhibit 10.30 to HCP’s quarterly report on Form 10-Q for the period ended September 30, 2005).*

10.30

Various letter agreements, each dated as of October 16, 2000, among HCP and certain key employees of the Company (incorporated herein by reference to exhibit 10.12 to HCP’s annual report on Form 10-K, dated March 9, 2001).*

10.31

Form of employee Performance Restricted Stock Unit Agreement with five year installment vesting, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to exhibit 10.33 to HCP’s quarterly report on Form 10-Q for the period ended March 31, 2006).*

10.32

Form of CEO Performance Restricted Stock Unit Agreement with five year installment vesting, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to exhibit 10.34 to HCP’s quarterly report on Form 10-Q for the period ended March 31, 2006).*

10.33

Form of CEO Performance Restricted Stock Unit Agreement with three year cliff vesting, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to exhibit 10.35 to HCP’s quarterly report on Form 10-Q for the period ended March 31, 2006).*

10.34

Form of employee Restricted Stock Award Agreement with five year installment vesting, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s 2006 Performance Incentive Plan (incorporated by reference to exhibit 10.36 to HCP’s quarterly report on Form 10-Q for the period ended June 30, 2006).*

10.35

Form of employee Nonqualified Stock Option Agreement with five year installment vesting, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s 2006 Performance Incentive Plan (incorporated by reference to exhibit 10.37 to HCP’s quarterly report on Form 10-Q for the period ended June 30, 2006).*

10.36

Form of director Restricted Stock Award Agreement with five year installment vesting, as approved by the Board of Directors of the Company, relating to the Company’s 2006 Performance Incentive Plan (incorporated by reference to exhibit 10.38 to HCP’s quarterly report on Form 10-Q for the period ended June 30, 2006).*

10.37

Form of Non-Employee Directors Stock-For-Fees Program, as approved by the Board of Directors of the Company, relating to the Company’s 2006 Performance Incentive Plan. (incorporated by reference to exhibit 10.1 to HCP’s current report on Form 8-K, dated July 27, 2006).*

10.38

Stock Unit Award Agreement, dated August 14, 2006, by and between the Company and James F. Flaherty III (incorporated by reference to exhibit 10.1 to HCP’s current report on Form 8-K, dated August 14, 2006).*

10.39

Form of employee Performance Restricted Stock Unit Agreement with five year installment vesting, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s 2006 Performance Incentive Plan (incorporated herein by reference to exhibit 10.41 to HCP’s annual report on Form 10-K, dated February 13, 2007).*

10.40

Form of CEO Performance Restricted Stock Unit Agreement with five year installment vesting, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s 2006 Performance Incentive Plan (incorporated herein by reference to exhibit 10.42 to HCP’s annual report on Form 10-K, dated February 13, 2007).*

10.41

Form of CEO Performance Restricted Stock Unit Agreement with three year cliff vesting, as approved by the Compensation Committee of the Board of Directors of the Company, relating to the Company’s 2006 Performance Incentive Plan (incorporated herein by reference to exhibit 10.43 to HCP’s annual report on Form 10-K, dated February 13, 2007).*

10.42

$2,750,000,000 Credit Agreement dated as of August 1, 2007 among HCP, the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to exhibit 10.1 to HCP’s current report on Form 8-K, dated August 1, 2007).

10.43

$1,500,000,000 Credit Agreement dated as of August 1, 2007 among HCP, the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to exhibit 10.2 to HCP’s current report on Form 8-K, dated August 1, 2007).

10.44	HCP Change in Central Severance Plan (incorporated herein by reference to exhibit 10.1 to HCP’s current report on Form 8-K, dated July 26, 2007).*
31.1	Certification by James F. Flaherty III, the Company’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification by Mark A. Wallace, the Company’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification by James F. Flaherty III, the Company’s Principal Executive Officer, Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2	Certification by Mark A. Wallace, the Company’s Principal Financial Officer, Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

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

Date: August 3, 2007	HEALTH CARE PROPERTY INVESTORS, INC.

(Registrant)

/s/ Mark A. Wallace
Mark A. Wallace
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ George P. Doyle
George P. Doyle
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)