Form 10-Q
period 2007-09-30
HCP, INC.
filed 2007-10-30
CIK 765880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2007.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-08895

HCP, INC.
(Exact name of registrant as specified in its charter)

Maryland	33-0091377
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3760 Kilroy Airport Way, Suite 300
Long Beach, CA 90806
(Address of principal executive offices)

(562) 733-5100
(Registrant’s telephone number, including area code)

Health Care Property Investors, Inc. (address and fiscal year remain unchanged)
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  YES  ☒   NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer  ☒ Accelerated Filer  ☐  Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
YES  ☐  NO  ☒

As of October 25, 2007, there were 216,263,469 shares of the registrant’s $1.00 par value common stock outstanding.

HCP, INC.

INDEX

PART I. FINANCIAL INFORMATION

HCP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Real estate:
Buildings and improvements	$8,017,019	$5,767,079
Developments in process	266,903	42,346
Land	1,601,529	653,435
Less accumulated depreciation and amortization	672,401	523,732
Net real estate	9,213,050	5,939,128

Net investment in direct financing leases	637,742	678,013
Loans receivable, net	159,879	196,480
Investments in and advances to unconsolidated joint ventures	248,676	25,389
Accounts receivable, net of allowance of $23,273 and $24,205, respectively	34,403	31,026
Cash and cash equivalents	568,853	58,405
Restricted cash	65,080	40,786
Intangible assets, net	648,915	380,568
Real estate held for sale, net	5,578	502,278
Real estate held for contribution, net	—	1,684,341
Other assets, net	513,957	476,335
Total assets	$12,096,133	$10,012,749

LIABILITIES AND STOCKHOLDERS’ EQUITY
Bank line of credit	$—	$624,500
Bridge and term loans	2,750,000	504,593
Senior unsecured notes	3,224,215	2,748,522
Mortgage debt	1,280,515	1,288,681
Mortgage debt on assets held for sale	3,779	38,617
Mortgage debt on assets held for contribution	—	889,356
Other debt	109,208	107,746
Intangible liabilities, net	286,270	134,050
Accounts payable and accrued liabilities	214,809	200,088
Deferred revenue	44,454	20,795
Total liabilities	7,913,250	6,556,948

Minority interests:
Joint venture partners	33,177	34,211
Non-managing member unitholders	305,850	127,554
Total minority interests	339,027	161,765

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $1.00 par value: 50,000,000 shares authorized; 11,820,000 shares issued and outstanding, liquidation preference of $25.00 per share	285,173	285,173
Common stock, $1.00 par value: 750,000,000 shares authorized; 207,277,390 and 198,599,054 shares issued and outstanding, respectively	207,277	198,599
Additional paid-in capital	3,413,124	3,108,908
Cumulative dividends in excess of earnings	(69,436)	(316,369)
Accumulated other comprehensive income	7,718	17,725
Total stockholders’ equity	3,843,856	3,294,036
Total liabilities and stockholders’ equity	$12,096,133	$10,012,749

See accompanying Notes to Condensed Consolidated Financial Statements.

HCP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues and other income:
Rental and related revenues	$242,267	$112,234	$648,994	$320,174
Income from direct financing leases	18,832	—	49,037	—
Investment management fee income	1,602	678	12,062	2,675
Interest and other income	21,548	6,903	54,755	25,987
	284,249	119,815	764,848	348,836
Costs and expenses:
Interest	103,829	36,727	255,918	101,986
Depreciation and amortization	74,253	27,779	195,415	80,033
Operating	52,582	19,902	133,664	56,252
General and administrative	16,558	8,261	55,443	25,137
	247,222	92,669	640,440	263,408

Operating income:	37,027	27,146	124,408	85,428
Equity income from unconsolidated joint ventures	1,242	1,044	3,758	7,580
Gain on sale of real estate interest	—	—	10,141	—
Minority interests’ share of earnings	(6,018)	(3,511)	(17,992)	(11,458)
Income from continuing operations:	32,251	24,679	120,315	81,550

Discontinued operations:
Operating income	3,744	16,411	26,136	52,833
Impairments	—	—	—	(4,711)
Gains on sales of real estate	286,153	35,728	392,269	46,601
	289,897	52,139	418,405	94,723

Net income:	322,148	76,818	538,720	176,273
Preferred stock dividends	(5,282)	(5,282)	(15,848)	(15,848)
Net income applicable to common shares:	$316,866	$71,536	$522,872	$160,425

Basic earnings per common share:
Continuing operations	$0.13	$0.14	$0.51	$0.48
Discontinued operations	1.41	0.38	2.04	0.70
Net income applicable to common shares	$1.54	$0.52	$2.55	$1.18
Diluted earnings per common share:
Continuing operations	$0.13	$0.14	$0.51	$0.48
Discontinued operations	1.40	0.38	2.02	0.69
Net income applicable to common shares	$1.53	$0.52	$2.53	$1.17
Weighted average shares used to calculate earnings per common share:
Basic	206,186	136,682	205,322	136,402
Diluted	207,070	137,578	206,672	137,209

Dividends declared per common share:	$0.445	$0.425	$1.335	$1.275

See accompanying Notes to Condensed Consolidated Financial Statements.

HCP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands except per share data)
(Unaudited)

Nine Months Ended September 30, 2007
Preferred Stock, $1.00 Par Value
Shares, beginning and ending	11,820
Amounts, beginning and ending	$285,173

Common Stock, Shares
Shares at beginning of period	198,599
Issuance of common stock, net	8,350
Exercise of stock options	328
Shares at end of period	207,277

Common Stock, $1.00 Par Value
Balance at beginning of period	$198,599
Issuance of common stock, net	8,350
Exercise of stock options	328
Balance at end of period	$207,277

Additional Paid-In Capital
Balance at beginning of period	$3,108,908
Issuance of common stock, net	290,089
Exercise of stock options	5,611
Amortization of deferred compensation	8,516
Balance at end of period	$3,413,124

Cumulative Dividends in Excess of Earnings
Balance at beginning of period	$(316,369)
Net income	538,720
Preferred dividends	(15,848)
Common dividends ($1.335 per share)	(275,939)
Balance at end of period	$(69,436)

Accumulated Other Comprehensive Income
Balance at beginning of period	$17,725
Net unrealized gains (losses) on securities:
Unrealized losses	(6,296)
Reclassification adjustment for gains recognized in net income	(4,405)
Unrealized gains on cash flow hedges	646
Changes in Supplemental Executive Retirement Plan (“SERP”) obligation	76
Foreign currency translation adjustment	(28)
Balance at end of period	$7,718

Total Comprehensive Income
Net income	$538,720
Other comprehensive loss	(10,007)
Total comprehensive income	$528,713

See accompanying Notes to Condensed Consolidated Financial Statements.

HCP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$538,720	$176,273
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate, in-place lease and other intangibles:
Continuing operations	195,415	80,033
Discontinued operations	6,465	15,792
Amortization of above and below market lease intangibles, net	(3,185)	(1,383)
Stock-based compensation	8,516	6,060
Debt issuance costs amortization	15,274	2,746
Recovery of loan losses	(386)	—
Straight-line rents and interest accretion on direct financing leases	(45,895)	(7,436)
Deferred rental revenue	8,937	360
Equity income from unconsolidated joint ventures	(3,758)	(7,580)
Distributions of earnings from unconsolidated joint ventures	3,148	7,580
Minority interests’ share of earnings	17,992	11,458
Impairments	—	4,711
Gains on sales of real estate and real estate interest	(402,410)	(46,601)
Gains on sales of securities	(4,874)	(1,552)
Changes in:
Accounts receivable	(2,626)	637
Loans receivables and other assets	(18,384)	(6,898)
Accounts payable and accrued liabilities	(3,128)	20,293
Net cash provided by operating activities	309,821	254,493
Cash flows from investing activities:
Cash used in SEUSA acquisition, net of cash acquired	(2,977,564)	—
Other cash used in the acquisition and development of real estate	(339,692)	(336,709)
Lease commissions and tenant and capital improvements	(27,029)	(12,003)
Net proceeds from sales of real estate	854,505	100,217
Contributions to unconsolidated joint ventures	(2,619)	—
Distributions in excess of earnings from unconsolidated joint ventures	476,992	161
Purchases of securities	(26,647)	(12,895)
Proceeds from the sales of securities	53,514	5,630
Principal repayments on loans receivable and direct financing leases	101,340	45,525
Investments in loans receivable	(18,615)	(4,005)
Increase in restricted cash	(28,461)	(122,895)
Net cash used in investing activities	(1,934,276)	(336,974)
Cash flows from financing activities:
Net repayments under bank lines of credit	(624,500)	(258,600)
Repayments of term loan	(504,593)	—
Borrowings under bridge loan	2,750,000	—
Repayments of mortgage debt	(82,482)	(20,399)
Issuance of mortgage debt	143,421	161,874
Repayments of senior unsecured notes	(20,000)	(135,000)
Issuance of senior unsecured notes	500,000	1,150,000
Debt issuance costs	(18,659)	(7,123)
Settlement of cash flow hedges	—	(4,354)
Net proceeds from the issuance of common stock and exercise of options	300,591	21,686
Dividends paid on common and preferred stock	(291,787)	(191,287)
Distributions to minority interests	(17,088)	(10,295)
Net cash provided by financing activities	2,134,903	706,502
Net increase in cash and cash equivalents	510,448	624,021
Cash and cash equivalents, beginning of period	58,405	21,342
Cash and cash equivalents, end of period	$568,853	$645,363

See accompanying Notes to Condensed Consolidated Financial Statements.

HCP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Business

HCP, Inc., formerly known as Health Care Property Investors, Inc., is a self-administered real estate investment trust (“REIT”) that, together with its consolidated entities (collectively, “HCP” or the “Company”), invests directly, or through joint ventures, in healthcare-related facilities located primarily throughout the United States.

(2) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2006 included in the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission (“SEC”) on September 20, 2007.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of HCP, its wholly-owned subsidiaries and its controlled, through voting rights or other means, joint ventures. All material intercompany transactions and balances have been eliminated in consolidation.

The Company applies Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities, as revised (“FIN 46R”), for arrangements with variable interest entities. FIN 46R provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and the determination of which business enterprise is the primary beneficiary of the VIE. A variable interest entity is broadly defined as an entity where either (i) the equity investors as a group, if any, do not have a controlling financial interest or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. The Company consolidates investments in VIEs when the Company is the primary beneficiary of the VIE at either the creation of the variable interest entity or upon the occurrence of a reconsideration event.

The Company applies Emerging Issues Task Force (“EITF”) Issue 04-5, Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights (“EITF 04-05”), effective June 2005. EITF 04-05 concludes as to what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would otherwise consolidate the limited partnership in accordance with GAAP. The assessment of limited partners’ rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if (i) there is a change to the terms or in the exercisability of the rights of the limited partners, (ii) the sole general partner increases or decreases its ownership of limited partnership interests, or (iii) there is an increase or decrease in the number of outstanding limited partnership interests. EITF 04-05 also applies to managing members in limited liability companies.

Investments in Unconsolidated Joint Ventures

Investments in entities which the Company does not consolidate but for which the Company has the ability to exercise significant influence over operating and financial policies are reported under the equity method. Under the equity method of accounting, the Company’s share of the investee’s earnings or loss is included in the Company’s operating results.

The carrying value of the investment in unconsolidated joint ventures is based on the amount paid to purchase the interest or the carrying value of the assets prior to the sale of interests in the joint venture. To the extent that the Company’s cost basis is different from the basis reflected at the joint venture level, the basis difference is amortized over the life of the related assets and liabilities and included in the Company’s share of equity in earnings of the joint venture. The Company recognizes gains on the sale of interests in joint ventures to the extent the economic substance of the transaction is a sale in accordance with the American Institute of Certified Public Accountants Statement of Position 78-9, Accounting for Investments in Real Estate Ventures and Statement of Financial Accounting Standards (“SFAS”) No. 66, Accounting for Sales of Real Estate (“SFAS No. 66”).

Revenue Recognition

Rental income from tenants is recognized in accordance with GAAP, including SEC Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). The Company recognizes rental revenue when the tenant takes possession or controls the physical use of the leased space. However, when the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession of the space until the tenant improvements are substantially completed. Certain leases provide for additional rents based upon a percentage of the facility’s revenue in excess of specified base amounts or other thresholds. Such revenue is recognized when the related thresholds are achieved. For leases with minimum scheduled rent increases, the Company recognizes income on a straight-line basis over the lease term when collectibility is reasonably assured. Recognizing rental income on a straight-line basis for leases results in recognized revenue exceeding amounts contractually due from tenants. Such cumulative excess amounts are included in other assets and were $65.6 million and $35.6 million, net of allowances, at September 30, 2007 and December 31, 2006, respectively. In the event the Company determines that collectibility of straight-line rents is not reasonably assured, the Company limits future recognition to amounts contractually owed, and, where appropriate, the Company establishes an allowance for estimated losses.

The Company monitors the liquidity and creditworthiness of its tenants and borrowers on an ongoing basis. The evaluation considers industry and economic conditions, property performance, security deposits and guarantees and other matters. The Company establishes provisions and maintains an allowance for estimated losses resulting from the possible inability of its tenants and borrowers to make payments sufficient to recover recognized assets. For straight-line rent amounts, the Company’s assessment is based on income recoverable over the term of the lease. At September 30, 2007 and December 31, 2006, the Company had an allowance of $32 million and $30 million, respectively, included in other assets, as a result of the Company’s determination that collectibility is not reasonably assured for certain straight-line rent amounts. The results for the three and nine months ended September 30, 2007, include income of $9 million and $15 million, respectively, resulting from the Company’s change in estimate relating to the collectibility of straight-line rents due from Summerville Senior Living, Inc. (“Summerville”) and Emeritus Corporation (“Emeritus”), of which $6 million is included in discontinued operations for the three and nine months ended September 30, 2007. On September 4, 2007, Emeritus acquired Summerville and provided the Company with additional security under its leases with Summerville.

The Company recognizes gains on sales of properties only upon the closing of the transaction with the purchaser. Gains on properties sold are recognized using the full accrual method when the collectibility of the sales price is reasonably assured, the Company is not obligated to perform significant activities after the sale, the initial investment from the buyer is sufficient and other profit recognition criteria have been satisfied. Gains on sales of properties may be deferred in whole or in part until the requirements for gain recognition under SFAS No. 66 have been met.

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

Real Estate

Real estate, consisting of land, buildings and improvements, is recorded at cost. The Company allocates acquisition costs to the acquired tangible and identified intangible assets and liabilities, primarily lease intangibles, based on their estimated fair values in accordance with SFAS No. 141, Business Combinations.

The Company assesses fair value based on estimated cash flow projections that utilize appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends and market and economic conditions. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.

The Company records acquired “above and below” market leases at fair value using discount rates which reflect the risks associated with the leases acquired. The amount recorded is based on the present value of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above market leases and the initial term plus the term for any below market fixed rate renewal options for below market leases. Other intangible assets acquired include amounts for in-place lease values that are based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods, market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes estimates of lost rentals at market rates during the hypothetical expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, the Company considers leasing commissions, legal and other related costs.

The Company capitalizes direct construction and development costs, including predevelopment costs, interest, property taxes, insurance and other costs directly related and essential to the acquisition, development or construction of a project. In accordance with SFAS No. 34, Capitalization of Interest Cost and SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, construction and development costs are capitalized while substantive activities are ongoing to prepare an asset for its intended use. The Company considers a construction project as substantially complete and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. Costs incurred after a project is substantially complete and ready for its intended use, or after development activities have stopped, are expensed as incurred. Costs previously capitalized related to abandoned acquisitions or development are written off. Expenditures for repairs and maintenance are expensed as incurred.

The Company computes depreciation on properties using the straight-line method over the assets’ estimated useful lives. Depreciation is discontinued when a property is identified as held for sale. Building and improvements are depreciated over useful lives ranging up to 45 years. Above and below market rent intangibles are amortized primarily to revenue over the remaining noncancellable lease terms and bargain renewal periods, if any. Other in-place lease intangibles are amortized to expense over the remaining noncancellable lease term and bargain renewal periods, if any.

At September 30, 2007 and December 31, 2006, intangible lease assets, net, comprised of lease-up intangibles, above market tenant lease intangibles, below market ground lease intangibles and intangible assets related to non-compete agreements, were $649 million and $381 million, respectively. At September 30, 2007 and December 31, 2006, the accumulated amortization of intangible assets was $78 million and $50 million, respectively. At September 30, 2007 and December 31, 2006, below market tenant lease intangibles and above market ground lease intangibles, net were $286 million and $134 million, respectively. At September 30, 2007 and December 31, 2006, the accumulated amortization of intangible liabilities was $24 million and $7 million, respectively.

Impairment of Long-Lived Assets and Goodwill

The Company assesses the carrying value of its long-lived assets, including investments in unconsolidated joint ventures, whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (“SFAS No. 144”) and, with respect to goodwill, at least annually applying a fair-value-based test in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. If the sum of the expected future net undiscounted cash flows is less than the carrying amount of the long-lived asset, an impairment loss will be recognized by adjusting the asset’s carrying amount to its estimated fair value. The determination of the fair value of long-lived assets, including goodwill, involves significant judgment. This judgment is based on the Company’s analysis and estimates of the future operating results and resulting cash flows of each long-lived asset whose carrying amount may not be recoverable. The Company’s ability to accurately predict future operating results, and resulting cash flows, impact the determination of fair value.

Net Investment in Direct Financing Leases

The Company uses the direct finance method of accounting to record income from direct financing leases (“DFLs”). For leases accounted for as DFLs, future minimum lease payments are recorded as a receivable. The difference between the future minimum lease payments and the estimated residual values less the cost of the properties is recorded as unearned income. Unearned income is deferred and amortized to income over the lease terms to provide a constant yield. Investments in direct financing leases are presented net of unamortized unearned income. DFLs have initial terms that range from 5 to 35 years.

Assets Held for Sale and Discontinued Operations

Certain long-lived assets are classified as discontinued operations in accordance with SFAS No. 144.  Long-lived assets to be disposed of are reported at the lower of their carrying amount or their fair value less cost to sell. Further, depreciation of these assets ceases at the time the assets are classified as discontinued operations. Discontinued operations are defined in SFAS No. 144 as a component of an entity that has either been disposed of or is deemed to be held for sale if both the operations and cash flows of the component have been or will be eliminated from ongoing operations as a result of the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction.

Assets Held for Contribution

Properties classified as held for contribution to joint ventures qualify as held for sale under SFAS No. 144, but are not included in discontinued operations due to the Company’s continuing interest in the ventures.

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

Restricted Cash

Restricted cash primarily consists of amounts held by mortgage lenders to provide for future real estate tax expenditures and tenant improvements, tenant capital improvement reserves, security deposits and net proceeds from property sales that were executed as a tax-deferred disposition.

Derivatives

The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires the recognition of all derivative instruments as assets or liabilities in the Company’s condensed consolidated balance sheets at fair value. Changes in the fair value of derivative instruments that are not designated as hedges or that do not meet the hedge accounting criteria of SFAS No. 133 are recognized in earnings. For derivatives designated as hedging instruments in qualifying cash flow hedges, the change in fair value of the effective portion of the derivatives is recognized in accumulated other comprehensive income (loss) whereas the change in fair value of the ineffective portion is recognized in earnings.

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

Income Taxes

The Company has elected and believes it operates so as to qualify as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the “Code”). Under the Code, the Company generally is not subject to federal income tax on its taxable income distributed to stockholders if certain distribution, income, asset and stockholder tests are met. In order to maintain its REIT status, a REIT must generally distribute at least 90% of its annual taxable income, excluding any net capital gain, to stockholders.

On August 1, 2007, the Company acquired Slough Estates USA Inc. (“SEUSA”). Prior to the acquisition, SEUSA was a corporation subject to federal and state income taxes. The Company merged SEUSA with one of its subsidiaries, forming a new REIT subsidiary effective upon close of the transaction. This REIT subsidiary would be subject to a federal and state corporate level tax at the highest regular corporate rate if any gain is recognized within ten years of SEUSA’s conversion to a REIT from a taxable disposition of any assets that SEUSA held at the effective time of its election to be a REIT, but only to the extent of the built-in gain based on the fair market value of those assets on the effective date of the REIT election (which was August 1, 2007). The Company does not expect to dispose of any asset included in the SEUSA acquisition if such a disposition would result in the imposition of a material tax liability. As a result, the Company has not recorded a deferred tax liability associated with this corporate-level tax. Gains from asset dispositions occurring more than 10 years after the acquisition will not be subject to this corporate-level tax. However, the Company may dispose of SEUSA assets before the 10-year period if it is able to affect a tax deferred exchange. At September 30, 2007, the tax basis of the Company’s net assets included in the SEUSA acquisition is less than the reported amounts by $1.8 billion.

Certain activities the Company undertakes must be conducted by entities which elect to be treated as taxable REIT subsidiaries (“TRSs”). TRSs are subject to both federal and state income taxes. For the nine months ended September 30, 2007, income taxes, which are recognized in general and administrative expenses, related to the Company’s TRSs were approximately $1 million and were insignificant for the nine months ended September 30, 2006.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This interpretation, among other things, creates a two step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the highest amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative effect adjustment to the beginning balance of retained earnings. The adoption of FIN 48 on January 1, 2007 did not have a significant impact on the Company’s financial position or results of operations.

The Company, its partnerships and its TRSs file U.S. federal income tax returns and state income and franchise tax returns in over 40 state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations by taxing authorities for years prior to 2004.  The Company’s policy is to recognize interest relating to unrecognized tax benefits in interest expense and related penalties as additional tax expense.  The Company has no material unrecognized tax benefits or no material associated interest or penalty accrual at September 30, 2007.

Marketable Securities

The Company classifies its existing marketable equity and debt securities as available-for-sale in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Investment. These securities are carried at fair market value with unrealized gains and losses reported in stockholders’ equity as a component of accumulated other comprehensive income. Gains or losses on securities sold are based on the specific identification method. When the Company determines declines in fair value of marketable securities are other than temporary, the impairment loss is recognized, to the extent of the decline, as a realized investment loss in the current period’s net income.

Capital Raising Issuance Costs

Costs incurred in connection with the issuance of both common and preferred shares are recorded as a reduction in additional paid-in capital. Costs incurred in connection with the issuance of debt are deferred and included in other assets and amortized to interest expense over the remaining term of the related debt.

Minority Interest — Non-managing Member Unitholders

As of September 30, 2007, there were 8 million non-managing member units outstanding in seven limited liability companies of which the Company is the managing member: HCP DR MCD, LLC; HCPI/Tennessee, LLC; HCPI/Utah, LLC; HCPI/Utah II, LLC; HCPI/Indiana, LLC; HCP DR California, LLC and HCP DR Alabama, LLC. The Company consolidates these entities since it exercises control over them. The non-managing member LLC Units (“DownREIT units”) are exchangeable for an amount of cash approximating the then-existing market value of shares of the Company’s common stock or, at the Company’s option, shares of the Company’s common stock (subject to certain adjustments, such as stock splits and reclassifications).  At September 30, 2007, the market value of the 8 million DownREIT units was $335 million.

Segment Reporting

The Company reports its consolidated financial statements in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”). The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by sector. The Company’s segments include six business segments— (i) Senior Housing, (ii) Medical Office, (iii) Life Science, (iv) Hospital, (v) Skilled Nursing and (vi) Other Healthcare-related.

The acquisition of SEUSA, on August 1, 2007, resulted in a change to the Company’s reportable segments. Prior to the SEUSA acquisition, the Company operated through two reportable segments – Triple-net Leased and Medical Office Buildings.

Life Care Bonds Payable

Two of the Company’s continuing care retirement communities (“CCRCs”) issue non-interest bearing life care bonds payable to certain residents of the CCRCs. Generally, the bonds are refundable to the resident or to the resident’s estate upon termination or cancellation of the CCRC agreement. One of the Company’s other senior housing facilities requires that certain residents of the facility post non-interest bearing occupancy fee deposits that are refundable to the resident or the resident’s estate upon the earlier of the re-letting of the unit or after two years of vacancy. Proceeds from the issuance of new bonds are used to retire existing bonds. As the maturity of these obligations is not determinable, no interest is imputed. These amounts are included in other debt in the Company’s condensed consolidated balance sheets.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurement. SFAS No. 157 requires prospective application for fiscal years beginning after November 15, 2007. The Company is evaluating SFAS No. 157 and has not yet determined the impact the adoption will have on the Company’s financial position or results of operations.

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

Reclassifications

Certain amounts in the prior years’ condensed consolidated financial statements have been reclassified to conform to the current year presentation. The reclassifications include the reclassification of properties sold or held for sale to discontinued operations in accordance with SFAS No. 144.

(3) Mergers and Acquisitions

Slough Estates USA Inc.

On August 1, 2007, the Company closed its acquisition of SEUSA for aggregate cash consideration of approximately $3.0 billion. SEUSA’s life science portfolio is concentrated in the San Francisco Bay Area and San Diego County and comprises 83 existing properties and an established development pipeline.

The calculation of total consideration follows (in thousands):

Payment of aggregate cash consideration	$2,973,911
Estimated acquisition costs	11,290
Preliminary purchase price, net of assumed liabilities	2,985,201
Fair value of liabilities assumed, including debt	220,257
Preliminary purchase price	$3,205,458

Under the purchase method of accounting, the assets and liabilities of SEUSA were recorded at their relative fair values as of the date of the acquisition. As of September 30, 2007, the purchase price allocation is preliminary, and the final purchase price allocation will be determined pending the receipt of information necessary to complete the valuation of certain assets and liabilities, which may result in a change from the initial estimate.

HCP has not identified any material unrecorded pre-acquisition contingencies where an impairment of the related asset or determination of the related liability is probable and the amount can be reasonably estimated. If information becomes available which would indicate it is probable that such events had occurred and the amounts can be reasonably estimated, such items will be included in the final purchase price allocation.

The following table summarizes the preliminary estimated fair values of the SEUSA assets acquired and liabilities assumed as of the acquisition date of August 1, 2007 (in thousands):

Assets acquired
Buildings and improvements	$1,757,338
Developments in process	196,695
Land	839,700
Investments in and advances to unconsolidated joint ventures	33,345
Intangible assets	340,900
Cash and cash equivalents	7,637
Other assets	29,843
Total assets acquired	$3,205,458

Liabilities assumed
Mortgages payable and other debt	$33,553
Intangible liabilities	148,900
Other liabilities	37,804
Total liabilities assumed	220,257
Net assets acquired	$2,985,201

In connection with the Company’s acquisition of SEUSA, the Company obtained, from a syndicate of banks, a financing commitment for a $3.0 billion bridge loan under which $2.75 billion was borrowed at closing. Using proceeds from the sales of real estate in August 2007 and capital market transactions consummated in October 2007, the Company made aggregate payments of approximately $1.4 billion, reducing the outstanding principal balance of the bridge loan to $1.35 billion.

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

Under the merger agreement with CRP, each share of CRP common stock was exchanged for $11.1293 in cash and 0.0865 of a share of HCP’s common stock, equivalent to approximately $2.9 billion in cash, and 22.8 million shares. Fractional shares were paid in cash. The Company financed the cash consideration paid to CRP stockholders and the expenses related to the transaction through a $1.0 billion offering of senior unsecured notes and a draw down under term and bridge loan facilities and a three year revolving credit facility. As of January 22, 2007, the term and bridge facilities had been repaid with proceeds from the issuance of senior notes, secured debt and common stock, disposition of certain real estate properties and from real estate joint ventures.  Simultaneous with the closing of the merger with CRP, HCP also merged with CNL Retirement Corp. (“CRC”) for aggregate consideration of approximately $120 million, which included the issuance of 4.4 million shares of HCP common stock.

Pro Forma Information

The following unaudited pro forma consolidated results of operations for the three and nine months ended September 30, 2007 and 2006 assume that the acquisitions of CRP, CRC and SEUSA were completed as of January 1, 2006 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$303,073	$264,205	$879,392	$782,710
Net income	303,026	8,362	449,945	81,941
Basic earnings per common share	1.44	0.02	2.11	0.34
Diluted earnings per common share	1.44	0.02	2.10	0.34

Pro forma data may not be indicative of the results that would have been obtained had the acquisitions actually occurred at the beginning of each of the periods presented, nor is it intended to be a projection of future results.

(4) Acquisitions of Real Estate Properties

A summary of acquisitions for the nine months ended September 30, 2007, excluding SEUSA (Note 3), follows (in thousands):

	Consideration				Assets Acquired
Acquisitions (1)	Cash Paid	Real Estate	Debt Assumed	DownREIT Units (2)	Real Estate	Net Intangibles
Senior housing facilities	$15,747	$—	$5,357	$—	$247,996	$12,873
Medical office buildings	166,982	—	—	93,887	20,432	672
Hospitals	120,562	35,205	—	84,719	235,084	5,402
Other healthcare facilities	1,815	—	—	2,092	3,907	—
	$305,106	$35,205	$5,357	$180,698	$507,419	$18,947

A summary of acquisitions during the year ended December 31, 2006, excluding CRP and CRC (Note 3) and consolidation of HCP Medical Office Portfolio, LLC (“HCP MOP”) (Note 7), is as follows (in thousands):

	Consideration				Assets Acquired
Acquisitions (1)	Cash Paid	Real Estate	Debt Assumed	DownREIT Units (2)	Real Estate	Net Intangibles
Senior housing facilities	$222,275	$16,600	$68,819	$—	$299,970	$7,724
Medical office buildings	141,449	—	11,928	5,523	147,522	11,378
Hospitals	41,490	—	—	—	40,661	829
Other healthcare facilities	36,070	—	—	—	33,306	2,764
	$441,284	$16,600	$80,747	$5,523	$521,459	$22,695

(1)                                  Includes transaction costs, if any.

(2)                                  Non-managing member LLC units.

During the nine months ended September 30, 2007, excluding the acquisition of SEUSA, the Company acquired properties aggregating $526 million, including the following significant acquisitions:

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

On February 9, 2007, the Company acquired a medical campus that includes two hospital towers, six MOBs and three parking garages for approximately $350 million, including DownREIT units valued at $179 million. The initial yield on this campus is 7.2%.

On February 28, 2007, the Company acquired three MOBs for $25 million from the Cirrus Group, LLC (“Cirrus”). The three MOBs include approximately 131,000 rentable square feet and have an initial yield of 8.2%.

(5) Dispositions of Real Estate, Real Estate Interests and Discontinued Operations

Dispositions of Real Estate

During the nine months ended September 30, 2007, the Company sold 89 properties for $896 million, and recognized gains on sales of real estate of approximately $392 million, which included the sale of 41 properties to Emeritus for $502 million. During the nine months ended September 30, 2006, the Company sold 12 properties for $117 million and recognized gains on sales of real estate of approximately $47 million.

Dispositions of Real Estate Interests

On January 5, 2007, the Company formed a senior housing joint venture (“HCP Ventures II”), which included 25 properties valued at $1.1 billion and encumbered by a $686 million secured debt facility. The 25 properties included in this joint venture were acquired in the Company’s acquisition of CRP and were classified as held for contribution within three months from the close of the CRP acquisition. These assets were not depreciated or amortized, as these assets were held for contribution, and the value allocated to these assets was based on the disposition proceeds received. The Company received approximately $280 million in proceeds, including a one-time acquisition fee of $5.4 million, and no gain or loss was recognized for the sale of the Company’s 65% interest in this joint venture.

On April 30, 2007, the Company formed a medical office buildings (“MOB”) joint venture, HCP Ventures IV, LLC (“HCP Ventures IV”), which included 55 properties valued at approximately $585 million and encumbered by $344 million of secured debt. Upon the disposition of an 80% interest in this venture, the Company received proceeds of $196 million, including a one-time acquisition fee of $3 million, and recognized a gain of $10 million. There were no sales of interests in joint ventures during the nine months ended September 30, 2006.

Properties Held for Sale

At September 30, 2007 and December 31, 2006, the number of assets held for sale was seven and 96 with carrying amounts of $6 million and $502 million, respectively.

Properties Held for Contribution

At December 31, 2006, the Company classified as held for contribution 25 senior housing assets and 52 MOBs with an aggregate carrying value of $1.7 billion. There were no assets classified as held for contribution at September 30, 2007.The following table summarizes income from discontinued operations, gains on sales of real estate and impairments included in discontinued operations for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30,		Nine Months ended September 30,
	2007	2006	2007	2006
Rental and related revenues	$4,063	$21,885	$33,995	$68,817
Other revenues	9	68	3,035	1,118
Total revenues	4,072	21,953	37,030	69,935
Depreciation and amortization expenses	51	5,009	6,465	15,792
Operating expenses	194	277	593	582
Other costs and expenses	83	256	3,836	728
Operating income from discontinued operations	$3,744	$16,411	$26,136	$52,833

Gains on sales of real estate	$286,153	$35,728	$392,269	$46,601

Impairments	$—	$—	$—	$4,711

Number of properties held for sale	7	141	7	141
Number of properties sold	42	4	89	12
Number of properties included in discontinued operations	49	145	96	153

See discussions of the HCP Ventures II and HCP Ventures IV transactions in Note 7.

(6) Net Investment in Direct Financing Leases

The components of net investment in DFLs consisted of the following at September 30, 2007 (dollars in thousands):

Minimum lease payments receivable	$1,424,438
Estimated residual values	468,770
Less unearned income	(1,255,466)
Net investment in direct financing leases	$637,742

Properties subject to direct financing leases	30

The DFLs were acquired in the Company’s merger with CRP. CRP determined that these leases were DFLs, and the Company is generally required to carry forward CRP’s accounting conclusions after the acquisition date relative to their assessment of these leases. Certain leases contain provisions that allow the tenants to elect to purchase the properties during or at the end of the lease terms for the aggregate initial investment amount plus adjustments, if any, as defined in the lease agreements. Certain leases also permit the Company to require the tenants to purchase the properties at the end of the lease terms. Lease payments due to the Company relating to three land-only DFLs with a carrying value of $59.5 million are subordinate to first mortgage construction loans with third parties entered into by the tenants to fund development costs related to the properties. In addition, the Company’s land interest serves as collateral to the first mortgage construction lender.

During the three months ended September 30, 2007, two DFL tenants exercised their purchase options and the Company received proceeds of $51 million and recognized gains of $4.3 million, which are included in income from direct financing leases.

(7) Investments in and Advances to Unconsolidated Joint Ventures

The Company owns interests in the following entities which are accounted for under the equity method at September 30, 2007 (dollars in thousands):

Entity (1)	Investment (2)	Ownership
HCP Ventures II	$145,244	35%
HCP Ventures III, LLC	13,520	30%
HCP Ventures IV, LLC	49,762	20%
Arborwood Living Center, LLC (4)	914	45%
Greenleaf Living Centers, LLC (4)	455	45%
Suburban Properties, LLC	5,176	67%
LASDK LP (5)	14,193	63%
Britannia Biotech Gateway LP (5)	13,971	55%
Torrey Pines Science Center LP (5)	5,364	50%
Advances to unconsolidated joint ventures, net	77
	$248,676

Edgewood Assisted Living Center, LLC (3)(4)	$(484)	45%
Seminole Shores Living Center, LLC (3)(4)	(908)	50%
	$(1,392)

(1)                                  These joint ventures are not consolidated since the Company does not control, through voting rights or other means, the joint ventures. See Note 2 regarding the Company’s policy on consolidation.

(2)                                  Represents the carrying value of the Company’s investment in the unconsolidated joint venture. See Note 2 regarding the Company’s policy for accounting for joint venture interests.

(3)                                  Negative investment amounts are included in accounts payable and accrued liabilities.

(4)                                  As of September 30, 2007, the Company has guaranteed in the aggregate $7 million of a total of $15 million of notes payable for these four joint ventures. No liability has been recorded related to these guarantees as of September 30, 2007.

(5)                                  Represents interests acquired in the SEUSA acquisition.

On October 27, 2006, the Company formed an MOB joint venture, HCP Ventures III, LLC (“HCP Ventures III”), with an institutional capital partner. The joint venture includes 13 properties valued at $140 million and encumbered by $92 million of mortgage debt. Upon sale of a 70% interest in the venture, the Company received approximately $36 million in proceeds, including a one-time acquisition fee of $0.7 million. A 30% interest in the venture was retained by an 85% owned subsidiary of the Company, which represents an effective 26% interest. The Company acts as the managing member and expects to receive ongoing asset management fees.

On January 5, 2007, the Company formed a senior housing joint venture, HCP Ventures II, with an institutional capital partner.  The joint venture includes 25 properties valued at $1.1 billion and encumbered by a $686 million secured debt facility. Upon the sale of a 65% interest in the venture, the Company received approximately $280 million in proceeds, including a one-time acquisition fee of $5.4 million. The one-time acquisition fee of $5.4 million is included in investment management fee income for the nine months ended September 30, 2007. The Company acts as the managing member and expects to receive ongoing asset management fees.

On April 30, 2007, the Company formed an MOB joint venture, HCP Ventures IV, with an institutional capital partner. The joint venture included 55 properties valued at approximately $585 million and encumbered by $344 million of secured debt. Upon the sale of an 80% interest in the venture, the Company received proceeds of $196 million and recognized a gain on sale of real estate interest of $10 million. These proceeds included a one-time acquisition fee of $3 million, which is included in investment management fee income for the nine months ended September 30, 2007. The Company acts as the managing member and expects to receive ongoing asset management fees.

During the nine months ended September 30, 2007, HCP Ventures IV acquired three MOBs valued at $58 million and concurrently placed $38 million of secured debt.  The acquisitions were funded pro-rata by the Company and its joint venture partner.

Summarized unaudited condensed combined financial information for the Company’s unconsolidated joint ventures follows (in thousands):

	September 30, 2007	December 31, 2006
Real estate, net	$1,761,517	$150,206
Other assets, net	196,488	25,358
Total assets	$1,958,005	$175,564

Notes payable	$1,195,485	$116,805
Accounts payable	44,689	13,690
Other partners’ capital	520,927	32,549
HCP’s capital (1)	196,904	12,520
Total liabilities and partners’ capital	$1,958,005	$175,564

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006 (2)	2007	2006 (2)
Total revenues	$44,380	$20,652	$129,412	$60,760
Discontinued operations	—	1,779	—	19,805
Net income	1,634	2,750	10,100	22,463
HCP’s equity income	1,242	1,044	3,758	7,580
Fees earned by HCP	1,602	678	12,062	2,675
Distributions received	2,388	8,561	480,140	13,968

(1)                                 Aggregate basis difference of the Company’s investments in these joint ventures of $50 million is primarily attributable to real estate and related intangible assets.

(2)                                 The amounts for the three and nine months ended September 30, 2006, include the results of HCP MOP.

HCP Medical Office Portfolio, LLC

HCP MOP was a joint venture formed in June 2003 between the Company and an affiliate of General Electric Company (“GE”). HCP MOP was engaged in the acquisition, development and operation of MOB properties. Prior to November 30, 2006, the Company was the managing member and had a 33% ownership interest therein. On November 30, 2006, the Company acquired the interest held by GE for $141 million, which resulted in the consolidation of HCP MOP beginning on that date. The Company is now the sole owner of the venture and its 59 MOBs. Under the purchase method of accounting, the cost of the HCP MOP acquisition was allocated based on the relative fair values as of the date that the Company acquired each of its interests in HCP MOP. During the nine months ended September 30, 2007, the Company revised its initial purchase price allocation of its acquired interest in HCP MOP, which resulted in the Company allocating an additional $43 million to land and reducing intangible assets by the same amount from its preliminary allocation at December 31, 2006.  The changes from the Company’s initial purchase price allocation did not have a significant impact on the Company’s results of operations during the nine months ended September 30, 2007.

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

(8) Loans Receivable

Loans receivable, net consist of the following (in thousands):

	September 30, 2007			December 31, 2006
	Real Estate Secured	Other	Total	Real Estate Secured	Other	Total
Joint venture partners	$—	$7,047	$7,047	$—	$7,054	$7,054
Others	69,275	83,798	153,073	121,482	69,624	191,106
Loan loss allowance	—	(241)	(241)	—	(1,680)	(1,680)
	$69,275	$90,604	$159,879	$121,482	$74,998	$196,480

Through the Company’s merger with CRP, it assumed an agreement to provide an affiliate of the Cirrus Group, LLC with an interest only, senior secured term loan, maturing December 31, 2008, under which up to $85 million may be borrowed to finance the acquisition, development, syndication and operation of new and existing surgical partnerships. Certain of these surgical partnerships are tenants in the MOBs CRP acquired from Cirrus. This loan accrues interest at a rate of 14.0%, of which 9.5% will be payable monthly and the balance of 4.5% will be deferred. The loan is subject to equity contribution requirements and borrower financial covenants that will dictate the draw down availability. The loan is collateralized by all of the assets of the borrower (comprised primarily of interests in partnerships operating surgical facilities in premises leased from a Cirrus affiliate, HCP Ventures IV or the Company) and is guaranteed up to $50 million through a combination of (i) a personal guarantee of up to $13 million by a principal of Cirrus and (ii) a guarantee of the balance by other principals of Cirrus under arrangements for recourse limited only to their interests in certain entities owning real estate.   At September 30, 2007, the carrying value of this loan is $83 million, including accrued interest of $5 million.

On July 12, 2007, the Company received $44 million in proceeds, including $4 million in excess of the carrying value, which was recorded in interest and other income, upon the early repayment of a secured loan receivable due December 28, 2015. This loan was secured by a hospital in Texas and carried an interest rate of 8.75% per annum.

(9) Other Assets

The Company’s other assets consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Available-for-sale debt securities	$291,256	$322,500
Available-for-sale equity securities	15,569	15,159
Goodwill	51,746	51,746
Straight-line rent assets, net	65,644	35,582
Other	89,742	51,348
Total other assets	$513,957	$476,335

Marketable Securities

At September 30, 2007, the Company had debt securities with a carrying value of $291 million, which includes $16 million in unrealized gains. At December 31, 2006, the Company had debt securities with a carrying value of $323 million, which includes $23 million in unrealized gains. At September 30, 2007 and December 31, 2006, there were no debt securities with unrealized losses. These securities accrue interest at interest rates ranging from 9.25% to 9.625%, and mature in November 2016 and April 2017. During the nine months ended September 30, 2007, the Company realized gains totaling $4 million, which were recognized in interest and other income, related to the sale of $45 million, or a portion, of the debt securities. There were no sales of debt securities during the three months ended September 30, 2007 and 2006 or the nine months ended September 30, 2006.

At September 30, 2007, the Company had equity securities with a carrying value of $16 million, which includes $2.6 million in gross unrealized losses and $0.4 million in gross unrealized gains. During the nine months ended September 30, 2007 and 2006, the Company realized gains totaling $1 million and $2 million, respectively, related to the sale of various equity securities. At December 31, 2006, the Company had equity securities with a carrying value of $15 million, which includes $2 million in unrealized gains.

There were no other-than-temporary impairments to debt and equity marketable securities during the three and nine months ended September 30, 2007 and 2006.

(10) Debt

Bank Lines of Credit and Bridge and Term Loans

In connection with the completion of the SEUSA acquisition, on August 1, 2007, the Company terminated its former $1.0 billion line of credit facility and closed on a $2.75 billion bridge loan and a $1.5 billion revolving line of credit facility with a syndicate of banks. The Company incurred a charge of $6.2 million related to the write-off of unamortized loan fees associated with its previous revolving credit facility that was terminated in August 2007.

The Company’s $1.5 billion revolving line of credit facility matures on August 1, 2011, and accrues interest at a rate per annum equal to LIBOR plus a margin ranging from 0.325% to 1.00%, depending upon the Company’s non-credit enhanced senior unsecured long-term debt ratings (“debt ratings”). The Company pays a facility fee on the entire revolving commitment ranging from 0.10% to 0.25%, depending upon its debt ratings. The revolving line of credit facility contains a negotiated rate option available for up to 50% of the borrowings, whereby the lenders participating in the credit facility bid on the interest to be charged and which may result in a reduced interest rate. Based on the Company’s debt ratings on October 1, 2007, the margin on the revolving line of credit facility is 0.55% and the facility fee is 0.15%. As of September 30, 2007, there was no balance outstanding under the $1.5 billion revolving line of credit facility.

The Company’s bridge loan for $2.75 billion matures on July 31, 2008 and accrues interest at a rate per annum equal to LIBOR plus a margin ranging from 0.425% to 1.25%, depending upon the Company’s debt ratings. Based on the Company’s debt ratings on October 26, 2007, the margin on the bridge loan facility is 0.70%. The bridge loan facility includes two 6-month extensions. Using proceeds from sales of real estate in August 2007 and capital market transactions in October 2007, the Company made aggregate payments of approximately $1.4 billion, reducing the outstanding principal balance of the bridge loan to $1.35 billion.

The revolving line of credit facility contains certain financial restrictions and other customary requirements. Among other things, these covenants, using terms defined in the agreement, initially limit the ratio of (i) Consolidated Total Indebtedness to Consolidated Total Asset Value to 75%, (ii) Secured Debt to Consolidated Total Asset Value to 30% and (iii) Unsecured Debt to Consolidated Unencumbered Asset Value to 90%. The agreement also requires that the Company maintains (i) a Fixed Charge Coverage ratio, as defined in the agreement, of 1.50 times and (ii) a formula-determined Minimum Consolidated Tangible Net Worth. These financial covenants become more restrictive over a period of approximately two years and ultimately (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 65% and (iii) require a Fixed Charge Coverage ratio, as defined in the agreement, of 1.75 times. As of September 30, 2007, the Company was in compliance with each of the restrictions and requirements of its revolving line of credit facility.

On January 22, 2007, the Company repaid all amounts outstanding under a former $1.7 billion term loan, issued in connection with the October 2006 CRP acquisition, with proceeds from capital market and joint venture transactions.

Senior Unsecured Notes

On January 22, 2007, the Company issued $500 million in aggregate principal amount of 6.00% senior unsecured notes due in 2017. The notes were priced at 99.323% of the principal amount for an effective yield of 6.09%. The Company received net proceeds of approximately $493 million, which were used to repay its former term loan facility and reduce outstanding borrowings under its revolving credit facility.

At September 30, 2007, the Company had $3.2 billion in aggregate principal amount of senior unsecured notes outstanding. Interest rates on the notes ranged from 4.88% to 7.07% with a weighted average effective rate of 6.09% at September 30, 2007. Discounts and premiums are amortized to interest expense over the term of the related debt.

On October 15, 2007, the Company issued $600 million in aggregate principal amount of 6.70% senior unsecured notes due in 2018. The notes were priced at 99.793% of the principal amount for an effective yield of 6.73%. The Company received net proceeds of approximately $595 million, which were used to repay outstanding borrowings under the Company’s bridge loan.

The senior unsecured notes contain certain covenants including limitations on debt and other customary terms. As of September 30, 2007, the Company was in compliance with these covenants.

Mortgage Debt

On April 27, 2007, in anticipation of the formation of HCP Ventures IV, $122 million of 10-year term mortgage notes were placed with an interest rate of 5.53%. The proceeds from the placement of these notes were used to repay borrowings under the Company’s previous $1.0 billion revolving credit facility and for other general corporate purposes.

At September 30, 2007, the Company had $1.3 billion in mortgage debt secured by 200 healthcare facilities with a carrying amount of $3.0 billion. Interest rates on the mortgage notes ranged from 3.80% to 8.63% with a weighted average effective rate of 6.07% at September 30, 2007.

The instruments encumbering the properties restrict title transfer of the respective properties subject to the terms of the mortgage, prohibit additional liens, restrict prepayment, require payment of real estate taxes, maintenance of the properties in good condition, maintenance of insurance on the properties and include a requirement to obtain lender consent to enter into and terminate material tenant leases.

Other Debt

At September 30, 2007, the Company had $109.2 million of non-interest bearing Life Care Bonds at two of its CCRCs and non-interest bearing occupancy fee deposits at another of its senior housing facilities, all of which were payable to certain residents of the facilities (collectively “Life Care Bonds”). At September 30, 2007, $38.4 million of the Life Care Bonds were refundable to the residents upon the resident moving out or to a resident’s estate upon the resident’s death, and $70.8 million of the Life Care Bonds were refundable after the unit has been successfully remarketed to a new resident.

(11) Stockholders’ Equity

Preferred Stock

On January 29, 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.45313 per share on its Series E cumulative redeemable preferred stock and $0.44375 per share on its Series F cumulative redeemable preferred stock. These dividends were paid on March 31, 2007 to stockholders of record as of the close of business on March 15, 2007.

On April 25, 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.45313 per share on its Series E cumulative redeemable preferred stock and $0.44375 per share on its Series F cumulative redeemable preferred stock. These dividends were paid on June 29, 2007 to stockholders of record as of the close of business on June 15, 2007.

On July 26, 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.45313 per share on its Series E cumulative redeemable preferred stock and $0.44375 per share on its Series F cumulative redeemable preferred stock. These dividends were paid on September 28, 2007 to stockholders of record as of the close of business on September 14, 2007.

On October 25, 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.45313 per share on its Series E cumulative redeemable preferred stock and $0.44375 per share on its Series F cumulative redeemable preferred stock. These dividends will be paid on December 31, 2007 to stockholders of record as of the close of business on December 17, 2007.

Common Stock

During the nine months ended September 30, 2007 and 2006, the Company issued 1.1 million and 596,000 shares, respectively, of common stock under its Dividend Reinvestment and Stock Purchase Plan. The Company issued 328,000 and 360,000 shares upon exercise of stock options during the nine months ended September 30, 2007 and 2006, respectively.

During the nine months ended September 30, 2007 and 2006, the Company issued 273,000 and 102,000 shares of restricted stock, respectively, under the Company’s 2000 Stock Incentive Plan, as amended, and the Company’s 2006 Performance Incentive Plan. The Company also issued 110,000 and 121,000 shares upon the vesting of performance restricted stock units during the nine months ended September 30, 2007 and 2006, respectively.

On January 19, 2007, the Company issued 6.8 million shares of its common stock and received net proceeds of approximately $261.1 million, which were used to repay outstanding borrowings under the Company’s previous term loan and previous $1.0 billion revolving credit facility.

On January 29, 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.445 per share of common stock. The common stock cash dividend was paid on February 21, 2007 to stockholders of record as of the close of business on February 5, 2007.

On April 25, 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.445 per share of common stock. The common stock cash dividend was paid on May 18, 2007 to stockholders of record as of the close of business on May 7, 2007.

On July 26, 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.445 per share of common stock. The common stock cash dividend was paid on August 21, 2007 to stockholders of record as of the close of business on August 6, 2007.

On October 5, 2007, the Company issued 9 million shares of common stock and received net proceeds of approximately $302.6 million, which were used to repay borrowings under the Company’s bridge loan.

On October 25, 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.445 per share of common stock. The common stock cash dividend will be paid on November 19, 2007 to stockholders of record as of the close of business on November 5, 2007.

Accumulated Other Comprehensive Income (“AOCI”)

	September 30, 2007	December 31, 2006
	(in thousands)
AOCI—unrealized gains on available-for-sale securities	$13,835	$24,536
AOCI—unrealized losses on cash flow hedges, net	(3,950)	(4,596)
Foreign currency translation adjustment	(28)	—
Supplemental Executive Retirement Plan minimum liability	(2,139)	(2,215)
	$7,718	$17,725

(12) Operator Concentration

Revenue from rental properties and DFLs managed by Sunrise Senior Living, Inc. (“Sunrise”) accounted for 14% of the Company’s revenue for the nine months ended September 30, 2007. The carrying amount of the Company’s real estate assets and DFL properties managed by Sunrise was $2.1 billion at September 30, 2007. Prior to the Company’s merger with CRP on October 5, 2006, Sunrise was not an operator of any of the Company’s properties.

Sunrise is a publicly traded company and is subject to the informational filing requirements of the Securities and Exchange Act of 1934, as amended. Accordingly, Sunrise is required to file periodic reports on Form 10-K and Form 10-Q with the SEC disclosing the results of its operations and its financial condition among other factors affecting its business.

Certain operators of the Company’s properties, including Sunrise, are experiencing financial, legal and regulatory difficulties. The loss of a significant operator or a combination of smaller operators could have a material adverse impact on the Company’s financial position or results of operations.

(13) Impairments

During the three and nine months ended September 30, 2007, no properties were deemed to be impaired. During the nine months ended September 30, 2006, three properties were deemed impaired resulting in impairment charges of $4.7 million. Impairment charges principally arose as a result of an assessment of the planned near-term disposition of two properties and a decrease in expected cash flows from a third property.

(14) Segment Disclosures

The Company invests directly, or through joint ventures, in healthcare-related facilities located primarily throughout the United States. The Company evaluates its business and makes resource allocations on its six business segments— (i) Senior Housing, (ii) Medical Office, (iii) Life Science, (iv) Hospital, (v) Skilled Nursing and (vi) Other Healthcare-related. Under the Senior Housing, Life Science, Hospital, Skilled Nursing and Other Healthcare-related segments, the Company invests primarily in single tenant properties through acquisition and development of real estate, secured financing and investment in marketable debt securities of operators in these sectors. Under the Medical Office segment, the Company invests through acquisition and secured financing in MOBs that are primarily leased under gross or modified gross leases, generally to multiple tenants, and which generally require a greater level of property management. The acquisition of SEUSA on August 1, 2007 resulted in a change to the Company’s reportable segments. Prior to the SEUSA acquisition, the Company operated through two reportable segments – Triple-net Leased and Medical Office Buildings. The Senior Housing, Life Science, Hospital, Skilled Nursing and Other Healthcare-related segments were previously aggregated under the Company’s Triple-net Leased segment. SEUSA’s results are included in the Company’s consolidated financial statements from the date of the Company’s acquisition on August 1, 2007. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). There are no intersegment sales or transfers. The Company evaluates performance based upon property net operating income from continuing operations (“NOI”) of the combined properties in each segment.

Non-segment revenue consists mainly of gains on sales of marketable securities and other income. Non-segment assets consist of corporate assets including cash, restricted cash, accounts receivable, net, equity securities and deferred financing costs. Interest expense, depreciation and amortization and other non-property specific revenues and expenses are not allocated to individual segments in determining the Company’s performance measure.

HCP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summary information for the reportable segments during the periods indicated follows (in thousands):

For the three months ended September 30, 2007:

Segments	Rental and Related Revenues	Income From DFLs	Investment Management Fees	Interest and Other	Total Revenues	NOI (1)

Senior Housing	$79,351	$18,832	$806	$632	$99,621	$75,797
Medical Office	80,679	—	796	2,942	84,417	42,795
Life Science	35,730	—	—	—	35,730	25,884
Hospital	33,497	—	—	7,495	40,992	32,650
Skilled Nursing	10,905	—	—	439	11,344	10,828
Other Healthcare-related	2,105	—	—	—	2,105	1,731
Total segments	242,267	18,832	1,602	11,508	274,209	189,685
Non-segment revenues	—	—	—	10,040	10,040	—
Total	$242,267	$18,832	$1,602	$21,548	$284,249	$189,685

For the three months ended September 30, 2006:

Segments	Rental and Related Revenues	Investment Management Fees	Interest and Other	Total Revenues	NOI (1)

Senior Housing	$30,530	$—	$597	$31,127	$27,258
Medical Office	41,399	678	18	42,095	26,095
Life Science	4,420	—	—	4,420	3,436
Hospital	23,431	—	2,214	25,645	23,431
Skilled Nursing	10,423	—	591	11,014	10,417
Other Healthcare-related	2,031	—	—	2,031	1,695
Total segments	112,234	678	3,420	116,332	92,332
Non-segment revenues	—	—	3,483	3,483	—
Total	$112,234	$678	$6,903	$119,815	$92,332

For the nine months ended September 30, 2007:

Segments	Rental and Related Revenues	Income From DFLs	Investment Management Fees	Interest and Other	Total Revenues	NOI (1)

Senior Housing	$217,045	$49,037	$7,770	$1,589	$275,441	205,885
Medical Office	251,289	—	4,292	8,029	263,610	143,218
Life Science	45,875	—	—	—	45,875	33,624
Hospital	96,074	—	—	23,076	119,150	95,111
Skilled Nursing	32,449	—	—	1,318	33,767	32,321
Other Healthcare-related	6,262	—	—	—	6,262	5,171
Total segments	648,994	49,037	12,062	34,012	744,105	515,330
Non-segment revenues	—	—	—	20,743	20,743	—
Total	$648,994	$49,037	$12,062	$54,755	$764,848	$515,330

For the nine months ended September 30, 2006:

Segments	Rental and Related Revenues	Investment Management Fees	Interest and Other	Total Revenues	NOI (1)

Senior Housing	$82,909	$—	$2,364	$85,273	$73,941
Medical Office	119,946	2,675	55	122,676	76,623
Life Science	12,800	—	—	12,800	9,796
Hospital	67,828	—	6,751	74,579	67,827
Skilled Nursing	30,648	—	9,659	40,307	30,626
Other Healthcare-related	6,043	—	—	6,043	5,109
Total segments	320,174	2,675	18,829	341,678	263,922
Non-segment revenues	—	—	7,158	7,158	—
Total	$320,174	$2,675	$25,987	$348,836	$263,922

(1)                                  NOI is a non-GAAP supplemental financial measure used to evaluate the operating performance of real estate properties. The Company defines NOI as rental revenues, including tenant reimbursements, less property-level operating expenses, which exclude depreciation and amortization, general and administrative expenses, impairments, interest expense and discontinued operations. The Company believes NOI provides investors relevant and useful information because it measures the operating performance of the Company’s real estate at the property level on an unleveraged basis. The Company uses NOI to make decisions about resource allocations and assess property-level performance. The Company believes that net income is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income as defined by GAAP since it does not reflect the aforementioned excluded items. Further, the Company’s definition of NOI may not be comparable to that of other real estate investment trusts, as those companies may use different methodologies for calculating NOI.

The following is a reconciliation from NOI to reported net income, a financial measure under GAAP (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net operating income from continuing operations	$189,685	$92,332	$515,330	$263,922
Income from DFLs	18,832	—	49,037	—
Investment management fee income	1,602	678	12,062	2,675
Interest and other income	21,548	6,903	54,755	25,987
Interest expense	(103,829)	(36,727)	(255,918)	(101,986)
Depreciation and amortization	(74,253)	(27,779)	(195,415)	(80,033)
General and administrative	(16,558)	(8,261)	(55,443)	(25,137)
Equity income from unconsolidated joint ventures	1,242	1,044	3,758	7,580
Gain on sale of real estate interest	—	—	10,141	—
Minority interests’ share of earnings	(6,018)	(3,511)	(17,992)	(11,458)
Total discontinued operations	289,897	52,139	418,405	94,723
Net income	$322,148	$76,818	$538,720	$176,273

The Company’s total assets by segment follows (in thousands):

Segments	September 30, 2007	December 31, 2006

Senior Housing	$4,334,925	$5,919,517
Medical Office	2,276,135	2,438,607
Life Science	3,207,335	164,724
Hospital	1,389,486	951,548
Skilled Nursing	324,374	336,494
Other Healthcare-related	68,585	99,574
Gross segment assets	11,600,840	9,910,464
Accumulated depreciation and amortization	(727,233)	(660,670)
Net segment assets	10,873,607	9,249,794
Non-segment assets	1,222,526	762,955
Total assets	$12,096,133	$10,012,749

(15) Supplemental Cash Flow

Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2007	2006
	(in thousands )
Interest paid, net of capitalized interest and other	$234,051	$98,364
Taxes paid	958	13
Supplemental schedule of non-cash investing activities:
Capitalized interest	4,024	588
Accrued construction costs	18,868	—
Real estate exchanged in real estate acquisitions	35,205	16,600
Supplemental schedule of non-cash financing activities:
Restricted stock issued	273	102
Vesting of restricted stock units	110	117
Cancellation of restricted stock	(34)	(60)
Conversion of non-managing member units into common stock	157	274
Mortgages assumed with real estate acquisitions	5,357	73,321
Non-managing member units issued in connection with acquisitions	180,698	5,523
Unrealized gains (losses) on available for sale securities and derivatives designated as cash flow hedges	(6,241)	314

See also discussions of the SEUSA and CRP acquisitions and HCP Ventures II and HCP Ventures IV transactions in Notes 3 and 7, respectively.

(16) Earnings Per Share of Common Stock

The Company computes earnings per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per common share is computed by dividing net income applicable to common shares by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is calculated including the effect of dilutive securities. Approximately 0.6 million and 1.2 million options to purchase shares of common stock during the three months ended September 30, 2007 and 2006, respectively, were not included because they are not dilutive. Additionally, 10.1 million shares issuable upon conversion of 7.6 million DownREIT units during the three months ended September 30, 2007, and 6.0 million shares issuable upon conversion of 3.4 million DownREIT units during the three months ended September 30, 2006, were not included because they are not dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands, except per share data)		(in thousands, except per share data)
Numerator
Income from continuing operations	$32,251	$24,679	$120,315	$81,550
Preferred stock dividends	(5,282)	(5,282)	(15,848)	(15,848)
Income from continuing operations applicable to common shares	26,969	19,397	104,467	65,702
Discontinued operations	289,897	52,139	418,405	94,723
Net income applicable to common shares for basic and diluted earnings per share	$316,866	$71,536	$522,872	$160,425
Denominator
Basic weighted average common shares	206,186	136,682	205,322	136,402
Dilutive stock options and restricted stock	884	896	1,350	807
Diluted weighted average common shares	207,070	137,578	206,672	137,209
Basic earnings per common share
Income from continuing operations	$0.13	$0.14	$0.51	$0.48
Discontinued operations	1.41	0.38	2.04	0.70
Net income applicable to common shares	$1.54	$0.52	$2.55	$1.18

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands, except per share data )		(in thousands, except per share data )
Diluted earnings per common share
Income from continuing operations	$0.13	$0.14	$0.51	$0.48
Discontinued operations	1.40	0.38	2.02	0.69
Net income applicable to common shares	$1.53	$0.52	$2.53	$1.17

(17) Derivative Financial Instruments

In July 2005, the Company entered into three interest-rate swap contracts that are designated as hedging the variability in expected cash flows for variable rate debt assumed in connection with the acquisition of a portfolio of real estate assets in July 2005. The cash flow hedges have a notional amount of $45.6 million and expire in July 2020. The fair value of these contracts at September 30, 2007 was $0.1 million and is included in accounts payable and accrued liabilities. For the nine months ended September 30, 2007, the Company recognized interest expense of $47,000 attributable to the contracts. The Company determined that these swap agreements were highly effective in offsetting future variable-interest cash flows related to the assumed mortgages. The effective portion of gains and losses on these contracts is recognized in accumulated other comprehensive income whereas the ineffective portion is recognized in earnings. During the nine months ended September 30, 2007 and 2006, there was no ineffective portion related to these hedges.

(18) Commitments and Contingencies

Legal Proceedings.   From time to time, the Company is a party to legal proceedings, lawsuits and other claims that arise in the ordinary course of the Company’s business.  Regardless of their merits, these matters may force the Company to expend significant financial resources.  Except as described below, the Company is not aware of any legal proceedings or claims that it believes may have, individually or taken together, a material adverse effect on the Company’s business, prospects, financial condition or results of operations. The Company’s policy is to accrue legal expenses as they are incurred.

On May 3, 2007, Ventas, Inc. filed a complaint against the Company in the United States District Court for the Western District of Kentucky, asserting claims of tortious interference with contract and tortious interference with prospective business advantage. The complaint alleges, among other things, that the Company interfered with Ventas’ purchase agreement with Sunrise Senior Living Real Estate Investment Trust (“Sunrise REIT”); that the Company interfered with Ventas’ prospective business advantage in connection with the Sunrise REIT transaction; and that the Company’s actions caused Ventas to suffer damages, including the payment of over $100 million in additional consideration to acquire the Sunrise REIT assets. Ventas is seeking monetary relief, including compensatory and punitive damages, against the Company. On July 2, 2007, the Company filed its answer to Ventas’ complaint and a motion to dismiss the complaint in its entirety. The Company believes that Ventas’ claims are without merit and intends to vigorously defend against Ventas’ lawsuit. The Company expects that defending its interests in this matter will require it to expend significant funds. The Company is unable to estimate the ultimate aggregate amount of monetary liability or financial impact with respect to this matter as of September 30, 2007.

In April 2007, the Company and Health Care Property Partners (“HCPP”), a joint venture between the Company and an affiliate of Tenet Healthcare Corporation (“Tenet”), served Tenet and certain Tenet subsidiaries with notices of default with respect to a hospital in Tarzana, California, and two other hospitals that are leased by such affiliates from the Company and HCPP.  The notices of default generally relate to deferred maintenance and compliance with legal requirements, including compliance with the requirements of State of California Senate Bill 1953 (“SB 1953”) (further described below).  On May 8, 2007, certain subsidiaries of Tenet filed a complaint against the Company in the Superior Court of the State of California for the County of Los Angeles with respect to the hospital owned by the Company and initiated arbitration actions with respect to the two hospitals owned by HCPP, in each case asserting various causes of action generally relating to such notices of default.  Upon Tenet’s failure to fully remedy all of the items set forth in the notices of default to the Company’s satisfaction, the Company, on July 27, 2007, exercised its right to terminate the leases to Tenet of four other hospitals owned by the Company, effective December 31, 2007, invoking cross-default provisions under such leases. On September 24, 2007, Tenet amended its original complaint and added claims by the lessees under the four terminated leases substantially similar to the previously-filed claims.  Tenet’s subsidiaries are seeking declaratory, injunctive and monetary relief, including compensatory and punitive damages, against the Company and HCPP. On October 8, 2007, HCPP responded to the claims by

Tenet’s subsidiaries in the arbitration action, raising its own claims against Tenet and the lessees of the two hospitals relating to the matters described in the notices of default, and on October 17, 2007, the Company similarly filed a counterclaim against Tenet and the plaintiffs in the California state court action. On October 16, 2007, Lake Health Care Facilities, Inc., another subsidiary of Tenet and the non-managing general partner of HCPP filed a complaint against the Company in the Superior Court of the State of California for the County of Los Angeles in which it alleges that the service of the notices of default upon HCPP’s tenants was a breach of the Company’s fiduciary duties as managing partner of HCPP and that the Company has breached the HCPP partnership agreement. The Company believes that the claims by Tenet’s subsidiaries are without merit and intends to vigorously defend against their lawsuit.

State of California Senate Bill 1953.   The hospital owned by the Company in Tarzana, California, which hospital is the subject of the litigation with Tenet described above, is affected by SB 1953, which requires certain seismic safety building standards for acute care hospital facilities. This hospital is operated by Tenet under a lease expiring in February 2009. The Company is currently reviewing the SB 1953 compliance of this hospital, multiple plans of action to cause such compliance, the estimated time for completing the same, and the cost of performing necessary retrofitting of the property. As indicated above, the Company is currently disputing with Tenet responsibility for performance of compliance activities.  Rental income from the hospital for the nine months ended September 30, 2007 was $6.5 million and for the year ended December 31, 2006, was $10.8 million. The carrying amount of the property was $72.3 million at September 30, 2007.

Development Commitments.   As of September 30, 2007, the Company was committed under the terms of contracts to complete the construction of properties undergoing development and land held for development at a remaining aggregate cost of approximately $182 million.

Master Trust Liabilities.   Certain residents of two of the Company’s senior housing facilities have entered into a master trust agreement with the operator of the facilities whereby amounts paid upfront by such residents were deposited into a trust account. These funds were then made available to the senior housing operator in the form of a non-interest bearing loan to provide permanent financing for the related communities. The operator of the senior housing facility is the borrower under these arrangements; however, two of the Company’s properties are collateral under the master trust agreements. As of September 30, 2007, the remaining obligation under the master trust agreements for these two properties is $14.1 million. The Company’s property is released as collateral as the master trust liabilities are extinguished.

Credit Enhancement Guarantee.    Certain of the Company’s senior housing facilities are collateral for $142 million of debt (maturing May 1, 2025) that is owed by a previous owner of the facilities.  The Company’s obligation under such indebtedness is guaranteed by the debtor who has an investment grade credit rating.  These senior housing facilities, which are classified as DFLs, were acquired in the Company’s merger with CRP.  As of September 30, 2007, the facilities have a carrying value of $345.8 million.

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

(19)  Subsequent Events

On October 24, 2007, the Company entered into a forward starting interest rate swap agreement, designated as a cash flow hedge, with a notional amount of $500 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Language Regarding Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q that are not historical factual statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The statements include, among other things, statements regarding the intent, belief or expectations of HCP, Inc. (“HCP,” the “Company” or “we”) and its officers and can be identified by the use of terminology such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “should” and other comparable and derivative terms or the negatives thereof. In addition, the Company, through our senior management, from time to time, makes forward-looking oral and written public statements concerning our expected future operations and other developments. Readers are cautioned that, while forward-looking statements reflect our good faith belief and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties. Actual results may differ materially from the expectations contained in the forward-looking statements as a result of various factors. In addition to the factors set forth under “Part I, Item 1A - Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as supplemented by “Part II, Item 1A Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, readers should consider the following:

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

h)                                     The risk that we will not be able to sell or lease facilities that are currently vacant or at competitive rates;

i)                                         The potential costs of State of California Senate Bill 1953 compliance with respect to our hospital in Tarzana, California;

j)                                         The financial, legal and regulatory difficulties of significant operators of our properties, including Sunrise Senior Living, Inc.;

k)                                      The risk that we may not be able to integrate acquired businesses successfully or achieve the operating efficiencies and other benefits of acquisitions within expected time-frames or at all, or within expected cost projections; and

l)                                         The potential impact of existing and future litigation matters.

Except as required by law, the Company undertakes no, and hereby disclaims any, obligation to update any forward-looking statements, whether as a result of new information, changed circumstances or otherwise.

Executive Summary

HCP, Inc., formerly known as Health Care Property Investors, Inc., is a self-administered real estate investment trust (“REIT”) that, together with its consolidated entities, invests directly, or through joint ventures, in healthcare-related facilities located primarily throughout the United States.  We invest directly, often structuring sale-leaseback transactions, and through joint ventures. At September 30, 2007, our real estate portfolio, excluding assets held for sale, but including assets held through joint ventures and mortgage loans, consisted of interests in 753 properties.

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

Our strategy contemplates acquiring and developing properties on terms that are favorable to us. We attempt to structure transactions that are tax-advantaged and mitigate risks in our underwriting process. Generally, we prefer larger, more complex private transactions that leverage our management team’s experience and our infrastructure. During the nine months ended September 30, 2007, we made gross investments of $3.7 billion that had an average first year yield on cost of 6.6%.

We follow a disciplined approach to enhancing the value of our existing portfolio, including the ongoing evaluation of properties that no longer fit our strategy for potential disposition.  During the nine months ended September 30, 2007, we sold 89 properties for $896 million and marketable securities for $53 million. At September 30, 2007, we had seven properties with a carrying amount of $6 million classified as held for sale.

We primarily generate revenue by leasing healthcare-related facilities under long-term operating leases. Most of our rents are received under triple-net leases or leases that provide for a recovery of nearly 100% of operating expenses; however, medical office building (“MOB”) rents are structured as gross or modified gross leases. Accordingly, for MOBs we incur certain property operating expenses, such as real estate taxes, repairs and maintenance, property management fees, utilities and insurance. Our growth depends, in part, on our ability to (i) increase rental income by increasing occupancy levels and rental rates, (ii) maximize tenant recoveries given underlying lease structures and (iii) control operating and other expenses. Our operations are impacted by property-specific, market-specific, general economic and other conditions.

Access to external capital on favorable terms is critical to the success of our strategy. We attempt to match the long-term duration of our leases with long-term fixed rate financing. At September 30, 2007, 44% of our consolidated debt was at variable interest rates, which includes a $2.75 billion bridge loan that was used to pay the cash consideration of our acquisition of SEUSA. Using proceeds from sales of real estate in August and October 2007 capital market transactions, we made aggregate payments of approximately $1.4 billion reducing the outstanding principal balance of our bridge loan to $1.35 billion, which in turn, has reduced our variable interest rate exposure. We intend to maintain an investment grade rating on our fixed income securities and manage various capital ratios and amounts within appropriate parameters. As of October 29, 2007, our senior debt was rated Baa3 by Moody’s Investors Service, BBB by Standard & Poor’s Ratings Group and BBB by Fitch Ratings.

Access to the capital markets impacts our cost of capital and our ability to refinance existing indebtedness as it matures, as well as to fund future acquisitions and development through the issuance of additional securities. Our ability to access capital on favorable terms is dependent on various factors, including general market conditions, interest rates, credit ratings on our securities, perception of our potential future earnings and cash distributions and the market price of our capital stock.

2007 Overview

Acquisition of Slough Estates USA Inc.

On August 1, 2007, we closed our acquisition of SEUSA for aggregate cash consideration of approximately $3.0 billion. SEUSA’s life science portfolio is concentrated in the San Francisco Bay Area and San Diego County and comprises 83 existing properties representing approximately 5.2 million square feet and an established development pipeline of 3.8 million square feet upon completion. The results of operations of SEUSA are included in our results of operations beginning after August 1, 2007 and are included in our Life Science segment.

Other Investment Transactions

During the three months ended September 30, 2007, we made investments, excluding the acquisition of SEUSA, of $118 million with an average yield of 7.8%. Our investments, including the acquisition of SEUSA, for the nine months ended September 30, 2007 aggregated to $3.7 billion with an average yield of 6.6%, and were made in the following sectors: (i) 83% life science, (ii) 9% MOBs, (iii) 7% hospitals and (iv) 1% senior housing and other healthcare facilities, including the following:

•                  On January 31, 2007, we acquired three long-term acute care hospitals and received proceeds of $36 million in exchange for 11 skilled nursing facilities (“SNFs”) valued at $77 million. We recognized a $47 million gain on the sale of these 11 SNFs. The three acquired properties have an initial lease term of ten years, with two ten-year renewal options, and an initial contractual yield of 12% with escalators based on the lessee’s revenue growth. The acquired properties are included in a new master lease that contains 14 properties leased to the same operator.

•                  On February 9, 2007, we acquired the Medical City Dallas campus, which includes two hospital towers, six MOBs and three parking garages, for approximately $350 million, including non-managing member LLC units (“DownREIT units”) valued at $179 million. The initial yield on this campus is approximately 7.2%.

•                  On February 28, 2007, we acquired three MOBs for $25 million from the Cirrus Group, LLC. The three MOBs include approximately 131,000 rentable square feet and have an initial yield of 8.2%.

During the three months ended September 30, 2007, we sold 42 properties for $504 million, which included the sale of 41 properties to Emeritus for $501.5 million. Our sales of properties and marketable securities for the nine months ended September 30, 2007 aggregated $949 million and were made from the following sectors: (i) 58% senior housing, (ii) 33% SNFs, (iii) 5% hospitals, (iv) 3% MOB and (v) 1% other healthcare facilities.

For the three and nine months ended September 30, 2007, we recognized gains from sales of real estate and real estate interest of $286.2 million and $402.4 million, respectively. For the nine months ended September 30, 2007, we recognized gains from sales of debt and equity securities of $5 million.

Joint Venture Transactions

On January 5, 2007, we formed a senior housing joint venture, HCP Ventures II, with an institutional capital partner. The joint venture included 25 properties valued at $1.1 billion and encumbered by a $686 million secured debt facility. Upon the sale of a 65% interest, we received approximately $280 million in proceeds, including a one-time acquisition fee of $5.4 million. We act as the managing member and expect to receive ongoing asset management fees.

On April 27, 2007, in anticipation of the formation of HCP Ventures IV, LLC (“HCP Ventures IV”), we placed $122 million of 10-year term mortgage notes with an interest rate of 5.53%. The proceeds from these notes were used to repay outstanding borrowings under our previous revolving credit facility and for other general corporate purposes.

On April 30, 2007, we formed an MOB joint venture, HCP Ventures IV, with an institutional capital partner.  The joint venture included 55 properties valued at approximately $585 million and encumbered by $344 million of secured debt. Upon the sale of an 80% interest in the venture, we received proceeds of $196 million and recognized a gain on the sale of our real estate interest of $10 million. These proceeds include a one-time acquisition fee of $3 million. We act as the managing member and expect to receive ongoing asset management fees.

During the nine months ended September 30, 2007, HCP Ventures IV acquired three MOBs valued at $58 million and concurrently placed $38 million of secured debt. The acquisitions were funded pro-rata by us and our joint venture partner.

Capital Market Transactions

On January 19, 2007, we issued 6.8 million shares of common stock. We received net proceeds of approximately $261 million, which were used to repay a portion of the borrowings outstanding under our former term loan facility.

On January 22, 2007, we issued $500 million in aggregate principal amount of 6.00% senior unsecured notes due in 2017. The notes were priced at 99.323% of the principal amount for an effective yield of 6.09%. We received net proceeds of approximately $493 million, which were used to repay our former term loan facility and reduce borrowings under our former $1.0 billion revolving credit facility.

On August 1, 2007, in connection with the completion of the SEUSA acquisition, we closed on a 364-day $2.75 billion bridge loan and a four-year $1.5 billion revolving line of credit facility with a syndicate of banks. The facilities contain covenants similar to those contained in our previous revolving credit agreement, including leverage ratios, a secured debt ratio, an unsecured debt ratio, a fixed charge coverage ratio and a minimum net worth test. In October 2007, we made aggregate payments of approximately $1.4 billion, reducing the outstanding principal balance of the bridge loan to $1.35 billion.

On October 5, 2007, we issued 9 million shares of common stock and received net proceeds of approximately $303 million, which were used to repay outstanding borrowings under our bridge loan facility.

On October 15, 2007, we issued $600 million in aggregate principal amount of 6.70% senior unsecured notes due in 2018. The notes were priced at 99.793% of the principal amount for an effective yield of 6.73%. We received net proceeds of approximately $595 million, which were used to repay outstanding borrowings under our bridge loan facility.

Other Events

On October 25, 2007, our Board of Directors declared a quarterly common stock cash dividend of $0.445 per share. The common stock dividend will be paid on November 19, 2007 to stockholders of record as of the close of business on November 5, 2007.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on our experience and on various other assumptions believed to be reasonable under the circumstances. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. The critical accounting policies used in the preparation of our condensed consolidated financial statements are described in our consolidated financial statements and notes thereto for the year ended December 31, 2006 included in our Current Report on Form 8-K, filed with the Securities and Exchange Commission (“SEC”) on September 20, 2007.

Results of Operations

We completed our acquisition of CNL Retirement Properties, Inc. (“CRP”) and CNL Retirement Corp. (“CRC”) on October 5, 2006, the interest held by an affiliate of General Electric in HCP Medical Office Properties (“HCP MOP”) on November 30, 2006 and SEUSA on August 1, 2007. The results of operations resulting from these acquisitions are reflected in our condensed consolidated financial statements from those dates.

We are required to make subjective assessments to allocate the purchase price paid to acquire investments in real estate among the assets acquired and liabilities assumed based on our estimate of the fair values of such assets and liabilities. This includes determining the value of the buildings and improvements, land, ground leases, tenant improvements, in-place tenant leases, favorable or unfavorable market leases and any debt assumed from the seller or loans made by the seller to us. Each of these estimates requires significant judgment and some of the estimates involve complex calculations. These allocation assessments have a direct impact on our results of operations because if we were to allocate more value to land there would be no depreciation with respect to such amount or if we were to allocate more value to the buildings as opposed to allocating to the value of tenant leases, this amount would be recognized as an expense over a much longer period of time, since the amounts allocated to buildings are depreciated over the estimated lives of the buildings whereas amounts allocated to tenant leases are generally amortized over the terms of the leases. Additionally, the amortization of value assigned to favorable or unfavorable market rate leases is recorded as an adjustment to rental revenue as compared to amortization of the value of in-place leases, which is included in depreciation and amortization in our condensed consolidated statements of income.

Our financial results for the three and nine months ended September 30, 2007 and 2006 are summarized as follows:

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Rental and related revenues.

	Three Months Ended September 30,		Change
Segments	2007	2006	$	%
	(in thousands)
Senior Housing	$79,351	$30,530	$48,821	160%
Medical Office	80,679	41,399	39,280	95
Life Science	35,730	4,420	31,310	708
Hospital	33,497	23,431	10,066	43
Skilled Nursing	10,905	10,423	482	5
Other Healthcare-related	2,105	2,031	74	4
Total	$242,267	$112,234	$130,033	116%

•                  Senior Housing.   Senior Housing rental and related revenues increased $48.8 million, to $79.4 million for the three months ended September 30, 2007. Approximately $35.6 million of the increase relates to properties acquired in the CRP merger. Additionally, the results for the three months ended September 30, 2007 include income of $9.1 million resulting from our change in estimate relating to the collectibility of straight-line rents due from Summerville Senior Living, Inc. The remaining increase in Senior Housing rental and related revenues of $4.1 million primarily relates to rent escalations and resets, and the additive effect of our other acquisitions in 2007 and 2006.

Additionally, included in Senior Housing rental and related revenues are facility-level operating revenues for five senior housing properties that were previously leased on a triple-net basis. Periodically tenants default on their leases, which cause us to take temporary possession of the operations of the facility. We contract with third-party managers to manage these properties until a replacement tenant can be identified or the property can be sold. The operating revenues and expenses for these properties are included in rental and related revenues and operating expenses, respectively. The increase in reported revenues for these facilities of $0.4 million to $2.8 million for the quarter ended September 30, 2007, was primarily due to an increase in overall occupancy of such properties.

•                  Medical Office.   Medical Office rental and related revenues increased 95%, or $39.3 million, to $80.7 million for the three months ended September 30, 2007. Approximately $14.5 million of the increase relates to MOBs acquired in the CRP merger and $19.6 million relates to the consolidation of HCP MOP. The remaining increase in Medical Office rental and related revenues primarily relates to the additive effect of our MOB acquisitions in 2007 and 2006.

•                  Life Science.   Life Science rental and related revenues increased by $31.3 million to $35.7 million for the three months ended September 30, 2007, primarily as a result of our acquisition of SEUSA on August 1, 2007.

•                  Hospital.   Hospital rental and related revenues increased 43%, or $10.1 million, to $33.5 million for the three months ended September 30, 2007. Approximately, $8.3 million of the increase relates to the additive effect of our hospital acquisitions in 2007, and $1.2 million relates to hospitals acquired in the CRP merger on October 5, 2006. The remaining increase in Hospital rental and related revenues primarily relates to rent escalations and increases in additional rents which are based on the respective facility’s revenues.

Income from direct financing leases.   Income from direct financing leases of $18.8 million relates to properties acquired from CRP, which are accounted for using the direct financing method. At September 30, 2007, these leased properties had a carrying value of $637.7 million and accrue interest at a weighted average interest rate of 9%. During the three months ended September 30, 2007, two DFL tenants exercised their purchase options and the Company received proceeds of $51.0 million and recognized gains of $4.3 million.

Investment management fee income.   Investment management fee income increased by $0.9 million to $1.6 million for the three months ended September 30, 2007. The increase is primarily due to management fees earned from HCP Ventures II and HCP Ventures IV, partially offset from the consolidation of HCP MOP, which previously had been accounted for as an equity method investment.

Interest and other income.   Interest and other income increased $14.6 million to $21.5 million for the three months ended September 30, 2007. The increase was primarily related to $6.7 million of interest income from $275 million of marketable debt securities, which accrue interest at rates ranging from 9.25% to 9.625%, $2.9 million of interest income from a $83 million loan acquired in the CRP merger, which accrues interest at a rate of 14%, and $4 million of interest income upon the early repayment of a $40 million secured loan receivable on July 12, 2007.

Interest expense.   Interest expense increased $67.1 million to $103.8 million for the three months ended September 30, 2007. Approximately $10.2 million of the increase relates to the assumption of CRP’s outstanding debt on October 5, 2006, and $27.4 million relates to the issuance of an aggregate principal balance of $1.9 billion of senior unsecured notes in September 2006, December 2006 and January 2007 and $28.5 million relates to the $2.75 billion bridge loan we entered into in connection with the acquisition of SEUSA on August 1, 2007. In addition, we incurred a charge of $6.2 million related to the write-off of unamortized loan fees associated with our previous revolving line of credit facility that was terminated during the quarter. The increases were offset by repayment of the outstanding balance under our previous revolving line of credit and the repayment of $120 million of senior unsecured notes in October 2006.

The table below sets forth information with respect to our debt, excluding premiums and discounts, as of September 30, 2007 and 2006:

	As of September 30,
	2007	2006
	(dollars in thousands )
Balance:
Fixed rate	$4,109,207	$2,592,845
Variable rate	3,270,542	336,400
Total	$7,379,749	$2,929,245

Percent of total debt:
Fixed rate	56%	89%
Variable rate	44%	11%
Total	100%	100%

Weighted average interest rate at end of period:
Fixed rate	6.10%	6.11%
Variable rate	6.21%	5.77%
Total weighted average interest rate	6.15%	6.07%

Depreciation and amortization.  Depreciation and amortization expense increased $46.5 million to $74.3 million for the three months ended September 30, 2007. Approximately $21.4 million of the increase relates to properties acquired in the CRP merger, $5.1 million relates to the consolidation of HCP MOP and $14.5 million relates to the SEUSA acquisition. The remaining increase in depreciation and amortization primarily relates to the additive effect of our other acquisitions in 2007 and 2006.

Operating expenses.   Operating expenses increased $32.7 million to $52.6 million for the three months ended September 30, 2007. Approximately $5.8 million of the increase relates to properties acquired in the CRP merger, $10.2 million relates to the consolidation of HCP MOP and $8.6 million relates to the SEUSA acquisition. Operating expenses are predominantly related to MOB and life science properties where we incur the expenses and recover a portion of those expenses under the lease. Accordingly, the number of properties in our MOB and life sciences portfolios directly impact our operating expenses. The remaining increase in operating expenses of $8.1 million primarily relates to the effect of our other property acquisitions in 2007 and 2006.

Additionally, included in operating expenses are facility-level operating expenses for five senior housing properties that were previously leased on a triple-net basis. Periodically tenants default on their leases, which cause us to take temporary possession of the operations of the facility. We contract with third-party managers to manage these properties until a replacement tenant can be identified or the property can be sold. The operating revenues and expenses for these properties are included in healthcare rental revenues and operating expenses, respectively. The increase in reported operating expenses for these facilities of $0.2 million to $3.4 million for the three months ended September 30, 2007 was primarily due to an increase in the overall occupancy of such properties.

General and administrative expenses.   General and administrative expenses increased $8.3 million to $16.6 million for the three months ended September 30, 2007. The increase is primarily due to higher compensation-related expenses of approximately $2.8 million resulting from an increase in the number of full-time employees, $1.7 million in merger and integration-related expenses associated with the CRC, CRP and SEUSA acquisitions and $2.9 million in various items including legal expenses and federal and state taxes. We expect to incur integration costs associated with our acquisition of SEUSA through the remainder of 2007 and 2008.

The classification of expenses as general and administrative or operating expenses is based on the underlying nature of the expense. Periodically, we review the classification of expenses between categories and make revisions based on changes in the underlying nature of the expense.

Equity income.   For the three months ended September 30, 2007, equity income increased 19%, or $0.2 million, to $1.2 million. This increase is primarily due to equity income from HCP Ventures II, III and IV as described below, partially offset by the consolidation of HCP MOP, which previously had been accounted for as an equity method investment.

On October 27, 2006, we formed HCP Ventures III, an MOB joint venture with an institutional capital partner, with 13 of our previously 85% owned properties. Beginning on October 27, 2006, HCP Ventures III, in which we retained an effective 26% interest, has been accounted for as an equity method investment.  On January 5, 2007, we formed HCP Ventures II a senior housing joint venture with an institutional capital partner. The joint venture includes 25 properties and we retained a 35% interest in the venture. Beginning on January 5, 2007, HCP Ventures II has been accounted for as an equity method investment.

On April 30, 2007, we formed HCP Ventures IV, LLC, an MOB joint venture with an institutional capital partner, with 55 properties. Beginning on April 30, 2007, HCP Ventures IV, in which we retained a 20% interest, has been accounted for as an equity method investment. The combined equity income from HCP Ventures II, III and IV was $1.2 million for the three months ended September 30, 2007.

Minority interests’ share of earnings.   For the three months ended September 30, 2007, minority interests’ share of earnings increased 71%, or $2.5 million, to $6.0 million. This increase is primarily due to the issuance of 4.2 million non-managing member units of HCP DR MCD, LLC, in connection with our February 9, 2007 acquisition of a medical campus.

Discontinued operations.   Income from discontinued operations for the three months ended September 30, 2007, was $289.9 million compared to $52.1 million for the comparable period in the prior year. The increase is primarily due to the gains on sales of real estate which increased $250.4 million to $286.2 million.  During the three months ended September 30, 2007, we sold 42 properties for $504 million as compared to four properties for $89 million in the year ago period.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Rental and related revenues.

	Nine Months Ended September 30,		Change
Segments	2007	2006	$	%
	(in thousands )
Senior Housing	$217,045	$82,909	$134,136	162%
Medical Office	251,289	119,946	131,343	110
Life Science	45,875	12,800	33,075	258
Hospital	96,074	67,828	28,246	42
Skilled Nursing	32,449	30,648	1,801	6
Other Healthcare-related	6,262	6,043	219	4
Total	$648,994	$320,174	$328,820	103%

•                  Senior Housing.   Senior Housing rental and related revenues increased $134.1 million, to $217.0 million for the nine months ended September 30, 2007. Approximately $107.8 million of the increase relates to properties acquired in the CRP merger. Additionally, the results for the nine months ended September 30, 2007, include income of $9.1 million resulting from our change in estimate relating to the collectibility of straight-line rents due from Summerville Senior Living, Inc. The remaining increase in Senior Housing rental and related revenues of $17.2 million primarily relates to rent escalations and resets, and the additive effect of our other acquisitions in 2007 and 2006.

Additionally, included in Senior Housing rental and related revenues are facility-level operating revenues for five senior housing properties that were previously leased on a triple-net basis. Periodically tenants default on their leases, which causes us to take temporary possession of the operations of the facility. We contract with third-party managers to manage these properties until a replacement tenant can be identified or the property can be sold. The operating revenues and expenses for these properties are included in Senior Housing rental and related revenues and operating expenses, respectively. The increase in reported revenues for these facilities of $1.5 million to $8.4 million for the nine months ended September 30, 2007, was primarily due to an increase in overall occupancy of such properties.

•                  Medical Office.   Medical Office rental and related revenues increased $131.3 million, to $251.3 million for the nine months ended September 30, 2007. Approximately $57.5 million of the increase relates to MOBs acquired in the CRP merger and $58.8 million relates to the consolidation of HCP MOP. The remaining increase in Medical Office rental and related revenues primarily relates to the additive effect of our MOB acquisitions in 2007 and 2006.

•                  Life Science.   Life Science rental and related revenues increased by $33.1 million to $45.9 million for the nine months ended September 30, 2007, primarily as a result of our acquisition of SEUSA on August 1, 2007.

•                  Hospital.   Hospital rental and related revenues increased by $28.2 million to $96.1 million for the nine months ended September 30, 2007. Approximately, $21.8 million of the increase relates to the additive effect of our hospital acquisitions in 2007 and $5.2 million related to properties acquired in the CRP merger. The remaining increase in Hospital rental and related revenues primarily relates to rent escalations and increases in additional rents which are based on the respective facility’s revenues.

Income from direct financing leases.   Income from direct financing leases of $49.0 million relates to properties acquired from CRP, which are accounted for using the direct financing method. At September 30, 2007, these leased properties had a carrying value of $637.7 million and accrue interest at a weighted average interest rate of 9%. During the nine months ended September 30, 2007, two DFL tenants exercised their purchase options and the Company received proceeds of $51.0 million and recognized gains of $4.3 million.

Investment management fee income.   Investment management fee income increased $9.4 million to $12.1 million for the nine months ended September 30, 2007. The increase is primarily due to the acquisition fee earned from HCP Ventures II of $5.4 million on January 5, 2007 and HCP Ventures IV of $3.0 million on April 30, 2007, partially offset by the consolidation of HCP MOP, which previously had been accounted for as an equity method investment.

Interest and other income.   Interest and other income increased $28.8 million to $54.8 million for the nine months ended September 30, 2007. The increase was primarily related to $20.8 million of interest income from $275 million of marketable debt securities, which accrue interest at rates ranging from 9.25% to 9.625%, and $8.0 million of interest income from a $68 million loan acquired in the CRP merger, which accrues interest at a rate of 14%.

Interest expense.   Interest expense increased $153.9 million to $255.9 million for the nine months ended September 30, 2007. Approximately $35.4 million of the increase was related to the assumption of CRP’s outstanding debt on October 5, 2006, $83.9 million related to the issuance of an aggregate of $1.9 billion of senior unsecured notes in September 2006, December 2006 and January 2007 and approximately $28.5 million related to the $2.75 billion bridge loan on August 1, 2007 in connection with our acquisition of SEUSA. In addition, we incurred a charge of $6.2 million related to the write-off of unamortized loan fees associated with our previous revolving line of credit facility that was terminated in August 2007. The increases were offset by repayment of the outstanding balance under our previous revolving line of credit and the repayment of $255 million of senior unsecured notes in February and October 2006.

The table below sets forth information with respect to our debt, excluding premiums and discounts, as of September 30, 2007 and 2006:

	As of September 30,
	2007	2006
	(dollars in thousands )
Balance:
Fixed rate	$4,109,207	$2,592,845
Variable rate	3,270,542	336,400
Total	$7,379,749	$2,929,245
Percent of total debt:
Fixed rate	56%	89%
Variable rate	44%	11%
Total	100%	100%
Weighted average interest rate at end of period:
Fixed rate	6.10%	6.11%
Variable rate	6.21%	5.77%
Total weighted average interest rate	6.15%	6.07%

Depreciation and amortization.   Depreciation and amortization expenses increased $115.4 million to $195.4 million for the nine months ended September 30, 2007. Approximately $71.3 million of the increase relates to properties acquired in the CRP merger, $15.1 million relates to the consolidation of HCP MOP and $14.5 million relates to the SEUSA acquisition. The remaining increase in depreciation and amortization primarily relates to the additive effect of our other acquisitions in 2007 and 2006.

Operating expenses.   Operating expenses increased $77.4 million to $133.7 million for the nine months ended September 30, 2007. Approximately $23.3 million of the increase relates to properties acquired in the CRP merger, $29.1 million relates to the consolidation of HCP MOP and $8.6 million relates to the acquisition of SEUSA. Operating expenses are predominantly related to MOB and life science properties where we incur the expenses and recover a portion of those expenses under the lease. Accordingly, the number of properties in our MOB and life science portfolios directly impact operating expenses. The remaining increase in operating expenses of $16.4 million primarily relates to the effect of our other property acquisitions in 2007 and 2006.

Additionally, included in operating expenses are facility-level operating expenses for five senior housing properties that were previously leased on a triple-net basis. Periodically, tenants default on their leases, which cause us to take possession of the operations of the facility. We contract with third-party managers to manage these properties until a replacement tenant can be identified or the property can be sold. The operating revenues and expenses for these properties are included in healthcare rental revenues and operating expenses, respectively. The increase in reported operating expenses for these facilities of $1.4 million to $10.0 million for the nine months ended September 30, 2007 was primarily due to an increase in the overall occupancy of such properties.

General and administrative expenses.   General and administrative expenses increased $30.3 million to $55.4 million for the nine months ended September 30, 2007. The increase is primarily due to higher compensation-related expenses of approximately $6.7 million resulting from an increase in full-time employees, $9.1 million in merger and integration-related expenses associated with the CRC, CRP and SEUSA acquisitions and $9.0 million in various items including legal expenses and federal and state taxes. We expect to incur integration costs associated with our acquisition of SEUSA through the remainder of 2007 and 2008.

The classification of expenses as general and administrative or operating expenses is based on the underlying nature of the expense. Periodically, we review the classification of expenses between categories and make revisions based on changes in the underlying nature of the expense.

Equity income.   For the nine months ended September 30, 2007, equity income decreased 50%, or $3.8 million, to $3.8 million. This decrease is primarily due to our consolidation of HCP MOP, which was previously accounted for as an equity method investment, partially offset by equity income from HCP Ventures II, III and IV.

Gain on sale of real estate interest.   On April 30, 2007, we sold an 80% interest in HCP Ventures IV, which resulted in a gain of $10.1 million.  There were no interests in joint ventures sold during the nine months ended September 30, 2006.

Minority interests’ share of earnings.   For the nine months ended September 30, 2007, minority interests’ share of earnings increased 57%, or $6.5 million, to $18.0 million. This increase is primarily due to the issuance of 4.2 million non-managing member units of HCP DR MCD, LLC, in connection with our February 9, 2007 acquisition of a medical campus.

Discontinued operations.   Income from discontinued operations for the nine months ended September 30, 2007, was $418.4 million compared to $94.7 million for the comparable period in the prior year. The increase is primarily due to an increase in gains on real estate dispositions of $345.7 million.  During the nine months ended September 30, 2007, we sold 89 properties for $896 million as compared to 12 properties for $117 million in the year ago period. Included in discontinued operations during the nine months ended September 30, 2007 was $6 million, resulting from a change in estimate related to the collectibility of straight-line rental income from Emeritus Corporation.

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

We intend to repay the remaining $1.35 billion of SEUSA acquisition related borrowings primarily with proceeds from future security offerings, sales of real estate and real estate interest.

Our ability to make future investments will depend on the availability of cost-effective sources of capital. We intend to use our revolving line of credit facility, and the public debt and equity markets as our principal sources of financing. As of October 29, 2007, our senior debt is rated Baa3 by Moody’s Investors Service, BBB by Standard & Poor’s Ratings Group and BBB by Fitch Ratings.

Net cash provided by operating activities was $309.8 million and $254.5 million for the nine months ended September 30, 2007 and 2006, respectively. Cash flow from operations reflects higher revenues partially offset by higher costs and expenses and changes in receivables, payables, accruals and deferred revenue. Our cash flows from operations are dependent upon the occupancy level of multi-tenant buildings, rental rates on leases, our tenants’ performance on their lease obligations, the level of operating expenses and other factors.

Net cash used in investing activities was $1.9 billion for the nine months ended September 30, 2007, and principally reflects the net effect of: (i) $3.0 billion used to fund the SEUSA acquisition, (ii) $339.7 million to fund other acquisitions and construction of real estate, (iii) $477 million in proceeds associated with the formation of a joint venture, (iv) $854.5 million received from the sale of properties and (v) $53.5 million received from the sale of equity securities and (vi) $101.3 million received from principal repayments on loans receivable and direct financing leases. During the nine months ended September 30, 2007 and 2006, we used $27 million and $12 million to fund lease commissions and tenant and capital improvements, respectively.

Net cash provided by financing activities was $2.1 billion for the nine months ended September 30, 2007, consisting of proceeds of $2.75 billion from borrowings under our bridge loan facility, $500.0 million from senior note issuances, $300.6 million from common stock issuances and $143.4 million from mortgage debt issuances. These cash proceeds were offset by cash used for net repayments of our former bank line of credit of $624.5 million, the repayment of our former term loan of $504.6 million, repayment of $20.0 million of senior notes and payment of common and preferred dividends aggregating $291.8 million. During the nine months ended September 30, 2007 and 2006, we incurred $19 million and $7 million of debt issuance costs, respectively. In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income to our stockholders. Accordingly, we intend to continue to make regular quarterly distributions to holders of our common and preferred stock.

At September 30, 2007, we held $27 million in deposits and $33 million in irrevocable letters of credit from commercial banks securing tenants’ lease obligations and borrowers’ loan obligations. We may draw upon the letters of credit or depository accounts if there are defaults under the related leases or loans. Amounts available under letters of credit could change based upon facility operating conditions and other factors, and such changes may be material.

Debt

Bank lines of credit, bridge and term loans.   As of September 30, 2007, all amounts outstanding under our previous $1.0 billion, three-year revolving line of credit facility were repaid. In connection with the completion of the SEUSA acquisition, on August 1, 2007, we terminated our former $1.0 billion revolving line of credit facility and closed on a $2.75 billion bridge loan and a $1.5 billion revolving line of credit facility with a syndicate of banks. We incurred a charge of $6.2 million related to the write-off of unamortized loan fees associated with our previous revolving line of credit facility that was terminated in August 2007.

Our $1.5 billion revolving line of credit facility matures on August 1, 2011, and accrues interest at a rate per annum equal to LIBOR plus a margin ranging from 0.325% to 1.00%, depending upon our debt ratings. We pay a facility fee on the entire revolving commitment ranging from 0.10% to 0.25%, depending upon our debt ratings. The revolving line of credit facility contains a negotiated rate option, whereby the lenders participating in the line of credit facility bid on the interest to be charged and which may result in a reduced interest rate, and is available for up to 50% of borrowings. Based on our debt ratings on August 1, 2007 the margin on the revolving line of credit facility is 0.55% and the facility fee is 0.15%. As of September 30, 2007, there was no outstanding balance under the $1.5 billion revolving line of credit facility.

Our bridge loan for $2.75 billion matures on July 31, 2008, and accrues interest at a rate per annum equal to LIBOR plus a margin ranging from 0.425% to 1.25%, depending upon our debt ratings. Based on our debt ratings on October 26, 2007, the margin on the bridge loan facility is 0.70%. The bridge loan facility includes two 6-month extensions. In October 2007, we made aggregate payments of approximately $1.4 billion, reducing the outstanding principal balance of the bridge loan to $1.35 billion.

The revolving line of credit facility contains certain financial restrictions and other customary requirements. Among other things, these covenants, using terms defined in the agreement, initially limit the ratio of (i) Consolidated Total Indebtedness to Consolidated Total Asset Value to 75%, (ii) Secured Debt to Consolidated Total Asset Value to 30% and (iii) Unsecured Debt to Consolidated Unencumbered Asset Value to 90%. The agreement also requires that the Company maintains (i) a Fixed Charge Coverage ratio, as defined in the agreement, of 1.50 times and (ii) a formula-determined Minimum Consolidated Tangible Net Worth. These financial covenants become more restrictive over a period of approximately two years and ultimately (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 65% and (iii) require a Fixed Charge Coverage ratio, as defined in the agreement, of 1.75 times. As of September 30, 2007, we were in compliance with each of the restrictions and requirements of our credit revolving credit facility.

On January 22, 2007, the Company repaid all amounts outstanding under a former $1.7 billion term loan with proceeds from capital market and joint venture transactions.

Senior unsecured notes.   At September 30, 2007, we had $3.2 billion in aggregate principal amount of senior unsecured notes outstanding. Interest rates on the notes ranged from 4.88% to 7.07% with a weighted average effective interest rate of 6.09% at September 30, 2007. Discounts and premiums are amortized to interest expense over the term of the related debt.

On January 22, 2007, we issued $500 million of 6.00% senior unsecured notes due in 2017. The notes were priced at 99.323% of the principal amount for an effective yield of 6.09%. We received net proceeds of approximately $493 million, which proceeds were used to repay outstanding borrowings under our former term loan and revolving credit facilities. The senior unsecured notes contain certain covenants including limitations on debt and other customary terms.

On October 15, 2007, we issued $600 million of 6.70% senior unsecured notes due in 2018. The notes were priced at 99.793% of the principal amount for an effective yield of 6.73%. We received net proceeds of approximately $595 million, which proceeds were used to repay outstanding borrowings under our bridge loan facility. The senior unsecured notes contain certain covenants including limitations on debt and other customary terms.

Mortgage debt.   At September 30, 2007, we had $1.3 billion in mortgage debt secured by 200 healthcare facilities with a carrying amount of $3.0 billion. Interest rates on the mortgage notes ranged from 3.80% to 8.63% with a weighted average effective interest rate of 6.07% at September 30, 2007.

On April 27, 2007, in anticipation of closing HCP Ventures IV, $122 million of 10-year term mortgage notes were placed with an interest rate of 5.53%. The proceeds from the placement of these notes were used to repay outstanding borrowings under our previous revolving line of credit facility and for other general corporate purposes.

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

Other debt.   At September 30, 2007, we had $109.2 million of non-interest bearing Life Care Bonds at two of our CCRCs and non-interest bearing occupancy fee deposits at another of our senior housing facilities, all of which were payable to certain residents of the facilities (collectively “Life Care Bonds”). At September 30, 2007, $38.4 million of the Life Care Bonds were refundable to the residents upon the resident moving out or to a resident’s estate upon the resident’s death, and $70.8 million of the Life Care Bonds were refundable after the unit has been successfully remarketed to a new resident.

Debt Maturities

The following table summarizes our stated debt maturities and scheduled principal repayments at September 30, 2007 (in thousands):

Year	Amount
2007 (Three Months)	$120,819
2008 (1)	3,141,721
2009	272,402
2010	502,990
2011	430,583
Thereafter	2,911,234
$7,379,749

(1)                    Includes $2.75 billion bridge loan. In October 2007, we made aggregate payments of approximately $1.4 billion, reducing the outstanding principal balance of the bridge loan to $1.35 billion.

Equity

On January 19, 2007, we issued 6.8 million shares of our common stock. We received net proceeds of approximately $261 million, which were used to repay outstanding borrowings under our previous term loan and revolving credit facilities.

At September 30, 2007, we had 4.0 million shares of 7.25% Series E cumulative redeemable preferred stock, 7.8 million shares of 7.10% Series F cumulative redeemable preferred stock, and 207.3 million shares of common stock outstanding.

On October 5, 2007, we issued 9 million shares of common stock and received net proceeds of approximately $302.6 million, which were used to repay outstanding borrowings under our bridge loan facility.

During the nine months ended September 30, 2007, we issued approximately 1.1 million shares of our common stock under our Dividend Reinvestment and Stock Purchase Plan at an average price per share of $31.98 for an aggregate amount of $36.1 million. We also received approximately $5.9 million in proceeds from stock option exercises. At September 30, 2007, stockholders’ equity totaled $3.8 billion and our equity securities had a market value of $7.5 billion.

As of September 30, 2007, there were a total of 7.6 million DownREIT units outstanding in seven limited liability companies in which we are the managing member: (i) HCPI/Tennessee, LLC; (ii) HCPI/Utah, LLC; (iii) HCPI/Utah II, LLC; (iv) HCPI/Indiana, LLC; (v) HCP DR California, LLC; (vi) HCP DR Alabama, LLC; and (vii) HCP DR MDC, LLC. The DownREIT units are redeemable for an amount of cash approximating the then-existing market value of shares of our common stock or, at our option, shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications).

Off-Balance Sheet Arrangements

We own interests in certain unconsolidated joint ventures, including HCP Ventures II, HCP Ventures III and HCP Ventures IV, as described under Note 7 to the Condensed Consolidated Financial Statements. Except in limited circumstances, our risk of loss is limited to our investment carrying amount and any outstanding loans receivable. In addition, we have certain properties which are the collateral for debt that is owed by a previous owner of certain of our facilities, as describe under Note 18 to the condensed Consolidated Financial Statements. Our risk of loss for these certain properties is limited to the outstanding debt balance plus penalties, if any. We have no other material off-balance sheet arrangements that we expect to materially affect our liquidity and capital resources except those described under “Contractual Obligations.”

Contractual Obligations

The following schedule summarizes our material contractual payment obligations and commitments at September 30, 2007 (in thousands):

	Less than One Year (3 Months)	2008-2009	2010-2011	More than Five Years	Total
Senior unsecured notes and mortgage debt	$11,611	$664,123	$933,573	$2,911,234	$4,520,541
Bridge loan (1)	—	2,750,000	—	—	2,750,000
Other debt	109,208	—	—	—	109,208
Ground and other operating leases	345	2,806	2,862	79,837	85,850
Development commitments (2)	33,914	136,586	11,980	—	182,480
Interest	111,629	609,479	413,188	663,085	1,797,381
Total	$266,707	$4,162,994	$1,361,603	$3,654,156	$9,445,460

(1)               Represents the debt incurred in our acquisition of SEUSA, which closed August 1, 2007. In October 2007, we made aggregate payments of approximately $1.4 billion, reducing the outstanding principal balance of the bridge loan to $1.35 billion.

(2)               Increase is primarily as a result of developments in process incurred in our acquisition of SEUSA, which closed August 1, 2007.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2007, we were exposed to market risks related to fluctuations in interest rates on $2.75 billion of variable rate bridge financing, $195.5 million of variable rate mortgage notes payable and $325.0 million of variable rate senior unsecured notes. Of the $241.1 million of variable rate mortgage notes payable outstanding, $45.6 million has been hedged through interest rate swap contracts. We do not have, and do not plan to enter into, derivative financial instruments for trading or speculative purposes. Of our consolidated debt of $7.4 billion at September 30, 2007, excluding the $45.6 million of variable rate debt where the rates have been hedged to a fixed rate, approximately 44% is at variable interest rates, which include the $2.75 billion bridge loan that was used to pay the cash consideration of our acquisition of SEUSA.  Since the end of the third quarter, we have repaid a portion of the balance of the bridge loan with proceeds from our October 2007 capital market transactions, which has reduced our variable interest rate exposure in turn.

Fluctuations in interest rates will not affect our future earnings and cash flows on our fixed rate debt until that debt must be replaced or refinanced. However, interest rate changes will affect the fair value of our fixed rate instruments and our hedge contracts. Conversely, changes in interest rates on variable rate debt would change our future earnings and cash flows, but not affect the fair value of those instruments. Assuming a one percentage point increase in the interest rate related to the variable interest rate debt and related swap contracts, and assuming no change in the outstanding balance as of September 30, 2007, interest expense for 2007 would increase by approximately $32.7 million, or $0.16 per common share on a diluted basis.

On October 24, 2007, we entered into a forward starting interest rate swap agreement, designated as a cash flow hedge, with a notional amount of $500 million.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, to allow for timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Also, we have investments in certain unconsolidated entities. Our disclosure controls and procedures with respect to such entities are substantially more limited than those we maintain with respect to our consolidated subsidiaries.

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based on the foregoing, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth under Note 19 to the Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, is incorporated herein by reference.

Item 1A. Risk Factors

There are no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006, as supplemented by Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007. Please refer to those filings for disclosures regarding the risks and uncertainties related to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)

None.

(b)

None.

(c)

The table below sets forth information with respect to purchases of our common stock made by us or on our behalf or by any “affiliated purchaser,” as such term is defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, during the quarter ended September 30, 2007.

Period Covered	Total Number Of Shares Purchased (1)	Average Price Paid Per Share	Total Number Of Shares (Or Units) Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number (Or Approximate Dollar Value) Of Shares (Or Units) That May Yet Be Purchased Under The Plans Or Programs
July 1-31, 2007	—	$—	—	—
August 1-31, 2007	197	26.93	—	—
September 1-30, 2007	—	—	—	—
Total	197	$26.93	—	—

(1)                                  Represents restricted shares withheld under our Amended and Restated 2000 Stock Incentive Plan, as amended, and our 2006 Performance Incentive Plan (collectively, the “Incentive Plans”), to offset tax withholding obligations that occur upon vesting of restricted shares. Our Incentive Plans provide that the value of the shares withheld shall be the closing price of our common stock on the date the relevant transaction occurs.

Item 5. Other Information

On October 25, 2007, our Board of Directors amended a provision in our Fourth Amended and Restated Bylaws, effective immediately, to increase the number of directors permitted to serve on our Board of Directors from 10 to 11 (Article III, Section 1). The above description is qualified in its entirety by Exhibit 3.2.1 to this Quarterly Report on Form 10-Q, which exhibit is specifically incorporated herein by reference.

On October 25, 2007, based on the recommendation of our Nominating and Corporate Governance Committee, our Board of Directors unanimously elected Ms. Christine Garvey as a new director.

In connection with her appointment to the Board of Directors, Ms. Garvey received a grant of 1,500 shares of restricted stock. The shares of restricted stock are subject to the terms of our 2006 Performance Incentive Plan and vest ratably over four years. Consistent with the arrangements we have in place currently for our other directors, Ms. Garvey also entered into an indemnification agreement with us, providing her with rights to indemnification and advancement of expenses under certain circumstances.

Item 6.    Exhibits

2.2

Share Purchase Agreement, dated as of June 3, 2007, by and between HCP and SEGRO plc (incorporated herein by reference to Exhibit 2.1 to HCP’s Current Report on Form 8-K (File No. 1 08895), filed June 6, 2007).

3.1	Articles of Restatement of HCP.

3.2	Fourth Amended and Restated Bylaws of HCP (incorporated herein by reference to Exhibit 3.1 to HCP’s Current Report on Form 8 K (File No. 1 08895), filed September 25, 2006).

3.2.1	Amendment No. 1 to Fourth Amended and Restated Bylaws of HCP.

4.1

Indenture, dated as of September 1, 1993, between HCP and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.2 to HCP’s Registration Statement on Form S 3/A (Registration No. 333-86654), filed May 21, 2002).

4.2	Form of Fixed Rate Note (incorporated herein by reference to Exhibit 4.2 to HCP’s Registration Statement on Form S 3 (Registration No. 33-27671), filed March 20, 1989).

4.3	Form of Floating Rate Note (incorporated herein by reference to Exhibit 4.3 to HCP’s Registration Statement on Form S 3 (Registration No. 33-27671), filed March 20, 1989).

4.4

Registration Rights Agreement, dated as of November 20, 1998, by and between HCP and James D. Bremner (incorporated herein by reference to Exhibit 4.8 to HCP’s Annual Report on Form 10 K (File No. 1 08895) for the year ended December 31, 1998). This Exhibit is identical in all material respects to two other documents except the parties thereto. The parties to these other documents, other than HCP, were James P. Revel and Michael F. Wiley.

4.5

Registration Rights Agreement, dated as of January 20, 1999, by and between HCP and Boyer Castle Dale Medical Clinic, L.L.C. (incorporated herein by reference to Exhibit 4.9 to HCP’s Annual Report on Form 10 K (File No. 1 08895) for the year ended December 31, 1998). This Exhibit is identical in all material respects to 13 other documents except the parties thereto. The parties to these other documents, other than HCP, were Boyer Centerville Clinic Company, L.C., Boyer Elko, L.C., Boyer Desert Springs, L.C., Boyer Grantsville Medical, L.C., Boyer-Ogden Medical Associates, LTD., Boyer Ogden Medical Associates No. 2, LTD., Boyer Salt Lake Industrial Clinic Associates, LTD., Boyer-St. Mark’s Medical Associates, LTD., Boyer McKay-Dee Associates, LTD., Boyer St. Mark’s Medical Associates #2, LTD., Boyer Iomega, L.C., Boyer Springville, L.C., and Boyer Primary Care Clinic Associates, LTD. #2.

4.6

Indenture, dated as of January 15, 1997, by and between American Health Properties, Inc. (a company that merged with and into HCP) and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to American Health Properties, Inc.’s Current Report on Form 8 K (File No. 1 08895), filed January 21, 1997).

4.7

First Supplemental Indenture, dated as of November 4, 1999, by and between HCP and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.4 to HCP’s Quarterly Report on Form 10 Q (File No. 1 08895) for the quarter ended September 30, 1999).

4.8

Registration Rights Agreement, dated as of August 17, 2001, by and among HCP, Boyer Old Mill II, L.C., Boyer-Research Park Associates, LTD., Boyer Research Park Associates VII, L.C., Chimney Ridge, L.C., Boyer-Foothill Associates, LTD., Boyer Research Park Associates VI, L.C., Boyer Stansbury II, L.C., Boyer Rancho Vistoso, L.C., Boyer-Alta View Associates, LTD., Boyer Kaysville Associates, L.C., Boyer Tatum Highlands Dental Clinic, L.C., Amarillo Bell Associates, Boyer Evanston, L.C., Boyer Denver Medical, L.C., Boyer Northwest Medical Center Two, L.C., and Boyer Caldwell Medical, L.C. (incorporated herein by reference to Exhibit 4.12 to HCP’s Annual Report on Form 10 K405 (File No. 1 08895) for the year ended December 31, 2001).

4.9

Officers’ Certificate pursuant to Section 301 of the Indenture, dated as of September 1, 1993, by and between HCP and The Bank of New York, as Trustee, establishing a series of securities entitled “6.5% Senior Notes due February 15, 2006” (incorporated herein by reference to Exhibit 4.1 to HCP’s Current Report on Form 8 K (File No. 1 08895), filed February 21, 1996).

4.10

Officers’ Certificate pursuant to Section 301 of the Indenture, dated as of September 1, 1993, by and between HCP and The Bank of New York, as Trustee, establishing a series of securities entitled “67/8% Mandatory Par Put Remarketed Securities due June 8, 2015” (incorporated herein by reference to Exhibit 4.1 to HCP’s Current Report on Form 8 K (File No. 1 08895), filed July 21, 1998).

4.11

Officers’ Certificate pursuant to Section 301 of the Indenture, dated as of September 1, 1993, by and between HCP and The Bank of New York, as Trustee, establishing a series of securities entitled “6.45% Senior Notes due June 25, 2012” (incorporated herein by reference to Exhibit 4.1 to HCP’s Current Report on Form 8 K (File No. 1 08895), filed June 25, 2002).

4.12

Officers’ Certificate pursuant to Section 301 of the Indenture, dated as of September 1, 1993, by and between HCP and The Bank of New York, as Trustee, establishing a series of securities entitled “6.00% Senior Notes due March 1, 2015” (incorporated herein by reference to Exhibit 3.1 to HCP’s Current Report on Form 8 K (File No. 1 08895), filed February 28, 2003).

4.13

Officers’ Certificate pursuant to Section 301 of the Indenture, dated as of September 1, 1993, by and between HCP and The Bank of New York, as Trustee, establishing a series of securities entitled “55/8% Senior Notes due May 1, 2017” (incorporated herein by reference to Exhibit 4.2 to HCP’s Current Report on Form 8 K (File No. 1 08895), filed April 27, 2005).

4.14

Registration Rights Agreement, dated as of October 1, 2003, by and among HCP, Charles Crews, Charles A. Elcan, Thomas W. Hulme, Thomas M. Klaritch, R. Wayne Price, Glenn T. Preston, Janet Reynolds, Angela M. Playle, James A. Croy, John Klaritch as Trustee of the 2002 Trust F/B/O Erica Ann Klaritch, John Klaritch as Trustee of the 2002 Trust F/B/O Adam Joseph Klaritch, John Klaritch as Trustee of the 2002 Trust F/B/O Thomas Michael Klaritch, Jr. and John Klaritch as Trustee of the 2002 Trust F/B/O Nicholas James Klaritch (incorporated herein by reference to Exhibit 4.16 to HCP’s Quarterly Report on Form 10 Q (File No. 1 08895) for the quarter ended September 30, 2003).

4.15

Amended and Restated Dividend Reinvestment and Stock Purchase Plan, dated as of October 23, 2003 (incorporated herein by reference to HCP’s Registration Statement on Form S 3 (Registration No. 333 110939), dated December 5, 2003).

4.16

Specimen of Stock Certificate representing the 7.25% Series E Cumulative Redeemable Preferred Stock, par value $1.00 per share (incorporated herein by reference to Exhibit 4.1 of HCP’s Registration Statement on Form 8 A12B (File No. 1 08895), filed on September 12, 2003).

4.17

Specimen of Stock Certificate representing the 7.1% Series F Cumulative Redeemable Preferred Stock, par value $1.00 per share (incorporated herein by reference to Exhibit 4.1 of HCP’s Registration Statement on Form 8 A12B (File No. 1 08895), filed on December 2, 2003).

4.18	Form of Fixed Rate Global Medium-Term Note (incorporated herein by reference to Exhibit 4.3 to HCP’s Current Report on Form 8 K (File No. 1 08895), filed November 20, 2003).

4.19	Form of Floating Rate Global Medium-Term Note (incorporated herein by reference to Exhibit 4.4 to HCP’s Current Report on Form 8 K (File No. 1 08895), filed November 20, 2003).

4.20

Registration Rights Agreement, dated as of July 22, 2005, by and among HCP, William P. Gallaher, Trustee for the William P. & Cynthia J. Gallaher Trust, Dwayne J. Clark, Patrick R. Gallaher, Trustee for the Patrick R. & Cynthia M. Gallaher Trust, Jeffrey D. Civian, Trustee for the Jeffrey D. Civian Trust dated August 8, 1986, Jeffrey Meyer, Steven L. Gallaher, Richard Coombs, Larry L. Wasem, Joseph H. Ward, Jr., Trustee for the Joseph H. Ward, Jr. and Pamela K. Ward Trust, Borue H. O’Brien, William R. Mabry, Charles N. Elsbree, Trustee for the Charles N. Elsbree Jr. Living Trust dated February 14, 2002, Gary A. Robinson, Thomas H. Persons, Trustee for the Persons Family Revocable Trust under trust dated February 15, 2005, Glen Hammel, Marilyn E. Montero, Joseph G. Lin, Trustee for the Lin Revocable Living Trust, Ned B. Stein, John Gladstein, Trustee for the John & Andrea Gladstein Family Trust dated February 11, 2003, John Gladstein, Trustee for the John & Andrea Gladstein Family Trust dated February 11, 2003, Francis Connelly, Trustee for the The Francis J & Shannon A Connelly Trust, Al Coppin, Trustee for the Al Coppin Trust, Stephen B. McCullagh, Trustee for the Stephen B. & Pamela McCullagh Trust dated October 22, 2001, and Larry L. Wasem—SEP IRA (incorporated herein by reference to Exhibit 4.24 to HCP’s Quarterly Report on Form 10 Q (File No. 1 08895) for the quarter ended June 30, 2005).

4.21

Officers’ Certificate pursuant to Section 301 of the Indenture, dated as of September 1, 1993, by and between HCP and The Bank of New York, as trustee, setting forth the terms of HCP’s Fixed Rate Medium-Term Notes and Floating Rate Medium-Term Notes (incorporated herein by reference to Exhibit 4.2 to HCP’s Current Report on Form 8 K (File No. 1 08895), filed February 17, 2006).

4.22	Form of Fixed Rate Global Medium-Term Note (incorporated herein by reference to Exhibit 4.3 to HCP’s Current Report on Form 8 K (File No. 1 08895), filed February 17, 2006).
4.23	Form of Floating Rate Global Medium-Term Note (incorporated herein by reference to Exhibit 4.4 to HCP’s Current Report on Form 8 K (File No. 1 08895), filed February 17, 2006).

4.24	Form of Floating Rate Notes Due 2008 (incorporated herein by reference to Exhibit 4.1 to HCP’s Current Report on Form 8 K (File No. 1 08895), filed September 19, 2006).

4.25	Form of 5.95% Notes Due 2011 (incorporated herein by reference to Exhibit 4.2 to HCP’s Current Report on Form 8 K (File No. 1 08895), filed September 19, 2006).

4.26	Form of 6.30% Notes Due 2016 (incorporated herein by reference to Exhibit 4.3 to HCP’s Current Report on Form 8 K (File No. 1 08895), filed September 19, 2006).

4.27	Form of 5.65% Senior Notes Due 2013 (incorporated herein by reference to Exhibit 4.1 to HCP’s Current Report on Form 8 K (File No. 1 08895), filed December 4, 2006).

4.28	Form of 6.00% Senior Notes Due 2017 (incorporated herein by reference to Exhibit 4.1 to HCP’s Current Report on Form 8-K (File No. 1 08895), filed January 22, 2007).

4.29

Officers’ Certificate (including Form of 6.70% Senior Notes Due 2018 as Annex A thereto), dated October 15, 2007, pursuant to Section 301 of the Indenture, dated as of September 1, 1993, by and between HCP and The Bank of New York Trust Company, N.A., as successor trustee to The Bank of New York, establishing a series of securities entitled “6.70% Senior Notes due 2018”).

4.30

Acknowledgment and Consent, dated as of May 11, 2007, by and among Zions First National Bank, KC Gardner Company, L.C., HCPI/Utah, LLC, Gardner Property Holdings, L.C. and HCP (incorporated herein by reference to Exhibit 4.29 to HCP’s Quarterly Report on Form 10-Q (File No. 1 08895) for the quarter ended June 30, 2007).

4.31

Acknowledgment and Consent, dated as of May 11, 2007, by and among Zions First National Bank, KC Gardner Company, L.C., HCPI/Utah II, LLC, Gardner Property Holdings, L.C. and HCP (incorporated herein by reference to Exhibit 4.30 to HCP’s Quarterly Report on Form 10-Q (File No. 1 08895) for the quarter ended June 30, 2007).

10.1

Amendment No. 1, dated as of May 30, 1985, to Partnership Agreement of Health Care Property Partners, a California general partnership, the general partners of which consist of HCP and certain affiliates of Tenet (incorporated herein by reference to Exhibit 10.1 to HCP’s Annual Report on Form 10 K (File No. 1 08895) for the year ended December 31, 1985).

10.2	HCP’s Second Amended and Restated Directors Stock Incentive Plan (incorporated herein by reference to Appendix A to HCP’s Proxy Statement filed March 21, 1997).*

10.2.1

First Amendment to HCP’s Second Amended and Restated Directors Stock Incentive Plan, effective as of November 3, 1999 (incorporated herein by reference to Exhibit 10.1 to HCP’s Quarterly Report on Form 10 Q (File No. 1 08895) for the quarter ended September 30, 1999).*

10.2.2

Second Amendment to Second Amended and Restated Directors Stock Incentive Plan, effective as of January 4, 2000 (incorporated herein by reference to Exhibit 10.17 to HCP’s Annual Report on Form 10 K (File No. 1 08895) for the year ended December 31, 1999).*

10.3	HCP’s Second Amended and Restated Stock Incentive Plan (incorporated herein by reference to Appendix B to HCP’s Proxy Statement filed March 21, 1997).*

10.3.1

First Amendment to HCP’s Second Amended and Restated Stock Incentive Plan, effective as of November 3, 1999 (incorporated herein by reference to Exhibit 10.3 to HCP’s Quarterly Report on Form 10 Q (File No. 1 08895) for the quarter ended September 30, 1999).*

10.4

HCP’s 2000 Stock Incentive Plan, amended and restated effective as of May 7, 2003 (incorporated herein by reference to Annex A to HCP’s Proxy Statement (File No. 1-088-95) for the Annual Meeting of Stockholders held on May 7, 2003).*

10.4.1

First Amendment to HCP’s Amended and Restated 2000 Stock Incentive Plan (effective as of May 7, 2003) (incorporated herein by reference to Exhibit 10.1 to HCP’s Current Report on Form 8 K (File No. 1 08895), filed February 3, 2005).*

10.5

HCP’s Second Amended and Restated Director Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.45 to HCP’s Quarterly Report on Form 10 Q (File No. 1 08895) for the quarter ended September 30, 1997).*

10.5.1

First Amendment to HCP’s Second Amended and Restated Director Deferred Compensation Plan, effective as of April 11, 1997 (incorporated herein by reference to Exhibit 10.5.1 to HCP’s Quarterly Report on Form 10 Q (File No. 1 08895) for the quarter ended March 31, 2005).*

10.5.2

Second Amendment to HCP’s Second Amended and Restated Director Deferred Compensation Plan, effective as of July 17, 1997 (incorporated herein by reference to Exhibit 10.5.2 to HCP’s Quarterly Report on Form 10 Q (File No. 1 08895) for the quarter ended March 31, 2005).*

10.5.3

Third Amendment to Second Amended and Restated Director Deferred Compensation Plan, effective as of November 3, 1999 (incorporated herein by reference to Exhibit 10.2 to HCP’s Quarterly Report on Form 10 Q (File No. 1 08895) for the quarter ended September 30, 1999).*

10.5.4

Fourth Amendment to Second Amended and Restated Director Deferred Compensation Plan, effective as of January 4, 2000 (incorporated herein by reference to Exhibit 10.19 to HCP’s Annual Report on Form 10 K (File No. 1 08895) for the year ended December 31, 1999).*

10.6

Amended and Restated Limited Liability Company Agreement of HCPI/Indiana, LLC, dated as of November 20, 1998 (incorporated herein by reference to Exhibit 10.15 to HCP’s Annual Report on Form 10 K (File No. 1 08895) for the year ended December 31, 1998).

10.7

Amended and Restated Limited Liability Company Agreement of HCPI/Utah, LLC, dated as of January 20, 1999 (incorporated herein by reference to Exhibit 10.16 to HCP’s Annual Report on Form 10 K (File No. 1 08895) for the year ended December 31, 1998).

10.8

Cross-Collateralization, Cross-Contribution and Cross-Default Agreement, dated as of July 20, 2000, by and between HCP Medical Office Buildings II, LLC and Texas HCP Medical Office Buildings, L.P., for the benefit of First Union National Bank (incorporated herein by reference to Exhibit 10.21 to HCP’s Quarterly Report on Form 10 Q (File No. 1 08895) for the quarter ended September 30, 2000).

10.9

Cross-Collateralization, Cross-Contribution and Cross-Default Agreement, dated as of August 31, 2000, by and between HCP Medical Office Buildings I, LLC and Meadowdome, LLC, for the benefit of First Union National Bank (incorporated herein by reference to Exhibit 10.22 to HCP’s Quarterly Report on Form 10 Q (File No. 1 08895) for the quarter ended September 30, 2000).

10.10

Amended and Restated Limited Liability Company Agreement of HCPI/Utah II, LLC, dated as of August 17, 2001 (incorporated herein by reference to Exhibit 10.21 to HCP’s Annual Report on Form 10 K405 (File No. 1 08895) for the year ended December 31, 2001).

10.10.1

Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of HCPI/Utah II, LLC, dated as of October 30, 2001 (incorporated herein by reference to Exhibit 10.22 to HCP’s Annual Report on Form 10 K405 (File No. 1 08895) for the year ended December 31, 2001).

10.11

Employment Agreement, dated as of October 26, 2005, by and between HCP and James F. Flaherty III (incorporated herein by reference to Exhibit 10.13 to HCP’s Quarterly Report on Form 10 Q (File No. 1 08895) for the quarter ended September 30, 2005).*

10.12

Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC, dated as of October 2, 2003 (incorporated herein by reference to Exhibit 10.28 to HCP’s Quarterly Report on Form 10 Q for the quarter ended September 30, 2003).

10.12.1

Amendment No.1 to Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC, dated as of September 29, 2004 (incorporated herein by reference to Exhibit 10.37 to HCP’s Quarterly Report on Form 10 Q (File No. 1 08895) for the quarter ended September 30, 2004).

10.12.2

Amendment No.2 to Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC, dated as of October 29, 2004 (incorporated herein by reference to Exhibit 10.43 to HCP’s Annual Report on Form 10 K (File No. 1 08895) for the year ended December 31, 2004).

10.12.3

Amendment No.3 to Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC and New Member Joinder Agreement, dated as of October 19, 2005, by and among HCP, HCPI/Tennessee, LLC and A. Daniel Weyland (incorporated herein by reference to Exhibit 10.14.3 to HCP’s Quarterly Report on Form 10 Q (File No. 1 08895) for the quarter ended September 30, 2005).

10.13

Employment Agreement, dated as of October 1, 2003, by and between HCP and Charles A. Elcan (incorporated herein by reference to Exhibit 10.29 to HCP’s Quarterly Report on Form 10 Q (File No. 1 08895) for the quarter ended September 30, 2003).*

10.13.1

Amendment No.1 to the Employment Agreement, dated as of October 1, 2003, by and between HCP and Charles A. Elcan (incorporated herein by reference to Exhibit 10.5 to HCP’s Current Report on Form 8 K (File No. 1 08895), filed February 3, 2005).*

10.14

Form of Restricted Stock Agreement for employees and consultants, effective as of May 7, 2003, as approved by the Compensation Committee of the Board of Directors of HCP, relating to HCP’s Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.30 to HCP’s Annual Report on Form 10 K (File No. 1 08895) for the year ended December 31, 2003).*

10.15

Form of Restricted Stock Agreement for directors, effective as of May 7, 2003, as approved by the Compensation Committee of the Board of Directors of HCP, relating to HCP’s Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.31 to HCP’s Annual Report on Form 10 K (File No. 1 08895) for the year ended December 31, 2003).*

10.16

Form of Stock Performance Award Letter for employees, effective as of May 7, 2003, as approved by the Compensation Committee of the Board of Directors of HCP, relating to HCP’s Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.32 to HCP’s Annual Report on Form 10 K (File No. 1 08895) for the year ended December 31, 2003).*

10.17

Form of Stock Option Agreement for eligible participants, effective as of May 7, 2003, as approved by the Compensation Committee of the Board of Directors of HCP, relating to HCP’s Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.33 to HCP’s Annual Report on Form 10 K (File No. 1 08895) for the year ended December 31, 2003).*

10.18

Amended and Restated Executive Retirement Plan, effective as of May 7, 2003 (incorporated herein by reference to Exhibit 10.34 to HCP’s Annual Report on Form 10 K (File No. 1 08895) for the year ended December 31, 2003).*

10.19

Form of CEO Performance Restricted Stock Unit Agreement with five year installment vesting, effective as of March 15, 2004, as approved by the Compensation Committee of the Board of Directors of HCP, relating to HCP’s Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.34 to HCP’s Annual Report on Form 10 K (File No. 1 08895) for the year ended December 31, 2004).*

10.20

Form of CEO Performance Restricted Stock Unit Agreement with three year cliff vesting, effective as of March 15, 2004, as approved by the Compensation Committee of the Board of Directors of HCP, relating to HCP’s Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.35 to HCP’s Annual Report on Form 10 K (File No. 1 08895) for the year ended December 31, 2004).*

10.21

Form of employee Performance Restricted Stock Unit Agreement with five year installment vesting, effective as of March 15, 2004, as approved by the Compensation Committee of the Board of Directors of HCP, relating to HCP’s Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.36 to HCP’s Annual Report on Form 10 K (File No. 1 08895) for the year ended December 31, 2004).*

10.22

Form of employee Performance Restricted Stock Unit Agreement with three year cliff vesting, effective as of March 15, 2004, as approved by the Compensation Committee of the Board of Directors of HCP, relating to HCP’s Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.37 to HCP’s Annual Report on Form 10 K (File No. 1 08895) for the year ended December 31, 2004).*

10.23

Form of CEO Performance Restricted Stock Unit Agreement with five year installment vesting, as approved by the Compensation Committee of the Board of Directors of HCP, relating to HCP’s Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.4 to HCP’s Current Report on Form 8 K (File No. 1 08895), filed February 3, 2005).*

10.24

Form of CEO Performance Restricted Stock Unit Agreement with three year cliff vesting, as approved by the Compensation Committee of the Board of Directors of HCP, relating to HCP’s Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to HCP’s Current Report on Form 8 K (File No. 1 08895), filed February 3, 2005).*

10.25

Form of employee Performance Restricted Stock Unit Agreement with five year installment vesting, as approved by the Compensation Committee of the Board of Directors of HCP, relating to HCP’s Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to HCP’s Current Report on Form 8 K (File No. 1 08895), filed February 3, 2005).*

10.26

CEO Restricted Stock Unit Agreement, as approved by the Compensation Committee of the Board of Directors of HCP, relating to HCP’s Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.29 to HCP’s Quarterly Report on Form 10 Q (File No. 1 08895) for the quarter ended September 30, 2005).*

10.27

Form of directors and officers Indemnification Agreement, as approved by the Board of Directors of HCP (incorporated herein by reference to Exhibit 10.30 to HCP’s Quarterly Report on Form 10 Q (File No. 1 08895) for the quarter ended September 30, 2005).*

10.28

Form of employee Performance Restricted Stock Unit Agreement with five year installment vesting, as approved by the Compensation Committee of the Board of Directors of HCP, relating to HCP’s Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.33 to HCP’s Quarterly Report on Form 10 Q (File No. 1 08895) for the quarter ended March 31, 2006).*

10.29

Form of CEO Performance Restricted Stock Unit Agreement with five year installment vesting, as approved by the Compensation Committee of the Board of Directors of HCP, relating to HCP’s Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.34 to HCP’s Quarterly Report on Form 10 Q (File No. 1 08895) for the quarter ended March 31, 2006).*

10.30

Form of CEO Performance Restricted Stock Unit Agreement with three year cliff vesting, as approved by the Compensation Committee of the Board of Directors of HCP, relating to HCP’s Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.35 to HCP’s Quarterly Report on Form 10 Q (File No. 1 08895) for the quarter ended March 31, 2006).*

10.31

Form of employee Restricted Stock Award Agreement with five year installment vesting, as approved by the Compensation Committee of the Board of Directors of HCP, relating to HCP’s 2006 Performance Incentive Plan (incorporated herein by reference to Exhibit 10.36 to HCP’s Quarterly Report on Form 10 Q (File No. 1 08895) for the quarter ended June 30, 2006).*

10.32

Form of employee Nonqualified Stock Option Agreement with five year installment vesting, as approved by the Compensation Committee of the Board of Directors of HCP, relating to HCP’s 2006 Performance Incentive Plan (incorporated herein by reference to Exhibit 10.37 to HCP’s Quarterly Report on Form 10 Q (File No. 1 08895) for the quarter ended June 30, 2006).*

10.33

Form of non-employee director Restricted Stock Award Agreement with five year installment vesting, as approved by the Board of Directors of HCP, relating to HCP’s 2006 Performance Incentive Plan (incorporated herein by reference to Exhibit 10.38 to HCP’s Quarterly Report on Form 10 Q (File No. 1 08895) for the quarter ended June 30, 2006).*

10.34

Form of Non-Employee Directors Stock-For-Fees Program, as approved by the Board of Directors of the Company, relating to the Company’s 2006 Performance Incentive Plan (incorporated herein by reference to Exhibit 10.1 to HCP’s Current Report on Form 8 K (File No. 1 08895), filed August 2, 2006).*

10.35

Stock Unit Award Agreement, dated August 14, 2006, by and between the Company and James F. Flaherty III (incorporated herein by reference to Exhibit 10.1 to HCP’s Current Report on Form 8 K (File No. 1 08895), filed August 17, 2006).*

10.36

Form of employee Performance Restricted Stock Unit Agreement with five year installment vesting, as approved by the Compensation Committee of the Board of Directors of HCP, relating to HCP’s 2006 Performance Incentive Plan (incorporated herein by reference to Exhibit 10.41 to HCP’s Annual Report on Form 10 K (File No. 1 08895) for the year ended December 31, 2006).*

10.37

Form of CEO Performance Restricted Stock Unit Agreement with five year installment vesting, as approved by the Compensation Committee of the Board of Directors of HCP, relating to HCP’s 2006 Performance Incentive Plan (incorporated herein by reference to Exhibit 10.42 to HCP’s Annual Report on Form 10 K (File No. 1 08895) for the year ended December 31, 2006).*

10.38

Form of CEO Performance Restricted Stock Unit Agreement with three year cliff vesting, as approved by the Compensation Committee of the Board of Directors of HCP, relating to HCP’s 2006 Performance Incentive Plan (incorporated herein by reference to Exhibit 10.43 to HCP’s Annual Report on Form 10 K (File No. 1 08895) for the year ended December 31, 2006).*

10.39

$2,750,000,000 Credit Agreement, dated as of August 1, 2007, by and among HCP, the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to HCP’s Current Report on Form 8 K (File No. 1 08895), filed August 6, 2007).

10.40

$1,500,000,000 Credit Agreement, dated as of August 1, 2007, by and among HCP, the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.2 to HCP’s Current Report on Form 8 K (File No. 1 08895), filed August 6, 2007).

10.41	HCP Change in Control Severance Plan.*

10.42	HCP 2006 Performance Incentive Plan (incorporated herein by reference to Exhibit A to HCP’s Proxy Statement (File No. 1-088-95) for the Annual Meeting of Stockholders held on May 11, 2006).*

31.1	Certification by James F. Flaherty III, HCP’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification by Mark A. Wallace, HCP’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).

32.1	Certification by James F. Flaherty III, HCP’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	Certification by Mark A. Wallace, the Company’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

*                 Management Contract or Compensatory Plan or Arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 30, 2007	HCP, INC.

(Registrant)

/s/ Mark A. Wallace
Mark A. Wallace
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ George P. Doyle
George P. Doyle
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)