Form 10-K
period 2007-12-31
HCP, INC.
filed 2008-02-12
CIK 765880

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-08895

HCP, Inc.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	33-0091377 (I.R.S. Employer Identification No.)
3760 Kilroy Airport Way, Suite 300 Long Beach, California (Address of principal executive offices)	90806 (Zip Code)

Registrant's telephone number, including area code (562) 733-5100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	New York Stock Exchange
7.25% Series E Cumulative Redeemable Preferred Stock	New York Stock Exchange
7.10% Series F Cumulative Redeemable Preferred Stock	New York Stock Exchange

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒ No ☐

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

          Indicate by check mark whether the registrant; (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "Accelerated Filer and Large Accelerated Filer" in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated Filer ☒                Accelerated Filer ☐                Non-accelerated Filer ☐

          Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.)    Yes ☐ No ☒

          State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $5.9 billion.

          As of February 1, 2008 there were 217,351,487 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the definitive Proxy Statement for the registrant's 2008 Annual Meeting of Stockholders have been incorporated by reference into Part III of this Report.

PART I

        All references in this report to "HCP," the "Company," "we," "us" or "our" mean HCP, Inc. together with its consolidated subsidiaries. Unless the context suggests otherwise, references to "HCP, Inc." mean the parent company without its subsidiaries.

ITEM 1. Business

Business Overview

        HCP invests primarily in real estate serving the healthcare industry in the United States. We are a self-administered, Maryland real estate investment trust ("REIT") organized in 1985. We are headquartered in Long Beach, California, with offices in Chicago, Illinois; Nashville, Tennessee; and San Francisco, California. We acquire, develop, lease, dispose and manage healthcare real estate and provide mortgage and other financing to healthcare providers. Our portfolio includes investments in the following healthcare segments: (i) senior housing; (ii) life science; (iii) medical office; (iv) hospital; and (v) skilled nursing. For business segment financial data, see our notes to the consolidated financial statements included elsewhere in this report.

        Our website address is www.hcpi.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on our website, free of charge, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the U.S. Securities and Exchange Commission ("SEC").

Healthcare Industry

        Healthcare is the single largest industry in the United States ("U.S.") based on Gross Domestic Product ("GDP"). According to the National Health Expenditures report released in January 2007 by the Centers for Medicare and Medicaid Services ("CMS"), the healthcare industry was projected to represent 16.5% of U.S. GDP in 2008.

Healthcare Expenditures Rising as a Percentage of GDP

(1)
Compound Annual Growth Rate ("CAGR").

        Senior citizens are the largest consumers of healthcare services. According to CMS, on a per capita basis, the 75-year and older segment of the population spends 76% more on healthcare than the 65 to 74-year-old segment and over 200% more than the population average.

U.S. Population Over 65 Years Old

Source: U.S. Census Bureau, the Statistical Abstract of the United States.

        The delivery of healthcare services requires real estate and, as a consequence, healthcare providers depend on real estate to maintain and grow their businesses. HCP believes that the healthcare real estate market provides investment opportunities due to the:

  •
  Compelling demographics driving the demand for healthcare services;

  •
  Specialized nature of healthcare real estate investing; and

  •
  Ongoing consolidation of the fragmented healthcare real estate sector.

Business Strategy

        Our primary goal is to increase shareholder value through profitable growth. Our investment strategy to achieve this goal is based on three principles—opportunistic investing, portfolio diversification and conservative financing.

  Opportunistic Investing

        We make investment decisions that are expected to drive profitable growth and create shareholder value. We attempt to position ourselves to create and take advantage of situations to meet our goals and investment criteria. We acquire and develop properties and provide mortgage and other financing to healthcare providers.

  Portfolio Diversification

        We believe in maintaining a portfolio of healthcare investments diversified by segment, geography, operator, tenant and investment product. Diversification reduces the likelihood that a single event would materially harm our business and allows us to take advantage of opportunities in different markets based on individual market dynamics. While pursuing our strategy of diversification, within the constraints of our various debt agreements, we do not limit our investments based on the percentage of our total assets that may be invested in any one property, segment, geographic location or in the number of properties which we may invest in, lease or lend to a single operator or tenant. With investments in multiple segments, we can focus on opportunities with the best risk/reward profile for the portfolio as a whole.

  Conservative Financing

        We believe a conservative balance sheet is important to our ability to execute our opportunistic investing approach. We strive to maintain a conservative balance sheet by actively managing our debt-to-equity levels and maintaining multiple sources of liquidity, such as our revolving line of credit, access to capital markets and secured debt lenders, relationships with current and prospective institutional joint venture partners and our ability to divest of assets. Our debt is primarily fixed rate, which reduces the impact of rising interest rates on our operations. Generally, we attempt to match the duration of our investments with fixed-rate financing.

        We may structure transactions as master leases, require operator or tenant insurance and indemnifications, obtain enhancements in the form of letters of credit or security deposits and take other measures to mitigate risk. We finance our investments based on our evaluation of available sources of funding. For short-term purposes, we may utilize our revolving line of credit or arrange for other short-term borrowings from banks or other sources. We arrange for longer-term financing through offerings of securities, placement of mortgage debt and capital from other institutional lenders and equity investors.

        We specifically incorporate by reference into this section the information set forth in Item 7, "2007 Transaction Overview," included elsewhere in this report.

Competition

        Investing in real estate is highly competitive. We face competition from other REITs, investment companies, private equity and hedge fund investors, healthcare operators, lenders, developers and other institutional investors, some of whom have greater resources and lower costs of capital than us. Increased competition makes it more challenging for us to identify and successfully capitalize on opportunities that meet our objectives. Our ability to compete is also impacted by national and local economic trends, availability of investment alternatives, availability and cost of capital, construction and renovation costs, existing laws and regulations, new legislation and population trends.

        Rental income from our facilities is dependent on the ability of our operators and tenants to compete with other operators and tenants on a number of different levels, including: the quality of care provided, reputation, the physical appearance of a facility, price and range of services offered, alternatives for healthcare delivery, the supply of competing properties, physicians, staff, referral sources, location and the size and demographics of the population in the surrounding area. Private, federal and state payment programs and the effect of laws and regulations may also have a significant influence on the profitability of our tenants. For a discussion of the risks associated with competitive conditions affecting our business, see "Item 1A. Risk Factors" below.

Portfolio Summary

        Our total portfolio of investments at December 31, 2007 includes investments in our consolidated portfolio and investments in our joint venture portfolio.

Consolidated Portfolio

        As of December 31, 2007, our consolidated investment portfolio of properties under leases, development properties, mezzanine loans and other debt investments, excluding assets held for sale and classified as discontinued operations, consisted of the following (square feet and dollars in thousands):

				2007
Segment	Number of Properties	Capacity(1)	Investment(2)	NOI(3)	Interest Income(4)
Senior housing	246	25,804 Units	$4,158,129	$347,940	$2,338
Life science	97	6,021 Sq. ft.	3,272,687	73,293	—
Medical office	205	13,912 Sq. ft.	2,226,057	190,725	—
Hospital	37	4,402 Beds	1,456,951	127,364	46,967
Skilled nursing	63	7,437 Beds	1,221,972	43,056	5,751

Number	648		$12,335,796	$782,378	$55,056

        See Note 15 to the Consolidated Financial Statements for additional information on our business segments.

(1)
Senior housing facilities are measured in units (e.g., studio, one or two bedroom units). Life science facilities and medical office buildings are measured in square feet. Hospitals and skilled nursing facilities are measured in licensed bed count.

(2)
Investment represents i) the carrying amount of real estate assets, including intangibles, after adding back accumulated depreciation and amortization, excluding assets held for sale and classified as discontinued operations; ii) the carrying amount of direct financing leases, after deducting interest accretion; and iii) the carrying amount of loans receivable and marketable debt securities.

(3)
Net Operating Income from Continuing Operations ("NOI") is a non-GAAP supplemental financial measure used to evaluate the operating performance of real estate properties. For the reconciliation of NOI to net income for 2007, refer to Note 15 to our consolidated financial statements.

(4)
Interest income represents income earned from our investments in loans and marketable debt securities, which is classified as interest and other income, net in our consolidated statements of income.

Joint Venture Portfolio

        As of December 31, 2007, our unconsolidated institutional joint ventures' portfolio consisted of the following (square feet and dollars in thousands):

Segment	Number of Properties	Capacity(1)	HCP's Ownership Interest	Joint Venture's Investment(2)	Total Revenues	Total Operating Expenses
Senior housing	25	5,635 Units	35%	$1,097,267	$83,312	$7
Life science	4	111 Sq. ft.	20%	23,870	1,331	118
Medical office	63	3,357 Sq. ft.	20 - 30%	683,710	56,070	21,572
Hospital	4	N/A(3)	20%	81,373	5,321	755

Total	96			$1,886,220	$146,034	$22,452

(1)
Senior housing facilities are measured in units (e.g., studio, one or two bedroom units), life science facilities and medical office buildings are measured in square feet and hospitals are measured in licensed bed count.

(2)
Represents the joint ventures' carrying amount of real estate assets, including intangibles, after adding back accumulated depreciation and amortization.

(3)
Information not provided by the respective operator/tenant.

        At December 31, 2007, in addition to our interests in institutional joint ventures summarized above, we have interests in eight unconsolidated joint ventures that together own four senior housing facilities, four life science facilities and one medical office building.

Investment Products

        Properties under leases.    At December 31, 2007, our investment in properties leased to third parties aggregated approximately $10.4 billion representing 641 properties, including 30 properties accounted for as direct financing leases. We primarily generate revenue by leasing healthcare properties under long-term leases. Most of our rents and other earned income from leases are received under triple-net leases or leases that provide for substantial recovery of operating expenses; however, some of our medical office building ("MOB") and life science facility rents are structured as gross or modified gross leases. Accordingly, for such properties we incur certain property operating expenses, such as real estate taxes, repairs and maintenance, property management fees, utilities and insurance. Our growth depends, in part, on our ability to (i) increase rental income and other earned income from leases by increasing rental rates and occupancy levels, (ii) maximize tenant recoveries given underlying lease structures and (iii) control operating and other expenses. Most of our leases include annual base rent escalation clauses that are either predetermined fixed increases or are a function of an inflation index. We frequently acquire properties through sale lease-back and tax efficient transactions.

        Development properties.    At December 31, 2007, our investment in properties under development, or land identified for future development, primarily in our life science segment, aggregated $618 million. We generally commit to development projects that deliver appropriate, risk-adjusted rates of return if they are at least 50% pre-leased or we believe that market conditions will support speculative construction. We work closely with our local real estate service providers, including brokerage, property management, project management and construction management companies to assist us in evaluating development proposals.

        Mezzanine loans and other debt investments.    At December 31, 2007, our mezzanine loans and other debt investments aggregated $1.3 billion. Our mezzanine loans are generally secured by a pledge of ownership interests of an entity or entities, which directly or indirectly own properties, and are subordinate to more senior debt, including mortgages and more senior mezzanine loans. Our other debt investments consist primarily of marketable debt securities issued by healthcare providers, mortgages secured by healthcare real estate, and other secured loans. Our loans generally include prepayment premiums and/or yield maintenance provisions.

        Institutional joint ventures.    We co-invest in real estate properties with institutional investors through joint ventures structured as partnerships or limited liability companies. We target institutional investors with long-term investment horizons who seek to benefit from our expertise in healthcare real estate. Predominantly, we retain minority interests in the joint ventures ranging from 20% to 35% and serve as the managing member. These ventures generally allow us to earn acquisition and asset management fees, and have the potential for promoted interests or incentive distributions based on performance of the venture. During 2007, we placed an aggregate of approximately $1.7 billion of senior housing, medical office and hospital properties into institutional joint ventures.

Healthcare Segments and Property Types

        Senior housing.    At December 31, 2007, we had interests in 275 senior housing facilities, including 29 facilities owned by unconsolidated joint ventures. Senior housing facilities include independent living facilities ("ILFs"), assisted living facilities ("ALFs") and continuing care retirement communities ("CCRCs"), which cater to different segments of the elderly population based upon their needs. Services provided by our operators or tenants in these facilities are primarily paid for by the residents directly or through private insurance and are less reliant on government reimbursement programs such as Medicaid and Medicare. Our senior housing property types are further described below:

  •
  Independent Living Facilities.  ILFs are designed to meet the needs of seniors who choose to live in an environment surrounded by their peers with services such as housekeeping, meals and activities. These residents generally do not need assistance with activities of daily living ("ADL"), including bathing, eating and dressing. However, residents have the option to contract for these services. At December 31, 2007, we had interests in 50 ILFs, including 20 facilities owned by unconsolidated joint ventures.

  •
  Assisted Living Facilities.  ALFs are licensed care facilities that provide personal care services, support and housing for those who need help with ADL yet require limited medical care. The programs and services may include transportation, social activities, exercise and fitness programs, beauty or barber shop access, hobby and craft activities, community excursions, meals in a dining room setting and other activities sought by residents. These facilities are often in apartment-like buildings with private residences ranging from single rooms to large apartments. Certain ALFs may offer higher levels of personal assistance for residents with Alzheimer's disease or other forms of dementia. Levels of personal assistance are based in part on local regulations. At December 31, 2007, we had interests in 210 ALFs, including six facilities owned by unconsolidated joint ventures.

  •
  Continuing Care Retirement Communities.  CCRCs provide housing and health-related services under long-term contracts. This alternative is appealing to residents as it eliminates the need for relocating when health and medical needs change, thus allowing residents to "age in place." Some CCRCs require a substantial entry or buy-in fee and most also charge monthly maintenance fees in exchange for a living unit, meals and some health services. CCRCs typically require the individual to be in relatively good health and independent upon entry. At December 31, 2007, we had interests in 15 CCRCs, including three facilities owned by unconsolidated joint ventures.

        Our senior housing segment accounted for approximately 36%, 35% and 25% of total revenues for the years ended December 31, 2007, 2006 and 2005, respectively. The following table provides information about our senior housing operator concentration for the year ended December 31, 2007:

	Operator's Revenues as a
Operators	Percentage of Segment Revenues	Percentage of Total Revenues
Sunrise Senior Living, Inc.	43%	16%
Brookdale Senior Living Inc.	18	7

        Life science.    At December 31, 2007, we had interests in 105 life science properties, including eight facilities owned by unconsolidated joint ventures. Life science properties are primarily configured in business park formats and typically include multiple facilities and buildings. These properties typically contain laboratory and office space primarily for biotechnology and pharmaceutical companies, scientific research institutions, government agencies and other organizations involved in the life science industry. The business park plan allows us the opportunity to provide flexible, contiguous/adjacent expansion that accommodates the growth of clients in place.

        Our life science segment accounted for approximately 10%, 3% and 4% of total revenues for the years ended December 31, 2007, 2006 and 2005, respectively. The following table provides information about our life science tenant concentration for the year ended December 31, 2007:

	Tenant's Revenues as a
Tenants	Percentage of Segment Revenues	Percentage of Total Revenues
Amgen, Inc.	5%	2%
Genentech, Inc.	5	2

        Medical office.    At December 31, 2007, we had interests in 269 MOBs, including 64 facilities owned by unconsolidated joint ventures. These facilities typically contain physicians' offices and examination rooms, and may also include pharmacies, hospital ancillary service space and outpatient services such as diagnostic centers, rehabilitation clinics and day-surgery operating rooms. While these facilities are similar to commercial office buildings, they require more plumbing, electrical and mechanical systems to accommodate multiple exam rooms that may require sinks in every room, brighter lights and special equipment such as medical gases. MOBs are typically multi-tenant properties leased to multiple healthcare providers (hospitals and physician practices).

        Our medical office segment accounted for approximately 34%, 34% and 33% of total revenues for the years ended December 31, 2007, 2006 and 2005, respectively. During the year ended December 31, 2007, HCA, Inc. ("HCA") contributed 39% of our medical office segment revenue.

        Hospital.    At December 31, 2007, we had interests in 41 hospitals, including four facilities owned by unconsolidated joint ventures. Services provided by our operators and tenants in these facilities are paid for by private sources, third-party payors (e.g., insurance and Health Maintenance Organizations (HMOs)), or through the Medicare and Medicaid programs. All of our hospitals are leased to single tenants under net lease structures.

        Our hospital property types are further described below:

  •
  Acute Care Hospitals.  Acute care hospitals offer a wide range of services such as fully-equipped operating and recovery rooms, obstetrics, radiology, intensive care, open heart surgery and coronary care, neurosurgery, neonatal intensive care, magnetic resonance imaging, nursing units, oncology, clinical laboratories, respiratory therapy, physical therapy, nuclear medicine, rehabilitation services and outpatient services. At December 31, 2007, we had interests in 15 acute care hospitals.

  •
  Long-Term Acute Care Hospitals.  LTACHs provide care for patients with complex medical conditions that require longer stays and more intensive care, monitoring or emergency back-up than that available in most skilled nursing-based programs. At December 31, 2007, we had interests in eight LTACHs, including one facility owned by an unconsolidated joint venture.

  •
  Specialty Hospitals.  Specialty hospitals are licensed as acute care hospitals but focus on providing care in specific areas such as cardiac, orthopedic and women's conditions, or specific procedures such as surgery and are less likely to provide emergency services. At December 31, 2007, we had interests in five specialty hospitals, including two facilities owned by unconsolidated joint ventures.

  •
  Rehabilitation Hospitals.  Rehabilitation hospitals provide inpatient and outpatient care for patients who have sustained traumatic injuries or illnesses, such as spinal cord injuries, strokes, head injuries, orthopedic problems, work-related disabilities and neurological diseases. At December 31, 2007, we had interests in 13 rehabilitation hospitals, including one facility owned by an unconsolidated joint venture.

        Our hospital segment accounted for approximately 15%, 20% and 27% of total revenues for the years ended December 31, 2007, 2006 and 2005, respectively. The following table provides information about our hospital operator/tenant concentration for the year ended December 31, 2007:

	Operator's/Tenant's Revenues as a
Operators/Tenants	Percentage of Segment Revenues	Percentage of Total Revenues
Tenet Healthcare Corporation	42%	6%
HCA.	14	6	(1)

(1)
Percentage of total revenues from HCA includes revenues earned from both our medical office and hospital segments.

        In addition to our investments in properties under leases, our hospital segment also includes investments in marketable debt securities and loans. Our marketable debt securities and loans contributed approximately $27.6 million and $19.4 million, respectively, of interest income for the year ended December 31, 2007, of which $26.2 million relates to interest earned from marketable debt securities issued by HCA.

        Skilled nursing.    At December 31, 2007, we had interests in 63 skilled nursing facilities ("SNFs"). SNFs offer restorative, rehabilitative and custodial nursing care for people not requiring the more extensive and sophisticated treatment available at hospitals. Ancillary revenues and revenues from sub-acute care services are derived from providing services to residents beyond room and board and include occupational, physical, speech, respiratory and intravenous therapy, wound care, oncology treatment, brain injury care and orthopedic therapy as well as sales of pharmaceutical products and other services. Certain skilled nursing facilities provide some of the foregoing services on an out-patient basis. Skilled nursing services provided by our operators and tenants in these facilities are primarily paid for either by private sources or through the Medicare and Medicaid programs. All of our SNFs are leased to single tenant operators under net lease structures.

        Our skilled nursing segment accounted for approximately 5%, 8% and 12% of total revenues for the years ended December 31, 2007, 2006 and 2005, respectively. The following table provides information about our skilled nursing operator operator/tenant concentration for the year ended December 31, 2007:

	Operator's/Tenant's Revenues as a
Operators/Tenants	Percentage of Segment Revenues	Percentage of Total Revenues
Kindred Healthcare, Inc.	40%	2%
Trilogy Health Services, LLC	25	1

        In addition to our investments in assets under leases, our skilled nursing segment also includes a mezzanine loan investment to HCR ManorCare with a principal balance of $1 billion. The mezzanine loan investment was made on December 21, 2007 and did not have a significant impact on our interest income for the year ended December 31, 2007. We expect the mezzanine loan investment to make a greater contribution to our interest income during 2008.

Taxation of HCP, Inc.

        HCP, Inc. believes that it has operated in such a manner as to qualify for taxation as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its taxable year ended December 31, 1985, and it intends to continue to operate in such a manner. No assurance can be given that HCP, Inc. has operated or will be able to continue to operate in a manner so as to qualify or to remain so qualified. For a description of the risks associated with HCP, Inc.'s REIT structure and the related tax provisions governing HCP, Inc., see "Risk Factors—Tax and REIT-Related Risks" below. This summary is qualified in its entirety by the applicable Code provisions, rules and regulations promulgated thereunder, and administrative and judicial interpretations thereof.

        If HCP, Inc. qualifies for taxation as a REIT, it will generally not be required to pay federal corporate income taxes on the portion of its net income that is currently distributed to stockholders. This treatment substantially eliminates the "double taxation" (i.e., at the corporate and stockholder levels) that generally results from investment in a corporation. However, HCP, Inc. will be required to pay federal income tax under certain circumstances.

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

        There are presently two gross income requirements. First, at least 75% of HCP, Inc.'s gross income (excluding gross income from "prohibited transactions" as defined below) for each taxable year must be derived directly or indirectly from investments relating to real property or mortgages on real property or from certain types of temporary investment income. Second, at least 95% of HCP, Inc.'s gross income (excluding gross income from prohibited transactions and qualifying hedges) for each taxable year must be derived from income that qualifies under the 75% test and other dividends, interest and gain from the sale or other disposition of stock or securities. A "prohibited transaction" is a sale or other disposition of property (other than foreclosure property) held for sale to customers in the ordinary course of business.

        At the close of each quarter of HCP, Inc.'s taxable year, it must also satisfy four tests relating to the nature of its assets. First, at least 75% of the value of HCP, Inc.'s total assets must be represented by real estate assets including shares of stock of other REITs, certain other stock or debt instruments purchased with the proceeds of a stock offering or long term public debt offering by HCP, Inc. (but only for the one-year period after such offering), cash, cash items and government securities. Second, not more than 25% of HCP, Inc.'s total assets may be represented by securities other than those in the 75% asset class. Third, of the investments included in the 25% asset class, the value of any one issuer's securities owned by HCP, Inc. may not exceed 5% of the value of HCP, Inc.'s total assets and HCP, Inc. may not own more than 10% of the vote or value of the securities of a non-REIT corporation, other than certain debt securities and interests in taxable REIT subsidiaries or qualified REIT subsidiaries, each as defined below. Fourth, not more than 20% of the value of HCP, Inc.'s total assets may be represented by securities of one or more taxable REIT subsidiaries.

        HCP, Inc., directly and indirectly, owns interests in various partnerships and limited liability companies. In the case of a REIT that is a partner in a partnership or a member of a limited liability company that is treated as a partnership under the Code, Treasury Regulations provide that for purposes of the REIT income and asset tests, the REIT will be deemed to own its proportionate share of the assets of the partnership or limited liability company (determined in accordance with its capital interest in the entity), subject to special rules related to the 10% asset test and will be deemed to be entitled to the income of the partnership or limited liability company attributable to such share. The ownership of an interest in a partnership or limited liability company by a REIT may involve special tax risks, including the challenge by the Internal Revenue Service of the allocations of income and expense items of the partnership or limited liability company, which would affect the computation of taxable income of the REIT, and the status of the partnership or limited liability company as a partnership (as opposed to an association taxable as a corporation) for federal income tax purposes.

        HCP, Inc. also owns interests in a number of subsidiaries which are intended to be treated as qualified REIT subsidiaries (each a "QRS"). The Code provides that such subsidiaries will be ignored for federal income tax purposes and all assets, liabilities and items of income, deduction and credit of such subsidiaries will be treated as the assets, liabilities and such items of HCP, Inc. If any partnership, limited liability company or subsidiary in which HCP, Inc. owns an interest were treated as a regular corporation (and not as a partnership, subsidiary REIT, QRS or taxable REIT subsidiary, as the case may be) for federal income tax purposes, HCP, Inc. would likely fail to satisfy the REIT asset tests described above and would therefore fail to qualify as a REIT, unless certain relief provisions apply. Except with respect to certain entities in which HCP, Inc. owns less than a 10% interest, HCP, Inc. believes that each of the partnerships, limited liability companies and subsidiaries (other than taxable REIT subsidiaries), in which it owns an interest will be treated for tax purposes as a partnership, disregarded entity (in the case of a 100% owned partnership or limited liability company), REIT or QRS, as applicable, although no assurance can be given that the Internal Revenue Service will not successfully challenge the status of any such organization.

        As of December 31, 2007, HCP, Inc. owned interests in 13 subsidiaries which have elected to be taxable REIT subsidiaries (each a "TRS"). A REIT may own any percentage of the voting stock and value of the securities of a corporation which jointly elects with the REIT to be a TRS, provided certain requirements are met. A TRS generally may engage in any business, including the provision of customary or noncustomary services to tenants of its parent REIT and of others, except a TRS may not manage or operate a hotel or healthcare facility. A TRS is treated as a regular corporation and is subject to federal income tax and applicable state income and franchise taxes at regular corporate rates. In addition, a 100% tax may be imposed on a REIT if its rental, service or other agreements with its TRS, or the TRS's agreements with the REIT's tenants, are not on arm's-length terms.

        In order to qualify as a REIT, HCP, Inc. is required to distribute dividends (other than capital gain dividends) to its stockholders in an amount at least equal to (A) the sum of (i) 90% of its "real estate investment trust taxable income" (computed without regard to the dividends paid deduction and its net capital gain) and (ii) 90% of the net income, if any (after tax), from foreclosure property, minus (B) the sum of certain items of non-cash income. Such distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before HCP, Inc. timely files its tax return for such year, if paid on or before the first regular dividend payment date after such declaration and if HCP, Inc. so elects and specifies the dollar amount in its tax return. To the extent that HCP, Inc. does not distribute all of its net long-term capital gain or distributes at least 90%, but less than 100%, of its "real estate investment trust taxable income," as adjusted, HCP, Inc. will be required to pay tax thereon at regular corporate tax rates. Furthermore, if HCP, Inc. should fail to distribute during each calendar year at least the sum of (i) 85% of its ordinary income for such year, (ii) 95% of its capital gain income for such year and (iii) any undistributed taxable income from prior periods, HCP, Inc. would be required to pay a 4% excise tax on the excess of such required distributions over the amounts actually distributed.

        On July 27, 2007, we formed HCP Life Science REIT, Inc. ("HCP Life Science REIT") which will elect to be taxed as a REIT under Sections 856 through 860 of the Code commencing with its initial taxable year ended December 31, 2007. We believe that HCP Life Science REIT has operated in such a manner so as to qualify for taxation as a REIT under the Code commencing with its initial taxable year and HCP Life Science REIT intends to continue to operate in such a manner. Provided that HCP Life Science REIT qualifies as a REIT, HCP, Inc.'s interest in HCP Life Science REIT is treated as a qualifying real estate asset for purposes of the REIT asset requirements and any dividend income or gains derived by HCP, Inc. from the stock of HCP Life Science REIT is generally treated as income that qualifies for purposes of the REIT income requirements. To qualify as a REIT, HCP Life Science REIT must independently satisfy the various REIT qualification requirements. If HCP Life Science REIT were to fail to qualify as a REIT, it would be treated as a regular taxable corporation and its income would be subject to federal income tax. In addition, a failure of HCP Life Science REIT to qualify as a REIT could have an adverse effect on HCP, Inc.'s ability to comply with the REIT asset and income requirements described above, and thus its ability to qualify as a REIT.

        If HCP, Inc. or HCP Life Science REIT fail to qualify for taxation as a REIT in any taxable year and certain relief provisions do not apply, the applicable REIT will be required to pay tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Distributions to stockholders in any year in which it fails to qualify will not be deductible by the applicable REIT nor will such distributions be required to be made. Unless entitled to relief under specific statutory provisions, the applicable REIT will also be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost. It is not possible to state whether in all circumstances HCP, Inc. or HCP Life Science REIT would be entitled to the statutory relief. Failure to qualify for even one year could substantially reduce distributions to stockholders and could result in our incurring substantial indebtedness (to the extent borrowings are feasible) or liquidating substantial investments in order to pay the resulting taxes.

        HCP, Inc., HCP Life Science REIT and their stockholders may be required to pay state or local tax in various state or local jurisdictions, including those in which these REITs or their stockholders transact business or reside. The state and local tax treatment of these parties may not conform to the federal income tax consequences discussed above.

        HCP, Inc. and HCP Life Science REIT may also be subject to certain taxes applicable to REITs, including taxes in lieu of disqualification as a REIT, on undistributed income, on income from prohibited transactions, on net income from foreclosure property and on built-in gains from the sale of certain assets acquired from C corporations in tax-free transactions (including the assets of Slough Estates USA Inc. ("SEUSA") held by HCP Life Science REIT) during a specified time period.

Government Regulation, Licensing and Enforcement

  Overview

        The tenants and operators of our properties are typically subject to extensive and extremely complex federal, state and local regulations that overlap in many cases and vary from jurisdiction to jurisdiction. These regulations are wide-ranging and extend to, among other things, federal, state and local regulations relating to operations, facilities, licensing, physicians and other professional staff, insurance and reimbursement, as well as extensive federal and state criminal enforcement. Our tenants and operators may find it difficult to comply with this complex healthcare regulatory regime because of a relative lack of regulatory and judicial guidance in many areas and varying enforcement emphases and initiatives at the federal, state and local levels. Changes in government regulations and reimbursement, increased regulatory enforcement activity and regulatory non-compliance by our tenants and operators can all have a significant effect on their operations and financial condition and, consequently, can adversely impact us, as detailed below and set forth under "Risk Factors."

        Our recent acquisition of SEUSA significantly increased our investment in the life science segment. While our life science tenants include some well-established companies, others are less established and, in some cases, may not yet have a product approved by the FDA or other regulatory authorities for commercial sale. In part because of the extensive regulation of healthcare, creating a new pharmaceutical product requires significant investments of time and money; it also entails considerable risk of failure in demonstrating that the product is safe and effective and gaining regulatory approval and market acceptance. Further, even after a life science company has gained regulatory approval to market a product, the product still presents regulatory risks. Such risks include the possible later discovery of safety concerns, changes in reimbursement for the product, competition from new products, litigation over the validity or infringement of the underlying intellectual property, and ultimately the expiration of patent protection for the product.

        We seek to mitigate the risk to us resulting from the significant healthcare regulatory risks faced by our tenants and operators by diversifying our portfolio among property types and geographical areas, diversifying our tenant and operator base to limit our exposure to any single entity, and seeking tenants and operators who are not primarily dependent on Medicare or Medicaid reimbursement for their revenues. As of December 31, 2007, our investments in the senior housing, life science, medical office, hospital and skilled nursing segments represented approximately 34%, 26%, 18%, 12% and 10% of our portfolio, respectively, based on investment amount. For the year ended December 31, 2007, we estimate, based on the information provided from our tenants and operators, that approximately 80% of our tenants' and operators' revenues were derived from sources other than Medicare and Medicaid. In light of our recent acquisition of SEUSA and the quality mix of that portfolio, an even greater percentage of our current tenant and operator revenue mix is derived from sources other than Medicare and Medicaid.

        While different properties within our portfolio may be more likely subject to certain types of regulation, all healthcare facilities are potentially subject to the full range of regulation and enforcement described more fully below. We expect that the healthcare industry will continue to face increased regulation and pressure in the areas of fraud, waste and abuse, cost control, healthcare management and provision of services, as well as continuing cost control initiatives and reform efforts generally. Changes in applicable law, new interpretations of existing laws, changes in payment or reimbursement methodologies and changes in enforcement priorities can all have a material impact on the results of operations and financial condition of our tenants and operators. In addition, each of these factors can lead to reduced or slower growth in reimbursement for certain services provided by our tenants and operators, and reduced demand for certain of the services that they provide. In addition, we believe healthcare services are increasingly being provided on an outpatient basis or in the home, and hospitals and other healthcare providers are increasingly facing the need to provide greater services to uninsured patients, all of which can also adversely affect the profitability of some of our tenants and operators.

  Fraud and Abuse Enforcement

        Various federal and state laws prohibit a wide variety of fraud and abuse by healthcare providers who participate in, receive payments from, or make or receive referrals for work in connection with government funded healthcare programs, including but not limited to Medicare and Medicaid. Federal and state government agencies have continued rigorous enforcement of criminal and civil anti-fraud and abuse statutes in the healthcare arena. Our operators and tenants are subject to many of these laws, and some of them may in the future become the subject of a governmental enforcement action. Some of the more commonly used statutes in these enforcement efforts that apply to our tenants and operators are as follows:

        General Criminal Statutes.    Numerous general federal statutes (e.g. theft of public money, mail fraud and wire fraud) prohibit the making or presenting of false claims for reimbursement or payment, and many states have similar criminal statutes. The Office of Inspector General of the Department of Health and Human Services and the United States Department of Justice have announced renewed efforts to scrutinize billing practices relating to coding of submitted charges and payments to inpatient rehabilitation and psychiatric hospital units. Similarly, many states' attorney generals vigorously prosecute these offenses. In combination, the use of these statutes to prosecute individuals as well as corporations has increased in recent years.

        The Federal Anti-Kickback Statute.    Medicare and Medicaid anti-kickback and anti-fraud and abuse amendments are codified under the Social Security Act (the "Anti-Kickback Statute"). The Anti-Kickback Statute prohibits certain business practices related to the payment or receipt of monies or other consideration in connection with the referral of patients whose care would be paid for by Medicare and Medicaid. The Anti-Kickback Statute provides for criminal and civil penalties, as well as fines and possible debarment from government programs. Many states have statutes proscribing payment or receipt of payments in exchange for patient referrals, and often these statutes are broader insofar as they prohibit payments in connection with any third party payors, not just federal programs.

        The False Claims Act.    The Federal False Claims Act (the "False Claims Act") prohibits the making or presenting of any false claim for payment to the federal government; it is the civil equivalent to federal criminal provisions prohibiting the submission of false claims to federally funded programs. Many states have enacted similar statutes preventing the presentation of a false claim to a state government, and we expect more to do so because the Social Security Act provides a financial incentive for states to enact statutes establishing state level liability. Additionally, federal and state false claims laws also permit the action to be brought by a "whistleblower" who may collect a portion of the government's recovery—an incentive which increases the frequency of such actions. A successful False Claims Act case may result in a penalty of three times actual damages, plus additional civil penalties payable to the government, plus reimbursement of the fees of counsel for the whistleblower.

        The Federal Physician Self-Referral Prohibition (the "Stark Law").    The Stark Law generally prohibits referrals by physicians in the Medicare and Medicaid programs to entities with which the referring physician or an immediate family member has a financial relationship. The referral prohibitions are broad and cover typical physician referral services, including services related to clinical laboratory, physical therapy, radiology and inpatient and outpatient services. A violation of the Stark Law may result in a denial of payment, refunds to Medicare and Medicaid patients, civil monetary penalties ranging between $15,000 to $100,000, depending upon the egregiousness of the offense, and debarment.

        The Civil Monetary Penalties Law.    The Civil Monetary Penalties law prohibits the knowing presentation of a claim for certain healthcare services that is false or fraudulent. The penalties include a monetary civil penalty of up to $10,000 for each item or service, $15,000 for each individual with respect to whom false or misleading information was given, as well as treble damages for the total amount of remuneration claimed.

        The Health Insurance Portability and Accountability Act ("HIPPA").    HIPPA establishes many specific standards and rules related to the protection of the privacy and security of health information and the rights of patients to understand how their information will be controlled and used. Failure to comply with HIPPA's provisions may result in the imposition of criminal and civil fines and penalties.

  Medicare and Medicaid Programs

        Sources of revenue for our tenants and operators include the federal Medicare program, state Medicaid programs, private insurance carriers, healthcare service plans and health maintenance organizations, among others. Efforts to reduce costs by these payors will likely continue, which may result in reduced or slower growth in reimbursement for certain services provided by some of our tenants and operators. In addition, the failure of any of our tenants or operators to comply with various laws and regulations could jeopardize their certification and ability to continue to participate in the Medicare and Medicaid programs. Medicaid programs differ from state to state, but they are all subject to federally-imposed requirements. At least 50% of the funds available under these programs are provided by the federal government under a matching program. Medicaid programs generally pay for acute and rehabilitative care based on reasonable costs at fixed rates; skilled nursing facilities are generally reimbursed using fixed daily rates. Medicaid payments are generally below retail prices, and the Deficit Reduction Act of 2005 (the "DRA") may further reduce Medicaid reimbursement, as the DRA included cuts of approximately $4.8 billion over five years to the Medicaid program. Increasingly, states have introduced managed care contracting techniques into the administration of Medicaid programs. Such mechanisms could have the impact of reducing utilization of, and reimbursement to, facilities. Other third-party payors in various states base payments on costs, retail rates or, increasingly, negotiated rates. Negotiated rates can include discounts from normal charges, fixed daily rates and prepaid per patient rates.

        Furthermore, federal laws and regulations, including the Medicare Conditions of Participation, require participating healthcare providers and hospitals to assure that claims for reimbursement are medically reasonable and necessary, meet professionally recognized standards of healthcare and are supported by evidence of necessity and quality. CMS administers the Medicare Conditions of Participation, reviews submissions and investigates complaints about the quality of care. CMS has the ability to deny payment and recommend debarment from the Medicaid program. This utilization review conducted by CMS may materially impact the operations of a healthcare facility that receives complaints as to cost or quality of service.

  Healthcare Facilities

        Certain healthcare facilities in our portfolio are subject to extensive federal, state and local licensure, certification and inspection laws and regulations. Further, various licenses and permits are required to dispense narcotics, operate pharmacies, handle radioactive materials and operate equipment. Failure to comply with any of these laws could result in loss of accreditation, denial of reimbursement, imposition of fines, suspension or decertification from federal and state healthcare programs, loss of license or closure of the facility. Such actions may have an adverse effect on the revenues of the tenants and operators of properties owned by or mortgaged to us, and therefore can adversely impact us.

  Certificate of Need Requirements

        There is an increase in the number of states that require approval for construction, expansion and closure of healthcare facilities. The approval process of some of these states involves certificates of need, which are issued by the state in order to contain rising healthcare costs. These certificates of need are triggered by changes in bed capacity or services, capital expenditures above a certain amount or other building issues. The approval process may impact some of our tenants' and operators' abilities to grow and change their businesses, which may have an effect on their respective revenues or operations and hence adversely impact us.

  Entrance Fee Communities

        Certain of the senior housing facilities mortgaged to or owned by us are operated as entrance fee communities. Generally, an entrance fee is an upfront fee or consideration paid by a resident, a portion of which may be refundable, in exchange for some form of long-term benefit. Some of the entrance fee communities are subject to significant state regulatory oversight, including, for example, oversight of each facility's financial condition, establishment and monitoring of reserve requirements and other financial restrictions, the right of residents to cancel their contracts within a specified period of time, lien rights in favor of the residents, restrictions on change of ownership and similar matters. Such oversight and the rights of residents within these entrance fee communities may have an effect on the revenues or operations of our tenants and operators and therefore may adversely impact us.

  California Senate Bill 1953

        Our hospital located in Tarzana, California is affected by State of California Senate Bill 1953 ("SB 1953"), which requires certain seismic safety building standards for acute care hospital facilities. This hospital is operated by Tenet under a lease expiring in February 2009. We are currently reviewing the SB 1953 compliance of this hospital, multiple plans of action to cause such compliance, the estimated time for completing the same, and the cost of performing necessary remediation of the property. For a more detailed description of the impact of SB 1953 on us, see "Item 3. Legal Proceedings" below.

  Americans with Disabilities Act (the "ADA")

        Our properties must comply with the ADA to the extent that such properties are "public accommodations" as defined in that statute. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. To date, no notices of substantial noncompliance with the ADA have been received by us. Accordingly, we have not incurred substantial capital expenditures to address ADA concerns. In some instances, our tenants and operators may be responsible for any additional amounts that may be required to make facilities ADA-compliant. Noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we continue to assess our properties and make alterations as appropriate in this respect.

  Environmental Matters

        A wide variety of federal, state and local environmental and occupational health and safety laws and regulations affect healthcare facility operations. These complex federal and state statutes, and their enforcement, involve myriad regulations, many of which involve strict liability on the part of the potential offender. Some of these federal and state statutes may directly impact us. Under various federal, state and local environmental laws, ordinances and regulations, an owner of real property or a secured lender, such as us, may be liable for the costs of removal or remediation of hazardous or toxic substances at, under or disposed of in connection with such property, as well as other potential costs relating to hazardous or toxic substances (including government fines and damages for injuries to persons and adjacent property). The cost of any required remediation, removal, fines or personal or property damages and the owner's or secured lender's liability therefore could exceed or impair the value of the property, and/or the assets of the owner or secured lender. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral which, in turn, could reduce our revenues. For a description of the risks associated with environmental matters, see "Risk Factors."

Employees

        At December 31, 2007, we had 151 full-time employees and two part-time employees, none of whom are subject to a collective bargaining agreement. We consider our relations with our employees to be good.

ITEM 1A.    Risk Factors

        Before deciding whether to invest in HCP, you should carefully consider the risks described below as well as the risks described elsewhere in this report, which risks are incorporated by reference into this section. The risks and uncertainties described herein are not the only ones facing us and there may be additional risks that we do not presently know of or that we currently consider not likely to have a significant impact on us. All of these risks could adversely affect our business, results of operations and financial condition.

Risks Related to Our Business

We rely on external sources of capital to fund future capital needs, and, if our access to such capital is limited or on unfavorable terms, we may not be able to meet commitments as they become due or make future investments necessary to grow our business.

        In order to qualify as a REIT under the Code, HCP, Inc. is required, among other things, to distribute to its stockholders each year at least 90% of its REIT taxable income, excluding capital gains. Because of this distribution requirement, we may not be able to fund all future capital needs, including capital needs in connection with acquisitions and development activities, from cash retained from operations. As a result, we rely on external sources of capital. If we are unable to obtain needed capital at all or only on unfavorable terms from these sources, we might not be able to make the investments needed to grow our business or meet our obligations and commitments as they mature, which could negatively affect the credit ratings of our debt and preferred securities. Our access to capital depends upon a number of factors, over which we have little or no control, including:

  •
  the performance of the national and global economies generally;

  •
  competition in the healthcare industry;

  •
  issues facing the healthcare industry, including regulations and government reimbursement policies;

  •
  tenants' and operators' operating costs;

  •
  the ratings of our debt and preferred securities;

  •
  our degree of leverage;

  •
  general availability of credit and market conditions, including interest rates;

  •
  the market's perception of our growth potential;

  •
  the market value of our properties;

  •
  changes in rules or practices governing our financial and SEC reporting;

  •
  civil disturbances, natural disasters or acts of war;

  •
  our current and potential future earnings and cash distributions; and

  •
  the market price of the shares of our capital stock.

Adverse changes in our credit ratings could impair our ability to obtain additional debt and preferred stock financing on favorable terms, if at all, and significantly reduce the market price of our securities, including our common stock.

        We currently have a credit rating of Baa3 (stable) from Moody's Investors Service ("Moody's"), BBB (negative outlook) from Standard & Poor's Ratings Service ("S&P") and BBB (stable) from Fitch Ratings ("Fitch") on our senior unsecured debt securities, and Ba1 (stable) from Moody's, BBB- (negative outlook) from S&P and BBB- (stable) from Fitch on our preferred securities. The credit ratings of our senior unsecured debt and preferred securities are based on our operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies in their rating analyses of us. Our credit ratings can affect the amount and type of capital we can access, as well as the terms of any financings we may obtain. There can be no assurance that we will be able to maintain our current credit ratings and in the event that our current credit ratings deteriorate, we would likely incur higher borrowing costs and may encounter difficulty in obtaining additional financing. Also, a downgrade in our credit ratings would trigger additional costs or other potentially negative consequences under our current and future credit facilities and debt instruments.

Because we depend on external sources of capital to fund our acquisition and development activity, adverse changes to our credit ratings could negatively impact our acquisition and development activity, future growth, financial condition and the market price of our securities.

We have incurred additional indebtedness in connection with recent acquisitions and we anticipate we may have to incur further indebtedness to implement our business strategy. In addition, from time to time we mortgage our properties to secure payment of indebtedness. Our increased level of indebtedness could materially adversely affect us in many ways, including reducing funds available for other business purposes and reducing our operational flexibility.

        Our indebtedness as of December 31, 2007 was approximately $7.5 billion, including $1.35 billion that remains outstanding on a bridge loan from our recently completed acquisition of SEUSA and approximately $900 million borrowed on our line of credit in connection with our mezzanine loan investment in HCR ManorCare. As part of our business strategy, we actively seek attractive acquisition candidates to grow our business. Our recent acquisitions of SEUSA, CNL Retirement Properties, Inc. ("CRP") and CNL Retirement Corp. ("CRC") are examples of the execution of this strategy. We may acquire healthcare facilities through various structures, including transactions involving portfolios, single assets, joint ventures and acquisitions of all or substantially all of the securities or assets of other REITs or similar real estate entities. We anticipate that our acquisitions will be financed through a combination of methods, including proceeds from equity and/or debt offerings, sales of properties, borrowings under our credit facilities and other incurrence or assumption of indebtedness, including secured indebtedness. Any significant acquisition or series of acquisitions financed by the incurrence or assumption of indebtedness may cause us to become more leveraged, which, in turn, could negatively affect the credit ratings of our debt and preferred securities and increase the demands on our cash resources. Greater demands on our cash resources may reduce funds available to us to pay dividends, conduct development activities, or make capital expenditures and acquisitions. Increased indebtedness can also make us more vulnerable to a downturn in business or the economy generally and create competitive disadvantages for us compared to other companies with relatively lower debt levels. Increased future debt service obligations may limit our operational flexibility, including our ability to finance or refinance our properties, contribute properties to joint ventures or sell properties as needed. Further, if we are unable to meet our mortgage payments, then the encumbered properties could be foreclosed upon or transferred to the mortgagee with a consequent loss of income and asset value. A foreclosure on one or more of our properties could materially adversely affect our business, results of operations and financial condition and our ability to pay dividends.

Covenants in our credit agreements and other debt instruments limit our operational flexibility and a covenant breach could materially adversely affect our operations.

        The terms of our credit agreements and other indebtedness require us to comply with a number of customary financial and other covenants, such as maintaining debt service coverage, leverage ratios and tangible net worth requirements. Our continued ability to incur indebtedness and operate in general is subject to compliance with these financial and other covenants, which limit our operational flexibility. Breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness, in addition to any other indebtedness cross-defaulted against such instruments, even if we satisfy our payment obligations. Our future ability to satisfy current or prospective insurance requirements and secure future insurance on commercially reasonable terms could cause us to default under certain covenants. Covenants that limit our operational flexibility as well as defaults resulting from a breach of the covenants in our debt instruments could materially adversely affect our business, results of operations and financial condition.

Our issuance of additional shares of common or preferred stock, warrants or debt securities may dilute the ownership interests of existing stockholders and reduce the market price for our shares.

        As of December 31, 2007, we had approximately 216.8 million shares of common stock issued and outstanding. We cannot predict the effect, if any, that potential future sales of our common or preferred stock, warrants or debt securities, or the availability of our securities for future sale, will have on the market price of our outstanding securities, including our common stock. Sales of substantial amounts of our common or preferred stock, warrants or debt securities convertible into, or exercisable or exchangeable for, common stock in the public market or the perception that such sales might occur could reduce the market price of our common stock. The sales of securities convertible into our common stock could dilute the interests of existing common stockholders and may cause a decrease in the market price of our common stock. Additionally, we maintain equity incentive plans for our employees. We have historically made grants of stock options, restricted stock and restricted stock units to our employees under such plans, and we expect to continue to do so. As of December 31, 2007, there were options to purchase approximately 4.2 million shares of our common stock outstanding and exercisable, approximately 489,000 unvested shares of restricted stock issued and outstanding and approximately 788,000 unvested restricted stock units issued and outstanding under our equity incentive plans.

An increase in interest rates would increase our interest costs on existing variable rate debt and new debt, and could adversely impact our ability to refinance existing debt, sell assets and our acquisition and development activity.

        As of December 31, 2007, we had approximately $2.8 billion of variable interest rate indebtedness, which constitutes 37% of our overall indebtedness. This variable rate debt had a weighted average interest rate of approximately 5.9% per annum. We may incur more variable interest rate indebtedness in the future. If interest rates increase, so will our interest costs for our existing variable interest rate debt and any new debt. This increased cost could have a material adverse effect on our results of operations, decrease our ability to pay principal and interest on our debt, decrease our ability to make distributions to our security holders and make the financing of any acquisition and development activity more costly. Further, rising interest rates could limit our ability to refinance existing debt when it matures, or cause us to pay higher interest rates upon refinancing. In addition, an increase in interest rates could decrease the amount third parties are willing to pay for our assets, thereby limiting our ability to reposition our portfolio promptly in response to changes in economic or other conditions.

Our decision to hedge against interest rate changes may have a material adverse effect on our financial results and condition, and there is no assurance that our hedges will be effective.

        We may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements that involve risk, including the risk that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes, that the amount of income that we may earn from hedging transactions may be limited by federal tax provisions governing REITs, and that these arrangements may result in higher interest rates than we would otherwise have. Moreover, no amount of hedging activity can completely insulate us from the risks associated with changes in interest rates. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations, financial condition and ability to make distributions to our security holders.

We may not be able to sell properties when we desire because real estate investments are illiquid.

        Real estate investments generally cannot be sold quickly. In addition, some of our properties serve as collateral for our secured debt obligations and cannot be readily sold. We may not be able to vary our portfolio promptly in response to changes in the real estate market. This inability to respond to changes in the performance of our investments could adversely affect our business, results of operations and financial condition, and in particular our ability to service our debt and pay dividends on our preferred stock. The real estate market is affected by many factors that are beyond our control, including:

  •
  adverse changes in national and local economic and market conditions;

  •
  changes in interest rates and in the availability, costs and terms of financing;

  •
  changes in laws, regulations, fiscal policies, zoning and other ordinances;

  •
  the costs of complying with existing and new laws and regulations;

  •
  the ongoing need for capital improvements, particularly in older structures;

  •
  changes in operating expenses; and

  •
  civil unrest, acts of war and natural disasters, including earthquakes and floods, which may result in uninsured and underinsured losses.

        We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property or portfolio of properties. In addition, there are provisions under the federal income tax laws applicable to REITs that may limit our ability to recognize the full economic benefit from a sale of our assets. These factors and any others that would impede our ability to respond to adverse changes in the performance of our properties could have a material adverse effect on our business, results of operations and financial condition.

A small number of operators and tenants, two of whom are experiencing significant legal, financial and regulatory difficulties, account for a large percentage of our real estate investment and revenues.

        During the year ended December 31, 2007, approximately 37% of our portfolio, based on our total revenues, was operated or leased by five companies, consisting of Sunrise Senior Living Inc. (16%), Brookdale Senior Living Inc. (7%), Tenet Healthcare Corporation (6%), HCA, Inc. (6%) and Amgen Inc. (2%). In addition, during the year ended December 31, 2007, we earned interest income of $26.2 million and $0.6 million in connection with investments in marketable debt securities and loans, issued by HCA and Brookdale, respectively. The failure or inability of any of these operators or tenants to pay their obligations to us could materially reduce our revenues and net income, which could in turn reduce the amount of dividends we pay and cause our stock price to decline. According to public disclosures, Tenet and Sunrise are experiencing significant legal, financial and regulatory difficulties. We cannot predict with certainty the impact, if any, of the outcome of these uncertainties on our consolidated financial statements.

Our disposition of assets, sales of securities, receipt of loan payments and creation of joint ventures may require us to reinvest proceeds quickly to earn attractive returns, and we may face competitive risks related to the reinvestment of those sale proceeds.

        From time to time, we will have cash available from the proceeds of sales of our securities, principal and/or interest payments on our mortgages, mezzanine loans and other receivables, proceeds from the creation of joint ventures and the sale of joint venture interests, and the sale of properties, including non-elective dispositions under the terms of leases or financial support arrangements. In order to maintain our current financial results and continue earning attractive returns, we expect to have to reinvest these proceeds on a timely basis. We compete for real estate investments with a broad variety of potential investors. This competition for attractive investments may negatively affect our ability to make timely investments on terms acceptable to us.

We have investments in mezzanine loans, which are subject to a greater risk of loss than loans secured by the underlying real estate.

        At December 31, 2007, we had mezzanine loan investments with a carrying value of $900 million. Our mezzanine loans generally take the form of subordinated loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entities owning the properties. These types of investments involve a higher degree of risk than long-term senior mortgage loans secured by income producing real property because the investment may have a lesser likelihood of being repaid in full as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to fully repay our mezzanine loans. If a borrower defaults on our mezzanine loans or debt senior to our loans, or in the event of a borrower bankruptcy, our mezzanine loans will be satisfied only after the senior debt is paid and consistent with bankruptcy rules. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. If our mezzanine loans are not repaid, or are only partially repaid, our business, results of operations and financial condition may be materially adversely affected.

Credit enhancements to our leases may terminate or be inadequate, or the provider of a credit enhancement may be unable to fulfill its payment obligations to us, any of which may have a material adverse effect on our results of operations.

        Some of our leases have credit enhancement provisions, such as guarantees or shortfall reserves, for minimum rent payments payable to us. These credit enhancement provisions may terminate at either a specific time during the lease term or once the property satisfies defined operating hurdles like net operating income. These provisions may also have limits on the overall amount of the credit enhancement. After the termination of a credit enhancement, or in the event that the maximum limit of a credit enhancement is reached, we may only look to the tenant or operator to make lease payments. Some of our tenants are thinly capitalized entities that rely on the results of operations generated by the properties to fund rent obligations under their lease. In the event that a credit enhancement has expired or the maximum limit has been reached, or in the event that a provider of a credit enhancement is unable to meet its payment obligations, our results of operations and cash available for distribution could be materially adversely affected if our properties are unable to generate sufficient funds from operations to meet minimum rent payments and the tenants or operators do not otherwise have the resources to make those rent payments.

We face risks associated with property development that can render a project less profitable or not at all and, under certain circumstances, prevent completion of development activities once undertaken, all of which could have a material adverse effect on our business, results of operations and financial condition.

        Large-scale, ground-up development of healthcare properties presents additional risks for us, including risks that:

  •
  a development opportunity may be abandoned after expending significant resources resulting in the loss of deposits or failure to recover expenses already incurred;

  •
  the development and construction costs of a project may exceed original estimates due to increased interest rates and higher materials, transportation, labor, leasing or other costs, which could make the completion of the development project less profitable;

  •
  construction and/or permanent financing may not be available on favorable terms or at all;

  •
  the project may not be completed on schedule and can result in increases in construction costs and debt service expenses as a result of a variety of factors that are beyond our control, including: natural disasters, labor conditions, material shortages, regulatory hurdles, civil unrest and acts of war; and

  •
  occupancy rates and rents at a newly completed property may not meet expected levels and could be insufficient to make the property profitable.

        Properties developed or acquired for development likely generate little or no cash flow from the date of acquisition through the date of completion of development. In addition, new development activities, regardless of whether or not they are ultimately successful, may require a substantial portion of our management's time and attention.

        These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of development activities once undertaken, any of which could have a material adverse effect on our business, results of operations and financial condition, and thus our ability to satisfy our debt service obligations and to pay dividends to stockholders.

Competition may make it difficult to identify and purchase, or develop, suitable healthcare facilities at a favorable cost or to raise funds for such acquisitions or development activities, and we may consequently be unable to continue to grow through these activities.

        Growing through acquisitions is a part of our business strategy and requires us to identify suitable candidates that meet our acquisition criteria. Recently, we acquired a life science development pipeline to provide an opportunity for further growth. The development, acquisition and financing of healthcare facilities at favorable costs are highly competitive. When we attempt to develop, finance or acquire properties, we face competition from other REITs, investment companies, private equity and hedge fund investors, healthcare operators, lenders, developers and other institutional investors, some of whom have greater resources and lower costs of capital than us. Increased competition makes it more challenging for us to identify and successfully capitalize on opportunities that meet our business goals. If we cannot capitalize on our development pipeline, identify and purchase a sufficient quantity of healthcare facilities at favorable prices, or if we are unable to finance such acquisitions on commercially favorable terms, our business, results of operations and financial condition may be materially adversely affected.

Because of the unique and specific improvements required for healthcare facilities, we may be required to incur substantial development and renovation costs to make certain of our properties suitable for other operators and tenants, which could materially adversely affect our business, results of operations and financial condition.

        Healthcare facilities are typically highly customized and may not be easily adapted to non-healthcare-related uses. The improvements generally required to conform a property to healthcare use, such as upgrading electrical, gas and plumbing infrastructure, are costly and often times tenant-specific. A new or replacement operator or tenant may require different features in a property, depending on that operator's or tenant's particular operations. If a current operator or tenant is unable to pay rent and vacates a property, we may incur substantial expenditures to modify a property before we are able to re-lease the space to another tenant. Also, if the property needs to be renovated to accommodate multiple operators or tenants, we may incur substantial expenditures before we are able to re-lease the space. Consequently, our properties may not be suitable for lease to traditional office or other healthcare tenants without significant expenditures or renovations, which costs may materially adversely affect our business, results of operations and financial condition.

Our use of joint ventures may limit our flexibility with jointly owned investments and could adversely affect our business, results of operations and financial condition.

        We intend to develop and/or acquire properties in joint ventures with other persons or entities when circumstances warrant the use of these structures. We currently have 11 joint ventures that are not consolidated with our financial statements. Our aggregate investments in these joint ventures represented approximately 2% of our total assets at December 31, 2007. Our participation in joint ventures is subject to the risks that:

  •
  we could experience an impasse on certain decisions because we do not have sole decision-making authority, which could require us to expend additional resources on resolving such impasses or potential disputes;

  •
  our joint venture partners could have investment goals that are not consistent with our investment objectives, including the timing, terms and strategies for any investments;

  •
  our joint venture partners might become bankrupt, fail to fund their share of required capital contributions or fail to fulfill their obligations as a joint venture partner, which may require us to infuse our own capital into the venture on behalf of the partner despite other competing uses for such capital; and

  •
  our joint venture partners may have competing interests in our markets that could create conflict of interest issues.

From time to time, we acquire other companies and need to integrate them into our existing business. If we are unable to successfully integrate the operations of acquired companies or they fail to perform as expected, our business, results of operations and financial condition may be materially adversely affected.

        Acquisitions require the integration of companies that have previously operated independently. Successful integration of the operations of these companies depends primarily on our ability to consolidate operations, systems, procedures, properties and personnel and to eliminate redundancies and costs. Acquisitions through mergers also pose some risks, including unanticipated liabilities, unexpected costs and the diversion of management's attention to the integration of our operations with those of the target companies. We cannot assure you that we will be able to integrate the operations of the companies that we have acquired, or may acquire in the future, without encountering difficulties. Potential difficulties associated with acquisitions include the loss of key employees, the disruption of our ongoing business or that of the acquired entity, or possible inconsistencies in standards, controls, procedures and policies. Estimated cost savings in connection with acquisitions are typically projected to come from various areas that our management identifies through the due diligence and integration planning process; yet, our target companies and their properties may fail to perform as expected. Inaccurate assumptions regarding future rental or occupancy rates could result in overly optimistic estimates of future revenues. Similarly, we may underestimate future operating expenses or the costs necessary to bring properties up to standards established for their intended use or market position. If we have difficulties with any of these areas, or if we later discover additional liabilities or experience unforeseen costs relating to our acquired companies, we might not achieve the economic benefits we expect from our acquisitions, and this may materially adversely affect our business, results of operations and financial condition.

Required regulatory approvals can delay or prohibit transfers of our healthcare facilities.

        Because transfers of healthcare facilities may be subject to regulatory approvals not required for transfers of other types of commercial operations and other types of real estate, there may be delays in transferring operations of our facilities to successor operators or we may be prohibited from transferring operations to a successor operator. If we are unable to transfer properties at times opportune to us, our revenues and operations may suffer.

We may be unable to successfully foreclose on the collateral securing our real estate-related loans, and even if we are successful in our foreclosure efforts, we may be unable to successfully operate or occupy the underlying real estate, which may adversely affect our ability to recover our investments.

        If an operator or tenant defaults under one of our mortgages or mezzanine loans, we may have to foreclose on the loan or protect our interest by acquiring title to the property and thereafter making substantial improvements or repairs in order to maximize the facility's investment potential. Operators or tenants may contest enforcement of foreclosure or other remedies, seek bankruptcy protection against our exercise of enforcement or other remedies and/or bring claims for lender liability in response to actions to enforce mortgage obligations. If an operator or tenant seeks bankruptcy protection, the automatic stay provisions of the United States Bankruptcy Code would preclude us from enforcing foreclosure or other remedies against the operator or tenant unless relief is first obtained from the court having jurisdiction over the bankruptcy case. Foreclosure-related costs, high "loan-to-value" ratios or declines in the value of the facility may prevent us from realizing an amount equal to our mortgage or mezzanine loan upon foreclosure. Even if we are able to successfully foreclose on the collateral securing our real estate-related loans, we may inherit properties for which we are unable to expeditiously seek tenants or operators, if at all, which would adversely affect our ability to recover our investment.

Our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require our management to make estimates about matters that are inherently uncertain.

        We have identified several accounting policies as being "critical" to the presentation of our financial condition and results of operations because they require our management to make particularly subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be recorded under different conditions or using different assumptions. The risks related to our critical accounting policies are described in detail under "Critical Accounting Policies" in this report. Because of the inherent uncertainty of the estimates associated with these critical accounting policies, we cannot provide any assurance that we will not change our estimates, which could cause us to make significant subsequent adjustments to the related amounts recorded, which adjustments could materially adversely affect our business, results of operations and financial condition.

Failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, results of operations, financial condition and stock price.

        Pursuant to the Sarbanes-Oxley Act of 2002, we are required to provide a report by management on internal control over financial reporting, including management's assessment of the effectiveness of such control. Changes to our business will necessitate ongoing changes to our internal control systems and processes. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business, results of operations and financial condition could be materially adversely harmed, we could fail to meet our reporting obligations and there could be a material adverse effect on our stock price.

Loss of our key personnel could temporarily disrupt our operations and adversely affect us.

        We are dependent on the efforts of our executive officers. Although certain of our executive officers have employment agreements with us, we cannot assure you that they will remain employed with us. The loss or limited availability of the services of any of our executive officers, or our inability to recruit and retain qualified personnel in the future, could, at least temporarily, have a material adverse effect on our business and results of operations and be negatively perceived in the capital markets.

We may experience uninsured or underinsured losses, which could result in the loss of all or a portion of the capital we have invested in a property or decrease anticipated future revenues.

        We maintain comprehensive insurance coverage on our properties with terms, conditions, limits and deductibles that we believe are adequate and appropriate given the relative risk and costs of such coverage. However, a large number of our properties are located in areas exposed to earthquake, windstorm and flood and may be subject to other losses. In particular, the Company's life science portfolio is concentrated in areas known to be subject to earthquake activity. The Company currently purchases earthquake coverage with a $300 million per occurrence and a $300 million annual aggregate limit and subject to a deductible of 5% of the value of the affected property. While we purchase insurance for earthquake, windstorm and flood that we believe is adequate in light of current industry practice and analysis prepared by outside consultants, there is no assurance that such insurance will fully cover such losses. These losses can decrease our anticipated revenues from a property and result in the loss of all or a portion of the capital we have invested in a property. The insurance market for such exposures can be very volatile and we may be unable to purchase the limits and terms we desire on a commercially reasonable basis in the future. In addition, there are certain exposures where insurance is not purchased as we do not believe it is economically feasible to do so.

Environmental compliance costs and liabilities associated with our real estate related investments may materially impair the value of those investments.

        Under various federal, state and local laws, ordinances and regulations, as a current or previous owner of real estate, we may be required to investigate and clean up certain hazardous substances released at a property, and may be held liable to a governmental entity or to third parties for property damage and for investigation and cleanup costs incurred by the third parties in connection with the contamination. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and the costs it incurs in connection with the contamination. Although we (i) currently carry environmental insurance on our properties in an amount and subject to deductibles that we believe are commercially reasonable, and (ii) generally require our operators and tenants to undertake to indemnify us for environmental liabilities they cause, such liabilities could exceed the amount of our insurance, the financial ability of the tenant or operator to indemnify us or the value of the contaminated property. The presence of contamination or the failure to remediate contamination may adversely affect our ability to sell or lease real estate or to borrow using the real estate as collateral. As the owner of a site, we may also be liable under common law to third parties for damages and injuries resulting from environmental contamination emanating from the site. We may also experience environmental liabilities arising from conditions not known to us.

        From time to time, we may invest in real estate, or mortgage loans secured by real estate, with environmental problems that materially impair the value of the real estate. There are substantial risks associated with such an investment and we have only limited experience in investing in real estate with environmental liabilities.

Risks Related to Our Operators and Tenants

Operators and tenants that fail to comply with the requirements of governmental reimbursement programs such as Medicare or Medicaid, licensing and certification requirements, fraud and abuse regulations or new legislative developments may cease to operate or be unable to meet their financial and contractual obligations to us.

        Our operators and tenants are subject to numerous federal, state and local laws and regulations that are subject to frequent and substantial changes (sometimes applied retroactively) resulting from legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing law. The ultimate timing or effect of these changes cannot be predicted. These changes may have a dramatic effect on our operators' and tenants' costs of doing business and on the amount of reimbursement by both government and other third-party payors. The failure of any of our operators or tenants to comply with these laws, requirements and regulations could adversely affect their ability to meet their financial and contractual obligations to us. Regulations that affect our operators and tenants include the following:

  •
  Fraud and Abuse Laws and Regulations.  There are various extremely complex and largely uninterpreted federal and state laws that govern a wide array of referrals, relationships and arrangements, and prohibit fraud by healthcare providers. These laws and regulations include criminal provisions that prohibit filing false claims or making false statements to receive payment or certification under Medicare and Medicaid, or failing to refund overpayments or improper payments. Governments are devoting increasing attention and resources to anti-fraud initiatives against healthcare providers. In addition, the federal False Claims Act allows a private individual with knowledge of fraud to bring a claim on behalf of the federal government and earn a percentage of the federal government's recovery. Because of these incentives, these so-called "whistleblower" suits have become more frequent. The violation of any of these laws or regulations by an operator or tenant may result in the imposition of fines or other penalties that could jeopardize that operator's or tenant's ability to make lease or mortgage payments to us or to continue operating its facility.

  •
  Medicare and Medicaid.  During 2007, our skilled nursing segment accounted for approximately 4% of our revenues. A portion of our skilled nursing operators' revenues is derived from governmentally-funded reimbursement programs, primarily Medicare and Medicaid, and are consequently subject to the potential adverse effects of decreased reimbursement rates in these programs. Failure to maintain certification and accreditation in these programs would result in a loss of funding from such programs. Loss of certification or accreditation could cause the revenues of our operators and borrowers to decline, potentially jeopardizing their ability to meet their obligations to us. In that event, our revenues from those sources could be reduced, which could in turn cause the value of our affected properties or investments to decline. State licensing and Medicare and Medicaid laws also require operators of nursing homes and assisted living facilities to comply with extensive standards governing operations. Federal and state agencies administering those laws regularly inspect such facilities and investigate complaints. Our operators, borrowers and their managers receive notices of potential sanctions and remedies from time to time, and such sanctions have been imposed from time to time on facilities operated by them. If they are unable to cure deficiencies, sanctions may be imposed that reduce our operators' and borrowers' revenues or cause them to cease operations, thereby potentially jeopardizing their ability to meet their obligations to us.

  •
  Licensing and Certification.  Our operators and tenants and their respective facilities are subject to regulatory and licensing requirements of federal, state and local authorities and are periodically audited by them to confirm compliance. Failure to obtain licensure or loss or suspension of licensure would prevent a facility from operating or result in a suspension of reimbursement payments until all licensure issues have been resolved and the necessary licenses obtained or reinstated. Our skilled nursing facilities require governmental approval, in the form of a certificate of need that generally varies by state and is subject to change, prior to the addition or construction of new beds, the addition of services or certain capital expenditures. Some of our facilities may be unable to satisfy current and future certificate of need requirements and may for this reason be unable to continue operating in the future. In such event, our revenues from those facilities could be reduced or eliminated for an extended period of time or permanently.

  •
  Life Science Regulation.  The process for identifying, manufacturing, testing and gaining approval to market pharmaceutical products is long and entails great risk and expense. Some of our life science tenants must invest significant amounts of cash to bring pharmaceutical products to market, must gain government approvals prior to selling their products, face risks that government reforms, in particular decreases in reimbursement rates under Medicare and Medicaid, will lead to lower revenues for sales of their products, and face challenges in establishing and protecting their intellectual property. We cannot assure you that our life science tenants will be successful in their businesses. If these tenants' businesses are adversely affected, they may have difficulty meeting their financial and contractual obligations to us.

  •
  Legislative and Regulatory Developments.  Each year, legislative proposals are introduced or proposed in Congress and in some state legislatures that would affect major changes in the healthcare system, either nationally or at the state level. We cannot accurately predict whether any proposals will be adopted or, if adopted, what effect, if any, these proposals would have on our operators and tenants and, thus, our business.

Increased competition as well as increased operating costs have resulted in lower net revenues for some of our operators and tenants and may affect their ability to meet their financial and other contractual obligations to us.

        The healthcare industry is highly competitive and can become more competitive in the future. The occupancy levels at, and rental income from, our facilities is dependent on the ability of our operators and tenants to compete with entities that have substantial capital resources. These entities compete with other operators and tenants on a number of different levels, including: the quality of care provided, reputation, the physical appearance of a facility, price, the range of services offered, family preference, alternatives for healthcare delivery, the supply of competing properties, physicians, staff, referral sources, location, and the size and demographics of the population in the surrounding area. Private, federal and state payment programs and the effect of laws and regulations may also have a significant influence on the profitability of the properties and their tenants. Our operators and tenants also compete with numerous other companies providing similar healthcare services or alternatives such as home health agencies, life care at home, community-based service programs, retirement communities and convalescent centers. Such competition, which has intensified due to overbuilding in some segments in which we invest, has caused the fill-up rate of newly constructed buildings to slow and the monthly rate that many newly built and previously existing facilities were able to obtain for their services to decrease. We cannot be certain that the operators and tenants of all of our facilities will be able to achieve occupancy and rate levels that will enable them to meet all of their obligations to us. Further, many competing companies may have resources and attributed that are superior to those of our operators and tenants. Thus, our operators and tenants may encounter increased competition in the future that could limit their ability to attract residents or expand their businesses which could materially adversely affect their ability meet their financial and other contractual obligation to us, potentially decreasing our revenues and increasing our collection and dispute costs.

Our operators and tenants may not procure the necessary insurance to adequately insure against losses.

        Our leases generally require our tenants and operators to secure and maintain comprehensive liability and property insurance that covers us, as well as the tenants and operators. Some types of losses may not be adequately insured by our tenants and operators. Should an uninsured loss or a loss in excess of insured limits occur, we could incur liability or lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenues from the property. In such an event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. We continually review the insurance maintained by our tenants and operators. However, we cannot assure you that material uninsured losses, or losses in excess of insurance proceeds, will not occur in the future.

Our operators and tenants are faced with litigation and rising liability and insurance costs that may affect their ability to make their lease or mortgage payments.

        In some states, advocacy groups have been created to monitor the quality of care at healthcare facilities and these groups have brought litigation against the operators and tenants of such facilities. Also, in several instances, private litigation by patients has succeeded in winning very large damage awards for alleged abuses. The effect of this litigation and potential litigation has been to materially increase the costs incurred by our operators and tenants for monitoring and reporting quality of care compliance. In addition, their cost of liability and medical malpractice insurance can be very significant and may increase so long as the present healthcare litigation environment continues. Cost increases could cause our operators to be unable to make their lease or mortgage payments or fail to purchase the appropriate liability and malpractice insurance, potentially decreasing our revenues and increasing our collection and litigation costs. Moreover, to the extent we are required to take back the affected facilities from our operators and tenants, our revenues from those facilities could be reduced or eliminated for an extended period of time. In addition, as a result of our ownership of healthcare facilities, we may be named as a defendant in lawsuits allegedly arising from the actions of our operators or tenants, which may require unanticipated expenditures on our part.

We face potential adverse effects from our major operators' or tenants' bankruptcies or insolvencies.

        The bankruptcy or insolvency of a major operator or tenant may adversely affect the income produced by our properties. Our tenants and operators could file for bankruptcy protection or become insolvent in the future. We cannot evict a tenant or operator solely because of its bankruptcy filing. For example, a debtor-lessee may reject its lease with us in a bankruptcy proceeding. In such a case, our claim against the debtor-lessee for unpaid and future rents would be limited by the statutory cap of the United States Bankruptcy Code. This statutory cap might be substantially less than the remaining rent actually owed under the lease and it is quite likely that any claim we might have for unpaid rent would not be paid in full. In addition, a debtor-lessee may assert in a bankruptcy proceeding that its lease should be re-characterized as a financing agreement. If this claim is successful, our rights and remedies as a lender, compared to as a landlord, would generally be more limited. Our business, results of operations and financial condition may be materially adversely affected as a result of major operators' or tenants' bankruptcies or insolvencies.

We have recently acquired properties leased to tenants in the life science industry. These tenants face high levels of regulation, expense and uncertainty that may adversely affect their ability to make payments to us and, consequently, materially adversely affect our business, results of operations and financial condition.

        Life science tenants, particularly those involved in developing and marketing pharmaceutical products, are subject to certain unique risks, as follows:

  •
  some of our tenants require significant outlays of funds for the research, development and clinical testing of their products and technologies. If private investors, the government or other sources of funding are unavailable to support such activities, a tenant's business may be adversely affected or fail.

  •
  the research, development, clinical testing, manufacture and marketing of some of our tenants' products require federal, state and foreign regulatory approvals. The approval process is typically long, expensive and uncertain. Even if our tenants have sufficient funds to seek approvals, one or all of their products may fail to obtain the required regulatory approvals on a timely basis or at all. Furthermore, some tenants may only have a small number of products under development. If one product fails to receive the required approvals at any stage of development, it could significantly adversely affect our tenant's entire business and its ability to make payments to us.

  •
  our tenants with marketable products may be adversely affected by healthcare reform efforts and the reimbursement policies of government or private healthcare payors.

  •
  our tenants may be unable to adequately protect their intellectual property under patent, copyright or trade secret laws. Failure to do so could jeopardize their ability to profit from their efforts and to protect their products from competition.

        We cannot assure you that our life science tenants will be successful in their businesses. If our tenants' businesses are adversely affected, they may have difficulty making payments to us, which could materially adversely affect our business, results of operations and financial condition.

Tax and REIT-Related Risks

Loss of HCP, Inc.'s tax status as a REIT would substantially reduce our funds available and would have material adverse consequences to us.

        HCP, Inc. currently operates and has operated commencing with its taxable year ended December 31, 1985 in a manner that is intended to allow it to qualify as a REIT for federal income tax purposes under the Code. In addition, as described below, we own the stock of HCP Life Science REIT which will elect to be treated as a REIT commencing with its initial taxable year ending December 31, 2007.

        Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect HCP, Inc.'s ability and the ability of HCP Life Science REIT to qualify as REITs. If HCP Life Science REIT were to fail to qualify as a REIT, HCP, Inc. also would fail to qualify as a REIT unless HCP, Inc. (or HCP Life Science REIT) could make use of certain relief provisions. To qualify as REITs, HCP, Inc. and HCP Life Science REIT must each satisfy a number of asset, income, organizational, distribution, stockholder ownership and other requirements. For example, to qualify as a REIT, at least 95% of HCP, Inc.'s gross income in any year must be derived from qualifying sources, and HCP, Inc. must make distributions to its stockholders aggregating annually at least 90% of its REIT taxable income, excluding capital gains. In addition, new legislation, treasury regulations, administrative interpretations or court decisions may adversely affect our investors if such future events affected HCP, Inc.'s ability to qualify as a REIT for tax purposes. Although we believe that HCP, Inc. and HCP Life Science REIT have been organized and have operated in such manner, we can give no assurance that HCP, Inc. or HCP Life Science REIT have qualified or will continue to qualify as a REIT for tax purposes.

        If HCP, Inc. loses its REIT status, we will face serious tax consequences that will substantially reduce the funds available to make payments of principal and interest on the debt securities we issue and to make distributions to stockholders. If HCP, Inc. fails to qualify as a REIT:

  •
  it would not be allowed a deduction for distributions to stockholders in computing its taxable income and would be subject to federal income tax at regular corporate rates;

  •
  it also could be subject to the federal alternative minimum tax and possibly increased state and local taxes; and

  •
  unless HCP, Inc. is entitled to relief under statutory provisions, it could not elect to be subject to tax as a REIT for four taxable years following the year during which it were disqualified.

        In addition, if HCP, Inc. fails to qualify as a REIT, all distributions to stockholders would be subject to tax as regular corporate dividends to the extent of HCP, Inc.'s current and accumulated earnings and profits and it would not be required to make distributions to stockholders.

        As a result of all these factors, HCP, Inc.'s failure to qualify as a REIT also could impair our ability to expand our business and raise capital, and could materially adversely affect the value of our common stock.

Certain property transfers may generate prohibited transaction income, resulting in a penalty tax on gain attributable to the transaction.

        From time to time, we may transfer or otherwise dispose of some of our properties. Under the Code, any gain resulting from transfers of properties that we hold as inventory or primarily for sale to customers in the ordinary course of business would be treated as income from a prohibited transaction subject to a 100% penalty tax. Since we acquire properties for investment purposes, we do not believe that our occasional transfers or disposals of property are properly treated as prohibited transactions. However, whether property is held for investment purposes is a question of fact that depends on all the facts and circumstances surrounding the particular transaction. The Internal Revenue Service may contend that certain transfers or disposals of properties by us are prohibited transactions. While we believe that the Internal Revenue Service would not prevail in any such dispute, if the Internal Revenue Service were to argue successfully that a transfer or disposition of property constituted a prohibited transaction, then we would be required to pay a 100% penalty tax on any gain allocable to us from the prohibited transaction. In addition, income from a prohibited transaction might adversely affect our ability to satisfy the income tests for qualification as a real estate investment trust for federal income tax purposes.

Certain provisions of Maryland law and our charter and bylaws could hinder, delay or prevent a change in control transaction, even if the transaction involves a premium price for our common stock or our stockholders believe such transaction to be otherwise in their best interests.

        Certain provisions of Maryland law, our charter and our bylaws have the effect of discouraging, delaying or preventing transactions that involve an actual or threatened change in control, even if these transactions involve a premium price for our common stock or our stockholders believe such transaction to be otherwise in their best interests. These provisions include the following:

  •
  Removal of Directors.  Subject to the rights of one or more classes or series of preferred stock to elect one or more directors, our charter provides that a director may only be removed by the affirmative vote or written consent of the holders of at least two-thirds of the outstanding shares or by a unanimous vote of all other members of the board of directors.

  •
  Stockholder Requested Special Meetings.  Our bylaws only permit our stockholders to call a special meeting upon the written request of the stockholders holding, in the aggregate, not less than 50% of the outstanding shares entitled to vote on the business proposed to be transacted at such meeting.

  •
  Advance Notice Provisions for Stockholder Nominations and Proposals.  Our bylaws do not permit stockholders to nominate persons for election as directors at, or to bring other business before, any meeting of stockholders unless we are notified in a timely manner, in writing, prior to the meeting.

  •
  Preferred Stock.  Under our charter, our board of directors has authority to issue preferred stock from time to time in one or more series and to establish the terms, preferences and rights of any such series of preferred stock, all without the approval of our stockholders.

  •
  Duties of Directors with Respect to Unsolicited Takeovers.  Maryland law provides protection for Maryland corporations against unsolicited takeovers by limiting, among other things, the duties of the directors in unsolicited takeover situations. The duties of directors of Maryland corporations do not require them to (a) accept, recommend or respond to any proposal by a person seeking to acquire control of the corporation, (b) make a determination under the Maryland Business Combination Act or the Maryland Control Share Acquisition Act, or (c) act or fail to act solely because of the effect that the act or failure to act may have on an acquisition or potential acquisition of control of the corporation or the amount or type of consideration that may be offered or paid to the stockholders in an acquisition. Moreover, an act of a director of a Maryland corporation relating to or affecting an acquisition or potential acquisition of control is not subject to any higher duty or greater scrutiny than is applied to any other act of a director. Maryland law also contains a statutory presumption that an act of a director of a Maryland corporation satisfies the applicable standards of conduct for directors under Maryland law.

  •
  Unsolicited Takeovers.  Under Maryland law, a Maryland corporation with a class of equity securities registered under the Securities Exchange Act of 1934, as amended, and at least three independent directors may elect to be subject to certain statutory provisions relating to unsolicited takeovers which, among other things, would automatically classify the board of directors into three classes with staggered terms of three years each and vest in the board of directors the exclusive right to determine the number of directors and the exclusive right, by the affirmative vote of a majority of the remaining directors, to fill vacancies on the board of directors, even if the remaining directors do not constitute a quorum. These statutory provisions relating to unsolicited takeovers also provide that any director elected to fill a vacancy shall hold office for the remainder of the full term of the class of directors in which the vacancy occurred, rather than the next annual meeting of directors as would otherwise be the case, and until the director's successor is elected and qualified.

  An election to be subject to any or all of the foregoing statutory provisions may be made in our charter or bylaws, or by resolution of our board of directors without stockholder approval. Any such statutory provision to which we elect to be subject will apply even if other provisions of Maryland law or our charter or bylaws provide to the contrary. Neither our charter nor our bylaws provides that we are subject to any of the foregoing statutory provisions relating to unsolicited takeovers. However, our board of directors could adopt a resolution, without stockholder approval, to elect to become subject to some or all of these statutory provisions.

  If we made an election to be subject to such statutory provisions and our board of directors was divided into three classes with staggered terms of office of three years each, the classification and staggered terms of office of our directors would make it more difficult for a third party to gain control of our board of directors since at least two annual meetings of stockholders, instead of one, generally would be required to effect a change in the majority of our board of directors.

  •
  Maryland Business Combination Act.  The Maryland Business Combination Act provides that, unless exempted, a Maryland corporation may not engage in business combinations, including mergers, dispositions of 10% or more of its assets, issuances of shares of stock and other specified transactions, with an "interested stockholder" or an affiliate of an interested stockholder for five years after the most recent date on which the interested stockholder became an interested stockholder, and thereafter unless specified criteria are met. An interested stockholder is generally a person owning or controlling, directly or indirectly, 10% or more of the voting power of the outstanding stock of a Maryland corporation. Unless our board of directors takes action to exempt us, generally or with respect to certain transactions, from this statute in the future, the Maryland Business Combination Act will be applicable to business combinations between us and other persons. In addition to the restrictions on business combinations provided under Maryland law, our charter also contains restrictions on business combinations. Our charter requires that, except in some circumstances, "business combinations" between us and a "related person," including a beneficial holder of 10% or more of our outstanding voting stock, be approved by the affirmative vote of at least 90% of our outstanding voting shares.

  •
  Maryland Control Share Acquisition Act.  Maryland law provides that "control shares" of a corporation acquired in a "control share acquisition" shall have no voting rights except to the extent approved by a vote of two-thirds of the votes eligible to be cast on the matter under the Maryland Control Share Acquisition Act. "Control shares" means shares of stock that, if aggregated with all other shares of stock previously acquired by the acquiror, would entitle the acquiror to exercise voting power in electing directors within one of the following ranges of the voting power: one-tenth or more but less than one-third, one-third or more but less than a majority, or a majority or more of all voting power. A "control share acquisition" means the acquisition of control shares, subject to certain exceptions.

  If voting rights or control shares acquired in a control share acquisition are not approved at a stockholder's meeting, then subject to certain conditions and limitations, the issuer may redeem any or all of the control shares for fair value. If voting rights of such control shares are approved at a stockholder's meeting and the acquiror becomes entitled to vote a majority of the shares of stock entitled to vote, all other stockholders may exercise appraisal rights. If any of our shares are control shares acquired in a control share acquisition, they will be subject to the Maryland Control Share Acquisition Act unless our bylaws are amended in the future to exempt the acquisition of control shares generally or with respect to certain transactions.

To maintain our REIT status, we may be forced to borrow funds on a short-term basis during unfavorable market conditions.

        To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our REIT taxable income each year, determined by excluding any net capital gain, and we will be subject to regular corporate income taxes to the extent that we distribute less than 100% of our REIT taxable income each year. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. In order to maintain our REIT status and avoid the payment of income and excise taxes, we may need to borrow funds on a short-term basis to meet the REIT distribution requirements even if the then-prevailing market conditions are not favorable for these borrowings. These short-term borrowing needs could result from differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments.

Our charter contains ownership limits with respect to our common stock and other classes of capital stock.

        Our charter, subject to certain exceptions, contains restrictions on the ownership and transfer of our common stock and preferred stock that are intended to assist us in preserving our qualification as a REIT. Under our charter, subject to certain exceptions, no person or entity may own, actually or constructively, more than 9.8% (by value or by number of shares, whichever is more restrictive) of the outstanding shares of our common stock or our preferred stock.

        Additionally, our charter has a 9.9% ownership limitation on the company's voting shares, which may include common stock or other classes of capital stock. Our board of directors, in its sole discretion, may exempt a proposed transferee from either ownership limit. The ownership limits may delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or might otherwise be in the best interests of our stockholders.

As a result of the acquisition of SEUSA, HCP Life Science REIT may have inherited tax liabilities and attributes from SEUSA.

        We acquired the stock of SEUSA through HCP Life Science REIT. HCP Life Science REIT is a subsidiary of ours that will elect to be treated as a REIT commencing with its initial taxable year ending December 31, 2007.

        HCP Life Science REIT succeeded to the tax attributes, including tax basis, and earnings and profits, if any, of SEUSA. To qualify as a REIT, HCP Life Science REIT must have distributed such non-REIT earnings and profits by the close of its 2007 taxable year. While we expect HCP Life Science REIT to have satisfied this distribution requirement, any adjustments to SEUSA's income for taxable years ending on or before the acquisition, including as a result of an examination of SEUSA's tax returns by the Internal Revenue Service, could affect the calculation of SEUSA's earnings and profits. If the Internal Revenue Service were to determine that HCP Life Science REIT acquired non-REIT earnings and profits from SEUSA that it failed to distribute prior to the end of its 2007 taxable year, HCP Life Science REIT could nonetheless avoid disqualification as a REIT by using "deficiency dividend" procedures. Under these procedures, HCP Life Science REIT generally would be required to distribute any such earnings and profits to its stockholders within 90 days of the determination and pay a statutory interest charge at a specified rate to the Internal Revenue Service. Such a distribution would be in addition to the distribution of REIT taxable income necessary to satisfy the REIT distribution requirement and may require us or HCP Life Science REIT to borrow funds to make the distribution even if the then-prevailing market conditions are not favorable for borrowings. In addition, payment of the interest charge could materially adversely affect our cash flow.

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

        Prior to the CRP merger, CRP was organized as a REIT for federal income tax purposes. If CRP failed to qualify as a REIT for any of its taxable years, it would be required to pay federal income tax

(including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Unless statutory relief provisions apply, CRP would have been disqualified from treatment as a REIT for the four taxable years following the year during which it lost qualification. Because the CRP merger was treated for income tax purposes as if CRP sold all of its assets in a taxable transaction to us, if CRP did not qualify as a REIT for the taxable year of the merger, it would be subject to tax in respect of the built-in gain in all of its assets. "Built-in gain" generally means the excess of the fair market value of an asset over its adjusted tax basis. As successor-in-interest to CRP, we would be required to pay these taxes. After the merger, the nature of the assets that we acquired from CRP and the income we derive from those assets may have an effect on our tax status as a REIT.

        In connection with the CRP merger, CRP's REIT counsel rendered an opinion to us, dated as of the closing date of the merger, to the effect that CRP qualified as a REIT under the Code for the taxable years ending December 31, 1999 generally through December 31, 2005, CRP was organized in conformity with the requirements for qualification as a REIT, and CRP's method of operation had enabled CRP to satisfy the requirements for qualification as a REIT under the Code for the taxable years ending on or prior to the closing date of the merger. This opinion was based on various assumptions and representations as to factual matters, including representations made by CRP in a factual certificate provided by one of its officers, as well as other oral and written statements of officers and other representatives of CRP and others as to the existence and consequence of certain factual and other matters.

        As a result of the CRC merger, we succeeded to the assets and the liabilities of CRC, including any liabilities for unpaid taxes and any tax liabilities created in connection with the CRC merger. At the closing of the CRC merger, we received an opinion of CRC's counsel, and CRC and its stockholders received an opinion of their counsel, substantially to the effect that, on the basis of the facts, representations and assumptions set forth or referred to in such opinions, for federal income tax purposes the CRC merger qualified as a reorganization within the meaning of Section 368(a) of the Code. To the extent that the CRC merger so qualified, no gain or loss was recognized by CRC or us in the CRC merger. If the CRC merger did not qualify as a reorganization within the meaning of Section 368(a) of the Code, the CRC merger would have been treated as a sale of CRC's assets to HCP in a taxable transaction, and CRC would have recognized taxable gain. In such a case, as CRC's successor-in-interest, we would be required to pay the tax on any such gain.

        Assuming that the CRC merger qualified as a reorganization under the Code, we succeeded to the tax attributes and earnings and profits of CRC. To qualify as a REIT, we must have distributed such earnings and profits by the close of the taxable year in which the CRC merger occurred. Any adjustments of CRC's income for taxable years ending on or before the CRC merger, including as a result of an examination of CRC's tax returns by the Internal Revenue Service, could affect the calculation of CRC's earnings and profits. If the Internal Revenue Service were to determine that we acquired earnings and profits from CRC that we failed to distribute prior to the end of the taxable year in which the CRC merger occurred, we could avoid disqualification as a REIT by using "deficiency dividend" procedures described above.

        The opinions of counsel delivered in connection with the CRP merger and the CRC merger represent the best legal judgment of counsel and are not binding on the Internal Revenue Service or the courts. There can be no assurance that the Internal Revenue Service will agree with the conclusions in the above-described opinions.

ITEM 1B.    Unresolved Staff Comments

        None.

ITEM 2.    Properties

        We are organized to invest in income-producing healthcare-related facilities. In evaluating potential investments, we consider a multitude of factors, including:

  •
  Location, construction quality, age, condition and design of the property;

  •
  Geographic area, proximity to other healthcare facilities, type of property and demographic profile;

  •
  Whether the rent provides a competitive market return to our investors;

  •
  Duration, rental rates, operator and tenant quality and other attributes of in-place leases;

  •
  Current and anticipated cash flow and its adequacy to meet our operational needs;

  •
  Availability of security such as letters of credit, security deposits and guarantees;

  •
  Potential for capital appreciation;

  •
  Expertise and reputation of the operator or tenant;

  •
  Occupancy and demand for similar healthcare facilities in the same or nearby communities;

  •
  An adequate mix between private and government sponsored patients at health facilities;

  •
  Availability of qualified operators or property managers and whether we can manage the property;

  •
  Potential alternative uses of the facilities;

  •
  Regulatory and reimbursement environment in which the properties operate;

  •
  Tax laws related to REITs;

  •
  Prospects for liquidity through financing or refinancing; and

  •
  Our access to cost of capital.

        The following summarizes our direct property investments and interests held through consolidated joint ventures as of and for the year ended December 31, 2007 (square feet and dollars in thousands).

				2007
Facility Location	Number of Facilities	Capacity(1)	Investment(2)	Rental Revenues(3)	Operating Expenses
Senior housing:		(Units)
California	27	3,124	$567,238	$41,809	$163
Florida	27	3,429	444,154	40,960	4,080
Texas	30	3,320	354,012	34,014	5
Virginia	10	1,347	278,121	22,294	3
New Jersey	9	778	175,589	13,014	1
Colorado	5	871	168,931	13,431	2
Alabama	4	683	143,123	13,127	1,744
Washington	8	571	132,609	8,658	1
Illinois	9	686	131,718	10,866	1
Other (25 States)	84	7,686	1,115,601	100,040	8,125

Total senor housing	213	22,495	$3,511,096	$298,213	$14,125

Life science:		(Sq. Ft.	)
California	88	5,441		$2,567,989	$86,422	$23,604
Utah	9	580		90,266	11,865	2,036

	97	6,021		$2,658,255	$98,287	$25,640
Results of assets held for contribution(4)	—	—		—	703	57
California—Development	—	—		614,432	—	—

Total life science	97	6,021		$3,272,687	$98,990	$25,697

Medical office:		(Sq. Ft.	)
Texas	46	4,110		$629,577	$84,626	$41,644
California	16	944		247,104	32,929	16,367
Washington	7	687		174,858	24,725	11,802
Colorado	16	1,039		183,337	24,448	10,239
Tennessee	18	1,551		144,071	25,987	10,433
Florida	19	1,026		139,241	23,074	10,838
Utah	22	943		129,276	18,220	4,288
Kentucky	6	640		101,570	12,759	4,232
Illinois	14	764		93,350	15,614	8,374
Other (19 States and Mexico)	41	2,208		380,373	54,889	19,111

	205	13,912		$2,222,757	$317,271	$137,328
Results of assets held for contribution(4)	—	—		—	18,221	7,439
Texas—Development	—	—		3,300	—	—

Total medical office	205	13,912		$2,226,057	$335,492	$144,767

Hospital:		(Beds	)
Texas	7	1,137		$250,047	$27,784	$1,685
California	4	745		239,582	29,645	45
Louisiana	5	455		83,239	9,436	1
Georgia	2	239		76,735	10,936	—
Florida	2	312		75,719	9,768	2
North Carolina	1	355		72,500	7,937	—
Utah	1	139		62,596	6,339	—
Missouri	1	201		36,000	3,758	—
Idaho	1	22		27,238	3,556	—
Other (8 States)	12	739		124,274	17,846	19

	36	4,344		$1,047,930	$127,005	$1,752
Results of assets held for contribution(4)	—	—		—	2,243	132

Total hospital	36	4,344		$1,047,930	$129,248	$1,884

Skilled nursing:		(Beds	)
Illinois	15	1,558		$80,594	$11,013	$46
Virginia	9	934		63,100	6,762	1
Ohio	8	1,077		41,766	6,700	—
Texas	4	570		24,484	2,710	27
California	5	598		18,486	2,901	3
Nevada	2	266		13,100	2,013	—
Tennessee	4	572		12,754	3,578	—
Michigan	3	335		10,347	1,342	—
Colorado	2	240		8,342	1,505	—
Other (6 States)	8	845		30,260	4,609	—

Total skilled nursing	60	6,995		$303,233	$43,133	$77

Total properties	611			$10,361,003	$905,076	$186,550

(1)
Senior housing facilities are apartment-like facilities and are therefore measured in units (studio, one or two bedroom apartments). Life science facilities and medical office buildings are measured in square feet. Hospitals and skilled nursing facilities are measured in licensed bed count.

(2)
Investment represents the carrying amount of real estate assets, including intangibles, after adding back accumulated depreciation and amortization, excluding assets held for sale and classified as discontinued operations.

(3)
Rental revenues represent the combined amount of rental and related revenues and tenant recoveries.

(4)
In April 2007, we formed a joint venture for 55 medical office, life science and hospital assets and retained a 20% interest in the venture. The disposition of a portion of our interest in these assets met the definition under Statement of Financial Accounting Standards No. 144 ("SFAS No. 144") for the assets to qualify as held for sale, however, the operations are not classified as discontinued operations resulting from our continuing interest in the ventures. The operating results of these properties prior to the formation of the ventures are included in the Company's continuing operations. The number of properties, capacity, square footage, beds and investment for these assets are included in Item 1 under the caption "Institutional Joint Ventures."

        We specifically incorporate by reference into this section the information set forth in Schedule III: Real Estate and Accumulated Depreciation, included in this report.

ITEM 3.    Legal Proceedings

        From time to time, we are a party to legal proceedings, lawsuits and other claims that arise in the ordinary course of business. Regardless of their merits, these matters may force us to expend significant financial resources. Except as described below, we are not aware of any legal proceedings or claims that we believe may have, individually or taken together, a material adverse effect on our business, prospects, financial condition or results of operations. Our policy is to accrue legal expenses as they are incurred.

        On May 3, 2007, Ventas, Inc. filed a complaint against us in the United States District Court for the Western District of Kentucky, asserting claims of tortious interference with contract and tortious interference with prospective business advantage. The complaint alleges, among other things, that we interfered with Ventas' purchase agreement with Sunrise Senior Living Real Estate Investment Trust

("Sunrise REIT"); that we interfered with Ventas' prospective business advantage in connection with the Sunrise REIT transaction; and that our actions caused Ventas to suffer damages, including the payment of over $100 million in additional consideration to acquire the Sunrise REIT assets. Ventas is seeking monetary relief, including compensatory and punitive damages, against us. On July 2, 2007, we filed our answer to Ventas' complaint and a motion to dismiss the complaint in its entirety. On December 19, 2007, the court denied the motion to dismiss. We believe that Ventas' claims are without merit and intend to vigorously defend against Ventas' lawsuit. We expect that defending our interests in this matter will require us to expend significant funds. We are unable to estimate the ultimate aggregate amount of monetary liability or financial impact with respect to this matter as of December 31, 2007.

        In April 2007, we and Health Care Property Partners ("HCPP"), a joint venture between us and an affiliate of Tenet, served Tenet and certain Tenet subsidiaries with notices of default with respect to a hospital in Tarzana, California, and two other hospitals that are leased by such affiliates from us and HCPP. The notices of default generally relate to deferred maintenance and compliance with legal requirements, including compliance with the requirements of State of California Senate Bill 1953 ("SB 1953") (further described below). On May 8, 2007, certain subsidiaries of Tenet filed a complaint against us in the Superior Court of the State of California for the County of Los Angeles with respect to the hospital owned by us and initiated arbitration actions with respect to the two hospitals owned by HCPP, in each case asserting various causes of action generally relating to such notices of default. Upon Tenet's failure to fully remedy all of the items set forth in the notices of default to our satisfaction, on July 27, 2007, we exercised our right to terminate the leases to Tenet of four other hospitals owned by us, effective December 31, 2007, invoking cross-default provisions under such leases. On September 24, 2007, Tenet amended its original complaint and added claims by the lessees under the four terminated leases substantially similar to the previously-filed claims. Tenet's subsidiaries are seeking declaratory, injunctive and monetary relief, including compensatory and punitive damages, against us and HCPP. On October 8, 2007, HCPP responded to the claims by Tenet's subsidiaries in the arbitration action, raising its own claims against Tenet and the lessees of the two hospitals relating to the matters described in the notices of default, and on October 17, 2007, we similarly filed a counterclaim against Tenet and the plaintiffs in the California state court action. On October 16, 2007, Lake Health Care Facilities, Inc., another subsidiary of Tenet and the non-managing general partner of HCPP, filed a complaint against us in the Superior Court of the State of California for the County of Los Angeles in which it alleges that the service of the notices of default upon HCPP's tenants was a breach of our fiduciary duties as managing partner of HCPP and that we have breached the HCPP partnership agreement. We believe that the claims by Tenet's subsidiaries are without merit and intend to vigorously defend against their lawsuit.

        The hospital owned by the Company in Tarzana, California, which hospital is a subject of the litigation with Tenet described above, is affected by SB 1953, which requires certain seismic safety building standards for acute care hospital facilities. This hospital is operated by Tenet under a lease expiring in February 2009. We are currently reviewing the SB 1953 compliance of this hospital, multiple plans of action to cause such compliance, the estimated time for completing the same, and the cost of performing necessary retrofitting of the property. As indicated above, we are currently disputing with Tenet responsibility for performance of compliance activities. Rental income from the hospital for the years ended December 31, 2007 and 2006 was $10.9 million and $10.8 million, respectively. At December 31, 2007, the carrying amount of the property was $71.7 million.

ITEM 4.    Submission of Matters to a Vote of Security Holders

        None.

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is listed on the New York Stock Exchange. Set forth below for the fiscal quarters indicated are the reported high and low closing prices of our common stock on the New York Stock Exchange.

	2007		2006		2005
	High	Low	High	Low	High	Low
First Quarter	$42.11	$35.01	$28.81	$25.89	$27.45	$23.45
Second Quarter	38.60	28.02	27.82	25.37	28.43	23.45
Third Quarter	34.49	25.11	31.05	26.40	28.68	25.39
Fourth Quarter	35.24	29.30	36.88	30.10	27.00	24.44

        At February 1, 2008, we had approximately 15,740 stockholders of record and there were approximately 144,570 beneficial holders of our common stock.

        It has been our policy to declare quarterly dividends to the common stockholders so as to comply with applicable provisions of the Internal Revenue Code governing REITs. The cash dividends per share paid on common stock are set forth below:

	2007	2006	2005
First Quarter	$0.445	$0.425	$0.420
Second Quarter	0.445	0.425	0.420
Third Quarter	0.445	0.425	0.420
Fourth Quarter	0.445	0.425	0.420

        On January 28, 2008, we announced that our Board of Directors declared a quarterly common stock cash dividend of $0.455 per share. The common stock dividend will be paid on February 21, 2008 to stockholders of record as of the close of business on February 7, 2008. Based on the first quarter's dividend, the annualized rate of distribution for 2008 is $1.82, compared with $1.78 for 2007.

        On January 28, 2008, we announced that our Board of Directors declared a quarterly cash dividend of $0.45313 per share on our Series E cumulative redeemable preferred stock and $0.44375 per share on our Series F cumulative redeemable preferred stock. These dividends will be paid on March 31, 2008 to stockholders of record as of the close of business on March 14, 2008.

        The table below sets forth the information with respect to purchases of our common stock made by or on our behalf during the quarter ended December 31, 2007.

ISSUER PURCHASES OF EQUITY SECURITIES

Period Covered	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number (Or Approximate Dollar Value) Of Shares That May Yet Be Purchased Under The Plans Or Programs
October 1-31, 2007	23,514	$34.60	—	—
November 1-30, 2007	1,278	31.16	—	—
December 1-31, 2007	964	31.64	—	—

Total	25,756	$34.32	—	—

(1)
Represents restricted shares withheld under our Amended and Restated 2000 Stock Incentive Plan, as amended, and our 2006 Performance Incentive Plan (collectively, the "Incentive Plans"), to offset tax withholding obligations that occur upon vesting of restricted shares. Our Incentive Plans provide that the value of the shares withheld shall be the closing price of our common stock on the date the relevant transaction occurs.

  Stock Price Performance Graph

        The graph below compares the cumulative total return of HCP, the S&P 500 Index and the Equity REIT Index of the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"), from January 1, 2003 to December 31, 2007. Total return assumes quarterly reinvestment of dividends before consideration of income taxes.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

AMONG S&P 500, EQUITY REITS AND HCP, Inc.

RATE OF RETURN TREND COMPARISON

JANUARY 1, 2003–DECEMBER 31, 2007

(JANUARY 1, 2003 = 100)

Stock Price Performance Graph Total Return

Assumes $100 invested January 1, 2003 in HCP, S&P 500 Index and NAREIT Equity REIT Index.

ITEM 6.    Selected Financial Data

        Set forth below is our selected financial data as of and for each of the years in the five year period ended December 31, 2007. On March 2, 2004, each shareholder received one additional share of common stock for each share they owned resulting from a 2-for-1 stock split announced by the Company on January 22, 2004. The stock split has been reflected in all periods presented.

	Year Ended December 31,(2)
	2007(1)	2006(1)	2005	2004	2003
	(Dollars in thousands, except per share data)
Income statement data:
Total revenue	$982,509	$534,891	$364,735	$301,360	$244,351
Income from continuing operations	160,763	79,155	91,018	93,644	85,314
Net income applicable to common shares	567,885	396,417	151,927	147,910	121,849
Income from continuing operations applicable to common shares:
Basic earnings per common share	0.67	0.39	0.52	0.55	0.39
Diluted earnings per common share	0.67	0.39	0.52	0.54	0.39
Net income applicable to common shares:
Basic earnings per common share	2.73	2.67	1.13	1.12	0.98
Diluted earnings per common share	2.71	2.66	1.12	1.11	0.97
Balance sheet data:
Total assets	12,521,772	10,012,749	3,597,265	3,104,526	3,035,957
Debt obligations(3)	7,510,907	6,202,015	1,956,946	1,487,291	1,407,284
Stockholders' equity	4,103,709	3,294,036	1,399,766	1,419,442	1,440,617
Other data:
Dividends paid	393,566	266,814	248,389	243,250	223,231
Dividends paid per common share	1.78	1.70	1.68	1.67	1.66

(1)
We completed our acquisitions of SEUSA on August 1, 2007, CRP and CRC on October 5, 2006 and the interest held by an affiliate of General Electric in HCP Medical Office Properties ("HCP MOP") on November 30, 2006. The results of operations resulting from these acquisitions are reflected in our consolidated financial statements from those dates.

(2)
In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets ("SFAS No. 144"), reclassifications have been made to prior year amounts for properties sold or held for sale to discontinued operations.

(3)
Includes bank lines of credit, bridge and term loans, senior unsecured notes, mortgage debt, mortgage debt on assets held for sale, mortgage debt on assets held for contribution and other debt.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Language Regarding Forward-Looking Statements

        Statements in this Annual Report on Form 10-K that are not historical factual statements are "forward-looking statements." We intend to have our forward-looking statements covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with those provisions. Forward-looking statements include, among other things, statements regarding our and our officers' intent, belief or expectations as identified by the use of words such as "may," "will," "project," "expect," "believe," "intend," "anticipate," "seek," "forecast," "plan," "estimate," "could," "would," "should" and other comparable and derivative terms or the negatives thereof. In addition, we, through our officers, from time to time, make forward-looking oral and written public statements concerning our expected future operations, strategies, securities offerings, growth and investment opportunities, dispositions, capital structure changes, budgets and other developments. Readers are cautioned that, while forward-looking statements reflect our good faith belief and reasonable assumptions based upon current information, we can give no assurance that our expectations or forecasts will be attained. Therefore, readers should be mindful that forward-looking statements are not guarantees of future performance and that they are subject to known and unknown risks and uncertainties that are difficult to predict. As more fully set forth under "Part I, Item 1A. Risk Factors" in this report, factors that may cause our actual results to differ materially from the expectations contained in the forward-looking statements include:

  (a)
  Changes in federal, state or local laws and regulations, including those affecting the healthcare industry that affect our costs of compliance or increase the costs, or otherwise affect the operations of our operators, tenants and borrowers;

  (b)
  Changes in the reimbursement available to our tenants and borrowers by governmental or private payors, including changes in Medicare and Medicaid payment levels and the availability and cost of third party insurance coverage;

  (c)
  Competition for tenants and borrowers, including with respect to new leases and mortgages and the renewal or rollover of existing leases;

  (d)
  Availability of suitable properties to acquire at favorable prices and the competition for the acquisition and financing of those properties;

  (e)
  The ability of our operators, tenants and borrowers to conduct their respective businesses in a manner sufficient to maintain or increase their revenues and to generate sufficient income to make rent and loan payments to us;

  (f)
  The financial weakness of some operators and tenants, including potential bankruptcies and downturns in their businesses, which results in uncertainties regarding our ability to continue to realize the full benefit of such operators' and/or tenants' leases;

  (g)
  Changes in national, regional and local economic conditions, including changes in interest rates and the availability and cost of capital;

  (h)
  The risk that we will not be able to sell or lease properties that are currently vacant, at all or at competitive rates;

  (i)
  The financial, legal and regulatory difficulties of significant operators of our properties, including Sunrise Senior Living, Inc. and Tenet Healthcare Corporation;

  (k)
  The risk that we may not be able to integrate acquired businesses successfully or achieve the operating efficiencies and other benefits of acquisitions within expected time-frames or at all, or within expected cost projections;

  (l)
  The ability to obtain financing necessary to consummate acquisitions or on favorable terms; and

  (m)
  The potential impact of existing and future litigation matters, including related developments.

        Except as required by law, we undertake no, and hereby disclaim any, obligation to update any forward-looking statements, whether as a result of new information, changed circumstances or otherwise.

        The information set forth in this Item 7 is intended to provide readers with an understanding of our financial condition, changes in financial condition and results of operations. We will discuss and provide our analysis in the following order:

  •
  Executive Summary

  •
  2007 Transaction Overview

  •
  Dividends

  •
  Critical Accounting Policies

  •
  Results of Operations

  •
  Liquidity and Capital Resources

  •
  Off-Balance Sheet Arrangements

  •
  Contractual Obligations

  •
  Inflation

  •
  New Accounting Pronouncements

Executive Summary

        We are a self-administered REIT that, together with our consolidated subsidiaries, invests primarily in real estate serving the healthcare industry in the United States. We acquire, develop, lease, dispose and manage healthcare real estate and provide mortgage and specialty financing to healthcare providers. We invest directly, often structuring sale-leaseback transactions, and through joint ventures. At December 31, 2007, our real estate portfolio, excluding assets held for sale but including mortgage loans and properties owned by joint ventures, consisted of interests in 753 facilities.

  Investment Strategy

        Our business strategy is based on three principles: (i) opportunistic investing; (ii) portfolio diversification; and (iii) conservative financing. We actively redeploy capital from investments with lower return potential into assets with higher return potential and recycle capital from shorter-term to longer-term investments. We make investments where the expected risk-adjusted return exceeds our cost of capital and strive to leverage our operator, tenant and other business relationships.

        Our strategy contemplates acquiring and developing properties on terms that are favorable to us. We attempt to structure transactions that are tax-advantaged and mitigate risks in our underwriting process. Generally, we prefer larger, more complex private transactions that leverage our management team's experience and our infrastructure.

        We follow a disciplined approach to enhancing the value of our existing portfolio, including ongoing evaluation of potential disposition of properties that no longer fit our strategy. During the year ended December 31, 2007, we sold 97 properties for $922 million and marketable securities for

$53 million. At December 31, 2007, we had four properties with a carrying amount of $171,000 classified as held for sale.

        We primarily generate revenue by leasing healthcare properties under long-term leases. Most of our rents and other earned income from leases are received under triple-net leases or leases that provide for substantial recovery of operating expenses; however, some of our MOB and life science facilities leases are structured as gross or modified gross leases. Accordingly, for such MOBs and life science facilities we incur certain property operating expenses, such as real estate taxes, repairs and maintenance, property management fees, utilities and insurance. Our growth depends, in part, on our ability to (i) increase rental income and other earned income from leases by increasing rental rates and occupancy levels; (ii) maximize tenant recoveries given underlying lease structures; and (iii) control operating and other expenses. Our operations are impacted by property specific, market specific, general economic and other conditions.

        Access to external capital on favorable terms is critical to the success of our strategy. Generally, we attempt to match the long-term duration of most of our investments with long-term fixed-rate financing. At December 31, 2007, 37% of our consolidated debt is at variable interest rates, which includes $1.35 billion for the outstanding balance of the bridge loan that was used to finance our acquisition of SEUSA. We intend to maintain an investment grade rating on our senior debt securities and manage various capital ratios and amounts within appropriate parameters. As of December 31, 2007, we have a credit rating of Baa3 (stable) from Moody's, BBB (negative outlook) from S&P and BBB (stable) from Fitch on our senior unsecured debt securities, and Ba1 (stable) from Moody's, BBB- (negative outlook) from S&P and BBB- (stable) from Fitch on our preferred securities.

        Access to capital markets impacts our ability to refinance existing indebtedness as it matures and fund future acquisitions and development through the issuance of additional securities. Our ability to access capital on favorable terms is dependent on various factors, including general market conditions, interest rates, credit ratings on our securities, perception of our potential future earnings and cash distributions, and the market price of our capital stock.

2007 Transaction Overview

  Investment Transactions

        During the year ended December 31, 2007, we made investments of approximately $4.7 billion, that had a weighted average yield on cost of approximately 7.7%, in the following segments: (i) 67% life science, (ii) 20% skilled nursing, (iii) 6% medical office, (iv) 6% hospital and (v) 1% senior housing. Our 2007 investments include the following transactions:

        Acquisition of Medical City Dallas Campus.    On February 9, 2007, we acquired the Medical City Dallas campus, which includes two hospital towers, six MOBs and three parking garages, for approximately $350 million, including DownREIT units valued at $179 million. The initial yield on this campus is approximately 7.2%.

        Acquisition of Slough Estates USA Inc.    On August 1, 2007, we closed our acquisition of SEUSA for aggregate cash consideration of approximately $3.0 billion. SEUSA's life science portfolio is concentrated in the San Francisco Bay Area and San Diego County and comprised 83 properties representing approximately 5.2 million square feet and an established development pipeline at closing. The results of operations of SEUSA are included in our consolidated results beginning after August 1, 2007.

        Manor Care Mezzanine Loan.    On December 21, 2007, we made an investment in mezzanine loans with an aggregate face value of $1.0 billion, at a discount, for approximately $900 million, as part of the financing for The Carlyle Group's $6.3 billion purchase of Manor Care, Inc. These loans bear interest on the face amounts at a floating rate of LIBOR plus 4.0%, mature in January 2013, are pre-payable at any time subject to payment of yield maintenance during the first twelve months, and are mandatorily pre-payable in January 2012 unless the borrower satisfies certain financial conditions. These loans are secured by an indirect pledge of the equity ownership in 339 HCR ManorCare facilities located in 30 states and are subordinate to other debt, approximately $3.6 billion at closing.

        Other Investment Transactions.    For the year ended December 31, 2007, in addition to the transactions listed above, we made investments of approximately $271 million, that had a weighted average first year yield on cost of approximately 9.5%, including the following transactions:

  •
  On January 31, 2007, we acquired three long-term acute care hospitals and received proceeds of $36 million in exchange for 11 SNFs valued at $77 million. We recognized a $47 million gain from the sale of these 11 SNFs. The three acquired properties have an initial contractual yield of 12% with escalators based on the lessee's revenue growth. The acquired properties are included in a new master lease that contains 14 properties leased to the same operator.

  •
  In November and December 2007, we acquired three life science facilities with an aggregate value of approximately $46 million, including $12 million of assumed debt. The initial weighted average yield of these properties is approximately 7.1%.

        During 2007, we funded approximately $150 million for construction and other capital projects.

        For the year ended December 31, 2007, our sales of properties and marketable securities aggregated approximately $975 million and were made from the following segments: (i) 59% senior housing, (ii) 32% skilled nursing, (iii) 5% hospital and (iv) 4% medical office. Our 2007 divestitures included the following:

  •
  On June 29, 2007, we sold a portfolio of 17 senior housing facilities for an aggregate price of $185 million, resulting in a gain of $3 million. This portfolio was included in our acquisition of CNL Retirement Properties, Inc. on October 5, 2006.

  •
  On August 15, 2007, we sold 41 senior housing facilities to Emeritus Corporation for an aggregate price of $501.5 million, resulting in a gain of $284 million. The 3,732 unit portfolio is comprised of 33 facilities operated by Emeritus Corporation and 8 facilities operated by Summerville Senior Living, Inc.

  Joint Venture Transactions

        During the year ended December 31, 2007, we contributed an aggregate of $1.7 billion of senior housing, medical office and hospital properties into institutional joint ventures, including the transactions discussed below,

        On January 5, 2007, we formed a senior housing joint venture, HCP Ventures II, with an institutional capital partner. The joint venture included 25 properties valued at $1.1 billion and encumbered by $686 million in mortgage loans. Upon the sale of a 65% interest, we received approximately $280 million in proceeds, including a one-time acquisition fee of $5.4 million. We act as the managing member and expect to receive ongoing asset management fees.

        On April 30, 2007, we formed a MOB joint venture, HCP Ventures IV, LLC ("HCP Ventures IV"), with an institutional capital partner. The joint venture included 55 properties valued at approximately $585 million and encumbered by $344 million of secured debt. Upon the sale of an 80% interest in the venture, we received proceeds of $196 million and recognized a gain on the sale of our real estate interest of $10 million. These proceeds include a one-time acquisition fee of $3 million. We act as the managing member and expect to receive ongoing asset management fees. During 2007, HCP Ventures IV acquired three MOBs valued at $58 million and concurrently placed $38 million of secured debt. The acquisitions were funded pro-rata by us and our joint venture partner.

  Financing Transactions

        During the year ended December 31, 2007, we raised $6.3 billion in capital through the issuance of common stock, senior unsecured notes and mortgage debt, and financing related to the closing of our SEUSA acquisition, which includes the transactions discussed below.

        On January 19, 2007, we issued 6.8 million shares of common stock. We received net proceeds of approximately $261 million, which were used to repay a portion of the borrowings outstanding under our former term loan facility and previous revolving credit.

        On January 22, 2007, we issued $500 million in aggregate principal amount of 6.00% senior unsecured notes due in 2017. The notes were priced at 99.323% of the principal amount for an effective yield of 6.09%. We received net proceeds of approximately $493 million, which were used to repay our former term loan facility and reduce borrowings under our former revolving credit facility.

        On April 27, 2007, in anticipation of the formation of HCP Ventures IV, discussed above, we placed $122 million of 10-year term mortgage notes with an interest rate of 5.53%. The proceeds from these notes were used to repay outstanding borrowings under our former revolving credit facility and for other general corporate purposes.

        On August 1, 2007, in connection with the completion of the SEUSA acquisition, we obtained, from a syndicate of banks, a financing commitment for a $3.0 billion bridge loan, under which $2.75 billion was borrowed at closing, and a four-year $1.5 billion revolving line of credit facility. The bridge loan has an initial maturity date of July 31, 2008 and includes two optional 6-month extensions. In October 2007, we made aggregate payments of approximately $1.4 billion, reducing the outstanding principal balance of the bridge loan to $1.35 billion at December 31, 2007.

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

Dividends

        During the year ended December 31, 2007, we issued approximately 1.6 million shares of our common stock under our Dividend Reinvestment and Stock Purchase Plan at an average price per share of $31.82 for proceeds of approximately $50.9 million.

        Quarterly dividends paid during 2007 aggregated $1.78 per share. On January 28, 2008, we announced that our Board of Directors declared a quarterly common stock cash dividend of $0.455 per share. The common stock dividend will be paid on February 21, 2008 to stockholders of record as of the close of business on February 7, 2008. Based on the first quarter's dividend, the annualized rate of distribution for 2008 is $1.82, compared with $1.78 for 2007.

Critical Accounting Policies

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires our management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our financial statements. For a description of the risk associated with our critical accounting policies, see "Risk Factors—Risks Related to Our Business." From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain.

  Principles of Consolidation

        Our consolidated financial statements include the accounts of HCP, its wholly-owned subsidiaries and its controlled, through voting rights or other means, joint ventures. We apply Financial Accounting Standards Board ("FASB") Interpretation No. 46R, Consolidation of Variable Interest Entities, as revised ("FIN 46R"), for arrangements with variable interest entities ("VIEs") and consolidate those VIEs where we are the primary beneficiary. We also apply Emerging Issues Task Force ("EITF") Issue 04-5, Investor's Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights ("EITF 04-05"), to investments in joint ventures.

        Our judgment with respect to our level of influence or control of an entity and whether we are the primary beneficiary of a VIE involves the consideration of various factors including, but not limited to, the form of our ownership interest, our representation on the entity's governing body, the size of our investment, estimates of future cash flows, our ability to participate in policy making decisions and the rights of the other investors to participate in the decision making process and to replace us as manager and/or liquidate the venture, if applicable. Our ability to correctly assess our influence or control over an entity or determine the primary beneficiary of a VIE affects the presentation of these entities in our consolidated financial statements.

        At December 31, 2007, we leased 81 properties, with a carrying value of $1.3 billion, to a total of nine tenants that have been identified as VIEs ("VIE tenants") and have a loan with a carrying value of $85 million to a borrower that has been identified as a VIE. We acquired these leases and loan on October 5, 2006 in our merger with CRP. CRP determined it was not the primary beneficiary of these VIEs, and we are generally required to carry forward CRP's accounting conclusions after the acquisition relative to their primary beneficiary assessments. On December 21, 2007, we made an investment of approximately $900 million in mezzanine loans where each mezzanine borrower has been identified as a VIE. We have also determined that we are not the primary beneficiary of these VIEs. At December 31, 2007, our maximum exposure to losses resulting from our involvement in VIEs was limited to the future minimum lease payments of approximately $1.5 billion from the VIE tenants and the carrying value of approximately $1.0 billion of loans made to the VIE borrowers.

        If we determine that we are the primary beneficiary of a VIE our financial statements would include the results of the VIE (either tenant or borrower) rather than the results of our lease or loan to the VIE. We would depend on the VIE to provide us timely financial information, and we would rely on the internal controls of the VIE to provide accurate financial information. If the VIE has deficiencies in its internal controls over financial reporting, or does not provide us with timely financial information, this may adversely impact our financial reporting and our internal controls over financial reporting.

  Revenue Recognition

        Rental income from tenants is recognized in accordance with GAAP, including SEC Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB 104"). We begin recognizing rental revenue on a straight-line basis over the lease term when collectibility is reasonably assured and the tenant has taken possession or controls the physical use of the leased asset. For assets acquired subject to leases we recognize revenue upon acquisition of the asset provided the tenant has taken possession or controls the physical use of the leased asset. If the lease provides for tenant improvements, we determine whether the tenant improvements, for accounting purposes, are owned by the tenant or us. When we are the owner of the tenant improvements, the tenant is not considered to have taken physical possession or controls the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements any tenant improvement allowance funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. The determination of ownership of the tenant improvements is subject to significant judgment. Tenant improvement ownership is determined based on various factors including, but not limited to:

  •
  whether the lease stipulates how and on what a tenant improvement allowance may be spent;

  •
  whether the tenant or landlord retains legal title to the improvements at the end of the lease term;

  •
  whether the tenant improvements are unique to the tenant or general-purpose in nature; and

  •
  whether the tenant improvements are expected to have any residual value at the end of the lease.

If our assessment of the owner of the tenant improvements for accounting purposes were to change, the timing and amount of our revenue recognized would be impacted.

        Certain leases provide for additional rents contingent upon a percentage of the facility's revenue in excess of specified base amounts or other thresholds. Such revenue is recognized when actual results reported by the tenant, or estimates of tenant results, exceed the base amount or other thresholds. The recognition of additional rents requires us to make estimates of amounts owed and to a certain extent are dependent on the accuracy of the facility results reported to us. These estimates may differ from actual results, which could be material to our consolidated financial statements.

        We use the direct finance method of accounting to record income from direct financing leases ("DFLs"). For leases accounted for as DFLs, future minimum lease payments are recorded as a receivable. The difference between the future minimum lease payments and the estimated residual values less the cost of the properties is recorded as unearned income. Unearned income is deferred and amortized to income over the lease terms to provide a constant yield. Income recognized using the direct finance method requires us to make judgments regarding the collectibility of lease payments and estimated residual value of the leased asset on an ongoing basis. Changes in our estimates of residual value or collectibility of lease payments, could have a material impact to our consolidated financial statement.

  Allowances

        We maintain an allowance for doubtful accounts, including an allowance for straight-line rent receivables, for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. We monitor the liquidity and creditworthiness of our tenants and operators on an ongoing basis. The evaluation considers industry and economic conditions, property performance, credit enhancements and other factors. For straight-line rent amounts, our assessment is based on income recoverable over the term of the lease. We exercise judgment in establishing allowances and consider payment history and current credit status in developing these estimates. These estimates may differ from actual results, which could be material to our consolidated financial statements.

        We also establish allowances for loans based upon an estimate of probable losses for the individual loans deemed to be impaired. Impairment is indicated when it is deemed probable that we will be unable to collect all amounts due on a timely basis according to the contractual terms of the loan. Determining the adequacy of the allowance is complex and requires significant judgment by us about the effect of matters that are inherently uncertain. The allowance is based upon the borrower's overall financial condition, resources and payment record; the prospects for support from any financially responsible guarantors; and, if appropriate, the realizable value of any collateral. Our estimates consider all available evidence including, as appropriate, the present value of the expected future cash flows discounted at the loan's contractual effective rate, the fair value of collateral, general economic conditions and trends, historical and industry loss experience, and other relevant factors. While our assumptions are based in part upon historical data, our estimates may differ from actual results, which could be material to our consolidated financial statements.

  Real Estate

        Real estate, consisting of land, buildings and improvements, is recorded at cost. We allocate the cost of the acquisition, including the assumption of liabilities, to the acquired tangible assets and identified intangibles based on their estimated fair values in accordance with SFAS No. 141, Business Combinations.

        We assess fair value based on estimated cash flow projections that utilize appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of the tangible assets of an acquired property considers the value of the property as if it was vacant.

        We record acquired "above and below" market leases at fair value using discount rates which reflect the risks associated with the leases acquired. The amount recorded is based on the present value of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) our estimate of fair market lease rates for each in-place lease, measured over a period equal to the remaining term of the lease for above market leases and the initial term plus extended term for any leases with below market fixed rate renewal options. Other intangible assets acquired include amounts for in-place lease values that are based on our evaluation of the specific characteristics of each tenant's lease. Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods, market conditions and costs to execute similar leases. In estimating carrying costs, we include estimates of lost rentals at market rates during the hypothetical expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, we consider leasing commissions, legal and other related costs.

        We are required to make subjective assessments to allocate the purchase price paid to acquire investments in real estate among the assets acquired and liabilities assumed based on our estimate of the fair values of such assets and liabilities. This includes determining the value of the buildings and improvements, land, ground leases, tenant improvements, in-place tenant leases, favorable or unfavorable market leases and any debt assumed from the seller or loans made by the seller to us. Each of these estimates requires significant judgment and some of the estimates involve complex calculations. These allocation assessments have a direct impact on our results of operations as amounts allocated to some assets and liabilities are not subject to depreciation or amortization and those that are have different lives. Additionally, the amortization of value assigned to favorable or unfavorable market rate leases is recorded as an adjustment to rental revenue as compared to amortization of the value of in-place leases, which is included in depreciation and amortization in our consolidated statements of income.

  Impairment of Long-Lived Assets and Goodwill

        We assess the carrying value of our long-lived assets, including investments in unconsolidated joint ventures, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, and with respect to goodwill, at least annually applying a fair-value-based test in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. If the sum of the expected future net undiscounted cash flows is less than the carrying amount of the long-lived asset, an impairment loss will be recognized by adjusting the asset's carrying amount to its estimated fair value. The determination of the fair value of long-lived assets, including goodwill, involves significant judgment. This judgment is based on our analysis and estimates of the future operating results and resulting cash flows of each long-lived asset whose carrying amount may not be recoverable. Our ability to accurately predict future operating results, cash flows and fair values impacts the timing and recognition of impairments. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our financial results.

  Derivatives

        We use a variety of methods and assumptions based on market conditions and risks existing at each balance sheet date to determine the fair value of our derivative instruments. To estimate the fair value of these instruments we utilize pricing models, which consider inputs such as forward yield curves and discount rates. These methods of estimating fair value result in an approximation of benefits or obligations which may be different than amounts ultimately realized.

        At inception of each derivative instrument and on an ongoing basis we make an assessment to determine whether these instruments are eligible for hedge accounting by concluding that they are highly effective in offsetting changes in cash flows associated with the related hedged item. While we intend to continue to meet the conditions for hedge accounting, if hedges are no longer highly effective, the changes in fair value of the derivative instruments would be reflected in earnings.

  Income Taxes

        As part of the process of preparing our consolidated financial statements, significant management judgment is required to estimate our compliance with REIT requirements. Our determinations are based on interpretation of tax laws, and our conclusions may have an impact on the income tax expense recognized. Adjustments to income tax expense may be required as a result of i) audits conducted by federal and state tax authorities; ii) our ability to qualify as a REIT; iii) the potential for built-in-gain recognized related to prior-tax-free acquisitions of C corporations; and iv) changes in tax laws. Adjustments required in any given period are included in income, other than adjustments to income tax liabilities acquired in business combinations, which are adjusted through goodwill.

Results of Operations

        We evaluate our business and allocate resources among our five business segments—(i) senior housing; (ii) life science; (iii) medical office; (iv) hospital; and (v) skilled nursing. Under the senior housing, life science, hospital and skilled nursing segments, we invest primarily in single operator or tenant properties through the acquisition and development of real estate, secured financing, mezzanine financing and investment in marketable debt securities of operators in these sectors. Under the medical office segment, we invest through acquisition and secured financing in MOBs that are primarily leased under gross or modified gross leases, generally to multiple tenants, and which generally require a greater level of property management. The acquisition of SEUSA on August 1, 2007 resulted in a change to our reportable segments. Prior to the SEUSA acquisition, we operated through two reportable segments—triple-net leased and medical office buildings. The senior housing, life science, hospital and skilled nursing segments were previously aggregated under our triple-net leased segment.

SEUSA's results are included in our consolidated financial statements from the date of acquisition of August 1, 2007. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2 to the Consolidated Financial Statements). There were no intersegment sales or transfers.

Comparison of the Year Ended December 31, 2007 to the Year Ended December 31, 2006

        We completed our acquisition of SEUSA on August 1, 2007, mergers with CRP and CRC on October 5, 2006 and the acquisition of an interest held by an affiliate of General Electric ("GE") in HCP MOP on November 30, 2006, which resulted in the consolidation of HCP MOP beginning on that date. The results of operations from our SEUSA, CRP and HCP MOP transactions are reflected in our consolidated financial statements from those respective dates.

        During 2008, we expect increases in revenues, expenses and interest income from a full year of results from our SEUSA acquisition, mezzanine loan investments and joint venture transactions.

  Rental and related revenues.

	Year Ended December 31,		Change
Segments
	2007	2006	$	%
	(dollars in thousands)
Senior housing	$298,213	$167,771	$130,442	78%
Life science	79,664	14,919	64,745	434
Medical office	286,556	165,942	120,614	73
Hospital	128,156	94,448	33,708	36
Skilled nursing	43,133	40,841	2,292	6

Total	$835,722	$483,921	$351,801	73%

  •
  Senior housing.    Senior housing rental and related revenues increased $130.4 million, to $298.2 million, for the year ended December 31, 2007. Approximately $98 million of the increase relates to properties acquired in the CRP merger. Additionally, the results for the year ended December 31, 2007, include income of $9 million resulting from our change in estimate relating to the collectability of straight-line rents due from Summerville Senior Living, Inc. The remaining increase in senior housing rental and related revenues primarily relates to rent escalations and resets, and the additive effect of our other acquisitions in 2007 and 2006.

  Additionally, included in senior housing rental and related revenues were facility-level operating revenues for five senior housing properties that were previously leased on a triple-net basis. Periodically, tenants default on their leases, which causes us to take temporary possession of the operations of the facility. We contract with third-party managers to manage these properties until a replacement tenant can be identified or the property can be sold. The operating revenues and expenses for these properties are included in senior housing rental and related revenues and operating expenses, respectively. The increase in reported revenues for these facilities of $1.7 million, to $11.3 million for the year ended December 31, 2007, was primarily due to an increase in overall occupancy of such properties.

  •
  Life science.    Life science rental and related revenues increased by $64.7 million, to $79.7 million, for the year ended December 31, 2007, primarily as a result of our acquisition of SEUSA on August 1, 2007.

  •
  Medical office.    Medical office rental and related revenues increased $120.6 million, to $286.6 million, for the year ended December 31, 2007. Approximately $36 million of the increase relates to MOBs acquired in the CRP merger and $64.7 million relates to the consolidation of HCP MOP. The remaining increase in medical office rental and related revenues primarily relates to the additive effect of our MOB acquisitions in 2007 and 2006.

  •
  Hospital.  Hospital rental and related revenues increased by $33.7 million, to $128.2 million, for the year ended December 31, 2007. Approximately $31.4 million of the increase relates to the additive effect of our hospital acquisitions in 2007 and $3.2 million related to properties acquired in the CRP merger. The remaining increase in hospital rental and related revenues primarily relates to rent escalations and increases in additional rents that are based on the respective facility's revenues.

  Tenant recoveries.

	Year Ended December 31,
			Change
Segments
	2007	2006	$	%
	(dollars in thousands)
Life science	$19,326	$3,935	$15,391	391%
Medical office	48,936	28,098	20,838	74
Hospital	1,092	34	1,058	NM (1)

Total	$69,354	$32,067	$37,287	116%

(1)
Percentage change not meaningful.

•
Life science.  Life science tenant recoveries increased by $15.4 million, to $19.3 million, for the year ended December 31, 2007, primarily as a result of our acquisition of SEUSA on August 1, 2007.

•
Medical office.  Medical office tenant recoveries increased $20.8 million, to $48.9 million, for the year ended December 31, 2007. Approximately $11.6 million of the increase relates to MOBs acquired in the CRP merger and $7.7 million relates to the consolidation of HCP MOP. The remaining increase in medical office tenant recoveries primarily relates to the additive effect of our MOB acquisitions in 2007 and 2006.

•
Hospital.  Hospital tenant recoveries increased as a result of our hospital acquisitions in 2007.

        Income from direct financing leases.    Income from direct financing leases of $63.9 million relates to properties acquired from CRP, which are accounted for using the direct financing method. At December 31, 2007, these leased properties had a carrying value of $640.1 million and accrued income at a weighted average interest rate of 8.5%. During the year ended December 31, 2007, two DFL tenants exercised their purchase options and we received proceeds of $51 million and recognized additional income of $4.3 million.

        Investment management fee income.    Investment management fee income increased $9.7 million, to $13.6 million, for the year ended December 31, 2007. The increase was primarily due to the acquisition fees related to HCP Ventures II of $5.4 million on January 5, 2007 and HCP Ventures IV of $3.0 million on April 30, 2007, partially offset by the decline in fees of $3.1 million resulting from our purchase of GE's interests in HCP MOP on November 30, 2006.

        Interest expense.    Interest expense increased $145.2 million, to $357.0 million, for the year ended December 31, 2007. This increase was primarily due to (i) $106 million of interest expense from the issuance of $2.65 billion of senior unsecured notes during 2006 and 2007, (ii) $43 million increase in our outstanding mortgage debt resulting primarily from our acquisitions of CRP, consolidation of HCP MOP and other property acquisitions, (iii) $17 million from the increase in outstanding indebtedness under our bridge and term loans and line of credit facilities, and the related amortization and write-off of unamortized debt issuance costs. The increase in interest expense is partially offset by $11 million increase in the amount of capitalized interest relating to the increase in assets under development primarily from our acquisition of SEUSA and $10 million decrease from the maturity of $275 million of senior unsecured notes during 2006 and 2007. We expect an increase in capitalized interest during 2008 as a result of our assets under development.

        The table below sets forth information with respect to our debt, excluding premiums and discounts (dollars in thousands):

	As of December 31,
	2007	2006
Balance:
Fixed rate	$4,704,988	$4,541,237
Variable rate	2,822,316	1,669,031

Total	$7,527,304	$6,210,268

Percent of total debt:
Fixed rate	63%	73%
Variable rate	37%	27%

Total	100%	100%

Weighted average interest rate at end of period:
Fixed rate	6.18%	5.91%
Variable rate	5.90%	6.13%

Total weighted average rate	6.08%	5.97%

        Depreciation and amortization expenses.    Depreciation and amortization expenses increased $141.4 million, to $274.3 million, for the year ended December 31, 2007. Approximately $65.2 million of the increase relates to properties acquired in the CRP merger, $19.2 million relates to the consolidation of HCP MOP and $33.5 million relates to the SEUSA acquisition. The remaining increase in depreciation and amortization primarily relates to the additive effect of our other acquisitions in 2007 and 2006.

  Operating expenses.

	Year Ended December 31,		Change
Segments
	2007	2006	$	%
	(dollars in thousands)
Senior housing	$14,125	$12,849	$1,276	10%
Life science	25,697	4,757	20,940	440
Medical office	144,767	68,944	75,823	110
Hospital	1,884	1,334	550	41
Skilled nursing	77	637	(560)	(88)

Total	$186,550	$88,521	$98,029	111%

        Operating expenses are predominantly related to MOB and life science properties where we incur the expenses and recover a portion of those expenses under the lease. Accordingly, the number of properties in our MOB and life science portfolios directly impact operating expenses. The presentation of expenses as general and administrative or operating is based on the underlying nature of the expense. Periodically, we review the classification of expenses between categories and make revisions based on changes in the underlying nature of the expense.

  •
  Senior housing.  Included in operating expenses are facility-level operating expenses for five senior housing properties that were previously leased on a triple-net basis. Periodically, tenants default on their leases, which causes us to take possession of the operations of the facility. We contract with third-party managers to manage these properties until a replacement tenant can be identified or the property can be sold. The operating revenues and expenses for these properties are included in healthcare rental revenues and operating expenses, respectively. The increase in reported operating expenses for these facilities of $1.3 million, to $14.1 million for the year ended December 31, 2007, was primarily due to an increase in the overall occupancy of such properties.

  •
  Life science.  Life science operating expenses increased by $20.9 million, to $25.7 million, for the year ended December 31, 2007, primarily as a result of our acquisition of SEUSA on August 1, 2007.

  •
  Medical office.  Medical office operating expenses increased $75.8 million, to $144.8 million, for the year ended December 31, 2007. Approximately $34.8 million relates to the consolidation of HCP MOP and $18.5 million of the increase relates to properties acquired in the CRP merger. The remaining increase in medical office operating expenses relates to the additive effect of our acquisitions in 2007 and 2006.

        General and administrative expenses.    General and administrative expenses increased $23.7 million, to $70.9 million, for the year ended December 31, 2007. Included in general and administrative expenses are merger and integration-related expenses associated with the CRC, CRP and SEUSA acquisitions of $9.8 million for the year ended December 31, 2007, compared to $5.0 million in the prior year. Merger and integration-related expenses are primarily costs from our CRP merger, such as employee transition costs as well as severance costs for certain of our employees whose responsibilities became redundant after the completion of the merger. The remaining increase was primarily due to $9.4 million in various items including increased professional and legal fees, federal and state taxes, and compensation related expenses. We expect to incur integration costs associated with our acquisition of SEUSA through 2008.

        Equity income from unconsolidated joint ventures.    For the year ended December 31, 2007, equity income decreased $2.7 million, to $5.6 million. This decrease is primarily due to our consolidation of HCP MOP, which was previously accounted for as an equity method investment, partially offset by equity income from HCP Ventures II, III and IV.

        Gain on sale of real estate interest.    On April 30, 2007, we sold an 80% interest in HCP Ventures IV, which resulted in a gain of $10.1 million. There were no interests in joint ventures sold during the year ended December 31, 2006.

        Interest and other income, net.    Interest and other income, net increased $40.9 million, to $75.7 million, for the year ended December 31, 2007. The increase was primarily related to an increase of $24.0 million of interest income from $275 million of marketable debt securities, $9.3 million of interest income from an $85 million loan acquired in the CRP merger and $7.6 million of interest income from cash and cash equivalents. During 2007, our marketable debt securities accrued interest at rates ranging from 9.25% to 9.625%, and our $85 million loan accrued interest at a rate of 14%.

        Minority interests' share of earnings.    For the year ended December 31, 2007, minority interests' share of earnings increased $9.6 million, to $24.4 million. This increase was primarily due to the issuance of 4.2 million non-managing member units of HCP DR MCD, LLC, in connection with our February 9, 2007 acquisition of a medical campus.

        Discontinued operations.    Income from discontinued operations for the year ended December 31, 2007 was $428.3 million, compared to $338.4 million for the comparable period in the prior year. The increase is primarily due to an increase in gains on real estate dispositions of $128 million and a decline in impairment charges of $6 million year over year. During the year ended December 31, 2007, we sold 97 properties for $922 million, as compared to 83 properties for $512 million in the year ago period. The increase was partially offset by a year over year decline in operating income from discontinued operations of $44 million. Discontinued operations for the year ended December 31, 2007 included 101 properties compared to 184 for the year ended December 31, 2006. Included in discontinued operations during the year ended December 31, 2007 was income of $6 million, resulting from a change in estimate related to the collectability of straight-line rental income from Emeritus Corporation.

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

  Rental and related revenues.

	Year Ended December 31,		Change
Segments
	2006	2005	$	%
	(dollars in thousands)
Senior housing	$167,771	$84,281	$83,490	99%
Life science	14,919	12,124	2,795	23
Medical office	165,942	113,463	52,479	46
Hospital	94,448	91,122	3,326	4
Skilled nursing	40,841	39,494	1,347	3

Total	$483,921	$340,484	$143,437	42%

  •
  Senior housing.  Senior housing rental and related revenues increased $83.5 million, to $167.8 million, for the year ended December 31, 2006. Approximately $51.3 million of the increase relates to properties acquired in the CRP merger. The remaining increase in senior housing rental and related revenues of $32.2 million primarily relates to rent escalations and resets, and the additive effect of our other acquisitions in 2006 and 2005.

  Additionally, included in senior housing rental and related revenues are facility-level operating revenues for five senior housing properties that were previously leased on a triple-net basis. Periodically tenants default on their leases, which causes us to take temporary possession of the operations of the facility. We contract with third-party managers to manage these properties until a replacement tenant can be identified or the property can be sold. The operating revenues and expenses for these properties are included in senior housing rental and related revenues and operating expenses, respectively. The increase in revenues for these facilities of $1.9 million to $9.7 million for the year ended December 31, 2006, was primarily due to an increase in overall occupancy of such properties.

  •
  Life science.  Life science rental and related revenues increased by $2.8 million, to $14.9 million, for the year ended December 31, 2006. The increase in life science rental and related revenues are primarily related to the additive effect of our life science acquisitions in 2006.

  •
  Medical office.  Medical office rental and related revenues increased $52.5 million, to $165.9 million, for the year ended December 31, 2006. Approximately $19.0 million of the increase relates to MOBs acquired in the CRP merger and $5.3 million relates to the consolidation of HCP MOP. The remaining increase in medical office rental and related revenues primarily relates to the additive effect of our MOB acquisitions in 2006 and 2005.

  Tenant recoveries.

	Year Ended December 31,
			Change
Segments
	2006	2005	$	%
	(dollars in thousands)
Life science	$3,935	$3,462	$473	14%
Medical office	28,098	17,605	10,493	60
Hospital	34	—	34	NM (1)

Total	$32,067	$21,067	$11,000	52%

(1)
Percentage change not meaningful.

•
Medical office.  Medical office tenant recoveries increased $10.5 million, to $28.1 million, for the year ended December 31, 2006. Approximately $4.3 million of the increase relates to MOBs acquired in the CRP merger and $0.6 million relates to the consolidation of HCP MOP. The remaining increase of $5.6 million in medical office tenant recoveries primarily relates to the additive effect of our MOB acquisitions in 2006 and 2005.

        Income from direct financing leases.    Income from direct financing leases of $15 million relates to 32 leased properties acquired from CRP that are accounted for using the direct financing method. At December 31, 2006, these leased properties had a carrying value of $678 million and accrued interest at a weighted average interest rate of 9.0%.

        Investment management fee income.    Investment management fee income increased by $0.7 million, to $3.9 million, for the year ended December 31, 2006. The increase was primarily due to the acquisition fee earned from HCP Ventures III of $0.7 million on October 27, 2006.

        Interest expense.    Interest expense increased $105.6 million, to $211.9 million, for the year ended December 31, 2006. This increase was primarily due to (i) $39 million from the issuance of $2 billion of senior unsecured notes during 2005 and 2006; (ii) $30 million increase from additional mortgage debt primarily as a result of our acquisition of CRP, consolidation of HCP MOP and other property acquisitions; and (iii) $48 million from the increase in outstanding indebtedness under our line of credit facilities and CRP-related bridge and term loans, and the related amortization write-off of unamortized debt issuance costs. The increase in interest expense was partially offset by $11 million decrease from the maturity of $255 million of senior unsecured notes during 2006.

        The table below sets forth information with respect to our debt, excluding premiums and discounts (dollars in thousands):

	As of December 31,
	2006	2005
Balance:
Fixed rate	$4,541,237	$1,663,166
Variable rate	1,669,031	295,265

Total	$6,210,268	$1,958,431

Percent of total debt:
Fixed rate	73%	85%
Variable rate	27%	15%

Total	100%	100%

Weighted average interest rate at end of period:
Fixed rate	5.91%	6.33%
Variable rate	6.13%	4.95%

Total weighted average rate	5.97%	6.14%

        Depreciation and amortization expenses.    Depreciation and amortization expenses increased 55%, or $47.1 million, to $132.9 million for the year ended December 31, 2006. Approximately $27.8 million of the increase related to properties acquired in the CRP merger and $1.6 million related to the consolidation of HCP MOP. The remaining increase in depreciation and amortization expenses of $17.7 million primarily relates to the additive effect of our other acquisitions in 2006 and 2005.

  Operating expenses.

	Year Ended December 31,
			Change
Segments
	2006	2005	$	%
	(dollars in thousands)
Senior housing	$12,849	$6,072	$6,777	112%
Life science	4,757	4,259	498	12
Medical office	68,944	46,991	21,953	47
Hospital	1,334	977	357	37
Skilled nursing	637	411	226	55

Total	$88,521	$58,710	$29,811	51%

        Operating expenses are predominantly related to MOB and life science properties where we incur the expenses and recover a portion of those expenses under the lease. Accordingly, the number of properties in our MOB and life science portfolios directly impact operating expenses. Additionally, we contract with third-party property managers for most of our MOB properties. The presentation of expenses as general and administrative or operating is based on the underlying nature of the expense. Periodically, we review the classification of expenses between categories and make revisions based on changes in the underlying nature of the expense.

  •
  Senior housing.  Included in operating expenses were facility-level operating expenses for five senior housing properties that were previously leased on a triple-net basis. Periodically tenants default on their leases, which causes us to take temporary possession of the operations of the facility. We contract with third-party managers to manage these properties until a replacement tenant can be identified or the property can be sold. The operating revenues and expenses for these properties are included in triple-net lease rental revenues and operating expenses, respectively. The increase in reported operating expenses for these facilities of $2.8 million, to $11.7 million for the year ended December 31, 2006, was primarily due to us taking possession of two of these properties in 2005 and an increase in overall occupancy of such properties. The remaining increase in operating expenses of approximately $4 million primarily relates to the effect of our other property acquisitions in 2006 and 2005.

  •
  Medical office.  Medical office operating expenses increased $22 million, to $69 million, for the year ended December 31, 2006. Approximately $9.2 million of the increase related to properties acquired in the CRP merger and $3.4 million related to the consolidation of HCP MOP. The remaining increase in operating expenses of $9.4 million primarily relates to the effect of our other property acquisitions in 2006 and 2005.

        General and administrative expenses.    General and administrative expenses increased 48.3% or $15.4 million, to $47.2 million, for the year ended December 31, 2006. The increase was primarily due to higher compensation-related expenses of approximately $9.0 million resulting from an increase in full-time employees. At December 31, 2006 and 2005, we had 165 and 83 full-time employees, respectively. In addition, during 2006 we incurred $5.0 million in merger and integration-related expenses associated with the CRC and CRP mergers. Merger and integration-related expenses are primarily costs from our CRP merger, such as employee transition costs as well as severance costs for certain of our employees whose responsibilities became redundant after the completion of the merger.

        Equity income from unconsolidated joint ventures.    Equity income increased by $9.5 million, to $8.3 million, primarily due to our investment in HCP MOP, for which we recorded equity income of $7.8 million and equity losses of $1.4 million for the years ended December 31, 2006 and 2005, respectively. During the year ended December 31, 2006, HCP MOP sold 34 MOBs for approximately $100.7 million, net of transaction costs, and recognized aggregate gains of $19.7 million. See Note 8 to the Consolidated Financial Statements for additional information on HCP MOP. On November 30, 2006, we acquired the interest held by an affiliate of GE in HCP MOP, which resulted in us becoming the sole owner of HCP MOP and consolidating its results of operations beginning on that date.

        On October 27, 2006, we formed HCP Ventures III, a joint venture with an institutional capital partner, with 13 of our previously 85% owned properties. Beginning on October 27, 2006, HCP Ventures III, in which we retained an effective 26% interest, has been accounted for as an equity method investment.

        Interest and other income, net.    Interest and other income, net increased by $11.9 million, to $34.8 million, for the year ended December 31, 2006. The increase was primarily related to $3.5 million of interest income from a $300 million investment in senior secured notes receivable purchased on November 17, 2006, which accrues interest at a rate of 9.625%. In addition, we recognized income of $7.3 million in connection with a prepayment premium we received in 2006 upon the early repayment of a secured loan receivable of $30.0 million with an original maturity of May 1, 2010 and an interest rate of 11.4%.

        Minority interests' share of earnings.    For the year ended December 31, 2006, minority interests' share of earnings increased $1.9 million, to $14.8 million. This increase was primarily due to the minority interest holders in our HCP Birmingham Portfolio LLC and HCPI VPI Sorrento II, LLC consolidated joint ventures. These joint ventures were formed in 2006 in connection with our acquisitions of a medical campus and life science facilities, respectively.

        Discontinued operations.    Income from discontinued operations for the year ended December 31, 2006 was $338.4 million, compared to $82.0 million for the comparable period in the prior year. The change was primarily due to an increase in gains on real estate dispositions of $259.1 million, net of impairments, partially offset by a decline in operating income from discontinued operations of

$2.8 million. Discontinued operations for the year ended December 31, 2006, included 184 properties compared to 180 properties for the year ended December 31, 2005. During the year ended December 31, 2006, we sold 83 properties for $512 million, as compared to 18 properties for $65 million during the year ended December 31, 2005.

Liquidity and Capital Resources

        Our principal liquidity needs are to (i) fund normal operating expenses; (ii) repay the remaining $1.35 billion of SEUSA acquisition-related borrowings; (iii) meet debt service requirements, including with respect to $300 million of our senior unsecured notes maturing in 2008 and outstanding borrowings on our lines of credit; (iv) fund capital expenditures, including tenant improvements and leasing costs; (v) fund acquisition and development activities; and (vi) make minimum distributions required to maintain our REIT qualification under the Code. We believe these needs will be satisfied using cash flows generated by operations, provided by financing activities, sales of assets and/or contributions of assets to joint ventures during the next twelve months.

        Access to capital markets impacts our cost of capital and our ability to refinance maturing indebtedness, as well as to fund future acquisitions and development through the issuance of additional securities or secured debt. Our ability to access capital on favorable terms is dependent on various factors, including general market conditions, interest rates, credit ratings on our securities, perception of our potential future earnings and cash distributions and the market price of our capital stock. As of December 31, 2007, we have a credit rating of Baa3 (stable) from Moody's, BBB (negative outlook) from S&P and BBB (stable) from Fitch on our senior unsecured debt securities, and Ba1(stable) from Moody's, BBB- (negative outlook) from S&P and BBB- (stable) from Fitch on our preferred securities.

        We strive to maintain investment grade credit ratings on our senior debt securities. From time to time, we have financed significant entity level acquisitions such as CRP and SEUSA using shorter term bridge and term loan facilities with the intent to repay or refinance these borrowings with the proceeds from future asset sales and joint venture contributions, and future debt and equity capital market transactions. This results in increased leverage ratios until such financing is repaid or refinanced. Our outstanding bridge loan which funded our acquisition of SEUSA, as well as our new revolving credit facility, have financial covenants that become more restrictive over their term. We are required to manage our leverage and capital structure to maintain compliance with such covenants. During 2007, through our unsecured debt and equity issuances as well as asset dispositions, we repaid $1.4 billion of the SEUSA acquisition-related borrowings, reducing the balance to $1.35 billion at December 31, 2007.

        Net cash provided by operating activities was $453.1 million and $341.2 million for 2007 and 2006, respectively. Cash flow from operations reflects increased revenues partially offset by higher costs and expenses, and changes in receivables, payables, accruals and deferred revenue. Our cash flows from operations are dependent upon the occupancy level of multi-tenant buildings, rental rates on leases, our tenants' performance on their lease obligations, the level of operating expenses and other factors.

        Net cash used in investing activities was $2.9 billion during 2007 and principally reflects the net effect of: (i) $3.0 billion used to acquire SEUSA, (ii) $425.5 million used to fund acquisitions and construction of real estate, (iii) $887.2 million received from the sales of facilities, (iv) $923.5 million used to fund our investment in loans receivable and debt securities, and (v) $478.3 million of distributions from unconsolidated joint ventures. During 2007 and 2006, we used $50 million and $19 million, respectively, to fund lease commissions and tenant and capital improvements. As a result of our SEUSA acquisition, we expect to fund development commitments of approximately $95.7 million for 2008.

        Net cash provided by financing activities was $2.5 billion for 2007 and included proceeds of (i) $2.75 billion from borrowings under our bridge loan, (ii) $1.1 billion from senior note issuances, (iii) $618.9 million from common stock issuances, (iv) $327.2 million of net borrowings under our bank lines of credit and (v) $143.4 million from mortgage debt issuances. These proceeds were partially offset by or used for the repayment of our former term and partial repayment of various bridge loans aggregating $1.9 billion and payment of common and preferred dividends aggregating $393.6 million. In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income to our stockholders. Accordingly, we intend to continue to make regular quarterly distributions to holders of our common and preferred stock.

        At December 31, 2007, we held approximately $28.2 million in deposits and $35.1 million in irrevocable letters of credit from commercial banks securing tenants' lease obligations and borrowers' loan obligations. We may draw upon the letters of credit or depository accounts if there are defaults under the related leases or loans. Amounts available under letters of credit could change based upon facility operating conditions and other factors, and such changes may be material.

  Debt

        Bank lines of credit and bridge and term loans.    On January 22, 2007, the Company repaid all amounts outstanding under a former $1.7 billion term loan with proceeds from capital market and joint venture transactions.

        As of December 31, 2007, all amounts outstanding under our previous $1.0 billion, three-year revolving line of credit facility were repaid. In connection with the SEUSA acquisition, on August 1, 2007, we terminated our former $1.0 billion revolving line of credit facility and closed on a $2.75 billion bridge loan and a $1.5 billion revolving line of credit facility with a syndicate of banks. We incurred a charge of $6.2 million related to the write-off of unamortized loan fees associated with our previous revolving line of credit facility that was terminated in August 2007.

        As of December 31, 2007, the outstanding balance of our bridge loan was $1.35 billion. Our bridge loan has an initial maturity date of July 31, 2008, and an extended maturity date of July 31, 2009 with the exercise of two optional 6-month extension options, subject to debt covenant compliance and extension fees. This bridge loan accrues interest at a rate per annum equal to LIBOR plus a margin ranging from 0.425% to 1.25%, depending upon our debt ratings. Based on our debt ratings on January 31, 2008, the margin on the bridge loan facility is 0.70%.

        Our revolving line of credit facility has an initial $1.5 billion capacity, matures on August 1, 2011 and can be increased to $2.0 billion subject to certain conditions. This revolving line of credit accrues interest at a rate per annum equal to LIBOR plus a margin ranging from 0.325% to 1.00%, depending upon our debt ratings. We pay a facility fee on the entire revolving commitment ranging from 0.10% to 0.25%, depending upon our debt ratings. The revolving line of credit facility contains a negotiated rate option, whereby the lenders participating in the line of credit facility bid on the interest to be charged, which may result in a reduced interest rate, and is available for up to 50% of borrowings. Based on our debt ratings on January 31, 2008, the margin on the revolving line of credit facility is 0.55% and the facility fee is 0.15%. As of December 31, 2007, we had $951.7 million outstanding under this credit facility with a weighted average effective interest rate of 5.66% and $548.3 million of available, unused borrowing capacity.

        Our revolving line of credit facility and bridge loan contain certain financial restrictions and other customary requirements. Among other things, these covenants, using terms defined in the agreement, initially limit the ratio of (i) Consolidated Total Indebtedness to Consolidated Total Asset Value to 75%, (ii) Secured Debt to Consolidated Total Asset Value to 30% and (iii) Unsecured Debt to Consolidated Unencumbered Asset Value to 90%. The agreement also requires that we maintain (i) a Fixed Charge Coverage ratio, as defined in the agreement, of 1.50 times and (ii) a formula-determined Minimum Consolidated Tangible Net Worth. A portion of these financial covenants become more restrictive over a period of approximately two years from origination date and ultimately (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 65% and (iii) require a Fixed Charge Coverage ratio, as defined in the agreement, of 1.75 times. As of December 31, 2007, we were in compliance with each of these restrictions and requirements of our credit revolving credit facility and bridge loan.

        Senior unsecured notes.    At December 31, 2007, we had $3.8 billion in aggregate principal amount of senior unsecured notes outstanding. Interest rates on the notes ranged from 4.88% to 7.07% with a weighted average rate of 6.18% at December 31, 2007. Discounts and premiums are amortized to interest expense over the term of the related debt.

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

        Mortgage debt.    At December 31, 2007, we had $1.3 billion in mortgage debt secured by 199 healthcare facilities with a carrying amount of $2.7 billion. Interest rates on the mortgage notes ranged from 3.33% to 8.63% with a weighted average rate of 6.02% at December 31, 2007.

        On April 27, 2007, in anticipation of closing HCP Ventures IV, $122 million of 10-year term mortgage notes were placed with an interest rate of 5.53%. The proceeds from the placement of these notes were used to repay outstanding borrowings under our previous revolving line of credit facility and for other general corporate purposes.

        The instruments encumbering the properties typically restrict title transfer of the respective properties subject to the terms of the mortgage, prohibit additional liens, restrict prepayment, require payment of real estate taxes, maintenance of the properties in good condition, maintenance of insurance on the properties and include a requirement to obtain lender consent to enter into material tenant leases.

        Other debt.    At December 31, 2007, we had $108.5 million of non-interest bearing Life Care Bonds at two of our CCRCs and non-interest bearing occupancy fee deposits at another of our senior housing facilities, all of which were payable to certain residents of the facilities (collectively "Life Care Bonds"). At December 31, 2007, $39.4 million of the Life Care Bonds were refundable to the residents upon the resident moving out or to their estate upon death, and $69.1 million of the Life Care Bonds were refundable after the unit is successfully remarketed to a new resident.

        Derivative Financial Instruments.    During October and November 2007, we entered into two forward-starting interest rate swap contracts with notional amounts aggregating $900 million to hedge the benchmark interest rate component of anticipated interest payments resulting from forecasted issuances of unsecured, fixed rate debt. The derivative instruments have a mandatory cash settlement date of June 30, 2008. For a more detailed description of our derivative financial instruments, see Item 7A of this report.

  Debt Maturities

        The following table summarizes our stated debt maturities and scheduled principal repayments, excluding debt premiums and discounts, at December 31, 2007 (in thousands):

Year	Amount
2008	$500,392
2009(1)	1,621,844
2010	498,983
2011	1,381,769
2012	352,054
Thereafter	3,172,262

$7,527,304

(1)
Includes the debt incurred in our acquisition of SEUSA, which closed August 1, 2007.

        We have a prospectus on file with the SEC as part of a registration statement on Form S-3, using a "shelf" registration process which expires in 2009. Under this "shelf" process, we may sell from time to time any combination of the securities in one or more offerings. The securities described in the prospectus include, common stock, preferred stock and debt securities. Each time we sell securities under the "shelf" registration, we will provide a prospectus supplement that will contain specific information about the terms of the securities being offered and of the offering. We may offer and sell the securities pursuant to this prospectus from time to time in one or more of the following ways: through underwriters or dealers, through agents, directly to purchasers or through a combination of any of these methods of sales. Proceeds from the sale of these securities may be used for general corporate purposes, which may include repayment of indebtedness, working capital and potential acquisitions. During 2007, we issued approximately $564 million of common stock and $1.1 billion of senior unsecured notes under the "shelf."

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

        At December 31, 2007, we had 4.0 million shares of 7.25% Series E cumulative redeemable preferred stock, 7.8 million shares of 7.10% Series F cumulative redeemable preferred stock and 216.8 million shares of common stock outstanding.

        During the year ended December 31, 2007, we issued approximately 1.6 million shares of our common stock under our Dividend Reinvestment and Stock Purchase Plan, at an average price per share of $31.82, for aggregate proceeds of $50.9 million. We also received $8.1 million in proceeds from stock option exercises. At December 31, 2007, stockholders' equity totaled $4.1 billion and our equity securities had a market value of $7.8 billion.

        As of December 31, 2007, there were a total of 7.6 million DownREIT units outstanding in seven limited liability companies in which we are the managing member: (i) HCPI/Tennessee, LLC; (ii) HCPI/Utah, LLC; (iii) HCPI/Utah II, LLC; (iv) HCPI/Indiana, LLC; (v) HCP DR California, LLC; (vi) HCP DR Alabama, LLC; and (vii) HCP DR MDC, LLC. The DownREIT units are redeemable for an amount of cash approximating the then-existing market value of shares of our common stock or, at our option, shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications).

Off-Balance Sheet Arrangements

        We own interests in certain unconsolidated joint ventures, including HCP Ventures II, HCP Ventures III and HCP Ventures IV, as described under Note 8 to the Consolidated Financial Statements. Except in limited circumstances, our risk of loss is limited to our investment in the joint venture and any outstanding loans receivable. In addition, we have certain properties which serve as collateral for debt that is owed by a previous owner of certain of our facilities, as described under Note 7 to the Consolidated Financial Statements. Our risk of loss for these certain properties is limited to the outstanding debt balance plus penalties, if any. We have no other material off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources except those described below under "Contractual Obligations."

Contractual Obligations

        The following table summarizes our material contractual payment obligations and commitments at December 31, 2007 (in thousands):

	Total	Less than One Year	2009-2010	2011-2012	More than Five Years
Senior unsecured notes and mortgage debt	$5,117,108	$391,896	$770,827	$782,123	$3,172,262
Development commitments(1)	95,684	77,189	18,495	—	—
Revolving line of credit	951,700	—	—	951,700	—
Bridge loan(2)	1,350,000	—	1,350,000	—	—
Ground and other operating leases	190,317	4,744	9,400	9,273	166,900
Other debt	108,496	108,496	—	—	—
Interest	2,025,283	309,555	543,412	250,611	921,705

Total	$9,838,588	$891,880	$2,692,134	$1,993,707	$4,260,867

(1)
Represents construction and other commitments for developments in progress.

(2)
Represents the outstanding debt balance incurred in our acquisition of SEUSA, which closed August 1, 2007.

        During 2007, we entered into two forward-starting interest rate swap contracts that we are mandatorily required to cash settle on June 30, 2008. For a more detail description of our derivative financial instruments, see Item 7A of this report.

Inflation

        Our leases often provide for either fixed increases in base rents or indexed escalators, based on the Consumer Price Index or other measures, and/or additional rent based on increases in the tenants' operating revenues. Substantially all of our MOB leases require the tenant to pay a share of property operating costs such as real estate taxes, insurance and utilities. Substantially all of our senior housing, life science, skilled nursing and hospital leases require the operator or tenant to pay all of the property operating costs or reimburse us for all such costs. We believe that inflationary increases in expenses will be offset, in part, by the operator or tenant expense reimbursements and contractual rent increases described above.

New Accounting Pronouncements

        See Note 2 to the Consolidated Financial Statements for the impact of new accounting standards.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Interest Rate Risk.    At December 31, 2007, we were exposed to market risks related to fluctuations in interest rates on approximately: (i) $952 million of variable rate line of credit borrowings, (ii) $1.35 billion of variable rate bridge financing, (iii) $196 million of variable rate mortgage notes payable, (iv) $325 million of variable rate senior unsecured notes and (v) $1 billion of variable rate mezzanine loans receivable. Of the $196 million of variable rate mortgage notes payable outstanding, $46 million has been hedged through interest rate swap contracts. Of our consolidated debt of $7.5 billion at December 31, 2007, excluding the $46 million of variable rate debt where the rates have been swapped to a fixed rate, approximately 37% is at variable interest rates.

        Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt, loans receivable or debt securities unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and loans receivable would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a one percentage point increase in the interest rate related to the variable-rate debt and variable-rate loans, and assuming no change in the outstanding balance as of December 31, 2007, interest expense, net of interest income, for 2007 would increase by approximately $28 million, or $0.13 per common share on a diluted basis.

        We use derivative financial instruments in the normal course of business to manage or hedge interest rate risk. We do not use derivative financial instruments for speculative purposes. Derivatives are recorded on the balance sheet at fair value in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. See Note 16 to the Consolidated Financial Statements for further information in this regard.

        The following table summarizes our interest rate swap contracts outstanding as of December 31, 2007 (dollars in thousands):

Date Entered	Effective Date		Swap End Date(2)	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount	Fair Value
July 13, 2005	July 19, 2005		July 15, 2020	3.820%	BMA Swap Index	$45,600	$(1,311)
October 24, 2007	June 30, 2008	(1)	June 30, 2018	4.999	3 Month LIBOR	500,000	(11,208)
November 29, 2007	June 30, 2008	(1)	June 30, 2018	4.648	3 Month LIBOR	400,000	2,022

Total						$945,600	$(10,497)

(1)
At the effective date we are mandatorily required to cash settle the forward-starting interest rate swap at fair value.

(2)
Swap end date represents the outside date of the interest rate swap for the purpose of establishing its fair value.

        To illustrate the effect of movements in the interest rate markets, we performed a market sensitivity analysis on the noted hedging instruments. To do so, we applied various basis point spreads, to the underlying interest rates of the derivative portfolio in order to determine the instruments' change in fair value. The following table summarizes the analysis performed (dollars in thousands):

		Effects of Change in Interest Rates
Date Entered	Maturity Date	50 Basis Points	-50 Basis Points	100 Basis Points	-100 Basis Points
July 13, 2005	July 15, 2020	$1,700	$(2,600)	$4,400	$(4,800)
October 24, 2007	June 30, 2018	19,000	(20,000)	38,000	(39,000)
November 29, 2007	June 30, 2018	15,000	(16,000)	30,000	(31,000)

        Market Risk.    We are directly and indirectly affected by changes in equity and bond markets. We have investments in marketable debt and equity securities classified as available for sale. Gains and losses on these securities are recognized in income when realized and other-than-temporary impairment may be periodically recorded when identified. The initial indicator of impairment for marketable equity securities is a sustained decline in market price below the amount recorded for that investment. We consider a variety of factors, such as: the length of time and the extent to which the market value has been less than cost; the issuer's financial condition, capital strength and near-term prospects; any recent events specific to that issuer and economic conditions of its industry; and our investment horizon in relationship to an anticipated near-term recovery in the stock or bond price, if any. At December 31, 2007, the fair value and cost, or the new basis for those securities where a realized loss was recorded as a result of an other-than-temporary impairment, of marketable equity securities was $14 million, and the fair value of marketable debt securities was $289 million, with an original cost of $275 million. At December 31, 2006, the fair value of marketable equity securities was $15 million, with an original cost of $13 million, and the fair value of the marketable debt securities was $323 million, with an original cost of $300 million.

        The principal amount and the average interest rates for our mortgage loans receivable and debt categorized by maturity dates is presented in the table below. The fair value estimates for the mortgage loans receivable are based on our management's estimates on currently prevailing rates for comparable loans. The fair market value for our debt securities and senior notes payable are based on prevailing market prices. The fair market value estimates for secured loans and mortgage notes payable are based on discounting future cash flows utilizing current rates offered to us for loans and debt of the same type and remaining maturity.

	Maturity
	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
	(dollars in thousands)
Loans Receivable:
Loans receivable	$84,549	$7,502	$20,158	$3,148	$—	$950,128	$1,065,485	$1,068,897
Weighted average interest rate	14.00%	6.51%	10.45%	10.24%	—%	9.17%	9.29%
Debt securities available for sale	$—	$—	$—	$—	$—	$275,000	$275,000	$289,163
Weighted average interest rate	—%	—%	—%	—%	—%	9.62%	9.62%
Liabilities:
Variable-rate debt:
Line of credit	$—	$—	$—	$951,700	$—	$—	$951,700	$951,700
Weighted average interest rate	—%	—%	—%	5.66%	—%	—%	5.66%
Bridge loan	$—	$1,350,000	$—	$—	$—	$—	$1,350,000	$1,350,000
Weighted average interest rate	—%	6.13%	—%	—%	—%	—%	6.13%
Senior notes payable	$300,000	$—	$—	$—	$—	$25,000	$325,000	$317,683
Weighted average interest rate	5.44%	—%	—%	—%	—%	5.89%	5.60%
Mortgage notes payable	$—	$31,041	$106,066	$33,000	$8,975	$16,534	$195,616	$196,766
Weighted average interest rate	—%	7.01%	5.54%	6.82%	7.37%	4.98%	5.99%
Fixed-rate debt:
Senior notes payable	$—	$—	$206,421	$300,000	$250,000	$2,762,000	$3,518,421	$3,385,736
Weighted average interest rate	—%	—%	4.93%	5.95%	6.45%	6.16%	6.23%
Mortgage notes payable	$67,233	$186,666	$178,468	$92,292	$89,234	$464,178	$1,078,071	$1,082,236
Weighted average interest rate	6.16%	5.83%	6.91%	6.39%	5.92%	5.95%	6.03%
Other debt(1)	$108,496	$—	$—	$—	$—	$—	$108,496	$108,496
Weighted average interest rate	—%	—%	—%	—%	—%	—%	—%

(1)
In connection with the CRP merger on October 5, 2006, we assumed non-interest bearing Life Care Bonds at two of our CCRCs and non-interest bearing occupancy fee deposits at another of our senior housing facilities, all of which are payable to certain residents of the facilities.

ITEM 8.   Financial Statements and Supplementary Data

        See Index to Consolidated Financial Statements included in this report.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        None.

ITEM 9A.    Controls and Procedures

        Disclosure Controls and Procedures.    We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        Also, we have investments in certain unconsolidated entities. Our disclosure controls and procedures with respect to such entities are substantially more limited than those we maintain with respect to our consolidated subsidiaries.

        As required by Rule 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based upon that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective, as of December 31, 2007, at the reasonable assurance level.

        Changes in Internal Control Over Financial Reporting.    There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2007 to which this report relates that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

        Management's Annual Report on Internal Control over Financial Reporting.    Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

        On August 1, 2007, we acquired Slough Estates USA Inc. ("SEUSA"). Consistent with published guidance of the SEC, we excluded from our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007, SEUSA's internal control over financial reporting. Total assets and total revenues from the acquisition of SEUSA represent 27% and 8%, respectively, of our related consolidated financial statement amounts as of and for the year ended December 31, 2007.

        The effectiveness of our internal control over financial reporting as of December 31, 2007, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of HCP, Inc.

        We have audited HCP, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). HCP, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        As indicated in the accompanying Management's Annual Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Slough Estates USA Inc. which is included in the 2007 consolidated financial statements of HCP, Inc. and constituted $3.3 billion and $2.4 billion of total and net assets, respectively, as of December 31, 2007 and $79.5 million and $24.5 million of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of HCP, Inc. also did not include an evaluation of the internal control over financial reporting of Slough Estates USA Inc.

        In our opinion, HCP, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HCP, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 11, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Irvine, California
February 11, 2008

ITEM 9B.    Other Information

        None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

        Our executive officers were as follows on February 1, 2008:

Name	Age	Position
James F. Flaherty III	50	Chairman and Chief Executive Officer
Charles A. Elcan	44	Executive Vice President—Medical Office Properties
Paul F. Gallagher	47	Executive Vice President—Chief Investment Officer
Edward J. Henning	54	Executive Vice President—General Counsel, Chief Administrative Officer and Corporate Secretary
Marshall D. Lees	54	Executive Vice President—Life Science Estates
Donald S. McNutt	59	Executive Vice President—Operations
Mark A. Wallace	50	Executive Vice President—Chief Financial Officer and Treasurer

        We hereby incorporate by reference the information appearing under the captions "Board of Directors and Executive Officers," "Code of Business Conduct," "Board of Directors and Executive Officers—Committees of the Board" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's definitive proxy statement relating to its Annual Meeting of Stockholders to be held on April 24, 2008.

        The Company has filed, as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2007, the certifications of its Chief Executive Officer and Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2004.

        On June 5, 2007, the Company submitted to the New York Stock Exchange the Annual CEO Certification required pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

ITEM 11.    Executive Compensation

        We hereby incorporate by reference the information under the caption "Executive Compensation" in the Registrant's definitive proxy statement relating to its 2008 Annual Meeting of Stockholders to be held on April 24, 2008.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        We hereby incorporate by reference the information under the captions "Principal Stockholders," "Board of Directors and Executive Officers" and "Table of Equity Compensation Plan Information" in the Registrant's definitive proxy statement relating to its 2008 Annual Meeting of Stockholders to be held on April 24, 2008.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

        We hereby incorporate by reference the information under the captions "Certain Transactions" and "Compensation Committee Interlocks and Insider Participation" in the Registrant's definitive proxy statement relating to its 2008 Annual Meeting of Stockholders to be held on April 24, 2008.

ITEM 14.    Principal Accountant Fees and Services

        We hereby incorporate by reference under the caption "Audit and Non-Audit Fees" in the Registrant's definitive proxy statement relating to its 2008 Annual Meeting of Stockholders to be held on April 24, 2008.

ITEM 15.    Exhibits, Financial Statements and Financial Statement Schedules

(a)(1)	Financial Statements:
Report of Independent Registered Public Accounting Firm
Financial Statements
Consolidated Balance Sheets—December 31, 2007 and 2006
Consolidated Statements of Income—for the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Stockholders' Equity—for the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows—for the years ended December 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements
(a)(2)	Schedule II: Valuation and Qualifying Accounts
Schedule III: Real Estate and Accumulated Depreciation
Note: All other schedules have been omitted because the required information is presented in the financial statements and the related notes or because the schedules are not applicable.
(a)(3)	Exhibits:
2.1	Agreement and Plan of Merger, dated as of May 1, 2006, by and among HCP, Ocean Acquisition 1, Inc. and CNL Retirement Properties, Inc. (incorporated herein by reference to HCP's Current Report on Form 8-K (File No. 1-08895), filed May 4, 2006.)
2.2
Share Purchase Agreement, dated as of June 3, 2007, by and between HCP and SEGRO plc (incorporated herein by reference to Exhibit 2.1 to HCP's Current Report on Form 8-K (File No. 1-08895), filed June 6, 2007).
3.1	Articles of Restatement of HCP (incorporated by reference herein to Exhibit 3.1 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895), filed October 30, 2007).
3.2	Fourth Amended and Restated Bylaws of HCP (incorporated herein by reference to Exhibit 3.1 to HCP's Current Report on Form 8-K (File No. 1-08895), filed September 25, 2006).
3.2.1	Amendment No. 1 to Fourth Amended and Restated Bylaws of HCP (incorporated by reference herein to Exhibit 3.2.1 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895), filed October 30, 2007).
4.1
Indenture, dated as of September 1, 1993, between HCP and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.2 to HCP's Registration Statement on Form S-3/A (Registration No. 333-86654), filed May 21, 2002).
4.2	Form of Fixed Rate Note (incorporated herein by reference to Exhibit 4.2 to HCP's Registration Statement on Form S-3 (Registration No. 33-27671), filed March 20, 1989).
4.3	Form of Floating Rate Note (incorporated herein by reference to Exhibit 4.3 to HCP's Registration Statement on Form S-3 (Registration No. 33-27671), filed March 20, 1989).
4.4
Registration Rights Agreement, dated as of November 20, 1998, by and between HCP and James D. Bremner (incorporated herein by reference to Exhibit 4.8 to HCP's Annual Report on Form 10-K (File No. 1-08895) for the year ended December 31, 1998). This Exhibit is identical in all material respects to two other documents except the parties thereto. The parties to these other documents, other than HCP, were James P. Revel and Michael F. Wiley.

4.5
Registration Rights Agreement, dated as of January 20, 1999, by and between HCP and Boyer Castle Dale Medical Clinic, L.L.C. (incorporated herein by reference to Exhibit 4.9 to HCP's Annual Report on Form 10-K (File No. 1-08895) for the year ended December 31, 1998). This Exhibit is identical in all material respects to 13 other documents except the parties thereto. The parties to these other documents, other than HCP, were Boyer Centerville Clinic Company, L.C., Boyer Elko, L.C., Boyer Desert Springs, L.C., Boyer Grantsville Medical, L.C., Boyer-Ogden Medical Associates, LTD., Boyer Ogden Medical Associates No. 2, LTD., Boyer Salt Lake Industrial Clinic Associates, LTD., Boyer-St. Mark's Medical Associates, LTD., Boyer McKay-Dee Associates, LTD., Boyer St. Mark's Medical Associates #2, LTD., Boyer Iomega, L.C., Boyer Springville, L.C., and Boyer Primary Care Clinic Associates, LTD. #2.
4.6
Indenture, dated as of January 15, 1997, by and between American Health Properties, Inc. (a company that merged with and into HCP) and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to American Health Properties, Inc.'s Current Report on Form 8-K (File No. 1-08895), filed January 21, 1997).
4.7
First Supplemental Indenture, dated as of November 4, 1999, by and between HCP and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.4 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 1999).
4.8
Registration Rights Agreement, dated as of August 17, 2001, by and among HCP, Boyer Old Mill II, L.C., Boyer-Research Park Associates, LTD., Boyer Research Park Associates VII, L.C., Chimney Ridge, L.C., Boyer-Foothill Associates, LTD., Boyer Research Park Associates VI, L.C., Boyer Stansbury II, L.C., Boyer Rancho Vistoso, L.C., Boyer-Alta View Associates, LTD., Boyer Kaysville Associates, L.C., Boyer Tatum Highlands Dental Clinic, L.C., Amarillo Bell Associates, Boyer Evanston, L.C., Boyer Denver Medical, L.C., Boyer Northwest Medical Center Two, L.C., and Boyer Caldwell Medical, L.C. (incorporated herein by reference to Exhibit 4.12 to HCP's Annual Report on Form 10-K405 (File No. 1-08895) for the year ended December 31, 2001).
4.9
Officers' Certificate pursuant to Section 301 of the Indenture, dated as of September 1, 1993, by and between HCP and The Bank of New York, as Trustee, establishing a series of securities entitled "6.5% Senior Notes due February 15, 2006" (incorporated herein by reference to Exhibit 4.1 to HCP's Current Report on Form 8-K (File No. 1-08895), filed February 21, 1996).
4.10
Officers' Certificate pursuant to Section 301 of the Indenture, dated as of September 1, 1993, by and between HCP and The Bank of New York, as Trustee, establishing a series of securities entitled "6 7/8% Mandatory Par Put Remarketed Securities due June 8, 2015" (incorporated herein by reference to Exhibit 4.1 to HCP's Current Report on Form 8-K (File No. 1-08895), filed July 21, 1998).
4.11
Officers' Certificate pursuant to Section 301 of the Indenture, dated as of September 1, 1993, by and between HCP and The Bank of New York, as Trustee, establishing a series of securities entitled "6.45% Senior Notes due June 25, 2012" (incorporated herein by reference to Exhibit 4.1 to HCP's Current Report on Form 8-K (File No. 1-08895), filed June 25, 2002).
4.12
Officers' Certificate pursuant to Section 301 of the Indenture, dated as of September 1, 1993, by and between HCP and The Bank of New York, as Trustee, establishing a series of securities entitled "6.00% Senior Notes due March 1, 2015" (incorporated herein by reference to Exhibit 3.1 to HCP's Current Report on Form 8-K (File No. 1-08895), filed February 28, 2003).

4.13
Officers' Certificate pursuant to Section 301 of the Indenture, dated as of September 1, 1993, by and between HCP and The Bank of New York, as Trustee, establishing a series of securities entitled "5 5/8% Senior Notes due May 1, 2017" (incorporated herein by reference to Exhibit 4.2 to HCP's Current Report on Form 8-K (File No. 1-08895), filed April 27, 2005).
4.14
Registration Rights Agreement, dated as of October 1, 2003, by and among HCP, Charles Crews, Charles A. Elcan, Thomas W. Hulme, Thomas M. Klaritch, R. Wayne Price, Glenn T. Preston, Janet Reynolds, Angela M. Playle, James A. Croy, John Klaritch as Trustee of the 2002 Trust F/B/O Erica Ann Klaritch, John Klaritch as Trustee of the 2002 Trust F/B/O Adam Joseph Klaritch, John Klaritch as Trustee of the 2002 Trust F/B/O Thomas Michael Klaritch, Jr. and John Klaritch as Trustee of the 2002 Trust F/B/O Nicholas James Klaritch (incorporated herein by reference to Exhibit 4.16 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2003).
4.15
Amended and Restated Dividend Reinvestment and Stock Purchase Plan, dated as of October 23, 2003 (incorporated herein by reference to HCP's Registration Statement on Form S-3 (Registration No. 333-10939), dated December 5, 2003).
4.16
Specimen of Stock Certificate representing the 7.25% Series E Cumulative Redeemable Preferred Stock, par value $1.00 per share (incorporated herein by reference to Exhibit 4.1 of HCP's Registration Statement on Form 8-A12B (File No. 1-08895), filed on September 12, 2003).
4.17
Specimen of Stock Certificate representing the 7.1% Series F Cumulative Redeemable Preferred Stock, par value $1.00 per share (incorporated herein by reference to Exhibit 4.1 of HCP's Registration Statement on Form 8-A12B (File No. 1-08895), filed on December 2, 2003).
4.18	Form of Fixed Rate Global Medium-Term Note (incorporated herein by reference to Exhibit 4.3 to HCP's Current Report on Form 8-K (File No. 1-08895), filed November 20, 2003).
4.19	Form of Floating Rate Global Medium-Term Note (incorporated herein by reference to Exhibit 4.4 to HCP's Current Report on Form 8-K (File No. 1-08895), filed November 20, 2003).
4.20
Registration Rights Agreement, dated as of July 22, 2005, by and among HCP, William P. Gallaher, Trustee for the William P. & Cynthia J. Gallaher Trust, Dwayne J. Clark, Patrick R. Gallaher, Trustee for the Patrick R. & Cynthia M. Gallaher Trust, Jeffrey D. Civian, Trustee for the Jeffrey D. Civian Trust dated August 8, 1986, Jeffrey Meyer, Steven L. Gallaher, Richard Coombs, Larry L. Wasem, Joseph H. Ward, Jr., Trustee for the Joseph H. Ward, Jr. and Pamela K. Ward Trust, Borue H. O'Brien, William R. Mabry, Charles N. Elsbree, Trustee for the Charles N. Elsbree Jr. Living Trust dated February 14, 2002, Gary A. Robinson, Thomas H. Persons, Trustee for the Persons Family Revocable Trust under trust dated February 15, 2005, Glen Hammel, Marilyn E. Montero, Joseph G. Lin, Trustee for the Lin Revocable Living Trust, Ned B. Stein, John Gladstein, Trustee for the John & Andrea Gladstein Family Trust dated February 11, 2003, John Gladstein, Trustee for the John & Andrea Gladstein Family Trust dated February 11, 2003, Francis Connelly, Trustee for the The Francis J & Shannon A Connelly Trust, Al Coppin, Trustee for the Al Coppin Trust, Stephen B. McCullagh, Trustee for the Stephen B. & Pamela McCullagh Trust dated October 22, 2001, and Larry L. Wasem—SEP IRA (incorporated herein by reference to Exhibit 4.24 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended June 30, 2005).

4.21
Officers' Certificate pursuant to Section 301 of the Indenture, dated as of September 1, 1993, by and between HCP and The Bank of New York, as trustee, setting forth the terms of HCP's Fixed Rate Medium-Term Notes and Floating Rate Medium-Term Notes (incorporated herein by reference to Exhibit 4.2 to HCP's Current Report on Form 8-K (File No. 1-08895), filed February 17, 2006).
4.22	Form of Fixed Rate Global Medium-Term Note (incorporated herein by reference to Exhibit 4.3 to HCP's Current Report on Form 8-K (File No. 1-08895), filed February 17, 2006).
4.23	Form of Floating Rate Global Medium-Term Note (incorporated herein by reference to Exhibit 4.4 to HCP's Current Report on Form 8-K (File No. 1-08895), filed February 17, 2006).
4.24	Form of Floating Rate Notes Due 2008 (incorporated herein by reference to Exhibit 4.1 to HCP's Current Report on Form 8-K (File No. 1-08895), filed September 19, 2006).
4.25	Form of 5.95% Notes Due 2011 (incorporated herein by reference to Exhibit 4.2 to HCP's Current Report on Form 8-K (File No. 1-08895), filed September 19, 2006).
4.26	Form of 6.30% Notes Due 2016 (incorporated herein by reference to Exhibit 4.3 to HCP's Current Report on Form 8-K (File No. 1-08895), filed September 19, 2006).
4.27	Form of 5.65% Senior Notes Due 2013 (incorporated herein by reference to Exhibit 4.1 to HCP's Current Report on Form 8-K (File No. 1-08895), filed December 4, 2006).
4.28	Form of 6.00% Senior Notes Due 2017 (incorporated herein by reference to Exhibit 4.1 to HCP's Current Report on Form 8-K (File No. 1-08895), filed January 22, 2007).
4.29
Officers' Certificate (including Form of 6.70% Senior Notes Due 2018 as Annex A thereto), dated October 15, 2007, pursuant to Section 301 of the Indenture, dated as of September 1, 1993, by and between HCP and The Bank of New York Trust Company, N.A., as successor trustee to The Bank of New York, establishing a series of securities entitled "6.70% Senior Notes due 2018" (incorporated by reference herein to Exhibit 4.29 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895), filed October 30, 2007).
4.30
Acknowledgment and Consent, dated as of May 11, 2007, by and among Zions First National Bank, KC Gardner Company, L.C., HCPI/Utah, LLC, Gardner Property Holdings, L.C. and HCP (incorporated herein by reference to Exhibit 4.29 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended June 30, 2007).
4.31
Acknowledgment and Consent, dated as of May 11, 2007, by and among Zions First National Bank, KC Gardner Company, L.C., HCPI/Utah II, LLC, Gardner Property Holdings, L.C. and HCP (incorporated herein by reference to Exhibit 4.30 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended June 30, 2007).
10.1
Amendment No. 1, dated as of May 30, 1985, to Partnership Agreement of Health Care Property Partners, a California general partnership, the general partners of which consist of HCP and certain affiliates of Tenet (incorporated herein by reference to Exhibit 10.1 to HCP's Annual Report on Form 10-K (File No. 1-08895) for the year ended December 31, 1985).
10.2	Second Amended and Restated Directors Stock Incentive Plan (incorporated herein by reference to Appendix A to HCP's Proxy Statement filed March 21, 1997).*

10.2.1
First Amendment to Second Amended and Restated Directors Stock Incentive Plan, effective as of November 3, 1999 (incorporated herein by reference to Exhibit 10.1 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 1999).*
10.2.2
Second Amendment to Second Amended and Restated Directors Stock Incentive Plan, effective as of January 4, 2000 (incorporated herein by reference to Exhibit 10.17 to HCP's Annual Report on Form 10-K (File No. 1-08895) for the year ended December 31, 1999).*
10.3	Second Amended and Restated Stock Incentive Plan (incorporated herein by reference to Appendix B to HCP's Proxy Statement filed March 21, 1997).*
10.3.1
First Amendment to Second Amended and Restated Stock Incentive Plan, effective as of November 3, 1999 (incorporated herein by reference to Exhibit 10.3 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 1999).*
10.4
2000 Stock Incentive Plan, amended and restated effective as of May 7, 2003 (incorporated herein by reference to Annex A to HCP's Proxy Statement (File No. 1-08895) for the Annual Meeting of Stockholders held on May 7, 2003).*
10.4.1
First Amendment to Amended and Restated 2000 Stock Incentive Plan (effective as of May 7, 2003) (incorporated herein by reference to Exhibit 10.1 to HCP's Current Report on Form 8-K (File No. 1-08895), filed February 3, 2005).*
10.5	Second Amended and Restated Director Deferred Compensation Plan (effective as of October 25, 2007).*
10.6
Amended and Restated Limited Liability Company Agreement of HCPI/Indiana, LLC, dated as of November 20, 1998 (incorporated herein by reference to Exhibit 10.15 to HCP's Annual Report on Form 10-K (File No. 1-08895) for the year ended December 31, 1998).
10.7
Amended and Restated Limited Liability Company Agreement of HCPI/Utah, LLC, dated as of January 20, 1999 (incorporated herein by reference to Exhibit 10.16 to HCP's Annual Report on Form 10-K (File No. 1-08895) for the year ended December 31, 1998).
10.8
Cross-Collateralization, Cross-Contribution and Cross-Default Agreement, dated as of July 20, 2000, by and between HCP Medical Office Buildings II, LLC and Texas HCP Medical Office Buildings, L.P., for the benefit of First Union National Bank (incorporated herein by reference to Exhibit 10.21 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2000).
10.9
Cross-Collateralization, Cross-Contribution and Cross-Default Agreement, dated as of August 31, 2000, by and between HCP Medical Office Buildings I, LLC and Meadowdome, LLC, for the benefit of First Union National Bank (incorporated herein by reference to Exhibit 10.22 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2000).
10.10
Amended and Restated Limited Liability Company Agreement of HCPI/Utah II, LLC, dated as of August 17, 2001 (incorporated herein by reference to Exhibit 10.21 to HCP's Annual Report on Form 10-K405 (File No. 1-08895) for the year ended December 31, 2001).
10.10.1
Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of HCPI/Utah II, LLC, dated as of October 30, 2001 (incorporated herein by reference to Exhibit 10.22 to HCP's Annual Report on Form 10-K405 (File No. 1-08895) for the year ended December 31, 2001).

10.11
Employment Agreement, dated as of October 26, 2005, by and between HCP and James F. Flaherty III (incorporated herein by reference to Exhibit 10.13 to HCP's quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2005).*
10.12
Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC, dated as of October 2, 2003 (incorporated herein by reference to Exhibit 10.28 to HCP's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.12.1
Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC, dated as of September 29, 2004 (incorporated herein by reference to Exhibit 10.37 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2004).
10.12.2
Amendment No. 2 to Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC, dated as of October 29, 2004 (incorporated herein by reference to Exhibit 10.43 to HCP's Annual Report on Form 10-K (File No. 1-08895) for the year ended December 31, 2004).
10.12.3
Amendment No. 3 to Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC and New Member Joinder Agreement, dated as of October 19, 2005, by and among HCP, HCPI/Tennessee, LLC and A. Daniel Weyland (incorporated herein by reference to Exhibit 10.14.3 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2005).
10.12.4	Amendment No. 4 to Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC, effective as of January 1, 2007.
10.13
Employment Agreement, dated as of October 1, 2003, by and between HCP and Charles A. Elcan (incorporated herein by reference to Exhibit 10.29 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2003).*
10.13.1
Amendment No.1 to the Employment Agreement, dated as of October 1, 2003, by and between HCP and Charles A. Elcan (incorporated herein by reference to Exhibit 10.5 to HCP's Current Report on Form 8-K (File No. 1-08895), filed February 3, 2005).*
10.14
Form of Restricted Stock Agreement for employees and consultants, effective as of May 7, 2003, relating to HCP's Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.30 to HCP's Annual Report on Form 10-K (File No. 1-08895) for the year ended December 31, 2003).*
10.15
Form of Restricted Stock Agreement for directors, effective as of May 7, 2003, relating to HCP's Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.31 to HCP's Annual Report on Form 10-K (File No. 1-08895) for the year ended December 31, 2003).*
10.16
Amended and Restated Executive Retirement Plan, effective as of May 7, 2003 (incorporated herein by reference to Exhibit 10.34 to HCP's Annual Report on Form 10-K (File No. 1-08895) for the year ended December 31, 2003).*
10.17
Form of CEO Performance Restricted Stock Unit Agreement with five-year installment vesting (incorporated herein by reference to Exhibit 10.42 to HCP's Annual Report on Form 10-K (File No. 1-08895) for the year ended December 31, 2006).*
10.18
Form of CEO Performance Restricted Stock Unit Agreement with three-year cliff vesting (incorporated herein by reference to Exhibit 10.43 to HCP's Annual Report on Form 10-K (File No. 1-08895) for the year ended December 31, 2006).*

10.19	Form of employee Performance Restricted Stock Unit Agreement with five-year installment vesting.*
10.20
CEO Restricted Stock Unit Agreement, relating to HCP's Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.29 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2005).*
10.21	Form of directors and officers Indemnification Agreement.*
10.22
Form of employee Nonqualified Stock Option Agreement with five-year installment vesting (incorporated herein by reference to Exhibit 10.37 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended June 30, 2006).*
10.23
Form of non-employee director Restricted Stock Award Agreement with five-year installment vesting, (incorporated herein by reference to Exhibit 10.38 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended June 30, 2006).*
10.24	Form of Non-Employee Directors Stock-For-Fees Program (incorporated herein by reference to Exhibit 10.1 to HCP's Current Report on Form 8-K (File No. 1-08895), filed August 2, 2006).*
10.25
Stock Unit Award Agreement, dated August 14, 2006, by and between HCP and James F. Flaherty III (incorporated herein by reference to Exhibit 10.1 to HCP's Current Report on Form 8-K (File No. 1-08895), filed August 17, 2006).*
10.26
$2,750,000,000 Credit Agreement, dated as of August 1, 2007, by and among HCP, the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to HCP's Current Report on Form 8-K (File No. 1-08895), filed August 6, 2007).
10.27
$1,500,000,000 Credit Agreement, dated as of August 1, 2007, by and among HCP, the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.2 to HCP's Current Report on Form 8-K (File No. 1-08895), filed August 6, 2007).
10.28	Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.41 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895), filed October 30, 2007).*
10.29	2006 Performance Incentive Plan (incorporated herein by reference to Exhibit A to HCP's Proxy Statement (File No. 1-08895) for the Annual Meeting of Stockholders held on May 11, 2006).*
10.30	Form of Mezzanine Loan Agreement defining HCP's rights and obligations in connection with its Manor Care investment.
10.31	Form of Intercreditor Agreement defining HCP's rights and obligations in connection with its Manor Care investment.
10.32	Form of Cash Management Agreement defining HCP's rights and obligations in connection with its Manor Care investment.
10.33	Form of Pledge and Security Agreement defining HCP's rights and obligations in connection with its Manor Care investment.
10.34	Form of Promissory Note defining HCP's rights and obligations in connection with its Manor Care investment.
10.35	Form of Guaranty Agreement defining HCP's rights and obligations in connection with its Manor Care investment.

10.36	Form of Assignment and Assumption Agreement entered into in connection with HCP's Manor Care investment.
10.37	Form of Omnibus Assignment entered into in connection with HCP's Manor Care investment.
10.38	Executive Bonus Program (incorporated herein by reference to HCP's Current Report on Form 8-K (File No. 1-08895), filed January 31, 2008.
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification by James F. Flaherty III, HCP's Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification by Mark A. Wallace, HCP's Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification by James F. Flaherty III, HCP's Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.
32.2	Certification by Mark A. Wallace, HCP's Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

*
Management Contract or Compensatory Plan or Arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 12, 2008

HCP, Inc. (Registrant)
/s/ JAMES F. FLAHERTY James F. Flaherty III, Chairman and Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES F. FLAHERTY III James F. Flaherty III	Chairman and Chief Executive Officer (Principal Executive Officer)	February 12, 2008
/s/ MARK A. WALLACE Mark A. Wallace	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 12, 2008
/s/ GEORGE P. DOYLE George P. Doyle	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 12, 2008
/s/ MARY A. CIRILLO-GOLDBERG Mary A. Cirillo-Goldberg	Director	February 12, 2008
/s/ ROBERT R. FANNING, JR. Robert R. Fanning, Jr.	Director	February 12, 2008
/s/ CHRISTINE GARVEY Christine Garvey	Director	February 12, 2008
/s/ DAVID B. HENRY David B. Henry	Director	February 12, 2008

/s/ MICHAEL D. MCKEE Michael D. McKee	Director	February 12, 2008
/s/ HAROLD M. MESSMER, JR. Harold M. Messmer, Jr.	Director	February 12, 2008
/s/ PETER L. RHEIN Peter L. Rhein	Director	February 12, 2008
/s/ KENNETH B. ROATH Kenneth B. Roath	Director	February 12, 2008
/s/ RICHARD M. ROSENBERG Richard M. Rosenberg	Director	February 12, 2008
/s/ JOSEPH P. SULLIVAN Joseph P. Sullivan	Director	February 12, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of HCP, Inc.

        We have audited the accompanying consolidated balance sheets of HCP, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also include the financial statement schedules-Schedule II: Valuation and Qualifying Accounts and Schedule III: Real Estate and Accumulated Depreciation. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of HCP, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), HCP, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Irvine, California February 11, 2008

HCP, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2007	2006
ASSETS
Real estate:
Buildings and improvements	$7,984,935	$5,755,944
Development costs and construction in progress	372,947	42,346
Land	1,620,721	650,894
Less accumulated depreciation and amortization	(728,804)	(519,965)

Net real estate	9,249,799	5,929,219

Net investment in direct financing leases	640,052	678,013
Loans receivable, net	1,065,485	196,480
Investments in and advances to unconsolidated joint ventures	248,894	25,389
Accounts receivable, net of allowance of $23,109 and $24,205, respectively	44,892	31,026
Cash and cash equivalents	96,269	58,405
Restricted cash	36,427	40,786
Intangible assets, net	623,650	380,568
Real estate held for sale, net	171	512,187
Real estate held for contribution	—	1,684,341
Other assets, net	516,133	476,335

Total assets	$12,521,772	$10,012,749

LIABILITIES AND STOCKHOLDERS' EQUITY
Bank lines of credit	$951,700	$624,500
Bridge and term loans	1,350,000	504,593
Senior unsecured notes	3,819,950	2,748,522
Mortgage debt	1,280,761	1,288,681
Mortgage debt on assets held for sale	—	38,617
Mortgage debt on assets held for contribution	—	889,356
Other debt	108,496	107,746
Intangible liabilities, net	278,553	134,050
Accounts payable and accrued liabilities	233,342	200,088
Deferred revenue	55,990	20,795

Total liabilities	8,078,792	6,556,948

Minority interests:
Joint venture partners	33,436	34,211
Non-managing member unitholders	305,835	127,554

Total minority interests	339,271	161,765

Commitments and contingencies
Stockholders' equity:
Preferred stock, $1.00 par value: 50,000,000 shares authorized; 11,820,000 shares issued and outstanding, liquidation preference of $25 per share	285,173	285,173
Common stock, $1.00 par value: 750,000,000 shares authorized; 216,818,780 and 198,599,054 shares issued and outstanding, respectively	216,819	198,599
Additional paid-in capital	3,724,739	3,108,908
Cumulative dividends in excess of earnings	(120,920)	(316,369)
Accumulated other comprehensive income (loss)	(2,102)	17,725

Total stockholders' equity	4,103,709	3,294,036

Total liabilities and stockholders' equity	$12,521,772	$10,012,749

See accompanying Notes to Consolidated Financial Statements.

HCP, Inc.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Revenues:
Rental and related revenues	$835,722	$483,921	$340,484
Tenant recoveries	69,354	32,067	21,067
Income from direct financing leases	63,852	15,008	—
Investment management fee income	13,581	3,895	3,184

	982,509	534,891	364,735

Costs and expenses:
Interest	357,024	211,869	106,224
Depreciation and amortization	274,348	132,916	85,781
Operating	186,550	88,521	58,710
General and administrative	70,930	47,195	31,834
Impairments	—	3,577	—

	888,852	484,078	282,549

Operating income	93,657	50,813	82,186
Equity income (loss) from unconsolidated joint ventures	5,645	8,331	(1,123)
Gain on sale of real estate interest	10,141	—	—
Interest and other income, net	75,676	34,816	22,905
Minority interests' share of earnings	(24,356)	(14,805)	(12,950)

Income from continuing operations	160,763	79,155	91,018

Discontinued operations:
Operating income	24,668	69,113	71,883
Impairments	—	(6,004)	—
Gain on sales of real estate	403,584	275,283	10,156

	428,252	338,392	82,039

Net income	589,015	417,547	173,057
Preferred stock dividends	(21,130)	(21,130)	(21,130)

Net income applicable to common shares	$567,885	$396,417	$151,927

Basic earnings per common share:
Continuing operations	$0.67	$0.39	$0.52
Discontinued operations	2.06	2.28	0.61

Net income applicable to common shares	$2.73	$2.67	$1.13

Diluted earnings per common share:
Continuing operations	$0.67	$0.39	$0.52
Discontinued operations	2.04	2.27	0.60

Net income applicable to common shares	$2.71	$2.66	$1.12

Weighted average shares used to calculate earnings per common share:
Basic	207,924	148,236	134,673

Diluted	209,254	148,841	135,560

Dividends declared per common share:	$1.78	$1.70	$1.68

See accompanying Notes to Consolidated Financial Statements.

HCP, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Preferred Stock, $1.00 Par Value:
Shares, beginning and ending	11,820	11,820	11,820
Amounts, beginning and ending	$285,173	$285,173	$285,173
Common Stock, Shares:
Shares at beginning of year	198,599	136,194	133,658
Issuance of common stock, net	17,810	61,975	1,100
Exercise of stock options	410	430	1,436

Shares at end of year	216,819	198,599	136,194

Common Stock, $1.00 Par Value:
Balance at beginning of year	$198,599	$136,194	$133,658
Issuance of common stock, net	17,810	61,975	1,100
Exercise of stock options	410	430	1,436

Balance at end of year	$216,819	$198,599	$136,194

Additional Paid-In Capital:
Balance at beginning of year	$3,108,908	$1,446,349	$1,394,549
Issuance of common stock, net	596,719	1,646,869	23,874
Exercise of stock options	7,704	7,458	21,429
Amortization of deferred compensation	11,408	8,232	6,497

Balance at end of year	$3,724,739	$3,108,908	$1,446,349

Cumulative Dividends in Excess of Earnings:
Balance at beginning of year	$(316,369)	$(467,102)	$(391,770)
Net income	589,015	417,547	173,057
Preferred dividends	(21,130)	(21,130)	(21,130)
Common dividend ($1.78, $1.70 and $1.68 per share)	(372,436)	(245,684)	(227,259)

Balance at end of year	$(120,920)	$(316,369)	$(467,102)

Accumulated Other Comprehensive Income (Loss):
Balance at beginning of year	$17,725	$(848)	$(2,168)
Change in net unrealized gains on securities:
Unrealized gains (losses)	(10,490)	24,096	1,080
Less reclassification adjustment realized in net income	176	(640)	—
Unrealized gains (losses) on cash flow hedges	(9,647)	(4,984)	388
Changes in Supplemental Executive Retirement Plan obligation	102	101	(148)
Foreign currency translation adjustment	32	—	—

Balance at end of year	$(2,102)	$17,725	$(848)

Total Comprehensive Income:
Net income	$589,015	$417,547	$173,057
Other comprehensive income (loss)	(19,827)	18,573	1,320

Total comprehensive income	$569,188	$436,120	$174,377

See accompanying Notes to Consolidated Financial Statements.

HCP, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$589,015	$417,547	$173,057
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate, in-place lease and other intangibles:
Continuing operations	274,348	132,916	85,781
Discontinued operations	6,831	21,153	22,185
Amortization of above and (below) market lease intangibles, net	(6,056)	(797)	(1,912)
Stock-based compensation	11,408	8,232	6,495
Amortization of debt issuance costs	20,413	14,533	3,181
Recovery of loan losses	(386)	—	(56)
Straight-line rents	(49,725)	(18,210)	(7,257)
Interest accretion	(8,739)	(2,513)	—
Deferred rental revenue	9,027	(518)	545
Equity (income) loss from unconsolidated joint ventures	(5,645)	(8,331)	1,123
Distributions of earnings from unconsolidated joint ventures	5,264	8,331	—
Minority interests' share of earnings	24,356	14,805	12,950
Impairments on real estate	—	9,581	—
Gain on sales of real estate and real estate interest	(413,725)	(275,283)	(10,156)
Securities gains, net	(2,233)	(1,861)	(4,517)
Changes in:
Accounts receivable	(13,115)	1,295	1,521
Other assets	(14,621)	(8,263)	(8,385)
Accounts payable and accrued liabilities	26,634	28,579	7,674

Net cash provided by operating activities	453,051	341,196	282,229

Cash flows from investing activities:
Cash used in SEUSA acquisition, net of cash acquired	(2,982,689)	—	—
Cash used in CNL Retirement Properties merger, net of cash acquired	—	(3,325,046)	—
Cash used in purchase of HCP MOP interest, net of cash acquired	—	(138,163)	—
Cash used in other acquisitions and development of real estate	(425,464)	(480,140)	(447,152)
Lease commissions and tenant and capital improvements	(49,669)	(18,932)	(7,138)
Proceeds from sales of real estate	887,218	512,317	64,564
Contributions to unconsolidated joint ventures	(3,641)	—	—
Distributions in excess of earnings from unconsolidated joint ventures	478,293	32,115	6,973
Purchase of marketable securities	(26,647)	(13,670)	(6,768)
Proceeds from the sale of marketable securities	53,817	7,550	6,482
Principal repayments on loans receivable and direct financing leases	104,009	63,535	19,138
Investment in loans receivable	(923,534)	(329,724)	(53,293)
Decrease (increase) in restricted cash	192	(1,894)	2,408

Net cash used in investing activities	(2,888,115)	(3,692,052)	(414,786)

Cash flows from financing activities:
Net borrowings (repayments) under bank lines of credit	327,200	365,900	(41,500)
Repayments of term and bridge loans	(1,904,593)	(1,901,136)	—
Borrowings under term and bridge loans	2,750,000	2,405,729	—
Repayments of mortgage debt	(97,882)	(66,689)	(17,889)
Issuance of mortgage debt	143,421	619,911	—
Repayments of senior unsecured notes	(20,000)	(255,000)	(31,000)
Issuance of senior unsecured notes	1,100,000	1,550,000	450,000
Debt issuance costs	(27,044)	(32,313)	(4,668)
Net proceeds from the issuance of common stock and exercise of options	618,854	989,039	45,238
Dividends paid on common and preferred stock	(393,566)	(266,814)	(248,389)
Settlement of cash flow hedges	—	(4,354)	—
Distributions to minority interests	(23,462)	(16,354)	(14,855)

Net cash provided by financing activities	2,472,928	3,387,919	136,937

Net increase in cash and cash equivalents	37,864	37,063	4,380
Cash and cash equivalents, beginning of year	58,405	21,342	16,962

Cash and cash equivalents, end of year	$96,269	$58,405	$21,342

See accompanying Notes to Consolidated Financial Statements.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Business

        HCP, Inc. is a self-administered real estate investment trust ("REIT") that, together with its consolidated entities (collectively, "HCP" or the "Company"), invests primarily in real estate serving the healthcare industry in the United States.

(2)   Summary of Significant Accounting Policies

  Use of Estimates

        Management is required to make estimates and assumptions in the preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP"). These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

  Principles of Consolidation

        The consolidated financial statements include the accounts of HCP, its wholly-owned subsidiaries and its controlled, through voting rights or other means, joint ventures. All material intercompany transactions and balances have been eliminated in consolidation.

        The Company applies Financial Accounting Standards Board ("FASB") Interpretation No. 46R, Consolidation of Variable Interest Entities, as revised ("FIN 46R"), for arrangements with variable interest entities. FIN 46R provides guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and the determination of which business enterprise is the primary beneficiary of the VIE. A variable interest entity is broadly defined as an entity where either (i) the equity investors as a group, if any, do not have a controlling financial interest or (ii) the equity investment at risk is insufficient to finance that entity's activities without additional subordinated financial support. The Company consolidates investments in VIEs when the Company is the primary beneficiary of the VIE at either the creation of the variable interest entity or upon the occurrence of a reconsideration event.

        At December 31, 2007, the Company leased 81 properties, with a carrying value of $1.3 billion, to a total of nine tenants that have been identified as VIEs ("VIE tenants") and has a loan with a carrying value of $85 million to a borrower that has been identified as a VIE. The Company acquired these leases and loan on October 5, 2006 in its merger with CNL Retirement Properties, Inc. ("CRP"). CRP determined it was not the primary beneficiary of these VIEs, and the Company is generally required to carry forward CRP's accounting conclusions after the acquisition relative to their primary beneficiary assessments. On December 21, 2007, the Company made an investment of approximately $900 million in mezzanine loans where each mezzanine borrower has been identified as a VIE. The Company has also determined that it is not the primary beneficiary of these VIEs. At December 31, 2007, the Company's maximum exposure to losses resulting from its involvement in VIEs was limited to the future minimum lease payments of approximately $1.5 billion from the VIE tenants and the carrying value of approximately $1.0 billion of loans made to the VIE borrowers. If the Company determines that it is the primary beneficiary upon a reconsideration event in the future, the Company's financial statements would include the results of the VIE (either tenant or borrower) rather than the results of the Company's lease or loan to the VIE.

        The Company applies Emerging Issues Task Force ("EITF") Issue 04-5, Investor's Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Partners Have Certain Rights ("EITF 04-05"), to investments in joint ventures. EITF 04-05 provides guidance on the type of rights held by the limited partner(s) that preclude consolidation in circumstances in which the sole general partner would otherwise consolidate the limited partnership in accordance with GAAP. The assessment of limited partners' rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if (i) there is a change to the terms or in the exercisability of the rights of the limited partners, (ii) the sole general partner increases or decreases its ownership of limited partnership interests, or (iii) there is an increase or decrease in the number of outstanding limited partnership interests. EITF 04-05 also applies to managing member interests in limited liability companies.

  Investments in Unconsolidated Joint Ventures

        Investments in entities which the Company does not consolidate but for which the Company has the ability to exercise significant influence over operating and financial policies are reported under the equity method. Under the equity method of accounting, the Company's share of the investee's earnings or loss is included in the Company's operating results.

        The initial carrying value of investments in unconsolidated joint ventures is based on the amount paid to purchase the joint venture interest or the carrying value of the assets prior to the sale of interests in the joint venture. To the extent that the Company's cost basis is different from the basis reflected at the joint venture level, the basis difference is generally amortized over the life of the related assets and liabilities and included in the Company's share of equity in earnings of the joint venture. The Company recognizes gains on the sale of interests in joint ventures to the extent the economic substance of the transaction is a sale in accordance with the American Institute of Certified Public Accountants Statement of Position 78-9, Accounting for Investments in Real Estate Ventures and Statement of Financial Accounting Standards ("SFAS") No. 66, Accounting for Sales of Real Estate ("SFAS No. 66").

  Revenue Recognition

        Rental income from tenants is recognized in accordance with GAAP, including SEC Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB 104"). The Company begins recognizing rental revenue when collectibility is reasonably assured and the tenant has taken possession or controls the physical use of the leased asset. For assets acquired subject to leases the Company recognizes revenue upon acquisition of the asset provided the tenant has taken possession or controls the physical use of the leased asset. If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or controls the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:

  •
  whether the lease stipulates how and on what a tenant improvement allowance may be spent;

  •
  whether the tenant or landlord retains legal title to the improvements at the end of the lease term;

  •
  whether the tenant improvements are unique to the tenant or general-purpose in nature; and

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  •
  whether the tenant improvements are expected to have any residual value at the end of the lease.

        For leases with minimum scheduled rent increases, the Company recognizes income on a straight-line basis over the lease term when collectibility is reasonably assured. Recognizing rental income on a straight-line basis for leases results in recognized revenue exceeding amounts contractually due from tenants. Such cumulative excess amounts are included in other assets and were $76 million and $36 million, net of allowances, at December 31, 2007 and 2006, respectively. In the event the Company determines that collectibility of straight-line rents is not reasonably assured, the Company limits future recognition to amounts contractually owed, and, where appropriate, the Company establishes an allowance for estimated losses.

        The Company maintains an allowance for doubtful accounts, including an allowance for straight-line rent receivables, for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. The Company monitors the liquidity and creditworthiness of its tenants and operators on an ongoing basis. The evaluation considers industry and economic conditions, property performance, credit enhancements and other factors. For straight-line rent amounts, the Company's assessment is based on amounts recoverable over the term of the lease.

        At December 31, 2007 and 2006, respectively, the Company had an allowance of $35.8 million and $29.7 million, included in other assets, as a result of the Company's determination that collectibility is not reasonably assured for certain straight-line rent amounts. The results for the year ended December 31, 2007, include income of $15 million, or $0.07 per diluted shares, resulting from the Company's change in estimate relating to the collectibility of straight-line rents due from Summerville Senior Living, Inc. ("Summerville") and Emeritus Corporation ("Emeritus"), of which $6 million, or $0.03 per diluted share of common stock, is included in discontinued operations. On September 4, 2007, Emeritus acquired Summerville and provided the Company with additional security under its leases with Summerville.

        Certain leases provide for additional rents contingent upon a percentage of the facility's revenue in excess of specified base amounts or other thresholds. Such revenue is recognized when actual results reported by the tenant, or estimates of tenant results, exceed the base amount or other thresholds. Such revenue is recognized in accordance with SAB No. 104, which states that income is recognized only after the contingency has been removed (when the related thresholds are achieved).

        Tenant recoveries related to reimbursement of real estate taxes, insurance, repairs and maintenance, and other operating expenses are recognized as revenue in the period the applicable expenses are incurred. The reimbursements are recognized and presented in accordance with Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent ("EITF 99-19"). EITF 99-19 requires that these reimbursements be recorded gross, as the Company is generally the primary obligor with respect to purchasing goods and services from third-party suppliers, has discretion in selecting the supplier and bears the credit risk.

        The Company receives management fees from its investments in joint venture entities for various services provided as the managing member of the ventures. Management fees are recorded as revenue when fees have been earned and management services have been delivered.

        The Company recognizes gains on sales of properties in accordance with SFAS No. 66 upon the closing of the transaction with the purchaser. Gains on properties sold are recognized using the full accrual method when the collectibility of the sales price is reasonably assured, the Company is not

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

obligated to perform significant activities after the sale, the initial investment from the buyer is sufficient and other profit recognition criteria have been satisfied. Gains on sales of properties may be deferred in whole or in part until the requirements for gain recognition under SFAS No. 66 have been met.

        The Company uses the direct finance method of accounting to record income from direct financing leases ("DFLs"). For leases accounted for as DFLs, future minimum lease payments are recorded as a receivable. The difference between the future minimum lease payments and the estimated residual values less the cost of the properties is recorded as unearned income. Unearned income is deferred and amortized to income over the lease terms to provide a constant yield. Investments in direct financing leases are presented net of unamortized unearned income.

  Real Estate

        Real estate, consisting of land, buildings and improvements, is recorded at cost. The Company allocates the cost of the acquisition, including the assumption of liabilities, to the acquired tangible assets and identifiable intangibles based on their estimated fair values in accordance with SFAS No. 141, Business Combinations.

        The Company assesses fair value based on estimated cash flow projections that utilize appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends and market and economic conditions. The fair value of the tangible assets of an acquired property considers the value of the property as if it was vacant.

        The Company records acquired "above and below" market leases at fair value using discount rates which reflect the risks associated with the leases acquired. The amount recorded is based on the present value of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management's estimate of fair market lease rates for each in-place lease, measured over a period equal to the remaining term of the lease for above market leases and the initial term plus the extended term for any leases with bargain renewal options. Other intangible assets acquired include amounts for in-place lease values that are based on the Company's evaluation of the specific characteristics of each tenant's lease. Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods, market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes estimates of lost rentals at market rates during the hypothetical expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, the Company considers leasing commissions, legal and other related costs.

        The Company capitalizes direct construction and development costs, including predevelopment costs, interest, property taxes, insurance and other costs directly related and essential to the acquisition, development or construction of a project. In accordance with SFAS No. 34, Capitalization of Interest Cost and SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, construction and development costs are capitalized while substantive activities are ongoing to prepare an asset for its intended use. The Company considers a construction project as substantially complete and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. Costs incurred after a project is substantially complete and ready for its intended use, or after development activities have stopped, are expensed as incurred. Costs previously capitalized related to abandoned acquisitions or developments are written off. Expenditures for repairs and maintenance are expensed as incurred.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The Company computes depreciation on properties using the straight-line method over the assets' estimated useful lives. Depreciation is discontinued when a property is identified as held for sale. Building and improvements are depreciated over useful lives ranging up to 45 years. Above and below market lease intangibles are amortized primarily to revenue over the remaining noncancellable lease terms and bargain renewal periods, if any. Other in-place lease intangibles are amortized to expense over the remaining noncancellable lease term and bargain renewal periods, if any.

  Loans Receivable and Allowance for Loan Losses

        Loans receivable are classified as held-for-investment based on management's intent and ability to hold the loans for the foreseeable future or to maturity. Loans held-for-investment are carried at amortized cost reduced by a valuation allowance for estimated credit losses. The Company recognizes interest income on loans, including the amortization of discounts and premiums, using the effective interest method applied on a loan-by-loan basis. Premiums and discounts are recognized as yield adjustments over the life of the related loans. Loans are transferred from held-for-investment to held-for-sale when management's intent is to no longer hold the loans for the foreseeable future. Loans held-for-sale are recorded at the lower of cost or fair value.

        Allowances are established for loans based upon an estimate of probable losses for the individual loans deemed to be impaired. Impairment is indicated when it is deemed probable that the Company will be unable to collect all amounts due on a timely basis according to the contractual terms of the loan. The allowance is based upon the borrower's overall financial condition, resources and payment record; the prospects for support from any financially responsible guarantors; and, if appropriate, the realizable value of any collateral. These estimates consider all available evidence including, as appropriate, the present value of the expected future cash flows discounted at the loan's contractual effective rate, the fair value of collateral, general economic conditions and trends, historical and industry loss experience, and other relevant factors.

  Impairment of Long-Lived Assets and Goodwill

        The Company assesses the carrying value of its long-lived assets, including investments in unconsolidated joint ventures, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets ("SFAS No. 144"). If the sum of the expected future net undiscounted cash flows is less than the carrying amount of the long-lived asset, an impairment loss will be recognized by adjusting the asset's carrying amount to its estimated fair value.

        Goodwill is tested at least annually applying the following two-step approach in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The first step of the test is a comparison of the fair value of the reporting unit containing goodwill to its carrying amount including goodwill. If the fair value is less than the carrying value, then the second step of the test is needed to measure the amount of potential goodwill impairment. The second step requires the fair value of the reporting unit to be allocated to all the assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination at the date of the impairment test. The excess of the fair value of the reporting unit over the fair value of assets and liabilities is the implied value of goodwill and is used to determine the amount of impairment.

        The determination of the fair value of long-lived assets, including goodwill, involves significant judgment. This judgment is based on the Company's analysis and estimates of the future operating results and resulting cash flows of each long-lived asset whose carrying amount may not be recoverable.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company's ability to accurately predict future operating results, cash flows and fair values impacts the timing and recognition of impairments.

  Assets Held for Sale and Discontinued Operations

        Certain long-lived assets are classified as held-for-sale in accordance with SFAS No. 144. Long-lived assets to be disposed of are reported at the lower of their carrying amount or their fair value less cost to sell and are no longer depreciated. Discontinued operations is defined in SFAS No. 144 as a component of an entity that has either been disposed of or is deemed to be held for sale if both the operations and cash flows of the component have been or will be eliminated from ongoing operations as a result of the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction.

  Assets Held for Contribution

        Properties classified as held for contribution to joint ventures qualify as held for sale under SFAS No. 144, but are not included in discontinued operations due to the Company's continuing interest in the ventures.

  Stock-Based Compensation

        On January 1, 2002, the Company adopted the fair value method of accounting for stock-based compensation in accordance with SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure ("SFAS No. 148"). The fair value provisions of SFAS No. 123 were adopted prospectively with the fair value of all new stock option grants recognized as compensation expense beginning January 1, 2002. Since only new grants are accounted for under the fair value method, stock-based compensation expense is less than that which would have been recognized prior to 2006 if the fair value method had been applied to all awards. Compensation expense for awards with graded vesting is generally recognized ratably over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional services.

        SFAS No. 123R, Share-Based Payments ("SFAS No. 123R"), which is a revision of SFAS No. 123, was issued in December 2004. Generally, the approach in SFAS No. 123R is similar to that in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. On January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective application transition method which provides for only current and future period stock-based awards to be measured and recognized at fair value.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table reflects net income and earnings per share, adjusted as if the fair value based method had been applied to all outstanding stock awards for the year ended December 31, 2005 (in thousands, except per share amounts):

Net income, as reported	$173,057
Add: Stock-based compensation expense included in reported net income	6,495
Deduct: Stock-based employee compensation expense determined under the fair value based method	(6,811)

Pro forma net income	$172,741

Earnings per share:
Basic—as reported	$1.13
Basic—pro forma	1.13
Diluted—as reported	1.12
Diluted—pro forma	1.12

  Cash and Cash Equivalents

        Cash and cash equivalents includes short-term investments with original maturities of three months or less when purchased.

  Restricted Cash

        Restricted cash primarily consists of amounts held by mortgage lenders to provide for future real estate tax expenditures, tenant and capital improvements, security deposits and net proceeds from property sales that were executed as tax-deferred dispositions.

  Derivatives

        In the normal course of business, the Company uses certain types of derivative financial instruments for the purpose of managing or hedging interest rate risks. To qualify for hedge accounting treatment, the derivative instruments used for risk management purposes must effectively reduce the risk exposure that they are designed to hedge. For instruments associated with the hedge of anticipated transactions, hedge effectiveness criteria also require that the occurrence of the underlying transactions be probable.

        The Company applies SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires the recognition of all derivative instruments, including embedded derivatives required to be bifurcated, as assets or liabilities in the Company's consolidated balance sheets at fair value. Changes in the fair value of derivative instruments that are not designated as hedges or that do not meet the hedge accounting criteria of SFAS No. 133 are recognized in earnings. For derivatives designated as hedging instruments in qualifying cash flow hedges, the change in fair value of the effective portion of the derivatives is recognized in accumulated other comprehensive income (loss) whereas the change in fair value of the ineffective portion is recognized in earnings.

        The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to specific assets

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and liabilities in the balance sheet. The Company also assesses and documents, both at the hedging instrument's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows associated with the hedged items. When it is determined that a derivative ceases to be highly effective as a hedge or the forecasted transaction is no longer probable of occurring, the Company discontinues hedge accounting prospectively. The ineffective portion of a hedge, if any, is immediately recognized in earnings to the extent that the change in value of a derivative does not perfectly offset the change in value of the instrument being hedged.

  Income Taxes

        In 1985, HCP, Inc. elected REIT status and believes it has always operated so as to continue to qualify as a REIT under Sections 856 to 860 of the Internal Revenue code of 1986, as amended (the "Code"). Accordingly, HCP, Inc. will not be subject to U.S. federal income tax, provided that it continues to qualify as a REIT and its distributions to its stockholders equal or exceed its taxable income. On July 27, 2007, the Company formed HCP Life Science REIT, a consolidated subsidiary, which will elect REIT status retroactive to its formation date. See Note 17 for additional information on the HCP Life Science REIT. HCP, Inc., along with its consolidated REIT subsidiary, are each subject to the REIT qualification requirements under Sections 856 to 860 of the Code. If either REIT fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates and may be ineligible to qualify as a REIT for four subsequent tax years. Certain activities the Company undertakes must be conducted by entities which elect to be treated as taxable REIT subsidiaries ("TRSs"). TRSs are subject to both federal and state income taxes. Also, certain states and cities impose an income tax on REIT activities.

        On January 1, 2007, the Company adopted the provisions of Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). This interpretation clarifies the accounting for uncertain tax positions recognized in a company's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. It prescribes a recognition threshold as well as measurement criteria for evaluating tax positions taken or expected to be taken on a tax return. The interpretation also provides guidance on de-recognition of previously recognized positions, and the treatment of potential interest and penalties related to uncertain tax positions. The Company recognizes tax penalties relating to unrecognized tax benefits as additional tax expense. Interest relating to unrecognized tax benefits is recognized as interest expense.

  Marketable Securities

        The Company classifies its marketable equity and debt securities as available-for-sale in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. These securities are carried at market value with unrealized gains and losses reported in stockholders' equity as a component of accumulated other comprehensive income. Gains or losses on securities sold are based on the specific identification method. When the Company determines declines in fair value of marketable securities are other-than-temporary, a realized loss is recognized in earnings.

  Capital Raising Issuance Costs

        Costs incurred in connection with the issuance of both common and preferred shares are recorded as a reduction in additional paid-in capital. Debt issuance costs are deferred and included in other assets and amortized to interest expense based on effective interest method over the remaining term of the related debt.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Segment Reporting

        The Company reports its consolidated financial statements in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"). The Company's segments are based on the Company's method of internal reporting which classifies its operations by healthcare sector. The Company's segments include five business segments—(i) senior housing, (ii) life science, (iii) medical office, (iv) hospital and (v) skilled nursing.

        Prior to the Slough Estates USA, Inc. ("SEUSA") acquisition, the Company operated through two reportable segments—triple-net leased and medical office buildings. As a result of the Company's acquisition of SEUSA, the Company added a significant portfolio of real estate assets under different leasing and property management structures and made some organizational changes. The Company believes the change to its reportable segments is appropriate and consistent with how its chief operating decision maker reviews the Company's operating results. In addition, in accordance with SFAS No. 131, all prior period segment information has been reclassified to conform to the current presentation.

  Minority Interests and Mandatorily Redeemable Financial Instruments

        As of December 31, 2007, there were 7.6 million non-managing member units outstanding in seven limited liability companies of which the Company is the managing member: (i) HCPI/Tennessee, LLC; (ii) HCPI/Utah, LLC; (iii) HCPI/Utah II, LLC; (iv) HCPI/Indiana, LLC; (v) HCP DR California, LLC; (vi) HCP DR Alabama, LLC; and (vii) HCP DR MDC, LLC. The Company consolidates these entities since it exercises control and carries the minority interests at cost. The non-managing member LLC Units ("DownREIT units") are exchangeable for an amount of cash approximating the then-current market value of shares of the Company's common stock or, at the Company's option, shares of the Company's common stock (subject to certain adjustments, such as stock splits and reclassifications). Upon exchange of DownREIT units for the Company's common stock, the carrying amount of the DownREIT units is reclassified to stockholders' equity. At December 31, 2007, the carrying value and market value of the 7.6 million DownREIT units were $305.8 million and $351.2 million, respectively.

        SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS No. 150"), requires, among other things, that mandatorily redeemable financial instruments be classified as a liability and recorded at settlement value. Consolidated joint ventures with a limited-life are considered mandatorily redeemable. Implementation of the provisions of SFAS No. 150 that require the valuation and establishment of a liability for limited-life entities was subsequently deferred. As of December 31, 2007, the Company has 11 limited-life entities that have a settlement value of the minority interests of approximately $8.3 million, which is approximately $6.3 million more than the carrying amount.

  Preferred Stock Redemptions

        The Company recognizes the excess of the redemption value of cumulative redeemable preferred stock redeemed over its carrying amount as a charge to income in accordance with Financial Accounting Standards Board ("FASB")—EITF Topic D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock ("EITF Topic D-42"). In July 2003, the SEC staff issued a clarification of the SEC's position on the application of FASB EITF Topic D-42. The SEC staff's position, as clarified, is that in applying EITF Topic D-42, the carrying value of preferred shares that are redeemed should be reduced by the amount of original issuance costs, regardless of where in stockholders' equity those costs are reflected (see Note 14).

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Life Care Bonds Payable

        Two of the Company's continuing care retirement communities ("CCRCs") issue non-interest bearing life care bonds payable to certain residents of the CCRCs. Generally, the bonds are refundable to the resident or to the resident's estate upon termination or cancellation of the CCRC agreement. One of the Company's other senior housing facilities requires that certain residents of the facility post non-interest bearing occupancy fee deposits that are refundable to the resident or the resident's estate upon the earlier of the re-letting of the unit or after two years of vacancy. Proceeds from the issuance of new bonds are used to retire existing bonds. As the maturity of these obligations is not determinable, no interest is imputed. These amounts are included in other debt in the Company's consolidated balance sheets.

  New Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurement. SFAS No. 157 requires prospective application for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 on January 1, 2008 did not have a material impact on the Company's consolidated financial position or results of operations.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159"). SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. On January 1, 2008 the Company did not elect to apply the fair value option to any specific financial assets or liabilities.

        In December 2007, the FASB issued SFAS No. 141 (Revised), Business Combinations ("SFAS No. 141R"). SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles), and any noncontrolling interest in the acquiree. SFAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141R on January 1, 2009 will require the company to expense all transaction costs for business combinations which may be significant to the Company based on historical acquisition activity.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 ("SFAS No. 160"). SFAS No. 160 establishes accounting and reporting standards for a parent company's noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 160 on January 1, 2009 will require the Company to record gains or losses upon changes in control which could have a significant impact on the consolidated financial statements.

  Reclassifications

        Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the current year presentation. Properties sold or held for sale have been reclassified to

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

discontinued operations in accordance with SFAS No. 144 (see Note 5). "Tenant recoveries" have been reclassified from "rental and related revenues." In addition, in accordance with SFAS No. 131, all prior period segment information has been reclassified to conform to the current presentation.

(3)   Mergers and Acquisitions

  Slough Estates USA Inc.

        On August 1, 2007, the Company closed its acquisition of SEUSA for aggregate cash consideration of approximately $3.0 billion. SEUSA's life science portfolio is concentrated in the San Francisco Bay Area and San Diego County and at the acquisition date, was comprised of 83 existing properties and an established development pipeline.

        The calculation of total consideration follows (in thousands):

Payment of aggregate cash consideration	$2,978,911
Estimated acquisition costs, net of cash acquired	3,778

Purchase price, net of assumed liabilities	2,982,689
Fair value of liabilities assumed, including debt	218,657

Purchase price	$3,201,346

        Under the purchase method of accounting, the assets and liabilities of SEUSA were recorded at their relative fair values as of the date of the acquisition. During the quarter ended December 31, 2007, the Company revised its initial purchase price allocation of its acquired interest in SEUSA, which resulted in the Company reallocating $82.4 million among buildings and improvements, development costs and construction in progress, and land from its preliminary allocation at September 30, 2007. The changes from the Company's initial purchase price allocation did not have a significant impact on the Company's results of operations during the year ended December 31, 2007. As of December 31, 2007, the purchase price allocation is preliminary, and the final purchase price allocation will be determined pending the receipt of information necessary to complete the valuation of certain assets and liabilities, which may result in a change from the initial estimate.

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

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table summarizes the estimated fair values of the SEUSA assets acquired and liabilities assumed as of the acquisition date of August 1, 2007 (in thousands):

Assets acquired
Buildings and improvements	$1,674,912
Development costs and construction in progress	276,043
Land	846,100
Investments in and advances to unconsolidated joint ventures	34,248
Intangible assets	340,200
Other assets	29,843

Total assets acquired	$3,201,346

Liabilities assumed
Mortgages payable and other debt	$33,553
Intangible liabilities	148,200
Other liabilities	36,904

Total liabilities assumed	218,657

Net assets acquired	$2,982,689

        In connection with the Company's acquisition of SEUSA, the Company obtained, from a syndicate of banks, a financing commitment for a $3.0 billion bridge loan under which $2.75 billion was borrowed at closing. Using proceeds from the sales of real estate in August 2007 and capital market transactions consummated in October 2007, the Company made aggregate payments of approximately $1.4 billion, reducing the outstanding principal balance of the bridge loan to $1.35 billion.

        In connection with the acquisition of SEUSA, the Company incurred $11 million of merger-related costs primarily in the third and fourth quarters of 2007. These merger-related costs include the amortization of fees associated with the SEUSA acquisition financing, the write-off of unamortized deferred financing fees related to a previous line of credit, payments on the bridge financing, as well as other SEUSA integration costs.

  CNL Retirement Properties, Inc. and CNL Retirement Corp.

        On October 5, 2006, HCP acquired CRP. CRP was a REIT that invested primarily in senior housing and medical office buildings located across the United States. At the time of the CRP merger, CRP owned or held an ownership interest in 273 properties in 33 states.

        Under the merger agreement with CRP, each share of CRP common stock was exchanged for $11.1293 in cash and 0.0865 of a share of HCP's common stock, equivalent to approximately $2.9 billion in cash and 22.8 million shares. Fractional shares were paid in cash. The Company financed the cash consideration paid to CRP stockholders and the expenses related to the transaction through a $1.0 billion offering of senior unsecured notes and a draw down under term and bridge loan facilities and a three year revolving credit facility. As of January 22, 2007, the term and bridge facilities had been repaid with proceeds from the issuance of senior notes, secured debt and common stock, disposition of certain real estate properties and from real estate joint ventures. Simultaneously with the closing of the merger with CRP, HCP also merged with CNL Retirement Corp. ("CRC") for aggregate consideration of approximately $120 million, which included the issuance of 4.4 million shares of HCP common stock.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        Under the purchase method of accounting, the assets and liabilities of CRP and CRC were recorded at their relative fair values as of the date of the acquisition, with amounts paid in the excess of the fair value of the assets acquired recorded as goodwill. The following table summarizes the relative fair values of the CRP and CRC assets acquired and liabilities assumed as of the acquisition date of October 5, 2006 (in thousands):

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

        CRC maintained change-in-control provisions with certain of its employees that allowed for enhanced severance and benefit payments. Included in the assets acquired and liabilities assumed are intangible assets associated with employee non-compete agreements and a non-compete agreement with CNL Financial Group, CNL Real Estate Group and two other named individuals valued at $24 million. The value recorded for the non-compete agreements is being amortized over the non-compete contract period of four years.

        In connection with the CRP and CRC mergers, HCP incurred $10.8 million and $14.0 million of merger-related costs during 2007 and 2006, respectively. These merger-related costs include the amortization of fees associated with the CRP acquisition financing, the write-off of unamortized

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

deferred financing fees related to a previous line of credit, severance and retention-related compensation, as well as other CRP integration costs.

        The related assets, liabilities and results of operations of CRP, CRC and SEUSA are included in the consolidated financial statements from the respective dates of acquisition.

  Pro Forma Results of Operations

        The following unaudited pro forma consolidated results of operations for the year ended December 31, 2007 and 2006 assume that the acquisitions of CRP and CRC were completed as of January 1, 2006 and SEUSA on January 1 for each of the fiscal years shown below (in thousands, except per share amounts):

	Year Ended December 31,
	2007	2006
Revenues	$1,096,691	$958,382
Net income	453,095	249,345
Basic earnings per common share	$2.08	$1.12
Diluted earnings per common share	2.06	1.11

        Pro forma data may not be indicative of the results that would have been obtained had the acquisitions actually occurred at the beginning of each of the periods presented, nor does it intend to be a projection of future results.

(4)   Acquisitions of Real Estate Properties

        A summary of acquisitions for the year ended December 31, 2007, excluding SEUSA (Note 3), follows (in thousands):

	Consideration				Assets Acquired
Acquisitions(1)	Cash Paid	Real Estate	Debt Assumed	DownREIT Units(2)	Real Estate	Net Intangibles
Medical office	$166,982	$—	$—	$93,887	$247,996	$12,873
Hospitals	120,562	35,205	—	84,719	235,084	5,402
Life science	35,777	—	12,215	2,092	48,237	1,847
Senior housing	15,956	340	5,148	—	20,772	672

	$339,277	$35,545	$17,363	$180,698	$552,089	$20,794

        A summary of acquisitions during the year ended December 31, 2006, excluding CRP and CRC (Note 3) and consolidation of HCP Medical Office Portfolio, LLC ("HCP MOP") (see Note 8), follows (in thousands):

	Consideration				Assets Acquired
Acquisitions(1)	Cash Paid	Real Estate	Debt Assumed	DownREIT Units(2)	Real Estate	Net Intangibles
Medical office	$146,447	$—	$11,928	$5,523	$152,520	$11,378
Senior housing	222,275	16,600	68,819	—	299,970	7,724
Hospitals	41,490	—	—	—	40,661	829
Life science	31,072	—	—	—	28,308	2,764

	$441,284	$16,600	$80,747	$5,523	$521,459	$22,695

(1)
Includes transaction costs, if any.

(2)
Non-managing member LLC units.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        In addition to the SEUSA acquisition discussed in Note 3, during the year ended December 31, 2007, the Company acquired properties aggregating $573 million, including the following significant acquisitions:

        On January 31, 2007, the Company acquired three long-term acute care hospitals and received proceeds of $36 million in exchange for 11 skilled nursing facilities ("SNFs") valued at approximately $77 million. The Company recognized a $47 million gain on the sale of these 11 SNFs. The three acquired properties have an initial lease term of ten years with two ten-year renewal options and escalators based on the lessee's revenue growth. The acquired properties are included in a new master lease that contains 14 properties leased to the same operator.

        On February 9, 2007, the Company acquired a medical campus that includes two hospital towers, six MOBs and three parking garages for approximately $350 million, including DownREIT units valued at $179 million.

        In November and December 2007, the Company acquired three life science facilities with an aggregate value of approximately $46 million, including $12 million of assumed debt.

        For the year ended December 31, 2007 and 2006, the Company funded an aggregate of $150 million and $50 million respectively, for construction, tenant and capital improvements projects.

(5)   Dispositions of Real Estate, Real Estate Interests and Discontinued Operations

  Dispositions of Real Estate

        During the year ended December 31, 2007, the Company sold 97 properties for $922 million and recognized gains on sales of real estate of approximately $404 million, including the following:

  •
  On June 29, 2007, the Company sold 17 senior housing facilities for an aggregate price of $185 million, resulting in gains of $3 million. This portfolio was acquired through the Company's merger with CRP merger on October 5, 2006.

  •
  On August 15, 2007, the Company sold 41 senior housing facilities to Emeritus for an aggregate price of $502 million, resulting in a gain of $284 million.

        During the year ended December 31, 2006, the Company sold 83 properties for $512 million and recognized gains on sales of real estate of approximately $275 million, including the following:

  •
  On December 1, 2006, the Company sold 69 skilled nursing facilities for an aggregate price of $392 million and recognized a gain on sale of $226 million.

  Dispositions of Real Estate Interests

        On January 5, 2007, the Company formed a senior housing joint venture ("HCP Ventures II"), which included 25 properties valued at $1.1 billion and encumbered by a $686 million secured debt facility. The 25 properties included in this joint venture were acquired in the Company's acquisition of CRP and were classified as held for contribution within three months from the close of the CRP acquisition. These assets were not depreciated or amortized, as these assets were held for contribution, and the value allocated to these assets was based on the disposition proceeds received. The Company received approximately $280 million in proceeds, including a one-time acquisition fee of $5.4 million, and no gain or loss was recognized for the sale of a 65% interest in this joint venture.

        On April 30, 2007, the Company formed a MOB joint venture, HCP Ventures IV, LLC ("HCP Ventures IV"), which included 55 properties valued at approximately $585 million and encumbered by

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$344 million of secured debt. Upon the disposition of an 80% interest in this venture, the Company received proceeds of $196 million, including a one-time acquisition fee of $3 million, and recognized a gain of $10.1 million.

        See discussion of the HCP Ventures III, LLC ("HCP Ventures III") 2006 transactions in Note 8.

  Properties Held for Sale

        At December 31, 2007 and 2006, the number of assets held for sale was four and 101 with carrying amounts of $171,000 and $512 million, respectively.

  Properties Held for Contribution

        At December 31, 2006, the Company classified as held for contribution 25 senior housing assets and 52 MOBs with an aggregate carrying value of $1.7 billion. There were no assets classified as held for contribution at December 31, 2007.

  Results from Discontinued Operations

        The following table summarizes income from discontinued operations, gains on sales of real estate and impairments included in discontinued operations (dollars in thousands):

	Year Ended December 31,
	2007	2006	2005
Rental and related revenues	$35,018	$91,455	$95,608
Tenant recoveries	235	308	233
Other revenues	3,035	3,666	178

Total revenues	38,288	95,429	96,019
Depreciation and amortization expenses	6,831	21,153	22,185
Operating expenses	522	735	669
Other costs and expenses	6,267	4,428	1,282

Operating income from discontinued operations	$24,668	$69,113	$71,883

Gains on sales of real estate	$403,584	$275,283	$10,156

Impairments	$—	$6,004	$—

Number of properties held for sale	4	101	162
Number of properties sold	97	83	18

Number of properties included in discontinued operations	101	184	180

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)   Net Investment in Direct Financing Leases

        The components of net investment in direct financing leases ("DFLs") consisted of the following (dollars in thousands):

	Year Ended December 31,
	2007	2006
Minimum lease payments receivable	$1,414,116	$1,512,411
Estimated residual values	468,769	515,470
Less unearned income	(1,242,833)	(1,349,868)

Net investment in direct financing leases	$640,052	$678,013

Properties subject to direct financing leases	30	32

        The DFLs were acquired in the Company's merger with CRP. CRP determined that these leases were DFLs, and the Company is generally required to carry forward CRP's accounting conclusions after the acquisition date relative to their assessment of these leases. Certain leases contain provisions that allow the tenants to elect to purchase the properties during or at the end of the lease terms for the aggregate initial investment amount plus adjustments, if any, as defined in the lease agreements. Certain leases also permit the Company to require the tenants to purchase the properties at the end of the lease terms. Lease payments due to the Company relating to three land-only DFLs with a carrying value of $59.5 million at December 31, 2007, are subordinate to and serve as collateral for first mortgage construction loans entered into by the tenants to fund development costs related to the properties.

        During the year ended December 31, 2007, two DFL tenants exercised purchase options with the Company receiving proceeds of $51 million. The proceeds received in excess of the carrying value of the DFL of $4.3 million and are included in income from direct financing leases.

        Future minimum lease payments contractually due on direct financing leases at December 31, 2007, were as follows (in thousands):

Year	Amount
2008	$46,805
2009	48,522
2010	49,906
2011	51,203
2012	52,536
Thereafter	1,165,144

$1,414,116

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7)   Loans Receivable

        The following table summarizes the Company's loans receivable balance (in thousands):

	December 31,
	2007			2006
	Real Estate Secured	Other	Total	Real Estate Secured	Other	Total
Mezzanine	$—	$1,000,000	$1,000,000	$—	$—	$—
Joint venture partners	—	7,055	7,055	—	7,054	7,054
Other	69,126	86,285	155,411	121,707	68,989	190,696
Unamortized discounts, fees and costs	—	(96,740)	(96,740)	(225)	—	(225)
Loan loss allowance	—	(241)	(241)	—	(1,045)	(1,045)

	$69,126	$996,359	$1,065,485	$121,482	$74,998	$196,480

        Following is a summary of loans receivable secured by real estate at December 31, 2007:

Final Payment Due	Number of Loans	Payment Terms	Initial Principal Amount	Carrying Amount
			(in thousands)
2009	2	Monthly interest and principal payments of $19,000 at 11.00% secured by a skilled nursing facility in Montana and monthly interest only payments of $24,000, at 6.00% secured by two assisted living facilities in Georgia and South Carolina.	$6,700	$6,724
2010	1	Monthly interest payments of $128,000 at 11.10%. Monthly principal payments of $59,000. Secured by two skilled nursing facilities in Colorado.	18,397	13,881
2011	1	Monthly interest payments of $27,000 at 10.24%. Monthly principal payments of $10,000. Secured by an assisted living facility in North Carolina.	3,859	3,148
2013	1	Monthly interest payments of $65,000 at 7.50%. No monthly principal payments. Secured by an assistant living facility in Texas.	10,000	10,065
2016	1	Monthly interest payments of $250,000 at 8.50%. No monthly principal payments. Secured by a hospital in Texas.	35,308	35,308

	6		$74,264	$69,126

        At December 31, 2007, minimum future principal payments to be received on loans receivable, including those secured by real estate, are $84.6 million in 2008, $7.5 million in 2009, $20.2 million in 2010, $3.1 million in 2011 and $950.1 million thereafter.

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

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the note is repaid. These joint ventures were accounted for by the Company under the equity method prior to June 30, 2005.

        On February 9, 2006, the Company refinanced two existing loans secured by a hospital in Texas. The loans were combined into a new single loan with a carrying amount of $35.3 million at December 31, 2007. The new loan bears interest at 8.5% per annum and matures in 2016. The original maturity of these loans was January 2006 and had a weighted average interest rate of 10.35%.

        On March 14, 2006, the Company received $38 million in proceeds, including $7.3 million in excess of the carrying value, upon the early repayment of a secured loan receivable due May 1, 2010. The amount received in excess of the carrying value of the secured loan receivable was included in interest and other income in 2006. This loan was secured by nine skilled nursing facilities and carried an interest rate of 11.4% per annum.

        On October 5, 2006, through the its merger with CRP, the Company assumed an agreement to provide an affiliate of the Cirrus Group, LLC with an interest only, senior secured term loan. The loan was modified during the year and now provides for a maturity date of December 31, 2008, with a one-year extension option, under which $79 million was borrowed to finance the acquisition, development, syndication and operation of new and existing surgical partnerships. Certain of these surgical partnerships are tenants in the MOBs CRP acquired from Cirrus. This loan accrues interest at a rate of 14.0%, of which 9.5% is payable monthly and the balance of 4.5% is deferred until maturity. The loan is subject to equity contribution requirements and borrower financial covenants and is collateralized by assets of the borrower (comprised primarily of interests in partnerships operating surgical facilities in premises leased from a Cirrus affiliate, HCP Ventures IV or the Company) and is guaranteed up to $50 million through a combination of (i) a personal guarantee of up to $13 million by a principal of Cirrus and (ii) a guarantee of the balance by other principals of Cirrus under arrangements for recourse limited only to their interests in certain entities owning real estate. At December 31, 2007, the carrying value of this loan is $85 million, including accrued interest of $6 million.

        On July 12, 2007, the Company received $44 million in proceeds, including $4 million in excess of the carrying value upon the early repayment of a secured loan receivable due December 28, 2015. The amount received in excess of the carrying value of the secured loan receivable is included in interest and other income. This loan was secured by a hospital in Texas and carried an interest rate of 8.75% per annum.

        On December 21, 2007, the Company made an investment in mezzanine loans having an aggregate face value of $1.0 billion, for approximately $900 million, as part of the financing for The Carlyle Group's $6.3 billion purchase of Manor Care, Inc. These loans bear interest on their face amounts at a floating rate of LIBOR plus 4.0%, mature in January 2013, and are pre-payable at any time subject to payment of yield maintenance fee during the first twelve months and are mandatorily pre-payable in January 2012 unless the borrower satisfies certain financial conditions. These loans are secured by an indirect pledge of the equity ownership in 339 HCR ManorCare facilities located in 30 states and are subordinate to other debt, approximately $3.6 billion at closing.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8)   Investments in and Advances to Unconsolidated Joint Ventures

        The Company owns interests in the following entities which are accounted for under the equity method at December 31, 2007 (dollars in thousands):

Entity(1)	Investment(2)	Ownership %
HCP Ventures II	$144,228	35%
HCP Ventures III, LLC	13,088	30
HCP Ventures IV, LLC	48,864	20
Arborwood Living Center, LLC(3)	946	45
Greenleaf Living Centers, LLC(3)	462	45
Suburban Properties, LLC	4,990	67
LASDK LP(4)	14,132	63
Britannia Biotech Gateway LP(4)	15,625	55
Torrey Pines Science Center LP(4)	4,940	50
Advances to unconsolidated joint ventures, net	1,619

	$248,894

Edgewood Assisted Living Center, LLC(3)(5)	$(410)	45
Seminole Shores Living Center, LLC(3)(5)	(805)	50

	$(1,215)

(1)
These joint ventures are not consolidated since the Company does not control, through voting rights or other means, the joint ventures. See Note 2 regarding the Company's policy on consolidation.

(2)
Represents the carrying value of the Company's investment in the unconsolidated joint venture. See Note 2 regarding the Company's policy for accounting for joint venture interests.

(3)
As of December 31, 2007, the Company has guaranteed in the aggregate $7 million of a total of $15 million of notes payable for these four joint ventures. No liability has been recorded related to these guarantees as of December 31, 2007.

(4)
Represents interests acquired in the SEUSA acquisition.

(5)
Negative investment amounts are included in accounts payable and accrued liabilities.

        On October 27, 2006, the Company formed an MOB joint venture, HCP Ventures III, LLC ("HCP Ventures III"), with an institutional capital partner. The joint venture includes 13 properties valued at $140 million and encumbered by $92 million of mortgage debt. Upon sale of a 70% interest in the venture, the Company received approximately $36 million in proceeds, including a one-time acquisition fee of $0.7 million, which is included in investment management fee income for the year ended December 31, 2006. A 30% interest in the venture was retained by an 85% owned subsidiary of the Company, which represents an effective 26% interest. The Company acts as the managing member and receives asset management fees.

        On January 5, 2007, the Company formed a senior housing joint venture, HCP Ventures II, with an institutional capital partner. The joint venture includes 25 properties valued at $1.1 billion and encumbered by a $686 million secured debt facility. Upon the sale of a 65% interest in the venture, the Company received approximately $280 million in proceeds, including a one-time acquisition fee of

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$5.4 million. The one-time acquisition fee of $5.4 million is included in investment management fee income for the year ended December 31, 2007. The Company acts as the managing member and receives asset management fees.

        On April 30, 2007, the Company formed an MOB joint venture, HCP Ventures IV, with an institutional capital partner. The joint venture included 55 properties valued at approximately $585 million and encumbered by $344 million of secured debt. Upon the sale of an 80% interest in the venture, the Company received proceeds of $196 million and recognized a gain on sale of real estate interest of $10 million. These proceeds included a one-time acquisition fee of $3 million, which is included in investment management fee income for the year ended December 31, 2007. The Company acts as the managing member and receives asset management fees.

        During the year ended December 31, 2007, HCP Ventures IV acquired three MOBs valued at $58 million and concurrently placed $38 million of secured debt. The acquisitions were funded pro-rata by the Company and its joint venture partner.

        Summarized combined financial information for the Company's unconsolidated joint ventures follows (in thousands):

	December 31,
	2007	2006
Real estate, net	$1,752,289	$150,206
Other assets, net	195,816	25,358

Total assets	$1,948,105	$175,564

Notes payable	$1,192,270	$116,805
Accounts payable	45,427	13,690
Other partners' capital	511,149	32,549
HCP's capital(1)	199,259	12,520

Total liabilities and partners' capital	$1,948,105	$175,564

	Year Ended December 31,
	2007	2006(2)	2005(2)
Total revenues	$160,460	$78,475	$75,527

Discontinued operations	—	20,512	(2,715)

Net income (loss)	10,817	24,402	(3,387)

HCP's equity income (loss)	5,645	8,331	(1,123)

Fees earned by HCP	13,581	3,895	3,184

Distributions received, net	483,557	40,446	5,302

(1)
Aggregate basis difference of the Company's investments in these joint ventures of $47 million, as of December 31, 2007, is primarily attributable to real estate and related intangible assets.

(2)
Includes financial information related to two joint ventures with ARC that were sold on June 30, 2005 (see Note 7) and the results of HCP MOP, which was consolidated beginning on November 30, 2006.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  HCP Medical Office Portfolio, LLC

        HCP MOP was a joint venture formed in June 2003 between the Company and an affiliate of General Electric Company ("GE"). HCP MOP was engaged in the acquisition, development and operation of MOB properties. Prior to November 30, 2006, the Company was the managing member and had a 33% ownership interest therein. On November 30, 2006, the Company acquired the interest held by GE for $141 million, which resulted in the consolidation of HCP MOP beginning on that date. The Company is now the sole owner of the venture and its 59 MOBs. Under the purchase method of accounting, the cost of the HCP MOP acquisition was allocated based on the relative fair values as of the date that the Company acquired each of its interests in HCP MOP. During the year ended December 31, 2007, the Company revised its initial purchase price allocation of its acquired interest in HCP MOP, which resulted in the Company allocating an additional $42 million to land and reducing intangible assets by the same amount from its preliminary allocation at December 31, 2006. The changes from the Company's initial purchase price allocation did not have a significant impact on the Company's results of operations during the years ended December 31, 2007 and 2006.

        The calculation of the carrying amount of the assets and liabilities for HCP MOP follows (in thousands):

Cash consideration paid for GE's partnership interest	$141,286
Carrying value of equity method investment	42,427

183,713
Additional cash considerations paid to retire GE's loan to the venture and acquisition costs, net of cash acquired	(3,123)

Total	180,590
Fair value of liabilities assumed, including debt	277,993

Total	$458,583

        The following table summarizes the purchase price allocation as of November 30, 2006 for HCP MOP (in thousands):

Assets acquired
Buildings and improvements	$342,073
Land	61,397
Restricted cash	2,056
Intangible assets	42,853
Other assets	10,204

Total assets acquired	$458,583

Liabilities assumed
Mortgages payable	$250,741
Intangible liabilities	10,841
Other liabilities	16,411

Total liabilities assumed	277,993

Net assets acquired	$180,590

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

(9)   Intangibles

        At December 31, 2007 and 2006, intangible lease assets, comprised of lease-up, favorable market lease intangibles, and intangible assets related to non-compete agreements, were $725.3 million and $430.3 million, respectively. At December 31, 2007 and 2006, the accumulated amortization of intangible assets was $101.6 million and $49.7 million, respectively. The increase in intangible assets in 2007 from 2006 was primarily attributable to the acquisition of SEUSA. The weighted average amortization period of intangible assets at December 31, 2007 and 2006 was approximately 10 and 21 years, respectively.

        At December 31, 2007 and 2006, unfavorable market lease intangibles were $311.5 million and $140.8 million, respectively. At December 31, 2007 and 2006, the accumulated amortization of intangible liabilities was $32.9 million and $6.7 million, respectively. The increase in intangible liabilities in 2007 from 2006 was primarily attributable to the acquisition of SEUSA. The weighted average amortization period of unfavorable market lease intangibles is approximately 10 and 12 years, respectively.

        For the years ended December 31, 2007, 2006 and 2005, rental income includes additional revenues of $6.3 million, $1.5 million and $2.0 million respectively, from the amortization of net unfavorable market lease intangibles. For the years ended December 31, 2007, 2006 and 2005, the Company recognized amortization expenses of $58.8 million, $18.2 million and $6.9 million, respectively, from the amortization of other intangible assets. For the years ended December 31, 2007, 2006 and 2005, operating expense includes additional expense of $0.2 million, $0.7 million and $0.1 million, respectively, primarily from the amortization of net favorable market ground lease intangibles.

        Estimated aggregate amortization of intangible assets and liabilities for each of the five succeeding fiscal years and thereafter follows (in thousands):

	Intangible Assets	Intangible Liabilities	Net Intangible Amortization
2008	$97,356	$35,830	$61,526
2009	83,942	33,648	50,294
2010	70,018	28,960	41,058
2011	53,615	24,853	28,762
2012	49,156	23,823	25,333
Thereafter	269,563	131,439	138,124

	$623,650	$278,553	$345,097

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Other Assets

        The Company's other assets consisted of the following (in thousands):

	December 31,
	2007	2006
Marketable debt securities	$289,163	$322,500
Marketable equity securities	13,761	15,159
Goodwill	51,746	51,746
Straight-line rent assets, net	76,188	35,582
Deferred debt issuance costs, net	16,787	27,499
Other	68,488	23,849

Total other assets	$516,133	$476,335

        At December 31, 2007, the Company had debt securities with a carrying value of $269.7 million, which includes $14.7 million in unrealized gains. At December 31, 2006, the Company had debt securities with a carrying value of $323 million, which includes $23 million in unrealized gains. At December 31, 2007, the Company had an unrealized loss of $0.5 million on one of its debt securities with a carrying value of $19.5 million, whereas, at December 31, 2006, there were no debt securities with unrealized losses. Unrealized losses are primarily due to interest rate fluctuations during the year. The securities are not considered to be other-than-temporarily impaired as the Company has the intent and ability to hold these debt investments until they recover in value or mature. Debt securities accrue interest at interest rates ranging from 9.25% to 9.625%, and mature in November 2016 and April 2017. During the year ended December 31, 2007, the Company realized gains totaling $3.9 million, which are included in interest and other income, related to the sale of $45 million of the debt securities.

        At December 31, 2007, the Company had equity securities with a carrying value of $1.2 million, which includes $0.2 million in gross unrealized losses. Unrealized losses are primarily due to interest rate fluctuations and market conditions during the year. The securities are not considered to be other-than-temporarily impaired as the Company has the intent and ability to hold these equity investments until they recover in value. At December 31, 2007, the Company had equity securities with a carrying value of $1.0 million, which includes $0.3 million in gross unrealized gains. At December 31, 2006, the Company had equity securities with a carrying value of $15.2 million, which includes $2 million in unrealized gains. During the years ended December 31, 2007 and 2006, the Company realized gains totaling $0.5 million and $2.0 million, respectively, related to the sale of various equity securities.

        In addition to the $1.2 million of equity securities at December 31, 2007, the Company had $11.6 million of marketable equity securities where a loss of $4.1 million was recognized. The Company evaluated the near-term prospects for the securities in relation to the severity and duration of the impairment and concluded that despite the Company's ability and intent to hold this investment for a reasonable period of time sufficient for a forecasted recovery, the Company has considered the investment to be other-than-temporarily impaired at December 31, 2007.

(11) Debt

  Bank Lines of Credit and Bridge and Term Loans

        In connection with the completion of the SEUSA acquisition, on August 1, 2007, the Company terminated its former $1.0 billion line of credit facility and closed on a $2.75 billion bridge loan and a

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$1.5 billion revolving line of credit facility with a syndicate of banks. The Company incurred a charge of $6.2 million related to the write-off of unamortized loan fees associated with its previous line of credit facility.

        The Company's $1.5 billion revolving line of credit facility matures on August 1, 2011 and can be increased up to $2.0 billion subject to certain conditions. This revolving line of credit accrues interest at a rate per annum equal to LIBOR plus a margin ranging from 0.325% to 1.00%, depending upon the Company's debt ratings. The Company pays a facility fee on the entire revolving commitment ranging from 0.10% to 0.25%, depending upon the Company's debt ratings. The revolving line of credit facility contains a negotiated rate option, whereby the lenders participating in the line of credit facility bid on the interest to be charged which may result in a reduced interest rate, and is available for up to 50% of borrowings. Based on the Company's debt ratings on January 1, 2008, the margin on the revolving line of credit facility is 0.55% and the facility fee is 0.15%. As of December 31, 2007, the Company had $951.7 million outstanding under this credit facility with a weighted average effective interest rate of 5.66% and $548.3 million of available, unused borrowing capacity.

        The revolving line of credit facility and bridge loan contain certain financial restrictions and other customary requirements. Among other things, these covenants, using terms defined in the agreement, initially limit the ratio of (i) Consolidated Total Indebtedness to Consolidated Total Asset Value to 75%, (ii) Secured Debt to Consolidated Total Asset Value to 30% and (iii) Unsecured Debt to Consolidated Unencumbered Asset Value to 90%. The agreement also requires that the Company maintains (i) a Fixed Charge Coverage ratio, as defined in the agreement, of 1.50 times and (ii) a formula-determined Minimum Consolidated Tangible Net Worth. A portion of these financial covenants become more restrictive over a period of approximately two years and ultimately (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 65% and (iii) require a Fixed Charge Coverage ratio, as defined in the agreement, of 1.75 times. As of December 31, 2007, the Company was in compliance with each of the restrictions and requirements of its revolving line of credit facility.

        The Company's bridge loan with an initial balance of $2.75 billion, has an initial maturity date of July 31, 2008, and an extended maturity date of July 31, 2009 with the exercise of two optional 6-month extension options, subject to debt covenant compliance and extension fees. The bridge loan accrues interest at a rate per annum equal to LIBOR plus a margin ranging from 0.425% to 1.25%, depending upon the Company's debt ratings. Based on the Company's debt ratings on January 1, 2008, the margin on the bridge loan facility is 0.70%. Using proceeds from sales of real estate in August 2007 and capital market transactions in October 2007, the Company made aggregate payments of approximately $1.4 billion, reducing the outstanding principal balance of the bridge loan to $1.35 billion.

        On October 5, 2006, in connection with the CRP merger, the Company entered into credit agreements with a syndicate of banks providing for aggregate borrowings of $3.4 billion. The facilities included a $0.7 billion bridge loan, a $1.7 billion two-year term loan and a $1.0 billion bank line of credit. Concurrent with the acquisition of SEUSA, the Company terminated the $1.0 billion bank line of credit. The Company repaid the bridge loan facility on November 10, 2006. On January 22, 2007, the Company repaid all amounts outstanding under a former $1.7 billion term loan with proceeds from capital market, sales of assets and joint venture transactions.

  Senior Unsecured Notes

        At December 31, 2007, the Company had $3.8 billion in aggregate principal amount of senior unsecured notes outstanding. Interest rates on the notes ranged from 4.88% to 7.07% at December 31, 2007. The weighted average effective interest rate on the senior unsecured notes at December 31, 2007

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and 2006, was 6.18% and 5.88%, respectively. Discounts and premiums are amortized to interest expense over the term of the related debt.

        The following is a summary of senior unsecured notes outstanding at December 31, 2007 (dollars in thousands):

Year Issued	Maturity	Principal Amount	Contractual Interest Rate
2006	2008	$300,000	5.44%
1995	2010	6,421	6.62
2005	2010	200,000	4.88
2006	2011	300,000	5.95
2002	2012	250,000	6.45
2006	2013	550,000	5.63-5.65
2004	2014	87,000	5.89-6.29
2003	2015	200,000	6.00
1998	2015	200,000	7.07
2006	2016	400,000	6.30
2005	2017	250,000	5.63
2007	2017	500,000	6.00
2007	2018	600,000	6.70

		3,843,421
Net discounts		(23,471)

		$3,819,950

        On February 27, 2006, the Company issued $150 million of 5.625% senior unsecured notes due in 2013. The notes were priced at 99.071% of the principal amount for an effective yield of 5.788%. The Company received net proceeds of $149 million, which were used to repay outstanding indebtedness and for other general corporate purposes.

        On September 19, 2006, the Company issued $1 billion of senior unsecured notes, which consisted of $300 million of floating rate notes due in 2008, $300 million of 5.95% notes due in 2011 and $400 million of 6.30% notes due in 2016. The notes were priced at 100% of the principal amount for the floating rate notes due in 2008, 99.971% of the principal amount for an effective yield of 5.957% for the 5.95% notes due in 2011, and 99.877% of the principal amount for an effective yield of 6.317% for the 6.30% notes due in 2016. The Company received net proceeds of $994 million, which together with cash on hand and borrowings under the new credit facilities were used to repay its then existing credit facility and to finance the CRP merger.

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

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        On October 15, 2007, the Company issued $600 million in aggregate principal amount of 6.70% senior unsecured notes due in 2018. The notes were priced at 99.793% of the principal amount for an effective yield of 6.73%. The Company received net proceeds of approximately $595 million, which were used to repay outstanding borrowings under the Company's bridge loan.

        In February and October 2006, the Company repaid an aggregate of $255 million of maturing senior unsecured notes which accrued interest at a weighted average rate of 7.1%.

        In March and April 2007, the Company repaid an aggregate of $20 million of maturing senior unsecured notes which accrued interest at a weighted average rate of 7.46%.

        The senior unsecured notes contain certain covenants including limitations on debt and other customary terms. As of December 31, 2007, the Company was in compliance with these covenants.

  Mortgage Debt

        At December 31, 2007, the Company had $1.3 billion in mortgage debt secured by 199 healthcare facilities with a carrying amount of $2.7 billion. Interest rates on the mortgage notes ranged from 3.33% to 8.63% with a weighted average effective rate of 6.02% at December 31, 2007.

        Following is a summary of mortgage debt outstanding by maturity date at December 31, 2007 (dollars in thousands):

Maturity	Amount	Weighted Average Interest Rate
2008	$67,233	6.16%
2009	217,707	6.00
2010	284,534	6.20
2011	125,292	6.50
2012	98,209	6.05
2013	77,674	6.41
2014	215,146	5.75
2015	40,590	5.45
2016	73,029	6.25
2019	5,186	5.20
Thereafter	69,087	6.04

	1,273,687
Net premiums	7,074

	$1,280,761

        Secured debt generally requires monthly principal and interest payments. Some of the loans are also cross-collateralized by multiple properties. The secured debt is collateralized by deeds of trust or mortgages on certain properties and is generally non-recourse. Mortgage debt encumbering properties typically restricts title transfer of the respective properties subject to the terms of the mortgage, prohibits additional liens, restricts prepayment, requires payment of real estate taxes, requires maintenance of the properties in good condition, requires maintenance of insurance on the properties and includes a requirement to obtain lender consent to enter into and terminate material tenant leases.

        On December 21, 2006, in anticipation of the Company's senior housing joint venture that closed on January 5, 2007, the Company expanded an existing secured debt facility to $686 million, receiving

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$446 million in proceeds. The facility, which encumbers the venture's 25 assets, bears interest at a weighted average rate of 5.66% and is classified as mortgage debt on assets held for contribution at December 31, 2006. The funds from the expanded debt facility were used to repay borrowings under the Company's term loan facility. See Note 8 for further discussion on the HCP Ventures II transaction.

        In addition to the mortgage debt issued discussed above, during 2006, the Company obtained $165 million of ten-year mortgage financing with a weighted average effective rate of 6.36% in five separate transactions. The Company received net proceeds of $161.9 million, which were used to repay outstanding indebtedness and for other general corporate purposes.

        On April 27, 2007, in anticipation of the formation of HCP Ventures IV, $122 million of 10-year term mortgage notes were placed with an interest rate of 5.53%. The proceeds from the placement of these notes were used to repay borrowings under the Company's previous $1.0 billion revolving credit facility and for other general corporate purposes.

  Other Debt

        In connection with the CRP merger on October 5, 2006, the Company assumed non-interest bearing Life Care Bonds at its two CCRCs and non-interest bearing occupancy fee deposits at another of its senior housing facilities, all of which were payable to certain residents of the facilities (collectively "Life Care Bonds"). At December 31, 2007, $39.4 million of the Life Care Bonds were refundable to the residents upon the resident moving out or to their estate upon death, and $69.1 million of the Life Care Bonds were refundable after the unit is successfully remarketed to a new resident.

  Debt Maturities

        Debt maturities and scheduled principal payments at December 31, 2007 are as follows (in thousands):

Year	Bank Line of Credit	Bridge Loan	Senior Notes	Mortgage Debt	Other Debt	Total
2008	$—	$—	$300,000	$91,896	$108,496	$500,392
2009	—	1,350,000	—	271,844	—	1,621,844
2010	—	—	206,421	292,562	—	498,983
2011	951,700	—	300,000	130,069	—	1,381,769
2012	—	—	250,000	102,054	—	352,054
Thereafter	—	—	2,787,000	385,262	—	3,172,262

	$951,700	$1,350,000	$3,843,421	$1,273,687	$108,496	$7,527,304

(12) Disclosures About Fair Value of Financial Instruments

        The carrying amounts of cash and cash equivalents, restricted cash, receivables, bank lines of credit, bridge and term loans, payables, and accrued liabilities are reasonable estimates of fair value because of the short maturities of these instruments. Fair values for loans receivable, senior unsecured notes and mortgage debt are estimates based on rates currently prevailing for similar instruments of similar maturities. The fair values of the interest rate swaps and warrants were determined based on

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

observable market assumptions and standardized derivative pricing models. The fair values of the marketable equity and debt securities were determined based on market quotes.

	December 31,
	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Loans receivable	$1,065,485	$1,068,897	$196,480	$221,154
Marketable debt securities	289,163	289,163	322,500	322,500
Marketable equity securities	13,761	13,761	15,159	15,159
Warrants	2,560	2,560	—	—
Senior unsecured notes and mortgage debt	5,100,711	4,982,421	4,965,176	5,057,471
Interest rate swaps-assets	2,022	2,022	—	—
Interest rate swaps-liabilities	12,519	12,519	328	328

(13) Commitments and Contingencies

        Legal Proceedings.    From time to time, the Company is a party to legal proceedings, lawsuits and other claims that arise in the ordinary course of the Company's business. Regardless of their merits, these matters may force the Company to expend significant financial resources. Except as described below, the Company is not aware of any legal proceedings or claims that it believes may have, individually or taken together, a material adverse effect on the Company's business, prospects, financial condition or results of operations. The Company's policy is to accrue legal expenses as they are incurred.

        On May 3, 2007, Ventas, Inc. filed a complaint against the Company in the United States District Court for the Western District of Kentucky, asserting claims of tortious interference with contract and tortious interference with prospective business advantage. The complaint alleges, among other things, that the Company interfered with Ventas' purchase agreement with Sunrise Senior Living Real Estate Investment Trust ("Sunrise REIT"); that the Company interfered with Ventas' prospective business advantage in connection with the Sunrise REIT transaction; and that the Company's actions caused Ventas to suffer damages, including the payment of over $100 million in additional consideration to acquire the Sunrise REIT assets. Ventas is seeking monetary relief, including compensatory and punitive damages, against the Company. On July 2, 2007, the Company filed its answer to Ventas' complaint and a motion to dismiss the complaint in its entirety. On December 19, 2007, the court denied the motion to dismiss. The Company believes that Ventas' claims are without merit and intends to vigorously defend against Ventas' lawsuit. The Company expects that defending its interests in this matter will require it to expend significant funds. The Company is unable to estimate the ultimate aggregate amount of monetary liability or financial impact with respect to this matter as of December 31, 2007.

        In April 2007, the Company and Health Care Property Partners ("HCPP"), a joint venture between the Company and an affiliate of Tenet Healthcare Corporation ("Tenet"), served Tenet and certain Tenet subsidiaries with notices of default with respect to a hospital in Tarzana, California, and two other hospitals that are leased by such affiliates from the Company and HCPP. The notices of default generally relate to deferred maintenance and compliance with legal requirements, including compliance with the requirements of State of California Senate Bill 1953 ("SB 1953") (further described below). On May 8, 2007, certain subsidiaries of Tenet filed a complaint against the Company in the Superior Court of the State of California for the County of Los Angeles with respect to the

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

hospital owned by the Company and initiated arbitration actions with respect to the two hospitals owned by HCPP, in each case asserting various causes of action generally relating to such notices of default. Upon Tenet's failure to fully remedy all of the items set forth in the notices of default to the Company's satisfaction, the Company, on July 27, 2007, exercised its right to terminate the leases to Tenet of four other hospitals owned by the Company, effective December 31, 2007, invoking cross-default provisions under such leases. On September 24, 2007, Tenet amended its original complaint and added claims by the lessees under the four terminated leases substantially similar to the previously-filed claims. Tenet's subsidiaries are seeking declaratory, injunctive and monetary relief, including compensatory and punitive damages, against the Company and HCPP. On October 8, 2007, HCPP responded to the claims by Tenet's subsidiaries in the arbitration action, raising its own claims against Tenet and the lessees of the two hospitals relating to the matters described in the notices of default, and on October 17, 2007, the Company similarly filed a counterclaim against Tenet and the plaintiffs in the California state court action. On October 16, 2007, Lake Health Care Facilities, Inc., another subsidiary of Tenet and the non-managing general partner of HCPP, filed a complaint against the Company in the Superior Court of the State of California for the County of Los Angeles in which it alleges that the service of the notices of default upon HCPP's tenants was a breach of the Company's fiduciary duties as managing partner of HCPP and that the Company has breached the HCPP partnership agreement. The Company believes that the claims by Tenet's subsidiaries are without merit and intends to vigorously defend against their lawsuit.

        State of California Senate Bill 1953.    The hospital owned by the Company in Tarzana, California, which hospital is a subject of the litigation with Tenet described above, is affected by SB 1953, which requires certain seismic safety building standards for acute care hospital facilities. This hospital is operated by Tenet under a lease expiring in February 2009. The Company is currently reviewing the SB 1953 compliance of this hospital, multiple plans of action to cause such compliance, the estimated time for completing the same, and the cost of performing necessary retrofitting of the property. As indicated above, the Company is currently disputing with Tenet responsibility for performance of compliance activities. Rental income from the hospital for the years ended December 31, 2007 and 2006 were $10.9 million and $10.8 million, respectively. At December 31, 2007, the carrying amount of the property was $71.7 million.

        Development Commitments.    As of December 31, 2007, the Company was committed under the terms of contracts to complete the construction of properties undergoing development at a remaining aggregate cost of approximately $95.7 million.

        Concentration of Credit Risk.    Concentrations of credit risks arise when a number of operators, tenants or obligors related to the Company's investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. The Company regularly monitors various segments of its portfolio to assess potential concentrations of risks. Management believes the current portfolio is reasonably well diversified across healthcare related real estate and does not contain any unusual concentration of credit risks, except as disclosed herein. The Company does not have significant foreign operations.

        On December 21, 2007, the Company made an investment in mezzanine loans to HCR ManorCare with an aggregate face value of $1.0 billion, for approximately $900 million. At December 31, 2007, these loans represented approximately 72% of our skilled nursing segment assets and 7% of our total segment assets.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        At December 31, 2007, the Company leased 81 of its senior housing facilities to nine VIE Tenants which contributed 16% and 6% of the Company's revenues for the year ended December 31, 2007 and 2006, respectively. At December 31, 2007, these properties had a combined gross real estate and net investment in direct financing lease value of $1.3 billion, which represented approximately 30% of our senior housing segment assets and 11% of our total segment assets.

        These VIE Tenants, are thinly capitalized corporations that rely on the cash flow generated from the senior housing facilities to pay operating expenses, including rent obligations under their leases. The 81 senior housing facilities leased to the VIE Tenants are operated by Sunrise Senior Living Services, Inc. ("Sunrise"), a wholly owned subsidiary of Sunrise Senior Living, Inc. The Company acquired these leases in its merger with CRP on October 5, 2006. No other tenant or operator contributed more than 10% of total revenues.

        Sunrise is publicly traded and is subject to the informational filing requirements of the Securities and Exchange Act of 1934, as amended and is required to file periodic reports on Form 10-K and Form 10-Q with the Securities and Exchange Commission ("SEC"). However, Sunrise is the subject of a formal SEC investigation and is currently restating its financial statements for the years ended December 31, 2003, 2004 and 2005. In addition, Sunrise has not filed its periodic reports on Form 10-Q and Form 10-K subsequent to 2005.

        To mitigate credit risk of certain senior housing leases, including leases to the VIE Tenants, leases are combined into portfolios that contain cross-default terms, so that if a tenant of any of the properties in a portfolio defaults on its obligations under its lease, the Company may pursue its remedies under the lease with respect to any of the properties in the portfolio. Certain portfolios also contain terms whereby the net operating profits of the properties are combined for the purpose of funding rental payments due under each lease.

        At December 31, 2007 and 2006, the Company's gross real estate assets in the state of California, excluding assets held for sale, represented approximately 31% and 14% of our total segment assets, respectively.

        DownREIT Partnerships.    In connection with the formation of certain DownREIT partnerships, many partners contribute appreciated real estate to the DownREIT in exchange for their DownREIT units. These contributions are generally tax-free, so that the pre-contribution gain related to the property is not taxed to the partner. However, if the contributed property is later sold by the partnership, the unamortized pre-contribution gain that exists at the date of sale is specially allocated and taxed to the contributing partners. In many of the DownREITs, the Company has entered into indemnification agreements with those partners who contributed appreciated property into the partnership. Under these indemnification agreements, if any of the appreciated real estate contributed by the partners is sold by the partnership in a taxable transaction within a specified number of years after the property was contributed, HCP will reimburse the affected partners for the federal and state income taxes associated with the pre-contribution gain that is specially allocated to the affected partner under the Code ("make-whole payments"). These make-whole payments include a tax gross-up provision.

        Master Trust Liabilities.    Certain residents of two of the Company's senior housing facilities have entered into a master trust agreement with the operator of the facilities whereby amounts paid upfront by such residents were deposited into a trust account. These funds were then made available to the senior housing operator in the form of a non-interest bearing loan to provide permanent financing for the related communities. The operator of the senior housing facility is the borrower under these

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

arrangements; however, two of the Company's properties are collateral under the master trust agreements. As of December 31, 2007, the remaining obligation under the master trust agreements for these two properties is $14 million. The Company's property is released as collateral as the master trust liabilities are extinguished.

        Earn-out Obligations.    Pursuant to the terms of certain acquisition-related agreements, the Company may be obligated to make additional payments ("Earn-outs") upon the achievement of certain criteria. If it is probable at the time of acquisition of the related properties that the Earn-out criteria will be achieved, the Earn-out payments are accrued. Otherwise, the additional purchase consideration is recognized when the performance criteria are achieved. At December 31, 2007 and 2006, the Company had Earn-out obligations in the aggregate of $6.5 million and $7.1 million, respectively.

        Credit Enhancement Guarantee.    Certain of the Company's senior housing facilities are collateral for $140 million of debt (maturing May 1, 2025) that is owed by a previous owner of the facilities. The Company's obligation under such indebtedness is guaranteed by the debtor who has an investment grade credit rating. These senior housing facilities, which are classified as DFLs, were acquired in the Company's merger with CRP. As of December 31, 2007, the facilities have a carrying value of $347.1 million.

        Environmental costs.    The Company monitors its properties for the presence of hazardous or toxic substances. The Company is not aware of any environmental liability with respect to the properties that would have a material adverse effect on the Company's business, financial condition or results of operations. The existence of any such material environmental liability would have an adverse effect on the Company's results of operations and cash flow. The Company carries environmental insurance and believes that the policy terms, conditions, limitations and deductibles are adequate and appropriate under the circumstances, given the relative risk of loss, the cost of such coverage and current industry practice.

        General Uninsured Losses.    The Company obtains various types of insurance to mitigate the impact of property, business interruption, liability, flood, windstorm, earthquake, environmental and terrorism related losses. The Company attempts to obtain appropriate policy terms, conditions, limits and deductibles considering the relative risk of loss, the cost of such coverage and current industry practice. There are, however, certain types of extraordinary losses, such as those due to acts of war or other events that may be either uninsurable or not economically insurable. In addition, the Company has a large number of properties that are exposed to earthquake, flood and windstorm and the insurance for such losses carries high deductibles. Should an uninsured loss occur at a property, the Company's assets may become impaired and the Company may not be able to operate its business at the property for an extended period of time.

        Leases with certain tenants contain purchase options whereby the tenant may elect to acquire the underlying real estate. Annualized lease payments to be received from leases subject to purchase

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

options, in the year that these purchase options are exercisable, are summarized as follows (dollars in thousands):

Year	Annualized Base Rent	Number of Properties
2008	$19,781	8
2009	35,815	20
2010	3,356	2
2011	7,828	11
2012	60,200	50
Thereafter	126,980	91

	$253,960	182

        The Company's rental expense attributable to continuing operations for the years ended December 31, 2007, 2006 and 2005 was approximately $5.2 million, $4.2 million and $2.6 million, respectively. These rental expense amounts include ground rent and other leases. Ground leases generally require fixed annual rent payments and may also include escalation clauses and renewal options. These leases have terms that expire during the next 96 years, excluding extension options. Future minimum lease obligations under non-cancelable ground leases as of December 31, 2007 were as follows (in thousands):

Year	Amount
2008	$4,744
2009	4,809
2010	4,591
2011	4,643
2012	4,630
Thereafter	166,900

Total	$190,317

(14) Stockholders' Equity

  Preferred Stock

        The following summarizes cumulative redeemable preferred stock outstanding at December 31, 2007:

Series	Shares Outstanding	Issue Price	Dividend Rate	Callable at Par on or After
Series E	4,000,000	$25/share	7.25%	September 15, 2008
Series F	7,820,000	$25/share	7.10%	December 3, 2008

        The Series E and Series F preferred stock have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities of the Company. Dividends are payable quarterly in arrears.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Dividends on preferred stock are characterized as ordinary income, capital gains, or a combination thereof for federal income tax purposes and are summarized in the following annual distribution table:

		Annual Dividends Per Share
		Capital Gain Distribution			Ordinary Income
Series	Dividend Rate
		2007	2006	2005	2007	2006	2005
Series E	7.250%	$1.1444	$0.5838	$0.0504	$0.6681	$1.2287	$1.7621
Series F	7.100	1.1208	0.5717	0.0493	0.6542	1.2033	1.7257

        On January 28, 2008, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.45313 per share on its Series E cumulative redeemable preferred stock and $0.44375 per share on its Series F cumulative redeemable preferred stock. These dividends will be paid on March 31, 2008 to stockholders of record as of the close of business on March 14, 2008.

  Common Stock

        Dividends on the Company's common stock are characterized for federal income tax purposes as taxable ordinary income, capital gain distributions, nontaxable distributions or a combination thereof. Following is the characterization of the Company's annual common stock dividends per share:

	Year Ended December 31,
	2007	2006	2005
Taxable ordinary income	$0.6561	$1.1124	$1.0492
Capital gain distribution	1.1239	0.5285	0.0300
Nontaxable distribution	—	0.0591	0.6008

	$1.7800	$1.7000	$1.6800

        Following is the characterization of distributions received by CRP stockholders prior to the merger on October 5, 2006:

	January 1, 2006 to October 5, 2006	Year Ended December 31, 2005
Taxable ordinary income	—%	67%
Capital gain distribution (unrecaptured IRC Section 1250 gain income)	100	—
Return of capital	—	33

Nontaxable distribution	100%	100%

        During 2007 and 2006, the Company issued 1.6 million and 0.8 million shares of common stock, respectively, under its Dividend Reinvestment and Stock Purchase Plan (DRIP). The Company issued 410,000 and 430,000 shares upon exercise of stock options during December 31, 2007 and 2006, respectively.

        During 2007 and 2006, the Company issued 282,000 and 112,000 shares of restricted stock, respectively, under the Company's 2000 Stock Incentive Plan, as amended, and the Company's 2006 Performance Incentive Plan. The Company also issued 121,000 and 129,000 shares upon the vesting of performance restricted stock units during December 31, 2007 and 2006, respectively.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        On October 5, 2006, the Company issued an aggregate of 27.2 million shares of common stock in connection with the CRP and CRC mergers.

        On November 10, 2006, the Company issued 33.5 million shares of common stock and received net proceeds of approximately $960 million, which were used to repay the bridge loan facility and borrowings under the Company's previous term loan and revolving line of credit facility.

        On January 19, 2007, the Company issued 6.8 million shares of its common stock and received net proceeds of approximately $261.1 million, which were used to repay outstanding borrowings under the Company's former term loan facility and previous $1.0 billion revolving credit facility.

        On October 5, 2007, the Company issued 9 million shares of common stock and received net proceeds of approximately $302.6 million, which were used to repay borrowings under the Company's bridge loan facility.

        On January 28, 2008, the Company announced that its Board declared a quarterly cash dividend of $0.455 per share. The common stock cash dividend will be paid on February 21, 2008 to stockholders of record as of the close of business on February 7, 2008. The annualized rate of distribution for 2008 is $1.82, compared with $1.78 for 2007.

  Accumulated Other Comprehensive Income (Loss) ("AOCI")

	December 31,
	2007	2006
	(in thousands)
AOCI—unrealized gains on available-for-sale securities, net	$14,222	$24,536
AOCI—unrealized losses on cash flow hedges, net	(14,243)	(4,596)
Supplemental Executive Retirement Plan minimum liability	(2,113)	(2,215)
Foreign currency translation adjustment	32	—

Total Accumulated Other Comprehensive Income (Loss)	$(2,102)	$17,725

(15) Segment Disclosures

        The Company, together with its consolidated entities, invests primarily in real estate serving the healthcare industry in the United States. The Company evaluates its business and makes resource allocations on its five business segments—(i) senior housing, (ii) life science, (iii) medical office, (iv) hospital and (v) skilled nursing. Under the senior housing, life science, hospital and skilled nursing segments, the Company invests primarily in single operator or tenant properties through acquisition and development of real estate, secured financing and investment in marketable debt securities of operators in these sectors. Under the medical office segment, the Company invests through acquisition and secured financing in MOBs that are primarily leased under gross or modified gross leases, generally to multiple tenants, and which generally require a greater level of property management. The acquisition of SEUSA on August 1, 2007 resulted in a change to the Company's reportable segments. Prior to the SEUSA acquisition, the Company operated through two reportable segments—triple-net leased and medical office buildings. The senior housing, life science, hospital and skilled nursing segments were previously aggregated under the Company's triple-net leased segment. SEUSA's results are included in the Company's consolidated financial statements from the date of the Company's acquisition on August 1, 2007. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). There are no intersegment sales or

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

transfers. The Company evaluates performance based upon property net operating income from continuing operations ("NOI") of the combined properties in each segment.

        Non-segment assets consist primarily of real estate held for sale, real estate held for contribution and corporate assets including cash, restricted cash, accounts receivable, net and deferred financing costs. Interest expense, depreciation and amortization and non-property specific revenues and expenses are not allocated to individual segments in determining the Company's performance measure. See Note 12 for other information regarding concentrations of credit risk.

        Summary information for the reportable segments follows (in thousands):

        For the year ended December 31, 2007:

Segments	Rental and Related Revenues	Tenant Recoveries	Income From DFLs	Investment Management Fees	Total Revenues	NOI(1)	Interest and Other
Senior housing	$298,213	$—	$63,852	$8,579	$370,644	$347,940	$2,338
Life science	79,664	19,326	—	—	98,990	73,293	—
Medical office	286,556	48,936	—	5,002	340,494	190,725	—
Hospital	128,156	1,092	—	—	129,248	127,364	46,967
Skilled nursing	43,133	—	—	—	43,133	43,056	5,751

Total segments	835,722	69,354	63,852	13,581	982,509	782,378	55,056
Non-segment	—	—	—	—	—	—	20,620

Total	$835,722	$69,354	$63,852	$13,581	$982,509	$782,378	$75,676

        For the year ended December 31, 2006:

Segments	Rental and Related Revenues	Tenant Recoveries	Income From DFLs	Investment Management Fees	Total Revenues	NOI(1)	Interest and Other
Senior housing	$167,771	$—	$15,008	$—	$182,779	$169,930	$2,748
Life science	14,919	3,935	—	—	18,854	14,097	—
Medical office	165,942	28,098	—	3,895	197,935	125,096	—
Hospital	94,448	34	—	—	94,482	93,148	13,941
Skilled nursing	40,841	—	—	—	40,841	40,204	2,926

Total segments	483,921	32,067	15,008	3,895	534,891	442,475	19,615
Non-segment	—	—	—	—	—	—	15,201

Total	$483,921	$32,067	$15,008	$3,895	$534,891	$442,475	$34,816

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        For the year ended December 31, 2005:

Segments	Rental and Related Revenues	Tenant Recoveries	Investment Management Fees	Total Revenues	NOI(1)	Interest and Other
Senior housing	$84,281	$—	$—	$84,281	$78,209	$2,440
Life science	12,124	3,462	—	15,586	11,327	—
Medical office	113,463	17,605	3,184	134,252	84,077	—
Hospital	91,122	—	—	91,122	90,145	2,366
Skilled nursing	39,494	—	—	39,494	39,083	4,042

Total segments	340,484	21,067	3,184	364,735	302,841	8,848
Non-segment	—	—	—	—	—	14,057

Total	$340,484	$21,067	$3,184	$364,735	$302,841	$22,905

(1)
Net Operating Income from Continuing Operations ("NOI") is a non-GAAP supplemental financial measure used to evaluate the operating performance of real estate properties. The Company defines NOI as rental revenues, including tenant recoveries and income from direct financing leases, less property-level operating expenses. NOI excludes investment management fee income, interest expense, depreciation and amortization, general and administrative expenses, impairments, equity income (loss) from unconsolidated joint ventures, gain on sale of real estate interest, interest and other income, net, minority interests' share of earnings and discontinued operations. The Company believes NOI provides investors relevant and useful information because it measures the operating performance of the Company's real estate at the property level on an unleveraged basis. The Company uses NOI to make decisions about resource allocations and assess property-level performance. The Company believes that net income is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income as defined by GAAP since it does not reflect the aforementioned excluded items. Further, the Company's definition of NOI may not be comparable to that of other real estate investment trusts, as those companies may use different methodologies for calculating NOI.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following is a reconciliation from NOI to reported net income, the most direct comparable financial measure calculated and presented in accodance with GAAP (in thousands):

	Years ended December 31,
	2007	2006	2005
Net operating income from continuing operations	$782,378	$442,475	$302,841
Investment management fee income	13,581	3,895	3,184
Interest expense	(357,024)	(211,869)	(106,224)
Depreciation and amortization	(274,348)	(132,916)	(85,781)
General and administrative	(70,930)	(47,195)	(31,834)
Impairments	—	(3,577)	—
Equity income (loss) from unconsolidated joint ventures	5,645	8,331	(1,123)
Gain on sale of real estate interest	10,141	—	—
Interest and other income, net	75,676	34,816	22,905
Minority interests' share of earnings	(24,356)	(14,805)	(12,950)
Total discontinued operations	428,252	338,392	82,039

Net income	$589,015	$417,547	$173,057

        The Company's total assets by segment were:

	As of December 31,
Segments
	2007	2006
Senior housing	$4,461,719	$4,248,235
Life science	3,461,101	160,152
Medical office	2,336,772	1,971,754
Hospital	1,474,310	1,273,173
Skilled nursing	1,225,299	320,568

Gross segment assets	12,959,201	7,973,882
Accumulated depreciation and amortization	(797,460)	(562,911)

Net segment assets	12,161,741	7,410,971
Real estate held for sale, net	171	512,187
Real estate held for contribution	—	1,684,341
Non-segment assets	359,860	405,250

Total assets	$12,521,772	$10,012,749

        Segment assets include an allocation of the carrying value of goodwill. At December 31, 2007, goodwill is allocated as follows: (i) senior housing—$30.5 million, (ii) life science—$1.4 million, (iii) medical office—$11.4 million, (iv) hospital—$5.1 million and (v) skilled nursing—$3.3 million. In accordance with SFAS no. 142, the Company completed the required annual impairment test during the three months ended December 31, 2007. No impairment was recognized based on the results of the annual goodwill impairment test.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Derivative Financial Instruments

        The Company uses derivative financial instruments as hedges to manage risk associated with interest rate fluctuations on anticipated obligations and transactions. The Company does not use derivative financial instruments for trading purposes.

        The primary risks associated with derivative financial instruments are market risk and credit risk. Market risk is defined as the potential for loss in the value of the derivative due to adverse changes in market prices (interest rates). The use of derivative financial instruments allows the Company to manage the risk of increases in interest rates with respect to the effects these fluctuations would have on earnings and cash flows.

        Credit risk is the risk that one of the parties to a derivative contract fails to perform or meet their financial obligation under the contract. The Company does not obtain collateral to support financial instruments subject to credit risk but monitors the credit standing of the counterparties, primarily global institutional banks. The Company does not anticipate non-performance by any of the counterparties to its derivative contracts. However, should a counterparty fail to perform, the Company would incur a financial loss to the extent of the positive fair market value of the derivative contracts, if any.

        In July 2005, the Company entered into three interest-rate swap contracts that are designated as hedging the variability in expected cash flows related to variable rate debt assumed in connection with the acquisition of a portfolio of real estate assets. The cash flow hedges have a notional amount of $45.6 million and expire in July 2020. The aggregate fair value of these contracts at December 31, 2007, was $1.3 million and is included in other liabilities. For the year ended December 31, 2007, the Company recognized increased interest expense of $0.1 million and expects to recognize an additional $0.1 million attributable to these contracts during 2008. During the years ended December 31, 2007 and 2006, there was no ineffective portion related to these hedges.

        In August 2006, the Company entered into two treasury lock contracts that were designated as hedging the variability in forecasted interest payments, attributable to changes in the U.S. Treasury rate, on the forecasted issuance of long-term, fixed rate debt between September 1 and October 31, 2006. The cash flow hedges had a notional amount of $560.5 million and were settled with the counterparty on September 16, 2006, which was the date that the forecasted debt was issued. The cash settlement value of these contracts at September 16, 2006, was $4.4 million. The unamortized amount of these contracts at December 31, 2007, is $3.7 million and is included in accumulated other comprehensive income (loss). The Company determined that these treasury lock agreements were highly effective in offsetting the variability in the forecasted interest payments. Amounts reported in accumulated other comprehensive income (loss) related to these hedges will be recognized as additional interest expense on the Company's hedged fixed-rate debt, maturing 2011 and 2016. For the year ended December 31, 2007, the Company recognized increased interest expense of $0.5 million and expects to recognize an additional $0.5 million attributable to these contracts during 2008.

        During October and November 2007, the Company entered into two forward-starting interest rate swap contracts with notional amounts aggregating $900 million. Both contracts are required to be cash settled by June 30, 2008. The interest rate swap contracts are designated in qualifying, cash flow hedging relationships, to hedge its exposure to fluctuations in the benchmark interest rate component of interest payments on forecasted unsecured, fixed-rate debt expected to be issued in 2008. At December 31, 2007, the fair value of the two contracts were $2 million and $11 million, and are included in other assets and accounts payable and accrued liabilities, respectively. All components of the forward-starting interest rate swap contracts were included in the assessment and measurement of

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

hedge effectiveness. No amounts were reclassified from accumulated other comprehensive income during the current fiscal year.

        The following table summarizes the Company's outstanding interest rate swap contracts as of December 31, 2007 (dollars in thousands):

Date Entered	Effective Date		Swap End Date(2)	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount	Fair Value
July 13, 2005	July 19, 2005		July 15, 2020	3.820%	BMA Swap Index	$45,600	$(1,311)
October 24, 2007	June 30, 2008	(1)	June 30, 2018	4.999	3 Month LIBOR	500,000	(11,208)
November 29, 2007	June 30, 2008	(1)	June 30, 2018	4.648	3 Month LIBOR	400,000	2,022

Total						$945,600	$(10,497)

(1)
At the effective date the Company is mandatorily required to cash settle the forward-starting interest rate swap at fair value.

(2)
Swap end date represents the outside date of the interest rate swap for the purpose of establishing its fair value.

  Other Financial Derivative Instruments

        As part of the Company's acquisition of SEUSA in August 2007, the Company received two warrants to purchase common stock in publicly traded corporations that expire in 2013 and 2015. For the year ended December 31, 2007, these derivative instruments had an aggregate fair value of $2.6 million and are included in other assets. During the year ended December 31, 2007, the Company recognized $1.8 million in other income due to an increase in fair value of the instruments since their acquisition.

(17) Income Taxes

        The Company recorded income tax expense of $3.5 million in 2007 and a benefit of $0.7 million in 2005. The Company's federal and state income tax expense in 2006 was insignificant. Income taxes related to continuing operations were $1.5 million in 2007 and a benefit of $0.7 million in 2005. State taxes compromised $1.7 million, or 49%, of total income tax expense in 2007 and were insignificant for 2005. The Company's deferred income tax expense and its ending balance in deferred tax assets and liabilities were insignificant in the years ended December 31, 2007, 2006 and 2005. Income taxes related to continuing operations are included in general and administrative expense.

        At December 31, 2007 and 2006, the tax basis of the Company's net assets is less than the reported amounts by $2.4 billion and $481 million, respectively. The increase in the difference between the reported amounts and the tax basis is primarily related to the Company's acquisitions of SEUSA.

        The Company files numerous U.S. federal, state and local income and franchise tax returns. With few exceptions, the Company is no longer subject to U.S. federal, state or local tax examinations by taxing authorities for years prior to 2004.

  CRC Merger

        On October 5, 2006, the Company merged with CRC, a corporation subject to federal and state income taxes. For federal income tax purposes, the CRC merger was treated as a tax-free transaction

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

resulting in a carry-over tax basis in its assets. At December 31, 2007 and 2006, the Company's net tax basis in the CRC assets is less than reported amounts by $68.4 million and $74.4 million, respectively.

  SEUSA Acquisition

        On August 1, 2007, HCP Life Science REIT, a wholly-owned subsidiary, acquired the stock of SEUSA, causing SEUSA to become a qualified REIT subsidiary. As a result of the acquisition, HCP Life Science REIT succeeded to SEUSA's tax attributes, including SEUSA's tax basis in its net assets. Prior to the acquisition, SEUSA was a corporation subject to federal and state income taxes. HCP Life Science REIT will be subject to a corporate-level tax on any taxable disposition of SEUSA's pre-acquisition assets that occurred within ten years after the August 1, 2007 acquisition. The corporate-level tax would be assessed only to the extent of the built-in gain that existed on the date of acquisition, based on the fair market value of the asset on August 1, 2007. The Company does not expect to dispose of any asset included in the SEUSA acquisition, if such a disposition would result in the imposition of a material tax liability. As a result, the Company has not recorded a deferred tax liability associated with this corporate-level tax. Gains from asset dispositions occurring more than 10 years after the acquisition will not be subject to this corporate-level tax. However, the Company may dispose of SEUSA assets before the 10-year period if it is able to affect a tax deferred exchange. At December 31, 2007, the tax basis of the Company's net assets included in the SEUSA acquisition is less than the reported amounts by $1.8 billion.

        In connection with the SEUSA acquisition, the Company assumed SEUSA's unrecognized tax benefits of $8.0 million. A reconciliation of the Company's beginning and ending unrecognized tax benefits follows (in thousands):

Amount
Balance at January 1, 2007	$—
Additions for tax positions of prior years—SEUSA acquisition	7,975

Balance at December 31, 2007	$7,975

        The Company has an agreement with the seller of SEUSA where any increases in the liability will be the responsibility of the seller or any decreases will be refunded to the seller.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Taxable Income Reconciliation

        The following is a reconciliation of net income available to common stockholders to taxable income available to common stockholders (in thousands):

	Year Ended December 31,
	2007	2006	2005
	(unaudited)
Net income available to common stockholders	$567,885	$396,417	$151,927
Book to tax differences:
Net gains on dispositions of real estate	(71,626)	(173,920)	(1,139)
Straight-line rent	(38,050)	(10,939)	(6,770)
Depreciation and amortization	(19,137)	(12,179)	(5,438)
Capitalized interest	(5,443)	(302)	(147)
Prepaid rent and other deferred income	11,185	1,659	(100)
Income from joint ventures	14,283	85	1,975
Income (loss) from taxable REIT subsidiaries	(6,085)	588	(38)
Other differences, net	12,497	6,803	(11,939)

Taxable income available to common stockholders	$465,509	$208,212	$128,331

(18) Future Minimum Rents

        Future minimum lease payments to be received, excluding operating expense reimbursements, from tenants under non-cancelable operating leases as of December 31, 2007, are as follows (in thousands):

Year	Amount
2008	$1,064,149
2009	1,010,779
2010	959,619
2011	908,244
2012	863,928
Thereafter	5,782,999

$10,589,718

(19) Impairments

        During 2006, 30 properties were determined to be impaired, resulting in impairment charges of $9.6 million. A decrease in expected cash flows from one property in the senior housing segment resulted in an impairment charge of $1 million. As a result of the contribution of 25 properties into a senior housing joint venture in January 2007, the Company recognized an impairment charge of $2.6 million. Impairment charges of $6.0 million were recognized in discontinued operations as a result of the disposition of four skilled nursing properties. During 2007 and 2005, no properties were determined to be impaired.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(20) Compensation Plans

  Stock Based Compensation

        On May 11, 2006, the Company's stockholders approved the 2006 Performance Incentive Plan (the "2006 Incentive Plan"). The 2006 Incentive Plan replaces the Company's 2000 Stock Incentive Plan (collectively, the "Stock Incentive Plans") and provides for the granting of stock-based compensation, including stock options, restricted stock and performance restricted stock units to officers, employees and directors in connection with their employment with or services provided to the Company. The maximum number of shares originally reserved for awards under the 2006 Incentive Plan is 8.2 million shares. The maximum number of shares available for future awards under the 2006 Incentive Plan is 6.9 million shares at December 31, 2007, of which 3.5 million shares may be issued as restricted stock and performance restricted stock units.

  Stock Options

        Stock options are generally granted with an exercise price equal to the fair market value of the underlying stock on the date of grant. Stock options generally vest ratably over a five-year period and have a 10-year contractual term. Vesting of certain options may accelerate upon retirement, a change in control of the Company, as defined, and other events.

        A summary of the option activity is presented in the following table (in thousands, except per share amounts):

	Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2006	4,337	$23.93
Granted	616
Exercised	(410)
Forfeited	(307)

Outstanding as of December 31, 2007	4,236	$26.25	6.7	$39,083

Exercisable as of December 31, 2007	1,959	$22.47	5.4	$24,362

        The following table summarizes additional information concerning outstanding and exercisable stock options at December 31, 2007 (shares in thousands):

			Weighted Average Remaining Contractual Life in Years	Currently Exercisable
Range of Exercise Price	Shares Under Options	Weighted Average Exercise Price		Shares Under Options	Weighted Average Exercise Price
$11.94 - $16.88	260	$14.12	2.3	260	$14.12
17.43 - 18.73	284	18.11	4.3	270	18.09
19.14 - 21.40	362	19.18	4.5	302	19.19
23.50 - 27.52	2,778	26.47	7.1	1,127	26.32
39.72	552	39.72	9.1	—	—

	4,236	26.25	6.7	1,959	22.47

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table summarizes additional information concerning unvested stock options at December 31, 2007 (shares in thousands):

	Shares Under Options	Weighted Average Grant Date Fair Value
Unvested at December 31, 2006	2,754	$1.90
Granted	616	5.20
Vested	(786)	1.60
Forfeited	(307)	2.70

Unvested at December 31, 2007	2,277	2.70

        The weighted average fair value per share at the date of grant for options awarded during the years ended December 31, 2007, 2006 and 2005 was $5.20, $2.20 and $1.90, respectively. The total vesting date intrinsic values of shares under options vested during the years ended December 31, 2007, 2006 and 2005 was $1.3 million, $1.0 million and $0.6 million, respectively. The total intrinsic value of vested shares under options at December 31, 2007 was $24.4 million.

        Proceeds received from options exercised under the Stock Incentive Plans for the years ended December 31, 2007, 2006 and 2005 were $8.1 million, $7.9 million and $22.9 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $5.3 million, $4.6 million and $14.8 million, respectively.

        The fair value of the stock options granted during the years ended December 31, 2007, 2006 and 2005 was estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the table below. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the historical exercise behavior of employees and turnover rates. Expected volatility was based on historical volatility for a period equal to the stock option's expected life, ending on the day of grant, and calculated on a weekly basis.

	2007	2006	2005
Risk-free rate	4.87%	4.50%	3.71%
Expected life (in years)	6.5	6.5	6.5
Expected volatility	20.0%	20.0%	20.0%
Expected dividend yield	5.5%	7.5%	7.5%

  Restricted Stock and Performance Restricted Stock Units

        Under the 2006 Incentive Plan, restricted stock and performance restricted stock units generally vest over a three- to five-year period and have a 10-year contractual term. The vesting of certain restricted shares and units may accelerate upon retirement, a change in control of the Company, as defined, and other events. When vested, each performance restricted stock unit is convertible into one share of common stock. The restricted stock and performance restricted stock units are valued on the grant date based on the market price of a common share on that date. Generally, the Company recognizes the fair value of the awards over the applicable vesting period as compensation expense. Upon any exercise or payment of restricted shares or units, the participant is required to pay the related tax withholding obligation. The 2006 Incentive Plan enables the participant to elect to have the

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company reduce the number of shares to be delivered. The value of the shares withheld is the closing price of the Company's common stock on the date the relevant transaction occurs. During 2007, 2006 and 2005, the Company withheld 84,000, 50,000 and 15,000 shares, respectively, to offset tax withholding obligations.

        The following table summarizes additional information concerning restricted stock and restricted stock units at December 31, 2007 (units and shares in thousands):

Unvested Shares	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2006	713	$27.13	373	$24.69
Granted	248	39.72	282	32.75
Vested	(128)	26.74	(125)	23.17
Forfeited	(45)	30.94	(41)	29.40

Unvested at December 31, 2007	788	30.84	489	29.21

        At December 31, 2007, the weighted average remaining contractual term of restricted stock units and restricted stock was 8.2 years. The total fair values of restricted stock and restricted stock units when vested for the years ended December 31, 2007, 2006 and 2005 were $9.3 million, $6.6 million and $3.0 million, respectively.

        On August 14, 2006, the Company granted 219,000 restricted stock units to the Company's Chairman and Chief Executive Officer. The restricted stock units vest over a period of ten years beginning in 2012. Additionally, as the Company pays dividends on its outstanding common stock, the original award will be credited with additional restricted stock units as dividend equivalents (as opposed to receiving a cash payment). The dividend equivalent restricted stock units will be subject to the same vesting and other conditions as applied to the grant generally.

        Total share-based compensation expense recognized during the years ended December 31, 2007, 2006 and 2005 was $11.4 million, $8.2 million and $6.5 million, respectively. As of December 31, 2007, there was $33 million of total unrecognized compensation cost, related to unvested share-based compensation arrangements granted under the Company's incentive plans, which is expected to be recognized over a weighted average period of 2.9 years.

  Employee Benefit Plan

        The Company maintains a 401(k) and profit sharing plan that allows for eligible participants to defer compensation, subject to certain limitations imposed by the Code. The Company provides a matching contribution of up to 4% of each participant's eligible compensation. During 2007, 2006 and 2005, the Company's matching contributions were approximately $0.8 million, $0.5 million and $0.2 million, respectively.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(21) Supplemental Cash Flow Information

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Supplemental cash flow information:
Interest paid, net of capitalized interest and other	$327,047	$165,508	$99,862
Taxes paid	1,785	13	106
Supplemental schedule of non-cash investing activities:
Capitalized interest	12,346	895	637
Accrued construction costs	13,177	—	—
Real estate exchanged in real estate acquisitions	35,205	—	—
Supplemental schedule of non-cash financing activities:
Mortgages assumed with real estate acquisitions	17,362	80,747	113,484
Mortgages included with real estate dispositions	3,792	91,730	—
Loans received upon sale of unconsolidated joint venture investments	—	—	6,228
Restricted stock issued	282	111	121
Vesting of restricted stock units	121	129	3
Cancellation of restricted stock	41	61	22
Conversion of non-managing member units into common stock	3,704	5,523	2,601
Non-managing member units issued in connection with acquisitions	180,698	2,752	30,398
Unrealized gains (losses) on available for sale securities and derivatives designated as cash flow hedges	(20,673)	22,826	1,468

        See also discussions of the SEUSA acquisition, CRP and CRC mergers, and HCP MOP, HCP Ventures II, HCP Ventures III and HCP Ventures IV transactions in Notes 3 and 8.

(22) Earnings Per Common Share

        The Company computes earnings per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per common share is computed by dividing net income applicable to common shares by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is calculated including the effect of dilutive securities. Approximately 0.6 million and 0.9 million options to purchase shares of common stock that had an exercise price in excess of the average market price of the common stock during 2007 and 2005, respectively, were not included because they are not dilutive. For 2006, there were no anti-dilutive options to purchase shares of common stock. Additionally, 10.1 million shares issuable upon conversion of 7.6 million DownREIT units during 2007, and 6.0 million shares issuable upon conversion of 3.4 million non-managing member units in 2006 and 2005 were not included since they are anti-dilutive.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table illustrates the computation of basic and diluted earnings per share for the years ended December 31 (dollars in thousands, except per share and share amounts):

	2007	2006	2005
Numerator
Income from continuing operations	$160,763	$79,155	$91,018
Preferred stock dividends	(21,130)	(21,130)	(21,130)

Income from continuing operations applicable to common shares	139,633	58,025	69,888
Discontinued operations	428,252	338,392	82,039

Net income applicable to common shares	$567,885	$396,417	$151,927

Denominator
Basic weighted average common shares	207,924	148,236	134,673
Dilutive stock options and restricted stock	1,330	605	887

Diluted weighted average common shares	209,254	148,841	135,560

Basic earnings per common share
Income from continuing operations	$0.67	$0.39	$0.52
Discontinued operations	2.06	2.28	0.61

Net income applicable to common stockholders	$2.73	$2.67	$1.13

Diluted earnings per common share
Income from continuing operations	$0.67	$0.39	$0.52
Discontinued operations	2.04	2.27	0.60

Net income applicable to common shares	$2.71	$2.66	$1.12

(23) Transactions with Related Parties

        Mr. McKee, a director of the Company, is Chief Executive Officer and Vice Chairman of The Irvine Company. During each of 2007, 2006 and 2005, the Company made payments of approximately $0.4 million, $0.6 million and $0.6 million, respectively, to The Irvine Company for the lease of office space.

        Mr. Messmer, a director of the Company, is Chairman and Chief Executive Officer of Robert Half International Inc. During 2007, 2006 and 2005, the Company made payments of approximately $0.5 million, $0.2 million and $0.1 million, respectively, to Robert Half International Inc. and certain of its subsidiaries for services including placement of temporary and permanent employees, Sarbanes-Oxley compliance consultation and due diligence on acquisitions.

        Mr. Rhein, a director of the Company, is a director of Cohen & Steers, Inc. Cohen & Steers Capital Management, Inc., a wholly owned subsidiary of Cohen & Steers, Inc., is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940. As of December 31, 2007, mutual funds managed by Cohen & Steers Capital Management, Inc., ("Cohen & Steers") in the aggregate, owned approximately 3% of the Company's common stock. In addition, an affiliate of Cohen & Steers provided financial advisory services to the Company in 2007 and 2006. In respect of these services, the

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company made payments to the Cohen & Steers affiliate of $5.5 million and $1.5 million during 2007 and 2006, respectively.

        Mr. Sullivan, a director of the Company, was a director of Covenant Care, Inc through March 2006. During 2006 and 2005, Covenant Care made payments of approximately $8.2 million and $8.0 million, respectively, to the Company for the lease of certain of its nursing home properties.

        Mr. Roath, a director of the Company, is the former Chairman, President and Chief Executive Officer of the Company. Mr. Roath is a participant under the Company's Supplemental Executive Retirement Plan ("SERP"). During 2007, 2006 and 2005, the Company made payments under the SERP to Mr. Roath of approximately $625,000 per year.

        Mr. Elcan, an Executive Vice President of HCP, and certain members of Mr. Elcan's immediate family, including without limitation his wife and father-in-law, beneficially own, in the aggregate, greater than 2% of the outstanding common stock of HCA Inc. ("HCA"). During 2007, 2006 and 2005, HCA contributed $83 million, $37 million and $33 million in aggregate revenues and interest income, respectively, for the lease of certain assets and obligations under marketable debt securities.

        Mr. Elcan was formerly a senior executive and limited liability company member of MedCap Properties, LLC, which was acquired in October 2003 by HCP and a joint venture of which HCP was the managing member. As part of that transaction, MedCap Properties, LLC contributed certain property interests to a newly-formed entity, HCPI/Tennessee LLC, in exchange for DownREIT units. In connection with the transactions, Mr. Elcan received 610,397 non-managing member units in HCPI/Tennessee, LLC in a distribution of his interests in MedCap Properties, LLC. Each DownREIT unit is currently redeemable for an amount of cash approximating the then-current market value of two shares of HCP's common stock or, at HCP's option, two shares of HCP's common stock (subject to certain adjustments, such as stock splits, stock dividends and reclassifications). In addition, the HCPI/Tennessee, LLC agreement provides for a "make-whole" payment, intended to cover grossed-up tax liabilities, to the non-managing members upon the sale of certain properties acquired by HCPI/Tennessee, LLC in the MedCap transactions and other events. Mr. Elcan did not receive any such payments in 2007 but remains eligible for such payments should any such properties be sold in the future.

        The HCPI/Tennessee, LLC agreement was amended, with an effective date of January 1, 2007, to change the allocation of the taxable income among the members, to more closely correspond with the relative cash distributions each member receives. Previously, taxable income was allocated disproportionately to the non-managing members to reflect the priority rights of the non-managing member unit holders in distributions of cash. The amendment will have no effect on the amounts of cash distributions or the accounting for the minority interests held by the non-managing members.

        Pursuant to the original purchase agreement dated October 2, 2003, the Company paid $9.8 million during the year ended December 31, 2005, in additional purchase consideration in the form of an earn-out to the former members of MedCap Properties, LLC ("MedCap") related to the Company's 2003 acquisition of four MOBs that were under development at the time of acquisition. The amounts paid included $3.7 million paid to Mr. Elcan and Mr. Klaritch who are former members of MedCap and officers of the Company. At the time that the original purchase agreement was executed, Mr. Elcan and Mr. Klaritch were not officers of the Company.

        Notwithstanding these matters, the Board of Directors of the Company has determined, in accordance with the categorical standards adopted by the Board, that each of Messrs. Elcan, Klaritch,

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

McKee, Messmer, Rhein and Sullivan is independent within the meaning of the rules of the New York Stock Exchange.

        The Company own interests in certain unconsolidated joint ventures, including HCP Ventures II, HCP Ventures III and HCP Ventures IV, as described under Note 8.

(24) Selected Quarterly Financial Data (Unaudited)

	Three Months Ended During 2007
	March 31	June 30	September 30	December 31
	(in thousands, except share data)
Total revenue	$223,749	$223,176	$262,463	$273,121
Operating income	21,567	33,994	15,738	22,358
Total discontinued operations	113,267	13,854	289,638	11,493
Net income applicable to common shares	140,005	66,001	316,866	45,013
Dividends paid per common share	0.445	0.445	0.445	0.445
Basic earnings per common share	0.69	0.32	1.54	0.21
Diluted earnings per common share	0.68	0.32	1.53	0.21

	Three Months Ended During 2006
	March 31	June 30	September 30	December 31
	(in thousands, except share data)
Total revenue	$99,436	$110,115	$112,582	$212,758
Operating income (loss)	16,649	22,459	20,042	(8,337)
Total discontinued operations	27,528	15,169	52,340	243,355
Net income applicable to common shares	52,605	36,284	71,536	235,992
Dividends paid per common share	0.425	0.425	0.425	0.425
Basic earnings per common share	0.39	0.27	0.52	1.28
Diluted earnings per common share	0.38	0.26	0.52	1.28

        Results of operations for properties sold or to be sold have been classified as discontinued operations for all periods presented.

        The above selected quarterly financial data includes the following significant transactions:

  •
  On October 5, 2006, the Company completed its merger with CRP. The impact of the Company's merger with CRP is included in the results beginning in the quarter ended December 31, 2006.

  •
  On October 27, 2006, the Company formed HCP Ventures III with an institutional capital partner. Upon sale of a 70% interest in the venture, the Company received approximately $36 million in proceeds, including a one-time acquisition fee of $0.7 million. Effective on the date of formation, the Company began accounting for the interest in the joint venture as an equity method investment.

  •
  On November 30, 2006, the Company acquired the interest held by an affiliate of GE in HCP MOP, which resulted in the consolidation of HCP MOP beginning on that date. The impact of the Company's consolidation of HCP MOP is included in the results beginning in the quarter ended December 31, 2006.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  •
  On December 1, 2006, the Company sold 69 skilled nursing facilities for $392 million, recognizing gains on sale of approximately $226 million.

  •
  On January 5, 2007, the Company formed Ventures II with an institutional capital partner. Upon the sale of a 65% interest, the Company received approximately $280 million in proceeds, including a one-time acquisition fee of $5.4 million. Effective on the date of formation, the Company began accounting for the interest in the joint venture as an equity method investment.

  •
  On April 30, 2007, the Company formed HCP Ventures IV with an institutional capital partner. Upon the sale of an 80% interest in the venture, the Company received proceeds of $196 million and recognized a gain on the sale of real estate interest of $10 million. These proceeds include a one-time acquisition fee of $3 million. Effective on the date of formation, the Company began accounting for the interest in the joint venture as an equity method investment.

  •
  On August 1, 2007, the Company acquired SEUSA. The impact of the Company's acquisition of SEUSA is included in the results beginning in the quarter ended September 30, 2007.

  •
  On August 15, 2007, the Company sold 41 senior housing facilities to Emeritus Corporation for an aggregate price of $501.5 million, resulting in gains of $284 million.

HCP, Inc.

Schedule II: Valuation and Qualifying Accounts

December 31, 2007

(In thousands)

Allowance Accounts(1)		Additions			Deductions
Year Ended December 31,	Balance at Beginning of Year	Amounts Charged Against Operations, net	Acquired Properties		Uncollectible Accounts Written-off	Disposed/ Contributed Properties	Balance at End of Year
2007	$55,106	$23,383	$890		$(1,964)	$(18,284)	$59,131

2006	$25,050	$10,387	$21,592	(2)	$(1,923)	$—	$55,106

2005	$20,092	$6,588	$—		$(1,346)	$(284)	$25,050

(1)
Includes allowance for doubtful accounts, straight-line rent reserves and allowance for loan losses.

(2)
Additions primarily related to the CNL Retirement Properties, Inc. and CNL Retirement Corp. mergers completed on November 30, 2006.

HCP, Inc.

Schedule III: Real Estate and Accumulated Depreciation

December 31, 2007

(Dollars in thousands)

			Gross Amount at Which Carried At Close of Period 12/31/07
								Life on Which Depreciation in Latest Income Statement is Computed
City	State	Encumbrances at 12/31/07(1)	Land	Building Improvements, CIP and Intangibles	Total	Accumulated Depreciation and Amortization	Date Acquired/ Constructed
Senior housing
Birmingham	AL	$—	$1,200	$8,023	$9,223	$(1,956)	1997	45
Birmingham	AL	(35,724)	4,682	80,018	84,700	(2,362)	2006	40
Huntsville	AL	(19,510)	1,394	41,606	43,000	(1,259)	2006	40
Huntsville	AL	—	307	5,893	6,200	(270)	2006	40
Little Rock	AR	(7,697)	1,922	17,878	19,800	(976)	2006	39
Douglas	AZ	—	110	703	813	(164)	2005	35
Tucson	AZ	—	2,350	24,037	26,387	(3,405)	2002	30
Beverly Hills	CA	—	9,872	33,728	43,600	(1,223)	2006	40
Camarillo	CA	—	5,798	16,602	22,400	(553)	2006	40
Carlsbad	CA	(13,962)	7,897	14,303	22,200	(623)	2006	40
Carmichael	CA	(7,106)	4,270	14,195	18,465	(528)	2006	40
Citrus Heights	CA	(3,680)	1,180	8,557	9,737	(557)	2006	29
Concord	CA	(25,000)	6,010	40,137	46,147	(3,008)	2005	40
Dana Point	CA	—	1,960	16,168	18,128	(1,202)	2005	39
Elk Grove	CA	—	2,235	7,465	9,700	(346)	2006	40
Escondido	CA	(14,340)	5,090	24,619	29,709	(1,905)	2005	40
Fairfield	CA	—	149	2,835	2,984	(820)	1997	35
Fremont	CA	(9,804)	2,360	11,855	14,215	(938)	2005	40
Granada Hills	CA	—	2,200	18,510	20,710	(1,406)	2005	39
Hemet	CA	(2,973)	1,270	6,730	8,000	(325)	2006	40
Irvine	CA	—	8,220	15,601	23,821	(792)	2006	45
Lodi	CA	—	732	5,907	6,639	(1,902)	1997	35
Murietta	CA	—	435	5,934	6,369	(1,659)	1997	35
Northridge	CA	(7,145)	6,718	19,682	26,400	(279)	2006	40
Palm Springs	CA	(1,287)	1,005	4,995	6,000	(220)	2006	40
Pleasant Hill	CA	(6,270)	2,480	21,569	24,049	(1,623)	2005	40
Rancho Mirage	CA	(6,709)	1,798	23,002	24,800	(837)	2006	40
South San Francisco	CA	(11,308)	3,000	16,791	19,791	(1,251)	2005	40
San Diego	CA	(7,849)	6,384	33,116	39,500	(1,343)	2006	40
San Dimas	CA	(12,536)	5,628	29,872	35,500	(1,012)	2006	40
San Juan Capistrano	CA	(4,380)	5,983	6,517	12,500	(117)	2006	40
Santa Rosa	CA	(8,123)	3,582	26,618	30,200	(1,440)	2006	40
Ventura	CA	(10,684)	2,030	17,644	19,674	(1,359)	2005	40
Yorba Linda	CA	(9,755)	4,968	21,032	26,000	(966)	2006	40
Colorado Springs	CO	(9,642)	1,910	27,290	29,200	(1,281)	2006	40
Denver	CO	—	2,810	36,021	38,831	(5,103)	2002	30
Denver	CO	(10,457)	2,511	29,089	31,600	(964)	2006	40
Greenwood Village	CO	—	3,367	32,633	36,000	(688)	2006	40
Lakewood	CO	(11,005)	3,012	30,288	33,300	(995)	2006	40
Bristol	CT	—	560	2,839	3,399	(481)	2002	30
Enfield	CT	—	480	3,107	3,587	(833)	2003	15
Newington	CT	—	310	2,007	2,317	(340)	2002	30
Torrington	CT	—	166	11,251	11,417	(983)	2005	40
Woodbridge	CT	(3,777)	2,352	8,448	10,800	(271)	2006	40
Altamonte Springs	FL	—	1,530	7,956	9,486	(1,476)	2002	40
Apopka	FL	—	920	4,941	5,861	(204)	2006	35
Boca Raton	FL	(12,128)	4,730	17,972	22,702	(1,101)	2006	30
Boca Raton	FL	—	2,415	15,085	17,500	(486)	2006	40
Boynton Beach	FL	—	1,270	5,232	6,502	(1,021)	2003	40
Clearwater	FL	—	2,250	3,207	5,457	(907)	2002	40
Clearwater	FL	—	3,856	12,627	16,483	(1,499)	2005	40
Clermont	FL	—	440	6,669	7,109	(267)	2006	35
Coconut Creek	FL	—	2,461	14,639	17,100	(614)	2006	40
Delray Beach	FL	—	850	6,957	7,807	(1,023)	2002	43
Gainesville	FL	—	1,020	13,692	14,712	(666)	2006	40

HCP, Inc.

Schedule III: Real Estate and Accumulated Depreciation (Continued)

December 31, 2007

(Dollars in thousands)

Gainesville	FL	$—	$1,221	$12,979	$14,200	$(523)	2006	40
Jacksonville	FL	—	3,250	26,786	30,036	(5,110)	2002	35
Jacksonville	FL	—	1,587	11,313	12,900	(115)	2006	40
Lantana	FL	—	3,520	26,820	30,340	(1,490)	2006	30
Ocoee	FL	—	2,096	9,540	11,636	(908)	2005	40
Oviedo	FL	—	670	8,241	8,911	(324)	2006	35
Palm Harbor	FL	—	1,462	15,538	17,000	(477)	2006	40
Pinellas Park	FL	—	480	4,251	4,731	(1,654)	1996	35
Port Orange	FL	—	2,340	10,158	12,498	(949)	2005	40
St. Augustine	FL	—	830	11,851	12,681	(970)	2005	35
Sun City Center	FL	—	510	6,120	6,630	(765)	2004	35
Sun City Center	FL	—	3,466	70,810	74,276	(7,666)	2004	34
Tallahassee	FL	—	1,331	19,869	21,200	(755)	2006	40
Tampa	FL	—	600	6,225	6,825	(1,734)	1997	45
Tampa	FL	—	800	11,542	12,342	(581)	2006	40
Vero Beach	FL	(46,056)	2,035	35,194	37,229	(1,437)	2006	40
Alpharetta	GA	—	793	9,207	10,000	(434)	2006	40
Atlanta	GA	—	1,211	5,889	7,100	(280)	2006	40
Atlanta	GA	—	687	5,813	6,500	(282)	2006	40
Atlanta	GA	(4,567)	702	3,598	4,300	(155)	2006	40
Atlanta	GA	(3,575)	2,665	9,535	12,200	(691)	2006	40
Lilburn	GA	—	907	16,093	17,000	(534)	2006	40
Marietta	GA	—	894	7,306	8,200	(349)	2006	40
Milledgeville	GA	—	150	1,687	1,837	(573)	1997	45
Davenport	IA	(3,429)	511	8,389	8,900	(322)	2006	40
Marion	IA	(2,780)	502	8,598	9,100	(415)	2006	40
Bloomington	IL	—	798	10,802	11,600	(244)	2006	40
Champaign	IL	—	101	3,799	3,900	(127)	2006	40
Hoffman Estates	IL	(5,457)	1,701	12,517	14,218	(544)	2006	40
Macomb	IL	—	81	6,519	6,600	(268)	2006	40
Mt. Vernon	IL	—	296	16,904	17,200	(672)	2006	40
Oak Park	IL	—	3,476	27,524	31,000	(668)	2006	40
Orland Park	IL	—	2,623	22,277	24,900	(764)	2006	40
Peoria	IL	—	404	11,696	12,100	(532)	2006	40
Wilmette	IL	—	1,100	9,100	10,200	(315)	2006	40
Anderson	IN	—	500	6,375	6,875	(1,429)	1999	35
Evansville	IN	—	500	8,171	8,671	(1,724)	1999	45
Indianapolis	IN	—	1,197	8,303	9,500	(353)	2006	40
Indianapolis	IN	—	1,144	9,289	10,433	(354)	2006	40
West Lafayette	IN	—	813	9,387	10,200	(239)	2006	40
Mission	KS	—	340	9,517	9,857	(1,660)	2002	35
Overland Park	KS	—	750	8,241	8,991	(1,924)	1998	45
Wichita	KS	—	219	3,374	3,593	(2,258)	1986	40
Edgewood	KY	(1,287)	1,868	5,432	7,300	(302)	2006	40
Lexington	KY	(8,010)	2,093	16,917	19,010	(2,331)	2004	30
Middletown	KY	—	1,499	27,501	29,000	(1,200)	2006	40
Danvers	MA	(4,958)	4,616	36,884	41,500	(1,675)	2006	40
Dartmouth	MA	—	3,145	8,255	11,400	(378)	2006	40
Dedham	MA	(11,055)	3,930	27,370	31,300	(1,365)	2006	40
Plymouth	MA	(3,314)	2,434	6,466	8,900	(102)	2006	40
West Springfield	MA	—	680	4,044	4,724	(712)	2002	30
Baltimore	MD	(14,646)	1,416	12,984	14,400	(770)	2006	40
Baltimore	MD	—	1,684	15,616	17,300	(423)	2006	40
Frederick	MD	(3,311)	609	10,791	11,400	(510)	2006	40
Westminster	MD	—	768	5,619	6,387	(1,704)	1998	45
Cape Elizabeth	ME	—	630	3,957	4,587	(760)	2003	40
Saco	ME	—	80	2,688	2,768	(460)	2003	40

HCP, Inc.

Schedule III: Real Estate and Accumulated Depreciation (Continued)

December 31, 2007

(Dollars in thousands)

Auburn Hills	MI	$—	$2,281	$11,019	$13,300	$(430)	2006	40
Farmington Hills	MI	(4,510)	1,013	14,287	15,300	(680)	2006	40
Holland	MI	—	787	51,411	52,198	(6,754)	2004	29
Portage	MI	—	100	7,817	7,917	(295)	2006	40
Sterling Heights	MI	—	920	7,326	8,246	(1,326)	2001	35
Sterling Heights	MI	—	1,593	11,707	13,300	(450)	2006	40
Des Peres	MO	—	4,361	19,139	23,500	(628)	2006	40
Richmond Heights	MO	—	1,744	19,541	21,285	(438)	2006	40
St. Louis	MO	(13,450)	2,500	20,793	23,293	(1,274)	2006	30
Great Falls	MT	—	500	5,801	6,301	(366)	2006	40
Charlotte	NC	—	710	9,959	10,669	(378)	2006	40
Concord	NC	(2,422)	601	7,999	8,600	(370)	2006	40
Raleigh	NC	(3,022)	1,191	9,509	10,700	(212)	2006	40
Cresskill	NJ	—	4,684	55,716	60,400	(3,438)	2006	40
Glassboro	NJ	—	162	2,876	3,038	(902)	1997	35
Hillsborough	NJ	—	1,042	10,260	11,302	(926)	2005	40
Madison	NJ	—	3,157	20,243	23,400	(785)	2006	40
Manahawkin	NJ	—	920	10,187	11,107	(925)	2005	40
Paramus	NJ	(12,226)	4,280	30,720	35,000	(1,052)	2006	40
Saddle River	NJ	—	1,784	17,616	19,400	(802)	2006	40
Vineland	NJ	—	177	2,897	3,074	(923)	1997	35
Voorhees Township	NJ	—	900	7,968	8,868	(1,794)	1998	45
Albuquerque	NM	—	767	9,325	10,092	(2,573)	1996	45
Las Vegas	NV	—	1,960	5,916	7,876	(532)	2005	40
Brooklyn	NY	(11,612)	8,117	31,859	39,976	(1,744)	2006	40
Sheepshead Bay	NY	(12,331)	5,215	37,985	43,200	(1,295)	2006	40
Cincinnati	OH	—	600	4,428	5,028	(801)	2001	35
Columbus	OH	—	970	8,406	9,376	(525)	2006	40
Fairborn	OH	—	810	8,442	9,252	(421)	2006	36
Fairborn	OH	—	298	11,349	11,647	(375)	2006	40
Marietta	OH	(5,057)	1,069	11,964	13,033	(184)	2007	40
Poland	OH	(4,133)	695	13,905	14,600	(761)	2006	40
Willoughby	OH	(3,567)	1,177	8,423	9,600	(227)	2006	40
Oklahoma City	OK	(1,772)	801	6,599	7,400	(425)	2006	40
Tulsa	OK	(3,389)	1,115	8,385	9,500	(201)	2006	40
Haverford	PA	(32,799)	16,461	101,439	117,900	(2,951)	2006	40
East Providence	RI	—	240	1,562	1,802	(265)	2002	30
Warwick	RI	—	455	2,017	2,472	(342)	2002	30
Aiken	SC	—	357	15,543	15,900	(716)	2006	40
Charleston	SC	—	885	14,815	15,700	(666)	2006	40
Columbia	SC	—	408	7,892	8,300	(354)	2006	40
Georgetown	SC	—	239	3,136	3,375	(699)	1998	45
Greenville	SC	—	1,090	13,118	14,208	(495)	2006	40
Greenville	SC	(2,005)	993	9,607	10,600	22	2006	40
Lancaster	SC	—	84	3,120	3,204	(619)	1998	45
Myrtle Beach	SC	—	900	11,433	12,333	(428)	2006	40
Rock Hill	SC	—	203	2,908	3,111	(723)	1998	45
Rock Hill	SC	—	695	4,305	5,000	(189)	2006	40
Sumter	SC	—	196	2,866	3,062	(741)	1998	45
Jackson	TN	—	200	2,310	2,510	(1,062)	1999	35
Nashville	TN	—	812	15,188	16,000	(653)	2006	40
Oak Ridge	TN	—	500	4,881	5,381	(203)	2006	35
Abilene	TX	(2,083)	300	2,902	3,202	(157)	2006	39
Arlington	TX	—	660	1,925	2,585	(127)	2006	35
Arlington	TX	—	2,002	17,198	19,200	(678)	2006	40
Arlington	TX	—	2,494	12,806	15,300	(573)	2006	40
Austin	TX	—	2,960	41,645	44,605	(5,900)	2002	30

HCP, Inc.

Schedule III: Real Estate and Accumulated Depreciation (Continued)

December 31, 2007

(Dollars in thousands)

Beaumont	TX	$—	$145	$10,404	$10,549	$(2,814)	1996	45
Burleson	TX	(4,757)	1,050	5,388	6,438	(325)	2006	40
Carthage	TX	—	83	1,487	1,570	(526)	1995	35
Cedar Hill	TX	(9,553)	1,070	11,804	12,874	(622)	2006	40
Cedar Hill	TX	—	440	7,638	8,078	(219)	2007	40
Conroe	TX	—	167	1,885	2,052	(632)	1996	35
Fort Worth	TX	—	2,830	50,832	53,662	(7,201)	2002	30
Friendswood	TX	—	400	7,675	8,075	(1,220)	2002	45
Gun Barrel	TX	—	34	1,553	1,587	(549)	1995	35
Houston	TX	—	835	7,195	8,030	(1,529)	1997	45
Houston	TX	—	2,470	22,560	25,030	(4,416)	2002	35
Houston	TX	—	1,008	16,092	17,100	(713)	2006	40
Houston	TX	—	1,877	26,623	28,500	(1,254)	2006	40
Irving	TX	—	710	10,144	10,854	(797)	2005	35
Lubbock	TX	—	197	2,466	2,663	(827)	1996	35
Mesquite	TX	—	100	2,466	2,566	(827)	1995	35
North Richland Hills	TX	(3,442)	520	5,247	5,767	(309)	2006	40
North Richland Hills	TX	(7,246)	870	9,435	10,305	(566)	2006	35
Plano	TX	—	494	13,106	13,600	(607)	2006	40
San Antonio	TX	—	730	4,276	5,006	(821)	2002	45
Sherman	TX	—	145	1,516	1,661	(537)	1995	35
Temple	TX	—	96	2,138	2,234	(680)	1996	35
The Woodlands	TX	—	802	18,198	19,000	(800)	2006	40
Victoria	TX	—	175	7,391	7,566	(1,363)	1995	43
Waxahachie	TX	(2,388)	390	3,965	4,355	(228)	2006	40
Salt Lake City	UT	(10,872)	2,621	25,179	27,800	(1,236)	2006	40
Arlington	VA	(10,029)	4,320	24,080	28,400	(1,166)	2006	40
Arlington	VA	(3,407)	3,833	7,767	11,600	(345)	2006	40
Arlington	VA	(13,483)	7,278	39,098	46,376	(1,539)	2006	40
Chesapeake	VA	—	1,090	13,004	14,094	(492)	2006	40
Falls Church	VA	(4,175)	2,228	11,972	14,200	(646)	2006	40
Fort Belvoir	VA	(28,982)	11,594	103,348	114,942	(3,462)	2006	40
Leesburg	VA	(1,008)	607	2,893	3,500	(111)	2006	35
Richmond	VA	(4,584)	2,110	10,890	13,000	(397)	2006	40
Sterling	VA	(7,054)	2,360	21,540	23,900	(684)	2006	40
Woodbridge	VA	—	950	7,158	8,108	(1,616)	1997	45
Bellevue	WA	(4,950)	3,734	13,166	16,900	(295)	2006	40
Edmonds	WA	—	1,418	19,282	20,700	(908)	2006	40
Kirkland	WA	(6,028)	1,000	13,562	14,562	(988)	2005	40
Lynnwood	WA	(3,055)	1,203	9,197	10,400	(467)	2006	40
Mercer Island	WA	(3,743)	4,209	8,491	12,700	(337)	2006	40
Shoreline	WA	(9,930)	1,590	10,800	12,390	(839)	2005	40
Shoreline	WA	—	4,030	26,727	30,757	(1,880)	2005	39
Snohomish	WA	(4,170)	1,541	12,659	14,200	(646)	2006	40

		$(642,530)	$398,643	$3,112,453	$3,511,096	$(218,256)

Life Science
Brisbane	CA	$—	$77,800	$4,321	$82,121	$—	2007	*
Carlsbad	CA	—	27,000	3,694	30,694	—	2007	*
Carlsbad	CA	—	20,800	3,456	24,256	—	2007	*
Hayward	CA	—	900	8,700	9,600	(201)	2007	40
Hayward	CA	—	1,500	6,800	8,300	(113)	2007	40
Hayward	CA	—	1,900	11,100	13,000	(352)	2007	40
Hayward	CA	—	2,200	19,000	21,200	(263)	2007	40
Hayward	CA	—	1,000	3,200	4,200	(33)	2007	40
Hayward	CA	—	801	5,888	6,689	(124)	2007	40
Hayward	CA	—	539	3,963	4,502	(83)	2007	40

HCP, Inc.

Schedule III: Real Estate and Accumulated Depreciation (Continued)

December 31, 2007

(Dollars in thousands)

Hayward	CA	$—	$526	$3,868	$4,394	$(81)	2007	40
Hayward	CA	—	944	6,944	7,888	(146)	2007	40
Hayward	CA	—	953	7,005	7,958	(147)	2007	40
Hayward	CA	—	991	7,288	8,279	(153)	2007	40
Hayward	CA	—	1,210	8,899	10,109	(187)	2007	40
Hayward	CA	—	2,736	20,114	22,850	(423)	2007	40
La Jolla	CA	—	5,200	—	5,200	—	2007	NA
La Jolla	CA	—	9,600	25,226	34,826	(525)	2007	40
La Jolla	CA	—	6,200	19,800	26,000	(441)	2007	40
La Jolla	CA	—	7,200	13,033	20,233	(411)	2007	27
La Jolla	CA	—	8,700	17,900	26,600	(498)	2007	30
Mountain View	CA	—	7,300	24,464	31,764	(140)	2007	40
Mountain View	CA	—	6,500	27,500	34,000	(698)	2007	40
Mountain View	CA	—	4,800	12,177	16,977	(125)	2007	40
Mountain View	CA	—	4,200	9,250	13,450	(121)	2007	40
Mountain View	CA	—	3,600	9,700	13,300	(101)	2007	40
Mountain View	CA	—	7,500	19,100	26,600	(753)	2007	40
Mountain View	CA	—	9,800	23,100	32,900	(192)	2007	40
Mountain View	CA	—	6,900	16,700	23,600	(115)	2007	40
Mountain View	CA	—	7,000	18,800	25,800	(523)	2007	40
Mountain View	CA	—	14,100	47,415	61,515	(749)	2007	40
Mountain View	CA	—	7,100	31,923	39,023	(323)	2007	40
Poway	CA	—	43,000	9,464	52,464	—	2007	*
Poway	CA	—	30,000	3,707	33,707	—	2007	*
Poway	CA	—	5,000	13,908	18,908	(127)	2007	40
Poway	CA	—	5,200	16,139	21,339	(148)	2007	40
Poway	CA	—	6,700	14,441	21,141	(150)	2007	40
Redwood City	CA	—	5,400	15,158	20,558	(144)	2007	40
Redwood City	CA	—	4,800	20,138	24,938	(351)	2007	40
Redwood City	CA	—	3,600	5,154	8,754	(102)	2007	30
Redwood City	CA	—	2,500	4,616	7,116	(85)	2007	31
Redwood City	CA	—	3,300	5,277	8,577	(63)	2007	31
Redwood City	CA	—	3,100	6,015	9,115	(139)	2007	31
Redwood City	CA	—	2,200	12,639	14,839	(275)	2007	40
Redwood City	CA	—	2,600	10,111	12,711	(389)	2007	40
Redwood City	CA	—	2,700	12,319	15,019	(405)	2007	40
Redwood City	CA	—	2,700	12,137	14,837	97	2007	40
Redwood City	CA	—	1,900	13,693	15,593	(364)	2007	40
Redwood City	CA	—	6,000	16,483	22,483	(1,657)	2007	38
Redwood City	CA	—	3,000	4,692	7,692	(148)	2007	26
Redwood City	CA	—	3,300	18,723	22,023	(770)	2007	40
Redwood City	CA	—	3,300	18,823	22,123	(771)	2007	40
San Diego	CA	—	12,600	373	12,973	—	2007	*
San Diego	CA	—	7,872	42,069	49,941	(3,275)	2007	35
San Diego	CA	—	2,040	1,142	3,182	(183)	2007	40
San Diego	CA	—	4,630	2,277	6,907	(251)	2007	40
San Diego	CA	—	3,940	6,157	10,097	(741)	2007	40
San Diego	CA	—	5,690	6,899	12,589	(654)	2007	40
San Diego	CA	—	11,700	35,800	47,500	(476)	2007	40
San Diego	CA	—	7,000	43,200	50,200	(937)	2007	40
San Diego	CA	—	14,800	7,600	22,400	(106)	2007	40
San Diego	CA	—	8,400	44,200	52,600	(860)	2007	40
San Diego	CA	(12,186)	7,740	23,302	31,042	(71)	2007	40
South San Francisco	CA	—	—	85	85	—	2007	*
South San Francisco	CA	—	11,100	52,034	63,134	—	2007	*
South San Francisco	CA	—	9,700	43,862	53,562	—	2007	*
South San Francisco	CA	—	6,300	28,057	34,357	—	2007	*

HCP, Inc.

Schedule III: Real Estate and Accumulated Depreciation (Continued)

December 31, 2007

(Dollars in thousands)

South San Francisco	CA	$—	$29,100	$4,072	$33,172	$—	2007	*
South San Francisco	CA	—	6,100	2,312	8,412	—	2007	5
South San Francisco	CA	—	13,800	55,044	68,844	—	2007	*
South San Francisco	CA	—	14,500	58,057	72,557	—	2007	*
South San Francisco	CA	—	9,400	29,494	38,894	—	2007	*
South San Francisco	CA	—	7,200	46,019	53,219	(396)	2002	39
South San Francisco	CA	—	14,400	100,477	114,877	(878)	2006	35
South San Francisco	CA	—	10,900	27,619	38,519	(450)	2006	35
South San Francisco	CA	—	3,600	100	3,700	—	2006	40
South San Francisco	CA	—	2,300	100	2,400	—	2006	40
South San Francisco	CA	—	3,900	200	4,100	(17)	2007	40
South San Francisco	CA	—	6,000	605	6,605	—	2007	40
South San Francisco	CA	—	6,100	1,100	7,200	(51)	2007	30
South San Francisco	CA	—	6,700	4	6,704	—	2007	40
South San Francisco	CA	(8,848)	28,600	68,073	96,673	(2,036)	2007	40
South San Francisco	CA	(3,929)	9,000	17,300	26,300	(151)	2007	40
South San Francisco	CA	(8,388)	18,000	39,600	57,600	(524)	2007	40
South San Francisco	CA	—	4,900	18,200	23,100	(192)	2007	40
South San Francisco	CA	—	8,000	22,500	30,500	(92)	2007	40
South San Francisco	CA	(5,225)	10,100	36,300	46,400	(843)	2007	40
South San Francisco	CA	—	8,000	27,200	35,200	(271)	2007	40
South San Francisco	CA	—	3,700	23,700	27,400	(339)	2007	40
South San Francisco	CA	(5,352)	10,700	24,321	35,021	(285)	2007	40
South San Francisco	CA	—	7,000	16,800	23,800	(234)	2007	40
South San Francisco	CA	—	11,900	90,113	102,013	(1,203)	2007	40
South San Francisco	CA	—	10,000	68,300	78,300	(931)	2007	40
South San Francisco	CA	—	9,300	48,600	57,900	(621)	2007	40
South San Francisco	CA	—	11,000	43,605	54,605	(406)	2007	40
South San Francisco	CA	—	13,200	69,540	82,740	—	2007	40
South San Francisco	CA	—	10,500	58,800	69,300	(1,385)	2007	40
South San Francisco	CA	—	10,600	59,100	69,700	(1,388)	2007	6
South San Francisco	CA	—	14,100	64,057	78,157	(530)	2007	5
South San Francisco	CA	—	12,800	62,395	75,195	(621)	2007	40
South San Francisco	CA	—	11,200	70,520	81,720	(579)	2007	40
South San Francisco	CA	—	10,100	24,024	34,124	(250)	2007	38
South San Francisco	CA	—	5,666	6,817	12,483	(58)	2007	5
South San Francisco	CA	—	1,204	1,449	2,653	(14)	2007	5
Salt Lake City	UT	—	500	8,548	9,048	(1,624)	2001	33
Salt Lake City	UT	—	890	15,623	16,513	(2,612)	2001	38
Salt Lake City	UT	—	190	9,875	10,065	(1,419)	2001	43
Salt Lake City	UT	—	630	6,921	7,551	(1,195)	2001	38
Salt Lake City	UT	—	125	6,368	6,493	(916)	2001	43
Salt Lake City	UT	—	—	14,614	14,614	(1,597)	2001	43
Salt Lake City	UT	—	280	4,345	4,625	(531)	2002	43
Salt Lake City	UT	—	—	6,673	6,673	(600)	2002	35
Salt Lake City	UT	—	—	14,683	14,683	(303)	2005	40

		$(43,928)	$887,497	$2,385,189	$3,727,687	$(47,112)

Medical office buildings
Anchorage	AK	$(6,847)	$1,456	$9,532	$10,988	$(121)	2000	34
Chandler	AZ	—	3,669	14,020	17,689	(1,224)	2002	40
Oro Valley	AZ	—	1,050	6,788	7,838	(1,230)	2001	43
Phoenix	AZ	—	780	4,021	4,801	(1,019)	1999	32
Phoenix	AZ	—	280	877	1,157	(123)	2001	43
Scottsdale	AZ	—	5,115	17,386	22,501	(1,545)	2006	40
Tucson	AZ	—	215	6,318	6,533	(1,282)	2000	35

HCP, Inc.

Schedule III: Real Estate and Accumulated Depreciation (Continued)

December 31, 2007

(Dollars in thousands)

Tucson	AZ	$—	$215	$4,044	$4,259	$(552)	2003	43
Brentwood	CA	(11,146)	—	39,203	39,203	(1,654)	2006	40
Encino	CA	(7,208)	6,176	12,557	18,733	(1,086)	2006	33
Los Angeles	CA	—	2,947	6,255	9,202	(3,012)	1997	21
Murietta	CA	—	439	10,142	10,581	(2,536)	1999	33
Poway	CA	—	2,700	11,518	14,218	(3,759)	1997	35
Sacramento	CA	(12,414)	2,860	21,716	24,576	(6,137)	1998	32
San Diego	CA	(7,732)	2,863	10,511	13,374	(4,023)	1997	21
San Diego	CA	—	4,619	21,837	26,456	(9,186)	1997	21
San Diego	CA	—	2,910	17,362	20,272	(4,051)	1999	35
San Jose	CA	(2,764)	1,935	2,451	4,386	(549)	2003	37
San Jose	CA	(6,436)	1,460	6,259	7,719	105	2003	37
San Jose	CA	(3,349)	1,718	3,687	5,405	(280)	2000	34
Sherman Oaks	CA	(9,185)	7,472	12,390	19,862	(1,380)	2006	22
Valencia	CA	—	2,309	7,056	9,365	(1,988)	1999	35
Valencia	CA	(4,962)	1,344	8,757	10,101	(618)	2006	40
West Hills	CA	—	2,100	11,550	13,650	(3,539)	1999	32
Aurora	CO	—	—	8,764	8,764	(768)	2005	39
Aurora	CO	(4,745)	210	13,590	13,800	(879)	2006	40
Aurora	CO	(5,277)	200	9,304	9,504	(793)	2006	33
Colorado Springs	CO	—	—	12,933	12,933	—	2006	40
Conifer	CO	(853)	—	1,674	1,674	(186)	2005	40
Denver	CO	(4,587)	493	8,907	9,400	(804)	2006	33
Englewood	CO	(5,910)	—	10,673	10,673	(1,599)	2005	35
Englewood	CO	—	—	10,212	10,212	(1,805)	2005	35
Englewood	CO	—	—	9,416	9,416	(1,409)	2005	35
Englewood	CO	(4,690)	—	10,194	10,194	(1,469)	2005	35
Littleton	CO	(2,688)	—	5,801	5,801	(1,006)	2005	35
Littleton	CO	(3,027)	—	5,798	5,798	(811)	2005	38
Lone Tree	CO	—	—	18,156	18,156	(1,585)	2003	39
Lone Tree	CO	(15,483)	—	26,170	26,170	(1,119)	2000	37
Parker	CO	—	—	19,916	19,916	(1,064)	2006	40
Thornton	CO	—	236	10,690	10,926	(1,429)	2002	43
Atlantis	FL	(1,609)	4	5,894	5,898	(1,566)	1999	35
Atlantis	FL	(1,347)	—	2,047	2,047	(472)	1999	34
Atlantis	FL	—	—	2,272	2,272	(515)	1999	32
Atlantis	FL	—	455	2,318	2,773	(131)	2000	34
Atlantis	FL	(2,846)	1,507	3,211	4,718	(260)	2000	34
Englewood	FL	—	170	1,219	1,389	(76)	2000	34
Kissimmee	FL	(323)	788	214	1,002	(29)	2000	34
Kissimmee	FL	(492)	481	517	998	(38)	2000	34
Kissimmee	FL	(6,106)	—	9,518	9,518	(394)	2000	36
Margate	FL	(4,688)	1,553	7,094	8,647	(269)	2000	34
Miami	FL	(9,373)	4,392	12,666	17,058	(764)	2000	34
Milton	FL	(5,706)	—	10,317	10,317	(439)	2006	40
Orlando	FL	—	2,144	5,905	8,049	(1,135)	2003	37
Pace	FL	—	—	14,324	14,324	(955)	2006	44
Pensacola	FL	—	—	11,066	11,066	(617)	2006	45
Plantation	FL	(864)	969	2,983	3,952	13	2000	34
Plantation	FL	(5,618)	1,091	7,649	8,740	(339)	2002	36
St. Petersburg	FL	(13,000)	—	15,147	15,147	(552)	2004	38
Tampa	FL	(5,838)	1,967	9,358	11,325	(1,190)	2006	25
McCaysville	GA	(1,739)	—	3,819	3,819	(155)	2006	40
Marion	IL	—	100	13,340	13,440	(619)	2006	40
Brownsburg	IN	—	430	902	1,332	(204)	1998	35
Indianapolis	IN	—	520	2,092	2,612	(535)	1998	35
Indianapolis	IN	—	1,278	9,887	11,165	(2,575)	1998	32

HCP, Inc.

Schedule III: Real Estate and Accumulated Depreciation (Continued)

December 31, 2007

(Dollars in thousands)

Indianapolis	IN	$—	$730	$3,554	$4,284	$(932)	1998	35
Indianapolis	IN	—	1,200	6,592	7,792	(1,718)	1998	35
Indianapolis	IN	—	944	3,380	4,324	(1,001)	1998	33
Indianapolis	IN	—	1,635	6,381	8,016	(1,940)	1998	35
Indianapolis	IN	—	649	2,489	3,138	(865)	1998	35
Indianapolis	IN	—	1,091	4,081	5,172	(1,159)	1998	35
Indianapolis	IN	(2,481)	1,203	6,678	7,881	(1,816)	1998	35
Indianapolis	IN	—	3,547	11,489	15,036	(3,145)	1998	35
Indianapolis	IN	—	420	3,598	4,018	(841)	1999	35
Newburgh	IN	(8,975)	—	15,770	15,770	(598)	2006	40
Zionsville	IN	—	519	2,290	2,809	(642)	1998	33
Wichita	KS	(2,255)	530	3,341	3,871	(458)	2001	45
Lexington	KY	—	—	14,997	14,997	(695)	2006	40
Louisville	KY	(6,291)	936	10,262	11,198	(2,313)	2005	11
Louisville	KY	(20,521)	835	29,849	30,684	(2,661)	2005	37
Louisville	KY	(5,061)	780	9,702	10,482	(1,517)	2005	18
Louisville	KY	(8,181)	826	15,404	16,230	(1,362)	2005	38
Louisville	KY	(8,858)	2,983	14,996	17,979	(1,627)	2005	30
Haverhill	MA	—	800	9,244	10,044	(227)	2007	40
Columbia	MD	(3,778)	1,115	4,465	5,580	(334)	2006	34
Glen Burnie	MD	(3,512)	670	5,085	5,755	(1,259)	1999	35
Towson	MD	(11,453)	—	17,018	17,018	(798)	2006	40
Minneapolis	MN	(8,216)	117	13,389	13,506	(3,935)	1997	32
Minneapolis	MN	(3,110)	160	10,408	10,568	(2,913)	1997	35
St Louis/Shrews	MO	(3,377)	1,650	3,767	5,417	(879)	1999	35
Jackson	MS	(6,113)	—	10,201	10,201	(430)	2006	40
Jackson	MS	(5,414)	—	8,742	8,742	(278)	2006	40
Jackson	MS	(4,832)	—	9,348	9,348	(355)	2006	40
Omaha	NE	(13,970)	—	18,892	18,892	(994)	2006	40
Albuquerque	NM	—	—	5,380	5,380	(258)	2005	39
Elko	NV	—	55	2,637	2,692	(671)	1999	35
Las Vegas	NV	(3,827)	1,121	4,910	6,031	(229)	2000	34
Las Vegas	NV	(3,992)	2,125	5,625	7,750	(369)	2000	34
Las Vegas	NV	(7,633)	3,479	13,274	16,753	(733)	2000	34
Las Vegas	NV	(1,103)	1,717	4,479	6,196	(150)	2000	34
Las Vegas	NV	(2,246)	1,172	1,878	3,050	(143)	2000	34
Las Vegas	NV	—	3,244	18,972	22,216	(2,275)	2004	30
Los Angeles	NV	—	—	17,044	17,044	(1,741)	2003	40
Cleveland	OH	—	823	3,127	3,950	(318)	2006	40
Harrison	OH	(2,605)	—	4,561	4,561	(1,064)	1999	35
Durant	OK	—	619	10,904	11,523	(357)	2006	40
Owasso	OK	—	—	6,582	6,582	(360)	2005	40
Roseburg	OR	—	—	5,707	5,707	(1,247)	1999	35
Clarksville	TN	—	1,195	6,537	7,732	(1,804)	1998	35
Hendersonville	TN	—	256	2,167	2,423	(217)	2000	34
Hermitage	TN	—	830	9,320	10,150	(1,118)	2003	35
Hermitage	TN	—	595	10,768	11,363	(1,780)	2003	37
Hermitage	TN	—	317	7,248	7,565	(1,222)	2003	37
Knoxville	TN	—	700	4,559	5,259	(1,758)	1994	35
Murfreesboro	TN	(6,283)	900	11,936	12,836	(2,128)	1999	35
Nashville	TN	(9,979)	955	13,376	14,331	(168)	2000	34
Nashville	TN	(4,108)	2,050	5,905	7,955	(425)	2000	34
Nashville	TN	(582)	1,007	377	1,384	(61)	2000	34
Nashville	TN	(5,817)	2,980	8,193	11,173	(540)	2000	34
Nashville	TN	(989)	1,171	591	1,762	(16)	2000	34
Nashville	TN	(587)	515	727	1,242	(7)	2000	34
Nashville	TN	(980)	266	1,314	1,580	17	2000	34

HCP, Inc.

Schedule III: Real Estate and Accumulated Depreciation (Continued)

December 31, 2007

(Dollars in thousands)

Nashville	TN	$(5,570)	$827	$8,310	$9,137	$(501)	2000	34
Nashville	TN	(10,503)	5,425	11,819	17,244	(135)	2000	34
Nashville	TN	(9,603)	3,818	16,227	20,045	(875)	2000	34
Nashville	TN	(479)	583	305	888	10	2000	34
Arlington	TX	(9,367)	769	13,344	14,113	(733)	2003	34
Conroe	TX	(3,059)	324	5,784	6,108	(321)	2000	34
Conroe	TX	(5,411)	397	8,528	8,925	(367)	2000	34
Conroe	TX	(6,041)	388	8,030	8,418	(247)	2000	37
Conroe	TX	(1,975)	188	4,126	4,314	(275)	2000	34
Corpus Christi	TX	(5,560)	717	10,515	11,232	(735)	2000	34
Corpus Christi	TX	(3,249)	328	3,869	4,197	(329)	2000	34
Corpus Christi	TX	(1,552)	313	2,134	2,447	(116)	2000	34
Dallas	TX	(5,783)	1,664	7,877	9,541	(446)	2000	34
Dallas	TX	—	15,230	169,311	184,541	(5,593)	2006	35
Fort Worth	TX	(3,191)	898	5,439	6,337	(281)	2000	34
Fort Worth	TX	(2,325)	2	3,599	3,601	(710)	2005	25
Fort Worth	TX	(4,756)	5	7,960	7,965	(716)	2005	40
Granbury	TX	(4,417)	—	8,889	8,889	(417)	2006	40
Houston	TX	—	300	3,770	4,070	(1,812)	1993	30
Houston	TX	(11,550)	1,927	32,374	34,301	(7,128)	1999	35
Houston	TX	(10,246)	2,203	20,026	22,229	(8,291)	1999	17
Houston	TX	(3,433)	1,033	3,648	4,681	(268)	2000	34
Houston	TX	(10,636)	1,706	13,363	15,069	(797)	2000	34
Houston	TX	(2,104)	257	3,235	3,492	(215)	2000	35
Houston	TX	—	7	11,065	11,072	(582)	2004	36
Houston	TX	(5,618)	—	6,537	6,537	(229)	2006	40
Irving	TX	(6,049)	828	6,882	7,710	(491)	2000	34
Irving	TX	—	—	10,937	10,937	(498)	2004	34
Irving	TX	(7,355)	1,604	17,159	18,763	(632)	2006	40
Irving	TX	(6,652)	1,955	14,246	16,201	(782)	2006	40
Lancaster	TX	—	162	5,034	5,196	(367)	2006	39
Lewisville	TX	(5,650)	561	8,359	8,920	(334)	2000	34
Longview	TX	—	102	7,998	8,100	(2,447)	1992	45
Lufkin	TX	—	338	2,383	2,721	(692)	1992	45
McKinney	TX	—	541	6,640	7,181	(1,208)	2003	36
McKinney	TX	—	—	7,988	7,988	(894)	2003	*
Nassau Bay	TX	—	—	10,363	10,363	(567)	2000	37
North Richland Hills	TX	(5,909)	812	10,149	10,961	(648)	2006	40
Pampa	TX	—	84	3,242	3,326	(985)	1992	45
Pearland	TX	(6,066)	—	7,361	7,361	(167)	2006	40
Plano	TX	(4,350)	1,704	7,923	9,627	(2,542)	1999	25
Plano	TX	(8,309)	1,210	10,096	11,306	(444)	2000	34
Plano	TX	(11,394)	1,389	14,702	16,091	(1,126)	2002	36
Plano	TX	—	2,059	22,390	24,449	(1,743)	2006	40
San Antonio	TX	(5,938)	—	10,984	10,984	(934)	2006	35
San Antonio	TX	(5,291)	—	10,770	10,770	(1,451)	2006	35
Sugarland	TX	(4,188)	1,084	6,226	7,310	(510)	2000	34
Texarkana	TX	(7,294)	1,177	9,773	10,950	(630)	2006	40
Texas City	TX	(6,847)	—	11,183	11,183	(415)	2000	37
Victoria	TX	—	125	8,977	9,102	(2,607)	1994	45
Bountiful	UT	—	276	5,237	5,513	(1,416)	1995	45
Castle Dale	UT	—	50	1,818	1,868	(462)	1998	35
Centerville	UT	(348)	300	1,522	1,822	(347)	1999	35
Grantsville	UT	—	50	429	479	(109)	1999	35
Kaysville	UT	—	530	4,493	5,023	(632)	2001	43
Layton	UT	(705)	—	2,827	2,827	(660)	1999	35
Layton	UT	—	389	7,132	7,521	(1,400)	2001	35

HCP, Inc.

Schedule III: Real Estate and Accumulated Depreciation (Continued)

December 31, 2007

(Dollars in thousands)

Ogden	UT	$(420)	$180	$1,747	$1,927	$(456)	1999	35
Ogden	UT	—	106	4,771	4,877	(275)	2006	40
Orem	UT	—	337	8,785	9,122	(2,534)	1999	35
Providence	UT	—	240	4,005	4,245	(1,093)	1999	35
Salt Lake City	UT	—	201	815	1,016	(200)	1999	35
Salt Lake City	UT	(2,882)	180	15,046	15,226	(3,861)	1999	35
Salt Lake City	UT	—	3,000	7,641	10,641	(1,225)	2001	38
Salt Lake City	UT	—	509	4,552	5,061	(849)	2003	37
Salt Lake City	UT	—	220	10,996	11,216	(2,879)	1999	35
Springville	UT	—	85	1,529	1,614	(382)	1999	35
Stansbury	UT	(2,200)	450	3,240	3,690	(470)	2001	45
Washington Terrace	UT	—	—	4,650	4,650	(1,377)	2002	35
Washington Terrace	UT	—	—	2,731	2,731	(818)	1999	35
West Valley City	UT	—	1,070	17,470	18,540	(4,429)	1999	35
West Valley City	UT	—	410	9,257	9,667	(1,300)	1999	35
Fairfax	VA	(14,205)	8,396	20,097	28,493	(1,628)	2006	28
Reston	VA	—	—	11,902	11,902	(1,169)	2003	43
Renton	WA	—	—	19,039	19,039	(4,661)	1999	35
Seattle	WA	—	—	59,642	59,642	(9,230)	2004	39
Seattle	WA	—	—	29,262	29,262	(6,207)	2004	36
Seattle	WA	—	—	9,739	9,739	(2,339)	2004	10
Seattle	WA	—	—	4,955	4,955	(1,223)	2004	25
Seattle	WA	—	—	10,072	10,072	(2,226)	2004	33
Seattle	WA	—	—	42,149	42,149	(918)	2007	30
Charleston	WV	—	465	410	875	(66)	2000	34
Charleston	WV	—	803	1,861	2,664	(221)	2000	34
Plano	TX	—	3,300	—	3,300	—	2006	NA
Mexico City	DF	—	503	4,537	5,040	(310)	2006	40

		$(594,461)	$204,146	$2,021,911	$2,226,057	$(252,760)

Hospital
Fayetteville	AR	$—	$700	$9,951	$10,651	$(2,324)	1999	32
Little Rock	AR	—	709	9,604	10,313	(3,677)	1990	45
Peoria	AZ	—	1,565	7,070	8,635	(2,828)	1988	45
Tucson	AZ	—	630	2,989	3,619	(686)	1997	45
Fresno	CA	—	3,652	36,490	40,142	(1,195)	2006	40
Irvine	CA	—	18,000	70,800	88,800	(16,526)	1999	35
Los Gatos	CA	—	3,736	17,139	20,875	(12,479)	1985	30
Tarzana	CA	—	12,300	77,465	89,765	(18,068)	1999	35
Colorado Springs	CO	—	690	8,338	9,028	(3,155)	1989	45
Ft. Lauderdale	FL	—	2,000	11,269	13,269	(2,829)	1992	40
Palm Beach Gardens	FL	—	4,200	58,250	62,450	(13,593)	1999	35
Atlanta	GA	—	4,300	10,677	14,977	(542)	2007	40
Roswell	GA	—	6,900	54,859	61,759	(12,861)	1999	35
Idaho Falls	ID	—	2,068	25,170	27,238	(2,901)	2001	45
Overland Park	KS	—	2,316	10,704	13,020	(4,428)	1989	45
Wichita	KS	—	1,500	12,501	14,001	(2,918)	1999	35
Baton Rouge	LA	—	690	8,817	9,507	(170)	2007	40
Bossier City	LA	—	1,965	15,498	17,463	(620)	2006	35
Plaquemine	LA	—	636	9,722	10,358	(4,203)	1992	35
Slidell	LA	—	2,520	19,412	21,932	(10,907)	1985	40
Slidell	LA	—	1,490	22,490	23,980	(920)	2006	40
Poplar Bluff	MO	—	1,200	34,800	36,000	(8,120)	1999	35
Hickory	NC	—	2,600	69,900	72,500	(16,310)	1999	35
Bennetsville	SC	—	794	13,700	14,494	(4,477)	1999	25
Cheraw	SC	—	500	8,000	8,500	(2,620)	1999	25
Amarillo	TX	—	350	3,800	4,150	(3,125)	1999	10

HCP, Inc.

Schedule III: Real Estate and Accumulated Depreciation (Continued)

December 31, 2007

(Dollars in thousands)

Cleveland	TX	$—	$400	$14,603	$15,003	$(3,210)	1999	35
Dallas	TX	—	1,820	12,028	13,848	(558)	2007	40
Dallas	TX	—	18,840	147,233	166,073	(4,002)	2007	35
Plano	TX	—	6,290	23,648	29,938	(420)	2007	25
San Antonio	TX	—	1,990	12,993	14,983	(6,686)	1987	45
Webster	TX	—	890	5,161	6,051	(1,516)	1997	35
West Valley City	UT	—	2,900	59,696	62,596	(12,026)	1999	32
Petersburg	VA	—	1,403	9,855	11,258	(262)	2006	40
Greenfield	WI	—	620	5,734	6,354	2	2006	40
Morgantown	WV	—	—	14,400	14,400	(3,363)	1999	35

		$—	$113,164	$934,766	$1,047,930	$(184,523)

Skilled nursing
El Monte	CA	$—	$360	$3,542	$3,902	$(2,455)	1986	35
Livermore	CA	—	330	1,711	2,041	(1,483)	1985	25
Lomita	CA	—	510	1,222	1,732	(855)	1986	35
Perris	CA	—	336	3,394	3,730	(1,375)	1998	25
Vista	CA	—	653	6,429	7,082	(2,545)	1997	25
Fort Collins	CO	—	159	2,064	2,223	(1,814)	1985	25
Morrison	CO	—	430	5,689	6,119	(4,823)	1985	24
Statesboro	GA	—	168	1,694	1,862	(710)	1992	25
Rexburg	ID	—	200	5,310	5,510	(1,619)	1998	35
Angola	IN	—	130	2,970	3,100	(747)	1999	35
Ferdinand	IN	—	26	3,389	3,415	(1,464)	1989	40
Fort Wayne	IN	—	200	6,967	7,167	(1,152)	1999	38
Fort Wayne	IN	—	140	3,860	4,000	(977)	1999	35
Huntington	IN	—	30	3,070	3,100	(793)	1999	35
Jasper	IN	—	165	6,811	6,976	(1,672)	2001	35
Kokomo	IN	—	250	5,932	6,182	(1,055)	1999	45
Lebanon	IN	—	—	5,550	5,550	(1,259)	1999	45
Michigan City	IN	—	555	5,494	6,049	(650)	2004	40
Milford	IN	—	26	1,935	1,961	(953)	1991	35
New Albany	IN	—	230	7,090	7,320	(1,767)	2001	35
Petersburg	IN	—	25	2,434	2,459	(1,190)	1991	40
Seymour	IN	—	—	7,897	7,897	(890)	2004	45
Spencer	IN	—	70	7,440	7,510	(1,919)	2001	35
Tell City	IN	—	95	7,812	7,907	(1,262)	2001	45
Cynthiana	KY	—	192	4,875	5,067	(351)	2004	40
Mayfield	KY	—	218	2,797	3,015	(1,489)	1986	40
Franklin	LA	—	405	4,100	4,505	(1,684)	1998	25
Morgan City	LA	—	203	2,050	2,253	(842)	1998	25
Westborough	MA	—	138	2,975	3,113	(2,239)	1985	30
Bad Axe	MI	—	400	4,506	4,906	(1,126)	1998	40
Deckerville	MI	—	39	2,966	3,005	(1,386)	1986	45
Mc Bain	MI	—	12	2,424	2,436	(1,143)	1986	45
Las Vegas	NV	—	1,300	4,300	5,600	(1,272)	1999	35
Las Vegas	NV	—	1,300	6,200	7,500	(1,753)	1999	35
Fairborn	OH	—	250	4,950	5,200	(1,232)	1999	35
Georgetown	OH	—	130	5,070	5,200	(1,260)	1999	35
Marion	OH	—	218	2,971	3,189	(2,030)	1986	30
Newark	OH	—	400	8,588	8,988	(5,036)	1986	35
Port Clinton	OH	—	370	3,730	4,100	(947)	1999	35
Springfield	OH	—	250	4,239	4,489	(1,022)	1999	35
Toledo	OH	—	120	5,280	5,400	(1,347)	1999	35
Versailles	OH	—	120	5,080	5,200	(1,262)	1999	35
Carthage	TN	—	129	2,405	2,534	(341)	2004	35
Loudon	TN	—	26	3,879	3,905	(2,323)	1986	35

HCP, Inc.

Schedule III: Real Estate and Accumulated Depreciation (Continued)

December 31, 2007

(Dollars in thousands)

Maryville	TN	$—	$160	$1,472	$1,632	$(702)	1986	45
Maryville	TN	—	307	4,376	4,683	(2,008)	1986	45
Fort Worth	TX	—	243	2,575	2,818	(1,063)	1998	25
Galveston	TX	—	245	6,977	7,222	(1,476)	2002	35
Port Arthur	TX	—	155	7,067	7,222	(1,490)	2002	35
Texas City	TX	—	170	7,052	7,222	(1,487)	2002	35
Ogden	UT	—	250	4,685	4,935	(1,428)	1998	35
Fishersville	VA	—	751	7,734	8,485	(1,048)	2004	40
Floyd	VA	—	308	2,708	3,016	(932)	2004	25
Independence	VA	—	206	8,366	8,572	(1,098)	2004	40
Newport News	VA	—	535	6,192	6,727	(875)	2004	40
Roanoke	VA	—	586	7,159	7,745	(959)	2004	40
Staunton	VA	—	422	8,681	9,103	(1,152)	2004	40
Williamsburg	VA	—	699	4,885	5,584	(721)	2004	40
Windsor	VA	—	319	7,542	7,861	(1,001)	2004	40
Woodstock	VA	—	607	5,400	6,007	(763)	2004	40

		$—	$17,271	$285,962	$303,233	$(83,717)

Total continuing operations properties		$(1,280,919)	$1,620,721	$8,740,281	$10,361,003	$(786,368)

Corporate and other assets		—	—	7,153	7,152	(3,530)

Total		$(1,280,919)	$1,620,721	$8,747,434	$10,368,155	$(789,898)

*
Property is in development and not yet placed in service.

(1)
Encumbrances include mortgage debt and other debt aggregating $1.4 billion. At December 31, 2007, $108.3 million of mortgage debt encumbered assets accounted for as direct financing leases, which are excluded from Schedule III above.

	Cost	Accumulated Depreciation
Schedule III total	$10,368,155	$789,898
Less: real estate related intangibles assets and liabilities, net	(389,552)	(61,094)

Amount included under real estate on consolidated balance sheet	$9,978,603	$728,804

HCP, Inc.

Schedule III: Real Estate and Accumulated Depreciation (Continued)

December 31, 2007

(Dollars in thousands)

        (b)   A summary of activity for real estate and accumulated depreciation for the year ended December 31, 2007, 2006 and 2005 is as follows (in thousands):

	Year ended December 31,
	2007	2006	2005
Real estate:
Balances at beginning of year	$6,449,184	$3,069,291	$2,552,529
Acquisition of real state, development and improvements	3,506,681	5,247,010	576,932
Disposition of real estate	(2,216,406)	(489,088)	(68,048)
Impairments	—	(7,052)	—
Balances associated with changes in reporting presentation	2,239,144	(1,370,977)	7,878

Balances at end of year	$9,978,603	$6,449,184	$3,069,291

Accumulated depreciation:
Balances at beginning of year	$519,965	$413,786	$340,889
Depreciation expense	208,877	136,397	101,202
Disposition of real estate	(126,344)	(115,680)	(14,450)
Balances associated with changes in reporting presentation	126,306	85,462	(13,855)

Balances at end of year	$728,804	$519,965	$413,786

QuickLinks

PART I
  ITEM 1A. Risk Factors
  ITEM 1B. Unresolved Staff Comments
  ITEM 2. Properties
  ITEM 3. Legal Proceedings
  ITEM 4. Submission of Matters to a Vote of Security Holders
PART II
  ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
ISSUER PURCHASES OF EQUITY SECURITIES
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN AMONG S&P 500, EQUITY REITS AND HCP, Inc. RATE OF RETURN TREND COMPARISON JANUARY 1, 2003–DECEMBER 31, 2007 (JANUARY 1, 2003 = 100)
Stock Price Performance Graph Total Return
  ITEM 6. Selected Financial Data
  ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
  ITEM 8. Financial Statements and Supplementary Data
  ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
  ITEM 9A. Controls and Procedures
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
  ITEM 9B. Other Information
PART III
  ITEM 10. Directors, Executive Officers and Corporate Governance
  ITEM 11. Executive Compensation
  ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  ITEM 13. Certain Relationships and Related Transactions, and Director Independence
  ITEM 14. Principal Accountant Fees and Services
  ITEM 15. Exhibits, Financial Statements and Financial Statement Schedules
SIGNATURES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
HCP, Inc. CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share data)
HCP, Inc. CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data)
HCP, Inc. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands, except per share data)
HCP, Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
HCP, Inc. Schedule II: Valuation and Qualifying Accounts December 31, 2007 (In thousands)