Form 10-K/A
period 2007-12-31
HCP, INC.
filed 2008-02-13
CIK 765880

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

        HCP, Inc. ("HCP," "us" or "we") is filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the "Original Form 10-K") to include a conformed signature inadvertently omitted from Exhibit 23.1 to the Original Form 10-K. Exhibit 23.1 contains the consent of HCP's independent registered public accounting firm, Ernst & Young LLP, whose signed consent was obtained by us on February 11, 2008, prior to the date of our filing of the Original Form 10-K with the Securities and Exchange Commission ("SEC"). The consent attached hereto as Exhibit 23.1 supersedes and replaces the Exhibit 23.1 filed with our Original Form 10-K. This Amendment makes no attempt to reflect events occurring after the filing of the Original Form 10-K and does not change any previously reported financial results of operations or any disclosures contained in that document, other than to revise the Exhibits to include updated Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to SEC rules and an updated Exhibit 23.1

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
10.5	Second Amended and Restated Director Deferred Compensation Plan (effective as of October 25, 2007).*†
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
10.12.4	Amendment No. 4 to Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC, effective as of January 1, 2007.†
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

10.19	Form of employee Performance Restricted Stock Unit Agreement with five-year installment vesting.*†
10.20
CEO Restricted Stock Unit Agreement, relating to HCP's Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.29 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2005).*
10.21	Form of directors and officers Indemnification Agreement.*†
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
10.28	Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.41 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895), filed October 30, 2007).*
10.29	2006 Performance Incentive Plan (incorporated herein by reference to Exhibit A to HCP's Proxy Statement (File No. 1-08895) for the Annual Meeting of Stockholders held on May 11, 2006).*
10.30	Form of Mezzanine Loan Agreement defining HCP's rights and obligations in connection with its Manor Care investment.†
10.31	Form of Intercreditor Agreement defining HCP's rights and obligations in connection with its Manor Care investment.†
10.32	Form of Cash Management Agreement defining HCP's rights and obligations in connection with its Manor Care investment.†
10.33	Form of Pledge and Security Agreement defining HCP's rights and obligations in connection with its Manor Care investment.†
10.34	Form of Promissory Note defining HCP's rights and obligations in connection with its Manor Care investment.†
10.35	Form of Guaranty Agreement defining HCP's rights and obligations in connection with its Manor Care investment.†

10.36	Form of Assignment and Assumption Agreement entered into in connection with HCP's Manor Care investment.†
10.37	Form of Omnibus Assignment entered into in connection with HCP's Manor Care investment.†
10.38	Executive Bonus Program (incorporated herein by reference to HCP's Current Report on Form 8-K (File No. 1-08895), filed January 31, 2008.
21.1	Subsidiaries of the Company.†
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification by James F. Flaherty III, HCP's Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).†
31.2	Certification by Mark A. Wallace, HCP's Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).†
31.3	Updated Certification by James F. Flaherty III, HCP's Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).
31.4	Updated Certification by Mark A. Wallace, HCP's Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification by James F. Flaherty III, HCP's Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.†
32.2	Certification by Mark A. Wallace, HCP's Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.†

*
Management Contract or Compensatory Plan or Arrangement.

†
Previously filed with the Annual Report on Form 10-K filed February 12, 2008.

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 13, 2008

HCP, Inc. (Registrant)
/s/ JAMES F. FLAHERTY III James F. Flaherty III, Chairman and Chief Executive Officer (Principal Executive Officer)

QuickLinks

EXPLANATORY NOTE
  ITEM 15. Exhibits, Financial Statements and Financial Statement Schedules
SIGNATURE