Form 10-Q
period 2008-03-31
HCP, INC.
filed 2008-04-29
CIK 765880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2008.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  YES  ☒   NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
YES  ☐  NO  ☒

As of April 16, 2008, there were 234,894,583 shares of the registrant’s $1.00 par value common stock outstanding.

HCP, INC.

INDEX

PART I. FINANCIAL INFORMATION

HCP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Real estate:
Buildings and improvements	$7,738,776	$7,670,272
Development costs and construction in progress	330,730	372,947
Land	1,593,350	1,598,244
Less accumulated depreciation and amortization	722,224	661,795
Net real estate	8,940,632	8,979,668
Net investment in direct financing leases	642,572	640,052
Loans receivable, net	1,068,093	1,065,485
Investments in and advances to unconsolidated joint ventures	281,102	248,894
Accounts receivable, net of allowance of $17,489 and $23,109, respectively	32,849	44,892
Cash and cash equivalents	154,000	96,269
Restricted cash	29,664	36,427
Intangible assets, net	598,167	623,271
Real estate held for sale, net	248,093	270,681
Other assets, net	504,892	516,133
Total assets	$12,500,064	$12,521,772
LIABILITIES AND STOCKHOLDERS’ EQUITY
Bank line of credit	$1,018,600	$951,700
Bridge loan	1,350,000	1,350,000
Senior unsecured notes	3,820,868	3,819,950
Mortgage debt	1,274,795	1,280,761
Other debt	106,677	108,496
Intangible liabilities, net	269,638	278,553
Accounts payable and accrued liabilities	249,714	233,342
Deferred revenue	68,387	55,990
Total liabilities	8,158,679	8,078,792
Minority interests:
Joint venture partners	32,009	33,436
Non-managing member unitholders	281,729	305,835
Total minority interests	313,738	339,271

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $1.00 par value: 50,000,000 shares authorized; 11,820,000 shares issued and outstanding, liquidation preference of $25 per share	285,173	285,173
Common stock, $1.00 par value: 750,000,000 shares authorized; 217,816,021 and 216,818,780 shares issued and outstanding, respectively	217,816	216,819
Additional paid-in capital	3,755,433	3,724,739
Cumulative dividends in excess of earnings	(174,878)	(120,920)
Accumulated other comprehensive loss	(55,897)	(2,102)
Total stockholders’ equity	4,027,647	4,103,709
Total liabilities and stockholders’ equity	$12,500,064	$12,521,772

See accompanying Notes to Condensed Consolidated Financial Statements.

HCP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Rental and related revenues	$213,287	$177,933
Tenant recoveries	22,449	14,483
Income from direct financing leases	14,974	14,990
Investment management fee income	1,467	6,238
	252,177	213,644
Costs and expenses:
Interest	96,370	78,744
Depreciation and amortization	79,276	58,323
Operating	51,428	42,218
General and administrative	20,538	20,107
	247,612	199,392
Income before equity income from unconsolidated joint ventures, interest and other income, net, minority interests’ share of earnings, income taxes and discontinued operations	4,565	14,252
Equity income from unconsolidated joint ventures	1,288	1,214
Interest and other income, net	35,326	14,466
Minority interests’ share of earnings	(5,716)	(5,235)
Income taxes	(2,245)	(467)
Income from continuing operations	33,218	24,230

Discontinued operations:
Income before gain on sales of real estate, net of income taxes	7,056	17,013
Gain on sales of real estate	10,138	104,045
	17,194	121,058

Net income	50,412	145,288
Preferred stock dividends	(5,283)	(5,283)
Net income applicable to common shares	$45,129	$140,005

Basic earnings per common share:
Continuing operations	$0.13	$0.09
Discontinued operations	0.08	0.60
Net income applicable to common shares	$0.21	$0.69

Diluted earnings per common share:
Continuing operations	$0.13	$0.09
Discontinued operations	0.08	0.59
Net income applicable to common shares	$0.21	$0.68

Weighted average shares used to calculate earnings per common share:
Basic	216,773	204,000
Diluted	217,663	205,909

Dividends declared per common share:	$0.455	$0.445

See accompanying Notes to Condensed Consolidated Financial Statements.

HCP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands except per share data)
(Unaudited)

Three Months Ended March 31,
2008
Preferred Stock, $1.00 Par Value:
Shares, beginning and ending	11,820
Amounts, beginning and ending	$285,173

Common Stock, Shares:
Shares at beginning of year	216,819
Issuance of common stock, net	923
Exercise of stock options	74
Shares at end of period	217,816

Common Stock, $1.00 Par Value:
Balance at beginning of year	$216,819
Issuance of common stock, net	923
Exercise of stock options	74
Balance at end of period	$217,816

Additional Paid-In Capital:
Balance at beginning of year	$3,724,739
Issuance of common stock, net	25,847
Exercise of stock options	1,321
Amortization of deferred compensation	3,526
Balance at end of period	$3,755,433

Cumulative Dividends in Excess of Earnings:
Balance at beginning of year	$(120,920)
Net income	50,412
Preferred dividends	(5,283)
Common dividend ($0.455 per share)	(99,087)
Balance at end of period	$(174,878)

Accumulated Other Comprehensive Loss:
Balance at beginning of year	$(2,102)
Change in net unrealized gains on securities:
Unrealized losses	(11,295)
Less reclassification adjustment realized in net income	113
Unrealized losses on cash flow hedges	(42,716)
Changes in Supplemental Executive Retirement Plan obligation	25
Foreign currency translation adjustment	78
Balance at end of period	$(55,897)

Total Comprehensive Income (Loss):
Net income	$50,412
Other comprehensive loss	(53,795)
Total comprehensive loss	$(3,383)

See accompanying Notes to Condensed Consolidated Financial Statements.

HCP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income	$50,412	$145,288
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate, in-place lease and other intangibles:
Continuing operations	79,276	58,323
Discontinued operations	3,082	6,050
Amortization of below market lease intangibles, net	(2,152)	(274)
Stock-based compensation	3,526	2,478
Amortization of debt issuance costs	3,039	3,654
Recovery of loan losses	—	(125)
Straight-line rents	(9,782)	(7,838)
Interest accretion	(6,292)	(1,943)
Deferred rental revenue	8,605	3,627
Equity income from unconsolidated joint ventures	(1,288)	(1,214)
Distributions of earnings from unconsolidated joint ventures	1,191	1,011
Minority interests’ share of earnings	5,716	5,235
Gain on sales of real estate	(10,138)	(104,045)
Marketable securities losses (gains), net	113	(1,012)
Changes in:
Accounts receivable	12,043	(2,934)
Other assets	10,480	(7,308)
Accounts payable and accrued liabilities	(16,156)	(11,974)
Net cash provided by operating activities	131,675	86,999
Cash flows from investing activities:
Cash used in acquisitions and development of real estate	(42,962)	(222,006)
Lease commissions and tenant and capital improvements	(18,107)	(8,080)
Proceeds from sales of real estate, net	29,590	170,102
Contributions to unconsolidated joint ventures	(472)	—
Distributions in excess of earnings from unconsolidated joint ventures	2,316	276,209
Proceeds from the sale of marketable securities	—	4,454
Principal repayments on loans receivable	2,155	3,832
Investment in loans receivable and marketable securities	(602)	(4,843)
Decrease in restricted cash	6,763	7,837
Net cash provided by (used in) investing activities	(21,319)	227,505
Cash flows from financing activities:
Net borrowings (repayments) under bank line of credit	66,900	(434,500)
Repayments of term loan	—	(504,593)
Repayments of mortgage debt	(12,071)	(5,295)
Issuance of mortgage debt	—	18,069
Repayments of senior unsecured notes	—	(10,000)
Issuance of senior unsecured notes	—	500,000
Debt issuance costs	—	(6,952)
Net proceeds from the issuance of common stock and exercise of options	4,243	271,460
Dividends paid on common and preferred stock	(104,370)	(97,061)
Distributions to minority interests	(7,327)	(3,396)
Net cash used in financing activities	(52,625)	(272,268)
Net increase in cash and cash equivalents	57,731	42,236
Cash and cash equivalents, beginning of period	96,269	60,687
Cash and cash equivalents, end of period	$154,000	$102,923

See accompanying Notes to Condensed Consolidated Financial Statements.

HCP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)         Business

HCP, Inc. is a Maryland corporation that is organized to qualify as a self-administered real estate investment trust (“REIT”) which, together with its consolidated entities (collectively, “HCP” or the “Company”), invests primarily in real estate serving the healthcare industry in the United States. The Company acquires, develops, leases, disposes and manages healthcare real estate and provides mortgage and specialty financing to healthcare providers.

(2)         Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission (“SEC”).

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

Principles of Consolidation

The consolidated financial statements include the accounts of HCP, its wholly-owned subsidiaries and joint ventures that it controls, through voting rights or other means. All material intercompany transactions and balances have been eliminated in consolidation.

The Company applies Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities, as revised (“FIN 46R”), for arrangements with variable interest entities. FIN 46R provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and the determination of which business enterprise is the primary beneficiary of the VIE. A variable interest entity is broadly defined as an entity where either (i) the equity investors as a group, if any, do not have a controlling financial interest, or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. The Company consolidates investments in VIEs when the Company is the primary beneficiary of the VIE at either the creation of the variable interest entity or upon the occurrence of a qualifying reconsideration event.

The Company applies Emerging Issues Task Force (“EITF”) Issue 04-5, Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights (“EITF 04-5”), to investments in joint ventures. EITF 04-5 provides guidance on the type of rights held by the limited partner(s) that preclude consolidation in circumstances in which the sole general partner would otherwise consolidate the limited partnership in accordance with GAAP. The assessment of limited partners’ rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if (i) there is a change to the terms or in the exercisability of the rights of the limited partners, (ii) the sole general partner increases or decreases its ownership of limited partnership interests, or (iii) there is an increase or decrease in the number of outstanding limited partnership interests. EITF 04-5 also applies to managing member interests in limited liability companies.

HCP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Investments in Unconsolidated Joint Ventures

Investments in entities which the Company does not consolidate but for which the Company has the ability to exercise significant influence over operating and financial policies are reported under the equity method. Under the equity method of accounting, the Company’s share of the investee’s earnings or losses are included in the Company’s operating results.

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

Revenue Recognition

Rental income from tenants is recognized in accordance with GAAP, including SEC Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). The Company begins recognizing rental revenue when collectibility is reasonably assured and the tenant has taken possession or controls the physical use of the leased asset. For assets acquired subject to leases the Company recognizes revenue upon acquisition of the asset provided the tenant has taken possession or controls the physical use of the leased asset. If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:

•      whether the lease stipulates how and on what a tenant improvement allowance may be spent;

•      whether the tenant or landlord retains legal title to the improvements at the end of the lease term;

•      whether the tenant improvements are unique to the tenant or general purpose in nature; and

•      whether the tenant improvements are expected to have any residual value at the end of the lease.

For leases with minimum scheduled rent increases, the Company recognizes income on a straight-line basis over the lease term when collectibility is reasonably assured. Recognizing rental income on a straight-line basis for leases results in recognized revenue exceeding amounts contractually due from tenants. Such cumulative excess amounts are included in other assets and were $86 million and $76 million, net of allowances, at March 31, 2008 and December 31, 2007, respectively. In the event the Company determines that collectibility of straight-line rents is not reasonably assured, the Company limits future recognition to amounts contractually owed, and, where appropriate, the Company establishes an allowance for estimated losses.

The Company maintains an allowance for doubtful accounts, including an allowance for straight-line rent receivables, for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. The Company monitors the liquidity and creditworthiness of its tenants and operators on an ongoing basis. This evaluation considers industry and economic conditions, property performance, credit enhancements and other factors. For straight-line rent amounts, the Company’s assessment is based on amounts recoverable over the term of the lease. At March 31, 2008 and December 31, 2007, respectively, the Company had an allowance of $40.3 million and $35.8 million, included in other assets, as a result of the Company’s determination that collectibility is not reasonably assured for certain straight-line rent amounts.

HCP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Certain leases provide for additional rents contingent upon a percentage of the facility’s revenue in excess of specified base amounts or other thresholds. Such revenue is recognized when actual results reported by the tenant, or estimates of tenant results, exceed the base amount or other thresholds. Such revenue is recognized in accordance with SAB No. 104, which states that income is recognized only after the contingency has been removed (when the related thresholds are achieved), which may result in the recognition of rent payments in periods subsequent to when such payments are received.

Tenant recoveries related to reimbursement of real estate taxes, insurance, repairs and maintenance, and other operating expenses are recognized as revenue in the period the applicable expenses are incurred. The reimbursements are recognized and presented in accordance with EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (“EITF 99-19”). EITF 99-19 requires that these reimbursements be recorded gross, as the Company is generally the primary obligor with respect to purchasing goods and services from third-party suppliers, has discretion in selecting the supplier and bears the credit risk.

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

The Company receives management fees from its investments in joint venture entities for various services provided as the managing member of the ventures. Management fees are recorded as revenue when management services have been delivered.

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

The Company assesses fair value based on estimated cash flow projections that utilize appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it was vacant.

The Company records acquired “above and below” market leases at fair value using discount rates which reflect the risks associated with the leases acquired. The amount recorded is based on the present value of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease, and (ii) management’s estimate of fair market lease rates for each in-place lease, measured over a period equal to the remaining term of the lease for above market leases and the initial term plus the extended term for any leases with bargain renewal options. Other intangible assets acquired include amounts for in-place lease values that are based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes estimates of lost rentals at market rates during the hypothetical expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, the Company considers leasing commissions, legal and other related costs.

The Company capitalizes direct construction and development costs, including predevelopment costs, interest, property taxes, insurance and other costs directly related and essential to the acquisition, development or construction of a real estate project. In accordance with SFAS No. 34, Capitalization of Interest Cost and SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, construction and development costs are capitalized while substantive activities are ongoing to prepare an asset for its intended use. The Company considers a construction project as substantially complete and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. Costs incurred after a project is substantially complete and ready for its intended use, or after development activities have stopped, are expensed as incurred. Costs previously capitalized related to abandoned acquisitions or developments are charged to earnings. Expenditures for repairs and maintenance are expensed as incurred.

HCP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

Loans Receivable and Allowance for Loan Losses

Loans receivable are classified as held-for-investment based on management’s intent and ability to hold the loans for the foreseeable future or to maturity. Loans held-for-investment are carried at amortized cost reduced by a valuation allowance for estimated credit losses. The Company recognizes interest income on loans, including the amortization of discounts and premiums, using the effective interest method applied on a loan-by-loan basis. Premiums and discounts are recognized as yield adjustments over the life of the related loans. Loans are transferred from held-for-investment to held-for-sale when management’s intent is to no longer hold the loans for the foreseeable future. Loans held-for-sale are recorded at the lower of cost or fair value.

Allowances are established for loans based upon an estimate of probable losses for the individual loans deemed to be impaired. Impairment is indicated when it is deemed probable that the Company will be unable to collect all amounts due on a timely basis in accordance with the contractual terms of the loan. The allowance is based upon the borrower’s overall financial condition, resources and payment record; the prospects for support from any financially responsible guarantors; and, if appropriate, the realizable value of any collateral. These estimates consider all available evidence including, as appropriate, the present value of the expected future cash flows discounted at the loan’s contractual effective rate, the fair value of collateral, general economic conditions and trends, historical and industry loss experience, and other relevant factors.

Impairment of Long-Lived Assets and Goodwill

The Company assesses the carrying value of its long-lived assets, including investments in unconsolidated joint ventures, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (“SFAS No. 144”). If the sum of the expected future net undiscounted cash flows is less than the carrying amount of the long-lived asset, an impairment loss will be recognized by adjusting the asset’s carrying amount to its estimated fair value.

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

Assets Held for Sale and Discontinued Operations

Certain long-lived assets are classified as held-for-sale in accordance with SFAS No. 144. Long-lived assets to be disposed of are reported at the lower of their carrying amount or their fair value less cost to sell and are no longer depreciated. Discontinued operations is defined in SFAS No. 144 as a component of an entity that has either been disposed of or is deemed to be held for sale if, (i) the operations and cash flows of the component have been or will be eliminated from ongoing operations as a result of the disposal transaction, and (ii) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction.

Stock-Based Compensation

Share-based compensation expense is recognized in accordance with SFAS No. 123R, Share-Based Payments (“SFAS No. 123R”). On January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective application transition method which provides for only current and future period stock-based awards to be measured and recognized at fair value.

HCP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

SFAS No. 123R requires all share-based awards granted on or after January 1, 2006 to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Compensation expense for awards with graded vesting is generally recognized ratably over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional services. Prior to the adoption of SFAS 123R, the Company applied SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure for stock-based awards granted prior to January 1, 2006.

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

Derivatives

In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging interest rate risk. To qualify for hedge accounting treatment, the derivative instruments used for risk management purposes must effectively reduce the risk exposure that they are designed to hedge. Hedge effectiveness criteria also require that the occurrence of the underlying transaction or transactions are, and will remain, probable of occurring.

The Company applies SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires the recognition of all derivative instruments, including embedded derivatives required to be bifurcated, as assets or liabilities in the Company’s consolidated balance sheet at fair value. Changes in the fair value of derivative instruments that are not designated as hedges or that do not meet the hedge accounting criteria of SFAS No. 133 are recognized in earnings. For derivatives designated as hedging instruments in qualifying hedging relationships, the change in fair value of the effective portion of the derivatives is recognized in accumulated other comprehensive income (loss) whereas the change in fair value of the ineffective portion is recognized in earnings.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. This process includes designating all derivatives that are part of a hedging relationship to specific forecasted transactions or recognized assets and liabilities in the balance sheet. The Company also assesses and documents, both at the hedging instrument’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows associated with the hedged items. When it is determined that a derivative ceases to be highly effective as a hedge or the forecasted transaction is no longer probable of occurring, the Company discontinues hedge accounting prospectively. The ineffective portion of a hedge, if any, is immediately recognized in earnings to the extent that the change in fair value of a derivative does not effectively offset the change in value of the item being hedged.

Income Taxes

In 1985, HCP, Inc. elected REIT status and believes it has always operated so as to continue to qualify as a REIT under Sections 856 to 860 of the Internal Revenue code of 1986, as amended (the “Code”). Accordingly, HCP, Inc. will not be subject to U.S. federal income tax, provided that it continues to qualify as a REIT and its distributions to its stockholders equal or exceed its taxable income. On July 27, 2007, the Company formed HCP Life Science REIT, a consolidated subsidiary, which will elect REIT status for the year ended December 31, 2007 with the filing of its 2007 U.S. federal income tax return. HCP, Inc., along with its consolidated REIT subsidiary, are each subject to the REIT qualification requirements under Sections 856 to 860 of the Code. If either REIT fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates and may be ineligible to qualify as a REIT for four subsequent tax years.

HCP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

HCP, Inc. and HCP Life Science REIT are subject to state and local income taxes in some jurisdictions, and in certain circumstances each REIT may also be subject to federal excise taxes on undistributed income. In addition, certain activities the Company undertakes must be conducted by entities which elect to be treated as taxable REIT subsidiaries (“TRSs”). TRSs are subject to both federal and state income taxes.

Marketable Securities

The Company classifies its marketable equity and debt securities as available-for-sale in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. These securities are carried at market value with unrealized gains and losses reported in stockholders’ equity as a component of accumulated other comprehensive income. Gains or losses on securities sold are based on the specific identification method. When the Company determines declines in fair value of marketable securities are other-than-temporary, a realized loss is recognized in earnings.

Capital Raising Issuance Costs

Costs incurred in connection with the issuance of both common and preferred shares are recorded as a reduction in additional paid-in capital. Debt issuance costs are deferred and included in other assets and amortized to interest expense based on effective interest method over the remaining term of the related debt.

Segment Reporting

The Company reports its consolidated financial statements in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”). The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by healthcare sector. The Company’s business includes five segments: (i) senior housing, (ii) life science, (iii) medical office, (iv) hospital and (v) skilled nursing.

Prior to the Slough Estates USA Inc. (“SEUSA”) acquisition, the Company operated through two reportable segments—triple-net leased and medical office buildings. As a result of the Company’s acquisition of SEUSA, the Company added a significant portfolio of real estate assets under different leasing and property management structures and made corresponding organizational changes. The Company believes the change to its reportable segments is appropriate and consistent with how its chief operating decision maker reviews the Company’s operating results. In addition, in accordance with SFAS No. 131, all prior period segment information has been reclassified to conform to the current presentation.

Minority Interests and Mandatorily Redeemable Financial Instruments

As of March 31, 2008, there were 7.0 million non-managing member units outstanding in seven limited liability companies of which the Company is the managing member: (i) HCPI/Tennessee, LLC; (ii) HCPI/Utah, LLC; (iii) HCPI/Utah II, LLC; (iv) HCPI/Indiana, LLC; (v) HCP DR California, LLC; (vi) HCP DR Alabama, LLC; and (vii) HCP DR MCD, LLC. The Company consolidates these entities since it exercises control and carries the minority interests at cost. The non-managing member LLC Units (“DownREIT units”) are exchangeable for an amount of cash approximating the then-current market value of shares of the Company’s common stock or, at the Company’s option, shares of the Company’s common stock (subject to certain adjustments, such as stock splits and reclassifications). Upon exchange of DownREIT units for the Company’s common stock, the carrying amount of the DownREIT units is reclassified to stockholders’ equity. At March 31, 2008, the carrying value and market value of the 7.0 million DownREIT units were $281.7 million and $321.8 million, respectively. In April 2008, as a result of the non-managing member converting their remaining HCPI/Indiana, LLC DownREIT units, HCPI/Indiana, LLC became a wholly-owned subsidiary of the Company.

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

HCP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Fair Value Measurement

Effective January 1, 2008, the Company implemented the requirements of SFAS No. 157, Fair Value Measurements (‘‘SFAS No. 157’’) for its financial assets and liabilities. SFAS No. 157 refines the definition of fair value, expands disclosure requirements about fair value measurements and establishes specific requirements as well as guidelines for a consistent framework to measure fair value. SFAS No. 157 defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants. Further, SFAS No. 157 requires the Company to maximize the use of observable market inputs, minimize the use of unobservable market inputs and disclose in the form of an outlined hierarchy the details of such fair value measurements.

SFAS No. 157 specifies a hierarchy of valuation techniques based on whether the inputs to a fair value measurement are considered to be observable or unobservable in a marketplace. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. This hierarchy requires the use of observable market data when available. These two types of inputs have created the following fair value hierarchy:

•                  Level 1 – quoted prices for identical instruments in active markets;

•                  Level 2 – quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•                  Level 3 – valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The Company measures fair value using a set of standardized procedures that are outlined herein for all financial assets and liabilities which are required to be measured at fair value. When available, the Company utilizes quoted market prices from an independent third party source to determine fair value and classifies such items in Level 1. In some instances where a market price is available, but in an inactive or over-the-counter market where significant fluctuations in pricing can occur, the Company consistently applies the dealer (market maker) pricing estimate and classifies the financial asset or liability in Level 2.

If quoted market prices or inputs are not available, fair value measurements are based upon valuation models that utilize current market or independently sourced market inputs, such as interest rates, option volatilities, credit spreads, etc. Items valued using such internally-generated valuation techniques are classified according to the lowest level input that is significant to the fair value measurement. As a result, a financial asset or liability could be classified in either Level 2 or 3 even though there may be some significant inputs that are readily observable. Internal models and techniques used by the Company include discounted cash flow interest rate swap and Black Scholes option valuation models.

Based on the guidelines of SFAS No. 157, the Company has amended the techniques used in measuring the fair value of derivative and other financial asset and liability positions. These enhancements include, for the first time, the impact of the Company’s or reporting entity’s credit risk on derivative and other liabilities measured at fair value as well as the election of the mid-market pricing expedient outlined in the standard. The implementation of these enhancements and the adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial position or results of operations.

On February 12, 2008, the FASB amended the implementation of SFAS No. 157 related to non-financial assets and liabilities until fiscal periods beginning after November 15, 2008. As a result, the Company has not applied the above fair value procedures to its goodwill and long-lived asset impairment analyses during the current period. The Company believes that the adoption of SFAS No. 157 for non-financial assets and liabilities will not have a material impact on its consolidated financial position or results of operations upon implementation for fiscal periods beginning after November 15, 2008.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (‘‘SFAS No. 159’’). SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year after November 15, 2007, and subsequent reporting periods thereafter. Currently the Company has not adopted the guidelines of SFAS No. 159 and continues to evaluate whether or not it will in future periods based on industry participant elections and financial reporting consistency with its peers.

HCP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In December 2007, the FASB issued SFAS No. 141 (Revised), Business Combinations (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles), and any noncontrolling interest in the acquiree. SFAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141R on January 1, 2009 will require the Company to prospectively expense all transaction costs for business combinations for which the acquisition date is on or that date. Early adoption and retroactive application of SFAS No. 141R to fiscal years preceding the effective date is not permitted. The implementation of this standard on January 1, 2009 could materially impact the Company’s future financial results to the extent that it acquires significant amounts of real estate, as related acquisition costs will be expensed as incurred compared to the current practice of capitalizing such costs and amortizing them over the estimated useful life of the assets acquired.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51 (“SFAS No. 160”), which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for the Company beginning January 1, 2009 and applies prospectively, except for the presentation and disclosure requirements, which applies retrospectively. The Company is currently assessing the potential impact that the adoption of SFAS No. 160 would have on its financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 establishes, among other things, the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires entities to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.

Reclassifications

Certain amounts in the Company’s prior years’ consolidated financial statements have been reclassified to conform to the current period presentation. Properties sold or held for sale have been reclassified on the balance sheets and in discontinued operations in accordance with SFAS No. 144 (see Note 5). “Tenant recoveries” have been reclassified from “rental and related revenues.” “Income taxes” have been reclassified from “general and administrative” expenses. In addition, in accordance with SFAS No. 131, all prior period segment information has been reclassified to conform to the current presentation.

(3)         Mergers and Acquisitions

Slough Estates USA Inc.

On August 1, 2007, the Company closed its acquisition of SEUSA for aggregate cash consideration of approximately $3.0 billion. SEUSA’s life science portfolio is concentrated in the San Francisco Bay Area and San Diego County.

HCP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The calculation of total consideration follows (in thousands):

Payment of aggregate cash consideration	$2,978,911
Estimated acquisition costs, net of cash acquired	3,772
Purchase price, net of assumed liabilities	2,982,683
Fair value of liabilities assumed, including debt	217,233
Purchase price	$3,199,916

Under the purchase method of accounting, the assets and liabilities of SEUSA were recorded at their relative fair values as of the date of the acquisition. During the quarter ended March 31, 2008, the Company revised its initial purchase price allocation of its acquired interest in SEUSA, which resulted in the Company reallocating $34 million among buildings and improvements, development costs and construction in progress, land and investments in and advances to unconsolidated joint ventures from its preliminary allocation at December 31, 2007. The changes from the Company’s initial purchase price allocation did not have a significant impact on the Company’s results of operations for the three months ended March 31, 2008. As of March 31, 2008, the purchase price allocation is preliminary, and the final purchase price allocation will be determined pending the receipt of information necessary to complete the valuation of certain assets and liabilities, which may result in additional changes from the current estimate.

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

The following table summarizes the revised estimated fair values of the SEUSA assets acquired and liabilities assumed as of the acquisition date of August 1, 2007 (in thousands):

Assets acquired
Buildings and improvements	$1,664,295
Development costs and construction in progress	254,626
Land	838,917
Investments in and advances to unconsolidated joint ventures	68,300
Intangible assets	340,200
Other assets	33,578
Total assets acquired	$3,199,916
Liabilities assumed
Mortgages payable and other debt	$33,553
Intangible liabilities	148,200
Other liabilities	35,480
Total liabilities assumed	217,233
Net assets acquired	$2,982,683

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

The assets, liabilities and results of operations of SEUSA are included in the consolidated financial statements from the date of acquisition.

HCP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Pro Forma Results of Operations

The following unaudited pro forma consolidated results of operations assume that the acquisition of SEUSA was completed on January 1 for the three months ended March 31, 2007 (in thousands, except per share amounts):

Revenues	$224,639
Net income	111,440
Basic earnings per common share	0.55
Diluted earnings per common share	0.54

(4)         Acquisitions of Real Estate Properties

During the three months ended March 31, 2008, the Company acquired a senior housing facility for $11 million and funded an aggregate of $49 million for construction, tenant and capital improvement projects primarily in the life science and medical office segments.

A summary of acquisitions during the year ended December 31, 2007, excluding SEUSA (Note 3), follows (in thousands):

	Consideration				Assets Acquired
Acquisitions(1)	Cash Paid	Real Estate	Debt Assumed	DownREIT Units(2)	Real Estate	Net Intangibles
Medical office	$166,982	$—	$—	$93,887	$247,996	$12,873
Hospital	120,562	35,205	—	84,719	235,084	5,402
Life science	35,777	—	12,215	2,092	48,237	1,847
Senior housing	15,956	340	5,148	—	20,772	672
	$339,277	$35,545	$17,363	$180,698	$552,089	$20,794

(1)	Includes transaction costs, if any.
(2)	Non-managing member LLC units.

(5)   Dispositions of Real Estate, Real Estate Interests and Discontinued Operations

Dispositions of Real Estate

During the three months ended March 31, 2008, the Company sold four properties for approximately $30 million and recognized gain on sales of real estate of approximately $10 million.

During the three months ended March 31, 2007, the Company sold 27 properties for approximately $170 million and recognized gain on sales of real estate of approximately $104 million.

In April 2008, the Company sold 17 properties for approximately $306 million.

Dispositions of Real Estate Interests

On January 5, 2007, the Company formed a senior housing joint venture (“HCP Ventures II”), which included 25 properties valued at $1.1 billion, which were encumbered by a $686 million secured debt facility. The Company received approximately $280 million in proceeds, including a one-time acquisition fee of $5.4 million, and no gain or loss was recognized for the sale of a 65% interest in this joint venture.

Properties Held for Sale

At March 31, 2008 and December 31, 2007, the Company held for sale 33 and 37 properties with carrying amounts of $248 million and $271 million, respectively.

HCP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Results from Discontinued Operations

The following table summarizes income from discontinued operations and gain on sales of real estate included in discontinued operations (dollars in thousands):

	Three Months Ended March 31,
	2008	2007
Rental and related revenues	$10,226	$23,701
Other revenues	53	3,027
Total revenues	10,279	26,728
Depreciation and amortization expenses	3,082	6,050
Operating expenses	47	290
Other costs and expenses	94	3,375
Income before gain on sales of real estate, net of income taxes	$7,056	$17,013

Gain on sales of real estate	$10,138	$104,045

Number of properties held for sale	33	107
Number of properties sold	4	27
Number of properties included in discontinued operations	37	134

(6)   Net Investment in Direct Financing Leases

The components of net investment in DFLs consisted of the following (dollars in thousands):

	March 31,	December 31,
	2008	2007

Minimum lease payments receivable	$1,402,984	$1,414,116
Estimated residual values	468,769	468,769
Less unearned income	(1,229,181)	(1,242,833)
Net investment in direct financing leases	$642,572	$640,052
Properties subject to direct financing leases	30	30

Certain leases contain provisions that allow the tenants to elect to purchase the properties during or at the end of the lease terms for the aggregate initial investment amount plus adjustments, if any, as defined in the lease agreements. Certain leases also permit the Company to require the tenants to purchase the properties at the end of the lease terms. Lease payments due to the Company relating to three land-only DFLs with a carrying value of $59.5 million at March 31, 2008, are subordinate to and serve as collateral for first mortgage construction loans entered into by the tenants to fund development costs related to the properties.

 (7)  Loans Receivable

The following table summarizes the Company’s loans receivable balance (in thousands):

	March 31, 2008			December 31, 2007
	Real Estate Secured	Other	Total	Real Estate Secured	Other	Total
Mezzanine	$—	$1,000,000	$1,000,000	$—	$1,000,000	$1,000,000
Joint venture partners	—	7,055	7,055	—	7,055	7,055
Other	69,004	84,775	153,779	69,126	86,285	155,411
Unamortized discounts, fees and costs	—	(92,500)	(92,500)	—	(96,740)	(96,740)
Loan loss allowance	—	(241)	(241)	—	(241)	(241)
	$69,004	$999,089	$1,068,093	$69,126	$996,359	$1,065,485

The Company has an agreement to provide an affiliate of the Cirrus Group, LLC with an interest only, senior secured term loan. The loan provides for a maturity date of December 31, 2008, with a one-year extension at the option of the borrower, under which $79 million was borrowed to finance the acquisition, development, syndication and operation of new

HCP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

and existing surgical partnerships. Certain of these surgical partnerships are tenants in the medical office buildings (“MOBs”) owned by the Company and HCP Ventures IV. This loan accrues interest at a rate of 14.0%, of which 9.5% is payable monthly and the balance of 4.5% is deferred until maturity. The loan is subject to equity contribution requirements and borrower financial covenants and is collateralized by assets of the borrower (comprised primarily of interests in partnerships operating surgical facilities in premises leased from a Cirrus affiliate, HCP Ventures IV LLC or the Company) and is guaranteed up to $50 million through a combination of (i) a personal guarantee of up to $13 million by a principal of Cirrus, and (ii) a guarantee of the balance by other principals of Cirrus under arrangements for recourse limited only to their interests in certain entities owning real estate. At March 31, 2008, the carrying value of this loan was $84 million.

On December 21, 2007, the Company made an investment in mezzanine loans having an aggregate face value of $1.0 billion, for approximately $900 million, as part of the financing for The Carlyle Group’s $6.3 billion purchase of Manor Care, Inc. These loans bear interest on their face amounts at a floating rate of LIBOR plus 4.0%, mature in January 2013, are pre-payable at any time subject to a yield maintenance fee during the first twelve months. These loans are mandatorily pre-payable in January 2012 unless the borrower satisfies certain financial conditions. The loans are secured by an indirect pledge of the equity ownership in 339 HCR ManorCare facilities located in 30 states and are subordinate to other debt, of approximately $3.6 billion at closing. At March 31, 2008, the carrying value of this loan was $906.8 million.

(8)   Investments in and Advances to Unconsolidated Joint Ventures

The Company owns interests in the following entities which are accounted for under the equity method at March 31, 2008 (dollars in thousands):

Entity(1)	Investment(2)	Ownership %
HCP Ventures II	$143,318	35%
HCP Ventures III, LLC	13,118	30
HCP Ventures IV, LLC	48,115	20
Arborwood Living Center, LLC(3)	978	45
Greenleaf Living Centers, LLC(3)	466	45
Suburban Properties, LLC	4,803	67
LASDK LP	24,338	63
Britannia Biotech Gateway LP	33,382	55
Torrey Pines Science Center LP	10,731	50
Advances to unconsolidated joint ventures, net	1,853
	$281,102

Edgewood Assisted Living Center, LLC(3)(4)	$(344)	45
Seminole Shores Living Center, LLC(3)(4)	(773)	50
	$(1,117)

(1)	These joint ventures are not consolidated since the Company does not control, through voting rights or other means, the entities. See Note 2 regarding the Company’s policy on consolidation.
(2)	Represents the carrying value of the Company’s investment in the unconsolidated joint venture. See Note 2 regarding the Company’s policy for accounting for joint venture interests.
(3)

As of March 31, 2008, the Company has guaranteed in the aggregate $7 million of a total of $15 million of notes payable for these four joint ventures. No liability has been recorded related to these guarantees as of March 31, 2008.

(4)	Negative investment amounts are included in accounts payable and accrued liabilities.

HCP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Summarized combined financial information for the Company’s unconsolidated joint ventures follows (in thousands):

	March 31,	December 31,
	2008	2007
Real estate, net	$1,739,435	$1,752,289
Other assets, net	193,251	195,816
Total assets	$1,932,686	$1,948,105

Notes payable	$1,189,067	$1,192,270
Accounts payable	38,761	45,427
Other partners’ capital	507,188	511,149
HCP’s capital(1)	197,670	199,259
Total liabilities and partners’ capital	$1,932,686	$1,948,105

	Three Months Ended March 31,
	2008(2)	2007
Total revenues	$46,638	$26,323
Net income	2,174	3,136
HCP’s equity income	1,288	1,214
Fees earned by HCP	1,467	6,328
Distributions received, net	3,507	277,220

(1)	Aggregate basis difference of the Company’s investments in these joint ventures of $80 million, as of March 31, 2008, is primarily attributable to real estate and lease related intangible assets.
(2)	Includes the results of operations from HCP Ventures IV, LLC, whose subsidiaries were wholly owned consolidated subsidiaries of the Company as of March 31, 2007.

(9)         Intangibles

At March 31, 2008 and December 31, 2007, intangible lease assets, comprised of lease-up intangibles, above market tenant lease intangibles, below market ground lease intangibles and intangible assets related to non-compete agreements, were $723 million and $725 million, respectively. At March 31, 2008 and December 31, 2007, the accumulated amortization of intangible assets was $125 million and $102 million, respectively.

At March 31, 2008 and December 31, 2007, below market lease intangibles and above market ground lease intangibles were $311 million and $312 million, respectively. At March 31, 2008 and December 31, 2007, the accumulated amortization of intangible liabilities was $41 million and $33 million, respectively.

(10)  Other Assets

The Company’s other assets consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007
Marketable debt securities	$283,063	$289,163
Marketable equity securities	8,344	13,933
Goodwill	51,746	51,746
Straight-line rent assets, net	85,874	76,188
Deferred debt issuance costs, net	15,510	16,787
Other	60,355	68,316
Total other assets	$504,892	$516,133

HCP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The cost or amortized cost, estimated fair value and gross unrealized gains and losses on marketable securities follows (in thousands):

			Gross Unrealized
	Cost (1)	Fair Value	Gains	(Losses)
March 31, 2008
Debt securities	$275,000	$283,063	$9,563	$(1,500)
Equity securities	13,367	8,344	79	(5,102)
Total investments	$288,367	$291,407	$9,642	$(6,602)

December 31, 2007
Debt securities	$275,000	$289,163	$14,663	$(500)
Equity securities	13,874	13,933	300	(241)
Total investments	$288,874	$303,096	$14,963	$(741)

(1)          Represents the original cost basis of the marketable securities reduced by any other-than-temporary impairments recorded through earnings.

The marketable securities with gross unrealized losses at March 31, 2008 are not considered to be other-than-temporary impaired as the Company has the intent and ability to hold these investments for a period of time sufficient to allow for the anticipated recovery in market value. The Company’s debt securities accrue interest at interest rates ranging from 9.25% to 9.625%, and mature in November 2016 and April 2017. During the three months ended March 31, 2007, the Company realized gains totaling $1.0 million, which are included in interest and other income, related to the sale of various equity securities.

(11) Debt

Bank Line of Credit and Bridge Loan

The Company’s $1.5 billion revolving line of credit facility matures on August 1, 2011 and can be increased up to $2.0 billion subject to certain conditions, including increased commitments by lenders. This revolving line of credit accrues interest at a rate per annum equal to LIBOR plus a margin ranging from 0.325% to 1.00%, depending upon the Company’s debt ratings. The Company pays a facility fee on the entire revolving commitment ranging from 0.10% to 0.25%, depending upon the Company’s debt ratings. The revolving line of credit facility contains a negotiated rate option, whereby the lenders participating in the line of credit facility bid on the interest to be charged which may result in a reduced interest rate, and is available for up to 50% of borrowings. Based on the Company’s debt ratings on March 31, 2008, the margin on the revolving line of credit facility was 0.55% and the facility fee was 0.15%. At March 31, 2008, the Company had $1.0 billion outstanding under this credit facility with a weighted average effective interest rate of 4.28% and $481 million of available, unused borrowing capacity. In April 2008, the Company made aggregate payments of $919 million, reducing the outstanding balance of the revolving line of credit facility to $100 million at April 28, 2008.

The Company’s bridge loan had an initial balance of $2.75 billion, has an initial maturity date of July 31, 2008 and an extended maturity date of July 31, 2009 upon the exercise by the Company of two optional 6-month extension options, subject to debt covenant compliance and extension fees. The bridge loan accrues interest at a rate per annum equal to LIBOR plus a margin ranging from 0.425% to 1.25%, depending upon the Company’s debt ratings (weighted average effective interest rate of 4.0% at March 31, 2008). Based on the Company’s debt ratings on March 31, 2008, the margin on the bridge loan facility is 0.70%. As of March 31, 2008, the Company had an outstanding principal balance on the bridge loan of $1.35 billion.

The revolving line of credit facility and bridge loan contain certain financial restrictions and other customary requirements. Among other things, these covenants, using terms defined in the agreement, limit the ratio of (i) Consolidated Total Indebtedness to Consolidated Total Asset Value to 70%, (ii) Secured Debt to Consolidated Total Asset Value to 30%, and (iii) Unsecured Debt to Consolidated Unencumbered Asset Value to 80%. The agreement also requires that the Company maintain (i) a Fixed Charge Coverage ratio, as defined in the agreement, of 1.50 times, and (ii) a formula-determined Minimum Consolidated Tangible Net Worth. A portion of these financial covenants become more

HCP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

restrictive through the period ending March 31, 2009 and ultimately (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 65%, and (iii) require a Fixed Charge Coverage ratio, as defined in the agreement, of 1.75 times. At March 31, 2008, the Company was in compliance with each of the restrictions and requirements of its revolving line of credit facility and bridge loan.

Senior Unsecured Notes

At March 31, 2008, the Company had $3.8 billion in aggregate principal amount of senior unsecured notes outstanding. Interest rates on the notes ranged from 4.88% to 7.07% at March 31, 2008. The weighted average effective interest rate on the senior unsecured notes at March 31, 2008 and December 31, 2007, was 5.99% and 6.18%, respectively. Discounts and premiums are amortized to interest expense over the term of the related debt.

The senior unsecured notes contain certain covenants including limitations on debt and other customary terms. At March 31, 2008, the Company was in compliance with these covenants.

Mortgage Debt

At March 31, 2008, the Company had $1.3 billion in mortgage debt secured by 197 healthcare facilities with a carrying amount of $2.5 billion. Interest rates on the mortgage notes ranged from 2.67% to 9.32% with a weighted average effective rate of 5.95% at March 31, 2008.

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

Other Debt

In connection with the CRP merger on October 5, 2006, the Company assumed non-interest bearing Life Care Bonds at its two CCRCs and non-interest bearing occupancy fee deposits at another of its senior housing facilities, all of which were payable to certain residents of the facilities (collectively “Life Care Bonds”). At March 31, 2008, $39.8 million of the Life Care Bonds were refundable to the residents upon the resident moving out or to their estate upon death, and $66.9 million of the Life Care Bonds were refundable after the unit is successfully remarketed to a new resident.

(12)  Commitments and Contingencies

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

On May 3, 2007, Ventas, Inc. filed a complaint against the Company in the United States District Court for the Western District of Kentucky, asserting claims of tortious interference with contract and tortious interference with prospective business advantage. The complaint alleges, among other things, that the Company interfered with Ventas’ purchase agreement with Sunrise Senior Living Real Estate Investment Trust (“Sunrise REIT”); that the Company interfered with Ventas’ prospective business advantage in connection with the Sunrise REIT transaction; and that the Company’s actions caused Ventas to suffer damages, including the payment of over $100 million in additional consideration to acquire the Sunrise REIT assets. Ventas is seeking monetary relief, including compensatory and punitive damages, against the Company. On July 2, 2007, the Company filed its answer to Ventas’ complaint and a motion to dismiss the complaint in its entirety. On December 19, 2007, the court denied the motion to dismiss. The Company believes that Ventas’ claims are without merit and intends to vigorously defend against Ventas’ lawsuit. On April 8, 2008, the Company filed a motion for leave to assert counterclaims against Ventas as part of the above litigation. HCP’s proposed counterclaims allege, among other things, that Sunrise REIT fraudulently induced HCP to participate in a flawed and unfair auction process, and that absent such

HCP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

misconduct, HCP would have succeeded in acquiring Sunrise REIT. HCP seeks to recover compensatory and punitive damages. The proposed counterclaims further allege that Ventas, in acquiring Sunrise REIT, assumed the liability of Sunrise REIT. HCP intends to pursue such claims vigorously; however, there can be no assurances that it will prevail on any of the claims or the amount of any recovery that may be awarded. The Company expects that defending its interests and pursuing its own claims in the foregoing matters will require it to expend significant funds. The Company is unable to estimate the ultimate aggregate amount of monetary liability, gain or financial impact with respect to these matters as of March 31, 2008.

In April 2007, the Company and Health Care Property Partners (“HCPP”), a joint venture between the Company and an affiliate of Tenet Healthcare Corporation (“Tenet”), served Tenet and certain Tenet subsidiaries with notices of default with respect to a hospital in Tarzana, California, and two other hospitals that are leased by such affiliates from the Company and HCPP. The notices of default generally relate to deferred maintenance and compliance with legal requirements, including compliance with the requirements of State of California Senate Bill 1953 (“SB 1953”) (further described below). On May 8, 2007, certain subsidiaries of Tenet filed a complaint against the Company in the Superior Court of the State of California for the County of Los Angeles with respect to the hospital owned by the Company and initiated arbitration actions with respect to the two hospitals owned by HCPP, in each case asserting various causes of action generally relating to such notices of default. Upon Tenet’s failure to fully remedy all of the items set forth in the notices of default to the Company’s satisfaction, the Company, on July 27, 2007, exercised its right to terminate the leases to Tenet of four other hospitals owned by the Company, effective December 31, 2007, invoking crossdefault provisions under such leases. On September 24, 2007, Tenet amended its original complaint and added claims by the lessees under the four terminated leases substantially similar to the previously filed claims. Tenet’s subsidiaries are seeking declaratory, injunctive and monetary relief, including compensatory and punitive damages, against the Company and HCPP. On October 8, 2007, HCPP responded to the claims by Tenet’s subsidiaries in the arbitration action, raising its own claims against Tenet and the lessees of the two hospitals relating to the matters described in the notices of default, and on October 17, 2007, the Company similarly filed a counterclaim against Tenet and the plaintiffs in the California state court action. On October 16, 2007, Lake Health Care Facilities, Inc., another subsidiary of Tenet and the non-managing general partner of HCPP, filed a complaint against the Company in the Superior Court of the State of California for the County of Los Angeles in which it alleges that the service of the notices of default upon HCPP’s tenants was a breach of the Company’s fiduciary duties as managing partner of HCPP and that the Company has breached the HCPP partnership agreement. The Company believes that the claims by Tenet’s subsidiaries are without merit and intends to vigorously defend against those claims in the litigation and arbitration proceedings.

The parties are presently in settlement discussions, and on February 21, 2008, at the request of the parties, the Court vacated pending hearing and trial dates to accommodate such discussions. Similarly, the parties have submitted a stipulation in the arbitration action seeking to abate that matter to accommodate the settlement discussions. There are no assurances, however, that the parties will reach a settlement. In the event that a settlement among the parties is not reached, the Company will continue to vigorously defend against the claims made by Tenet’s subsidiaries and pursue its own claims against Tenet and its affiliates.

State of California Senate Bill 1953.  The hospital owned by the Company in Tarzana, California, which hospital is a subject of the litigation with Tenet described above, is affected by SB 1953, which requires certain seismic safety building standards for acute care hospital facilities. This hospital is operated by Tenet under a lease expiring in February 2009. The Company is currently reviewing the SB 1953 compliance of this hospital, multiple plans of action to cause such compliance, the estimated time for completing the same, and the cost of performing necessary retrofitting of the property. As indicated above, the Company is currently disputing with Tenet responsibility for performance of compliance activities. Rental income from the hospital for the three months ended March 31, 2008 and the year ended December 31, 2007 were $2.1 million and $10.9 million, respectively. At March 31, 2008, the carrying amount of the property was $71.1 million.

Development Commitments.  As of March 31, 2008, the Company was committed under the terms of contracts to complete the construction of properties undergoing development at a remaining aggregate cost of approximately $78 million.

Concentration of Credit Risk.  Concentration of credit risk arises when a number of operators, tenants or obligors related to the Company’s investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. The Company does not have significant foreign operations.

On December 21, 2007, the Company made an investment in mezzanine loans to HCR ManorCare with an aggregate face value of $1.0 billion, for approximately $900 million. At March 31, 2008, these loans represented approximately 78% of our skilled nursing segment assets and 7% of our total segment assets.

HCP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

At March 31, 2008, the Company leased 81 of its senior housing facilities to nine tenants that have been identified as VIEs (“VIE Tenants”). These VIE Tenants are thinly capitalized corporations that rely on the cash flow generated from the senior housing facilities to pay operating expenses, including rent obligations under their leases. The 81 senior housing facilities leased to the VIE Tenants are operated by Sunrise Senior Living Management, Inc., a wholly owned subsidiary of Sunrise Senior Living, Inc. (“Sunrise”). Sunrise is publicly traded and is subject to the informational filing requirements of the Securities and Exchange Act of 1934, as amended, and is required to file periodic reports on Form 10-K and Form 10-Q with the SEC. However, Sunrise is the subject of a formal SEC investigation. In addition, Sunrise has not filed its periodic reports on Form 10-Q and Form 10-K subsequent to its form 10-K for the fiscal year ended December 31, 2006, which was filed on March 24, 2008.

To mitigate credit risk of certain senior housing leases, leases are combined into portfolios that contain cross-default terms, so that if a tenant of any of the properties in a portfolio defaults on its obligations under its lease, the Company may pursue its remedies under the lease with respect to any of the properties in the portfolio. Certain portfolios also contain terms whereby the net operating profits of the properties are combined for the purpose of securing the funding of rental payments due under each lease.

DownREIT Partnerships.  In connection with the formation of certain DownREIT partnerships, several partners generally contributed appreciated real estate to the DownREIT in exchange for DownREIT units. These contributions are generally tax-free, so that the pre-contribution gain related to the property is not taxed to the contributing partner. However, if the contributed property is later sold by the partnership, the unamortized pre-contribution gain that exists at the date of sale is specially allocated and taxed to the contributing partners. In many of the DownREITs, the Company has entered into indemnification agreements with those partners who contributed appreciated property into the partnership. Under these indemnification agreements, if any of the appreciated real estate contributed by the partners is sold by the partnership in a taxable transaction within a specified number of years after the property was contributed, HCP will reimburse the affected partners for the federal and state income taxes associated with the pre-contribution gain that is specially allocated to the affected partner under the Code (“make-whole payments”). These make-whole payments include a tax gross-up provision.

Credit Enhancement Guarantee.  Certain of the Company’s senior housing facilities serve as collateral for $139.3 million of debt (maturing May 1, 2025) that is owed by a previous owner of the facilities. The Company’s obligation under such indebtedness is guaranteed by the debtor who has an investment grade credit rating. These senior housing facilities are classified as DFLs and have a carrying value of $348.3 million at March 31, 2008.

Environmental Costs.  The Company monitors its properties for the presence of hazardous or toxic substances. The Company is not aware of any environmental liability with respect to the properties that would have a material adverse effect on the Company’s business, financial condition or results of operations. The Company carries environmental insurance and believes that the policy terms, conditions, limitations and deductibles are adequate and appropriate under the circumstances, given the relative risk of loss, the cost of such coverage and current industry practice.

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

(13)  Stockholders’ Equity

Preferred Stock

On January 28, 2008, the Company announced that its Board declared a quarterly cash dividend of $0.45313 per share on its Series E cumulative redeemable preferred stock and $0.44375 per share on its Series F cumulative redeemable preferred stock. These dividends were paid on March 31, 2008 to stockholders of record as of the close of business on March 14, 2008.

HCP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

On April 24, 2008, the Company announced that its Board declared a quarterly cash dividend of $0.45313 per share on its Series E cumulative redeemable preferred stock and $0.44375 per share on its Series F cumulative redeemable preferred stock. These dividends will be paid on June 30, 2008 to stockholders of record as of the close of business on June 16, 2008.

Common Stock

During the three months ended March 31, 2008 and 2007, the Company issued 174,000 and 304,000 shares of common stock, respectively, under its Dividend Reinvestment and Stock Purchase Plan (“DRIP”). The Company also issued 74,000 and 34,000 shares upon exercise of stock options and 577,000 and 142,000 shares of common stock upon the conversion of DownREIT units during the three months ended March 31, 2008 and 2007, respectively.

During the three months ended March 31, 2008 and 2007, the Company issued 106,000 and 102,000 shares of restricted stock, respectively, under the Company’s 2000 Stock Incentive Plan, as amended, and the Company’s 2006 Performance Incentive Plan. The Company also issued 131,000 and 111,000 shares upon the vesting of performance restricted stock units during the three months ended March 31, 2008 and 2007, respectively.

On January 28, 2008, the Company announced that its Board declared a quarterly cash dividend of $0.455 per share. The common stock cash dividend was paid on February 21, 2008 to stockholders of record as of the close of business on February 7, 2008.

On April 24, 2008, the Company announced that its Board declared a quarterly cash dividend of $0.455 per share. The common stock cash dividend will be paid on May 19, 2008 to stockholders of record as of the close of business on May 5, 2008.

Accumulated Other Comprehensive Income (Loss) (“AOCI”)

	March 31,	December 31,
	2008	2007
	(in thousands)
AOCI—unrealized gains on available-for-sale securities, net	$3,040	$14,222
AOCI—unrealized losses on cash flow hedges, net	(56,959)	(14,243)
Supplemental Executive Retirement Plan minimum liability	(2,088)	(2,113)
Foreign currency translation adjustment	110	32
Total Accumulated Other Comprehensive Loss	$(55,897)	$(2,102)

(14)  Segment Disclosures

The Company evaluates its business and makes resource allocations based on its five business segments: (i) senior housing, (ii) life science, (iii) medical office, (iv) hospital, and (v) skilled nursing. Under the senior housing, life science, hospital and skilled nursing segments, the Company invests primarily in single operator or tenant properties through acquisition and development of real estate, secured financing and marketable debt securities of operators in these sectors. Under the medical office segment, the Company invests through acquisition and secured financing in MOBs that are primarily leased under gross or modified gross leases, generally to multiple tenants, and which generally require a greater level of property management. The acquisition of SEUSA on August 1, 2007 resulted in a change to the Company’s reportable segments. Prior to the SEUSA acquisition, the Company operated through two reportable segments—triple-net leased and medical office buildings. The senior housing, life science, hospital and skilled nursing segments were previously aggregated under the Company’s triple-net leased segment. SEUSA’s results are included in the Company’s consolidated financial statements from the date of the Company’s acquisition on August 1, 2007. The accounting policies of the segments are the same as those described under Summary of Significant Accounting Policies (see Note 2). There were no intersegment sales or transfers during the three months ended March 31, 2008 and 2007. The Company evaluates performance based upon property net operating income from continuing operations (“NOI”) of the combined properties in each segment.

Non-segment assets consist primarily of real estate held for sale and corporate assets including cash, restricted cash, accounts receivable, net and deferred financing costs. Interest expense, depreciation and amortization and non-property specific revenues and expenses are not allocated to individual segments in determining the Company’s performance measure. See Note 12 for other information regarding concentrations of credit risk.

HCP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Summary information for the reportable segments follows (in thousands):

For the three months ended March 31, 2008:

Segments	Rental and Related Revenues	Tenant Recoveries	Income From DFLs	Investment Management Fees	Total Revenues	NOI(1)	Interest and Other
Senior housing	$71,302	$—	$14,974	$796	$87,072	$82,639	$316
Life science	43,229	9,382	—	1	52,612	40,927	—
Medical office	68,068	12,579	—	670	81,317	45,407	—
Hospital	21,895	488	—	—	22,383	21,516	10,584
Skilled nursing	8,793	—	—	—	8,793	8,793	23,185
Total segments	213,287	22,449	14,974	1,467	252,177	199,282	34,085
Non-segment	—	—	—	—	—	—	1,241
Total	$213,287	$22,449	$14,974	$1,467	$252,177	$199,282	$35,326

For the three months ended March 31, 2007:

Segments	Rental and Related Revenues	Tenant Recoveries	Income From DFLs	Investment Management Fees	Total Revenues	NOI(1)	Interest and Other
Senior housing	$67,875	$—	$14,990	$6,165	$89,030	$78,374	$1,708
Life science	4,825	739	—	—	5,564	4,442	—
Medical office	76,885	13,715	—	73	90,673	54,248	—
Hospital	19,851	29	—	—	19,880	19,629	11,286
Skilled nursing	8,497	—	—	—	8,497	8,495	579
Total segments	177,933	14,483	14,990	6,238	213,644	165,188	13,573
Non-segment	—	—	—	—	—	—	893
Total	$177,933	$14,483	$14,990	$6,238	$213,644	$165,188	$14,466

(1)          Net Operating Income from Continuing Operations (“NOI”) is a non-GAAP supplemental financial measure used to evaluate the operating performance of real estate properties. The Company defines NOI as rental revenues, including tenant recoveries and income from direct financing leases, less property-level operating expenses. NOI excludes investment management fee income, interest expense, depreciation and amortization, general and administrative expenses, equity income from unconsolidated joint ventures, interest and other income, net, minority interests’ share of earnings, income taxes and discontinued operations. The Company believes NOI provides investors relevant and useful information because it measures the operating performance of the Company’s real estate at the property level on an unleveraged basis. The Company uses NOI to make decisions about resource allocations and assess property-level performance. The Company believes that net income is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income as defined by GAAP since it does not reflect the aforementioned excluded items. Further, the Company’s definition of NOI may not be comparable to that the definition used by other real estate investment trusts, as those companies may use different methodologies for calculating NOI.

The following is a reconciliation from NOI to reported net income, the most direct comparable financial measure calculated and presented in accordance with GAAP (in thousands):

	Three Months Ended March 31,
	2008	2007
Net operating income from continuing operations	$199,282	$165,188
Investment management fee income	1,467	6,238
Interest expense	(96,370)	(78,744)
Depreciation and amortization	(79,276)	(58,323)
General and administrative	(20,538)	(20,107)
Equity income from unconsolidated joint ventures	1,288	1,214
Interest and other income, net	35,326	14,466
Minority interests’ share of earnings	(5,716)	(5,235)
Income taxes	(2,245)	(467)
Total discontinued operations	17,194	121,058
Net income	$50,412	$145,288

HCP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The Company’s total assets by segment were:

	March 31,	December 31,
Segments	2008	2007
Senior housing	$4,456,446	$4,440,832
Life science	3,482,042	3,461,101
Medical office	2,359,472	2,336,601
Hospital	1,212,776	1,219,767
Skilled nursing	1,167,688	1,163,157
Gross segment assets	12,678,424	12,621,458
Accumulated depreciation and amortization	(871,458)	(730,451)
Net segment assets	11,806,966	11,891,007
Real estate held for sale, net	248,093	270,681
Non-segment assets	445,005	360,084
Total assets	$12,500,064	$12,521,772

Segment assets include an allocation of the carrying value of goodwill. At March 31, 2008, goodwill is allocated as follows: (i) senior housing—$30.5 million, (ii) life science—$1.4 million, (iii) medical office—$11.4 million, (iv) hospital—$5.1 million, and (v) skilled nursing—$3.3 million.

(15)  Derivative Instruments

The Company uses derivative instruments as hedges to manage risk associated with interest rate fluctuations on anticipated transactions and recognized obligations. The Company does not use derivative instruments for trading purposes.

The primary risks associated with derivative instruments are market and credit risk. Market risk is defined as the potential for loss in the value of the derivative due to adverse changes in market prices (interest rates). The use of derivative financial instruments allows the Company to manage the risk of increases in interest rates with respect to the effects these fluctuations would have on earnings and cash flows.

Credit risk is the risk that one of the parties to a derivative contract fails to perform or meet their financial obligation under the contract. The Company does not obtain collateral to support derivative instruments subject to credit risk but monitors the credit standing of the counterparties, primarily global institutional banks. The Company does not anticipate non-performance by any of the counterparties to its derivative contracts. However, should a counterparty fail to perform, the Company would incur a financial loss to the extent that the derivative contract was in an asset position.

During October and November 2007, the Company entered into two forward-starting interest rate swap contracts with notional amounts aggregating $900 million. Both contracts are required to be cash settled by June 30, 2008. The interest rate swap contracts are designated in qualifying, cash flow hedging relationships, to hedge its exposure to fluctuations in the benchmark interest rate component of interest payments on forecasted unsecured, fixed-rate debt expected to be issued in 2008. At March 31, 2008, the fair value of the two contracts were $35.1 million and $16.6 million, and are included in accounts payable and accrued liabilities. All components of the forward-starting interest rate swap contracts were included in the assessment and measurement of hedge effectiveness. No amounts were reclassified from accumulated other comprehensive income during the current fiscal period.

HCP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table summarizes the Company’s outstanding interest rate swap contracts as of March 31, 2008 (dollars in thousands):

Date Entered	Effective Date	Swap End Date(2)	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount	Fair Value
July 13, 2005	July 19, 2005	July 15, 2020	3.820%	BMA Swap Index	$45,600	$(1,640)
October 24, 2007	June 30, 2008(1)	June 30, 2018	4.999	3 Month LIBOR	500,000	(35,139)
November 29, 2007	June 30, 2008(1)	June 30, 2018	4.648	3 Month LIBOR	400,000	(16,565)
Total					$945,600	$(53,344)

(1)          At the effective date, the Company is mandatorily required to cash settle the forward-starting interest rate swap at fair value.

(2)          Swap end date represents the outside date of the interest rate swap for the purpose of establishing its fair value.

(16)  Supplemental Cash Flow Information

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Supplemental cash flow information:
Interest paid, net of capitalized interest and other	$123,715	$81,005
Taxes paid	51	—
Supplemental schedule of non-cash investing activities:
Capitalized interest	9,362	95
Accrued construction costs	(1,248)	—
Real estate exchanged in real estate acquisitions	—	35,205
Supplemental schedule of non-cash financing activities:
Mortgages assumed with real estate acquisitions	4,892	—
Restricted stock issued	106	102
Vesting of restricted stock units	131	111
Cancellation of restricted stock	(2)	(23)
Conversion of non-managing member units into common stock	23,922	3,315
Non-managing member units issued in connection with acquisitions	—	180,698
Unrealized gains (losses) on available for sale securities and derivatives designated as cash flow hedges	(54,141)	1,279

See also discussions of the SEUSA acquisition and HCP Ventures II, in Notes 3 and 8, respectively.

(17)  Earnings Per Common Share

The Company computes earnings per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per common share is computed by dividing net income applicable to common shares by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is calculated by including the effect of dilutive securities. Options to purchase approximately 1.9 million shares of common stock that had an exercise price in excess of the average market price of the common stock during the three months ended March 31, 2008 were not included because they are not dilutive. Additionally, 9.5 million shares issuable upon conversion of 7.0 million DownREIT units during the three months ended March 31, 2008, were not included since they are anti-dilutive.

HCP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table illustrates the computation of basic and diluted earnings per share for the three months ended (dollars in thousands, except per share and share amounts):

	March 31,
	2008	2007
Numerator
Income from continuing operations	$33,218	$24,230
Preferred stock dividends	(5,283)	(5,283)
Income from continuing operations applicable to common shares	27,935	18,947
Discontinued operations	17,194	121,058
Net income applicable to common shares	$45,129	$140,005
Denominator
Basic weighted average common shares	216,773	204,000
Dilutive stock options and restricted stock	890	1,909
Diluted weighted average common shares	217,663	205,909
Basic earnings per common share
Income from continuing operations	$0.13	$0.09
Discontinued operations	0.08	0.60
Net income applicable to common stockholders	$0.21	$0.69
Diluted earnings per common share
Income from continuing operations	$0.13	$0.09
Discontinued operations	0.08	0.59
Net income applicable to common shares	$0.21	$0.68

(18) Fair Value Measurements

The following table illustrates the Company’s fair value measurements of its financial assets and liabilities as classified in the fair value hierarchy, associated unrealized and realized gains and losses, as well as purchases, sales, issuances, settlements (net) or transfers out of a Level 3 classification. Realized gains and losses are recorded in interest and other income, net on the Company’s consolidated statement of income.

	Fair Value		Change in Unrealized	Realized
Fair Value Hierarchy	March 31, 2008	December 31, 2007	Gain/(Loss)(1)	Gain/(Loss)(1)
Level 1
Equity securities	$8,344	$13,933	$(5,082)	$(113)
Debt securities	264,563	269,663	(5,100)	—
Level 2
Debt securities	18,500	19,500	(1,000)	—
Interest rate swaps(2)	(53,344)	(10,497)	(42,847)	—
Level 3
Warrants(2)	1,785	2,560	—	(775)

(1)	There were no purchases, sales, issuances, settlements (net) or transfers out of Level III during the three months ended March 31, 2008.
(2)	Interest rate swaps and common stock warrants are valued using observable and unobservable market assumptions, as well as standardized derivative pricing models.

(19) Subsequent Events

In connection with HCP’s addition to the S&P 500 Index on March 28, 2008, to partially satisfy the anticipated demand for shares of the Company’s common stock by index funds, the Company issued 12.5 million shares of its common stock on April 2, 2008. In a separate transaction, the Company issued 4.5 million shares to an active REIT-dedicated institutional investor on April 2, 2008. The net proceeds received from these two offerings in the aggregate were approximately $560 million, which were used to repay a portion of the outstanding indebtedness under the Company’s revolving line of credit facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Language Regarding Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q that are not historical factual statements are “forward-looking statements.” We intend to have our forward-looking statements covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with those provisions. Forward-looking statements include, among other things, statements regarding our and our officers’ intent, belief or expectations as identified by the use of words such as “may,” “will,” “project,” “expect,” “believe,” “intend,” “anticipate,” “seek,” “forecast,” “plan,” “estimate,” “could,” “would,” “should” and other comparable and derivative terms or the negatives thereof. In addition, we, through our officers, from time to time, make forward-looking oral and written public statements concerning our expected future operations, strategies, securities offerings, growth and investment opportunities, dispositions, capital structure changes, budgets and other developments. Readers are cautioned that, while forward-looking statements reflect our good faith belief and reasonable assumptions based upon current information, we can give no assurance that our expectations or forecasts will be attained. Therefore, readers should be mindful that forward-looking statements are not guarantees of future performance and that they are subject to known and unknown risks and uncertainties that are difficult to predict. As more fully set forth under “Part I, Item 1A. Risk Factors” in the Company’s Annual report on Form 10-K, as amended, for the fiscal year ended December 31, 2007, factors that may cause our actual results to differ materially from the expectations contained in the forward-looking statements include:

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

(f)

The financial weakness of some operators and tenants, including potential bankruptcies and downturns in their businesses, which results in uncertainties regarding our ability to continue to realize the full benefit of such operators’ and/or tenants’ leases;

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

(j)

The risk that we may not be able to integrate acquired businesses successfully or achieve the operating efficiencies and other benefits of acquisitions within expected time-frames or at all, or within expected cost projections;

(k)	The ability to obtain financing necessary to consummate acquisitions or on favorable terms; and

(l)	The potential impact of existing and future litigation matters, including related developments.

Except as required by law, we undertake no, and hereby disclaim any, obligation to update any forward-looking statements, whether as a result of new information, changed circumstances or otherwise.

The information set forth in this Item 2 is intended to provide readers with an understanding of our financial condition, changes in financial condition and results of operations. We will discuss and provide our analysis in the following order:

•                  Executive Summary

•                  2008 Transaction Overview

•                  Dividends

•                  Critical Accounting Policies

•                  Results of Operations

•                  Liquidity and Capital Resources

•                  Off-Balance Sheet Arrangements

•                  Contractual Obligations

•                  Inflation

•                  Recent Accounting Pronouncements

Executive Summary

We are a self-administered Maryland corporation organized to qualify as a REIT that, together with our consolidated subsidiaries, invests primarily in real estate serving the healthcare industry in the United States. We acquire, develop, lease, dispose and manage healthcare real estate and provide mortgage and specialty financing to healthcare providers. At March 31, 2008, our real estate portfolio, excluding assets held for sale but including mortgage loans and properties owned by joint ventures, consisted of interests in 721 facilities.

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

We follow a disciplined approach to enhancing the value of our existing portfolio, including ongoing evaluation of potential disposition of properties that no longer fit our strategy. During the three months ended March 31, 2008, we sold four properties for $30 million. At March 31, 2008, we had 33 properties with a carrying amount of $248 million classified as held for sale.

We primarily generate revenue by leasing healthcare properties under long-term leases. Most of our rents and other earned income from leases are received under triple-net leases or leases that provide for substantial recovery of operating expenses; however, some of our MOB and life science leases are structured as gross or modified gross leases. Accordingly, for such MOBs and life science facilities we incur certain property operating expenses, such as real estate taxes, repairs and maintenance, property management fees, utilities and insurance. Our growth depends, in part, on our ability to (i) increase rental income and other earned income from leases by increasing rental rates and occupancy levels; (ii) maximize tenant recoveries given underlying lease structures; and (iii) control operating and other expenses. Our operations are impacted by property specific, market specific, general economic and other conditions.

Access to external capital on favorable terms is critical to the success of our strategy. Generally, we attempt to match the long-term duration of most of our investments with long-term fixed-rate financing. At March 31, 2008, 38% of our consolidated debt is at variable interest rates, which includes $1.35 billion for the outstanding balance of the bridge loan that was used to finance our acquisition of Slough Estates USA Inc. (“SEUSA”). We intend to maintain an investment grade rating on our senior debt securities and manage various capital ratios and amounts within appropriate parameters. As of March 31, 2008, we had a credit rating of Baa3 (stable) from Moody’s, BBB (negative outlook) from S&P and BBB (stable) from Fitch on our senior unsecured debt securities, and Ba1 (stable) from Moody’s, BBB- (negative outlook) from S&P and BBB- (stable) from Fitch on our preferred securities.

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

2008 Transaction Overview

Investment Transactions

During the three months ended March 31, 2008, we sold four properties for approximately $30 million. These sales were made from the following segments: (i) 90% skilled nursing, and (ii) 10% senior housing.

In April 2008, we sold 17 properties for approximately $306 million. These sales were made from the following segments: (i) 95% hospital, and (ii) 5% senior housing.

During the three months ended March 31, 2008, we acquired a senior housing facility for $11 million and funded construction and other capital projects aggregating to $49 million, primarily in our life science segment.

Financing Transactions

In connection with HCP’s addition to the S&P 500 Index on March 28, 2008, to partially satisfy the anticipated demand for shares of our common stock by index funds, we issued 12.5 million shares of our common stock on April 2, 2008. In a separate transaction, we issued 4.5 million shares to an active REIT-dedicated institutional investor on April 2, 2008. The net proceeds we received from these two offerings in the aggregate were approximately $560 million, which were used to repay a portion of our outstanding indebtedness under our revolving line of credit facility.

Dividends

On April 24, 2008, we announced that our Board declared a quarterly common stock cash dividend of $0.455 per share. The common stock dividend will be paid on May 19, 2008 to stockholders of record as of the close of business on May 5, 2008.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires our management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our financial statements. For a description of the risks associated with our critical accounting policies, see “Risk Factors—Risks Related to Our Business” as included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2007. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain.

Results of Operations

We evaluate our business and allocate resources among our five business segments: (i) senior housing, (ii) life science, (iii) medical office, (iv) hospital, and (v) skilled nursing. Under the senior housing, life science, hospital and skilled nursing segments, we invest primarily in single operator or tenant properties through the acquisition and development of real estate, secured financing, mezzanine financing and investment in marketable debt securities of operators in these sectors. Under the medical office segment, we invest through acquisition and secured financing in MOBs that are leased under gross or modified gross leases, generally to multiple tenants, and which generally require a greater level of property management. The acquisition of SEUSA on August 1, 2007 resulted in a change to our reportable segments. Prior to the SEUSA acquisition, we operated through two reportable segments—triple-net leased and medical office buildings. The senior housing, life science, hospital and skilled nursing segments were previously aggregated under our triple-net leased segment. SEUSA’s results are included in our consolidated financial statements from the date of acquisition of August 1, 2007. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2 to the Condensed Consolidated Financial Statements).

We completed our acquisition of SEUSA on August 1, 2007 and SEUSA’s results of operations are reflected in our consolidated financial statements from that date. We expect increases in revenues, expenses and interest income from a full year of results from our SEUSA acquisition and mezzanine loan investments for the remaining periods of 2008 relative to the comparable periods prior to the date that the investments were made in 2007. In addition, we expect that the 17 million common shares we issued on April 2, 2008 will have a dilutive effect on per share amounts in future periods.

Our financial results for the three months ended March 31, 2008 and 2007 are summarized as follows:

Comparison of the Three Months Ended March 31, 2008 to the Three Months Ended March 31, 2007

Rental and related revenues.

	Three Months Ended March 31,		Change
Segments	2008	2007	$	%
	(dollars in thousands)
Senior housing	$71,302	$67,875	$3,427	5%
Life science	43,229	4,825	38,404	NM (1)
Medical office	68,068	76,885	(8,817)	(11)
Hospital	21,895	19,851	2,044	10
Skilled nursing	8,793	8,497	296	3
Total	$213,287	$177,933	$35,354	20%

(1)		Percentage change not meaningful.

•

Senior housing. Approximately $0.7 million of the increase in senior housing rental and related revenues relates to the additive effect of our acquisitions during 2007 and 2008. The remaining increase in senior housing rental and related revenues primarily relates to rent escalations and resets.

Included in senior housing rental and related revenues were facility-level operating revenues for five senior housing properties that were previously leased on a triple-net basis. From time to time, tenants default on their leases, which causes us to take possession of the operations of the facility. We contract with third-party managers to manage these properties until a replacement tenant can be identified or the property can be sold. The operating revenues and expenses for these properties are included in senior housing rental and related revenues and operating expenses, respectively. The increase in reported revenues for these facilities of $0.4 million, to $3.1 million for the three months ended March 31, 2008, was primarily due to an increase in overall occupancy of such properties.

	•	Life science. Life science rental and related revenues increased primarily as a result of our acquisition of SEUSA on August 1, 2007.

•

Medical office. Medical office rental and related revenues for the three months ended March 31, 2007 includes $13.3 million from assets that are no longer consolidated and are now in our HCP Ventures IV, LLC joint venture (“HCP Ventures IV”). On April 30, 2007, we sold an 80% interest in Ventures IV and began accounting for our retained interest as an equity method investment. However, due to our continued interest in Ventures IV, 2007 results of operations have not been reclassified to discontinued operations. The decrease in medical office rental and related revenues resulting from Ventures IV was primarily offset by the additive effect of our Medical City Dallas campus acquisition on February 9, 2007.

	•	Hospital. The increase in hospital rental and related revenues primarily relates to the additive effect of our Medical City Dallas campus acquisition on February 9, 2007.

Tenant recoveries.

	Three Months Ended March 31,		Change
Segments	2008	2007	$	%
		(dollars in thousands)
Life science	$9,382	$739	$8,643	NM	(1)
Medical office	12,579	13,715	(1,136)	(8)%
Hospital	488	29	459	NM	(1)
Total	$22,449	$14,483	$7,966	55%

(1)	Percentage change not meaningful.

•	Life science. Life science tenant recoveries increased primarily as a result of our acquisition of SEUSA on August 1, 2007.

•

Medical office. Medical office tenant recoveries for the three months ended March 31, 2007 includes $2.8 million from assets that are no longer consolidated and are now in HCP Ventures IV, which have not been reclassified to discontinued operations. The decrease in medical office tenant recoveries resulting from Ventures IV was partially offset by the additive effect of our Medical City Dallas campus acquisition on February 9, 2007.

•	Hospital. The increase in hospital tenant recoveries primarily relates to the additive effect of our Medical City Dallas campus acquisition on February 9, 2007.

Investment management fee income.  Investment management fee income decreased by $4.8 million to $1.5 million for the three months ended March 31, 2008. The decrease in investment management fee income was primarily due to the one-time acquisition fees of $5.4 million earned from our HCP Ventures II unconsolidated joint venture on January 5, 2007. The decrease was partially offset by the increase in management fees related to HCP Ventures IV.

Interest expense.  Interest expense increased $17.6 million to $96.4 million for the three months ended March 31, 2008. The increase was primarily due to (i) $12 million of interest expense from the issuance of $1.1 billion of senior unsecured notes during 2007, and (ii) $19 million from the increase in outstanding indebtedness under our bridge loan and line of credit facilities, and the related amortization of debt issuance costs. The increase in interest expense was partially offset by (i) a $9 million increase in the amount of capitalized interest relating to the increase in assets under development primarily from our acquisition of SEUSA, and (ii) $5 million related to a decrease in our outstanding mortgage debt resulting primarily form the deconsolidation of HCP Ventures IV and scheduled maturities.

The table below sets forth information with respect to our debt, excluding premiums and discounts (dollars in thousands):

	As of March 31,
	2008	2007
Balance:
Fixed rate	$4,697,503	$4,315,568
Variable rate	2,889,247	772,088
Total	$7,586,750	$5,087,656
Percent of total debt:
Fixed rate	62%	85%
Variable rate	38%	15%
Total	100%	100%
Weighted average interest rate at end of period:
Fixed rate	6.22%	6.10%
Variable rate	4.06%	6.16%
Total weighted average rate	5.39%	6.11%

Depreciation and amortization expense.  Depreciation and amortization expense increased $21.0 million to $79.3 million for the three months ended March 31, 2008. Approximately $18.6 million of the increase relates to the SEUSA acquisition. The remaining increase in depreciation and amortization primarily relates to the additive effect of our other acquisitions in 2007.

Operating expenses.

	Three Months Ended March 31,		Change
Segments	2008	2007	$	%
		(dollars in thousands)
Senior housing	$3,637	$4,491	$(854)	(19)%
Life science	11,684	1,122	10,562	NM (1)
Medical office	35,240	36,352	(1,112)	(3)
Hospital	867	251	616	NM (1)
Skilled nursing	—	2	(2)	(100)
Total	$51,428	$42,218	$9,210	22%

(1)          Percentage change not meaningful.

Operating expenses are predominantly related to MOB and life science properties where we incur the expenses and recover a portion of those expenses from the tenants. The presentation of expenses as operating or general and administrative is based on the underlying nature of the expense. Periodically, we review the classification of expenses between categories and make revisions based on changes in the underlying nature of the expense.

•                  Senior housing.  Included in operating expenses for the three months ended March 31, 2007 is $1.3 million related to a vacant property located in Florida, which was leased as of March 31, 2008 on a triple-net basis. During 2008, we did not incur operating expenses on this property.

Included in operating expenses are facility-level operating expenses for five senior housing properties that were previously leased on a triple-net basis. From time to time, tenants default on their leases, which causes us to take possession of the operations of the facility. We contract with third-party managers to manage these properties until a replacement tenant can be identified or the property can be sold. The operating revenues and expenses for these properties are included in healthcare rental revenues and operating expenses, respectively. The increase in reported operating expenses for these facilities of $0.2 million, to $3.4 million for the three months ended March 31, 2008, was primarily due to an increase in the overall occupancy of such properties.

•                  Life science.  Life science operating expenses increased primarily as a result of our acquisition of SEUSA on August 1, 2007.

•                  Medical office.  Medical office operating expenses for the three months ended March 31, 2007 includes $5.3 million from assets that are no longer consolidated and are now in HCP Ventures IV, which have not been reclassified to discontinued operations. The decrease in medical office tenant recoveries resulting from Ventures IV was partially offset by the additive effect of our Medical City Dallas campus acquisition on February 9, 2007.

General and administrative expenses.  General and administrative expenses increased $0.4 million to $20.5 million for the three months ended March 31, 2008. Included in general and administrative expenses are merger and integration-related expenses associated with the SEUSA acquisition of $84,000 for the three months ended March 31, 2008 compared to $5.7 million associated with the CNL Retirement Properties, Inc. merger for the three months ended March 31, 2007. Excluding the merger and integration-related expenses, the increase in general and administrative expenses was primarily due to various items, including increased compensation related expenses, and professional and legal fees.

The information set forth under the heading “Legal Proceedings” of Note 12 to the Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, is incorporated herein by reference.

Interest and other income, net.  For the three months ended March 31, 2008, interest and other income, net increased $20.9 million, to $35.3 million. This increase was primarily related to $22.7 million of interest income from our HCR ManorCare mezzanine loan investment made in December 2007 and was partially offset by a decrease in gains from the sale of marketable equity securities. For a more detailed description of our mezzanine loan investment and marketable securities, see Note 7 and Note 10, respectively, of the Condensed Consolidated Financial Statements and Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Discontinued operations.  The decrease of $103.9 million in income from discontinued operations to $17.2 million for the three months ended March 31, 2008 compared to $121.1 million for the comparable period in the prior year is primarily due to a decrease in gains on real estate dispositions of $93.9 million. During the three months ended March 31, 2008, we sold four properties for $29.7 million, as compared to 27 properties for $170.0 million in the year ago period. Discontinued operations for the three months ended March 31, 2008 included 37 properties compared to 134 properties for the three months ended March 31, 2007.

Liquidity and Capital Resources

Our principal liquidity needs are to: (i) fund normal operating expenses, (ii) repay the remaining $1.35 billion of SEUSA acquisition-related borrowings, (iii) meet debt service requirements, including $300 million of our senior unsecured notes maturing in 2008 and outstanding borrowings on our line of credit, (iv) fund capital expenditures, including tenant improvements and leasing costs, (v) fund acquisition and development activities, and (vi) make minimum distributions required to maintain our REIT qualification under the Code. We believe these needs will be satisfied using cash flows generated by operations, provided by financing activities, sales of assets and/or contributions of assets to joint ventures during the next twelve months.

Access to capital markets impacts our cost of capital and our ability to refinance maturing indebtedness, as well as to fund future acquisitions and development through the issuance of additional securities or secured debt. Our ability to access capital on favorable terms is dependent on various factors, including general market conditions, interest rates, credit ratings on our securities, perception of our potential future earnings and cash distributions and the market price of our capital stock. As of March 31, 2008, we had a credit rating of Baa3 (stable) from Moody’s, BBB (negative outlook) from S&P and BBB (stable) from Fitch on our senior unsecured debt securities, and Ba1(stable) from Moody’s, BBB- (negative outlook) from S&P and BBB- (stable) from Fitch on our preferred securities.

We strive to maintain investment grade credit ratings on our senior debt securities. From time to time, we have financed significant entity level acquisitions such as CRP and SEUSA using shorter term bridge and term loan facilities with the intent to repay or refinance these borrowings with cash flows generated by our operations and the proceeds from future asset sales, joint venture contributions, and future debt and equity capital market transactions. This results in increased leverage ratios until such financing is repaid or refinanced. Our outstanding bridge loan which funded our acquisition of SEUSA, as well as our revolving line of credit facility, have financial covenants that become more restrictive over their terms. We are required to manage our leverage and capital structure to maintain compliance with such covenants.

Net cash provided by operating activities was $132 million and $87 million for the three months ended March 31, 2008 and 2007, respectively. Cash flows from operations reflect increased revenues partially offset by higher costs and expenses, and fluctuations in receivables, payables, accruals and deferred revenue. Our cash flows from operations are dependent upon the occupancy level of multi-tenant buildings, rental rates on leases, our tenants’ performance on their lease obligations, the level of operating expenses and other factors.

Net cash used in investing activities was $21 million during the three months ended March 31, 2008 and principally reflects the net effect of: (i) $43 million used to fund acquisitions and development of real estate, and (ii) $30 million received from the sales of facilities. During the three months ended March 31, 2008 and 2007, we used $18 million and $8 million, respectively, to fund lease commissions and tenant and capital improvements.

Net cash used in financing activities was $53 million for the three months ended March 31, 2008 and included: (i) payments of common and preferred dividends aggregating $104 million, (ii) repayment of our mortgage debt aggregating $12 million, and (iii) distributions to minority interest holders of $7 million. The amount of cash used in financing activities was partially offset by proceeds of $67 million of net borrowings under our line of credit facility. In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income to our stockholders. Accordingly, we intend to continue to make regular quarterly distributions to holders of our common and preferred stock.

On April 2, 2008, we raised approximately $560 million in capital through the issuance of 17 million shares of our common stock. The net proceeds from the issuances of common stock were used to partially repay outstanding indebtedness under our revolving line of credit facility.

At March 31, 2008, we held approximately $26 million in deposits and $38 million in irrevocable letters of credit from commercial banks securing tenants’ lease obligations and borrowers’ loan obligations. We may draw upon the letters of credit or depository accounts if there are defaults under the related leases or loans. Amounts available under letters of credit could change based upon facility operating conditions and other factors, and such changes may be material.

Debt

Bank line of credit and bridge loan.  Our revolving line of credit facility has a $1.5 billion capacity, matures on August 1, 2011 and can be increased to $2.0 billion subject to certain conditions, including increased commitments by lenders. This revolving line of credit facility accrues interest at a rate per annum equal to LIBOR plus a margin ranging from 0.325% to 1.00%, depending upon our debt ratings. We pay a facility fee on the entire revolving commitment ranging from 0.10% to 0.25%, depending upon our debt ratings. The revolving line of credit facility contains a negotiated rate option, whereby the lenders participating in the line of credit facility bid on the interest to be charged, which may result in a reduced interest rate, and is available for up to 50% of borrowings. Based on our debt ratings on March 31, 2008, the margin on the revolving line of credit facility was 0.55% and the facility fee was 0.15%. At March 31, 2008, we had $1.0 billion outstanding under this credit facility with a weighted average effective interest rate of 4.28% and $481 million of available, unused borrowing capacity. In April 2008, we made aggregate payments of $919 million, reducing the outstanding balance of the revolving line of credit facility to $100 million at April 28, 2008.

At March 31, 2008, the outstanding balance of our bridge loan was $1.35 billion. Our bridge loan has an initial maturity date of July 31, 2008, and an extended maturity date of July 31, 2009 upon the exercise by us of two optional 6-month extension options, subject to debt covenant compliance, and extension fees. This bridge loan accrues interest at a rate per annum equal to LIBOR plus a margin ranging from 0.425% to 1.25%, depending upon our debt ratings (weighted average effective interest rate of 4.0% at March 31, 2008). Based on our debt ratings on March 31, 2008, the margin on the bridge loan facility was 0.70%

Our revolving line of credit facility and bridge loan contain certain financial restrictions and other customary requirements. Among other things, these covenants, using terms defined in the agreement, limit the ratio of (i) Consolidated Total Indebtedness to Consolidated Total Asset Value to 70%, (ii) Secured Debt to Consolidated Total Asset Value to 30%, and (iii) Unsecured Debt to Consolidated Unencumbered Asset Value to 80%. The agreement also requires that we maintain (i) a Fixed Charge Coverage ratio, as defined in the agreement, of 1.50 times, and (ii) a formula-determined Minimum Consolidated Tangible Net Worth. A portion of these financial covenants become more restrictive through the period ending March 31, 2009 and ultimately (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 65%, and (iii) require a Fixed Charge Coverage ratio, as defined in the agreement, of 1.75 times. At March 31, 2008, we were in compliance with each of these restrictions and requirements of our credit revolving credit facility and bridge loan.

Senior unsecured notes.  At March 31, 2008, we had $3.8 billion in aggregate principal amount of senior unsecured notes outstanding. Interest rates on the notes ranged from 4.88% to 7.07% with a weighted average rate of 5.99% at March 31, 2008. Discounts and premiums are amortized to interest expense over the term of the related debt.

Mortgage debt.  At March 31, 2008, we had $1.3 billion in mortgage debt secured by 197 healthcare facilities with a carrying amount of $2.5 billion. Interest rates on the mortgage notes ranged from 2.67% to 9.32% with a weighted average rate of 5.95% at March 31, 2008.

Other debt.  At March 31, 2008, we had $106.7 million of non-interest bearing Life Care Bonds at two of our CCRCs and non-interest bearing occupancy fee deposits at another of our senior housing facilities, all of which were payable to certain residents of the facilities (collectively “Life Care Bonds”). At March 31, 2008, $39.8 million of the Life Care Bonds were refundable to the residents upon the resident moving out or to their estate upon death, and $66.9 million of the Life Care Bonds were refundable after the unit is successfully remarketed to a new resident.

Derivative Instruments.  During October and November 2007, we entered into two forward-starting interest rate swap contracts with notional amounts aggregating $900 million to hedge the benchmark interest rate component of anticipated interest payments resulting from forecasted issuances of unsecured, fixed rate debt. The derivative instruments have a mandatory cash settlement date of June 30, 2008. We expect to settle the forward-starting interest rate swap contracts in cash at the earlier of our fixed rate financing or June 30, 2008. If the fixed rate of the derivative instrument is greater than the current swap rate at the time we settle each contract, we would be required to make a payment to the contract counterparty. However, if the fixed rate of the derivative instrument is less than the current swap rate at the time we cash settle each contract, we would receive a payment from the contract counterparty. For a more detailed description of our derivative financial instruments, see Note 15 of the Condensed. Consolidated Financial Statements and Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Debt Maturities

The following table summarizes our stated debt maturities and scheduled principal repayments, excluding debt premiums and discounts, at March 31, 2008 (in thousands):

Year	Amount
2008 (Nine months)	$491,489
2009	1,621,323
2010	500,204
2011	1,448,564
2012	352,277
Thereafter	3,172,893
$7,586,750

Equity

During the three months ended March 31, 2008, we issued approximately 174,000 shares of our common stock under our Dividend Reinvestment and Stock Purchase Plan, at an average price per share of $29.09, for aggregate proceeds of $5.1 million. We also received $1.3 million in proceeds from stock option exercises. At March 31, 2008, stockholders’ equity totaled $4.0 billion and our equity securities had a market value of $7.6 billion.

On April 2, 2008, we issued 17 million shares of our common stock and used the net proceeds received of approximately $560 million to repay a portion of our outstanding indebtedness under our revolving line of credit facility.

At March 31, 2008, there were a total of 7.0 million non-managing member LLC Units (“DownREIT units”) outstanding in seven limited liability companies in which we are the managing member: (i) HCPI/Tennessee, LLC; (ii) HCPI/Utah, LLC; (iii) HCPI/Utah II, LLC; (iv) HCPI/Indiana, LLC; (v) HCP DR California, LLC; (vi) HCP DR Alabama, LLC; and (vii) HCP DR MCD, LLC. The DownREIT units are redeemable for an amount of cash approximating the then-existing market value of shares of our common stock or, at our option, shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications). In April 2008, as a result of the non-managing member converting its remaining HCPI/Indiana, LLC DownREIT units, HCPI/Indiana, LLC became a wholly-owned subsidiary.

Off-Balance Sheet Arrangements

We own interests in certain unconsolidated joint ventures, including HCP Ventures II, HCP Ventures III, LLC and HCP Ventures IV, as described under Note 8 to the Condensed Consolidated Financial Statements. Except in limited circumstances, our risk of loss is limited to our investment in the joint venture and any outstanding loans receivable. In addition, we have certain properties which serve as collateral for debt that is owed by a previous owner of certain of our facilities, as described under Note 12 to the Condensed Consolidated Financial Statements. Our risk of loss for these certain properties is limited to the outstanding debt balance plus penalties, if any. We have no other material off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources except those described below under “Contractual Obligations.”

Contractual Obligations

The following table summarizes our material contractual payment obligations and commitments at March 31, 2008 (in thousands):

	Total	Less than One Year	2009-2010	2011-2012	More than Five Years
Senior unsecured notes and mortgage debt	$5,111,473	$384,812	$771,527	$782,241	$3,172,893
Development commitments(1)	77,556	77,556	—	—	—
Revolving line of credit	1,018,600	—	—	1,018,600	—
Bridge loan	1,350,000	—	1,350,000	—	—
Ground and other operating leases	208,074	3,472	9,683	9,800	185,119
Other debt	106,677	106,677	—	—	—
Interest	1,914,389	267,191	569,631	437,950	639,617
Total	$9,786,769	$839,708	$2,700,841	$2,248,591	$3,997,629

(1)          Represents construction and other commitments for developments in progress.

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

Recent Accounting Pronouncements

See Note 2 to the Condensed Consolidated Financial Statements for the impact of recent accounting pronouncements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.  At March 31, 2008, we were exposed to market risks related to fluctuations in interest rates on approximately: (i) $1.0 billion of variable rate line of credit borrowings, (ii) $1.35 billion of variable rate bridge financing, (iii) $196 million of variable rate mortgage notes payable, (iv) $325 million of variable rate senior unsecured notes, and (v) $1.0 billion of variable rate mezzanine loans receivable. Of the $196 million of variable rate mortgage notes payable outstanding, $46 million has been hedged through interest rate swap contracts. Of our consolidated debt of $7.6 billion at March 31, 2008, excluding the $46 million of variable rate debt where the rates have been swapped to a fixed rate, approximately 38% is at variable interest rates. In April 2008, we made aggregate payments of $919 million, reducing the outstanding balance of our revolving line of credit facility to $100 million at April 28, 2008.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt, loans receivable or debt securities unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and loans receivable would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a one percentage point increase in the interest rate related to the variable-rate debt and variable-rate loans, and assuming no change in the outstanding balances as of March 31, 2008, interest expense, net of interest income, for 2008 would increase by approximately $29 million, or $0.13 per common share on a diluted basis.

We use derivative financial instruments in the normal course of business to manage or hedge interest rate risk. We do not use derivative financial instruments for speculative purposes. Derivatives are recorded on the balance sheet at fair value in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. See Note 15 to the Condensed Consolidated Financial Statements for further information in this regard.

The following table summarizes our interest rate swap contracts outstanding as of March 31, 2008 (dollars in thousands):

Date Entered	Effective Date	Swap End Date(2)	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount	Fair Value
July 13, 2005	July 19, 2005	July 15, 2020	3.820%	BMA Swap Index	$45,600	$(1,640)
October 24, 2007	June 30, 2008(1)	June 30, 2018	4.999	3 Month LIBOR	500,000	(35,139)
November 29, 2007	June 30, 2008(1)	June 30, 2018	4.648	3 Month LIBOR	400,000	(16,565)
Total					$945,600	$(53,344)

(1)          At the effective date we are mandatorily required to cash settle the forward-starting interest rate swap at fair value.

(2)          Swap end date represents the outside date of the interest rate swap for the purpose of establishing its fair value.

To illustrate the effect of movements in the interest rate markets, we performed a market sensitivity analysis on the noted hedging instruments. To do so, we applied various basis point spreads to the underlying interest rates of the derivative portfolio in order to determine the instruments’ change in fair value. The following table summarizes the analysis performed (dollars in thousands):

		Effects of Change in Interest Rates
Date Entered	Swap End Date(1)	50 Basis Points	–50 Basis Points	100 Basis Points	–100 Basis Points
July 13, 2005	July 15, 2020	$1,737	$(2,886)	$4,048	$(5,197)
October 24, 2007	June 30, 2018	19,738	(21,065)	40,139	(41,466)
November 29, 2007	June 30, 2018	15,847	(16,795)	32,169	(33,116)

(1)          Swap end date represents the outside date of the interest rate swap for the purpose of establishing its fair value.

We assess the hedged instruments on an ongoing basis to determine whether the derivatives are highly effective in offsetting changes in cash flows associated with the hedged items. If we determine that a portion of these instruments are no longer effective or change the estimated timing of forecasted transactions, we may recognize portions of the fair value of the derivatives in earnings, which could be significant to our results of operations.

Market Risk.  We are directly and indirectly affected by changes in equity and bond markets. We have investments in marketable debt and equity securities classified as available for sale. Gains and losses on these securities are recognized in income when realized and other-than-temporary impairment may be periodically recorded when identified. The initial indicator of impairment for marketable equity securities is a sustained decline in market price below the cost basis recorded for that investment. We consider a variety of factors, such as: the length of time and the extent to which the market value has been less than cost; the issuer’s financial condition, capital strength and near-term prospects; any recent events specific to that issuer and economic conditions of its industry; and our investment horizon in relation to an anticipated near-term recovery in the stock or bond price, if any. At March 31, 2008, the fair value of marketable equity securities was $8.3 million and cost basis, or the new basis for those securities where a realized loss was recorded as a result of an other-than-temporary impairment, was $13.9 million. At March 31, 2008, the fair value of marketable debt securities was $283.1 million, with a cost basis of $275 million. We believe that we have the intent and ability to hold our marketable equity securities that have unrealized losses for a period of time sufficient to allow the anticipated recovery in market value. However, we may determine in future periods, based on the market price of the investments or other factors, that such unrealized losses are other-than-temporary and realize the losses in earnings, which could be significant to our results of operations.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based upon that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter to which this report relates that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The information set forth under the heading “Legal Proceedings” of Note 12 to the Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, is incorporated herein by reference.

Item 1A.  Risk Factors

There are no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2007. Please refer to those filings for disclosures regarding the risks and uncertainties related to our business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)

None.

(b)

None.

(c)

The table below sets forth information with respect to purchases of our common stock made by us or on our behalf or by any “affiliated purchaser,” as such term is defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, during the quarter ended March 31, 2008.

Period Covered	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number Of Shares (Or Units) Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number (Or Approximate Dollar Value) Of Shares (Or Units) That May Yet Be Purchased Under The Plans Or Programs
January 1-31, 2008	45,678	$32.26	—	—
February 1-29, 2008	10,174	30.11	—	—
March 1-31, 2008	8,051	31.45	—	—
Total	63,903	$31.82	—	—

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

Item 5.  Other Information

On April 28, 2008, the Company announced the promotion of Thomas M. Klaritch to Executive Vice President—Medical Office Properties, effective May 1, 2008.  Mr. Klaritch joined HCP as Senior Vice President—Medical Office Properties in connection with the Company’s acquisition of MedCap Properties, LLC in October 2003.  Mr. Klaritch replaces Charles A. Elcan who, effective April 30, 2008, is resigning as the Company’s Executive Vice President—Medical Office Properties to pursue entrepreneurial opportunities.  As consideration for his services during 2008, the Company awarded Mr. Elcan a discretionary partial year bonus of $125,000.

Item 6.  Exhibits

2.1

Agreement and Plan of Merger, dated as of May 1, 2006, by and among HCP, Ocean Acquisition 1, Inc. and CNL Retirement Properties, Inc. (incorporated herein by reference to HCP’s Current Report on Form 8-K (File No. 1-08895), filed May 4, 2006.)

2.2

Share Purchase Agreement, dated as of June 3, 2007, by and between HCP and SEGRO plc (incorporated herein by reference to Exhibit 2.1 to HCP’s Current Report on Form 8-K (File No. 1-08895), filed June 6, 2007).

3.1	Articles of Restatement of HCP (incorporated by reference herein to Exhibit 3.1 to HCP’s Quarterly Report on Form 10-Q (File No. 1-08895), filed October 30, 2007).

3.2	Fourth Amended and Restated Bylaws of HCP (incorporated herein by reference to Exhibit 3.1 to HCP’s Current Report on Form 8-K (File No. 1-08895), filed September 25, 2006).

3.2.1	Amendment No. 1 to Fourth Amended and Restated Bylaws of HCP (incorporated by reference herein to Exhibit 3.2.1 to HCP’s Quarterly Report on Form 10-Q (File No. 1-08895), filed October 30, 2007).

4.1

Indenture, dated as of September 1, 1993, between HCP and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.2 to HCP’s Registration Statement on Form S-3/A (Registration No. 333-86654), filed May 21, 2002).

4.2	Form of Fixed Rate Note (incorporated herein by reference to Exhibit 4.2 to HCP’s Registration Statement on Form S-3 (Registration No. 33-27671), filed March 20, 1989).

4.3	Form of Floating Rate Note (incorporated herein by reference to Exhibit 4.3 to HCP’s Registration Statement on Form S-3 (Registration No. 33-27671), filed March 20, 1989).

4.4

Registration Rights Agreement, dated as of November 20, 1998, by and between HCP and James D. Bremner (incorporated herein by reference to Exhibit 4.8 to HCP’s Annual Report on Form 10-K (File No. 1-08895) for the year ended December 31, 1998). This Exhibit is identical in all material respects to two other documents except the parties thereto. The parties to these other documents, other than HCP, were James P. Revel and Michael F. Wiley.

4.5

Registration Rights Agreement, dated as of January 20, 1999, by and between HCP and Boyer Castle Dale Medical Clinic, L.L.C. (incorporated herein by reference to Exhibit 4.9 to HCP’s Annual Report on Form 10-K (File No. 1-08895) for the year ended December 31, 1998). This Exhibit is identical in all material respects to 13 other documents except the parties thereto. The parties to these other documents, other than HCP, were Boyer Centerville Clinic Company, L.C., Boyer Elko, L.C., Boyer Desert Springs, L.C., Boyer Grantsville Medical, L.C., Boyer-Ogden Medical Associates, LTD., Boyer Ogden Medical Associates No. 2, LTD., Boyer Salt Lake Industrial Clinic Associates, LTD., Boyer-St. Mark’s Medical Associates, LTD., Boyer McKay-Dee Associates, LTD., Boyer St. Mark’s Medical Associates #2, LTD., Boyer Iomega, L.C., Boyer Springville, L.C., and Boyer Primary Care Clinic Associates, LTD. #2.

4.6

Indenture, dated as of January 15, 1997, by and between American Health Properties, Inc. (a company that merged with and into HCP) and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to American Health Properties, Inc.’s Current Report on Form 8-K (File No. 1-08895), filed January 21, 1997).

4.7

First Supplemental Indenture, dated as of November 4, 1999, by and between HCP and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.4 to HCP’s Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 1999).

4.8

Registration Rights Agreement, dated as of August 17, 2001, by and among HCP, Boyer Old Mill II, L.C., Boyer- Research Park Associates, LTD., Boyer Research Park Associates VII, L.C., Chimney Ridge, L.C., Boyer-Foothill Associates, LTD., Boyer Research Park Associates VI, L.C., Boyer Stansbury II, L.C., Boyer Rancho Vistoso, L.C., Boyer-Alta View Associates, LTD., Boyer Kaysville Associates, L.C., Boyer Tatum Highlands Dental Clinic, L.C., Amarillo Bell Associates, Boyer Evanston, L.C., Boyer Denver Medical, L.C., Boyer Northwest Medical Center Two, L.C., and Boyer Caldwell Medical, L.C. (incorporated herein by reference to Exhibit 4.12 to HCP’s Annual Report on Form 10-K405 (File No. 1-08895) for the year ended December 31, 2001).

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

4.12

Officers’ Certificate pursuant to Section 301 of the Indenture, dated as of September 1, 1993, by and between HCP and The Bank of New York, as Trustee, establishing a series of securities entitled “6.00% Senior Notes due March 1, 2015” (incorporated herein by reference to Exhibit 3.1 to HCP’s Current Report on Form 8-K (File No. 1-08895), filed February 28, 2003).

4.13

Officers’ Certificate pursuant to Section 301 of the Indenture, dated as of September 1, 1993, by and between HCP and The Bank of New York, as Trustee, establishing a series of securities entitled “55/8% Senior Notes due May 1, 2017” (incorporated herein by reference to Exhibit 4.2 to HCP’s Current Report on Form 8-K (File No. 1-08895), filed April 27, 2005).

4.14

Registration Rights Agreement, dated as of October 1, 2003, by and among HCP, Charles Crews, Charles A. Elcan, Thomas W. Hulme, Thomas M. Klaritch, R. Wayne Price, Glenn T. Preston, Janet Reynolds, Angela M. Playle, James A. Croy, John Klaritch as Trustee of the 2002 Trust F/B/O Erica Ann Klaritch, John Klaritch as Trustee of the 2002 Trust F/B/O Adam Joseph Klaritch, John Klaritch as Trustee of the 2002 Trust F/B/O Thomas Michael Klaritch, Jr. and John Klaritch as Trustee of the 2002 Trust F/B/O Nicholas James Klaritch (incorporated herein by reference to Exhibit 4.16 to HCP’s Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2003).

4.15

Amended and Restated Dividend Reinvestment and Stock Purchase Plan, dated as of October 23, 2003 (incorporated herein by reference to HCP’s Registration Statement on Form S-3 (Registration No. 333-10939), dated December 5, 2003).

4.16

Specimen of Stock Certificate representing the 7.25% Series E Cumulative Redeemable Preferred Stock, par value $1.00 per share (incorporated herein by reference to Exhibit 4.1 of HCP’s Registration Statement on Form 8-A12B (File No. 1-08895), filed on September 12, 2003).

4.17

Specimen of Stock Certificate representing the 7.1% Series F Cumulative Redeemable Preferred Stock, par value $1.00 per share (incorporated herein by reference to Exhibit 4.1 of HCP’s Registration Statement on Form 8-A12B (File No. 1-08895), filed on December 2, 2003).

4.18	Form of Fixed Rate Global Medium-Term Note (incorporated herein by reference to Exhibit 4.3 to HCP’s Current Report on Form 8-K (File No. 1-08895), filed November 20, 2003).

4.19	Form of Floating Rate Global Medium-Term Note (incorporated herein by reference to Exhibit 4.4 to HCP’s Current Report on Form 8-K (File No. 1-08895), filed November 20, 2003).

4.20

Registration Rights Agreement, dated as of July 22, 2005, by and among HCP, William P. Gallaher, Trustee for the William P. & Cynthia J. Gallaher Trust, Dwayne J. Clark, Patrick R. Gallaher, Trustee for the Patrick R. & Cynthia M. Gallaher Trust, Jeffrey D. Civian, Trustee for the Jeffrey D. Civian Trust dated August 8, 1986, Jeffrey Meyer, Steven L. Gallaher, Richard Coombs, Larry L. Wasem, Joseph H. Ward, Jr., Trustee for the Joseph H. Ward, Jr. and Pamela K. Ward Trust, Borue H. O’Brien, William R. Mabry, Charles N. Elsbree, Trustee for the Charles N. Elsbree Jr. Living Trust dated February 14, 2002, Gary A. Robinson, Thomas H. Persons, Trustee for the Persons Family Revocable Trust under trust dated February 15, 2005, Glen Hammel, Marilyn E. Montero, Joseph G. Lin, Trustee for the Lin Revocable Living Trust, Ned B. Stein, John Gladstein, Trustee for the John & Andrea Gladstein Family Trust dated February 11, 2003, John Gladstein, Trustee for the John & Andrea Gladstein Family Trust dated February 11, 2003, Francis Connelly, Trustee for the The Francis J & Shannon A Connelly Trust, Al Coppin, Trustee for the Al Coppin Trust, Stephen B. McCullagh, Trustee for the Stephen B. & Pamela McCullagh Trust dated October 22, 2001, and Larry L. Wasem—SEP IRA (incorporated herein by reference to Exhibit 4.24 to HCP’s Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended June 30, 2005).

4.21

Officers’ Certificate pursuant to Section 301 of the Indenture, dated as of September 1, 1993, by and between HCP and The Bank of New York, as trustee, setting forth the terms of HCP’s Fixed Rate Medium-Term Notes and Floating Rate Medium-Term Notes (incorporated herein by reference to Exhibit 4.2 to HCP’s Current Report on Form 8-K (File No. 1-08895), filed February 17, 2006).

4.22	Form of Fixed Rate Global Medium-Term Note (incorporated herein by reference to Exhibit 4.3 to HCP’s Current Report on Form 8-K (File No. 1-08895), filed February 17, 2006).

4.23	Form of Floating Rate Global Medium-Term Note (incorporated herein by reference to Exhibit 4.4 to HCP’s Current Report on Form 8-K (File No. 1-08895), filed February 17, 2006).

4.24	Form of Floating Rate Notes Due 2008 (incorporated herein by reference to Exhibit 4.1 to HCP’s Current Report on Form 8-K (File No. 1-08895), filed September 19, 2006).

4.25	Form of 5.95% Notes Due 2011 (incorporated herein by reference to Exhibit 4.2 to HCP’s Current Report on Form 8-K (File No. 1-08895), filed September 19, 2006).

4.26	Form of 6.30% Notes Due 2016 (incorporated herein by reference to Exhibit 4.3 to HCP’s Current Report on Form 8-K (File No. 1-08895), filed September 19, 2006).

4.27	Form of 5.65% Senior Notes Due 2013 (incorporated herein by reference to Exhibit 4.1 to HCP’s Current Report on Form 8-K (File No. 1-08895), filed December 4, 2006).

4.28	Form of 6.00% Senior Notes Due 2017 (incorporated herein by reference to Exhibit 4.1 to HCP’s Current Report on Form 8-K (File No. 1-08895), filed January 22, 2007).

4.29

Officers’ Certificate (including Form of 6.70% Senior Notes Due 2018 as Annex A thereto), dated October 15, 2007, pursuant to Section 301 of the Indenture, dated as of September 1, 1993, by and between HCP and The Bank of New York Trust Company, N.A., as successor trustee to The Bank of New York, establishing a series of securities entitled “6.70% Senior Notes due 2018” (incorporated by reference herein to Exhibit 4.29 to HCP’s Quarterly Report on Form 10-Q (File No. 1-08895), filed October 30, 2007).

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

10.1

Amendment No. 1, dated as of May 30, 1985, to Partnership Agreement of Health Care Property Partners, a California general partnership, the general partners of which consist of HCP and certain affiliates of Tenet (incorporated herein by reference to Exhibit 10.1 to HCP’s Annual Report on Form 10-K (File No. 1-08895) for the year ended December 31, 1985).

10.2	Second Amended and Restated Directors Stock Incentive Plan (incorporated herein by reference to Appendix A to HCP’s Proxy Statement filed March 21, 1997).*

10.2.1

First Amendment to Second Amended and Restated Directors Stock Incentive Plan, effective as of November 3, 1999 (incorporated herein by reference to Exhibit 10.1 to HCP’s Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 1999).*

10.2.2

Second Amendment to Second Amended and Restated Directors Stock Incentive Plan, effective as of January 4, 2000 (incorporated herein by reference to Exhibit 10.17 to HCP’s Annual Report on Form 10-K (File No. 1-08895) for the year ended December 31, 1999).*

10.3	Second Amended and Restated Stock Incentive Plan (incorporated herein by reference to Appendix B to HCP’s Proxy Statement filed March 21, 1997).*

10.3.1

First Amendment to Second Amended and Restated Stock Incentive Plan, effective as of November 3, 1999 (incorporated herein by reference to Exhibit 10.3 to HCP’s Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 1999).*

10.4

2000 Stock Incentive Plan, amended and restated effective as of May 7, 2003 (incorporated herein by reference to Annex A to HCP’s Proxy Statement (File No. 1-08895) for the Annual Meeting of Stockholders held on May 7, 2003).*

10.4.1

First Amendment to Amended and Restated 2000 Stock Incentive Plan (effective as of May 7, 2003) (incorporated herein by reference to Exhibit 10.1 to HCP’s Current Report on Form 8-K (File No. 1-08895), filed February 3, 2005).*

10.5

Second Amended and Restated Director Deferred Compensation Plan (effective as of October 25, 2007) (incorporated herein by reference to Exhibit 10.5 to HCP’s Annual Report on Form 10-K, as amended (filed No. 1-08895) for the year ended December 31, 2007).*

10.6

Amended and Restated Limited Liability Company Agreement of HCPI/Indiana, LLC, dated as of November 20, 1998 (incorporated herein by reference to Exhibit 10.15 to HCP’s Annual Report on Form 10-K (File No. 1-08895) for the year ended December 31, 1998).

10.7

Amended and Restated Limited Liability Company Agreement of HCPI/Utah, LLC, dated as of January 20, 1999 (incorporated herein by reference to Exhibit 10.16 to HCP’s Annual Report on Form 10-K (File No. 1-08895) for the year ended December 31, 1998).

10.8

Cross-Collateralization, Cross-Contribution and Cross-Default Agreement, dated as of July 20, 2000, by and between HCP Medical Office Buildings II, LLC and Texas HCP Medical Office Buildings, L.P., for the benefit of First Union National Bank (incorporated herein by reference to Exhibit 10.21 to HCP’s Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2000).

10.9

Cross-Collateralization, Cross-Contribution and Cross-Default Agreement, dated as of August 31, 2000, by and between HCP Medical Office Buildings I, LLC and Meadowdome, LLC, for the benefit of First Union National Bank (incorporated herein by reference to Exhibit 10.22 to HCP’s Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2000).

10.10

Amended and Restated Limited Liability Company Agreement of HCPI/Utah II, LLC, dated as of August 17, 2001 (incorporated herein by reference to Exhibit 10.21 to HCP’s Annual Report on Form 10-K405 (File No. 1-08895) for the year ended December 31, 2001).

10.10.1

Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of HCPI/Utah II, LLC, dated as of October 30, 2001 (incorporated herein by reference to Exhibit 10.22 to HCP’s Annual Report on Form 10-K405 (File No. 1-08895) for the year ended December 31, 2001).

10.11	Amended and Restated Employment Agreement, dated as of April 24, 2008, by and between HCP and James F. Flaherty III.*

10.12

Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC, dated as of October 2, 2003 (incorporated herein by reference to Exhibit 10.28 to HCP’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.12.1

Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC, dated as of September 29, 2004 (incorporated herein by reference to Exhibit 10.37 to HCP’s Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2004).

10.12.2

Amendment No. 2 to Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC, dated as of October 29, 2004 (incorporated herein by reference to Exhibit 10.43 to HCP’s Annual Report on Form 10-K (File No. 1-08895) for the year ended December 31, 2004).

10.12.3

Amendment No. 3 to Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC and New Member Joinder Agreement, dated as of October 19, 2005, by and among HCP, HCPI/Tennessee, LLC and A. Daniel Weyland (incorporated herein by reference to Exhibit 10.14.3 to HCP’s Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2005).

10.12.4

Amendment No. 4 to Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC, effective as of January 1, 2007 (incorporated herein by reference to Exhibit 10.12.4 to HCP’s Annual Report on Form 10-K, as amended (filed No. 1-08895) for the year ended December 31, 2007).

10.13	Intentionally omitted.

10.14

Form of Restricted Stock Agreement for employees and consultants, effective as of May 7, 2003, relating to HCP’s Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.30 to HCP’s Annual Report on Form 10-K (File No. 1-08895) for the year ended December 31, 2003).*

10.15

Form of Restricted Stock Agreement for directors, effective as of May 7, 2003, relating to HCP’s Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.31 to HCP’s Annual Report on Form 10-K (File No. 1-08895) for the year ended December 31, 2003).*

10.16

Amended and Restated Executive Retirement Plan, effective as of May 7, 2003 (incorporated herein by reference to Exhibit 10.34 to HCP’s Annual Report on Form 10-K (File No. 1-08895) for the year ended December 31, 2003).*

10.17	Form of CEO Performance Restricted Stock Unit Agreement with five-year installment vesting.*

10.18	Form of CEO Performance Restricted Stock Unit Agreement with three-year cliff vesting.*

10.19

Form of employee Performance Restricted Stock Unit Agreement with five-year installment vesting (incorporated herein by reference to Exhibit 10.19 to HCP’s Annual Report on Form 10-K, as amended (filed No. 1-08895) for the year ended December 31, 2007).*

10.20

CEO Restricted Stock Unit Agreement, relating to HCP’s Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.29 to HCP’s Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2005).*

10.21

Form of directors and officers Indemnification Agreement (incorporated herein by reference to Exhibit 10.21 to HCP’s Annual Report on Form 10-K, as amended (filed No. 1-08895) for the year ended December 31, 2007).*

10.22

Form of employee Nonqualified Stock Option Agreement with five-year installment vesting (incorporated herein by reference to Exhibit 10.37 to HCP’s Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended June 30, 2006).*

10.23

Form of non-employee director Restricted Stock Award Agreement with five-year installment vesting, (incorporated herein by reference to Exhibit 10.38 to HCP’s Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended June 30, 2006).*

10.24	Form of Non-Employee Directors Stock-For-Fees Program (incorporated herein by reference to Exhibit 10.1 to HCP’s Current Report on Form 8-K (File No. 1-08895), filed August 2, 2006).*

10.25	Amended and Restated Stock Unit Award Agreement, dated April 24, 2008, by and between HCP and James F. Flaherty III.*

10.26

$2,750,000,000 Credit Agreement, dated as of August 1, 2007, by and among HCP, the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to HCP’s Current Report on Form 8-K (File No. 1-08895), filed August 6, 2007).

10.27

$1,500,000,000 Credit Agreement, dated as of August 1, 2007, by and among HCP, the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.2 to HCP’s Current Report on Form 8-K (File No. 1-08895), filed August 6, 2007).

10.28	Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.41 to HCP’s Quarterly Report on Form 10-Q (File No. 1-08895), filed October 30, 2007).*

10.29	2006 Performance Incentive Plan (incorporated herein by reference to Exhibit A to HCP’s Proxy Statement (File No. 1-08895) for the Annual Meeting of Stockholders held on May 11, 2006).*

10.30

Form of Mezzanine Loan Agreement defining HCP’s rights and obligations in connection with its Manor Care investment (incorporated herein by reference to Exhibit 10.30 to HCP’s Annual Report on Form 10-K, as amended (filed No. 1-08895) for the year ended December 31, 2007).

10.31

Form of Intercreditor Agreement defining HCP’s rights and obligations in connection with its Manor Care investment (incorporated herein by reference to Exhibit 10.31 to HCP’s Annual Report on Form 10-K, as amended (filed No. 1-08895) for the year ended December 31, 2007).

10.32

Form of Cash Management Agreement defining HCP’s rights and obligations in connection with its Manor Care investment (incorporated herein by reference to Exhibit 10.32 to HCP’s Annual Report on Form 10-K, as amended (filed No. 1-08895) for the year ended December 31, 2007).

10.33

Form of Pledge and Security Agreement defining HCP’s rights and obligations in connection with its Manor Care investment (incorporated herein by reference to Exhibit 10.33 to HCP’s Annual Report on Form 10-K, as amended (filed No. 1-08895) for the year ended December 31, 2007).

10.34

Form of Promissory Note defining HCP’s rights and obligations in connection with its Manor Care investment (incorporated herein by reference to Exhibit 10.34 to HCP’s Annual Report on Form 10-K, as amended (filed No. 1-08895) for the year ended December 31, 2007).

10.35

Form of Guaranty Agreement defining HCP’s rights and obligations in connection with its Manor Care investment (incorporated herein by reference to Exhibit 10.35 to HCP’s Annual Report on Form 10-K, as amended (filed No. 1-08895) for the year ended December 31, 2007).

10.36

Form of Assignment and Assumption Agreement entered into in connection with HCP’s Manor Care investment (incorporated herein by reference to Exhibit 10.36 to HCP’s Annual Report on Form 10-K, as amended (filed No. 1-08895) for the year ended December 31, 2007).

10.37

Form of Omnibus Assignment entered into in connection with HCP’s Manor Care investment (incorporated herein by reference to Exhibit 10.37 to HCP’s Annual Report on Form 10-K, as amended (filed No. 1-08895) for the year ended December 31, 2007).

10.38	Executive Bonus Program (incorporated herein by reference to HCP’s Current Report on Form 8-K (File No. 1-08895), filed January 31, 2008.

31.1	Certification by James F. Flaherty III, HCP’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification by Mark A. Wallace, HCP’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).

32.1	Certification by James F. Flaherty III, HCP’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	Certification by Mark A. Wallace, HCP’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

*     Management Contract or Compensatory Plan or Arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 29, 2008	HCP, INC.

(Registrant)

/s/ Mark A. Wallace
Mark A. Wallace
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ George P. Doyle
George P. Doyle
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)