Form 10-Q
period 2008-06-30
HCP, INC.
filed 2008-08-05
CIK 765880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2008.

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

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-accelerated Filer ☐ (Do not check if a smaller reporting	Smaller Reporting Company ☐
company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
YES  ☐  NO  ☒

As of July 31, 2008, there were 236,691,971 shares of the registrant’s $1.00 par value common stock outstanding.

HCP, Inc.

INDEX

PART I. FINANCIAL INFORMATION

HCP, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Real estate:
Buildings and improvements	$7,626,209	$7,526,015
Development costs and construction in progress	308,169	372,527
Land	1,560,756	1,571,427
Less accumulated depreciation and amortization	(725,751)	(623,234)
Net real estate	8,769,383	8,846,735
Net investment in direct financing leases	645,079	640,052
Loans receivable, net	1,072,811	1,065,485
Investments in and advances to unconsolidated joint ventures	278,479	248,894
Accounts receivable, net of allowance of $17,316 and $23,109, respectively	31,920	44,892
Cash and cash equivalents	216,789	96,269
Restricted cash	32,387	36,427
Intangible assets, net	582,088	623,271
Real estate held for sale, net	90,668	403,614
Other assets, net	504,126	516,133
Total assets	$12,223,730	$12,521,772
LIABILITIES AND STOCKHOLDERS’ EQUITY
Bank line of credit	$—	$951,700
Bridge loan	1,150,000	1,350,000
Senior unsecured notes	3,821,786	3,819,950
Mortgage debt	1,516,380	1,278,280
Mortgage debt on assets held for sale	—	2,481
Other debt	105,264	108,496
Intangible liabilities, net	260,435	278,553
Accounts payable and accrued liabilities	223,389	233,342
Deferred revenue	65,786	55,990
Total liabilities	7,143,040	8,078,792
Minority interests:
Joint venture partners	31,557	33,436
Non-managing member unitholders	241,479	305,835
Total minority interests	273,036	339,271

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $1.00 par value: 50,000,000 shares authorized; 11,820,000 shares issued and outstanding, liquidation preference of $25.00 per share	285,173	285,173
Common stock, $1.00 par value: 750,000,000 shares authorized; 236,512,480 and 216,818,780 shares issued and outstanding, respectively	236,512	216,819
Additional paid-in capital	4,349,399	3,724,739
Cumulative dividends in excess of earnings	(55,232)	(120,920)
Accumulated other comprehensive loss	(8,198)	(2,102)
Total stockholders’ equity	4,807,654	4,103,709
Total liabilities and stockholders’ equity	$12,223,730	$12,521,772

See accompanying Notes to Condensed Consolidated Financial Statements.

HCP, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Rental and related revenues	$215,616	$175,735	$424,210	$348,889
Tenant recoveries	20,170	11,676	41,621	25,360
Income from direct financing leases	14,129	15,215	29,103	30,205
Investment management fee income	1,457	4,220	2,924	10,459
Total revenues	251,372	206,846	497,858	414,913

Costs and expenses:
Depreciation and amortization	78,308	56,666	156,369	113,811
Operating	47,580	37,212	97,000	77,668
General and administrative	18,840	17,290	39,371	37,395
Impairments	9,715	—	9,715	—
Total costs and expenses	154,443	111,168	302,455	228,874

Other income (expense):
Gain on sale of real estate interest	—	10,141	—	10,141
Interest and other income, net	30,739	18,722	66,066	33,186
Interest expense	(85,509)	(72,973)	(181,835)	(150,756)
Total other income (expense)	(54,770)	(44,110)	(115,769)	(107,429)

Income before income taxes, equity income from unconsolidated joint ventures and minority interests’ share in earnings	42,159	51,568	79,634	78,610
Income taxes	(1,274)	395	(3,519)	152
Equity income from unconsolidated joint ventures	1,221	1,302	2,509	2,516
Minority interests’ share in earnings	(5,536)	(6,739)	(11,252)	(11,974)
Income from continuing operations	36,570	46,526	67,372	69,304

Discontinued operations:
Income before gain on sales of real estate, net of income taxes	5,469	22,687	14,941	41,152
Gain on sales of real estate	190,256	2,071	200,394	106,116
Total discontinued operations	195,725	24,758	215,335	147,268

Net income	232,295	71,284	282,707	216,572
Preferred stock dividends	(5,283)	(5,283)	(10,566)	(10,566)
Net income applicable to common shares	$227,012	$66,001	$272,141	$206,006

Basic earnings per common share:
Continuing operations	$0.13	$0.20	$0.25	$0.29
Discontinued operations	0.84	0.12	0.95	0.72
Net income applicable to common shares	$0.97	$0.32	$1.20	$1.01
Diluted earnings per common share:
Continuing operations	$0.13	$0.20	$0.25	$0.28
Discontinued operations	0.83	0.12	0.95	0.72
Net income applicable to common shares	$0.96	$0.32	$1.20	$1.00
Weighted average shares used to calculate earnings per common share:
Basic	235,117	205,755	225,945	204,882
Diluted	236,467	207,024	227,065	206,470

Dividends declared per common share	$0.455	$0.445	$0.910	$0.890

See accompanying Notes to Condensed Consolidated Financial Statements.

HCP, Inc.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)
(Unaudited)

Six Months Ended June 30,
2008
Preferred Stock, $1.00 Par Value:
Shares, beginning and ending	11,820
Amounts, beginning and ending	$285,173

Common Stock, Shares:
Shares at beginning of period	216,819
Issuance of common stock, net	19,212
Exercise of stock options	481
Shares at end of period	236,512

Common Stock, $1.00 Par Value:
Balance at beginning of period	$216,819
Issuance of common stock, net	19,212
Exercise of stock options	481
Balance at end of period	$236,512

Additional Paid-In Capital:
Balance at beginning of period	$3,724,739
Issuance of common stock, net	609,322
Exercise of stock options	7,853
Amortization of deferred compensation	7,485
Balance at end of period	$4,349,399

Cumulative Dividends in Excess of Earnings:
Balance at beginning of period	$(120,920)
Net income	282,707
Preferred dividends	(10,566)
Common dividend ($0.91 per share)	(206,453)
Balance at end of period	$(55,232)

Accumulated Other Comprehensive Loss:
Balance at beginning of period	$(2,102)
Change in net unrealized gains and losses on securities:
Unrealized losses	(11,639)
Less reclassification adjustment realized in net income	2,782
Change in net unrealized gains and losses on cash flow hedges:
Unrealized losses	(204)
Less reclassification adjustment realized in net income	2,647
Changes in Supplemental Executive Retirement Plan obligation	50
Foreign currency translation adjustment	268
Balance at end of period	$(8,198)

Total Comprehensive Income (Loss):
Net income	$282,707
Other comprehensive loss	(6,096)
Total comprehensive income	$276,611

See accompanying Notes to Condensed Consolidated Financial Statements.

HCP, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$282,707	$216,572
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate, in-place lease and other intangibles:
Continuing operations	156,369	113,811
Discontinued operations	5,677	13,765
Amortization of below market lease intangibles, net	(4,029)	(1,572)
Stock-based compensation	7,485	5,842
Amortization of debt issuance costs	6,162	5,643
Recovery of loan losses	—	(210)
Straight-line rents	(19,533)	(20,379)
Interest accretion	(13,026)	(4,163)
Deferred rental revenue	13,279	3,671
Equity income from unconsolidated joint ventures	(2,509)	(2,516)
Distributions of earnings from unconsolidated joint ventures	2,073	2,067
Minority interests’ share in earnings	11,252	11,974
Gain on sales of real estate and real estate interest	(200,394)	(116,257)
Marketable securities losses (gains), net	2,782	(4,874)
Derivative losses, net	2,360	—
Impairments	9,715	—
Changes in:
Accounts receivable	12,972	(3,912)
Other assets	5,399	(3,331)
Accounts payable and accrued liabilities	(6,047)	464
Net cash provided by operating activities	272,694	216,595
Cash flows from investing activities:
Cash used in acquisitions and development of real estate	(72,884)	(274,458)
Lease commissions and tenant and capital improvements	(32,359)	(14,408)
Proceeds from sales of real estate, net	512,883	356,556
Contributions to unconsolidated joint ventures	(2,826)	(1,172)
Distributions in excess of earnings from unconsolidated joint ventures	6,182	475,685
Purchase of marketable securities	—	(26,647)
Proceeds from the sale of marketable securities	10,700	53,317
Proceeds from sales of interests in unconsolidated joint ventures	2,855	—
Principal repayments on loans receivable	2,835	6,630
Investment in loans receivable	(2,190)	(7,939)
Decrease in restricted cash	4,040	12,088
Net cash provided by investing activities	429,236	579,652
Cash flows from financing activities:
Net repayments under bank line of credit	(951,700)	(624,500)
Repayments of bridge and term loans	(200,000)	(504,593)
Repayments of mortgage debt	(29,945)	(66,813)
Issuance of mortgage debt	258,726	141,817
Repayments of senior unsecured notes	—	(20,000)
Issuance of senior unsecured notes	—	500,000
Settlement of cash flow hedge	5,180	—
Debt issuance costs	(5,784)	(8,508)
Net proceeds from the issuance of common stock and exercise of options	572,973	282,080
Dividends paid on common and preferred stock	(217,019)	(194,298)
Distributions to minority interests	(13,841)	(10,902)
Net cash used in financing activities	(581,410)	(505,717)
Net increase in cash and cash equivalents	120,520	290,530
Cash and cash equivalents, beginning of period	96,269	60,687
Cash and cash equivalents, end of period	$216,789	$351,217

See accompanying Notes to Condensed Consolidated Financial Statements.

HCP, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)         Business

HCP, Inc. is a Maryland corporation that is organized to qualify as a real estate investment trust (“REIT”) which, together with its consolidated entities (collectively, “HCP” or the “Company”), invests primarily in real estate serving the healthcare industry in the United States. The Company acquires, develops, leases, manages and disposes of healthcare real estate and provides mortgage and specialty financing to healthcare providers.

(2)         Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission (“SEC”).

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

At June 30, 2008, the Company had 81 properties, with a carrying value of $1.3 billion leased to a total of nine tenants that have been identified as VIEs (“VIE tenants”) and has a loan with a carrying value of $86 million to a borrower that has been identified as a VIE. The Company acquired these leases and loan on October 5, 2006 in its merger with CNL Retirement Properties, Inc. (“CRP”). CRP determined it was not the primary beneficiary of these VIEs, and the Company is required to carry forward CRP’s accounting conclusions after the acquisition relative to their primary beneficiary assessments, provided that the Company does not believe CRP’s accounting to be in error. The Company believes that its accounting for the VIEs is the appropriate accounting in accordance with GAAP. On December 21, 2007, the Company made an investment of approximately $900 million in mezzanine loans where each mezzanine borrower has been identified as a VIE. The Company has also determined that it is not the primary beneficiary of these VIEs.

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

For leases with minimum scheduled rent increases, the Company recognizes income on a straight-line basis over the lease term when collectibility is reasonably assured. Recognizing rental income on a straight-line basis for leases results in recognized revenue exceeding amounts contractually due from tenants. Such cumulative excess amounts are included in other assets and were $92 million and $76 million, net of allowances, at June 30, 2008 and December 31, 2007, respectively. In the event the Company determines that collectibility of straight-line rents is not reasonably assured, the Company limits future recognition to amounts contractually owed, and, where appropriate, the Company establishes an allowance for estimated losses.

The Company maintains an allowance for doubtful accounts, including an allowance for straight-line rent receivables, for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. The Company monitors the liquidity and creditworthiness of its tenants and operators on an ongoing basis. This evaluation considers industry and economic conditions, property performance, credit enhancements and other factors. For straight-line rent amounts, the Company’s assessment is based on amounts recoverable over the term of the lease. At June 30, 2008 and December 31, 2007, the Company had an allowance of $36 million, included in other assets, as a result of the Company’s determination that collectibility is not reasonably assured for certain straight-line rent amounts.

Certain leases provide for additional rents contingent upon a percentage of the facility’s revenue in excess of specified base amounts or other thresholds. Such revenue is recognized when actual results reported by the tenant, or estimates of tenant results, exceed the base amount or other thresholds. Such revenue is recognized in accordance with SAB 104, which states that income is recognized only after the contingency has been removed (when the related thresholds are achieved), which may result in the recognition of rent payments in periods subsequent to when such payments are received.

Tenant recoveries related to reimbursement of real estate taxes, insurance, repairs and maintenance, and other operating expenses are recognized as revenue in the period the applicable expenses are incurred. The reimbursements are recognized and presented in accordance with EITF Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (“EITF 99-19”). EITF 99-19 requires that these reimbursements be recorded gross, as the Company is generally the primary obligor with respect to purchasing goods and services from third-party suppliers, has discretion in selecting the supplier and bears the credit risk.

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

Stock-Based Compensation

Share-based compensation expense is recognized in accordance with SFAS No. 123R, Share-Based Payments, as revised (“SFAS No. 123R”). On January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective application transition method which provides for only current and future period stock-based awards to be measured and recognized at fair value.

SFAS No. 123R requires all share-based awards granted on or after January 1, 2006 to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Compensation expense for awards with graded vesting is generally recognized ratably over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional services. Prior to the adoption of SFAS No. 123R, the Company applied SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, for stock-based awards granted prior to January 1, 2006.

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

Derivatives

During its normal course of business, the Company uses certain types of derivative instruments for the purpose of managing interest rate risk. To qualify for hedge accounting, derivative instruments used for risk management purposes must effectively reduce the risk exposure that they are designed to hedge. In addition, at inception of a qualifying hedging relationship, the underlying transaction or transactions, must be, and are expected to remain, probable of occurring in accordance with the Company’s related assertions.

The Company applies SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires the recognition of all derivative instruments, including embedded derivatives required to be bifurcated, as assets or liabilities in the Company’s consolidated balance sheet at fair value. Changes in the fair value of derivative instruments that are not designated as hedges or that do not meet the criteria for hedge accounting under SFAS No. 133 are recognized in earnings. For derivatives designated as hedging instruments in qualifying hedging relationships, the change in fair value of the effective portion of the derivatives is recognized in accumulated other comprehensive income (loss) whereas the change in fair value of the ineffective portion is recognized in earnings.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. This process includes designating all derivatives that are part of a hedging relationship to specific forecasted transactions or recognized obligations in the balance sheet. The Company also assesses and documents, both at the hedging instrument’s inception and on a quarterly basis thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows associated with the respective hedged items. When it is determined that a derivative ceases to be highly effective as a hedge, or that it is probable the underlying forecasted transaction will not occur, the Company discontinues hedge accounting prospectively and reclassifies amounts recorded to accumulated other comprehensive income (loss) to earnings.

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

Marketable Securities

The Company classifies its marketable equity and debt securities as available-for-sale in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. These securities are carried at fair value with unrealized gains and losses recognized in stockholders’ equity as a component of accumulated other comprehensive income (loss). Gains or losses on securities sold are based on the specific identification method. When the Company determines declines in fair value of marketable securities are other-than-temporary, a realized loss is recognized in earnings.

Capital Raising Issuance Costs

Costs incurred in connection with the issuance of both common and preferred shares are recorded as a reduction in additional paid-in capital. Debt issuance costs are deferred and included in other assets and amortized to interest expense based on the effective interest method over the remaining term of the related debt.

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

Minority Interests and Mandatorily Redeemable Financial Instruments

As of June 30, 2008, there were 5.9 million non-managing member units outstanding in six limited liability companies of which the Company is the managing member: (i) HCPI/Tennessee, LLC; (ii) HCPI/Utah, LLC; (iii) HCPI/Utah II, LLC; (iv) HCP DR California, LLC; (v) HCP DR Alabama, LLC; and (vi) HCP DR MCD, LLC. The Company consolidates these entities since it exercises control and carries the minority interests at cost. The non-managing member LLC Units (“DownREIT units”) are exchangeable for an amount of cash approximating the then-current market value of shares of the Company’s common stock or, at the Company’s option, shares of the Company’s common stock (subject to certain adjustments, such as stock splits and reclassifications). Upon exchange of DownREIT units for the Company’s common stock, the carrying amount of the DownREIT units is reclassified to stockholders’ equity. In April 2008, as a result of the non-managing member converting its remaining HCPI/Indiana, LLC DownREIT units, HCPI/Indiana, LLC became a wholly-owned subsidiary. At June 30, 2008, the carrying value and market value of the 5.9 million DownREIT units were $241.5 million and $265.3 million, respectively.

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

Fair Value Measurement

Effective January 1, 2008, the Company implemented the requirements of SFAS No. 157, Fair Value Measurements (‘‘SFAS No. 157’’), for its financial assets and liabilities. SFAS No. 157 refines the definition of fair value, expands disclosure requirements about fair value measurements and establishes specific requirements as well as guidelines for a consistent framework to measure fair value. SFAS No. 157 defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants. Further, SFAS No. 157 requires the Company to maximize the use of observable market inputs, minimize the use of unobservable market inputs and disclose in the form of an outlined hierarchy the details of such fair value measurements.

SFAS No. 157 specifies a hierarchy of valuation techniques based on whether the inputs to a fair value measurement are considered to be observable or unobservable in a marketplace. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. This hierarchy requires the use of observable market data when available. These inputs have created the following fair value hierarchy:

•                  Level 1 – quoted prices for identical instruments in active markets;

•                  Level 2 – quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•                  Level 3 – fair value measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

If quoted market prices or inputs are not available, fair value measurements are based upon valuation models that utilize current market or independently sourced market inputs, such as interest rates, option volatilities, credit spreads, etc. Items valued using such internally-generated valuation techniques are classified according to the lowest level input that is significant to the fair value measurement. As a result, a financial asset or liability could be classified in either Level 2 or 3 even though there may be some significant inputs that are readily observable. Internal fair value models and techniques used by the Company include discounted cash flow and Black Scholes valuation models.

Based on the guidelines of SFAS No. 157, the Company has amended its techniques used in measuring the fair value of derivative and other financial asset and liability positions. These enhancements include the impact of the Company’s or reporting entity’s credit risk on derivatives and other liabilities measured at fair value as well as the election of the mid-market pricing expedient outlined in the standard. The implementation of these enhancements and the adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial position or results of operations.

On February 12, 2008, the FASB postponed the implementation of SFAS No. 157 related to non-financial assets and liabilities until fiscal periods beginning after November 15, 2008. As a result, the Company has not applied the above fair value procedures to its goodwill and long-lived asset impairment analyses during the current period. The Company believes that the adoption of SFAS No. 157 for non-financial assets and liabilities will not have a material impact on its consolidated financial position or results of operations upon implementation for fiscal periods beginning after November 15, 2008.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (‘‘SFAS No. 159’’). SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS No. 159 was effective as of the beginning of an entity’s first fiscal year after November 15, 2007, and subsequent reporting periods thereafter. Currently the Company has not adopted the guidelines of SFAS No. 159 and continues to evaluate whether or not it will in future periods based on industry participant elections and financial reporting consistency with its peers.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, as revised (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles), and any noncontrolling interest in the acquiree. SFAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141R on January 1, 2009 will require the Company to prospectively expense all transaction costs for business combinations for which the acquisition date is on or subsequent to that date. Early adoption and retroactive application of SFAS No. 141R to fiscal years preceding the effective date is not permitted. The implementation of this standard on January 1, 2009 could materially impact the Company’s future financial results to the extent that it acquires significant amounts of real estate, as related acquisition costs will be expensed as incurred rather than the Company’s current practice of capitalizing such costs and amortizing them over the estimated useful life of the assets acquired.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51 (“SFAS No. 160”), which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity. Purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a gain or loss of control, the interest purchased or sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for the Company beginning January 1, 2009 and applies prospectively, except for the presentation and disclosure requirements, which apply retrospectively. To the extent that the Company purchases or disposes interests and gains or loses control in entities or real estate partnerships in periods subsequent to adoption, the impact on its financial position or results of operations could be material, as these interests will be recognized at fair value with gains and losses recorded to earnings.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 establishes, among other things, the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires entities to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS No. 161 on January 1, 2009 to have a material impact on its consolidated financial position or results of operations.

In April 2008, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. In developing assumptions about renewal or extension, FSP FAS 142-3 requires an entity to consider its own historical experience (or, if no experience, market participant assumptions) adjusted for relevant entity-specific factors in paragraph 11 of SFAS No. 142. FSP FAS 142-3 expands the disclosure requirements of SFAS No. 142 and is effective for the Company beginning January 1, 2009, with early adoption prohibited. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The Company does not expect the adoption of FSP FAS 142-3 on January 1, 2009 to have a material impact on its consolidated financial position or results of operations.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for the Company on January 1, 2009. All prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company does not expect the adoption of FSP EITF 03-6-1 on January 1, 2009 to have a material impact on its consolidated financial position or results of operations.

Reclassifications

Certain amounts in the Company’s prior years’ consolidated financial statements have been reclassified to conform to the current period presentation. Assets sold or held for sale and associated liabilities have been reclassified on the balance sheets and operating results reclassified from continuing to discontinued operations in accordance with SFAS No. 144 (see Note 5). “Tenant recoveries” have been reclassified from “rental and related revenues.” “Income taxes” have been reclassified from “general and administrative” expenses. In addition, in accordance with SFAS No. 131, all prior period segment information has been reclassified to conform to the current presentation.

(3)         Mergers and Acquisitions

Slough Estates USA Inc.

On August 1, 2007, the Company closed its acquisition of SEUSA for aggregate cash consideration of approximately $3.0 billion. SEUSA’s life science portfolio is concentrated in the San Francisco Bay Area and San Diego County.

The calculation of total consideration follows (in thousands):

Payment of aggregate cash consideration	$2,978,911
Estimated acquisition costs, net of cash acquired	3,800
Purchase price, net of assumed liabilities	2,982,711
Fair value of liabilities assumed, including debt	216,733
Purchase price	$3,199,444

Under the purchase method of accounting, the assets and liabilities of SEUSA were recorded at their relative fair values as of the date of the acquisition. During the six months ended June 30, 2008, the Company revised its initial purchase price allocation of its acquired interest in SEUSA, which resulted in the Company reallocating $53 million among buildings and improvements, development costs and construction in progress, land, intangible assets and investments in and advances to unconsolidated joint ventures from its preliminary allocation at December 31, 2007. The changes from the Company’s initial purchase price allocation did not have a significant impact on the Company’s results of operations for the three and six months ended June 30, 2008.

The following table summarizes the revised fair values of the SEUSA assets acquired and liabilities assumed as of the acquisition date of August 1, 2007 (in thousands):

Assets acquired
Buildings and improvements	$1,656,243
Development costs and construction in progress	254,626
Land	833,117
Investments in and advances to unconsolidated joint ventures	68,300
Intangible assets	351,500
Other assets	35,658
Total assets acquired	$3,199,444
Liabilities assumed
Mortgages payable and other debt	$33,553
Intangible liabilities	147,700
Other liabilities	35,480
Total liabilities assumed	216,733
Net assets acquired	$2,982,711

In connection with the Company’s acquisition of SEUSA, the Company obtained, from a syndicate of banks, a financing commitment for a $3.0 billion bridge loan under which $2.75 billion was borrowed at closing.

The assets, liabilities and results of operations of SEUSA are included in the consolidated financial statements from the date of acquisition.

Pro Forma Results of Operations

The following unaudited pro forma consolidated results of operations assume that the acquisition of SEUSA was completed on January 1 for the three and six months ended June 30, 2007 (in thousands, except per share amounts):

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Revenues	$252,056	$498,261
Net income	45,737	94,052
Basic earnings per common share	0.22	0.40
Diluted earnings per common share	0.22	0.40

(4)         Acquisitions of Real Estate Properties

During the six months ended June 30, 2008, the Company acquired a senior housing facility for $11 million and funded an aggregate of $92 million for construction, tenant and capital improvement projects primarily in the life science and medical office segments.

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

(5)         Dispositions of Real Estate, Real Estate Interests and Discontinued Operations

Dispositions of Real Estate

During the six months ended June 30, 2008, the Company sold 44 properties for approximately $513 million and recognized gain on sales of real estate of approximately $200 million. The Company’s sales of properties were made from the following segments: (i) 61% hospital, (ii) 19% skilled nursing, (iii) 17% medical office and (iv) 3% senior housing.

During the six months ended June 30, 2007, the Company sold 47 properties for approximately $392 million and recognized gain on sales of real estate of approximately $106 million, and were made in the following segments: (i) 59% senior housing, (ii) 33% skilled nursing and (iii) 8% medical office.

Dispositions of Real Estate Interests

On January 5, 2007, the Company formed a senior housing joint venture (“HCP Ventures II”), which included 25 properties valued at $1.1 billion, which were encumbered by a $686 million secured debt facility. The Company received approximately $280 million in proceeds, including a one-time acquisition fee of $5.4 million, which is included in management fee income for the six months ended June 30, 2007. No gain or loss was recognized for the sale of a 65% interest in this joint venture.

On April 30, 2007, the Company formed an MOB joint venture (“HCP Ventures IV”), which included 55 properties valued at approximately $585 million. Upon the disposition of an 80% interest in this venture, the Company received $196 million and recognized a gain of $10.1 million. These proceeds included a one-time acquisition fee of $3 million, which was recognized in investment management fee income for the three and six months ended June 30, 2007.

Properties Held for Sale

At June 30, 2008 and December 31, 2007, the Company held for sale eight and 52 properties with carrying amounts of $91 million and $404 million, respectively.

Results from Discontinued Operations

The following table summarizes income from discontinued operations and gain on sales of real estate included in discontinued operations (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Rental and related revenues	$7,905	$33,131	$23,822	$62,410
Other revenues	—	20	18	3,048
	7,905	33,151	23,840	65,458
Depreciation and amortization expenses	1,380	6,537	5,677	13,765
Operating expenses	702	1,761	2,757	3,813
Other costs and expenses	354	2,166	465	6,728
Income before gain on sales of real estate, net of income taxes	$5,469	$22,687	$14,941	$41,152

Gains on sales of real estate	$190,256	$2,071	$200,394	$106,116

Number of properties held for sale	8	102	8	102
Number of properties sold	40	20	44	47
Number of properties included in discontinued operations	48	122	52	149

(6)         Net Investment in Direct Financing Leases

The components of net investment in DFLs consisted of the following (dollars in thousands):

	June 30,	December 31,
	2008	2007

Minimum lease payments receivable	$1,396,654	$1,414,116
Estimated residual values	468,769	468,769
Less unearned income	(1,220,344)	(1,242,833)
Net investment in direct financing leases	$645,079	$640,052
Properties subject to direct financing leases	30	30

The DFLs were acquired in the Company’s merger with CRP. CRP determined that these leases were DFLs, and the Company is required to carry forward CRP’s accounting conclusions after the acquisition date relative to their assessment of these leases, provided that the Company does not believe CRP’s accounting to be in error. The Company believes that its accounting for the leases is the appropriate accounting in accordance with GAAP. Certain leases contain provisions that allow the tenants to elect to purchase the properties during or at the end of the lease terms for the aggregate initial investment amount plus adjustments, if any, as defined in the lease agreements. Certain leases also permit the Company to require the tenants to purchase the properties at the end of the lease terms. Lease payments due to the Company relating to three land-only DFLs with a carrying value of $59.5 million at June 30, 2008 are subordinate to and serve as collateral for first mortgage construction loans entered into by the tenants to fund development costs related to the properties.

(7)         Loans Receivable

The following table summarizes the Company’s loans receivable balance (in thousands):

	June 30, 2008			December 31, 2007
	Real Estate Secured	Other	Total	Real Estate Secured	Other	Total
Mezzanine	$—	$1,000,000	$1,000,000	$—	$1,000,000	$1,000,000
Joint venture partners	—	7,053	7,053	—	7,055	7,055
Other	68,520	85,382	153,902	69,126	86,285	155,411
Unamortized discounts, fees and costs	—	(87,903)	(87,903)	—	(96,740)	(96,740)
Loan loss allowance	—	(241)	(241)	—	(241)	(241)
	$68,520	$1,004,291	$1,072,811	$69,126	$996,359	$1,065,485

The Company has an agreement to provide an affiliate of the Cirrus Group, LLC with an interest only, senior secured term loan. The loan provides for a maturity date of December 31, 2008, with a one-year extension at the option of the borrower, under which amounts were borrowed to finance the acquisition, development, syndication and operation of new and existing surgical partnerships. This loan accrues interest at a rate of 14.0%, of which 9.5% is payable monthly and the balance of 4.5% is deferred until maturity. The loan is subject to equity contribution requirements and borrower financial covenants and is collateralized by assets of the borrower (comprised primarily of interests in partnerships operating surgical facilities in premises leased from a Cirrus affiliate, HCP Ventures IV or the Company) and is guaranteed up to $50 million through a combination of (i) a personal guarantee of up to $13 million by a principal of Cirrus, and (ii) a guarantee of the balance by other principals of Cirrus under arrangements for recourse limited only to their interests in certain entities owning real estate. At June 30, 2008, the carrying value of this loan was $86 million.

On December 21, 2007, the Company made an investment in mezzanine loans having an aggregate face value of $1.0 billion, for approximately $900 million, as part of the financing for The Carlyle Group’s $6.3 billion purchase of Manor Care, Inc. These loans bear interest on their face amounts at a floating rate of one-month LIBOR plus 4.0%, mature in January 2013 and are pre-payable at any time subject to a yield maintenance fee during the first twelve months. These loans are mandatorily pre-payable in January 2012 unless the borrower satisfies certain financial conditions. The loans are secured by an indirect pledge of the equity ownership in 339 HCR ManorCare facilities located in 30 states and are subordinate to other debt of approximately $3.6 billion at closing. At June 30, 2008, the carrying value of this loan was $910 million.

(8)         Investments in and Advances to Unconsolidated Joint Ventures

The Company owns interests in the following entities which are accounted for under the equity method at June 30, 2008 (dollars in thousands):

Entity(1)	Properties	Investment(2)	Ownership %
HCP Ventures II	25 senior housing facilities	$142,239	35%
HCP Ventures III, LLC	13 MOBs	12,575	30
HCP Ventures IV, LLC	50 MOBs, 4 life science facilities and 4 hospitals	47,358	20
Suburban Properties, LLC	1 MOB	4,556	67
LASDK LP	1 life science facility	24,140	63
Britannia Biotech Gateway LP	2 life science facilities	33,421	55
Torrey Pines Science Center LP	1 life science facility	10,769	50
Advances to unconsolidated joint ventures, net		3,421
		$278,479

Edgewood Assisted Living Center, LLC(3)(4)	1 senior housing facility	$(278)	45
Seminole Shores Living Center, LLC(3)(4)	1 senior housing facility	(846)	50
		$(1,124)

(1)	These joint ventures are not consolidated because the Company does not control, through voting rights or other means, the entities. See Note 2 regarding the Company’s policy on consolidation.
(2)	Represents the carrying value of the Company’s investment in the unconsolidated joint venture. See Note 2 regarding the Company’s policy for accounting for joint venture interests.
(3)

As of June 30, 2008, the Company has guaranteed in the aggregate $4 million of a total of $8 million of notes payable for these two joint ventures. No liability has been recorded related to these guarantees as of June 30, 2008.

(4)	Negative investment amounts are included in accounts payable and accrued liabilities.

Summarized combined financial information for the Company’s unconsolidated joint ventures follows (in thousands):

	June 30,	December 31,
	2008	2007 (6)
Real estate, net	$1,722,511	$1,752,289
Other assets, net	193,278	195,816
Total assets	$1,915,789	$1,948,105

Notes payable	$1,179,212	$1,192,270
Accounts payable	41,377	45,427
Other partners’ capital	502,258	511,149
HCP’s capital(5)	192,942	199,259
Total liabilities and partners’ capital	$1,915,789	$1,948,105

	Three Months Ended June 30, (6)		Six Months Ended June 30, (6)
	2008	2007 (7)	2008	2007 (7)

Total revenues	$46,102	$42,607	$92,416	$85,032
Net income	1,623	2,330	3,793	8,466
HCP’s equity income	1,221	1,302	2,509	2,516
Fees earned by HCP	1,457	4,220	2,924	10,459
Distributions received, net	4,748	200,532	8,255	477,752

(5)	Aggregate basis difference of the Company’s investments in these joint ventures of $81 million, as of June 30, 2008, is primarily attributable to real estate and lease related intangible assets.
(6)	Includes the results of operations of Arborwood Living Center, LLC and Greenleaf Living Centers, LLC, which were sold on April 3, 2008 and June 12, 2008, respectively.
(7)	Includes the results of operations from HCP Ventures IV, LLC, whose subsidiaries were wholly-owned consolidated subsidiaries of the Company prior to April 30, 2007.

(9)         Intangibles

At June 30, 2008 and December 31, 2007, intangible lease assets, comprised of lease-up intangibles, above market tenant lease intangibles, below market ground lease intangibles and intangible assets related to non-compete agreements, were $723 million and $725 million, respectively. At June 30, 2008 and December 31, 2007, the accumulated amortization of intangible assets was $141 million and $102 million, respectively.

At June 30, 2008 and December 31, 2007, below market lease intangibles and above market ground lease intangibles were $307 million and $312 million, respectively. At June 30, 2008 and December 31, 2007, the accumulated amortization of intangible liabilities was $47 million and $33 million, respectively.

(10)  Other Assets

The Company’s other assets consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007
Marketable debt securities	$270,675	$289,163
Marketable equity securities	8,755	13,933
Goodwill	51,746	51,746
Straight-line rent assets, net	91,731	76,188
Deferred debt issuance costs, net	19,347	16,787
Other	61,872	68,316
Total other assets	$504,126	$516,133

The cost or amortized cost, estimated fair value and gross unrealized gains and losses on marketable securities is as follows (in thousands):

			Gross Unrealized
	Cost (1)	Fair Value	Gains	Losses
June 30, 2008
Debt securities	$265,000	$270,675	$7,350	$(1,675)
Equity securities	9,066	8,755	81	(392)
Total investments	$274,066	$279,430	$7,431	$(2,067)

December 31, 2007
Debt securities	$275,000	$289,163	$14,663	$(500)
Equity securities	13,874	13,933	300	(241)
Total investments	$288,874	$303,096	$14,963	$(741)

(1)          Represents the original cost basis of the marketable securities reduced by other-than-temporary impairments recorded through earnings, if any.

The marketable securities with gross unrealized losses at June 30, 2008 are not considered to be other-than-temporarily impaired as the Company has the intent and ability to hold these investments for a period of time sufficient to allow for an anticipated recovery in fair value. The Company’s debt securities accrue interest at 9.625% and 9.25%, and mature in November 2016 and May 2017, respectively.

During the three and six months ended June 30, 2008 and 2007, the Company sold debt securities with a cost basis of $10 million and $45 million, which resulted in gains of approximately $0.7 million and $3.9 million, respectively, and were recognized in interest and other income, net in the Company’s consolidated statements of income. During the six months ended June 30, 2007, the Company realized gains from the sale of various equity securities totaling $1.0 million, which were included in interest and other income, net. There were no sales of equity securities during the six months ended June 30, 2008.

The Company recognized a $3.5 million loss during the three months ended June 30, 2008 on marketable equity securities with a carrying value of $7.3 million at June 30, 2008. The Company evaluated the near-term prospects for the securities in relation to the severity and duration of the impairment and concluded that the investment is other-than-temporarily impaired at June 30, 2008.

(11) Debt

Bank Line of Credit and Bridge Loan

As of June 30, 2008, no amounts were outstanding under the Company’s $1.5 billion revolving line of credit facility. The Company’s revolving line of credit facility can be increased up to $2.0 billion subject to certain conditions, including increased commitments by lenders. This revolving line of credit accrues interest at a rate per annum equal to LIBOR plus a margin ranging from 0.325% to 1.00%, depending upon the Company’s debt ratings. The Company pays a facility fee on the entire revolving commitment ranging from 0.10% to 0.25%, depending upon the Company’s debt ratings. The revolving line of credit facility contains a negotiated rate option, whereby the lenders participating in the line of credit facility bid on the interest to be charged which may result in a reduced interest rate, and is available for up to 50% of borrowings. Based on the Company’s debt ratings on June 30, 2008, the margin on the revolving line of credit facility was 0.55% and the facility fee was 0.15%. The Company’s revolving line of credit facility matures on August 1, 2011.

At June 30, 2008, the outstanding balance of the Company’s bridge loan was $1.15 billion and had an initial maturity date of July 31, 2008. The Company originally had two optional 6-month extensions, subject to debt compliance and extension fees, which can be used to extend the maturity date to July 31, 2009. In July 2008, the Company exercised its first extension option. The bridge loan accrues interest at a rate per annum equal to LIBOR plus a margin ranging from 0.425% to 1.25%, depending upon the Company’s debt ratings (weighted average effective interest rate of 3.48% at June 30, 2008). Based on the Company’s debt ratings on June 30, 2008, the margin on the bridge loan facility is 0.70%. In July 2008, the Company repaid $150 million of the outstanding balance of the bridge loan.

The revolving line of credit facility and bridge loan contain certain financial restrictions and other customary requirements. Among other things, these covenants, using terms defined in the agreement, limit the ratio of (i) Consolidated Total Indebtedness to Consolidated Total Asset Value to 70%, (ii) Secured Debt to Consolidated Total Asset Value to 30%, and (iii) Unsecured Debt to Consolidated Unencumbered Asset Value to 80%. The agreement also requires that the Company maintain (i) a Fixed Charge Coverage ratio, as defined in the agreement, of 1.50 times, and (ii) a formula-determined Minimum Consolidated Tangible Net Worth. A portion of these financial covenants become more restrictive through the period ending March 31, 2009 and ultimately (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 65%, and (iii) require a Fixed Charge Coverage ratio, as defined in the agreement, of 1.75 times. At June 30, 2008, the Company was in compliance with each of the restrictions and requirements of its revolving line of credit facility and bridge loan.

Senior Unsecured Notes

At June 30, 2008, the Company had $3.8 billion in aggregate principal amount of senior unsecured notes outstanding. Interest rates on the notes ranged from 3.20% to 7.07% at June 30, 2008. The weighted average effective interest rate on the senior unsecured notes at June 30, 2008 and December 31, 2007, was 6.03% and 6.18%, respectively. Discounts and premiums are amortized to interest expense over the term of the related debt.

The senior unsecured notes contain certain covenants including limitations on debt and other customary terms. At June 30, 2008, the Company was in compliance with these covenants.

Mortgage Debt

At June 30, 2008, the Company had $1.5 billion in mortgage debt secured by 215 healthcare facilities with a carrying amount of $2.6 billion. Interest rates on the mortgage notes ranged from 2.08% to 8.63% with a weighted average effective rate of 5.99% at June 30, 2008.

In May 2008, the Company obtained $259 million of seven-year mortgage financing with a fixed interest rate of 5.83%. The Company received net proceeds of $254 million, which were used to repay outstanding indebtedness under its revolving line of credit facility and bridge loan.

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

Other Debt

At June 30, 2008, the Company had $105.3 million of non-interest bearing Life Care Bonds at two of its CCRCs and non-interest bearing occupancy fee deposits at another of its senior housing facilities, all of which were payable to certain residents of the facilities (collectively “Life Care Bonds”). At June 30, 2008, $40.4 million of the Life Care Bonds were refundable to the residents upon the resident moving out or to their estate upon death, and $64.9 million of the Life Care Bonds were refundable after the units are successfully remarketed to new residents.

Debt Maturities

Debt maturities and scheduled principal payments at June 30, 2008 are as follows (in thousands):

Year	Bank Line of Credit	Bridge Loan	Senior Notes	Mortgage Debt	Other Debt	Total
2008 (6 months)	$—	$—	$300,000	$71,231	$105,264	$476,495
2009	—	1,150,000	—	270,885	—	1,420,885
2010	—	—	206,421	295,103	—	501,524
2011	—	—	300,000	132,985	—	432,985
2012	—	—	250,000	104,076	—	354,076
Thereafter	—	—	2,787,000	636,034	—	3,423,034
	$—	$1,150,000	$3,843,421	$1,510,314	$105,264	$6,608,999

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

On May 3, 2007, Ventas, Inc. filed a complaint against the Company in the United States District Court for the Western District of Kentucky, asserting claims of tortious interference with contract and tortious interference with prospective business advantage. The complaint alleges, among other things, that the Company interfered with Ventas’ purchase agreement with Sunrise Senior Living Real Estate Investment Trust (“Sunrise REIT”); that the Company interfered with Ventas’ prospective business advantage in connection with the Sunrise REIT transaction; and that the Company’s actions caused Ventas to suffer damages, including the payment of over $100 million in additional consideration to acquire the Sunrise REIT assets. Ventas is seeking monetary relief, including compensatory and punitive damages, against the Company. On July 2, 2007, the Company filed its answer to Ventas’ complaint and a motion to dismiss the complaint in its entirety. On December 19, 2007, the court denied the motion to dismiss. The Company believes that Ventas’ claims are without merit and intends to vigorously defend against Ventas’ lawsuit. On April 8, 2008, the Company filed a motion for leave to assert counterclaims against Ventas as part of the above litigation. HCP’s proposed counterclaims allege, among other things, that Sunrise REIT fraudulently induced HCP to participate in a flawed and unfair auction process, and that absent such misconduct, HCP would have succeeded in acquiring Sunrise REIT. HCP seeks to recover compensatory and punitive damages. The proposed counterclaims further allege that Ventas, in acquiring Sunrise REIT, assumed the liability of Sunrise REIT. On July 25, 2008, the Court granted HCP’s motion over Ventas’ opposition, allowing HCP to file its counterclaims. HCP intends to pursue such claims vigorously; however, there can be no assurances that it will prevail on any of the claims or the amount of any recovery that may be awarded. The Company expects that defending its interests and pursuing its own claims in the foregoing matters will require it to expend significant funds. The Company is unable to estimate the ultimate aggregate amount of monetary liability, gain or financial impact with respect to these matters as of June 30, 2008.

In April 2007, the Company and Health Care Property Partners (“HCPP”), a joint venture between the Company and an affiliate of Tenet Healthcare Corporation (“Tenet”), served Tenet and certain Tenet subsidiaries with notices of default with respect to its hospital in Tarzana, California, and two other hospitals that are leased by such affiliates from the Company and HCPP. The notices of default generally relate to deferred maintenance and compliance with legal requirements, including compliance with the requirements of State of California Senate Bill 1953 (“SB 1953”) (further described below). On May 8, 2007, certain subsidiaries of Tenet filed a complaint against the Company in the Superior Court of the State of California for the County of Los Angeles with respect to the hospital owned by the Company and initiated arbitration actions with respect to the two hospitals owned by HCPP, in each case asserting various causes of action generally relating to such notices of default. Upon Tenet’s failure to fully remedy all of the items set forth in the notices of default to the Company’s satisfaction, the Company, on July 27, 2007, exercised its right to terminate the leases to Tenet of four other hospitals owned by the Company, effective December 31, 2007, invoking crossdefault provisions under such leases. On September 24, 2007, Tenet amended its original complaint and added claims by the lessees under the four terminated leases substantially similar to the previously filed claims. Tenet’s subsidiaries are seeking declaratory, injunctive and monetary relief, including compensatory and punitive damages, against the Company and HCPP. On October 8, 2007, HCPP responded to the claims by Tenet’s subsidiaries in the arbitration action, raising its own claims against Tenet and the lessees of the two hospitals relating to the matters described in the notices of default, and on October 17, 2007, the Company similarly filed a counterclaim against Tenet and the plaintiffs in the California state court action. On October 16, 2007, Lake Health Care Facilities, Inc., another subsidiary of Tenet and the non-managing general partner of HCPP, filed a complaint against the Company in the Superior Court of the State of California for the County of Los Angeles in which it alleges that the service of the notices of default upon HCPP’s tenants was a breach of the Company’s fiduciary duties as managing partner of HCPP and that the Company has breached the HCPP partnership agreement. The Company believes that the claims by Tenet’s subsidiaries are without merit and, subject to the tentative settlement described below, intends to vigorously defend against those claims in the litigation and arbitration proceedings.

Due to pending settlement discussions, on February 21, 2008, at the request of the parties, the Court entered orders to accommodate such discussions. Similarly, the arbitrators approved a stipulation in the arbitration action that accommodates the settlement discussions. On June 30, 2008, the parties executed a definitive settlement agreement relating to the disputes that are the subject of litigation and arbitration proceedings described above. The agreement provides for, among other things, the sale of a hospital in Tarzana, California, by the Company to a Tenet affiliate, the non-renewal by Tenet subsidiaries of leases with respect to hospitals in Irvine, California, and Los Gatos, California, and the extension of the terms of three other hospitals leased by an affiliate of the Company to affiliates of Tenet. With the execution of settlement documents, the parties agreed to appear before the Court to secure further accommodations pending the consummation of the settlement, if at all. The effectiveness of the settlement is contingent on the closing of the sale by Tenet of the hospital in Tarzana, California, which closing is subject to customary conditions and regulatory approvals, and there can be no assurances that the closing will occur. If the settlement does not become effective, the Company will continue to vigorously defend against the claims made by Tenet’s subsidiaries and pursue its own claims against Tenet and its affiliates.

State of California Senate Bill 1953.  The hospital owned by the Company in Tarzana, California, which hospital is under contract to be sold to an affiliate of Tenet as described above, is affected by SB 1953, which requires certain seismic safety building standards for acute care hospital facilities. This hospital is currently operated by Tenet under a lease expiring in February 2009. As indicated above, the Company is currently disputing Tenet’s responsibility for performance of compliance activities, but has reached an agreement, subject to customary conditions and regulatory approvals, to sell the hospital as described above, which sale would relieve HCP of any SB 1953 compliance obligations it has, if any. Rental income from the hospital for the six months ended June 30, 2008 and the year ended December 31, 2007 were $4.4 million and $10.9 million, respectively. At June 30, 2008, the carrying amount of the property was $70.6 million. The results of operations and carrying value of this property are reflected in discontinued operations and real estate held for sale, net, respectively.

Development Commitments.  As of June 30, 2008, the Company was committed under the terms of contracts to complete the construction of properties undergoing development at a remaining aggregate cost of approximately $58 million.

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

On December 21, 2007, the Company made an investment in mezzanine loans to HCR ManorCare with an aggregate face value of $1.0 billion, for approximately $900 million. At June 30, 2008, these loans represented approximately 78% of our skilled nursing segment assets and 7% of our total segment assets.

At June 30, 2008, the Company had 81 of its senior housing facilities leased to nine tenants that have been identified as VIEs (“VIE Tenants”). These VIE Tenants are thinly capitalized entities that rely on the cash flow generated from the senior housing facilities to pay operating expenses, including rent obligations under their leases. The 81 senior housing facilities leased to the VIE Tenants are operated by Sunrise Senior Living Management, Inc., a wholly-owned subsidiary of Sunrise Senior Living, Inc. (“Sunrise”). Sunrise is publicly traded and is subject to the informational filing requirements of the Securities and Exchange Act of 1934, as amended, and is required to file periodic reports on Form 10-K and Form 10-Q with the SEC. However, Sunrise is the subject of a formal SEC investigation. In addition, Sunrise has not filed its periodic reports on Form 10-Q subsequent to its Form 10-K for the fiscal year ended December 31, 2007, which was filed on July 31, 2008.

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

DownREIT Partnerships.  In connection with the formation of certain DownREIT partnerships, partners generally contributed appreciated real estate to the DownREIT in exchange for DownREIT units. These contributions are generally tax-free, so that the pre-contribution gain related to the property is not taxed to the contributing partner. However, if the contributed property is later sold by the partnership, the pre-contribution gain that exists at the date of sale is specially allocated and taxed to the contributing partners. In many of the DownREITs, the Company has entered into indemnification agreements with those partners who contributed appreciated property into the partnership. Under these indemnification agreements, if any of the appreciated real estate contributed by the partners is sold by the partnership in a taxable transaction within a specified number of years after the property was contributed, HCP will reimburse the affected partners for the federal and state income taxes associated with the pre-contribution gain that is specially allocated to the affected partner under the Code (“make-whole payments”). These make-whole payments include a tax gross-up provision.

Credit Enhancement Guarantee.  Certain of the Company’s senior housing facilities serve as collateral for $138.3 million of debt (maturing May 1, 2025) that is owed by a previous owner of the facilities. The Company’s obligation under such indebtedness is guaranteed by the debtor who has an investment grade credit rating. These senior housing facilities are classified as DFLs and have a carrying value of $349.5 million at June 30, 2008.

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

On April 24, 2008, the Company announced that its Board declared a quarterly cash dividend of $0.45313 per share on its Series E cumulative redeemable preferred stock and $0.44375 per share on its Series F cumulative redeemable preferred stock. These dividends were paid on June 30, 2008 to stockholders of record as of the close of business on June 16, 2008.

On July 31, 2008, the Company announced that its Board declared a quarterly cash dividend of $0.45313 per share on its Series E cumulative redeemable preferred stock and $0.44375 per share on its Series F cumulative redeemable preferred stock. These dividends will be paid on September 30, 2008 to stockholders of record as of the close of business on September 15, 2008.

Common Stock

During the six months ended June 30, 2008 and 2007, the Company issued 285,000 and 656,000 shares of common stock, respectively, under its Dividend Reinvestment and Stock Purchase Plan (“DRIP”). The Company also issued 481,000 and 37,000 shares upon exercise of stock options, and 1.8 million and 150,000 shares of common stock upon the conversion of DownREIT units during the six months ended June 30, 2008 and 2007, respectively.

During the six months ended June 30, 2008 and 2007, the Company issued 138,000 shares of restricted stock under the Company’s 2006 Performance Incentive Plan. The Company also issued 131,000 and 109,000 shares upon the vesting of performance restricted stock units during the six months ended June 30, 2008 and 2007, respectively.

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

On April 24, 2008, the Company announced that its Board declared a quarterly cash dividend of $0.455 per share. The common stock cash dividend was paid on May 19, 2008 to stockholders of record as of the close of business on May 5, 2008.

On July 31, 2008, the Company announced that its Board declared a quarterly cash dividend of $0.455 per share. The common stock cash dividend will be paid on August 21, 2008 to stockholders of record as of the close of business on August 11, 2008.

Accumulated Other Comprehensive Income (Loss) (“AOCI”)

	June 30,	December 31,
	2008	2007
	(in thousands)
AOCI—unrealized gains on available-for-sale securities, net	$5,365	$14,222
AOCI—unrealized losses on cash flow hedges, net	(11,800)	(14,243)
Supplemental Executive Retirement Plan minimum liability	(2,063)	(2,113)
Foreign currency translation adjustment	300	32
Total Accumulated Other Comprehensive Loss	$(8,198)	$(2,102)

Total Comprehensive Income (Loss)

The following table provides a reconciliation of comprehensive income (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$232,295	$71,284	$282,707	$216,572
Other comprehensive income (loss)	47,699	(4,194)	(6,096)	(3,407)
Total comprehensive income	$279,994	$67,090	$276,611	$213,165

Substantially all of other comprehensive income for the three months ended June 30, 2008 related to two forward-starting interest rate swap contracts, which were settled in June 2008. See also discussions of derivative instruments in Note 15.

(14)  Segment Disclosures

The Company evaluates its business and makes resource allocations based on its five business segments: (i) senior housing, (ii) life science, (iii) medical office, (iv) hospital, and (v) skilled nursing. Under the senior housing, life science, hospital and skilled nursing segments, the Company invests primarily in single operator or tenant properties through acquisition and development of real estate, secured financing and marketable debt securities of operators in these sectors. Under the medical office segment, the Company invests through acquisition and secured financing in MOBs that are primarily leased under gross or modified gross leases, generally to multiple tenants, and which generally require a greater level of property management. The acquisition of SEUSA on August 1, 2007 resulted in a change to the Company’s reportable segments. Prior to the SEUSA acquisition, the Company operated through two reportable segments—triple-net leased and medical office buildings. The senior housing, life science, hospital and skilled nursing segments were previously aggregated under the Company’s triple-net leased segment. SEUSA’s results are included in the Company’s consolidated financial statements from the date of the Company’s acquisition on August 1, 2007. The accounting policies of the segments are the same as those described under Summary of Significant Accounting Policies (see Note 2). There were no intersegment sales or transfers during the six months ended June 30, 2008 and 2007. The Company evaluates performance based upon property net operating income from continuing operations (“NOI”) of the combined properties in each segment.

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

Summary information for the reportable segments follows (in thousands):

For the three months ended June 30, 2008:

Segments	Rental and Related Revenues	Tenant Recoveries	Income From DFLs	Investment Management Fees	Total Revenues	NOI(1)	Interest and Other
Senior housing	$69,996	$—	$14,129	$793	$84,918	$80,909	$286
Life science	46,300	8,285	—	1	54,586	44,510	—
Medical office	66,139	11,419	—	663	78,221	44,338	—
Hospital	24,166	466	—	—	24,632	23,563	11,686
Skilled nursing	9,015	—	—	—	9,015	9,015	20,801
Total segments	215,616	20,170	14,129	1,457	251,372	202,335	32,773
Non-segment	—	—	—	—	—	—	(2,034)
Total	$215,616	$20,170	$14,129	$1,457	$251,372	$202,335	$30,739

For the three months ended June 30, 2007:

Segments	Rental and Related Revenues	Tenant Recoveries	Income From DFLs	Investment Management Fees	Total Revenues	NOI(1)	Interest and Other
Senior housing	$69,410	$—	$15,215	$799	$85,424	$81,815	$369
Life science	3,949	620	—	—	4,569	3,317	—
Medical office	68,918	10,999	—	3,421	83,338	46,896	—
Hospital	24,612	57	—	—	24,669	24,540	14,082
Skilled nursing	8,846	—	—	—	8,846	8,846	439
Total segments	175,735	11,676	15,215	4,220	206,846	165,414	14,890
Non-segment	—	—	—	—	—	—	3,832
Total	$175,735	$11,676	$15,215	$4,220	$206,846	$165,414	$18,722

For the six months ended June 30, 2008:

Segments	Rental and Related Revenues	Tenant Recoveries	Income From DFLs	Investment Management Fees	Total Revenues	NOI(1)	Interest and Other
Senior housing	$141,298	$—	$29,103	$1,589	$171,990	$163,589	$602
Life science	89,529	17,667	—	2	107,198	85,526	—
Medical office	131,753	23,000	—	1,333	156,086	88,178	—
Hospital	43,822	954	—	—	44,776	42,833	22,270
Skilled nursing	17,808	—	—	—	17,808	17,808	43,985
Total segments	424,210	41,621	29,103	2,924	497,858	397,934	66,857
Non-segment	—	—	—	—	—	—	(791)
Total	$424,210	$41,621	$29,103	$2,924	$497,858	$397,934	$66,066

For the six months ended June 30, 2007:

Segments	Rental and Related Revenues	Tenant Recoveries	Income From DFLs	Investment Management Fees	Total Revenues	NOI(1)	Interest and Other
Senior housing	$137,285	$—	$30,205	$6,964	$174,454	$160,205	$723
Life science	8,774	1,358	—	—	10,132	7,743	—
Medical office	143,361	23,916	—	3,495	170,772	99,664	—
Hospital	42,126	86	—	—	42,212	41,831	24,493
Skilled nursing	17,343	—	—	—	17,343	17,343	879
Total segments	348,889	25,360	30,205	10,459	414,913	326,786	26,095
Non-segment	—	—	—	—	—	—	7,091
Total	$348,889	$25,360	$30,205	$10,459	$414,913	$326,786	$33,186

(1)          Net Operating Income from Continuing Operations (“NOI”) is a non-GAAP supplemental financial measure used to evaluate the operating performance of real estate. The Company defines NOI as rental revenues, including tenant recoveries and income from direct financing leases, less property-level operating expenses. NOI excludes investment management fee income, depreciation and amortization, general and administrative expenses, impairments, gain on sale of real estate interest, and other income, net, interest expense, income taxes, equity income from unconsolidated joint ventures, minority interests’ share in earnings and discontinued operations. The Company believes NOI provides investors relevant and useful information because it measures the operating performance of the Company’s real estate at the property level on an unleveraged basis. The Company uses NOI to make decisions about resource allocations and assess property-level performance. The Company believes that net income is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income as defined by GAAP since it does not reflect the aforementioned excluded items. Further, the Company’s definition of NOI may not be comparable to the definition used by other real estate investment trusts, as those companies may use different methodologies for calculating NOI.

The following is a reconciliation from NOI to reported net income, the most direct comparable financial measure calculated and presented in accordance with GAAP (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net operating income from continuing operations	$202,335	$165,414	$397,934	$326,786
Investment management fee income	1,457	4,220	2,924	10,459
Depreciation and amortization	(78,308)	(56,666)	(156,369)	(113,811)
General and administrative	(18,840)	(17,290)	(39,371)	(37,395)
Impairments	(9,715)	—	(9,715)	—
Gain on sale of real estate interest	—	10,141	—	10,141
Interest and other income, net	30,739	18,722	66,066	33,186
Interest expense	(85,509)	(72,973)	(181,835)	(150,756)
Income taxes	(1,274)	395	(3,519)	152
Equity income from unconsolidated joint ventures	1,221	1,302	2,509	2,516
Minority interests’ share in earnings	(5,536)	(6,739)	(11,252)	(11,974)
Total discontinued operations	195,725	24,758	215,335	147,268
Net income	$232,295	$71,284	$282,707	$216,572

The Company’s total assets by segment were:

	June 30,	December 31,
Segments	2008	2007
Senior housing	$4,453,769	$4,440,832
Life science	3,502,993	3,461,101
Medical office	2,287,261	2,258,785
Hospital	1,103,514	1,126,152
Skilled nursing	1,171,718	1,163,157
Gross segment assets	12,519,255	12,450,027
Accumulated depreciation and amortization	(819,618)	(691,838)
Net segment assets	11,699,637	11,758,189
Real estate held for sale, net	90,668	403,614
Non-segment assets	433,425	359,969
Total assets	$12,223,730	$12,521,772

Segment assets include an allocation of the carrying value of goodwill. At June 30, 2008, goodwill is allocated as follows: (i) senior housing—$30.5 million, (ii) life science—$1.4 million, (iii) medical office—$11.4 million, (iv) hospital—$5.1 million, and (v) skilled nursing—$3.3 million.

(15)  Derivative Instruments

The Company uses derivative instruments as hedges to mitigate interest rate fluctuations on specific forecasted transactions and recognized obligations. The Company does not use derivative instruments for speculative or trading purposes.

The primary risks associated with derivative instruments are market and credit risk. Market risk is defined as the potential for loss in value of the derivative instruments due to adverse changes in market prices (interest rates). Utilizing derivative instruments allows the Company to effectively manage the risk of increasing interest rates with respect to the potential effects these fluctuations could have on future earnings and cash flows.

Credit risk is the risk that one of the parties to a derivative contract fails to perform or meet their financial obligation. The Company does not obtain collateral associated with its derivative instruments, but monitors the credit standing of its counterparties, primarily global institutional banks, on a regular basis. Should a counterparty fail to perform, the Company would incur a financial loss to the extent that the associated derivative contract was in an asset position. At June 30, 2008, the Company does not anticipate non-performance by counterparties to its outstanding derivative contracts.

In July 2005, the Company entered into three interest rate swap contracts that are designated as hedging the variability of expected cash flows related to floating rate debt assumed in connection with the acquisition of a real estate portfolio. The cash flow hedges have a notional amount of $45.6 million and mature in July 2020. The aggregate fair value of the derivative contracts is a $1.0 million liability and is included in accounts payable and accrued liabilities. At June 30, 2008, no amounts of ineffectiveness for the derivative contracts were recorded.

During October and November 2007, the Company entered into two forward-starting interest rate swap contracts with notional amounts aggregating $900 million. The interest rate swap contracts are designated in qualifying, cash flow hedging relationships, to hedge the Company’s exposure to fluctuations in the benchmark interest rate component of interest payments on forecasted, unsecured, fixed-rate debt expected to be issued during the current fiscal year. As of June 30, 2008, the Company terminated these hedges per the cash settlement provisions of the derivative contracts. The termination of the $500 million notional contract required a payment of $14.8 million and the termination of the $400 million notional contract resulted in a cash receipt of $5.2 million. Upon settlement of these derivative contracts, the Company revised its best estimate of the hedged forecasted transactions, and as a result an ineffectiveness charge of $2.4 million was recognized in interest and other income, net in the consolidated statements of income. All components of the forward-starting interest rate swap contracts were included in the Company’s final assessment and measurement of hedge effectiveness upon settlement of these derivative instruments. At June 30, 2008, the Company expects that the hedged forecasted transactions remain probable of occurring in accordance with its designated assertions.

(16)  Supplemental Cash Flow Information

	Six Months Ended June 30,
	2008	2007
	(in thousands)
Supplemental cash flow information:
Interest paid, net of capitalized interest and other	$179,678	$141,131
Taxes paid	3,508	219
Supplemental schedule of non-cash investing activities:
Capitalized interest	16,900	173
Accrued construction costs	2,295	—
Real estate exchanged in real estate acquisitions	—	35,205
Supplemental schedule of non-cash financing activities:
Mortgages assumed with real estate acquisitions	4,892	—
Restricted stock issued	138	138
Vesting of restricted stock units	131	109
Cancellation of restricted stock	(29)	(25)
Conversion of non-managing member units into common stock	63,895	3,477
Non-managing member units issued in connection with acquisitions	—	180,698
Unrealized gains (losses) on available for sale securities and derivatives designated as cash flow hedges	(11,639)	738

See also discussions of the SEUSA acquisition and HCP Ventures II and HCP Ventures IV, in Notes 3 and 8, respectively.

(17)  Earnings Per Common Share

The Company computes earnings per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per common share is computed by dividing net income applicable to common shares by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is calculated by including the effect of dilutive securities. Options to purchase approximately 0.5 million and 0.6 million shares of common stock that had an exercise price in excess of the average market price of the common stock during the three months ended June 30, 2008 and 2007, respectively, were not included because they are not dilutive. Additionally, 5.2 million shares issuable upon conversion of 5.9 million DownREIT units during the three months ended June 30, 2008 and 10.1 million shares issuable upon conversion of 7.6 million non-managing member units during the three months ended June 30, 2007 were not included since they are anti-dilutive.

The following table illustrates the computation of basic and diluted earnings per share (dollars in thousands, except per share and share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands, except per share data)		(in thousands, except per share data)
Numerator
Income from continuing operations	$36,570	$46,526	$67,372	$69,304
Preferred stock dividends	(5,283)	(5,283)	(10,566)	(10,566)
Income from continuing operations applicable to common shares	31,287	41,243	56,806	58,738
Discontinued operations	195,725	24,758	215,335	147,268
Net income applicable to common shares for basic and diluted earnings per share	$227,012	$66,001	$272,141	$206,006
Denominator
Basic weighted average common shares	235,117	205,755	225,945	204,882
Dilutive stock options and restricted stock	1,350	1,269	1,120	1,588
Diluted weighted average common shares	236,467	207,024	227,065	206,470
Basic earnings per common share
Income from continuing operations	$0.13	$0.20	$0.25	$0.29
Discontinued operations	0.84	0.12	0.95	0.72
Net income applicable to common shares	$0.97	$0.32	$1.20	$1.01
Diluted earnings per common share
Income from continuing operations	$0.13	$0.20	$0.25	$0.28
Discontinued operations	0.83	0.12	0.95	0.72
Net income applicable to common shares	$0.96	$0.32	$1.20	$1.00

(18) Fair Value Measurements

The following tables illustrate the Company’s fair value measurements of its financial assets and liabilities as classified in the fair value hierarchy. Further, the second table includes the associated unrealized and realized gains and losses, as well as purchases, sales, issuances, settlements (net) or transfers out of the Level 3 classification. Realized gains and losses are recorded in interest and other income, net on the Company’s consolidated statements of income.

The following is a summary of fair value measurements at June 30, 2008 (in thousands):

Financial Instrument	Fair Value	Level 1	Level 2	Level 3

Equity securities	$8,755	$8,755	$—	$—
Debt securities	270,675	252,350	18,325	—
Interest rate swaps(1)	(1,044)	—	(1,044)	—
Warrants(1)	2,586	—	—	2,586
Total	$280,972	$261,105	$17,281	$2,586

(1)	Interest rate swaps and common stock warrants are valued using observable and unobservable market assumptions, as well as standardized derivative pricing models.

The following is a reconciliation of fair value measurements classified as Level 3 at June 30, 2008 (in thousands):

Warrants

December 31, 2007	$2,560
Total gains or losses (realized and unrealized)
Included in earnings	26
Included in other comprehensive income	—
Purchases, issuances, and settlements	—
Transfers in and/or out of Level 3	—
June 30, 2008	$2,586

(19)         Impairments

During the three months ended June 30, 2008, as a result of anticipated dispositions, four properties in the senior housing segment and one hospital were determined to be impaired resulting in impairments of $9.7 million. No properties were determined to be impaired in 2007.

(20) Subsequent Events

On July 30, 2008, the Company received and recognized lease termination fees of $18 million from a tenant in connection with the early termination of three leases representing 149,000 square feet of the Company’s life science segment. On July 30, 2008, the Company recognized an impairment of $4 million related to intangible assets associated with these leases.

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

The information set forth in this Item 2 is intended to provide readers with an understanding of our financial condition, changes in financial condition and results of operations. We will discuss and provide our analysis in the following order:

•                  Executive Summary

•                  2008 Transaction Overview

•                  Other Events

•                  Dividends

•                  Critical Accounting Policies

•                  Results of Operations

•                  Liquidity and Capital Resources

•                  Off-Balance Sheet Arrangements

•                  Contractual Obligations

•                  Inflation

•                  Recent Accounting Pronouncements

Executive Summary

We are a Maryland corporation organized to qualify as a REIT that, together with our consolidated subsidiaries, invests primarily in real estate serving the healthcare industry in the United States. We acquire, develop, lease, dispose and manage healthcare real estate and provide mortgage and specialty financing to healthcare providers. At June 30, 2008, our real estate portfolio, excluding assets held for sale but including mortgage loans and properties owned by joint ventures, consisted of interests in 706 facilities.

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

We follow a disciplined approach to enhancing the value of our existing portfolio, including the ongoing evaluation of the potential disposition of properties that no longer fit our strategy. During the six months ended June 30, 2008, we sold 44 properties for $513 million. At June 30, 2008, we had eight properties with a carrying amount of $91 million classified as held for sale.

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

Access to external capital on favorable terms is critical to the success of our strategy. Generally, we attempt to match the long-term duration of most of our investments with long-term fixed-rate financing. At June 30, 2008, 25% of our consolidated debt is at variable interest rates, which includes $1.15 billion for the outstanding balance of the bridge loan. We intend to maintain an investment grade rating on our senior debt securities and manage various capital ratios and amounts within appropriate parameters. As of July 31, 2008, we had a credit rating of Baa3 (stable) from Moody’s, BBB (negative outlook) from S&P and BBB (stable) from Fitch on our senior unsecured debt securities, and Ba1 (stable) from Moody’s, BB+ (negative outlook) from S&P and BBB- (stable) from Fitch on our preferred securities.

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

2008 Transaction Overview

Investment Transactions

During the six months ended June 30, 2008, we sold assets valued at $526 million, which included the sale of 44 properties for $513 million and other investments for $13 million. These sales were made from the following segments: (i) 61% hospital, (ii) 18% skilled nursing, (iii) 17% medical office, and (iv) 4% senior housing.

During the six months ended June 30, 2008, we acquired a senior housing facility for $11 million and funded construction and other capital projects aggregating $92 million, primarily in our life science and medical office segments.

Financing Transactions

In April 2008, in connection with HCP’s addition to the S&P 500 Index, we issued 17 million shares of our common stock. We received approximately $560 million of net proceeds, which were used to repay a portion of our outstanding indebtedness under our revolving line of credit facility.

In May 2008, we placed $259 million of seven-year mortgage financing on 21 of our senior housing assets. The assets are cross-collateralized and the debt has a fixed interest rate of 5.83%. The proceeds were used to repay outstanding indebtedness under our revolving line of credit facility and bridge loan.

During the quarter ended June 30, 2008, we settled two forward-starting swaps with an aggregate notional amount of $900 million and recognized an ineffectiveness charge of $2.4 million, or $0.01 per diluted share of common stock, in interest and other income, net.

Other Events

On June 30, 2008, HCP and Tenet Healthcare Corporation (“Tenet”) executed a definitive agreement relating to restructuring our hospital portfolio leased to Tenet and settling various disputes. The agreement provides for, among other things, the sale of our hospital in Tarzana, California, the non-renewal by Tenet of leases with respect to our hospitals in Irvine, California, and Los Gatos, California, and the extension of the terms of three other hospitals leased by us to Tenet. The restructure and settlement are expected to be effective by September 30, 2008 and are contingent on the closing of the sale by Tenet of the hospital in Tarzana, California, which closing is subject to customary conditions and regulatory approvals. On the effective date of the settlement, we expect to recognize income ranging from $41 million to $46 million.

On July 30, 2008, we received and recognized lease termination fees of $18 million from a tenant in connection with the early termination of three leases representing 149,000 square feet of our life science segment. On July 30, 2008, we recognized an impairment of $4 million related to intangible assets associated with these leases.

Dividends

On July 31, 2008, we announced that our Board of Directors declared a quarterly common stock cash dividend of $0.455 per share. The dividend will be paid on August 21, 2008 to stockholders of record as of the close of business on August 11, 2008.

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

Results of Operations

We evaluate our business and allocate resources among our five business segments: (i) senior housing, (ii) life science, (iii) medical office, (iv) hospital, and (v) skilled nursing. Under the senior housing, life science, hospital and skilled nursing segments, we invest primarily in single operator or tenant properties through the acquisition and development of real estate, secured financing, mezzanine financing and investment in marketable debt securities of operators in these sectors. Under the medical office segment, we invest through acquisition and secured financing in MOBs that are leased under gross or modified gross leases, generally to multiple tenants, and which generally require a greater level of property management. The acquisition of Slough Estates USA Inc. (“SEUSA”) on August 1, 2007 resulted in a change to our reportable segments. Prior to the SEUSA acquisition, we operated through two reportable segments—triple-net leased and medical office buildings. The senior housing, life science, hospital and skilled nursing segments were previously aggregated under our triple-net leased segment. SEUSA’s results are included in our consolidated financial statements from the date of acquisition of August 1, 2007. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2 to the Condensed Consolidated Financial Statements).

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

Our financial results for the three and six months ended June 30, 2008 and 2007 are summarized as follows:

Comparison of the Three Months Ended June 30, 2008 to the Three Months Ended June 30, 2007

Rental and related revenues.

	Three Months Ended June 30,		Change
Segments	2008	2007	$	%
	(dollars in thousands)
Senior housing	$69,996	$69,410	$586	1%
Life science	46,300	3,949	42,351	NM (1)
Medical office	66,139	68,918	(2,779)	(4)
Hospital	24,166	24,612	(446)	(2)
Skilled nursing	9,015	8,846	169	2
Total	$215,616	$175,735	$39,881	23%

(1)  Percentage change not meaningful.

•                  Senior housing.  The increase in senior housing rental and related revenues relates to the additive effect of our acquisitions during 2008 and 2007.

Included in senior housing rental and related revenues were facility-level operating revenues for five senior housing properties that were previously leased on a triple-net basis. From time to time, tenants default on their leases, which causes us to take possession of the operations of the facility. We contract with third-party managers to manage these properties until a replacement tenant can be identified or the property can be sold. The operating revenues and expenses for these properties are included in senior housing rental and related revenues and operating expenses, respectively. The rental and related revenues for the three months ended June 30, 2008 and 2007 for these facilities were $2.7 million and $2.8 million, respectively.

•                  Life science.  Life science rental and related revenues increased primarily as a result of our acquisition of SEUSA on August 1, 2007.

•                  Medical office.  Medical office rental and related revenues for the three months ended June 30, 2007 includes $4.5 million from assets that are no longer consolidated and are now in our HCP Ventures IV, LLC joint venture (“HCP Ventures IV”). On April 30, 2007, we sold an 80% interest in HCP Ventures IV and began accounting for our retained interest as an equity method investment. However, due to our continued interest in HCP Ventures IV, 2007 results of operations have not been reclassified to discontinued operations. The decrease in medical office rental and related revenues resulting from HCP Ventures IV was partially offset by the additive effect of our Medical City Dallas campus acquisition on February 9, 2007.

Tenant recoveries.

	Three Months Ended June 30,		Change
Segments	2008	2007	$	%
	(dollars in thousands)
Life science	$8,285	$620	$7,665	NM	(1)
Medical office	11,419	10,999	420	4%
Hospital	466	57	409	NM	(1)
Total	$20,170	$11,676	$8,494	73%

(1)   Percentage change not meaningful.

•                  Life science. Life science tenant recoveries increased primarily as a result of our acquisition of SEUSA on August 1, 2007.

•                  Medical office. The increase in medical office tenant recoveries primarily relates to the additive effect of our Medical City Dallas campus acquisition on February 9, 2007, which was partially offset by $0.8 million reduction of tenant recoveries from HCP Ventures IV, for the three months ended June 30, 2007, which have not been reclassified to discontinued operations.

•                  Hospital. The increase in hospital tenant recoveries primarily relates to the additive effect of our Medical City Dallas campus acquisition on February 9, 2007.

Income from direct financing leases.  The decrease in income from direct financing leases decreased for the three months ended June 30, 2008 was primarily due to two direct financing lease tenants exercising their purchase options during 2007.

Investment management fee income.  Investment management fee income decreased by $2.8 million to $1.5 million for the three months ended June 30, 2008. The decrease was primarily due to the one-time acquisition fee of $3.0 million earned in 2007 related to HCP Ventures IV. No acquisition fees were earned for the three months ended June 30, 2008.

Depreciation and amortization expense.  Depreciation and amortization expense increased $21.6 million to $78.3 million for the three months ended June 30, 2008. The increase was primarily due to our SEUSA acquisition. The increase in depreciation and amortization from our other acquisitions in 2007 was offset by the 2007 results from HCP Ventures IV, which have not been reclassified to discontinued operations.

Operating expenses.

	Three Months Ended June 30,		Change
Segments	2008	2007	$	%
	(dollars in thousands)
Senior housing	$3,216	$2,810	$406	14%
Life science	10,075	1,252	8,823	NM	(1)
Medical office	33,220	33,021	199	1
Hospital	1,069	129	940	NM	(1)
Total	$47,580	$37,212	$10,368	28%

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

•                  Senior housing.  The increase in senior housing operating expenses primarily relates to an increase in facility —level operating expenses for five senior housing properties that were previously leased on a triple-net basis.

From time to time, tenants default on their leases, which causes us to take possession of the operations of the facility. We contract with third-party managers to manage these properties until a replacement tenant can be identified or the property can be sold. The operating revenues and expenses for these properties are included in healthcare rental revenues and operating expenses, respectively. The operating expenses for the three months ended June 30, 2008 and 2007 for these facilities were $3.1 million and $2.9 million, respectively.

•                  Life science.  Life science operating expenses increased primarily as a result of our acquisition of SEUSA on August 1, 2007.

•                  Hospital. The increase in hospital operating expenses primarily relates to the additive effect of our Medical City Dallas campus acquisition on February 9, 2007.

General and administrative expenses.  General and administrative expenses increased $1.6 million to $18.8 million for the three months ended June 30, 2008. Included in general and administrative expenses are merger and integration-related expenses associated with the SEUSA acquisition of $56,000 for the three months ended June 30, 2008 compared to $1.7 million associated with the CNL Retirement Properties, Inc. merger for the three months ended June 30, 2007. Excluding the merger and integration-related expenses, the increase in general and administrative expenses was primarily due to various items, including increased compensation related expenses, and professional and legal fees.

The information set forth under the heading “Legal Proceedings” of Note 12 to the Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, is incorporated herein by reference.

Impairments.  During the three months ended June 30, 2008, we recognized impairments of $9.7 million related to five properties. No properties were determined to be impaired during the three months ended June 30, 2007.

Gain on sale of real estate interest.  On April 30, 2007, we sold an 80% interest in HCP Ventures IV, which resulted in a gain of $10.1 million. No similar transactions occurred during the three months ended June 30, 2008.

Interest and other income, net.  For the three months ended June 30, 2008, interest and other income, net increased $12.0 million, to $30.7 million. This increase was primarily related to an increase in interest income of $20.4 million from our HCR ManorCare mezzanine loan investment made in December 2007, which was partially offset by (i) a hedging ineffectiveness charge of $2.4 million on a forward-starting interest rate swap contract that was settled on June 30, 2008, (ii) a decrease in gains from the sale of marketable debt securities of $3.2 million and (iii) an other-than-temporary impairment of $3.5 million on marketable equity securities. For a more detailed description of our mezzanine loan investment and marketable securities, see Note 7 and Note 10, respectively, of the Condensed Consolidated Financial Statements and Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest expense.  Interest expense increased $12.5 million to $85.5 million for the three months ended June 30, 2008. The increase was primarily due to $10.1 million of interest expense from the issuance of $600 million of senior unsecured notes in October 2007 and $12.1 million from the increase in outstanding indebtedness under our bridge loan and line of credit facilities, and the related amortization of debt issuance costs. The combined increase in interest expense was partially offset by a $7.5 million increase in the amount of capitalized interest relating to the increase in assets under development primarily from our acquisition of SEUSA and an overall decrease in short-term variable interest rates.

The table below sets forth information with respect to our debt, excluding premiums and discounts (dollars in thousands):

	As of June 30,
	2008	2007
Balance:
Fixed rate	$4,938,803	$4,085,852
Variable rate	1,670,196	519,649
Total	$6,608,999	$4,605,501
Percent of total debt:
Fixed rate	75%	89%
Variable rate	25	11
Total	100%	100%
Weighted average interest rate at end of period:
Fixed rate	6.25%	6.12%
Variable rate	3.56%	5.98%
Total weighted average rate	5.57%	6.10%

Minority interests’ share in earnings.  For the three months ended June 30, 2008, minority interests’ share in earnings decreased $1.2 million, to $5.5 million. This decrease is primarily due to the conversions of 1.8 million of our minority interest DownREIT units into common stock during the first half of 2008.

Income taxes.  For the three months ended June 30, 2008, income taxes increased $1.7 million, to $1.3 million. This increase is primarily due to higher levels of income of our taxable REIT subsidiaries.

Discontinued operations.  The increase of $171 million in income from discontinued operations to $196 million for the three months ended June 30, 2008 compared to $25 million for the comparable period in the prior year is primarily due to an increase in gains on real estate dispositions of $188 million, partially offset by a decline in operating income from discontinued operations of $17 million. During the three months ended June 30, 2008, we sold 40 properties for $483 million, as compared to 20 properties for $187 million in the year ago period. Discontinued operations for the three months ended June 30, 2008 included 48 properties compared to 122 properties for the three months ended June 30, 2007. Included in discontinued operations during the three months ended June 30, 2007 was $6 million of rental income we recognized, resulting from a change in estimate related to the collectibility of straight-line rental income from Emeritus Corporation.

Comparison of the Six Months Ended June 30, 2008 to the Six Months Ended June 30, 2007

Rental and related revenues.

	Six Months Ended June 30,		Change
Segments	2008	2007	$	%
	(dollars in thousands)
Senior housing	$141,298	$137,285	$4,013	3%
Life science	89,529	8,774	80,755	NM (1)
Medical office	131,753	143,361	(11,608)	(8)
Hospital	43,822	42,126	1,696	4
Skilled nursing	17,808	17,343	465	3
Total	$424,210	$348,889	$75,321	22%

(1)           Percentage change not meaningful.

•                  Senior housing. Approximately $1.3 million of the increase in senior housing rental and related revenues relates to the additive effect of our acquisitions during 2007 and 2008. The remaining increase in senior housing rental and related revenues primarily relates to rent escalations and resets.

                        Included in senior housing rental and related revenues were facility-level operating revenues for five senior housing properties that were previously leased on a triple-net basis. From time to time, tenants default on their leases, which causes us to take possession of the operations of the facility. We contract with third-party managers to manage these properties until a replacement tenant can be identified or the property can be sold. The operating revenues and expenses for these properties are included in senior housing rental and related revenues and operating expenses, respectively. The rental and related revenues for the three months ended June 30, 2008 and 2007 for these facilities were $5.9 million and $5.6 million, respectively.

•                  Life science. Life science rental and related revenues increased primarily as a result of our acquisition of SEUSA on August 1, 2007.

•                  Medical office. Medical office rental and related revenues for the six months ended June 30, 2007 includes $17.9 million from assets that are no longer consolidated and are now in our HCP Ventures IV. The decrease in medical office rental and related revenues resulting from HCP Ventures IV was partially offset by the additive effect of our Medical City Dallas campus acquisition on February 9, 2007.

•                  Hospital. The increase in hospital rental and related revenues primarily relates to the additive effect of our Medical City Dallas campus acquisition on February 9, 2007.

Tenant recoveries.

	Six Months Ended June 30,		Change
Segments	2008	2007	$	%
	(dollars in thousands)
Life science	$17,667	$1,358	$16,309	NM	(1)
Medical office	23,000	23,916	(916)	(4)%
Hospital	954	86	868	NM	(1)
Total	$41,621	$25,360	$16,261	64%

(1)   Percentage change not meaningful.

•                  Life science. Life science tenant recoveries increased primarily as a result of our acquisition of SEUSA on August 1, 2007.

•                  Medical office. Medical office tenant recoveries for the six months ended June 30, 2007 includes $3.6 million from assets that are no longer consolidated and are now in HCP Ventures IV, which have not been reclassified to discontinued operations. The decrease in medical office tenant recoveries resulting from HCP Ventures IV was partially offset by the additive effect of our Medical City Dallas campus acquisition on February 9, 2007.

•                  Hospital. The increase in hospital tenant recoveries primarily relates to the additive effect of our Medical City Dallas campus acquisition on February 9, 2007.

Income from direct financing leases.  Income from direct financing leases for the three months ended June 30, 2008 decreased primarily due to two direct financing lease tenants exercising their purchase options on our leased assets during 2007.

Investment management fee income.  Investment management fee income decreased by $7.5 million to $2.9 million for the six months ended June 30, 2008. The decrease in investment management fee income was primarily due to the one-time acquisition fees earned related to HCP Ventures II of $5.4 million on January 5, 2007 and HCP Ventures IV of $3.0 million on April 30, 2007. No acquisition fees were earned for the six months ended June 30, 2008.

Depreciation and amortization expense.  Depreciation and amortization expense increased $42.6 million to $156.4 million for the six months ended June 30, 2008. The increase was primarily due to our SEUSA acquisition. The increase in depreciation and amortization from our other acquisitions in 2007 was offset by the 2007 results from HCP Ventures IV, which have not been reclassified to discontinued operations.

Operating expenses.

	Six Months Ended June 30,		Change
Segments	2008	2007	$	%
	(dollars in thousands)
Senior housing	$6,812	$7,285	$(473)	(6)%
Life science	21,670	2,389	19,281	NM (1)
Medical office	66,575	67,613	(1,038)	(2)
Hospital	1,943	381	1,562	NM (1)
Total	$97,000	$77,668	$19,332	25%

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

•                  Senior housing.  Included in operating expenses for the six months ended June 30, 2007 is $1.3 million related to a vacant property located in Florida, which was leased during 2008 on a triple-net basis.

Included in operating expenses are facility-level operating expenses for five senior housing properties that were previously leased on a triple-net basis. From time to time, tenants default on their leases, which causes us to take possession of the operations of the facility. We contract with third-party managers to manage these properties until a replacement tenant can be identified or the property can be sold. The operating revenues and expenses for these properties are included in healthcare rental revenues and operating expenses, respectively. The operating expenses for the six months ended June 30, 2008 and 2007 for these facilities were $6.5 million and $6.0 million, respectively.

•                  Life science.  Life science operating expenses increased primarily as a result of our acquisition of SEUSA on August 1, 2007.

•                  Medical office.  Medical office operating expenses for the six months ended June 30, 2007 includes $7.2 million from assets that are no longer consolidated and are now in our HCP Ventures IV. The decrease in medical office operating expenses resulting from HCP Ventures IV was partially offset by the additive effect of our Medical City Dallas campus acquisition on February 9, 2007.

•                  Hospital. The increase in hospital operating expenses primarily relates to the additive effect of our Medical City Dallas campus acquisition on February 9, 2007.

General and administrative expenses.  General and administrative expenses increased $2.0 million to $39.4 million for the six months ended June 30, 2008. Included in general and administrative expenses are merger and integration-related expenses associated with the SEUSA acquisition of $140,000 for the six months ended June 30, 2008 compared to $7.4 million associated with the CNL Retirement Properties, Inc. merger for the six months ended June 30, 2007. Excluding the merger and integration-related expenses, the increase in general and administrative expenses was primarily due to various items, including increased compensation related expenses, and professional and legal fees.

The information set forth under the heading “Legal Proceedings” of Note 12 to the Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, is incorporated herein by reference.

Impairments.  During the six months ended June 30, 2008, we recognized impairments of $9.7 million related to five properties. No properties were determined to be impaired during the six months ended June 30, 2007.

Gain on sale of real estate interest.  On April 30, 2007, we sold an 80% interest in HCP Ventures IV, which resulted in a gain of $10.1 million. No similar transactions occurred during the six months ended June 30, 2008.

Interest and other income, net.  For the six months ended June 30, 2008, interest and other income, net increased $32.9 million, to $66.1 million. This increase was primarily related to $43.1 million of interest income from our HCR ManorCare mezzanine loan investment made in December 2007, which was partially offset by (i) a hedging ineffectiveness charge of $2.4 million on our forward-starting interest rate swap contract that was settled on June 30, 2008, (ii) a decrease in gains from the sale of marketable debt securities of $3.2 million and (iii) an other-than-temporary impairment of $3.5 million. For a more detailed description of our mezzanine loan investment, see Note 7 of the Condensed Consolidated Financial Statements and Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest expense.  Interest expense increased $31.1 million to $181.8 million for the six months ended June 30, 2008. The increase was primarily due to $21.8 million of interest expense from the issuance of $1.1 billion of senior unsecured notes during 2007 and $31.4 million from the increase in outstanding indebtedness under our bridge loan and line of credit facilities, and the related amortization of debt issuance costs. The increase in interest expense was partially offset by a $16.7 million increase in the amount of capitalized interest relating to the increase in assets under development primarily from our acquisition of SEUSA, $4.2 million related to the decrease in mortgage debt resulting primarily from the deconsolidation of HCP Ventures IV and scheduled maturities, and an overall decrease in short-term variable interest rates.

Income taxes.  For the six months ended June 30, 2008, income taxes increased $3.7 million, to $3.5 million. This increase is primarily due to results of our taxable REIT subsidiaries.

Discontinued operations.  The increase of $68 million in income from discontinued operations to $215 million for the six months ended June 30, 2008 compared to $147 million for the comparable period in the prior year is primarily due to an increase in gains on real estate dispositions of $94 million, partially offset by a decline in operating income from discontinued operations of $26 million. During the six months ended June 30, 2008, we sold 44 properties for $513 million, as compared to 47 properties for $392 million in the year ago period. Discontinued operations for the six months ended June 30, 2008 included 52 properties compared to 149 properties for the six months ended June 30, 2007. Included in discontinued operations during the six months ended June 30, 2007 was $6 million of rental income we recognized, resulting from a change in estimate related to the collectibility of straight-line rental income from Emeritus Corporation.

Liquidity and Capital Resources

Our principal liquidity needs are to: (i) fund normal operating expenses, (ii) repay the $1.0 billion remaining on the bridge loan, (iii) meet other debt service requirements, including $371 million of our senior unsecured notes and mortgage debt maturing in 2008, (iv) fund capital expenditures, including tenant improvements and leasing costs, (v) fund acquisition and development activities, and (vi) make minimum distributions required to maintain our REIT qualification under the Code. We believe these needs will be satisfied using cash flows generated by operations, provided by financing activities, sales of assets and/or contributions of assets to joint ventures during the next twelve months.

Access to capital markets impacts our cost of capital and our ability to refinance maturing indebtedness, as well as to fund future acquisitions and development through the issuance of additional securities or secured debt. Our ability to access capital on favorable terms is dependent on various factors, including general market conditions, interest rates, credit ratings on our securities, perception of our potential future earnings and cash distributions and the market price of our capital stock. As of July 31, 2008, we had a credit rating of Baa3 (stable) from Moody’s, BBB (negative outlook) from S&P and BBB (stable) from Fitch on our senior unsecured debt securities, and Ba1(stable) from Moody’s, BB+ (negative outlook) from S&P and BBB- (stable) from Fitch on our preferred securities.

Net cash provided by operating activities was $272.7 million and $216.6 million for the six months ended June 30, 2008 and 2007, respectively. Cash flows from operations reflect increased revenues partially offset by higher costs and expenses, and fluctuations in receivables, payables, accruals and deferred revenue. Our cash flows from operations are dependent upon the occupancy level of multi-tenant buildings, rental rates on leases, our tenants’ performance on their lease obligations, the level of operating expenses and other factors.

Net cash provided by investing activities was $429.2 million during the six months ended June 30, 2008 and principally reflects the proceeds of $513 million received from the sales of facilities and $72.9 million used to fund acquisitions and development of real estate. During the six months ended June 30, 2008 and 2007, we used $32.4 million and $14.4 million, respectively, to fund lease commissions and tenant and capital improvements.

Net cash used in financing activities was $581.4 million for the six months ended June 30, 2008 and included: (i) net repayments of $952 million of borrowings under our line of credit facility, (ii) repayments of $200 million of borrowings under our bridge loan, (iii) repayment of our mortgage debt aggregating $30 million, and (iv) payments of common and preferred dividends aggregating $217 million. The amount of cash used in financing activities was partially offset by proceeds of $573 million from the issuance of common stock and $259 million from the placement of mortgage debt. In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income to our stockholders. Accordingly, we intend to continue to make regular quarterly distributions to holders of our common and preferred stock.

At June 30, 2008, we held approximately $26.7 million in deposits and $25.9 million in irrevocable letters of credit from commercial banks securing tenants’ lease obligations and borrowers’ loan obligations. We may draw upon the letters of credit or depository accounts if there are defaults under the related leases or loans. Amounts available under letters of credit could change based upon facility operating conditions and other factors, and such changes may be material. At June 30, 2008, we had approximately $217 million of unrestricted cash of which we used $150 million in July 2008 to repay a portion of the outstanding balance of our bridge loan.

Debt

Bank line of credit and bridge loan.  As of June 30, 2008, there were zero amounts outstanding under our $1.5 billion revolving line of credit facility. Our revolving line of credit facility can be increased to $2.0 billion subject to certain conditions, including increased commitments by lenders. This revolving line of credit facility accrues interest at a rate per annum equal to LIBOR plus a margin ranging from 0.325% to 1.00%, depending upon our debt ratings. We pay a facility fee on the entire revolving commitment ranging from 0.10% to 0.25%, depending upon our debt ratings. The revolving line of credit facility contains a negotiated rate option, whereby the lenders participating in the line of credit facility bid on the interest to be charged, which may result in a reduced interest rate, and is available for up to 50% of borrowings. Based on our debt ratings on June 30, 2008, the margin on the revolving line of credit facility was 0.55% and the facility fee was 0.15%. Our revolving line of credit facility matures on August 1, 2011.

At June 30, 2008, the outstanding balance of our bridge loan was $1.15 billion and had an initial maturity date of July 31, 2008. We originally had two optional 6-month extensions, subject to debt compliance and extension fees, which can be used to extend the maturity date to July 31, 2009. In July 2008, we exercised our first extension option. This bridge loan accrues interest at a rate per annum equal to LIBOR plus a margin ranging from 0.425% to 1.25%, depending upon our debt ratings (weighted average effective interest rate of 3.48% at June 30, 2008). Based on our debt ratings on June 30, 2008, the margin on the bridge loan facility was 0.70%. In July 2008, we repaid $150 million of the outstanding balance of our bridge loan.

Our revolving line of credit facility and bridge loan contain certain financial restrictions and other customary requirements. Among other things, these covenants, using terms defined in the agreement, limit the ratio of (i) Consolidated Total Indebtedness to Consolidated Total Asset Value to 70%, (ii) Secured Debt to Consolidated Total Asset Value to 30%,

and (iii) Unsecured Debt to Consolidated Unencumbered Asset Value to 80%. The agreement also requires that we maintain (i) a Fixed Charge Coverage ratio, as defined in the agreement, of 1.50 times, and (ii) a formula-determined Minimum Consolidated Tangible Net Worth. A portion of these financial covenants become more restrictive through the period ending March 31, 2009 and ultimately (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 65%, and (iii) require a Fixed Charge Coverage ratio, as defined in the agreement, of 1.75 times. At June 30, 2008, we were in compliance with each of these restrictions and requirements of our credit revolving credit facility and bridge loan.

Senior unsecured notes.  At June 30, 2008, we had $3.8 billion in aggregate principal amount of senior unsecured notes outstanding. Interest rates on the notes ranged from 3.20% to 7.07% with a weighted average rate of 6.03% at June 30, 2008. Discounts and premiums are amortized to interest expense over the term of the related debt.

Mortgage debt.  At June 30, 2008, we had $1.5 billion in mortgage debt secured by 215 healthcare facilities with a carrying amount of $2.6 billion. Interest rates on the mortgage notes ranged from 2.08% to 8.63% with a weighted average rate of 5.99% at June 30, 2008.

In May 2008, we obtained $259 million of seven-year mortgage financing with a fixed interest rate of 5.83%. We received net proceeds of $254 million, which were used to repay outstanding indebtedness under our revolving line of credit facility and bridge loan.

Other debt.  At June 30, 2008, we had $105.3 million of non-interest bearing Life Care Bonds at two of our CCRCs and non-interest bearing occupancy fee deposits at another of our senior housing facilities, all of which were payable to certain residents of the facilities (collectively “Life Care Bonds”). At June 30, 2008, $40.4 million of the Life Care Bonds were refundable to the residents upon the resident moving out or to their estate upon death, and $64.9 million of the Life Care Bonds were refundable after the units are successfully remarketed to new residents.

Derivative Instruments.  During October and November 2007, we entered into two forward-starting interest rate swap contracts with notional amounts aggregating $900 million. As of June 30, 2008, we terminated these hedges per the cash settlement provisions of the derivative contracts. The termination of the $500 million notional contract required a payment of $14.8 million and the termination of the $400 million notional contract resulted in a cash receipt of $5.2 million. We also have three interest rate swap contracts outstanding at June 30, 2008 which are hedging the fluctuations in interest payments on variable rate secured debt. On June 30, 2008, these interest rate swap contracts had an aggregate notional and fair value of $45.6 million and a $1.0 million liability, respectively. For a more detailed description of our derivative financial instruments, see Note 15 of the Condensed Consolidated Financial Statements and Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Debt Maturities

The following table summarizes our stated debt maturities and scheduled principal repayments, excluding debt premiums and discounts, at June 30, 2008 (in thousands):

Year	Amount
2008 (Six months)	$476,495
2009	1,420,885
2010	501,524
2011	432,985
2012	354,076
Thereafter	3,423,034
$6,608,999

Equity

During the six months ended June 30, 2008, we issued approximately 285,000 shares of our common stock under our Dividend Reinvestment and Stock Purchase Plan, at an average price per share of $31.27, for aggregate proceeds of $8.9 million. We also received $7.9 million in proceeds from stock option exercises. At June 30, 2008, stockholders’ equity totaled $4.8 billion and our equity securities had a market value of $7.8 billion.

On April 2, 2008, we issued 17 million shares of our common stock and used the net proceeds received of approximately $560 million to repay a portion of our outstanding indebtedness under our revolving line of credit facility.

At June 30, 2008, there were a total of 5.9 million non-managing member LLC Units (“DownREIT units”) outstanding in six limited liability companies in which we are the managing member: (i) HCPI/Tennessee, LLC; (ii) HCPI/Utah, LLC;

(iii) HCPI/Utah II, LLC; (iv) HCP DR California, LLC; (v) HCP DR Alabama, LLC; and (vi) HCP DR MCD, LLC. The DownREIT units are redeemable for an amount of cash approximating the then-existing market value of shares of our common stock or, at our option, shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications). In April 2008, as a result of the non-managing member converting its remaining HCPI/Indiana, LLC DownREIT units, HCPI/Indiana, LLC became a wholly-owned subsidiary.

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

Contractual Obligations

The following table summarizes our material contractual payment obligations and commitments at June 30, 2008 (in thousands):

	Total	Less than One Year	2009-2010	2011-2012	More than Five Years
Senior unsecured notes and mortgage debt	$5,353,735	$371,231	$772,409	$787,061	$3,423,034
Development commitments(1)	57,866	27,237	30,629	—	—
Bridge loan(2)	1,150,000	—	1,150,000	—	—
Ground and other operating leases	181,508	1,838	7,161	7,023	165,486
Other debt	105,264	105,264	—	—	—
Interest	1,914,202	179,759	588,945	466,200	679,298
Total	$8,762,575	$685,329	$2,549,144	$1,260,284	$4,267,818

(1)          Represents construction and other commitments for developments in progress.

(2)          In July 2008, we repaid $150 million of the outstanding balance.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.  At June 30, 2008, we were exposed to market risks related to fluctuations in interest rates on approximately: (i) $1.15 billion of variable rate bridge financing, (ii) $195 million of variable rate mortgage notes payable, (iii) $325 million of variable rate senior unsecured notes, and (iv) $1.0 billion of variable rate mezzanine loans receivable. Of the $195 million of variable rate mortgage notes payable outstanding, $46 million has been hedged utilizing interest rate swap contracts. Of our consolidated debt of $6.6 billion at June 30, 2008, excluding the $46 million of variable rate secured debt where the rates have been swapped to a fixed rate, approximately 25% is at variable interest rates. In July 2008, we repaid $150 million of the outstanding balance of our bridge loan, which further reduced our variable interest rate exposure.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt, fixed rate loans receivable or debt securities unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, movements in interest rates on variable rate debt and loans receivable would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a one percentage point increase in the interest rates related to the variable-rate debt and variable-rate loans, and assuming no change in the outstanding balances as of June 30, 2008, interest expense, net of interest income, for 2008 would increase by approximately $6.7 million, or $0.03 per common share on a diluted basis.

We use derivative instruments during our normal course of business to manage interest rate risk. We do not use derivative instruments for speculative or trading purposes. Derivative instruments are recorded on the balance sheet at fair value in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. See Note 15 to the Condensed Consolidated Financial Statements for further information in this regard.

For the six month period ending June 30, 2008 we had three interest rate swap contracts outstanding which are designated in qualifying cash flow hedging relationships. At June 30, 2008, the interest rate swap contracts have an aggregate notional amount and fair value of $45.6 million and $1.0 million, respectively. The derivative contracts mature in July 2020 and are currently recognized in accounts payable and accrued liabilities.

To illustrate the effect of movements in the interest rate markets, we performed a market sensitivity analysis on the noted hedging instruments. To do so, we applied various basis point spreads to the underlying interest rates in order to determine the effect on the instruments’ fair value. The following table summarizes the analysis performed (dollars in thousands):

		Effects of Change in Interest Rates
Date Entered	Maturity Date(1)	50 Basis Points	–50 Basis Points	100 Basis Points	–100 Basis Points
July 13, 2005	July 15, 2020	$2,085	$(2,385)	$4,319	$(4,619)

(1)          Maturity date represents the settlement date of the interest rate swap in order to establish its fair value and financial obligation of the counterparties.

During October and November 2007, we entered into two forward-starting interest rate swap contracts with notional amounts aggregating $900 million. The interest rate swap contracts were designated in qualifying, cash flow hedging relationships, to hedge our exposure to fluctuations in the benchmark interest rate component of interest payments on forecasted unsecured, fixed-rate debt expected to be issued during the current fiscal year. As of June 30, 2008, we terminated these hedges per the cash settlement provisions of the derivative contracts. The termination of the $500 million notional contract required a payment of $14.8 million and the termination of the $400 million notional contract resulted in a cash receipt of $5.2 million. Upon settlement of these derivative contracts, we revised our best estimate of the hedged forecasted transactions, and as a result an ineffectiveness charge of $2.4 million was recorded in other income and expense in the consolidated statements of income. All components of the forward-starting interest rate swap contracts were included in our final assessment and measurement of hedge effectiveness upon settlement of these derivative instruments. At June 30, 2008, we expect that the hedged forecasted transactions remain probable of occurring in accordance with its designated assertions.

We assess and document, both at the hedging instrument’s inception and on a quarterly basis thereafter, to determine whether the derivatives are highly effective in offsetting changes in cash flows associated with their underlying hedged items. If it is determined that a derivative ceases to be highly effective as a hedge, or that it is probable the underlying forecasted transaction will not occur, we will discontinue hedge accounting prospectively and reclassifies amounts recorded to accumulated other comprehensive income (loss) to earnings. It is possible that the amounts we may recognize in earnings at a future date, could be significant to our results of operations.

Market Risk.  We are directly and indirectly affected by changes in the equity and debt markets. Strain on the capital markets, unfavorable credit environment, and current market conditions can affect the fair value of our equity and debt investments as well as influence our borrowing costs.  These investments in marketable debt and equity securities are classified as available for sale. Gains and losses on these securities are recognized in income when realized and other-than-temporary impairment may be periodically recorded when identified. The initial indicator of impairment for marketable equity securities is a sustained decline in market price below the cost basis recorded for that investment. We consider a variety of factors, such as: the length of time and the extent to which the market value has been less than cost; the issuer’s financial condition, capital strength and near-term prospects; any recent events specific to that issuer and economic conditions of its industry; and our investment horizon in relation to an anticipated near-term recovery in the stock or bond price, if any. At June 30, 2008, the fair value of marketable equity securities was $8.8 million and cost basis, or the new basis for those securities where a realized loss was recorded as a result of an other-than-temporary impairment, was $9.1 million. At June 30, 2008, the fair value of marketable debt securities was $270.7 million, with a cost basis of $265 million. We believe that we have the intent and ability to hold our marketable equity securities that have unrealized losses for a period of time sufficient to allow the anticipated recovery in market value. However, we may determine in future periods, based on the market price of the investments or other factors, that such unrealized losses are other-than-temporary and realize the losses in earnings, which could be significant to our results of operations.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based upon that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)

None.

(b)

None.

(c)

The table below sets forth information with respect to purchases of our common stock made by us or on our behalf or by any “affiliated purchaser,” as such term is defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, during the quarter ended June 30, 2008.

Period Covered	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number Of Shares (Or Units) Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number (Or Approximate Dollar Value) Of Shares (Or Units) That May Yet Be Purchased Under The Plans Or Programs
April 1-30, 2008	1,260	$37.49	—	—
May 1-31, 2008	3,466	34.29	—	—
June 1-30, 2008	—	—	—	—
Total	4,726	$35.15	—	—

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

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on April 24, 2008. At the Annual Meeting, there were present in person or by proxy 187,053,564 shares of our common stock, representing approximately 85.92% of the total outstanding eligible votes. The proposals considered at the Annual Meeting were voted on as follows:

1. The following directors were elected to one year terms of office expiring at the 2009 Annual Meeting of Stockholders and until their successors are duly elected and qualified and received the number of votes set forth opposite their names. There were no broker non-votes.

Directors	Affirmative Votes	Against or Withheld

Robert R. Fanning, Jr.	172,752,151	14,301,413
James F. Flaherty III	172,735,591	14,317,973
Christine N. Garvey	172,875,944	14,177,620
David B. Henry	172,940,298	14,113,266
Lauralee E. Martin	185,075,777	1,977,787
Michael D. McKee	152,194,254	34,859,310
Harold M. Messmer, Jr.	152,201,217	34,852,347
Peter L. Rhein	161,964,158	25,089,406
Kenneth B. Roath	172,722,473	14,331,091
Richard M. Rosenberg	172,787,708	14,265,856
Joseph P. Sullivan	172,917,119	14,136,445

2.  A proposal to ratify the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008 was approved by the Company’s stockholders. The proposal received 185,670,550 votes in favor and 919,943 votes against. There were 463,072 abstentions and no broker non-votes.

Item 5.  Other Information

On April 24, 2008, the Company’s Board of Directors approved an amendment to certain restricted stock awards previously granted by HCP to Mary Cirillo-Goldberg. 2,850 shares of restricted stock previously granted to Ms. Goldberg were scheduled to vest following HCP’s 2008 Annual Meeting of Stockholders on April 24, 2008 and on or before May 12, 2008. The amendment provided that these shares of restricted stock would continue to vest as scheduled notwithstanding Ms. Cirillo-Goldberg’s separation from service as a member of HCP’s Board of Directors following HCP’s 2008 Annual Meeting of Stockholders.

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

10.11

Amended and Restated Employment Agreement, dated as of April 24, 2008, by and between HCP and James F. Flaherty III (incorporated herein by reference to Exhibit 10.11 to HCP’s Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended March 31, 2008).*

10.12

Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC, dated as of October 2, 2003 (incorporated herein by reference to Exhibit 10.28 to HCP’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

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

10.14

Form of Restricted Stock Agreement for employees and consultants, effective as of May 7, 2003, relating to HCP’s Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.30 to HCP’s Annual Report on Form 10-K (File No. 1-08895) for the year ended December 31, 2003).*

10.15

Form of Restricted Stock Agreement for directors, effective as of May 7, 2003, relating to HCP’s Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.31 to HCP’s Annual Report on Form 10-K (File No. 1-08895) for the year ended December 31, 2003).*

10.16

Amended and Restated Executive Retirement Plan, effective as of May 7, 2003 (incorporated herein by reference to Exhibit 10.34 to HCP’s Annual Report on Form 10-K (File No. 1-08895) for the year ended December 31, 2003).*

10.17

Form of CEO Performance Restricted Stock Unit Agreement with five-year installment vesting (incorporated herein by reference to Exhibit 10.17 to HCP’s Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended March 31, 2008).*

10.18

Form of CEO Performance Restricted Stock Unit Agreement with three-year cliff vesting (incorporated herein by reference to Exhibit 10.18 to HCP’s Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended March 31, 2008).*

10.19

Form of employee Performance Restricted Stock Unit Agreement with five-year installment vesting (incorporated herein by reference to Exhibit 10.19 to HCP’s Annual Report on Form 10-K, as amended (filed No. 1-08895) for the year ended December 31, 2007).*

10.20

CEO Restricted Stock Unit Agreement, relating to HCP’s Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.29 to HCP’s Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2005).*

10.21

Form of directors and officers Indemnification Agreement (incorporated herein by reference to Exhibit 10.21 to HCP’s Annual Report on Form 10-K, as amended (filed No. 1-08895) for the year ended December 31, 2007).*

10.22

Form of employee Nonqualified Stock Option Agreement with five-year installment vesting (incorporated herein by reference to Exhibit 10.37 to HCP’s Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended June 30, 2006).*

10.23

Form of non-employee director Restricted Stock Award Agreement with five-year installment vesting, (incorporated herein by reference to Exhibit 10.38 to HCP’s Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended June 30, 2006).*

10.24	Form of Non-Employee Directors Stock-For-Fees Program (incorporated herein by reference to Exhibit 10.1 to HCP’s Current Report on Form 8-K (File No. 1-08895), filed August 2, 2006).*

10.25

Amended and Restated Stock Unit Award Agreement, dated April 24, 2008, by and between HCP and James F. Flaherty III (incorporated herein by reference to Exhibit 10.25 to HCP’s Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended March 31, 2008).*

10.26

$2,750,000,000 Credit Agreement, dated as of August 1, 2007, by and among HCP, the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to HCP’s Current Report on Form 8-K (File No. 1-08895), filed August 6, 2007).

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

10.38	Executive Bonus Program (incorporated herein by reference to HCP’s Current Report on Form 8-K (File No. 1-08895), filed January 31, 2008.

31.1	Certification by James F. Flaherty III, HCP’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification by Mark A. Wallace, HCP’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).

32.1	Certification by James F. Flaherty III, HCP’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	Certification by Mark A. Wallace, HCP’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

100.INS	XBRL Instance Document.**

100.SCH	XBRL Taxonomy Extension Schema Document.**

100.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

100.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

100.LAB	XBRL Taxonomy Extension Labels Linkbase Document.**

100.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*     Management Contract or Compensatory Plan or Arrangement.

**   Attached as Exhibit 100 to this Quarterly Report on Form 10-Q are the following materials, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets at June 30, 2008 and December 31, 2007, (ii) the Condensed Consolidated Statements of Income for the three- and six-months ended June 30, 2008 and 2007, (iii) the Condensed Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2008 and (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007. Users of this data are advised pursuant to Rule 401 of Regulation S-T that the financial information contained in the XBRL documents is unaudited and unreviewed and these are not the official publicly filed financial statements of the Company. The purpose of submitting these XBRL formatted documents is to test the related format and technology and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions.

In accordance with Rule 402 of Regulation S-T, the XBRL related information in this Quarterly Report on Form 10-Q, Exhibit 100, shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2008	HCP, Inc.

(Registrant)

/s/ Mark A. Wallace
Mark A. Wallace
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ George P. Doyle
George P. Doyle
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)