Form 10-Q
period 2008-09-30
HCP, INC.
filed 2008-11-04
CIK 765880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2008.

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

As of October 29, 2008, there were 252,652,540 shares of the registrant’s $1.00 par value common stock outstanding.

HCP, Inc.

HCP, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Real estate:
Buildings and improvements	$7,733,690	$7,521,415
Development costs and construction in progress	249,837	372,527
Land	1,563,167	1,569,956
Less accumulated depreciation and amortization	781,903	621,379
Net real estate	8,764,791	8,842,519

Net investment in direct financing leases	647,429	640,052
Loans receivable, net	1,068,240	1,065,485
Investments in and advances to unconsolidated joint ventures	275,593	248,894
Accounts receivable, net of allowance of $17,860 and $23,109, respectively	30,011	44,892
Cash and cash equivalents	117,052	96,269
Restricted cash	37,310	36,427
Intangible assets, net	552,906	623,073
Real estate held for sale, net	5,301	408,028
Other assets, net	532,771	516,133
Total assets	$12,031,404	$12,521,772
LIABILITIES AND STOCKHOLDERS’ EQUITY
Bank line of credit	$—	$951,700
Bridge loan	520,000	1,350,000
Senior unsecured notes	3,522,689	3,819,950
Mortgage debt	1,804,069	1,277,291
Mortgage debt on assets held for sale	978	3,470
Other debt	102,602	108,496
Intangible liabilities, net	249,965	278,143
Accounts payable and accrued liabilities	224,680	233,752
Deferred revenue	64,841	55,990
Total liabilities	6,489,824	8,078,792
Minority interests:
Joint venture partners	17,430	33,436
Non-managing member unitholders	230,811	305,835
Total minority interests	248,241	339,271

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $1.00 par value: 50,000,000 shares authorized; 11,820,000 shares issued and outstanding, liquidation preference of $25.00 per share	285,173	285,173
Common stock, $1.00 par value: 750,000,000 shares authorized; 251,925,869 and 216,818,780 shares issued and outstanding, respectively	251,926	216,819
Additional paid-in capital	4,835,014	3,724,739
Cumulative dividends in excess of earnings	(49,893)	(120,920)
Accumulated other comprehensive loss	(28,881)	(2,102)
Total stockholders’ equity	5,293,339	4,103,709
Total liabilities and stockholders’ equity	$12,031,404	$12,521,772

See accompanying Notes to Condensed Consolidated Financial Statements.

HCP, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Rental and related revenues	$233,632	$205,585	$657,484	$554,031
Tenant recoveries	20,240	17,560	61,855	42,909
Income from direct financing leases	14,543	18,832	43,646	49,037
Investment management fee income	1,523	1,602	4,448	12,062
Total revenues	269,938	243,579	767,433	658,039

Costs and expenses:
Depreciation and amortization	77,659	70,418	233,920	184,132
Operating	49,846	49,914	146,506	127,457
General and administrative	17,541	16,499	56,913	53,894
Impairments	3,710	—	13,425	—
Total costs and expenses	148,756	136,831	450,764	365,483

Other income (expense):
Gain on sale of real estate interest	—	—	—	10,141
Interest and other income, net	62,312	21,538	128,378	54,724
Interest expense	(83,249)	(103,707)	(265,054)	(254,434)
Total other income (expense)	(20,937)	(82,169)	(136,676)	(189,569)

Income before income taxes, equity income from unconsolidated joint ventures and minority interests’ share in earnings	100,245	24,579	179,993	102,987
Income taxes	(866)	318	(4,385)	860
Equity income from unconsolidated joint ventures	1,227	1,242	3,736	3,758
Minority interests’ share in earnings	(5,803)	(6,018)	(17,055)	(17,992)
Income from continuing operations	94,803	20,121	162,289	89,613

Discontinued operations:
Income before gain on sales of real estate, net of income taxes	3,198	15,874	18,025	56,838
Gain on sales of real estate, net of income taxes	27,416	286,153	227,810	392,269
Total discontinued operations	30,614	302,027	245,835	449,107

Net income	125,417	322,148	408,124	538,720
Preferred stock dividends	(5,282)	(5,282)	(15,848)	(15,848)
Net income applicable to common shares	$120,135	$316,866	$392,276	$522,872

Basic earnings per common share:
Continuing operations	$0.37	$0.07	$0.63	$0.36
Discontinued operations	0.12	1.47	1.06	2.19
Net income applicable to common shares	$0.49	$1.54	$1.69	$2.55
Diluted earnings per common share:
Continuing operations	$0.37	$0.07	$0.63	$0.36
Discontinued operations	0.12	1.46	1.05	2.17
Net income applicable to common shares	$0.49	$1.53	$1.68	$2.53
Weighted average shares used to calculate earnings per common share:
Basic	244,572	206,186	232,199	205,322
Diluted	245,906	207,070	233,391	206,672

Dividends declared per common share	$0.455	$0.445	$1.365	$1.335

See accompanying Notes to Condensed Consolidated Financial Statements.

HCP, Inc.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)
(Unaudited)

Nine Months Ended September 30,
2008
Preferred Stock, $1.00 Par Value:
Shares, beginning and ending	11,820
Amounts, beginning and ending	$285,173

Common Stock, Shares:
Shares at beginning of period	216,819
Issuance of common stock, net	34,484
Exercise of stock options	623
Shares at end of period	251,926

Common Stock, $1.00 Par Value:
Balance at beginning of period	$216,819
Issuance of common stock, net	34,484
Exercise of stock options	623
Balance at end of period	$251,926

Additional Paid-In Capital:
Balance at beginning of period	$3,724,739
Issuance of common stock, net	1,088,556
Exercise of stock options	11,082
Amortization of deferred compensation	10,637
Balance at end of period	$4,835,014

Cumulative Dividends in Excess of Earnings:
Balance at beginning of period	$(120,920)
Net income	408,124
Preferred dividends	(15,848)
Common dividend ($1.365 per share)	(321,249)
Balance at end of period	$(49,893)

Accumulated Other Comprehensive Loss:
Balance at beginning of period	$(2,102)
Change in net unrealized gains and losses on securities:
Unrealized losses	(32,836)
Less reclassification adjustment realized in net income	2,746
Change in net unrealized gains and losses on cash flow hedges:
Unrealized gains	124
Less reclassification adjustment realized in net income	2,777
Changes in Supplemental Executive Retirement Plan obligation	76
Foreign currency translation adjustment	334
Balance at end of period	$(28,881)

Total Comprehensive Income (Loss):
Net income	$408,124
Other comprehensive loss	(26,779)
Total comprehensive income	$381,345

See accompanying Notes to Condensed Consolidated Financial Statements.

HCP, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$408,124	$538,720
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate, in-place lease and other intangibles:
Continuing operations	233,920	184,132
Discontinued operations	5,832	17,748
Amortization of below market lease intangibles, net	(6,020)	(3,185)
Stock-based compensation	10,637	8,516
Amortization of debt issuance costs	9,226	15,274
Recovery of loan losses	—	(386)
Straight-line rents	(28,645)	(39,467)
Interest accretion	(20,134)	(6,428)
Deferred rental revenue	16,227	8,937
Equity income from unconsolidated joint ventures	(3,736)	(3,758)
Distributions of earnings from unconsolidated joint ventures	3,736	3,148
Minority interests’ share in earnings	17,055	17,992
Gain on sales of real estate and real estate interest	(227,810)	(402,410)
Marketable securities losses (gains), net	2,746	(4,874)
Derivative losses, net	1,803	—
Impairments	13,425	—
Changes in:
Accounts receivable	14,881	(2,626)
Other assets	(6,660)	(18,384)
Accounts payable and accrued liabilities	10,776	(3,128)
Net cash provided by operating activities	455,383	309,821
Cash flows from investing activities:
Cash used in acquisitions and development of real estate	(132,436)	(339,692)
Lease commissions and tenant and capital improvements	(44,734)	(27,029)
Proceeds from sales of real estate, net	629,404	854,505
Cash used in SEUSA acquisition, net of cash acquired	—	(2,977,564)
Contributions to unconsolidated joint ventures	(2,620)	(2,619)
Distributions in excess of earnings from unconsolidated joint ventures	8,727	476,992
Purchase of marketable securities	(26,101)	(26,647)
Proceeds from the sale of marketable securities	10,700	53,514
Proceeds from sales of interests in unconsolidated joint ventures	2,855	—
Principal repayments on loans receivable	14,590	101,340
Investment in loans receivable	(2,863)	(18,615)
Increase in restricted cash	(883)	(28,461)
Net cash provided by (used in) investing activities	456,639	(1,934,276)
Cash flows from financing activities:
Net repayments under bank line of credit	(951,700)	(624,500)
Repayments of bridge and term loans	(830,000)	(504,593)
Borrowings under bridge loan	—	2,750,000
Repayments of mortgage debt	(63,740)	(82,482)
Issuance of mortgage debt	579,078	143,421
Repayments of senior unsecured notes	(300,000)	(20,000)
Issuance of senior unsecured notes	—	500,000
Settlement of cash flow hedges	(9,658)	—
Debt issuance costs	(10,068)	(18,659)
Net proceeds from the issuance of common stock and exercise of options	1,060,236	300,591
Dividends paid on common and preferred stock	(337,097)	(291,787)
Distributions to minority interests	(28,290)	(17,088)
Net cash provided by (used in) financing activities	(891,239)	2,134,903
Net increase in cash and cash equivalents	20,783	510,448
Cash and cash equivalents, beginning of period	96,269	58,405
Cash and cash equivalents, end of period	$117,052	$568,853

See accompanying Notes to Condensed Consolidated Financial Statements.

HCP, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

(2)   Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission (“SEC”).

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

The Company applies Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities, as revised (“FIN 46R”), for arrangements with variable interest entities. FIN 46R provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and the determination of which business enterprise is the primary beneficiary of the VIE. A variable interest entity is broadly defined as an entity where either (i) the equity investors as a group, if any, do not have a controlling financial interest, or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. The Company consolidates investments in VIEs when the Company is the primary beneficiary of the VIE at either the creation of the variable interest entity or upon the occurrence of a qualifying reconsideration event. Qualifying reconsideration events include the modification of contractual arrangements and the disposal of all or a portion of an interest held by the primary beneficiary.

At September 30, 2008, the Company had 81 properties with a carrying value of $1.5 billion leased to a total of nine tenants that have been identified as VIEs (“VIE tenants”) and a loan with a carrying value of $78 million to a borrower that has been identified as a VIE. The Company acquired these leases and loan on October 5, 2006 in its merger with CNL Retirement Properties, Inc. (“CRP”). CRP determined it was not the primary beneficiary of these VIEs, and the Company is required to carry forward CRP’s accounting conclusions after the acquisition relative to their primary beneficiary assessments, provided the Company does not believe CRP’s accounting to be in error. The Company believes that its accounting for the VIEs is the appropriate accounting in accordance with GAAP. On December 21, 2007, the Company made an investment of approximately $900 million in mezzanine loans where each mezzanine borrower has been identified as a VIE. The Company has also determined that it is not the primary beneficiary of these VIEs.

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

The initial carrying value of investments in unconsolidated joint ventures is based on the amount paid to purchase the joint venture interest or the carrying value of the assets prior to the sale of interests in the joint venture. To the extent that the Company’s cost basis is different from the basis reflected at the joint venture level, the basis difference is generally amortized over the life of the related assets and liabilities and included in the Company’s share of equity in earnings of the joint venture. The Company evaluates its equity method investments for impairment based upon a comparison of the fair value of the equity method investment to its carrying value. When the Company determines a decline in the fair value of the equity method investment below its carrying value is other-than-temporary, an impairment is recorded. The Company recognizes gains on the sale of interests in joint ventures to the extent the economic substance of the transaction is a sale in accordance with the American Institute of Certified Public Accountants Statement of Position 78-9, Accounting for Investments in Real Estate Ventures, and Statement of Financial Accounting Standards (“SFAS”) No. 66, Accounting for Sales of Real Estate (“SFAS No. 66”).

Revenue Recognition

Rental income from tenants is recognized in accordance with GAAP, including SEC Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). The Company begins recognizing rental revenue when collectability is reasonably assured and the tenant has taken possession or controls the physical use of the leased asset. For assets acquired subject to leases the Company recognizes revenue upon acquisition of the asset provided the tenant has taken possession or controls the physical use of the leased asset. If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:

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

For leases with minimum scheduled rent increases, the Company recognizes income on a straight-line basis over the lease term when collectability is reasonably assured. Recognizing rental income on a straight-line basis for leases results in recognized revenue exceeding amounts contractually due from tenants. Such cumulative excess amounts are included in other assets and were $101 million and $76 million, net of allowances, at September 30, 2008 and December 31, 2007, respectively. If the Company determines that collectability of straight-line rents is not reasonably assured, the Company limits future recognition to amounts contractually owed, and, where appropriate, the Company establishes an allowance for estimated losses.

The results for the three and nine months ended September 30, 2008, include lease termination fees of $18 million from a tenant in connection with the early termination of three leases on July 30, 2008 in its life science segment. The results for the three and nine months ended September 30, 2007, include income of $9 million and $15 million, respectively, resulting from the Company’s change in estimate relating to the collectability of straight-line rents due from Summerville Senior Living, Inc. (“Summerville”) and Emeritus Corporation (“Emeritus”), of which $6 million is included in discontinued operations for the three and nine months ended September 30, 2007. On September 4, 2007, Emeritus acquired Summerville and provided the Company with additional security under its leases with Summerville.

The Company maintains an allowance for doubtful accounts, including an allowance for straight-line rent receivables, for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. The Company monitors the liquidity and creditworthiness of its tenants and operators on an ongoing basis. This evaluation considers industry and economic conditions, property performance, credit enhancements and other factors. For straight-line rent amounts, the Company’s assessment is based on amounts recoverable over the term of the lease. At September 30, 2008 and December 31, 2007, the Company had an allowance of $43 million and $36 million, respectively, included in other assets, as a result of the Company’s determination that collectability is not reasonably assured for certain straight-line rent amounts.

Certain leases provide for additional rents contingent upon a percentage of the facility’s revenue in excess of specified base amounts or other thresholds. Such revenue is recognized when actual results reported by the tenant, or estimates of tenant results, exceed the base amount or other thresholds. Such revenue is recognized in accordance with SAB 104, which requires that income is recognized only after the contingency has been removed (when the related thresholds are achieved), which may result in the recognition of rental revenue in periods subsequent to when such payments are received.

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

The Company uses the direct finance method of accounting to record income from direct financing leases (“DFLs”). For leases accounted for as DFLs, future minimum lease payments are recorded as a receivable. The difference between the future minimum lease payments and the estimated residual values less the cost of the properties is recorded as unearned income. Unearned income is deferred and amortized to income over the lease terms to provide a constant yield. Investments in DFLs are presented net of unamortized unearned income.

The Company receives management fees from its investments in certain joint venture entities for various services provided as the managing member of the entities. Management fees are recorded as revenue when management services have been performed.

The Company recognizes gains on sales of properties in accordance with SFAS No. 66 upon the closing of the transaction with the purchaser. Gains on properties sold are recognized using the full accrual method when the collectability of the sales price is reasonably assured, the Company is not obligated to perform significant activities after the sale, the initial investment from the buyer is sufficient and other profit recognition criteria have been satisfied. Gains on sales of properties may be deferred in whole or in part until the requirements for gain recognition under SFAS No. 66 have been met.

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

The Company capitalizes direct construction and development costs, including predevelopment costs, interest, property taxes, insurance and other costs directly related and essential to the acquisition, development or construction of a real estate project. In accordance with SFAS No. 34, Capitalization of Interest Cost, and SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, construction and development costs are capitalized while substantive activities are ongoing to prepare an asset for its intended use. The Company considers a construction project as substantially complete and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. Costs incurred after a project is substantially complete and ready for its intended use, or after development activities have stopped, are expensed as incurred. Costs previously capitalized related to abandoned acquisitions or developments are charged to earnings. Expenditures for repairs and maintenance are expensed as incurred.

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

Loans Receivable and Allowance for Loan Losses

Loans receivable are classified as held-for-investment based on management’s intent and ability to hold the loans for the foreseeable future or to maturity. Loans held-for-investment are carried at amortized cost, reduced by a valuation allowance for estimated credit losses. The Company recognizes interest income on loans, including the amortization of discounts and premiums, using the effective interest method applied on a loan-by-loan basis. Premiums and discounts are recognized as yield adjustments over the life of the related loans. Loans are transferred from held-for-investment to held-for-sale when management’s intent is to no longer hold the loans for the foreseeable future. Loans held-for-sale are recorded at the lower of cost or fair value.

Allowances are established for loans based upon an estimate of probable losses for the individual loans deemed to be impaired. Impairment is indicated when it is deemed probable that the Company will be unable to collect all amounts due on a timely basis in accordance with the contractual terms of the loan. The allowance is based upon the Company’s assessment and belief of the borrower’s overall financial condition, resources and payment record; the prospects for support from any financially responsible guarantors; and, if appropriate, the realizable value of any collateral. These estimates consider all available evidence including, as appropriate, the present value of the expected future cash flows discounted at the loan’s contractual effective rate, the fair value of collateral, general economic conditions and trends, historical and industry loss experience, and other relevant factors.

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

Share-Based Compensation

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

Restricted Cash

Restricted cash primarily consists of amounts held by mortgage lenders to provide for (i) future real estate tax expenditures, tenant improvements and capital improvements, and (ii) security deposits and net proceeds from property sales that were executed as tax-deferred dispositions.

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

Income Taxes

In 1985, HCP, Inc. elected REIT status and believes it has always operated so as to continue to qualify as a REIT under Sections 856 to 860 of the Internal Revenue code of 1986, as amended (the “Code”). Accordingly, HCP, Inc. will not be subject to U.S. federal income tax, provided that it continues to qualify as a REIT and distributions to stockholders equal or exceed its taxable income. On July 27, 2007, the Company formed HCP Life Science REIT, a consolidated subsidiary, which elected REIT status for the year ended December 31, 2007. HCP, Inc., along with its consolidated REIT subsidiary, are each subject to the REIT qualification requirements under Sections 856 to 860 of the Code. If either REIT fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates and may be ineligible to qualify as a REIT for four subsequent tax years.

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

Marketable Securities

The Company classifies its marketable equity and debt securities as available-for-sale in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. These securities are carried at fair value with unrealized gains and losses recognized in stockholders’ equity as a component of accumulated other comprehensive income (loss). Gains or losses on securities sold are determined based on the specific identification method. When the Company determines declines in fair value of marketable securities are other-than-temporary, a realized loss is recognized in earnings.

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

Prior to the Slough Estates USA Inc. (“SEUSA”) acquisition on August 1, 2007, the Company operated through two reportable segments—triple-net leased and medical office buildings. As a result of the Company’s acquisition of SEUSA, the Company added a significant portfolio of real estate assets under different leasing and property management structures and made corresponding organizational changes. The Company believes the change to its reportable segments is appropriate and consistent with how its chief operating decision maker reviews the Company’s operating results. In addition, in accordance with SFAS No. 131, all prior period segment information has been reclassified to conform to the current presentation.

Minority Interests and Mandatorily Redeemable Financial Instruments

As of September 30, 2008, there were 5.6 million non-managing member units outstanding in six limited liability companies of which the Company is the managing member: (i) HCPI/Tennessee, LLC; (ii) HCPI/Utah, LLC; (iii) HCPI/Utah II, LLC; (iv) HCP DR California, LLC; (v) HCP DR Alabama, LLC; and (vi) HCP DR MCD, LLC. The Company consolidates these entities since it exercises control and carries the minority interests at cost. The non-managing member LLC Units (“DownREIT units”) are exchangeable for an amount of cash approximating the then-current market value of shares of the Company’s common stock or, at the Company’s option, shares of the Company’s common stock (subject to certain adjustments, such as stock splits and reclassifications). Upon exchange of DownREIT units for the

Company’s common stock, the carrying amount of the DownREIT units is reclassified to stockholders’ equity. In April 2008, as a result of the non-managing member converting its remaining HCPI/Indiana, LLC DownREIT units, HCPI/Indiana, LLC became a wholly-owned subsidiary. At September 30, 2008, the carrying and market values of the 5.6 million DownREIT units were $230.8 million and $323.0 million, respectively.

Life Care Bonds Payable

Two of the Company’s continuing care retirement communities (“CCRCs”) issue non-interest bearing life care bonds payable to certain residents of the CCRCs. Generally, the bonds are refundable to the resident or to the resident’s estate upon termination or cancellation of the CCRC agreement. An additional senior housing facility owned by the Company collects non-interest bearing occupancy fee deposits that are refundable to the resident or the resident’s estate upon the earlier of the re-letting of the unit or after two years of vacancy. Proceeds from the issuance of new bonds are used to retire existing bonds, and since the maturity of the obligations for the three facilities is not determinable, no interest is imputed. These amounts are included in other debt in the Company’s consolidated balance sheets.

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

Based on the guidelines of SFAS No. 157, the Company has amended its techniques used in measuring the fair value of derivative and other financial asset and liability positions. These enhancements include the impact of the Company’s or counterparty’s credit risk on derivatives and other liabilities measured at fair value as well as the election of the mid-market pricing expedient outlined in the standard. The implementation of these enhancements and the adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51 (“SFAS No. 160”), which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity. Purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a gain or loss of control, the interest purchased or sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for the Company beginning January 1, 2009 and applies prospectively, except for the presentation and disclosure requirements, which apply retrospectively. To the extent that the Company purchases or disposes of interests in entities or real estate partnerships that cause a change in control in periods subsequent to adoption, the impact on its financial position or results of operations could be material, as these interests will be recognized at fair value with gains and losses recorded to earnings.

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

Reclassifications

Certain amounts in the Company’s condensed consolidated financial statements for prior periods have been reclassified to conform to the current period presentation. Assets sold or held for sale and associated liabilities have been reclassified on the balance sheets and operating results reclassified from continuing to discontinued operations in accordance with SFAS No. 144 (see Note 5). “Tenant recoveries” have been reclassified from “rental and related revenues.” “Income taxes” have been reclassified from “general and administrative” expenses. In addition, in accordance with SFAS No. 131, all prior period segment information has been reclassified to conform to the current presentation.

(3)   Mergers and Acquisitions

Slough Estates USA Inc.

On August 1, 2007, the Company closed its acquisition of SEUSA for aggregate cash consideration of approximately $3.0 billion. SEUSA’s life science portfolio is concentrated in the San Francisco Bay Area and San Diego County.

The calculation of total consideration follows (in thousands):

Payment of aggregate cash consideration	$2,978,911
Estimated acquisition costs, net of cash acquired	3,800
Purchase price, net of assumed liabilities	2,982,711
Fair value of liabilities assumed, including debt	220,133
Purchase price	$3,202,844

Under the purchase method of accounting, the assets and liabilities of SEUSA were recorded at their relative fair values as of the date of the acquisition. During the nine months ended September 30, 2008, the Company revised its initial purchase price allocation of its acquired interest in SEUSA, which resulted in the Company reallocating $51 million among buildings and improvements, development costs and construction in progress, land, intangible assets and investments in and advances to unconsolidated joint ventures from its preliminary allocation at December 31, 2007. The changes from the Company’s initial purchase price allocation did not have a significant impact on the Company’s results of operations for the three and nine months ended September 30, 2008.

The following table summarizes the revised fair values of the SEUSA assets acquired and liabilities assumed as of the acquisition date of August 1, 2007 (in thousands):

Assets acquired
Buildings and improvements	$1,664,156
Development costs and construction in progress	254,626
Land	827,041
Investments in and advances to unconsolidated joint ventures	68,300
Intangible assets	351,500
Other assets	37,221
Total assets acquired	$3,202,844
Liabilities assumed
Mortgages payable and other debt	$33,553
Intangible liabilities	147,700
Other liabilities	38,880
Total liabilities assumed	220,133
Net assets acquired	$2,982,711

In connection with the Company’s acquisition of SEUSA, the Company obtained, from a syndicate of banks, a financing commitment for a $3.0 billion bridge loan under which $2.75 billion was borrowed at closing.

The assets, liabilities and results of operations of SEUSA are included in the consolidated financial statements from the date of acquisition.

Pro Forma Results of Operations

The following unaudited pro forma consolidated results of operations assume that the acquisition of SEUSA was completed on January 1 for the three and nine months ended September 30, 2007 (in thousands, except per share amounts):

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Revenues	$265,215	$771,590
Net income	307,361	449,945
Basic earnings per common share	1.47	2.11
Diluted earnings per common share	1.46	2.10

(4)   Acquisitions of Real Estate Properties

During the nine months ended September 30, 2008, the Company acquired a senior housing facility for $11 million, purchased a joint venture interest valued at $29 million and funded an aggregate of $126 million for construction, tenant and capital improvement projects primarily in the life science and medical office segments.

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

(2)     Non-managing member LLC units.

(5)   Dispositions of Real Estate, Real Estate Interests and Discontinued Operations

Dispositions of Real Estate

During the three months ended September 30, 2008, the Company sold three hospitals for approximately $116 million and recognized a gain on sales of real estate of $27 million. The hospitals sold included the hospital located in Tarzana, California, which was sold for $89 million resulting in a gain on sales of real estate of $18 million. During the three months ended September 30, 2007, the Company sold 42 senior housing facilities for approximately $504 million and recognized a gain on sales of real estate of $286 million.

During the nine months ended September 30, 2008, the Company sold 47 properties for approximately $629 million and recognized a gain on sales of real estate of $228 million. The Company’s sales of properties were made from the following segments: (i) 68% hospital, (ii) 15% skilled nursing, (iii) 14% medical office and (iv) 3% senior housing.

During the nine months ended September 30, 2007, the Company sold 89 properties for approximately $896 million and recognized a gain on sales of real estate of $392 million. The Company’s sales of properties were made from the following segments: (i) 70% skilled nursing, (ii) 26% senior housing and (iii) 4% medical office.

Dispositions of Real Estate Interests

On January 5, 2007, the Company formed a senior housing joint venture (“HCP Ventures II”), which included 25 properties valued at $1.1 billion, which were encumbered by a $686 million secured debt facility. The Company received approximately $280 million in proceeds, including a one-time acquisition fee of $5.4 million, which is included in investment management fee income for the nine months ended September 30, 2007. No gain or loss was recognized for the sale of a 65% interest in this joint venture.

On April 30, 2007, the Company formed a medical office joint venture, HCP Ventures IV, LLC (“HCP Ventures IV”), which included 55 properties valued at approximately $585 million. Upon the disposition of an 80% interest in this venture, the Company received $196 million and recognized a gain of $10.1 million. These proceeds included a one-time acquisition fee of $3 million, which was recognized in investment management fee income for the nine months ended September 30, 2007.

Properties Held for Sale

At September 30, 2008 and December 31, 2007, the Company held for sale seven and 54 properties with carrying amounts of $5 million and $408 million, respectively.

Results from Discontinued Operations

The following table summarizes income from discontinued operations and gain on sales of real estate included in discontinued operations (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Rental and related revenues	$3,826	$23,185	$28,011	$86,049
Other revenues	—	19	18	3,066
	3,826	23,204	28,029	89,115
Depreciation and amortization expenses	47	3,886	5,832	17,748
Operating expenses	197	2,862	3,294	6,800
Other costs and expenses	384	582	878	7,729
Income before gain on sales of real estate, net of income taxes	$3,198	$15,874	$18,025	$56,838

Gain on sales of real estate	$27,416	$286,153	$227,810	$392,269

Number of properties held for sale	7	62	7	62
Number of properties sold	3	42	47	89
Number of properties included in discontinued operations	10	104	54	151

(6)   Net Investment in Direct Financing Leases

The components of net investment in DFLs consist of the following (dollars in thousands):

	September 30,	December 31,
	2008	2007

Minimum lease payments receivable	$1,384,798	$1,414,116
Estimated residual values	468,769	468,769
Less unearned income	(1,206,138)	(1,242,833)
Net investment in direct financing leases	$647,429	$640,052
Properties subject to direct financing leases	30	30

The DFLs were acquired in the Company’s merger with CRP. CRP determined that these leases were DFLs, and the Company is required to carry forward CRP’s accounting conclusions after the acquisition date relative to their assessment of these leases, provided that the Company does not believe CRP’s accounting to be in error. The Company believes that its accounting for the leases is the appropriate accounting in accordance with GAAP. Certain leases contain provisions that allow the tenants to elect to purchase the properties during or at the end of the lease terms for the aggregate initial investment amount plus adjustments, if any, as defined in the lease agreements. Certain leases also permit the Company to require the tenants to purchase the properties at the end of the lease terms. Lease payments due to the Company relating to three land-only DFLs, along with the land, with a carrying value of $59.5 million at September 30, 2008 are subordinate to and serve as collateral for first mortgage construction loans entered into by the tenants to fund development costs related to the properties.

(7)   Loans Receivable

The following table summarizes the Company’s loans receivable balance (in thousands):

	September 30, 2008				December 31, 2007
	Real Estate Secured	Other		Total	Real Estate Secured	Other	Total
HCR ManorCare mezzanine	$—	$1,000,000		$1,000,000	$—	$1,000,000	$1,000,000
Joint venture partners	—	7,053		7,053	—	7,055	7,055
Other	68,343	75,983	(1)	144,326	69,126	86,285	155,411
Unamortized discounts, fees and costs	—	(82,898	)(2)	(82,898)	—	(96,740)	(96,740)
Loan loss allowance	—	(241)		(241)	—	(241)	(241)
	$68,343	$999,897		$1,068,240	$69,126	$996,359	$1,065,485

(1)   Consists primarily of the Company’s loan to an affiliate of the Cirrus Group, LLC.

(2)   Consists primarily of discounts related to the Company’s HCR ManorCare mezzanine loans.

The Company provided an affiliate of the Cirrus Group, LLC with an interest only, senior secured term loan. The loan provides for a maturity date of December 31, 2008, with a one-year extension at the option of the borrower, under which amounts were borrowed to finance the acquisition, development, syndication and operation of new and existing surgical partnerships. This loan accrues interest at a rate of 14.0%, of which 9.5% is payable monthly and the balance of 4.5% is deferred until maturity. The loan is subject to equity contribution requirements and borrower financial covenants and is collateralized by assets of the borrower (comprised primarily of interests in partnerships operating surgical facilities in premises leased from a Cirrus affiliate, HCP Ventures IV or the Company) and is guaranteed up to $34.6 million through a combination of (i) a personal guarantee of up to $9.0 million by a principal of Cirrus, and (ii) a guarantee of the balance by other principals of Cirrus under arrangements for recourse limited only to their interests in certain entities owning real estate. During the nine months ended September 30, 2008, the borrower made principal payments aggregating $11.8 million reducing the carrying value of this loan to $78 million at September 30, 2008.

On December 21, 2007, the Company made an investment in mezzanine loans having an aggregate face value of $1.0 billion, for approximately $900 million, as part of the financing for The Carlyle Group’s $6.3 billion purchase of Manor Care, Inc. (“HCR ManorCare”). These loans bear interest on their face amounts at a floating rate of one-month LIBOR plus 4.0%, mature in January 2013 and are pre-payable at any time subject to a yield maintenance fee during the first twelve months. These loans are mandatorily pre-payable in January 2012 unless the borrower satisfies certain financial conditions. The loans are secured by an indirect pledge of the equity ownership in 339 HCR ManorCare facilities located in 30 states and are subordinate to other debt of approximately $3.6 billion at closing. At September 30, 2008, the carrying value of this loan was $914 million.

(8)   Investments in and Advances to Unconsolidated Joint Ventures

The Company owns interests in the following entities which are accounted for under the equity method at September 30, 2008 (dollars in thousands):

Entity(1)	Properties	Investment(2)	Ownership%
HCP Ventures II	25 senior housing facilities	$141,384	35
HCP Ventures III, LLC	13 medical office buildings	12,159	30
	50 MOBs, 4 life science facilities
HCP Ventures IV, LLC	and 4 hospitals	46,417	20
HCP Life Science(3)	4 life science facilities	68,017	50 - 63
Suburban Properties, LLC	1 medical office building	4,402	67
Advances to unconsolidated joint ventures, net		3,214
		$275,593

Edgewood Assisted Living Center, LLC(4)(5)	1 senior housing facility	$(480)	45
Seminole Shores Living Center, LLC(4)(5)	1 senior housing facility	(945)	50
		$(1,425)

(1)	These joint ventures are not consolidated because the Company does not control, through voting rights or other means, the entities. See Note 2 regarding the Company’s policy on consolidation.
(2)	Represents the carrying value of the Company’s investment in the unconsolidated joint venture. See Note 2 regarding the Company’s policy for accounting for joint venture interests.
(3)

Includes three unconsolidated joint ventures between the Company and an institutional capital partner for which the Company is the managing member. HCP Life Science includes the following partnerships: (i) Torrey Pines Science Center LP (50%); (ii) Britannia Biotech Gateway LP (55%); and (iii) LASDK LP (63%). The unconsolidated joint ventures were acquired as part of its purchase of Slough Estates USA Inc. on August 1, 2007.

(4)

As of September 30, 2008, the Company has guaranteed in the aggregate $4 million of a total of $8 million of notes payable for these two joint ventures. No liability has been recorded related to these guarantees as of September 30, 2008.

(5)	Negative investment amounts are included in accounts payable and accrued liabilities.

Summarized combined financial information for the Company’s unconsolidated joint ventures follows (in thousands):

	September 30,	December 31,
	2008	2007(7)
Real estate, net	$1,712,009	$1,752,289
Other assets, net	199,860	195,816
Total assets	$1,911,869	$1,948,105

Notes payable	$1,176,105	$1,192,270
Accounts payable	49,108	45,427
Other partners’ capital	496,108	511,149
HCP’s capital(6)	190,548	199,259
Total liabilities and partners’ capital	$1,911,869	$1,948,105

	Three Months Ended September 30,(7)		Nine Months Ended September 30,(7)
	2008	2007(8)	2008	2007(8)

Total revenues	$46,522	$44,380	$138,938	$129,412
Net income	1,615	1,634	5,408	10,100
HCP’s equity income	1,227	1,242	3,736	3,758
Fees earned by HCP	1,523	1,602	4,448	12,062
Distributions received, net	4,208	2,388	12,463	480,140

(6)	Aggregate basis difference of the Company’s investments in these joint ventures of $80 million, as of September 30, 2008, is primarily attributable to real estate and lease related intangible assets.
(7)	Includes the financial information of Arborwood Living Center, LLC and Greenleaf Living Centers, LLC, which were sold on April 3, 2008 and June 12, 2008, respectively.
(8)	Includes the results of operations from HCP Ventures IV, LLC, whose subsidiaries were wholly-owned consolidated subsidiaries of the Company prior to April 30, 2007.

(9)         Intangibles

At September 30, 2008 and December 31, 2007, intangible lease assets, comprised of lease-up intangibles, above market tenant lease intangibles, below market ground lease intangibles and intangible assets related to non-compete agreements, were $711 million and $725 million, respectively. At September 30, 2008 and December 31, 2007, the accumulated amortization of intangible assets was $158 million and $102 million, respectively.

At September 30, 2008 and December 31, 2007, below market lease intangibles and above market ground lease intangibles were $305 million and $311 million, respectively. At September 30, 2008 and December 31, 2007, the accumulated amortization of intangible liabilities was $55 million and $33 million, respectively.

(10) Other Assets

The Company’s other assets consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007
Marketable debt securities	$274,550	$289,163
Marketable equity securities	9,362	13,933
Goodwill	51,746	51,746
Straight-line rent assets, net	101,084	76,188
Deferred debt issuance costs, net	22,905	16,787
Other	73,124	68,316
Total other assets	$532,771	$516,133

The cost or amortized cost, estimated fair value and gross unrealized gains and losses on marketable securities follows (in thousands):

			Gross Unrealized
	Cost(1)	Fair Value	Gains	Losses
September 30, 2008:
Debt securities	$291,101	$274,550	$—	$(16,551)
Equity securities	8,679	9,362	871	(188)
Total investments	$299,780	$283,912	$871	$(16,739)

December 31, 2007:
Debt securities	$275,000	$289,163	$14,663	$(500)
Equity securities	13,874	13,933	300	(241)
Total investments	$288,874	$303,096	$14,963	$(741)

(1)   Represents the original cost basis of the marketable securities reduced by other-than-temporary impairments recorded through earnings, if any.

Marketable securities with unrealized losses at September 30, 2008 are not considered to be other-than-temporarily impaired as the Company has the intent and ability to hold these investments for a period of time sufficient to allow for an anticipated recovery in fair value. The Company’s marketable debt securities accrue interest ranging from 9.625% to 9.25%, and mature between November 2016 and May 2017.

During the three months ended September 30, 2008, the Company purchased $26 million of senior secured notes with an aggregate par value of $27 million that accrue interest at 9.625% and mature on November 15, 2016. During the nine months ended September 30, 2008 and 2007, the Company sold marketable debt securities with a cost basis of $10 million and $45 million, which resulted in gains of approximately $0.7 million and $3.9 million, respectively, and were recognized in interest and other income, net. During the nine months ended September 30, 2008 and 2007, the Company realized gains from the sale of various marketable equity securities totaling $0.2 million and $1.0 million, respectively, which were included in interest and other income, net. The Company recognized an other-than-temporary impairment of $3.5 million during the nine months ended September 30, 2008 on marketable equity securities with a carrying value of $8.1 million at September 30, 2008.

(11) Debt

Bank Line of Credit, Bridge Loan and Term Loan

The Company’s revolving line of credit with a syndicate of banks provided for an aggregate $1.5 billion of borrowing capacity at September 30, 2008. This revolving line of credit facility accrues interest at a rate per annum equal to LIBOR plus a margin ranging from 0.325% to 1.00%, depending upon the Company’s debt ratings. The Company pays a facility fee on the entire revolving commitment ranging from 0.10% to 0.25%, depending upon its debt ratings. Based on the Company’s debt ratings on September 30, 2008, the margin on the revolving line of credit facility was 0.55% and the facility fee was 0.15%. The Company’s revolving line of credit facility matures on August 1, 2011.

At September 30, 2008, the outstanding balance of the Company’s bridge loan was $520 million. The bridge loan had an initial maturity date of July 31, 2008 that has been extended to January 31, 2009 through the exercise of an extension option. The Company has an additional 6-month extension option, subject to debt compliance and extension fees, which could be used to extend the maturity date to July 31, 2009 from January 31, 2009. This bridge loan accrues interest at a rate per annum equal to LIBOR plus a margin ranging from 0.425% to 1.25%, depending upon the Company’s debt ratings (weighted average effective interest rate of 3.38% at September 30, 2008). Based on the Company’s debt ratings on September 30, 2008, the margin on the bridge loan facility was 0.70%.

The Company’s revolving line of credit facility and bridge loan contain certain financial restrictions and other customary requirements, including cross-default provisions to other indebtedness. A portion of these financial covenants become more restrictive through the period ending March 31, 2009. Among other things, these covenants, using terms defined in the agreement (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 65%, (iii) require a Fixed Charge Coverage ratio of 1.75 times, and (iv) require a formula-determined Minimum Consolidated Tangible Net Worth of $4.2 billion at September 30, 2008. At September 30, 2008, the Company was in compliance with each of these restrictions and requirements of the credit revolving credit facility and bridge loan.

On October 24, 2008, the Company entered into a credit agreement with a syndicate of banks for a $200 million unsecured term loan, which matures on August 1, 2011. The term loan accrues interest at a rate per annum equal to LIBOR plus a margin ranging from 1.825% to 2.375% depending upon the Company’s debt ratings. Based on the Company’s debt ratings on October 24, 2008, the margin on the term loan is 2.00%. The Company received net proceeds of $197 million, which were used to repay a portion of its outstanding indebtedness under the bridge loan facility. The term loan contains certain financial restrictions and other customary requirements, similar to those included in the revolving line of credit and bridge loan.

Senior Unsecured Notes

At September 30, 2008, the Company had $3.5 billion in aggregate principal amount of senior unsecured notes outstanding. Interest rates on the notes ranged from 3.72% to 7.07% at September 30, 2008. The weighted average effective interest rate on the senior unsecured notes at September 30, 2008 and December 31, 2007, was 6.25% and 6.18%, respectively. Discounts and premiums are amortized to interest expense over the term of the related debt.

In September 2008, the Company repaid $300 million of maturing senior unsecured notes which accrued interest based on the three-month LIBOR plus 0.45%. The notes were repaid with funds available under the Company’s revolving line of credit facility.

The senior unsecured notes contain certain covenants including limitations on debt and other customary terms. At September 30, 2008, the Company was in compliance with these covenants.

Mortgage Debt

At September 30, 2008, the Company had $1.8 billion in mortgage debt secured by 227 healthcare facilities with a carrying amount of $3.6 billion. Interest rates on the mortgage notes ranged from 2.21% to 8.63% with a weighted average effective rate of 6.02% at September 30, 2008.

In May 2008, the Company placed $259 million of seven-year mortgage financing on 21 of its senior housing assets. The assets are cross-collateralized and the debt has a fixed interest rate of 5.83%. The proceeds were used to repay outstanding indebtedness under the revolving line of credit facility and bridge loan.

In September 2008, the Company placed mortgage financing on our senior housing assets through Fannie Mae aggregating $319 million, which was comprised of $140 million of five-year mortgage financing on four assets and $179 million of eight-year financing on 12 assets. The assets are cross-collateralized and the debt has a weighted-average fixed interest rate of 6.39%. The Company received net proceeds aggregating $312 million, which were used to repay the outstanding indebtedness under its revolving line of credit facility.

Secured debt generally requires monthly principal and interest payments. Some of the loans are also cross-collateralized by multiple properties. The secured debt is collateralized by deeds of trust or mortgages on certain properties and is generally non-recourse. Mortgage debt encumbering properties typically restricts title transfer of the respective properties subject to the terms of the mortgage, prohibits additional liens, restricts prepayment, requires payment of real estate taxes, requires maintenance of the properties in good condition, requires maintenance of insurance on the properties and includes requirements to obtain lender consent to enter into and terminate material tenant leases.

Other Debt

At September 30, 2008, the Company had $102.6 million of non-interest bearing Life Care Bonds at two of its CCRCs and non-interest bearing occupancy fee deposits at another of its senior housing facilities, all of which were payable to certain residents of the facilities (collectively “Life Care Bonds”). At September 30, 2008, $41.0 million of the Life Care Bonds were refundable to the residents upon the resident moving out or to their estate upon death, and $61.6 million of the Life Care Bonds were refundable after the units are successfully remarketed to new residents.

Debt Maturities

 The following table summarizes our stated debt maturities and scheduled principal repayments, excluding debt premiums and discounts, at September 30, 2008 (in thousands):

Year	Bank Line of Credit	Bridge Loan(1)	Senior Notes	Mortgage Debt	Other Debt	Total
2008 (3 months)	$—	$—	$—	$43,073	$102,602	$145,675
2009	—	320,000	—	274,169	—	594,169
2010	—	—	206,421	298,453	—	504,874
2011	—	200,000	300,000	137,310	—	637,310
2012	—	—	250,000	108,625	—	358,625
Thereafter	—	—	2,787,000	937,904	—	3,724,904
	$—	$520,000	$3,543,421	$1,799,534	$102,602	$5,965,557

(1)   On October 24, 2008, the Company entered into a credit agreement with a syndicate of banks for a $200 million term loan. The above table reflects the reclassification of the portion of the bridge loan that was repaid with proceeds from the term loan, which matures on August 1, 2011.

(12) Commitments and Contingencies

Legal Proceedings.  From time to time, the Company is a party to legal proceedings, lawsuits and other claims that arise in the ordinary course of the Company’s business. Regardless of their merits, these matters may force the Company to expend significant financial resources. Except as described in this Note 12, the Company is not aware of any other legal proceedings or claims that it believes may have, individually or taken together, a material adverse effect on the Company’s business, prospects, financial condition or results of operations. The Company’s policy is to accrue legal expenses as they are incurred.

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

The Company believes that Ventas’ claims are without merit and intends to vigorously defend against Ventas’ lawsuit. On April 8, 2008, the Company filed a motion for leave to assert counterclaims against Ventas as part of the above litigation. The Company’s counterclaims allege, among other things, that Sunrise REIT fraudulently induced the Company to participate in a flawed and unfair auction process, and that absent such misconduct, the Company would have succeeded in acquiring Sunrise REIT. The Company seeks to recover compensatory and punitive damages. The proposed counterclaims further allege that Ventas, in acquiring Sunrise REIT, assumed the liability of Sunrise REIT. On July 25, 2008, the Court granted the Company’s motion over Ventas’ opposition, allowing HCP to file its counterclaims. The Court has set a trial date of August 18, 2009. The Company intends to pursue such claims vigorously; however, there can be no assurances that it will prevail on any of the claims or the amount of any recovery that may be awarded. The Company expects that defending its interests and pursuing its own claims in the foregoing matters will require it to expend significant funds. The Company is unable to estimate the ultimate aggregate amount of monetary gain, loss or financial impact with respect to these matters as of September 30, 2008.

In April 2007, the Company and Health Care Property Partners, a joint venture between the Company and an affiliate of Tenet Healthcare Corporation, served Tenet and certain Tenet subsidiaries with notices of default with respect to its hospital in Tarzana, California, and two other hospitals that are leased by such affiliates from the Company and Health Care Property Partners (“HCPP”). Subsequent to the delivery of such notices, the Company exercised its right to terminate the leases to Tenet of four other hospitals owned by the Company, invoking crossdefault provisions under such leases. In May 2007 and September 2007, certain subsidiaries of Tenet filed complaints against the Company in the Superior Court of the State of California for the County of Los Angeles and initiated arbitration proceedings with respect to the seven hospitals owned by the Company and HCPP, in each case asserting various causes of action generally relating to the notices of default and the lease terminations. In October 2007, HCPP responded to the claims by Tenet’s subsidiaries in the arbitration proceedings, and the Company filed a counterclaim against Tenet and the plaintiffs in the California state court action. On June 30, 2008, the parties executed a definitive settlement agreement relating to the disputes that are the subject of the litigation and arbitration proceedings described above. On September 19, 2008, the parties closed the transactions contemplated by the settlement agreement, effecting, among other things: the sale of a hospital in Tarzana, California, by the Company to a Tenet affiliate; the extension of the terms of three other hospitals leased by the Company to affiliates of Tenet; and the acquisition by the Company of Tenet’s 23% interest in HCPP. All claims pending in the Superior Court of the State of California were formally dismissed on September 26, 2008, and the claims in the arbitration proceedings were formally dismissed on October 1, 2008.

The Company recognized $29 million of income from the settlement of the above disputes, which was included in interest and other income, net and a gain on sales of real estate for the sale of the hospital in Tarzana, California, of $18 million.

The fair value of consideration exchanged and related income recognized as a result of the Company’s settlement with Tenet follows (in thousands):

Consideration received
Cash proceeds for hospital in Tarzana, California and other settlement	$105,760
Fair value of Tenet’s 23% interest in HCPP	29,137
Total consideration received	$134,897

Consideration given
Fair value of hospital in Tarzana, California	$88,900
Cash paid for Tenet’s interest in HCPP	17,379
Total consideration given	$106,279
Settlement income	$28,618

The gain on the sale of the Company’s hospital in Tarzana, California to Tenet consisted of the following (in thousands):

Fair value of hospital, net of costs	$88,609
Carrying value of hospital sold	(70,590)
Gain on sale of real estate	$18,019

Development Commitments.  As of September 30, 2008, the Company was committed under the terms of contracts to complete the construction of properties undergoing development at a remaining aggregate cost of approximately $27 million.

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

On December 21, 2007, the Company made an investment in mezzanine loans to HCR ManorCare with an aggregate face value of $1.0 billion, for approximately $900 million. At September 30, 2008, these loans represented approximately 77% of our skilled nursing segment assets and 7% of our total segment assets.

At September 30, 2008, the Company had 81 of its senior housing facilities leased to nine tenants that have been identified as VIEs (“VIE Tenants”). These VIE Tenants are thinly capitalized entities that rely on the cash flow generated from the senior housing facilities to pay operating expenses, including rent obligations under their leases. The 81 senior housing facilities leased to the VIE Tenants are operated by Sunrise Senior Living Management, Inc., a wholly-owned subsidiary of Sunrise Senior Living, Inc. (“Sunrise”). Sunrise is publicly traded and is subject to the informational filing requirements of the Securities and Exchange Act of 1934, as amended, and is required to file periodic reports on Form 10-K and Form 10-Q with the SEC.

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

Credit Enhancement Guarantee.  Certain of the Company’s senior housing facilities serve as collateral for $137 million of debt (maturing May 1, 2025) that is owed by a previous owner of the facilities. The Company’s obligation under such indebtedness is guaranteed by the debtor who has an investment grade credit rating. These senior housing facilities are classified as DFLs and have a carrying value of $351 million at September 30, 2008.

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

(13) Stockholders’ Equity

Preferred Stock

The following table lists the Series E cumulative redeemable preferred stock cash dividends made by the Company during the nine months ended September 30, 2008:

Declaration Date	Record Date	Amount Per Share	Dividend Payable Date
January 28	March 14	$0.45313	March 31
April 24	June 16	$0.45313	June 30
July 31	September 15	$0.45313	September 30

The following table lists the Series F cumulative redeemable preferred stock cash dividends made by the Company during the nine months ended September 30, 2008:

Declaration Date	Record Date	Amount Per Share	Dividend Payable Date
January 28	March 14	$0.44375	March 31
April 24	June 16	$0.44375	June 30
July 31	September 15	$0.44375	September 30

On October 30, 2008, the Company announced that its Board declared a quarterly cash dividend of $0.45313 per share on its Series E cumulative redeemable preferred stock and $0.44375 per share on its Series F cumulative redeemable preferred stock. These dividends will be paid on December 31, 2008 to stockholders of record as of the close of business on December 15, 2008.

Common Stock

During the nine months ended September 30, 2008 and 2007, the Company issued 397,000 and 1.1 million shares of common stock, respectively, under its Dividend Reinvestment and Stock Purchase Plan (“DRIP”). The Company also issued 623,000 and 328,000 shares upon exercise of stock options, and 2.0 million and 157,000 shares of common stock upon the conversion of DownREIT units during the nine months ended September 30, 2008 and 2007, respectively.

During the nine months ended September 30, 2008 and 2007, the Company issued 144,000 and 273,000 shares of restricted stock, respectively, under the Company’s 2006 Performance Incentive Plan. The Company also issued 131,000 and 110,000 shares upon the vesting of performance restricted stock units during the nine months ended September 30, 2008 and 2007, respectively.

In connection with HCP’s addition to the S&P 500 Index on March 28, 2008, the Company issued 12.5 million shares of its common stock on April 2, 2008. In a separate transaction, the Company issued 4.5 million shares to a REIT-dedicated institutional investor on April 2, 2008. The net proceeds received from these two offerings in the aggregate were approximately $560 million, which were used to repay a portion of the outstanding indebtedness under the Company’s revolving line of credit facility.

On August 11, 2008, the Company issued 14.95 million shares of its common and received net proceeds of approximately $481 million, which were used to repay a portion of the outstanding indebtedness under the Company’s bridge loan.

The following table lists the common stock cash dividends made by the Company during the nine months ended September 30, 2008:

Declaration Date	Record Date	Amount Per Share	Dividend Payable Date
January 28	February 7	$0.455	February 21
April 24	May 5	$0.455	May 19
July 31	August 11	$0.455	August 21

On October 30, 2008, the Company announced that its Board declared a quarterly cash dividend of $0.455 per share. The common stock cash dividend will be paid on November 21, 2008 to stockholders of record as of the close of business on November 10, 2008.

Accumulated Other Comprehensive Income (Loss) (“AOCI”)

	September 30,	December 31,
	2008	2007
	(in thousands)
AOCI—unrealized gain (loss) on available-for-sale securities, net	$(15,868)	$14,222
AOCI—unrealized loss on cash flow hedges, net	(11,342)	(14,243)
Supplemental Executive Retirement Plan minimum liability	(2,037)	(2,113)
Foreign currency translation adjustment	366	32
Total Accumulated Other Comprehensive Loss	$(28,881)	$(2,102)

Total Comprehensive Income (Loss)

The following table provides a reconciliation of comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$125,417	$322,148	$408,124	$538,720
Other comprehensive loss	(20,683)	(6,600)	(26,779)	(10,007)
Total comprehensive income	$104,734	$315,548	$381,345	$528,713

Substantially all of other comprehensive loss for the three and nine months ended September 30, 2008 related to the fair value of the Company’s marketable debt securities. See also discussions of marketable debt securities in Note 10.

(14) Segment Disclosures

The Company evaluates its business and makes resource allocations based on its five business segments: (i) senior housing, (ii) life science, (iii) medical office, (iv) hospital, and (v) skilled nursing. Under the senior housing, life science, hospital and skilled nursing segments, the Company invests primarily in single operator or tenant properties through acquisition and development of real estate, secured financing and marketable debt securities of operators in these sectors. Under the medical office segment, the Company invests through acquisition and secured financing in medical office buildings that are primarily leased under gross or modified gross leases, generally to multiple tenants, and which generally require a greater level of property management. The acquisition of SEUSA on August 1, 2007 resulted in a change to the Company’s reportable segments. Prior to the SEUSA acquisition, the Company operated through two reportable segments—triple-net leased and medical office buildings. The senior housing, life science, hospital and skilled nursing segments were previously aggregated under the Company’s triple-net leased segment. SEUSA’s results are included in the Company’s consolidated financial statements from the date of the Company’s acquisition on August 1, 2007. The accounting policies of the segments are the same as those described under Summary of Significant Accounting Policies (see Note 2). There were no intersegment sales or transfers during the nine months ended September 30, 2008 and 2007. The Company evaluates performance based upon property net operating income from continuing operations (“NOI”) of the combined properties in each segment.

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

Summary information for the reportable segments follows (in thousands):

For the three months ended September 30, 2008:

Segments	Rental and Related Revenues	Tenant Recoveries	Income From DFLs	Investment Management Fees	Total Revenues	NOI(1)	Interest and Other Income, net
Senior housing	$71,154	$—	$14,543	$867	$86,564	$82,167	$311
Life science	65,997	7,513	—	1	73,511	63,761	—
Medical office	65,713	12,315	—	655	78,683	42,301	—
Hospital	21,607	412	—	—	22,019	21,179	11,074
Skilled nursing	9,161	—	—	—	9,161	9,161	20,811
Total segments	233,632	20,240	14,453	1,523	269,938	218,569	32,196
Non-segment	—	—	—	—	—	—	30,116
Total	$233,632	$20,240	$14,543	$1,523	$269,938	$218,569	$62,312

For the three months ended September 30, 2007:

Segments	Rental and Related Revenues	Tenant Recoveries	Income From DFLs	Investment Management Fees	Total Revenues	NOI(1)	Interest and Other Income, net
Senior housing	$79,315	$—	$18,832	$806	$98,953	$94,759	$467
Life science	28,720	7,070	—	—	35,790	25,727	—
Medical office	67,173	10,490	—	796	78,459	42,042	—
Hospital	21,537	—	—	—	21,537	20,695	10,321
Skilled nursing	8,840	—	—	—	8,840	8,840	439
Total segments	205,585	17,560	18,832	1,602	243,579	192,063	11,227
Non-segment	—	—	—	—	—	—	10,311
Total	$205,585	$17,560	$18,832	$1,602	$243,579	$192,063	$21,538

For the nine months ended September 30, 2008:

Segments	Rental and Related Revenues	Tenant Recoveries	Income From DFLs	Investment Management Fees	Total Revenues	NOI(1)	Interest and Other Income, net
Senior housing	$212,451	$—	$43,646	$2,457	$258,554	$245,754	$914
Life science	155,527	25,180	—	3	180,710	149,293	—
Medical office	197,108	35,310	—	1,988	234,406	130,450	—
Hospital	65,429	1,365	—	—	66,794	64,013	33,344
Skilled nursing	26,969	—	—	—	26,969	26,969	64,797
Total segments	657,484	61,855	43,646	4,448	767,433	616,479	99,055
Non-segment	—	—	—	—	—	—	29,323
Total	$657,484	$61,855	$43,646	$4,448	$767,433	$616,479	$128,378

For the nine months ended September 30, 2007:

Segments	Rental and Related Revenues	Tenant Recoveries	Income From DFLs	Investment Management Fees	Total Revenues	NOI(1)	Interest and Other Income, net
Senior housing	$216,600	$—	$49,037	$7,770	$273,407	$254,940	$1,166
Life science	37,494	8,429	—	—	45,923	33,410	—
Medical office	210,091	34,394	—	4,292	248,777	141,197	—
Hospital	63,663	86	—	—	63,749	62,790	30,999
Skilled nursing	26,183	—	—	—	26,183	26,183	1,318
Total segments	554,031	42,909	49,037	12,062	658,039	518,520	33,483
Non-segment	—	—	—	—	—	—	21,241
Total	$554,031	$42,909	$49,037	$12,062	$658,039	$518,520	$54,724

(1)          Net Operating Income from Continuing Operations (“NOI”) is a non-GAAP supplemental financial measure used to evaluate the operating performance of real estate. The Company defines NOI as rental revenues, including tenant recoveries and income from direct financing leases, less property-level operating expenses. NOI excludes investment management fee income, depreciation and amortization, general and administrative expenses, impairments, gain on sale of real estate interest, interest and other income, net, interest expense, income taxes, equity income from unconsolidated joint ventures, minority interests’ share in earnings and discontinued operations. The Company believes NOI provides investors relevant and useful information because it measures the operating performance of the Company’s real estate at the property level on an unleveraged basis. The Company uses NOI to make decisions about resource allocations and assess property-level performance. The Company believes that net income is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income as defined by GAAP since it does not reflect the aforementioned excluded items. Further, the Company’s definition of NOI may not be comparable to the definition used by other real estate investment trusts, as those companies may use different methodologies for calculating NOI.

The following is a reconciliation from NOI to reported net income, the most direct comparable financial measure calculated and presented in accordance with GAAP (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net operating income from continuing operations	$218,569	$192,063	$616,479	$518,520
Investment management fee income	1,523	1,602	4,448	12,062
Depreciation and amortization	(77,659)	(70,418)	(233,920)	(184,132)
General and administrative	(17,541)	(16,499)	(56,913)	(53,894)
Impairments	(3,710)	—	(13,425)	—
Gain on sale of real estate interest	—	—	—	10,141
Interest and other income, net	62,312	21,538	128,378	54,724
Interest expense	(83,249)	(103,707)	(265,054)	(254,434)
Income taxes	(866)	318	(4,385)	860
Equity income from unconsolidated joint ventures	1,227	1,242	3,736	3,758
Minority interests’ share in earnings	(5,803)	(6,018)	(17,055)	(17,992)
Total discontinued operations	30,614	302,027	245,835	449,107
Net income	$125,417	$322,148	$408,124	$538,720

The Company’s total assets by segment were:

	September 30,	December 31,
Segments	2008	2007
Senior housing	$4,457,543	$4,440,832
Life science	3,523,923	3,461,101
Medical office	2,287,131	2,254,924
Hospital	1,111,182	1,126,152
Skilled nursing	1,187,394	1,163,157
Gross segment assets	12,567,173	12,446,166
Accumulated depreciation and amortization	(884,937)	(689,983)
Net segment assets	11,682,236	11,756,183
Real estate held for sale, net	5,301	408,028
Non-segment assets	343,867	357,561
Total assets	$12,031,404	$12,521,772

Segment assets include an allocation of the carrying value of goodwill. At September 30, 2008, goodwill is allocated as follows: (i) senior housing—$30.5 million, (ii) life science—$1.4 million, (iii) medical office—$11.4 million, (iv) hospital—$5.1 million, and (v) skilled nursing—$3.3 million.

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

Credit risk is the risk that one of the parties to a derivative contract fails to perform or meet their financial obligation. The Company does not obtain collateral associated with its derivative instruments, but monitors the credit standing of its counterparties, primarily global institutional banks, on a regular basis. Should a counterparty fail to perform, the Company would incur a financial loss to the extent that the associated derivative contract was in an asset position. At September 30, 2008, the Company does not anticipate non-performance by counterparties to its outstanding derivative contracts.

In July 2005, the Company entered into three interest rate swap contracts that are designated as hedging the variability of expected cash flows related to floating rate debt assumed in connection with the acquisition of a real estate portfolio. The cash flow hedges have a notional amount of $45.6 million and mature in July 2020. The aggregate fair value of the derivative contracts is a $0.7 million liability and is included in accounts payable and accrued liabilities. At September 30, 2008, no amounts of ineffectiveness for the derivative contracts were recorded.

During October and November 2007, the Company entered into two forward-starting interest rate swap contracts with notional amounts aggregating $900 million. The interest rate swap contracts are designated in qualifying, cash flow hedging relationships, to hedge the Company’s exposure to fluctuations in the benchmark interest rate component of interest payments on forecasted, unsecured, fixed-rate debt expected to be issued during the current fiscal year. As of September 30, 2008, the Company terminated these hedges per the cash settlement provisions of the derivative contracts. The termination of the $500 million notional contract resulted in a payment of $14.8 million and the termination of the $400 million notional contract resulted in a cash receipt of $5.2 million. Upon settlement of these derivative contracts, the Company revised its best estimate of the hedged forecasted transactions, and as a result an ineffectiveness charge of $2.4 million was recognized in interest and other income, net in the consolidated statements of income. At September 30, 2008, the Company expects that the hedged forecasted transactions remain probable of occurring in accordance with its designated assertions.

(16) Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2008	2007
	(in thousands)
Supplemental cash flow information:
Interest paid, net of capitalized interest	$280,103	$234,051
Taxes paid	4,266	958
Supplemental schedule of non-cash investing activities:
Capitalized interest	22,479	4,024
Increase (decrease) in accrued construction costs	(10,604)	18,868
Real estate exchanged in real estate acquisitions	—	35,205
Supplemental schedule of non-cash financing activities:
Mortgages assumed with real estate acquisitions	4,892	5,357
Issuance of restricted stock	144	273
Vesting of restricted stock units	131	110
Cancellation of restricted stock	108	34
Conversion of non-managing member units into common stock	74,509	3,702
Non-managing member units issued in connection with acquisitions	—	180,698
Unrealized losses, net on available for sale securities and derivatives designated as cash flow hedges	32,836	6,241

See also discussions of the SEUSA acquisition and HCP Ventures II and HCP Ventures IV, in Notes 3 and 8, respectively.

(17) Earnings Per Common Share

The Company computes earnings per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per common share is computed by dividing net income applicable to common shares by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is calculated by including the effect of dilutive securities. Options to purchase approximately 0.5 million and 0.6 million shares of common stock that had an exercise price in excess of the average market price of the common stock during the three months ended September 30, 2008 and 2007, respectively, were not included because they are not dilutive. Additionally, 8.0 million shares issuable upon conversion of 5.6 million DownREIT units during the three months ended September 30, 2008 and 10.1 million shares issuable upon conversion of 7.6 million non-managing member units during the three months ended September 30, 2007 were not included since they are anti-dilutive.

The following table illustrates the computation of basic and diluted earnings per share (dollars in thousands, except per share and share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands, except per share data)
Numerator
Income from continuing operations	$94,803	$20,121	$162,289	$89,613
Preferred stock dividends	(5,282)	(5,282)	(15,848)	(15,848)
Income from continuing operations applicable to common shares	89,521	14,839	146,441	73,765
Discontinued operations	30,614	302,027	245,835	449,107
Net income applicable to common shares for basic and diluted earnings per share	$120,135	$316,866	$392,276	$522,872
Denominator
Basic weighted average common shares	244,572	206,186	232,199	205,322
Dilutive stock options and restricted stock	1,334	884	1,192	1,350
Diluted weighted average common shares	245,906	207,070	233,391	206,672
Basic earnings per common share
Income from continuing operations	$0.37	$0.07	$0.63	$0.36
Discontinued operations	0.12	1.47	1.06	2.19
Net income applicable to common shares	$0.49	$1.54	$1.69	$2.55
Diluted earnings per common share
Income from continuing operations	$0.37	$0.07	$0.63	$0.36
Discontinued operations	0.12	1.46	1.05	2.17
Net income applicable to common shares	$0.49	$1.53	$1.68	$2.53

(18) Fair Value Measurements

The following tables illustrate the Company’s fair value measurements of its financial assets and liabilities measured at fair value in the Company’s consolidated financial statements. The second table includes the associated unrealized and realized gains and losses, as well as purchases, sales, issuances, settlements (net) or transfers for financial instruments classified as Level 3 instruments in the fair value hierarchy. Realized gains and losses are recorded in interest and other income, net on the Company’s consolidated statements of income.

The following is a summary of fair value measurements at September 30, 2008 (in thousands):

Financial Instrument	Fair Value	Level 1	Level 2	Level 3

Marketable equity securities	$9,362	$9,362	$—	$—
Marketable debt securities	274,550	257,550	17,000	—
Interest rate swaps(1)	(716)	—	(716)	—
Warrants(1)	3,143	—	—	3,143
Total	$286,339	$266,912	$16,284	$3,143

(1)          Interest rate swaps and common stock warrants are valued using observable and unobservable market assumptions, as well as standardized derivative pricing models.

The following is a reconciliation of fair value measurements classified as Level 3 at September 30, 2008 (in thousands):

Warrants

December 31, 2007	$2,560
Total gains or losses (realized and unrealized):
Included in earnings	583
Included in other comprehensive income	—
Purchases, issuances, and settlements	—
Transfers in and/or out of Level 3	—
September 30, 2008	$3,143

(19) Impairments

During the three months ended September 30, 2008, the Company recognized an impairment of $3.7 million related to intangible assets associated with the early termination of three leases in the life science segment. During the nine months ended September 30, 2008, as a result of anticipated dispositions, four properties in the senior housing segment and one hospital were determined to be impaired resulting in impairments of $9.7 million. No properties or intangible assets were determined to be impaired in 2007.

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

The information set forth in this Item 2 is intended to provide readers with an understanding of our financial condition, changes in financial condition and results of operations. We will discuss and provide our analysis in the following order:

•                  Executive Summary

•                  2008 Transaction Overview

•                  Other Events

•                  Dividends

•                  Critical Accounting Policies

•                  Results of Operations

•                  Liquidity and Capital Resources

•                  Off-Balance Sheet Arrangements

•                  Contractual Obligations

•                  Inflation

•                  Recent Accounting Pronouncements

Executive Summary

We are a Maryland corporation organized to qualify as a REIT that, together with our consolidated subsidiaries, invests primarily in real estate serving the healthcare industry in the United States. We acquire, develop, lease, dispose and manage healthcare real estate and provide mortgage and specialty financing to healthcare providers. At September 30, 2008, our real estate portfolio, excluding assets held for sale but including mortgage loans and properties owned by joint ventures, consisted of interests in 704 facilities.

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

We follow a disciplined approach to enhancing the value of our existing portfolio, including the ongoing evaluation of the potential disposition of properties that no longer fit our strategy. During the nine months ended September 30, 2008, we sold 47 properties for $629 million. At September 30, 2008, we had seven properties with a carrying amount of $5 million classified as held for sale.

We primarily generate revenue by leasing healthcare properties under long-term leases. Most of our rents and other earned income from leases are received under triple-net leases or leases that provide for substantial recovery of operating expenses; however, some of our medical office buildings (“MOBs”) and life science leases are structured as gross or modified gross leases. Accordingly, for such MOBs and life science facilities we incur certain property operating expenses, such as real estate taxes, repairs and maintenance, property management fees, utilities and insurance. Our growth depends, in part, on our ability to (i) increase rental income and other earned income from leases by increasing rental rates and occupancy levels; (ii) maximize tenant recoveries given underlying lease structures; and (iii) control operating and other expenses. Our operations are impacted by property specific, market specific, general economic and other conditions.

Recently, there has been a slowdown in the economy, a decline in the availability of financing from the capital markets, and a widening of credit spreads which has, or may in the future, adversely affect the businesses of our tenants, operators and borrowers to varying degrees. Such conditions may impact their ability to meet their obligations to us and, in certain cases, could lead to restructurings, disruptions, or bankruptcies of our tenants, operators and/or borrowers. These market conditions could also adversely affect the amount of revenue we report, require us to increase our allowances for losses, result in impairment charges and valuation allowances that decrease our net income and equity, and reduce our cash flows from operations. In addition, these conditions or events could impair our credit rating and our ability to raise additional capital, require us to seek alternative operators or tenants, and finance or refinance debt secured by properties they operate or where they are tenants.

Access to external capital on favorable terms is critical to the success of our strategy. Generally, we attempt to match the long-term duration of most of our investments with long-term fixed-rate financing. At September 30, 2008, 12% of our consolidated debt is at variable interest rates, which includes $520 million for the outstanding balance of the bridge loan. We intend to maintain an investment grade rating on our senior debt securities and manage various capital ratios and amounts within appropriate parameters.

Access to capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as to fund future acquisitions and development through the issuance of additional securities or secured debt. Thus far during 2008 we have raised $1 billion of equity capital, $643 million from asset dispositions, $578 million from the placement of FNMA secured debt and $200 million in the bank term loan market this year through October 24, 2008. As of October 31, 2008, we had a credit rating of Baa3 (stable) from Moody’s, BBB (stable) from S&P and BBB (stable) from Fitch on our senior unsecured debt securities, and Ba1 (stable) from Moody’s, BB+ (stable) from S&P and BBB- (stable) from Fitch on our preferred securities. Recently there has been a decline in the availability of financing from the capital markets and widening credit spreads. Our ability to continue to access capital could be impacted by various factors including general market conditions and the continuing slowdown in the economy, interest rates, credit ratings on our securities, and any changes to these ratings, the market price of our capital stock, the performance of our portfolio, tenants, borrowers and operators, including any restructurings, disruptions or bankruptcies of our tenants, borrowers and operators, the perception of our potential future earnings and cash distributions, any unwillingness on the part of lenders to make loans to us and any deterioration in the financial position of lenders that might make them unable to meet their obligations to us.

2008 Transaction Overview

Investment Transactions

During the quarter ended September 30, 2008, we sold three hospitals valued at $116 million and made investments aggregating $89 million through the purchase of debt securities and a joint venture interest, and funding of construction and other capital projects.

During the quarter ended September 30, 2008, two of our life science facilities located in South San Francisco were placed into service representing 147,000 square feet.

During the nine months ended September 30, 2008, we sold assets valued at $643 million, which included the sale of 47 properties for approximately $629 million and other investments for $14 million. Our sales of properties and other investments for the nine months ended September 30, 2008 were made from the following segments: (i) 68% hospital, (ii) 15% skilled nursing, (iii) 14% medical office and (iv) 3% senior housing.

During the nine months ended September 30, 2008, we made investments aggregating $192 million through the acquisition of a senior housing facility, the purchase of marketable debt securities and a joint venture interest, and the funding of construction and other capital projects.

During the nine months ended September 30, 2008, three of our life science facilities located in South San Francisco were placed into service representing 229,000 square feet.

Financing Transactions

In connection with HCP’s addition to the S&P 500 Index on March 28, 2008, we issued 12.5 million shares of our common stock on April 2, 2008. In a separate transaction, we issued 4.5 million shares to a REIT-dedicated institutional investor on April 2, 2008. The net proceeds received from these two offerings in the aggregate were approximately $560 million, which were used to repay a portion of the outstanding indebtedness under our revolving line of credit facility.

In May 2008, we placed $259 million of seven-year mortgage financing on 21 of our senior housing assets. The assets are cross-collateralized and the debt has a fixed interest rate of 5.83%. The proceeds were used to repay outstanding indebtedness under our revolving line of credit facility and bridge loan.

In June 2008, we settled two forward-starting swaps with an aggregate notional amount of $900 million and recognized an ineffectiveness charge of $2.4 million, or $0.01 per diluted share of common stock, in interest and other income, net.

On August 11, 2008, we issued 14.95 million shares of our common stock. We received net proceeds of $481 million, which were used to repay a portion of our outstanding indebtedness under our bridge loan facility.

In September 2008, we placed mortgage financing on senior housing assets through Fannie Mae aggregating $319 million, which was comprised of $140 million of five-year mortgage financing on four assets and $179 million of eight-year financing on 12 assets. The assets are cross-collateralized and the debt has a weighted-average fixed interest rate of 6.39%. We received net proceeds aggregating $312 million, which were used to repay our outstanding indebtedness under our revolving line of credit facility.

On October 24, 2008, we entered into a credit agreement with a syndicate of banks for a $200 million unsecured term loan. The term loan accrues interest at a rate of LIBOR plus 2.00%, based on our current debt ratings, and matures in August 2011. The net proceeds of $197 million received by us from the term loan were used to repay a portion of our outstanding indebtedness under our bridge loan facility, reducing the outstanding balance to $320 million.

Other Events

On July 30, 2008, we received and recognized lease termination fees of $18 million from a tenant in connection with the early termination of three leases representing 149,000 square feet in our life science segment. Upon termination of the leases, we recognized an impairment of $4 million related to intangible assets associated with these leases.

On September 19, 2008, we completed the restructuring of our hospital portfolio leased to Tenet and settled various disputes. The settlement provided for, among other things, the sale of our hospital in Tarzana, California, valued at $89 million, the purchase of Tenet’s minority interest in a joint venture valued at $29 million and the extension of the terms of three other hospitals leased by us to Tenet. As a result of the sale of our hospital in Tarzana, California and the settlement of our legal disputes with Tenet, we recognized income of $47 million.

Dividends

On October 30, 2008, we announced that our Board of Directors declared a quarterly common stock cash dividend of $0.455 per share. The dividend will be paid on November 21, 2008 to stockholders of record as of the close of business on November 10, 2008.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires our management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our financial statements. For a description of the risks associated with our critical accounting policies, see “Risk Factors—Risks Related to Our Business” as included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2007. For a description of our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” as included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2007. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain.

Results of Operations

We evaluate our business and allocate resources among our five business segments: (i) senior housing, (ii) life science, (iii) medical office, (iv) hospital, and (v) skilled nursing. Under the senior housing, life science, hospital and skilled nursing segments, we invest primarily in single operator or tenant properties through the acquisition and development of real estate, secured financing, mezzanine financing and investment in marketable debt securities of operators in these sectors. Under the medical office segment, we invest through acquisition that are leased under gross or modified gross leases, generally to multiple tenants, and which generally require a greater level of property management. The acquisition of Slough Estates USA Inc. (“SEUSA”) on August 1, 2007 resulted in a change to our reportable segments. Prior to the SEUSA acquisition, we operated through two reportable segments—triple-net leased and medical office buildings. The senior housing, life science, hospital and skilled nursing segments were previously aggregated under our triple-net leased segment. SEUSA’s results are included in our consolidated financial statements from the date of acquisition of August 1, 2007. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2 to the Condensed Consolidated Financial Statements).

We completed our acquisition of SEUSA on August 1, 2007 and SEUSA’s results of operations are reflected in our consolidated financial statements from that date. We expect increases in revenues, expenses and interest income from a full year of results from our SEUSA acquisition and mezzanine loan investments. In addition, we expect that the 14.95 million common shares we issued on August 11, 2008 will have a dilutive effect on per share amounts in future periods.

Our financial results for the three and nine months ended September 30, 2008 and 2007 are summarized as follows:

Comparison of the Three Months Ended September 30, 2008 to the Three Months Ended September 30, 2007

Rental and related revenues.

	Three Months Ended September 30,		Change
Segments	2008	2007	$	%
	(dollars in thousands)
Senior housing	$71,154	$79,315	$(8,161)	(10)%
Life science	65,997	28,720	37,277	130
Medical office	65,713	67,173	(1,460)	(2)
Hospital	21,607	21,537	70	—
Skilled nursing	9,161	8,840	321	4
Total	$233,632	$205,585	$28,047	14%

•                  Senior housing.  The results for the three months ended September 30, 2007 included income of $9.1 million resulting from our change in estimate relating to the collectability of straight-lined rents due from Summerville Senior Living, Inc. (“Summerville”) and Emeritus Corporation (“Emeritus”). On September 4, 2007, Emeritus acquired Summerville and provided us with additional security under its leases with Summerville. No changes in estimates related to the collectability of straight-lined rents were made during the three months ended September 30, 2008.

Included in senior housing rental and related revenues are facility-level operating revenues for five senior housing properties that were previously leased on a triple-net basis. From time to time, tenants default on their leases, which causes us to take possession of the operations of the facility. We contract with third-party managers to manage these properties until a replacement tenant can be identified or the property can be sold. The operating revenues and expenses for these properties are included in senior housing rental and related revenues and operating expenses, respectively. The rental and related revenues for the three months ended September 30, 2008 and 2007 for these facilities were $3.2 million and $2.8 million, respectively.

•                  Life science.  Life science rental and related revenues increased primarily as a result of our acquisition of SEUSA on August 1, 2007. Included in life science rental and related revenues are lease termination fees of $18 million from a tenant in connection with the early termination of three leases on July 30, 2008.

Tenant recoveries.

	Three Months Ended September 30,		Change
Segments	2008	2007	$	%
	(dollars in thousands)
Life science	$7,513	$7,070	$443	6%
Medical office	12,315	10,490	1,825	17
Hospital	412	—	412	NM (1)
Total	$20,240	$17,560	$2,680	15%

(1)   Percentage change not meaningful.

The increase in tenant recoveries for the three months ended September 30, 2008 was primarily due to the additive effect of our acquisitions during 2008 and 2007 and higher operating expenses in 2008.

Income from direct financing leases.  Income from direct financing leases decreased $4.3 million to $14.5 million for the three months ended September 30, 2008. The decrease was primarily due to two direct financing lease tenants exercising their purchase options during 2007. No purchase options were exercised during 2008.

Investment management fee income.  Investment management fee income decreased by $0.1 million to $1.5 million for the three months ended September 30, 2008. The decrease was primarily due to the one-time acquisition fee of $0.2 million earned in September 2007 related to HCP Ventures IV’s acquisition of a property for $35.5 million. No acquisition fees were earned for the three months ended September 30, 2008.

Depreciation and amortization expense.  Depreciation and amortization expense increased $7.2 million to $77.7 million for the three months ended September 30, 2008. The increase was primarily due to our acquisition of SEUSA.

General and administrative expenses.  General and administrative expenses increased $1.0 million to $17.5 million for the three months ended September 30, 2008. Included in general and administrative expenses are merger and integration-related expenses associated with the SEUSA acquisition of $60,000 for the three months ended September 30, 2008 compared to $1.7 million associated with the CNL Retirement Properties, Inc., CNL Retirement Corp. and SEUSA mergers for the three months ended September 30, 2007. Excluding the merger and integration-related expenses, the increase in general and administrative expenses was primarily due to increased compensation related expenses and professional and legal fees.

The information set forth under the heading “Legal Proceedings” of Note 12 to the Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, is incorporated herein by reference.

Impairments.  During the three months ended September 30, 2008, we recognized impairments of $3.7 million related to intangible assets associated with the early termination of three leases. No intangible assets were determined to be impaired during the three months ended September 30, 2007.

Interest and other income, net.  For the three months ended September 30, 2008, interest and other income, net increased $40.8 million, to $62.3 million. This increase was primarily related to $28.6 million of income related to the settlement of litigation with Tenet and an increase in interest income of $20.4 million from our HCR ManorCare mezzanine loan investment made in December 2007. The increase was partially offset by $4.0 million of lower interest earned on cash balances in 2008 and a $3.5 million prepayment penalty earned on a loan in 2007. For a more detailed description of our mezzanine loan investment and marketable securities, see Note 7 and Note 10, respectively, of the Condensed Consolidated Financial Statements and Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest expense.  Interest expense decreased $20.5 million to $83.2 million for the three months ended September 30, 2008. The decrease was primarily due to (i) $22.1 million from the decrease in outstanding indebtedness under our bridge loan and line of credit facilities, (ii) a charge of $6.2 million related to the write-off of unamortized debt issuance costs associated with our previous revolving line of credit facility that was terminated during the three months ended September 30, 2007, (iii) $2.5 million decrease resulting from the repayment of $300 million senior unsecured floating rate notes in September 2008 and (iv) a $1.7 million increase in the amount of capitalized interest relating to the increase in assets under development. The combined decrease in interest expense was partially offset by an increase of $10.1 million of interest expense from the issuance of $600 million of senior unsecured notes in October 2007.

The table below sets forth information with respect to our debt, excluding premiums and discounts (dollars in thousands):

	As of September 30,
	2008	2007
Balance:
Fixed rate	$5,223,688	$4,109,207
Variable rate	741,869	3,270,542
Total	$5,965,557	$7,379,749
Percent of total debt:
Fixed rate	88%	56%
Variable rate	12	44
Total	100%	100%
Weighted average interest rate at end of period:
Fixed rate	6.27%	6.10%
Variable rate	3.54	6.21
Total weighted average rate	5.93%	6.15%

Minority interests’ share in earnings.  For the three months ended September 30, 2008, minority interests’ share in earnings decreased $0.2 million to $5.8 million. This decrease is primarily due to the conversions of 1.9 million of our non-managing member LLC Units (“DownREIT units”) into common stock during 2008. In addition, we expect that our purchase of Tenet’s minority interest in Health Care Property Partners (“HCPP”) will decrease minority interests’ share in earnings in future periods. See Note 4 to the Consolidated Financial Statements for additional information on HCPP.

Income taxes.  For the three months ended September 30, 2008, income taxes increased $1.2 million to $0.9 million. This increase is primarily due to higher levels of income from our taxable REIT subsidiaries.

Discontinued operations.  The decrease of $271.4 million in income from discontinued operations to $30.6 million for the three months ended September 30, 2008 is primarily due to a decrease in gains on real estate dispositions of $258.7 million, and operating income from discontinued operations of $12.7 million. During the three months ended September 30, 2008, we sold three properties for $116 million, as compared to 42 properties for $504 million in the year ago period. Discontinued operations for the three months ended September 30, 2008 included 10 properties compared to 104 properties for the three months ended September 30, 2007.

Comparison of the Nine Months Ended September 30, 2008 to the Nine Months Ended September 30, 2007

Rental and related revenues.

	Nine Months Ended September 30,		Change
Segments	2008	2007	$	%
	(dollars in thousands)
Senior housing	$212,451	$216,600	$(4,149)	(2)%
Life science	155,527	37,494	118,033	NM (1)
Medical office	197,108	210,091	(12,983)	(6)
Hospital	65,429	63,663	1,766	3
Skilled nursing	26,969	26,183	786	3
Total	$657,484	$554,031	$103,453	19%

(1)   Percentage change not meaningful.

•                  Senior housing. The results for the nine months ended September 30, 2007, included income of $9.1 million resulting from our change in estimate relating to the collectability of straight-lined rents due from Summerville and Emeritus. Senior housing rental and related revenues increased $5.0 million related to rent escalations and resets and $1.6 million due to the additive effect of our acquisitions during 2008 and 2007. No changes in estimates related to the collectability of straight-lined rents were made during the nine months ended September 30, 2008.

Included in senior housing rental and related revenues were facility-level operating revenues for five senior housing properties that were previously leased on a triple-net basis. From time to time, tenants default on their leases, which causes us to take possession of the operations of the facility. We contract with third-party managers to manage these properties until a replacement tenant can be identified or the property can be sold. The operating revenues and expenses for these properties are included in senior housing rental and related revenues and operating expenses, respectively. The rental and related revenues for the nine months ended September 30, 2008 and 2007 for these facilities were $9.1 million and $8.4 million, respectively.

•                  Life science. Life science rental and related revenues increased primarily as a result of our acquisition of SEUSA on August 1, 2007. Included in life science rental and related revenues are lease termination fees of $18 million from a tenant in connection with the early termination of three leases on July 30, 2008.

•                  Medical office. Medical office rental and related revenues for the nine months ended September 30, 2007 includes $17.9 million from assets that are no longer consolidated and are now in our HCP Ventures IV, LLC joint venture (“HCP Ventures IV”). The decrease in medical office rental and related revenues resulting from HCP Ventures IV was partially offset by the additive effect of our MOB acquisitions during 2007.

Tenant recoveries.

	Nine Months Ended September 30,		Change
Segments	2008	2007	$	%
	(dollars in thousands)
Life science	$25,180	$8,429	$16,751	NM	(1)
Medical office	35,310	34,394	916	3%
Hospital	1,365	86	1,279	NM	(1)
Total	$61,855	$42,909	$18,946	44%

(1)   Percentage change not meaningful.

The increase in tenant recoveries for the nine months ended September 30, 2008 was primarily as a result of our acquisition of SEUSA on August 1, 2007, the additive effect of our acquisitions during 2007 and higher operating expenses in 2008, partially offset by the assets that are no longer consolidated and are now in HCP Ventures IV.

Income from direct financing leases.  Income from direct financing leases decreased $5.4 million to $43.6 million for the nine months ended September 30, 2008. The decrease was primarily due to two direct financing lease tenants exercising their purchase options on our leased assets during 2007. No purchase options were exercised during 2008.

Investment management fee income.  Investment management fee income decreased by $7.6 million to $4.4 million for the nine months ended September 30, 2008. The decrease in investment management fee income was primarily due to the acquisition fees earned related to our HCP Ventures II joint venture of $5.4 million on January 5, 2007 and HCP Ventures IV of $3.0 million on April 30, 2007. No acquisition fees were earned for the nine months ended September 30, 2008.

Depreciation and amortization expense.  Depreciation and amortization expense increased $49.8 million to $233.9 million for the nine months ended September 30, 2008. The increase was primarily related to our SEUSA acquisition. The increase in depreciation and amortization from our other acquisitions in 2007 was partially offset by the 2007 results from the assets contributed to HCP Ventures IV.

Operating expenses.

	Nine Months Ended September 30,		Change
Segments	2008	2007	$	%
	(dollars in thousands)
Senior housing	$10,343	$10,697	$(354)	(3)%
Life science	31,414	12,513	18,901	NM (1)
Medical office	101,968	103,288	(1,320)	(1)
Hospital	2,781	959	1,822	NM (1)
Total	$146,506	$127,457	$19,049	15%

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

The increase in operating expenses for the nine months ended September 30, 2008 was primarily as a result of our acquisition of SEUSA on August 1, 2007, the additive effect of our acquisitions during 2007 and higher operating expenses in 2008, partially offset by the assets that are no longer consolidated and are now in HCP Ventures IV.

General and administrative expenses.  General and administrative expenses increased $3.0 million to $56.9 million for the nine months ended September 30, 2008. Included in general and administrative expenses are merger and integration-related expenses associated with the SEUSA acquisition of $0.2 million for the nine months ended September 30, 2008 compared to $9.1 million associated with the CNL Retirement Properties, Inc., CNL Retirement Corp. and SEUSA mergers for the nine months ended September 30, 2007. Excluding the merger and integration-related expenses, the increase in general and administrative expenses was primarily due to an increase of $15.3 million related to compensation related expenses and professional and legal fees, partially offset by a decrease of $3.2 million related to write-offs of costs related to acquisitions not consummated and franchise taxes.

The information set forth under the heading “Legal Proceedings” of Note 12 to the Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, is incorporated herein by reference.

Impairments.  During the nine months ended September 30, 2008, we recognized impairments of $9.7 million related to five properties and $3.7 million related to intangible assets associated with the early termination of three leases. No properties or intangible assets were determined to be impaired during the nine months ended September 30, 2007.

Gain on sale of real estate interest.  On April 30, 2007, we sold an 80% interest in HCP Ventures IV, which resulted in a gain of $10.1 million. No similar transactions occurred during the nine months ended September 30, 2008.

Interest and other income, net.  For the nine months ended September 30, 2008, interest and other income, net increased $73.7 million to $128.4 million. This increase was primarily related to $63.5 million of interest income from our HCR ManorCare mezzanine loan investment made in December 2007 and $28.6 million related to the settlement of litigation with Tenet, which was partially offset by (i) $4.8 million of lower interest earned on cash balances in 2008; (ii) a $3.5 million prepayment penalty earned on a loan in 2007; (iii) an other-than-temporary impairment of $3.5 million incurred in 2008; and (iv) a decrease in gains from the sale of marketable debt securities of $3.0 million. For a more detailed description of our mezzanine loan investment, see Note 7 of the Condensed Consolidated Financial Statements and Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest expense.  Interest expense increased $10.6 million to $265.1 million for the nine months ended September 30, 2008. The increase was primarily due to $31.8 million of interest expense from the issuance of $1.1 billion of senior unsecured notes during 2007, $10.4 million from the increase in the average outstanding balance under our bridge loan and line of credit facilities and a hedging ineffectiveness charge of $2.4 million on a forward-starting interest rate swap contract that was settled on June 30, 2008. The increase in interest expense was partially offset by (i) an increase of $18.5 million of capitalized interest related to an increase in assets under development in our life science segment, (ii) a charge of $6.2 million related to the write-off of unamortized loan fees associated with our previous revolving line of credit facility that was terminated in 2007 and (iii) $5 million resulting from the repayment of $300 million senior unsecured floating rate notes in September 2008.

Income taxes.  For the nine months ended September 30, 2008, income taxes increased $5.2 million to $4.4 million. This increase is primarily due to higher levels of income from our taxable REIT subsidiaries.

Minority interests’ share in earnings.  For the nine months ended September 30, 2008, minority interests’ share in earnings decreased $0.9 million to $17.1 million. This decrease is primarily due to the conversions of 1.9 million of our minority interest DownREIT units into common stock during 2008. In addition, we expect that our purchase of Tenet’s minority interest in HCPP will decrease minority interests’ share in earnings in future periods. See Note 4 to the Consolidated Financial Statements for additional information on HCPP.

Discontinued operations.  The decrease of $203.3 million in income from discontinued operations to $245.8 million for the nine months ended September 30, 2008 compared to $449.1 million for the comparable period in the prior year is primarily due to a decrease in gains on real estate dispositions of $164.5 million and operating income from discontinued operations of $38.8 million. During the nine months ended September 30, 2008, we sold 47 properties for $629 million, as compared to 89 properties for $896 million in the year ago period. Discontinued operations for the nine months ended September 30, 2008 included 54 properties compared to 151 properties for the nine months ended September 30, 2007. Included in discontinued operations during the nine months ended September 30, 2007 was $6 million of rental income we recognized, resulting from a change in estimate related to the collectability of straight-line rental income from Emeritus. No changes in estimates related to the collectability of straight-lined rents were made during the nine months ended September 30, 2008.

Liquidity and Capital Resources

Our revolving line of credit with a syndicate of banks had unused borrowing availability at September 30, 2008 of approximately $1.5 billion.  Our principal liquidity needs are to: (i) fund normal operating expenses, (ii) repay the $320 million remaining on the bridge loan, (iii) meet other debt service requirements, including $317 million of our mortgage debt maturing in the remainder of 2008 and in 2009, (iv) fund capital expenditures, including tenant improvements and leasing costs, (v) fund acquisition and development activities, and (vi) make minimum distributions required to maintain our REIT qualification under the Code. We believe these needs will be satisfied using cash flows generated by operations, provided by financing activities, sales of assets and/or contributions of assets to joint ventures during the next twelve months.

Access to capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as to fund future acquisitions and development through the issuance of additional securities or secured debt. Thus far during 2008 we have raised $1 billion of equity capital, $643 million from asset dispositions, $578 million from the placement of FNMA secured debt and $200 million in the bank term loan market this year through October 24, 2008. As of October 31, 2008, we had a credit rating of Baa3 (stable) from Moody’s, BBB (stable) from S&P and BBB (stable) from Fitch on our senior unsecured debt securities, and Ba1 (stable) from Moody’s, BB+ (stable) from S&P and BBB- (stable) from Fitch on our preferred securities. Recently there has been a decline in the availability of financing from the capital markets and widening credit spreads. Our ability to continue to access capital could be impacted by various factors including general market conditions and the continuing slowdown in the economy, interest rates, credit ratings on our securities, and any changes to these ratings, the market price of our capital stock, the performance of our portfolio, tenants, borrowers and operators, including any restructurings, disruptions or bankruptcies of our tenants, borrowers and operators, the perception of our potential future earnings and cash distributions, any unwillingness on the part of lenders to make loans to us and any deterioration in the financial position of lenders that might make them unable to meet their obligations to us.

Net cash provided by operating activities was $455.4 million and $309.8 million for the nine months ended September 30, 2008 and 2007, respectively. Cash flows from operations reflect increased revenues, partially offset by higher costs and expenses, and fluctuations in receivables, payables, accruals and deferred revenue. Our cash flows from operations are dependent upon the occupancy level of multi-tenant buildings, rental rates on leases, our tenants’ performance on their lease and loan obligations, the level of operating expenses and other factors.

Net cash provided by investing activities was $456.6 million during the nine months ended September 30, 2008 and principally reflects the proceeds of $629.4 million received from the sales of facilities and $132.4 million used to fund acquisitions and development of real estate. During the nine months ended September 30, 2008 and 2007, we used $44.7 million and $27.0 million, respectively, to fund lease commissions and tenant and capital improvements.

Net cash used in financing activities was $891.2 million for the nine months ended September 30, 2008 and included: (i) net repayments of $951.7 million of borrowings under our line of credit facility, (ii) repayments of $830.0 million of borrowings under our bridge loan, (iii) repayment of $300.0 million of senior unsecured notes, (iv) repayment of mortgage debt aggregating $63.7 million, and (v) payments of common and preferred dividends aggregating $337.1 million. The amount of cash used in financing activities was partially offset by proceeds of $1.1 billion from the issuance of common stock and $579.1 million from the placement of mortgage debt. In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income, excluding capital gains, to our stockholders. Accordingly, we intend to continue to make regular quarterly distributions to holders of our common and preferred stock.

At September 30, 2008, we held approximately $16.9 million in deposits and $26.1 million in irrevocable letters of credit from commercial banks securing tenants’ lease obligations and borrowers’ loan obligations. We may draw upon the letters of credit or depository accounts if there are defaults under the related leases or loans. Amounts available under letters of credit could change based upon facility operating conditions and other factors, and such changes may be material.

Debt

Bank line of credit, bridge loan and term loan. Our revolving line of credit with a syndicate of banks provided for an aggregate $1.5 billion of borrowing capacity at September 30, 2008. This revolving line of credit facility accrues interest at a rate per annum equal to LIBOR plus a margin ranging from 0.325% to 1.00%, depending upon our debt ratings. We pay a facility fee on the entire revolving commitment ranging from 0.10% to 0.25%, depending upon our debt ratings. Based on our debt ratings on September 30, 2008, the margin on the revolving line of credit facility was 0.55% and the facility fee was 0.15%. Our revolving line of credit facility matures on August 1, 2011.

At September 30, 2008, the outstanding balance of our bridge loan was $520 million. The bridge loan had an initial maturity date of July 31, 2008 that has been extended to January 31, 2009 through the exercise of an extension option. We have an additional 6-month extension option, subject to debt compliance and extension fees, which could be used to extend the maturity date to July 31, 2009 from January 31, 2009. This bridge loan accrues interest at a rate per annum equal to LIBOR plus a margin ranging from 0.425% to 1.25%, depending upon our debt ratings (weighted average effective interest rate of 3.38% at September 30, 2008). Based on our debt ratings on September 30, 2008, the margin on the bridge loan facility was 0.70%.

Our revolving line of credit facility and bridge loan contain certain financial restrictions and other customary requirements, including cross-default provisions to other indebtedness. A portion of these financial covenants become more restrictive through the period ending March 31, 2009. Among other things, these covenants, using terms defined in the agreement (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 65%, (iii) require a Fixed Charge Coverage ratio of 1.75 times, and (iv) require a formula-determined Minimum Consolidated Tangible Net Worth of $4.2 billion at September 30, 2008. At September 30, 2008, we were in compliance with each of these restrictions and requirements of our credit revolving credit facility and bridge loan.

On October 24, 2008, we entered into a credit agreement with a syndicate of banks for a $200 million unsecured term loan, which matures on August 1, 2011. The term loan accrues interest at a rate per annum equal to LIBOR plus a margin ranging from 1.825% to 2.375% depending upon our debt ratings. Based on our debt rating on October 24, 2008, the margin on the term loan is 2.00%. We received net proceeds of $197 million, which were used to repay a portion of our outstanding indebtedness under our bridge loan facility. The term loan contains certain financial restrictions and other customary requirements, similar to those included in our revolving line of credit and bridge loan.

Senior unsecured notes.  At September 30, 2008, we had $3.5 billion in aggregate principal amount of senior unsecured notes outstanding. Interest rates on the notes ranged from 3.72% to 7.07% with a weighted average rate of 6.25% at September 30, 2008. Discounts and premiums are amortized to interest expense over the term of the related debt.

Mortgage debt.  At September 30, 2008, we had $1.8 billion in mortgage debt secured by 227 healthcare facilities with a carrying amount of $3.6 billion. Interest rates on the mortgage notes ranged from 2.21% to 8.63% with a weighted average rate of 6.02% at September 30, 2008.

In May 2008, we placed $259 million of seven-year mortgage financing on 21 of our senior housing assets. The assets are cross-collateralized and the debt has a fixed interest rate of 5.83%. The proceeds were used to repay outstanding indebtedness under our revolving line of credit facility and bridge loan.

In September 2008, we placed mortgage financing on our senior housing assets through Fannie Mae aggregating $319 million, which was comprised of $140 million of five-year mortgage financing on four assets and $179 million of eight-year financing on 12 assets. The assets are cross-collateralized and the debt has a weighted-average fixed interest rate of 6.39%. We received net proceeds aggregating $312 million, which were used to repay our outstanding indebtedness under our revolving line of credit facility.

Other debt.  At September 30, 2008, we had $102.6 million of non-interest bearing Life Care Bonds at two of our CCRCs and non-interest bearing occupancy fee deposits at another of our senior housing facilities, all of which were payable to certain residents of the facilities (collectively “Life Care Bonds”). At September 30, 2008, $41.0 million of the Life Care Bonds were refundable to the residents upon the resident moving out or to their estate upon death, and $61.6 million of the Life Care Bonds were refundable after the units are successfully remarketed to new residents.

Derivative Instruments.  During October and November 2007, we entered into two forward-starting interest rate swap contracts with notional amounts aggregating $900 million. In June 2008, we terminated these hedges per the cash settlement provisions of the derivative contracts. The termination of the $500 million notional contract resulted in a payment of $14.8 million and the termination of the $400 million notional contract resulted in a cash receipt of $5.2 million. We also have three interest rate swap contracts outstanding at September 30, 2008 which are hedging the fluctuations in interest payments on variable rate secured debt. On September 30, 2008, these interest rate swap contracts had an aggregate notional and fair value of $45.6 million and a $0.7 million liability, respectively. For a more detailed description of our derivative financial instruments, see Note 15 of the Condensed Consolidated Financial Statements and Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Debt Maturities

The following table summarizes our stated debt maturities and scheduled principal repayments, excluding debt premiums and discounts, at September 30, 2008 (in thousands):

Year	Bank Line of Credit	Bridge Loan(1)	Senior Notes	Mortgage Debt	Other Debt	Total
2008 (3 months)	$—	$—	$—	$43,073	$102,602	$145,675
2009	—	320,000	—	274,169	—	594,169
2010	—	—	206,421	298,453	—	504,874
2011	—	200,000	300,000	137,310	—	637,310
2012	—	—	250,000	108,625	—	358,625
Thereafter	—	—	2,787,000	937,904	—	3,724,904
	$—	$520,000	$3,543,421	$1,799,534	$102,602	$5,965,557

(1)   On October 24, 2008, we entered into a credit agreement with a syndicate of banks for a $200 million term loan. The above table reflects the reclassification of the portion of the bridge loan that was repaid with proceeds from the term loan, which matures on August 1, 2011.

Equity

During the nine months ended September 30, 2008, we issued approximately 397,000 shares of our common stock under our Dividend Reinvestment and Stock Purchase Plan, at an average price per share of $32.04, for aggregate proceeds of $12.8 million. We also received $11.7 million in proceeds from stock option exercises. At September 30, 2008, stockholders’ equity totaled $5.3 billion and our equity securities had a market value of $10.3 billion.

On April 2, 2008, we issued 17 million shares of our common stock and used the net proceeds received of approximately $560 million to repay a portion of our outstanding indebtedness under our revolving line of credit facility.

On August 11, 2008, we issued 14.95 million shares of our common stock. We received approximately $481 million of net proceeds, which were used to repay a portion of our outstanding indebtedness under our bridge loan facility.

At September 30, 2008, there were a total of 5.6 million DownREIT units outstanding in six limited liability companies in which we are the managing member: (i) HCPI/Tennessee, LLC; (ii) HCPI/Utah, LLC; (iii) HCPI/Utah II, LLC; (iv) HCP DR California, LLC; (v) HCP DR Alabama, LLC; and (vi) HCP DR MCD, LLC. The DownREIT units are redeemable for an amount of cash approximating the then-existing market value of shares of our common stock or, at our option, shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications). In April 2008, as a result of the non-managing member converting its remaining HCPI/Indiana, LLC DownREIT units, HCPI/Indiana, LLC became a wholly-owned subsidiary.

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

Contractual Obligations

The following table summarizes our material contractual payment obligations and commitments at September 30, 2008 (in thousands):

	Total	Less than One Year	2009-2010	2011-2012	More than Five Years
Senior unsecured notes and mortgage debt	$5,342,955	$43,073	$779,043	$795,935	$3,724,904
Development commitments(1)	26,725	3,370	23,355	—	—
Bridge loan(2)	520,000	—	320,000	200,000	—
Ground and other operating leases	180,598	928	7,161	7,023	165,486
Other debt	102,602	102,602	—	—	—
Interest	1,930,060	86,124	617,381	506,260	720,295
Total	$8,102,940	$236,097	$1,746,940	$1,509,218	$4,610,685

(1)   Represents construction and other commitments for developments in progress.

(2)   On October 24, 2008, we entered into a credit agreement with a syndicate of banks for a $200 million term loan. The above table reflects the reclassification of the portion of the bridge loan that was repaid with proceeds from the term loan, which matures on August 1, 2011.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.  At September 30, 2008, we were exposed to market risks related to fluctuations in interest rates on approximately: (i) $520 million of variable rate bridge financing, (ii) $197 million of variable rate mortgage notes payable and (iii) $25 million of variable rate senior unsecured notes, which was partially offset by $1.0 billion of variable rate mezzanine loans receivable. Of the $197 million of variable rate mortgage notes payable outstanding, $46 million has been hedged utilizing interest rate swap contracts. Of our consolidated debt of $6.0 billion at September 30, 2008, excluding the $46 million of variable rate secured debt where the rates have been swapped to a fixed rate, approximately 12% is at variable interest rates.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt, fixed rate loans receivable or marketable debt securities unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, movements in interest rates on variable rate debt and loans receivable would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a one percentage point increase in the interest rates related to the variable-rate debt and variable-rate loans, and assuming no change in the outstanding balances as of September 30, 2008, interest expense, net of interest income, for 2008 would decrease by approximately $2.6 million, or $0.01 per common share on a diluted basis.

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

For the nine month period ending September 30, 2008, we had three interest rate swap contracts outstanding which are designated in qualifying cash flow hedging relationships. In June 2008, the interest rate swap contracts have an aggregate notional amount and fair value of $45.6 million and a $0.7 million liability, respectively. The derivative contracts mature in July 2020 and are currently recognized in accounts payable and accrued liabilities.

To illustrate the effect of movements in the interest rate markets, we performed a market sensitivity analysis on the noted hedging instruments. To do so, we applied various basis point spreads to the underlying interest rates in order to determine the effect on the instruments’ fair value. The following table summarizes the analysis performed (dollars in thousands):

		Effects of Change in Interest Rates
Date Entered	Maturity Date	50 Basis Points	–50 Basis Points	100 Basis Points	–100 Basis Points
July 13, 2005	July 15, 2020	$1,938	$(2,444)	$4,129	$(4,635)

During October and November 2007, we entered into two forward-starting interest rate swap contracts with notional amounts aggregating $900 million. The interest rate swap contracts were designated in qualifying cash flow hedging relationships to hedge our exposure to fluctuations in the benchmark interest rate component of interest payments on forecasted unsecured, fixed-rate debt expected to be issued during the current fiscal year. As of September 30, 2008, we terminated these hedges per the cash settlement provisions of the derivative contracts. The termination of the $500 million notional contract resulted in a payment of $14.8 million and the termination of the $400 million notional contract resulted in a cash receipt of $5.2 million. At September 30, 2008, we expect that the hedged forecasted transactions remain probable of occurring in accordance with the designated assertions.

We assess and document, both at the hedging instrument’s inception and on a quarterly basis thereafter, to determine whether the derivatives are highly effective in offsetting changes in cash flows associated with their underlying hedged items. If it is determined that a derivative ceases to be highly effective as a hedge, or that it is probable the underlying forecasted transaction will not occur, we will discontinue hedge accounting prospectively and reclassify amounts recorded to accumulated other comprehensive income (loss) to earnings. It is possible that the amounts we may recognize in earnings at a future date could be significant to our results of operations.

Market Risk.  We are directly and indirectly affected by changes in the equity and debt markets. Strain on the capital markets, an unfavorable credit environment, and current market conditions can affect the fair value of our equity and debt investments as well as influence our borrowing costs. These investments in marketable debt and equity securities are classified as available for sale. Gains and losses on these securities are recognized in income when realized and other-than-temporary impairment may be periodically recorded when identified. The initial indicator of impairment for marketable equity securities is a sustained decline in market price below the cost basis recorded for that investment. We consider a variety of factors, such as: the length of time and the extent to which the market value has been less than cost; the issuer’s financial condition, capital strength and near-term prospects; any recent events specific to that issuer and economic conditions of its industry; and our investment horizon in relation to an anticipated near-term recovery in the stock or bond price, if any. At September 30, 2008, the fair value of marketable equity securities was $9.4 million and cost basis, or the new basis for those securities where a recognized loss was recorded as a result of an other-than-temporary impairment, was $8.7 million. At September 30, 2008, the fair value of marketable debt securities was $274.6 million, with a cost basis of $291.1 million. We believe that we have the intent and ability to hold our marketable equity securities that have unrealized losses for a period of time sufficient to allow the anticipated recovery in market value. However, we may determine in future periods, based on the market price of the investments and other factors, that such unrealized losses are other-than-temporary and recognize the losses in earnings, which could be significant to our results of operations.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based upon that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

The legal proceeding disclosed in the previous Quarterly Report relating to the Company’s litigation with Tenet Healthcare Corporation (filed on May 8, 2007 in the Superior Court of the State of California for the County of Los Angeles) was settled on September 19, 2008. The settlement provided for, among other things, the sale of a hospital in Tarzana, California, the purchase of Tenet’s interest in a joint venture and the extension of the terms of three other hospitals leased by the Company to Tenet. All claims pending in the Superior Court of the State of California were formally dismissed on September 26, 2008, and the claims in the arbitration proceedings were formally dismissed on October 1, 2008.

Item 1A.  Risk Factors

There are no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2007. Please refer to those filings for disclosures regarding the risks and uncertainties related to our business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)

None.

(b)

None.

(c)

The table below sets forth information with respect to purchases of our common stock made by us or on our behalf or by any “affiliated purchaser,” as such term is defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, during the quarter ended September 30, 2008.

Period Covered	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number Of Shares (Or Units) Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number (Or Approximate Dollar Value) Of Shares (Or Units) That May Yet Be Purchased Under The Plans Or Programs
July 1-31, 2008	573	$35.38	—	—
August 1-31, 2008	9,159	35.89	—	—
September 1-30, 2008	328	34.28	—	—
Total	10,060	$35.80	—	—

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

4.30

Acknowledgment and Consent, dated as of May 11, 2007, by and among Zions First National Bank, KC Gardner Company, L.C., HCPI/Utah, LLC, Gardner Property Holdings, L.C. and HCP (incorporated herein by reference to Exhibit 4.29 to HCP’s Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2007).

4.31

Acknowledgment and Consent, dated as of May 11, 2007, by and among Zions First National Bank, KC Gardner Company, L.C., HCPI/Utah II, LLC, Gardner Property Holdings, L.C. and HCP (incorporated herein by reference to Exhibit 4.30 to HCP’s Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2007).

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

10.14

Form of Restricted Stock Agreement for employees and consultants, effective as of May 7, 2003, relating to HCP’s Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.30 to HCP’s Annual Report on Form 10-K (File No. 1-08895) for the year ended December 31, 2003).*

10.15

Form of Restricted Stock Agreement for directors, effective as of May 7, 2003, relating to HCP’s Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.31 to HCP’s Annual Report on Form 10-K (File No. 1-08895) for the year ended December 31, 2003).*

10.16

Amended and Restated Executive Retirement Plan, effective as of May 7, 2003 (incorporated herein by reference to Exhibit 10.34 to HCP’s Annual Report on Form 10-K (File No. 1-08895) for the year ended December 31, 2003).*

10.17

Form of CEO Performance Restricted Stock Unit Agreement with five-year installment vesting (incorporated herein by reference to Exhibit 10.17 to HCP’s Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended March 31, 2008).*

10.18

Form of CEO Performance Restricted Stock Unit Agreement with three-year cliff vesting (incorporated herein by reference to Exhibit 10.18 to HCP’s Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended March 31, 2008).*

10.19

Form of employee Performance Restricted Stock Unit Agreement with five-year installment vesting (incorporated herein by reference to Exhibit 10.19 to HCP’s Annual Report on Form 10-K, as amended (filed No. 1-08895) for the year ended December 31, 2007).*

10.20

CEO Restricted Stock Unit Agreement, relating to HCP’s Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.29 to HCP’s Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2005).*

10.21

Form of directors and officers Indemnification Agreement (incorporated herein by reference to Exhibit 10.21 to HCP’s Annual Report on Form 10-K, as amended (filed No. 1-08895) for the year ended December 31, 2007).*

10.22

Form of employee Nonqualified Stock Option Agreement with five-year installment vesting (incorporated herein by reference to Exhibit 10.37 to HCP’s Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2006).*

10.23

Form of non-employee director Restricted Stock Award Agreement with five-year installment vesting, (incorporated herein by reference to Exhibit 10.38 to HCP’s Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2006).*

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

10.38	Executive Bonus Program (incorporated herein by reference to HCP’s Current Report on Form 8-K (File No. 1-08895), filed January 31, 2008.

31.1	Certification by James F. Flaherty III, HCP’s Chief Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification by Mark A. Wallace, HCP’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).

32.1	Certification by James F. Flaherty III, HCP’s Chief Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	Certification by Mark A. Wallace, HCP’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

100.INS	XBRL Instance Document.**

100.SCH	XBRL Taxonomy Extension Schema Document.**

100.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

100.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

100.LAB	XBRL Taxonomy Extension Labels Linkbase Document.**

100.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*                 Management Contract or Compensatory Plan or Arrangement.

**          Attached as Exhibit 100 to this Quarterly Report on Form 10-Q are the following materials, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets at September 30, 2008 and December 31, 2007, (ii) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2008 and 2007, (iii) the Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2008 and (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007. Users of this data are advised pursuant to Rule 401 of Regulation S-T that the financial information contained in the XBRL documents is unaudited and unreviewed and these are not the official publicly filed financial statements of the Company. The purpose of submitting these XBRL formatted documents is to test the related format and technology and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions.

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

Date: November 4, 2008	HCP, Inc.

(Registrant)

/s/ Mark A. Wallace
Mark A. Wallace
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ George P. Doyle
George P. Doyle
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)