Form 10-K
period 2008-12-31
HCP, INC.
filed 2009-02-27
CIK 765880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

          Indicate by check mark whether the registrant; (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (! 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.)    Yes ☐ No ☒

          State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $7.5 billion.

          As of February 17, 2009 there were 253,929,108 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the definitive Proxy Statement for the registrant's 2009 Annual Meeting of Stockholders have been incorporated by reference into Part III of this Report.

PART I

        All references in this report to "HCP," the "Company," "we," "us" or "our" mean HCP, Inc. together with its consolidated subsidiaries. Unless the context suggests otherwise, references to "HCP, Inc." mean the parent company without its subsidiaries.

ITEM 1.    Business

Business Overview

        HCP, an S&P 500 company, invests primarily in real estate serving the healthcare industry in the United States. We are a self-administered, Maryland real estate investment trust ("REIT") organized in 1985. We are headquartered in Long Beach, California, with offices in Chicago, Illinois; Nashville, Tennessee; and San Francisco, California. We acquire, develop, lease, manage and dispose of healthcare real estate and provide financing to healthcare providers. Our portfolio is comprised of investments in the following five healthcare segments: (i) senior housing, (ii) life science, (iii) medical office, (iv) hospital, and (v) skilled nursing. We make investments within our five healthcare segments using the following five investment products: (i) properties under lease, (ii) investment management, (iii) developments, (iv) mezzanine loans, and (v) non-managing member LLCs ("DownREITs").

        The delivery of healthcare services requires real estate and, as a result, tenants and operators depend on real estate, in part, to maintain and grow their businesses. We believe that the healthcare real estate market provides investment opportunities due to the:

  •
  Compelling demographics driving the demand for healthcare services;

  •
  Specialized nature of healthcare real estate investing; and

  •
  Ongoing consolidation of the fragmented healthcare real estate sector.

        Our website address is www.hcpi.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on our website, free of charge, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the United States ("U.S.") Securities and Exchange Commission ("SEC").

Healthcare Industry

        Healthcare is the single largest industry in the U.S. based on Gross Domestic Product ("GDP"). According to the National Health Expenditures report dated January 2009 by the Centers for Medicare and Medicaid Services ("CMS"), the healthcare industry was projected to represent 17.6% of U.S. GDP in 2009.

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

  Portfolio Diversification

        We believe in maintaining a portfolio of healthcare investments diversified by segment, geography, operator, tenant and investment product. Diversification reduces the likelihood that a single event would materially harm our business and allows us to take advantage of opportunities in different markets based on individual market dynamics. While pursuing our strategy of diversification, we monitor, but do not limit, our investments based on the percentage of our total assets that may be invested in any one property type, investment product, geographic location, the number of properties which we may lease to a single operator or tenant, or loans we may make to a single borrower. With investments in multiple segments and investment products, we can focus on opportunities with the best risk/reward profile for the portfolio as a whole.

  Conservative Financing

        We believe a conservative balance sheet is important to our ability to execute our opportunistic investing approach. We strive to maintain a conservative balance sheet by actively managing our debt-to-equity levels and maintaining multiple sources of liquidity, such as our revolving line of credit, access to capital markets and secured debt lenders and our ability to divest of assets. Our debt is primarily fixed rate, which reduces the impact of rising interest rates on our operations. Generally, we attempt to match the duration of our investments with fixed-rate financing.

        We may structure transactions as master leases, require operator or tenant insurance and indemnifications, obtain enhancements in the form of guarantees, letters of credit or security deposits, and take other measures to mitigate risk. We finance our investments based on our evaluation of available sources of funding. For short-term purposes, we may utilize our revolving line of credit or arrange for other short-term borrowings from banks or other sources. We arrange for longer-term financing through offerings of securities, placement of mortgage debt and capital from other institutional lenders and equity investors.

        We specifically incorporate by reference into this section the information set forth in Item 7, "2008 Transaction Overview," included elsewhere in this report.

Competition

        Investing in real estate is highly competitive. We face competition from other REITs, investment companies, private equity and hedge fund investors, sovereign funds, healthcare operators, lenders, developers and other institutional investors, some of whom have greater resources and lower costs of capital than us. Increased competition makes it more challenging for us to identify and successfully capitalize on opportunities that meet our objectives. Our ability to compete is also impacted by national and local economic trends, availability of investment alternatives, availability and cost of capital, construction and renovation costs, existing laws and regulations, new legislation and population trends.

        Rental income from our facilities is dependent on the ability of our operators and tenants to compete with other operators and tenants on a number of different levels, including: the quality of care provided, reputation, the physical appearance of a facility, price and range of services offered, alternatives for healthcare delivery, the supply of competing properties, physicians, staff, referral sources, location, the size and demographics of the population in the surrounding area, and the financial condition of our tenants and operators. Private, federal and state payment programs and the effect of laws and regulations may also have a significant influence on the profitability of our tenants and operators. For a discussion of the risks associated with competitive conditions affecting our business, see "Risk Factors" in Item 1A.

Healthcare Property Types

        Senior housing.    At December 31, 2008, we had interests in 264 senior housing facilities, including 25 facilities owned by our Investment Management Platform(1). Senior housing facilities include independent living facilities ("ILFs"), assisted living facilities ("ALFs") and continuing care retirement communities ("CCRCs"), which cater to different segments of the elderly population based upon their needs. Services provided by our operators or tenants in these facilities are primarily paid for by the residents directly or through private insurance and are less reliant on government reimbursement programs such as Medicaid and Medicare. Our senior housing property types are further described below:

  •
  Independent Living Facilities.  ILFs are designed to meet the needs of seniors who choose to live in an environment surrounded by their peers with services such as housekeeping, meals and activities. These residents generally do not need assistance with activities of daily living ("ADL"), such as bathing, eating and dressing. However, residents have the option to contract for these services. At December 31, 2008, we had interests in 49 ILFs.

  •
  Assisted Living Facilities.  ALFs are licensed care facilities that provide personal care services, support and housing for those who need help with ADL yet require limited medical care. The programs and services may include transportation, social activities, exercise and fitness programs, beauty or barber shop access, hobby and craft activities, community excursions, meals in a dining room setting and other activities sought by residents. These facilities are often in apartment-like buildings with private residences ranging from single rooms to large apartments. Certain ALFs may offer higher levels of personal assistance for residents with Alzheimer's disease or other forms of dementia. Levels of personal assistance are based in part on local regulations. At December 31, 2008, we had interests in 200 ALFs.

  •
  Continuing Care Retirement Communities.  CCRCs provide housing and health-related services under long-term contracts. This alternative is appealing to residents as it eliminates the need for relocating when health and medical needs change, thus allowing residents to "age in place." Some CCRCs require a substantial entry or buy-in fee and most also charge monthly maintenance fees in exchange for a living unit, meals and some health services. CCRCs typically require the individual to be in relatively good health and independent upon entry. At December 31, 2008, we had interests in 15 CCRCs.

        Our senior housing segment accounted for approximately 34%, 40% and 38% of total revenues for the years ended December 31, 2008, 2007 and 2006, respectively. The following table provides information about our senior housing operator concentration for the year ended December 31, 2008:

Operators	Percentage of Segment Revenues	Percentage of Total Revenues
Sunrise Senior Living, Inc. ("Sunrise")(2)	44%	15%
Brookdale Senior Living Inc. ("Brookdale")	19%	7%

(1)
Investment Management Platform represents the following joint ventures: (i) HCP Ventures II, (ii) HCP Ventures III, LLC, (iii) HCP Ventures IV, LLC, and (iv) the HCP Life Science ventures.

(2)
Certain of our properties are leased to tenants who have entered into management contracts with Sunrise to operate the respective property on their behalf. To determine our concentration of revenues generated from properties operated by Sunrise, we aggregate revenue from these tenants with revenue generated from the two properties that are leased directly to Sunrise. On December 1, 2008, we transitioned an 11-property portfolio to Emeritus Corporation that was previously operated by Sunrise. The percentage of segment revenues and total revenues for Sunrise includes revenues from the transferred properties for the 11-month period preceding the transfer date.

        In addition to the operator concentration above, HCP Ventures II, a 35% owned joint venture, leases 25 senior housing facilities to Horizon Bay Retirement Living. During the year ended December 31, 2008, HCP Ventures II's rental and related revenues were $83.4 million.

        Life science.    At December 31, 2008, we had interests in 104 life science properties, including eight facilities owned by our Investment Management Platform. These properties contain laboratory and office space primarily for biotechnology and pharmaceutical companies, scientific research institutions, government agencies and other organizations involved in the life science industry. While these properties contain similar characteristics to commercial office buildings, they generally contain more advanced electrical, mechanical and HVAC systems. The facilities generally have equipment including emergency generators, fume hoods, lab bench tops, and related amenities. In many instances life science tenants make significant investments to improve the space in addition to a landlord's improvement allowance to accommodate biology or chemistry research initiatives. Life science properties are primarily configured in business park or campus settings and include multiple facilities and buildings. The business park and campus settings allow us the opportunity to provide flexible, contiguous/adjacent expansion that accommodates the growth of existing tenants in place. Our properties are located in well established geographical markets known for scientific research, including San Francisco, San Diego and Salt Lake City.

        Our life science segment accounted for approximately 24%, 11% and 4% of total revenues for the years ended December 31, 2008, 2007 and 2006, respectively. The following table provides information about our life science tenant concentration for the year ended December 31, 2008:

Tenants	Percentage of Segment Revenues	Percentage of Total Revenues
Genentech, Inc. ("Genentech")	17%	4%
Amgen, Inc.	13%	3%

        Medical office.    At December 31, 2008, we had interests in 251 medical office buildings ("MOBs"), including 63 facilities owned by our Investment Management Platform. These facilities typically contain physicians' offices and examination rooms, and may also include pharmacies, hospital ancillary service space and outpatient services such as diagnostic centers, rehabilitation clinics and day-surgery operating rooms. While these facilities are similar to commercial office buildings, they require more plumbing, electrical and mechanical systems to accommodate multiple exam rooms that may require sinks in every room, and special equipment such as x-ray machines. Our MOBs are typically multi-tenant properties leased to multiple healthcare providers (hospitals and physician practices) and are primarily located on hospital campuses. Approximately 83% of our MOBs, based on square feet, are located on hospital campuses.

        Our medical office segment accounted for approximately 30%, 36% and 40% of total revenues for the years ended December 31, 2008, 2007 and 2006, respectively. During the year ended December 31, 2008, HCA, Inc. ("HCA"), as our tenant, contributed 15% of our medical office segment revenues.

        Hospital.    At December 31, 2008, we had interests in 24 hospitals, including four facilities owned by our Investment Management Platform. Services provided by our operators and tenants in these facilities are paid for by private sources, third-party payors (e.g., insurance and Health Maintenance Organizations ("HMOs")), or through the Medicare and Medicaid programs. Our hospital property types include acute care, long-term acute care, specialty and rehabilitation hospitals. Our hospitals are all leased to single tenants or operators under triple-net lease structures.

        Our hospital segment accounted for approximately 8%, 9% and 11% of total revenues for the years ended December 31, 2008, 2007 and 2006, respectively. The following table provides information about our hospital operator/tenant concentration for the year ended December 31, 2008:

Operators/Tenants	Percentage of Segment Revenues	Percentage of Total Revenues
Tenet Healthcare Corporation ("Tenet").	46%	4%
HCA	26%	7	%(1)

(1)
Percentage of total revenues from HCA includes revenues earned from both our medical office and hospital segments. In addition to lease-related revenues, we earned $24 million of interest income during the year ended December 31, 2008 from marketable debt securities issued by HCA. Including interest earned from marketable debt securities, we recognized income of $95 million from HCA during the year ended December 31, 2008.

        Skilled nursing.    At December 31, 2008, we had interests in 51 skilled nursing facilities ("SNFs"). SNFs offer restorative, rehabilitative and custodial nursing care for people not requiring the more extensive and sophisticated treatment available at hospitals. Ancillary revenues and revenues from sub-acute care services are derived from providing services to residents beyond room and board and include occupational, physical, speech, respiratory and intravenous therapy, wound care, oncology treatment, brain injury care and orthopedic therapy as well as sales of pharmaceutical products and other services. Certain skilled nursing facilities provide some of the foregoing services on an out-patient basis. Skilled nursing services provided by our operators and tenants in these facilities are primarily paid for either by private sources or through the Medicare and Medicaid programs. All of our SNFs are leased to single tenants under triple-net lease structures.

        Our skilled nursing segment accounted for approximately 4%, 4% and 7% of total revenues for the years ended December 31, 2008, 2007 and 2006, respectively. The following table provides information about our skilled nursing operator/tenant concentration for the year ended December 31, 2008:

Operators/Tenants	Percentage of Segment Revenues	Percentage of Total Revenues
Covenant Care	25%	1%
Kindred Healthcare, Inc.	22%	1%
Formation Capital	19%	1%

        In addition to our investments in assets under leases, our skilled nursing segment also includes an investment in mezzanine loans to HCR ManorCare. These loans have an aggregate face value of $1.0 billion, which we purchased, at a discount of approximately $100 million, as part of the financing for The Carlyle Group's $6.3 billion purchase of HCR ManorCare. These loans bear interest on their face amounts at a floating rate of one-month LIBOR plus 4.0%, and mature in January 2013. For the year ended December 31, 2008, we earned approximately $84 million of interest income from these mezzanine loans.

Investment Products

        Properties under lease.    At December 31, 2008, our investment in properties leased to third parties aggregated approximately $10 billion representing 586 properties, including 30 properties accounted for as direct financing leases ("DFLs"). We primarily generate revenue by leasing properties under long-term leases. Most of our rents and other earned income from leases are received under triple-net leases or leases that provide for substantial recovery of operating expenses. However, some of our medical office building ("MOBs") and life science facility rents are structured under gross or modified gross leases. Accordingly, for such gross or modified gross leases, we incur certain property operating expenses, such as real estate taxes, repairs and maintenance, property management fees, utilities and insurance.

        Our ability to grow rental income from properties under lease depends, in part, on our ability to (i) increase rental income and other earned income from leases by increasing rental rates and occupancy levels, (ii) maximize tenant recoveries and (iii) control non-recoverable operating expenses. Most of our leases include annual base rent escalation clauses that are either predetermined fixed increases or are a function of an inflation index.

        Investment Management.    At December 31, 2008, our Investment Management Platform aggregated $2.0 billion in investments, representing 100 properties. We co-invest in real estate properties with institutional investors through joint ventures structured as partnerships or limited liability companies. We target institutional investors with long-term investment horizons who seek to benefit from our expertise in healthcare real estate. Predominantly, we retain minority interests in the joint ventures ranging from 20% to 63% and serve as the managing member. These ventures generally allow us to earn acquisition and asset management fees, and have the potential for promoted interests or incentive distributions based on performance of the joint venture.

        Developments.    At December 31, 2008, our investment in properties under development, including redevelopment, or land held for future development, aggregated $577 million. We generally commit to development projects that are at least 50% pre-leased or when we believe that market conditions will support speculative construction. We work closely with our local real estate service providers, including brokerage, property management, project management and construction management companies to assist us in evaluating development proposals and completing developments. Our development investments are primarily in our life science and medical office segments.

        Mezzanine loans.    At December 31, 2008, our mezzanine loans and other debt investments aggregated $1.3 billion. Our mezzanine loans are generally secured by a pledge of ownership interests of an entity or entities, which directly or indirectly own properties, and are subordinate to more senior debt, including mortgages and more senior mezzanine loans. Our other debt investments consist primarily of marketable debt securities issued by healthcare providers and mortgages secured by healthcare real estate or real estate interests.

        DownREITs.    Our DownREIT partnership structure enables us to acquire and hold real estate properties in an operating partnership. In connection with the formation of certain DownREIT partnerships, many partners contribute appreciated real estate to the DownREIT in exchange for DownREIT units that can be redeemed, or, at our election, exchanged at some future date for shares of our stock. These contributions are generally tax-deferred, so that the pre-contribution gain related to the property is not taxed to the contributing partner. However, if the contributed property is later sold by the partnership, the unamortized pre-contribution gain that exists at the date of sale is specially allocated and taxed to the contributing partners. Since the formation of our first DownREIT partnership, we have acquired more than $1.0 billion of properties through DownREIT structures.

Portfolio Summary

        At December 31, 2008, we managed $13.2 billion of investments owned in our Owned Portfolio and Investment Management Platform. At December 31, 2008, we also owned $577 million of assets under development, including redevelopment, or land held for future development.

Owned Portfolio

        As of December 31, 2008, our properties under lease and debt investments in our Owned Portfolio consisted of the following (square feet and dollars in thousands):

				2008
Segment	Number of Properties	Capacity(1)	Investment(2)	NOI(3)	Interest Income(4)
Senior housing	239	25,822 Units	$4,145,965	$337,533	$1,184
Life science	96	6,126 Sq. ft.	2,810,577	198,788	—
Medical office	188	12,952 Sq. ft.	2,125,280	173,442	—
Hospital	20	2,620 Beds	1,008,506	81,518	44,515
Skilled nursing	51	6,123 Beds	1,172,212	35,982	85,858

Total	594		$11,262,540	$827,263	$131,557

        See Note 16 to the Consolidated Financial Statements in this report for additional information on our business segments.

(1)
Senior housing facilities are measured in units (e.g., studio, one or two bedroom units). Life science facilities and medical office buildings are measured in square feet. Hospitals and skilled nursing facilities are measured in licensed bed count.

(2)
Investment represents (i) the carrying amount of real estate assets, including intangibles, after adding back accumulated depreciation and amortization, excluding assets held for sale and classified as discontinued operations and (ii) the carrying amount of direct financing leases and debt investments, excluding interest accretion.

(3)
Net Operating Income from Continuing Operations ("NOI") is a non-GAAP supplemental financial measure used to evaluate the operating performance of real estate properties. For the reconciliation of NOI to net income for 2008, refer to Note 16 in our Consolidated Financial Statements.

(4)
Interest income represents income earned from our mezzanine loans and other debt investments, which is included in interest and other income, net in our consolidated statements of income.

        At December 31, 2008, in addition to our investments in properties under lease and debt investments, we own $577 million in assets under development, including redevelopment, and land held for future development.

Investment Management Platform

        As of December 31, 2008, our Investment Management Platform consisted of the following properties under lease (square feet and dollars in thousands):

Segment	Number of Properties	Capacity(1)	HCP's Ownership Interest	Joint Venture Investment(2)	Total Revenues	Total Operating Expenses
Senior housing	25	5,629 Units	35%	$1,100,085	$83,421	$4
Life science	8	389 Sq. ft.	20 - 63%	104,182	12,022	1,993
Medical office	63	3,369 Sq. ft.	20 - 30%	690,652	78,226	32,189
Hospital	4	N/A(3)	20%	81,373	7,920	862

Total	100			$1,976,292	$181,589	$35,048

(1)
Senior housing facilities are measured in units (e.g., studio, one or two bedroom units), life science facilities and medical office buildings are measured in square feet and hospitals are measured in licensed bed count.

(2)
Represents the joint ventures' carrying amount of real estate assets, including intangibles, after adding back accumulated depreciation and amortization.

(3)
Information not provided by the respective operator or tenant.

Employees of HCP

        At December 31, 2008, we had 144 full-time employees, none of whom are subject to a collective bargaining agreement.

Taxation of HCP, Inc.

        HCP, Inc. believes that it has operated in such a manner as to qualify for taxation as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its taxable year ended December 31, 1985, and it intends to continue to operate in such a manner. No assurance can be given that HCP, Inc. has operated or will be able to continue to operate in a manner so as to qualify or to remain so qualified. For a description of the risks associated with HCP, Inc.'s REIT structure and the related tax provisions governing HCP, Inc., see "Risk Factors—Tax and REIT-Related Risks" in Item 1A. of this report. This summary is qualified in its entirety by the applicable Code provisions, rules and regulations promulgated thereunder, and administrative and judicial interpretations thereof.

        If HCP, Inc. qualifies for taxation as a REIT, it will generally not be required to pay federal corporate income taxes on the portion of its net income that is currently distributed to stockholders. This treatment substantially eliminates the "double taxation" (i.e., taxation at the corporate and stockholder levels) that generally results from investment in a corporation. However, HCP, Inc. will be required to pay federal income tax under certain circumstances.

        The Code defines a REIT as a corporation, trust or association which meets the following statutory requirements: (i) it is managed by one or more trustees or directors; (ii) its beneficial ownership is evidenced by transferable shares, or by transferable certificates of beneficial interest; (iii) it would be taxable as a domestic corporation, but for Sections 856 through 860 of the Code; (iv) it is neither a financial institution nor an insurance company subject to certain provisions of the Code; (v) its beneficial ownership is held by 100 or more persons; (vi) during the last half of each taxable year not more than 50% in value of its outstanding stock is owned, actually or constructively, by five or fewer individuals; and (vii) it meets certain other tests, described below, regarding the amount of its distributions and the nature of its income and assets. The Code provides that conditions (i) to (iv), inclusive, must be met during the entire taxable year and that condition (v) must be met during at least 335 days of a taxable year of 12 months, or during a proportionate part of a taxable year of less than 12 months. In addition, conditions (v) and (vi) do not apply in the first taxable year for which an election to be treated as a REIT is effective.

        At the close of each taxable year, HCP, Inc. must meet two gross income requirements. First, for each taxable year, at least 75% of HCP, Inc.'s gross income (excluding gross income from "prohibited transactions" (as defined below), certain hedging transactions entered into after July 30, 2008, and certain foreign currency gains recognized after July 30, 2008) must be derived directly or indirectly from investments relating to real property, including rents from real property, or mortgages, certain mezzanine loans or from certain types of temporary investment income. Second, at least 95% of HCP, Inc.'s gross income for each taxable year (excluding gross income from prohibited transactions, certain hedging transactions, and certain foreign currency gains recognized after July 30, 2008) must be derived from income that qualifies under the 75% test and other dividends, interest and gain from the sale or other disposition of stock or securities. A "prohibited transaction" is a sale or other disposition of property (other than foreclosure property) held for sale to customers in the ordinary course of business. Under newly enacted legislation, after January 1, 2009, rents received by HCP, Inc. from the lease of certain healthcare properties to its taxable REIT subsidiaries (each a "TRS" and collectively, "TRSs") may qualify as rents for purposes of the gross income requirements if the property is operated on behalf of the TRS by a person that is an independent contractor and certain other requirements are met.

        At the close of each quarter of HCP, Inc.'s taxable year, it must also satisfy four tests relating to the nature of its assets. First, at least 75% of the value of HCP, Inc.'s total assets must be represented by real estate assets (including shares of stock of other REITs), cash, cash items, or government securities. For purposes of this test, the term "real estate assets" generally means real property (including interests in real property and mortgages, and certain mezzanine loans) and shares in other REITs, as well as any stock or debt instrument attributable to the investment of the proceeds of a stock offering or a public debt offering with a term of at least five years, but only for the one-year period beginning on the date the proceeds are received. Second, not more than 25% of HCP, Inc.'s total assets may be represented by securities other than those in the 75% asset class. Third, of the investments included in the 25% asset class and except for certain investments in other REITs, "qualified REIT subsidiaries" and TRSs, the value of any one issuer's securities owned by HCP, Inc. may not exceed 5% of the value of HCP, Inc.'s total assets, and HCP, Inc. may not own more than 10% of the vote or value of the securities of any one issuer. Solely for purposes of the 10% value test, however, certain securities including, but not limited to, securities having specified characteristics ("straight debt"), loans to an individual or an estate, obligations to pay rents from real property and securities issued by a REIT, are disregarded as securities. Fourth, not more than 20% (25% for taxable years beginning on or after January 1, 2009) of the value of HCP, Inc.'s total assets may be represented by securities of one or more TRSs.

        HCP, Inc., directly and indirectly, owns interests in various partnerships and limited liability companies. In the case of a REIT that is a partner in a partnership or a member of a limited liability company that is treated as a partnership under the Code, for purposes of the REIT asset and income tests, the REIT will be deemed to own its proportionate share of the assets of the partnership or limited liability company and will be deemed to be entitled to its proportionate share of gross income of the partnership or limited liability company, in each case, determined in accordance with the REIT's capital interest in the entity (subject to special rules related to the 10% asset test). The ownership of an interest in a partnership or limited liability company by a REIT may involve special tax risks, including the challenge by the Internal Revenue Service of the allocations of income and expense items of the partnership or limited liability company, which would affect the computation of taxable income of the REIT, and the status of the partnership or limited liability company as a partnership (as opposed to an association taxable as a corporation) for federal income tax purposes.

        HCP, Inc. also owns interests in a number of subsidiaries which are intended to be treated as qualified REIT subsidiaries ("QRS"). A corporation will qualify as a qualified REIT subsidiary of HCP, Inc. if HCP, Inc. owns 100% of the outstanding stock of the corporation directly or through other disregarded entities, and HCP, Inc. does not elect with the subsidiary to treat it as a "taxable REIT subsidiary," (or "TRS"), as described below. A QRS is not treated as a separate corporation for federal income tax purposes and all assets, liabilities and items of income, deduction and credit of such subsidiaries will be treated as the assets, liabilities and such items of HCP, Inc. for purposes of the REIT income and asset tests. If any partnership, limited liability company or QRS in which HCP, Inc. owns an interest were treated as a corporation (other than a TRS or a REIT) for federal income tax purposes, HCP, Inc. could fail to satisfy the REIT income and asset tests described above and could therefore fail to qualify as a REIT, unless certain relief provisions apply. Except with respect to certain entities in which HCP, Inc. owns less than a 10% interest, HCP, Inc. believes that each of the partnerships, limited liability companies and subsidiaries (other than TRSs), in which it owns an interest will be treated for tax purposes as a partnership, disregarded entity (in the case of a 100% owned partnership or limited liability company), REIT or QRS, as applicable, although no assurance can be given that the Internal Revenue Service will not successfully challenge the status of any such entity.

        As of December 31, 2008, HCP, Inc. and HCP Life Science REIT, Inc. ("HCP Life Science REIT") owned interests in 13 subsidiaries which have elected to be TRSs. A REIT may own any percentage of the voting stock and value of the securities of a corporation which jointly elects with the REIT to be a TRS, provided certain requirements are met. A TRS generally may engage in any business, including the provision of customary or noncustomary services to tenants of its parent REIT and of others, except a TRS may not directly or indirectly manage or operate a lodging or healthcare facility or directly or indirectly provide to any other person (under a franchise, license or otherwise) rights to any brand name under which any lodging or health care facility is operated. A TRS is treated as a regular corporation and is subject to federal income tax and applicable state income taxes at regular corporate rates. In addition, a 100% tax may be imposed on a REIT if the arrangement between the REIT or its tenants and its TRS are not on arm's length terms and, as a result, the REIT's rents or other income or the TRS's deductions are overstated.

        In order to qualify as a REIT, HCP, Inc. is required to distribute dividends (other than capital gain dividends) to its stockholders in an amount at least equal to (A) the sum of (i) 90% of its "real estate investment trust taxable income" (computed without regard to the dividends paid deduction and its net capital gain) and (ii) 90% of the net income, if any (after tax), from foreclosure property, minus (B) the sum of certain items of non-cash income. Such distributions must be paid, or treated as paid, in the taxable year to which they relate. At HCP, Inc.'s election, a distribution will be treated as paid in a taxable year if it is declared before HCP, Inc. timely files its tax return for such year and is paid on or before the first regular dividend payment after such declaration, provided such payment is made during the twelve-month period following the close of such year. To the extent that HCP, Inc. does not distribute all of its net capital gain or distributes at least 90%, but less than 100%, of its "real estate investment trust taxable income," as adjusted, HCP, Inc. will be required to pay tax on the undistributed amount at regular corporate tax rates. Furthermore, if HCP, Inc. fails to distribute during each calendar year at least the sum of (i) 85% of its ordinary income for such year, (ii) 95% of its capital gain net income for such year and (iii) any undistributed taxable income from prior periods, HCP, Inc. would be required to pay a 4% excise tax on the excess of such required distributions over the amounts actually distributed. While historically HCP, Inc. has satisfied the distribution requirements discussed above by making cash distributions to its shareholders, a REIT is permitted to satisfy these requirements by making distributions of cash or other property, including, in limited circumstances, its own stock. For distributions with respect to taxable years ending on or before December 31, 2009, recent Internal Revenue Service guidance allows us to satisfy up to 90% of the distribution requirements discussed above through the distribution of shares of HCP, Inc. common stock, if certain conditions are met.

        On July 27, 2007, we formed HCP Life Science REIT, Inc. ("HCP Life Science REIT") which elected to be taxed as a REIT under Sections 856 through 860 of the Code commencing with its initial taxable year ended December 31, 2007. We believe that HCP Life Science REIT has operated in such a manner so as to qualify for taxation as a REIT under the Code commencing with its initial taxable year and HCP Life Science REIT intends to continue to operate in such a manner. Provided that HCP Life Science REIT qualifies as a REIT, HCP, Inc.'s interest in HCP Life Science REIT is treated as a qualifying real estate asset for purposes of the REIT asset requirements and any dividend income or gains derived by HCP, Inc. from the stock of HCP Life Science REIT is generally treated as income that qualifies for purposes of the REIT income requirements. To qualify as a REIT, HCP Life Science REIT must independently satisfy the various REIT qualification requirements, including distributions of REIT taxable income. If HCP Life Science REIT were to fail to qualify as a REIT, it would be treated as a regular taxable corporation and its income would be subject to federal income tax. In addition, a failure of HCP Life Science REIT to qualify as a REIT could have an adverse effect on HCP, Inc.'s ability to comply with the REIT asset and income requirements described above, and thus its ability to qualify as a REIT.

        If HCP, Inc. or HCP Life Science REIT fail to qualify for taxation as a REIT in any taxable year and certain relief provisions do not apply, the applicable REIT will be required to pay tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Dividend distributions to stockholders in any year in which it fails to qualify will not be deductible by the applicable REIT nor will such distributions be required to be made. Unless entitled to relief under specific statutory provisions, the applicable REIT will also be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost. Failure to qualify for even one year could substantially reduce distributions to stockholders and could result in us incurring substantial indebtedness (to the extent borrowings are feasible) or liquidating substantial investments in order to pay the resulting taxes.

        In addition to federal income taxes, HCP, Inc. and HCP Life Science REIT may be required to pay state and local taxes in various jurisdictions.

        HCP, Inc. and HCP Life Science REIT may also be subject to certain other taxes applicable to REITs, including taxes in lieu of disqualification as a REIT, on undistributed income, on income from prohibited transactions, on net income from foreclosure property and on built-in gains from the sale of certain assets acquired from C corporations in tax-free transactions (including the assets of Slough Estates USA Inc. ("SEUSA") held by HCP Life Science REIT) during a specified time period.

Government Regulation, Licensing and Enforcement

  Overview

        Our tenants and operators are typically subject to extensive and complex federal, state and local healthcare laws and regulations relating to fraud and abuse practices, government reimbursement, licensure and certificate of need and similar laws governing the operation of healthcare facilities. These regulations are wide-ranging and can subject our tenants and operators to civil, criminal and administrative sanctions. Affected tenants and operators may find it increasingly difficult to comply with this complex and evolving regulatory regime because of a relative lack of guidance in many areas as certain of our healthcare properties are subject to oversight from several government agencies and the laws may vary from one jurisdiction to another. Changes in laws and regulations and reimbursement enforcement activity and regulatory non-compliance by our tenants and operators can all have a significant effect on their operations and financial condition, which in turn may adversely impact us, as detailed below and set forth under "Risk Factors" in Item 1A.

        We seek to mitigate the risk to us resulting from the significant healthcare regulatory risks faced by our tenants and operators by diversifying our portfolio among property types and geographical areas, diversifying our tenant and operator base to limit our exposure to any single entity, and seeking tenants and operators who are not primarily dependent on Medicare or Medicaid reimbursement for their revenues. As of December 31, 2008, our investments in the senior housing, life science, medical office, skilled nursing and hospital segments represented approximately 36%, 28%, 18%, 10% and 8% of our portfolio, respectively, based on investment amount. For the year ended December 31, 2008, we estimate that approximately 8% and 24% of our tenants' and operators' revenues were derived from Medicare and Medicaid, respectively, based on information provided by our tenants and operators.

        The following is a discussion of certain laws and regulations generally applicable to our operators and in certain cases, to us, as well as descriptions of some of the specific risks to which different types of our tenants and operators are subject.

  Fraud and Abuse Enforcement

        There are various extremely complex federal and state laws and regulations governing healthcare providers' relationships and arrangements and prohibiting fraudulent and abusive practices by such providers. These laws include (i) federal and state false claims acts, which, among other things, prohibit providers from filing false claims or making false statements to receive payment from Medicare, Medicaid or other federal or state healthcare programs, (ii) federal and state anti-kickback and fee-splitting statutes, including the Medicare and Medicaid anti-kickback statute, which prohibit the payment or receipt of remuneration to induce referrals or recommendations of healthcare items or services, (iii) federal and state physician self-referral laws (commonly referred to as the "Stark Law"), which generally prohibit referrals by physicians to entities with which the physician or an immediate family member has a financial relationship, (iv) the federal Civil Monetary Penalties Law, which prohibits, among other things, the knowing presentation of a false or fraudulent claims for certain healthcare services and (v) federal and state privacy laws, including the privacy and security rules contained in the Health Insurance Portability and Accountability Act of 1997, which provide for the privacy and security of personal health information. Violations of healthcare fraud and abuse laws carry civil, criminal and administrative sanctions, including punitive sanctions, monetary penalties, imprisonment, denial of Medicare and Medicaid reimbursement and potential exclusion from Medicare, Medicaid or other federal or state healthcare programs. These laws are enforced by a variety of federal, state and local agencies and can also be enforced by private litigants through, among other things, federal and state false claims acts, which allow private litigants to bring qui tam or "whistleblower" actions. Many of our operators and tenants are subject to these laws, and some of them may in the future become the subject of governmental enforcement actions if they fail to comply with applicable laws. A violation of any of these federal and state fraud and abuse laws and regulations could negatively impact our tenants' and operators' liquidity, financial condition and results of operations, which could negatively impact their ability to make payments under their agreements with us, or otherwise comply with the terms of such agreements.

  Reimbursement

        Sources of revenue for many of our tenants and operators include, among other sources, governmental healthcare programs, such as the federal Medicare program and state Medicaid programs, and non-governmental payors, such as insurance carriers and health maintenance organizations. As federal and state governments focus on healthcare reform initiatives, and as many states face significant budget deficits, efforts to reduce costs by these payors will likely continue, which may result in reduced or slower growth in reimbursement for certain services provided by some of our tenants and operators. In addition, the failure of any of our tenants or operators to comply with various laws and regulations could jeopardize their certification and ability to continue to participate in federal and state healthcare programs, including the Medicare and Medicaid programs.

  Healthcare Licensure and Certificate of Need

        Certain healthcare facilities in our portfolio are subject to extensive federal, state and local licensure, certification and inspection laws and regulations. Many states require certain healthcare providers to obtain a "certificate of need," which requires prior approval for the construction, expansion and closure of certain healthcare facilities. Further, various licenses and permits are required to dispense narcotics, operate pharmacies, handle radioactive materials and operate equipment. Failure to comply with any of these laws could result in loss of accreditation, denial of reimbursement, imposition of fines, suspension or decertification from federal and state healthcare programs, loss of license or closure of the facility. The approval process related to state certificate of need laws may impact some of our tenants' and operators' abilities to expand or change their businesses. Failure to comply with these laws or to obtain required certificates of need may have an adverse effect on the operations and financial condition of the tenants and operators of properties owned by or mortgaged to us, and therefore may adversely impact us.

  Life Science Facilities

        While certain of our life science tenants include some well-established companies, other such tenants are less established and, in some cases, may not yet have a product approved by the Food and Drug Administration or other regulatory authorities for commercial sale. Creating a new pharmaceutical product requires significant investments of time and money, in part, because of the extensive regulation of the healthcare industry; it also entails considerable risk of failure in demonstrating that the product is safe and effective and in gaining regulatory approval and market acceptance. Further, even after a life science company has gained regulatory approval to market a product, the product still presents regulatory risks. Such risks may include, among others, the possible later discovery of safety concerns, changes in reimbursement policies for the product, competition from new products, litigation over the validity or infringement of the underlying intellectual property, and ultimately the expiration of patent protection for the product. All these factors may have an adverse effect on the operations and financial condition of our life science tenants and therefore may adversely impact us.

  Senior Housing Entrance Fee Communities

        Certain of the senior housing facilities mortgaged to or owned by us are operated as entrance fee communities. Generally, an entrance fee is an upfront fee or consideration paid by a resident, a portion of which may be refundable, in exchange for some form of long-term benefit. Some of the entrance fee communities are subject to significant state regulatory oversight, including, for example, oversight of each facility's financial condition, establishment and monitoring of reserve requirements and other financial restrictions, the right of residents to cancel their contracts within a specified period of time, lien rights in favor of the residents, restrictions on change of ownership and similar matters. Such oversight and the rights of residents within these entrance fee communities may have an adverse effect on the operations and financial condition of our tenants and operators and therefore may adversely impact us.

  Americans with Disabilities Act (the "ADA")

        Our properties must comply with the ADA and any similar state or local laws to the extent that such properties are "public accommodations" as defined in those statutes. The ADA may require removal of barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. To date, we have not received any notices of noncompliance with the ADA that have caused us to incur substantial capital expenditures to address ADA concerns. Should barriers to access by persons with disabilities be discovered at any of our properties, we may be directly or indirectly responsible for additional costs that may be required to make facilities ADA-compliant. Noncompliance with the ADA could result in the imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations pursuant to the ADA is an ongoing one, and we continue to assess our properties and make modifications as appropriate in this respect.

  Environmental Matters

        A wide variety of federal, state and local environmental and occupational health and safety laws and regulations affect healthcare facility operations. These complex federal and state statutes, and their enforcement, involve myriad regulations, many of which involve strict liability on the part of the potential offender. Some of these federal and state statutes may directly impact us. Under various federal, state and local environmental laws, ordinances and regulations, an owner of real property or a secured lender, such as us, may be liable for the costs of removal or remediation of hazardous or toxic substances at, under or disposed of in connection with such property, as well as other potential costs relating to hazardous or toxic substances (including government fines and damages for injuries to persons and adjacent property). The cost of any required remediation, removal, fines or personal or property damages and the owner's or secured lender's liability therefore could exceed or impair the value of the property, and/or the assets of the owner or secured lender. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral which, in turn, could reduce our revenues. For a description of the risks associated with environmental matters, see "Risk Factors" in Item 1A of this report.

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

        As the owner of healthcare and other real estate facilities, we are subject to a number of risks and uncertainties. Certain of these risks and uncertainties are associated directly with the business of owning and leasing real estate generally, but others are associated with our specific business model or other attributes of HCP. For example, as described elsewhere in this report, most of our properties are operated by and/or leased to third parties. Accordingly, adverse developments with respect to these third parties may materially adversely affect us. In addition, we operate in a manner intended to allow us to qualify as a REIT, which involves the application of highly technical and complex laws and regulations. We believe that the risks facing our company generally fall into the following four categories:

  •
  Risks related to HCP

  •
  Risks related to our operators and tenants

  •
  Risks related to tax matters including REIT-related risks

  •
  Risks related to our organizational structure

Risks Related to HCP

The recent market disruptions may materially adversely affect our operating results and financial condition.

        The global financial markets are currently undergoing pervasive and fundamental disruptions. The continuation or intensification of any such volatility may have a material adverse effect on our financial condition or results of operations. Among other things, the capital markets have recently experienced extreme pricing volatility, dislocations and liquidity disruptions, all of which have exerted downward pressure on stock prices, widened credit spreads on prospective debt financing and led to unprecedented declines in the market values of U.S. and foreign stock exchanges. The recent dislocations in the debt markets have reduced the amount of capital that is available to finance real estate, which, in turn, has led to reduced property values and caused an overall slowdown of real estate transaction activity, all of which could negatively impact our operating results and financial condition.

        The current U.S. and global economic and financial crisis has also severely strained the credit markets resulting in the bankruptcies and mergers of large financial institutions and significant investment in and control by government bodies of financial institutions to avoid further illiquidity and bank failures. At times, certain segments of the credit market have frozen with banks no longer willing to make loans. The continuation or intensification of current levels of market disruption and volatility could impact our ability to obtain new financing or refinance our existing debt as it becomes due.

        The recent volatility may also lead to significant uncertainty in the valuation, or in the stability of the value, of our investments and those of our joint ventures, that could result in a substantial decrease in the value of our properties and those of our joint ventures. As a result, we may not be able to recover the carrying amount of such investments and the associated goodwill, if any, which may require us to recognize an impairment charge in earnings. Additionally, certain fees we generate from our joint ventures are dependent upon the value of the investments held by such joint ventures or the level of contributions we make to the property fund. If property values or our level of contributions decrease, certain fees generated by our joint ventures may also decrease.

We rely on external sources of capital to fund future capital needs and if our access to such capital is limited or on unfavorable terms, we may not be able to meet commitments as they become due or make future investments necessary to grow our business.

        In order to qualify as a REIT under the Code and to avoid the nondeductible excise tax, we are generally required, among other things, to distribute to our stockholders each year at least 90% of our "real estate investment trust taxable income" (computed without regard to the dividends paid deduction and net capital gains). For distributions with respect to the taxable years ending on or before December 31, 2009, recent Internal Revenue Service guidance allows us to satisfy up to 90% of this requirement through the distribution of shares of HCP, Inc. common stock, if certain conditions are met. We may not be able to fund, from cash retained from operations, all future capital needs, including capital needs in connection with acquisitions and development activities. If we are unable to obtain needed capital at all or only on unfavorable terms from these sources, we might not be able to make the investments needed to grow our business and to meet our obligations and commitments as they mature. As a result, we rely on external sources of capital, including debt and equity financing, to fulfill our capital requirements. Our access to capital depends upon a number of factors, some of which we have little or no control over, including:

  •
  further weakening of the U.S. and global economies and the possibility of a prolonged recession;

  •
  general availability of credit and market conditions, including rising interest rates and increased borrowing cost;

  •
  the market price of the shares of our equity securities;

  •
  the market's perception of our growth potential and our current and potential future earnings and cash distributions;

  •
  the ratings of our debt and preferred securities;

  •
  our degree of financial leverage and operational flexibility;

  •
  financial deterioration of our lenders that might impair their ability to meet their commitments to us or their willingness to make additional loans to us, and our inability to replace the financing commitment of any such lender on favorable terms, or at all;

  •
  the stability in the market value of our properties;

  •
  the value of our mezzanine loans and other debt investments;

  •
  the financial performance of our operators, tenants and borrowers;

  •
  issues facing the healthcare industry, including regulations and government reimbursement policies;

  •
  changes in rules or practices governing our financial and SEC reporting; and

  •
  civil disturbances, natural disasters or acts of war.

Adverse changes in our credit ratings could impair our ability to obtain additional debt and preferred stock financing on favorable terms, if at all, and significantly reduce the market price of our securities, including our common stock.

        We currently have a credit rating of Baa3 (stable) from Moody's Investors Service ("Moody's"), BBB (stable) from Standard & Poor's Ratings Service ("S&P") and BBB (positive) from Fitch Ratings ("Fitch") on our senior unsecured debt securities, and Ba1 (stable) from Moody's, BB+ (stable) from S&P and BBB- (positive) from Fitch on our preferred equity securities. The credit ratings of our senior unsecured debt and preferred equity securities are based on our operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies in their rating analyses of us. Our credit ratings can affect the amount and type of capital we can access, as well as the terms of any financings we may obtain. There can be no assurance that we will be able to maintain our current credit ratings and in the event that our current credit ratings deteriorate, we would likely incur higher borrowing costs and it may be more difficult or expensive to obtain additional financing or refinance existing obligations and commitments. Also, a downgrade in our credit ratings would trigger additional costs or other potentially negative consequences under our current and future credit facilities and debt instruments. Because we depend on external sources of capital to fund our acquisition and development activities, adverse changes to our credit ratings could negatively impact our acquisition and development activities, future growth opportunities, financial condition and the market price of our securities.

Our level of indebtedness could materially adversely affect us in many ways, including reducing funds available for other business purposes and reducing our operational flexibility.

        Our indebtedness as of December 31, 2008 was approximately $5.9 billion. We may incur additional indebtedness in the future, including in connection with the development or acquisition of assets, which may be substantial. Any significant additional indebtedness could negatively affect the credit ratings of our debt and preferred equity securities and require a substantial portion of our cash flow to make interest and principal payments due on our indebtedness. Greater demands on our cash resources may reduce funds available to us to pay dividends, conduct development activities, make capital expenditures and acquisitions, or carry out other aspects of our business strategy. Increased indebtedness can also limit our ability to adjust rapidly to changing market conditions, make us more vulnerable to general adverse economic and industry conditions and create competitive disadvantages for us compared to other companies with relatively lower debt levels. Increased future debt service obligations may limit our operational flexibility, including our ability to finance or refinance our properties, contribute properties to joint ventures or sell properties as needed. Further, if we are unable to meet our mortgage payments, then the encumbered properties could be foreclosed upon or transferred to the mortgagee with a consequent loss of income and asset value. A foreclosure on one or more of our properties could materially adversely affect our business, results of operations, financial condition and ability to pay dividends on our common and preferred equity securities.

Covenants in our existing and future credit agreements and other debt instruments limit our operational flexibility, and a covenant breach or a default could materially adversely affect our business, results of operations and financial condition.

        The terms of our credit agreements and other indebtedness, including additional credit agreements or amendments we may enter into and other indebtedness we may incur in the future, require or will require us to comply with a number of customary financial and other covenants, such as maintaining debt service coverage, leverage ratios and tangible net worth requirements. Our continued ability to incur indebtedness and operate in general is subject to compliance with these financial and other covenants, which limit our operational flexibility. For example, mortgages on our properties contain customary covenants such as those that limit or restrict our ability, without the consent of the lender, to further encumber or sell the applicable properties, or to replace the applicable tenant or operator. Breaches of such covenants may result in defaults under certain mortgages on our properties, even if we satisfy our payment obligations to the respective lender. Defaults under the mortgages, including certain tenant or operator bankruptcies and other lease defaults may result in cross-defaults under and acceleration of certain of our other indebtedness. Covenants that limit our operational flexibility as well as defaults under our debt instruments could materially adversely affect our business, results of operations and financial condition.

An increase in interest rates would increase our interest costs on existing variable rate debt and new debt, and could adversely impact our ability to refinance existing debt, sell assets and limit our acquisition and development activities.

        At December 31, 2008, we had approximately $892 million of variable interest rate indebtedness, which constitutes 15% of our overall indebtedness. This variable rate debt had a weighted average interest rate of approximately 2.57% per annum. We may incur more variable interest rate indebtedness in the future. If interest rates increase, so will our interest costs for our existing variable interest rate debt and any new debt. This increased cost could have a material adverse effect on our results of operations, decrease our ability to pay principal and interest on our debt, decrease our ability to make distributions to our security holders and make the financing of any acquisition and development activity more costly. Further, rising interest rates could limit our ability to refinance existing debt when it matures, or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. In addition, an increase in interest rates could decrease the amount third parties are willing to pay for our assets, thereby limiting our ability to reposition our portfolio promptly in response to changes in economic or other conditions. At December 31, 2008, our exposure to variable rate indebtedness is mitigated by $1.1 billion of variable rate investments.

Unfavorable resolution of pending and future litigation matters and disputes, could have a material adverse effect on our financial condition.

        From time to time, we may be directly involved in a number of legal proceedings, lawsuits and other claims. See "Legal Proceedings" in Part I, Item 3 in this report for a discussion of certain legal proceedings in which we are involved. We may also be named as defendants in lawsuits allegedly arising out of actions of our operators and tenants in which such operators and tenants have agreed to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their respective businesses. See "Risks Related to Our Operators and Tenants—Our operators and tenants are faced with litigation and rising liability and insurance costs that may affect their ability to make their lease or mortgage payments." An unfavorable resolution of pending or future litigation may have a material adverse effect on our financial condition and operations. Regardless of its outcome, litigation may result in substantial costs and expenses and significantly divert the attention of management. There can be no assurance that we will be able to prevail in, or achieve a favorable settlement of, pending or future litigation. In addition, pending litigation or future litigation, government proceedings or environmental matters could lead to increased costs or interruption of our normal business operations.

A small number of operators and tenants, some of whom are experiencing significant legal, financial and regulatory difficulties, account for a large percentage of our revenues.

        During the year ended December 31, 2008, approximately 37% of our portfolio, based on our total revenues, was operated or leased by five companies, consisting of Sunrise (15%), HCA (7%), Brookdale (7%), Genentech (4%) and Tenet (4%). In addition, during the year ended December 31, 2008, we earned interest of $84 million and $24 million in connection with mezzanine loans to HCR ManorCare and marketable debt securities issued by HCA, respectively. Certain of these companies are experiencing significant legal, financial and regulatory difficulties. Among other things, Sunrise has disclosed that it does not anticipate being in compliance with certain financial covenants in its bank credit facility as of March 31, 2009, which could result in an acceleration of the debt under that facility. In addition, several of these major operators and tenants have significant debt and lease obligations and have been affected by the recent economic downturn, which has led to, in some instances, a precipitous decline in their stock price. The failure or inability of any of these operators or tenants to meet their obligations to us could materially reduce our cash flow as well as our results of operations, which could in turn reduce the amount of dividends we pay, cause our stock price to decline and have other material adverse effects. See "Risks Related to Our Operators and Tenants—The bankruptcy, insolvency or financial deterioration of one or more of our major operators or tenants may materially adversely affect our business, results of operations and financial condition." for additional information on the risks we face from a failure of one or more of our operators or tenants.

We have investments in mezzanine loans, which are subject to a greater risk of loss than loans secured by the underlying real estate.

        At December 31, 2008, we had mezzanine loan investments with a carrying value of $918 million. Our mezzanine loans generally take the form of subordinated loans secured by a pledge of ownership interests in either the entity owning the property or a pledge of the ownership interests in the entity that owns, directly or through other entities, the interest in the entities owning the properties. These types of investments involve a higher degree of risk than long-term senior mortgage loans secured by income producing real property because the investment may have a lesser likelihood of being repaid in full as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to fully repay our mezzanine loans. If a borrower defaults on our mezzanine loans or debt senior to our loans, or in the event of a borrower bankruptcy, our mezzanine loans will be satisfied only after the senior debt is paid and consistent with bankruptcy rules. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. If our mezzanine loans are not repaid, or are only partially repaid, our business, results of operations and financial condition may be materially adversely affected.

We may be unable to successfully foreclose on the collateral securing our real estate-related loans, and even if we are successful in our foreclosure efforts, we may be unable to successfully operate or occupy the underlying real estate, which may adversely affect our ability to recover our investments.

        If an operator or tenant defaults under one of our mortgages or mezzanine loans, we may have to foreclose on the loan or protect our interest by acquiring title to the collateral. In some cases, as noted above, the collateral consists of the equity interests in an entity that directly or indirectly owns the applicable real property and, accordingly, we may not have full recourse to assets of that entity. In addition, if we acquire real estate as a result of a foreclosure, we may be required to make substantial improvements or repairs in order to maximize the facility's investment potential. Operators, tenants or borrowers may contest enforcement of foreclosure or other remedies, seek bankruptcy protection against our exercise of enforcement or other remedies and/or bring claims for lender liability in response to actions to enforce mortgage obligations. Foreclosure-related costs, high "loan-to-value" ratios or declines in the value of the facility may prevent us from realizing an amount equal to our mortgage or mezzanine loan upon foreclosure. Even if we are able to successfully foreclose on the collateral securing our real estate-related loans, we may inherit properties for which we are unable to expeditiously seek tenants or operators, if at all, which would adversely affect our ability to fully recover our investment.

Credit enhancements to our leases may terminate or be inadequate, or the provider of a credit enhancement may be unable to fulfill its payment obligations to us, any of which may have a material adverse effect on our results of operations.

        Some of our leases have credit enhancement provisions in the form of guarantees or security deposits, for minimum rent payments payable to us. These credit enhancement provisions may terminate at either a specific time during the lease term or once the property satisfies defined operating hurdles like net operating income. These provisions may also have limits on the overall amount of the credit enhancement. After the termination of a credit enhancement, or in the event that the maximum limit of a credit enhancement is reached, we may only look to the tenant or operator to make lease payments. Some of our tenants are thinly capitalized entities that rely on the results of operations generated by the properties to fund rent obligations under their lease. In the event that a credit enhancement has expired or the maximum limit has been reached, or in the event that a provider of a credit enhancement is unable to meet its payment obligations, our results of operations and cash available for distribution could be materially adversely affected if our properties are unable to generate sufficient funds from operations to meet minimum rent payments and the tenants or operators do not otherwise have the resources to make those rent payments.

Required regulatory approvals can delay or prohibit transfers of our healthcare facilities.

        Transfers of healthcare facilities to successor tenants or operators may be subject to regulatory approvals, including change of ownership approvals under certificate of need laws and Medicare and Medicaid provider arrangements, that are not required for transfers of other types of commercial operations and other types of real estate. The replacement of any tenant or operator could be delayed by the regulatory approval process of any federal, state or local government agency necessary for the transfer of the facility or the replacement of the operator licensed to manage the facility. If we are unable to find a suitable replacement tenant or operator upon favorable terms, or at all, we may take possession of a facility, which might expose us to successor liability or require us to indemnify subsequent operators to whom we might transfer the operating rights and licenses, all of which may adversely affect our revenues and operations.

We may not be able to sell properties when we desire because real estate investments are relatively illiquid.

        Real estate investments generally cannot be sold quickly. In addition, some of our properties serve as collateral for our secured debt obligations and cannot be readily sold. We may not be able to vary our portfolio promptly in response to changes in the real estate market. This inability to respond to changes in the performance of our investments could adversely affect our business, results of operations and financial condition, and in particular our ability to service our debt and pay dividends on our common and preferred stock. The real estate market is affected by many factors that are beyond our control, including:

  •
  adverse changes in national and local economic and market conditions;

  •
  changes in interest rates and in the availability, costs and terms of financing;

  •
  leases or management agreements which are not renewed or are renewed at lower payment amounts at expiration;

  •
  the exercise of purchase options by operators or tenants resulting in a reduction of our revenues;

  •
  changes in laws, regulations, fiscal policies, zoning and other ordinances;

  •
  the costs of complying with existing and new laws and regulations;

  •
  the ongoing need for capital improvements, particularly in older structures and the need to make expenditures due to changes in governmental regulations, including the ADA;

  •
  environmental hazards created by prior owners or occupants, existing operators or tenants, borrowers or other persons for which we may be liable;

  •
  changes in operating expenses; and

  •
  acts of terrorism, civil unrest, acts of war and natural disasters, including earthquakes and floods, which may result in uninsured and underinsured losses.

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

Real estate is a competitive business and this competition may make it difficult to identify and purchase, or develop, suitable healthcare and other facilities, to grow our operations through these activities or to successfully reinvest proceeds.

        We operate in a highly competitive industry. Part of our business strategy is growing through acquisitions, which requires us to identify suitable candidates that meet our acquisition criteria. However, when we attempt to develop, finance or acquire properties, we face competition from other REITs, investment companies, private equity and hedge fund investors, sovereign funds, healthcare operators, lenders, developers and other institutional investors, some of whom have greater resources and lower costs of capital than us. Increased competition makes it more challenging for us to identify and successfully capitalize on opportunities that meet our business goals. Among other things, from time to time, we have cash proceeds available to us from securities offerings, asset sales, joint venture or other activities, in which competition can negatively affect our ability to reinvest these proceeds on a timely basis. If we cannot capitalize on our development pipeline, identify and purchase a sufficient quantity of healthcare facilities at favorable prices, or reinvest proceeds on a timely basis, or if we are unable to finance acquisitions on commercially favorable terms, our business, results of operations and financial condition may be materially adversely affected.

Because of the unique and specific improvements required for healthcare facilities, we may be required to incur substantial development and renovation costs to make certain of our properties suitable for other operators and tenants, which could materially adversely affect our business, results of operations and financial condition.

        Healthcare facilities are typically highly customized and may not be easily adapted to non-healthcare-related uses. The improvements generally required to conform a property to healthcare use, such as upgrading electrical, gas and plumbing infrastructure, are costly and often times tenant-specific. A new or replacement operator or tenant may require different features in a property, depending on that operator's or tenant's particular operations. If a current operator or tenant is unable to pay rent and vacates a property, we may incur substantial expenditures to modify a property before we are able to secure another operator or tenant. Also, if the property needs to be renovated to accommodate multiple operators or tenants, we may incur substantial expenditures before we are able to re-lease the space. These expenditures or renovations may materially adversely affect our business, results of operations and financial condition.

We face additional risks associated with property development that can render a project less profitable or not at all and, under certain circumstances, prevent completion of development activities once undertaken, all of which could have a material adverse effect on our business, results of operations and financial condition.

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

  •
  the project may not be completed on schedule, which can result in increases in construction costs and debt service expenses as a result of a variety of factors that are beyond our control, including: natural disasters, labor conditions, material shortages, regulatory hurdles, civil unrest and acts of war; and

  •
  occupancy rates and rents at a newly completed property may not meet expected levels and could be insufficient to make the property profitable.

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

        We intend to develop and/or acquire properties in joint ventures with other persons or entities when circumstances warrant the use of these structures. Our participation in joint ventures is subject to risks that:

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

        Acquisitions require the integration of companies that have previously operated independently. Successful integration of the operations of these companies depends primarily on our ability to consolidate operations, systems, procedures, properties and personnel and to eliminate redundancies and costs. We cannot assure you that we will be able to integrate the operations of the companies that we have acquired, or may acquire in the future, without encountering difficulties. Potential difficulties associated with acquisitions include the loss of key employees, the disruption of our ongoing business or that of the acquired entity, possible inconsistencies in standards, controls, procedures and policies and the assumption of unexpected liabilities. Estimated cost savings in connection with acquisitions are typically projected to come from various areas that our management identifies through the due diligence and integration planning process; yet, our target companies and their properties may fail to perform as expected. Inaccurate assumptions regarding future rental or occupancy rates could result in overly optimistic estimates of future revenues. Similarly, we may underestimate future operating expenses or the costs necessary to bring properties up to standards established for their intended use or market position. If we have difficulties with any of these areas, or if we later discover additional liabilities or experience unforeseen costs relating to our acquired companies, we might not achieve the economic benefits we expect from our acquisitions, and this may materially adversely affect our business, results of operations and financial condition.

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

        We are dependent on the efforts of our executive officers. Although our chief executive officer has an employment agreement with us, we cannot assure you that he will remain employed with us. The loss or limited availability of the services of our chief executive officer or any of our executive officers, or our inability to recruit and retain qualified personnel in the future, could, at least temporarily, have a material adverse effect on our business and results of operations and be negatively perceived in the capital markets.

We may experience uninsured or underinsured losses, which could result in the loss of all or a portion of the capital we have invested in a property or decrease anticipated future revenues.

        We maintain comprehensive insurance coverage on our properties with terms, conditions, limits and deductibles that we believe are adequate and appropriate given the relative risk and costs of such coverage. However, a large number of our properties are located in areas exposed to earthquake, windstorm and flood and may be subject to other losses. In particular, our life science portfolio is concentrated in areas known to be subject to earthquake activity. While we purchase insurance for earthquake, windstorm and flood that we believe is adequate in light of current industry practice and analysis prepared by outside consultants, there is no assurance that such insurance will fully cover such losses. These losses can decrease our anticipated revenues from a property and result in the loss of all or a portion of the capital we have invested in a property. The insurance market for such exposures can be very volatile and we may be unable to purchase the limits and terms we desire on a commercially reasonable basis in the future. In addition, there are certain exposures where insurance is not purchased as we do not believe it is economically feasible to do so.

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

Risks Related to Our Operators and Tenants

The bankruptcy, insolvency or financial deterioration of one or more of our major operators or tenants may materially adversely affect our business, results of operations and financial condition.

        We lease our properties directly to operators in most cases, and in certain other cases, we lease to third-party tenants who enter into long-term management agreements with operators to manage the properties. Although our leases, financing arrangements and other agreements with our tenants and operators generally provide us the right under specified circumstances to terminate a lease, evict an operator or tenant, or demand immediate repayment of certain obligations to us, the bankruptcy laws afford certain rights to a party that has filed for bankruptcy or reorganization that may render certain of these remedies unenforceable, or at the least, delay our ability to pursue such remedies. For example, we cannot evict a tenant or operator solely because of its bankruptcy filing. A debtor has the right to assume, or to assume and assign to a third party, or reject its unexpired contracts in a bankruptcy proceeding. If a debtor were to reject its leases with us, our claim against the debtor for unpaid and future rents would be limited by the statutory cap set forth in the U.S. Bankruptcy Code, which may be substantially less than the remaining rent actually owed under the lease. In addition, the inability of our tenants or operators to make payments or comply with certain other lease obligations may affect our compliance with certain covenants contained in the mortgages on the properties leased or managed by such tenants and operators. Moreover, certain tenant or operator bankruptcies or other lease defaults may result in defaults under the mortgages on the relevant properties and cross-defaults under and acceleration of our other indebtedness. Although we believe that we would be able to secure amendments under the applicable agreements if a default as described above occurs, such default may potentially result in less favorable borrowing terms than currently available, delays in the availability of funding or other material adverse consequences.

        Many of our operating leases also contain non-contingent rent escalators for which we recognize income on a straight-line basis over the lease term. This method results in rental income in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset included in the caption "Other assets, net" on our consolidated balance sheets. At some point during the lease, depending on its terms, the cash rent payments eventually exceed the straight-line rent which results in the straight-line rent receivable asset decreasing to zero over the remainder of the lease term. We assess the collectibility of the straight-line rent that is expected to be collected in a future period, and, depending on circumstances, we may provide a reserve against the previously recognized straight-line rent receivable asset for a portion, up to its full value, that we estimate may not be recoverable. In addition, upon acquisition of a leased property that we account for as an operating lease, we may record lease-related intangible assets, to the extent the purchase price for the asset exceeds its fair market value. The balance of straight-line rent receivable at December 31, 2008, net of allowances was $112 million. We had approximately $465 million of lease-related intangible assets, net of amortization, and $231 million of lease-related intangible liabilities, net of amortization, associated with our operating leases at December 31, 2008. To the extent any of the operators or tenants for our properties, for the reasons discussed above, become unable to pay amounts due, we may be required to write down the straight-line rents receivable or lease intangibles or may impair the related carrying value of leased properties.

The current U.S. housing and strained credit markets may adversely affect our operators' and tenants' ability to increase or maintain occupancy levels at, and rental income from, our senior housing facilities.

        Our tenants and operators may have relatively flat or declining occupancy levels in the near-term due to falling home prices, declining incomes, stagnant home sales and other economic factors. Seniors may choose to postpone their plans to move into senior housing facilities rather than sell their homes at a loss, or for a profit below their expectations. Moreover, tightening lending standards and the strained credit market have made it more difficult for potential buyers to obtain mortgage financing, all of which have contributed to the declining home sales. In addition, the senior housing segment may experience a decline in occupancy associated with private pay residents choosing to move out of the facilities to be cared for at home by relatives due to the weakening economy. A material decline in our tenants' and operators' occupancy levels and revenues may make it more difficult for them to meet their financial obligations to us, which could materially adversely affect our business, results of operations and financial condition.

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

        Our operators and tenants are subject to numerous federal, state and local laws and regulations that are subject to frequent and substantial changes (sometimes applied retroactively) resulting from legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing law. The ultimate timing or effect of these changes cannot be predicted. These changes may have a dramatic effect on our operators' and tenants' costs of doing business and on the amount of reimbursement by both government and other third-party payors. The failure of any of our operators or tenants to comply with these laws, requirements and regulations could adversely affect their ability to meet their financial and contractual obligations to us. Regulations that affect our operators and tenants include the following:

  •
  Fraud and Abuse Laws and Regulations.  There are various extremely complex federal and state laws and regulations governing healthcare providers' relationships and arrangements and prohibiting fraudulent and abusive practices by such providers. These laws include (i) federal and state false claims acts, which, among other things, prohibit providers from filing false claims or making false statements to receive payment from Medicare, Medicaid or other federal or state healthcare programs, (ii) federal and state anti-kickback and fee-splitting statutes, including the Medicare and Medicaid anti-kickback statute, which prohibit the payment or receipt of remuneration to induce referrals or recommendations of healthcare items or services, (iii) federal and state physician self-referral laws, including the Stark Law, which generally prohibit referrals by physicians to entities with which the physician or an immediate family member has a financial relationship, (iv) the federal Civil Monetary Penalties Law, which prohibits, among other things, the knowing presentation of a false or fraudulent claims for certain healthcare services and (v) federal and state privacy laws, including the privacy and security rules contained in the Health Insurance Portability and Accountability Act of 1997, which provide for the privacy and security of personal health information.

    Furthermore, violations of healthcare fraud and abuse laws can carry substantial civil, criminal, or administrative sanctions, including potential exclusion or debarment from Medicare, Medicaid or other federal or state health care programs. These laws are enforced by a variety of federal, state and local agencies and can also be enforced by private litigants through, among other things, federal and state false claims acts, which allow private litigants to bring qui tam or "whistleblower" actions.

  •
  Medicare and Medicaid.  During 2008, our skilled nursing segment accounted for approximately 4% of our revenues. A portion of our skilled nursing operators' revenues is derived from governmentally-funded reimbursement programs, primarily Medicare and Medicaid, and are consequently subject to the potential adverse effects of decreased reimbursement rates in these programs. As federal and state governments focus on healthcare reform initiatives, and as many states face significant budget deficits, efforts to reduce costs by these payors will likely continue, which may result in reduced or slower growth in reimbursement for certain services provided by some of our tenants and operators. In addition, the failure of any of our tenants or operators to comply with various laws and regulations could jeopardize their certification and ability to continue to participate in federal and state healthcare programs, including the Medicare and Medicaid programs. Exclusion from the Medicare and Medicaid programs could cause the revenues of our operators and borrowers to decline, potentially jeopardizing their ability to meet their obligations to us causing the value of our affected properties or investments to decline.

    State licensing and Medicare and Medicaid laws also require operators of nursing homes and ALFs to comply with extensive standards governing operations. Federal and state agencies administering those laws regularly inspect such facilities and investigate complaints. Our operators, borrowers and their managers receive notices of potential sanctions and remedies from time to time, and such sanctions have been imposed from time to time on facilities operated by them. If they are unable to cure deficiencies, sanctions may be imposed that reduce our operators' and borrowers' revenues or cause them to cease operations, thereby potentially jeopardizing their ability to meet their obligations to us.

  •
  Licensing and Certification.  Certain healthcare facilities in our portfolio are subject to extensive federal, state, and local licensure, certification, and inspection laws and regulations. These facilities are audited periodically by federal, state, and local authorities to confirm compliance. Further, various licenses and permits are required to dispense narcotics, operate pharmacies, handle radioactive materials, and operate equipment. Finally, many states require certain healthcare providers to obtain a "certificate of need" prior to the construction, expansion, or closure of certain healthcare facilities. Our skilled nursing facilities in particular tend to require certificates of need prior to the addition or construction of new beds, the addition of services, or certain capital expenditures. Some of our facilities may be unable to satisfy current and future certificate of need requirements and may for this reason be unable to continue operating in the future. In such event, our revenues from those facilities could be reduced or eliminated for an extended period of time or permanently. Furthermore, failure to comply with any of these laws could result in loss of accreditation, denial of reimbursement, imposition of fines, suspension or decertification from federal and state healthcare programs, loss of license or closure of the facility.

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

        The healthcare industry is highly competitive and can become more competitive in the future. The occupancy levels at, and rental income from, our facilities is dependent on the ability of our operators and tenants to compete with entities that have substantial capital resources. These entities compete with other operators and tenants on a number of different levels, including: the quality of care provided, reputation, the physical appearance of a facility, price, the range of services offered, family preference, alternatives for healthcare delivery, the supply of competing properties, physicians, staff, referral sources, location, and the size and demographics of the population in the surrounding area. Private, federal and state payment programs and the effect of laws and regulations may also have a significant influence on the profitability of our tenants and operators. Our operators and tenants also compete with numerous other companies providing similar healthcare services or alternatives such as home health agencies, life care at home, community-based service programs, retirement communities and convalescent centers. Such competition, which has intensified due to overbuilding in some segments in which we invest, has caused the fill-up rate of newly constructed buildings to slow and the monthly rate that many newly built and previously existing facilities were able to obtain for their services to decrease. We cannot be certain that the operators and tenants of all of our facilities will be able to achieve occupancy and rate levels that will enable them to meet all of their obligations to us. Further, many competing companies may have resources and attributes that are superior to those of our operators and tenants. Thus, our operators and tenants may encounter increased competition in the future that could limit their ability to attract residents or expand their businesses which could materially adversely affect their ability meet their financial and other contractual obligation to us, potentially decreasing our revenues and increasing our collection and dispute costs.

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

Our tenants in the life science industry face high levels of regulation, expense and uncertainty that may adversely affect their ability to make payments to us and, consequently, materially adversely affect our business, results of operations and financial condition.

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

  •
  even after a life science tenant gains regulatory approval and market acceptance, the product still presents regulatory and liability risks. Such risks may include, among others, the possible later discovery of safety concerns, competition from new products, and ultimately the expiration of patent protection for the product. These factors may have an adverse effect on the operations and financial condition of our life science tenants and therefore may adversely impact us.

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

Tax and REIT-Related Risks

Loss of HCP, Inc.'s tax status as a REIT would substantially reduce our available funds and would have material adverse consequences to us.

        HCP, Inc. currently operates and has operated commencing with its taxable year ended December 31, 1985 in a manner that is intended to allow it to qualify as a REIT for federal income tax purposes under the Code. In addition, as described below, we own the stock of HCP Life Science REIT which elected to be treated as a REIT commencing with its initial taxable year ended December 31, 2007.

        Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect the ability of HCP, Inc. and HCP Life Science REIT to qualify as REITs. If HCP Life Science REIT were to fail to qualify as a REIT, HCP, Inc. also would fail to qualify as a REIT unless HCP, Inc. (or HCP Life Science REIT) could make use of certain relief provisions provided under the Code. To qualify as REITs, HCP, Inc. and HCP Life Science REIT must each satisfy a number of organizational, operational, stockholder ownership, dividend distribution, asset, income and other requirements. For example, to qualify as a REIT, at least 95% of HCP, Inc.'s gross income in any year must be derived from qualifying sources, and HCP, Inc. must make distributions to its stockholders aggregating annually at least 90% of its REIT taxable income, excluding net capital gains. In addition, new legislation, treasury regulations, administrative interpretations or court decisions may adversely affect our investors if such future events affected HCP, Inc.'s ability to qualify as a REIT for tax purposes. Although we believe that HCP, Inc. and HCP Life Science REIT have been organized and have operated in such manner, we can give no assurance that HCP, Inc. or HCP Life Science REIT have qualified or will continue to qualify as a REIT for tax purposes.

        If HCP, Inc. loses its REIT status, we will face serious tax consequences that will substantially reduce the funds available to make payments of principal and interest on the debt securities we issue and to make distributions to stockholders. If HCP, Inc. fails to qualify as a REIT:

  •
  it would not be allowed an income tax deduction for dividends distributed to stockholders and would be subject to federal and state income tax at regular corporate rates or alternative minimum tax rates;

  •
  it could also be subject to increased local income taxes; and

  •
  unless HCP, Inc. is entitled to relief under statutory provisions, it could not elect to be subject to tax as a REIT for four taxable years following the year for which it was disqualified.

        In addition, if HCP, Inc. fails to qualify as a REIT, it would not be required to make distributions to stockholders; however, all distributions to stockholders would be subject to tax as qualifying corporate dividends to the extent of HCP, Inc.'s current and accumulated earnings and profits.

        As a result of all these factors, HCP, Inc.'s failure to qualify as a REIT also could impair our ability to expand our business and raise capital, and could materially adversely affect the value of our common stock.

Certain property transfers may generate prohibited transaction income, resulting in a penalty tax on gain attributable to the transaction.

        From time to time, we may transfer or otherwise dispose of some of our properties. Under the Code, any gain resulting from transfers of properties that we hold as inventory or primarily for sale to customers in the ordinary course of business would be treated as income from a prohibited transaction subject to a 100% penalty tax. Since we acquire properties for investment purposes, we do not believe that our occasional transfers or disposals of property are properly treated as prohibited transactions. However, whether property is held for investment purposes is a question of fact that depends on all the facts and circumstances surrounding the particular transaction. The Internal Revenue Service may contend that certain transfers or disposals of properties by us are prohibited transactions. While we believe that the Internal Revenue Service would not prevail in any such dispute, if the Internal Revenue Service were to argue successfully that a transfer or disposition of property constituted a prohibited transaction, then we would be required to pay a 100% penalty tax on any gain from the prohibited transaction. In addition, income from a prohibited transaction might adversely affect our ability to satisfy the income tests for qualification as a REIT for federal income tax purposes.

To maintain our REIT status, we may be forced to borrow funds on a short-term basis during unfavorable market conditions.

        To qualify as a REIT, each year we must distribute to our stockholders at least 90% of our "real estate investment trust taxable income" (computed without regard to our dividends paid deduction and our net capital gain). If we distribute less than 100% of our REIT taxable income in any year, we will be subject to regular corporate income taxes. In addition, we will be subject to a 4% excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. For distributions with respect to taxable years ending on or before December 31, 2009, recent Internal Revenue Service guidance allows us to satisfy up to 90% of these requirements through the distribution of shares of HCP, Inc. common stock, if certain conditions are met. To maintain our REIT status and avoid the payment of income and excise taxes, we may need to borrow funds on a short-term basis to meet the REIT distribution requirements even if the then-prevailing market conditions are not favorable for these borrowings. These short-term borrowing needs could result from differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt principal payments.

As a result of the acquisition of SEUSA, HCP Life Science REIT may have inherited tax liabilities and attributes from SEUSA.

        HCP Life Science REIT is the successor to the tax attributes, including tax basis, and earnings and profits, if any, of SEUSA. If HCP Life Science REIT recognizes gain on the disposition of any properties formerly owned by SEUSA during the ten-year period beginning on the date on which it acquired the SEUSA stock, it will be required to pay tax at the highest regular corporate tax rate on such gain to the extent of the excess of (a) the fair market value of the asset over (b) its adjusted basis in the asset, in each case determined as of the date on which it acquired the SEUSA stock. Any taxes paid by HCP Life Science REIT would reduce the amount available for distribution by HCP Life Science REIT to us.

As a result of the CRP merger and the CRC merger, we may have inherited tax liabilities and attributes from CRP and CRC.

        In connection with the CRP merger, CRP's REIT counsel rendered an opinion to us, dated as of the closing date of the merger, substantially to the effect that on the basis of the facts, representations and assumptions set forth or referred to in such opinions, CRP qualified as a REIT under the Code for the taxable years ending December 31, 1999 through the closing date of the merger. If, however, contrary to the opinion of CRP's REIT counsel, CRP failed to qualify as a REIT for any of its taxable years, it would be required to pay federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Because the CRP merger was treated for income tax purposes as if CRP sold all of its assets in a taxable transaction to HCP, Inc., if CRP did not qualify as a REIT for the taxable year of the merger, it would be subject to tax on the excess of the fair market value of its assets over their adjusted tax basis. As a successor in interest to CRP, HCP, Inc. would be required to pay this tax.

        As a result of the CRC merger, HCP, Inc. succeeded to the assets and the liabilities of CRC, including any liabilities for unpaid taxes and any tax liabilities created in connection with the CRC merger. At the closing of the CRC merger, we received an opinion of our counsel substantially to the effect that on the basis of the facts, representations and assumptions set forth or referred to in such opinions, for federal income tax purposes the CRC merger qualified as a reorganization within the meaning of Section 368(a) of the Code. If, however, contrary to the opinion of our counsel, the CRC merger did not qualify as a reorganization within the meaning of Section 368(a) of the Code, the CRC merger would have been treated as a sale of CRC's assets to HCP, Inc. in a taxable transaction, and CRC would have recognized taxable gain. In such a case, as CRC's successor-in-interest, HCP, Inc. would be required to pay the tax on any such gain.

As a result of the CRC merger and the acquisition of SEUSA, HCP, Inc. and/or our subsidiary, HCP Life Science REIT, may be required to distribute earnings and profits.

        HCP, Inc. succeeded to the tax attributes, including the earnings and profits of CRC (assuming the CRC merger qualified as reorganizations under the Code). Similarly, HCP Life Science REIT succeeded to the tax attributes, including the earnings and profits of SEUSA. To qualify as a REIT, HCP, Inc. and HCP Life Science REIT must have distributed any non-REIT earnings and profits by the close of the taxable year in which each of these transactions occurred. Any adjustments to the income of CRC or SEUSA for taxable years ending on or before the closing date of the applicable transactions, including as a result of an examination of the tax returns of either company by the Internal Revenue Service, could affect the calculation of such company's earnings and profits. If the Internal Revenue Service were to determine that HCP, Inc. or HCP Life Science REIT acquired non-REIT earnings and profits from one or more of these predecessor entities that HCP, Inc. or HCP Life Science REIT failed to distribute prior to the end of the taxable year in which the applicable transaction occurred, HCP, Inc. and HCP Life Science REIT could avoid disqualification as a REIT by paying a "deficiency dividend." Under these procedures, HCP, Inc. or HCP Life Science REIT generally would be required to distribute any such non-REIT earnings and profits to its respective stockholders within 90 days of the determination and pay a statutory interest charge at a specified rate to the Internal Revenue Service. Such a distribution would be in addition to the distribution of REIT taxable income necessary to satisfy the REIT distribution requirement and may require that HCP, Inc. or HCP Life Science REIT, as applicable, borrow funds to make the distribution even if the then-prevailing market conditions are not favorable for borrowings. In addition, payment of the statutory interest charge could materially adversely affect the cash flow of the applicable REIT.

Risks Related to our Organizational Structure

Our charter contains ownership limits with respect to our common stock and other classes of capital stock.

        Our charter, subject to certain exceptions, contains restrictions on the ownership and transfer of our common stock and preferred stock that are intended to assist us in preserving our qualification as a REIT. Under our charter, subject to certain exceptions, no person or entity may own, actually or constructively, more than 9.8% (by value or by number of shares, whichever is more restrictive) of the outstanding shares of our common or preferred stock.

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

        As of December 31, 2008, we had 253.6 million shares of common stock issued and outstanding. We cannot predict the effect, if any, that potential future sales of our common or preferred stock, warrants or debt securities, or the availability of our securities for future sale, will have on the market price of our outstanding securities, including our common stock. Sales of substantial amounts of our common or preferred stock, warrants or debt securities convertible into, or exercisable or exchangeable for, common stock in the public market or the perception that such sales might occur could reduce the market price of our common stock. The sales of any such securities could also dilute the interests of existing common stockholders and may cause a decrease in the market price of our common stock. Additionally, we maintain equity incentive plans for our employees. We have historically made grants of stock options, restricted stock and restricted stock units to our employees under such plans, and we expect to continue to do so. As of December 31, 2008, there were options to purchase approximately 5.1 million shares of our common stock outstanding of which 2.0 million shares are exercisable, approximately 380,000 unvested shares of restricted stock issued and outstanding and approximately 864,000 unvested restricted stock units issued and outstanding under our equity incentive plans.

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

  •
  The mix of revenues generated at healthcare facilities between privately-paid and government reimbursed;

  •
  Availability of qualified operators or property managers and whether we can manage the property;

  •
  Potential alternative uses of the facilities;

  •
  Regulatory and reimbursement environment in which the properties operate;

  •
  Tax laws related to REITs;

  •
  Prospects for liquidity through financing or refinancing; and

  •
  Our access to and cost of capital.

        The following summarizes our property investments as of and for the year ended December 31, 2008 (square feet and dollars in thousands).

				2008
Facility Location	Number of Facilities	Capacity(1)	Gross Real Estate(2)	Rental Revenues(3)	Operating Expenses
Senior housing:		(Units)
California	28	3,178	$577,882	$44,691	$466
Florida	27	3,391	442,755	40,885	2,752
Texas	29	3,256	340,083	33,349	—
Virginia	10	1,336	271,480	19,254	1
Colorado	5	893	175,060	13,464	—
New Jersey	9	771	153,103	10,829	—
Alabama	3	626	142,743	12,137	—
Illinois	9	687	135,639	10,668	—
Washington	8	573	127,659	8,081	1
Other (25 States)	77	7,747	1,071,846	96,518	7,272

Total senior housing	205	22,458	$3,438,250	$289,876	$10,492

Life science:		(Sq. Ft.)
California	87	5,542	$2,498,874	$230,344	$42,201
Utah	9	584	90,110	11,985	1,340

	96	6,126	2,588,984	242,329	43,541
California—Development	—	—	546,865	—	—

Total life science	96	6,126	$3,135,849	$242,329	$43,541

				2008
Facility Location	Number of Facilities	Capacity(1)	Gross Real Estate(2)	Rental Revenues(3)	Operating Expenses
Medical office:		(Sq. Ft.)
Texas	45	4,074	$597,983	$87,672	$45,572
California	14	780	193,671	27,194	16,311
Colorado	16	1,031	171,257	24,570	11,087
Washington	7	687	154,968	27,654	10,736
Tennessee	17	1,500	141,127	26,085	10,425
Utah	22	939	130,163	17,624	4,322
Florida	19	1,024	128,910	23,370	11,234
Kentucky	6	640	98,134	12,857	4,436
Nevada	8	541	83,352	13,426	5,070
Other (19 States and Mexico)	34	1,736	301,326	42,507	14,541

	188	12,952	2,000,891	302,959	133,734
California—Development	—	—	44,212	5,788	1,571

Total medical office	188	12,952	$2,045,103	$308,747	$135,305

Hospital:		(Beds)
Texas	4	889	$209,569	$28,880	$3,028
California	2	176	123,559	14,826	171
Georgia	2	274	79,749	11,420	—
North Carolina	1	355	72,500	7,724	—
Louisiana	4	343	64,752	6,578	94
Florida	1	199	62,450	7,697	—
Kansas	1	80	12,997	1,992	—
Arkansas	1	60	10,313	1,229	—
Wisconsin	1	62	10,162	1,712	—
Other (2 States)	2	124	17,643	2,754	1

Total hospital	19	2,562	$663,694	$84,812	$3,294

Skilled nursing:		(Beds)
Virginia	9	934	$62,649	$6,800	$—
Indiana	8	870	44,356	6,657	—
Ohio	8	1,120	42,638	6,963	—
Colorado	2	240	14,778	1,548	—
California	3	379	13,558	2,110	—
Tennessee	4	572	12,755	3,320	—
Nevada	2	267	12,350	2,007	—
Michigan	3	327	10,227	1,357	—
Kentucky	2	195	8,082	1,501	—
Other (7 States)	7	777	27,479	3,719	—

Total skilled nursing	48	5,681	$248,872	$35,982	$—

Total properties	556		$9,531,768	$961,746	$192,632

(1)
Senior housing facilities are apartment-like facilities and are therefore measured in units (studio, one or two bedroom apartments). Life science facilities and medical office buildings are measured in square feet. Hospitals and skilled nursing facilities are measured in licensed bed count.

(2)
Gross real estate represents the carrying amount of real estate assets after adding back accumulated depreciation and amortization, excluding intangibles and assets held for sale.

(3)
Rental revenues represent the combined amount of rental and related revenues and tenant recoveries.

        The following table summarizes key operating and leasing statistics for all of our operating leases as of and for the years ended December 31, (square feet in thousands):

	2008	2007	2006	2005	2004
Senior housing:
Average occupancy percentage(1)	89%	91%	94%	91%	87%
Average effective annual rental per unit(1)	$12,333	$11,305	$10,498	$9,676	$9,690
Units(2)	22,458	22,357	22,142	7,528	6,183
Life science:
Average occupancy percentage	91%	83%	98%	100%	100%
Average effective annual rental per square foot	$36	$31	$21	$21	$20
Square feet(2)	6,126	5,896	897	738	514
Medical office:
Average occupancy percentage	90%	91%	91%	92%	92%
Average effective annual rental per square foot	$25	$24	$17	$13	$11
Square feet(2)	12,952	12,834	11,954	8,908	7,839
Hospital:
Average occupancy percentage(1)	43%	41%	56%	57%	69%
Average effective annual rental per bed(1)	$32,741	$32,893	$30,063	$29,420	$29,402
Beds(2)	2,562	2,562	1,568	1,568	1,568
Skilled nursing:
Average occupancy percentage(1)	86%	86%	87%	86%	87%
Average effective annual rental per bed(1)	$6,399	$6,445	$5,873	$5,641	$5,514
Beds(2)	5,681	5,681	5,681	5,681	5,681

(1)
Represents occupancy and per rental unit/bed amounts as reported by the respective tenants or operators. Certain operators in our hospital portfolio are not required under their respective leases to provide operational data.

(2)
Senior housing facilities are measured in units (e.g., studio, one or two bedroom units). Life science facilities and medical office buildings are measured in square feet. Hospitals and skilled nursing facilities are measured in licensed bed count.

Development Properties

        The following table sets forth the properties owned by us in our life science and medical office segments as of December 31, 2008 that are currently under development or redevelopment. There are no assurances that any of these projects will be completed on schedule or within estimated amounts.

Name of Project	Location	Estimated Completion Date(1)	Estimated Total Investment	Total Investment To Date
Oyster Point II (Building A)	So. San Francisco, CA	4Q 2008	$97,448	$79,744
Oyster Point II (Building B)	So. San Francisco, CA	4Q 2008	103,293	84,546
Oyster Point II (Building C)	So. San Francisco, CA	4Q 2008	60,660	47,761
500/600 Saginaw(2)	Redwood City, CA	4Q 2009	45,813	29,277
Modular Labs IV(2)	So. San Francisco, CA	3Q 2010	43,231	7,300
Innovation Drive(2)	San Diego, CA	3Q 2010	34,272	20,272
Folsom Blvd(2)	Sacramento, CA	3Q 2010	31,605	23,626

			$416,322	$292,526

(1)
For development projects, management's estimate of the date the core and shell structure improvements are expected to be or have been completed. For redevelopment projects, management's estimate of the time in which major construction activity in relation to the scope of the project has been substantially completed.

(2)
Represents redevelopments. Redevelopments are properties that require significant capital expenditures (generally more than 25% of acquired cost or existing basis) to achieve stabilization or to change the use of the properties. Assets are considered stabilized at the earlier of achieving 90% occupancy or one year from the completion of development or redevelopment activities

Tenant Lease Expiration

        The following table shows tenant lease expirations for the next 10 years and thereafter at our leased properties, assuming that none of the tenants exercise any of their renewal options (dollars in thousands):

		Expiration Year
Segment	Total	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	Thereafter
Senior housing:
Leases	205	1	4	3	4	4	7	2	24	26	67	63
Base rent(1)	$261,297	$—	$659	$785	$1,075	$17,789	$12,150	$3,174	$26,860	$31,061	$101,335	$66,409
% of total base rent	100	—	—	—	1	7	5	1	10	12	39	25
Life science:
Leases	111	18	14	9	12	5	6	8	2	12	8	17
Base rent(1)	$188,505	$10,378	$12,340	$13,821	$4,665	$7,034	$5,605	$17,955	$5,748	$23,474	$22,183	$65,302
% of total base rent	100	6	6	7	2	4	3	10	3	12	12	35
Medical office:
Leases	2,713	639	532	459	310	282	137	108	70	61	70	45
Base rent(1)	$235,392	$43,282	$38,042	$28,490	$30,066	$20,897	$17,216	$12,073	$8,303	$10,209	$12,491	$14,323
% of total base rent	100	19	16	12	13	9	7	5	4	4	5	6
Hospital:
Leases	18	3	1	—	—	1	3	1	—	2	—	7
Base rent(1)	$62,052	$14,630	$2,973	$—	$—	$2,400	$16,018	$369	$—	$4,413	$—	$21,249
% of total base rent	100	23	5	—	—	4	26	1	—	7	—	34
Skilled nursing:
Leases	48	3	—	—	—	10	9	5	5	9	4	3
Base rent(1)	$35,422	$1,280	$—	$—	$—	$6,914	$6,672	$3,249	$4,869	$7,953	$2,168	$2,317
% of total base rent	100	4	—	—	—	19	19	9	14	22	6	7
Total:
Leases	3,095	664	551	471	326	302	162	124	101	110	149	135
Base rent(1)	$782,668	$69,570	$54,014	$43,096	$35,806	$55,034	$57,661	$36,819	$45,780	$77,109	$138,176	$169,603
% of total base rent	100	9	7	5	4	7	7	5	6	10	18	22

(1)
The most recent monthly base rent annualized. Base rent does not include tenant recoveries, additional rents and other lease-related adjustments to revenue (i.e., straight-line rents, amortization of above and below market lease intangibles and deferred revenues).

        We specifically incorporate by reference into this section the information set forth in Schedule III: Real Estate and Accumulated Depreciation, included in this report.

ITEM 3.    Legal Proceedings

        From time to time, we are a party to legal proceedings, lawsuits and other claims that arise in the ordinary course of business. Regardless of their merits, these matters may force us to expend significant financial resources. Except as described below, we are not aware of any legal proceedings or claims that we believe may have, individually or taken together, a material adverse effect on our business, prospects, financial condition or results of operations. Our policy is to accrue legal expenses as they are incurred. The information set forth under the heading "Legal Proceedings" of Note 14 to the Consolidated Financial Statements, included in Part III, Item 15 of this Report, is incorporated herein by reference.

        On May 3, 2007, Ventas, Inc. filed a complaint against HCP in the United States District Court for the Western District of Kentucky asserting claims of tortious interference with contract and tortious interference with prospective business advantage. The complaint alleges, among other things, that we interfered with Ventas' purchase agreement with Sunrise Senior Living Real Estate Investment Trust ("Sunrise REIT"); that we interfered with Ventas' prospective business advantage in connection with the Sunrise REIT transaction; and that our actions caused Ventas to suffer damages. As set forth in a statement filed by Ventas on January 20, 2009, Ventas claims damages of $122 million representing the difference between the price it initially agreed to pay for Sunrise REIT and the price it ultimately paid, additional claimed damages of $188 million for alleged financing and other costs and punitive damages.

        We believe that Ventas' claims are without merit and intend both to vigorously defend against Ventas' lawsuit and to aggressively pursue our counterclaims against Ventas as successor to Sunrise REIT. As set forth in a statement filed by us on January 20, 2009, we seek recovery of damages in excess of $300 million against Ventas. Our counterclaims allege, among other things, that Sunrise REIT (i) fraudulently or negligently induced us to participate in a rigged, flawed and unfair auction process, (ii) fraudulently or negligently induced us to enter into a confidentiality and standstill agreement that was materially different from the agreement entered into with Ventas, (iii) provided unfair assistance to Ventas, and (iv) changed the rules of the auction at the last minute and such change prevented us from bidding. The counterclaims further allege that at all times Sunrise REIT knew that we were the highest bidder and presumptive winner of the auction. Absent such misconduct by Sunrise REIT, we allege that we would have succeeded in acquiring Sunrise REIT. The amended counterclaims allege that Ventas, in acquiring Sunrise REIT, assumed the liability of Sunrise REIT to us. On December 23, 2008, Ventas filed a motion for judgment on the pleadings seeking dismissal of our counterclaims, and we have responded to Ventas' motion. The District Court has not rendered a decision on Ventas' motion.

        The Court has set a trial date of August 18, 2009. We intend to pursue our claims described above vigorously; however, there can be no assurances that we will prevail on any of these claims or the amount of any recovery that may be awarded. We expect that defending our interests and pursuing our own claims in the above matters will require us to expend significant funds. We are unable to estimate the ultimate aggregate amount of monetary gain, loss or financial impact with respect to these matters as of December 31, 2008.

ITEM 4.    Submission of Matters to a Vote of Security Holders

        None.

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is listed on the New York Stock Exchange. Set forth below for the fiscal quarters indicated are the reported high and low reported sales prices per share of our common stock on the New York Stock Exchange.

	2008		2007		2006
	High	Low	High	Low	High	Low
First Quarter	$35.14	$26.80	$42.11	$35.01	$28.83	$25.27
Second Quarter	38.75	31.14	38.60	28.02	28.47	25.12
Third Quarter	42.16	30.12	34.49	25.11	31.24	26.16
Fourth Quarter	39.83	14.26	35.24	29.30	37.84	29.77

        At January 23, 2009, we had approximately 14,453 stockholders of record and there were approximately 139,875 beneficial holders of our common stock.

        It has been our policy to declare quarterly dividends to the common stockholders so as to comply with applicable provisions of the Internal Revenue Code governing REITs. The cash dividends per share paid on common stock are set forth below:

	2008	2007	2006
First Quarter	$0.455	$0.445	$0.425
Second Quarter	0.455	0.445	0.425
Third Quarter	0.455	0.445	0.425
Fourth Quarter	0.455	0.445	0.425

        On February 2, 2009, we announced that our Board of Directors declared a quarterly common stock cash dividend of $0.46 per share. The common stock dividend will be paid on February 23, 2009 to stockholders of record as of the close of business on February 9, 2009.

        On February 2, 2009, we announced that our Board of Directors declared a quarterly cash dividend of $0.45313 per share on our Series E cumulative redeemable preferred stock and $0.44375 per share on our Series F cumulative redeemable preferred stock. These dividends will be paid on March 31, 2009 to stockholders of record as of the close of business on March 13, 2009.

        The table below sets forth the information with respect to purchases of our common stock made by or on our behalf during the quarter ended December 31, 2008.

ISSUER PURCHASES OF EQUITY SECURITIES

Period Covered	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number (Or Approximate Dollar Value) Of Shares That May Yet Be Purchased Under The Plans Or Programs
October 1-31, 2008	18,547	$31.68	—	—
November 1-30, 2008	1,778	24.90	—	—
December 1-31, 2008	115	23.32	—	—

Total	20,440	31.04	—	—

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

  Stock Price Performance Graph

        The graph below compares the cumulative total return of HCP, the S&P 500 Index and the Equity REIT Index of the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"), from January 1, 2004 to December 31, 2008. Total return assumes quarterly reinvestment of dividends before consideration of income taxes.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

AMONG S&P 500, EQUITY REITS AND HCP, Inc.

RATE OF RETURN TREND COMPARISON

JANUARY 1, 2004–DECEMBER 31, 2008

(JANUARY 1, 2004 = 100)

Stock Price Performance Graph Total Return

Assumes $100 invested January 1, 2004 in HCP, S&P 500 Index and NAREIT Equity REIT Index.

ITEM 6.    Selected Financial Data

        Set forth below is our selected financial data as of and for each of the years in the five year period ended December 31, 2008.

	Year Ended December 31,(1)
	2008	2007(2)	2006(2)	2005	2004
	(Dollars in thousands, except per share data)
Income statement data:
Total revenues	$1,025,818	$907,361	$464,247	$295,468	$235,289
Income from continuing operations	204,329	115,648	33,443	47,328	51,347
Net income applicable to common shares	427,365	567,885	396,417	151,927	147,910
Income from continuing operations applicable to common shares:
Basic earnings per common share	0.77	0.45	0.08	0.19	0.23
Diluted earnings per common share	0.77	0.45	0.08	0.19	0.23
Net income applicable to common shares:
Basic earnings per common share	1.80	2.73	2.67	1.13	1.12
Diluted earnings per common share	1.79	2.71	2.66	1.12	1.11
Balance sheet data:
Total assets	11,849,826	12,521,772	10,012,749	3,597,265	3,104,526
Debt obligations(3)	5,937,456	7,510,907	6,202,015	1,956,946	1,487,291
Stockholders' equity	5,201,271	4,103,709	3,294,036	1,399,766	1,419,442
Other data:
Dividends paid	457,643	393,566	266,814	248,389	243,250
Dividends paid per common share	1.82	1.78	1.70	1.68	1.67

(1)
In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets ("SFAS No. 144"), reclassifications have been made to prior year amounts for properties sold or held for sale to discontinued operations.

(2)
We completed our acquisitions of SEUSA on August 1, 2007, CRP and CRC on October 5, 2006 and the interest held by an affiliate of General Electric in HCP Medical Office Properties ("HCP MOP") on November 30, 2006. The results of operations resulting from these acquisitions are reflected in our consolidated financial statements from those dates.

(3)
Includes bank line of credit, bridge and term loans, senior unsecured notes, mortgage debt, mortgage debt on assets held for sale, mortgage debt on assets held for contribution and other debt.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Language Regarding Forward-Looking Statements

        Statements in this Annual Report on Form 10-K that are not historical factual statements are "forward-looking statements." We intend to have our forward-looking statements covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with those provisions. Forward-looking statements include, among other things, statements regarding our and our officers' intent, belief or expectations as identified by the use of words such as "may," "will," "project," "expect," "believe," "intend," "anticipate," "seek," "forecast," "plan," "estimate," "could," "would," "should" and other comparable and derivative terms or the negatives thereof. In addition, we, through our officers, from time to time, make forward-looking oral and written public statements concerning our expected future operations, strategies, securities offerings, growth and investment opportunities, dispositions, capital structure changes, budgets and other developments. Readers are cautioned that, while forward-looking statements reflect our good faith belief and reasonable assumptions based upon current information, we can give no assurance that our expectations or forecasts will be attained. Therefore, readers should be mindful that forward-looking statements are not guarantees of future performance and that they are subject to known and unknown risks and uncertainties that are difficult to predict. As more fully set forth in Part I, Item 1A., "Risk Factors" in this report, factors that may cause our actual results to differ materially from the expectations contained in the forward-looking statements include:

  (a)
  Changes in national and local economic conditions, including a prolonged recession;

  (b)
  Continued volatility in the capital markets, including changes in interest rates and the availability and cost of capital;

  (c)
  The ability of the Company to manage its indebtedness level, and changes in the terms of such indebtedness;

  (d)
  Changes in federal, state or local laws and regulations, including those affecting the healthcare industry that affect our costs of compliance or increase the costs, or otherwise affect the operations of our operators, tenants and borrowers;

  (e)
  Changes in the reimbursement available to our tenants and borrowers by governmental or private payors, including changes in Medicare and Medicaid payment levels and the availability and cost of third party insurance coverage;

  (f)
  Competition for tenants and borrowers, including with respect to new leases and mortgages and the renewal or rollover of existing leases;

  (g)
  Availability of suitable properties to acquire at favorable prices and the competition for the acquisition and financing of those properties;

  (h)
  The ability of our operators, tenants and borrowers to conduct their respective businesses in a manner sufficient to maintain or increase their revenues and to generate sufficient income to make rent and loan payments to us;

  (i)
  The financial weakness of some operators and tenants, including potential bankruptcies and downturns in their businesses, which results in uncertainties regarding our ability to continue to realize the full benefit of such operators' and/or tenants' leases;

  (j)
  The risk that we will not be able to sell or lease properties that are currently vacant, at all or at competitive rates;

  (k)
  The financial, legal and regulatory difficulties of significant operators of our properties, including Sunrise Senior Living, Inc.;

  (l)
  The risk that we may not be able to integrate acquired businesses successfully or achieve the operating efficiencies and other benefits of acquisitions within expected time-frames or at all, or within expected cost projections;

  (m)
  The ability to obtain financing necessary to consummate acquisitions or on favorable terms; and

  (n)
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

        The information set forth in this Item 7 is intended to provide readers with an understanding of our financial condition, changes in financial condition and results of operations. We will discuss and provide our analysis in the following order:

  •
  Executive Summary

  •
  2008 Transaction Overview

  •
  Dividends

  •
  Critical Accounting Policies

  •
  Results of Operations

  •
  Liquidity and Capital Resources

  •
  Off-Balance Sheet Arrangements

  •
  Contractual Obligations

  •
  Inflation

  •
  Recent Accounting Pronouncements

Executive Summary

        We are a self-administered REIT that, together with our consolidated subsidiaries, invests primarily in real estate serving the healthcare industry in the United States. We acquire, develop, lease, manage and dispose of healthcare real estate and provide financing to healthcare providers. At December 31, 2008, our portfolio of investments, excluding assets held for sale but including properties owned by our Investment Management Platform, consisted of interests in 694 facilities.

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

        We follow a disciplined approach to enhancing the value of our existing portfolio, including ongoing evaluation of potential disposition of properties that no longer fit our strategy. During the year ended December 31, 2008, we sold 51 properties for $643 million. At December 31, 2008, we had six properties with a carrying amount of $15.4 million classified as held for sale.

        We primarily generate revenue by leasing healthcare properties under long-term leases. Most of our rents and other earned income from leases are received under triple-net leases or leases that provide for substantial recovery of operating expenses; however, some of our MOBs and life science leases are structured as gross or modified gross leases. Accordingly, for such MOBs and life science facilities we incur certain property operating expenses, such as real estate taxes, repairs and maintenance, property management fees, utilities and insurance. Our growth depends, in part, on our ability to (i) increase rental income and other earned income from leases by increasing rental rates and occupancy levels; (ii) maximize tenant recoveries given underlying lease structures; and (iii) control operating and other expenses. Our operations are impacted by property specific, market specific, general economic and other conditions.

        Access to external capital on favorable terms is critical to the success of our strategy. Generally, we attempt to match the long-term duration of most of our investments with long-term fixed-rate financing. At December 31, 2008, 15% of our consolidated debt is at variable interest rates, which includes a balance of $520 million outstanding under our bridge and term loans. We intend to maintain an investment grade rating on our senior debt securities and manage various capital ratios and amounts within appropriate parameters.

        Access to capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as to fund future acquisitions and development through the issuance of additional securities or secured debt. During 2008 we have raised $1.0 billion of equity capital, $656 million from asset dispositions, $566 million from the placement of Federal National Mortgage Association ("Fannie Mae") secured debt and $197 million in a bank term loan. In 2008, there was a decline in the availability of financing from the capital markets and widening credit spreads. Our ability to continue to access capital could be impacted by various factors including general market conditions and the continuing slowdown in the economy, interest rates, credit ratings on our securities, and any changes to these ratings, the market price of our capital stock, the performance of our portfolio, tenants, borrowers and operators, including any restructurings, disruptions or bankruptcies of our tenants, borrowers and operators, the perception of our potential future earnings and cash distributions, any unwillingness on the part of lenders to make loans to us and any deterioration in the financial position of lenders that might make them unable to meet their obligations to us.

2008 Transaction Overview

  Investment Transactions

        During 2008, we made investments aggregating $228 million through the acquisition of a senior housing facility for $11 million, purchase of marketable debt securities for $30 million, purchase of a joint venture interest valued at $29 million and funding an aggregate of $158 million for construction, tenant and capital improvement projects primarily in the life science and medical office segments.

        During 2008, we sold assets valued at $656 million, which included the sale of 51 properties for approximately $643 million and other investments for $13 million. Our sales of properties and other investments during 2008 were made from the following segments: (i) $438 million of hospital, (ii) $97 million of skilled nursing, (iii) $94 million of medical office and (iv) $27 million of senior housing.

        During 2008, three of our life science facilities located in South San Francisco were placed into service representing 229,000 square feet.

  Financing Transactions

        During the year ended December 31, 2008, we raised $1.8 billion in capital through the issuance of common stock, placement of Fannie Mae secured debt and the bank term loan market, which includes the transactions discussed below:

        In connection with HCP's addition to the S&P 500 Index on March 28, 2008, we issued 12.5 million shares of our common stock on April 2, 2008. In a separate transaction, we issued 4.5 million shares to a REIT-dedicated institutional investor on April 2, 2008. The net proceeds received from these two offerings in the aggregate were approximately $560 million, which were used to repay a portion of the outstanding indebtedness under our revolving line of credit facility.

        In May 2008, we placed $259 million of seven-year mortgage financing on 21 of our senior housing assets. The assets are cross-collateralized and the debt has a fixed interest rate of 5.83%. We received net proceeds aggregating $254 million, which were used to repay outstanding indebtedness under our revolving line of credit facility and bridge loan.

        In June 2008, we settled two forward-starting swaps with an aggregate notional amount of $900 million. Upon settlement of these contracts and for the year ended December 31, 2008, we recognized ineffectiveness charges of $3.5 million, or $0.01 per diluted share of common stock, in interest and other income, net.

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

        On December 19, 2008, we recognized a gain of $2.4 million related to the negotiated early repayment of $120 million of mortgage debt, at a discount, with an original maturity of January 27, 2009. The mortgage debt was repaid with funds available under our revolving line of credit facility.

  Other Events

        On July 30, 2008, we received and recognized lease termination income of $18 million from a tenant in connection with the early termination of three leases representing 149,000 square feet in our life science segment. Upon termination of the leases, we recognized an impairment of $4 million related to intangible assets associated with these leases.

        On September 19, 2008, we completed the restructuring of our hospital portfolio leased to Tenet and settled various disputes. The settlement provided for, among other things, the sale of our hospital in Tarzana, California, valued at $89 million, the purchase of Tenet's minority interest in a joint venture valued at $29 million and the extension of the terms of three other hospitals leased by us to Tenet. As a result of the sale of our hospital in Tarzana, California and the settlement of our legal disputes with Tenet, we recognized income of $47 million.

        On December 1, 2008, we completed the transfer of an 11-property senior housing portfolio to Emeritus. In connection with the transfer, we recognized impairments of lease related intangible assets of $12 million.

Dividends

        Quarterly dividends paid during 2008 aggregated $1.82 per share. On February 2, 2009, we announced that our Board of Directors declared a quarterly common stock cash dividend of $0.46 per share. The common stock dividend was paid on February 23, 2009 to stockholders of record as of the close of business on February 9, 2009.

Critical Accounting Policies

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires our management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our consolidated financial statements. For a description of the risk associated with our critical accounting policies, see "Risk Factors—Risks Related to HCP" in Item 1A. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain.

  Principles of Consolidation

        The consolidated financial statements include the accounts of HCP, our wholly-owned subsidiaries and joint ventures that we control, through voting rights or other means. We apply Financial Accounting Standards Board ("FASB") Interpretation No. 46R, Consolidation of Variable Interest Entities, as revised ("FIN 46R"), for arrangements with variable interest entities ("VIEs"). We consolidate investments in VIEs when we are the primary beneficiary of the VIE at either the creation of the variable interest entity or upon the occurrence of a qualifying reconsideration event. We also apply Emerging Issues Task Force ("EITF") Issue 04-5, Investor's Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights ("EITF 04-05"), to investments in joint ventures.

        Our judgment with respect to our level of influence or control of an entity and whether we are (or are not) the primary beneficiary of a VIE. Consideration of various factors including, but not limited to, the form of our ownership interest, our representation on the entity's governing body, the size and seniority of our investment, various cash flow scenarios related to the VIE, our ability to participate in policy making decisions and the rights of the other investors to participate in the decision making process and to replace us as manager and/or liquidate the venture, if applicable. Our ability to correctly assess our influence or control over an entity at inception of our involvement or upon a reconsideration event and determine the primary beneficiary of a VIE, affects the presentation of these entities in our consolidated financial statements. If we were to perform a primary beneficiary analysis upon the occurrence of a future reconsideration event, our assumptions may be different, which could result in the identification of a different primary beneficiary.

        If we determine that we are the primary beneficiary of a VIE our consolidated financial statements would include the results of the VIE (either tenant or borrower) rather than the results of our lease or loan to the VIE. We would depend on the VIE to provide us timely financial information, and we would rely on the internal controls of the VIE to provide accurate financial information. If the VIE has deficiencies in its internal controls over financial reporting, or does not provide us with timely financial information, this may adversely impact our financial reporting and our internal controls over financial reporting.

  Revenue Recognition

        Rental income from tenants is recognized in accordance with GAAP, including SEC Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB 104"). We recognize rental revenue on a straight-line basis over the lease term when collectibility is reasonably assured and the tenant has taken possession or controls the physical use of the leased asset. For assets acquired subject to leases, we recognize revenue upon acquisition of the asset provided the tenant has taken possession or controls the physical use of the leased asset. If the lease provides for tenant improvements, we determine whether the tenant improvements, for accounting purposes, are owned by the tenant or us. When we are the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. The determination of ownership of the tenant improvements is subject to significant judgment. Tenant improvement ownership is determined based on various factors including, but not limited to:

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

        We use the direct finance method of accounting to record income from DFLs. For leases accounted for as DFLs, future minimum lease payments are recorded as a receivable. The difference between the future minimum lease payments and the estimated residual values less the cost of the properties is recorded as unearned income. Unearned income is deferred and amortized to income over the lease terms to provide a constant yield when collectibility of the lease payments is reasonably assured. Investments in DFLs are presented net of unamortized unearned income.

        Loans receivable are classified as held-for-investment based on management's intent and ability to hold the loans for the foreseeable future or to maturity. Loans held-for-investment are carried at amortized cost, reduced by a valuation allowance for estimated credit losses. We recognize interest income on loans, including the amortization of discounts and premiums, using the effective interest method applied on a loan-by-loan basis when collectibility of the future payments is reasonably assured. Premiums and discounts are recognized as yield adjustments over the life of the related loans. Loans are transferred from held-for-investment to held-for-sale when management's intent is to no longer hold the loans for the foreseeable future. Loans held-for-sale are recorded at the lower of cost or fair value.

        Allowances are established for loans and DFLs based upon a probable loss estimate for individual loans and DFLs deemed to be impaired. Loans and DFLs are impaired when it is deemed probable that we will be unable to collect all amounts due on a timely basis in accordance with the contractual terms of the loan or lease. Determining the adequacy of the allowance is complex and requires significant judgment by us about the effect of matters that are inherently uncertain. The allowance is based upon our assessment of the borrower's or lessee's overall financial condition, resources and payment record; the prospects for support from any financially responsible guarantors; and, if appropriate, the realizable value of any collateral. These estimates consider all available evidence including, as appropriate, the present value of the expected future cash flows discounted at the loan's or DFL's effective interest rate, the fair value of collateral, general economic conditions and trends, historical and industry loss experience, and other relevant factors. While our assumptions are based in part upon historical data, our estimates may differ from actual results, which could be material to our consolidated financial statements.

        Loans and DFLs are placed on non-accrual status at such time as management determines that collectibility of contractual amounts is not reasonably assured. While on non-accrual status, loans or DFLs are either accounted for on a cash basis, in which income is recognized only upon receipt of cash, or on a cost-recovery basis, in which all cash receipts reduce the carrying value of the loan or DFL, based on management's judgment of collectibility.

  Real Estate

        Real estate, consisting of land, buildings and improvements, is recorded at cost. We allocate the cost of the acquisition, including the assumption of liabilities, to the acquired tangible assets and identified intangibles based on their estimated fair values in accordance with SFAS No. 141, Business Combinations. In December 2007, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141R, Business Combinations, as revised ("SFAS No. 141R"). SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141R on January 1, 2009 will, among other things, require us to prospectively expense all transaction costs for business combinations. The implementation of SFAS No. 141R on January 1, 2009 could materially impact our future financial results to the extent that we acquire significant amounts of real estate, as related acquisition costs will be expensed as incurred rather than our past practice of capitalizing such costs and amortizing them over the estimated useful life of the assets acquired.

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

        We record acquired "above and below" market leases at fair value using discount rates which reflect the risks associated with the leases acquired. The amount recorded is based on the present value of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) our estimate of fair market lease rates for each in-place lease, measured over a period equal to the remaining term of the lease for above market leases and the initial term plus extended term for any leases with below market renewal options. Other intangible assets acquired include amounts for in-place lease values that are based on our evaluation of the specific characteristics of each tenant's lease. Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods, market conditions and costs to execute similar leases. In estimating carrying costs, we include estimates of lost rentals at market rates during the hypothetical expected lease-up periods, which are dependent on local market conditions. In estimating costs to execute similar leases, we consider leasing commissions, legal and other related costs.

        We are required to make subjective assessments to allocate the purchase price paid to acquire investments in real estate among the assets acquired and liabilities assumed based on our estimate of the fair values of such assets and liabilities. This includes determining the value of the buildings and improvements, land, ground leases, tenant improvements, in-place tenant leases, favorable or unfavorable market leases and any debt assumed from the seller or loans made by the seller to us. Each of these estimates requires significant judgment and some of the estimates involve complex calculations and judgments about useful lives. These allocation assessments have a direct impact on our results of operations as amounts allocated to some assets and liabilities are not subject to depreciation or amortization and those that are have different lives. Additionally, the amortization of value assigned to favorable or unfavorable market rate leases is recorded as an adjustment to rental revenue as compared to amortization of the value of in-place leases, which is included in depreciation and amortization in our consolidated statements of income.

  Impairment of Long-Lived Assets and Goodwill

        We assess the carrying value of real estate assets and related intangibles ("real estate assets"), whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets ("SFAS No. 144"). We test our real estate assets for impairment by comparing the sum of the expected undiscounted cash flows to the carrying amount of the real estate asset or asset group. If the carrying value exceeds the expected undiscounted cash flows, an impairment loss will be recognized by adjusting the carrying amount of the real estate assets to their estimated fair value. Our ability to accurately predict future operating results and cash flows and to accurately estimate and allocate fair values impacts the timing and recognition of real estate asset impairments. While we believe our assumptions are reasonable, changes in these assumptions, such as the anticipated hold period for an asset, may have a material impact on our financial results.

        Goodwill is tested for impairment by applying the two-step approach defined in SFAS No. 142, Goodwill and Other Intangible Assets, at least annually and whenever we identify triggering events that may indicate impairment. Potential impairment indicators include a significant decline in real estate valuations, restructuring plans or a decline in our market capitalization below book value. We test for impairment of our goodwill by comparing the fair value of a reporting unit containing goodwill to its carrying value. If the carrying value exceeds the fair value, the second step of the test is needed to measure the amount of potential goodwill impairment. The second step requires the fair value of the reporting unit to be allocated to all the assets and liabilities of the reporting unit as if it had been acquired in a business combination at the date of the impairment test. The excess fair value of the reporting unit over the fair value of assets and liabilities is the implied value of goodwill and is used to determine the amount of impairment. We selected the fourth quarter of each fiscal year to perform our annual impairment test.

        The evaluation of goodwill requires significant judgments and estimates when determining fair value, including, but not limited to, real estate market capitalization rates, projected future cash flows, discount rates and the fair value of HCP. We estimated the fair value of HCP based on the market capitalization of our outstanding shares at December 31, 2008 and a control premium of approximately ten percent. This control premium approximates comparable sale transactions during the 18 months prior to our impairment test. We also performed various sensitivity analyses in which real estate capitalization rates, discount rates and the control premium were expanded or contracted by 50 to 100 basis points, noting that the results would not lead to an impairment of our goodwill assets. Our estimates may differ from actual results due to, among other things, economic conditions or changes in operating performance. While we believe our assumptions are reasonable, changes in these assumptions, such as significant expansions in real estate market capitalization rates, may have a material impact on our financial results.

  Investments in Unconsolidated Joint Ventures

        Investments in entities which we do not consolidate but for which we have the ability to exercise significant influence over operating and financial policies are reported under the equity method of accounting. Under the equity method of accounting, our share of the investee's earnings or losses are included in our consolidated results of operations.

        The initial carrying value of investments in unconsolidated joint ventures is based on the amount paid to purchase the joint venture interest or the carrying value of the assets prior to the sale of interests in the joint venture. We evaluate our equity method investments for impairment based upon a comparison of the fair value of the equity method investment to our carrying value. When we determine that a decline in the fair value of our investment in an unconsolidated joint venture is other-than-temporary and is below its carrying value, an impairment is recorded. The determination of the fair value of investments in unconsolidated joint ventures involves significant judgment. Our estimates consider all available evidence including, as appropriate, the present value of the expected future cash flows discounted at market rates, general economic conditions and trends, and other relevant factors. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our financial results.

  Income Taxes

        As part of the process of preparing our consolidated financial statements, significant management judgment is required to evaluate our compliance with REIT requirements. Our determinations are based on interpretation of tax laws, and our conclusions may have an impact on the income tax expense recognized. Adjustments to income tax expense may be required as a result of: (i) audits conducted by federal and state tax authorities, (ii) our ability to qualify as a REIT, (iii) the potential for built-in-gain recognized related to prior-tax-free acquisitions of C corporations, and (iv) changes in tax laws. Adjustments required in any given period are included in income, other than adjustments to income tax liabilities acquired in business combinations, which are adjusted through goodwill.

Results of Operations

        We evaluate our business and allocate resources among our five business segments—(i) senior housing, (ii) life science, (iii) medical office, (iv) hospital, and (v) skilled nursing. Under the senior housing, life science, hospital and skilled nursing segments, we invest primarily in single operator or tenant properties through the acquisition and development of real estate and by providing financing to operators in these segments. Under the medical office segment, we invest through acquisition in MOBs that are primarily leased under gross or modified gross leases, generally to multiple tenants, and which generally require a greater level of property management. The acquisition of SEUSA on August 1, 2007 resulted in a change to our reportable segments. Prior to the SEUSA acquisition, we operated through two reportable segments—triple-net leased and medical office buildings. The senior housing, life science, hospital and skilled nursing segments were previously aggregated under our triple-net leased segment. SEUSA's results are included in our consolidated financial statements from the date of acquisition of August 1, 2007. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2 to the Consolidated Financial Statements).

Comparison of the Year Ended December 31, 2008 to the Year Ended December 31, 2007

        We completed our acquisition of SEUSA on August 1, 2007 and an investment in mezzanine loans with an aggregate face value of $1.0 billion on December 21, 2007. SEUSA's results of operations and the results of these mezzanine loans are reflected in our consolidated financial statements from those respective dates.

  Rental and related revenues.

	Year Ended December 31,		Change
Segments	2008	2007	$	%
	(dollars in thousands)
Senior housing	$289,876	$293,331	$(3,455)	(1)%
Life science	208,415	79,660	128,755	NM (1)
Medical office	261,732	275,951	(14,219)	(5)
Hospital	82,894	80,960	1,934	2
Skilled nursing	35,982	35,172	810	2

Total	$878,899	$765,074	$113,825	15%

(1)
Percentage change not meaningful.

•
Senior housing.  Senior housing rental and related revenues decreased by $3.5 million to $289.9 million, for the year ended December 31, 2008, primarily as a result of income of $9.1 million recognized in 2007, resulting from our change in estimate relating to the collectibility of straight-lined rents due from Emeritus, which was partially offset by the additive effect of our acquisitions during 2008 and 2007. No significant changes in estimates related to the collectibility of straight-lined rents were made during the year ended December 31, 2008.

•
Life science.  Life science rental and related revenues increased by $128.8 million, to $208.4 million, for the year ended December 31, 2008, primarily as a result of our acquisition of SEUSA on August 1, 2007. In addition, included in life science rental and related revenues for the year ended December 31, 2008, is lease termination income of $18 million received from a tenant in connection with the early termination of three leases on July 30, 2008 and rental revenues related to three development projects that were placed into service in 2008.

•
Medical office.  Medical office rental and related revenues for the year ended December 31, 2007 includes $18 million from assets that are no longer consolidated and are now in the HCP Ventures IV, LLC joint venture ("HCP Ventures IV"). The decrease in medical office rental and related revenues resulting from HCP Ventures IV was partially offset by the additive effect of our MOB acquisitions during 2007.

  Tenant recoveries.

	Year Ended December 31,		Change
Segments	2008	2007	$	%
	(dollars in thousands)
Life science	$33,914	$19,311	$14,603	76%
Medical office	47,015	44,451	2,564	6
Hospital	1,918	1,092	826	76

Total	$82,847	$64,854	$17,993	28%

        The increase in tenant recoveries for the year ended December 31, 2008 was primarily as a result of our acquisition of SEUSA on August 1, 2007, three development projects that were placed into service in 2008, and the additive effect of our other acquisitions during 2007, partially offset by tenant recoveries related to the assets contributed to HCP Ventures IV.

        Income from direct financing leases.    Income from DFLs decreased $5.7 million to $58.1 million for the year ended December 31, 2008. The decrease was primarily due to two DFL tenants exercising their purchase options on our leased assets during 2007 and two additional DFLs that were placed on non-accrual status and accounted for on a cost-recovery basis beginning October 2008. No purchase options were exercised during 2008. We expect that income from DFLs will decline in 2009 as a result of the two DFLs that are accounted for on a cost-recovery basis.

        Investment management fee income.    Investment management fee income decreased $7.7 million, to $5.9 million, for the year ended December 31, 2008. The decrease in investment management fee income was primarily due to the acquisition fees earned related to our HCP Ventures II joint venture of $5.4 million on January 5, 2007 and HCP Ventures IV of $3.0 million on April 30, 2007. No acquisition fees were earned for the year ended December 31, 2008.

        Depreciation and amortization expenses.    Depreciation and amortization expenses increased $55.7 million, to $314.6 million, for the year ended December 31, 2008. The increase was primarily related to our SEUSA acquisition and three development projects that were placed into service in 2008. The increase in depreciation and amortization related to SEUSA was partially offset by our other acquisitions in 2008 and 2007 and by the 2007 expenses related to the assets contributed to HCP Ventures IV.

  Operating expenses.

	Year Ended December 31,		Change
Segments	2008	2007	$	%
	(dollars in thousands)
Senior housing	$10,492	$10,958	$(466)	(4)%
Life science	43,541	26,220	17,321	66
Medical office	135,305	136,171	(866)	(1)
Hospital	3,294	1,907	1,387	73

Total	$192,632	$175,256	$17,376	10%

        Operating expenses are predominantly related to MOB and life science properties where we incur the expenses and recover a portion of those expenses under the respective leases. Accordingly, the number of properties in our MOB and life science portfolios directly impact operating expenses. The presentation of expenses as general and administrative or operating is based on the underlying nature of the expense. Periodically, we review the classification of expenses between categories and make revisions based on changes in the underlying nature of the expense.

  •
  Life science.  Life science operating expenses increased by $17.3 million, to $43.5 million, for the year ended December 31, 2008, primarily as a result of our acquisition of SEUSA on August 1, 2007 and three development projects that were placed into service in 2008.

  •
  Medical office.  Medical office operating expenses decreased $0.9 million, to $135.3 million, for the year ended December 31, 2008. Medical office operating expenses for the year ended December 31, 2007 include $7.2 million related to assets contributed to HCP Ventures IV. The decrease in medical office operating expenses resulting from HCP Ventures IV was partially offset by the additive effect of our MOB acquisitions during 2007 and increased operating expenses in 2008.

  •
  Hospital.  Hospital operating expenses increased $1.4 million, to $3.3 million, for the year ended December 31, 2008, primarily as a result the additive effect of our hospital acquisitions during 2007.

        General and administrative expenses.    General and administrative expenses increased $7.3 million, to $75.7 million, for the year ended December 31, 2008. The increase in general and administrative expenses was due to an increase in legal fees of $7 million primarily resulting from litigation and an increase of $11 million related to compensation related expenses and professional fees. These increases were partially offset by a decrease of $10 million in merger and integration-related expenses associated with the SEUSA acquisition and our merger with CNL Retirement Properties, Inc. and CNL Retirement Corp., and a $2 million decrease in costs related to acquisitions that were not consummated in 2007.

        The information set forth under the heading "Legal Proceedings" of Note 14 to the Consolidated Financial Statements, included in this report, is incorporated herein by reference.

        Impairments.    During the year ended December 31, 2008, we recognized impairments of $24.7 million as follows: (i) $16.9 million related to intangible assets associated with the early termination of leases and (ii) $7.8 million related to three senior housing properties and one hospital as a result of a decrease in expected cash flows. No assets were determined to be impaired during the year ended December 31, 2007.

        Gain on sale of real estate interest.    On April 30, 2007, we sold an 80% interest in HCP Ventures IV, which resulted in a gain of $10.1 million. No similar transactions occurred during the year ended December 31, 2008.

        Interest and other income, net.    Interest and other income, net increased $81.2 million, to $156.8 million, for the year ended December 31, 2008. The increase was primarily related to an increase of $81.0 million of interest income from our HCR ManorCare mezzanine loan investment made in December 2007 and $28.6 million related to the settlement of litigation with Tenet. The increase in interest and other income, net was partially offset by (i) $7.1 million of lower interest earned on cash balances in 2008, (ii) a decrease in gains resulting from insurance proceeds of $4.9 million in 2007, (iii) an increase in losses from derivatives and hedge ineffectiveness of $6.4 million, (iv) an increase in recognized losses of marketable equity securities and investments in unconsolidated joint ventures of $4.4 million, (v) $3.5 million of fee income related to the early repayment of a loan in 2007, and (vi) a decrease in gains from the sale of marketable debt securities of $3.2 million.

        Our mezzanine investment bears interest on the $1.0 billion aggregate face amount at a floating rate of LIBOR plus 4.0%. During the second half of 2008, LIBOR significantly declined. If interest rates stay at current levels or continue to decline, we expect interest income will decline in 2009 relative to amounts in 2008. For a more detailed description of our mezzanine loan investments, see Note 7 of the Consolidated Financial Statements included in this report. Our exposure to income fluctuations related to our variable rate loans is partially mitigated by our variable rate indebtedness. For a more detailed discussion of our interest rate risk, see "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A.

        Interest expense.    Interest expense decreased $7.1 million, to $348.4 million, for the year ended December 31, 2008. The decrease was primarily due to: (i) a decrease of $17 million related to the average outstanding balance under our bridge loan and a decline in LIBOR, (ii) an increase of $15 million of capitalized interest related to an increase in assets under development in our life science segment, (iii) a decrease of $10 million resulting from the repayment of $300 million senior unsecured floating rate notes in September 2008, and (iv) a charge of $6 million related to the write-off of unamortized loan fees associated with our previous revolving line of credit facility that was terminated in 2007. The decrease in interest expense was partially offset by: (i) an increase of $34 million of interest expense from the issuance of $1.1 billion of senior unsecured notes during 2007 and (ii) an increase of $6 million related to the average outstanding balances under our line of credit and term loan. Our exposure to expense fluctuations related to our variable rate indebtedness is mitigated by our variable rate investments. For a more detailed discussion of our interest rate risk, see "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A.

        The table below sets forth information with respect to our debt, excluding premiums and discounts (dollars in thousands):

	As of December 31,
	2008	2007
Balance:
Fixed rate	$5,059,910	$4,704,988
Variable rate	892,431	2,822,316

Total	$5,952,341	$7,527,304

Percent of total debt:
Fixed rate	85%	63%
Variable rate	15	37

Total	100%	100%

Weighted average interest rate at end of period:
Fixed rate	6.34%	6.18%
Variable rate	2.57%	5.90%
Total weighted average rate	5.77%	6.08%

        Income taxes.    For the year ended December 31, 2008, income taxes increased $2.8 million to $4.3 million. This increase is primarily due to an increase in taxable income related to a portion of one of our mezzanine loan investments, which was contributed to a TRS in January 2008.

        Equity income from unconsolidated joint ventures.    For the year ended December 31, 2008, equity income from unconsolidated joint ventures decreased $2.3 million, to $3.3 million. This decrease is primarily due to a change in the expected useful life of certain intangible assets of one of our unconsolidated joint ventures that resulted in higher amounts of amortization expense.

        Minority interests' share in earnings.    For the year ended December 31, 2008, minority interests' share in earnings decreased $2.3 million, to $21.3 million. This decrease is primarily due to the conversion of 2.8 million of DownREIT units into shares of our common stock during 2008, and to a lesser extent, the purchase in September 2008 of Tenet's minority interest in Health Care Property Partners ("HCPP"), a joint venture between HCP and an affiliate of Tenet. We expect that these conversions and the purchase of Tenet's minority interest in HCPP will decrease distributions of minority interests during 2009 relative to amounts in 2008. See Notes 2 and 4 to the Consolidated Financial Statements in this report for additional information on DownREIT units and HCPP. In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 ("SFAS No. 160"). Upon adoption on January 1, 2009, SFAS No. 160 requires us to include the net income attributable to the minority interests in our consolidated net income. However, the adoption of SFAS No. 160 is not expected to significantly change the amount of net income applicable to common shares.

        Discontinued operations.    Income from discontinued operations for the year ended December 31, 2008 was $244.2 million, compared to $473.4 million for the comparable period in the prior year. The decrease is primarily due to a decrease in gains on real estate dispositions. During the year ended December 31, 2008, we sold 51 properties for $643 million, as compared to 97 properties for $922 million in the year-ago period. Additionally, the decrease was attributable to a year over year decline in operating income from discontinued operations of $51.4 million and an increase in impairment charges of $2.8 million. Discontinued operations for the year ended December 31, 2008 included 57 properties compared to 154 for the year ended December 31, 2007. Also included in discontinued operations during the year ended December 31, 2007 was $6 million of rental income we recognized, as a result of a change in estimate related to the collectibility of straight-line rental income from Emeritus.

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

  Rental and related revenues.

	Year Ended December 31,		Change
Segments	2007	2006	$	%
	(dollars in thousands)
Senior housing	$293,331	$162,988	$130,343	80%
Life science	79,660	14,919	64,741	NM (1)
Medical office	275,951	155,801	120,150	77
Hospital	80,960	49,540	31,420	63
Skilled nursing	35,172	32,955	2,217	7

Total	$765,074	$416,203	$348,871	84%

(1)
Percentage change not meaningful.

•
Senior housing.  Senior housing rental and related revenues increased $130.3 million, to $293.3 million, for the year ended December 31, 2007. Approximately $98 million of the increase relates to properties acquired in the CRP merger. Additionally, the results for the year ended December 31, 2007, include income of $9 million resulting from our change in estimate relating to the collectibility of straight-line rents due from Summerville Senior Living, Inc. The remaining increase in senior housing rental and related revenues primarily relates to rent escalations and resets, and the additive effect of our other acquisitions in 2007 and 2006.

•
Life science.  Life science rental and related revenues increased by $64.7 million, to $79.7 million, for the year ended December 31, 2007, primarily as a result of our acquisition of SEUSA on August 1, 2007.

•
Medical office.  Medical office rental and related revenues increased $120.2 million, to $276.0 million, for the year ended December 31, 2007. Approximately $31 million of the increase relates to MOBs acquired in the CRP merger and $64.7 million relates to the consolidation of HCP MOP. The remaining increase in medical office rental and related revenues primarily relates to the additive effect of our MOB acquisitions in 2007 and 2006.

•
Hospital.  Hospital rental and related revenues increased by $31.4 million, to $81.0 million, for the year ended December 31, 2007. Approximately $29.7 million of the increase relates to the additive effect of our hospital acquisitions in 2007 and $1.9 million related to properties acquired in the CRP merger.

  Tenant recoveries.

	Year Ended December 31,		Change
Segments	2007	2006	$	%
	(dollars in thousands)
Life science	$19,311	$3,935	$15,376	NM	(1)
Medical office	44,451	25,172	19,279	77%
Hospital	1,092	34	1,058	NM	(1)

Total	$64,854	$29,141	$35,713	123%

(1)
Percentage change not meaningful.

•
Life science.  Life science tenant recoveries increased by $15.4 million, to $19.3 million, for the year ended December 31, 2007, primarily as a result of our acquisition of SEUSA on August 1, 2007.

•
Medical office.  Medical office tenant recoveries increased $19.3 million, to $44.5 million, for the year ended December 31, 2007. Approximately $10.3 million of the increase relates to MOBs acquired in the CRP merger and $7.7 million relates to the consolidation of HCP MOP. The remaining increase in medical office tenant recoveries primarily relates to the additive effect of our MOB acquisitions in 2007 and 2006.

•
Hospital.  Hospital tenant recoveries increased as a result of our hospital acquisitions in 2007.

        Income from direct financing leases.    Income from direct financing leases increased $48.8 million, to $63.9 million, for the year ended December 31, 2007, primarily as a result of properties acquired from CRP, which are accounted for using the direct financing method. At December 31, 2007, these leased properties had a carrying value of $640.1 million and accrued income at a weighted average interest rate of 8.5%. During the year ended December 31, 2007, two DFL tenants exercised their purchase options and we received proceeds of $51 million and recognized additional income of $4.3 million.

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

        Depreciation and amortization expenses.    Depreciation and amortization expenses increased $140.6 million, to $258.9 million, for the year ended December 31, 2007. Approximately $64.8 million of the increase relates to properties acquired in the CRP merger, $19.2 million relates to the consolidation of HCP MOP and $33.5 million relates to the SEUSA acquisition. The remaining increase in depreciation and amortization primarily relates to the additive effect of our other acquisitions in 2007 and 2006.

  Operating expenses.

	Year Ended December 31,		Change
Segments	2007	2006	$	%
	(dollars in thousands)
Senior housing	$10,958	$8,972	$1,986	22%
Life science	26,220	4,969	21,251	NM (1)
Medical office	136,171	65,312	70,859	NM (1)
Hospital	1,907	—	1,907	100%

Total	$175,256	$79,253	$96,003	121%

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

  •
  Senior housing.  Included in operating expenses are facility-level operating expenses for three senior housing properties that were previously leased on a triple-net basis. Periodically, tenants default on their leases, which causes us to take possession of the operations of the facility. We contract with third-party managers to manage these properties until a replacement tenant can be identified or the property can be sold. The operating revenues and expenses for these properties are included in healthcare rental revenues and operating expenses, respectively. The increase in reported operating expenses for these facilities of $0.9 million, to $9.6 million for the year ended December 31, 2007, was primarily due to an increase in the overall occupancy of such properties.

  •
  Life science.  Life science operating expenses increased by $21.3 million, to $26.2 million, for the year ended December 31, 2007, primarily as a result of our acquisition of SEUSA on August 1, 2007.

  •
  Medical office.  Medical office operating expenses increased $70.9 million, to $136.2 million, for the year ended December 31, 2007. Approximately $34.8 million relates to the consolidation of HCP MOP and $16.6 million of the increase relates to properties acquired in the CRP merger. The remaining increase in medical office operating expenses relates to the additive effect of our acquisitions in 2007 and 2006.

  •
  Hospital.  Hospital operating expenses increased as a result of our hospital acquisitions in 2007.

        General and administrative expenses.    General and administrative expenses increased $21.5 million, to $68.4 million, for the year ended December 31, 2007. Included in general and administrative expenses are merger and integration-related expenses associated with the CRC and CRP mergers and the SEUSA acquisition of $10 million for the year ended December 31, 2007, compared to $5 million in the prior year. Merger and integration-related expenses are primarily costs from our CRP merger, such as employee transition costs as well as severance costs for certain of our employees whose responsibilities became redundant after the completion of the merger. The remaining increase was primarily due to various items including increased professional and legal fees, federal and state taxes, and compensation related expenses.

        Impairments.    During the year ended December 31, 2006, we recognized impairments of $3.6 million as follows: (i) $1.0 million as a result of a decrease in expected cash flows from a senior housing facility and (ii) $2.6 million as a result of the contribution of 25 properties into a senior housing joint venture in January 2007. No properties were determined to be impaired during the year ended December 31, 2007.

        Gain on sale of real estate interest.    On April 30, 2007, we sold an 80% interest in HCP Ventures IV, which resulted in a gain of $10.1 million. There were no interests in joint ventures sold during the year ended December 31, 2006.

        Interest and other income, net.    Interest and other income, net increased $40.9 million, to $75.6 million, for the year ended December 31, 2007. The increase was primarily related to an increase of $24.0 million of interest income from $275 million of marketable debt securities, $9.3 million of interest income from an $85 million loan acquired in the CRP merger and $7.6 million of interest income from cash and cash equivalents. During 2007, our marketable debt securities accrued interest at rates ranging from 9.25% to 9.625%, and our $85 million loan accrued interest at a rate of 14%.

        Interest expense.    Interest expense increased $144.0 million, to $355.5 million, for the year ended December 31, 2007. This increase was primarily due to (i) $106 million of interest expense from the issuance of $2.65 billion of senior unsecured notes during 2006 and 2007, (ii) $43 million increase in our outstanding mortgage debt resulting primarily from our acquisitions of CRP, consolidation of HCP MOP and other property acquisitions, (iii) $17 million from the increase in outstanding indebtedness under our bridge and term loans and line of credit facilities, and the related amortization and write-off of unamortized debt issuance costs. The increase in interest expense is partially offset by $11 million increase in the amount of capitalized interest relating to the increase in assets under development primarily from our acquisition of SEUSA and $10 million decrease related to the repayment of $275 million of maturing senior unsecured notes during 2006 and 2007.

        The table below sets forth information with respect to our debt, excluding premiums and discounts (dollars in thousands):

	As of December 31,
	2007	2006
Balance:
Fixed rate	$4,704,988	$4,541,237
Variable rate	2,822,316	1,669,031

Total	$7,527,304	$6,210,268

Percent of total debt:
Fixed rate	63%	73%
Variable rate	37	27

Total	100%	100%

Weighted average interest rate at end of period:
Fixed rate	6.18%	5.91%
Variable rate	5.90%	6.13%
Total weighted average rate	6.08%	5.97%

        Equity income from unconsolidated joint ventures.    For the year ended December 31, 2007, equity income decreased $2.7 million, to $5.6 million. This decrease is primarily due to our consolidation of HCP MOP, which was previously accounted for as an equity method investment, partially offset by equity income from HCP Ventures II, III and IV.

        Minority interests' share in earnings.    For the year ended December 31, 2007, minority interests' share in earnings increased $9.5 million, to $23.5 million. This increase was primarily due to the issuance of 4.2 million non-managing member units of HCP DR MCD, LLC, in connection with our February 9, 2007 acquisition of a medical campus.

        Discontinued operations.    Income from discontinued operations for the year ended December 31, 2007 was $473.4 million, compared to $384.1 million for the comparable period in the prior year. The increase is primarily due to an increase in gains on real estate dispositions of $128.3 million and a decline in impairment charges of $6 million year over year. During the year ended December 31, 2007, we sold 97 properties for $922 million, as compared to 83 properties for $512 million in the year-ago period. The increase was partially offset by a year over year decline in operating income from discontinued operations of $45.0 million. Discontinued operations for the year ended December 31, 2007 included 154 properties compared to 237 for the year ended December 31, 2006. Included in discontinued operations during the year ended December 31, 2007 was income of $6 million, resulting from a change in estimate related to the collectibility of straight-line rental income from Emeritus Corporation.

Liquidity and Capital Resources

        Our principal liquidity needs are to (i) fund normal operating expenses, (ii) repay the $320 million outstanding balance on the bridge loan, (iii) meet debt service requirements, including $155 million of our mortgage debt maturing in 2009, (iv) fund capital expenditures, including tenant improvements and leasing costs, (v) fund acquisition and development activities, and (vi) make minimum distributions required to maintain our REIT qualification under the Code. We believe these needs will be satisfied using cash flows generated by operations, provided by financing activities and from sales of assets during the next twelve months.

        Access to capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as to fund future acquisitions and development through the issuance of additional securities or secured debt. During 2008, we raised $1 billion of equity capital, $656 million from asset dispositions, $566 million from the placement of Fannie Mae secured debt and $197 million in the bank term loan market. As of January 31, 2009, we had a credit rating of Baa3 (stable) from Moody's, BBB (stable) from S&P and BBB (positive) from Fitch on our senior unsecured debt securities, and Ba1 (stable) from Moody's, BB+ (stable) from S&P and BBB- (positive) from Fitch on our preferred equity securities. During 2008, there was a decline in the availability of financing from the capital markets and widening credit spreads. Our ability to continue to access capital could be impacted by various factors including general market conditions and the continuing slowdown in the economy, interest rates, credit ratings on our securities, and any changes to these ratings, the market price of our capital stock, the performance of our portfolio, tenants, borrowers and operators, including any restructurings, disruptions or bankruptcies of our tenants, borrowers and operators, the perception of our potential future earnings and cash distributions, any unwillingness on the part of lenders to make loans to us and any deterioration in the financial position of lenders that might make them unable to meet their obligations to us.

        Net cash provided by operating activities was $568.7 million and $453.1 million for 2008 and 2007, respectively. Cash flow from operations reflects increased revenues partially offset by higher costs and expenses, as well as fluctuations in receivables, payables, accruals and deferred revenue. Our cash flows from operations are dependent upon the occupancy level of multi-tenant buildings, rental rates on leases, our tenants' performance on their lease obligations, the level of operating expenses and other factors.

        Net cash provided by investing activities was $427.3 million during 2008 and principally reflects the net effect of: (i) $639.6 million received from the sales of facilities, (ii) $155.5 million used to fund acquisitions and development of real estate, and (iii) $30.1 million used to purchase marketable securities. During 2008 and 2007, we used $60.0 million and $49.7 million, respectively, to fund lease commissions and tenant and capital improvements. We expect to fund development commitments of $36.5 million for 2009.

        Net cash used by financing activities was $1.0 billion for 2008 and included proceeds of (i) $1.1 billion from common stock issuances and exercise of options, (ii) $579.6 million from the placement of mortgage debt and draws on construction loans, and (iii) $200 million from borrowings under our term loan. These proceeds were partially offset by or used for (i) repayments of $801.7 million of borrowings under our line of credit, (ii) repayment of $1.0 billion of borrowings under our bridge loan, (iii) repayment of $300 million of senior unsecured notes, (iv) repayment of mortgage debt aggregating $225.3 million and (v) payment of common and preferred dividends aggregating $457.6 million. In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income, excluding capital gains, to our stockholders. Accordingly, we intend to continue to make regular quarterly distributions to holders of our common and preferred stock.

        At December 31, 2008, we held approximately $15.0 million in deposits and $38.2 million in irrevocable letters of credit from commercial banks securing tenants' lease obligations and borrowers' loan obligations. We may draw upon the letters of credit or depository accounts, subject to certain restrictions by mortgage lenders, if there are defaults under the related leases or loans. Amounts available under letters of credit could change based upon facility operating conditions and other factors, and such changes may be material.

  Debt

        Bank line of credit and bridge and term loans.    Our revolving line of credit with a syndicate of banks provided for an aggregate $1.5 billion of borrowing capacity at December 31, 2008. This revolving line of credit facility accrues interest at a rate per annum equal to LIBOR plus a margin ranging from 0.325% to 1.00%, depending upon our debt ratings. We pay a facility fee on the entire revolving commitment ranging from 0.10% to 0.25%, depending upon our debt ratings. Based on our debt ratings on December 31, 2008, the margin on the revolving line of credit facility was 0.55% and the facility fee was 0.15%. Our revolving line of credit facility matures on August 1, 2011. At December 31, 2008, we had $150 million outstanding under this revolving line of credit facility with a weighted-average effective interest rate of 1.36%.

        At December 31, 2008, the outstanding balance of our bridge loan was $320 million. The bridge loan had an initial maturity date of July 31, 2008 that has been extended to July 30, 2009 through the exercise of two extension options. This bridge loan accrues interest at a rate per annum equal to LIBOR plus a margin ranging from 0.425% to 1.25%, depending upon our debt ratings (weighted-average effective interest rate of 2.19% at December 31, 2008). Based on our debt ratings on December 31, 2008, the margin on the bridge loan facility was 0.70%.

        Our revolving line of credit facility and bridge loan contain certain financial restrictions and other customary requirements. A portion of these financial covenants become more restrictive through the period ending March 31, 2009. Among other things, these covenants, using terms defined in the agreement, (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 65%, (iii) require a Fixed Charge Coverage ratio of 1.75 times, and (iv) require a formula-determined Minimum Consolidated Tangible Net Worth of $4.2 billion at December 31, 2008. At December 31, 2008, we were in compliance with each of these restrictions and requirements of our credit revolving credit facility and bridge loan.

        On October 24, 2008, we entered into a credit agreement with a syndicate of banks for a $200 million unsecured term loan, which matures on August 1, 2011. The term loan accrues interest at a rate per annum equal to LIBOR plus a margin ranging from 1.825% to 2.375%, depending upon our debt ratings (weighted-average effective interest rate of 3.68% at December 31, 2008). Based on our debt rating on December 31, 2008, the margin on the term loan was 2.00%. We received net proceeds of $197 million, which were used to repay a portion of our outstanding indebtedness under our bridge loan facility. The term loan contains certain financial restrictions and other customary requirements, similar to those included in our revolving line of credit and bridge loan. At December 31, 2008, we were in compliance with each of these restrictions and requirements of the term loan.

        Our revolving line of credit facility and bridge and term loans also contain cross-default provisions to other indebtedness of ours, including in some instances, certain mortgages on our properties. Certain mortgages contain default provisions relating to defaults under the leases or operating agreements on the applicable properties by our operators or tenants, including default provisions relating to the bankruptcy of such operator or tenant. Although we believe that we would be able to secure amendments under the applicable agreements if a default as described above occurs, such default may result in significantly less favorable borrowing terms than currently available, material delays in the availability of funding or other material adverse consequences.

        Senior unsecured notes.    At December 31, 2008, we had $3.5 billion in aggregate principal amount of senior unsecured notes outstanding. Interest rates on the notes ranged from 2.90% to 7.07% with a weighted average effective rate of 6.25% at December 31, 2008. Discounts and premiums are amortized to interest expense over the term of the related debt.

        In September 2008, we repaid $300 million of maturing senior unsecured notes which accrued interest based on the three-month LIBOR plus 0.45%. The notes were repaid with funds available under our revolving line of credit facility.

        The senior unsecured notes contain certain covenants including limitations on debt, cross-acceleration provisions and other customary terms. At December 31, 2008, we were in compliance with these covenants.

        Mortgage debt.    At December 31, 2008, we had $1.6 billion in mortgage debt secured by 198 healthcare facilities with a carrying amount of $2.8 billion. Interest rates on the mortgage notes ranged from 1.03% to 8.63% with a weighted-average effective interest rate of 6.10% at December 31, 2008.

        In May 2008, we placed $259 million of seven-year mortgage financing on 21 of our senior housing assets. The assets are cross-collateralized and the debt has a fixed interest rate of 5.83%. We received net proceeds aggregating $254 million, which were used to repay outstanding indebtedness under our revolving line of credit facility and bridge loan.

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

        On December 19, 2008, we recognized a gain of $2.4 million related to the negotiated early repayment of $120 million of mortgage debt, at a discount, with an original maturity of January 27, 2009. The mortgage debt was repaid with funds available under our revolving line of credit facility.

        Mortgage debt generally requires monthly principal and interest payments, is collateralized by certain properties and is generally non-recourse. Mortgage debt typically restricts transfer of the encumbered properties, prohibits additional liens, restricts prepayment, requires payment of real estate taxes, requires maintenance of the properties in good condition, requires maintenance of insurance on the properties and includes requirements to obtain lender consent to enter into and terminate material leases. Some of the mortgage debt is also cross-collateralized by multiple properties and may require tenants or operators to maintain compliance with the applicable leases or operating agreements of such properties.

        Other debt.    At December 31, 2008, we had $102.2 million of non-interest bearing Life Care Bonds at two of our CCRCs and non-interest bearing occupancy fee deposits at another of our senior housing facilities, all of which were payable to certain residents of the facilities (collectively "Life Care Bonds"). At December 31, 2008, $42.4 million of the Life Care Bonds were refundable to the residents upon the resident moving out or to their estate upon death, and $59.8 million of the Life Care Bonds were refundable after the unit is successfully remarketed to a new resident.

        Derivative Financial Instruments.    During October and November 2007, we entered into two forward-starting interest rate swap contracts with notional amounts aggregating $900 million. In June 2008, we terminated these hedges per the cash settlement provisions of the derivative contracts. The termination of the $500 million notional contract resulted in a payment of $14.8 million and the termination of the $400 million notional contract resulted in a cash receipt of $5.2 million. We also have three interest rate swap contracts outstanding at December 31, 2008, which hedge fluctuations in interest payments on variable rate secured debt. At December 31, 2008, these interest rate swap contracts had an aggregate notional amount of $45.6 million and a fair value of a $2.3 million liability, respectively. For a more detailed description of our derivative financial instruments, see "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A.

  Debt Maturities

        The following table summarizes our stated debt maturities and scheduled principal repayments, excluding debt premiums and discounts, at December 31, 2008 (in thousands):

Year	Bank Line of Credit(1)	Bridge and Term Loans	Senior Unsecured Notes	Mortgage Debt	Other Debt(2)	Total
2009	$—	$320,000	$—	$155,347	$102,209	$577,556
2010	—	—	206,421	298,499	—	504,920
2011	150,000	200,000	300,000	137,570	—	787,570
2012	—	—	250,000	60,919	—	310,919
2013	—	—	550,000	233,068	—	783,068
Thereafter	—	—	2,237,000	751,308	—	2,988,308

	$150,000	$520,000	$3,543,421	$1,636,711	$102,209	$5,952,341

(1)
Funds from our bank line of credit were drawn for the early repayment of $120 million of mortgage debt with an original maturity date in January 2009.

(2)
Other debt represents non-interest bearing Life Care Bonds and occupancy fee deposits at three of our senior housing facilities, which are payable on-demand, under certain conditions.

        We have a prospectus on file with the SEC as part of a registration statement on Form S-3, using a shelf registration process which expires in 2009. Under this "shelf" process, we may sell from time to time any combination of the securities in one or more offerings. The securities described in the prospectus include common stock, preferred stock and debt securities. Each time we sell securities under the shelf registration, we will provide a prospectus supplement that will contain specific information about the terms of the securities being offered and of the offering. We may offer and sell the securities pursuant to this prospectus from time to time in one or more of the following ways: through underwriters or dealers, through agents, directly to purchasers or through a combination of any of these methods of sales. Proceeds from the sale of these securities may be used for general corporate purposes, which may include repayment of indebtedness, working capital and potential acquisitions. During 2008, we issued approximately $1.0 billion of common stock under the shelf.

  Equity

        On April 2, 2008, we issued 17 million shares of our common stock and used the net proceeds received of approximately $560 million to repay a portion of our outstanding indebtedness under our revolving line of credit facility.

        On August 11, 2008, we issued 14.95 million shares of our common stock and used the net proceeds received of approximately $481 million to repay a portion of our outstanding indebtedness under our bridge loan.

        At December 31, 2008, we had 4.0 million shares of 7.25% Series E cumulative redeemable preferred stock, 7.8 million shares of 7.10% Series F cumulative redeemable preferred stock and 253.6 million shares of common stock outstanding.

        During the year ended December 31, 2008, we issued approximately 438,000 shares of our common stock under our Dividend Reinvestment and Stock Purchase Plan, at an average price per share of $30.71 for aggregate proceeds of $13.5 million. We also received $11.5 million in proceeds from stock option exercises. At December 31, 2008, stockholders' equity totaled $5.2 billion and our equity securities had a market value of $3.8 billion.

        As of December 31, 2008, there were a total of 4.8 million DownREIT units outstanding in six limited liability companies in which we are the managing member: (i) HCPI/Tennessee, LLC; (ii) HCPI/Utah, LLC; (iii) HCPI/Utah II, LLC; (iv) HCP DR California, LLC; (v) HCP DR Alabama, LLC; and (vi) HCP DR MCD, LLC. The DownREIT units are redeemable for an amount of cash approximating the then-existing market value of shares of our common stock or, at our option, shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications). For the year ended December 31, 2008, we issued 3.7 million shares of our common stock upon the conversion of 2.8 million DownREIT units.

Off-Balance Sheet Arrangements

        We own interests in certain unconsolidated joint ventures, including HCP Ventures II, HCP Ventures III and HCP Ventures IV, as described under Note 8 to the Consolidated Financial Statements. Except in limited circumstances, our risk of loss is limited to our investment in the joint venture and any outstanding loans receivable. In addition, we have certain properties which serve as collateral for debt that is owed by a previous owner of certain of our facilities, as described under Note 14 to the Consolidated Financial Statements. Our risk of loss for these properties is limited to the outstanding debt balance plus penalties, if any. We have no other material off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources except those described below under "Contractual Obligations."

Contractual Obligations

        The following table summarizes our material contractual payment obligations and commitments at December 31, 2008 (in thousands):

	Total	Less than One Year	2010-2011	2012-2013	More than Five Years
Senior unsecured notes and mortgage debt	$5,180,132	$155,347	$942,490	$1,093,987	$2,988,308
Development commitments(1)	36,460	36,460	—	—	—
Bank line of credit(2)	150,000	—	150,000	—	—
Bridge and term loans	520,000	320,000	200,000	—	—
Ground and other operating leases	176,981	3,638	6,809	6,996	159,538
Other debt(3)	102,209	102,209	—	—	—
Interest	1,862,348	324,163	576,286	459,660	502,239

Total	$8,028,130	$941,817	$1,875,585	$1,560,643	$3,650,085

(1)
Represents construction and other commitments for developments in progress.

(2)
Funds from our bank line of credit were drawn for the early repayment of $120 million of mortgage debt with an original maturity date in January 2009.

(3)
Other debt represents non-interest bearing Life Care Bonds and occupancy fee deposits at three of our senior housing facilities, which are payable on-demand, under certain conditions.

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

Recent Accounting Pronouncements

        See Note 2 to the Consolidated Financial Statements in this report for the impact of new accounting standards.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Interest Rate Risk.    At December 31, 2008, we were exposed to market risks related to fluctuations in interest rates on approximately $1.0 billion of variable rate mezzanine loans receivable and $111 million investment in leased assets whose rental payments fluctuate with changes in LIBOR. Our exposure to income fluctuations related to our variable rate investments is partially offset by (i) $150 million of variable rate line of credit borrowings, (ii) $520 million of variable rate bridge and term financing, (iii) $197 million of variable rate mortgage notes payable, excluding $46 million variable rate mortgage notes which have been hedged through interest rate swap contracts, and (iv) $25 million of variable rate senior unsecured notes. Of our consolidated debt of $6.0 billion at December 31, 2008, excluding the $46 million of variable rate debt where the rates have been swapped to a fixed rate, $892 million or 15% is at variable interest rates.

        Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt, loans receivable and debt securities unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a one percentage point increase in the interest rate related to the variable-rate investments and variable-rate debt, and assuming no change in the outstanding balance as of December 31, 2008, net interest income would improve by approximately $2.2 million, or $0.01 per common share on a diluted basis. Assuming a 50 basis point decrease in interest rates under the above circumstances and taking into consideration that the index underlying many of our arrangements is currently below 50 basis points and is not expected to go below zero, net interest income would decline by $1.1 million.

        We use derivative financial instruments in the normal course of business to manage or hedge interest rate risk. We do not use derivative financial instruments for speculative purposes. Derivatives are recorded on the balance sheet at fair value in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. See Note 16 to the Consolidated Financial Statements in this report for further information in this regard.

        At December 31, 2008, we had three interest rate swap contracts outstanding which are designated in qualifying cash flow hedging relationships. On December 31 2008, the interest rate swap contracts have an aggregate notional amount and fair value of $45.6 million and a $2.3 million liability, respectively. The derivative contracts mature in July 2020 and are currently recognized in accounts payable and accrued liabilities.

        To illustrate the effect of movements in the interest rate markets, we performed a market sensitivity analysis on the noted hedging instruments. To do so, we applied various basis point spreads, to the underlying interest rates of the derivative portfolio in order to determine the instruments' change in fair value. The following table summarizes the analysis performed (dollars in thousands):

		Effects of Change in Interest Rates
Date Entered	Maturity Date	50 Basis Points	-50 Basis Points	100 Basis Points	-100 Basis Points
July 13, 2005	July 15, 2020	$2,140	$(2,426)	$4,423	$(4,709)

        Market Risk.    We are directly and indirectly affected by changes in the equity and bond markets. We have investments in marketable debt and equity securities classified as available for sale. Gains and losses on these securities are recognized in income when realized and losses are recognized when an other-than-temporary decline in value is identified. The initial indicator of an other-than-temporary decline in value for marketable equity securities is a sustained decline in market price below the carrying value for that investment. We consider a variety of factors in evaluating an other-than-temporary decline in value, such as: the length of time and the extent to which the market value has been less than our cost; the issuer's financial condition, capital strength and near-term prospects; any recent events specific to that issuer and economic conditions of its industry; and our investment horizon in relationship to an anticipated near-term recovery in the stock or bond price, if any. At December 31, 2008, the fair value and cost, or the new basis for those securities where a realized loss was recorded, of marketable equity securities was $3.8 million and $4.2 million, respectively, and the fair value and cost of marketable debt securities was $229 million and $295 million, respectively.

        The principal amount and the average interest rates for our loans receivable and debt categorized by maturity dates is presented in the table below. The fair value for our debt securities and senior unsecured notes payable are based on prevailing market prices. The fair value estimates for loans receivable and mortgage debt payable are based on discounting future cash flows utilizing current rates offered to us for loans and debt of the same type and remaining maturity.

	Maturity
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
	(dollars in thousands)
Assets:
Loans receivable	$94,769	$19,374	$3,028	$—	$1,009,747	$36,134	$1,163,052	$981,128
Weighted average interest rate	13.35%	10.42%	10.34%	—%	5.41%	8.50%	6.25%
Debt securities available for sale	$—	$—	$—	$—	$—	$297,000	$297,000	$228,660
Weighted average interest rate	—%	—%	—%	—%	—%	9.60%	9.60%
Liabilities:
Variable-rate debt:
Bank line of credit	$—	$—	$150,000	$—	$—	$—	$150,000	$150,000
Weighted average interest rate	—%	—%	1.36%	—%	—%	—%	1.36%
Bridge and term loans	$320,000	$—	$200,000	$—	$—	$—	$520,000	$520,000
Weighted average interest rate	2.19%	—%	3.68%	—%	—%	—%	2.76%
Senior unsecured notes payable	$—	$—	$—	$—	$—	$25,000	$25,000	$11,470
Weighted average interest rate	—%	—%	—%	—%	—%	2.96%	2.96%
Mortgage debt payable	$33,324	$107,407	$33,695	$8,532	$5,518	$8,955	$197,431	$172,118
Weighted average interest rate	3.39%	2.70%	2.93%	3.48%	3.49%	2.08%	2.88%
Fixed-rate debt:
Senior unsecured notes payable	$—	$206,421	$300,000	$250,000	$550,000	$2,212,000	$3,518,421	$2,373,018
Weighted average interest rate	—%	4.93%	5.95%	6.45%	5.64%	6.30%	6.18%
Mortgage debt payable	$122,023	$191,092	$103,876	$52,387	$227,549	$742,353	$1,439,280	$1,365,938
Weighted average interest rate	6.94%	7.06%	6.31%	6.34%	6.13%	6.04%	6.29%
Other debt(1)	$102,209	$—	$—	$—	$—	$—	$102,209	$102,209
Weighted average interest rate	—%	—%	—%	—%	—%	—%	—%

(1)
Other debt represents non-interest bearing Life Care Bonds and occupancy fee deposits at three of our senior housing facilities, which are payable on-demand, under certain conditions.

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

        As required by Rule 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based upon that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective, as of December 31, 2008, at the reasonable assurance level.

        Changes in Internal Control Over Financial Reporting.    There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2008 to which this report relates that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

        Management's Annual Report on Internal Control over Financial Reporting.    Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

        The effectiveness of our internal control over financial reporting as of December 31, 2008, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of HCP, Inc.

        We have audited HCP, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). HCP, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, HCP, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HCP, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 9, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Irvine, California
February 9, 2009

ITEM 9B.    Other Information

        None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

        Our executive officers were as follows on February 17, 2009:

Name	Age	Position
James F. Flaherty III	51	Chairman and Chief Executive Officer
Paul F. Gallagher	48	Executive Vice President—Chief Investment Officer
Edward J. Henning	55	Executive Vice President—General Counsel, Chief Administrative Officer and Corporate Secretary
Thomas D. Kirby	61	Executive Vice President—Acquisitions and Valuations
Thomas M. Klaritch	51	Executive Vice President—Medical Office Properties
Timothy M. Schoen	41	Executive Vice President—Life Science and Investment Management
Susan M. Tate	48	Executive Vice President—Asset Management and Senior Housing
Mark A. Wallace	51	Executive Vice President—Chief Financial Officer and Treasurer

        We hereby incorporate by reference the information appearing under the captions "Board of Directors and Executive Officers," "Code of Business Conduct and Ethics," "Board of Directors and Executive Officers—Committees of the Board and Corporate Governance Guidelines" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's definitive proxy statement relating to its 2009 Annual Meeting of Stockholders to be held on April 23, 2009.

        The Company has filed, as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2008, the certifications of its Chief Executive Officer and Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2004.

        On May 1, 2008, the Company submitted to the New York Stock Exchange the Annual CEO Certification required pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

ITEM 11.    Executive Compensation

        We hereby incorporate by reference the information under the caption "Executive Compensation" and "Director Compensation—2008" in the Registrant's definitive proxy statement relating to its 2009 Annual Meeting of Stockholders to be held on April 23, 2009.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        We hereby incorporate by reference the information under the captions "Principal Stockholders," "Board of Directors and Executive Officers" and "Table of Equity Compensation Plan Information" in the Registrant's definitive proxy statement relating to its 2009 Annual Meeting of Stockholders to be held on April 23, 2009.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

        We hereby incorporate by reference the information under the captions "Certain Transactions" and "Compensation Committee Interlocks and Insider Participation" in the Registrant's definitive proxy statement relating to its 2009 Annual Meeting of Stockholders to be held on April 23, 2009.

ITEM 14.    Principal Accountant Fees and Services

        We hereby incorporate by reference under the caption "Audit and Non-Audit Fees" in the Registrant's definitive proxy statement relating to its 2009 Annual Meeting of Stockholders to be held on April 23, 2009.

ITEM 15.    Exhibits, Financial Statements and Financial Statement Schedules

(a)(1)	Financial Statements:
Report of Independent Registered Public Accounting Firm
Financial Statements
Consolidated Balance Sheets—December 31, 2008 and 2007
Consolidated Statements of Income—for the years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Stockholders' Equity—for the years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Cash Flows—for the years ended December 31, 2008, 2007 and 2006
Notes to Consolidated Financial Statements
(a)(2)	Schedule II: Valuation and Qualifying Accounts
Schedule III: Real Estate and Accumulated Depreciation
Note: All other schedules have been omitted because the required information is presented in the financial statements and the related notes or because the schedules are not applicable.
(a)(3)	Exhibits:

2.1	Share Purchase Agreement, dated as of June 3, 2007, by and between HCP and SEGRO plc (incorporated herein by reference to Exhibit 2.1 to HCP's Current Report on Form 8-K (File No. 1-08895), filed June 6, 2007).
3.1	Articles of Restatement of HCP (incorporated by reference herein to Exhibit 3.1 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895), filed October 30, 2007).
3.2	Fourth Amended and Restated Bylaws of HCP (incorporated herein by reference to Exhibit 3.1 to HCP's Current Report on Form 8-K (File No. 1-08895), filed September 25, 2006).
3.2.1	Amendment No. 1 to Fourth Amended and Restated Bylaws of HCP (incorporated by reference herein to Exhibit 3.2.1 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895), filed October 30, 2007).
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
4.5
Indenture, dated as of January 15, 1997, by and between American Health Properties, Inc. (a company that merged with and into HCP) and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to American Health Properties, Inc.'s Current Report on Form 8-K (File No. 1-08895), filed January 21, 1997).
4.6
First Supplemental Indenture, dated as of November 4, 1999, by and between HCP and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.4 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 1999).
4.7
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
4.8
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
4.13
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
4.14
Amended and Restated Dividend Reinvestment and Stock Purchase Plan, amended as of October 30, 2008 (incorporated herein by reference to HCP's Registration Statement on Form S-3 (Registration No. 333-137225), dated September 8, 2006).
4.15
Specimen of Stock Certificate representing the 7.25% Series E Cumulative Redeemable Preferred Stock, par value $1.00 per share (incorporated herein by reference to Exhibit 4.1 of HCP's Registration Statement on Form 8-A12B (File No. 1-08895), filed on September 12, 2003).
4.16
Specimen of Stock Certificate representing the 7.1% Series F Cumulative Redeemable Preferred Stock, par value $1.00 per share (incorporated herein by reference to Exhibit 4.1 of HCP's Registration Statement on Form 8-A12B (File No. 1-08895), filed on December 2, 2003).
4.17	Form of Fixed Rate Global Medium-Term Note (incorporated herein by reference to Exhibit 4.3 to HCP's Current Report on Form 8-K (File No. 1-08895), filed November 20, 2003).
4.18	Form of Floating Rate Global Medium-Term Note (incorporated herein by reference to Exhibit 4.4 to HCP's Current Report on Form 8-K (File No. 1-08895), filed November 20, 2003).

4.19	Registration Rights Agreement, dated as of July 22, 2005, by and among HCP, William P. Gallaher, Trustee for the William P. & Cynthia J. Gallaher Trust, Dwayne J. Clark, Patrick R. Gallaher, Trustee for the Patrick R. & Cynthia M. Gallaher Trust, Jeffrey D. Civian, Trustee for the Jeffrey D. Civian Trust dated August 8, 1986, Jeffrey Meyer, Steven L. Gallaher, Richard Coombs, Larry L. Wasem, Joseph H. Ward, Jr., Trustee for the Joseph H. Ward, Jr. and Pamela K. Ward Trust, Borue H. O'Brien, William R. Mabry, Charles N. Elsbree, Trustee for the Charles N. Elsbree Jr. Living Trust dated February 14, 2002, Gary A. Robinson, Thomas H. Persons, Trustee for the Persons Family Revocable Trust under trust dated February 15, 2005, Glen Hammel, Marilyn E. Montero, Joseph G. Lin, Trustee for the Lin Revocable Living Trust, Ned B. Stein, John Gladstein, Trustee for the John & Andrea Gladstein Family Trust dated February 11, 2003, John Gladstein, Trustee for the John & Andrea Gladstein Family Trust dated February 11, 2003, Francis Connelly, Trustee for the The Francis J & Shannon A Connelly Trust, Al Coppin, Trustee for the Al Coppin Trust, Stephen B. McCullagh, Trustee for the Stephen B. & Pamela McCullagh Trust dated October 22, 2001, and Larry L. Wasem—SEP IRA (incorporated herein by reference to Exhibit 4.24 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2005).
4.20
Officers' Certificate pursuant to Section 301 of the Indenture, dated as of September 1, 1993, by and between HCP and The Bank of New York, as trustee, setting forth the terms of HCP's Fixed Rate Medium-Term Notes and Floating Rate Medium-Term Notes (incorporated herein by reference to Exhibit 4.2 to HCP's Current Report on Form 8-K (File No. 1-08895), filed February 17, 2006).
4.21	Form of Fixed Rate Global Medium-Term Note (incorporated herein by reference to Exhibit 4.3 to HCP's Current Report on Form 8-K (File No. 1-08895), filed February 17, 2006).
4.22	Form of Floating Rate Global Medium-Term Note (incorporated herein by reference to Exhibit 4.4 to HCP's Current Report on Form 8-K (File No. 1-08895), filed February 17, 2006).
4.23	Form of 5.95% Notes Due 2011 (incorporated herein by reference to Exhibit 4.2 to HCP's Current Report on Form 8-K (File No. 1-08895), filed September 19, 2006).
4.24	Form of 6.30% Notes Due 2016 (incorporated herein by reference to Exhibit 4.3 to HCP's Current Report on Form 8-K (File No. 1-08895), filed September 19, 2006).
4.25	Form of 5.65% Senior Notes Due 2013 (incorporated herein by reference to Exhibit 4.1 to HCP's Current Report on Form 8-K (File No. 1-08895), filed December 4, 2006).
4.26	Form of 6.00% Senior Notes Due 2017 (incorporated herein by reference to Exhibit 4.1 to HCP's Current Report on Form 8-K (File No. 1-08895), filed January 22, 2007).
4.27
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
4.28
Acknowledgment and Consent, dated as of May 11, 2007, by and among Zions First National Bank, KC Gardner Company, L.C., HCPI/Utah, LLC, Gardner Property Holdings, L.C. and HCP (incorporated herein by reference to Exhibit 4.29 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended June 30, 2007).

4.29	Acknowledgment and Consent, dated as of May 11, 2007, by and among Zions First National Bank, KC Gardner Company, L.C., HCPI/Utah II, LLC, Gardner Property Holdings, L.C. and HCP (incorporated herein by reference to Exhibit 4.30 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended June 30, 2007).
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
10.3.1
First Amendment to Second Amended and Restated Stock Incentive Plan, effective as of November 3, 1999 (incorporated herein by reference to Exhibit 10.3 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 1999).*
10.4
2000 Stock Incentive Plan, amended and restated effective as of May 7, 2003 (incorporated herein by reference to Annex A to HCP's Proxy Statement (File No. 1-08895) for the Annual Meeting of Stockholders held on May 7, 2003).*
10.4.1
First Amendment to Amended and Restated 2000 Stock Incentive Plan (effective as of May 7, 2003) (incorporated herein by reference to Exhibit 10.1 to HCP's Current Report on Form 8-K (File No. 1-08895), filed February 3, 2005).*
10.5
Second Amended and Restated Director Deferred Compensation Plan (effective as of October 25, 2007) (incorporated herein by reference to Exhibit 10.5 to HCP's Annual Report on Form 10-K, as amended (filed No. 1-08895) for the year ended December 31, 2007).*
10.6
Amended and Restated Limited Liability Company Agreement of HCPI/Utah, LLC, dated as of January 20, 1999 (incorporated herein by reference to Exhibit 10.16 to HCP's Annual Report on Form 10-K (File No. 1-08895) for the year ended December 31, 1998).
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

10.8	Cross-Collateralization, Cross-Contribution and Cross-Default Agreement, dated as of August 31, 2000, by and between HCP Medical Office Buildings I, LLC and Meadowdome, LLC, for the benefit of First Union National Bank (incorporated herein by reference to Exhibit 10.22 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2000).
10.9
Amended and Restated Limited Liability Company Agreement of HCPI/Utah II, LLC, dated as of August 17, 2001 (incorporated herein by reference to Exhibit 10.21 to HCP's Annual Report on Form 10-K405 (File No. 1-08895) for the year ended December 31, 2001).
10.9.1
Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of HCPI/Utah II, LLC, dated as of October 30, 2001 (incorporated herein by reference to Exhibit 10.22 to HCP's Annual Report on Form 10-K405 (File No. 1-08895) for the year ended December 31, 2001).
10.10
Amended and Restated Employment Agreement, dated as of April 24, 2008, by and between HCP and James F. Flaherty III (incorporated herein by reference to Exhibit 10.11 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended March 31, 2008).*
10.11
Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC, dated as of October 2, 2003 (incorporated herein by reference to Exhibit 10.28 to HCP's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.11.1
Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC, dated as of September 29, 2004 (incorporated herein by reference to Exhibit 10.37 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2004).
10.11.2
Amendment No. 2 to Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC, dated as of October 29, 2004 (incorporated herein by reference to Exhibit 10.43 to HCP's Annual Report on Form 10-K (File No. 1-08895) for the year ended December 31, 2004).
10.11.3
Amendment No. 3 to Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC and New Member Joinder Agreement, dated as of October 19, 2005, by and among HCP, HCPI/Tennessee, LLC and A. Daniel Weyland (incorporated herein by reference to Exhibit 10.14.3 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2005).
10.11.4
Amendment No. 4 to Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC, effective as of January 1, 2007 (incorporated herein by reference to Exhibit 10.12.4 to HCP's Annual Report on Form 10-K, as amended (filed No. 1-08895) for the year ended December 31, 2007).
10.12
Form of Restricted Stock Agreement for employees and consultants, effective as of May 7, 2003, relating to HCP's Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.30 to HCP's Annual Report on Form 10-K (File No. 1-08895) for the year ended December 31, 2003).*
10.13
Form of Restricted Stock Agreement for directors, effective as of May 7, 2003, relating to HCP's Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.31 to HCP's Annual Report on Form 10-K (File No. 1-08895) for the year ended December 31, 2003).*

10.14	Amended and Restated Executive Retirement Plan, effective as of May 7, 2003 (incorporated herein by reference to Exhibit 10.34 to HCP's Annual Report on Form 10-K (File No. 1-08895) for the year ended December 31, 2003).*
10.15
Form of CEO Performance Restricted Stock Unit Agreement with five-year installment vesting (incorporated herein by reference to Exhibit 10.17 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended March 31, 2008).*
10.16
Form of CEO Performance Restricted Stock Unit Agreement with three-year cliff vesting (incorporated herein by reference to Exhibit 10.18 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended March 31, 2008).*
10.17
Form of employee Performance Restricted Stock Unit Agreement with five-year installment vesting (incorporated herein by reference to Exhibit 10.19 to HCP's Annual Report on Form 10-K, as amended (filed No. 1-08895) for the year ended December 31, 2007).*
10.18
CEO Restricted Stock Unit Agreement, relating to HCP's Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.29 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2005).*
10.19
Form of directors and officers Indemnification Agreement (incorporated herein by reference to Exhibit 10.21 to HCP's Annual Report on Form 10-K, as amended (filed No. 1-08895) for the year ended December 31, 2007).*
10.20
Form of employee Nonqualified Stock Option Agreement with five-year installment vesting (incorporated herein by reference to Exhibit 10.37 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2006).*
10.21
Form of non-employee director Restricted Stock Award Agreement with five-year installment vesting, (incorporated herein by reference to Exhibit 10.38 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2006).*
10.22	Form of Non-Employee Directors Stock-For-Fees Program (incorporated herein by reference to Exhibit 10.1 to HCP's Current Report on Form 8-K (File No. 1-08895), filed August 2, 2006).*
10.23
Amended and Restated Stock Unit Award Agreement, dated April 24, 2008, by and between HCP and James F. Flaherty III (incorporated herein by reference to Exhibit 10.25 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended March 31, 2008).*
10.24
$2,750,000,000 Credit Agreement, dated as of August 1, 2007, by and among HCP, the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to HCP's Current Report on Form 8-K (File No. 1-08895), filed August 6, 2007).
10.25
$1,500,000,000 Credit Agreement, dated as of August 1, 2007, by and among HCP, the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.2 to HCP's Current Report on Form 8-K (File No. 1-08895), filed August 6, 2007).
10.26	Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.41 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895), filed October 30, 2007).*
10.27	2006 Performance Incentive Plan (incorporated herein by reference to Exhibit A to HCP's Proxy Statement (File No. 1-08895) for the Annual Meeting of Stockholders held on May 11, 2006).*

10.28	Form of Mezzanine Loan Agreement defining HCP's rights and obligations in connection with its Manor Care investment (incorporated herein by reference to Exhibit 10.30 to HCP's Annual Report on Form 10-K, as amended (filed No. 1-08895) for the year ended December 31, 2007).
10.29
Form of Intercreditor Agreement defining HCP's rights and obligations in connection with its Manor Care investment (incorporated herein by reference to Exhibit 10.31 to HCP's Annual Report on Form 10-K, as amended (filed No. 1-08895) for the year ended December 31, 2007).
10.30
Form of Cash Management Agreement defining HCP's rights and obligations in connection with its Manor Care investment (incorporated herein by reference to Exhibit 10.32 to HCP's Annual Report on Form 10-K, as amended (filed No. 1-08895) for the year ended December 31, 2007).
10.31
Form of Pledge and Security Agreement defining HCP's rights and obligations in connection with its Manor Care investment (incorporated herein by reference to Exhibit 10.33 to HCP's Annual Report on Form 10-K, as amended (filed No. 1-08895) for the year ended December 31, 2007).
10.32
Form of Promissory Note defining HCP's rights and obligations in connection with its Manor Care investment (incorporated herein by reference to Exhibit 10.34 to HCP's Annual Report on Form 10-K, as amended (filed No. 1-08895) for the year ended December 31, 2007).
10.33
Form of Guaranty Agreement defining HCP's rights and obligations in connection with its Manor Care investment (incorporated herein by reference to Exhibit 10.35 to HCP's Annual Report on Form 10-K, as amended (filed No. 1-08895) for the year ended December 31, 2007).
10.34
Form of Assignment and Assumption Agreement entered into in connection with HCP's Manor Care investment (incorporated herein by reference to Exhibit 10.36 to HCP's Annual Report on Form 10-K, as amended (filed No. 1-08895) for the year ended December 31, 2007).
10.35
Form of Omnibus Assignment entered into in connection with HCP's Manor Care investment (incorporated herein by reference to Exhibit 10.37 to HCP's Annual Report on Form 10-K, as amended (filed No. 1-08895) for the year ended December 31, 2007).
10.36	Executive Bonus Program (incorporated herein by reference to HCP's Current Report on Form 8-K (File No. 1-08895), filed January 31, 2008.
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification by James F. Flaherty III, HCP's Chief Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification by Mark A. Wallace, HCP's Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification by James F. Flaherty III, HCP's Chief Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.
32.2	Certification by Mark A. Wallace, HCP's Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

100.INS	XBRL Instance Document.**
100.SCH	XBRL Taxonomy Extension Schema Document.**
100.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
100.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
100.LAB	XBRL Taxonomy Extension Labels Linkbase Document.**
100.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*
Management Contract or Compensatory Plan or Arrangement.

*
Attached as Exhibit 100 to this Annual Report on Form 10-K are the following materials, formatted in Extensible Business Reporting Language ("XBRL"): (i) the Consolidated Balance Sheets at December 31, 2008 and 2007, (ii) the Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006, (iii) the Consolidated Statements of Stockholders' Equity for the years ended December 31, 2008, 2007 and 2006 and (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006. Users of this data are advised pursuant to Rule 401 of Regulation S-T that the financial information contained in the XBRL documents is unaudited and unreviewed and these are not the official publicly filed financial statements of the Company. The purpose of submitting these XBRL formatted documents is to test the related format and technology and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions.

  In accordance with Rule 402 of Regulation S-T, the XBRL related information in this Annual Report on Form 10-K, Exhibit 100, shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 27, 2009

HCP, Inc. (Registrant)
/s/ JAMES F. FLAHERTY III James F. Flaherty III, Chairman and Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES F. FLAHERTY III James F. Flaherty III	Chairman and Chief Executive Officer (Principal Executive Officer)	February 27, 2009
/s/ MARK A. WALLACE Mark A. Wallace	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 27, 2009
/s/ GEORGE P. DOYLE George P. Doyle	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2009
/s/ ROBERT R. FANNING, JR. Robert R. Fanning, Jr.	Director	February 27, 2009
/s/ CHRISTINE GARVEY Christine Garvey	Director	February 27, 2009
/s/ DAVID B. HENRY David B. Henry	Director	February 27, 2009
/s/ LAURALEE E. MARTIN Lauralee E. Martin	Director	February 27, 2009

Signature	Title	Date

/s/ MICHAEL D. MCKEE Michael D. McKee	Director	February 27, 2009
/s/ HAROLD M. MESSMER, JR. Harold M. Messmer, Jr.	Director	February 27, 2009
/s/ PETER L. RHEIN Peter L. Rhein	Director	February 27, 2009
/s/ KENNETH B. ROATH Kenneth B. Roath	Director	February 27, 2009
/s/ RICHARD M. ROSENBERG Richard M. Rosenberg	Director	February 27, 2009
/s/ JOSEPH P. SULLIVAN Joseph P. Sullivan	Director	February 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of HCP, Inc.

        We have audited the accompanying consolidated balance sheets of HCP, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also include the financial statement schedules-Schedule II: Valuation and Qualifying Accounts and Schedule III: Real Estate and Accumulated Depreciation. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of HCP, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), HCP, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Irvine, California February 9, 2009

HCP, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2008	2007
ASSETS
Real estate:
Buildings and improvements	$7,762,217	$7,493,944
Development costs and construction in progress	224,361	372,527
Land	1,551,168	1,564,820
Less accumulated depreciation and amortization	827,655	605,881

Net real estate	8,710,091	8,825,410

Net investment in direct financing leases	648,234	640,052
Loans receivable, net	1,076,392	1,065,485
Investments in and advances to unconsolidated joint ventures	272,929	248,894
Accounts receivable, net of allowance of $18,413 and $23,109, respectively	34,211	44,892
Cash and cash equivalents	57,562	96,269
Restricted cash	35,078	36,427
Intangible assets, net	507,100	623,073
Real estate held for sale, net	15,423	425,137
Other assets, net	492,806	516,133

Total assets	$11,849,826	$12,521,772

LIABILITIES AND STOCKHOLDERS' EQUITY
Bank line of credit	$150,000	$951,700
Bridge and term loans	520,000	1,350,000
Senior unsecured notes	3,523,513	3,819,950
Mortgage debt	1,641,734	1,277,291
Mortgage debt on assets held for sale	—	3,470
Other debt	102,209	108,496
Intangible liabilities, net	232,654	278,143
Accounts payable and accrued liabilities	211,691	238,093
Deferred revenue	60,185	51,649

Total liabilities	6,441,986	8,078,792

Minority interests:
Joint venture partners	12,912	33,436
Non-managing member unitholders	193,657	305,835

Total minority interests	206,569	339,271

Commitments and contingencies
Stockholders' equity:
Preferred stock, $1.00 par value: 50,000,000 shares authorized; 11,820,000 shares issued and outstanding, liquidation preference of $25 per share	285,173	285,173
Common stock, $1.00 par value: 750,000,000 shares authorized; 253,601,454 and 216,818,780 shares issued and outstanding, respectively	253,601	216,819
Additional paid-in capital	4,873,727	3,724,739
Cumulative dividends in excess of earnings	(130,068)	(120,920)
Accumulated other comprehensive loss	(81,162)	(2,102)

Total stockholders' equity	5,201,271	4,103,709

Total liabilities and stockholders' equity	$11,849,826	$12,521,772

See accompanying Notes to Consolidated Financial Statements.

HCP, Inc.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
Revenues:
Rental and related revenues	$878,899	$765,074	$416,203
Tenant recoveries	82,847	64,854	29,141
Income from direct financing leases	58,149	63,852	15,008
Investment management fee income	5,923	13,581	3,895

Total revenues	1,025,818	907,361	464,247

Costs and expenses:
Depreciation and amortization	314,632	258,947	118,393
Operating	192,632	175,256	79,253
General and administrative	75,686	68,401	46,882
Impairments	24,660	—	3,577

Total costs and expenses	607,610	502,604	248,105

Other income (expense):
Gain on sale of real estate interest	—	10,141	—
Interest and other income, net	156,752	75,580	34,724
Interest expense	(348,402)	(355,479)	(211,494)

Total other income (expense)	(191,650)	(269,758)	(176,770)

Income before income taxes, equity income from unconsolidated joint ventures and minority interests' share in earnings	226,558	134,999	39,372
Income taxes	(4,292)	(1,460)	(245)
Equity income from unconsolidated joint ventures	3,326	5,645	8,331
Minority interests' share in earnings	(21,263)	(23,536)	(14,015)

Income from continuing operations	204,329	115,648	33,443

Discontinued operations:
Income before impairments and gain on sales of real estate, net of income taxes	18,353	69,783	114,825
Impairments	(2,791)	—	(6,004)
Gain on sales of real estate, net of income taxes	228,604	403,584	275,283

Total discontinued operations	244,166	473,367	384,104

Net income	448,495	589,015	417,547
Preferred stock dividends	(21,130)	(21,130)	(21,130)

Net income applicable to common shares	$427,365	$567,885	$396,417

Basic earnings per common share:
Continuing operations	$0.77	$0.45	$0.08
Discontinued operations	1.03	2.28	2.59

Net income applicable to common shares	$1.80	$2.73	$2.67

Diluted earnings per common share:
Continuing operations	$0.77	$0.45	$0.08
Discontinued operations	1.02	2.26	2.58

Net income applicable to common shares	$1.79	$2.71	$2.66

Weighted average shares used to calculate earnings per common share:
Basic	237,301	207,924	148,236

Diluted	238,296	209,254	148,841

Dividends declared per common share	$1.82	$1.78	$1.70

See accompanying Notes to Consolidated Financial Statements.

HCP, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
Preferred Stock, $1.00 Par Value:
Shares, beginning and ending of year	11,820	11,820	11,820
Amounts, beginning and ending of year	$285,173	$285,173	$285,173
Common Stock, Shares:
Shares at beginning of year	216,819	198,599	136,194
Issuance of common stock, net	36,134	17,810	61,975
Exercise of stock options	648	410	430

Shares at end of year	253,601	216,819	198,599

Common Stock, $1.00 Par Value:
Balance at beginning of year	$216,819	$198,599	$136,194
Issuance of common stock, net	36,134	17,810	61,975
Exercise of stock options	648	410	430

Balance at end of year	$253,601	$216,819	$198,599

Additional Paid-In Capital:
Balance at beginning of year	$3,724,739	$3,108,908	$1,446,349
Issuance of common stock, net	1,123,684	596,719	1,646,869
Exercise of stock options	11,539	7,704	7,458
Amortization of deferred compensation	13,765	11,408	8,232

Balance at end of year	$4,873,727	$3,724,739	$3,108,908

Cumulative Dividends in Excess of Earnings:
Balance at beginning of year	$(120,920)	$(316,369)	$(467,102)
Net income	448,495	589,015	417,547
Preferred dividends	(21,130)	(21,130)	(21,130)
Common dividend ($1.82, $1.78 and $1.70 per share)	(436,513)	(372,436)	(245,684)

Balance at end of year	$(130,068)	$(120,920)	$(316,369)

Accumulated Other Comprehensive Income (Loss):
Balance at beginning of year	$(2,102)	$17,725	$(848)
Change in net unrealized gains (losses) on securities:
Unrealized gains (losses)	(88,266)	(10,490)	24,096
Less reclassification adjustment realized in net income	7,230	176	(640)
Change in net unrealized gains (losses) on cash flow hedges:
Unrealized losses	(1,485)	(9,647)	(4,984)
Less reclassification adjustment realized in net income	3,999	—	—
Changes in Supplemental Executive Retirement Plan obligation	292	102	101
Foreign currency translation adjustment	(830)	32	—

Balance at end of year	$(81,162)	$(2,102)	$17,725

Total Comprehensive Income:
Net income	$448,495	$589,015	$417,547
Other comprehensive income (loss)	(79,060)	(19,827)	18,573

Total comprehensive income	$369,435	$569,188	$436,120

See accompanying Notes to Consolidated Financial Statements.

HCP, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$448,495	$589,015	$417,547
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate, in-place lease and other intangibles:
Continuing operations	314,632	258,947	118,393
Discontinued operations	6,604	22,232	35,676
Amortization of above and below market lease intangibles, net	(8,440)	(6,056)	(797)
Stock-based compensation	13,765	11,408	8,232
Amortization of debt premiums, discounts and issuance costs, net	12,267	20,413	14,533
Recovery of loan losses	—	(386)	—
Straight-line rents	(39,463)	(49,725)	(18,210)
Interest accretion	(27,019)	(8,739)	(2,513)
Deferred rental revenue	13,931	9,027	(518)
Equity income from unconsolidated joint ventures	(3,326)	(5,645)	(8,331)
Distributions of earnings from unconsolidated joint ventures	6,745	5,264	8,331
Minority interests' share in earnings	21,903	24,356	14,805
Gain on sales of real estate and real estate interest	(228,604)	(413,725)	(275,283)
Gain on early repayment of debt	(2,396)	—	—
Marketable securities (gains) losses, net	7,230	(2,233)	(1,861)
Derivative losses, net	4,577	—	—
Impairments of real estate and intangible assets, net	27,451	—	9,581
Impairments of equity method investments	400	—	—
Changes in:
Accounts receivable	10,681	(13,115)	1,295
Other assets	(3,713)	(14,621)	(8,263)
Accounts payable and accrued liabilities	(7,023)	26,634	28,579

Net cash provided by operating activities	568,697	453,051	341,196

Cash flows from investing activities:
Cash used in other acquisitions and development of real estate	(155,531)	(425,464)	(480,140)
Lease commissions and tenant and capital improvements	(59,991)	(49,669)	(18,932)
Proceeds from sales of real estate	639,585	887,218	512,317
Cash used in SEUSA acquisition, net of cash acquired	—	(2,982,689)	—
Cash used in CRP and CRC mergers, net of cash acquired	—	—	(3,325,046)
Cash used in purchase of HCP MOP interest, net of cash acquired	—	—	(138,163)
Contributions to unconsolidated joint ventures	(3,579)	(3,641)	—
Distributions in excess of earnings from unconsolidated joint ventures	8,400	478,293	32,115
Purchase of marketable securities	(30,089)	(26,647)	(13,670)
Proceeds from sales of marketable securities	10,700	53,817	7,550
Proceeds from sales of interests in unconsolidated joint ventures	2,855	—	—
Principal repayments on loans receivable and direct financing leases	16,790	104,009	63,535
Investments in loans receivable and direct financing leases	(3,162)	(923,534)	(329,724)
(Increase) decrease in restricted cash	1,349	192	(1,894)

Net cash provided by (used in) investing activities	427,327	(2,888,115)	(3,692,052)

Cash flows from financing activities:
Net borrowings (repayments) under bank line of credit	(801,700)	327,200	365,900
Repayments of term and bridge loans	(1,030,000)	(1,904,593)	(1,901,136)
Borrowings under term and bridge loans	200,000	2,750,000	2,405,729
Repayments of mortgage debt	(225,316)	(97,882)	(66,689)
Issuance of mortgage debt	579,557	143,421	619,911
Repayments of senior unsecured notes	(300,000)	(20,000)	(255,000)
Issuance of senior unsecured notes	—	1,100,000	1,550,000
Settlement of cash flow hedges, net	(9,658)	—	(4,354)
Debt issuance costs	(12,657)	(27,044)	(32,313)
Net proceeds from the issuance of common stock and exercise of options	1,060,538	618,854	989,039
Dividends paid on common and preferred stock	(457,643)	(393,566)	(266,814)
Distributions to minority interests	(37,852)	(23,462)	(16,354)

Net cash provided by (used in) financing activities	(1,034,731)	2,472,928	3,387,919

Net increase (decrease) in cash and cash equivalents	(38,707)	37,864	37,063
Cash and cash equivalents, beginning of year	96,269	58,405	21,342

Cash and cash equivalents, end of year	$57,562	$96,269	$58,405

See accompanying Notes to Consolidated Financial Statements.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Business

        HCP, Inc., an S&P 500 company, is a Maryland corporation that is organized to qualify as a real estate investment trust ("REIT") which, together with its consolidated entities (collectively, "HCP" or the "Company"), invests primarily in real estate serving the healthcare industry in the United States. The Company acquires, develops, leases, manages and disposes of healthcare real estate and provides financing to healthcare providers.

(2)   Summary of Significant Accounting Policies

  Use of Estimates

        Management is required to make estimates and assumptions in the preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP"). These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

  Principles of Consolidation

        The consolidated financial statements include the accounts of HCP, its wholly-owned subsidiaries and joint ventures that it controls, through voting rights or other means. All material intercompany transactions and balances have been eliminated in consolidation.

        The Company applies Financial Accounting Standards Board ("FASB") Interpretation No. 46R, Consolidation of Variable Interest Entities, as revised ("FIN 46R"), for arrangements with variable interest entities. FIN 46R provides guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and the determination of which business enterprise is the primary beneficiary of the VIE. A variable interest entity is broadly defined as an entity where either (i) the equity investors as a group, if any, do not have a controlling financial interest, or (ii) the equity investment at risk is insufficient to finance that entity's activities without additional subordinated financial support. The Company consolidates investments in VIEs when the Company is the primary beneficiary of the VIE at either the creation of the variable interest entity or upon the occurrence of a qualifying reconsideration event. Qualifying reconsideration events include, but are not limited to, the modification of contractual arrangements that affects the characteristics or adequacy of the entity's equity investments at risk and the disposal of all or a portion of an interest held by the primary beneficiary. At December 31, 2008, the Company did not consolidate any significant variable interest entities.

        The Company uses qualitative and quantitative approaches when determining whether it is (or is not) the primary beneficiary of a VIE. Consideration of various factors includes, but is not limited to, the form of our ownership interest, our representation on the entity's governing body, the size and seniority of our investment, various cash flow scenarios related to the VIE, our ability to participate in policy making decisions and the rights of the other investors to participate in the decision making process and to replace the Company as manager and/or liquidate the venture, if applicable.

        At December 31, 2008, the Company had 81 properties leased to a total of nine tenants that have been identified as VIEs ("VIE tenants") and a loan to a borrower that has been identified as a VIE. The Company acquired these leases and loan on October 5, 2006 in its merger with CNL Retirement Properties, Inc. ("CRP"). CRP determined it was not the primary beneficiary of these VIEs, and the

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company is required to carry forward CRP's accounting conclusions after the acquisition relative to their primary beneficiary assessments, provided the Company does not believe CRP's accounting to be in error. The Company believes that its accounting for the VIEs is the appropriate application of FIN46R. On December 21, 2007, the Company made an investment of approximately $900 million in mezzanine loans where each mezzanine borrower has been identified as a VIE. The Company has also determined that it is not the primary beneficiary of these VIEs.

        The carrying amount and classification of the related assets, liabilities and maximum exposure to loss as a result of the Company's involvement with VIEs are presented below (in thousands):

VIE Type	Maximum Loss Exposure(1)	Asset/Liability Type	Carrying Amount
VIE tenants—operating leases	$783,714	Lease intangibles, net and straight-line rent receivables	$36,748
VIE tenants—DFLs	662,148	Net investment in DFLs	212,758
Senior secured loans	79,120	Loans receivable, net	79,120
Mezzanine loans	918,169	Loans receivable, net	918,169

(1)
The Company's maximum loss exposure related to the VIE tenants represents the future minimum lease payments over the remaining term of the respective leases, which may be mitigated by re-leasing the respective properties. The Company's maximum loss exposure related to loans to VIEs represents the carrying amount of the respective loan.

        See Notes 7 and 14 for additional description of the nature, purpose and activities of the Company's variable interest entities and the Company's interests therein.

        The Company applies Emerging Issues Task Force ("EITF") Issue 04-5, Investor's Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights ("EITF 04-5"), to investments in joint ventures. EITF 04-5 provides guidance on the type of rights held by the limited partner(s) that preclude consolidation in circumstances in which the sole general partner would otherwise consolidate the limited partnership in accordance with GAAP. The assessment of limited partners' rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if (i) there is a change to the terms or in the exercisability of the rights of the limited partners, (ii) the sole general partner increases or decreases its ownership of limited partnership interests, or (iii) there is an increase or decrease in the number of outstanding limited partnership interests. EITF 04-5 also applies to managing member interests in limited liability companies.

  Investments in Unconsolidated Joint Ventures

        Investments in entities which the Company does not consolidate but for which the Company has the ability to exercise significant influence over operating and financial policies are reported under the equity method of accounting. Under the equity method of accounting, the Company's share of the investee's earnings or losses are included in the Company's consolidated results of operations.

        The initial carrying value of investments in unconsolidated joint ventures is based on the amount paid to purchase the joint venture interest or the carrying value of the assets prior to the sale of interests in the joint venture. To the extent that the Company's cost basis is different from the basis reflected at the joint venture level, the basis difference is generally amortized over the life of the related assets and liabilities and included in the Company's share of equity in earnings of the joint venture. The Company evaluates its equity method investments for impairment based upon a

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

comparison of the fair value of the equity method investment to its carrying value. When the Company determines a decline in the estimated fair value of an investment in an unconsolidated joint venture below its carrying value is other-than-temporary, an impairment is recorded. The Company recognizes gains on the sale of interests in joint ventures to the extent the economic substance of the transaction is a sale in accordance with the American Institute of Certified Public Accountants Statement of Position 78-9, Accounting for Investments in Real Estate Ventures, and Statement of Financial Accounting Standards ("SFAS") No. 66, Accounting for Sales of Real Estate ("SFAS No. 66").

  Revenue Recognition

        Rental income from tenants is recognized in accordance with GAAP, including SEC Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB 104"). The Company recognizes rental revenue on a straight-line basis over the lease term when collectibility is reasonably assured and the tenant has taken possession or controls the physical use of the leased asset. For assets acquired subject to leases, the Company recognizes revenue upon acquisition of the asset provided the tenant has taken possession or controls the physical use of the leased asset. If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:

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

        For leases with minimum scheduled rent increases, the Company recognizes income on a straight-line basis over the lease term when collectibility is reasonably assured. Recognizing rental income on a straight-line basis for leases results in recognized revenue exceeding amounts contractually due from

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

tenants. Such cumulative excess amounts are included in other assets and were $112 million and $76 million, net of allowances, at December 31, 2008 and 2007, respectively. If the Company determines that collectibility of straight-line rents is not reasonably assured, the Company limits future recognition to amounts contractually owed, and, where appropriate, establishes an allowance for estimated losses.

        The Company maintains an allowance for doubtful accounts, including an allowance for straight-line rent receivables, for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. The Company monitors the liquidity and creditworthiness of its tenants and operators on an ongoing basis. This evaluation considers industry and economic conditions, property performance, credit enhancements and other factors. For straight-line rent amounts, the Company's assessment is based on amounts recoverable over the term of the lease. At December 31, 2008 and 2007, the Company had an allowance of $40.3 million and $35.8 million, respectively, included in other assets, as a result of the Company's determination that collectibility is not reasonably assured for certain straight-line rent amounts.

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

        The Company uses the direct finance method of accounting to record income from direct financing leases ("DFLs"). For leases accounted for as DFLs, future minimum lease payments are recorded as a receivable. The difference between the future minimum lease payments and the estimated residual values less the cost of the properties is recorded as unearned income. Unearned income is deferred and amortized to income over the lease terms to provide a constant yield when collectibility of the lease payments is reasonably assured. Investments in DFLs are presented net of unamortized unearned income.

        Loans receivable are classified as held-for-investment based on management's intent and ability to hold the loans for the foreseeable future or to maturity. Loans held-for-investment are carried at amortized cost, reduced by a valuation allowance for estimated credit losses. The Company recognizes interest income on loans, including the amortization of discounts and premiums, using the effective interest method applied on a loan-by-loan basis when collectibility of the future payments is reasonably assured. Premiums and discounts are recognized as yield adjustments over the life of the related loans. Loans are transferred from held-for-investment to held-for-sale when management's intent is to no longer hold the loans for the foreseeable future. Loans held-for-sale are recorded at the lower of cost or fair value.

        Allowances are established for loans and DFLs based upon an estimate of probable losses for the individual loans and DFLs deemed to be impaired. Loans and DFLs are impaired when it is deemed probable that the Company will be unable to collect all amounts due on a timely basis in accordance with the contractual terms of the loan or lease. The allowance is based upon the Company's assessment of the borrower's or lessee's overall financial condition, resources and payment record; the prospects

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for support from any financially responsible guarantors; and, if appropriate, the realizable value of any collateral. These estimates consider all available evidence including, as appropriate, the present value of the expected future cash flows discounted at the loan's or DFL's effective interest rate, the fair value of collateral, general economic conditions and trends, historical and industry loss experience, and other relevant factors.

        Loans and DFLs are placed on non-accrual status at such time as management determines that collectibility of contractual amounts is not reasonably assured. While on non-accrual status, loans or DFLs are either accounted for on a cash basis, in which income is recognized only upon receipt of cash, or on a cost-recovery basis, in which all cash receipts reduce the carrying value of the loan or DFL, based on the Company's judgment of collectibility.

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

        The Company records acquired "above and below" market leases at fair value using discount rates which reflect the risks associated with the leases acquired. The amount recorded is based on the present value of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management's estimate of fair market lease rates for each in-place lease, measured over a period equal to the remaining term of the lease for above market leases and the initial term plus the extended term for any leases with below market renewal options. Other intangible assets acquired include amounts for in-place lease values that are based on the Company's evaluation of the specific characteristics of each tenant's lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes estimates of lost rents at market rates during the hypothetical expected lease-up periods, which are dependent on local market conditions. In estimating costs to execute similar leases, the Company considers leasing commissions, legal and other related costs.

        The Company capitalizes direct construction and development costs, including predevelopment costs, interest, property taxes, insurance and other costs directly related and essential to the acquisition, development or construction of a real estate project. In accordance with SFAS No. 34, Capitalization of Interest Cost, and SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, construction and development costs are capitalized while substantive activities are ongoing to prepare an asset for its intended use. The Company considers a construction project as substantially complete and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. Costs incurred after a project is substantially complete and ready for its intended use, or after development activities have ceased, are expensed as incurred. Costs previously capitalized related to abandoned acquisitions or developments are charged to earnings. Expenditures for repairs and maintenance are expensed as incurred.

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

  Impairment of Long-Lived Assets and Goodwill

        The Company assesses the carrying value of real estate assets and related intangibles ("real estate assets"), whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets ("SFAS No. 144"). The Company tests its real estate assets for impairment by comparing the sum of the expected undiscounted cash flows to the carrying amount of the real estate asset or asset group. If the carrying value exceeds the expected undiscounted cash flows, an impairment loss will be recognized by adjusting the carrying amount of the real estate assets to its estimated fair value.

        Goodwill is tested for impairment by applying the two-step approach defined in SFAS No. 142, Goodwill and Other Intangible Assets, at least annually and whenever the Company identifies triggering events that may indicate impairment. Potential impairment indicators include a significant decline in real estate valuations, restructuring plans or a decline in the Company's market capitalization below book value. The Company tests for impairment of its goodwill by comparing the fair value of a reporting unit containing goodwill to its carrying value. If the carrying value exceeds the fair value, the second step of the test is needed to measure the amount of potential goodwill impairment. The second step requires the fair value of the reporting unit to be allocated to all the assets and liabilities of the reporting unit as if it had been acquired in a business combination at the date of the impairment test. The excess fair value of the reporting unit over the fair value of assets and liabilities is the implied value of goodwill and is used to determine the amount of impairment. The Company selected the fourth quarter of each fiscal year to perform its annual impairment test.

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

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Stock-Based Compensation

        Share-based compensation expense is recognized in accordance with SFAS No. 123R, Share-Based Payments, as revised ("SFAS No. 123R"). On January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective application transition method which provides for only current and future period stock-based awards to be measured and recognized at fair value.

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

  Cash and Cash Equivalents

        Cash and cash equivalents consist of cash on hand and short-term investments with original maturities of three months or less when purchased. The Company maintains cash deposits with major financial institutions which periodically exceed the Federal Deposit Insurance Corporation insurance limit. The Company has not experienced any losses to date related to cash or cash equivalents.

  Restricted Cash

        Restricted cash primarily consists of amounts held by mortgage lenders to provide for (i) future real estate tax expenditures, tenant improvements and capital improvements, and (ii) security deposits and net proceeds from property sales that were executed as tax-deferred dispositions.

  Derivatives

        During its normal course of business, the Company uses certain types of derivative instruments for the purpose of managing interest rate risk. To qualify for hedge accounting, derivative instruments used for risk management purposes must effectively reduce the risk exposure that they are designed to hedge. In addition, at inception of a qualifying hedging relationship, the underlying transaction or transactions, must be, and are expected to remain, probable of occurring in accordance with the Company's related assertions.

        The Company applies SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires the recognition of all derivative instruments, including embedded derivatives required to be bifurcated, as assets or liabilities in the Company's consolidated balance sheet at fair value. Changes in the fair value of derivative instruments that are not designated as hedges or that do not meet the criteria for hedge accounting under SFAS No. 133 are recognized in earnings. For derivatives designated as hedging instruments in qualifying hedging relationships, the change in fair value of the effective portion of the derivatives is recognized in accumulated other comprehensive income (loss) whereas the change in fair value of the ineffective portion is recognized in earnings.

        The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

This process includes designating all derivatives that are part of a hedging relationship to specific forecasted transactions or recognized obligations in the balance sheet. The Company also assesses and documents, both at the hedging instrument's inception and on a quarterly basis thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows associated with the respective hedged items. When it is determined that a derivative ceases to be highly effective as a hedge, or that it is probable the underlying forecasted transaction will not occur, the Company discontinues hedge accounting prospectively and reclassifies amounts recorded to accumulated other comprehensive income (loss) to earnings.

  Income Taxes

        In 1985, HCP, Inc. elected REIT status and believes it has always operated so as to continue to qualify as a REIT under Sections 856 to 860 of the Internal Revenue code of 1986, as amended (the "Code"). Accordingly, HCP, Inc. will not be subject to U.S. federal income tax, provided that it continues to qualify as a REIT and makes distributions to stockholders equal to or in excess of its taxable income. On July 27, 2007, the Company formed HCP Life Science REIT, a consolidated subsidiary, which elected REIT status for the year ended December 31, 2007. HCP, Inc., along with its consolidated REIT subsidiary, are each subject to the REIT qualification requirements under Sections 856 to 860 of the Code. If either REIT fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates and may be ineligible to qualify as a REIT for four subsequent tax years.

        HCP, Inc. and HCP Life Science REIT are subject to state and local income taxes in some jurisdictions, and in certain circumstances each REIT may also be subject to federal excise taxes on undistributed income. In addition, certain activities the Company undertakes must be conducted by entities which elect to be treated as TRSs. TRSs are subject to both federal and state income taxes.

        On January 1, 2007, the Company adopted the provisions of Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). This interpretation clarifies the accounting for uncertain tax positions recognized in a company's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. It prescribes a recognition threshold as well as measurement criteria for evaluating tax positions taken or expected to be taken on a tax return. The interpretation also provides guidance on de-recognition of previously recognized positions and the treatment of potential interest and penalties related to uncertain tax positions. The Company recognizes tax penalties relating to unrecognized tax benefits as additional tax expense. Interest relating to unrecognized tax benefits is recognized as interest expense.

  Marketable Securities

        The Company classifies its marketable equity and debt securities as available-for-sale in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. These securities are carried at fair value with unrealized gains and losses recognized in stockholders' equity as a component of accumulated other comprehensive income (loss). Gains or losses on securities sold are determined based on the specific identification method. When the Company determines declines in fair value of marketable securities are other-than-temporary, a realized loss is recognized in earnings.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Capital Raising Issuance Costs

        Costs incurred in connection with the issuance of common shares are recorded as a reduction in additional paid-in capital. Costs incurred in connection with the issuance of preferred shares are recorded as a reduction of the preferred stock amount. Debt issuance costs are deferred, included in other assets and amortized to interest expense based on the effective interest method over the remaining term of the related debt.

  Segment Reporting

        The Company reports its consolidated financial statements in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"). The Company's segments are based on the Company's method of internal reporting which classifies its operations by healthcare sector. The Company's business includes five segments: (i) senior housing, (ii) life science, (iii) medical office, (iv) hospital and (v) skilled nursing.

        Prior to the Slough Estates USA Inc. ("SEUSA") acquisition on August 1, 2007, the Company operated through two reportable segments—triple-net leased and medical office buildings. As a result of the Company's acquisition of SEUSA, the Company added a significant portfolio of real estate assets under different leasing and property management structures and made corresponding organizational changes. The Company believes the change to its reportable segments is appropriate and consistent with how its chief operating decision maker reviews the Company's operating results. In addition, in accordance with SFAS No. 131, all prior period segment information has been reclassified to conform to the current presentation.

  Minority Interests and Mandatorily Redeemable Financial Instruments

        As of December 31, 2008, there were 4.8 million non-managing member units outstanding in six limited liability companies, all of which the Company is the managing member: (i) HCPI/Tennessee, LLC; (ii) HCPI/Utah, LLC; (iii) HCPI/Utah II, LLC; (iv) HCP DR California, LLC; (v) HCP DR Alabama, LLC; and (vi) HCP DR MCD, LLC. The Company consolidates these entities since it exercises control and carries the minority interests at cost. The non-managing member LLC Units ("DownREIT units") are exchangeable for an amount of cash approximating the then-current market value of shares of the Company's common stock or, at the Company's option, shares of the Company's common stock (subject to certain adjustments, such as stock splits and reclassifications). Upon exchange of DownREIT units for the Company's common stock, the carrying amount of the DownREIT units is reclassified to stockholders' equity. In April 2008, as a result of the non-managing member converting its remaining HCPI/Indiana, LLC DownREIT units, HCPI/Indiana, LLC became a wholly-owned subsidiary. At December 31, 2008, the carrying value and market value of the 4.8 million DownREIT units were $193.7 million and $178.8 million, respectively.

        SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS No. 150"), requires, among other things, that mandatorily redeemable financial instruments be classified as a liability and recorded at settlement value. Consolidated joint ventures with a limited-life are considered mandatorily redeemable. Implementation of the provisions of SFAS No. 150 that require the valuation and establishment of a liability for limited-life entities was subsequently deferred. As of December 31, 2008, the Company has nine limited-life entities that have a settlement value of the minority interests of approximately $6.2 million, which is approximately $4.6 million more than the carrying amount.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Preferred Stock Redemptions

        The Company recognizes the excess of the redemption value of cumulative redeemable preferred stock redeemed over its carrying amount as a charge to income in accordance with FASB—EITF Topic D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock ("EITF Topic D-42"). In July 2003, the SEC staff issued a clarification of the SEC's position on the application of FASB EITF Topic D-42. The SEC staff's position, as clarified, is that in applying EITF Topic D-42, the carrying value of preferred shares that are redeemed should be reduced by the amount of original issuance costs, regardless of where in stockholders' equity those costs are reflected (see Note 15).

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

  Fair Value Measurement

        Effective January 1, 2008, the Company implemented the requirements of SFAS No. 157, Fair Value Measurements ("SFAS No. 157"), for its financial assets and liabilities. SFAS No. 157 refines the definition of fair value, expands disclosure requirements about fair value measurements and establishes specific requirements as well as guidelines for a consistent framework to measure fair value. SFAS No. 157 defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants. Further, SFAS No. 157 requires the Company to maximize the use of observable market inputs, minimize the use of unobservable market inputs and disclose in the form of an outlined hierarchy the details of such fair value measurements.

        SFAS No. 157 specifies a hierarchy of valuation techniques based on whether the inputs to a fair value measurement are considered to be observable or unobservable in a marketplace. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. This hierarchy requires the use of observable market data when available. These inputs have created the following fair value hierarchy:

  •
  Level 1—quoted prices for identical instruments in active markets;

  •
  Level 2—quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

  •
  Level 3—fair value measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

        The Company measures fair value using a set of standardized procedures that are outlined herein for all financial assets and liabilities which are required to be measured at fair value. When available, the Company utilizes quoted market prices from an independent third party source to determine fair

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        Based on the guidelines of SFAS No. 157, the Company has amended its techniques used in measuring the fair value of derivative and other financial asset and liability positions. These enhancements include the impact of the Company's or counterparty's credit risk on derivatives and other liabilities measured at fair value as well as the election of the mid-market pricing expedient outlined in the standard. The implementation of these enhancements and the adoption of SFAS No. 157 did not have a material impact on the Company's consolidated financial position or results of operations.

        On February 12, 2008, the FASB postponed the implementation of SFAS No. 157 related to non-financial assets and liabilities until fiscal periods beginning after November 15, 2008. As a result, the Company has not applied the above fair value procedures to its goodwill and long-lived asset impairment analyses during the year ended December 31, 2008. The Company believes that the adoption of SFAS No. 157 for non-financial assets and liabilities will not have a material impact on its consolidated financial position or results of operations upon implementation for fiscal periods beginning after November 15, 2008.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159"). SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS No. 159 was effective as of the beginning of an entity's first fiscal year after November 15, 2007, and reporting periods thereafter. Currently the Company has not adopted the guidelines of SFAS No. 159 and continues to evaluate whether or not it will in future periods based on industry participant elections and financial reporting consistency with its peers.

  Recent Accounting Pronouncements

        In December 2007, the FASB issued SFAS No. 141R, Business Combinations, as revised ("SFAS No. 141R"). SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles), and any noncontrolling interest in the acquiree. SFAS No. 141R also provides guidance for recognizing and measuring goodwill acquired in a business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141R on January 1, 2009 will require the Company to prospectively expense all transaction costs for business combinations for which the acquisition date is on or subsequent to that date. Retroactive application of SFAS No. 141R to fiscal years preceding the effective date is not permitted. The implementation of this standard on January 1,

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2009 could materially impact the Company's future financial results to the extent that it acquires significant amounts of real estate, as related acquisition costs will be expensed as incurred rather than the Company's current practice of capitalizing such costs and amortizing them over the estimated useful life of the assets acquired.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51 ("SFAS No. 160"), which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent's equity. Purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a gain or loss of control, the interest purchased or sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for the Company beginning January 1, 2009 and applies prospectively, except for the presentation and disclosure requirements, which apply retrospectively. To the extent that the Company purchases or disposes of interests in entities or real estate partnerships that cause a change in control of periods subsequent to adoption, the impact on the Company's financial position or results of operations could be material, as these interests will be recognized at fair value with gains and losses recorded to earnings.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 ("SFAS No. 161"). SFAS No. 161 establishes, among other things, the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires entities to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS No. 161 on January 1, 2009 to have a material impact on its consolidated financial position or results of operations.

        In April 2008, the FASB issued FASB Staff Position ("FSP") Financial Accounting Standard 142-3, Determination of the Useful Life of Intangible Assets ("FSP FAS 142-3"). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. In developing assumptions about renewal or extension, FSP FAS 142-3 requires an entity to consider its own historical experience (or, if no experience, market participant assumptions) adjusted for relevant entity-specific factors in paragraph 11 of SFAS No. 142. FSP FAS 142-3 expands the disclosure requirements of SFAS No. 142 and is effective for the Company beginning January 1, 2009. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The Company does not expect the adoption of FSP FAS 142-3 on January 1, 2009 to have a material impact on its consolidated financial position or results of operations.

        In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share ("EPS").

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for the Company on January 1, 2009. All prior-period earnings per share data presented shall be adjusted retrospectively. The Company does not expect the adoption of FSP EITF 03-6-1 to have a material impact on its computations of earnings per share.

  Reclassifications

        Certain amounts in the Company's consolidated financial statements for prior periods have been reclassified to conform to the current period presentation. Assets sold or held for sale and associated liabilities have been reclassified on the balance sheets and operating results reclassified from continuing to discontinued operations in accordance with SFAS No. 144 (see Note 5). "Income taxes" have been reclassified from "general and administrative" expenses. In addition, in accordance with SFAS No. 131, all prior period segment information has been reclassified to conform to the current presentation.

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

        Under the purchase method of accounting, the assets and liabilities of SEUSA were recorded at their relative fair values as of the date of the acquisition. During the year ended December 31, 2008, the Company revised its initial purchase price allocation of its acquired interest in SEUSA, which resulted in the Company reallocating $51 million among buildings and improvements, development costs and construction in progress, land, intangible assets and investments in and advances to unconsolidated joint ventures from its preliminary allocation at December 31, 2007. The changes from the Company's initial purchase price allocation did not have a significant impact on the Company's results of operations for the year ended December 31, 2008.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table summarizes the estimated fair values of the SEUSA assets acquired and liabilities assumed as of the acquisition date of August 1, 2007 (in thousands):

Assets acquired
Buildings and improvements	$1,664,156
Developments in process	254,626
Land	827,041
Investments in and advances to unconsolidated joint ventures	68,300
Intangible assets	351,500
Other assets	37,221

Total assets acquired	$3,202,844

Liabilities assumed
Mortgages payable and other debt	$33,553
Intangible liabilities	147,700
Other liabilities	38,880

Total liabilities assumed	220,133

Net assets acquired	$2,982,711

        In connection with the Company's acquisition of SEUSA, the Company obtained, from a syndicate of banks, a financing commitment for a $3.0 billion bridge loan under which $2.75 billion was borrowed at closing. See Note 11 for further details.

  CNL Retirement Properties, Inc. and CNL Retirement Corp.

        On October 5, 2006, HCP acquired CRP. CRP was a REIT that invested primarily in senior housing and medical office buildings located across the United States. At the time of the CRP merger, CRP owned or held an ownership interest in 273 properties in 33 states.

        Under the merger agreement with CRP, each share of CRP common stock was exchanged for $11.1293 in cash and 0.0865 of a share of HCP's common stock, equivalent to approximately $2.9 billion in cash and 22.8 million shares. Fractional shares were paid in cash. The Company financed the cash consideration paid to CRP stockholders and the expenses related to the transaction through a $1.0 billion offering of senior unsecured notes and draw downs under term and bridge loans and a three year revolving line of credit facility. As of January 22, 2007, the term and bridge facilities had been repaid with proceeds from the issuance of senior notes, secured debt and common stock, disposition of certain properties and from real estate joint ventures. Simultaneously with the closing of the merger with CRP, HCP also merged with CNL Retirement Corp. ("CRC") for aggregate consideration of approximately $120 million, which included the issuance of 4.4 million shares of HCP common stock.

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

        CRC maintained change-in-control provisions with certain of its employees that allowed for enhanced severance and benefit payments. Included in the acquired assets and assumed liabilities are intangible assets associated with employee non-compete agreements and a non-compete agreement with CNL Financial Group, CNL Real Estate Group and two other named individuals valued at $24 million. The value recorded for the non-compete agreements is being amortized over the non-compete contract period of four years.

        The related assets, liabilities and results of operations of CRP, CRC and SEUSA are included in the consolidated financial statements from the respective dates of acquisition.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Pro Forma Results of Operations

        The following unaudited pro forma consolidated results of operations for the year ended December 31, 2007 assume that the acquisition of SEUSA was completed as of January 1, 2007 as shown below (in thousands, except per share amounts):

Revenues	$1,022,751
Net income	453,095
Basic earnings per common share	$2.08
Diluted earnings per common share	2.06

        Pro forma data may not be indicative of the results that would have been obtained had the acquisition actually occurred as of January 1, 2007, nor does it intend to be a projection of future results.

(4)   Acquisitions of Real Estate Properties

        During the year ended December 31, 2008, the Company acquired a senior housing facility for $11 million, purchased a joint venture interest valued at $29 million and funded an aggregate of $158 million for construction, and other capital projects, primarily in the Company's life science segment. During 2008, three of the Company's life science facilities located in South San Francisco were placed into service.

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

        On January 31, 2007, the Company acquired three long-term acute care hospitals and received proceeds of $36 million in exchange for 11 skilled nursing facilities ("SNFs") valued at approximately $77 million. The Company recognized a gain of $47 million on the sale of these 11 SNFs. The three acquired properties have an initial lease term of ten years with two ten-year renewal options and escalators based on the lessee's revenue growth. The acquired properties are included in a new master lease that contains 14 properties leased to the same operator.

        On February 9, 2007, the Company acquired a medical campus that includes two hospital towers, six medical office buildings ("MOB") and three parking garages for approximately $350 million, including DownREIT units valued at $179 million.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        In November and December 2007, the Company acquired three life science facilities with an aggregate value of approximately $46 million, including $12 million of assumed debt.

        For the year ended December 31, 2007, the Company funded an aggregate of $150 million for construction, tenant and capital improvements projects.

(5)   Dispositions of Real Estate, Real Estate Interests and Discontinued Operations

  Dispositions of Real Estate

        During the year ended December 31, 2008, the Company sold 51 properties for approximately $643 million and recognized a gain on sales of real estate of $229 million. The Company's sales of properties were made from the following segments: (i) $427 million of hospital, (ii) $97 million of skilled nursing, (iii) $95 million of medical office and (iv) $24 million of senior housing. The hospitals sold included a hospital located in Tarzana, California, which was sold for $89 million resulting in a gain on sale of real estate of $18 million.

        During the year ended December 31, 2007, the Company sold 97 properties for $922 million and recognized gains on sales of real estate of approximately $404 million. The Company's sales of properties were made from the following segments: (i) $641 million of skilled nursing, (ii) $243 million of senior housing and (iii) $38 million of medical office.

  Dispositions of Real Estate Interests

        On January 5, 2007, the Company formed a senior housing joint venture ("HCP Ventures II"), which included 25 properties valued at $1.1 billion and encumbered by a $686 million secured debt facility. The 25 properties included in this joint venture were acquired in the Company's acquisition of CRP and were classified as held for contribution within three months from the close of the CRP acquisition. These assets were not depreciated or amortized prior to their contribution, as these assets were held for contribution, and the value allocated to these assets was based on the disposition proceeds received. The Company received approximately $280 million in proceeds, including a one-time acquisition fee of $5.4 million, which is included in investment management fee income. No gain or loss was recognized for the sale of a 65% interest in this joint venture. The Company acts as the managing member and receives asset management fees.

        On April 30, 2007, the Company formed a MOB joint venture, HCP Ventures IV, LLC ("HCP Ventures IV"), which included 55 properties valued at approximately $585 million and encumbered by $344 million of secured debt. Upon the disposition of an 80% interest in this venture, the Company received proceeds of $196 million, including a one-time acquisition fee of $3 million, which is included in investment management fee income, and recognized a gain of $10.1 million. The Company acts as the managing member and receives asset management fees.

  Properties Held for Sale

        At December 31, 2008 and 2007, the number of assets held for sale was six and 57 with carrying amounts of $15.4 million and $425.1 million, respectively.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Results from Discontinued Operations

        The following table summarizes operating income from discontinued operations, impairments and gains on sales of real estate included in discontinued operations (dollars in thousands):

	Year Ended December 31,
	2008	2007	2006
Rental and related revenues	$34,182	$110,401	$162,407
Other revenues	18	3,131	3,758

Total revenues	34,200	113,532	166,165
Depreciation and amortization expenses	6,604	22,232	35,676
Operating expenses	6,902	11,817	10,003
Other costs and expenses	2,341	9,700	5,661

Operating income from discontinued operations, net	$18,353	$69,783	$114,825

Impairments	$2,791	$—	$6,004

Gains on sales of real estate, net	$228,604	$403,584	$275,283

Number of properties held for sale	6	57	154
Number of properties sold	51	97	83

Number of properties included in discontinued operations	57	154	237

(6)   Net Investment in Direct Financing Leases

        The components of net investment in direct financing leases ("DFLs") consisted of the following (dollars in thousands):

	Year Ended December 31,
	2008	2007
Minimum lease payments receivable	$1,373,283	$1,414,116
Estimated residual values	467,248	468,769
Less unearned income	(1,192,297)	(1,242,833)

Net investment in direct financing leases	$648,234	$640,052

Properties subject to direct financing leases	30	30

        The DFLs were acquired in the Company's merger with CRP. CRP determined that these leases were DFLs, and the Company is required to carry forward CRP's accounting conclusions after the acquisition date relative to their assessment of these leases, provided that the Company does not believe CRP's accounting to be in error. The Company believes that its accounting for the leases is the appropriate accounting in accordance with GAAP. Certain leases contain provisions that allow the tenants to elect to purchase the properties during or at the end of the lease terms for the aggregate initial investment amount plus adjustments, if any, as defined in the lease agreements. Certain leases also permit the Company to require the tenants to purchase the properties at the end of the lease terms.

        Lease payments due to the Company relating to three land-only DFLs, along with the land, with a carrying value of $58 million at December 31, 2008, are subordinate to and serve as collateral for first

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

mortgage construction loans entered into by the tenants to fund development costs related to the properties. During the three months ended December 31, 2008, the Company determined that two of these DFLs were impaired and is recognizing income on a cost-recovery basis. At December 31, 2008, the carrying value of these two DFLs was $38 million.

        During the year ended December 31, 2007, two DFL tenants exercised purchase options with the Company receiving proceeds of $51 million. The proceeds received in excess of the carrying value of the DFLs were $4 million are included in income from direct financing leases.

        Future minimum lease payments contractually due under direct financing leases at December 31, 2008, were as follows (in thousands):

Year	Amount
2009	$48,741
2010	50,131
2011	51,434
2012	52,774
2013	49,350
Thereafter	1,120,853

$1,373,283

(7)   Loans Receivable

        The following table summarizes the Company's loans receivable (in thousands):

	December 31,
	2008			2007
	Real Estate Secured	Other	Total	Real Estate Secured	Other	Total
Mezzanine	$—	$999,891	$999,891	$—	$1,000,000	$1,000,000
Joint venture partners	—	7,055	7,055	—	7,055	7,055
Other	71,224	76,725	147,949	69,126	86,285	155,411
Unamortized discounts, fees and costs	—	(78,262)	(78,262)	—	(96,740)	(96,740)
Loan loss allowance	—	(241)	(241)	—	(241)	(241)

	$71,224	$1,005,168	$1,076,392	$69,126	$996,359	$1,065,485

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Following is a summary of loans receivable secured by real estate at December 31, 2008 (in thousands):

Final Payment Due	Number of Loans	Payment Terms	Initial Principal Amount	Carrying Amount
2009	2	Monthly interest and principal payments of $19,000 at 11.00% secured by a skilled nursing facility in Montana and monthly interest-only payments of $24,000, at 6.00% secured by two assisted living facilities in Georgia and South Carolina.	$6,700	$6,686
2009	1	Monthly interest payments of $24,000 at 9.00% secured by an assisted living facility in Alabama.	3,200	3,200
2010	1	Monthly principal and interest payments of $189,000 at 11.10% secured by two skilled nursing facilities in Colorado.	18,397	13,146
2011	1	Monthly principal and interest payments of $37,000 at 10.34% secured by an assisted living facility in North Carolina.	3,859	3,028
2013	1	Monthly interest payments of $33,000 at 4.00% secured by an assisted living facility in Texas.	10,000	9,856
2016	1	Monthly interest payments of $250,000 at 8.50% secured by a hospital in Texas.	35,308	35,308

	7		$77,464	$71,224

        At December 31, 2008, minimum future principal payments to be received on loans receivable, including those secured by real estate, are $95.7 million in 2009, $18.6 million in 2010, $2.8 million in 2011, $1.01 billion in 2013 and $36.1 million thereafter.

        On October 5, 2006, through its merger with CRP, the Company assumed an agreement to provide an affiliate of the Cirrus Group, LLC with an interest-only, senior secured term loan. The loan provides for a maturity date of December 31, 2008, with a one-year extension at the option of the borrower, subject to certain conditions, under which amounts were borrowed to finance the acquisition, development, syndication and operation of new and existing surgical partnerships. This loan accrues interest at a rate of 14.0%, of which 9.5% is payable monthly and the balance of 4.5% is deferred until maturity. The loan is subject to equity contribution requirements, borrower financial covenants, is collateralized by assets of the borrower (comprised primarily of interests in partnerships operating surgical facilities, some of which are on the premises of properties owned by HCP Ventures IV or the Company) and is guaranteed up to $34.6 million through a combination of (i) a personal guarantee of up to $9.0 million by a principal of Cirrus, and (ii) a guarantee of the balance by other principals of Cirrus under arrangements for recourse limited only to their interests in certain entities owning real estate. During the year ended December 31, 2008, the borrower made principal payments aggregating $11.8 million reducing the carrying value of this loan to $79 million at December 31, 2008. At December 31, 2008, the borrower did not meet the conditions necessary to exercise its extension option and new terms are being negotiated. The Company has determined the loan to be impaired but no allowance has been provided based on the value of the collateral underlying the loan.

        On July 12, 2007, the Company received $44 million in proceeds, including $4 million in excess of the carrying value upon the early repayment of a secured loan receivable due December 28, 2015. The

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

amount received in excess of the carrying value of the secured loan receivable is included in interest and other income. This loan was secured by a hospital in Texas and carried an interest rate of 8.75% per annum.

        On December 21, 2007, the Company made an investment in mezzanine loans having an aggregate face value of $1.0 billion, for approximately $900 million, as part of the financing for The Carlyle Group's $6.3 billion purchase of HCR ManorCare. These interest-only loans mature in January 2013 and bear interest on their face amounts at a floating rate of one-month LIBOR plus 4.0%. These loans are mandatorily pre-payable in January 2012 unless the borrower satisfies certain financial conditions. The loans are secured by an indirect pledge of equity ownership in 339 HCR ManorCare facilities located in 30 states and are subordinate to other debt of approximately $3.6 billion at closing. At December 31, 2008, the carrying amount of these loans was $918 million.

(8)   Investments in and Advances to Unconsolidated Joint Ventures

        The Company owns interests in the following entities which are accounted for under the equity method at December 31, 2008 (dollars in thousands):

Entity(1)	Properties	Investment(2)	Ownership %
HCP Ventures II	25 senior housing facilities	$141,632	35
HCP Ventures III, LLC	13 MOBs	11,502	30
HCP Ventures IV, LLC	50 MOBs, 4 life science facilities and 4 hospitals	45,567	20
HCP Life Science(3)	4 life science facilities	66,124	50-63
Suburban Properties, LLC	1 MOB	4,216	67
Advances to unconsolidated joint ventures, net		3,888

		$272,929

Edgewood Assisted Living Center, LLC(4)(5)	1 senior housing facility	$(410)	45
Seminole Shores Living Center, LLC(4)(5)	1 senior housing facility	(884)	50

		$(1,294)

(1)
These joint ventures are not consolidated since the Company does not control, through voting rights or other means, the joint ventures. See Note 2 regarding the Company's policy on consolidation.

(2)
Represents the carrying value of the Company's investment in the unconsolidated joint venture. See Note 2 regarding the Company's policy for accounting for joint venture interests.

(3)
Includes three unconsolidated joint ventures between the Company and an institutional capital partner for which the Company is the managing member. HCP Life Science includes the following partnerships: (i) Torrey Pines Science Center, LP (50%); (ii) Britannia Biotech Gateway, LP (55%); and (iii) LASDK, LP (63%). The unconsolidated joint ventures were acquired as part of the Company's purchase of SEUSA on August 1, 2007.

(4)
As of December 31, 2008, the Company has guaranteed in the aggregate $4 million of a total of $8 million of notes payable for these joint ventures. No amounts have been recorded related to these guarantees at December 31, 2008.

(5)
Negative investment amounts are included in accounts payable and accrued liabilities.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Summarized combined financial information for the Company's unconsolidated joint ventures follows (in thousands):

	December 31,
	2008	2007
Real estate, net	$1,703,308	$1,752,279
Other assets, net	184,297	195,731

Total assets	$1,887,605	$1,948,010

Notes payable	$1,172,702	$1,192,270
Accounts payable	39,883	45,970
Other partners' capital	488,860	511,290
HCP's capital(1)	186,160	198,480

Total liabilities and partners' capital	$1,887,605	$1,948,010

	Year Ended December 31,
	2008(2)	2007(2)(3)	2006(2)(4)
Total revenues	$182,543	$154,748	$78,475

Discontinued operations	—	—	20,512

Net income (loss)	(1,720)	8,532	24,402

HCP's equity income (loss)	3,326	5,645	8,331

Fees earned by HCP	5,923	13,581	3,895

Distributions received, net	15,145	483,557	40,446

(1)
Aggregate basis difference of the Company's investments in these joint ventures of $82 million, as of December 31, 2008, is primarily attributable to real estate and related intangible assets.

(2)
Includes the financial information of Arborwood Living Center, LLC and Greenleaf Living Centers, LLC, which were sold on April 3, 2008 and June 12, 2008, respectively.

(3)
Includes the results of operations from HCP Ventures II, whose combined entities were wholly-owned consolidated subsidiaries of the Company prior to January 5, 2007. Includes the results of operations from HCP Ventures IV, LLC, whose subsidiaries were wholly-owned consolidated subsidiaries of the Company prior to April 30, 2007.

(4)
Includes the results of HCP Medical Office Properties, LLC ("HCP MOP"), which was consolidated beginning on November 30, 2006. Includes the results of operations from HCP Ventures III, LLC, whose subsidiaries were wholly-owned consolidated subsidiaries of the Company prior to October 27, 2006.

(9)   Intangibles

        At December 31, 2008 and 2007, intangible lease assets, comprised of lease-up intangibles, above market tenant lease intangibles, below market ground lease intangibles and intangible assets related to non-compete agreements, were $682.1 million and $724.6 million, respectively. At December 31, 2008 and 2007, the accumulated amortization of intangible assets was $175.0 million and $101.5 million, respectively. The remaining weighted average amortization period of intangible assets was 10 years at December 31, 2008 and 2007.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        At December 31, 2008 and 2007, below market lease intangibles and above market ground lease intangibles were $293.4 million and $311.0 million, respectively. At December 31, 2008 and 2007, the accumulated amortization of intangible liabilities was $60.7 million and $32.9 million, respectively. The remaining weighted average amortization period of unfavorable market lease intangibles is approximately 9 and 10 years at December 31, 2008 and 2007, respectively.

        For the years ended December 31, 2008, 2007 and 2006, rental income includes additional revenues of $8.8 million, $6.3 million and $1.5 million, respectively, from the amortization of net below market lease intangibles. For the years ended December 31, 2008, 2007 and 2006, the Company recognized amortization expenses of $74.6 million, $58.8 million and $18.2 million, respectively, from the amortization of other intangible assets. For the years ended December 31, 2008, 2007 and 2006, operating expense includes additional expense of $0.4 million, $0.2 million and $0.7 million, respectively, primarily from the amortization of net above market ground lease intangibles.

        Estimated aggregate amortization of intangible assets and liabilities for each of the five succeeding fiscal years and thereafter follows (in thousands):

	Intangible Assets	Intangible Liabilities	Net Intangible Amortization
2009	$83,222	$32,186	$51,036
2010	69,501	27,673	41,828
2011	52,004	23,682	28,322
2012	46,357	22,792	23,565
2013	44,107	22,241	21,866
Thereafter	211,909	104,080	107,829

	$507,100	$232,654	$274,446

(10) Other Assets

        The Company's other assets consisted of the following (in thousands):

	December 31,
	2008	2007
Marketable debt securities	$228,660	$289,163
Marketable equity securities	3,845	13,933
Goodwill	51,746	51,746
Straight-line rent assets, net	112,038	76,188
Deferred debt issuance costs, net	23,512	16,787
Other	73,005	68,316

Total other assets	$492,806	$516,133

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The cost or amortized cost, estimated fair value and gross unrealized gains and losses on marketable securities follows (in thousands):

			Gross Unrealized
	Cost(1)	Fair Value	Gains	Losses
December 31, 2008:
Debt securities	$295,138	$228,660	$—	$(66,478)
Equity securities	4,181	3,845	—	(336)

Total investments	$299,319	$232,505	$—	$(66,814)

December 31, 2007:
Debt securities	$275,000	$289,163	$14,663	$(500)
Equity securities	13,874	13,933	300	(241)

Total investments	$288,874	$303,096	$14,963	$(741)

(1)
Represents the original cost basis of the marketable securities reduced by other-than-temporary impairments recorded through earnings, if any.

        Marketable securities with unrealized losses at December 31, 2008 are not considered to be other-than-temporarily impaired as the Company has the intent and ability to hold these investments for a period of time sufficient to allow for an anticipated recovery in fair value. The Company's marketable debt securities accrue interest ranging from 9.25% to 9.625%, and mature between November 2016 and May 2017.

        During the year ended December 31, 2008, the Company purchased $32 million of senior secured notes for $30 million that accrue interest at 9.625% and mature on November 15, 2016. During the year ended December 31, 2008 and 2007, the Company sold marketable debt securities for $11 million and $49 million, which resulted in gains of approximately $0.7 million and $3.9 million, respectively. During the years ended December 31, 2008, 2007 and 2006, the Company realized gains from the sale of various marketable equity securities totaling $0.2 million, $0.5 million and $2.0 million, respectively. During the years ended December 31, 2008 and 2007, the Company also recognized losses related to an other-than-temporary decline in the value of marketable equity securities of $8.1 million and $4.1 million, respectively. Gains and losses on marketable securities are included in interest and other income, net.

        On July 30, 2008, the Company received and recognized lease termination income of $18 million from a tenant in connection with the early termination of three leases in its life science segment. Upon termination of the leases, the Company recognized an impairment of $4 million related to intangible assets associated with these leases.

(11) Debt

  Bank Line of Credit and Bridge and Term Loans

        In connection with the completion of the SEUSA acquisition, on August 1, 2007, the Company terminated its former $1.0 billion line of credit facility and closed on a $2.75 billion bridge loan and a $1.5 billion revolving line of credit facility with a syndicate of banks. The Company incurred a charge of $6.2 million related to the write-off of unamortized loan fees associated with its previous line of credit facility in the year ended December 31, 2007.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The Company's revolving line of credit facility with a syndicate of banks provided for an aggregate borrowing capacity of $1.5 billion at December 31, 2008. This revolving line of credit facility accrues interest at a rate per annum equal to LIBOR plus a margin ranging from 0.325% to 1.00%, depending upon the Company's debt ratings. The Company pays a facility fee on the entire revolving commitment ranging from 0.10% to 0.25%, depending upon its debt ratings. Based on the Company's debt ratings at December 31, 2008, the margin on the revolving line of credit facility was 0.55% and the facility fee was 0.15%. The Company's revolving line of credit facility matures on August 1, 2011. At December 31, 2008, the Company had $150 million outstanding under this revolving line of credit facility with a weighted-average effective interest rate of 1.36%.

        At December 31, 2008, the outstanding balance of the Company's bridge loan was $320 million. The bridge loan had an initial maturity date of July 31, 2008 that has been extended to July 30, 2009 through the exercise of two extension options. This bridge loan accrues interest at a rate per annum equal to LIBOR plus a margin ranging from 0.425% to 1.25%, depending upon the Company's debt ratings (weighted-average effective interest rate of 2.19% at December 31, 2008). Based on the Company's debt ratings at December 31, 2008, the margin on the bridge loan facility was 0.70%.

        The Company's revolving line of credit facility and bridge loan contain certain financial restrictions and other customary requirements, including cross-default provisions to other indebtedness. A portion of these financial covenants become more restrictive through the period ending March 31, 2009. Among other things, these covenants, using terms defined in the agreement (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 65%, (iii) require a Fixed Charge Coverage ratio of 1.75 times, and (iv) require a formula-determined Minimum Consolidated Tangible Net Worth of $4.2 billion at December 31, 2008. At December 31, 2008, the Company was in compliance with each of these restrictions and requirements of the revolving line of credit facility and bridge loan.

        On October 24, 2008, the Company entered into a credit agreement with a syndicate of banks for a $200 million unsecured term loan, which matures on August 1, 2011. The term loan accrues interest at a rate per annum equal to LIBOR plus a margin ranging from 1.825% to 2.375%, depending upon the Company's debt ratings (weighted-average effective interest rate of 3.68% at December 31, 2008). Based on the Company's debt ratings on December 31, 2008, the margin on the term loan is 2.00%. The Company received net proceeds of $197 million, which were used to repay a portion of its outstanding indebtedness under the bridge loan facility. The term loan contains certain financial restrictions and other customary requirements, similar to those included in the revolving line of credit and bridge loan. At December 31, 2008, the Company was in compliance with each of these restrictions and requirements of the term loan.

  Senior Unsecured Notes

        At December 31, 2008, the Company had $3.5 billion in aggregate principal amount of senior unsecured notes outstanding. Interest rates on the notes ranged from 2.90% to 7.07% at December 31, 2008. The weighted-average effective interest rate on the senior unsecured notes at December 31, 2008 and 2007, was 6.25% and 6.18%, respectively. Discounts and premiums are amortized to interest expense over the term of the related debt.

        On January 22, 2007, the Company issued $500 million in aggregate principal amount of 6.00% senior unsecured notes due in 2017. The notes were priced at 99.323% of the principal amount for an effective yield of 6.09%. The Company received net proceeds of approximately $493 million,

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

which were used to repay its former term loan facility and reduce outstanding borrowings under its revolving line of credit facility.

        On October 15, 2007, the Company issued $600 million in aggregate principal amount of 6.70% senior unsecured notes due in 2018. The notes were priced at 99.793% of the principal amount for an effective yield of 6.73%. The Company received net proceeds of approximately $595 million, which were used to repay outstanding borrowings under the Company's bridge loan.

        In September 2008, the Company repaid $300 million of maturing senior unsecured notes which accrued interest based on the three-month LIBOR plus 0.45%. The notes were repaid with funds available under the Company's revolving line of credit facility.

        The following is a summary of senior unsecured notes outstanding at December 31, 2008 (dollars in thousands):

Year Issued	Maturity	Principal Amount	Contractual Interest Rate
1995	2010	$6,421	6.62%
2005	2010	200,000	4.88
2006	2011	300,000	5.95
2002	2012	250,000	6.45
2006	2013	550,000	5.63-5.65
2004	2014	87,000	2.90-6.00
2003	2015	200,000	6.00
1998	2015	200,000	7.07
2006	2016	400,000	6.30
2005	2017	250,000	5.63
2007	2017	500,000	6.00
2007	2018	600,000	6.70

		3,543,421
Net discounts		(19,908)

		$3,523,513

        The senior unsecured notes contain certain covenants including limitations on debt, cross-acceleration provisions and other customary terms. As of December 31, 2008, the Company was in compliance with these covenants.

  Mortgage Debt

        At December 31, 2008, the Company had $1.6 billion in mortgage debt secured by 198 healthcare facilities with a carrying amount of $2.8 billion. Interest rates on the mortgage notes ranged from 1.03% to 8.63% with a weighted-average effective interest rate of 6.10% at December 31, 2008.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following is a summary of mortgage debt outstanding by maturity date at December 31, 2008 (dollars in thousands):

Maturity	Amount	Weighted Average Interest Rate
2009	$133,217	6.12%
2010	282,028	5.24
2011	121,813	5.44
2012	42,076	5.81
2013	230,029	6.05
2014	209,684	5.89
2015	294,975	5.71
2016	251,751	6.52
2019	4,831	5.20
Thereafter	66,307	5.73

	1,636,711
Net premiums	5,023

	$1,641,734

        In April 2007, in anticipation of the formation of HCP Ventures IV, $122 million of 10-year term mortgage notes were placed with an interest rate of 5.53%. The proceeds from the placement of these notes were used to repay borrowings under the Company's previous $1.0 billion revolving line of credit facility and for other general corporate purposes.

        In May 2008, the Company placed $259 million of seven-year mortgage financing on 21 of its senior housing assets through Federal National Mortgage Association ("Fannie Mae"). The assets are cross-collateralized and the debt has a fixed interest rate of 5.83%. The Company received net proceeds aggregating $254 million, which were used to repay outstanding indebtedness under the revolving line of credit facility and bridge loan.

        In September 2008, the Company placed mortgage financing on its senior housing assets through Fannie Mae aggregating $319 million, which was comprised of $140 million of five-year mortgage financing on four assets and $179 million of eight-year financing on 12 assets. The assets are cross-collateralized and the debt has a weighted-average fixed interest rate of 6.39%. The Company received net proceeds aggregating $312 million, which were used to repay its outstanding indebtedness under the revolving line of credit facility.

        On December 19, 2008, the Company recognized a gain of $2.4 million related to the negotiated early repayment of $120 million of mortgage debt, at a discount, with an original maturity of January 27, 2009. The mortgage debt was repaid with funds available under our revolving line of credit facility.

        Mortgage debt generally requires monthly principal and interest payments, is collateralized by certain properties and is generally non-recourse. Mortgage debt typically restricts transfer of the encumbered properties, prohibits additional liens, restricts prepayment, requires payment of real estate taxes, requires maintenance of the properties in good condition, requires maintenance of insurance on the properties and includes requirements to obtain lender consent to enter into and terminate material leases. Some of the mortgage debt is also cross-collateralized by multiple properties and may require

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

tenants or operators to maintain compliance with the applicable leases or operating agreements of such properties.

  Other Debt

        At December 31, 2008, the Company had $102.2 million of non-interest bearing Life Care Bonds at two of its CCRCs and non-interest bearing occupancy fee deposits at another of its senior housing facilities, all of which were payable to certain residents of the facilities (collectively "Life Care Bonds"). At December 31, 2008, $42.4 million of the Life Care Bonds were refundable to the residents upon the resident moving out or to their estate upon death, and $59.8 million of the Life Care Bonds were refundable after the unit is successfully remarketed to a new resident.

  Debt Maturities

        The following table summarizes our stated debt maturities and scheduled principal repayments, excluding debt premiums and discounts, at December 31, 2008 (in thousands):

Year	Bank Line of Credit(1)	Bridge and Term Loans	Senior Unsecured Notes	Mortgage Debt	Other Debt(2)	Total
2009	$—	$320,000	$—	$155,347	$102,209	$577,556
2010	—	—	206,421	298,499	—	504,920
2011	150,000	200,000	300,000	137,570	—	787,570
2012	—	—	250,000	60,919	—	310,919
2013	—	—	550,000	233,068	—	783,068
Thereafter	—	—	2,237,000	751,308	—	2,988,308

	$150,000	$520,000	$3,543,421	$1,636,711	$102,209	$5,952,341

(1)
Funds from the Company's bank line of credit were drawn to repay $120 million of mortgage debt with an original maturity of January 27, 2009.

(2)
Other debt represents non-interest bearing Life Care Bonds and occupancy fee deposits at three of the Company's senior housing facilities, which are payable on-demand, under certain conditions.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Fair Value Measurements

        The following tables illustrate the Company's fair value measurements of its financial assets and liabilities measured at fair value in the Company's consolidated financial statements. The second table includes the associated unrealized and realized gains and losses, as well as purchases, sales, issuances, settlements (net) or transfers for financial instruments classified as Level 3 instruments within the fair value hierarchy. Realized gains and losses are recorded in interest and other income, net on the Company's consolidated statements of income.

        The following is a summary of fair value measurements at December 31, 2008 (in thousands):

Financial Instrument	Fair Value	Level 1	Level 2	Level 3
Marketable equity securities	$3,845	$3,845	$—	$—
Marketable debt securities	228,660	216,060	12,600	—
Interest rate swaps(1)	(2,324)	—	(2,324)	—
Warrants(1)	1,460	—	—	1,460

	$231,641	$219,905	$10,276	$1,460

(1)
Interest rate swaps and common stock warrants are valued using observable and unobservable market assumptions, as well as standardized derivative pricing models.

        The following is a reconciliation of fair value measurements classified as Level 3 at December 31, 2008 (in thousands):

Warrants
December 31, 2007	$2,560
Total gains (losses) (realized and unrealized):
Included in earnings	(1,100)
Included in other comprehensive income	—
Purchases, issuances, and settlements	—
Transfers in and/or out of Level 3	—

December 31, 2008	$1,460

(13) Disclosures About Fair Value of Financial Instruments

        The carrying amounts of cash and cash equivalents, restricted cash, receivables, payables, and accrued liabilities are reasonable estimates of fair value because of the short maturities of these instruments. Fair values for loans receivable, bank line of credit, bridge and term loans, mortgage debt and other debt are estimates based on rates currently prevailing for similar instruments of similar maturities. The fair values of the interest rate swaps and warrants were determined based on observable market assumptions and standardized derivative pricing models. The fair values of the

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

senior unsecured notes, marketable equity and debt securities were determined based on market quotes.

	December 31,
	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Loans receivable	$1,076,392	981,128	$1,065,485	$1,068,897
Marketable debt securities	228,660	228,660	289,163	289,163
Marketable equity securities	3,845	3,845	13,933	13,933
Warrants	1,460	1,460	2,560	2,560
Bank line of credit	150,000	150,000	951,700	951,700
Bridge and term loans	520,000	520,000	1,350,000	1,350,000
Senior unsecured notes and mortgage debt	5,165,247	3,922,544	5,100,711	4,982,421
Other debt	102,209	102,209	108,496	108,496
Interest rate swaps-assets	—	—	2,022	2,022
Interest rate swaps-liabilities	2,324	2,324	12,519	12,519

(14) Commitments and Contingencies

  Legal Proceedings

        From time to time, the Company is a party to legal proceedings, lawsuits and other claims that arise in the ordinary course of the Company's business. Regardless of their merits, these matters may force the Company to expend significant financial resources. Except as described in this Note 14, the Company is not aware of any other legal proceedings or claims that it believes may have, individually or taken together, a material adverse effect on the Company's business, prospects, financial condition or results of operations. The Company's policy is to accrue legal expenses as they are incurred.

        On May 3, 2007, Ventas, Inc. filed a complaint against the Company in the United States District Court for the Western District of Kentucky asserting claims of tortious interference with contract and tortious interference with prospective business advantage. The complaint alleges, among other things, that the Company interfered with Ventas' purchase agreement with Sunrise Senior Living Real Estate Investment Trust ("Sunrise REIT"); that the Company interfered with Ventas' prospective business advantage in connection with the Sunrise REIT transaction; and that the Company's actions caused Ventas to suffer damages. As set forth in a statement filed by Ventas on January 20, 2009, Ventas claims damages of $122 million representing the difference between the price it initially agreed to pay for Sunrise REIT and the price it ultimately paid, additional claimed damages of $188 million for alleged financing and other costs and punitive damages.

        The Company believes that Ventas' claims are without merit and intends both to vigorously defend against Ventas' lawsuit and to aggressively pursue its counterclaims against Ventas as successor to Sunrise REIT. As set forth in a statement filed by the Company on January 20, 2009, the Company seeks recovery of damages in excess of $300 million against Ventas. The Company's counterclaims allege, among other things, that Sunrise REIT (i) fraudulently or negligently induced the Company to participate in a rigged, flawed and unfair auction process, (ii) fraudulently or negligently induced the Company to enter into a confidentiality and standstill agreement that was materially different from the agreement entered into with Ventas, (iii) provided unfair assistance to Ventas, and (iv) changed the rules of the auction at the last minute and such change prevented the Company from bidding. The

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

counterclaims further allege that at all times Sunrise REIT knew that the Company was the highest bidder and presumptive winner of the auction. Absent such misconduct by Sunrise REIT, the Company alleges that it would have succeeded in acquiring Sunrise REIT. The amended counterclaims allege that Ventas, in acquiring Sunrise REIT, assumed the liability of Sunrise REIT to the Company. On December 23, 2008, Ventas filed a motion for judgment on the pleadings seeking dismissal of the Company's counterclaims, and the Company has responded to Ventas' motion. The District Court has not rendered a decision on Ventas' motion.

        The Court has set a trial date of August 18, 2009. The Company intends to pursue its claims vigorously; however, there can be no assurances that it will prevail on any of the claims or the amount of any recovery that may be awarded. The Company expects that defending its interests and pursuing its own claims in the foregoing matters will require it to expend significant funds. The Company is unable to estimate the ultimate aggregate amount of monetary gain, loss or financial impact with respect to these matters as of December 31, 2008.

        On June 30, 2008, the Company, Health Care Property Partners ("HCPP"), a joint venture between the Company and an affiliate of Tenet Healthcare Corporation ("Tenet"), and Tenet executed a definitive settlement agreement relating to complaints filed by certain Tenet subsidiaries against the Company in the Superior Court of the State of California for the County of Los Angeles in May, 2007, arbitration proceedings initiated by the Tenet subsidiaries during September, 2007, and counterclaims by the Company and HCPP, respectively, in such actions. The complaints and proceedings relate to disputes arising out of default notices and lease terminations sent out by the Company and HCPP to Tenet and certain Tenet subsidiaries on or about April, 2007. On September 19, 2008, the parties closed the transactions contemplated by the settlement agreement, effecting, among other things: (i) the sale of a hospital in Tarzana, California, by the Company to a Tenet affiliate, (ii) the extension of the terms of three other hospitals leased by the Company to affiliates of Tenet, (iii) and the acquisition by the Company of Tenet's 23% interest in HCPP. The Company recognized $28.6 million of income from this settlement of the above disputes, which was included in interest and other income, net and a gain on sale of real estate for the sale of the hospital in Tarzana, California, of $18.0 million.

        The fair value of consideration exchanged and related income recognized as a result of the Company's settlement with Tenet follows (in thousands):

Consideration received
Cash proceeds for hospital in Tarzana, California and other settlement	$105,760
Fair value of Tenet's 23% interest in HCPP	29,137

Total consideration received	$134,897

Consideration given
Fair value of hospital in Tarzana, California	$88,900
Cash paid for Tenet's interest in HCPP	17,379

Total consideration given	$106,279

Settlement income	$28,618

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The gain on the sale of the Company's hospital in Tarzana, California to Tenet consisted of the following (in thousands):

Fair value of hospital, net of costs	$88,609
Carrying value of hospital sold	(70,590)

Gain on sale of real estate	$18,019

  Development Commitments

        As of December 31, 2008, the Company was committed under the terms of contracts to complete the construction of properties undergoing development at a remaining aggregate cost of approximately $36.5 million.

  Concentration of Credit Risk

        Concentrations of credit risks arise when a number of operators, tenants or obligors related to the Company's investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. The Company regularly monitors various segments of its portfolio to assess potential concentrations of risks. Management believes the current portfolio is reasonably diversified across healthcare related real estate and does not contain any other significant concentration of credit risks, except as disclosed herein. The Company does not have significant foreign operations.

        On December 21, 2007, the Company made an investment in mezzanine loans to HCR ManorCare with an aggregate face value of $1.0 billion, for approximately $900 million. At December 31, 2008, these loans represented approximately 77% of the Company's skilled nursing segment assets and 7% of its total segment assets.

        At December 31, 2008, the Company had 81 of its senior housing facilities leased to nine tenants that have been identified as VIEs ("VIE Tenants"). These VIE Tenants are thinly capitalized entities that rely on the cash flow generated from the senior housing facilities to pay operating expenses, including rent obligations under their leases. The 81 senior housing facilities leased to the VIE Tenants are operated by Sunrise Senior Living Management, Inc., a wholly-owned subsidiary of Sunrise Senior Living, Inc. ("Sunrise"). Sunrise is publicly traded and is subject to the informational filing requirements of the Securities and Exchange Act of 1934, as amended, and is required to file periodic reports on Form 10-K and Form 10-Q with the SEC.

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

        At December 31, 2008 and 2007, the Company's gross real estate assets in the state of California, excluding assets held for sale, represented approximately 32% and 31% of the Company's total segment assets, respectively.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  DownREIT Partnerships

        In connection with the formation of certain DownREIT partnerships, many partners contribute appreciated real estate to the partnership in exchange for DownREIT units. These contributions are generally tax-deferred, so that the pre-contribution gain related to the property is not taxed to the partner. However, if the contributed property is later sold by the partnership, the unamortized pre-contribution gain that exists at the date of sale is specially allocated and taxed to the contributing partners. In many of the DownREITs, the Company has entered into indemnification agreements with those partners who contributed appreciated property into the partnership. Under these indemnification agreements, if any of the appreciated real estate contributed by the partners is sold by the partnership in a taxable transaction within a specified number of years after the property was contributed, HCP will reimburse the affected partners for the federal and state income taxes associated with the pre-contribution gain that is specially allocated to the affected partner under the Code ("make-whole payments"). These make-whole payments include a tax gross-up provision.

  Master Trust Liabilities

        Certain residents of two of the Company's senior housing facilities have entered into a master trust agreement with the operator of the facilities whereby amounts paid upfront by such residents were deposited into a trust account. These funds were then made available to the senior housing operator in the form of a non-interest bearing loan to provide permanent financing for the related communities. The operator of the senior housing facility is the borrower under these arrangements; however, two of the Company's properties are collateral under the master trust agreements. As of December 31, 2008, the remaining obligation under the master trust agreements for these two properties is $13.1 million. The Company's property is released as collateral as the master trust liabilities are extinguished.

  Earn-out Obligations

        Pursuant to the terms of certain acquisition-related agreements, the Company may be obligated to make additional payments ("Earn-outs") upon the achievement of certain criteria. If it is probable at the time of acquisition that the related properties Earn-out criteria will be achieved, the Earn-out payments are accrued. Otherwise, the additional purchase consideration is recognized when the performance criteria are met. At December 31, 2008 and 2007, the Company had Earn-out obligations of $2.1 million and $6.5 million, respectively.

  Credit Enhancement Guarantee

        Certain of the Company's senior housing facilities are collateral for $136 million of debt (maturing May 1, 2025) that is owed by a previous owner of the facilities. This indebtedness is guaranteed by the previous owner who has an investment grade credit rating. These senior housing facilities, which are classified as DFLs, were acquired in the Company's merger with CRP. As of December 31, 2008, the facilities have a carrying value of $352 million.

  Environmental Costs

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

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  General Uninsured Losses

        The Company obtains various types of insurance to mitigate the impact of property, business interruption, liability, flood, windstorm, earthquake, environmental and terrorism related losses. The Company attempts to obtain appropriate policy terms, conditions, limits and deductibles considering the relative risk of loss, the cost of such coverage and current industry practice. There are, however, certain types of extraordinary losses, such as those due to acts of war or other events that may be either uninsurable or not economically insurable. In addition, the Company has a large number of properties that are exposed to earthquake, flood and windstorm and the insurance for such losses carries high deductibles. Should a significant uninsured loss occur at a property, the Company's assets may become impaired for a period of time.

  Tenant Purchase Options

        Leases with certain tenants contain purchase options whereby the tenant may elect to acquire the underlying real estate. Annualized lease payments to be received from leases, including DFLs, subject to purchase options, in the year that these purchase options are exercisable, are summarized as follows (dollars in thousands):

Year	Annualized Base Rent	Number of Properties
2009	$14,450	7
2010	6,321	2
2012	15,753	2
2013	53,628	22
Thereafter	235,215	68

	$325,367	101

  Rental Expense

        The Company's rental expense attributable to continuing operations for the years ended December 31, 2008, 2007 and 2006 was approximately $4.9 million, $5.2 million and $4.2 million, respectively. These rental expense amounts include ground rent and other leases. Ground leases generally require fixed annual rent payments and may also include escalation clauses and renewal options. These leases have terms that expire during the next 95 years, excluding extension options. Future minimum lease obligations under non-cancelable ground leases as of December 31, 2008 were as follows (in thousands):

Year	Amount
2009	$3,638
2010	3,390
2011	3,419
2012	3,470
2013	3,526
Thereafter	159,538

$176,981

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) Stockholders' Equity

  Preferred Stock

        The following summarizes cumulative redeemable preferred stock outstanding at December 31, 2008:

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

        Dividends on preferred stock are characterized as ordinary income, capital gains, or a combination thereof for federal income tax purposes and are summarized in the following annual distribution table:

		Annual Dividends Per Share (unaudited)
		Capital Gain Distribution			Ordinary Income
	Dividend Rate
Series		2008	2007	2006	2008	2007	2006
Series E	7.250%	$0.9981	$1.1444	$0.5838	$0.8144	$0.6681	$1.2287
Series F	7.100	0.9775	1.1208	0.5717	0.7975	0.6542	1.2033

        On February 2, 2009, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.45313 per share on its Series E cumulative redeemable preferred stock and $0.44375 per share on its Series F cumulative redeemable preferred stock. These dividends will be paid on March 31, 2009 to stockholders of record as of the close of business on March 13, 2009.

  Common Stock

        Dividends on the Company's common stock are characterized for federal income tax purposes as taxable ordinary income, capital gain distributions, nontaxable distributions or a combination thereof. Following is the characterization of the Company's annual common stock dividends per share:

	Year Ended December 31,
	2008	2007	2006
	(unaudited)
Taxable ordinary income	$0.8178	$0.6561	$1.1124
Capital gain distribution	1.0022	1.1239	0.5285
Nontaxable distribution	—	—	0.0591

	$1.8200	$1.7800	$1.7000

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Following is the characterization of distributions received by CRP stockholders prior to the merger on October 5, 2006:

January 1, 2006 to October 5, 2006
Taxable ordinary income	—%
Capital gain distribution (unrecaptured IRC Section 1250 gain income)	100
Return of capital	—

Nontaxable distribution	100%

        During 2008 and 2007, the Company issued 438,000 and 1.6 million shares of common stock, respectively, under its Dividend Reinvestment and Stock Purchase Plan ("DRIP"). The Company issued 648,000 and 410,000 shares upon exercise of stock options during December 31, 2008 and 2007, respectively.

        During 2008 and 2007, the Company issued 157,000 and 282,000 shares of restricted stock, respectively, under the Company's 2000 Stock Incentive Plan, as amended, and the Company's 2006 Performance Incentive Plan. The Company also issued 142,000 and 121,000 shares upon the vesting of performance restricted stock units during December 31, 2008 and 2007, respectively.

        During 2008 and 2007, the Company issued 3.7 million and 157,000 shares of our common stock upon the conversion of 2.8 million and 113,000 DownREIT units, respectively.

        On January 19, 2007, the Company issued 6.8 million shares of its common stock and received net proceeds of approximately $261.1 million, which were used to repay outstanding borrowings under the Company's former term loan facility and previous $1.0 billion revolving line of credit facility.

        On October 5, 2007, the Company issued 9 million shares of common stock and received net proceeds of approximately $302.6 million, which were used to repay borrowings under the Company's bridge loan facility.

        In connection with HCP's addition to the S&P 500 Index on March 28, 2008, the Company issued 12.5 million shares of its common stock on April 2, 2008. In a separate transaction, the Company issued 4.5 million shares to a REIT-dedicated institutional investor on April 2, 2008. The net proceeds received from these two offerings in the aggregate were approximately $560 million, which were used to repay a portion of the outstanding indebtedness under the Company's revolving line of credit facility.

        On August 11, 2008, the Company issued 14.95 million shares of common stock and received net proceeds of approximately $481 million, which were used to repay a portion of the outstanding indebtedness under the Company's bridge loan.

        On February 2, 2009, the Company announced that its Board declared a quarterly cash dividend of $0.46 per share. The common stock cash dividend was paid on February 23, 2009 to stockholders of record as of the close of business on February 9, 2009.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Accumulated Other Comprehensive Loss ("AOCI")

	December 31,
	2008	2007
	(in thousands)
AOCI—unrealized gains (losses) on available-for-sale securities, net	$(66,814)	$14,222
AOCI—unrealized losses on cash flow hedges, net	(11,729)	(14,243)
Supplemental Executive Retirement Plan minimum liability	(1,821)	(2,113)
Cumulative foreign currency translation adjustment	(798)	32

Total Accumulated Other Comprehensive Loss	$(81,162)	$(2,102)

(16) Segment Disclosures

        The Company evaluates its business and makes resource allocations based on its five business segments: (i) senior housing, (ii) life science, (iii) medical office, (iv) hospital, and (v) skilled nursing. Under the senior housing, life science, hospital and skilled nursing segments, the Company invests primarily in single operator or tenant properties through acquisition and development of real estate and provides financing to operators in these sectors. Under the medical office segment, the Company invests through acquisition and development of medical office buildings that are primarily leased under gross or modified gross leases, generally to multiple tenants, and which generally require a greater level of property management. The acquisition of SEUSA on August 1, 2007 resulted in a change to the Company's reportable segments. Prior to the SEUSA acquisition, the Company operated through two reportable segments—triple-net leased and medical office buildings. The senior housing, life science, hospital and skilled nursing segments were previously aggregated under the Company's triple-net leased segment. SEUSA's results are included in the Company's consolidated financial statements from the date of the Company's acquisition on August 1, 2007. The accounting policies of the segments are the same as those described under Summary of Significant Accounting Policies (see Note 2). There were no intersegment sales or transfers during the year ended December 31, 2008 and 2007. The Company evaluates performance based upon property net operating income from continuing operations ("NOI") of the combined properties in each segment.

        Non-segment assets consist primarily of real estate held for sale and corporate assets including cash, restricted cash, accounts receivable, net and deferred financing costs. Interest expense, depreciation and amortization and non-property specific revenues and expenses are not allocated to individual segments in determining the Company's performance measure. See Note 14 for other information regarding concentrations of credit risk.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Summary information for the reportable segments follows (in thousands):

        For the year ended December 31, 2008:

Segments	Rental and Related Revenues	Tenant Recoveries	Income From DFLs	Investment Management Fees	Total Revenues	NOI(1)	Interest and Other Income, net
Senior housing	$289,876	$—	$58,149	$3,273	$351,298	$337,533	$1,184
Life science	208,415	33,914	—	5	242,334	198,788	—
Medical office	261,732	47,015	—	2,645	311,392	173,442	—
Hospital	82,894	1,918	—	—	84,812	81,518	44,515
Skilled nursing	35,982	—	—	—	35,982	35,982	85,858

Total segments	878,899	82,847	58,149	5,923	1,025,818	827,263	131,557
Non-segment	—	—	—	—	—	—	25,195

Total	$878,899	$82,847	$58,149	$5,923	$1,025,818	$827,263	$156,752

        For the year ended December 31, 2007:

Segments	Rental and Related Revenues	Tenant Recoveries	Income From DFLs	Investment Management Fees	Total Revenues	NOI(1)	Interest and Other Income, net
Senior housing	$293,331	$—	$63,852	$8,579	$365,762	$346,225	$1,462
Life science	79,660	19,311	—	—	98,971	72,751	—
Medical office	275,951	44,451	—	5,002	325,404	184,231	—
Hospital	80,960	1,092	—	—	82,052	80,145	45,486
Skilled nursing	35,172	—	—	—	35,172	35,172	4,899

Total segments	765,074	64,854	63,852	13,581	907,361	718,524	51,847
Non-segment	—	—	—	—	—	—	23,733

Total	$765,074	$64,854	$63,852	$13,581	$907,361	$718,524	$75,580

        For the year ended December 31, 2006:

Segments	Rental and Related Revenues	Tenant Recoveries	Income From DFLs	Investment Management Fees	Total Revenues	NOI(1)	Interest and Other Income, net
Senior housing	$162,988	$—	$15,008	$—	$177,996	$169,024	$2,748
Life science	14,919	3,935	—	—	18,854	13,885	—
Medical office	155,801	25,172	—	3,895	184,868	115,661	—
Hospital	49,540	34	—	—	49,574	49,574	13,808
Skilled nursing	32,955	—	—	—	32,955	32,955	2,926

Total segments	416,203	29,141	15,008	3,895	464,247	381,099	19,482
Non-segment	—	—	—	—	—	—	15,242

Total	$416,203	$29,141	$15,008	$3,895	$464,247	$381,099	$34,724

(1)
Net Operating Income from Continuing Operations ("NOI") is a non-GAAP supplemental financial measure used to evaluate the operating performance of real estate. The Company defines NOI as rental revenues, including tenant recoveries and income from direct financing leases, less property-level operating expenses. NOI excludes investment management fee income, depreciation and amortization, general and administrative expenses, impairments, gain on sale of

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  real estate interest, interest and other income, net, interest expense, income taxes, equity income from unconsolidated joint ventures, minority interests' share in earnings and discontinued operations. The Company believes NOI provides investors relevant and useful information because it measures the operating performance of the Company's real estate at the property level on an unleveraged basis. The Company uses NOI to make decisions about resource allocations and assess property-level performance. The Company believes that net income is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income as defined by GAAP since it does not reflect the aforementioned excluded items. Further, the Company's definition of NOI may not be comparable to the definition used by other real estate investment trusts, as those companies may use different methodologies for calculating NOI.

        The following is a reconciliation from NOI to reported net income, the most direct comparable financial measure calculated and presented in accordance with GAAP (in thousands):

	Years ended December 31,
	2008	2007	2006
Net operating income from continuing operations	$827,263	$718,524	$381,099
Investment management fee income	5,923	13,581	3,895
Depreciation and amortization	(314,632)	(258,947)	(118,393)
General and administrative	(75,686)	(68,401)	(46,882)
Impairments	(24,660)	—	(3,577)
Gain on sale of real estate interest	—	10,141	—
Interest and other income, net	156,752	75,580	34,724
Interest expense	(348,402)	(355,479)	(211,494)
Income taxes	(4,292)	(1,460)	(245)
Equity income from unconsolidated joint ventures	3,326	5,645	8,331
Minority interests' share in earnings	(21,263)	(23,536)	(14,015)
Total discontinued operations	244,166	473,367	384,104

Net income	$448,495	$589,015	$417,547

        The Company's total assets by segment were:

	December 31,
Segments	2008	2007
Senior housing	$4,444,255	$4,429,100
Life science	3,545,913	3,461,101
Medical office	2,286,051	2,252,805
Hospital	1,038,274	1,103,042
Skilled nursing	1,191,091	1,163,157

Gross segment assets	12,505,584	12,409,205
Accumulated depreciation and amortization	(941,857)	(674,459)

Net segment assets	11,563,727	11,734,746
Real estate held for sale, net	15,423	425,137
Non-segment assets	270,676	361,889

Total assets	$11,849,826	$12,521,772

        Segment assets include an allocation of the carrying value of goodwill. At December 31, 2008, goodwill is allocated as follows: (i) senior housing—$30.5 million, (ii) life science—$1.4 million, (iii) medical office—$11.4 million, (iv) hospital—$5.1 million, and (v) skilled nursing—$3.3 million. In

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

accordance with SFAS No. 142, the Company completed the required annual impairment test during the three months ended December 31, 2008. No impairment was recognized based on the results of the annual goodwill impairment test.

(17) Derivative Financial Instruments

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

        Credit risk is the risk that one of the parties to a derivative contract fails to perform or meet their financial obligation. The Company does not obtain collateral associated with its derivative instruments, but monitors the credit standing of its counterparties, primarily global institutional banks, on a regular basis. Should a counterparty fail to perform, the Company would incur a financial loss to the extent that the associated derivative contract was in an asset position. At December 31, 2008, the Company does not anticipate non-performance by counterparties to its outstanding derivative contracts.

        In July 2005, the Company entered into three interest rate swap contracts that are designated as hedging the variability of expected cash flows related to floating rate debt assumed in connection with the acquisition of a real estate portfolio. The cash flow hedges have a notional amount of $45.6 million and mature in July 2020. The aggregate fair value of the derivative contracts is a $2.3 million liability and is included in accounts payable and accrued liabilities. At December 31, 2008, no amounts of ineffectiveness for the derivative contracts were recorded.

        In August 2006, the Company entered into two treasury lock contracts that were designated as hedging the variability in forecasted interest payments, attributable to changes in the U.S. Treasury rate, on the forecasted issuance of long-term, fixed rate debt between September 1 and October 31, 2006. The cash flow hedges had a notional amount of $560.5 million and were settled with the counterparty on September 16, 2006, which was the date that the forecasted debt was issued. The cash settlement value of these contracts at September 16, 2006, was $4.4 million. The unamortized amount of these contracts at December 31, 2008, is $3.2 million and is included in accumulated other comprehensive income (loss). The Company determined that these treasury lock agreements were highly effective in offsetting the variability in the forecasted interest payments. Amounts reported in accumulated other comprehensive income (loss) related to these hedges will be recognized as additional interest expense on the Company's hedged fixed-rate debt, maturing 2011 and 2016. For the year ended December 31, 2008, the Company recognized increased interest expense of $0.5 million and expects to recognize an additional $0.5 million attributable to these contracts during 2009.

        During October and November 2007, the Company entered into two forward-starting interest rate swap contracts with notional amounts aggregating $900 million. The interest rate swap contracts are designated in qualifying, cash flow hedging relationships, to hedge the Company's exposure to fluctuations in the benchmark interest rate component of interest payments on forecasted, unsecured, fixed-rate debt expected to be issued during the current fiscal year. As of September 30, 2008, the Company terminated these hedges per the cash settlement provisions of the derivative contracts. The termination of the $500 million notional contract resulted in a payment of $14.8 million and the

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

termination of the $400 million notional contract resulted in a cash receipt of $5.2 million. Upon settlement of these derivative contracts and at December 31, 2008, the Company revised its best estimate of the hedged forecasted transactions, and as a result an ineffectiveness charge of $3.5 million was recognized in interest and other income, net during the year ended December 31, 2008. At December 31, 2008, the Company expects that the hedged forecasted transactions remain probable of occurring. During the year ended December 31, 2007, there was no ineffective portion related to these hedges.

        The following table summarizes the Company's outstanding interest rate swap contracts as of December 31, 2008 (dollars in thousands):

Date Entered	Effective Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount	Fair Value
July 13, 2005	July 19, 2005	July 15, 2020	3.820%	BMA Swap Index	$45,600	$(2,324)

  Other Financial Derivative Instruments

        As part of the Company's acquisition of SEUSA in August 2007, the Company received two warrants to purchase common stock in publicly traded corporations that expire in 2013 and 2015. At December 31, 2008 and 2007, these derivative instruments had an aggregate fair value of $1.5 million and $2.6 million, respectively, and are included in other assets. During the year ended December 31, 2008 and 2007, the Company recognized expense of $1.1 million and income of $1.8 million, respectively, in interest and other income, net due to changes in the fair value of the warrants.

(18) Income Taxes

        During the years ended December 31, 2008 and 2007, the Company's income tax expense was $3.8 million and $3.5 million, respectively. During the years ended December 31, 2008 and 2007, the Company's income tax expense from continuing operations was $4.3 million and $1.5 million, respectively. The Company's federal and state income tax expense in 2006 was insignificant. State taxes comprised $1.3 million, or 34%, of total income tax expense in 2008, and $1.7 million, or 49%, of total income tax expense in 2007. The Company's deferred income tax expense and its ending balance in deferred tax assets and liabilities were insignificant in the years ended December 31, 2008, 2007 and 2006.

        At December 31, 2008 and 2007, the tax basis of the Company's net assets is less than the reported amounts by $2.3 billion and $2.4 billion, respectively. The difference between the reported amounts and the tax basis is primarily related to the Company's acquisitions of SEUSA.

        The Company files numerous U.S. federal, state and local income and franchise tax returns. With few exceptions, the Company is no longer subject to U.S. federal, state or local tax examinations by taxing authorities for years prior to 2004.

  CRC Merger

        On October 5, 2006, the Company merged with CRC, a corporation subject to federal and state income taxes. For federal income tax purposes, the CRC merger was treated as a tax-free transaction resulting in a carry-over tax basis in its assets. At December 31, 2008 and 2007, the Company's net tax basis in the CRC assets is less than reported amounts by $70.1 million and $68.4 million, respectively.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  SEUSA Acquisition

        On August 1, 2007, HCP Life Science REIT, a wholly-owned subsidiary, acquired the stock of SEUSA, causing SEUSA to become a qualified REIT subsidiary. As a result of the acquisition, HCP Life Science REIT succeeded to SEUSA's tax attributes, including SEUSA's tax basis in its net assets. Prior to the acquisition, SEUSA was a corporation subject to federal and state income taxes. HCP Life Science REIT will be subject to a corporate-level tax on any taxable disposition of SEUSA's pre-acquisition assets that occurred within ten years after the August 1, 2007 acquisition. The corporate-level tax would be assessed only to the extent of the built-in gain that existed on the date of acquisition, based on the fair market value of the asset on August 1, 2007. The Company does not expect to dispose of any asset included in the SEUSA acquisition, if such a disposition would result in the imposition of a material tax liability. As a result, the Company has not recorded a deferred tax liability associated with this corporate-level tax. Gains from asset dispositions occurring more than 10 years after the acquisition will not be subject to this corporate-level tax. However, the Company may dispose of SEUSA assets before the 10-year period if it is able to affect a tax deferred exchange. At December 31, 2008 and 2007, the tax basis of the Company's net assets included in the SEUSA acquisition is less than the reported amounts by $1.8 billion.

        In connection with the SEUSA acquisition, the Company assumed SEUSA's unrecognized tax benefits of $8.0 million. In addition, during 2008 the Company recognized other increases to unrecognized tax benefits of $0.9 million. A reconciliation of the Company's beginning and ending unrecognized tax benefits follows (in thousands):

Amount
Balance at January 1, 2007	$—
Additions based on prior years' tax positions	7,975
Additions based on 2007 tax positions	—

Balance at January 1, 2007	7,975
Additions based on prior years' tax positions	587
Additions based on 2008 tax positions	294

Balance at December 31, 2008	$8,856

        The Company anticipates that the balance in unrecognized tax benefits will decrease by $0.9 million in 2009 related to a request the Company expects to file with federal and state taxing authorities to pay the unrecognized taxes. During the years ended December 31, 2008 and 2007, the Company recorded interest expense associated with the unrecognized tax benefits assumed in connection with the SEUSA acquisition of $0.7 million and $0.4 million, respectively. Interest expense associated with all other unrecognized tax benefits is not significant.

        The Company has an agreement with the seller of SEUSA where any increases in taxes and associated interest and penalties related to years prior to the SEUSA acquisition will be the responsibility of the seller. Similarly, any pre-acquisition tax refunds and associated interest income will be refunded to the seller.

        There would be no effect on the Company's tax rate if the unrecognized tax benefits were to be recognized.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Taxable Income Reconciliation

        The following is a reconciliation of net income available to common stockholders to taxable income available to common stockholders (in thousands):

	Year Ended December 31,
	2008	2007	2006
	(unaudited)
Net income available to common stockholders	$427,365	$567,885	$396,417
Book to tax differences:
Net gains on dispositions of real estate	73,887	(63,165)	(173,920)
Straight-line rent	(40,821)	(42,796)	(10,939)
Depreciation and amortization	89,492	(22,433)	(12,179)
Capitalized interest	(25,345)	(7,358)	(302)
Prepaid rent and other deferred income	17,250	11,532	1,659
Income from joint ventures	5,572	8,204	85
Income (loss) from taxable REIT subsidiaries	2,271	(6,085)	588
Impairments	26,674	—	—
Interest income	(10,746)	(4,705)	—
Other book/tax differences, net	43	(4,366)	6,803

Taxable income available to common stockholders	$565,642	$436,713	$208,212

(19) Future Minimum Rents

        Future minimum lease payments to be received, excluding operating expense reimbursements, from tenants under non-cancelable operating leases as of December 31, 2008, are as follows (in thousands):

Year	Amount
2009	$893,415
2010	858,357
2011	818,912
2012	781,192
2013	735,220
Thereafter	4,377,970

$8,465,066

(20) Impairments

        During the year ended December 31, 2008, the Company recognized impairments of $27.5 million as follows: (i) $16.9 million related to intangible assets associated with the early termination of leases, (ii) $7.8 million related to three senior housing facilities and one hospital as a result of a decrease in expected cash flows, and (iii) $2.8 million, included in discontinued operations, related to the anticipated disposition of a senior housing asset. In addition, for the year ended December 31, 2008, we recognized $0.4 million of impairments related to two equity method investments, as a result of an other-than-temporary decline in fair value below the Company's carrying amount of such investments. Impairments of equity method investments are included in interest and other income, net. No assets were determined to be impaired during the year ended December 31, 2007.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        During the year ended December 31, 2006, the Company recognized impairments of $9.6 million as follows: (i) $1.0 million as a result of a decrease in expected cash flows from a senior housing facility, (ii) $2.6 million as a result of the contribution of 25 properties into a senior housing joint venture in January 2007, and (iii) $6.0 million, included in discontinued operations, as a result of the disposition of four skilled nursing facilities.

(21) Compensation Plans

  Stock Based Compensation

        On May 11, 2006, the Company's stockholders approved the 2006 Performance Incentive Plan (the "2006 Incentive Plan"). The 2006 Incentive Plan replaces the Company's 2000 Stock Incentive Plan (collectively, the "Stock Incentive Plans") and provides for the granting of stock-based compensation, including stock options, restricted stock and performance restricted stock units to officers, employees and directors in connection with their employment with or services provided to the Company. The maximum number of shares originally reserved for awards under the 2006 Incentive Plan is 8.2 million shares. The maximum number of shares available for future awards under the 2006 Incentive Plan is 4.9 million shares at December 31, 2008, of which approximately 2.5 million shares may be issued as restricted stock and performance restricted stock units.

  Stock Options

        Stock options are generally granted with an exercise price equal to the fair market value of the underlying stock on the date of grant. Stock options generally vest ratably over a five-year period and have a 10-year contractual term. Vesting of certain options may accelerate upon retirement, a change in control of the Company, as defined, and other events.

        A summary of the option activity is presented in the following table (in thousands, except per share amounts):

	Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2007	4,236	$26.25	6.7	$39,083
Granted	1,843
Exercised	(634)
Forfeited	(308)

Outstanding as of December 31, 2008	5,137	$29.08	7.2	$6,838

Exercisable as of December 31, 2008	2,038	$25.43	5.6	$5,995

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table summarizes additional information concerning outstanding and exercisable stock options at December 31, 2008 (shares in thousands):

			Weighted Average Remaining Contractual Term (Years)	Currently Exercisable
Range of Exercise Price	Shares Under Options	Weighted Average Exercise Price		Shares Under Options	Weighted Average Exercise Price
$11.94 - $16.03	37	$14.09	1.5	37	$14.09
17.93 - 18.73	113	18.35	3.8	113	18.35
19.14 - 21.40	302	19.15	4.3	302	19.15
23.50 - 27.52	2,350	26.64	6.2	1,484	26.54
31.95 - 39.72	2,335	33.59	8.9	102	39.72

	5,137	29.08	7.2	2,038	25.43

        The following table summarizes additional information concerning unvested stock options at December 31, 2008 (shares in thousands):

	Shares Under Options	Weighted Average Grant Date Fair Value
Unvested at December 31, 2007	2,277	$2.70
Granted	1,843	2.91
Vested	(713)	2.30
Forfeited	(308)	3.10

Unvested at December 31, 2008	3,099	2.95

        The weighted average fair value per share at the date of grant for options awarded during the years ended December 31, 2008, 2007 and 2006 was $2.91, $5.20 and $2.20, respectively. The total vesting date intrinsic values of shares under options vested during the years ended December 31, 2008, 2007 and 2006 was $3.5 million, $1.3 million and $1.0 million, respectively. The total intrinsic value of vested shares under options at December 31, 2008 was $6.0 million.

        Proceeds received from options exercised under the Stock Incentive Plans for the years ended December 31, 2008, 2007 and 2006 were $12.2 million, $8.1 million and $7.9 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $5.8 million, $5.3 million and $4.6 million, respectively.

        The fair value of the stock options granted during the years ended December 31, 2008, 2007 and 2006 was estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the table below. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the historical exercise behavior of employees and turnover rates.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Expected volatility was based on historical volatility for a period equal to the stock option's expected life, ending on the day of grant, and calculated on a weekly basis.

	2008	2007	2006
Risk-free rate	3.15%	4.87%	4.50%
Expected life (in years)	7.0	6.5	6.5
Expected volatility	20.0%	20.0%	20.0%
Expected dividend yield	6.0%	5.5%	7.5%

  Restricted Stock and Performance Restricted Stock Units

        Under the 2006 Incentive Plan, restricted stock and performance restricted stock units generally vest over a three- to five-year period and have a 10-year contractual term. The vesting of certain restricted shares and units may accelerate upon retirement, a change in control of the Company, as defined, and other events. When vested, each performance restricted stock unit is convertible into one share of common stock. The restricted stock and performance restricted stock units are valued on the grant date based on the market price of a common share on that date. Generally, the Company recognizes the fair value of the awards over the applicable vesting period as compensation expense. Upon any exercise or payment of restricted shares or units, the participant is required to pay the related tax withholding obligation. The 2006 Incentive Plan enables the participant to elect to have the Company reduce the number of shares to be delivered to pay the related tax withholding obligation. The value of the shares withheld is the closing price of the Company's common stock on the date the relevant transaction occurs. During 2008, 2007 and 2006, the Company withheld 99,000, 84,000 and 50,000 shares, respectively, to offset tax withholding obligations.

        The following table summarizes additional information concerning restricted stock and restricted stock units at December 31, 2008 (units and shares in thousands):

Unvested Shares	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2007	788	$30.84	489	$29.21
Granted	259	31.95	157	32.90
Vested	(142)	27.99	(152)	28.47
Forfeited	(41)	31.31	(114)	28.23

Unvested at December 31, 2008	864	31.59	380	32.38

        At December 31, 2008, the weighted average remaining contractual term of restricted stock units and restricted stock was 8 years. The total fair values of restricted stock and restricted stock units when vested for the years ended December 31, 2008, 2007 and 2006 were $9.5 million, $9.3 million and $6.6 million, respectively.

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

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Total share-based compensation expense recognized during the years ended December 31, 2008, 2007 and 2006 was $13.8 million, $11.4 million and $8.2 million, respectively. As of December 31, 2008, there was $32.5 million of total unrecognized compensation cost, related to unvested share-based compensation arrangements granted under the Company's incentive plans, which is expected to be recognized over a weighted average period of 3 years.

  Employee Benefit Plan

        The Company maintains a 401(k) and profit sharing plan that allows for eligible participants to defer compensation, subject to certain limitations imposed by the Code. The Company provides a matching contribution of up to 4% of each participant's eligible compensation. During 2008, 2007 and 2006, the Company's matching contributions were approximately $0.7 million, $0.8 million and $0.5 million, respectively.

(22) Supplemental Cash Flow Information

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Supplemental cash flow information:
Interest paid, net of capitalized interest and other	$369,526	$327,047	$165,508
Taxes paid	4,551	1,785	13
Supplemental schedule of non-cash investing activities:
Capitalized interest	27,490	12,346	895
Increase (decrease) in accrued construction costs	(9,041)	13,177	—
Real estate exchanged in real estate acquisitions	—	35,205	—
Loan received upon real estate disposition	3,200	—	—
Supplemental schedule of non-cash financing activities:
Mortgages assumed with real estate acquisitions	4,892	17,362	80,747
Mortgages included with real estate dispositions	—	3,792	91,730
Issuance of restricted stock	157	282	111
Vesting of restricted stock units	142	121	129
Cancellation of restricted stock	114	41	61
Conversion of non-managing member units into common stock	111,467	3,704	5,523
Non-managing member units issued in connection with acquisitions	—	180,698	2,752
Unrealized gains (losses), net on available for sale securities and derivatives designated as cash flow hedges	(89,751)	(20,673)	22,826

        See also discussions of the SEUSA acquisition, CRP and CRC mergers, and HCP Ventures II and HCP Ventures IV transactions in Notes 3 and 8.

(23) Earnings Per Common Share

        The Company computes earnings per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per common share is computed by dividing net income applicable to common shares by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is calculated by including the effect of dilutive securities. Options to purchase approximately 3.0 million and 0.6 million shares of common stock that had an exercise price

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in excess of the average market price of the common stock during the 2008 and 2007, respectively, were not included because they are anti-dilutive. For 2006, there were no anti-dilutive options to purchase shares of common stock. Additionally, 6.4 million shares issuable upon conversion of 4.8 million DownREIT units during 2008, 10.1 million shares issuable upon conversion of 7.6 million DownREIT units during 2007, and 6.0 million shares issuable upon conversion of 3.4 million non-managing member units in 2006 were not included since they are anti-dilutive.

        The following table illustrates the computation of basic and diluted earnings per share for the years ended December 31 (dollars in thousands, except per share and share amounts):

	2008	2007	2006
Numerator
Income from continuing operations	$204,329	$115,648	$33,443
Preferred stock dividends	(21,130)	(21,130)	(21,130)

Income from continuing operations applicable to common shares	183,199	94,518	12,313
Discontinued operations	244,166	473,367	384,104

Net income applicable to common shares	$427,365	$567,885	$396,417

Denominator
Basic weighted average common shares	237,301	207,924	148,236
Dilutive stock options and restricted stock	995	1,330	605

Diluted weighted average common shares	238,296	209,254	148,841

Basic earnings per common share
Income from continuing operations	$0.77	$0.45	$0.08
Discontinued operations	1.03	2.28	2.59

Net income applicable to common stockholders	$1.80	$2.73	$2.67

Diluted earnings per common share
Income from continuing operations	$0.77	$0.45	$0.08
Discontinued operations	1.02	2.26	2.58

Net income applicable to common shares	$1.79	$2.71	$2.66

(24) Transactions with Related Parties

        Mr. Rhein, a director of the Company, is a director of Cohen & Steers, Inc. Cohen & Steers Capital Management, Inc., a wholly owned subsidiary of Cohen & Steers, Inc., is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940. As of January 12, 2009, mutual funds managed by Cohen & Steers Capital Management, Inc., ("Cohen & Steers") in the aggregate, owned approximately 2% of the Company's common stock. In addition, an affiliate of Cohen & Steers provided financial advisory services to the Company in 2007 and 2006. The Company made payments in respect of such services of $5.5 million and $1.5 million during 2007 and 2006, respectively. No payments were made to the Cohen & Steers affiliate during 2008.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Mr. Sullivan, a director of the Company, was a director of Covenant Care, Inc. through March 2006. During 2006 Covenant Care made payments of approximately $8.2 million to the Company for the lease of certain of its nursing home properties.

        Mr. Elcan, a former Executive Vice President of the Company through April 30, 2008, and certain members of Mr. Elcan's immediate family, including without limitation his wife and father-in-law, may be deemed to own directly or indirectly, in the aggregate, greater than 10% of the outstanding common stock of HCA, Inc. ("HCA") at April 29, 2008. During 2008, 2007 and 2006, HCA contributed $95 million, $83 million and $37 million, respectively, in aggregate revenues and interest income, for the lease of certain assets and obligations under debt securities.

        Mr. Elcan and Mr. Klaritch, an Executive Vice President of the Company, were previously senior executives and limited liability company members of MedCap Properties, LLC, which was acquired in October 2003 by HCP and a joint venture of which HCP was the managing member. As part of that transaction, MedCap Properties, LLC contributed certain property interests to a newly-formed entity, HCPI/Tennessee LLC, in exchange for DownREIT units. In connection with the transactions, Messrs. Elcan and Klaritch received 610,397 and 113,431 non-managing member units, respectively, in HCPI/Tennessee, LLC in a distribution of their respective interests in MedCap Properties, LLC. Each DownREIT unit is redeemable for an amount of cash approximating the then-current market value of two shares of HCP's common stock or, at HCP's option, two shares of HCP's common stock (subject to certain adjustments, such as stock splits, stock dividends and reclassifications). In addition, the HCPI/Tennessee, LLC agreement provides for a "make-whole" payment, intended to cover grossed-up tax liabilities, to the non-managing members upon the sale of certain properties acquired by HCPI/Tennessee, LLC in the MedCap transactions and other events.

        The HCPI/Tennessee, LLC agreement was amended, with an effective date of January 1, 2007, to change the allocation of the taxable income among the members, to more closely correspond with the relative cash distributions each member receives. Previously, taxable income was allocated disproportionately to the non-managing members to reflect the priority rights of the non-managing member unit holders in distributions of cash. The amendment has no effect on the amounts of cash distributions to the non-managing members.

(25) Selected Quarterly Financial Data

        Selected quarterly information for the years ended December 31, 2008 and 2007 is as follows (in thousands, except per share amounts). Results of operations for properties sold or to be sold have been classified as discontinued operations for all periods presented:

	Three Months Ended During 2008
	March 31	June 30	September 30	December 31
	(in thousands, except share data, unaudited)
Total revenues	$245,052	$249,054	$268,447	$263,265
Income before income taxes, equity income from unconsolidated joint ventures and minority interests' share in earnings	37,495	43,976	100,211	44,876
Total discontinued operations	19,457	194,018	30,450	241
Net income applicable to common shares	45,129	227,012	120,135	35,089
Dividends paid per common share	0.455	0.455	0.455	0.455
Basic earnings per common share	0.21	0.97	0.49	0.14
Diluted earnings per common share	0.21	0.96	0.49	0.14

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended During 2007
	March 31	June 30	September 30	December 31
	(in thousands, except share data, unaudited)
Total revenues	$206,503	$204,609	$241,968	$254,281
Income before income taxes, equity income from unconsolidated joint ventures and minority interests' share in earnings	26,629	50,418	24,120	33,832
Total discontinued operations	122,737	25,141	302,254	23,235
Net income applicable to common shares	140,005	66,001	316,866	45,013
Dividends paid per common share	0.445	0.445	0.445	0.445
Basic earnings per common share	0.69	0.32	1.54	0.21
Diluted earnings per common share	0.68	0.32	1.53	0.21

        The above selected quarterly financial data includes the following significant transactions:

  •
  On January 5, 2007, the Company formed HCP Ventures II with an institutional capital partner. Upon the sale of a 65% interest, the Company received approximately $280 million in proceeds, including a one-time acquisition fee of $5.4 million. Effective on the date of formation, the Company accounted for the interest retained in the joint venture as an equity method investment.

  •
  On April 30, 2007, the Company formed HCP Ventures IV with an institutional capital partner. Upon the sale of an 80% interest in the venture, the Company received proceeds of $196 million and recognized a gain on the sale of real estate interest of $10 million. These proceeds include a one-time acquisition fee of $3 million. Effective on the date of formation, the Company accounted for the interest retained in the joint venture as an equity method investment.

  •
  The results for the quarter ended June 30, 2007, include income of $6 million, or $0.03 per diluted share of common stock, in discontinued operations, resulting from the Company's change in estimate relating to the collectibility of straight-line rents due from Emeritus. The results for the quarter ended September 30, 2007, include income of $9 million, or $0.04 per diluted share of common stock, resulting from the Company's change in estimate relating to the collectibility of straight-line rents due from Emeritus.

  •
  On August 1, 2007, the Company acquired SEUSA. The impact of the Company's acquisition of SEUSA is included in the results beginning in the quarter ended September 30, 2007.

  •
  On August 15, 2007, the Company sold 41 senior housing facilities to Emeritus Corporation for an aggregate price of $501.5 million, resulting in gains of $284 million.

  •
  On December 21, 2007, the Company made an investment in mezzanine loans having an aggregate face value of $1.0 billion. The impact of the Company's investment in mezzanine loans is included in the results beginning in the quarter ended December 31, 2007.

  •
  On July 30, 2008, the Company received and recognized lease termination income of $18 million from a tenant in connection with the early termination of three leases in its life science segment. Upon termination of the leases, the Company recognized an impairment of $4 million related to intangible assets associated with these leases.

  •
  On September 19, 2008, the Company completed the restructuring of its hospital portfolio leased to Tenet and settled various disputes. The settlement provided for, among other things, the sale of its hospital in Tarzana, California, valued at $89 million, the purchase of Tenet's minority interest in a joint venture valued at $29 million and the extension of the terms of three other hospitals leased by the Company to Tenet. As a result of the sale of its hospital in Tarzana, California and the settlement of the legal disputes with Tenet, the Company recognized income of $47 million.

HCP, Inc.

Schedule II: Valuation and Qualifying Accounts

December 31, 2008

(In thousands)

Allowance Accounts(1)		Additions			Deductions
Year Ended December 31,	Balance at Beginning of Year	Amounts Charged Against Operations, net	Acquired Properties		Uncollectible Accounts Written-off	Disposed/ Contributed Properties	Balance at End of Year
2008	$59,131	$9,747	$—		$(2,574)	$(7,393)	$58,911

2007	$55,106	$23,383	$890		$(1,964)	$(18,284)	$59,131

2006	$25,050	$10,387	$21,592	(2)	$(1,923)	$—	$55,106

(1)
Includes allowance for doubtful accounts, straight-line rent reserves and allowance for loan losses.

(2)
Additions primarily related to the CNL Retirement Properties, Inc. and CNL Retirement Corp. mergers completed on November 30, 2006.

HCP, Inc.

Schedule III: Real Estate and Accumulated Depreciation

December 31, 2008

(In thousands)

						Gross Amount at Which Carried As of December 31, 2008
			Initial Cost to Company								Life on Which Depreciation in Latest Income Statement is Computed
City	State	Encumbrances at 12/31/08(1)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total(2)(3)	Accumulated Depreciation	Year Acquired/ Constructed
Senior housing
Birmingham	AL	$34,930	$4,682	$86,200	$—	$4,682	$86,200	$90,882	$(5,419)	2006	40
Huntsville	AL	19,087	1,394	44,347	—	1,394	44,347	45,741	(2,783)	2006	40
Huntsville	AL	—	307	5,813	—	307	5,813	6,120	(469)	2006	40
Little Rock	AR	—	1,922	14,140	—	1,922	14,140	16,062	(1,010)	2006	39
Douglas	AZ	—	110	703	—	110	703	813	(184)	2005	35
Tucson	AZ	33,659	2,350	24,037	—	2,350	24,037	26,387	(4,207)	2002	30
Beverly Hills	CA	—	9,872	33,590	—	9,872	33,590	43,462	(2,175)	2006	40
Camarillo	CA	—	5,798	19,427	—	5,798	19,427	25,225	(1,398)	2006	40
Carlsbad	CA	13,962	7,897	14,255	—	7,897	14,255	22,152	(1,113)	2006	40
Carmichael	CA	6,768	4,270	13,846	—	4,270	13,846	18,116	(944)	2006	40
Citrus Heights	CA	3,515	1,180	8,367	—	1,180	8,367	9,547	(861)	2006	29
Concord	CA	25,000	6,010	39,601	—	6,010	39,601	45,611	(4,140)	2005	40
Dana Point	CA	—	1,960	15,946	—	1,960	15,946	17,906	(1,649)	2005	39
Elk Grove	CA	—	2,235	6,339	—	2,235	6,339	8,574	(463)	2006	40
Escondido	CA	14,340	5,090	24,253	—	5,090	24,253	29,343	(2,610)	2005	40
Fairfield	CA	—	149	2,835	—	149	2,835	2,984	(901)	1997	35
Fremont	CA	9,744	2,360	11,672	—	2,360	11,672	14,032	(1,284)	2005	40
Granada Hills	CA	—	2,200	18,257	—	2,200	18,257	20,457	(1,930)	2005	39
Hemet	CA	—	1,270	5,966	—	1,270	5,966	7,236	(432)	2006	40
Irvine	CA	—	8,220	14,104	—	8,220	14,104	22,324	(989)	2006	45
Lodi	CA	9,083	732	5,453	—	732	5,453	6,185	(1,603)	1997	35
Murietta	CA	6,103	435	5,729	—	435	5,729	6,164	(1,618)	1997	35
Northridge	CA	—	6,718	26,309	—	6,718	26,309	33,027	(1,798)	2006	40
Orangevale	CA	4,780	2,160	8,522	—	2,160	8,522	10,682	(278)	2008	40
Palm Springs	CA	—	1,005	5,183	—	1,005	5,183	6,188	(434)	2006	40
Pleasant Hill	CA	6,270	2,480	21,333	—	2,480	21,333	23,813	(2,241)	2005	40
Rancho Mirage	CA	—	1,798	24,053	—	1,798	24,053	25,851	(1,713)	2006	40
San Diego	CA	7,849	6,384	32,072	—	6,384	32,072	38,456	(2,238)	2006	40
San Dimas	CA	12,536	5,628	31,374	—	5,628	31,374	37,002	(2,077)	2006	40
San Juan Capistrano	CA	4,380	5,983	9,614	—	5,983	9,614	15,597	(740)	2006	40
Santa Rosa	CA	—	3,582	21,113	—	3,582	21,113	24,695	(1,490)	2006	40
South San Francisco	CA	11,239	3,000	16,586	—	3,000	16,586	19,586	(1,726)	2005	40
Ventura	CA	10,619	2,030	17,379	—	2,030	17,379	19,409	(1,861)	2005	40
Yorba Linda	CA	—	4,968	19,290	—	4,968	19,290	24,258	(1,398)	2006	40
Colorado Springs	CO	—	1,910	24,479	—	1,910	24,479	26,389	(1,757)	2006	40
Denver	CO	51,739	2,810	36,021	—	2,810	36,021	38,831	(6,304)	2002	30
Denver	CO	—	2,511	30,641	—	2,511	30,641	33,152	(2,040)	2006	40
Greenwood Village	CO	—	3,367	38,396	—	3,367	38,396	41,763	(2,473)	2006	40
Lakewood	CO	—	3,012	31,913	—	3,012	31,913	34,925	(2,109)	2006	40
Torrington	CT	12,855	166	11,001	—	166	11,001	11,167	(1,272)	2005	40
Woodbridge	CT	3,777	2,352	9,929	—	2,352	9,929	12,281	(740)	2006	40
Altamonte Springs	FL	—	1,530	7,956	—	1,530	7,956	9,486	(1,772)	2002	40
Apopka	FL	6,000	920	4,816	—	920	4,816	5,736	(348)	2006	35
Boca Raton	FL	11,585	4,730	17,532	—	4,730	17,532	22,262	(1,684)	2006	30
Boca Raton	FL	11,786	2,415	15,784	—	2,415	15,784	18,199	(1,030)	2006	40
Boynton Beach	FL	8,131	1,270	4,773	—	1,270	4,773	6,043	(696)	2003	40
Clearwater	FL	—	2,250	2,627	—	2,250	2,627	4,877	(393)	2002	40
Clearwater	FL	18,114	3,856	12,176	—	3,856	12,176	16,032	(2,035)	2005	40
Clermont	FL	8,497	440	6,518	—	440	6,518	6,958	(458)	2006	35
Coconut Creek	FL	14,093	2,461	14,104	—	2,461	14,104	16,565	(989)	2006	40
Delray Beach	FL	11,574	850	6,637	—	850	6,637	7,487	(854)	2002	43
Gainesville	FL	16,446	1,020	13,490	—	1,020	13,490	14,510	(1,052)	2006	40
Gainesville	FL	—	1,221	12,226	—	1,221	12,226	13,447	(802)	2006	40
Jacksonville	FL	44,752	3,250	25,936	—	3,250	25,936	29,186	(5,001)	2002	35
Jacksonville	FL	—	1,587	15,616	—	1,587	15,616	17,203	(1,004)	2006	40
Lantana	FL	—	3,520	26,452	—	3,520	26,452	29,972	(2,453)	2006	30
Ocoee	FL	16,849	2,096	9,322	—	2,096	9,322	11,418	(1,189)	2005	40
Oviedo	FL	8,760	670	8,071	—	670	8,071	8,741	(557)	2006	35
Palm Harbor	FL	—	1,462	16,774	500	1,462	17,274	18,736	(1,104)	2006	40
Pinellas Park	FL	4,051	480	3,911	—	480	3,911	4,391	(1,425)	1996	35
Port Orange	FL	15,725	2,340	9,898	—	2,340	9,898	12,238	(1,242)	2005	40

HCP, Inc.

Schedule III: Real Estate and Accumulated Depreciation (Continued)

December 31, 2008

(In thousands)

						Gross Amount at Which Carried As of December 31, 2008
			Initial Cost to Company								Life on Which Depreciation in Latest Income Statement is Computed
City	State	Encumbrances at 12/31/08(1)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total(2)(3)	Accumulated Depreciation	Year Acquired/ Constructed
St. Augustine	FL	15,090	830	11,627	—	830	11,627	12,457	(1,336)	2005	35
Sun City Center	FL	10,257	510	6,120	—	510	6,120	6,630	(984)	2004	35
Sun City Center	FL	—	3,466	70,810	—	3,466	70,810	74,276	(9,866)	2004	34
Tallahassee	FL	—	1,331	19,039	—	1,331	19,039	20,370	(1,206)	2006	40
Tampa	FL	—	600	5,566	—	600	5,566	6,166	(1,197)	1997	45
Tampa	FL	12,417	800	11,340	—	800	11,340	12,140	(913)	2006	40
Vero Beach	FL	33,202	2,035	34,993	201	2,035	35,194	37,229	(2,590)	2006	40
Alpharetta	GA	—	793	8,038	—	793	8,038	8,831	(565)	2006	40
Atlanta	GA	—	1,211	5,363	—	1,211	5,363	6,574	(407)	2006	40
Atlanta	GA	—	687	5,633	—	687	5,633	6,320	(475)	2006	40
Atlanta	GA	—	702	3,567	—	702	3,567	4,269	(273)	2006	40
Atlanta	GA	—	2,665	5,911	—	2,665	5,911	8,576	(520)	2006	40
Lilburn	GA	—	907	17,340	—	907	17,340	18,247	(1,194)	2006	40
Marietta	GA	—	894	6,436	—	894	6,436	7,330	(467)	2006	40
Milledgeville	GA	—	150	1,957	—	150	1,547	1,697	(465)	1997	45
Davenport	IA	3,278	511	8,039	—	511	8,039	8,550	(520)	2006	40
Marion	IA	2,686	502	6,865	—	502	6,865	7,367	(446)	2006	40
Bloomington	IL	—	798	13,091	—	798	13,091	13,889	(838)	2006	40
Champaign	IL	—	101	4,207	—	101	4,207	4,308	(299)	2006	40
Hoffman Estates	IL	—	1,701	12,037	118	1,701	12,155	13,856	(913)	2006	40
Macomb	IL	—	81	6,062	—	81	6,062	6,143	(403)	2006	40
Mt. Vernon	IL	—	296	15,935	—	296	15,935	16,231	(1,027)	2006	40
Oak Park	IL	26,581	3,476	31,032	—	3,476	31,032	34,508	(1,961)	2006	40
Orland Park	IL	—	2,623	23,154	—	2,623	23,154	25,777	(1,550)	2006	40
Peoria	IL	—	404	10,050	—	404	10,050	10,454	(672)	2006	40
Wilmette	IL	—	1,100	9,373	—	1,100	9,373	10,473	(615)	2006	40
Anderson	IN	—	500	4,724	1,733	500	6,057	6,557	(1,295)	1999	35
Evansville	IN	—	500	9,302	—	500	7,762	8,262	(1,503)	1999	45
Indianapolis	IN	—	1,197	7,718	—	1,197	7,718	8,915	(525)	2006	40
Indianapolis	IN	—	1,144	8,261	3,978	1,144	12,239	13,383	(583)	2006	40
West Lafayette	IN	—	813	10,876	—	813	10,876	11,689	(710)	2006	40
Mission	KS	—	340	9,322	—	340	8,736	9,076	(1,721)	2002	35
Overland Park	KS	—	750	8,241	—	750	7,254	8,004	(2,104)	1998	45
Wichita	KS	—	220	4,306	—	220	2,346	2,566	(2,190)	1986	40
Edgewood	KY	—	1,868	4,934	—	1,868	4,934	6,802	(447)	2006	40
Lexington	KY	8,010	2,093	16,917	—	2,093	16,917	19,010	(2,998)	2004	30
Middletown	KY	—	1,499	24,607	—	1,499	24,607	26,106	(1,625)	2006	40
Danvers	MA	4,958	4,616	30,692	—	4,616	30,692	35,308	(1,957)	2006	40
Dartmouth	MA	—	3,145	6,880	—	3,145	6,880	10,025	(485)	2006	40
Dedham	MA	11,055	3,930	21,340	—	3,930	21,340	25,270	(1,427)	2006	40
Plymouth	MA	—	2,434	9,027	—	2,434	9,027	11,461	(696)	2006	40
Baltimore	MD	14,646	1,416	8,854	—	1,416	8,854	10,270	(680)	2006	40
Baltimore	MD	—	1,684	18,889	—	1,684	18,889	20,573	(1,229)	2006	40
Frederick	MD	3,247	609	9,158	—	609	9,158	9,767	(611)	2006	40
Westminster	MD	15,780	768	5,251	—	768	5,251	6,019	(1,415)	1998	45
Cape Elizabeth	ME	—	630	3,524	93	630	3,617	4,247	(522)	2003	40
Saco	ME	—	80	2,363	155	80	2,518	2,598	(359)	2003	40
Auburn Hills	MI	—	2,281	10,692	—	2,281	10,692	12,973	(601)	2006	40
Farmington Hills	MI	4,423	1,013	12,119	—	1,013	12,119	13,132	(817)	2006	40
Holland	MI	43,618	787	51,410	—	787	51,410	52,197	(8,673)	2004	29
Portage	MI	—	100	5,700	4,317	100	10,017	10,117	(560)	2006	40
Sterling Heights	MI	—	920	7,326	—	920	7,326	8,246	(1,535)	2001	35
Sterling Heights	MI	—	1,593	11,500	—	1,593	11,500	13,093	(772)	2006	40
Des Peres	MO	—	4,361	20,664	—	4,361	20,664	25,025	(1,406)	2006	40
Richmond Heights	MO	—	1,744	24,232	—	1,744	24,232	25,976	(1,632)	2006	40
St. Louis	MO	12,849	2,500	20,343	—	2,500	20,343	22,843	(1,963)	2006	30
Great Falls	MT	—	500	5,683	—	500	5,683	6,183	(531)	2006	40
Charlotte	NC	—	710	9,559	—	710	9,559	10,269	(644)	2006	40
Concord	NC	—	601	7,008	—	601	7,008	7,609	(482)	2006	40
Raleigh	NC	2,964	1,191	11,532	—	1,191	11,532	12,723	(761)	2006	40
Cresskill	NJ	—	4,684	35,408	—	4,684	35,408	40,092	(2,380)	2006	40
Glassboro	NJ	—	162	2,875	—	162	2,875	3,037	(983)	1997	35
Hillsborough	NJ	16,278	1,042	10,042	—	1,042	10,042	11,084	(1,219)	2005	40

HCP, Inc.

Schedule III: Real Estate and Accumulated Depreciation (Continued)

December 31, 2008

(In thousands)

						Gross Amount at Which Carried As of December 31, 2008
			Initial Cost to Company								Life on Which Depreciation in Latest Income Statement is Computed
City	State	Encumbrances at 12/31/08(1)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total(2)(3)	Accumulated Depreciation	Year Acquired/ Constructed
Madison	NJ	—	3,157	19,909	—	3,157	19,909	23,066	(1,351)	2006	40
Manahawkin	NJ	14,202	921	9,927	—	921	9,927	10,848	(1,209)	2005	40
Paramus	NJ	12,226	4,280	31,684	—	4,280	31,684	35,964	(2,058)	2006	40
Saddle River	NJ	—	1,784	15,625	—	1,784	15,625	17,409	(1,054)	2006	40
Vineland	NJ	—	177	2,897	—	177	2,897	3,074	(1,004)	1997	35
Voorhees Township	NJ	8,812	900	7,629	—	900	7,629	8,529	(1,623)	1998	45
Albuquerque	NM	—	767	9,324	—	767	9,324	10,091	(2,767)	1996	45
Las Vegas	NV	—	1,960	5,816	—	1,960	5,816	7,776	(730)	2005	40
Brooklyn	NY	11,388	8,117	23,627	—	8,117	23,627	31,744	(1,579)	2006	40
Sheepshead Bay	NY	12,094	5,215	39,052	—	5,215	39,052	44,267	(2,532)	2006	40
Cincinnati	OH	—	600	4,428	—	600	4,428	5,028	(928)	2001	35
Columbus	OH	6,685	970	7,806	1,023	970	8,829	9,799	(771)	2006	40
Fairborn	OH	6,862	810	8,311	—	810	8,311	9,121	(698)	2006	36
Fairborn	OH	—	298	10,704	3,068	298	13,772	14,070	(713)	2006	40
Marietta	OH	4,720	1,069	11,435	—	1,069	11,435	12,504	(484)	2007	40
Poland	OH	4,063	695	10,444	—	695	10,444	11,139	(721)	2006	40
Willoughby	OH	—	1,177	9,982	—	1,177	9,982	11,159	(721)	2006	40
Oklahoma City	OK	—	801	4,904	—	801	4,904	5,705	(427)	2006	40
Tulsa	OK	—	1,115	11,028	—	1,115	11,028	12,143	(891)	2006	40
Haverford	PA	—	16,461	108,816	—	16,461	108,816	125,277	(6,756)	2006	40
Aiken	SC	—	357	13,875	—	357	13,875	14,232	(980)	2006	40
Charleston	SC	—	885	13,276	—	885	13,276	14,161	(914)	2006	40
Columbia	SC	—	408	6,996	—	408	6,996	7,404	(471)	2006	40
Georgetown	SC	—	239	3,008	—	239	3,008	3,247	(637)	1998	45
Greenville	SC	—	1,090	12,558	—	1,090	12,558	13,648	(836)	2006	40
Greenville	SC	—	993	16,314	—	993	16,314	17,307	(1,272)	2006	40
Lancaster	SC	—	84	2,982	—	84	2,982	3,066	(547)	1998	45
Myrtle Beach	SC	—	900	10,913	—	900	10,913	11,813	(714)	2006	40
Rock Hill	SC	—	203	2,671	—	203	2,671	2,874	(545)	1998	45
Rock Hill	SC	—	695	4,240	—	695	4,240	4,935	(329)	2006	40
Sumter	SC	—	196	2,623	—	196	2,623	2,819	(556)	1998	45
Nashville	TN	11,385	812	15,006	—	812	15,006	15,818	(1,139)	2006	40
Oak Ridge	TN	8,785	500	4,741	—	500	4,741	5,241	(343)	2006	35
Abilene	TX	2,036	300	2,830	—	300	2,830	3,130	(237)	2006	39
Arlington	TX	14,568	2,002	16,829	—	2,002	16,829	18,831	(1,140)	2006	40
Arlington	TX	—	2,494	12,438	—	2,494	12,438	14,932	(964)	2006	40
Austin	TX	—	2,960	41,645	—	2,960	41,645	44,605	(7,288)	2002	30
Beaumont	TX	—	145	10,404	—	145	10,404	10,549	(3,035)	1996	45
Burleson	TX	4,649	1,050	5,242	—	1,050	5,242	6,292	(492)	2006	40
Carthage	TX	—	83	1,461	—	83	1,461	1,544	(543)	1995	35
Cedar Hill	TX	9,412	1,070	11,554	—	1,070	11,554	12,624	(950)	2006	40
Cedar Hill	TX	—	440	7,494	—	440	7,494	7,934	(487)	2007	40
Conroe	TX	—	167	1,885	—	167	1,885	2,052	(685)	1996	35
Fort Worth	TX	—	2,830	50,832	—	2,830	50,832	53,662	(8,896)	2002	30
Friendswood	TX	23,434	400	7,354	—	400	7,354	7,754	(1,062)	2002	45
Gun Barrel	TX	—	34	1,528	—	34	1,528	1,562	(568)	1995	35
Houston	TX	11,882	835	7,195	—	835	7,195	8,030	(1,699)	1997	45
Houston	TX	—	2,470	21,710	—	2,470	21,710	24,180	(4,186)	2002	35
Houston	TX	—	1,008	14,398	—	1,008	14,398	15,406	(970)	2006	40
Houston	TX	—	1,877	23,916	—	1,877	23,916	25,793	(1,757)	2006	40
Irving	TX	11,061	710	9,949	—	710	9,949	10,659	(1,156)	2005	35
Lubbock	TX	—	197	2,467	—	197	2,467	2,664	(896)	1996	35
Mesquite	TX	—	100	2,466	—	100	2,466	2,566	(896)	1995	35
North Richland Hills	TX	3,369	520	5,117	—	520	5,117	5,637	(471)	2006	40
North Richland Hills	TX	7,138	870	9,259	—	870	9,259	10,129	(878)	2006	35
Plano	TX	—	494	11,588	—	494	11,588	12,082	(811)	2006	40
San Antonio	TX	7,991	730	3,961	—	730	3,961	4,691	(594)	2002	45
Sherman	TX	—	145	1,491	—	145	1,491	1,636	(554)	1995	35
Temple	TX	—	96	2,081	—	96	2,081	2,177	(683)	1996	35
The Woodlands	TX	—	802	16,325	—	802	16,325	17,127	(1,094)	2006	40
Victoria	TX	12,933	175	4,290	3,101	175	7,391	7,566	(1,531)	1995	43
Waxahachie	TX	2,334	390	3,879	—	390	3,879	4,269	(350)	2006	40
Salt Lake City	UT	—	2,621	22,072	—	2,621	22,072	24,693	(1,618)	2006	40

HCP, Inc.

Schedule III: Real Estate and Accumulated Depreciation (Continued)

December 31, 2008

(In thousands)

						Gross Amount at Which Carried As of December 31, 2008
			Initial Cost to Company								Life on Which Depreciation in Latest Income Statement is Computed
City	State	Encumbrances at 12/31/08(1)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total(2)(3)	Accumulated Depreciation	Year Acquired/ Constructed
Arlington	VA	10,029	4,320	19,567	—	4,320	19,567	23,887	(1,328)	2006	40
Arlington	VA	3,342	3,833	7,076	—	3,833	7,076	10,909	(491)	2006	40
Arlington	VA	13,224	7,278	37,407	—	7,278	37,407	44,685	(2,453)	2006	40
Chesapeake	VA	—	1,090	12,444	—	1,090	12,444	13,534	(830)	2006	40
Falls Church	VA	4,094	2,228	8,887	—	2,228	8,887	11,115	(585)	2006	40
Fort Belvoir	VA	—	11,594	99,528	5,581	11,594	105,109	116,703	(6,551)	2006	40
Leesburg	VA	988	607	3,236	—	607	3,236	3,843	(264)	2006	35
Richmond	VA	4,584	2,110	11,469	—	2,110	11,469	13,579	(813)	2006	40
Sterling	VA	6,918	2,360	22,932	—	2,360	22,932	25,292	(1,492)	2006	40
Woodbridge	VA	—	950	6,983	—	950	6,983	7,933	(1,594)	1997	45
Bellevue	WA	—	3,734	16,171	—	3,734	16,171	19,905	(1,132)	2006	40
Edmonds	WA	—	1,418	16,502	—	1,418	16,502	17,920	(1,113)	2006	40
Kirkland	WA	5,854	1,000	13,403	—	1,000	13,403	14,403	(1,360)	2005	40
Lynnwood	WA	—	1,203	7,415	—	1,203	7,415	8,618	(417)	2006	40
Mercer Island	WA	3,671	4,209	8,123	—	4,209	8,123	12,332	(538)	2006	40
Shoreline	WA	9,866	1,590	10,671	—	1,590	10,671	12,261	(1,157)	2005	40
Shoreline	WA	—	4,030	26,421	—	4,030	26,421	30,451	(2,629)	2005	39
Snohomish	WA	—	1,541	10,228	—	1,541	10,228	11,769	(675)	2006	40

		$1,014,536	$396,020	$3,024,245	$23,868	$396,020	$3,042,230	$3,438,250	$(290,915)

Life Science
Brisbane	CA	$—	$50,989	$1,789	$11,259	$50,989	$13,048	$64,037	$—	2007	*
Carlsbad	CA	—	30,300	—	1,702	30,300	1,702	32,002	—	2007	*
Carlsbad	CA	—	23,475	—	2,469	23,475	2,469	25,944	—	2007	*
Hayward	CA	—	900	7,100	2	900	7,102	8,002	(251)	2007	40
Hayward	CA	—	1,500	6,400	8	1,500	6,408	7,908	(227)	2007	40
Hayward	CA	—	1,900	7,100	3	1,900	7,103	9,003	(251)	2007	40
Hayward	CA	—	2,200	17,200	5	2,200	17,205	19,405	(609)	2007	40
Hayward	CA	—	1,000	3,200	5	1,000	3,205	4,205	(113)	2007	40
Hayward	CA	—	801	5,740	27	801	5,767	6,568	(280)	2007	29
Hayward	CA	—	539	3,864	18	539	3,882	4,421	(188)	2007	29
Hayward	CA	—	526	3,771	18	526	3,789	4,315	(184)	2007	29
Hayward	CA	—	944	6,769	32	944	6,801	7,745	(330)	2007	29
Hayward	CA	—	953	6,829	32	953	6,861	7,814	(333)	2007	29
Hayward	CA	—	991	7,105	33	991	7,138	8,129	(346)	2007	29
Hayward	CA	—	1,210	8,675	41	1,210	8,716	9,926	(423)	2007	29
Hayward	CA	—	2,736	6,868	32	2,736	6,900	9,636	(335)	2007	29
La Jolla	CA	—	5,200	—	—	5,200	—	5,200	—	2007	N/A
La Jolla	CA	—	9,600	25,283	1,026	9,615	26,294	35,909	(937)	2007	40
La Jolla	CA	—	6,200	19,883	48	6,210	19,921	26,131	(704)	2007	40
La Jolla	CA	—	7,200	12,412	1,449	7,212	13,849	21,061	(703)	2007	27
La Jolla	CA	—	8,700	16,983	210	8,715	17,178	25,893	(785)	2007	30
Mountain View	CA	—	7,300	25,410	179	7,300	25,589	32,889	(901)	2007	40
Mountain View	CA	—	6,500	22,800	5	6,500	22,805	29,305	(808)	2007	40
Mountain View	CA	—	4,800	9,500	286	4,800	9,786	14,586	(339)	2007	40
Mountain View	CA	—	4,200	8,400	654	4,209	9,045	13,254	(316)	2007	40
Mountain View	CA	—	3,600	9,700	13	3,600	9,713	13,313	(344)	2007	40
Mountain View	CA	—	7,500	16,300	607	7,500	16,907	24,407	(769)	2007	40
Mountain View	CA	—	9,800	24,000	8	9,800	24,008	33,808	(850)	2007	40
Mountain View	CA	—	6,900	17,800	4	6,900	17,804	24,704	(630)	2007	40
Mountain View	CA	—	7,000	17,000	7	7,000	17,007	24,007	(602)	2007	40
Mountain View	CA	—	14,100	31,002	7,974	14,100	38,976	53,076	(1,176)	2007	40
Mountain View	CA	—	7,100	25,800	8,151	7,100	33,951	41,051	(1,458)	2007	40
Poway	CA	—	47,700	3,512	—	47,700	3,512	51,212	—	2007	*
Poway	CA	—	29,943	2,475	1,109	29,943	3,584	33,527	—	2007	*
Poway	CA	—	5,000	12,200	5,706	5,000	17,906	22,906	(491)	2007	40
Poway	CA	—	5,200	14,200	4,253	5,200	18,453	23,653	(542)	2007	40
Poway	CA	—	6,700	14,400	2,955	6,700	17,355	24,055	(510)	2007	40
Redwood City	CA	—	3,400	5,500	464	3,400	5,964	9,364	(283)	2007	40
Redwood City	CA	—	2,500	4,100	303	2,500	4,403	6,903	(187)	2007	40
Redwood City	CA	—	3,600	4,600	285	3,600	4,885	8,485	(217)	2007	30
Redwood City	CA	—	3,100	5,100	588	3,100	5,688	8,788	(251)	2007	31
Redwood City	CA	—	4,800	17,300	271	4,800	17,571	22,371	(613)	2007	31

HCP, Inc.

Schedule III: Real Estate and Accumulated Depreciation (Continued)

December 31, 2008

(In thousands)

						Gross Amount at Which Carried As of December 31, 2008
			Initial Cost to Company								Life on Which Depreciation in Latest Income Statement is Computed
City	State	Encumbrances at 12/31/08(1)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total(2)(3)	Accumulated Depreciation	Year Acquired/ Constructed
Redwood City	CA	—	5,400	15,500	342	5,400	15,842	21,242	(549)	2007	31
Redwood City	CA	—	3,000	3,500	245	3,000	3,745	6,745	(191)	2007	40
Redwood City	CA	—	6,000	14,300	2,367	6,000	16,667	22,667	(533)	2007	40
Redwood City	CA	—	1,900	12,800	1,255	1,900	14,055	15,955	(373)	2007	*
Redwood City	CA	—	2,700	11,300	1,027	2,700	12,327	15,027	(330)	2007	*
Redwood City	CA	—	2,700	10,900	1,231	2,700	12,131	14,831	(386)	2007	40
Redwood City	CA	—	2,200	12,000	863	2,200	12,863	15,063	(425)	2007	38
Redwood City	CA	—	2,600	9,300	750	2,600	10,050	12,650	(329)	2007	26
Redwood City	CA	—	3,300	18,000	123	3,300	18,123	21,423	(638)	2007	40
Redwood City	CA	—	3,300	17,900	123	3,300	18,023	21,323	(634)	2007	40
San Diego	CA	—	7,872	34,617	17,143	7,872	51,760	59,632	(4,634)	2002	39
San Diego	CA	11,843	7,740	22,654	63	7,740	22,717	30,457	(648)	2007	38
San Diego	CA	—	2,040	903	—	2,040	903	2,943	(75)	2006	35
San Diego	CA	—	4,630	2,028	—	4,630	2,028	6,658	(169)	2006	35
San Diego	CA	—	3,940	3,184	2,554	3,940	5,738	9,678	(802)	2006	40
San Diego	CA	—	5,690	4,579	586	5,690	5,165	10,855	(476)	2006	40
San Diego	CA	—	6,524	—	744	6,524	744	7,268	—	2007	*
South San Francisco	CA	—	4,900	18,100	—	4,900	18,100	23,000	(641)	2007	40
South San Francisco	CA	—	8,000	27,700	—	8,000	27,700	35,700	(981)	2007	40
South San Francisco	CA	—	8,000	28,299	—	8,000	28,299	36,299	(1,002)	2007	40
South San Francisco	CA	—	3,700	20,800	—	3,700	20,800	24,500	(737)	2007	40
South San Francisco	CA	—	11,700	31,243	—	11,700	31,243	42,943	(1,107)	2007	40
South San Francisco	CA	—	7,000	33,779	—	7,000	33,779	40,779	(1,196)	2007	40
South San Francisco	CA	—	14,800	7,600	1,704	14,800	9,304	24,104	(369)	2007	30
South San Francisco	CA	—	8,400	33,144	—	8,400	33,144	41,544	(1,174)	2007	40
South San Francisco	CA	—	7,000	15,500	—	7,000	15,500	22,500	(549)	2007	40
South San Francisco	CA	—	11,900	68,848	—	11,900	68,848	80,748	(2,438)	2007	40
South San Francisco	CA	—	10,000	57,954	—	10,000	57,954	67,954	(2,053)	2007	40
South San Francisco	CA	—	9,300	43,549	—	9,300	43,549	52,849	(1,542)	2007	40
South San Francisco	CA	—	11,000	47,289	—	11,000	47,289	58,289	(1,675)	2007	40
South San Francisco	CA	—	13,200	60,932	1,013	13,200	61,945	75,145	(1,544)	2007	40
South San Francisco	CA	—	10,500	33,776	—	10,500	33,776	44,276	(1,196)	2007	40
South San Francisco	CA	—	10,600	34,083	—	10,600	34,083	44,683	(1,207)	2007	40
South San Francisco	CA	—	14,100	71,344	52	14,100	71,396	85,496	(2,527)	2007	40
South San Francisco	CA	—	12,800	63,600	472	12,800	64,072	76,872	(2,258)	2007	40
South San Francisco	CA	—	11,200	79,222	20	11,200	79,242	90,442	(2,806)	2007	40
South San Francisco	CA	—	7,200	50,856	66	7,200	50,922	58,122	(1,801)	2007	40
South San Francisco	CA	—	14,400	101,362	106	14,400	101,468	115,868	(3,581)	2007	40
South San Francisco	CA	—	10,900	20,900	4,040	10,900	24,940	35,840	(1,043)	2007	40
South San Francisco	CA	—	3,600	100	3	3,600	103	3,703	(27)	2007	5
South San Francisco	CA	—	2,300	100	3	2,300	103	2,403	(28)	2007	5
South San Francisco	CA	—	3,900	200	3	3,900	203	4,103	(57)	2007	5
South San Francisco	CA	—	6,000	600	380	6,000	980	6,980	(575)	2007	*
South San Francisco	CA	—	6,100	700	—	6,100	700	6,800	(331)	2007	*
South San Francisco	CA	—	6,700	—	10	6,700	10	6,710	—	2007	*
South San Francisco	CA	—	10,100	24,013	2,115	10,100	26,128	36,228	(1,044)	2007	40
South San Francisco	CA	—	—	—	11	—	11	11	—	2007	*
South San Francisco	CA	—	11,100	47,738	9,281	11,100	57,019	68,119	(851)	2007	40
South San Francisco	CA	—	9,700	41,937	5,196	9,700	47,133	56,833	(857)	2007	40
South San Francisco	CA	—	6,300	22,900	8,147	6,300	31,047	37,347	(469)	2007	*
South San Francisco	CA	—	32,210	3,110	217	32,210	3,327	35,537	—	2007	*
South San Francisco	CA	—	6,100	2,300	111	6,100	2,411	8,511	(652)	2007	*
South San Francisco	CA	—	13,800	42,500	17,560	13,800	60,060	73,860	—	2007	*
South San Francisco	CA	—	14,500	45,300	18,564	14,500	63,864	78,364	—	2007	*
South San Francisco	CA	—	9,400	24,800	13,573	9,400	38,373	47,773	—	2007	*
South San Francisco	CA	—	5,666	5,773	119	5,666	5,892	11,558	(1,270)	2007	5
South San Francisco	CA	—	1,204	1,293	—	1,204	1,293	2,497	(280)	2007	5
South San Francisco	CA	3,414	9,000	17,800	(4)	9,000	17,796	26,796	(630)	2007	40
South San Francisco	CA	4,546	10,100	22,521	—	10,100	22,521	32,621	(798)	2007	40
South San Francisco	CA	4,656	10,700	23,621	—	10,700	23,621	34,321	(837)	2007	40
South San Francisco	CA	7,291	18,000	38,043	—	18,000	38,043	56,043	(1,347)	2007	40
South San Francisco	CA	7,618	28,600	48,700	33	28,600	48,733	77,333	(1,967)	2007	35
Salt Lake City	UT	—	500	8,548	—	500	8,548	9,048	(1,881)	2001	33

HCP, Inc.

Schedule III: Real Estate and Accumulated Depreciation (Continued)

December 31, 2008

(In thousands)

						Gross Amount at Which Carried As of December 31, 2008
			Initial Cost to Company								Life on Which Depreciation in Latest Income Statement is Computed
City	State	Encumbrances at 12/31/08(1)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total(2)(3)	Accumulated Depreciation	Year Acquired/ Constructed
Salt Lake City	UT	—	890	15,623	1	890	15,624	16,514	(3,027)	2001	38
Salt Lake City	UT	—	190	9,875	—	190	9,875	10,065	(1,644)	2001	43
Salt Lake City	UT	—	630	6,921	—	630	6,921	7,551	(1,384)	2001	38
Salt Lake City	UT	—	125	6,368	—	125	6,368	6,493	(1,060)	2001	43
Salt Lake City	UT	—	—	14,614	—	—	14,614	14,614	(1,925)	2001	43
Salt Lake City	UT	—	280	4,345	—	280	4,345	4,625	(627)	2002	43
Salt Lake City	UT	—	—	6,517	—	—	6,517	6,517	(787)	2002	35
Salt Lake City	UT	—	—	14,600	83	—	14,683	14,683	(666)	2005	40

		$39,368	$868,438	$2,102,875	$164,536	$868,499	$2,267,350	$3,135,849	$(87,926)

Medical office
Anchorage	AK	$6,739	$1,456	$10,650	$35	$1,456	$10,685	$12,141	$(678)	2000	34
Chandler	AZ	—	3,669	13,503	1,132	3,669	14,635	18,304	(1,664)	2002	40
Oro Valley	AZ	—	1,050	6,774	23	1,050	6,797	7,847	(1,438)	2001	43
Phoenix	AZ	—	780	3,199	815	780	4,014	4,794	(1,233)	1999	32
Phoenix	AZ	—	280	877	—	280	877	1,157	(142)	2001	43
Scottsdale	AZ	—	5,115	14,064	254	5,115	14,318	19,433	(833)	2006	40
Tucson	AZ	—	215	6,318	5	215	6,323	6,538	(1,478)	2000	35
Tucson	AZ	—	215	3,940	104	215	4,044	4,259	(687)	2003	43
Brentwood	CA	—	—	30,864	1,110	—	31,974	31,974	(1,783)	2006	40
Encino	CA	7,089	6,151	10,438	627	6,181	11,035	17,216	(775)	2006	33
Los Angeles	CA	—	2,848	5,879	558	2,947	6,338	9,285	(3,250)	1997	21
Murietta	CA	—	400	9,266	981	439	10,208	10,647	(2,930)	1999	33
Poway	CA	—	2,700	10,839	804	2,700	11,643	14,343	(4,148)	1997	35
Sacramento	CA	12,116	2,860	21,850	—	2,860	21,080	23,940	(6,105)	1998	*
San Diego	CA	7,657	2,863	8,913	1,839	3,006	10,609	13,615	(4,451)	1997	21
San Diego	CA	—	4,619	19,370	2,981	4,619	22,351	26,970	(10,141)	1997	21
San Diego	CA	—	2,910	17,362	—	2,910	17,362	20,272	(4,547)	1999	*
San Jose	CA	2,764	1,935	1,728	587	1,935	2,315	4,250	(398)	2003	37
San Jose	CA	6,436	1,460	7,672	146	1,460	7,818	9,278	(1,118)	2003	37
San Jose	CA	3,290	1,718	3,124	104	1,718	3,228	4,946	(228)	2000	34
Sherman Oaks	CA	—	7,472	10,075	1,023	7,492	11,078	18,570	(1,094)	2006	22
Valencia	CA	—	2,300	6,967	807	2,309	7,365	9,674	(2,273)	1999	35
Valencia	CA	—	1,344	7,507	150	1,344	7,657	9,001	(431)	2006	40
West Hills	CA	—	2,100	11,595	1,107	2,100	11,802	13,902	(4,060)	1999	32
Aurora	CO	—	—	8,764	500	—	9,264	9,264	(1,190)	2005	39
Aurora	CO	4,565	210	12,362	243	210	12,605	12,815	(729)	2006	40
Aurora	CO	5,090	200	8,414	213	200	8,627	8,827	(586)	2006	33
Colorado Springs	CO	—	—	12,933	3,706	—	16,639	16,639	(687)	2007	40
Conifer	CO	804	—	1,485	22	—	1,507	1,507	(118)	2005	40
Denver	CO	4,428	493	7,897	34	493	7,931	8,424	(539)	2006	33
Englewood	CO	—	—	8,616	1,021	—	9,637	9,637	(972)	2005	35
Englewood	CO	—	—	8,449	755	—	9,204	9,204	(932)	2005	35
Englewood	CO	—	—	8,040	1,231	—	9,271	9,271	(760)	2005	35
Englewood	CO	4,410	—	8,472	506	—	8,978	8,978	(801)	2005	35
Littleton	CO	—	—	4,562	535	—	5,097	5,097	(521)	2005	35
Littleton	CO	—	—	4,926	568	—	5,494	5,494	(440)	2005	38
Lone Tree	CO	—	—	—	18,102	—	18,102	18,102	(2,076)	2003	39
Lone Tree	CO	15,239	—	23,274	35	—	23,309	23,309	(1,331)	2000	37
Parker	CO	—	—	13,388	61	—	13,449	13,449	(818)	2006	40
Thornton	CO	—	236	10,206	798	236	11,004	11,240	(1,687)	2002	43
Atlantis	FL	—	—	5,651	270	4	5,917	5,921	(1,795)	1999	35
Atlantis	FL	—	—	2,027	24	—	2,051	2,051	(525)	1999	34
Atlantis	FL	—	—	2,000	266	—	2,266	2,266	(621)	1999	32
Atlantis	FL	—	455	2,231	212	455	2,443	2,898	(196)	2000	34
Atlantis	FL	2,796	1,507	2,894	112	1,507	3,006	4,513	(234)	2000	34
Englewood	FL	—	170	1,134	51	170	1,185	1,355	(79)	2000	34
Kissimmee	FL	318	788	174	56	788	230	1,018	(16)	2000	34
Kissimmee	FL	483	481	347	132	481	479	960	(35)	2000	34
Kissimmee	FL	5,982	—	7,574	570	—	8,144	8,144	(606)	2000	36
Margate	FL	4,605	1,553	6,898	97	1,553	6,995	8,548	(445)	2000	34
Miami	FL	9,226	4,392	11,841	568	4,392	12,409	16,801	(815)	2000	34
Milton	FL	—	—	8,566	122	—	8,688	8,688	(490)	2006	40

HCP, Inc.

Schedule III: Real Estate and Accumulated Depreciation (Continued)

December 31, 2008

(In thousands)

						Gross Amount at Which Carried As of December 31, 2008
			Initial Cost to Company								Life on Which Depreciation in Latest Income Statement is Computed
City	State	Encumbrances at 12/31/08(1)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total(2)(3)	Accumulated Depreciation	Year Acquired/ Constructed
Orlando	FL	—	2,144	5,136	904	2,144	6,040	8,184	(953)	2003	37
Pace	FL	—	—	10,309	2,304	—	12,613	12,613	(1,230)	2006	44
Pensacola	FL	—	—	11,166	—	—	11,166	11,166	(703)	2006	45
Plantation	FL	850	969	3,241	346	969	3,587	4,556	(240)	2000	34
Plantation	FL	5,482	1,091	7,176	279	1,091	7,455	8,546	(507)	2002	36
St. Petersburg	FL	13,000	—	10,141	908	—	11,049	11,049	(687)	2004	38
Tampa	FL	5,743	1,967	6,602	1,064	2,042	7,591	9,633	(709)	2006	25
McCaysville	GA	—	—	3,231	18	—	3,249	3,249	(183)	2006	40
Marion	IL	—	100	11,484	46	100	11,530	11,630	(691)	2006	40
Newburgh	IN	8,766	—	14,019	1,075	—	15,094	15,094	(823)	2006	40
Wichita	KS	2,242	530	3,341	23	530	3,364	3,894	(535)	2001	45
Lexington	KY	—	—	12,726	553	—	13,279	13,279	(787)	2006	40
Louisville	KY	6,070	936	8,426	2,061	936	10,487	11,423	(3,046)	2005	11
Louisville	KY	19,901	835	27,627	1,011	835	28,638	29,473	(3,154)	2005	37
Louisville	KY	5,061	780	8,582	1,293	780	9,875	10,655	(1,989)	2005	18
Louisville	KY	8,181	826	13,814	1,297	826	15,111	15,937	(1,768)	2005	38
Louisville	KY	8,858	2,983	13,171	1,213	2,983	14,384	17,367	(1,895)	2005	30
Haverhill	MA	—	800	8,537	15	800	8,552	9,352	(392)	2007	40
Columbia	MD	3,604	1,115	3,206	456	1,115	3,662	4,777	(264)	2006	34
Glen Burnie	MD	3,476	670	5,085	—	670	5,085	5,755	(1,404)	1999	35
Towson	MD	11,293	—	14,233	3,470	—	17,703	17,703	(1,622)	2006	40
Minneapolis	MN	8,136	117	13,213	432	117	13,645	13,762	(4,260)	1997	32
Minneapolis	MN	2,810	160	10,131	338	160	10,469	10,629	(3,257)	1997	35
St. Louis/Shrews	MO	3,342	1,650	3,767	447	1,650	4,214	5,864	(1,073)	1999	35
Jackson	MS	—	—	8,869	8	—	8,877	8,877	(499)	2006	40
Jackson	MS	5,390	—	7,187	1,325	—	8,512	8,512	(459)	2006	40
Jackson	MS	—	—	8,413	148	—	8,561	8,561	(493)	2006	40
Omaha	NE	13,729	—	16,243	24	—	16,267	16,267	(957)	2006	40
Albuquerque	NM	—	—	5,380	—	—	5,380	5,380	(416)	2005	39
Elko	NV	—	55	2,637	—	55	2,637	2,692	(746)	1999	35
Las Vegas	NV	—	—	—	17,250	—	17,250	17,250	(2,308)	2003	40
Las Vegas	NV	3,768	1,121	4,363	1,122	1,121	5,485	6,606	(389)	2000	34
Las Vegas	NV	3,928	2,125	4,829	792	2,125	5,621	7,746	(484)	2000	34
Las Vegas	NV	7,513	3,480	12,305	854	3,480	13,159	16,639	(986)	2000	34
Las Vegas	NV	1,085	1,717	3,597	1,125	1,717	4,722	6,439	(365)	2000	34
Las Vegas	NV	2,211	1,172	1,550	274	1,172	1,824	2,996	(189)	2000	34
Las Vegas	NV	—	3,244	18,339	1,401	3,273	19,711	22,984	(2,993)	2004	30
Cleveland	OH	—	823	2,726	167	828	2,888	3,716	(435)	2006	40
Harrison	OH	2,578	—	4,561	—	—	4,561	4,561	(1,195)	1999	35
Durant	OK	—	619	9,256	1,039	619	10,295	10,914	(549)	2006	40
Owasso	OK	—	—	6,582	211	—	6,793	6,793	(668)	2005	40
Roseburg	OR	—	—	5,707	—	—	5,707	5,707	(1,413)	1999	35
Clarksville	TN	—	765	4,184	—	765	4,184	4,949	(1,284)	1998	35
Hendersonville	TN	—	256	1,530	443	256	1,973	2,229	(196)	2000	34
Hermitage	TN	—	830	5,036	4,311	830	9,347	10,177	(1,189)	2003	35
Hermitage	TN	—	596	9,698	725	596	10,423	11,019	(1,672)	2003	37
Hermitage	TN	—	317	6,528	503	317	7,031	7,348	(1,145)	2003	37
Knoxville	TN	—	700	4,559	—	700	4,559	5,259	(1,888)	1994	35
Murfreesboro	TN	6,221	900	12,706	—	900	12,706	13,606	(3,264)	1999	35
Nashville	TN	9,822	955	14,289	356	955	14,645	15,600	(1,006)	2000	34
Nashville	TN	4,043	2,050	5,211	349	2,050	5,560	7,610	(380)	2000	34
Nashville	TN	573	1,007	181	76	1,007	257	1,264	(28)	2000	34
Nashville	TN	5,725	2,980	7,164	181	2,980	7,345	10,325	(476)	2000	34
Nashville	TN	578	515	848	—	515	848	1,363	(53)	2000	34
Nashville	TN	962	266	1,305	228	266	1,533	1,799	(131)	2000	34
Nashville	TN	5,472	827	7,642	421	827	8,063	8,890	(527)	2000	34
Nashville	TN	10,338	5,425	12,577	305	5,425	12,882	18,307	(857)	2000	34
Nashville	TN	9,452	3,818	15,185	1,346	3,818	16,531	20,349	(1,181)	2000	34
Nashville	TN	471	583	450	—	583	450	1,033	(28)	2000	34
Arlington	TX	9,220	769	12,355	497	769	12,852	13,621	(835)	2003	34
Conroe	TX	3,011	324	4,842	1,140	324	5,982	6,306	(451)	2000	34
Conroe	TX	5,538	397	7,966	650	397	8,616	9,013	(610)	2000	34
Conroe	TX	5,787	388	7,975	37	388	8,012	8,400	(466)	2000	37

HCP, Inc.

Schedule III: Real Estate and Accumulated Depreciation (Continued)

December 31, 2008

(In thousands)

						Gross Amount at Which Carried As of December 31, 2008
			Initial Cost to Company								Life on Which Depreciation in Latest Income Statement is Computed
City	State	Encumbrances at 12/31/08(1)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total(2)(3)	Accumulated Depreciation	Year Acquired/ Constructed
Conroe	TX	1,892	188	3,618	25	188	3,643	3,831	(232)	2000	34
Corpus Christi	TX	5,462	717	8,181	1,646	717	9,827	10,544	(708)	2000	34
Corpus Christi	TX	3,191	328	3,210	1,197	328	4,407	4,735	(320)	2000	34
Corpus Christi	TX	1,524	313	1,771	249	313	2,020	2,333	(147)	2000	34
Dallas	TX	5,692	1,664	6,785	816	1,664	7,601	9,265	(544)	2000	34
Dallas	TX	—	15,230	162,971	1,545	15,230	164,516	179,746	(9,064)	2006	35
Fort Worth	TX	3,141	898	4,866	528	898	5,394	6,292	(370)	2000	34
Fort Worth	TX	2,249	—	2,481	246	2	2,725	2,727	(380)	2005	25
Fort Worth	TX	4,600	—	6,070	116	5	6,181	6,186	(522)	2005	40
Granbury	TX	—	—	6,863	80	—	6,943	6,943	(393)	2006	40
Houston	TX	10,574	1,927	33,140	—	1,927	33,140	35,067	(8,887)	1999	35
Houston	TX	10,146	2,200	19,585	1,454	2,203	21,036	23,239	(10,325)	1999	17
Houston	TX	3,373	1,033	3,165	341	1,033	3,506	4,539	(269)	2000	34
Houston	TX	10,469	1,676	12,602	289	1,706	12,861	14,567	(923)	2000	34
Houston	TX	2,051	257	2,884	201	257	3,085	3,342	(205)	2000	35
Houston	TX	—	—	7,414	464	7	7,871	7,878	(566)	2004	36
Houston	TX	7,680	—	4,838	3,171	—	8,009	8,009	(455)	2006	40
Irving	TX	5,954	828	6,160	189	828	6,349	7,177	(426)	2000	34
Irving	TX	—	—	8,550	446	—	8,996	8,996	(583)	2004	34
Irving	TX	7,230	1,604	16,107	425	1,604	16,532	18,136	(937)	2006	40
Irving	TX	6,538	1,955	12,793	19	1,955	12,812	14,767	(721)	2006	40
Lancaster	TX	—	162	3,830	241	162	4,071	4,233	(251)	2006	39
Lewisville	TX	5,562	561	8,043	86	561	8,129	8,690	(528)	2000	34
Longview	TX	—	102	7,998	—	102	7,998	8,100	(2,625)	1992	45
Lufkin	TX	—	338	2,383	—	338	2,383	2,721	(745)	1992	45
McKinney	TX	—	541	6,217	182	541	6,399	6,940	(1,202)	2003	36
McKinney	TX	—	—	636	7,353	—	7,989	7,989	(1,221)	2003	40
Nassau Bay	TX	5,816	812	8,883	290	812	9,173	9,985	(588)	2000	37
North Richland Hills	TX	—	—	8,942	175	—	9,117	9,117	(538)	2006	40
Pampa	TX	—	84	3,242	54	84	3,296	3,380	(1,057)	1992	45
Pearland	TX	6,752	—	4,014	3,598	—	7,612	7,612	(431)	2006	40
Plano	TX	4,307	1,700	7,810	335	1,700	8,145	9,845	(2,862)	1999	25
Plano	TX	8,179	1,210	9,588	461	1,210	10,049	11,259	(703)	2000	34
Plano	TX	11,116	1,389	12,768	476	1,389	13,244	14,633	(909)	2002	36
Plano	TX	—	2,049	18,793	825	2,059	19,608	21,667	(2,166)	2006	40
Plano	TX	—	3,300	—	—	3,300	—	3,300	—	2006	N/A
San Antonio	TX	—	—	9,193	516	12	9,697	9,709	(833)	2006	35
San Antonio	TX	5,146	—	8,699	370	—	9,069	9,069	(778)	2006	35
Sugarland	TX	4,122	1,078	5,158	443	1,084	5,595	6,679	(415)	2000	34
Texarkana	TX	7,036	1,117	7,423	78	1,177	7,441	8,618	(448)	2006	40
Texas City	TX	6,739	—	9,519	157	—	9,676	9,676	(570)	2000	37
Victoria	TX	—	125	8,977	—	125	8,977	9,102	(2,807)	1994	45
Bountiful	UT	—	276	5,237	—	276	5,237	5,513	(1,531)	1995	45
Castle Dale	UT	—	50	1,818	63	50	1,881	1,931	(521)	1998	35
Centerville	UT	255	300	1,288	170	300	1,458	1,758	(401)	1999	35
Grantsville	UT	—	50	429	—	50	429	479	(121)	1999	35
Kaysville	UT	—	530	4,493	—	530	4,493	5,023	(732)	2001	43
Layton	UT	473	—	2,827	—	—	2,827	2,827	(740)	1999	35
Layton	UT	—	371	7,073	90	389	7,145	7,534	(1,608)	2001	35
Ogden	UT	311	180	1,695	52	180	1,747	1,927	(518)	1999	35
Ogden	UT	—	106	4,464	225	106	4,689	4,795	(453)	2006	40
Orem	UT	—	337	8,744	528	306	9,303	9,609	(3,051)	1999	35
Providence	UT	—	240	3,876	130	240	4,006	4,246	(1,249)	1999	35
Salt Lake City	UT	—	190	779	61	201	829	1,030	(228)	1999	35
Salt Lake City	UT	1,803	180	14,792	297	180	15,089	15,269	(4,291)	1999	35
Salt Lake City	UT	—	3,000	7,541	152	3,000	7,693	10,693	(1,431)	2001	38
Salt Lake City	UT	—	509	4,044	442	509	4,486	4,995	(701)	2003	37
Salt Lake City	UT	—	220	10,732	481	220	11,213	11,433	(3,241)	1999	35
Springville	UT	—	85	1,493	52	85	1,545	1,630	(427)	1999	35
Stansbury	UT	2,170	450	3,201	87	450	3,288	3,738	(557)	2001	45
Washington Terrace	UT	—	—	4,573	142	—	4,715	4,715	(1,519)	1999	35
Washington Terrace	UT	—	—	2,692	100	—	2,792	2,792	(938)	1999	35
West Valley	UT	—	410	8,266	1,002	410	9,268	9,678	(1,606)	2002	35

HCP, Inc.

Schedule III: Real Estate and Accumulated Depreciation (Continued)

December 31, 2008

(In thousands)

						Gross Amount at Which Carried As of December 31, 2008
			Initial Cost to Company								Life on Which Depreciation in Latest Income Statement is Computed
City	State	Encumbrances at 12/31/08(1)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total(2)(3)	Accumulated Depreciation	Year Acquired/ Constructed
West Valley	UT	—	1,070	17,463	15	1,070	17,478	18,548	(4,928)	1999	35
Fairfax	VA	—	8,396	16,710	1,251	8,396	17,961	26,357	(1,395)	2006	28
Reston	VA	—	—	11,902	43	—	11,945	11,945	(1,492)	2003	43
Renton	WA	—	—	18,724	333	—	19,057	19,057	(5,299)	1999	35
Seattle	WA	—	—	52,703	1,511	—	54,214	54,214	(8,073)	2004	39
Seattle	WA	—	—	24,382	1,274	21	25,635	25,656	(3,598)	2004	36
Seattle	WA	—	—	5,625	500	—	6,125	6,125	(2,344)	2004	10
Seattle	WA	—	—	2,050	792	94	2,748	2,842	(674)	2004	25
Seattle	WA	—	—	7,293	765	—	8,058	8,058	(1,553)	2004	33
Seattle	WA	—	—	38,925	91	—	39,016	39,016	(1,957)	2007	30
Charleston	WV	—	465	271	53	465	324	789	(34)	2000	34
Charleston	WV	—	803	1,436	372	803	1,808	2,611	(155)	2000	34
Mexico City	DF	—	415	3,739	—	415	3,739	4,154	(522)	2006	40

		$499,820	$187,661	$1,716,488	$143,024	$188,362	$1,856,741	$2,045,103	$(257,854)

Hospital
Little Rock	AR	$—	$709	$9,604	$—	$709	$9,604	$10,313	$(3,883)	1990	45
Peoria	AZ	—	1,565	7,050	—	1,565	7,050	8,615	(2,955)	1988	45
Fresno	CA	—	3,652	29,113	1,994	3,652	31,107	34,759	(1,652)	2006	40
Irvine	CA	—	18,000	70,800	—	18,000	70,800	88,800	(18,549)	1999	35
Colorado Springs	CO	—	690	8,338	—	690	8,338	9,028	(3,335)	1989	45
Palm Beach Garden	FL	—	4,200	58,250	—	4,200	58,250	62,450	(15,258)	1999	35
Roswell	GA	—	6,900	55,300	—	6,900	54,859	61,759	(14,426)	1999	35
Atlanta	GA	—	4,300	13,690	—	4,300	13,690	17,990	(1,750)	2007	40
Overland Park	KS	—	2,316	10,681	—	2,316	10,681	12,997	(4,635)	1989	45
Slidell	LA	—	3,514	23,410	—	3,514	23,410	26,924	(11,452)	1985	40
Plaquemine	LA	—	636	9,722	—	636	4,433	5,069	(4,350)	1992	35
Slidell	LA	—	1,490	22,034	—	1,490	22,034	23,524	(1,611)	2006	40
Baton Rouge	LA	—	690	8,545	—	690	8,545	9,235	(394)	2007	40
Hickory	NC	—	2,600	69,900	—	2,600	69,900	72,500	(18,307)	1999	35
Dallas	TX	—	1,820	8,508	26	1,820	8,534	10,354	(738)	2007	40
Dallas	TX	—	18,840	138,235	—	18,840	138,235	157,075	(7,523)	2007	35
Plano	TX	—	6,290	22,686	—	6,290	22,686	28,976	(959)	2007	25
San Antonio	TX	—	1,990	11,184	—	1,990	11,174	13,164	(5,114)	1987	45
Greenfield	WI	—	620	9,542	—	620	9,542	10,162	(700)	2006	40

		$—	$80,822	$586,592	$2,020	$80,822	$582,872	$663,694	$(117,591)

Skilled nursing
Livermore	CA	$—	$610	$1,711	$1,125	$610	$2,836	$3,446	$(1,720)	1985	25
Perris	CA	—	336	3,021	—	336	3,021	3,357	(1,112)	1998	25
Vista	CA	—	653	6,012	90	653	6,102	6,755	(2,441)	1997	25
Fort Collins	CO	—	499	1,913	1,454	499	3,367	3,866	(2,058)	1985	25
Morrison	CO	—	1,429	5,464	4,019	1,429	9,483	10,912	(5,457)	1985	24
Statesboro	GA	—	168	1,508	—	168	1,508	1,676	(578)	1992	25
Rexburg	ID	—	200	5,310	—	200	5,310	5,510	(1,764)	1998	35
Angola	IN	—	130	2,900	—	130	2,900	3,030	(760)	1999	35
Fort Wayne	IN	—	200	4,150	2,667	200	6,817	7,017	(1,187)	1999	38
Fort Wayne	IN	—	140	3,760	—	140	3,760	3,900	(985)	1999	35
Huntington	IN	—	30	2,970	338	30	3,308	3,338	(786)	1999	35
Jasper	IN	—	165	5,952	359	165	6,311	6,476	(1,354)	2001	35
Kokomo	IN	—	250	4,622	1,294	250	5,916	6,166	(1,219)	1999	45
New Albany	IN	—	230	6,595	—	230	6,595	6,825	(1,460)	2001	35
Tell City	IN	—	95	6,208	1,301	95	7,509	7,604	(1,127)	2001	45
Cynthiana	KY	—	192	4,875	—	192	4,875	5,067	(473)	2004	40
Mayfield	KY	—	218	2,797	—	218	2,797	3,015	(1,560)	1986	40
Franklin	LA	—	405	3,424	—	405	3,424	3,829	(1,208)	1998	25
Morgan City	LA	—	203	2,050	—	203	2,050	2,253	(841)	1998	25
Westborough	MA	—	858	2,975	2,894	858	5,869	6,727	(2,446)	1985	30
Bad Axe	MI	—	400	4,386	—	400	4,386	4,786	(1,115)	1998	40
Deckerville	MI	—	39	2,966	—	39	2,966	3,005	(1,453)	1986	45
Mc Bain	MI	—	12	2,424	—	12	2,424	2,436	(1,196)	1986	45
Las Vegas	NV	—	1,300	3,950	—	1,300	3,950	5,250	(1,035)	1999	35
Las Vegas	NV	—	1,300	5,800	—	1,300	5,800	7,100	(1,519)	1999	35

HCP, Inc.

Schedule III: Real Estate and Accumulated Depreciation (Continued)

December 31, 2008

(In thousands)

						Gross Amount at Which Carried As of December 31, 2008
			Initial Cost to Company								Life on Which Depreciation in Latest Income Statement is Computed
City	State	Encumbrances at 12/31/08(1)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total(2)(3)	Accumulated Depreciation	Year Acquired/ Constructed
Fairborn	OH	—	250	4,850	—	250	4,850	5,100	(1,270)	1999	35
Georgetown	OH	—	130	4,970	—	130	4,970	5,100	(1,302)	1999	35
Marion	OH	—	218	2,971	—	218	2,971	3,189	(2,129)	1986	30
Newark	OH	—	400	8,588	—	400	8,588	8,988	(5,282)	1986	35
Port Clinton	OH	—	370	3,630	—	370	3,630	4,000	(951)	1999	35
Springfield	OH	—	250	3,950	1,711	250	5,661	5,911	(1,035)	1999	35
Toledo	OH	—	120	5,130	—	120	5,130	5,250	(1,344)	1999	35
Versailles	OH	—	120	4,980	—	120	4,980	5,100	(1,304)	1999	35
Carthage	TN	—	129	2,406	—	129	2,406	2,535	(441)	2004	35
Loudon	TN	—	26	3,879	—	26	3,879	3,905	(2,434)	1986	35
Maryville	TN	—	160	1,472	—	160	1,472	1,632	(735)	1986	45
Maryville	TN	—	307	4,376	—	307	4,376	4,683	(2,106)	1986	45
Fort Worth	TX	—	243	2,036	270	243	2,306	2,549	(877)	1998	25
Ogden	UT	—	250	4,685	—	250	4,685	4,935	(1,555)	1998	35
Fishersville	VA	—	751	7,734	—	751	7,734	8,485	(1,332)	2004	40
Floyd	VA	—	309	2,263	—	309	2,263	2,572	(690)	2004	25
Independence	VA	—	206	8,366	—	206	8,366	8,572	(1,404)	2004	40
Newport News	VA	—	535	6,192	—	535	6,192	6,727	(1,112)	2004	40
Roanoke	VA	—	586	7,159	—	586	7,159	7,745	(1,219)	2004	40
Staunton	VA	—	422	8,681	—	422	8,681	9,103	(1,464)	2004	40
Williamsburg	VA	—	699	4,886	—	699	4,886	5,585	(917)	2004	40
Windsor	VA	—	319	7,543	—	319	7,543	7,862	(1,285)	2004	40
Woodstock	VA	—	603	5,395	—	603	5,395	5,998	(970)	2004	40

		$—	$17,465	$213,885	$17,522	$17,465	$231,407	$248,872	$(70,012)

Total continuing operations properties		$1,553,724	$1,550,406	$7,644,085	$350,970	$1,551,168	$7,980,600	$9,531,768	$(824,298)

Corporate and other assets		—	—	2,729	3,249	—	5,978	5,978	(3,357)

Total		$1,553,724	$1,550,406	$7,646,814	$354,219	$1,551,168	$7,986,578	$9,537,746	$(827,655)

*
Property is in development and not yet placed in service.

(1)
Encumbrances include mortgage debt and other debt aggregating $1.6 billion. At December 31, 2008, $88 million of mortgage debt encumbered assets accounted for as direct financing leases, which are excluded from Schedule III above.

(2)
The Company recognized impairment losses of $7.8 million during the year ended December 31, 2008, as a result of a decrease in expected cash flows.

(3)
At December 31, 2008, the tax basis of the Company's net assets is less than the reported amounts by $1.5 billion.

HCP, Inc.

Schedule III: Real Estate and Accumulated Depreciation (Continued)

December 31, 2008

(In thousands)

        (b)   A summary of activity for real estate and accumulated depreciation for the year ended December 31, 2008, 2007 and 2006 follows (in thousands):

	Year ended December 31,
	2008	2007	2006
Real estate:
Balances at beginning of year	$9,431,291	$5,903,901	$2,550,876
Acquisition of real state, development and improvements	194,325	3,552,069	5,271,493
Disposition of real estate	(523,687)	(2,229,454)	(493,997)
Impairments	(7,774)	—	(3,577)
Balances associated with changes in reporting presentation(4)	443,591	2,204,775	(1,420,894)

Balances at end of year	$9,537,746	$9,431,291	$5,903,901

Accumulated depreciation:
Balances at beginning of year	$605,881	$410,202	$318,258
Depreciation expense	237,301	199,117	99,697
Disposition of real estate	(112,738)	(113,518)	(121,476)
Balances associated with changes in reporting presentation(4)	97,211	110,080	113,723

Balances at end of year	$827,655	$605,881	$410,202

(4)
The balances associated with changes in reporting presentation represent real estate and accumulated depreciation related to properties placed into discontinued operations as of December 31, 2008.