Form 10-Q
period 2009-03-31
HCP, INC.
filed 2009-04-28
CIK 765880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  YES  ☒   NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files) YES  ☐   NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
YES  ☐  NO  ☒

As of April 15, 2009, there were 253,974,711 shares of the registrant’s $1.00 par value common stock outstanding.

HCP, INC.

INDEX

PART I. FINANCIAL INFORMATION

HCP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Real estate:
Buildings and improvements	$7,758,432	$7,752,714
Development costs and construction in progress	240,690	224,337
Land	1,550,286	1,550,219
Less accumulated depreciation and amortization	880,881	820,441
Net real estate	8,668,527	8,706,829
Net investment in direct financing leases	648,411	648,234
Loans receivable, net	1,074,874	1,076,392
Investments in and advances to unconsolidated joint ventures	267,350	272,929
Accounts receivable, net of allowance of $18,508 and $18,413, respectively	29,046	34,211
Cash and cash equivalents	66,376	57,562
Restricted cash	32,973	35,078
Intangible assets, net	482,329	505,986
Real estate held for sale, net	15,120	19,799
Other assets, net	516,283	492,806
Total assets	$11,801,289	$11,849,826
LIABILITIES AND EQUITY
Bank line of credit	$235,000	$150,000
Bridge and term loans	520,000	520,000
Senior unsecured notes	3,524,338	3,523,513
Mortgage debt	1,603,838	1,641,734
Other debt	101,047	102,209
Intangible liabilities, net	223,749	232,654
Accounts payable and accrued liabilities	190,100	211,691
Deferred revenue	72,305	60,185
Total liabilities	6,470,377	6,441,986

Commitments and contingencies

Preferred stock, $1.00 par value: 50,000,000 shares authorized; 11,820,000 shares issued and outstanding, liquidation preference of $25 per share	285,173	285,173
Common stock, $1.00 par value: 750,000,000 shares authorized; 253,975,040 and 253,601,454 shares issued and outstanding, respectively	253,975	253,601
Additional paid-in capital	4,870,942	4,873,727
Cumulative dividends in excess of earnings	(203,359)	(130,068)
Accumulated other comprehensive loss	(77,469)	(81,162)
Total stockholders’ equity	5,129,262	5,201,271

Joint venture partners	8,245	12,912
Non-managing member unitholders	193,405	193,657
Total noncontrolling interests	201,650	206,569
Total equity	5,330,912	5,407,840
Total liabilities and equity	$11,801,289	$11,849,826

See accompanying Notes to Condensed Consolidated Financial Statements.

HCP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues:
Rental and related revenues	$213,588	$206,905
Tenant recoveries	23,664	21,447
Income from direct financing leases	12,925	14,974
Investment management fee income	1,438	1,467
Total revenues	251,615	244,793

Costs and expenses:
Depreciation and amortization	80,537	77,632
Operating	47,676	48,221
General and administrative	18,991	20,445
Total costs and expenses	147,204	146,298

Other income (expense):
Interest and other income, net	24,333	35,322
Interest expense	(76,674)	(96,263)
Total other income (expense)	(52,341)	(60,941)

Income before income taxes and equity income (loss) from unconsolidated joint ventures	52,070	37,554
Income taxes	(915)	(2,241)
Equity income (loss) from unconsolidated joint ventures	(462)	1,288
Income from continuing operations	50,693	36,601

Discontinued operations:
Income before gain on sales of real estate, net of income taxes	659	9,389
Gain on sales of real estate, net of income taxes	1,357	10,138
Total discontinued operations	2,016	19,527

Net income	52,709	56,128
Noncontrolling interests’ and participating securities’ share in earnings	(4,141)	(6,266)
Preferred stock dividends	(5,283)	(5,283)
Net income applicable to common shares	$43,285	$44,579

Basic earnings per common share:
Continuing operations	$0.16	$0.12
Discontinued operations	0.01	0.09
Net income applicable to common shares	$0.17	$0.21

Diluted earnings per common share:
Continuing operations	$0.16	$0.12
Discontinued operations	0.01	0.09
Net income applicable to common shares	$0.17	$0.21

Weighted average shares used to calculate earnings per common share:
Basic	253,335	216,773
Diluted	253,423	217,391

Dividends declared per common share	$0.460	$0.455

See accompanying Notes to Condensed Consolidated Financial Statements.

HCP, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(In thousands)

(Unaudited)

						Cumulative	Accumulated
					Additional	Dividends	Other	Total
	Preferred Stock		Common Stock		Paid-In	In Excess	Comprehensive	Stockholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Of Earnings	Income (Loss)	Equity	Interests	Equity
January 1, 2009	11,820	$285,173	253,601	$253,601	$4,873,727	$(130,068)	$(81,162)	$5,201,271	$206,569	$5,407,840
Comprehensive income:
Net income	—	—	—	—	—	48,883	—	48,883	3,826	52,709
Change in net unrealized gains (losses) on securities:
Unrealized gains	—	—	—	—	—	—	3,838	3,838	—	3,838
Less reclassification adjustment realized in net income	—	—	—	—	—	—	310	310	—	310
Change in net unrealized gains (losses) on cash flow hedges:
Unrealized losses	—	—	—	—	—	—	(90)	(90)	—	(90)
Less reclassification adjustment realized in net income	—	—	—	—	—	—	130	130	—	130
Change in Supplemental Executive Retirement Plan obligation	—	—	—	—	—	—	22	22	—	22
Foreign currency translation adjustment	—	—	—	—	—	—	(517)	(517)	—	(517)
Total comprehensive income										56,402
Issuance of common stock, net	—	—	465	465	446	—	—	911	(246)	665
Repurchase of common stock	—	—	(91)	(91)	(2,052)	—	—	(2,143)	—	(2,143)
Amortization of deferred compensation	—	—	—	—	3,546	—	—	3,546	—	3,546
Preferred dividends	—	—	—	—	—	(5,283)	—	(5,283)	—	(5,283)
Common dividends ($0.46 per share)	—	—	—	—	—	(116,891)	—	(116,891)	—	(116,891)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(4,127)	(4,127)
Purchase of noncontrolling interests	—	—	—	—	(4,725)	—	—	(4,725)	(4,372)	(9,097)
March 31, 2009	11,820	$285,173	253,975	$253,975	$4,870,942	$(203,359)	$(77,469)	$5,129,262	$201,650	$5,330,912

See accompanying Notes to Condensed Consolidated Financial Statements.

HCP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$52,709	$56,128
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate, in-place lease and other intangibles:
Continuing operations	80,537	77,632
Discontinued operations	61	4,726
Amortization of above and below market lease intangibles, net	(2,660)	(2,152)
Stock-based compensation	3,546	3,526
Amortization of debt premiums, discounts and issuance costs, net	2,768	3,039
Straight-line rents	(11,422)	(9,782)
Interest accretion	(6,121)	(6,292)
Deferred rental revenue	6,914	8,605
Equity loss (income) from unconsolidated joint ventures	462	(1,288)
Distributions of earnings from unconsolidated joint ventures	1,468	1,191
Gain on sales of real estate	(1,357)	(10,138)
Marketable securities losses, net	309	113
Derivative losses, net	439	—
Changes in:
Accounts receivable	5,165	12,043
Other assets	(1,050)	10,480
Accounts payable and accrued liabilities	(14,756)	(16,156)
Net cash provided by operating activities	117,012	131,675
Cash flows from investing activities:
Acquisitions and development of real estate	(20,269)	(42,962)
Lease commissions and tenant and capital improvements	(9,642)	(18,107)
Proceeds from sales of real estate, net	5,764	29,590
Contributions to unconsolidated joint ventures	—	(472)
Distributions in excess of earnings from unconsolidated joint ventures	1,714	2,316
Principal repayments on loans receivable and direct financing leases	2,485	2,155
Investments in loans receivable	(16)	(602)
Decrease in restricted cash	2,105	6,763
Net cash used in investing activities	(17,859)	(21,319)
Cash flows from financing activities:
Net borrowings under bank line of credit	85,000	66,900
Repayments of mortgage debt	(38,463)	(12,071)
Issuance of common stock and exercise of options	665	6,265
Repurchase of common stock	(2,143)	(2,022)
Dividends paid on common and preferred stock and participating securities	(122,174)	(104,370)
Purchase of noncontrolling interests	(9,097)	—
Distributions to noncontrolling interests	(4,127)	(7,327)
Net cash used in financing activities	(90,339)	(52,625)
Net increase in cash and cash equivalents	8,814	57,731
Cash and cash equivalents, beginning of period	57,562	96,269
Cash and cash equivalents, end of period	$66,376	$154,000

See accompanying Notes to Condensed Consolidated Financial Statements.

HCP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)         Business

HCP, Inc. is a Maryland corporation that is organized to qualify as a self-administered real estate investment trust (“REIT”) which, together with its consolidated entities (collectively, “HCP” or the “Company”), invests primarily in real estate serving the healthcare industry in the United States. The Company acquires, develops, leases, disposes and manages healthcare real estate and provides financing to healthcare providers.

(2)         Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

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

The Company applies Financial Accounting Standards Board (‘‘FASB’’) Interpretation No. 46R, Consolidation of Variable Interest Entities, as revised (‘‘FIN 46R’’), for arrangements with variable interest entities. FIN 46R provides guidance on the identification of entities for which control is achieved through means other than voting rights (‘‘variable interest entities’’ or ‘‘VIEs’’) and the determination of which business enterprise is the primary beneficiary of the VIE. A variable interest entity is broadly defined as an entity where either (i) the equity investors as a group, if any, do not have a controlling financial interest, or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. The Company consolidates investments in VIEs when the Company is the primary beneficiary at either the creation of the variable interest entity or upon the occurrence of a qualifying reconsideration event. Qualifying reconsideration events include, but are not limited to, the modification of contractual arrangements that affect the characteristics or adequacy of the entity’s equity investments at risk and the disposal of all or a portion of an interest held by the primary beneficiary. At March 31, 2009, the Company did not consolidate any significant variable interest entities.

The Company uses qualitative and quantitative approaches when determining whether it is (or is not) the primary beneficiary of a VIE. Consideration of various factors includes, but is not limited to, the form of the Company’s ownership interest, its representation on the entity’s governing body, the size and seniority of its investment, various cash flow scenarios related to the VIE, its ability to participate in policy making decisions and the rights of the other investors to participate in the decision making process and to replace the Company as manager and/or liquidate the venture, if applicable.

At March 31, 2009, the Company had 80 properties leased to a total of nine tenants that have been identified as VIEs (‘‘VIE tenants’’) and a loan to a borrower that has been identified as a VIE. The Company acquired these leases and loan on October 5, 2006 in its merger with CNL Retirement Properties, Inc. (‘‘CRP’’). CRP determined it was not the primary beneficiary of these VIEs, and the Company is required to carry forward CRP’s accounting conclusions after the acquisition relative to their primary beneficiary assessments, provided the Company does not believe CRP’s accounting to be in error. The Company believes that its accounting for the VIEs is the appropriate application of FIN 46R. On December 21, 2007, the Company made an investment of approximately $900 million in mezzanine loans where each mezzanine borrower has been identified as a VIE. The Company has also determined that it is not the primary beneficiary of these VIEs.

The carrying amount and classification of the related assets, liabilities and maximum exposure to loss as a result of the Company’s involvement with VIEs are presented below (in thousands):

VIE Type	Maximum Loss Exposure(1)	Asset/Liability Type	Carrying Amount
VIE tenants—operating leases	$767,007	Lease intangibles, net and straight-line rent receivables	$35,873
VIE tenants—DFLs(2)	658,099	Net investment in DFLs	213,534
Senior secured loans	80,158	Loans receivable, net	80,158
Mezzanine loans	922,153	Loans receivable, net	922,153

(1)

The Company’s maximum loss exposure related to the VIE tenants represents the future minimum lease payments over the remaining term of the respective leases, which may be mitigated by re-leasing the respective properties to new tenants. The Company’s maximum loss exposure related to loans to VIEs represents the carrying amount of the respective loan.

(2)	Direct financing leases (“DFLs”).

See Notes 6 and 11 for additional description of the nature, purpose and activities of the Company’s variable interest entities and the Company’s interests therein.

The Company applies Emerging Issues Task Force (‘‘EITF’’) Issue 04-5, Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights (‘‘EITF 04-5’’), to investments in joint ventures. EITF 04-5 provides guidance on the type of rights held by the limited partner(s) that preclude consolidation in circumstances in which the sole general partner would otherwise consolidate the limited partnership in accordance with GAAP. The assessment of limited partners’ rights and their impact on the presumption of control over limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if (i) there is a change to the terms or in the exercisability of the rights of the limited partners, (ii) the sole general partner increases or decreases its ownership in the limited partnership interests, or (iii) there is an increase or decrease in the number of outstanding limited partnership interests. EITF 04-5 also applies to managing member interests in limited liability companies.

Investments in Unconsolidated Joint Ventures

Investments in entities which the Company does not consolidate but for which the Company has the ability to exercise significant influence over operating and financial policies are reported under the equity method of accounting. Under the equity method of accounting, the Company’s share of the investee’s earnings or losses are included in the Company’s consolidated results of operations.

The initial carrying value of investments in unconsolidated joint ventures is based on the amount paid to purchase the joint venture interest or the carrying value of the assets prior to the sale of interests in the joint venture. To the extent that the Company’s cost basis is different from the basis reflected at the joint venture level, the basis difference is generally amortized over the life of the related assets and liabilities and included in the Company’s share of equity in earnings of the joint venture. The Company evaluates its equity method investments for impairment based upon a comparison of the estimated fair value of the equity method investment to its carrying value in accordance with APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. When the Company determines a decline in the estimated fair value of an investment in an unconsolidated joint venture below its carrying value is other-than-temporary, an impairment is recorded. The Company recognizes gains on the sale of interests in joint ventures to the extent the economic substance of the transaction is a sale in accordance with the American Institute of Certified Public Accountants Statement of Position 78-9, Accounting for Investments in Real Estate Ventures, and Statement of Financial Accounting Standards (‘‘SFAS’’) No. 66, Accounting for Sales of Real Estate (‘‘SFAS No. 66’’).

Revenue Recognition

Rental income from tenants is recognized in accordance with GAAP, including SEC Staff Accounting Bulletin No. 104, Revenue Recognition (‘‘SAB 104’’). The Company recognizes rental revenue on a straight-line basis over the lease term when collectibility is reasonably assured and the tenant has taken possession or controls the physical use of the leased asset. For assets acquired subject to leases, the Company recognizes revenue upon acquisition of the asset provided the tenant has taken possession or controls the physical use of the leased asset. If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:

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

For leases with minimum scheduled rent increases, the Company recognizes income on a straight-line basis over the lease term when collectibility is reasonably assured. Recognizing rental income on a straight-line basis for leases results in recognized revenue exceeding amounts contractually due from tenants. Such cumulative excess amounts are included in other assets and were $124 million and $112 million, net of allowances, at March 31, 2009 and December 31, 2008, respectively. If the Company determines that collectibility of straight-line rents is not reasonably assured, the Company limits future recognition to amounts contractually owed, and, where appropriate, establishes an allowance for estimated losses.

The Company maintains an allowance for doubtful accounts, including an allowance for straight-line rent receivables, for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. The Company monitors the liquidity and creditworthiness of its tenants and operators on an ongoing basis. This evaluation considers industry and economic conditions, property performance, credit enhancements and other factors. For straight-line rent amounts, the Company’s assessment is based on amounts estimated to be recoverable over the term of the lease. At March 31, 2009 and December 31, 2008, respectively, the Company had an allowance of $46.9 million and $40.3 million, included in other assets, as a result of the Company’s determination that collectibility is not reasonably assured for certain straight-line rent amounts.

The Company receives management fees from its investments in certain joint venture entities for various services provided as the managing member of the entities. Management fees are recorded as revenue when management services have been performed. Intercompany profit for management fees is eliminated.

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

The Company uses the direct finance method of accounting to record income from DFLs. For leases accounted for as DFLs, future minimum lease payments are recorded as a receivable. The difference between the future minimum lease payments and the estimated residual values less the cost of the properties is recorded as unearned income. Unearned income is deferred and amortized to income over the lease terms to provide a constant yield when collectibility of the lease payments is reasonably assured. Investments in DFLs are presented net of unamortized unearned income.

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

Allowances are established for loans and DFLs based upon an estimate of probable losses for the individual loans and DFLs deemed to be impaired. Loans and DFLs are impaired when it is deemed probable that the Company will be unable to collect all amounts due on a timely basis in accordance with the contractual terms of the loan or lease. The allowance is based upon the Company’s assessment of the borrower’s or lessee’s overall financial condition, resources and payment record; the prospects for support from any financially responsible guarantors; and, if appropriate, the realizable value of any collateral. These estimates consider all available evidence including, as appropriate, the present value of the expected future cash flows discounted at the loan’s or DFL’s effective interest rate, the fair value of collateral, general economic conditions and trends, historical and industry loss experience, and other relevant factors.

Loans and DFLs are placed on non-accrual status at such time as management determines that collectibility of contractual amounts is not reasonably assured. While on non-accrual status, loans or DFLs are either accounted for on a cash basis, in which income is recognized only upon receipt of cash, or on a cost-recovery basis, in which all cash receipts reduce the carrying value of the loan or DFL, based on the Company’s judgment of collectibility.

Real Estate

Real estate, consisting of land, buildings and improvements, is recorded at cost. The Company allocates the cost of the acquisition, including the assumption of liabilities, to the acquired tangible assets and identifiable intangibles based on their estimated fair values in accordance with SFAS No. 141R, Business Combinations, as revised (“SFAS No. 141R”). Prior to the adoption of SFAS No. 141R on January 1, 2009, the Company applied SFAS No. 141, Business Combinations.

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

The Company records acquired “above and below” market leases at fair value using discount rates which reflect the risks associated with the leases acquired. The amount recorded is based on the present value of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each in-place lease, measured over a period equal to the remaining term of the lease for above market leases and the initial term plus the extended term for any leases with below market renewal options. Other intangible assets acquired include amounts for in-place lease values that are based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes estimates of lost rents at market rates during the hypothetical expected lease-up periods, which are dependent on local market conditions. In estimating costs to execute similar leases, the Company considers leasing commissions, legal and other related costs.

The Company capitalizes direct construction and development costs, including predevelopment costs, interest, property taxes, insurance and other costs directly related and essential to the acquisition, development or construction of a real estate project. In accordance with SFAS No. 34, Capitalization of Interest Cost, and SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, construction and development costs are capitalized while substantive activities are ongoing to prepare an asset for its intended use. The Company considers a construction project as substantially complete and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. Costs incurred after a project is substantially complete and ready for its intended use, or after development activities have ceased, are expensed as incurred. For redevelopment of existing operating properties, the net book value of the existing property under redevelopment plus the cost for the construction and improvement incurred in connection with the redevelopment are capitalized. Costs previously capitalized related to abandoned acquisitions or developments are charged to earnings. Expenditures for repairs and maintenance are expensed as incurred. The Company considers costs incurred in conjunction with re-leasing properties, including for tenant improvements and lease commissions, to be the acquisition of productive assets and are reflected as investment activities in the Company’s statement of cash flows.

The Company computes depreciation on properties using the straight-line method over the assets’ estimated useful lives. Depreciation is discontinued when a property is identified as held-for-sale. Buildings and improvements are depreciated over useful lives ranging up to 45 years. Above and below market lease intangibles are amortized primarily to revenue over the remaining noncancellable lease terms and bargain renewal periods, if any. Other in-place lease intangibles are amortized to expense over the remaining noncancellable lease term and bargain renewal periods, if any.

Impairment of Long-Lived Assets and Goodwill

The Company assesses the carrying value of real estate assets and related intangibles (“real estate assets”), whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (“SFAS No. 144”). The Company tests its real estate assets for impairment by comparing the sum of the expected undiscounted cash flows to the carrying amount of the real estate asset or asset group. If the carrying value exceeds the expected undiscounted cash flows, an impairment loss will be recognized by adjusting the carrying amount of the real estate assets to its estimated fair value.

Goodwill is tested for impairment by applying the two-step approach defined in SFAS No. 142, Goodwill and Other Intangible Assets, at least annually and whenever the Company identifies triggering events that may indicate impairment. Potential impairment indicators include a significant decline in real estate valuations, restructuring plans or a decline in the Company’s market capitalization below book value. The Company tests for impairment of its goodwill by comparing the estimated fair value of a reporting unit containing goodwill to its carrying value. If the carrying value exceeds the fair value, the second step of the test is needed to measure the amount of potential goodwill impairment. The second step requires the fair value of the reporting unit to be allocated to all the assets and liabilities of the reporting unit as if it had been acquired in a business combination at the date of the impairment test. The excess fair value of the reporting unit over the fair value of assets and liabilities is the implied value of goodwill and is used to determine the amount of impairment. The Company selected the fourth quarter of each fiscal year to perform its annual impairment test.

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

SFAS No. 123R requires all share-based awards granted on or after January 1, 2006 to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Compensation expense for awards with graded vesting is generally recognized ratably over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional services. Prior to the adoption of SFAS No. 123R, the Company applied the fair value provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, for stock-based awards granted prior to January 1, 2006.

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

The Company applies SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires the recognition of all derivative instruments, including embedded derivatives required to be bifurcated, as assets or liabilities in the Company’s condensed consolidated balance sheet at fair value. Changes in the fair value of derivative instruments that are not designated as hedges or that do not meet the criteria for hedge accounting under SFAS No. 133 are recognized in earnings. For derivatives designated as hedging instruments in qualifying hedging relationships, the change in fair value of the effective portion of the derivatives is recognized in accumulated other comprehensive income (loss) whereas the change in fair value of the ineffective portion is recognized in earnings.

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

Segment Reporting

The Company reports its condensed consolidated financial statements in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”). The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by healthcare sector. The Company’s business includes five segments: (i) senior housing, (ii) life science, (iii) medical office, (iv) hospital and (v) skilled nursing.

Noncontrolling Interests and Mandatorily Redeemable Financial Instruments

The Company applies SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51 (“SFAS No. 160”), for arrangements with noncontrolling interests. SFAS No. 160 requires that minority interests be recharacterized as noncontrolling interests and be reported as a component of equity separate from the parent’s equity. Purchases or sales of equity interests that do not result in a change in control should be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest is included in consolidated net income on the face of the income statement and, upon a gain or loss of control, the interest purchased or sold, as well as any interest retained, should be recorded at fair value with any gain or loss recognized in earnings. The Company adopted SFAS No. 160 beginning January 1, 2009, which applies prospectively, except for the presentation and disclosure requirements, which apply retrospectively. The adoption of SFAS No. 160 on January 1, 2009 did not have a material impact on the Company’s consolidated financial position or earnings per share.

As of March 31, 2009, there were 4.8 million non-managing member units outstanding in six limited liability companies (“LLC”), all of which the Company is the managing member: (i) HCPI/Tennessee, LLC; (ii) HCPI/Utah, LLC; (iii) HCPI/Utah II, LLC; (iv) HCP DR California, LLC; (v) HCP DR Alabama, LLC; and (vi) HCP DR MCD, LLC. The Company consolidates these entities since it exercises control and carries the noncontrolling interests at cost. The non-managing member LLC Units (“DownREIT units”) are exchangeable for an amount of cash approximating the then-current market value of shares of the Company’s common stock or, at the Company’s option, shares of the Company’s common stock (subject to certain adjustments, such as stock splits and reclassifications). At March 31, 2009, the carrying value and market value of the 4.8 million DownREIT units were $193.4 million and $114.8 million, respectively.

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

Fair Value Measurements

On January 1, 2008, the Company implemented the requirements of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), for its financial assets and liabilities. On January 1, 2009, the Company implemented the requirements of SFAS No. 157 for its non-financial assets and liabilities. The adoption of SFAS No. 157 for non-financial assets and liabilities on January 1, 2009 did not have a material impact on the Company’s consolidated financial position or results of operations.

SFAS No. 157 specifies a hierarchy of valuation techniques based on whether the inputs to a fair value measurement are considered to be observable or unobservable in a marketplace. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. This hierarchy requires the use of observable market data when available. These inputs have created the following fair value hierarchy:

•      Level 1 — quoted prices for identical instruments in active markets;

•      Level 2 — quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•      Level 3 — fair value measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The Company measures fair value using a set of standardized procedures that are outlined herein for all assets and liabilities which are required to be measured at fair value on either a recurring or non-recurring basis. When available, the Company utilizes quoted market prices from an independent third party source to determine fair value and classifies such items in Level 1. In some instances where a market price is available, but in an inactive or over-the-counter market where significant fluctuations in pricing can occur, the Company consistently applies the dealer (market maker) pricing estimate and classifies the asset or liability in Level 2.

If quoted market prices or inputs are not available, fair value measurements are based upon valuation models that utilize current market or independently sourced market inputs, such as interest rates, option volatilities, credit spreads, market capitalization rates, etc. Items valued using such internally-generated valuation techniques are classified according to the lowest level input that is significant to the fair value measurement. As a result, the asset or liability could be classified in either Level 2 or 3 even though there may be some significant inputs that are readily observable. Internal fair value models and techniques used by the Company include discounted cash flow and Black Scholes valuation models. The Company also considers the impact of the Company’s or counterparty’s credit risk on derivatives and other liabilities measured at fair value as well as the election of the mid-market pricing expedient.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS No. 159 was effective as of the beginning of an entity’s first fiscal year after November 15, 2007, and reporting periods thereafter. Currently the Company has not adopted the guidelines of SFAS No. 159 and continues to evaluate whether or not it will in future periods based on industry participant elections and financial reporting consistency with its peers.

Earnings per Share

The Company computes earnings per share in accordance with SFAS No. 128, Earnings Per Share (“SFAS No. 128”). Basic earnings per common share is computed by dividing net income applicable to common shares by the weighted average number of shares of common stock outstanding during the period.

On January 1, 2009, the Company adopted FASB Staff Position (“FSP”) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment awards are participating securities prior to vesting, and therefore, need to be included in the earnings allocation when computing earnings per share under the two-class method as described in SFAS No. 128. In accordance with FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, all prior-period earnings per share data presented was adjusted retrospectively with no material impact.

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”). FSP FAS 107-1 amends SFAS No. 107 to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies in addition to the annual financial statements. FSP FAS 107-1 also amends APB No. 28 to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 is effective for interim periods ending after June 15, 2009. Prior period presentation is not required for comparative purposes at initial adoption. The Company does not expect the adoption of FSP FAS 107-1 on July 1, 2009 to have a material impact on its consolidated financial position or results of operations.

In April 2009, the FASB issued FSP Financial Accounting Standard 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 is effective for fiscal years and interim periods beginning after

June 15, 2009. The Company does not expect the adoption of FSP FAS 115-2 and FAS 124-2 on July 1, 2009 to have a material impact on its consolidated financial position or results of operations.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for both financial and nonfinancial assets or liabilities have significantly decreased. FSP FAS 157-4 is effective for fiscal years and interim periods beginning after July 1, 2009 and shall be applied prospectively. Early adoption for periods ending before March 15, 2009, is not permitted. The Company does not expect the adoption of FSP FAS 157-4 on July 15, 2009 to have a material impact on its consolidated financial position or results of operations.

Reclassifications

Certain amounts in the Company’s condensed consolidated financial statements for prior periods have been reclassified to conform to the current period presentation. Assets sold or held for sale and associated liabilities have been reclassified on the balance sheets and operating results reclassified from continuing to discontinued operations in accordance with SFAS No. 144 (see Note 4). In accordance with SFAS No. 160, (i) all prior period noncontrolling interests on the condensed consolidated balance sheets have been reclassified as a component of equity and (ii) all prior period noncontrolling interests’ share of earnings on the condensed consolidated statements of income have been reclassified to clearly identify net income attributable to the non-controlling interest.

(3)   Acquisitions of Real Estate Properties

During the three months ended March 31, 2009, the Company funded an aggregate of $25 million for construction, tenant and other capital projects primarily in the life science segment.

During the three months ended March 31, 2008, the Company acquired a senior housing facility for $11 million and funded an aggregate of $49 million for construction, tenant and other capital projects primarily in the life science and medical office segments.

(4)   Dispositions of Real Estate, Real Estate Interests and Discontinued Operations

Dispositions of Real Estate

During the three months ended March 31, 2009, the Company sold seven properties for $6.0 million and recognized gains on sale of real estate of $1.4 million.

During the three months ended March 31, 2008, the Company sold four properties for approximately $30 million and recognized gain on sales of real estate of $10.1 million.

Properties Held for Sale

At March 31, 2009 and December 31, 2008, the Company held for sale two and nine properties with carrying amounts of $15 million and $20 million, respectively.

Results from Discontinued Operations

The following table summarizes operating income from discontinued operations and gains on sales of real estate included in discontinued operations (dollars in thousands):

	Three Months Ended March 31,
	2009	2008
Rental and related revenues	$902	$17,610
Other revenues	—	58
Total revenues	902	17,668

	Three Months Ended March 31,
	2009	2008
Depreciation and amortization expenses	61	4,726
Operating expenses	106	3,255
Other costs and expenses	76	298
Income before gain on sales of real estate, net of income taxes	$659	$9,389

Gain on sales of real estate	$1,357	$10,138

Number of properties held for sale	2	56
Number of properties sold	7	4
Number of properties included in discontinued operations	9	60

(5)   Net Investment in Direct Financing Leases

The components of net investment in DFLs consisted of the following (dollars in thousands):

	March 31,	December 31,
	2009	2008

Minimum lease payments receivable	$1,361,110	$1,373,283
Estimated residual values	467,248	467,248
Less unearned income	1,179,947	1,192,297
Net investment in direct financing leases	$648,411	$648,234
Properties subject to direct financing leases	30	30

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

Lease payments due to the Company relating to three land-only DFLs with a carrying value of $56 million at March 31, 2009, are subordinate to and, along with the land, serve as collateral for first mortgage construction loans entered into by the tenants to fund development costs related to the properties. During the three months ended December 31, 2008, the Company determined that two of these DFLs were impaired and began recognizing income on a cost-recovery basis. At March 31, 2009, the carrying value of these two DFLs was $36.7 million.

(6)   Loans Receivable

The following table summarizes the Company’s loans receivable (in thousands):

	March 31, 2009			December 31, 2008
	Real Estate Secured	Other	Total	Real Estate Secured	Other	Total
Mezzanine	$—	$999,891	$999,891	$—	$999,891	$999,891
Joint venture partners	—	785	785	—	7,055	7,055
Other	71,041	77,253	148,294	71,224	76,725	147,949
Unamortized discounts, fees and costs	—	(74,096)	(74,096)	—	(78,262)	(78,262)
Loan loss allowance	—	—	—	—	(241)	(241)
	$71,041	$1,003,833	$1,074,874	$71,224	$1,005,168	$1,076,392

On October 5, 2006, through its merger with CRP, the Company assumed an agreement to provide an affiliate of the Cirrus Group, LLC with an interest-only, senior secured term loan. The loan provided for a maturity date of December 31, 2008, with a one-year extension at the option of the borrower, subject to certain conditions, under which amounts were borrowed to finance the acquisition, development, syndication and operation of new and existing surgical partnerships. This loan accrues interest at a rate of 14.0%, of which 9.5% is payable monthly and the balance of 4.5% is deferred until maturity.

The loan is subject to equity contribution requirements, borrower financial covenants, is collateralized by assets of the borrower (comprised primarily of interests in partnerships operating surgical facilities, some of which are on the premises of properties owned by HCP Ventures IV or the Company) and is guaranteed up to $37.4 million through a combination of (i) a personal guarantee of up to $9.7 million by a principal of Cirrus, and (ii) a guarantee of the balance by other principals of Cirrus under arrangements for recourse limited to their pledged interests in certain entities owning real estate. At December 31, 2008, the borrower did not meet the conditions necessary to exercise its extension option and could not repay the loan upon maturity.  On April 22, 2009, new terms for extending the loan were reached, including the payment of a $1.1 million extension fee, and the maturity has been extended to December 31, 2010.  The Company expects to collect all amounts when due according to the amended terms of the loan agreement. At March 31, 2009 and December 31, 2008, the carrying value of this loan was $80 million and $79 million, respectively.

On December 21, 2007, the Company made an investment in mezzanine loans having an aggregate face value of $1.0 billion, for approximately $900 million, as part of the financing for The Carlyle Group’s $6.3 billion purchase of HCR ManorCare. These interest-only loans mature in January 2013 and bear interest on their face amounts at a floating rate of one-month London Interbank Offered Rate (“LIBOR”) plus 4.0%. These loans are mandatorily pre-payable in January 2012 unless the borrower satisfies certain financial conditions. The loans are secured by an indirect pledge of equity ownership in 339 HCR ManorCare facilities located in 30 states and are subordinate to other debt of approximately $3.6 billion at closing. At March 31, 2009, the carrying amount of these loans was $922.2 million.

(7)   Investments in and Advances to Unconsolidated Joint Ventures

The Company owns interests in the following entities which are accounted for under the equity method at March 31, 2009 (dollars in thousands):

Entity(1)	Properties	Investment(2)	Ownership%

HCP Ventures II	25 senior housing facilities	$140,750	35
HCP Ventures III, LLC	13 medical office buildings (“MOBs”)	11,577	30
HCP Ventures IV, LLC	54 MOBs and 4 hospitals	44,408	20
HCP Life Science(3)	4 life science facilities	63,953	50 - 63
Suburban Properties, LLC	1 MOB	4,060	67
Advances to unconsolidated joint ventures, net		2,602
		$267,350
Edgewood Assisted Living Center, LLC(4)(5)	1 senior housing facility	$(526)	45
Seminole Shores Living Center, LLC(4)(5)	1 senior housing facility	(891)	50
		$(1,417)

(1)   These joint ventures are not consolidated since the Company does not control, through voting rights or other means, the joint ventures. See Note 2 regarding the Company’s policy on consolidation.

(2)   Represents the carrying value of the Company’s investment in the unconsolidated joint venture. See Note 2 regarding the Company’s policy for accounting for joint venture interests.

(3)   Includes three unconsolidated joint ventures between the Company and an institutional capital partner for which the Company is the managing member. HCP Life Science includes the following partnerships: (i) Torrey Pines Science Center, LP (50%); (ii) Britannia Biotech Gateway, LP (55%); and (iii) LASDK, LP (63%). The unconsolidated joint ventures were acquired as part of the Company’s purchase of Slough Estates USA Inc. on August 1, 2007.

(4)   As of March 31, 2009, the Company has guaranteed in the aggregate $4 million of a total of $8 million of notes payable for these joint ventures. No amounts have been recorded related to these guarantees at March 31, 2009.

(5)   Negative investment amounts are included in accounts payable and accrued liabilities.

Summarized combined financial information for the Company’s unconsolidated joint ventures follows (in thousands):

	March 31,	December 31,
	2009	2008
Real estate, net	$1,685,968	$1,703,308
Other assets, net	189,927	184,297
Total assets	$1,875,895	$1,887,605
Notes payable	$1,160,030	$1,172,702
Accounts payable	49,099	39,883
Other partners’ capital	482,824	488,860
HCP’s capital(1)	183,942	186,160
Total liabilities and partners’ capital	$1,875,895	$1,887,605

	Three Months Ended March 31,
	2009	2008(2)
Total revenues	$46,601	$46,638
Net income (loss)	(1,146)	2,174
HCP’s equity income (loss)	(462)	1,288
Fees earned by HCP	1,438	1,467
Distributions received, net	3,182	3,507

(1)   Aggregate basis difference of the Company’s investments in these joint ventures of $79 million, as of March 31, 2009, is primarily attributable to real estate and related intangible assets.

(2)   Includes the financial information of Arborwood Living Center, LLC and Greenleaf Living Centers, LLC, which were sold on April 3, 2008 and June 12, 2008, respectively.

(8)   Intangibles

At March 31, 2009 and December 31, 2008, intangible lease assets, comprised of lease-up intangibles, above market tenant lease intangibles, below market ground lease intangibles and intangible assets related to non-compete agreements, were $666.0 million and $680.0 million, respectively. At March 31, 2009 and December 31, 2008, the accumulated amortization of intangible assets was $183.7 million and $174.0 million, respectively.

At March 31, 2009 and December 31, 2008, below market lease intangibles and above market ground lease intangibles were $290.0 million and $293.4 million, respectively. At March 31, 2009 and December 31, 2008, the accumulated amortization of intangible liabilities was $66.3 million and $60.7 million, respectively.

(9)   Other Assets

The Company’s other assets consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008
Marketable debt securities	$235,007	$228,660
Marketable equity securities	1,387	3,845
Goodwill	50,346	51,746
Straight-line rent assets, net	123,764	112,038
Deferred debt issuance costs, net	22,135	23,512
Other	83,644	73,005
Total other assets	$516,283	$492,806

The cost or amortized cost, estimated fair value and gross unrealized gains and losses on marketable securities follows (in thousands):

			Unrealized
	Cost(1)	Fair Value	Losses
March 31, 2009
Debt securities	$295,195	$235,007	$(60,188)
Equity securities	3,865	1,387	(2,478)
Total investments	$299,060	$236,394	$(62,666)

December 31, 2008
Debt securities	$295,138	$228,660	$(66,478)
Equity securities	4,181	3,845	(336)
Total investments	$299,319	$232,505	$(66,814)

(1)   Represents the original cost basis of the marketable securities reduced by other-than-temporary impairments recorded through earnings, if any.

Marketable securities with unrealized losses at March 31, 2009 are not considered to be other-than-temporarily impaired as the Company has the intent and ability to hold these investments for a period of time sufficient to allow for an anticipated recovery in fair value. The Company’s marketable debt securities accrue interest ranging from 9.25% to 9.625%, and mature between November 2016 and May 2017.

 (10)        Debt

Bank Line of Credit and Bridge and Term Loans

The Company’s revolving line of credit facility with a syndicate of banks provides for an aggregate borrowing capacity of $1.5 billion and matures on August 1, 2011. This revolving line of credit facility accrues interest at a rate per annum equal to LIBOR plus a margin ranging from 0.325% to 1.00%, depending upon the Company’s debt ratings. The Company pays a facility fee on the entire revolving commitment ranging from 0.10% to 0.25%, depending upon its debt ratings. Based on the Company’s debt ratings at March 31, 2009, the margin on the revolving line of credit facility was 0.55% and the facility fee was 0.15%. At March 31, 2009, the Company had $235 million outstanding under this revolving line of credit facility with a weighted-average effective interest rate of 1.50%.

At March 31, 2009, the outstanding balance of the Company’s bridge loan was $320 million. The bridge loan had an initial maturity date of July 31, 2008 that has been extended to July 30, 2009 through the exercise of two extension options. This bridge loan accrues interest at a rate per annum equal to LIBOR plus a margin ranging from 0.425% to 1.25%, depending upon the Company’s debt ratings (weighted-average effective interest rate of 1.23% at March 31, 2009). Based on the Company’s debt ratings at March 31, 2009, the margin on the bridge loan facility was 0.70%.

At March 31, 2009, the outstanding balance of the Company’s term loan was $200 million and matures on August 1, 2011. The term loan accrues interest at a rate per annum equal to LIBOR plus a margin ranging from 1.825% to 2.375%, depending upon the Company’s debt ratings (weighted-average effective interest rate of 2.96% at March 31, 2009). Based on the Company’s debt ratings on March 31, 2009, the margin on the term loan was 2.00%.

The Company’s revolving line of credit facility and bridge and term loans contain certain financial restrictions and other customary requirements, including cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the agreement (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 65%, (iii) require a Fixed Charge Coverage ratio of 1.75 times, and (iv) require a formula-determined Minimum Consolidated Tangible Net Worth of $4.2 billion at March 31, 2009. At March 31, 2009, the Company was in compliance with each of these restrictions and requirements of the revolving line of credit facility and bridge and term loans.

Senior Unsecured Notes

At March 31, 2009, the Company had $3.5 billion in aggregate principal amount of senior unsecured notes outstanding. Interest rates on the notes ranged from 2.22% to 7.07%. The weighted-average effective interest rate on the senior unsecured notes at March 31, 2009 was 6.24%. Discounts and premiums are amortized to interest expense over the term of the related debt.

The senior unsecured notes contain certain covenants including limitations on debt, cross-acceleration provisions and other customary terms. At March 31, 2009, the Company was in compliance with these covenants.

Mortgage Debt

At March 31, 2009, the Company had $1.6 billion in mortgage debt secured by 187 healthcare facilities with a carrying amount of $2.8 billion. Interest rates on the mortgage notes ranged from 0.56% to 8.63% with a weighted average effective rate of 6.0% at March 31, 2009.

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

Other Debt

At March 31, 2009, the Company had $101 million of non-interest bearing life care bonds at two of its CCRCs and non-interest bearing occupancy fee deposits at another of its senior housing facilities, all of which were payable to certain residents of the facilities (collectively, “Life Care Bonds”). At March 31, 2009, $47 million of the Life Care Bonds were refundable to the residents upon the resident moving out or to their estate upon death, and $54 million of the Life Care Bonds were refundable after the unit is successfully remarketed to a new resident.

Debt Maturities

The following table summarizes our stated debt maturities and scheduled principal repayments, excluding debt premiums and discounts, at March 31, 2009 (in thousands):

Year	Bank Line of Credit	Bridge and Term Loans	Senior Unsecured Notes	Mortgage Debt	Other Debt(1)	Total

2009 (Nine months)	$—	$320,000	$—	$117,811	$101,047	$538,858
2010	—	—	206,421	298,503	—	504,924
2011	235,000	200,000	300,000	137,573	—	872,573
2012	—	—	250,000	60,922	—	310,922
2013	—	—	550,000	233,293	—	783,293
Thereafter	—	—	2,237,000	751,308	—	2,988,308
	$235,000	$520,000	$3,543,421	$1,599,410	$101,047	$5,998,878

(1)   Other debt represents non-interest bearing Life Care Bonds and occupancy fee deposits at three of the Company’s senior housing facilities, which are payable on-demand, under certain conditions.

(11) Commitments and Contingencies

Legal Proceedings

From time to time, the Company is a party to legal proceedings, lawsuits and other claims that arise in the ordinary course of the Company’s business. Regardless of their merits, these matters may force the Company to expend significant financial resources. Except as described in this Note 11, the Company is not aware of any other legal proceedings or claims that it believes may have, individually or taken together, a material adverse effect on the Company’s business, prospects, financial condition or results of operations. The Company’s policy is to accrue legal expenses as they are incurred.

On May 3, 2007, Ventas, Inc. filed a complaint against the Company in the United States District Court for the Western District of Kentucky asserting claims of tortious interference with contract and tortious interference with prospective business advantage. The complaint alleges, among other things, that the Company interfered with Ventas’ purchase agreement with Sunrise Senior Living Real Estate Investment Trust (“Sunrise REIT”); that the Company interfered with Ventas’ prospective business advantage in connection with the Sunrise REIT transaction; and that the Company’s actions caused Ventas to suffer damages. As set forth in a statement filed by Ventas on January 20, 2009, Ventas claims damages of $122 million representing the difference between the price it initially agreed to pay for Sunrise REIT and the price it ultimately paid, additional claimed damages of $188 million for alleged financing and other costs and punitive damages. The Company believes that Ventas’ claims are without merit and intend to vigorously defend against Ventas’ lawsuit.

As part of the same litigation, the Company filed counterclaims against Ventas as successor to Sunrise REIT, alleging, among other things, that Sunrise REIT (i) fraudulently or negligently induced the Company to participate in a rigged, flawed and unfair auction process, (ii) fraudulently or negligently induced the Company to enter into a confidentiality and standstill agreement that was materially different from the agreement entered into with Ventas, (iii) provided unfair assistance to Ventas, and (iv) changed the rules of the auction at the last minute and such change prevented the Company from bidding. On March 25, 2009, the District Court issued an order dismissing the Company’s counterclaims. On April 8, 2009, the Company filed a motion for leave to file amended counterclaims alleging causes of action for fraudulent misrepresentation, fraudulent concealment and negligent misrepresentation in connection with Sunrise REIT’s conduct of the auction process. The District Court has not rendered a decision on the Company’s motion.

The Court has set a trial date of August 18, 2009. The Company expects that defending its interests and, if its motion for leave to file amended counterclaims is granted, pursuing the Company’s own claims will require it to expend significant funds. The Company is unable to estimate the ultimate aggregate amount of monetary gain, loss or financial impact with respect to these matters as of March 31, 2009.

Development Commitments

As of March 31, 2009, the Company was committed under the terms of contracts to complete the construction of properties undergoing development at a remaining aggregate cost of approximately $27 million.

Concentration of Credit Risk

Concentrations of credit risks arise when a number of operators, tenants or obligors related to the Company’s investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. The Company regularly monitors various segments of its portfolio to assess potential concentrations of risks. Management believes the current portfolio is reasonably diversified across healthcare related real estate and does not contain any other significant concentration of credit risks, except as disclosed herein. The Company does not have significant foreign operations.

On December 21, 2007, the Company made an investment in mezzanine loans to HCR ManorCare with an aggregate face value of $1.0 billion, for approximately $900 million. At March 31, 2009, these loans represented approximately 77% of our skilled nursing segment assets and 7% of our total segment assets.

At March 31, 2009, the Company had 80 of its senior housing facilities leased to nine tenants that have been identified as VIE Tenants. These VIE Tenants are thinly capitalized entities that rely on the cash flow generated from the senior housing facilities to pay operating expenses, including rent obligations under their leases. The 80 senior housing facilities leased to the VIE Tenants are operated by Sunrise Senior Living Management, Inc., a wholly-owned subsidiary of Sunrise Senior Living, Inc. (“Sunrise”). Sunrise is publicly traded and is subject to the informational filing requirements of the Securities and Exchange Act of 1934, as amended, and is required to file periodic reports on Form 10-K and Form 10-Q with the SEC.

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

DownREIT LLCs

In connection with the formation of certain DownREIT LLCs, many members contribute appreciated real estate to the DownREIT LLC in exchange for DownREIT units. These contributions are generally tax-deferred, so that the pre-contribution gain related to the property is not taxed to the member. However, if the contributed property is later sold by the DownREIT LLC, the unamortized pre-contribution gain that exists at the date of sale is specially allocated and taxed to the contributing members. In many of the DownREITs, the Company has entered into indemnification agreements with those members who contributed appreciated property into the DownREIT LLC. Under these indemnification agreements, if any of the appreciated real estate contributed by the members is sold by the DownREIT LLC in a taxable transaction within a specified number of years after the property was contributed, HCP will reimburse the affected members for the federal and state income taxes associated with the pre-contribution gain that is specially allocated to the affected member under the Code (“make-whole payments”). These make-whole payments include a tax gross-up provision.

Credit Enhancement Guarantee

Certain of the Company’s senior housing facilities are collateral for $135 million of debt (maturing May 1, 2025) that is owed by a previous owner of the facilities. This indebtedness is guaranteed by the previous owner who has an investment grade credit rating. These senior housing facilities, which are classified as DFLs, were acquired in the Company’s merger with CRP. As of March 31, 2009, the facilities had a carrying value of $353 million.

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

General Uninsured Losses

The Company obtains various types of insurance to mitigate the impact of property, business interruption, liability, flood, windstorm, earthquake, environmental and terrorism related losses. The Company attempts to obtain appropriate policy terms, conditions, limits and deductibles considering the relative risk of loss, the cost of such coverage and current industry practice. There are, however, certain types of extraordinary losses, such as those due to acts of war or other events that may be either uninsurable or not economically insurable. In addition, the Company has a large number of properties that are exposed to earthquake, flood and windstorm and the insurance for such losses carries high deductibles. Should a significant uninsured loss occur at a property, the Company’s assets may become impaired for a period of time.

(12) Equity

Preferred Stock

At March 31, 2009, the Company had two series of preferred stock outstanding, “Series E” and “Series F” preferred stock. The Series E and Series F preferred stock have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities of the Company. Holders of each series of preferred stock generally have no voting rights, except under limited conditions, and all holders are entitled to receive cumulative preferential dividends based upon each series’ respective liquidation preference. To preserve the Company’s status as a REIT, each series of preferred stock is subject to certain restrictions on ownership and transfer. Dividends are payable quarterly in arrears on the last day of March, June, September and December. The Series E and Series F preferred stock is currently redeemable at the Company’s option.

On February 2, 2009, the Company announced that its Board declared a quarterly cash dividend of $0.45313 per share on its Series E cumulative redeemable preferred stock and $0.44375 per share on its Series F cumulative redeemable preferred stock. These dividends were paid on March 31, 2009 to stockholders of record as of the close of business on March 13, 2009.

On April 23, 2009, the Company announced that its Board declared a quarterly cash dividend of $0.45313 per share on its Series E cumulative redeemable preferred stock and $0.44375 per share on its Series F cumulative redeemable preferred stock. These dividends will be paid on June 30, 2009 to stockholders of record as of the close of business on June 15, 2009.

Common Stock

During the three months ended March 31, 2009 and 2008, the Company issued 34,000 and 174,000 shares of common stock, respectively, under its Dividend Reinvestment and Stock Purchase Plan (“DRIP”). The Company issued 9,000 and 577,000 shares of common stock upon the conversion of DownREIT units during the three months ended March 31, 2009 and 2008, respectively. The Company also issued 74,000 shares upon exercise of stock options during the three months ended March 31, 2008. No stock options were exercised during the three months ending March 31, 2009.

During the three months ended March 31, 2009 and 2008, the Company issued 249,000 and 106,000 shares of restricted stock, respectively, under the Company’s 2000 Stock Incentive Plan, as amended, and the Company’s 2006 Performance Incentive Plan. The Company also issued 182,000 and 131,000 shares upon the vesting of performance restricted stock units during the three months ended March 31, 2009 and 2008, respectively.

On February 2, 2009, the Company announced that its Board declared a quarterly cash dividend of $0.46 per share. The common stock cash dividend was paid on February 23, 2009 to stockholders of record as of the close of business on February 9, 2009.

On April 23, 2009, the Company announced that its Board declared a quarterly cash dividend of $0.46 per share. The common stock cash dividend will be paid on May 21, 2009 to stockholders of record as of the close of business on May 5, 2009.

Accumulated Other Comprehensive Income (Loss) (“AOCI”)

	March 31,	December 31,
	2009	2008
	(in thousands)
AOCI—unrealized losses on available-for-sale securities, net	$(62,666)	$(66,814)
AOCI—unrealized losses on cash flow hedges, net	(11,689)	(11,729)
Supplemental Executive Retirement Plan minimum liability	(1,799)	(1,821)
Cumulative foreign currency translation adjustment	(1,315)	(798)
Total accumulated other comprehensive loss	$(77,469)	$(81,162)

Noncontrolling Interests

On March 30, 2009, the Company purchased for $9 million the non-controlling interests in three senior housing joint ventures with a carrying amount of $4 million. The $5 million representing the excess of the payment above the carrying amount of the noncontrolling interest is included in additional paid in capital.

Total Comprehensive Income

The following table provides a reconciliation of comprehensive income (in thousands):

	Three Months Ended March 31,
	2009	2008
Net income	$52,709	$56,128
Other comprehensive income (loss)	3,693	(53,795)
Total comprehensive income	$56,402	$2,333

Substantially all of other comprehensive loss for the three months ended March 31, 2008 related to the fair value of the Company’s derivative instruments. See also discussions of derivative instruments in Note 14.

(13) Segment Disclosures

The Company evaluates its business and makes resource allocations based on its five business segments: (i) senior housing, (ii) life science, (iii) medical office, (iv) hospital, and (v) skilled nursing. Under the senior housing, life science, hospital and skilled nursing segments, the Company invests primarily in single operator or tenant properties through acquisition and development of real estate, secured financing and marketable debt securities of operators in these sectors. Under the medical office segment, the Company invests through acquisition of MOBs that are primarily leased under gross or modified gross leases, generally to multiple tenants, and which generally require a greater level of property management. The accounting policies of the segments are the same as those described under Summary of Significant Accounting Policies (see Note 2). There were no intersegment sales or transfers during the three months ended March 31, 2009 and 2008. The Company evaluates performance based upon property net operating income from continuing operations (“NOI”) of the combined properties in each segment.

Non-segment assets consist primarily of real estate held for sale and corporate assets including cash, restricted cash, accounts receivable, net and deferred financing costs. Interest expense, depreciation and amortization and non-property specific revenues and expenses are not allocated to individual segments in determining the Company’s performance measure. See Note 11 for other information regarding concentrations of credit risk.

Summary information for the reportable segments follows (in thousands):

For the three months ended March 31, 2009:

Segments	Rental and Related Revenues	Tenant Recoveries	Income From DFLs	Investment Management Fees	Total Revenues	NOI(1)	Interest and Other
Senior housing	$69,012	$—	$12,925	$783	$82,720	$79,236	$326
Life science	52,044	11,094	—	1	63,139	51,702	—
Medical office	65,350	12,037	—	654	78,041	44,601	—
Hospital	18,280	533	—	—	18,813	18,060	10,725
Skilled nursing	8,902	—	—	—	8,902	8,902	15,662
Total segments	213,588	23,664	12,925	1,438	251,615	202,501	26,713
Non-segment	—	—	—	—	—	—	(2,380)
Total	$213,588	$23,664	$12,925	$1,438	$251,615	$202,501	$24,333

For the three months ended March 31, 2008:

Segments	Rental and Related Revenues	Tenant Recoveries	Income From DFLs	Investment Management Fees	Total Revenues	NOI(1)	Interest and Other
Senior housing	$70,800	$—	$14,974	$796	$86,570	$82,917	$316
Life science	43,230	9,382	—	1	52,613	41,015	—
Medical office	65,163	11,577	—	670	77,410	43,787	—
Hospital	18,936	488	—	—	19,424	18,610	10,584
Skilled nursing	8,776	—	—	—	8,776	8,776	23,185
Total segments	206,905	21,447	14,974	1,467	244,793	195,105	34,085
Non-segment	—	—	—	—	—	—	1,237
Total	$206,905	$21,447	$14,974	$1,467	$244,793	$195,105	$35,322

(1)   Net Operating Income from Continuing Operations (“NOI”) is a non-GAAP supplemental financial measure used to evaluate the operating performance of real estate. The Company defines NOI as rental revenues, including tenant recoveries and income from direct financing leases, less property-level operating expenses. NOI excludes investment management fee income, depreciation and amortization, general and administrative expenses, interest and other income, net, interest expense, income taxes, equity income from unconsolidated joint ventures and discontinued operations. The Company believes NOI provides investors relevant and useful information because it measures the operating performance of the Company’s real estate at the property level on an unleveraged basis. The Company uses NOI to make decisions about resource allocations and assess property-level performance. The Company believes that net income is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income as defined by GAAP since it does not reflect the aforementioned excluded items. Further, the Company’s definition of NOI may not be comparable to the definition used by other real estate investment trusts, as those companies may use different methodologies for calculating NOI.

The following is a reconciliation from NOI to reported net income, the most direct comparable financial measure calculated and presented in accordance with GAAP (in thousands):

	Three Months Ended March 31,
	2009	2008
Net operating income from continuing operations	$202,501	$195,105
Investment management fee income	1,438	1,467
Depreciation and amortization	(80,537)	(77,632)
General and administrative	(18,991)	(20,445)
Interest and other income, net	24,333	35,322
Interest expense	(76,674)	(96,263)
Income taxes	(915)	(2,241)
Equity income (loss) from unconsolidated joint ventures	(462)	1,288
Total discontinued operations	2,016	19,527
Net income	$52,709	$56,128

The Company’s total assets by segment were:

	March 31,	December 31,
Segments	2009	2008
Senior housing	$4,442,165	$4,441,689
Life science	3,555,747	3,545,913
Medical office	2,282,355	2,281,103
Hospital	1,040,938	1,033,206
Skilled nursing	1,195,170	1,191,091
Gross segment assets	12,516,375	12,493,002
Accumulated depreciation and amortization	(998,237)	(933,651)
Net segment assets	11,518,138	11,559,351
Real estate held for sale, net	15,120	19,799
Non-segment assets	268,031	270,676
Total assets	$11,801,289	$11,849,826

On October 5, 2006, simultaneous with the closing of the Company’s merger with CRP, the Company also merged with CNL Retirement Corp. (“CRC”). CRP was a REIT that invested primarily in senior housing and medical office buildings. Under the purchase method of accounting, the assets and liabilities of CRC were recorded at their relative fair values, with $51.7 million paid in excess of the fair value of CRC recorded as goodwill. The CRC goodwill amount was allocated in proportion to the assets of the Company’s reporting units (property sectors) post-closing to the CRP acquisition.

At March 31, 2009, goodwill was allocated to segment assets as follows: (i) senior housing—$30.5 million, (ii) medical office—$11.4 million, (iii) hospital—$5.1 million, and (iv) skilled nursing—$3.3 million. Due to a decrease in our market capitalization during the first quarter of 2009, we performed an interim assessment of goodwill. In connection with this review, the Company recognized an impairment charge of $1.4 million, included in interest and other income, net, for the goodwill allocated to the life science segment.

(14) Derivative Instruments

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

Credit risk is the risk that one of the parties to a derivative contract fails to perform or meet their financial obligation. The Company does not obtain collateral associated with its derivative instruments, but monitors the credit standing of its counterparties, primarily global institutional banks, on a regular basis. Should a counterparty fail to perform, the Company would incur a financial loss to the extent that the associated derivative contract was in an asset position. At March 31, 2009, the Company does not anticipate non-performance by counterparties to its outstanding derivative contracts.

During October and November 2007, the Company entered into two forward-starting interest rate swap contracts with notional amounts aggregating $900 million and settled the contracts in 2008. The interest rate swap contracts are designated in qualifying, cash flow hedging relationships, to hedge the Company’s exposure to fluctuations in the benchmark interest rate component of interest payments on forecasted, unsecured, fixed-rate debt expected to be issued in 2010. At March 31, 2009, the Company expects that the hedged forecasted transactions remain probable of occurring.

The following table summarizes the Company’s outstanding interest rate swap contracts as of March 31, 2009 (dollars in thousands):

Date Entered	Effective Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount	Fair Value

July 13, 2005	July 19, 2005	July 15, 2020	3.820%	BMA Swap Index	$45,600	$(2,415)

(15) Supplemental Cash Flow Information

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Supplemental cash flow information:
Interest paid, net of capitalized interest and other	$93,685	$123,715
Taxes paid	360	51
Supplemental schedule of non-cash investing activities:
Capitalized interest	6,020	9,362
Accrued construction costs	(1,820)	(1,248)
Loan received upon real estate disposition	251	—
Supplemental schedule of non-cash financing activities:
Mortgages assumed with real estate acquisitions	—	4,892
Restricted stock issued	249	106
Vesting of restricted stock units	182	131
Cancellation of restricted stock	(12)	(2)
Conversion of non-managing member units into common stock	246	23,922

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Supplemental cash flow information:
Unrealized gains (losses) on available for sale securities and derivatives designated as cash flow hedges	3,748	(54,141)

(16) Earnings Per Common Share

The following table illustrates the computation of basic and diluted earnings per share for the three months ended (dollars in thousands, except per share and share amounts):

	March 31,
	2009	2008
Numerator
Income from continuing operations	$50,693	$36,601
Noncontrolling interests’ and participating securities’ share in earnings	(4,141)	(6,266)
Preferred stock dividends	(5,283)	(5,283)
Income from continuing operations applicable to common shares	41,269	25,052
Discontinued operations	2,016	19,527
Net income applicable to common shares	$43,285	$44,579
Denominator
Basic weighted average common shares	253,335	216,773
Dilutive stock options and restricted stock	88	618
Diluted weighted average common shares	253,423	217,391
Basic earnings per common share
Income from continuing operations	$0.16	$0.12
Discontinued operations	0.01	0.09
Net income applicable to common stockholders	$0.17	$0.21
Diluted earnings per common share
Income from continuing operations	$0.16	$0.12
Discontinued operations	0.01	0.09
Net income applicable to common shares	$0.17	$0.21

Restricted stock and certain of the Company’s performance restricted stock units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the three months ended March 31, 2009 and 2008, earnings representing nonforfeitable dividends of $0.3 million and $0.6 million, respectively, were allocated to the participating securities.

Diluted earnings per common share is calculated by including the effect of dilutive securities. Options to purchase approximately 6.2 million and 1.9 million shares of common stock that had an exercise price in excess of the average market price of the common stock during the three months ended March 31, 2009 and 2008, respectively, were not included because they are anti-dilutive. Restricted stock and performance restricted stock units convertible into 0.6 million shares and 0.7 million shares, respectively, of common stock during the three months ended March 31, 2009 and 2008, respectively, were not included because they are anti-dilutive. Additionally, 6.4 million shares issuable upon conversion of 4.8 million DownREIT units during the three months ended March 31, 2009, were not included since they are anti-dilutive. During the three months ended March 31, 2008, 9.5 million shares issuable upon conversion of 7.0 million DownREIT units were not included since they were anti-dilutive.

(17) Fair Value Measurements

The following tables illustrate the Company’s fair value measurements of its financial assets and liabilities measured at fair value in the Company’s condensed consolidated financial statements. The second table includes the associated unrealized and realized gains and losses, as well as purchases, sales, issuances, exchanges, settlements (net) or transfers for financial instruments classified as Level 3 instruments within the fair value hierarchy. Realized gains and losses are recorded in interest and other income, net on the Company’s condensed consolidated statements of income.

The following is a summary of fair value measurements of financial assets and liabilities at March 31, 2009 (in thousands):

Financial Instrument	Fair Value	Level 1	Level 2	Level 3

Marketable equity securities	$1,387	$1,387	$—	$—
Marketable debt securities	235,007	220,907	14,100	—
Interest rate swaps(1)	(2,415)	—	(2,415)	—
Warrants(1)	1,611	—	—	1,611
	$235,590	$222,294	$11,685	$1,611

(1)   Interest rate swaps and common stock warrants are valued using observable and unobservable market assumptions, as well as standardized derivative pricing models.

The following is a reconciliation of fair value measurements classified as Level 3 at March 31, 2009 (in thousands):

Warrants

December 31, 2008	$1,460
Total gains (losses) (realized and unrealized):
Included in earnings	(439)
Included in other comprehensive income	—
Purchases, issuances, exchanges and settlements, net	590
Transfers in and/or out of Level 3	—
March 31, 2009	$1,611

(18) Subsequent Event

On April 10, 2009, the Company sold its Los Gatos, California hospital for $45 million, recognizing a gain on sale of $31 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Language Regarding Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q that are not historical factual statements are “forward-looking statements.” We intend to have our forward-looking statements covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with those provisions. Forward-looking statements include, among other things, statements regarding our and our officers’ intent, belief or expectations as identified by the use of words such as “may,” “will,” “project,” “expect,” “believe,” “intend,” “anticipate,” “seek,” “forecast,” “plan,” “estimate,” “could,” “would,” “should” and other comparable and derivative terms or the negatives thereof. In addition, we, through our officers, from time to time, make forward-looking oral and written public statements concerning our expected future operations, strategies, securities offerings, growth and investment opportunities, dispositions, capital structure changes, budgets and other developments. Readers are cautioned that, while forward-looking statements reflect our good faith belief and reasonable assumptions based upon current information, we can give no assurance that our expectations or forecasts will be attained. Therefore, readers should be mindful that forward-looking statements are not guarantees of future performance and that they are subject to known and unknown risks and uncertainties that are difficult to predict. As more fully set forth under “Part I, Item 1A. Risk Factors” in the Company’s Annual report on Form 10-K for the fiscal year ended December 31, 2008, factors that may cause our actual results to differ materially from the expectations contained in the forward-looking statements include:

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

The information set forth in this Item 2 is intended to provide readers with an understanding of our financial condition, changes in financial condition and results of operations. We will discuss and provide our analysis in the following order:

•                  Executive Summary

•                  2009 Transaction Overview

•                  Dividends

•                  Critical Accounting Policies

•                  Results of Operations

•                  Liquidity and Capital Resources

•                  Off-Balance Sheet Arrangements

•                  Contractual Obligations

•                  Inflation

•                  Recent Accounting Pronouncements

Executive Summary

We are a self-administered REIT that, together with our consolidated subsidiaries, invests primarily in real estate serving the healthcare industry in the United States. We acquire, develop, lease, manage and dispose of healthcare real estate and provide financing to healthcare providers. At March 31, 2009, our portfolio of investments, excluding assets held for sale but including properties owned by our Investment Management Platform, consisted of interests in 692 facilities. Our Investment Management Platform represents the following joint ventures: (i) HCP Ventures II, (ii) HCP Ventures III, LLC, (iii) HCP Ventures IV, LLC, and (iv) the HCP Life Science ventures.

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

We follow a disciplined approach to enhancing the value of our existing portfolio, including ongoing evaluation of potential disposition of properties that no longer fit our strategy. During the three months ended March 31, 2009, we sold seven properties for $6.0 million. At March 31, 2009, we had two properties with a carrying amount of $15.1 million classified as held for sale.

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

The slowdown in the economy, decline in the availability of financing from the capital markets, and widened credit spreads has affected, or may in the future adversely affect, the businesses of our tenants, operators and borrowers to varying degrees. Such conditions may further impact their ability to meet their obligations to us and, in certain cases, could lead to additional restructurings, disruptions, or bankruptcies of our tenants, operators and/or borrowers. These market conditions could also adversely affect the amount of revenue we report, require us to increase our allowances for losses, result in impairment charges and valuation allowances that decrease our net income and equity, and reduce our cash flows from operations. In addition, these conditions or events could impair our credit rating and our ability to raise additional capital, require us to seek alternative operators or tenants, and finance or refinance debt secured by properties they operate or where they are tenants.

Access to external capital on favorable terms is critical to the success of our strategy. Generally, we attempt to match the long-term duration of most of our investments with long-term fixed-rate financing. At March 31, 2009, 16% of our consolidated debt is at variable interest rates, which includes $520 million outstanding under our bridge and term loans. We intend to maintain an investment grade rating on our senior debt securities and manage various capital ratios and amounts within appropriate parameters.

Access to capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as to fund future acquisitions and development through the issuance of additional securities or secured debt. As of April 15, 2009, we had a credit rating of Baa3 (stable) from Moody’s, BBB (stable) from S&P and BBB (positive) from Fitch on our senior unsecured debt securities, and Ba1 (stable) from Moody’s, BBB- (stable) from S&P and BBB- (positive) from Fitch on our preferred equity securities. In 2008, there was a decline in the availability of financing from the capital markets and widening credit spreads. Our ability to continue to access capital could be impacted by various factors including general market conditions and the continuing slowdown in the economy, interest rates, credit ratings on our securities, and any changes to these ratings, the market price of our capital stock, the performance of our portfolio, tenants, borrowers and operators, including any restructurings, disruptions or bankruptcies of our tenants, borrowers and operators, the perception of our potential future earnings and cash distributions, any unwillingness on the part of lenders to make loans to us and any deterioration in the financial position of lenders that might make them unable to meet their obligations to us.

2009 Transaction Overview

Investment Transactions

During the quarter ended March 31, 2009, we purchased the remaining interests in three senior housing joint ventures for $9 million, which included $14 million of real estate encumbered by $5 million of mortgage debt, and made fundings of $25 million for construction and other capital projects primarily in our life science segment.

During the quarter ended March 31, 2009, we sold properties with an aggregate value of $6 million primarily from our medical office segment.

On April 10, 2009, we sold our Los Gatos, California hospital for $45 million, recognizing a gain on sale of $31 million.

Dividends

On April 23, 2009, we announced that our Board declared a quarterly common stock cash dividend of $0.46 per share. The common stock dividend will be paid on May 21, 2009 to stockholders of record as of the close of business on May 5, 2009.

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

Our financial results for the three months ended March 31, 2009 and 2008 are summarized as follows:

Comparison of the Three Months Ended March 31, 2009 to the Three Months Ended March 31, 2008

Rental and related revenues

	Three Months Ended March 31,		Change
Segments	2009	2008	$	%
	(dollars in thousands)
Senior housing	$69,012	$70,800	$(1,788)	(3)%
Life science	52,044	43,230	8,814	20
Medical office	65,350	65,163	187	—
Hospital	18,280	18,936	(656)	(3)
Skilled nursing	8,902	8,776	126	1
Total	$213,588	$206,905	$6,683	3

Senior housing. Senior housing rental and related revenues for the three months ended March 31, 2008 included $1.4 million of additional rents from property level expense credits related to our properties operated by Sunrise. No similar additional rents were received for the three months ended March 31, 2009.

Life science. Life science rental and related revenues increased primarily as a result of an increase in occupancy levels at our life science facilities and the impact of development assets placed in service during 2008.

Tenant recoveries

	Three Months Ended March 31,		Change
Segments	2009	2008	$	%
		(dollars in thousands)
Life science	$11,094	$9,382	$1,712	18%
Medical office	12,037	11,577	460	4
Hospital	533	488	45	9
Total	$23,664	$21,447	$2,217	10

Income from direct financing leases

Income from DFLs decreased $2.0 million to $12.9 million for the three months ended March 31, 2009. The decrease was primarily due to two DFLs that were placed on non-accrual status and accounted for on a cost-recovery basis beginning in October 2008. We expect that income from DFLs will remain lower than 2008 as a result of the two DFLs that are accounted for on a cost-recovery basis.

Depreciation and amortization expense

Depreciation and amortization expense increased $2.9 million to $80.5 million for the three months ended March 31, 2009. Approximately $1.5 million of the increase relates to development assets placed in service during 2008 and $1.1 million relates to the purchase in September 2008 of Tenet’s noncontrolling interest in Health Care Property Partners (“HCPP”), a joint venture between HCP and an affiliate of Tenet.

Operating expenses

	Three Months Ended March 31,		Change
Segments	2009	2008	$	%
		(dollars in thousands)
Senior housing	$2,701	$2,857	$(156)	(5)%
Life science	11,436	11,597	(161)	(1)
Medical office	32,786	32,953	(167)	(1)
Hospital	753	814	(61)	(7)
Total	$47,676	$48,221	$(545)	(1)

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

General and administrative expenses

General and administrative expenses decreased $1.4 million to $19.0 million for the three months ended March 31, 2009. The decrease in general and administrative expenses was primarily due to decreased compensation related expenses.

The information set forth under the heading “Legal Proceedings” of Note 11 to the Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, is incorporated herein by reference.

Interest and other income, net

For the three months ended March 31, 2009, interest and other income, net decreased $11.0 million to $24.3 million. This decrease was primarily related to lower interest earned primarily due to a decline in the London Interbank Offered Rate (“LIBOR”) rates.

For a more detailed description of our mezzanine loan investment, see Note 6, of the Condensed Consolidated Financial Statements and Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest expense

Interest expense decreased $19.6 million to $76.7 million for the three months ended March 31, 2009. The decrease was primarily due to the net decrease in outstanding indebtedness and decline in interest rates, partially offset by a decrease in capitalized interest resulting from assets under development that were placed in service during 2008.

The table below sets forth information with respect to our debt, excluding premiums and discounts (dollars in thousands):

	As of March 31,

2009

2008

Balance:
Fixed rate	$5,021,407	$4,697,503
Variable rate	977,471	2,889,247
Total	$5,998,878	$7,586,750
Percent of total debt:
Fixed rate	84%	62%
Variable rate	16%	38%
Total	100%	100%

	As of March 31,

2009

2008

Weighted average interest rate at end of period:
Fixed rate	6.34%	6.22%
Variable rate	1.83%	4.06%
Total weighted average rate	5.60%	5.39%

Income taxes

For the three months ended March 31, 2009, income taxes decreased $1.3 million to $0.9 million. This decrease is primarily due to a decrease in taxable income related to lower interest earned due to a decline in LIBOR rates from a portion of one of our mezzanine loan investments held in a taxable REIT subsidiary and increased interest expenses related to increased borrowings by various taxable REIT subsidiaries.

Equity income (loss) from unconsolidated joint ventures

For the three months ended March 31, 2009, equity income from unconsolidated joint ventures decreased $1.8 million to a loss of $0.5 million. This decrease is primarily due to a change in the expected useful life of certain intangible assets of one of our unconsolidated joint ventures that resulted in higher amounts of amortization expense.

Discontinued operations

The decrease of $17.5 million in income from discontinued operations to $2.0 million for the three months ended March 31, 2009 compared to $19.5 million for the comparable period in the prior year is primarily due to a decrease in gains on real estate dispositions of $8.8 million. During the three months ended March 31, 2009, we sold seven properties for $6.0 million, as compared to four properties for $30 million in the year ago period. Discontinued operations for the three months ended March 31, 2009 included nine properties compared to 60 properties for the three months ended March 31, 2008.

Liquidity and Capital Resources

Our principal liquidity needs are to (i) fund normal operating expenses, (ii) repay the $320 million outstanding balance on the bridge loan, (iii) meet debt service requirements, including $117.8 million of our mortgage debt maturing in the remainder of 2009, (iv) fund capital expenditures, including tenant improvements and leasing costs, (v) fund acquisition and development activities, and (vi) make minimum distributions required to maintain our REIT qualification under the Code. We believe these needs will be satisfied using cash flows generated by operations, provided by financing activities and from sales of assets during the next twelve months.

Access to capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as to fund future acquisitions and development through the issuance of additional securities or secured debt. As of April 15, 2009, we had a credit rating of Baa3 (stable) from Moody’s, BBB (stable) from S&P and BBB (positive) from Fitch on our senior unsecured debt securities, and Ba1 (stable) from Moody’s, BBB- (stable) from S&P and BBB- (positive) from Fitch on our preferred equity securities. During 2008, there was a decline in the availability of financing from the capital markets and widening credit spreads. Our ability to continue to access capital could be impacted by various factors including general market conditions and the continuing slowdown in the economy, interest rates, credit ratings on our securities, and any changes to these ratings, the market price of our capital stock, the performance of our portfolio, tenants, borrowers and operators, including any restructurings, disruptions or bankruptcies of our tenants, borrowers and operators, the perception of our potential future earnings and cash distributions, any unwillingness on the part of lenders to make loans to us and any deterioration in the financial position of lenders that might make them unable to meet their obligations to us.

Net cash provided by operating activities was $117 million and $132 million for the three months ended March 31, 2009 and 2008, respectively. Cash flows from operations reflects fluctuations in receivables, payables, accruals and deferred revenue, partially offset by increased revenues. Our cash flows from operations are dependent upon the occupancy level of multi-tenant buildings, rental rates on leases, our tenants’ performance on their lease obligations, the level of operating expenses and other factors.

Net cash used in investing activities was $18 million during the three months ended March 31, 2009 and principally reflects the net effect of: (i) $20 million used to fund acquisitions and development of real estate, and (ii) $6 million received from the sales of facilities. During the three months ended March 31, 2009 and 2008, we used $10 million and $18 million, respectively, to fund lease commissions and tenant and capital improvements.

Net cash used in financing activities was $90 million for the three months ended March 31, 2009 and principally reflects the net effects of: (i) payments of common and preferred dividends aggregating $122 million, (ii) repayment of our mortgage debt aggregating $38 million, (iii) purchase of noncontrolling interests of $9 million and (iv) distributions to noncontrolling interest holders of $4 million. The amount of cash used in financing activities was partially offset by $85 million of net borrowings under our line of credit facility. In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income to our stockholders. Accordingly, we intend to continue to make regular quarterly distributions to holders of our common and preferred stock.

At March 31, 2009, we held approximately $27.8 million in deposits and $33.6 million in irrevocable letters of credit from commercial banks securing tenants’ lease obligations and borrowers’ loan obligations. We may draw upon the letters of credit or depository accounts if there are defaults under the related leases or loans. Amounts available under letters of credit could change based upon facility operating conditions and other factors, and such changes may be material.

Debt

Bank Line of Credit and Bridge and Term Loans

Our revolving line of credit facility with a syndicate of banks provides for an aggregate borrowing capacity of $1.5 billion and matures on August 1, 2011. This revolving line of credit facility accrues interest at a rate per annum equal to LIBOR plus a margin ranging from 0.325% to 1.00%, depending upon our debt ratings. We pay a facility fee on the entire revolving commitment ranging from 0.10% to 0.25%, depending upon our debt ratings. Based on our debt ratings on March 31, 2009, the margin on the revolving line of credit facility was 0.55% and the facility fee was 0.15%. At March 31, 2009, we had $235 million outstanding under this revolving line of credit facility with a weighted-average effective interest rate of 1.50%.

At March 31, 2009, the outstanding balance of our bridge loan was $320 million. The bridge loan had an initial maturity date of July 31, 2008 that has been extended to July 30, 2009 through the exercise of two extension options. This bridge loan accrues interest at a rate per annum equal to LIBOR plus a margin ranging from 0.425% to 1.25%, depending upon our debt ratings (weighted-average effective interest rate of 1.23% at March 31, 2009). Based on our debt ratings on March 31, 2009, the margin on the bridge loan facility was 0.70%.

At March 31, 2009, the outstanding balance of our term loan was $200 million and matures on August 1, 2011. The term loan accrues interest at a rate per annum equal to LIBOR plus a margin ranging from 1.825% to 2.375%, depending upon our debt ratings (weighted-average effective interest rate of 2.96% at March 31, 2009). Based on our debt ratings on March 31, 2009, the margin on the term loan was 2.00%.

Our revolving line of credit facility and bridge and term loans contain certain financial restrictions and other customary requirements. Among other things, these covenants, using terms defined in the agreement, (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 65%, (iii) require a Fixed Charge Coverage ratio of 1.75 times, and (iv) require a formula-determined Minimum Consolidated Tangible Net Worth of $4.2 billion at March 31, 2009. At March 31, 2009, we were in compliance with each of these restrictions and requirements of our revolving line of credit facility and bridge and term loans.

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

Senior Unsecured Notes

At March 31, 2009, we had $3.5 billion in aggregate principal amount of senior unsecured notes outstanding. Interest rates on the notes ranged from 2.22% to 7.07% with a weighted average rate of 6.24% at March 31, 2009. Discounts and premiums are amortized to interest expense over the term of the related debt.

The senior unsecured notes contain certain covenants including limitations on debt, cross-acceleration provisions and other customary terms. At March 31, 2009, we were in compliance with these covenants.

Mortgage Debt

At March 31, 2009, we had $1.6 billion in mortgage debt secured by 187 healthcare facilities with a carrying amount of $2.8 billion. Interest rates on the mortgage notes ranged from 0.56% to 8.63% with a weighted average rate of 6.0% at March 31, 2009.

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

Other Debt

At March 31, 2009, we had $101 million of non-interest bearing life care bonds at two of our CCRCs and non-interest bearing occupancy fee deposits at another of our senior housing facilities, all of which were payable to certain residents of the facilities (collectively, “Life Care Bonds”). At March 31, 2009, $47 million of the Life Care Bonds were refundable to the residents upon the resident moving out or to their estate upon death, and $54 million of the Life Care Bonds were refundable after the unit is successfully remarketed to a new resident.

Derivative Instruments

We have three interest rate swap contracts outstanding at March 31, 2009, which hedge fluctuations in interest payments on variable rate secured debt. At March 31, 2009, these interest rate swap contracts had an aggregate notional amount of $45.6 million and a fair value of a $2.4 million liability. For a more detailed description of our derivative financial instruments, see Note 14 of the Condensed Consolidated Financial Statements and Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Debt Maturities

The following table summarizes our stated debt maturities and scheduled principal repayments, excluding debt premiums and discounts, at March 31, 2009 (in thousands):

Year	Amount
2009 (Nine months)	$538,858
2010	504,924
2011	872,573
2012	310,922
2013	783,293
Thereafter	2,988,308
$5,998,878

We have a prospectus on file with the SEC as part of a registration statement on Form S-3, using a shelf registration process which expires in September 2009. Under this “shelf” process, we may sell from time to time any combination of the securities in one or more offerings. The securities described in the prospectus include common stock, preferred stock and debt securities. Each time we sell securities under the shelf registration, we will provide a prospectus supplement that will contain specific information about the terms of the securities being offered and of the offering. We may offer and sell the securities pursuant to this prospectus from time to time in one or more of the following ways: through underwriters or dealers, through agents, directly to purchasers or through a combination of any of these methods of sales. Proceeds from the sale of these securities may be used for general corporate purposes, which may include repayment of indebtedness, working capital and potential acquisitions.

Equity

During the three months ended March 31, 2009, we issued approximately 34,000 shares of our common stock under our Dividend Reinvestment and Stock Purchase Plan, at an average price per share of $19.15, for aggregate proceeds of $0.7 million. At March 31, 2009, equity totaled $5.3 billion and our equity securities had a market value of $4.9 billion.

At March 31, 2009, there were a total of 4.8 million DownREIT units outstanding in six limited liability companies in which we are the managing member: (i) HCPI/Tennessee, LLC; (ii) HCPI/Utah, LLC; (iii) HCPI/Utah II, LLC; (iv) HCP DR California, LLC; (v) HCP DR Alabama, LLC; and (vi) HCP DR MCD, LLC. The DownREIT units are exchangeable for an amount of cash approximating the then-current market value of shares of our common stock or, at our option, shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications). For the three months ended March 31, 2009, we issued 9,000 shares of our common stock upon the conversion of 9,000 DownREIT units.

Off-Balance Sheet Arrangements

We own interests in certain unconsolidated joint ventures, including HCP Ventures II, HCP Ventures III, LLC and HCP Ventures IV, as described under Note 7 to the Condensed Consolidated Financial Statements. Except in limited circumstances, our risk of loss is limited to our investment in the joint venture and any outstanding loans receivable. In addition, we have certain properties which serve as collateral for debt that is owed by a previous owner of certain of our facilities, as described under Note 11 to the Condensed Consolidated Financial Statements. Our risk of loss for these certain properties is limited to the outstanding debt balance plus penalties, if any. We have no other material off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources except those described below under “Contractual Obligations.”

Contractual Obligations

The following table summarizes our material contractual payment obligations and commitments at March 31, 2009 (in thousands):

	Total	Less than One Year	2010-2011	2012-2013	More than Five Years
Senior unsecured notes and mortgage debt	$5,142,831	$117,811	$942,497	$1,094,215	$2,988,308
Development commitments(1)	26,970	24,248	2,722	—	—
Revolving line of credit	235,000	—	235,000	—	—
Bridge and term loans	520,000	320,000	200,000	—	—
Ground and other operating leases	180,651	2,692	6,745	6,937	164,277
Other debt(2)	101,047	101,047	—	—	—
Interest	1,767,961	237,185	569,481	459,137	502,158
Total	$7,974,460	$802,983	$1,956,445	$1,560,289	$3,654,743

(1)         Represents construction and other commitments for developments in progress.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.  At March 31, 2009, we were exposed to market risks related to fluctuations in interest rates on approximately $1.0 billion of variable rate mezzanine loans receivable and $111 million investment in leased assets where the rental payments fluctuate with changes in LIBOR. Our exposure to income fluctuations related to our variable rate investments is partially offset by (i) $235 million of variable rate line of credit borrowings, (ii) $520 million of variable rate bridge and term financing, (iii) $197 million of variable rate mortgage notes payable, excluding $46 million variable rate mortgage notes which have been hedged through interest rate swap contracts, and (iv) $25 million of variable rate senior unsecured notes. Of our consolidated debt of $6.0 billion at March 31, 2009, excluding the $46 million of variable rate debt where the rates have been swapped to a fixed rate, $977 million or 16% is at variable interest rates.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt, loans receivable and debt securities unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a one percentage point increase in the interest rate related to the variable-rate investments and variable-rate debt, and assuming no change in the outstanding balance as of March 31, 2009, net interest income would improve by approximately $1.3 million, or $0.01 per common share on a diluted basis. Assuming a 50 basis point decrease in interest rates under the above circumstances and taking into consideration that the index underlying many of our arrangements is currently below 50 basis points and is not expected to go below zero, net interest income would decline by $0.7 million.

We use derivative financial instruments in the normal course of business to manage or hedge interest rate risk. We do not use derivative financial instruments for speculative purposes. Derivatives are recorded on the balance sheet at fair value in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. See Note 14 to the Condensed Consolidated Financial Statements for further information in this regard.

At March 31, 2009, we had three interest rate swap contracts outstanding which are designated in qualifying cash flow hedging relationships. At March 31, 2009, these interest rate swap contracts had an aggregate notional amount of $45.6 million and a fair value of a $2.4 million liability. The derivative contracts mature in July 2020 and are currently recognized in accounts payable and accrued liabilities.

To illustrate the effect of movements in the interest rate markets, we performed a market sensitivity analysis on the noted hedging instruments. We applied various basis point spreads, to the underlying interest rates of the derivative portfolio in order to determine the instruments’ change in fair value. The following table summarizes the analysis performed (dollars in thousands):

		Effects of Change in Interest Rates
Date Entered	Maturity Date	+50 Basis Points	-50 Basis Points	+100 Basis Points	-100 Basis Points

July 13, 2005	July 15, 2020	$2,100	$(2,355)	$4,327	$(4,582)

Market Risk.  We are directly and indirectly affected by changes in the equity and bond markets. We have investments in marketable debt and equity securities classified as available for sale. Gains and losses on these securities are recognized in income when realized and losses are recognized when an other-than-temporary decline in value is identified. The initial indicator of an other-than-temporary decline in value for marketable equity securities is a sustained decline in market price below the carrying value for that investment. We consider a variety of factors in evaluating an other-than-temporary decline in value, such as: the length of time and the extent to which the market value has been less than our cost; the issuer’s financial condition, capital strength and near-term prospects; any recent events specific to that issuer and economic conditions of its industry; and our investment horizon in relationship to an anticipated near-term recovery in the stock or bond price, if any. At March 31, 2009, the fair value and cost, or the new basis for those securities where a realized loss was recorded, of marketable equity securities was $1.4 million and $3.9 million, respectively, and the fair value and cost of marketable debt securities was $235 million and $295 million, respectively.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Also, we have investments in certain unconsolidated entities. Our disclosure controls and procedures with respect to such entities are substantially more limited than those we maintain with respect to our consolidated subsidiaries.

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The information set forth under the heading “Legal Proceedings” of Note 11 to the Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, is incorporated herein by reference.

Item 1A.  Risk Factors

There are no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)

None.

(b)

None.

(c)

The table below sets forth information with respect to purchases of our common stock made by us or on our behalf or by any “affiliated purchaser,” as such term is defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, during the quarter ended March 31, 2009.

Period Covered	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number Of Shares (Or Units) Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number (Or Approximate Dollar Value) Of Shares (Or Units) That May Yet Be Purchased Under The Plans Or Programs
January 1-31, 2009	46,820	$24.06	—	—
February 1-28, 2009	2,727	23.43	—	—
March 1-31, 2009	41,271	23.08	—	—
Total	90,818	23.60	—	—

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

Item 5.  Other Information

Thomas Herzog commenced employment as Executive Vice President - Chief Financial Officer on April 23, 2009, approximately one week prior to when previously scheduled, and was appointed principal financial officer on and effective as of that date.  Accordingly, George P. Doyle ceased to be principal financial officer as of that date. The information contained in the Company’s Form 8-K filed on March 2, 2009 with respect to Mr. Herzog is incorporated herein by reference.

The Board of Directors of the Company (the “Board”) previously approved, subject to stockholder approval, amendments to the HCP, Inc. 2006 Performance Incentive Plan (the “2006 Plan”) that would (1) increase the number of shares of the Company’s common stock that may be delivered pursuant to awards granted under the 2006 Plan by an additional 9,000,000 shares, (2) decrease the share counting provision with respect to “full-value awards” granted under the 2006 Plan so that shares issued in respect of any full-value award would be counted against the aggregate share limit as 1.50 shares for every one share actually issued in connection with the award (for this purpose, a “full-value award” generally means any award granted under the 2006 Plan other than a stock option or stock appreciation right), (3) extend the Company’s authority to grant awards under the 2006 Plan intended to qualify as “performance-based awards” within the meaning of Section 162(m)

of the U.S. Internal Revenue Code through the 2014 annual meeting of stockholders, and (4) increase the individual limits on the number of shares that may be subject to stock options and stock appreciation rights granted under the 2006 Plan and that may be subject to performance-based awards (other than stock options and stock appreciation rights) granted under the 2006 Plan to any individual in a calendar year to 2,000,000 shares and 1,000,000 shares, respectively.  According to the preliminary results from the Company’s annual stockholder meeting held on April 23, 2009, the Company’s stockholders have approved the amendments to the 2006 Plan.

The following summary of the 2006 Plan is qualified in its entirety by reference to the text of the 2006 Plan, which was previously filed as Annex 2 to the Company’s definitive proxy statement filed on March 10, 2009, and is incorporated by reference herein.

The Board or one or more committees appointed by the Board administers the 2006 Plan.  The Board has delegated general administrative authority for the 2006 Plan to the Compensation Committee of the Board.  The administrator of the 2006 Plan has broad authority under the 2006 Plan to, among other things, select participants and determine the type(s) of award(s) that they are to receive, and determine the number of shares that are to be subject to awards and the terms and conditions of awards, including the price (if any) to be paid for the shares or the award.

Persons eligible to receive awards under the 2006 Plan include officers or employees of the Company or any of its subsidiaries, directors of the Company, and certain consultants and advisors to the Company or any of its subsidiaries.

After giving effect to the 2006 Plan amendments, the maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the 2006 Plan equals the sum of:  (1) 14,000,000 shares, plus (2) the number of shares available for additional award grant purposes under the Company’s 2000 Stock Incentive Plan (the “2000 Plan”) immediately prior to the termination of the authority to grant new awards under the 2000 Plan as of May 11, 2006, plus (3) the number of any shares subject to stock options granted under the 2000 Plan and outstanding as of May 11, 2006 which expire, or for any reason are cancelled or terminated, after that date without being exercised, plus (4) the number of any restricted shares or restricted stock units granted under the 2000 Plan that are outstanding and unvested as of May 11, 2006 which are forfeited, terminated, or otherwise cancelled or reacquired by the Company after that date without having become vested.

After giving effect to the 2006 Plan amendments, shares issued in respect of any “full-value award” granted under the 2006 Plan will be counted against the share limit described in the preceding paragraph as 1.50 shares for every one share actually issued in connection with the award.  For example, if the Company granted 100 shares of its common stock under the 2006 Plan, 150 shares would be charged against the share limit with respect to that award.  For this purpose, a “full-value award” generally means any award granted under the 2006 Plan other than a stock option grant or a stock appreciation right grant.

To the extent that an award is settled in cash or a form other than shares, the shares that would have been delivered had there been no such cash or other settlement will not be counted against the shares available for issuance under the 2006 Plan.  In the event that shares are delivered in respect of a dividend equivalent right, only the actual number of shares delivered with respect to the award will be counted against the share limits of the 2006 Plan.  To the extent that shares are delivered pursuant to the exercise of a stock appreciation right or stock option, the number of underlying shares as to which the exercise related shall be counted against the share limits of the 2006 Plan, as opposed to only counting the shares actually issued.  (For purposes of clarity, if a stock appreciation right relates to 100,000 shares and is exercised at a time when the payment due to the participant is 15,000 shares, 100,000 shares shall be charged against the applicable share limits with respect to such exercise.)  Shares that are subject to or underlie awards which expire or for any reason are cancelled or terminated, are forfeited, fail to vest, or for any other reason are not paid or delivered under the 2006 Plan will again be available for subsequent awards under the 2006 Plan.

The types of awards that may be granted under the 2006 Plan include stock options, stock appreciation rights, restricted stock, stock bonuses and other forms of awards granted or denominated in the Company’s common stock or units of the Company’s common stock, as well as certain cash bonus awards.

As is customary in incentive plans of this nature, each share limit and the number and kind of shares available under the 2006 Plan and any outstanding awards, as well as the exercise or purchase prices of awards, and performance targets under certain types of performance-based awards, are subject to adjustment in the event of certain reorganizations, mergers, combinations, recapitalizations, stock splits, stock dividends, or other similar events that change the number or kind of shares outstanding, and extraordinary dividends or distributions of property to the stockholders.

Item 6.  Exhibits

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

4.14

Amended and Restated Dividend Reinvestment and Stock Purchase Plan, amended as of October 30, 2008 (incorporated herein by reference to HCP’s Registration Statement on Form S-3 (Registration No. 333-137225), dated September 8, 2006).

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

4.20

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

10.1	HCP, Inc. 2006 Performance Incentive Plan, as amended and restated (incorporated by reference to Annex A to the Company’s definitive proxy statement filed on March 10, 2009).*

10.2	Form of CEO 2006 Performance Incentive Plan Performance Restricted Stock Unit Agreement with five-year installment vesting.* †

10.3	Form of CEO 2006 Performance Incentive Plan Performance Restricted Stock Unit Agreement with three-year cliff vesting.* †

10.4	Form of employee 2006 Performance Incentive Plan Performance Restricted Stock Unit Agreement with five-year installment vesting.* †

10.5	Resignation and Consulting Agreement, dated as of February 28, 2009, by and between HCP and Mark A. Wallace.* †

10.6	Letter Agreement, dated as of March 2, 2009, by and between HCP and Thomas M. Herzog.* †

31.1	Certification by James F. Flaherty III, HCP’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification by Thomas M. Herzog, HCP’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).

32.1	Certification by James F. Flaherty III, HCP’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	Certification by Thomas M. Herzog, HCP’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

*                    Management Contract or Compensatory Plan or Arrangement.

†                     Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 28, 2009	HCP, Inc.

(Registrant)

/s/ JAMES F. FLAHERTY III
James F. Flaherty III
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ THOMAS M. HERZOG
Thomas M. Herzog
Executive Vice President-
Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ GEORGE P. DOYLE
George P. Doyle
Senior Vice President-
Chief Accounting Officer
(Principal Accounting Officer)