Form 10-Q
period 2009-06-30
HCP, INC.
filed 2009-08-04
CIK 765880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  YES ☐  NO ☒

As of July 30, 2009, there were 275,273,367 shares of the registrant’s $1.00 par value common stock outstanding.

HCP, INC.

INDEX

PART I. FINANCIAL INFORMATION

HCP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Real estate:
Buildings and improvements	$7,796,873	$7,752,714
Development costs and construction in progress	255,565	224,337
Land	1,550,490	1,550,219
Accumulated depreciation and amortization	(940,544)	(820,441)
Net real estate	8,662,384	8,706,829
Net investment in direct financing leases	648,864	648,234
Loans receivable, net	1,078,418	1,076,392
Investments in and advances to unconsolidated joint ventures	264,346	272,929
Accounts receivable, net of allowance of $17,929 and $18,413, respectively	29,535	34,211
Cash and cash equivalents	49,484	57,562
Restricted cash	32,351	35,078
Intangible assets, net	433,874	505,986
Real estate held for sale, net	—	19,799
Other assets, net	586,594	492,806
Total assets	$11,785,850	$11,849,826
LIABILITIES AND EQUITY
Bank line of credit	$100,000	$150,000
Term loan	200,000	200,000
Bridge loan	—	320,000
Senior unsecured notes	3,518,147	3,523,513
Mortgage debt	1,592,712	1,641,734
Other debt	98,984	102,209
Intangible liabilities, net	215,571	232,654
Accounts payable and accrued liabilities	197,295	211,691
Deferred revenue	71,716	60,185
Total liabilities	5,994,425	6,441,986

Commitments and contingencies

Preferred stock, $1.00 par value: 50,000,000 shares authorized; 11,820,000 shares issued and outstanding, liquidation preference of $25 per share	285,173	285,173
Common stock, $1.00 par value: 750,000,000 shares authorized; 275,253,104 and 253,601,454 shares issued and outstanding, respectively	275,253	253,601
Additional paid-in capital	5,298,213	4,873,727
Cumulative dividends in excess of earnings	(228,424)	(130,068)
Accumulated other comprehensive loss	(18,819)	(81,162)
Total stockholders’ equity	5,611,396	5,201,271

Joint venture partners	8,278	12,912
Non-managing member unitholders	171,751	193,657
Total noncontrolling interests	180,029	206,569
Total equity	5,791,425	5,407,840
Total liabilities and equity	$11,785,850	$11,849,826

See accompanying Notes to Condensed Consolidated Financial Statements.

HCP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Rental and related revenues	$231,728	$213,021	$445,316	$419,926
Tenant recoveries	21,035	20,168	44,699	41,616
Income from direct financing leases	13,204	14,129	26,129	29,103
Investment management fee income	1,369	1,457	2,807	2,924
Total revenues	267,336	248,775	518,951	493,569

Costs and expenses:
Depreciation and amortization	79,606	77,861	160,143	155,493
Operating	45,205	46,452	92,881	94,673
General and administrative	20,932	18,732	39,923	39,177
Impairments	5,906	1,574	5,906	1,574
Total costs and expenses	151,649	144,619	298,853	290,917

Other income (expense):
Interest and other income, net	28,732	30,739	53,065	66,061
Interest expense	(75,340)	(85,446)	(152,014)	(181,709)
Total other income (expense)	(46,608)	(54,707)	(98,949)	(115,648)

Income before income taxes and equity income from unconsolidated joint ventures	69,079	49,449	121,149	87,004
Income taxes	(841)	(1,274)	(1,756)	(3,517)
Equity income from unconsolidated joint ventures	1,127	1,221	665	2,509
Income from continuing operations	69,365	49,396	120,058	85,996

Discontinued operations:
Income before gain on sales of real estate, net of income taxes	1,273	6,320	1,932	15,710
Impairments	—	(8,141)	—	(8,141)
Gain on sales of real estate, net of income taxes	30,540	190,505	31,897	200,643
Total discontinued operations	31,813	188,684	33,829	208,212

Net income	101,178	238,080	153,887	294,208
Noncontrolling interests’ and participating securities’ share in earnings	(4,111)	(6,907)	(8,252)	(12,913)
Preferred stock dividends	(5,283)	(5,283)	(10,566)	(10,566)
Net income applicable to common shares	$91,784	$225,890	$135,069	$270,729

Basic earnings per common share:
Continuing operations	$0.23	$0.16	$0.39	$0.28
Discontinued operations	0.12	0.80	0.13	0.92
Net income applicable to common shares	$0.35	$0.96	$0.52	$1.20

Diluted earnings per common share:
Continuing operations	$0.23	$0.16	$0.39	$0.28
Discontinued operations	0.12	0.80	0.13	0.91
Net income applicable to common shares	$0.35	$0.96	$0.52	$1.19

Weighted average shares used to calculate earnings per common share:
Basic	265,422	235,117	259,412	225,945
Diluted	265,542	236,099	259,516	226,745

Dividends declared per common share	$0.460	$0.455	$0.92	$0.91

See accompanying Notes to Condensed Consolidated Financial Statements.

HCP, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(In thousands)

(Unaudited)

						Cumulative	Accumulated
					Additional	Dividends	Other	Total
	Preferred Stock		Common Stock		Paid-In	In Excess	Comprehensive	Stockholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Of Earnings	Income (Loss)	Equity	Interests	Equity
January 1, 2009	11,820	$285,173	253,601	$253,601	$4,873,727	$(130,068)	$(81,162)	$5,201,271	$206,569	$5,407,840
Comprehensive income:
Net income	—	—	—	—	—	146,342	—	146,342	7,545	153,887
Change in net unrealized gains (losses) on securities:
Unrealized gains	—	—	—	—	—	—	61,787	61,787	—	61,787
Less reclassification adjustment realized in net income	—	—	—	—	—	—	(131)	(131)	—	(131)
Change in net unrealized gains (losses) on cash flow hedges:
Unrealized losses	—	—	—	—	—	—	32	32	—	32
Less reclassification adjustment realized in net income	—	—	—	—	—	—	590	590	—	590
Change in Supplemental Executive Retirement Plan obligation	—	—	—	—	—	—	44	44	—	44
Foreign currency translation adjustment	—	—	—	—	—	—	21	21	—	21
Total comprehensive income								208,685	7,545	216,230
Issuance of common stock, net	—	—	21,745	21,745	423,762	—	—	445,507	(21,873)	423,634
Repurchase of common stock	—	—	(93)	(93)	(2,088)	—	—	(2,181)	—	(2,181)
Amortization of deferred compensation	—	—	—	—	7,537	—	—	7,537	—	7,537
Preferred dividends	—	—	—	—	—	(10,566)	—	(10,566)	—	(10,566)
Common dividends ($0.92 per share)	—	—	—	—	—	(234,132)	—	(234,132)	—	(234,132)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(7,840)	(7,840)
Purchase of noncontrolling interests	—	—	—	—	(4,725)	—	—	(4,725)	(4,372)	(9,097)
June 30, 2009	11,820	$285,173	275,253	$275,253	$5,298,213	$(228,424)	$(18,819)	$5,611,396	$180,029	$5,791,425

See accompanying Notes to Condensed Consolidated Financial Statements.

HCP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$153,887	$294,208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate, in-place lease and other intangibles:
Continuing operations	160,143	155,493
Discontinued operations	84	6,553
Amortization of above and below market lease intangibles, net	(10,980)	(4,029)
Stock-based compensation	7,537	7,485
Amortization of debt premiums, discounts and issuance costs, net	5,455	6,162
Straight-line rents	(25,759)	(19,533)
Interest accretion	(11,567)	(13,026)
Deferred rental revenue	7,890	13,279
Equity income from unconsolidated joint ventures	(665)	(2,509)
Distributions of earnings from unconsolidated joint ventures	2,589	2,073
Gain on sales of real estate	(31,897)	(200,643)
Marketable securities (gains) losses, net	(293)	2,782
Derivative losses, net	154	2,360
Impairments	5,906	9,715
Changes in:
Accounts receivable	4,676	12,972
Other assets	(7,594)	5,399
Accounts payable and accrued liabilities	(9,469)	(6,047)
Net cash provided by operating activities	250,097	272,694
Cash flows from investing activities:
Acquisitions and development of real estate	(39,319)	(72,884)
Lease commissions and tenant and capital improvements	(18,826)	(32,359)
Proceeds from sales of real estate, net	52,281	512,883
Contributions to unconsolidated joint ventures	—	(2,826)
Distributions in excess of earnings from unconsolidated joint ventures	4,428	6,182
Proceeds from the sale of marketable securities	4,800	10,700
Proceeds from the sales of interests in unconsolidated joint ventures	—	2,855
Principal repayments on loans receivable and direct financing leases	4,727	2,835
Investments in loans receivable	(16)	(2,190)
Decrease in restricted cash	2,727	4,040
Net cash provided by investing activities	10,802	429,236
Cash flows from financing activities:
Net repayments under bank line of credit	(50,000)	(951,700)
Repayments of bridge loan	(320,000)	(200,000)
Repayments of mortgage debt	(51,060)	(29,945)
Issuance of mortgage debt	—	258,726
Repurchase of senior unsecured notes	(7,735)	—
Settlement of cash flow hedge	—	5,180
Debt issuance costs	—	(5,784)
Repurchase of common stock	(2,181)	—
Net proceeds from the issuance of common stock and exercise of options	423,634	572,973
Dividends paid on common and preferred stock and participating securities	(244,698)	(217,019)
Purchase of noncontrolling interests	(9,097)	—
Distributions to noncontrolling interests	(7,840)	(13,841)
Net cash used in financing activities	(268,977)	(581,410)
Net increase (decrease) in cash and cash equivalents	(8,078)	120,520
Cash and cash equivalents, beginning of period	57,562	96,269
Cash and cash equivalents, end of period	$49,484	$216,789

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

(2)         Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

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

The Company applies Financial Accounting Standards Board (‘‘FASB’’) Interpretation No. 46R, Consolidation of Variable Interest Entities, as revised (‘‘FIN 46R’’), for arrangements with variable interest entities. FIN 46R provides guidance on the identification of entities for which control is achieved through means other than voting rights (‘‘variable interest entities’’ or ‘‘VIEs’’) and the determination of which business enterprise is the primary beneficiary of the VIE. A variable interest entity is broadly defined as an entity where either (i) the equity investors as a group, if any, do not have a controlling financial interest, or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. The Company consolidates investments in VIEs when it is determined to be the primary beneficiary at either the creation of the variable interest entity or upon the occurrence of a qualifying reconsideration event. Qualifying reconsideration events include, but are not limited to, the modification of contractual arrangements that affect the characteristics or adequacy of the entity’s equity investments at risk and the disposal of all or a portion of an interest held by the primary beneficiary. At June 30, 2009, the Company did not consolidate any significant variable interest entities.

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

At June 30, 2009, the Company had 80 properties leased to a total of nine tenants (‘‘VIE tenants’’) and a loan to a borrower where each tenant and borrower has been identified as a VIE. The Company acquired these leases and loan on October 5, 2006 in its merger with CNL Retirement Properties, Inc. (‘‘CRP’’). CRP determined it was not the primary beneficiary of these VIEs, and the Company is required to carry forward CRP’s accounting conclusions after the acquisition relative to their primary beneficiary assessments, provided the Company does not believe CRP’s accounting to be in error. The Company believes that its accounting for the VIEs is the appropriate application of FIN 46R. On December 21, 2007, the Company made an investment of approximately $900 million in mezzanine loans where each mezzanine borrower has been identified as a VIE. The Company has also determined that it is not the primary beneficiary of these VIEs.

The carrying amount and classification of the related assets, liabilities and maximum exposure to loss as a result of the Company’s involvement with VIEs are presented below (in thousands):

VIE Type	Maximum Loss Exposure(1)	Asset/Liability Type	Carrying Amount
VIE tenants—operating leases	$750,246	Lease intangibles, net and straight-line rent receivables	$7,455
VIE tenants—DFLs(2)	654,049	Net investment in DFLs	214,327
Senior secured loans	80,246	Loans receivable, net	80,246
Mezzanine loans	926,316	Loans receivable, net	926,316

(1)         The Company’s maximum loss exposure related to the VIE tenants represents the future minimum lease payments over the remaining term of the respective leases, which may be mitigated by re-leasing the properties to new tenants. The Company’s maximum loss exposure related to loans to VIEs represents the current period carrying amounts.

(2)         Direct financing leases (“DFLs”).

See Notes 6 and 11 for additional description of the nature, purpose and activities of the Company’s VIEs and interests therein.

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

The initial carrying value of investments in unconsolidated joint ventures is based on the amount paid to purchase the joint venture interest or the carrying value of the assets prior to the sale of interests in the joint venture. To the extent that the Company’s cost basis is different from the basis reflected at the joint venture level, the basis difference is generally amortized over the lives of the related assets and liabilities and included in the Company’s share of equity in earnings of the joint venture. The Company evaluates its equity method investments for impairment based upon a comparison of the estimated fair value of the equity method investment to its carrying value in accordance with APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. When the Company determines a decline in the estimated fair value of an investment in an unconsolidated joint venture below its carrying value is other-than-temporary, an impairment is recorded. The Company recognizes gains on the sale of interests in joint ventures to the extent the economic substance of the transaction is a sale in accordance with the American Institute of Certified Public Accountants Statement of Position 78-9, Accounting for Investments in Real Estate Ventures, and Statement of Financial Accounting Standards (‘‘SFAS’’) No. 66, Accounting for Sales of Real Estate (‘‘SFAS No. 66’’).

Revenue Recognition

Rental income from tenants is recognized in accordance with GAAP, including SEC Staff Accounting Bulletin No. 104, Revenue Recognition (‘‘SAB 104’’). The Company recognizes rental revenue on a straight-line basis over the lease term when collectibility is reasonably assured and the tenant has taken possession or controls the physical use of the leased asset. For assets acquired subject to leases, the Company recognizes revenue upon acquisition of the asset provided the tenant has taken possession or controls the physical use of the leased asset. If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:

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

Tenant recoveries related to reimbursement of real estate taxes, insurance, repairs and maintenance, and other operating expenses are recognized as revenue in the period the applicable expenses are incurred. The reimbursements are recognized and presented in accordance with EITF Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (“EITF 99-19”). EITF 99-19 requires that these reimbursements be recorded gross, as the Company is generally the primary obligor with respect to purchasing goods and services from third-party suppliers, has discretion in selecting the supplier and bears the associated credit risk.

For leases with minimum scheduled rent increases, the Company recognizes income on a straight-line basis over the lease term when collectibility is reasonably assured. Recognizing rental income on a straight-line basis for leases results in recognized revenue exceeding amounts contractually due from tenants. Such cumulative excess amounts are included in other assets and were $138 million and $112 million, net of allowances, at June 30, 2009 and December 31, 2008, respectively. If the Company determines that collectibility of straight-line rents is not reasonably assured, the Company limits future recognition to amounts contractually owed, and, where appropriate, establishes an allowance for estimated losses.

The Company maintains an allowance for doubtful accounts, including an allowance for straight-line rent receivables, for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. The Company monitors the liquidity and creditworthiness of its tenants and operators on an ongoing basis. This evaluation considers industry and economic conditions, property performance, credit enhancements and other factors. For straight-line rent amounts, the Company’s assessment is based on amounts estimated to be recoverable over the term of the lease. At June 30, 2009 and December 31, 2008, respectively, the Company had an allowance of $53 million and $40 million, included in other assets, as a result of the Company’s determination that collectibility is not reasonably assured for certain straight-line rent amounts.

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

The Company assesses fair value based on estimated cash flow projections that utilize appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. The estimated fair value of tangible assets of an acquired property is based on the value of the property as if it was vacant.

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

The Company capitalizes direct construction and development costs, including predevelopment costs, interest, property taxes, insurance and other costs directly related and essential to the acquisition, development or construction of a real estate project. In accordance with SFAS No. 34, Capitalization of Interest Cost, and SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, construction and development costs are capitalized while substantive activities are ongoing to prepare an asset for its intended use. The Company considers a construction project as substantially complete and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. Costs incurred after a project is substantially complete and ready for its intended use, or after development activities have ceased, are expensed as incurred. For redevelopment of existing operating properties, the Company capitalizes costs based on the net carrying value of the existing property under redevelopment plus the cost for the construction and improvement incurred in connection with the redevelopment. Costs previously capitalized related to abandoned acquisitions or developments are charged to earnings. Expenditures for repairs and maintenance are expensed as incurred. The Company considers costs incurred in conjunction with re-leasing properties, including for tenant improvements and lease commissions, to be the acquisition of productive assets and are reflected as investment activities in the Company’s statement of cash flows.

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

Goodwill is tested for impairment by applying the two-step approach defined in SFAS No. 142, Goodwill and Other Intangible Assets, at least annually and whenever the Company identifies triggering events that may indicate an impairment has occurred. Potential impairment indicators include a significant decline in real estate valuations, restructuring plans or a decline in the Company’s market capitalization below its carrying value. The Company tests for impairment of its goodwill by comparing the estimated fair value of a reporting unit containing goodwill to its carrying value. If the carrying value exceeds the fair value, the second step of the test is needed to measure the amount of potential goodwill impairment. The second step requires the fair value of the reporting unit to be allocated to all the assets and liabilities of the reporting unit as if it had been acquired in a business combination at the date of the impairment test. The excess fair value of the reporting unit over the fair value of assets and liabilities is the implied value of goodwill and is used to determine the amount of impairment. The Company selected the fourth quarter of each fiscal year to perform its annual impairment test.

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

Derivatives

During its normal course of business, the Company uses certain types of derivative instruments for the purpose of managing interest rate risk. To qualify for hedge accounting, derivative instruments used for risk management purposes must effectively reduce the risk exposure that they are designed to hedge. In addition, at inception of a qualifying cash flow hedging relationship, the underlying transaction or transactions, must be, and are expected to remain, probable of occurring in accordance with the Company’s related assertions.

The Company applies SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires the recognition of all derivative instruments, including embedded derivatives required to be bifurcated, as assets or liabilities in the Company’s condensed consolidated balance sheets at fair value. Changes in the fair value of derivative instruments that are not designated as hedges or that do not meet the criteria of hedge accounting under SFAS No. 133 are recognized in earnings. For derivatives designated in qualifying cash flow hedging relationships, the change in fair value of the effective portion of the derivatives is recognized in accumulated other comprehensive income (loss) whereas the change in fair value of the ineffective portion is recognized in earnings. For derivatives designated in qualifying fair value hedging relationships, the change in fair value of the effective portion of the derivatives offsets the change in fair value of the hedged item in interest expense whereas the change in fair value of the ineffective portion is recognized in earnings.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. This process includes designating all derivatives that are part of a hedging relationship to specific forecasted transactions or recognized obligations in the balance sheet. The Company also assesses and documents, both at inception of the hedging instrument and on a quarterly basis thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting the designated risks associated with the respective hedged items. When it is determined that a derivative ceases to be highly effective as a hedge, or that it is probable the underlying forecasted transaction will not occur, the Company discontinues hedge accounting prospectively and records the appropriate adjustment to earnings based on the current fair value of the derivative.

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

Marketable Securities

The Company classifies its marketable equity and debt securities as available-for-sale in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”). These securities are carried at fair value with unrealized gains and losses recognized in stockholders’ equity as a component of accumulated other comprehensive income (loss). Gains or losses on securities sold are determined based on the specific identification method. When the Company determines declines in fair value of marketable securities are other-than-temporary, a loss is recognized in earnings.

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

Noncontrolling Interests and Mandatorily Redeemable Financial Instruments

The Company applies SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51 (“SFAS No. 160”), for arrangements with noncontrolling interests. SFAS No. 160 requires that minority interests be recharacterized as noncontrolling interests and be reported as a component of equity separate from the parent’s equity. Purchases or sales of equity interests that do not result in a change in control should be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest is included in consolidated net income on the face of the income statement and, upon a gain or loss of control, the interest purchased or sold, as well as any interest retained, should be recorded at fair value with any gain or loss recognized in earnings. The Company adopted SFAS No. 160 beginning January 1, 2009, and, as required, applied the presentation and disclosure requirements retrospectively. The adoption of SFAS No. 160 on January 1, 2009 did not have a material impact on the Company’s consolidated financial position or earnings per share.

As of June 30, 2009, there were 4.3 million non-managing member units outstanding in six limited liability companies (“LLC”), for all of which the Company is the managing member: (i) HCPI/Tennessee, LLC; (ii) HCPI/Utah, LLC; (iii) HCPI/Utah II, LLC; (iv) HCP DR California, LLC; (v) HCP DR Alabama, LLC; and (vi) HCP DR MCD, LLC. The Company consolidates these entities since it exercises control and carries the noncontrolling interests at cost. The non-managing member LLC Units (“DownREIT units”) are exchangeable for an amount of cash approximating the then-current market value of shares of the Company’s common stock or, at the Company’s option, shares of the Company’s common stock (subject to certain adjustments, such as stock splits and reclassifications). At June 30, 2009, the carrying and market values of the 4.3 million DownREIT units were $171.8 million and $125.3 million, respectively. The market value of DownREIT units correlates to the changes in market value of our common stock and not the market value of the respective assets owned by the DownREIT LLCs.

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

The Company measures fair value using a set of standardized procedures that are outlined herein for all assets and liabilities which are required to be measured at fair value on either a recurring or non-recurring basis. When available, the Company utilizes quoted market prices from an independent third party source to determine fair value and classifies such items in Level 1. In some instances where a market price is available, but the instrument is in an inactive or over-the-counter market, the Company consistently applies the dealer (market maker) pricing estimate and classifies the asset or liability in Level 2.

If quoted market prices or inputs are not available, fair value measurements are based upon valuation models that utilize current market or independently sourced market inputs, such as interest rates, option volatilities, credit spreads, market capitalization rates, etc. Items valued using such internally-generated valuation techniques are classified according to the lowest level input that is significant to the fair value measurement. As a result, the asset or liability could be classified in either Level 2 or 3 even though there may be some significant inputs that are readily observable. Internal fair value models and techniques used by the Company include discounted cash flow and Black Scholes valuation models. The Company also considers its credit risk and counterparty’s credit risk on derivatives and other liabilities measured at fair value.  The Company has elected the mid-market pricing expedient when determining fair value.

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

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP Financial Accounting Standard (“FAS”) 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”). FSP FAS 107-1 amends SFAS No. 107 to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies in addition to the annual financial statements. FSP FAS 107-1 is effective for interim periods ending after June 15, 2009. Prior period presentation is not required for comparative purposes at initial adoption. The adoption of FSP FAS 107-1 on June 30, 2009 did not have a material impact on the Company’s consolidated financial position or results of operations.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 is effective for fiscal years and interim periods ending after June 15, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 on June 30, 2009 did not have a material impact on the Company’s consolidated financial position or results of operations.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for both financial and nonfinancial assets or liabilities have significantly decreased. FSP FAS 157-4 is effective for fiscal years and interim periods ending after June 15, 2009 and shall be applied prospectively. The adoption of FSP FAS 157-4 on June 30, 2009 did not have a material impact on the Company’s consolidated financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 provides general guidelines to account for the disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. These guidelines are consistent with current accounting requirements, but clarify the period, circumstances, and disclosures for properly identifying and accounting for subsequent events. SFAS No. 165 is effective for interim periods and fiscal years ending after June 15, 2009. The adoption of SFAS No. 165 on June 30, 2009 did not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). SFAS No. 167 requires enterprises to perform a more qualitative approach to determining whether or not a variable interest entity will need to be consolidated on a quarterly basis. This evaluation will be based on an enterprise’s ability to direct and influence the activities of a variable interest entity that most significantly impact its economic performance. SFAS No. 167 is effective for interim periods and fiscal years beginning after November 15, 2009. Early adoption is not permitted. The Company is currently evaluating the impact of SFAS No. 167 on its consolidated financial position and results of operations.

In June 2009, the FASB Accounting Standards Codification (the “Codification”) was issued in the form of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS No. 168”). Upon issuance, the Codification became the single source of authoritative, nongovernmental US GAAP. The Codification reorganized U.S. GAAP pronouncements into accounting topics, which are displayed using a single structure. Certain SEC guidance is also included in the Codification and will follow a similar topical structure in separate SEC sections. SFAS No. 168 is effective for interim periods and fiscal years ending after September 15, 2009. The adoption of SFAS No. 168 and the Codification did not have a material impact on the Company’s consolidated financial position or results of operations.

Reclassifications

Certain amounts in the Company’s condensed consolidated financial statements for prior periods have been reclassified to conform to the current period presentation. Assets sold or held for sale and associated liabilities have been reclassified on the condensed consolidated balance sheets and operating results reclassified from continuing to discontinued operations in accordance with SFAS No. 144 (see Note 4). In accordance with SFAS No. 160, (i) all prior period noncontrolling interests on the condensed consolidated balance sheets have been reclassified as a component of equity and (ii) all prior period noncontrolling interests’ share of earnings on the condensed consolidated statements of income have been reclassified to clearly identify net income attributable to the non-controlling interest.

(3)         Real Estate Property Investments

During the six months ended June 30, 2009, the Company funded an aggregate of $55 million for construction, tenant and other capital projects primarily in the life science segment.

During the six months ended June 30, 2008, the Company acquired a senior housing facility for $11 million and funded an aggregate of $92 million for construction, tenant and capital improvement projects primarily in the life science and medical office segments.

(4)         Dispositions of Real Estate, Real Estate Interests and Discontinued Operations

Dispositions of Real Estate

During the three months ended June 30, 2009, the Company sold two hospitals for approximately $46 million and recognized a gain on sales of real estate of $31 million. The hospitals sold included the Company’s hospital located in Los Gatos, California, for $45 million, which resulted in a gain on sale of real estate of $31 million. During the six months ended June 30, 2009, the Company sold nine properties for $52 million and recognized gain on sales of real estate of $32 million, primarily from the hospital and medical office segments.

During the three months ended June 30, 2008, the Company sold 40 properties for approximately $483 million and recognized gain on sales of real estate of approximately $191 million. During the six months ended June 30, 2008, the Company sold 44 properties for approximately $513 million and recognized gain on sales of real estate of approximately $201 million. The Company’s sales of properties during the six months ended June 30, 2008 were made from the following segments: (i) 61% hospital, (ii) 19% skilled nursing, (iii) 17% medical office and (iv) 3% senior housing.

Properties Held for Sale

At December 31, 2008, the Company held for sale nine properties with an aggregate carrying amount of $20 million. No properties were held for sale at June 30, 2009.

Results from Discontinued Operations

The following table summarizes operating income from discontinued operations and gains on sales of real estate included in discontinued operations (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Rental and related revenues	$1,226	$10,502	$2,009	$28,111
Other revenues	236	—	236	24
	1,462	10,502	2,245	28,135
Depreciation and amortization expenses	23	1,827	84	6,553
Operating expenses	—	1,830	—	5,085
Other costs and expenses	166	525	229	787
Income before gain on sales of real estate, net of income taxes	$1,273	$6,320	$1,932	$15,710

Impairments	$—	$8,141	$—	$8,141

Gain on sales of real estate	$30,540	$190,505	$31,897	$200,643

Number of properties held for sale	—	16	—	16
Number of properties sold	2	40	9	44
Number of properties included in discontinued operations	2	56	9	60

(5)         Net Investment in Direct Financing Leases

The components of net investment in DFLs consists of the following (dollars in thousands):

	June 30,	December 31,
	2009	2008

Minimum lease payments receivable	$1,348,924	$1,373,283
Estimated residual values	467,248	467,248
Unearned income	(1,167,308)	(1,192,297)
Net investment in direct financing leases	$648,864	$648,234
Properties subject to direct financing leases	30	30

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

Lease payments due to the Company relating to three land-only DFLs with a carrying value of $55 million at June 30, 2009, are subordinate to and, along with the land, serve as collateral for first mortgage construction loans entered into by the tenants to fund development costs related to the properties. During the three months ended December 31, 2008, the Company determined that two of these DFLs were impaired and began recognizing income on a cost-recovery basis.  At June 30, 2009, no allowance has been provided based on the value of the collateral underlying the DFLs.  At June 30, 2009, the carrying value of these two DFLs was $35 million.

(6)   Loans Receivable

The following table summarizes the Company’s loans receivable (in thousands):

	June 30, 2009			December 31, 2008
	Real Estate Secured	Other	Total	Real Estate Secured	Other	Total
Mezzanine	$—	$999,891	$999,891	$—	$999,891	$999,891
Joint venture partners	—	778	778	—	7,055	7,055
Other	70,427	78,050	148,477	71,224	76,725	147,949
Unamortized discounts, fees and costs	—	(70,728)	(70,728)	—	(78,262)	(78,262)
Loan loss allowance	—	—	—	—	(241)	(241)
	$70,427	$1,007,991	$1,078,418	$71,224	$1,005,168	$1,076,392

On October 5, 2006, through its merger with CRP, the Company assumed an agreement to provide an affiliate of the Cirrus Group, LLC with an interest-only, senior secured term loan. The loan provided for a maturity date of December 31, 2008, with a one-year extension period at the option of the borrower, subject to certain conditions, under which amounts were borrowed to finance the acquisition, development, syndication and operation of new and existing surgical partnerships. This loan accrues interest at a rate of 14.0%, of which 9.5% is payable monthly and the balance of 4.5% is deferred until maturity. The loan is subject to equity contribution requirements, borrower financial covenants, is collateralized by assets of the borrower (comprised primarily of interests in partnerships operating surgical facilities, some of which are on the premises of properties owned by HCP Ventures IV or the Company) and is guaranteed up to $37.4 million through a combination of (i) a personal guarantee of up to $9.7 million by a principal of Cirrus, and (ii) a guarantee of the balance by other principals of Cirrus under arrangements for recourse limited to their pledged interests in certain entities owning real estate. At December 31, 2008, the borrower did not meet the conditions necessary to exercise its extension option and could not repay the loan upon maturity. On April 22, 2009, new terms for extending the loan were reached, including the payment of a $1.1 million extension fee, and the maturity was extended to December 31, 2010. At June 30, 2009 and December 31, 2008, the carrying value of this loan was $80 million and $79 million, respectively, including accrued interest of $3 million. The Company issued a notice of default in July 2009, for the borrower’s failure to make two interest payments during the three months ended June 30, 2009. The Company expects to collect all amounts due under the loan agreement based on the value of the collateral and guarantees supporting the loan.

On December 21, 2007, the Company made an investment in mezzanine loans having an aggregate face value of $1.0 billion, for approximately $900 million, as part of the financing for The Carlyle Group’s $6.3 billion purchase of HCR ManorCare. These interest-only loans mature in January 2013 and bear interest on their face amounts at a floating rate of one-month London Interbank Offered Rate (“LIBOR”) plus 4.0%. These loans are mandatorily pre-payable in January 2012 unless the borrower satisfies certain financial conditions. The loans are secured by an indirect pledge of equity ownership in 339 HCR ManorCare facilities located in 30 states and are subordinate to other debt of approximately $3.6 billion at closing. At June 30, 2009, the carrying amount of these loans was $926 million.

(7)   Investments in and Advances to Unconsolidated Joint Ventures

The Company owns interests in the following entities which are accounted for under the equity method at June 30, 2009 (dollars in thousands):

Entity(1)	Properties	Investment(2)	Ownership%

HCP Ventures II	25 senior housing facilities	$139,851	35
HCP Ventures III, LLC	13 medical office buildings (“MOBs”)	11,501	30
HCP Ventures IV, LLC	54 MOBs and 4 hospitals	42,989	20
HCP Life Science(3)	4 life science facilities	63,735	50 - 63
Suburban Properties, LLC	1 MOB	3,875	67
Advances to unconsolidated joint ventures, net		2,395
		$264,346
Edgewood Assisted Living Center, LLC(4)(5)	1 senior housing facility	$(875)	45
Seminole Shores Living Center, LLC(4)(5)	1 senior housing facility	(451)	50
		$(1,326)

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

(4)         As of June 30, 2009, the Company has guaranteed in the aggregate $4 million of a total of $8 million of notes payable for these joint ventures. No amounts have been recorded related to these guarantees at June 30, 2009.

(5)         Negative investment amounts are included in accounts payable and accrued liabilities.

Summarized combined financial information for the Company’s unconsolidated joint ventures follows (in thousands):

	June 30,	December 31,
	2009	2008
Real estate, net	$1,673,694	$1,703,308
Other assets, net	190,518	184,297
Total assets	$1,864,212	$1,887,605

Notes payable	$1,166,261	$1,172,702
Accounts payable	41,744	39,883
Other partners’ capital	475,029	488,860
HCP’s capital(1)	181,178	186,160
Total liabilities and partners’ capital	$1,864,212	$1,887,605

(1)          Aggregate basis difference of the Company’s investments in these joint ventures of $79 million, as of June 30, 2009, is primarily attributable to real estate and related intangible assets.

	Three Months Ended June 30,(1)		Six Months Ended June 30,(1)
	2009	2008	2009	2008

Total revenues	$45,998	$46,102	$92,600	$92,416
Net income (loss)	75	1,623	(1,095)	3,793
HCP’s equity income	1,127	1,221	665	2,509
Fees earned by HCP	1,369	1,457	2,807	2,924
Distributions received, net	3,835	4,748	7,017	8,255

(1)          Includes the financial information of Arborwood Living Center, LLC and Greenleaf Living Centers, LLC, which were sold on April 3, 2008 and June 12, 2008, respectively.

(8)         Intangibles

At June 30, 2009 and December 31, 2008, intangible lease assets, comprised of lease-up intangibles, above market tenant lease intangibles, below market ground lease intangibles and intangible assets related to non-compete agreements, were $617 million and $680 million, respectively. At June 30, 2009 and December 31, 2008, the accumulated amortization of intangible assets was $183 million and $174 million, respectively.

At June 30, 2009 and December 31, 2008, below market lease intangibles and above market ground lease intangibles were $289 million and $294 million, respectively. At June 30, 2009 and December 31, 2008, the accumulated amortization of intangible liabilities was $73 million and $61 million, respectively.

On October 5, 2006, the Company acquired CRP in a merger and through the purchase method of accounting it allocated $35 million of above-market lease intangibles related to 15 senior housing facilities, that are operated by Sunrise Senior Living, Inc. In June 2009, in a subsequent review of the related calculations of the relative fair value of these lease intangibles, the Company noted valuation errors, which resulted in an aggregate overstatement of the above-market lease intangible assets and an understatement of building and improvements of $28 million. In the periods from October 5, 2006 through March 31, 2009, these errors resulted in an understatement of rental and related revenues and depreciation expense of approximately $6 million and $2 million, respectively.  The Company recorded the related corrections in the three months ended June 30, 2009, and determined that such misstatements to the Company’s results of operations or financial position during the periods from October 5, 2006 through June 30, 2009, were immaterial.

(9)         Other Assets

The Company’s other assets consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
Marketable debt securities	$300,106	$228,660
Marketable equity securities	3,990	3,845
Goodwill	50,346	51,746
Straight-line rent assets, net	137,872	112,038
Deferred debt issuance costs, net	20,963	23,512
Other	73,317	73,005
Total other assets	$586,594	$492,806

The cost or amortized cost, estimated fair value and gross unrealized gains and losses on marketable securities follows (in thousands):

			Unrealized
	Cost(1)	Fair Value	Losses
June 30, 2009
Debt securities	$305,553	$300,106	$(5,447)
Equity securities	3,701	3,990	289
Total investments	$309,254	$304,096	$(5,158)

			Unrealized
	Cost(1)	Fair Value	Losses
December 31, 2008
Debt securities	$295,138	$228,660	$(66,478)
Equity securities	4,181	3,845	(336)
Total investments	$299,319	$232,505	$(66,814)

(1)          Represents the original cost basis of the marketable securities adjusted for discount accretion and other-than-temporary impairments recorded through earnings, if any.

Marketable securities with unrealized losses at June 30, 2009 are not considered to be other-than-temporarily impaired as the Company has the intent and ability to hold these investments for a period of time sufficient to allow for an anticipated recovery in fair value. In addition, it is not likely that the Company will be required to sell its marketable debt securities prior to the recovery of their amortized cost basis.

At June 30, 2009, $286 million of the Company’s marketable debt securities accrue interest at 9.625% and mature in November 2016 and $20 million accrue interest at 9.25% and mature in May 2017. The issuers of these notes may elect to pay interest in cash or by issuing additional notes for all or a portion of the interest payments. In November 2008, the issuer of the Company’s 9.625% debt securities elected to make interest payments by issuing additional notes, and in May 2009, the Company received $14 million of additional debt securities in lieu of its cash interest payment. In May 2009, the issuer of the Company’s 9.625% debt securities elected to make its next interest payment in cash.

During the three and six months ended June 30, 2009 and 2008, the Company sold debt securities with a cost basis of $4 million and $10 million, which resulted in gains of approximately $0.8 million and $0.7 million, respectively. During the three and six months ended June 30, 2008, the Company recognized a $3.5 million loss related to an other-than-temporary impairment on marketable equity securities with a carrying value of $7.3 million. Realized gains and losses and other-than-temporary impairment losses related to available-for-sale marketable securities are included in interest and other income, net in each respective period.

(10) Debt

Bank Line of Credit and Bridge and Term Loans

The Company’s revolving line of credit facility with a syndicate of banks provides for an aggregate borrowing capacity of $1.5 billion and matures on August 1, 2011. This revolving line of credit facility accrues interest at a rate per annum equal to LIBOR plus a margin ranging from 0.325% to 1.00%, depending upon the Company’s debt ratings. The Company pays a facility fee on the entire revolving commitment ranging from 0.10% to 0.25%, depending upon its debt ratings. Based on the Company’s debt ratings at June 30, 2009, the margin on the revolving line of credit facility was 0.55% and the facility fee was 0.15%. At June 30, 2009, the Company had $100 million outstanding under this revolving line of credit facility with a weighted-average effective interest rate of 1.31%.

At June 30, 2009, the outstanding balance of the Company’s term loan was $200 million and matures on August 1, 2011. The term loan accrues interest at a rate per annum equal to LIBOR plus a margin ranging from 1.825% to 2.375%, depending upon the Company’s debt ratings (weighted-average effective interest rate of 2.78% at June 30, 2009). Based on the Company’s debt ratings at June 30, 2009, the margin on the term loan was 2.00%.

The Company’s revolving line of credit facility and term loan contain certain financial restrictions and other customary requirements, including cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the agreement (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 65%, (iii) require a Fixed Charge Coverage ratio of 1.75 times, and (iv) require a formula-determined Minimum Consolidated Tangible Net Worth of $4.5 billion at June 30, 2009. At June 30, 2009, the Company was in compliance with each of these restrictions and requirements of the revolving line of credit facility and term loan.

On May 8, 2009, the Company repaid the remaining $320 million outstanding balance under its bridge loan credit facility with proceeds received from the issuance of shares of common stock.

Senior Unsecured Notes

At June 30, 2009, the Company had $3.5 billion in aggregate principal amount of senior unsecured notes outstanding. Interest rates on the notes ranged from 1.53% to 7.07%. The weighted-average effective interest rate on the senior unsecured notes at June 30, 2009 was 6.13%. Discounts and premiums are amortized to interest expense over the term of the related debt.

The senior unsecured notes contain certain covenants including limitations on debt, cross-acceleration provisions and other customary terms. At June 30, 2009, the Company was in compliance with these covenants.

Mortgage Debt

At June 30, 2009, the Company had $1.6 billion in mortgage debt secured by 186 healthcare facilities with a carrying amount of $2.8 billion. Interest rates on the mortgage notes ranged from 0.36% to 8.63% with a weighted average effective rate of 5.97% at June 30, 2009.

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

Other Debt

At June 30, 2009, the Company had $99 million of non-interest bearing life care bonds at two of its CCRCs and non-interest bearing occupancy fee deposits at another of its senior housing facilities, all of which were payable to certain residents of the facilities (collectively, “Life Care Bonds”). At June 30, 2009, $45 million of the Life Care Bonds were refundable to the residents upon the resident moving out or to their estate upon death, and $54 million of the Life Care Bonds were refundable after the unit is successfully remarketed to a new resident.

Debt Maturities

The following table summarizes our stated debt maturities and scheduled principal repayments, excluding debt premiums and discounts, at June 30, 2009 (in thousands):

Year	Bank Line of Credit	Term Loan	Senior Unsecured Notes	Mortgage Debt	Other Debt(1)	Total

2009 (Six months)	$—	$—	$—	$107,276	$98,984	$206,260
2010	—	—	206,421	298,503	—	504,924
2011	100,000	200,000	292,265	137,573	—	729,838
2012	—	—	250,000	60,922	—	310,922
2013	—	—	550,000	233,293	—	783,293
Thereafter	—	—	2,237,000	751,308	—	2,988,308
	$100,000	$200,000	$3,535,686	$1,588,875	$98,984	$5,523,545

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

On May 3, 2007, Ventas, Inc. (“Ventas”) filed a complaint against the Company in the United States District Court for the Western District of Kentucky asserting claims of tortious interference with contract and tortious interference with prospective business advantage. The complaint alleges, among other things, that the Company interfered with Ventas’ purchase agreement with Sunrise Senior Living Real Estate Investment Trust (“Sunrise REIT”); that the Company interfered with Ventas’ prospective business advantage in connection with the Sunrise REIT transaction; and that the Company’s actions caused Ventas to suffer damages. As set forth in Ventas’ court filings, Ventas claims damages of approximately $100 million representing the difference between the price it initially agreed to pay for Sunrise REIT and the price it ultimately paid, additional claimed damages for alleged financing and other costs, and punitive damages. The Company believes that Ventas’ claims are without merit and intends to vigorously defend against Ventas’ lawsuit.

As part of the same litigation, the Company filed counterclaims against Ventas as successor to Sunrise REIT. On March 25, 2009, the District Court issued an order dismissing the Company’s counterclaims. On April 8, 2009, the Company filed a motion for leave to file amended counterclaims. On May 26, 2009, the District Court denied the Company’s motion.

On May 14, 2009, the Company moved for summary judgment on Ventas’ claims, and Ventas moved for partial summary judgment on elements of its claims and HCP’s affirmative defenses. On July 16, 2009, the Court granted the parties’ summary judgment motions in part and denied them in part. Among other things, the court dismissed Ventas’ claim of tortious interference with contract and dismissed Ventas’ claimed damages for alleged financing and other costs.

The Court has set a trial date of August 18, 2009. The Company expects that defending its interests will require it to expend significant funds. The Company is unable to estimate probability of loss or the ultimate aggregate amount of loss or financial impact with respect to these matters as of June 30, 2009.

Development Commitments

As of June 30, 2009, the Company was committed under the terms of contracts to complete the construction of properties undergoing development at a remaining aggregate cost of approximately $18.3 million.

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

On December 21, 2007, the Company made an investment in mezzanine loans to HCR ManorCare with an aggregate face value of $1.0 billion, for approximately $900 million. At June 30, 2009, these loans represented approximately 77% of our skilled nursing segment assets and 7% of our total segment assets.

At June 30, 2009, the Company had 80 of its senior housing facilities leased to nine tenants that have been identified as VIE Tenants. These VIE Tenants are thinly capitalized entities that rely on the cash flow generated from the senior housing facilities to pay operating expenses, including rent obligations under their leases. The 80 senior housing facilities leased to the VIE Tenants are operated by Sunrise Senior Living Management, Inc., a wholly-owned subsidiary of Sunrise Senior Living, Inc. (“Sunrise”). Sunrise is publicly traded and is subject to the informational filing requirements of the Securities and Exchange Act of 1934, as amended, and is required to file periodic reports on Form 10-K and Form 10-Q with the SEC.

On June 18, 2009, the Company announced that the management agreements on 15 communities operated by Sunrise, which are leased by VIE Tenants, have been terminated effective October 1, 2009, for Sunrise’s failure to achieve certain performance thresholds. The Company intends to enter into new arrangements with senior housing operators for the 15 communities, reducing the Sunrise-managed communities in the Company’s portfolio to 75 from the original 101 communities we acquired in the 2006 CRP transaction.

On June 29, 2009, the Company, together with three of its tenants, filed complaints against Sunrise based on Sunrise’s defaults under management and related agreements covering 64 of the remaining 75 Sunrise-managed communities owned by the Company, of which 44 are leased by VIE Tenants. The complaints allege, among other things, that Sunrise systematically breached various contractual and fiduciary duties. In addition to equitable relief and monetary damages relating to the defaults, the Company is seeking judicial confirmation of rights to terminate the agreements on the 64 communities.

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

Credit Enhancement Guarantee

Certain of the Company’s senior housing facilities are collateral for $134 million of debt (maturing May 1, 2025) that is owed by a previous owner of the facilities. This indebtedness is guaranteed by the previous owner who has an investment grade credit rating. These senior housing facilities, which are classified as investments in DFLs, were acquired in the Company’s merger with CRP. As of June 30, 2009, the facilities had a carrying value of $354 million.

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

General Uninsured Losses

The Company obtains various types of insurance to mitigate the impact of property, business interruption, liability, flood, windstorm, earthquake, environmental and terrorism related losses. The Company attempts to obtain appropriate policy terms, conditions, limits and deductibles considering the relative risk of loss, the cost of such coverage and current industry practice. There are, however, certain types of extraordinary losses, such as those due to acts of war or other events that may be either uninsurable or not economically insurable. In addition, the Company has a large number of properties that are exposed to earthquake, flood and windstorm occurrences and the insurances for such losses carry high deductibles. Should a significant uninsured loss occur at a property, the Company’s assets may become impaired for a period of time.

(12) Equity

Preferred Stock

At June 30, 2009, the Company had two series of preferred stock outstanding, “Series E” and “Series F” preferred stock. The Series E and Series F preferred stock have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities of the Company. Holders of each series of preferred stock generally have no voting rights, except under limited conditions, and all holders are entitled to receive cumulative preferential dividends based upon each series’ respective liquidation preference. To preserve the Company’s status as a REIT, each series of preferred stock is subject to certain restrictions on ownership and transfer. Dividends are payable quarterly in arrears on the last day of March, June, September and December. The Series E and Series F preferred stock is currently redeemable at the Company’s option.

The following table lists the Series E cumulative redeemable preferred stock cash dividends made by the Company during the six months ended June 30, 2009:

Declaration Date	Record Date	Amount Per Share	Dividend Payable Date
February 2	March 16	$0.45313	March 31
April 23	June 15	$0.45313	June 30

The following table lists the Series F cumulative redeemable preferred stock cash dividends made by the Company during the six months ended June 30, 2009:

Declaration Date	Record Date	Amount Per Share	Dividend Payable Date
February 2	March 16	$0.44375	March 31
April 23	June 15	$0.44375	June 30

On July 29, 2009, the Company announced that its Board declared a quarterly cash dividend of $0.45313 per share on its Series E cumulative redeemable preferred stock and $0.44375 per share on its Series F cumulative redeemable preferred stock. These dividends will be paid on September 30, 2009 to stockholders of record as of the close of business on September 15, 2009.

Common Stock

During the six months ended June 30, 2009 and 2008, the Company issued 73,000 and 285,000 shares of common stock, respectively, under its Dividend Reinvestment and Stock Purchase Plan (“DRIP”). The Company issued 525,000 and 1.8 million shares of common stock upon the conversion of DownREIT units during the six months ended June 30, 2009 and 2008, respectively. The Company also issued 481,000 shares upon exercise of stock options during the six months ended June 30, 2008. No stock options were exercised during the six months ending June 30, 2009.

During the six months ended June 30, 2009 and 2008, the Company issued 291,000 and 138,000 shares of restricted stock, respectively, under the Company’s 2000 Stock Incentive Plan, as amended, and the Company’s 2006 Performance Incentive Plan. The Company also issued 182,000 and 131,000 shares upon the vesting of performance restricted stock units during the six months ended June 30, 2009 and 2008, respectively.

On May 8, 2009, the Company completed a $440 million public offering of 20.7 million shares of common stock at a price per share of $21.25. The Company received net proceeds of $422 million, which were used to repay all amounts of indebtedness outstanding under the bridge loan credit facility with the remainder used for general corporate purposes.

The following table lists the common stock cash dividends made by the Company during the six months ended June 30, 2009:

Declaration Date	Record Date	Amount Per Share	Dividend Payable Date
February 2	February 9	$0.46	February 23
April 23	May 5	$0.46	May 21

On July 29, 2009, the Company announced that its Board declared a quarterly cash dividend of $0.46 per share. The common stock cash dividend will be paid on August 19, 2009 to stockholders of record as of the close of business on August 6, 2009.

Accumulated Other Comprehensive Income (Loss) (“AOCI”)

	June 30,	December 31,
	2009	2008
	(in thousands)
AOCI—unrealized losses on available-for-sale securities, net	$(5,158)	$(66,814)
AOCI—unrealized losses on cash flow hedges, net	(11,107)	(11,729)
Supplemental Executive Retirement Plan minimum liability	(1,777)	(1,821)
Cumulative foreign currency translation adjustment	(777)	(798)
Total accumulated other comprehensive loss	$(18,819)	$(81,162)

Noncontrolling Interests

On March 30, 2009, the Company purchased for $9 million the non-controlling interests in three senior housing joint ventures with a carrying amount of $4 million. The $5 million representing the excess of the payment above the carrying amount of the noncontrolling interest was charged to additional paid-in capital.

Total Comprehensive Income

The following table provides a reconciliation of comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$101,178	$238,080	$153,887	$294,208
Other comprehensive income (loss)	58,650	47,699	62,343	(6,096)
Total comprehensive income	$159,828	$285,779	$216,230	$288,112

Substantially all of other comprehensive income for the three and six months ended June 30, 2009 related to the change in the estimated fair value of the Company’s available-for-sale marketable debt securities. Substantially all of other comprehensive income for the three months ended June 30, 2008 related to the change in the estimated fair value of two forward-starting interest rate swap contracts, which were settled in June 2008. See additional discussions of derivative instruments and available-for-sale marketable debt securities in Notes 14 and 9, respectively.

(13) Segment Disclosures

The Company evaluates its business and makes resource allocations based on its five business segments: (i) senior housing, (ii) life science, (iii) medical office, (iv) hospital, and (v) skilled nursing. Under the senior housing, life science, hospital and skilled nursing segments, the Company invests primarily in single operator or tenant properties through acquisition and development of real estate, secured financing and marketable debt securities of operators in these sectors. Under the medical office segment, the Company invests through acquisition of MOBs that are primarily leased under gross or modified gross leases, generally to multiple tenants, and which generally require a greater level of property management. The accounting policies of the segments are the same as those described under Summary of Significant Accounting Policies (see Note 2). There were no intersegment sales or transfers during the six months ended June 30, 2009 and 2008. The Company evaluates performance based upon property net operating income from continuing operations (“NOI”) of the combined properties in each segment.

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

Summary information for the reportable segments follows (in thousands):

For the three months ended June 30, 2009:

Segments	Rental and Related Revenues	Tenant Recoveries	Income From DFLs	Investment Management Fees	Total Revenues	NOI(1)	Interest and Other
Senior housing	$79,777	$—	$13,204	$738	$93,719	$91,981	$250
Life science	53,488	9,523	—	1	63,012	51,755	—
Medical office	66,077	11,048	—	630	77,755	44,906	—
Hospital	22,899	464	—	—	23,363	22,633	11,921
Skilled nursing	9,487	—	—	—	9,487	9,487	15,673
Total segments	231,728	21,035	13,204	1,369	267,336	220,762	27,844
Non-segment	—	—	—	—	—	—	888
Total	$231,728	$21,035	$13,204	$1,369	$267,336	$220,762	$28,732

For the three months ended June 30, 2008:

Segments	Rental and Related Revenues	Tenant Recoveries	Income From DFLs	Investment Management Fees	Total Revenues	NOI(1)	Interest and Other
Senior housing	$69,453	$—	$14,129	$793	$84,375	$81,034	$286
Life science	46,300	8,285	—	1	54,586	44,493	—
Medical office	65,723	11,417	—	663	77,803	44,311	—
Hospital	22,546	466	—	—	23,012	22,029	11,686
Skilled nursing	8,999	—	—	—	8,999	8,999	20,801
Total segments	213,021	20,168	14,129	1,457	248,775	200,866	32,773
Non-segment	—	—	—	—	—	—	(2,034)
Total	$213,021	$20,168	$14,129	$1,457	$248,775	$200,866	$30,739

For the six months ended June 30, 2009:

Segments	Rental and Related Revenues	Tenant Recoveries	Income From DFLs	Investment Management Fees	Total Revenues	NOI(1)	Interest and Other
Senior housing	$148,789	$—	$26,129	$1,521	$176,439	$171,217	$576
Life science	105,534	20,616	—	2	126,152	103,458	—
Medical office	131,426	23,086	—	1,284	155,796	89,506	—
Hospital	41,179	997	—	—	42,176	40,694	22,704
Skilled nursing	18,388	—	—	—	18,388	18,388	31,335
Total segments	445,316	44,699	26,129	2,807	518,951	423,263	54,615
Non-segment	—	—	—	—	—	—	(1,550)
Total	$445,316	$44,699	$26,129	$2,807	$518,951	$423,263	$53,065

For the six months ended June 30, 2008:

Segments	Rental and Related Revenues	Tenant Recoveries	Income From DFLs	Investment Management Fees	Total Revenues	NOI(1)	Interest and Other
Senior housing	$140,225	$—	$29,103	$1,589	$170,917	$163,941	$602
Life science	89,529	17,667	—	2	107,198	85,503	—
Medical office	130,914	22,996	—	1,333	155,243	88,114	—
Hospital	41,483	953	—	—	42,436	40,639	22,270
Skilled nursing	17,775	—	—	—	17,775	17,775	43,985
Total segments	419,926	41,616	29,103	2,924	493,569	395,972	66,857
Non-segment	—	—	—	—	—	—	(796)
Total	$419,926	$41,616	$29,103	$2,924	$493,569	$395,972	$66,061

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

The following is a reconciliation from NOI to reported net income, the most direct comparable financial measure calculated and presented in accordance with GAAP (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net operating income from continuing operations	$220,762	$200,866	$423,263	$395,972
Investment management fee income	1,369	1,457	2,807	2,924
Depreciation and amortization	(79,606)	(77,861)	(160,143)	(155,493)
General and administrative	(20,932)	(18,732)	(39,923)	(39,177)
Impairments	(5,906)	(1,574)	(5,906)	(1,574)
Interest and other income, net	28,732	30,739	53,065	66,061
Interest expense	(75,340)	(85,446)	(152,014)	(181,709)
Income taxes	(841)	(1,274)	(1,756)	(3,517)
Equity income from unconsolidated joint ventures	1,127	1,221	665	2,509
Total discontinued operations	31,813	188,684	33,829	208,212
Net income	$101,178	$238,080	$153,887	$294,208

The Company’s total assets by segment were:

	June 30,	December 31,
Segments	2009	2008
Senior housing	$4,436,022	$4,441,689
Life science	3,577,048	3,545,913
Medical office	2,286,542	2,281,103
Hospital	1,105,918	1,033,206
Skilled nursing	1,199,121	1,191,091
Gross segment assets	12,604,651	12,493,002
Accumulated depreciation and amortization	(1,050,690)	(933,651)
Net segment assets	11,553,961	11,559,351
Real estate held for sale, net	—	19,799
Non-segment assets	231,889	270,676
Total assets	$11,785,850	$11,849,826

On October 5, 2006, simultaneous with the closing of the Company’s merger with CRP, the Company also merged with CNL Retirement Corp. (“CRC”). CRP was a REIT that invested primarily in senior housing and medical office buildings. Under the purchase method of accounting, the assets and liabilities of CRC were recorded at their relative fair values, with $51.7 million paid in excess of the estimated fair value of CRC recorded as goodwill. The CRC goodwill amount was allocated in proportion to the assets of the Company’s reporting units (property sectors) subsequent to the CRP acquisition.

At June 30, 2009, goodwill was allocated to segment assets as follows: (i) senior housing—$30.5 million, (ii) medical office—$11.4 million, (iii) hospital—$5.1 million, and (iv) skilled nursing—$3.3 million. Due to a decrease in our market capitalization during the first quarter of 2009, we performed an interim assessment of goodwill. In connection with this review, the Company recognized an impairment charge of $1.4 million, included in interest and other income, net, for the goodwill allocated to the life science segment.

(14) Derivative Instruments

The Company uses derivative instruments to mitigate the affects of interest rate fluctuations on specific forecasted transactions and recognized obligations. The Company does not use derivative instruments for speculative or trading purposes.

The primary risks associated with derivative instruments are market and credit risk. Market risk is defined as the potential for loss in value of the derivative instruments due to adverse changes in market prices (interest rates). Utilizing derivative instruments allows the Company to effectively manage the risk of increasing interest rates with respect to the potential effects these fluctuations could have on future earnings, changes in fair value of recognized obligations, and forecasted cash flows.

Credit risk is the risk that one of the parties to a derivative contract fails to perform or meet their financial obligation. The Company does not obtain collateral associated with its derivative instruments, but monitors the credit standing of its counterparties on a regular basis. Should a counterparty fail to perform, the Company would incur a financial loss to the extent that the associated derivative contract was in an asset position. At June 30, 2009, the Company does not anticipate non-performance by the counterparties to its outstanding derivative contracts.

The Company has three interest rate swap contracts outstanding at June 30, 2009, which hedge fluctuations in interest payments on variable rate secured debt. At June 30, 2009, these interest rate swap contracts had an aggregate notional amount of $45.6 million and estimated fair value of $2.3 million included in accounts payable and accrued liabilities. During the three and six months ended June 30, 2009, there was no ineffective portion related to the hedging relationship.

On June 12, 2009, the Company executed an interest rate swap contract (pay float and receive fixed), which is designated as hedging the changes in fair value of fixed-rate senior unsecured notes due to fluctuations in the underlying benchmark interest rate. The fair value hedge terminates in September 2011, has a notional amount of $250 million, and hedges approximately 86% of the $292 million of outstanding senior unsecured notes maturing in September 2011. The estimated fair value of the contract at June 30, 2009 was $0.8 million and is included in other assets, net. During the six months ended June 30, 2009, there was no ineffective portion related to the hedge.

During October and November 2007, the Company entered into two forward-starting interest rate swap contracts with notional amounts aggregating $900 million and settled the contracts during the 3 month period ended June 30, 2008. The interest rate swap contracts were designated as qualifying, cash flow hedging relationships, to hedge the Company’s exposure to fluctuations in the benchmark interest rate component of interest payments on forecasted, unsecured, fixed-rate debt expected to be issued in 2010. At June 30, 2009, the Company expects that the hedged forecasted transactions remain probable of occurring.

The following table summarizes the Company’s outstanding interest rate swap contracts as of June 30, 2009 (dollars in thousands):

Date Entered	Effective Date	Maturity Date	Fixed Rate	Floating Rate Index	Notional Amount	Fair Value

July 13, 2005	July 19, 2005	July 15, 2020	3.82%	BMA Swap Index	$45,600	$(2,292)
June 12, 2009	June 15, 2009	September 15, 2011	5.95%	1 Month LIBOR	$250,000	$845

(15) Supplemental Cash Flow Information

	Six Months Ended June 30,
	2009	2008
	(in thousands)
Supplemental cash flow information:
Interest paid, net of capitalized interest and other	$147,686	$179,678
Taxes paid	2,101	3,508
Supplemental schedule of non-cash investing activities:
Capitalized interest	12,347	16,900
Accrued construction costs	790	2,295
Loan received upon real estate disposition	251	—
Supplemental schedule of non-cash financing activities:
Mortgages assumed with real estate acquisitions	—	4,892
Restricted stock issued	291	138
Vesting of restricted stock units	182	131
Cancellation of restricted stock	(30)	(29)
Conversion of non-managing member units into common stock	21,873	63,895
Unrealized gains (losses) on available-for-sale securities and derivatives designated as cash flow hedges	61,885	(11,525)

(16) Earnings Per Common Share

The following table illustrates the computation of basic and diluted earnings per share (dollars in thousands, except per share and share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator
Income from continuing operations	$69,365	$49,396	$120,058	$85,996
Noncontrolling interests’ and participating securities’ share in continuing operations	(4,111)	(6,658)	(8,252)	(12,664)
Preferred stock dividends	(5,283)	(5,283)	(10,566)	(10,566)
Income from continuing operations applicable to common shares	59,971	37,455	101,240	62,766
Discontinued operations	31,813	188,684	33,829	208,212
Noncontrolling interests’ and participating securities’ share in discontinued operations	—	(249)	—	(249)
Net income applicable to common shares	$91,784	$225,890	$135,069	$270,729

Denominator
Basic weighted average common shares	265,422	235,117	259,412	225,945
Dilutive stock options and restricted stock	120	982	104	800
Diluted weighted average common shares	265,542	236,099	259,516	226,745

Basic earnings per common share
Income from continuing operations	$0.23	$0.16	$0.39	$0.28
Discontinued operations	0.12	0.80	0.13	0.92
Net income applicable to common stockholders	$0.35	$0.96	$0.52	$1.20

Diluted earnings per common share
Income from continuing operations	$0.23	$0.16	$0.39	$0.28
Discontinued operations	0.12	0.80	0.13	0.91
Net income applicable to common shares	$0.35	$0.96	$0.52	$1.19

Restricted stock and certain of the Company’s performance restricted stock units are considered participating securities which require the use of the two-class method when computing basic and diluted earnings per share. For the three months ended June 30, 2009 and 2008, earnings representing nonforfeitable dividends of $0.4 million and $0.5 million, respectively, were allocated to the participating securities. For the six months ended June 30, 2009 and 2008, earnings representing nonforfeitable dividends of $0.7 million and $1.1 million, respectively, were allocated to the participating securities.

Diluted earnings per common share is calculated by including the effect of dilutive securities. Options to purchase approximately 6.8 million and 0.5 million shares of common stock that had an exercise price in excess of the average market price of the common stock during the three months ended June 30, 2009 and 2008, respectively, were not included because they are anti-dilutive. Restricted stock and performance restricted stock units convertible into 0.9 million shares and 0.2 million shares, respectively, of common stock during the three months ended June 30, 2009 and 2008, respectively, were not included because they are anti-dilutive. Additionally, 5.9 million shares issuable upon conversion of 4.3 million DownREIT units during the three months ended June 30, 2009, were not included since they are anti-dilutive. During the three months ended June 30, 2008, 8.3 million shares issuable upon conversion of 5.9 million DownREIT units were not included since they were anti-dilutive.

(17) Fair Value Measurements

The following tables illustrate the Company’s fair value measurements of its financial assets and liabilities measured at fair value in the Company’s condensed consolidated financial statements. The second table includes the associated unrealized and realized gains and losses, as well as purchases, sales, issuances, exchanges, settlements (net) or transfers for financial instruments classified as Level 3 instruments within the fair value hierarchy. Recognized gains and losses are recorded in interest and other income, net on the Company’s condensed consolidated statements of income.

The following is a summary of fair value measurements of financial assets and liabilities at June 30, 2009 (in thousands):

Financial Instrument	Fair Value	Level 1	Level 2	Level 3

Marketable debt securities	$300,106	$283,506	$16,600	$—
Marketable equity securities	3,990	3,990	—	—
Interest rate swaps, net(1)	(1,447)	—	(1,447)	—
Warrants(1)	2,235	—	—	2,235
	$304,884	$287,496	$15,153	$2,235

(1)          Interest rate swaps and common stock warrants are valued using observable and unobservable market assumptions, as well as standardized derivative pricing models.

The following is a reconciliation of fair value measurements classified as Level 3 at June 30, 2009 (in thousands):

Warrants

December 31, 2008	$1,460
Total gains (realized and unrealized):
Included in earnings	185
Included in other comprehensive income	—
Purchases, issuances, exchanges and settlements, net	590
Transfers in and/or out of Level 3	—
June 30, 2009	$2,235

(18) Disclosures About Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, receivables, payables, and accrued liabilities are reasonable estimates of fair value because of the short maturities of these instruments. Fair values for loans receivable, bank line of credit, bridge and term loans, mortgage debt and other debt are estimates based on rates currently prevailing for similar instruments of similar maturities. The fair values of the interest rate swaps and warrants were determined based on observable market assumptions and standardized derivative pricing models. The fair values of the senior unsecured notes, marketable equity and debt securities were determined based on market quotes.

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Loans receivable, net	$1,078,418	$1,048,071	$1,076,392	$981,128
Marketable debt securities	300,106	300,106	228,660	228,660
Marketable equity securities	3,990	3,990	3,845	3,845
Warrants	2,235	2,235	1,460	1,460
Bank line of credit	100,000	100,000	150,000	150,000
Bridge and term loans	200,000	200,000	520,000	520,000
Senior unsecured notes	3,518,147	3,208,027	3,523,513	2,384,488
Mortgage debt	1,592,712	1,573,130	1,641,734	1,538,057
Other debt	98,984	98,984	102,209	102,209
Interest rate swaps-assets	845	845	—	—
Interest rate swaps-liabilities	2,292	2,292	2,324	2,324

(19) Impairments

During the three and six months ended June 30, 2009, as a result of the anticipated termination of the Sunrise management agreements on 15 senior housing communities effective October 1, 2009, intangible assets on 12 of 15 of these communities were determined to be impaired resulting in a charge of $5.9 million. During the three and six months ended June 30, 2008, the Company recognized impairments of $9.7 million as follows: (i) $1.6 million related to two senior housing facilities as a result of a decrease in expected cash flows and (ii) $8.1 million, included in discontinued operations, related to the decrease in expected cash flows and anticipated dispositions of two senior housing properties and one hospital.

(20) Subsequent Event

On August 3, 2009, the Company purchased a $720 million participation in first mortgage debt of HCR ManorCare at a discount for approximately $590 million. The $720 million participation bears interest at LIBOR plus 1.25% and represents 45% of the $1.6 billion most senior tranche of HCR ManorCare’s mortgage debt incurred as part of the financing for The Carlyle Group’s acquisition of Manor Care, Inc. in December 2007. The mortgage debt matures in January 2012, with a one-year extension available at the borrower’s option subject to certain conditions, and is secured by a first lien on 331 facilities located in 30 states. The Company obtained favorable financing to fund 72% of the purchase price, resulting in a net cash payment by HCP of $165 million.

The Company evaluated subsequent events through August 4, 2009, which is the date the condensed consolidated financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Language Regarding Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q that are not historical factual statements are “forward-looking statements.” We intend to have our forward-looking statements covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with those provisions. Forward-looking statements include, among other things, statements regarding our and our officers’ intent, belief or expectations as identified by the use of words such as “may,” “will,” “project,” “expect,” “believe,” “intend,” “anticipate,” “seek,” “forecast,” “plan,” “estimate,” “could,” “would,” “should” and other comparable and derivative terms or the negatives thereof. In addition, we, through our officers, from time to time, make forward-looking oral and written public statements concerning our expected future operations, strategies, securities offerings, growth and investment opportunities, dispositions, capital structure changes, budgets and other developments. Readers are cautioned that, while forward-looking statements reflect our good faith belief and reasonable assumptions based upon current information, we can give no assurance that our expectations or forecasts will be attained. Therefore, readers should be mindful that forward-looking statements are not guarantees of future performance and that they are subject to known and unknown risks and uncertainties that are difficult to predict. As more fully set forth under “Part I, Item 1A. Risk Factors” in the Company’s Annual report on Form 10-K for the fiscal year ended December 31, 2008, factors that may cause our actual results to differ materially from the expectations contained in the forward-looking statements include:

(a)	Changes in national and local economic conditions, including a prolonged recession;

(b)	Continued volatility in the capital markets, including changes in interest rates and the availability and cost of capital;

(c)	The ability of the Company to manage its indebtedness level and changes in the terms of such indebtedness;

(d)

Changes in federal, state or local laws and regulations, including those affecting the healthcare industry that affect our costs of compliance or increase the costs, or otherwise affect the operations of our operators, tenants and borrowers;

(e)	The potential impact of existing and future litigation matters, including related developments;

(f)	Competition for tenants and borrowers, including with respect to new leases and mortgages and the renewal or rollover of existing leases;

(g)

The ability of the Company to reposition its properties on the same or better terms if existing leases are not renewed or the Company exercises its right to replace an existing operator or tenant upon default;

(h)	Availability of suitable properties to acquire at favorable prices and the competition for the acquisition and financing of those properties;

(i)

The ability of our operators, tenants and borrowers to conduct their respective businesses in a manner sufficient to maintain or increase their revenues and to generate sufficient income to make rent and loan payments to us;

(j)

The financial weakness of some operators and tenants, including potential bankruptcies and downturns in their businesses, which results in uncertainties regarding our ability to continue to realize the full benefit of such operators’ and/or tenants’ leases;

(k)	The risk that we will not be able to sell or lease properties that are currently vacant, at all or at competitive rates;

(l)	The financial, legal and regulatory difficulties of significant operators of our properties, including Sunrise Senior Living, Inc. and its subsidiaries (“Sunrise”);

(m)

The risk that we may not be able to integrate acquired businesses successfully or achieve the operating efficiencies and other benefits of acquisitions within expected time-frames or at all, or within expected cost projections;

(n)	The ability to obtain financing necessary to consummate acquisitions or on favorable terms; and

(o)

Changes in the reimbursement available to our tenants and borrowers by governmental or private payors, including changes in Medicare and Medicaid payment levels and the availability and cost of third party insurance coverage.

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

The information set forth in this Item 2 is intended to provide readers with an understanding of our financial condition, changes in financial condition and results of operations. We will discuss and provide our analysis in the following order:

•                  Executive Summary

•                  2009 Transaction Overview

•                  Dividends

•                  Critical Accounting Policies

•                  Results of Operations

•                  Liquidity and Capital Resources

•                  Off-Balance Sheet Arrangements

•                  Contractual Obligations

•                  Inflation

•                  Recent Accounting Pronouncements

Executive Summary

We are a self-administered REIT that, together with our consolidated subsidiaries, invests primarily in real estate serving the healthcare industry in the United States. We acquire, develop, lease, manage and dispose of healthcare real estate and provide financing to healthcare providers. At June 30, 2009, our portfolio of investments, excluding assets held for sale but including properties owned by our Investment Management Platform, consisted of interests in 682 facilities. Our Investment Management Platform represents the following joint ventures: (i) HCP Ventures II, (ii) HCP Ventures III, LLC, (iii) HCP Ventures IV, LLC, and (iv) the HCP Life Science ventures.

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

Our strategy contemplates acquiring and developing properties on terms that are favorable to us. We attempt to structure transactions that are tax-advantaged and mitigate risks in our underwriting process. Generally, we prefer larger, more complex private transactions that leverage our management team’s experience and our infrastructure. We seek to mitigate the risk to us resulting from the significant healthcare regulatory risks faced by our tenants and operators by diversifying our portfolio among property types and geographical areas, diversifying our tenant and operator base to limit our exposure to any single entity, and seeking tenants and operators who are not primarily dependent on Medicaid reimbursement for their revenues. For the six months ended June 30, 2009 and the year ended December 31, 2008, we estimate, in each period, that approximately 7% of our tenants’ and operators’ revenues were derived from Medicaid, based on information provided by our tenants and operators.

We follow a disciplined approach to enhancing the value of our existing portfolio, including ongoing evaluation of potential disposition of properties that no longer fit our strategy. During the six months ended June 30, 2009, we sold nine properties for $52 million.

We primarily generate revenue by leasing healthcare properties under long-term leases. Most of our rents and other earned income from leases are received under triple-net leases or leases that provide for substantial recovery of operating expenses; however, some of our medical office and life science leases are structured as gross or modified gross leases. Accordingly, for such medical office buildings (“MOBs”) and life science facilities we incur certain property operating expenses, such as real estate taxes, repairs and maintenance, property management fees, utilities and insurance. Our growth depends, in part, on our ability to (i) increase rental income and other earned income from leases by increasing rental rates and occupancy levels; (ii) maximize tenant recoveries given the underlying lease structures; and (iii) control operating and other expenses. Our operations are impacted by property specific, market specific, general economic and other conditions.

The slowdown in the economy, decline in the availability of financing from the capital markets, and widened credit spreads have affected, or may in the future adversely affect, the businesses of our tenants, operators and borrowers to varying degrees. Such conditions may further impact their ability to meet their obligations to us and, in certain cases, could lead to additional restructurings, disruptions, or bankruptcies of our tenants, operators and/or borrowers. These market conditions could also adversely affect the amount of revenue we report, require us to increase our allowances for losses, result in impairment charges and valuation allowances that decrease our net income and equity, and reduce our cash flows from operations. In addition, these conditions or events could impair our credit rating and our ability to raise additional capital, require us to seek alternative operators or tenants, and finance or refinance debt secured by properties they operate or where they are tenants.

Access to external capital on favorable terms is critical to the success of our strategy. Generally, we attempt to match the long-term duration of most of our investments with long-term fixed-rate financing. At June 30, 2009, 14% of our consolidated debt is at variable interest rates, which includes $300 million outstanding under our revolving line of credit facility and term loan. We intend to maintain an investment grade rating on our senior unsecured debt securities and manage various capital ratios and amounts within appropriate parameters.

Access to capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as to fund future acquisitions and development through the issuance of additional securities or secured debt. As of July 30, 2009, we had a credit rating of Baa3 (stable) from Moody’s, BBB (stable) from S&P and BBB (positive) from Fitch on our senior unsecured debt securities, and Ba1 (stable) from Moody’s, BBB- (stable) from S&P and BBB- (positive) from Fitch on our preferred equity securities. Our ability to continue to access capital could be impacted by various factors including general market conditions and the continuing slowdown in the economy, interest rates, credit ratings on our securities, and any changes to these ratings, the market price of our capital stock, the performance of our portfolio, tenants, borrowers and operators, including any restructurings, disruptions or bankruptcies of our tenants, borrowers and operators, the perception of our potential future earnings and cash distributions, any unwillingness on the part of lenders to make loans to us and any deterioration in the financial position of lenders that might make them unable to meet their obligations to us.

2009 Transaction Overview

Investment Transactions

During the six months ended June 30, 2009, we purchased the remaining interests in three senior housing joint ventures for $9 million, which included $14 million of real estate encumbered by $5 million of mortgage debt, and funded $55 million for construction and other capital projects primarily in our life science segment.

During the six months ended June 30, 2009, we sold nine properties with an aggregate value of $52 million primarily from our hospital and medical office segments, including our Los Gatos, California hospital for $45 million and recognized gains of $30.5 million. During the six months ended June 30, 2009, we also sold marketable debt securities of $5 million.

On August 3, 2009, we purchased a $720 million participation in first mortgage debt of HCR ManorCare at a discount for approximately $590 million. The $720 million participation bears interest at LIBOR plus 1.25% and represents 45% of the $1.6 billion most senior tranche of HCR ManorCare’s mortgage debt incurred as part of the financing for The Carlyle Group’s acquisition of Manor Care, Inc. in December 2007. The mortgage debt matures in January 2012, with a one-year extension available at the borrower’s option subject to certain conditions, and is secured by a first lien on 331 facilities located in 30 states. We obtained favorable financing to fund 72% of the purchase price, resulting in a net cash payment by HCP of $165 million.

Financing Transactions

On May 8, 2009, we completed a $440 million public offering of 20.7 million shares of our common stock at a price per share of $21.25. We received net proceeds of $422 million, which were used to repay all amounts of indebtedness outstanding under our bridge loan credit facility with the remainder used for general corporate purposes.

On June 12, 2009, we entered into an interest rate swap contract (pay float and receive fixed) with a notional amount of $250 million that terminates in September 2011. This interest rate swap contract reduces our net floating rate asset exposure, which increased as a result of the repayment of our floating rate bridge loan credit facility.

Other Events

On June 18, 2009, we announced that the management agreements on 15 communities operated by Sunrise have been terminated effective October 1, 2009, for Sunrise’s failure to achieve certain performance thresholds. The termination of the agreements does not require the payment of a termination fee by us or our tenants. We intend to enter into new arrangements with senior housing operators for the 15 communities, reducing the Sunrise-managed communities in the Company’s portfolio to 75 from the original 101 communities we acquired in the 2006 CNL Retirement Properties, Inc. transaction. We expect these arrangements to improve the operating margins of the communities in a manner similar to our successful transition of 11 former Sunrise communities to Emeritus Corporation in December 2008. On June 30, 2009, we recognized impairments of $6 million, or $0.02 per diluted share, related to intangible assets associated with 12 of the 15 communities.

On June 29, 2009, we, together with three of our tenants, filed complaints against Sunrise based on Sunrise’s defaults under management and related agreements covering 64 of the remaining 75 Sunrise-managed communities owned by the Company. The complaints allege, among other things, that Sunrise systematically breached various contractual and fiduciary duties. In addition to equitable relief and monetary damages relating to the defaults, we are seeking judicial confirmation of rights to terminate the agreements on the 64 communities.

Dividends

On July 29, 2009, we announced that our Board declared a quarterly common stock cash dividend of $0.46 per share. The common stock dividend will be paid on August 19, 2009 to stockholders of record as of the close of business on August 6, 2009.

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

Our financial results for the three and six months ended June 30, 2009 and 2008 are summarized as follows:

Comparison of the Three Months Ended June 30, 2009 to the Three Months Ended June 30, 2008

Rental and related revenues

	Three Months Ended June 30,		Change
Segments	2009	2008	$	%
	(dollars in thousands)
Senior housing	$79,777	$69,453	$10,324	15%
Life science	53,488	46,300	7,188	16
Medical office	66,077	65,723	354	1
Hospital	22,899	22,546	353	2
Skilled nursing	9,487	8,999	488	5
Total	$231,728	$213,021	$18,707	9%

•                  Senior housing.  Senior housing rental and related revenues for the three months ended June 30, 2009 included $6.4 million resulting from an adjustment to the purchase price allocation of certain assets acquired in 2006. No similar adjustments were recognized for the three months ended June 30, 2008. As a result of the transfer of an 11-property senior housing portfolio to Emeritus Corporation on December 1, 2008, we recognized an increase of $2.7 million primarily related to straight-line rents during the three months ended June 30, 2009.

•                  Life science.  Life science rental and related revenues increased primarily as a result of an increase in occupancy levels at our life science facilities and the impact of development assets placed in service during 2008.

Tenant recoveries

	Three Months Ended June 30,		Change
Segments	2009	2008	$	%
	(dollars in thousands)
Life science	$9,523	$8,285	$1,238	15%
Medical office	11,048	11,417	(369)	(3)
Hospital	464	466	(2)	—
Total	$21,035	$20,168	$867	4%

•                  Life science. Life science tenant recoveries increased primarily as a result of an increase in occupancy levels at our life science facilities and the impact of development assets placed in service during 2008.

•                  Medical office.  Medical office tenant recoveries decreased primarily as a result of assets placed in redevelopment during 2008.

Income from direct financing leases

Income from DFLs decreased $0.9 million to $13.2 million for the three months ended June 30, 2009. The decrease was primarily due to two DFLs that were placed on non-accrual status and accounted for on a cost-recovery basis beginning in October 2008. We expect that income from DFLs to remain lower in 2009 as compared to 2008 as a result of these two DFLs.

Depreciation and amortization expense

Depreciation and amortization expense increased $1.7 million to $79.6 million for the three months ended June 30, 2009. Depreciation and amortization expense for the three month ended June 30, 2009 included $2.0 million resulting from an adjustment to the purchase price allocation of certain assets acquired in 2006. No similar adjustments were made for the three months ended June 30, 2008.

Operating expenses

	Three Months Ended June 30,		Change
Segments	2009	2008	$	%
	(dollars in thousands)
Senior housing	$1,000	$2,548	$(1,548)	(61)%
Life science	11,256	10,092	1,164	12
Medical office	32,219	32,829	(610)	(2)
Hospital	730	983	(253)	(26)
Total	$45,205	$46,452	$(1,247)	(3)%

Operating expenses are predominantly related to MOB and life science properties where we incur the expenses and recover all or a portion of those expenses from the tenants. The presentation of expenses as operating or general and administrative is based on the underlying nature of the expense. Periodically, we review the classification of expenses between categories and make revisions based on changes in the underlying nature of the expenses.

•                  Senior housing.  The decrease in senior housing operating expenses primarily relates to a decrease in facility-level operating expenses for two senior housing properties that were previously vacant and re-leased on a triple-net basis during 2009.

•                  Life science.  Life science operating expenses increased primarily as a result of an increase in occupancy levels at our life science facilities and the impact of development assets placed in service during 2008.

•                  Medical office.  Medical office operating expenses decreased primarily as a result of a decrease in occupancy levels due to lease expirations.

General and administrative expenses

General and administrative expenses increased $2.2 million to $20.9 million for the three months ended June 30, 2009. The increase in general and administrative expenses was primarily due to an increase in legal fees associated with litigation matters. The information set forth under the heading “Legal Proceedings” of Note 11 to the Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, is incorporated herein by reference.

Impairments

During the three months ended June 30, 2009, we recognized impairments of $5.9 million related to lease intangible assets on 12 of our senior housing facilities as a result of the anticipated termination of the Sunrise management agreements effective October 1, 2009. During the three months ended June 30, 2008, we recognized impairments of $9.7 million as follows: (i) $1.6 million related to two senior housing facilities as a result of a decrease in expected cash flows and (ii) $8.1 million, included in discontinued operations, related to the decrease in expected cash flows and anticipated dispositions of two of our senior housing properties and one hospital.

Interest and other income, net

For the three months ended June 30, 2009, interest and other income, net decreased $2.0 million to $28.7 million. This decrease was primarily related to: (i) a $5.6 million decrease in interest earned on variable rate loans related to a decline in the London Interbank Offered Rate (“LIBOR”), (ii) a gain of $1.4 million related to the sales of noncontrolling interests in two joint ventures in 2008 and (iii) a decrease in interest income earned from cash and cash equivalents. The decrease was partially offset by: (i) a hedging ineffectiveness charge of $2.4 million upon the settlement of two forward-starting interest rate swap contracts in June 2008 and (ii) a $3.5 million of other-than-temporary impairments on marketable equity securities in June 2008.

For a more detailed description of our mezzanine loan and marketable security investments, see Note 6 and Note 9, respectively, of the Condensed Consolidated Financial Statements and Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest expense

Interest expense decreased $10.1 million to $75.3 million for the three months ended June 30, 2009. The decrease was primarily due to (i) $10.8 million from a decrease in the average outstanding balance under our bridge and term loans and line of credit facility, and (ii) a $2.4 million decrease resulting from the repayment of $300 million senior unsecured floating rate notes in September 2008. This decrease in interest expense was partially offset by a $4.1 million increase in interest expense from the net impact of mortgage debt placed on senior housing assets in 2008 and the repayment of mortgage debt related to contractual maturities.

The table below sets forth information with respect to our debt, excluding premiums and discounts (dollars in thousands):

	As of June 30,
	2009	2008
Balance:
Fixed rate	$4,751,601	$4,938,803
Variable rate	771,944	1,670,196
Total	$5,523,545	$6,608,999

Percent of total debt:
Fixed rate	86%	75%
Variable rate	14	25
Total	100%	100%

Weighted average interest rate at end of period:
Fixed rate	6.36%	6.25%
Variable rate	2.91%	3.56%
Total weighted average rate	5.87%	5.57%

Income taxes

For the three months ended June 30, 2009, income taxes decreased $0.4 million to $0.8 million. This decrease is primarily due to increased interest expense related to increased borrowings by various taxable REIT subsidiaries and lower interest earned due to a decline in LIBOR rates from a portion of one of our mezzanine loan investments held in a taxable REIT subsidiary.

Discontinued operations

The decrease of $156.9 million in income from discontinued operations to $31.8 million for the three months ended June 30, 2009 compared to $188.7 million for the comparable period in the prior year is primarily due to a decrease in gains on real estate dispositions of $160.0 million. During the three months ended June 30, 2009 and 2008, we sold two properties for $46 million and 40 properties for $483 million, respectively.

Noncontrolling interests’ and participating securities’ share in earnings

For the three months ended June 30, 2009, noncontrolling interests’ and participating securities’ share in earnings decreased $2.8 million, to $4.1 million. This decrease is primarily due to the conversions of 3.3 million of our noncontrolling interest DownREIT units into 4.2 million shares of our common stock from January 1, 2008 to June 30, 2009.

Comparison of the Six Months Ended June 30, 2009 to the Six Months Ended June 30, 2008

Rental and related revenues.

	Six Months Ended June 30,		Change
Segments	2009	2008	$	%
	(dollars in thousands)
Senior housing	$148,789	$140,225	$8,564	6%
Life science	105,534	89,529	16,005	18
Medical office	131,426	130,914	512	—
Hospital	41,179	41,483	(304)	(1)
Skilled nursing	18,388	17,775	613	3
Total	$445,316	$419,926	$25,390	6%

•                  Senior housing. Senior housing rental and related revenues for the six months ended June 30, 2009 includes $6.4 million resulting from an adjustment to the purchase price allocation of certain assets acquired in 2006. No similar adjustments or additional rents were made in the six months ended June 30, 2008. As a result of the transfer of an 11-property senior housing portfolio to Emeritus Corporation on December 1, 2008, we recognized an increase of $5.5 million primarily related to straight-line rents during the six months ended June 30, 2009. The increase was partially offset by additional rents from property level expense credits of $2.8 million related to our properties operated by Sunrise received in the six months ended June 30, 2008. No similar additional rents were received during the six months ended June 30, 2009.

•                  Life science.  Life science rental and related revenues increased primarily as a result of an increase in occupancy levels at our life science facilities and the impact of development assets placed in service during 2008.

Tenant recoveries

	Six Months Ended June 30,		Change
Segments	2009	2008	$	%
	(dollars in thousands)
Life science	$20,616	$17,667	$2,949	17%
Medical office	23,086	22,996	90	—
Hospital	997	953	44	5
Total	$44,699	$41,616	$3,083	7%

•                  Life science. Life science tenant recoveries increased primarily as a result of an increase in occupancy levels at our life science facilities and the impact of development assets placed in service during 2008.

Income from direct financing leases

Income from DFLs decreased $3.0 million to $26.1 million for the six months ended June 30, 2009. The decrease was primarily due to two DFLs that were placed on non-accrual status and accounted for on a cost-recovery basis beginning October 2008. We expect income from DFLs will remain lower in 2009 as compared to 2008 as a result of these two DFLs.

Depreciation and amortization expense

Depreciation and amortization expense increased $4.7 million to $160.1 million for the six months ended June 30, 2009. Approximately (i) $2.8 million of the increase relates to development assets placed in service during 2008, (ii) $2.3 million relates to the purchase in September 2008 of Tenet Healthcare Corporation’s (“Tenet”) noncontrolling interest in Health Care Property Partners (“HCPP”), a joint venture between HCP and an affiliate of Tenet, and (iii) $2.0 million resulting from an adjustment to the purchase price allocation of certain assets acquired in 2006. The increase in depreciation and amortization expense was partially offset by $2.0 million due to the impact of properties which were taken out of service and placed into redevelopment during 2008 and 2009.

Operating expenses

	Six Months Ended June 30,		Change
Segments	2009	2008	$	%
	(dollars in thousands)
Senior housing	$3,701	$5,387	$(1,686)	(31)%
Life science	22,692	21,693	999	5
Medical office	65,006	65,796	(790)	(1)
Hospital	1,482	1,797	(315)	(18)
Total	$92,881	$94,673	$(1,792)	(2)%

Operating expenses are predominantly related to MOB and life science properties where we incur the expenses and recover all or a portion of those expenses from the tenants. The presentation of expenses as operating or general and administrative is based on the underlying nature of the expense. Periodically, we review the classification of expenses between categories and make revisions based on changes in the underlying nature of the expenses.

•                  Senior housing.  The decrease in senior housing operating expenses primarily relates to a decrease in facility-level operating expenses for two senior housing properties that were previously vacant and re-leased on a triple-net basis during 2009.

•                  Life science.  Life science tenant recoveries increased primarily as a result of an increase in occupancy levels at our life science facilities and the impact of development assets placed in service during 2008.

•                  Medical office.  Medical office operating expenses decreased primarily as a result of a decrease in occupancy levels due to lease expirations.

General and administrative expenses

General and administrative expenses increased $0.7 million to $39.9 million for the six months ended June 30, 2009. The increase in general and administrative expenses was primarily due to an increase in legal fees associated with litigation matters offset by decreased compensation related expenses. The information set forth under the heading “Legal Proceedings” of Note 11 to the Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, is incorporated herein by reference.

Impairments

During the six months ended June 30, 2009, we recognized impairments of $5.9 million related to lease intangible assets on 12 of our senior housing facilities as a result of the anticipated termination of the Sunrise management agreements effective October 1, 2009. During the six months ended June 30, 2008, we recognized impairments of $9.7 million as follows: (i) $1.6 million related to two senior housing facilities as a result of a decrease in expected cash flows and (ii) $8.1 million, included in discontinued operations, related to the decrease in expected cash flows and anticipated dispositions of two of our senior housing properties and one hospital.

Interest and other income, net

For the six months ended June 30, 2009, interest and other income, net decreased $13.0 million, to $53.1 million. This decrease was primarily related to: (i) a $13.5 million decrease in interest earned on variable rate loans related to a decline in the London Interbank Offered Rate (“LIBOR”), (ii) $1.4 million related to the sales of noncontrolling interests in two joint ventures in 2008 and (iii) a decrease in interest income earned from cash and cash equivalents. The decrease was partially offset by: (i) a hedging ineffectiveness charge of $2.4 million upon the settlement of two forward-starting interest rate swap contracts that was settled in June 2008 and (ii) a $3.5 million of other-than-temporary impairment on marketable equity securities.

For a more detailed description of our mezzanine loan and marketable security investments, see Note 6 and Note 9, respectively, of the Condensed Consolidated Financial Statements and Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest expense

Interest expense decreased $29.7 million to $152.0 million for the six months ended June 30, 2009. The decrease was primarily due to (i) $33.6 million from a decrease in the average outstanding balance under our bridge and term loans and line of credit facility, and (ii) $6.6 million decrease resulting from the repayment of $300 million senior unsecured floating rate notes in September 2008. This decrease in interest expense was partially offset by a $10 million increase in interest expense from the net impact of mortgage debt placed on senior housing assets in 2008 and the repayment of mortgage debt related to contractual maturities.

Income taxes

For the six months ended June 30, 2009, income taxes decreased $1.8 million to $1.8 million. This decrease is primarily due to increased interest expense related to increased borrowings by various taxable REIT subsidiaries and lower interest earned due to a decline in LIBOR rates from a portion of one of our mezzanine loan investments held in a taxable REIT subsidiary.

Equity income from unconsolidated joint ventures

For the six months ended June 30, 2009, equity income from unconsolidated joint ventures decreased $1.8 million to $0.7 million. This decrease is primarily due to a change in the expected useful life of certain intangible assets of one of our unconsolidated joint ventures that resulted in lower equity income due to higher amounts of amortization expense.

Discontinued operations

The decrease of $174.4 million in income from discontinued operations to $33.8 million for the six months ended June 30, 2009 compared to $208.2 million for the comparable period in the prior year is primarily due to a decrease in gains on real estate dispositions of $168.7 million, and a decline in operating income from discontinued operations of $13.8 million. During the six months ended June 30, 2009 and 2008, we sold nine properties for $52 million and 44 properties for $513 million, respectively. Discontinued operations for the six months ended June 30, 2009 included nine properties compared to 60 properties for the six months ended June 30, 2008.

Noncontrolling interests’ and participating securities’

For the six months ended June 30, 2009, noncontrolling interests’ and participating securities’ share in earnings decreased $4.7 million, to $8.3 million. This decrease is primarily due to the conversions of 3.3 million of our noncontrolling interest DownREIT units into 4.2 million shares of our common stock from January 1, 2008 to June 30, 2009.

Liquidity and Capital Resources

Our principal liquidity needs are to (i) fund normal operating expenses, (ii) meet debt service requirements, including $107.3 million of our mortgage debt maturing in the remainder of 2009, (iii) fund capital expenditures, including tenant improvements and leasing costs, (iv) fund acquisition and development activities, and (v) make minimum distributions required to maintain our REIT qualification under the Code. We believe these needs will be satisfied using cash flows generated by operations, provided by financing activities and from sales of assets during the next twelve months.

Access to capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as to fund future acquisitions and development through the issuance of additional securities or secured debt. As of July 30, 2009, we had a credit rating of Baa3 (stable) from Moody’s, BBB (stable) from S&P and BBB (positive) from Fitch on our senior unsecured debt securities, and Ba1 (stable) from Moody’s, BBB- (stable) from S&P and BBB- (positive) from Fitch on our preferred equity securities. During 2008, there was a decline in the availability of financing from the capital markets and widening credit spreads. Our ability to continue to access capital could be impacted by various factors including general market conditions and the continuing slowdown in the economy, interest rates, credit ratings on our securities, and any changes to these ratings, the market price of our capital stock, the performance of our portfolio, tenants, borrowers and operators, including any restructurings, disruptions or bankruptcies of our tenants, borrowers and operators, the perception of our potential future earnings and cash distributions, any unwillingness on the part of lenders to make loans to us and any deterioration in the financial position of lenders that might make them unable to meet their obligations to us.

Net cash provided by operating activities was $250 million and $273 million for the six months ended June 30, 2009 and 2008, respectively. Cash flows from operations reflect fluctuations in receivables, payables, accruals and deferred revenue, partially offset by increased revenues. Our cash flows from operations are dependent upon the occupancy level of multi-tenant buildings, rental rates on leases, our tenants’ performance on their lease obligations, the level of operating expenses and other factors.

Net cash provided by investing activities was $11 million during the six months ended June 30, 2009 and principally reflects the net effect of: (i) $39 million used to fund development of real estate, and (ii) $52 million received from the sales of facilities. During the six months ended June 30, 2009 and 2008, we used $19 million and $32 million, respectively, to fund lease commissions and tenant and capital improvements.

Net cash used in financing activities was $269 million for the six months ended June 30, 2009 and principally reflects the net effects of: (i) repayment of our bridge loan credit facility of $320 million, (ii) net repayments under our bank line of credit of $50 million, (iii) payments of common and preferred dividends aggregating $245 million and (iv) repayment of our mortgage debt and senior unsecured notes aggregating $59 million. The amount of cash used in financing activities was partially offset by net proceeds of $424 million from the issuances of common stock. In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income to our stockholders. Accordingly, we intend to continue to make regular quarterly distributions to holders of our common and preferred stock.

At June 30, 2009, we held approximately $27.6 million in deposits and $32.8 million in irrevocable letters of credit from commercial banks securing tenants’ lease obligations and borrowers’ loan obligations. We may draw upon the letters of credit or depository accounts if there are defaults under the related leases or loans. Amounts available under letters of credit could change based upon facility operating conditions and other factors; and such changes may be material.

Debt

Bank Line of Credit and Bridge and Term Loans

Our revolving line of credit facility with a syndicate of banks provides for an aggregate borrowing capacity of $1.5 billion and matures on August 1, 2011. This revolving line of credit facility accrues interest at a rate per annum equal to LIBOR plus a margin ranging from 0.325% to 1.00%, depending upon our debt ratings. We pay a facility fee on the entire revolving commitment ranging from 0.10% to 0.25%, depending upon our debt ratings. Based on our debt ratings on June 30, 2009, the margin on the revolving line of credit facility was 0.55% and the facility fee was 0.15%. At June 30, 2009, we had $100 million outstanding under this revolving line of credit facility with a weighted-average effective interest rate of 1.31%.

At June 30, 2009, the outstanding balance of our term loan was $200 million and matures on August 1, 2011. The term loan accrues interest at a rate per annum equal to LIBOR plus a margin ranging from 1.825% to 2.375%, depending upon our debt ratings (weighted-average effective interest rate of 2.78% at June 30, 2009). Based on our debt ratings at June 30, 2009, the margin on the term loan was 2.00%.

Our revolving line of credit facility and term loan contain certain financial restrictions and other customary requirements. Among other things, these covenants, using terms defined in the agreement, (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 65%, (iii) require a Fixed Charge Coverage ratio of 1.75 times, and (iv) require a formula-determined Minimum Consolidated Tangible Net Worth of $4.5 billion at June 30, 2009. At June 30, 2009, we were in compliance with each of these restrictions and requirements of our revolving line of credit facility and term loan.

Our revolving line of credit facility and term loan also contain cross-default provisions to other indebtedness of ours, including in some instances, certain mortgages on our properties. Certain mortgages contain default provisions relating to defaults under the leases or operating agreements on the applicable properties by our operators or tenants, including default provisions relating to the bankruptcy of such operator or tenant. Although we believe that we would be able to secure amendments under the applicable agreements if a default as described above occurs, such default may result in significantly less favorable borrowing terms than currently available, material delays in the availability of funding or other material adverse consequences.

On May 8, 2009, we repaid the remaining $320 million outstanding balance under our bridge loan credit facility with proceeds received from the issuance of shares of common stock.

Senior Unsecured Notes

At June 30, 2009, we had $3.5 billion in aggregate principal amount of senior unsecured notes outstanding. Interest rates on the notes ranged from 1.53% to 7.07% with a weighted average effective interest rate of 6.13% at June 30, 2009. Discounts and premiums are amortized to interest expense over the term of the related debt.

The senior unsecured notes contain certain covenants including limitations on debt, cross-acceleration provisions and other customary terms. At June 30, 2009, we were in compliance with these covenants.

Mortgage Debt

At June 30, 2009, we had $1.6 billion in mortgage debt secured by 186 healthcare facilities with a carrying amount of $2.8 billion. Interest rates on the mortgage notes ranged from 0.36% to 8.63% with a weighted average effective interest rate of 5.97% at June 30, 2009.

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

Other Debt

At June 30, 2009, we had $99 million of non-interest bearing life care bonds at two of our CCRCs and non-interest bearing occupancy fee deposits at another of our senior housing facilities, all of which were payable to certain residents of the facilities (collectively, “Life Care Bonds”). At June 30, 2009, $45 million of the Life Care Bonds were refundable to the residents upon the resident moving out or to their estate upon death, and $54 million of the Life Care Bonds were refundable after the unit is successfully remarketed to a new resident.

Derivative Instruments

On June 12, 2009, we entered into an interest rate swap contract (pay float and receive fixed) with a notional amount of $250 million that terminates on September 15, 2011. This interest rate swap contract reduces our net floating rate asset exposure, which had increased as a result of the repayment of our floating rate bridge loan credit facility. The estimated fair value of the contract at June 30, 2009 was $0.8 million and is included in other assets, net.

We have three interest rate swap contracts outstanding at June 30, 2009, which hedge fluctuations in interest payments on variable rate secured debt. At June 30, 2009, these interest rate swap contracts had an aggregate notional amount of $45.6 million and an estimated fair value of $2.3 million included in accounts payable and accrued liabilities.

For a more detailed description of our derivative financial instruments, see Note 14 of the Condensed Consolidated Financial Statements and Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Debt Maturities

The following table summarizes our stated debt maturities and scheduled principal repayments, excluding debt premiums and discounts, at June 30, 2009 (in thousands):

Year	Amount
2009 (Six months)	$206,260
2010	504,924
2011	729,838
2012	310,922
2013	783,293
Thereafter	2,988,308
$5,523,545

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

Equity

During the six months ended June 30, 2009, we issued approximately 73,000 shares of our common stock under our Dividend Reinvestment and Stock Purchase Plan, at an average price per share of $20.21, for aggregate proceeds of $1.5 million. At June 30, 2009, equity totaled $5.8 billion and our equity securities had a market value of $6.2 billion.

On May 8, 2009, we completed a $440 million public offering of 20.7 million shares of our common stock at a price per share of $21.25. We received net proceeds of $422 million, which were used to repay all amounts of indebtedness outstanding under our bridge loan credit facility with the remainder used for general corporate purposes.

At June 30, 2009, there were a total of 4.3 million DownREIT units outstanding in six limited liability companies in which we are the managing member: (i) HCPI/Tennessee, LLC; (ii) HCPI/Utah, LLC; (iii) HCPI/Utah II, LLC; (iv) HCP DR California, LLC; (v) HCP DR Alabama, LLC; and (vi) HCP DR MCD, LLC. The DownREIT units are exchangeable for an amount of cash approximating the then-current market value of shares of our common stock or, at our option, shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications). For the six months ended June 30, 2009, we issued 525,000 shares of our common stock upon the conversion of 525,000 DownREIT units.

Off-Balance Sheet Arrangements

We own interests in certain unconsolidated joint ventures, including HCP Ventures II, HCP Ventures III, LLC and HCP Ventures IV LLC, as described under Note 7 to the Condensed Consolidated Financial Statements. Except in limited circumstances, our risk of loss is limited to our investment in the joint venture and any outstanding loans receivable. In addition, we have certain properties which serve as collateral for debt that is owed by a previous owner of certain of our facilities, as described under Note 11 to the Condensed Consolidated Financial Statements. Our risk of loss for these certain properties is limited to the outstanding debt balance plus penalties, if any. We have no other material off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources except those described below under “Contractual Obligations.”

Contractual Obligations

The following table summarizes our material contractual payment obligations and commitments at June 30, 2009 (in thousands):

	Total	Less than One Year	2010-2011	2012-2013	More than Five Years
Senior unsecured notes and mortgage debt	$5,124,561	$107,276	$934,762	$1,094,215	$2,988,308
Revolving line of credit	100,000	—	100,000	—	—
Term loans	200,000	—	200,000	—	—
Other debt(1)	98,984	98,984	—	—	—
Ground and other operating leases	179,735	1,776	6,745	6,937	164,277
Development commitments(2)	18,290	14,278	4,012	—	—
Interest	1,672,828	153,617	558,618	458,620	501,973
Total	$7,394,398	$375,931	$1,804,137	$1,559,772	$3,654,558

(1)         Other debt represents non-interest bearing Life Care Bonds and occupancy fee deposits at three of our senior housing facilities, which are payable on-demand, under certain conditions.

(2)         Represents construction and other commitments for developments in progress.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.  At June 30, 2009, we were exposed to market risks related to fluctuations in interest rates on approximately $1.0 billion of variable rate mezzanine loans receivable and a $83 million investment in leased assets where the rental payments fluctuate with changes in LIBOR. Our exposure to income fluctuations related to our variable rate investments is partially offset by (i) $100 million of variable rate line of credit borrowings, (ii) $200 million of variable rate term financing, (iii) $197.1 million of variable rate mortgage notes payable, excluding $45.6 million variable rate mortgage notes which have been hedged through interest rate swap contracts, and (iv) $275 million of variable rate senior unsecured notes, including $250 million of fixed rate notes, which have been hedged through an interest rate swap contract (pay float and receive fixed). Of our consolidated debt of $5.5 billion at June 30, 2009, $772.1 million or 14% is effectively at variable interest rates.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt, loans receivable and debt securities unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a one percentage point increase in the interest rate related to the variable-rate investments and variable-rate debt, and assuming no change in the outstanding balance as of June 30, 2009, net interest income would improve by approximately $3.1 million, or $0.01 per common share on a diluted basis. Assuming a 50 basis point decrease in interest rates under the above circumstances and taking into consideration that the index underlying many of our arrangements is currently below 50 basis points and is not expected to go below zero, net interest income would decline by $1.6 million.

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

On June 12, 2009, we entered into an interest rate swap contract (pay float and receive fixed) with a notional amount of $250 million that terminates in September 2011. This interest rate swap contract reduces our net floating rate asset exposure, which had increased as a result of the repayment of our floating rate bridge loan credit facility. The estimated fair value of the contract at June 30, 2009 was $0.8 million and is included in other assets, net.

At June 30, 2009, we had three interest rate swap contracts outstanding which are designated in qualifying cash flow hedging relationships. At June 30, 2009, these interest rate swap contracts had an aggregate notional amount of $45.6 million and an estimated fair value of $2.3 million included in accounts payable and accrued liabilities. The derivative contracts mature in July 2020.

To illustrate the effect of movements in the interest rate markets, we performed a market sensitivity analysis on the noted hedging instruments. We applied various basis point spreads, to the underlying interest rates of the derivative portfolio in order to determine the instruments’ change in fair value. The following table summarizes the analysis performed (dollars in thousands):

		Effects of Change in Interest Rates
Date Entered	Maturity Date	+50 Basis Points	-50 Basis Points	+100 Basis Points	-100 Basis Points

July 13, 2005	July 15, 2020	$1,918	$(2,374)	$4,064	$(4,520)
June 12, 2009	September 15, 2011	(2,790)	2,843	(5,606)	5,659

Market Risk.  We are directly and indirectly affected by changes in the equity and bond markets. We have investments in marketable debt and equity securities classified as available-for-sale. Gains and losses on these securities are recognized in income when realized and losses are recognized when an other-than-temporary decline in value is identified. The initial indicator of an other-than-temporary decline in value for marketable equity securities is a sustained decline in market price below the carrying value for that investment. We consider a variety of factors in evaluating an other-than-temporary decline in value, such as: the length of time and the extent to which the market value has been less than our cost; the issuer’s financial condition, capital strength and near-term prospects; any recent events specific to that issuer and economic conditions of its industry; and our investment horizon in relationship to an anticipated near-term recovery in the stock or bond price, if any. At June 30, 2009, the fair value and cost, or the new basis for those securities where a realized loss was recorded, of marketable equity securities was $4.0 million and $3.7 million, respectively, and the fair value and cost of marketable debt securities was $300 million and $306 million, respectively.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

On June 29, 2009, the Company, together with three of its tenants (collectively, the “Tenants”), filed complaints in the Delaware Court of Chancery against Sunrise Senior Living, Inc. and three of its subsidiaries (collectively “Sunrise”). A complaint was also filed on behalf of the Company and one of its Tenants on July 24, 2009 in the United States District Court for the Eastern District of Virginia. The complaints are based on Sunrise’s defaults under management and related agreements governing Sunrise’s operation of 64 Company-owned facilities, 62 of which are leased to the Tenants and two of which are leased directly to Sunrise. The complaints generally allege that Sunrise systematically breached various contractual and fiduciary duties by, among other things, (i) failing to maintain licenses necessary to the facilities’ operation; (ii) demonstrating a conscious disregard for the facilities’ budgets and other controls over expenditures related to the facilities; (iii) failing to provide various marketing and financial reports necessary for the Company’s and the Tenants’ monitoring of Sunrise’s performance; (iv) retaining funds for Sunrise’s own benefit, and/or the benefit of its affiliates, that were properly due to the Tenants; (v) charging the facilities for inappropriate overhead and similar corporate-level pass-through expenses that should have been borne by Sunrise and/or its affiliates; and (vi) obstructing the Company’s and the Tenants’ contractually-prescribed audits of Sunrise’s operation of the facilities. The Company also alleges that Sunrise’s policies constitute a breach of fiduciary duties to the Company and the Tenants. The Company and Tenants are generally seeking judicial confirmation of Sunrise’s material defaults of the management agreements and the Company’s and Tenants’ rights to terminate the agreements for the 64 communities, and associated injunctive relief requiring Sunrise to vacate the facilities after cooperating in the transition of the facilities to another operator. In addition, the Company and Tenants are seeking monetary damages related to the defaults. With regard to two Company-owned facilities in the State of New York, the Company and the relevant Tenant also seek judicial confirmation of the impossibility of the parties’ performance under the applicable management agreements due to the passage and implementation of new state legislation and related regulations.

A trial date has not been set by either court. The Company expects that enforcing its rights will require it to expend significant funds. There can be no assurance that HCP or its Tenants will prevail in its claims against Sunrise.

Item 1A.  Risk Factors

There are no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)

None.

(b)

None.

(c)

The table below sets forth information with respect to purchases of our common stock made by us or on our behalf or by any “affiliated purchaser,” as such term is defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, during the quarter ended June 30, 2009.

Period Covered	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number Of Shares (Or Units) Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number (Or Approximate Dollar Value) Of Shares (Or Units) That May Yet Be Purchased Under The Plans Or Programs
April 1-30, 2009	1,225	$21.52	—	—
May 1-31, 2009	358	22.39	—	—
June 1-30, 2009	152	20.49	—	—
Total	1,735	21.61	—	—

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

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on April 23, 2009. At the Annual Meeting, there were present in person or by proxy 222,414,791 shares of our common stock, representing approximately 87.58% of the total outstanding eligible votes. The proposals considered at the Annual Meeting were voted on as follows:

1. The following directors were elected to one year terms of office expiring at the 2010 Annual Meeting of Stockholders and until their successors are duly elected and qualified and received the number of votes set forth opposite their names. There were no broker non-votes.

Directors	Affirmative Votes	Against or Withheld

Robert R. Fanning, Jr.	217,902,480	4,512,311
James F. Flaherty III	218,426,450	3,988,341
Christine N. Garvey	218,865,740	3,549,051
David B. Henry	218,922,810	3,491,981
Lauralee E. Martin	218,006,097	4,408,694
Michael D. McKee	217,847,053	4,567,738
Harold M. Messmer, Jr.	217,833,397	4,581,394
Peter L. Rhein	217,827,881	4,586,910
Kenneth B. Roath	218,920,152	3,494,639
Richard M. Rosenberg	219,355,647	3,059,144
Joseph P. Sullivan	219,554,719	2,860,072

2.  Amendments to HCP’s 2006 Performance Incentive Plan were approved by the Company’s stockholders. The amendments received 145,141,109 votes in favor and 41,319,278 votes against. There were 34,970,258 broker non-votes and 984,148 abstentions.

3.  A proposal to ratify the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009 was approved by the Company’s stockholders. The proposal received 218,523,840 votes in favor and 3,449,152 votes against. There were 411,799 abstentions and no broker non-votes.

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

10.1	Form of director 2006 Performance Incentive Plan Performance Restricted Stock Unit Agreement with four-year installment vesting.* †

10.2	Resignation and Consulting Agreement, dated as of June 1, 2009, by and between HCP and George P. Doyle.* †

10.3	Letter Agreement, dated as of June 2, 2009, by and between HCP and Scott A. Anderson.* †

31.1	Certification by James F. Flaherty III, HCP’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification by Thomas M. Herzog, HCP’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).

32.1	Certification by James F. Flaherty III, HCP’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	Certification by Thomas M. Herzog, HCP’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

*	Management Contract or Compensatory Plan or Arrangement.
†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2009	HCP, Inc.

(Registrant)

/s/ JAMES F. FLAHERTY III
James F. Flaherty III
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ THOMAS M. HERZOG
Thomas M. Herzog
Executive Vice President-
Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ SCOTT A. ANDERSON
Scott A. Anderson
Senior Vice President-
Chief Accounting Officer
(Principal Accounting Officer)