Form 10-Q
period 2009-09-30
HCP, INC.
filed 2009-11-03
CIK 765880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2009.

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

As of October 30, 2009, there were 293,138,580 shares of the registrant’s $1.00 par value common stock outstanding.

HCP, INC.

INDEX

PART I. FINANCIAL INFORMATION

HCP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Real estate:
Buildings and improvements	$7,804,118	$7,747,015
Development costs and construction in progress	273,567	224,337
Land	1,548,845	1,548,248
Accumulated depreciation and amortization	(1,003,177)	(819,980)
Net real estate	8,623,353	8,699,620

Net investment in direct financing leases	634,233	648,234
Loans receivable, net	1,674,329	1,076,392
Investments in and advances to unconsolidated joint ventures	261,364	272,929
Accounts receivable, net of allowance of $17,430 and $18,413, respectively	36,824	33,834
Cash and cash equivalents	144,366	57,562
Restricted cash	31,988	35,078
Intangible assets, net	410,366	505,936
Real estate held for sale, net	3,783	27,058
Other assets, net	517,604	493,183
Total assets	$12,338,210	$11,849,826
LIABILITIES AND EQUITY
Bank line of credit	$—	$150,000
Term loan	200,000	200,000
Bridge loan	—	320,000
Senior unsecured notes	3,520,577	3,523,513
Mortgage and other secured debt	1,863,404	1,641,734
Other debt	99,487	102,209
Intangible liabilities, net	207,847	232,630
Accounts payable and accrued liabilities	310,493	211,715
Deferred revenue	86,925	60,185
Total liabilities	6,288,733	6,441,986

Commitments and contingencies

Preferred stock, $1.00 par value: 50,000,000 shares authorized; 11,820,000 shares issued and outstanding, liquidation preference of $25.00 per share	285,173	285,173
Common stock, $1.00 par value: 750,000,000 shares authorized; 293,145,064 and 253,601,454 shares issued and outstanding, respectively	293,145	253,601
Additional paid-in capital	5,708,534	4,873,727
Cumulative dividends in excess of earnings	(407,210)	(130,068)
Accumulated other comprehensive loss	(9,838)	(81,162)
Total stockholders’ equity	5,869,804	5,201,271

Joint venture partners	7,927	12,912
Non-managing member unitholders	171,746	193,657
Total noncontrolling interests	179,673	206,569
Total equity	6,049,477	5,407,840
Total liabilities and equity	$12,338,210	$11,849,826

See accompanying Notes to Condensed Consolidated Financial Statements.

HCP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Rental and related revenues	$218,366	$231,561	$663,044	$650,742
Tenant recoveries	22,464	20,225	67,124	61,817
Income from direct financing leases	13,173	14,543	39,302	43,646
Investment management fee income	1,326	1,523	4,133	4,448
Total revenues	255,329	267,852	773,603	760,653

Costs and expenses:
Depreciation and amortization	82,301	77,292	242,318	232,574
Operating	46,173	49,104	139,812	143,849
General and administrative	22,860	17,077	61,625	55,859
Litigation provision	101,973	—	101,973	—
Impairments	15,123	3,710	20,904	5,284
Total costs and expenses	268,430	147,183	566,632	437,566

Other income (expense):
Interest and other income, net	39,962	62,283	93,027	128,344
Interest expense	(74,039)	(82,813)	(226,053)	(264,488)
Total other income (expense)	(34,077)	(20,530)	(133,026)	(136,144)

Income (loss) before income tax (expense) benefit and equity income from unconsolidated joint ventures	(47,178)	100,139	73,945	186,943
Income tax (expense) benefit	322	(853)	(1,406)	(4,327)
Equity income from unconsolidated joint ventures	1,328	1,227	1,993	3,736
Income (loss) from continuing operations	(45,528)	100,513	74,532	186,352

Discontinued operations:
Income (loss) before gain on sales of real estate, net of income taxes	(152)	3,291	1,903	19,158
Impairments	—	—	(125)	(8,141)
Gain on sales of real estate, net of income taxes	2,460	27,752	34,357	228,395
Total discontinued operations	2,308	31,043	36,135	239,412

Net income (loss)	(43,220)	131,556	110,667	425,764
Noncontrolling interests’ and participating securities’ share in earnings	(3,895)	(6,659)	(12,147)	(19,559)
Preferred stock dividends	(5,282)	(5,282)	(15,848)	(15,848)
Net income (loss) applicable to common shares	$(52,397)	$119,615	$82,672	$390,357

Basic earnings (loss) per common share:
Continuing operations	$(0.19)	$0.36	$0.17	$0.65
Discontinued operations	0.01	0.13	0.14	1.03
Net income (loss) applicable to common shares	$(0.18)	$0.49	$0.31	$1.68

Diluted earnings (loss) per common share:
Continuing operations	$(0.19)	$0.36	$0.17	$0.65
Discontinued operations	0.01	0.13	0.14	1.03
Net income (loss) applicable to common shares	$(0.18)	$0.49	$0.31	$1.68

Weighted average shares used to calculate earnings (loss) per common share:
Basic	284,812	244,572	267,971	232,199
Diluted	284,812	245,482	268,041	233,036

Dividends declared per common share	$0.46	$0.455	$1.38	$1.365

See accompanying Notes to Condensed Consolidated Financial Statements.

HCP, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(In thousands)

(Unaudited)

						Cumulative	Accumulated
					Additional	Dividends	Other	Total	Total
	Preferred Stock		Common Stock		Paid-In	In Excess	Comprehensive	Stockholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Of Earnings	Income (Loss)	Equity	Interests	Equity
January 1, 2009	11,820	$285,173	253,601	$253,601	$4,873,727	$(130,068)	$(81,162)	$5,201,271	$206,569	$5,407,840
Comprehensive income:
Net income	—	—	—	—	—	99,656	—	99,656	11,011	110,667
Change in net unrealized gains (losses) on securities:
Unrealized gains	—	—	—	—	—	—	75,180	75,180	—	75,180
Less reclassification adjustment realized in net income	—	—	—	—	—	—	(2,797)	(2,797)	—	(2,797)
Change in net unrealized gains (losses) on cash flow hedges:
Unrealized losses	—	—	—	—	—	—	(910)	(910)	—	(910)
Less reclassification adjustment realized in net income	—	—	—	—	—	—	685	685	—	685
Change in Supplemental Executive Retirement Plan obligation	—	—	—	—	—	—	66	66	—	66
Foreign currency translation adjustment	—	—	—	—	—	—	(900)	(900)	—	(900)
Total comprehensive income								170,980	11,011	181,991
Issuance of common stock, net	—	—	39,639	39,639	830,617	—	—	870,256	(21,873)	848,383
Repurchase of common stock	—	—	(95)	(95)	(2,153)	—	—	(2,248)	—	(2,248)
Amortization of deferred compensation	—	—	—	—	11,068	—	—	11,068	—	11,068
Preferred dividends	—	—	—	—	—	(15,849)	—	(15,849)	—	(15,849)
Common dividends ($1.38 per share)	—	—	—	—	—	(360,949)	—	(360,949)	—	(360,949)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(11,662)	(11,662)
Purchase of noncontrolling interests	—	—	—	—	(4,725)	—	—	(4,725)	(4,372)	(9,097)
September 30, 2009	11,820	$285,173	293,145	$293,145	$5,708,534	$(407,210)	$(9,838)	$5,869,804	$179,673	$6,049,477

See accompanying Notes to Condensed Consolidated Financial Statements.

HCP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$110,667	$425,764
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate, in-place lease and other intangibles:
Continuing operations	242,318	232,574
Discontinued operations	266	7,178
Amortization of above and below market lease intangibles, net	(12,657)	(6,020)
Stock-based compensation	11,068	10,637
Amortization of debt premiums, discounts and issuance costs, net	6,187	7,409
Straight-line rents	(38,751)	(28,645)
Interest accretion	(23,813)	(20,134)
Deferred rental revenue	10,507	16,227
Equity income from unconsolidated joint ventures	(1,993)	(3,736)
Distributions of earnings from unconsolidated joint ventures	5,444	3,736
Gain on sales of real estate	(34,357)	(228,395)
Marketable securities (gains) losses, net	(6,420)	2,746
Derivative losses, net	922	1,803
Impairments	21,029	13,425
Changes in:
Accounts receivable	11,310	14,881
Other assets	(2,991)	(4,843)
Accrued liability for litigation provision	101,973	—
Accounts payable and other accrued liabilities	(10,989)	10,776
Net cash provided by operating activities	389,720	455,383
Cash flows from investing activities:
Acquisitions and development of real estate	(71,009)	(132,436)
Lease commissions and tenant and capital improvements	(27,321)	(44,734)
Proceeds from sales of real estate, net	58,046	629,404
Contributions to unconsolidated joint ventures	(48)	(2,620)
Distributions in excess of earnings from unconsolidated joint ventures	5,775	8,727
Purchase of marketable securities	—	(26,101)
Proceeds from the sale of marketable securities	119,665	10,700
Proceeds from the sales of interests in unconsolidated joint ventures	—	2,855
Principal repayments on loans receivable and direct financing leases	8,654	14,590
Investments in loans receivable, net	(165,506)	(2,863)
Decrease (increase) in restricted cash	3,090	(883)
Net cash provided by (used in) investing activities	(68,654)	456,639
Cash flows from financing activities:
Net repayments under bank line of credit	(150,000)	(951,700)
Repayments of bridge loan	(320,000)	(830,000)
Repayments of mortgage debt	(206,329)	(63,740)
Issuance of mortgage debt	1,942	579,078
Repurchase and repayments of senior unsecured notes	(7,735)	(300,000)
Settlement of cash flow hedge	—	(9,658)
Debt issuance costs	(718)	(10,068)
Net proceeds from the issuance of common stock and exercise of options	846,135	1,060,236
Dividends paid on common and preferred stock	(376,798)	(337,097)
Purchase of noncontrolling interests	(9,097)	—
Distributions to noncontrolling interests	(11,662)	(28,290)
Net cash used in financing activities	(234,262)	(891,239)
Net increase in cash and cash equivalents	86,804	20,783
Cash and cash equivalents, beginning of period	57,562	96,269
Cash and cash equivalents, end of period	$144,366	$117,052

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

(2)   Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) as updated by the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2009.

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

At inception of joint venture transactions, the Company identifies entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and determines which business enterprise is the primary beneficiary of the VIE. A variable interest entity is broadly defined as an entity where either (i) the equity investors as a group, if any, do not have a controlling financial interest, or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. The Company consolidates investments in VIEs when it is determined to be the primary beneficiary at either the creation of the VIE or upon the occurrence of a qualifying reconsideration event. Qualifying reconsideration events include, but are not limited to, the modification of contractual arrangements that affect the characteristics or adequacy of the entity’s equity investments at risk and the disposal of all or a portion of an interest held by the primary beneficiary. At September 30, 2009, the Company did not consolidate any significant variable interest entities.

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

At September 30, 2009, the Company had 60 properties leased to a total of eight tenants (‘‘VIE tenants’’) and a loan to a borrower where each tenant and borrower has been identified as a VIE. The Company acquired these leases and loan on October 5, 2006 in its merger with CNL Retirement Properties, Inc. (‘‘CRP’’). CRP determined it was not the primary beneficiary of these VIEs, and the Company is required to carry forward CRP’s accounting conclusions after the acquisition relative to their primary beneficiary assessments, provided the Company does not believe CRP’s accounting to be in error. The Company believes that its accounting for the VIEs is the appropriate application of GAAP. On December 21, 2007, the Company made an investment of approximately $900 million in mezzanine loans where each mezzanine borrower has been identified as a VIE. The Company has also determined that it is not the primary beneficiary of these VIEs.

The carrying value and classification of the related assets, liabilities and maximum exposure to loss as a result of the Company’s involvement with VIEs are presented below (in thousands):

VIE Type	Maximum Loss Exposure(1)	Asset/Liability Type	Carrying Value
VIE tenants—operating leases	$483,758	Lease intangibles, net and straight- line rent receivables	$7,550
VIE tenants—DFLs(2)	650,000	Net investment in DFLs	215,137
Senior secured loans	81,322	Loans receivable, net	81,322
Mezzanine loans	929,942	Loans receivable, net	929,942

(1)   The Company’s maximum loss exposure related to the VIE tenants represents the future minimum lease payments over the remaining term of the respective leases, which may be mitigated by re-leasing the properties to new tenants. The Company’s maximum loss exposure related to loans to VIEs represents their current aggregate carrying value.

(2)   Direct financing leases (“DFLs”).

See Notes 6 and 11 for additional description of the nature, purpose and activities of the Company’s VIEs and interests therein.

For its investments in joint ventures, the Company evaluates the type of rights held by the limited partner(s), which may preclude consolidation in circumstances in which the sole general partner would otherwise consolidate the limited partnership. The assessment of limited partners’ rights and their impact on the presumption of control over limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if (i) there is a change to the terms or in the exercisability of the rights of the limited partners, (ii) the sole general partner increases or decreases its ownership in the limited partnership interests, or (iii) there is an increase or decrease in the number of outstanding limited partnership interests. The Company similarly evaluates the rights of managing members of limited liability companies.

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

The initial carrying value of investments in unconsolidated joint ventures is based on the amount paid to purchase the joint venture interest or the carrying value of the assets prior to the sale of interests in the joint venture. To the extent that the Company’s cost basis is different from the basis reflected at the joint venture level, the basis difference is generally amortized over the lives of the related assets and liabilities and included in the Company’s share of equity in earnings of the joint venture. The Company evaluates its equity method investments for impairment based upon a comparison of the estimated fair value of the equity method investment to its carrying value. When the Company determines a decline in the estimated fair value of an investment in an unconsolidated joint venture below its carrying value is other-than-temporary, an impairment is recorded. The Company recognizes gains on the sale of interests in joint ventures to the extent the economic substance of the transaction is a sale.

Revenue Recognition

The Company recognizes rental revenue from tenants on a straight-line basis over the lease term when collectibility is reasonably assured and the tenant has taken possession or controls the physical use of the leased asset. For assets acquired subject to leases, the Company recognizes revenue upon acquisition of the asset provided the tenant has taken possession or controls the physical use of the leased asset. If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:

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

Certain leases provide for additional rents contingent upon a percentage of the facility’s revenue in excess of specified base amounts or other thresholds. Such revenue is recognized when actual results reported by the tenant, or estimates of tenant results, exceed the base amount or other thresholds. Such revenue is recognized only after the contingency has been removed (when the related thresholds are achieved), which may result in the recognition of rental revenue in periods subsequent to when such payments are received.

Tenant recoveries related to reimbursement of real estate taxes, insurance, repairs and maintenance, and other operating expenses are recognized as revenue in the period the applicable expenses are incurred. The reimbursements are recognized and presented gross, as the Company is generally the primary obligor with respect to purchasing goods and services from third-party suppliers, has discretion in selecting the supplier and bears the associated credit risk.

For leases with minimum scheduled rent increases, the Company recognizes income on a straight-line basis over the lease term when collectibility is reasonably assured. Recognizing rental income on a straight-line basis for leases results in recognized revenue exceeding amounts contractually due from tenants. Such cumulative excess amounts are included in other assets and were $151 million and $112 million, net of allowances, at September 30, 2009 and December 31, 2008, respectively. If the Company determines that collectibility of straight-line rents is not reasonably assured, the Company limits future recognition to amounts contractually owed and paid, and, when appropriate, establishes an allowance for estimated losses. The results for the three and nine months ended September 30, 2008 include lease termination fees of $18 million from a tenant in connection with the early termination of three leases on July 30, 2008 in the Company’s life science segment.

The Company maintains an allowance for doubtful accounts, including an allowance for straight-line rent receivables, for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. The Company monitors the liquidity and creditworthiness of its tenants and operators on an ongoing basis. This evaluation considers industry and economic conditions, property performance, credit enhancements and other factors. For straight-line rent amounts, the Company’s assessment is based on amounts estimated to be recoverable over the term of the lease. At September 30, 2009 and December 31, 2008, the Company had an allowance of $54 million and $40 million, respectively, included in other assets, as a result of the Company’s determination that collectibility is not reasonably assured for certain straight-line rent amounts.

The Company receives management fees from its investments in certain joint venture entities for various services provided as the managing member of the entities. Management fees are recorded as revenue when management services have been performed. Intercompany profit for management fees is eliminated.

The Company recognizes gains on sales of properties upon the closing of the transaction with the purchaser. Gains on properties sold are recognized using the full accrual method when the collectibility of the sales price is reasonably assured, the Company is not obligated to perform significant activities after the sale, the initial investment from the buyer is sufficient and other profit recognition criteria have been satisfied. Gains on sales of properties may be deferred in whole or in part until the requirements for gain recognition have been met.

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

Loans receivable are classified as held-for-investment based on management’s intent and ability to hold the loans for the foreseeable future or to maturity. Loans held-for-investment are carried at amortized cost and are reduced by a valuation allowance for estimated credit losses as necessary. The Company recognizes interest income on loans, including the amortization of discounts and premiums, using the effective interest method. The effective interest method is applied on a loan-by-loan basis when collectibility of the future payments is reasonably assured. Premiums and discounts are recognized as yield adjustments over the life of the related loans. Loans are transferred from held-for-investment to held-for-sale when management’s intent is to no longer hold the loans for the foreseeable future. Loans held-for-sale are recorded at the lower of cost or estimated fair value.

Allowances are established for loans and DFLs based upon an estimate of probable losses for the individual loans and DFLs deemed to be impaired. Loans and DFLs are impaired when it is deemed probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan or lease. The allowance is based upon the Company’s assessment of the borrower’s or lessee’s overall financial condition, resources and payment record; the prospects for support from any financially responsible guarantors; and, if appropriate, the realizable value of any collateral. These estimates consider all available evidence including, as appropriate, the present value of the expected future cash flows discounted at the loan’s or DFL’s effective interest rate, the estimated fair value of collateral, general economic conditions and trends, historical and industry loss experience, and other relevant factors.

Loans and DFLs are placed on non-accrual status when management determines that the collectibility of contractual amounts is not reasonably assured. While on non-accrual status, loans or DFLs are either accounted for on a cash basis, in which income is recognized only upon receipt of cash, or on a cost-recovery basis, in which all cash receipts reduce the carrying value of the loan or DFL, based on the Company’s judgment of future collectibility.

Real Estate

Real estate, consisting of land, buildings and improvements, is recorded at cost. The Company allocates the cost of the acquisition, including the assumption of liabilities, to the acquired tangible assets and identifiable intangibles based on their estimated fair values. The Company assesses fair value based on estimated cash flow projections that utilize appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. The estimated fair value of tangible assets of an acquired property is based on the value of the property as if it was vacant.

The Company records acquired “above and below” market leases at an estimated fair value using discount rates which reflect the risks associated with the leases acquired. The amount recorded is based on the present value of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each in-place lease, measured over a period equal to the remaining term of the lease for above market leases and the initial term plus the extended term for any leases with below market renewal options. Other intangible assets acquired include amounts for in-place lease values that are based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes estimates of lost rents at market rates during the hypothetical expected lease-up periods, which are dependent on local market conditions. In estimating costs to execute similar leases, the Company considers leasing commissions, legal and other related costs.

The Company capitalizes direct construction and development costs, including predevelopment costs, interest, property taxes, insurance and other costs directly related and essential to the acquisition, development or construction of a real estate project. The Company capitalizes construction and development costs while substantive activities are ongoing to prepare an asset for its intended use. The Company considers a construction project as substantially complete and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. Costs incurred after a project is substantially complete and ready for its intended use, or after development activities have ceased, are expensed as incurred. For redevelopment of existing operating properties, the Company capitalizes costs based on the net carrying value of the existing property under redevelopment plus the cost for the construction and improvement incurred in connection with the redevelopment. Costs previously capitalized related to abandoned acquisitions or developments are charged to earnings. Expenditures for repairs and maintenance are expensed as incurred. The Company considers costs incurred in conjunction with re-leasing properties, including tenant improvements and lease commissions, to represent the acquisition of productive assets and, accordingly, such costs are reflected as investment activities in the Company’s statement of cash flows.

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

Impairment of Long-Lived Assets and Goodwill

The Company assesses the carrying value of real estate assets and related intangibles (“real estate assets”), whenever events or changes in circumstances indicate that the carrying value of such asset or asset group may not be recoverable. The Company tests its real estate assets for impairment by comparing the sum of the expected undiscounted cash flows to the carrying value of the real estate asset or asset group. If the carrying value exceeds the expected undiscounted cash flows, an impairment loss will be recognized by adjusting the carrying value of the real estate assets to their estimated fair value.

Goodwill is tested for impairment at least annually and whenever the Company identifies triggering events that may indicate an impairment has occurred by applying a two-step approach. Potential impairment indicators include a significant decline in real estate valuations, restructuring plans or a decline in the Company’s market capitalization below its carrying value. The Company tests for impairment of its goodwill by comparing the estimated fair value of a reporting unit containing goodwill to its carrying value. If the carrying value exceeds the estimated fair value, the second step of the test is needed to measure the amount of potential goodwill impairment. The second step requires the estimated fair value of the reporting unit to be allocated to all the assets and liabilities of the reporting unit as if it had been acquired in a business combination at the date of the impairment test. The excess estimated fair value of the reporting unit over the estimated fair value of assets and liabilities is the implied value of goodwill and is used to determine the amount of impairment. The Company selected the fourth quarter of each fiscal year to perform its annual impairment test.

Assets Held for Sale and Discontinued Operations

Certain long-lived assets are classified as held-for-sale and are reported at the lower of their carrying value or their estimated fair value less costs to sell and are no longer depreciated. Discontinued operations is a component of an entity that has either been disposed of or is deemed to be held for sale if, (i) the operations and cash flows of the component have been or will be eliminated from ongoing operations as a result of the disposal transaction, and (ii) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction.

Stock-Based Compensation

Share-based compensation expense for share-based awards granted on or after January 1, 2006 to employees, including grants of employee stock options, are recognized in the statement of operations based on their estimated fair value. Compensation expense for awards with graded vesting is generally recognized ratably over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional services.

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

Restricted Cash

Restricted cash primarily consists of amounts held by mortgage lenders to provide for (i) future real estate tax expenditures, tenant improvements and capital expenditures, and (ii) security deposits and net proceeds from property sales that were executed as tax-deferred dispositions.

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

The Company recognizes all derivative instruments, including embedded derivatives required to be bifurcated, as assets or liabilities in the Company’s condensed consolidated balance sheets at their estimated fair value. Changes in the estimated fair value of derivative instruments that are not designated as hedges or that do not meet the criteria of hedge accounting are recognized in earnings. For derivatives designated in qualifying cash flow hedging relationships, the change in the estimated fair value of the effective portion of the derivatives is recognized in accumulated other comprehensive income (loss), whereas the change in the estimated fair value of the ineffective portion is recognized in earnings. For derivatives designated in qualifying fair value hedging relationships, the change in the estimated fair value of the effective portion of the derivatives offsets the change in the estimated fair value of the hedged item, whereas the change in the estimated fair value of the ineffective portion is recognized in earnings.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. This process includes designating all derivatives that are part of a hedging relationship to specific forecasted transactions as well as recognized obligations or assets in the balance sheet. The Company also assesses and documents, both at inception of the hedging relationship and on a quarterly basis thereafter, whether the derivatives that are designated in hedging transactions are highly effective in offsetting the designated risks associated with the respective hedged items. When it is determined that a derivative ceases to be highly effective as a hedge, or that it is probable the underlying forecasted transaction will not occur, the Company discontinues hedge accounting prospectively and records the appropriate adjustment to earnings based on the current estimated fair value of the derivative.

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

Marketable Securities

The Company classifies its marketable equity and debt securities as available-for-sale. These securities are carried at their estimated fair value with unrealized gains and losses recognized in stockholders’ equity as a component of accumulated other comprehensive income (loss). Gains or losses on securities sold are determined based on the specific identification method. When the Company determines declines in the estimated fair value of marketable securities are other-than-temporary, a loss is recognized in earnings.

Capital Raising Issuance Costs

Costs incurred in connection with the issuance of common shares are recorded as a reduction of additional paid-in capital. Costs incurred in connection with the issuance of preferred shares are recorded as a reduction of the preferred stock amount. Debt issuance costs are deferred, included in other assets and amortized to interest expense over the remaining term of the related debt based on the effective interest method.

Segment Reporting

The Company’s segments are based on its internal method of reporting which classifies operations by healthcare sector. The Company’s business operations include five segments: (i) senior housing, (ii) life science, (iii) medical office, (iv) hospital and (v) skilled nursing.

Noncontrolling Interests and Mandatorily Redeemable Financial Instruments

The Company reports arrangements with noncontrolling interests as a component of equity separate from the parent’s equity. The Company accounts for purchases or sales of equity interests that do not result in a change in control as equity transactions. In addition, net income attributable to the noncontrolling interest is included in consolidated net income (loss) on the face of the statement of operations and, upon a gain or loss of control, the interest purchased or sold, as well as any interest retained, is recorded at its estimated fair value with any gain or loss recognized in earnings.

As of September 30, 2009, there were 4.3 million non-managing member units outstanding in six limited liability companies (“LLC”), for all of which the Company is the managing member: (i) HCPI/Tennessee, LLC; (ii) HCPI/Utah, LLC; (iii) HCPI/Utah II, LLC; (iv) HCP DR California, LLC; (v) HCP DR Alabama, LLC; and (vi) HCP DR MCD, LLC. The Company consolidates these entities since it exercises control and carries the noncontrolling interests at cost. The non-managing member LLC Units (“DownREIT units”) are exchangeable for an amount of cash approximating the then-current market value of shares in the Company’s common stock or, at the Company’s option, shares of the Company’s common stock (subject to certain adjustments, such as stock splits and reclassifications). At September 30, 2009, the carrying and market values of the 4.3 million DownREIT units were $172 million and $170 million, respectively. The market value of DownREIT units correlates to the changes in market value of our common stock and not the market value of the respective assets owned by the DownREIT LLCs.

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

Fair Value Measurements

The Company measures and discloses the estimated fair value of financial assets and liabilities utilizing a hierarchy of valuation techniques based on whether the inputs to a fair value measurement are considered to be observable or unobservable in a marketplace. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. This hierarchy requires the use of observable market data when available. These inputs have created the following fair value hierarchy:

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

The Company measures fair value using a set of standardized procedures that are outlined herein for all assets and liabilities which are required to be measured at their estimated fair value on either a recurring or non-recurring basis. When available, the Company utilizes quoted market prices from an independent third party source to determine fair value and classifies such items in Level 1. In some instances where a market price is available, but the instrument is in an inactive or over-the-counter market, the Company consistently applies the dealer (market maker) pricing estimate and classifies the asset or liability in Level 2.

If quoted market prices or inputs are not available, fair value measurements are based upon valuation models that utilize current market or independently sourced market inputs, such as interest rates, option volatilities, credit spreads, market capitalization rates, etc. Items valued using such internally-generated valuation techniques are classified according to the lowest level input that is significant to the fair value measurement. As a result, the asset or liability could be classified in either Level 2 or 3 even though there may be some significant inputs that are readily observable. Internal fair value models and techniques used by the Company include discounted cash flow and Black Scholes valuation models. The Company also considers its counterparty’s and own credit risk on derivatives and other liabilities measured at fair value.  The Company has elected the mid-market pricing expedient when determining fair value.

Earnings per Share

Basic earnings per common share is computed by dividing net income applicable to common shares by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is calculated by including the effect of dilutive securities.

On January 1, 2009, the Company adopted the participating securities provision of Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“ASC”) 260-10, Earnings Per Share - Overall (“ASC 260-10”). ASC 260-10 addresses whether instruments granted in share-based payment awards are participating securities prior to vesting, and therefore, need to be included in the earnings allocation when computing earnings per share under the two-class method as described in ASC 260-10. In accordance with ASC 260-10, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, all prior-period earnings per share data presented was adjusted retrospectively with no material impact.

Recent Accounting Pronouncements

In April 2009, the FASB issued additional disclosure provisions of ASC 825-10, Financial Instruments — Overall (“ASC 825-10”). ASC 825-10 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies in addition to the annual financial statements. ASC 825-10 is effective for interim periods ending after June 15, 2009. Prior period presentation is not required for comparative purposes at initial adoption. The adoption of ASC 825-10 on June 30, 2009 did not have a material impact on the Company’s consolidated financial position or results of operations.

In April 2009, the FASB issued an amendment to ASC 320-10, Investment-Debt and Equity Securities — Overall (“ASC 320-10”). ASC 320-10 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The amended provision of ASC 320-10 is effective for fiscal years and interim periods ending after June 15, 2009. The adoption of ASC 320-10 on June 30, 2009 did not have a material impact on the Company’s consolidated financial position or results of operations.

In April 2009, the FASB issued an amendment to ASC 820-10, Fair Value Measurements and Disclosures — Overall (“ASC 820-10”). ASC 820-10 provides additional guidance for estimating fair value when the volume and level of activity for both financial and nonfinancial assets or liabilities have significantly decreased. ASC 820-10 is effective for fiscal years and interim periods ending after June 15, 2009 and shall be applied prospectively. The adoption of ASC 820-10 on June 30, 2009 did not have a material impact on the Company’s consolidated financial position or results of operations.

In May 2009, the FASB issued ASC 855, Subsequent Events (“ASC 855”). ASC 855 provides general guidelines to account for the disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. These guidelines are consistent with current accounting requirements, but clarify the period, circumstances, and disclosures for properly identifying and accounting for subsequent events. ASC 855 is effective for interim periods and fiscal years ending after June 15, 2009. The adoption of ASC 855 on June 30, 2009 did not have a material impact on the Company’s consolidated financial position or results of operations.

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

In June 2009, the FASB Accounting Standards Codification (the “Codification”) was issued in the form of ASC 105, Generally Accepted Accounting Principles (“ASC 105”). Upon issuance, the Codification became the single source of authoritative, nongovernmental US GAAP. The Codification reorganized U.S. GAAP pronouncements into accounting topics, which are displayed using a single structure. Certain SEC guidance is also included in the Codification and will follow a similar topical structure in separate SEC sections. ASC 150 is effective for interim periods and fiscal years ending after September 15, 2009. The adoption of the Codification on September 30, 2009 did not have a material impact on the Company’s consolidated financial position or results of operations.

Reclassifications

Certain amounts in the Company’s condensed consolidated financial statements for prior periods have been reclassified to conform to the current period presentation. Assets sold or held for sale and associated liabilities have been reclassified on the condensed consolidated balance sheets and operating results reclassified from continuing to discontinued operations (see Note 4). All prior period noncontrolling interests on the condensed consolidated balance sheets have been reclassified as a component of equity and all prior period noncontrolling interests’ share of earnings on the condensed consolidated statements of operations have been reclassified to clearly identify net income attributable to the non-controlling interest.

(3)         Real Estate Property Investments

During the nine months ended September 30, 2009, the Company funded an aggregate of $86 million for construction, tenant and other capital improvement projects primarily in the life science segment.

During the nine months ended September 30, 2008, the Company acquired a senior housing facility for $11 million, purchased a joint venture interest valued at $29 million and funded an aggregate of $126 million for construction, tenant and capital improvement projects primarily in the life science and medical office segments.

(4)   Dispositions of Real Estate and Discontinued Operations

Dispositions of Real Estate

During the three months ended September 30, 2009, the Company sold two medical office buildings (“MOBs”) for approximately $6 million and recognized gain on sales of real estate of $2.5 million. During the three months ended September 30, 2008, the Company sold three hospitals for approximately $116 million and recognized gain on sales of real estate of approximately $28 million. The hospitals sold in 2008 included a hospital located in Tarzana, California, which was sold for $89 million resulting in a gain on sale of real estate of $18 million.

During the nine months ended September 30, 2009, the Company sold 11 properties for $58 million and recognized gain on sales of real estate of $34.4 million. The Company’s sales of properties during the nine months ended September 30, 2009 were made from the following segments: (i) 81% hospital; (ii) 18% medical office; and (iii) 1% senior housing. During the nine months ended September 30, 2008, the Company sold 47 properties for approximately $629 million and recognized gain on sales of real estate of approximately $228 million. The Company’s sales of properties during the nine months ended September 30, 2008 were made from the following segments: (i) 68% hospital; (ii) 15% skilled nursing; (iii) 14% medical office; and (iv) 3% senior housing.

Properties Held for Sale

At September 30, 2009, the Company held for sale one property with a carrying value of $4 million. At December 31, 2008, the Company held for sale 12 properties with an aggregate carrying value of $27 million.

Results from Discontinued Operations

The following table summarizes operating income from discontinued operations and gain on sales of real estate included in discontinued operations (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Rental and related revenues	$150	$5,912	$2,836	$34,792
Other revenues	—	29	—	51
	150	5,941	2,836	34,843

Depreciation and amortization expenses	56	414	266	7,178
Operating expenses	225	1,282	617	6,687
Other costs and expenses	21	954	50	1,820
Income (loss) before gain on sales of real estate, net of income taxes	$(152)	$3,291	$1,903	$19,158

Impairments	$—	$—	$125	$8,141

Gain on sales of real estate	$2,460	$27,752	$34,357	$228,395

Number of properties held for sale	1	16	1	16
Number of properties sold	2	3	11	47
Number of properties included in discontinued operations	3	19	12	63

(5)         Net Investment in Direct Financing Leases

The components of net investment in DFLs consist of the following (dollars in thousands):

	September 30,	December 31,
	2009	2008
Minimum lease payments receivable	$1,330,836	$1,373,283
Estimated residual values	467,248	467,248
Allowance for DFL losses (impairments)	(15,123)	—
Unearned income	(1,148,728)	(1,192,297)
Net investment in direct financing leases	$634,233	$648,234
Properties subject to direct financing leases	30	30

The DFLs were acquired in the Company’s merger with CRP. CRP determined that these leases were DFLs, and the Company is required to carry forward CRP’s accounting conclusions after the acquisition date relative to their assessment of these leases, provided that the Company does not believe CRP’s accounting to be in error. The Company believes that its accounting for the leases is appropriate and in accordance with GAAP. Certain leases contain provisions that allow the tenants to elect to purchase the properties during or at the end of the lease terms for the aggregate initial investment amount plus adjustments, if any, as defined in the lease agreements. Certain leases also permit the Company to require the tenants to purchase the properties at the end of the lease terms.

Lease payments due to the Company relating to three DFLs with a carrying value of $38 million at September 30, 2009, are subordinate to, and along with the Company’s interest in the land, serve as collateral for first mortgage construction loans entered into by the tenants to fund development costs related to the properties. During the three months ended December 31, 2008, the Company determined that two of these DFLs were impaired and began recognizing income on a cost-recovery basis. During the three months ended September 30, 2009, the Company recognized provisions for DFL losses of $15.1 million, which reduces the carrying value of these DFLs to $19 million. These provisions for DFL losses reflect the anticipated restructure of these leases resulting from the bankruptcy of the lessee. On October 19, 2009, the lessees of all three DFLs filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. The Company includes provisions for DFL losses in impairments in its consolidated statements of operations.

(6)   Loans Receivable

The following table summarizes the Company’s loans receivable (in thousands):

	September 30, 2009			December 31, 2008
	Real Estate Secured	Other	Total	Real Estate Secured	Other	Total
Mezzanine	$—	$999,118	$999,118	$—	$999,891	$999,891
Joint venture partners	—	778	778	—	7,055	7,055
Other	785,636	83,700	869,336	71,224	81,725	152,949
Unamortized discounts, fees and costs	(123,920)	(70,983)	(194,903)	—	(83,262)	(83,262)
Loan loss allowance	—	—	—	—	(241)	(241)
	$661,716	$1,012,613	$1,674,329	$71,224	$1,005,168	$1,076,392

On October 5, 2006, through its merger with CRP, the Company acquired an interest-only, senior secured term loan made to an affiliate of the Cirrus Group, LLC (“Cirrus”). The loan had a maturity date of December 31, 2008, with a one-year extension period at the option of the borrower, subject to certain conditions, under which amounts were borrowed to finance the acquisition, development, syndication and operation of new and existing surgical partnerships. The loan accrues interest at a rate of 14.0%, of which 9.5% is payable monthly and the balance of 4.5% is deferred until maturity. The loan is collateralized by all of the assets of the borrower (comprised primarily of interests in partnerships operating surgical facilities, some of which are on the premises of properties owned by HCP Ventures IV or the Company) and is supported in part by limited guarantees made by certain principals of Cirrus. Recourse under certain of these guarantees is limited to the guarantors’ respective interests in certain entities owning real estate that are pledged to secure such guarantees. At December 31, 2008, the borrower did not meet the conditions necessary to exercise its extension option and did not repay the loan upon maturity. On April 22, 2009, new terms for extending the maturity date of the loan were agreed to, including the payment of a $1.1 million extension fee, and the maturity was extended to December 31, 2010. At September 30, 2009 and December 31, 2008, the carrying value of this loan, including accrued interest of $3 million and $0.6 million, respectively, was $85 million and $80 million, respectively. In July 2009, the Company issued a notice of default for the borrower’s failure to make interest payments. Through September 30, 2009 the borrower has failed to make four of its contractual payments. However, at September 30, 2009, the Company continues to maintain this loan on accrual status as the Company believes it is reasonably assured it will collect all amounts outstanding under the loan, including accrued but unpaid interest, based on the estimated fair value of underlying collateral and guarantees supporting the loan. During the three and nine months ended September 30, 2009, the Company recognized interest income from this loan of $3.2 million and $9.1 million, respectively, and received cash payments from this borrower of $0.6 million and $3.0 million, respectively.

On December 21, 2007, the Company made an investment in mezzanine loans having an aggregate face value of $1.0 billion, for approximately $900 million, as part of the financing for The Carlyle Group’s $6.3 billion purchase of HCR ManorCare. These interest-only loans mature in January 2013 and bear interest on their face values at a floating rate of one-month London Interbank Offered Rate (“LIBOR”) plus 4.0%. These loans are mandatorily pre-payable in January 2012 unless the borrower satisfies certain performance conditions. At closing, the loans were secured by an indirect pledge of equity ownership in 339 HCR ManorCare facilities located in 30 states and were subordinate to other debt of approximately $3.6 billion. At September 30, 2009, the carrying value of these loans was $930 million.

On August 3, 2009, the Company purchased a $720 million participation in first mortgage debt of HCR ManorCare, at a discount of $130 million, for approximately $590 million. The $720 million participation bears interest at LIBOR plus 1.25% and represents 45% of the $1.6 billion most senior tranche of HCR ManorCare’s mortgage debt incurred as part of the above mentioned financing for The Carlyle Group’s acquisition of Manor Care, Inc. in December 2007. The mortgage debt matures in January 2012, with a one-year extension available at the borrower’s option subject to certain performance conditions, and was secured by a first lien on 331 facilities located in 30 states at closing. At September 30, 2009, the carrying value of the participation in this loan was $595 million.

(7)   Investments in and Advances to Unconsolidated Joint Ventures

The Company owns interests in the following entities which are accounted for under the equity method at September 30, 2009 (dollars in thousands):

Entity(1)	Properties	Investment(2)	Ownership%
HCP Ventures II	25 senior housing facilities	$139,064	35
HCP Ventures III, LLC	13 MOBs	11,092	30
HCP Ventures IV, LLC	54 MOBs and 4 hospitals	41,284	20
HCP Life Science(3)	4 life science facilities	63,991	50 - 63
Suburban Properties, LLC	1 MOB	3,727	67
Advances to unconsolidated joint ventures, net		2,206
		$261,364
Edgewood Assisted Living Center, LLC(4)(5)	1 senior housing facility	$(488)	45
Seminole Shores Living Center, LLC(4)(5)	1 senior housing facility	(888)	50
		$259,988

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

(4)         As of September 30, 2009, the Company has guaranteed in the aggregate $4 million of a total of $8 million of notes payable for these joint ventures. No amounts have been recorded related to these guarantees at September 30, 2009.

(5)         Negative investment amounts are included in accounts payable and accrued liabilities.

Summarized combined financial information for the Company’s unconsolidated joint ventures follows (in thousands):

	September 30,	December 31,
	2009	2008
Real estate, net	$1,659,879	$1,703,308
Other assets, net	192,210	184,297
Total assets	$1,852,089	$1,887,605

Notes payable	$1,162,994	$1,172,702
Accounts payable	44,526	39,883
Other partners’ capital	465,557	488,860
HCP’s capital(1)	179,012	186,160
Total liabilities and partners’ capital	$1,852,089	$1,887,605

(1)          Aggregate basis difference of the Company’s investments in these joint ventures of $79 million, as of September 30, 2009, is primarily attributable to real estate and related intangible assets.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008(1)
Total revenues	$46,366	$46,522	$138,833	$138,938
Net income (loss)	2	1,615	(1,093)	5,408
HCP’s equity income	1,328	1,227	1,993	3,736
Fees earned by HCP	1,326	1,523	4,133	4,448
Distributions received, net	4,202	4,208	11,219	12,463

(1)          Includes the financial information of Arborwood Living Center, LLC and Greenleaf Living Centers, LLC, which were sold on April 3, 2008 and June 12, 2008, respectively.

(8)         Intangibles

At September 30, 2009 and December 31, 2008, intangible lease assets, comprised of lease-up intangibles, above market tenant lease intangibles, below market ground lease intangibles and intangible assets related to non-compete agreements, were $617 million and $680 million, respectively. At September 30, 2009 and December 31, 2008, the accumulated amortization of intangible assets was $207 million and $174 million, respectively.

At September 30, 2009 and December 31, 2008, below market lease intangibles and above market ground lease intangibles were $289 million and $294 million, respectively. At September 30, 2009 and December 31, 2008, the accumulated amortization of intangible liabilities was $81 million and $61 million, respectively.

On October 5, 2006, the Company acquired CRP in a merger and, through the purchase method of accounting, it allocated $35 million of above-market lease intangibles related to 15 senior housing facilities that were operated by Sunrise Senior Living, Inc. and its subsidiaries (“Sunrise”).  In June 2009, in a subsequent review of the related calculations of the relative fair value of these lease intangibles, the Company noted valuation errors, which resulted in an aggregate overstatement of the above-market lease intangible assets and an understatement of building and improvements of $28 million. In the periods from October 5, 2006 through March 31, 2009, these errors resulted in an understatement of rental and related revenues and depreciation expense of approximately $6 million and $2 million, respectively.  The Company recorded the related corrections in June 2009, and determined that such misstatements to the Company’s results of operations or financial position during the periods from October 5, 2006 through June 30, 2009 were immaterial.

(9)         Other Assets

The Company’s other assets consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008
Marketable debt securities	$201,163	$228,660
Marketable equity securities	3,931	3,845
Straight-line rent assets, net	151,132	112,038
Deferred debt issuance costs, net	19,909	23,512
Goodwill	50,346	51,746
Other	91,123	73,382
Total other assets	$517,604	$493,183

The cost or amortized cost, estimated fair value and gross unrealized gains and losses on marketable securities follows (in thousands):

			Gross Unrealized
	Cost Basis (1)	Fair Value	Gains	Losses
September 30, 2009:
Debt securities	$195,830	$201,163	$7,033	$(1,700)
Equity securities	3,695	3,931	417	(181)
Total investments	$199,525	$205,094	$7,450	$(1,881)

December 31, 2008:
Debt securities	$295,138	$228,660	$—	$(66,478)
Equity securities	4,181	3,845	—	(336)
Total investments	$299,319	$232,505	$—	$(66,814)

(1)          Represents the original cost basis of the marketable securities adjusted for discount accretion and other-than-temporary impairments recorded through earnings, if any.

At September 30, 2009, $176 million of the Company’s marketable debt securities accrue interest at 9.625% and mature in November 2016 and $20 million accrue interest at 9.25% and mature in May 2017. The issuers of these notes may elect to pay interest in cash or by issuing additional notes for all or a portion of the interest payments. In November 2008, the issuer of the Company’s 9.625% debt securities elected to make its next interest payment by issuing additional notes, and in May 2009, the Company received $14 million of additional debt securities in lieu of its cash interest payment. In May 2009, the issuer of the Company’s 9.625% debt securities elected to make its next interest payment in cash.

Marketable securities with unrealized losses at September 30, 2009 are not considered to be other-than-temporarily impaired as the Company has the intent and ability to hold these investments for a period of time sufficient to allow for an anticipated recovery in fair value. In addition, it is not likely that the Company will be required to sell its marketable debt securities prior to the recovery of their amortized cost basis.

During the three months ended September 30, 2008, the Company purchased $26 million of senior secured notes with an aggregate par value of $27 million that accrue interest at 9.625% and mature in November 2016. During the three months ended September 30, 2009, the Company sold marketable debt securities for $115 million, which resulted in gains of approximately $6 million. During the nine months ended September 30, 2009 and 2008, the Company sold debt securities for $120 million and $11 million, respectively, which resulted in gains of approximately $7 million and $1 million, respectively. During the nine months ended September 30, 2008, the Company recognized a $3.5 million loss related to an other-than-temporary impairment on marketable equity securities with a carrying value of $8 million. Gains and losses and other-than-temporary impairment losses related to available-for-sale marketable securities are included in interest and other income, net in each respective period.

(10) Debt

Bank Line of Credit and Bridge and Term Loans

The Company’s revolving line of credit facility with a syndicate of banks provides for an aggregate borrowing capacity of $1.5 billion and matures on August 1, 2011. This revolving line of credit facility accrues interest at a rate per annum equal to LIBOR plus a margin ranging from 0.325% to 1.00%, depending upon the Company’s debt ratings. The Company pays a facility fee on the entire revolving commitment ranging from 0.10% to 0.25%, depending upon its debt ratings. Based on the Company’s debt ratings at September 30, 2009, the margin on the revolving line of credit facility was 0.55% and the facility fee was 0.15%. At September 30, 2009, the Company had no outstanding amounts under this revolving line of credit facility.

At September 30, 2009, the outstanding balance of the Company’s term loan was $200 million and matures on August 1, 2011. The term loan accrues interest at a rate per annum equal to LIBOR plus a margin ranging from 1.825% to 2.375%, depending upon the Company’s debt ratings (weighted-average effective interest rate of 2.73% at September 30, 2009). Based on the Company’s debt ratings at September 30, 2009, the margin on the term loan was 2.00%.

The Company’s revolving line of credit facility and term loan contain certain financial restrictions and other customary requirements, including cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the agreement (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 65%, (iii) require a Fixed Charge Coverage ratio of 1.75 times, and (iv) require a formula-determined Minimum Consolidated Tangible Net Worth of $4.9 billion at September 30, 2009. At September 30, 2009, the Company was in compliance with each of these restrictions and requirements of the revolving line of credit facility and term loan.

On May 8, 2009, the Company repaid the remaining $320 million outstanding balance under its bridge loan credit facility with proceeds received from the issuance of shares of its common stock.

Senior Unsecured Notes

At September 30, 2009, the Company had $3.5 billion in aggregate principal amount of senior unsecured notes outstanding. Interest rates on the notes ranged from 1.20% to 7.07%. The weighted-average effective interest rate on the senior unsecured notes at September 30, 2009 was 6.13%. Discounts and premiums are amortized to interest expense over the term of the related notes.

The senior unsecured notes contain certain covenants including limitations on debt, cross-acceleration provisions and other customary terms. At September 30, 2009, the Company was in compliance with these covenants.

Mortgage and Other Secured Debt

At September 30, 2009, the Company had $1.9 billion in mortgage debt secured by 168 healthcare facilities with a carrying value of $2.4 billion. Interest rates on the mortgage notes ranged from 0.33% to 8.63% with a weighted average effective rate of 5.10% at September 30, 2009.

On August 3, 2009, in connection with the Company’s purchase of a $720 million (face value) participation in first mortgage debt of HCR ManorCare, the Company incurred $425 million in secured debt financing. This debt matures in January 2013, subject to certain conditions, and is secured by the first mortgage debt participation. See Note 6 for additional disclosures regarding this participating interest pledged as collateral for this debt.

On August 27, 2009, the Company repaid early $100 million of variable-rate mortgage debt. The mortgage debt, with an original maturity of January 2010, was repaid with proceeds from the Company’s August 2009 public equity offering and third quarter asset sales.

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

Other Debt

At September 30, 2009, the Company had $99 million of non-interest bearing life care bonds at two of its CCRCs and non-interest bearing occupancy fee deposits at another of its senior housing facilities, all of which were payable to certain residents of the facilities (collectively, “Life Care Bonds”). At September 30, 2009, $44 million of the Life Care Bonds were refundable to the residents upon the resident moving out or to their estate upon death, and $55 million of the Life Care Bonds were refundable after the unit is successfully remarketed to a new resident.

Debt Maturities

The following table summarizes our stated debt maturities and scheduled principal repayments, excluding debt premiums and discounts, at September 30, 2009 (in thousands):

Year	Term Loan	Senior Unsecured Notes	Mortgage and Other Secured Debt(1)	Other Debt(2)	Total
2009 (3 months)	$—	$—	$22,813	$99,487	$122,300
2010	—	206,421	115,046	—	321,467
2011	200,000	292,265	140,235	—	632,500
2012	—	250,000	63,776	—	313,776
2013	—	550,000	675,104	—	1,225,104
Thereafter	—	2,237,000	843,114	—	3,080,114
	$200,000	$3,535,686	$1,860,088	$99,487	$5,695,261

(1)

On October 15, 2009, the Company exercised its election to extend the maturity date of $86 million of mortgage debt from 2010 to 2015. The above table reflects the reclassification of the portion of the mortgage debt that was extended to September 2015.

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

On May 3, 2007, Ventas, Inc. (“Ventas”) filed a complaint against the Company in the United States District Court for the Western District of Kentucky asserting claims of tortious interference with contract and tortious interference with prospective business advantage. The complaint alleged, among other things, that the Company interfered with Ventas’ purchase agreement with Sunrise Senior Living Real Estate Investment Trust (“Sunrise REIT”); that the Company interfered with Ventas’ prospective business advantage in connection with the Sunrise REIT transaction; and that the Company’s actions caused Ventas to suffer damages. As part of the same litigation, the Company filed counterclaims against Ventas as successor to Sunrise REIT. On March 25, 2009, the District Court issued an order dismissing the Company’s counterclaims. On April 8, 2009, the Company filed a motion for leave to file amended counterclaims. On May 26, 2009, the District Court denied the Company’s motion.

Ventas sought approximately $300 million in compensatory damages plus punitive damages. On July 16, 2009, the District Court dismissed Ventas’s claim that HCP interfered with Ventas’s purchase agreement with Sunrise REIT, dismissed claims for compensatory damages based on alleged financing and other costs, and allowed Ventas’s claim of interference with prospective advantage to proceed to trial. Ventas’s claim was tried before a jury between August 18, 2009 and September 4, 2009. During the trial, the District Court dismissed Ventas’s claim for punitive damages. On September 4, 2009, the jury returned a verdict in favor of Ventas in the amount of approximately $102 million in compensatory damages. The District Court entered a judgment against the Company in that amount on September 8, 2009. In relation to the Ventas matter, the Company recorded $102 million as a litigation provision expense during the three months ended September 30, 2009.

On September 22, 2009, the Company filed a motion for judgment as a matter of law or for a new trial. Also on September 22, 2009, Ventas filed a motion seeking approximately $20 million in prejudgment interest and approximately $4 million in additional damages to account for changes in currency exchange rates. The District Court has not yet ruled on those motions. The Company intends to continue to defend itself on appeal, including by appealing the adverse judgment.

On June 29, 2009, several of the Company’s subsidiaries, together with three of its tenants, filed complaints in the Delaware Court of Chancery against Sunrise Senior Living, Inc. and three of its subsidiaries. A complaint was also filed on behalf of several other Company subsidiaries and one tenant on July 24, 2009 in the United States District Court for the Eastern District of Virginia. The complaints are based on Sunrise’s defaults under management and related agreements governing Sunrise’s operation of 64 Company subsidiary-owned facilities, 62 of which are leased to the tenants and two of which are leased directly to Sunrise. The complaints generally allege that Sunrise systematically breached various contractual and fiduciary duties by, among other things, (i) failing to maintain licenses necessary to the facilities’ operation; (ii) demonstrating a conscious disregard for the facilities’ budgets and other controls over expenditures related to the facilities; (iii) failing to provide various marketing and financial reports necessary for the Company subsidiaries’ and the tenants’ monitoring of Sunrise’s performance; (iv) retaining funds for Sunrise’s own benefit, and/or the benefit of its affiliates, that were properly due to the tenants; (v) charging the facilities for inappropriate overhead and similar corporate-level pass-through expenses that should have been borne by Sunrise and/or its affiliates; and (vi) obstructing the Company subsidiaries’ and the tenants’ contractually-prescribed audits of Sunrise’s operation of the facilities. The Company subsidiaries also allege that Sunrise’s policies constitute a breach of fiduciary duties to the Company subsidiaries and the tenants. The Company subsidiaries and tenants are generally seeking judicial confirmation of Sunrise’s material defaults of the management agreements and the Company subsidiaries’ and tenants’ rights to terminate the agreements for the 64 communities, and associated injunctive relief requiring Sunrise to vacate the facilities after cooperating in the transition of the facilities to another operator. In addition, the Company subsidiaries and tenants are seeking monetary damages related to the defaults. With regard to two Company subsidiary-owned facilities in the State of New York, the relevant Company subsidiary and tenant also seek judicial confirmation of the impossibility of the parties’ performance under the applicable management agreements due to the passage and implementation of new state legislation and related regulations.

In response to each of the complaints, Sunrise has asserted counterclaims against the Company, the relevant Company subsidiaries and tenants alleging that (i) such Company subsidiaries and tenants have breached contractual duties and the implied covenant of good faith and fair dealing under the management and related agreements; (ii) the Company and the relevant Company subsidiaries have intentionally interfered with tenants’ performance of the management agreements; and (iii) the Company, the relevant Company subsidiaries and tenants have conspired to harm Sunrise’s business and reputation.  The Company, the relevant Company subsidiaries and tenants have collectively filed motions to dismiss the counterclaims in both jurisdictions.

A trial date has not been set by either court. The Company expects that enforcing its and the Companies subsidiaries’ rights, and potentially defending against Sunrise’s counterclaims, will require it to expend significant funds. There can be no assurance that the Company subsidiaries or its tenants will prevail in their claims against Sunrise or in defending against Sunrise’s counterclaims.

On June 30, 2008, the Company, Health Care Property Partners (“HCPP”), a joint venture between the Company and an affiliate of Tenet Healthcare Corporation (“Tenet”), and Tenet executed a definitive settlement agreement relating to complaints filed by certain Tenet subsidiaries against the Company. On September 19, 2008, the parties closed the transactions contemplated by the settlement agreement, effecting, among other things: (i) the sale of a hospital in Tarzana, California, by the Company to a Tenet affiliate, (ii) the extension of the terms of three other hospitals leased by the Company to affiliates of Tenet, and (iii) the acquisition by the Company of Tenet’s 23% interest in HCPP. During the three months ended September 30, 2008, the Company recognized $28.6 million of income from this settlement of the above disputes, which was included in interest and other income, net and a gain of real estate for the sale of the hospital in Tarzana, California, of $18 million.

The fair value of consideration exchanged and related income recognized as a result of the Company’s September 2008 settlement with Tenet follows (in thousands):

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

Development Commitments

As of September 30, 2009, the Company was committed under the terms of contracts to complete the construction of properties undergoing development at a remaining aggregate cost of approximately $10.8 million.

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

On September 30, 2009, the Company had investments in mezzanine and secured loans to HCR ManorCare with an aggregate face value of $1.7 billion and a carrying value of $1.5 billion. At September 30, 2009, the carrying value of these investments represented approximately 85% of the Company’s skilled nursing segment assets and 12% of its total segment assets.

On September 30, 2009, the Company had 60 of its senior housing facilities, excluding the 15 communities transitioned on October 1, 2009 discussed below, leased to eight tenants that have been identified as VIE tenants. These VIE tenants are thinly capitalized entities that rely on the cash flows generated from the senior housing facilities to pay operating expenses, including the rent obligations under their leases. The 60 senior housing facilities leased to the VIE tenants are operated by Sunrise. Sunrise is a publicly traded company and is subject to the informational filing requirements of the Securities and Exchange Act of 1934, as amended, and is required to file periodic reports on Form 10-K and Form 10-Q with the SEC.

On October 1, 2009, the Company completed the transition of management agreements on 15 communities operated by Sunrise that were previously terminated for Sunrise’s failure to achieve certain performance thresholds. The transition of these facilities to new operators reduced the Company’s Sunrise-managed properties in its portfolio to 75 communities from the original 101 communities HCP acquired in the 2006 CRP transaction. The termination of the agreements did not require the payment of a termination fee to Sunrise by its tenants or the Company.

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

DownREIT LLCs

In connection with the formation of certain DownREIT LLCs, many members contribute appreciated real estate to the DownREIT LLC in exchange for DownREIT units. These contributions are generally tax-deferred, so that the pre-contribution gain related to the property is not taxed to the member. However, if the contributed property is later sold by the DownREIT LLC, the unamortized pre-contribution gain that exists at the date of sale is specially allocated and taxed to the contributing members. In many of the DownREITs, the Company has entered into indemnification agreements with those members who contributed appreciated property into the DownREIT LLC. Under these indemnification agreements, if any of the appreciated real estate contributed by the members is sold by the DownREIT LLC in a taxable transaction within a specified number of years, the Company will reimburse the affected members for the federal and state income taxes associated with the pre-contribution gain that is specially allocated to the affected member under the Code (“make-whole payments”). These make-whole payments include a tax gross-up provision.

Credit Enhancement Guarantee

Certain of the Company’s senior housing facilities serve as collateral for $133 million of debt (maturing May 1, 2025) that is owed by a previous owner of the facilities. This indebtedness is guaranteed by the previous owner who has an investment grade credit rating. These senior housing facilities, which are classified as investments in DFLs, were acquired in the Company’s merger with CRP. As of September 30, 2009, the DFLs had a carrying value of $355 million.

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

General Uninsured Losses

The Company obtains various types of insurance to mitigate the impact of property, business interruption, liability, flood, windstorm, earthquake, environmental and terrorism related losses. The Company attempts to obtain appropriate policy terms, conditions, limits and deductibles considering the relative risk of loss, the cost of such coverage and current industry practice. There are, however, certain types of extraordinary losses, such as those due to acts of war or other events that may be either uninsurable or not economically insurable. In addition, the Company has a large number of properties that are exposed to earthquake, flood and windstorm occurrences and the insurances for such losses carry high deductibles. Should a significant uninsured loss occur at a property, the Company’s assets may become impaired.

(12) Equity

Preferred Stock

At September 30, 2009, the Company had two series of preferred stock outstanding, “Series E” and “Series F” preferred stock. The Series E and Series F preferred stock have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities of the Company. Holders of each series of preferred stock generally have no voting rights, except under limited conditions, and all holders are entitled to receive cumulative preferential dividends based upon each series’ respective liquidation preference. To preserve the Company’s status as a REIT, each series of preferred stock is subject to certain restrictions on ownership and transfer. Dividends are payable quarterly in arrears on the last day of March, June, September and December. The Series E and Series F preferred stock are currently redeemable at the Company’s option.

The following table lists the Series E cumulative redeemable preferred stock cash dividends paid and/or declared by the Company during the nine months ended September 30, 2009:

Declaration Date	Record Date	Amount Per Share	Dividend Payable Date
February 2	March 16	$0.45313	March 31
April 23	June 15	0.45313	June 30
July 29	September 15	0.45313	September 30
October 29	December 15	0.45313	December 31

The following table lists the Series F cumulative redeemable preferred stock cash dividends paid and/or declared by the Company during the nine months ended September 30, 2009:

Declaration Date	Record Date	Amount Per Share	Dividend Payable Date
February 2	March 16	$0.44375	March 31
April 23	June 15	0.44375	June 30
July 29	September 15	0.44375	September 30
October 29	December 15	0.44375	December 31

Common Stock

During the nine months ended September 30, 2009 and 2008, the Company issued 106,000 and 397,000 shares of common stock, respectively, under its Dividend Reinvestment and Stock Purchase Plan (“DRIP”). The Company issued 525,000 and 2 million shares of common stock upon the conversion of DownREIT units during the nine months ended September 30, 2009 and 2008, respectively. The Company also issued 26,000 and 623,000 shares upon exercise of stock options during the nine months ended September 30, 2009 and 2008, respectively.

During the nine months ended September 30, 2009 and 2008, the Company issued 305,000 and 144,000 shares of restricted stock, respectively, under the Company’s 2000 Stock Incentive Plan, as amended, and the Company’s 2006 Performance Incentive Plan. The Company also issued 182,000 and 131,000 shares upon the vesting of performance restricted stock units during the nine months ended September 30, 2009 and 2008, respectively.

On May 8, 2009, the Company completed a $440 million public offering of 20.7 million shares of common stock at a price per share of $21.25. The Company received net proceeds of $422 million, which were used to repay all amounts of indebtedness outstanding under the bridge loan credit facility with the remainder used for general corporate purposes.

On August 10, 2009, the Company completed a $441 million public offering of 17.8 million shares of its common stock at a price of $24.75 per share. The Company received net proceeds of $423 million, which were used to repay the total outstanding indebtedness under the Company’s revolving line of credit facility, including borrowings for the acquired participation in first mortgage debt of HCR ManorCare, with the remainder used for general corporate purposes.

The following table lists the common stock cash dividends paid and/or declared by the Company during the nine months ended September 30, 2009:

Declaration Date	Record Date	Amount Per Share	Dividend Payable Date
February 2	February 9	$0.46	February 23
April 23	May 5	0.46	May 21
July 29	August 6	0.46	August 19
October 29	November 9	0.46	November 24

Accumulated Other Comprehensive Income (Loss) (“AOCI”)

	September 30,	December 31,
	2009	2008
	(in thousands)
AOCI—unrealized gains (losses) on available-for-sale securities, net	$5,569	$(66,814)
AOCI—unrealized losses on cash flow hedges, net	(11,954)	(11,729)
Supplemental Executive Retirement Plan minimum liability	(1,755)	(1,821)
Cumulative foreign currency translation adjustment	(1,698)	(798)
Total accumulated other comprehensive loss	$(9,838)	$(81,162)

Noncontrolling Interests

On March 30, 2009, the Company purchased for $9 million the non-controlling interests in three senior housing joint ventures with a carrying value of $4 million. The $5 million excess of the payment above the carrying value of the noncontrolling interests was charged to additional paid-in capital.

Total Comprehensive Income

The following table provides a reconciliation of comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$(43,220)	$131,556	$110,667	$425,764
Other comprehensive income (loss)	8,981	(20,683)	71,324	(26,779)
Total comprehensive income (loss)	$(34,239)	$110,873	$181,991	$398,985

Substantially all of other comprehensive income for the three and nine months ended September 30, 2009 and 2008 related to the change in the estimated fair value of the Company’s available-for-sale marketable debt securities. See additional discussions of available-for-sale marketable debt securities in Note 9.

(13) Segment Disclosures

The Company evaluates its business and makes resource allocations based on its five business segments: (i) senior housing, (ii) life science, (iii) medical office, (iv) hospital, and (v) skilled nursing. Under the senior housing, life science, hospital and skilled nursing segments, the Company invests primarily in single operator or tenant properties, through the acquisition and development of real estate, and debt issued by operators in these sectors. Under the medical office segment, the Company invests through the acquisition of MOBs that are primarily leased under gross or modified gross leases, which are generally to multiple tenants, and require a greater level of property management. The accounting policies of the segments are the same as those described under Summary of Significant Accounting Policies (see Note 2). There were no intersegment sales or transfers during the nine months ended September 30, 2009 and 2008. The Company evaluates performance based upon property net operating income from continuing operations (“NOI”), and interest income of the combined investments in each segment.

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

Summary information for the reportable segments follows (in thousands):

For the three months ended September 30, 2009:

Segments	Rental and Related Revenues	Tenant Recoveries	Income From DFLs	Investment Management Fees	Total Revenues	NOI(1)	Interest and Other
Senior housing	$68,625	$—	$13,173	$703	$82,501	$82,050	$304
Life science	53,536	9,696	—	—	63,232	51,302	—
Medical office	65,419	12,271	—	623	78,313	44,117	—
Hospital	20,986	497	—	—	21,483	20,600	16,343
Skilled nursing	9,800	—	—	—	9,800	9,761	23,416
Total segments	218,366	22,464	13,173	1,326	255,329	207,830	40,063
Non-segment	—	—	—	—	—	—	(101)
Total	$218,366	$22,464	$13,173	$1,326	$255,329	$207,830	$39,962

For the three months ended September 30, 2008:

Segments	Rental and Related Revenues	Tenant Recoveries	Income From DFLs	Investment Management Fees	Total Revenues	NOI(1)	Interest and Other
Senior housing	$70,554	$—	$14,543	$867	$85,964	$82,031	$311
Life science	65,997	7,513	—	1	73,511	63,697	—
Medical office	65,108	12,300	—	655	78,063	42,025	—
Hospital	20,752	412	—	—	21,164	20,337	11,074
Skilled nursing	9,150	—	—	—	9,150	9,135	20,811
Total segments	231,561	20,225	14,543	1,523	267,852	217,225	32,196
Non-segment	—	—	—	—	—	—	30,087
Total	$231,561	$20,225	$14,543	$1,523	$267,852	$217,225	$62,283

For the nine months ended September 30, 2009:

Segments	Rental and Related Revenues	Tenant Recoveries	Income From DFLs	Investment Management Fees	Total Revenues	NOI(1)	Interest and Other
Senior housing	$217,353	$—	$39,302	$2,224	$258,879	$252,714	$880
Life science	159,072	30,311	—	2	189,385	154,744	—
Medical office	196,266	35,319	—	1,907	233,492	133,048	—
Hospital	62,164	1,494	—	—	63,658	61,116	39,047
Skilled nursing	28,189	—	—	—	28,189	28,036	54,751
Total segments	663,044	67,124	39,302	4,133	773,603	629,658	94,678
Non-segment	—	—	—	—	—	—	(1,651)
Total	$663,044	$67,124	$39,302	$4,133	$773,603	$629,658	$93,027

For the nine months ended September 30, 2008:

Segments	Rental and Related Revenues	Tenant Recoveries	Income From DFLs	Investment Management Fees	Total Revenues	NOI(1)	Interest and Other
Senior housing	$210,102	$—	$43,646	$2,457	$256,205	$244,987	$914
Life science	155,527	25,180	—	3	180,710	149,187	—
Medical office	195,914	35,272	—	1,988	233,174	130,310	—
Hospital	62,274	1,365	—	—	63,639	61,003	33,344
Skilled nursing	26,925	—	—	—	26,925	26,869	64,797
Total segments	650,742	61,817	43,646	4,448	760,653	612,356	99,055
Non-segment	—	—	—	—	—	—	29,289
Total	$650,742	$61,817	$43,646	$4,448	$760,653	$612,356	$128,344

(1)          NOI is a non-GAAP supplemental financial measure used to evaluate the operating performance of real estate. The Company defines NOI as rental revenues, including tenant recoveries and income from direct financing leases, less property-level operating expenses. NOI excludes investment management fee income, depreciation and amortization, general and administrative expenses, litigation provision, impairments, interest and other income, net, interest expense, income taxes, equity income from unconsolidated joint ventures and discontinued operations. The Company believes NOI provides investors relevant and useful information because it measures the operating performance of the Company’s real estate at the property level on an unleveraged basis. The Company uses NOI to make decisions about resource allocations and assess property-level performance. The Company believes that net income (loss) is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income as defined by GAAP since it does not reflect the aforementioned excluded items. Further, the Company’s definition of NOI may not be comparable to the definition used by other real estate investment trusts, as those companies may use different methodologies for calculating NOI.

The following is a reconciliation from NOI to reported net income (loss), the most direct comparable financial measure calculated and presented in accordance with GAAP (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net operating income from continuing operations	$207,830	$217,225	$629,658	$612,356
Investment management fee income	1,326	1,523	4,133	4,448
Depreciation and amortization	(82,301)	(77,292)	(242,318)	(232,574)
General and administrative	(22,860)	(17,077)	(61,625)	(55,859)
Litigation provision	(101,973)	—	(101,973)	—
Impairments	(15,123)	(3,710)	(20,904)	(5,284)
Interest and other income, net	39,962	62,283	93,027	128,344
Interest expense	(74,039)	(82,813)	(226,053)	(264,488)
Income tax (expense) benefit	322	(853)	(1,406)	(4,327)
Equity income from unconsolidated joint ventures	1,328	1,227	1,993	3,736
Total discontinued operations	2,308	31,043	36,135	239,412
Net income (loss)	$(43,220)	$131,556	$110,667	$425,764

The Company’s total assets by segment were:

	September 30,	December 31,
Segments	2009	2008
Senior housing	$4,414,818	$4,437,358
Life science	3,599,250	3,545,913
Medical office	2,287,591	2,277,702
Hospital	1,008,261	1,033,206
Skilled nursing	1,797,976	1,191,091
Gross segment assets	13,107,896	12,485,270
Accumulated depreciation and amortization	(1,129,460)	(933,178)
Net segment assets	11,978,436	11,552,092
Real estate held for sale, net	3,783	27,058
Non-segment assets	355,991	270,676
Total assets	$12,338,210	$11,849,826

On October 5, 2006, simultaneous with the closing of the Company’s merger with CRP, the Company also merged with CNL Retirement Corp. (“CRC”). CRP was a REIT that invested primarily in senior housing and medical office buildings. Under the purchase method of accounting, the assets and liabilities of CRC were recorded at their estimated relative fair values, with $51.7 million paid in excess of the estimated fair value of CRC recorded as goodwill. The CRC goodwill amount was allocated in proportion to the assets of the Company’s reporting units (property sectors) subsequent to the CRP acquisition.

At September 30, 2009, goodwill was allocated to segment assets as follows: (i) senior housing—$30.5 million, (ii) medical office—$11.4 million, (iii) hospital—$5.1 million, and (iv) skilled nursing—$3.3 million. Due to a decrease in our market capitalization during the first quarter of 2009, we performed an interim assessment of goodwill. In connection with this review, the Company recognized an impairment charge of $1.4 million, included in interest and other income, net, for the goodwill allocated to the life science segment.

(14) Derivative Instruments

The Company uses derivative instruments to mitigate the effects of interest rate fluctuations on specific forecasted transactions as well as recognized obligations or assets. The Company does not use derivative instruments for speculative or trading purposes.

The primary risks associated with derivative instruments are market and credit risk. Market risk is defined as the potential for loss in value of a derivative instrument due to adverse changes in market prices (interest rates). Utilizing derivative instruments allows the Company to effectively manage the risk of fluctuations in interest rates with respect to the potential effects these changes could have on future earnings, forecasted cash flows and the fair value of recognized obligations.

Credit risk is the risk that one of the parties to a derivative contract fails to perform or meet their financial obligation. The Company does not obtain collateral associated with its derivative instruments, but monitors the credit standing of its counterparties on a regular basis. Should a counterparty fail to perform, the Company would incur a financial loss to the extent that the associated derivative contract was in an asset position. At September 30, 2009, the Company does not anticipate non-performance by the counterparties to its outstanding derivative contracts.

On June 12, 2009, the Company executed an interest-rate swap contract (pay float and receive fixed), which is designated as hedging the changes in fair value of fixed-rate senior unsecured notes due to fluctuations in the underlying benchmark interest rate. The fair value hedge terminates in September 2011, has a notional amount of $250 million, and hedges approximately 86% of the $292 million of outstanding senior unsecured notes maturing in September 2011. The estimated fair value of the contract at September 30, 2009 was $2.5 million and is included in other assets, net. During the nine months ended September 30, 2009, there was no ineffective portion related to the hedge.

On August 20, 2009, the Company executed two interest-rate swap contracts (pay float and receive fixed), which are designated as hedging fluctuations in interest receipts on a participation interest in a floating-rate secured mortgage note due to fluctuations in the underlying benchmark interest rate. These cash flow hedges terminate in February and August 2011 and have an aggregate notional amount of $500 million. The aggregate estimated fair value of the contracts at September 30, 2009 was $0.9 million and is included in other assets, net. During the three and nine months ended September 30, 2009, there were no ineffective portions related to the hedges.

The Company also had four interest-rate swap contracts outstanding at September 30, 2009, which hedge fluctuations in interest payments on variable-rate secured debt. At September 30, 2009, these interest-rate swap contracts had an aggregate notional amount of $60 million and estimated fair value of $4 million included in accounts payable and accrued liabilities. During the three and nine months ended September 30, 2009, there were no ineffective portions related to these hedging relationships.

During October and November 2007, the Company entered into two forward-starting interest-rate swap contracts with an aggregate notional amount of $900 million and settled the contracts during the three months ended June 30, 2008. The interest-rate swap contracts were designated in qualifying, cash flow hedging relationships, to hedge the Company’s exposure to fluctuations in the benchmark interest rate component of interest payments on forecasted, unsecured, fixed-rate debt currently expected to be issued in 2010. During the three and nine months ended September 30, 2009, there were no ineffective portions related to these hedging relationships.

At September 30, 2009, the Company expects that the hedged forecasted transactions, for each of the outstanding qualifying cash flow hedging relationships, remain probable of occurring and no gains or losses recorded to accumulated other comprehensive income (loss) are expected to be reclassified to earnings as a result.

The following table summarizes the Company’s outstanding interest-rate swap contracts as of September 30, 2009 (dollars in thousands):

Date Entered	Maturity Date	Hedge Designation	Fixed Rate	Floating Rate Index	Notional Amount	Fair Value
July 2005	July 2020	Cash Flow	3.82%	BMA Swap Index	$45,600	$(3,909)
June 2009	September 2011	Fair Value	5.95%	1 Month LIBOR	250,000	2,461
July 2009	July 2013	Cash Flow	6.13%	1 Month LIBOR	14,600	(192)
August 2009	February 2011	Cash Flow	0.87%	1 Month LIBOR	250,000	315
August 2009	August 2011	Cash Flow	1.24%	1 Month LIBOR	250,000	551

To illustrate the effect of movements in the interest rate markets, we performed a market sensitivity analysis on the noted hedging instruments. We applied various basis point spreads, to the underlying interest rate curves of the derivative portfolio in order to determine the instruments’ change in estimated fair value. The following table summarizes the analysis performed (dollars in thousands):

		Effects of Change in Interest Rates
Date Entered	Maturity Date	+50 Basis Points	-50 Basis Points	+100 Basis Points	-100 Basis Points
July 2005	July 2020	$1,930	$(2,318)	$4,055	$(4,442)
June 2009	September 2011	(2,653)	1,820	(5,114)	4,732
July 2009	July 2013	254	(266)	513	(525)
August 2009	February 2011	(1,718)	1,719	(3,436)	3,437
August 2009	August 2011	(2,279)	2,393	(4,615)	4,729

Other Financial Derivative Instruments

As part of the Company’s acquisition of SEUSA in August 2007, the Company received two warrants to purchase common stock in publicly traded corporations that currently expire in 2015 and 2016. At September 30, 2009, these derivative instruments had an aggregate fair value of $1.5 million, which is included in other assets, net. During the nine months ended September 30, 2009, the Company recognized a charge of $0.6 million in interest and other income, net due to a decrease in fair value of these instruments.

The following table summarizes the Company’s outstanding equity warrant instruments as of September 30, 2009 (dollars in thousands):

Acquisition Date	Expiration Date	Hedge Designation	Warrant Shares	Fair Value
August 2007	September 2015	Not Designated	50,000	$132
August 2007	March 2016	Not Designated	200,000	$1,336

(15) Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2009	2008
	(in thousands)
Supplemental cash flow information:
Interest paid, net of capitalized interest	$236,905	$280,103
Taxes paid	2,101	4,266

Supplemental schedule of non-cash investing activities:
Capitalized interest	18,994	22,479
Accrued construction costs	(3,359)	(10,604)
Loan received upon real estate disposition	251	—
Supplemental schedule of non-cash financing activities:
Mortgages assumed with real estate acquisitions	—	4,892
Secured debt obtained in purchase of participation in secured loan receivable	425,042	—
Restricted stock issued	305	144
Vesting of restricted stock units	182	131
Cancellation of restricted stock	(34)	108
Conversion of non-managing member units into common stock	21,873	74,509
Unrealized gains on available-for-sale securities and derivatives designated as cash flow hedges, net	73,436	32,836

(16) Earnings (Loss) Per Common Share

The following table illustrates the computation of basic and diluted earnings per share (dollars in thousands, except per share and share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator
Income (loss) from continuing operations	$(45,528)	$100,513	$74,532	$186,352
Noncontrolling interests’ and participating securities’ share in continuing operations	(3,895)	(6,323)	(12,147)	(18,974)
Preferred stock dividends	(5,282)	(5,282)	(15,848)	(15,848)
Income (loss) from continuing operations applicable to common shares	(54,705)	88,908	46,537	151,530
Discontinued operations	2,308	31,043	36,135	239,412
Noncontrolling interests’ share in discontinued operations	—	(336)	—	(585)
Net income (loss) applicable to common shares	$(52,397)	$119,615	$82,672	$390,357

Denominator
Basic weighted average common shares	284,812	244,572	267,971	232,199
Dilutive stock options and restricted stock	—	910	70	837
Diluted weighted average common shares	284,812	245,482	268,041	233,036

Basic earnings (loss) per common share
Income (loss) from continuing operations	$(0.19)	$0.36	$0.17	$0.65
Discontinued operations	0.01	0.13	0.14	1.03
Net income (loss) applicable to common stockholders	$(0.18)	$0.49	$0.31	$1.68

Diluted (loss) earnings per common share
Income (loss) from continuing operations	$(0.19)	$0.36	$0.17	$0.65
Discontinued operations	0.01	0.13	0.14	1.03
Net income (loss) applicable to common shares	$(0.18)	$0.49	$0.31	$1.68

Restricted stock and certain of the Company’s performance restricted stock units are considered participating securities which require the use of the two-class method when computing basic and diluted earnings per share. For the three months ended September 30, 2009 and 2008, earnings representing nonforfeitable dividends of $0.4 million and $0.5 million, respectively, were allocated to the participating securities. For the nine months ended September 30, 2009 and 2008, earnings representing nonforfeitable dividends of $1.1 million and $1.9 million, respectively, were allocated to the participating securities.

Options to purchase approximately 7.1 million and 0.5 million shares of common stock that had an exercise price in excess of the average market price of the common stock during the three months ended September 30, 2009 and 2008, respectively, were not included because they are anti-dilutive. Restricted stock and performance restricted stock units representing 1.5 million and 0.4 million shares of common stock during the three months ended September 30, 2009 and 2008, respectively, were not included because they are anti-dilutive. Additionally, 5.9 million shares issuable upon conversion of 4.3 million DownREIT units during the three months ended September 30, 2009 were not included since they are anti-dilutive. During the three months ended September 30, 2008, 8.0 million shares issuable upon conversion of 5.6 million DownREIT units were not included since they were anti-dilutive.

(17) Fair Value Measurements

The following tables illustrate the Company’s fair value measurements of its financial assets and liabilities measured at fair value in the Company’s condensed consolidated financial statements. The second table includes the associated unrealized and realized gains and losses, as well as purchases, sales, issuances, exchanges, settlements (net) or transfers for financial instruments classified as Level 3 instruments within the fair value hierarchy. Recognized gains and losses are recorded in interest and other income, net on the Company’s condensed consolidated statements of operations.

The following is a summary of fair value measurements of financial assets and liabilities at September 30, 2009 (in thousands):

Financial Instrument	Fair Value	Level 1	Level 2	Level 3
Marketable debt securities	$201,163	$182,863	$18,300	$—
Marketable equity securities	3,931	3,931	—	—
Interest-rate swap assets(1)	3,327	—	3,327	—
Interest-rate swap liabilities(1)	(4,101)	—	(4,101)	—
Warrants(1)	1,468	—	—	1,468
	$205,788	$186,794	$17,526	$1,468

(1)          Interest-rate swaps and common stock warrants are valued using observable and unobservable market assumptions, as well as standardized derivative pricing models.

The following is a reconciliation of fair value measurements classified as Level 3 at September 30, 2009 (in thousands):

Warrants
December 31, 2008	$1,460
Total gains (realized and unrealized):
Included in earnings	(582)
Included in other comprehensive income	—
Purchases, issuances, exchanges and settlements, net	590
Transfers in and/or out of Level 3	—
September 30, 2009	$1,468

(18) Disclosures About Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, receivables, payables, and accrued liabilities are reasonable estimates of fair value because of the short-term maturities of these instruments. Fair values for loans receivable, bank line of credit, bridge and term loans, mortgage and other secured debt, and other debt are estimates based on rates currently prevailing for similar instruments of similar maturities. The estimated fair values of the interest-rate swaps and warrants were determined based on observable market assumptions and standardized derivative pricing models. The fair values of the senior unsecured notes and marketable equity and debt securities were determined based on market quotes.

	September 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Loans receivable, net	$1,674,329	$1,662,685	$1,076,392	$981,128
Marketable debt securities	201,163	201,163	228,660	228,660
Marketable equity securities	3,931	3,931	3,845	3,845
Warrants	1,468	1,468	1,460	1,460
Bank line of credit	—	—	150,000	150,000
Bridge and term loans	200,000	200,000	520,000	520,000
Senior unsecured notes	3,520,577	3,520,482	3,523,513	2,384,488
Mortgage and other secured debt	1,863,404	1,836,879	1,641,734	1,538,057
Other debt	99,487	99,487	102,209	102,209
Interest-rate swap assets	3,327	3,327	—	—
Interest-rate swap liabilities	(4,101)	(4,101)	2,324	2,324

(19) Impairments

During the three months ended September 30, 2009, the Company recognized impairments of $15.1 million related to two of its DFLs (see Note 5). During the three months ended September 30, 2008, the Company recognized an impairment of $3.7 million related to intangible assets associated with the early termination of three leases in the life science segment.

During the nine months ended September 30, 2009, the Company recognized impairments of $21.0 million as a result of (i) $15.1 million related to two of its DFLs and (ii) $5.9 million related to intangible assets on 12 of 15 senior housing communities which were determined to be impaired due to the termination of the Sunrise management agreements effective October 1, 2009. During the nine months ended September 30, 2008, the Company recognized impairments of $13.4 million as follows: (i) $1.6 million related to two senior housing facilities as a result of a decrease in expected cash flows, (ii) $8.1 million, included in discontinued operations, related to the decrease in expected cash flows and anticipated dispositions of two senior housing properties and one hospital, and (iii) $3.7 million related to intangible assets associated with the early termination of three leases in the life science segment.

(20) Subsequent Events

The Company evaluated subsequent events through November 3, 2009, which is the date the September 30, 2009 condensed consolidated financial statements were issued.

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

(e)   The potential impact of existing and future litigation matters, including the possibility of larger than expected litigation costs and related development;

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

The information set forth in this Item 2 is intended to provide readers with an understanding of our financial condition, changes in financial condition and results of operations. We will discuss and provide our analysis in the following order:

•      Executive Summary

•      2009 Transaction Overview

•      Dividends

•      Critical Accounting Policies

•      Results of Operations

•      Liquidity and Capital Resources

•      Off-Balance Sheet Arrangements

•      Contractual Obligations

•      Inflation

•      Recent Accounting Pronouncements

Executive Summary

We are a self-administered REIT that, together with our consolidated subsidiaries, invests primarily in real estate serving the healthcare industry in the United States. We acquire, develop, lease, manage and dispose of healthcare real estate and provide financing to healthcare providers. At September 30, 2009, our portfolio of investments, excluding assets held for sale, but including properties owned by our Investment Management Platform, consisted of interests in 677 facilities. Our Investment Management Platform represents the following joint ventures: (i) HCP Ventures II, (ii) HCP Ventures III, LLC, (iii) HCP Ventures IV, LLC, and (iv) the HCP Life Science ventures.

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

We follow a disciplined approach to enhancing the value of our existing portfolio, including ongoing evaluation of potential disposition of properties and other investments that no longer fit our strategy. During the nine months ended September 30, 2009, we sold 11 properties for $58 million and marketable debt securities for $120 million.

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

The slowdown in the economy, has affected, or may in the future adversely affect, the businesses of our tenants, operators and borrowers to varying degrees and may further impact their ability to meet their obligations to us and, in certain cases, could lead to additional restructurings, disruptions, or bankruptcies of our tenants, operators and/or borrowers. These market conditions could also adversely affect the amount of revenue we report, require us to increase our allowances for losses, result in impairment charges and valuation allowances that decrease our net income and equity, and reduce our cash flows from operations. In addition, these conditions or events could impair our credit rating and our ability to raise additional capital, require us to seek alternative operators or tenants, and finance or refinance debt secured by properties they operate or where they are tenants.

Access to external capital on favorable terms is critical to the success of our strategy. Generally, we attempt to match the long-term duration of most of our investments with long-term fixed-rate financing. At September 30, 2009, 17% of our consolidated debt is at variable interest rates, which includes our $200 million term loan and $498 million of mortgage and other secured debt. We intend to maintain an investment grade rating on our senior unsecured debt securities and manage various capital ratios and amounts within appropriate parameters.

Access to capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as to fund future acquisitions and development through the issuance of additional securities or secured debt. As of October 30, 2009, we had a credit rating of Baa3 (stable) from Moody’s, BBB (stable) from Standard and Poor’s (“S&P”) and BBB (positive) from Fitch on our senior unsecured debt securities, and Ba1 (stable) from Moody’s, BBB- (stable) from S&P and BBB- (positive) from Fitch on our preferred equity securities. Our ability to continue to access capital could be impacted by various factors including general market conditions and the continuing slowdown in the economy, interest rates, credit ratings on our securities, and any changes to these ratings, the market price of our capital stock, the performance of our portfolio, tenants, borrowers and operators, including any restructurings, disruptions or bankruptcies of our tenants, borrowers and operators, the perception of our potential future earnings and cash distributions, any unwillingness on the part of lenders to make loans to us and any deterioration in the financial position of lenders that might make them unable to meet their obligations to us.

2009 Transaction Overview

Investments

During the nine months ended September 30, 2009, we purchased the remaining interests in three senior housing joint ventures for $9 million, which included $14 million of real estate encumbered by $5 million of mortgage debt, and funded $86 million for construction and other capital projects primarily in our life science segment.

During the nine months ended September 30, 2009, we sold 11 properties with an aggregate value of $58 million primarily from our hospital and medical office segments, including our Los Gatos, California hospital for $45 million. During the nine months ended September 30, 2009, we received proceeds of $120 million for the sale of marketable debt securities from our hospital segment.

On August 3, 2009, we purchased a $720 million participation in first mortgage debt of HCR ManorCare, at a discount of $130 million, for approximately $590 million. The $720 million participation bears interest at the London Interbank Offer Rate (“LIBOR”) plus 1.25% and represents 45% of the $1.6 billion most senior tranche of HCR ManorCare’s mortgage debt incurred as part of the financing for The Carlyle Group’s acquisition of Manor Care, Inc. in December 2007. The mortgage debt matures in January 2012, with a one-year extension available at the borrower’s option subject to certain performance conditions, and was secured by a first lien on 331 facilities located in 30 states at closing. We obtained favorable financing to fund 72% of the purchase price, resulting in a net cash payment by HCP of $166 million.

Financings

On May 8, 2009, we completed a $440 million public offering of 20.7 million shares of our common stock at a price per share of $21.25. We received net proceeds of $422 million, which were used to repay all amounts of indebtedness outstanding under our bridge loan credit facility with the remainder used for general corporate purposes.

On June 12, 2009, we entered into an interest-rate swap contract (pay float and receive fixed) with a notional amount of $250 million that terminates in 2011. This interest-rate swap contract reduces our net floating rate asset exposure, which increased as a result of the repayment of our floating-rate bridge loan credit facility.

On August 10, 2009, we completed a $441 million public offering of 17.8 million shares of our common stock at a price of $24.75 per share. We received net proceeds of $423 million, which were used to repay the total outstanding indebtedness under our revolving line of credit facility, including borrowings for the additional investment in HCR ManorCare discussed above, with the remainder used for general corporate purposes.

On August 20, 2009, we entered into two interest-rate swap contracts (pay float and receive fixed) with an aggregate notional amount of $500 million that terminate in 2011. The interest-rate swap contracts reduced our net floating rate asset exposure, which had increased as a result of our additional investment in HCR ManorCare and third quarter repayments of floating rate debt, which were both funded with proceeds from our August 2009 public equity offering.

On August 27, 2009, we prepaid $100 million of variable-rate mortgage debt. The mortgage debt, with an original maturity of January 2010, was repaid with proceeds from our August 2009 public equity offering and third quarter asset sales.

Other

On June 29, 2009, we, together with three of our tenants, filed complaints against Sunrise based on Sunrise’s defaults under management and related agreements covering 64 of 75 Sunrise-managed communities owned by the Company. The complaints allege, among other things, that Sunrise systematically breached various contractual and fiduciary duties. In addition to equitable relief and monetary damages relating to the defaults, we are seeking judicial confirmation of rights to terminate the agreements on the 64 communities.

On September 4, 2009, a jury returned a verdict in favor of Ventas, Inc. (“Ventas”), in an action brought against us in the United States District Court for the Western District of Kentucky for tortious interference with prospective business advantage in connection with Ventas’s 2007 acquisition of Sunrise Senior Living Real Estate Investment Trust (“Sunrise REIT”). The jury awarded Ventas approximately $102 million in compensatory damages, which we recorded as a litigation provision expense during the quarter ended September 30, 2009. Ventas originally sought approximately $300 million in compensatory damages as well as punitive damages. We filed a motion with the court for post-trial relief and we intend to appeal an adverse judgment.

On October 1, 2009, we completed the transition of management agreements on 15 communities operated by Sunrise that were previously terminated for Sunrise’s failure to achieve certain performance thresholds. The transition of these facilities to new operators reduced our Sunrise-managed properties in our portfolio to 75 communities from the original 101 communities we acquired in the 2006 CNL Retirement Properties, Inc. transaction. The termination of the agreements did not require the payment of a termination fee to Sunrise by our tenants or us.

Dividends

On October 29, 2009, we announced that our Board declared a quarterly common stock cash dividend of $0.46 per share. The common stock dividend will be paid on November 24, 2009 to stockholders of record as of the close of business on November 9, 2009.

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

Results of Operations

We evaluate our business and allocate resources among our five business segments: (i) senior housing, (ii) life science, (iii) medical office, (iv) hospital, and (v) skilled nursing. Under the senior housing, life science, hospital and skilled nursing segments, we invest primarily in single operator or tenant properties, through the acquisition and development of real estate, and debt issued by operators in these sectors. Under the medical office segment, we invest through the acquisition of MOBs that are leased under gross or modified gross leases, generally to multiple tenants, and which generally require a greater level of property management. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2 to the Condensed Consolidated Financial Statements).

Our financial results for the three and nine months ended September 30, 2009 and 2008 are summarized as follows:

Comparison of the Three Months Ended September 30, 2009 to the Three Months Ended September 30, 2008

Rental and related revenues

	Three Months Ended September 30,		Change
Segments	2009	2008	$	%
	(dollars in thousands)
Senior housing	$68,625	$70,554	$(1,929)	(3)%
Life science	53,536	65,997	(12,461)	(19)
Medical office	65,419	65,108	311	—
Hospital	20,986	20,752	234	1
Skilled nursing	9,800	9,150	650	7
Total	$218,366	$231,561	$(13,195)	(6)%

•      Senior housing.  The decrease in senior housing rental and related revenues for the three months ended September 30, 2009 primarily relates to a $2.5 million decrease in the facility-level operating revenues for three senior housing properties that were previously under management agreements and re-leased on a triple-net basis during 2009.

•      Life science.  Included in life science rental and related revenues for the three months ended September 30, 2008 are lease termination fees of $18 million from a tenant in connection with the early termination of three leases on July 30, 2008.  No similar early termination fees were recognized during the three months ended September 30, 2009. The decrease in life science rental and related revenues was partially offset by an increase in occupancy levels at our life science facilities and the impact of development assets placed in service during 2008.

Tenant recoveries

	Three Months Ended September 30,		Change
Segments	2009	2008	$	%
	(dollars in thousands)
Life science	$9,696	$7,513	$2,183	29%
Medical office	12,271	12,300	(29)	—
Hospital	497	412	85	21
Total	$22,464	$20,225	$2,239	11%

•      Life science. Life science tenant recoveries increased primarily as a result of an increase in occupancy levels at our life science facilities and the impact of development assets placed in service during 2008.

Income from direct financing leases

Income from direct financing leases (“DFLs”) decreased $1.4 million to $13.2 million for the three months ended September 30, 2009. The decrease was primarily due to two DFLs that were placed on non-accrual status and accounted for on a cost-recovery basis beginning in October 2008. We expect income from DFLs will remain lower in 2009 as compared to 2008 as a result of these DFLs (See Note 5 to the Condensed Consolidated Financial Statements).

Depreciation and amortization expense

Depreciation and amortization expense increased $5.0 million to $82.3 million for the three months ended September 30, 2009. Depreciation and amortization expense for the three months ended September 30, 2009 included $4.7 million of accelerated amortization of intangible assets as a result of the modification of the lease term of a tenant in one of our life science facilities. No similar lease modifications were made during the three months ended September 30, 2008.

Operating expenses

	Three Months Ended September 30,		Change
Segments	2009	2008	$	%
	(dollars in thousands)
Senior housing	$(252)	$3,066	$(3,318)	NM	(1)
Life science	11,930	9,813	2,117	22
Medical office	33,573	35,383	(1,810)	(5)
Hospital	883	827	56	7
Skilled nursing	39	15	24	NM	(1)
Total	$46,173	$49,104	$(2,931)	(6)%

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

•      Senior housing.  The decrease in senior housing operating expenses primarily relates to a decrease in facility-level operating expenses for two senior housing properties that were previously under management agreements and re-leased on a triple-net basis during 2009.

•      Life science.  Life science operating expenses increased primarily as a result of an increase in occupancy levels at our life science facilities and the impact of development assets placed in service during 2008.

•      Medical office.  Medical office operating expenses decreased primarily as a result of cost saving initiatives implemented in 2009.

General and administrative expenses

General and administrative expenses increased $5.8 million to $22.9 million for the three months ended September 30, 2009. The increase in general and administrative expenses was primarily due to an increase in legal fees associated with litigation matters. For the three months ended September 30, 2009 and 2008, in relation to the Ventas litigation matter, we incurred legal expenses of $6.2 million and $1.5 million, respectively (See the information set forth under the heading “Legal Proceedings” of Note 11 to the Condensed Consolidated Financial Statements).

Litigation provision

On September 4, 2009 a jury returned a verdict in favor of Ventas, in an action brought against us in the United States District Court for the Western District of Kentucky for tortious interference with prospective business advantage in connection with Ventas’s 2007 acquisition of Sunrise REIT. The jury awarded Ventas approximately $102 million in compensatory damages, which we recorded as a litigation provision expense during the quarter ended September 30, 2009 (See the information set forth under the heading “Legal Proceedings” of Note 11 to the Condensed Consolidated Financial Statements).

Impairments

During the three months ended September 30, 2009, we recognized impairments of $15.1 million related to two of our senior housing DFLs as a result of an anticipated restructure of the underlying leases (see Note 5 to the Condensed Consolidated Financial Statements). During the three months ended September 30, 2008, we recognized impairments of $3.7 million related to intangible assets associated with the early termination of three leases in our life science segment.

Interest and other income, net

For the three months ended September 30, 2009, interest and other income, net decreased $22.3 million to $40.0 million. This decrease was primarily related to: (i) $28.6 million of income in 2008 related to the settlement of litigation with Tenet Healthcare Corporation (“Tenet”), (ii) a $5.1 million decrease in interest earned on variable-rate loans related to a decline in LIBOR and (iii) a decrease in interest income earned from cash and cash equivalents. The decrease was partially offset by: (i) gain on sales of marketable debt securities of $6.1 million during the three months ended September 30, 2009 and (ii) additional interest income of $7.7 million from the $720 million participation in first mortgage debt of HCR ManorCare purchased in August 2009.

For a more detailed description of our mezzanine loan and marketable security investments, see Note 6 and Note 9, respectively, to the Condensed Consolidated Financial Statements and Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest expense

Interest expense decreased $8.8 million to $74 million for the three months ended September 30, 2009. The decrease was primarily due to (i) $5.5 million from the repayment of the outstanding balance under our bridge loan and revolving line of credit facility, (ii) a $2.0 million decrease resulting from the repayment of $300 million senior unsecured floating rate notes in September 2008 and (iii) $1.1 million from higher capitalized interest related to assets placed in re-development. This decrease in interest expense was partially offset by a $1.0 million increase in interest expense from the net impact of mortgage debt placed on senior housing assets in 2008 and the repayment and prepayment of mortgage debt.

The table below sets forth information with respect to our debt, excluding premiums and discounts (dollars in thousands):

	As of September 30,
	2009	2008
Balance:
Fixed rate	$4,722,757	$5,223,688
Variable rate	972,504	741,869
Total	$5,695,261	$5,965,557

Percent of total debt:
Fixed rate	83%	88%
Variable rate	17	12
Total	100%	100%

Weighted average interest rate at end of period:
Fixed rate	6.32%	6.27%
Variable rate	2.49%	3.54%
Total weighted average rate	5.66%	5.93%

Income tax (expense) benefit

For the three months ended September 30, 2009, income tax expense decreased $1.2 million to a benefit of $0.3 million. This decrease is primarily due to lower interest earned due to a decline in LIBOR from a portion of one of our mezzanine loan investments and increased depreciation expense due to a correction of an immaterial error of one of our real estate investments, each of which are held in a taxable REIT subsidiary (“TRS”).

Discontinued operations

The decrease of $28.7 million in income from discontinued operations to $2.3 million for the three months ended September 30, 2009 compared to $31.0 million for the comparable period in the prior year is primarily due to a decrease in gains on real estate dispositions of $25.3 million. During the three months ended September 30, 2009 and 2008, we sold two properties for $5.8 million and three properties for $116 million, respectively. Discontinued operations for the three months ended September 30, 2009 included three properties compared to 19 properties for the three months ended September 30, 2008.

Noncontrolling interests’ and participating securities’ share in earnings

For the three months ended September 30, 2009, noncontrolling interests’ and participating securities’ share in earnings decreased $2.8 million to $3.9 million. This decrease was primarily due to (i) a $1.0 million decrease related to the conversions of 3.3 million of our noncontrolling interest DownREIT units into 4.2 million shares of our common stock from January 1, 2008 to September 30, 2009 and (ii) a $1.6 million decrease related to our purchase of other non-controlling interests.

Comparison of the Nine Months Ended September 30, 2009 to the Nine Months Ended September 30, 2008

Rental and related revenues

	Nine Months Ended September 30,		Change
Segments	2009	2008	$	%
	(dollars in thousands)
Senior housing	$217,353	$210,102	$7,251	3%
Life science	159,072	155,527	3,545	2
Medical office	196,266	195,914	352	—
Hospital	62,164	62,274	(110)	—
Skilled nursing	28,189	26,925	1,264	5
Total	$663,044	$650,742	$12,302	2%

•      Senior housing. Senior housing rental and related revenues for the nine months ended September 30, 2009 includes $6.4 million resulting from an adjustment to the purchase price allocation of certain assets acquired in 2006. No similar adjustments or additional rents were made in the nine months ended September 30, 2008. As a result of the transfer of an 11-property senior housing portfolio to Emeritus Corporation on December 1, 2008, we recognized an increase of $7.8 million primarily related to straight-line rents during the nine months ended September 30, 2009. These increases were partially offset by (i) additional rents from property level expense credits of $3.2 million related to our properties operated by Sunrise received in the nine months ended September 30, 2008 and (ii) a $5.3 million decrease in the facility-level operating revenues for three senior housing properties that were previously under management agreements and re-leased on a triple-net basis during 2009. No similar additional rents were received during the nine months ended September 30, 2009.

•      Life science.  The increase in life science rental and related revenues was primarily a result of a $21 million impact from development assets placed in service during 2008. Included in life science rental and related revenues for the nine months ended September 30, 2008 are lease termination fees of $18 million from a tenant in connection with the early termination of three leases on July 30, 2008. No similar early termination fees were recognized during the nine months ended September 30, 2009.

Tenant recoveries

	Nine Months Ended September 30,		Change
Segments	2009	2008	$	%
	(dollars in thousands)
Life science	$30,311	$25,180	$5,131	20%
Medical office	35,319	35,272	47	—
Hospital	1,494	1,365	129	9
Total	$67,124	$61,817	$5,307	9%

•      Life science. Life science tenant recoveries increased primarily as a result of an increase in occupancy levels at our life science facilities and the impact of development assets placed in service during 2008.

Income from direct financing leases

Income from DFLs decreased $4.3 million to $39.3 million for the nine months ended September 30, 2009. The decrease was primarily due to two DFLs that were placed on non-accrual status and accounted for on a cost-recovery basis beginning October 2008. We expect income from DFLs will remain lower in 2009 as compared to 2008 as a result of these DFLs (See Note 5 to the Condensed Consolidated Financial Statements).

Depreciation and amortization expense

Depreciation and amortization expense increased $9.7 million to $242.3 million for the nine months ended September 30, 2009. The increase in depreciation and amortization expense was primarily related to: (i) $4.7 million of accelerated amortization of intangible assets as a result of the modification of to the lease term of a tenant in one of our life science facilities, (ii) $3.1 million of the increase relates to development assets placed in service during 2008,

(iii) $4.1 million relates to the purchase in September 2008 of Tenet noncontrolling interest in Health Care Property Partners, a joint venture between HCP and an affiliate of Tenet, and (iv) $2.0 million resulting from an adjustment to the purchase price allocation related to certain assets acquired in 2006. The increase in depreciation and amortization expense was partially offset by $3.3 million due to the impact of properties which were taken out of service and placed into redevelopment during 2008 and 2009.

Operating expenses

	Nine Months Ended September 30,		Change
Segments	2009	2008	$	%
	(dollars in thousands)
Senior housing	$3,941	$8,761	$(4,820)	(55)%
Life science	34,639	31,520	3,119	10
Medical office	98,537	100,876	(2,339)	(2)
Hospital	2,542	2,636	(94)	(4)
Skilled nursing	153	56	97	NM (1)
Total	$139,812	$143,849	$(4,037)	(3)%

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

•      Senior housing.  The decrease in senior housing operating expenses primarily relates to a decrease in facility-level operating expenses for two senior housing properties that were previously under management agreements and re-leased on a triple-net basis during 2009.

•      Life science.  Life science tenant recoveries increased primarily as a result of an increase in occupancy levels at our life science facilities and the impact of development assets placed in service during 2008.

•      Medical office.  Medical office operating expenses decreased primarily as a result of cost saving initiatives implemented in 2009.

General and administrative expenses

General and administrative expenses increased $5.8 million to $61.6 million for the nine months ended September 30, 2009. The increase in general and administrative expenses was primarily due to an increase in legal fees associated with litigation matters partially offset by lower compensation related expenses. For the nine months ended September 30, 2009 and 2008, in relation to the Ventas litigation matter, we incurred legal expenses of $12.7 million and $4.5 million, respectively (See the information set forth under the heading “Legal Proceedings” of Note 11 to the Condensed Consolidated Financial Statements).

Litigation provision

On September 4, 2009 a jury returned a verdict in favor of Ventas, Inc., in an action brought against us in the United States District Court for the Western District of Kentucky for tortious interference with prospective business advantage in connection with Ventas’s 2007 acquisition of Sunrise REIT. The jury awarded Ventas approximately $102 million in compensatory damages, which we recorded as a litigation provision expense during the quarter ended September 30, 2009 (See the information set forth under the heading “Legal Proceedings” of Note 11 to the Condensed Consolidated Financial Statements).

Impairments

During the nine months ended September 30, 2009, we recognized impairments of $21 million as a result of (i) $15.1 million related to two of our senior housing DFLs as a result of an anticipated restructure of the underlying leases (see Note 5 to the Condensed Consolidated Financial Statements), and (ii) $5.9 million of intangible assets on 12 of 15 senior housing communities that were determined to be impaired due to the termination of the Sunrise management agreements on 15 senior housing communities effective October 1, 2009. During the nine months ended September 30, 2008, we recognized impairments of $13.4 million as follows: (i) $3.7 million related to intangible assets associated with the early termination of three leases in the life science segment, (ii) $1.6 million related to two senior housing facilities as a result of a decrease in expected cash flows, and (iii) $8.1 million, included in discontinued operations, related to the decrease in expected cash flows and anticipated dispositions of two senior housing properties and one hospital.

Interest and other income, net

For the nine months ended September 30, 2009, interest and other income, net decreased $35.3 million to $93.0 million. This decrease was primarily related to: (i) $28.6 million of income in 2008 related to the settlement of litigation with Tenet, (ii) a $17.7 million decrease in interest earned on variable-rate loans related to a decline in the LIBOR and repayment of various loans receivable, (iii) $1.4 million related to the sales of interests in two of our unconsolidated joint ventures in 2008 and (iv) a decrease in interest income related to cash balances and resulting from loan repayments of $3.7 million. The decrease was partially offset by: (i) additional interest income of $7.7 million from the $720 million participation in first mortgage debt of HCR ManorCare purchased in August 2009, (ii) increases in net gains on marketable securities of $3.4 million, (iii) a $3.5 million of other-than-temporary impairment on marketable equity securities in 2008, and (iv) a hedge ineffectiveness charge of $2.4 million upon the settlement of two forward-starting interest-rate swap contracts that were settled in June 2008.

For a more detailed description of our mezzanine loan and marketable security investments, see Note 6 and Note 9, respectively, to the Condensed Consolidated Financial Statements and Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest expense

Interest expense decreased $38.4 million to $226.1 million for the nine months ended September 30, 2009. The decrease was primarily due to (i) $38.5 million from the repayment of the outstanding balance under our bridge loan and revolving line of credit facility, and (ii) a $8.3 million decrease resulting from the repayment of $300 million senior unsecured floating rate notes in September 2008. This decrease in interest expense was partially offset by a $9.4 million increase in interest expense from the net impact of mortgage debt placed on senior housing assets in 2008 and the repayment of mortgage debt related to contractual maturities.

Income tax expense

For the nine months ended September 30, 2009, income tax expense decreased $2.9 million to $1.4 million. This decrease is primarily due to lower interest earned due to a decline in LIBOR from a portion of one of our mezzanine loan investments and increased depreciation expense due to a correction of an immaterial error of one of our real estate investments, each of which are held in a TRS.

Equity income from unconsolidated joint ventures

For the nine months ended September 30, 2009, equity income from unconsolidated joint ventures decreased $1.7 million to $2.0 million. This decrease was primarily due to a change in the expected useful life of certain intangible assets related to one of our unconsolidated joint ventures that resulted in lower equity income due to higher amounts of amortization expense.

Discontinued operations

The decrease of $203.3 million in income from discontinued operations to $36.1 million for the nine months ended September 30, 2009 was primarily due to a decrease in gains on real estate dispositions of $194 million, and a decline in operating income from discontinued operations of $17.3 million. During the nine months ended September 30, 2009 and 2008, we sold 11 properties for $58 million and 47 properties for $629 million, respectively. Discontinued operations for the nine months ended September 30, 2009 included 12 properties compared to 63 properties for the nine months ended September 30, 2008.

Noncontrolling interests’ and participating securities’

For the nine months ended September 30, 2009, noncontrolling interests’ and participating securities’ share in earnings decreased $7.4 million to $12.1 million. This decrease is primarily due to (i) a $3.9 million decrease related to the conversions of 3.3 million of our noncontrolling interest DownREIT units into 4.2 million shares of our common stock from January 1, 2008 to September 30, 2009 and (ii) a $2.7 million decrease related to our purchase of other non-controlling interests.

Liquidity and Capital Resources

Our principal liquidity needs are to (i) fund normal operating expenses, (ii) meet debt service requirements, including $22.8 million of our mortgage debt maturing in the remainder of 2009, (iii) fund capital expenditures, including tenant improvements and leasing costs, (iv) fund acquisition and development activities, and (v) make minimum distributions required to maintain our REIT qualification under the Code. We believe these needs will be satisfied using cash flows generated by operating activities, provided by financing activities and from sales of assets during the next twelve months.

Access to capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as to fund future acquisitions and development through the issuance of additional securities or secured debt. As of October 30, 2009, we had a credit rating of Baa3 (stable) from Moody’s, BBB (stable) from S&P and BBB (positive) from Fitch on our senior unsecured debt securities, and Ba1 (stable) from Moody’s, BBB- (stable) from S&P and BBB- (positive) from Fitch on our preferred equity securities. During 2008, there was a decline in the availability of financing from the capital markets and widening credit spreads. Our ability to continue to access capital could be impacted by various factors including general market conditions and the continuing slowdown in the economy, interest rates, credit ratings on our securities, and any changes to these ratings, the market price of our capital stock, the performance of our portfolio, tenants, borrowers and operators, including any restructurings, disruptions or bankruptcies of our tenants, borrowers and operators, the perception of our potential future earnings and cash distributions, any unwillingness on the part of lenders to make loans to us and any deterioration in the financial position of lenders that might make them unable to meet their obligations to us.

Net cash provided by operating activities was $390 million and $455 million for the nine months ended September 30, 2009 and 2008, respectively. The decrease in operating cash flows from operations primarily reflects the 2008 litigation settlement income and termination fees.  The decrease was partially offset by increased revenues, as well as fluctuations in receivables, payables, accruals and deferred revenue. Our cash flows from operations are dependent upon the occupancy level of multi-tenant buildings, rental rates on leases, our tenants’ performance on their lease obligations, the level of operating expenses and other factors.

Net cash used in investing activities was $69 million during the nine months ended September 30, 2009 and principally reflects fundings of $166 million for investments in loans receivable and $71 million for development of real estate, which were partially offset by sales of $120 million of marketable securities and $58 million of proceeds from sales of real estate. During the nine months ended September 30, 2009 and 2008, we used $27 million and $45 million, respectively, to fund lease commissions and tenant and capital improvements.

Net cash used in financing activities was $234 million for the nine months ended September 30, 2009 and principally reflects the net effects of: (i) repayment of our bridge loan credit facility of $320 million, (ii) net repayments under our bank revolving line of credit of $150 million, (iii) payments of common and preferred dividends aggregating $377 million, and (iv) repayment of our mortgage debt of $206 million. The amount of cash used in financing activities was partially offset by net proceeds of $846 million from the issuances of common stock.

At September 30, 2009, we held approximately $23.5 million in deposits and $33.6 million in irrevocable letters of credit from commercial banks securing tenants’ lease obligations and borrowers’ loan obligations. We may draw upon the letters of credit or depository accounts if there are defaults under the related leases or loans. Amounts available under letters of credit could change based upon facility operating conditions and other factors, and such changes may be material.

Debt

Bank Line of Credit and Bridge and Term Loans

Our revolving line of credit facility with a syndicate of banks provides for an aggregate borrowing capacity of $1.5 billion and matures on August 1, 2011. This revolving line of credit facility accrues interest at a rate per annum equal to LIBOR plus a margin ranging from 0.325% to 1.00%, depending upon our debt ratings. We pay a facility fee on the entire revolving commitment ranging from 0.10% to 0.25%, depending upon our debt ratings. Based on our debt ratings on September 30, 2009, the margin on the revolving line of credit facility was 0.55% and the facility fee was 0.15%. At September 30, 2009, we had no outstanding amounts under this revolving line of credit facility.

At September 30, 2009, the outstanding balance of our term loan was $200 million and matures on August 1, 2011. The term loan accrues interest at a rate per annum equal to LIBOR plus a margin ranging from 1.825% to 2.375%, depending upon our debt ratings (weighted-average effective interest rate of 2.73% at September 30, 2009). Based on our debt ratings at September 30, 2009, the margin on the term loan was 2.00%.

Our revolving line of credit facility and term loan contain certain financial restrictions and other customary requirements. Among other things, these covenants, using terms defined in the agreement, (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 65%, (iii) require a Fixed Charge Coverage ratio of 1.75 times, and (iv) require a formula-determined Minimum Consolidated Tangible Net Worth of $4.9 billion at September 30, 2009. At September 30, 2009, we were in compliance with each of these restrictions and requirements of our revolving line of credit facility and term loan.

Our revolving line of credit facility and term loan also contain cross-default provisions to other indebtedness of ours, including in some instances, certain mortgages on our properties. Certain mortgages contain default provisions relating to defaults under the leases or operating agreements on the applicable properties by our operators or tenants, including default provisions relating to the bankruptcy filings of such operator or tenant. Although we believe that we would be able to secure amendments under the applicable agreements if a default as described above occurs, such default may result in significantly less favorable borrowing terms than currently available, material delays in the availability of funding or other material adverse consequences.

On May 8, 2009, we repaid the remaining $320 million outstanding balance under our bridge loan credit facility with proceeds received from the issuance of shares of common stock.

Senior Unsecured Notes

At September 30, 2009, we had $3.5 billion in aggregate principal amount of senior unsecured notes outstanding. Interest rates on the notes ranged from 1.20% to 7.07% with a weighted average effective interest rate of 6.13% at September 30, 2009. Discounts and premiums are amortized to interest expense over the term of the related notes.

The senior unsecured notes contain certain covenants including limitations on debt, cross-acceleration provisions and other customary terms. At September 30, 2009, we were in compliance with these covenants.

Mortgage and Other Secured Debt

At September 30, 2009, we had $1.9 billion in mortgage debt secured by 168 healthcare facilities with a carrying value of $2.4 billion. Interest rates on the mortgage notes ranged from 0.33% to 8.63% with a weighted average effective interest rate of 5.10% at September 30, 2009.

On August 3, 2009, in connection with our purchase of a $720 million (face value) participation in first mortgage debt of HCR ManorCare, we incurred $425 million in secured debt financing. This debt matures in January 2013, subject to certain conditions, and is secured by the first mortgage debt participation. See Note 6 to the Condensed Consolidated Financial Statements for additional disclosures regarding this participating interest pledged as collateral for this debt.

On August 27, 2009, we repaid early $100 million of variable-rate mortgage debt. The mortgage debt, with an original maturity of January 2010, was repaid with proceeds from our August 2009 public equity offering and third quarter asset sales.

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

Other Debt

At September 30, 2009, we had $99 million of non-interest bearing life care bonds at two of our continuing care retirement communities and non-interest bearing occupancy fee deposits at another of our senior housing facilities, all of which were payable to certain residents of the facilities (collectively, “Life Care Bonds”). At September 30, 2009, $44 million of the Life Care Bonds were refundable to the residents upon the resident moving out or to their estate upon death, and $55 million of the Life Care Bonds were refundable after the unit is successfully remarketed to a new resident.

Debt Maturities

The following table summarizes our stated debt maturities and scheduled principal repayments, excluding debt premiums and discounts, at September 30, 2009 (in thousands):

Year	Amount
2009 (3 months)	$122,300
2010	321,467
2011	632,500
2012	313,776
2013	1,225,104
Thereafter(1)	3,080,114
$5,695,261

(1)   On October 15, 2009, we exercised our election to extend the maturity date of $86 million of mortgage debt from 2010 to 2015. The above table reflects the reclassification of the portion of the mortgage debt that was extended to September 1, 2015.

Derivative Instruments

On June 12, 2009, we executed an interest-rate swap contract (pay float and receive fixed), which is designated as hedging the changes in fair value of fixed-rate senior unsecured notes due to fluctuations in the underlying benchmark interest rate. The fair value hedge terminates in September 2011, has a notional amount of $250 million, and hedges approximately 86% of the $292 million of outstanding senior unsecured notes maturing in September 2011. The estimated fair value of the contract at September 30, 2009 was $2.5 million and is included in other assets, net.

On August 20, 2009, we executed two interest-rate swap contracts (pay float and receive fixed), which are designated as hedging fluctuations in interest receipts on a participation interest in a floating-rate secured mortgage note due to fluctuations in the underlying benchmark interest rate. These cash flow hedges terminate in February and August 2011 and have an aggregate notional amount of $500 million. The aggregate estimated fair value of the contracts at September 30, 2009 was $0.9 million and is included in other assets, net.

We also have four interest-rate swap contracts outstanding at September 30, 2009, which hedge fluctuations in interest payments on variable-rate secured debt. At September 30, 2009, these interest-rate swap contracts had an aggregate notional amount of $60 million and estimated fair value of $4 million included in accounts payable and accrued liabilities.

For a more detailed description of our derivative financial instruments, see Note 14 of the Condensed Consolidated Financial Statements and Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Equity

During the nine months ended September 30, 2009, we issued approximately 106,000 shares of our common stock under our Dividend Reinvestment and Stock Purchase Plan, at an average price per share of $22, for aggregate proceeds of $2.3 million. At September 30, 2009, equity totaled $6.0 billion and our equity securities had a market value of $8.9 billion.

On May 8, 2009, we completed a $440 million public offering of 20.7 million shares of our common stock at a price per share of $21.25. We received net proceeds of $422 million, which were used to repay all amounts of indebtedness outstanding under our bridge loan credit facility with the remainder used for general corporate purposes.

On August 10, 2009, we completed a $441 million public offering of 17.8 million shares of our common stock at a price of $24.75 per share. We received net proceeds of $423 million, which were used to repay the total outstanding indebtedness under our revolving line of credit facility, including borrowings for the additional investment in HCR ManorCare, with the remainder used for general corporate purposes.

At September 30, 2009, there were a total of 4.3 million DownREIT units outstanding in six limited liability companies in which we are the managing member: (i) HCPI/Tennessee, LLC; (ii) HCPI/Utah, LLC; (iii) HCPI/Utah II, LLC; (iv) HCP DR California, LLC; (v) HCP DR Alabama, LLC; and (vi) HCP DR MCD, LLC. The DownREIT units are exchangeable for an amount of cash approximating the then-current market value of shares of our common stock or, at our option, shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications). For the nine months ended September 30, 2009, we issued 525,000 shares of our common stock upon the conversion of 525,000 DownREIT units.

Shelf Registration

We have a prospectus on file with the SEC as part of a registration statement on Form S-3, using a shelf registration process which expires in September 2012. Under this “shelf” process, we may sell from time to time any combination of the securities in one or more offerings. The securities described in the prospectus include common stock, preferred stock and debt securities. Each time we sell securities under the shelf registration, we will provide a prospectus supplement that will contain specific information about the terms of the securities being offered and of the offering. We may offer and sell the securities pursuant to this prospectus from time to time in one or more of the following ways: through underwriters or dealers, through agents, directly to purchasers or through a combination of any of these methods of sales. Proceeds from the sale of these securities may be used for general corporate purposes, which may include repayment of indebtedness, working capital and potential acquisitions.

Off-Balance Sheet Arrangements

We own interests in certain unconsolidated joint ventures, including HCP Ventures II, HCP Ventures III, LLC and HCP Ventures IV LLC, as described under Note 7 to the Condensed Consolidated Financial Statements. Except in limited circumstances, our risk of loss is limited to our investment in the joint venture and any outstanding loans receivable. In addition, we have certain properties which serve as collateral for debt that is owed by a previous owner of certain of our facilities, as described under Note 11 to the Condensed Consolidated Financial Statements. Our risk of loss for these certain properties is limited to the outstanding debt balance plus penalties, if any. We have no other material off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources except those described below under Contractual Obligations.

Contractual Obligations

The following table summarizes our material contractual payment obligations and commitments at September 30, 2009 (in thousands):

	Total	Less than One Year	2010-2011	2012-2013	More than Five Years
Senior unsecured notes	$3,535,686	$—	$498,686	$800,000	$2,237,000
Mortgage and other secured debt(1)	1,860,088	22,813	255,281	738,880	843,114
Term loan	200,000	—	200,000	—	—
Other debt(2)	99,487	99,487	—	—	—
Ground and other operating leases	196,861	927	7,944	8,336	179,654
Development commitments(3)	10,776	5,578	5,198	—	—
Interest	1,648,305	77,245	578,404	478,996	513,660
Total	$7,551,203	$206,050	$1,545,513	$2,026,212	$3,773,428

(1)   On October 15, 2009, we exercised our election to extend the maturity date of $86 million of mortgage debt from 2010 to 2015. The above table reflects the reclassification of the portion of the mortgage debt that was extended to September 1, 2015.

(2)   Other debt represents non-interest bearing Life Care Bonds and occupancy fee deposits at three of our senior housing facilities, which are payable on-demand, under certain conditions.

(3)   Represents construction and other commitments for developments in progress.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.  At September 30, 2009, we were exposed to market risks related to fluctuations in interest rates on approximately $1.7 billion of variable-rate HCR ManorCare loan investments (see note 6) and $92 million of other investments where the payments fluctuate with changes in LIBOR. Our exposure to income fluctuations related to our variable-rate investments is partially offset by (i) $200 million of variable-rate term loan financing, (ii) $498 million of variable-rate mortgage notes and other secured debt payable, excluding $46 million of variable-rate mortgage notes which have been hedged through interest-rate swap contracts, (iii) $25 million of variable-rate senior unsecured notes, and (iv) $750 million of additional variable interest rate exposure achieved through interest-rate swap contracts (pay float and receive fixed).

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed-rate debt, loans receivable and debt securities unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable-rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a one percentage point increase in the interest rate related to our variable-rate asset exposure, and assuming no change in the outstanding balance as of September 30, 2009, net interest income would improve by approximately $3.2 million, or $0.01 per common share on a diluted basis. Assuming a 50 basis point decrease in interest rates under the above circumstances, taking into consideration that the index underlying many of our arrangements are currently below 50 basis points and is not expected to go below zero, net interest income would decline by $1.6 million.

We use derivative instruments during the normal course of business to manage or hedge interest rate risk. We do not use derivative financial instruments for speculative purposes. Derivatives are recorded on the balance sheet at their estimated fair value. See Note 14 to the Condensed Consolidated Financial Statements for further information.

To illustrate the effect of movements in the interest rate markets, we performed a market sensitivity analysis on the noted hedging instruments. We applied various basis point spreads, to the underlying interest rate curves of the derivative portfolio in order to determine the instruments’ change in estimated fair value. The following table summarizes the analysis performed (dollars in thousands):

		Effects of Change in Interest Rates
Date Entered	Maturity Date	+50 Basis Points	-50 Basis Points	+100 Basis Points	-100 Basis Points
July 2005	July 2020	$1,930	$(2,318)	$4,055	$(4,442)
June 2009	September 2011	(2,653)	1,820	(5,114)	4,732
June 2009	July 2013	254	(266)	513	(525)
August 2009	February 2011	(1,718)	1,719	(3,436)	3,437
August 2009	August 2011	(2,279)	2,393	(4,615)	4,729

Market Risk.  We are directly and indirectly affected by changes in the equity and bond markets. We have investments in marketable debt and equity securities classified as available-for-sale. Gains and losses on these securities are recognized in income when realized and losses are recognized when an other-than-temporary decline in value is identified. The initial indicator of an other-than-temporary decline in value for marketable equity securities is a sustained decline in market price below the carrying value for an extended period of time. We consider a variety of factors in evaluating an other-than-temporary decline in value, such as: the length of time and the extent to which the market value has been less than our cost; the issuer’s financial condition, capital strength and near-term prospects; any recent events specific to that issuer and economic conditions of its industry; and our investment horizon in relationship to an anticipated near-term recovery in the stock or bond price, if any. At September 30, 2009, the fair value and cost, or the adjusted cost basis for those securities where a recognized loss was recorded, of marketable equity securities was $3.9 million and $3.7 million, respectively, and the fair value and cost basis of marketable debt securities was $201.2 million and $195.8 million, respectively.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

On May 3, 2007, Ventas filed a complaint against the Company in the United States District Court for the Western District of Kentucky asserting claims of tortious interference with contract and tortious interference with prospective business advantage. The complaint alleged, among other things, that the Company interfered with Ventas’ purchase agreement with Sunrise REIT; that the Company interfered with Ventas’ prospective business advantage in connection with the Sunrise REIT transaction; and that the Company’s actions caused Ventas to suffer damages. As part of the same litigation, the Company filed counterclaims against Ventas as successor to Sunrise REIT. On March 25, 2009, the District Court issued an order dismissing the Company’s counterclaims. On April 8, 2009, the Company filed a motion for leave to file amended counterclaims. On May 26, 2009, the District Court denied the Company’s motion.

Ventas sought approximately $300 million in compensatory damages plus punitive damages. On July 16, 2009, the District Court dismissed Ventas’s claim that HCP interfered with Ventas’s purchase agreement with Sunrise REIT, dismissed claims for compensatory damages based on alleged financing and other costs, and allowed Ventas’s claim of interference with prospective advantage to proceed to trial. Ventas’s claim was tried before a jury between August 18, 2009 and September 4, 2009. During the trial, the District Court dismissed Ventas’s claim for punitive damages. On September 4, 2009, the jury returned a verdict in favor of Ventas in the amount of approximately $102 million in compensatory damages. The District Court entered a judgment against the Company in that amount on September 8, 2009, which the Company recorded as a litigation provision expense during the quarter ended September 30, 2009.

On September 22, 2009, the Company filed a motion for judgment as a matter of law or for a new trial. Also on September 22, 2009, Ventas filed a motion seeking approximately $20 million in prejudgment interest and approximately $4 million in additional damages to account for changes in currency exchange rates. The District Court has not yet ruled on those motions. The Company intends to continue to defend itself on appeal, including by appealing the adverse judgment.

On June 29, 2009, several of the Company’s subsidiaries, together with three of its tenants, filed complaints in the Delaware Court of Chancery against Sunrise Senior Living, Inc. and three of its subsidiaries. A complaint was also filed on behalf of several other Company subsidiaries and one tenant on July 24, 2009 in the United States District Court for the Eastern District of Virginia. The complaints are based on Sunrise’s defaults under management and related agreements governing Sunrise’s operation of 64 Company subsidiary-owned facilities, 62 of which are leased to the tenants and two of which are leased directly to Sunrise. The complaints generally allege that Sunrise systematically breached various contractual and fiduciary duties by, among other things, (i) failing to maintain licenses necessary to the facilities’ operation; (ii) demonstrating a conscious disregard for the facilities’ budgets and other controls over expenditures related to the facilities; (iii) failing to provide various marketing and financial reports necessary for the Company subsidiaries’ and the tenants’ monitoring of Sunrise’s performance; (iv) retaining funds for Sunrise’s own benefit, and/or the benefit of its affiliates, that were properly due to the tenants; (v) charging the facilities for inappropriate overhead and similar corporate-level pass-through expenses that should have been borne by Sunrise and/or its affiliates; and (vi) obstructing the Company subsidiaries’ and the tenants’ contractually-prescribed audits of Sunrise’s operation of the facilities. The Company subsidiaries also allege that Sunrise’s policies constitute a breach of fiduciary duties to the Company subsidiaries and the tenants. The Company subsidiaries and tenants are generally seeking judicial confirmation of Sunrise’s material defaults of the management agreements and the Company subsidiaries’ and tenants’ rights to terminate the agreements for the 64 communities, and associated injunctive relief requiring Sunrise to vacate the facilities after cooperating in the transition of the facilities to another operator. In addition, the Company subsidiaries and tenants are seeking monetary damages related to the defaults. With regard to two Company subsidiary-owned facilities in the State of New York, the relevant Company subsidiary and tenant also seek judicial confirmation of the impossibility of the parties’ performance under the applicable management agreements due to the passage and implementation of new state legislation and related regulations.

In response to each of the complaints, Sunrise has asserted counterclaims against the Company, the relevant Company subsidiaries and tenants alleging that (i) such Company subsidiaries and tenants have breached contractual duties and the implied covenant of good faith and fair dealing under the management and related agreements; (ii) the Company and the relevant Company subsidiaries have intentionally interfered with tenants’ performance of the management agreements; and (iii) the Company, the relevant Company subsidiaries and tenants have conspired to harm Sunrise’s business and reputation.  The Company, the relevant Company subsidiaries and tenants have collectively filed motions to dismiss the counterclaims in both jurisdictions.

A trial date has not been set by either court. The Company expects that enforcing its and the Companies subsidiaries’ rights, and potentially defending against Sunrise’s counterclaims, will require it to expend significant funds. There can be no assurance that the Company subsidiaries or its tenants will prevail in their claims against Sunrise or in defending against Sunrise’s counterclaims.

Item 1A.  Risk Factors

There are no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)

None.

(b)

None.

(c)

The table below sets forth information with respect to purchases of our common stock made by us or on our behalf or by any “affiliated purchaser,” as such term is defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, during the quarter ended September 30, 2009.

Period Covered	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number Of Shares (Or Units) Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number (Or Approximate Dollar Value) Of Shares (Or Units) That May Yet Be Purchased Under The Plans Or Programs
July 1-31, 2009	501	$21.74	—	—
August 1-31, 2009	1,810	26.23	—	—
September 1-30, 2009	322	28.49	—	—
Total	2,633	25.65	—	—

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

Item 5.  Other Information

On October 29, 2009, the Company’s Board of Directors amended the Fourth Amended and Restated Bylaws of the Company, effective immediately, to provide, as permitted by Section 3-702(b) of the Maryland General Corporation Law (the “MGCL”), that Title 3 of Subtitle 7 of the MGCL (the Maryland Control Share Acquisition Act) shall not apply to acquisition by any person of shares of the Company (Article II, Section 9).  The above description is qualified in its entirety by Exhibit 3.2.2 to this Quarterly Report on Form 10-Q, which exhibit is specifically incorporated herein by reference.

Item 6.  Exhibits

2.1

Share Purchase Agreement, dated as of June 3, 2007, by and between HCP and SEGRO plc (incorporated herein by reference to Exhibit 2.1 to HCP’s Current Report on Form 8-K (File No. 1-08895), filed June 6, 2007).

3.1	Articles of Restatement of HCP (incorporated by reference herein to Exhibit 3.1 to HCP’s Quarterly Report on Form 10-Q (File No. 1-08895), filed October 30, 2007).

3.2	Fourth Amended and Restated Bylaws of HCP (incorporated herein by reference to Exhibit 3.1 to HCP’s Current Report on Form 8-K (File No. 1-08895), filed September 25, 2006).

3.2.1	Amendment No. 1 to Fourth Amended and Restated Bylaws of HCP (incorporated by reference herein to Exhibit 3.2.1 to HCP’s Quarterly Report on Form 10-Q (File No. 1-08895), filed October 30, 2007).

3.2.2	Amendment No. 2 to Fourth Amended and Restated Bylaws of HCP, filed November 3, 2009.

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

4.16	Form of Fixed Rate Global Medium-Term Note (incorporated herein by reference to Exhibit 4.3 to HCP’s Current Report on Form 8-K (File No. 1-08895), filed November 20, 2003).

4.17	Form of Floating Rate Global Medium-Term Note (incorporated herein by reference to Exhibit 4.4 to HCP’s Current Report on Form 8-K (File No. 1-08895), filed November 20, 2003).

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

4.19

Officers’ Certificate pursuant to Section 301 of the Indenture, dated as of September 1, 1993, by and between HCP and The Bank of New York, as trustee, setting forth the terms of HCP’s Fixed Rate Medium-Term Notes and Floating Rate Medium-Term Notes (incorporated herein by reference to Exhibit 4.2 to HCP’s Current Report on Form 8-K (File No. 1-08895), filed February 17, 2006).

4.20	Form of Fixed Rate Global Medium-Term Note (incorporated herein by reference to Exhibit 4.3 to HCP’s Current Report on Form 8-K (File No. 1-08895), filed February 17, 2006).

4.21	Form of Floating Rate Global Medium-Term Note (incorporated herein by reference to Exhibit 4.4 to HCP’s Current Report on Form 8-K (File No. 1-08895), filed February 17, 2006).

4.22	Form of 5.95% Notes Due 2011 (incorporated herein by reference to Exhibit 4.2 to HCP’s Current Report on Form 8-K (File No. 1-08895), filed September 19, 2006).

4.23	Form of 6.30% Notes Due 2016 (incorporated herein by reference to Exhibit 4.3 to HCP’s Current Report on Form 8-K (File No. 1-08895), filed September 19, 2006).

4.24	Form of 5.65% Senior Notes Due 2013 (incorporated herein by reference to Exhibit 4.1 to HCP’s Current Report on Form 8-K (File No. 1-08895), filed December 4, 2006).

4.25	Form of 6.00% Senior Notes Due 2017 (incorporated herein by reference to Exhibit 4.1 to HCP’s Current Report on Form 8-K (File No. 1-08895), filed January 22, 2007).

4.26

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

4.27

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

10.1

Amended and Restated Dividend Reinvestment and Stock Purchase Plan, amended as of September 4, 2009 (incorporated by reference to HCP’s Registration Statement on Form S-3 (Registration No. 333-161721), dated September 4, 2009 and as supplemented on September 4, 2009).

10.2	Second Amended and Restated Director Deferred Compensation Plan.

31.1	Certification by James F. Flaherty III, HCP’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification by Thomas M. Herzog, HCP’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).

32.1	Certification by James F. Flaherty III, HCP’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	Certification by Thomas M. Herzog, HCP’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 3, 2009	HCP, Inc.

(Registrant)

/s/ JAMES F. FLAHERTY III
James F. Flaherty III
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ THOMAS M. HERZOG
Thomas M. Herzog
Executive Vice President-
Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ SCOTT A. ANDERSON
Scott A. Anderson
Senior Vice President-
Chief Accounting Officer
(Principal Accounting Officer)