Form 10-K
period 2009-12-31
HCP, INC.
filed 2010-02-12
CIK 765880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

          Indicate by check mark whether the registrant; (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.) Yes ☐ No ☒

          State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $5.8 billion.

          As of February 1, 2010 there were 293,844,057 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the definitive Proxy Statement for the registrant's 2010 Annual Meeting of Stockholders have been incorporated by reference into Part III of this Report.

PART I

        All references in this report to "HCP," the "Company," "we," "us" or "our" mean HCP, Inc. together with its consolidated subsidiaries. Unless the context suggests otherwise, references to "HCP, Inc." mean the parent company without its subsidiaries.

ITEM 1.    Business

Business Overview

        HCP, an S&P 500 company, invests primarily in real estate serving the healthcare industry in the United States. We are a self-administered, Maryland real estate investment trust ("REIT") organized in 1985. We are headquartered in Long Beach, California, with offices in Nashville, Tennessee and San Francisco, California. We acquire, develop, lease, manage and dispose of healthcare real estate, and provide financing to healthcare providers. Our portfolio is comprised of investments in the following five healthcare segments: (i) senior housing, (ii) life science, (iii) medical office, (iv) hospital and (v) skilled nursing. We make investments within our healthcare segments using the following five investment products: (i) properties under lease, (ii) debt investments, (iii) developments and redevelopments, (iv) investment management and (v) DownREITs.

        The delivery of healthcare services requires real estate and, as a result, tenants and operators depend on real estate, in part, to maintain and grow their businesses. We believe that the healthcare real estate market provides investment opportunities due to the following:

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

Healthcare Industry

        Healthcare is the single largest industry in the U.S. based on Gross Domestic Product ("GDP"). According to the National Health Expenditures report dated January 2010 by the Centers for Medicare and Medicaid Services ("CMS"): (i) national health expenditures are projected to grow 5.7% in 2009; (ii) the average compound annual growth rate for national health expenditures, over the projection period of 2009 through 2019, is anticipated to be 6.1%; and (iii) the healthcare industry is projected to represent 17.3% of U.S. GDP in 2010.

        Senior citizens are the largest consumers of healthcare services. According to CMS, on a per capita basis, the 75-year and older segment of the population spends 76% more on healthcare than the 65 to 74-year-old segment and over 200% more than the population average.

U.S. Population Over 65 Years Old

Source: U.S. Census Bureau, the Statistical Abstract of the United States.

Business Strategy

        Our primary goal is to increase shareholder value through profitable growth. Our investment strategy to achieve this goal is based on three principles: (i) opportunistic investing, (ii) portfolio diversification and (iii) conservative financing.

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

  Conservative Financing

        We believe a conservative balance sheet is important to our ability to execute our opportunistic investing approach. We strive to maintain a conservative balance sheet by actively managing our debt-to-equity levels and maintaining multiple sources of liquidity, such as our revolving line of credit facility, access to capital markets and secured debt lenders, relationships with current and prospective institutional joint venture partners, and our ability to divest of assets. Our debt is primarily fixed rate, which reduces the impact of rising interest rates on our operations.

        We may structure transactions as master leases, require operator or tenant insurance and indemnifications, obtain enhancements in the form of guarantees, letters of credit or security deposits, and take other measures to mitigate risk. We finance our investments based on our evaluation of available sources of funding. For short-term purposes, we may utilize our revolving line of credit facility or arrange for other short-term borrowings from banks or other sources. We arrange for longer-term financing through offerings of equity and debt securities, placement of mortgage debt and capital from other institutional lenders and equity investors.

        We specifically incorporate by reference into this section the information set forth in Item 7, "2009 Transaction Overview," included elsewhere in this report.

Competition

        Investing in real estate is highly competitive. We face competition from other REITs, investment companies, private equity and hedge fund investors, sovereign funds, healthcare operators, lenders, developers and other institutional investors, some of whom may have greater resources and lower costs of capital than us. Increased competition makes it more challenging for us to identify and successfully capitalize on opportunities that meet our objectives. Our ability to compete is also impacted by national and local economic trends, availability of investment alternatives, availability and cost of capital, construction and renovation costs, existing laws and regulations, new legislation and population trends.

        Rental and related income from our facilities is dependent on the ability of our operators and tenants to compete with other operators and tenants on a number of different levels, including: the quality of care provided, reputation, the physical appearance of a facility, price and range of services offered, alternatives for healthcare delivery, the supply of competing properties, physicians, staff, referral sources, location, the size and demographics of the population in the surrounding area, and the financial condition of our tenants and operators. Private, federal and state payment programs and the effect of laws and regulations may also have a significant influence on the profitability of our tenants and operators. For a discussion of the risks associated with competitive conditions affecting our business, see "Risk Factors" in Item 1A.

Healthcare Segments

        Senior housing.    At December 31, 2009, we had interests in 256 senior housing facilities, including 25 facilities owned by our Investment Management Platform(1). Senior housing facilities include independent living facilities ("ILFs"), assisted living facilities ("ALFs") and continuing care retirement communities ("CCRCs"), which cater to different segments of the elderly population based upon their needs. Services provided by our operators or tenants in these facilities are primarily paid for by the residents directly or through private insurance and are less reliant on government reimbursement programs such as Medicaid and Medicare. Our senior housing property types are further described below:

(1)
Investment Management Platform represents the following unconsolidated joint ventures: (i) HCP Ventures II, (ii) HCP Ventures III, LLC, (iii) HCP Ventures IV, LLC, and (iv) the HCP Life Science ventures. For a more detailed description of these unconsolidated joint ventures, see Note 8 of the Consolidated Financial Statements in this report.

•
Independent Living Facilities.  ILFs are designed to meet the needs of seniors who choose to live in an environment surrounded by their peers with services such as housekeeping, meals and activities. These residents generally do not need assistance with activities of daily living ("ADL"), such as bathing, eating and dressing. However, residents have the option to contract for these services. At December 31, 2009, we had interests in 49 ILFs.

  •
  Assisted Living Facilities.  ALFs are licensed care facilities that provide personal care services, support and housing for those who need help with ADL yet require limited medical care. The programs and services may include transportation, social activities, exercise and fitness programs, beauty or barber shop access, hobby and craft activities, community excursions, meals in a dining room setting and other activities sought by residents. These facilities are often in apartment-like buildings with private residences ranging from single rooms to large apartments. Certain ALFs may offer higher levels of personal assistance for residents with Alzheimer's disease or other forms of dementia. Levels of personal assistance are based in part on local regulations. At December 31, 2009, we had interests in 193 ALFs.

  •
  Continuing Care Retirement Communities.  CCRCs provide housing and health-related services under long-term contracts. This alternative is appealing to residents as it eliminates the need for relocating when health and medical needs change, thus allowing residents to "age in place." Some CCRCs require a substantial entry or buy-in fee and most also charge monthly maintenance fees in exchange for a living unit, meals and some health services. CCRCs typically require the individual to be in relatively good health and independent upon entry. At December 31, 2009, we had interests in 14 CCRCs.

        Our senior housing segment accounted for approximately 30%, 30% and 38% of total revenues for the years ended December 31, 2009, 2008 and 2007, respectively. The following table provides information about our senior housing operator concentration for the year ended December 31, 2009:

Operators	Percentage of Segment Revenues	Percentage of Total Revenues
Sunrise Senior Living, Inc. ("Sunrise")(1)(2)	35%	11%
Brookdale Senior Living Inc. ("Brookdale")	20%	6%

(1)
Certain of our properties are leased to tenants who have entered into management contracts with Sunrise to operate the respective property on their behalf. To determine our concentration of revenues generated from properties operated by Sunrise, we aggregate revenue from these tenants with revenue generated from the two properties that are leased directly to Sunrise.

(2)
On October 1, 2009, we completed the transition of management agreements on 15 communities operated by Sunrise that were previously terminated for Sunrise's failure to achieve certain performance thresholds. The percentage of segment revenues and total revenues for Sunrise excludes revenues from the transitioned properties.

        In addition to the operator concentration above, HCP Ventures II, a 35% owned joint venture interest, leases its 25 senior housing facilities to Horizon Bay Retirement Living. During the year ended December 31, 2009, HCP Ventures II's rental and related revenues were $83.5 million.

        Life science.    At December 31, 2009, we had interests in 98 life science properties, including four facilities owned by our Investment Management Platform. These properties contain laboratory and office space primarily for biotechnology and pharmaceutical companies, scientific research institutions, government agencies and other organizations involved in the life science industry. While these properties contain similar characteristics to commercial office buildings, they generally contain more advanced electrical, mechanical, and heating, ventilating, and air conditioning ("HVAC") systems. The facilities generally have equipment including emergency generators, fume hoods, lab bench tops and related amenities. In many instances, life science tenants make significant investments to improve their leased space, in addition to landlord improvements, to accommodate biology or chemistry research initiatives. Life science properties are primarily configured in business park or campus settings and include multiple facilities and buildings. The business park and campus settings allow us the opportunity to provide flexible, contiguous/adjacent expansion that accommodates the growth of existing tenants in place. Our properties are located in well established geographical markets known for scientific research, including San Francisco, San Diego and Salt Lake City.

        Our life science segment accounted for approximately 22%, 21% and 10% of total revenues for the years ended December 31, 2009, 2008 and 2007, respectively. The following table provides information about our life science tenant concentration for the year ended December 31, 2009:

Tenants	Percentage of Segment Revenues	Percentage of Total Revenues
Genentech, Inc. ("Genentech")	21%	5%
Amgen, Inc.	14%	3%

        Medical office.    At December 31, 2009, we had interests in 251 medical office buildings ("MOBs"), including 67 facilities owned by our Investment Management Platform. These facilities typically contain physicians' offices and examination rooms, and may also include pharmacies, hospital ancillary service space and outpatient services such as diagnostic centers, rehabilitation clinics and day-surgery operating rooms. While these facilities are similar to commercial office buildings, they require additional plumbing, electrical and mechanical systems to accommodate multiple exam rooms that may require sinks in every room, and special equipment such as x-ray machines. In addition, MOBs are often built to accommodate higher structural loads for certain equipment and may contain "vaults" or other specialized construction. Our MOBs are typically multi-tenant properties leased to healthcare providers (hospitals and physician practices) and are primarily located on hospital campuses. Approximately 83% of our MOBs, based on square feet, are located on hospital campuses.

        Our medical office segment accounted for approximately 27%, 27% and 34% of total revenues for the years ended December 31, 2009, 2008 and 2007, respectively. During the year ended December 31, 2009, HCA, Inc. ("HCA"), as our tenant, contributed 6% of our medical office segment revenues.

        Hospital.    At December 31, 2009, we had interests in 22 hospitals, including four facilities owned by our Investment Management Platform. Services provided by our operators and tenants in these facilities are paid for by private sources, third-party payors (e.g., insurance and Health Maintenance Organizations or "HMOs"), or through the Medicare and Medicaid programs. Our hospital property types include acute care, long-term acute care, specialty and rehabilitation hospitals. Our hospitals are all leased to single tenants or operators under triple-net lease structures.

        In addition to our interests in hospitals, our hospital segment also includes mezzanine and mortgage loan investments, which at December 31, 2009 aggregated to $286 million.

        Our hospital segment accounted for approximately 11% 11% and 13% of total revenues for the years ended December 31, 2009, 2008 and 2007, respectively. The following table provides information about our hospital operator/tenant concentration for the year ended December 31, 2009:

Operators/Tenants and Borrowers	Percentage of Segment Revenues	Percentage of Total Revenues
HCA.	37%	6%	(1)
Tenet Healthcare Corporation ("Tenet")	23%	2%

(1)
Percentage of total revenues from HCA includes revenues earned from both our medical office and hospital segments.

        Skilled nursing.    At December 31, 2009, we had interests in 48 skilled nursing facilities ("SNFs"). SNFs offer restorative, rehabilitative and custodial nursing care for people not requiring the more extensive and sophisticated treatment available at hospitals. Ancillary revenues and revenues from sub-acute care services are derived from providing services to residents beyond room and board and include occupational, physical, speech, respiratory and intravenous therapy, wound care, oncology treatment, brain injury care and orthopedic therapy as well as sales of pharmaceutical products and other services. Certain skilled nursing facilities provide some of the foregoing services on an out-patient basis. Skilled nursing services provided by our operators and tenants in these facilities are primarily paid for either by private sources or through the Medicare and Medicaid programs. All of our SNFs are leased to single tenants under triple-net lease structures.

        In addition to our interests in SNFs, our skilled nursing segment includes investments in mezzanine and mortgage loans to HCR ManorCare, with a face amount in the aggregate of $1.72 billion at December 31, 2009.

        On December 21, 2007, we purchased $1.0 billion of mezzanine loans of HCR ManorCare at a discount of $100 million, which resulted in an acquisition cost of $900 million, as part of the financing for The Carlyle Group's $6.3 billion purchase of Manor Care, Inc. These interest-only loans mature in January 2013 and bear interest on their face values at a floating rate of one-month London Interbank Offered Rate ("LIBOR") plus 4.0%. These loans are mandatorily pre-payable in January 2012 unless the borrower satisfies certain performance conditions. On August 3, 2009, we purchased a $720 million participation in the first mortgage debt of HCR ManorCare at a discount of $130 million, which resulted in an acquisition cost of $590 million. The $720 million participation bears interest at LIBOR plus 1.25% and represents 45% of the $1.6 billion most senior tranche of HCR ManorCare's mortgage debt incurred as part of the above mentioned financing for The Carlyle Group's acquisition of Manor Care, Inc. The mortgage debt matures in January 2013 if the borrower meets certain performance conditions and exercises a one-year extension option.

        Our skilled nursing segment accounted for approximately 10%, 11% and 5% of total revenues for the years ended December 31, 2009, 2008 and 2007, respectively. The following table provides information about our skilled nursing operator operator/tenant concentration for the year ended December 31, 2009:

Operators/Tenants and Borrowers	Percentage of Segment Revenues	Percentage of Total Revenues
HCR ManorCare	67%	7%
Covenant Care	8%	1%

Investment Products

        Properties under lease.    At December 31, 2009, our investment in properties leased to third parties aggregated approximately $10 billion representing 575 properties, including 30 properties accounted for as direct financing leases ("DFLs"). We primarily generate revenue by leasing properties under long-term leases. Most of our rents and other earned income from leases are received under triple-net leases or leases that provide for a substantial recovery of operating expenses. However, some of our MOBs and life science facility rents are structured under gross or modified gross leases. Accordingly, for such gross or modified gross leases, we incur certain property operating expenses, such as real estate taxes, repairs and maintenance, property management fees, utilities and insurance.

        Our ability to grow rental income from properties under lease depends, in part, on our ability to (i) increase rental income and other earned income from leases by increasing rental rates and occupancy levels, (ii) maximize tenant recoveries and (iii) control non-recoverable operating expenses. Most of our leases include annual base rent escalation clauses that are either predetermined fixed increases and/or are a function of an inflation index.

        Debt investments.    At December 31, 2009, our mezzanine and mortgage loan investments aggregated $1.8 billion. Our mezzanine loans are generally secured by a pledge of ownership interests of an entity or entities, which directly or indirectly own properties, and are subordinate to more senior debt, including mortgages and more senior mezzanine loans. Our mortgages are generally secured by healthcare real estate issued by healthcare providers.

        Developments and Redevelopments.    At December 31, 2009, our investment in properties under development, including redevelopment and land held for future development, aggregated $632 million. We generally commit to development projects that are at least 50% pre-leased or when we believe that market conditions will support speculative construction. We work closely with our local real estate service providers, including brokerage, property management, project management and construction management companies to assist us in evaluating development proposals and completing developments. Our development and redevelopment investments are primarily in our life science and medical office segments.

        Investment Management.    At December 31, 2009, our Investment Management Platform aggregated $2.0 billion in gross investments, representing 100 properties. We co-invest in real estate properties with institutional investors through joint ventures structured as partnerships or limited liability companies. We target institutional investors with long-term investment horizons who seek to benefit from our expertise in healthcare real estate. Predominantly, we retain noncontrolling interests in the joint ventures ranging from 20% to 35% and serve as the managing member. These ventures generally allow us to earn acquisition and asset management fees, and have the potential for promoted interests or incentive distributions based on performance of the joint venture.

        Non-managing member LLC ("DownREITs").    Our DownREIT structures enable us to acquire and hold real estate properties in operating DownREIT LLCs. In connection with the formation of certain DownREIT LLCs, many members contribute appreciated real estate to the DownREIT LLC in exchange for DownREIT units that can be exchanged at some future date for shares of our stock or, at our election, redeemed for cash. These contributions are generally tax-deferred, so that the pre-contribution gain related to the property is not taxed to the contributing member. However, if the contributed property is later sold by the DownREIT LLC, the unamortized pre-contribution gain that exists at the date of sale is specially allocated and taxed to the contributing members. In many of these DownREITs, we entered into indemnification agreements with our members, under which, if any of the appreciated real estate contributed by the members is sold by the DownREIT in a taxable transaction within a specified number of years after the property was contributed, we will reimburse the affected members for the income taxes associated with the pre-contribution gain that is specially allocated to the affected member. Since the formation of our first DownREIT LLC, we have acquired more than $1.0 billion of properties utilizing DownREIT structures.

Portfolio Summary

        At December 31, 2009, we managed $13.8 billion of investments in our Owned Portfolio and Investment Management Platform. At December 31, 2009, we also owned $632 million of assets under development, including redevelopment, or land held for future development.

Owned Portfolio

        As of December 31, 2009, our properties under lease and debt investments in our Owned Portfolio consisted of the following (square feet and dollars in thousands):

			Investments			Year Ended December 31, 2009
Segment	Number of Properties	Capacity(1)	Properties Under Lease(2)	Debt(3)	Total Investment	NOI(4)	Interest Income(5)
Senior housing	231	25,335 Units	$4,081,157	$7,013	$4,088,170	$338,373	$1,147
Life science	94	6,083 Sq. ft.	2,822,709	—	2,822,709	207,694	—
Medical office	184	12,812 Sq. ft.	2,137,140	—	2,137,140	176,663	—
Hospital	18	2,510 Beds	673,248	286,430	959,678	81,398	40,295
Skilled nursing	48	5,628 Beds	255,084	1,552,294	1,807,378	37,546	82,704

Total	575		$9,969,338	$1,845,737	$11,815,075	$841,674	$124,146

        See Note 14 to the Consolidated Financial Statements in this report for additional information on our business segments.

(1)
Senior housing facilities are measured in units (e.g., studio, one or two bedroom units). Life science facilities and medical office buildings are measured in square feet. Hospitals and skilled nursing facilities are measured in licensed bed count.

(2)
Investments in properties under lease represents (i) the carrying amount of real estate assets, including intangibles, after adding back accumulated depreciation and amortization, and assets under development and land held for future development, and (ii) the carrying amount of direct financing leases, excluding interest accretion.

(3)
Debt investment represents the carrying amount of mezzanine, mortgage and other secured loan investments.

(4)
Net Operating Income from Continuing Operations ("NOI") is a non-GAAP supplemental financial measure used to evaluate the operating performance of real estate properties. For the reconciliation of NOI to net income for 2009, refer to Note 14 in our Consolidated Financial Statements in this report.

(5)
Interest income represents interest earned from our debt investments.

Developments and Redevelopments

        At December 31, 2009, in addition to our investments in properties under lease and debt investments, we have an aggregate investment of $632 million in assets under development, including redevelopment, and land held for future development, primarily in our life science and medical office segments.

Investment Management Platform

        As of December 31, 2009, our Investment Management Platform consisted of the following properties under lease (square feet and dollars in thousands):

Segment	Number of Properties	Capacity(1)	HCP's Ownership Interest	Joint Venture Investment(2)	Total Revenues	Total Operating Expenses
Senior housing	25	5,616 Units	35%	$1,099,376	$83,510	$7
Medical office	67	3,372 Sq. ft.	20 - 30%	719,760	80,015	31,682
Life science	4	278 Sq. ft.	50 - 63%	81,057	8,524	1,527
Hospital	4	N/A(3)	20%	81,382	8,165	1,914

Total	100			$1,981,575	$180,214	$35,130

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

Employees of HCP

        At December 31, 2009, we had 142 full-time employees, none of whom are subject to a collective bargaining agreement.

Government Regulation, Licensing and Enforcement

  Overview

        Our tenants and operators are typically subject to extensive and complex federal, state and local healthcare laws and regulations relating to fraud and abuse practices, government reimbursement, licensure and certificate of need and similar laws governing the operation of healthcare facilities. These regulations are wide-ranging and can subject our tenants and operators to civil, criminal and administrative sanctions. Affected tenants and operators may find it increasingly difficult to comply with this complex and evolving regulatory environment because of a relative lack of guidance in many areas as certain of our healthcare properties are subject to oversight from several government agencies and the laws may vary from one jurisdiction to another. Changes in laws and regulations and reimbursement enforcement activity and regulatory non-compliance by our tenants and operators can all have a significant effect on their operations and financial condition, which in turn may adversely impact us, as detailed below and set forth under "Risk Factors" in Item 1A.

        We seek to mitigate the risk to us resulting from the significant healthcare regulatory risks faced by our tenants and operators by diversifying our portfolio among property types and geographical areas, diversifying our tenant and operator base to limit our exposure to any single entity, and seeking tenants and operators who are not primarily dependent on Medicare or Medicaid reimbursement for their revenues. As of December 31, 2009, our investments in our senior housing, life science, medical office, hospital and skilled nursing segments represented approximately 35%, 24%, 18%, 8% and 15% of our portfolio, respectively. For the year ended December 31, 2009, we estimate that approximately 14% and 7% of our tenants' and operators' revenues were derived from Medicare and Medicaid, respectively, based on information provided by our tenants and operators.

        The following is a discussion of certain laws and regulations generally applicable to our operators and in certain cases, to us.

  Fraud and Abuse Enforcement

        There are various extremely complex federal and state laws and regulations governing healthcare providers' relationships and arrangements and prohibiting fraudulent and abusive practices by such providers. These laws include (i) federal and state false claims acts, which, among other things, prohibit providers from filing false claims or making false statements to receive payment from Medicare, Medicaid or other federal or state healthcare programs, (ii) federal and state anti-kickback and fee-splitting statutes, including the Medicare and Medicaid anti-kickback statute, which prohibit the payment or receipt of remuneration to induce referrals or recommendations of healthcare items or services, (iii) federal and state physician self-referral laws (commonly referred to as the "Stark Law"), which generally prohibit referrals by physicians to entities with which the physician or an immediate family member has a financial relationship, (iv) the federal Civil Monetary Penalties Law, which prohibits, among other things, the knowing presentation of a false or fraudulent claim for certain healthcare services and (v) federal and state privacy laws, including the privacy and security rules contained in the Health Insurance Portability and Accountability Act of 1997, which provide for the privacy and security of personal health information. Violations of healthcare fraud and abuse laws carry civil, criminal and administrative sanctions, including punitive sanctions, monetary penalties, imprisonment, denial of Medicare and Medicaid reimbursement and potential exclusion from Medicare, Medicaid or other federal or state healthcare programs. These laws are enforced by a variety of federal, state and local agencies and can also be enforced by private litigants through, among other things, federal and state false claims acts, which allow private litigants to bring qui tam or "whistleblower" actions. Many of our operators and tenants are subject to these laws, and some of them may in the future become the subject of governmental enforcement actions if they fail to comply with applicable laws.

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

  Healthcare Licensure and Certificate of Need

        Certain healthcare facilities in our portfolio are subject to extensive federal, state and local licensure, certification and inspection laws and regulations. In addition, various licenses and permits are required to dispense narcotics, operate pharmacies, handle radioactive materials and operate equipment. Many states require certain healthcare providers to obtain a certificate of need, which requires prior approval for the construction, expansion and closure of certain healthcare facilities. The approval process related to state certificate of need laws may impact some of our tenants' and operators' abilities to expand or change their businesses.

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

ITEM 1A.    Risk Factors

        Before deciding whether to invest in us, you should carefully consider the risks described below as well as the risks described elsewhere in this report, which risks are incorporated by reference into this section. The risks and uncertainties described herein are not the only ones facing us and there may be additional risks that we do not presently know of or that we currently consider not likely to have a significant impact on us. All of these risks could adversely affect our business, results of operations and financial condition.

        As the owner of healthcare and other real estate facilities, we are subject to a number of risks and uncertainties. Certain of these risks and uncertainties are generally associated directly with the business of owning and leasing real estate, but others are associated with our specific business model or other attributes of ours. For example, as described elsewhere in this report, most of our properties are operated by and/or leased to third parties. Accordingly, adverse developments with respect to these third parties may materially adversely affect us. In addition, we operate in a manner intended to allow us to qualify as a REIT, which involves the application of highly technical and complex laws and regulations. We believe that the risks facing our company generally fall into the following four categories:

  •
  Risks related to HCP;

  •
  Risks related to our operators and tenants;

  •
  Risks related to tax matters including REIT-related risks; and

  •
  Risks related to our organizational structure.

Risks Related to HCP

The continuation of volatility in the financial markets may impair our ability to raise capital, obtain new financing or refinance existing obligations and fund real estate and development activities, all of which may negatively impact our operating results and financial condition.

        The global financial markets have undergone and may continue to experience pervasive and fundamental disruptions. The continuation of this volatility may adversely affect our financial condition and results of operations. Among other things, the capital markets have experienced and may continue to see extreme pricing volatility, dislocations and liquidity disruptions, all of which may contribute further to downward pressure on stock prices, widening credit spreads on prospective debt financing and declines in the market values of U.S. and foreign stock exchanges. While the capital markets have recently shown signs of improvement, the sustainability of an economic recovery is uncertain and additional levels of market disruption and volatility could impact our ability to obtain new financing or refinance our existing obligations as they mature.

        Market volatility could also lead to significant uncertainty in the valuation of our investments and those of our joint ventures, that may result in a substantial decrease in the value of our properties and those of our joint ventures. As a result, we may not be able to recover the carrying amount of such investments and the associated goodwill, if any, which may require us to recognize impairment charges in earnings.

We rely on external sources of capital to fund future capital needs and if our access to such capital is limited or on unfavorable terms, we may not be able to meet commitments as they become due or make future investments necessary to grow our business.

        In order to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the "Code") and to avoid the nondeductible excise tax, we are generally required, among other things, to distribute to our stockholders each year at least 90% of our "real estate investment trust taxable income" (computed without regard to the dividends paid deduction and net capital gains). Under recent Internal Revenue Service guidance, up to 90% of any taxable dividend with respect to calendar years 2008 through 2011, and in some cases dividends declared as late as December 31, 2012, could be payable in HCP, Inc. stock if certain conditions are satisfied. We may not be able to fund, from cash retained from operations, all future capital needs, including capital needs in connection with acquisitions and development activities. If we are unable to obtain needed capital at all or only on unfavorable terms from these sources, we might not be able to make the investments needed to grow our business and to meet our obligations and commitments as they mature. As a result, we rely on external sources of capital, including debt and equity financing, to fulfill our capital requirements. Our access to capital depends upon a number of factors, some of which we have little or no control over, including but not limited to:

  •
  general availability of credit and market conditions, including rising interest rates and increased borrowing cost;

  •
  the market price of the shares of our equity securities and the ratings of our debt and preferred securities;

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

  •
  the financial performance of our operators, tenants and borrowers; and

  •
  issues facing the healthcare industry, including healthcare reform and changes in government reimbursement policies.

        If our access to capital is limited by these or other factors, it could have an impact on our ability to refinance our debt obligations, fund dividend payments, acquire properties and fund operations and development activities.

There is no assurance that we will make distributions in the future.

        We intend to continue to pay quarterly distributions to our stockholders consistent with our historical practice. However, our ability to pay distributions may be adversely affected if any of the risks herein occur. All distributions are made at the discretion of the Board of Directors and our future distributions will depend upon a number of factors, including our earnings, our current and anticipated cash available for distribution, our financial condition, maintenance of our REIT tax status and such other factors as our Board of Directors may from time to time deem relevant. There can be no assurance of our ability to pay distributions in the future and any reduction in distributions to our stockholders may negatively impact our stock price.

Adverse changes in our credit ratings could impair our ability to obtain additional debt and preferred stock financing on favorable terms, if at all, and significantly reduce the market price of our securities, including our common stock.

        We currently have a credit rating of Baa3 (stable) from Moody's Investors Service ("Moody's"), BBB (stable) from Standard & Poor's Ratings Service ("S&P") and BBB (positive) from Fitch Ratings ("Fitch") on our senior unsecured debt securities, and Ba1 (stable) from Moody's, BB+ (stable) from S&P and BB+ (positive) from Fitch on our preferred equity securities. The credit ratings of our senior unsecured debt and preferred equity securities are based on our operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies in their rating analyses of us. Our credit ratings can affect the amount and type of capital we can access, as well as the terms of any financings we may obtain. There can be no assurance that we will be able to maintain our current credit ratings and in the event that our current credit ratings deteriorate, we would likely incur higher borrowing costs and it may be more difficult or expensive to obtain additional financing or refinance existing obligations and commitments. Also, a downgrade in our credit ratings would trigger additional costs or other potentially negative consequences under our current and future credit facilities and debt instruments.

Our level of indebtedness could materially adversely affect us in many ways, including reducing funds available for other business purposes and reducing our operational flexibility.

        Our indebtedness as of December 31, 2009 was approximately $5.7 billion. We may incur additional indebtedness in the future, including in connection with the development or acquisition of assets, which may be substantial. Any significant additional indebtedness could negatively affect the credit ratings of our debt and preferred equity securities and require a substantial portion of our cash flow to make interest and principal payments due on our indebtedness. Greater demands on our cash resources may reduce funds available to us to pay dividends, conduct development activities, make capital expenditures and acquisitions, or carry out other aspects of our business strategy. Increased indebtedness can also limit our ability to adjust rapidly to changing market conditions, make us more vulnerable to general adverse economic and industry conditions and create competitive disadvantages for us compared to other companies with relatively lower debt levels. Increased future debt service obligations may limit our operational flexibility, including our ability to finance or refinance our properties, contribute properties to joint ventures or sell properties as needed.

Covenants in our existing and future credit agreements and other debt instruments limit our operational flexibility, and a covenant breach or a default could materially adversely affect our business, results of operations and financial condition.

        The terms of our credit agreements and other indebtedness, including additional credit agreements or amendments we may enter into and other indebtedness we may incur in the future, require or will require us to comply with a number of customary financial and other covenants, such as maintaining certain levels of debt service coverage, leverage ratio and tangible net worth requirements. Our continued ability to incur indebtedness and operate in general is subject to compliance with these financial and other covenants, which limit our operational flexibility. For example, mortgages on our properties contain customary covenants such as those that limit or restrict our ability, without the consent of the lender, to further encumber or sell the applicable properties, or to replace the applicable tenant or operator. Breaches of certain covenants may result in defaults under the mortgages on our properties and cross-defaults under certain of our other indebtedness, even if we satisfy our payment obligations to the respective obligee. In addition, defaults under the leases or operating agreements related to mortgaged properties, including defaults associated with the bankruptcy of the applicable tenant or operator, may result in a default under the underlying mortgage and cross-defaults under certain of our other indebtedness. Covenants that limit our operational flexibility as well as defaults under our debt instruments could materially adversely affect our business, results of operations and financial condition.

An increase in interest rates would increase our interest costs on our existing variable rate debt and could increase interest cost on new debt, and could adversely impact our ability to refinance existing debt, sell assets and limit our acquisition and development activities.

        If interest rates increase, so could our interest costs for any new debt. This increased cost could make the financing of any acquisition and development activity more costly. We may incur more variable interest rate indebtedness in the future. Rising interest rates could limit our ability to refinance existing debt when it matures, or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. In addition, an increase in interest rates could decrease the amount third parties are willing to pay for our assets, thereby limiting our ability to reposition our portfolio promptly in response to changes in economic or other conditions.

Unfavorable resolution of pending and future litigation matters and disputes, could have a material adverse effect on our financial condition.

        From time to time, we may be directly involved in a number of legal proceedings, lawsuits and other claims. See "Legal Proceedings" in Part I, Item 3 in this report for a discussion of certain legal proceedings in which we are involved. We may also be named as defendants in lawsuits allegedly arising out of actions of our operators and tenants in which such operators and tenants have agreed to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their respective businesses. See "Risks Related to Our Operators and Tenants—Our operators and tenants are faced with litigation and may experience rising liability and insurance costs that may affect their ability to make their lease or mortgage payments." An unfavorable resolution of pending or future litigation may have a material adverse effect on our financial condition and operations. Regardless of its outcome, litigation may result in substantial costs and expenses and significantly divert the attention of management. There can be no assurance that we will be able to prevail in, or achieve a favorable settlement of, pending or future litigation. In addition, pending litigation or future litigation, government proceedings or environmental matters could lead to increased costs or interruption of our normal business operations.

A small number of operators and tenants, some of whom are experiencing significant legal, financial and regulatory difficulties, account for a large percentage of our revenues.

        During the year ended December 31, 2009, approximately 30% of our total revenues are generated by our leasing or financial arrangements with the following four companies: Sunrise 11%; HCR ManorCare 7%; Brookdale 6%; and HCA 6%. Certain of these companies are experiencing significant legal, financial and regulatory difficulties. Among other things, Sunrise has disclosed that as of September 30, 2009, it has no borrowing availability under its bank credit facility, has significant scheduled debt maturities in 2009 and 2010 and significant long-term debt that is in default. While we periodically evaluate the creditworthiness of our operators, tenants and borrowers, there can be no assurance that our operators, tenants or borrowers will be able to meet their obligations to us. The failure or inability of these operators, tenants or borrowers to meet their obligations to us could materially reduce our cash flow as well as our results of operations, which could in turn reduce the amount of dividends we pay, cause our stock price to decline and have other material adverse effects. See "Risks Related to Our Operators and Tenants—The bankruptcy, insolvency or financial deterioration of one or more of our major operators or tenants may materially adversely affect our business, results of operations and financial condition" for additional information on the risks we face from a failure of one or more of our operators or tenants.

We have investments in mezzanine loans, which are subject to a greater risk of loss than loans secured by the underlying real estate.

        At December 31, 2009, we had mezzanine loan investments with a carrying value of $934 million. Our mezzanine loans generally take the form of subordinated loans secured by a pledge of ownership interests in either the entity owning the property or a pledge of the ownership interests in the entity that owns, directly or through other entities, the interest in the entities owning the properties. These types of investments involve a higher degree of risk than long-term senior mortgage loans secured by income producing real property because the investment may have a lesser likelihood of being repaid in full as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to fully repay our mezzanine loans. If a borrower defaults on our mezzanine loans or debt senior to our loans, or in the event of a borrower bankruptcy, our mezzanine loans will be satisfied only after the senior debt is paid and consistent with bankruptcy rules. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. If our mezzanine loans are not repaid, or are only partially repaid, our business, results of operations and financial condition may be materially adversely affected.

We may be unable to successfully foreclose on the collateral securing our real estate-related loans, and even if we are successful in our foreclosure efforts, we may be unable to successfully operate or occupy the underlying real estate, which may adversely affect our ability to recover our investments.

        If an operator or tenant defaults under one of our mortgages or mezzanine loans, we may have to foreclose on the loan or protect our interest by acquiring title to the collateral. In some cases, as noted above, the collateral consists of the equity interests in an entity that directly or indirectly owns the applicable real property and, accordingly, we may not have full recourse to assets of that entity. Operators, tenants or borrowers may contest enforcement of foreclosure or other remedies, seek bankruptcy protection against our exercise of enforcement or other remedies and/or bring claims for lender liability in response to actions to enforce mortgage obligations. Foreclosure-related costs, high loan-to-value ratios or declines in the value of the facility may prevent us from realizing an amount equal to our mortgage or mezzanine loan upon foreclosure. Even if we are able to successfully foreclose on the collateral securing our real estate-related loans, we may inherit properties for which we may be unable to expeditiously seek tenants or operators, if at all, which would adversely affect our ability to fully recover our investment.

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

        Real estate investments generally cannot be sold quickly. In addition, some of our properties serve as collateral for our secured debt obligations and cannot be readily sold. We may not be able to vary our portfolio promptly in response to changes in the real estate market. A downturn in the real estate market could adversely affect the value of our properties and our ability to sell such properties for a price or on terms acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property or portfolio of properties. In addition, there are provisions under the federal income tax laws applicable to REITs that may limit our ability to recognize the full economic benefit from a sale of our assets. These factors and any others that would impede our ability to respond to adverse changes in the performance of our properties could have a material adverse effect on our business, results of operations and financial condition.

Real estate is a competitive business and this competition may make it difficult to identify and purchase, or develop, suitable healthcare and other facilities, to grow our operations through these activities or to successfully reinvest proceeds.

        We operate in a highly competitive industry. We face competition from other REITs, investment companies, private equity and hedge fund investors, sovereign funds, healthcare operators, lenders, developers and other institutional investors, some of whom may have greater resources and lower costs of capital than us. Increased competition makes it more challenging for us to identify and successfully capitalize on opportunities that meet our business goals. If we cannot capitalize on our development pipeline, identify and purchase a sufficient quantity of healthcare facilities at favorable prices, or reinvest proceeds on a timely basis, or if we are unable to finance acquisitions on commercially favorable terms, our business, results of operations and financial condition may be materially adversely affected.

Because of the unique and specific improvements required for healthcare facilities, we may be required to incur substantial development and renovation costs to make certain of our properties suitable for other operators and tenants, which could materially adversely affect our business, results of operations and financial condition.

        Healthcare facilities are typically highly customized and may not be easily adapted to non-healthcare-related uses. The improvements generally required to conform a property to healthcare use, such as upgrading electrical, gas and plumbing infrastructure, are costly and at times tenant-specific. A new or replacement operator or tenant may require different features in a property, depending on that operator's or tenant's particular operations. If a current operator or tenant is unable to pay rent and vacates a property, we may incur substantial expenditures to modify a property before we are able to secure another operator or tenant. Also, if the property needs to be renovated to accommodate multiple operators or tenants, we may incur substantial expenditures before we are able to re-lease the space. These expenditures or renovations may materially adversely affect our business, results of operations and financial condition.

We face additional risks associated with property development that can render a project less profitable or not profitable at all and, under certain circumstances, prevent completion of development activities once undertaken, all of which could have a material adverse effect on our business, results of operations and financial condition.

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

        Acquisitions require the integration of companies that have previously operated independently. Successful integration of the operations of these companies depends primarily on our ability to consolidate operations, systems, procedures, properties and personnel and to eliminate redundancies and costs. We cannot provide assurance that we will be able to integrate the operations of the companies that we have acquired, or may acquire in the future, without encountering difficulties. Potential difficulties associated with acquisitions include the loss of key employees, the disruption of our ongoing business or that of the acquired entity, possible inconsistencies in standards, controls, procedures and policies and the assumption of unexpected liabilities. Estimated cost savings in connection with acquisitions are typically projected to come from various areas that our management identifies through the due diligence and integration planning process; yet, our target companies and their properties may fail to perform as expected. Inaccurate assumptions regarding future rental or occupancy rates could result in overly optimistic estimates of future revenues. Similarly, we may underestimate future operating expenses or the costs necessary to bring properties up to standards established for their intended use. If we have difficulties with any of these areas, or if we later discover additional liabilities or experience unforeseen costs relating to our acquired companies, we might not achieve the economic benefits we expect from our acquisitions, and this may materially adversely affect our business, results of operations and financial condition.

We are subject to significant corporate regulation as a public company and failure to comply with all applicable regulations could subject us to liability and negatively impact our stock price.

        We are subject to significant regulation, including the Sarbanes-Oxley Act of 2002. While we have developed corporate governance and compliance initiatives based on what we believe are the current best practices and periodically evaluate such initiatives in response to newly implemented or changing regulatory requirements, we cannot provide assurance that we are or will be in compliance with all potentially applicable corporate regulations. For example, we are required to provide a report by management on internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002, including management's assessment of the effectiveness of such control. Changes to our business will necessitate ongoing changes to our internal control systems and processes. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business, results of operations and financial condition could be materially adversely harmed, we could fail to meet our reporting obligations and there could be a material adverse effect on our stock price.

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

We may experience uninsured or underinsured losses, which could result in a significant loss of the capital we have invested in a property, decrease anticipated future revenues or cause us to incur unanticipated expense.

        We maintain comprehensive insurance coverage on our properties with terms, conditions, limits and deductibles that we believe are adequate and appropriate given the relative risk and costs of such coverage. However, a large number of our properties are located in areas exposed to earthquake, windstorm and flood and may be subject to other losses. In particular, our life science portfolio is concentrated in areas known to be subject to earthquake activity. While we purchase insurance for earthquake, windstorm and flood that we believe is adequate in light of current industry practice and analysis prepared by outside consultants, there is no assurance that such insurance will fully cover such losses. These losses can decrease our anticipated revenues from a property and result in the loss of all or a portion of the capital we have invested in a property. The insurance market for such exposures can be very volatile and we may be unable to purchase the limits and terms we desire on a commercially reasonable basis in the future. In addition, there are certain exposures where insurance is not purchased as we do not believe it is economically feasible to do so or where there is no viable insurance market.

Environmental compliance costs and liabilities associated with our real estate related investments may materially impair the value of those investments.

        Under various federal, state and local laws, ordinances and regulations, as a current or previous owner of real estate, we may be required to investigate and clean up certain hazardous substances released at a property, and may be held liable to a governmental entity or to third parties for property damage and for investigation and cleanup costs incurred by the third parties in connection with the contamination. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and the costs it incurs in connection with the contamination. Although we (i) currently carry environmental insurance on our properties in an amount and subject to deductibles that we believe are commercially reasonable, and (ii) generally require our operators and tenants to undertake to indemnify us for environmental liabilities they cause, such liabilities could exceed the amount of our insurance, the financial ability of the tenant or operator to indemnify us or the value of the contaminated property. The presence of contamination or the failure to remediate contamination may adversely affect our ability to sell or lease the real estate or to borrow using the real estate as collateral. As the owner of a site, we may also be held liable under common law to third parties for damages and injuries resulting from environmental contamination emanating from the site. We may also experience environmental liabilities arising from conditions not known to us.

Risks Related to Our Operators and Tenants

The bankruptcy, insolvency or financial deterioration of one or more of our major operators or tenants may materially adversely affect our business, results of operations and financial condition.

        We lease our properties directly to operators in most cases, and in certain other cases, we lease to third-party tenants who enter into long-term management agreements with operators to manage the properties. Although our leases, financing arrangements and other agreements with our tenants and operators generally provide us the right under specified circumstances to terminate a lease, evict an operator or tenant, or demand immediate repayment of certain obligations to us, the bankruptcy laws afford certain rights to a party that has filed for bankruptcy or reorganization that may render certain of these remedies unenforceable, or at the least, delay our ability to pursue such remedies. For example, we cannot evict a tenant or operator solely because of its bankruptcy filing. A debtor has the right to assume, or to assume and assign to a third party, or reject its unexpired contracts in a bankruptcy proceeding. If a debtor were to reject its leases with us, our claim against the debtor for unpaid and future rents would be limited by the statutory cap set forth in the U.S. Bankruptcy Code, which may be substantially less than the remaining rent actually owed under the lease. In addition, the inability of our tenants or operators to make payments or comply with certain other lease obligations may affect our compliance with certain covenants contained in the mortgages on the properties leased or managed by such tenants and operators. Moreover, if certain tenants or operators who lease or manage our mortgaged properties were to file for bankruptcy protection, such action may result in a default under the underlying mortgage and cross-defaults under our other indebtedness. Although we believe that we would be able to secure amendments under the applicable agreements in those circumstances, the bankruptcy of an applicable operator or tenant may potentially result in less favorable borrowing terms than currently available, delays in the availability of funding or other material adverse consequences.

        Many of our operating leases also contain non-contingent rent escalators for which we recognize income on a straight-line basis over the lease term. This method results in rental income in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset included in the caption "Other assets, net" on our consolidated balance sheets. At some point during the lease, depending on its terms, the cash rent payments eventually exceed the straight-line rent which results in the straight-line rent receivable asset decreasing to zero over the remainder of the lease term. We assess the collectibility of the straight-line rent that is expected to be collected in a future period, and, depending on circumstances, we may provide a reserve against the previously recognized straight-line rent receivable asset for a portion, up to its full value, that we estimate may not be recoverable. In addition, upon acquisition of a leased property that we account for as an operating lease, we may record lease-related intangible assets. The balance of straight-line rent receivable at December 31, 2009, net of allowances was $159 million. We had approximately $390 million of lease-related intangible assets, net of amortization, and $200 million of lease-related intangible liabilities, net of amortization, associated with our operating leases at December 31, 2009. To the extent any of the operators or tenants for our properties, for the reasons discussed above, become unable to pay amounts due, we may be required to impair the carrying values of the straight-line rents receivable or lease intangibles or may impair the related carrying value of leased properties.

The current U.S. housing market may adversely affect our operators' and tenants' ability to increase or maintain occupancy levels at, and rental income from, our senior housing facilities.

        Our tenants and operators may have relatively flat or declining occupancy levels in the near-term due to falling home prices, declining incomes, stagnant home sales and other economic factors. Seniors may choose to postpone their plans to move into senior housing facilities rather than sell their homes at a loss, or for a profit below their expectations. Moreover, tightening lending standards have made it more difficult for potential buyers to obtain mortgage financing, all of which have contributed to the declining home sales. In addition, the senior housing segment may continue to experience a decline in occupancy associated with private pay residents choosing to move out of the facilities to be cared for at home by relatives due to the weak economy. A material decline in our tenants' and operators' occupancy levels and revenues may make it more difficult for them to meet their financial obligations to us, which could materially adversely affect our business, results of operations and financial condition.

Operators and tenants that fail to comply with the requirements of governmental reimbursement programs such as Medicare or Medicaid, licensing and certification requirements, fraud and abuse regulations or new legislative developments may cease to operate or be unable to meet their financial and contractual obligations to us.

        Certain of our operators and tenants are affected by an extremely complex set of federal, state and local laws and regulations that are subject to frequent and substantial changes (sometimes applied retroactively) resulting from legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing law. See "Item 1—Business—Government Regulation, Licensing and Enforcement" above. For example, to the extent that any of our operators or tenants receive a significant portion of their revenues from governmental payors, primarily Medicare and Medicaid, such revenues may be subject to statutory and regulatory changes, retroactive rate adjustments, recovery of program overpayments or set-offs, administrative rulings, policy interpretations, payment or other delays by fiscal intermediaries or carriers, government funding restrictions (at a program level or with respect to specific facilities) and interruption or delays in payments due to any ongoing governmental investigations and audits at such property. In recent years, governmental payors have frozen or reduced payments to healthcare providers due to budgetary pressures. Healthcare reimbursement will likely continue to be of significant importance to federal and state authorities. We cannot make any assessment as to the ultimate timing or the effect that any future legislative reforms may have on our operators' and tenants' costs of doing business and on the amount of reimbursement by government and other third-party payors. The failure of any of our operators or tenants to comply with these laws, requirements and regulations could adversely affect their ability to meet their financial and contractual obligations to us.

        Certain of our operators and tenants are also generally subject to extensive federal, state and local licensure, certification and inspection laws and regulations. Our operators' or tenants' failure to comply with any of these laws could result in loss of accreditation, denial of reimbursement, imposition of fines, suspension or decertification from federal and state healthcare programs, loss of license or closure of the facility. For example, certain of our properties may require a license and/or certificate of need to operate. Failure of any operator or tenant to obtain a license or certificate of need, or loss of a required license or certificate of need, would prevent a facility from operating in the manner intended by such operator or tenant. Additionally, failure of our operators and tenants to generally comply with applicable laws and regulations may have an adverse effect on facilities owned by or mortgaged to us, and therefore may adversely impact us. See "Item 1—Business—Government Regulation, Licensing and Enforcement—Healthcare Licensure and Certificate of Need" above.

        Legislative proposals are introduced or proposed in Congress and in some state legislatures each year that would affect major changes in the healthcare system, either nationally or at the state level. For example, Congress is currently considering comprehensive legislation that could make significant changes to the U.S. healthcare system. We cannot accurately predict whether any proposals will be adopted or, if adopted, what effect, if any, these proposals would have on our operators and tenants and, thus, our business.

Increased competition as well as increased operating costs have resulted in lower net revenues for some of our operators and tenants and may affect their ability to meet their financial and other contractual obligations to us.

        The healthcare industry is highly competitive and can become more competitive in the future. The occupancy levels at, and rental income from, our facilities is dependent on the ability of our operators and tenants to compete with entities that have substantial capital resources. These entities compete with other operators and tenants on a number of different levels, including: the quality of care provided, reputation, the physical appearance of a facility, price, the range of services offered, family preference, alternatives for healthcare delivery, the supply of competing properties, physicians, staff, referral sources, location, and the size and demographics of the population in the surrounding area. Private, federal and state payment programs and the effect of laws and regulations may also have a significant influence on the profitability of the properties and their tenants. Our operators and tenants also compete with numerous other companies providing similar healthcare services or alternatives such as home health agencies, life care at home, community-based service programs, retirement communities and convalescent centers. Such competition, which has intensified due to overbuilding in some segments in which we invest, has caused the fill-up rate of newly constructed buildings to slow and the monthly rate that many newly built and previously existing facilities were able to obtain for their services to decrease. We cannot be certain that the operators and tenants of all of our facilities will be able to achieve occupancy and rate levels that will enable them to meet all of their obligations to us. Further, many competing companies may have resources and attributes that are superior to those of our operators and tenants. Thus, our operators and tenants may encounter increased competition in the future that could limit their ability to attract residents or expand their businesses which could materially adversely affect their ability to meet their financial and other contractual obligation to us, potentially decreasing our revenues and increasing our collection and dispute costs.

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

Our operators and tenants are faced with litigation and may experience rising liability and insurance costs that may affect their ability to make their lease or mortgage payments.

        In some states, advocacy groups have been created to monitor the quality of care at healthcare facilities and these groups have brought litigation against the operators and tenants of such facilities. Also, in several instances, private litigation by patients has succeeded in winning large damage awards for alleged abuses. The effect of this litigation and other potential litigation may materially increase the costs incurred by our operators and tenants for monitoring and reporting quality of care compliance. In addition, their cost of liability and medical malpractice insurance can be significant and may increase so long as the present healthcare litigation environment continues. Cost increases could cause our operators to be unable to make their lease or mortgage payments or fail to purchase the appropriate liability and malpractice insurance, potentially decreasing our revenues and increasing our collection and litigation costs. Moreover, to the extent we are required to take back the affected facilities from our operators and tenants, our revenues from those facilities could be reduced or eliminated for an extended period of time. In addition, as a result of our ownership of healthcare facilities, we may be named as a defendant in lawsuits allegedly arising from the actions of our operators or tenants, which may require unanticipated expenditures on our part.

Our tenants in the life science industry face high levels of regulation, expense and uncertainty that may adversely affect their ability to make payments to us and, consequently, may materially adversely affect our business, results of operations and financial condition.

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

  •
  even after a life science tenant gains regulatory approval and market acceptance, the product may still present significant regulatory and liability risks. Such risks may include, among others, the possible later discovery of safety concerns, competition from new products, and ultimately the expiration of patent protection for the product. These factors may have an adverse effect on the operations and financial condition of our life science tenants and therefore may adversely impact us.

  •
  our tenants with marketable products may be adversely affected by healthcare reform and the reimbursement policies of government or private healthcare payors.

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

        Commencing with its taxable year ended December 31, 1985, HCP, Inc. has operated in a manner that is intended to allow it to qualify as a REIT for federal income tax purposes under the Code. In addition, as described below, we own the stock of HCP Life Science REIT, Inc. ("HCP Life Science

REIT") which elected to be treated as a REIT commencing with its initial taxable year ended December 31, 2007.

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

We may in the future choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive.

        We may distribute taxable dividends that are partially payable in cash and partially payable in HCP, Inc. stock. Under recent Internal Revenue Service guidance, up to 90% of any such taxable dividend with respect to calendar years 2008 through 2011, including in some cases dividends declared as late as December 31, 2012, could be payable in HCP, Inc. stock if certain conditions are satisfied. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as income to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of the cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of HCP, Inc. stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders sell shares of stock in order to pay taxes owed on dividends, such sales may put downward pressure on the trading price of our stock.

As a result of the acquisition of Slough Estates USA, Inc. ("SEUSA"), HCP Life Science REIT may have inherited tax liabilities and attributes from SEUSA.

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

As a result of the CNL Retirement Properties, Inc. ("CRP") merger and the CNL Retirement Corp. ("CRC") merger, we may have inherited tax liabilities and attributes from CRP and CRC.

        In connection with the CRP merger, CRP's REIT counsel rendered an opinion to us, dated as of the closing date of the merger, substantially to the effect that on the basis of the facts, representations and assumptions set forth or referred to in such opinion, CRP qualified as a REIT under the Code for the taxable years ending December 31, 1999 through the closing date of the merger. If, however, contrary to the opinion of CRP's REIT counsel, CRP failed to qualify as a REIT for any of its taxable years, it would be required to pay federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Because the CRP merger was treated for income tax purposes as if CRP sold all of its assets in a taxable transaction to HCP, Inc., if CRP did not qualify as a REIT for the taxable year of the merger, it would be subject to tax on the excess of the fair market value of its assets over their adjusted tax basis. As a successor in interest to CRP, HCP, Inc. would be required to pay this tax.

        As a result of the CRC merger, HCP, Inc. succeeded to the assets and the liabilities of CRC, including any liabilities for unpaid taxes and any tax liabilities created in connection with the CRC merger. At the closing of the CRC merger, we received an opinion of our counsel substantially to the effect that on the basis of the facts, representations and assumptions set forth or referred to in such opinion, for federal income tax purposes the CRC merger qualified as a reorganization within the meaning of Section 368(a) of the Code. If, however, contrary to the opinion of our counsel, the CRC merger did not qualify as a reorganization within the meaning of Section 368(a) of the Code, the CRC merger would have been treated as a sale of CRC's assets to HCP, Inc. in a taxable transaction, and CRC would have recognized taxable gain. In such a case, as CRC's successor-in-interest, HCP, Inc. would be required to pay the tax on any such gain.

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

    If voting rights or control shares acquired in a control share acquisition are not approved at a stockholder's meeting, or if the acquiring person does not deliver an acquiring person statement as required by the Maryland Control Share Acquisition Act, then subject to certain conditions and limitations, the issuer may redeem any or all of the control shares for fair value. If voting rights of such control shares are approved at a stockholder's meeting and the acquiror becomes entitled to vote a majority of the shares of stock entitled to vote, all other stockholders may exercise appraisal rights. Our bylaws contain a provision exempting acquisitions of our shares from the Maryland Control Share Acquisition Act. However, our Board of Directors may amend our bylaws in the future to repeal or modify this exemption, in which case any control shares of our company acquired in a control share acquisition will be subject to the Maryland Control Acquisition Act.

Our issuance of additional shares of common or preferred stock, warrants or debt securities may dilute the ownership interests of existing stockholders and reduce the market price for our shares.

        As of December 31, 2009, we had 293.5 million shares of common stock issued and outstanding. We cannot predict the effect, if any, that potential future sales of our common or preferred stock, warrants or debt securities, or the availability of our securities for future sale, will have on the market price of our outstanding securities, including our common stock. Sales of substantial amounts of our common or preferred stock, warrants or debt securities convertible into, or exercisable or exchangeable for, common stock in the public market or the perception that such sales might occur could reduce the market price of our common stock. The sales of any such securities could also dilute the interests of existing common stockholders and may cause a decrease in the market price of our common stock. Additionally, we maintain equity incentive plans for our employees. We have historically made grants of stock options, restricted stock and restricted stock units to our employees under such plans, and we expect to continue to do so. As of December 31, 2009, there were options to purchase approximately 6.7 million shares of our common stock outstanding of which 2.5 million shares are exercisable, approximately 509,000 unvested shares of restricted stock issued and outstanding and approximately 980,000 unvested restricted stock units issued and outstanding under our equity incentive plans.

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

  •
  Duration, rental rates, operator and tenant quality and other attributes of in-place leases, including master lease structures;

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

  •
  Prospects for liquidity through financing or refinancing; and

  •
  Our access to and cost of capital.

        The following summarizes our property investments as of and for the year ended December 31, 2009 (square feet and dollars in thousands).

					2009
Facility Location	Number of Facilities	Capacity(1)		Gross Real Estate(2)	Rental Revenues(3)	Operating Expenses
Senior housing:		(Units	)
California	27	3,131		$574,504	$47,531	$541
Texas	29	3,256		344,937	34,526	—
Florida	27	3,385		441,460	40,369	619
Colorado	5	892		175,060	12,058	—
Virginia	10	1,333		271,480	20,815	47
Washington	8	573		127,663	7,839	1
New Jersey	9	771		171,621	14,975	33
Utah	1	158		24,693	1,606	—
Maryland	4	317		46,629	4,438	3
Illinois	9	687		137,344	10,628	—
Other (24 States)	72	7,691		1,138,936	96,031	2,694

Total senior housing	201	22,194		$3,454,327	$290,816	$3,938

Life science:		(Sq. Ft.	)
California	85	5,499		$2,521,040	$243,727	$45,996
Utah	9	584		90,139	11,252	1,289

Total life science	94	6,083		2,611,179	254,979	47,285

					2009
Facility Location	Number of Facilities	Capacity(1)		Gross Real Estate(2)	Rental Revenues(3)	Operating Expenses
Medical office:		(Sq. Ft.	)
California	14	780		$190,290	$27,220	$16,128
Texas	45	4,080		599,341	91,610	44,075
Florida	19	1,025		131,398	23,689	10,963
Colorado	16	1,031		174,232	29,324	11,170
Virginia	2	154		37,241	8,213	1,632
Washington	6	651		153,711	27,161	9,824
Utah	22	933		131,437	17,446	4,423
Maryland	3	166		28,493	5,448	1,489
Illinois	1	72		11,644	3,203	613
Other (17 States and Mexico)	56	3,920		556,626	73,950	30,284

Total medical office	184	12,812		2,014,413	307,264	130,601

Hospital:		(Beds	)
California	2	176		$123,520	$15,871	$3
Texas	4	291		210,009	26,183	3,629
Florida	1	199		62,450	7,634	—
Colorado	1	64		9,029	1,347	—
Other (2 States)	10	1,780		254,105	34,236	241

Total hospital	18	2,510		$659,113	$85,271	$3,873

Skilled nursing:		(Beds	)
California	3	379		$13,557	$2,172	$11
Texas	1	120		2,548	409	—
Colorado	2	229		14,780	1,566	—
Virginia	9	934		59,641	6,855	—
Utah	1	120		4,935	690	—
Other (6 States)	32	3,846		150,439	26,055	190

Total skilled nursing	48	5,628		$245,900	$37,747	$201

Total properties	545			$8,984,932	$976,077	$185,898

(1)
Senior housing facilities are apartment-like facilities and are therefore measured in units (studio, one or two bedroom apartments). Life science facilities and medical office buildings are measured in square feet. Hospitals and skilled nursing facilities are measured in licensed bed count.

(2)
Gross real estate represents the carrying amount of real estate assets after adding back accumulated depreciation and amortization, excluding intangibles.

(3)
Rental revenues represent the combined amount of rental and related revenues and tenant recoveries.

        The following table summarizes key operating and leasing statistics for all of our operating leases as of and for the years ended December 31, (square feet and dollars in thousands):

	2009	2008	2007	2006	2005
Senior housing:
Average occupancy percentage(1)	86%	89%	90%	94%	95%
Average effective annual rental per unit(1)(2)	$12,283	$12,841	$12,425	$10,733	$8,691
Units(2)	22,194	22,198	22,076	21,672	8,866
Life science:
Average occupancy percentage	91%	88%	83%	99%	100%
Average effective annual rental per square foot	$39	$32	$30	$20	$20
Square feet(2)	6,083	6,072	5,843	847	740
Medical office:
Average occupancy percentage	91%	90%	91%	95%	94%
Average effective annual rental per square foot	$22	$22	$21	$15	$11
Square feet(2)	12,812	12,805	12,815	11,731	9,195
Hospital:
Average occupancy percentage(1)	37%	42%	41%	58%	61%
Average effective annual rental per bed(1)(2)	$30,080	$33,539	$31,205	$31,388	$31,519
Beds(2)	2,510	2,526	2,484	1,485	1,448
Skilled nursing:
Average occupancy percentage(1)	85%	86%	86%	86%	85%
Average effective annual rental per bed(1)(2)	$6,527	$6,300	$6,233	$5,872	$5,639
Beds(2)	5,628	5,658	5,539	5,593	5,593

(1)
Represents occupancy and unit/bed amounts as reported by the respective tenants or operators. Certain operators in our hospital portfolio are not required under their respective leases to provide operational data.

(2)
Per unit rental amounts are presented as a ratio of base rents earned by us divided by the capacity of our facilities. Effective annual rental amounts primarily exclude non-cash revenue adjustments (i.e., straight-line rents, amortization of above and below market lease intangibles and deferred revenues) and termination fees. The capacity for senior housing facilities are measured in units (e.g., studio, one or two bedroom units). The capacity for life science facilities and medical office buildings are measured in square feet. The capacity for hospitals and skilled nursing facilities are measured in licensed bed count.

Development Properties

        The following table sets forth the properties owned by us in our life science and medical office segments as of December 31, 2009 that are currently under development or redevelopment. There are no assurances that any of these projects will be completed on schedule or within estimated amounts.

Name of Project	Location	Estimated/ Actual Completion Date(1)	Total Investment To Date(2)	Estimated Total Investment
			(In thousands)
Oyster Point II (Building A)	So. San Francisco, CA	4Q 2008	$94,317	$96,183
Oyster Point II (Building B)	So. San Francisco, CA	4Q 2008	99,474	101,922
Oyster Point II (Building C)	So. San Francisco, CA	4Q 2008	51,085	60,660
500/600 Saginaw(3)	Redwood City, CA	1Q 2010	36,787	52,100
Modular Labs IV(3)	So. San Francisco, CA	4Q 2010	26,202	55,948
Westridge(3)	San Diego, CA	3Q 2011	10,199	22,999
Innovation Drive(3)	San Diego, CA	3Q 2010	21,552	34,272
Folsom Blvd(3)	Sacramento, CA	3Q 2010	25,386	31,605
Knoxville(3)	Knoxville, TN	4Q 2010	5,536	7,969

			$370,538	$463,658

(1)
For development projects, management's estimate of the date the core and shell structure improvements are expected to be or have been completed. For redevelopment projects, management's estimate of the time in which major construction activity in relation to the scope of the project has been substantially completed.

(2)
Investment-to-date includes $74 million of land, $73 million of buildings, $13 million of net intangible assets and $211 million in development costs and construction in progress.

(3)
Represents redevelopments which are properties that require significant capital expenditures (generally more than 25% of acquired cost or existing basis) to achieve stabilization or to change the use of the properties. Assets are considered stabilized at the earlier of achieving 90% occupancy or one year from the completion of development or redevelopment activities

Tenant Lease Expiration

        The following table shows tenant lease expirations for the next 10 years and thereafter at our leased properties, assuming that none of the tenants exercise any of their renewal options (dollars in thousands):

		Expiration Year
Segment	Total	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	Thereafter
Senior housing:
Leases	231	4	3	4	6	8	2	24	26	49	12	93
Base rent(1)	$301,912	$664	$785	$1,075	$18,278	$12,150	$3,174	$27,079	$31,675	$85,895	$13,939	$107,198
% of total base rent	100	—	—	—	6	4	1	9	11	28	5	36
Life science:
Leases	147	20	18	12	9	11	9	5	12	10	—	41
Base rent(1)	$191,183	$7,085	$13,254	$4,668	$11,355	$8,504	$17,912	$7,988	$24,273	$23,492	$—	$72,652
% of total base rent	100	4	7	3	6	4	9	4	13	12	—	38
Medical office:
Leases	2,683	765	478	394	306	278	131	92	67	66	64	42
Base rent(1)	$236,851	$49,429	$31,502	$33,796	$23,435	$29,315	$13,525	$10,397	$11,371	$13,418	$12,061	$8,602
% of total base rent	100	21	13	14	10	12	6	4	5	6	5	4
Hospital:
Leases	21	1	—	—	1	3	—	—	2	—	4	10
Base rent(1)	$60,096	$2,973	$—	$—	$2,424	$16,018	$—	$—	$4,480	$—	$5,911	$28,290
% of total base rent	100	5	—	—	4	27	—	—	7	—	10	47
Skilled nursing:
Leases	52	—	1	—	10	12	6	5	9	7	1	1
Base rent(1)	$36,894	$—	$292	$—	$7,090	$8,118	$3,261	$4,898	$8,072	$2,664	$1,314	$1,185
% of total base rent	100	—	1	—	19	22	9	13	22	7	4	3
Total:
Leases	3,134	790	500	410	332	312	148	126	116	132	81	187
Base rent(1)	$826,936	$60,151	$45,833	$39,539	$62,582	$74,105	$37,872	$50,362	$79,871	$125,469	$33,225	$217,927
% of total base rent	100	7	5	5	8	9	5	6	10	15	4	26

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

ITEM 3.    Legal Proceedings

        See the Ventas, Inc. ("Ventas") and Sunrise litigation matters under the heading "Legal Proceedings" of Note 12 to the Consolidated Financial Statements in this report for information regarding legal proceedings, which information is incorporated by reference in this Item 3.

ITEM 4.    Submission of Matters to a Vote of Security Holders

        None.

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is listed on the New York Stock Exchange. Set forth below for the fiscal quarters indicated are the reported high and low sales prices per share of our common stock on the New York Stock Exchange.

	2009		2008		2007
	High	Low	High	Low	High	Low
First Quarter	$27.77	$14.93	$35.14	$26.80	$42.11	$35.01
Second Quarter	24.50	17.07	38.75	31.14	38.60	28.02
Third Quarter	30.73	19.79	42.16	30.12	34.49	25.11
Fourth Quarter	33.45	26.94	39.83	14.26	35.24	29.30

        At February 1, 2010, we had approximately 13,747 stockholders of record and there were approximately 152,554 beneficial holders of our common stock.

        It has been our policy to declare quarterly dividends to the common stockholders so as to comply with applicable provisions of the Internal Revenue Code governing REITs. The cash dividends per share paid on common stock are set forth below:

	2009	2008	2007
First Quarter	$0.46	$0.455	$0.445
Second Quarter	0.46	0.455	0.445
Third Quarter	0.46	0.455	0.445
Fourth Quarter	0.46	0.455	0.445

Total	$1.84	$1.82	$1.78

        On February 1, 2010, we announced that our Board of Directors declared a quarterly common stock cash dividend of $0.465 per share. The common stock dividend will be paid on February 23, 2010 to stockholders of record as of the close of business on February 11, 2010.

        On February 1, 2010, we announced that our Board of Directors declared a quarterly cash dividend of $0.45313 per share on our Series E cumulative redeemable preferred stock and $0.44375 per share on our Series F cumulative redeemable preferred stock. These dividends will be paid on March 31, 2010 to stockholders of record as of the close of business on March 15, 2010.

        The table below sets forth the information with respect to purchases of our common stock made by or on our behalf during the quarter ended December 31, 2009.

ISSUER PURCHASES OF EQUITY SECURITIES

Period Covered	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number (Or Approximate Dollar Value) Of Shares That May Yet Be Purchased Under The Plans Or Programs
October 1-31, 2009	13,554	$29.27	—	—
November 1-30, 2009	698	29.69	—	—
December 1-31, 2009	617	32.32	—	—

Total	14,869	29.41	—	—

(1)
Represents restricted shares withheld under our 2006 Performance Incentive Plan (the "2006 Incentive Plan"), to offset tax withholding obligations that occur upon vesting of restricted shares. Our 2006 Incentive Plan provides that the value of the shares withheld shall be the closing price of our common stock on the date the relevant transaction occurs.

  Stock Price Performance Graph

        The graph below compares the cumulative total return of HCP, the S&P 500 Index and the Equity REIT Index of the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"), from January 1, 2005 to December 31, 2009. Total return assumes quarterly reinvestment of dividends before consideration of income taxes.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

AMONG S&P 500, EQUITY REITS AND HCP, Inc.

RATE OF RETURN TREND COMPARISON

JANUARY 1, 2005–DECEMBER 31, 2009

(JANUARY 1, 2005 = 100)

Stock Price Performance Graph Total Return

Assumes $100 invested January 1, 2005 in HCP, S&P 500 Index and NAREIT Equity REIT Index.

ITEM 6.    Selected Financial Data

        Set forth below is our selected financial data as of and for each of the years in the five year period ended December 31, 2009.

	Year Ended December 31,(1)
	2009	2008	2007(2)	2006(2)	2005
	(Dollars in thousands, except per share data)
Income statement data:
Total revenues	$1,157,030	$1,153,1887	$953,743	$480,963	$308,452
Income from continuing operations	106,341	231,223	135,793	47,569	58,661
Net income applicable to common shares	109,069	425,368	565,080	393,681	150,498
Income from continuing operations applicable to common shares:
Basic earnings per common share	0.25	0.78	0.42	0.06	0.17
Diluted earnings per common share	0.25	0.78	0.42	0.06	0.17
Net income applicable to common shares:
Basic earnings per common share	0.40	1.79	2.72	2.66	1.12
Diluted earnings per common share	0.40	1.79	2.70	2.65	1.11
Balance sheet data:
Total assets	12,209,735	11,849,826	12,521,772	10,012,749	3,597,265
Debt obligations(3)	5,656,143	5,937,456	7,510,907	6,202,015	1,956,946
Total equity	5,958,609	5,407,840	4,442,980	3,455,801	1,549,050
Other data:
Dividends paid	517,072	457,643	393,566	266,814	248,389
Dividends paid per common share	1.84	1.82	1.78	1.70	1.68

(1)
Reclassification, presentation and certain computational changes have been made for the following: (i) the results of properties sold or held for sale reclassified to discontinued operations; (ii) "interest income" earned on mezzanine and other secured loans is now reported as a component of our total revenues as a result of significant increases of our investments in this product type; previously interest income was reported under the caption "interest and other income, net"; (iii) the adoption of presentation and disclosure requirements of noncontrolling interests in consolidated financial statements; and (iv) the application of the two-class method to compute earnings per share as a result of revised guidelines regarding participating securities.

(2)
On August 3, 2009, we purchased a participation in the first mortgage debt of HCR ManorCare and on December 21, 2007, we made an investment in HCR ManorCare mezzanine loans. We completed our acquisitions of SEUSA on August 1, 2007, CRP and CRC on October 5, 2006 and the interest held by an affiliate of General Electric in HCP Medical Office Properties on November 30, 2006. The results of operations resulting from these investments are reflected in our consolidated financial statements from those dates.

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

  (e)
  The potential impact of existing and future litigation matters, including the possibility of larger than expected litigation costs and related developments;

  (f)
  Competition for tenants and borrowers, including with respect to new leases and mortgages and the renewal or rollover of existing leases;

  (g)
  The ability of the Company to negotiate the same or better terms with new tenants or operators if existing leases are not renewed or the Company exercises its right to replace an existing operator or tenant upon default;

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

  (n)
  The ability to obtain financing necessary to consummate acquisitions on favorable terms; and

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

        The information set forth in this Item 7 is intended to provide readers with an understanding of our financial condition, changes in financial condition and results of operations. We will discuss and provide our analysis in the following order:

  •
  Executive Summary

  •
  2009 Transaction Overview

  •
  Dividends

  •
  Critical Accounting Policies

  •
  Results of Operations

  •
  Liquidity and Capital Resources

  •
  Off-Balance Sheet Arrangements

  •
  Contractual Obligations

  •
  Inflation

  •
  Recent Accounting Pronouncements

Executive Summary

        We are a self-administered REIT that, together with our consolidated subsidiaries, invests primarily in real estate serving the healthcare industry in the U.S. We acquire, develop, lease, manage and dispose of healthcare real estate and provide financing to healthcare providers. At December 31, 2009, our portfolio of investments, including properties owned by our Investment Management Platform, consisted of interests in 675 facilities and $1.8 billion of mezzanine and other secured loan investments.

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

        We follow a disciplined approach to enhancing the value of our existing portfolio, including ongoing evaluation of potential disposition of properties that no longer fit our strategy. During the year ended December 31, 2009, we sold 14 properties for $72 million, recognizing gain on sales of real estate of $37 million, and HCA marketable debt securities for $157 million, resulting in gains of $9 million.

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

        Access to capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as to fund future acquisitions and development through the issuance of additional securities or secured debt. Access to external capital on favorable terms is critical to the success of our strategy. During 2009, we closed $881 million of equity capital offerings through the issuance of common stock.

2009 Transaction Overview

  Investment Transactions

        During the year ended December 31, 2009, we made aggregate investments of $724 million as follows: i) purchased a $720 million participation in the first mortgage debt of HCR ManorCare at a discount of $130 million, which resulted in an acquisition cost of $590 million that is discussed below; ii) purchased the remaining interests in three senior housing joint ventures with an aggregate unencumbered value of $15 million; and iii) funded $119 million for construction and other capital projects, primarily in our life science segment.

        The $720 million participation in the first mortgage debt of HCR ManorCare discussed above bears interest at the London Interbank Offer Rate ("LIBOR") plus 1.25% and represents 45% of the $1.6 billion most senior tranche of HCR ManorCare's mortgage debt incurred as part of the financing for The Carlyle Group's acquisition of Manor Care, Inc. in December 2007. The mortgage debt matures in January 2013 if the borrower meets certain performance conditions and exercises a one-year extension option, and was secured by a first lien on 331 facilities located in 30 states at closing. We obtained favorable financing to fund 72% of the purchase price, resulting in a net cash payment by HCP of $166 million.

        During the year ended December 31, 2009, we sold $229 million of investments from the following segments: i) $203 million of hospital ($157 million of HCA bonds and $46 million in real estate assets); ii) $15 million of senior housing; and iii) $11 million of medical office.

  Financing Transactions

        During the year ended December 31, 2009, we raised $881 million in equity capital and entered into interest rate swap transactions with an aggregate notional amount of $750 million, as discussed below:

        On May 8, 2009, we completed a $440 million public offering of 20.7 million shares of our common stock at a price per share of $21.25. We received net proceeds of $422 million, which were used to repay all amounts of indebtedness outstanding under our bridge loan credit facility, with the remainder used for general corporate purposes.

        On June 12, 2009, the Company entered into an interest rate swap contract (pay float and receive fixed) with a notional amount of $250 million that terminates in September 2011. This interest-rate swap contract reduces our net floating rate asset exposure, which increased as a result of the repayment of our floating rate bridge loan credit facility.

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

        On August 27, 2009, we prepaid $100 million of variable rate mortgage debt. The mortgage debt, with an original maturity of January 2010, was repaid with proceeds from our August 2009 public equity offering and third quarter asset sales.

  Other Events

        On October 1, 2009, we completed the transition of management agreements on 15 communities operated by Sunrise that were previously terminated for Sunrise's failure to achieve certain performance thresholds. The transition of these facilities to new operators decreases our Sunrise-managed properties in our portfolio to 75 communities from the original 101 communities we acquired in the 2006 CNL Retirement Properties, Inc. transaction. The termination of the agreements did not require the payment of a termination fee to Sunrise by our tenants or us.

Dividends

        Quarterly dividends paid during 2009 aggregated $1.84 per share. On February 1, 2010, we announced that our Board of Directors declared a quarterly common stock cash dividend of $0.465 per share. The common stock dividend will be paid on February 23, 2010 to stockholders of record as of the close of business on February 11, 2010.

Critical Accounting Policies

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires our management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our consolidated financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. For a more detailed discussion of our significant accounting policies, see Note 2 to the Consolidated Financial Statements in this report.

  Principles of Consolidation

        The consolidated financial statements include the accounts of HCP, our wholly-owned subsidiaries and joint ventures that we control, through voting rights or other means. We consolidate investments in variable interest entities ("VIEs") when we are the primary beneficiary of the VIE at either the creation of the variable interest entity or upon the occurrence of a qualifying reconsideration event.

        We make judgments with respect to our level of influence or control of an entity and whether we are (or are not) the primary beneficiary of a VIE. Consideration of various factors including, but not limited to, the form of our ownership interest, our representation on the entity's governing body, the size and seniority of our investment, various cash flow scenarios related to the VIE, our ability to participate in policy making decisions and the rights of the other investors to participate in the decision making process and to replace us as manager and/or liquidate the venture, if applicable. Our ability to correctly assess our influence or control over an entity at inception of our involvement or upon a reconsideration event and determine the primary beneficiary of a VIE, affects the presentation of these entities in our consolidated financial statements. If we were to perform a primary beneficiary analysis upon the occurrence of a future reconsideration event, our assumptions may be different, which could result in the identification of a different primary beneficiary.

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

        Loans receivable are classified as held-for-investment based on management's intent and ability to hold the loans for the foreseeable future or to maturity. We recognize interest income on loans, including the amortization of discounts and premiums, using the effective interest method applied on a loan-by-loan basis when collectibility of the future payments is reasonably assured. Premiums, discounts and related costs are recognized as yield adjustments over the life of the related loans.

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

  Real Estate

        We make estimates as part of our allocation of the purchase price of acquisitions to the various components of the acquisition based upon the relative value of each component. The most significant components of our allocations are typically the allocation of fair value to the buildings as-if-vacant, land and market value of in-place leases. In the case of the fair value of buildings and the allocation of value to land and other intangibles, our estimates of the values of these components will affect the amount of depreciation we record over the estimated useful life of the property acquired or the remaining lease term. In the case of the market value of in-place leases, we make our best estimates based on our evaluation of the specific characteristics of each tenant's lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, market conditions and costs to execute similar leases. Our assumptions affect the amount of future revenue that we will recognize over the remaining lease term for the acquired in-place leases.

        A variety of costs are incurred in the acquisition, development and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes and other costs incurred during the period of development. We consider a construction project as substantially completed and held available for occupancy and cease capitalization of costs upon the completion of the related tenant improvements.

  Impairment of Long-Lived Assets and Goodwill

        We assess the carrying value of our real estate assets and related intangibles ("real estate assets"), whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Goodwill is tested at least annually by applying the two-step approach. If the sum of the expected future net undiscounted cash flows is less than the carrying amount of the real estate assets, an impairment loss will be recognized by adjusting the asset's carrying amount to its estimated fair value. If the fair value of a reporting unit containing goodwill is less than its carrying value, then a second step of the test is needed to measure the amount of potential goodwill impairment. The second step requires the fair value of the reporting unit to be allocated to all the assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination at the date of the impairment test. The excess of the fair value of the reporting unit over the fair value of assets and liabilities is the implied value of goodwill and is used to determine the amount of impairment. The determination of the fair value of real estate assets and goodwill involves significant judgment. This judgment is based on our analysis and estimates of fair value of real estate assets and reporting units, and the future operating results and resulting cash flows of each real estate asset whose carrying amount may not be recoverable. Our ability to accurately predict future operating results and cash flows and estimate and allocate fair values impacts the timing and recognition of impairments. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our financial results.

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

        The initial carrying value of investments in unconsolidated joint ventures is based on the amount paid to purchase the joint venture interest or the carrying value of the assets prior to the sale of interests in the joint venture. We evaluate our equity method investments for impairment based upon a comparison of the fair value of the equity method investment to our carrying value. When we determine a decline in the fair value of our investment in an unconsolidated joint venture is below its carrying value is other-than-temporary, an impairment is recorded. The determination of the fair value of investments in unconsolidated joint ventures, involves significant judgment. Our estimates consider all available evidence including, as appropriate, the present value of the expected future cash flows discounted at market rates, general economic conditions and trends, and other relevant factors. Capitalization rates, discount rates and credit spreads utilized in our valuation models are based upon rates that we believe to be within a reasonable range of current market rates for the respective investments. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our financial results.

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

Results of Operations

        We evaluate our business and allocate resources among our five business segments: (i) senior housing, (ii) life science, (iii) medical office, (iv) hospital and (v) skilled nursing. Under the senior housing, life science, hospital and skilled nursing segments, we invest primarily in single operator or tenant properties, through the acquisition and development of real estate, and by debt issued by operators in these sectors. Under the medical office segment, we invest through the acquisition of MOBs that are primarily leased under gross or modified gross leases, generally to multiple tenants, and which generally require a greater level of property management. The acquisition of SEUSA on August 1, 2007 resulted in a change to our reportable segments. Prior to the SEUSA acquisition, we operated through two reportable segments—triple-net leased and medical office buildings. The senior housing, life science, hospital and skilled nursing segments were previously aggregated under our triple-net leased segment. SEUSA's results are included in our consolidated financial statements from the date of acquisition of August 1, 2007. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2 to the Consolidated Financial Statements in this report).

Comparison of the Year Ended December 31, 2009 to the Year Ended December 31, 2008

  Rental and related revenues.

	Year Ended December 31,		Change
Segments	2009	2008	$	%
	(dollars in thousands)
Senior housing	$290,816	$288,625	$2,191	1%
Life science	214,134	208,415	5,719	3
Medical office	260,516	259,442	1,074	—
Hospital	83,282	83,029	253	—
Skilled nursing	37,747	35,925	1,822	5

Total	$886,495	$875,436	$11,059	1%

  •
  Senior housing.  Senior housing rental and related revenues for the year ended December 31, 2009 includes $6.4 million resulting from an adjustment to the purchase price allocation of certain assets acquired in 2006. No similar adjustments were made in the year ended December 31, 2008. As a result of the transfer of an 11-property senior housing portfolio to Emeritus Corporation ("Emeritus") on December 1, 2008, our rental revenues increased by $9.8 million primarily related to new leases with Emeritus. These increases were partially offset by (i) a decrease of $7.4 million related to 2008 additional rents from property level expense credits related to our properties operated by Sunrise and (ii) a $7.3 million decrease in the facility-level operating revenues for three senior housing properties that were previously under management agreements and re-leased on a triple-net basis during 2009.

  •
  Life science.  The increase in life science rental and related revenues was primarily a result of (i) a net increase of $14.9 million from lease-up activities that were partially offset by vacancies, and (ii) a $6.7 million net increase from development assets placed in service during 2008 that were partially offset by assets placed in redevelopment. These increases were partially offset by a decrease of $14.7 million in lease termination fees.

  Tenant recoveries.

	Year Ended December 31,		Change
Segments	2009	2008	$	%
	(dollars in thousands)
Life science	$40,845	$33,932	$6,913	20%
Medical office	46,748	46,960	(212)	—
Hospital	1,989	1,919	70	4

Total	$89,582	$82,811	$6,771	8%

  •
  Life science.  Life science tenant recoveries increased primarily as a result of an increase in occupancy levels at our life science facilities and the impact of development assets placed in service during 2008.

        Income from direct financing leases.    Income from DFLs decreased $6.7 million to $51.5 million for the year ended December 31, 2009. The decrease was primarily due to three DFLs that during 2009 were deemed to be completely impaired. (See Note 6 to the Consolidated Financial Statements in this report).

        Interest income.    For the year ended December 31, 2009, interest income decreased $6.7 million to $124.1 million. This decrease was primarily related to a decline in LIBOR resulting in a decrease of interest earned on our mezzanine variable-rate loans, which was partially offset by additional interest income earned from the $720 million participation in the first mortgage debt of HCR ManorCare purchased in August 2009. For a more detailed description of our mezzanine loan and participation in the first mortgage debt of HCR ManorCare, see Note 7 to the Consolidated Financial Statements in this report. Our exposure to income fluctuations related to our variable rate loans is partially mitigated by our variable rate indebtedness. For a more detailed discussion of our interest rate risk, see "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A.

        Depreciation and amortization expense.    Depreciation and amortization expenses increased $6.2 million to $319.6 million for the year ended December 31, 2009. The increase in depreciation and amortization expense primarily relates to a $3.3 million increase due to the purchase in September 2008 of Tenet's noncontrolling interest in Health Care Property Partners, a joint venture between HCP and an affiliate of Tenet, and an increase of $2.0 million resulting from an adjustment to the purchase price allocation related to certain assets acquired in 2006 (See Note 9 to the Consolidated Financial Statements in this report).

  Operating expenses.

	Year Ended December 31,		Change
Segments	2009	2008	$	%
	(dollars in thousands)
Senior housing	$3,938	$11,373	$(7,435)	(65)%
Life science	47,285	43,565	3,720	9
Medical office	130,601	134,919	(4,318)	(3)
Hospital	3,873	3,264	609	19
Skilled nursing	201	—	201	NM (1)

Total	$185,898	$193,121	$(7,223)	(4)%

(1)
Percentage change not meaningful.

        Operating expenses are predominantly related to MOB and life science properties where we incur the expenses and recover all or a portion of those expenses under the respective leases. Accordingly, the number of properties in our MOB and life science portfolios directly impact operating expenses. The presentation of expenses as general and administrative or operating is based on the underlying nature of the expense. Periodically, we review the classification of expenses between categories and make revisions that we believe improve the quality of our presentation.

  •
  Senior housing.  Senior housing operating expenses decreased primarily as a result of a decrease in facility-level operating expenses for three senior housing properties that were previously under management agreements and re-leased on a triple-net basis during 2009.

  •
  Life science.  Life science operating expenses increased primarily as a result of an increase in occupancy levels at our life science facilities and the impact of development assets placed in service during 2008.

  •
  Medical office.  Medical office operating expenses decreased primarily as a result of cost saving initiatives implemented in 2009 and the impact of properties which were taken out of service and placed into redevelopment during 2008 and 2009.

        General and administrative expenses.    General and administrative expenses increased $4.8 million to $78.5 million for the year ended December 31, 2009. The increase in general and administrative expenses was primarily due to an increase in legal fees associated with litigation matters partially offset by lower compensation related expenses. For the year ended December 31, 2009 and 2008, in relation to the Ventas litigation matter, we incurred legal expenses of $13.2 million and $6.9 million, respectively (see the information set forth under the heading "Legal Proceedings" of Note 12 to the Consolidated Financial Statements in this report).

        Litigation provision.    On September 4, 2009, a jury returned a verdict in favor of Ventas in an action brought against us in the United States District Court for the Western District of Kentucky for tortious interference with prospective business advantage in connection with Ventas' 2007 acquisition of Sunrise REIT. The jury awarded Ventas approximately $102 million in compensatory damages, which we recorded as a litigation provision expense during 2009 (see the information set forth under the heading "Legal Proceedings" of Note 12 to the Consolidated Financial Statements in this report).

        Impairments.    During the year ended December 31, 2009, we recognized impairments of $75.5 million as a result of (i) an aggregate $63.1 million provision related to DFL and loan losses (impairment charges) related to the bankruptcy of Erickson Retirement Communities ("Erickson") who is the tenant at three of our senior housing CCRC DFLs and the borrower of a senior construction loan in which we have a $10 million participation (see Note 6 to the Consolidated Financial Statements

in this report), and (ii) $5.9 million of intangible assets on 12 of 15 senior housing communities that were written off due to the termination of the Sunrise management agreements on 15 senior housing communities effective October 1, 2009, (iii) $4.3 million related to a senior secured term loan as a result of an expected restructuring of terms to the loan following the default of the borrower in our hospital segment (see Note 7 to the Consolidated Financial Statements in this report), and (iv) $2.2 million related to intangible assets associated with the early termination of a lease in our life science segment.

        During the year ended December 31, 2008, we recognized impairments of $27.5 million as follows: (i) $12.0 million related to intangible assets associated with the transfer of an 11-property senior housing portfolio, (ii) $3.7 million related to intangible assets associated with the early termination of three leases in the life science segment, (iii) $1.0 million related to intangible assets associated with the early termination of two leases in the hospital segment, (iv) $1.6 million related to two senior housing facilities as a result of a decrease in expected cash flows, and (v) $9.2 million, included in discontinued operations, related to the decrease in expected cash flows and anticipated dispositions of two senior housing properties and one hospital.

        Other income, net.    For the year ended December 31, 2009, other income, net decreased $17.9 million to $7.9 million. This decrease was primarily related to the $28.6 million of income related to the 2008 settlement of litigation with Tenet and a $2.4 million gain on the early repayment of debt. The decrease was partially offset by increases in gains on marketable debt securities of $8.6 million and a reduction of $7.3 million of other-than-temporary impairments on marketable equity securities. For a more detailed description of our marketable securities investments, see Note 10 of the Consolidated Financial Statements in this report.

        Interest expense.    For the year ended December 31, 2009, interest expense decreased $49.5 million to $298.9 million. The decrease was primarily due to (i) a decrease of $45.7 million from the decline in LIBOR and the repayment of the outstanding balance under our bridge loan and revolving line of credit facility, and (ii) a decrease of $8.3 million resulting from the repayment of $300 million senior unsecured floating rate notes in September 2008. These decreases in interest expense were partially offset by an increase of $5.2 million from the net impact of mortgage debt placed on senior housing assets in 2008 and the repayment of mortgage debt related to contractual maturities.

        Our exposure to expense fluctuations related to our variable rate indebtedness is mitigated by our variable rate investments. For a more detailed discussion of our interest rate risk, see "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A.

        The table below sets forth information with respect to our debt, excluding premiums and discounts (dollars in thousands):

	As of December 31,
	2009	2008
Balance:
Fixed rate	$4,695,082	$5,059,910
Variable rate	972,427	892,431

Total	$5,667,509	$5,952,341

Percent of total debt:
Fixed rate	83%	85%
Variable rate	17	15

Total	100%	100%

Weighted-average interest rate at end of period:
Fixed rate	6.32%	6.34%
Variable rate	2.47%	2.57%
Total weighted average rate	5.65%	5.77%

        Income taxes.    For the year ended December 31, 2009, income taxes decreased $2.3 million to $1.9 million. This decrease is primarily due to lower interest earned, due to a decline in LIBOR, for a portion of one of our mezzanine loans, the transfer of a loan investment out of one of our taxable REIT subsidiary ("TRS") and increased depreciation expense, due to a correction of an immaterial error for one of our real estate investments held in a TRS.

        Discontinued operations.    Income from discontinued operations for the year ended December 31, 2009 was $39.8 million, compared to $239.8 million for the comparable period in 2008. The decrease is primarily due to a decrease in gains on real estate dispositions of $191.9 million and a decline in operating income from discontinued operations of $17.1 million, partially offset by a reduction of impairment charges in discontinued operations of $9.1 million. During the year ended December 31, 2009, we sold 14 properties for $72 million, as compared to 51 properties for $643 million for the year ended December 31, 2008.

        Noncontrolling interests' and participating securities' share in earnings.    For the year ended December 31, 2009, noncontrolling interests' and participating securities' share in earnings decreased $8.5 million, to $16.0 million. This decrease was primarily due to (i) a $4 million decrease related to the conversions of 3.3 million DownREIT units that converted into shares of our common stock during 2008 and 2009, and (ii) a $4 million decrease related to purchases of other noncontrolling interests during 2008 and 2009.

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

  Rental and related revenues.

	Year Ended December 31,		Change
Segments	2008	2007	$	%
	(dollars in thousands)
Senior housing	$288,625	$291,529	$(2,904)	(1)%
Life science	208,415	79,660	128,755	NM (1)
Medical office	259,442	273,792	(14,350)	(5)
Hospital	83,029	79,660	3,369	4
Skilled nursing	35,925	35,172	753	2

Total	$875,436	$759,813	$115,623	15%

(1)
Percentage change not meaningful.

•
Senior housing.  Senior housing rental and related revenues decreased by $2.9 million to $288.6 million for the year ended December 31, 2008, primarily as a result of income of $9.1 million recognized in 2007, resulting from our change in estimate relating to the collectibility of straight-lined rents due from Emeritus, which was partially offset by the additive effect of our acquisitions during 2008 and 2007. No significant changes in estimates related to the collectibility of straight-lined rents were made during the year ended December 31, 2008.

•
Life science.  Life science rental and related revenues increased by $128.8 million, to $208.4 million for the year ended December 31, 2008, primarily as a result of our acquisition of SEUSA on August 1, 2007. In addition, included in life science rental and related revenues for the year ended December 31, 2008, is lease termination income of $18 million received from a tenant in connection with the early termination of three leases on July 30, 2008 and rental revenues related to three development projects that were placed into service in 2008.

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

  Tenant recoveries.

	Year Ended December 31,		Change
Segments	2008	2007	$	%
	(dollars in thousands)
Life science	$33,932	$19,311	$14,621	76%
Medical office	46,960	44,529	2,431	5
Hospital	1,919	1,092	827	76

Total	$82,811	$64,932	$17,879	28%

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

        Interest income.    Interest income increased $79.3 million to $130.9 million for the year ended December 31, 2008. The increase was primarily related to our HCR ManorCare mezzanine loan investment made in December 2007. For a more detailed description of our mezzanine loan investments, see Note 7 to the Consolidated Financial Statements included in this report. Our exposure to income fluctuations related to our variable rate loans is partially mitigated by our variable rate indebtedness. For a more detailed discussion of our interest rate risk, see "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A.

        Investment management fee income.    Investment management fee income decreased $7.7 million to $5.9 million for the year ended December 31, 2008. The decrease in investment management fee income was primarily due to the acquisition fees earned related to our HCP Ventures II joint venture of $5.4 million on January 5, 2007 and HCP Ventures IV of $3.0 million on April 30, 2007. No acquisition fees were earned for the year ended December 31, 2008.

        Depreciation and amortization expenses.    Depreciation and amortization expenses increased $55.1 million to $313.4 million for the year ended December 31, 2008. The increase was primarily related to our SEUSA acquisition and three development projects that were placed into service in 2008. The increase in depreciation and amortization related to SEUSA was partially offset by the 2007 expenses related to the assets contributed to HCP Ventures IV.

  Operating expenses.

	Year Ended December 31,		Change
Segments	2008	2007	$	%
	(dollars in thousands)
Senior housing	$11,373	$13,690	$(2,317)	(17)%
Life science	43,565	26,220	17,345	66
Medical office	134,919	133,787	1,132	1
Hospital	3,264	2,007	1,257	63

Total	$193,121	$175,704	$17,417	10%

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

  •
  Senior housing.  Senior housing operating expenses decreased by $2.3 million to $11.4 million, for the year ended December 31, 2008, primarily as a result of a senior housing property that was previously under a management agreement and re-leased on a triple-net basis during 2008.

  •
  Life science.  Life science operating expenses increased by $17.3 million to $43.6 million for the year ended December 31, 2008, primarily as a result of our acquisition of SEUSA on August 1, 2007 and three development projects that were placed into service in 2008.

  •
  Hospital.  Hospital operating expenses increased $1.3 million to $3.3 million for the year ended December 31, 2008, primarily as a result the additive effect of our hospital acquisitions during 2007.

        General and administrative expenses.    For the year ended December 31, 2008, general and administrative expenses increased $6.2 million to $73.7 million. The increase in general and administrative expenses was due to an increase in legal fees of $7 million primarily resulting from litigation and an increase of $11 million related to compensation related expenses and professional fees (the information set forth under the heading "Legal Proceedings" of Note 12 to the Consolidated Financial Statements, included in this report, is incorporated herein by reference). These increases were partially offset by a decrease of $10 million in merger and integration-related expenses associated with the SEUSA acquisition and our merger with CNL Retirement Properties, Inc. and CNL Retirement Corp., and a $2 million decrease in costs related to acquisitions that were not consummated in 2007.

        Impairments.    During the year ended December 31, 2008, we recognized impairments of $27.5 million as follows: (i) $12.0 million related to intangible assets associated with the transfer of an 11-property senior housing portfolio, (ii) $3.7 million related to intangible assets associated with the early termination of three leases in the life science segment, (iii) $1.0 million related to intangible assets associated with the early termination of two leases in the hospital segment, (iv) $1.6 million related to two senior housing facilities as a result of a decrease in expected cash flows, and (v) $9.2 million, included in discontinued operations, related to the decrease in expected cash flows and anticipated dispositions of two senior housing properties and one hospital. No assets were determined to be impaired during the year ended December 31, 2007.

        Gain on sale of real estate interest.    On April 30, 2007, we sold an 80% interest in HCP Ventures IV, which resulted in a gain of $10.1 million. No similar transactions occurred during the year ended December 31, 2008.

        Other income, net.    Other income, net increased $1.5 million, to $25.8 million, for the year ended December 31, 2008. The increase was primarily from $28.6 million related to the settlement of litigation with Tenet, which was predominantly offset by (i) $7.1 million of lower interest earned on cash balances in 2008, (ii) 2007 gains resulting from insurance proceeds of $4.9 million, (iii) an increase in losses from derivatives and hedge ineffectiveness of $6.4 million, (iv) an increase in recognized losses of marketable equity securities and investments in unconsolidated joint ventures of $4.4 million, and (v) a decrease in gains from the sale of marketable debt securities of $3.2 million.

        Interest expense.    Interest expense decreased $6.8 million, to $348.4 million, for the year ended December 31, 2008. The decrease was primarily due to: (i) a decrease of $17 million related to the average outstanding balance under our bridge loan and a decline in LIBOR, (ii) an increase of $15 million of capitalized interest related to an increase in assets under development in our life science segment, (iii) a decrease of $10 million resulting from the repayment of $300 million senior unsecured floating rate notes in September 2008 and (iv) a charge of $6 million related to the write-off of unamortized loan fees associated with our previous revolving line of credit facility that was terminated in 2007. The decrease in interest expense was partially offset by: (i) an increase of $34 million of interest expense from the issuance of $1.1 billion of senior unsecured notes during 2007 and (ii) an increase of $6 million related to the average outstanding balances under our line of credit and term loan. Our exposure to expense fluctuations related to our variable rate indebtedness is mitigated by our variable rate investments. For a more detailed discussion of our interest rate risk, see "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A.

        The table below sets forth information with respect to our debt, excluding premiums and discounts (dollars in thousands):

	As of December 31,
	2008	2007
Balance:
Fixed rate	$5,059,910	$4,704,988
Variable rate	892,431	2,822,316

Total	$5,952,341	$7,527,304

Percent of total debt:
Fixed rate	85%	63%
Variable rate	15	37

Total	100%	100%

Weighted-average interest rate at end of period:
Fixed rate	6.34%	6.18%
Variable rate	2.57%	5.90%
Total weighted average rate	5.77%	6.08%

        Income taxes.    For the year ended December 31, 2008, income taxes increased $2.8 million to $4.2 million. This increase is primarily due to an increase in taxable income related to a portion of one of our mezzanine loan investments, which was contributed to a TRS in January 2008.

        Equity income from unconsolidated joint ventures.    For the year ended December 31, 2008, equity income from unconsolidated joint ventures decreased $2.3 million, to $3.3 million. This decrease is primarily due to a change in the expected useful life of certain intangible assets of one of our unconsolidated joint ventures that resulted in higher amounts of amortization expense.

        Discontinued operations.    Income from discontinued operations for the year ended December 31, 2008 was $239.8 million, compared to $478.3 million for the comparable period in the prior year. The decrease is primarily due to a decrease in gains on real estate dispositions. During the year ended December 31, 2008, we sold 51 properties for $643 million, as compared to 97 properties for $922 million in the year-ago period. Additionally, the decrease was attributable to a year over year decline in operating income from discontinued operations of $54.2 million and an increase in impairment charges of $9.2 million. Discontinued operations for the year ended December 31, 2008 included 57 properties compared to 154 for the year ended December 31, 2007. Also included in discontinued operations during the year ended December 31, 2007 was $6 million of rental income we recognized, as a result of a change in estimate related to the collectibility of straight-line rental income from Emeritus.

        Noncontrolling interests' and participating securities'.    For the year ended December 31, 2008, noncontrolling interests' and participating securities' share in earnings decreased $3.4 million to $24.5 million. This decrease is primarily due to the conversion of 2.8 million of DownREIT units into shares of our common stock during 2008, and to a lesser extent, the purchase in September 2008 of Tenet's noncontrolling interest in Health Care Property Partners ("HCPP"), a joint venture between HCP and an affiliate of Tenet. See Notes 2, 4 and 12 to the Consolidated Financial Statements in this report for additional information on DownREIT units and HCPP.

Liquidity and Capital Resources

        Our principal liquidity needs are to (i) fund normal operating expenses, (ii) meet debt service requirements, including $206 million of senior unsecured notes and $103 million of mortgage debt principal payments and maturities in 2010, (iii) fund capital expenditures, including tenant improvements and leasing costs, (iv) fund acquisition and development activities, and (v) make dividend distributions. We believe these needs will be satisfied using cash flows generated by operations and from our various financing activities during the next twelve months.

        Access to capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as to fund future acquisitions and development through the issuance of additional securities or secured debt. During 2009, we closed $881 million of equity capital through the issuance of common stock, sold $72 million of real estate and a portion of our HCA bonds for $157 million. As of January 31, 2009, we had a credit rating of Baa3 (stable) from Moody's, BBB (stable) from S&P and BBB (positive) from Fitch on our senior unsecured debt securities, and Ba1 (stable) from Moody's, BB+ (stable) from S&P and BB+ (positive) from Fitch on our preferred equity securities.

        Net cash provided by operating activities was $516 million and $569 million for the years ended December 31, 2009 and 2008, respectively. The decrease in operating cash flows from operations is primarily the result of the 2008 litigation settlement income and the decrease in termination fees. The decrease was partially offset by increased revenues, as well as fluctuations in receivables, payables, accruals and deferred revenue. Our cash flows from operations are dependent upon the occupancy level of multi-tenant buildings, rental rates on leases, our tenants' performance on their lease obligations, the level of operating expenses and other factors.

        Net cash used by investing activities was $61 million for the year ended December 31, 2009 and consisted of the net effects of funding: (i) $165 million for net investments in loans receivable, (ii) $41 million for lease commissions and tenant and capital improvements, and (iii) $96 million for development of real estate, which were partially offset by $157 million of proceeds from sales of HCA marketable debt securities and $72 million of proceeds from sales of real estate.

        Net cash used in financing activities was $400 million for the year ended December 31, 2009 and consisted of the net effects of: (i) repayment of our bridge loan credit facility of $320 million, (ii) net repayments under our bank revolving line of credit of $150 million, (iii) payments of common and preferred dividends aggregating $517 million, and (iv) repayment of our mortgage debt of $234 million, which were partially offset by net proceeds of $853 million from the issuances of common stock.

  Debt

        Bank line of credit and term loan.    Our revolving line of credit with a syndicate of banks provided for an aggregate $1.5 billion of borrowing capacity at December 31, 2009. This revolving line of credit facility accrues interest at a rate per annum equal to LIBOR plus a margin ranging from 0.325% to 1.00%, depending upon our debt ratings. We pay a facility fee on the entire revolving commitment ranging from 0.10% to 0.25%, depending upon our debt ratings. Based on our debt ratings on December 31, 2009, the margin on the revolving line of credit facility was 0.55% and the facility fee was 0.15%. Our revolving line of credit facility matures on August 1, 2011. At December 31, 2009, we had no outstanding amounts drawn under this revolving line of credit facility. At December 31, 2009, a $103 million letter of credit was issued against our revolving line of credit facility as a result of the Ventas litigation judgment. For further information regarding the Ventas litigation judgment see Note 12 to the Consolidated Financial Statements in this report.

        At December 31, 2009, the outstanding balance of our term loan was $200 million with a maturity date of August 1, 2011. The term loan accrues interest at a rate per annum equal to LIBOR plus a margin ranging from 1.825% to 2.375%, depending upon our debt ratings (weighted-average effective interest rate of 2.70% at December 31, 2009). Commencing on October 25, 2010, the margin on this loan will increase by an additional 0.25% through its maturity. Based on our debt ratings on December 31, 2009, the margin on the term loan facility was 2.00%.

        Our revolving line of credit facility and term loan contain certain financial restrictions and other customary requirements. Among other things, these covenants, using terms defined in the agreement, (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 65%, (iii) require a Fixed Charge Coverage ratio of 1.75 times, and (iv) require a formula-determined Minimum Consolidated Tangible Net Worth of $4.9 billion at December 31, 2009. At December 31, 2009, we were in compliance with each of these restrictions and requirements of our revolving line of credit facility and term loan.

        Our revolving line of credit facility and term loan contain cross-default provisions to other indebtedness of ours, including in some instances, certain mortgages on our properties. Certain mortgages contain default provisions relating to defaults under the leases or operating agreements on the applicable properties by our operators or tenants, including default provisions relating to the bankruptcy filings of such operator or tenant. Although we believe that we would be able to secure amendments under the applicable agreements if a default as described above occurs, such default may result in significantly less favorable borrowing terms than currently available, material delays in the availability of funding or other material adverse consequences.

        Senior unsecured notes.    At December 31, 2009, we had $3.5 billion in aggregate principal amount of senior unsecured notes outstanding. Interest rates on the notes ranged from 1.15% to 7.07% with a weighted-average effective rate of 6.12% at December 31, 2009. Discounts and premiums are amortized to interest expense over the term of the related notes. The senior unsecured notes contain certain covenants including limitations on debt, cross-acceleration provisions and other customary terms. At December 31, 2009, we were in compliance with these covenants.

        Mortgage and other secured debt.    At December 31, 2009, we had $1.8 billion in mortgage debt secured by 165 healthcare facilities with a carrying amount of $2.3 billion. Interest rates on the mortgage debt ranged from 0.31% to 8.63% with a weighted-average effective interest rate of 5.08% at December 31, 2009.

        Mortgage debt generally requires monthly principal and interest payments, is collateralized by certain properties and is generally non-recourse. Mortgage debt typically restricts transfer of the encumbered properties, prohibits additional liens, restricts prepayment, requires payment of real estate taxes, requires maintenance of the properties in good condition, requires maintenance of insurance on the properties and includes conditions to obtain lender consent to enter into and terminate material leases. Some of the mortgage debt is also cross-collateralized by multiple properties and may require tenants or operators to maintain compliance with the applicable leases or operating agreements of such properties.

        Other debt.    At December 31, 2009, we had $99.9 million of non-interest bearing life care bonds at two of our CCRCs and non-interest bearing occupancy fee deposits at another of our senior housing facility, all of which were payable to certain residents of the facilities (collectively "Life Care Bonds"). At December 31, 2009, $43.3 million of the Life Care Bonds were refundable to the residents upon the resident moving out or to their estate upon death, and $56.6 million of the Life Care Bonds were refundable after the unit is successfully remarketed to a new resident.

  Debt Maturities

        The following table summarizes our stated debt maturities and scheduled principal repayments, excluding debt premiums and discounts, at December 31, 2009 (in thousands):

Year	Term Loan	Senior Unsecured Notes	Mortgage and Other Secured Debt	Total(1)
2010	$—	$206,421	$102,958	$309,379
2011	200,000	292,265	146,987	639,252
2012	—	250,000	63,776	313,776
2013	—	550,000	675,104	1,225,104
2014	—	87,000	177,435	264,435
Thereafter	—	2,150,000	665,680	2,815,680

	$200,000	$3,535,686	$1,831,940	$5,567,626

(1)
Excludes $99.9 million of other debt that represents non-interest bearing Life Care Bonds and occupancy fee deposits at three of our senior housing facilities, which have no scheduled maturities.

        Derivative Financial Instruments.    We use derivative instruments to mitigate the effects of interest rate fluctuations on specific forecasted transactions as well as recognized obligations or assets. We do not use derivative instruments for speculative or trading purposes.

        The following table summarizes our outstanding interest rate swap contracts as of December 31, 2009 (dollars in thousands):

Date Entered	Maturity Date	Hedge Designation	Fixed Rate	Floating Rate Index	Notional Amount	Fair Value
July 2005(1)	July 2010	Cash Flow	3.82%	BMA Swap Index	$45,600	$(3,311)
June 2009	September 2011	Fair Value	5.95%	1 Month LIBOR+4.21%	250,000	2,231
July 2009	July 2013	Cash Flow	6.13%	1 Month LIBOR+3.65%	14,600	(127)
August 2009	February 2011	Cash Flow	0.87%	1 Month LIBOR	250,000	538
August 2009	August 2011	Cash Flow	1.24%	1 Month LIBOR	250,000	754

(1)
Represents three interest-rate swap contracts with an aggregate notional amount of $45.6 million.

        For a more detailed description of our derivative financial instruments, see "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A.

  Equity

        At December 31, 2009, we had 4.0 million shares of 7.25% Series E cumulative redeemable preferred stock, 7.8 million shares of 7.10% Series F cumulative redeemable preferred stock and 293.5 million shares of common stock outstanding. At December 31, 2009, equity totaled $6.0 billion and our equity securities had a market value of $9.4 billion.

        As of December 31, 2009, there were a total of 4.3 million DownREIT units outstanding in six limited liability companies in which we are the managing member: (i) HCPI/Tennessee, LLC; (ii) HCPI/Utah, LLC; (iii) HCPI/Utah II, LLC; (iv) HCP DR California, LLC; (v) HCP DR Alabama, LLC; and (vi) HCP DR MCD, LLC. The DownREIT units are redeemable for an amount of cash approximating the then-existing market value of shares of our common stock or, at our option, shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications).

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

Off-Balance Sheet Arrangements

        We own interests in certain unconsolidated joint ventures, including HCP Ventures II, HCP Ventures III and HCP Ventures IV, as described under Note 8 to the Consolidated Financial Statements included in this report. Except in limited circumstances, our risk of loss is limited to our investment in the joint venture and any outstanding loans receivable. In addition, we have certain properties which serve as collateral for debt that is owed by a previous owner of certain of our facilities, as described under Note 12 to the Consolidated Financial Statements included in this report. Our risk of loss for these properties is limited to the outstanding debt balance plus penalties, if any. We have no other material off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources except those described below under "Contractual Obligations."

Contractual Obligations

        The following table summarizes our material contractual payment obligations and commitments at December 31, 2009 (in thousands):

	Total(1)	Less than One Year	2011-2012	2013-2014	More than Five Years
Senior unsecured notes	$3,535,686	$206,421	$542,265	$637,000	$2,150,000
Mortgage and other secured debt	1,831,940	102,958	210,763	852,539	665,680
Term loan	200,000	—	200,000	—	—
Development commitments(2)	8,269	8,269	—	—	—
Ground and other operating leases	200,397	4,857	10,261	9,911	175,368
Interest	1,570,773	300,751	530,920	406,569	332,533

Total	$7,347,065	$623,256	$1,494,209	$1,906,019	$3,323,581

(1)
Excludes $99.9 million of other debt that represents non-interest bearing Life Care Bonds and occupancy fee deposits at three of our senior housing facilities, which have no scheduled maturities.

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

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Interest Rate Risk.    At December 31, 2009, we were exposed to market risks related to fluctuations in interest rates on approximately $1.7 billion of variable-rate HCR ManorCare loan investments and $83 million of other investments where the payments fluctuate with changes in LIBOR. Our exposure to income fluctuations related to our variable-rate investments is partially offset by (i) $200 million of variable-rate term loan financing, (ii) $498 million of variable-rate mortgage notes and other secured debt payable, excluding $60 million of variable-rate mortgage notes which have been hedged through interest-rate swap contracts, (iii) $25 million of variable-rate senior unsecured notes, and (iv) $750 million of additional variable interest rate exposure achieved through interest-rate swap contracts (pay float and receive fixed).

        Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt, loans receivable and debt securities unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a one percentage point increase in the interest rate related to the variable-rate investments and variable-rate debt, and assuming no change in the outstanding balance as of December 31, 2009, net interest income would improve by approximately $3.1 million, or $0.01 per common share on a diluted basis. Assuming a 50 basis point decrease in interest rates under the above circumstances and taking into consideration that the index underlying many of our arrangements is currently below 50 basis points and is not expected to go below zero, net interest income would decline by $1.6 million, or less than $0.01 per common share on a diluted basis.

        We use derivative financial instruments in the normal course of business to manage or hedge interest rate risk. We do not use derivative financial instruments for speculative purposes. Derivatives are recorded on the consolidated balance sheet at their estimated fair value. See Note 24 to the Consolidated Financial Statements in this report for further information.

        To illustrate the effect of movements in the interest rate markets, we performed a market sensitivity analysis on our hedging instruments. We applied various basis point spreads, to the underlying interest rate curves of the derivative portfolio in order to determine the instruments' change in estimated fair value. Assuming a one percentage point change in the underlying interest rate curve, the estimated change in fair value of each of the underlying derivative instruments would not exceed $4.3 million.

        Market Risk.    We are directly and indirectly affected by changes in the equity and bond markets. We have investments in marketable debt and equity securities classified as available-for-sale. Gains and losses on these securities are recognized in income when realized and losses are recognized when an other-than-temporary decline in value is identified. The initial indicator of an other-than-temporary decline in value for marketable equity securities is a sustained decline in market price below the carrying value for an extended period of time. We consider a variety of factors in evaluating an other-than-temporary decline in value, such as: the length of time and the extent to which the market value has been less than our cost; the issuer's financial condition, capital strength and near-term prospects; any recent events specific to that issuer and economic conditions of its industry; and our investment horizon in relationship to an anticipated near-term recovery in the stock or bond price, if any. At December 31, 2009, the fair value and cost, or the adjusted cost basis for those securities where a recognized loss was recorded, of marketable equity securities was $3.5 million and $3.7 million, respectively, and the fair value and cost basis of marketable debt securities was $172.8 million and $160.8 million, respectively.

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

	Maturity
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
	(dollars in thousands)
Assets:
Loans receivable	$94,773	$2,896	$—	$1,718,483	$1,632	$35,308	$1,853,092	$1,728,599
Weighted-average interest rate	13.35%	10.44%	—%	3.22%	11.00%	8.50%	3.86%
Debt securities available for sale	$—	$—	$—	$—	$—	$172,799	$172,799	$172,799
Weighted-average interest rate	—%	—%	—%	—%	—%	9.58%	9.58%
Liabilities(1):
Variable-rate debt:
Term loan	$—	$200,000	$—	$—	$—	$—	$200,000	$200,000
Weighted-average interest rate	—%	2.70%	—%	—%	—%	—%	2.70%
Senior unsecured notes payable	$—	$—	$—	$—	$25,000	$—	$25,000	$22,793
Weighted-average interest rate	—%	—%	—%	—%	1.22%	—%	1.22%
Mortgage debt payable	$7,680	$39,752	$8,544	$430,957	$—	$10,495	$497,428	$453,985
Weighted-average interest rate	1.85%	1.75%	1.94%	1.54%	—%	0.99%	1.56%
Fixed-rate debt:
Senior unsecured notes payable(2)	$206,421	$292,265	$250,000	$550,000	$62,000	$2,150,000	$3,510,686	$3,526,133
Weighted-average interest rate	5.17%	6.13%	6.67%	5.83%	6.34%	6.45%	6.27%
Mortgage debt payable	$72,010	$85,817	$32,558	$235,581	$201,762	$706,784	$1,334,512	$1,336,007
Weighted-average interest rate	8.14%	6.34%	6.34%	6.11%	5.86%	6.10%	6.20%

(1)
Excludes $99.9 million of other debt that represents non-interest bearing Life Care Bonds and occupancy fee deposits at three of our senior housing facilities, which have no scheduled maturities.

(2)
Effective interest rate includes an interest rate swap contract (pay float and receive fixed) designated in a qualifying hedging relationship with a notional amount of $250 million that terminates in September 2011. The interest rate swap contact had a fixed rate of 5.95% and a floating rate of LIBOR plus 4.21% at December 31, 2009.

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

        As required by Rule 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective, as of December 31, 2009, at the reasonable assurance level.

        Changes in Internal Control Over Financial Reporting.    There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2009 to which this report relates that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

        Management's Annual Report on Internal Control over Financial Reporting.    Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

        The effectiveness of our internal control over financial reporting as of December 31, 2009, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of HCP, Inc.

        We have audited HCP, Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). HCP, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, HCP, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HCP, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2009 of HCP, Inc. and our report dated February 12, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Irvine, California
February 12, 2010

ITEM 9B.    Other Information

        None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

        Our executive officers were as follows on February 1, 2010:

Name	Age	Position
James F. Flaherty III	52	Chairman and Chief Executive Officer
Paul F. Gallagher	49	Executive Vice President—Chief Investment Officer
Edward J. Henning	56	Executive Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary
Thomas M. Herzog	47	Executive Vice President—Chief Financial Officer
Thomas D. Kirby	62	Executive Vice President—Acquisitions and Valuations
Thomas M. Klaritch	52	Executive Vice President—Medical Office Properties
Timothy M. Schoen	42	Executive Vice President—Life Science and Investment Management
Susan M. Tate	49	Executive Vice President—Asset Management and Senior Housing

        We hereby incorporate by reference the information appearing under the captions "Board of Directors and Executive Officers," "Security Ownership of Directors and Management," "Code of Business Conduct and Ethics" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's definitive proxy statement relating to its 2010 Annual Meeting of Stockholders to be held on April 22, 2010.

        The Company has filed, as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2009, the certifications of its Chief Executive Officer and Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2004.

        On May 21, 2009, the Company submitted to the New York Stock Exchange the Annual CEO Certification required pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

ITEM 11.    Executive Compensation

        We hereby incorporate by reference the information under the caption "Executive Compensation" in the Registrant's definitive proxy statement relating to its 2010 Annual Meeting of Stockholders to be held on April 22, 2010.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        We hereby incorporate by reference the information under the captions "Principal Stockholders," "Security Ownership of Directors and Management" and "Equity Compensation Plan Information" in the Registrant's definitive proxy statement relating to its 2010 Annual Meeting of Stockholders to be held on April 22, 2010.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

        We hereby incorporate by reference the information under the captions "Certain Transactions" and "Board of Directors and Executive Officers" in the Registrant's definitive proxy statement relating to its 2010 Annual Meeting of Stockholders to be held on April 22, 2010.

ITEM 14.    Principal Accountant Fees and Services

        We hereby incorporate by reference under the caption "Audit and Non-Audit Fees" in the Registrant's definitive proxy statement relating to its 2010 Annual Meeting of Stockholders to be held on April 22, 2010.

PART IV

ITEM 15.    Exhibits, Financial Statements and Financial Statement Schedules (2009)

(a)(1)	Financial Statements:
Report of Independent Registered Public Accounting Firm
Financial Statements
Consolidated Balance Sheets—December 31, 2009 and 2008
Consolidated Statements of Income—for the years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Equity—for the years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows—for the years ended December 31, 2009, 2008 and 2007
Notes to Consolidated Financial Statements
(a)(2)	Schedule II: Valuation and Qualifying Accounts
Schedule III: Real Estate and Accumulated Depreciation
Note: All other schedules have been omitted because the required information is presented in the financial statements and the related notes or because the schedules are not applicable.
(a)(3)	Exhibits:

2.1	Share Purchase Agreement, dated as of June 3, 2007, by and between HCP and SEGRO plc (incorporated herein by reference to Exhibit 2.1 to HCP's Current Report on Form 8-K (File No. 1-08895), filed June 6, 2007).
3.1	Articles of Restatement of HCP (incorporated by reference herein to Exhibit 3.1 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895), filed October 30, 2007).
3.2.1	Fourth Amended and Restated Bylaws of HCP (incorporated herein by reference to Exhibit 3.1 to HCP's Current Report on Form 8-K (File No. 1-08895), filed September 25, 2006).
3.2.2	Amendment No. 1 to Fourth Amended and Restated Bylaws of HCP (incorporated by reference herein to Exhibit 3.2.1 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895), filed October 30, 2007).
3.2.3
Amendment No. 2 to Fourth Amended and Restated Bylaws of HCP, filed November 3, 2009 (incorporated herein by reference to Exhibit 3.2.2 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2009).
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
10.2.1	Second Amended and Restated Directors Stock Incentive Plan (incorporated herein by reference to Appendix A to HCP's Proxy Statement filed March 21, 1997).*
10.2.2
First Amendment to Second Amended and Restated Directors Stock Incentive Plan, effective as of November 3, 1999 (incorporated herein by reference to Exhibit 10.1 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 1999).*
10.2.3
Second Amendment to Second Amended and Restated Directors Stock Incentive Plan, effective as of January 4, 2000 (incorporated herein by reference to Exhibit 10.17 to HCP's Annual Report on Form 10-K (File No. 1-08895) for the year ended December 31, 1999).*
10.3.1	Second Amended and Restated Stock Incentive Plan (incorporated herein by reference to Appendix B to HCP's Proxy Statement filed March 21, 1997).*
10.3.2
First Amendment to Second Amended and Restated Stock Incentive Plan, effective as of November 3, 1999 (incorporated herein by reference to Exhibit 10.3 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 1999).*
10.4.1
2000 Stock Incentive Plan, amended and restated effective as of May 7, 2003 (incorporated herein by reference to Annex A to HCP's Proxy Statement (File No. 1-08895) for the Annual Meeting of Stockholders held on May 7, 2003).*
10.4.2
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

10.9.1	Amended and Restated Limited Liability Company Agreement of HCPI/Utah II, LLC, dated as of August 17, 2001 (incorporated herein by reference to Exhibit 10.21 to HCP's Annual Report on Form 10-K405 (File No. 1-08895) for the year ended December 31, 2001).
10.9.2
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
10.11.1
Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC, dated as of October 2, 2003 (incorporated herein by reference to Exhibit 10.28 to HCP's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.11.2
Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC, dated as of September 29, 2004 (incorporated herein by reference to Exhibit 10.37 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2004).
10.11.3
Amendment No. 2 to Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC, dated as of October 29, 2004 (incorporated herein by reference to Exhibit 10.43 to HCP's Annual Report on Form 10-K (File No. 1-08895) for the year ended December 31, 2004).
10.11.4
Amendment No. 3 to Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC and New Member Joinder Agreement, dated as of October 19, 2005, by and among HCP, HCPI/Tennessee, LLC and A. Daniel Weyland (incorporated herein by reference to Exhibit 10.14.3 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2005).
10.11.5
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
10.17
Form of employee Performance Restricted Stock Unit Agreement with five- year installment vesting (incorporated herein by reference to Exhibit 10.19 to HCP's Annual Report on Form 10-K, as amended (filed No. 1-08895) for the year ended December 31, 2007).*
10.18
CEO Restricted Stock Unit Agreement, relating to HCP's Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.29 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2005).*
10.19
Form of directors and officers Indemnification Agreement (incorporated herein by reference to Exhibit 10.21 to HCP's Annual Report on Form 10-K, as amended (filed No. 1-08895) for the year ended December 31, 2007).*
10.20
Form of employee Nonqualified Stock Option Agreement with five-year installment vesting (incorporated herein by reference to Exhibit 10.37 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2006).*
10.21
Form of non-employee director Restricted Stock Award Agreement with five- year installment vesting, (incorporated herein by reference to Exhibit 10.38 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2006).*
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
10.28
Form of Mezzanine Loan Agreement defining HCP's rights and obligations in connection with its HCR ManorCare investment (incorporated herein by reference to Exhibit 10.30 to HCP's Annual Report on Form 10-K, as amended (File No. 1-08895) for the year ended December 31, 2007).
10.29
Form of Intercreditor Agreement defining HCP's rights and obligations in connection with its HCR ManorCare investment (incorporated herein by reference to Exhibit 10.31 to HCP's Annual Report on Form 10-K, as amended (File No. 1-08895) for the year ended December 31, 2007).

10.30	Form of Cash Management Agreement defining HCP's rights and obligations in connection with its HCR ManorCare investment (incorporated herein by reference to Exhibit 10.32 to HCP's Annual Report on Form 10-K, as amended (File No. 1-08895) for the year ended December 31, 2007).
10.31
Form of Pledge and Security Agreement defining HCP's rights and obligations in connection with its HCR ManorCare investment (incorporated herein by reference to Exhibit 10.33 to HCP's Annual Report on Form 10-K, as amended (File No. 1-08895) for the year ended December 31, 2007).
10.32
Form of Promissory Note defining HCP's rights and obligations in connection with its HCR ManorCare investment (incorporated herein by reference to Exhibit 10.34 to HCP's Annual Report on Form 10-K, as amended (File No. 1-08895) for the year ended December 31, 2007).
10.33
Form of Guaranty Agreement defining HCP's rights and obligations in connection with its HCR ManorCare investment (incorporated herein by reference to Exhibit 10.35 to HCP's Annual Report on Form 10-K, as amended (File No. 1-08895) for the year ended December 31, 2007).
10.34
Form of Assignment and Assumption Agreement entered into in connection with HCP's Manor Care investment (incorporated herein by reference to Exhibit 10.36 to HCP's Annual Report on Form 10-K, as amended (File No. 1-08895) for the year ended December 31, 2007).
10.35
Form of Omnibus Assignment entered into in connection with HCP's HCR ManorCare investment (incorporated herein by reference to Exhibit 10.37 to HCP's Annual Report on Form 10-K, as amended (File No. 1-08895) for the year ended December 31, 2007).
10.36	Executive Bonus Program (incorporated herein by reference to HCP's Current Report on Form 8-K (File No. 1-08895), filed January 31, 2008.*
10.37
2006 Performance Incentive Plan, as amended and restated (incorporated by reference to Annex 2 to HCP's Proxy Statement (File No. 1-08895) for the Annual Meeting of Stockholders held on April 23, 2009).*
10.38
Form of CEO 2006 Performance Incentive Plan Performance Restricted Stock Unit Agreement with five-year installment vesting (incorporated herein by reference to Exhibit 10.2 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended March 31, 2009).*
10.39
Form of CEO 2006 Performance Incentive Plan Performance Restricted Stock Unit Agreement with three-year cliff vesting (incorporated herein by reference to Exhibit 10.3 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended March 31, 2009).*
10.40
Form of employee 2006 Performance Incentive Plan Performance Restricted Stock Unit Agreement with five-year installment vesting (incorporated herein by reference to Exhibit 10.4 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended March 31, 2009).*
10.41
Resignation and Consulting Agreement, dated as of February 28, 2009, by and between HCP and Mark A. Wallace (incorporated herein by reference to Exhibit 10.5 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended March 31, 2009).*

10.42	Letter Agreement, dated as of March 2, 2009, by and between HCP and Thomas M. Herzog (incorporated herein by reference to Exhibit 10.6 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended March 31, 2009).*
10.43
Form of director 2006 Performance Incentive Plan Director Stock Unit Award Agreement with four-year installment vesting (incorporated herein by reference to Exhibit 10.1 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended June 30, 2009).*
10.44
Resignation and Consulting Agreement, dated as of June 1, 2009, by and between HCP and George P. Doyle (incorporated herein by reference to Exhibit 10.2 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended June 30, 2009).*
10.45
Letter Agreement, dated as of June 2, 2009, by and between HCP and Scott A. Anderson (incorporated herein by reference to Exhibit 10.3 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended June 30, 2009).*
10.46
Amended and Restated Dividend Reinvestment and Stock Purchase Plan, amended as of September 4, 2009 (incorporated by reference to HCP's Registration Statement on Form S-3 (Registration No. 333-161721), dated September 4, 2009 and as supplemented on September 4, 2009).
10.47
Amended and Restated Dividend Reinvestment and Stock Purchase Plan, amended as of October 30, 2008 (incorporated herein by reference to HCP's Registration Statement on Form S-3 (Registration No. 333-137225), dated September 8, 2006).
10.48
Second Amended and Restated Director Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.2 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2009).*
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification by James F. Flaherty III, HCP's Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification by Thomas M. Herzog, HCP's Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification by James F. Flaherty III, HCP's Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.
32.2	Certification by Thomas M. Herzog, HCP's Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*
Management Contract or Compensatory Plan or Arrangement

**
Furnished herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 12, 2010

HCP, Inc. (Registrant)
/s/ JAMES F. FLAHERTY III James F. Flaherty III, Chairman and Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES F. FLAHERTY III James F. Flaherty III	Chairman and Chief Executive Officer (Principal Executive Officer)	February 12, 2010
/s/ THOMAS M. HERZOG Thomas M. Herzog	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 12, 2010
/s/ SCOTT A. ANDERSON Scott A. Anderson	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 12, 2010
/s/ ROBERT R. FANNING, JR. Robert R. Fanning, Jr.	Director	February 12, 2010
/s/ CHRISTINE GARVEY Christine Garvey	Director	February 12, 2010
/s/ DAVID B. HENRY David B. Henry	Director	February 12, 2010
/s/ LAURALEE E. MARTIN Lauralee E. Martin	Director	February 12, 2010

Signature	Title	Date

/s/ MICHAEL D. MCKEE Michael D. McKee	Director	February 12, 2010
/s/ HAROLD M. MESSMER, JR. Harold M. Messmer, Jr.	Director	February 12, 2010
/s/ PETER L. RHEIN Peter L. Rhein	Director	February 12, 2010
/s/ KENNETH B. ROATH Kenneth B. Roath	Director	February 12, 2010
/s/ RICHARD M. ROSENBERG Richard M. Rosenberg	Director	February 12, 2010
/s/ JOSEPH P. SULLIVAN Joseph P. Sullivan	Director	February 12, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of HCP, Inc.

        We have audited the accompanying consolidated balance sheets of HCP, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedules—Schedule II: Valuation and Qualifying Accounts and Schedule III: Real Estate and Accumulated Depreciation. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HCP, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, on January 1, 2009 the Company adopted Financial Accounting Standards Board ("FASB") Statement No. 160, later codified in ASC 810-10, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, and FASB Staff Position No. EITF 03-6-1, later codified in ASC 260-10, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. All years and periods presented have been reclassified to conform to the adopted accounting standards.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), HCP, Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Irvine, California
February 12, 2010

HCP, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2009	2008
ASSETS
Real estate:
Buildings and improvements	$7,826,388	$7,738,817
Development costs and construction in progress	272,542	224,336
Land	1,547,518	1,546,889
Accumulated depreciation and amortization	(1,061,103)	(818,672)

Net real estate	8,585,345	8,691,370

Net investment in direct financing leases	600,077	648,234
Loans receivable, net	1,672,938	1,068,454
Investments in and advances to unconsolidated joint ventures	267,978	272,929
Accounts receivable, net of allowance of $10,772 and $18,413, respectively	43,726	33,834
Cash and cash equivalents	112,259	57,562
Restricted cash	33,000	35,078
Intangible assets, net	389,698	505,507
Real estate held for sale, net	—	35,737
Other assets, net	504,714	501,121

Total assets	$12,209,735	$11,849,826

LIABILITIES AND EQUITY
Bank line of credit	$—	$150,000
Term loan	200,000	200,000
Bridge loan	—	320,000
Senior unsecured notes	3,521,325	3,523,513
Mortgage and other secured debt	1,834,935	1,641,734
Other debt	99,883	102,209
Intangible liabilities, net	200,260	232,630
Accounts payable and accrued liabilities	309,596	211,715
Deferred revenue	85,127	60,185

Total liabilities	6,251,126	6,441,986

Commitments and contingencies
Preferred stock, $1.00 par value: 50,000,000 shares authorized; 11,820,000 shares issued and outstanding, liquidation preference of $25.00 per share	285,173	285,173
Common stock, $1.00 par value: 750,000,000 shares authorized; 293,548,162 and 253,601,454 shares issued and outstanding, respectively	293,548	253,601
Additional paid-in capital	5,719,400	4,873,727
Cumulative dividends in excess of earnings	(515,450)	(130,068)
Accumulated other comprehensive loss	(2,134)	(81,162)

Total stockholders' equity	5,780,537	5,201,271
Joint venture partners	7,529	12,912
Non-managing member unitholders	170,543	193,657

Total noncontrolling interests	178,072	206,569

Total equity	5,958,609	5,407,840

Total liabilities and equity	$12,209,735	$11,849,826

See accompanying Notes to Consolidated Financial Statements.

HCP, Inc.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007
Revenues:
Rental and related revenues	$886,495	$875,436	$759,813
Tenant recoveries	89,582	82,811	64,932
Income from direct financing leases	51,495	58,149	63,852
Interest income	124,146	130,869	51,565
Investment management fee income	5,312	5,923	13,581

Total revenues	1,157,030	1,153,188	953,743

Costs and expenses:
Depreciation and amortization	319,583	313,404	258,264
Operating	185,898	193,121	175,704
General and administrative	78,476	73,698	67,522
Litigation provision	101,973	—	—
Impairments	75,389	18,276	—

Total costs and expenses	761,319	598,499	501,490

Other income (expense):
Gain on sale of real estate interest	—	—	10,141
Other income, net	7,940	25,846	24,395
Interest expense	(298,897)	(348,390)	(355,197)

Total other income (expense)	(290,957)	(322,544)	(320,661)

Income before income tax expense and equity income from unconsolidated joint ventures	104,754	232,145	131,592
Income tax expense	(1,924)	(4,248)	(1,444)
Equity income from unconsolidated joint ventures	3,511	3,326	5,645

Income from continuing operations	106,341	231,223	135,793

Discontinued operations:
Income before gain on sales of real estate, net of income taxes	2,614	19,746	73,994
Impairments	(125)	(9,175)	—
Gain on sales of real estate, net of income taxes	37,321	229,189	404,328

Total discontinued operations	39,810	239,760	478,322

Net income	146,151	470,983	614,115
Noncontrolling interests' and participating securities' share in earnings	(15,952)	(24,485)	(27,905)
Preferred stock dividends	(21,130)	(21,130)	(21,130)

Net income applicable to common shares	$109,069	$425,368	$565,080

Basic earnings per common share:
Continuing operations	$0.25	$0.78	$0.42
Discontinued operations	0.15	1.01	2.30

Net income applicable to common shares	$0.40	$1.79	$2.72

Diluted earnings per common share:
Continuing operations	$0.25	$0.78	$0.42
Discontinued operations	0.15	1.01	2.28

Net income applicable to common shares	$0.40	$1.79	$2.70

Weighted average shares used to calculate earnings per common share:
Basic	274,216	237,301	207,924

Diluted	274,631	237,972	208,920

Dividends declared per common share	$1.84	$1.82	$1.78

See accompanying Notes to Consolidated Financial Statements.

HCP, Inc.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except per share data)

	Preferred Stock		Common Stock			Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)
					Additional Paid-In Capital			Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
January 1, 2007	11,820	$285,173	198,599	$198,599	$3,108,908	$(316,369)	$17,725	$3,294,036	$161,765	$3,455,801
Comprehensive income:
Net income	—	—	—	—	—	589,015	—	589,015	25,100	614,115
Change in net unrealized gains (losses) on securities:
Unrealized losses	—	—	—	—	—	—	(10,490)	(10,490)	—	(10,490)
Less reclassification adjustment realized in net income	—	—	—	—	—	—	176	176	—	176
Unrealized losses on cash flow hedges	—	—	—	—	—	—	(9,647)	(9,647)	—	(9,647)
Change in Supplemental Executive Retirement Plan obligation	—	—	—	—	—	—	102	102	—	102
Foreign currency translation adjustment	—	—	—	—	—	—	32	32	—	32

Total comprehensive income								569,188	25,100	594,288
Issuance of common stock, net	—	—	17,894	17,894	599,757	—	—	617,651	(3,702)	613,949
Repurchase of common stock	—	—	(84)	(84)	(3,038)	—	—	(3,122)	—	(3,122)
Exercise of stock options	—	—	410	410	7,704	—	—	8,114	—	8,114
Amortization of deferred compensation	—	—	—	—	11,408	—	—	11,408	—	11,408
Preferred dividends	—	—	—	—	—	(21,130)	—	(21,130)	—	(21,130)
Common dividends ($1.78 per share)	—	—	—	—	—	(372,436)	—	(372,436)	—	(372,436)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(22,345)	(22,345)
Noncontrolling interests in acquired assets	—	—	—	—	—	—	—	—	180,698	180,698
Purchase of noncontrolling interests	—	—	—	—	—	—	—	—	(2,245)	(2,245)

December 31, 2007	11,820	$285,173	216,819	$216,819	$3,724,739	$(120,920)	$(2,102)	$4,103,709	$339,271	$4,442,980
Comprehensive income:
Net income	—	—	—	—	—	448,495	—	448,495	22,488	470,983
Change in net unrealized gains (losses) on securities:
Unrealized losses	—	—	—	—	—	—	(88,266)	(88,266)	—	(88,266)
Less reclassification adjustment realized in net income	—	—	—	—	—	—	7,230	7,230	—	7,230
Change in net unrealized gains (losses) on cash flow hedges:
Unrealized losses	—	—	—	—	—	—	(1,485)	(1,485)	—	(1,485)
Less reclassification adjustment realized in net income	—	—	—	—	—	—	3,999	3,999	—	3,999
Change in Supplemental Executive Retirement Plan obligation	—	—	—	—	—	—	292	292	—	292
Foreign currency translation adjustment	—	—	—	—	—	—	(830)	(830)	—	(830)

Total comprehensive income								369,435	22,488	391,923

HCP, Inc.

CONSOLIDATED STATEMENTS OF EQUITY (Continued)

(In thousands, except per share data)

	Preferred Stock		Common Stock			Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)
					Additional Paid-In Capital			Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Issuance of common stock, net	—	—	36,233	36,233	1,126,769	—	—	1,163,002	(111,467)	1,051,535
Repurchase of common stock	—	—	(99)	(99)	(3,085)	—	—	(3,184)	—	(3,184)
Exercise of stock options	—	—	648	648	11,539	—	—	12,187	—	12,187
Amortization of deferred compensation	—	—	—	—	13,765	—	—	13,765	—	13,765
Preferred dividends	—	—	—	—	—	(21,130)	—	(21,130)	—	(21,130)
Common dividends ($1.82 per share)	—	—	—	—	—	(436,513)	—	(436,513)	—	(436,513)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(28,375)	(28,375)
Purchase of noncontrolling interests	—	—	—	—	—	—	—	—	(15,348)	(15,348)

December 31, 2008	11,820	$285,173	253,601	$253,601	$4,873,727	$(130,068)	$(81,162)	$5,201,271	$206,569	$5,407,840
Comprehensive income:
Net income	—	—	—	—	—	131,690	—	131,690	14,461	146,151
Change in net unrealized gains (losses) on securities:
Unrealized gains (losses)	—	—	—	—	—	—	82,816	82,816	—	82,816
Less reclassification adjustment realized in net income	—	—	—	—	—	—	(4,197)	(4,197)	—	(4,197)
Change in net unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses)	—	—	—	—	—	—	179	179	—	179
Less reclassification adjustment realized in net income	—	—	—	—	—	—	781	781	—	781
Change in Supplemental Executive Retirement Plan obligation	—	—	—	—	—	—	(521)	(521)	—	(521)
Foreign currency translation adjustment	—	—	—	—	—	—	(30)	(30)	—	(30)

Total comprehensive income								210,718	14,461	225,179
Issuance of common stock, net	—	—	39,664	39,664	831,552	—	—	871,216	(23,045)	848,171
Repurchase of common stock	—	—	(110)	(110)	(2,575)	—	—	(2,685)	—	(2,685)
Exercise of stock options	—	—	393	393	7,033	—	—	7,426	—	7,426
Amortization of deferred compensation	—	—	—	—	14,388	—	—	14,388	—	14,388
Preferred dividends	—	—	—	—	—	(21,130)	—	(21,130)	—	(21,130)
Common dividends ($1.84 per share)	—	—	—	—	—	(495,942)	—	(495,942)	—	(495,942)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(15,541)	(15,541)
Purchase of noncontrolling interests	—	—	—	—	(4,725)	—	—	(4,725)	(4,372)	(9,097)

December 31, 2009	11,820	$285,173	293,548	$293,548	$5,719,400	$(515,450)	$(2,134)	$5,780,537	$178,072	$5,958,609

See accompanying Notes to Consolidated Financial Statements.

HCP, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$146,151	$470,983	$614,115
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate, in-place lease and other intangibles:
Continuing operations	319,583	313,404	258,264
Discontinued operations	542	7,832	22,915
Amortization of above and below market lease intangibles, net	(14,780)	(8,440)	(6,056)
Stock-based compensation	14,388	13,765	11,408
Amortization of debt premiums, discounts and issuance costs, net	8,328	9,869	17,781
Straight-line rents	(46,688)	(39,463)	(49,725)
Interest accretion	(39,172)	(27,019)	(8,739)
Deferred rental revenue	12,804	13,931	9,027
Equity income from unconsolidated joint ventures	(3,511)	(3,326)	(5,645)
Distributions of earnings from unconsolidated joint ventures	7,273	6,745	5,264
Gain on sales of real estate and real estate interest	(37,321)	(229,189)	(414,469)
Gain on early repayment of debt	—	(2,396)	—
Marketable securities (gains) losses, net	(8,876)	7,230	(2,233)
Derivative losses, net	69	4,577	—
Impairments	75,514	27,451	—
Recovery of loan losses	—	—	(386)
Impairments of unconsolidated joint ventures	—	400	—
Changes in:
Accounts receivable	4,408	10,681	(13,115)
Other assets	(6,881)	(1,315)	(11,989)
Accrued liability for litigation provision	101,973	—	—
Accounts payable and other accrued liabilities	(18,170)	(7,023)	26,634

Net cash provided by operating activities	515,634	568,697	453,051

Cash flows from investing activities:
Cash used in other acquisitions and development of real estate	(96,528)	(155,531)	(425,464)
Lease commissions and tenant and capital improvements	(40,702)	(59,991)	(49,669)
Proceeds from sales of real estate	72,272	639,585	887,218
Cash used in SEUSA acquisition, net of cash acquired	—	—	(2,982,689)
Contributions to unconsolidated joint ventures	(7,975)	(3,579)	(3,641)
Distributions in excess of earnings from unconsolidated joint ventures	6,869	8,400	478,293
Purchase of marketable securities	—	(30,089)	(26,647)
Proceeds from sales of marketable securities	157,122	10,700	53,817
Proceeds from sales of interests in unconsolidated joint ventures	—	2,855	—
Principal repayments on loans receivable and direct financing leases	10,952	16,790	104,009
Investments in loans receivable and direct financing leases, net	(165,494)	(3,162)	(923,534)
Decrease in restricted cash	2,078	1,349	192

Net cash provided by (used in) investing activities	(61,406)	427,327	(2,888,115)

Cash flows from financing activities:
Net borrowings (repayments) under bank line of credit	(150,000)	(801,700)	327,200
Repayments of term and bridge loans	(320,000)	(1,030,000)	(1,904,593)
Borrowings under term and bridge loans	—	200,000	2,750,000
Repayments of mortgage debt	(234,080)	(225,316)	(97,882)
Issuance of mortgage debt	1,942	579,557	143,421
Repayments and repurchases of senior unsecured notes	(7,735)	(300,000)	(20,000)
Issuance of senior unsecured notes	—	—	1,100,000
Settlement of cash flow hedges, net	—	(9,658)	—
Debt issuance costs	(860)	(12,657)	(27,044)
Net proceeds from the issuance of common stock and exercise of options	852,912	1,060,538	618,854
Dividends paid on common and preferred stock	(517,072)	(457,643)	(393,566)
Purchase of noncontrolling interests	(9,097)	—	—
Distributions to noncontrolling interests	(15,541)	(37,852)	(23,462)

Net cash provided by (used in) financing activities	(399,531)	(1,034,731)	2,472,928

Net increase (decrease) in cash and cash equivalents	54,697	(38,707)	37,864
Cash and cash equivalents, beginning of year	57,562	96,269	58,405

Cash and cash equivalents, end of year	$112,259	$57,562	$96,269

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

(2)   Summary of Significant Accounting Policies

  Use of Estimates

        Management is required to make estimates and assumptions in the preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP"). These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from management's estimates.

  Principles of Consolidation

        The consolidated financial statements include the accounts of HCP, its wholly-owned subsidiaries and joint ventures that it controls, through voting rights or other means. All material intercompany transactions and balances have been eliminated in consolidation.

        At inception of joint venture transactions, the Company identifies entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and determines which business enterprise is the primary beneficiary of its operations. A variable interest entity is broadly defined as an entity where either (i) the equity investors as a group, if any, do not have a controlling financial interest, or (ii) the equity investment at risk is insufficient to finance that entity's activities without additional subordinated financial support. The Company consolidates investments in VIEs when it is determined to be the primary beneficiary at either the inception of the VIE or upon the occurrence of a qualifying reconsideration event. Qualifying reconsideration events include, but are not limited to, the modification of contractual arrangements that affect the characteristics or adequacy of the entity's equity investments at risk and the disposal of all or a portion of an interest held by the primary beneficiary. At December 31, 2009, the Company did not consolidate any significant variable interest entities.

        The Company uses qualitative and quantitative approaches when determining whether it is (or is not) the primary beneficiary of a VIE. Consideration of various factors includes, but is not limited to, the form of the Company's ownership interest, its representation on the entity's governing body, the size and seniority of its investment, various cash flow scenarios related to the VIE, its ability and the rights of other investors to participate in policy making decisions and to replace the manager of and/or liquidate the venture.

        For its investments in joint ventures, the Company evaluates the type of rights held by the limited partner(s), which may preclude consolidation in circumstances in which the sole general partner would otherwise consolidate the limited partnership. The assessment of limited partners' rights and their impact on the presumption of control over a limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if (i) there is a change to the terms or in the exercisability of the rights of the limited partners, (ii) the sole general

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

partner increases or decreases its ownership in the limited partnership interests, or (iii) there is an increase or decrease in the number of outstanding limited partnership interests. The Company similarly evaluates the rights of managing members of limited liability companies.

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

        The initial carrying value of investments in unconsolidated joint ventures is based on the amount paid to purchase the joint venture interest or the estimated fair value of the assets prior to the sale of interests in the joint venture. To the extent that the Company's cost basis is different from the basis reflected at the joint venture level, the basis difference is generally amortized over the lives of the related assets and liabilities and included in the Company's share of equity in earnings of the joint venture. The Company evaluates its equity method investments for impairment based upon a comparison of the estimated fair value of the equity method investment to its carrying value. When the Company determines a decline in the estimated fair value of an investment in an unconsolidated joint venture below its carrying value is other-than-temporary, an impairment is recorded. The Company recognizes gains on the sale of interests in joint ventures to the extent the economic substance of the transaction is a sale.

        The Company's estimated fair values for its equity method investments are based on discounted cash flow models that include all estimated cash inflows and outflows over a specified holding period and, where applicable, any estimated debt premiums or discounts. Capitalization rates, discount rates and credit spreads utilized in these models are based upon assumptions that the Company believes to be within a reasonable range of current market rates for the respective investments.

  Revenue Recognition

        The Company recognizes rental revenue from tenants on a straight-line basis over the lease term when collectibility is reasonably assured and the tenant has taken possession or controls the physical use of the leased asset. For assets acquired subject to leases, the Company recognizes revenue upon acquisition of the asset provided the tenant has taken possession or controls the physical use of the leased asset. If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to, the following criterion:

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

        Tenant recoveries related to the reimbursement of real estate taxes, insurance, repairs and maintenance, and other operating expenses are recognized as revenue in the period the expenses are incurred. The reimbursements are recognized and presented gross, as the Company is generally the primary obligor with respect to purchasing goods and services from third-party suppliers, has discretion in selecting the supplier and bears the associated credit risk.

        For leases with minimum scheduled rent increases, the Company recognizes income on a straight-line basis over the lease term when collectibility is reasonably assured. Recognizing rental income on a straight-line basis for leases results in recognized revenue amounts which differ from those that are contractually due from tenants. If the Company determines that collectibility of straight-line rents is not reasonably assured, the Company limits future recognition to amounts contractually owed and paid, and, when appropriate, establishes an allowance for estimated losses.

        The Company maintains an allowance for doubtful accounts, including an allowance for straight-line rent receivables, for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. The Company monitors the liquidity and creditworthiness of its tenants and operators on an ongoing basis. This evaluation considers industry and economic conditions, property performance, credit enhancements and other factors. For straight-line rent amounts, the Company's assessment is based on amounts estimated to be recoverable over the term of the lease. At December 31, 2009 and 2008, the Company had an allowance of $49 million and $40 million, respectively, included in other assets, as a result of the Company's determination that collectibility is not reasonably assured for certain straight-line rent amounts.

        The Company receives management fees from its investments in certain joint venture entities for various services provided as the managing member of the entities. Management fees are recorded as revenue when management services have been performed. Intercompany profit for management fees is eliminated.

        The Company recognizes gains on sales of properties upon the closing of the transaction with the purchaser. Gains on properties sold are recognized using the full accrual method when the collectibility of the sales price is reasonably assured, the Company is not obligated to perform additional activities that may be considered significant, the initial investment from the buyer is sufficient and other profit recognition criteria have been satisfied. Gains on sales of properties may be deferred in whole or in part until the requirements for gain recognition have been met.

        The Company uses the direct finance method of accounting to record income from direct financing leases ("DFLs"). For leases accounted for as DFLs, the future minimum lease payments are recorded as a receivable. The difference between the future minimum lease payments and estimated residual values, less the cost of the properties, is recorded as unearned income. Unearned income is deferred and amortized to income over the lease terms to provide a constant yield when collectibility of the

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

lease payments is reasonably assured. Investments in DFLs are presented net of unamortized and unearned income.

        Loans receivable are classified as held-for-investment based on management's intent and ability to hold the loans for the foreseeable future or to maturity. Loans held-for-investment are carried at amortized cost and are reduced by a valuation allowance for estimated credit losses as necessary. The Company recognizes interest income on loans, including the amortization of discounts and premiums, using the effective interest method. The effective interest method is applied on a loan-by-loan basis when collectibility of the future payments is reasonably assured. Premiums and discounts are recognized as yield adjustments over the life of the related loans. Loans are transferred from held-for-investment to held for sale when management's intent is to no longer hold the loans for the foreseeable future. Loans held for sale are recorded at the lower of cost or estimated fair value.

        Allowances are established for loans and DFLs based upon an estimate of probable losses for the individual loans and DFLs deemed to be impaired. Loans and DFLs are impaired when it is deemed probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan or lease. An allowance is based upon the Company's assessment of the borrower's or lessee's overall financial condition, resources and payment record; the prospects for support from any financially responsible guarantors; and, if appropriate, the realizable value of any collateral. These estimates consider all available evidence including the expected future cash flows discounted at the loan's or DFL's effective interest rate, estimated fair value of collateral, general economic conditions and trends, historical and industry loss experience, and other relevant factors, as appropriate.

        Loans and DFLs are placed on non-accrual status when management determines that the collectibility of contractual amounts is not reasonably assured. While on non-accrual status, loans or DFLs are either accounted for on a cash basis, in which income is recognized only upon receipt of cash, or on a cost-recovery basis, in which all cash receipts reduce the carrying value of the loan or DFL, based on the Company's expectation of future collectibility.

  Real Estate

        The Company's real estate assets, consisting of land, buildings and improvements are recorded at cost. Costs are allocated at acquisition, including the assumption of liabilities, to the acquired tangible assets and identifiable intangibles based on their estimated fair values. The Company assesses estimated fair value based on cash flow projections that utilize appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, as well as market and economic conditions. The estimated fair value of tangible assets of an acquired property is based on the value of the property as if it was vacant.

        The Company records acquired "above and below" market leases at their estimated fair value using discount rates which reflect the risks associated with the leases acquired. The amount recorded is based on the present value of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management's estimate of fair market lease rates for each in-place lease, measured over a period equal to the remaining term of the lease for above market leases and the initial term plus the extended term for any leases with below market renewal options. Other intangible assets acquired include amounts for in-place lease values that are based on the Company's evaluation of the specific characteristics of each tenant's lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes estimates of lost rents at market rates during

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the hypothetical expected lease-up periods, which are dependent on local market conditions and expected trends. In estimating costs to execute similar leases, the Company considers leasing commissions, legal and other related costs.

        The Company capitalizes direct construction and development costs, including predevelopment costs, interest, property taxes, insurance and other costs directly related and essential to the acquisition, development or construction of a real estate asset. The Company capitalizes construction and development costs while substantive activities are ongoing to prepare an asset for its intended use. The Company considers a construction project as substantially complete and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of significant construction activity. Costs incurred after a project is substantially complete and ready for its intended use, or after development activities have ceased, are expensed as incurred. For redevelopment of existing operating properties, the Company capitalizes costs based on the net carrying value of the existing property under redevelopment plus the cost for the construction and improvement incurred in connection with the redevelopment. Costs previously capitalized related to abandoned acquisitions or developments are charged to earnings. Expenditures for repairs and maintenance are expensed as incurred. The Company considers costs incurred in conjunction with re-leasing properties, including tenant improvements and lease commissions, to represent the acquisition of productive assets and, accordingly, such costs are reflected as investment activities in the Company's statement of cash flows.

        The Company computes depreciation on properties using the straight-line method over the assets' estimated useful life. Depreciation is discontinued when a property is identified as held for sale. Buildings and improvements are depreciated over useful lives ranging up to 45 years. Above and below market lease intangibles are amortized primarily to revenue over the remaining noncancellable lease terms and bargain renewal periods, if any. Other in-place lease intangibles are amortized to expense over the remaining noncancellable lease term and bargain renewal periods, if any.

  Impairment of Long-Lived Assets and Goodwill

        The Company assesses the carrying value of real estate assets and related intangibles ("real estate assets"), whenever events or changes in circumstances indicate that the carrying value of such asset or asset group may not be recoverable. The Company tests its real estate assets for impairment by comparing the sum of the expected undiscounted cash flows to the carrying value of the real estate asset or asset group. If the carrying value exceeds the expected undiscounted cash flows, an impairment loss will be recognized by adjusting the carrying value of the real estate assets to their estimated fair value.

        Goodwill is tested for impairment at least annually and whenever the Company identifies triggering events that may indicate an impairment has occurred by applying a two-step approach. Potential impairment indicators include a significant decline in real estate valuations, restructuring plans or a significant decline in the Company's market capitalization value. The Company tests for impairment of its goodwill by comparing the estimated fair value of a reporting unit containing goodwill to its carrying value. If the carrying value exceeds the estimated fair value, the second step of the test is needed to measure the amount of potential goodwill impairment. The second step requires the estimated fair value of the reporting unit to be allocated to all the assets and liabilities of the reporting unit as if it had been acquired in a business combination at the date of the impairment test. The excess estimated fair value of the reporting unit over the estimated fair value of assets and liabilities is the implied value of goodwill and is used to determine the amount of impairment. The Company selected the fourth quarter of each fiscal year to perform its annual impairment test.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Assets Held for Sale and Discontinued Operations

        Certain long-lived assets are classified as held for sale and are reported at the lower of their carrying value or their estimated fair value less costs to sell and are no longer depreciated. Discontinued operations is a component of an entity that has either been disposed of or is deemed to be held for sale if, (i) the operations and cash flows of the component have been or will be eliminated from ongoing operations as a result of the disposal transaction, and (ii) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction.

  Assets Held for Contribution

        Properties classified as held for contribution to joint ventures are not included in discontinued operations due to the Company's continuing interest in the ventures.

  Share-Based Compensation

        Share-based compensation expense for share-based awards granted on or after January 1, 2006 to employees, including grants of employee stock options, are recognized in the statement of operations based on their estimated fair value. Compensation expense for awards with graded vesting schedules is generally recognized ratably over the period from the grant date to the date when the award is no longer contingent on the employee providing additional services.

  Cash and Cash Equivalents

        Cash and cash equivalents consist of cash on hand and short-term investments with original maturities of three months or less when purchased. The Company maintains cash deposits with major financial institutions which periodically exceed the Federal Deposit Insurance Corporation insurance limit. The Company has not experienced any losses to date related to its cash or cash equivalents.

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

        The Company recognizes all derivative instruments, including embedded derivatives required to be bifurcated, as assets or liabilities in the Company's consolidated balance sheets at their estimated fair value. Changes in the estimated fair value of derivative instruments that are not designated as hedges or that do not meet the criteria of hedge accounting are recognized in earnings. For derivatives designated in qualifying cash flow hedging relationships, the change in the estimated fair value of the effective portion of the derivatives is recognized in accumulated other comprehensive income (loss), whereas the change in the estimated fair value of the ineffective portion is recognized in earnings. For

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

derivatives designated in qualifying fair value hedging relationships, the change in the estimated fair value of the effective portion of the derivatives offsets the change in the estimated fair value of the hedged item, whereas the change in the estimated fair value of the ineffective portion is recognized in earnings.

        The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. This process includes designating all derivatives that are part of a hedging relationship to specific forecasted transactions as well as recognized obligations or assets in the consolidated balance sheet. The Company also assesses and documents, both at inception of the hedging relationship and on a quarterly basis thereafter, whether the derivatives that are designated in hedging transactions are highly effective in offsetting the designated risks associated with the respective hedged items. If it is determined that a derivative ceases to be highly effective as a hedge, or that it is probable the underlying forecasted transaction will not occur, the Company discontinues hedge accounting prospectively and records the appropriate adjustment to earnings based on the current estimated fair value of the derivative.

  Income Taxes

        In 1985, HCP, Inc. elected REIT status and believes it has always operated so as to continue to qualify as a REIT under Sections 856 to 860 of the Internal Revenue code of 1986, as amended (the "Code"). Accordingly, HCP, Inc. will not be subject to U.S. federal income tax, provided that it continues to qualify as a REIT and makes distributions to stockholders equal to or in excess of its taxable income. On July 27, 2007, the Company formed HCP Life Science REIT, a consolidated subsidiary, which elected REIT status for the year ended December 31, 2007. HCP, Inc. and its consolidated REIT subsidiary are each subject to the REIT qualification requirements under Sections 856 to 860 of the Code. If either REIT fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates and may be ineligible to qualify as a REIT for four subsequent tax years.

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

  Marketable Securities

        The Company classifies its marketable equity and debt securities as available-for-sale. These securities are carried at their estimated fair value with unrealized gains and losses recognized in stockholders' equity as a component of accumulated other comprehensive income (loss). Gains or losses on securities sold are determined based on the specific identification method. When the Company determines declines in the estimated fair value of marketable securities are other-than-temporary, a loss is recognized in earnings.

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

  Segment Reporting

        The Company's segments are based on its internal method of reporting which classifies operations by healthcare sector. The Company's business operations include five segments: (i) senior housing, (ii) life science, (iii) medical office, (iv) hospital and (v) skilled nursing.

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

  Noncontrolling Interests and Mandatorily Redeemable Financial Instruments

        The Company reports arrangements with noncontrolling interests as a component of equity separate from the parent's equity. The Company accounts for purchases or sales of equity interests that do not result in a change in control as equity transactions. In addition, net income attributable to the noncontrolling interest is included in consolidated net income on the face of the consolidated statement of income and, upon a gain or loss of control, the interest purchased or sold, as well as any interest retained, is recorded at its estimated fair value with any gain or loss recognized in earnings.

        As of December 31, 2009, there were 4.3 million non-managing member units outstanding in six limited liability companies, in each of which the Company is the managing member: (i) HCPI/Tennessee, LLC; (ii) HCPI/Utah, LLC; (iii) HCPI/Utah II, LLC; (iv) HCP DR California, LLC; (v) HCP DR Alabama, LLC; and (vi) HCP DR MCD, LLC. The Company consolidates these entities since it exercises control, and noncontrolling interests in these entities are carried at cost. The non-managing member LLC Units ("DownREIT units") are exchangeable for an amount of cash approximating the then-current market value of shares of the Company's common stock or, at the Company's option, shares of the Company's common stock (subject to certain adjustments, such as stock splits and reclassifications). Upon exchange of DownREIT units for the Company's common stock, the carrying amount of the DownREIT units is reclassified to stockholders' equity. In April 2008, as a result of the non-managing member converting its remaining HCPI/Indiana, LLC DownREIT units, HCPI/Indiana, LLC became a wholly-owned subsidiary. At December 31, 2009, the carrying and market value of the 4.3 million DownREIT units were $170.5 million and $179.7 million, respectively.

        Accounting for mandatorily redeemable financial instruments, among other things, requires that in specific instances they are classified as liabilities and recorded at their estimated settlement value each reporting period. Certain consolidated joint ventures of the Company have limited-lives (in excess of ninety years) and are considered to be mandatorily redeemable upon final or other specified liquidation events. As of December 31, 2009, the Company has nine limited-life entities that have an estimated

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

settlement value of the associated noncontrolling minority interest component of approximately $7.5 million, which is $5.9 million more than the current carrying amount.

  Preferred Stock Redemptions

        The Company recognizes the excess of the redemption value of cumulative redeemable preferred stock redeemed over its carrying amount as a charge to income. The carrying value of preferred shares that are redeemed is reduced by the amount of original issuance costs, regardless of where in stockholders' equity those costs are reflected (see Note 13).

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

  Fair Value Measurement

        The Company measures and discloses the estimated fair value of nonfinancial and financial assets and liabilities utilizing a hierarchy of valuation techniques based on whether the inputs to a fair value measurement are considered to be observable or unobservable in a marketplace. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. This hierarchy requires the use of observable market data when available. These inputs have created the following fair value hierarchy:

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

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        If quoted market prices or inputs are not available, fair value measurements are based upon valuation models that utilize current market or independently sourced market inputs, such as interest rates, option volatilities, credit spreads, market capitalization rates, etc. Items valued using such internally-generated valuation techniques are classified according to the lowest level input that is significant to the fair value measurement. As a result, the asset or liability could be classified in either Level 2 or 3 even though there may be some significant inputs that are readily observable. Internal fair value models and techniques used by the Company include discounted cash flow and Black Scholes valuation models. The Company also considers its counterparty's and own credit risk on derivatives and other liabilities measured at their estimated fair value. The Company has elected the mid-market pricing expedient when estimating fair value.

  Earnings per Share

        Basic earnings per common share is computed by dividing net income applicable to common shares by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is calculated by including the effect of dilutive securities.

        On January 1, 2009, the Company adopted the participating securities provision of Financial Accounting Standard Board ("FASB") Accounting Standard Codification ("ASC") 260-10, Earnings Per Share—Overall ("ASC 260-10"). ASC 260-10 addresses whether instruments granted in share-based payment awards are participating securities prior to vesting, and therefore, are included in the earnings allocation when computing earnings per share under the two-class method as described in ASC 260-10. In accordance with ASC 260-10, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, all prior-period earnings per share data presented was adjusted retrospectively with no material impact.

  Recent Accounting Pronouncements

        In April 2009, the FASB issued additional disclosure provisions of ASC 825-10, Financial Instruments—Overall ("ASC 825-10"). ASC 825-10 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies in addition to the annual financial statements. ASC 825-10 is effective for interim periods ending after June 15, 2009. Prior period presentation is not required for comparative purposes at initial adoption. The adoption of ASC 825-10 on June 30, 2009 did not have a material impact on the Company's consolidated financial position or results of operations.

        In April 2009, the FASB issued an amendment to ASC 320-10, Investment-Debt and Equity Securities—Overall ("ASC 320-10"). ASC 320-10 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The amended provision of ASC 320-10 is effective for fiscal years and interim periods ending after June 15, 2009. The adoption of ASC 320-10 on June 30, 2009 did not have a material impact on the Company's consolidated financial position or results of operations.

        In April 2009, the FASB issued an amendment to ASC 820-10, Fair Value Measurements and Disclosures—Overall ("ASC 820-10"). ASC 820-10 provides additional guidance for estimating fair value when the volume and level of activity for both financial and nonfinancial assets or liabilities have significantly decreased. ASC 820-10 is effective for fiscal years and interim periods ending after

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 15, 2009 and shall be applied prospectively. The adoption of ASC 820-10 on June 30, 2009 did not have a material impact on the Company's consolidated financial position or results of operations.

        In May 2009, the FASB issued ASC 855, Subsequent Events ("ASC 855"). ASC 855 provides general guidelines to account for the disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. These guidelines are consistent with current accounting requirements, but clarify the period, circumstances, and disclosures for properly identifying and accounting for subsequent events. ASC 855 is effective for interim periods and fiscal years ending after June 15, 2009. The adoption of ASC 855 on June 30, 2009 did not have a material impact on the Company's consolidated financial position or results of operations.

        In June 2009, the FASB issued Accounting Standards Update No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities ("Update No. 2009-17"). Update No. 2009-17 requires enterprises to perform a qualitative approach to determining whether or not a variable interest entity will need to be consolidated on a continuous basis. This evaluation will be based on an enterprise's ability to direct and influence the activities of a variable interest entity that most significantly impact its economic performance. Update No. 2009-17 is effective for interim periods and fiscal years beginning after November 15, 2009. The adoption of Update No. 2009-17 on January 1, 2010 did not have a material impact on the Company's consolidated financial position or results of operations.

        In June 2009, the FASB Accounting Standards Codification (the "Codification") was issued in the form of ASC 105, Generally Accepted Accounting Principles ("ASC 105"). Upon issuance, Codification became the single source of authoritative, nongovernmental U.S. GAAP. Codification reorganized U.S. GAAP pronouncements into accounting topics, which are displayed using a single structure. Certain SEC guidance is also included in Codification and will follow a similar topical structure in separate SEC sections. ASC 105 is effective for interim periods and fiscal years ending after September 15, 2009. The adoption of the Codification on September 30, 2009 did not have a material impact on the Company's consolidated financial position or results of operations.

        In August 2009, the FASB issued Accounting Standards Update No. 2009-04, Accounting for Redeemable Equity Instruments—Amendment to Section 480-10-S99 (SEC Update) ("Update No. 2009-04"). This update requires that preferred securities, or instruments with similar characteristics, such as noncontrolling interests, that are redeemable for cash or other assets be classified outside of permanent equity if they are redeemable (i) at a fixed or determinable price on a fixed or determinable date, (ii) at the option of the holder, or (iii) upon the occurrence of an event that is not solely within the control of the issuer. The SEC believes that it is necessary to highlight the future cash obligations attached to this type of security so as to distinguish it from permanent capital. The adoption of Update No. 2009-04 upon issuance did not have a material impact on the Company's consolidated financial position or results of operations.

        In January 2010, the FASB issued Accounting Standards Update No. 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification. The amendments in this update clarify that a decrease in ownership resulting from sales of in substance real estate should be accounted for under the guidelines in ASC Sub Topics 360-20, Property, Plant, and Equipment, and ASC Sub Topics 976-605, Retail/Land. This update is consistent with the Company's current accounting application for sales of in substance real estate and did not have a material impact on the consolidated financial position or results of operations.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Reclassifications

        Certain amounts in the Company's consolidated financial statements for prior periods have been reclassified to conform to the current period presentation. Assets sold or held for sale and associated liabilities have been reclassified on the consolidated balance sheets and operating results reclassified from continuing to discontinued operations (see Note 5). All prior period interest earned on loans receivable and other interest bearing investments have been reclassified to "interest income" as a component of revenues from "other income, net" as a result of a significant increase in the Company's investments in loans receivable. In addition, all prior period noncontrolling interests on the consolidated balance sheets have been reclassified as a component of equity and all prior period noncontrolling interests' share of earnings on the consolidated statements of operations have been reclassified to clearly identify net income attributable to the noncontrolling interest.

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

        Under the purchase method of accounting, the assets and liabilities of SEUSA were recorded at their relative fair values as of the acquisition date. During the year ended December 31, 2008, the Company revised its initial purchase price allocation for its acquired interest in SEUSA, which resulted in the reallocation of $51 million among buildings and improvements, development costs and construction in progress, land, intangible assets and investments in and advances to unconsolidated joint ventures from its preliminary allocation at December 31, 2007. The changes from the Company's initial purchase price allocation did not have a significant impact on the Company's results of operations for the year ended December 31, 2008.

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

        The related assets, liabilities and results of operations of SEUSA are included in the consolidated financial statements from the date of acquisition.

  Pro Forma Results of Operations

        The following unaudited pro forma consolidated results of operations for the year ended December 31, 2007 assume that the acquisition of SEUSA was completed as of January 1, 2007 as shown below (in thousands, except per share amounts):

Revenues	$1,067,925
Net income	478,195
Basic earnings per common share	$2.06
Diluted earnings per common share	2.05

        Pro forma data may not be indicative of the results that would have been obtained had the acquisition actually occurred as of January 1, 2007, nor does it intend to be a projection of future results.

(4)   Real Estate Property Investments

        During the year ended December 31, 2009, the Company funded an aggregate of $119 million for construction, tenant and other capital improvement projects, primarily in its life science segment.

        During the year ended December 31, 2008, the Company acquired a senior housing facility for $11 million, purchased a joint venture interest valued at $29 million and funded an aggregate of $158 million for construction and other capital improvement projects, primarily in its life science segment. During 2008, three of the Company's life science facilities located in South San Francisco were placed into service.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5)   Dispositions of Real Estate and Discontinued Operations

  Dispositions of Real Estate

        During the year ended December 31, 2009, the Company sold 14 properties for $72 million and recognized gain on sales of real estate of $37 million. The Company's sales of properties during the year ended December 31, 2009 were made from the following segments: (i) $46 million of hospital, including a hospital located in Los Gatos, California, for $45 million; (ii) $15 million of senior housing; and (iii) $11 million of medical office.

        During the year ended December 31, 2008, the Company sold 51 properties for approximately $643 million and recognized on sales of real estate of $229 million. The Company's sales of properties were made from the following segments: (i) $427 million of hospital, (ii) $97 million of skilled nursing, (iii) $95 million of medical office and (iv) $24 million of senior housing.

  Dispositions of Real Estate Interests

        On January 5, 2007, the Company formed a senior housing joint venture ("HCP Ventures II"), which included 25 properties valued at $1.1 billion that were encumbered by a $686 million secured debt facility. The 25 properties included in this joint venture were acquired in the Company's acquisition of CNL Retirement Properties, Inc. ("CRP") in 2006 and were classified as held for contribution within three months from the close of the CRP acquisition. These assets were not depreciated or amortized prior to their contribution, as these assets were held for contribution, and the value allocated to these assets was based on the disposition proceeds received. The Company received approximately $280 million in proceeds, including a one-time acquisition fee of $5.4 million, which is included in investment management fee income. No gain or loss was recognized for the sale of a 65% interest in this joint venture. The Company acts as the managing member and receives asset management fees.

        On April 30, 2007, the Company formed a medical office building joint venture, HCP Ventures IV, LLC ("HCP Ventures IV"), which included 55 properties valued at approximately $585 million that were encumbered by a $344 million secured debt facility. Upon the disposition of an 80% interest in this venture, the Company received proceeds of $196 million, including a one-time acquisition fee of $3 million, which is included in investment management fee income, and recognized a gain of $10.1 million. The Company acts as the managing member and receives asset management fees.

  Properties Held for Sale

        At December 31, 2008, the carrying amount of assets held for sale aggregated to $35.7 million. No properties were held for sale as of December 31, 2009.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Results from Discontinued Operations

        The following table summarizes operating income from discontinued operations, impairments and gains on sales of real estate included in discontinued operations (dollars in thousands):

	Year Ended December 31,
	2009	2008	2007
Rental and related revenues	$3,830	$37,681	$115,584
Other revenues	232	55	3,138

Total revenues	4,062	37,736	118,722
Depreciation and amortization expenses	542	7,832	22,915
Operating expenses	599	8,327	13,050
Other costs and expenses	307	1,831	8,763

Operating income from discontinued operations, net	$2,614	$19,746	$73,994

Impairments	$125	$9,175	$—

Gains on sales of real estate, net	$37,321	$229,189	$404,328

Number of properties held for sale	—	14	65
Number of properties sold	14	51	97

Number of properties included in discontinued operations	14	65	162

(6)   Net Investment in Direct Financing Leases

        The components of net investment in DFLs consisted of the following (dollars in thousands):

	Year Ended December 31,
	2009	2008
Minimum lease payments receivable	$1,338,634	$1,373,283
Estimated residual values	467,248	467,248
Allowance for DFL losses	(54,957)	—
Less unearned income	(1,150,848)	(1,192,297)

Net investment in direct financing leases	$600,077	$648,234

Properties subject to direct financing leases	30	30

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

        Lease payments due to the Company relating to three land-only DFLs, along with the land, are subordinate to and serve as collateral for first mortgage construction loans entered into by Erickson Retirement Communities and its affiliate entities ("Erickson") to fund development costs related to the

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

properties. During the three months ended December 31, 2008, the Company determined that two of these DFLs were impaired and began recognizing income on a cost-recovery basis. As a result of Erickson's October 19, 2009 bankruptcy filing, the Company recorded a provision for DFL losses (impairment charges) of $15.1 million for the three months ending September 30, 2009 related to the two DFLs above, which was based on the Company's estimate of the present value of future cash flows that would result from what was viewed as the probable outcome of Erickson's reorganization plan. At that time, the Company determined that an impairment charge would not be required for the third DFL since that asset was performing, nor would an impairment charge be required for a $10 million participation in a senior construction loan, for which Erickson is the borrower, since the estimated fair value of the underlying collateral supporting the loan was sufficient for the Company to recover its investment.

        On December 23, 2009, an auction was concluded with respect to Erickson's assets, and on December 30, 2009, Erickson filed an amended plan of reorganization providing additional detail about the results of the auction and the allocation of auction proceeds. The amended plan proposed that the Company would not be entitled to any of the proceeds with respect to the three DFLs and would receive only a nominal recovery with respect to the Company's participation in the senior construction loan. Additionally, on January 4, 2010, Erickson served the Company with adversary complaints claiming, among other things, that the Company's interest as a landlord under the DFLs should be treated as if it were instead the interest of a lender with a security interest in the properties. While Erickson's amended plan of reorganization has not been confirmed in the bankruptcy proceedings, the Company concluded that, as a result of the auction, the subsequent allocation of the auction proceeds and management's evaluation of Erickson's pursuit of remedies consistent with the extinguishment of the Company's DFL interests, it was appropriate to reduce the carrying value of these assets to a nominal amount associated with the expected partial recovery of the participation interest in the senior construction loan. Notwithstanding the foregoing, the Company intends to continue to pursue legal remedies to maximize its recovery with respect to the DFL investments and the loan participation interest.

        For the three months ended December 31, 2009, the Company recorded a provision for DFL losses of $39.8 million and a provision for loan loss of $8.1 million, an amount that represented substantially all of the Erickson related assets' carrying value. During the year ended December 31, 2009, the Company recognized $3.1 million of income relating to the three DFLs. The Company includes provisions for DFL and loan losses in impairments in its consolidated statements of income.

        Future minimum lease payments contractually due under direct financing leases at December 31, 2009, were as follows (in thousands):

Year	Amount(1)
2010	$39,885
2011	40,997
2012	42,140
2013	43,316
2014	44,525
Thereafter	1,072,814

$1,283,677

(1)
Amounts presented do not include minimum lease payments due from Erickson for the three impaired DFLs discussed above.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7)   Loans Receivable

        The following table summarizes the Company's loans receivable (in thousands):

	December 31,
	2009			2008
	Real Estate Secured	Other Secured	Total	Real Estate Secured	Other Secured	Total
Mezzanine	$—	$999,118	$999,118	$—	$999,891	$999,891
Other	783,798	84,079	867,877	71,004	81,062	152,066
Unamortized discounts, fees and costs	(115,422)	(66,196)	(181,618)	—	(83,262)	(83,262)
Allowance for loan losses	(8,148)	(4,291)	(12,439)	—	(241)	(241)

	$660,228	$1,012,710	$1,672,938	$71,004	$997,450	$1,068,454

        Following is a summary of loans receivable secured by real estate at December 31, 2009 (in thousands):

Final Payment Due	Number of Loans	Payment Terms	Initial Principal Amount	Carrying Amount
2010	4	Monthly interest-only payments of $14,000, at 6.00% secured by an assisted living facility in South Carolina; monthly interest and principal payments of $190,000 at 11.55% secured by two skilled nursing facilities in Colorado; monthly interest and principal payments of $5,800, at 9.00% secured by an assisted living facility in Georgia; and monthly interest-only payments of $42,000 at 5.50% secured by an assisted living facility in Texas.	$33,947	$16,449
2011	1	Monthly interest and principal payments of $37,000 at 10.44% secured by an assisted living facility in North Carolina.	3,859	2,896
2013	1	Monthly interest-only payments at LIBOR plus 1.25% (1.48%) secured by 331 skilled nursing facilities in 30 states.	719,922	603,943
2014	1	Monthly interest and principal payments of $16,000 at 11.00% secured by a skilled nursing facility in Montana.	1,900	1,632
2016	1	Monthly interest payments of $250,000 at 8.50% secured by a hospital in Texas.	35,308	35,308

	8		$794,936	$660,228

        At December 31, 2009, minimum future principal payments, net of allowance for loan losses, to be received on loans receivable, including those secured by real estate, are $95 million in 2010, $3 million in 2011, $1.72 billion in 2013, $2 million in 2016 and $35 million thereafter.

        On October 5, 2006, through its merger with CRP, the Company acquired an interest-only, senior secured term loan made to an affiliate of the Cirrus Group, LLC ("Cirrus"). The loan had a maturity date of December 31, 2008, with a one-year extension period at the option of the borrower, subject to

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

certain conditions, under which amounts were borrowed to finance the acquisition, development, syndication and operation of new and existing surgical partnerships. The loan accrues interest at a rate of 14.0%, of which 9.5% is payable monthly and the balance of 4.5% is deferred until maturity. The loan is collateralized by all of the assets of the borrower (comprised primarily of interests in partnerships operating surgical facilities, some of which are on the premises of properties owned by HCP Ventures IV or the Company) and is supported in part by limited guarantees made by certain principals of Cirrus. Recourse under certain of these guarantees is limited to the guarantors' respective interests in certain entities owning real estate that are pledged to secure such guarantees. At December 31, 2008, the borrower did not meet the conditions necessary to exercise its extension option and did not repay the loan upon maturity. On April 22, 2009, new terms for extending the maturity date of the loan were agreed to, including the payment of a $1.1 million extension fee, and the maturity date was extended to December 31, 2010. In July 2009, the Company issued a notice of default for the borrower's failure to make interest payments. Through December 31, 2009 the borrower has failed to make seven of its contractual payments. In December 2009, the Company determined the loan was impaired and recognized a provision for loan loss of $4.3 million, which is included in impairments in the consolidated statements of income. This provision for loan loss resulted from discussions that began in December of 2009 to restructure the loan. The proposed terms of the loan restructure include an extension of the maturity date and a reduction of the contractual interest rate for a portion of the outstanding principal balance. At December 31, 2009 and 2008, the carrying value of this loan, including accrued interest of $5.2 million and $0.6 million, respectively, was $83.5 million and $80 million, respectively. During the year ended December 31, 2009, the Company recognized interest income from this loan of $11.2 million and received cash payments from the borrower of $2.4 million.

        On December 21, 2007, the Company made an investment in mezzanine loans having an aggregate par value of $1.0 billion at a discount of $130 million, which resulted in an acquisition cost of $900 million, as part of the financing for The Carlyle Group's $6.3 billion purchase of Manor Care, Inc. These interest-only loans mature in January 2013 and bear interest on their par values at a floating rate of one-month London Interbank Offered Rate ("LIBOR") plus 4.0%. These loans are mandatorily pre-payable in January 2012 unless the borrower satisfies certain performance conditions. At closing, the loans were secured by an indirect pledge of equity ownership in 339 HCR ManorCare facilities located in 30 states and were subordinate to other debt of approximately $3.6 billion. At December 31, 2009, the carrying value of these loans was $934 million.

        On August 3, 2009, the Company purchased a $720 million participation in the first mortgage debt of HCR ManorCare at a discount of $130 million, which resulted in an acquisition cost of $590 million. The $720 million participation bears interest at LIBOR plus 1.25% and represents 45% of the $1.6 billion most senior tranche of HCR ManorCare's mortgage debt incurred as part of the above mentioned financing for The Carlyle Group's acquisition of Manor Care, Inc. in December 2007. The mortgage debt matures in January 2013 if the borrower meets certain performance conditions and exercises a one-year extension option, and was secured by a first lien on 331 facilities located in 30 states at closing. At December 31, 2009, the carrying value of the participation in this loan was $604 million.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8)   Investments in and Advances to Unconsolidated Joint Ventures

        The Company owns interests in the following entities which are accounted for under the equity method at December 31, 2009 (dollars in thousands):

Entity(1)	Properties	Investment(2)	Ownership%
HCP Ventures II	25 senior housing facilities	$138,878	35
HCP Ventures III, LLC	13 MOBs	10,823	30
HCP Ventures IV, LLC	54 MOBs and 4 hospitals	40,037	20
HCP Life Science(3)	4 life science facilities	64,076	50-63
Horizon Bay Hyde Park, LLC	1 senior housing development	7,927	75
Suburban Properties, LLC	1 MOB	3,429	67
Advances to unconsolidated joint ventures, net		2,808

		$267,978

Edgewood Assisted Living Center, LLC(4)(5)	1 senior housing facility	$(322)	45
Seminole Shores Living Center, LLC(4)(5)	1 senior housing facility	(802)	50

		$266,854

(1)
These joint ventures are not considered VIEs and are not consolidated since the Company does not control the entities through voting rights or other means. See Note 2 regarding the Company's policy on consolidation.

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

(4)
As of December 31, 2009, the Company has guaranteed in the aggregate $4 million of a total of $8 million of mortgage debt for these joint ventures. No amounts have been recorded related to these guarantees at December 31, 2009.

(5)
Negative investment amounts are included in accounts payable and accrued liabilities.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Summarized combined financial information for the Company's unconsolidated joint ventures follows (in thousands):

	December 31,
	2009	2008
Real estate, net	$1,655,754	$1,703,308
Other assets, net	189,841	184,297

Total assets	$1,845,595	$1,887,605

Mortgage debt	$1,159,589	$1,172,702
Accounts payable	38,255	39,883
Other partners' capital	462,243	488,860
HCP's capital(1)	185,508	186,160

Total liabilities and partners' capital	$1,845,595	$1,887,605

	Year Ended December 31,
	2009	2008	2007(2)
Total revenues	$184,102	$182,543	$154,748
Net income (loss)	(341)	(1,720)	8,532
HCP's equity income	3,511	3,326	5,645
Fees earned by HCP	5,312	5,923	13,581
Distributions received, net	14,142	15,145	483,557

(1)
Aggregate basis difference of the Company's investments in these joint ventures of $79 million, as of December 31, 2009, is primarily attributable to real estate and related intangible assets.

(2)
Includes the results of operations from HCP Ventures II, whose combined entities were wholly-owned consolidated subsidiaries of the Company prior to January 5, 2007. Includes the results of operations from HCP Ventures IV, LLC, whose subsidiaries were wholly-owned consolidated subsidiaries of the Company prior to April 30, 2007.

(9)   Intangibles

        At December 31, 2009 and 2008, intangible lease assets, comprised of lease-up intangibles, above market tenant lease intangibles, below market ground lease intangibles and intangible assets related to non-compete agreements, were $592.1 million and $679.4 million, respectively. At December 31, 2009 and 2008, the accumulated amortization of intangible assets was $202.4 million and $173.9 million, respectively. The remaining weighted average amortization period of intangible assets was 9 and 10 years at December 31, 2009 and 2008, respectively.

        At December 31, 2009 and 2008, below market lease intangibles and above market ground lease intangibles were $284.2 million and $293.4 million, respectively. At December 31, 2009 and 2008, the accumulated amortization of intangible liabilities was $83.9 million and $60.8 million, respectively. The remaining weighted-average amortization period of unfavorable market lease intangibles is approximately 9 years at December 31, 2009 and 2008.

        For the years ended December 31, 2009, 2008 and 2007, rental income includes additional revenues of $16.4 million, $9.0 million and $6.2 million, respectively, from the amortization of net below market lease intangibles. For the years ended December 31, 2009, 2008 and 2007, operating expense includes additional expense of $0.4 million, $0.4 million and $0.3 million, respectively, from the amortization of net above market ground lease intangibles. For the years ended December 31, 2009,

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2008 and 2007, depreciation and amortization expense includes additional expense of $63.3 million, $74.0 million and $57.7 million, respectively, from the amortization of lease-up and non-compete agreement intangibles.

        On October 5, 2006, the Company acquired CRP in a merger. Through the purchase method of accounting, the Company allocated $35 million of above-market lease intangibles related to 15 senior housing facilities that were operated by Sunrise Senior Living, Inc. and its subsidiaries ("Sunrise"). In June 2009, in a subsequent review of the related calculations of the relative fair value of these lease intangibles, the Company noted valuation errors, which resulted in an aggregate overstatement of the above-market lease intangible assets and an aggregate understatement of building and improvements of $28 million. In the periods from October 5, 2006 through March 31, 2009, these errors resulted in an understatement of rental and related revenues and depreciation expense of approximately $6 million and $2 million, respectively. The Company recorded the related corrections in June 2009, and determined that such misstatements to the Company's results of operations or financial position during the periods from October 5, 2006 through June 30, 2009 were immaterial.

        Estimated aggregate amortization of intangible assets and liabilities for each of the five succeeding fiscal years and thereafter follows (in thousands):

	Intangible Assets	Intangible Liabilities	Net Intangible Amortization
2010	$63,444	$27,322	$36,122
2011	46,459	23,392	23,067
2012	41,922	22,544	19,378
2013	39,762	22,025	17,737
2014	35,457	20,036	15,421
Thereafter	162,654	84,941	77,713

	$389,698	$200,260	$189,438

(10) Other Assets

        The Company's other assets consisted of the following (in thousands):

	December 31,
	2009	2008
Marketable debt securities	$172,799	$228,660
Marketable equity securities	3,521	3,845
Straight-line rent assets, net	158,674	112,038
Deferred debt issuance costs, net	18,607	23,512
Goodwill	50,346	51,746
Other	100,767	81,320

Total other assets	$504,714	$501,121

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The cost or amortized cost, estimated fair value and gross unrealized gains and losses on marketable securities follows (in thousands):

			Gross Unrealized
	Cost(1)	Fair Value	Gains	Losses
December 31, 2009:
Debt securities	$160,830	$172,799	$11,969	$—
Equity securities	3,685	3,521	236	(400)

Total investments	$164,515	$176,320	$12,205	$(400)

December 31, 2008:
Debt securities	$295,138	$228,660	$—	$(66,478)
Equity securities	4,181	3,845	—	(336)

Total investments	$299,319	$232,505	$—	$(66,814)

(1)
Represents original cost basis reduced by other-than-temporary impairments and discount or premium accretion recorded through earnings, if any.

        At December 31, 2009, $141 million of the Company's marketable debt securities accrue interest at 9.625% and mature in November 2016 and $20 million accrue interest at 9.25% and mature in May 2017. The issuers of these notes may elect to pay interest in cash or by issuing additional notes for all or a portion of the interest payments. In November 2008, the issuer of the Company's 9.625% debt securities elected to make its next interest payment by issuing additional notes, and in May 2009, the Company received $14 million of additional debt securities in lieu of its cash interest payment. In May 2009, the issuer of the Company's 9.625% debt securities elected to make its next interest payment in cash.

        Marketable securities with unrealized losses at December 31, 2009 are not considered to be other-than-temporarily impaired as the Company has the intent and ability to hold these investments for a period of time sufficient to allow for an anticipated recovery in fair value.

        During the year ended December 31, 2008, the Company purchased $32 million of marketable debt securities for $30 million that accrue interest at 9.625% and mature on November 15, 2016. During the year ended December 31, 2009 and 2008, the Company sold marketable debt securities for $157 million and $11 million, which resulted in gains of approximately $9.3 million and $0.7 million, respectively. During the year ended December 31, 2008, the Company also recognized losses related to other-than-temporary decline in the value of marketable equity securities of $8 million. Gains, losses and other-than-temporary impairment losses related to available-for-sale marketable securities are included in other income, net.

(11) Debt

  Bank Line of Credit and Bridge and Term Loans

        The Company's revolving line of credit facility with a syndicate of banks provides for an aggregate borrowing capacity of $1.5 billion and matures on August 1, 2011. This revolving line of credit facility accrues interest at a rate per annum equal to LIBOR plus a margin ranging from 0.325% to 1.00%, depending upon the Company's debt ratings. The Company pays a facility fee on the entire revolving commitment ranging from 0.10% to 0.25%, depending upon its debt ratings. Based on the Company's debt ratings at December 31, 2009, the margin on the revolving line of credit facility was 0.55% and the

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

facility fee was 0.15%. At December 31, 2009, the Company had no outstanding amounts drawn under this revolving line of credit facility. At December 31, 2009, a $103 million letter of credit was issued against its revolving line of credit facility as a result of the Ventas litigation judgment. For further information regarding the Ventas litigation judgment see Note 12.

        At December 31, 2009, the outstanding balance of the Company's term loan was $200 million with a maturity date of August 1, 2011. The term loan accrues interest at a rate per annum equal to LIBOR plus a margin ranging from 1.825% to 2.375%, depending upon the Company's debt ratings (weighted-average effective interest rate of 2.70% at December 31, 2009). Commencing on October 25, 2010, the margin on this loan will increase by an additional 0.25% through its maturity. Based on the Company's debt ratings at December 31, 2009, the margin on the term loan was 2.00%.

        The Company's revolving line of credit facility and term loan contain certain financial restrictions and other customary requirements, including cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the agreement (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 65%, (iii) require a Fixed Charge Coverage ratio of 1.75 times, and (iv) require a formula-determined Minimum Consolidated Tangible Net Worth of $4.9 billion at December 31, 2009. At December 31, 2009, the Company was in compliance with each of these restrictions and requirements of the revolving line of credit facility and term loan.

        On May 8, 2009, the Company repaid the remaining $320 million outstanding balance under its bridge loan credit facility, which accrued interest at a rate per annum equal to LIBOR plus a margin ranging from 0.425% to 1.25%, with proceeds received from the issuance of shares of its common stock.

  Senior Unsecured Notes

        At December 31, 2009, the Company had $3.5 billion in aggregate principal amount of senior unsecured notes outstanding with interest rates ranging from 1.15% to 7.07%. The weighted-average effective interest rate on the senior unsecured notes at December 31, 2009 was 6.12%. Discounts and premiums are amortized to interest expense over the term of the related senior unsecured notes.

        In September 2008, the Company repaid $300 million of maturing senior unsecured notes which accrued interest based on three-month LIBOR index plus 0.45%. The senior unsecured notes were repaid with funds available under the Company's revolving line of credit facility.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following is a summary of senior unsecured notes outstanding at December 31, 2009 (dollars in thousands):

Maturity	Principal Amount	Weighted- Average Interest Rate
2010	$206,421	5.17%
2011	292,265	6.13
2012	250,000	6.67
2013	550,000	5.83
2014	87,000	4.87
2015	400,000	6.64
2016	400,000	6.43
2017	750,000	6.05
2018	600,000	6.85

	3,535,686
Net discounts	(14,361)

	$3,521,325

        The senior unsecured notes contain certain covenants including limitations on debt, cross-acceleration provisions and other customary terms. As of December 31, 2009, the Company was in compliance with these covenants.

  Mortgage and Other Secured Debt

        At December 31, 2009, the Company had $1.8 billion in mortgage debt secured by 165 healthcare facilities with a carrying value of $2.3 billion. Interest rates on the mortgage debt range from 0.31% to 8.63% with a weighted-average effective interest rate of 5.08% at December 31, 2009.

        In May 2008, the Company placed $259 million of seven-year mortgage debt on 21 of its senior housing assets. The assets are cross-collateralized and the debt has a fixed interest rate of 5.83%. The Company received net proceeds aggregating $254 million, which were used to repay outstanding indebtedness under the revolving line of credit facility and bridge loan.

        In September 2008, the Company placed mortgage debt on its senior housing assets aggregating $319 million, which was comprised of $140 million of five-year mortgage financing on four assets and $179 million of eight-year financing on 12 assets. The assets are cross-collateralized and the debt has a weighted-average fixed interest rate of 6.39%. The Company received net proceeds aggregating $312 million, which were used to repay its outstanding indebtedness under the revolving line of credit facility.

        On December 19, 2008, the Company recognized a gain of $2.4 million related to a negotiated early repayment of $120 million of mortgage debt, at a discount, with an original maturity date of January 27, 2009. The mortgage debt was repaid with funds available under the revolving line of credit facility.

        On August 3, 2009, the Company obtained $425 million in secured debt financing in connection with the Company's purchase of a $720 million (par value) participation in the first mortgage debt of HCR ManorCare. This debt matures in January 2013, subject to certain conditions, and is secured by

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the purchased first mortgage debt participation. See Note 7 for additional disclosures regarding this participating interest pledged as collateral for this debt.

        On August 27, 2009, the Company repaid $100 million of variable-rate mortgage debt. The mortgage debt had an original maturity date in January 2010 and was repaid with proceeds from the Company's August 2009 public equity offering.

        The following is a summary of mortgage debt outstanding by maturity date at December 31, 2009 (dollars in thousands):

Maturity	Amount	Weighted Average Interest Rate
2010	$79,690	7.53%
2011	125,569	4.89
2012	41,102	5.43
2013	666,538	2.97
2014	201,762	5.86
2015	380,100	5.94
2016	266,866	6.17
2019	4,489	5.20
Thereafter	65,824	5.72

	1,831,940
Net premiums	2,995

	$1,834,935

        Mortgage debt generally requires monthly principal and interest payments, is collateralized by real estate assets and is generally non-recourse. Mortgage debt typically restricts transfer of the encumbered assets, prohibits additional liens, restricts prepayment, requires payment of real estate taxes, requires maintenance of the assets in good condition, requires maintenance of insurance on the assets and includes conditions to obtain lender consent to enter into and terminate material leases. Some of the mortgage debt is also cross-collateralized by multiple assets and may require tenants or operators to maintain compliance with the applicable leases or operating agreements of such real estate assets.

  Other Debt

        At December 31, 2009, the Company had $99.9 million of non-interest bearing life care bonds at two of its CCRCs and non-interest bearing occupancy fee deposits at another of its senior housing facility, all of which were payable to certain residents of the facilities (collectively, "Life Care Bonds"). At December 31, 2009, $43.3 million of the Life Care Bonds were refundable to the residents upon the resident moving out or to their estate upon death, and $56.6 million of the Life Care Bonds were refundable after the unit is successfully remarketed to a new resident.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Debt Maturities

        The following table summarizes our stated debt maturities and scheduled principal repayments, excluding debt premiums and discounts, at December 31, 2009 (in thousands):

Year	Term Loan	Senior Unsecured Notes	Mortgage and Other Secured Debt	Total(1)
2010	$—	$206,421	$102,958	$309,379
2011	200,000	292,265	146,987	639,252
2012	—	250,000	63,776	313,776
2013	—	550,000	675,104	1,225,104
2014	—	87,000	177,435	264,435
Thereafter	—	2,150,000	665,680	2,815,680

	$200,000	$3,535,686	$1,831,940	$5,567,626

(1)
Excludes $99.9 million of other debt that represents non-interest bearing Life Care Bonds and occupancy fee deposits at three of the Company's senior housing facilities, which have no scheduled maturities.

(12) Commitments and Contingencies

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

        On May 3, 2007, Ventas, Inc. ("Ventas") filed a complaint against the Company in the United States District Court for the Western District of Kentucky asserting claims of tortious interference with contract and tortious interference with prospective business advantage. The complaint alleged, among other things, that the Company interfered with Ventas' purchase agreement with Sunrise Senior Living Real Estate Investment Trust ("Sunrise REIT"); that the Company interfered with Ventas' prospective business advantage in connection with the Sunrise REIT transaction; and that the Company's actions caused Ventas to suffer damages. As part of the same litigation, the Company filed counterclaims against Ventas as successor to Sunrise REIT. On March 25, 2009, the District Court issued an order dismissing the Company's counterclaims. On April 8, 2009, the Company filed a motion for leave to file amended counterclaims. On May 26, 2009, the District Court denied the Company's motion.

        Ventas sought approximately $300 million in compensatory damages plus punitive damages. On July 16, 2009, the District Court dismissed Ventas's claim that HCP interfered with Ventas's purchase agreement with Sunrise REIT, dismissed claims for compensatory damages based on alleged financing and other costs, and allowed Ventas's claim of interference with prospective advantage to proceed to trial. Ventas's claim was tried before a jury between August 18, 2009 and September 4, 2009. During the trial, the District Court dismissed Ventas's claim for punitive damages. On September 4, 2009, the jury returned a verdict in favor of Ventas in the amount of approximately $102 million in compensatory damages. The District Court entered a judgment against the Company in that amount on September 8, 2009, which the Company recorded as a litigation provision expense during the three months ended September 30, 2009.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        On September 22, 2009, the Company filed a motion for judgment as a matter of law or for a new trial. Also on September 22, 2009, Ventas filed a motion seeking approximately $20 million in prejudgment interest and approximately $4 million in additional damages to account for changes in currency exchange rates. The District Court denied both parties' post-trial motions on November 17, 2009. The Company filed a notice of appeal in the United States Court of Appeals for the Sixth Circuit on November 17, 2009; Ventas filed a notice of appeal on November 25, 2009. The court of appeals has set a briefing schedule for the appeal; the court of appeals has not yet set a date for oral argument.

        On June 29, 2009, several of the Company's subsidiaries, together with three of its tenants, filed complaints in the Delaware Court of Chancery against Sunrise Senior Living, Inc. and three of its subsidiaries. A complaint was also filed on behalf of several other of the Company's subsidiaries and one tenant on July 24, 2009 in the United States District Court for the Eastern District of Virginia. The complaints are based on Sunrise's defaults under management and related agreements governing Sunrise's operation of 64 Company subsidiary-owned facilities, 62 of which are leased to the tenants and two of which are leased directly to Sunrise. The complaints generally allege that Sunrise systematically breached various contractual and fiduciary duties by, among other things, (i) failing to maintain licenses necessary to the facilities' operation; (ii) demonstrating a conscious disregard for the facilities' budgets and other controls over expenditures related to the facilities; (iii) failing to provide various marketing and financial reports necessary for the Company's subsidiaries' and the tenants' monitoring of Sunrise's performance; (iv) retaining funds for Sunrise's own benefit, and/or the benefit of its affiliates, that were properly due to the tenants; (v) charging the facilities for inappropriate overhead and similar corporate-level pass-through expenses that should have been borne by Sunrise and/or its affiliates; and (vi) obstructing the Company's subsidiaries' and the tenants' contractually-prescribed audits of Sunrise's operation of the facilities. The Company's subsidiaries also allege that Sunrise's policies constitute a breach of fiduciary duties to the Company's subsidiaries and the tenants. The Company's subsidiaries and tenants are generally seeking judicial confirmation of Sunrise's material defaults of the management agreements and the Company's subsidiaries' and tenants' rights to terminate the agreements for the 64 communities, and associated injunctive relief requiring Sunrise to vacate the facilities after cooperating in the transition of the facilities to another operator. In addition, the Company subsidiaries and tenants are seeking monetary damages related to the defaults. With regard to two of the Company's subsidiary-owned facilities in the State of New York, the relevant Company's subsidiary and tenant also seek judicial confirmation of the impossibility of the parties' performance under the applicable management agreements due to the passage and implementation of new state legislation and related regulations.

        In response to each of the complaints, Sunrise has asserted counterclaims against the Company, and certain of its subsidiaries and tenants alleging that (i) such subsidiaries and tenants have breached contractual duties and the implied covenant of good faith and fair dealing under the management and related agreements; (ii) the Company and its relevant subsidiaries have intentionally interfered with tenants' performance of the management agreements; and (iii) the Company, its relevant subsidiaries and tenants have conspired to harm Sunrise's business and reputation.

        A trial date has not been set by either court. The Company expects that enforcing its and the Companies' subsidiaries' rights, and potentially defending against Sunrise's counterclaims, will require it to expend significant funds. There can be no assurance that the Company's subsidiaries or its tenants will prevail in their claims against Sunrise or in defending against Sunrise's counterclaims.

        On June 30, 2008, the Company, Health Care Property Partners ("HCPP"), a joint venture between the Company and an affiliate of Tenet Healthcare Corporation ("Tenet"), and Tenet executed a definitive settlement agreement relating to complaints filed by certain Tenet subsidiaries against the

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company. On September 19, 2008, the parties closed the transactions contemplated by the settlement agreement, effecting, among other things: (i) the sale of a hospital in Tarzana, California, by the Company to a Tenet affiliate, (ii) the extension of the terms of three other hospitals leased by the Company to affiliates of Tenet, and (iii) the acquisition by the Company of Tenet's 23% interest in HCPP. During the three months ended September 30, 2008, the Company recognized $28.6 million of income from this settlement of the above disputes, which was included in other income, net and a gain on sale of real estate for a hospital sold in Tarzana, California, of $18 million.

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

        At December 31, 2009, the Company had investments in mezzanine and secured loans to HCR ManorCare with an aggregate par value of $1.72 billion and a carrying value of $1.54 billion. At December 31, 2008, the Company had investments in mezzanine loans to HCR ManorCare with an aggregate par value of $1.0 billion and a carrying value of $918 million. At December 31, 2009 and 2008, the carrying value of these investments represented approximately 85% and 77%, respectively, of the Company's skilled nursing segment assets and 13% and 8%, respectively, of total assets. For the years ended December 31, 2009, 2008 and 2007, the Company recognized $81 million, $84 million and $3 million, respectively, in interest income from these investments, which represents approximately 67%, 69% and 7%, respectively, of the Company's skilled nursing segment revenues and 7%, 7% and less than 1%, respectively, of total revenues.

        At December 31, 2009, the Company had 75 of its senior housing facilities, excluding the 15 communities transitioned on October 1, 2009 discussed below, operated by Sunrise. Sunrise is a publicly traded company and is subject to the informational filing requirements of the Securities and Exchange Act of 1934, as amended, and is required to file periodic reports on Form 10-K and Form 10-Q with the SEC. Among other things, Sunrise has disclosed that as of September 30, 2009, it has no borrowing availability under its bank credit facility, has significant scheduled debt maturities in 2009 and 2010 and significant long-term debt that is in default. At December 31, 2009 and 2008, the aggregate carrying value of the Company's gross assets leased to Sunrise represented approximately 40% and 43%, respectively, of the Company's senior housing segment assets and 14% and 16%, respectively, of total assets. For the years ended December 31, 2009, 2008 and 2007, the Company recognized $130 million, $155 million and $159 million, respectively in revenues from these facilities, which represents approximately 37%, 44% and 43%, respectively of the Company's senior housing segment revenues and 11%, 13% and 17%, respectively, of total revenues.

        On October 1, 2009, the Company completed the transition of management agreements on 15 communities operated by Sunrise that were previously terminated for Sunrise's failure to achieve certain performance thresholds. The transition of these facilities to new operators reduced the Company's Sunrise-managed facilities in its portfolio to 75 communities from the original 101 communities HCP acquired in the 2006 CRP transaction. The termination of the management agreements did not require the payment of a termination fee to Sunrise by its tenants or the Company.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On June 30, 2009, the Company recognized impairments of $6 million related to intangible assets associated with 12 of the 15 communities.

        At December 31, 2009 and 2008, the Company's gross real estate assets in the state of California, excluding assets held for sale, represented approximately 33% and 34% of the Company's total assets, respectively.

  DownREIT LLCs

        In connection with the formation of certain DownREIT LLCs, many members contributed appreciated real estate assets to the DownREIT LLCs in exchange for DownREIT units. These contributions are generally tax-deferred, so that the pre-contribution gain related to the property is not taxed to the member. However, if the contributed property is later sold by the DownREIT LLC, the unamortized pre-contribution gain that exists at the date of sale is specially allocated and taxed to the contributing members. In many of the DownREITs, the Company has entered into indemnification agreements with those members who contributed appreciated property into the DownREIT LLCs. Under these indemnification agreements, if any of the appreciated real estate assets contributed by the members is sold by the DownREIT LLC in a taxable transaction within a specified number of years, the Company will reimburse the affected members for the federal and state income taxes associated with the pre-contribution gain that is specially allocated to the affected member under the Code ("make-whole payments"). These make-whole payments include a tax gross-up provision.

  Credit Enhancement Guarantee

        Certain of the Company's senior housing facilities are collateral for $132 million of debt (maturing May 1, 2025) that is owed by a previous owner of the facilities. The Company's obligation under such indebtedness is guaranteed by the debtor who has an investment grade credit rating. These senior housing facilities, which are classified as DFLs, were acquired in the Company's merger with CRP. As of December 31, 2009, the facilities have a carrying value of $357 million.

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

  General Uninsured Losses

        The Company obtains various types of insurance to mitigate the impact of property, business interruption, liability, flood, windstorm, earthquake, environmental and terrorism related losses. The Company attempts to obtain appropriate policy terms, conditions, limits and deductibles considering the relative risk of loss, the cost of such coverage and current industry practice. There are, however, certain types of extraordinary losses, such as those due to acts of war or other events that may be either uninsurable or not economically insurable. In addition, the Company has a large number of properties that are exposed to earthquake, flood and windstorm occurrences for which the related insurances carry high deductibles. Should a significant uninsured loss occur at a property, the Company's assets may become impaired.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Tenant Purchase Options

        Certain leases contain purchase options whereby the tenant may elect to acquire the underlying real estate. Annualized lease payments (base rent only) to be received from these leases, including DFLs, subject to purchase options, in the year that the purchase options are exercisable, are summarized as follows (dollars in thousands):

Year	Annualized Base Rent	Number of Properties
2010	$15,065	15
2011	1,227	2
2012	600	1
2013	30,513	22
2014	33,785	15
Thereafter	97,864	53

	$179,054	108

  Rental Expense

        The Company's rental expense attributable to continuing operations for the years ended December 31, 2009, 2008 and 2007 was approximately $6.0 million, $6.0 million and $8.2 million, respectively. These rental expense amounts include ground rent and other leases. Ground leases generally require fixed annual rent payments and may also include escalation clauses and renewal options. These leases have terms that expire during the next 94 years, excluding extension options. Future minimum lease obligations under non-cancelable ground leases as of December 31, 2009 were as follows (in thousands):

Year	Amount
2010	$4,857
2011	5,076
2012	5,185
2013	5,269
2014	4,642
Thereafter	175,368

$200,397

(13) Stockholders' Equity

  Preferred Stock

        The following summarizes cumulative redeemable preferred stock outstanding at December 31, 2009:

Series	Shares Outstanding	Issue Price	Dividend Rate	Callable at Par on or After
Series E	4,000,000	$25/share	7.25%	September 15, 2008
Series F	7,820,000	$25/share	7.10%	December 3, 2008

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The Series E and Series F preferred stock have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities of the Company. Holders of each series of preferred stock generally have no voting rights, except under limited conditions, and all holders are entitled to receive cumulative preferential dividends based upon each series' respective liquidation preference. To preserve the Company's status as a REIT, each series of preferred stock is subject to certain restrictions on ownership and transfer. Dividends are payable quarterly in arrears on the last day of March, June, September and December. The Series E and Series F preferred stock are currently redeemable at the Company's option.

        Distributions with respect to the Company's preferred stock can be characterized for federal income tax purposes as taxable ordinary dividends, capital gain dividends, nontaxable distributions or a combination thereof. Following is the characterization of the Company's annual preferred stock dividends per share:

	Series E			Series F
	December 31,			December 31,
	2009	2008	2007	2009	2008	2007
	(unaudited)
Ordinary dividends	$1.2572	$0.8144	$0.6681	$1.2312	$0.7975	$0.6542
Capital gain dividends	0.5553	0.9981	1.1444	0.5438	0.9775	1.1208

	$1.8125	$1.8125	$1.8125	$1.7750	$1.7750	$1.7750

        On February 1, 2010, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.45313 per share on its Series E cumulative redeemable preferred stock and $0.44375 per share on its Series F cumulative redeemable preferred stock. These dividends will be paid on March 31, 2010 to stockholders of record as of the close of business on March 15, 2010.

  Common Stock

        Distributions with respect to the Company's common stock can be characterized for federal income tax purposes as taxable ordinary dividends, capital gain dividends, nontaxable distributions or a combination thereof. Following is the characterization of the Company's annual common stock dividends per share:

	Year Ended December 31,
	2009	2008	2007
	(unaudited)
Ordinary dividends	$1.2763	$0.8178	$0.6561
Capital gain dividends	0.5637	1.0022	1.1239

	$1.8400	$1.8200	$1.7800

        On February 1, 2010, the Company announced that its Board declared a quarterly cash dividend of $0.465 per share. The common stock cash dividend will be paid on February 23, 2010 to stockholders of record as of the close of business on February 11, 2010.

        During 2009 and 2008, the Company issued 133,000 and 438,000 shares of common stock, respectively, under its Dividend Reinvestment and Stock Purchase Plan ("DRIP"). The Company issued 393,000 and 648,000 shares upon exercise of stock options during December 31, 2009 and 2008, respectively.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        During 2009 and 2008, the Company issued 305,000 and 157,000 shares of restricted stock, respectively, under the Company's 2000 Stock Incentive Plan, as amended, and the Company's 2006 Performance Incentive Plan. The Company also issued 194,000 and 142,000 shares upon the vesting of performance restricted stock units during December 31, 2009 and 2008, respectively.

        During 2009 and 2008, the Company issued 556,000 and 3.7 million shares of our common stock upon the conversion of 545,000 and 2.8 million DownREIT units, respectively.

        In connection with HCP's addition to the S&P 500 Index on March 28, 2008, the Company issued 12.5 million shares of common stock at a price per share of $32.78 on April 2, 2008. In a separate transaction, the Company issued 4.5 million shares at a price per share of $33.32 to a REIT-dedicated institutional investor on April 2, 2008. The aggregate net proceeds received from these offerings were approximately $558 million, which were used to repay a portion of the Company's outstanding indebtedness under its revolving line of credit facility.

        On August 11, 2008, the Company issued 14.95 million shares of common stock at a price per share of $33.50 and received net proceeds of approximately $481 million, which were used to repay a portion of its outstanding indebtedness under the Company's bridge loan credit facility.

        On May 8, 2009, the Company completed a $440 million public offering of 20.7 million shares of common stock at a price per share of $21.25. The Company received net proceeds of $422 million, which were used to repay all amounts of indebtedness outstanding under the bridge loan credit facility with the remainder used for general corporate purposes.

        On August 10, 2009, the Company completed a $441 million public offering of 17.8 million shares of its common stock at a price of $24.75 per share. The Company received net proceeds of $423 million, which were used to repay the total outstanding indebtedness under the Company's revolving line of credit facility, including borrowings for the acquired participation in the first mortgage debt of HCR ManorCare, with the remainder used for general corporate purposes.

  Accumulated Other Comprehensive Loss ("AOCI")

	December 31,
	2009	2008
	(in thousands)
AOCI—unrealized gains (losses) on available-for-sale securities, net	$11,805	$(66,814)
AOCI—unrealized losses on cash flow hedges, net	(10,769)	(11,729)
Supplemental Executive Retirement Plan minimum liability	(2,342)	(1,821)
Cumulative foreign currency translation adjustment	(828)	(798)

Total accumulated other comprehensive loss	$(2,134)	$(81,162)

  Noncontrolling Interests

        On March 30, 2009, the Company purchased for $9 million the noncontrolling interests in three senior housing joint ventures for $9 million. The three senior housing joint venture interests had a carrying value of $4 million upon acquisition. The $5 million excess of the payment above the carrying value of the noncontrolling interests was charged to additional paid-in capital.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) Segment Disclosures

        The Company evaluates its business and makes resource allocations based on its five business segments: (i) senior housing, (ii) life science, (iii) medical office, (iv) hospital, and (v) skilled nursing. Under the senior housing, life science, hospital and skilled nursing segments, the Company invests primarily in single operator or tenant properties, through the acquisition and development of real estate or through investment in debt issued by operators in these sectors. Under the medical office segment, the Company invests through the acquisition of MOBs that are primarily leased under gross or modified gross leases, which are generally to multiple tenants and require a greater level of property management. The acquisition of SEUSA on August 1, 2007 resulted in a change to the Company's reportable segments. Prior to the SEUSA acquisition, the Company operated through two reportable segments—triple-net leased properties and medical office buildings. The senior housing, life science, hospital and skilled nursing segments were previously aggregated under the Company's triple-net leased segment. SEUSA's results are included in the Company's consolidated financial statements from the acquisition date of August 1, 2007. The accounting policies of the segments are the same as those described under Summary of Significant Accounting Policies (see Note 2). There were no intersegment sales or transfers during the years ended December 31, 2009 and 2008. The Company evaluates performance based upon property net operating income from continuing operations ("NOI"), and interest income of the combined investments in each segment.

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

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Summary information for the reportable segments follows (in thousands):

        For the year ended December 31, 2009:

Segments	Rental and Related Revenues	Tenant Recoveries	Income From DFLs	Interest Income	Investment Management Fees	Total Revenues	NOI(1)
Senior housing	$290,816	$—	$51,495	$1,147	$2,789	$346,247	$338,373
Life science	214,134	40,845	—	—	4	254,983	207,694
Medical office	260,516	46,748	—	—	2,519	309,783	176,663
Hospital	83,282	1,989	—	40,295	—	125,566	81,398
Skilled nursing	37,747	—	—	82,704	—	120,451	37,546

Total	$886,495	$89,582	$51,495	$124,146	$5,312	$1,157,030	$841,674

        For the year ended December 31, 2008:

Segments	Rental and Related Revenues	Tenant Recoveries	Income From DFLs	Interest Income	Investment Management Fees	Total Revenues	NOI(1)
Senior housing	$288,625	$—	$58,149	$1,183	$3,273	$351,230	$335,401
Life science	208,415	33,932	—	—	5	242,352	198,782
Medical office	259,442	46,960	—	—	2,645	309,047	171,483
Hospital	83,029	1,919	—	43,828	—	128,776	81,684
Skilled nursing	35,925	—	—	85,858	—	121,783	35,925

Total	$875,436	$82,811	$58,149	$130,869	$5,923	$1,153,188	$823,275

        For the year ended December 31, 2007:

Segments	Rental and Related Revenues	Tenant Recoveries	Income From DFLs	Interest Income	Investment Management Fees	Total Revenues	NOI(1)
Senior housing	$291,529	$—	$63,852	$1,504	$8,579	$365,464	$341,690
Life science	79,660	19,311	—	—	—	98,971	72,751
Medical office	273,792	44,529	—	—	5,002	323,323	184,535
Hospital	79,660	1,092	—	42,089	—	122,841	78,745
Skilled nursing	35,172	—	—	7,972	—	43,144	35,172

Total	$759,813	$64,932	$63,852	$51,565	$13,581	$953,743	$712,893

(1)
NOI is a non-GAAP supplemental financial measure used to evaluate the operating performance of real estate. The Company defines NOI as rental revenues, including tenant recoveries and income from direct financing leases, less property-level operating expenses. NOI excludes interest income, investment management fee income, depreciation and amortization, general and administrative expenses, litigation provision, impairments, other income, net, interest expense, income taxes, equity income from unconsolidated joint ventures and discontinued operations. The Company believes NOI provides investors relevant and useful information because it measures the operating performance of the Company's real estate at the property level on an unleveraged basis. The Company uses NOI to make decisions about resource allocations and assess property-level performance. The Company believes that net income is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income as defined by GAAP since it does not reflect the aforementioned excluded items. Further, the Company's definition of NOI may not be comparable to the definition used by other REITs, as those companies may use different methodologies for calculating NOI.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following is a reconciliation from NOI to reported net income, the most direct comparable financial measure calculated and presented in accordance with GAAP (in thousands):

	Years ended December 31,
	2009	2008	2007
Net operating income from continuing operations	$841,674	$823,275	$712,893
Interest income	124,146	130,869	51,565
Investment management fee income	5,312	5,923	13,581
Depreciation and amortization	(319,583)	(313,404)	(258,264)
General and administrative	(78,476)	(73,698)	(67,522)
Litigation provision	(101,973)	—	—
Impairments	(75,389)	(18,276)	—
Gain on sale of real estate interest	—	—	10,141
Other income, net	7,940	25,846	24,395
Interest expense	(298,897)	(348,390)	(355,197)
Income tax expense	(1,924)	(4,248)	(1,444)
Equity income from unconsolidated joint ventures	3,511	3,326	5,645
Total discontinued operations	39,810	239,760	478,322

Net income	$146,151	$470,983	$614,115

        The Company's total assets by segment were:

	December 31,
Segments	2009	2008
Senior housing	$4,342,608	$4,427,289
Life science	3,593,550	3,545,913
Medical office	2,249,721	2,272,151
Hospital	974,043	1,033,206
Skilled nursing	1,801,521	1,190,932

Gross segment assets	12,961,443	12,469,491
Accumulated depreciation and amortization	(1,234,061)	(931,779)

Net segment assets	11,727,382	11,537,712
Real estate held for sale, net	—	35,737
Non-segment assets	482,353	276,377

Total assets	$12,209,735	$11,849,826

        Segment assets include an allocation of the carrying value of goodwill. At December 31, 2009, goodwill is allocated as follows: (i) senior housing—$30.5 million, (ii) medical office—$11.4 million, (iii) hospital—$5.1 million and (iv) skilled nursing—$3.3 million. Due to a significant decrease in our market capitalization during the first quarter of 2009, we performed an interim assessment of the Company's allocated goodwill balances. In connection with this review, the Company recognized an impairment charge of $1.4 million, included in other income, net, for the goodwill allocated to the life science segment. The Company completed the required annual impairment test during the three months ended December 31, 2009. No impairment was recognized based on the results of the annual goodwill impairment test.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) Future Minimum Rents

        Future minimum lease payments to be received, excluding operating expense reimbursements, from tenants under non-cancelable operating leases as of December 31, 2009, are as follows (in thousands):

Year	Amount
2010	$923,706
2011	891,885
2012	849,717
2013	804,579
2014	727,663
Thereafter	4,189,021

$8,386,571

(16) Compensation Plans

  Stock Based Compensation

        On May 11, 2006, the Company's stockholders approved the 2006 Performance Incentive Plan (the "2006 Incentive Plan"). The 2006 Incentive Plan replaced the Company's 2000 Stock Incentive Plan provides for the granting of stock-based compensation, including stock options, restricted stock and performance restricted stock units to officers, employees and directors in connection with their employment with or services provided to the Company. On April 23, 2009, the Company's stockholders amended the 2006 Incentive Plan. As a result of the amendment, the maximum number of shares reserved for awards under the 2006 Incentive Plan, as amended, is 23.2 million shares. The maximum number of shares available for future awards under the 2006 Incentive Plan is 10.9 million shares at December 31, 2009, of which approximately 7.2 million shares may be issued as restricted stock and performance restricted stock units.

  Stock Options

        Stock options are generally granted with an exercise price equal to the fair market value of the underlying stock on the grant date. Stock options generally vest ratably over a five-year period and have a 10-year contractual term. Vesting of certain options may accelerate, as defined in the grant, upon retirement, a change in control, or other specified events.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        A summary of the option activity is presented in the following table (in thousands, except per share amounts):

	Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2008	5,137	$29.08	7.2	$6,838
Granted	2,310
Exercised	(393)
Forfeited	(368)

Outstanding as of December 31, 2009	6,686	$27.49	7.2	$26,611

Exercisable as of December 31, 2009	2,547	$28.03	5.5	$8,640

        The following table summarizes additional information concerning outstanding and exercisable stock options at December 31, 2009 (shares in thousands):

			Weighted Average Remaining Contractual Term (Years)	Currently Exercisable
Range of Exercise Price	Shares Under Options	Weighted Average Exercise Price		Shares Under Options	Weighted Average Exercise Price
$16.03 - $23.34	2,308	$23.18	8.9	72	$18.12
23.50 - 27.52	2,428	26.58	5.1	1,953	26.58
31.95 - 39.72	1,950	33.73	7.8	522	34.85

	6,686	27.49	7.2	2,547	28.03

        The following table summarizes additional information concerning unvested stock options at December 31, 2009 (shares in thousands):

	Shares Under Options	Weighted Average Grant Date Fair Value
Unvested at December 31, 2008	3,099	$2.95
Granted	2,310	2.23
Vested	(902)	2.64
Forfeited	(368)	2.88

Unvested at December 31, 2009	4,139	2.59

        The weighted average fair value per share at the date of grant for options awarded during the years ended December 31, 2009, 2008 and 2007 was $2.23, $2.91 and $5.20, respectively. The total vesting date intrinsic values of shares under options vested during the years ended December 31, 2009, 2008 and 2007 was $1.8 million, $3.5 million and $1.3 million, respectively. The total intrinsic value of vested shares under options at December 31, 2009 was $8.6 million.

        Proceeds received from options exercised under the 2006 Incentive Plan for the years ended December 31, 2009, 2008 and 2007 were $7.4 million, $12.2 million and $8.1 million, respectively. The

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $4.9 million, $5.8 million and $5.3 million, respectively.

        The fair value of the stock options granted during the years ended December 31, 2009, 2008 and 2007 was estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the table below. The risk-free rate is based on the U.S. Treasury yield curve in effect at the grant date. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the historical exercise behavior of employees and turnover rates. Expected volatility was based on historical volatility for a period equal to the stock option's expected life, ending on the grant date, and calculated on a weekly basis.

	2009	2008	2007
Risk-free rate	2.27%	3.15%	4.87%
Expected life (in years)	6.5	7.0	6.5
Expected volatility	26.0%	20.0%	20.0%
Expected dividend yield	7.3%	6.0%	5.5%

  Restricted Stock and Performance Restricted Stock Units

        Under the 2006 Incentive Plan, restricted stock and performance restricted stock units generally have a contractual life or vest over a three- to five-year period. The vesting of certain restricted shares and units may accelerate, as defined in the grant, upon retirement, a change in control and other events. When vested, each performance restricted stock unit is convertible into one share of common stock. The restricted stock and performance restricted stock units are valued on the grant date based on the market price of the Company's common share on that date. Generally, the Company recognizes the fair value of the awards over the applicable vesting period as compensation expense. Upon any exercise or payment of restricted shares or units, the participant is required to pay the related tax withholding obligation. The 2006 Incentive Plan enables the participant to elect to have the Company reduce the number of shares to be delivered to pay the related tax withholding obligation. The value of the shares withheld is dependent on the closing price of the Company's common stock on the date the relevant transaction occurs. During 2009, 2008 and 2007, the Company withheld 110,000, 99,000 and 84,000 shares, respectively, to offset tax withholding obligations.

        The following table summarizes additional information concerning restricted stock and restricted stock units at December 31, 2009 (units and shares in thousands):

Unvested Shares	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2008	864	$31.59	380	$32.38
Granted	342	23.72	305	22.95
Vested	(194)	29.31	(123)	23.63
Forfeited	(32)	32.96	(53)	28.57

Unvested at December 31, 2009	980	26.52	509	27.38

        At December 31, 2009, the weighted average remaining vesting period of restricted stock units and restricted stock was three years. The total fair values of restricted stock and restricted stock units which

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

vested for the years ended December 31, 2009, 2008 and 2007 were $7.6 million, $9.5 million and $9.3 million, respectively.

        On August 14, 2006, the Company granted 219,000 restricted stock units to the Company's Chairman and Chief Executive Officer. The restricted stock units vest over a period of ten years beginning in 2012. Additionally, as the Company pays dividends on its outstanding common stock, the original award will be credited with additional restricted stock units as dividend equivalents (in lieu to receiving a cash payment). Generally, the dividend equivalent restricted stock units will be subject to the same vesting and other conditions as applied to the grant. At December 31, 2009, the total number of restricted stock units under this arrangement was 271,000.

        Total share-based compensation expense recognized during the years ended December 31, 2009, 2008 and 2007 was $14.6 million, $13.8 million and $11.4 million, respectively. As of December 31, 2009, there was $33.2 million of total unrecognized compensation cost, related to unvested share-based compensation arrangements granted under the Company's incentive plans, which is expected to be recognized over a weighted average period of 3 years.

  Employee Benefit Plan

        The Company maintains a 401(k) and profit sharing plan that allows for eligible participants to defer compensation, subject to certain limitations imposed by the Code. The Company provides a matching contribution of up to 4% of each participant's eligible compensation. During 2009, 2008 and 2007, the Company's matching contributions were approximately $0.7 million, $0.7 million and $0.8 million, respectively.

(17) Impairments

        During the year ended December 31, 2009, the Company recognized impairments of $75.5 million as follows: (i) $63.1 million in the senior housing segment related to three DFLs and a participation in a senior construction loan associated with properties operated by Erickson resulting from the conclusion of their bankruptcy auction and their amended reorganization plan, (ii) $5.9 million related to intangible assets on 12 of 15 senior housing communities which were determined to be impaired due to the termination of the Sunrise management agreements effective October 1, 2009 in the senior housing segment, (iii) $4.3 million related to a senior secured term loan to an affiliate of Cirrus as a result of discussions to restructure its loan in the hospital segment and (iv) $2.2 million related to intangible assets associated with the early termination of a lease in the life science segment.

        During the year ended December 31, 2008, the Company recognized impairments of $27.5 million as follows: (i) $12.0 million related to intangible assets associated with the transfer of an 11-property senior housing portfolio, (ii) $3.7 million related to intangible assets associated with the early termination of three leases in the life science segment, (iii) $1.0 million related to intangible assets associated with the early termination of two leases in the hospital segment, (iv) $1.6 million related to two senior housing facilities as a result of a decrease in expected cash flows, and (v) $9.2 million, included in discontinued operations, related to the decrease in expected cash flows and anticipated dispositions of two senior housing properties and one hospital.

(18) Income Taxes

        During the years ended December 31, 2009, 2008 and 2007, the Company's income tax expense was $2.2 million, $3.8 million and $3.5 million, respectively. During the years ended December 31, 2009, 2008 and 2007, the Company's income tax expense from continuing operations was $1.9 million,

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$4.2 million and $1.4 million, respectively. State taxes comprised $1.2 million, or 54%, of total income tax expense in 2009, $1.3 million, or 34%, of total income tax expense in 2008 and $1.7 million, or 49%, of total income tax expense in 2007. The Company's deferred income tax expense and its ending balance in deferred tax assets and liabilities were insignificant for the years ended December 31, 2009, 2008 and 2007.

        At December 31, 2009 and 2008, the tax basis of the Company's net assets is less than the reported amounts by $2.1 billion and $2.3 billion, respectively. The difference between the reported amounts and the tax basis is primarily related to the Company's acquisition of SEUSA.

        The Company files numerous U.S. federal, state and local income and franchise tax returns. With a few exceptions, the Company is no longer subject to U.S. federal, state or local tax examinations by taxing authorities for years prior to 2006.

  CNL Retirement Corp. Merger

        On October 5, 2006, the Company merged with CNL Retirement Corp. ("CRC"), a corporation subject to federal and state income taxes. For federal income tax purposes, the CRC merger was treated as a tax-free transaction resulting in a carry-over tax basis in its assets. At December 31, 2009 and 2008, the Company's net tax basis in the CRC assets is less than reported amounts by $55 million and $62 million, respectively.

  SEUSA Acquisition

        On August 1, 2007, HCP Life Science REIT, a wholly-owned subsidiary, acquired the stock of SEUSA, causing SEUSA to become a qualified REIT subsidiary. As a result of the acquisition, HCP Life Science REIT succeeded to SEUSA's tax attributes, including SEUSA's tax basis in its net assets. Prior to the acquisition, SEUSA was a corporation subject to federal and state income taxes. HCP Life Science REIT will be subject to a corporate-level tax on any taxable disposition of SEUSA's pre-acquisition assets that occur within ten years after the August 1, 2007 acquisition. The corporate-level tax would be assessed only to the extent of the built-in gain that existed on the date of acquisition, based on the estimated fair market value of the assets on August 1, 2007. The Company does not expect to dispose of any assets included in the SEUSA acquisition, if such a disposition would result in the imposition of a material tax liability. As a result, the Company has not recorded a deferred tax liability associated with this corporate-level tax. Gains from asset dispositions occurring more than 10 years after the acquisition will not be subject to this corporate-level tax. However, the Company may dispose of SEUSA assets before the 10-year period if it is able to effect a tax deferred exchange. At December 31, 2009 and 2008, the tax basis of the Company's net assets included in the SEUSA acquisition is less than the reported amounts by $1.7 billion and $1.8 billion, respectively.

        In connection with the SEUSA acquisition, the Company assumed SEUSA's unrecognized tax benefits of $8 million. During 2008, the Company recognized other increases to unrecognized tax benefits of $0.9 million. During 2009, the Company requested approval from federal and state taxing authorities to change the tax position that caused the 2008 increase to unrecognized tax benefits. After receiving approval from the taxing authorities, the Company decreased unrecognized tax benefits by

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$0.9 million. A reconciliation of the Company's beginning and ending unrecognized tax benefits follows (in thousands):

Amount
Balance at January 1, 2007	$—
Additions based on prior years' tax positions	7,975
Additions based on 2007 tax positions	—

Balance at January 1, 2008	7,975
Additions based on prior years' tax positions	587
Additions based on 2008 tax positions	294

Balance at January 1, 2009	8,856
Reductions based on prior years' tax positions	(881)
Additions based on 2009 tax positions	—

Balance at December 31, 2009	$7,975

        The Company anticipates that the balance in unrecognized tax benefits will not change in 2010. During the years ended December 31, 2009, 2008 and 2007, the Company recorded interest expense associated with the unrecognized tax benefits assumed in connection with the SEUSA acquisition of $0.4 million, $0.7 million and $0.4 million, respectively. Interest expense associated with all other unrecognized tax benefits is not significant.

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

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Taxable Income Reconciliation

        The following is a reconciliation of net income available to common stockholders to taxable income available to common stockholders (in thousands):

	Year Ended December 31,
	2009	2008	2007
	(unaudited)
Net income available to common stockholders	$109,069	$425,368	$565,080
Participating securities' share in earnings	1,491	1,997	2,805

Net income available to common stockholders and participating securities	110,560	427,365	567,885
Book to tax differences:
Net gains on dispositions of real estate	(15,976)	73,887	(63,165)
Straight-line rent	(43,678)	(40,821)	(42,796)
Depreciation and amortization	104,937	89,492	(22,433)
Capitalized interest	(20,908)	(25,345)	(7,358)
Prepaid rent and other deferred income	24,544	17,250	11,532
Income from joint ventures	(1,155)	5,572	8,204
Income (loss) from taxable REIT subsidiaries	6,243	2,271	(6,085)
Impairments and loss provisions	118,632	26,674	—
Interest income	(6,127)	(10,746)	(4,705)
Other book/tax differences, net	(2,072)	43	(4,366)

Taxable income available to common stockholders	$275,000	$565,642	$436,713

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19) Earnings Per Common Share

        The following table illustrates the computation of basic and diluted earnings per share (dollars in thousands, except per share and share amounts):

	Year Ended December 31,
	2009	2008	2007
Numerator
Income from continuing operations	$106,341	$231,223	$135,793
Noncontrolling interests' and participating securities' share in continuing operations	(15,952)	(23,900)	(27,161)
Preferred stock dividends	(21,130)	(21,130)	(21,130)

Income from continuing operations applicable to common shares	69,259	186,193	87,502
Discontinued operations	39,810	239,760	478,322
Noncontrolling interests' and participating securities' share in continuing operations	—	(585)	(744)

Net income applicable to common shares	$109,069	$425,368	$565,080

Denominator
Basic weighted average common shares	274,216	237,301	207,924
Dilutive stock options and restricted stock	415	671	996

Diluted weighted average common shares	274,631	237,972	208,920

Basic earnings per common share
Income from continuing operations	$0.25	$0.78	$0.42
Discontinued operations	0.15	1.01	2.30

Net income applicable to common stockholders	$0.40	$1.79	$2.72

Diluted earnings per common share
Income from continuing operations	$0.25	$0.78	$0.42
Discontinued operations	0.15	1.01	2.28

Net income applicable to common shares	$0.40	$1.79	$2.70

        Restricted stock and certain of the Company's performance restricted stock units are considered participating securities which require the use of the two-class method when computing basic and diluted earnings per share. For the years ended December 31, 2009, 2008 and 2007, earnings representing nonforfeitable dividends of $1.5 million, $2.0 million and $2.8 million, respectively, were allocated to the participating securities.

        Options to purchase approximately 4.6 million, 3.0 million and 0.6 million shares of common stock that had an exercise price in excess of the average market price of the common stock during the years ended December 31, 2009, 2008 and 2007, respectively, were not included because they are anti-dilutive. Additionally, 5.9 million shares issuable upon conversion of 4.3 million DownREIT units during 2009, 6.4 million shares issuable upon conversion of 4.8 million DownREIT units during 2008, and 10.1 million shares issuable upon conversion of 7.6 million non-managing member units in 2007 were not included since they are anti-dilutive.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(20) Supplemental Cash Flow Information

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Supplemental cash flow information:
Interest paid, net of capitalized interest and other	$291,936	$344,434	$329,679
Taxes paid	2,280	4,551	1,785
Supplemental schedule of non-cash investing activities:
Capitalized interest	25,917	27,490	12,346
Increase (decrease) in accrued construction costs	(3,870)	(9,041)	13,177
Real estate exchanged in real estate acquisitions	—	—	35,205
Loan received upon real estate disposition	1,001	3,200	—
Supplemental schedule of non-cash financing activities:
Mortgages assumed with real estate acquisitions	—	4,892	17,362
Mortgages included with real estate dispositions	—	—	3,792
Secured debt obtained in purchase of participation in secured loan receivable	425,042	—	—
Restricted stock issued	305	157	282
Vesting of restricted stock units	194	142	121
Cancellation of restricted stock	53	114	41
Conversion of non-managing member units into common stock	23,045	111,467	3,704
Non-managing member units issued in connection with acquisitions	—	—	180,698
Unrealized gains (losses), net on available for sale securities and derivatives designated as cash flow hedges	82,996	(89,751)	(20,673)

        See discussions of the SEUSA acquisition, HCR ManorCare, and HCP Ventures II and HCP Ventures IV transactions in Notes 3, 7 and 8, respectively.

(21) Variable Interest Entities

        During its normal course of business, the Company makes investments through entities that are considered to be variable interest entities. The Company's investments, or variable interests, in these entities are created from leasing and lending arrangements. The Company is not considered to be the primary beneficiary of any of the variable interest entities' operations. The carrying value and classification of the related assets, liabilities and maximum exposure to loss as a result of the Company's involvement with unconsolidated VIEs are presented below (in thousands):

VIE Type	Maximum Loss Exposure(1)	Asset/Liability Type	Carrying Amount
VIE tenants—operating leases	$473,312	Lease intangibles, net and straight-line rent receivables	$8,502
VIE tenants—DFLs	645,951	Net investment in DFLs	215,963
Senior secured loans	83,510	Loans receivable, net	83,510
Mezzanine loans	934,387	Loans receivable, net	934,387

(1)
The Company's maximum loss exposure related to the VIE tenants represents the future minimum lease payments over the remaining term of the respective leases, which may be mitigated by re-leasing the properties to new tenants. The Company's maximum loss exposure related to loans to VIEs represents their current aggregate carrying value.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        At December 31, 2009, the Company had 60 properties leased to a total of eight tenants ("VIE tenants"). These VIE tenants are thinly capitalized entities that rely on the cash flows generated from the senior housing facilities to pay operating expenses, including the rent obligations under their leases. The Company has no formal involvement in these VIE tenants beyond its investment. The Company acquired these leases on October 5, 2006 in its merger with CRP. CRP determined it was not the primary beneficiary of these VIEs, and the Company is required to carry forward CRP's accounting conclusions after the acquisition relative to their primary beneficiary assessments, provided the Company does not believe CRP's accounting to be in error. The Company believes that its accounting for the VIEs is an appropriate application of GAAP. The Company does not consolidate the VIE tenants because it does not expect to absorb the majority of the VIE tenants' operating earnings or losses.

        On October 5, 2006, through its merger with CRP, the Company acquired an interest-only, senior secured term loan made to a borrower that has been identified as a VIE. CRP determined it was not the primary beneficiary of the VIE, and the Company is required to carry forward CRP's accounting conclusions after the acquisition relative to their primary beneficiary assessments, provided the Company does not believe CRP's accounting to be in error. The Company believes that its accounting for the VIE is the appropriate application of GAAP. The Company does not consolidate the VIE because it does not expect to absorb the majority of the VIE's operating earnings or losses. The loan is collateralized by all of the assets of the borrower (comprised primarily of interests in partnerships operating surgical facilities, some of which are on the premises of properties owned by HCP Ventures IV or the Company) and is supported in part by limited guarantees made by certain principals of Cirrus. Recourse under certain of these guarantees is limited to the guarantors' respective interests in certain entities owning real estate that are pledged to secure such guarantees.

        On December 21, 2007, the Company made an investment of approximately $900 million in mezzanine loans where each mezzanine borrower has been identified as a VIE. The Company has determined that it is not the primary beneficiary of these VIEs. The Company has no formal involvement in the VIEs beyond its investment. The Company does not consolidate the VIEs because it does not expect to absorb the majority of the VIEs' operating earnings or losses. At closing, these interest-only loans were secured by an indirect pledge of equity ownership in 339 HCR ManorCare facilities located in 30 states and were subordinate to other debt of approximately $3.6 billion.

        See Note 7 for additional description of the Company's borrower VIEs and its interests therein.

(22) Fair Value Measurements

        The following tables illustrate the Company's fair value measurements of its financial assets and liabilities measured at fair value in the Company's consolidated financial statements. Recognized gains and losses are recorded in other income, net on the Company's consolidated statements of income.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following is a summary of fair value measurements of financial assets and liabilities at December 31, 2009 (in thousands):

Financial Instrument	Fair Value	Level 1	Level 2	Level 3
Marketable debt securities	$172,799	$152,449	$20,350	$—
Marketable equity securities	3,521	3,521	—	—
Interest-rate swap assets(1)	3,523	—	3,523	—
Interest-rate swap liabilities(1)	(3,438)	—	(3,438)	—
Warrants(1)	1,732	—	—	1,732

	$178,137	$155,970	$20,435	$1,732

(1)
Interest rate swaps and common stock warrants are valued using observable and unobservable market assumptions, as well as standardized derivative pricing models.

(23) Disclosures About Fair Value of Financial Instruments

        The carrying values of cash and cash equivalents, restricted cash, receivables, payables, and accrued liabilities are reasonable estimates of fair value because of the short-term maturities of these instruments. Fair values for loans receivable, bank line of credit, bridge and term loans, credit facilities, mortgage and other secured debt, and other debt are estimates based on rates currently prevailing for similar instruments of similar maturities. The estimated fair values of the interest-rate swaps and warrants were determined based on observable and unobservable market assumptions using standardized derivative pricing models. The fair values of the senior unsecured notes and marketable equity and debt securities were determined based on market quotes.

	December 31,
	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Loans receivable, net	$1,672,938	$1,728,599	$1,068,454	981,128
Marketable debt securities	172,799	172,799	228,660	228,660
Marketable equity securities	3,521	3,521	3,845	3,845
Warrants	1,732	1,732	1,460	1,460
Bank line of credit	—	—	150,000	150,000
Bridge and term loans	200,000	200,000	520,000	520,000
Senior unsecured notes	3,521,325	3,548,926	3,523,513	2,384,488
Mortgage and other secured debt	1,834,935	1,789,992	1,641,734	1,538,057
Other debt	99,883	99,883	102,209	102,209
Interest-rate swap assets	3,523	3,523	—	—
Interest-rate swap liabilities	3,438	3,438	2,324	2,324

(24) Derivative Financial Instruments

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

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

prices (interest rates). Utilizing derivative instruments allows the Company to effectively manage the risk of fluctuations in interest rates with respect to the potential effects these changes could have on future earnings, forecasted cash flows and the fair value of recognized obligations.

        Credit risk is the risk that one of the parties to a derivative contract fails to perform or meet their financial obligation. The Company does not obtain collateral associated with its derivative instruments, but monitors the credit standing of its counterparties on a regular basis. Should a counterparty fail to perform, the Company would incur a financial loss to the extent that the associated derivative contract was in an asset position. At December 31, 2009, the Company does not anticipate non-performance by the counterparties to its outstanding derivative contracts.

        The Company had four interest-rate swap contracts outstanding at December 31, 2009, which hedge fluctuations in interest payments on variable-rate secured debt. At December 31, 2009, these interest-rate swap contracts had an aggregate notional amount of $60 million and an estimated fair value of $3.4 million included in accounts payable and accrued liabilities. During the year ended December 31, 2009, there were no ineffective portions related to these hedging relationships.

        In August 2006, the Company entered into two treasury lock contracts that were designated as hedging the variability in forecasted interest payments, attributable to changes in the U.S. Treasury rate, on the forecasted issuance of long-term, fixed rate debt between September 1 and October 31, 2006. The cash flow hedges had a notional amount of $560.5 million and were settled with the counterparty on September 16, 2006, which was the date that the forecasted debt was issued. The cash settlement value of these contracts at September 16, 2006, was $4.4 million. The unamortized amount of these contracts at December 31, 2009, is $2.4 million and is included in accumulated other comprehensive income (loss). Amounts reported in accumulated other comprehensive income (loss) related to these hedges will be recognized as additional interest expense on the related hedged fixed-rate debt, maturing 2011 and 2016. At December 31, 2009, the Company determined that the forecasted interest payments remained probable of occurring. For the year ended December 31, 2009, the Company recognized increased interest expense of $0.8 million and expects to recognize an additional $0.4 million attributable to these contracts during 2010.

        During October and November 2007, the Company entered into two forward-starting interest-rate swap contracts with an aggregate notional amount of $900 million and settled the contracts during the three months ended June 30, 2008. The termination of the $500 million notional contract resulted in a payment of $14.8 million and the termination of the $400 million notional contract resulted in a cash receipt of $5.2 million. Upon settlement of these derivative contracts and at December 31, 2008, the Company revised its best estimate of the hedged forecasted transactions, and as a result an aggregate ineffectiveness charge of $3.5 million was recognized in other income, net. The interest-rate swap contracts were designated in qualifying, cash flow hedging relationships, to hedge the Company's exposure to fluctuations in the benchmark interest rate component of interest payments on forecasted, unsecured, fixed-rate debt currently expected to be issued in 2010. During the year ended December 31, 2009, there were no ineffective portions related to these hedging relationships.

        On June 12, 2009, the Company executed an interest-rate swap contract (pay float and receive fixed), which is designated as hedging the changes in fair value of fixed-rate senior unsecured notes due to fluctuations in the underlying benchmark interest rate. The fair value hedge terminates in September 2011, has a notional amount of $250 million, and hedges approximately 86% of the $292 million of the Company's outstanding senior unsecured notes maturing in September 2011. The estimated fair value of the contract at December 31, 2009 was $2.2 million and is included in other assets, net. During the year ended December 31, 2009, there was no ineffective portion related to the hedge.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        On August 20, 2009, the Company executed two interest-rate swap contracts (pay float and receive fixed), which are designated as hedging fluctuations in interest receipts on a participation interest in a floating-rate secured mortgage note due to fluctuations in the underlying benchmark interest rate. These cash flow hedges terminate in February and August 2011 and have an aggregate notional amount of $500 million. The aggregate estimated fair value of the contracts at December 31, 2009 was $1.3 million and is included in other assets, net. During the year ended December 31, 2009, there were no ineffective portions related to the hedges.

        For the year ended December 31, 2009, the Company recognized additional interest income of $1.0 million and a reduction of interest expense of $0.1 million, resulting from its cash flow and fair value hedges. The Company currently expects that the hedged forecasted transactions, for each of the outstanding qualifying cash flow hedging relationships, remain probable of occurring and that no gains or losses recorded to accumulated other comprehensive income (loss) are expected to be reclassified to earnings.

        The following table summarizes the Company's outstanding interest-rate swap contracts as of December 31, 2009 (dollars in thousands):

Date Entered	Maturity Date	Hedge Designation	Fixed Rate	Floating Rate Index	Notional Amount	Fair Value
July 2005(1)	July 2010	Cash Flow	3.82%	BMA Swap Index	$45,600	$(3,311)
June 2009	September 2011	Fair Value	5.95%	1 Month LIBOR+4.21%	250,000	2,231
July 2009	July 2013	Cash Flow	6.13%	1 Month LIBOR+3.65%	14,600	(127)
August 2009	February 2011	Cash Flow	0.87%	1 Month LIBOR	250,000	538
August 2009	August 2011	Cash Flow	1.24%	1 Month LIBOR	250,000	754

(1)
Represents three interest-rate swap contracts with an aggregate notional amount of $45.6 million.

        To illustrate the effect of movements in the interest rate markets, the Company performed a market sensitivity analysis on its hedging instruments. The Company applied various basis point spreads, to the underlying interest rate curves of the derivative portfolio in order to determine the instruments' change in estimated fair value. Assuming a one percentage point change in the underlying interest rate curve, the estimated change in fair value of each of the underlying derivative instruments would not exceed $4.3 million.

(25) Transactions with Related Parties

        Mr. Rhein, a director of the Company, is a director of Cohen & Steers, Inc. Cohen & Steers Capital Management, Inc., a wholly owned subsidiary of Cohen & Steers, Inc., is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940. As of January 7, 2010, mutual funds managed by Cohen & Steers Capital Management, Inc., ("Cohen & Steers") in the aggregate, owned approximately 4.0% of the Company's common stock. In addition, an affiliate of Cohen & Steers provided financial advisory services to the Company in 2007. The Company made payments in respect of such services of $5.5 million during 2007. No payments were made to the Cohen & Steers affiliate during 2009 and 2008.

        Mr. Elcan, a former Executive Vice President of the Company through April 30, 2008, and certain members of Mr. Elcan's immediate family, including without limitation his wife and father-in-law, may be deemed to own directly or indirectly, in the aggregate, greater than 10% of the outstanding common stock of HCA, Inc. ("HCA") at April 29, 2008. During 2008 and 2007, HCA contributed $95 million and $83 million, respectively, in aggregate revenues, for the lease of certain assets and obligations under debt securities.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

(26) Selected Quarterly Financial Data

        Selected quarterly information for the years ended December 31, 2009 and 2008 is as follows (in thousands, except per share amounts). Results of operations for properties sold or to be sold have been classified as discontinued operations for all periods presented:

	Three Months Ended During 2009
	March 31	June 30	September 30	December 31
	(in thousands, except share data, unaudited)
Total revenues	$277,821	$293,783	$289,002	$296,424
Income (loss) before income taxes and equity income from unconsolidated joint ventures	51,821	68,919	(47,372)	31,386
Total discontinued operations	2,238	31,972	2,502	3,098
Net income (loss) applicable to common shares	43,285	91,784	(52,397)	26,397
Dividends paid per common share	0.46	0.46	0.46	0.46
Basic earnings (loss) per common share	0.17	0.35	(0.18)	0.09
Diluted earnings (loss) per common share	0.17	0.35	(0.18)	0.09

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended During 2008
	March 31	June 30	September 30	December 31
	(in thousands, except share data, unaudited)
Total revenues	$278,293	$280,158	$299,791	$294,946
Income before income taxes and equity income from unconsolidated joint ventures	37,362	49,068	99,950	45,765
Total discontinued operations	19,731	189,473	31,213	(657)
Net income applicable to common shares	44,579	225,890	119,615	34,650
Dividends paid per common share	0.455	0.455	0.455	0.455
Basic earnings per common share	0.21	0.96	0.49	0.14
Diluted earnings per common share	0.21	0.96	0.49	0.14

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

  •
  On September 19, 2008, the Company settled various disputes with Tenet, including the sale of its Tarzana, CA hospital leased to Tenet, which resulted in gains on settlement income of $29 million and sale of real estate of $18 million.

  •
  On September 4, 2009, a jury returned a verdict in favor of Ventas in an action brought against the Company. The jury awarded Ventas approximately $102 million in compensatory damages, which the Company recorded as a litigation provision expense during the three months ended September 30, 2009.

  •
  During the three months ended December 31, 2009, the Company recognized impairments of $48.0 million related to three DFLs and a participation in a senior construction loan associated with properties operated by Erickson as a result of the conclusion of an auction process related to Erickson's bankruptcy. During the three months ended September 30, 2009, the Company previously recognized impairments of $15.1 million related to two of the three Erickson DFLs.

(27) Subsequent Events

        The Company evaluated subsequent events through February 12, 2010, which is the date the December 31, 2009 consolidated financial statements were issued.

HCP, Inc.

Schedule II: Valuation and Qualifying Accounts

December 31, 2009

(In thousands)

Allowance Accounts(1)		Additions		Deductions
Year Ended December 31,	Balance at Beginning of Year	Amounts Charged Against Operations, net	Acquired Properties	Uncollectible Accounts Written-off	Disposed/ Contributed Properties	Balance at End of Year
2009	$58,911	$79,346	$—	$(8,504)	$(248)	$129,505

2008	$59,131	$9,747	$—	$(2,574)	$(7,393)	$58,911

2007	$55,106	$23,383	$890	$(1,964)	$(18,284)	$59,131

(1)
Includes allowance for doubtful accounts, straight-line rent reserves, and allowances for loan and direct financing lease losses.

HCP, Inc.

Schedule III: Real Estate and Accumulated Depreciation

December 31, 2009

(In thousands)

						Gross Amount at Which Carried As of December 31, 2009
			Initial Cost to Company								Life on Which Depreciation in Latest Income Statement is Computed
City	State	Encumbrances at 12/31/09(1)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Year Acquired/ Constructed
Senior housing
Birmingham	AL	$34,011	$4,682	$86,200	$—	$4,682	$86,200	$90,882	$(7,828)	2006	40
Huntsville	AL	18,597	1,394	44,347	—	1,394	44,347	45,741	(4,020)	2006	40
Huntsville	AL	—	307	5,813	—	307	5,813	6,120	(677)	2006	40
Little Rock	AR	—	1,922	14,140	—	1,922	14,140	16,062	(1,458)	2006	39
Douglas	AZ	—	110	703	—	110	703	813	(204)	2005	35
Tucson	AZ	33,277	2,350	24,037	—	2,350	24,037	26,387	(5,008)	2002	30
Beverly Hills	CA	—	9,872	32,590	—	9,872	32,590	42,462	(3,126)	2006	40
Camarillo	CA	—	5,798	19,427	—	5,798	19,427	25,225	(2,020)	2006	40
Carlsbad	CA	—	7,897	14,255	47	7,897	14,302	22,199	(1,608)	2006	40
Carmichael	CA	—	4,270	13,846	—	4,270	13,846	18,116	(1,396)	2006	40
Citrus Heights	CA	—	1,180	8,367	—	1,180	8,367	9,547	(1,195)	2006	29
Concord	CA	25,000	6,010	39,601	—	6,010	39,601	45,611	(5,359)	2005	40
Dana Point	CA	—	1,960	15,946	—	1,960	15,946	17,906	(2,131)	2005	39
Elk Grove	CA	—	2,235	6,339	—	2,235	6,186	8,421	(503)	2006	40
Escondido	CA	14,340	5,090	24,253	—	5,090	24,253	29,343	(3,374)	2005	40
Fremont	CA	9,589	2,360	11,672	—	2,360	11,672	14,032	(1,660)	2005	40
Granada Hills	CA	—	2,200	18,257	—	2,200	18,257	20,457	(2,495)	2005	39
Hemet	CA	—	1,270	5,966	—	1,270	5,966	7,236	(625)	2006	40
Irvine	CA	—	8,220	14,104	—	8,220	14,104	22,324	(1,399)	2006	45
Lodi	CA	9,083	732	5,453	—	732	5,453	6,185	(1,759)	1997	35
Murietta	CA	6,103	435	5,729	—	435	5,729	6,164	(1,782)	1997	35
Northridge	CA	—	6,718	26,309	—	6,718	26,309	33,027	(2,598)	2006	40
Orangevale	CA	4,651	2,160	8,522	1,000	2,160	9,522	11,682	(641)	2008	40
Palm Springs	CA	—	1,005	5,183	—	1,005	5,183	6,188	(628)	2006	40
Pleasant Hill	CA	6,270	2,480	21,333	—	2,480	21,333	23,813	(2,897)	2005	40
Rancho Mirage	CA	—	1,798	24,053	—	1,798	24,053	25,851	(2,474)	2006	40
San Diego	CA	—	6,384	32,072	—	6,384	32,072	38,456	(3,233)	2006	40
San Dimas	CA	—	5,628	31,374	—	5,628	31,374	37,002	(3,001)	2006	40
San Juan Capistrano	CA	—	5,983	9,614	—	5,983	9,327	15,310	(758)	2006	40
Santa Rosa	CA	—	3,582	21,113	—	3,582	21,113	24,695	(2,153)	2006	40
South San Francisco	CA	11,061	3,000	16,586	—	3,000	16,586	19,586	(2,234)	2005	40
Ventura	CA	10,450	2,030	17,379	—	2,030	17,379	19,409	(2,406)	2005	40
Yorba Linda	CA	—	4,968	19,290	—	4,968	19,290	24,258	(2,020)	2006	40
Colorado Springs	CO	—	1,910	24,479	—	1,910	24,479	26,389	(2,537)	2006	40
Denver	CO	51,151	2,810	36,021	—	2,810	36,021	38,831	(7,504)	2002	30
Denver	CO	—	2,511	30,641	—	2,511	30,641	33,152	(2,946)	2006	40
Greenwood Village	CO	—	3,367	38,396	—	3,367	38,396	41,763	(3,572)	2006	40
Lakewood	CO	—	3,012	31,913	—	3,012	31,913	34,925	(3,047)	2006	40
Torrington	CT	12,855	166	11,001	—	166	11,001	11,167	(1,618)	2005	40
Woodbridge	CT	—	2,352	9,929	—	2,352	9,929	12,281	(1,069)	2006	40
Altamonte Springs	FL	—	1,530	7,956	—	1,530	7,956	9,486	(2,067)	2002	40
Apopka	FL	6,000	920	4,816	—	920	4,816	5,736	(503)	2006	35
Boca Raton	FL	—	4,730	17,532	—	4,730	17,532	22,262	(2,337)	2006	30
Boca Raton	FL	11,786	2,415	15,784	—	2,415	15,784	18,199	(1,488)	2006	40
Boynton Beach	FL	8,131	1,270	4,773	—	1,270	4,773	6,043	(815)	2003	40
Clearwater	FL	—	2,250	2,627	—	2,250	2,627	4,877	(458)	2002	40
Clearwater	FL	18,114	3,856	12,176	—	3,856	12,176	16,032	(2,617)	2005	40
Clermont	FL	8,497	440	6,518	—	440	6,518	6,958	(661)	2006	35
Coconut Creek	FL	14,093	2,461	14,104	—	2,461	14,104	16,565	(1,428)	2006	40
Delray Beach	FL	11,574	850	6,637	—	850	6,637	7,487	(1,006)	2002	43
Gainesville	FL	16,446	1,020	13,490	—	1,020	13,490	14,510	(1,459)	2006	40
Gainesville	FL	—	1,221	12,226	—	1,221	12,226	13,447	(1,158)	2006	40
Jacksonville	FL	44,752	3,250	25,936	—	3,250	25,936	29,186	(5,742)	2002	35
Jacksonville	FL	—	1,587	15,616	—	1,587	15,616	17,203	(1,450)	2006	40
Lantana	FL	—	3,520	26,452	—	3,520	26,452	29,972	(3,468)	2006	30
Ocoee	FL	16,849	2,096	9,322	—	2,096	9,322	11,418	(1,513)	2005	40
Oviedo	FL	8,760	670	8,071	—	670	8,071	8,741	(805)	2006	35
Palm Harbor	FL	—	1,462	16,774	500	1,462	17,274	18,736	(1,616)	2006	40
Pinellas Park	FL	4,051	480	3,911	—	480	3,911	4,391	(1,537)	1996	35
Port Orange	FL	15,725	2,340	9,898	—	2,340	9,898	12,238	(1,581)	2005	40
St. Augustine	FL	15,090	830	11,627	—	830	11,627	12,457	(1,737)	2005	35

HCP, Inc.

Schedule III: Real Estate and Accumulated Depreciation (Continued)

December 31, 2009

(In thousands)

						Gross Amount at Which Carried As of December 31, 2009
			Initial Cost to Company								Life on Which Depreciation in Latest Income Statement is Computed
City	State	Encumbrances at 12/31/09(1)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Year Acquired/ Constructed
Sun City Center	FL	10,140	510	6,120	—	510	5,865	6,375	(922)	2004	35
Sun City Center	FL	—	3,466	70,810	—	3,466	69,750	73,216	(10,906)	2004	34
Tallahassee	FL	—	1,331	19,039	—	1,331	19,039	20,370	(1,743)	2006	40
Tampa	FL	—	600	5,566	21	600	5,587	6,187	(1,325)	1997	45
Tampa	FL	12,417	800	11,340	—	800	11,340	12,140	(1,267)	2006	40
Vero Beach	FL	33,109	2,035	34,993	201	2,035	35,194	37,229	(3,743)	2006	40
Alpharetta	GA	—	793	8,761	68	793	8,829	9,622	(874)	2006	40
Atlanta	GA	—	687	5,507	73	687	5,580	6,267	(676)	2006	40
Atlanta	GA	—	2,665	5,911	—	2,665	5,641	8,306	(458)	2006	40
Lilburn	GA	—	907	17,340	—	907	17,340	18,247	(1,725)	2006	40
Marietta	GA	—	894	6,944	60	894	7,004	7,898	(716)	2006	40
Milledgeville	GA	—	150	1,957	—	150	1,547	1,697	(498)	1997	45
Davenport	IA	3,119	511	8,039	—	511	8,039	8,550	(750)	2006	40
Marion	IA	2,587	502	6,865	—	502	6,865	7,367	(644)	2006	40
Bloomington	IL	—	798	13,091	—	798	13,091	13,889	(1,211)	2006	40
Champaign	IL	—	101	4,207	—	101	4,207	4,308	(432)	2006	40
Hoffman Estates	IL	—	1,701	12,037	118	1,701	12,155	13,856	(1,321)	2006	40
Macomb	IL	—	81	6,062	—	81	6,062	6,143	(582)	2006	40
Mt. Vernon	IL	—	296	15,935	1,704	511	17,424	17,935	(1,484)	2006	40
Oak Park	IL	26,580	3,476	31,032	—	3,476	31,032	34,508	(2,832)	2006	40
Orland Park	IL	—	2,623	23,154	—	2,623	23,154	25,777	(2,240)	2006	40
Peoria	IL	—	404	10,050	—	404	10,050	10,454	(970)	2006	40
Wilmette	IL	—	1,100	9,373	—	1,100	9,373	10,473	(889)	2006	40
Evansville	IN	—	500	9,302	—	500	7,762	8,262	(1,691)	1999	45
Jasper	IN	—	165	5,952	359	165	6,311	6,476	(1,535)	2001	35
Indianapolis	IN	—	1,197	7,718	—	1,197	7,718	8,915	(759)	2006	40
Indianapolis	IN	—	1,144	8,261	7,371	1,144	15,632	16,776	(957)	2006	40
West Lafayette	IN	—	813	10,876	—	813	10,876	11,689	(1,026)	2006	40
Mission	KS	—	340	9,322	945	340	9,681	10,021	(2,141)	2002	35
Overland Park	KS	—	750	8,241	1,654	750	8,261	9,011	(1,777)	1998	45
Edgewood	KY	—	1,868	4,934	—	1,868	4,934	6,802	(645)	2006	40
Lexington	KY	8,010	2,093	16,917	—	2,093	16,299	18,392	(2,985)	2004	30
Middletown	KY	—	1,499	26,252	—	1,499	26,252	27,751	(2,481)	2006	40
Danvers	MA	—	4,616	30,692	—	4,616	30,692	35,308	(2,826)	2006	40
Dartmouth	MA	—	3,145	6,880	—	3,145	6,880	10,025	(700)	2006	40
Dedham	MA	—	3,930	21,340	—	3,930	21,340	25,270	(2,061)	2006	40
Plymouth	MA	—	2,434	9,027	—	2,434	9,027	11,461	(1,005)	2006	40
Baltimore	MD	—	1,416	8,854	—	1,416	8,854	10,270	(982)	2006	40
Baltimore	MD	—	1,684	18,889	—	1,684	18,889	20,573	(1,775)	2006	40
Frederick	MD	3,179	609	9,158	—	609	9,158	9,767	(883)	2006	40
Westminster	MD	15,780	768	5,251	—	768	5,251	6,019	(1,521)	1998	45
Cape Elizabeth	ME	—	630	3,524	93	630	3,617	4,247	(613)	2003	40
Saco	ME	—	80	2,363	155	80	2,518	2,598	(422)	2003	40
Auburn Hills	MI	—	2,281	10,692	—	2,281	10,692	12,973	(869)	2006	40
Farmington Hills	MI	4,331	1,013	12,119	—	1,013	12,119	13,132	(1,180)	2006	40
Holland	MI	43,121	787	51,410	—	787	50,172	50,959	(9,230)	2004	29
Portage	MI	—	100	5,700	4,317	100	10,017	10,117	(879)	2006	40
Sterling Heights	MI	—	920	7,326	—	920	7,326	8,246	(1,744)	2001	35
Sterling Heights	MI	—	1,593	11,500	—	1,593	11,500	13,093	(1,116)	2006	40
Des Peres	MO	—	4,361	20,664	—	4,361	20,664	25,025	(2,030)	2006	40
Richmond Heights	MO	—	1,744	24,232	—	1,744	24,232	25,976	(2,358)	2006	40
St. Louis	MO	—	2,500	20,343	—	2,500	20,343	22,843	(2,722)	2006	30
Great Falls	MT	—	500	5,683	—	500	5,683	6,183	(719)	2006	40
Charlotte	NC	—	710	9,559	—	710	9,559	10,269	(953)	2006	40
Concord	NC	—	601	7,615	—	601	7,615	8,216	(746)	2006	40
Raleigh	NC	2,902	1,191	11,532	—	1,191	11,532	12,723	(1,100)	2006	40
Cresskill	NJ	—	4,684	53,927	—	4,684	53,927	58,611	(4,942)	2006	40
Glassboro	NJ	—	162	2,875	—	162	2,875	3,037	(1,064)	1997	35
Hillsborough	NJ	16,277	1,042	10,042	—	1,042	10,042	11,084	(1,552)	2005	40
Madison	NJ	—	3,157	19,909	—	3,157	19,909	23,066	(1,951)	2006	40
Manahawkin	NJ	14,202	921	9,927	—	921	9,927	10,848	(1,539)	2005	40
Paramus	NJ	—	4,280	31,684	—	4,280	31,684	35,964	(2,972)	2006	40
Saddle River	NJ	—	1,784	15,625	—	1,784	15,625	17,409	(1,522)	2006	40

HCP, Inc.

Schedule III: Real Estate and Accumulated Depreciation (Continued)

December 31, 2009

(In thousands)

						Gross Amount at Which Carried As of December 31, 2009
			Initial Cost to Company								Life on Which Depreciation in Latest Income Statement is Computed
City	State	Encumbrances at 12/31/09(1)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Year Acquired/ Constructed
Vineland	NJ	—	177	2,897	—	177	2,897	3,074	(1,084)	1997	35
Voorhees Township	NJ	8,812	900	7,629	—	900	7,629	8,529	(1,792)	1998	45
Albuquerque	NM	—	767	9,324	—	767	9,324	10,091	(2,962)	1996	45
Las Vegas	NV	—	1,960	5,816	—	1,960	5,816	7,776	(944)	2005	40
Brooklyn	NY	11,151	8,117	23,627	—	8,117	23,627	31,744	(2,270)	2006	40
Sheepshead Bay	NY	11,842	5,215	39,052	—	5,215	39,052	44,267	(3,657)	2006	40
Cincinnati	OH	—	600	4,428	—	600	4,428	5,028	(1,054)	2001	35
Columbus	OH	6,685	970	7,806	1,023	970	8,829	9,799	(1,061)	2006	40
Fairborn	OH	6,862	810	8,311	—	810	8,311	9,121	(987)	2006	36
Fairborn	OH	—	298	10,704	3,068	298	13,772	14,070	(1,102)	2006	40
Marietta	OH	4,395	1,069	11,435	—	1,069	11,435	12,504	(805)	2007	40
Poland	OH	3,983	695	10,444	—	695	10,444	11,139	(1,041)	2006	40
Willoughby	OH	—	1,177	9,982	—	1,177	9,982	11,159	(1,041)	2006	40
Oklahoma City	OK	—	801	4,904	—	801	4,904	5,705	(616)	2006	40
Tulsa	OK	—	1,115	11,028	—	1,115	11,028	12,143	(1,287)	2006	40
Haverford	PA	—	16,461	108,816	—	16,461	108,816	125,277	(9,758)	2006	40
Aiken	SC	—	357	14,832	44	357	14,876	15,233	(1,493)	2006	40
Charleston	SC	—	885	14,124	—	885	14,124	15,009	(1,389)	2006	40
Columbia	SC	—	408	7,527	68	408	7,595	8,003	(723)	2006	40
Georgetown	SC	—	239	3,008	—	239	3,008	3,247	(704)	1998	45
Greenville	SC	—	1,090	12,558	—	1,090	12,558	13,648	(1,238)	2006	40
Greenville	SC	—	993	16,314	—	993	16,314	17,307	(1,837)	2006	40
Lancaster	SC	—	84	2,982	—	84	2,982	3,066	(613)	1998	45
Myrtle Beach	SC	—	900	10,913	—	900	10,913	11,813	(1,057)	2006	40
Rock Hill	SC	—	203	2,671	—	203	2,671	2,874	(604)	1998	45
Rock Hill	SC	—	695	4,119	54	695	4,173	4,868	(465)	2006	40
Sumter	SC	—	196	2,623	—	196	2,623	2,819	(614)	1998	45
Nashville	TN	11,385	812	15,006	—	812	15,006	15,818	(1,645)	2006	40
Oak Ridge	TN	8,785	500	4,741	—	500	4,741	5,241	(496)	2006	35
Abilene	TX	1,985	300	2,830	—	300	2,830	3,130	(329)	2006	39
Arlington	TX	14,568	2,002	16,829	—	2,002	16,829	18,831	(1,646)	2006	40
Arlington	TX	—	2,494	12,192	—	2,494	12,192	14,686	(1,372)	2006	40
Austin	TX	—	2,960	41,645	—	2,960	41,645	44,605	(8,676)	2002	30
Beaumont	TX	—	145	10,404	—	145	10,404	10,549	(3,256)	1996	45
Burleson	TX	4,533	1,050	5,242	—	1,050	5,242	6,292	(683)	2006	40
Carthage	TX	—	83	1,461	—	83	1,461	1,544	(585)	1995	35
Cedar Hill	TX	9,259	1,070	11,554	—	1,070	11,554	12,624	(1,317)	2006	40
Cedar Hill	TX	—	440	7,494	—	440	7,494	7,934	(765)	2007	40
Conroe	TX	—	167	1,885	—	167	1,885	2,052	(738)	1996	35
Fort Worth	TX	—	2,830	50,832	—	2,830	50,832	53,662	(10,590)	2002	30
Friendswood	TX	23,433	400	7,354	—	400	7,354	7,754	(1,226)	2002	45
Gun Barrel	TX	—	34	1,528	—	34	1,528	1,562	(612)	1995	35
Houston	TX	11,882	835	7,195	—	835	7,195	8,030	(1,870)	1997	45
Houston	TX	—	2,470	21,710	750	2,470	22,460	24,930	(4,851)	2002	35
Houston	TX	—	1,008	15,333	—	1,008	15,333	16,341	(1,477)	2006	40
Houston	TX	—	1,877	25,372	—	1,877	25,372	27,249	(2,656)	2006	40
Irving	TX	11,061	710	9,949	—	710	9,949	10,659	(1,542)	2005	35
Lubbock	TX	—	197	2,467	—	197	2,467	2,664	(965)	1996	35
Mesquite	TX	—	100	2,466	—	100	2,466	2,566	(965)	1995	35
North Richland Hills	TX	3,291	520	5,117	—	520	5,117	5,637	(653)	2006	40
North Richland Hills	TX	7,023	870	9,259	—	870	9,259	10,129	(1,218)	2006	35
Plano	TX	—	494	12,518	—	494	12,518	13,012	(1,247)	2006	40
San Antonio	TX	7,991	730	3,961	—	730	3,961	4,691	(682)	2002	45
Sherman	TX	—	145	1,491	—	145	1,491	1,636	(597)	1995	35
Temple	TX	—	96	2,081	—	96	2,081	2,177	(742)	1996	35
The Woodlands	TX	—	802	17,358	—	802	17,358	18,160	(1,665)	2006	40
Victoria	TX	12,933	175	4,290	3,101	175	7,391	7,566	(1,699)	1995	43
Waxahachie	TX	2,276	390	3,879	—	390	3,879	4,269	(485)	2006	40
Salt Lake City	UT	—	2,621	22,072	—	2,621	22,072	24,693	(2,337)	2006	40
Arlington	VA	—	4,320	19,567	—	4,320	19,567	23,887	(1,918)	2006	40
Arlington	VA	3,272	3,833	7,076	—	3,833	7,076	10,909	(710)	2006	40
Arlington	VA	12,948	7,278	37,407	—	7,278	37,407	44,685	(3,543)	2006	40
Chesapeake	VA	—	1,090	12,444	—	1,090	12,444	13,534	(1,229)	2006	40

HCP, Inc.

Schedule III: Real Estate and Accumulated Depreciation (Continued)

December 31, 2009

(In thousands)

						Gross Amount at Which Carried As of December 31, 2009
			Initial Cost to Company								Life on Which Depreciation in Latest Income Statement is Computed
City	State	Encumbrances at 12/31/09(1)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Year Acquired/ Constructed
Falls Church	VA	4,009	2,228	8,887	—	2,228	8,887	11,115	(844)	2006	40
Fort Belvoir	VA	—	11,594	99,524	5,580	11,594	105,104	116,698	(9,653)	2006	40
Leesburg	VA	968	607	3,236	—	607	3,236	3,843	(537)	2006	35
Richmond	VA	—	2,110	11,469	—	2,110	11,469	13,579	(1,174)	2006	40
Sterling	VA	6,774	2,360	22,932	—	2,360	22,932	25,292	(2,155)	2006	40
Woodbridge	VA	—	950	6,983	—	950	6,983	7,933	(1,749)	1997	45
Bellevue	WA	—	3,734	16,171	—	3,734	16,171	19,905	(1,635)	2006	40
Edmonds	WA	—	1,418	16,502	—	1,418	16,502	17,920	(1,608)	2006	40
Kirkland	WA	5,658	1,000	13,403	—	1,000	13,403	14,403	(1,758)	2005	40
Lynnwood	WA	—	1,203	7,415	—	1,203	7,415	8,618	(602)	2006	40
Mercer Island	WA	3,594	4,209	8,123	—	4,209	8,123	12,332	(777)	2006	40
Shoreline	WA	9,715	1,590	10,671	—	1,590	10,671	12,261	(1,495)	2005	40
Shoreline	WA	—	4,030	26,421	—	4,030	26,421	30,451	(3,427)	2005	39
Snohomish	WA	—	1,541	10,228	4	1,541	10,232	11,773	(980)	2006	40

		$873,133	$393,403	$3,036,597	$32,378	$393,618	$3,060,709	$3,454,327	$(378,169)

Life Science
Brisbane	CA	$—	$50,989	$1,789	$17,545	$50,989	$19,334	$70,323	$—	2007	*
Carlsbad	CA	—	30,300	—	1,809	30,300	1,809	32,109	—	2007	*
Carlsbad	CA	—	23,475	—	2,603	23,475	2,603	26,078	—	2007	*
Hayward	CA	—	900	7,100	7	900	7,107	8,007	(429)	2007	40
Hayward	CA	—	1,500	6,400	281	1,500	6,681	8,181	(387)	2007	40
Hayward	CA	—	1,900	7,100	268	1,900	7,368	9,268	(457)	2007	40
Hayward	CA	—	2,200	17,200	18	2,200	17,218	19,418	(1,039)	2007	40
Hayward	CA	—	1,000	3,200	979	1,000	4,179	5,179	(193)	2007	40
Hayward	CA	—	801	5,740	98	801	5,838	6,639	(488)	2007	29
Hayward	CA	—	539	3,864	66	539	3,930	4,469	(328)	2007	29
Hayward	CA	—	526	3,771	65	526	3,836	4,362	(320)	2007	29
Hayward	CA	—	944	6,769	116	944	6,885	7,829	(575)	2007	29
Hayward	CA	—	953	6,829	117	953	6,946	7,899	(580)	2007	29
Hayward	CA	—	991	7,105	122	991	7,227	8,218	(604)	2007	29
Hayward	CA	—	1,210	8,675	149	1,210	8,824	10,034	(737)	2007	29
Hayward	CA	—	2,736	6,868	118	2,736	6,986	9,722	(583)	2007	29
La Jolla	CA	—	5,200	—	—	5,200	—	5,200	—	2007	N/A
La Jolla	CA	—	9,600	25,283	2,725	9,648	27,960	37,608	(1,709)	2007	40
La Jolla	CA	—	6,200	19,883	92	6,232	19,943	26,175	(1,206)	2007	40
La Jolla	CA	—	7,200	12,412	1,449	7,237	13,824	21,061	(1,309)	2007	27
La Jolla	CA	—	8,700	16,983	637	8,746	17,574	26,320	(1,414)	2007	30
Mountain View	CA	—	7,300	25,410	313	7,300	25,723	33,023	(1,551)	2007	40
Mountain View	CA	—	6,500	22,800	6	6,500	22,806	29,306	(1,378)	2007	40
Mountain View	CA	—	4,800	9,500	368	4,800	9,868	14,668	(597)	2007	40
Mountain View	CA	—	4,200	8,400	701	4,209	9,092	13,301	(754)	2007	40
Mountain View	CA	—	3,600	9,700	741	3,600	10,441	14,041	(586)	2007	40
Mountain View	CA	—	7,500	16,300	639	7,500	16,939	24,439	(1,504)	2007	40
Mountain View	CA	—	9,800	24,000	213	9,800	24,213	34,013	(1,459)	2007	40
Mountain View	CA	—	6,900	17,800	207	6,900	18,007	24,907	(1,092)	2007	40
Mountain View	CA	—	7,000	17,000	6,366	7,000	23,366	30,366	(1,027)	2007	40
Mountain View	CA	—	14,100	31,002	9,268	14,100	40,270	54,370	(2,903)	2007	40
Mountain View	CA	—	7,100	25,800	8,152	7,100	33,952	41,052	(2,919)	2007	40
Poway	CA	—	47,700	3,512	70	47,700	3,582	51,282	—	2007	*
Poway	CA	—	29,943	2,475	3,663	29,943	6,138	36,081	—	2007	*
Poway	CA	—	5,000	12,200	5,706	5,000	17,906	22,906	(1,502)	2007	40
Poway	CA	—	5,200	14,200	4,253	5,200	18,453	23,653	(1,365)	2007	40
Poway	CA	—	6,700	14,400	6,145	6,700	20,545	27,245	(1,579)	2007	40
Redwood City	CA	—	3,400	5,500	488	3,400	5,988	9,388	(518)	2007	40
Redwood City	CA	—	2,500	4,100	368	2,500	4,468	6,968	(321)	2007	40
Redwood City	CA	—	3,600	4,600	389	3,600	4,989	8,589	(372)	2007	30
Redwood City	CA	—	3,100	5,100	802	3,100	5,656	8,756	(405)	2007	31
Redwood City	CA	—	4,800	17,300	1,458	4,804	18,754	23,558	(1,049)	2007	31
Redwood City	CA	—	5,400	15,500	853	5,404	16,349	21,753	(939)	2007	31
Redwood City	CA	—	3,000	3,500	280	3,000	3,780	6,780	(326)	2007	40
Redwood City	CA	—	6,000	14,300	2,600	6,000	16,900	22,900	(915)	2007	40
Redwood City	CA	—	1,900	12,800	5,064	1,900	17,864	19,764	(373)	2007	*

HCP, Inc.

Schedule III: Real Estate and Accumulated Depreciation (Continued)

December 31, 2009

(In thousands)

						Gross Amount at Which Carried As of December 31, 2009
			Initial Cost to Company								Life on Which Depreciation in Latest Income Statement is Computed
City	State	Encumbrances at 12/31/09(1)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Year Acquired/ Constructed
Redwood City	CA	—	2,700	11,300	4,897	2,700	16,197	18,897	(330)	2007	*
Redwood City	CA	—	2,700	10,900	1,279	2,700	12,179	14,879	(661)	2007	40
Redwood City	CA	—	2,200	12,000	944	2,200	12,944	15,144	(727)	2007	38
Redwood City	CA	—	2,600	9,300	1,076	2,600	10,376	12,976	(567)	2007	26
Redwood City	CA	—	3,300	18,000	123	3,300	18,123	21,423	(1,088)	2007	40
Redwood City	CA	—	3,300	17,900	123	3,300	18,023	21,323	(1,082)	2007	40
San Diego	CA	—	7,872	34,617	17,006	7,872	51,623	59,495	(6,552)	2002	39
San Diego	CA	11,474	7,740	22,654	32	7,740	22,686	30,426	(1,245)	2007	38
San Diego	CA	—	2,040	903	355	2,040	1,258	3,298	(95)	2006	35
San Diego	CA	—	4,630	2,028	244	4,630	2,272	6,902	(213)	2006	35
San Diego	CA	—	3,940	3,184	2,613	3,940	5,797	9,737	(1,427)	2006	40
San Diego	CA	—	5,690	4,579	652	5,690	5,231	10,921	(645)	2006	40
San Diego	CA	—	6,524	—	1,259	6,524	1,259	7,783	—	2007	*
South San Francisco	CA	—	4,900	18,100	—	4,900	18,100	23,000	(1,094)	2007	40
South San Francisco	CA	—	8,000	27,700	—	8,000	27,700	35,700	(1,674)	2007	40
South San Francisco	CA	—	8,000	28,299	—	8,000	28,299	36,299	(1,710)	2007	40
South San Francisco	CA	—	3,700	20,800	—	3,700	20,800	24,500	(1,257)	2007	40
South San Francisco	CA	—	11,700	31,243	726	11,700	31,969	43,669	(1,888)	2007	40
South San Francisco	CA	—	7,000	33,779	—	7,000	33,779	40,779	(2,041)	2007	40
South San Francisco	CA	—	14,800	7,600	1,828	14,800	9,428	24,228	(682)	2007	30
South San Francisco	CA	—	8,400	33,144	—	8,400	33,144	41,544	(2,002)	2007	40
South San Francisco	CA	—	7,000	15,500	2	7,000	15,502	22,502	(936)	2007	40
South San Francisco	CA	—	11,900	68,848	2	11,900	68,850	80,750	(4,160)	2007	40
South San Francisco	CA	—	10,000	57,954	—	10,000	57,954	67,954	(3,501)	2007	40
South San Francisco	CA	—	9,300	43,549	—	9,300	43,549	52,849	(2,631)	2007	40
South San Francisco	CA	—	11,000	47,289	81	11,000	47,370	58,370	(2,861)	2007	40
South San Francisco	CA	—	13,200	60,932	1,144	13,200	62,076	75,276	(3,092)	2007	40
South San Francisco	CA	—	10,500	33,776	—	10,500	33,776	44,276	(2,041)	2007	40
South San Francisco	CA	—	10,600	34,083	—	10,600	34,083	44,683	(2,059)	2007	40
South San Francisco	CA	—	14,100	71,344	52	14,100	71,396	85,496	(4,312)	2007	40
South San Francisco	CA	—	12,800	63,600	472	12,800	64,072	76,872	(3,874)	2007	40
South San Francisco	CA	—	11,200	79,222	20	11,200	79,242	90,442	(4,787)	2007	40
South San Francisco	CA	—	7,200	50,856	66	7,200	50,922	58,122	(3,074)	2007	40
South San Francisco	CA	—	14,400	101,362	107	14,400	101,469	115,869	(6,118)	2007	40
South San Francisco	CA	—	10,900	20,900	4,076	10,900	24,976	35,876	(2,264)	2007	40
South San Francisco	CA	—	3,600	100	27	3,600	127	3,727	(46)	2007	5
South San Francisco	CA	—	2,300	100	37	2,300	137	2,437	(48)	2007	5
South San Francisco	CA	—	3,900	200	97	3,900	297	4,197	(97)	2007	5
South San Francisco	CA	—	6,000	600	600	6,000	935	6,935	(562)	2007	*
South San Francisco	CA	—	6,100	700	966	6,100	1,666	7,766	(331)	2007	*
South San Francisco	CA	—	6,700	—	279	6,700	279	6,979	—	2007	*
South San Francisco	CA	—	10,100	24,013	2,763	10,100	26,776	36,876	(1,976)	2007	40
South San Francisco	CA	—	11,100	47,738	9,552	11,100	57,290	68,390	(2,824)	2007	40
South San Francisco	CA	—	9,700	41,937	5,436	9,700	47,373	57,073	(2,339)	2007	40
South San Francisco	CA	—	6,300	22,900	8,303	6,300	31,203	37,503	(1,566)	2007	*
South San Francisco	CA	—	32,210	3,110	2,865	32,210	5,975	38,185	—	2007	*
South San Francisco	CA	—	6,100	2,300	2,678	6,100	4,978	11,078	(652)	2007	*
South San Francisco	CA	—	13,800	42,500	32,133	13,800	74,633	88,433	—	2007	*
South San Francisco	CA	—	14,500	45,300	33,492	14,500	78,792	93,292	—	2007	*
South San Francisco	CA	—	9,400	24,800	16,898	9,400	41,698	51,098	—	2007	*
South San Francisco	CA	—	5,666	5,773	119	5,666	5,892	11,558	(2,450)	2007	5
South San Francisco	CA	—	1,204	1,293	—	1,204	1,293	2,497	(539)	2007	5
South San Francisco	CA	2,820	9,000	17,800	—	9,000	17,800	26,800	(1,075)	2007	40
South San Francisco	CA	3,761	10,100	22,521	—	10,100	22,521	32,621	(1,361)	2007	40
South San Francisco	CA	3,853	10,700	23,621	2	10,700	23,623	34,323	(1,427)	2007	40
South San Francisco	CA	6,022	18,000	38,043	—	18,000	38,043	56,043	(2,298)	2007	40
South San Francisco	CA	6,231	28,600	48,700	46	28,600	48,746	77,346	(3,358)	2007	35
Salt Lake City	UT	—	500	8,548	—	500	8,548	9,048	(2,138)	2001	33
Salt Lake City	UT	—	890	15,623	1	890	15,624	16,514	(3,440)	2001	38
Salt Lake City	UT	—	190	9,875	—	190	9,875	10,065	(1,868)	2001	43
Salt Lake City	UT	—	630	6,921	6	630	6,927	7,557	(1,572)	2001	38
Salt Lake City	UT	—	125	6,368	6	125	6,374	6,499	(1,205)	2001	43
Salt Lake City	UT	—	—	14,614	7	—	14,621	14,621	(2,252)	2001	43

HCP, Inc.

Schedule III: Real Estate and Accumulated Depreciation (Continued)

December 31, 2009

(In thousands)

						Gross Amount at Which Carried As of December 31, 2009
			Initial Cost to Company								Life on Which Depreciation in Latest Income Statement is Computed
City	State	Encumbrances at 12/31/09(1)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Year Acquired/ Constructed
Salt Lake City	UT	—	280	4,345	—	280	4,345	4,625	(724)	2002	43
Salt Lake City	UT	—	—	6,517	—	—	6,517	6,517	(973)	2002	35
Salt Lake City	UT	—	—	14,600	90	—	14,690	14,690	(1,038)	2005	40

		$34,161	$868,438	$2,102,875	$243,959	$868,618	$2,346,143	$3,214,761	$(148,641)

Medical office
Anchorage	AK	$6,624	$1,456	$10,650	$35	$1,456	$10,685	$12,141	$(1,007)	2000	34
Chandler	AZ	—	3,669	13,503	1,132	3,669	14,635	18,304	(2,131)	2002	40
Oro Valley	AZ	—	1,050	6,774	23	1,050	6,797	7,847	(1,647)	2001	43
Phoenix	AZ	—	780	3,199	814	780	4,013	4,793	(1,462)	1999	32
Phoenix	AZ	—	280	877	—	280	877	1,157	(162)	2001	43
Scottsdale	AZ	—	5,115	14,064	852	5,115	14,916	20,031	(1,301)	2006	40
Tucson	AZ	—	215	6,318	105	215	6,423	6,638	(1,691)	2000	35
Tucson	AZ	—	215	3,940	104	215	4,044	4,259	(822)	2003	43
Brentwood	CA	—	—	30,864	1,213	—	32,077	32,077	(2,695)	2006	40
Encino	CA	6,961	6,151	10,438	932	6,181	11,340	17,521	(1,172)	2006	33
Los Angeles	CA	—	2,848	5,879	601	3,009	6,319	9,328	(3,481)	1997	21
Murietta	CA	—	400	9,266	1,113	439	10,340	10,779	(3,338)	1999	33
Poway	CA	—	2,700	10,839	895	2,712	11,722	14,434	(4,571)	1997	35
Sacramento	CA	11,790	2,860	21,850	1,762	2,860	22,842	25,702	(6,105)	1998	*
San Diego	CA	7,573	2,863	8,913	2,569	3,068	11,277	14,345	(4,902)	1997	21
San Diego	CA	—	4,619	19,370	2,989	4,711	22,267	26,978	(11,028)	1997	21
San Diego	CA	—	2,910	17,362	1,280	2,910	18,642	21,552	(4,547)	1999	*
San Jose	CA	2,764	1,935	1,728	975	1,935	2,703	4,638	(558)	2003	37
San Jose	CA	6,436	1,460	7,672	146	1,460	7,812	9,272	(1,339)	2003	37
San Jose	CA	—	1,718	3,124	318	1,718	3,442	5,160	(357)	2000	34
Sherman Oaks	CA	—	7,472	10,075	1,093	7,492	11,148	18,640	(1,675)	2006	22
Valencia	CA	—	2,300	6,967	803	2,309	7,361	9,670	(2,580)	1999	35
Valencia	CA	—	1,344	7,507	228	1,344	7,735	9,079	(645)	2006	40
West Hills	CA	—	2,100	11,595	1,107	2,100	11,802	13,902	(4,526)	1999	32
Aurora	CO	—	—	8,764	505	—	9,269	9,269	(1,616)	2005	39
Aurora	CO	—	210	12,362	470	210	12,832	13,042	(1,083)	2006	40
Aurora	CO	—	200	8,414	336	200	8,750	8,950	(875)	2006	33
Colorado Springs	CO	—	—	12,933	4,708	—	17,641	17,641	(1,487)	2007	40
Conifer	CO	—	—	1,485	22	—	1,507	1,507	(158)	2005	40
Denver	CO	4,261	493	7,897	225	493	8,122	8,615	(785)	2006	33
Englewood	CO	—	—	8,616	1,032	—	9,648	9,648	(1,383)	2005	35
Englewood	CO	—	—	8,449	830	—	9,279	9,279	(1,312)	2005	35
Englewood	CO	—	—	8,040	1,608	—	9,648	9,648	(1,151)	2005	35
Englewood	CO	—	—	8,472	921	—	9,393	9,393	(1,138)	2005	35
Littleton	CO	—	—	4,562	628	—	5,190	5,190	(733)	2005	35
Littleton	CO	—	—	4,926	599	—	5,525	5,525	(659)	2005	38
Lone Tree	CO	—	—	—	18,396	—	18,396	18,396	(2,599)	2003	39
Lone Tree	CO	14,979	—	23,274	244	—	23,518	23,518	(1,996)	2000	37
Parker	CO	—	—	13,388	(54)	—	13,334	13,334	(1,175)	2006	40
Thornton	CO	—	236	10,206	832	236	11,035	11,271	(1,960)	2002	43
Atlantis	FL	—	—	5,651	328	4	5,975	5,979	(2,029)	1999	35
Atlantis	FL	—	—	2,027	24	—	2,051	2,051	(590)	1999	34
Atlantis	FL	—	—	2,000	323	—	2,323	2,323	(721)	1999	32
Atlantis	FL	—	455	2,231	336	455	2,567	3,022	(347)	2000	34
Atlantis	FL	—	1,507	2,894	133	1,507	3,027	4,534	(367)	2000	34
Englewood	FL	—	170	1,134	120	170	1,254	1,424	(145)	2000	34
Kissimmee	FL	—	788	174	107	788	281	1,069	(44)	2000	34
Kissimmee	FL	—	481	347	132	481	479	960	(53)	2000	34
Kissimmee	FL	5,851	—	7,574	760	—	8,334	8,334	(936)	2000	36
Margate	FL	—	1,553	6,898	103	1,553	6,992	8,545	(650)	2000	34
Miami	FL	9,068	4,392	11,841	775	4,392	12,616	17,008	(1,334)	2000	34
Milton	FL	—	—	8,566	146	—	8,712	8,712	(715)	2006	40
Orlando	FL	—	2,144	5,136	1,285	2,288	6,277	8,565	(1,222)	2003	37
Pace	FL	—	—	10,309	2,304	—	12,613	12,613	(1,779)	2006	44
Pensacola	FL	—	—	11,166	271	—	11,437	11,437	(951)	2006	45
Plantation	FL	836	969	3,241	412	969	3,653	4,622	(394)	2000	34
Plantation	FL	5,359	1,091	7,176	149	1,091	7,325	8,416	(768)	2002	36

HCP, Inc.

Schedule III: Real Estate and Accumulated Depreciation (Continued)

December 31, 2009

(In thousands)

						Gross Amount at Which Carried As of December 31, 2009
			Initial Cost to Company								Life on Which Depreciation in Latest Income Statement is Computed
City	State	Encumbrances at 12/31/09(1)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Year Acquired/ Constructed
St. Petersburg	FL	—	—	10,141	1,452	—	11,593	11,593	(1,166)	2004	38
Tampa	FL	5,641	1,967	6,602	1,623	2,042	8,150	10,192	(1,143)	2006	25
McCaysville	GA	—	—	3,231	18	—	3,249	3,249	(266)	2006	40
Marion	IL	—	100	11,484	60	100	11,544	11,644	(998)	2006	40
Newburgh	IN	8,544	—	14,019	1,075	—	15,094	15,094	(1,202)	2006	40
Wichita	KS	2,207	530	3,341	23	530	3,364	3,894	(610)	2001	45
Lexington	KY	—	—	12,726	681	—	13,407	13,407	(1,175)	2006	40
Louisville	KY	5,836	936	8,426	2,200	936	10,626	11,562	(4,061)	2005	11
Louisville	KY	19,242	835	27,627	1,533	835	29,160	29,995	(4,112)	2005	37
Louisville	KY	5,061	780	8,582	1,313	780	9,895	10,675	(2,659)	2005	18
Louisville	KY	8,181	826	13,814	1,383	826	15,197	16,023	(2,316)	2005	38
Louisville	KY	8,858	2,983	13,171	1,373	2,983	14,544	17,527	(2,482)	2005	30
Haverhill	MA	—	800	8,537	692	800	9,229	10,029	(690)	2007	40
Columbia	MD	—	1,115	3,206	698	1,115	3,904	5,019	(414)	2006	34
Glen Burnie	MD	3,436	670	5,085	—	670	5,085	5,755	(1,550)	1999	35
Towson	MD	—	—	14,233	3,485	—	17,718	17,718	(2,725)	2006	40
Minneapolis	MN	8,046	117	13,213	668	117	13,881	13,998	(4,702)	1997	32
Minneapolis	MN	2,485	160	10,131	854	160	10,909	11,069	(3,572)	1997	35
St. Louis/Shrews	MO	3,304	1,650	3,767	447	1,650	4,214	5,864	(1,283)	1999	35
Jackson	MS	—	—	8,869	8	—	8,877	8,877	(722)	2006	40
Jackson	MS	6,237	—	7,187	2,160	—	9,347	9,347	(752)	2006	40
Jackson	MS	—	—	8,413	356	—	8,769	8,769	(727)	2006	40
Omaha	NE	14,496	—	16,243	9	—	16,252	16,252	(1,383)	2006	40
Albuquerque	NM	—	—	5,380	148	—	5,528	5,528	(587)	2005	39
Elko	NV	—	55	2,637	—	55	2,637	2,692	(822)	1999	35
Las Vegas	NV	—	—	—	17,671	—	17,671	17,671	(2,922)	2003	40
Las Vegas	NV	3,703	1,121	4,363	1,995	1,121	6,358	7,479	(735)	2000	34
Las Vegas	NV	3,861	2,125	4,829	1,617	2,125	6,446	8,571	(759)	2000	34
Las Vegas	NV	7,384	3,480	12,305	1,796	3,480	14,101	17,581	(1,570)	2000	34
Las Vegas	NV	1,067	1,717	3,597	1,296	1,717	4,893	6,610	(687)	2000	34
Las Vegas	NV	2,173	1,172	1,550	259	1,172	1,809	2,981	(284)	2000	34
Las Vegas	NV	—	3,244	18,339	1,431	3,273	19,741	23,014	(3,899)	2004	30
Cleveland	OH	—	823	2,726	261	828	2,982	3,810	(634)	2006	40
Harrison	OH	2,549	—	4,561	—	—	4,561	4,561	(1,325)	1999	35
Durant	OK	—	619	9,256	1,055	619	10,311	10,930	(811)	2006	40
Owasso	OK	—	—	6,582	232	—	6,814	6,814	(1,007)	2005	40
Roseburg	OR	—	—	5,707	—	—	5,707	5,707	(1,578)	1999	35
Clarksville	TN	—	765	4,184	—	765	4,184	4,949	(1,403)	1998	35
Hendersonville	TN	—	256	1,530	479	256	2,009	2,265	(317)	2000	34
Hermitage	TN	—	830	5,036	4,453	830	9,489	10,319	(1,563)	2003	35
Hermitage	TN	—	596	9,698	813	596	10,511	11,107	(2,108)	2003	37
Hermitage	TN	—	317	6,528	1,279	317	7,807	8,124	(1,394)	2003	37
Knoxville	TN	—	700	4,559	277	700	4,836	5,536	(1,943)	1994	*
Murfreesboro	TN	6,153	900	12,706	—	900	12,706	13,606	(3,629)	1999	35
Nashville	TN	9,654	955	14,289	528	955	14,817	15,772	(1,576)	2000	34
Nashville	TN	3,974	2,050	5,211	514	2,050	5,725	7,775	(606)	2000	34
Nashville	TN	563	1,007	181	82	1,007	263	1,270	(45)	2000	34
Nashville	TN	5,627	2,980	7,164	209	2,980	7,373	10,353	(720)	2000	34
Nashville	TN	568	515	848	13	528	848	1,376	(79)	2000	34
Nashville	TN	—	266	1,305	295	266	1,600	1,866	(223)	2000	34
Nashville	TN	—	827	7,642	700	827	8,342	9,169	(858)	2000	34
Nashville	TN	10,161	5,425	12,577	892	5,425	13,469	18,894	(1,398)	2000	34
Nashville	TN	9,290	3,818	15,185	1,807	3,818	16,992	20,810	(1,961)	2000	34
Nashville	TN	463	583	450	—	583	450	1,033	(41)	2000	34
Arlington	TX	9,062	769	12,355	854	769	13,209	13,978	(1,287)	2003	34
Conroe	TX	2,960	324	4,842	1,202	324	6,044	6,368	(816)	2000	34
Conroe	TX	5,443	397	7,966	650	397	8,616	9,013	(963)	2000	34
Conroe	TX	5,688	388	7,975	69	388	8,044	8,432	(693)	2000	37
Conroe	TX	1,860	188	3,618	79	188	3,697	3,885	(346)	2000	34
Corpus Christi	TX	—	717	8,181	1,876	717	10,057	10,774	(1,230)	2000	34
Corpus Christi	TX	—	328	3,210	1,329	328	4,539	4,867	(595)	2000	34
Corpus Christi	TX	—	313	1,771	275	313	2,046	2,359	(248)	2000	34
Dallas	TX	5,595	1,664	6,785	1,145	1,664	7,930	9,594	(922)	2000	34

HCP, Inc.

Schedule III: Real Estate and Accumulated Depreciation (Continued)

December 31, 2009

(In thousands)

						Gross Amount at Which Carried As of December 31, 2009
			Initial Cost to Company								Life on Which Depreciation in Latest Income Statement is Computed
City	State	Encumbrances at 12/31/09(1)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Year Acquired/ Constructed
Dallas	TX	—	15,230	162,971	2,543	15,230	165,514	180,744	(14,048)	2006	35
Fort Worth	TX	3,087	898	4,866	885	898	5,751	6,649	(595)	2000	34
Fort Worth	TX	2,168	—	2,481	307	2	2,786	2,788	(517)	2005	25
Fort Worth	TX	4,435	—	6,070	(59)	5	6,006	6,011	(675)	2005	40
Granbury	TX	—	—	6,863	80	—	6,943	6,943	(573)	2006	40
Houston	TX	9,513	1,927	33,140	125	1,927	33,125	35,052	(9,721)	1999	35
Houston	TX	10,034	2,200	19,585	1,557	2,203	21,139	23,342	(11,403)	1999	17
Houston	TX	—	1,033	3,165	396	1,033	3,561	4,594	(436)	2000	34
Houston	TX	10,290	1,676	12,602	791	1,706	13,363	15,069	(1,486)	2000	34
Houston	TX	1,993	257	2,884	207	257	3,091	3,348	(328)	2000	35
Houston	TX	—	—	7,414	732	7	8,139	8,146	(878)	2004	36
Houston	TX	7,680	—	4,838	3,132	—	7,970	7,970	(816)	2006	40
Irving	TX	5,852	828	6,160	305	828	6,465	7,293	(665)	2000	34
Irving	TX	—	—	8,550	488	—	9,038	9,038	(905)	2004	34
Irving	TX	7,096	1,604	16,107	441	1,604	16,548	18,152	(1,367)	2006	40
Irving	TX	6,416	1,955	12,793	34	1,955	12,827	14,782	(1,044)	2006	40
Lancaster	TX	—	162	3,830	263	162	4,093	4,255	(388)	2006	39
Lewisville	TX	5,467	561	8,043	116	561	8,159	8,720	(790)	2000	34
Longview	TX	—	102	7,998	26	102	8,024	8,126	(2,805)	1992	45
Lufkin	TX	—	338	2,383	40	338	2,423	2,761	(805)	1992	45
McKinney	TX	—	541	6,217	191	541	6,407	6,948	(1,437)	2003	36
McKinney	TX	—	—	636	7,352	—	7,987	7,987	(1,547)	2003	40
Nassau Bay	TX	5,717	812	8,883	548	812	9,431	10,243	(897)	2000	37
North Richland Hills	TX	—	—	8,942	189	—	9,131	9,131	(845)	2006	40
Pampa	TX	—	84	3,242	88	84	3,330	3,414	(1,142)	1992	45
Pearland	TX	6,752	—	4,014	3,493	—	7,507	7,507	(731)	2006	40
Plano	TX	4,260	1,700	7,810	560	1,704	8,366	10,070	(3,300)	1999	25
Plano	TX	8,039	1,210	9,588	884	1,210	10,472	11,682	(1,143)	2000	34
Plano	TX	10,416	1,389	12,768	231	1,389	12,999	14,388	(1,389)	2002	36
Plano	TX	—	2,049	18,793	967	2,059	19,750	21,809	(3,214)	2006	40
Plano	TX	—	3,300	—	—	3,300	—	3,300	—	2006	N/A
San Antonio	TX	—	—	9,193	507	12	9,688	9,700	(1,173)	2006	35
San Antonio	TX	4,992	—	8,699	463	—	9,162	9,162	(1,118)	2006	35
Sugarland	TX	4,052	1,078	5,158	613	1,084	5,765	6,849	(658)	2000	34
Texarkana	TX	6,768	1,117	7,423	84	1,177	7,447	8,624	(649)	2006	40
Texas City	TX	6,624	—	9,519	157	—	9,676	9,676	(844)	2000	37
Victoria	TX	—	125	8,977	—	125	8,977	9,102	(3,006)	1994	45
Bountiful	UT	—	276	5,237	12	276	5,249	5,525	(1,647)	1995	45
Castle Dale	UT	—	50	1,818	63	50	1,881	1,931	(580)	1998	35
Centerville	UT	155	300	1,288	170	300	1,458	1,758	(456)	1999	35
Grantsville	UT	—	50	429	39	50	468	518	(136)	1999	35
Kaysville	UT	—	530	4,493	—	530	4,493	5,023	(831)	2001	43
Layton	UT	224	—	2,827	—	—	2,827	2,827	(821)	1999	35
Layton	UT	—	371	7,073	176	389	7,231	7,620	(1,836)	2001	35
Ogden	UT	194	180	1,695	52	180	1,747	1,927	(580)	1999	35
Ogden	UT	—	106	4,464	281	106	4,745	4,851	(670)	2006	40
Orem	UT	—	337	8,744	544	306	9,319	9,625	(3,481)	1999	35
Providence	UT	—	240	3,876	130	240	4,006	4,246	(1,382)	1999	35
Salt Lake City	UT	—	190	779	62	201	830	1,031	(256)	1999	35
Salt Lake City	UT	627	180	14,792	386	180	15,178	15,358	(4,764)	1999	35
Salt Lake City	UT	—	3,000	7,541	300	3,007	7,834	10,841	(1,673)	2001	38
Salt Lake City	UT	—	509	4,044	537	509	4,581	5,090	(862)	2003	37
Salt Lake City	UT	—	220	10,732	495	220	11,227	11,447	(3,607)	1999	35
Springville	UT	—	85	1,493	73	85	1,566	1,651	(473)	1999	35
Stansbury	UT	2,134	450	3,201	238	450	3,439	3,889	(652)	2001	45
Washington Terrace	UT	—	—	4,573	668	—	5,241	5,241	(1,706)	1999	35
Washington Terrace	UT	—	—	2,692	109	—	2,801	2,801	(1,070)	1999	35
West Valley	UT	—	410	8,266	1,002	410	9,268	9,678	(1,935)	2002	35
West Valley	UT	—	1,070	17,463	28	1,070	17,491	18,561	(5,433)	1999	35
Fairfax	VA	—	8,396	16,710	716	8,396	17,426	25,822	(2,062)	2006	28
Reston	VA	—	—	11,902	(483)	—	11,419	11,419	(1,814)	2003	43
Renton	WA	—	—	18,724	333	—	19,057	19,057	(5,930)	1999	35
Seattle	WA	—	—	52,703	2,085	—	54,788	54,788	(9,846)	2004	39

HCP, Inc.

Schedule III: Real Estate and Accumulated Depreciation (Continued)

December 31, 2009

(In thousands)

						Gross Amount at Which Carried As of December 31, 2009
			Initial Cost to Company								Life on Which Depreciation in Latest Income Statement is Computed
City	State	Encumbrances at 12/31/09(1)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Year Acquired/ Constructed
Seattle	WA	—	—	24,382	1,679	21	26,040	26,061	(4,467)	2004	36
Seattle	WA	—	—	5,625	798	—	6,423	6,423	(2,957)	2004	10
Seattle	WA	—	—	7,293	1,025	—	8,318	8,318	(1,925)	2004	33
Seattle	WA	—	—	38,925	136	—	39,061	39,061	(3,265)	2007	30
Mexico City	DF	—	415	3,739	200	315	4,041	4,356	(217)	2006	40

		$416,859	$186,393	$1,712,731	$170,381	$187,296	$1,879,905	$2,067,201	$(322,863)

Hospital
Little Rock	AR	$—	$709	$9,604	$—	$709	$9,604	$10,313	$(4,089)	1990	45
Peoria	AZ	—	1,565	7,050	—	1,565	7,050	8,615	(3,102)	1988	45
Fresno	CA	—	3,652	29,113	1,955	3,652	31,068	34,720	(2,438)	2006	40
Irvine	CA	—	18,000	70,800	—	18,000	70,800	88,800	(20,572)	1999	35
Colorado Springs	CO	—	690	8,338	—	690	8,338	9,028	(3,516)	1989	45
Palm Beach Garden	FL	—	4,200	58,250	—	4,200	58,250	62,450	(16,922)	1999	35
Roswell	GA	—	6,900	55,300	—	6,900	54,859	61,759	(15,992)	1999	35
Atlanta	GA	—	4,300	13,690	—	4,300	13,690	17,990	(2,704)	2007	40
Overland Park	KS	—	2,316	10,681	—	2,316	10,681	12,997	(4,866)	1989	45
Slidell	LA	—	3,514	23,410	—	3,514	23,410	26,924	(13,462)	1985	40
Slidell	LA	—	1,490	22,034	—	1,490	22,034	23,524	(2,354)	2006	40
Baton Rouge	LA	—	690	8,545	87	690	8,632	9,322	(632)	2007	40
Hickory	NC	—	2,600	69,900	—	2,600	69,900	72,500	(20,304)	1999	35
Dallas	TX	—	1,820	8,508	26	1,820	8,534	10,354	(1,140)	2007	40
Dallas	TX	—	18,840	138,235	422	18,840	138,657	157,497	(11,474)	2007	35
Plano	TX	—	6,290	22,686	18	6,290	22,704	28,994	(1,536)	2007	25
San Antonio	TX	—	1,990	11,184	—	1,990	11,174	13,164	(5,362)	1987	45
Greenfield	WI	—	620	9,542	—	620	9,542	10,162	(1,082)	2006	40

		$—	$80,186	$576,870	$2,508	$80,186	$578,927	$659,113	$(131,547)

Skilled nursing
Livermore	CA	$—	$610	$1,711	$1,125	$610	$2,836	$3,446	$(2,464)	1985	25
Perris	CA	—	336	3,021	—	336	3,021	3,357	(1,222)	1998	25
Vista	CA	—	653	6,012	90	653	6,102	6,755	(2,664)	1997	25
Fort Collins	CO	—	499	1,913	1,454	499	3,367	3,866	(2,979)	1985	25
Morrison	CO	—	1,429	5,464	4,019	1,429	9,483	10,912	(8,122)	1985	24
Statesboro	GA	—	168	1,508	—	168	1,508	1,676	(633)	1992	25
Rexburg	ID	—	200	5,310	—	200	5,310	5,510	(1,908)	1998	35
Anderson	IN	—	500	4,724	1,733	500	6,057	6,557	(1,480)	1999	35
Angola	IN	—	130	2,900	—	130	2,900	3,030	(842)	1999	35
Fort Wayne	IN	—	200	4,150	2,667	200	6,817	7,017	(1,372)	1999	38
Fort Wayne	IN	—	140	3,760	—	140	3,760	3,900	(1,092)	1999	35
Huntington	IN	—	30	2,970	338	30	3,308	3,338	(880)	1999	35
Kokomo	IN	—	250	4,622	1,294	250	5,653	5,903	(1,082)	1999	45
New Albany	IN	—	230	6,595	—	230	6,595	6,825	(1,649)	2001	35
Tell City	IN	—	95	6,208	1,301	95	7,509	7,604	(1,296)	2001	45
Cynthiana	KY	—	192	4,875	—	192	4,875	5,067	(595)	2004	40
Mayfield	KY	—	218	2,797	—	218	2,797	3,015	(1,630)	1986	40
Franklin	LA	—	405	3,424	—	405	3,424	3,829	(1,407)	1998	25
Morgan City	LA	—	203	2,050	—	203	2,050	2,253	(841)	1998	25
Westborough	MA	—	858	2,975	2,894	858	5,869	6,727	(2,980)	1985	30
Bad Axe	MI	—	400	4,386	—	400	4,386	4,786	(1,225)	1998	40
Deckerville	MI	—	39	2,966	—	39	2,966	3,005	(1,519)	1986	45
Mc Bain	MI	—	12	2,424	—	12	2,424	2,436	(1,250)	1986	45
Las Vegas	NV	—	1,300	3,950	—	1,300	3,950	5,250	(1,147)	1999	35
Las Vegas	NV	—	1,300	5,800	—	1,300	5,800	7,100	(1,685)	1999	35
Fairborn	OH	—	250	4,850	—	250	4,850	5,100	(1,409)	1999	35
Georgetown	OH	—	130	4,970	—	130	4,970	5,100	(1,444)	1999	35
Marion	OH	—	218	2,971	—	218	2,971	3,189	(2,229)	1986	30
Newark	OH	—	400	8,588	—	400	8,588	8,988	(5,528)	1986	35
Port Clinton	OH	—	370	3,630	—	370	3,630	4,000	(1,054)	1999	35
Springfield	OH	—	250	3,950	2,113	250	6,063	6,313	(1,200)	1999	35
Toledo	OH	—	120	5,130	—	120	5,130	5,250	(1,490)	1999	35
Versailles	OH	—	120	4,980	—	120	4,980	5,100	(1,447)	1999	35
Carthage	TN	—	129	2,406	—	129	2,225	2,354	(344)	2004	35

HCP, Inc.

Schedule III: Real Estate and Accumulated Depreciation (Continued)

December 31, 2009

(In thousands)

						Gross Amount at Which Carried As of December 31, 2009
			Initial Cost to Company								Life on Which Depreciation in Latest Income Statement is Computed
City	State	Encumbrances at 12/31/09(1)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Year Acquired/ Constructed
Loudon	TN	—	26	3,879	—	26	3,879	3,905	(2,545)	1986	35
Maryville	TN	—	160	1,472	—	160	1,472	1,632	(768)	1986	45
Maryville	TN	—	307	4,376	—	307	4,376	4,683	(2,204)	1986	45
Fort Worth	TX	—	243	2,036	270	243	2,306	2,549	(961)	1998	25
Ogden	UT	—	250	4,685	—	250	4,685	4,935	(1,682)	1998	35
Fishersville	VA	—	751	7,734	—	751	7,219	7,970	(1,029)	2004	40
Floyd	VA	—	309	2,263	—	309	2,263	2,572	(791)	2004	25
Independence	VA	—	206	8,366	—	206	7,810	8,016	(1,090)	2004	40
Newport News	VA	—	535	6,192	—	535	6,192	6,727	(1,287)	2004	40
Roanoke	VA	—	586	7,159	—	586	6,696	7,282	(952)	2004	40
Staunton	VA	—	422	8,681	—	422	8,136	8,558	(1,156)	2004	40
Williamsburg	VA	—	699	4,886	—	699	4,886	5,585	(1,057)	2004	40
Windsor	VA	—	319	7,543	—	319	7,018	7,337	(980)	2004	40
Woodstock	VA	—	603	5,395	—	603	4,988	5,591	(710)	2004	40

		$—	$17,800	$212,657	$19,298	$17,800	$228,100	$245,900	$(77,321)

Total continuing operations properties		$1,324,153	$1,546,220	$7,641,730	$468,524	$1,547,518	$8,093,784	$9,641,302	$(1,058,541)

Corporate and other assets		510,782	—	2,729	3,920	—	5,146	5,146	(2,562)

Total		$1,834,935	$1,546,220	$7,644,459	$472,444	$1,547,518	$8,098,930	$9,646,448	$(1,061,103)

*
Property is in development and not yet placed in service or taken out of service and placed in redevelopment.

(1)
Encumbrances include mortgage debt and other secured debt aggregating $1.8 billion. At December 31, 2009, $86 million of mortgage debt encumbered assets accounted for as direct financing leases and $425 million of secured debt on loans receivable, which are excluded from Schedule III above.

(2)
At December 31, 2009, the tax basis of the Company's net assets is less than the reported amounts by $1.4 billion.

HCP, Inc.

Schedule III: Real Estate and Accumulated Depreciation (Continued)

December 31, 2009

(In thousands)

            (b)     A summary of activity for real estate and accumulated depreciation for the year ended December 31, 2009, 2008 and 2007 follows (in thousands):

	Year ended December 31,
	2009	2008	2007
Real estate:
Balances at beginning of year	$9,510,042	$9,397,416	$5,869,310
Acquisition of real state, development and improvements	119,221	194,325	3,552,069
Disposition of real estate	(60,134)	(523,687)	(2,229,454)
Impairments	—	(1,573)	—
Balances associated with changes in reporting presentation(1)	77,319	443,561	2,205,491

Balances at end of year	$9,646,448	$9,510,042	$9,397,416

Accumulated depreciation:
Balances at beginning of year	$818,672	$597,669	$402,059
Depreciation expense	252,211	236,618	199,095
Disposition of real estate	(25,925)	(112,738)	(113,518)
Balances associated with changes in reporting presentation(1)	16,145	97,123	110,033

Balances at end of year	$1,061,103	$818,672	$597,669

(1)
The balances associated with changes in reporting presentation represent real estate and accumulated depreciation related to properties placed into discontinued operations as of December 31, 2009.