Form 10-Q
period 2010-03-31
HCP, INC.
filed 2010-04-27
CIK 765880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2010.

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

As of April 22, 2010, there were 293,960,511 shares of the registrant’s $1.00 par value common stock outstanding.

HCP, INC.

INDEX

PART I. FINANCIAL INFORMATION

HCP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Real estate:
Buildings and improvements	$7,991,118	$7,802,979
Development costs and construction in progress	96,991	272,542
Land	1,546,068	1,544,004
Accumulated depreciation and amortization	(1,091,615)	(1,047,641)
Net real estate	8,542,562	8,571,884

Net investment in direct financing leases	612,991	600,077
Loans receivable, net	1,687,415	1,672,938
Investments in and advances to unconsolidated joint ventures	266,365	267,978
Accounts receivable, net of allowance of $8,661 and $10,772, respectively	39,461	43,726
Cash and cash equivalents	44,604	112,259
Restricted cash	37,953	33,000
Intangible assets, net	373,001	389,698
Real estate held for sale, net	12,638	13,461
Other assets, net	522,580	504,714
Total assets	$12,139,570	$12,209,735
LIABILITIES AND EQUITY
Bank line of credit	$210,000	$—
Term loan	—	200,000
Senior unsecured notes	3,523,339	3,521,325
Mortgage and other secured debt	1,828,637	1,834,935
Other debt	97,023	99,883
Intangible liabilities, net	193,153	200,260
Accounts payable and accrued liabilities	293,932	309,596
Deferred revenue	85,315	85,127
Total liabilities	6,231,399	6,251,126

Commitments and contingencies

Preferred stock, $1.00 par value: 50,000,000 shares authorized; 11,820,000 shares issued and outstanding, liquidation preference of $25.00 per share	285,173	285,173
Common stock, $1.00 par value: 750,000,000 shares authorized; 293,966,405 and 293,548,162 shares issued and outstanding, respectively	293,966	293,548
Additional paid-in capital	5,722,827	5,719,400
Cumulative dividends in excess of earnings	(577,006)	(515,450)
Accumulated other comprehensive loss	(406)	(2,134)
Total stockholders’ equity	5,724,554	5,780,537

Joint venture partners	14,969	7,529
Non-managing member unitholders	168,648	170,543
Total noncontrolling interests	183,617	178,072
Total equity	5,908,171	5,958,609
Total liabilities and equity	$12,139,570	$12,209,735

See accompanying Notes to Condensed Consolidated Financial Statements.

HCP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues:
Rental and related revenues	$225,339	$212,226
Tenant recoveries	21,786	23,650
Income from direct financing leases	12,215	12,925
Interest income	35,266	26,771
Investment management fee income	1,308	1,438
Total revenues	295,914	277,010

Costs and expenses:
Depreciation and amortization	78,147	80,223
Operating	46,117	47,953
General and administrative	24,924	18,531
Impairment recoveries	(11,900)	—
Total costs and expenses	137,288	146,707

Other income (expense):
Other income, net	356	(2,438)
Interest expense	(75,956)	(76,674)
Total other income (expense)	(75,600)	(79,112)

Income before income taxes and equity income (loss) from unconsolidated joint ventures	83,026	51,191
Income taxes	(387)	(888)
Equity income (loss) from unconsolidated joint ventures	1,383	(462)
Income from continuing operations	84,022	49,841

Discontinued operations:
Income before gain on sales of real estate, net of income taxes	79	1,511
Gain on sales of real estate, net of income taxes	—	1,357
Total discontinued operations	79	2,868

Net income	84,101	52,709
Noncontrolling interests’ share in earnings	(3,065)	(3,826)
Net income attributable to HCP, Inc.	81,036	48,883
Preferred stock dividends	(5,283)	(5,283)
Participating securities’ share in earnings	(917)	(315)
Net income applicable to common shares	$74,836	$43,285

Basic earnings per common share:
Continuing operations	$0.26	$0.16
Discontinued operations	—	0.01
Net income applicable to common shares	$0.26	$0.17
Diluted earnings per common share:
Continuing operations	$0.25	$0.16
Discontinued operations	—	0.01
Net income applicable to common shares	$0.25	$0.17
Weighted average shares used to calculate earnings per common share:
Basic	293,223	253,335
Diluted	294,087	253,423

Dividends declared per common share	$0.465	$0.460

See accompanying Notes to Condensed Consolidated Financial Statements.

HCP, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(In thousands)

(Unaudited)

						Cumulative	Accumulated
					Additional	Dividends	Other	Total	Total
	Preferred Stock		Common Stock		Paid-In	In Excess	Comprehensive	Stockholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Of Earnings	Income (Loss)	Equity	Interests	Equity
January 1, 2010	11,820	$285,173	293,548	$293,548	$5,719,400	$(515,450)	$(2,134)	$5,780,537	$178,072	$5,958,609
Comprehensive income:
Net income	—	—	—	—	—	81,036	—	81,036	3,065	84,101
Change in net unrealized gains (losses) on securities:
Unrealized gains (losses)	—	—	—	—	—	—	43	43	—	43
Less reclassification adjustment realized in net income	—	—	—	—	—	—	(22)	(22)	—	(22)
Change in net unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses)	—	—	—	—	—	—	1,217	1,217	—	1,217
Less reclassification adjustment realized in net income	—	—	—	—	—	—	436	436	—	436
Change in Supplemental Executive Retirement Plan obligation	—	—	—	—	—	—	32	32	—	32
Foreign currency translation adjustment	—	—	—	—	—	—	22	22	—	22
Total comprehensive income								82,764	3,065	85,829
Issuance of common stock, net	—	—	554	554	3,722	—	—	4,276	(1,885)	2,391
Repurchase of common stock	—	—	(139)	(139)	(3,864)	—	—	(4,003)	—	(4,003)
Exercise of stock options	—	—	3	3	63	—	—	66	—	66
Amortization of deferred compensation	—	—	—	—	3,506	—	—	3,506	—	3,506
Preferred dividends	—	—	—	—	—	(5,283)	—	(5,283)	—	(5,283)
Common dividends ($0.465 per share)	—	—	—	—	—	(137,309)	—	(137,309)	—	(137,309)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(4,739)	(4,739)
Sale of noncontrolling interests	—	—	—	—	—	—	—	—	8,395	8,395
Other	—	—	—	—	—	—	—	—	709	709
March 31, 2010	11,820	$285,173	293,966	$293,966	$5,722,827	$(577,006)	$(406)	$5,724,554	$183,617	$5,908,171

See accompanying Notes to Condensed Consolidated Financial Statements.

HCP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$84,101	$52,709
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate, in-place lease and other intangibles:
Continuing operations	78,147	80,223
Discontinued operations	824	375
Amortization of above and below market lease intangibles, net	(1,904)	(2,660)
Stock-based compensation	3,506	3,546
Amortization of debt premiums, discounts and issuance costs, net	3,468	2,201
Straight-line rents	(13,276)	(11,422)
Interest accretion	(15,077)	(6,121)
Deferred rental revenue	574	6,914
Equity (income) loss from unconsolidated joint ventures	(1,383)	462
Distributions of earnings from unconsolidated joint ventures	1,420	1,468
Gain on sales of real estate	—	(1,357)
Marketable securities (gains) losses, net	(35)	309
Derivative losses, net	533	439
Impairment recoveries	(11,900)	—
Changes in:
Accounts receivable	4,265	5,165
Other assets	(7,463)	(483)
Accounts payable and accrued liabilities	(16,341)	(14,756)
Net cash provided by operating activities	109,459	117,012
Cash flows from investing activities:
Acquisitions and development of real estate	(31,041)	(20,269)
Lease commissions and tenant and capital improvements	(4,620)	(9,642)
Proceeds from sales of real estate, net	—	5,764
Contributions to unconsolidated joint ventures	(151)	—
Distributions in excess of earnings from unconsolidated joint ventures	804	1,714
Proceeds from the sale of securities	242	—
Principal repayments on loans receivable and direct financing leases	1,009	2,485
Investments in loans receivable	—	(16)
(Increase) decrease in restricted cash	(4,953)	2,105
Net cash used in investing activities	(38,710)	(17,859)
Cash flows from financing activities:
Net borrowings under bank line of credit facility	210,000	85,000
Repayment of term loan	(200,000)	—
Repayments of mortgage debt	(8,842)	(38,463)
Net proceeds from the issuance (repurchase) of common stock and exercise of options	(1,546)	(1,478)
Dividends paid on common and preferred stock	(142,592)	(122,174)
Sale of noncontrolling interest	8,395	—
Purchase of noncontrolling interests	—	(9,097)
Distributions to noncontrolling interests	(3,819)	(4,127)
Net cash used in financing activities	(138,404)	(90,339)
Net increase (decrease) in cash and cash equivalents	(67,655)	8,814
Cash and cash equivalents, beginning of period	112,259	57,562
Cash and cash equivalents, end of period	$44,604	$66,376

See accompanying Notes to Condensed Consolidated Financial Statements.

HCP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)         Business

HCP, Inc., an S&P 500 company, which, together with its consolidated entities (collectively, “HCP” or the “Company”), invests primarily in real estate serving the healthcare industry in the United States (“U.S”). The Company is a self-administered, Maryland real estate investment trust (“REIT”) organized in 1985. The Company is headquartered in Long Beach, California, with offices in Nashville, Tennessee and San Francisco, California. The Company acquires, develops, leases, manages and disposes of healthcare real estate, and provides financing to healthcare providers. The Company’s portfolio is comprised of investments in the following five healthcare segments: (i) senior housing, (ii) life science, (iii) medical office, (iv) hospital and (v) skilled nursing. The Company makes investments within its healthcare segments using the following five investment products: (i) properties under lease, (ii) debt investments, (iii) developments and redevelopments, (iv) investment management and (v) DownREITs.

(2)     Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Management is required to make estimates and assumptions in the preparation of financial statements in conformity with GAAP. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

The condensed consolidated financial statements include the accounts of HCP, its wholly-owned subsidiaries and joint ventures that it controls through voting rights or other means. All material intercompany transactions and balances have been eliminated upon consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, the results of operations and the cash flows have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The accompanying unaudited interim financial information should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”).

Certain amounts in the Company’s condensed consolidated financial statements for prior periods have been reclassified to conform to the current period presentation. Assets sold or held for sale and associated liabilities have been reclassified on the condensed consolidated balance sheets and operating results reclassified from continuing to discontinued operations (see Note 4). All prior period interest earned on loans receivable and other interest bearing investments have been reclassified to “interest income” as a component of revenues from “other income, net” as a result of a significant increase in the Company’s investments in loans receivable.

Accounting Change

Effective January 1, 2010, the Company implemented the requirements of Accounting Standards Update No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“Update No. 2009-17”). Update No. 2009-17 requires enterprises to perform a qualitative approach to determining whether or not a variable interest entity (“VIE”) will need to be consolidated on a continuous basis. This evaluation is based on an enterprise’s ability to direct and influence the activities of a variable interest entity that most significantly impact that entity’s economic performance. As a result from its implementation analysis, the Company concluded that it had additional variable interests in various VIEs. The Company has determined that it is not the primary beneficiary of these additional VIEs (see Note 16).

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (‘‘FASB’’) issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The amendments in this update require, among other things, new disclosures and clarifications of existing disclosures related to transfers in and out of Level 1 and Level 2 fair value measurements, further disaggregation of fair value measurement disclosures for each class of assets and liabilities, and additional details of valuation techniques and inputs utilized. This update is consistent with the Company’s current accounting application for fair value measurements and disclosures and did not have a material impact on the consolidated financial position or results of operations.

In January 2010, the FASB issued Accounting Standards Update No. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. This update requires that dividends declared and payable in a combination of stock and cash be included in earnings per share prospectively and not considered a stock dividend for purposes of computing earnings per share. To date, the Company has not declared dividends in this manner so this update has had no impact on the Company’s computation of earnings per share.

(3)         Real Estate Property Investments

During the three months ended March 31, 2010, the Company purchased a senior housing facility for $9 million and funded an aggregate of $27 million for construction, tenant and other capital improvement projects, primarily in the life science segment.

During the three months ended March 31, 2010, three of the Company’s life science facilities located in South San Francisco were placed into service representing 329,000 square feet.

During the three months ended March 31, 2009, the Company purchased the remaining noncontrolling interests in three senior housing joint ventures for $14 million and funded an aggregate of $25 million for construction, tenant and other capital improvement projects, primarily in our life science segment.

(4)   Dispositions of Real Estate and Discontinued Operations

Dispositions of Real Estate

During the three months ended March 31, 2009, the Company sold properties with an aggregate value of $6 million primarily from our medical office segment.

Results from Discontinued Operations

The following table summarizes operating income from discontinued operations and gain on sales of real estate included in discontinued operations (dollars in thousands):

	Three Months Ended March 31,
	2010	2009
Rental and related revenues	$885	$2,159

Depreciation and amortization expenses	824	375
Operating expenses	—	173
Other (income) expenses	(18)	100
Income before gain on sales of real estate, net of income taxes	$79	$1,511

Gain on sales of real estate	$—	$1,357

Number of properties held for sale	1	8
Number of properties sold	—	7
Number of properties included in discontinued operations	1	15

(5)         Net Investment in Direct Financing Leases

The components of net investment in direct financing leases (“DFLs”) consist of the following (dollars in thousands):

	March 31,	December 31,
	2010	2009
Minimum lease payments receivable	$1,317,557	$1,338,634
Estimated residual values	467,248	467,248
Allowance for DFL losses	(43,857)	(54,957)
Less unearned income	(1,127,957)	(1,150,848)
Net investment in direct financing leases	$612,991	$600,077
Properties subject to direct financing leases	30	30

Lease payments due to the Company relating to three land-only DFLs, along with the land, are subordinate to and serve as collateral for first mortgage construction loans entered into by Erickson Retirement Communities and its affiliate entities (“Erickson”) to fund development costs related to the properties. During the three months ended December 31, 2008, the Company determined that two of these DFLs were impaired and began recognizing income on a cost-recovery basis. As a result of Erickson’s October 19, 2009 bankruptcy filing, the Company recorded a provision for DFL losses (impairment charges) of $15.1 million for the three months ending September 30, 2009 related to the two DFLs above, which was based on the Company’s estimate of the present value of future cash flows that would result from what was then viewed as the probable outcome of Erickson’s reorganization plan. At that time, the Company determined that an impairment charge would not be required for the third DFL since that asset was performing, nor would an impairment charge be required for a $10 million participation in a senior construction loan, for which Erickson is the borrower, since the estimated fair value of the underlying collateral supporting the loan was sufficient for the Company to recover its investment.

On December 23, 2009, an auction was concluded with respect to Erickson’s assets, and on December 30, 2009, Erickson filed an amended plan of reorganization providing additional detail about the results of the auction and the allocation of auction proceeds. The amended plan proposed that the Company would not be entitled to any of the proceeds with respect to the three DFLs and would receive only a nominal recovery with respect to the Company’s participation in the senior construction loan. Additionally, on January 4, 2010, Erickson served the Company with adversary complaints claiming, among other things, that the Company’s interest as a landlord under the DFLs should be treated as if it were instead the interest of a lender with a security interest in the properties. Even though Erickson’s amended plan of reorganization had not been confirmed in the bankruptcy proceedings, the Company concluded that, as a result of the auction, the subsequent allocation of the auction proceeds and management’s evaluation of Erickson’s pursuit of remedies consistent with the extinguishment of the Company’s DFL interests, it was appropriate to reduce the carrying value of these assets to a nominal amount associated with the expected partial recovery of the participation interest in the senior construction loan.

In February 2010, the Company entered into a settlement agreement with Erickson. On April 15, 2010, the bankruptcy court approved the settlement agreement and confirmed Erickson’s final plan of reorganization. The settlement agreement and plan of reorganization provide that the Company will, concurrently with the closing of the sale of Erickson’s assets and the transfer to the buyer of all of the Company’s interests in the three DFLs and participation in the senior construction loan, be entitled to: (i) retain deposits held by the Company with balances of $5 million as of March 31, 2010; and (ii) receive an additional $9.6 million. The closing is expected to occur on April 30, 2010, and remains subject to customary closing conditions. As a result, during the three months ended March 31, 2010, the Company recognized aggregate income of $11.9 million in impairment recoveries, which represents the reversal of a portion of the allowances established pursuant to the previous impairment charges related to its investments in the three DFLs and participation interest in the senior construction loan. This amount is shown as impairment recoveries in the condensed consolidated statement of income.

(6)   Loans Receivable

The following table summarizes the Company’s loans receivable (in thousands):

	March 31, 2010			December 31, 2009
	Real Estate Secured	Other	Total	Real Estate Secured	Other Secured	Total
Mezzanine	$—	$999,118	$999,118	$—	$999,118	$999,118
Other	782,822	85,468	868,290	783,798	84,079	867,877
Unamortized discounts, fees and costs	(106,952)	(61,402)	(168,354)	(115,422)	(66,196)	(181,618)
Allowance for loan losses	(7,348)	(4,291)	(11,639)	(8,148)	(4,291)	(12,439)
	$668,522	$1,018,893	$1,687,415	$660,228	$1,012,710	$1,672,938

On October 5, 2006, the Company acquired an interest-only, senior secured term loan made to an affiliate of the Cirrus Group, LLC (“Cirrus”). The loan had a maturity date of December 31, 2008, with a one-year extension period at the option of the borrower, subject to certain conditions, under which amounts were borrowed to finance the acquisition, development, syndication and operation of new and existing surgical partnerships. The loan accrues interest at a rate of 14.0%, of which 9.5% is payable monthly and 4.5% is deferred until maturity. The loan is collateralized by all of the assets of the borrower (comprised primarily of interests in partnerships operating surgical facilities, some of which are on the premises of properties owned by HCP Ventures IV or the Company) and is supported in part by limited guarantees made by certain principals of Cirrus. Recourse under certain of these guarantees is limited to the guarantors’ respective interests in certain entities owning real estate that are pledged to secure such guarantees. At December 31, 2008, the borrower did not meet the conditions necessary to exercise its extension option and did not repay the loan upon maturity. On April 22, 2009, new terms for extending the maturity date of the loan were agreed to, including the payment of a $1.1 million extension fee, and the maturity date was extended to December 31, 2010. In July 2009, the Company issued a notice of default for the borrower’s failure to make interest payments. In December 2009, the Company determined the loan was impaired and recognized a provision for loan loss of $4.3 million. This provision for loan loss resulted from discussions that began in December of 2009 to restructure the loan. The proposed terms of the loan restructure include an extension of the maturity date and a reduction of the contractual interest rate for a portion of the outstanding principal balance. Beginning January 2010, the borrower has made the required payments under the proposed terms of the restructure. At March 31, 2010 and December 31, 2009, the carrying value of this loan, including accrued interest of $5.7 million and $5.2 million, respectively, was $85.8 million and $83.5 million, respectively. During the three months ended March 31, 2010, the Company recognized interest income from this loan of $2.9 million and received cash payments from the borrower of $0.7 million.

On December 21, 2007, the Company made an investment in mezzanine loans having an aggregate par value of $1.0 billion at a discount of $100 million, which resulted in an acquisition cost of $900 million, as part of the financing for The Carlyle Group’s $6.3 billion purchase of Manor Care, Inc. These interest-only loans mature in January 2013 and bear interest on their par values at a floating rate of one-month London Interbank Offered Rate (“LIBOR”) plus 4.0%. These loans are mandatorily pre-payable in January 2012 unless the borrower satisfies certain performance conditions. Among other things, these performance conditions require the borrower to: (i) maintain an interest-rate cap agreement(s) with a strike price of 5.25% at an equivalent maturity to that of the underlying loans; and (ii) maintain a trailing-twelve-month Debt Service Coverage Ratio, as defined in the respective agreement, of no less than 1.45 times. At closing, the loans were secured by an indirect pledge of equity ownership in 339 HCR ManorCare facilities located in 30 states and were subordinate to other debt of approximately $3.6 billion. At March 31, 2010 and December 31, 2009, the carrying value of these loans was $939 million and $934 million, respectively.

On August 3, 2009, the Company purchased a $720 million participation in the first mortgage debt of HCR ManorCare at a discount of $130 million, which resulted in an acquisition cost of $590 million. The $720 million participation bears interest at LIBOR plus 1.25% and represents 45% of the $1.6 billion most senior tranche of HCR ManorCare’s mortgage debt incurred as part of the above mentioned financing for The Carlyle Group’s acquisition of Manor Care, Inc. in December 2007. The mortgage debt matures in January 2013, if the borrower exercises a one-year extension option and meets certain performance conditions, which are similar to those described above. The mortgage debt was secured by a first lien on 331 facilities located in 30 states at closing. At March 31, 2010 and December 31, 2009, the carrying value of the participation in this loan was $612 million and $604 million, respectively.

(7)   Investments in and Advances to Unconsolidated Joint Ventures

The Company owns interests in the following entities which are accounted for under the equity method at March 31, 2010 (dollars in thousands):

Entity(1)	Properties	Investment(2)	Ownership%
HCP Ventures II	25 senior housing facilities	$138,834	35
HCP Ventures III, LLC	13 medical office buildings (“MOBs”)	10,791	30
HCP Ventures IV, LLC	54 MOBs and 4 hospitals	39,264	20
HCP Life Science(3)	4 life science facilities	64,371	50-63
Horizon Bay Hyde Park, LLC	1 senior housing development	8,078	75
Suburban Properties, LLC	1 MOB	3,255	67
Advances to unconsolidated joint ventures, net		1,772
		$266,365
Edgewood Assisted Living Center, LLC(4)(5)	1 senior housing facility	$(326)	45
Seminole Shores Living Center, LLC(4)(5)	1 senior housing facility	(911)	50
		$265,128

(1)         These joint ventures are not consolidated since the Company does not control, through voting rights or other means, the joint ventures. See Note 2 to the Consolidated Financial Statements for the year ended December 31, 2009 in the Company’s Annual Report on Form 10-K filed with the SEC regarding the Company’s policy on consolidation.

(2)         Represents the carrying value of the Company’s investment in the unconsolidated joint venture. See Note 2 to the Consolidated Financial Statements for the year ended December 31, 2009 in the Company’s Annual Report on Form 10-K filed with the SEC regarding the Company’s policy for accounting for joint venture interests.

(3)         Includes three unconsolidated joint ventures between the Company and an institutional capital partner for which the Company is the managing member. HCP Life Science includes the following partnerships: (i) Torrey Pines Science Center, LP (50%); (ii) Britannia Biotech Gateway, LP (55%); and (iii) LASDK, LP (63%).

(4)         As of March 31, 2010, the Company has guaranteed in the aggregate $4 million of a total of $8 million of notes payable for these joint ventures. No amounts have been recorded related to these guarantees at March 31, 2010.

(5)         Negative investment amounts are included in accounts payable and accrued liabilities in the Company’s condensed consolidated financial statements.

Summarized combined financial information for the Company’s unconsolidated joint ventures follows (in thousands):

	March 31,	December 31,
	2010	2009
Real estate, net	$1,644,815	$1,655,754
Other assets, net	193,327	189,841
Total assets	$1,838,142	$1,845,595

Mortgage debt	$1,155,925	$1,159,589
Accounts payable	37,846	38,255
Other partners’ capital	459,508	462,243
HCP’s capital(1)	184,863	185,508
Total liabilities and partners’ capital	$1,838,142	$1,845,595

(1)          Aggregate basis difference of the Company’s investments in these joint ventures of $78 million, as of March 31, 2010, is primarily attributable to real estate and related intangible assets.

	Three Months Ended March 31,
	2010	2009
Total revenues	$45,846	$46,601
Net income (loss)	888	(1,146)
HCP’s equity income (loss)	1,383	(462)
Fees earned by HCP	1,308	1,438
Distributions received, net	2,224	3,182

(8)         Intangibles

At March 31, 2010 and December 31, 2009, intangible lease assets, comprised of lease-up intangibles, above market tenant lease intangibles, below market ground lease intangibles and intangible assets related to non-compete agreements, were $576.8 million and $592.1 million, respectively. At March 31, 2010 and December 31, 2009, the accumulated amortization of intangible assets was $203.8 million and $202.4 million, respectively.

At March 31, 2010 and December 31, 2009, below market lease and above market ground lease intangible liabilities were $278.3 million and $284.2 million, respectively. At March 31, 2010 and December 31, 2009, the accumulated amortization of intangible liabilities was $85.1 million and $83.9 million, respectively.

(9)         Other Assets

The Company’s other assets consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009
Marketable debt securities	$171,764	$172,799
Marketable equity securities	4,537	3,521
Straight-line rent assets, net of allowance of $51,112 and $48,681, respectively	172,178	158,674
Deferred debt issuance costs, net	16,059	18,607
Goodwill	50,346	50,346
Other	107,696	100,767
Total other assets	$522,580	$504,714

The cost or amortized cost, estimated fair value and gross unrealized gains and losses on marketable securities follows (in thousands):

			Gross Unrealized
	Cost Basis (1)	Fair Value	Gains	Losses
March 31, 2010:
Debt securities	$160,830	$171,764	$10,934	$—
Equity securities	3,645	4,537	892	—
Total investments	$164,475	$176,301	$11,826	$—

December 31, 2009:
Debt securities	$160,830	$172,799	$11,969	$—
Equity securities	3,685	3,521	236	(400)
Total investments	$164,515	$176,320	$12,205	$(400)

(1)          Represents the original cost basis of the marketable securities adjusted for discount accretion and other-than-temporary impairments recorded through earnings, if any.

At March 31, 2010, $141 million (par value) of the Company’s marketable debt securities accrue interest at 9.625% and mature in November 2016 and $20 million (par value) accrue interest at 9.25% and mature in May 2017. The issuers of these notes may elect to pay interest in cash or by issuing additional notes for all or a portion of the interest payments.

(10) Debt

Bank Line of Credit and Term Loan

The Company’s revolving line of credit facility with a syndicate of banks provides for an aggregate borrowing capacity of $1.5 billion and matures on August 1, 2011. This revolving line of credit facility accrues interest at a rate per annum equal to LIBOR plus a margin that depends upon the Company’s debt ratings. The Company pays a facility fee on the entire revolving commitment that depends upon its debt ratings. Based on the Company’s debt ratings at March 31, 2010, the margin on the revolving line of credit facility was 0.55% and the facility fee was 0.15%. At March 31, 2010, the Company had $210 million outstanding under this revolving line of credit facility with a weighted-average effective interest rate of 1.24%. At March 31, 2010, a $103 million letter of credit is outstanding against its revolving line of credit facility as a result of the Ventas, Inc. (“Ventas”) litigation. For further information regarding the Ventas litigation, see Note 11.

The Company’s revolving line of credit facility contains certain financial restrictions and other customary requirements, including cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the agreement (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 65%, (iii) require a Fixed Charge Coverage ratio of 1.75 times, and (iv) require a formula-determined Minimum Consolidated Tangible Net Worth of $4.9 billion at March 31, 2010. At March 31, 2010, the Company was in compliance with each of these restrictions and requirements of the revolving line of credit facility.

On March 10, 2010, the Company repaid the total outstanding indebtedness of $200 million under its term loan. The term loan, with an original maturity of August 1, 2011, was repaid primarily with funds available under the Company’s revolving line of credit facility. As a result of the early repayment of the term loan, the Company recognized a charge of $1.3 million related to unamortized issuance costs. At the time the term loan was paid off, it accrued interest at a rate per annum equal to LIBOR plus 2.00%.

Senior Unsecured Notes

At March 31, 2010, the Company had $3.5 billion in aggregate principal amount of senior unsecured notes outstanding. Interest rates on the notes ranged from 1.16% to 7.07%. The weighted-average effective interest rate on the senior unsecured notes at March 31, 2010 was 6.12%. Discounts and premiums are amortized to interest expense over the term of the related notes.  The senior unsecured notes contain certain covenants including limitations on debt, cross-acceleration provisions and other customary terms. At March 31, 2010, the Company believes it was in compliance with these covenants.

Mortgage and Other Secured Debt

At March 31, 2010, the Company had $1.8 billion in mortgage debt secured by 165 healthcare facilities with a carrying value of $2.3 billion and a participation in a first mortgage loan with a carrying value of $612 million. Interest rates on the mortgage notes ranged from 0.30% to 8.63% with a weighted average effective rate of 4.97% at March 31, 2010.

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

Other Debt

At March 31, 2010, the Company had $97 million of non-interest bearing life care bonds at two of its continuing care retirement communities and non-interest bearing occupancy fee deposits at another of its senior housing facilities, all of which were payable to certain residents of the facilities (collectively, “Life Care Bonds”). At March 31, 2010, $41.6 million of the Life Care Bonds were refundable to the residents upon the resident moving out or to their estate upon death, and $55.4 million of the Life Care Bonds were refundable after the unit is successfully remarketed to a new resident.

Debt Maturities

The following table summarizes the Company’s stated debt maturities and scheduled principal repayments, excluding debt premiums and discounts, at March 31, 2010 (in thousands):

Year	Bank Line of Credit	Senior Unsecured Notes	Mortgage and Other Secured Debt	Total (1)
2010 (Nine months)	$—	$206,421	$97,046	$303,467
2011	210,000	292,265	146,917	649,182
2012	—	250,000	63,776	313,776
2013	—	550,000	675,104	1,225,104
2014	—	87,000	177,435	264,435
Thereafter	—	2,150,000	665,680	2,815,680
	$210,000	$3,535,686	$1,825,958	$5,571,644

(1)

Excludes $97 million of other debt that represents non-interest bearing Life Care Bonds and occupancy fee deposits at three of the Company’s senior housing facilities, which have no scheduled maturities.

(11) Commitments and Contingencies

Legal Proceedings

From time to time, the Company is a party to legal proceedings, lawsuits and other claims that arise in the ordinary course of the Company’s business. Regardless of their merits, these matters may force the Company to expend significant financial resources. Except as described herein, the Company is not aware of any other legal proceedings or claims that it believes may have, individually or taken together, a material adverse effect on the Company’s business, prospects, financial condition or results of operations. The Company’s policy is to accrue legal expenses as they are incurred.

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

Ventas sought approximately $300 million in compensatory damages plus punitive damages. On July 16, 2009, the District Court dismissed Ventas’s claim that HCP interfered with Ventas’s purchase agreement with Sunrise REIT, dismissed claims for compensatory damages based on alleged financing and other costs, and allowed Ventas’s claim of interference with prospective advantage to proceed to trial. Ventas’s claim was tried before a jury between August 18, 2009 and September 4, 2009. During the trial, the District Court dismissed Ventas’s claim for punitive damages. On September 4, 2009, the jury returned a verdict in favor of Ventas in the amount of approximately $102 million in compensatory damages. The District Court entered a judgment against the Company in that amount on September 8, 2009, which the Company recognized as a provision for litigation expense during the three months ended September 30, 2009.

On September 22, 2009, the Company filed a motion for judgment as a matter of law or for a new trial. Also on September 22, 2009, Ventas filed a motion seeking approximately $20 million in prejudgment interest and approximately $4 million in additional damages to account for changes in currency exchange rates. The District Court denied both parties’ post-trial motions on November 17, 2009. The Company filed a notice of appeal in the United States Court of Appeals for the Sixth Circuit on November 17, 2009; Ventas filed a notice of appeal on November 25, 2009. The court of appeals has set a briefing schedule for the appeal; the court of appeals has not yet set a date for oral argument.

On June 29, 2009, several of the Company’s subsidiaries, together with three of its tenants, filed complaints in the Delaware Court of Chancery against Sunrise Senior Living, Inc. and three of its subsidiaries (“Sunrise”). A complaint was also filed on behalf of several other of the Company’s subsidiaries and one tenant on July 24, 2009 in the United States District Court for the Eastern District of Virginia. The complaints are based on Sunrise’s defaults under management and related agreements governing Sunrise’s operation of 64 Company subsidiary-owned facilities, 62 of which are leased to the tenants and two of which are leased directly to Sunrise. The complaints generally allege that Sunrise systematically breached various contractual and fiduciary duties by, among other things, (i) failing to maintain licenses necessary to the facilities’ operation; (ii) demonstrating a conscious disregard for the facilities’ budgets and other controls over expenditures related to the facilities; (iii) failing to provide various marketing and financial reports necessary for the Company’s subsidiaries’ and the tenants’ monitoring of Sunrise’s performance; (iv) retaining funds for Sunrise’s own benefit, and/or the benefit of its affiliates, that were properly due to the tenants; (v) charging the facilities for inappropriate overhead and similar corporate- level pass-through expenses that should have been borne by Sunrise and/or its affiliates; and (vi) obstructing the Company’s subsidiaries’ and the tenants’ contractually-prescribed audits of Sunrise’s operation of the facilities. The Company’s subsidiaries also allege that Sunrise’s policies constitute a breach of fiduciary duties to the Company’s subsidiaries and the tenants. The Company’s subsidiaries and tenants are generally seeking judicial confirmation of Sunrise’s material defaults of the management agreements and the Company’s subsidiaries’ and tenants’ rights to terminate the agreements for the 64 communities, and associated injunctive relief requiring Sunrise to vacate the facilities after cooperating in the transition of the facilities to another operator. In addition, the Company subsidiaries and tenants are seeking monetary damages related to the defaults. With regard to two of the Company’s subsidiary- owned facilities in the State of New York, the relevant Company’s subsidiary and tenant also seek judicial confirmation of the impossibility of the parties’ performance under the applicable management agreements due to the passage and implementation of new state legislation and related regulations.

In response to each of the complaints, Sunrise has asserted counterclaims against the Company, and certain of its subsidiaries and tenants alleging that (i) such subsidiaries and tenants have breached contractual duties and the implied covenant of good faith and fair dealing under the management and related agreements; (ii) the Company and its relevant subsidiaries have intentionally interfered with tenants’ performance of the management agreements; and (iii) the Company, its relevant subsidiaries and tenants have conspired to harm Sunrise’s business and reputation.

A trial has been scheduled to commence on June 1, 2010 for the complaint filed in the Eastern District of Virginia. A trial date has not yet been set for the complaints filed in the Delaware Court of Chancery. The Company expects that enforcing its and the Companies’ subsidiaries’ rights, and potentially defending against Sunrise’s counterclaims, will require it to expend significant funds. There can be no assurance that the Company’s subsidiaries or its tenants will prevail in their claims against Sunrise or in defending against Sunrise’s counterclaims.

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

At March 31, 2010, the Company had investments in mezzanine and secured loans to HCR ManorCare with an aggregate par value of $1.72 billion and a carrying value of $1.55 billion. At December 31, 2009, the Company had investments in mezzanine and secured loans to HCR ManorCare with an aggregate par value of $1.72 billion and a carrying value of $1.54 billion. At March 31, 2010 and December 31, 2009, the carrying value of these investments represented approximately 86% and 85%, respectively, of the Company’s skilled nursing segment assets and 13% and 13%, respectively, of total assets. For the three months ended March 31, 2010 and 2009, the Company recognized $27 million and $15 million, respectively, in interest income from these investments, which represents approximately 73% and 62%, respectively, of the Company’s skilled nursing segment revenues and 9% and 6%, respectively, of total revenues.

At March 31, 2010, Sunrise operated 75 of the Company’s senior housing facilities. Sunrise is a publicly traded company and is subject to the informational filing requirements of the Securities Exchange Act of 1934, as amended, and is required to file periodic reports on Form 10-K and Form 10-Q with the SEC. Among other things, Sunrise has disclosed that as of December 31, 2009, it has no borrowing availability under its bank credit facility, has significant scheduled debt maturities in 2010 and significant long-term debt that is in default. At March 31, 2010 and December 31, 2009, the aggregate carrying value of the Company’s gross assets leased to Sunrise represented approximately 40% and 40%, respectively, of the Company’s senior housing segment assets and 15% and 14%, respectively, of total assets. For the three months ended March 31, 2010 and 2009, the Company recognized $30 million and $28 million, respectively, in revenues from facilities operated by Sunrise, which represents approximately 35% and 34%, respectively of the Company’s senior housing segment revenues and 10% and 10%, respectively, of total revenues.

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

DownREIT LLCs

In connection with the formation of certain DownREIT limited liability companies (“LLCs”), members may contribute appreciated real estate to the DownREIT LLC in exchange for DownREIT units. These contributions are generally tax-deferred, so that the pre-contribution gain related to the property is not taxed to the member. However, if the contributed property is later sold by the DownREIT LLC, the unamortized pre-contribution gain that exists at the date of sale is specially allocated and taxed to the contributing members. In many of the DownREITs, the Company has entered into indemnification agreements with those members who contributed appreciated property into the DownREIT LLC. Under these indemnification agreements, if any of the appreciated real estate contributed by the members is sold by the DownREIT LLC in a taxable transaction within a specified number of years, the Company will reimburse the affected members for the federal and state income taxes associated with the pre-contribution gain that is specially allocated to the affected member under the Internal

Revenue Code of 1986, as amended (“make-whole payments”). These make-whole payments include a tax gross-up provision. At March 31, 2010, there were 4.2 million non-managing member units outstanding in six DownREIT LLCs, for all of which the Company is the managing member. At March 31, 2010, the carrying value and market value of the 4.2 million DownREIT units were $168.6 million and $192.7 million, respectively.

Credit Enhancement Guarantee

Certain of the Company’s senior housing facilities serve as collateral for $131 million of debt (maturing May 1, 2025) that is owed by a previous owner of the facilities. This indebtedness is guaranteed by the previous owner who has an investment grade credit rating. These senior housing facilities, which are classified as DFLs, had a carrying value of $358 million as of March 31, 2010.

(12) Equity

Preferred Stock

At March 31, 2010, the Company had two series of preferred stock outstanding, “Series E” and “Series F” preferred stock. The Series E and Series F preferred stock have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities of the Company. Holders of each series of preferred stock generally have no voting rights, except under limited conditions, and all holders are entitled to receive cumulative preferential dividends based upon each series’ respective liquidation preference. To preserve the Company’s status as a REIT, each series of preferred stock is subject to certain restrictions on ownership and transfer. Dividends are payable quarterly in arrears on the last day of March, June, September and December. The Series E and Series F preferred stock are currently redeemable at the Company’s option.

On February 1, 2010, the Company announced that its Board declared a quarterly cash dividend of $0.45313 per share on its Series E cumulative redeemable preferred stock and $0.44375 per share on its Series F cumulative redeemable preferred stock. These dividends were paid on March 31, 2010 to stockholders of record as of the close of business on March 15, 2010.

On April 22, 2010, the Company announced that its Board declared a quarterly cash dividend of $0.45313 per share on its Series E cumulative redeemable preferred stock and $0.44375 per share on its Series F cumulative redeemable preferred stock. These dividends will be paid on June 30, 2010 to stockholders of record as of the close of business on June 15, 2010.

Common Stock

The following is a summary of the Company’s common stock issuances:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Dividend Reinvestment and Stock Purchase Plan (“DRIP”)	82	34
Conversion of DownREIT units	46	9
Exercise of stock options	3	—
Restricted stock awards (“RSAs”)(1)	177	249
Restricted stock units (“RSUs”)(1)	255	182

(1)          Issued under the Company’s 2006 Performance Incentive Plan.

On February 1, 2010, the Company announced that its Board declared a quarterly cash dividend of $0.465 per share. The common stock cash dividend was paid on February 23, 2010 to stockholders of record as of the close of business on February 11, 2010.

On April 22, 2010, the Company announced that its Board declared a quarterly cash dividend of $0.465 per share. The common stock cash dividend will be paid on May 18, 2010 to stockholders of record as of the close of business on May 3, 2010.

Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The following is a summary of the Company’s accumulated other comprehensive income (loss):

	March 31,	December 31,
	2010	2009
	(in thousands)
AOCI—unrealized gains on available-for-sale securities, net	$11,826	$11,805
AOCI—unrealized losses on cash flow hedges, net	(9,116)	(10,769)
Supplemental Executive Retirement Plan minimum liability	(2,310)	(2,342)
Cumulative foreign currency translation adjustment	(806)	(828)
Total accumulated other comprehensive loss	$(406)	$(2,134)

Total Comprehensive Income

The following table provides a reconciliation of comprehensive income (in thousands):

	Three Months Ended March 31,
	2010	2009
Net income	$84,101	$52,709
Other comprehensive income	1,728	3,693
Total comprehensive income	$85,829	$56,402

(13) Segment Disclosures

The Company evaluates its business and makes resource allocations based on its five business segments: (i) senior housing, (ii) life science, (iii) medical office, (iv) hospital and (v) skilled nursing. Under the senior housing, life science, hospital and skilled nursing segments, the Company invests primarily in single operator or tenant properties, through the acquisition and development of real estate or through investment in debt issued by operators in these sectors. Under the medical office segment, the Company invests through the acquisition of MOBs that are primarily leased under gross or modified gross leases, which are generally to multiple tenants and require a greater level of property management. The accounting policies of the segments are the same as those described in Note 2 to the Consolidated Financial Statements for the year ended December 31, 2009 in the Company’s Annual Report on Form 10-K filed with the SEC. There were no intersegment sales or transfers during the three months ended March 31, 2010 and 2009. The Company evaluates performance based upon property net operating income from continuing operations (“NOI”) and interest income of the combined investments in each segment.

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

Summary information for the reportable segments follows (in thousands):

For the three months ended March 31, 2010:

Segments	Rental and Related Revenues	Tenant Recoveries	Income From DFLs	Interest Income	Investment Management Fees	Total Revenues	NOI(1)
Senior housing	$73,004	$—	$12,215	$126	$700	$86,045	$84,289
Life science	58,624	9,650	—	—	1	68,275	56,692
Medical office	65,256	11,618	—	—	607	77,481	45,527
Hospital	18,845	518	—	7,533	—	26,896	17,154
Skilled nursing	9,610	—	—	27,607	—	37,217	9,561
Total	$225,339	$21,786	$12,215	$35,266	$1,308	$295,914	$213,223

For the three months ended March 31, 2009:

Segments	Rental and Related Revenues	Tenant Recoveries	Income From DFLs	Interest Income	Investment Management Fees	Total Revenues	NOI(1)
Senior housing	$68,741	$—	$12,925	$326	$783	$82,775	$78,805
Life science	52,044	11,094	—	—	1	63,139	51,696
Medical office	65,071	12,023	—	—	654	77,748	44,305
Hospital	17,468	533	—	10,783	—	28,784	17,202
Skilled nursing	8,902	—	—	15,662	—	24,564	8,840
Total	$212,226	$23,650	$12,925	$26,771	$1,438	$277,010	$200,848

(1)          NOI is a non-GAAP supplemental financial measure used to evaluate the operating performance of real estate. The Company defines NOI as rental revenues, including tenant recoveries and income from direct financing leases, less property level operating expenses. NOI excludes interest income, investment management fee income, depreciation and amortization, general and administrative expenses, impairments, impairment recoveries, other income, net, interest expense, income taxes, equity income from unconsolidated joint ventures and discontinued operations. The Company believes NOI provides investors relevant and useful information because it measures the operating performance of the Company’s real estate at the property level on an unleveraged basis. The Company uses NOI to make decisions about resource allocations and assess property level performance. The Company believes that net income is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income as defined by GAAP since it does not reflect the aforementioned excluded items. Further, the Company’s definition of NOI may not be comparable to the definition used by other REITs, as those companies may use different methodologies for calculating NOI.

The following is a reconciliation from NOI to reported net income, the most direct comparable financial measure calculated and presented in accordance with GAAP (in thousands):

	Three Months Ended March 31,
	2010	2009
Net operating income from continuing operations	$213,223	$200,848
Interest income	35,266	26,771
Investment management fee income	1,308	1,438
Depreciation and amortization	(78,147)	(80,223)
General and administrative	(24,924)	(18,531)
Impairment recoveries	11,900	—
Other income, net	356	(2,438)
Interest expense	(75,956)	(76,674)
Income taxes	(387)	(888)
Equity income (loss) from unconsolidated joint ventures	1,383	(462)
Total discontinued operations	79	2,868
Net income	$84,101	$52,709

The Company’s total assets by segment were:

	March 31,	December 31,
Segments	2010	2009
Senior housing	$4,367,156	$4,342,607
Life science	3,603,203	3,593,550
Medical office	2,227,979	2,249,721
Hospital	947,098	947,120
Skilled nursing	1,814,243	1,801,521
Gross segment assets	12,959,679	12,934,519
Accumulated depreciation and amortization	(1,264,618)	(1,220,599)
Net segment assets	11,695,061	11,713,920
Real estate held for sale, net	12,638	13,461
Non-segment assets	431,871	482,354
Total assets	$12,139,570	$12,209,735

On October 5, 2006, simultaneous with the closing of the Company’s merger with CNL Retirement Properties, Inc. (“CRP”), the Company also merged with CNL Retirement Corp. (“CRC”). CRP was a REIT that invested primarily in senior housing and MOBs. Under the purchase method of accounting, the assets and liabilities of CRC were recorded at their estimated relative fair values, with $51.7 million paid in excess of the estimated fair value of CRC’s assets and liabilities recorded as goodwill. The CRC goodwill amount was allocated in proportion to the assets of the Company’s reporting units (property sectors) subsequent to the CRP acquisition.

At March 31, 2010, goodwill was allocated to segment assets as follows: (i) senior housing—$30.5 million, (ii) medical office—$11.4 million, (iii) hospital—$5.1 million, and (iv) skilled nursing—$3.3 million. Due to a decrease in our market capitalization during the first quarter of 2009, we performed an interim assessment of goodwill. In connection with this review, the Company recognized an impairment charge of $1.4 million, included in other income, net, for the goodwill allocated to the life science segment.

(14) Earnings Per Common Share

The following table illustrates the computation of basic and diluted earnings per share (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2010	2009
Numerator
Income from continuing operations	$84,022	$49,841
Noncontrolling interests’ share in continuing operations	(3,065)	(3,826)
Income from continuing operations applicable to HCP, Inc.	80,957	46,015
Preferred stock dividends	(5,283)	(5,283)
Participating securities’ share in continuing operations	(917)	(315)
Income from continuing operations applicable to common shares	74,757	40,417
Discontinued operations	79	2,868
Net income applicable to common shares	$74,836	$43,285

Denominator
Basic weighted average common shares	293,223	253,335
Dilutive stock options and restricted stock	864	88
Diluted weighted average common shares	294,087	253,423

Basic earnings per common share
Income from continuing operations	$0.26	$0.16
Discontinued operations	—	0.01
Net income applicable to common stockholders	$0.26	$0.17

Diluted earnings per common share
Income from continuing operations	$0.25	$0.16
Discontinued operations	—	0.01
Net income applicable to common shares	$0.25	$0.17

Restricted stock and certain of the Company’s performance restricted stock units are considered participating securities which require the use of the two-class method when computing basic and diluted earnings per share. For the three months ended March 31, 2010 and 2009, earnings representing nonforfeitable dividends of $0.9 million and $0.3 million, respectively, were allocated to the participating securities.

Options to purchase approximately 2.6 million and 6.2 million shares of common stock that had an exercise price in excess of the average market price of the common stock during the three months ended March 31, 2010 and 2009, respectively, were not included because they are anti-dilutive. Restricted stock and performance restricted stock units representing 86,000 and 0.6 million shares of common stock during the three months ended March 31, 2010 and 2009, respectively, were not included because they are anti-dilutive. Additionally, 5.8 million shares issuable upon conversion of 4.2 million DownREIT units during the three months ended March 31, 2010 were not included since they are anti-dilutive. During the three months ended March 31, 2009, 6.4 million shares issuable upon conversion of 4.8 million DownREIT units were not included since they were anti-dilutive.

(15) Supplemental Cash Flow Information

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Supplemental cash flow information:
Interest paid, net of capitalized interest	$89,965	$94,252
Taxes paid	526	360
Supplemental schedule of non-cash investing activities:
Capitalized interest	5,050	6,020
Increase (decrease) in accrued construction costs	1,412	(1,820)
Loan received upon real estate disposition	—	251
Supplemental schedule of non-cash financing activities:
Restricted stock issued	177	249
Vesting of restricted stock units	255	182
Cancellation of restricted stock	(6)	(12)
Conversion of non-managing member units into common stock	1,885	246
Unrealized gains on available-for-sale securities and derivatives designated as cash flow hedges, net	1,260	3,748

(16) Variable Interest Entities

At March 31, 2010, the Company leased 75 properties to a total of 11 tenants (“VIE tenants”) and had a loan to a borrower where each tenant and borrower has been identified as a VIE. On December 21, 2007, the Company made an investment of approximately $900 million in mezzanine loans where each mezzanine borrower has been identified as a VIE. The Company has determined that it is not the primary beneficiary of these VIEs.

The carrying value and classification of the related assets, liabilities and maximum exposure to loss as a result of the Company’s involvement with VIEs are presented below (in thousands):

VIE Type	Maximum Loss Exposure(1)	Asset/Liability Type	Carrying Amount
VIE tenants—operating leases	$647,470	Lease intangibles, net and straight-line rent receivables	$10,624
VIE tenants—DFLs	1,268,253	Net investment in DFLs	574,241
Senior secured loans	85,776	Loans receivable, net	85,776
Mezzanine loans	938,862	Loans receivable, net	938,862

(1)         The Company’s maximum loss exposure related to the VIE tenants represents the future minimum lease payments over the remaining term of the respective leases, which may be mitigated by re-leasing the properties to new tenants. The Company’s maximum loss exposure related to loans to VIEs represents their current aggregate carrying value.

See Notes 5, 6 and 11 for additional description of the nature, purpose and activities of the Company’s VIEs and interests therein.

(17) Fair Value Measurements

The following table illustrates the Company’s fair value measurements of its financial assets and liabilities measured at fair value in the Company’s condensed consolidated financial statements. Recognized gains and losses are recorded in other income, net on the Company’s condensed consolidated statements of income. During the three months ended March, 31, 2010, there were no transfers of financial assets or liabilities between levels.

The following is a summary of fair value measurements of financial assets and liabilities at March 31, 2010 (in thousands):

Financial Instrument	Fair Value	Level 1	Level 2	Level 3
Marketable debt securities	$171,764	$150,864	$20,900	$—
Marketable equity securities	4,537	4,537	—	—
Interest-rate swap assets(1)	6,026	—	6,026	—
Interest-rate swap liabilities(1)	(3,722)	—	(3,722)	—
Warrants(1)	1,539	—	—	1,539
	$180,144	$155,401	$23,204	$1,539

(1)          Interest-rate swaps and common stock warrants are valued using observable and unobservable market assumptions, as well as standardized derivative pricing models.

(18) Disclosures About Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, receivables, payables, and accrued liabilities are reasonable estimates of fair value because of the short-term maturities of these instruments. Fair values for loans receivable, bank line of credit, term loan, mortgage and other secured debt, and other debt are estimates based on rates currently prevailing for similar instruments of similar maturities. The estimated fair values of the interest-rate swaps and warrants were determined based on observable market assumptions and standardized derivative pricing models. The fair values of the senior unsecured notes and marketable equity and debt securities were determined based on market quotes.

	March 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Loans receivable, net	$1,687,415	$1,739,083	$1,672,938	$1,728,599
Marketable debt securities	171,764	171,764	172,799	172,799
Marketable equity securities	4,537	4,537	3,521	3,521
Warrants	1,539	1,539	1,732	1,732
Bank line of credit	210,000	210,000	—	—
Term loan	—	—	200,000	200,000
Senior unsecured notes	3,523,339	3,650,667	3,521,325	3,548,926
Mortgage and other secured debt	1,828,637	1,802,277	1,834,935	1,789,992
Other debt	97,023	97,023	99,883	99,883
Interest-rate swap assets	6,026	6,026	3,523	3,523
Interest-rate swap liabilities	3,722	3,722	3,438	3,438

(19) Derivative Instruments

The following table summarizes the Company’s outstanding interest-rate swap contracts as of March 31, 2010 (dollars in thousands):

Date Entered	Maturity Date	Hedge Designation	Fixed Rate	Floating Rate Index	Notional Amount	Fair Value(1)
July 2005(2)	July 2020	Cash Flow	3.82%	BMA Swap Index	$45,600	$(3,423)
June 2009(3)	September 2011	Fair Value	5.95%	1 Month LIBOR+4.21%	250,000	3,233
July 2009(4)	July 2013	Cash Flow	6.13%	1 Month LIBOR+3.65%	14,400	(299)
August 2009(5)	February 2011	Cash Flow	0.87%	1 Month LIBOR	250,000	955
August 2009(5)	August 2011	Cash Flow	1.24%	1 Month LIBOR	250,000	1,838

(1)          Interest-rate swap assets are recorded in other assets, net and interest-rate swap liabilities are recorded in accounts payable and accrued liabilities on the condensed consolidated balance sheets.

(2)          Represents three interest-rate swap contracts with an aggregate notional amount of $45.6 million, which hedge fluctuations in interest payments on variable-rate secured debt due to overall changes in hedged cash flows.

(3)          Hedges the changes in fair value of the Company’s outstanding senior unsecured fixed-rate notes (approximately 86% of the notes maturing in September 2011) due to fluctuations in the underlying benchmark interest rate.

(4)          Hedges fluctuations in interest payments on variable-rate secured debt due to fluctuations in the underlying benchmark interest rate.

(5)          Hedges fluctuations in interest receipts on a participation interest in a floating-rate secured mortgage note due to fluctuations in the underlying benchmark interest rate.

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

Credit risk is the risk that one of the parties to a derivative contract fails to perform or meet their financial obligation. The Company does not obtain collateral associated with its derivative instruments, but monitors the credit standing of its counterparties on a regular basis. Should a counterparty fail to perform, the Company would incur a financial loss to the extent that the associated derivative contract was in an asset position. At March 31, 2010, the Company does not anticipate non-performance by the counterparties to its outstanding derivative contracts.

During October and November 2007, the Company entered into two forward-starting interest-rate swap contracts with an aggregate notional amount of $900 million and settled the contracts during the three months ended June 30, 2008. The settlement value, less the ineffective portion of the hedging relationships, was recorded to accumulated other comprehensive income to be reclassified into interest expense over the forecasted term of the underlying unsecured fixed-rate debt. The interest-rate swap contracts were designated in qualifying, cash flow hedging relationships, to hedge the Company’s exposure to fluctuations in the benchmark interest rate component of interest payments on forecasted, unsecured, fixed-rate debt currently expected to be issued in 2010 and 2011. At March 31, 2010, the Company revised its estimated issuance date for the underlying unsecured, fixed-rate debt. As a result, the Company recognized a $0.3 million charge in other income, net related to the interest payments that are no longer probable of occurring.

At March 31, 2010, the Company expects that the hedged forecasted transactions, for each of the outstanding qualifying cash flow hedging relationships, remain probable of occurring and no additional gains or losses recorded to accumulated other comprehensive income (loss) are expected to be reclassified to earnings as a result.

To illustrate the effect of movements in the interest rate markets, the Company performed a market sensitivity analysis on its hedging instruments. The Company applied various basis point spreads, to the underlying interest rate curves of the derivative portfolio in order to determine the instruments’ change in estimated fair value. Assuming a one percentage point change in the underlying interest rate curve, the estimated change in fair value of each of the underlying derivative instruments would not exceed $4.2 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Language Regarding Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q that are not historical factual statements are “forward-looking statements.” We intend to have our forward-looking statements covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with those provisions. Forward-looking statements include, among other things, statements regarding our and our officers’ intent, belief or expectations as identified by the use of words such as “may,” “will,” “project,” “expect,” “believe,” “intend,” “anticipate,” “seek,” “forecast,” “plan,” “estimate,” “could,” “would,” “should” and other comparable and derivative terms or the negatives thereof. In addition, we, through our officers, from time to time, make forward-looking oral and written public statements concerning our expected future operations, strategies, securities offerings, growth and investment opportunities, dispositions, capital structure changes, budgets and other developments. Readers are cautioned that, while forward-looking statements reflect our good faith belief and reasonable assumptions based upon current information, we can give no assurance that our expectations or forecasts will be attained. Therefore, readers should be mindful that forward-looking statements are not guarantees of future performance and that they are subject to known and unknown risks and uncertainties that are difficult to predict. As more fully set forth under “Part I, Item 1A. Risk Factors” in the Company’s Annual report on Form 10-K for the fiscal year ended December 31, 2009, factors that may cause our actual results to differ materially from the expectations contained in the forward-looking statements include:

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

(l)             The financial, legal and regulatory difficulties of significant operators of our properties, including Sunrise Senior Living, Inc. (“Sunrise”);

(m)       The risk that we may not be able to achieve the benefits of investments within expected time-frames or at all, or within expected cost projections;

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

The information set forth in this Item 2 is intended to provide readers with an understanding of our financial condition, changes in financial condition and results of operations. We will discuss and provide our analysis in the following order:

•                  Executive Summary

•                  2010 Transaction Overview

•                  Dividends

•                  Critical Accounting Policies

•                  Results of Operations

•                  Liquidity and Capital Resources

•                  Off-Balance Sheet Arrangements

•                  Contractual Obligations

•                  Inflation

•                  Recent Accounting Pronouncements

Executive Summary

We are a self-administered REIT that, together with our consolidated subsidiaries, invests primarily in real estate serving the healthcare industry in the United States (“U.S.”). We acquire, develop, lease, manage and dispose of healthcare real estate and provide financing to healthcare providers. At March 31, 2010, our portfolio of investments, excluding assets held for sale, but including properties owned by our Investment Management Platform, consisted of interests in 677 facilities and $1.9 billion of mezzanine and other secured loan investments. Our Investment Management Platform represents the following joint ventures: (i) HCP Ventures II, (ii) HCP Ventures III, LLC, (iii) HCP Ventures IV, LLC and (iv) the HCP Life Science ventures.

Our business strategy is based on three principles: (i) opportunistic investing, (ii) portfolio diversification, and (iii) conservative financing. We actively seek to redeploy capital from investments with lower return potential into assets with higher return potential. We make investments where the expected risk-adjusted return exceeds our cost of capital and strive to leverage our operator, tenant and other business relationships.

Our strategy sometimes involves structuring transactions that are tax-advantaged. Generally, we prefer larger, more complex private transactions that leverage our management team’s experience and our infrastructure. We follow a disciplined approach to enhancing the value of our existing portfolio, including ongoing evaluation of potential disposition of properties and other investments that no longer fit our strategy. We always seek to mitigate risks in our underwriting process.

We primarily generate revenue by leasing healthcare properties under long-term leases. Most of our rents and other earned income from leases are received under triple-net leases or leases that provide for substantial recovery of operating expenses; however, some of our medical office and life science leases are structured as gross or modified gross leases. Accordingly, for such medical office buildings (“MOBs”) and life science facilities we incur certain property operating expenses, such as real estate taxes, repairs and maintenance, property management fees, utilities and insurance. Our growth for these assets depends, in part, on our ability to (i) increase rental income and other earned income from leases by increasing rental rates and occupancy levels; (ii) maximize tenant recoveries given the underlying lease structures; and (iii) control operating and other expenses. Our operations are impacted by property specific, market specific, general economic and other conditions.

Access to capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as to fund future acquisitions and development through the issuance of additional securities or secured debt. Access to external capital on favorable terms is critical to the success of our strategy.

2010 Transaction Overview

Investments

During the three months ended March 31, 2010, we made investments of $36 million, which included the acquisition of a senior housing facility for $9 million and funding of $27 million for construction and other capital projects primarily in our life science segment.

During the three months ended March 31, 2010, three life science facilities located in South San Francisco were placed in service representing 329,000 square feet.

Financings

On March 10, 2010, we repaid the total outstanding indebtedness of $200 million under our term loan. The term loan, with an original maturity of August 1, 2011, was repaid primarily with funds available under our revolving line of credit facility. As a result of the early repayment of the term loan, we recognized a charge of $1.3 million related to unamortized issuance costs.

Erickson Settlement

In February 2010, we entered into a settlement agreement with Erickson Retirement Communities (“Erickson”), which filed for bankruptcy in October 2009. On April 15, 2010, the bankruptcy court approved the settlement agreement and confirmed Erickson’s final plan of reorganization. The settlement agreement and plan of reorganization provide that we will, concurrently with the closing of the sale of Erickson’s assets, be entitled to: (i) retain deposits held by us with balances of $5 million as of March 31, 2010; and (ii) receive an additional $9.6 million.  The closing is expected to occur on April 30, 2010, and remains subject to customary closing conditions. As a result, during the quarter ended March 31, 2010, we recognized aggregate income of $11.9 million, which represents impairment recoveries of portions of previous impairment charges related to investments in three direct financing leases (“DFLs”) and a participation interest in a senior construction loan related to Erickson.

Dividends

On April 22, 2010, we announced that our Board declared a quarterly common stock cash dividend of $0.465 per share. The common stock dividend will be paid on May 18, 2010 to stockholders of record as of the close of business on May 3, 2010.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires our management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2009 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no significant changes to such policies for the three months ended March 31, 2010, except for our policy regarding principles of consolidation, which we have updated to address the new requirements of Accounting Standards Update No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“Update No. 2009-17”). Our revised critical accounting policy regarding principles of consolidation is as follows:

Principles of Consolidation

The condensed consolidated financial statements include the accounts of HCP, our wholly owned subsidiaries and joint ventures that we control, through voting rights or other means. We consolidate investments in variable interest entities (“VIEs”) when we are the primary beneficiary of the VIE at: (i) the creation of the variable interest entity, (ii) as a result of our continuous evaluation of our VIE relationships or (iii) upon the occurrence of a qualifying reconsideration event.

We make judgments with respect to our level of influence or control of an entity and whether we are (or are not) the primary beneficiary of a VIE. Consideration of various factors includes, but is not limited to, our ability to direct the activities that most significantly impact the entity’s economic performance, our form of ownership interest, our representation on the entity’s governing body, the size and seniority of our investment, our ability and the rights of other investors to participate in policy making decisions and to replace the manager of and/or liquidate the entity, if applicable. Our ability to correctly assess our influence or control over an entity at inception of our involvement or on a continuous basis and determine the primary beneficiary of a VIE affects the presentation of these entities in our condensed consolidated financial statements. If we were to perform a primary beneficiary analysis at a date other than at creation of the variable interest entity, our assumptions may be different, which could result in the identification of a different primary beneficiary.

If we determine that we are the primary beneficiary of a VIE, our condensed consolidated financial statements would include the results of the VIE (either tenant or borrower) rather than the results of our lease or loan to the VIE. We would depend on the VIE to provide us timely financial information, and we would rely on the internal controls of the VIE to provide accurate financial information. If the VIE has deficiencies in its internal controls over financial reporting, or does not provide us with timely financial information, this may adversely impact our financial reporting and our internal controls over financial reporting.

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

Our financial results for the three months ended March 31, 2010 and 2009 are summarized as follows:

Comparison of the Three Months Ended March 31, 2010 to the Three Months Ended March 31, 2009

Rental and related revenues

	Three Months Ended March 31,		Change
Segments	2010	2009	$	%
	(dollars in thousands)
Senior housing	$73,004	$68,741	$4,263	6%
Life science	58,624	52,044	6,580	13
Medical office	65,256	65,071	185	—
Hospital	18,845	17,468	1,377	8
Skilled nursing	9,610	8,902	708	8
Total	$225,339	$212,226	$13,113	6%

•                  Senior housing.  Senior housing rental and related revenues for the three months ended March 31, 2010 included $2.8 million of additional rents related to our properties operated by Sunrise. The remaining increase in senior housing rental and related revenues primarily relates to rent escalations and resets, which were partially offset by the decline in rents from facility-level operating revenues for three senior housing properties that were previously under management agreements and re-leased on a triple-net basis during 2009.

•                  Life science.  The increase in life science rental and related revenues was primarily the result of two development assets that were fully leased and placed in service on January 1, 2010.

Tenant recoveries

	Three Months Ended March 31,		Change
Segments	2010	2009	$	%
	(dollars in thousands)
Life science	$9,650	$11,094	$(1,444)	(13)%
Medical office	11,618	12,023	(405)	(3)
Hospital	518	533	(15)	(3)
Total	$21,786	$23,650	$(1,864)	(8)%

•                  Life science. During the three months ended March 31, 2009, we recognized $1.6 million as a result of a change in estimate of our life science common area maintenance receivables related to the year ended December 31, 2008. No similar change in estimate was recognized in the three months ended March 31, 2010.

Income from direct financing leases

Income from direct financing leases decreased $0.7 million to $12.2 million for the three months ended March 31, 2010. The decrease was primarily due to three DFLs that were deemed to be substantially impaired during 2009 (see Note 5 to the Condensed Consolidated Financial Statements).

Interest Income

For the three months ended March 31, 2010, interest income increased $8.5 million to $35.3 million. This increase was primarily related to additional interest income of $12 million earned from the $720 million participation in the first mortgage debt of HCR ManorCare purchased in August 2009, which was partially offset by a $3 million decrease of interest earned from marketable debt securities that were sold during 2009. For a more detailed description of our participation in the first mortgage debt of HCR ManorCare (see Note 6 to the Condensed Consolidated Financial Statements). Our exposure to income fluctuations related to our variable rate loans is partially mitigated by our variable rate indebtedness. For a more detailed discussion of our interest rate risk, see Quantitative and Qualitative Disclosures About Market Risk in Item 3.

Depreciation and amortization expense

Depreciation and amortization expense decreased $2.1 million to $78.1 million for the three months ended March 31, 2010. The decrease in depreciation and amortization expense is primarily related to assets which became fully depreciated during 2009 and 2010, which resulted in a $3.8 million decrease in depreciation and amortization expense. This decrease was partially offset by a $1.7 million increase in depreciation expense due to three life science development assets placed in service on January 1, 2010.

Operating expenses

	Three Months Ended March 31,		Change
Segments	2010	2009	$	%
	(dollars in thousands)
Senior housing	$930	$2,861	$(1,931)	(67)
Life science	11,582	11,442	140	1
Medical office	31,347	32,789	(1,442)	(4)
Hospital	2,209	799	1,410	NM (1)
Skilled nursing	49	62	(13)	21
Total	$46,117	$47,953	$(1,836)	(4)%

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

•                  Senior housing.  The decrease in senior housing operating expenses primarily relates to a decrease in facility-level operating expenses for three senior housing properties that were previously under management agreements and re-leased on a triple-net basis during 2009.

•                  Hospital.  Hospital operating expenses increased primarily as a result of incurring facility costs and property taxes for one of our hospitals located in Texas that is currently experiencing operational difficulties.

General and administrative expenses

General and administrative expenses increased $6.4 million to $24.9 million for the three months ended March 31, 2010. The increase in general and administrative expenses was primarily due to an increase in legal fees associated with litigation matters, which increased by $6.5 million to $9.4 million for the three months ended March 31, 2010. See the information set forth under the heading “Legal Proceedings” of Note 11 to the Condensed Consolidated Financial Statements.

Impairment recoveries

During the three months ended March 31, 2010, we recognized aggregate income of $11.9 million, which represents impairment recoveries of portions of previous impairment charges of investments related to Erickson. Erickson is the tenant at three of our senior housing CCRC DFLs and the borrower of a senior construction loan in which we have a participation interest (see Note 5 to the Condensed Consolidated Financial Statements).

Other income, net

For the three months ended March 31, 2010, other income, net increased $2.8 million to $0.4 million. The increase in other income net is primarily due to: (i) a $0.6 million net increase in gains on marketable securities, (ii) a 2009 $1.4 million impairment related to goodwill, and (iii) a 2009 $0.8 million impairment related to investments in unconsolidated joint ventures.

Interest expense

Interest expense decreased $0.7 million to $76.0 million for the three months ended March 31, 2010. The decrease was primarily due to: (i) $1.3 million from the repayment of the outstanding balance under our bridge loan in May 2009 and (ii) a $1.0 million decrease in interest expense resulting from the benefit of an interest-rate swap (pay float and receive fixed) that was placed on $250 million of our unsecured senior notes in June 2009. These decreases in interest expense were partially offset by a $1.3 million charge related to unamortized issuance costs which were written-off as a result of the early repayment of our term loan in March 2010.

The table below sets forth information with respect to our debt, excluding premiums and discounts (dollars in thousands):

	As of March 31,
	2010	2009
Balance:
Fixed rate	$4,686,330	$5,021,407
Variable rate	982,337	977,471
Total	$5,668,667	$5,998,878

Percent of total debt:
Fixed rate	83%	84%
Variable rate	17	16
Total	100%	100%
Weighted average interest rate at end of period:
Fixed rate	6.27%	6.34%
Variable rate	2.15%	1.83%
Total weighted average rate	5.56%	5.60%

Discontinued operations

The decrease of $2.8 million in income from discontinued operations to $79,000 for the three months ended March 31, 2010 is primarily due to a decrease in income from discontinued operations of $1.4 million and gains on real estate dispositions of $1.4 million. Discontinued operations for the three months ended March 31, 2010 included one property compared to 15 properties for the three months ended March 31, 2009. During the three months ended March 31, 2009, we sold seven properties for $6.0 million. We did not sell any properties during the three months ended March 31, 2010.

Liquidity and Capital Resources

Our principal liquidity needs are to: (i) fund normal operating expenses, (ii) meet debt service requirements, including $206 million of senior unsecured notes and $97 million of mortgage debt principal payments and maturities in 2010, (iii) fund capital expenditures, including tenant improvements and leasing costs, (iv) fund acquisition and development activities, and (v) make dividend distributions. We believe these needs will be satisfied using cash flows generated by operations and from our various financing activities during the next twelve months. During the three months ended March 31, 2010, distributions to shareholders and noncontrolling interest holders exceeded cash flows from operations by approximately $37 million. During 2009, we raised proceeds of $1.1 billion from issuances of common stock and sales of marketable debt securities and real estate, which proceeds, among other things, were the sources of cash used to fund the excess of distributions to shareholders and noncontrolling interest holders above cash flows from operations during the three months ended March 31, 2010.

Access to capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as to fund future acquisitions and development through the issuance of additional securities or secured debt. As of April 22, 2010, we had a credit rating of Baa3 (positive) from Moody’s, BBB (stable) from S&P and BBB (positive) from Fitch on our senior unsecured debt securities, and Ba1 (positive) from Moody’s, BB+ (stable) from S&P and BB+ (positive) from Fitch on our preferred equity securities.

Net cash provided by operating activities was $109 million and $117 million for the three months ended March 31, 2010 and 2009, respectively. The decrease in operating cash flows is primarily the result of changes in working capital. Our cash flows from operations are dependent upon the occupancy level of multi-tenant buildings, rental rates on leases, our tenants’ performance on their lease obligations, the level of operating expenses and other factors.

Net cash used in investing activities was $39 million for the three months ended March 31, 2010 and consisted of fundings of $31 million for acquisition and development of real estate and $5 million for lease commissions and tenant and capital improvements.

Net cash used in financing activities was $138 million for the three months ended March 31, 2010 and consisted of the net effects of: (i) net borrowings under our bank revolving line of credit of $210 million, (ii) repayment of our term loan of $200 million and (iii) payments of common and preferred dividends aggregating $143 million.

Debt

Bank Line of Credit

Our revolving line of credit facility with a syndicate of banks provides for an aggregate borrowing capacity of $1.5 billion and matures on August 1, 2011. This revolving line of credit facility accrues interest at a rate per annum equal to LIBOR plus a margin that depends upon our debt ratings. We pay a facility fee on the entire revolving commitment that depends upon our debt ratings. Based on our debt ratings on March 31, 2010, the margin on the revolving line of credit facility was 0.55% and the facility fee was 0.15%. At March 31, 2010, we had $210 million outstanding under this revolving line of credit facility with a weighted-average effective interest rate of 1.24%. At March 31, 2010, a $103 million letter of credit is outstanding against our revolving line of credit facility as a result of the Ventas litigation. For further information regarding the Ventas litigation, see Note 11 to the Condensed Consolidated Financial Statements.

Our revolving line of credit facility contains certain financial restrictions and other customary requirements. Among other things, these covenants, using terms defined in the agreement, (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 65%, (iii) require a Fixed Charge Coverage ratio of 1.75 times and (iv) require a formula-determined Minimum Consolidated Tangible Net Worth of $4.9 billion at March 31, 2010. At March 31, 2010, we were in compliance with each of these restrictions and requirements of our revolving line of credit facility.

Our revolving line of credit facility also contains cross-default provisions to other indebtedness of ours, including in some instances, certain mortgages on our properties. Certain mortgages contain default provisions relating to defaults under the leases or operating agreements on the applicable properties by our operators or tenants, including default provisions relating to the bankruptcy filings of such operator or tenant. Although we believe that we would be able to secure amendments under the applicable agreements if a default as described above occurs, such default may result in significantly less favorable borrowing terms than currently available, material delays in the availability of funding or other material adverse consequences.

Senior Unsecured Notes

At March 31, 2010, we had $3.5 billion in aggregate principal amount of senior unsecured notes outstanding. Interest rates on the notes ranged from 1.16% to 7.07% with a weighted average effective interest rate of 6.12% at March 31, 2010. Discounts and premiums are amortized to interest expense over the term of the related notes. The senior unsecured notes contain certain covenants including limitations on debt, cross-acceleration provisions and other customary terms. At March 31, 2010, we believe we were in compliance with these covenants.

Mortgage and Other Secured Debt

At March 31, 2010, we had $1.8 billion in mortgage debt secured by 165 healthcare facilities with a carrying value of $2.3 billion and a participation in a first mortgage loan with a carrying value of $612 million. Interest rates on the mortgage notes ranged from 0.30% to 8.63% with a weighted average effective interest rate of 4.97% at March 31, 2010.

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

Other Debt

At March 31, 2010, we had $97 million of non-interest bearing life care bonds at two of our continuing care retirement communities and non-interest bearing occupancy fee deposits at another of our senior housing facilities, all of which were payable to certain residents of the facilities (collectively, “Life Care Bonds”). At March 31, 2010, $41.6 million of the Life Care Bonds were refundable to the residents upon the resident moving out or to their estate upon death, and $55.4 million of the Life Care Bonds were refundable after the unit is successfully remarketed to a new resident.

Debt Maturities

The following table summarizes our stated debt maturities and scheduled principal repayments, excluding debt premiums and discounts, at March 31, 2010 (in thousands):

Year	Amount(1)
2010 (Nine months)	$303,467
2011	649,182
2012	313,776
2013	1,225,104
2014	264,435
Thereafter	2,815,680
$5,571,644

(1)         Excludes $97 million of other debt that represents non-interest bearing Life Care Bonds and occupancy fee deposits at three of our senior housing facilities, which have no scheduled maturities.

Derivative Instruments

We use derivative instruments to mitigate the effects of interest rate fluctuations on specific forecasted transactions as well as recognized obligations or assets. We do not use derivative instruments for speculative or trading purposes.

The following table summarizes our outstanding interest rate swap contracts as of March 31, 2010 (dollars in thousands):

Date Entered	Maturity Date	Hedge Designation	Fixed Rate	Floating Rate Index	Notional Amount	Fair Value
July 2005(1)	July 2020	Cash Flow	3.82%	BMA Swap Index	$45,600	$(3,423)
June 2009	September 2011	Fair Value	5.95%	1 Month LIBOR+4.21%	250,000	3,233
July 2009	July 2013	Cash Flow	6.13%	1 Month LIBOR+3.65%	14,400	(299)
August 2009	February 2011	Cash Flow	0.87%	1 Month LIBOR	250,000	955
August 2009	August 2011	Cash Flow	1.24%	1 Month LIBOR	250,000	1,838

(1)          Represents three interest-rate swap contracts with an aggregate notional amount of $45.6 million.

For a more detailed description of our derivative financial instruments, see Note 19 of the Condensed Consolidated Financial Statements and Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Equity

At March 31, 2010, we had 4.0 million shares of 7.25% Series E cumulative redeemable preferred stock, 7.8 million shares of 7.10% Series F cumulative redeemable preferred stock and 294 million shares of common stock outstanding. At March 31, 2010, equity totaled $5.9 billion and our equity securities had a market value of $10.2 billion.

At March 31, 2010, there were a total of 4.2 million DownREIT units outstanding in six limited liability companies in which we are the managing member. The DownREIT units are exchangeable for an amount of cash approximating the then-current market value of shares of our common stock or, at our option, shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications).

Shelf Registration

We have a prospectus on file with the SEC as part of a registration statement on Form S-3, using a shelf registration process which expires in September 2012. Under this “shelf” process, we may sell from time to time any combination of the registered securities in one or more offerings. The securities described in the prospectus include common stock, preferred stock and debt securities. Each time we sell securities under the shelf registration, we will provide a prospectus supplement that will contain specific information about the terms of the securities being offered and of the offering. We may offer and sell the securities pursuant to this prospectus from time to time in one or more of the following ways: through underwriters or dealers, through agents, directly to purchasers or through a combination of any of these methods of sales. Proceeds from the sale of these securities may be used for general corporate purposes, which may include repayment of indebtedness, working capital and potential acquisitions.

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

Contractual Obligations

The following table summarizes our material contractual payment obligations and commitments at March 31, 2010 (in thousands):

	Total(1)	Less than One Year	2011-2012	2013-2014	More than Five Years
Bank line of credit	$210,000	$—	$210,000	$—	$—
Senior unsecured notes	3,535,686	206,421	542,265	637,000	2,150,000
Mortgage and other secured debt	1,825,958	97,046	210,693	852,539	665,680
Development commitments(2)	11,922	11,922	—	—	—
Ground and other operating leases	199,227	3,687	10,261	9,911	175,368
Interest(3)	1,494,108	225,752	529,254	406,569	332,533
Total	$7,276,901	$544,828	$1,502,473	$1,906,019	$3,323,581

(1)	Excludes $97 million of other debt that represents non-interest bearing Life Care Bonds and occupancy fee deposits at three of our senior housing facilities, which have no scheduled maturities.
(2)	Represents construction and other commitments for developments in progress.
(3)	Interest on variable-rate debt is calculated using rates in effect at March 31, 2010.

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

Recent Accounting Pronouncements

See Note 2 to the Condensed Consolidated Financial Statements for the impact of recent accounting pronouncements. There were no accounting pronouncements that were issued, but not yet adopted by us, that we believe will materially impact our condensed consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.  At March 31, 2010, we were exposed to market risks related to fluctuations in interest rates on approximately $1.7 billion of variable-rate HCR ManorCare loan investments (see Note 6 to the Condensed Consolidated Financial Statements) and $83 million of other investments where the payments fluctuate with changes in LIBOR. Our exposure to income fluctuations related to our variable-rate investments is partially offset by (i) $210 million of variable-rate line of credit borrowings, (ii) $497 million of variable-rate mortgage notes and other secured debt payable, excluding $60 million of variable-rate mortgage notes which have been hedged through interest-rate swap contracts, (iii) $25 million of variable-rate senior unsecured notes, and (iv) $750 million of additional variable interest rate exposure achieved through interest-rate swap contracts (pay float and receive fixed).

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt, loans receivable and debt securities unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a one percentage point increase in the interest rate related to the variable-rate investments and variable-rate debt, and assuming no change in the outstanding balance as of March 31, 2010, net interest income would improve by approximately $3.2 million, or $0.01 per common share on a diluted basis. Assuming a 50 basis point decrease in interest rates under the above circumstances, taking into consideration that the index underlying many of our arrangements is currently below 50 basis points and is not expected to go below zero, net interest income would decline by $1.6 million, or less than $0.01 per common share on a diluted basis.

We use derivative instruments during the normal course of business to manage or hedge interest rate risk. We do not use derivative financial instruments for speculative purposes. Derivatives are recorded on the condensed consolidated balance sheet at their estimated fair value. See Note 19 to the Condensed Consolidated Financial Statements for further information.

To illustrate the effect of movements in the interest rate markets, we performed a market sensitivity analysis on our hedging instruments. We applied various basis point spreads to the underlying interest rate curves of the derivative portfolio in order to determine the instruments’ change in estimated fair value. Assuming a one percentage point change in the underlying interest rate curve, the estimated change in fair value of each of the underlying derivative instruments would not exceed $4.2 million.

Market Risk.  We are directly and indirectly affected by changes in the equity and bond markets. We have investments in marketable debt and equity securities classified as available-for-sale. Gains and losses on these securities are recognized in income when realized and losses are recognized when an other-than-temporary decline in value is identified. The initial indicator of an other-than-temporary decline in value for marketable equity securities is a sustained decline in market price below the carrying value for an extended period of time. We consider a variety of factors in evaluating an other-than-temporary decline in value, such as: the length of time and the extent to which the market value has been less than our cost; the issuer’s financial condition, capital strength and near-term prospects; any recent events specific to that issuer and economic conditions of its industry; and our investment horizon in relationship to an anticipated near-term recovery in the stock or bond price, if any. At March 31, 2010, the fair value and cost, or the adjusted cost basis for those securities where a recognized loss was recorded, of marketable equity securities was $4.5 million and $3.6 million, respectively, and the fair value and cost basis of marketable debt securities was $171.8 million and $160.8 million, respectively.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

See the Ventas and Sunrise litigation matters under the heading “Legal Proceedings” of Note 11 to the Condensed Consolidated Financial Statements in this report for information regarding legal proceedings, which information is incorporated by reference in this Item 3.

Item 1A.  Risk Factors

There are no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)

None.

(b)

None.

(c)

The table below sets forth information with respect to purchases of our common stock made by us or on our behalf or by any “affiliated purchaser,” as such term is defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, during the three months ended March 31, 2010.

Period Covered	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number Of Shares (Or Units) Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number (Or Approximate Dollar Value) Of Shares (Or Units) That May Yet Be Purchased Under The Plans Or Programs
January 1-31, 2010	128,232	$28.67	—	—
February 1-28, 2010	10,683	29.16	—	—
March 1-31, 2010	437	32.71	—	—
Total	139,352	28.72	—	—

(1)          Represents restricted shares withheld under our 2006 Performance Incentive Plan (the “2006 Incentive Plan”), to offset tax withholding obligations that occur upon vesting of restricted shares. Our 2006 Incentive Plan provides that the value of the shares withheld shall be the closing price of our common stock on the date the relevant transaction occurs.

Item 6.  Exhibits

3.1	Articles of Restatement of HCP (incorporated by reference herein to Exhibit 3.1 to HCP’s Quarterly Report on Form 10-Q (File No. 1-08895), filed October 30, 2007).

3.2	Fourth Amended and Restated Bylaws of HCP (incorporated herein by reference to Exhibit 3.1 to HCP’s Current Report on Form 8-K (File No. 1-08895), filed September 25, 2006).

3.2.1	Amendment No. 1 to Fourth Amended and Restated Bylaws of HCP (incorporated by reference herein to Exhibit 3.2.1 to HCP’s Quarterly Report on Form 10-Q (File No. 1-08895), filed October 30, 2007).

3.2.2	Amendment No. 2 to Fourth Amended and Restated Bylaws of HCP (incorporated by reference herein to Exhibit 3.2.2 to HCP’s Quarterly Report on Form 10-Q (File No. 1-08895), filed November 3, 2009).

4.1	Acknowledgment and Consent, dated as of February 5, 2010, by and among ML Private Finance, LLC, A. Daniel Weyland, an individual, HCPI/Tennessee, LLC, and HCP.

31.1	Certification by James F. Flaherty III, HCP’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification by Thomas M. Herzog, HCP’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).

32.1	Certification by James F. Flaherty III, HCP’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	Certification by Thomas M. Herzog, HCP’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 27, 2010	HCP, Inc.

(Registrant)

/s/ JAMES F. FLAHERTY III
James F. Flaherty III
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ THOMAS M. HERZOG
Thomas M. Herzog
Executive Vice President-
Chief Financial Officer
(Principal Financial Officer)

/s/ SCOTT A. ANDERSON
Scott A. Anderson
Senior Vice President-
Chief Accounting Officer
(Principal Accounting Officer)