Form 10-Q
period 2010-06-30
HCP, INC.
filed 2010-08-03
CIK 765880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2010.

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

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  YES ☐  NO ☒

As of July 29, 2010, there were 310,066,208 shares of the registrant’s $1.00 par value common stock outstanding.

HCP, INC.

INDEX

PART I. FINANCIAL INFORMATION

HCP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Real estate:
Buildings and improvements	$8,087,909	$7,802,979
Development costs and construction in progress	124,573	272,542
Land	1,557,168	1,544,004
Accumulated depreciation and amortization	(1,147,237)	(1,047,641)
Net real estate	8,622,413	8,571,884

Net investment in direct financing leases	604,382	600,077
Loans receivable, net	1,707,609	1,672,938
Investments in and advances to unconsolidated joint ventures	265,436	267,978
Accounts receivable, net of allowance of $8,239 and $10,772, respectively	37,050	43,726
Cash and cash equivalents	96,260	112,259
Restricted cash	39,817	33,000
Intangible assets, net	356,387	389,698
Real estate held for sale, net	—	13,461
Other assets, net	515,289	504,714
Total assets	$12,244,643	$12,209,735
LIABILITIES AND EQUITY
Bank line of credit	$—	$—
Term loan	—	200,000
Senior unsecured notes	3,524,022	3,521,325
Mortgage and other secured debt	1,751,520	1,834,935
Other debt	94,956	99,883
Intangible liabilities, net	186,152	200,260
Accounts payable and accrued liabilities	312,775	309,596
Deferred revenue	81,898	85,127
Total liabilities	5,951,323	6,251,126

Commitments and contingencies

Preferred stock, $1.00 par value: 50,000,000 shares authorized; 11,820,000 shares issued and outstanding, liquidation preference of $25.00 per share	285,173	285,173
Common stock, $1.00 par value: 750,000,000 shares authorized; 308,038,877 and 293,548,162 shares issued and outstanding, respectively	308,039	293,548
Additional paid-in capital	6,157,609	5,719,400
Cumulative dividends in excess of earnings	(634,066)	(515,450)
Accumulated other comprehensive loss	(4,552)	(2,134)
Total stockholders’ equity	6,112,203	5,780,537

Joint venture partners	14,995	7,529
Non-managing member unitholders	166,122	170,543
Total noncontrolling interests	181,117	178,072
Total equity	6,293,320	5,958,609
Total liabilities and equity	$12,244,643	$12,209,735

See accompanying Notes to Condensed Consolidated Financial Statements.

HCP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Rental and related revenues	$231,458	$229,822	$456,797	$442,048
Tenant recoveries	22,120	21,010	43,906	44,660
Income from direct financing leases	11,995	13,204	24,210	26,129
Interest income	36,156	27,084	71,422	53,855
Investment management fee income	1,290	1,369	2,598	2,807
Total revenues	303,019	292,489	598,933	569,499

Costs and expenses:
Depreciation and amortization	77,912	79,293	156,059	159,516
Interest expense	72,747	75,340	148,703	152,014
Operating	45,451	45,685	91,568	93,638
General and administrative	20,526	20,232	45,450	38,763
Impairments (recoveries)	—	5,781	(11,900)	5,781
Total costs and expenses	216,636	226,331	429,880	449,712

Other income (expense), net	224	1,648	580	(790)

Income before income taxes and equity income from unconsolidated joint ventures	86,607	67,806	169,633	118,997
Income taxes	(577)	(840)	(964)	(1,727)
Equity income from unconsolidated joint ventures	2,486	1,127	3,869	665
Income from continuing operations	88,516	68,093	172,538	117,935

Discontinued operations:
Income before impairments and gain on sales of real estate, net of income taxes	14	2,670	93	4,180
Impairments	—	(125)	—	(125)
Gain on sales of real estate, net of income taxes	65	30,540	65	31,897
Total discontinued operations	79	33,085	158	35,952

Net income	88,595	101,178	172,696	153,887
Noncontrolling interests’ share in earnings	(3,494)	(3,719)	(6,559)	(7,545)
Net income attributable to HCP, Inc.	85,101	97,459	166,137	146,342
Preferred stock dividends	(5,283)	(5,283)	(10,566)	(10,566)
Participating securities’ share in earnings	(353)	(392)	(1,270)	(707)
Net income applicable to common shares	$79,465	$91,784	$154,301	$135,069

Basic earnings per common share:
Continuing operations	$0.27	$0.22	$0.52	$0.38
Discontinued operations	—	0.13	—	0.14
Net income applicable to common shares	$0.27	$0.35	$0.52	$0.52
Diluted earnings per common share:
Continuing operations	$0.27	$0.22	$0.52	$0.38
Discontinued operations	—	0.13	—	0.14
Net income applicable to common shares	$0.27	$0.35	$0.52	$0.52
Weighted average shares used to calculate earnings per common share:
Basic	294,880	265,422	294,056	259,412
Diluted	296,037	265,542	295,067	259,516

Dividends declared per common share	$0.465	$0.460	$0.93	$0.92

See accompanying Notes to Condensed Consolidated Financial Statements.

HCP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

(Unaudited)

						Cumulative	Accumulated
					Additional	Dividends	Other	Total	Total
	Preferred Stock		Common Stock		Paid-In	In Excess	Comprehensive	Stockholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Of Earnings	Income (Loss)	Equity	Interests	Equity
January 1, 2010	11,820	$285,173	293,548	$293,548	$5,719,400	$(515,450)	$(2,134)	$5,780,537	$178,072	$5,958,609
Comprehensive income:
Net income	—	—	—	—	—	166,137	—	166,137	6,559	172,696
Change in net unrealized gains (losses) on securities:
Unrealized losses	—	—	—	—	—	—	(1,938)	(1,938)	—	(1,938)
Less reclassification adjustment realized in net income	—	—	—	—	—	—	(22)	(22)	—	(22)
Change in net unrealized gains (losses) on cash flow hedges:
Unrealized losses	—	—	—	—	—	—	(934)	(934)	—	(934)
Less reclassification adjustment realized in net income	—	—	—	—	—	—	535	535	—	535
Change in Supplemental Executive Retirement Plan obligation	—	—	—	—	—	—	65	65	—	65
Foreign currency translation adjustment	—	—	—	—	—	—	(124)	(124)	—	(124)
Total comprehensive income								163,719	6,559	170,278
Issuance of common stock, net	—	—	14,496	14,496	431,423	—	—	445,919	(4,423)	441,496
Repurchase of common stock	—	—	(145)	(145)	(4,045)	—	—	(4,190)	—	(4,190)
Exercise of stock options	—	—	140	140	3,143	—	—	3,283	—	3,283
Amortization of deferred compensation	—	—	—	—	7,688	—	—	7,688	—	7,688
Preferred dividends	—	—	—	—	—	(10,566)	—	(10,566)	—	(10,566)
Common dividends ($0.93 per share)	—	—	—	—	—	(274,187)	—	(274,187)	—	(274,187)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(8,195)	(8,195)
Sale of noncontrolling interests	—	—	—	—	—	—	—	—	8,395	8,395
Other	—	—	—	—	—	—	—	—	709	709
June 30, 2010	11,820	$285,173	308,039	$308,039	$6,157,609	$(634,066)	$(4,552)	$6,112,203	$181,117	$6,293,320

See accompanying Notes to Condensed Consolidated Financial Statements.

HCP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Continued)

(In thousands)

(Unaudited)

						Cumulative	Accumulated
					Additional	Dividends	Other	Total
	Preferred Stock		Common Stock		Paid-In	In Excess	Comprehensive	Stockholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Of Earnings	Income (Loss)	Equity	Interests	Equity
January 1, 2009	11,820	$285,173	253,601	$253,601	$4,873,727	$(130,068)	$(81,162)	$5,201,271	$206,569	$5,407,840
Comprehensive income:
Net income	—	—	—	—	—	146,342	—	146,342	7,545	153,887
Change in net unrealized gains (losses) on securities:
Unrealized gains	—	—	—	—	—	—	61,787	61,787	—	61,787
Less reclassification adjustment realized in net income	—	—	—	—	—	—	(131)	(131)	—	(131)
Change in net unrealized gains (losses) on cash flow hedges:
Unrealized gains	—	—	—	—	—	—	32	32	—	32
Less reclassification adjustment realized in net income	—	—	—	—	—	—	590	590	—	590
Change in Supplemental Executive Retirement Plan obligation	—	—	—	—	—	—	44	44	—	44
Foreign currency translation adjustment	—	—	—	—	—	—	21	21	—	21
Total comprehensive income								208,685	7,545	216,230
Issuance of common stock, net	—	—	21,745	21,745	423,762	—	—	445,507	(21,873)	423,634
Repurchase of common stock	—	—	(93)	(93)	(2,088)	—	—	(2,181)	—	(2,181)
Amortization of deferred compensation	—	—	—	—	7,537	—	—	7,537	—	7,537
Preferred dividends	—	—	—	—	—	(10,566)	—	(10,566)	—	(10,566)
Common dividends ($0.92 per share)	—	—	—	—	—	(234,132)	—	(234,132)	—	(234,132)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(7,840)	(7,840)
Purchase of noncontrolling interests	—	—	—	—	(4,725)	—	—	(4,725)	(4,372)	(9,097)
June 30, 2009	11,820	$285,173	275,253	$275,253	$5,298,213	$(228,424)	$(18,819)	$5,611,396	$180,029	$5,791,425

See accompanying Notes to Condensed Consolidated Financial Statements.

HCP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$172,696	$153,887
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate, in-place lease and other intangibles:
Continuing operations	156,059	159,516
Discontinued operations	824	711
Amortization of above and below market lease intangibles, net	(3,708)	(10,980)
Stock-based compensation	7,688	7,537
Amortization of debt premiums, discounts and issuance costs, net	5,304	4,313
Straight-line rents	(21,695)	(25,759)
Interest accretion	(30,742)	(11,567)
Deferred rental revenue	(2,022)	7,890
Equity income from unconsolidated joint ventures	(3,869)	(665)
Distributions of earnings from unconsolidated joint ventures	3,648	2,589
Gain on sales of real estate	(65)	(31,897)
Marketable securities gains, net	(35)	(293)
Derivative losses, net	723	154
Impairments (recoveries)	(11,900)	5,906
Changes in:
Accounts receivable	4,456	4,676
Other assets	1,375	(6,452)
Accounts payable and accrued liabilities	(2,640)	(9,469)
Net cash provided by operating activities	276,097	250,097
Cash flows from investing activities:
Acquisitions and development of real estate	(157,176)	(39,319)
Lease commissions and tenant and capital improvements	(16,545)	(18,826)
Proceeds from sales of real estate, net	—	52,281
Contributions to unconsolidated joint ventures	(264)	—
Distributions in excess of earnings from unconsolidated joint ventures	1,723	4,428
Proceeds from the sale of securities	242	4,800
Principal repayments on loans receivable and direct financing leases	25,586	4,727
Investments in loans receivable	(8,081)	(16)
(Increase) decrease in restricted cash	(6,817)	2,727
Net cash provided by (used in) investing activities	(161,332)	10,802
Cash flows from financing activities:
Net repayments under bank line of credit	—	(50,000)
Repayment of term loan	(200,000)	(320,000)
Repayments of mortgage debt	(87,720)	(51,060)
Repurchase of senior unsecured notes	—	(7,735)
Net proceeds from the issuance of common stock and exercise of options	440,589	421,453
Dividends paid on common and preferred stock	(284,753)	(244,698)
Sale of noncontrolling interest	8,395	—
Purchase of noncontrolling interests	—	(9,097)
Distributions to noncontrolling interests	(7,275)	(7,840)
Net cash used in financing activities	(130,764)	(268,977)
Net decrease in cash and cash equivalents	(15,999)	(8,078)
Cash and cash equivalents, beginning of period	112,259	57,562
Cash and cash equivalents, end of period	$96,260	$49,484

See accompanying Notes to Condensed Consolidated Financial Statements.

HCP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)         Business

HCP, Inc., an S&P 500 company, together with its consolidated entities (collectively, “HCP” or the “Company”), invests primarily in real estate serving the healthcare industry in the United States (“U.S.”). The Company is a self-administered, Maryland real estate investment trust (“REIT”) organized in 1985. The Company is headquartered in Long Beach, California, with offices in Nashville, Tennessee and San Francisco, California. The Company acquires, develops, leases, manages and disposes of healthcare real estate, and provides financing to healthcare providers. The Company’s portfolio is comprised of investments in the following five healthcare segments: (i) senior housing, (ii) life science, (iii) medical office, (iv) hospital and (v) skilled nursing. The Company makes investments within its healthcare segments using the following five investment products: (i) properties under lease, (ii) debt investments, (iii) developments and redevelopments, (iv) investment management and (v) DownREITs.

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

The condensed consolidated financial statements include the accounts of HCP, its wholly-owned subsidiaries and joint ventures that it controls through voting rights or other means. All material intercompany transactions and balances have been eliminated upon consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, the results of operations and the cash flows have been included. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The accompanying unaudited interim financial information should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”).

Certain amounts in the Company’s condensed consolidated financial statements for prior periods have been reclassified to conform to the current period presentation. Assets sold or held for sale and associated liabilities have been reclassified on the condensed consolidated balance sheets and operating results reclassified from continuing to discontinued operations (see Note 4). All prior period interest income and interest expense have been reclassified to be presented as components of “revenues” and “costs and expenses,” respectively, from “other income (expense), net” as a result of a significant increase in the Company’s lending operations.

Accounting Change

Effective January 1, 2010, the Company implemented the requirements of Accounting Standards Update No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“Update No. 2009-17”). Update No. 2009-17 requires enterprises to perform a qualitative approach when determining whether or not a variable interest entity (“VIE”) will need to be consolidated on a continuous basis. This evaluation is based on an enterprise’s ability to direct the activities of a variable interest entity that most significantly impact that entity’s economic performance. As a result of its implementation analysis, the Company concluded that it had additional variable interests in various VIEs. The Company has determined that it is not the primary beneficiary of these additional VIEs (see Note 17).

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (‘‘FASB’’) issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The amendments in this update require, among other things, new disclosures and clarifications of existing disclosures related to transfers in and out of Level 1 and Level 2 fair value measurements, further disaggregation of fair value measurement disclosures for each class of assets and liabilities, and additional details of valuation techniques and inputs utilized. This update is consistent with the Company’s current accounting application for fair value measurements and disclosures and did not have a material impact on its consolidated financial position or results of operations.

In July 2010, the FASB issued Accounting Standards Update No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASC 2010-20”). The amendments in this update require additional disclosure about the credit quality of financing receivables, such as aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disaggregation of information is based on how allowances for credit losses are developed and how credit exposure is managed. ASC 2010-20 is effective for interim periods and fiscal years ending after December 15, 2010.

(3)         Real Estate Property Investments

During the six months ended June 30, 2010, the Company purchased five senior housing facilities for aggregate cash consideration of $110 million. The fair value of the acquired assets was allocated as follows: (i) $96.7 million for buildings and improvements; (ii) $13.1 million for land; and (iii) $0.4 million for intangible assets.

During the six months ended June 30, 2010, the Company funded an aggregate of $61 million for construction, tenant and other capital improvement projects, primarily in the life science segment. During the six months ended June 30, 2010, three of the Company’s life science facilities located in South San Francisco were placed into service representing 329,000 square feet.

During the six months ended June 30, 2009, the Company purchased the remaining noncontrolling interests in three senior housing joint ventures for $14 million and funded an aggregate of $55 million for construction, tenant and other capital improvement projects, primarily in our life science segment.

(4)   Dispositions of Real Estate and Discontinued Operations

Dispositions of Real Estate

On April 1, 2010, the Company sold one hospital for total consideration of $15 million, including a $13 million note receivable that is collaterized by this hospital.

During the three months ended June 30, 2009, the Company sold two hospitals for approximately $46 million and recognized gain on sales of real estate of $31 million. During the six months ended June 30, 2009, the Company sold nine properties for $52 million and recognized gain on sales of real estate of $32 million, primarily from the hospital and medical office segments.

Results from Discontinued Operations

The following table summarizes operating income from discontinued operations and gain on sales of real estate included in discontinued operations (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Rental and related revenues	$—	$3,157	$885	$5,316

Depreciation and amortization expenses	—	336	824	711
Operating expenses	—	220	4	393
Other (income) expenses, net	(14)	(69)	(36)	32
Income before impairments and gain on sales of real estate, net of income taxes	$14	$2,670	$93	$4,180

Impairments	$—	$125	$—	$125

Gain on sales of real estate, net of income taxes	$65	$30,540	$65	$31,897

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Number of properties held for sale	—	6	—	6
Number of properties sold	1	2	1	9
Number of properties included in discontinued operations	1	8	1	15

(5)         Net Investment in Direct Financing Leases

The components of net investment in direct financing leases (“DFLs”) consist of the following (dollars in thousands):

	June 30,	December 31,
	2010	2009
Minimum lease payments receivable	$1,266,992	$1,338,634
Estimated residual values	409,270	467,248
Allowance for DFL losses	—	(54,957)
Less unearned income	(1,071,880)	(1,150,848)
Net investment in direct financing leases	$604,382	$600,077
Properties subject to direct financing leases	27	30

Lease payments previously due to the Company relating to three land-only DFLs, along with the land, were subordinate to and served as collateral for first mortgage construction loans entered into by Erickson Retirement Communities and its affiliate entities (“Erickson”) to fund development costs related to the properties. On October 19, 2009, Erickson filed for bankruptcy protection, which included a plan of reorganization.

On December 23, 2009, an auction was concluded with respect to Erickson’s assets, and on December 30, 2009, Erickson filed an amended plan of reorganization providing additional detail about the results of the auction and the allocation of auction proceeds. The amended plan proposed that the Company would not be entitled to any of the proceeds with respect to the three DFLs, but would receive a nominal recovery with respect to the Company’s participation in the senior construction loan. Additionally, on January 4, 2010, Erickson served the Company with adversary complaints claiming, among other things, that the Company’s interest as a landlord under the DFLs should be treated as if it were instead the interest of a lender with a security interest in the properties. Even though Erickson’s amended plan of reorganization had not been confirmed in the bankruptcy proceedings, the Company concluded that, as a result of the auction, the subsequent allocation of the auction proceeds and management’s evaluation of Erickson’s pursuit of remedies consistent with the extinguishment of the Company’s DFL interests, it was appropriate to reduce the carrying value of these assets to a nominal amount associated with the expected partial recovery of the participation interest in the senior construction loan.

In February 2010, the Company entered into a settlement agreement with Erickson which was subsequently approved by the bankruptcy court. In April 2010, the reorganization was completed, which resulted in the Company (i) retaining deposits held by the Company with balances of $5 million and (ii) receiving an additional $9.6 million. As a result, during the three months ended March 31, 2010, the Company recognized aggregate income of $11.9 million in impairment recoveries, which represented the reversal of a portion of the allowances established pursuant to the previous impairment charges related to its investments in the three DFLs and participation interest in the senior construction loan. This amount is shown as impairment recoveries in the condensed consolidated statement of income.

(6)   Loans Receivable

The following table summarizes the Company’s loans receivable (in thousands):

	June 30, 2010			December 31, 2009
	Real Estate Secured	Other	Total	Real Estate Secured	Other Secured	Total
Mezzanine	$—	$999,118	$999,118	$—	$999,118	$999,118
Other	782,708	87,081	869,789	783,798	84,079	867,877
Unamortized discounts, fees and costs	(100,490)	(56,517)	(157,007)	(115,422)	(66,196)	(181,618)
Allowance for loan losses	—	(4,291)	(4,291)	(8,148)	(4,291)	(12,439)
	$682,218	$1,025,391	$1,707,609	$660,228	$1,012,710	$1,672,938

On October 5, 2006, the Company acquired an interest-only, senior secured term loan made to an affiliate of the Cirrus Group, LLC (“Cirrus”). The loan had a maturity date of December 31, 2008, with a one-year extension period at the option of the borrower, subject to certain terms and conditions, under which amounts were borrowed to finance the acquisition, development, syndication and operation of new and existing surgical partnerships. The loan accrued interest at a rate of 14.0%, of which 9.5% is payable monthly and 4.5% is deferred until maturity. The loan is collateralized by all of the assets of the borrower (comprised primarily of interests in partnerships operating surgical facilities, some of which are on the premises of properties owned by HCP Ventures IV, LLC, an unconsolidated joint venture of the Company) and is supported in part by limited guarantees made by certain principals of Cirrus. Recourse under certain of these guarantees is limited to the guarantors’ respective interests in certain entities owning real estate that are pledged to secure such guarantees. At December 31, 2008, the borrower did not meet the conditions necessary to exercise its extension option and did not repay the loan upon maturity. On April 22, 2009, new terms for extending the maturity date of the loan were agreed to, including the payment of a $1.1 million extension fee, and the maturity date was extended to December 31, 2010. In July 2009, the Company issued a notice of default for the borrower’s failure to make interest payments. In December 2009, the Company determined that the loan was impaired and recognized a provision for loan loss of $4.3 million. This provision for loan loss resulted from discussions that began in December 2009 to restructure the loan. The proposed terms of the loan restructure include an extension of the maturity date and a reduction of the contractual interest rate for a portion of the outstanding principal balance. During the three months ended June 30, 2010, Cirrus informed the Company that it began marketing for sale certain assets included in its collateral pool; Cirrus expects the sales to be completed during the remaining period of 2010. Assuming that Cirrus is successful in selling these assets, the Company estimates a partial repayment of its loan to Cirrus of up to $60 million. At June 30, 2010 and December 31, 2009, the carrying value of this loan, including accrued interest of $6.2 million and $5.2 million, respectively, was $88.1 million and $83.5 million, respectively. During the three and six months ended June 30, 2010, the Company recognized interest income from this loan of $2.8 million and $5.7 million, respectively, and received cash payments from the borrower of $0.2 million and $0.9 million, respectively.

On December 21, 2007, the Company made an investment in mezzanine loans having an aggregate par value of $1.0 billion at a discount of $100 million, which resulted in an acquisition cost of $900 million, as part of the financing for The Carlyle Group’s $6.3 billion purchase of Manor Care, Inc. These interest-only loans mature in January 2013 and bear interest on their par values at a floating rate of one-month London Interbank Offered Rate (“LIBOR”) plus 4.0%. These loans are mandatorily pre-payable in January 2012 unless the borrower satisfies certain performance conditions. Among other things, these performance conditions require the borrower to: (i) maintain an interest-rate cap agreement(s) with a strike price of 5.25% at an equivalent maturity to that of the underlying loans; and (ii) maintain a trailing-twelve-month Debt Service Coverage Ratio, as defined in the respective agreement, of no less than 1.45 times. At closing, the loans were secured by an indirect pledge of equity ownership in 339 HCR ManorCare facilities located in 30 states and were subordinate to other debt of approximately $3.6 billion. At June 30, 2010 and December 31, 2009, the carrying value of these loans was $944 million and $934 million, respectively.

On August 3, 2009, the Company purchased a $720 million participation in the first mortgage debt of HCR ManorCare at a discount of $130 million, which resulted in an acquisition cost of $590 million. The $720 million participation bears interest at LIBOR plus 1.25% and represents 45% of the $1.6 billion most senior tranche of HCR ManorCare’s mortgage debt incurred as part of the above mentioned financing for The Carlyle Group’s acquisition of Manor Care, Inc. in December 2007. The mortgage debt matures in January 2013, if the borrower exercises a one-year extension option and meets certain performance conditions, which are similar to those described above. The mortgage debt was secured by a first lien on 331 facilities located in 30 states at closing. At June 30, 2010 and December 31, 2009, the carrying value of the participation in this loan was $621 million and $604 million, respectively.

(7)   Investments in and Advances to Unconsolidated Joint Ventures

The Company owns interests in the following entities which are accounted for under the equity method at June 30, 2010 (dollars in thousands):

Entity(1)	Properties	Investment(2)	Ownership%
HCP Ventures II	25 senior housing facilities	$138,598	35
HCP Ventures III, LLC	13 medical office buildings (“MOBs”)	10,400	30
HCP Ventures IV, LLC	54 MOBs and 4 hospitals	38,835	20
HCP Life Science(3)	4 life science facilities	64,779	50-63
Horizon Bay Hyde Park, LLC	1 senior housing development	8,195	75
Suburban Properties, LLC	1 MOB	3,098	67
Advances to unconsolidated joint ventures, net		1,531
		$265,436
Edgewood Assisted Living Center, LLC(4)	1 senior housing facility	$(820)	45
Seminole Shores Living Center, LLC(4)	1 senior housing facility	(277)	50
		$264,339

(1)         These entities are not consolidated since the Company does not control, through voting rights or other means, the joint ventures. See Note 2 to the Consolidated Financial Statements for the year ended December 31, 2009 in the Company’s Annual Report on Form 10-K filed with the SEC regarding the Company’s policy on consolidation.

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

(4)         As of June 30, 2010, the Company has guaranteed in the aggregate $4 million of a total of $8 million of notes payable for these joint ventures. No amounts have been recorded related to these guarantees at June 30, 2010. Negative investment amounts are included in accounts payable and accrued liabilities in the Company’s condensed consolidated financial statements.

Summarized combined financial information for the Company’s unconsolidated joint ventures follows (in thousands):

	June 30,	December 31,
	2010	2009
Real estate, net	$1,639,345	$1,655,754
Other assets, net	194,720	189,841
Total assets	$1,834,065	$1,845,595

Mortgage debt	$1,153,948	$1,159,589
Accounts payable	38,715	38,255
Other partners’ capital	456,924	462,243
HCP’s capital(1)	184,478	185,508
Total liabilities and partners’ capital	$1,834,065	$1,845,595

(1)          The aggregate basis difference of the Company’s investments in these joint ventures of $78 million, as of June 30, 2010, is primarily attributable to real estate and lease related intangible assets.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Total revenues	$46,959	$45,998	$92,803	$92,600
Net income (loss)	3,492	75	4,383	(1,095)
HCP’s equity income	2,486	1,127	3,869	665
Fees earned by HCP	1,290	1,369	2,598	2,807
Distributions received	3,147	3,835	5,371	7,017

(8)         Intangibles

At June 30, 2010 and December 31, 2009, intangible lease assets, comprised of lease-up intangibles, above market tenant lease intangibles, below market ground lease intangibles and intangible assets related to non-compete agreements, were $565.8 million and $592.1 million, respectively. At June 30, 2010 and December 31, 2009, the accumulated amortization of intangible assets was $209.4 million and $202.4 million, respectively.

At June 30, 2010 and December 31, 2009, below market lease and above market ground lease intangible liabilities were $275.6 million and $284.2 million, respectively. At June 30, 2010 and December 31, 2009, the accumulated amortization of intangible liabilities was $89.4 million and $83.9 million, respectively.

On October 5, 2006, the Company acquired CNL Retirement Properties, Inc. (“CRP”) in a merger and through the purchase method of accounting, allocated $35 million to above-market lease intangibles to 15 senior housing facilities that were operated by Sunrise Senior Living, Inc. In June 2009, in a subsequent review of the relative fair value calculations for these lease intangibles, the Company noted valuation errors, which resulted in an aggregate overstatement of above-market lease intangible assets and an understatement of building and improvements of $28 million. In the periods from October 5, 2006 through March 31, 2009, these errors resulted in an understatement of rental and related revenues and depreciation expense of approximately $6 million and $2 million, respectively.  The Company recorded the related corrections in the three months ended June 30, 2009, and determined that such misstatements to the Company’s results of operations and financial position during the periods from October 5, 2006 through June 30, 2009, were immaterial.

(9)         Other Assets

The Company’s other assets consist of the following (in thousands):

	June 30,	December 31,
	2010	2009
Marketable debt securities	$170,538	$172,799
Marketable equity securities	3,775	3,521
Straight-line rent assets, net of allowance of $52,784 and $48,681, respectively	180,825	158,674
Deferred debt issuance costs, net	14,810	18,607
Goodwill	50,346	50,346
Other	94,995	100,767
Total other assets	$515,289	$504,714

The cost or amortized cost, estimated fair value and gross unrealized gains and losses on marketable securities follows (in thousands):

			Gross Unrealized
	Cost Basis (1)	Fair Value	Gains	Losses
June 30, 2010:
Debt securities	$160,830	$170,538	$9,858	$(150)
Equity securities	3,638	3,775	200	(63)
Total investments	$164,468	$174,313	$10,058	$(213)

December 31, 2009:
Debt securities	$160,830	$172,799	$11,969	$—
Equity securities	3,685	3,521	236	(400)
Total investments	$164,515	$176,320	$12,205	$(400)

(1)          Represents the original cost basis of the marketable securities adjusted for discount accretion and other-than-temporary impairments recorded through earnings, if any.

At June 30, 2010, $141 million (par value) of the Company’s marketable debt securities accrue interest at 9.625% and mature in November 2016 and $20 million (par value) accrue interest at 9.25% and mature in May 2017. The issuers of these notes may elect to pay interest in cash or by issuing additional debt securities for all or a portion of the interest payments. In May 2009, the Company received $14 million of additional debt securities in lieu of its cash interest payment. In May 2009, the issuer of the Company’s 9.625% debt securities, which had previously elected to issue additional debt securities in lieu of its cash interest payment, elected to resume making its interest payments in cash.

During the three and six months ended June 30, 2009, the Company sold debt securities with a cost basis of $4 million, which resulted in gains of approximately $0.8 million, included in interest and other income (expense), net.

(10) Debt

Bank Line of Credit and Term Loan

The Company’s revolving line of credit facility with a syndicate of banks provides for an aggregate borrowing capacity of $1.5 billion and matures on August 1, 2011. This revolving line of credit facility accrues interest at a rate per annum equal to LIBOR plus a margin that depends upon the Company’s debt ratings. The Company pays a facility fee on the entire revolving commitment that depends upon its debt ratings. Based on the Company’s debt ratings at June 30, 2010, the margin on the revolving line of credit facility was 0.55% and the facility fee was 0.15%. At June 30, 2010, the Company had no amounts drawn under this revolving line of credit facility. At June 30, 2010, $113 million of aggregate letters of credit were outstanding against the revolving line of credit facility, including a $103 million letter of credit as a result of the Ventas, Inc. (“Ventas”) litigation. For further information regarding the Ventas litigation, see Note 11.

The Company’s revolving line of credit facility contains certain financial restrictions and other customary requirements, including cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the agreement (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 65%, (iii) require a Fixed Charge Coverage ratio of 1.75 times, and (iv) require a formula-determined Minimum Consolidated Tangible Net Worth of $5.2 billion at June 30, 2010. At June 30, 2010, the Company was in compliance with each of these restrictions and requirements of the revolving line of credit facility.

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

Senior Unsecured Notes

At June 30, 2010, the Company had senior unsecured notes outstanding with an aggregate principal balance of $3.5 billion. Interest rates on the notes ranged from 1.44% to 7.07%. The weighted-average effective interest rate on the senior unsecured notes at June 30, 2010 was 6.13%. Discounts and premiums are amortized to interest expense over the term of the related notes. The senior unsecured notes contain certain covenants including limitations on debt, cross-acceleration provisions and other customary terms. At June 30, 2010, the Company believes it was in compliance with these covenants.

Mortgage and Other Secured Debt

At June 30, 2010, the Company had $1.7 billion in aggregate principal amount of mortgage and other secured debt outstanding that is secured by 152 healthcare facilities, which had a carrying value of $2.2 billion, as well as a participation in a first mortgage loan with a carrying value of $621 million. Interest rates on the mortgage notes ranged from 0.70% to 8.30% with a weighted average effective rate of 4.87% at June 30, 2010.

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

Other Debt

At June 30, 2010, the Company had $95 million of non-interest bearing life care bonds at two of its continuing care retirement communities and non-interest bearing occupancy fee deposits at another of its senior housing facilities, all of which were payable to certain residents of the facilities (collectively, “Life Care Bonds”). At June 30, 2010, $40.1 million of the Life Care Bonds were refundable to the residents upon the resident moving out or to their estate upon death, and $54.9 million of the Life Care Bonds were refundable after the unit is successfully remarketed to a new resident.

Debt Maturities

The following table summarizes the Company’s stated debt maturities and scheduled principal repayments at June 30, 2010 (in thousands):

Year	Senior Unsecured Notes	Mortgage and Other Secured Debt	Total (1)
2010 (Six months)	$206,421	$20,235	$226,656
2011	292,265	146,917	439,182
2012	250,000	63,776	313,776
2013	550,000	675,104	1,225,104
2014	87,000	177,435	264,435
Thereafter	2,150,000	665,680	2,815,680
	3,535,686	1,749,147	5,284,833
(Discounts) and premiums, net	(11,664)	2,373	(9,291)
	$3,524,022	$1,751,520	$5,275,542

(1)              Excludes $95 million of other debt that represents non-interest bearing Life Care Bonds and occupancy fee deposits at three of the Company’s senior housing facilities, which have no scheduled maturities.

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

Ventas sought approximately $300 million in compensatory damages plus punitive damages. On July 16, 2009, the District Court dismissed Ventas’ claim that HCP interfered with Ventas’ purchase agreement with Sunrise REIT, dismissed claims for compensatory damages based on alleged financing and other costs, and allowed Ventas’ claim of interference with prospective advantage to proceed to trial. Ventas’ claim was tried before a jury between August 18, 2009 and September 4, 2009. During the trial, the District Court dismissed Ventas’ claim for punitive damages. On September 4, 2009, the jury returned a verdict in favor of Ventas in the amount of approximately $102 million in compensatory damages. The District Court entered a judgment against the Company in that amount on September 8, 2009, which the Company recognized as a provision for litigation expense during the three months ended September 30, 2009.

On September 22, 2009, the Company filed a motion for judgment as a matter of law or for a new trial. Also on September 22, 2009, Ventas filed a motion seeking approximately $20 million in prejudgment interest and approximately $4 million in additional damages to account for changes in currency exchange rates. The District Court denied both parties’ post-trial motions on November 17, 2009. The Company filed a notice of appeal in the United States Court of Appeals for the Sixth Circuit on November 17, 2009; Ventas filed a notice of appeal on November 25, 2009. The Company is seeking to have the judgment against it reversed.  In the cross-appeal, Ventas is seeking reversal of the district court’s exclusion of Ventas’ claim for punitive damages, additional damages due to currency and stock-price fluctuations, and pre-judgment interest. The appeal and cross-appeal have now been fully briefed; the Court of Appeals has not yet set a date for oral argument.

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

On April 30, 2010, the judge presiding over the cases filed in the Eastern District of Virginia dismissed the Company’s subsidiaries’ and tenants’ complaint in its entirety. On that same day, the judge also dismissed Sunrise’s counterclaims against the Company’s subsidiaries and the tenants in those cases. The Company’s subsidiaries and the tenants filed a notice of appeal in the United States Court of Appeals for the Fourth Circuit on May 28, 2010; Sunrise filed a notice of appeal on June 10, 2010. A trial date has not yet been set for the complaints filed in the Delaware Court of Chancery.

Concentration of Credit Risk

Concentrations of credit risks arise when a number of operators, tenants or obligors related to the Company’s investments are engaged in similar business activities, activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. The Company regularly monitors various segments of its portfolio to assess potential concentrations of risks. The Company believes the current portfolio is reasonably diversified across healthcare related real estate and does not contain any other significant concentration of credit risks, except as disclosed herein. The Company does not have significant foreign operations.

At June 30, 2010 and December 31, 2009, the Company had investments in mezzanine and secured loans to HCR ManorCare with an aggregate par value of $1.72 billion at each period end and carrying values of $1.56 billion and $1.54 billion, respectively. At June 30, 2010 and December 31, 2009, the carrying value of these investments represented approximately 86% and 85%, respectively, of the Company’s skilled nursing segment assets and 13%, at each period end, of its total assets. For the three months ended June 30, 2010 and 2009, the Company recognized $28 million and $15 million, respectively, in interest income from these investments, which represented approximately 74% and 61%, respectively, of the Company’s skilled nursing segment revenues and 9% and 5%, respectively, of its total revenues. For the six months ended June 30, 2010 and 2009, the Company recognized $55 million and $31 million, respectively, in interest income from these investments, which represented approximately 73% and 61%, respectively, of the Company’s skilled nursing segment revenues and 9% and 5%, respectively, of its total revenues.

At June 30, 2010, Sunrise operated 75 of the Company’s senior housing facilities. Sunrise is a publicly traded company and is subject to the informational filing requirements of the Securities Exchange Act of 1934, as amended, and is required to file periodic reports on Form 10-K and Form 10-Q with the SEC. Among other things, Sunrise has disclosed that as of December 31, 2009, it has no borrowing availability under its bank credit facility, has significant scheduled debt maturities in

2010 and significant long-term debt that is in default. At June 30, 2010 and December 31, 2009, the aggregate carrying value of the Company’s gross assets leased to Sunrise represented approximately 40%, at each period end, of the Company’s senior housing segment assets and 14%, at each period end, of its total assets. For the three months ended June 30, 2010 and 2009, the Company recognized $31 million and $41 million, respectively, in revenues from facilities operated by Sunrise, which represented approximately 35% and 43%, respectively, of the Company’s senior housing segment revenues and 10% and 14%, respectively, of its total revenues. For the six months ended June 30, 2010 and 2009, the Company recognized $61 million and $69 million, respectively, in revenues from facilities operated by Sunrise, which represented approximately 35% and 39%, respectively of the Company’s senior housing segment revenues and 10% and 12%, respectively, of its total revenues.

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

DownREIT LLCs

In connection with the formation of certain DownREIT limited liability companies (“LLCs”), members may contribute appreciated real estate to a DownREIT LLC in exchange for DownREIT units. These contributions are generally tax-deferred, so that the pre-contribution gain related to the property is not taxed to the member. However, if a contributed property is later sold by the DownREIT LLC, the unamortized pre-contribution gain that exists at the date of sale is specifically allocated and taxed to the contributing members. In many of the DownREITs, the Company has entered into indemnification agreements with those members who contributed appreciated property into the DownREIT LLC. Under these indemnification agreements, if any of the appreciated real estate contributed by the members is sold by the DownREIT LLC in a taxable transaction within a specified number of years, the Company will reimburse the affected members for the federal and state income taxes associated with the pre-contribution gain that is specially allocated to the affected member under the Internal Revenue Code of 1986, as amended (“make-whole payments”). These make-whole payments include a tax gross-up provision. At June 30, 2010, there were 4.1 million non-managing member units outstanding in six DownREIT LLCs, all of which the Company is the managing member. At June 30, 2010, the carrying and fair values of the 4.1 million DownREIT units were $166 million and $186 million, respectively.

Credit Enhancement Guarantee

Certain of the Company’s senior housing facilities serve as collateral for $130 million of debt (maturing May 1, 2025) that is owed by a previous owner of the facilities. This indebtedness is guaranteed by the previous owner who has an investment grade credit rating. These senior housing facilities, which are classified as DFLs, had a carrying value of $361 million as of June 30, 2010.

(12) Equity

Preferred Stock

At June 30, 2010, the Company had two series of preferred stock outstanding, “Series E” and “Series F” preferred stock. The Series E and Series F preferred stock have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities of the Company. Holders of each series of preferred stock generally have no voting rights, except under limited conditions, and all holders are entitled to receive cumulative preferential dividends based upon each series’ respective liquidation preference. To preserve the Company’s status as a REIT, each series of preferred stock is subject to certain restrictions on ownership and transfer. Dividends are payable quarterly in arrears on the last day of March, June, September and December. The Series E and Series F preferred stock are currently redeemable at the Company’s option.

The following table lists the Series E cumulative redeemable preferred stock cash dividends paid and declared by the Company during the six months ended June 30, 2010:

Declaration Date	Record Date	Amount Per Share	Dividend Payable Date
February 1	March 15	$0.45313	March 31
April 22	June 15	$0.45313	June 30

The following table lists the Series F cumulative redeemable preferred stock cash dividends paid and declared by the Company during the six months ended June 30, 2010:

Declaration Date	Record Date	Amount Per Share	Dividend Payable Date
February 1	March 15	$0.44375	March 31
April 22	June 15	$0.44375	June 30

On July 29, 2010, the Company announced that its Board declared a quarterly cash dividend of $0.45313 per share on its Series E cumulative redeemable preferred stock and $0.44375 per share on its Series F cumulative redeemable preferred stock. These dividends will be paid on September 30, 2010 to stockholders of record as of the close of business on September 15, 2010.

Common Stock

On May 8, 2009, the Company completed a $440 million public offering of 20.7 million shares of common stock at a price per share of $21.25. The Company received net proceeds of $422 million, which were used to repay all amounts of indebtedness outstanding under the bridge loan with the remainder used for general corporate purposes.

In June 2010, the Company initiated a public offering, which resulted in the sale of 15.5 million shares of common stock at a price of $33.00 per share for gross proceeds of $512 million.  This offering included: (i) the June 2010 public offering of 13.5 million shares for $445.5 million; and (ii) the July 2010 sale of 2.025 million shares, for $66.8 million, as a result of the underwriters exercising the over-allotment option from the June 2010 public offering. The Company received total net proceeds of $492 million from these sales, which were used to repay the outstanding indebtedness under its revolving line of credit facility, fund acquisitions and capital expenditures, repay mortgage debt and for other general corporate purposes.

The following is a summary of the Company’s other common stock issuances:

	Six months ended June 30,
	2010	2009
	(shares in thousands)
Dividend Reinvestment and Stock Purchase Plan (“DRIP”)	447	73
Conversion of DownREIT units	121	525
Exercise of stock options	140	—
Restricted stock awards(1)	202	291
Vesting of restricted stock units(1)	265	182

(1)         Issued under the Company’s 2006 Performance Incentive Plan.

The following table lists the common stock cash dividends paid and declared by the Company during the six months ended June 30, 2010:

Declaration Date	Record Date	Amount Per Share	Dividend Payable Date
February 1	February 11	$0.465	February 23
April 22	May 3	$0.465	May 18

On July 29, 2010, the Company announced that its Board declared a quarterly cash dividend of $0.465 per share. The common stock cash dividend will be paid on August 24, 2010 to stockholders of record as of the close of business on August 9, 2010.

Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The following is a summary of the Company’s accumulated other comprehensive income (loss):

	June 30,	December 31,
	2010	2009
	(in thousands)
AOCI—unrealized gains on available-for-sale securities, net	$9,845	$11,805
AOCI—unrealized losses on cash flow hedges, net	(11,168)	(10,769)
Supplemental Executive Retirement Plan minimum liability	(2,277)	(2,342)
Cumulative foreign currency translation adjustment	(952)	(828)
Total accumulated other comprehensive loss	$(4,552)	$(2,134)

Total Comprehensive Income

The following table provides a reconciliation of comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$88,595	$101,178	$172,696	$153,887
Other comprehensive income	(4,146)	58,650	(2,418)	62,343
Total comprehensive income	$84,449	$159,828	$170,278	$216,230

Substantially all of other comprehensive income for the three and six months ended June 30, 2009 related to the change in the estimated fair value of the Company’s available-for-sale marketable debt securities. See additional discussions of available-for-sale marketable debt securities in Note 9.

(13) Segment Disclosures

The Company evaluates its business and makes resource allocations based on five business segments: (i) senior housing, (ii) life science, (iii) medical office, (iv) hospital and (v) skilled nursing. Under the senior housing, life science, hospital and skilled nursing segments, the Company invests primarily in single operator or tenant properties, through the acquisition and development of real estate or through investments in debt issued by operators in these sectors. Under the medical office segment, the Company invests through the acquisition of MOBs that are primarily leased under gross or modified gross leases, which are generally to multiple tenants and require a greater level of property management. The accounting policies of the segments are the same as those described in Note 2 to the Consolidated Financial Statements for the year ended December 31, 2009 in the Company’s Annual Report on Form 10-K filed with the SEC. There were no intersegment sales or transfers during the six months ended June 30, 2010 and 2009. The Company evaluates performance based upon property net operating income from continuing operations (“NOI”) and interest income of the combined investments in each segment.

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

Summary information for the reportable segments follows (in thousands):

For the three months ended June 30, 2010:

Segments	Rental and Related Revenues	Tenant Recoveries	Income From DFLs	Interest Income	Investment Management Fee	Total Revenues	NOI(1)
Senior housing	$75,737	$—	$11,995	$159	$688	$88,579	$86,974
Life science	59,110	9,597	—	—	1	68,708	56,951
Medical office	65,294	11,940	—	—	601	77,835	44,924
Hospital	21,663	583	—	7,718	—	29,964	21,670
Skilled nursing	9,654	—	—	28,279	—	37,933	9,603
Total	$231,458	$22,120	$11,995	$36,156	$1,290	$303,019	$220,122

For the three months ended June 30, 2009:

Segments	Rental and Related Revenues	Tenant Recoveries	Income From DFLs	Interest Income	Investment Management Fee	Total Revenues	NOI(1)
Senior housing	$79,462	$—	$13,204	$250	$738	$93,654	$91,334
Life science	53,491	9,522	—	—	1	63,014	51,747
Medical office	65,777	11,024	—	—	630	77,431	44,626
Hospital	21,606	464	—	11,161	—	33,231	21,210
Skilled nursing	9,486	—	—	15,673	—	25,159	9,434
Total	$229,822	$21,010	$13,204	$27,084	$1,369	$292,489	$218,351

For the six months ended June 30, 2010:

Segments	Rental and Related Revenues	Tenant Recoveries	Income From DFLs	Interest Income	Investment Management Fee	Total Revenues	NOI(1)
Senior housing	$148,741	$—	$24,210	$285	$1,388	$174,624	$171,263
Life science	117,734	19,247	—	—	2	136,983	113,643
Medical office	130,550	23,558	—	—	1,208	155,316	90,451
Hospital	40,508	1,101	—	15,251	—	56,860	38,824
Skilled nursing	19,264	—	—	55,886	—	75,150	19,164
Total	$456,797	$43,906	$24,210	$71,422	$2,598	$598,933	$433,345

For the six months ended June 30, 2009:

Segments	Rental and Related Revenues	Tenant Recoveries	Income From DFLs	Interest Income	Investment Management Fee	Total Revenues	NOI(1)
Senior housing	$148,203	$—	$26,129	$576	$1,521	$176,429	$170,139
Life science	105,535	20,616	—	—	2	126,153	103,443
Medical office	130,848	23,047	—	—	1,284	155,179	88,931
Hospital	39,074	997	—	21,944	—	62,015	38,412
Skilled nursing	18,388	—	—	31,335	—	49,723	18,274
Total	$442,048	$44,660	$26,129	$53,855	$2,807	$569,499	$419,199

(1)         NOI is a non-GAAP supplemental financial measure used to evaluate the operating performance of real estate. The Company defines NOI as rental revenues, including tenant recoveries and income from direct financing leases, less property level operating expenses. NOI excludes interest income, investment management fee income, depreciation and amortization, interest expense, general and administrative expenses, impairments, impairment recoveries, other income (expense), net, income taxes, equity income from unconsolidated joint ventures and discontinued operations. The Company believes NOI provides investors relevant and useful information because it measures the operating performance of the Company’s real estate at the property level on an unleveraged basis. The Company uses NOI to make decisions about resource allocations and assess property level performance. The Company believes that net income is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income as defined by GAAP because it does not reflect the aforementioned excluded items. Further, the Company’s definition of NOI may not be comparable to the definition used by other REITs, as those companies may use different methodologies for calculating NOI.

The following is a reconciliation from NOI to reported net income, the most direct comparable financial measure calculated and presented in accordance with GAAP (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net operating income from continuing operations	$220,122	$218,351	$433,345	$419,199
Interest income	36,156	27,084	71,422	53,855
Investment management fee income	1,290	1,369	2,598	2,807
Depreciation and amortization	(77,912)	(79,293)	(156,059)	(159,516)
Interest expense	(72,747)	(75,340)	(148,703)	(152,014)
General and administrative	(20,526)	(20,232)	(45,450)	(38,763)
(Impairments) recoveries	—	(5,781)	11,900	(5,781)
Other income (expense), net	224	1,648	580	(790)
Income taxes	(577)	(840)	(964)	(1,727)
Equity income from unconsolidated joint ventures	2,486	1,127	3,869	665
Total discontinued operations	79	33,085	158	35,952
Net income	$88,595	$101,178	$172,696	$153,887

The Company’s total assets by segment were:

	June 30,	December 31,
Segments	2010	2009
Senior housing	$4,455,925	$4,342,607
Life science	3,637,840	3,593,550
Medical office	2,225,211	2,249,721
Hospital	968,892	947,120
Skilled nursing	1,814,846	1,801,521
Gross segment assets	13,102,714	12,934,519
Accumulated depreciation and amortization	(1,332,572)	(1,220,599)
Net segment assets	11,770,142	11,713,920
Real estate held for sale, net	—	13,461
Non-segment assets	474,501	482,354
Total assets	$12,244,643	$12,209,735

On October 5, 2006, simultaneous with the closing of the Company’s merger with CRP, the Company also merged with CNL Retirement Corp. (“CRC”). CRP was a REIT that invested primarily in senior housing facilities and MOBs. Under the purchase method of accounting, the assets and liabilities of CRC were recorded at their estimated relative fair values, with $51.7 million paid in excess of the estimated fair value of CRC’s assets and liabilities recorded as goodwill. The CRC goodwill amount was allocated in proportion to the assets of the Company’s reporting units (property sectors) subsequent to the CRP acquisition.

At June 30, 2010, goodwill was allocated to segment assets as follows: (i) senior housing—$30.5 million, (ii) medical office—$11.4 million, (iii) hospital—$5.1 million, and (iv) skilled nursing—$3.3 million. Due to a decrease in our market capitalization during the first quarter of 2009, we performed an interim goodwill impairment assessment. In connection with this review, the Company recognized an impairment charge of $1.4 million, included in other income (expense), net, for the goodwill allocated to its life science segment.

(14) Impairments

On June 18, 2009, the Company announced that the management agreements on 15 of its senior housing communities operated by Sunrise have been terminated effective October 1, 2009. During the three and six months ended June 30, 2009, as a result of the anticipated termination of the Sunrise management agreements, intangible assets on 12 of 15 of these communities were determined to be impaired resulting in a charge of $5.9 million.

(15) Earnings Per Common Share

The following table illustrates the computation of basic and diluted earnings per share (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator
Income from continuing operations	$88,516	$68,093	$172,538	$117,935
Noncontrolling interests’ share in continuing operations	(3,494)	(3,719)	(6,559)	(7,545)
Income from continuing operations applicable to HCP, Inc.	85,022	64,374	165,979	110,390
Preferred stock dividends	(5,283)	(5,283)	(10,566)	(10,566)
Participating securities’ share in continuing operations	(353)	(392)	(1,270)	(707)
Income from continuing operations applicable to common shares	79,386	58,699	154,143	99,117
Discontinued operations	79	33,085	158	35,952
Net income applicable to common shares	$79,465	$91,784	$154,301	$135,069
Denominator
Basic weighted average common shares	294,880	265,422	294,056	259,412
Dilutive stock options and restricted stock	1,157	120	1,011	104
Diluted weighted average common shares	296,037	265,542	295,067	259,516
Basic earnings per common share
Income from continuing operations	$0.27	$0.22	$0.52	$0.38
Discontinued operations	—	0.13	—	0.14
Net income applicable to common stockholders	$0.27	$0.35	$0.52	$0.52
Diluted earnings per common share
Income from continuing operations	$0.27	$0.22	$0.52	$0.38
Discontinued operations	—	0.13	—	0.14
Net income applicable to common shares	$0.27	$0.35	$0.52	$0.52

Restricted stock and certain of the Company’s performance restricted stock units are considered participating securities which require the use of the two-class method when computing basic and diluted earnings per share. For each of the three months ended June 30, 2010 and 2009, earnings representing nonforfeitable dividends of $0.4 million were allocated to the participating securities. For the six months ended June 30, 2010 and 2009, earnings representing nonforfeitable dividends of $1.3 million and $0.7 million, respectively, were allocated to the participating securities.

Options to purchase approximately 2.9 million and 6.8 million shares of common stock that had an exercise price in excess of the average market price of the common stock during the three months ended June 30, 2010 and 2009, respectively, were not included in the Company’s earnings per share calculations because they are anti-dilutive. Restricted stock and performance restricted stock units representing 85,000 and 0.9 million shares of common stock during the three months ended June 30, 2010 and 2009, respectively, were not included because they are anti-dilutive. Additionally, 5.8 million shares issuable upon conversion of 4.1 million DownREIT units during the three months ended June 30, 2010 were not included since they are anti-dilutive. During the three months ended June 30, 2009, 5.9 million shares issuable upon conversion of 4.3 million DownREIT units were not included since they were anti-dilutive.

(16) Supplemental Cash Flow Information

	Six months ended June 30,
	2010	2009
	(in thousands)
Supplemental cash flow information:
Interest paid, net of capitalized interest	$144,157	$148,828
Taxes paid	1,590	2,101
Supplemental schedule of non-cash investing activities:
Capitalized interest	10,204	12,347
Increase in accrued construction costs	1,750	790
Loan received upon real estate disposition	13,027	251

	Six months ended June 30,
	2010	2009
	(in thousands)
Supplemental schedule of non-cash financing activities:
Restricted stock issued	202	291
Vesting of restricted stock units	265	182
Cancellation of restricted stock	(39)	(30)
Conversion of non-managing member units into common stock	4,423	21,873
Unrealized gains (losses) on available-for-sale securities and derivatives designated as cash flow hedges, net	(2,872)	61,885

(17) Variable Interest Entities

At June 30, 2010, the Company leased 75 properties to a total of 11 tenants (“VIE tenants”) and had a loan to a borrower where each tenant and borrower has been identified as a VIE. On December 21, 2007, the Company made an investment of approximately $900 million in mezzanine loans where each mezzanine borrower has been identified as a VIE. The Company has determined that it is not the primary beneficiary of these VIEs.

The carrying value and classification of the related assets, liabilities and maximum exposure to loss as a result of the Company’s involvement with VIEs are presented below at June 30, 2010 (in thousands):

VIE Type	Maximum Loss Exposure(1)	Asset/Liability Type	Carrying Amount
VIE tenants—operating leases	$731,363	Lease intangibles, net and straight-line rent receivables	$10,987
VIE tenants—DFLs	1,198,979	Net investment in DFLs	578,430
Loans—senior secured	88,093	Loans receivable, net	88,093
Loans—mezzanine	943,519	Loans receivable, net	943,519

(1)        The Company’s maximum loss exposure related to the VIE tenants represents the future minimum lease payments over the remaining term of the respective leases, which may be mitigated by re-leasing the properties to new tenants. The Company’s maximum loss exposure related to loans to VIEs represents their aggregate carrying value.

See Notes 5, 6 and 11 for additional description of the nature, purpose and activities of the Company’s VIEs and interests therein.

(18) Fair Value Measurements

The following table illustrates the Company’s fair value measurements of its financial assets and liabilities measured at fair value in the Company’s condensed consolidated balance sheet. Recognized gains and losses are recorded in other income (expense), net on the Company’s condensed consolidated statements of income. During the six months ended June 30, 2010, there were no transfers of financial assets or liabilities between levels.

The following is a summary of fair value measurements of financial assets and liabilities at June 30, 2010 (in thousands):

Financial Instrument	Fair Value	Level 1	Level 2	Level 3
Marketable debt securities	$170,538	$150,688	$19,850	$—
Marketable equity securities	3,775	3,775	—	—
Interest-rate swap assets(1)	5,547	—	5,547	—
Interest-rate swap liabilities(1)	(5,548)	—	(5,548)	—
Warrants(1)	1,353	—	—	1,353
	$175,665	$154,463	$19,849	$1,353

(1)         Interest-rate swaps and common stock warrants are valued using observable and unobservable market assumptions, as well as standardized derivative pricing models.

(19) Disclosures About Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, receivables, payables, and accrued liabilities are reasonable estimates of fair value because of the short-term maturities of these instruments. Fair values for loans receivable, term loan, mortgage and other secured debt, and other debt are estimates based on rates currently prevailing for similar instruments of similar maturities. The estimated fair values of the interest-rate swaps and warrants were determined based on observable market assumptions and standardized derivative pricing models. The fair values of the senior unsecured notes and marketable equity and debt securities were determined based on market quotes.

	June 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Loans receivable, net	$1,707,609	$1,757,556	$1,672,938	$1,728,599
Marketable debt securities	170,538	170,538	172,799	172,799
Marketable equity securities	3,775	3,775	3,521	3,521
Warrants	1,353	1,353	1,732	1,732
Term loan	—	—	200,000	200,000
Senior unsecured notes	3,524,022	3,698,259	3,521,325	3,548,926
Mortgage and other secured debt	1,751,520	1,747,311	1,834,935	1,789,992
Other debt	94,956	94,956	99,883	99,883
Interest-rate swap assets	5,547	5,547	3,523	3,523
Interest-rate swap liabilities	5,548	5,548	3,438	3,438

(20) Derivative Instruments

The following table summarizes the Company’s outstanding interest-rate swap contracts as of June 30, 2010 (dollars in thousands):

Date Entered	Maturity Date	Hedge Designation	Fixed Rate	Floating Rate Index	Notional Amount	Fair Value(1)
July 2005(2)	July 2020	Cash Flow	3.82%	BMA Swap Index	$45,600	$(5,007)
June 2009(3)	September 2011	Fair Value	5.95%	1 Month LIBOR+4.21%	250,000	3,078
July 2009(4)	July 2013	Cash Flow	6.13%	1 Month LIBOR+3.65%	14,400	(541)
August 2009(5)	February 2011	Cash Flow	0.87%	1 Month LIBOR	250,000	629
August 2009(5)	August 2011	Cash Flow	1.24%	1 Month LIBOR	250,000	1,840

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

Credit risk is the risk that one of the parties to a derivative contract fails to perform or meet their financial obligation. The Company does not obtain collateral associated with its derivative instruments, but monitors the credit standing of its counterparties on a regular basis. Should a counterparty fail to perform, the Company would incur a financial loss to the extent that the associated derivative contract was in an asset position. At June 30, 2010, the Company does not anticipate non-performance by the counterparties to its outstanding derivative contracts.

During October and November 2007, the Company entered into two forward-starting interest-rate swap contracts with an aggregate notional amount of $900 million and settled the contracts during the six months ended June 30, 2008. The settlement value, less the ineffective portion of the hedging relationships, was recorded to accumulated other comprehensive income to be reclassified into interest expense over the forecasted term of the underlying unsecured fixed-rate debt. The interest-rate swap contracts were designated in qualifying, cash flow hedging relationships, to hedge the Company’s exposure to fluctuations in the benchmark interest rate component of interest payments on forecasted, unsecured, fixed-rate debt currently expected to be issued in 2010 and 2011. At March 31, 2010, the Company revised its estimated issuance date for the underlying unsecured, fixed-rate debt. As a result, the Company recognized a $0.3 million charge in other income (expense), net, during the three months ended March 31, 2010, related to the interest payments that are no longer probable of occurring.

At June 30, 2010, the Company expects that the hedged forecasted transactions, for each of the outstanding qualifying cash flow hedging relationships, remain probable of occurring and no additional gains or losses recorded to accumulated other comprehensive income (loss) are expected to be reclassified to earnings as a result.

To illustrate the effect of movements in the interest rate markets, the Company performed a market sensitivity analysis on its outstanding hedging instruments. The Company applied various basis point spreads to the underlying interest rate curves of the derivative portfolio in order to determine the instruments’ change in estimated fair value. The following table summarizes the results of the analysis performed (dollars in thousands):

		Effects of Change in Interest Rates
Date Entered	Maturity Date	+50 Basis Points	-50 Basis Points	+100 Basis Points	-100 Basis Points
July 2005	July 2020	$1,830	$(2,238)	$3,863	$(4,272)
June 2009	September 2011	(1,460)	1,596	(2,988)	3,124
July 2009	July 2013	206	(213)	415	(422)
August 2009	February 2011	(784)	769	(1,560)	1,545
August 2009	August 2011	(1,375)	1,427	(2,776)	2,828

(21) Subsequent Events

On July 26, 2010, the Company acquired a life science facility and two medical office buildings for total consideration of approximately $48 million, including DownREIT units valued at $9 million and assumed debt of $5 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Language Regarding Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q that are not historical factual statements are “forward-looking statements.” We intend to have our forward-looking statements covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with those provisions. Forward-looking statements include, among other things, statements regarding our and our officers’ intent, belief or expectations as identified by the use of words such as “may,” “will,” “project,” “expect,” “believe,” “intend,” “anticipate,” “seek,” “forecast,” “plan,” “estimate,” “could,” “would,” “should” and other comparable and derivative terms or the negatives thereof. In addition, we, through our officers, from time to time, make forward-looking oral and written public statements concerning our expected future operations, strategies, securities offerings, growth and investment opportunities, dispositions, capital structure changes, budgets and other developments. Readers are cautioned that, while forward-looking statements reflect our good faith belief and reasonable assumptions based upon current information, we can give no assurance that our expectations or forecasts will be attained. Therefore, readers should be mindful that forward-looking statements are not guarantees of future performance and that they are subject to known and unknown risks and uncertainties that are difficult to predict. As more fully set forth under “Part I, Item 1A. Risk Factors” in the Company’s Annual report on Form 10-K for the fiscal year ended December 31, 2009, factors that may cause our actual results to differ materially from the expectations contained in the forward-looking statements include:

(a)          Changes in national and local economic conditions, including a prolonged period of weak economic growth;

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

The information set forth in this Item 2 is intended to provide readers with an understanding of our financial condition, changes in financial condition and results of operations. We will discuss and provide our analysis in the following order:

•                  Executive Summary

•                  2010 Transaction Overview

•                  Dividends

•                  Critical Accounting Policies

•                  Results of Operations

•                  Liquidity and Capital Resources

•                  Off-Balance Sheet Arrangements

•                  Contractual Obligations

•                  Inflation

•                  Recent Accounting Pronouncements

Executive Summary

We are a self-administered REIT that, together with our consolidated subsidiaries, invests primarily in real estate serving the healthcare industry in the United States (“U.S.”). We acquire, develop, lease, manage and dispose of healthcare real estate and provide financing to healthcare providers. At June 30, 2010, our portfolio of investments, including properties owned by our Investment Management Platform, consisted of interests in 677 facilities and $1.9 billion of mezzanine and other secured loan investments. Our Investment Management Platform represents the following joint ventures: (i) HCP Ventures II, (ii) HCP Ventures III, LLC, (iii) HCP Ventures IV, LLC and (iv) the HCP Life Science ventures.

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

Our strategy sometimes involves structuring transactions that are tax-advantaged. Generally, we prefer larger, more complex, private transactions which leverage our management team’s experience and our infrastructure. We follow a disciplined approach to enhancing the value of our existing portfolio, including ongoing evaluation of potential disposition of properties and other investments that no longer fit our strategy. We always seek to mitigate risks in our underwriting process.

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

2010 Transaction Overview

Investments

During the six months ended June 30, 2010, we made investments of $172 million through the acquisition of five senior housing facilities for $111 million and funding of $61 million for construction and other capital projects primarily in our life science segment.

Subsequently on July 26, 2010, we acquired a life science facility and two medical office buildings for approximately $48 million, including DownREIT units valued at $9 million and assumed debt of $5 million. The life science facility includes 85,000 rentable square feet and is occupied by a single tenant under a 15-year triple-net lease. The medical office buildings include 103,000 rentable square feet and are currently 95% occupied.

During the six months ended June 30, 2010, three life science facilities located in South San Francisco were placed in service representing 329,000 square feet.

Financings

On March 10, 2010, we repaid the total outstanding indebtedness of $200 million under our term loan. The term loan, with an original maturity of August 1, 2011, was repaid primarily with funds available under our revolving line of credit facility. As a result of the early repayment of the term loan, we recognized a charge of $1.3 million related to unamortized issuance costs.

In June 2010, we initiated a public offering, which resulted in the sale of 15.5 million shares of common stock at a price of $33.00 per share for gross proceeds of $512 million.  This offering included: (i) the June 2010 public offering of 13.5 million shares for $445.5 million; and (ii) the July 2010 sale of 2.025 million shares, for $66.8 million, as a result of the underwriters exercising the over-allotment option from the June 2010 public offering. We received total net proceeds of $492 million from these sales, which were used to repay the outstanding indebtedness under our revolving line of credit, fund acquisitions and capital expenditures, repay mortgage debt and for other general corporate purposes.

Erickson Settlement

In February 2010, we entered into a settlement agreement with Erickson Retirement Communities (“Erickson”), which filed for bankruptcy in October 2009. On April 15, 2010, the bankruptcy court approved the settlement agreement and confirmed Erickson’s final plan of reorganization. The settlement agreement and plan of reorganization provided that we (concurrently with the April 2010 closing of the sale of Erickson’s assets and the transfer to the buyer of all of our interests in the three DFLs and participation in the senior construction loan): (i) retain deposits held by us with balances of $5 million and (ii) receive an additional $9.6 million. As a result, during the three months ended March 31, 2010, we recognized aggregate income of $11.9 million, which represents impairment recoveries of portions of previous impairment charges related to investments in three direct financing leases (“DFLs”) and a participation interest in a senior construction loan related to Erickson.

Dividends

On July 29, 2010, we announced that our Board declared a quarterly common stock cash dividend of $0.465 per share. The common stock dividend will be paid on August 24, 2010 to stockholders of record as of the close of business on August 9, 2010.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires our management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2009 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no significant changes to such policies for the six months ended June 30, 2010, except for our policy regarding principles of consolidation, which we have updated to address the new requirements of Accounting Standards Update No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“Update No. 2009-17”). The revised critical accounting policy is as follows:

Principles of Consolidation

The condensed consolidated financial statements include the accounts of HCP, Inc., our wholly owned subsidiaries and joint ventures that we control, through voting rights or other means. We consolidate investments in variable interest entities (“VIEs”) when we are the primary beneficiary of the VIE at: (i) the creation of the variable interest entity, (ii) as a result of our continuous evaluation of our VIE relationships or (iii) upon the occurrence of a qualifying reconsideration event.

We make judgments with respect to our level of influence or control of an entity and whether we are (or are not) the primary beneficiary of a VIE. Consideration of various factors includes, but is not limited to, our ability to direct the activities that most significantly impact the entity’s economic performance, our form of ownership interest, our representation on the entity’s governing body, the size and seniority of our investment, our ability and the rights of other investors to participate in policy making decisions, replace the manager and/or liquidate the entity, if applicable. Our ability to correctly assess our influence or control over an entity at inception of our involvement or on a continuous basis when determining the primary beneficiary of a VIE affects the presentation of these entities in our condensed consolidated financial statements. If we perform a primary beneficiary analysis at a date other than at creation of the variable interest entity, our assumptions may be different and may result in the identification of a different primary beneficiary.

If we determine that we are the primary beneficiary of a VIE, our condensed consolidated financial statements would include the operating results of the VIE (either tenant or borrower) rather than the results of the variable interest in the VIE. We would depend on the VIE to provide us timely financial information and rely on the internal controls of the VIE to provide accurate financial information. If the VIE has deficiencies in its internal controls over financial reporting, or does not provide us with timely financial information, this may adversely impact our financial reporting and our internal controls over financial reporting.

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

Our financial results for the three and six months ended June 30, 2010 and 2009 are summarized as follows:

Comparison of the Three Months Ended June 30, 2010 to the Three Months Ended June 30, 2009

Rental and related revenues

	Three Months Ended June 30,		Change
Segments	2010	2009	$	%
	(dollars in thousands)
Senior housing	$75,737	$79,462	$(3,725)	(5)%
Life science	59,110	53,491	5,619	11
Medical office	65,294	65,777	(483)	(1)
Hospital	21,663	21,606	57	—
Skilled nursing	9,654	9,486	168	2
Total	$231,458	$229,822	$1,636	1%

•                  Senior housing.  Senior housing rental and related revenues for the three months ended June 30, 2009 included $6.4 million resulting from an adjustment to the purchase price allocation of certain assets acquired in 2006. No similar adjustments were recognized for the three months ended June 30, 2010. This decrease in senior housing rental and related revenues was partially offset by the additive effect of our acquisitions in 2010 and rent escalations and resets.

•                  Life science.  The increase in life science rental and related revenues was primarily the result of two assets that were under leases and placed in service on January 1, 2010, which were previously under development.

Tenant recoveries

	Three Months Ended June 30,		Change
Segments	2010	2009	$	%
	(dollars in thousands)
Life science	$9,597	$9,522	$75	1%
Medical office	11,940	11,024	916	8
Hospital	583	464	119	26
Total	$22,120	$21,010	$1,110	5%

•                  Medical office. The increase in medical office tenant recoveries was primarily the result of several properties where the respective leases were modified to include terms that provide for a substantial recovery of operating expenses.

Income from direct financing leases

Income from direct financing leases decreased $1.2 million to $12.0 million for the three months ended June 30, 2010. The decrease was primarily due to three DFLs that were deemed to be substantially impaired during 2009 (see Note 5 to the Condensed Consolidated Financial Statements).

Interest income

For the three months ended June 30, 2010, interest income increased $9.1 million to $36.2 million. This increase was primarily related to additional interest income of $12 million earned from the $720 million participation in the first mortgage debt of HCR ManorCare purchased in August 2009, which was partially offset by a $3 million decrease of interest earned from marketable debt securities that were sold during 2009. For a more detailed description of our participation in the first mortgage debt of HCR ManorCare, see Note 6 to the Condensed Consolidated Financial Statements. Our exposure to income fluctuations related to our variable rate loans is partially mitigated by our variable rate indebtedness. For a more detailed discussion of our interest rate risk, see Quantitative and Qualitative Disclosures About Market Risk in Item 3.

Depreciation and amortization expense

Depreciation and amortization expense decreased $1.4 million to $77.9 million for the three months ended June 30, 2010. The decrease in depreciation and amortization expense was primarily due to a $2.0 million adjustment resulting from a correction to the purchase price allocation of certain assets acquired in 2006, which was included in the three months ended June 30, 2009 (See Note 8 to the Condensed Consolidated Financial Statements).

Interest expense

Interest expense decreased $2.6 million to $72.7 million for the three months ended June 30, 2010. The decrease was primarily due to: (i) a $1.5 million decrease as a result of the early repayment of our term loan in March 2010, (ii) a $0.8 million decrease resulting from the benefit of an interest-rate swap (pay float and receive fixed) that was placed on $250 million of our unsecured senior notes in June 2009, and (iii) a $0.7 million decrease from the repayment of the outstanding balance under our bridge loan in May 2009.

The table below sets forth information with respect to our debt, excluding premiums and discounts (dollars in thousands):

	As of June 30,
	2010	2009
Balance:
Fixed rate	$4,607,931	$4,751,601
Variable rate	771,859	771,944
Total	$5,379,790	$5,523,545

	As of June 30,
	2010	2009
Percent of total debt:
Fixed rate	86%	86%
Variable rate	14	14
Total	100%	100%
Weighted average interest rate at end of period:
Fixed rate	6.26%	6.36%
Variable rate	2.48%	2.91%
Total weighted average rate	5.71%	5.87%

Operating expenses

	Three Months Ended June 30,		Change
Segments	2010	2009	$	%
	(dollars in thousands)
Senior housing	$758	$1,332	$(574)	(43)%
Life science	11,756	11,266	490	4
Medical office	32,310	32,175	135	—
Hospital	576	860	(284)	(33)
Skilled nursing	51	52	(1)	(2)
Total	$45,451	$45,685	$(234)	(1)%

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

Impairments (recoveries)

During the three months ended June 30, 2009, we recognized impairments of $5.9 million related to lease intangible assets on 12 of our senior housing facilities as a result of the anticipated termination of the Sunrise management agreements effective October 1, 2009. No intangible assets were determined to be impaired during the three months ended June 30, 2010.

Other income (expense), net

For the three months ended June 30, 2010, other income (expense), net decreased $1.4 million to $224,000. The decrease was primarily due to: (i) a decline in gain of sales of $0.8 million related to the sales of marketable debt securities in 2009 and (ii) a $0.8 million decrease due to changes in the fair value of certain derivative instruments (warrants).

Equity income from unconsolidated joint ventures

For the three months ended June 30, 2010, equity income from unconsolidated joint ventures increased $1.4 million to $2.5 million. This increase is primarily due to: (i) the recognition of rental revenues during 2010 from a tenant in one of our unconsolidated joint ventures that was previously deferred and (ii) a change in the expected useful life of certain intangible assets of one of our unconsolidated joint ventures that resulted in lower equity income due to higher amounts of amortization expense during 2009.

Discontinued operations

The decrease of $33 million in income from discontinued operations to $79,000 for the three months ended June 30, 2010 is primarily due to a decrease in gain on real estate dispositions of $30.5 million and income from discontinued operations of $2.7 million. During the three months ended June 30, 2010 and 2009, we sold one property for $15 million and two properties for $46 million, respectively. Discontinued operations for the three months ended June 30, 2010 included one property compared to eight properties for the three months ended June 30, 2009.

Comparison of the Six Months Ended June 30, 2010 to the Six Months Ended June 30, 2009

Rental and related revenues

	Six Months Ended June 30,		Change
Segments	2010	2009	$	%
	(dollars in thousands)
Senior housing	$148,741	$148,203	$538	—%
Life science	117,734	105,535	12,199	12
Medical office	130,550	130,848	(298)	—
Hospital	40,508	39,074	1,434	4
Skilled nursing	19,264	18,388	876	5
Total	$456,797	$442,048	$14,749	3%

•                  Senior housing. Senior housing rental and related revenues increased primarily as a result rent escalations and resets and improvements related to the transition of management agreements on 15 communities previously operated by Sunrise on October 1, 2009. The increase in senior housing rental and related revenues were offset by a correction to the purchase price allocation of certain assets acquired in 2006, which resulted in a $6.4 million adjustment that was included in the six months ended June 30, 2009.

•                  Life science.  The increase in life science rental and related revenues was primarily the result of two assets that were under leases and placed in service on January 1, 2010, which were previously under development.

•                  Medical office.  The decrease in medical office rental and related revenues was primarily the result of $0.8 million of termination fees received during 2009 partially offset by rent escalations and resets.

Tenant recoveries

	Six Months Ended June 30,		Change
Segments	2010	2009	$	%
	(dollars in thousands)
Life science	$19,247	$20,616	$(1,369)	(7)%
Medical office	23,558	23,047	511	2
Hospital	1,101	997	104	10
Total	$43,906	$44,660	$(754)	(2)%

•                  Life science. During the six months ended June 30, 2009, we recognized $1.4 million as a result of a change in estimate of our life science common area maintenance receivables related to the year ended December 31, 2008. No similar change in estimate was recognized in the six months ended June 30, 2010.

Income from direct financing leases

Income from direct financing leases decreased $1.9 million to $24.2 million for the six months ended June 30, 2010. The decrease was primarily due to three DFLs that were deemed to be substantially impaired during 2009 (see Note 5 to the Condensed Consolidated Financial Statements).

Interest income

For the six months ended June 30, 2010, interest income increased $17.6 million to $71.4 million. This increase was primarily related to additional interest income of $25 million earned from the $720 million participation in the first mortgage debt of HCR ManorCare purchased in August 2009, which was partially offset by a $7 million decrease of interest earned from marketable debt securities that were sold during 2009. For a more detailed description of our participation in the first mortgage debt of HCR ManorCare, see Note 6 to the Condensed Consolidated Financial Statements. Our exposure to income fluctuations related to our variable rate loans is partially mitigated by our variable rate indebtedness. For a more detailed discussion of our interest rate risk, see Quantitative and Qualitative Disclosures About Market Risk in Item 3.

Depreciation and amortization expense

Depreciation and amortization expense decreased $3.5 million to $156.1 million for the six months ended June 30, 2010. The decrease in depreciation and amortization expense is primarily related to: (i) assets which became fully depreciated during 2009 and 2010, which resulted in a $5.3 million decrease in depreciation and amortization expense, and (ii) a decrease of $2.0 million resulting from a 2009 adjustment to the purchase price allocation of certain assets acquired in 2006. These decreases were partially offset by a $3.5 million increase in depreciation expense due to three life science development assets placed in service on January 1, 2010.

Interest expense

Interest expense decreased $3.3 million to $148.7 million for the six months ended June 30, 2010. The decrease was primarily due to: (i) a $2.0 million decrease from the repayment of the outstanding balance under our bridge loan in May 2009, (ii) a $1.8 million decrease in interest expense resulting from the benefit of an interest-rate swap (pay float and receive fixed) that was placed on $250 million of our unsecured senior notes in June 2009, (iii) a decrease of $1.3 million from the net impact of repayment of mortgage debt related to contractual maturities, offset in part by secured debt financing obtained in connection with our purchase of a $720 million participation in the first mortgage debt of HCR ManorCare, and (iv) a $0.6 million decrease as a result of the early repayment of our term loan in March 2010. The decrease in interest expense was partially offset by a decrease of $2.1 million of capitalized interest related to assets under development in life science segment that were placed in service.

Operating expenses

	Six Months Ended June 30,		Change
Segments	2010	2009	$	%
	(dollars in thousands)
Senior housing	$1,688	$4,193	$(2,505)	(60)%
Life science	23,338	22,708	630	3
Medical office	63,657	64,964	(1,307)	(2)
Hospital	2,785	1,659	1,126	68
Skilled nursing	100	114	(14)	(12)
Total	$91,568	$93,638	$(2,070)	(2)%

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

General and administrative expenses

General and administrative expenses increased $6.7 million to $45.5 million for the six months ended June 30, 2010. The increase in general and administrative expenses was primarily due to an increase in legal fees associated with litigation matters. See the information set forth under the heading “Legal Proceedings” of Note 11 to the Condensed Consolidated Financial Statements.

Impairments (recoveries)

The six months ended June 30, 2010 includes $11.9 million related to the March 2010 reversal of portions of allowanced established by previous impairment charges of investments related to Erickson. Erickson is the tenant at three of our senior housing continuing-care-retirement-communities DFLs and the borrower of a senior construction loan in which we have a participation interest (see Note 5 to the Condensed Consolidated Financial Statements). During the six months ended June 30, 2009, we recognized impairments of $5.9 million related to lease intangible assets on 12 of our senior housing facilities as a result of the anticipated termination of the Sunrise management agreements effective October 1, 2009.

Other income (expense), net

For the six months ended June 30, 2010, other income (expense), net increased $1.4 million to $580,000. The increase in other income net is primarily due to: (i) a 2009 $1.4 million impairment related to goodwill and (ii) a 2009 $0.8 million impairment related to investments in unconsolidated joint ventures. These increases were partially offset by a decrease of $0.8 million in gains related to the sales of marketable debt securities in 2009.

Equity income from unconsolidated joint ventures

For the six months ended June 30, 2010, equity income from unconsolidated joint ventures increased $3.2 million to $3.9 million. This increase is primarily due to: (i) the recognition of rental revenues during 2010 from a tenant in one of our unconsolidated joint ventures that was previously deferred and (ii) a change in the expected useful life of certain intangible assets of one of our unconsolidated joint ventures that resulted in lower equity income due to higher amounts of amortization expense during 2009.

Discontinued operations

The decrease of $35.8 million in income from discontinued operations to $158,000 for the six months ended June 30, 2010 is primarily due to a decrease in gains on real estate dispositions of $31.8 million and income from discontinued operations of $4.1 million. During the six months ended June 30, 2010 and 2009, we sold one property for $15 million and nine properties for $52 million, respectively. Discontinued operations for the six months ended June 30, 2010 included one property compared to 15 properties for the six months ended June 30, 2009.

Liquidity and Capital Resources

Our principal liquidity needs are to: (i) fund normal operating expenses, (ii) meet debt service requirements, including $206 million of senior unsecured notes and $20 million of mortgage debt principal payments and maturities in 2010, (iii) fund capital expenditures, including tenant improvements and leasing costs, (iv) fund acquisition and development activities, and (v) make dividend distributions. We believe these needs will be satisfied using cash flows generated by operations and from our various financing activities during the next twelve months. During the six months ended June 30, 2010, distributions to shareholders and noncontrolling interest holders exceeded cash flows from operations by approximately $15.9 million. During 2010 and 2009, we raised net proceeds of $0.5 billion and $1.1 billion, respectively, from issuances of common stock and sales of marketable debt securities and real estate, which proceeds, among other things, are the sources of cash used to fund the excess of distributions to shareholders and noncontrolling interest holders above cash flows from operations during the six months ended June 30, 2010.

Access to capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as to fund future acquisitions and development through the issuance of additional securities or secured debt. Credit ratings impact our ability to access capital and directly impact our cost of capital as well. For example, as noted below, our revolving line of credit facility accrues interest at a rate per annum equal to LIBOR plus a margin that depends upon our debt ratings. We also pay a facility fee on the entire revolving commitment that depends upon our debt ratings. As of July 30, 2010, we had a credit rating of Baa3 (positive) from Moody’s, BBB (stable) from S&P and BBB (positive) from Fitch on our senior unsecured debt securities, and Ba1 (positive) from Moody’s, BB+ (stable) from S&P and BB+ (positive) from Fitch on our preferred equity securities.

Net cash provided by operating activities was $276 million and $250 million for the six months ended June 30, 2010 and 2009, respectively. The increase in operating cash flows is primarily the result of increased revenues, as well as fluctuations in receivables, payables, accruals and deferred revenues. Our cash flows from operations are dependent upon the occupancy level of multi-tenant buildings, rental rates on leases, our tenants’ performance on their lease obligations, the level of operating expenses and other factors.

Net cash used in investing activities was $161 million for the six months ended June 30, 2010 and consisted primarily of fundings of $157 million for acquisition and development of real estate and $17 million for lease commissions and tenant and capital improvements. These expenditures were partially offset by our proceeds of $26 million from the repayment of loans receivable and DFLs.

Net cash used in financing activities was $131 million for the six months ended June 30, 2010 and consisted primarily of: (i) payments of common and preferred dividends aggregating $285 million, (ii) repayment of our term loan of $200 million and (iii) repayment of our mortgage debt of $88 million. The amount of cash used in financing activities was partially offset by net proceeds of $441 million from the issuances of common stock.

Debt

Bank Line of Credit

Our revolving line of credit facility with a syndicate of banks provides for an aggregate borrowing capacity of $1.5 billion and matures on August 1, 2011. This revolving line of credit facility accrues interest at a rate per annum equal to LIBOR plus a margin that depends upon our debt ratings. We pay a facility fee on the entire revolving commitment that depends upon our debt ratings. Based on our debt ratings on June 30, 2010, the margin on the revolving line of credit facility was 0.55% and the facility fee was 0.15%. At June 30, 2010, we had no amounts drawn under this revolving line of credit facility. At June 30, 2010, $113 million of aggregate letters of credit were outstanding against our revolving line of credit facility, including a $103 million letter of credit as a result of the Ventas litigation. For further information regarding the Ventas litigation, see Note 11 to the Condensed Consolidated Financial Statements.

Our revolving line of credit facility contains certain financial restrictions and other customary requirements. Among other things, these covenants, using terms defined in the agreement, (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 65%, (iii) require a Fixed Charge Coverage ratio of 1.75 times and (iv) require a formula-determined Minimum Consolidated Tangible Net Worth of $5.2 billion at June 30, 2010. At June 30, 2010, we were in compliance with each of these restrictions and requirements of our revolving line of credit facility.

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

Senior Unsecured Notes

At June 30, 2010, we had senior unsecured notes outstanding with an aggregate principal balance of $3.5 billion. Interest rates on the notes ranged from 1.44% to 7.07% with a weighted average effective interest rate of 6.13% at June 30, 2010. Discounts and premiums are amortized to interest expense over the term of the related notes. The senior unsecured notes contain certain covenants including limitations on debt, cross-acceleration provisions and other customary terms. At June 30, 2010, we believe we were in compliance with these covenants.

Mortgage and Other Secured Debt

At June 30, 2010, we had $1.7 billion in aggregate principal amount of mortgage and other secured debt outstanding that is secured by 152 healthcare facilities, which had a carrying value of $2.2 billion, as well as a participation in a first mortgage loan with a carrying value of $621 million. Interest rates on the mortgage notes ranged from 0.70% to 8.30% with a weighted average effective interest rate of 4.87% at June 30, 2010.

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

Other Debt

At June 30, 2010, we had $95 million of non-interest bearing life care bonds at two of our continuing care retirement communities and non-interest bearing occupancy fee deposits at another of our senior housing facilities, all of which were payable to certain residents of the facilities (collectively, “Life Care Bonds”). At June 30, 2010, $40.1 million of the Life Care Bonds were refundable to the residents upon the resident moving out or to their estate upon death, and $54.9 million of the Life Care Bonds were refundable after the unit is successfully remarketed to a new resident.

Debt Maturities

The following table summarizes our stated debt maturities and scheduled principal repayments at June 30, 2010 (in thousands):

Year	Amount(1)
2010 (Six months)	$226,656
2011	439,182
2012	313,776
2013	1,225,104
2014	264,435
Thereafter	2,815,680
5,284,833
(Discounts) and premiums, net	(9,291)
$5,275,542

(1)         Excludes $95 million of other debt that represents non-interest bearing Life Care Bonds and occupancy fee deposits at three of our senior housing facilities, which have no scheduled maturities.

Derivative Instruments

We use derivative instruments to mitigate the effects of interest rate fluctuations on specific forecasted transactions as well as recognized obligations or assets. We do not use derivative instruments for speculative or trading purposes.

The following table summarizes our outstanding interest rate swap contracts as of June 30, 2010 (dollars in thousands):

Date Entered	Maturity Date	Hedge Designation	Fixed Rate	Floating Rate Index	Notional Amount	Fair Value
July 2005(1)	July 2020	Cash Flow	3.82%	BMA Swap Index	$45,600	$(5,007)
June 2009	September 2011	Fair Value	5.95%	1 Month LIBOR+4.21%	250,000	3,078
July 2009	July 2013	Cash Flow	6.13%	1 Month LIBOR+3.65%	14,400	(541)
August 2009	February 2011	Cash Flow	0.87%	1 Month LIBOR	250,000	629
August 2009	August 2011	Cash Flow	1.24%	1 Month LIBOR	250,000	1,840

(1)          Represents three interest-rate swap contracts with an aggregate notional amount of $45.6 million.

For a more detailed description of our derivative instruments, see Note 20 of the Condensed Consolidated Financial Statements and Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Equity

At June 30, 2010, we had 4.0 million shares of 7.25% Series E cumulative redeemable preferred stock, 7.8 million shares of 7.10% Series F cumulative redeemable preferred stock and 308 million shares of common stock outstanding. At June 30, 2010, equity totaled $6.3 billion and our equity securities had a market value of $10.4 billion.

At June 30, 2010, there were a total of 4.1 million DownREIT units outstanding in six limited liability companies in which we are the managing member. The DownREIT units are exchangeable for an amount of cash approximating the then-current market value of shares of our common stock or, at our option, shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications).

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

Contractual Obligations

The following table summarizes our material contractual payment obligations and commitments at June 30, 2010 (in thousands):

	Total(1)	Less than One Year	2011-2012	2013-2014	More than Five Years
Senior unsecured notes	$3,535,686	$206,421	$542,265	$637,000	$2,150,000
Mortgage and other secured debt	1,749,147	20,235	210,693	852,539	665,680
Development commitments(2)	9,126	9,126	—	—	—
Ground and other operating leases	194,098	2,013	8,219	8,498	175,368
Interest(3)	1,450,273	151,037	529,613	406,635	362,988
Total	$6,938,330	$388,832	$1,290,790	$1,904,672	$3,354,036

(1)         Excludes $95 million of other debt that represents non-interest bearing Life Care Bonds and occupancy fee deposits at three of our senior housing facilities, which have no scheduled maturities.

(2)         Represents construction and other commitments for developments in progress.

(3)         Interest on variable-rate debt is calculated using rates in effect at June 30, 2010.

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

Recent Accounting Pronouncements

See Note 2 to the Condensed Consolidated Financial Statements for the impact of recent accounting pronouncements. There were no accounting pronouncements that were issued, but not yet adopted by us, that we believe will materially impact our consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.  At June 30, 2010, we were exposed to market risks related to fluctuations in interest rates on approximately $1.7 billion of variable-rate HCR ManorCare loan investments (see Note 6 to the Condensed Consolidated Financial Statements) and $83 million of other investments where the payments fluctuate with changes in LIBOR. Our exposure to income fluctuations related to our variable-rate investments is partially offset by (i) $497 million of variable-rate mortgage notes and other secured debt payable, excluding $60 million of variable-rate mortgage notes which have been hedged through interest-rate swap contracts, (ii) $25 million of variable-rate senior unsecured notes and (iii) $750 million of additional variable interest rate exposure achieved through interest-rate swap contracts (pay float and receive fixed).

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt, loans receivable and debt securities unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the estimated fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the estimated fair value of those instruments. Assuming a one percentage point increase in the interest rate related to the variable-rate investments and variable-rate debt, and assuming no change in the outstanding balance as of June 30, 2010, net interest income would improve by approximately $5.3 million, or $0.02 per common share on a diluted basis. Assuming a 50 basis point decrease in interest rates under the above circumstances, taking into consideration that the index underlying many of our arrangements is currently below 50 basis points and is not expected to go below zero, net interest income would decline by $2.7 million, or approximately $0.01 per common share on a diluted basis.

We use derivative instruments during the normal course of business to manage or hedge interest rate risk. We do not use derivative financial instruments for speculative purposes. Derivatives are recorded on the condensed consolidated balance sheet at their estimated fair value. See Note 20 to the Condensed Consolidated Financial Statements for further information.

To illustrate the effect of movements in the interest rate markets, we performed a market sensitivity analysis on our outstanding hedging instruments. We applied various basis point spreads to the underlying interest rate curves of the derivative portfolio in order to determine the instruments’ change in estimated fair value. Assuming a one percentage point change in the underlying interest rate curve, the change in estimated fair value of each of the underlying derivative instruments would not exceed $4.3 million. See Note 20 to the Condensed Consolidated Financial Statements for additional analysis details.

Market Risk.  We are directly and indirectly affected by changes in the equity and bond markets. We have investments in marketable debt and equity securities classified as available-for-sale. Gains and losses on these securities are recognized in income when realized and losses are recognized when an other-than-temporary decline in value is identified. An initial indicator of other-than-temporary decline in value for marketable equity securities is based on the severity of the decline in estimated fair value below the carrying value for an extended period of time. We consider a variety of factors in evaluating an other-than-temporary decline in value, such as: the length of time and the extent to which the market value has been less than our cost basis; the issuer’s financial condition, capital strength and near-term prospects; any recent events specific to that issuer and economic conditions of its industry; and our investment horizon in relationship to an anticipated near-term recovery in the stock or bond price, if any. At June 30, 2010, the fair value and cost, or the adjusted cost basis for those securities where a recognized loss was recorded, of marketable equity securities was $3.8 million and $3.6 million, respectively, and the fair value and cost basis of marketable debt securities was $170.5 million and $160.8 million, respectively.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)

None.

(b)

None.

(c)

The table below sets forth information with respect to purchases of our common stock made by us or on our behalf or by any “affiliated purchaser,” as such term is defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, during the six months ended June 30, 2010.

Period Covered	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number Of Shares (Or Units) Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number (Or Approximate Dollar Value) Of Shares (Or Units) That May Yet Be Purchased Under The Plans Or Programs
April 1-30, 2010	5,236	$33.13	—	—
May 1-31, 2010	392	30.95	—	—
June 1-30, 2010	56	32.41	—	—
Total	5,684	32.98	—	—

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

4.29

Acknowledgment and Consent, dated as of February 5, 2010, by and among ML Private Finance, LLC, A. Daniel Weyland, an individual, HCPI/Tennessee, LLC, and HCP (incorporated herein by reference to Exhibit 4.1 to HCP’s Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended March 31, 2010).

4.30

Registration Rights Agreement, dated as of July 26, 2010, by and among HCP, Inc, Boyer Research Park Associates VIII, L.C., Boyer Research Park Associates IX, L.C., and Tegra Lakeview Associates, L.C. *

10.1	$1,500,000,000 Credit Agreement, dated as of August 1, 2007, by and among HCP, the lenders party thereto and Bank of America, N.A., as Administrative Agent. *

10.2	$2,750,000,000 Credit Agreement, dated as of August 1, 2007, by and among HCP, the lenders party thereto and Bank of America, N.A., as Administrative Agent. *

10.3	Form of Mezzanine Loan Agreement defining HCP’s rights and obligations in connection with its HCR ManorCare investment. *

10.4	Form of Intercreditor Agreement defining HCP’s rights and obligations in connection with its HCR ManorCare investment. *

10.5	Form of Cash Management Agreement defining HCP’s rights and obligations in connection with its HCR ManorCare investment. *

10.6	Form of Pledge and Security Agreement defining HCP’s rights and obligations in connection with its HCR ManorCare investment.*

10.7	Form of Omnibus Assignment entered into in connection with HCP’s HCR ManorCare investment.*

10.8	Letter Agreement, dated April 21, 2010, by and between HCP and J. Alberto Gonzalez-Pita.* †

31.1	Certification by James F. Flaherty III, HCP’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification by Thomas M. Herzog, HCP’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).

32.1	Certification by James F. Flaherty III, HCP’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	Certification by Thomas M. Herzog, HCP’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Furnished herewith.
†	Management Contract or Compensatory Plan or Arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 2010	HCP, Inc.

(Registrant)

/s/ JAMES F. FLAHERTY III
James F. Flaherty III
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ THOMAS M. HERZOG
Thomas M. Herzog
Executive Vice President-
Chief Financial Officer
(Principal Financial Officer)

/s/ SCOTT A. ANDERSON
Scott A. Anderson
Senior Vice President-
Chief Accounting Officer
(Principal Accounting Officer)