Form 10-Q
period 2010-09-30
HCP, INC.
filed 2010-11-02
CIK 765880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2010.

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

As of October 28, 2010, there were 310,532,601 shares of the registrant’s $1.00 par value common stock outstanding.

HCP, INC.

INDEX

PART I. FINANCIAL INFORMATION

HCP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Real estate:
Buildings and improvements	$8,117,148	$7,774,052
Development costs and construction in progress	143,072	272,542
Land	1,558,947	1,542,393
Accumulated depreciation and amortization	(1,189,998)	(1,036,295)
Net real estate	8,629,169	8,552,692

Net investment in direct financing leases	607,392	600,077
Loans receivable, net	1,852,521	1,672,938
Investments in and advances to unconsolidated joint ventures	197,697	267,978
Accounts receivable, net of allowance of $4,663 and $10,772, respectively	38,414	43,726
Cash and cash equivalents	52,635	112,259
Restricted cash	34,223	33,000
Intangible assets, net	325,859	389,698
Real estate held for sale, net	12,554	32,653
Other assets, net	494,835	504,714
Total assets(1)	$12,245,299	$12,209,735
LIABILITIES AND EQUITY
Bank line of credit	$318,000	$—
Term loan	—	200,000
Senior unsecured notes	3,324,975	3,521,325
Mortgage and other secured debt	1,682,740	1,834,935
Other debt	93,990	99,883
Intangible liabilities, net	153,522	200,260
Accounts payable and accrued liabilities	338,806	309,596
Deferred revenue	79,482	85,127
Total liabilities(2)	5,991,515	6,251,126

Commitments and contingencies

Preferred stock, $1.00 par value: 50,000,000 shares authorized; 11,820,000 shares issued and outstanding, liquidation preference of $25.00 per share	285,173	285,173
Common stock, $1.00 par value: 750,000,000 shares authorized; 310,507,413 and 293,548,162 shares issued and outstanding, respectively	310,507	293,548
Additional paid-in capital	6,237,663	5,719,400
Cumulative dividends in excess of earnings	(761,036)	(515,450)
Accumulated other comprehensive loss	(7,426)	(2,134)
Total stockholders’ equity	6,064,881	5,780,537

Joint venture partners	14,095	7,529
Non-managing member unitholders	174,808	170,543
Total noncontrolling interests	188,903	178,072
Total equity	6,253,784	5,958,609
Total liabilities and equity	$12,245,299	$12,209,735

(1)  The Company’s condensed consolidated total assets at September 30, 2010, include assets of certain variable interest entities (“VIEs”) that can only be used to settle the liabilities of those VIEs as follows: accounts receivable, net, $7.5 million; cash and cash equivalents, $22.7 million; and other assets, net, $0.5 million. See Note 17 for additional details.

(2)  The Company’s condensed consolidated total liabilities at September 30, 2010, include liabilities of certain VIEs for which the VIE creditors do not have recourse to HCP, Inc. as follows: accounts payable and accrued liabilities, $27.3 million; and deferred revenue, $0.7 million. See Note 17 for additional details.

See accompanying Notes to Condensed Consolidated Financial Statements.

HCP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Rental and related revenues	$243,026	$216,169	$697,802	$656,384
Tenant recoveries	23,356	22,464	67,262	67,124
Income from direct financing leases	13,028	13,173	37,238	39,302
Interest income	36,582	33,936	108,004	87,791
Investment management fee income	1,157	1,326	3,755	4,133
Total revenues	317,149	287,068	914,061	854,734

Costs and expenses:
Depreciation and amortization	78,334	81,177	234,008	240,308
Interest expense	71,600	74,039	220,303	226,053
Operating	60,461	46,159	152,028	139,767
General and administrative	19,590	22,856	65,039	61,619
Litigation provision	—	101,973	—	101,973
Impairments (recoveries)	—	15,123	(11,900)	20,904
Total costs and expenses	229,985	341,327	659,478	790,624

Other income, net	6,657	5,983	7,151	5,107

Income (loss) before income taxes and equity income from and impairments of investments in unconsolidated joint ventures	93,821	(48,276)	261,734	69,217
Income taxes	(867)	325	(1,809)	(1,395)
Equity income from unconsolidated joint ventures	209	1,328	4,078	1,993
Impairments of investments in unconsolidated joint ventures	(71,693)	—	(71,693)	—
Income (loss) from continuing operations	21,470	(46,623)	192,310	69,815

Discontinued operations:
Income before impairments and gain on sales of real estate, net of income taxes	716	943	2,507	6,620
Impairments	—	—	—	(125)
Gain on sales of real estate, net of income taxes	3,987	2,460	4,052	34,357
Total discontinued operations	4,703	3,403	6,559	40,852

Net income (loss)	26,173	(43,220)	198,869	110,667
Noncontrolling interests’ share in earnings	(3,518)	(3,466)	(10,077)	(11,011)
Net income (loss) attributable to HCP, Inc.	22,655	(46,686)	188,792	99,656
Preferred stock dividends	(5,282)	(5,282)	(15,848)	(15,848)
Participating securities’ share in earnings	(378)	(429)	(1,648)	(1,136)
Net income (loss) applicable to common shares	$16,995	$(52,397)	$171,296	$82,672

Basic earnings (loss) per common share:
Continuing operations	$0.04	$(0.20)	$0.55	$0.16
Discontinued operations	0.01	0.02	0.02	0.15
Net income (loss) applicable to common shares	$0.05	$(0.18)	$0.57	$0.31
Diluted earnings (loss) per common share:
Continuing operations	$0.04	$(0.20)	$0.55	$0.16
Discontinued operations	0.01	0.02	0.02	0.15
Net income (loss) applicable to common shares	$0.05	$(0.18)	$0.57	$0.31
Weighted-average shares used to calculate earnings per common share:
Basic	309,448	284,812	299,243	267,971
Diluted	311,092	284,812	300,468	268,041

Dividends declared per common share	$0.465	$0.46	$1.395	$1.38

See accompanying Notes to Condensed Consolidated Financial Statements.

HCP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

(Unaudited)

						Cumulative	Accumulated
					Additional	Dividends	Other	Total	Total
	Preferred Stock		Common Stock		Paid-In	In Excess	Comprehensive	Stockholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Of Earnings	Income (Loss)	Equity	Interests	Equity
January 1, 2010	11,820	$285,173	293,548	$293,548	$5,719,400	$(515,450)	$(2,134)	$5,780,537	$178,072	$5,958,609
Comprehensive income:
Net income	—	—	—	—	—	188,792	—	188,792	10,077	198,869
Change in net unrealized gains (losses) on securities:
Unrealized gains	—	—	—	—	—	—	936	936	—	936
Less reclassification adjustment realized in net income	—	—	—	—	—	—	(4,680)	(4,680)	—	(4,680)
Change in net unrealized gains (losses) on cash flow hedges:
Unrealized losses	—	—	—	—	—	—	(2,368)	(2,368)	—	(2,368)
Less reclassification adjustment realized in net income	—	—	—	—	—	—	630	630	—	630
Change in Supplemental Executive Retirement Plan obligation	—	—	—	—	—	—	97	97	—	97
Foreign currency translation adjustment	—	—	—	—	—	—	93	93	—	93
Total comprehensive income	—	—	—	—	—	—	—	183,500	10,077	193,577
Issuance of common stock, net	—	—	16,958	16,958	507,698	—	—	524,656	(5,072)	519,584
Repurchase of common stock	—	—	(149)	(149)	(4,152)	—	—	(4,301)	—	(4,301)
Exercise of stock options	—	—	150	150	3,411	—	—	3,561	—	3,561
Amortization of deferred compensation	—	—	—	—	11,306	—	—	11,306	—	11,306
Preferred dividends	—	—	—	—	—	(15,848)	—	(15,848)	—	(15,848)
Common dividends ($1.395 per share)	—	—	—	—	—	(418,530)	—	(418,530)	—	(418,530)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(12,545)	(12,545)
Noncontrolling interest in acquired assets	—	—	—	—	—	—	—	—	9,267	9,267
Sale of noncontrolling interests	—	—	—	—	—	—	—	—	8,395	8,395
Other	—	—	—	—	—	—	—	—	709	709
September 30, 2010	11,820	$285,173	310,507	$310,507	$6,237,663	$(761,036)	$(7,426)	$6,064,881	$188,903	$6,253,784

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

See accompanying Notes to Condensed Consolidated Financial Statements.

HCP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$198,869	$110,667
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate, in-place lease and other intangibles:
Continuing operations	234,008	240,308
Discontinued operations	1,382	2,276
Amortization of above and below market lease intangibles, net	(5,337)	(12,657)
Stock-based compensation	11,306	11,068
Amortization of debt premiums, discounts and issuance costs, net	7,238	6,187
Straight-line rents	(32,869)	(38,751)
Interest accretion	(46,997)	(23,813)
Deferred rental revenue	(2,245)	10,507
Equity income from unconsolidated joint ventures	(4,078)	(1,993)
Distributions of earnings from unconsolidated joint ventures	5,441	5,444
Gain on sales of real estate	(4,052)	(34,357)
Marketable securities gains, net	(5,642)	(6,420)
Derivative losses, net	470	922
Impairments, net of recoveries	59,793	21,029
Changes in:
Accounts receivable	1,987	11,310
Other assets	1,181	(2,991)
Accrued liability for litigation provision	—	101,973
Accounts payable and other accrued liabilities	10,273	(10,989)
Net cash provided by operating activities	430,728	389,720
Cash flows from investing activities:
Acquisitions and development of real estate	(228,297)	(71,009)
Leasing costs and tenant and capital improvements	(65,183)	(27,321)
Proceeds from sales of real estate, net	1,963	58,046
Contributions to unconsolidated joint ventures	(6,445)	(48)
Distributions in excess of earnings from unconsolidated joint ventures	2,469	5,775
Proceeds from the sale of securities	72,749	119,665
Principal repayments on loans receivable and direct financing leases	28,494	8,654
Investments in loans receivable	(131,492)	(165,506)
(Increase) decrease in restricted cash	(1,223)	3,090
Net cash used in investing activities	(326,965)	(68,654)
Cash flows from financing activities:
Net borrowings (repayments) under bank line of credit	318,000	(150,000)
Repayments of bridge and term loans	(200,000)	(320,000)
Repayments of mortgage debt	(162,623)	(206,329)
Issuance of mortgage debt	—	1,942
Repurchase and repayment of senior unsecured notes	(200,000)	(7,735)
Debt issuance costs	—	(718)
Net proceeds from the issuance of common stock and exercise of options	518,844	846,135
Dividends paid on common and preferred stock	(434,378)	(376,798)
Sale (purchase) of noncontrolling interest	8,395	(9,097)
Distributions to noncontrolling interests	(11,625)	(11,662)
Net cash used in financing activities	(163,387)	(234,262)
Net increase (decrease) in cash and cash equivalents	(59,624)	86,804
Cash and cash equivalents, beginning of period	112,259	57,562
Cash and cash equivalents, end of period	$52,635	$144,366

See accompanying Notes to Condensed Consolidated Financial Statements.

HCP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)         Business

HCP, Inc., an S&P 500 company, together with its consolidated entities (collectively, “HCP” or the “Company”), invests primarily in real estate serving the healthcare industry in the United States (“U.S.”). The Company is a self-administered, Maryland real estate investment trust (“REIT”) organized in 1985. The Company is headquartered in Long Beach, California, with offices in Nashville, Tennessee and San Francisco, California. The Company acquires, develops, leases, manages and disposes of healthcare real estate, and provides financing to healthcare providers. The Company’s portfolio is comprised of investments in the following five healthcare segments: (i) senior housing, (ii) life science, (iii) medical office, (iv) skilled nursing and (v) hospital. The Company makes investments within its healthcare segments using the following five investment products: (i) properties under lease, (ii) debt investments, (iii) developments and redevelopments, (iv) investment management and (v) DownREITs.

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

The condensed consolidated financial statements include the accounts of HCP, its wholly-owned subsidiaries and joint ventures or VIEs that it controls through voting rights or other means. All material intercompany transactions and balances have been eliminated upon consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The accompanying unaudited interim financial information should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”).

Certain amounts in the Company’s condensed consolidated financial statements for prior periods have been reclassified to conform to the current period presentation. Assets sold or held for sale and associated liabilities have been reclassified on the condensed consolidated balance sheets and the related operating results reclassified from continuing to discontinued operations on the condensed consolidated income statements (see Note 4). All prior period interest income and interest expense have been reclassified to be presented as components of “revenues” and “costs and expenses,” respectively, from “other income, net” on the condensed consolidated income statements as a result of a significant increase in the Company’s lending operations.

Accounting Change

Effective January 1, 2010, the Company implemented the requirements of Accounting Standards Update No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“Update No. 2009-17”). Update No. 2009-17 requires, on a continuous basis, that enterprises perform a qualitative analysis when determining whether or not a VIE will need to be consolidated. This evaluation is based on an enterprise’s ability to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance. As a result of its implementation analysis, the Company concluded that it had additional variable interests, in certain VIEs. The Company has determined that it is not the primary beneficiary of these additional VIEs because it does not control the activities that most significantly impact the economic performance of the entities (see Note 17).

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

In July 2010, the FASB issued Accounting Standards Update No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASC 2010-20”). The amendments in this update require additional disclosure about the credit quality of financing receivables, such as aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disaggregation of information is based on how allowances for credit losses are developed and how credit exposure is managed. ASC 2010-20 is effective for interim periods and fiscal years ending after December 15, 2010. The Company does not expect the adoption of ASC 2010-20 on December 31, 2010 to have an impact on its consolidated financial position or results of operations.

(3)         Real Estate Property Investments

A summary of acquisitions for the nine months ended September 30, 2010 follows (in thousands):

	Consideration			Assets Acquired
Acquisitions	Cash Paid	Debt Assumed	DownREIT Units(1)	Real Estate	Net Intangibles
Senior housing facilities	$124,935	$—	$—	$124,565	$370
Medical office buildings	12,017	5,352	1,926	15,734	3,561
Life science facilities	21,843	—	7,341	23,998	5,186
	$158,795	$5,352	$9,267	$164,297	$9,117

(1)         Non-managing member limited liability company units.

During the nine months ended September 30, 2010, the Company funded an aggregate of $97 million for construction, tenant and other capital improvement projects, primarily in its life science segment. During the nine months ended September 30, 2010, four of the Company’s life science facilities located in South San Francisco were placed into service representing 354,000 square feet.

During the nine months ended September 30, 2009, the Company purchased the remaining noncontrolling interests in three senior housing joint ventures for $14 million and funded an aggregate of $86 million for construction, tenant and other capital improvement projects, primarily in its life science segment.

(4)   Dispositions of Real Estate and Discontinued Operations

Dispositions of Real Estate

During the three months ended September 30, 2010 and 2009, the Company sold three skilled nursing facilities for $10 million and two medical office buildings (“MOBs”) for $6 million, respectively.

During the nine months ended September 30, 2010, the Company sold four properties for $25.5 million, which were from the following segments: (i) $15 million hospital; (ii) $10 million skilled nursing; and (iii) $0.5 million medical office. During the nine months ended September 30, 2009, the Company sold 11 properties for $58 million, which were from the following segments: (i) $47.2 million hospital; (ii) $10.3 million medical office; and (iii) $0.6 million senior housing.

Results from Discontinued Operations

The following table summarizes operating income from discontinued operations and gain on sales of real estate included in discontinued operations (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Rental and related revenues	$870	$2,347	$3,776	$9,496
Depreciation and amortization expenses	173	1,180	1,382	2,276
Operating expenses	20	239	25	662
Other income, net	(39)	(15)	(138)	(62)
Income before impairments and gain on sales of real estate, net of income taxes	$716	$943	$2,507	$6,620

Impairments	$—	$—	$—	$125

Gain on sales of real estate, net of income taxes	$3,987	$2,460	$4,052	$34,357

Number of properties held for sale	9	16	9	16
Number of properties sold	3	2	4	11
Number of properties included in discontinued operations	12	18	13	27

(5)         Net Investment in Direct Financing Leases

The components of net investment in direct financing leases (“DFLs”) consist of the following (dollars in thousands):

	September 30,	December 31,
	2010	2009
Minimum lease payments receivable	$1,258,119	$1,338,634
Estimated residual values	409,270	467,248
Allowance for DFL losses	—	(54,957)
Less unearned income	(1,059,997)	(1,150,848)
Net investment in direct financing leases	$607,392	$600,077
Properties subject to direct financing leases	27	30

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

In February 2010, the Company entered into a settlement agreement with Erickson which was subsequently approved by the bankruptcy court. In April 2010, the reorganization was completed, which resulted in the Company (i) retaining deposits held by the Company with balances of $5 million and (ii) receiving an additional $9.6 million. As a result, during the three months ended March 31, 2010, the Company recognized aggregate income of $11.9 million in impairment recoveries, which represented the reversal of a portion of the allowances established pursuant to the previous impairment charges related to its investments in the three DFLs and participation interest in the senior construction loan. This amount is shown as impairments (recoveries) in the condensed consolidated statement of income.

(6)   Loans Receivable

The following table summarizes the Company’s loans receivable (in thousands):

	September 30, 2010			December 31, 2009
	Real Estate Secured	Other Secured	Total	Real Estate Secured	Other Secured	Total
Mezzanine	$—	$1,143,330	$1,143,330	$—	$1,083,197	$1,083,197
Other	880,834	—	880,834	783,798	—	783,798
Unamortized discounts, fees and costs	(100,528)	(67,460)	(167,988)	(115,422)	(66,196)	(181,618)
Allowance for loan losses	—	(3,655)	(3,655)	(8,148)	(4,291)	(12,439)
	$780,306	$1,072,215	$1,852,521	$660,228	$1,012,710	$1,672,938

The Company holds an interest-only, senior secured term loan made to an affiliate of the Cirrus Group, LLC (“Cirrus”). The loan had a maturity date of December 31, 2008, with a one-year extension period at the option of the borrower, subject to certain terms and conditions, under which amounts were borrowed to finance the acquisition, development, syndication and operation of new and existing surgical partnerships. The loan is collateralized by all of the assets of the borrower (comprised primarily of interests in partnerships operating surgical facilities, some of which are on the premises of properties owned by the Company or HCP Ventures IV, LLC, an unconsolidated joint venture of the Company) and is supported in part by limited guarantees made by certain principals of Cirrus. Recourse under certain of these guarantees is limited to the guarantors’ respective interests in certain entities owning real estate that are pledged to secure such guarantees. At December 31, 2008, the borrower did not meet the conditions necessary to exercise its extension option and did not repay the loan upon maturity. On April 22, 2009, new terms for extending the maturity date of the loan were agreed to, including the payment of a $1.1 million extension fee, and the maturity date was extended to December 31, 2010. In July 2009, the Company issued a notice of default for the borrower’s failure to make interest payments. In December 2009, the Company determined that the loan was impaired and recognized a provision for loan loss of $4.3 million. This provision for loan loss resulted from discussions that began in December 2009 to restructure the loan. The proposed terms of the restructure (effective February 1, 2010) bifurcates the loan into two tranches and modifies the related terms as follows: (i) tranche A is $39 million and accrues interest at a rate of 14%, of which 9.5% is payable quarterly and 4.5% is deferred until maturity in January 2012; and (ii) tranche B is $52 million and accrues interest at a rate of 8.5% (previously 14%); Cirrus may defer its interest payments on this tranche to the maturity of the loan in July 2012 to the extent that it does not generate excess cash flows from the related operations. During the three months ended June 30, 2010, Cirrus informed the Company that it continues to market for sale certain assets included in its collateral pool; Cirrus expects the sales to be completed during the remaining period of 2010 or early 2011. Assuming that Cirrus is successful in selling these assets, the Company estimates a partial repayment of its loan to Cirrus of up to $80 million. At September 30, 2010 and December 31, 2009, the carrying value of this loan, including accrued interest of $7.0 million and $5.2 million, respectively, was $90.8 million and $83.5 million, respectively. During the three and nine months ended September 30, 2010, the Company recognized interest income from this loan of $2.9 million and $8.6 million, respectively, and received cash payments from the borrower of $0.2 million and $1.1 million, respectively.

On December 21, 2007, the Company made an investment in mezzanine loans having an aggregate par value of $1.0 billion at a discount of $100 million, which resulted in an acquisition cost of $900 million, as part of the financing for The Carlyle Group’s $6.3 billion purchase of Manor Care, Inc. These interest-only loans mature in January 2013 and bear interest on their par values at a floating rate of one-month London Interbank Offered Rate (“LIBOR”) plus 4.0%. These loans are mandatorily pre-payable in January 2012 unless the borrower satisfies certain performance conditions. Among other things, these performance conditions require the borrower to: (i) maintain an interest-rate cap agreement(s) with a strike price of 5.25% at an equivalent maturity to that of the underlying loans; and (ii) maintain a trailing-twelve-month Debt Service Coverage Ratio, as defined in the respective agreement, of no less than 1.45 times. At closing, the loans were secured by an indirect pledge of equity ownership in 339 HCR ManorCare facilities located in 30 states and were subordinate to other debt of approximately $3.6 billion. At September 30, 2010 and December 31, 2009, the carrying value of these loans was $948 million and $934 million, respectively.

On August 3, 2009, the Company purchased a $720 million participation in the first mortgage debt of HCR ManorCare at a discount of $130 million, which resulted in an acquisition cost of $590 million. The $720 million participation bears interest at LIBOR plus 1.25% and represents 45% of the $1.6 billion most senior tranche of HCR ManorCare’s mortgage debt incurred as part of the above mentioned financing for The Carlyle Group’s acquisition of Manor Care, Inc. in December 2007. The mortgage debt matures in January 2013, if the borrower exercises a one-year extension option and meets certain performance conditions, which are similar to those described above. The mortgage debt was secured by a first lien on 331 facilities located in 30 states at closing. At September 30, 2010 and December 31, 2009, the carrying value of the participation in this loan was $630 million and $604 million, respectively.

In September 2010 the Company purchased participations in a senior loan and mezzanine note of Genesis Healthcare (“Genesis”) with face amounts of $92.5 million and $50.0 million, respectively, each at a discount for $83.3 million and $40.0 million, respectively. On October 8, 2010, the Company purchased an additional participation in Genesis’ senior loan with a face amount of $185 million, at a discount for $167 million. These investments represent a portion of the $1.67 billion of debt incurred in connection with the $2.0 billion acquisition of Genesis in July 2007.

The Genesis senior loan bears interest on the face amount at LIBOR (subject to a current floor of 1.5% increasing to 2.5% by maturity) plus a spread of 4.75% increasing to 5.75% by maturity. The senior loan is prepayable anytime without penalty, matures in September 2014 and is secured by all of Genesis’ assets. The mezzanine note bears interest on the face amount at LIBOR plus a spread of 7.50% and matures in September 2014. In addition to the coupon interest payments, the mezzanine note requires payment of a termination fee, of which the Company’s share is currently $2 million, increasing to a maximum of $5 million if the debt is repaid in full at maturity.  The mezzanine note is subordinate to the senior loan and secured by the indirect pledge of equity ownership in Genesis’ assets. At September 30, 2010, the coupon rates on the senior loan and mezzanine note were 6.25% and 7.76%, respectively.

(7)   Investments in and Advances to Unconsolidated Joint Ventures

The Company owns interests in the following entities which are accounted for under the equity method at September 30, 2010 (dollars in thousands):

Entity(1)	Properties	Investment(2)	Ownership%
HCP Ventures II (see Note 14)	25 senior housing	$65,108	35
HCP Ventures III, LLC	13 medical office	10,274	30
HCP Ventures IV, LLC	54 medical office and 4 hospital	38,423	20
HCP Life Science(3)	4 life science	65,162	50-63
Horizon Bay Hyde Park, LLC	1 senior housing development	8,268	75
Suburban Properties, LLC	1 medical office	8,984	67
Advances to unconsolidated joint ventures, net		1,478
		$197,697
Edgewood Assisted Living Center, LLC(4)	1 senior housing	$(331)	45
Seminole Shores Living Center, LLC(4)	1 senior housing	(922)	50
		$196,444

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

(4)         As of September 30, 2010, the Company has guaranteed in the aggregate $4 million of a total of $8 million of mortgage debt for these joint ventures. No amounts have been recorded related to these guarantees at September 30, 2010. Negative investment amounts are included in accounts payable and accrued liabilities in the Company’s condensed consolidated financial statements.

Summarized combined financial information for the Company’s unconsolidated joint ventures follows (in thousands):

	September 30,	December 31,
	2010	2009
Real estate, net	$1,637,197	$1,655,754
Other assets, net	141,315	189,841
Total assets	$1,778,512	$1,845,595

Mortgage debt	$1,147,533	$1,159,589
Accounts payable	41,846	38,255
Other partners’ capital	419,296	462,243
HCP’s capital(1)	169,837	185,508
Total liabilities and partners’ capital	$1,778,512	$1,845,595

(1)          The combined basis difference of the Company’s investments in these joint ventures of $25 million, as of September 30, 2010, is primarily attributable to real estate and lease related net intangible assets.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Total revenues	$40,733	$46,366	$133,530	$138,833
Net income (loss)(1)	(56,387)	2	(51,992)	(1,093)
HCP’s share in earnings(1)	209	1,328	4,078	1,993
HCP’s impairment of its investment in HCP Ventures II(1)	(71,693)	—	(71,693)	—
Fees earned by HCP	1,157	1,326	3,755	4,133
Distributions received by HCP	2,539	4,202	7,910	11,219

(1)          Net income (loss) for the periods ended September 30, 2010, includes an impairment of $54.5 million related to straight-line rent assets of HCP Ventures II (the “Ventures”).  Concurrently, during the quarter ended September 30, 2010 HCP recognized a $71.7 million impairment of its investment in the Ventures that was primarily attributable to a reduction in the estimated fair value of the Ventures’ real estate assets and includes the Company’s share of the impact of the Ventures’ impairment of its straight-line rent assets. Therefore, HCP’s share in earnings for the periods ended September 30, 2010 do not include the impact of the Ventures’ impairment of its straight-line rent assets.

(8)         Intangibles

At September 30, 2010 and December 31, 2009, intangible lease assets, comprised of lease-up intangibles, above market tenant lease intangibles, below market ground lease intangibles and intangible assets related to non-compete agreements, were $532.5 million and $592.1 million, respectively. At September 30, 2010 and December 31, 2009, the accumulated amortization of intangible assets was $206.6 million and $202.4 million, respectively.

At September 30, 2010 and December 31, 2009, below market lease and above market ground lease intangible liabilities were $233.1 million and $284.2 million, respectively. At September 30, 2010 and December 31, 2009, the accumulated amortization of intangible liabilities was $79.6 million and $83.9 million, respectively.

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

(9)         Other Assets

The Company’s other assets consist of the following (in thousands):

	September 30,	December 31,
	2010	2009
Marketable debt securities	$101,390	$172,799
Marketable equity securities	4,231	3,521
Straight-line rent assets, net of allowance of $34,159 and $48,681, respectively	192,245	158,674
Leasing costs, net	82,240	41,933
Deferred debt issuance costs, net	13,595	18,607
Goodwill	50,346	50,346
Other	50,788	58,834
Total other assets	$494,835	$504,714

The cost or amortized cost, estimated fair value and gross unrealized gains and losses on marketable securities follows (in thousands):

			Gross Unrealized
	Cost Basis(1)	Fair Value	Gains	Losses
September 30, 2010:
Debt securities	$93,930	$101,390	$7,460	$—
Equity securities	3,630	4,231	645	(44)
Total investments	$97,560	$105,621	$8,105	$(44)

December 31, 2009:
Debt securities	$160,830	$172,799	$11,969	$—
Equity securities	3,685	3,521	236	(400)
Total investments	$164,515	$176,320	$12,205	$(400)

(1)          Represents the original cost basis of the marketable securities adjusted for discount accretion and other-than-temporary impairments recorded through earnings, if any.

At September 30, 2010, $81 million (par value) of the Company’s marketable debt securities accrue interest at 9.625% and mature in November 2016 and $13 million (par value) accrue interest at 9.25% and mature in May 2017.

During the three months ended September 30, 2010 and 2009, the Company sold marketable debt securities for $73 million and $115 million, respectively, resulting in gains of approximately $6 million in each period. During the nine months ended September 30, 2010 and 2009, the Company sold marketable debt securities for $73 million and $120 million, respectively, resulting in gains of approximately $6 million and $7 million, respectively.  Realized gains on marketable debt securities are included in other income, net in the condensed consolidated statements of income.

In October 2010, the Company sold its remaining marketable debt securities for $102 million and recognized gains of $8 million.

(10) Debt

Bank Line of Credit and Term Loan

The Company’s revolving line of credit facility with a syndicate of banks provides for an aggregate borrowing capacity of $1.5 billion and matures on August 1, 2011. This revolving line of credit facility accrues interest at a rate per annum equal to LIBOR plus a margin that depends upon the Company’s debt ratings. The Company pays a facility fee on the entire revolving commitment that depends upon its debt ratings. Based on the Company’s debt ratings at September 30, 2010, the margin on the revolving line of credit facility was 0.55% and the facility fee was 0.15%. At September 30, 2010, the Company had $318 million outstanding under this revolving line of credit facility with a weighted-average effective interest rate of 1.29%. At September 30, 2010, $117 million of aggregate letters of credit were also outstanding against the revolving line of credit facility, including a $103 million letter of credit as a result of the Ventas, Inc. (“Ventas”) litigation. For further information regarding the Ventas litigation, see Note 11.

The Company’s revolving line of credit facility contains certain financial restrictions and other customary requirements, including cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the agreement (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 65%, (iii) require a Fixed Charge Coverage ratio of 1.75 times, and (iv) require a formula-determined Minimum Consolidated Tangible Net Worth of $5.3 billion at September 30, 2010. At September 30, 2010, the Company was in compliance with each of these restrictions and requirements of the revolving line of credit facility.

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

Senior Unsecured Notes

At September 30, 2010, the Company had senior unsecured notes outstanding with an aggregate principal balance of $3.3 billion. Interest rates on the notes ranged from 1.19% to 7.07%. The weighted-average effective interest rate on the senior unsecured notes at September 30, 2010 was 6.13%. Discounts and premiums are amortized to interest expense over the term of the related notes. The senior unsecured notes contain certain covenants including limitations on debt, cross-acceleration provisions and other customary terms. At September 30, 2010, the Company believes it was in compliance with these covenants.

In September 2010, the Company repaid $200 million of maturing senior unsecured notes which accrued interest at a weighted-average interest rate of 4.88%.

Mortgage and Other Secured Debt

At September 30, 2010, the Company had $1.7 billion in aggregate principal amount of mortgage and other secured debt outstanding that is secured by 141 healthcare facilities, which had a carrying value of $2.0 billion, as well as a participation in a first mortgage loan with a carrying value of $630 million. Interest rates on the mortgage and other secured debt ranged from 1.27% to 8.30% with a weighted-average effective rate of 4.79% at September 30, 2010.

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

Other Debt

At September 30, 2010, the Company had $94 million of non-interest bearing life care bonds at two of its continuing care retirement communities and non-interest bearing occupancy fee deposits at another of its senior housing facilities, all of which were payable to certain residents of the facilities (collectively, “Life Care Bonds”). At September 30, 2010, $38.3 million of the Life Care Bonds were refundable to the residents upon the resident moving out or to their estate upon death, and $55.7 million of the Life Care Bonds were refundable after the unit is successfully remarketed to a new resident.

Debt Maturities

The following table summarizes the Company’s stated debt maturities and scheduled principal repayments at September 30, 2010 (in thousands):

Year	Bank Line of Credit	Senior Unsecured Notes	Mortgage and Other Secured Debt	Total(1)
2010 (Three months)	$—	$6,421	$13,713	$20,134
2011	318,000	292,265	79,614	689,879
2012	—	250,000	63,860	313,860
2013	—	550,000	675,194	1,225,194
2014	—	87,000	177,530	264,530
Thereafter	—	2,150,000	670,652	2,820,652
	318,000	3,335,686	1,680,563	5,334,249
(Discounts) and premiums, net	—	(10,711)	2,177	(8,534)
	$318,000	$3,324,975	$1,682,740	$5,325,715

(1)              Excludes $94 million of other debt that represents non-interest bearing life care bonds and occupancy fee deposits at three of the Company’s senior housing facilities, which have no scheduled maturities.

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

On June 29, 2009, several of the Company’s subsidiaries, together with three of its tenants, filed complaints in the Delaware Court of Chancery against Sunrise Senior Living, Inc. and three of its subsidiaries (“Sunrise”). A complaint was also filed on behalf of several others of the Company’s subsidiaries and one tenant on July 24, 2009 in the United States District Court for the Eastern District of Virginia.

On August 31, 2010, the Company entered into agreements with Sunrise that allowed the Company to terminate management contracts on 27 of the 75 senior housing communities owned by the Company and managed by Sunrise. In exchange, the Company agreed to pay Sunrise $50 million, $40 million of which was paid immediately with the remaining balance to be paid at the time the 27 communities were successfully transitioned to new operators. As part of this arrangement, the Company and Sunrise agreed to dismiss all litigation proceedings between them. Additionally, Sunrise agreed to limit certain fees and charges associated with the remaining in-place management contracts. On October 18, 2010, Emeritus Corporation entered into agreements with the Company to lease the 27 properties under two 15-year triple-net master leases that each includes two ten-year extension options. On November 1, 2010, the lease term commenced, operations were transitioned to Emeritus Corporation, and the Company paid to Sunrise the remaining $10 million payment.

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

At September 30, 2010 and December 31, 2009, the Company had investments in mezzanine and secured loans to HCR ManorCare with an aggregate par value of $1.72 billion at each period end and carrying values of $1.58 billion and $1.54 billion, respectively. At September 30, 2010 and December 31, 2009, the carrying value of these investments represented approximately 81% and 85%, respectively, of the Company’s skilled nursing segment assets and 13% and 13%, respectively, of its total assets. For the three months ended September 30, 2010 and 2009, the Company recognized $28.6 million and $19.6 million, respectively, in interest income from these investments, which represented approximately 75% and 59% respectively, of the Company’s skilled nursing segment revenues and 9% and 7% respectively, of its total revenues. For the nine months ended September 30, 2010 and 2009, the Company recognized $83.8 million and $50.1 million, respectively, in interest income from these investments, which represented approximately 75% and 60% respectively, of the Company’s skilled nursing segment revenues and 9% and 6% respectively, of its total revenues.

At September 30, 2010, Sunrise operated 75 of the Company’s senior housing facilities. Sunrise is a publicly traded company and is subject to the informational filing requirements of the Securities Exchange Act of 1934, as amended, and is required to file periodic reports on Form 10-K and Form 10-Q with the SEC. Among other things, Sunrise has disclosed that as of June 30, 2010, it has no borrowing availability under its bank credit facility, has significant scheduled debt maturities in 2010 and significant long-term debt that is in default. At September 30, 2010 and December 31, 2009, the aggregate carrying value of the Company’s gross assets leased to Sunrise represented approximately 41% and 40%, respectively, of the Company’s senior housing segment assets and 14% and 14%, respectively, of its total assets. For the three months ended September 30, 2010 and 2009, the Company recognized $43 million and $30 million, respectively, in revenues from facilities operated by Sunrise, which represented approximately 42% and 36% respectively, of the Company’s senior housing segment revenues and 14% and 10% respectively, of its total revenues. For the nine months ended September 30, 2010 and 2009, the Company recognized $103.5 million and $98.5 million, respectively, in revenues from facilities operated by Sunrise, which represented approximately 38% in each period of the Company’s senior housing segment revenues and 11% in each period of its total revenues. The three and nine months ended September 30, 2010 include increases of $13.7 million and $12.7 million in revenues and operating expenses, respectively, as a result of reflecting the facility-level results from 27 facilities leased to four VIE tenants operated by Sunrise that were consolidated as a result of the rights the Company acquired from the settlement agreement mentioned above. See Note 17 for additional information regarding VIEs.

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

Credit Enhancement Guarantee

Certain of the Company’s senior housing facilities serve as collateral for $129 million of debt (maturing May 1, 2025) that is owed by a previous owner of the facilities. This indebtedness is guaranteed by the previous owner who has an investment grade credit rating. These senior housing facilities, which are classified as DFLs, had a carrying value of $363 million as of September 30, 2010.

(12) Equity

Preferred Stock

At September 30, 2010, the Company had two series of preferred stock outstanding, “Series E” and “Series F” preferred stock. The Series E and Series F preferred stock have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities of the Company. Holders of each series of preferred stock generally have no voting rights, except under limited conditions, and all holders are entitled to receive cumulative preferential dividends based upon each series’ respective liquidation preference. To preserve the Company’s status as a REIT, each series of preferred stock is subject to certain restrictions on ownership and transfer. Dividends are payable quarterly in arrears on the last day of March, June, September and December. The Series E and Series F preferred stock are currently redeemable at the Company’s option.

The following table lists the Series E and Series F cumulative redeemable preferred stock cash dividends paid and declared by the Company during the nine months ended September 30, 2010:

Declaration Date	Record Date	Dividend Payable Date	Series E Amount Per Share	Series F Amount Per Share
February 1	March 15	March 31	$0.45313	$0.44375
April 22	June 15	June 30	$0.45313	$0.44375
July 29	September 15	September 30	$0.45313	$0.44375

On October 28, 2010, the Company announced that its Board declared a quarterly cash dividend of $0.45313 per share on its Series E cumulative redeemable preferred stock and $0.44375 per share on its Series F cumulative redeemable preferred stock. These dividends will be paid on December 31, 2010 to stockholders of record as of the close of business on December 15, 2010.

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

The following is a summary of the Company’s other common stock issuances:

	Nine Months Ended September 30,
	2010	2009
	(shares in thousands)
Dividend Reinvestment and Stock Purchase Plan (“DRIP”)	869	106
Conversion of DownREIT units	130	525
Exercise of stock options	150	26
Restricted stock awards(1)	221	305
Vesting of restricted stock units(1)	265	182

(1)          Issued under the Company’s 2006 Performance Incentive Plan.

The following table lists the common stock cash dividends paid and declared by the Company during the nine months ended September 30, 2010:

Declaration Date	Record Date	Dividend Payable Date	Amount Per Share
February 1	February 11	February 23	$0.465
April 22	May 3	May 18	$0.465
July 29	August 9	August 24	$0.465

On October 28, 2010, the Company announced that its Board declared a quarterly cash dividend of $0.465 per share. The common stock cash dividend will be paid on November 23, 2010 to stockholders of record as of the close of business on November 8, 2010.

Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The following is a summary of the Company’s accumulated other comprehensive income (loss):

	September 30,	December 31,
	2010	2009
	(in thousands)
AOCI—unrealized gains on available-for-sale securities, net	$8,061	$11,805
AOCI—unrealized losses on cash flow hedges, net	(12,507)	(10,769)
Supplemental Executive Retirement Plan minimum liability	(2,245)	(2,342)
Cumulative foreign currency translation adjustment	(735)	(828)
Total accumulated other comprehensive loss	$(7,426)	$(2,134)

Noncontrolling Interests

At September 30, 2010, there were 4.3 million non-managing member units outstanding in five DownREIT LLCs, all of which the Company is the managing member. At September 30, 2010, the carrying and fair values of these DownREIT units were $175 million and $216 million, respectively.

Total Comprehensive Income (Loss)

The following table provides a reconciliation of comprehensive income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss)	$26,173	$(43,220)	$198,869	$110,667
Other comprehensive income (loss)	(2,874)	8,981	(5,292)	71,324
Total comprehensive income (loss)	$23,299	$(34,239)	$193,577	$181,991

Substantially all of other comprehensive income for the three and nine months ended September 30, 2009 related to the change in the estimated fair value of the Company’s available-for-sale marketable debt securities. See additional information regarding available-for-sale marketable debt securities in Note 9.

(13) Segment Disclosures

The Company evaluates its business and makes resource allocations based on five business segments: (i) senior housing, (ii) life science, (iii) medical office, (iv) skilled nursing and (v) hospital. Under the senior housing, life science, skilled nursing and hospital segments, the Company invests primarily in single operator or tenant properties, through the acquisition and development of real estate or through investments in debt issued by operators in these sectors. Under the medical office segment, the Company invests through the acquisition of MOBs that are primarily leased under gross or modified gross leases, which are generally to multiple tenants and require a greater level of property management. The accounting policies of the segments are the same as those described in Note 2 to the Consolidated Financial Statements for the year ended December 31, 2009 in the Company’s Annual Report on Form 10-K filed with the SEC. There were no intersegment sales or transfers during the nine months ended September 30, 2010 and 2009. The Company evaluates performance based upon property net operating income from continuing operations (“NOI”) and interest income of the combined investments in each segment.

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

Summary information for the reportable segments follows (in thousands):

For the three months ended September 30, 2010:

Segments	Rental and Related Revenues	Tenant Recoveries	Income From DFLs	Interest Income	Investment Management Fee Income	Total Revenues	NOI(1)
Senior housing	$88,151	$—	$13,028	$67	$577	$101,823	$87,857
Life science	59,201	10,459	—	—	1	69,661	56,953
Medical office	66,022	12,151	—	—	579	78,752	44,837
Skilled nursing	9,274	—	—	28,750	—	38,024	9,198
Hospital	20,378	746	—	7,765	—	28,889	20,104
Total	$243,026	$23,356	$13,028	$36,582	$1,157	$317,149	$218,949

For the three months ended September 30, 2009:

Segments	Rental and Related Revenues	Tenant Recoveries	Income From DFLs	Interest Income	Investment Management Fee Income	Total Revenues	NOI(1)
Senior housing	$67,709	$—	$13,173	$304	$703	$81,889	$81,134
Life science	53,536	9,696	—	—	—	63,232	51,302
Medical office	65,419	12,271	—	—	623	78,313	44,117
Skilled nursing	9,494	—	—	23,416	—	32,910	9,469
Hospital	20,011	497	—	10,216	—	30,724	19,625
Total	$216,169	$22,464	$13,173	$33,936	$1,326	$287,068	$205,647

For the nine months ended September 30, 2010:

Segments	Rental and Related Revenues	Tenant Recoveries	Income From DFLs	Interest Income	Investment Management Fee Income	Total Revenues	NOI(1)
Senior housing	$235,566	$—	$37,238	$352	$1,965	$275,121	$257,794
Life science	176,935	29,706	—	—	3	206,644	170,596
Medical office	196,572	35,709	—	—	1,787	234,068	135,288
Skilled nursing	27,843	—	—	84,636	—	112,479	27,668
Hospital	60,886	1,847	—	23,016	—	85,749	58,928
Total	$697,802	$67,262	$37,238	$108,004	$3,755	$914,061	$650,274

For the nine months ended September 30, 2009:

Segments	Rental and Related Revenues	Tenant Recoveries	Income From DFLs	Interest Income	Investment Management Fee Income	Total Revenues	NOI(1)
Senior housing	$214,595	$—	$39,302	$880	$2,224	$257,001	$249,960
Life science	159,072	30,311	—	—	2	189,385	154,744
Medical office	196,266	35,319	—	—	1,907	233,492	133,048
Skilled nursing	27,366	—	—	54,751	—	82,117	27,254
Hospital	59,085	1,494	—	32,160	—	92,739	58,037
Total	$656,384	$67,124	$39,302	$87,791	$4,133	$854,734	$623,043

(1)          NOI is a non-GAAP supplemental financial measure used to evaluate the operating performance of real estate. The Company defines NOI as rental revenues, including tenant recoveries and income from direct financing leases, less property level operating expenses. NOI excludes interest income, investment management fee income, depreciation and amortization, interest expense, general and administrative expenses, litigation provision, impairments, impairment recoveries, other income, net, income taxes, equity income from unconsolidated joint ventures and discontinued operations. The Company believes NOI provides investors relevant and useful information because it measures the operating performance of the Company’s real estate at the property level on an unleveraged basis. The Company uses NOI to make decisions about resource allocations and assess property level performance. The Company believes that net income is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income as defined by GAAP because it does not reflect the aforementioned excluded items. Further, the Company’s definition of NOI may not be comparable to the definition used by other REITs, as those companies may use different methodologies for calculating NOI.

The following is a reconciliation from NOI to reported net income, the most direct comparable financial measure calculated and presented in accordance with GAAP (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net operating income from continuing operations	$218,949	$205,647	$650,274	$623,043
Interest income	36,582	33,936	108,004	87,791
Investment management fee income	1,157	1,326	3,755	4,133
Depreciation and amortization	(78,334)	(81,177)	(234,008)	(240,308)
Interest expense	(71,600)	(74,039)	(220,303)	(226,053)
General and administrative	(19,590)	(22,856)	(65,039)	(61,619)
Litigation provision	—	(101,973)	—	(101,973)
(Impairments) recoveries	—	(15,123)	11,900	(20,904)
Other income, net	6,657	5,983	7,151	5,107
Impairment of investment in unconsolidated joint venture	(71,693)	—	(71,693)	—
Income taxes	(867)	325	(1,809)	(1,395)
Equity income from unconsolidated joint ventures	209	1,328	4,078	1,993
Total discontinued operations	4,703	3,403	6,559	40,852
Net income (loss)	$26,173	$(43,220)	$198,869	$110,667

The Company’s total assets by segment were:

	September 30,	December 31,
Segments	2010	2009
Senior housing	$4,344,027	$4,322,298
Life science	3,674,934	3,593,550
Medical office	2,248,713	2,249,721
Skilled nursing	1,950,226	1,791,294
Hospital	903,291	947,119
Gross segment assets	13,121,191	12,903,982
Accumulated depreciation and amortization	(1,361,317)	(1,209,253)
Net segment assets	11,759,874	11,694,729
Real estate held for sale, net	12,554	32,653
Other non-segment assets	472,871	482,353
Total assets	$12,245,299	$12,209,735

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

At September 30, 2010, goodwill was allocated to segment assets as follows: (i) senior housing—$30.5 million, (ii) medical office—$11.4 million, (iii) skilled nursing—$3.3 million, and (iv) hospital—$5.1 million. Due to a decrease in the Company’s market capitalization during the first quarter of 2009, it performed an interim goodwill impairment assessment. In connection with this review, the Company recognized an impairment charge of $1.4 million, included in other income, net, for the goodwill allocated to its life science segment.

(14) Impairments

During the three months ended September 30, 2009, the Company recognized impairments of $15.1 million related to two of its DFLs (see Note 5). During the nine months ended September 30, 2009, the Company recognized impairments of $21.0 million as a result of (i) the above $15.1 million related to two of its DFLs and (ii) $5.9 million related to intangible assets on 12 of 15 senior housing communities which were determined to be impaired due to the termination of the Sunrise management agreements effective October 1, 2009.

On October 12, 2010, the Company concluded that its 35% interest in HCP Ventures II, which owns 25 senior housing properties leased by Horizon Bay Communities or certain of its affiliates (collectively “Horizon Bay”), was impaired. The impairment resulted from the recent and projected deterioration of the operating performance of the properties leased by Horizon Bay from HCP Ventures II. During the three months ended September 30, 2010 the Company recognized an impairment of $71.7 million related to its investment in HCP Ventures II, which reduced the carrying value of its investment from $136.8 million to $65.1 million. The impairment was based on a discounted cash flow valuation model that is considered to be a Level III measurement within the fair value hierarchy. Inputs to the valuation model include real estate capitalization rates, discount rates, industry growth rates and operating margins, all of which influence the Company’s expectation of future cash flows from HCP Ventures II and, accordingly, the estimated fair value of its investment.

(15) Earnings Per Common Share

The following table illustrates the computation of basic and diluted earnings per share (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator
Income (loss) from continuing operations	$21,470	$(46,623)	$192,310	$69,815
Noncontrolling interests’ share in continuing operations	(3,518)	(3,466)	(10,077)	(11,011)
Income (loss) from continuing operations applicable to HCP, Inc.	17,952	(50,089)	182,233	58,804
Preferred stock dividends	(5,282)	(5,282)	(15,848)	(15,848)
Participating securities’ share in continuing operations	(378)	(429)	(1,648)	(1,136)
Income (loss) from continuing operations applicable to common shares	12,292	(55,800)	164,737	41,820
Discontinued operations	4,703	3,403	6,559	40,852
Net income (loss) applicable to common shares	$16,995	$(52,397)	$171,296	$82,672
Denominator
Basic weighted-average common shares	309,448	284,812	299,243	267,971
Dilutive stock options and restricted stock	1,644	—	1,225	70
Diluted weighted-average common shares	311,092	284,812	300,468	268,041
Basic earnings (loss) per common share
Income (loss) from continuing operations	$0.04	$(0.20)	$0.55	$0.16
Discontinued operations	0.01	0.02	0.02	0.15
Net income (loss) applicable to common stockholders	$0.05	$(0.18)	$0.57	$0.31
Diluted earnings (loss) per common share
Income (loss) from continuing operations	$0.04	$(0.20)	$0.55	$0.16
Discontinued operations	0.01	0.02	0.02	0.15
Net income (loss) applicable to common shares	$0.05	$(0.18)	$0.57	$0.31

Restricted stock and certain of the Company’s performance restricted stock units are considered participating securities which require the use of the two-class method when computing basic and diluted earnings per share. For both the three months ended September 30, 2010 and 2009, earnings representing nonforfeitable dividends of $0.4 million each period were allocated to the participating securities. For the nine months ended September 30, 2010 and 2009, earnings representing nonforfeitable dividends of $1.6 million and $1.1 million, respectively, were allocated to the participating securities.

Options to purchase approximately 0.4 million and 7.1 million shares of common stock that had an exercise price in excess of the average market price of the common stock during the three months ended September 30, 2010 and 2009, respectively, were not included in the Company’s earnings per share calculations because they are anti-dilutive. Restricted stock and performance restricted stock units representing 30,000 and 1.5 million shares of common stock during the three months ended September 30, 2010 and 2009, respectively, were not included because they are anti-dilutive. Additionally, 6.0 million shares issuable upon conversion of 4.3 million DownREIT units during the three months ended September 30, 2010 were not included since they are anti-dilutive. During the three months ended September 30, 2009, 5.9 million shares issuable upon conversion of 4.3 million DownREIT units were not included since they were anti-dilutive.

(16) Supplemental Cash Flow Information

	Nine Months ended September 30,
	2010	2009
	(in thousands)
Supplemental cash flow information:
Interest paid, net of capitalized interest	$232,504	$236,905
Taxes paid	1,717	2,101
Supplemental schedule of non-cash investing activities:
Capitalized interest	15,514	18,994
Increase (decrease) in accrued leasing and construction costs	11,779	(3,359)
Loans received upon real estate disposition	21,519	251

	Nine Months ended September 30,
	2010	2009
	(in thousands)
Supplemental schedule of non-cash financing activities:
Secured debt obtained in purchase of participation in secured loan receivable	—	425,042
Restricted stock issued	221	305
Vesting of restricted stock units	265	182
Cancellation of restricted stock	(52)	(34)
Conversion of non-managing member units into common stock	5,072	21,873
Non-managing member units issued in connection with acquisitions	9,267	—
Mortgages assumed with acquisitions	5,352	—
Unrealized gains (losses) on available-for-sale securities and derivatives designated as cash flow hedges, net	(1,432)	73,436

See discussions of the HCR ManorCare transaction in Note 6.

(17) Variable Interest Entities

At September 30, 2010, the Company leased 75 properties to a total of 11 tenants (“VIE tenants”) and had a loan to a borrower where each tenant and borrower has been identified as a VIE. In addition, the Company has additional investments in mezzanine loans consisting of an investment in December 2007 of approximately $900 million and an investment in September 2010 of $40 million where each mezzanine borrower has been identified as a VIE.

Consolidated Variable Interest Entities

At September 30, 2010, the Company had leasing relationships with a total of four VIE tenants, related to 27 properties, in which the VIEs’ operations were consolidated based on the Company’s ability to control the activities that most significantly impact the VIEs’ economic performance. During the time that these properties are in transition to new operators, the Company will consolidate these four VIEs as a result of the rights it acquired through its August 2010 settlement agreement with Sunrise (see Note 11). Prior to August 2010, these four VIEs were not consolidated because the Company did not have the ability to control their activities (i.e., recurring operating activities) that most significantly impact their economic performance. The Company did not realize a gain or loss upon the initial consolidation of these four VIEs.

The assets and liabilities of these four VIEs substantially consist of cash and cash equivalents, accounts receivables, and accounts payable and accrued liabilities generated from their operating activities. The assets generated by the operating activities of these four VIEs may only be used to settle the VIEs’ contractual obligations, which include lease obligations to the Company. The Company is not entitled to these assets, does not guarantee these liabilities (or contractual obligations) and is not liable to the general creditors of these four VIEs.

Unconsolidated Variable Interest Entities

At September 30, 2010, the Company leased 48 properties to a total of seven VIE tenants and had additional investments in loans to borrowers where each tenant and borrower were identified as a VIE. The Company has determined that it is not the primary beneficiary of these VIEs. The carrying value and classification of the related assets, liabilities and maximum exposure to loss as a result of the Company’s involvement with these VIEs are presented below at September 30, 2010 (in thousands):

VIE Type	Maximum Loss Exposure(1)	Asset/Liability Type	Carrying Amount
VIE tenants—operating leases	$395,569	Lease intangibles, net and straight-line rent receivables	$14,371
VIE tenants—DFLs	1,189,437	Net investment in DFLs	581,372
Loans—senior secured	83,822	Loans receivable, net	83,822
Loans—mezzanine	988,394	Loans receivable, net	988,394

(1)         The Company’s maximum loss exposure related to the VIE tenants represents the future minimum lease payments over the remaining term of the respective leases, which may be mitigated by re-leasing the properties to new tenants. The Company’s maximum loss exposure related to loans to VIEs represents their current aggregate carrying value.

As of September 30, 2010 the Company has not provided, and is not required to provide, financial support through a liquidity arrangement or otherwise, to its consolidated or unconsolidated VIEs, including circumstances in which it could be exposed to further losses (e.g., cash short falls). See Notes 5, 6 and 11 for additional description of the nature, purpose and activities of the Company’s VIEs and interests therein.

(18) Fair Value Measurements

The following table illustrates the Company’s fair value measurements of its financial assets and liabilities measured at fair value in the Company’s condensed consolidated balance sheet. Recognized gains and losses are recorded in other income, net on the Company’s condensed consolidated statements of income. During the nine months ended September 30, 2010, there were no transfers of financial assets or liabilities between levels.

The following is a summary of fair value measurements of financial assets and liabilities at September 30, 2010 (in thousands):

Financial Instrument	Fair Value	Level 1	Level 2	Level 3
Marketable debt securities	$101,390	$87,701	$13,689	$—
Marketable equity securities	4,231	4,231	—	—
Interest-rate swap assets(1)	5,762	—	5,762	—
Interest-rate swap liabilities(1)	(7,066)	—	(7,066)	—
Warrants(1)	1,608	—	—	1,608
	$105,925	$91,932	$12,385	$1,608

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

	September 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Loans receivable, net	$1,852,521	$1,898,660	$1,672,938	$1,728,599
Marketable debt securities	101,390	101,390	172,799	172,799
Marketable equity securities	4,231	4,231	3,521	3,521
Warrants	1,608	1,608	1,732	1,732
Bank line of credit	318,000	318,000	—	—
Term loan	—	—	200,000	200,000
Senior unsecured notes	3,324,975	3,592,355	3,521,325	3,548,926
Mortgage and other secured debt	1,682,740	1,688,636	1,834,935	1,789,992
Other debt	93,990	93,990	99,883	99,883
Interest-rate swap assets	5,762	5,762	3,523	3,523
Interest-rate swap liabilities	7,066	7,066	3,438	3,438

(20) Derivative Instruments

The following table summarizes the Company’s outstanding interest-rate swap contracts as of September 30, 2010 (dollars in thousands):

Date Entered	Maturity Date	Hedge Designation	Fixed Rate	Floating Rate Index	Notional Amount	Fair Value(1)
July 2005(2)	July 2020	Cash Flow	3.82%	BMA Swap Index	$45,600	$(6,382)
June 2009(3)	September 2011	Fair Value	5.95%	1 Month LIBOR+4.21%	250,000	3,210
July 2009(4)	July 2013	Cash Flow	6.13%	1 Month LIBOR+3.65%	14,300	(684)
August 2009(5)	February 2011	Cash Flow	0.87%	1 Month LIBOR	250,000	546
August 2009(5)	August 2011	Cash Flow	1.24%	1 Month LIBOR	250,000	2,006

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

Credit risk is the risk that one of the parties to a derivative contract fails to perform or meet their financial obligation. The Company does not obtain collateral associated with its derivative instruments, but monitors the credit standing of its counterparties on a regular basis. Should a counterparty fail to perform, the Company would incur a financial loss to the extent that the associated derivative contract was in an asset position. At September 30, 2010, the Company does not anticipate non-performance by the counterparties to its outstanding derivative contracts.

During October and November 2007, the Company entered into two forward-starting interest-rate swap contracts with an aggregate notional amount of $900 million and settled the contracts during the nine months ended September 30, 2008. The settlement value, less the ineffective portion of the hedging relationships, was recorded to accumulated other comprehensive income to be reclassified into interest expense over the forecasted term of the underlying unsecured fixed-rate debt. The interest-rate swap contracts were designated in qualifying, cash flow hedging relationships, to hedge the Company’s exposure to fluctuations in the benchmark interest rate component of interest payments on forecasted, unsecured, fixed-rate debt currently expected to be issued in 2011 and 2012. During 2010, the Company revised its estimated issuance date for the underlying unsecured, fixed-rate debt. As a result, the Company recognized a $1.0 million charge in other income, net, during the nine months ended September 30, 2010, related to the interest payments that are no longer probable of occurring.

At September 30, 2010, the Company expects that the hedged forecasted transactions, for each of the outstanding qualifying cash flow hedging relationships, remain probable of occurring and no additional gains or losses recorded to accumulated other comprehensive income (loss) are expected to be reclassified to earnings as a result.

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

		Effects of Change in Interest Rates
Date Entered	Maturity Date	+50 Basis Points	-50 Basis Points	+100 Basis Points	-100 Basis Points
July 2005	July 2020	$1,845	$(2,201)	$3,869	$(4,224)
June 2009	September 2011	(1,213)	1,213	(2,426)	2,426
July 2009	July 2013	192	(193)	385	(386)
August 2009	February 2011	(460)	456	(918)	914
August 2009	August 2011	(1,078)	1,092	(2,163)	2,177

(21) Subsequent Events

On November 1, 2010, the Company sold nine senior housing facilities for $27 million, recognizing gain on sales of real estate of approximately $15 million.  Additionally, on November 1, 2010, upon the early repayment of a mortgage loan receivable, the Company received $46 million in proceeds, recognizing additional interest income of $11 million for the prepayment premium included in the proceeds. This loan was secured by a hospital, had an original maturity of January 2016 and carried an interest rate of 8.5%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Language Regarding Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q that are not historical factual statements are “forward-looking statements.” We intend to have our forward-looking statements covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with those provisions. Forward-looking statements include, among other things, statements regarding our and our officers’ intent, belief or expectations as identified by the use of words such as “may,” “will,” “project,” “expect,” “believe,” “intend,” “anticipate,” “seek,” “forecast,” “plan,” “estimate,” “could,” “would,” “should” and other comparable and derivative terms or the negatives thereof. In addition, we, through our officers, from time to time, make forward-looking oral and written public statements concerning our expected future operations, strategies, securities offerings, growth and investment opportunities, dispositions, capital structure changes, budgets and other developments. Readers are cautioned that, while forward-looking statements reflect our good faith belief and reasonable assumptions based upon current information, we can give no assurance that our expectations or forecasts will be attained. Therefore, readers should be mindful that forward-looking statements are not guarantees of future performance and that they are subject to known and unknown risks and uncertainties that are difficult to predict. As more fully set forth under “Part I, Item 1A. Risk Factors” in our Annual report on Form 10-K for the fiscal year ended December 31, 2009, factors that may cause our actual results to differ materially from the expectations contained in the forward-looking statements include:

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

The information set forth in this Item 2 is intended to provide readers with an understanding of our financial condition, changes in financial condition and results of operations. We will discuss and provide our analysis in the following order:

•                  Executive Summary

•                  2010 Transaction Overview

•                  Dividends

•                  Critical Accounting Policies

•                  Results of Operations

•                  Liquidity and Capital Resources

•                  Non-GAAP Financial Measure — Funds from Operations

•                  Off-Balance Sheet Arrangements

•                  Contractual Obligations

•                  Inflation

•                  Recent Accounting Pronouncements

Executive Summary

We are a self-administered REIT that, together with our consolidated subsidiaries, invests primarily in real estate serving the healthcare industry in the United States (“U.S.”). We acquire, develop, lease, manage and dispose of healthcare real estate and provide financing to healthcare providers. At September 30, 2010, our portfolio of investments, including properties owned by our Investment Management Platform, consisted of interests in 670 facilities and $2.0 billion of mezzanine and other secured loan investments. Our Investment Management Platform represents the following joint ventures: (i) HCP Ventures II, (ii) HCP Ventures III, LLC, (iii) HCP Ventures IV, LLC and (iv) the HCP Life Science ventures.

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

2010 Transaction Overview

Completed Transition of 27 Sunrise-managed Communities

On August 31, 2010, we entered into agreements with Sunrise that allowed us to terminate management contracts on 27 of the 75 senior housing communities owned by us and managed by Sunrise. In exchange, we agreed to pay Sunrise $50 million, $40 million of which was paid immediately with the remaining balance to be paid at the time the 27 communities were successfully transitioned to new operators. As part of this arrangement, the Company and Sunrise agreed to dismiss all litigation proceedings between them. Additionally, Sunrise agreed to limit certain fees and charges associated with the remaining in-place management contracts. On October 18, 2010, Emeritus Corporation entered into agreements with us to lease the 27 properties under two 15-year triple-net master leases that each includes two ten-year extension options. On November 1, 2010, the lease term commenced, operations were transitioned to Emeritus Corporation, and we paid to Sunrise the remaining $10 million payment.

Investments

During the nine months ended September 30, 2010, we made investments of $413.2 million consisting of: (i) $173.4 million of real estate; (ii) $142.5 million of participations in Genesis HealthCare’s (“Genesis”) senior loan and mezzanine note purchased at a discount for $123.3 million; and (iii) $97.3 million of construction and other capital projects (primarily in our life science segment). Additional details regarding these investments are as follows:

•                  In September 2010 we purchased participations in a Genesis senior loan and mezzanine note with face amounts of $92.5 million and $50 million, respectively, each at a discount for $83.3 million and $40 million, respectively. Subsequently, on October 8, 2010, we purchased an additional participation in Genesis’ senior loan with a face amount of $185 million, at a discount for $167 million. These investments represent a portion of the $1.67 billion of debt incurred in connection with the $2.0 billion acquisition of Genesis in July 2007.

The senior loan bears interest on the face amount at LIBOR (subject to a current floor of 1.5% increasing to 2.5% by maturity) plus a spread of 4.75% increasing to 5.75% by maturity. The senior loan is prepayable anytime without penalty, matures in September 2014 and is secured by all of Genesis’ assets. The mezzanine note bears interest on the face amount at LIBOR plus a spread of 7.50% and matures in September 2014. In addition to the coupon interest payments, the mezzanine note requires payment of a termination fee, of which our share is currently $2 million, increasing to a maximum of $5 million if the debt is repaid in full at maturity.  The mezzanine note is subordinate to the senior loan and secured by the indirect pledge of equity ownership in Genesis’ assets. At September 30, 2010, the coupon rates on the senior loan and mezzanine note were 6.25% and 7.76%, respectively.

•                  On July 26, 2010, we acquired a life science facility and two medical office buildings for approximately $48 million, including DownREIT units valued at $9 million and assumed debt of $5 million. The life science facility represents 85,000 rentable square feet and is occupied by a single tenant under a 15-year triple-net lease. The medical office buildings aggregate 103,000 rentable square feet and were 95% occupied at closing.

•                  On June 1, 2010, we acquired four senior housing facilities for $102 million. These facilities are leased to Emeritus Corporation under a master lease agreement that has an initial term of 10 years and two 10-year renewal options.

During the nine months ended September 30, 2010, we sold investments of $98 million as follows: (i) $72.5 million of debt investments (including $65.4 million of HCA bonds) and recognized gains of $5.6 million; and (ii) three skilled nursing facilities and a hospital for $25.5 million and recognized gain on sales of real estate of $4 million. Subsequently, in October 2010, we sold our remaining bond investments from HCA and one other issuer for $102 million and recognized additional gains of $8 million.

During the nine months ended September 30, 2010, four life science facilities located in South San Francisco were placed in service representing 354,000 square feet.

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

Other events

On November 1, 2010, we received $46 million in proceeds, including an $11 million prepayment premium, upon the early repayment of a mortgage loan receivable that was secured by a hospital. This loan had an original maturity of January 2016 and carried an interest rate of 8.5%.

On October 12, 2010, we concluded that our 35% interest in HCP Ventures II, an unconsolidated joint venture that owns 25 senior housing properties leased by Horizon Bay Communities or certain of its affiliates (“Horizon Bay”), was impaired. During the quarter ended September 30, 2010, we recorded a non-cash impairment charge related to our investment in HCP Ventures II of $72 million.

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

Dividends

On October 28, 2010, we announced that our Board declared a quarterly common stock cash dividend of $0.465 per share. The common stock dividend will be paid on November 23, 2010 to stockholders of record as of the close of business on November 8, 2010.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires our management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our condensed consolidated financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2009 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no significant changes to such policies for the nine months ended September 30, 2010, except for our policy regarding principles of consolidation, which we have updated to address the new requirements of Accounting Standards Update No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“Update No. 2009-17”). The revised critical accounting policy is as follows:

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

Results of Operations

We evaluate our business and allocate resources among our five business segments: (i) senior housing, (ii) life science, (iii) medical office, (iv) skilled nursing, and (v) hospital. Under the senior housing, life science, skilled nursing and hospital segments, we invest primarily in single operator or tenant properties, through the acquisition and development of real estate, and debt issued by operators in these sectors. Under the medical office segment, we invest through the acquisition of MOBs that are leased under gross or modified gross leases, generally to multiple tenants, and which generally require a greater level of property management.

Our financial results for the three and nine months ended September 30, 2010 and 2009 are summarized as follows:

Comparison of the Three Months Ended September 30, 2010 to the Three Months Ended September 30, 2009

Rental and related revenues

	Three Months Ended September 30,		Change
Segments	2010	2009	$	%
	(dollars in thousands)
Senior housing	$88,151	$67,709	$20,442	30%
Life science	59,201	53,536	5,665	11
Medical office	66,022	65,419	603	1
Skilled nursing	9,274	9,494	(220)	(2)
Hospital	20,378	20,011	367	2
Total	$243,026	$216,169	$26,857	12%

•                  Senior housing.  The increase in senior housing rental and related revenues for the three months ended September 30, 2010 was primarily related to: (i) a $13.7 million increase as a result of including facility-level revenues for 27 properties due to the consolidation of four variable interest entities on August 31, 2010 (see Notes 11 and 17 to the Condensed Consolidated Financial Statements for additional information regarding these VIEs), (ii) a $4.2 million increased as a result of improvements related to the transition of management agreements on 15 communities previously operated by Sunrise on October 1, 2009, and (iii) a $2.6 million increase due to the additive effect of our acquisitions in 2010.

•                  Life science.  The increase in life science rental and related revenues was primarily the result of assets that were placed in service in 2010, which were previously under development.

Interest income

For the three months ended September 30, 2010, interest income increased $2.6 million to $36.6 million. This increase was primarily related to additional interest income of $5.1 million earned from the $720 million participation in the first mortgage debt of HCR ManorCare purchased in August 2009, which was partially offset by a $2.6 million decrease of interest earned from marketable debt securities that were sold in 2009 and 2010. For a more detailed description of our participation in the first mortgage debt of HCR ManorCare, see Note 6 to the Condensed Consolidated Financial Statements. Our exposure to income fluctuations related to our variable rate loans is partially mitigated by our variable rate indebtedness. For a more detailed discussion of our interest rate risk, see Quantitative and Qualitative Disclosures About Market Risk in Item 3.

Depreciation and amortization expense

Depreciation and amortization expense decreased $2.8 million to $78.3 million for the three months ended September 30, 2010. Depreciation and amortization expense for the three months ended September 30, 2009 included $4.7 million of accelerated amortization of intangible assets as a result of the modification of the lease term of a tenant in one of our life science facilities. No similar lease modifications were made during the three months ended September 30, 2010. The decrease in depreciation and amortization expense was partially offset by a $1.9 million increase as a result of life science assets that were placed in service during 2010, which were previously under development.

Interest expense

Interest expense decreased $2.4 million to $71.6 million for the three months ended September 30, 2010. The decrease was primarily due to: (i) a $2.1 million decrease from the net impact of the repayment of mortgage debt related to contractual maturities, offset in part by secured debt financing obtained in connection with our purchase of a $720 million participation in the first mortgage debt of HCR ManorCare and (ii) a $1.4 million decrease as a result of the early repayment of our term loan in March 2010. These decreases in interest expense were partially offset by a decrease of $1.3 million of capitalized interest related to assets under development in our life science segment that were placed in service during 2010.

The table below sets forth information with respect to our debt, excluding premiums and discounts (dollars in thousands):

	As of September 30,
	2010	2009
Balance:
Fixed rate	$4,338,501	$4,722,757
Variable rate	1,089,738	972,504
Total	$5,428,239	$5,695,261
Percent of total debt:
Fixed rate	80%	83%
Variable rate	20	17
Total	100%	100%
Weighted-average interest rate at end of period:
Fixed rate	6.26%	6.32%
Variable rate	2.07%	2.49%
Total weighted-average rate	5.42%	5.66%

Operating expenses

	Three Months Ended September 30,		Change
Segments	2010	2009	$	%
	(dollars in thousands)
Senior housing	$13,322	$(252)	$13,574	NM	%(1)
Life science	12,707	11,930	777	7
Medical office	33,336	33,573	(237)	(1)
Skilled nursing	76	25	51	NM	(1)
Hospital	1,020	883	137	16
Total	$60,461	$46,159	$14,302	31%

(1)    Percentage change not meaningful.

Operating expenses are generally related to MOB and life science properties where we incur the expenses and recover all or a portion of those expenses from the tenants. The presentation of expenses as operating or general and administrative is based on the underlying nature of the expense. Periodically, we review the classification of expenses between categories and make revisions based on changes in the underlying nature of the expenses. The increase in operating expenses during the three months ended September 30, 2010 was primarily the result of including facility-level operating expenses for 27 senior housing properties due to the consolidation of four VIEs on August 31, 2010 (see Notes 11 and 17 to the Condensed Consolidated Financial Statements for additional information regarding these VIEs).

General and administrative expenses

General and administrative expenses decreased $3.3 million to $19.6 million for the three months ended September 30, 2010. The decrease in general and administrative expenses was primarily due to a decrease in legal fees associated with litigation matters, partially offset by increased costs related to acquisitions pursued in 2010. See the information set forth under the heading “Legal Proceedings” of Note 11 to the Condensed Consolidated Financial Statements.

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

Impairments (recoveries)

During the three months ended September 30, 2009, we recognized impairments of $15.1 million related to two of our senior housing DFLs as a result of an anticipated restructure of the underlying leases (see Note 5 to the Condensed Consolidated Financial Statements). No DFLs were determined to be impaired during the three months ended September 30, 2010.

Other income, net

For the three months ended September 30, 2010, other income, net increased $0.7 million to $6.7 million. The increase was primarily due to changes in the fair value of certain derivative instruments (warrants).

Impairments of investments in unconsolidated joint ventures

During the three months ended September 30, 2010, we recognized impairments of $71.7 million related to our 35% interest in HCP Ventures II, an unconsolidated joint venture that owns 25 senior housing properties leased by Horizon Bay as a result of the recent and projected deterioration of the operating performance of the properties leased by Horizon Bay from HCP Ventures II.

Income taxes

For the three months ended September 30, 2010, income tax expense increased $1.2 million to $0.9 million. During the three months ended September 30, 2009, we recognized a tax benefit of $1.6 million as a result of an increase in depreciation expense due to a correction of an immaterial error of one of our real estate investments held in a taxable REIT subsidiary (“TRS”). No similar corrections were recognized during the three months ended September 30, 2010.

Equity income from unconsolidated joint ventures

For the three months ended September 30, 2010, equity income from unconsolidated joint ventures decreased $1.1 million to $0.2 million. This decrease is primarily due to HCP Ventures II’s (an unconsolidated joint venture) conclusion to cease recognizing non-cash rental income (i.e., straight-line rents) from Horizon Bay effective July 1, 2010, which resulted in lower earnings for, and our share of earnings from, HCP Ventures II during the three months ended September 30, 2010.

Discontinued operations

The increase of $1.3 million in income from discontinued operations to $4.7 million for the three months ended September 30, 2010 is primarily due to an increase in gain on real estate dispositions of $1.5 million. During the three months ended September 30, 2010 and 2009, we sold three properties for $10 million and two properties for $5.8 million, respectively.

Comparison of the Nine Months Ended September 30, 2010 to the Nine Months Ended September 30, 2009

Rental and related revenues

	Nine Months Ended September 30,		Change
Segments	2010	2009	$	%
	(dollars in thousands)
Senior housing	$235,566	$214,595	$20,971	10%
Life science	176,935	159,072	17,863	11
Medical office	196,572	196,266	306	—
Skilled nursing	27,843	27,366	477	2
Hospital	60,886	59,085	1,801	3
Total	$697,802	$656,384	$41,418	6%

•                  Senior housing. The increase in senior housing rental and related revenues for the nine months ended September 30, 2010 was primarily related to: (i) a $13.7 million increase as a result of including facility-level revenues for 27 properties due to the consolidation of four VIEs on August 31, 2010 (see Notes 11 and 17 to the Condensed Consolidated Financial Statements for additional information regarding these VIEs), (ii) a $5.8 million increase as a result of improvements related to the transition of management agreements on 15 communities previously operated by Sunrise on October 1, 2009, and (iii) a $3.5 million increase due to the additive effect of our acquisitions in 2010. Senior housing rental and related revenues for the nine months ended September 30, 2009 included $6.4 million as a result of a correction to the purchase price allocation of certain assets acquired in 2006, which were predominately offset by increases from rent escalations and resets during the comparable period in 2010.

•                  Life science.  The increase in life science rental and related revenues was primarily the result of assets that were placed in service in 2010, which were previously under development.

Income from direct financing leases

Income from direct financing leases decreased $2.1 million to $37.2 million for the nine months ended September 30, 2010. The decrease was primarily due to three DFLs that were deemed to be substantially impaired during 2009 (see Note 5 to the Condensed Consolidated Financial Statements).

Interest income

For the nine months ended September 30, 2010, interest income increased $20.2 million to $108.0 million. This increase was primarily related to additional interest income of $29.7 million earned from the $720 million participation in the first mortgage debt of HCR ManorCare purchased in August 2009, which was partially offset by a $9.3 million decrease of interest earned from marketable debt securities that were sold in 2009 and 2010. For a more detailed description of our participation in the first mortgage debt of HCR ManorCare, see Note 6 to the Condensed Consolidated Financial Statements. Our exposure to income fluctuations related to our variable rate loans is partially mitigated by our variable rate indebtedness. For a more detailed discussion of our interest rate risk, see Quantitative and Qualitative Disclosures About Market Risk in Item 3.

Depreciation and amortization expense

Depreciation and amortization expense decreased $6.3 million to $234.0 million for the nine months ended September 30, 2010. The decrease in depreciation and amortization expense is primarily the result of lower depreciation of $15.8 million from assets that became fully depreciated in 2009 and 2010, which was partially offset by additional amortization expense from leasing costs and tenant and capital improvements expenditures that were incurred in 2009 and 2010. The nine months ended September 30, 2010 also included the offsetting impact of the following: (i) a decrease of $4.7 million of accelerated amortization of intangible assets as a result of the modification of the lease term of a tenant in one of our life science facilities in 2009, (ii) a decrease of $2.0 million resulting from a 2009 adjustment to the purchase price allocation of certain assets acquired in 2006, (iii) a $5.3 million increase due to our life science development assets placed in service during 2010, which were previously under development, and (iv) a $1.9 million increase due to our 2010 real estate acquisitions.

Interest expense

Interest expense decreased $5.8 million to $220.3 million for the nine months ended September 30, 2010. The decrease was primarily due to: (i) a decrease of $3.2 million from the net impact of the repayment of mortgage debt related to contractual maturities, offset in part by secured debt financing obtained in connection with our purchase of a $720 million participation in the first mortgage debt of HCR ManorCare, (ii) a $1.8 million decrease in interest expense resulting from the benefit of an interest-rate swap (pay float and receive fixed) that was placed on $250 million of our unsecured senior notes in June 2009, (iii) a $2.0 million decrease as a result of the early repayment of our term loan in March 2010, and (iv) a $2.0 million decrease from the repayment of the outstanding balance under our bridge loan in May 2009. The decrease in interest expense was partially offset by a decrease of $3.5 million of capitalized interest related to assets under development in our life science segment that were placed in service during 2010.

Operating expenses

	Nine Months Ended September 30,		Change
Segments	2010	2009	$	%
	(dollars in thousands)
Senior housing	$15,010	$3,937	$11,073	NM	%(1)
Life science	36,045	34,639	1,406	4
Medical office	96,993	98,537	(1,544)	(2)
Skilled nursing	175	112	63	56
Hospital	3,805	2,542	1,263	50
Total	$152,028	$139,767	$12,261	9%

(1)    Percentage change not meaningful.

Operating expenses are generally related to MOB and life science properties where we incur the expenses and recover all or a portion of those expenses from the tenants. The presentation of expenses as operating or general and administrative is based on the underlying nature of the expense. Periodically, we review the classification of expenses between categories and make revisions based on changes in the underlying nature of the expenses. The increase in operating expenses during the nine months ended September 30, 2010 was primarily the result of including facility-level operating expenses for 27 senior housing properties due to the consolidation of four VIEs on August 31, 2010 (see Notes 11 and 17 to the Condensed Consolidated Financial Statements for additional information regarding these VIEs).

General and administrative expenses

General and administrative expenses increased $3.4 million to $65.0 million for the nine months ended September 30, 2010. The increase in general and administrative expenses was primarily due to increased costs related to acquisitions pursued in 2010, partially offset by a decrease in legal fees associated with litigation matters and lower compensation related expenses and professional fees. See the information set forth under the heading “Legal Proceedings” of Note 11 to the Condensed Consolidated Financial Statements.

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

Impairments (recoveries)

The nine months ended September 30, 2010 includes $11.9 million related to the March 2010 reversal of portions of allowanced established by previous impairment charges of investments related to Erickson. Erickson is the tenant at three of our senior housing continuing-care-retirement-communities DFLs and the borrower of a senior construction loan in which we have a participation interest (see Note 5 to the Condensed Consolidated Financial Statements). During the nine months ended September 30, 2009, we recognized impairments of $21 million as a result of (i) $15.1 million related to two of our senior housing DFLs as a result of an anticipated restructure of the underlying leases (see Note 5 to the Condensed Consolidated Financial Statements), and (ii) $5.9 million of intangible assets on 12 of 15 senior housing communities that were determined to be impaired due to the termination of the Sunrise management agreements on 15 senior housing communities effective October 1, 2009.

Other income, net

For the nine months ended September 30, 2010, other income, net increased $2.0 million to $7.2 million primarily due to a 2009 $1.4 million impairment related to goodwill.

Impairments of investments in unconsolidated joint ventures

During the nine months ended September 30, 2010, we recognized impairments of $71.7 million related to our 35% interest in HCP Ventures II, an unconsolidated joint venture that owns 25 senior housing properties leased by Horizon Bay as a result of the recent and projected deterioration of the operating performance of the properties leased by Horizon Bay from HCP Ventures II.

Equity income from unconsolidated joint ventures

For the nine months ended September 30, 2010, equity income from unconsolidated joint ventures increased $2.1 million to $4.1 million. This increase is primarily due to: (i) the recognition of additional rental revenues during 2010 from a life science tenant in one of our unconsolidated joint ventures that was previously deferred and (ii) a change in the expected useful life of certain intangible assets of one of our unconsolidated joint ventures that resulted in lower equity income due to higher amounts of amortization expense during 2009. These increases were partially offset by HCP Ventures II’s conclusion to cease recognizing non-cash rental income (i.e., straight-line rents) from Horizon Bay effective July 1, 2010, which resulted in lower earnings for, and our share of earnings from, HCP Ventures II during the nine months ended September 30, 2010.

Discontinued operations

The decrease of $34.3 million in income from discontinued operations to $6.6 million for the nine months ended September 30, 2010 is primarily due to a decrease in gains on real estate dispositions of $30.3 million and income from discontinued operations of $4.1 million. During the nine months ended September 30, 2010 and 2009, we sold four properties for $25 million and 11 properties for $58 million, respectively. Discontinued operations for the nine months ended September 30, 2010 included 13 properties compared to 27 properties for the nine months ended September 30, 2009.

Liquidity and Capital Resources

Our principal liquidity needs are to: (i) fund normal operating expenses, (ii) meet debt service requirements, (iii) fund capital expenditures, including tenant improvements and leasing costs, (iv) fund acquisition and development activities, and (v) make dividend distributions. We believe these needs will be satisfied using cash flows generated by operations and from our various financing activities during the next twelve months. During the nine months ended September 30, 2010, distributions to shareholders and noncontrolling interest holders exceeded cash flows from operations by approximately $15 million. During 2010, we raised aggregate net proceeds of $566 million from issuances of common stock and sales of marketable debt securities and real estate, which proceeds, among other things, are the sources of cash used to fund the excess of distributions to shareholders and noncontrolling interest holders above cash flows from operations during the nine months ended September 30, 2010.

Access to capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as to fund future acquisitions and development through the issuance of additional securities or secured debt. Credit ratings impact our ability to access capital and directly impact our cost of capital as well. For example, as noted below, our revolving line of credit facility accrues interest at a rate per annum equal to LIBOR plus a margin that depends upon our debt ratings. We also pay a facility fee on the entire revolving commitment that depends upon our debt ratings. As of October 28, 2010, we had a credit rating of Baa3 (positive) from Moody’s, BBB (stable) from S&P and BBB (positive) from Fitch on our senior unsecured debt securities, and Ba1 (positive) from Moody’s, BB+ (stable) from S&P and BB+ (positive) from Fitch on our preferred equity securities.

Net cash provided by operating activities was $431 million and $390 million for the nine months ended September 30, 2010 and 2009, respectively. The increase in operating cash flows is primarily the result of the following: (i) the additive impact of our investments in 2009 and 2010, (ii) assets placed in service in 2010 and (iii) rent escalations and resets in 2009 and 2010. Our cash flows from operations are dependent upon the occupancy level of multi-tenant buildings, rental rates on leases, our tenants’ performance on their lease obligations, the level of operating expenses and other factors.

Net cash used in investing activities was $327 million for the nine months ended September 30, 2010 and consisted primarily of fundings of: (i) $228 million for acquisition and development of real estate, (ii) $131 million for investments in loans receivables and DFLs, and (iii) $65 million for leasing costs and tenant and capital improvements. These expenditures were partially offset by our proceeds of $28 million from the repayment of loans receivable and DFLs and $73 million from the sales of marketable debt securities.

Net cash used in financing activities was $163 million for the nine months ended September 30, 2010 and consisted primarily of: (i) payments of common and preferred dividends aggregating $434 million, (ii) repayment of our term loan of $200 million, (iii) repayment of $200 million of senior unsecured notes and (iv) repayment of our mortgage debt of $163 million. The amount of cash used in financing activities was partially offset by net proceeds of $519 million from the issuances of common stock and $318 million net borrowings from our revolving line of credit facility.

Debt

Bank Line of Credit

Our revolving line of credit facility with a syndicate of banks provides for an aggregate borrowing capacity of $1.5 billion and matures on August 1, 2011. This revolving line of credit facility accrues interest at a rate per annum equal to LIBOR plus a margin that depends upon our debt ratings. We pay a facility fee on the entire revolving commitment that depends upon our debt ratings. Based on our debt ratings on September 30, 2010, the margin on the revolving line of credit facility was 0.55% and the facility fee was 0.15%. At September 30, 2010, we had $318 million outstanding under this revolving line of credit facility with a weighted-average interest rate of 1.29%. At September 30, 2010, $117 million of aggregate letters of credit were also outstanding against our revolving line of credit facility, including a $103 million letter of credit as a result of the Ventas litigation. For further information regarding the Ventas litigation, see Note 11 to the Condensed Consolidated Financial Statements.

Our revolving line of credit facility contains certain financial restrictions and other customary requirements. Among other things, these covenants, using terms defined in the agreement, (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 65%, (iii) require a Fixed Charge Coverage ratio of 1.75 times and (iv) require a formula-determined Minimum Consolidated Tangible Net Worth of $5.3 billion at September 30, 2010. At September 30, 2010, we were in compliance with each of these restrictions and requirements of our revolving line of credit facility.

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

Senior Unsecured Notes

At September 30, 2010, we had senior unsecured notes outstanding with an aggregate principal balance of $3.3 billion. Interest rates on the notes ranged from 1.19% to 7.07% with a weighted-average effective interest rate of 6.13% at September 30, 2010. Discounts and premiums are amortized to interest expense over the term of the related notes. The senior unsecured notes contain certain covenants including limitations on debt, cross-acceleration provisions and other customary terms. At September 30, 2010, we believe we were in compliance with these covenants.

Mortgage and Other Secured Debt

At September 30, 2010, we had $1.7 billion in aggregate principal amount of mortgage and other secured debt outstanding that is secured by 141 healthcare facilities, which had a carrying value of $2.0 billion, as well as a participation in a first mortgage loan with a carrying value of $630 million. Interest rates on the mortgage and other secured debt ranged from 1.27% to 8.30% with a weighted-average effective interest rate of 4.79% at September 30, 2010.

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

Other Debt

At September 30, 2010, we had $94 million of non-interest bearing life care bonds at two of our continuing care retirement communities and non-interest bearing occupancy fee deposits at another of our senior housing facilities, all of which were payable to certain residents of the facilities (collectively, “Life Care Bonds”). At September 30, 2010, $38.3 million of the Life Care Bonds were refundable to the residents upon the resident moving out or to their estate upon death, and $55.7 million of the Life Care Bonds were refundable after the unit is successfully remarketed to a new resident.

Debt Maturities

The following table summarizes our stated debt maturities and scheduled principal repayments at September 30, 2010 (in thousands):

Year	Amount(1)
2010 (Three Months)	$20,134
2011	689,879
2012	313,860
2013	1,225,194
2014	264,530
Thereafter	2,820,652
5,334,249
(Discounts) and premiums, net	(8,534)
$5,325,715

(1)          Excludes $94 million of other debt that represents non-interest bearing life care bonds and occupancy fee deposits at three of our senior housing facilities, which have no scheduled maturities.

Derivative Instruments

We use derivative instruments to mitigate the effects of interest rate fluctuations on specific forecasted transactions as well as recognized obligations or assets. We do not use derivative instruments for speculative or trading purposes.

The following table summarizes our outstanding interest rate swap contracts as of September 30, 2010 (dollars in thousands):

Date Entered	Maturity Date	Hedge Designation	Fixed Rate	Floating Rate Index	Notional Amount	Fair Value
July 2005(1)	July 2020	Cash Flow	3.82%	BMA Swap Index	$45,600	$(6,382)
June 2009	September 2011	Fair Value	5.95%	1 Month LIBOR+4.21%	250,000	3,210
July 2009	July 2013	Cash Flow	6.13%	1 Month LIBOR+3.65%	14,300	(684)
August 2009	February 2011	Cash Flow	0.87%	1 Month LIBOR	250,000	546
August 2009	August 2011	Cash Flow	1.24%	1 Month LIBOR	250,000	2,006

(1)   Represents three interest-rate swap contracts with an aggregate notional amount of $45.6 million.

For a more detailed description of our derivative instruments, see Note 20 of the Condensed Consolidated Financial Statements and Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Equity

At September 30, 2010, we had 4.0 million shares of 7.25% Series E cumulative redeemable preferred stock, 7.8 million shares of 7.10% Series F cumulative redeemable preferred stock and 310.5 million shares of common stock outstanding. At September 30, 2010, equity totaled $6.3 billion and our equity securities had a market value of $11.7 billion.

At September 30, 2010, there were a total of 4.3 million DownREIT units outstanding in five limited liability companies in which we are the managing member. The DownREIT units are exchangeable for an amount of cash approximating the then-current market value of shares of our common stock or, at our option, shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications).

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

Non-GAAP Financial Measure — Funds From Operations (“FFO”)

We believe FFO applicable to common shares, diluted FFO applicable to common shares, FFO, before the impact of impairments, recoveries and litigation provision, and basic and diluted FFO per common share are important supplemental measures of operating performance for a real estate investment trust. Because the historical cost accounting convention used for real estate assets utilizes straight-line depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen and fallen with market conditions, presentations of operating results for a real estate investment trust that uses historical cost accounting for depreciation could be less informative. The term FFO was designed by the real estate investment trust industry to address this issue.

FFO is defined as net income applicable to common shares (computed in accordance with GAAP), excluding gains or losses from real estate dispositions, plus real estate depreciation and amortization, with adjustments for joint ventures. Adjustments for joint ventures are calculated to reflect FFO on the same basis. FFO does not represent cash generated from operating activities in accordance with GAAP, is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to net income. Our computation of FFO may not be comparable to FFO reported by other real estate investment trusts that do not define the term in accordance with the current National Association of Real Estate Investment Trusts’ (“NAREIT”) definition or that have a different interpretation of the current NAREIT definition from us.

In addition, we present FFO, before the impact of impairments, recoveries and litigation provision. Management believes FFO, before the impact of impairments, recoveries and litigation provision, is useful to both the Company and its investors.  This measure is a modification of the NAREIT definition of FFO and should not be used as an alternative to net income.

Details of certain items that affect comparability are discussed in the financials results summary of our financial results for the three and nine months ended September 30, 2010 and 2009. The following is a reconciliation from net income applicable to common shares, the most direct comparable financial measure calculated and presented with GAAP, to FFO (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net income (loss) applicable to common shares	$16,995	$(52,397)	$171,296	$82,672
Depreciation and amortization of real estate, in-place lease and other intangibles:
Continuing operations	78,334	81,177	234,008	240,308
Discontinued operations	173	1,180	1,382	2,276
Gain on sales of real estate	(3,987)	(2,460)	(4,052)	(34,357)
Equity income from unconsolidated joint ventures	(209)	(1,328)	(4,078)	(1,993)
FFO from unconsolidated joint ventures	5,213	6,433	19,709	19,004
Noncontrolling interests’ and participating securities’ share in earnings	3,896	3,895	11,725	12,147
Noncontrolling interests’ and participating securities’ share in FFO	(4,334)	(4,331)	(13,192)	(13,633)
FFO applicable to common shares	$96,081	$32,169	$416,798	$306,424

Impact of impairments, recoveries and litigation provision	$71,693	$117,096	$59,793	$123,002

Diluted FFO, before giving effect to impairments, recoveries and litigation provision	$167,774	$149,265	$476,591	$429,426

Basic FFO per common share	$0.31	$0.11	$1.39	$1.14

Diluted FFO per common share	$0.31	$0.11	$1.39	$1.14
Per common share impact of impairments, recoveries and litigation provision on diluted FFO	$0.23	$0.41	$0.19	$0.46
Diluted FFO per common share, before giving effect to impairments, recoveries and litigation provision	$0.54	$0.52	$1.58	$1.60

Weighted average shares used to calculate diluted FFO per common share	311,092	285,234	300,468	268,183

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

Contractual Obligations

The following table summarizes our material contractual payment obligations and commitments at September 30, 2010 (dollars in thousands):

	Total(1)	Less than One Year	2011-2012	2013-2014	More than Five Years
Bank line of credit	$318,000	$—	$318,000	$—	$—
Senior unsecured notes	3,335,686	6,421	542,265	637,000	2,150,000
Mortgage and other secured debt	1,680,563	13,713	143,474	852,724	670,652
Development commitments(2)	9,606	5,735	3,871	—	—
Ground and other operating leases	199,443	1,254	10,261	9,927	178,001
Interest(3)	1,381,962	79,237	531,642	407,106	363,977
Total	$6,925,260	$106,360	$1,549,513	$1,906,757	$3,362,630

(1)         Excludes $94 million of other debt that represents non-interest bearing life care bonds and occupancy fee deposits at three of our senior housing facilities, which have no scheduled maturities.

(2)         Represents construction and other commitments for developments in progress.

(3)         Interest on variable-rate debt is calculated using rates in effect at September 30, 2010.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.  At September 30, 2010, we were exposed to market risks related to fluctuations in interest rates on approximately $1.8 billion of variable-rate loan investments (see Note 6 to the Condensed Consolidated Financial Statements) and $83 million of other investments where the payments fluctuate with changes in LIBOR. Our exposure to income fluctuations related to our variable-rate investments is partially offset by (i) $318 million of variable-rate line of credit borrowings, (ii) $497 million of variable-rate mortgage notes and other secured debt payable, excluding $60 million of variable-rate mortgage notes which have been hedged through interest-rate swap contracts, (iii) $25 million of variable-rate senior unsecured notes and (iv) $750 million of additional variable interest rate exposure achieved through interest-rate swap contracts (pay float and receive fixed).

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt, loans receivable and debt securities unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the estimated fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the estimated fair value of those instruments. Assuming a one percentage point increase in the interest rate related to the variable-rate investments and variable-rate debt, and assuming no change in the outstanding balance as of September 30, 2010, net interest income would improve by approximately $12.6 million, or $0.04 per common share on a diluted basis. Assuming a 50 basis point decrease in interest rates under the above circumstances, taking into consideration that the index underlying many of our arrangements is currently below 50 basis points and is not expected to go below zero, net interest income would decline by $6.3 million, or approximately $0.02 per common share on a diluted basis.

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

Market Risk.  We are directly and indirectly affected by changes in the equity and bond markets. We have investments in marketable debt and equity securities classified as available-for-sale. Gains and losses on these securities are recognized in income when realized and losses are recognized when an other-than-temporary decline in value is identified. An initial indicator of other-than-temporary decline in value for marketable equity securities is based on the severity of the decline in estimated fair value below the carrying value for an extended period of time. We consider a variety of factors in evaluating an other-than-temporary decline in value, such as: the length of time and the extent to which the market value has been less than our cost basis; the issuer’s financial condition, capital strength and near-term prospects; any recent events specific to that issuer and economic conditions of its industry; and our investment horizon in relationship to an anticipated near-term recovery in the stock or bond price, if any. At September 30, 2010, the fair value and cost, or the adjusted cost basis for those securities where a recognized loss was recorded, of marketable equity securities was $4.2 million and $3.6 million, respectively, and the fair value and cost basis of marketable debt securities was $101.4 million and $93.9 million, respectively.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)

None.

(b)

None.

(c)

The table below sets forth information with respect to purchases of our common stock made by us or on our behalf or by any “affiliated purchaser,” as such term is defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, during the nine months ended September 30, 2010.

Period Covered	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number Of Shares (Or Units) Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number (Or Approximate Dollar Value) Of Shares (Or Units) That May Yet Be Purchased Under The Plans Or Programs
July 1-31, 2010	1,085	$32.66	—	—
August 1-31, 2010	1,745	36.01	—	—
September 1-30, 2010	331	36.52	—	—
Total	3,161	34.92	—	—

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

3.2.2

Amendment No. 2 to Fourth Amended and Restated Bylaws of HCP, filed November 3, 2009 (incorporated by reference herein to Exhibit 3.2.2 to HCP’s Quarterly Report on Form 10-Q (File No. 1-08895), filed August 3, 2010).

4.1	Registration Rights Agreement, dated as of July 26, 2010, by and among HCP, Boyer Research Park Associates VIII, L.C., Boyer Research Park Associates IX, L.C., and Tegra Lakeview Associates, L.C.

10.1	Letter Agreement, dated July 7, 2010, by and between HCP and Kendall Young.†

31.1	Certification by James F. Flaherty III, HCP’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification by Thomas M. Herzog, HCP’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).

32.1	Certification by James F. Flaherty III, HCP’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	Certification by Thomas M. Herzog, HCP’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Furnished herewith.
†	Management Contract or Compensatory Plan or Arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 2, 2010	HCP, Inc.

(Registrant)

/s/ JAMES F. FLAHERTY III
James F. Flaherty III
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ THOMAS M. HERZOG
Thomas M. Herzog
Executive Vice President-
Chief Financial Officer
(Principal Financial Officer)

/s/ SCOTT A. ANDERSON
Scott A. Anderson
Senior Vice President-
Chief Accounting Officer
(Principal Accounting Officer)