Form 10-K
period 2010-12-31
HCP, INC.
filed 2011-02-15
CIK 765880

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

          Indicate by check mark whether the registrant; (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.)    Yes ☐ No ☒

          State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $9.9 billion.

          As of February 2, 2011 there were 371,011,207 shares of common stock outstanding.

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

ITEM 1.    Business

Business Overview

        HCP, an S&P 500 company, invests primarily in real estate serving the healthcare industry in the United States. We are a self-administered, Maryland real estate investment trust ("REIT") organized in 1985. We are headquartered in Long Beach, California, with offices in Nashville, Tennessee and San Francisco, California. We acquire, develop, lease, manage and dispose of healthcare real estate, and provide financing to healthcare providers. Our portfolio is comprised of investments in the following five healthcare segments: (i) senior housing, (ii) life science, (iii) medical office, (iv) post-acute/skilled nursing and (v) hospital. We make investments within our healthcare segments using the following five investment products: (i) properties under lease, (ii) debt investments, (iii) developments and redevelopments, (iv) investment management and (v) DownREITs.

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

        Our website address is www.hcpi.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") are available on our website, free of charge, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the United States ("U.S.") Securities and Exchange Commission ("SEC").

Healthcare Industry

        Healthcare is the single largest industry in the U.S. based on Gross Domestic Product ("GDP"). According to the National Health Expenditures report dated September 2010 by the Centers for Medicare and Medicaid Services ("CMS"): (i) national health expenditures are projected to grow 4.2% in 2011; (ii) the average compounded annual growth rate for national health expenditures, over the projection period of 2009 through 2019, is anticipated to be 6.3%; and (iii) the healthcare industry is projected to represent 17.4% of U.S. GDP in 2011.

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

  Portfolio Diversification

        We believe in maintaining a portfolio of healthcare investments diversified by segment, geography, operator, tenant and investment product. Diversification reduces the likelihood that a single event would materially harm our business and allows us to take advantage of opportunities in different markets based on individual market dynamics. While pursuing our strategy of diversification, we monitor, but do not limit, our investments based on the percentage of our total assets that may be invested in any one property type, investment product, geographic location, the number of properties which we may lease to a single operator or tenant, or loans we may make to a single borrower. With investments in multiple segments and investment products, we can focus on opportunities with the most attractive risk/reward profile for the portfolio as a whole. We may structure transactions as master leases, require operator or tenant insurance and indemnifications, obtain enhancements in the form of guarantees, letters of credit or security deposits, and take other measures to mitigate risk.

  Conservative Financing

        We believe a conservative balance sheet is important to our ability to execute our opportunistic investing approach. We strive to maintain a conservative balance sheet by actively managing our debt-to-equity levels and maintaining multiple sources of liquidity, such as our revolving line of credit facility, access to capital markets and secured debt lenders, relationships with current and prospective institutional joint venture partners, and our ability to divest of assets. Our debt obligations are primarily fixed rate, which reduces the impact of rising interest rates on our operations.

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

        We specifically incorporate by reference into this section the information set forth in Item 7, "2010 Transaction Overview," included elsewhere in this report.

Competition

        Investing in real estate serving the healthcare industry is highly competitive. We face competition from other REITs, investment companies, private equity and hedge fund investors, sovereign funds, healthcare operators, lenders, developers and other institutional investors, some of whom may have greater resources and lower costs of capital than us. Increased competition makes it more challenging for us to identify and successfully capitalize on opportunities that meet our objectives. Our ability to compete may also be impacted by national and local economic trends, availability of investment alternatives, availability and cost of capital, construction and renovation costs, existing laws and regulations, new legislation and population trends.

        Rental and related income from our facilities is dependent on the ability of our operators and tenants to compete with other companies on a number of different levels, including: the quality of care provided, reputation, the physical appearance of a facility, price and range of services offered, alternatives for healthcare delivery, the supply of competing properties, physicians, staff, referral sources, location, the size and demographics of the population in surrounding areas, and the financial condition of our tenants and operators. Private, federal and state payment programs as well as the effect of laws and regulations may also have a significant influence on the profitability of our tenants and operators. For a discussion of the risks associated with competitive conditions affecting our business, see "Risk Factors" in Item 1A.

Healthcare Segments

        Senior housing.    At December 31, 2010, we had interests in 251 senior housing facilities, including 25 facilities owned by our Investment Management Platform. Senior housing facilities include independent living facilities ("ILFs"), assisted living facilities ("ALFs") and continuing care retirement communities ("CCRCs"), which cater to different segments of the elderly population based upon their needs. Services provided by our operators or tenants in these facilities are primarily paid for by the residents directly or through private insurance and are less reliant on government reimbursement programs such as Medicaid and Medicare. Our senior housing property types are further described below:

  •
  Independent Living Facilities.  ILFs are designed to meet the needs of seniors who choose to live in an environment surrounded by their peers with services such as housekeeping, meals and activities. These residents generally do not need assistance with activities of daily living ("ADL"), such as bathing, eating and dressing. However, residents have the option to contract for these services. At December 31, 2010, we had interests in 45 ILFs.

  •
  Assisted Living Facilities.  ALFs are licensed care facilities that provide personal care services, support and housing for those who need help with ADL yet require limited medical care. The programs and services may include transportation, social activities, exercise and fitness programs, beauty or barber shop access, hobby and craft activities, community excursions, meals in a dining room setting and other activities sought by residents. These facilities are often in apartment-like buildings with private residences ranging from single rooms to large apartments. Certain ALFs may offer higher levels of personal assistance for residents with Alzheimer's disease or other forms of dementia. Levels of personal assistance are based in part on local regulations. At December 31, 2010, we had interests in 194 ALFs.

  •
  Continuing Care Retirement Communities.  CCRCs provide housing and health-related services under long-term contracts. This alternative is appealing to residents as it eliminates the need for relocating when health and medical needs change, thus allowing residents to "age in place." Some CCRCs require a substantial entry or buy-in fee and most also charge monthly maintenance fees in exchange for a living unit, meals and some health services. CCRCs typically require the individual to be in relatively good health and independent upon entry. At December 31, 2010, we had interests in 12 CCRCs.

        Our Investment Management Platform represents the following unconsolidated joint ventures: (i) HCP Ventures II, (ii) HCP Ventures III, LLC, (iii) HCP Ventures IV, LLC, and (iv) the HCP Life Science ventures. On January 14, 2011, the Company acquired its partner's 65% interest in HCP Ventures II, becoming the sole owner of this 25 senior housing property portfolio ("HCP Ventures II Acquisition"). For a more detailed description of these unconsolidated joint ventures, see Note 8 of the Consolidated Financial Statements.

        Our senior housing segment accounted for approximately 31%, 30% and 30% of total revenues for the years ended December 31, 2010, 2009 and 2008, respectively. The following table provides information about our senior housing operator concentration for the year ended December 31, 2010:

Operators	Percentage of Segment Revenues	Percentage of Total Revenues
Emeritus Corporation ("Emeritus")(1)	32%	10%
Sunrise Senior Living, Inc. ("Sunrise")(1)(2)	25%	8%
Brookdale Senior Living Inc. ("Brookdale")	18%	5%

(1)
27 properties formerly operated by Sunrise were transitioned to Emeritus effective November 1, 2010. The percentage of segment revenues and total revenues for Sunrise excludes revenues from the transitioned properties, which are included in the revenues for Emeritus.

(2)
Certain of our properties are leased to tenants who have entered into management contracts with Sunrise to operate the respective property on their behalf. To determine our concentration of revenues generated from properties operated by Sunrise, we aggregate revenue from these tenants with revenue generated from the two properties that are leased directly to Sunrise.

        Life science.    At December 31, 2010, we had interests in 102 life science properties, including four facilities owned by our Investment Management Platform. These properties contain laboratory and office space primarily for biotechnology and pharmaceutical companies, scientific research institutions, government agencies and other organizations involved in the life science industry. While these properties contain similar characteristics to commercial office buildings, they generally contain more advanced electrical, mechanical, and heating, ventilating, and air conditioning ("HVAC") systems. The facilities generally have equipment including emergency generators, fume hoods, lab bench tops and related amenities. In many instances, life science tenants make significant investments to improve their leased space, in addition to landlord improvements, to accommodate biology or chemistry research initiatives. Life science properties are primarily configured in business park or campus settings and include multiple facilities and buildings. The business park and campus settings allow us the opportunity to provide flexible, contiguous/adjacent expansion that accommodates the growth of existing tenants in place. Our properties are located in well established geographical markets known for scientific research, including San Francisco, San Diego and Salt Lake City.

        Our life science segment accounted for approximately 22%, 22% and 21% of total revenues for the years ended December 31, 2010, 2009 and 2008 respectively. The following table provides information about our life science tenant concentration for the year ended December 31, 2010:

Tenants	Percentage of Segment Revenues	Percentage of Total Revenues
Genentech, Inc. ("Genentech")	20%	4%
Amgen, Inc.	18%	4%

        Medical office.    At December 31, 2010, we had interests in 253 medical office buildings ("MOBs"), including 66 facilities owned by our Investment Management Platform. These facilities typically contain physicians' offices and examination rooms, and may also include pharmacies, hospital ancillary service space and outpatient services such as diagnostic centers, rehabilitation clinics and day-surgery operating rooms. While these facilities are similar to commercial office buildings, they require additional plumbing, electrical and mechanical systems to accommodate multiple exam rooms that may require sinks in every room, and special equipment such as x-ray machines. In addition, MOBs are often built to accommodate higher structural loads for certain equipment and may contain "vaults" or other specialized construction. Our MOBs are typically multi-tenant properties leased to healthcare providers (hospitals and physician practices) and are primarily located on hospital campuses. Approximately 83% of our MOBs, based on square feet, are located on hospital campuses.

        Our medical office segment accounted for approximately 25%, 27% and 27% of total revenues for the years ended December 31, 2010, 2009 and 2008, respectively. During the year ended December 31, 2010, HCA, Inc. ("HCA"), as our tenant, contributed 13% of our medical office segment revenues.

        Post-acute/skilled nursing.    At December 31, 2010, we had interests in 45 post-acute/skilled nursing facilities ("SNFs"). SNFs offer restorative, rehabilitative and custodial nursing care for people not requiring the more extensive and sophisticated treatment available at hospitals. Ancillary revenues and revenues from sub-acute care services are derived from providing services to residents beyond room and board and include occupational, physical, speech, respiratory and intravenous therapy, wound care, oncology treatment, brain injury care and orthopedic therapy as well as sales of pharmaceutical products and other services. Certain SNFs provide some of the foregoing services on an out-patient basis. Post-acute/skilled nursing services provided by our operators and tenants in these facilities are primarily paid for either by private sources or through the Medicare and Medicaid programs. All of our SNFs are leased to single tenants under triple-net lease structures.

        In addition to our interests in SNFs, at December 31, 2010 our post-acute/skilled nursing segment includes debt investments in HCR ManorCare, Inc. ("HCR ManorCare") and Genesis HealthCare ("Genesis"), with par values of $1.72 billion and $328 million, respectively, at December 31, 2010.

        On December 13, 2010, we signed a definitive agreement to acquire substantially all of the real estate assets of HCR ManorCare, for a total consideration of $6.1 billion (the "HCR ManorCare Acquisition") that includes: (i) $3.53 billion in cash; (ii) $1.72 billion (par value) reinvestment of our existing debt investments in HCR ManorCare; and (iii) subject to certain adjustments, 25.7 million shares of our common stock to be issued directly to the shareholders of HCR ManorCare, or, at our option, a cash equivalent of $852 million. Upon closing, we will acquire 334 HCR ManorCare post-acute, skilled nursing and assisted living facilities. A wholly-owned subsidiary of HCR ManorCare will continue to operate the assets pursuant to a long-term triple-net master lease supported by a guaranty from HCR ManorCare. For a more detailed description of the HCR ManorCare Acquisition and these debt investments, see Notes 5 and 7, respectively, to the Consolidated Financial Statements.

        Our post-acute/skilled nursing segment accounted for approximately 12%, 10% and 11% of total revenues for the years ended December 31, 2010, 2009 and 2008, respectively. The following table provides information about our post-acute/skilled nursing operator/tenant concentration for the year ended December 31, 2010:

Operators/Tenants and Borrowers	Percentage of Segment Revenues	Percentage of Total Revenues
HCR ManorCare(1)	71%	9%
Covenant Care	6%	1%
Genesis(2)	5%	1%

(1)
Subsequent to closing the HCR ManorCare Acquisition discussed above, we expect a significant increase in revenues earned from HCR ManorCare.

(2)
In September and October 2010, we acquired debt investments in Genesis with an aggregate par value of $328 million. The percentages of segment and total revenues presented for Genesis reflect revenues for a partial year.

        Hospital.    At December 31, 2010, we had interests in 21 hospitals, including four facilities owned by our Investment Management Platform. Services provided by our operators and tenants in these facilities are paid for by private sources, third-party payors (e.g., insurance and Health Maintenance Organizations or "HMOs"), or through the Medicare and Medicaid programs. Our hospital property types include acute care, long-term acute care, specialty and rehabilitation hospitals. Our hospitals are all leased to single tenants or operators under triple-net lease structures.

        In addition to our interests in hospitals, our hospital segment also includes mezzanine and mortgage loan investments, which at December 31, 2010 aggregated to $107 million.

        Our hospital segment accounted for approximately 10%, 11% and 11% of total revenues for the years ended December 31, 2010, 2009 and 2008, respectively. The following table provides information about our hospital operator/tenant concentration for the year ended December 31, 2010:

Operators/Tenants and Borrowers	Percentage of Segment Revenues	Percentage of Total Revenues
HCA	28%	6%	(1)
Tenet Healthcare Corporation ("Tenet")	19%	2%

(1)
Percentage of total revenues from HCA includes revenues earned from both our medical office and hospital segments. During the year ended December 31, 2010, we sold our remaining HCA debt investments of $141 million, which contributed $10 million of interest income during 2010.

Investment Products

        Properties under lease.    We primarily generate revenue by leasing properties under long-term leases. Most of our rents and other earned income from leases are received under triple-net leases or leases that provide for a substantial recovery of operating expenses. However, some of our MOBs and life science facility rents are structured under gross or modified gross leases. Accordingly, for such gross or modified gross leases, we incur certain property operating expenses, such as real estate taxes, repairs and maintenance, property management fees, utilities and insurance.

        Our ability to grow income from properties under lease depends, in part, on our ability to (i) increase rental income and other earned income from leases by increasing rental rates and occupancy levels, (ii) maximize tenant recoveries and (iii) control non-recoverable operating expenses. Most of our leases include contractual annual base rent escalation clauses that are either predetermined fixed increases and/or are a function of an inflation index.

        Debt investments.    Our mezzanine loans are generally secured by a pledge of ownership interests of an entity or entities, which directly or indirectly own properties, and are subordinate to more senior debt, including mortgages and more senior mezzanine loans. Our interests in mortgages are issued by healthcare providers and are generally secured by healthcare real estate.

        Developments and Redevelopments.    We generally commit to development projects that are at least 50% pre-leased or when we believe that market conditions will support speculative construction. We work closely with our local real estate service providers, including brokerage, property management, project management and construction management companies to assist us in evaluating development proposals and completing developments. Our development and redevelopment investments are primarily in our life science and medical office segments. Redevelopments are properties that require significant capital expenditures (generally more than 25% of acquisition cost or existing basis) to achieve property stabilization or to change the primary use of the properties.

        Investment Management.    We co-invest in real estate properties with institutional investors through joint ventures structured as partnerships or limited liability companies. We target institutional investors with long-term investment horizons who seek to benefit from our expertise in healthcare real estate. Predominantly, we retain noncontrolling interests in the joint ventures ranging from 20% to 35% and serve as the managing member. These ventures generally allow us to earn acquisition and asset management fees, and have the potential for promoted interests or incentive distributions based on performance of the joint venture.

        Non-managing member LLC ("DownREITs").    Our DownREIT structures enable us to acquire and hold real estate in operating DownREIT limited liability companies ("LLCs"). In connection with the formation of certain DownREIT LLCs, many members contribute appreciated real estate to the DownREIT LLC in exchange for DownREIT units that can be exchanged at some future date for shares of our stock or, at our election, redeemed for cash. These contributions are generally tax-deferred, so that the pre-contribution gain related to the real estate is not taxed to the contributing member. However, if the contributed real estate is later sold by the DownREIT LLC, the unamortized pre-contribution gain that exists at the date of sale is specifically allocated and taxed to the contributing members. In many of these DownREITs, we entered into indemnification agreements with our members, under which, if any of the appreciated real estate contributed by the members is sold by the DownREIT in a taxable transaction within a specified number of years after the property was contributed, we will reimburse the affected members for the income taxes associated with the pre-contribution gain that is specifically allocated to the affected member. Since the formation of our first DownREIT LLC, we have acquired more than $1.0 billion of real estate utilizing DownREIT structures.

Portfolio Summary

        At December 31, 2010, we managed $14.5 billion of investments in our Owned Portfolio and Investment Management Platform. At December 31, 2010, we also owned $467 million of assets under development, including redevelopment, and land held for future development.

Owned Portfolio

        As of December 31, 2010, our properties under lease and debt investments in our Owned Portfolio consisted of the following (square feet and dollars in thousands):

			Investment(2)				Year Ended December 31, 2010
Segment	Number of Properties	Capacity(1)	Properties Under Lease	Debt		Total Investment	NOI(3)	Interest Income(4)
Senior housing	226	25,822 Units	$4,231,788	$—	(5)	$4,231,788	$354,075	$364
Life science	98	6,508 Sq. ft.	3,135,271	—		3,135,271	228,270	—
Medical office	187	12,965 Sq. ft.	2,226,076	—		2,226,076	181,981	—
Post-acute/SNF	45	5,331 Beds	244,738	1,895,538	(6)	2,140,276	37,042	121,703
Hospital	17	2,368 Beds	648,346	107,328	(5)	755,674	78,661	38,096

Total	573		$10,486,219	$2,002,866		$12,489,085	$880,029	$160,163

        See Note 14 to the Consolidated Financial Statements for additional information on our business segments.

(1)
Senior housing facilities are measured in units (e.g., studio, one or two bedroom units). Life science facilities and medical office buildings are measured in square feet. SNFs and hospitals are measured in licensed bed count.

(2)
Property investments represent: (i) the carrying amount of real estate and intangibles, after adding back accumulated depreciation and amortization; and (ii) the carrying amount of direct financing leases. Debt investment represents the carrying amount of mezzanine, mortgage and other secured loan investments.

(3)
Net Operating Income from Continuing Operations ("NOI") is a non-GAAP supplemental financial measure used to evaluate the operating performance of real estate properties. For the reconciliation of NOI to net income for 2010, refer to Note 14 in our Consolidated Financial Statements.

(4)
Interest income represents interest earned from our debt investments.

(5)
Senior housing interest income includes amounts earned from secured loans that matured or paid off in 2010. Hospital interest income includes amounts earned from debt securities that were sold in 2010.

(6)
At December 31, 2010, our debt investments with a carrying value of $1.6 billion (par value of $1.72 billion) in HCR ManorCare will be paid off at closing of the HCR ManorCare Acquisition. For a more detailed description of the HCR ManorCare Acquisition, see Note 5 of the Consolidated Financial Statements.

Developments and Redevelopments

        At December 31, 2010, in addition to our investments in properties under lease and debt investments, we have an aggregate investment of $467 million in assets under development, including redevelopment, and land held for future development, primarily in our life science and medical office segments.

Investment Management Platform

        As of December 31, 2010, our Investment Management Platform consisted of the following properties under lease (square feet and dollars in thousands):

Segment	Number of Properties	Capacity(1)	HCP's Ownership Interest	Joint Venture Investment(2)	Total Revenues	Total Operating Expenses
Senior housing(3)	25	5,621 Units	35%	$1,101,270	$73,193	$15
Medical office(4)	66	3,383 Sq. ft.	20 - 30%	705,537	76,379	31,755
Life science	4	278 Sq. ft.	50 - 63%	143,378	11,542	1,525
Hospital	4	N/A(5)	20%	81,382	7,894	1,145

Total	99			$2,031,567	$169,008	$34,440

(1)
Senior housing facilities are measured in units (e.g., studio, one or two bedroom units), life science facilities and medical office buildings are measured in square feet and hospitals are measured in licensed bed count.

(2)
Represents the joint ventures' carrying amount of real estate and intangibles, after adding back accumulated depreciation and amortization.

(3)
On January 14, 2011, we acquired our partner's 65% interest and became the sole owner of this 25 senior housing property portfolio. For additional information regarding HCP Ventures II see Note 8 to the Consolidated Financial Statements.

(4)
During 2010, one MOB was placed into redevelopment; its statistics are not included in the medical office information.

(5)
Information not provided by the respective operator or tenant.

Employees of HCP

        At December 31, 2010, we had 148 full-time employees, none of whom is subject to a collective bargaining agreement.

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

        We seek to mitigate the risk to us resulting from the significant healthcare regulatory risks faced by our tenants and operators by diversifying our portfolio among property types and geographical areas, diversifying our tenant and operator base to limit our exposure to any single entity, and seeking tenants and operators who are not largely dependent on Medicaid reimbursement for their revenues. Based on information primarily provided by our tenants and operators, excluding our medical office segment, at December 31, 2010 we estimate that approximately 7% and 4% of the annualized base rental payments received from our tenants and operators are dependant on Medicare and Medicaid reimbursement, respectively.

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

  Life Science Facilities

        While certain of our life science tenants include some well-established companies, other such tenants are less established and, in some cases, may not yet have a product approved by the Food and Drug Administration or other regulatory authorities for commercial sale. Creating a new pharmaceutical product requires substantial investments of time and money, in part, because of the extensive regulation of the healthcare industry; it also entails considerable risk of failure in demonstrating that the product is safe and effective and in gaining regulatory approval and market acceptance.

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

ITEM 1A.    Risk Factors

        The section below discusses the most significant risk factors that may materially adversely affect our business, results of operations and financial condition.

        As set forth below, we believe that the risks facing our company generally fall into the following four categories:

  •
  Risks related to our business;

  •
  Risks related to tax matters including REIT-related risks; and

  •
  Risks related to our legal organizational structure.

Risks Related to Our Business

Volatility in the financial markets may impair our ability to raise capital, obtain new financing or refinance existing obligations and fund real estate and development activities.

        The global financial markets recently have undergone and may continue to experience pervasive and fundamental disruptions. While the capital markets have shown signs of improvement, the sustainability of an economic recovery is uncertain and additional levels of market disruption and volatility could materially adversely impact our ability to raise capital, obtain new financing or refinance our existing obligations as they mature and fund real estate and development activities.

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

We rely on external sources of capital to fund future capital needs and if our access to such capital is unavailable, limited or on unfavorable terms, we may not be able to meet commitments as they become due or make future investments necessary to grow our business.

        We may not be able to fund, from cash retained from operations, all future capital needs. If we are unable to obtain internally needed capital, we might not be able to make the investments needed to grow our business and to meet our obligations and commitments as they mature. As a result, we rely on external sources of capital, including debt and equity financing, to fulfill our capital requirements. Our access to capital depends upon a number of factors, some of which we have little or no control over, including but not limited to:

  •
  general availability of credit and market conditions, including rising interest rates and increased borrowing cost;

  •
  the market price of the shares of our equity securities and the credit ratings of our debt and preferred securities;

  •
  the market's perception of our growth potential and our current and potential future earnings and cash distributions;

  •
  our degree of financial leverage and operational flexibility;

  •
  financial integrity of our lenders that might impair their ability to meet their commitments to us or their willingness to make additional loans to us, and our inability to replace the financing commitment of any such lender on favorable terms, or at all;

  •
  the stability in the market value of our properties;

  •
  the financial performance of our operators, tenants and borrowers; and

  •
  issues facing the healthcare industry, including, but not limited to, healthcare reform and changes in government reimbursement policies.

        If our access to capital is limited by these factors or other factors, it could have a material adverse impact on our ability to refinance our debt obligations, fund dividend payments, acquire properties and fund operations and development activities.

Adverse changes in our credit ratings could impair our ability to obtain additional debt and equity financing on favorable terms, if at all, and negatively impact the market price of our securities, including our common stock.

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

Our level of indebtedness may increase and materially adversely affect our future operations.

        Our indebtedness as of December 31, 2010 was approximately $4.6 billion, and after giving effect to the sale of unsecured notes issued on January 24, 2011 was approximately $7.0 billion. We may incur additional indebtedness in the future, including in connection with the development or acquisition of assets, which may be substantial. Any significant additional indebtedness could negatively affect the credit ratings of our debt and require a substantial portion of our cash flow to make interest and principal payments due on our indebtedness. Greater demands on our cash resources may reduce funds available to us to pay dividends, conduct development activities, make capital expenditures and acquisitions, or carry out other aspects of our business strategy. Increased indebtedness can also limit our ability to adjust rapidly to changing market conditions, make us more vulnerable to general adverse economic and industry conditions and create competitive disadvantages for us compared to other companies with relatively lower debt levels. Increased future debt service obligations may limit our operational flexibility, including our ability to finance or refinance our properties, contribute properties to joint ventures or sell properties as needed.

Covenants related to our indebtedness limit our operational flexibility and breaches of these covenants could materially adversely affect our business, results of operations and financial condition.

        Our unsecured credit facilities, unsecured debt securities and secured debt and other indebtedness that we may incur in the future, require or will require us to comply with a number of customary financial and other covenants, such as maintaining certain levels of debt service coverage, leverage ratio, tangible net worth requirements and REIT status. Our continued ability to incur indebtedness and operate in general is subject to compliance with these financial and other covenants, which limit our operational flexibility. For example, mortgages on our properties contain customary covenants such as those that limit or restrict our ability, without the consent of the lender, to further encumber or sell the applicable properties, or to replace the applicable tenant or operator. Breaches of certain covenants may result in defaults under the mortgages on our properties and cross-defaults under certain of our other indebtedness, even if we satisfy our payment obligations to the respective obligee. Additionally, defaults under the leases or operating agreements related to mortgaged properties, including defaults associated with the bankruptcy of the applicable tenant or operator, may result in a default under the underlying mortgage and cross-defaults under certain of our other indebtedness. Covenants that limit our operational flexibility as well as defaults under our debt instruments could materially adversely affect our business, results of operations and financial condition.

An increase in interest rates could increase interest cost on new debt, and could materially adversely impact our ability to refinance existing debt, sell assets and limit our acquisition and development activities.

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

        From time to time, we may be directly involved in a number of legal proceedings, lawsuits and other claims. See "Legal Proceedings" in Part I, Item 3 in this report for a discussion of certain legal proceedings in which we are involved. We may also be named as defendants in lawsuits allegedly arising out of our actions or the actions of our operators and tenants in which such operators and tenants have agreed to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their respective businesses. An unfavorable resolution of pending or future litigation may have a material adverse effect on our business, results of operations and financial condition. Regardless of its outcome, litigation may result in substantial costs and expenses and significantly divert the attention of management. There can be no assurance that we will be able to prevail in, or achieve a favorable settlement of, pending or future litigation. In addition, pending litigation or future litigation, government proceedings or environmental matters could lead to increased costs or interruption of our normal business operations.

A small number of operators, tenants and borrowers account for a large percentage of our revenues.

        During the year ended December 31, 2010, approximately 38% of our total revenues are generated by our leasing or financial arrangements with the following five companies: Emeritus 10%; HCR ManorCare 9%; Sunrise 8%; HCA 6%; and Brookdale 5%. Upon closing the anticipated HCR ManorCare Acquisition in March 2011, revenues earned from HCR ManorCare will increase significantly. The failure or inability of these operators, tenants or borrowers to meet their obligations to us could materially reduce our cash flow as well as our results of operations, which could in turn reduce the amount of dividends we pay, cause our stock price to decline and have other material adverse effects on our business, results of operations and financial condition.

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

        Transfers of healthcare facilities to successor tenants or operators may be subject to regulatory approvals, including change of ownership approvals under certificate of need laws and Medicare and Medicaid provider arrangements, that are not required for transfers of other types of commercial operations and other types of real estate. The replacement of any tenant or operator could be delayed by the regulatory approval process of any federal, state or local government agency necessary for the transfer of the facility or the replacement of the operator licensed to manage the facility. If we are unable to find a suitable replacement tenant or operator upon favorable terms, or at all, we may take possession of a facility, which might expose us to successor liability or require us to indemnify subsequent operators to whom we might transfer the operating rights and licenses, all of which may materially adversely affect our business, results of operations, and financial condition.

Competition may make it difficult to identify and purchase, or develop, suitable healthcare facilities, to grow our investment portfolio.

        We face significant competition from other REITs, investment companies, private equity and hedge fund investors, sovereign funds, healthcare operators, lenders, developers and other institutional investors, some of whom may have greater resources and lower costs of capital than us. Increased competition makes it more challenging for us to identify and successfully capitalize on opportunities that meet our business goals. If we cannot capitalize on our development pipeline, identify and purchase a sufficient quantity of healthcare facilities at favorable prices or if we are unable to finance acquisitions on commercially favorable terms, our business, results of operations and financial condition may be materially adversely affected.

We may be required to incur substantial renovation costs to make certain of our healthcare properties suitable for other operators and tenants.

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

We face additional risks associated with property development that can render a project less profitable or not profitable at all and, under certain circumstances, prevent completion of development activities once undertaken.

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

Our use of joint ventures may limit our flexibility with jointly owned investments.

        We may develop and/or acquire properties in joint ventures with other persons or entities when circumstances warrant the use of these structures. Our participation in joint ventures is subject to risks that:

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

From time to time, we acquire other companies and if we are unable to successfully integrate these operations, our business, results of operations and financial condition may be materially adversely affected.

        Acquisitions require the integration of companies that have previously operated independently. Successful integration of the operations of these companies depends primarily on our ability to consolidate operations, systems, procedures, properties and personnel and to eliminate redundancies and costs. We may encounter difficulties in these integrations. Potential difficulties associated with acquisitions include the loss of key employees, the disruption of our ongoing business or that of the acquired entity, possible inconsistencies in standards, controls, procedures and policies and the assumption of unexpected liabilities. In addition, the acquired companies and their properties may fail to perform as expected, including in respect of estimated cost savings. Inaccurate assumptions regarding future rental or occupancy rates could result in overly optimistic estimates of future revenues. Similarly, we may underestimate future operating expenses or the costs necessary to bring properties up to standards established for their intended use. If we have difficulties with any of these areas, or if we later discover additional liabilities or experience unforeseen costs relating to our acquired companies, we might not achieve the economic benefits we expect from our acquisitions, and this may materially adversely affect our business, results of operations and financial condition.

From time to time we have made, and in the future we may seek to make, one or more material acquisitions, which may involve the expenditure of significant funds.

        We regularly review potential transactions in order to maximize shareholder value and believe that currently there are available a number of acquisition opportunities that would be complementary to our business, given the recent industry consolidation trend. In connection with our review of such transactions, we regularly engage in discussions with potential acquisition candidates, some of which are material. Any future acquisitions could require the issuance of securities, the incurrence of debt, assumption of contingent liabilities or incurrence of significant expenditures, any of which could materially adversely impact our business, financial condition or results of operations. In addition, the financing required for such acquisitions may not be available on commercially favorable terms or at all.

Loss of our key personnel could temporarily disrupt our operations and adversely affect us

        We are dependent on the efforts of our executive officers. Although our chief executive officer has an employment agreement with us, we cannot assure you that he will remain employed with us. The loss or limited availability of the services of our chief executive officer or any of our executive officers, or our inability to recruit and retain qualified personnel in the future, could, at least temporarily, have a material adverse effect on our business, results of operations and financial condition and be negatively perceived in the capital markets.

We may experience uninsured or underinsured losses, which could result in a significant loss of the capital we have invested in a property, decrease anticipated future revenues or cause us to incur unanticipated expense.

        We maintain comprehensive insurance coverage on our properties with terms, conditions, limits and deductibles that we believe are adequate and appropriate given the relative risk and costs of such coverage. However, a large number of our properties are located in areas exposed to earthquake, windstorm, flood and other natural disasters and may be subject to other losses. In particular, our life science portfolio is concentrated in areas known to be subject to earthquake activity. While we purchase insurance for earthquake, windstorm, flood and other natural disasters that we believe is adequate in light of current industry practice and analysis prepared by outside consultants, there is no assurance that such insurance will fully cover such losses. These losses can decrease our anticipated revenues from a property and result in the loss of all or a portion of the capital we have invested in a property. The insurance market for such exposures can be very volatile and we may be unable to purchase the limits and terms we desire on a commercially reasonable basis in the future. In addition, there are certain exposures where insurance is not purchased as we do not believe it is economically feasible to do so or where there is no viable insurance market.

Environmental compliance costs and liabilities associated with our real estate related investments may materially impair the value of those investments.

        Under various federal, state and local laws, ordinances and regulations, as a current or previous owner of real estate, we may be required to investigate and clean up certain hazardous substances released at a property, and may be held liable to a governmental entity or to third parties for property damage and for investigation and cleanup costs incurred by the third parties in connection with the contamination. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and the costs it incurs in connection with the contamination. Although we (i) currently carry environmental insurance on our properties in an amount and subject to deductibles that we believe are commercially reasonable, and (ii) generally require our operators and tenants to undertake to indemnify us for environmental liabilities they cause, such liabilities could exceed the amount of our insurance, the financial ability of the tenant or operator to indemnify us or the value of the contaminated property. The presence of contamination or the failure to remediate contamination may materially adversely affect our ability to sell or lease the real estate or to borrow using the real estate as collateral. As the owner of a site, we may also be held liable under common law to third parties for damages and injuries resulting from environmental contamination emanating from the site. We may also experience environmental liabilities arising from conditions not known to us.

The bankruptcy, insolvency or financial deterioration of one or more of our major operators or tenants may materially adversely affect our business, results of operations and financial condition.

        We lease our properties directly to operators in most cases, and in certain other cases, we lease to third-party tenants who enter into long-term management agreements with operators to manage the properties. Although our leases, financing arrangements and other agreements with our tenants and operators generally provide us the right under specified circumstances to terminate a lease, evict an operator or tenant, or demand immediate repayment of certain obligations to us, the bankruptcy laws afford certain rights to a party that has filed for bankruptcy or reorganization that may render certain of these remedies unenforceable, or at the least, delay our ability to pursue such remedies. For example, we cannot evict a tenant or operator solely because of its bankruptcy filing. A debtor has the right to assume, or to assume and assign to a third party, or reject its unexpired contracts in a bankruptcy proceeding. If a debtor were to reject its leases with us, our claim against the debtor for unpaid and future rents would be limited by the statutory cap set forth in the U.S. Bankruptcy Code, which may be substantially less than the remaining rent actually owed under the lease. In addition, the inability of our tenants or operators to make payments or comply with certain other lease obligations may affect our compliance with certain covenants contained in our debt securities, credit facilities and the mortgages on the properties leased or managed by such tenants and operators. In addition, under certain conditions, defaults under the underlying mortgages may result in cross-default under our other indebtedness. Although we believe that we would be able to secure amendments under the applicable agreements in those circumstances, the bankruptcy of an applicable operator or tenant may potentially result in less favorable borrowing terms than currently available, delays in the availability of funding or other material adverse consequences. In addition, many of our facilities are leased to health care providers who provide long-term custodial care to the elderly; evicting such operators for failure to pay rent while the facility is occupied may be a difficult and slow process, and may not be successful.

We may be required to impair the carrying values of the straight-line rents receivable or lease intangibles or impair the related carrying value of leased properties.

        Many of our operating leases also contain non-contingent rent escalators for which we recognize income on a straight-line basis over the lease term. This method results in rental income in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset included in the caption "Other assets, net" on our consolidated balance sheets. At some point during the lease, depending on its terms, the cash rent payments eventually exceed the straight-line rent which results in the straight-line rent receivable asset decreasing to zero over the remainder of the lease term. We assess the collectability of the straight-line rent that is expected to be collected in a future period, and, depending on circumstances, we may provide a reserve against the previously recognized straight-line rent receivable asset for a portion, up to its full value, that we estimate may not be recoverable. In addition, upon acquisition of a leased property that we account for as an operating lease, we may record lease-related intangible assets. The balance of straight-line rent receivable at December 31, 2010, net of allowances was $207 million. We had approximately $316 million of lease-related intangible assets, net of amortization, and $148 million of lease-related intangible liabilities, net of amortization, associated with our operating leases at December 31, 2010. To the extent any of the operators or tenants for our properties, for the reasons discussed above, become unable to pay amounts due, we may be required to impair the carrying values of the straight-line rents receivable or lease intangibles or may impair the related carrying value of leased properties.

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

Operators and tenants that fail to comply with the requirements of governmental reimbursement programs such as Medicare or Medicaid, may cease to operate or be unable to meet their financial and other contractual obligations to us.

        Certain of our operators and tenants are affected by an extremely complex set of federal, state and local laws and regulations that are subject to frequent and substantial changes (sometimes applied retroactively) resulting from legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing law. See "Item 1—Business—Government Regulation, Licensing and Enforcement" above. For example, to the extent that any of our operators or tenants receive a significant portion of their revenues from governmental payors, primarily Medicare and Medicaid, such revenues may be subject to:

  •
  statutory and regulatory changes;

  •
  retroactive rate adjustments;

  •
  recovery of program overpayments or set-offs;

  •
  administrative rulings;

  •
  policy interpretations;

  •
  payment or other delays by fiscal intermediaries or carriers;

  •
  government funding restrictions (at a program level or with respect to specific facilities); and

  •
  interruption or delays in payments due to any ongoing governmental investigations and audits at such property.

        In recent years, governmental payors have frozen or reduced payments to healthcare providers due to budgetary pressures. Healthcare reimbursement will likely continue to be of significant importance to federal and state authorities. We cannot make any assessment as to the ultimate timing or the effect that any future legislative reforms may have on our operators' and tenants' costs of doing business and on the amount of reimbursement by government and other third-party payors. The failure of any of our operators or tenants to comply with these laws, requirements and regulations could materially adversely affect their ability to meet their financial and contractual obligations to us.

Operators and tenants that fail to comply with federal, state and local licensure, certification and inspection laws and regulations may cease to operate or be unable to meet their financial and other contractual obligations to us.

        Certain of our operators and tenants are subject to extensive federal, state and local licensure, certification and inspection laws and regulations. Our operators' or tenants' failure to comply with any of these laws could result in loss of accreditation, denial of reimbursement, imposition of fines, suspension or decertification from federal and state healthcare programs, loss of license or closure of the facility. For example, certain of our properties may require a license and/or certificate of need to operate. Failure of any operator or tenant to obtain a license or certificate of need, or loss of a required license or certificate of need, would prevent a facility from operating in the manner intended by such operator or tenant. Additionally, failure of our operators and tenants to generally comply with applicable laws and regulations may have an adverse effect on facilities owned by or mortgaged to us, and therefore may materially adversely impact us. See "Item 1—Business—Government Regulation, Licensing and Enforcement—Healthcare Licensure and Certificate of Need" above.

The impact of the comprehensive healthcare regulation enacted in 2010 on us and operators and tenants cannot accurately be predicted.

        Legislative proposals are introduced or proposed in Congress and in some state legislatures each year that would affect major changes in the healthcare system, either nationally or at the state level. While Congress passed comprehensive legislation last year that provides for significant changes to the U.S. healthcare system over the next ten years, Congress is currently considering making changes to that new legislation. In addition, the comprehensive health care legislation passed by Congress in 2010 provides for extensive future rulemaking by regulatory authorities. We cannot accurately predict whether any pending legislative proposals will be adopted or, if adopted, what effect, if any, these proposals would have on our operators and tenants and, thus, our business. Similarly, while we can anticipate that some of the rulemaking that will be promulgated by regulatory authorities will affect our operators and tenants and the manner in which they are reimbursed by the federal health care programs, we cannot accurately predict today the impact of those regulations on our operators and tenants and thus on our business.

Increased competition, as well as an inability to grow revenues as originally forecast, have resulted in lower net revenues for some of our operators and tenants and may affect their ability to meet their financial and other contractual obligations to us.

        The healthcare industry is highly competitive and can become more competitive in the future. The occupancy levels at, and rental income from, our facilities is dependent on our ability and the ability of our operators and tenants to maintain and increase such levels and income, and to compete with entities that have substantial capital resources. These entities compete with other operators and tenants on a number of different levels, including: the quality of care provided, reputation, the physical appearance of a facility, price, the range of services offered, family preference, alternatives for healthcare delivery, the supply of competing properties, physicians, staff, referral sources, location, and the size and demographics of the population in the surrounding area. Private, federal and state payment programs and the effect of laws and regulations may also have a significant influence on the profitability of the properties and their tenants. Our operators and tenants also compete with numerous other companies providing similar healthcare services or alternatives such as home health agencies, life care at home, community-based service programs, retirement communities and convalescent centers. Such competition, which has intensified due to overbuilding in some segments in which we invest, has caused the occupancy rate of newly constructed buildings to slow and the monthly rate that many newly built and previously existing facilities were able to obtain for their services to decrease. We cannot be certain that the operators and tenants of all of our facilities will be able to achieve occupancy and rate levels that will enable them to meet all of their obligations to us. Further, many competing companies may have resources and attributes that are superior to those of our operators and tenants. Thus, our operators and tenants may encounter increased competition in the future that could limit their ability to maintain or attract residents or expand their businesses which could materially adversely affect their ability to meet their financial and other contractual obligation to us, potentially decreasing our revenues and increasing our collection and dispute costs.

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

Our operators and tenants are faced with litigation and may experience rising liability and insurance costs.

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

Our tenants in the life science industry face high levels of regulation, expense and uncertainty.

        Life science tenants, particularly those involved in developing and marketing pharmaceutical products, are subject to certain unique risks, as follows:

  •
  some of our tenants require significant outlays of funds for the research, development and clinical testing of their products and technologies. If private investors, the government or other sources of funding are unavailable to support such activities, a tenant's business may be adversely affected or fail;

  •
  the research, development, clinical testing, manufacture and marketing of some of our tenants' products require federal, state and foreign regulatory approvals which may be costly or difficult to obtain;

  •
  even after a life science tenant gains regulatory approval and market acceptance, the product may still present significant regulatory and liability risks, including, among others, the possible later discovery of safety concerns, competition from new products, and ultimately the expiration of patent protection for the product;

  •
  our tenants with marketable products may be adversely affected by healthcare reform and the reimbursement policies of government or private healthcare payors; and

  •
  our tenants may be unable to adequately protect their intellectual property under patent, copyright or trade secret laws.

        We cannot assure you that our life science tenants will be successful in their businesses. If our tenants' businesses are adversely affected, they may have difficulty making payments to us, which could materially adversely affect our business, results of operations and financial condition.

Tax and REIT-Related Risks

Loss of our tax status as a REIT would substantially reduce our available funds and would have material adverse consequences to us and the value of our common stock.

        Qualification as a REIT involves the application of numerous highly technical and complex provisions of the Internal Revenue Code of 1986, as amended (the "Code"), for which there are only limited judicial and administrative interpretations, as well as the determination of various factual matters and circumstances not entirely within our control. We intend to continue to operate in a manner that enables us to qualify as a REIT. However, our qualification and taxation as a REIT depend upon our ability to meet, through actual annual operating results, asset diversification, distribution levels and diversity of stock ownership, the various qualification tests imposed under the Code. For example, to qualify as a REIT, at least 95% of our gross income in any year must be derived from qualifying sources, and we must make distributions to our stockholders aggregating annually at least 90% of our REIT taxable income, excluding net capital gains. In addition, new legislation, regulations, administrative interpretations or court decisions could change the tax laws or interpretations of the tax laws regarding qualification as a REIT, or the federal income tax consequences of that qualification, in a manner that is materially adverse to our stockholders. Accordingly, there is no assurance that we have operated or will continue to operate in a manner so as to qualify or remain qualified as a REIT.

        If we lose our REIT status, we will face serious tax consequences that will substantially reduce the funds available to make payments of principal and interest on the debt securities we issue and to make distributions to stockholders. If we fail to qualify as a REIT:

  •
  we will not be allowed a deduction for distributions to stockholders in computing our taxable income;

  •
  we will be subject to corporate-level income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates;

  •
  we could be subject to increased local income taxes; and

  •
  unless we are entitled to relief under relevant statutory provisions, we will be disqualified from taxation as a REIT for the four taxable years following the year during which we fail to qualify as a REIT.

        As a result of all these factors, our failure to qualify as a REIT also could impair our ability to expand our business and raise capital, and could materially adversely affect the value of our common stock.

Certain property transfers may generate prohibited transaction income, resulting in a penalty tax on gain attributable to the transaction.

        From time to time, we may transfer or otherwise dispose of some of our properties. Under the Code, any gain resulting from transfers of properties that we hold as inventory or primarily for sale to customers in the ordinary course of business would be treated as income from a prohibited transaction subject to a 100% penalty tax. Since we acquire properties for investment purposes, we do not believe that our occasional transfers of property are properly treated as prohibited transactions. However, the determination that a transfer constitutes a prohibited transaction is based on the facts and circumstances surrounding each transfer. The Internal Revenue Service ("IRS") may contend that certain transfers of properties by us are prohibited transactions. While we believe that the IRS would not prevail in any such dispute, if the IRS were to argue successfully that a transfer of property constituted a prohibited transaction, then we would be required to pay a 100% penalty tax on any gain from the prohibited transaction. In addition, income from a prohibited transaction might materially adversely affect our ability to satisfy the income tests for qualification as a REIT for federal income tax purposes.

We could in the future choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive.

        Under certain circumstances, a stock dividend will be a taxable dividend if each stockholder can elect to receive the distribution in cash, even if the aggregate cash amount paid to all stockholders is limited. Accordingly, if we decide to pay a stock dividend in such a manner, your taxable dividend will include the amount of stock and your tax liability with respect to such dividend may be significantly greater than the amount of cash you receive.

We could have potential deferred and contingent tax liabilities from corporate acquisitions that could limit, delay or impede future sales of our properties.

        If, during the ten-year period beginning on the date we acquire certain companies, we recognize gain on the disposition of any property acquired, then, to the extent of the excess of (i) the fair market value of such property as of the acquisition date over (ii) our adjusted income tax basis in such property as of that date, we will be required to pay a corporate-level federal income tax on this gain at the highest regular corporate rate. There can be no assurance that these triggering dispositions will not occur, and these requirements could limit, delay or impede future sales of our properties.

        In addition, the IRS may assert liabilities against us for corporate income taxes for taxable years prior to the time that we acquire certain companies, in which case we will owe these taxes plus interest and penalties, if any.

There are uncertainties relating to the calculation of non-REIT tax earnings and profits ("E&P") in certain acquisitions, which may require us to distribute E&P.

        In order to remain qualified as a REIT, we are required to distribute to our stockholders all of the accumulated non-REIT E&P of certain companies that we acquire, prior to the close of the first taxable year in which the acquisition occurs. Failure to make such E&P distributions would result in our disqualification as a REIT. The determination of the amount to be distributed in such E&P distributions is a complex factual and legal determination. We may have less than complete information at the time we undertake our analysis, or we may interpret the applicable law differently from the IRS.

We currently believe that we have satisfied the requirements relating to such E&P distributions. There are, however, substantial uncertainties relating to the determination of E&P, including the possibility that the IRS could successfully assert that the taxable income of the companies acquired should be increased, which would increase our non-REIT E&P. Moreover, an audit of the acquired company following our acquisition could result in an increase in accumulated non-REIT E&P, which could require us to pay an additional taxable distribution to our then-existing stockholders, if we qualify under rules for curing this type of default, or could result in our disqualification as a REIT.

        Thus, we might fail to satisfy the requirement that we distribute all of our non-REIT E&P by the close of the first taxable year in which the acquisition occurs. Moreover, although there are procedures available to cure a failure to distribute all of our E&P, we cannot now determine whether we will be able to take advantage of these procedures or the economic impact on us of doing so.

Risks Related to our Legal Organizational Structure

Our charter contains ownership limits with respect to our common stock and other classes of capital stock.

        Our charter contains restrictions on the ownership and transfer of our common stock and preferred stock that are intended to assist us in preserving our qualification as a REIT. Under our charter, subject to certain exceptions, no person or entity may own, actually or constructively, more than 9.8% (by value or by number of shares, whichever is more restrictive) of the outstanding shares of our common stock or any class or series of our preferred stock.

        Additionally, our charter has a 9.9% ownership limitation on the direct or indirect ownership of our voting shares, which may include common stock or other classes of capital stock. Our Board of Directors, in its sole discretion, may exempt a proposed transferee from either ownership limit. The ownership limits may delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or might otherwise be in the best interests of our stockholders.

We are subject to certain provisions of Maryland law and our charter relating to business combinations.

        The Maryland Business Combination Act provides that unless exempted, a Maryland corporation may not engage in business combinations, including a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities with an "interested stockholder" or an affiliate of an interested stockholder for five years after the most recent date no which the interested stockholder became an interested stockholder, and thereafter unless specified criteria are met. An interested stockholder is generally a person owning or controlling, directly or indirectly, 10% or more of the voting power of the outstanding voting stock of a Maryland corporation. Unless our Board of Directors takes action to exempt us, generally or with respect to certain transactions, from this statute in the future, the Maryland Business Combination Act will be applicable to business combinations between us and other persons.

        In addition to the restrictions on business combinations contained in the Maryland Business Combination Act, our charter also contains restrictions on business combinations. Our charter requires that, except in certain circumstances, "business combinations", including a merger or consolidation, and certain asset transfers and issuances of securities, with a "related person", including a beneficial owner of 10% or more of our outstanding voting stock, be approved by the affirmative vote of the holders of at least 90% of our outstanding voting stock.

        The restrictions on business combinations provided under Maryland law and contained in our charter may delay, defer or prevent a change of control or other transaction even if such transaction involves a premium price for our common stock or our stockholders believe that such transaction is otherwise in their best interests.

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

  •
  Where the expected risk-adjusted return exceeds our cost of capital;

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

  •
  Prospects for liquidity through financing or refinancing; and

  •
  Our access to and cost of capital.

        The following summarizes our property investments as of and for the year ended December 31, 2010 (square feet and dollars in thousands).

				2010
Facility Location	Number of Facilities	Capacity(1)	Gross Real Estate(2)	Rental Revenues(3)	Operating Expenses
Senior housing:		(Units)
California	27	3,131	$571,843	$82,767	$28,192
Florida	28	3,471	440,372	40,951	45
Texas	24	3,246	379,938	38,211	—
Virginia	10	1,333	272,249	20,961	53
Illinois	11	983	190,891	13,261	—
New Jersey	8	803	179,553	11,518	53
Colorado	5	893	175,158	11,665	1
Alabama	3	626	142,743	12,248	27
Other (26 States)	83	8,195	1,221,886	101,926	500

Total senior housing	199	22,681	$3,574,633	$333,508	$28,871

Life science:		(Sq. Ft.)
California	88	5,838	$2,817,199	$263,903	$46,991
Utah	10	670	114,134	12,859	1,501

Total life science	98	6,508	2,931,333	276,762	48,492

Medical office:		(Sq. Ft.)
Texas	45	4,064	$611,960	$94,359	$43,773
California	14	788	189,316	26,767	14,237
Colorado	16	1,031	177,325	26,050	11,227
Washington	6	651	150,331	27,163	10,058
Tennessee	16	1,462	142,898	25,066	10,120
Florida	19	1,010	135,379	23,614	10,277
Utah	22	956	128,152	16,774	4,614
Kentucky	9	794	41,656	13,263	4,423
Other (18 States and Mexico)	40	2,209	546,084	56,808	19,154

Total medical office	187	12,965	2,123,101	309,864	127,883

Post-acute/skilled nursing:		(Beds)
Virginia	9	934	$59,640	$6,854	$2
Indiana	8	847	44,174	7,509	—
Ohio	8	1,120	43,040	7,381	3
Colorado	2	240	13,899	1,587	—
California	3	379	13,558	2,225	36
Tennessee	4	572	12,557	3,444	107
Nevada	2	267	12,350	2,764	—
Other (7 States)	9	972	35,559	5,478	52

Total post-acute/skilled nursing	45	5,331	$234,777	$37,242	$200

				2010
Facility Location	Number of Facilities	Capacity(1)	Gross Real Estate(2)	Rental Revenues(3)	Operating Expenses
Hospital:		(Beds)
Texas	4	959	$212,034	$29,160	$4,793
California	2	176	123,517	16,835	—
Georgia	2	274	79,749	11,481	3
North Carolina	1	355	72,500	7,789	50
Florida	1	199	62,450	7,767	—
Other (6 States)	7	405	83,959	10,459	(16)

Total hospital	17	2,368	$634,209	$83,491	$4,830

Total properties	546		$9,498,053	$1,040,867	$210,276

(1)
Senior housing facilities are apartment-like facilities and are therefore measured in units (e.g. studio, one or two bedroom apartments). Life science facilities and medical office buildings are measured in square feet. SNFs and hospitals are measured in licensed bed count.

(2)
Gross real estate represents the carrying amount of real estate after adding back accumulated depreciation and amortization.

(3)
Rental revenues represent the combined amount of rental and related revenues and tenant recoveries.

        On January 14, 2011, we acquired our partner's 65% interest in a joint venture that owns 25 senior housing assets, becoming the sole owner of the portfolio. This transaction valued the venture's real estate assets at $860 million. The senior housing facilities are located in Arizona, California, Florida, Illinois, Rhode Island and Texas.

        The following table summarizes key operating and leasing statistics for all of our operating leases as of and for the years ended December 31, (square feet and dollars in thousands):

	2010	2009	2008	2007	2006
Senior housing:
Average occupancy percentage(1)	86%	87%	89%	90%	91%
Average effective annual rental per unit(1)(2)	$13,674	$12,366	$12,931	$12,516	$11,239
Units(2)	22,681	21,830	21,833	21,711	20,543
Life science:
Average occupancy percentage	89%	91%	88%	83%	99%
Average effective annual rental per square foot	$38	$39	$32	$30	$20
Square feet(2)	6,508	6,083	6,072	5,843	847
Medical office:
Average occupancy percentage	91%	91%	90%	91%	92%
Average effective annual rental per square foot	$23	$23	$22	$21	$15
Square feet(2)	12,965	12,722	12,716	12,726	11,741
Post-acute/skilled nursing:
Average occupancy percentage(1)	85%	85%	87%	87%	87%
Average effective annual rental per bed(1)(2)	$6,778	$6,648	$6,432	$6,603	$6,221
Beds(2)	5,331	5,331	5,331	5,025	5,123
Hospital:
Average occupancy percentage(1)	58%	58%	62%	60%	63%
Average effective annual rental per bed(1)(2)	$33,855	$30,529	$34,354	$31,306	$32,637
Beds(2)	2,368	2,345	2,361	2,347	1,311

(1)
Represents occupancy and unit/bed amounts as reported by the respective tenants or operators. Certain operators in our hospital portfolio are not required under their respective leases to provide operational data.

(2)
Per unit rental amounts are presented as a ratio of base rents earned by us divided by the capacity of our facilities. Effective annual rental amounts primarily exclude non-cash revenue adjustments, (i.e., straight-line rents, amortization of above and below market lease intangibles and deferred revenues) termination fees and tenant recoveries. The capacity for senior housing facilities is measured in units (e.g., studio, one or two bedroom units). The capacity for life science facilities and medical office buildings is measured in square feet. The capacity for SNFs and hospitals is measured in licensed bed count.

Development Properties

        The following table sets forth the properties owned by us in our life science and medical office segments as of December 31, 2010 that are currently under redevelopment (dollars in thousands):

Name of Project	Location	Estimated/ Actual Completion Date(1)	Total Investment To Date(2)	Estimated Total Investment
Life science:
500/600 Saginaw	Redwood City, CA	1Q 2010	$39,761	$52,029
Modular Labs IV(3)	So. San Francisco, CA	4Q 2010	49,985	55,948
Soledad (Westridge)	San Diego, CA	2Q 2011	9,807	14,582
1030 Massachusetts Avenue	Cambridge, MA	1Q 2012	19,296	39,172
Medical office:
Knoxville	Knoxville, TN	3Q 2011	5,729	8,740
Westpark Plaza	Plano, TX	1Q 2012	9,497	16,022
Folsom Blvd	Sacramento, CA	1Q 2012	27,875	36,800
Innovation Drive	San Diego, CA	1Q 2012	23,482	37,100

			$185,432	$260,393

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

(2)
Investment-to-date of $185 million includes the following: (i) $46 million in development costs and construction in progress, (ii) $90 million of buildings and (iii) $49 million of land. Development costs and construction in progress of $144 million presented on the Consolidated Balance Sheet includes the following: (i) $46 million of costs for development projects in process; (ii) $60 million of costs for land held for development; and (iii) $38 million for tenant and other facility related improvement projects in process.

(3)
Represents three facilities, one of which was placed in redevelopment (out of service) in 2010.

Tenant Lease Expiration

        The following table shows tenant lease expirations, including those related to direct financing leases ("DFLs"), for the next 10 years and thereafter at our leased properties, assuming that none of the tenants exercise any of their renewal options (dollars in thousands):

		Expiration Year
Segment	Total	2011(2)	2012	2013	2014	2015	2016	2017	2018	2019	2020	Thereafter
Senior housing:
Properties	226	—	1	4	5	1	19	12	49	12	33	90
Base rent(1)	$333,127	$—	$324	$18,781	$4,908	$197	$30,562	$19,329	$90,229	$15,021	$48,769	$105,007
% of segment base rent	100	—	—	6	1	—	9	6	27	4	15	32
Life science:
Square feet	5,876	358	144	184	595	892	139	667	635	—	922	1,340
Base rent(1)	$212,714	$10,754	$4,362	$5,995	$15,250	$25,858	$3,881	$24,684	$27,258	$—	$40,077	$54,595
% of segment base rent	100	5	2	3	7	12	2	12	12	—	19	26
Medical office:
Square feet	11,798	1,621	1,471	1,708	1,364	1,322	691	696	797	670	829	629
Base rent(1)	$247,928	$37,153	$32,364	$31,333	$30,272	$29,048	$12,973	$14,769	$15,730	$13,556	$18,779	$11,951
% of segment base rent	100	15	13	13	12	12	5	6	6	6	8	4
Skilled nursing:
Properties	45	—	—	—	9	1	6	9	3	12	4	1
Base rent(1)	$36,379	$—	$—	$—	$6,930	$429	$5,346	$8,193	$1,650	$9,693	$2,915	$1,223
% of segment base rent	100	—	—	—	19	1	15	22	5	27	8	3
Hospital:
Properties	17	—	—	1	3	—	—	2	—	4	—	7
Base rent(1)	$65,749	$—	$—	$2,478	$16,018	$—	$—	$4,547	$—	$6,273	$—	$36,433
% of segment base rent	100	—	—	4	24	—	—	7	—	10	—	55
Total:
Base rent(1)	$895,897	$47,907	$37,050	$58,587	$73,378	$55,532	$52,762	$71,522	$134,867	$44,543	$110,540	$209,209
% of total base rent	100	5	4	7	8	6	6	8	15	5	12	24

(1)
The most recent monthly base rent (including additional rent floors) annualized for twelve months. Base rent does not include tenant recoveries, additional rents in excess of floors and non-cash revenue adjustments (i.e., straight-line rents, amortization of above and below market lease intangibles, interest accretion and deferred revenues).

        The following is a graphical presentation of our total tenant lease expirations (as presented above) for the next 10 years and thereafter at our leased properties, assuming that none of the tenants exercise any of their renewal options (dollars in millions):

Total Lease Expirations Graph

        We specifically incorporate by reference into this section the information set forth in Schedule III: Real Estate and Accumulated Depreciation, included in this report.

ITEM 3.    Legal Proceedings

        See the Ventas, Inc. ("Ventas") and Sunrise litigation matters under the heading "Legal Proceedings" of Note 12 to the Consolidated Financial Statements for information regarding legal proceedings, which information is incorporated by reference in this Item 3.

ITEM 4.    (Removed and Reserved)

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is listed on the New York Stock Exchange. Set forth below for the fiscal quarters indicated are the reported high and low sales prices per share of our common stock on the New York Stock Exchange.

	2010		2009		2008
	High	Low	High	Low	High	Low
First Quarter	$34.37	$26.70	$27.77	$14.93	$35.14	$26.80
Second Quarter	34.50	28.53	24.50	17.07	38.75	31.14
Third Quarter	38.05	31.08	30.73	19.79	42.16	30.12
Fourth Quarter	37.65	31.87	33.45	26.94	39.83	14.26

        At February 2, 2011, we had approximately 12,585 stockholders of record and there were approximately 153,038 beneficial holders of our common stock.

        It has been our policy to declare quarterly dividends to the common stockholders so as to comply with applicable provisions of the Internal Revenue Code governing REITs. The cash dividends per share paid on common stock are set forth below:

	2010	2009	2008
First Quarter	$0.465	$0.46	$0.455
Second Quarter	0.465	0.46	0.455
Third Quarter	0.465	0.46	0.455
Fourth Quarter	0.465	0.46	0.455

Total	$1.86	$1.84	$1.82

        On January 27, 2011, we announced that our Board of Directors declared a quarterly common stock cash dividend of $0.48 per share. The common stock dividend will be paid on February 23, 2011 to stockholders of record as of the close of business on February 10, 2011.

        On January 27, 2011, we announced that our Board of Directors declared a quarterly cash dividend of $0.45313 per share on our Series E cumulative redeemable preferred stock and $0.44375 per share on our Series F cumulative redeemable preferred stock. These dividends will be paid on March 31, 2011 to stockholders of record as of the close of business on March 15, 2011.

        The table below sets forth the information with respect to purchases of our common stock made by or on our behalf during the quarter ended December 31, 2010.

ISSUER PURCHASES OF EQUITY SECURITIES

Period Covered	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number (Or Approximate Dollar Value) Of Shares That May Yet Be Purchased Under The Plans Or Programs
October 1-31, 2010	5,462	$36.89	—	—
November 1-30, 2010	143	32.55	—	—
December 1-31, 2010	617	33.31	—	—

Total	6,222	36.44	—	—

(1)
Represents restricted shares withheld under our 2006 Performance Incentive Plan (the "2006 Incentive Plan"), to offset tax withholding obligations that occur upon vesting of restricted shares. Our 2006 Incentive Plan provides that the value of the shares withheld shall be the closing price of our common stock on the date the relevant transaction occurs.

  Stock Price Performance Graph

        The graph below compares the cumulative total return of HCP, the S&P 500 Index and the Equity REIT Index of the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"), from January 1, 2006 to December 31, 2010. Total return assumes quarterly reinvestment of dividends before consideration of income taxes.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

AMONG S&P 500, EQUITY REITS AND HCP, Inc.

RATE OF RETURN TREND COMPARISON

JANUARY 1, 2006–DECEMBER 31, 2010

(JANUARY 1, 2006 = 100)

Stock Price Performance Graph Total Return

Assumes $100 invested January 1, 2006 in HCP, S&P 500 Index and NAREIT Equity REIT Index.

ITEM 6.    Selected Financial Data

        Set forth below is our selected financial data as of and for each of the years in the five year period ended December 31, 2010.

	Year Ended December 31,(1)(2)
	2010	2009(3)	2008	2007	2006
	(Dollars in thousands, except per share data)
Income statement data:
Total revenues	$1,255,134	$1,148,902	$1,144,996	$945,512	$473,332
Income from continuing operations	321,592	101,143	224,506	129,000	41,293
Net income applicable to common shares	307,498	109,069	425,368	565,080	393,681
Income from continuing operations applicable to common shares:
Basic earnings per common share	0.93	0.23	0.76	0.39	0.02
Diluted earnings per common share	0.93	0.23	0.76	0.39	0.02
Net income applicable to common shares:
Basic earnings per common share	1.01	0.40	1.79	2.72	2.66
Diluted earnings per common share	1.00	0.40	1.79	2.70	2.65
Balance sheet data:
Total assets	13,331,923	12,209,735	11,849,826	12,521,772	10,012,749
Debt obligations(4)	4,646,345	5,656,143	5,937,456	7,510,907	6,202,015
Total equity	8,146,047	5,958,609	5,407,840	4,442,980	3,455,801
Other data:
Dividends paid	590,735	517,072	457,643	393,566	266,814
Dividends paid per common share	1.86	1.84	1.82	1.78	1.70

(1)
Reclassification, presentation and certain computational changes have been made for the results of properties sold or held for sale reclassified to discontinued operations.

(2)
On August 3, 2009, we purchased a participation in the first mortgage debt of HCR ManorCare and on December 21, 2007, we made an investment in HCR ManorCare mezzanine loans. We completed our acquisitions of Slough Estates USA, Inc. ("SEUSA") on August 1, 2007, and CRP and CRC on October 5, 2006. The impact on our results of operations from these investments is reflected in our consolidated financial statements from those dates.

(3)
On September 4, 2009, a jury returned a verdict in favor of Ventas in an action brought against us. The jury awarded Ventas approximately $102 million in compensatory damages, which we recorded as a litigation provision expense during the year ended December 31, 2009.

(4)
Includes bank line of credit, bridge and term loans, senior unsecured notes, mortgage and other secured debt, and other debt.

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

  (l)
  The risk that we may not be able to achieve the benefits of investments within expected time-frames or at all, or within expected cost projections;

  (m)
  The ability to obtain financing necessary to consummate acquisitions on favorable terms; and

  (n)
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

        The information set forth in this Item 7 is intended to provide readers with an understanding of our financial condition, changes in financial condition and results of operations. We will discuss and provide our analysis in the following order:

  •
  Executive Summary

  •
  2010 Transaction Overview

  •
  Dividends

  •
  Critical Accounting Policies

  •
  Results of Operations

  •
  Liquidity and Capital Resources

  •
  Non-GAAP Financial Measure—Funds from Operations

  •
  Off-Balance Sheet Arrangements

  •
  Contractual Obligations

  •
  Inflation

  •
  Recent Accounting Pronouncements

Executive Summary

        We are a self-administered REIT that, together with our unconsolidated joint ventures, invests primarily in real estate serving the healthcare industry in the U.S. We acquire, develop, lease, manage and dispose of healthcare real estate and provide financing to healthcare providers. At December 31, 2010, our portfolio of investments, including properties owned by our Investment Management Platform, consisted of interests in 672 facilities and $2.0 billion of mezzanine and other secured loan investments.

        Our business strategy is based on three principles: (i) opportunistic investing, (ii) portfolio diversification, and (iii) conservative financing. We actively redeploy capital from investments with lower return potential into assets with higher return potential. We make investments where the expected risk-adjusted return exceeds our cost of capital and strive to capitalize on our operator, tenant and other business relationships.

        Our strategy contemplates acquiring and developing properties on terms that are favorable to us. Generally, we prefer larger, more complex private transactions that leverage our management team's experience and our infrastructure.

        We follow a disciplined approach to enhancing the value of our existing portfolio, including ongoing evaluation of potential disposition of properties that no longer fit our strategy. During the year ended December 31, 2010, we sold real estate and debt investments for $230 million, resulting in gains of $33 million.

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

2010 Transaction Overview

  HCR ManorCare Facilities Acquisition

        On December 13, 2010, we signed a definitive agreement to acquire substantially all of the real estate assets of HCR ManorCare for total consideration of $6.1 billion that includes: (i) $3.53 billion in cash; (ii) $1.72 billion (par value) reinvestment of our existing debt investments in HCR ManorCare; and (iii) subject to certain adjustments, 25.7 million shares of our common stock to be issued directly to the shareholders of HCR ManorCare, or, at our option, a cash equivalent of $852 million. We will acquire 334 HCR ManorCare post-acute, skilled nursing and assisted living facilities. The facilities are located in 30 states, with the highest concentrations in Ohio, Pennsylvania, Florida, Illinois and Michigan. A wholly-owned subsidiary of HCR ManorCare will continue to operate the assets pursuant to a long-term triple-net master lease supported by a guaranty from HCR ManorCare.

  HCP Ventures II Purchase

        On January 14, 2011, we acquired our partner's 65% interest in a joint venture that owns 25 senior housing assets, becoming the sole owner of the portfolio. At closing, we paid approximately $137 million in cash for the interest and assumed our partner's share of approximately $650 million of Fannie Mae debt secured by the assets. This transaction valued the venture's real estate assets at $860 million. The assets were originally acquired on October 5, 2006, through our acquisition of CNL Retirement Properties, Inc., and were contributed to the joint venture in January 2007.

  Acquired Debt Investments in Genesis Healthcare

        In September and October 2010, we acquired debt investments in Genesis for $290 million, representing a $38 million discount from their aggregate par value of $328 million. The investments represent a portion of the $1.671 billion of debt incurred with the $2.0 billion acquisition of Genesis in July 2007. The $328 million investment consists of two participation interests in the senior term loan with an aggregate par value of $277.6 million that were purchased for $249.9 million and a $50 million participation interest in the secured mezzanine debt that was purchased for $40 million.

        The senior loan bears interest on the par value at LIBOR (subject to a current floor of 1.5% increasing to 2.5% by maturity) plus a spread of 4.75% increasing to 5.75% by maturity. The senior loan is prepayable anytime without penalty, matures in September 2014 and is secured by all of Genesis' assets. The mezzanine note bears interest on the par value at LIBOR plus a spread of 7.50% and matures in September 2014. In addition to the coupon interest payments, the mezzanine note requires payment of a termination fee, of which our share is currently $2 million, increasing to a maximum of $5 million if the debt is repaid in full at maturity. The mezzanine note is subordinate to the senior loan and secured by the indirect pledge of equity ownership in Genesis' assets.

  Transition of 27 Sunrise-managed Communities

        On November 1, 2010, we exercised our rights to terminate management contracts relating to 27 senior housing communities previously operated by Sunrise. We had acquired these termination rights as a part of our previously announced August 2010 settlement with Sunrise. These senior housing communities are now master-leased to and operated by Emeritus. Our net investment to acquire the termination rights to transition these 27 communities to Emeritus was $41 million, which was comprised of a $50 million payment to Sunrise that was partially offset for certain working capital acquired in conjunction with this transaction.

  Other Investment Transactions

        During the year ended December 31, 2010, we made additional investments of $431 million as follows: (i) acquisition of real estate of $255 million; (ii) funding construction and other capital projects of $135 million primarily in our life science segment and (iii) buyout of management contracts for 27 Sunrise-managed communities for $41 million (discussed above). Additional details regarding certain of the above investments are as follows:

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

  •
  On June 1, 2010, we acquired four senior housing facilities for $102 million. These facilities are leased to Emeritus under a master lease agreement that has an initial term of 10 years and two 10-year renewal options.

        During the year ended December 31, 2010, we sold investments of $230 million as follows: (i) $174 million of debt investments, recognizing gains of $13 million and (ii) sales of real estate and other debt investments for $76 million, recognizing gain on sales of real estate of $21 million.

  Financings

        During the year ended December 31, 2010, we raised $2.5 billion in equity capital, as discussed below:

  •
  On December 20, 2010, we completed a $1.472 billion public offering of 46 million shares of common stock at a price of $32.00 per share and received total net proceeds of $1.413 billion.

  •
  On November 8, 2010, we completed a $486 million public offering of 13.8 million shares of common stock at a price of $35.25 per share and received total net proceeds of $467 million.

  •
  In June 2010, we initiated a public offering, which resulted in the sale of 15.5 million shares of common stock at a price of $33.00 per share for gross proceeds of $512 million. This offering included: (i) the June 2010 public offering of 13.5 million shares for $445.5 million; and (ii) the

    July 2010 sale of 2.025 million shares, for $66.8 million, as a result of the underwriters exercising the over-allotment option from the June 2010 public offering. We received total net proceeds of $492 million from these sales.

        On January 24, 2011, we issued $2.4 billion of senior unsecured notes as follows: (i) $400 million of 2.70% notes due 2014; (ii) $500 million of 3.75% notes due 2016; (iii) $1.2 billion of 5.375% notes due 2021; and (iv) $300 million of 6.75% notes due 2041. The notes have a weighted average maturity of 10.3 years and a weighted average yield of 4.83%. The net proceeds of the offering were $2.37 billion.

Dividends

        Quarterly dividends paid during 2010 aggregated $1.86 per share. On January 27, 2011, we announced that our Board of Directors declared a quarterly common stock cash dividend of $0.48 per share. The common stock dividend will be paid on February 23, 2011 to stockholders of record as of the close of business on February 10, 2011. Based on the first quarter's dividend, the annualized rate of distribution for 2011 is $1.92, compared with $1.86, which represents a 3.2% increase.

Critical Accounting Policies

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires our management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our consolidated financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. For a more detailed discussion of our significant accounting policies, see Note 2 to the Consolidated Financial Statements. Below is a discussion of accounting policies that we consider critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

  Principles of Consolidation

        The consolidated financial statements include the accounts of HCP, Inc., our wholly owned subsidiaries and joint ventures that we control, through voting rights or other means. We consolidate investments in variable interest entities ("VIEs") when we are the primary beneficiary of the VIE at: (i) the inception of the variable interest entity, (ii) as a result of a change in circumstance identified during our continuous review of our VIE relationships or (iii) upon the occurrence of a qualifying reconsideration event.

        We make judgments with respect to our level of influence or control of an entity and whether we are (or are not) the primary beneficiary of a VIE. Consideration of various factors includes, but is not limited to, our ability to direct the activities that most significantly impact the entity's economic performance, our form of ownership interest, our representation on the entity's governing body, the size and seniority of our investment, our ability and the rights of other investors to participate in policy making decisions, replace the manager and/or liquidate the entity, if applicable. Our ability to correctly assess our influence or control over an entity at inception of our involvement or on a continuous basis when determining the primary beneficiary of a VIE affects the presentation of these entities in our consolidated financial statements. If we perform a primary beneficiary analysis at a date other than at inception of the variable interest entity, our assumptions may be different and may result in the identification of a different primary beneficiary.

        If we determine that we are the primary beneficiary of a VIE, our consolidated financial statements would include the operating results of the VIE (either tenant or borrower) rather than the results of the variable interest in the VIE. We would depend on the VIE to provide us timely financial information and rely on the internal control of the VIE to provide accurate financial information. If the VIE has deficiencies in its internal control over financial reporting, or does not provide us with timely financial information, this may adversely impact our financial reporting and our internal control over financial reporting.

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

  Real Estate

        We make estimates as part of our allocation of the purchase price of acquisitions to the various components of the acquisition based upon the relative fair value of each component. The most significant components of our allocations are typically the allocation of fair value to the buildings as-if-vacant, land and in-place leases. In the case of the fair value of buildings and the allocation of value to land and other intangibles, our estimates of the values of these components will affect the amount of depreciation and amortization we record over the estimated useful life of the property acquired or the remaining lease term. In the case of the value of in-place leases, we make our best estimates based on our evaluation of the specific characteristics of each tenant's lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, market conditions and costs to execute similar leases. Our assumptions affect the amount of future revenue that we will recognize over the remaining lease term for the acquired in-place leases.

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

  Impairment of Long-Lived Assets and Goodwill

        We assess the carrying value of our real estate assets and related intangibles ("real estate assets"), whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of real estate assets is measured by comparison of the carrying amount of the asset to the estimated future undiscounted cash flows. In order to review our real estate assets for recoverability, we consider market conditions, as well as our intent with respect to holding or disposing of the asset. Fair value is determined through various valuation techniques; including discounted cash flow models, quoted market values and third party appraisals, where considered necessary. If our analysis indicates that the carrying value of the real estate asset is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the carrying value exceeds the fair value of the real estate asset.

        Goodwill is tested for impairment at least annually by applying the two-step approach. If the fair value of a reporting unit containing goodwill is less than its carrying value, then a second step of the test is needed to measure the amount of potential goodwill impairment. The second step requires the fair value of a reporting unit to be allocated to all the assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination at the date of the impairment test. The excess of the fair value of the reporting unit over the fair value of assets and liabilities is the implied value of goodwill and is used to determine the amount of impairment. We estimate the current fair value of the assets and liabilities in the reporting unit through various valuation techniques; including applying capitalization rates to estimated segment net operating income, quoted market values and third-party appraisals, as necessary. The fair value of the reporting unit may also include an allocation of an enterprise value premium that we estimate a third party would be willing to pay for the company.

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

  Investments in Unconsolidated Joint Ventures

        Investments in entities which we do not consolidate but have the ability to exercise significant influence over operating and financial policies are reported under the equity method of accounting. Under the equity method of accounting, our share of the investee's earnings or losses are included in our consolidated results of operations.

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

Results of Operations

        We evaluate our business and allocate resources among our five business segments: (i) senior housing, (ii) life science, (iii) medical office, (iv) post-acute/skilled nursing and (v) hospital. Under the senior housing, life science, post-acute/skilled nursing and hospital segments, we invest primarily in single operator or tenant properties, through the acquisition and development of real estate, and by debt issued by operators in these sectors. Under the medical office segment, we invest through the acquisition of MOBs that are primarily leased under gross or modified gross leases, generally to multiple tenants, and which generally require a greater level of property management. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2 to the Consolidated Financial Statements).

        Subject to closing the HCR ManorCare Acquisition (anticipated in March 2011), we expect to account for the leases of the 334 HCR ManorCare post-acute, skilled nursing and assisted living facilities as DFLs. As a result, we expect significant increases in our income from DFLs. Further, a portion of the consideration for the HCR ManorCare Acquisition will be provided by the reinvestment of our existing $1.72 billion (par value) debt investments in HCR ManorCare, which will result in a significant reduction of interest income in 2011.

        On January 14, 2011, we acquired our partner's 65% interest in HCP Ventures II, becoming the sole owner of the portfolio. During 2011, we expect increases in rental and related revenues and decreases in investment management fee income as a result of acquiring our partner's interest in HCP Ventures II.

        On January 24, 2011, we issued $2.4 billion of senior unsecured notes with a combined weighted average yield of 4.83%. As a result of the issuance of these senior unsecured notes, we expect a significant increase in interest expense for 2011.

Comparison of the Year Ended December 31, 2010 to the Year Ended December 31, 2009

  Rental and related revenues.

	Year Ended December 31,		Change
Segments	2010	2009	$	%
	(dollars in thousands)
Senior housing	$333,508	$288,163	$45,345	16%
Life science	237,160	214,134	23,026	11
Medical office	262,854	260,238	2,616	1
Post-acute/skilled nursing	37,242	36,585	657	2
Hospital	81,091	79,372	1,719	2

Total	$951,855	$878,492	$73,363	8%

  •
  Senior housing.  The increase in senior housing rental and related revenues for the year ended December 31, 2010 was primarily related to: (i) a $29.4 million increase as a result of including facility-level revenues for 27 properties as a result of the consolidation of four VIEs from August 31, 2010 to November 1, 2010 (see Notes 12 and 21 to the Consolidated Financial

    Statements for additional information regarding these VIEs); (ii) a $7.6 million increase as a result of improved rental revenues related to the transition of properties to new operators of 15 communities previously operated by Sunrise effective October 1, 2009; (iii) the additive effect of our acquisitions in 2010 and (iv) increases from rent escalations and resets. The increase in senior housing rental and related revenues above was partially offset by income of $6.4 million in 2009 resulting from a correction to the purchase price allocation of certain assets acquired in 2006.

  •
  Life science.  The increase in life science rental and related revenues was primarily the result of assets that were placed in service in 2010, which were previously under development.

        Income from direct financing leases.    Income from DFLs decreased $2.1 million to $49.4 million for the year ended December 31, 2010. The decrease was primarily due to three DFLs that were deemed to be substantially impaired during 2009 (see Note 6 to the Consolidated Financial Statements).

        Interest income.    For the year ended December 31, 2010, interest income increased $36.0 million to $160.2 million. The increase was primarily related to: (i) $30.4 million of additional interest earned from the purchase of a participation in the first mortgage debt of HCR ManorCare in August 2009, (ii) a $11 million of prepayment penalty upon the early repayment of a mortgage loan that was secured by a hospital, and (iii) $8.0 million of additional income earned from the debt investments of Genesis purchased during 2010. These increases in interest income were partially offset by a $12.7 million decrease of interest earned from marketable debt securities that were sold in 2009 and 2010. For a more detailed description of our mezzanine loan and participation in the first mortgage debt of HCR ManorCare and Genesis, see Note 7 to the Consolidated Financial Statements. Our exposure to income fluctuations related to our variable rate loans is partially mitigated by our variable rate indebtedness. For a more detailed discussion of our interest rate risk, see "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A.

        Investment management fee income.    Investment management fee income decreased $0.6 million to $4.7 million for the year ended December 31, 2010.

        Depreciation and amortization expense.    Depreciation and amortization expenses decreased $4.8 million to $312.0 million for the year ended December 31, 2010. The decrease in depreciation and amortization expense is primarily the result of lower depreciation from assets that were fully depreciated in 2009 and 2010, partially offset by additional amortization expense from leasing costs and tenant and capital improvements expenditures that were incurred in 2009 and 2010, and increases due to our 2010 real estate acquisitions.

        Interest expense.    For the year ended December 31, 2010, interest expense decreased $10.2 million to $288.7 million. The decrease was primarily due to the decrease of: (i) $5.8 million from the net impact of the repayment of mortgage debt related to contractual maturities, partially offset by secured debt financing obtained in connection with our purchase of a participation in the first mortgage debt of HCR ManorCare, (ii) $4.6 million resulting from the repayment of our bridge loan in May 2009 and term loan in March 2010, (iii) $2.9 million resulting from the repayment of $206 million of senior unsecured notes in 2010, and (iv) $1.7 million resulting from the benefit of an interest-rate swap (pay float and receive fixed) that was placed on $250 million of our unsecured senior notes in June 2009. The decreases in interest expense were partially offset by a decrease of $4.3 million of capitalized interest related to assets under development in our life science segment that were placed in service during 2010.

        Our exposure to expense fluctuations related to our variable rate indebtedness is mitigated by our variable rate investments. For a more detailed discussion of our interest rate risk, see "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A.

        The table below sets forth information with respect to our debt, excluding premiums and discounts (dollars in thousands):

	As of December 31,
	2010	2009
Balance:
Fixed rate	$4,352,214	$4,695,082
Variable rate	306,290	972,427

Total	$4,658,504	$5,667,509

Percent of total debt:
Fixed rate	93%	83%
Variable rate	7	17

Total	100%	100%

Weighted average interest rate at end of period:
Fixed rate	6.35%	6.32%
Variable rate	4.03%	2.47%
Total weighted average rate	6.19%	5.65%

  Operating expenses.

	Year Ended December 31,		Change
Segments	2010	2009	$	%
	(dollars in thousands)
Senior housing	$28,871	$3,935	$24,936	NM (1)
Life science	48,492	47,285	1,207	3%
Medical office	127,883	130,476	(2,593)	(2)
Post-acute/skilled nursing	200	135	65	48
Hospital	4,830	3,873	957	25

Total	$210,276	$185,704	$24,572	13%

(1)
Percentage change not meaningful.

        Operating expenses are generally related to MOB and life science properties where we incur the expenses and recover all or a portion of those expenses from the tenants. The presentation of expenses as operating or general and administrative is based on the underlying nature of the expense. Periodically, we review the classification of expenses between categories and make revisions based on changes in the underlying nature of the expenses. The increase in operating expenses during the year ended December 31, 2010 was primarily the result of including facility-level expenses for 27 properties as a result of the consolidation of four VIEs from August 31, 2010 to November 1, 2010 (see Notes 12 and 21 to the Consolidated Financial Statements for additional information regarding these VIEs).

        General and administrative expenses.    General and administrative expenses increased $4.6 million to $83.0 million for the year ended December 31, 2010. The increase in general and administrative expenses was primarily due to increased costs related to acquisitions pursued in 2010, partially offset by a decrease in legal fees associated with litigation matters and lower professional fees (see the information set forth under the heading "Legal Proceedings" of Note 12 to the Consolidated Financial Statements).

        Litigation provision.    On September 4, 2009, a jury returned a verdict in favor of Ventas, Inc., in an action brought against us in the United States District Court for the Western District of Kentucky for tortious interference with prospective business advantage in connection with Ventas' 2007 acquisition of Sunrise REIT. The jury awarded Ventas approximately $102 million in compensatory damages, which we recorded as a litigation provision expense during 2009. We are seeking to have the judgment against us reversed. The appeal and cross-appeal have now been fully briefed, and oral argument before the Court of Appeals is scheduled for March 10, 2011 (see the information set forth under the heading "Legal Proceedings" of Note 12 to the Consolidated Financial Statements).

        Impairments (recoveries).    The year ended December 31, 2010 includes $11.9 million related to the March 2010 reversal of portions of an allowance established by previous impairment charges of investments related to Erickson (discussed below). Erickson was the tenant at three of our senior housing continuing-care-retirement-communities DFLs and the borrower of a senior construction loan in which we had a participation interest (see Note 6 to the Consolidated Financial Statements).

        The year ended December 31, 2009 includes impairments of $75.5 million as a result of (i) an aggregate $63.1 million provision related to DFL and loan losses (impairment charges) related to the bankruptcy of Erickson who was the tenant at three of our senior housing CCRC DFLs and the borrower of a senior construction loan in which we had a $10 million participation (see Note 6 to the Consolidated Financial Statements), (ii) $5.9 million of intangible assets on 12 of 15 senior housing communities that were written off due to the termination of the Sunrise management agreements on 15 senior housing communities effective October 1, 2009, (iii) $4.3 million related to a senior secured term loan as a result of an expected restructuring of terms to the loan following the default of the borrower in our hospital segment (see Note 7 to the Consolidated Financial Statements), and (iv) $2.2 million related to intangible assets associated with the early termination of a lease in our life science segment.

        Other income, net.    For the year ended December 31, 2010, other income, net increased $8.1 million to $15.8 million. The increase was primarily a result of: (i) increases in gains on sales of marketable securities of $5.5 million and (ii) a $1.4 million of other-than-temporary impairments of goodwill recognized in 2009. For a more detailed description of our marketable securities investments, see Note 10 of the Consolidated Financial Statements.

        Income taxes.    Income taxes decreased $1.5 million to $0.4 million for the year ended December 31, 2010. The decrease in income taxes is primarily due to the tax benefit resulting from the election of one of our former taxable REIT subsidiaries ("TRS") to become a REIT in 2010.

        Equity income from unconsolidated joint ventures.    During the year ended December 31, 2010, equity income from unconsolidated joint ventures increased $1.3 million to $4.8 million. This increase is primarily due to: (i) the recognition of additional rental revenues during 2010 from a life science tenant in one of our unconsolidated joint ventures that was previously deferred and (ii) a change in the expected useful life of certain intangible assets of one of our unconsolidated joint ventures that resulted in lower equity income due to higher amounts of amortization expense during 2009. These increases were partially offset by HCP Ventures II's conclusion to cease recognizing non-cash rental income (i.e., straight-line rents) from Horizon Bay effective July 1, 2010, which resulted in lower earnings for, and our share of earnings from, HCP Ventures II during the year ended December 31, 2010.

        Impairments of investments in unconsolidated joint ventures.    During the year ended December 31, 2010, we recognized impairments of $71.7 million related to our 35% interest in HCP Ventures II, an unconsolidated joint venture that owns 25 senior housing properties leased by Horizon Bay as a result of the recent and projected deterioration of the operating performance of the properties leased by Horizon Bay from HCP Ventures II.

        Discontinued operations.    Income from discontinued operations for the year ended December 31, 2010 was $22.8 million, compared to $45 million for the comparable period in 2009. The decrease is primarily due to a decrease in gains on real estate dispositions of $17.4 million and a decline in operating income from discontinued operations of $4.9 million. During the year ended December 31, 2010, we sold 14 properties for $56 million, compared to 14 properties for $72 million for the year ended December 31, 2009.

Comparison of the Year Ended December 31, 2009 to the Year Ended December 31, 2008

  Rental and related revenues.

	Year Ended December 31,		Change
Segments	2009	2008	$	%
	(dollars in thousands)
Senior housing	$288,163	$285,988	$2,175	1%
Life science	214,134	208,415	5,719	3
Medical office	260,238	259,164	1,074	—
Post-acute/skilled nursing	36,585	34,567	2,018	6
Hospital	79,372	79,233	139	—

Total	$878,492	$867,367	$11,125	1%

  •
  Senior housing.  Senior housing rental and related revenues for the year ended December 31, 2009 includes $6.4 million resulting from an adjustment to the purchase price allocation of certain assets acquired in 2006. No similar adjustments were made in the year ended December 31, 2008. As a result of the transfer of an 11-property senior housing portfolio to Emeritus on December 1, 2008, our rental revenues increased by $9.8 million primarily related to new leases with Emeritus. These increases were partially offset by (i) a decrease of $7.4 million related to 2008 additional rents from property level expense credits related to our properties operated by Sunrise and (ii) a $7.3 million decrease in the facility-level operating revenues for three senior housing properties that were previously under management agreements and re-leased on a triple-net basis during 2009.

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

  Tenant recoveries.

	Year Ended December 31,		Change
Segments	2009	2008	$	%
	(dollars in thousands)
Life science	$40,845	$33,932	$6,913	20%
Medical office	46,623	46,837	(214)	—
Hospital	1,989	1,919	70	4

Total	$89,457	$82,688	$6,769	8%

  •
  Life science.  Life science tenant recoveries increased primarily as a result of an increase in occupancy levels at our life science facilities and the impact of development assets placed in service during 2008.

        Income from direct financing leases.    Income from DFLs decreased $6.7 million to $51.5 million for the year ended December 31, 2009. The decrease was primarily due to three DFLs that during 2009 were deemed to be substantially impaired. See Note 6 to the Consolidated Financial Statements.

        Interest income.    For the year ended December 31, 2009, interest income decreased $6.7 million to $124.1 million. This decrease was primarily related to a decline in LIBOR resulting in a decrease of interest earned on our mezzanine variable-rate loans, which was partially offset by additional interest income earned from the purchase of a participation in the first mortgage debt of HCR ManorCare in August 2009. For a more detailed description of our mezzanine loan and participation in the first mortgage debt of HCR ManorCare, see Note 7 to the Consolidated Financial Statements. Our exposure to income fluctuations related to our variable rate loans is partially mitigated by our variable rate indebtedness. For a more detailed discussion of our interest rate risk, see "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A.

        Depreciation and amortization expense.    Depreciation and amortization expenses increased $4.7 million to $316.7 million for the year ended December 31, 2009. The increase in depreciation and amortization expense primarily relates to a $3.3 million increase due to the purchase in September 2008 of Tenet's noncontrolling interest in Health Care Property Partners, a joint venture between HCP and an affiliate of Tenet, and an increase of $2.0 million resulting from an adjustment to the purchase price allocation related to certain assets acquired in 2006 (see Note 9 to the Consolidated Financial Statements).

        Interest expense.    For the year ended December 31, 2009, interest expense decreased $49.5 million to $298.9 million. The decrease was primarily due to (i) a decrease of $45.7 million from the decline in LIBOR and the repayment of the outstanding balance under our bridge loan and revolving line of credit facility, and (ii) a decrease of $8.3 million resulting from the repayment of $300 million of senior unsecured floating rate notes in September 2008. These decreases in interest expense were partially offset by an increase of $5.2 million from the net impact of mortgage debt placed on senior housing assets in 2008 and the repayment of mortgage debt related to contractual maturities.

        Our exposure to expense fluctuations related to our variable rate indebtedness is mitigated by our variable rate investments. For a more detailed discussion of our interest rate risk, see "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A.

        The table below sets forth information with respect to our debt, excluding premiums and discounts (dollars in thousands):

	As of December 31,
	2009	2008
Balance:
Fixed rate	$4,695,082	$5,059,910
Variable rate	972,427	892,431

Total	$5,667,509	$5,952,341

Percent of total debt:
Fixed rate	83%	85%
Variable rate	17	15

Total	100%	100%

Weighted average interest rate at end of period:
Fixed rate	6.32%	6.34%
Variable rate	2.47%	2.57%
Total weighted average rate	5.65%	5.77%

  Operating expenses.

	Year Ended December 31,		Change
Segments	2009	2008	$	%
	(dollars in thousands)
Senior housing	$3,935	$11,316	$(7,381)	(65)%
Life science	47,285	43,565	3,720	9
Medical office	130,476	134,800	(4,324)	(3)
Post-acute/skilled nursing	135	—	135	100
Hospital	3,873	3,264	609	19

Total	$185,704	$192,945	$(7,241)	(4)%

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

        General and administrative expenses.    General and administrative expenses increased $4.8 million to $78.5 million for the year ended December 31, 2009. The increase in general and administrative expenses was primarily due to an increase in legal fees associated with litigation matters partially offset by lower compensation related expenses. For the year ended December 31, 2009 and 2008, in relation to the Ventas litigation matter, we incurred legal expenses of $13.2 million and $6.9 million, respectively (see the information set forth under the heading "Legal Proceedings" of Note 12 to the Consolidated Financial Statements).

        Litigation provision.    On September 4, 2009, a jury returned a verdict in favor of Ventas in an action brought against us in the United States District Court for the Western District of Kentucky for tortious interference with prospective business advantage in connection with Ventas' 2007 acquisition of Sunrise REIT. The jury awarded Ventas approximately $102 million in compensatory damages, which we recorded as a litigation provision expense during 2009 (see the information set forth under the heading "Legal Proceedings" of Note 12 to the Consolidated Financial Statements).

        Impairments (recoveries).    During the year ended December 31, 2009, we recognized impairments of $75.5 million as a result of (i) an aggregate $63.1 million provision related to DFL and loan losses (impairment charges) related to the bankruptcy of Erickson who was the tenant at three of our senior housing CCRC DFLs and the borrower of a senior construction loan in which we had a $10 million participation (see Note 6 to the Consolidated Financial Statements), and (ii) $5.9 million of intangible assets on 12 of 15 senior housing communities that were written off due to the termination of the Sunrise management agreements on 15 senior housing communities effective October 1, 2009, (iii) $4.3 million related to a senior secured term loan as a result of an expected restructuring of terms to the loan following the default of the borrower in our hospital segment (see Note 7 to the Consolidated Financial Statements), and (iv) $2.2 million related to intangible assets associated with the early termination of a lease in our life science segment.

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

        Other income, net.    For the year ended December 31, 2009, other income, net decreased $17.9 million to $7.8 million. This decrease was primarily related to the $28.6 million of income related to the 2008 settlement of litigation with Tenet and a $2.4 million gain on the early repayment of debt. The decrease was partially offset by increases in gains on marketable debt securities of $8.6 million and a reduction of $7.3 million of other-than-temporary impairments on marketable equity securities. For a more detailed description of our marketable securities investments, see Note 10 of the Consolidated Financial Statements.

        Income taxes.    For the year ended December 31, 2009, income taxes decreased $2.3 million to $1.9 million. This decrease is primarily due to: (i) lower interest earned, due to a decline in LIBOR, for a portion of one of our mezzanine loans, (ii) the transfer of a loan investment out of one of our TRS and (iii) increased depreciation expense, due to a correction of an immaterial error for one of our real estate investments held in a TRS.

        Discontinued operations.    Income from discontinued operations for the year ended December 31, 2009 was $45 million, compared to $246.5 million for the comparable period in 2008. The decrease is primarily due to a decrease in gains on real estate dispositions of $191.9 million and a decline in operating income from discontinued operations of $18.7 million, partially offset by a reduction of impairment charges in discontinued operations of $9.1 million. During the year ended December 31, 2009, we sold 14 properties for $72 million, as compared to 51 properties for $643 million for the year ended December 31, 2008.

        Noncontrolling interests' share in earnings.    For the year ended December 31, 2009, noncontrolling interests' share in earnings decreased $8.0 million to $14.5 million. This decrease was primarily due to (i) a $4 million decrease related to the conversions of 3.3 million DownREIT units that converted into shares of our common stock during 2008 and 2009, and (ii) a $4 million decrease related to purchases of other noncontrolling interests during 2008 and 2009.

Liquidity and Capital Resources

        Our principal liquidity needs are to: (i) fund recurring operating expenses, (ii) meet debt service requirements, including $292 million of senior unsecured notes and $58 million of mortgage debt principal payments and maturities in 2011, (iii) fund capital expenditures, including tenant improvements and leasing costs, (iv) fund acquisition and development activities, and (v) make dividend distributions. We believe these needs will be satisfied using cash flows generated by operations and from our various financing activities during the next twelve months. During the year ended December 31, 2010, distributions to shareholders and noncontrolling interest holders exceeded cash flows from operations by approximately $26 million. During 2010, we raised aggregate net proceeds of $2.6 billion from issuances of common stock and sales of marketable securities and real estate, which proceeds, among other things, were the sources of cash used to fund the excess of distributions to shareholders and noncontrolling interest holders above cash flows from operations during the year ended December 31, 2010.

        We intend to pay the $3.53 billion cash portion of the consideration for the HCR ManorCare Acquisition primarily with the proceeds from our $1.472 billion December 2010 common stock offering and $2.4 billion January 2011 senior unsecured note offering.

        Access to capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as our ability to fund future acquisitions and development through the issuance of additional securities or secured debt. Credit ratings impact our ability to access capital and directly impact our cost of capital as well. For example, as noted below, our revolving line of credit facility accrues interest at a rate per annum equal to LIBOR plus a margin that depends upon our debt ratings. We also pay a facility fee on the entire revolving commitment that depends upon our debt ratings. As of January 31, 2011, we had a credit rating of Baa2 (stable) from Moody's, BBB (stable) from S&P and BBB (watch positive) from Fitch on our senior unsecured debt securities, and Baa3 (stable) from Moody's, BB+ (stable) from S&P and BB+ (watch positive) from Fitch on our preferred equity securities.

        Net cash provided by operating activities was $580 million and $516 million for the years ended December 31, 2010 and 2009, respectively. The increase in operating cash flows is primarily the result of the following: (i) the additive impact of our investments in 2009 and 2010, (ii) assets placed in service in 2010 and (iii) rent escalations and resets in 2009 and 2010. Our cash flows from operations are dependent upon the occupancy level of multi-tenant buildings, rental rates on leases, our tenants' performance on their lease obligations, the level of operating expenses and other factors.

        Net cash used by investing activities was $431 million for the year ended December 31, 2010 and consisted of the net effects of funding: (i) $305 million for acquisition and development of real estate, (ii) $298 million for investments in loans receivables and DFLs, and (iii) $98 million for leasing costs and tenant and capital improvements. These expenditures were partially offset by our proceeds of $179 million from the sales of marketable debt securities and $32 million from the repayment of loans receivable and DFLs.

        Net cash provided by financing activities was $775 million for the year ended December 31, 2010 and consisted primarily of net proceeds of $2.4 billion from the issuances of common stock. The amount of cash provided by financing activities was partially offset by or used for the: (i) repayment of our mortgage and other secured debt of $636 million, (ii) payments of common and preferred dividends aggregating $591 million, (iii) repayment of $206 million of senior unsecured notes, and (iv) repayment of our term loan of $200 million.

  Debt

        Bank line of credit.    Our revolving line of credit facility with a syndicate of banks provides for an aggregate borrowing capacity of $1.5 billion and matures on August 1, 2011. This revolving line of credit facility accrues interest at a rate per annum equal to LIBOR plus a margin that depends upon our debt ratings. We pay a facility fee on the entire revolving commitment that depends upon our debt ratings. Based on our debt ratings at December 31, 2010, the margin on the revolving line of credit facility was 0.55% and the facility fee was 0.15%. At December 31, 2010, we had no amounts drawn under this revolving line of credit facility. At December 31, 2010, $113 million of aggregate letters of credit were outstanding against our revolving line of credit facility, including a $103 million letter of credit as a result of the Ventas litigation. For further information regarding the Ventas litigation see Note 12 to the Consolidated Financial Statements.

        Our revolving line of credit facility contains certain financial restrictions and other customary requirements. Among other things, these covenants, using terms defined in the agreement, (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 65%, (iii) require a Fixed Charge Coverage ratio of 1.75 times and (iv) require a formula-determined Minimum Consolidated Tangible Net Worth of $6.9 billion at December 31, 2010. At December 31, 2010, we were in compliance with each of these restrictions and requirements of our revolving line of credit facility.

        Our revolving line of credit facility also contains cross-default provisions to other indebtedness of ours, including in some instances, certain mortgages on our properties. Certain mortgages contain default provisions relating to defaults under the leases or operating agreements on the applicable properties by our operators or tenants, including default provisions relating to the bankruptcy filings of such operator or tenant. Although we believe that we would be able to secure amendments under the applicable agreements if a default as described above occurs, such a default may result in significantly less favorable borrowing terms than currently available, material delays in the availability of funding or other material adverse consequences.

        Senior unsecured notes.    At December 31, 2010, we had senior unsecured notes outstanding with an aggregate principal balance of $3.3 billion. Interest rates on the notes ranged from 1.27% to 7.12% with a weighted average effective rate of 6.19% at December 31, 2010. Discounts and premiums are amortized to interest expense over the term of the related notes. The senior unsecured notes contain certain covenants including limitations on debt, cross-acceleration provisions and other customary terms. At December 31, 2010, we believe we were in compliance with these covenants.

        On January 24, 2011, we issued $2.4 billion of senior unsecured notes as follows: (i) $400 million of 2.70% notes due 2014; (ii) $500 million of 3.75% notes due 2016; (iii) $1.2 billion of 5.375% notes due 2021; and (iv) $300 million of 6.75% notes due 2041. The notes have a weighted average maturity of 10.3 years and a weighted average yield of 4.83%. The net proceeds of the offering were $2.37 billion. If the HCR ManorCare Acquisition is not completed by June 13, 2011 (under certain conditions permitted under the purchase agreement this date may be extended to September 13, 2011), we are required to redeem all of these senior unsecured notes at 101% of the principal amount 20 business days subsequent to the earlier of such date or the date that the purchase agreement is terminated.

        Mortgage and other secured debt.    At December 31, 2010, we had $1.2 billion in aggregate principal amount of mortgage debt secured by 138 healthcare facilities, which had a carrying amount of $2.0 billion. Interest rates on the mortgage debt ranged from 1.96% to 8.30% with a weighted average effective interest rate of 6.14% at December 31, 2010.

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

        Other debt.    At December 31, 2010, we had $92.2 million of non-interest bearing life care bonds at two of our CCRCs and non-interest bearing occupancy fee deposits at another of our senior housing facility, all of which were payable to certain residents of the facilities (collectively, "Life Care Bonds"). At December 31, 2010, $35.9 million of the Life Care Bonds were refundable to the residents upon the resident moving out or to their estate upon death, and $56.3 million of the Life Care Bonds were refundable after the unit is successfully remarketed to a new resident.

  Debt Maturities

        The following table summarizes our stated debt maturities and scheduled principal repayments, excluding debt premiums and discounts, at December 31, 2010 (in thousands):

Year	Senior Unsecured Notes	Mortgage and Other Secured Debt	Total(1)
2011	$292,265	$57,571	$349,836
2012	250,000	64,103	314,103
2013	550,000	250,741	800,741
2014	87,000	177,809	264,809
2015	400,000	355,080	755,080
Thereafter	1,750,000	331,748	2,081,748

	3,329,265	1,237,052	4,566,317
(Discounts) and premiums, net	(10,886)	(1,273)	(12,159)

	$3,318,379	$1,235,779	$4,554,158

(1)
Excludes $92 million of other debt that represents non-interest bearing life care bonds and occupancy fee deposits at three of our senior housing facilities, which have no scheduled maturities.

        Derivative Financial Instruments.    We use derivative instruments to mitigate the effects of interest rate fluctuations on specific forecasted transactions as well as recognized obligations or assets. We do not use derivative instruments for speculative or trading purposes.

        The following table summarizes our outstanding interest rate swap contracts as of December 31, 2010 (dollars in thousands):

Date Entered	Maturity Date	Hedge Designation	Fixed Rate	Floating Rate Index	Notional Amount	Fair Value
July 2005(1)	July 2020	Cash Flow	3.82%	BMA Swap Index	$45,600	$(4,184)
November 2008	October 2016	Cash Flow	5.95%	1 Month LIBOR+1.50%	28,200	(3,191)
June 2009	September 2011	Fair Value	5.95%	1 Month LIBOR+4.21%	250,000	2,291
July 2009	July 2013	Cash Flow	6.13%	1 Month LIBOR+3.65%	14,200	(545)
August 2009	February 2011	Cash Flow	0.87%	1 Month LIBOR	250,000	165
August 2009	August 2011	Cash Flow	1.24%	1 Month LIBOR	250,000	1,409

(1)
Represents three interest-rate swap contracts with an aggregate notional amount of $45.6 million.

        For a more detailed description of our derivative financial instruments, see Note 24 of the Consolidated Financial Statements and "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A.

  Equity

        At December 31, 2010, we had 4.0 million shares of 7.25% Series E cumulative redeemable preferred stock, 7.8 million shares of 7.10% Series F cumulative redeemable preferred stock and 370.9 million shares of common stock outstanding. At December 31, 2010, equity totaled $8.1 billion and our equity securities had a market value of $14.2 billion.

        As of December 31, 2010, there were a total of 4.2 million DownREIT units outstanding in five limited liability companies in which we are the managing member. The DownREIT units are exchangeable for an amount of cash approximating the then-current market value of shares of our common stock or, at our option, shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications).

  Shelf Registration

        We have a prospectus on file with the SEC as part of a registration statement on Form S-3, using a shelf registration process that expires in September 2012. Under this "shelf" process, we may sell from time to time any combination of the registered securities in one or more offerings. The securities described in the prospectus include common stock, preferred stock and debt securities. Each time we sell securities under the shelf registration, we will provide a prospectus supplement that will contain specific information about the terms of the securities being offered and of the offering. We may offer and sell the securities pursuant to this prospectus from time to time in one or more of the following ways: through underwriters or dealers, through agents, directly to purchasers or through a combination of any of these methods of sales. Proceeds from the sale of these securities may be used for general corporate purposes, which may include repayment of indebtedness, working capital and potential acquisitions.

Non-GAAP Financial Measure—Funds From Operations ("FFO")

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

        FFO is defined as net income applicable to common shares (computed in accordance with GAAP), excluding gains or losses from real estate dispositions, plus real estate depreciation and amortization, with adjustments for joint ventures. Adjustments for joint ventures are calculated to reflect FFO on the same basis. FFO does not represent cash generated from operating activities in accordance with GAAP, is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to net income. Our computation of FFO may not be comparable to FFO reported by other real estate investment trusts that do not define the term in accordance with the current National Association of Real Estate Investment Trusts' ("NAREIT") definition or that have a different interpretation of the current NAREIT definition from us. In addition, we present FFO, before the impact of impairments, recoveries, merger-related items and litigation provision ("FFO as adjusted"). Management believes FFO as adjusted is a useful alternative measurement. This measure is a modification of the NAREIT definition of FFO and should not be used as an alternative to net income.

        Details of certain items that affect comparability are discussed in the financials results summary of our financial results for the year months ended December 31, 2010, 2009 and 2008. The following is a reconciliation from net income applicable to common shares, the most direct comparable financial measure calculated and presented with GAAP, to FFO (dollars and shares in thousands):

	Year Ended December 31,
	2010	2009	2008
Net income applicable to common shares	$307,498	$109,069	$425,368
Depreciation and amortization of real estate, in-place lease and other intangibles:
Continuing operations	311,952	316,722	312,009
Discontinued operations	1,495	3,403	9,227
Gain on sales of real estate	(19,925)	(37,321)	(229,189)
Equity income from unconsolidated joint ventures	(4,770)	(3,511)	(3,326)
FFO from unconsolidated joint ventures	25,288	26,023	24,125
Noncontrolling interests' and participating securities' share in earnings	15,767	15,952	24,485
Noncontrolling interests' and participating securities' share in FFO	(17,904)	(17,873)	(26,910)

FFO applicable to common shares	$619,401	$412,464	$535,789
Distributions on dilutive convertible units	6,676	—	12,974

Diluted FFO applicable to common shares	$626,077	$412,464	$548,763

Diluted FFO per common share	$2.02	$1.50	$2.24

Weighted average shares used to calculate diluted FFO per common share	310,465	274,631	244,650

	Year Ended December 31,
	2010	2009	2008
Impact of adjustments to FFO:
Impairments, net of recoveries	$59,793	$75,514	$27,851
Merger-related items(1)	4,339	—	3,897
Litigation provision	—	101,973	—

	$64,132	$177,487	$31,748

FFO as adjusted applicable to common shares	$683,533	$589,951	$567,537
Distributions on dilutive convertible units	11,632	6,088	12,974

Diluted FFO as adjusted	$695,165	$596,039	$580,511

Diluted FFO as adjusted per common share	$2.23	$2.14	$2.37

Weighted average shares used to calculate diluted FFO as adjusted per common share(2)	311,285	278,134	244,650

(1)
Merger-related items for 2010 primarily include professional fees associated with our pending HCR ManorCare Acquisition; Merger-related items for 2008 primarily include the amortization of fees associated with our acquisition financing for SEUSA.

(2)
Our weighted average shares used to calculate diluted FFO as adjusted eliminate the impact of our December 2010 common stock offering, which issuance increased its weighted average outstanding shares by 1.5 million for the year ended December 31, 2010. Proceeds from this offering will be used to fund a portion of the cash consideration of our pending HCR ManorCare Acquisition.

Off-Balance Sheet Arrangements

        We own interests in certain unconsolidated joint ventures as described under Note 8 to the Consolidated Financial Statements. Except in limited circumstances, our risk of loss is limited to our investment in the joint venture and any outstanding loans receivable. In addition, we have certain properties which serve as collateral for debt that is owed by a previous owner of certain of our facilities, as described under Note 12 to the Consolidated Financial Statements included. Our risk of loss for these properties is limited to the outstanding debt balance plus penalties, if any. We have no other material off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources except those described below under "Contractual Obligations."

Contractual Obligations

        The following table summarizes our material contractual payment obligations and commitments at December 31, 2010 (in thousands):

	Total(1)	Less than One Year	2012-2013	2014-2015	More than Five Years
Senior unsecured notes	$3,329,265	$292,265	$800,000	$487,000	$1,750,000
Mortgage and other secured debt	1,237,052	57,571	314,844	532,889	331,748
Development commitments(2)	4,666	4,666	—	—	—
Ground and other operating leases	198,189	5,076	10,457	9,032	173,624
Interest(3)	1,292,807	274,343	475,592	332,387	210,485

Total	$6,061,979	$633,921	$1,600,893	$1,361,308	$2,465,857

(1)
Excludes $92 million of other debt that represents non-interest bearing Life Care Bonds and occupancy fee deposits at three of our senior housing facilities, which have no scheduled maturities.

(2)
Represents construction and other commitments for developments in progress.

(3)
Interest on variable-rate debt is calculated using rates in effect at December 31, 2010.

Inflation

        Our leases often provide for either fixed increases in base rents or indexed escalators, based on the Consumer Price Index or other measures, and/or additional rent based on increases in the tenants' operating revenues. Substantially all of our MOB leases require the tenant to pay a share of property operating costs such as real estate taxes, insurance and utilities. Substantially all of our senior housing, life science, post-acute/skilled nursing and hospital leases require the operator or tenant to pay all of the property operating costs or reimburse us for all such costs. We believe that inflationary increases in expenses will be offset, in part, by the operator or tenant expense reimbursements and contractual rent increases described above.

Recent Accounting Pronouncements

        See Note 2 to the Consolidated Financial Statements for the impact of new accounting standards. There were no accounting pronouncements that were issued, but not yet adopted by us, that we believe will materially impact our consolidated financial statements.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

        At December 31, 2010, we were exposed to market risks related to fluctuations in interest rates on approximately $1.3 billion of variable-rate loan investments (excludes $500 million of variable-rate loan investments that have been hedged through interest-rate swap contracts) and $83 million of other investments where the payments fluctuate with changes in LIBOR. See Note 7 to the Consolidated Financial Statements for additional information regarding our loan investments. Our exposure to income fluctuations related to our variable-rate investments is partially offset by (i) $31 million of variable-rate mortgage notes debt payable (excludes $88 million of variable-rate mortgage notes that have been hedged through interest-rate swap contracts), (ii) $25 million of variable-rate senior unsecured notes and (iii) $250 million of additional variable interest-rate exposure achieved through an interest-rate swap contract (pay float and receive fixed).

        Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a one percentage point increase in the interest rate related to the variable-rate investments and variable-rate debt, and assuming no change in the outstanding balance as of December 31, 2010, net interest income would improve by approximately $10.5 million or $0.03 per common share on a diluted basis. Assuming a 50 basis point decrease in interest rates under the above circumstances and taking into consideration that the index underlying many of our arrangements is currently below 50 basis points and is not expected to go below zero, net interest income would decline by $5.2 million, or less than $0.02 per common share on a diluted basis.

        We use derivative financial instruments in the normal course of business to mitigate interest rate risk. We do not use derivative financial instruments for speculative purposes. Derivatives are recorded on the consolidated balance sheet at their fair value. See Note 24 to the Consolidated Financial Statements for further information.

        To illustrate the effect of movements in the interest rate markets, we performed a market sensitivity analysis on our hedging instruments. We applied various basis point spreads, to the underlying interest rate curves of the derivative portfolio in order to determine the instruments' change in fair value. Assuming a one percentage point change in the underlying interest rate curve, the estimated change in fair value of each of the underlying derivative instruments would not exceed $4.0 million. See Note 24 to the Consolidated Financial Statements for additional analysis details.

        The principal amount and the average interest rates for our loans receivable and debt categorized by maturity dates is presented in the table below. The fair value for our senior unsecured notes payable is based on prevailing market prices. The fair value estimates for loans receivable and mortgage debt payable are based on discounting future cash flows utilizing current rates for loans and debt of the same type and remaining maturity.

	Maturity
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
	(dollars in thousands)
Assets:
Loans receivable	$89,291	$—	$1,726,923	$329,190	$23,459	$—	$2,168,863	$2,026,389
Weighted average interest rate	14.00%	—%	3.15%	6.50%	8.17%	—%	4.16%
Liabilities(1):
Variable-rate debt:
Senior unsecured notes payable	$—	$—	$—	$25,000	$—	$—	$25,000	$23,944
Weighted average interest rate	—%	—%	—%	1.27%	—%	—%	1.27%
Mortgage debt payable	$6,672	$8,308	$6,160	$—	$10,150	$—	$31,290	$28,074
Weighted average interest rate	2.18%	1.96%	2.06%	—%	1.16%	—%	1.77%
Fixed-rate debt:
Senior unsecured notes payable(2)	$292,265	$250,000	$550,000	$62,000	$400,000	$1,750,000	$3,304,265	$3,512,469
Weighted average interest rate	4.85%	6.67%	5.82%	6.35%	6.64%	6.40%	6.22%
Mortgage debt payable	$26,134	$31,757	$231,540	$193,142	$365,747	$357,442	$1,205,762	$1,230,111
Weighted average interest rate	6.98%	5.90%	6.10%	5.74%	6.38%	6.48%	6.24%

(1)
Excludes $92 million of other debt that represents non-interest bearing Life Care Bonds and occupancy fee deposits at three of our senior housing facilities, which have no scheduled maturities.

(2)
Effective interest rate includes an interest rate swap contract (pay float and receive fixed) designated in a qualifying hedging relationship with a notional amount of $250 million that terminates in September 2011. The interest rate swap contact had a fixed rate of 5.95% and a floating rate of LIBOR plus 4.21% at December 31, 2010.

ITEM 8.   Financial Statements and Supplementary Data

        See Index to Consolidated Financial Statements included in this report.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        None.

ITEM 9A.    Controls and Procedures

        Disclosure Controls and Procedures.    We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        Also, we have investments in certain unconsolidated entities. Our disclosure controls and procedures with respect to such entities are substantially more limited than those we maintain with respect to our consolidated subsidiaries.

        As required by Rule 13a-15(b) and 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective, as of December 31, 2010, at the reasonable assurance level.

        Changes in Internal Control Over Financial Reporting.    There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2010 to which this report relates that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

        Management's Annual Report on Internal Control over Financial Reporting.    Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

        The effectiveness of our internal control over financial reporting as of December 31, 2010, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of HCP, Inc.
Long Beach, California

        We have audited the internal control over financial reporting of HCP, Inc. and subsidiaries (the "Company") as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2010, of the Company and our report dated February 15, 2011 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
February 15, 2011

ITEM 9B.    Other Information

        None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

        Our executive officers were as follows on February 1, 2011:

Name	Age	Position
James F. Flaherty III	53	Chairman and Chief Executive Officer
Paul F. Gallagher	50	Executive Vice President—Chief Investment Officer
J. Alberto Gonzalez-Pita	56	Executive Vice President—General Counsel
Edward J. Henning	57	Executive Vice President
Thomas M. Herzog	48	Executive Vice President—Chief Financial Officer
Thomas D. Kirby	64	Executive Vice President—Acquisitions and Valuations
Thomas M. Klaritch	53	Executive Vice President—Medical Office Properties
Timothy M. Schoen	43	Executive Vice President—Life Science and Investment Management
Susan M. Tate	50	Executive Vice President—Asset Management and Senior Housing
Kendall K. Young	50	Executive Vice President

        We hereby incorporate by reference the information appearing under the captions "Board of Directors and Executive Officers," "Security Ownership of Directors and Management," "Code of Business Conduct and Ethics" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's definitive proxy statement relating to its 2011 Annual Meeting of Stockholders to be held on April 28, 2011.

        We have filed, as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2010, the certifications of its Chief Executive Officer and Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2004.

        On May 20, 2010, we submitted to the New York Stock Exchange the Annual CEO Certification required pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

ITEM 11.    Executive Compensation

        We hereby incorporate by reference the information under the caption "Executive Compensation" in the Registrant's definitive proxy statement relating to its 2011 Annual Meeting of Stockholders to be held on April 28, 2011.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        We hereby incorporate by reference the information under the captions "Principal Stockholders," "Security Ownership of Directors and Management" and "Equity Compensation Plan Information" in the Registrant's definitive proxy statement relating to its 2011 Annual Meeting of Stockholders to be held on April 28, 2011.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

        We hereby incorporate by reference the information under the captions "Certain Transactions" and "Board of Directors and Executive Officers" in the Registrant's definitive proxy statement relating to its 2011 Annual Meeting of Stockholders to be held on April 28, 2011.

ITEM 14.    Principal Accountant Fees and Services

        We hereby incorporate by reference under the caption "Audit and Non-Audit Fees" in the Registrant's definitive proxy statement relating to its 2011 Annual Meeting of Stockholders to be held on April 28, 2011.

PART IV

ITEM 15.    Exhibits, Financial Statements and Financial Statement Schedules (2010)

(a)(1)	Financial Statements:
Report of Independent Registered Public Accounting Firm—Deloitte & Touche LLP
Report of Independent Registered Public Accounting Firm—Ernst & Young LLP
Financial Statements
Consolidated Balance Sheets—December 31, 2010 and 2009
Consolidated Statements of Income—for the years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Stockholders' Equity—for the years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Cash Flows—for the years ended December 31, 2010, 2009 and 2008
Notes to Consolidated Financial Statements
(a)(2)	Schedule II: Valuation and Qualifying Accounts
Schedule III: Real Estate and Accumulated Depreciation
Note: All other schedules have been omitted because the required information is presented in the financial statements and the related notes or because the schedules are not applicable.
(a)(3)	Exhibits:

2.1	Share Purchase Agreement, dated as of June 3, 2007, by and between HCP and SEGRO plc (incorporated herein by reference to Exhibit 2.1 to HCP's Current Report on Form 8-K (File No. 1-08895), filed June 6, 2007).
2.2	Purchase Agreement, dated as of December 13, 2010, by and among HCP, Inc., HCP 2010 REIT LLC, HCR ManorCare, Inc., HCR Properties, LLC and HCR Healthcare, LLC (incorporated herein by reference to Exhibit 2.1 to HCP's Current Report on Form 8-K (File No. 1-08895), filed December 14, 2010).
3.1	Articles of Restatement of HCP (incorporated by reference herein to Exhibit 3.1 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2007).
3.2	Fourth Amended and Restated Bylaws of HCP (incorporated herein by reference to Exhibit 3.1 to HCP's Current Report on Form 8-K (File No. 1-08895), filed September 25, 2006).
3.2.1	Amendment No. 1 to Fourth Amended and Restated Bylaws of HCP (incorporated by reference herein to Exhibit 3.2.1 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2007).

3.2.2	Amendment No. 2 to Fourth Amended and Restated Bylaws of HCP (incorporated herein by reference to Exhibit 3.2.2 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2009).
4.1	Indenture, dated as of September 1, 1993, between HCP and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.2 to HCP's Registration Statement on Form S-3/A (Registration No. 333-86654), filed May 21, 2002).
4.2	Form of Fixed Rate Note (incorporated herein by reference to Exhibit 4.2 to HCP's Registration Statement on Form S-3 (Registration No. 33-27671), filed March 20, 1989).
4.3	Form of Floating Rate Note (incorporated herein by reference to Exhibit 4.3 to HCP's Registration Statement on Form S-3 (Registration No. 33-27671), filed March 20, 1989).
4.4	Registration Rights Agreement, dated as of January 20, 1999, by and between HCP and Boyer Castle Dale Medical Clinic, L.L.C. (incorporated herein by reference to Exhibit 4.9 to HCP's Annual Report on Form 10-K (File No. 1-08895) for the year ended December 31, 1998). This Exhibit is identical in all material respects to 13 other documents except the parties thereto. The parties to these other documents, other than HCP, were Boyer Centerville Clinic Company, L.C., Boyer Elko, L.C., Boyer Desert Springs, L.C., Boyer Grantsville Medical, L.C., Boyer-Ogden Medical Associates, LTD., Boyer Ogden Medical Associates No. 2, LTD., Boyer Salt Lake Industrial Clinic Associates, LTD., Boyer-St. Mark's Medical Associates, LTD., Boyer McKay-Dee Associates, LTD., Boyer St. Mark's Medical Associates #2, LTD., Boyer Iomega, L.C., Boyer Springville, L.C., and Boyer Primary Care Clinic Associates, LTD. #2.
4.5	Indenture, dated as of January 15, 1997, by and between American Health Properties, Inc. (a company that merged with and into HCP) and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to American Health Properties, Inc.'s Current Report on Form 8-K (File No. 1-08895), filed January 21, 1997).
4.6	First Supplemental Indenture, dated as of November 4, 1999, by and between HCP and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.4 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 1999).
4.7	Registration Rights Agreement, dated as of August 17, 2001, by and among HCP, Boyer Old Mill II, L.C., Boyer- Research Park Associates, LTD., Boyer Research Park Associates VII, L.C., Chimney Ridge, L.C., Boyer-Foothill Associates, LTD., Boyer Research Park Associates VI, L.C., Boyer Stansbury II, L.C., Boyer Rancho Vistoso, L.C., Boyer-Alta View Associates, LTD., Boyer Kaysville Associates, L.C., Boyer Tatum Highlands Dental Clinic, L.C., Amarillo Bell Associates, Boyer Evanston, L.C., Boyer Denver Medical, L.C., Boyer Northwest Medical Center Two, L.C., and Boyer Caldwell Medical, L.C. (incorporated herein by reference to Exhibit 4.12 to HCP's Annual Report on Form 10-K405 (File No. 1-08895) for the year ended December 31, 2001).
4.8	Officers' Certificate pursuant to Section 301 of the Indenture, dated as of September 1, 1993, by and between HCP and The Bank of New York, as Trustee, establishing a series of securities entitled "6.5% Senior Notes due February 15, 2006" (incorporated herein by reference to Exhibit 4.1 to HCP's Current Report on Form 8-K (File No. 1-08895), filed February 21, 1996).
4.9	Officers' Certificate pursuant to Section 301 of the Indenture, dated as of September 1, 1993, by and between HCP and The Bank of New York, as Trustee, establishing a series of securities entitled "6 7/8% Mandatory Par Put Remarketed Securities due June 8, 2015" (incorporated herein by reference to Exhibit 4.1 to HCP's Current Report on Form 8-K (File No. 1-08895), filed July 21, 1998).

4.10	Officers' Certificate pursuant to Section 301 of the Indenture, dated as of September 1, 1993, by and between HCP and The Bank of New York, as Trustee, establishing a series of securities entitled "6.45% Senior Notes due June 25, 2012" (incorporated herein by reference to Exhibit 4.1 to HCP's Current Report on Form 8-K (File No. 1-08895), filed June 25, 2002).
4.11	Officers' Certificate pursuant to Section 301 of the Indenture, dated as of September 1, 1993, by and between HCP and The Bank of New York, as Trustee, establishing a series of securities entitled "6.00% Senior Notes due March 1, 2015" (incorporated herein by reference to Exhibit 3.1 to HCP's Current Report on Form 8-K (File No. 1-08895), filed February 28, 2003).
4.12	Officers' Certificate pursuant to Section 301 of the Indenture, dated as of September 1, 1993, by and between HCP and The Bank of New York, as Trustee, establishing a series of securities entitled "5 5/8% Senior Notes due May 1, 2017" (incorporated herein by reference to Exhibit 4.2 to HCP's Current Report on Form 8-K (File No. 1-08895), filed April 27, 2005).
4.13	Registration Rights Agreement, dated as of October 1, 2003, by and among HCP, Charles Crews, Charles A. Elcan, Thomas W. Hulme, Thomas M. Klaritch, R. Wayne Price, Glenn T. Preston, Janet Reynolds, Angela M. Playle, James A. Croy, John Klaritch as Trustee of the 2002 Trust F/B/O Erica Ann Klaritch, John Klaritch as Trustee of the 2002 Trust F/B/O Adam Joseph Klaritch, John Klaritch as Trustee of the 2002 Trust F/B/O Thomas Michael Klaritch, Jr. and John Klaritch as Trustee of the 2002 Trust F/B/O Nicholas James Klaritch (incorporated herein by reference to Exhibit 4.16 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2003).
4.14	Specimen of Stock Certificate representing the 7.25% Series E Cumulative Redeemable Preferred Stock, par value $1.00 per share (incorporated herein by reference to Exhibit 4.1 of HCP's Registration Statement on Form 8-A12B (File No. 1-08895), filed September 12, 2003).
4.15	Specimen of Stock Certificate representing the 7.1% Series F Cumulative Redeemable Preferred Stock, par value $1.00 per share (incorporated herein by reference to Exhibit 4.1 of HCP's Registration Statement on Form 8-A12B (File No. 1-08895), filed December 2, 2003).
4.16	Form of Fixed Rate Global Medium-Term Note (incorporated herein by reference to Exhibit 4.3 to HCP's Current Report on Form 8-K (File No. 1-08895), filed November 20, 2003).
4.17	Form of Floating Rate Global Medium-Term Note (incorporated herein by reference to Exhibit 4.4 to HCP's Current Report on Form 8-K (File No. 1-08895), filed November 20, 2003).

4.18	Registration Rights Agreement, dated as of July 22, 2005, by and among HCP, William P. Gallaher, Trustee for the William P. & Cynthia J. Gallaher Trust, Dwayne J. Clark, Patrick R. Gallaher, Trustee for the Patrick R. & Cynthia M. Gallaher Trust, Jeffrey D. Civian, Trustee for the Jeffrey D. Civian Trust dated August 8, 1986, Jeffrey Meyer, Steven L. Gallaher, Richard Coombs, Larry L. Wasem, Joseph H. Ward, Jr., Trustee for the Joseph H. Ward, Jr. and Pamela K. Ward Trust, Borue H. O'Brien, William R. Mabry, Charles N. Elsbree, Trustee for the Charles N. Elsbree Jr. Living Trust dated February 14, 2002, Gary A. Robinson, Thomas H. Persons, Trustee for the Persons Family Revocable Trust under trust dated February 15, 2005, Glen Hammel, Marilyn E. Montero, Joseph G. Lin, Trustee for the Lin Revocable Living Trust, Ned B. Stein, John Gladstein, Trustee for the John & Andrea Gladstein Family Trust dated February 11, 2003, John Gladstein, Trustee for the John & Andrea Gladstein Family Trust dated February 11, 2003, Francis Connelly, Trustee for the The Francis J & Shannon A Connelly Trust, Al Coppin, Trustee for the Al Coppin Trust, Stephen B. McCullagh, Trustee for the Stephen B. & Pamela McCullagh Trust dated October 22, 2001, and Larry L. Wasem—SEP IRA (incorporated herein by reference to Exhibit 4.24 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended June 30, 2005).
4.19	Officers' Certificate pursuant to Section 301 of the Indenture, dated as of September 1, 1993, by and between HCP and The Bank of New York, as trustee, setting forth the terms of HCP's Fixed Rate Medium-Term Notes and Floating Rate Medium-Term Notes (incorporated herein by reference to Exhibit 4.2 to HCP's Current Report on Form 8-K (File No. 1-08895), filed February 17, 2006).
4.20	Form of Fixed Rate Global Medium-Term Note (incorporated herein by reference to Exhibit 4.3 to HCP's Current Report on Form 8-K (File No. 1-08895), filed February 17, 2006).
4.21	Form of Floating Rate Global Medium-Term Note (incorporated herein by reference to Exhibit 4.4 to HCP's Current Report on Form 8-K (File No. 1-08895), filed February 17, 2006).
4.22	Form of 5.95% Notes Due 2011 (incorporated herein by reference to Exhibit 4.2 to HCP's Current Report on Form 8-K (File No. 1-08895), filed September 19, 2006).
4.23	Form of 6.30% Notes Due 2016 (incorporated herein by reference to Exhibit 4.3 to HCP's Current Report on Form 8-K (File No. 1-08895), filed September 19, 2006).
4.24	Form of 5.65% Senior Notes Due 2013 (incorporated herein by reference to Exhibit 4.1 to HCP's Current Report on Form 8-K (File No. 1-08895), filed December 4, 2006).
4.25	Form of 6.00% Senior Notes Due 2017 (incorporated herein by reference to Exhibit 4.1 to HCP's Current Report on Form 8-K (File No. 1-08895), filed January 22, 2007).
4.26	Officers' Certificate (including Form of 6.70% Senior Notes Due 2018 as Annex A thereto), dated October 15, 2007, pursuant to Section 301 of the Indenture, dated as of September 1, 1993, by and between HCP and The Bank of New York Trust Company, N.A., as successor trustee to The Bank of New York, establishing a series of securities entitled "6.70% Senior Notes due 2018" (incorporated by reference herein to Exhibit 4.29 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895), filed October 30, 2007).
4.27	Acknowledgment and Consent, dated as of May 11, 2007, by and among Zions First National Bank, KC Gardner Company, L.C., HCPI/Utah, LLC, Gardner Property Holdings, L.C. and HCP (incorporated herein by reference to Exhibit 4.29 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended June 30, 2007).

4.28	Acknowledgment and Consent, dated as of May 11, 2007, by and among Zions First National Bank, KC Gardner Company, L.C., HCPI/Utah II, LLC, Gardner Property Holdings, L.C. and HCP (incorporated herein by reference to Exhibit 4.30 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended June 30, 2007).
4.29	Acknowledgment and Consent, dated as of February 5, 2010, by and among ML Private Finance, LLC, A. Daniel Weyland, an individual, HCPI/Tennessee, LLC, and HCP (incorporated herein by reference to Exhibit 4.30 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended June 30, 2010).
4.30	Registration Rights Agreement, dated as of July 26, 2010, by and among HCP, Boyer Research Park Associates VIII, L.C., Boyer Research Park Associates IX, L.C., and Tegra Lakeview Associates, L.C. (incorporated herein by reference to Exhibit 4.1 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2010).
4.31	First Supplemental Indenture dated as of January 24, 2011, by and between HCP and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated herein by reference to Exhibit 4.1 to HCP's Current Report on Form 8-K (File No. 1-08895), filed January 24, 2011).
4.32	Form of 2.700% Senior Notes due 2014 (incorporated herein by reference to Exhibit 4.2 to HCP's Current Report on Form 8-K (File No. 1-08895), filed January 24, 2011).
4.33	Form of 3.750% Senior Notes due 2016 (incorporated herein by reference to Exhibit 4.3 to HCP's Current Report on Form 8-K (File No. 1-08895), filed January 24, 2011).
4.34	Form of 5.375% Senior Notes due 2021 (incorporated herein by reference to Exhibit 4.4 to HCP's Current Report on Form 8-K (File No. 1-08895), filed January 24, 2011).
4.35	Form of 6.750% Senior Notes due 2041 (incorporated herein by reference to Exhibit 4.5 to HCP's Current Report on Form 8-K (File No. 1-08895), filed January 24, 2011).
10.1	Amendment No. 1, dated as of May 30, 1985, to Partnership Agreement of Health Care Property Partners, a California general partnership, the general partners of which consist of HCP and certain affiliates of Tenet (incorporated herein by reference to Exhibit 10.1 to HCP's Annual Report on Form 10-K (File No. 1-08895) for the year ended December 31, 1985).
10.2.1	Second Amended and Restated Directors Stock Incentive Plan (incorporated herein by reference to Appendix A to HCP's Proxy Statement (File No. 1-08895), filed March 21, 1997).*
10.2.2	First Amendment to Second Amended and Restated Directors Stock Incentive Plan, effective as of November 3, 1999 (incorporated herein by reference to Exhibit 10.1 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 1999).*
10.2.3	Second Amendment to Second Amended and Restated Directors Stock Incentive Plan, effective as of January 4, 2000 (incorporated herein by reference to Exhibit 10.17 to HCP's Annual Report on Form 10-K (File No. 1-08895) for the year ended December 31, 1999).*
10.3.1	Second Amended and Restated Stock Incentive Plan (incorporated herein by reference to Appendix B to HCP's Proxy Statement (File No. 1 08895), filed March 21, 1997).*
10.3.2	First Amendment to Second Amended and Restated Stock Incentive Plan, effective as of November 3, 1999 (incorporated herein by reference to Exhibit 10.3 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 1999).*

10.4.1	2000 Stock Incentive Plan, amended and restated effective as of May 7, 2003 (incorporated herein by reference to Annex A to HCP's Proxy Statement (File No. 1-08895) for the Annual Meeting of Stockholders held on May 7, 2003).*
10.4.2	First Amendment to Amended and Restated 2000 Stock Incentive Plan (effective as of May 7, 2003) (incorporated herein by reference to Exhibit 10.1 to HCP's Current Report on Form 8-K (File No. 1-08895), filed February 3, 2005).*
10.5	Second Amended and Restated Director Deferred Compensation Plan (effective as of October 25, 2007) (incorporated herein by reference to Exhibit 10.5 to HCP's Annual Report on Form 10-K, as amended (File No. 1-08895), for the year ended December 31, 2007).*
10.6	Amended and Restated Limited Liability Company Agreement of HCPI/Utah, LLC, dated as of January 20, 1999 (incorporated herein by reference to Exhibit 10.16 to HCP's Annual Report on Form 10-K (File No. 1-08895) for the year ended December 31, 1998).
10.7	Cross-Collateralization, Cross-Contribution and Cross-Default Agreement, dated as of July 20, 2000, by and between HCP Medical Office Buildings II, LLC and Texas HCP Medical Office Buildings, L.P., for the benefit of First Union National Bank (incorporated herein by reference to Exhibit 10.21 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2000).
10.8	Cross-Collateralization, Cross-Contribution and Cross-Default Agreement, dated as of August 31, 2000, by and between HCP Medical Office Buildings I, LLC and Meadowdome, LLC, for the benefit of First Union National Bank (incorporated herein by reference to Exhibit 10.22 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2000).
10.9.1	Amended and Restated Limited Liability Company Agreement of HCPI/Utah II, LLC, dated as of August 17, 2001 (incorporated herein by reference to Exhibit 10.21 to HCP's Annual Report on Form 10-K405 (File No. 1-08895) for the year ended December 31, 2001).
10.9.2	Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of HCPI/Utah II, LLC, dated as of October 30, 2001 (incorporated herein by reference to Exhibit 10.22 to HCP's Annual Report on Form 10-K405 (File No. 1-08895) for the year ended December 31, 2001).
10.10	Amended and Restated Employment Agreement, dated as of April 24, 2008, by and between HCP and James F. Flaherty III (incorporated herein by reference to Exhibit 10.11 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended March 31, 2008).*
10.11.1	Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC, dated as of October 2, 2003 (incorporated herein by reference to Exhibit 10.28 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2003).
10.11.2	Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC, dated as of September 29, 2004 (incorporated herein by reference to Exhibit 10.37 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2004).
10.11.3	Amendment No. 2 to Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC, dated as of October 29, 2004 (incorporated herein by reference to Exhibit 10.43 to HCP's Annual Report on Form 10-K (File No. 1-08895) for the year ended December 31, 2004).

10.11.4	Amendment No. 3 to Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC and New Member Joinder Agreement, dated as of October 19, 2005, by and among HCP, HCPI/Tennessee, LLC and A. Daniel Weyland (incorporated herein by reference to Exhibit 10.14.3 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2005).
10.11.5	Amendment No. 4 to Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC, effective as of January 1, 2007 (incorporated herein by reference to Exhibit 10.12.4 to HCP's Annual Report on Form 10-K, as amended (File No. 1-08895), for the year ended December 31, 2007).
10.12	Form of Restricted Stock Agreement for employees and consultants, effective as of May 7, 2003, relating to HCP's Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.30 to HCP's Annual Report on Form 10-K (File No. 1-08895) for the year ended December 31, 2003).*
10.13	Form of Restricted Stock Agreement for directors, effective as of May 7, 2003, relating to HCP's Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.31 to HCP's Annual Report on Form 10-K (File No. 1-08895) for the year ended December 31, 2003).*
10.14	Amended and Restated Executive Retirement Plan, effective as of May 7, 2003 (incorporated herein by reference to Exhibit 10.34 to HCP's Annual Report on Form 10-K (File No. 1-08895) for the year ended December 31, 2003).*
10.15	Form of CEO Performance Restricted Stock Unit Agreement with five-year installment vesting (incorporated herein by reference to Exhibit 10.17 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended March 31, 2008).*
10.16	Form of CEO Performance Restricted Stock Unit Agreement with three-year cliff vesting (incorporated herein by reference to Exhibit 10.18 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended March 31, 2008).*
10.17	Form of employee Performance Restricted Stock Unit Agreement with five- year installment vesting (incorporated herein by reference to Exhibit 10.19 to HCP's Annual Report on Form 10-K, as amended (Filed No. 1-08895), for the year ended December 31, 2007).*
10.18	CEO Restricted Stock Unit Agreement, relating to HCP's Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.29 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2005).*
10.19	Form of directors and officers Indemnification Agreement (incorporated herein by reference to Exhibit 10.21 to HCP's Annual Report on Form 10-K, as amended (File No. 1-08895) for the year ended December 31, 2007).*
10.20	Form of employee Nonqualified Stock Option Agreement with five-year installment vesting (incorporated herein by reference to Exhibit 10.37 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2006).*
10.21	Form of non-employee director Restricted Stock Award Agreement with five- year installment vesting, (incorporated herein by reference to Exhibit 10.38 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2006).*
10.22	Form of Non-Employee Directors Stock-For-Fees Program (incorporated herein by reference to Exhibit 10.1 to HCP's Current Report on Form 8-K (File No. 1-08895), filed August 2, 2006).*

10.23	Amended and Restated Stock Unit Award Agreement, dated April 24, 2008, by and between HCP and James F. Flaherty III (incorporated herein by reference to Exhibit 10.25 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended March 31, 2008).*
10.24	$1,500,000,000 Credit Agreement, dated as of August 1, 2007, by and among HCP, the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended June 30, 2010).
10.25	$2,750,000,000 Credit Agreement, dated as of August 1, 2007, by and among HCP, the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.2 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended June 30, 2010).
10.26	Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.41 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2007).*
10.27	2006 Performance Incentive Plan (incorporated herein by reference to Exhibit A to HCP's Proxy Statement (File No. 1-08895) for the Annual Meeting of Stockholders held on May 11, 2006).*
10.28	Form of Mezzanine Loan Agreement defining HCP's rights and obligations in connection with its HCR ManorCare investment (incorporated herein by reference to Exhibit 10.3 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended June 30, 2010).
10.29	Form of Intercreditor Agreement defining HCP's rights and obligations in connection with its HCR ManorCare investment (incorporated herein by reference to Exhibit 10.4 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended June 30, 2010).
10.30	Form of Cash Management Agreement defining HCP's rights and obligations in connection with its HCR ManorCare investment (incorporated herein by reference to Exhibit 10.5 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended June 30, 2010).
10.31	Form of Pledge and Security Agreement defining HCP's rights and obligations in connection with its HCR ManorCare investment (incorporated herein by reference to Exhibit 10.6 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended June 30, 2010).
10.32	Form of Promissory Note defining HCP's rights and obligations in connection with its HCR ManorCare investment (incorporated herein by reference to Exhibit 10.34 to HCP's Annual Report on Form 10-K, as amended (File No. 1-08895), for the year ended December 31, 2007).
10.33	Form of Guaranty Agreement defining HCP's rights and obligations in connection with its HCR ManorCare investment (incorporated herein by reference to Exhibit 10.35 to HCP's Annual Report on Form 10-K, as amended (File No. 1-08895), for the year ended December 31, 2007).
10.34	Form of Assignment and Assumption Agreement entered into in connection with HCP's Manor Care investment (incorporated herein by reference to Exhibit 10.36 to HCP's Annual Report on Form 10-K, as amended (File No. 1-08895), for the year ended December 31, 2007).

10.35	Form of Omnibus Assignment entered into in connection with HCP's HCR ManorCare investment (incorporated herein by reference to Exhibit 10.7 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended June 30, 2010).
10.36	Executive Bonus Program (incorporated herein by reference to HCP's Current Report on Form 8-K (File No. 1-08895), filed January 31, 2008.*
10.37	2006 Performance Incentive Plan, as amended and restated (incorporated by reference to Annex 2 to HCP's Proxy Statement (File No. 1-08895) for the Annual Meeting of Stockholders held on April 23, 2009).*
10.38	Form of CEO 2006 Performance Incentive Plan Performance Restricted Stock Unit Agreement with five-year installment vesting (incorporated herein by reference to Exhibit 10.2 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended March 31, 2009).*
10.39	Form of CEO 2006 Performance Incentive Plan Performance Restricted Stock Unit Agreement with three-year cliff vesting (incorporated herein by reference to Exhibit 10.3 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended March 31, 2009).*
10.40	Form of employee 2006 Performance Incentive Plan Performance Restricted Stock Unit Agreement with five-year installment vesting (incorporated herein by reference to Exhibit 10.4 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended March 31, 2009).*
10.41	Resignation and Consulting Agreement, dated as of February 28, 2009, by and between HCP and Mark A. Wallace (incorporated herein by reference to Exhibit 10.5 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended March 31, 2009).*
10.42	Letter Agreement, dated as of March 2, 2009, by and between HCP and Thomas M. Herzog (incorporated herein by reference to Exhibit 10.6 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended March 31, 2009).
10.43	Form of director 2006 Performance Incentive Plan Director Stock Unit Award Agreement with four-year installment vesting (incorporated herein by reference to Exhibit 10.1 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended June 30, 2009).
10.44	Resignation and Consulting Agreement, dated as of June 1, 2009, by and between HCP and George P. Doyle (incorporated herein by reference to Exhibit 10.2 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended June 30, 2009).*
10.45	Letter Agreement, dated as of June 2, 2009, by and between HCP and Scott A. Anderson (incorporated herein by reference to Exhibit 10.3 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended June 30, 2009).*
10.46	Amended and Restated Dividend Reinvestment and Stock Purchase Plan, amended as of September 4, 2009 (incorporated by reference to HCP's Registration Statement on Form S-3 (Registration No. 333-161721), dated September 4, 2009 and as supplemented on September 4, 2009).
10.47	Amended and Restated Dividend Reinvestment and Stock Purchase Plan, amended as of October 30, 2008 (incorporated herein by reference to HCP's Registration Statement on Form S-3 (Registration No. 333-137225) , dated September 8, 2006).

10.48	Second Amended and Restated Director Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.2 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2009).*
10.49	Letter Agreement, dated April 21, 2010, by and between HCP and J. Alberto Gonzalez-Pita (incorporated herein by reference to Exhibit 10.1 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended June 30, 2010).*
10.50	Letter Agreement, dated July 7, 2010, by and between HCP and Kendall Young. (incorporated herein by reference to Exhibit 10.1 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2010).*
10.51	Stockholders Agreement, dated as of December 13, 2010, among HCP, Inc., HCR ManorCare, Inc. and certain stockholders of HCR ManorCare, Inc. (incorporated herein by reference to Exhibit 10.1 to HCP's Current Report on Form 8-K (File No. 1-08895), filed December 14, 2010).
10.52	Credit Agreement, dated as of December 13, 2010, among HCP, Inc., the lending institutions party hereto from time to time, UBS AG, Stamford Branch, as administrative agent, UBS Securities LLC, as joint lead arranger and joint bookrunner, Citibank, N.A., as joint lead arranger and joint bookrunner, Citicorp North America, Inc., as co-syndication agent, Wells Fargo Securities, LLC, as joint lead arranger and joint bookrunner, Wells Fargo Bank, National Association, as co-syndication agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arranger and joint bookrunner, Bank of America, N.A., as co-syndication agent, J.P. Morgan Securities, LLC, as joint lead arranger and joint bookrunner, and JPMorgan Chase Bank, N.A., as co-syndication agent (incorporated herein by reference to Exhibit 10.2 to HCP's Current Report on Form 8-K (File No. 1-08895), filed December 14, 2010).
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm—Ernst & Young LLP.
23.2	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.
31.1	Certification by James F. Flaherty III, HCP's Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification by Thomas M. Herzog, HCP's Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification by James F. Flaherty III, HCP's Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.
32.2	Certification by Thomas M. Herzog, HCP's Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*
Management Contract or Compensatory Plan or Arrangement

**
Furnished herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 15, 2011

HCP, Inc. (Registrant)
/s/ JAMES F. FLAHERTY III James F. Flaherty III, Chairman and Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES F. FLAHERTY III James F. Flaherty III	Chairman and Chief Executive Officer (Principal Executive Officer)	February 15, 2011
/s/ THOMAS M. HERZOG Thomas M. Herzog	Executive Vice President — Chief Financial Officer (Principal Financial Officer)	February 15, 2011
/s/ SCOTT A. ANDERSON Scott A. Anderson	Senior Vice President — Chief Accounting Officer (Principal Accounting Officer)	February 15, 2011
/s/ CHRISTINE GARVEY Christine Garvey	Director	February 15, 2011
/s/ DAVID B. HENRY David B. Henry	Director	February 15, 2011
/s/ LAURALEE E. MARTIN Lauralee E. Martin	Director	February 15, 2011
/s/ MICHAEL D. MCKEE Michael D. McKee	Director	February 15, 2011

Signature	Title	Date

/s/ HAROLD M. MESSMER, JR. Harold M. Messmer, Jr.	Director	February 15, 2011
/s/ PETER L. RHEIN Peter L. Rhein	Director	February 15, 2011
/s/ KENNETH B. ROATH Kenneth B. Roath	Director	February 15, 2011
/s/ RICHARD M. ROSENBERG Richard M. Rosenberg	Director	February 15, 2011
/s/ JOSEPH P. SULLIVAN Joseph P. Sullivan	Director	February 15, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of HCP, Inc.
Long Beach, California

        We have audited the accompanying consolidated balance sheet of HCP, Inc. and subsidiaries (the "Company") as of December 31, 2010, and the related consolidated statements of income, equity, and cash flows for the year then ended. Our audit also included the financial statement schedules for the year ended December 31, 2010 listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of HCP, Inc. and subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
February 15, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of HCP, Inc.

        We have audited the accompanying consolidated balance sheets of HCP, Inc. as of December 31, 2009, and the related consolidated statements of income, equity, and cash flows for each of the two years in the period ended December 31, 2009. Our audits also included the financial statement schedules—Schedule II: Valuation and Qualifying Accounts and Schedule III: Real Estate and Accumulated Depreciation. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HCP, Inc. at December 31, 2009, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Irvine, California
February 12, 2010

  except for the Consolidated Balance Sheet, the
  Consolidated Statements of Income, the Consolidated
  Statements of Cash Flows, the deletion of prior Note 3
  "Mergers and Acquisitions, renumbered Note 3 "Real
  Estate Property Investments", renumbered Note 4
  "Dispositions of Real Estate and Discontinued
  Operations", Note 14 "Segment Disclosures", Note
  19 "Earnings per Common Share", and "Schedule III:
  Real Estate and Accumulated Depreciation", as to
  which the date is February 15, 2011

HCP, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2010	2009
ASSETS
Real estate:
Buildings and improvements	$8,209,806	$7,771,225
Development costs and construction in progress	144,116	272,542
Land	1,573,984	1,542,393
Accumulated depreciation and amortization	(1,251,142)	(1,035,474)

Net real estate	8,676,764	8,550,686

Net investment in direct financing leases	609,661	600,077
Loans receivable, net	2,002,866	1,672,938
Investments in and advances to unconsolidated joint ventures	195,847	267,978
Accounts receivable, net of allowance of $5,150 and $10,772, respectively	34,504	43,726
Cash and cash equivalents	1,036,701	112,259
Restricted cash	36,319	33,000
Intangible assets, net	316,375	389,698
Real estate held for sale, net	—	34,659
Other assets, net	422,886	504,714

Total assets	$13,331,923	$12,209,735

LIABILITIES AND EQUITY
Bank line of credit	$—	$—
Term loan	—	200,000
Senior unsecured notes	3,318,379	3,521,325
Mortgage and other secured debt	1,235,779	1,834,711
Mortgage debt on assets held for sale	—	224
Other debt	92,187	99,883
Intangible liabilities, net	148,072	200,260
Accounts payable and accrued liabilities	313,806	309,596
Deferred revenue	77,653	85,127

Total liabilities	5,185,876	6,251,126

Commitments and contingencies
Preferred stock, $1.00 par value: 50,000,000 shares authorized; 11,820,000 shares issued and outstanding, liquidation preference of $25.00 per share	285,173	285,173
Common stock, $1.00 par value: 750,000,000 shares authorized; 370,924,887 and 293,548,162 shares issued and outstanding, respectively	370,925	293,548
Additional paid-in capital	8,089,982	5,719,400
Cumulative dividends in excess of earnings	(775,476)	(515,450)
Accumulated other comprehensive loss	(13,237)	(2,134)

Total stockholders' equity	7,957,367	5,780,537
Joint venture partners	14,935	7,529
Non-managing member unitholders	173,745	170,543

Total noncontrolling interests	188,680	178,072

Total equity	8,146,047	5,958,609

Total liabilities and equity	$13,331,923	$12,209,735

See accompanying Notes to Consolidated Financial Statements.

HCP, Inc.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008
Revenues:
Rental and related revenues	$951,855	$878,492	$867,367
Tenant recoveries	89,012	89,457	82,688
Income from direct financing leases	49,438	51,495	58,149
Interest income	160,163	124,146	130,869
Investment management fee income	4,666	5,312	5,923

Total revenues	1,255,134	1,148,902	1,144,996

Costs and expenses:
Depreciation and amortization	311,952	316,722	312,009
Interest expense	288,650	298,869	348,343
Operating	210,276	185,704	192,945
General and administrative	83,048	78,471	73,691
Litigation provision	—	101,973	—
Impairments (recoveries)	(11,900)	75,389	18,276

Total costs and expenses	882,026	1,057,128	945,264

Other income, net	15,819	7,768	25,672

Income before income tax expense and equity income from and impairments of investments in unconsolidated joint ventures	388,927	99,542	225,404
Income taxes	(412)	(1,910)	(4,224)
Equity income from unconsolidated joint ventures	4,770	3,511	3,326
Impairments of investments in unconsolidated joint ventures	(71,693)	—	—

Income from continuing operations	321,592	101,143	224,506

Discontinued operations:
Income before impairments and gain on sales of real estate, net of income taxes	2,878	7,812	26,463
Impairments	—	(125)	(9,175)
Gain on sales of real estate, net of income taxes	19,925	37,321	229,189

Total discontinued operations	22,803	45,008	246,477

Net income	344,395	146,151	470,983
Noncontrolling interests' share in earnings	(13,686)	(14,461)	(22,488)

Net income attributable to HCP, Inc.	330,709	131,690	448,495
Preferred stock dividends	(21,130)	(21,130)	(21,130)
Participating securities' share in earnings	(2,081)	(1,491)	(1,997)

Net income applicable to common shares	$307,498	$109,069	$425,368

Basic earnings per common share:
Continuing operations	$0.93	$0.23	$0.76
Discontinued operations	0.08	0.17	1.03

Net income applicable to common shares	$1.01	$0.40	$1.79

Diluted earnings per common share:
Continuing operations	$0.93	$0.23	$0.76
Discontinued operations	0.07	0.17	1.03

Net income applicable to common shares	$1.00	$0.40	$1.79

Weighted average shares used to calculate earnings per common share:
Basic	305,574	274,216	237,301

Diluted	306,900	274,631	237,972

See accompanying Notes to Consolidated Financial Statements.

HCP, Inc.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except per share data)

	Preferred Stock		Common Stock			Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)
					Additional Paid-In Capital			Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
January 1, 2008	11,820	$285,173	216,819	$216,819	$3,724,739	$(120,920)	$(2,102)	$4,103,709	$339,271	$4,442,980
Comprehensive income:
Net income	—	—	—	—	—	448,495	—	448,495	22,488	470,983
Change in net unrealized gains (losses) on securities:
Unrealized losses	—	—	—	—	—	—	(88,266)	(88,266)	—	(88,266)
Less reclassification adjustment realized in net income	—	—	—	—	—	—	7,230	7,230	—	7,230
Change in net unrealized gains (losses) on cash flow hedges:
Unrealized losses	—	—	—	—	—	—	(1,485)	(1,485)	—	(1,485)
Less reclassification adjustment realized in net income	—	—	—	—	—	—	3,999	3,999	—	3,999
Change in Supplemental Executive Retirement Plan ("SERP") obligation	—	—	—	—	—	—	292	292	—	292
Foreign currency translation adjustment	—	—	—	—	—	—	(830)	(830)	—	(830)

Total comprehensive income								369,435	22,488	391,923
Issuance of common stock, net	—	—	36,233	36,233	1,126,769	—	—	1,163,002	(111,467)	1,051,535
Repurchase of common stock	—	—	(99)	(99)	(3,085)	—	—	(3,184)	—	(3,184)
Exercise of stock options	—	—	648	648	11,539	—	—	12,187	—	12,187
Amortization of deferred compensation	—	—	—	—	13,765	—	—	13,765	—	13,765
Preferred dividends	—	—	—	—	—	(21,130)	—	(21,130)	—	(21,130)
Common dividends ($1.82 per share)	—	—	—	—	—	(436,513)	—	(436,513)	—	(436,513)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(28,375)	(28,375)
Purchase of noncontrolling interests	—	—	—	—	—	—	—	—	(15,348)	(15,348)

December 31, 2008	11,820	$285,173	253,601	$253,601	$4,873,727	$(130,068)	$(81,162)	$5,201,271	$206,569	$5,407,840
Comprehensive income:
Net income	—	—	—	—	—	131,690	—	131,690	14,461	146,151
Change in net unrealized gains (losses) on securities:
Unrealized gains	—	—	—	—	—	—	82,816	82,816	—	82,816
Less reclassification adjustment realized in net income	—	—	—	—	—	—	(4,197)	(4,197)	—	(4,197)
Change in net unrealized gains (losses) on cash flow hedges:
Unrealized gains	—	—	—	—	—	—	179	179	—	179
Less reclassification adjustment realized in net income	—	—	—	—	—	—	781	781	—	781
Change in SERP obligation	—	—	—	—	—	—	(521)	(521)	—	(521)
Foreign currency translation adjustment	—	—	—	—	—	—	(30)	(30)	—	(30)

Total comprehensive income								210,718	14,461	225,179

HCP, Inc.

CONSOLIDATED STATEMENTS OF EQUITY (Continued)

(In thousands, except per share data)

	Preferred Stock		Common Stock			Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)
					Additional Paid-In Capital			Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Issuance of common stock, net	—	—	39,664	39,664	831,552	—	—	871,216	(23,045)	848,171
Repurchase of common stock	—	—	(110)	(110)	(2,575)	—	—	(2,685)	—	(2,685)
Exercise of stock options	—	—	393	393	7,033	—	—	7,426	—	7,426
Amortization of deferred compensation	—	—	—	—	14,388	—	—	14,388	—	14,388
Preferred dividends	—	—	—	—	—	(21,130)	—	(21,130)	—	(21,130)
Common dividends ($1.84 per share)	—	—	—	—	—	(495,942)	—	(495,942)	—	(495,942)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(15,541)	(15,541)
Purchase of noncontrolling interests	—	—	—	—	(4,725)	—	—	(4,725)	(4,372)	(9,097)

December 31, 2009	11,820	$285,173	293,548	$293,548	$5,719,400	$(515,450)	$(2,134)	$5,780,537	$178,072	$5,958,609
Comprehensive income:
Net income	—	—	—	—	—	330,709	—	330,709	13,686	344,395
Change in net unrealized gains (losses) on securities:
Unrealized gains	—	—	—	—	—	—	937	937	—	937
Less reclassification adjustment realized in net income	—	—	—	—	—	—	(12,742)	(12,742)	—	(12,742)
Change in net unrealized gains (losses) on cash flow hedges:
Unrealized losses	—	—	—	—	—	—	(996)	(996)	—	(996)
Less reclassification adjustment realized in net income	—	—	—	—	—	—	1,453	1,453	—	1,453
Change in SERP obligation	—	—	—	—	—	—	43	43	—	43
Foreign currency translation adjustment	—	—	—	—	—	—	202	202	—	202

Total comprehensive income								319,606	13,686	333,292
Issuance of common stock, net	—	—	77,278	77,278	2,353,967	—	—	2,431,245	(6,135)	2,425,110
Repurchase of common stock	—	—	(154)	(154)	(4,373)	—	—	(4,527)	—	(4,527)
Exercise of stock options	—	—	253	253	6,064	—	—	6,317	—	6,317
Amortization of deferred compensation	—	—	—	—	14,924	—	—	14,924	—	14,924
Preferred dividends	—	—	—	—	—	(21,130)	—	(21,130)	—	(21,130)
Common dividends ($1.86 per share)	—	—	—	—	—	(569,605)	—	(569,605)	—	(569,605)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(16,049)	(16,049)
Noncontrolling interests in acquired assets	—	—	—	—	—	—	—	—	10,002	10,002
Sale of noncontrolling interests	—	—	—	—	—	—	—	—	8,395	8,395
Other	—	—	—	—	—	—	—	—	709	709

December 31, 2010	11,820	$285,173	370,925	$370,925	$8,089,982	$(775,476)	$(13,237)	$7,957,367	$188,680	$8,146,047

See accompanying Notes to Consolidated Financial Statements.

HCP, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$344,395	$146,151	$470,983
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate, in-place lease and other intangibles:
Continuing operations	311,952	316,722	312,009
Discontinued operations	1,495	3,403	9,227
Amortization of above and below market lease intangibles, net	(6,378)	(14,780)	(8,440)
Stock-based compensation	14,924	14,388	13,765
Amortization of debt premiums, discounts and issuance costs, net	9,856	8,328	9,869
Straight-line rents	(47,243)	(46,688)	(39,463)
Interest accretion	(69,645)	(39,172)	(27,019)
Deferred rental revenue	(3,984)	12,804	13,931
Equity income from unconsolidated joint ventures	(4,770)	(3,511)	(3,326)
Distributions of earnings from unconsolidated joint ventures	5,373	7,273	6,745
Gain on sales of real estate	(19,925)	(37,321)	(229,189)
Gain on early repayment of debt	—	—	(2,396)
Marketable securities (gains) losses, net	(14,597)	(8,876)	7,230
Derivative losses, net	1,302	69	4,577
Impairments, net of recoveries	59,793	75,514	27,851
Changes in:
Accounts receivable, net	9,222	4,408	10,681
Other assets	(6,341)	(6,881)	(1,315)
Accrued liability for litigation provision	—	101,973	—
Accounts payable and other accrued liabilities	(4,931)	(18,170)	(7,023)

Net cash provided by operating activities	580,498	515,634	568,697

Cash flows from investing activities:
Acquisitions and development of real estate	(304,847)	(96,528)	(155,531)
Lease costs and tenant and capital improvements	(97,930)	(40,702)	(59,991)
Proceeds from sales of real estate	32,284	72,272	639,585
Contributions to unconsolidated joint ventures	(6,565)	(7,975)	(3,579)
Distributions in excess of earnings from unconsolidated joint ventures	4,365	6,869	8,400
Purchase of marketable securities	—	—	(30,089)
Proceeds from sales of marketable securities	179,215	157,122	10,700
Proceeds from sales of interests in unconsolidated joint ventures	—	—	2,855
Principal repayments on loans receivable and direct financing leases	63,953	10,952	16,790
Investments in loans receivable and direct financing leases, net	(298,085)	(165,494)	(3,162)
Increase (decrease) in restricted cash	(3,319)	2,078	1,349

Net cash provided by (used in) investing activities	(430,929)	(61,406)	427,327

Cash flows from financing activities:
Net repayments under bank line of credit	—	(150,000)	(801,700)
Repayments of term loan	(200,000)	(320,000)	(1,030,000)
Borrowings under term loan	—	—	200,000
Repayments of mortgage and other secured debt	(636,096)	(234,080)	(225,316)
Issuance of mortgage debt	—	1,942	579,557
Repayments and repurchases of senior unsecured notes	(206,422)	(7,735)	(300,000)
Settlement of cash flow hedges, net	—	—	(9,658)
Debt issuance costs	(11,850)	(860)	(12,657)
Net proceeds from the issuance of common stock and exercise of options	2,426,900	852,912	1,060,538
Dividends paid on common and preferred stock	(590,735)	(517,072)	(457,643)
Sale (purchase) of noncontrolling interests	8,395	(9,097)	—
Distributions to noncontrolling interests	(15,319)	(15,541)	(37,852)

Net cash provided by (used in) financing activities	774,873	(399,531)	(1,034,731)

Net increase (decrease) in cash and cash equivalents	924,442	54,697	(38,707)
Cash and cash equivalents, beginning of year	112,259	57,562	96,269

Cash and cash equivalents, end of year	$1,036,701	$112,259	$57,562

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

  Principles of Consolidation

        The consolidated financial statements include the accounts of HCP, its wholly-owned subsidiaries and joint ventures or variable interest entities that it controls through voting rights or other means. All material intercompany transactions and balances have been eliminated upon consolidation.

        The Company is required to continually evaluate its variable interest entity ("VIE") relationships and consolidate investments in these entities when it is determined to be the primary beneficiary of their operations. A VIE is broadly defined as an entity where either (i) the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of an entity that most significantly impact the entity's economic performance or (ii) the equity investment at risk is insufficient to finance that entity's activities without additional subordinated financial support.

        A variable interest holder is considered to be the primary beneficiary of a VIE if it has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. The Company qualitatively assesses whether it is (or is not) the primary beneficiary of a VIE. Consideration of various factors includes, but is not limited to, the Company's ability to direct the activities that most significantly impact the entity's economic performance, its form of ownership interest, its representation on the entity's governing body, the size and seniority of its investment, its ability and the rights of other investors to participate in policy making decisions and to replace the manager of and/or liquidate the entity.

        For its investments in joint ventures, the Company evaluates the type of ownership rights held by the limited partner(s) that may preclude consolidation in circumstances in which the sole general partner would otherwise consolidate the limited partnership. The assessment of limited partners' rights and their impact on the presumption of control over a limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if (i) there is a change to the terms or in the exercisability of the rights of the limited partners, (ii) the sole general partner increases or decreases its ownership in the limited partnership interests, or (iii) there is an increase or decrease in the number of outstanding limited partnership interests. The Company similarly evaluates the rights of managing members of limited liability companies.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Revenue Recognition

        The Company recognizes rental revenue from tenants on a straight-line basis over the lease term when collectibility is reasonably assured and the tenant has taken possession or controls the physical use of the leased asset. For assets acquired subject to leases, the Company recognizes revenue upon acquisition of the asset provided the tenant has taken possession or controls the physical use of the leased asset. If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance that is funded by the Company is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to, the following criterion:

  •
  whether the lease stipulates how and on what a tenant improvement allowance may be spent;

  •
  whether the tenant or landlord retains legal title to the improvements at the end of the lease term;

  •
  whether the tenant improvements are unique to the tenant or general-purpose in nature; and

  •
  whether the tenant improvements are expected to have any residual value at the end of the lease term.

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

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The Company receives management fees from its investments in certain joint venture entities for various services it provides as the managing member of these entities. Management fees are recorded as revenue when management services have been performed. Intercompany profit for management fees is eliminated.

        The Company recognizes gain on sales of real estate upon the closing of the transaction with the purchaser. Gains on properties sold are recognized using the full accrual method when the collectibility of the sales price is reasonably assured, the Company is not obligated to perform additional activities that may be considered significant, the initial investment from the buyer is sufficient and other profit recognition criteria have been satisfied. Gain on sales of real estate may be deferred in whole or in part until the requirements for gain recognition have been met.

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

        Loans receivable are classified as held-for-investment based on management's intent and ability to hold the loans for the foreseeable future or to maturity. Loans held-for-investment are carried at amortized cost and are reduced by a valuation allowance for estimated credit losses as necessary. The Company recognizes interest income on loans, including the amortization of discounts and premiums, using the effective interest method. The effective interest method is applied on a loan-by-loan basis when collectibility of the future payments is reasonably assured. Premiums and discounts are recognized as yield adjustments over the life of the related loans. Loans are transferred from held-for-investment to held for sale when management's intent is to no longer hold the loans for the foreseeable future. Loans held for sale are recorded at the lower of cost or fair value.

        Allowances are established for loans and DFLs based upon an estimate of probable losses for the individual loans and DFLs deemed to be impaired. Loans and DFLs are impaired when it is deemed probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan or lease. An allowance is based upon the Company's assessment of the borrower's or lessee's overall financial condition; resources and payment record; the prospects for support from any financially responsible guarantors; and, if appropriate, the realizable value of any collateral. These estimates consider all available evidence including the expected future cash flows discounted at the loan's or DFL's effective interest rate, fair value of collateral, general economic conditions and trends, historical and industry loss experience, and other relevant factors, as appropriate.

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

  Real Estate

        The Company's real estate assets, consisting of land, buildings and improvements are recorded at cost. Costs are allocated at acquisition, including the assumption of liabilities, to the acquired tangible assets and identifiable intangibles based on their fair value. The Company assesses fair value based on

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

cash flow projections that utilize appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, as well as market and economic conditions. The fair value of tangible assets of an acquired property is based on the value of the property as if it is vacant.

        The Company records acquired "above and below market" leases at their fair value using discount rates which reflect the risks associated with the leases acquired. The amount recorded is based on the present value of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management's estimate of fair market lease rates for each in-place lease, measured over a period equal to the remaining term of the lease for above market leases and the initial term plus the extended term for any leases with bargain renewal options. Other intangible assets acquired include amounts for in-place lease values that are based on the Company's evaluation of the specific characteristics of each tenant's lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes estimates of lost rents at estimated market rates during the hypothetical expected lease-up periods, which are dependent on local market conditions and expected trends. In estimating costs to execute similar leases, the Company considers leasing commissions, legal and other related costs.

        The Company capitalizes direct construction and development costs, including predevelopment costs, interest, property taxes, insurance and other costs directly related and essential to the acquisition, development or construction of a real estate asset. The Company capitalizes construction and development costs while substantive activities are ongoing to prepare an asset for its intended use. The Company considers a construction project as substantially complete and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of significant construction activity. Costs incurred after a project is substantially complete and ready for its intended use, or after development activities have ceased, are expensed as incurred. For redevelopment of existing operating properties, the Company capitalizes costs based on the net carrying value of the existing property under redevelopment plus the cost for the construction and improvement incurred in connection with the redevelopment. Costs previously capitalized related to abandoned acquisitions or developments are charged to earnings. Expenditures for repairs and maintenance are expensed as incurred. The Company considers costs incurred in conjunction with re-leasing properties, including tenant improvements and lease commissions, to represent the acquisition of productive assets and, accordingly, such costs are reflected as investing activities in the Company's consolidated statement of cash flows.

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

  Impairment of Long-Lived Assets and Goodwill

        The Company assesses the carrying value of real estate assets and related intangibles ("real estate assets"), whenever events or changes in circumstances indicate that the carrying value of such asset or asset group may not be recoverable. The Company tests its real estate assets for impairment by comparing the sum of the expected undiscounted cash flows to the carrying value of the real estate

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

asset or asset group. If the carrying value exceeds the expected undiscounted cash flows, an impairment loss will be recognized by adjusting the carrying value of the real estate assets to its fair value.

        Goodwill is tested for impairment at least annually and whenever the Company identifies triggering events that may indicate an impairment has occurred by applying a two-step approach. Potential impairment indicators include a significant decline in real estate valuations, restructuring plans or a significant decline in the value of the Company's market capitalization. The Company tests goodwill for impairment by comparing the fair value of a reporting unit containing goodwill to its carrying value. If the carrying value exceeds the fair value, the second step of the test is needed to measure the amount of potential goodwill impairment. The second step requires the fair value of a reporting unit to be allocated to all the assets and liabilities of the reporting unit as if it had been acquired in a business combination at the date of the impairment test. The excess fair value of the reporting unit over the fair value of assets and liabilities is the implied value of goodwill and is used to determine the amount of impairment. The Company selected the fourth quarter of each fiscal year to perform its annual impairment test.

  Assets Held for Sale and Discontinued Operations

        Certain long-lived assets are classified as held for sale and are reported at the lower of their carrying value or their fair value less costs to sell and are no longer depreciated. Discontinued operations is a component of an entity that has either been disposed of or is deemed to be held for sale if, (i) the operations and cash flows of the component have been or will be eliminated from ongoing operations as a result of the disposal transaction, and (ii) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction.

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

        The initial carrying value of investments in unconsolidated joint ventures is based on the amount paid to purchase the joint venture interest or the fair value of the assets prior to the sale of interests in the joint venture. To the extent that the Company's cost basis is different from the basis reflected at the joint venture level, the basis difference is generally amortized over the lives of the related assets and liabilities, and such amortization is included in the Company's share of equity in earnings of the joint venture. The Company evaluates its equity method investments for impairment based upon a comparison of the fair value of the equity method investment to its carrying value. When the Company determines a decline in the fair value of an investment in an unconsolidated joint venture below its carrying value is other-than-temporary, an impairment is recorded. The Company recognizes gains on the sale of interests in joint ventures to the extent the economic substance of the transaction is a sale.

        The Company's fair values for its equity method investments are based on discounted cash flow models that include all estimated cash inflows and outflows over a specified holding period and, where applicable, any estimated debt premiums or discounts. Capitalization rates, discount rates and credit spreads utilized in these models are based upon assumptions that the Company believes to be within a reasonable range of current market rates for the respective investments.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Share-Based Compensation

        Share-based compensation expense for share-based awards granted to employees, including grants of employee stock options, are recognized in the statements of income based on their fair market value. Compensation expense for awards with graded vesting schedules is generally recognized ratably over the period from the grant date to the date when the award is no longer contingent on the employee providing additional services.

  Cash and Cash Equivalents

        Cash and cash equivalents consist of cash on hand and short-term investments with maturities of three months or less when purchased.

  Restricted Cash

        Restricted cash primarily consists of amounts held by mortgage lenders to provide for (i) real estate tax expenditures, tenant improvements and capital expenditures, and (ii) security deposits and net proceeds from property sales that were executed as tax-deferred dispositions.

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

        The Company recognizes all derivative instruments, including embedded derivatives required to be bifurcated, as assets or liabilities in the consolidated balance sheets at their fair value. Changes in the fair value of derivative instruments that are not designated as hedges or that do not meet the criteria of hedge accounting are recognized in earnings. For derivatives designated in qualifying cash flow hedging relationships, the change in fair value of the effective portion of the derivatives is recognized in accumulated other comprehensive income (loss), whereas the change in fair value of the ineffective portion is recognized in earnings. For derivatives designated in qualifying fair value hedging relationships, the change in fair value of the effective portion of the derivatives offsets the change in fair value of the hedged item, whereas the change in fair value of the ineffective portion is recognized in earnings.

        The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. This process includes designating all derivatives that are part of a hedging relationship to specific forecasted transactions as well as recognized obligations or assets in the consolidated balance sheets. The Company also assesses and documents, both at inception of the hedging relationship and on a quarterly basis thereafter, whether the derivatives that are designated in hedging transactions are highly effective in offsetting the designated risks associated with the respective hedged items. If it is determined that a derivative ceases to be highly effective as a hedge, or that it is probable the underlying forecasted transaction will not occur, the Company discontinues hedge accounting prospectively and records the appropriate adjustment to earnings based on the current fair value of the derivative.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

  Marketable Securities

        The Company classifies its marketable equity and debt securities as available-for-sale. These securities are carried at their fair value with unrealized gains and losses recognized in stockholders' equity as a component of accumulated other comprehensive income (loss). Gains or losses on securities sold are determined based on the specific identification method. When the Company determines declines in fair value of marketable securities are other-than-temporary, a loss is recognized in earnings.

  Capital Raising Issuance Costs

        Costs incurred in connection with the issuance of common shares are recorded as a reduction of additional paid-in capital. Costs incurred in connection with the issuance of preferred shares are recorded as a reduction of the preferred stock amount. Debt issuance costs are deferred, included in other assets and amortized to interest expense over the remaining term of the related debt based on the interest method.

  Segment Reporting

        The Company's segments are based on its internal method of reporting which classifies operations by healthcare sector. The Company's business operations include five segments: (i) senior housing, (ii) life science, (iii) medical office, (iv) post-acute/skilled nursing and (v) hospital.

  Noncontrolling Interests

        The Company reports arrangements with noncontrolling interests as a component of equity separate from the parent's equity. The Company accounts for purchases or sales of equity interests that do not result in a change in control as equity transactions. In addition, net income attributable to the noncontrolling interest is included in consolidated net income on the face of the consolidated statements of income and, upon a gain or loss of control, the interest purchased or sold, as well as any interest retained, is recorded at its fair value with any gain or loss recognized in earnings.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The Company consolidates non-managing member limited liability companies ("DownREITs") since it exercises control, and noncontrolling interests in these entities are carried at cost. The non-managing member LLC Units ("DownREIT units") are exchangeable for an amount of cash approximating the then-current market value of shares of the Company's common stock or, at the Company's option, shares of the Company's common stock (subject to certain adjustments, such as stock splits and reclassifications). Upon exchange of DownREIT units for the Company's common stock, the carrying amount of the DownREIT units is reclassified to stockholders' equity.

  Preferred Stock Redemptions

        The Company recognizes the excess of the redemption value of cumulative redeemable preferred stock redeemed over its carrying amount as a charge to earnings. The Company reduces the carrying value of preferred shares by the amount of original issuance costs (see Note 13).

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

  Fair Value Measurement

        The Company measures and discloses the fair value of nonfinancial and financial assets and liabilities utilizing a hierarchy of valuation techniques based on whether the inputs to a fair value measurement are considered to be observable or unobservable in a marketplace. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. This hierarchy requires the use of observable market data when available. These inputs have created the following fair value hierarchy:

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

        The Company measures fair value using a set of standardized procedures that are outlined herein for all assets and liabilities which are required to be measured at fair value. When available, the Company utilizes quoted market prices from an independent third party source to determine fair value and classifies such items in Level 1. In some instances where a market price is available, but the instrument is in an inactive or over-the-counter market, the Company consistently applies the dealer (market maker) pricing estimate and classifies the asset or liability in Level 2.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        If quoted market prices or inputs are not available, fair value measurements are based upon valuation models that utilize current market or independently sourced market inputs, such as interest rates, option volatilities, credit spreads and/or market capitalization rates. Items valued using such internally-generated valuation techniques are classified according to the lowest level input that is significant to the fair value measurement. As a result, the asset or liability could be classified in either Level 2 or 3 even though there may be some significant inputs that are readily observable. Internal fair value models and techniques used by the Company include discounted cash flow and Black-Scholes valuation models. The Company also considers its counterparty's and own credit risk on derivatives and other liabilities measured at their fair value. The Company has elected the mid-market pricing expedient when determining fair value.

  Earnings per Share

        Basic earnings per common share is computed by dividing net income applicable to common shares by the weighted average number of shares of common stock outstanding during the period. The Company accounts for unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities, which are included in the computation of earnings per share pursuant to the two-class method. Diluted earnings per common share is calculated by including the effect of dilutive and preferred securities.

  Recent Accounting Pronouncements

        In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The amendments in this update require, among other things, new disclosures and clarifications of existing disclosures related to transfers in and out of Level 1 and Level 2 fair value measurements, further disaggregation of fair value measurement disclosures for each class of assets and liabilities and additional details of valuation techniques and inputs utilized. This update is consistent with the Company's current accounting application for fair value measurements and disclosures and did not have a material impact on its consolidated financial position or results of operations.

        In July 2010, the FASB issued Accounting Standards Update No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The amendments in this update require additional disclosure about the credit quality of financing receivables, such as aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disaggregation of information is based on how allowances for credit losses are developed and how credit exposure is managed. This update is effective for interim periods and fiscal years ending after December 15, 2010. The adoption of these requirements on December 31, 2010 did not have a material impact on the Company's consolidated financial position or results of operations.

  Reclassifications

        Certain amounts in the Company's consolidated financial statements for prior periods have been reclassified to conform to the current period presentation. Assets sold or held for sale and associated liabilities have been reclassified on the consolidated balance sheets and operating results reclassified from continuing to discontinued operations. All prior period interest income and interest expense have been reclassified to be presented as components of "revenues" and "costs and expenses," respectively, on the consolidated statements of income as a result of a significant increase in the Company's lending operations.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)   Real Estate Property Investments

        A summary of acquisitions for the year ended December 31, 2010 follows (in thousands):

	Consideration					Assets Acquired
Acquisitions	Cash Paid	Debt Assumed		DownREIT Units	Other Noncontrolling Interest	Real Estate	Net Intangibles
Senior housing	$143,926	$—		$—	$—	$141,500	$2,426
Medical office	27,463	33,503	(1)	1,926	735	57,390	6,237
Life science	40,563	—		7,341	190	43,017	5,077

	$211,952	$33,503		$9,267	$925	$241,907	$13,740

(1)
Debt assumed includes a related interest-rate swap liability with a fair value of $3.2 million, at acquisition.

        During the year ended December 31, 2010, the Company funded an aggregate of $135 million for construction, tenant and other capital improvement projects, primarily in the life science segment. During the year ended December 31, 2010, three of the Company's life science facilities located in South San Francisco were placed into service representing 329,000 square feet.

        During the year ended December 31, 2009, the Company funded an aggregate of $119 million for construction, tenant and other capital improvement projects, primarily in its life science segment.

(4)   Dispositions of Real Estate and Discontinued Operations

  Dispositions of Real Estate

        During the year ended December 31, 2010, the Company sold 14 properties for $56 million, which were made from the following segments: (i) $28 million of senior housing; (ii) $15 million of hospital; (iii) $10 million of post-acute/skilled nursing; and (iv) $3 million of medical office. During the year ended December 31, 2009, the Company sold 14 properties for $72 million, which were made from the following segments: (i) $46 million of hospital; (ii) $15 million of senior housing; and (iii) $11 million of medical office.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Results from Discontinued Operations

        The following table summarizes operating income from discontinued operations, impairments and gain on sales of real estate included in discontinued operations (dollars in thousands):

	Year Ended December 31,
	2010	2009	2008
Rental and related revenues	$4,365	$11,958	$45,873

Depreciation and amortization expenses	1,495	3,403	9,227
Operating expenses	145	793	8,503
Other income, net	(153)	(50)	1,680

Income before impairments and gain on sales of real estate, net of income taxes	$2,878	$7,812	$26,463

Impairments	$—	$(125)	$(9,175)

Gain on sales of real estate, net of income taxes	$19,925	$37,321	$229,189

Number of properties held for sale	—	14	28
Number of properties sold	14	14	51

Number of properties included in discontinued operations	14	28	79

(5)   HCR ManorCare Acquisition

        On December 13, 2010, the Company signed a definitive agreement to acquire substantially all of the real estate assets of HCR ManorCare, Inc. ("HCR ManorCare"), for a purchase price of $6.1 billion ("HCR ManorCare Acquisition"). The consideration for the purchase will consist of the following: (i) $3.528 billion in cash; (ii) $1.72 billion par value (carrying value of $1.6 billion) reinvestment of HCP's existing mezzanine and mortgage loan investments in HCR ManorCare (see Note 7); and (iii) subject to certain adjustments, 25.7 million shares of HCP common stock to be issued directly to the shareholders of HCR ManorCare, or, at the Company's option, a cash equivalent of $852 million.

        Upon closing, the Company will acquire 334 HCR ManorCare post-acute, skilled nursing and assisted living facilities. The facilities are located in 30 states, with the highest concentrations in Ohio, Pennsylvania, Florida, Illinois and Michigan. A wholly-owned subsidiary of HCR ManorCare will continue to operate the assets pursuant to a long-term triple-net master lease supported by a guaranty from HCR ManorCare.

        Concurrent with the signing of the definitive agreement for the HCR ManorCare Acquisition, the Company obtained a bridge loan commitment from a syndicate of banks of up to $3.3 billion. As a result of the Company's December 2010 common stock and January 2011 senior unsecured note offerings, the amount available under this bridge loan commitment has been reduced to approximately $90 million.

        In connection with the HCR ManorCare Acquisition prefunding activities, on January 31, 2011, the Company purchased an additional $360 million participation in the first mortgage debt of HCR ManorCare. This transaction increased the Company's debt investments in HCR ManorCare to an aggregate par value of $2.08 billion.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)   Net Investment in Direct Financing Leases

        The components of net investment in DFLs consisted of the following (dollars in thousands):

	December 31,
	2010	2009
Minimum lease payments receivable	$1,266,129	$1,338,634
Estimated residual values	409,270	467,248
Allowance for DFL losses	—	(54,957)
Less unearned income	(1,065,738)	(1,150,848)

Net investment in direct financing leases	$609,661	$600,077

Properties subject to direct financing leases	27	30

        Certain leases contain provisions that allow the tenants to elect to purchase the properties during or at the end of the lease terms for the aggregate initial investment amount plus adjustments, if any, as defined in the lease agreements. Certain leases also permit the Company to require the tenants to purchase the properties at the end of the lease terms.

        Lease payments previously due to the Company relating to three land-only DFLs, along with the land, were subordinate to and served as collateral for first mortgage construction loans entered into by Erickson Retirement Communities and its affiliate entities ("Erickson") to fund development costs related to the properties. On October 19, 2009, Erickson filed for bankruptcy protection, which included a plan of reorganization.

        On December 23, 2009, an auction was concluded with respect to Erickson's assets, and on December 30, 2009, Erickson filed an amended plan of reorganization providing additional detail about the results of the auction and the allocation of auction proceeds. The amended plan proposed that the Company would not be entitled to any of the proceeds with respect to the three DFLs, but would receive a nominal recovery with respect to the Company's participation in the senior construction loan. Additionally, on January 4, 2010, Erickson served the Company with adversary complaints claiming, among other things, that the Company's interest as a landlord under the DFLs should be treated as if it were instead the interest of a lender with a security interest in the properties. Even though Erickson's amended plan of reorganization had not been confirmed in the bankruptcy proceedings, the Company concluded that, as a result of the auction, the subsequent allocation of the auction proceeds and management's evaluation of Erickson's pursuit of remedies consistent with the extinguishment of the Company's DFL interests, it was appropriate to reduce the carrying value of these assets to a nominal amount associated with the expected partial recovery of the participation interest in the senior construction loan.

        In February 2010, the Company entered into a settlement agreement with Erickson which was subsequently approved by the bankruptcy court. In April 2010, the reorganization was completed, which resulted in the Company (i) retaining deposits held by the Company with balances of $5 million and (ii) receiving an additional $9.6 million. As a result, during the three months ended March 31, 2010, the Company recognized aggregate income of $11.9 million in impairment recoveries, which represented the reversal of a portion of the allowances established pursuant to the previous impairment charges related to its investments in the three DFLs and participation interest in the senior construction loan. This amount is shown as impairments (recoveries) in the consolidated statements of income.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Future minimum lease payments contractually due under direct financing leases at December 31, 2010, were as follows (in thousands):

Year	Amount
2011	$44,657
2012	42,168
2013	43,344
2014	44,554
2015	45,797
Thereafter	1,045,609

$1,266,129

(7)   Loans Receivable

        The following table summarizes the Company's loans receivable (in thousands):

	December 31,
	2010			2009
	Real Estate Secured	Other Secured	Total	Real Estate Secured	Other Secured	Total
Mezzanine	$—	$1,144,485	$1,144,485	$—	$999,118	$999,118
Other	1,030,454	—	1,030,454	783,798	84,079	867,877
Unamortized discounts, fees and costs	(107,549)	(61,127)	(168,676)	(115,422)	(66,196)	(181,618)
Allowance for loan losses	—	(3,397)	(3,397)	(8,148)	(4,291)	(12,439)

	$922,905	$1,079,961	$2,002,866	$660,228	$1,012,710	$1,672,938

        Following is a summary of loans receivable secured by real estate at December 31, 2010:

Final Payment Due	Number of Loans	Payment Terms	Initial Principal Amount	Carrying Amount
			(in thousands)
2013	2	payments of $99,200, accrues interest at 11.50%, and secured by three skilled nursing facilities in Michigan; and the HCR ManorCare participation in its first mortgage debt (see discussion below).	$728,414	$647,908
2014	2	payments of $18,100, accrues interest at 11.00%, and secured by one skilled nursing facility in Montana; and the Genesis senior loan participation (see discussion below).	279,521	253,563
2015	2	payments of $78,800 and accrues interest at 8.50%; interest-only payments beginning in 2013 and accrues interest at 8.00%; these loans are secured by a hospital in Louisiana.	23,640	21,434

	6		$1,031,575	$922,905

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        At December 31, 2010, minimum future principal payments to be received on loans receivable, including those secured by real estate, are $90 million in 2011, $0.6 million in 2012, $1.727 billion in 2013, $329 million in 2014 and $22 million in 2015.

        The Company holds an interest-only, senior secured term loan made to an affiliate of the Cirrus Group, LLC ("Cirrus"). The loan had a maturity date of December 31, 2008, with a one-year extension period at the option of the borrower, subject to certain terms and conditions, under which amounts were borrowed to finance the acquisition, development, syndication and operation of new and existing surgical partnerships. The loan is collateralized by all of the assets of the borrower (comprised primarily of interests in partnerships operating surgical facilities, some of which are on the premises of properties owned by the Company or HCP Ventures IV, LLC, an unconsolidated joint venture of the Company) and is supported in part by limited guarantees made by certain principals of Cirrus. Recourse under certain of these guarantees is limited to the guarantors' respective interests in certain entities owning real estate that are pledged to secure such guarantees. At December 31, 2008, the borrower did not meet the conditions necessary to exercise its extension option and did not repay the loan upon maturity. On April 22, 2009, new terms for extending the maturity date of the loan were agreed to, including the payment of a $1.1 million extension fee, and the maturity date was extended to December 31, 2010. In July 2009, the Company issued a notice of default for the borrower's failure to make interest payments. In December 2009, the Company determined that the loan was impaired and recognized a provision for loan loss of $4.3 million. This provision for loan loss resulted from discussions that began in December 2009 to restructure the loan. The proposed terms of the restructure (effective February 1, 2010) bifurcates the loan into two tranches and modifies the related terms as follows: (i) tranche A is $39 million and accrues interest at a rate of 14%, of which 9.5% is payable quarterly and 4.5% is deferred until maturity in January 2012; and (ii) tranche B is $52 million and accrues interest at a rate of 8.5% (previously 14%); Cirrus may defer its interest payments on this tranche to the maturity of the loan in July 2012 to the extent that it does not generate excess cash flows from the related operations. The Company believes that the value of the collateral supporting this loan exceeds the amount due and expects full repayment of its loan to Cirrus. Cirrus is in the process of marketing certain of the collateral assets for sale as a means of paying off the loan. Should the borrower be unsuccessful in selling the collateral assets and other sources of repayment are inadequate, the Company could be required to further modify this loan or take possession of the collateral. At December 31, 2010 and 2009, the carrying value of this loan, including accrued interest of $7.2 million and $5.2 million, respectively, was $93.1 million and $83.5 million, respectively. During the years ended December 31, 2010 and 2009, the Company recognized interest income from this loan of $11.7 million and $11.2 million, respectively, and received cash payments from the borrower of $1.9 million and $2.4 million, respectively.

        On December 21, 2007, the Company made an investment in mezzanine loans having an aggregate par value of $1.0 billion at a discount of $100 million, which resulted in an acquisition cost of $900 million, as part of the financing for The Carlyle Group's $6.3 billion purchase of Manor Care, Inc. These interest-only loans mature in January 2013 and bear interest on their par values at a floating rate of one-month London Interbank Offered Rate ("LIBOR") plus 4.0%. These loans are mandatorily pre-payable in January 2012 unless the borrower satisfies certain performance conditions. Among other things, these performance conditions require the borrower to: (i) maintain an interest-rate cap agreement(s) with a strike price of 5.25% at an equivalent maturity to that of the underlying loans; and (ii) maintain a trailing-twelve-month Debt Service Coverage Ratio, as defined in the respective agreement, of no less than 1.45 times. The loans are secured by an indirect pledge of equity ownership in 334 HCR ManorCare facilities located in 30 states and were subordinate to other debt of

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

approximately $3.6 billion. At December 31, 2010 and 2009, the carrying value of these loans was $953 million and $934 million, respectively.

        On August 3, 2009, the Company purchased a $720 million participation in the first mortgage debt of HCR ManorCare at a discount of $130 million, which resulted in an acquisition cost of $590 million. The $720 million participation bears interest at LIBOR plus 1.25% and represents 45% of the $1.6 billion most senior tranche of HCR ManorCare's mortgage debt incurred as part of the above mentioned financing for The Carlyle Group's acquisition of Manor Care, Inc. in December 2007. The mortgage debt matures in January 2013, if the borrower exercises a one-year extension option and meets certain performance conditions, which are similar to those described above. The mortgage debt is secured by a first lien on 334 facilities located in 30 states. At December 31, 2010 and 2009, the carrying value of the participation in this loan was $639 million and $604 million, respectively.

        On December 13, 2010, the Company signed a definitive agreement to acquire substantially all of the real estate assets of HCR ManorCare, Inc. for a purchase price of $6.1 billion. Upon closing, the Company's investments in debt issued by HCR ManorCare discussed above ($1.72 billion aggregate par value) will be extinguished. See Note 5 for additional discussion on the HCR ManorCare Acquisition.

        In September and October 2010 the Company purchased participations in a senior loan and mezzanine note of Genesis Healthcare ("Genesis") with par values of $277.6 million and $50.0 million, respectively, each at a discount for $249.9 million and $40.0 million, respectively. These investments represent a portion of the $1.67 billion of debt incurred in connection with the $2.0 billion acquisition of Genesis in July 2007. At December 31, 2010, the carrying values of the senior loan and mezzanine note were $252 million and $41 million, respectively.

        The Genesis senior loan bears interest on the par value at LIBOR (subject to a current floor of 1.5% increasing to 2.5% by maturity) plus a spread of 4.75% increasing to 5.75% by maturity. The senior loan is prepayable anytime without penalty, matures in September 2014 and is secured by all of Genesis' assets. The mezzanine note bears interest on the par value at LIBOR plus a spread of 7.50% and matures in September 2014. In addition to the coupon interest payments, the mezzanine note requires the payment of a termination fee, of which the Company's share at December 31, 2010 was $2 million, increasing to a maximum of $5 million if the debt is repaid in full at maturity. The mezzanine note is subordinate to the senior loan and secured by an indirect pledge of equity ownership in Genesis' assets. At December 31, 2010, the coupon rates on the senior loan and mezzanine note were 6.25% and 7.76% respectively.

        On November 1, 2010, upon the early repayment of a mortgage loan receivable, the Company received $46 million in proceeds, recognizing additional interest income of $11 million for the prepayment premium included in the proceeds. This loan was secured by a hospital, had an original maturity of January 2016 and carried an interest rate of 8.5%.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8)   Investments in and Advances to Unconsolidated Joint Ventures

        The Company owns interests in the following entities that are accounted for under the equity method at December 31, 2010 (dollars in thousands):

Entity(1)	Properties	Investment(2)	Ownership%
HCP Ventures II(3)	25 senior housing facilities	$64,973	35
HCP Ventures III, LLC	13 medical office buildings ("MOBs")	10,024	30
HCP Ventures IV, LLC	54 MOBs and 4 hospitals	37,919	20
HCP Life Science(4)	4 life science facilities	65,252	50-63
Horizon Bay Hyde Park, LLC	1 senior housing development	8,328	75
Suburban Properties, LLC	1 MOB	8,579	67
Advances to unconsolidated joint ventures, net		772

		$195,847

Edgewood Assisted Living Center, LLC(5)	1 senior housing facility	$(843)	45
Seminole Shores Living Center, LLC(5)	1 senior housing facility	(282)	50

		$(1,125)

(1)
These entities are not consolidated since the Company does not control, through voting rights or other means, the joint ventures. See Note 2 regarding the Company's accounting principles of consolidation.

(2)
Represents the carrying value of the Company's investment in the unconsolidated joint venture. See Note 2 regarding the Company's accounting policy for joint venture interests.

(3)
On January 14, 2011, the Company acquired its partner's 65% interest in HCP Ventures II, becoming the sole owner of the portfolio. At closing, the Company paid approximately $137 million in cash for the interest and assumed its partner's share of approximately $650 million of debt (par value) secured by the real estate assets. This transaction valued the venture's real estate assets at approximately $860 million. The consolidation of HCP Ventures II on January 14, 2011 resulted in a gain of approximately $8 million, which gain represents the fair value of HCP's 35% interest in this venture in excess of its carrying value on the acquisition date.

(4)
Includes three unconsolidated joint ventures between the Company and an institutional capital partner for which the Company is the managing member. HCP Life Science includes the following partnerships: (i) Torrey Pines Science Center, LP (50%); (ii) Britannia Biotech Gateway, LP (55%); and (iii) LASDK, LP (63%).

(5)
As of December 31, 2010, the Company has guaranteed in the aggregate $4 million of a total of $8 million of mortgage debt for these joint ventures. No amounts have been recorded related to these guarantees at December 31, 2010. Negative investment amounts are included in accounts payable and accrued liabilities in the Company's consolidated balance sheets.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Summarized combined financial information for the Company's unconsolidated joint ventures follows (in thousands):

	December 31,
	2010	2009
Real estate, net	$1,633,209	$1,655,754
Other assets, net	131,714	189,841

Total assets	$1,764,923	$1,845,595

Mortgage debt	$1,148,839	$1,159,589
Accounts payable	32,120	38,255
Other partners' capital	415,697	462,243
HCP's capital(1)	168,267	185,508

Total liabilities and partners' capital	$1,764,923	$1,845,595

(1)
Aggregate basis difference of the Company's investments in these joint ventures of $25.7 million, at December 31, 2010, is primarily attributable to real estate and lease-related intangible assets.

	Year Ended December 31,
	2010	2009	2008
Total revenues	$172,972	$184,102	$182,543
Net loss(1)	(54,237)	(341)	(1,720)
HCP's share in earnings(1)	4,770	3,511	3,326
HCP's impairment of its investment in HCP Ventures II(1)	(71,693)	—	—
Fees earned by HCP	4,666	5,312	5,923
Distributions received by HCP	9,738	14,142	15,145

(1)
Net loss for the year ended December 31, 2010, includes an impairment of $54.5 million related to straight-line rent assets of HCP Ventures II (the "Ventures"). Concurrently, during the year ended December 31, 2010 HCP recognized a $71.7 million impairment of its investment in the Ventures that was primarily attributable to a reduction in the fair value of the Ventures' real estate assets and includes the Company's share of the impact of the Ventures' impairment of its straight-line rent assets. Therefore, HCP's share in earnings for the year ended December 31, 2010 does not include the impact of the Ventures' impairment of its straight-line rent assets.

(9)   Intangibles

        At December 31, 2010 and 2009, intangible lease assets, comprised of lease-up intangibles, above market tenant lease intangibles, below market ground lease intangibles and intangible assets related to non-compete agreements, were $511.4 million and $592.1 million, respectively. At December 31, 2010 and 2009, the accumulated amortization of intangible assets was $195.0 million and $202.4 million, respectively. The remaining weighted average amortization period of intangible assets was 9 years at both December 31, 2010 and 2009.

        At December 31, 2010 and 2009, below market lease intangibles and above market ground lease intangibles were $233.5 million and $284.2 million, respectively. At December 31, 2010 and 2009, the accumulated amortization of intangible liabilities was $85.4 million and $83.9 million, respectively. The remaining weighted average amortization period of unfavorable market lease intangibles was approximately 8 years and 9 years at December 31, 2010 and 2009, respectively.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        For the years ended December 31, 2010, 2009 and 2008, rental income includes additional revenues of $8.2 million, $16.4 million and $9.0 million, respectively, from the amortization of net below market lease intangibles. For each of the years ended December 31, 2010, 2009 and 2008, operating expenses include additional expense of $0.4 million from the amortization of net above market ground lease intangibles. For the years ended December 31, 2010, 2009 and 2008, depreciation and amortization expense includes additional expense of $45.7 million, $63.3 million and $74.0 million, respectively, from the amortization of lease-up and non-compete agreement intangibles.

        On October 5, 2006, the Company acquired CNL Retirement Properties, Inc. ("CRP") in a merger. Through the purchase method of accounting, the Company allocated $35 million of above-market lease intangibles related to 15 senior housing facilities that were operated by Sunrise Senior Living, Inc. and its subsidiaries ("Sunrise"). In June 2009, in a subsequent review of the related calculations of the relative fair value of these lease intangibles, the Company noted valuation errors, which resulted in an aggregate overstatement of the above-market lease intangible assets and an aggregate understatement of building and improvements of $28 million. In the periods from October 5, 2006 through March 31, 2009, these errors resulted in an understatement of rental and related revenues and depreciation expense of approximately $6 million and $2 million, respectively. The Company recorded the related corrections in June 2009, and determined that such misstatements to the Company's results of operations or financial position during the periods from October 5, 2006 through June 30, 2009 were immaterial.

        Estimated aggregate amortization of intangible assets and liabilities for each of the five succeeding fiscal years and thereafter follows (in thousands):

	Intangible Assets	Intangible Liabilities
2011	$45,502	$20,316
2012	40,878	19,618
2013	39,055	19,085
2014	35,083	17,065
2015	32,584	16,392
Thereafter	123,273	55,596

	$316,375	$148,072

(10) Other Assets

        The Company's other assets consisted of the following (in thousands):

	December 31,
	2010	2009
Marketable debt securities	$—	$172,799
Marketable equity securities	—	3,521
Straight-line rent assets, net of allowance of $35,190 and $48,681, respectively	206,862	158,674
Leasing costs, net	86,676	41,933
Deferred debt issuance costs, net	23,541	18,607
Goodwill	50,346	50,346
Other	55,461	58,834

Total other assets	$422,886	$504,714

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The cost or amortized cost, fair value and gross unrealized gains and losses on marketable securities follows (in thousands):

			Gross Unrealized
	Cost(1)	Fair Value	Gains	Losses
December 31, 2009:
Debt securities	$160,830	$172,799	$11,969	$—
Equity securities	3,685	3,521	236	(400)

Total investments	$164,515	$176,320	$12,205	$(400)

(1)
Represents original cost basis reduced by discount or premium accretion and other-than-temporary impairments recorded through earnings, if any.

        During the years ended December 31, 2010 and 2009, the Company sold marketable debt securities for $174.2 million and $157 million, respectively, which resulted in gains of approximately $13.4 million and $9.3 million. During the year ended December 31, 2010, the Company sold marketable equity securities for $4.8 million, which resulted in gains of approximately $1.1 million. Realized gains on marketable securities are included in other income, net in the consolidated statements of income.

(11) Debt

  Bank Line of Credit and Term and Bridge Loans

        The Company's revolving line of credit facility with a syndicate of banks provides for an aggregate borrowing capacity of $1.5 billion and matures on August 1, 2011. This revolving line of credit facility accrues interest at a rate per annum equal to LIBOR plus a margin ranging from 0.325% to 1.00%, depending upon the Company's debt ratings. The Company pays a facility fee on the entire revolving commitment ranging from 0.10% to 0.25%, depending upon its debt ratings. Based on the Company's debt ratings at December 31, 2010, the margin on the revolving line of credit facility was 0.55% and the facility fee was 0.15%. At December 31, 2010, the Company had no amounts drawn under this revolving line of credit facility. At December 31, 2010, $113 million of aggregate letters of credit were outstanding against the revolving line of credit facility, including a $103 million letter of credit as a result of the Ventas, Inc. ("Ventas") litigation. For further information regarding the Ventas litigation, see Note 12.

        The Company's revolving line of credit facility contains certain financial restrictions and other customary requirements, including cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the agreement (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 65%, (iii) require a Fixed Charge Coverage ratio of 1.75 times, and (iv) require a formula-determined Minimum Consolidated Tangible Net Worth of $6.9 billion at December 31, 2010. At December 31, 2010, the Company was in compliance with each of these restrictions and requirements of the revolving line of credit facility.

        On May 8, 2009, the Company repaid the remaining $320 million outstanding balance under its bridge loan credit facility, which accrued interest at a rate per annum equal to LIBOR plus a margin ranging from 0.425% to 1.25%, with proceeds received from the issuance of shares of its common stock.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        On March 10, 2010, the Company repaid the total outstanding indebtedness of $200 million under its term loan. The term loan had an original maturity of August 1, 2011. As a result of the early repayment of the term loan, the Company recognized a charge of $1.3 million related to unamortized issuance costs. At the time the term loan was paid off, it accrued interest at a rate per annum equal to LIBOR plus 2.00%.

  Senior Unsecured Notes

        At December 31, 2010, the Company had senior unsecured notes outstanding with an aggregate principal balance of $3.3 billion. Interest rates on the notes ranged from 1.27% to 7.12%. The weighted average effective interest rate on the senior unsecured notes at December 31, 2010 was 6.19%. Discounts and premiums are amortized to interest expense over the term of the related senior unsecured notes. The senior unsecured notes contain certain covenants including limitations on debt, cross-acceleration provisions and other customary terms. As of December 31, 2010, the Company believes it was in compliance with these covenants.

        In September 2010, the Company repaid $200 million of maturing senior unsecured notes which accrued interest at an interest rate of 4.88%.

        The following is a summary of senior unsecured notes outstanding at December 31, 2010 (dollars in thousands):

Maturity	Principal Amount	Weighted Average Interest Rate
2011	$292,265	4.85%
2012	250,000	6.67
2013	550,000	5.82
2014	87,000	4.90
2015	400,000	6.64
2016	400,000	6.42
2017	750,000	6.04
2018	600,000	6.83

	3,329,265
Discounts, net	(10,886)

	$3,318,379

        On January 24, 2011, the Company issued $2.4 billion of senior unsecured notes as follows: (i) $400 million of 2.70% notes due 2014; (ii) $500 million of 3.75% notes due 2016; (iii) $1.2 billion of 5.375% notes due 2021; and (iv) $300 million of 6.75% notes due 2041. The notes have a weighted average maturity of 10.3 years and a weighted average yield of 4.83%. The net proceeds of the offering were $2.37 billion. If the HCR ManorCare Acquisition is not completed by June 13, 2011 (under certain conditions permitted under the definitive agreement this date may be extended to September 13, 2011), the Company is required to redeem all of these senior unsecured notes at 101% of the principal amount 20 business days subsequent to the earlier of such date or the date that the definitive agreement is terminated.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Mortgage and Other Secured Debt

        At December 31, 2010, the Company had $1.2 billion in aggregate principal amount of mortgage debt outstanding that is secured by 138 healthcare facilities, which had a carrying value of $2.0 billion. Interest rates on the mortgage debt range from 1.96% to 8.30% with a weighted average effective interest rate of 6.14% at December 31, 2010.

        On August 3, 2009, the Company obtained $425 million in secured debt financing in connection with the Company's purchase of a $720 million (par value) participation in the first mortgage debt of HCR ManorCare. On December 27, 2010, the Company repaid this debt in full. This debt had an original maturity date in January 2013.

        On August 27, 2009, the Company repaid $100 million of variable-rate mortgage debt. The mortgage debt had an original maturity date in January 2010.

        The following is a summary of mortgage debt outstanding by maturity date at December 31, 2010 (dollars in thousands):

Maturity	Amount	Weighted Average Interest Rate
2011	$32,806	6.01%
2012	40,065	5.09
2013	237,700	6.00
2014	193,142	5.74
2015	375,897	6.24
2016	293,650	6.74
2018	5,320	5.90
2019	4,096	5.70
Thereafter	54,376	5.26

	1,237,052
Discounts, net	(1,273)

	$1,235,779

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

  Other Debt

        At December 31, 2010, the Company had $92.2 million of non-interest bearing life care bonds at two of its CCRCs and non-interest bearing occupancy fee deposits at another of its senior housing facility, all of which were payable to certain residents of the facilities (collectively, "Life Care Bonds"). At December 31, 2010, $35.9 million of the Life Care Bonds were refundable to the residents upon the

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

resident moving out or to their estate upon death, and $56.3 million of the Life Care Bonds were refundable after the unit is successfully remarketed to a new resident.

  Debt Maturities

        The following table summarizes the Company's stated debt maturities and scheduled principal repayments, excluding debt premiums and discounts, at December 31, 2010 (in thousands):

Year	Senior Unsecured Notes	Mortgage and Other Secured Debt	Total(1)
2011	$292,265	$57,571	$349,836
2012	250,000	64,103	314,103
2013	550,000	250,741	800,741
2014	87,000	177,809	264,809
2015	400,000	355,080	755,080
Thereafter	1,750,000	331,748	2,081,748

	3,329,265	1,237,052	4,566,317
Discounts, net	(10,886)	(1,273)	(12,159)

	$3,318,379	$1,235,779	$4,554,158

(1)
Excludes $92 million of other debt that represents non-interest bearing Life Care Bonds and occupancy fee deposits at three of the Company's senior housing facilities, which have no scheduled maturities.

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

        Ventas sought approximately $300 million in compensatory damages plus punitive damages. On July 16, 2009, the District Court dismissed Ventas' claim that HCP interfered with Ventas' purchase agreement with Sunrise REIT, dismissed claims for compensatory damages based on alleged financing and other costs, and allowed Ventas' claim of interference with prospective advantage to proceed to

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

trial. Ventas' claim was tried before a jury between August 18, 2009 and September 4, 2009. During the trial, the District Court dismissed Ventas' claim for punitive damages. On September 4, 2009, the jury returned a verdict in favor of Ventas in the amount of approximately $102 million in compensatory damages. The District Court entered a judgment against the Company in that amount on September 8, 2009, which the Company recognized as a provision for litigation expense during the three months ended September 30, 2009.

        On September 22, 2009, the Company filed a motion for judgment as a matter of law or for a new trial. Also on September 22, 2009, Ventas filed a motion seeking approximately $20 million in prejudgment interest and approximately $4 million in additional damages to account for changes in currency exchange rates. The District Court denied both parties' post-trial motions on November 17, 2009. The Company filed a notice of appeal in the United States Court of Appeals for the Sixth Circuit on November 17, 2009; Ventas filed a notice of appeal on November 25, 2009. The Company is seeking to have the judgment against it reversed. In the cross-appeal, Ventas is seeking reversal of the district court's exclusion of Ventas' claim for punitive damages, additional damages due to currency and stock-price fluctuations, and pre-judgment interest. The appeal and cross-appeal have now been fully briefed, and oral argument before the Court of Appeals is scheduled for March 10, 2011.

        On June 29, 2009, several of the Company's subsidiaries, together with three of its tenants, filed complaints in the Delaware Court of Chancery against Sunrise Senior Living, Inc. and three of its subsidiaries ("Sunrise"). A complaint was also filed on behalf of several others of the Company's subsidiaries and one tenant on July 24, 2009 in the United States District Court for the Eastern District of Virginia.

        On August 31, 2010, the Company entered into agreements with Sunrise that allowed the Company to terminate management contracts on 27 of the 75 senior housing communities owned by the Company and managed by Sunrise. In exchange, the Company agreed to pay Sunrise a total of $50 million, which after a partial offset for certain working capital acquired in conjunction with this transaction reduced the Company's net investment to acquire these termination rights to $41 million. The Company capitalized the $41 million as a deferred leasing cost, included in other assets, which will be amortized over the initial term of the new leases with Emeritus Corporation ("Emeritus"). As part of this arrangement, the Company and Sunrise agreed to dismiss all litigation proceedings between them. Additionally, Sunrise agreed to limit certain fees and charges associated with the remaining in-place management contracts. On October 18, 2010, Emeritus entered into agreements with the Company to lease the 27 properties under two 15-year triple-net master leases that each includes two ten-year extension options. On November 1, 2010, the lease term commenced and the operations were transitioned to Emeritus.

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

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        At December 31, 2010 and 2009, the Company had investments in mezzanine and secured loans to HCR ManorCare with an aggregate par value of $1.72 billion at each period end and a carrying value of $1.59 billion and $1.54 billion, respectively. At December 31, 2010 and 2009, the carrying value of these investments represented approximately 75% and 85%, respectively, of the Company's post-acute/skilled nursing segment assets and 12% and 13%, respectively, of total assets. For the years ended December 31, 2010, 2009 and 2008, the Company recognized $113 million, $81 million and $84 million, respectively, in interest income from these investments, which represents approximately 71%, 68% and 70%, respectively, of the Company's post-acute/skilled nursing segment revenues and 9%, 7% and 7%, respectively, of total revenues. See Note 5 for discussions on the HCR ManorCare Acquisition.

        At December 31, 2010, Sunrise operated 48 of the Company's senior housing facilities. Sunrise is a publicly traded company and is subject to the informational filing requirements of the Securities Exchange Act of 1934, as amended, and is required to file periodic reports on Form 10-K and Form 10-Q with the SEC. Among other things, Sunrise has disclosed that as of September 30, 2010, it has no borrowing availability under its bank credit facility, has significant scheduled debt maturities in 2011 and significant long-term debt that is in default. At December 31, 2010 and 2009, the aggregate carrying value of the Company's gross assets leased to Sunrise represented approximately 30% and 40%, respectively, of the Company's senior housing segment assets and 10% and 14%, respectively, of its total assets. For the years ended December 31, 2010, 2009 and 2008, the Company recognized $144 million, $129 million and $154 million, respectively, in revenues from facilities operated by Sunrise, which represented approximately 37%, 38% and 44%, respectively, of the Company's senior housing segment revenues and 11%, 11% and 13%, respectively, of its total revenues. The year ended December 31, 2010 includes increases of $29.4 million and $25.9 million in revenues and operating expenses, respectively, as a result of reflecting the facility-level results for 27 facilities leased to four VIE tenants operated by Sunrise that were consolidated, for the period from August 31, 2010 to November 1, 2010, as a result of the termination rights the Company acquired from the settlement agreement discussed above. See Note 21 for additional information regarding VIEs.

        On October 1, 2009, the Company completed the transition of management agreements on 15 communities operated by Sunrise that were previously terminated for Sunrise's failure to achieve certain performance thresholds. The transition of these facilities to new operators reduced the Company's Sunrise-managed facilities in its portfolio to 75 communities. The termination of the management agreements did not require the payment of a termination fee to Sunrise by its tenants or the Company. On June 30, 2009, the Company recognized impairments of $6 million related to intangible assets associated with 12 of the 15 communities.

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

        At December 31, 2010 and 2009, the Company's gross real estate assets in the state of California, excluding assets held for sale, represented approximately 26% and 33% of the Company's total assets, respectively.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  DownREIT LLCs

        In connection with the formation of certain DownREIT limited liability companies ("LLCs"), members may contribute appreciated real estate to a DownREIT LLC in exchange for DownREIT units. These contributions are generally tax-deferred, so that the pre-contribution gain related to the property is not taxed to the member. However, if a contributed property is later sold by the DownREIT LLC, the unamortized pre-contribution gain that exists at the date of sale is specifically allocated and taxed to the contributing members. In many of the DownREITs, the Company has entered into indemnification agreements with those members who contributed appreciated property into the DownREIT LLC. Under these indemnification agreements, if any of the appreciated real estate contributed by the members is sold by the DownREIT LLC in a taxable transaction within a specified number of years, the Company will reimburse the affected members for the federal and state income taxes associated with the pre-contribution gain that is specially allocated to the affected member under the Internal Revenue Code of 1986, as amended ("make-whole payments"). These make-whole payments include a tax gross-up provision.

  Credit Enhancement Guarantee

        Certain of the Company's senior housing facilities serve as collateral for $128 million of debt (maturing May 1, 2025) that is owed by a previous owner of the facilities. This indebtedness is guaranteed by the previous owner who has an investment grade credit rating. These senior housing facilities, which are classified as DFLs, had a carrying value of $364 million as of December 31, 2010.

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

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DFLs, subject to purchase options, in the year that the purchase options are exercisable, are summarized as follows (dollars in thousands):

Year	Annualized Base Rent	Number of Properties
2011	$16,923	10
2012	1,064	2
2013	28,289	13
2014	35,766	15
2015	12,694	12
Thereafter	120,307	74

	$215,043	126

  Rental Expense

        The Company's rental expense attributable to continuing operations for the years ended December 31, 2010, 2009 and 2008 was approximately $5.9 million, $6.0 million and $6.0 million, respectively. These rental expense amounts include ground rent and other leases. Ground leases generally require fixed annual rent payments and may also include escalation clauses and renewal options. These leases have terms that expire during the next 93 years, excluding extension options. Future minimum lease obligations under non-cancelable ground and other operating leases as of December 31, 2010 were as follows (in thousands):

Year	Amount
2011	$5,076
2012	5,185
2013	5,272
2014	4,655
2015	4,377
Thereafter	173,624

$198,189

(13) Equity

  Preferred Stock

        The following summarizes cumulative redeemable preferred stock outstanding at December 31, 2010:

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

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

series' respective liquidation preference. To preserve the Company's status as a REIT, each series of preferred stock is subject to certain restrictions on ownership and transfer. Dividends are payable quarterly in arrears on the last day of March, June, September and December. The Series E and Series F preferred stock are currently redeemable at the Company's option.

        Distributions with respect to the Company's preferred stock can be characterized for federal income tax purposes as taxable ordinary dividends, capital gain dividends, nondividend distributions or a combination thereof. Following is the characterization of the Company's annual preferred stock dividends per share:

	Series E			Series F
	December 31,			December 31,
	2010	2009	2008	2010	2009	2008
	(unaudited)
Ordinary dividends	$1.6695	$1.2572	$0.8144	$1.6350	$1.2312	$0.7975
Capital gain dividends	0.1430	0.5553	0.9981	0.1400	0.5438	0.9775

	$1.8125	$1.8125	$1.8125	$1.7750	$1.7750	$1.7750

        On January 27, 2011, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.45313 per share on its Series E cumulative redeemable preferred stock and $0.44375 per share on its Series F cumulative redeemable preferred stock. These dividends will be paid on March 31, 2011 to stockholders of record as of the close of business on March 15, 2011.

  Common Stock

        Distributions with respect to the Company's common stock can be characterized for federal income tax purposes as taxable ordinary dividends, capital gain dividends, nondividend distributions or a combination thereof. Following is the characterization of the Company's annual common stock dividends per share:

	Year Ended December 31,
	2010	2009	2008
	(unaudited)
Ordinary dividends	$1.0935	$1.2763	$0.8178
Capital gain dividends	0.0937	0.5637	1.0022
Nondividend distributions	0.6728	—	—

	$1.8600	$1.8400	$1.8200

        On January 27, 2011, the Company announced that its Board declared a quarterly cash dividend of $0.48 per share. The common stock cash dividend will be paid on February 23, 2011 to stockholders of record as of the close of business on February 10, 2011.

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

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        On November 8, 2010, the Company completed a $486 million public offering of 13.8 million shares of its common stock at a price of $35.25 per share. The Company received net proceeds of $467 million, which were used to repay the total outstanding indebtedness under the Company's revolving line of credit facility, with the remainder used for general corporate purposes.

        On December 20, 2010, the Company completed a $1.472 billion public offering of 46 million shares of common stock at a price of $32.00 per share. The Company received total net proceeds of $1.413 billion, which it anticipates will be used, together with proceeds from its January 2011 senior unsecured notes offering and the reinvestment of proceeds from the repayment of the Company's existing HCR ManorCare debt investments, to finance the Company's HCR ManorCare Acquisition.

        The following is a summary of the Company's other common stock issuances:

	Year Ended December 31,
	2010	2009
	(shares in thousands)
Dividend Reinvestment and Stock Purchase Plan ("DRIP")	1,338	133
Conversion of DownREIT units	167	556
Exercise of stock options	253	393
Restricted stock awards(1)	224	305
Vesting of restricted stock units(1)	276	194

(1)
Issued under the Company's 2006 Performance Incentive Plan.

  Accumulated Other Comprehensive Income (Loss) ("AOCI")

	December 31,
	2010	2009
	(in thousands)
AOCI—unrealized gains on available-for-sale securities, net	$—	$11,805
AOCI—unrealized losses on cash flow hedges, net	(10,312)	(10,769)
Supplemental Executive Retirement Plan minimum liability	(2,299)	(2,342)
Cumulative foreign currency translation adjustment	(626)	(828)

Total accumulated other comprehensive loss	$(13,237)	$(2,134)

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Noncontrolling Interests

        On March 30, 2009, the Company purchased the noncontrolling interests in three senior housing joint ventures for $9 million that had an aggregate carrying value of $4 million. The payment in excess of the carrying value of the noncontrolling interests was charged to additional paid-in capital.

        At December 31, 2010, there were 4.2 million non-managing member units outstanding in five limited liability companies, all of which the Company is the managing member. At December 31, 2010, the carrying and market value of the 4.2 million DownREIT units were $173.7 million and $219.8 million, respectively.

(14) Segment Disclosures

        The Company evaluates its business and makes resource allocations based on its five business segments: (i) senior housing, (ii) life science, (iii) medical office, (iv) post-acute/skilled nursing and (v) hospital. Under the senior housing, life science, hospital and post-acute/skilled nursing segments, the Company invests primarily in single operator or tenant properties, through the acquisition and development of real estate or through investment in debt issued by operators in these sectors. Under the medical office segment, the Company invests through the acquisition of MOBs that are primarily leased under gross or modified gross leases, which are generally to multiple tenants and require a greater level of property management. The accounting policies of the segments are the same as those described under Summary of Significant Accounting Policies (see Note 2). There were no intersegment sales or transfers during the years ended December 31, 2010 and 2009. The Company evaluates performance based upon property net operating income from continuing operations ("NOI"), and interest income of the combined investments in each segment.

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

        Summary information for the reportable segments follows (in thousands):

        For the year ended December 31, 2010:

Segments	Rental and Related Revenues	Tenant Recoveries	Income From DFLs	Interest Income	Investment Management Fees	Total Revenues	NOI(1)
Senior housing	$333,508	$—	$49,438	$364	$2,300	$385,610	$354,075
Life science	237,160	39,602	—	—	4	276,766	228,270
Medical office	262,854	47,010	—	—	2,362	312,226	181,981
Post-acute/skilled nursing	37,242	—	—	121,703	—	158,945	37,042
Hospital	81,091	2,400	—	38,096	—	121,587	78,661

Total	$951,855	$89,012	$49,438	$160,163	$4,666	$1,255,134	$880,029

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        For the year ended December 31, 2009:

Segments	Rental and Related Revenues	Tenant Recoveries	Income From DFLs	Interest Income	Investment Management Fees	Total Revenues	NOI(1)
Senior housing	$288,163	$—	$51,495	$1,147	$2,789	$343,594	$335,723
Life science	214,134	40,845	—	—	4	254,983	207,694
Medical office	260,238	46,623	—	—	2,519	309,380	176,385
Post-acute/skilled nursing	36,585	—	—	82,704	—	119,289	36,450
Hospital	79,372	1,989	—	40,295	—	121,656	77,488

Total	$878,492	$89,457	$51,495	$124,146	$5,312	$1,148,902	$833,740

        For the year ended December 31, 2008

Segments	Rental and Related Revenues	Tenant Recoveries	Income From DFLs	Interest Income	Investment Management Fees	Total Revenues	NOI(1)
Senior housing	$285,988	$—	$58,149	$1,183	$3,273	$348,593	$332,821
Life science	208,415	33,932	—	—	5	242,352	198,782
Medical office	259,164	46,837	—	—	2,645	308,646	171,201
Post-acute/skilled nursing	34,567	—	—	85,858	—	120,425	34,567
Hospital	79,233	1,919	—	43,828	—	124,980	77,888

Total	$867,367	$82,688	$58,149	$130,869	$5,923	$1,144,996	$815,259

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

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following is a reconciliation from NOI to reported net income, the most direct comparable financial measure calculated and presented in accordance with GAAP (in thousands):

	Years ended December 31,
	2010	2009	2008
Net operating income from continuing operations	$880,029	$833,740	$815,259
Interest income	160,163	124,146	130,869
Investment management fee income	4,666	5,312	5,923
Depreciation and amortization	(311,952)	(316,722)	(312,009)
Interest expense	(288,650)	(298,869)	(348,343)
General and administrative	(83,048)	(78,471)	(73,691)
Litigation provision	—	(101,973)	—
(Impairments) recoveries	11,900	(75,389)	(18,276)
Other income, net	15,819	7,768	25,672
Income taxes	(412)	(1,910)	(4,224)
Equity income from unconsolidated joint ventures	4,770	3,511	3,326
Impairments of investment in unconsolidated joint venture	(71,693)	—	—
Total discontinued operations	22,803	45,008	246,477

Net income	$344,395	$146,151	$470,983

        The Company's total assets by segment were:

	December 31,
Segments	2010	2009
Senior housing	$4,364,026	$4,322,298
Life science	3,709,528	3,593,550
Medical office	2,305,175	2,246,894
Post-acute/skilled nursing	2,133,640	1,791,294
Hospital	770,038	947,119

Gross segment assets	13,282,407	12,901,155
Accumulated depreciation and amortization	(1,434,150)	(1,208,432)

Net segment assets	11,848,257	11,692,723
Real estate held for sale, net	—	34,659
Other non-segment assets	1,483,666	482,353

Total assets	$13,331,923	$12,209,735

        On October 5, 2006, simultaneous with the closing of the Company's merger with CRP, the Company also merged with CNL Retirement Corp. ("CRC"). CRP was a REIT that invested primarily in senior housing facilities and MOBs. Under the purchase method of accounting, the assets and liabilities of CRC were recorded at their relative fair values, with $51.7 million paid in excess of the fair value of CRC's assets and liabilities recorded as goodwill. The CRC goodwill amount was allocated in proportion to the assets of the Company's reporting units (property sectors) subsequent to the CRP acquisition.

        Due to a significant decrease in the Company's market capitalization during the first quarter of 2009, it performed an interim assessment of the Company's allocated goodwill balances. In connection

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

with this review, the Company recognized an impairment charge of $1.4 million, included in other income, net, for the goodwill allocated to the life science segment. At December 31, 2010, goodwill of $50.4 million is allocated as follows: (i) senior housing—$30.5 million, (ii) medical office—$11.4 million, (iii) post-acute/skilled nursing—$3.3 million and (iv) hospital—$5.1 million. The Company completed the required annual impairment test during the three months ended December 31, 2010; no impairment was recognized based on the results of this impairment test.

(15) Future Minimum Rents

        Future minimum lease payments to be received, excluding operating expense reimbursements, from tenants under non-cancelable operating leases as of December 31, 2010, are as follows (in thousands):

Year	Amount
2011	$958,097
2012	930,788
2013	899,427
2014	835,643
2015	789,405
Thereafter	4,601,000

$9,014,360

(16) Compensation Plans

  Stock Based Compensation

        On May 11, 2006, the Company's stockholders approved the 2006 Performance Incentive Plan (the "2006 Incentive Plan"). The 2006 Incentive Plan provides for the granting of stock-based compensation, including stock options, restricted stock and performance restricted stock units to officers, employees and directors in connection with their employment with or services provided to the Company. On April 23, 2009, the Company's stockholders amended the 2006 Incentive Plan. As a result of the amendment, the maximum number of shares reserved for awards under the 2006 Incentive Plan, as amended, is 23.2 million shares. The maximum number of shares available for future awards under the 2006 Incentive Plan is 9.3 million shares at December 31, 2010, of which approximately 6.2 million shares may be issued as restricted stock and performance restricted stock units.

  Stock Options

        Stock options are generally granted with an exercise price equal to the fair market value of the underlying stock on the grant date. Stock options generally vest ratably over a five-year period and have a 10-year contractual term. Vesting of certain options may accelerate, as defined in the grant, upon retirement, a change in control, or other specified events.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        A summary of the option activity is presented in the following table (dollars and shares in thousands, except per share amounts):

	Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2009	6,686	$27.49	7.2	$26,611
Granted	985	28.35
Exercised	(253)	24.90
Forfeited	(99)	26.27

Outstanding as of December 31, 2010	7,319	$27.71	6.6	$67,740

Exercisable as of December 31, 2010	3,430	$28.12	5.1	$30,562

        The following table summarizes additional information concerning outstanding and exercisable stock options at December 31, 2010 (shares in thousands):

			Weighted Average Remaining Contractual Term (Years)	Currently Exercisable
Range of Exercise Price	Shares Under Options	Weighted Average Exercise Price		Shares Under Options	Weighted Average Exercise Price
$17.93 - $23.34	2,121	$23.26	8.0	390	$22.93
23.50 - 28.35	3,317	27.11	5.6	2,188	26.56
31.95 - 39.72	1,881	33.80	6.8	852	34.49

	7,319	27.71	6.6	3,430	28.12

        The following table summarizes additional information concerning unvested stock options at December 31, 2010 (shares in thousands):

	Shares Under Options	Weighted Average Grant Date Fair Value
Unvested at December 31, 2009	4,139	$2.59
Granted	985	5.17
Vested	(1,136)	2.58
Forfeited	(99)	2.91

Unvested at December 31, 2010	3,889	3.24

        The weighted average fair value per share at the date of grant for options awarded during the years ended December 31, 2010, 2009 and 2008 was $5.17, $2.23 and $2.91, respectively. The total vesting date intrinsic values of shares under options vested during the years ended December 31, 2010, 2009 and 2008 was $10.7 million, $1.8 million and $3.5 million, respectively. The total intrinsic value of vested shares under options at December 31, 2010 was $30.6 million.

        Proceeds received from options exercised under the 2006 Incentive Plan for the years ended December 31, 2010, 2009 and 2008 were $6.3 million, $7.4 million and $12.2 million, respectively. The

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $2.3 million, $4.9 million and $5.8 million, respectively.

        The fair value of the stock options granted during the years ended December 31, 2010, 2009 and 2008 was estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the table below. The risk-free rate is based on the U.S. Treasury yield curve in effect at the grant date. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the historical exercise behavior of employees and turnover rates. For stock options granted in 2010, the expected volatility was based the average of the Company's: (i) historical volatility of the adjusted closing prices of its common stock for a period equal to the stock option's expected life, ending on the grant date, and calculated on a weekly basis and (ii) the implied volatility of traded options on its common stock for a period equal to 30 days ending on the grant date. For stock options granted prior to 2010, the expected volatility was based the Company's historical volatility of the adjusted closing prices of its common stock for a period equal to the stock option's expected life, ending on the grant date, and calculated on a weekly basis. The following table summarizes the Company's stock option valuation assumptions:

	2010	2009	2008
Risk-free rate	2.77%	2.27%	3.15%
Expected life (in years)	6.3	6.5	7.0
Expected volatility	35.0%	26.0%	20.0%
Expected dividend yield	6.2%	7.3%	6.0%

  Restricted Stock and Performance Restricted Stock Units

        Under the 2006 Incentive Plan, restricted stock and performance restricted stock units generally have a contractual life or vest over a three- to five-year period. The vesting of certain restricted shares and units may accelerate, as defined in the grant, upon retirement, a change in control and other events. When vested, each performance restricted stock unit is convertible into one share of common stock. The restricted stock and performance restricted stock units are valued on the grant date based on the market price of the Company's common stock on that date. Generally, the Company recognizes the fair value of the awards over the applicable vesting period as compensation expense. Upon any exercise or payment of restricted shares or units, the participant is required to pay the related tax withholding obligation. The 2006 Incentive Plan enables the participant to elect to have the Company reduce the number of shares to be delivered to pay the related tax withholding obligation. The value of the shares withheld is dependent on the closing price of the Company's common stock on the date the relevant transaction occurs. During 2010, 2009 and 2008, the Company withheld 154,000, 110,000 and 99,000 shares, respectively, to offset tax withholding obligations.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table summarizes additional information concerning restricted stock and restricted stock units at December 31, 2010 (units and shares in thousands):

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2009	983	$26.52	509	$27.38
Granted	319	28.89	224	29.67
Vested	(276)	31.94	(144)	27.72
Forfeited	—	—	(53)	27.77

Unvested at December 31, 2010	1,026	29.71	536	28.08

        At December 31, 2010, the weighted average remaining vesting period of restricted stock units and restricted stock was three years. The total fair values of restricted stock and restricted stock units which vested for the years ended December 31, 2010, 2009 and 2008 were $12.5 million, $7.6 million and $9.5 million, respectively.

        On August 14, 2006, the Company granted 219,000 restricted stock units to the Company's Chairman and Chief Executive Officer. The restricted stock units vest over a period of ten years beginning in 2012. Additionally, as the Company pays dividends on its outstanding common stock, the original award will be credited with additional restricted stock units as dividend equivalents (in lieu of receiving a cash payment). Generally, the dividend equivalent restricted stock units will be subject to the same vesting and other conditions as applied to the grant. At December 31, 2010, the total number of restricted stock units under this arrangement was approximately 287,000.

        Total share-based compensation expense recognized during the years ended December 31, 2010, 2009 and 2008 was $15.1 million, $14.6 million and $13.8 million, respectively. As of December 31, 2010, there was $36.9 million of total unrecognized compensation cost, related to unvested share-based compensation arrangements granted under the Company's incentive plans, which is expected to be recognized over a weighted average period of 3 years.

  Employee Benefit Plan

        The Company maintains a 401(k) and profit sharing plan that allows for eligible participants to defer compensation, subject to certain limitations imposed by the Code. The Company provides a matching contribution of up to 4% of each participant's eligible compensation. During 2010, 2009 and 2008, the Company's matching contributions were approximately $0.9 million, $0.7 million and $0.7 million, respectively.

(17) Impairments

        On October 12, 2010, the Company concluded that its 35% interest in HCP Ventures II, which owns 25 senior housing properties leased by Horizon Bay Communities or certain of its affiliates (collectively "Horizon Bay"), was impaired. The impairment resulted from the recent and projected deterioration of the operating performance of the properties leased by Horizon Bay from HCP Ventures II. During the year ended December 31, 2010 the Company recognized an impairment of $71.7 million related to its investment in HCP Ventures II, which reduced the carrying value of its investment from $136.8 million to its fair value of $65.1 million. The fair value of the Company's investment in HCP Ventures II was based on a discounted cash flow valuation model that is considered

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to be a Level III measurement within the fair value hierarchy. Inputs to this valuation model include real estate capitalization rates, discount rates, industry growth rates and operating margins, some of which influence the Company's expectation of future cash flows from HCP Ventures II and, accordingly, the fair value of its investment.

        During the year ended December 31, 2009, the Company recognized impairments of $75.5 million (including $0.1 million in discontinued operations) as follows: (i) $63.1 million in the senior housing segment related to three DFLs and a participation in a senior construction loan associated with properties operated by Erickson resulting from the conclusion of their bankruptcy auction and amended reorganization plan, (ii) $5.9 million related to intangible assets on 12 of 15 senior housing communities that were determined to be impaired due to the termination of the Sunrise management agreements effective October 1, 2009 in the senior housing segment, (iii) $4.3 million related to a senior secured term loan to an affiliate of Cirrus as a result of discussions to restructure its loan in the hospital segment and (iv) $2.2 million related to intangible assets associated with the early termination of a lease in the life science segment.

        During the year ended December 31, 2008, the Company recognized impairments of $27.5 million as follows: (i) $12.0 million related to intangible assets associated with the transfer of an 11-property senior housing portfolio, (ii) $3.7 million related to intangible assets associated with the early termination of three leases in the life science segment, (iii) $1.0 million related to intangible assets associated with the early termination of two leases in the hospital segment, (iv) $1.6 million related to two senior housing facilities as a result of a decrease in expected cash flows, and (v) $9.2 million, included in discontinued operations, related to the decrease in expected cash flows and anticipated disposition of two senior housing properties and one hospital.

(18) Income Taxes

        During the years ended December 31, 2010, 2009 and 2008, the Company's total income tax expense was $0.4 million, $2.1 million, and $3.8 million, respectively. During the years ended December 31, 2010, 2009 and 2008, the Company's income tax expense from continuing operations was $0.4 million, $1.9 million and $4.2 million, respectively. The Company's deferred income tax expense and its ending balance in deferred tax assets and liabilities were insignificant for the years ended December 31, 2010, 2009 and 2008.

        At December 31, 2010 and 2009, the tax basis of the Company's net assets is less than the reported amounts by $2.0 billion and $2.1 billion, respectively. The difference between the reported amounts and the tax basis is primarily related to the Company's acquisition of Slough Estates USA, Inc. ("SEUSA").

        The Company files numerous U.S. federal, state and local income and franchise tax returns. With a few exceptions, the Company is no longer subject to U.S. federal, state or local tax examinations by taxing authorities for years prior to 2007.

  SEUSA Acquisition

        On August 1, 2007, HCP Life Science REIT, a wholly-owned subsidiary, acquired the stock of SEUSA, causing SEUSA to become a qualified REIT subsidiary. As a result of the acquisition, HCP Life Science REIT succeeded to SEUSA's tax attributes, including SEUSA's tax basis in its net assets. Prior to the acquisition, SEUSA was a corporation subject to federal and state income taxes. HCP Life Science REIT will be subject to a corporate-level tax on any taxable disposition of SEUSA's pre-acquisition assets that occur within ten years after the August 1, 2007 acquisition. The

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

corporate-level tax would be assessed only to the extent of the built-in gain that existed on the date of acquisition, based on the fair market value of the assets on August 1, 2007. The Company does not expect to dispose of any assets included in the SEUSA acquisition, if such a disposition would result in the imposition of a material tax liability. As a result, the Company has not recorded a deferred tax liability associated with this corporate-level tax. Gains from asset dispositions occurring more than 10 years after the acquisition will not be subject to this corporate-level tax. However, the Company may dispose of SEUSA assets before the 10-year period if it is able to effect a tax deferred exchange. At December 31, 2010 and 2009, the tax basis of the Company's net assets included in the SEUSA acquisition is less than the reported amounts by $1.69 billion and $1.71 billion, respectively.

        In connection with the SEUSA acquisition, the Company assumed SEUSA's unrecognized tax benefits of $8 million. During 2008, the Company recognized other increases to unrecognized tax benefits of $0.9 million. After receiving approval from the taxing authorities in 2009 to change this tax position, the Company decreased unrecognized tax benefits by $0.9 million. During 2010, the Company decreased unrecognized tax benefits by $1.1 million to reflect the settlement of federal tax audits for the years 2004, 2005 and 2006.

        A reconciliation of the Company's beginning and ending unrecognized tax benefits follows (in thousands):

Amount
Balance at January 1, 2008	$7,975
Additions based on prior years' tax positions	587
Additions based on 2008 tax positions	294

Balance at January 1, 2009	8,856
Reductions based on prior years' tax positions	(881)
Additions based on 2009 tax positions	—

Balance at January 1, 2010	7,975
Reductions based on prior years' tax positions	(1,085)
Additions based on 2010 tax positions	—

Balance at December 31, 2010	$6,890

        The Company anticipates that the balance in unrecognized tax benefits will be eliminated in 2011 as a result of both the settlement of state tax audits and the lapse of the applicable statue of limitations period. During the years ended December 31, 2010, 2009 and 2008, the Company recorded interest expense associated with the unrecognized tax benefits of $0.3 million, $0.4 million and $0.7 million, respectively.

        The Company has an agreement with the seller of SEUSA where any increases in taxes and associated interest and penalties related to years prior to the SEUSA acquisition will be the responsibility of the seller. Similarly, any pre-acquisition tax refunds and associated interest income will be refunded to the seller.

        There would be no effect on the Company's tax rate if the unrecognized tax benefits were to be recognized

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19) Earnings Per Common Share

        The following table illustrates the computation of basic and diluted earnings per share (dollars in thousands, except per share and share amounts):

	Year Ended December 31,
	2010	2009	2008
Numerator
Income from continuing operations	$321,592	$101,143	$224,506
Noncontrolling interests' share in continuing operations	(13,686)	(14,461)	(21,903)

Income from continuing operations applicable to HCP, Inc.	307,906	86,682	202,603
Preferred stock dividends	(21,130)	(21,130)	(21,130)
Participating securities' share in continuing operations	(2,081)	(1,491)	(1,997)

Income from continuing operations applicable to common shares	284,695	64,061	179,476
Discontinued operations	22,803	45,008	246,477
Noncontrolling interests' share in discontinued operations	—	—	(585)

Net income applicable to common shares	$307,498	$109,069	$425,368

Denominator
Basic weighted average common shares	305,574	274,216	237,301
Dilutive stock options and restricted stock	1,326	415	671

Diluted weighted average common shares	306,900	274,631	237,972

Basic earnings per common share
Income from continuing operations	$0.93	$0.23	$0.76
Discontinued operations	0.08	0.17	1.03

Net income applicable to common stockholders	$1.01	$0.40	$1.79

Diluted earnings per common share
Income from continuing operations	$0.93	$0.23	$0.76
Discontinued operations	0.07	0.17	1.03

Net income applicable to common shares	$1.00	$0.40	$1.79

        Restricted stock and certain of the Company's performance restricted stock units are considered participating securities which require the use of the two-class method when computing basic and diluted earnings per share. For the years ended December 31, 2010, 2009 and 2008, earnings representing nonforfeitable dividends of $2.1 million, $1.5 million and $2.0 million, respectively, were allocated to the participating securities.

        Options to purchase approximately 1.9 million, 4.6 million and 3.0 million shares of common stock that had an exercise price in excess of the average market price of the common stock during the years ended December 31, 2010, 2009 and 2008, respectively, were not included because they are anti-dilutive. Additionally, 6.0 million shares issuable upon conversion of 4.2 million DownREIT units during the year ended December 31, 2010; 5.9 million shares issuable upon conversion of 4.3 million DownREIT units during the year ended December 31, 2009; and 6.4 million shares issuable upon

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

conversion of 4.8 million non-managing member units during the year ended December 31, 2008 were not included since they are anti-dilutive.

(20) Supplemental Cash Flow Information

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Supplemental cash flow information:
Interest paid, net of capitalized interest	$282,750	$291,936	$344,434
Taxes paid	1,765	2,280	4,551
Capitalized interest	21,664	25,917	27,490
Supplemental schedule of non-cash investing activities:
Loan received upon real estate disposition	21,519	1,001	3,200
Accrued construction costs	3,558	3,253	7,123
Supplemental schedule of non-cash financing activities:
Secured debt obtained in purchase of participation in secured loan receivable	—	425,042	—
Restricted stock issued	224	305	157
Vesting of restricted stock units	276	194	142
Cancellation of restricted stock	52	53	114
Conversion of non-managing member units into common stock	6,135	23,045	111,467
Non-managing member units issued in connection with acquisitions	9,267	—	—
Mortgages assumed with real estate acquisitions	30,299	—	4,892
Unrealized gains (losses), net on available for sale securities and derivatives designated as cash flow hedges	(59)	82,995	(89,751)

        See discussions of the HCR ManorCare transaction in Notes 5 and 6.

(21) Variable Interest Entities

        At December 31, 2010, the Company leased 48 properties to a total of seven tenants ("VIE tenants") where each tenant has been identified as a VIE. In addition, the Company has investments in certain loans where each borrower has been identified as a VIE.

  Consolidated Variable Interest Entities

        During 2010, the Company had leasing relationships with a total of four VIE tenants, related to 27 properties, whose operations were not consolidated by the Company prior to August 31, 2010 as the Company determined that it did not have the ability to control their activities (i.e., recurring operating activities) that most significantly impact the VIEs economic performance. On August 31, 2010, the Company entered into a settlement agreement with Sunrise, whereby it determined that it had acquired the ability to control the activities that most significantly impact the VIEs' economic performance. The Company consolidated these four VIEs for the period from August 31, 2010 (the date of the settlement agreement with Sunrise) to November 1, 2010 (the date these 27 properties were transitioned and leased to Emeritus).

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Unconsolidated Variable Interest Entities

        At December 31, 2010, the Company leased 48 properties to a total of seven VIE tenants and had additional investments in loans to VIE borrowers. The Company has determined that it is not the primary beneficiary of these VIEs. The carrying value and classification of the related assets, liabilities and maximum exposure to loss as a result of the Company's involvement with these VIEs are presented below at December 31, 2010 (in thousands):

VIE Type	Maximum Loss Exposure(1)	Asset/Liability Type	Carrying Amount
VIE tenants—operating leases	$384,626	Lease intangibles, net and straight-line rent receivables	$14,627
VIE tenants—DFLs	1,198,995	Net investment in DFLs	583,566
Loans—senior secured	93,104	Loans receivable, net	93,104
Loans—mezzanine	956,075	Loans receivable, net	956,075

(1)
The Company's maximum loss exposure related to the VIE tenants represents the future minimum lease payments over the remaining term of the respective leases that may be mitigated by re-leasing the properties to new tenants. The Company's maximum loss exposure related to loans with VIEs represents their current aggregate carrying value including accrued interest.

        As of December 31, 2010 the Company has not provided, and is not required to provide, financial support through a liquidity arrangement or otherwise, to its unconsolidated VIEs, including circumstances in which it could be exposed to further losses (e.g., cash short falls).

        The Company holds an interest-only, senior secured term loan made to a borrower that has been identified as a VIE. The Company does not consolidate the VIE because it does not have the ability to control the activities that most significantly impact the VIE's economic performance. The loan is collateralized by all of the assets of the borrower (comprised primarily of interests in partnerships that operate surgical facilities, some of which are on the premises of properties owned by the Company or HCP Ventures IV) and is supported in part by limited guarantees made by certain principals of Cirrus. Recourse under certain of these guarantees is limited to the guarantors' respective ownership interests in certain entities owning real estate that are pledged to secure such guarantees.

        On December 21, 2007, the Company made an investment of approximately $900 million in mezzanine loans where each borrower was identified as a VIE. The Company has determined that it is not the primary beneficiary of these VIEs. The Company has no formal involvement in the VIEs beyond its investment. The Company does not consolidate the VIEs because it does not have the ability to control the activities that most significantly impact the VIE's economic performance. At December 31, 2010, these interest-only loans are secured by an indirect pledge of equity ownership in 334 HCR ManorCare facilities located in 30 states and were subordinate to other debt of approximately $3.6 billion. See Note 5 for discussions on the HCR ManorCare Acquisition.

        See Notes 6, 7 and 12 for additional description of the nature, purpose and activities of the Company's VIEs and interests therein.

(22) Fair Value Measurements

        The following table illustrates the Company's financial assets and liabilities measured at fair value in the consolidated balance sheets. Recognized gains and losses are recorded in other income, net on the Company's consolidated statements of income. During the year ended December 31, 2010, there were no transfers of financial assets or liabilities between levels within the fair value hierarchy.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The financial instrument assets and liabilities carried at fair value on a recurring basis at December 31, 2010 are as follows (in thousands):

Financial Instrument	Fair Value	Level 2	Level 3
Interest-rate swap assets(1)	$3,865	$3,865	$—
Interest-rate swap liabilities(1)	(7,920)	(7,920)	—
Warrants(1)	1,500	—	1,500

	$(2,555)	$(4,055)	$1,500

(1)
Interest rate swap and common stock warrant values are determined based on observable and unobservable market assumptions, using standardized derivative pricing models.

(23) Disclosures About Fair Value of Financial Instruments

        The carrying values of cash and cash equivalents, restricted cash, receivables, payables, and accrued liabilities are reasonable estimates of fair value because of the short-term maturities of these instruments. Fair values for loans receivable, bank line of credit, bridge loan, credit facilities, mortgage and other secured debt, and other debt are estimates based on rates currently prevailing for similar instruments with similar maturities. The fair values of the interest-rate swaps and warrants were determined based on observable and unobservable market assumptions using standardized derivative pricing models. The fair values of the senior unsecured notes and marketable equity and debt securities were determined based on market quotes.

        The table below summarizes the carrying amounts and fair values of the Company's financial instruments:

	December 31,
	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Loans receivable, net	$2,002,866	$2,026,389	$1,672,938	$1,728,599
Marketable debt securities	—	—	172,799	172,799
Marketable equity securities	—	—	3,521	3,521
Warrants	1,500	1,500	1,732	1,732
Term loan	—	—	200,000	200,000
Senior unsecured notes	3,318,379	3,536,413	3,521,325	3,548,926
Mortgage and other secured debt	1,235,779	1,258,185	1,834,935	1,789,992
Other debt	92,187	92,187	99,883	99,883
Interest-rate swap assets	3,865	3,865	3,523	3,523
Interest-rate swap liabilities	7,920	7,920	3,438	3,438

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(24) Derivative Financial Instruments

        The following table summarizes the Company's outstanding interest-rate swap contracts as of December 31, 2010 (dollars in thousands):

Date Entered	Maturity Date	Hedge Designation	Fixed Rate	Floating Rate Index	Notional Amount	Fair Value(1)
July 2005(2)	July 2020	Cash Flow	3.82%	BMA Swap Index	$45,600	$(4,184)
November 2008(6)	October 2016	Cash Flow	5.95%	1 Month LIBOR+1.50%	28,200	(3,191)
June 2009(3)	September 2011	Fair Value	5.95%	1 Month LIBOR+4.21%	250,000	2,291
July 2009(4)	July 2013	Cash Flow	6.13%	1 Month LIBOR+3.65%	14,200	(545)
August 2009(5)	February 2011	Cash Flow	0.87%	1 Month LIBOR	250,000	165
August 2009(5)	August 2011	Cash Flow	1.24%	1 Month LIBOR	250,000	1,409

(1)
Interest-rate swap assets are recorded in other assets, net and interest-rate swap liabilities are recorded in accounts payable and accrued liabilities on the consolidated balance sheets.

(2)
Represents three interest-rate swap contracts with an aggregate notional amount of $45.6 million, which hedge fluctuations in interest payments on variable-rate secured debt due to overall changes in the hedged cash flows.

(3)
Hedges the changes in fair value of the Company's outstanding senior unsecured fixed-rate notes (approximately 86% of the notes maturing in September 2011) due to fluctuations in the underlying benchmark interest rate.

(4)
Hedges fluctuations in interest payments on variable-rate secured debt due to fluctuations in the underlying benchmark interest rate.

(5)
Hedges fluctuations in interest receipts on a participation interest in a floating-rate secured mortgage note due to fluctuations in the underlying benchmark interest rate.

(6)
Acquired in conjunction with mortgage debt assumed related to real estate acquired on December 28, 2010. Hedges fluctuations in interest payments on variable-rate secured debt due to overall changes in the hedged cash flows.

        The Company uses derivative instruments to mitigate the effects of interest rate fluctuations on specific forecasted transactions as well as recognized financial obligations or assets. The Company does not use derivative instruments for speculative or trading purposes.

        The primary risks associated with derivative instruments are market and credit risk. Market risk is defined as the potential for loss in value of a derivative instrument due to adverse changes in market prices (interest rates). Utilizing derivative instruments allows the Company to effectively manage the risk of fluctuations in interest rates related to the potential effects these changes could have on future earnings, forecasted cash flows and the fair value of recognized obligations.

        Credit risk is the risk that one of the parties to a derivative contract fails to perform or meet their financial obligation. The Company does not obtain collateral associated with its derivative instruments, but monitors the credit standing of its counterparties on a regular basis. Should a counterparty fail to perform, the Company would incur a financial loss to the extent that the associated derivative contract was in an asset position. At December 31, 2010, the Company does not anticipate non-performance by the counterparties to its outstanding derivative contracts.

        During October and November 2007, the Company entered into two forward-starting interest-rate swap contracts with an aggregate notional amount of $900 million and settled the contracts during the three months ended June 30, 2008. The settlement value, less the ineffective portion of the hedging relationships, was recorded to accumulated other comprehensive income to be reclassified into interest expense over the forecasted term of the underlying unsecured fixed-rate debt. The interest-rate swap contracts were designated in qualifying, cash flow hedging relationships, to hedge the Company's

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

exposure to fluctuations in the benchmark interest rate component of interest payments on forecasted, unsecured, fixed-rate debt currently expected to be issued in 2011 and 2012. During 2010, the Company revised its estimated issuance date for the underlying unsecured, fixed-rate debt. As a result, the Company recognized a $1.0 million charge in other income, net, during the year ended December 31, 2010, related to the interest payments that are no longer probable of occurring.

        In August 2009, the Company entered into an interest-rate swap contract (pay float and receive fixed), that is designated as hedging fluctuations in interest receipts related to its participation in the variable-rate first mortgage debt of HCR ManorCare. Concurrent with executing the definitive agreement for the HCR ManorCare Acquisition, the Company determined the likelihood of the related hedged transactions (underlying mortgage debt interest receipts) of occurring was reduced from probable to reasonably possible. As a result, the Company discontinued hedge accounting and will recognize subsequent fair value changes in the interest rate swap contact in earnings prospectively. At December 31, 2010, $1.4 million of unrealized gains related to this interest-rate swap contract remain in accumulated other comprehensive loss; this amount will be amortized into earnings in 2011, as the hedged transactions (the underlying mortgage debt interest receipts) occur.

        For the year ended December 31, 2010, the Company recognized additional interest income of $4.0 million and a reduction of interest expense of $1.5 million, resulting from its cash flow and fair value hedging relationships. At December 31, 2010, the Company expects that the hedged forecasted transactions, for each of the outstanding qualifying cash flow hedging relationships, except as previously discussed, remain probable of occurring and that no additional gains or losses recorded to accumulated other comprehensive loss are expected to be reclassified to earnings.

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

		Effects of Change in Interest Rates
Date Entered	Maturity Date	+50 Basis Points	-50 Basis Points	+100 Basis Points	-100 Basis Points
July 2005	July 2020	$1,755	$(2,107)	$3,685	$(4,037)
November 2008	October 2016	762	(720)	1,503	(1,461)
June 2009	September 2011	(824)	966	(1,718)	1,860
July 2009	July 2013	177	(172)	351	(347)
August 2009	February 2011	(135)	143	(274)	282
August 2009	August 2011	(743)	790	(1,509)	1,557

(25) Transactions with Related Parties

        Mr. Elcan, a former executive vice president of the Company through April 30, 2008, and certain members of Mr. Elcan's immediate family, including without limitation his wife and father-in-law, may be deemed to own directly or indirectly, in the aggregate, greater than 10% of the outstanding common stock of HCA, Inc. ("HCA") at April 29, 2008. During the year ended December 31, 2008, HCA contributed $95 million in aggregate revenues and interest income, for the lease of certain assets and obligations under debt securities.

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

(26) Selected Quarterly Financial Data

        Selected quarterly information for the years ended December 31, 2010 and 2009 is as follows (in thousands, except per share amounts). Results of operations for properties sold or to be sold have been classified as discontinued operations for all periods presented:

	Three Months Ended During 2010
	March 31	June 30	September 30	December 31
	(in thousands, except share data, unaudited)
Total revenues	$294,820	$301,877	$317,049	$341,388
Income before income taxes and equity income from and impairments of investments in unconsolidated joint ventures	82,137	85,671	93,778	127,341
Total discontinued operations	953	1,008	4,746	16,096
Net income	84,101	88,595	26,173	145,526
Net income applicable to HCP, Inc.	81,036	85,101	22,655	141,917
Dividends paid per common share	0.465	0.465	0.465	0.465
Basic earnings per common share	0.26	0.27	0.05	0.42
Diluted earnings per common share	0.25	0.27	0.05	0.42

	Three Months Ended During 2009
	March 31	June 30	September 30	December 31
	(in thousands, except share data, unaudited)
Total revenues	$276,042	$291,424	$286,969	$294,467
Income (loss) before income taxes and equity income from unconsolidated joint ventures	50,447	66,972	(48,317)	30,440
Total discontinued operations	3,607	33,916	3,444	4,041
Net income (loss)	52,709	101,178	(43,220)	35,484
Net income (loss) applicable to HCP, Inc.	48,883	97,459	(46,686)	32,034
Dividends paid per common share	0.46	0.46	0.46	0.46
Basic earnings (loss) per common share	0.17	0.35	(0.18)	0.09
Diluted earnings (loss) per common share	0.17	0.35	(0.18)	0.09

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

  •
  During the three months ended March 30, 2010, the Company recognized aggregate income of $11.9 million, which represents impairment recoveries of portions of previous impairment charges related to investments in three direct financing leases and a participation interest in a senior construction loan related to Erickson as a result of the bankruptcy court's approval of the settlement agreement and confirmation of Erickson's final plan of reorganization

  •
  The three months ended September 30, 2010 include increases of $13.7 million in revenues, as a result of reflecting the facility-level results for one month from 27 facilities leased to four VIE tenants operated by Sunrise that were consolidated as a result of the termination rights the Company acquired from the settlement agreement.

  •
  During the three months ended September 30, 2010, the Company recognized impairments of $71.7 million related to its 35% interest in HCP Ventures II. The impairment resulted from the recent and projected deterioration of the operating performance of the properties leased by Horizon Bay from HCP Ventures II.

  •
  The three months ended December 31, 2010 include increases of $15.7 million in revenues, as a result of reflecting the facility-level results for one month from 27 facilities leased to four VIE tenants operated by Sunrise that were consolidated as a result of the termination rights the Company acquired from the settlement agreement.

HCP, Inc.

Schedule II: Valuation and Qualifying Accounts

December 31, 2010

(In thousands)

Allowance Accounts(1)		Additions		Deductions
Year Ended December 31,	Balance at Beginning of Year	Amounts Charged Against Operations, net	Acquired Properties	Uncollectible Accounts Written-off	Disposed Properties	Balance at End of Year
2010	$129,505	$8,519	$—	$(93,858)	$(426)	$43,740

2009	$58,911	$79,346	$—	$(8,504)	$(248)	$129,505

2008	$59,131	$9,747	$—	$(2,574)	$(7,393)	$58,911

(1)
Includes allowance for doubtful accounts, straight-line rent reserves, and allowances for loan and direct financing lease losses.

HCP, Inc.

Schedule III: Real Estate and Accumulated Depreciation

December 31, 2010

(Dollars in thousands)

							Gross Amount at Which Carried As of December 31, 2010
				Initial Cost to Company								Life on Which Depreciation in Latest Income Statement is Computed
						Costs Capitalized Subsequent to Acquisition
City		State	Encumbrances at December 31, 2010(1)	Land	Buildings and Improvements		Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Year Acquired/ Constructed
Senior housing
1087	Birmingham	AL	$33,037	$4,682	$86,200	$—	$4,682	$86,200	$90,882	$(10,236)	2006	40
1086	Huntsville	AL	18,079	1,394	44,347	—	1,394	44,347	45,741	(5,257)	2006	40
1107	Huntsville	AL	—	307	5,813	—	307	5,813	6,120	(885)	2006	40
1154	Little Rock	AR	—	1,922	14,140	21	1,922	14,161	16,083	(1,907)	2006	39
0786	Douglas	AZ	—	110	703	—	110	703	813	(224)	2005	35
0518	Tucson	AZ	32,870	2,350	24,037	—	2,350	24,037	26,387	(5,809)	2002	30
1238	Beverly Hills	CA	—	9,872	32,590	2,100	9,872	34,690	44,562	(4,066)	2006	40
1149	Camarillo	CA	—	5,798	19,427	—	5,798	19,427	25,225	(2,641)	2006	40
1006	Carlsbad	CA	—	7,897	14,255	275	7,897	14,530	22,427	(2,102)	2006	40
0883	Carmichael	CA	—	4,270	13,846	—	4,270	13,846	18,116	(1,849)	2006	40
0851	Citrus Heights	CA	—	1,180	8,367	—	1,180	8,367	9,547	(1,529)	2006	29
0790	Concord	CA	25,000	6,010	39,601	—	6,010	38,301	44,311	(5,169)	2005	40
0787	Dana Point	CA	—	1,960	15,946	—	1,960	15,466	17,426	(2,094)	2005	39
1152	Elk Grove	CA	—	2,235	6,339	—	2,235	6,186	8,421	(657)	2006	40
0798	Escondido	CA	14,340	5,090	24,253	—	5,090	23,353	28,443	(3,163)	2005	40
0791	Fremont	CA	9,423	2,360	11,672	—	2,360	11,192	13,552	(1,516)	2005	40
0788	Granada Hills	CA	—	2,200	18,257	—	2,200	17,637	19,837	(2,388)	2005	39
1156	Hemet	CA	—	1,270	5,966	17	1,270	5,983	7,253	(817)	2006	40
0856	Irvine	CA	—	8,220	14,104	—	8,220	14,104	22,324	(1,808)	2006	45
0227	Lodi	CA	9,068	732	5,453	—	732	5,453	6,185	(1,915)	1997	35
0226	Murietta	CA	6,093	435	5,729	—	435	5,729	6,164	(1,946)	1997	35
1165	Northridge	CA	—	6,718	26,309	6	6,718	26,315	33,033	(3,397)	2006	40
1561	Orangevale	CA	4,514	2,160	8,522	1,000	2,160	9,522	11,682	(1,063)	2008	40
1168	Palm Springs	CA	—	1,005	5,183	21	1,005	5,204	6,209	(821)	2006	40
0789	Pleasant Hill	CA	6,270	2,480	21,333	—	2,480	20,633	23,113	(2,794)	2005	40
1166	Rancho Mirage	CA	—	1,798	24,053	5	1,798	24,058	25,856	(3,235)	2006	40
1008	San Diego	CA	—	6,384	32,072	217	6,384	32,289	38,673	(4,228)	2006	40
1007	San Dimas	CA	—	5,628	31,374	198	5,628	31,572	37,200	(3,924)	2006	40
1009	San Juan Capistrano	CA	—	5,983	9,614	182	5,983	9,509	15,492	(991)	2006	40
1167	Santa Rosa	CA	—	3,582	21,113	4	3,582	21,117	24,699	(2,815)	2006	40
0793	South San Francisco	CA	10,870	3,000	16,586	—	3,000	16,056	19,056	(2,167)	2005	40
0792	Ventura	CA	10,270	2,030	17,379	—	2,030	16,749	18,779	(2,268)	2005	40
1155	Yorba Linda	CA	—	4,968	19,290	—	4,968	19,290	24,258	(2,642)	2006	40
1232	Colorado Springs	CO	—	1,910	24,479	11	1,910	24,490	26,400	(3,318)	2006	40
0512	Denver	CO	50,527	2,810	36,021	—	2,810	36,021	38,831	(8,705)	2002	30
1233	Denver	CO	—	2,511	30,641	82	2,511	30,723	33,234	(3,853)	2006	40
1000	Greenwood Village	CO	—	3,367	38,396	—	3,367	38,396	41,763	(4,672)	2006	40
1234	Lakewood	CO	—	3,012	31,913	5	3,012	31,918	34,930	(3,984)	2006	40
0730	Torrington	CT	12,781	166	11,001	—	166	10,591	10,757	(1,500)	2005	40
1010	Woodbridge	CT	—	2,352	9,929	219	2,352	10,148	12,500	(1,399)	2006	40
0538	Altamonte Springs	FL	—	1,530	7,956	—	1,530	7,136	8,666	(1,426)	2002	40
0861	Apopka	FL	5,965	920	4,816	—	920	4,816	5,736	(658)	2006	35
0852	Boca Raton	FL	—	4,730	17,532	1,990	4,730	19,522	24,252	(2,990)	2006	30
1001	Boca Raton	FL	11,767	2,415	15,784	—	2,415	15,784	18,199	(1,946)	2006	40
0544	Boynton Beach	FL	8,118	1,270	4,773	—	1,270	4,773	6,043	(935)	2003	40
0539	Clearwater	FL	—	2,250	2,627	—	2,250	2,627	4,877	(524)	2002	40
0746	Clearwater	FL	18,009	3,856	12,176	—	3,856	11,321	15,177	(2,258)	2005	40
0862	Clermont	FL	8,448	440	6,518	—	440	6,518	6,958	(864)	2006	35
1002	Coconut Creek	FL	14,071	2,461	14,104	—	2,461	13,718	16,179	(1,458)	2006	40
0492	Delray Beach	FL	11,555	850	6,637	—	850	6,637	7,487	(1,157)	2002	43
0850	Gainesville	FL	16,351	1,020	13,490	—	1,020	13,490	14,510	(1,866)	2006	40
1095	Gainesville	FL	—	1,221	12,226	—	1,221	12,001	13,222	(1,275)	2006	40
0490	Jacksonville	FL	44,681	3,250	25,936	—	3,250	25,936	29,186	(6,483)	2002	35
1096	Jacksonville	FL	—	1,587	15,616	—	1,587	15,616	17,203	(1,896)	2006	40
0855	Lantana	FL	—	3,520	26,452	—	3,520	26,452	29,972	(4,483)	2006	30
0731	Ocoee	FL	16,752	2,096	9,322	—	2,096	8,801	10,897	(1,247)	2005	40
0859	Oviedo	FL	8,710	670	8,071	—	670	8,071	8,741	(1,053)	2006	35
1017	Palm Harbor	FL	—	1,462	16,774	500	1,462	17,274	18,736	(2,128)	2006	40
0190	Pinellas Park	FL	4,028	480	3,911	—	480	3,911	4,391	(1,649)	1996	35
0732	Port Orange	FL	15,635	2,340	9,898	—	2,340	9,377	11,717	(1,328)	2005	40
0802	St. Augustine	FL	15,003	830	11,627	—	830	11,227	12,057	(1,711)	2005	35
0692	Sun City Center	FL	10,016	510	6,120	—	510	5,865	6,375	(1,089)	2004	35

HCP, Inc.

Schedule III: Real Estate and Accumulated Depreciation (Continued)

December 31, 2010

(Dollars in thousands)

							Gross Amount at Which Carried As of December 31, 2010
				Initial Cost to Company								Life on Which Depreciation in Latest Income Statement is Computed
						Costs Capitalized Subsequent to Acquisition
City		State	Encumbrances at December 31, 2010(1)	Land	Buildings and Improvements		Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Year Acquired/ Constructed
0698	Sun City Center	FL	—	3,466	70,810	—	3,466	69,750	73,216	(12,902)	2004	34
1097	Tallahassee	FL	—	1,331	19,039	—	1,331	19,039	20,370	(2,279)	2006	40
0224	Tampa	FL	—	600	5,566	670	600	6,236	6,836	(1,453)	1997	45
0849	Tampa	FL	12,346	800	11,340	—	800	11,340	12,140	(1,620)	2006	40
1257	Vero Beach	FL	—	2,035	34,993	201	2,035	35,194	37,229	(4,896)	2006	40
1605	Vero Beach	FL	—	700	16,234	—	700	16,234	16,934	—	2010	35
1098	Alpharetta	GA	—	793	8,761	198	793	8,959	9,752	(1,144)	2006	40
1099	Atlanta	GA	—	687	5,507	228	687	5,735	6,422	(883)	2006	40
1169	Atlanta	GA	—	2,665	5,911	2	2,665	5,643	8,308	(599)	2006	40
1241	Lilburn	GA	—	907	17,340	2	907	17,342	18,249	(2,256)	2006	40
1112	Marietta	GA	—	894	6,944	326	894	7,270	8,164	(936)	2006	40
0205	Milledgeville	GA	—	150	1,957	—	150	1,547	1,697	(531)	1997	45
1088	Davenport	IA	—	511	8,039	—	511	8,039	8,550	(981)	2006	40
1093	Marion	IA	2,482	502	6,865	—	502	6,865	7,367	(842)	2006	40
1091	Bloomington	IL	—	798	13,091	—	798	13,091	13,889	(1,584)	2006	40
1587	Burr Ridge	IL	—	2,640	27,975	—	2,640	27,975	30,615	(745)	2010	25
1089	Champaign	IL	—	101	4,207	—	101	4,207	4,308	(565)	2006	40
1157	Hoffman Estates	IL	—	1,701	12,037	133	1,701	12,170	13,871	(1,730)	2006	40
1090	Macomb	IL	—	81	6,062	—	81	6,062	6,143	(761)	2006	40
1143	Mt. Vernon	IL	—	296	15,935	3,562	512	19,281	19,793	(1,971)	2006	40
1005	Oak Park	IL	26,539	3,476	31,032	—	3,476	31,032	34,508	(3,703)	2006	40
1162	Orland Park	IL	—	2,623	23,154	10	2,623	23,164	25,787	(2,929)	2006	40
1092	Peoria	IL	—	404	10,050	—	404	9,840	10,244	(1,046)	2006	40
1588	Prospect Heights	IL	—	2,680	18,580	—	2,680	18,580	21,260	(527)	2010	25
1237	Wilmette	IL	—	1,100	9,373	—	1,100	9,373	10,473	(1,162)	2006	40
0379	Evansville	IN	—	500	9,302	—	500	7,762	8,262	(1,880)	1999	45
0457	Jasper	IN	—	165	5,952	359	165	6,311	6,476	(1,717)	2001	35
1144	Indianapolis	IN	—	1,197	7,718	—	1,197	7,718	8,915	(993)	2006	40
1145	Indianapolis	IN	—	1,144	8,261	7,371	1,144	15,632	16,776	(1,401)	2006	40
1146	West Lafayette	IN	—	813	10,876	—	813	10,876	11,689	(1,342)	2006	40
0496	Mission	KS	—	340	9,322	1,153	340	9,889	10,229	(2,524)	2002	35
0243	Overland Park	KS	—	750	8,241	2,454	750	9,061	9,811	(2,092)	1998	45
1170	Edgewood	KY	—	1,868	4,934	—	1,868	4,934	6,802	(844)	2006	40
0697	Lexington	KY	8,010	2,093	16,917	—	2,093	16,299	18,392	(3,528)	2004	30
1105	Middletown	KY	—	1,499	26,252	107	1,499	26,359	27,858	(3,244)	2006	40
1013	Danvers	MA	—	4,616	30,692	238	4,616	30,930	35,546	(3,696)	2006	40
1151	Dartmouth	MA	—	3,145	6,880	—	3,145	6,880	10,025	(915)	2006	40
1012	Dedham	MA	—	3,930	21,340	102	3,930	21,442	25,372	(2,695)	2006	40
1158	Plymouth	MA	—	2,434	9,027	—	2,434	9,027	11,461	(1,314)	2006	40
1011	Baltimore	MD	—	1,416	8,854	281	1,416	9,135	10,551	(1,284)	2006	40
1153	Baltimore	MD	—	1,684	18,889	—	1,684	18,889	20,573	(2,322)	2006	40
1249	Frederick	MD	—	609	9,158	8	609	9,166	9,775	(1,155)	2006	40
0281	Westminster	MD	15,689	768	5,251	—	768	4,853	5,621	(1,230)	1998	45
0546	Cape Elizabeth	ME	—	630	3,524	93	630	3,617	4,247	(704)	2003	40
0545	Saco	ME	—	80	2,363	155	80	2,518	2,598	(485)	2003	40
1258	Auburn Hills	MI	—	2,281	10,692	—	2,281	10,692	12,973	(1,136)	2006	40
1248	Farmington Hills	MI	—	1,013	12,119	44	1,013	12,163	13,176	(1,543)	2006	40
0696	Holland	MI	42,595	787	51,410	—	787	50,172	50,959	(10,901)	2004	29
1094	Portage	MI	—	100	5,700	4,617	100	10,317	10,417	(1,214)	2006	40
0472	Sterling Heights	MI	—	920	7,326	—	920	7,326	8,246	(1,954)	2001	35
1259	Sterling Heights	MI	—	1,593	11,500	—	1,593	11,500	13,093	(1,459)	2006	40
1235	Des Peres	MO	—	4,361	20,664	—	4,361	20,664	25,025	(2,655)	2006	40
1236	Richmond Heights	MO	—	1,744	24,232	—	1,744	24,232	25,976	(3,083)	2006	40
0853	St. Louis	MO	—	2,500	20,343	—	2,500	20,343	22,843	(3,482)	2006	30
0842	Great Falls	MT	—	500	5,683	—	500	5,683	6,183	(906)	2006	40
0878	Charlotte	NC	—	710	9,559	—	710	9,559	10,269	(1,262)	2006	40
1584	Charlotte	NC	—	2,052	6,557	—	2,052	6,557	8,609	(201)	2010	40
1119	Concord	NC	—	601	7,615	95	601	7,710	8,311	(976)	2006	40
1254	Raleigh	NC	—	1,191	11,532	20	1,191	11,552	12,743	(1,438)	2006	40
1599	Cherry Hill	NJ	—	2,420	12,330	—	2,420	12,330	14,750	(164)	2010	25
1239	Cresskill	NJ	—	4,684	53,927	9	4,684	53,936	58,620	(6,463)	2006	40
0734	Hillsborough	NJ	16,184	1,042	10,042	—	1,042	9,576	10,618	(1,357)	2005	40
1242	Madison	NJ	—	3,157	19,909	—	3,157	19,909	23,066	(2,551)	2006	40
0733	Manahawkin	NJ	14,120	921	9,927	—	921	9,461	10,382	(1,340)	2005	40

HCP, Inc.

Schedule III: Real Estate and Accumulated Depreciation (Continued)

December 31, 2010

(Dollars in thousands)

							Gross Amount at Which Carried As of December 31, 2010
				Initial Cost to Company								Life on Which Depreciation in Latest Income Statement is Computed
						Costs Capitalized Subsequent to Acquisition
City		State	Encumbrances at December 31, 2010(1)	Land	Buildings and Improvements		Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Year Acquired/ Constructed
1014	Paramus	NJ	—	4,280	31,684	202	4,280	31,886	36,166	(3,887)	2006	40
1231	Saddle River	NJ	—	1,784	15,625	13	1,784	15,638	17,422	(1,990)	2006	40
0245	Voorhees Township	NJ	8,761	900	7,629	—	900	7,629	8,529	(1,961)	1998	45
0213	Albuquerque	NM	—	767	9,324	—	767	9,324	10,091	(3,157)	1996	45
0796	Las Vegas	NV	—	1,960	5,816	—	1,960	5,426	7,386	(735)	2005	40
1252	Brooklyn	NY	—	8,117	23,627	386	8,117	24,013	32,130	(2,960)	2006	40
1256	Sheepshead Bay	NY	—	5,215	39,052	—	5,215	39,052	44,267	(4,782)	2006	40
0473	Cincinnati	OH	—	600	4,428	—	600	4,428	5,028	(1,181)	2001	35
0841	Columbus	OH	6,647	970	7,806	1,022	970	8,828	9,798	(1,352)	2006	40
0857	Fairborn	OH	6,822	810	8,311	—	810	8,311	9,121	(1,276)	2006	36
1147	Fairborn	OH	—	298	10,704	3,068	298	13,772	14,070	(1,491)	2006	40
1386	Marietta	OH	4,019	1,069	11,435	—	1,069	11,435	12,504	(1,127)	2007	40
1253	Poland	OH	—	695	10,444	—	695	10,444	11,139	(1,361)	2006	40
1159	Willoughby	OH	—	1,177	9,982	—	1,177	9,982	11,159	(1,362)	2006	40
1171	Oklahoma City	OK	—	801	4,904	12	801	4,916	5,717	(806)	2006	40
1160	Tulsa	OK	—	1,115	11,028	—	1,115	11,028	12,143	(1,683)	2006	40
1163	Haverford	PA	—	16,461	108,816	26	16,461	108,842	125,303	(12,761)	2006	40
1104	Aiken	SC	—	357	14,832	151	357	14,983	15,340	(1,952)	2006	40
1100	Charleston	SC	—	885	14,124	171	885	13,965	14,850	(1,466)	2006	40
1109	Columbia	SC	—	408	7,527	131	408	7,658	8,066	(945)	2006	40
0306	Georgetown	SC	—	239	3,008	—	239	3,008	3,247	(770)	1998	45
0879	Greenville	SC	—	1,090	12,558	—	1,090	12,558	13,648	(1,639)	2006	40
1172	Greenville	SC	—	993	16,314	43	993	16,357	17,350	(2,403)	2006	40
0305	Lancaster	SC	—	84	2,982	—	84	2,982	3,066	(679)	1998	45
0880	Myrtle Beach	SC	—	900	10,913	—	900	10,913	11,813	(1,400)	2006	40
0312	Rock Hill	SC	—	203	2,671	—	203	2,671	2,874	(663)	1998	45
1113	Rock Hill	SC	—	695	4,119	322	695	4,441	5,136	(608)	2006	40
0313	Sumter	SC	—	196	2,623	—	196	2,623	2,819	(672)	1998	45
1003	Nashville	TN	11,367	812	15,006	—	812	15,006	15,818	(2,151)	2006	40
0860	Oak Ridge	TN	8,734	500	4,741	—	500	4,741	5,241	(649)	2006	35
0843	Abilene	TX	1,931	300	2,830	—	300	2,830	3,130	(421)	2006	39
1004	Arlington	TX	14,545	2,002	16,829	—	2,002	16,448	18,450	(1,748)	2006	40
1116	Arlington	TX	—	2,494	12,192	86	2,494	11,756	14,250	(1,240)	2006	40
0511	Austin	TX	—	2,960	41,645	—	2,960	41,645	44,605	(10,064)	2002	30
1589	Austin	TX	—	2,860	28,705	—	2,860	28,705	31,565	(770)	2010	25
0202	Beaumont	TX	—	145	10,404	—	145	10,404	10,549	(3,477)	1996	45
0844	Burleson	TX	4,410	1,050	5,242	—	1,050	5,242	6,292	(873)	2006	40
0848	Cedar Hill	TX	9,097	1,070	11,554	—	1,070	11,554	12,624	(1,685)	2006	40
1325	Cedar Hill	TX	—	440	7,494	—	440	7,494	7,934	(1,044)	2007	40
0513	Fort Worth	TX	—	2,830	50,832	—	2,830	50,832	53,662	(12,284)	2002	30
0506	Friendswood	TX	23,299	400	7,354	—	400	7,354	7,754	(1,389)	2002	45
0217	Houston	TX	11,813	835	7,195	—	835	7,195	8,030	(2,040)	1997	45
0491	Houston	TX	—	2,470	21,710	750	2,470	22,460	24,930	(5,546)	2002	35
1106	Houston	TX	—	1,008	15,333	145	1,008	15,478	16,486	(1,931)	2006	40
1111	Houston	TX	—	1,877	25,372	196	1,877	25,568	27,445	(3,473)	2006	40
0820	Irving	TX	10,997	710	9,949	—	710	9,949	10,659	(1,927)	2005	35
0845	North Richland Hills	TX	3,208	520	5,117	—	520	5,117	5,637	(835)	2006	40
0846	North Richland Hills	TX	6,900	870	9,259	—	870	9,259	10,129	(1,558)	2006	35
1102	Plano	TX	—	494	12,518	99	494	12,617	13,111	(1,631)	2006	40
0494	San Antonio	TX	7,979	730	3,961	—	730	3,961	4,691	(770)	2002	45
1590	San Antonio	TX	—	2,860	14,907	41	2,860	14,948	17,808	(449)	2010	25
1103	The Woodlands	TX	—	802	17,358	202	802	17,560	18,362	(2,177)	2006	40
0195	Victoria	TX	12,912	175	4,290	3,101	175	7,391	7,566	(1,867)	1995	43
0847	Waxahachie	TX	2,214	390	3,879	—	390	3,879	4,269	(621)	2006	40
1161	Salt Lake City	UT	—	2,621	22,072	35	2,621	22,107	24,728	(3,055)	2006	40
1015	Arlington	VA	—	4,320	19,567	446	4,320	20,013	24,333	(2,508)	2006	40
1244	Arlington	VA	—	3,833	7,076	—	3,833	7,076	10,909	(928)	2006	40
1245	Arlington	VA	—	7,278	37,407	23	7,278	37,430	44,708	(4,633)	2006	40
0881	Chesapeake	VA	—	1,090	12,444	—	1,090	12,444	13,534	(1,628)	2006	40
1247	Falls Church	VA	—	2,228	8,887	30	2,228	8,917	11,145	(1,104)	2006	40
1164	Fort Belvoir	VA	—	11,594	99,528	5,684	11,594	105,212	116,806	(12,759)	2006	40
1250	Leesburg	VA	—	607	3,236	—	607	3,236	3,843	(824)	2006	35
1016	Richmond	VA	—	2,110	11,469	124	2,110	11,593	13,703	(1,535)	2006	40
1246	Sterling	VA	—	2,360	22,932	43	2,360	22,975	25,335	(2,818)	2006	40

HCP, Inc.

Schedule III: Real Estate and Accumulated Depreciation (Continued)

December 31, 2010

(Dollars in thousands)

							Gross Amount at Which Carried As of December 31, 2010
				Initial Cost to Company								Life on Which Depreciation in Latest Income Statement is Computed
						Costs Capitalized Subsequent to Acquisition
City		State	Encumbrances at December 31, 2010(1)	Land	Buildings and Improvements		Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Year Acquired/ Constructed
0225	Woodbridge	VA	—	950	6,983	—	950	6,983	7,933	(1,903)	1997	45
1173	Bellevue	WA	—	3,734	16,171	8	3,734	16,179	19,913	(2,138)	2006	40
1240	Edmonds	WA	—	1,418	16,502	7	1,418	16,509	17,927	(2,103)	2006	40
0797	Kirkland	WA	5,452	1,000	13,403	—	1,000	13,043	14,043	(1,766)	2005	40
1174	Lynnwood	WA	—	1,203	7,415	12	1,203	7,427	8,630	(788)	2006	40
1251	Mercer Island	WA	—	4,209	8,123	97	4,209	8,220	12,429	(1,016)	2006	40
0794	Shoreline	WA	9,547	1,590	10,671	—	1,590	10,261	11,851	(1,390)	2005	40
0795	Shoreline	WA	—	4,030	26,421	—	4,030	25,651	29,681	(3,391)	2005	39
1175	Snohomish	WA	—	1,541	10,228	6	1,541	10,234	11,775	(1,277)	2006	40

			$760,870	$408,454	$3,142,738	$45,973	$408,670	$3,165,963	$3,574,633	$(450,926)

Life Science
1482	Brisbane	CA	$—	$50,989	$1,789	$22,826	$50,989	$24,615	$75,604	$—	2007	*
1481	Carlsbad	CA	—	30,300	—	4,072	30,300	4,072	34,372	—	2007	*
1522	Carlsbad	CA	—	23,475	—	2,715	23,475	2,715	26,190	—	2007	*
1401	Hayward	CA	—	900	7,100	13	900	7,113	8,013	(606)	2007	40
1402	Hayward	CA	—	1,500	6,400	2,079	1,500	8,479	9,979	(618)	2007	40
1403	Hayward	CA	—	1,900	7,100	280	1,900	7,380	9,280	(700)	2007	40
1404	Hayward	CA	—	2,200	17,200	32	2,200	17,232	19,432	(1,469)	2007	40
1405	Hayward	CA	—	1,000	3,200	7,528	1,000	10,728	11,728	(424)	2007	40
1549	Hayward	CA	—	801	5,740	583	801	6,323	7,124	(705)	2007	29
1550	Hayward	CA	—	539	3,864	392	539	4,256	4,795	(475)	2007	29
1551	Hayward	CA	—	526	3,771	383	526	4,154	4,680	(463)	2007	29
1552	Hayward	CA	—	944	6,769	687	944	7,456	8,400	(832)	2007	29
1553	Hayward	CA	—	953	6,829	694	953	7,523	8,476	(839)	2007	29
1554	Hayward	CA	—	991	7,105	721	991	7,826	8,817	(873)	2007	29
1555	Hayward	CA	—	1,210	8,675	881	1,210	9,556	10,766	(1,066)	2007	29
1556	Hayward	CA	—	2,736	6,868	697	2,736	7,565	10,301	(844)	2007	29
1514	La Jolla	CA	—	5,200	—	—	5,200	—	5,200	—	2007	N/A
1424	La Jolla	CA	—	9,600	25,283	2,940	9,648	28,097	37,745	(2,894)	2007	40
1425	La Jolla	CA	—	6,200	19,883	95	6,276	19,902	26,178	(1,710)	2007	40
1426	La Jolla	CA	—	7,200	12,412	1,608	7,291	13,929	21,220	(1,918)	2007	27
1427	La Jolla	CA	—	8,700	16,983	666	8,746	17,603	26,349	(2,070)	2007	30
1488	Mountain View	CA	—	7,300	25,410	566	7,300	25,976	33,276	(2,205)	2007	40
1489	Mountain View	CA	—	6,500	22,800	7	6,500	22,807	29,307	(1,948)	2007	40
1490	Mountain View	CA	—	4,800	9,500	449	4,800	9,949	14,749	(861)	2007	40
1491	Mountain View	CA	—	4,200	8,400	1,160	4,209	9,551	13,760	(1,195)	2007	40
1492	Mountain View	CA	—	3,600	9,700	741	3,600	10,441	14,041	(1,140)	2007	40
1493	Mountain View	CA	—	7,500	16,300	1,229	7,500	16,928	24,428	(1,395)	2007	40
1494	Mountain View	CA	—	9,800	24,000	215	9,800	24,215	34,015	(2,071)	2007	40
1495	Mountain View	CA	—	6,900	17,800	223	6,900	18,023	24,923	(1,557)	2007	40
1496	Mountain View	CA	—	7,000	17,000	6,372	7,000	23,372	30,372	(2,377)	2007	40
1497	Mountain View	CA	—	14,100	31,002	10,270	14,100	41,272	55,372	(4,907)	2007	40
1498	Mountain View	CA	—	7,100	25,800	9,154	7,100	34,954	42,054	(4,466)	2007	40
1469	Poway	CA	—	47,700	3,512	3,521	47,700	7,033	54,733	—	2007	*
1477	Poway	CA	—	29,943	2,475	9,043	29,943	11,518	41,461	—	2007	*
1470	Poway	CA	—	5,000	12,200	5,731	5,000	17,931	22,931	(2,513)	2007	40
1471	Poway	CA	—	5,200	14,200	4,253	5,200	18,453	23,653	(2,188)	2007	40
1478	Poway	CA	—	6,700	14,400	6,145	6,700	20,545	27,245	(2,885)	2007	40
1499	Redwood City	CA	—	3,400	5,500	977	3,407	6,470	9,877	(759)	2007	40
1500	Redwood City	CA	—	2,500	4,100	1,111	2,506	5,205	7,711	(478)	2007	40
1501	Redwood City	CA	—	3,600	4,600	393	3,607	4,986	8,593	(540)	2007	30
1502	Redwood City	CA	—	3,100	5,100	806	3,107	5,653	8,760	(592)	2007	31
1503	Redwood City	CA	—	4,800	17,300	1,781	4,818	19,063	23,881	(1,548)	2007	31
1504	Redwood City	CA	—	5,400	15,500	863	5,418	16,345	21,763	(1,350)	2007	31
1505	Redwood City	CA	—	3,000	3,500	359	3,006	3,853	6,859	(473)	2007	40
1506	Redwood City	CA	—	6,000	14,300	3,026	6,018	17,308	23,326	(1,397)	2007	40
1507	Redwood City	CA	—	1,900	12,800	6,577	1,912	19,365	21,277	(375)	2007	*
1508	Redwood City	CA	—	2,700	11,300	6,271	2,712	17,559	20,271	(331)	2007	*
1509	Redwood City	CA	—	2,700	10,900	1,339	2,712	12,227	14,939	(970)	2007	40
1510	Redwood City	CA	—	2,200	12,000	986	2,212	12,974	15,186	(1,054)	2007	38
1511	Redwood City	CA	—	2,600	9,300	1,320	2,612	10,608	13,220	(859)	2007	26
1512	Redwood City	CA	—	3,300	18,000	1,123	3,300	19,123	22,423	(1,626)	2007	40
1513	Redwood City	CA	—	3,300	17,900	123	3,300	18,023	21,323	(1,532)	2007	40

HCP, Inc.

Schedule III: Real Estate and Accumulated Depreciation (Continued)

December 31, 2010

(Dollars in thousands)

							Gross Amount at Which Carried As of December 31, 2010
				Initial Cost to Company								Life on Which Depreciation in Latest Income Statement is Computed
						Costs Capitalized Subsequent to Acquisition
City		State	Encumbrances at December 31, 2010(1)	Land	Buildings and Improvements		Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Year Acquired/ Constructed
0679	San Diego	CA	—	7,872	34,617	17,158	7,872	51,775	59,647	(8,461)	2002	39
1558	San Diego	CA	11,083	7,740	22,654	90	7,778	22,706	30,484	(1,843)	2007	38
0837	San Diego	CA	—	4,630	2,029	5,694	4,630	7,723	12,353	(368)	2006	*
0838	San Diego	CA	—	2,040	902	2,334	2,040	3,236	5,276	(95)	2006	*
0839	San Diego	CA	—	3,940	3,184	4,248	3,940	6,637	10,577	(1,070)	2006	40
0840	San Diego	CA	—	5,690	4,579	653	5,690	5,232	10,922	(814)	2006	40
1420	San Diego	CA	—	6,524	—	1,842	6,524	1,842	8,366	—	2007	*
1410	South San Francisco	CA	—	4,900	18,100	—	4,900	18,100	23,000	(1,546)	2007	40
1411	South San Francisco	CA	—	8,000	27,700	—	8,000	27,700	35,700	(2,366)	2007	40
1413	South San Francisco	CA	—	8,000	28,299	257	8,000	28,556	36,556	(2,417)	2007	40
1414	South San Francisco	CA	—	3,700	20,800	—	3,700	20,800	24,500	(1,777)	2007	40
1418	South San Francisco	CA	—	11,700	31,243	5,584	11,700	36,827	48,527	(2,670)	2007	40
1421	South San Francisco	CA	—	7,000	33,779	—	7,000	33,779	40,779	(2,885)	2007	40
1422	South San Francisco	CA	—	14,800	7,600	1,851	14,800	9,451	24,251	(996)	2007	30
1423	South San Francisco	CA	—	8,400	33,144	—	8,400	33,144	41,544	(2,831)	2007	40
1431	South San Francisco	CA	—	7,000	15,500	148	7,000	15,648	22,648	(1,324)	2007	40
1439	South San Francisco	CA	—	11,900	68,848	1,008	11,900	69,856	81,756	(5,966)	2007	40
1440	South San Francisco	CA	—	10,000	57,954	1,000	10,000	58,954	68,954	(5,036)	2007	40
1441	South San Francisco	CA	—	9,300	43,549	—	9,300	43,549	52,849	(3,720)	2007	40
1442	South San Francisco	CA	—	11,000	47,289	81	11,000	47,370	58,370	(4,049)	2007	40
1443	South San Francisco	CA	—	13,200	60,932	1,144	13,200	62,076	75,276	(4,640)	2007	40
1444	South San Francisco	CA	—	10,500	33,776	—	10,500	33,776	44,276	(2,885)	2007	40
1445	South San Francisco	CA	—	10,600	34,083	—	10,600	34,083	44,683	(2,911)	2007	40
1448	South San Francisco	CA	—	14,100	71,344	52	14,100	71,396	85,496	(6,097)	2007	40
1449	South San Francisco	CA	—	12,800	63,600	472	12,800	64,072	76,872	(5,491)	2007	40
1450	South San Francisco	CA	—	11,200	79,222	1,020	11,200	80,242	91,442	(6,853)	2007	40
1451	South San Francisco	CA	—	7,200	50,856	66	7,200	50,922	58,122	(4,348)	2007	40
1452	South San Francisco	CA	—	14,400	101,362	1,107	14,400	102,469	116,869	(8,741)	2007	40
1458	South San Francisco	CA	—	10,900	20,900	4,226	10,909	24,919	35,828	(3,299)	2007	40
1459	South San Francisco	CA	—	3,600	100	55	3,600	155	3,755	(65)	2007	5
1460	South San Francisco	CA	—	2,300	100	57	2,300	157	2,457	(68)	2007	5
1461	South San Francisco	CA	—	3,900	200	103	3,900	303	4,203	(137)	2007	5
1462	South San Francisco	CA	—	6,000	600	3,825	7,117	3,043	10,160	(583)	2007	*
1464	South San Francisco	CA	—	6,100	700	7,366	7,403	6,763	14,166	(331)	2007	*
1465	South San Francisco	CA	—	6,700	—	(6,700)	—	—	—	—	2007	N/A
1468	South San Francisco	CA	—	10,100	24,013	2,796	10,100	26,809	36,909	(3,165)	2007	40
1454	South San Francisco	CA	—	11,100	47,738	9,370	11,100	57,108	68,208	(4,798)	2007	40
1455	South San Francisco	CA	—	9,700	41,937	5,838	10,261	47,214	57,475	(3,827)	2007	40
1456	South San Francisco	CA	—	6,300	22,900	8,196	6,300	31,096	37,396	(2,663)	2007	40
1480	South San Francisco	CA	—	32,210	3,110	5,501	32,210	8,611	40,821	—	2007	*
1463	South San Francisco	CA	—	6,100	2,300	17,712	10,377	15,735	26,112	(650)	2007	*
1435	South San Francisco	CA	—	13,800	42,500	32,750	13,800	75,250	89,050	(2,302)	2007	40
1436	South San Francisco	CA	—	14,500	45,300	34,072	14,500	79,372	93,872	(2,410)	2007	40
1437	South San Francisco	CA	—	9,400	24,800	16,972	9,400	41,772	51,172	(1,042)	2007	40
1559	South San Francisco	CA	—	5,666	5,773	126	5,666	5,899	11,565	(3,630)	2007	5
1560	South San Francisco	CA	—	1,204	1,293	—	1,204	1,293	2,497	(798)	2007	5
1408	South San Francisco	CA	2,160	9,000	17,800	—	9,000	17,800	26,800	(1,520)	2007	40
1412	South San Francisco	CA	2,894	10,100	22,521	—	10,100	22,521	32,621	(1,924)	2007	40
1430	South San Francisco	CA	2,997	10,700	23,621	211	10,700	23,832	34,532	(2,023)	2007	40
1409	South San Francisco	CA	4,617	18,000	38,043	1,410	18,000	39,453	57,453	(3,336)	2007	40
1407	South San Francisco	CA	4,695	28,600	48,700	3,536	28,600	52,236	80,836	(4,835)	2007	35
1604	Cambridge	MA	—	8,389	10,630	251	8,389	10,881	19,270	—	2010	*
0461	Salt Lake City	UT	—	500	8,548	—	500	8,548	9,048	(2,394)	2001	33
0462	Salt Lake City	UT	—	890	15,623	1	890	15,624	16,514	(3,853)	2001	38
0463	Salt Lake City	UT	—	190	9,875	—	190	9,875	10,065	(2,092)	2001	43
0464	Salt Lake City	UT	—	630	6,921	6	630	6,927	7,557	(1,761)	2001	38
0465	Salt Lake City	UT	—	125	6,368	6	125	6,374	6,499	(1,350)	2001	43
0466	Salt Lake City	UT	—	—	14,614	7	—	14,621	14,621	(2,580)	2001	43
0507	Salt Lake City	UT	—	280	4,345	—	280	4,345	4,625	(820)	2002	43
0537	Salt Lake City	UT	—	—	6,517	—	—	6,517	6,517	(1,159)	2002	35
0799	Salt Lake City	UT	—	—	14,600	90	—	14,690	14,690	(1,405)	2005	40
1593	Salt Lake City	UT	—	—	23,998	—	—	23,998	23,998	(303)	2010	33

			$28,446	$876,827	$2,137,503	$329,618	$877,849	$2,463,916	$3,341,765	$(217,421)

HCP, Inc.

Schedule III: Real Estate and Accumulated Depreciation (Continued)

December 31, 2010

(Dollars in thousands)

							Gross Amount at Which Carried As of December 31, 2010
				Initial Cost to Company								Life on Which Depreciation in Latest Income Statement is Computed
						Costs Capitalized Subsequent to Acquisition
City		State	Encumbrances at December 31, 2010(1)	Land	Buildings and Improvements		Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Year Acquired/ Constructed
Medical office
0638	Anchorage	AK	$6,502	$1,456	$10,650	$35	$1,456	$10,685	$12,141	$(1,336)	2000	34
0520	Chandler	AZ	—	3,669	13,503	1,325	3,669	14,723	18,392	(2,479)	2002	40
0468	Oro Valley	AZ	—	1,050	6,774	23	1,050	6,589	7,639	(1,646)	2001	43
0356	Phoenix	AZ	—	780	3,199	822	780	3,947	4,727	(1,617)	1999	32
0470	Phoenix	AZ	—	280	877	22	280	899	1,179	(183)	2001	43
1066	Scottsdale	AZ	—	5,115	14,064	867	4,791	15,248	20,039	(1,814)	2006	40
0453	Tucson	AZ	—	215	6,318	222	215	6,527	6,742	(1,915)	2000	35
0556	Tucson	AZ	—	215	3,940	119	215	4,062	4,277	(962)	2003	43
1041	Brentwood	CA	—	—	30,864	1,241	—	32,110	32,110	(3,614)	2006	40
1200	Encino	CA	6,825	6,151	10,438	1,352	6,391	11,550	17,941	(1,641)	2006	33
0234	Los Angeles	CA	—	2,848	5,879	1,155	3,009	5,293	8,302	(2,132)	1997	21
0436	Murietta	CA	—	400	9,266	1,145	439	9,830	10,269	(3,174)	1999	33
0239	Poway	CA	—	2,700	10,839	1,180	2,712	11,191	13,903	(4,263)	1997	35
0318	Sacramento	CA	—	2,860	21,850	4,250	2,860	25,330	28,190	(6,105)	1998	*
0235	San Diego	CA	—	2,863	8,913	2,755	3,068	9,874	12,942	(3,835)	1997	21
0236	San Diego	CA	—	4,619	19,370	3,310	4,711	18,705	23,416	(8,002)	1997	21
0421	San Diego	CA	—	2,910	17,362	3,211	2,910	20,573	23,483	(4,547)	1999	*
0564	San Jose	CA	2,764	1,935	1,728	1,200	1,935	2,809	4,744	(642)	2003	37
0565	San Jose	CA	6,436	1,460	7,672	482	1,460	8,148	9,608	(1,566)	2003	37
0659	San Jose	CA	—	1,718	3,124	345	1,718	3,414	5,132	(437)	2000	34
1209	Sherman Oaks	CA	—	7,472	10,075	1,586	7,741	11,383	19,124	(2,275)	2006	22
0439	Valencia	CA	—	2,300	6,967	887	2,309	7,065	9,374	(2,508)	1999	35
1211	Valencia	CA	—	1,344	7,507	410	1,383	7,878	9,261	(875)	2006	40
0440	West Hills	CA	—	2,100	11,595	1,653	2,100	11,090	13,190	(3,722)	1999	32
0728	Aurora	CO	—	—	8,764	505	—	9,269	9,269	(2,042)	2005	39
1196	Aurora	CO	—	210	12,362	899	210	13,226	13,436	(1,419)	2006	40
1197	Aurora	CO	—	200	8,414	553	200	8,967	9,167	(1,189)	2006	33
0882	Colorado Springs	CO	—	—	12,933	4,859	—	17,792	17,792	(2,307)	2007	40
0814	Conifer	CO	—	—	1,485	23	—	1,508	1,508	(197)	2005	40
1199	Denver	CO	—	493	7,897	318	558	8,150	8,708	(1,053)	2006	33
0808	Englewood	CO	—	—	8,616	1,051	—	9,623	9,623	(1,749)	2005	35
0809	Englewood	CO	—	—	8,449	1,244	—	9,598	9,598	(1,605)	2005	35
0810	Englewood	CO	—	—	8,040	2,399	—	10,439	10,439	(1,625)	2005	35
0811	Englewood	CO	—	—	8,472	1,153	—	9,619	9,619	(1,533)	2005	35
0812	Littleton	CO	—	—	4,562	837	79	5,291	5,370	(939)	2005	35
0813	Littleton	CO	—	—	4,926	656	5	5,569	5,574	(873)	2005	38
0570	Lone Tree	CO	—	—	—	18,423	—	18,423	18,423	(3,152)	2003	39
0666	Lone Tree	CO	14,703	—	23,274	523	—	23,786	23,786	(2,721)	2000	37
1076	Parker	CO	—	—	13,388	38	—	13,426	13,426	(1,556)	2006	40
0510	Thornton	CO	—	236	10,206	1,167	244	11,343	11,587	(2,241)	2002	43
0433	Atlantis	FL	—	—	5,651	338	4	5,731	5,735	(2,007)	1999	35
0434	Atlantis	FL	—	—	2,027	110	—	2,137	2,137	(668)	1999	34
0435	Atlantis	FL	—	—	2,000	336	—	2,237	2,237	(725)	1999	32
0602	Atlantis	FL	—	455	2,231	336	455	2,559	3,014	(491)	2000	34
0603	Atlantis	FL	—	1,507	2,894	144	1,507	2,933	4,440	(376)	2000	34
0604	Englewood	FL	—	170	1,134	184	170	1,303	1,473	(191)	2000	34
0609	Kissimmee	FL	—	788	174	169	788	334	1,122	(71)	2000	34
0610	Kissimmee	FL	—	481	347	172	481	519	1,000	(74)	2000	34
0671	Kissimmee	FL	5,711	—	7,574	1,031	—	8,605	8,605	(1,333)	2000	36
0612	Margate	FL	—	1,553	6,898	231	1,553	7,120	8,673	(872)	2000	34
0613	Miami	FL	8,901	4,392	11,841	1,503	4,392	13,287	17,679	(1,867)	2000	34
1067	Milton	FL	—	—	8,566	179	—	8,745	8,745	(942)	2006	40
0563	Orlando	FL	—	2,144	5,136	2,680	2,288	7,557	9,845	(1,547)	2003	37
0833	Pace	FL	—	—	10,309	2,464	—	12,773	12,773	(2,345)	2006	44
0834	Pensacola	FL	—	—	11,166	465	—	11,631	11,631	(1,246)	2006	45
0614	Plantation	FL	820	969	3,241	463	969	3,704	4,673	(563)	2000	34
0673	Plantation	FL	5,230	1,091	7,176	179	1,091	7,231	8,322	(893)	2002	36
0701	St. Petersburg	FL	—	—	10,141	2,014	—	12,155	12,155	(1,713)	2004	38
1210	Tampa	FL	5,533	1,967	6,602	2,580	2,067	9,053	11,120	(1,689)	2006	25
1058	McCaysville	GA	—	—	3,231	18	—	3,249	3,249	(348)	2006	40
1065	Marion	IL	—	100	11,484	87	100	11,571	11,671	(1,308)	2006	40
1057	Newburgh	IN	8,308	—	14,019	1,080	—	15,099	15,099	(1,580)	2006	40
0483	Wichita	KS	2,169	530	3,341	292	530	3,633	4,163	(710)	2001	45

HCP, Inc.

Schedule III: Real Estate and Accumulated Depreciation (Continued)

December 31, 2010

(Dollars in thousands)

							Gross Amount at Which Carried As of December 31, 2010
				Initial Cost to Company								Life on Which Depreciation in Latest Income Statement is Computed
						Costs Capitalized Subsequent to Acquisition
City		State	Encumbrances at December 31, 2010(1)	Land	Buildings and Improvements		Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Year Acquired/ Constructed
1064	Lexington	KY	—	—	12,726	711	—	13,437	13,437	(1,575)	2006	40
0735	Louisville	KY	5,588	936	8,426	2,513	936	10,887	11,823	(5,045)	2005	11
0737	Louisville	KY	18,544	835	27,627	1,607	835	29,215	30,050	(5,068)	2005	37
0738	Louisville	KY	5,061	780	8,582	1,840	808	10,380	11,188	(3,351)	2005	18
0739	Louisville	KY	8,181	826	13,814	1,325	826	15,068	15,894	(2,787)	2005	38
0740	Louisville	KY	8,858	2,983	13,171	1,534	2,983	14,705	17,688	(3,088)	2005	30
1944	Louisville	KY	—	788	2,414	—	788	2,414	3,202	—	2010	25
1945	Louisville	KY	24,947	3,255	28,644	—	3,255	28,644	31,899	—	2010	30
1946	Louisville	KY	—	430	6,125	—	430	6,125	6,555	—	2010	30
1324	Haverhill	MA	—	800	8,537	976	800	9,513	10,313	(1,034)	2007	40
1213	Columbia	MD	—	1,115	3,206	829	1,115	4,035	5,150	(579)	2006	34
0361	Glen Burnie	MD	—	670	5,085	—	670	5,085	5,755	(1,695)	1999	35
1052	Towson	MD	—	—	14,233	3,503	—	17,736	17,736	(3,831)	2006	40
0240	Minneapolis	MN	—	117	13,213	724	117	13,788	13,905	(5,005)	1997	32
0300	Minneapolis	MN	2,140	160	10,131	2,360	160	12,157	12,317	(3,869)	1997	35
0428	St. Louis/Shrews	MO	—	1,650	3,767	447	1,650	4,214	5,864	(1,494)	1999	35
1059	Jackson	MS	—	—	8,869	7	—	8,876	8,876	(944)	2006	40
1060	Jackson	MS	6,159	—	7,187	2,160	—	9,347	9,347	(1,067)	2006	40
1078	Jackson	MS	—	—	8,413	668	—	9,081	9,081	(999)	2006	40
1068	Omaha	NE	14,234	—	16,243	228	—	16,471	16,471	(1,818)	2006	40
0729	Albuquerque	NM	—	—	5,380	162	—	5,542	5,542	(760)	2005	39
0348	Elko	NV	—	55	2,637	—	55	2,637	2,692	(897)	1999	35
0571	Las Vegas	NV	—	—	—	17,727	—	17,329	17,329	(3,111)	2003	40
0660	Las Vegas	NV	3,635	1,121	4,363	2,330	1,121	6,643	7,764	(1,138)	2000	34
0661	Las Vegas	NV	3,790	2,125	4,829	1,831	2,225	6,450	8,675	(1,015)	2000	34
0662	Las Vegas	NV	7,248	3,480	12,305	2,230	3,480	14,286	17,766	(2,085)	2000	34
0663	Las Vegas	NV	1,047	1,717	3,597	1,688	1,717	5,285	7,002	(1,047)	2000	34
0664	Las Vegas	NV	2,133	1,172	1,550	314	1,172	1,770	2,942	(265)	2000	34
0691	Las Vegas	NV	—	3,244	18,339	1,478	3,273	19,743	23,016	(4,755)	2004	30
1285	Cleveland	OH	—	823	2,726	353	853	3,049	3,902	(846)	2006	40
0400	Harrison	OH	—	—	4,561	150	—	4,711	4,711	(1,455)	1999	35
1054	Durant	OK	—	619	9,256	1,125	651	10,349	11,000	(1,075)	2006	40
0817	Owasso	OK	—	—	6,582	561	—	7,143	7,143	(1,371)	2005	40
0404	Roseburg	OR	—	—	5,707	—	—	5,707	5,707	(1,743)	1999	35
0252	Clarksville	TN	—	765	4,184	—	765	4,184	4,949	(1,523)	1998	35
0624	Hendersonville	TN	—	256	1,530	528	256	2,058	2,314	(447)	2000	34
0559	Hermitage	TN	—	830	5,036	4,523	830	9,541	10,371	(1,966)	2003	35
0561	Hermitage	TN	—	596	9,698	1,249	596	10,610	11,206	(2,212)	2003	37
0562	Hermitage	TN	—	317	6,528	1,470	317	7,862	8,179	(1,578)	2003	37
0154	Knoxville	TN	—	700	4,559	471	700	5,030	5,730	(1,943)	1994	*
0409	Murfreesboro	TN	—	900	12,706	—	900	12,706	13,606	(3,995)	1999	35
0625	Nashville	TN	9,476	955	14,289	1,001	955	15,273	16,228	(2,177)	2000	34
0626	Nashville	TN	3,901	2,050	5,211	779	2,050	5,979	8,029	(866)	2000	34
0627	Nashville	TN	553	1,007	181	397	1,007	558	1,565	(66)	2000	34
0628	Nashville	TN	5,524	2,980	7,164	487	2,980	7,651	10,631	(969)	2000	34
0630	Nashville	TN	558	515	848	157	528	992	1,520	(108)	2000	34
0631	Nashville	TN	—	266	1,305	517	266	1,770	2,036	(287)	2000	34
0632	Nashville	TN	—	827	7,642	1,459	827	9,093	9,920	(1,248)	2000	34
0633	Nashville	TN	9,974	5,425	12,577	2,275	5,425	14,852	20,277	(1,989)	2000	34
0634	Nashville	TN	9,119	3,818	15,185	2,102	3,818	17,216	21,034	(2,646)	2000	34
0636	Nashville	TN	455	583	450	—	583	450	1,033	(55)	2000	34
0573	Arlington	TX	8,895	769	12,355	1,246	769	13,535	14,304	(1,744)	2003	34
0576	Conroe	TX	2,905	324	4,842	1,245	324	6,074	6,398	(1,174)	2000	34
0577	Conroe	TX	5,343	397	7,966	1,031	397	8,997	9,394	(1,353)	2000	34
0578	Conroe	TX	5,583	388	7,975	86	388	8,061	8,449	(922)	2000	37
0579	Conroe	TX	1,826	188	3,618	64	188	3,682	3,870	(463)	2000	34
0581	Corpus Christi	TX	—	717	8,181	1,922	717	10,062	10,779	(1,715)	2000	34
0600	Corpus Christi	TX	—	328	3,210	1,592	328	4,802	5,130	(879)	2000	34
0601	Corpus Christi	TX	—	313	1,771	352	313	2,123	2,436	(356)	2000	34
0582	Dallas	TX	5,492	1,664	6,785	1,260	1,664	7,983	9,647	(1,248)	2000	34
1314	Dallas	TX	—	15,230	162,971	3,713	15,230	166,684	181,914	(19,180)	2007	35
0583	Fort Worth	TX	3,030	898	4,866	1,140	898	5,992	6,890	(872)	2000	34
0805	Fort Worth	TX	2,083	—	2,481	478	2	2,922	2,924	(629)	2005	25
0806	Fort Worth	TX	4,260	—	6,070	(46)	5	6,019	6,024	(843)	2005	40

HCP, Inc.

Schedule III: Real Estate and Accumulated Depreciation (Continued)

December 31, 2010

(Dollars in thousands)

							Gross Amount at Which Carried As of December 31, 2010
				Initial Cost to Company								Life on Which Depreciation in Latest Income Statement is Computed
						Costs Capitalized Subsequent to Acquisition
City		State	Encumbrances at December 31, 2010(1)	Land	Buildings and Improvements		Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Year Acquired/ Constructed
1061	Granbury	TX	—	—	6,863	80	—	6,943	6,943	(754)	2006	40
0430	Houston	TX	8,361	1,927	33,140	589	1,927	33,589	35,516	(10,722)	1999	35
0446	Houston	TX	—	2,200	19,585	1,962	2,203	19,105	21,308	(10,115)	1999	17
0586	Houston	TX	—	1,033	3,165	710	1,033	3,826	4,859	(586)	2000	34
0589	Houston	TX	10,100	1,676	12,602	1,556	1,706	14,108	15,814	(2,130)	2000	34
0670	Houston	TX	1,932	257	2,884	380	283	3,219	3,502	(436)	2000	35
0702	Houston	TX	—	—	7,414	851	7	8,237	8,244	(1,177)	2004	36
1044	Houston	TX	—	—	4,838	3,132	—	7,970	7,970	(1,177)	2006	40
0590	Irving	TX	5,745	828	6,160	1,110	828	7,243	8,071	(899)	2000	34
0700	Irving	TX	—	—	8,550	2,769	—	11,319	11,319	(1,404)	2004	34
1202	Irving	TX	6,953	1,604	16,107	472	1,604	16,579	18,183	(1,800)	2006	40
1207	Irving	TX	6,286	1,955	12,793	87	1,986	12,849	14,835	(1,371)	2006	40
1062	Lancaster	TX	—	162	3,830	283	162	4,113	4,275	(531)	2006	39
0591	Lewisville	TX	5,366	561	8,043	127	561	8,143	8,704	(1,019)	2000	34
0144	Longview	TX	—	102	7,998	244	102	8,242	8,344	(3,020)	1992	45
0143	Lufkin	TX	—	338	2,383	40	338	2,423	2,761	(866)	1992	45
0568	McKinney	TX	—	541	6,217	275	541	6,159	6,700	(1,309)	2003	36
0569	McKinney	TX	—	—	636	7,487	—	7,756	7,756	(1,492)	2003	40
0596	Nassau Bay	TX	5,612	812	8,883	743	812	9,579	10,391	(1,189)	2000	37
1079	North Richland Hills	TX	—	—	8,942	344	—	9,286	9,286	(1,155)	2006	40
0142	Pampa	TX	—	84	3,242	512	84	3,754	3,838	(1,291)	1992	45
1048	Pearland	TX	6,672	—	4,014	3,651	—	7,665	7,665	(1,043)	2006	40
0447	Plano	TX	—	1,700	7,810	921	1,704	8,268	9,972	(3,416)	1999	*
0597	Plano	TX	7,891	1,210	9,588	1,352	1,210	10,896	12,106	(1,575)	2000	34
0672	Plano	TX	10,166	1,389	12,768	864	1,389	13,632	15,021	(1,948)	2002	36
1284	Plano	TX	—	2,049	18,793	1,005	2,087	18,972	21,059	(3,504)	2006	40
1286	Plano	TX	—	3,300	—	—	3,300	—	3,300	—	2006	N/A
0815	San Antonio	TX	—	—	9,193	624	12	9,775	9,787	(1,519)	2006	35
0816	San Antonio	TX	4,829	—	8,699	522	—	9,190	9,190	(1,431)	2006	35
0598	Sugarland	TX	3,977	1,078	5,158	807	1,084	5,921	7,005	(879)	2000	34
1081	Texarkana	TX	—	1,117	7,423	195	1,177	7,558	8,735	(856)	2006	40
0599	Texas City	TX	6,502	—	9,519	157	—	9,676	9,676	(1,118)	2000	37
0152	Victoria	TX	—	125	8,977	—	125	8,977	9,102	(3,206)	1994	45
1591	San Antonio	TX	—	—	7,309	102	—	7,411	7,411	(102)	2010	30
1592	Bountiful	UT	5,320	999	7,426	—	999	7,426	8,425	(103)	2010	30
0169	Bountiful	UT	—	276	5,237	186	276	5,423	5,699	(1,792)	1995	45
0346	Castle Dale	UT	—	50	1,818	63	50	1,881	1,931	(639)	1998	35
0347	Centerville	UT	47	300	1,288	191	300	1,479	1,779	(512)	1999	35
0350	Grantsville	UT	—	50	429	39	50	468	518	(155)	1999	35
0469	Kaysville	UT	—	530	4,493	135	530	4,628	5,158	(931)	2001	43
0456	Layton	UT	—	371	7,073	319	389	7,332	7,721	(2,041)	2001	35
0359	Ogden	UT	67	180	1,695	121	180	1,764	1,944	(590)	1999	35
1283	Ogden	UT	—	106	4,464	310	106	4,353	4,459	(395)	2006	40
0357	Orem	UT	—	337	8,744	1,047	306	9,092	9,398	(3,163)	1999	35
0371	Providence	UT	—	240	3,876	171	240	3,787	4,027	(1,239)	1999	35
0353	Salt Lake City	UT	—	190	779	62	201	830	1,031	(285)	1999	35
0355	Salt Lake City	UT	—	180	14,792	425	180	15,168	15,348	(5,200)	1999	35
0467	Salt Lake City	UT	—	3,000	7,541	323	3,007	7,812	10,819	(1,874)	2001	38
0566	Salt Lake City	UT	—	509	4,044	605	509	4,515	5,024	(911)	2003	37
0354	Salt Lake City	UT	—	220	10,732	502	220	11,060	11,280	(3,794)	1999	35
0358	Springville	UT	—	85	1,493	83	85	1,576	1,661	(537)	1999	35
0482	Stansbury	UT	2,097	450	3,201	260	450	3,412	3,862	(707)	2001	45
0351	Washington Terrace	UT	—	—	4,573	1,431	—	5,652	5,652	(1,606)	1999	35
0352	Washington Terrace	UT	—	—	2,692	128	—	2,554	2,554	(901)	1999	35
0495	West Valley	UT	—	410	8,266	1,002	410	9,268	9,678	(2,264)	2002	35
0349	West Valley	UT	—	1,070	17,463	76	1,070	17,539	18,609	(5,941)	1999	35
1208	Fairfax	VA	—	8,396	16,710	1,047	8,402	17,751	26,153	(2,793)	2006	28
0572	Reston	VA	—	—	11,902	(876)	—	11,026	11,026	(2,137)	2003	43
0448	Renton	WA	—	—	18,724	1,068	—	19,251	19,251	(6,022)	1999	35
0781	Seattle	WA	—	—	52,703	2,312	—	52,359	52,359	(8,782)	2004	39
0782	Seattle	WA	—	—	24,382	2,080	21	25,674	25,695	(4,566)	2004	36
0783	Seattle	WA	—	—	5,625	874	—	6,451	6,451	(3,541)	2004	10
0785	Seattle	WA	—	—	7,293	893	—	7,479	7,479	(1,528)	2004	33
1385	Seattle	WA	—	—	38,925	181	—	39,096	39,096	(4,597)	2007	30

HCP, Inc.

Schedule III: Real Estate and Accumulated Depreciation (Continued)

December 31, 2010

(Dollars in thousands)

							Gross Amount at Which Carried As of December 31, 2010
				Initial Cost to Company								Life on Which Depreciation in Latest Income Statement is Computed
						Costs Capitalized Subsequent to Acquisition
City		State	Encumbrances at December 31, 2010(1)	Land	Buildings and Improvements		Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Year Acquired/ Constructed
0884	Mexico City	DF	—	415	3,739	374	357	4,171	4,528	(428)	2006	40

			$362,367	$191,865	$1,761,822	$213,564	$193,442	$1,945,361	$2,138,803	$(366,329)

Post-acute/skilled nursing
0012	Livermore	CA	$—	$610	$1,711	$1,125	$610	$2,836	$3,446	$(2,778)	1985	25
0315	Perris	CA	—	336	3,021	—	336	3,021	3,357	(1,332)	1998	25
0237	Vista	CA	—	653	6,012	90	653	6,102	6,755	(2,886)	1997	25
0002	Fort Collins	CO	—	499	1,913	1,455	499	3,210	3,709	(3,208)	1985	25
0018	Morrison	CO	—	1,429	5,464	4,020	1,429	8,761	10,190	(8,519)	1985	24
0280	Statesboro	GA	—	168	1,508	—	168	1,508	1,676	(688)	1992	25
0297	Rexburg	ID	—	200	5,310	—	200	5,310	5,510	(2,053)	1998	35
0378	Anderson	IN	—	500	4,724	1,733	500	6,057	6,557	(1,664)	1999	35
0384	Angola	IN	—	130	2,900	—	130	2,900	3,030	(925)	1999	35
0385	Fort Wayne	IN	—	200	4,150	2,667	200	6,817	7,017	(1,557)	1999	38
0386	Fort Wayne	IN	—	140	3,760	—	140	3,760	3,900	(1,200)	1999	35
0387	Huntington	IN	—	30	2,970	338	30	3,308	3,338	(973)	1999	35
0373	Kokomo	IN	—	250	4,622	1,295	250	5,653	5,903	(1,209)	1999	45
0454	New Albany	IN	—	230	6,595	—	230	6,595	6,825	(1,837)	2001	35
0484	Tell City	IN	—	95	6,208	1,301	95	7,509	7,604	(1,465)	2001	45
0688	Cynthiana	KY	—	192	4,875	—	192	4,875	5,067	(717)	2004	40
0071	Mayfield	KY	—	218	2,797	—	218	2,797	3,015	(1,700)	1986	40
0298	Franklin	LA	—	405	3,424	—	405	3,424	3,829	(1,531)	1998	25
0299	Morgan City	LA	—	203	2,050	—	203	2,050	2,253	(916)	1998	25
0017	Westborough	MA	—	858	2,975	2,893	858	5,868	6,726	(3,513)	1985	30
0388	Las Vegas	NV	—	1,300	3,950	—	1,300	3,950	5,250	(1,260)	1999	35
0389	Las Vegas	NV	—	1,300	5,800	—	1,300	5,800	7,100	(1,850)	1999	35
0390	Fairborn	OH	—	250	4,850	—	250	4,850	5,100	(1,547)	1999	35
0391	Georgetown	OH	—	130	4,970	—	130	4,970	5,100	(1,586)	1999	35
0063	Marion	OH	—	218	2,971	—	218	2,971	3,189	(2,328)	1986	30
0038	Newark	OH	—	400	8,588	—	400	8,588	8,988	(5,774)	1986	35
0392	Port Clinton	OH	—	370	3,630	—	370	3,630	4,000	(1,158)	1999	35
0393	Springfield	OH	—	250	3,950	2,113	250	6,063	6,313	(1,366)	1999	35
0394	Toledo	OH	—	120	5,130	—	120	5,130	5,250	(1,637)	1999	35
0395	Versailles	OH	—	120	4,980	—	120	4,980	5,100	(1,589)	1999	35
0695	Carthage	TN	—	129	2,406	—	129	2,225	2,354	(408)	2004	35
0054	Loudon	TN	—	26	3,879	—	26	3,873	3,899	(2,650)	1986	35
0047	Maryville	TN	—	160	1,472	—	160	1,468	1,628	(797)	1986	45
0048	Maryville	TN	—	307	4,376	—	307	4,369	4,676	(2,295)	1986	45
0285	Fort Worth	TX	—	243	2,036	269	243	2,305	2,548	(1,045)	1998	25
0296	Ogden	UT	—	250	4,685	—	250	4,685	4,935	(1,809)	1998	35
0681	Fishersville	VA	—	751	7,734	—	751	7,220	7,971	(1,209)	2004	40
0682	Floyd	VA	—	309	2,263	—	309	2,263	2,572	(866)	2004	25
0689	Independence	VA	—	206	8,366	—	206	7,810	8,016	(1,285)	2004	40
0683	Newport News	VA	—	535	6,192	—	535	6,192	6,727	(1,430)	2004	40
0684	Roanoke	VA	—	586	7,159	—	586	6,696	7,282	(1,120)	2004	40
0685	Staunton	VA	—	422	8,681	—	422	8,136	8,558	(1,359)	2004	40
0686	Williamsburg	VA	—	699	4,886	—	699	4,886	5,585	(1,169)	2004	40
0690	Windsor	VA	—	319	7,543	—	319	7,018	7,337	(1,155)	2004	40
0687	Woodstock	VA	—	603	5,395	5	605	4,987	5,592	(837)	2004	40

			$—	$17,349	$202,881	$19,304	$17,351	$217,426	$234,777	$(80,200)

Hospital
0126	Little Rock	AR	$—	$709	$9,604	$—	$709	$9,602	$10,311	$(4,293)	1990	45
0113	Peoria	AZ	—	1,565	7,050	—	1,565	7,050	8,615	(3,249)	1988	45
1038	Fresno	CA	—	3,652	29,113	1,952	3,652	31,065	34,717	(3,223)	2006	40
0423	Irvine	CA	—	18,000	70,800	—	18,000	70,800	88,800	(22,595)	1999	35
0127	Colorado Springs	CO	—	690	8,338	—	690	8,338	9,028	(3,696)	1989	45
0425	Palm Beach Garden	FL	—	4,200	58,250	—	4,200	58,250	62,450	(18,586)	1999	35
0426	Roswell	GA	—	6,900	55,300	—	6,900	54,859	61,759	(17,557)	1999	35
0887	Atlanta	GA	—	4,300	13,690	—	4,300	13,690	17,990	(3,659)	2007	40
0112	Overland Park	KS	—	2,316	10,681	—	2,316	10,681	12,997	(5,096)	1989	45
0877	Slidell	LA	—	1,490	22,034	—	1,490	22,034	23,524	(3,097)	2006	40
1383	Baton Rouge	LA	—	690	8,545	87	690	8,632	9,322	(871)	2007	40
0429	Hickory	NC	—	2,600	69,900	—	2,600	69,900	72,500	(22,301)	1999	35

HCP, Inc.

Schedule III: Real Estate and Accumulated Depreciation (Continued)

December 31, 2010

(Dollars in thousands)

							Gross Amount at Which Carried As of December 31, 2010
				Initial Cost to Company								Life on Which Depreciation in Latest Income Statement is Computed
						Costs Capitalized Subsequent to Acquisition
City		State	Encumbrances at December 31, 2010(1)	Land	Buildings and Improvements		Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Year Acquired/ Constructed
0886	Dallas	TX	—	1,820	8,508	26	1,820	8,534	10,354	(1,542)	2007	40
1319	Dallas	TX	—	18,840	138,235	1,091	18,840	139,326	158,166	(15,458)	2007	35
1384	Plano	TX	—	6,290	22,686	1,374	6,290	24,060	30,350	(2,196)	2007	25
0084	San Antonio	TX	—	1,990	11,184	—	1,990	11,174	13,164	(5,609)	1987	45
0885	Greenfield	WI	—	620	9,542	—	620	9,542	10,162	(1,465)	2006	40

			$—	$76,672	$553,460	$4,530	$76,672	$557,537	$634,209	$(134,493)

Total continuing operations properties			$1,151,683	$1,571,167	$7,798,404	$612,989	$1,573,984	$8,350,203	$9,924,187	$(1,249,369)

Corporate and other assets			84,096	—	2,729	3,950	—	3,719	3,719	(1,773)

Total			$1,235,779	$1,571,167	$7,801,133	$616,939	$1,573,984	$8,353,922	$9,927,906	$(1,251,142)

*
Property is in development and not yet placed in service or taken out of service and placed in redevelopment.

(1)
At December 31, 2010, $84.1 million of mortgage debt encumbered assets accounted for as direct financing leases, which are excluded from Schedule III above.

(2)
At December 31, 2010, the tax basis of the Company's net assets is less than the reported amounts by approximately $1.6 billion.

            (b)     A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2010, 2009 and 2008 follows (in thousands):

	Year ended December 31,
	2010	2009	2008
Real estate:
Balances at beginning of year	$9,586,160	$9,449,754	$9,341,868
Acquisition of real state, development and improvements	377,354	119,221	194,325
Disposition of real estate	(61,139)	(60,134)	(523,687)
Impairments	—	—	(1,573)
Balances associated with changes in reporting presentation(1)	25,531	77,319	438,821

Balances at end of year	$9,927,906	$9,586,160	$9,449,754

Accumulated depreciation:
Balances at beginning of year	$1,035,474	$795,904	$576,044
Depreciation expense	261,734	249,350	234,284
Disposition of real estate	(27,123)	(25,925)	(112,738)
Balances associated with changes in reporting presentation(1)	(18,943)	16,145	98,314

Balances at end of year	$1,251,142	$1,035,474	$795,904

(1)
The balances associated with changes in reporting presentation represent real estate and accumulated depreciation related to properties placed into discontinued operations as of December 31, 2010.