Form 10-Q
period 2011-03-31
HCP, INC.
filed 2011-05-03
CIK 765880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2011.

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

As of April 28, 2011, there were 406,026,946 shares of the registrant’s $1.00 par value common stock outstanding.

HCP, INC.

INDEX

PART I. FINANCIAL INFORMATION

HCP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2011	2010

ASSETS
Real estate:
Buildings and improvements	$8,992,142	$8,209,806
Development costs and construction in progress	140,039	144,116
Land	1,666,498	1,573,984
Accumulated depreciation and amortization	(1,325,352)	(1,251,142)
Net real estate	9,473,327	8,676,764

Net investment in direct financing leases	612,152	609,661
Loans receivable, net	2,379,556	2,002,866
Investments in and advances to unconsolidated joint ventures	130,278	195,847
Accounts receivable, net of allowance of $1,750 and $5,150, respectively	30,272	34,504
Cash and cash equivalents	3,988,622	1,036,701
Restricted cash	42,057	36,319
Intangible assets, net	389,716	316,375
Other assets, net	453,672	422,886
Total assets	$17,499,652	$13,331,923
LIABILITIES AND EQUITY
Bank line of credit	$—	$—
Senior unsecured notes	5,706,797	3,318,379
Mortgage debt	1,899,807	1,235,779
Other debt	90,698	92,187
Intangible liabilities, net	142,930	148,072
Accounts payable and accrued liabilities	321,558	313,806
Deferred revenue	70,414	77,653
Total liabilities	8,232,204	5,185,876

Commitments and contingencies

Preferred stock, $1.00 par value: 50,000,000 shares authorized; 11,820,000 shares issued and outstanding, liquidation preference of $25.00 per share	285,173	285,173
Common stock, $1.00 par value: 750,000,000 shares authorized; 406,008,918 and 370,924,887 shares issued and outstanding, respectively	406,009	370,925
Additional paid-in capital	9,289,951	8,089,982
Cumulative dividends in excess of earnings	(889,592)	(775,476)
Accumulated other comprehensive loss	(14,008)	(13,237)
Total stockholders’ equity	9,077,533	7,957,367

Joint venture partners	16,180	14,935
Non-managing member unitholders	173,735	173,745
Total noncontrolling interests	189,915	188,680
Total equity	9,267,448	8,146,047
Total liabilities and equity	$17,499,652	$13,331,923

See accompanying Notes to Condensed Consolidated Financial Statements.

HCP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues:
Rental and related revenues	$256,163	$224,270
Tenant recoveries	23,444	21,761
Income from direct financing leases	13,395	12,215
Interest income	38,096	35,266
Investment management fee income	607	1,308
Total revenues	331,705	294,820

Costs and expenses:
Depreciation and amortization	91,420	77,934
Interest expense	108,576	75,952
Operating	46,846	46,087
General and administrative	21,952	24,924
Impairment recoveries	—	(11,900)
Total costs and expenses	268,794	212,997

Other income, net	10,312	313

Income before income taxes and equity income from unconsolidated joint ventures	73,223	82,136
Income taxes	(37)	(372)
Equity income from unconsolidated joint ventures	798	1,383
Income from continuing operations	73,984	83,147
Income from discontinued operations, net of income taxes	—	954
Net income	73,984	84,101
Noncontrolling interests’ share in earnings	(3,891)	(3,065)
Net income attributable to HCP, Inc.	70,093	81,036
Preferred stock dividends	(5,283)	(5,283)
Participating securities’ share in earnings	(935)	(917)
Net income applicable to common shares	$63,875	$74,836

Basic earnings per common share:
Continuing operations	$0.17	$0.25
Discontinued operations	—	0.01
Net income applicable to common shares	$0.17	$0.26
Diluted earnings per common share:
Continuing operations	$0.17	$0.25
Discontinued operations	—	—
Net income applicable to common shares	$0.17	$0.25
Weighted-average shares used to calculate earnings per common share:
Basic	372,116	293,223
Diluted	373,960	294,087

Dividends declared per common share	$0.48	$0.465

See accompanying Notes to Condensed Consolidated Financial Statements.

HCP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Continued)

(In thousands)

(Unaudited)

						Cumulative	Accumulated
					Additional	Dividends	Other	Total	Total
	Preferred Stock		Common Stock		Paid-In	In Excess	Comprehensive	Stockholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Of Earnings	Income (Loss)	Equity	Interests	Equity
January 1, 2011	11,820	$285,173	370,925	$370,925	$8,089,982	$(775,476)	$(13,237)	$7,957,367	$188,680	$8,146,047
Comprehensive income:
Net income	—	—	—	—	—	70,093	—	70,093	3,891	73,984
Change in net unrealized gains (losses) on cash flow hedges:
Unrealized gains	—	—	—	—	—	—	327	327	—	327
Less reclassification adjustment realized in net income	—	—	—	—	—	—	(1,313)	(1,313)	—	(1,313)
Change in Supplemental Executive Retirement Plan obligation	—	—	—	—	—	—	34	34	—	34
Foreign currency translation adjustment	—	—	—	—	—	—	181	181	—	181
Total comprehensive income								69,322	3,891	73,213
Issuance of common stock, net	—	—	35,200	35,200	1,217,165	—	—	1,252,365	—	1,252,365
Repurchase of common stock	—	—	(122)	(122)	(4,355)	—	—	(4,477)	—	(4,477)
Exercise of stock options	—	—	6	6	155	—	—	161	—	161
Amortization of deferred compensation	—	—	—	—	5,102	—	—	5,102	—	5,102
Preferred dividends	—	—	—	—	—	(5,283)	—	(5,283)	—	(5,283)
Common dividends ($0.48 per share)	—	—	—	—	—	(178,926)	—	(178,926)	—	(178,926)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(3,667)	(3,667)
Noncontrolling interest in acquired assets	—	—	—	—	—	—	—	—	1,500	1,500
Purchase of noncontrolling interests	—	—	—	—	(18,098)	—	—	(18,098)	(489)	(18,587)
March 31, 2011	11,820	$285,173	406,009	$406,009	$9,289,951	$(889,592)	$(14,008)	$9,077,533	$189,915	$9,267,448

See accompanying Notes to Condensed Consolidated Financial Statements.

HCP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Continued)

(In thousands)

(Unaudited)

						Cumulative	Accumulated
					Additional	Dividends	Other	Total	Total
	Preferred Stock		Common Stock		Paid-In	In Excess	Comprehensive	Stockholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Of Earnings	Income (Loss)	Equity	Interests	Equity
January 1, 2010	11,820	$285,173	293,548	$293,548	$5,719,400	$(515,450)	$(2,134)	$5,780,537	$178,072	$5,958,609
Comprehensive income:
Net income	—	—	—	—	—	81,036	—	81,036	3,065	84,101
Change in net unrealized gains (losses) on securities:
Unrealized gains	—	—	—	—	—	—	43	43	—	43
Less reclassification adjustment realized in net income	—	—	—	—	—	—	(22)	(22)	—	(22)
Change in net unrealized gains (losses) on cash flow hedges:
Unrealized gains	—	—	—	—	—	—	1,217	1,217	—	1,217
Less reclassification adjustment realized in net income	—	—	—	—	—	—	436	436	—	436
Change in Supplemental Executive Retirement Plan obligation	—	—	—	—	—	—	32	32	—	32
Foreign currency translation adjustment	—	—	—	—	—	—	22	22	—	22
Total comprehensive income								82,764	3,065	85,829
Issuance of common stock, net	—	—	554	554	3,722	—	—	4,276	(1,885)	2,391
Repurchase of common stock	—	—	(139)	(139)	(3,864)	—	—	(4,003)	—	(4,003)
Exercise of stock options	—	—	3	3	63	—	—	66	—	66
Amortization of deferred compensation	—	—	—	—	3,506	—	—	3,506	—	3,506
Preferred dividends	—	—	—	—	—	(5,283)	—	(5,283)	—	(5,283)
Common dividends ($0.465 per share)	—	—	—	—	—	(137,309)	—	(137,309)	—	(137,309)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(4,739)	(4,739)
Sale of noncontrolling interests	—	—	—	—	—	—	—	—	8,395	8,395
Other	—	—	—	—	—	—	—	—	709	709
March 31, 2010	11,820	$285,173	293,966	$293,966	$5,722,827	$(577,006)	$(406)	$5,724,554	$183,617	$5,908,171

See accompanying Notes to Condensed Consolidated Financial Statements.

HCP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$73,984	$84,101
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate, in-place lease and other intangibles:
Continuing operations	91,420	77,934
Discontinued operations	—	1,037
Amortization of above and below market lease intangibles, net	(906)	(1,904)
Stock-based compensation	5,102	3,506
Amortization of debt premiums, discounts and issuance costs, net	14,948	3,468
Straight-line rents	(17,300)	(13,276)
Interest accretion	(19,969)	(15,077)
Deferred rental revenue	1,106	574
Equity income from unconsolidated joint ventures	(798)	(1,383)
Distributions of earnings from unconsolidated joint ventures	332	1,420
Gain upon consolidation of joint venture	(8,039)	—
Marketable securities gains, net	—	(35)
Derivative (gains) losses, net	(2,113)	533
Impairment recoveries	—	(11,900)
Changes in:
Accounts receivable, net	4,416	4,265
Other assets	8,073	(7,463)
Accounts payable and accrued liabilities	(429)	(16,341)
Net cash provided by operating activities	149,827	109,459
Cash flows from investing activities:
Cash used in purchase of HCP Ventures II, net of cash acquired	(136,060)	—
Acquisitions and development of other real estate	(65,453)	(31,041)
Leasing costs and tenant and capital improvements	(9,493)	(4,620)
Contributions to unconsolidated joint ventures	—	(151)
Distributions in excess of earnings from unconsolidated joint ventures	637	804
Proceeds from the sale of securities	—	242
Principal repayments on loans receivable	287	1,009
Investments in loans receivable	(359,683)	—
Increase in restricted cash	(5,738)	(4,953)
Net cash used in investing activities	(575,503)	(38,710)
Cash flows from financing activities:
Net borrowings under bank line of credit facility	—	210,000
Repayment of term loan	—	(200,000)
Repayments of mortgage debt	(21,137)	(8,842)
Issuance of senior unsecured notes	2,400,000	—
Debt issuance costs	(42,852)	—
Net proceeds from the issuance (repurchase) of common stock and exercise of options	1,248,049	(1,546)
Dividends paid on common and preferred stock	(184,209)	(142,592)
Sale (purchase) of noncontrolling interests	(18,587)	8,395
Distributions to noncontrolling interests	(3,667)	(3,819)
Net cash provided by (used in) financing activities	3,377,597	(138,404)
Net increase (decrease) in cash and cash equivalents	2,951,921	(67,655)
Cash and cash equivalents, beginning of period	1,036,701	112,259
Cash and cash equivalents, end of period	$3,988,622	$44,604

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

The condensed consolidated financial statements include the accounts of HCP, its wholly-owned subsidiaries and joint ventures or variable interest entities (“VIEs”) that it controls through voting rights or other means. All material intercompany transactions and balances have been eliminated upon consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The accompanying unaudited interim financial information should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”).

Certain amounts in the Company’s condensed consolidated financial statements for prior periods have been reclassified to conform to the current period presentation. Assets sold or held for sale and associated liabilities have been reclassified on the condensed consolidated balance sheets and the related operating results reclassified from continuing to discontinued operations on the condensed consolidated income statements (see Note 4). All prior period interest expense has been reclassified to be presented as a component of “costs and expenses” from “other income, net” on the condensed consolidated income statements as a result of a significant increase in the Company’s lending operations.

(3)         Other Real Estate Property Investments

A summary of acquisitions for the three months ended March 31, 2011 follows (in thousands):

	Consideration			Assets Acquired
Segment	Cash Paid	Debt Assumed	Noncontrolling Interest	Real Estate	Net Intangibles
Life science	$19,147	$48,252	$—	$61,710	$5,689
Medical office	29,743	—	1,500	26,191	5,052
	$48,890	$48,252	$1,500	$87,901	$10,741

See discussion of the HCP Ventures II transaction in Note 8.

During the three months ended March 31, 2011, the Company funded an aggregate of $22 million for construction, tenant and other capital improvement projects, primarily in its life science and medical office segments. During the three months ended March 31, 2011, two of the Company’s life science facilities located in South San Francisco were placed in service representing 88,000 square feet.

On April 15, 2011, the Company purchased 20 acres of land in South San Francisco for $65 million.

During the three months ended March 31, 2010, the Company purchased a senior housing facility for $9 million and funded an aggregate of $27 million for construction, tenant and other capital improvement projects, primarily in its life science segment. During the three months ended March 31, 2010, three of the Company’s life science facilities located in South San Francisco were placed in service representing 329,000 square feet.

(4)   Discontinued Operations

There were no properties classified as held for sale and reported as discontinued operations as of or during the three months ended March 31, 2011.

The following table summarizes operating income from discontinued operations (dollars in thousands):

Three Months Ended March 31, 2010
Rental and related revenues	$1,979

Depreciation and amortization expenses	1,037
Operating expenses	24
Other income, net	(36)
Income, net of income taxes	$954

Number of properties held for sale	14
Number of properties sold	—
Number of properties included in discontinued operations	14

(5)   HCR ManorCare Acquisition

On April 7, 2011, the Company completed its acquisition of substantially all of the real estate assets of HCR ManorCare, Inc. (“HCR ManorCare”), for a purchase price of $6.1 billion (“HCR ManorCare Acquisition”). The consideration for the purchase consisted of the following: (i) $4.02 billion in cash; and (ii) $2.08 billion par value reinvestment of HCP’s existing mezzanine and mortgage loan investments in HCR ManorCare (see Note 7). Through this transaction, the Company acquired 334 HCR ManorCare post-acute, skilled nursing and assisted living facilities. The facilities are located in 30 states, with the highest concentrations in Ohio, Pennsylvania, Florida, Illinois and Michigan. A wholly-owned subsidiary of HCR ManorCare will continue to operate the assets pursuant to a long-term triple-net master lease supported by a guaranty from HCR ManorCare. Additionally, the Company exercised its option to purchase a 9.9% equity interest in the operations of HCR ManorCare for $95 million.

In connection with the HCR ManorCare Acquisition, the Company entered into a credit agreement for a 365-day bridge loan facility (from funding to maturity) in an aggregate amount of up to $3.3 billion. The Company raised sufficient funds to finance the acquisition without drawing on the bridge loan facility. As a result, the Company delivered notice to the lenders under the bridge loan facility that it has terminated the bridge loan facility in accordance with its terms effective March 25, 2011. Consequently, during the three months ended March 31, 2011, the Company incurred a charge of $11.3 million in interest expense related to the write-off of unamortized loan fees associated with this bridge loan commitment.

(6)         Net Investment in Direct Financing Leases

The components of net investment in direct financing leases (“DFLs”) consist of the following (dollars in thousands):

	March 31,	December 31,
	2011	2010
Minimum lease payments receivable	$1,256,654	$1,266,129
Estimated residual values	409,270	409,270
Less unearned income	(1,053,772)	(1,065,738)
Net investment in direct financing leases	$612,152	$609,661
Properties subject to direct financing leases	27	27

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

(7)   Loans Receivable

The following table summarizes the Company’s loans receivable (in thousands):

	March 31, 2011			December 31, 2010
	Real Estate Secured	Other Secured	Total	Real Estate Secured	Other Secured	Total
Mezzanine	$—	$1,144,335	$1,144,335	$—	$1,144,485	$1,144,485
Other	1,390,000	—	1,390,000	1,030,454	—	1,030,454
Unamortized discounts, fees and costs	(95,977)	(55,405)	(151,382)	(107,549)	(61,127)	(168,676)
Allowance for loan losses	—	(3,397)	(3,397)	—	(3,397)	(3,397)
	$1,294,023	$1,085,533	$2,379,556	$922,905	$1,079,961	$2,002,866

Cirrus Group, LLC Loan

The Company holds an interest-only, senior secured term loan made to an affiliate of the Cirrus Group, LLC (“Cirrus”). The loan had a maturity date of December 31, 2008, with a one-year extension period at the option of the borrower, subject to certain terms and conditions, under which amounts were borrowed to finance the acquisition, development, syndication and operation of new and existing surgical partnerships. The loan is collateralized by all of the assets of the borrower (comprised primarily of interests in partnerships operating surgical facilities, some of which are on the premises of properties owned by the Company or HCP Ventures IV, LLC, an unconsolidated joint venture of the Company) and is supported in part by limited guarantees made by certain principals of Cirrus. Recourse under certain of these guarantees is limited to the guarantors’ respective interests in certain entities owning real estate that are pledged to secure such guarantees. At December 31, 2008, the borrower did not meet the conditions necessary to exercise its extension option and did not repay the loan upon maturity. On April 22, 2009, new terms for extending the maturity date of the loan were agreed to, including the payment of a $1.1 million extension fee, and the maturity date was extended to December 31, 2010. In July 2009, the Company issued a notice of default for the borrower’s failure to make interest payments. In December 2009, the Company determined that the loan was impaired and recognized a provision for loan loss of $4.3 million. This provision for loan loss resulted from discussions that began in December 2009 to restructure the loan. Through April 2011, the Company has made various attempts to restructure the loan; however, currently there is no indication from the guarantors of the loan that they will approve the terms and conditions of a proposed loan restructure. During the three months ended March 31, 2011, the Company placed the loan on cost-recovery status, under which accrual of interest income is suspended and any payments received from the borrower are applied to reduce the recorded investment in the loan, as the amount and timing of payments from this loan have become less certain. However, the Company continues to believe that the value of the collateral supporting the loan exceeds the amount due. Cirrus is in the process of marketing certain of the collateral assets for sale as a means of paying off the loan. Should the borrower be unsuccessful in selling the collateral assets and other sources of repayment are inadequate, the Company could be required to further modify this loan or take possession of the collateral. At March 31, 2011 and December 31, 2010, the carrying value of this loan, including accrued interest of $6.2 million and $7.2 million, respectively, was $92.0 million and $93.1 million, respectively. During the three months ended March 31, 2011, the Company received cash payments from the borrower of $1.0 million.

HCR ManorCare Loans

On December 21, 2007, the Company made an investment in mezzanine loans having an aggregate par value of $1.0 billion at a discount of $100 million, which resulted in an acquisition cost of $900 million. These interest-only loans mature in January 2013 and bear interest on their par values at a floating rate of one-month London Interbank Offered Rate (“LIBOR”) plus 4.0%. Among other things, these performance conditions require the borrower to: (i) maintain an interest-rate cap agreement(s) with a strike price of 5.25% at an equivalent maturity to that of the underlying loans; and (ii) maintain a trailing-twelve-month Debt Service Coverage Ratio, as defined in the respective agreement, of no less than 1.45 times. At March 31, 2011 and December 31, 2010, the carrying value of these loans was $958 million and $953 million, respectively.

On August 3, 2009, the Company purchased a $720 million participation in the first mortgage debt of HCR ManorCare at a discount of $130 million, which resulted in an acquisition cost of $590 million. In connection with the HCR ManorCare Acquisition prefunding activities, on January 31, 2011, the Company purchased an additional $360 million participation in the first mortgage debt of HCR ManorCare. The $1.08 billion participations bear interest at LIBOR plus 1.25%. The mortgage debt matures in January 2013, if the borrower exercises a one-year extension option and meets certain performance conditions, which are similar to those described above. The mortgage debt is secured by a first lien on 334 facilities located in 30 states. At March 31, 2011 and December 31, 2010, the carrying value of the participations in this loan were $1.01 billion and $639 million, respectively.

Upon the April 7, 2011 closing of the HCR ManorCare Acquisition, the Company’s loans to HCR ManorCare were extinguished, which resulted in additional interest income of $23 million that represents the excess of the loans’ fair values above their carrying values. See Note 5 for additional discussion on the HCR ManorCare Acquisition.

Genesis HealthCare Loans

In September and October 2010 the Company purchased participations in a senior loan and mezzanine note of Genesis HealthCare (“Genesis”) with par values of $277.6 million and $50.0 million, respectively, each at a discount for $249.9 million and $40.0 million, respectively.

The Genesis senior loan bears interest on the par value at LIBOR (subject to a current floor of 1.5% increasing to 2.5% by maturity) plus a spread of 4.75% increasing to 5.75% by maturity. The senior loan is prepayable anytime without penalty, matures in September 2014 and is secured by all of Genesis’ assets. The mezzanine note bears interest on the par value at LIBOR plus a spread of 7.50% and matures in September 2014. In addition to the coupon interest payments, the mezzanine note requires the payment of a termination fee, of which the Company’s share at March 31, 2011 was $2.2 million, increasing to a maximum of $5 million if the debt is repaid in full at maturity. The mezzanine note is subordinate to the senior loan and secured by an indirect pledge of equity ownership in Genesis’ assets. At March 31, 2011, the coupon rates on the senior loan and mezzanine note were 6.25% and 7.76% respectively.

On April 1, 2011, the Company received $330.4 million from the early repayment of its debt investments in Genesis, and recognized additional interest income of $35 million, which represents the related unamortized discount and termination fee.

(8)   Investments in and Advances to Unconsolidated Joint Ventures

HCP Ventures II

On January 14, 2011, the Company acquired its partner’s 65% interest in HCP Ventures II, a joint venture that owned 25 senior housing facilities, becoming the sole owner of the portfolio.

The HCP Ventures II purchase consideration is as follows (in thousands):

January 14, 2011

Cash consideration paid for HCP Ventures II’s partnership interest	$136,060
Fair value of HCP’s 35% interest in HCP Ventures II (carrying value of $65,223 at closing) (1)	73,262
Total purchase consideration	$209,322

Estimated fees and costs
Legal, accounting and other fees and costs(2)	$150
Debt assumption fees(3)	500
Total	$650

(1)   The Company recognized a gain of approximately $8 million, included in other income, net, which represents the fair value of the Company’s 35% interest in HCP Ventures II in excess of its carrying value on the acquisition date.

(2)   Represents estimated fees and costs that were expensed and included in general and administrative expenses. These charges are directly attributable to the transaction and represent non-recurring costs.

(3)   Represents debt assumption fees that were capitalized as deferred debt costs.

As of March 31, 2011, the purchase price allocation is preliminary and is pending information necessary to complete the valuation of real estate and intangible assets, which may result in a change from the initial estimate. In accordance with the accounting guidance applicable to acquisitions of the partner’s ownership interests that result in consolidation of previously unconsolidated entities, the Company recorded the entire portfolio of assets and liabilities of HCP Ventures II at their fair value as of the acquisition date, January 14, 2011.

The following table summarizes the preliminary estimated fair values of the HCP Ventures II assets acquired and liabilities assumed as of the acquisition date of January 14, 2011 (in thousands):

Assets acquired
Buildings and improvements	$683,787
Land	80,180
Cash	2,585
Restricted cash	1,861
Intangible assets	78,293
Total assets acquired	$846,706

Liabilities assumed
Mortgage debt	$635,182
Other liabilities	2,202
Total liabilities assumed	637,384
Net assets acquired	$209,322

The related assets, liabilities and results of operations of HCP Ventures II are included in the consolidated financial statements from the date of acquisition, January 14, 2011.

Other Unconsolidated Joint Ventures

The Company owns interests in the following entities which are accounted for under the equity method at March 31, 2011 (dollars in thousands):

Entity(1)	Properties	Investment(2)	Ownership%
HCP Ventures III, LLC	13 medical office	$9,742	30
HCP Ventures IV, LLC	54 medical office and 4 hospital	37,468	20
HCP Life Science(3)	4 life science	66,134	50-63
Horizon Bay Hyde Park, LLC	1 senior housing	7,931	75
Suburban Properties, LLC	1 medical office	8,546	67
Advances to unconsolidated joint ventures, net		457
		$130,278
Edgewood Assisted Living Center, LLC(4)	1 senior housing	$(351)	45
Seminole Shores Living Center, LLC(4)	1 senior housing	(909)	50
		$(1,260)

(1)   These entities are not consolidated since the Company does not control, through voting rights or other means, the joint ventures. See Note 2 to the Consolidated Financial Statements for the year ended December 31, 2010 in the Company’s Annual Report on Form 10-K filed with the SEC regarding the Company’s policy on consolidation.

(2)   Represents the carrying value of the Company’s investment in the unconsolidated joint venture. See Note 2 to the Consolidated Financial Statements for the year ended December 31, 2010 in the Company’s Annual Report on Form 10-K filed with the SEC regarding the Company’s policy for accounting for joint venture interests.

(3)   Includes three unconsolidated joint ventures between the Company and an institutional capital partner for which the Company is the managing member. HCP Life Science includes the following partnerships: (i) Torrey Pines Science Center, LP (50%); (ii) Britannia Biotech Gateway, LP (55%); and (iii) LASDK, LP (63%).

(4)   As of March 31, 2011, the Company has guaranteed in the aggregate $4 million of a total of $8 million of mortgage debt for these joint ventures. No amounts have been recorded related to these guarantees at March 31, 2011. Negative investment amounts are included in accounts payable and accrued liabilities in the Company’s condensed consolidated financial statements.

Summarized combined financial information for the Company’s unconsolidated joint ventures follows (in thousands):

	March 31,	December 31,
	2011	2010(1)
Real estate, net	$696,916	$1,633,209
Other assets, net	83,906	131,714
Total assets	$780,822	$1,764,923

Mortgage debt	$499,757	$1,148,839
Accounts payable	28,853	32,120
Other partners’ capital	196,695	415,697
HCP’s capital(2)	55,517	168,267
Total liabilities and partners’ capital	$780,822	$1,764,923

(1)   Includes the financial information of HCP Ventures II, which was consolidated on January 14, 2011.

(2)   The combined basis difference of the Company’s investments in these joint ventures of $73 million, as of March 31, 2011, is primarily attributable to real estate and lease related net intangible assets.

	Three Months Ended March 31,(1)
	2011	2010
Total revenues	$26,930	$45,846
Net income (loss)	311	888
HCP’s share in earnings	798	1,383
Fees earned by HCP	607	1,308
Distributions received by HCP	969	2,224

(1)   Includes the financial information of HCP Ventures II, which was consolidated on January 14, 2011.

(9)     Intangibles

At March 31, 2011 and December 31, 2010, intangible lease assets, comprised of lease-up intangibles, above market tenant lease intangibles, below market ground lease intangibles and intangible assets related to non-compete agreements, were $575.9 million and $511.4 million, respectively. At March 31, 2011 and December 31, 2010, the accumulated amortization of intangible assets was $186.2 million and $195.0 million, respectively.

At March 31, 2011 and December 31, 2010, below market lease and above market ground lease intangible liabilities were $220.8 million and $233.5 million, respectively. At March 31, 2011 and December 31, 2010, the accumulated amortization of intangible liabilities was $77.9 million and $85.4 million, respectively.

(10)  Other Assets

The Company’s other assets consist of the following (in thousands):

	March 31,	December 31,
	2011	2010
Straight-line rent assets, net of allowance of $38,609 and $35,190, respectively	$223,584	$206,862
Leasing costs, net	88,488	86,676
Deferred debt issuance costs, net	41,731	23,541
Goodwill	50,346	50,346
Other	49,523	55,461
Total other assets	$453,672	$422,886

(11) Debt

Bank Line of Credit and Term Loan

On March 11, 2011, the Company entered into a new $1.5 billion unsecured revolving line of credit facility with a syndicate of banks, which replaced the Company’s existing facility that was scheduled to mature in August 2011. The Company’s revolving line of credit facility provides for an aggregate borrowing capacity of $1.5 billion and matures on March 11, 2015, with a one-year committed extension option. The Company has the right to increase the commitments under the revolving line of credit facility by an aggregate amount of up to $500 million, subject to customary conditions. Borrowings under this revolving line of credit facility accrues interest at a rate per annum equal to LIBOR plus a margin that depends on the Company’s debt ratings. The Company pays a facility fee on the entire revolving commitment that depends upon its debt ratings. Based on the Company’s debt ratings at March 31, 2011, the margin on the revolving line of credit facility was 1.65% and the facility fee was 0.35%. Based on the Company’s debt ratings at April 28, 2011, the margin on the revolving line of credit facility was 1.50% and the facility fee was 0.30%. At March 31, 2011, the Company had no amounts drawn under this revolving line of credit facility. At March 31, 2011, $113 million of aggregate letters of credit were also outstanding against the revolving line of credit facility, including a $103 million letter of credit as a result of the Ventas, Inc. (“Ventas”) litigation. For further information regarding the Ventas litigation, see Note 12.

The Company’s revolving line of credit facility contains certain financial restrictions and other customary requirements, including cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the agreement (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 60%, (iii) require a minimum Fixed Charge Coverage ratio of 1.5 times, and (iv) require a formula-determined Minimum Consolidated Tangible Net Worth of $8.0 billion at March 31, 2011. At March 31, 2011, the Company was in compliance with each of these restrictions and requirements of the revolving line of credit facility.

Senior Unsecured Notes

At March 31, 2011, the Company had senior unsecured notes outstanding with an aggregate principal balance of $5.7 billion. Interest rates on the notes ranged from 1.21% to 7.07%. The weighted-average effective interest rate on the senior unsecured notes at March 31, 2011 was 5.64%. Discounts and premiums are amortized to interest expense over the term of the related notes. The senior unsecured notes contain certain covenants including limitations on debt, maintenance of unencumbered assets, cross-acceleration provisions and other customary terms. At March 31, 2011, the Company believes it was in compliance with these covenants.

In September 2010, the Company repaid $200 million of maturing senior unsecured notes which accrued interest at a weighted-average interest rate of 4.88%.

On January 24, 2011, the Company issued $2.4 billion of senior unsecured notes as follows: (i) $400 million of 2.70% notes due 2014; (ii) $500 million of 3.75% notes due 2016; (iii) $1.2 billion of 5.375% notes due 2021; and (iv) $300 million of 6.75% notes due 2041. The notes have a weighted average maturity of 10.3 years and a weighted average yield of 4.83%. The net proceeds from this offering of $2.37 billion and were used to fund a portion of the HCR ManorCare Acquisition.

Mortgage Debt

At March 31, 2011, the Company had $1.9 billion in aggregate principal amount of mortgage debt outstanding that is secured by 164 healthcare facilities, which had a carrying value of $2.8 billion. Interest rates on the mortgage debt ranged from 1.96% to 8.30% with a weighted-average effective rate of 6.15% at March 31, 2011.

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

Other Debt

At March 31, 2011, the Company had $90.7 million of non-interest bearing life care bonds at two of its continuing care retirement communities and non-interest bearing occupancy fee deposits at another of its senior housing facilities, all of which were payable to certain residents of the facilities (collectively, “Life Care Bonds”). At March 31, 2011, $34.9 million of the Life Care Bonds were refundable to the residents upon the resident moving out or to their estate upon death, and $55.8 million of the Life Care Bonds were refundable after the unit is successfully remarketed to a new resident.

Debt Maturities

The following table summarizes the Company’s stated debt maturities and scheduled principal repayments at March 31, 2011 (in thousands):

Year	Senior Unsecured Notes	Mortgage Debt	Total(1)
2011 (Nine months)	$292,265	$48,645	$340,910
2012	250,000	76,209	326,209
2013	550,000	369,775	919,775
2014	487,000	186,314	673,314
2015	400,000	377,498	777,498
Thereafter	3,750,000	856,143	4,606,143
	5,729,265	1,914,584	7,643,849
(Discounts) and premiums, net	(22,468)	(14,777)	(37,245)
	$5,706,797	$1,899,807	$7,606,604

(1)     Excludes $91 million of other debt that represents the Life Care Bonds at three of the Company’s senior housing facilities, which have no scheduled maturities.

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

On September 22, 2009, the Company filed a motion for judgment as a matter of law or for a new trial. Also on September 22, 2009, Ventas filed a motion seeking approximately $20 million in prejudgment interest and approximately $4 million in additional damages to account for changes in currency exchange rates. The District Court denied both parties’ post-trial motions on November 17, 2009. The Company filed a notice of appeal to the United States Court of Appeals for the Sixth Circuit on November 17, 2009; Ventas filed a notice of appeal on November 25, 2009. The Company is seeking to have the judgment against it reversed. In the cross-appeal, Ventas is seeking reversal of the district court’s exclusion of Ventas’ claim for punitive damages, additional damages due to currency and stock-price fluctuations, and pre-judgment interest. The appeal and cross-appeal have now been fully briefed, and oral argument before the Court of Appeals was heard on March 10, 2011.

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

At March 31, 2011 and December 31, 2010, the Company had investments in mezzanine and secured loans to HCR ManorCare with an aggregate par value of $2.08 billion and $1.72 billion, respectively, and carrying values of $1.97 billion and $1.59 billion, respectively. At March 31, 2011 and December 31, 2010, the carrying value of these investments represented approximately 78% and 75%, respectively, of the Company’s post-acute/skilled nursing segment assets and 11% and 12%, respectively, of its total assets. For the three months ended March 31, 2011 and 2010, the Company recognized $29 million and $27 million, respectively, in interest income from these investments, which represented approximately 62% and 74% respectively, of the Company’s post-acute/skilled nursing segment revenues and 9% and 9% respectively, of its total revenues. On April 7, 2011, the Company completed the acquisition of HCR ManorCare’s real estate assets, which included the extinguishment of the Company’s HCR ManorCare debt investments discussed above, see Notes 5 and 7 for additional information.

At both March 31, 2011 and December 31, 2010, Emeritus Corporation (“Emeritus”) operated 69 of the Company’s senior housing facilities. At March 31, 2011 and December 31, 2010, the aggregate carrying value of the Company’s gross assets leased to Emeritus represented approximately 22% and 25%, respectively, of the Company’s senior housing segment assets and 6% and 8%, respectively, of its total assets. For the three months ended March 31, 2011 and 2010, the Company recognized $30.7 million and $14.2 million, respectively, in revenues from facilities operated by Emeritus, which represented approximately 27% and 17% respectively, of the Company’s senior housing segment revenues and 9% and 5% respectively, of its total revenues.

At both March 31, 2011 and December 31, 2010, Sunrise Senior Living, Inc. (“Sunrise”) operated 48 of the Company’s senior housing facilities. Sunrise is a publicly traded company and is subject to the informational filing requirements of the Securities Exchange Act of 1934, as amended, and is required to file periodic reports on Form 10-K and Form 10-Q with the SEC. Among other things, Sunrise has disclosed that as of December 31, 2010, it has no borrowing availability under its bank credit facility, has significant scheduled debt maturities in 2011 and long-term debt that is in default. At March 31, 2011 and December 31, 2010, the aggregate carrying value of the Company’s gross assets leased to Sunrise represented approximately 25% and 30%, respectively, of the Company’s senior housing segment assets and 7% and 10%, respectively, of its total assets. For the three months ended March 31, 2011 and 2010, the Company recognized $27.4 million and $29.7 million, respectively, in revenues from facilities operated by Sunrise, which represented approximately 24% and 35% respectively, of the Company’s senior housing segment revenues and 8% and 10% respectively, of its total revenues.

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

Credit Enhancement Guarantee

Certain of the Company’s senior housing facilities serve as collateral for $126 million of debt (maturing May 1, 2025) that is owed by a previous owner of the facilities. This indebtedness is guaranteed by the previous owner who has an investment grade credit rating. These senior housing facilities, which are classified as DFLs, had a carrying value of $366 million as of March 31, 2011.

(13) Equity

Preferred Stock

At March 31, 2011, the Company had two series of preferred stock outstanding, “Series E” and “Series F” preferred stock. The Series E and Series F preferred stock have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities of the Company. Holders of each series of preferred stock generally have no voting rights, except under limited conditions, and all holders are entitled to receive cumulative preferential dividends based upon each series’ respective liquidation preference. To preserve the Company’s status as a REIT, each series of preferred stock is subject to certain restrictions on ownership and transfer. Dividends are payable quarterly in arrears on the last day of March, June, September and December. The Series E and Series F preferred stock are currently redeemable at the Company’s option.

On January 27, 2011, the Company announced that its Board of Directors (“Board”) declared a quarterly cash dividend of $0.45313 per share on its Series E cumulative redeemable preferred stock and $0.44375 per share on its Series F cumulative redeemable preferred stock. These dividends were paid on March 31, 2011 to stockholders of record as of the close of business on March 15, 2011.

On April 28, 2011, the Company announced that its Board declared a quarterly cash dividend of $0.45313 per share on its Series E cumulative redeemable preferred stock and $0.44375 per share on its Series F cumulative redeemable preferred stock. These dividends will be paid on June 30, 2011 to stockholders of record as of the close of business on June 15, 2011.

Common Stock

On January 27, 2011, the Company announced that its Board declared a quarterly cash dividend of $0.48 per share. The common stock cash dividend was paid on February 23, 2011 to stockholders of record as of the close of business on February 10, 2011.

On April 28, 2011, the Company announced that its Board declared a quarterly cash dividend of $0.48 per share. The common stock cash dividend will be paid on May 24, 2011 to stockholders of record as of the close of business on May 9, 2011.

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

On November 8, 2010, the Company completed a $486 million public offering of 13.8 million shares of its common stock at a price of $35.25 per share. The Company received net proceeds of $467 million, which were used to repay the total outstanding indebtedness under the Company’s revolving line of credit facility, with the remainder used for general corporate purposes.

On December 20, 2010, the Company completed a $1.472 billion public offering of 46 million shares of common stock at a price of $32.00 per share. The Company received total net proceeds of $1.413 billion, which it used, together with proceeds from its January 2011 senior unsecured notes offering, March 2011 common stock offerings and the reinvestment of proceeds from the repayment of the Company’s existing HCR ManorCare debt investments, to finance the HCR ManorCare Acquisition.

In March 2011, the Company completed a $1.273 billion public offering of 34.5 million shares of common stock at a price of $36.90 per share. The Company received total net proceeds of $1.235 billion, which it used, together with proceeds from its December 2010 equity offering, January 2011 senior unsecured notes offering and the reinvestment of proceeds from the repayment of the Company’s existing HCR ManorCare debt investments, to finance the HCR ManorCare Acquisition.

The following is a summary of the Company’s other common stock issuances:

	Three months Ended March 31,
	2011	2010
	(shares in thousands)
Dividend Reinvestment and Stock Purchase Plan (“DRIP”)	497	82
Conversion of DownREIT units	—	46
Exercise of stock options	6	3
Restricted stock awards(1)	—	177
Vesting of restricted stock units(1)	207	255

(1)   Issued under the Company’s 2006 Performance Incentive Plan.

Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The following is a summary of the Company’s accumulated other comprehensive income (loss):

	March 31,	December 31,
	2011	2010
	(in thousands)
AOCI—unrealized losses on cash flow hedges, net	$(11,298)	$(10,312)
Supplemental Executive Retirement Plan minimum liability	(2,265)	(2,299)
Cumulative foreign currency translation adjustment	(445)	(626)
Total accumulated other comprehensive loss	$(14,008)	$(13,237)

Noncontrolling Interests

At March 31, 2011, there were 4.2 million non-managing member units outstanding in five DownREIT LLCs, all of which the Company is the managing member. At March 31, 2011, the carrying and fair values of these DownREIT units were $173.7 million and $226.7 million, respectively.

Total Comprehensive Income

The following table provides a reconciliation of comprehensive income (in thousands):

	Three months Ended March 31,
	2011	2010
Net income	$73,984	$84,101
Other comprehensive income (loss)	(771)	1,728
Total comprehensive income	$73,213	$85,829

(14) Segment Disclosures

The Company evaluates its business and makes resource allocations based on its five business segments: (i) senior housing, (ii) life science, (iii) medical office, (iv) post-acute/skilled nursing and (v) hospital. Under the senior housing, life science, hospital and post-acute/skilled nursing segments, the Company invests primarily in single operator or tenant properties, through the acquisition and development of real estate or through investment in debt issued by operators in these sectors. Under the medical office segment, the Company invests through the acquisition of MOBs that are primarily leased under gross or modified gross leases, which are generally to multiple tenants and require a greater level of property management. The accounting policies of the segments are the same as those described in Note 2 to the Condensed Consolidated Financial Statements for the year ended December 31, 2010 in the Company’s Annual Report on Form 10-K filed with the SEC. There were no intersegment sales or transfers during the three months ended March 31, 2011 and 2010. The Company evaluates performance based upon property net operating income from continuing operations (“NOI”) and interest income of the combined investments in each segment.

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

Summary information for the reportable segments follows (in thousands):

For the three months ended March 31, 2011:

Segments	Rental and Related Revenues	Tenant Recoveries	Income From DFLs	Interest Income	Investment Management Fee Income	Total Revenues	NOI(1)
Senior housing	$99,051	$—	$13,395	$—	$70	$112,516	$111,456
Life science	61,617	10,808	—	—	1	72,426	59,587
Medical office	67,673	12,043	—	—	536	80,252	47,685
Post-acute/skilled	9,440	—	—	37,691	—	47,131	9,420
Hospital	18,382	593	—	405	—	19,380	18,008
Total	$256,163	$23,444	$13,395	$38,096	$607	$331,705	$246,156

For the three months ended March 31, 2010:

Segments	Rental and Related Revenues	Tenant Recoveries	Income From DFLs	Interest Income	Investment Management Fees	Total Revenues	NOI(1)
Senior housing	$72,343	$—	$12,215	$126	$700	$85,384	$83,629
Life science	58,625	9,650	—	—	1	68,276	56,692
Medical office	65,187	11,593	—	—	607	77,387	45,463
Post-acute/skilled	9,270	—	—	27,607	—	36,877	9,221
Hospital	18,845	518	—	7,533	—	26,896	17,154
Total	$224,270	$21,761	$12,215	$35,266	$1,308	$294,820	$212,159

(1)   NOI is a non-GAAP supplemental financial measure used to evaluate the operating performance of real estate. The Company defines NOI as rental revenues, including tenant recoveries and income from direct financing leases, less property level operating expenses. NOI excludes interest income, investment management fee income, depreciation and amortization, interest expense, general and administrative expenses, impairments, impairment recoveries, other income, net, income taxes, equity income from unconsolidated joint ventures and discontinued operations. The Company believes NOI provides investors relevant and useful information because it measures the operating performance of the Company’s real estate at the property level on an unleveraged basis. The Company uses NOI to make decisions about resource allocations and assess property level performance. The Company believes that net income is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income as defined by GAAP because it does not reflect the aforementioned excluded items. Further, the Company’s definition of NOI may not be comparable to the definition used by other REITs, as those companies may use different methodologies for calculating NOI.

The following is a reconciliation from NOI to reported net income, the most direct comparable financial measure calculated and presented in accordance with GAAP (in thousands):

	Three months Ended March 31,
	2011	2010
Net operating income from continuing operations	$246,156	$212,159
Interest income	38,096	35,266
Investment management fee income	607	1,308
Depreciation and amortization	(91,420)	(77,934)
Interest expense	(108,576)	(75,952)
General and administrative	(21,952)	(24,924)
Impairment recoveries	—	11,900
Other income, net	10,312	313
Income taxes	(37)	(372)
Equity income from unconsolidated joint ventures	798	1,383
Total discontinued operations	—	954
Net income	$73,984	$84,101

The Company’s total assets by segment were:

	March 31,	December 31,
Segments	2011	2010
Senior housing	$5,145,416	$4,364,026
Life science	3,779,986	3,709,528
Medical office	2,323,289	2,305,175
Post-acute/skilled nursing	2,510,311	2,133,640
Hospital	772,294	770,038
Gross segment assets	14,531,296	13,282,407
Accumulated depreciation and amortization	(1,498,619)	(1,434,150)
Net segment assets	13,032,677	11,848,257
Other non-segment assets	4,466,975	1,483,666
Total assets	$17,499,652	$13,331,923

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

At March 31, 2011, goodwill of $50.3 million was allocated to segment assets as follows: (i) senior housing—$30.5 million, (ii) medical office—$11.4 million, (iii) post-acute/skilled nursing—$3.3 million, and (iv) hospital—$5.1 million.

(15) Earnings Per Common Share

The following table illustrates the computation of basic and diluted earnings per share (dollars in thousands, except per share amounts):

	Three months Ended March 31,
	2011	2010
Numerator
Income from continuing operations	$73,984	$83,147
Noncontrolling interests’ share in continuing operations	(3,891)	(3,065)
Income from continuing operations applicable to HCP, Inc.	70,093	80,082
Preferred stock dividends	(5,283)	(5,283)
Participating securities’ share in continuing operations	(935)	(917)
Income from continuing operations applicable to common shares	63,875	73,882
Discontinued operations	—	954
Net income applicable to common shares	$63,875	$74,836
Denominator
Basic weighted-average common shares	372,116	293,223
Dilutive stock options and restricted stock	1,844	864
Diluted weighted-average common shares	373,960	294,087
Basic earnings per common share
Income from continuing operations	$0.17	$0.25
Discontinued operations	—	0.01
Net income applicable to common stockholders	$0.17	$0.26
Diluted earnings per common share
Income from continuing operations	$0.17	$0.25
Discontinued operations	—	—
Net income applicable to common shares	$0.17	$0.25

Restricted stock and certain of the Company’s performance restricted stock units are considered participating securities which require the use of the two-class method when computing basic and diluted earnings per share. For both the three months ended March 31, 2011 and 2010, earnings representing nonforfeitable dividends of $0.9 million were allocated to the participating securities.

Options to purchase approximately 1.2 million and 2.6 million shares of common stock that had an exercise price in excess of the average market price of the common stock during the three months ended March 31, 2011 and 2010, respectively, were not included in the Company’s earnings per share calculations because they are anti-dilutive. Restricted stock and performance restricted stock units representing  12,000 and  86,000 shares of common stock during the three months ended March 31, 2011 and 2010, respectively, were not included because they are anti-dilutive. Additionally, 6.0 million shares issuable upon conversion of 4.2 million DownREIT units during the three months ended March 31, 2011 were not included since they are anti-dilutive. During the three months ended March 31, 2010, 6.4 million shares issuable upon conversion of 4.8 million DownREIT units were not included since they were anti-dilutive.

(16) Supplemental Cash Flow Information

	Three months ended March 31,
	2011	2010
	(in thousands)
Supplemental cash flow information:
Interest paid, net of capitalized interest	$84,789	$89,965
Income taxes paid	168	526
Supplemental schedule of non-cash investing activities:
Capitalized interest	5,988	5,050
Accrued construction costs	3,784	4,664
Supplemental schedule of non-cash financing activities:
Restricted stock issued	—	177
Vesting of restricted stock units	207	255
Cancellation of restricted stock	(4)	(6)
Conversion of non-managing member units into common stock	—	1,885
Mortgages included in consolidation of HCP Ventures II	635,182	—
Mortgages assumed with other real estate acquisitions	48,252	—
Unrealized gains on available-for-sale securities and derivatives designated as cash flow hedges, net	327	1,260

(17) Variable Interest Entities

At March 31, 2011, the Company leased 48 properties to a total of seven tenants (“VIE tenants”) where each tenant has been identified as a VIE. In addition, the Company has investments in certain loans where each borrower has been identified as a VIE (“VIE borrowers”). The Company has determined that it is not the primary beneficiary of these VIEs. The carrying amount and classification of the related assets, liabilities and maximum exposure to loss as a result of the Company’s involvement with these VIEs are presented below at March 31, 2011 (in thousands):

VIE Type	Maximum Loss Exposure(1)	Asset/Liability Type	Carrying Amount
VIE tenants—operating leases	$374,005	Lease intangibles, net and straight-line rent receivables	$14,772
VIE tenants—DFLs	1,189,967	Net investment in DFLs	585,994
Loans—senior secured	91,978	Loans receivable, net	91,978
Loans—mezzanine	961,096	Loans receivable, net	961,096

(1)   The Company’s maximum loss exposure related to the VIE tenants represents the future minimum lease payments over the remaining term of the respective leases, which may be mitigated by re-leasing the properties to new tenants. The Company’s maximum loss exposure related to loans to VIEs represents their current aggregate carrying amount.

As of March 31, 2011, the Company has not provided, and is not required to provide, financial support through a liquidity arrangement or otherwise, to its unconsolidated VIEs, including circumstances in which it could be exposed to further losses (e.g., cash short falls).

The Company holds an interest-only, senior secured term loan made to a borrower that has been identified as a VIE. The Company does not consolidate the VIE because it does not have the ability to control the activities that most significantly impact the VIE’s economic performance. The loan is collateralized by all of the assets of the borrower (comprised primarily of interests in partnerships that operate surgical facilities, some of which are on the premises of properties owned by the Company or HCP Ventures IV) and is supported in part by limited guarantees made by certain principals of Cirrus. Recourse under certain of these guarantees is limited to the guarantors’ respective ownership interests in certain entities owning real estate that are pledged to secure such guarantees.

On December 21, 2007, the Company made an investment of approximately $900 million in mezzanine loans where each borrower was identified as a VIE. The Company has determined that it is not the primary beneficiary of these VIEs. The Company has no formal involvement in the VIEs beyond its investment. The Company does not consolidate the VIEs because it does not have the ability to control the activities that most significantly impact the VIE’s economic performance. At March 31, 2011, these interest-only loans are secured by an indirect pledge of equity ownership in 334 HCR ManorCare facilities located in 30 states and were subordinate to other debt of approximately $3.6 billion. See Note 5 for discussions on the HCR ManorCare Acquisition.

See Notes 6, 7 and 12 for additional description of the nature, purpose and activities of the Company’s VIEs and interests therein.

(18) Fair Value Measurements

The following table illustrates the Company’s fair value measurements of its financial assets and liabilities measured at fair value in the condensed consolidated balance sheet. Recognized gains and losses are recorded in other income, net on the condensed consolidated statements of income. During the three months ended March 31, 2011, there were no transfers of financial assets or liabilities within the fair value hierarchy.

The following is a summary of fair value measurements of financial assets and liabilities carried at fair value on a recurring basis at March 31, 2011 (in thousands):

Financial Instrument	Fair Value	Level 1	Level 2	Level 3
Interest-rate swap assets(1)	$2,425	$—	$2,425	$—
Interest-rate swap liabilities(1)	(7,429)	—	(7,429)	—
Warrants(1)	2,205	—	—	2,205
	$(2,799)	$—	$(5,004)	$2,205

(1)   Interest rate swap and common stock warrant values are determined based on observable and unobservable market assumptions using standardized derivative pricing models.

(19) Disclosures About Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, receivables, payables, and accrued liabilities are reasonable estimates of fair value because of the short-term maturities of these instruments. Fair values for loans receivable, mortgage debt and other debt are estimates based on rates currently prevailing for similar instruments with similar maturities. The fair values of the interest-rate swaps and warrants were determined based on observable and unobservable market assumptions using standardized derivative pricing models. The fair values of the senior unsecured notes and marketable equity and debt securities were determined based on market quotes.

	March 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Loans receivable, net	$2,379,556	$2,436,144	$2,002,866	$2,026,389
Warrants	2,205	2,205	1,500	1,500
Senior unsecured notes	5,706,797	6,016,266	3,318,379	3,536,413
Mortgage debt	1,899,807	1,927,808	1,235,779	1,258,185
Other debt	90,698	90,698	92,187	92,187
Interest-rate swap assets	2,425	2,425	3,865	3,865
Interest-rate swap liabilities	7,429	7,429	7,920	7,920

(20) Derivative Instruments

The following table summarizes the Company’s outstanding interest-rate swap contracts as of March 31, 2011 (dollars in thousands):

Date Entered	Maturity Date	Hedge Designation	Fixed Rate	Floating Rate Index	Notional Amount	Fair Value(1)
July 2005(2)	July 2020	Cash Flow	3.82%	BMA Swap Index	$45,600	$(4,125)
November 2008(3)	October 2016	Cash Flow	5.95%	1 Month LIBOR+1.50%	28,000	(2,841)
June 2009(4)	September 2011	Fair Value	5.95%	1 Month LIBOR+4.21%	250,000	1,535
July 2009(5)	July 2013	Cash Flow	6.13%	1 Month LIBOR+3.65%	14,200	(463)
August 2009(6)	August 2011	Cash Flow	1.24%	1 Month LIBOR	250,000	890

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

(3)   Acquired in conjunction with mortgage debt assumed related to real estate acquired on December 28, 2010. Hedges fluctuations in interest payments on variable-rate secured debt due to overall changes in the hedged cash flows.

(4)   Hedges the changes in fair value of the Company’s outstanding senior unsecured fixed-rate notes (approximately 86% of the notes maturing in September 2011) due to fluctuations in the underlying benchmark interest rate.

(5)   Hedges fluctuations in interest payments on variable-rate secured debt due to fluctuations in the underlying benchmark interest rate.

(6)   Hedges fluctuations in interest receipts on a participation interest in a floating-rate secured mortgage note due to fluctuations in the underlying benchmark interest rate. Concurrent with closing the HCR ManorCare Acquisition (see Note 5 for additional details on the HCR ManorCare Acquisition) the Company settled the interest-rate swap contract for proceeds of $1 million.

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

Credit risk is the risk that one of the parties to a derivative contract fails to perform or meet their financial obligation. The Company does not obtain collateral associated with its derivative instruments, but monitors the credit standing of its counterparties on a regular basis. Should a counterparty fail to perform, the Company would incur a financial loss to the extent that the associated derivative contract was in an asset position. At March 31, 2011, the Company does not anticipate non-performance by the counterparties to its outstanding derivative contracts.

In August 2009, the Company entered into an interest-rate swap contract (pay float and receive fixed), that was designated as hedging fluctuations in interest receipts related to its participation in the variable-rate first mortgage debt of HCR ManorCare. At March 31, 2011 the Company determined, based on the anticipated closing of the HCR ManorCare Acquisition during April 2011, the underlying hedged transactions (underlying mortgage debt interest receipts) were not probable of occurring. As a result, the Company reclassified $1 million of unrealized gains related to this interest-rate swap contract into other income, net. Concurrent with closing the HCR ManorCare Acquisition (for additional details see Note 5) the Company settled the interest-rate swap contract for proceeds of $1 million.

At March 31, 2011, the Company expects that the hedged forecasted transactions, for each of the outstanding qualifying cash flow hedging relationships, remain probable of occurring and no additional gains or losses recorded to accumulated other comprehensive income (loss) are expected to be reclassified to earnings as a result.

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

		Effects of Change in Interest Rates
Date Entered	Maturity Date	+50 Basis Points	-50 Basis Points	+100 Basis Points	-100 Basis Points
July 2005	July 2020	$1,692	$(2,068)	$3,572	$(3,948)
November 2008	October 2016	780	(631)	1,486	(1,337)
June 2009	September 2011	(577)	589	(1,159)	1,172
July 2009	July 2013	155	(159)	312	(316)
August 2009	August 2011	(453)	456	(908)	911

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Language Regarding Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q that are not historical factual statements are “forward-looking statements.” We intend to have our forward-looking statements covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with those provisions. Forward-looking statements include, among other things, statements regarding our and our officers’ intent, belief or expectations as identified by the use of words such as “may,” “will,” “project,” “expect,” “believe,” “intend,” “anticipate,” “seek,” “forecast,” “plan,” “estimate,” “could,” “would,” “should” and other comparable and derivative terms or the negatives thereof. In addition, we, through our officers, from time to time, make forward-looking oral and written public statements concerning our expected future operations, strategies, securities offerings, growth and investment opportunities, dispositions, capital structure changes, budgets and other developments. Readers are cautioned that, while forward-looking statements reflect our good faith belief and reasonable assumptions based upon current information, we can give no assurance that our expectations or forecasts will be attained. Therefore, readers should be mindful that forward-looking statements are not guarantees of future performance and that they are subject to known and unknown risks and uncertainties that are difficult to predict. As more fully set forth under “Part I, Item 1A. Risk Factors” in our Annual report on Form 10-K for the fiscal year ended December 31, 2010, factors that may cause our actual results to differ materially from the expectations contained in the forward-looking statements include:

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

•                  2011 Transaction Overview

•                  Dividends

•                  Critical Accounting Policies

•                  Results of Operations

•                  Liquidity and Capital Resources

•                  Non-GAAP Financial Measure — Funds from Operations

•                  Off-Balance Sheet Arrangements

•                  Contractual Obligations

•                  Inflation

•                  Recent Accounting Pronouncements

Executive Summary

We are a self-administered REIT that, together with our consolidated subsidiaries, invests primarily in real estate serving the healthcare industry in the United States (“U.S.”). We acquire, develop, lease, manage and dispose of healthcare real estate and provide financing to healthcare providers. At March 31, 2011, our portfolio of investments, including properties owned by our Investment Management Platform, consisted of interests in 679 facilities and $2.4 billion of mezzanine and other secured loan investments. Our Investment Management Platform represents the following joint ventures: (i) HCP Ventures III, LLC, (ii) HCP Ventures IV, LLC and (iii) the HCP Life Science ventures.

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

2011 Transaction Overview

HCP Ventures II Purchase

On January 14, 2011, we acquired our partner’s 65% interest in a joint venture that owns 25 senior housing facilities, becoming the sole owner of the portfolio. In connection with the closing of this acquisition, we paid approximately $136 million for the interest and assumed our partner’s share of $650 million of Fannie Mae secured debt with a weighted average fixed-rate of 5.66% and weighted average maturity of 5.3 years. At closing, we valued the joint venture’s assets at approximately $850 million. The consolidation of HCP Ventures II on January 14, 2011 resulted in a gain of $8 million that represents the fair value of our 35% interest in excess of our carrying value on the acquisition date.

Other Investment Transactions

During the quarter ended March 31, 2011, we made additional investments of $121 million as follows: (i) acquisition of four life science facilities, representing 200,000 rentable square feet, for approximately $67 million, including assumed debt of $48 million; (ii) acquisition of a medical office building, representing 132,000 rentable square feet for approximately $32 million; and (iii) funding construction and other capital projects of $22 million primarily in our life science and medical office segments.

On April 15, 2011, we purchased the Cove, the premier 20-acre parcel of land situated at the gateway of South San Francisco and adjacent to our 900,000 square foot Oyster Point campus. The land was acquired for $65 million.

Genesis HealthCare Early Payoff

On April 1, 2011, we received $330.4 million from the early repayment of our debt investments in Genesis HealthCare (“Genesis”). In conjunction with this prepayment, in the second quarter of 2011, we will recognize additional interest income of $35 million, which represents the related unamortized discount and termination fee. These debt investments were acquired in September and October 2010 for $290 million.

HCR ManorCare Acquisition

On April 7, 2011, we completed our acquisition of substantially all of the real estate assets of privately-owned HCR ManorCare, Inc., for a purchase price of $6.1 billion (“HCR ManorCare Acquisition”). We acquired 334 post-acute, skilled nursing and assisted living facilities located in 30 states, with the highest concentrations in Ohio, Pennsylvania, Florida, Illinois and Michigan. A wholly-owned subsidiary of HCR ManorCare will continue to operate the assets pursuant to a long-term triple-net master lease agreement supported by a guaranty from HCR ManorCare. Additionally, we exercised our option to purchase a 9.9% equity interest in the operations of HCR ManorCare for $95 million.

Financings

During the quarter ended March 31, 2011, in connection with our prefunding of the HCR ManorCare Acquisition, we completed $3.7 billion in debt and common stock offerings as follows:

•                  On January 24, 2011, we issued $2.4 billion of senior unsecured notes as follows: (i) $400 million of 2.70% notes due 2014; (ii) $500 million of 3.75% notes due 2016; (iii) $1.2 billion of 5.375% notes due 2021; and (iv) $300 million of 6.75% notes due 2041. The notes have a weighted average maturity of 10.3 years and a weighted average yield of 4.83%. The net proceeds from the offering were $2.37 billion.

•                  In March 2011, we completed a $1.273 billion public offering of 34.5 million shares of common stock.

On March 11, 2011, we entered into a new $1.5 billion unsecured revolving credit facility, which replaced the existing facility that was scheduled to mature in August 2011. Our new facility has a four-year term with a one-year committed extension option. Based on HCP’s current credit ratings, the facility bears interest at LIBOR plus 150 basis points and has a facility fee of 30 basis points. We have the right to increase the commitments under the new facility by an aggregate amount of up to $500 million, subject to customary conditions.

Dividends

On April 28, 2011, we announced that our Board declared a quarterly common stock cash dividend of $0.48 per share. The common stock dividend will be paid on May 24, 2011 to stockholders of record as of the close of business on May 9, 2011.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires our management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our condensed consolidated financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2010 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Results of Operations

We evaluate our business and allocate resources among our five business segments: (i) senior housing, (ii) life science, (iii) medical office, (iv) post-acute/skilled nursing, and (v) hospital. Under the senior housing, life science, post-acute/skilled nursing and hospital segments, we invest primarily in single operator or tenant properties, through the acquisition and development of real estate, and debt issued by operators in these sectors. Under the medical office segment, we invest through the acquisition of MOBs that are leased under gross or modified gross leases, generally to multiple tenants, and which generally require a greater level of property management.

Our financial results for the three months ended March 31, 2011 and 2010 are summarized as follows:

Comparison of the Three Months Ended March 31, 2011 to the Three Months Ended March 31, 2010

Rental and related revenues

	Three Months Ended March 31,		Change
Segments	2011	2010	$	%
	(dollars in thousands)
Senior housing	$99,051	$72,343	$26,708	37%
Life science	61,617	58,625	2,992	5
Medical office	67,673	65,187	2,486	4
Post-acute/skilled nursing	9,440	9,270	170	2
Hospital	18,382	18,845	(463)	(2)
Total	$256,163	$224,270	$31,893	14%

•                  Senior housing.  The increase in senior housing rental and related revenues for the three months ended March 31, 2011 was primarily related to: (i) a $12.7 million increase as a result of the consolidation of HCP Ventures II on January 14, 2011 (see Note 8 to the Condensed Consolidated Financial Statements for additional information), (ii) a $6.5 million increase as a result of increased rental revenues related to the transition of properties to Emeritus Corporation of 27 communities previously operated by Sunrise effective November 1, 2010 and (iii) increases from rent escalations and resets.

•                  Life science.  The increase in life science rental and related revenues was primarily the result of the additive effect of our life science facilities acquisitions during 2010 and 2011.

•                  Medical office.  The increase in medical office rental and related revenues was primarily the result of the additive effect of our medical office buildings acquisitions during 2010 and 2011.

Tenant recoveries

	Three Months Ended March 31,		Change
Segments	2011	2010	$	%
	(dollars in thousands)
Life science	$10,808	$9,650	$1,158	12%
Medical office	12,043	11,593	450	4
Hospital	593	518	75	14
Total	$23,444	$21,761	$1,683	8%

•      Life science.  Life science tenant recoveries increased primarily as the result of the additive effect of our life science facilities acquisitions during 2010 and 2011.

Income from direct financing leases

Income from direct financing leases (“DFLs”) increased $1.2 million to $13.4 million for the three months ended March 31, 2011. During the three months ended March 31, 2011, we received additional rents from property level expense credits of $1.1 million from various DFLs leased to Sunrise. No additional rents were received during the three months ended March 31, 2010.

Interest income

For the three months ended March 31, 2011, interest income increased $2.8 million to $38.1 million. This increase was primarily related to: (i) $8.2 million of additional income earned from our debt investments in Genesis purchased during 2010 and (ii) $0.9 million of additional income earned from the $360 million participation in the first mortgage debt of HCR ManorCare purchased in January 2011 as part of our prefunding activities for the HCR ManorCare Acquisition. These increases in interest income were partially offset by: (i) a $3.9 million decrease of interest earned from marketable debt securities that were sold in 2010 and (ii) a $2.9 million decrease of interest earned from our loan to an affiliate of the Cirrus Group, LLC that was placed on non-accrual status during 2011.

In April 2011, our loans to HCR ManorCare were extinguished and the Genesis loans were repaid, which resulted in combined incremental interest income of approximately $58 million for the recognition of unamortized discounts and termination fees. For a more detailed description of our loan investments and the above April 2011 transactions, see Notes 5 and 7 to the Condensed Consolidated Financial Statements.

Investment management fee income

Investment management fee income decreased $0.7 million to $0.6 million for the three months ended March 31, 2011 primarily as a result of acquiring our partner’s 65% interest in HCP Ventures II on January 14, 2011 (see Note 8 to the Condensed Consolidated Financial Statements for additional information).

Depreciation and amortization expense

Depreciation and amortization expense increased $13.5 million to $91.4 million for the three months ended March 31, 2011. The increase in depreciation and amortization expense was primarily related to: (i) a $9.1 million increase as a result of the consolidation of HCP Ventures II on January 14, 2011 (see Note 8 to the Condensed Consolidated Financial Statements for additional information) and (ii) a $3.6 million increase from the additive effect of our other property acquisitions during 2010 and 2011.

Interest expense

Interest expense increased $32.6 million to $108.6 million for the three months ended March 31, 2011. The increase in interest expense was primarily due to a $22 million increase from our $2.4 billion senior unsecured notes offering in January 2011 as a result of prefunding activities from our HCR ManorCare Acquisition and the $11.3 million write-off of unamortized loan fees related to our bridge loan commitment.

The table below sets forth information with respect to our debt, excluding premiums and discounts (dollars in thousands):

	As of March 31,
	2011	2010
Balance:
Fixed rate	$7,435,009	$4,686,330
Variable rate	299,538	982,337
Total	$7,734,547	$5,668,667
Percent of total debt:
Fixed rate	96%	83%
Variable rate	4	17
Total	100%	100%
Weighted-average interest rate at end of period:
Fixed rate	5.84%	6.27%
Variable rate	4.11%	2.15%
Total weighted-average rate	5.77%	5.56%

General and administrative expenses

General and administrative expenses decreased $3 million to $22 million for the three months ended March 31, 2011. The decrease in general and administrative expenses was primarily due to a decrease in legal fees associated with litigation matters, which was partially offset by an increase in acquisition costs and compensation related expenses.

Impairment recoveries

During the three months ended March 31, 2010, we recognized aggregate income of $11.9 million, which represents impairment recoveries of portions of previous impairment charges of investments related to Erickson. Erickson was the tenant at three of our senior housing CCRC DFLs and the borrower of a senior construction loan in which we had a participation interest (see Note 6 to the Condensed Consolidated Financial Statements).

Other income, net

For the three months ended March 31, 2011, other income, net increased $10 million to $10.3 million. The increase in other income, net was primarily related to a gain of $8 million resulting from our acquisition of our partner’s 65% interest in and consolidation of HCP Ventures II in January 2011 (see Note 8 to the Condensed Consolidated Financial Statements for additional information). No similar gain upon consolidation was recognized during the three months ended March 31, 2010.

Equity income from unconsolidated joint ventures

For the three months ended March 31, 2011, equity income from unconsolidated joint ventures decreased $0.6 million to $0.8 million. The decrease in equity income from unconsolidated joint ventures was primarily due to our consolidation of HCP Ventures II on January 14, 2011, which was previously accounted for as an equity method investment.

Liquidity and Capital Resources

Our principal liquidity needs are to: (i) fund normal operating expenses, (ii) meet debt service requirements, (iii) fund capital expenditures, including tenant improvements and leasing costs, (iv) fund acquisition and development activities, and (v) make dividend distributions. We believe these needs will be satisfied using cash flows generated by operations and from our various financing activities during the next twelve months. During the three months ended March 31, 2011, distributions to shareholders and noncontrolling interest holders exceeded cash flows from operations by approximately $38 million. During 2011, in conjunction with our activities to prefund the HCR ManorCare Acquisition, we raised aggregate net proceeds of $3.6 billion from issuances of debt and common stock, which proceeds, among other things, were the sources of cash used to fund the excess of distributions to shareholders and noncontrolling interest holders above cash flows from operations during the three months ended March 31, 2011.

Access to capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as to fund future acquisitions and development through the issuance of additional securities or secured debt. Credit ratings impact our ability to access capital and directly impact our cost of capital as well. For example, as noted below, our revolving line of credit facility accrues interest at a rate per annum equal to LIBOR plus a margin that depends upon our debt ratings. We also pay a facility fee on the entire revolving commitment that depends upon our debt ratings. As of April 28, 2011, we had credit ratings of Baa2 (stable) from Moody’s, BBB (stable) from S&P and BBB+ (stable) from Fitch on our senior unsecured debt securities, and Baa3 (stable) from Moody’s, BB+ (stable) from S&P and BBB- (stable) from Fitch on our preferred equity securities.

Net cash provided by operating activities was $150 million and $109 million for the three months ended March 31, 2011 and 2010, respectively. The increase in operating cash flows is primarily the result of the following: (i) the additive impact of our investments in 2010 and 2011, (ii) assets placed in service in 2010 and 2011 and (iii) rent escalations and resets in 2010 and 2011. Our cash flows from operations are dependent upon the occupancy level of multi-tenant buildings, rental rates on leases, our tenants’ performance on their lease obligations, the level of operating expenses and other factors.

Net cash used in investing activities was $576 million for the three months ended March 31, 2011 and consisted primarily of fundings of: (i) $360 million for investments in loans receivables, (ii) $136 million used in the acquisition of the partner’s 65% interest in HCP Ventures II, (iii) $65 million for acquisition and development of other real estate, and (iv) $9 million for leasing costs and tenant and capital improvements.

Net cash provided by financing activities was $3.4 billion for the three months ended March 31, 2011 and consisted primarily of: (i) the issuance of senior unsecured notes of $2.4 billion and (ii) net proceeds of $1.2 billion from the issuances of common stock and exercise of stock options. The amount of cash provided by financing activities was partially offset by: (i) payments of common and preferred dividends aggregating $184 million, (ii) debt issuance costs of $43 million, (iii) repayment of mortgage debt of $21 million and (iv) the purchase of noncontrolling interests of $19 million.

Debt

Bank Line of Credit

Our revolving line of credit facility provides for an aggregate borrowing capacity of $1.5 billion and matures on March 11, 2015, with a one-year committed extension option. We have the right to increase the commitments under the revolving line of credit facility by an aggregate amount of up to $500 million, subject to customary conditions. This revolving line of credit facility accrues interest at a rate per annum equal to LIBOR plus a margin that depends upon our debt ratings. We pay a facility fee on the entire revolving commitment that depends on our debt ratings. Based on our debt ratings at April 28, 2011, the margin on the revolving line of credit facility was 1.50% and the facility fee was 0.30%. At March 31, 2011, we had no amounts drawn under this revolving line of credit facility. At March 31, 2011, $113 million of aggregate letters of credit were also outstanding against the revolving line of credit facility, including a $103 million letter of credit as a result of the Ventas litigation. For further information regarding the Ventas litigation, see Note 12 to the Condensed Consolidated Financial Statements.

Our revolving line of credit facility contains certain financial restrictions and other customary requirements, including cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the agreement (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 60%, (iii) require a minimum Fixed Charge Coverage ratio of 1.5 times, and (iv) require a formula-determined Minimum Consolidated Tangible Net Worth of $8.0 billion at March 31, 2011. At March 31, 2011, we were in compliance with each of these restrictions and requirements of the revolving line of credit facility.

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

Senior Unsecured Notes

At March 31, 2011, we had senior unsecured notes outstanding with an aggregate principal balance of $5.7 billion. Interest rates on the notes ranged from 1.21% to 7.07% with a weighted-average effective interest rate of 5.64% at March 31, 2011. Discounts and premiums are amortized to interest expense over the term of the related notes. The senior unsecured notes contain certain covenants including limitations on debt, maintenance of unencumbered assets, cross-acceleration provisions and other customary terms. At March 31, 2011, we believe we were in compliance with these covenants.

Mortgage Debt

At March 31, 2011, we had $1.9 billion in aggregate principal amount of mortgage debt outstanding that is secured by 164 healthcare facilities, which had a carrying value of $2.8 billion. Interest rates on the mortgage debt ranged from 1.96% to 8.30% with a weighted-average effective interest rate of 6.15% at March 31, 2011.

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

Other Debt

At March 31, 2011, we had $90.7 million of non-interest bearing life care bonds at two of our continuing care retirement communities and non-interest bearing occupancy fee deposits at another of our senior housing facilities, all of which were payable to certain residents of the facilities (collectively, “Life Care Bonds”). At March 31, 2011, $34.9 million of the Life Care Bonds were refundable to the residents upon the resident moving out or to their estate upon death and $55.8 million of the Life Care Bonds were refundable after the unit is successfully remarketed to a new resident.

Debt Maturities

The following table summarizes our stated debt maturities and scheduled principal repayments at March 31, 2011 (in thousands):

Year	Amount(1)
2011 (Nine months)	$340,910
2012	326,209
2013	919,775
2014	673,314
2015	777,498
Thereafter	4,606,143
7,643,849
(Discounts) and premiums, net	(37,245)
$7,606,604

(1)   Excludes $91 million of other debt that represents Life Care Bonds at three of our senior housing facilities, which have no  scheduled maturities.

Derivative Instruments

We use derivative instruments to mitigate the effects of interest rate fluctuations on specific forecasted transactions as well as recognized financial obligations or assets. We do not use derivative instruments for speculative or trading purposes.

The following table summarizes our outstanding interest rate swap contracts as of March 31, 2011 (dollars in thousands):

Date Entered	Maturity Date	Hedge Designation	Fixed Rate	Floating Rate Index	Notional Amount	Fair Value(1)
July 2005(1)	July 2020	Cash Flow	3.82%	BMA Swap Index	$45,600	$(4,125)
November 2008	October 2016	Cash Flow	5.95%	1 Month LIBOR+1.50%	28,000	(2,841)
June 2009	September 2011	Fair Value	5.95%	1 Month LIBOR+4.21%	250,000	1,535
July 2009	July 2013	Cash Flow	6.13%	1 Month LIBOR+3.65%	14,200	(463)
August 2009(2)	August 2011	Cash Flow	1.24%	1 Month LIBOR	250,000	890

(1)    Represents three interest-rate swap contracts with an aggregate notional amount of $45.6 million.

(2)    Concurrent with closing the HCR ManorCare Acquisition (see Note 5 to the Condensed Consolidated Financial Statements for details on the HCR ManorCare Acquisition) the Company settled the interest-rate swap contract for proceeds of $1 million.

For a more detailed description of our derivative instruments, see Note 20 of the Condensed Consolidated Financial Statements and Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Equity

At March 31, 2011, we had 4.0 million shares of 7.25% Series E cumulative redeemable preferred stock, 7.8 million shares of 7.10% Series F cumulative redeemable preferred stock and 406 million shares of common stock outstanding. At March 31, 2011, equity totaled $9.3 billion and our equity securities had a market value of $15.9 billion.

At March 31, 2011, there were a total of 4.2 million DownREIT units outstanding in five limited liability companies in which we are the managing member. The DownREIT units are exchangeable for an amount of cash approximating the then-current market value of shares of our common stock or, at our option, shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications).

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

Non-GAAP Financial Measure — Funds From Operations (“FFO”)

We believe FFO applicable to common shares, diluted FFO applicable to common shares, and basic and diluted FFO per common share are important supplemental measures of operating performance for a real estate investment trust. Because the historical cost accounting convention used for real estate assets utilizes straight-line depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen and fallen with market conditions, presentations of operating results for a real estate investment trust that uses historical cost accounting for depreciation could be less informative. The term FFO was designed by the real estate investment trust industry to address this issue.

FFO is defined as net income applicable to common shares (computed in accordance with GAAP), excluding gains or losses from real estate dispositions and upon consolidation of joint venture, plus real estate and DFL depreciation and amortization, with adjustments for joint ventures. Adjustments for joint ventures are calculated to reflect FFO on the same basis. FFO does not represent cash generated from operating activities in accordance with GAAP, is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to net income. Our computation of FFO may not be comparable to FFO reported by other real estate investment trusts that do not define the term in accordance with the current National Association of Real Estate Investment Trusts’ (“NAREIT”) definition or that have a different interpretation of the current NAREIT definition from us. In addition, we present FFO, before the impact of impairments, recoveries, and merger-related items (“FFO as adjusted”). Management believes FFO as adjusted is a useful alternative measurement. This measure is a modification of the NAREIT definition of FFO and should not be used as an alternative to net income.

Details of certain items that affect comparability are discussed in the financials results summary of our financial results for the three months ended March 31, 2011 and 2010. The following is a reconciliation from net income applicable to common shares, the most direct comparable financial measure calculated and presented with GAAP, to FFO (dollars and shares in thousands)

	Three Months Ended March 31,
	2011	2010

Net income applicable to common shares	$63,875	$74,836
Depreciation and amortization of real estate, in-place lease and other intangibles:
Continuing operations	91,420	77,934
Discontinued operations	—	1,037
DFL depreciation	372	—
Gain upon consolidation of joint venture	(8,039)	—
Equity income from unconsolidated joint ventures	(798)	(1,383)
FFO from unconsolidated joint ventures	3,315	6,860
Noncontrolling interests’ and participating securities’ share in earnings	4,826	3,982
Noncontrolling interests’ and participating securities’ share in FFO	(5,282)	(4,588)
FFO applicable to common shares	$149,689	$158,678
Distributions on dilutive convertible units	—	1,607
Diluted FFO applicable to common shares	$149,689	$160,285

Diluted FFO per common share	$0.40	$0.54

Weighted average shares used to calculate diluted FFO per common share	373,960	297,565

Impact of adjustments to FFO:
Impairment recoveries	$—	$(11,900)
Merger-related items(1)	32,308	—
	$32,308	$(11,900)

FFO as adjusted applicable to common shares	$181,997	$146,778
Distributions on dilutive convertible units and other	1,733	2,969
Diluted FFO as adjusted	$183,730	$149,747

Diluted FFO as adjusted per common share	$0.56	$0.50

Weighted average shares used to calculate diluted FFO as adjusted per common share (2)	330,286	297,565

(1)

Merger-related items for 2011 include the following: (i) $10.3 million of direct transaction costs, net; and (ii) $22.0 million of interest expense associated with the $2.4 billion senior unsecured notes offering completed on January 24, 2011, which proceeds were obtained to prefund the HCR ManorCare Acquisition.

(2)

Our weighted average shares used to calculate diluted FFO as adjusted eliminate the impact of our December 2010 46 million shares common stock offering and 30 million shares from our March 2011 common stock offering (excludes 4.5 million shares sold to the underwriters upon exercise of their option to purchase additional shares), which issuances increased our weighted average shares by 47.3 million for the three months ended March 31, 2011. Proceeds from these offerings were used to fund a portion of the cash consideration for the HCR ManorCare Acquisition.

Off-Balance Sheet Arrangements

We own interests in certain unconsolidated joint ventures as described under Note 8 to the Condensed Consolidated Financial Statements. Except in limited circumstances, our risk of loss is limited to our investment in the joint venture and any outstanding loans receivable. In addition, we have certain properties which serve as collateral for debt that is owed by a previous owner of certain of our facilities, as described under Note 12 to the Condensed Consolidated Financial Statements. Our risk of loss for these certain properties is limited to the outstanding debt balance plus penalties, if any. We have no other material off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources except those described below under Contractual Obligations.

Contractual Obligations

The following table summarizes our material contractual payment obligations and commitments at March 31, 2011 (dollars in thousands):

	Total(1)	Less than One Year	2012-2013	2014-2015	More than Five Years
Senior unsecured notes	$5,729,265	$292,265	$800,000	$887,000	$3,750,000
Mortgage debt	1,914,584	48,645	445,984	563,812	856,143
Development commitments(2)	5,006	5,006	—	—	—
Ground and other operating leases	196,927	3,814	10,457	9,032	173,624
Interest(3)	2,809,369	321,574	780,786	602,921	1,104,088
Total	$10,655,151	$671,304	$2,037,227	$2,062,765	$5,883,855

(1)   Excludes $91 million of other debt that represents non-interest bearing life care bonds and occupancy fee deposits at three of our senior housing facilities, which have no scheduled maturities.

(2)   Represents construction and other commitments for developments in progress.

(3)   Interest on variable-rate debt is calculated using rates in effect at March 31, 2011.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2011, we were exposed to market risks related to fluctuations in interest rates on approximately $1.88 billion of variable-rate loan investments (excludes $250 million of variable-rate loan investments that have been hedged through interest-rate swap contracts) and $83 million of other investments where the payments fluctuate with changes in LIBOR. As a result of the extinguishment of the HCR ManorCare loans and the Genesis loan prepayments in April 2011, we are no longer exposed to fluctuations in interest rates on the $1.88 billion loan investment discussed above. See Note 7 to the Condensed Consolidated Financial Statements for additional information regarding our loan investments. Our exposure to income fluctuations related to our variable-rate investments is offset by (i) $25 million of variable-rate mortgage notes debt payable (excludes $88 million of variable-rate mortgage notes that have been hedged through interest-rate swap contracts), (ii) $25 million of variable-rate senior unsecured notes and (iii) $250 million of additional variable interest-rate exposure achieved through an interest-rate swap contract (pay float and receive fixed).

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a one percentage point increase in the interest rate related to the variable-rate investments and variable-rate debt, and assuming no other changes in the outstanding balance as of March 31, 2011 other than the April 2011 HCR ManorCare and Genesis transactions discussed above, net interest expense would increase by approximately $2 million, or $0.01 per common share on a diluted basis.

We use derivative financial instruments in the normal course of business to mitigate interest rate risk. We do not use derivative financial instruments for speculative purposes. Derivatives are recorded on the consolidated balance sheet at their fair value. See Note 20 to the Condensed Consolidated Financial Statements for further information.

To illustrate the effect of movements in the interest rate markets, we performed a market sensitivity analysis on our hedging instruments. We applied various basis point spreads, to the underlying interest rate curves of the derivative portfolio in order to determine the instruments’ change in fair value. Assuming a one percentage point change in the underlying interest rate curve, the estimated change in fair value of each of the underlying derivative instruments would not exceed $3.9 million. See Note 20 to the Condensed Consolidated Financial Statements for additional analysis details.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

See the Ventas and Sunrise litigation matters under the heading “Legal Proceedings” of Note 12 to the Condensed Consolidated Financial Statements in this report for information regarding legal proceedings, which information is incorporated by reference in this Item 3.

Item 1A.  Risk Factors

There are no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)

None.

(b)

None.

(c)

The table below sets forth information with respect to purchases of our common stock made by us or on our behalf or by any “affiliated purchaser,” as such term is defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, during the three months ended March 31, 2011.

Period Covered	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number Of Shares (Or Units) Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number (Or Approximate Dollar Value) Of Shares (Or Units) That May Yet Be Purchased Under The Plans Or Programs
January 1-31, 2011	112,096	$36.68	—	—
February 1-28, 2011	9,342	37.30	—	—
March 1-31, 2011	429	36.88	—	—
Total	121,867	36.73	—	—

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

4.1

First Supplemental Indenture dated as of January 24, 2011, by and between HCP and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated herein by reference to Exhibit 4.1 to HCP’s Current Report on Form 8-K (File No. 1-08895), filed January 24, 2011).

4.2	Form of 2.700% Senior Notes due 2014 (incorporated herein by reference to Exhibit 4.2 to HCP’s Current Report on Form 8-K (File No. 1-08895), filed January 24, 2011).

4.3	Form of 3.750% Senior Notes due 2016 (incorporated herein by reference to Exhibit 4.3 to HCP’s Current Report on Form 8-K (File No. 1-08895), filed January 24, 2011).

4.4	Form of 5.375% Senior Notes due 2021 (incorporated herein by reference to Exhibit 4.4 to HCP’s Current Report on Form 8-K (File No. 1-08895), filed January 24, 2011).

4.5	Form of 6.750% Senior Notes due 2041 (incorporated herein by reference to Exhibit 4.5 to HCP’s Current Report on Form 8-K (File No. 1-08895), filed January 24, 2011).

10.1

Credit Agreement, dated March 11, 2011, by and among HCP, as borrower, the lenders referred to therein, and Bank of America, N.A., as administrative agent (incorporated by reference herein to Exhibit 10.1 to HCP’s Current Report on Form 8-K (File No. 1-08895), filed March 15, 2011).

10.2

Separation, Consulting and General Release Agreement, dated March 19, 2011, by and between HCP and Thomas M. Herzog (incorporated by reference herein to Exhibit 10.1 to HCP’s Current Report on Form 8-K (File No. 1-08895), filed March 21, 2011). †

10.3	HCP, Inc. Terms and Conditions Applicable to Restricted Stock Unit Awards Granted Under the 2006 Performance Incentive Plan. *†

31.1	Certification by James F. Flaherty III, HCP’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification by Thomas M. Herzog, HCP’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).

32.1	Certification by James F. Flaherty III, HCP’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	Certification by Thomas M. Herzog, HCP’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Furnished herewith.
†	Management Contract or Compensatory Plan or Arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 3, 2011	HCP, Inc.

(Registrant)

/s/ JAMES F. FLAHERTY III
James F. Flaherty III
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ THOMAS M. HERZOG
Thomas M. Herzog
Executive Vice President-
Chief Financial Officer
(Principal Financial Officer)

/s/ SCOTT A. ANDERSON
Scott A. Anderson
Senior Vice President-
Chief Accounting Officer
(Principal Accounting Officer)