Form 10-Q
period 2011-06-30
HCP, INC.
filed 2011-08-02
CIK 765880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2011.

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

As of July 27, 2011, there were 407,179,224 shares of the registrant’s $1.00 par value common stock outstanding.

HCP, INC.

INDEX

PART I. FINANCIAL INFORMATION

HCP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2011	2010

ASSETS
Real estate:
Buildings and improvements	$8,986,880	$8,209,806
Development costs and construction in progress	156,198	144,116
Land	1,731,589	1,573,984
Accumulated depreciation and amortization	(1,392,002)	(1,251,142)
Net real estate	9,482,665	8,676,764

Net investment in direct financing leases	6,649,852	609,661
Loans receivable, net	110,980	2,002,866
Investments in and advances to unconsolidated joint ventures	224,625	195,847
Accounts receivable, net of allowance of $1,190 and $5,150, respectively	24,273	34,504
Cash and cash equivalents	276,205	1,036,701
Restricted cash	44,170	36,319
Intangible assets, net	400,438	316,375
Other assets, net	479,850	422,886
Total assets	$17,693,058	$13,331,923
LIABILITIES AND EQUITY
Bank line of credit	$—	$—
Senior unsecured notes	5,706,998	3,318,379
Mortgage debt	1,780,665	1,235,779
Other debt	89,466	92,187
Intangible liabilities, net	137,848	148,072
Accounts payable and accrued liabilities	589,818	313,806
Deferred revenue	66,995	77,653
Total liabilities	8,371,790	5,185,876

Commitments and contingencies

Preferred stock, $1.00 par value: 50,000,000 shares authorized; 11,820,000 shares issued and outstanding, liquidation preference of $25.00 per share	285,173	285,173
Common stock, $1.00 par value: 750,000,000 shares authorized; 407,120,455 and 370,924,887 shares issued and outstanding, respectively	407,120	370,925
Additional paid-in capital	9,328,607	8,089,982
Cumulative dividends in excess of earnings	(861,539)	(775,476)
Accumulated other comprehensive loss	(13,833)	(13,237)
Total stockholders’ equity	9,145,528	7,957,367

Joint venture partners	4,715	14,935
Non-managing member unitholders	171,025	173,745
Total noncontrolling interests	175,740	188,680
Total equity	9,321,268	8,146,047
Total liabilities and equity	$17,693,058	$13,331,923

See accompanying Notes to Condensed Consolidated Financial Statements.

HCP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Rental and related revenues	$261,573	$230,368	$517,736	$454,638
Tenant recoveries	22,441	22,068	45,885	43,829
Income from direct financing leases	143,662	11,995	157,057	24,210
Interest income	60,526	36,156	98,622	71,422
Investment management fee income	504	1,290	1,111	2,598
Total revenues	488,706	301,877	820,411	596,697

Costs and expenses:
Depreciation and amortization	90,052	77,700	181,472	155,634
Interest expense	105,129	72,745	213,705	148,697
Operating	46,621	45,416	93,467	91,503
General and administrative	34,872	20,525	56,824	45,449
Impairment recoveries	—	—	—	(11,900)
Total costs and expenses	276,674	216,386	545,468	429,383

Other income, net	7,518	181	17,830	494

Income before income taxes and equity income from unconsolidated joint ventures	219,550	85,672	292,773	167,808
Income taxes	(248)	(571)	(285)	(943)
Equity income from unconsolidated joint ventures	14,950	2,486	15,748	3,869
Income from continuing operations	234,252	87,587	308,236	170,734

Discontinued operations:
Income before gain on sales of real estate, net of income taxes	—	943	—	1,897
Gain on sales of real estate, net of income taxes	—	65	—	65
Total discontinued operations	—	1,008	—	1,962

Net income	234,252	88,595	308,236	172,696
Noncontrolling interests’ share in earnings	(5,493)	(3,494)	(9,384)	(6,559)
Net income attributable to HCP, Inc.	228,759	85,101	298,852	166,137
Preferred stock dividends	(5,283)	(5,283)	(10,566)	(10,566)
Participating securities’ share in earnings	(483)	(353)	(1,347)	(1,270)
Net income applicable to common shares	$222,993	$79,465	$286,939	$154,301

Basic earnings per common share:
Continuing operations	$0.55	$0.27	$0.74	$0.52
Discontinued operations	—	—	—	—
Net income applicable to common shares	$0.55	$0.27	$0.74	$0.52
Diluted earnings per common share:
Continuing operations	$0.55	$0.27	$0.73	$0.52
Discontinued operations	—	—	—	—
Net income applicable to common shares	$0.55	$0.27	$0.73	$0.52
Weighted-average shares used to calculate earnings per common share:
Basic	406,193	294,880	389,249	294,056
Diluted	411,710	296,037	391,100	295,067

Dividends declared per common share	$0.48	$0.465	$0.96	$0.93

See accompanying Notes to Condensed Consolidated Financial Statements.

HCP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

(Unaudited)

						Cumulative	Accumulated
					Additional	Dividends	Other	Total	Total
	Preferred Stock		Common Stock		Paid-In	In Excess	Comprehensive	Stockholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Of Earnings	Income (Loss)	Equity	Interests	Equity
January 1, 2011	11,820	$285,173	370,925	$370,925	$8,089,982	$(775,476)	$(13,237)	$7,957,367	$188,680	$8,146,047
Comprehensive income:
Net income	—	—	—	—	—	298,852	—	298,852	9,384	308,236
Change in net unrealized gains on securities:
Unrealized gains	—	—	—	—	—	—	1,331	1,331	—	1,331
Change in net unrealized gains (losses) on cash flow hedges:
Unrealized losses	—	—	—	—	—	—	(1,041)	(1,041)	—	(1,041)
Less reclassification adjustment realized in net income	—	—	—	—	—	—	(1,218)	(1,218)	—	(1,218)
Change in Supplemental Executive Retirement Plan obligation	—	—	—	—	—	—	66	66	—	66
Foreign currency translation adjustment	—	—	—	—	—	—	266	266	—	266
Total comprehensive income								298,256	9,384	307,640
Issuance of common stock, net	—	—	35,691	35,691	1,236,276	—	—	1,271,967	(2,599)	1,269,368
Repurchase of common stock	—	—	(131)	(131)	(4,678)	—	—	(4,809)	—	(4,809)
Exercise of stock options	—	—	635	635	16,381	—	—	17,016	—	17,016
Amortization of deferred compensation	—	—	—	—	10,205	—	—	10,205	—	10,205
Preferred dividends	—	—	—	—	—	(10,566)	—	(10,566)	—	(10,566)
Common dividends ($0.96 per share)	—	—	—	—	—	(374,349)	—	(374,349)	—	(374,349)
Purchase of noncontrolling interests	—	—	—	—	(19,559)	—	—	(19,559)	(14,059)	(33,618)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(7,166)	(7,166)
Noncontrolling interest in acquired assets	—	—	—	—	—	—	—	—	1,500	1,500
June 30, 2011	11,820	$285,173	407,120	$407,120	$9,328,607	$(861,539)	$(13,833)	$9,145,528	$175,740	$9,321,268

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

See accompanying Notes to Condensed Consolidated Financial Statements.

HCP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$308,236	$172,696
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate, in-place lease and other intangibles:
Continuing operations	181,472	155,634
Discontinued operations	—	1,249
Amortization of above and below market lease intangibles, net	(2,093)	(3,708)
Stock-based compensation	10,205	7,688
Amortization of debt premiums, discounts and issuance costs, net	18,402	5,304
Straight-line rents	(32,912)	(21,695)
Interest accretion	(41,858)	(30,742)
Deferred rental revenues	(1,077)	(2,022)
Equity income from unconsolidated joint ventures	(15,748)	(3,869)
Distributions of earnings from unconsolidated joint ventures	1,569	3,648
Gain upon consolidation of joint venture	(7,769)	(65)
Marketable securities gains, net	—	(35)
Gain upon settlement of loans receivable	(22,812)	—
Derivative (gains) losses, net	(3,308)	723
Impairment recoveries	—	(11,900)
Changes in:
Accounts receivable, net	8,822	4,456
Other assets	(4,010)	1,375
Accounts payable and accrued liabilities	35,696	(2,640)
Net cash provided by operating activities	432,815	276,097
Cash flows from investing activities:
Cash used in the HCR ManorCare Acquisition, net of cash acquired	(3,801,624)	—
Cash used in the HCP Ventures II purchase, net of cash acquired	(135,550)	—
Other acquisitions and development of real estate	(148,032)	(157,176)
Leasing costs and tenant and capital improvements	(20,940)	(16,545)
Purchase of an interest in and contributions to unconsolidated joint ventures	(95,000)	(264)
Distributions in excess of earnings from unconsolidated joint ventures	1,558	1,723
Proceeds from the sale of securities	—	242
Principal repayments on loans receivable	303,720	25,586
Investments in loans receivable	(360,932)	(8,081)
Increase in restricted cash	(7,851)	(6,817)
Net cash used in investing activities	(4,264,651)	(161,332)
Cash flows from financing activities:
Repayment of term loan	—	(200,000)
Repayments of mortgage debt	(141,684)	(87,720)
Issuance of senior unsecured notes	2,400,000	—
Debt issuance costs	(42,852)	—
Net proceeds from the issuance of common stock and exercise of options	1,281,575	440,589
Dividends paid on common and preferred stock	(384,915)	(284,753)
Sale (purchase) of noncontrolling interests	(33,618)	8,395
Distributions to noncontrolling interests	(7,166)	(7,275)
Net cash provided by (used in) financing activities	3,071,340	(130,764)
Net decrease in cash and cash equivalents	(760,496)	(15,999)
Cash and cash equivalents, beginning of period	1,036,701	112,259
Cash and cash equivalents, end of period	$276,205	$96,260

See accompanying Notes to Condensed Consolidated Financial Statements.

HCP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)         Business

HCP, Inc., an S&P 500 company, together with its consolidated entities (collectively, “HCP” or the “Company”), invests primarily in real estate serving the healthcare industry in the United States (“U.S.”). The Company is a self-administered, Maryland real estate investment trust (“REIT”) organized in 1985. The Company is headquartered in Long Beach, California, with offices in Nashville, Tennessee and San Francisco, California. The Company acquires, develops, leases, manages and disposes of healthcare real estate, and provides financing to healthcare providers. The Company’s portfolio is comprised of investments in the following five healthcare segments: (i) senior housing, (ii) post-acute/skilled nursing, (iii) life science, (iv) medical office and (v) hospital.

(2)         Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Management is required to make estimates and assumptions in the preparation of financial statements in conformity with GAAP. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The condensed consolidated financial statements include the accounts of HCP, its wholly-owned subsidiaries and joint ventures or variable interest entities (“VIEs”) that it controls through voting rights or other means. All material intercompany transactions and balances have been eliminated upon consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been included. Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The accompanying unaudited interim financial information should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”).

Certain amounts in the Company’s condensed consolidated financial statements for prior periods have been reclassified to conform to the current period presentation. Assets sold or held for sale and associated liabilities have been reclassified on the condensed consolidated balance sheets and the related operating results reclassified from continuing to discontinued operations on the condensed consolidated income statements (see Note 5).

Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (‘‘FASB’’) issued Accounting Standards Update No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASC 2011-02”). The amendments in this update clarify, among other things, the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. The Company does not expect the adoption of ASC 2011-05 on July 1, 2011 to have an impact on its consolidated financial position or results of operations.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASC 2011-05”). The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The Company does not expect the adoption of ASC 2011-05 on January 1, 2012 to have an impact on its consolidated financial position or results of operations.

(3)   HCR ManorCare Acquisition

On April 7, 2011, the Company completed its acquisition of substantially all of the real estate assets of HCR ManorCare, Inc. (“HCR ManorCare”), for a purchase price of $6 billion (“HCR ManorCare Acquisition”). The purchase price consisted of the following: (i) $4 billion in cash consideration; and (ii) $2 billion representing the fair value of the Company’s former HCR ManorCare debt investments that were settled as part of this acquisition. Through this transaction, the Company acquired 334 HCR ManorCare post-acute, skilled nursing and assisted living facilities. The facilities are located in 30 states, with the highest concentrations in Ohio, Pennsylvania, Florida, Illinois and Michigan. A wholly-owned subsidiary of HCR ManorCare will continue to operate the assets pursuant to a long-term triple-net master lease agreement supported by a guaranty from HCR ManorCare. Additionally, the Company exercised its option to purchase an interest in the operations of HCR ManorCare for $95 million that represented a 9.9% equity interest at closing.

The HCR ManorCare total purchase price is as follows (in thousands):

April 7, 2011

Payment of aggregate cash consideration, net of cash acquired	$3,801,624
HCP’s loan investments in HCR ManorCare’s debt settled at fair value (1)	1,990,406
Assumed HCR ManorCare accrued liabilities at fair value	224,932
Total purchase consideration	$6,016,962

Legal, accounting and other fees and costs(2)	$26,839

(1)          The Company recognized a gain of approximately $23 million, included in interest income, which represents the fair value of the Company’s existing mezzanine and mortgage loan investments in HCR ManorCare in excess of its carrying value on the acquisition date.

(2)          Represents estimated fees and costs of $15.5 million and $11.3 million that were expensed and included in general and administrative expense and interest expense, respectively. These charges are directly attributable to the transaction and represent non-recurring costs.

The following table summarizes the fair values of the HCR ManorCare assets acquired and liabilities assumed at the acquisition date of April 7, 2011 (in thousands):

Assets acquired
Net investments in direct financing leases	$6,002,074
Cash and cash equivalents	6,996
Intangible assets, net	14,888
Total assets acquired	$6,023,958

Total liabilities assumed	$224,932
Net assets acquired	$5,799,026

In connection with the HCR ManorCare Acquisition, the Company entered into a credit agreement for a 365-day bridge loan facility (from funding to maturity) in an aggregate amount of up to $3.3 billion. On March 22, 2011, the Company delivered notice to the lenders under the bridge loan facility that it had terminated the bridge loan facility in accordance with its terms effective March 25, 2011. Consequently, in March 2011 the Company incurred a charge of $11.3 million related to the write-off of unamortized loan fees associated with this bridge loan commitment that is included in interest expense for the six months ended June 30, 2011.

The related assets and liabilities of HCR ManorCare are included in the condensed consolidated financial statements from the date of acquisition, April 7, 2011.

Pro Forma Results of Operations

The following unaudited pro forma consolidated results of operations assume that the HCR ManorCare Acquisition, including the Company’s equity interest in the operations of HCR ManorCare, was completed as of January 1 for each of the periods presented below (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	$472,767	$413,226	$913,117	$820,186
Net income	219,335	187,336	409,372	370,881
Net income applicable to HCP, Inc.	213,842	183,842	399,988	364,322

Basic earnings per common share	$0.51	$0.48	$0.96	$0.95
Diluted earnings per common share	0.51	0.48	0.96	0.95

(4)         Other Real Estate Property Investments

A summary of real estate acquisitions for the six months ended June 30, 2011 follows (in thousands):

	Consideration			Assets Acquired
Segment	Cash Paid	Debt Assumed	Noncontrolling Interest	Real Estate	Net Intangibles
Life science	$84,047	$48,252	$—	$126,610	$5,689
Medical office	29,743	—	1,500	26,191	5,052
	$113,790	$48,252	$1,500	$152,801	$10,741

See discussion of the purchase and consolidation of HCP Ventures II in Note 8.

During the six months ended June 30, 2011, the Company funded an aggregate of $54 million for construction, tenant and other capital improvement projects, primarily in its life science and medical office segments. During the six months ended June 30, 2011, two of the Company’s life science facilities located in South San Francisco were placed in service representing 88,000 square feet.

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

(5)   Discontinued Operations

There were no properties classified as held for sale and reported as discontinued operations as of or during the three or six months ended June 30, 2011.

The following table summarizes operating income from discontinued operations (dollars in thousands):

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Rental and related revenues	$1,142	$3,121

Depreciation and amortization expenses	212	1,249
Operating expenses	45	69
Other income, net	(58)	(94)
Income, net of income taxes	$943	$1,897
Gain on sales of real estate, net of income taxes	65	65

Number of properties held for sale	13	13
Number of properties sold	1	1
Number of properties included in discontinued operations	14	14

(6)         Net Investment in Direct Financing Leases

The components of net investment in direct financing leases (“DFLs”) consist of the following (dollars in thousands):

	June 30,	December 31,
	2011	2010
Minimum lease payments receivable	$26,000,472	$1,266,129
Estimated residual values	4,010,514	409,270
Less unearned income	(23,361,134)	(1,065,738)
Net investment in direct financing leases	$6,649,852	$609,661
Properties subject to direct financing leases	361	27

On April 7, 2011, the Company completed the acquisition of 334 HCR ManorCare properties subject to a single master lease that the Company classified as a DFL. See discussion of the $6 billion HCR ManorCare Acquisition in Note 3.

Lease payments previously due to the Company relating to three land-only DFLs, along with the land, were subordinate to and served as collateral for first mortgage construction loans entered into by Erickson Retirement Communities and its affiliate entities (“Erickson”) to fund development costs related to the properties. On October 19, 2009, Erickson filed for bankruptcy protection, which included a plan of reorganization. In December 2009, the Company concluded that it was appropriate to reduce the carrying value of these assets to a nominal amount. In February 2010, the Company entered into a settlement agreement with Erickson which was subsequently approved by the bankruptcy court. In April 2010, the reorganization was completed, which resulted in the Company (i) retaining deposits held by the Company with balances of $5 million and (ii) receiving an additional $9.6 million. As a result of the April 2010 subsequent event, in the three months ended March 31, 2010, the Company recognized aggregate income of $11.9 million in impairment recoveries, which represented the reversal of a portion of the allowances established pursuant to the previous December 2009 impairment charges related to its investments in the three DFLs and participation interest in the senior construction loan.

(7)   Loans Receivable

The following table summarizes the Company’s loans receivable (in thousands):

	June 30, 2011			December 31, 2010
	Real Estate Secured	Other Secured	Total	Real Estate Secured	Other Secured	Total
Mezzanine	$—	$90,229	$90,229	$—	$1,144,485	$1,144,485
Other	26,777	—	26,777	1,030,454	—	1,030,454
Unamortized discounts, fees and costs	(1,540)	(1,089)	(2,629)	(107,549)	(61,127)	(168,676)
Allowance for loan losses	—	(3,397)	(3,397)	—	(3,397)	(3,397)
	$25,237	$85,743	$110,980	$922,905	$1,079,961	$2,002,866

HCR ManorCare Loans

On December 21, 2007, the Company made an investment in mezzanine loans having an aggregate par value of $1.0 billion at a discount of $100 million, which resulted in an acquisition cost of $900 million. These interest-only loans paid interest on their par values at a floating rate of one-month London Interbank Offered Rate (“LIBOR”) plus 4.0%. At December 31, 2010, the carrying value of these loans was $953 million.

On August 3, 2009, the Company purchased a $720 million participation in the first mortgage debt of HCR ManorCare at a discount of $130 million, which resulted in an acquisition cost of $590 million. At December 31, 2010, the carrying value of the participations in this loan was $639 million. In connection with the HCR ManorCare Acquisition prefunding activities, on January 31, 2011, the Company purchased an additional $360 million participation in the first mortgage debt of HCR ManorCare. The $1.08 billion participations paid interest at LIBOR plus 1.25%.

Upon the April 7, 2011 closing of the HCR ManorCare Acquisition, the Company’s loans to HCR ManorCare were settled, which resulted in additional interest income of $23 million that represents the excess of the loans’ fair values above their carrying values. See Note 3 for additional discussion related to the HCR ManorCare Acquisition.

Genesis HealthCare Loans

In September and October 2010 the Company purchased participations in a senior loan and mezzanine note of Genesis HealthCare (“Genesis”) with par values of $277.6 million and $50.0 million, respectively, each at a discount for $249.9 million and $40.0 million, respectively.

The Genesis senior loan paid interest on the par value at LIBOR (subject to a current floor of 1.5% increasing to 2.5% by maturity) plus a spread of 4.75% increasing to 5.75% by maturity. The senior loan was secured by all of Genesis’ assets. The mezzanine note paid interest on the par value at LIBOR plus a spread of 7.50%. In addition to the coupon interest payments, the mezzanine note required the payment of a termination fee, of which the Company’s share prior to the early repayment of this loan was $2.3 million. The mezzanine note was subordinate to the senior loan and secured by an indirect pledge of equity ownership in Genesis’ assets.

On April 1, 2011, the Company received $330.4 million from the early repayment of its loans to Genesis, and recognized additional interest income of $34.8 million, which represents the related unamortized discount and termination fee.

Cirrus Group, LLC Loan

The Company holds an interest-only, senior secured term loan made to an affiliate of the Cirrus Group, LLC (“Cirrus”). The loan had a maturity date of December 31, 2008, with a one-year extension period at the option of the borrower, subject to certain terms and conditions, under which amounts were borrowed to finance the acquisition, development, syndication and operation of new and existing surgical partnerships. The loan is collateralized by all of the assets of the borrower (comprised primarily of interests in partnerships operating surgical facilities, some of which are on the premises of properties owned by the Company or HCP Ventures IV, LLC, an unconsolidated joint venture of the Company) and is supported in part by limited guarantees made by certain post and current principals of Cirrus. Recourse under certain of these guarantees is limited to the guarantors’ respective interests in certain entities owning real estate that are pledged to secure such guarantees. At December 31, 2008, the borrower did not meet the conditions necessary to exercise its extension option and did not repay the loan upon maturity. On April 22, 2009, new terms for extending the maturity date of the loan were agreed to, including the payment of a $1.1 million extension fee, and the maturity date was extended to December 31, 2010. In July 2009, the Company issued a notice of default for the borrower’s failure to make interest payments. In December 2009, the Company determined that the loan was impaired and recognized a provision for loan loss of $4.3 million. This provision for loan loss resulted from discussions that began in December 2009 to restructure the loan. Effective January 1, 2011, the Company placed the loan on cost-recovery status, under which accrual of interest income is suspended and any payments received from the borrower are applied to reduce the recorded investment in the loan, as the amount and timing of payments from this loan have become less certain. Through July 2011, the Company has made various attempts to restructure the loan; however, currently there is no indication from the guarantors of the loan that they will approve the terms and conditions of a proposed loan restructure. However, the Company continues to believe that the value of the collateral supporting the loan exceeds the amount due. Cirrus is in the process of marketing certain of the collateral assets for sale as a means of paying off the loan. Should the borrower be unsuccessful in selling the collateral assets and other sources of repayment are inadequate, the Company could be required to further modify this loan or take possession of the collateral, either of which could result in additional impairment charges. At June 30, 2011 and December 31, 2010, the carrying value of this loan, including accrued interest of $6.0 million and $7.2 million, respectively, was $91.7 million and $93.1 million, respectively. During the three and six months ended June 30, 2011, the Company received cash payments from the borrower of $0.2 million and $1.2 million, respectively.

(8)   Investments in and Advances to Unconsolidated Joint Ventures

HCP Ventures II

On January 14, 2011, the Company acquired its partner’s 65% interest in HCP Ventures II, a joint venture that owned 25 senior housing facilities, becoming the sole owner of the portfolio.

The HCP Ventures II purchase consideration is as follows (in thousands):

January 14, 2011

Cash paid for HCP Ventures II’s partnership interest	$135,550
Fair value of HCP’s 35% interest in HCP Ventures II (carrying value of $65,223 at closing) (1)	72,992
Total purchase consideration	$208,542

Estimated fees and costs
Legal, accounting and other fees and costs(2)	$150
Debt assumption fees(3)	500
Total	$650

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

In accordance with the accounting guidance applicable to acquisitions of the partner’s ownership interests that result in consolidation of previously unconsolidated entities, the Company recorded all of the assets and liabilities of HCP Ventures II at their fair value as of the acquisition date, January 14, 2011. The Company utilized relevant market data and valuation techniques to allocate the acquisition date fair value for HCP Ventures II. Relevant market data and valuation techniques included, but were not limited to, market data comparables for capitalization and discount rates, credit spreads and property specific cash flows assumptions. The capitalization and discount rates as well as credit spread assumptions utilized in the Company’s valuation model were based on information that it believes to be within a reasonable range of current market data. The following table summarizes the fair values of the HCP Ventures II assets acquired and liabilities assumed as of the acquisition date of January 14, 2011 (in thousands):

Assets acquired
Buildings and improvements	$683,033
Land	80,180
Cash	2,585
Restricted cash	1,861
Intangible assets	78,293
Total assets acquired	$845,952

Liabilities assumed
Mortgage debt	$635,182
Other liabilities	2,228
Total liabilities assumed	637,410
Net assets acquired	$208,542

The related assets, liabilities and results of operations of HCP Ventures II are included in the consolidated financial statements from the date of acquisition, January 14, 2011.

Summary of Unconsolidated Joint Venture Information

The Company owns interests in the following entities which are accounted for under the equity method at June 30, 2011 (dollars in thousands):

Entity(1)	Properties/Segment	Investment(2)	Ownership%
HCRMC Operations, LLC	post-acute/skilled nursing	$96,136	9.9(3)
HCP Ventures III, LLC	13 medical office	9,359	30
HCP Ventures IV, LLC	54 medical office and 4 hospital	36,793	20
HCP Life Science(4)	4 life science	66,058	50-63
Horizon Bay Hyde Park, LLC	1 senior housing	7,694	75
Suburban Properties, LLC	1 medical office	8,368	67
Advances to unconsolidated joint ventures, net		217
		$224,625
Edgewood Assisted Living Center, LLC(5)	1 senior housing	$(297)	45
Seminole Shores Living Center, LLC(5)	1 senior housing	(809)	50
		$(1,106)

(1)         These entities are not consolidated because the Company does not control, through voting rights or other means, the joint ventures. See Note 2 to the Consolidated Financial Statements for the year ended December 31, 2010 in the Company’s Annual Report on Form 10-K filed with the SEC regarding the Company’s policy on consolidation.

(2)         Represents the carrying value of the Company’s investment in the unconsolidated joint venture. See Note 2 to the Consolidated Financial Statements for the year ended December 31, 2010 in the Company’s Annual Report on Form 10-K filed with the SEC regarding the Company’s policy for accounting for joint venture interests.

(3)         Subject to dilution of certain equity awards, the ownership percentage is approximately 9.3%. See discussion of the HCR ManorCare Acquisition in Note 3.

(4)         Includes three unconsolidated joint ventures between the Company and an institutional capital partner for which the Company is the managing member. HCP Life Science includes the following partnerships: (i) Torrey Pines Science Center, LP (50%); (ii) Britannia Biotech Gateway, LP (55%); and (iii) LASDK, LP (63%).

(5)         As of June 30, 2011, the Company has guaranteed in the aggregate $4 million of a total of $8 million of mortgage debt for these joint ventures. No amounts have been recorded related to these guarantees at June 30, 2011. Negative investment amounts are included in accounts payable and accrued liabilities in the Company’s condensed consolidated financial statements.

Summarized combined financial information for the Company’s unconsolidated joint ventures follows (in thousands):

	June 30,	December 31,
	2011(1)	2010(1)(2)
Real estate, net	$3,830,031	$1,633,209
Goodwill	3,495,500	—
Other assets, net	3,070,286	131,714
Total assets	$10,395,817	$1,764,923

Capital lease obligations and other debt	$6,513,100	$—
Mortgage debt	500,631	1,148,839
Accounts payable	943,188	32,120
Other partners’ capital	2,190,037	415,697
HCP’s capital(3)	248,861	168,267
Total liabilities and partners’ capital	$10,395,817	$1,764,923

(1)          Includes the financial information of HCRMC Operations, LLC, in which the Company acquired an interest for $95 million that represented a 9.9% equity interest at closing.

(2)          Includes the financial information of HCP Ventures II, which was consolidated on January 14, 2011.

(3)          The combined basis difference of the Company’s investments in these joint ventures of $26 million, as of June 30, 2011, is primarily attributable to goodwill, real estate, capital lease obligations, deferred tax assets and lease related net intangibles.

	Three Months Ended June 30,(1)		Six Months Ended June 30,(1)
	2011(2)	2010	2011(2)	2010
Total revenues	$1,032,420	$46,959	$1,059,309	$92,803
Net income (loss)	(26,439)	3,492	(26,062)	4,383
HCP’s share in earnings(3)	14,950	2,486	15,748	3,869
Fees earned by HCP	504	1,290	1,111	2,598
Distributions received by HCP	2,158	3,147	3,127	5,371

(1)          Includes the financial information of HCP Ventures II, which was consolidated on January 14, 2011.

(2)          Includes the financial information of HCRMC Operations, LLC, in which the Company acquired an interest for $95 million that represented a 9.9% equity interest at closing.

(3)          The Company’s joint venture interest in HCRMC Operations, LLC is accounted for using the equity method and results in an ongoing reduction of DFL income, proportional to HCP’s ownership in HCRMC Operations, LLC. Further, the Company’s share of earnings from HCRMC Operations, LLC (equity income) increases for the corresponding reduction of related lease expense recognized at the HCRMC Operations, LLC level.

(9)     Intangibles

At June 30, 2011 and December 31, 2010, intangible lease assets, including lease-up intangibles, above market tenant lease intangibles, below market ground lease intangibles and intangible assets related to non-compete agreements, were $586.5 million and $511.4 million, respectively. At June 30, 2011 and December 31, 2010, the accumulated amortization of intangible assets was $186.1 million and $195.0 million, respectively.

At June 30, 2011 and December 31, 2010, below market lease and above market ground lease intangible liabilities were $220.6 million and $233.5 million, respectively. At June 30, 2011 and December 31, 2010, the accumulated amortization of intangible liabilities was $82.8 million and $85.4 million, respectively.

(10)  Other Assets

The Company’s other assets consist of the following (in thousands):

	June 30,	December 31,
	2011	2010
Straight-line rent assets, net of allowance of $42,356 and $35,190, respectively	$239,308	$206,862
Leasing costs, net	85,826	86,676
Deferred debt issuance costs, net	39,650	23,541
Goodwill	50,346	50,346
Marketable equity securities	23,780	—
Other	40,940	55,461
Total other assets	$479,850	$422,886

In June 2011, the Company purchased approximately $22.4 million of marketable equity securities.

(11) Debt

Bank Line of Credit and Term Loan

The Company’s revolving line of credit facility provides for an aggregate borrowing capacity of $1.5 billion and matures on March 11, 2015, with a one-year committed extension option. The Company has the right to increase the commitments under the revolving line of credit facility by an aggregate amount of up to $500 million, subject to customary conditions. Borrowings under this revolving line of credit facility accrues interest at a rate per annum equal to LIBOR plus a margin that depends on the Company’s debt ratings. The Company pays a facility fee on the entire revolving commitment that depends upon its debt ratings. Based on the Company’s debt ratings at June 30, 2011, the margin on the revolving line of credit facility was 1.50% and the facility fee was 0.30%. At June 30, 2011 and December 31, 2010, the Company had no amounts drawn under this revolving line of credit facility. At June 30, 2011, $112.7 million of aggregate letters of credit were also outstanding against the revolving line of credit facility, including a $103 million letter of credit as a result of the Ventas, Inc. (“Ventas”) litigation. For further information regarding the Ventas litigation, see Note 12.

The Company’s revolving line of credit facility contains certain financial restrictions and other customary requirements, including cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the agreement (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 60%, (iii) require a minimum Fixed Charge Coverage ratio of 1.5 times, and (iv) require a formula-determined Minimum Consolidated Tangible Net Worth of $8.0 billion at June 30, 2011. At June 30, 2011, the Company was in compliance with each of these restrictions and requirements of the revolving line of credit facility.

Senior Unsecured Notes

At June 30, 2011, the Company had senior unsecured notes outstanding with an aggregate principal balance of $5.7 billion. Interest rates on the notes ranged from 1.15% to 7.07%. The weighted-average effective interest rate on the senior unsecured notes at June 30, 2011 was 5.64%. Discounts and premiums are amortized to interest expense over the term of the related notes. The senior unsecured notes contain certain covenants including limitations on debt, maintenance of unencumbered assets, cross-acceleration provisions and other customary terms. The Company believes it was in compliance with these covenants at June 30, 2011.

On January 24, 2011, the Company issued $2.4 billion of senior unsecured notes as follows: (i) $400 million of 2.70% notes due 2014; (ii) $500 million of 3.75% notes due 2016; (iii) $1.2 billion of 5.375% notes due 2021; and (iv) $300 million of 6.75% notes due 2041. The notes have a weighted average maturity of 10.3 years and a weighted average yield of 4.83%. The net proceeds from this offering totaled $2.37 billion and were used to fund a portion of the HCR ManorCare Acquisition (see Note 3 for additional information).

Mortgage Debt

At June 30, 2011, the Company had $1.8 billion in aggregate principal amount of mortgage debt outstanding that is secured by 144 healthcare facilities that had a carrying value of $2.8 billion. Interest rates on the mortgage debt ranged from 1.89% to 8.85% with a weighted-average effective rate of 6.11% at June 30, 2011.

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

Other Debt

At June 30, 2011, the Company had $89.5 million of non-interest bearing life care bonds at two of its continuing care retirement communities and non-interest bearing occupancy fee deposits at another of its senior housing facilities, all of which were payable to certain residents of the facilities (collectively, “Life Care Bonds”). At June 30, 2011, $33.8 million of the Life Care Bonds were refundable to the residents upon the resident moving out or to their estate upon death, and $55.7 million of the Life Care Bonds were refundable after the unit is successfully remarketed to a new resident.

Debt Maturities

The following table summarizes the Company’s stated debt maturities and scheduled principal repayments at June 30, 2011 (in thousands):

Year	Senior Unsecured Notes	Mortgage Debt	Total(1)
2011 (Six months)	$292,265	$19,291	$311,556
2012	250,000	73,515	323,515
2013	550,000	366,895	916,895
2014	487,000	183,234	670,234
2015	400,000	301,530	701,530
Thereafter	3,750,000	850,804	4,600,804
	5,729,265	1,795,269	7,524,534
(Discounts) and premiums, net	(22,267)	(14,604)	(36,871)
	$5,706,998	$1,780,665	$7,487,663

(1)              Excludes $89 million of other debt that represents the Life Care Bonds at three of the Company’s senior housing facilities that have no scheduled maturities.

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

On September 22, 2009, the Company filed a motion for judgment as a matter of law or for a new trial. Also on September 22, 2009, Ventas filed a motion seeking approximately $20 million in prejudgment interest and approximately $4 million in additional damages to account for changes in currency exchange rates. The District Court denied both parties’ post-trial motions on November 17, 2009. The Company filed a notice of appeal to the United States Court of Appeals for the Sixth Circuit on November 17, 2009; Ventas filed a notice of appeal on November 25, 2009. The Company sought to have the judgment against it reversed. In the cross-appeal, Ventas sought reversal of the District Court’s exclusion of Ventas’ claim for punitive damages, additional damages due to currency and stock-price fluctuations, and pre-judgment interest. Oral argument before the Court of Appeals was heard on March 10, 2011.

On May 17, 2011, the Court of Appeals held that the District Court had erred by not submitting Ventas’ claim for punitive damages to the jury, but affirmed the District Court’s judgment in all other respects. It remanded the case to the District Court for a trial on the issue of Ventas’ claim against the Company for punitive damages. On May 31, 2011, the Company filed a petition seeking rehearing of the decision of the Court of Appeals, which petition was denied on July 5, 2011. The Company intends to continue vigorously defending against Ventas’ lawsuit.

The District Court has set a trial date of February 21, 2012 on the issue of Ventas’ claim for punitive damages. The Company expects that defending its interests will require it to expend significant funds. While the Company recognized $102 million as a provision for litigation expense during the three months ended September 30, 2009, due to the September 8, 2009 judgment in favor of Ventas the Company is unable to estimate the probability of additional loss or the ultimate aggregate amount of additional loss or financial impact with respect to Ventas’ claim for punitive damages as of June 30, 2011.

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

The following table provides information regarding the Company’s concentration with respect to certain operators; the information provided is presented for the gross assets and revenues that are associated with certain operators as percentages of the respective segment’s and total Company’s gross assets and revenues:

Segment Concentrations:

	Senior Housing Gross Assets		Senior Housing Revenues
	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
Operators	2011	2010	2011	2010	2011	2010
HCR ManorCare(1)	13%	—	12%	—	7%	—
Emeritus Corporation (“Emeritus”)(2)	18%	25%	24%	17%	25%	17%
Sunrise Senior Living, Inc. (“Sunrise”)(2)(3)	22%	30%	19%	35%	20%	35%

	Post-Acute/Skilled Nursing Gross Assets		Post-Acute/ Skilled Nursing Revenues
	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
Operators	2011	2010	2011	2010	2011	2010
HCR ManorCare(1)	94%	75%	76%	75%	73%	74%

Total Company Concentrations:

	Total Company Gross Assets		Total Company Revenues
	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
Operators	2011	2010	2011	2010	2011	2010
HCR ManorCare(1)	34%	12%	28%	9%	21%	9%
Emeritus(2)	6%	8%	6%	5%	7%	5%
Sunrise(2)(3)	7%	10%	5%	10%	6%	10%

(1)              On April 7, 2011, the Company completed the acquisition of HCR ManorCare’s real estate assets, which included the settlement of the Company’s HCR ManorCare debt investments, see Notes 5 and 7 for additional information.

(2)              27 properties formerly operated by Sunrise were transitioned to Emeritus effective November 1, 2010.

(3)              Certain of our properties are leased to tenants who have entered into management contracts with Sunrise to operate the respective property on their behalf. To determine our concentration of revenues generated from properties operated by Sunrise, we aggregate revenue from these tenants with revenue generated from the two properties that are leased directly to Sunrise.

To mitigate credit risk of leasing properties to certain senior housing and post-acute/skilled nursing operators, leases with operators are often combined into portfolios that contain cross-default terms, so that if a tenant of any of the properties in a portfolio defaults on its obligations under its lease, the Company may pursue its remedies under the lease with respect to any of the properties in the portfolio. Certain portfolios also contain terms whereby the net operating profits of the properties are combined for the purpose of securing the funding of rental payments due under each lease.

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

Credit Enhancement Guarantee

Certain of the Company’s senior housing facilities serve as collateral for $125 million of debt (maturing May 1, 2025) that is owed by a previous owner of the facilities. This indebtedness is guaranteed by the previous owner who has an investment grade credit rating. These senior housing facilities, which are classified as DFLs, had a carrying value of $368 million as of June 30, 2011.

(13) Equity

Preferred Stock

At June 30, 2011, the Company had two series of preferred stock outstanding, “Series E” and “Series F” preferred stock. The Series E and Series F preferred stock have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities of the Company. Holders of each series of preferred stock generally have no voting rights, except under limited conditions, and all holders are entitled to receive cumulative preferential dividends based upon each series’ respective liquidation preference. To preserve the Company’s status as a REIT, each series of preferred stock is subject to certain restrictions on ownership and transfer. Dividends are payable quarterly in arrears on the last day of March, June, September and December. The Series E and Series F preferred stock are currently redeemable at the Company’s option.

The following table lists the Series E cumulative redeemable preferred stock cash dividends paid and declared by the Company during the six months ended June 30, 2011:

Declaration Date	Record Date	Amount Per Share	Dividend Payable Date
January 27	March 15	$0.45313	March 31
April 28	June 15	$0.45313	June 30

The following table lists the Series F cumulative redeemable preferred stock cash dividends paid and declared by the Company during the six months ended June 30, 2011:

Declaration Date	Record Date	Amount Per Share	Dividend Payable Date
January 27	March 15	$0.44375	March 31
April 28	June 15	$0.44375	June 30

On July 28, 2011, the Company announced that its Board declared a quarterly cash dividend of $0.45313 per share on its Series E cumulative redeemable preferred stock and $0.44375 per share on its Series F cumulative redeemable preferred stock. These dividends will be paid on September 30, 2011 to stockholders of record as of the close of business on September 15, 2011.

Common Stock

The following table lists the common stock cash dividends paid and declared by the Company during the six months ended June 30, 2011:

Declaration Date	Record Date	Amount Per Share	Dividend Payable Date
January 27	February 10	$0.48	February 23
April 28	May 9	$0.48	May 24

On July 28, 2011, the Company announced that its Board declared a quarterly cash dividend of $0.48 per share. The common stock cash dividend will be paid on August 23, 2011 to stockholders of record as of the close of business on August 8, 2011.

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

The following is a summary of the Company’s other common stock issuances:

	Six Months Ended June 30,
	2011	2010
	(shares in thousands)
Dividend Reinvestment and Stock Purchase Plan (“DRIP”)	968	447
Conversion of DownREIT units	30	121
Exercise of stock options	635	140
Restricted stock awards(1)	—	202
Vesting of restricted stock units(1)	228	265

(1)   Issued under the Company’s 2006 Performance Incentive Plan.

Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The following is a summary of the Company’s accumulated other comprehensive loss (in thousands):

	June 30,	December 31,
	2011	2010
AOCI—unrealized losses on cash flow hedges, net	$(12,571)	$(10,312)
AOCI— unrealized gain on available-for-sale securities, net	1,331	—
Supplemental Executive Retirement Plan minimum liability	(2,233)	(2,299)
Cumulative foreign currency translation adjustment	(360)	(626)
Total accumulated other comprehensive loss	$(13,833)	$(13,237)

Noncontrolling Interests

At June 30, 2011, there were 4.2 million non-managing member units outstanding in five DownREIT LLCs, for which the Company is the managing member. At June 30, 2011, the carrying and fair values of these DownREIT units were $171.0 million and $218.1 million, respectively.

Total Comprehensive Income

The following table provides a reconciliation of comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$234,252	$88,595	$308,236	$172,696
Other comprehensive income (loss)	175	(4,146)	(596)	(2,418)
Total comprehensive income	$234,427	$84,449	$307,640	$170,278

(14) Segment Disclosures

The Company evaluates its business and makes resource allocations based on its five business segments: (i) senior housing, (ii) post-acute/skilled nursing, (iii) life science, (iv) medical office and (v) hospital. Under the senior housing, post-acute/skilled nursing, life science and hospital segments, the Company invests primarily in single operator or tenant properties, through the acquisition and development of real estate or through investment in debt issued by operators in these sectors. Under the medical office segment, the Company invests through the acquisition of medical office buildings (“MOBs”) that are primarily leased under gross or modified gross leases, which are generally to multiple tenants and require a greater level of property management. The accounting policies of the segments are the same as those described in Note 2 to the Condensed Consolidated Financial Statements for the year ended December 31, 2010 in the Company’s Annual Report on Form 10-K filed with the SEC. There were no intersegment sales or transfers during the six months ended June 30, 2011 and 2010. The Company evaluates performance based upon property net operating income from continuing operations (“NOI”) and interest income of the combined investments in each segment.

Non-segment assets consist primarily of real estate held for sale and corporate assets including cash, restricted cash, accounts receivable, net, marketable equity securities and deferred financing costs. Interest expense, depreciation and amortization and non-property specific revenues and expenses are not allocated to individual segments in determining the Company’s performance measure. See Note 12 for other information regarding concentrations of credit risk.

Summary information for the reportable segments follows (in thousands):

For the three months ended June 30, 2011:

Segments	Rental and Related Revenues	Tenant Recoveries	Income From DFLs	Interest Income	Investment Management Fee Income	Total Revenues	NOI(1)
Senior housing	$100,507	$—	$29,624	$7	$—	$130,138	$129,356
Post-acute/skilled	9,507	—	114,038	60,189	—	183,734	123,491
Life science	61,631	9,896	—	—	1	71,528	58,937
Medical office	68,247	11,937	—	—	503	80,687	48,204
Hospital	21,681	608	—	330	—	22,619	21,067
Total	$261,573	$22,441	$143,662	$60,526	$504	$488,706	$381,055

For the three months ended June 30, 2010:

Segments	Rental and Related Revenues	Tenant Recoveries	Income From DFLs	Interest Income	Investment Management Fee	Total Revenues	NOI(1)
Senior housing	$75,072	$—	$11,995	$159	$688	$87,914	$86,310
Post-acute/skilled	9,299	—	—	28,279	—	37,578	9,248
Life science	59,109	9,597	—	—	1	68,707	56,951
Medical office	65,224	11,889	—	—	601	77,714	44,836
Hospital	21,664	582	—	7,718	—	29,964	21,670
Total	$230,368	$22,068	$11,995	$36,156	$1,290	$301,877	$219,015

For the six months ended June 30, 2011:

Segments	Rental and Related Revenues	Tenant Recoveries	Income From DFLs	Interest Income	Investment Management Fees	Total Revenues	NOI(1)
Senior housing	$199,558	$—	$43,019	$7	$70	$242,654	$240,812
Post-acute/skilled	18,947	—	114,038	97,880	—	230,865	132,911
Life science	123,248	20,704	—	—	2	143,954	118,524
Medical office	135,920	23,980	—	—	1,039	160,939	95,889
Hospital	40,063	1,201	—	735	—	41,999	39,075
Total	$517,736	$45,885	$157,057	$98,622	$1,111	$820,411	$627,211

For the six months ended June 30, 2010:

Segments	Rental and Related Revenues	Tenant Recoveries	Income From DFLs	Interest Income	Investment Management Fees	Total Revenues	NOI(1)
Senior housing	$147,415	$—	$24,210	$285	$1,388	$173,298	$169,939
Post-acute/skilled	18,569	—	—	55,886	—	74,455	18,469
Life science	117,734	19,247	—	—	2	136,983	113,643
Medical office	130,411	23,482	—	—	1,208	155,101	90,299
Hospital	40,509	1,100	—	15,251	—	56,860	38,824
Total	$454,638	$43,829	$24,210	$71,422	$2,598	$596,697	$431,174

(1)          The Company defines NOI as rental revenues, including tenant recoveries and income from direct financing leases, less property level operating expenses. NOI excludes interest income, investment management fee income, depreciation and amortization, interest expense, general and administrative expenses, impairments, impairment recoveries, other income, net, income taxes, equity income from unconsolidated joint ventures and discontinued operations.

The following is a reconciliation from NOI to reported net income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net operating income from continuing operations	$381,055	$219,015	$627,211	$431,174
Interest income	60,526	36,156	98,622	71,422
Investment management fee income	504	1,290	1,111	2,598
Depreciation and amortization	(90,052)	(77,700)	(181,472)	(155,634)
Interest expense	(105,129)	(72,745)	(213,705)	(148,697)
General and administrative	(34,872)	(20,525)	(56,824)	(45,449)
Impairment recoveries	—	—	—	11,900
Other income, net	7,518	181	17,830	494
Income taxes	(248)	(571)	(285)	(943)
Equity income from unconsolidated joint ventures	14,950	2,486	15,748	3,869
Total discontinued operations	—	1,008	—	1,962
Net income	$234,252	$88,595	$308,236	$172,696

The Company’s total assets by segment were:

	June 30,	December 31,
Segments	2011	2010
Senior housing	$5,960,535	$4,364,026
Post-acute/skilled nursing	5,578,266	2,133,640
Life science	3,848,068	3,709,528
Medical office	2,328,693	2,305,175
Hospital	765,884	770,038
Gross segment assets	18,481,446	13,282,407
Accumulated depreciation and amortization	(1,566,361)	(1,434,150)
Net segment assets	16,915,085	11,848,257
Other non-segment assets	777,973	1,483,666
Total assets	$17,693,058	$13,331,923

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

At June 30, 2011, goodwill of $50.3 million was allocated to segment assets as follows: (i) senior housing—$30.5 million, (ii) post-acute/skilled nursing—$3.3 million, (iii) medical office—$11.4 million, and (iv) hospital—$5.1 million.

(15) Earnings Per Common Share

The following table illustrates the computation of basic and diluted earnings per share (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator - Basic
Income from continuing operations	$234,252	$87,587	$308,236	$170,734
Noncontrolling interests’ share in continuing operations	(5,493)	(3,494)	(9,384)	(6,559)
Income from continuing operations applicable to HCP, Inc.	228,759	84,093	298,852	164,175
Preferred stock dividends	(5,283)	(5,283)	(10,566)	(10,566)
Participating securities’ share in continuing operations	(483)	(353)	(1,347)	(1,270)
Income from continuing operations applicable to common shares	222,993	78,457	286,939	152,339
Discontinued operations	—	1,008	—	1,962
Net income applicable to common shares	$222,993	$79,465	$286,939	$154,301

Numerator - Dilutive
Income from continuing operations applicable to common shares	$222,993	$79,465	$286,939	$152,339
Add: distributions on dilutive convertible units	1,656	—	—	—
Dilutive income from continuing operations applicable to common shares	224,649	79,465	286,939	152,339
Discontinued operations	—	1,008	—	1,962
Dilutive net income available to common stockholders	$224,649	$80,473	$286,939	$154,301

Denominator
Basic weighted-average common shares	406,193	294,880	389,249	294,056
Dilutive potential common shares	5,517	1,157	1,851	1,011
Diluted weighted-average common shares	411,710	296,037	391,100	295,067

Basic earnings per common share
Income from continuing operations	$0.55	$0.27	$0.74	$0.52
Discontinued operations	—	—	—	—
Net income applicable to common stockholders	$0.55	$0.27	$0.74	$0.52

Diluted earnings per common share
Income from continuing operations	$0.55	$0.27	$0.73	$0.52
Discontinued operations	—	—	—	—
Net income applicable to common shares	$0.55	$0.27	$0.73	$0.52

Restricted stock and certain of the Company’s performance restricted stock units are considered participating securities which require the use of the two-class method when computing basic and diluted earnings per share. For the three months ended June 30, 2011 and 2010, earnings representing nonforfeitable dividends of $0.5 million and $0.4 million, respectively, were allocated to the participating securities. For both the six months ended June 30, 2011 and 2010, earnings representing nonforfeitable dividends of $1.3 million were allocated to the participating securities.

Options to purchase approximately 1.1 million and 2.9 million shares of common stock that had an exercise price in excess of the average market price of the common stock during the three months ended June 30, 2011 and 2010, respectively, were not included in the Company’s earnings per share calculations because they are anti-dilutive. Restricted stock and performance restricted stock units representing 11,000 and 85,000 shares of common stock during the three months ended June 30, 2011 and 2010, respectively, were not included because they are anti-dilutive. Additionally, 2.3 million and 5.8 million shares issuable upon conversion of DownREIT units during the three months ended June 30, 2011 and 2010, respectively, were not included since they are anti-dilutive.

(16) Supplemental Cash Flow Information

	Six Months Ended June 30,
	2011	2010
	(in thousands)
Supplemental cash flow information:
Interest paid, net of capitalized interest	$142,940	$144,157
Income taxes paid	1,460	1,590
Supplemental schedule of non-cash investing activities:
Capitalized interest	12,538	10,204
Accrued construction costs	8,278	5,003
Settlement of loans receivable as consideration for the HCR ManorCare Acquisition	1,990,406	—
Loan received upon real estate disposition	—	13,027
Supplemental schedule of non-cash financing activities:
Restricted stock issued	—	202
Vesting of restricted stock units	228	265
Cancellation of restricted stock	(35)	(39)
Conversion of non-managing member units into common stock	2,599	4,423
Mortgages included in the consolidation of HCP Ventures II	635,182	—
Mortgages assumed with other real estate acquisitions	48,252	—
Unrealized gains on available-for-sale securities and derivatives designated as cash flow hedges, net	290	(2,872)

See discussions of the HCR ManorCare transaction in Notes 3 and 7 and HCR Ventures II transaction in Note 8.

(17) Variable Interest Entities

At June 30, 2011, the Company leased 48 properties to a total of seven tenants (“VIE tenants”) where each tenant has been identified as a VIE. In addition, the Company has an investment in a loan where the borrower has been identified as a VIE. The Company has determined that it is not the primary beneficiary of these VIEs. The carrying amount and classification of the related assets, liabilities and maximum exposure to loss as a result of the Company’s involvement with these VIEs are presented below at June 30, 2011 (in thousands):

VIE Type	Maximum Loss Exposure(1)	Asset/Liability Type	Carrying Amount
VIE tenants—operating leases	$363,636	Lease intangibles, net and straight-line rent receivables	$14,918
VIE tenants—DFLs	1,180,782	Net investment in DFLs	588,294
Loans—senior secured	91,730	Loans receivable, net	91,730

(1)         The Company’s maximum loss exposure related to the VIE tenants represents the future minimum lease payments over the remaining term of the respective leases, which may be mitigated by re-leasing the properties to new tenants. The Company’s maximum loss exposure related to loans to VIEs represents their current aggregate carrying amount.

As of June 30, 2011, the Company has not provided, and is not required to provide, financial support through a liquidity arrangement or otherwise, to its unconsolidated VIEs, including circumstances in which it could be exposed to further losses (e.g., cash short falls).

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

(18) Fair Value Measurements

The following table presents the Company’s fair value measurements of its financial assets and liabilities measured at fair value in the condensed consolidated balance sheet. Recognized gains and losses are recorded in other income, net on the condensed consolidated statements of income. During the six months ended June 30, 2011, there were no transfers of financial assets or liabilities within the fair value hierarchy.

The following is a summary of fair value measurements of financial assets and liabilities carried at fair value on a recurring basis at June 30, 2011 (in thousands):

Financial Instrument	Fair Value	Level 1	Level 2	Level 3
Marketable equity securities	$23,780	$23,780	$—	$—
Interest-rate swap assets (1)	679	—	679	—
Interest-rate swap liabilities(1)	(8,796)	—	(8,796)	—
Warrants(1)	3,400	—	—	3,400
	$19,063	$23,780	$(8,117)	$3,400

(1)          Interest rate swap and common stock warrant values are determined based on observable and unobservable market assumptions using standardized derivative pricing models.

(19) Disclosures About Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, receivables, payables, and accrued liabilities are reasonable estimates of fair value because of the short-term maturities of these instruments. Fair values for loans receivable, mortgage debt and other debt are estimates based on rates currently prevailing for similar instruments with similar maturities. The fair values of the interest-rate swaps and warrants were determined based on observable and unobservable market assumptions using standardized derivative pricing models. The fair values of the senior unsecured notes and marketable equity securities were determined based on market quotes.

	June 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Marketable equity securities	$23,780	$23,780	$—	$—
Loans receivable, net	110,980	112,340	2,002,866	2,026,389
Warrant	3,400	3,400	1,500	1,500
Senior unsecured notes	5,706,998	6,096,001	3,318,379	3,536,413
Mortgage debt	1,780,665	1,845,009	1,235,779	1,258,185
Other debt	89,466	89,466	92,187	92,187
Interest-rate swap assets	679	679	3,865	3,865
Interest-rate swap liabilities	8,796	8,796	7,920	7,920

(20) Derivative Instruments

The following table summarizes the Company’s outstanding interest-rate swap contracts as of June 30, 2011 (dollars in thousands):

Date Entered	Maturity Date	Hedge Designation	Fixed Rate	Floating Rate Index	Notional Amount	Fair Value(1)
July 2005(2)	July 2020	Cash Flow	3.82%	BMA Swap Index	$45,600	$(4,923)
November 2008(3)	October 2016	Cash Flow	5.95%	1 Month LIBOR+1.50%	28,000	(3,353)
June 2009(4)	September 2011	Fair Value	5.95%	1 Month LIBOR+4.21%	250,000	679
July 2009(5)	July 2013	Cash Flow	6.13%	1 Month LIBOR+3.65%	14,100	(520)

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

In August 2009, the Company entered into an interest-rate swap contract (pay float and receive fixed), that was designated as hedging fluctuations in interest receipts related to its participation in the variable-rate first mortgage debt of HCR ManorCare. At March 31, 2011 the Company determined, based on the anticipated closing of the HCR ManorCare Acquisition during April 2011, the underlying hedged transactions (underlying mortgage debt interest receipts) were not probable of occurring. As a result, the Company reclassified $1 million of unrealized gains related to this interest-rate swap contract into other income, net. Concurrent with closing the HCR ManorCare Acquisition (for additional details see Note 3) the Company settled the interest-rate swap contract for proceeds of $1 million.

At June 30, 2011, the Company expects that the hedged forecasted transactions, for each of the outstanding qualifying cash flow hedging relationships, remain probable of occurring and no additional gains or losses recorded to accumulated other comprehensive income (loss) are expected to be reclassified to earnings as a result.

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

		Effects of Change in Interest Rates
Date Entered	Maturity Date	+50 Basis Points	-50 Basis Points	+100 Basis Points	-100 Basis Points
July 2005	July 2020	$1,721	$(1,991)	$3,578	$(3,848)
November 2008	October 2016	722	(640)	1,403	(1,322)
June 2009	September 2011	(212)	323	(479)	590
July 2009	July 2013	139	(141)	278	(280)

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

(j)                The risk that we may not be able to achieve the benefits of investments within expected time-frames or at all, or within expected cost projections;

(k)             The ability to obtain financing necessary to consummate acquisitions on favorable terms;

(l)                Changes in the reimbursement available to our operators, tenants and borrowers by governmental or private payors (including the July 2011 Centers for Medicare & Medicaid Services (CMS) final rule reducing Medicare skilled nursing facility (SNF) Prospective Payment System (PPS) payments in FY 2012 by 11.1% compared to FY 2011) and other potential changes in Medicare and Medicaid payment levels and the availability and cost of third party insurance coverage;

(m)          The ability of our operators, tenants and borrowers to conduct their respective businesses in a manner sufficient to maintain or increase their revenues and to generate sufficient income to make rent and loan payments to us and our ability to recover investments made, if applicable, in their operations; and

(n)            The financial weakness of some operators and tenants, including potential bankruptcies and downturns in their businesses, which results in uncertainties regarding our ability to continue to realize the full benefit of such operators’ and/or tenants’ leases.

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

•                  Critical Accounting Policies

•                  Results of Operations

•                  Liquidity and Capital Resources

•                  Non-GAAP Financial Measure — Funds from Operations

•                  Off-Balance Sheet Arrangements

•                  Contractual Obligations

•                  Inflation

•                  Recent Accounting Pronouncements

Executive Summary

We are a self-administered REIT that, together with our consolidated subsidiaries, invests primarily in real estate serving the healthcare industry in the United States (“U.S.”). We acquire, develop, lease, manage and dispose of healthcare real estate and provide financing to healthcare providers. At June 30, 2011, our portfolio of investments, including properties owned by our Investment Management Platform, consisted of interests in 1,013 facilities. Our Investment Management Platform represents the following joint ventures: (i) HCP Ventures III, LLC, (ii) HCP Ventures IV, LLC and (iii) the HCP Life Science ventures.

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

Access to the capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as to fund future acquisitions and development through the issuance of additional securities or secured debt. Access to external capital on favorable terms is critical to the success of our strategy.

2011 Transaction Overview

HCP Ventures II Purchase

On January 14, 2011, we acquired our partner’s 65% interest in a joint venture that owns 25 senior housing facilities, becoming the sole owner of the portfolio. In connection with the closing of this acquisition, we paid approximately $136 million for the interest and assumed our partner’s share of $650 million of Fannie Mae secured debt with a weighted average fixed-rate of 5.66% and weighted average maturity of 5.3 years. At closing, we valued the joint venture’s assets at approximately $850 million. The consolidation of HCP Ventures II on January 14, 2011 resulted in a gain of $8 million, which represents the fair value of our 35% interest in excess of our carrying value on the acquisition date.

Genesis Debt Investment Early Payoff

On April 1, 2011, we received $330.4 million from the early repayment of our debt investments in Genesis HealthCare (“Genesis”). In conjunction with this early repayment, we recognized additional interest income of $34.8 million, which represents the unamortized discount and termination fee. These debt investments were acquired in September and October 2010 for $290 million.

HCR ManorCare Acquisition

On April 7, 2011, we completed our acquisition of substantially all of the real estate assets of privately-owned HCR ManorCare, Inc., for a purchase price of $6.1 billion. We acquired 334 post-acute, skilled nursing and assisted living facilities located in 30 states, with the highest concentrations in Ohio, Pennsylvania, Florida, Illinois and Michigan. A wholly-owned subsidiary of HCR ManorCare will continue to operate the facilities pursuant to a long-term, triple-net master lease agreement supported by a guaranty from HCR ManorCare. Additionally, we exercised our option to purchase an interest in the operations of HCR ManorCare for $95 million that represented a 9.9% equity interest at closing.

Other Investment Transactions

During the six months ended June 30, 2011, we made investments of $218 million as follows: (i) acquired four life science facilities for approximately $67 million, including assumed debt of $48 million; (ii) acquired a medical office building for approximately $32 million; (iii) acquired the 20-acre parcel of land situated at the gateway of South San Francisco for $65 million; and (iv) funded construction and other capital projects of $54 million, primarily in our life science and medical office segments.

Financings

During the six months ended June 30, 2011, in connection with prefunding the HCR ManorCare Acquisition, we completed $3.7 billion in debt and common stock offerings as follows:

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

On March 11, 2011, we entered into a new $1.5 billion unsecured revolving credit facility that replaced the existing facility, which was scheduled to mature in August 2011. Our new facility has a four-year term with a one-year committed extension option. Based on HCP’s current credit ratings, the facility bears interest at LIBOR plus 150 basis points and has a facility fee of 30 basis points. We have the right to increase the commitments under the new facility by an aggregate amount of up to $500 million, subject to customary conditions.

Dividends

On July 28, 2011, we announced that our Board declared a quarterly common stock cash dividend of $0.48 per share. The common stock dividend will be paid on August 23, 2011 to stockholders of record as of the close of business on August 8, 2011.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires our management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our condensed consolidated financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2010 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”; our critical accounting policies have not changed during 2011.

Results of Operations

We evaluate our business and allocate resources among our five business segments: (i) senior housing, (ii) post-acute/skilled nursing, (iii) life science, (iv) medical office, and (v) hospital. Under the senior housing, post-acute/skilled nursing, life science and hospital segments, we invest primarily in single operator or tenant properties, through the acquisition and development of real estate, and debt issued by operators in these sectors. Under the medical office segment, we invest through the acquisition of MOBs that are leased under gross or modified gross leases, generally to multiple tenants, and which generally require a greater level of property management.

On April 7, 2011, we completed our acquisition of substantially all of HCR ManorCare’s real estate assets; additionally, we exercised our option to purchase a noncontrolling equity interest in the operations of HCR ManorCare. On January 14, 2011, we acquired our partner’s 65% interest in HCP Ventures II that resulted in the consolidation of HCP Ventures II. See additional information regarding the HCR ManorCare Acquisition and HCP Ventures II purchase in Notes 3 and 8, respectively, to the Condensed Consolidated Financial Statements. The results of operations from our HCR ManorCare and HCP Ventures II transactions are reflected in our financial statements from those respective dates.

Our financial results for the three months ended June 30, 2011 and 2010 are summarized as follows:

Comparison of the Three Months Ended June 30, 2011 to the Three Months Ended June 30, 2010

Rental and related revenues

	Three Months Ended June 30,		Change
Segments	2011	2010	$	%
	(dollars in thousands)
Senior housing	$100,507	$75,072	$25,435	34%
Post-acute/skilled nursing	9,507	9,299	208	2
Life science	61,631	59,109	2,522	4
Medical office	68,247	65,224	3,023	5
Hospital	21,681	21,664	17	1
Total	$261,573	$230,368	$31,205	14%

•                  Senior housing.  The increase in senior housing rental and related revenues for the three months ended June 30, 2011 was primarily related to: (i) a $15.2 million increase as a result of the consolidation of HCP Ventures II on January 14, 2011 (see Note 8 to the Condensed Consolidated Financial Statements for additional information), (ii) a $6.3 million increase as a result of increased rental revenues related to the November 1, 2010 transition of 27 communities to Emeritus Corporation that were previously operated by Sunrise and (iii) increases from rent escalations and resets.

•                  Life science.  The increase in life science rental and related revenues was primarily the result of the additive effect of our life science facility acquisitions during 2010 and 2011.

•                  Medical office.  The increase in medical office rental and related revenues was primarily the result of the additive effect of our MOB acquisitions during 2010 and 2011 and increases from rent escalations and resets.

Income from direct financing leases

Income from direct financing leases (“DFLs”) increased $131.7 million to $143.7 million for the three months ended June 30, 2011, primarily as a result of our HCR ManorCare Acquisition (see Note 3 to the Condensed Consolidated Financial Statements for additional information).

Interest income

For the three months ended June 30, 2011, interest income increased $24.4 million to $60.5 million. In April 2011, our loans to HCR ManorCare were settled and the Genesis loans were repaid, which resulted in combined incremental interest income of approximately $57.6 million as a result of the early settlement and repayment of these loans at their fair values and par values, respectively. For a more detailed description of our loan investments and the above April 2011 transactions, see Note 7 to the Condensed Consolidated Financial Statements. This increase was partially offset by a decrease of $32.3 million as a result of decreases in income because of the repayment and settlement of our debt investments, discussed above, interest earned from marketable debt securities that were sold in 2010 and interest earned from a loan to an affiliate of the Cirrus Group, LLC that was placed on non-accrual status during 2011.

Investment management fee income

Investment management fee income decreased $0.8 million to $0.5 million for the three months ended June 30, 2011 primarily as a result of acquiring our partner’s 65% interest in HCP Ventures II on January 14, 2011.

Depreciation and amortization expense

Depreciation and amortization expense increased $12.4 million to $90.1 million for the three months ended June 30, 2011. The increase in depreciation and amortization expense was primarily related to: (i) a $9.2 million increase as a result of the consolidation of HCP Ventures II on January 14, 2011 (see Note 8 to the Condensed Consolidated Financial Statements for additional information) and (ii) a $3.9 million increase from the additive effect of our other property acquisitions during 2010 and 2011.

Interest expense

Interest expense increased $32.4 million to $105.1 million for the three months ended June 30, 2011. The increase in interest expense was primarily due to a $29.5 million increase from our $2.4 billion senior unsecured notes offering in January 2011 as a result of prefunding activities from our HCR ManorCare Acquisition.

The table below sets forth information with respect to our debt, excluding premiums and discounts (dollars in thousands):

	As of June 30,(1)
	2011	2010
Balance:
Fixed rate	$7,225,449	$4,512,975
Variable rate	299,085	771,859
Total	$7,524,534	$5,284,834
Percent of total debt:
Fixed rate	96%	86%
Variable rate	4	14
Total	100%	100%
Weighted-average interest rate at end of period:
Fixed rate	5.82%	6.26%
Variable rate	4.05%	2.48%
Total weighted-average rate	5.75%	5.71%

(1)          Excludes $89 million of other debt that represents Life Care Bonds at three of our senior housing facilities that are not interest bearing.

General and administrative expenses

General and administrative expenses increased $14.3 million to $34.9 million for the three months ended June 30, 2011. The increase in general and administrative expenses was primarily due to an increase in acquisition costs, primarily attributable to our HCR ManorCare Acquisition.

Other income, net

For the three months ended June 30, 2011, other income, net, increased $7.3 million to $7.5 million primarily as a result of $5.7 million received in connection with a litigation settlement in June 2011. These proceeds represent amounts owed to the Company from a sale of assets.

Equity income from unconsolidated joint ventures

For the three months ended June 30, 2011, equity income from unconsolidated joint ventures increased $12.5 million to $15 million. The increase in equity income from unconsolidated joint ventures was primarily a result of equity income from HCRMC Operations, LLC (see Note 8 to the Condensed Consolidated Financial Statements for additional information), partially offset by the impact of our consolidation of HCP Ventures II on January 14, 2011, which was previously accounted for as an equity method investment.

Noncontrolling interests’ share in earnings

For the three months ended June 30, 2011, noncontrolling interests’ share in earnings increased $2.0 million to $5.5 million. The increase in noncontrolling interests’ share in earnings was primarily a result of the settlement of our HCR ManorCare loan investments, which resulted in a gain. A portion of the HCR ManorCare loan investments were owned by one of our consolidated partnerships to which we allocated part of the income recognized to the related non-controlling interest holder.

Comparison of the Six Months Ended June 30, 2011 to the Six Months Ended June 30, 2010

Rental and related revenues

	Six Months Ended June 30,		Change
Segments	2011	2010	$	%
	(dollars in thousands)
Senior housing	$199,558	$147,415	$52,143	35%
Post-acute/skilled nursing	18,947	18,569	378	2
Life science	123,248	117,734	5,514	5
Medical office	135,920	130,411	5,509	4
Hospital	40,063	40,509	(446)	(1)
Total	$517,736	$454,638	$63,098	14%

•                  Senior housing.  The increase in senior housing rental and related revenues for the six months ended June 30, 2011 was primarily related to: (i) a $28 million increase as a result of the consolidation of HCP Ventures II on January 14, 2011 (see Note 8 to the Condensed Consolidated Financial Statements for additional information), (ii) a $16 million increase as a result of increased rental revenues related to the November 1, 2010 transition of 27 communities to Emeritus Corporation that were previously operated by Sunrise and (iii) increases from the additive effects of our senior housing acquisitions during 2010.

•                  Life science.  The increase in life science rental and related revenues was primarily the result of the additive effect of our life science facility acquisitions during 2010 and 2011.

•                  Medical office.  The increase in medical office rental and related revenues was primarily the result of the additive effect of our MOB acquisitions during 2010 and 2011 and increases from rent escalations and resets.

Income from direct financing leases

Income from DFLs increased $132.8 million to $157.1 million for the six months ended June 30, 2011 primarily as a result of our HCR ManorCare Acquisition (see Note 3 to the Condensed Consolidated Financial Statements for additional information).

Interest income

For the six months ended June 30, 2011, interest income increased $27.2 million to $98.6 million. In April 2011, our loans to HCR ManorCare were settled and the Genesis loans were repaid, which resulted in combined incremental interest income of approximately $57.6 million as a result of the early settlement and repayment of these loans at their fair values and par values, respectively. For a more detailed description of our loan investments and the above April 2011 transactions, see Note 7 to the Condensed Consolidated Financial Statements. This increase was partially offset by a decrease of $28.9 million as a result of decreases in income because of the repayment and settlement of our debt investments, discussed above, interest earned from marketable debt securities that were sold in 2010 and interest earned from our loan to an affiliate of the Cirrus Group, LLC that was placed on non-accrual status during 2011.

Investment management fee income

Investment management fee income decreased $1.5 million to $1.1 million for the six months ended June 30, 2011 primarily as a result of acquiring our partner’s 65% interest in HCP Ventures II on January 14, 2011 (see Note 8 to the Condensed Consolidated Financial Statements for additional information).

Depreciation and amortization expense

Depreciation and amortization expense increased $25.8 million to $181.5 million for the six months ended June 30, 2011. The increase in depreciation and amortization expense was primarily related to: (i) a $18.3 million increase as a result of the consolidation of HCP Ventures II on January 14, 2011 (see Note 8 to the Condensed Consolidated Financial Statements for additional information) and (ii) a $7.4 million increase from the additive effect of our other property acquisitions during 2010 and 2011.

Interest expense

Interest expense increased $65.0 million to $213.7 million for the six months ended June 30, 2011. The increase in interest expense was primarily due to a $51.5 million increase from our $2.4 billion senior unsecured notes offering in January 2011 as a result of prefunding activities from our HCR ManorCare Acquisition and the $11.3 million write-off of unamortized loan fees related to our bridge loan commitment.

General and administrative expenses

General and administrative expenses increased $11.4 million to $56.8 million for the six months ended June 30, 2011. The increase in general and administrative expenses was as a result of an increase in acquisition costs, primarily attributable to our HCR ManorCare Acquisition, and compensation related expenses. These increases were partially offset by a decrease in legal fees associated with litigation matters.

Impairment recoveries

During the six months ended June 30, 2010, we recognized aggregate income of $11.9 million, which represents impairment recoveries of portions of previous impairment charges of investments related to Erickson. Erickson was the tenant at three of our senior housing CCRC DFLs and the borrower of a senior construction loan in which we had a participation interest (see Note 6 to the Condensed Consolidated Financial Statements).

Other income, net

For the six months ended June 30, 2011, other income, net, increased $17.3 million to $17.8 million. The increase in other income, net was primarily related to the following: (i) a gain of $7.8 million resulting from our January 2011 acquisition of our partner’s 65% interest in and consolidation of HCP Ventures II (see Note 8 to the Condensed Consolidated Financial Statements for additional information) and (ii) $5.7 million received in connection with a litigation settlement in June 2011 for proceeds owed to the Company from a sale of assets. No similar gains or income were recognized during the six months ended June 30, 2010.

Equity income from unconsolidated joint ventures

For the six months ended June 30, 2011, equity income from unconsolidated joint ventures increased $11.9 million to $15.7 million. The increase in equity income from unconsolidated joint ventures was primarily a result of equity income from HCRMC Operations, LLC (see Note 3 to the Condensed Consolidated Financial Statements for additional information), partially offset by the impact of our consolidation of HCP Ventures II on January 14, 2011, which was previously accounted for as an equity method investment.

Noncontrolling interests’ share in earnings

For the six months ended June 30, 2011, noncontrolling interests’ share in earnings increased $2.8 million to $9.4 million. The increase in noncontrolling interests’ share in earnings was primarily a result of the settlement of our HCR ManorCare loan investments, which resulted in a gain. A portion of the HCR ManorCare loan investments were owned by one of our consolidated partnerships to which we allocated part of the income recognized to the related non-controlling interest holder.

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

Access to the capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as to fund future acquisitions and development through the issuance of additional securities or secured debt. Credit ratings impact our ability to access capital and directly impact our cost of capital as well. For example, as noted below, our revolving line of credit facility accrues interest at a rate per annum equal to LIBOR plus a margin that depends upon our debt ratings. We also pay a facility fee on the entire revolving commitment that depends upon our debt ratings. As of July 29, 2011, we had credit ratings of Baa2 (stable) from Moody’s, BBB (stable) from S&P and BBB+ (stable) from Fitch on our senior unsecured debt securities, and Baa3 (stable) from Moody’s, BB+ (stable) from S&P and BBB- (stable) from Fitch on our preferred equity securities.

Net cash provided by operating activities was $433 million and $276 million for the six months ended June 30, 2011 and 2010, respectively. The increase in operating cash flows is primarily the result of the following: (i) the additive impact of our investments in 2010 and 2011, (ii) assets placed in service during 2010 and 2011 and (iii) rent escalations and resets in 2010 and 2011. Our cash flows from operations are dependent upon the occupancy level of multi-tenant buildings, rental rates on leases, our tenants’ performance on their lease obligations, the level of operating expenses and other factors.

Net cash used in investing activities was $4.3 billion and $161 million for the six months ended June 30, 2011 and 2010, respectively. The cash used investing activities for the six months ended June 30, 2011 principally reflects the net effect of: (i) $3.8 billion used for our HCR ManorCare Acquisition; (ii) $361 million used for investments in loans receivable, (iii) $148 million used for acquisition and development of other real estate, (iv) $136 million used in the acquisition of our partner’s 65% interest in HCP Ventures II, (v) $95 million used to purchase a noncontrolling equity interest in the operations of HCR ManorCare PropCo, (vi) $21 million used for leasing costs and tenant and capital improvements and (vii) $304 million received from the repayments from our investments in loans receivable.

Net cash provided by financing activities was $3.1 billion and used in financing activities was $131 million for the six months ended June 30, 2011 and 2010, respectively. The cash provided by financing activities for the six months ended June 30, 2011 consisted primarily of: (i) the issuance of senior unsecured notes of $2.4 billion and (ii) net proceeds of $1.3 billion from the issuances of common stock and exercise of stock options. The amount of cash provided by financing activities was partially offset by: (i) payments of common and preferred dividends aggregating $385 million, (ii) repayment of mortgage debt of $142 million, (iii) debt issuance costs of $43 million and (iv) the purchase of noncontrolling interests of $34 million.

Debt

Bank Line of Credit

Our revolving line of credit facility provides for an aggregate borrowing capacity of $1.5 billion and matures on March 11, 2015, with a one-year committed extension option. We have the right to increase the commitments under the revolving line of credit facility by an aggregate amount of up to $500 million, subject to customary conditions. This revolving line of credit facility accrues interest at a rate per annum equal to LIBOR plus a margin that depends upon our debt ratings. We pay a facility fee on the entire revolving commitment that depends on our debt ratings. Based on our debt ratings at July 29, 2011, the margin on the revolving line of credit facility was 1.50% and the facility fee was 0.30%. At June 30, 2011, we had no amounts drawn under this revolving line of credit facility. At June 30, 2011, $112.7 million of aggregate letters of credit were also outstanding against the revolving line of credit facility, including a $103 million letter of credit as a result of the Ventas litigation. For further information regarding the Ventas litigation, see Note 12 to the Condensed Consolidated Financial Statements.

Our revolving line of credit facility contains certain financial restrictions and other customary requirements, including cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the agreement (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 60%, (iii) require a minimum Fixed Charge Coverage ratio of 1.5 times, and (iv) require a formula-determined Minimum Consolidated Tangible Net Worth of $8.0 billion at June 30, 2011. At June 30, 2011, we were in compliance with each of these restrictions and requirements of the revolving line of credit facility.

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

Senior Unsecured Notes

At June 30, 2011, we had senior unsecured notes outstanding with an aggregate principal balance of $5.7 billion. Interest rates on the notes ranged from 1.15% to 7.07% with a weighted-average effective interest rate of 5.64% at June 30, 2011. Discounts and premiums are amortized to interest expense over the term of the related notes. The senior unsecured notes contain certain covenants including limitations on debt, maintenance of unencumbered assets, cross-acceleration provisions and other customary terms. We believe we were in compliance with these covenants at June 30, 2011.

Mortgage Debt

At June 30, 2011, we had $1.8 billion in aggregate principal amount of mortgage debt outstanding that is secured by 144 healthcare facilities that had a carrying value of $2.8 billion. Interest rates on the mortgage debt ranged from 1.89% to 8.85% with a weighted-average effective interest rate of 6.11% at June 30, 2011.

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

Other Debt

At June 30, 2011, we had $89.5 million of non-interest bearing life care bonds at two of our continuing care retirement communities and non-interest bearing occupancy fee deposits at another of our senior housing facilities, all of which were payable to certain residents of the facilities (collectively, “Life Care Bonds”). At June 30, 2011, $33.8 million of the Life Care Bonds were refundable to the residents upon the resident moving out or to their estate upon death and $55.7 million of the Life Care Bonds were refundable after the unit is successfully remarketed to a new resident.

Debt Maturities

The following table summarizes our stated debt maturities and scheduled principal repayments at June 30, 2011 (in thousands):

Year	Amount(1)
2011 (Six months)	$311,556
2012	323,515
2013	916,895
2014	670,234
2015	701,530
Thereafter	4,600,804
7,524,534
(Discounts) and premiums, net	(36,871)
$7,487,663

(1)          Excludes $89 million of other debt that represents Life Care Bonds at three of our senior housing facilities that have no scheduled maturities.

Derivative Instruments

We use derivative instruments to mitigate the effects of interest rate fluctuations on specific forecasted transactions as well as recognized financial obligations or assets. We do not use derivative instruments for speculative or trading purposes.

The following table summarizes our outstanding interest rate swap contracts as of June 30, 2011 (dollars in thousands):

Date Entered	Maturity Date	Hedge Designation	Fixed Rate	Floating Rate Index	Notional Amount	Fair Value
July 2005(1)	July 2020	Cash Flow	3.82%	BMA Swap Index	$45,600	$(4,923)
November 2008	October 2016	Cash Flow	5.95%	1 Month LIBOR+1.50%	28,000	(3,353)
June 2009	September 2011	Fair Value	5.95%	1 Month LIBOR+4.21%	250,000	679
July 2009	July 2013	Cash Flow	6.13%	1 Month LIBOR+3.65%	14,100	(520)

(1)   Represents three interest-rate swap contracts with an aggregate notional amount of $45.6 million.

For a more detailed description of our derivative instruments, see Note 20 of the Condensed Consolidated Financial Statements and Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Equity

At June 30, 2011, we had 4.0 million shares of 7.25% Series E cumulative redeemable preferred stock, 7.8 million shares of 7.10% Series F cumulative redeemable preferred stock and 407.1 million shares of common stock outstanding. At June 30, 2011, equity totaled $9.3 billion and our equity securities had a market value of $15.5 billion.

At June 30, 2011, there were a total of 4.2 million DownREIT units outstanding in five limited liability companies in which we are the managing member. The DownREIT units are exchangeable for an amount of cash approximating the then-current market value of shares of our common stock or, at our option, shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications).

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

FFO is defined as net income applicable to common shares (computed in accordance with GAAP), excluding gains or losses from real estate dispositions and upon changes in control of joint ventures, plus real estate and DFL depreciation and amortization, with adjustments for joint ventures. Adjustments for joint ventures are calculated to reflect FFO on the same basis. FFO does not represent cash generated from operating activities in accordance with GAAP, is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to net income. Our computation of FFO may not be comparable to FFO reported by other real estate investment trusts that do not define the term in accordance with the current National Association of Real Estate Investment Trusts’ (“NAREIT”) definition or that have a different interpretation of the current NAREIT definition from us. In addition, we present FFO before the impact of impairments, recoveries, and merger-related items (“FFO as adjusted”). Management believes FFO as adjusted is a useful alternative measurement. This measure is a modification of the NAREIT definition of FFO and should not be used as an alternative to net income.

Details of certain items that affect comparability are discussed in the financials results summary of our financial results for the three and six months ended June 30, 2011 and 2010. The following is a reconciliation from net income applicable to common shares, the most direct comparable financial measure calculated and presented with GAAP, to FFO (dollars and shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net income applicable to common shares	$222,993	$79,465	$286,939	$154,301
Depreciation and amortization of real estate, in-place lease and other intangibles:
Continuing operations	90,052	77,700	181,472	155,634
Discontinued operations	—	212	—	1,249
DFL depreciation	2,633	—	3,005	—
Gain on sales of real estate	—	(65)	—	(65)
Gain upon consolidation of joint venture	270	—	(7,769)	—
Equity income from unconsolidated joint ventures	(14,950)	(2,486)	(15,748)	(3,869)
FFO from unconsolidated joint ventures	17,519	7,636	20,834	14,496
Noncontrolling interests’ and participating securities’ share in earnings	5,976	3,847	10,731	7,829
Noncontrolling interests’ and participating securities’ share in FFO	(6,582)	(4,434)	(11,806)	(9,023)
FFO applicable to common shares	$317,911	$161,875	$467,658	$320,552
Distributions on dilutive convertible units	2,964	1,637	6,018	3,244
Diluted FFO applicable to common shares	$320,875	$163,512	$473,676	$323,796

Diluted FFO per common share	$0.78	$0.55	$1.19	$1.08

Weighted average shares used to calculate diluted FFO per common share	413,996	299,474	397,060	298,525

Impact of adjustments to FFO:
Impairment recoveries	$—	$—	$—	$(11,900)
Merger-related items(1)	(5,712)	—	26,596	—
	$(5,712)	$—	$26,596	$(11,900)

FFO as adjusted applicable to common shares	$312,199	$161,875	$494,254	$308,652
Distributions on dilutive convertible units and other	2,975	1,637	5,915	3,285
Diluted FFO as adjusted	$315,174	$163,512	$500,169	$311,937

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Diluted FFO as adjusted per common share	$0.77	$0.55	$1.35	$1.04

Weighted average shares used to calculate diluted FFO as adjusted per common share(2)	408,985	299,474	371,004	298,525

(1)          Merger-related items for the three months ended June 30, 2011 attributable to the HCR ManorCare Acquisition (incurred from the 1st through the 6th of April 2011) include the following: (i) $20.7 million of income related to gains upon the reinvestment of the Company’s debt investment in HCR ManorCare and other miscellaneous items, which income was partially offset by (ii) $13.0 million of direct transaction costs and (iii) $2.0 million of interest expense associated with the $2.4 billion senior unsecured notes issued on January 24, 2011, which proceeds of such offering were obtained to prefund the HCR ManorCare Acquisition. Merger-related items for the six months ended June 30, 2011 attributable to the HCR ManorCare Acquisition (incurred from January 1st through April 6th 2011) include the following: (i) $26.8 million of direct transaction costs, (ii) $23.9 million of interest expense associated with the $2.4 billion senior unsecured notes issued on January 24, 2011, which proceeds of such offering were obtained to prefund the HCR ManorCare Acquisition, which increases were partially offset by (iii) $24.1 million of income related to gains upon the reinvestment of the Company’s debt investment in HCR ManorCare and other miscellaneous items.

(2)          Our weighted average shares used to calculate diluted FFO as adjusted eliminate the impact of our December 2010 46 million shares common stock offering and 30 million shares from our March 2011 common stock offering (excludes 4.5 million shares sold to the underwriters upon exercise of their option to purchase additional shares), which issuances increased our weighted average shares by 26 million for the six months ended June 30, 2011. Proceeds from these offerings were used to fund a portion of the cash consideration for the HCR ManorCare Acquisition.

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

Contractual Obligations

The following table summarizes our material contractual payment obligations and commitments at June 30, 2011 (dollars in thousands):

	Total(1)	Less than One Year	2012-2013	2014-2015	More than Five Years
Senior unsecured notes	$5,729,265	$292,265	$800,000	$887,000	$3,750,000
Mortgage debt	1,795,269	19,291	440,410	484,764	850,804
Development commitments(2)	24,969	15,326	9,643	—	—
Ground and other operating leases	200,043	2,596	10,651	9,230	177,566
Interest(3)	2,677,995	214,451	768,546	592,839	1,102,159
Total	$10,427,541	$543,929	$2,029,250	$1,973,833	$5,880,529

(1)         Excludes $89 million of other debt that represents Life Care Bonds at three of our senior housing facilities that have no scheduled maturities.

(2)         Represents construction and other commitments for developments in progress.

(3)         Interest on variable-rate debt is calculated using rates in effect at June 30, 2011.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.  At June 30, 2011, we are exposed to market risks related to fluctuations in interest rates on the following: (i) $25 million of variable-rate mortgage notes debt payable (excludes $88 million of variable-rate mortgage notes that have been hedged through interest-rate swap contracts), (ii) $25 million of variable-rate senior unsecured notes and (iii) $250 million of additional variable interest-rate exposure achieved through an interest-rate swap contract (pay float and receive fixed) that are partially offset by properties with a gross value of $83 million that are subject to leases where the payments fluctuate with changes in LIBOR.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a one percentage point increase in the interest rate related to the variable-rate investments and variable-rate debt, and assuming no other changes in the outstanding balance as of June 30, 2011, interest expense would increase by approximately $2 million, or less than $0.01 per common share on a diluted basis.

We use derivative financial instruments in the normal course of business to mitigate interest rate risk. We do not use derivative financial instruments for speculative purposes. Derivatives are recorded on the consolidated balance sheet at their fair value. See Note 20 to the Condensed Consolidated Financial Statements for further information.

To illustrate the effect of movements in the interest rate markets, we performed a market sensitivity analysis on our hedging instruments. We applied various basis point spreads to the underlying interest rate curves of the derivative portfolio in order to determine the instruments’ change in fair value. Assuming a one percentage point change in the underlying interest rate curve, the estimated change in fair value of each of the underlying derivative instruments would not exceed $3.8 million. See Note 20 to the Condensed Consolidated Financial Statements for additional analysis details.

Market Risk.  We have investments in marketable equity securities classified as available-for-sale. Gains and losses on these securities are recognized in income when realized and losses are recognized when an other-than-temporary decline in value is identified. An initial indicator of other-than-temporary decline in value for marketable equity securities is based on the severity of the decline in estimated fair value below the carrying value for an extended period of time. We consider a variety of factors in evaluating an other-than-temporary decline in value, such as: the length of time and the extent to which the market value has been less than our current carrying value; the issuer’s financial condition, capital strength and near-term prospects; any recent events specific to that issuer and economic conditions of its industry; and our investment horizon in relationship to an anticipated near-term recovery in the stock, if any. At June 30, 2010, the fair value and current carrying value of marketable equity securities was $23.8 million and $22.4 million, respectively.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

See the Ventas litigation matters under the heading “Legal Proceedings” of Note 12 to the Condensed Consolidated Financial Statements in this report for information regarding legal proceedings, which information is incorporated by reference in this Item 3.

Item 1A.  Risk Factors

There are no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)

None.

(b)

None.

(c)

The table below sets forth information with respect to purchases of our common stock made by us or on our behalf or by any “affiliated purchaser,” as such term is defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, during the three months ended June 30, 2011.

Period Covered	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number Of Shares (Or Units) Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number (Or Approximate Dollar Value) Of Shares (Or Units) That May Yet Be Purchased Under The Plans Or Programs
April 1-28, 2011	5,351	$38.71	—	—
May 1-31, 2011	3,315	36.98	—	—
June 1-30, 2011	55	36.53	—	—
Total	8,721	38.04	—	—

(1)          Represents restricted shares withheld under our 2006 Performance Incentive Plan (the “2006 Incentive Plan”), to offset tax withholding obligations that occur upon vesting of restricted shares. Our 2006 Incentive Plan provides that the value of the shares withheld shall be the closing price of our common stock on the date the relevant transaction occurs.

Item 6. Exhibits

2.1

Amendment to Purchase Agreement, dated as of April 7, 2011, by and among HCP, Inc., HCP 2010 REIT LLC, HCR ManorCare MergeCo, Inc., HCR ManorCare, LLC, HCR Properties, LLC and HCR Healthcare, LLC (incorporated herein by reference to Exhibit 2.1 to HCP’s Current Report on Form 8-K (File No. 1-08895), filed April 12, 2011).**

10.1

Master Lease and Security Agreement, dated as of April 7, 2011, by and between the parties set forth in Exhibit A-1, Exhibit A-2, Exhibit A-3 and Exhibit A-4 attached thereto and HCR III Healthcare, LLC (incorporated herein by reference to Exhibit 10.1 to HCP’s Current Report on Form 8-K (File No. 1-08895), filed July 12, 2011).**

10.2

Employment Agreement, dated May 31, 2011, by and between HCP, Inc. and James W. Mercer (incorporated herein by reference to Exhibit 10.1 to HCP’s Current Report on Form 8-K (File No. 1-08895), filed May 31, 2011). †

10.3

Separation, Consulting and General Release Agreement, dated May 26, by and between HCP, Inc. and J. Alberto Gonzalez-Pita (incorporated herein by reference to Exhibit 10.2 to HCP’s Current Report on Form 8-K (File No. 1-08895), filed May 31, 2011). †

10.4	Form of CEO Time-Based Restricted Stock Unit Agreement.* †

31.1	Certification by James F. Flaherty III, HCP’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification by Timothy M. Schoen, HCP’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).

32.1	Certification by James F. Flaherty III, HCP’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	Certification by Timothy M. Schoen, HCP’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Furnished herewith.
**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment with the SEC.
†	Management Contract or Compensatory Plan or Arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 2, 2011	HCP, Inc.

(Registrant)

/s/ JAMES F. FLAHERTY III
James F. Flaherty III
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ TIMOTHY M. SCHOEN
Timothy M. Schoen
Executive Vice President-
Chief Financial Officer
(Principal Financial Officer)

/s/ SCOTT A. ANDERSON
Scott A. Anderson
Senior Vice President-
Chief Accounting Officer
(Principal Accounting Officer)