Form 10-Q
period 2011-09-30
HCP, INC.
filed 2011-10-31
CIK 765880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2011.

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

As of October 26, 2011, there were 407,788,174 shares of the registrant’s $1.00 par value common stock outstanding.

HCP, INC.

INDEX

PART I. FINANCIAL INFORMATION

HCP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2011	2010

ASSETS
Real estate:
Buildings and improvements	$9,010,834	$8,209,806
Development costs and construction in progress	168,828	144,116
Land	1,732,413	1,573,984
Accumulated depreciation and amortization	(1,465,165)	(1,251,142)
Net real estate	9,446,910	8,676,764

Net investment in direct financing leases	6,687,812	609,661
Loans receivable, net	103,473	2,002,866
Investments in and advances to unconsolidated joint ventures	225,979	195,847
Accounts receivable, net of allowance of $1,426 and $5,150, respectively	24,786	34,504
Cash and cash equivalents	44,860	1,036,701
Restricted cash	47,851	36,319
Intangible assets, net	389,518	316,375
Other assets, net	468,188	422,886
Total assets	$17,439,377	$13,331,923
LIABILITIES AND EQUITY
Bank line of credit	$375,000	$—
Senior unsecured notes	5,415,097	3,318,379
Mortgage debt	1,780,040	1,235,779
Other debt	89,325	92,187
Intangible liabilities, net	132,788	148,072
Accounts payable and accrued liabilities	260,346	313,806
Deferred revenue	69,729	77,653
Total liabilities	8,122,325	5,185,876

Commitments and contingencies

Preferred stock, $1.00 par value: 50,000,000 shares authorized; 11,820,000 shares issued and outstanding, liquidation preference of $25.00 per share	285,173	285,173
Common stock, $1.00 par value: 750,000,000 shares authorized; 407,779,492 and 370,924,887 shares issued and outstanding, respectively	407,779	370,925
Additional paid-in capital	9,353,785	8,089,982
Cumulative dividends in excess of earnings	(890,477)	(775,476)
Accumulated other comprehensive loss	(28,483)	(13,237)
Total stockholders’ equity	9,127,777	7,957,367

Joint venture partners	18,184	14,935
Non-managing member unitholders	171,091	173,745
Total noncontrolling interests	189,275	188,680
Total equity	9,317,052	8,146,047
Total liabilities and equity	$17,439,377	$13,331,923

See accompanying Notes to Condensed Consolidated Financial Statements.

HCP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Rental and related revenues	$254,251	$227,679	$768,647	$682,316
Tenant recoveries	23,880	23,326	69,765	67,156
Resident fees and services	11,974	15,277	15,314	15,277
Income from direct financing leases	153,496	13,028	310,553	37,238
Interest income	577	36,582	99,199	108,004
Investment management fee income	494	1,157	1,605	3,755
Total revenues	444,672	317,049	1,265,083	913,746

Costs and expenses:
Depreciation and amortization	88,556	78,313	270,028	233,948
Interest expense	104,198	71,598	317,903	220,295
Operating	57,672	60,426	151,139	151,929
General and administrative	19,648	19,590	76,472	65,039
Impairments (recoveries)	15,400	—	15,400	(11,900)
Total costs and expenses	285,474	229,927	830,942	659,311

Other income (expense), net	(772)	6,657	17,058	7,151

Income before income taxes and equity income from and impairments of investments in unconsolidated joint ventures	158,426	93,779	451,199	261,586
Income taxes	(5)	(867)	(290)	(1,809)
Equity income from unconsolidated joint ventures	17,050	209	32,798	4,078
Impairments of investments in unconsolidated joint ventures	—	(71,693)	—	(71,693)
Income from continuing operations	175,471	21,428	483,707	192,162

Discontinued operations:
Income before gain on sales of real estate, net of income taxes	—	758	—	2,655
Gain on sales of real estate, net of income taxes	—	3,987	—	4,052
Total discontinued operations	—	4,745	—	6,707

Net income	175,471	26,173	483,707	198,869
Noncontrolling interests’ share in earnings	(3,276)	(3,518)	(12,660)	(10,077)
Net income attributable to HCP, Inc.	172,195	22,655	471,047	188,792
Preferred stock dividends	(5,282)	(5,282)	(15,848)	(15,848)
Participating securities’ share in earnings	(546)	(378)	(1,893)	(1,648)
Net income applicable to common shares	$166,367	$16,995	$453,306	$171,296

Basic earnings per common share:
Continuing operations	$0.41	$0.04	$1.15	$0.55
Discontinued operations	—	0.01	—	0.02
Net income applicable to common shares	$0.41	$0.05	$1.15	$0.57
Diluted earnings per common share:
Continuing operations	$0.41	$0.04	$1.14	$0.55
Discontinued operations	—	0.01	—	0.02
Net income applicable to common shares	$0.41	$0.05	$1.14	$0.57
Weighted-average shares used to calculate earnings per common share:
Basic	407,081	309,448	395,258	299,243
Diluted	408,646	311,092	397,013	300,468

Dividends declared per common share	$0.48	$0.465	$1.44	$1.395

See accompanying Notes to Condensed Consolidated Financial Statements.

HCP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

(Unaudited)

						Cumulative	Accumulated
					Additional	Dividends	Other	Total	Total
	Preferred Stock		Common Stock		Paid-In	In Excess	Comprehensive	Stockholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Of Earnings	Income (Loss)	Equity	Interests	Equity
January 1, 2011	11,820	$285,173	370,925	$370,925	$8,089,982	$(775,476)	$(13,237)	$7,957,367	$188,680	$8,146,047
Comprehensive income:
Net income	—	—	—	—	—	471,047	—	471,047	12,660	483,707
Change in net unrealized losses on securities:
Unrealized losses	—	—	—	—	—	—	(10,152)	(10,152)	—	(10,152)
Change in net unrealized gains (losses) on cash flow hedges:
Unrealized losses	—	—	—	—	—	—	(4,092)	(4,092)	—	(4,092)
Less reclassification adjustment realized in net income	—	—	—	—	—	—	(1,122)	(1,122)	—	(1,122)
Change in Supplemental Executive Retirement Plan obligation	—	—	—	—	—	—	100	100	—	100
Foreign currency translation adjustment	—	—	—	—	—	—	20	20	—	20
Total comprehensive income								455,801	12,660	468,461
Issuance of common stock, net	—	—	36,256	36,256	1,254,609	—	—	1,290,865	(2,533)	1,288,332
Repurchase of common stock	—	—	(135)	(135)	(4,805)	—	—	(4,940)	—	(4,940)
Exercise of stock options	—	—	733	733	18,758	—	—	19,491	—	19,491
Amortization of deferred compensation	—	—	—	—	15,286	—	—	15,286	—	15,286
Preferred dividends	—	—	—	—	—	(15,848)	—	(15,848)	—	(15,848)
Common dividends ($1.44 per share)	—	—	—	—	—	(570,200)	—	(570,200)	—	(570,200)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(11,001)	(11,001)
Noncontrolling interests in acquisitions	—	—	—	—	—	—	—	—	1,500	1,500
Sale of noncontrolling interests	—	—	—	—	—	—	—	—	14,028	14,028
Purchase of noncontrolling interests	—	—	—	—	(20,045)	—	—	(20,045)	(14,059)	(34,104)
September 30, 2011	11,820	$285,173	407,779	$407,779	$9,353,785	$(890,477)	$(28,483)	$9,127,777	$189,275	$9,317,052

See accompanying Notes to Condensed Consolidated Financial Statements.

HCP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Continued)

(In thousands)

(Unaudited)

						Cumulative	Accumulated
					Additional	Dividends	Other	Total	Total
	Preferred Stock		Common Stock		Paid-In	In Excess	Comprehensive	Stockholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Of Earnings	Income (Loss)	Equity	Interests	Equity
January 1, 2010	11,820	$285,173	293,548	$293,548	$5,719,400	$(515,450)	$(2,134)	$5,780,537	$178,072	$5,958,609
Comprehensive income:
Net income	—	—	—	—	—	188,792	—	188,792	10,077	198,869
Change in net unrealized gains (losses) on securities:
Unrealized gains	—	—	—	—	—	—	936	936	—	936
Less reclassification adjustment realized in net income	—	—	—	—	—	—	(4,680)	(4,680)	—	(4,680)
Change in net unrealized gains (losses) on cash flow hedges:
Unrealized losses	—	—	—	—	—	—	(2,368)	(2,368)	—	(2,368)
Less reclassification adjustment realized in net income	—	—	—	—	—	—	630	630	—	630
Change in Supplemental Executive Retirement Plan obligation	—	—	—	—	—	—	97	97	—	97
Foreign currency translation adjustment	—	—	—	—	—	—	93	93	—	93
Total comprehensive income	—	—	—	—	—	—	—	183,500	10,077	193,577
Issuance of common stock, net	—	—	16,958	16,958	507,698	—	—	524,656	(5,072)	519,584
Repurchase of common stock	—	—	(149)	(149)	(4,152)	—	—	(4,301)	—	(4,301)
Exercise of stock options	—	—	150	150	3,411	—	—	3,561	—	3,561
Amortization of deferred compensation	—	—	—	—	11,306	—	—	11,306	—	11,306
Preferred dividends	—	—	—	—	—	(15,848)	—	(15,848)	—	(15,848)
Common dividends ($1.395 per share)	—	—	—	—	—	(418,530)	—	(418,530)	—	(418,530)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(12,545)	(12,545)
Noncontrolling interests in acquisitions	—	—	—	—	—	—	—	—	9,267	9,267
Sale of noncontrolling interests	—	—	—	—	—	—	—	—	8,395	8,395
Other	—	—	—	—	—	—	—	—	709	709
September 30, 2010	11,820	$285,173	310,507	$310,507	$6,237,663	$(761,036)	$(7,426)	$6,064,881	$188,903	$6,253,784

See accompanying Notes to Condensed Consolidated Financial Statements.

HCP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$483,707	$198,869
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate, in-place lease and other intangibles:
Continuing operations	270,028	233,948
Discontinued operations	—	1,442
Amortization of above and below market lease intangibles, net	(3,271)	(5,337)
Stock-based compensation	15,286	11,306
Amortization of debt premiums, discounts and issuance costs, net	22,118	7,238
Straight-line rents	(46,936)	(32,869)
Interest accretion	(65,973)	(46,997)
Deferred rental revenues	(1,284)	(2,245)
Equity income from unconsolidated joint ventures	(32,798)	(4,078)
Distributions of earnings from unconsolidated joint ventures	2,462	5,441
Gain on sales of real estate	—	(4,052)
Gain upon consolidation of joint venture	(7,769)	—
Marketable securities gains, net	—	(5,642)
Gain upon settlement of loans receivable	(22,812)	—
Derivative (gains) losses, net	(1,226)	470
Impairments, net of recoveries	15,400	59,793
Changes in:
Accounts receivable, net	3,206	1,987
Other assets	28,631	1,181
Accounts payable and accrued liabilities	(71,848)	10,273
Net cash provided by operating activities	586,921	430,728
Cash flows from investing activities:
Cash used in the HCR ManorCare Acquisition, net of cash acquired	(4,026,556)	—
Cash used in the HCP Ventures II purchase, net of cash acquired	(135,550)	—
Other acquisitions and development of real estate	(170,629)	(228,297)
Leasing costs and tenant and capital improvements	(31,772)	(65,183)
Proceeds from sales of real estate, net	—	1,963
Purchase of an interest in and contributions to unconsolidated joint ventures	(95,000)	(6,445)
Distributions in excess of earnings from unconsolidated joint ventures	1,936	2,469
Purchases of marketable equity securities	(22,449)	—
Proceeds from the sale of marketable securities	—	72,749
Principal repayments on loans receivable and direct financing leases	303,867	28,494
Investments in loans receivable	(363,337)	(131,492)
Increase in restricted cash	(11,532)	(1,223)
Net cash used in investing activities	(4,551,022)	(326,965)
Cash flows from financing activities:
Net borrowings under bank line of credit	375,000	318,000
Repayment of term loan	—	(200,000)
Repayments of mortgage debt	(152,517)	(162,623)
Issuance of senior unsecured notes	2,400,000	—
Debt discounts and issuance costs	(43,716)	—
Repayment of senior unsecured notes	(292,265)	(200,000)
Net proceeds from the issuance of common stock and exercise of options	1,302,883	518,844
Dividends paid on common and preferred stock	(586,048)	(434,378)
Sale of noncontrolling interests	14,028	8,395
Purchase of noncontrolling interests	(34,104)	—
Distributions to noncontrolling interests	(11,001)	(11,625)
Net cash provided by (used in) financing activities	2,972,260	(163,387)
Net decrease in cash and cash equivalents	(991,841)	(59,624)
Cash and cash equivalents, beginning of period	1,036,701	112,259
Cash and cash equivalents, end of period	$44,860	$52,635

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

The condensed consolidated financial statements include the accounts of HCP, its wholly-owned subsidiaries and joint ventures or variable interest entities (“VIEs”) that it controls through voting rights or other means. Intercompany transactions and balances have been eliminated upon consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been included. Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The accompanying unaudited interim financial information should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”).

Certain amounts in the Company’s condensed consolidated financial statements have been reclassified for prior periods to conform to the current period presentation. Assets sold or held for sale and associated liabilities have been reclassified on the condensed consolidated balance sheets and the related operating results reclassified from continuing to discontinued operations on the condensed consolidated income statements (see Note 5). Facility-level revenues from 21 senior housing communities in a structure consistent with the Housing and Economic Recovery Act of 2008 (commonly referred to as “RIDEA”) are presented in “resident fees and services” on the condensed consolidated income statements; all facility-level resident fee and service revenue previously reported in “rental and related revenues” has been reclassified to “resident fees and services” (see Note 12 for additional information regarding the 21 RIDEA facilities).

Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (‘‘FASB’’) issued Accounting Standards Update No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU 2011-02”). The amendments in this update clarify, among other things, the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. The adoption of ASU 2011-02 on July 1, 2011 did not have an impact on its consolidated financial position or results of operations.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The Company does not expect the adoption of ASU 2011-05 on January 1, 2012 to have an impact on its consolidated financial position or results of operations.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The Company does not expect the adoption of ASU 2011-08 on January 1, 2012 to have a significant impact on its consolidated financial position or results of operations.

(3)  HCR ManorCare Acquisition

On April 7, 2011, the Company completed its acquisition of substantially all of the real estate assets of HCR ManorCare, Inc. (“HCR ManorCare”), for a purchase price of $6 billion (“HCR ManorCare Acquisition”). The purchase price consisted of the following: (i) $4 billion in cash consideration; and (ii) $2 billion representing the fair value of the Company’s former HCR ManorCare debt investments that were settled as part of this acquisition. Through this transaction, the Company acquired 334 HCR ManorCare post-acute, skilled nursing and assisted living facilities. The facilities are located in 30 states, with the highest concentrations in Ohio, Pennsylvania, Florida, Illinois and Michigan. A wholly-owned subsidiary of HCR ManorCare will continue to operate the assets pursuant to a long-term triple-net master lease agreement supported by a guaranty from HCR ManorCare. Additionally, the Company exercised its option to purchase an ownership interest in the operations of HCR ManorCare (HCRMC Operations, LLC) for $95 million that represented a 9.9% equity interest at closing.

The HCR ManorCare total purchase price is as follows (in thousands):

April 7, 2011

Payment of aggregate cash consideration, net of cash acquired	$3,801,624
HCP’s loan investments in HCR ManorCare’s debt settled at fair value(1)	1,990,406
Assumed HCR ManorCare accrued liabilities at fair value(2)	224,932
Total purchase consideration	$6,016,962

Legal, accounting and other fees and costs(3)	$26,839

(1)          The Company recognized a gain of approximately $23 million, included in interest income, which represents the fair value of the Company’s existing mezzanine and mortgage loan investments in HCR ManorCare in excess of its carrying value on the acquisition date.

(2)          In August 2011, the Company repaid or refunded these amounts to certain taxing authorities or the seller. These August 2011 cash payments are included in the “cash used in the HCR ManorCare Acquisition, net of cash acquired” that is presented in the condensed consolidated statements of cash flows under investing activities.

(3)          Represents estimated fees and costs of $15.5 million and $11.3 million that were expensed and included in general and administrative expense and interest expense, respectively. These charges are directly attributable to the transaction and represent non-recurring costs.

The following table summarizes the fair values of the HCR ManorCare assets acquired and liabilities assumed at the acquisition date of April 7, 2011 (in thousands):

Assets acquired
Net investments in direct financing leases	$6,002,074
Cash and cash equivalents	6,996
Intangible assets, net	14,888
Total assets acquired	$6,023,958

Total liabilities assumed	$224,932
Net assets acquired	$5,799,026

In connection with the HCR ManorCare Acquisition, the Company entered into a credit agreement for a 365-day bridge loan facility (from funding to maturity) in an aggregate amount of up to $3.3 billion. In March 2011, the Company terminated this bridge loan facility in accordance with its terms; consequently, the Company incurred a charge of $11.3 million related to the write-off of unamortized loan fees associated with this bridge loan commitment that is included in interest expense.

The assets and liabilities of the Company’s investments related to HCR ManorCare and the related results of operations are included in the condensed consolidated financial statements from the April 7, 2011 acquisition date. From the acquisition date to September 30, 2011, the Company has recognized revenues and earnings from its investments related to HCR ManorCare of $270.4 million and $301.5 million, respectively.

Pro Forma Results of Operations

The following unaudited pro forma consolidated results of operations assume that the HCR ManorCare Acquisition, including the Company’s equity interest in HCRMC Operations, LLC, was completed as of January 1 for each of the periods presented below (in thousands, except per share amounts):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2010	2011	2010
Revenues	$428,659	$1,361,900	$1,250,569
Net income	126,332	580,181	501,218
Net income applicable to HCP, Inc.	122,814	567,521	491,141

Basic earnings per common share	$0.30	$1.36	$1.26
Diluted earnings per common share	0.30	1.35	1.26

(4)         Other Real Estate Property Investments

A summary of other real estate acquisitions for the nine months ended September 30, 2011 follows (in thousands):

	Consideration			Assets Acquired
Segment	Cash Paid	Debt Assumed	Noncontrolling Interest	Real Estate	Net Intangibles
Life science	$84,087	$57,869	$—	$133,040	$8,916
Medical office	29,743	—	1,500	26,191	5,052
	$113,830	$57,869	$1,500	$159,231	$13,968

See discussion of the purchase and consolidation of HCP Ventures II in Note 8.

During the nine months ended September 30, 2011, the Company funded an aggregate of $87 million for construction, tenant and other capital improvement projects, primarily in its life science and medical office segments. During the nine months ended September 30, 2011, two of the Company’s life science facilities located in South San Francisco were placed in service representing 88,000 square feet.

A summary of real estate acquisitions for the nine months ended September 30, 2010 follows (in thousands):

	Consideration			Assets Acquired
Segment	Cash Paid	Debt Assumed	DownREIT Units(1)	Real Estate	Net Intangibles
Senior housing	$124,935	$—	$—	$124,565	$370
Life science	21,843	—	7,341	23,998	5,186
Medical office	12,017	5,352	1,926	15,734	3,561
	$158,795	$5,352	$9,267	$164,297	$9,117

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

(5)   Discontinued Operations

There were no properties classified as held for sale and reported as discontinued operations as of or during the three or nine months ended September 30, 2011.

The following table summarizes operating income from discontinued operations (dollars in thousands):

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Rental and related revenues	$970	$4,091

Depreciation and amortization expenses	194	1,442
Operating expenses	55	124
Other income, net	(37)	(130)
Income, net of income taxes	$758	$2,655
Gain on sales of real estate, net of income taxes	3,987	4,052

Number of properties held for sale	10	10
Number of properties sold	3	4
Number of properties included in discontinued operations	13	14

(6)         Net Investment in Direct Financing Leases

The components of net investment in direct financing leases (“DFLs”) consist of the following (dollars in thousands):

	September 30,	December 31,
	2011	2010
Minimum lease payments receivable	$25,871,807	$1,266,129
Estimated residual values	4,010,514	409,270
Less unearned income	(23,194,509)	(1,065,738)
Net investment in direct financing leases	$6,687,812	$609,661
Properties subject to direct financing leases	361	27

On April 7, 2011, the Company completed the acquisition of 334 HCR ManorCare properties subject to a single master lease that the Company classified as a DFL. See discussion of the $6 billion HCR ManorCare Acquisition in Note 3.

Lease payments previously due to the Company relating to three land-only DFLs, along with the land, were subordinate to and served as collateral for first mortgage construction loans entered into by Erickson Retirement Communities and its affiliate entities (“Erickson”) to fund development costs related to the properties. On October 19, 2009, Erickson filed for bankruptcy protection, which included a plan of reorganization. In December 2009, the Company concluded that it was appropriate to reduce the carrying value of these assets to a nominal amount. In February 2010, the Company entered into a settlement agreement with Erickson which was subsequently approved by the bankruptcy court. In April 2010, the reorganization was completed, which resulted in the Company (i) retaining deposits held by the Company with balances of $5 million and (ii) receiving an additional $9.6 million. As a result, the Company recognized aggregate income of $11.9 million in impairment recoveries in 2010, which represented the reversal of a portion of the allowances established pursuant to the previous December 2009 impairment charges related to its investments in the three DFLs and participation interest in the senior construction loan.

(7)   Loans Receivable

The following table summarizes the Company’s loans receivable (in thousands):

	September 30, 2011			December 31, 2010
	Real Estate Secured	Other Secured	Total	Real Estate Secured	Other Secured	Total
Mezzanine	$—	$90,148	$90,148	$—	$1,144,485	$1,144,485
Other	29,115	—	29,115	1,030,454	—	1,030,454
Unamortized discounts, fees and costs	(1,292)	(1,088)	(2,380)	(107,549)	(61,127)	(168,676)
Allowance for loan losses	—	(13,410)	(13,410)	—	(3,397)	(3,397)
	$27,823	$75,650	$103,473	$922,905	$1,079,961	$2,002,866

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

On August 3, 2009, the Company purchased a $720 million participation in the first mortgage debt of HCR ManorCare at a discount of $130 million, which resulted in an acquisition cost of $590 million. At December 31, 2010, the carrying value of the participation in this loan was $639 million. In connection with the HCR ManorCare Acquisition prefunding activities, on January 31, 2011, the Company purchased an additional $360 million participation in the first mortgage debt of HCR ManorCare. The $1.08 billion participations paid interest at LIBOR plus 1.25%.

On April 7, 2011, upon closing of the HCR ManorCare Acquisition, the Company’s loans to HCR ManorCare were settled, which resulted in additional interest income of $23 million that represents the excess of the loans’ fair values above their carrying values at the time of settlement. See Note 3 for additional discussion related to the HCR ManorCare Acquisition.

Genesis HealthCare Loans

In September and October 2010 the Company purchased participations in a senior loan and mezzanine note of Genesis HealthCare (“Genesis”) with par values of $277.6 million and $50.0 million, respectively, each at a discount for $249.9 million and $40.0 million, respectively.

The Genesis senior loan paid interest on the par value at LIBOR (subject to a floor of 1.5% increasing to 2.5% by maturity) plus a spread of 4.75% increasing to 5.75% by maturity. The senior loan was secured by all of Genesis’ assets. The mezzanine note paid interest on the par value at LIBOR plus a spread of 7.50%. In addition to the coupon interest payments, the mezzanine note required the payment of a termination fee, of which the Company’s share prior to the early repayment of this loan was $2.3 million. The mezzanine note was subordinate to the senior loan and secured by an indirect pledge of equity ownership in Genesis’ assets.

On April 1, 2011, the Company received $330.4 million from the early repayment of its loans to Genesis, and recognized additional interest income of $34.8 million, which represents the related unamortized discount and termination fee.

Cirrus Health Loan

The Company holds an interest-only, senior secured term loan made to Cirrus Health, an affiliate of the Cirrus Group, LLC, (“Cirrus”). The loan had a maturity date of December 31, 2008, with a one-year extension period at the option of the borrower, subject to certain terms and conditions, under which amounts were borrowed to finance the acquisition, development, syndication and operation of new and existing surgical partnerships. The loan is collateralized by all of the assets of the borrower (comprised primarily of interests in partnerships operating surgical facilities, some of which are on the premises of properties owned by the Company or HCP Ventures IV, LLC, an unconsolidated joint venture of the Company) and is supported in part by limited guarantees made by certain post and current principals of Cirrus. Recourse under certain of these guarantees is limited to the guarantors’ respective interests in certain entities owning real estate that are pledged to secure such guarantees. At December 31, 2008, the borrower did not meet the conditions necessary to exercise its extension option and did not repay the loan upon maturity. On April 22, 2009, new terms for extending the maturity date of the loan were agreed to, including the payment of a $1.1 million extension fee, and the maturity date was extended to December 31, 2010. In July 2009, the Company issued a notice of default for the borrower’s failure to make interest payments. In December 2009, the Company determined that the loan was impaired and recognized a provision for loan loss of $4.3 million. This provision for loan loss resulted from discussions that began in December 2009 to restructure the loan. Effective January 1, 2011, the Company placed the loan on cost-recovery status, under which accrual of interest income is suspended and any payments received from the borrower are applied to reduce the recorded investment in the loan, as the amount and timing of payments from this loan have become less certain. Through October 2011, the Company has made various attempts to restructure the loan; however, the Company, borrower and guarantors of the loan could not reach an agreement on the terms and conditions of the restructuring. Further, as a result of: (i) the continued delay and costs associated with sale of certain of the collateral assets (primarily Cirrus’ interests in partnerships operating surgical centers); and (ii) the decline in the operating performance and value of certain of Cirrus’ collateral assets, the Company concluded that the carrying value of its loan was in excess of the proceeds that can be generated from selling the collateral assets in an orderly liquidation. Therefore, the Company recognized an additional provision for losses of $15.4 million in September 2011 that reduced the combined carrying value of the Company’s loan and the related interest receivable to the fair value of the related collateral supporting this loan. Provision for loan loss is recorded in impairments (recoveries). At September 30, 2011 and December 31, 2010, the carrying value of this loan was $75.7 million and $93.1 million, respectively. During the three and nine months ended September 30, 2011, the Company received cash payments from the borrower of $0.9 million and $2.1 million, respectively. During the three and nine months ended September 30, 2010, the Company recognized interest income from this loan of $2.9 million and $8.6 million, respectively, and received cash payments from the borrower of $0.2 million and $1.1 million, respectively.

A reconciliation of the Company’s beginning and ending allowance for loan losses follows (in thousands):

Amount

Balance at January 1, 2011	$3,397
Additions(1)	10,013
Balance at September 30, 2011	$13,410

(1)          In September 2011 the Company recognized a total provision for losses of $15.4 million related to its Cirrus loan that is discussed above; $10.0 million of this provision reduced the carrying value of the loan and the remaining $5.4 million provision reduced the carrying value of the related accrued interest receivable (accrued interest on loans is presented in other assets; see Note 10 for additional information).

(8)   Investments in and Advances to Unconsolidated Joint Ventures

HCP Ventures II

On January 14, 2011, the Company acquired its partner’s 65% interest in HCP Ventures II, a joint venture that owned 25 senior housing facilities, becoming the sole owner of the portfolio.

The HCP Ventures II purchase consideration is as follows (in thousands):

January 14, 2011

Cash paid for HCP Ventures II’s partnership interest	$135,550
Fair value of HCP’s 35% interest in HCP Ventures II (carrying value of $65,223 at closing)(1)	72,992
Total purchase consideration	$208,542

Estimated fees and costs
Legal, accounting and other fees and costs(2)	$150
Debt assumption fees(3)	500
Total	$650

(1)          The Company recognized a gain of approximately $8 million, included in other income (expense), net, which represents the fair value of the Company’s 35% interest in HCP Ventures II in excess of its carrying value on the acquisition date.

(2)          Represents estimated fees and costs that were expensed and included in general and administrative expenses. These charges are directly attributable to the transaction and represent non-recurring costs.

(3)         Represents debt assumption fees that were capitalized as deferred debt costs.

In accordance with the accounting guidance applicable to acquisitions of the partner’s ownership interests that result in consolidation of previously unconsolidated entities, the Company recorded all of the assets and liabilities of HCP Ventures II at their fair value as of the January 14, 2011 acquisition date. The Company utilized relevant market data and valuation techniques to allocate the acquisition date fair value for HCP Ventures II. Relevant market data and valuation techniques included, but were not limited to, market data comparables for capitalization and discount rates, credit spreads and property specific cash flows assumptions. The capitalization and discount rates as well as credit spread assumptions utilized in the Company’s valuation model were based on information that it believes to be within a reasonable range of current market data. The following table summarizes the fair values of the HCP Ventures II assets acquired and liabilities assumed as of the acquisition date of January 14, 2011 (in thousands):

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

Summary of Unconsolidated Joint Venture Information

The Company owns interests in the following entities which are accounted for under the equity method at September 30, 2011 (dollars in thousands):

Entity(1)	Properties/Segment	Investment(2)	Ownership%
HCRMC Operations, LLC	post-acute/skilled nursing	$98,406	9.9(3)
HCP Ventures III, LLC	13 medical office	9,245	30
HCP Ventures IV, LLC	54 medical office and 4 hospital	36,065	20
HCP Life Science(4)	4 life science	66,335	50-63
Horizon Bay Hyde Park, LLC	1 senior housing	7,555	75
Suburban Properties, LLC	1 medical office	8,176	67
Advances to unconsolidated joint ventures, net		197
		$225,979
Edgewood Assisted Living Center, LLC	1 senior housing	$(348)	45
Seminole Shores Living Center, LLC	1 senior housing	(903)	50
		$(1,251)

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

Summarized combined financial information for the Company’s unconsolidated joint ventures follows (in thousands):

	September 30,	December 31,
	2011(1)	2010(2)
Real estate, net	$3,821,331	$1,633,209
Goodwill	3,495,500	—
Other assets, net	3,234,931	131,714
Total assets	$10,551,762	$1,764,923

Capital lease obligations and other debt	$6,494,000	$—
Mortgage debt	499,336	1,148,839
Accounts payable	1,061,348	32,120
Other partners’ capital	2,234,366	415,697
HCP’s capital(3)	262,712	168,267
Total liabilities and partners’ capital	$10,551,762	$1,764,923

(1)          Includes the financial information of HCRMC Operations, LLC, in which the Company acquired an interest for $95 million that represented a 9.9% equity interest at closing.

(2)          Includes the financial information of HCP Ventures II, which was consolidated on January 14, 2011.

(3)         The combined basis difference of the Company’s investments in these joint ventures of $38 million, as of September 30, 2011, is primarily attributable to goodwill, real estate, capital lease obligations, deferred tax assets and lease related net intangibles.

	Three Months Ended September 30,		Nine Months Ended September 30,(1)
	2011(2)	2010(1)	2011(2)	2010
Total revenues	$1,123,742	$40,733	$2,174,711	$133,530
Net income (loss) (3)	31,076	(56,387)	9,198	(51,992)
HCP’s share in earnings(3) (4)	17,050	209	32,798	4,078
HCP’s impairment of its investment in HCP Ventures II(3)	—	(71,693)	—	(71,693)
Fees earned by HCP	494	1,157	1,605	3,755
Distributions received by HCP	1,271	2,539	4,398	7,910

(1)          Includes the financial information of HCP Ventures II, which was consolidated on January 14, 2011.

(2)          Includes the financial information of HCRMC Operations, LLC, in which the Company acquired an interest for $95 million that represented a 9.9% equity interest at closing.

(3)          Net loss for the three and nine months ended September 30, 2010, includes an impairment of $54.5 million related to straight-line rent assets of HCP Ventures II (the “Ventures”). Concurrently, during the nine months ended September 30, 2010 HCP recognized a $71.7 million impairment of its investment in the Ventures that was primarily attributable to a reduction in the fair value of the Ventures’ real estate assets and includes the Company’s share of the impact of the Ventures’ impairment of its straight-line rent assets. Therefore, HCP’s share in earnings for the three and nine months ended September 30, 2010 does not include the impact of the Ventures’ impairment of its straight-line rent assets.

(4)          The Company’s joint venture interest in HCRMC Operations, LLC is accounted for using the equity method and results in an ongoing reduction of DFL income, proportional to HCP’s ownership in HCRMC Operations, LLC. Further, the Company’s share of earnings from HCRMC Operations, LLC (equity income) increases for the corresponding reduction of related lease expense recognized at the HCRMC Operations, LLC level.

(9)         Intangibles

At September 30, 2011 and December 31, 2010, intangible lease assets, including lease-up intangibles, above market tenant lease intangibles, below market ground lease intangibles and intangible assets related to non-compete agreements, were $575 million and $511 million, respectively. At September 30, 2011 and December 31, 2010, the accumulated amortization of intangible assets was $185 million and $195 million, respectively.

At September 30, 2011 and December 31, 2010, below market lease and above market ground lease intangible liabilities were $220 million and $233 million, respectively. At September 30, 2011 and December 31, 2010, the accumulated amortization of intangible liabilities was $87 million and $85 million, respectively.

(10)  Other Assets

The Company’s other assets consist of the following (in thousands):

	September 30,		December 31,
	2011		2010
Straight-line rent assets, net of allowance of $38,369 and $35,190, respectively	$253,656		$206,862
Leasing costs, net	85,991		86,676
Deferred debt issuance costs, net	37,777		23,541
Goodwill	50,346		50,346
Marketable equity securities	12,297		—
Other	28,121	(1)	55,461
Total other assets	$468,188		$422,886

(1)          Includes a $5.4 million allowance for losses related to accrued interest receivable on our Cirrus loan, which accrued interest is included in other assets.  At December 31, 2010 and September 30, 2011, the carrying value of interest accrued related to our Cirrus loan was $5.4 million and zero, respectively. See Note 7 for additional information about our Cirrus loan and the related impairment.

In June 2011 the Company purchased approximately $22.4 million of marketable equity securities. At September 30, 2011, the Company determined that the $10.1 million unrealized loss (recorded in accumulated other comprehensive income) on these securities was not other-than-temporary.  The decline in value of these marketable securities occurred in August and September of 2011 as a result of uncertainty in the industry and changes in the macroeconomic environment, rather than the issuer’s specific circumstances. In making the determination that the unrealized loss on these securities was not other-than-temporary, the Company considered current industry and issuer specific analyst reports, volatility of the security’s fair value and the severity and duration of the stock price decline, among other things. Further, the Company has the intent and ability to hold these securities for a period of time sufficient to allow for an anticipated recovery in fair value.

(11) Debt

Bank Line of Credit

The Company’s revolving line of credit facility provides for an aggregate borrowing capacity of $1.5 billion and matures on March 11, 2015, with a one-year committed extension option. The Company has the right to increase the commitments under the revolving line of credit facility by an aggregate amount of up to $500 million, subject to customary conditions. Borrowings under this revolving line of credit facility accrue interest at a rate per annum equal to LIBOR plus a margin that depends on the Company’s debt ratings. The Company pays a facility fee on the entire revolving commitment that depends upon its debt ratings. Based on the Company’s debt ratings at September 30, 2011, the margin on the revolving line of credit facility was 1.50% and the facility fee was 0.30%. At September 30, 2011, the Company had $375 million outstanding under this revolving line of credit facility with a weighted-average effective interest rate of 2.21%. At September 30, 2011, $12.3 million of aggregate letters of credit were also outstanding against the revolving line of credit facility.

The Company’s revolving line of credit facility contains certain financial restrictions and other customary requirements, including cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the agreement (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit the ratio of Secured Debt to Consolidated Total Asset Value to 30%, (iii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 60%, (iv) require a minimum Fixed Charge Coverage ratio of 1.5 times, and (v) require a formula-determined Minimum Consolidated Tangible Net Worth of $8.0 billion at September 30, 2011. At September 30, 2011, the Company was in compliance with each of these restrictions and requirements of the revolving line of credit facility.

Senior Unsecured Notes

At September 30, 2011, the Company had senior unsecured notes outstanding with an aggregate principal balance of $5.4 billion. Interest rates on the notes ranged from 1.25% to 7.07%. The weighted-average effective interest rate on the senior unsecured notes at September 30, 2011 was 5.67%. The senior unsecured notes contain certain covenants including limitations on debt, maintenance of unencumbered assets, cross-acceleration provisions and other customary terms. The Company believes it was in compliance with these covenants at September 30, 2011.

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

In September 2011, the Company repaid $292 million of maturing senior unsecured notes, which had a contractual interest rate of 5.95%. The senior unsecured notes were repaid with funds available under the Company’s revolving line of credit facility.

Mortgage Debt

At September 30, 2011, the Company had $1.8 billion in aggregate principal amount of mortgage debt outstanding that is secured by 140 healthcare facilities that had a carrying value of $2.3 billion. Interest rates on the mortgage debt ranged from 1.92% to 8.82% with a weighted-average effective rate of 6.12% at September 30, 2011.

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

Other Debt

At September 30, 2011, the Company had $89 million of non-interest bearing life care bonds at two of its continuing care retirement communities and non-interest bearing occupancy fee deposits at two of its senior housing facilities, all of which were payable to certain residents of the facilities (collectively, “Life Care Bonds”). At September 30, 2011, $32 million of the Life Care Bonds were refundable to the residents upon the resident moving out or to their estate upon death, and $57 million of the Life Care Bonds were refundable after the unit is successfully remarketed to a new resident.

Debt Maturities

The following table summarizes the Company’s stated debt maturities and scheduled principal repayments at September 30, 2011 (in thousands):

Year	Bank Line of Credit	Senior Unsecured Notes	Mortgage Debt	Total(1)
2011 (Three months)	$—	$—	$8,734	$8,734
2012	—	250,000	73,953	323,953
2013	—	550,000	367,374	917,374
2014	—	487,000	183,758	670,758
2015	375,000	400,000	302,102	1,077,102
Thereafter	—	3,750,000	858,273	4,608,273
	375,000	5,437,000	1,794,194	7,606,194
(Discounts) and premiums, net	—	(21,903)	(14,154)	(36,057)
	$375,000	$5,415,097	$1,780,040	$7,570,137

(1)              Excludes $89 million of other debt that represents the Life Care Bonds at certain of the Company’s senior housing facilities that have no scheduled maturities.

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

Ventas sought approximately $300 million in compensatory damages plus punitive damages. On July 16, 2009, the District Court dismissed Ventas’ claim that HCP interfered with Ventas’ purchase agreement with Sunrise REIT, dismissed claims for compensatory damages based on alleged financing and other costs, and allowed Ventas’ claim of interference with prospective advantage to proceed to trial. Ventas’ claim was tried before a jury between August 18, 2009 and September 4, 2009. During the trial, the District Court dismissed Ventas’ claim for punitive damages. On September 4, 2009, the jury returned a verdict in favor of Ventas in the amount of approximately $102 million in compensatory damages. The District Court entered a judgment against the Company in that amount on September 8, 2009. Due to the September 8, 2009 judgment in favor of Ventas, the Company recognized $102 million as a provision for litigation expense during the three months ended September 30, 2009, which amount was paid to Ventas on August 23, 2011.

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

On May 17, 2011, the Court of Appeals, viewing the evidence in the light most favorable to Ventas, as the Court of Appeals believed it must for reviewing the issue on appeal, held that the District Court had erred by not submitting Ventas’ claim for punitive damages to the jury, but affirmed the District Court’s judgment in all other respects. The Court of Appeals noted, among other things, that the trial record was replete with evidence of intentional misrepresentations, deceit, and/or concealment of material facts by HCP. It remanded the case to the District Court for a trial on the issue of Ventas’ claim against the Company for punitive damages. On May 31, 2011, the Company filed a petition seeking rehearing of the decision of the Court of Appeals, which petition was denied on July 5, 2011. On October 25, 2011, the Company filed a Petition For a Writ Of Certiorari with the United States Supreme Court, which petition remains pending.

The District Court has set a trial date of February 21, 2012 on the issue of Ventas’ claim for punitive damages. The Company expects that defending its interests will require it to expend significant funds.  The Company is unable to estimate the probability of additional loss or the ultimate aggregate amount of additional loss or financial impact with respect to Ventas’ claim for punitive damages as of September 30, 2011. The Company intends to continue vigorously defending against Ventas’ lawsuit both in the continuing appellate proceedings and in the trial court proceedings. An unfavorable jury verdict with respect to punitive damages could have a material adverse effect on the Company’s business, results of operations and financial condition.

On June 29, 2009, several of the Company’s subsidiaries, together with three of its tenants, filed complaints in the Delaware Court of Chancery (the “Court of Chancery”) against Sunrise Senior Living, Inc. and three of its subsidiaries (“Sunrise”). One of the complaints, which related to four of the 64 communities subject to the dispute, was removed on July 24, 2009 to the United States District Court for the Eastern District of Virginia (the “Virginia District Court”). On April 30, 2010, the Virginia District Court dismissed all claims before it, and each party filed a notice of appeal regarding the decision with the United States Court of Appeals for the Fourth Circuit.

On August 31, 2010, the Company entered into agreements with Sunrise in which: (i) the Company acquired the right to terminate management contracts on 27 of the 75 senior housing communities owned by the Company (these 27 communities were leased to tenants that had entered into management contracts with Sunrise); (ii) Sunrise agreed to limit certain fees and charges associated with the in-place management contracts of the remaining 48 communities, where such limitations were consistent with the parties’ budgetary rights and obligations under existing agreements; (iii) the Company agreed to fund certain capital expenditures at the remaining 48 communities, and (iv) both parties dismissed all of the previous litigation proceedings that were filed against each other. The Company agreed to pay Sunrise $50 million for the right to terminate the management contracts of the 27 communities; after taking into account the rights to approximately $9 million of working capital that the Company received in conjunction with acquiring these termination rights, the net cost to acquire the termination rights was $41 million. The Company had marketed for lease the 27 communities to a limited group of operators, and prior to August 31, 2010, had received a favorable bid and an executed non-binding term sheet from Emeritus Corporation (“Emeritus”). On October 18, 2010, the Company executed two triple-net master leases with Emeritus for the 27 communities on terms consistent with a non-binding term sheet agreed to by the Company and Emeritus in August 2010, including fixed lease terms of 15 years and two 10 year extension options. Shortly thereafter, on October 31, 2010, the Company exercised its rights under the existing lease contracts to terminate the leases with the tenants that had entered into the management contracts with Sunrise for a payment of $2 million. The term of the new Emeritus leases commenced on November 1, 2010, immediately after such termination.

The Company capitalized the $41 million cost for the above termination rights as an initial direct leasing cost of the new leases as it determined that: (i) acquiring the right to terminate Sunrise’s long-term management contracts was essential to enable the Company to lease such communities to another operator; and (ii) prior to August 31, 2010, the leasing transaction with Emeritus was reasonably assured. The initial direct leasing costs will be amortized over the initial 15-year term of the new leases with Emeritus. Further, the Company concluded that no amount of the $50 million paid to Sunrise should be allocated to the dismissed litigation or to the existing leases on the 48 remaining communities, because the Company believed that: (i) as ruled by the Virginia District Court, Sunrise’s counterclaims lacked merit and had no value, and the claims remaining in the Chancery Court arose from similar facts and were expected to be decided on the basis of similar law; (ii) Sunrise’s agreement to limit certain fees on the remaining 48 communities, and the Company’s agreement to fund certain capital expenditures at the communities, were each consistent with the Company’s and Sunrise’s obligations, respectively under the existing agreements; and (iii) the incremental value gained by the reasonably assured future rents from Emeritus and the acquired working capital exceeded the payment to Sunrise.

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

The following table provides information regarding the Company’s concentration with respect to certain operators; the information provided is presented for the gross assets and revenues that are associated with certain operators as percentages of the respective segment’s and total Company’s gross assets and revenues:

Segment Concentrations:

	Percentage of Senior Housing Gross Assets		Percentage of Senior Housing Revenues
	September 30,	December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
Operators	2011	2010	2011	2010	2011	2010
HCR ManorCare(1)	14%	—%	13%	—%	9%	—%
Brookdale	27	19	33	21	30	23
Emeritus(2)	18	25	22	17	24	17
Sunrise(2)(3)	22	30	18	42	19	38

	Percentage of Post-Acute/ Skilled Nursing Gross Assets		Percentage of Post-Acute/Skilled Nursing Revenues
	September 30,	December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
Operators	2011	2010	2011	2010	2011	2010
HCR ManorCare(1)	94%	75%	93%	75%	80%	75%

Total Company Concentrations:

	Percentage of Total Company Gross Assets		Percentage of Total Company Revenues
	September 30,	December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
Operators	2011	2010	2011	2010	2011	2010
HCR ManorCare(1)	35%	12%	32%	9%	26%	9%
Brookdale	9	6	10	7	9	7
Emeritus(2)	6	8	7	5	7	5
Sunrise(2)(3)	7	10	5	14	6	11

(1)              On April 7, 2011, the Company completed the acquisition of HCR ManorCare’s real estate assets, which included the settlement of the Company’s HCR ManorCare debt investments, see Notes 3 and 7 for additional information.

(2)              27 properties formerly operated by Sunrise were transitioned to Emeritus effective November 1, 2010.

(3)              Certain of our properties are leased to tenants who have entered into management contracts with Sunrise to operate the respective property on their behalf. To determine the Company’s concentration of revenues generated from properties operated by Sunrise, we aggregate revenue from these tenants with revenue generated from the two properties that are leased directly to Sunrise.

On September 1, 2011, we completed a strategic venture with Brookdale Senior Living, Inc. (“Brookdale”) that includes the operation of 37 HCP-owned senior living communities previously leased to or operated by Horizon Bay Retirement Living (“Horizon Bay”). As part of this transaction, Brookdale acquired Horizon Bay and: (i) assumed an existing triple-net lease for nine HCP communities; (ii) entered into a new triple-net lease related to four HCP communities; (iii) assumed Horizon Bay’s management of three HCP communities, one of which was recently developed by HCP; and (iv) entered into management contracts and a joint venture agreement for a 10% interest in the real estate and operations for 21 of the Company’s communities that are in a RIDEA structure. In connection with these transactions, the Company purchased $22.4 million of Brookdale’s common stock in June 2011 (see Note 10 for additional information regarding these marketable equity securities).

Under the provisions of RIDEA, a REIT may lease “qualified health care properties” on an arm’s length basis to a taxable REIT subsidiary if the property is operated on behalf of such subsidiary by a person who qualifies as an “eligible independent contractor.” The three and nine months ended September 30, 2011 include $11.9 million and $7.4 million in revenues and operating expenses, respectively, as a result of reflecting the facility-level results for the 21 RIDEA facilities operated by Brookdale beginning September 1, 2011. The three and nine months ended September 30, 2010 include increases of $13.7 million and $12.7 million in revenues and operating expenses, respectively, as a result of reflecting the facility-level results for 27 facilities leased to four VIE tenants operated by Sunrise that were consolidated, for the period from August 31, 2010 to November 1, 2010, as a result of the termination rights the Company acquired from the settlement agreement discussed above. See Note 18 for additional information regarding VIEs.

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

Credit Enhancement Guarantee

Certain of the Company’s senior housing facilities serve as collateral for $124 million of debt (maturing May 1, 2025) that is owed by a previous owner of the facilities. This indebtedness is guaranteed by the previous owner who has an investment grade credit rating. These senior housing facilities, which are classified as DFLs, had a carrying value of $368 million as of September 30, 2011.

(13) Equity

Preferred Stock

At September 30, 2011, the Company had two series of preferred stock outstanding, “Series E” and “Series F” preferred stock. The Series E and Series F preferred stock have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities of the Company. Holders of each series of preferred stock generally have no voting rights, except under limited conditions, and all holders are entitled to receive cumulative preferential dividends based upon each series’ respective liquidation preference. To preserve the Company’s status as a REIT, each series of preferred stock is subject to certain restrictions on ownership and transfer. Dividends are payable quarterly in arrears on the last day of March, June, September and December. The Series E and Series F preferred stock are currently redeemable at the Company’s option.

The following table lists the Series E cumulative redeemable preferred stock cash dividends paid and declared by the Company during the nine months ended September 30, 2011:

Declaration Date	Record Date	Amount Per Share	Dividend Payable Date
January 27	March 15	$0.45313	March 31
April 28	June 15	$0.45313	June 30
July 28	September 15	$0.45313	September 30

The following table lists the Series F cumulative redeemable preferred stock cash dividends paid and declared by the Company during the nine months ended September 30, 2011:

Declaration Date	Record Date	Amount Per Share	Dividend Payable Date
January 27	March 15	$0.44375	March 31
April 28	June 15	$0.44375	June 30
July 28	September 15	$0.44375	September 30

On October 27, 2011, the Company announced that its Board declared a quarterly cash dividend of $0.45313 per share on its Series E cumulative redeemable preferred stock and $0.44375 per share on its Series F cumulative redeemable preferred stock. These dividends will be paid on December 30, 2011 to stockholders of record as of the close of business on December 15, 2011.

Common Stock

The following table lists the common stock cash dividends paid and declared by the Company during the nine months ended September 30, 2011:

Declaration Date	Record Date	Amount Per Share	Dividend Payable Date
January 27	February 10	$0.48	February 23
April 28	May 9	$0.48	May 24
July 28	August 8	$0.48	August 23

On October 27, 2011, the Company announced that its Board declared a quarterly cash dividend of $0.48 per share. The common stock cash dividend will be paid on November 22, 2011 to stockholders of record as of the close of business on November 7, 2011.

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

The following is a summary of the Company’s other common stock issuances:

	Nine Months Ended September 30,
	2011	2010
	(shares in thousands)
Dividend Reinvestment and Stock Purchase Plan (“DRIP”)	1,533	869
Conversion of DownREIT units	30	130
Exercise of stock options	733	150
Restricted stock awards(1)	—	221
Vesting of restricted stock units(1)	228	265

(1)          Issued under the Company’s 2006 Performance Incentive Plan.

Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The following is a summary of the Company’s accumulated other comprehensive loss (in thousands):

	September 30,	December 31,
	2011	2010
Unrealized losses in available for sale securities	$(10,152)	$—
Unrealized losses on cash flow hedges, net	(15,526)	(10,312)
Supplemental Executive Retirement Plan minimum liability	(2,199)	(2,299)
Cumulative foreign currency translation adjustment	(606)	(626)
Total accumulated other comprehensive loss	$(28,483)	$(13,237)

Noncontrolling Interests

At September 30, 2011, there were 4.2 million non-managing member units outstanding in five DownREIT LLCs, for which the Company is the managing member. At September 30, 2011, the carrying and fair values of these DownREIT units were $171 million and $208 million, respectively.

Total Comprehensive Income

The following table provides a reconciliation of comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$175,471	$26,173	$483,707	$198,869
Other comprehensive loss	(14,650)	(2,874)	(15,246)	(5,292)
Total comprehensive income	$160,821	$23,299	$468,461	$193,577

(14) Segment Disclosures

The Company evaluates its business and makes resource allocations based on its five business segments: (i) senior housing, (ii) post-acute/skilled nursing, (iii) life science, (iv) medical office and (v) hospital. Under the senior housing, post-acute/skilled nursing, life science and hospital segments, the Company invests primarily in single operator or tenant properties, through the acquisition and development of real estate or through investment in debt issued by operators in these sectors. Under the medical office segment, the Company invests through the acquisition of medical office buildings (“MOBs”) that are primarily leased under gross or modified gross leases, which are generally to multiple tenants and require a greater level of property management. The accounting policies of the segments are the same as those described in Note 2 to the Condensed Consolidated Financial Statements for the year ended December 31, 2010 in the Company’s Annual Report on Form 10-K filed with the SEC. There were no intersegment sales or transfers during the nine months ended September 30, 2011 and 2010. The Company evaluates performance based upon property net operating income from continuing operations (“NOI”) and interest income of the combined investments in each segment.

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

Summary information for the reportable segments follows (in thousands):

For the three months ended September 30, 2011:

Segments	Rental Revenues(1)	Income From DFLs	Interest Income	Investment Management Fee Income	Total Revenues	NOI(2)
Senior housing	$107,465	$30,652	$42	$—	$138,159	$128,494
Post-acute/skilled	9,548	122,844	287	—	132,679	132,147
Life science	71,093	—	—	1	71,094	57,862
Medical office	81,145	—	—	493	81,638	47,799
Hospital	20,854	—	248	—	21,102	19,627
Total	$290,105	$153,496	$577	$494	$444,672	$385,929

For the three months ended September 30, 2010:

Segments	Rental Revenues(1)	Income From DFLs	Interest Income	Investment Management Fee Income	Total Revenues	NOI(2)
Senior housing	$88,151	$13,028	$67	$577	$101,823	$87,855
Life science	69,660	—	—	1	69,661	56,953
Medical office	78,074	—	—	579	78,653	44,775
Post-acute/skilled	9,274	—	28,750	—	38,024	9,197
Hospital	21,123	—	7,765	—	28,888	20,104
Total	$266,282	$13,028	$36,582	$1,157	$317,049	$218,884

For the nine months ended September 30, 2011:

Segments	Rental Revenues(1)	Income From DFLs	Interest Income	Investment Management Fees Income	Total Revenues	NOI(2)
Senior housing	$307,023	$73,671	$49	$70	$380,813	$369,306
Post-acute/skilled	28,495	236,882	98,167	—	363,544	265,058
Life science	215,045	—	—	3	215,048	176,386
Medical office	241,045	—	—	1,532	242,577	143,688
Hospital	62,118	—	983	—	63,101	58,702
Total	$853,726	$310,553	$99,199	$1,605	$1,265,083	$1,013,140

For the nine months ended September 30, 2010:

Segments	Rental Revenues(1)	Income From DFLs	Interest Income	Investment Management Fee Income	Total Revenues	NOI(2)
Senior housing	$235,566	$37,238	$352	$1,965	$275,121	$257,794
Life science	206,641	—	—	3	206,644	170,596
Medical office	231,967	—	—	1,787	233,754	135,074
Post-acute/skilled	27,843	—	84,636	—	112,479	27,667
Hospital	62,732	—	23,016	—	85,748	58,927
Total	$764,749	$37,238	$108,004	$3,755	$913,746	$650,058

(1)          Represents rental and related revenues, tenant recoveries, and resident fees and services.

(2)          The Company defines NOI as rental revenues, including tenant recoveries, resident fees and services, and income from direct financing leases, less property level operating expenses. NOI excludes interest income, investment management fee income, depreciation and amortization, interest expense, general and administrative expenses, impairments, impairment recoveries, other income (expense), net, income taxes, equity income from and impairments of investments in unconsolidated joint ventures, and discontinued operations.

The following is a reconciliation from NOI to reported net income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net operating income from continuing operations	$385,929	$218,884	$1,013,140	$650,058
Interest income	577	36,582	99,199	108,004
Investment management fee income	494	1,157	1,605	3,755
Depreciation and amortization	(88,556)	(78,313)	(270,028)	(233,948)
Interest expense	(104,198)	(71,598)	(317,903)	(220,295)
General and administrative	(19,648)	(19,590)	(76,472)	(65,039)
(Impairments) recoveries	(15,400)	—	(15,400)	11,900
Other income (expense), net	(772)	6,657	17,058	7,151
Impairment of investment in unconsolidated joint venture	—	(71,693)	—	(71,693)
Income taxes	(5)	(867)	(290)	(1,809)
Equity income from unconsolidated joint ventures	17,050	209	32,798	4,078
Total discontinued operations	—	4,745	—	6,707
Net income	$175,471	$26,173	$483,707	$198,869

The Company’s total assets by segment were:

	September 30,	December 31,
Segments	2011	2010
Senior housing	$5,969,625	$4,364,026
Post-acute/skilled nursing	5,612,116	2,133,640
Life science	3,875,744	3,709,528
Medical office	2,336,474	2,305,175
Hospital	757,144	770,038
Gross segment assets	18,551,103	13,282,407
Accumulated depreciation and amortization	(1,650,685)	(1,434,150)
Net segment assets	16,900,418	11,848,257
Other non-segment assets	538,959	1,483,666
Total assets	$17,439,377	$13,331,923

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

At September 30, 2011, goodwill of $50.3 million was allocated to segment assets as follows: (i) senior housing—$30.5 million, (ii) post-acute/skilled nursing—$3.3 million, (iii) medical office—$11.4 million, and (iv) hospital—$5.1 million.

(15) Impairments

On October 12, 2010, the Company concluded that its 35% interest in HCP Ventures II, which owned 25 senior housing properties leased by Horizon Bay Communities or certain of its affiliates (collectively “Horizon Bay”), was impaired. The impairment resulted from the projected deterioration of the operating performance of the properties leased by Horizon Bay from HCP Ventures II. During the three months ended September 30, 2010 the Company recognized an impairment of $71.7 million related to its investment in HCP Ventures II, which reduced the carrying value of its investment from $136.8 million to its fair value of $65.1 million. The fair value of the Company’s investment in HCP Ventures II was based on a discounted cash flow valuation model that is considered to be a Level III measurement within the fair value hierarchy. Inputs to this valuation model include real estate capitalization rates, discount rates, industry growth rates and operating margins, some of which influence the Company’s expectation of future cash flows from HCP Ventures II and, accordingly, the fair value of its investment.

During the three months ended September 30, 2011 the Company recognized additional provisions for losses (impairment) of $15.4 million related to its Cirrus loan investment that reduced the carrying value of its loan and related receivables from $91.1 million to $75.7 million, which is the fair value of the collateral supporting this loan. See Note 7 for additional information on this loan and related impairment. The fair value of the collateral supporting the Company’s loan investment was based on a discounted cash flow valuation model and inputs considered to be a Level III measurement within the fair value hierarchy. Inputs to this valuation model include discount rates, earnings multiples, market comparables, industry growth rates and operating margins, some of which influence the fair value of the collateral supporting this loan.

(16) Earnings Per Common Share

The following table illustrates the computation of basic and diluted earnings per share (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator - Basic
Income from continuing operations	$175,471	$21,428	$483,707	$192,162
Noncontrolling interests’ share in continuing operations	(3,276)	(3,518)	(12,660)	(10,077)
Income from continuing operations applicable to HCP, Inc.	172,195	17,910	471,047	182,085
Preferred stock dividends	(5,282)	(5,282)	(15,848)	(15,848)
Participating securities’ share in continuing operations	(546)	(378)	(1,893)	(1,648)
Income from continuing operations applicable to common shares	166,367	12,250	453,306	164,589
Discontinued operations	—	4,745	—	6,707
Net income applicable to common shares	$166,367	$16,995	$453,306	$171,296

Denominator
Basic weighted-average common shares	407,081	309,448	395,258	299,243
Dilutive potential common shares	1,565	1,644	1,755	1,225
Diluted weighted-average common shares	408,646	311,092	397,013	300,468

Basic earnings per common share
Income from continuing operations	$0.41	$0.04	$1.15	$0.55
Discontinued operations	—	0.01	—	0.02
Net income applicable to common stockholders	$0.41	$0.05	$1.15	$0.57

Diluted earnings per common share
Income from continuing operations	$0.41	$0.04	$1.14	$0.55
Discontinued operations	—	0.01	—	0.02
Net income applicable to common shares	$0.41	$0.05	$1.14	$0.57

Restricted stock and certain of the Company’s performance restricted stock units are considered participating securities which require the use of the two-class method when computing basic and diluted earnings per share. For the three months ended September 30, 2011 and 2010, earnings representing nonforfeitable dividends of $0.5 million and $0.4 million, respectively, were allocated to the participating securities. For the nine months ended September 30, 2011 and 2010, earnings representing nonforfeitable dividends of $1.9 million and $1.6 million, respectively, were allocated to the participating securities.

Options to purchase approximately 1.1 million and 0.4 million shares of common stock that had an exercise price in excess of the average market price of the common stock during the three months ended September 30, 2011 and 2010, respectively, were not included in the Company’s earnings per share calculations because they are anti-dilutive. Restricted stock and performance restricted stock units representing 15,000 and 30,000 shares of common stock during the three months ended September 30, 2011 and 2010, respectively, were not included because they are anti-dilutive. Additionally, 5.9 million shares issuable upon conversion of 4.2 million DownREIT units during the three months ended September 30, 2011 were not included since they are anti-dilutive. During the three months ended September 30, 2010, 6.0 million shares issuable upon conversion of 4.3 million DownREIT units were not included since they are anti-dilutive.

(17) Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Supplemental cash flow information:
Interest paid, net of capitalized interest	$290,738	$232,504
Income taxes paid	583	1,717

Supplemental schedule of non-cash investing activities:
Capitalized interest	19,395	15,514
Accrued construction costs	11,353	5,032
Settlement of loans receivable as consideration for the HCR ManorCare Acquisition	1,990,406	—
Loan received upon real estate disposition	—	21,519
Supplemental schedule of non-cash financing activities:
Restricted stock issued	—	221
Vesting of restricted stock units	228	265
Cancellation of restricted stock	(35)	(52)
Conversion of non-managing member units into common stock	2,533	5,072
Mortgages included in the consolidation of HCP Ventures II	635,182	9,267
Mortgages assumed with other real estate acquisitions	57,869	5,352
Unrealized losses on available-for-sale securities and derivatives designated as cash flow hedges, net	(14,244)	(1,432)

See discussions of the HCR ManorCare transaction in Notes 3 and 7 and HCR Ventures II transaction in Note 8.

(18) Variable Interest Entities

Unconsolidated Variable Interest Entities

At September 30, 2011, the Company leased 48 properties to a total of seven tenants (“VIE tenants”) where each tenant has been identified as a VIE. In addition, the Company has an investment in a loan where the borrower has been identified as a VIE. The Company has determined that it is not the primary beneficiary of these VIEs because it does not have the ability to control the activities that most significantly impact the VIE’s economic performance. The carrying amount and classification of the related assets, liabilities and maximum exposure to loss as a result of the Company’s involvement with these VIEs are presented below at September 30, 2011 (in thousands):

VIE Type	Maximum Loss Exposure(1)	Asset/Liability Type	Carrying Amount
VIE tenants—operating leases	$352,602	Lease intangibles, net and straight-line rent receivables	$15,064
VIE tenants—DFLs	1,170,689	Net investment in DFLs	589,720
Loans—senior secured	75,650	Loans receivable, net	75,650

(1)         The Company’s maximum loss exposure related to the VIE tenants represents the future minimum lease payments over the remaining term of the respective leases, which may be mitigated by re-leasing the properties to new tenants. The Company’s maximum loss exposure related to loans to VIEs represents their current aggregate carrying amount.

As of September 30, 2011, the Company has not provided, and is not required to provide, financial support through a liquidity arrangement or otherwise, to its unconsolidated VIEs, including circumstances in which it could be exposed to further losses (e.g., cash short falls).

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

Consolidated Variable Interest Entities

During 2010, the Company had leasing relationships with a total of four VIE tenants, related to 27 properties, whose operations were not consolidated by the Company prior to August 31, 2010 because it did not have the ability to control the activities (i.e., recurring operating activities) that most significantly impact the VIEs economic performance. On August 31, 2010, the Company entered into a settlement agreement with Sunrise, whereby it determined that it had acquired the ability to control the activities that most significantly impact the VIEs’ economic performance. As a result, the Company consolidated the four VIEs for the period from August 31, 2010 (the date of the settlement agreement with Sunrise) to November 1, 2010 (the date these 27 properties were transitioned and leased to Emeritus). See Note 12 for additional information regarding the VIE tenants.

(19) Fair Value Measurements

The following table presents the Company’s fair value measurements of its financial assets and liabilities measured at fair value in the condensed consolidated balance sheet. Recognized gains and losses are recorded in other income (expense), net on the condensed consolidated statements of income. During the nine months ended September 30, 2011, there were no transfers of financial assets or liabilities within the fair value hierarchy.

The following is a summary of the Company’s recurring fair value measurements of its financial assets and liabilities at September 30, 2011 (in thousands):

Financial Instrument	Fair Value	Level 1	Level 2	Level 3
Marketable equity securities	$12,297	$12,297	$—	$—
Interest-rate swap liabilities(1)	(11,848)	—	(11,848)	—
Warrants(1)	1,317	—	—	1,317
	$1,766	$12,297	$(11,848)	$1,317

(1)          Interest rate swap and common stock warrant values are determined based on observable and unobservable market assumptions using standardized derivative pricing models.

(20) Disclosures About Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, receivables, payables, and accrued liabilities are reasonable estimates of fair value because of the short-term maturities of these instruments. Fair value of loans receivable, bank line of credit, mortgage debt and other debt are estimates based on rates currently prevailing for similar instruments with similar maturities. The fair values of the interest-rate swaps and warrants were determined based on observable and unobservable market assumptions using standardized derivative pricing models. The fair values of the senior unsecured notes and marketable equity securities were determined based on market quotes.

	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Marketable equity securities	$12,297	$12,297	$—	$—
Loans receivable, net	103,473	104,625	2,002,866	2,026,389
Warrants	1,317	1,317	1,500	1,500
Bank line of credit	375,000	375,000	—	—
Senior unsecured notes	5,415,097	5,676,695	3,318,379	3,536,413
Mortgage debt	1,780,040	1,882,264	1,235,779	1,258,185
Other debt	89,325	89,325	92,187	92,187
Interest-rate swap assets	—	—	3,865	3,865
Interest-rate swap liabilities	11,848	11,848	7,920	7,920

(21) Derivative Instruments

The following table summarizes the Company’s outstanding interest-rate swap contracts as of September 30, 2011 (dollars in thousands):

Date Entered	Maturity Date	Hedge Designation	Fixed Rate	Floating Rate Index	Notional Amount	Fair Value(1)
July 2005(2)	July 2020	Cash Flow	3.82%	BMA Swap Index	$45,600	$(7,133)
November 2008(3)	October 2016	Cash Flow	5.95%	1 Month LIBOR+1.50%	27,800	(4,219)
July 2009(4)	July 2013	Cash Flow	6.13%	1 Month LIBOR+3.65%	14,000	(496)

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

In August 2009, the Company entered into an interest-rate swap contract (pay float and receive fixed), that was designated as hedging fluctuations in interest receipts related to its participation in the variable-rate first mortgage debt of HCR ManorCare. At March 31, 2011 the Company determined, based on the anticipated closing of the HCR ManorCare Acquisition during April 2011, the underlying hedged transactions (underlying mortgage debt interest receipts) were not probable of occurring. As a result, the Company reclassified $1 million of unrealized gains related to this interest-rate swap contract into other income (expense), net. Concurrent with closing the HCR ManorCare Acquisition (for additional details see Note 3) the Company settled the interest-rate swap contract for proceeds of $1 million.

At September 30, 2011, the Company expects that the hedged forecasted transactions, for each of the outstanding qualifying cash flow hedging relationships, remain probable of occurring and that no amounts recorded to accumulated other comprehensive income (loss) are expected to be reclassified to earnings.

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

		Effects of Change in Interest Rates
Date Entered	Maturity Date	+50 Basis Points	-50 Basis Points	+100 Basis Points	-100 Basis Points
July 2005	July 2020	$1,683	$(2,019)	$3,535	$(3,870)
November 2008	October 2016	659	(654)	1,315	(1,310)
July 2009	July 2013	119	(124)	241	(246)

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

(l)                Changes in the reimbursement available to our operators, tenants and borrowers by governmental or private payors (including the July 2011 Centers for Medicare & Medicaid Services (CMS) final rule reducing Medicare skilled nursing facility (SNF) Prospective Payment System (PPS) payments in FY 2012 by 11.1% compared to FY 2011) and other potential changes in Medicare and Medicaid payment levels, which, among other effects, could negatively impact the value of our approximate 10% equity interest in the operations of HCR ManorCare;

(m)          The risks associated with the Company’s investments in joint ventures and unconsolidated entities, including its lack of sole decision-making authority and its reliance on its joint venture partners’ financial condition and continued cooperation;

(n)            The ability of our operators, tenants and borrowers to conduct their respective businesses in a manner sufficient to maintain or increase their revenues and to generate sufficient income to make rent and loan payments to us and our ability to recover investments made, if applicable, in their operations; and

(o)            The financial weakness of some operators and tenants, including potential bankruptcies and downturns in their businesses, which results in uncertainties regarding our ability to continue to realize the full benefit of such operators’ and/or tenants’ leases.

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

•                  Critical Accounting Policies

•                  Results of Operations

•                  Liquidity and Capital Resources

•                  Non-GAAP Financial Measure — Funds from Operations

•                  Off-Balance Sheet Arrangements

•                  Contractual Obligations

•                  Inflation

•                  Recent Accounting Pronouncements

Executive Summary

We are a self-administered REIT that, together with our consolidated subsidiaries, invests primarily in real estate serving the healthcare industry in the United States (“U.S.”). We acquire, develop, lease, manage and dispose of healthcare real estate and provide financing to healthcare providers. At September 30, 2011, our portfolio of investments, including properties owned by our Investment Management Platform, consisted of interests in 1,013 facilities. Our Investment Management Platform represents the following joint ventures: (i) HCP Ventures III, LLC, (ii) HCP Ventures IV, LLC and (iii) the HCP Life Science ventures.

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

Strategic Venture With Brookdale Senior Living

On September 1, 2011, we completed a strategic venture with Brookdale Senior Living, Inc. (“Brookdale”) that includes 37 HCP-owned senior living communities previously leased to or operated by Horizon Bay Retirement Living (“Horizon Bay”). As part of this transaction, Brookdale acquired Horizon Bay and: (i) assumed an existing triple-net lease for nine of our communities; (ii) entered into a new triple-net lease related to four of our communities; (iii) assumed Horizon Bay’s management of three of our communities, one of which was recently developed by HCP; and (iv) entered into management contracts and a joint venture agreement for a 10% interest in the real estate and operations for 21 of our communities in a structure consistent with the Housing and Economic Recovery Act of 2008 (commonly referred to as “RIDEA”).

Other Investment Transactions

During the nine months ended September 30, 2011, we made investments of $261 million as follows: (i) acquired four life science facilities for approximately $67 million, including assumed debt of $48 million; (ii) acquired a medical office building for approximately $32 million; (iii) acquired the 20-acre parcel of land situated at the gateway of South San Francisco for $65 million; (iv) acquired a life science development project for $10 million, and (v) funded construction and other capital projects of $87 million, primarily in our life science and medical office segments.

Financings

During the nine months ended September 30, 2011, in connection with prefunding the HCR ManorCare Acquisition, we completed $3.7 billion in debt and common stock offerings as follows:

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

Dividends

On October 27, 2011, we announced that our Board declared a quarterly common stock cash dividend of $0.48 per share. The common stock dividend will be paid on November 22, 2011 to stockholders of record as of the close of business on November 7, 2011.

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

On April 7, 2011, we completed our acquisition of substantially all of HCR ManorCare’s real estate assets; additionally, we purchased a noncontrolling equity interest in the operations of HCR ManorCare. On January 14, 2011, we acquired our partner’s 65% interest in HCP Ventures II that resulted in the consolidation of HCP Ventures II. On September 1, 2011, we entered into management contracts with Brookdale with respect to 21 senior living communities that are now in a RIDEA structure. Under the provisions of RIDEA, a REIT may lease “qualified health care properties” on an arm’s length basis to a taxable REIT subsidiary if the property is operated on behalf of such subsidiary by a person who qualifies as an “eligible independent contractor.” For our 21 senior housing communities that are now managed by Brookdale that are in a RIDEA structure, the respective resident level revenues and related operating expenses are reported in our condensed consolidated financial statements. See additional information regarding the HCR ManorCare Acquisition, HCP Ventures II purchase and the Brookdale RIDEA transaction in Notes 3, 8 and 12, respectively, to the Condensed Consolidated Financial Statements. The results of operations from our HCR ManorCare, HCP Ventures II and Brookdale transactions are reflected in our financial statements from those respective dates.

Our financial results for the three months ended September 30, 2011 and 2010 are summarized as follows:

Comparison of the Three Months Ended September 30, 2011 to the Three Months Ended September 30, 2010

Rental and related revenues

	Three Months Ended September 30,		Change
Segments	2011	2010	$	%
	(dollars in thousands)
Senior housing	$95,491	$72,874	$22,617	31%
Post-acute/skilled nursing	9,548	9,274	274	3
Life science	60,586	59,201	1,385	2
Medical office	68,328	65,953	2,375	4
Hospital	20,298	20,377	(79)	—
Total	$254,251	$227,679	$26,572	12%

•                  Senior housing.  The increase in senior housing rental and related revenues for the three months ended September 30, 2011 was primarily related to: (i) a $10.9 million increase as a result of the consolidation of HCP Ventures II on January 14, 2011 (see Note 8 to the Condensed Consolidated Financial Statements for additional information), (ii) a $9.7 million increase in rental revenues related to the November 1, 2010 transition of 27 communities to Emeritus Corporation that were previously operated by Sunrise and (iii) increases from rent escalations and resets.

Resident fees and services

Resident fees and services decreased $3.3 million to $12.0 million for the three months ended September 30, 2011. The decrease was primarily related to $15.3 million of facility-level revenues in 2010 for 27 properties due to the consolidation of four variable interest entities from August 31, 2010 to November 1, 2010 (see Notes 12 and 18 to the Condensed Consolidated Financial Statements for additional information regarding these VIEs), compared to $11.9 million of resident fees and service revenue from 21 senior housing communities managed by Brookdale that are in a RIDEA structure beginning September 1, 2011 (see Note 12 to the Condensed Consolidated Financial Statements for additional information).

Income from direct financing leases

Income from direct financing leases (“DFLs”) increased $140.5 million to $153.5 million for the three months ended September 30, 2011 primarily as a result of our HCR ManorCare Acquisition (see Note 3 to the Condensed Consolidated Financial Statements for additional information).

Interest income

For the three months ended September 30, 2011, interest income decreased $36.0 million to $0.6 million. The decrease was primarily the result of the following: (i) a decrease of $28.6 million as a result of the repayment and early settlement of our HCR ManorCare loans, (ii) a decrease of $3.7 million of interest earned from marketable debt securities that were sold in 2010 and (iii) a decrease of $2.9 million of interest earned from our Cirrus loan that was placed on non-accrual status during 2011.

Depreciation and amortization expense

Depreciation and amortization expense increased $10.2 million to $88.6 million for the three months ended September 30, 2011. The increase in depreciation and amortization expense was primarily related to: (i) a $9.2 million increase as a result of the consolidation of HCP Ventures II on January 14, 2011 (see Note 8 to the Condensed Consolidated Financial Statements for additional information) and (ii) a $2.3 million increase from the additive effect of our other property acquisitions during 2010 and 2011.

Interest expense

Interest expense increased $32.6 million to $104.2 million for the three months ended September 30, 2011. The increase in interest expense was primarily due to a $29.5 million increase from our $2.4 billion senior unsecured notes offering in January 2011 as a result of prefunding activities from our HCR ManorCare Acquisition and the consolidation of HCP Ventures II on January 14, 2011 that included the consolidation of $635 million of mortgage debt, which increases were partially offset by the impact of repayments of mortgage debt related to contractual maturities and senior unsecured notes during 2010 and 2011.

The table below sets forth information with respect to our debt, excluding premiums and discounts (dollars in thousands):

	As of September 30,(1)
	2011	2010
Balance:
Fixed rate	$7,182,192	$4,244,511
Variable rate	424,002	1,089,738
Total	$7,606,194	$5,334,249

Percent of total debt:
Fixed rate	94%	80%
Variable rate	6	20
Total	100%	100%

	As of September 30,(1)
	2011	2010
Weighted-average interest rate at end of period:
Fixed rate	5.81%	6.26%
Variable rate	2.13%	2.07%
Total weighted-average rate	5.61%	5.42%

(1)          Excludes $89 million of other debt that represents Life Care Bonds at certain of our senior housing facilities that are not interest bearing.

Operating expenses

	Three Months Ended September 30,		Change
Segments	2011	2010	$	%
	(dollars in thousands)
Senior housing	$9,623	$13,324	$(3,701)	(28)%
Post-acute/skilled nursing	245	77	168	218
Life science	13,231	12,707	524	4
Medical office	33,346	33,299	47	—
Hospital	1,227	1,019	208	20
Total	$57,672	$60,426	$(2,754)	(5)%

Operating expenses are predominantly related to senior housing operating properties, life science properties and MOB where we incur the expenses and recover all or a portion of those expenses from the tenants. The presentation of expenses as operating or general and administrative is based on the underlying nature of the expense. Periodically, we review the classification of expenses between categories and make revisions based on changes in the underlying nature of the expenses.

•                  Senior housing.  The decrease in senior housing operating expenses was primarily the result of including facility-level operating expenses in 2010 for 27 properties due to the consolidation of four variable interest entities from August 31, 2010 to November 1, 2010 (see Notes 12 and 18 to the Condensed Consolidated Financial Statements for additional information regarding these VIEs), which were partially offset by operating expenses from 21 senior housing communities managed by Brookdale that are in a RIDEA structure beginning September 1, 2011 (see Note 12 to the Condensed Consolidated Financial Statements for additional information).

General and administrative expenses

General and administrative expenses increased $0.1 million to $19.6 million for the three months ended September 30, 2011. The increase in general and administrative expenses was primarily due to an increase in compensation related expenses and legal fees associated with litigation matters, which increases were partially offset by a decrease in costs related to acquisitions pursued in 2010.

Impairments (recoveries)

During the three months ended September 30, 2011, we recognized an impairment of $15.4 million related to a senior secured term loan as a result of concluding that the carrying value of the loan was in excess of the fair value of the related collateral supporting the loan (see Note 7 to the Condensed Consolidated Financial Statements).  No similar impairments of loan investments were recognized during the three months ended September 30, 2010.

Other income (expense), net

For the three months ended September 30, 2011, other income (expense), net, decreased $7.4 million to an expense of $0.8 million primarily as a result of a $5.6 million decrease in gains on marketable securities.

Equity income from unconsolidated joint ventures

For the three months ended September 30, 2011, equity income from unconsolidated joint ventures increased $16.8 million to $17.1 million. The increase in equity income from unconsolidated joint ventures was primarily a result of equity income from HCRMC Operations, LLC (see Notes 3 and 8 to the Condensed Consolidated Financial Statements for additional information), partially offset by the impact of our consolidation of HCP Ventures II on January 14, 2011, which was previously accounted for as an equity method investment.

Impairments of investments in unconsolidated joint ventures

During the three months ended September 30, 2010, we recognized an impairment of $71.7 million related to our 35% interest in HCP Ventures II, an unconsolidated joint venture that owned 25 senior housing properties leased by Horizon Bay (see Note 15 to the Condensed Consolidated Financial Statements). No similar impairments of investments in unconsolidated joint ventures were recognized during the three months ended September 30, 2011.

Discontinued operations

During the three months ended September 30, 2010, we sold three properties for $10 million, realizing gains of $4.0 million. There were no sales of properties during the three months ended September 30, 2011.

Comparison of the Nine Months Ended September 30, 2011 to the Nine Months Ended September 30, 2010

Rental and related revenues

	Nine Months Ended September 30,		Change
Segments	2011	2010	$	%
	(dollars in thousands)
Senior housing	$291,709	$220,289	$71,420	32%
Post-acute/skilled nursing	28,495	27,843	652	2
Life science	183,834	176,935	6,899	4
Medical office	204,248	196,363	7,885	4
Hospital	60,361	60,886	(525)	(1)
Total	$768,647	$682,316	$86,331	13%

•                  Senior housing.  The increase in senior housing rental and related revenues for the nine months ended September 30, 2011 was primarily related to: (i) a $38.9 million increase as a result of the consolidation of HCP Ventures II on January 14, 2011 (see Note 8 to the Condensed Consolidated Financial Statements for additional information), (ii) a $21.4 million increase as a result of increased rental revenues related to the November 1, 2010 transition of 27 communities to Emeritus Corporation that were previously operated by Sunrise and (iii) increases from the additive effects of our senior housing acquisitions during 2010.

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

Resident fees and services

Resident fees and services for the nine months ended September 30, 2011 includes $11.9 million of resident fees and services revenues from our 21 senior housing communities managed by Brookdale that are in a RIDEA structure beginning on September 1, 2011 (see Note 12 to the Condensed Consolidated Financial Statements for additional information) and additional rents from property level expense credits of $3.4 million related to our properties previously operated by Sunrise which were transitioned to other operators compared to $15.3 million of facility-level revenues for the nine months ended September 30, 2010 for 27 properties due to the consolidation of four variable interest entities from August 31, 2010 to November 1, 2010 (see Notes 12 and 18 to the Condensed Consolidated Financial Statements for additional information regarding these VIEs).

Income from direct financing leases

Income from DFLs increased $273.3 million to $310.6 million for the nine months ended September 30, 2011 primarily as a result of our HCR ManorCare Acquisition (see Note 3 to the Condensed Consolidated Financial Statements for additional information).

Interest income

For the nine months ended September 30, 2011, interest income decreased $8.8 million to $99.2 million as a result of decreases in income due to the repayment and settlement of our debt investments, discussed below, interest earned from marketable debt securities that were sold in 2010 and interest earned from our Cirrus loan that was placed on non-accrual status during 2011 aggregating $66.3 million. The decreases in interest income were partially offset by the settlement of our loans to HCR ManorCare and the repayment of our Genesis loans in April 2011, which resulted in combined incremental interest income of approximately $57.6 million as a result of the early settlement and repayment of these loans at their fair values and par values, respectively. For a more detailed description of our loan investments and the above April 2011 transactions, see Note 7 to the Condensed Consolidated Financial Statements.

Investment management fee income

Investment management fee income decreased $2.2 million to $1.6 million for the nine months ended September 30, 2011 primarily as a result of acquiring our partner’s 65% interest in HCP Ventures II on January 14, 2011, which resulted in the termination of the management contract.

Depreciation and amortization expense

Depreciation and amortization expense increased $36.1 million to $270.0 million for the nine months ended September 30, 2011. The increase in depreciation and amortization expense was primarily related to: (i) a $27.4 million increase as a result of the consolidation of HCP Ventures II on January 14, 2011 (see Note 8 to the Condensed Consolidated Financial Statements for additional information) and (ii) a $10.0 million increase from the additive effect of our other property acquisitions during 2010 and 2011.

Interest expense

Interest expense increased $97.6 million to $317.9 million for the nine months ended September 30, 2011. The increase in interest expense was primarily due to a $81 million increase from our $2.4 billion senior unsecured notes offering in January 2011 as a result of prefunding activities from our HCR ManorCare Acquisition, the $11.3 million write-off of unamortized loan fees related to our bridge loan commitment and the consolidation of HCP Ventures II on January 14, 2011 that included the consolidation of $635 million of mortgage debt, which increases were partially offset by the impact of repayments of mortgage debt related to contractual maturities and senior unsecured notes during 2010 and 2011.

Operating expenses

	Nine Months Ended September 30,		Change
Segments	2011	2010	$	%
	(dollars in thousands)
Senior housing	$11,388	$15,010	$(3,622)	(24)%
Post-acute/skilled nursing	319	176	143	81
Life science	38,659	36,045	2,614	7
Medical office	97,357	96,893	464	—
Hospital	3,416	3,805	(389)	(10)
Total	$151,139	$151,929	$(790)	(1)%

Operating expenses are predominantly related to senior housing operating properties, life science properties and MOB where we incur the expenses and recover all or a portion of those expenses from the tenants. The presentation of expenses as operating or general and administrative is based on the underlying nature of the expense. Periodically, we review the classification of expenses between categories and make revisions based on changes in the underlying nature of the expenses.

•                  Senior housing.  The decrease in senior housing operating expenses was primarily the result of including facility-level operating expenses in 2010 for 27 properties due to the consolidation of four variable interest entities from August 31, 2010 to November 1, 2010 (see Notes 12 and 18 to the Condensed Consolidated Financial Statements for additional information regarding these VIEs), which were partially offset by operating expenses from 21 senior housing communities managed by Brookdale that are in a RIDEA structure beginning September 1, 2011 (see Note 12 to the Condensed Consolidated Financial Statements for additional information).

•                  Life science.  The increase in life science operating expenses was primarily the result of the additive effect of our life science facility acquisitions during 2010 and 2011.

General and administrative expenses

General and administrative expenses increased $11.4 million to $76.5 million for the nine months ended September 30, 2011. The increase in general and administrative expenses was as a result of an increase in acquisition costs, primarily attributable to our HCR ManorCare Acquisition, and compensation related expenses. These increases were partially offset by a decrease in legal fees associated with litigation matters.

Impairments (recoveries)

During the nine months ended September 30, 2011, we recognized an impairment of $15.4 million related to a senior secured term loan as a result of concluding that the carrying value of the loan was in excess of the fair value of the related collateral supporting the loan (see Note 7 to the Condensed Consolidated Financial Statements).

During the nine months ended September 30, 2010, we recognized aggregate income of $11.9 million, which represents impairment recoveries of portions of previous impairment charges of investments related to Erickson. Erickson was the tenant at three of our senior housing CCRC DFLs and the borrower of a senior construction loan in which we had a participation interest (see Note 6 to the Condensed Consolidated Financial Statements).

Other income (expense), net

For the nine months ended September 30, 2011, other income (expense), net, increased $9.9 million to $17.1 million. The increase in other income (expense), net was primarily related to a gain of $7.8 million resulting from our January 2011 acquisition of our partner’s 65% interest in and consolidation of HCP Ventures II (see Note 8 to the Condensed Consolidated Financial Statements for additional information) and $5.7 million received in connection with a litigation settlement in June 2011 for proceeds owed to the Company from a sale of assets, which were partially offset by a decrease in gains on marketable securities of $5.6 million.

Equity income from unconsolidated joint ventures

For the nine months ended September 30, 2011, equity income from unconsolidated joint ventures increased $28.7 million to $32.8 million. The increase in equity income from unconsolidated joint ventures was primarily a result of equity income from HCRMC Operations, LLC (see Notes 3 and 8 to the Condensed Consolidated Financial Statements for additional information), partially offset by the impact of our consolidation of HCP Ventures II on January 14, 2011, which was previously accounted for as an equity method investment.

Impairments of investments in unconsolidated joint ventures

During the nine months ended September 30, 2010, we recognized an impairment of $71.7 million related to our 35% interest in HCP Ventures II, an unconsolidated joint venture that owns 25 senior housing properties leased by Horizon Bay (see Note 15 to the Condensed Consolidated Financial Statements). No similar impairments of investments in unconsolidated joint ventures were recognized during the nine months ended September 30, 2011.

Discontinued operations

During the nine months ended September 30, 2010, we sold four properties for $25 million, realizing gains of $4.1 million. There were no sales of properties during the nine months ended September 30, 2011.

Noncontrolling interests’ share in earnings

For the nine months ended September 30, 2011, noncontrolling interests’ share in earnings increased $2.6 million to $12.7 million. The increase in noncontrolling interests’ share in earnings was primarily a result of the settlement of our HCR ManorCare loan investments, which resulted in a gain. A portion of the HCR ManorCare loan investments were owned by one of our consolidated partnerships to which we allocated part of the income recognized to the related non-controlling interest holder.

Liquidity and Capital Resources

Our principal liquidity needs are to: (i) fund normal operating expenses, (ii) meet debt service requirements, (iii) fund capital expenditures, including tenant improvements and leasing costs, (iv) fund acquisition and development activities, and (v) make dividend distributions. We believe these needs will be satisfied using cash flows generated by operations and from our various financing activities during the next twelve months. During the nine months ended September 30, 2011, distributions to shareholders and noncontrolling interest holders exceeded cash flows from operations by approximately $10 million. During 2011, in conjunction with our activities to prefund the HCR ManorCare Acquisition, we raised aggregate net proceeds of $3.6 billion from issuances of debt and common stock, which proceeds, among other things, were the sources of cash used to fund the excess of distributions to shareholders and noncontrolling interest holders above cash flows from operations during the nine months ended September 30, 2011.

Access to the capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as to fund future acquisitions and development through the issuance of additional securities or secured debt. Credit ratings impact our ability to access capital and directly impact our cost of capital as well. For example, as noted below, our revolving line of credit facility accrues interest at a rate per annum equal to LIBOR plus a margin that depends upon our debt ratings. We also pay a facility fee on the entire revolving commitment that depends upon our debt ratings. As of October 26, 2011, we had credit ratings of Baa2 (stable) from Moody’s, BBB (stable) from S&P and BBB+ (stable) from Fitch on our senior unsecured debt securities, and Baa3 (stable) from Moody’s, BB+ (stable) from S&P and BBB- (stable) from Fitch on our preferred equity securities.

Net cash provided by operating activities was $587 million and $431 million for the nine months ended September 30, 2011 and 2010, respectively. The increase in operating cash flows is primarily the result of the following: (i) the additive impact of our investments in 2010 and 2011, (ii) assets placed in service during 2010 and 2011 and (iii) rent escalations and resets in 2010 and 2011. Our cash flows from operations are dependent upon the occupancy level of multi-tenant buildings, rental rates on leases, our tenants’ performance on their lease obligations, the level of operating expenses and other factors.

Net cash used in investing activities was $4.6 billion and $327 million for the nine months ended September 30, 2011 and 2010, respectively. The cash used in investing activities for the nine months ended September 30, 2011 principally reflects the net effect of: (i) $4.0 billion used for our HCR ManorCare Acquisition; (ii) $363 million used for investments in loans receivable, (iii) $171 million used for acquisition and development of other real estate, (iv) $136 million used in the acquisition of our partner’s 65% interest in HCP Ventures II, (v) $95 million used to purchase a noncontrolling equity interest in the operations of HCR ManorCare PropCo and (vi) $32 million used for leasing costs and tenant and capital improvements, which were partially offset by $304 million received from the repayments from our investments in loans receivable.

Net cash provided by financing activities was $3.0 billion and used in financing activities was $163 million for the nine months ended September 30, 2011 and 2010, respectively. The cash provided by financing activities for the nine months ended September 30, 2011 consisted primarily of: (i) the issuance of senior unsecured notes of $2.4 billion, (ii) net borrowings of $375 million from our revolving line of credit facility and (iii) net proceeds of $1.3 billion from the issuances of common stock and exercise of stock options. The amount of cash provided by financing activities was partially offset by: (i) payments of common and preferred dividends aggregating $586 million, (ii) repayment of senior unsecured notes of $292 million, (iii) repayment of mortgage debt of $153 million, (iv) debt issuance costs of $44 million and (iv) the purchase of noncontrolling interests of $34 million.

Debt

Bank Line of Credit

Our revolving line of credit facility provides for an aggregate borrowing capacity of $1.5 billion and matures on March 11, 2015, with a one-year committed extension option. We have the right to increase the commitments under the revolving line of credit facility by an aggregate amount of up to $500 million, subject to customary conditions. Borrowings under this revolving line of credit facility accrue interest at a rate per annum equal to LIBOR plus a margin that depends upon our debt ratings. We pay a facility fee on the entire revolving commitment that depends on our debt ratings. Based on our debt ratings at October 26, 2011, the margin on the revolving line of credit facility was 1.50% and the facility fee was 0.30%. At September 30, 2011, we had $375 million outstanding under this revolving line of credit facility with a weighted-average effective interest rate of 2.21%. At September 30, 2011, $12.3 million of aggregate letters of credit were also outstanding against the revolving line of credit facility.

Our revolving line of credit facility contains certain financial restrictions and other customary requirements, including cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the agreement (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit the ratio of Secured Debt to Consolidated Total Asset Value to 30%, (iii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 60%, (iv) require a minimum Fixed Charge Coverage ratio of 1.5 times, and (v) require a formula-determined Minimum Consolidated Tangible Net Worth of $8.0 billion at September 30, 2011. At September 30, 2011, we were in compliance with each of these restrictions and requirements of the revolving line of credit facility.

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

Senior Unsecured Notes

At September 30, 2011, we had senior unsecured notes outstanding with an aggregate principal balance of $5.4 billion. Interest rates on the notes ranged from 1.25% to 7.07% with a weighted-average effective interest rate of 5.67% at September 30, 2011. The senior unsecured notes contain certain covenants including limitations on debt, maintenance of unencumbered assets, cross-acceleration provisions and other customary terms. We believe we were in compliance with these covenants at September 30, 2011.

Mortgage Debt

At September 30, 2011, we had $1.8 billion in aggregate principal amount of mortgage debt outstanding that is secured by 140 healthcare facilities that had a carrying value of $2.3 billion. Interest rates on the mortgage debt ranged from 1.92% to 8.82% with a weighted-average effective interest rate of 6.12% at September 30, 2011.

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

Other Debt

At September 30, 2011, we had $89 million of non-interest bearing life care bonds at two of our continuing care retirement communities and non-interest bearing occupancy fee deposits at two of our senior housing facilities, all of which were payable to certain residents of the facilities (collectively, “Life Care Bonds”). At September 30, 2011, $32 million of the Life Care Bonds were refundable to the residents upon the resident moving out or to their estate upon death and $57 million of the Life Care Bonds were refundable after the unit is successfully remarketed to a new resident.

Debt Maturities

The following table summarizes our stated debt maturities and scheduled principal repayments at September 30, 2011 (in thousands):

Year	Amount(1)
2011 (Three months)	$8,734
2012	323,953
2013	917,374
2014	670,758
2015	1,077,102
Thereafter	4,608,273
7,606,194
(Discounts) and premiums, net	(36,057)
$7,570,137

(1)          Excludes $89 million of other debt that represents Life Care Bonds at certain of our senior housing facilities that have no scheduled maturities.

Derivative Instruments

We use derivative instruments to mitigate the effects of interest rate fluctuations on specific forecasted transactions as well as recognized financial obligations or assets. We do not use derivative instruments for speculative or trading purposes.

The following table summarizes our outstanding interest rate swap contracts as of September 30, 2011 (dollars in thousands):

Date Entered	Maturity Date	Hedge Designation	Fixed Rate	Floating Rate Index	Notional Amount	Fair Value
July 2005(1)	July 2020	Cash Flow	3.82%	BMA Swap Index	$45,600	$(7,133)
November 2008	October 2016	Cash Flow	5.95%	1 Month LIBOR+1.50%	27,800	(4,219)
July 2009	July 2013	Cash Flow	6.13%	1 Month LIBOR+3.65%	14,000	(496)

(1)          Represents three interest-rate swap contracts with an aggregate notional amount of $45.6 million.

For a more detailed description of our derivative instruments, see Note 21 of the Condensed Consolidated Financial Statements and Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Equity

At September 30, 2011, we had 4.0 million shares of 7.25% Series E cumulative redeemable preferred stock, 7.8 million shares of 7.10% Series F cumulative redeemable preferred stock and 408 million shares of common stock outstanding. At September 30, 2011, equity totaled $9.3 billion and our equity securities had a market value of $14.8 billion.

At September 30, 2011, there were a total of 4.2 million DownREIT units outstanding in five limited liability companies in which we are the managing member. The DownREIT units are exchangeable for an amount of cash approximating the then-current market value of shares of our common stock or, at our option, shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications).

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

Details of certain items that affect comparability are discussed in the financials results summary of our financial results for the three and nine months ended September 30, 2011 and 2010. The following is a reconciliation from net income applicable to common shares, the most direct comparable financial measure calculated and presented with GAAP, to FFO (dollars and shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net income applicable to common shares	$166,367	$16,995	$453,306	$171,296
Depreciation and amortization of real estate, in-place lease and other intangibles:
Continuing operations	88,556	78,313	270,028	233,948
Discontinued operations	—	194	—	1,442
DFL depreciation	2,874	—	5,879	—
Gain on sales of real estate	—	(3,987)	—	(4,052)
Gain upon consolidation of joint venture	—	—	(7,769)	—
Equity income from unconsolidated joint ventures	(17,050)	(209)	(32,798)	(4,078)
FFO from unconsolidated joint ventures	19,574	5,213	40,408	19,709
Noncontrolling interests’ and participating securities’ share in earnings	3,822	3,896	14,553	11,725
Noncontrolling interests’ and participating securities’ share in FFO	(4,572)	(4,334)	(16,385)	(13,192)
FFO applicable to common shares	$259,571	$96,081	$727,222	$416,798
Distributions on dilutive convertible units	3,048	—	9,066	—
Diluted FFO applicable to common shares	$262,619	$96,081	$736,288	$416,798

Diluted FFO per common share	$0.63	$0.31	$1.83	$1.39

Weighted average shares used to calculate diluted FFO per common share	414,590	311,092	402,967	300,468
Impact of adjustments to FFO:
Impairments (recoveries)	$15,400	$71,693	$15,400	$59,793
Merger-related items(1)	—	—	26,596	—
	$15,400	$71,693	$41,996	$59,793

FFO as adjusted applicable to common shares	$274,971	$167,774	$769,218	$476,591
Distributions on dilutive convertible units and other	3,011	1,641	8,927	4,760
Diluted FFO as adjusted	$277,982	$169,415	$778,145	$481,351

Diluted FFO as adjusted per common share	$0.67	$0.54	$2.02	$1.58

Weighted average shares used to calculate diluted FFO as adjusted per common share(2)	414,590	314,778	385,693	304,002

(1)          Merger-related items for the nine months ended September 30, 2011 are attributable to the HCR ManorCare Acquisition (incurred from January 1st through April 6th 2011), which include the following: (i) $26.8 million of direct transaction costs, (ii) $23.9 million of interest expense associated with the $2.4 billion senior unsecured notes issued on January 24, 2011, proceeds from which were obtained to prefund the HCR ManorCare Acquisition, partially offset by (iii) $24.1 million of income related to gains upon the reinvestment of the Company’s debt investment in HCR ManorCare and other miscellaneous items.

(2)          Our weighted average shares used to calculate diluted FFO as adjusted eliminate the impact of our December 2010 46 million shares common stock offering and 30 million shares from our March 2011 common stock offering (excludes 4.5 million shares sold to the underwriters upon exercise of their option to purchase additional shares), which issuances increased our weighted average shares by 17 million for the nine months ended September 30, 2011. Proceeds from these offerings were used to fund a portion of the cash consideration for the HCR ManorCare Acquisition.

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

Contractual Obligations

The following table summarizes our material contractual payment obligations and commitments at September 30, 2011 (dollars in thousands):

	Total(1)	Less than One Year	2012-2013	2014-2015	More than Five Years
Bank line of credit	$375,000	$—	$—	$375,000	$—
Senior unsecured notes	5,437,000	—	800,000	887,000	3,750,000
Mortgage debt	1,794,194	8,734	441,327	485,860	858,273
Development commitments(2)	26,411	10,878	15,533	—	—
Ground and other operating leases	198,768	1,321	10,651	9,230	177,566
Interest(3)	2,646,050	63,457	786,627	611,413	1,184,553
Total	$10,477,423	$84,390	$2,054,138	$2,368,503	$5,970,392

(1)         Excludes $89 million of other debt that represents Life Care Bonds at certain of our senior housing facilities that have no scheduled maturities.

(2)         Represents construction and other commitments for developments in progress.

(3)         Interest on variable-rate debt is calculated using rates in effect at September 30, 2011.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.  At September 30, 2011, we are exposed to market risks related to fluctuations in interest rates on the following: (i) $375 million of variable-rate line of credit borrowings, (ii) $25 million of variable-rate senior unsecured notes and (iii) $24 million of variable-rate mortgage debt payable (excludes $88 million of variable-rate mortgage notes that have been hedged through interest-rate swap contracts) that are partially offset by properties with a gross value of $83 million that are subject to leases where the payments fluctuate with changes in LIBOR.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a one percentage point increase in the interest rate related to the variable-rate investments and variable-rate debt, and assuming no other changes in the outstanding balance as of September 30, 2011, interest expense would increase by approximately $3.4 million, or $0.01 per common share on a diluted basis.

We use derivative financial instruments in the normal course of business to mitigate interest rate risk. We do not use derivative financial instruments for speculative purposes. Derivatives are recorded on the condensed consolidated balance sheet at their fair value. See Note 21 to the Condensed Consolidated Financial Statements for further information.

To illustrate the effect of movements in the interest rate markets, we performed a market sensitivity analysis on our hedging instruments. We applied various basis point spreads to the underlying interest rate curves of the derivative portfolio in order to determine the instruments’ change in fair value. Assuming a one percentage point change in the underlying interest rate curve, the estimated change in fair value of each of the underlying derivative instruments would not exceed $3.9 million. See Note 21 to the Condensed Consolidated Financial Statements for additional analysis details.

Market Risk.  We have investments in marketable equity securities classified as available-for-sale. Gains and losses on these securities are recognized in income when realized and losses are recognized when an other-than-temporary decline in value is identified. An initial indicator of other-than-temporary decline in value for marketable equity securities is based on the severity of the decline in market value below the cost basis for an extended period of time. We consider a variety of factors in evaluating an other-than-temporary decline in value, such as: the length of time and the extent to which the market value has been less than our current cost basis; the issuer’s financial condition, capital strength and near-term prospects; any recent events specific to that issuer and economic conditions of its industry; and our investment horizon in relationship to an anticipated near-term recovery in the market value , if any. At September 30, 2011, the fair value and current cost basis of marketable equity securities was $12.3 million and $22.4 million, respectively.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

See the Ventas litigation matters under the heading “Legal Proceedings” of Note 12 to the Condensed Consolidated Financial Statements in this report for information regarding legal proceedings, which information is incorporated by reference in this Item 1.

Item 1A.  Risk Factors

There are no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)

None.

(b)

None.

(c)

The table below sets forth information with respect to purchases of our common stock made by us or on our behalf or by any “affiliated purchaser,” as such term is defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, during the three months ended September 30, 2011.

Period Covered	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number Of Shares (Or Units) Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number (Or Approximate Dollar Value) Of Shares (Or Units) That May Yet Be Purchased Under The Plans Or Programs
July 1-31, 2011	1,168	$37.23	—	—
August 1-31, 2011	858	34.62	—	—
September 1-30, 2011	1,649	35.47	—	—
Total	3,675	35.83	—	—

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

Date: October 31, 2011	HCP, Inc.

(Registrant)

/s/ JAMES F. FLAHERTY III
James F. Flaherty III
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ TIMOTHY M. SCHOEN
Timothy M. Schoen
Executive Vice President-
Chief Financial Officer
(Principal Financial Officer)

/s/ SCOTT A. ANDERSON
Scott A. Anderson
Senior Vice President-
Chief Accounting Officer
(Principal Accounting Officer)