Form 10-K
period 2011-12-31
HCP, INC.
filed 2012-02-14
CIK 765880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

          Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.)    Yes ☐    No ☒

          State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $14.9 billion.

          As of February 1, 2012 there were 409,378,447 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the definitive Proxy Statement for the registrant's 2012 Annual Meeting of Stockholders have been incorporated by reference into Part III of this Report.

PART I

        All references in this report to "HCP," the "Company," "we," "us" or "our" mean HCP, Inc. together with its consolidated subsidiaries. Unless the context suggests otherwise, references to "HCP, Inc." mean the parent company without its subsidiaries.

ITEM 1.    Business

Business Overview

        HCP, an S&P 500 company, invests primarily in real estate serving the healthcare industry in the United States. We are a self-administered, Maryland real estate investment trust ("REIT") organized in 1985. We are headquartered in Long Beach, California, with offices in Nashville, Tennessee and San Francisco, California. We acquire, develop, lease, manage and dispose of healthcare real estate, and provide financing to healthcare providers. Our portfolio is comprised of investments in the following five healthcare segments: (i) senior housing, (ii) life science, (iii) medical office, (iv) post-acute/skilled nursing and (v) hospital. We make investments within our healthcare segments using the following five investment products: (i) properties under lease, (ii) debt investments, (iii) developments and redevelopments, (iv) investment management and (v) RIDEA, which represents investments in senior housing operations utilizing the structure permitted by the Housing and Economic Recovery Act of 2008.

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

  •
  Ongoing consolidation of a fragmented healthcare real estate sector.

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

Healthcare Industry

        Healthcare is the single largest industry in the U.S. based on Gross Domestic Product ("GDP"). According to the National Health Expenditures report by the Centers for Medicare and Medicaid Services ("CMS"): (i) national health expenditures are projected to grow 4.3% in 2012; (ii) the average compounded annual growth rate for national health expenditures, over the projection period of 2010 through 2020, is anticipated to be 5.8%; and (iii) the healthcare industry is projected to represent 17.6% of U.S. GDP in 2012.

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

  Portfolio Diversification

        We believe in maintaining a portfolio of healthcare investments diversified by segment, geography, operator, tenant and investment product. Diversification reduces the likelihood that a single event would materially harm our business and allows us to take advantage of opportunities in different markets based on individual market dynamics. While pursuing our strategy of diversification, we monitor, but do not limit, our investments based on the percentage of our total assets that may be invested in any one property type, investment product, geographic location, the number of properties which we may lease to a single operator or tenant, or loans we may make to a single borrower. With investments in multiple segments and investment products, we can focus on opportunities with the most attractive risk/reward profile for the portfolio as a whole. We may structure transactions as master leases, require operator or tenant insurance and indemnifications, obtain credit enhancements in the form of guarantees, letters of credit or security deposits, and take other measures to mitigate risk.

  Conservative Financing

        We believe a conservative balance sheet is important to our ability to execute our opportunistic investing approach. We strive to maintain a conservative balance sheet by actively managing our debt-to-equity levels and maintaining multiple sources of liquidity, such as our revolving line of credit facility, access to capital markets and secured debt lenders, relationships with current and prospective institutional joint venture partners, and our ability to divest of assets. Our debt obligations are primarily fixed rate with staggered maturities, which reduces the impact of rising interest rates on our operations.

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

        We specifically incorporate by reference into this section the information set forth in Item 7, "2011 Transaction Overview," included elsewhere in this report.

Competition

        Investing in real estate serving the healthcare industry is highly competitive. We face competition from other REITs, investment companies, private equity and hedge fund investors, sovereign funds, healthcare operators, lenders, developers and other institutional investors, some of whom may have greater resources and lower costs of capital than we do. Increased competition makes it more challenging for us to identify and successfully capitalize on opportunities that meet our objectives. Our ability to compete may also be impacted by national and local economic trends, availability of investment alternatives, availability and cost of capital, construction and renovation costs, existing laws and regulations, new legislation and population trends.

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

Healthcare Segments

        Senior housing.    At December 31, 2011, we had interests in 314 senior housing facilities, 21 of which are in a RIDEA structure. Excluding RIDEA properties, all of our senior housing facilities are leased to single tenants under triple-net lease structures. Senior housing facilities include assisted living facilities ("ALFs"), independent living facilities ("ILFs") and continuing care retirement communities ("CCRCs"), which cater to different segments of the elderly population based upon their needs. Services provided by our operators or tenants in these facilities are primarily paid for by the residents directly or through private insurance and are less reliant on government reimbursement programs such as Medicaid and Medicare. Our senior housing property types are further described below:

  •
  Assisted Living Facilities.  ALFs are licensed care facilities that provide personal care services, support and housing for those who need help with activities of daily living ("ADL") yet require limited medical care. The programs and services may include transportation, social activities, exercise and fitness programs, beauty or barber shop access, hobby and craft activities, community excursions, meals in a dining room setting and other activities sought by residents. These facilities are often in apartment-like buildings with private residences ranging from single rooms to large apartments. Certain ALFs may offer higher levels of personal assistance for residents with Alzheimer's disease or other forms of dementia. Levels of personal assistance are based in part on local regulations. At December 31, 2011, we had interests in 258 ALFs.

  •
  Independent Living Facilities.  ILFs are designed to meet the needs of seniors who choose to live in an environment surrounded by their peers with services such as housekeeping, meals and activities. These residents generally do not need assistance with ADL, such as bathing, eating and dressing. However, residents have the option to contract for these services. At December 31, 2011, we had interests in 44 ILFs.

  •
  Continuing Care Retirement Communities.  CCRCs provide housing and health-related services under long-term contracts. This alternative is appealing to residents as it eliminates the need for relocating when health and medical needs change, thus allowing residents to "age in place." Some CCRCs require a substantial entry or buy-in fee and most also charge monthly maintenance fees in exchange for a living unit, meals and some health services. CCRCs typically require the individual to be in relatively good health and independent upon entry. At December 31, 2011, we had interests in 12 CCRCs.

        Our senior housing segment accounted for approximately 31%, 30% and 30% of total revenues for the years ended December 31, 2011, 2010 and 2009, respectively. The following table provides information about our senior housing operator concentration for the year ended December 31, 2011:

Operators	Percentage of Segment Revenues	Percentage of Total Revenues
Brookdale Senior Living Inc. ("Brookdale")(1)	24	7
Emeritus Corporation ("Emeritus")	23	7
Sunrise Senior Living, Inc. ("Sunrise")(2)	18	6
HCR ManorCare	10	27	(3)

(1)
Brookdale percentages exclude $47.1 million of senior housing, related to 21 senior housing facilities that Brookdale operates on our behalf under a RIDEA structure. Assuming that these revenues were attributable to Brookdale, the percentage of segment and total revenues for Brookdale would be 33% and 10%, respectively.

(2)
Certain of our properties are leased to tenants who have entered into management contracts with Sunrise to operate the respective property on their behalf. To determine our concentration of revenues generated from properties operated by Sunrise, we aggregate revenue from these tenants with revenue generated from the two properties that are leased directly to Sunrise.

(3)
Percentage of total revenues from HCR ManorCare includes revenues earned from both our senior housing and post-acute/skilled nursing segments.

        Post-acute/skilled nursing.    At December 31, 2011, we had interests in 313 post-acute/skilled nursing facilities ("SNFs"). SNFs offer restorative, rehabilitative and custodial nursing care for people not requiring the more extensive and sophisticated treatment available at hospitals. Ancillary revenues and revenues from sub-acute care services are derived from providing services to residents beyond room and board and include occupational, physical, speech, respiratory and intravenous therapy, wound care, oncology treatment, brain injury care and orthopedic therapy as well as sales of pharmaceutical products and other services. Certain SNFs provide some of the foregoing services on an out-patient basis. Post-acute/skilled nursing services provided by our operators and tenants in these facilities are primarily paid for either by private sources or through the Medicare and Medicaid programs. All of our SNFs are leased to single tenants under triple-net lease structures.

        On April 7, 2011, we completed our acquisition of substantially all of the real estate assets of privately-owned HCR ManorCare, Inc., for a purchase price of $6.1 billion (the "HCR ManorCare Acquisition"). We acquired 268 post-acute/skilled nursing facilities and 66 assisted living facilities located in 30 states, with the highest concentrations in Ohio, Pennsylvania, Florida, Illinois and Michigan. A wholly-owned subsidiary of HCR ManorCare operates the facilities pursuant to a long-term, triple-net master lease agreement supported by a guaranty from HCR ManorCare. Additionally, we exercised our option to purchase an interest in the operations of HCR ManorCare for $95 million that represented a 9.9% equity interest at closing. For a more detailed description of the HCR ManorCare Acquisition see Note 3 to the Consolidated Financial Statements.

        Our post-acute/skilled nursing segment accounted for approximately 29%, 13% and 10% of total revenues for the years ended December 31, 2011, 2010 and 2009, respectively. The following table provides information about our post-acute/skilled nursing operator/tenant concentration for the year ended December 31, 2011:

Operators/Tenants and Borrowers	Percentage of Segment Revenues	Percentage of Total Revenues
HCR ManorCare(1)	83	27

(1)
The percentage of segment revenues and total revenues from HCR ManorCare includes interest income of $54.3 million from our former HCR ManorCare debt investments that were settled as part of this acquisition for the period preceding the acquisition date discussed above. Percentage of total revenues from HCR ManorCare includes revenues earned from both our senior housing and post-acute/skilled nursing segments.

        Life science.    At December 31, 2011, we had interests in 108 life science properties, including four facilities owned by our Investment Management Platform. These properties contain laboratory and office space primarily for biotechnology and pharmaceutical companies, scientific research institutions, government agencies and other organizations involved in the life science industry. While these properties contain similar characteristics to commercial office buildings, they generally contain more advanced electrical, mechanical, and heating, ventilating, and air conditioning ("HVAC") systems. The facilities generally have equipment including emergency generators, fume hoods, lab bench tops and related amenities. In many instances, life science tenants make significant investments to improve their leased space, in addition to landlord improvements, to accommodate biology, chemistry or medical device research initiatives. Life science properties are primarily configured in business park or campus settings and include multiple facilities and buildings. The business park and campus settings allow us the opportunity to provide flexible, contiguous/adjacent expansion that accommodates the growth of existing tenants. Our properties are located in well established geographical markets known for scientific research, including San Francisco, San Diego and Salt Lake City. At December 31, 2011, 97% of our life science leases (based on leased square feet) are under triple-net structures.

        Our life science segment accounted for approximately 17%, 22% and 22% of total revenues for the years ended December 31, 2011, 2010 and 2009, respectively. The following table provides information about our life science tenant concentration for the year ended December 31, 2011:

Tenants	Percentage of Segment Revenues	Percentage of Total Revenues
Genentech, Inc.	19	3
Amgen, Inc.	18	3

        Medical office.    At December 31, 2011, we had interests in 254 medical office buildings ("MOBs"), including 66 facilities owned by our Investment Management Platform. These facilities typically contain physicians' offices and examination rooms, and may also include pharmacies, hospital ancillary service space and outpatient services such as diagnostic centers, rehabilitation clinics and day-surgery operating rooms. While these facilities are similar to commercial office buildings, they require additional plumbing, electrical and mechanical systems to accommodate multiple exam rooms that may require sinks in every room, and special equipment such as x-ray machines. In addition, MOBs are often built to accommodate higher structural loads for certain equipment and may contain "vaults" or other specialized construction. Our MOBs are typically multi-tenant properties leased to healthcare providers (hospitals and physician practices), with approximately 83% of our MOBs, based on square feet, located on hospital campuses. At December 31, 2011, 48% of our medical office leases (based on leased square feet) are under triple-net structures.

        Our medical office segment accounted for approximately 19%, 25% and 27% of total revenues for the years ended December 31, 2011, 2010 and 2009, respectively. During the year ended December 31, 2011, HCA, Inc. ("HCA"), as our tenant, contributed 13% of our medical office segment revenues.

        Our Investment Management Platform represents the following unconsolidated joint ventures: (i) HCP Ventures III, LLC, (ii) HCP Ventures IV, LLC, and (iii) the HCP Life Science ventures. For a more detailed description of these unconsolidated joint ventures, see Note 8 to the Consolidated Financial Statements.

        Hospital.    At December 31, 2011, we had interests in 21 hospitals, including four facilities owned by our Investment Management Platform. Services provided by our operators and tenants in these facilities are paid for by private sources, third-party payors (e.g., insurance and Health Maintenance Organizations or "HMOs"), or through the Medicare and Medicaid programs. Our hospital property types include acute care, long-term acute care, specialty and rehabilitation hospitals. Our hospitals are all leased to single tenants or operators under triple-net lease structures.

        Our hospital segment accounted for approximately 5%, 10% and 11% of total revenues for the years ended December 31, 2011, 2010 and 2009, respectively. The following table provides information about our hospital operator/tenant concentration for the year ended December 31, 2011:

Operators/Tenants and Borrowers	Percentage of Segment Revenues	Percentage of Total Revenues
HCA(1)	29	4
Tenet Healthcare Corporation ("Tenet")	27	1

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

        Debt investments.    Our mezzanine loans are generally secured by a pledge of ownership interests of an entity or entities, which directly or indirectly own properties, and are subordinate to more senior debt, including mortgages and more senior mezzanine loans. Our interest in mortgages and construction financing are typically issued by healthcare providers and are generally secured by healthcare real estate. Borrowers of our interests in mortgage and construction loans are typically healthcare providers and healthcare real estate generally secures these loans.

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

        Investment Management.    We co-invest in real estate properties with institutional investors through joint ventures structured as partnerships or limited liability companies. We target institutional investors with long-term investment horizons who seek to benefit from our expertise in healthcare real estate. Predominantly, we retain noncontrolling interests in the joint ventures ranging from 20% to 30% and serve as the managing member. These ventures generally allow us to earn acquisition and asset management fees, and have the potential for promoted interests or incentive distributions based on performance of the joint venture.

        Operating properties ("RIDEA").    We entered into contracts with healthcare operators to manage communities that are placed in a structure permitted by the Housing and Economic Recovery Act of 2008 (commonly referred to as "RIDEA"). Under the provisions of RIDEA, a REIT may lease "qualified health care properties" on an arm's length basis to a taxable REIT subsidiary ("TRS") if the property is operated on behalf of such subsidiary by a person who qualifies as an "eligible independent contractor." We view RIDEA as a structure primarily to be used on properties that present attractive valuation entry points, where repositioning with a new operator that is aligned with HCP can bring scale, operating efficiencies, and/or ancillary services to drive growth.

Portfolio Summary

        At December 31, 2011, we managed $18.7 billion of investments in our Owned Portfolio and Investment Management Platform. At December 31, 2011, we also owned $563 million of assets under development, including redevelopment, and land held for future development.

Owned Portfolio

        As of December 31, 2011, our properties under lease and debt investments in our Owned Portfolio consisted of the following (square feet and dollars in thousands):

							Year Ended December 31, 2011
			Investment(3)
	Number of Properties(1)					Total Investment		Interest Income(5)
Segment		Capacity(2)	Properties(1)	Debt			NOI(4)
Senior housing	314	36,139 Units	$5,896,175	$10,256		$5,906,431	$498,110	$178
Post-acute/skilled	313	41,803 Beds	5,545,472	9,746	(6)	5,555,218	398,218	98,450	(6)
Life science	104	6,798 Sq. ft.	3,259,303	—		3,259,303	235,355	—
Medical office	188	13,111 Sq. ft.	2,297,218	—		2,297,218	192,796	—
Hospital	17	2,379 Beds	648,386	90,250	(7)	738,636	78,798	1,236

Total	936		$17,646,554	$110,252		$17,756,806	$1,403,277	$99,864

(1)
Represents 915 properties under lease with an investment value of $16.9 billion and 21 operating properties under a RIDEA structure with an investment value of $749.9 million.
(2)
Senior housing facilities are measured in units (e.g., studio, one or two bedroom units). Life science facilities and medical office buildings are measured in square feet. SNFs and hospitals are measured in licensed bed count.
(3)
Property investments represent: (i) the carrying amount of real estate and intangibles, after adding back accumulated depreciation and amortization; and (ii) the carrying amount of direct financing leases. Debt investment represents the carrying amount of mezzanine, mortgage and other secured loan investments.
(4)
Net Operating Income from Continuing Operations ("NOI") is a non-GAAP supplemental financial measure used to evaluate the operating performance of real estate properties. For the reconciliation of NOI to net income for 2011, refer to Note 14 in our Consolidated Financial Statements.
(5)
Interest income represents interest earned from our debt investments.
(6)
Post-acute/skilled nursing interest income includes amounts earned from debt investments that were settled, matured or paid off in 2011.
(7)
Includes senior secured loan to Cirrus Health ("Cirrus") that was placed on non-accrual status effective January 1, 2011 with a carrying value of $76 million at December 31, 2011. For a more detailed description of the senior secured loan to Cirrus, see Note 7 to the Consolidated Financial Statements.

        See Note 14 to the Consolidated Financial Statements for additional information on our business segments.

Developments and Redevelopments

        At December 31, 2011, in addition to our investments in properties under lease and debt investments, we have an aggregate investment of $563 million in assets under development, including redevelopment, and land held for future development, primarily in our life science and medical office segments.

Investment Management Platform

        As of December 31, 2011, our Investment Management Platform consisted of the following properties under lease (square feet and dollars in thousands):

Segment	Number of Properties	Capacity(1)	HCP's Ownership Interest	Joint Venture Investment(2)	Total Revenues	Total Operating Expenses
Medical office(3)	66	3,388 Sq. ft.	20 - 30%	$717,293	$72,716	$31,330
Life science	4	278 Sq. ft.	50 - 63%	144,479	11,722	1,505
Hospital	4	N/A(4)	20%	81,383	4,497	1,094

Total	74			$943,155	$88,935	$33,929

(1)
Life science facilities and medical office buildings are measured in square feet.
(2)
Represents the joint ventures' carrying amount of real estate and intangibles, after adding back accumulated depreciation and amortization.
(3)
During 2010, one MOB was placed into redevelopment; its statistics are not included in the medical office information.
(4)
Information not provided by the respective operator or tenant.

Employees of HCP

        At December 31, 2011, we had 147 full-time employees, none of whom is subject to a collective bargaining agreement.

Government Regulation, Licensing and Enforcement

  Overview

        Our tenants and operators are typically subject to extensive and complex federal, state and local healthcare laws and regulations relating to fraud and abuse practices, government reimbursement, licensure and certificate of need and similar laws governing the operation of healthcare facilities, and we expect that the healthcare industry, in general, will continue to face increased regulation and pressure in the areas of fraud, waste and abuse, cost control, healthcare management and provision of services, among others. These regulations are wide-ranging and can subject our tenants and operators to civil, criminal and administrative sanctions. Affected tenants and operators may find it increasingly difficult to comply with this complex and evolving regulatory environment because of a relative lack of guidance in many areas as certain of our healthcare properties are subject to oversight from several government agencies and the laws may vary from one jurisdiction to another. Changes in laws and regulations and reimbursement enforcement activity and regulatory non-compliance by our tenants and operators can all have a significant effect on their operations and financial condition, which in turn may adversely impact us, as detailed below and set forth under "Risk Factors" in Item 1A.

        We seek to mitigate the risk to us resulting from the significant healthcare regulatory risks faced by our tenants and operators by diversifying our portfolio among property types and geographical areas, diversifying our tenant and operator base to limit our exposure to any single entity, and seeking tenants and operators who are not largely dependent on Medicaid reimbursement for their revenues. Based on information primarily provided by our tenants and operators, excluding our medical office segment, at December 31, 2011 we estimate that approximately 21% and 13% of the annualized base rental payments received from our tenants and operators are dependant on Medicare and Medicaid reimbursement, respectively. The increase in our exposure to Medicare and Medicaid reimbursement from levels reported as of December 31, 2010 is primarily the result of the facilities acquired through the HCR ManorCare Acquisition. For additional details of the HCR ManorCare Acquisition, see Note 3 to the Consolidated Financial Statements.

        The following is a discussion of certain laws and regulations generally applicable to our operators, and in certain cases, to us.

  Fraud and Abuse Enforcement

        There are various extremely complex federal and state laws and regulations governing healthcare providers' relationships and arrangements and prohibiting fraudulent and abusive practices by such providers. These laws include (i) federal and state false claims acts, which, among other things, prohibit providers from filing false claims or making false statements to receive payment from Medicare, Medicaid or other federal or state healthcare programs, (ii) federal and state anti-kickback and fee-splitting statutes, including the Medicare and Medicaid anti-kickback statute, which prohibit the payment or receipt of remuneration to induce referrals or recommendations of healthcare items or services, (iii) federal and state physician self-referral laws (commonly referred to as the "Stark Law"), which generally prohibit referrals by physicians to entities with which the physician or an immediate family member has a financial relationship, (iv) the federal Civil Monetary Penalties Law, which prohibits, among other things, the knowing presentation of a false or fraudulent claim for certain healthcare services and (v) federal and state privacy laws, including the privacy and security rules contained in the Health Insurance Portability and Accountability Act of 1996, which provide for the privacy and security of personal health information. Violations of healthcare fraud and abuse laws carry civil, criminal and administrative sanctions, including punitive sanctions, monetary penalties, imprisonment, denial of Medicare and Medicaid reimbursement and potential exclusion from Medicare, Medicaid or other federal or state healthcare programs. These laws are enforced by a variety of federal, state and local agencies and can also be enforced by private litigants through, among other things, federal and state false claims acts, which allow private litigants to bring qui tam or "whistleblower" actions. Many of our operators and tenants are subject to these laws, and some of them may in the future become the subject of governmental enforcement actions if they fail to comply with applicable laws.

  Reimbursement

        Sources of revenue for many of our tenants and operators include, among other sources, governmental healthcare programs, such as the federal Medicare program and state Medicaid programs, and non-governmental payors, such as insurance carriers and HMOs. As federal and state governments focus on healthcare reform initiatives, and as many states face significant budget deficits, efforts to reduce costs by these payors will likely continue, which may result in reduced or slower growth in reimbursement for certain services provided by some of our tenants and operators.

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

  Life Science Facilities

        While certain of our life science tenants include some well-established companies, other such tenants are less established and, in some cases, may not yet have a product approved by the Food and Drug Administration or other regulatory authorities for commercial sale. Creating a new pharmaceutical product or medical device requires substantial investments of time and money, in part, because of the extensive regulation of the healthcare industry; it also entails considerable risk of failure in demonstrating that the product is safe and effective and in gaining regulatory approval and market acceptance.

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

  Environmental Matters

        A wide variety of federal, state and local environmental and occupational health and safety laws and regulations affect healthcare facility operations. These complex federal and state statutes, and their enforcement, involve a myriad of regulations, many of which involve strict liability on the part of the potential offender. Some of these federal and state statutes may directly impact us. Under various federal, state and local environmental laws, ordinances and regulations, an owner of real property or a secured lender, such as us, may be liable for the costs of removal or remediation of hazardous or toxic substances at, under or disposed of in connection with such property, as well as other potential costs relating to hazardous or toxic substances (including government fines and damages for injuries to persons and adjacent property). The cost of any required remediation, removal, fines or personal or property damages and the owner's or secured lender's liability therefore could exceed or impair the value of the property, and/or the assets of the owner or secured lender. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral which, in turn, could reduce our revenues. For a description of the risks associated with environmental matters, see "Risk Factors" in Item 1A of this report.

ITEM 1A.    Risk Factors

        The section below discusses the most significant risk factors that may materially adversely affect our business, results of operations and financial condition.

        As set forth below, we believe that the risks facing our company generally fall into the following three categories:

  •
  Risks related to our business;

  •
  Risks related to tax matters, including REIT-related risks; and

  •
  Risks related to our legal organizational structure.

Risks Related to Our Business

Volatility or disruption in the financial markets may impair our ability to raise capital, obtain new financing or refinance existing obligations and fund real estate and development activities.

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

We rely on external sources of capital to fund future capital needs and limitations on our access to such capital could have a materially adverse effect on our ability to meet commitments as they become due or make future investments necessary to grow our business.

        We may not be able to fund all future capital needs from cash retained from operations. If we are unable to obtain enough internal capital, we may need to rely on external sources of capital (including debt and equity financing) to fulfill our capital requirements. If we cannot access these external sources of capital, we may not be able to make the investments needed to grow our business and to meet our obligations and commitments as they mature. Our access to capital depends upon a number of factors, some of which we have little or no control over, including but not limited to:

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

  •
  the financial integrity of our lenders, which might impair their ability to meet their commitments to us or their willingness to make additional loans to us, and our inability to replace the financing commitment of any such lender on favorable terms, or at all;

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

        Our outstanding indebtedness as of December 31, 2011 was approximately $7.7 billion. We may incur additional indebtedness in the future, including in connection with the development or acquisition of assets, which may be substantial. Any significant additional indebtedness could negatively affect the credit ratings of our debt and require us to dedicate a substantial portion of our cash flow to interest and principal payments due on our indebtedness. Greater demands on our cash resources may reduce funds available to us to pay dividends, conduct development activities, make capital expenditures and acquisitions, or carry out other aspects of our business strategy. Increased indebtedness can also limit our ability to adjust rapidly to changing market conditions, make us more vulnerable to general adverse economic and industry conditions and create competitive disadvantages for us compared to other companies with relatively lower debt levels. Increased future debt service obligations may limit our operational flexibility, including our ability to finance or refinance our properties, contribute properties to joint ventures or sell properties as needed.

Covenants related to our indebtedness limit our operational flexibility and breaches of these covenants could materially adversely affect our business, results of operations and financial condition.

        Our unsecured credit facilities, unsecured debt securities and secured debt and other indebtedness that we may incur in the future, require or will require us to comply with a number of customary financial and other covenants, such as maintaining certain levels of debt service coverage and leverage ratio, tangible net worth requirements and maintaining REIT status. Our continued ability to incur additional debt and to conduct business in general is subject to compliance with these financial and other covenants, which limit our operational flexibility. For example, mortgages on our properties contain customary covenants such as those that limit or restrict our ability, without the consent of the lender, to further encumber or sell the applicable properties, or to replace the applicable tenant or operator. Breaches of certain covenants may result in defaults under the mortgages on our properties and cross-defaults under certain of our other indebtedness, even if we satisfy our payment obligations to the respective obligee. Additionally, defaults under the leases or operating agreements related to mortgaged properties, including defaults associated with the bankruptcy of the applicable tenant or operator, may result in a default under the underlying mortgage and cross-defaults under certain of our other indebtedness. Covenants that limit our operational flexibility as well as defaults under our debt instruments could materially adversely affect our business, results of operations and financial condition.

An increase in interest rates could increase interest cost on new debt, and could materially adversely impact our ability to refinance existing debt, sell assets and limit our acquisition, investment and development activities.

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

Unfavorable resolution of litigation matters and disputes, could have a material adverse effect on our financial condition.

        From time to time, we are involved in legal proceedings, lawsuits and other claims. We may also be named as defendants in lawsuits allegedly arising out of our actions or the actions of our operators and tenants in which such operators and tenants have agreed to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their respective businesses. An unfavorable resolution of litigation may have a material adverse effect on our business, results of operations and financial condition. Regardless of its outcome, litigation may result in substantial costs and expenses and significantly divert the attention of management. There can be no assurance that we will be able to prevail in, or achieve a favorable settlement of, litigation. In addition, litigation, government proceedings or environmental matters could lead to increased costs or interruption of our normal business operations.

A small number of operators, tenants and borrowers account for a large percentage of our revenues.

        During the year ended December 31, 2011, approximately 47% of our rental and related revenues are generated by our leasing or financial arrangements with the following four companies: HCR ManorCare (27%); Brookdale (7%); Emeritus (7%); and Sunrise (6%). The failure, inability or unwillingness of these operators, tenants or borrowers to meet their obligations to us could materially reduce our cash flow as well as our results of operations, which could in turn reduce the amount of dividends we pay, cause our stock price to decline and have other material adverse effects on our business, results of operations and financial condition.

We may be unable to successfully foreclose on the collateral securing our real estate-related loans, and even if we are successful in our foreclosure efforts, we may be unable to successfully operate, occupy or reposition the underlying real estate, which may adversely affect our ability to recover our investments.

        If an operator or tenant defaults under one of our mortgages or mezzanine loans, we may have to foreclose on the loan or protect our interest by acquiring title to the collateral and thereafter making substantial improvements or repairs in order to maximize the property's investment potential. In some cases, as noted above, the collateral consists of the equity interests in an entity that directly or indirectly owns the applicable real property or interests in operating facilities and, accordingly, we may not have full recourse to assets of that entity. Operators, tenants or borrowers may contest enforcement of foreclosure or other remedies, seek bankruptcy protection against our exercise of enforcement or other remedies and/or bring claims for lender liability in response to actions to enforce mortgage obligations. Foreclosure-related costs, high loan-to-value ratios or declines in the value of the facility may prevent us from realizing an amount equal to our mortgage or mezzanine loan upon foreclosure, and we may be required to record valuation allowance for such losses. Even if we are able to successfully foreclose on the collateral securing our real estate-related loans, we may inherit properties for which we may be unable to expeditiously seek tenants or operators, if at all, which would adversely affect our ability to fully recover our investment.

Required regulatory approvals can delay or prohibit transfers of our healthcare facilities.

        Transfers of healthcare facilities to successor tenants or operators may be subject to regulatory approvals or ratifications, including, but not limited to, change of ownership approvals under certificate of need laws and Medicare and Medicaid provider arrangements that are not required for transfers of other types of commercial operations and other types of real estate. The replacement of any tenant or operator could be delayed by the regulatory approval process of any federal, state or local government agency necessary for the transfer of the facility or the replacement of the operator licensed to manage the facility. If we are unable to find a suitable replacement tenant or operator upon favorable terms, or at all, we may take possession of a facility, which might expose us to successor liability or require us to indemnify subsequent operators to whom we might transfer the operating rights and licenses, all of which may materially adversely affect our business, results of operations, and financial condition.

Competition may make it difficult to identify and purchase, or develop, suitable healthcare facilities, to grow our investment portfolio.

        We face significant competition from other REITs, investment companies, private equity and hedge fund investors, sovereign funds, healthcare operators, lenders, developers and other institutional investors, some of whom may have greater resources and lower costs of capital than we do. Increased competition makes it more challenging for us to identify and successfully capitalize on opportunities that meet our business goals and could improve the bargaining power of property owners seeking to sell, thereby impeding our investment, acquisition and development activities. If we cannot capitalize on our development pipeline, identify and purchase a sufficient quantity of healthcare facilities at favorable prices or if we are unable to finance acquisitions on commercially favorable terms, our business, results of operations and financial condition may be materially adversely affected.

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

  •
  the project may not be completed on schedule, which can result in increases in construction costs and debt service expenses as a result of a variety of factors that are beyond our control, including natural disasters, labor conditions, material shortages, regulatory hurdles, civil unrest and acts of war; and

  •
  occupancy rates and rents at a newly completed property may not meet expected levels and could be insufficient to make the property profitable.

        These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of development activities once undertaken, any of which could have a material adverse effect on our business, results of operations and financial condition.

Our use of joint ventures may limit our flexibility with jointly owned investments.

        We have and may continue in the future to develop and/or acquire properties in joint ventures with other persons or entities when circumstances warrant the use of these structures. Our participation in joint ventures is subject to risks that may not be present with other methods of ownership, including:

  •
  we could experience an impasse on certain decisions because we do not have sole decision-making authority, which could require us to expend additional resources on resolving such impasses or potential disputes, including litigation or arbitration;

  •
  our joint venture partners could have investment goals that are not consistent with our investment objectives, including the timing, terms and strategies for any investments;

  •
  our ability to transfer our interest in a joint venture to a third party may be restricted;

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

        Acquisitions require the integration of companies that have previously operated independently. Successful integration of the operations of these companies depends primarily on our ability to consolidate operations, systems, procedures, properties and personnel and to eliminate redundancies and costs. We may encounter difficulties in these integrations. Potential difficulties associated with acquisitions include the loss of key employees, the disruption of our ongoing business or that of the acquired entity, possible inconsistencies in standards, controls, procedures and policies and the assumption of unexpected liabilities, including:

  •
  liabilities relating to the clean-up or remediation of undisclosed environmental conditions;

  •
  unasserted claims of vendors or other persons dealing with the seller;

  •
  liabilities, claims and litigation, whether or not incurred in the ordinary course of business, relating to periods prior to our acquisition;

  •
  claims for indemnification by general partners, directors, officers and others indemnified by the seller; and

  •
  liabilities for taxes relating to periods prior to our acquisition.

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

        We are dependent on the efforts of our executive officers, and competition for these individuals is intense. Although our chief executive officer, chief financial officer, chief investment officer and general counsel have employment agreements with us, we cannot assure you that they will remain employed with us. The loss or limited availability of the services of any of our executive officers, or our inability to recruit and retain qualified personnel in the future, could, at least temporarily, have a material adverse effect on our business, results of operations and financial condition and be negatively perceived in the capital markets.

We may experience uninsured or underinsured losses, which could result in a significant loss of the capital we have invested in a property, decrease anticipated future revenues or cause us to incur unanticipated expense.

        We maintain comprehensive insurance coverage on our properties with terms, conditions, limits and deductibles that we believe are adequate and appropriate given the relative risk and costs of such coverage, and we continually review the insurance maintained by us. However, a large number of our properties are located in areas exposed to earthquake, windstorm, flood and other natural disasters and may be subject to other losses. In particular, our life science portfolio is concentrated in areas known to be subject to earthquake activity. While we purchase insurance for earthquake, windstorm, flood and other natural disasters that we believe is adequate in light of current industry practice and analysis prepared by outside consultants, there is no assurance that such insurance will fully cover such losses. These losses can decrease our anticipated revenues from a property and result in the loss of all or a portion of the capital we have invested in a property. The insurance market for such exposures can be very volatile and we may be unable to purchase the limits and terms we desire on a commercially reasonable basis in the future. In addition, there are certain exposures where insurance is not purchased as we do not believe it is economically feasible to do so or where there is no viable insurance market.

Environmental compliance costs and liabilities associated with our real estate related investments may materially impair the value of those investments.

        Under various federal, state and local laws, ordinances and regulations, as a current or previous owner of real estate, we may be required to investigate and clean up certain hazardous or toxic substances or petroleum released at a property, and may be held liable to a governmental entity or to third parties for property damage and for investigation and cleanup costs incurred by the third parties in connection with the contamination. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and the costs it incurs in connection with the contamination. Although we (i) currently carry environmental insurance on our properties in an amount and subject to deductibles that we believe are commercially reasonable, and (ii) generally require our operators and tenants to undertake to indemnify us for environmental liabilities they cause, such liabilities could exceed the amount of our insurance, the financial ability of the tenant or operator to indemnify us or the value of the contaminated property. The presence of contamination or the failure to remediate contamination may materially adversely affect our ability to sell or lease the real estate or to borrow using the real estate as collateral. As the owner of a site, we may also be held liable under common law to third parties for damages and injuries resulting from environmental contamination emanating from the site. Although we are generally indemnified by the current operators or tenants of our properties for contamination caused by them, these indemnities may not adequately cover all environmental costs. We may also experience environmental liabilities arising from conditions not known to us.

The bankruptcy, insolvency or financial deterioration of one or more of our major operators or tenants may materially adversely affect our business, results of operations and financial condition.

        We lease our properties directly to operators in most cases, and in certain other cases, we lease to third-party tenants who enter into long-term management agreements with operators to manage the properties. Although our leases, financing arrangements and other agreements with our tenants and operators generally provide us the right under specified circumstances to terminate a lease, evict an operator or tenant, or demand immediate repayment of certain obligations to us, the bankruptcy and insolvency laws afford certain rights to a party that has filed for bankruptcy or reorganization that may render certain of these remedies unenforceable, or at the least, delay our ability to pursue such remedies. For example, we cannot evict a tenant or operator solely because of its bankruptcy filing. A debtor has the right to assume, or to assume and assign to a third party, or to reject its unexpired contracts in a bankruptcy proceeding. If a debtor were to reject its leases with us, our claim against the debtor for unpaid and future rents would be limited by the statutory cap set forth in the U.S. Bankruptcy Code, which may be substantially less than the remaining rent actually owed under the lease. In addition, the inability of our tenants or operators to make payments or comply with certain other lease obligations may affect our compliance with certain covenants contained in our debt securities, credit facilities and the mortgages on the properties leased or managed by such tenants and operators. In addition, under certain conditions, defaults under the underlying mortgages may result in cross-default under our other indebtedness. Although we believe that we would be able to secure amendments under the applicable agreements in those circumstances, the bankruptcy of an applicable operator or tenant may potentially result in less favorable borrowing terms than currently available, delays in the availability of funding or other material adverse consequences. In addition, many of our facilities are leased to health care providers who provide long-term custodial care to the elderly; evicting such operators for failure to pay rent while the facility is occupied may be a difficult and slow process and may not be successful.

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

        Certain of our operators and tenants are subject to extensive federal, state, local and industry-related licensure, certification and inspection laws, regulations and standards. Our operators' or tenants' failure to comply with any of these laws, regulations or standards could result in loss of accreditation, denial of reimbursement, imposition of fines, suspension or decertification from federal and state healthcare programs, loss of license or closure of the facility. For example, certain of our properties may require a license, registration and/or certificate of need to operate. Failure of any operator or tenant to obtain a license, registration or certificate of need, or loss of a required license, registration or certificate of need, would prevent a facility from operating in the manner intended by such operator or tenant. Additionally, failure of our operators and tenants to generally comply with applicable laws and regulations may have an adverse effect on facilities owned by or mortgaged to us, and therefore may materially adversely impact us. See "Item 1—Business—Government Regulation, Licensing and Enforcement—Healthcare Licensure and Certificate of Need" above.

The impact of the comprehensive healthcare regulation enacted in 2010 on us and operators and tenants cannot accurately be predicted.

        Legislative proposals are introduced or proposed in Congress and in some state legislatures each year that would affect major changes in the healthcare system, either nationally or at the state level. Notably, in March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, along with the Health Care and Education Reconciliation Act of 2010 (collectively, the "Affordable Care Act"). The passage of the Affordable Care Act has resulted in comprehensive reform legislation that is expected to expand health care coverage to millions of currently uninsured people beginning in 2014 and provide for significant changes to the U.S. healthcare system over the next ten years. To help fund this expansion, the Affordable Care Act outlines certain reductions in Medicare reimbursement rates for various healthcare providers, including long-term acute care hospitals and skilled nursing facilities, as well as certain other changes to Medicare payment methodologies. This comprehensive health care legislation provides for extensive future rulemaking by regulatory authorities, and also may be altered or amended. We cannot accurately predict whether any pending legislative proposals will be adopted or, if adopted, what effect, if any, these proposals would have on our operators and tenants and, thus, our business. Similarly, while we can anticipate that some of the rulemaking that will be promulgated by regulatory authorities will affect our operators and tenants and the manner in which they are reimbursed by the federal health care programs, we cannot accurately predict today the impact of those regulations on our operators and tenants and thus on our business.

Increased competition, as well as an inability to grow revenues as originally forecast, have resulted and may further result in lower net revenues for some of our operators and tenants and may affect their ability to meet their financial and other contractual obligations to us.

        The healthcare industry is highly competitive and can become more competitive in the future. The occupancy levels at, and rental income from, our facilities is dependent on our ability and the ability of our operators and tenants to maintain and increase such levels and income and to compete with entities that have substantial capital resources. These entities compete with other operators and tenants on a number of different levels, including the quality of care provided, reputation, the physical appearance of a facility, price, the range of services offered, family preference, alternatives for healthcare delivery, the supply of competing properties, physicians, staff, referral sources, location and the size and demographics of the population in the surrounding area. Private, federal and state payment programs and the effect of laws and regulations may also have a significant influence on the profitability of the properties and their tenants. Our operators and tenants also compete with numerous other companies providing similar healthcare services or alternatives such as home health agencies, life care at home, community-based service programs, retirement communities and convalescent centers. Such competition, which has intensified due to overbuilding in some segments in which we invest, has caused the occupancy rate of newly constructed buildings to slow and the monthly rate that many newly built and previously existing facilities were able to obtain for their services to decrease. We cannot be certain that the operators and tenants of all of our facilities will be able to achieve occupancy and rate levels that will enable them to meet all of their obligations to us. Further, many competing companies may have resources and attributes that are superior to those of our operators and tenants. Thus, our operators and tenants may encounter increased competition in the future that could limit their ability to maintain or attract residents or expand their businesses which could materially adversely affect their ability to meet their financial and other contractual obligations to us, potentially decreasing our revenues, impairing our assets, and increasing our collection and dispute costs.

Our operators and tenants may not procure the necessary insurance to adequately insure against losses.

        Our leases generally require our tenants and operators to secure and maintain comprehensive liability and property insurance that covers us, as well as the tenants and operators. Some types of losses may not be adequately insured by our tenants and operators. Should an uninsured loss or a loss in excess of insured limits occur, we could incur liability or lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenues from the property. In such an event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. We continually review the insurance maintained by our tenants and operators and believe the coverage provided to be customary for similarly situated companies in our industry. However, we cannot assure you that material uninsured losses, or losses in excess of insurance proceeds, will not occur in the future.

Our operators and tenants are faced with litigation and may experience rising liability and insurance costs.

        In some states, advocacy groups have been created to monitor the quality of care at healthcare facilities and these groups have brought litigation against the operators and tenants of such facilities. Also, in several instances, private litigation by patients has succeeded in winning large damage awards for alleged abuses. The effect of this litigation and other potential litigation may materially increase the costs incurred by our operators and tenants for monitoring and reporting quality of care compliance. In addition, their cost of liability and medical malpractice insurance can be significant and may increase so long as the present healthcare litigation environment continues. Cost increases could cause our operators to be unable to make their lease or mortgage payments or fail to purchase the appropriate liability and malpractice insurance, potentially decreasing our revenues and increasing our collection and litigation costs. In addition, as a result of our ownership of healthcare facilities, we may be named as a defendant in lawsuits allegedly arising from the actions of our operators or tenants, for which claims such operators and tenants have agreed to indemnify, defend and hold us harmless from and against, but which may require unanticipated expenditures on our part.

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

Tax and REIT-Related Risks

Loss of our tax status as a REIT would substantially reduce our available funds and would have material adverse consequences for us and the value of our common stock.

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

  •
  we could be subject to increased state and local income taxes; and

  •
  unless we are entitled to relief under relevant statutory provisions, we will be disqualified from taxation as a REIT for the four taxable years following the year during which we fail to qualify as a REIT.

        As a result of all these factors, our failure to qualify as a REIT also could impair our ability to expand our business and raise capital and could materially adversely affect the value of our common stock.

Certain property transfers may generate prohibited transaction income, resulting in a penalty tax on gain attributable to the transaction.

        From time to time, we may transfer or otherwise dispose of some of our properties. Under the Code, any gain resulting from transfers of properties that we hold as inventory or primarily for sale to customers in the ordinary course of business would be treated as income from a prohibited transaction subject to a 100% penalty tax. Since we acquire properties for investment purposes, we do not believe that our occasional transfers of property are prohibited transactions. However, the determination that a transfer constitutes a prohibited transaction is based on the facts and circumstances surrounding each transfer. The Internal Revenue Service ("IRS") may contend that certain transfers of properties by us are prohibited transactions. While we believe that the IRS would not prevail in any such dispute, if the IRS were to argue successfully that a transfer of property constituted a prohibited transaction, then we would be required to pay a 100% penalty tax on any gain from the prohibited transaction. In addition, income from a prohibited transaction might materially adversely affect our ability to satisfy the income tests for qualification as a REIT for federal income tax purposes.

Certain properties are leased to our TRSs pursuant to the provisions of RIDEA.

        We currently lease certain qualified healthcare properties to our TRSs (or a limited liability company of which the TRS is a member). These TRSs in turn contract with third-party operators to manage the healthcare operations at these properties. The rents paid by the TRSs in this RIDEA structure will be treated as qualifying rents from real property if (i) they are paid pursuant to an arms-length lease of a qualified healthcare property and (ii) the operator qualifies as an "eligible independent contractor" with respect to the property. An operator will qualify as an eligible independent contractor if it meets certain ownership tests with respect to HCP, Inc., and if, at the time the operator enters into the management agreement, the operator is actively engaged in the trade or business of operating qualified healthcare properties for any person who is not a related person to HCP, Inc. or the lessee. If any of the above conditions are not satisfied, then the rents will not be considered income from a qualifying source as discussed above.

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

        In addition to the restrictions on business combinations contained in the Maryland Business Combination Act, our charter also contains restrictions on business combinations. Our charter requires that, except in certain circumstances, "business combinations," including a merger or consolidation, and certain asset transfers and issuances of securities, with a "related person," including a beneficial owner of 10% or more of our outstanding voting stock, be approved by the affirmative vote of the holders of at least 90% of our outstanding voting stock.

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

  •
  Whether the expected risk-adjusted return exceeds our cost of capital;

  •
  Whether the rent or operating income provides a competitive market return to our investors;

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

  •
  Prospects for liquidity through financing or refinancing; and

  •
  Our access to and cost of capital.

        The following summarizes our property and DFL investments as of and for the year ended December 31, 2011 (square feet and dollars in thousands).

				2011
Facility Location	Number of Facilities	Capacity(1)	Gross Asset Value(2)	Rental Revenues(3)	Operating Expenses
Senior housing—real estate:		(Units)
Florida	34	4,677	$633,775	$73,967	$(15,528)
Texas	30	5,359	619,468	70,342	(14,697)
California	29	3,490	618,494	50,403	12,384
Illinois	14	1,771	314,125	36,394	(8,893)
Virginia	10	1,333	267,986	21,432	(48)
Colorado	5	893	178,627	16,676	—
New Jersey	8	803	175,636	12,273	(20)
Washington	8	573	124,974	9,540	(1)
Pennsylvania	1	542	124,906	9,269	(13)
Rhode Island	7	891	124,063	16,056	(4,473)
Other (23 States)	75	7,713	1,072,731	112,408	(3,064)

	221	28,045	4,254,785	428,760	(34,353)
Senior housing—DFLs(4):
Maryland	13	1,113	244,531	18,708	(2)
New Jersey	8	678	183,906	14,275	(67)
Illinois	10	944	170,564	11,832	—
Florida	14	1,210	154,269	11,175	(47)
Pennsylvania	10	805	139,641	8,722	—
Ohio	11	980	135,825	8,791	(13)
Other (12 States)	27	2,364	402,850	30,393	(64)

	93	8,094	1,431,586	103,896	(193)

Total senior housing	314	36,139	$5,686,371	$532,656	$(34,546)

Post-acute/skilled nursing—real estate:		(Beds)
Virginia	9	934	$58,375	$6,853	$—
Indiana	8	905	44,740	7,675	—
Ohio	8	1,047	43,023	7,674	(19)
Colorado	2	240	13,811	1,630	—
California	3	379	13,558	2,274	(22)
Tennessee	4	572	12,557	3,549	(153)
Nevada	2	267	12,350	2,778	—
Other (7 States)	9	972	35,054	5,570	(53)

	45	5,316	233,468	38,003	(247)
Post-acute/skilled nursing—DFLs(4):
Pennsylvania	43	6,963	1,178,327	82,320	—
Illinois	26	3,418	683,850	46,120	—
Ohio	44	5,429	623,738	42,885	(89)
Michigan	27	3,293	564,005	37,464	—
Florida	27	3,557	529,798	36,256	(7)
California	7	1,070	250,819	16,798	(13)
Maryland	14	1,999	225,523	15,600	—
Other (22 States)	80	10,758	1,240,131	83,365	(237)

	268	36,487	5,296,191	360,808	(346)

Total post-acute/skilled nursing	313	41,803	$5,529,659	$398,811	$(593)

				2011
Facility Location	Number of Facilities	Capacity(1)	Gross Asset Value(2)	Rental Revenues(3)	Operating Expenses
Life science:		(Sq. Ft.)
California	94	6,129	$2,936,966	$273,577	$(51,148)
Utah	10	669	114,225	14,574	(1,648)

Total life science	104	6,798	3,051,191	288,151	(52,796)

Medical office:		(Sq. Ft.)
Texas	46	4,197	$641,810	$96,824	$(44,106)
California	14	788	189,471	26,933	(13,697)
Colorado	16	1,031	179,548	25,912	(10,649)
Washington	6	651	152,229	28,815	(10,271)
Kentucky	9	794	146,110	18,094	(4,918)
Florida	19	1,010	143,859	24,180	(10,276)
Utah	22	956	139,830	17,578	(4,846)
Tennessee	16	1,470	138,521	26,404	(10,648)
Other (18 States and Mexico)	40	2,214	393,627	55,963	(18,496)

Total medical office	188	13,111	2,125,005	320,703	(127,907)

Hospital:		(Beds)
Texas	4	959	$212,035	$29,297	$(4,134)
California	2	154	123,556	16,694	(3)
Georgia	2	274	79,749	11,587	(7)
North Carolina	1	355	72,500	7,639	3
Florida	1	199	62,450	7,792	—
Other (6 States)	7	438	82,844	10,119	(189)

Total hospital	17	2,379	$633,134	$83,128	$(4,330)

Total properties	936		$17,025,360	$1,623,449	$(220,172)

(1)
Senior housing facilities are apartment-like facilities and are therefore measured in units (e.g. studio, one or two bedroom apartments). Life science facilities and MOBs are measured in square feet. SNFs and hospitals are measured in licensed bed count.

(2)
Represents gross real estate and the carrying value of DFLs. Gross real estate represents the carrying amount of real estate after adding back accumulated depreciation and amortization.

(3)
Rental revenues represent the combined amount of rental and related revenues, tenant recoveries, resident fees and services and income from direct financing leases.

(4)
Represents leased properties that are classified as DFLs.

        On January 14, 2011, we acquired our partner's 65% interest in a joint venture that owns 25 senior housing assets, becoming the sole owner of the portfolio. At closing, the gross real estate value of these 25 facilities was $850 million. The senior housing facilities are located in Arizona, California, Florida, Illinois, Rhode Island and Texas.

        On April 7, 2011, the Company completed its acquisition of substantially all of the real estate assets of HCR ManorCare. Through this transaction, the Company acquired 334 HCR ManorCare post-acute, skilled nursing and assisted living facilities. The facilities are located in 30 states, with the highest concentrations in Ohio, Pennsylvania, Florida, Illinois and Michigan. A wholly-owned subsidiary of HCR ManorCare will continue to operate the assets pursuant to a long-term triple-net master lease agreement supported by a guaranty from HCR ManorCare.

        The following table summarizes key operating and leasing statistics for our owned portfolio as of and for the years ended December 31, (square feet in thousands):

	2011	2010	2009	2008	2007
Senior housing:
Average occupancy percentage(1)	86%	86%	87%	90%	91%
Average effective annual rental per unit(1)(2)	$12,776	$12,439	$12,009	$12,569	$12,698
Units(3)	36,139	25,613	24,764	24,758	24,628
Post-acute/skilled nursing:
Average occupancy percentage(1)	87%	85%	85%	87%	87%
Average effective annual rental per bed(1)(2)	$10,826	$6,768	$6,667	$6,399	$6,603
Beds(3)	41,803	5,331	5,331	5,331	5,025
Life science:
Average occupancy percentage	90%	89%	91%	87%	82%
Average effective annual rental per square foot(2)	$39	$39	$39	$33	$30
Square feet(3)	6,798	6,508	6,083	6,126	6,088
Medical office:
Average occupancy percentage	91%	91%	91%	90%	91%
Average effective annual rental per square foot(2)	$24	$23	$23	$23	$23
Square feet(3)	13,111	12,965	12,792	12,999	13,010
Hospital:
Average occupancy percentage(1)	52%	57%	56%	59%	59%
Average effective annual rental per bed(1)(2)	$33,935	$33,138	$30,220	$33,795	$32,023
Beds(3)	2,379	2,368	2,345	2,361	2,347

(1)
Represents occupancy and unit/bed amounts as reported by the respective tenants or operators. Certain operators in our hospital portfolio are not required under their respective leases to provide operational data.

(2)
Average effective annual rental per unit is presented as a ratio of revenues comprised of rental and related revenues, tenant recoveries and income from direct financing leases divided by the capacity of the facilities and annualized for mergers and acquisitions for the year in which they occurred. Effective annual rental amounts for leased properties (including DFLs) exclude termination fees and non-cash revenue adjustments (i.e., straight-line rents, amortization of above and below market lease intangibles, and DFL interest accretion). Effective annual rental amounts for operating properties are calculated based on NOI divided by the capacity of the facilities.

(3)
The capacity for senior housing facilities is measured in units (e.g., studio, one or two bedroom units). The capacity for life science facilities and MOBs is measured in square feet. The capacity for SNFs and hospitals is measured in licensed bed count.

Development Properties

        The following table sets forth the properties owned by us in our life science and medical office segments as of December 31, 2011 that are currently under development (dollars in thousands):

Name of Project	Location	Estimated/ Actual Completion Date(1)	Total Investment To Date(2)	Estimated Total Investment
Life science:
Modular Labs IV	So. San Francisco, CA	4Q 2010	$56,178	$57,069
Soledad (Westridge)(3)	San Diego, CA	3Q 2011	12,693	14,932
1030 Massachusetts Avenue	Cambridge, MA	2Q 2012	28,236	39,992
Durham Research Lab	Durham, NC	2Q 2012	10,073	12,573
2019 Stierlin Ct.	Mountain View, CA	1Q 2013	1,290	25,487
Medical office:
Knoxville	Knoxville, TN	4Q 2011	7,558	8,740
Westpark Plaza	Plano, TX	1Q 2012	12,102	17,159
Folsom Blvd	Sacramento, CA	4Q 2012	30,320	39,251
Innovation Drive	San Diego, CA	3Q 2012	24,791	33,689
Hospital:
Fresno(4)	Fresno, CA	4Q 2012	5,733	20,554

			$188,974	$269,446

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

(2)
Investment-to-date of $189 million includes the following: (i) $66 million in development costs and construction in progress, (ii) $78 million of buildings and (iii) $45 million of land. Development costs and construction in progress of $191 million presented on the Company's consolidated balance sheet at December 31, 2011, includes the following: (i) $66 million of costs for development projects in process; (ii) $88 million of costs for land held for development; and (iii) $37 million for tenant and other facility related improvement projects in process.

(3)
Represents approximately half of the Soledad project remaining in redevelopment. The balance of the project was placed in service during the quarter ended December 31, 2010.

(4)
Represents approximately 25% of the Fresno hospital placed in redevelopment in March 2011. The balance of the hospital remains in operations.

Tenant Lease Expirations

        The following table shows tenant lease expirations, including those related to direct financing leases ("DFLs"), for the next 10 years and thereafter at our leased properties, assuming that none of the tenants exercise any of their renewal options (dollars in thousands):

		Expiration Year
Segment	Total	2012(2)	2013	2014	2015	2016	2017	2018	2019	2020	2021	Thereafter
Senior housing(1):
Properties	293	—	2	5	1	17	12	49	12	33	37	125
Base rent(2)	$413,294	$—	$11,567	$4,970	$204	$24,746	$19,743	$95,422	$15,464	$50,889	$17,235	$173,054
% of segment base rent	100	—	3	1	—	6	5	23	4	12	4	42
Post-acute/skilled:
Properties	314	—	—	9	1	6	9	3	12	5	—	269
Base rent(2)	$452,449	$—	$—	$7,062	$439	$5,507	$8,480	$1,696	$9,924	$2,996	$—	$416,345
% of segment base rent	100	—	—	2	—	1	2	—	2	1	—	92
Life science:
Square feet	6,113	185	418	275	816	333	867	554	68	881	557	1,159
Base rent(2)	$221,538	$3,660	$10,595	$8,482	$25,811	$9,467	$27,996	$25,925	$2,844	$40,616	$30,747	$35,395
% of segment base rent	100	2	5	4	12	4	12	12	1	18	14	16
Medical office:
Square feet	12,001	1,871	1,762	1,623	1,325	1,134	697	967	676	843	358	745
Base rent(2)	$256,328	$41,461	$33,507	$36,448	$29,898	$23,027	$15,051	$19,328	$13,788	$19,365	$9,343	$15,112
% of segment base rent	100	16	13	14	12	9	6	7	5	8	4	6
Hospital:
Properties	17	—	1	3	—	—	2	—	4	—	1	6
Base rent(2)	$67,226	$—	$2,553	$16,018	$—	$—	$4,706	$—	$6,454	$—	$1,650	35,845
% of segment base rent	100	—	4	24	—	—	7	—	10	—	2	53
Total:
Base rent(2)	$1,410,835	$45,121	$58,222	$72,980	$56,352	$62,747	$75,976	$142,371	$48,474	$113,866	$58,975	$675,751
% of total base rent	100	3	4	5	4	4	5	10	3	8	4	50

(1)
Excludes 21 facilities with annualized NOI of $52.6 million operated under a RIDEA structure.

(2)
The most recent monthly base rent (including additional rent floors), income from direct financing leases and/or interest income annualized for 12 months. Base rent does not include tenant recoveries, additional rents in excess of floors and non-cash revenue adjustments (i.e., straight-line rents, amortization of above and below market lease intangibles, interest accretion and deferred revenues).

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

ITEM 3.    Legal Proceedings

        We are involved from time-to-time in legal proceedings that arise in the ordinary course of our business, including, but not limited to commercial disputes, environmental matters, and litigation in connection with transactions including acquisitions and divestitures. We believe that such existing legal proceedings will not have a material adverse impact on our financial position or our results of operations. We record a liability when a loss is considered probable and the amount can be reasonably estimated.

        See the Ventas, Inc. ("Ventas") litigation matter under the heading "Legal Proceedings" of Note 12 to the Consolidated Financial Statements for information regarding legal proceedings, which information is incorporated by reference in this Item 3.

ITEM 4.    (Removed and Reserved)

 PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is listed on the New York Stock Exchange. Set forth below for the fiscal quarters indicated are the reported high and low sales prices per share of our common stock on the New York Stock Exchange.

	2011		2010		2009
	High	Low	High	Low	High	Low
First Quarter	$38.29	$35.81	$34.37	$26.70	$27.77	$14.93
Second Quarter	40.75	35.00	34.50	28.53	24.50	17.07
Third Quarter	38.23	28.76	38.05	31.08	30.73	19.79
Fourth Quarter	41.98	32.66	37.65	31.87	33.45	26.94

        At February 1, 2012, we had approximately 11,863 stockholders of record and there were approximately 191,397 beneficial holders of our common stock.

        It has been our policy to declare quarterly dividends to the common stockholders so as to comply with applicable provisions of the Code governing REITs. The cash dividends per share paid on common stock are set forth below:

	2011	2010	2009
First Quarter	$0.48	$0.465	$0.46
Second Quarter	0.48	0.465	0.46
Third Quarter	0.48	0.465	0.46
Fourth Quarter	0.48	0.465	0.46

Total	$1.92	$1.86	$1.84

        On January 26, 2012, we announced that our Board of Directors declared a quarterly common stock cash dividend of $0.50 per share. The common stock dividend will be paid on February 22, 2012 to stockholders of record as of the close of business on February 6, 2012.

        On January 26, 2012, we announced that our Board of Directors declared a quarterly cash dividend of $0.45313 per share on our Series E cumulative redeemable preferred stock and $0.44375 per share on our Series F cumulative redeemable preferred stock. These dividends will be paid on March 30, 2012 to stockholders of record as of the close of business on March 15, 2011.

  Recent Sales of Unregistered Securities

        On December 15, 2011, we issued 4,468 shares of our common stock upon the redemption of 2,234 non-managing member units of our subsidiary, HCPI/Utah II, LLC ("Utah II"), to a non-managing member of Utah II. On December 22, 2011, we issued 1,068 shares of our common stock upon the redemption of 534 non-managing member units of Utah II to three transferees of non-managing members of Utah II. In each case, the shares of our common stock were issued in a private placement to an accredited investor pursuant to Section 4(2) of the Securities Act of 1933, as amended.

        The table below sets forth the information with respect to purchases of our common stock made by or on our behalf during the quarter ended December 31, 2011.

ISSUER PURCHASES OF EQUITY SECURITIES

Period Covered	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number (Or Approximate Dollar Value) Of Shares That May Yet Be Purchased Under The Plans Or Programs
October 1-31, 2011	—	$—	—	—
November 1-30, 2011	299	38.24	—	—
December 1-31, 2011	1,048	37.86	—	—

Total	1,347	37.95	—	—

(1)
Represents restricted shares withheld under our 2006 Performance Incentive Plan (the "2006 Incentive Plan"), to offset tax withholding obligations that occur upon vesting of restricted shares. Our 2006 Incentive Plan provides that the value of the shares withheld shall be the closing price of our common stock on the date the relevant transaction occurs.

  Stock Price Performance Graph

        The graph below compares the cumulative total return of HCP, the S&P 500 Index and the Equity REIT Index of the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"), from January 1, 2007 to December 31, 2011. Total return assumes quarterly reinvestment of dividends before consideration of income taxes.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

AMONG S&P 500, EQUITY REITS AND HCP, Inc.

RATE OF RETURN TREND COMPARISON

JANUARY 1, 2007–DECEMBER 31, 2011

(JANUARY 1, 2007 = 100)

Stock Price Performance Graph Total Return

Assumes $100 invested January 1, 2007 in HCP, S&P 500 Index and NAREIT Equity REIT Index.

ITEM 6.    Selected Financial Data

        Set forth below is our selected financial data as of and for each of the years in the five year period ended December 31, 2011.

	Year Ended December 31,(1)(2)
	2011(3)	2010	2009(3)	2008	2007
	(Dollars in thousands, except per share data)
Income statement data:
Total revenues	$1,725,386	$1,253,454	$1,146,7497	$1,137,090	$945,215
Income from continuing operations	550,332	320,719	102,645	227,989	131,036
Net income applicable to common shares	515,302	307,498	109,069	425,368	565,080
Income from continuing operations applicable to common shares:
Basic earnings per common share	1.28	0.93	0.24	0.77	0.40
Diluted earnings per common share	1.28	0.92	0.24	0.77	0.40
Net income applicable to common shares:
Basic earnings per common share	1.29	1.01	0.40	1.79	2.72
Diluted earnings per common share	1.29	1.00	0.40	1.79	2.70
Balance sheet data:
Total assets	17,408,475	13,331,923	12,209,735	11,849,826	12,521,772
Debt obligations(4)	7,722,619	4,646,345	5,656,143	5,937,456	7,510,907
Total equity	9,220,622	8,146,047	5,958,609	5,407,840	4,442,980
Other data:
Dividends paid	787,689	590,735	517,072	457,643	393,566
Dividends paid per common share	1.92	1.86	1.84	1.82	1.78

(1)
Reclassification, presentation and certain computational changes have been made for the results of properties sold or held-for-sale reclassified to discontinued operations.

(2)
The following are acquisitions that had a meaningful impact on our financial position and results of operations in the years in which they closed and thereafter:

•
On April 7, 2011, we completed our acquisition of substantially all of the real estate assets of HCR ManorCare, which includes the settlement of our HCR ManorCare debt investments discussed below.

•
On January 14, 2011, we acquired our partner's 65% interest in HCP Ventures II, a joint venture that owned 25 senior housing facilities, becoming the sole owner of the portfolio.

•
On August 3, 2009, we purchased a participation in the first mortgage debt of HCR ManorCare.

•
On December 21, 2007, we made an investment in HCR ManorCare mezzanine loans.

•
On August 1, 2007, we completed our acquisitions of Slough Estates USA, Inc.

•
On October 5, 2006, we completed our mergers with CNL Retirement Properties, Inc. and CNL Retirement Corp.

(3)
On November 9, 2011, we entered into an agreement with Ventas to settle all remaining claims relating to Ventas's litigation against HCP arising out of Ventas's 2007 acquisition of Sunrise Senior Living REIT. We paid $125 million to Ventas, which was recorded as litigation settlement expense for the year ended December 31, 2011. On September 4, 2009, a jury returned a verdict in favor of Ventas in an action brought against us. The jury awarded Ventas approximately $102 million in compensatory damages, which we recorded as a litigation provision expense during the year ended December 31, 2009.

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

  (e)
  The potential impact of future litigation matters, including the possibility of larger than expected litigation costs, adverse results and related developments;

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

  (i)
  The financial, legal, regulatory and reputational difficulties of significant operators of our properties;

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

  (m)
  The risks associated with the Company's investments in joint ventures and unconsolidated entities, including its lack of sole decision-making authority and its reliance on its joint venture partners' financial condition and continued cooperation;

  (n)
  The ability of our operators, tenants and borrowers to conduct their respective businesses in a manner sufficient to maintain or increase their revenues and to generate sufficient income to make rent and loan payments to us and our ability to recover investments made, if applicable, in their operations; and

  (o)
  The financial weakness of some operators and tenants, including potential bankruptcies and downturns in their businesses, which results in uncertainties regarding our ability to continue to realize the full benefit of such operators' and/or tenants' leases.

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

  •
  Liquidity and Capital Resources

  •
  Non-GAAP Financial Measure—Funds from Operations

  •
  Off-Balance Sheet Arrangements

  •
  Contractual Obligations

  •
  Inflation

  •
  Recent Accounting Pronouncements

Executive Summary

        We are a self-administered REIT that, together with our unconsolidated joint ventures, invests primarily in real estate serving the healthcare industry in the U.S. We acquire, develop, lease, manage and dispose of healthcare real estate and provide financing to healthcare providers. At December 31, 2011, our portfolio of investments, including properties owned by our Investment Management Platform, consisted of interests in 1,010 facilities.

        Our business strategy is based on three principles: (i) opportunistic investing, (ii) portfolio diversification, and (iii) conservative financing. We actively redeploy capital from investments with lower return potential into assets with higher return potential. We make investments where the expected risk-adjusted return exceeds our cost of capital and strive to capitalize on our operator, tenant and other business relationships to grow our business.

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

        We primarily generate revenue by leasing healthcare properties under long-term leases with fixed or inflation indexed escalators. Most of our rents and other earned income from leases are received under triple-net leases or leases that provide for substantial recovery of operating expenses; however, some of our medical office and life science leases are structured as gross or modified gross leases. Accordingly, for such MOBs and life science facilities we incur certain property operating expenses, such as real estate taxes, repairs and maintenance, property management fees, utilities and insurance. Our growth for these assets depends, in part, on our ability to (i) increase rental income and other earned income from leases by increasing rental rates and occupancy levels; (ii) maximize tenant recoveries given underlying lease structures; and (iii) control operating and other expenses. Our operations are impacted by property specific, market specific, general economic and other conditions. At December 31, 2011, the contractual maturities in our portfolio of leased assets were 12% through 2014 (measured in dollars of expiring rents).

        Access to capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as to fund future acquisitions and development through the issuance of additional securities or secured debt. Access to external capital on favorable terms is critical to the success of our strategy.

2011 Transaction Overview

  HCP Ventures II Purchase

        On January 14, 2011, we acquired our partner's 65% interest in a joint venture that owns 25 senior housing facilities, becoming the sole owner of the portfolio. In connection with the closing of this acquisition, we paid approximately $136 million for the interest and assumed our partner's share of $650 million of Fannie Mae secured debt with a weighted average fixed-rate of 5.66% and weighted average maturity of 5.3 years. At closing, we valued the joint venture's assets at approximately $850 million. The consolidation of HCP Ventures II on January 14, 2011 resulted in a gain of $8 million, which represents the fair value of our 35% interest in excess of our carrying value on the acquisition date.

  Genesis Debt Investment Early Payoff

        On April 1, 2011, we received $330.4 million from the early repayment of our debt investments in Genesis HealthCare ("Genesis"). In conjunction with this early repayment, we recognized additional interest income of $34.8 million, which represents the unamortized discount and termination fee. These debt investments were acquired in September and October 2010 for $290 million.

  HCR ManorCare Acquisition

        On April 7, 2011, we completed our acquisition of substantially all of the real estate assets of privately-owned HCR ManorCare, Inc., for a purchase price of $6.1 billion, for which we replaced the stock consideration to the seller valued at $33.14 per share with cash. We acquired 334 post-acute, skilled nursing and assisted living facilities located in 30 states, with the highest concentrations in Ohio, Pennsylvania, Florida, Illinois and Michigan. A wholly-owned subsidiary of HCR ManorCare operates the facilities pursuant to a long-term, triple-net master lease agreement supported by a guaranty from HCR ManorCare. Additionally, we exercised our option to purchase an interest in the operations of HCR ManorCare for $95 million that represented a 9.9% equity interest at closing.

  Strategic Venture With Brookdale Senior Living

        On September 1, 2011, we completed a strategic venture with Brookdale Senior Living, Inc. ("Brookdale") that includes 37 HCP-owned senior living communities previously leased to or operated by Horizon Bay Retirement Living ("Horizon Bay"). As part of this transaction, Brookdale acquired Horizon Bay and: (i) assumed an existing triple-net lease for nine of our communities; (ii) entered into a new triple-net lease related to four of our communities; (iii) assumed Horizon Bay's management of three of our communities, one of which was recently developed by HCP; and (iv) entered into management contracts and a joint venture agreement for a 10% interest in the real estate and operations for 21 of our communities in a structure permitted by RIDEA; these 21 communities were acquired in January 2011 as part of our purchase of HCP Ventures II discussed above.

  Other Investment Transactions

        During the year ended December 31, 2011, we made investments of $300 million as follows: (i) acquired four life science facilities for approximately $67 million, including assumed debt of $48 million; (ii) acquired a medical office building for approximately $31 million; (iii) acquired the 20-acre parcel of land situated at the gateway of South San Francisco for $65 million; (iv) acquired a life science development project for $10 million, and (v) funded construction and other capital projects of $127 million, primarily in our life science and medical office segments. During the year ended December 31, 2011, we executed commitments to fund $101 million of senior housing development.

        During the year ended December 31, 2011, we sold three senior housing facilities for $19 million, recognizing gain on sales of real estate of $3.1 million.

  Financings

        During the year ended December 31, 2011, in connection with prefunding the HCR ManorCare Acquisition, we completed $3.7 billion in debt and common stock offerings as follows:

  •
  On January 24, 2011, we issued $2.4 billion of senior unsecured notes as follows: (i) $400 million of 2.70% notes due 2014; (ii) $500 million of 3.75% notes due 2016; (iii) $1.2 billion of 5.375% notes due 2021; and (iv) $300 million of 6.75% notes due 2041. The notes have a weighted average maturity of 10.3 years and a weighted average yield of 4.83%; net proceeds from the offering were $2.37 billion.

  •
  In March 2011, we completed a $1.273 billion public offering of 34.5 million shares of common stock; net proceeds from the offering were $1.235 billion.

        On March 11, 2011, we entered into a new $1.5 billion unsecured revolving credit facility that replaced the existing facility, which was scheduled to mature in August 2011. Our new facility has a four-year term with a one-year committed extension option. Based on HCP's current credit ratings, the facility bears interest at LIBOR plus 150 basis points and has a facility fee of 30 basis points. We have the right to increase the commitments under the new facility by an aggregate amount of up to $500 million, subject to customary conditions.

  Litigation

        On November 9, 2011, we entered into an agreement with Ventas, Inc. to settle all remaining claims relating to Ventas's litigation against HCP arising out of Ventas's 2007 acquisition of Sunrise Senior Living REIT. We paid $125 million to Ventas and incurred a charge during the quarter ended

December 31, 2011 for the amount paid. This payment is in addition to the $102.8 million paid to Ventas in August 2011 resulting from the 2009 jury verdict, which was previously accrued in 2009.

Dividends

        Quarterly dividends paid during 2011 aggregated $1.92 per share, which represents a 3.2% increase from 2010. On January 26, 2012, we announced that our Board of Directors declared a quarterly common stock cash dividend of $0.50 per share. The common stock dividend will be paid on February 22, 2012 to stockholders of record as of the close of business on February 6, 2012. Based on the first quarter's dividend, the annualized rate of distribution for 2012 is $2.00, compared with $1.92, which represents a 4.2% increase.

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

        We make judgments with respect to our level of influence or control of an entity and whether we are (or are not) the primary beneficiary of a VIE. Consideration of various factors includes, but is not limited to, our ability to direct the activities that most significantly impact the entity's economic performance, our form of ownership interest, our representation on the entity's governing body, the size and seniority of our investment, our ability and the rights of other investors to participate in policy making decisions, replace the manager and/or liquidate the entity, if applicable. Our ability to correctly assess our influence or control over an entity when determining the primary beneficiary of a VIE affects the presentation of these entities in our consolidated financial statements. If we perform a primary beneficiary analysis at a date other than at inception of the variable interest entity, our assumptions may be different and may result in the identification of a different primary beneficiary.

        If we determine that we are the primary beneficiary of a VIE, our consolidated financial statements would include the operating results of the VIE (either tenant or borrower) rather than the results of the variable interest in the VIE. We would depend on the VIE to provide us timely financial information and rely on the internal control of the VIE to provide accurate financial information. If the VIE has deficiencies in its internal control over financial reporting, or does not provide us with timely financial information, this may adversely impact the quality and/or timing of our financial reporting and our internal control over financial reporting.

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

        Loans receivable are classified as held-for-investment based on management's intent and ability to hold the loans for the foreseeable future or to maturity. We recognize interest income on loans, including the amortization of discounts and premiums, using the interest method applied on a loan-by-loan basis when collectibility of the future payments is reasonably assured. Premiums, discounts and related costs are recognized as yield adjustments over the life of the related loans.

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

        A variety of costs are incurred in the development and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes and other costs incurred during the period of development. We consider a construction project as substantially completed and held available for occupancy and cease capitalization of costs upon the completion of the related tenant improvements.

  Impairment of Long-Lived Assets and Goodwill

        We assess the carrying value of our real estate assets and related intangibles ("real estate assets"), whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of real estate assets is measured by comparison of the carrying amount of the asset or asset group to the respective estimated future undiscounted cash flows. In order to review our real estate assets for recoverability, we consider market conditions, as well as our intent with respect to holding or disposing of the asset. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third party appraisals, where considered necessary. If our analysis indicates that the carrying value of the real estate asset is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the carrying value exceeds the fair value of the real estate asset.

        Goodwill is tested for impairment at least annually. If it is determined, based on certain qualitative factors, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we apply the two-step approach. Certain qualitative factors assessed by us include current macroeconomic conditions, state of the equity and capital markets and the overall financial and operating performance of HCP. If we qualitatively determine that it is more likely than not the fair value of a reporting unit is less than its carrying amount the two-step approach is necessary.

        If the fair value of a reporting unit containing goodwill is less than its carrying value, then the second step of the test is needed to measure the amount of potential goodwill impairment. The second step requires the fair value of a reporting unit to be allocated to all the assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination at the date of the impairment test. The excess of the fair value of the reporting unit over the fair value of assets and liabilities is the implied value of goodwill and is used to determine the amount of impairment. We estimate the current fair value of the assets and liabilities in the reporting unit through various valuation techniques, including applying capitalization rates to segment net operating income, quoted market values and third-party appraisals, as necessary. The fair value of the reporting unit may also include an allocation of an enterprise value premium that we estimate a third party would be willing to pay for the company.

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

        The initial carrying value of investments in unconsolidated joint ventures is based on the amount paid to purchase the joint venture interest or the carrying value of the assets prior to the sale of interests in the joint venture. We evaluate our equity method investments for impairment based upon a comparison of the fair value of the equity method investment to our carrying value. If we determine a decline in the fair value of our investment in an unconsolidated joint venture is below its carrying value is other-than-temporary, an impairment is recorded. The determination of the fair value and as to whether a deficiency in fair value is "other-than-temporary" of investments in unconsolidated joint ventures involves significant judgment. Our estimates consider all available evidence including, as appropriate, the present value of the expected future cash flows discounted at market rates, general economic conditions and trends, severity and duration of the fair value deficiency, and other relevant factors. Capitalization rates, discount rates and credit spreads utilized in our valuation models are based upon rates that we believe to be within a reasonable range of current market rates for the respective investments. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our financial results.

  Income Taxes

        As part of the process of preparing our consolidated financial statements, significant management judgment is required to evaluate our compliance with REIT requirements. Our determinations are based on interpretation of tax laws, and our conclusions may have an impact on the income tax expense recognized. Adjustments to income tax expense may be required as a result of: (i) audits conducted by federal, state and local tax authorities, (ii) our ability to qualify as a REIT, (iii) the potential for built-in-gain recognized related to prior-tax-free acquisitions of C corporations, and (iv) changes in tax laws. Adjustments required in any given period are included in income, other than adjustments to income tax liabilities acquired in business combinations, which are adjusted through goodwill.

Results of Operations

        We evaluate our business and allocate resources among our five business segments: (i) senior housing, (ii) post-acute/skilled nursing, (iii) life science, (iv) medical office and (v) hospital. Under the senior housing, life science, post-acute/skilled nursing and hospital segments, we invest or co-invest primarily in single operator or tenant properties, through the acquisition and development of real estate, management of operations and by debt issued by operators in these sectors. Under the medical office segment, we invest or co-invest through the acquisition and development of MOBs that are leased under gross, modified gross or triple-net leases, generally to multiple tenants, and which generally require a greater level of property management. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2 to the Consolidated Financial Statements).

        On April 7, 2011, we completed our acquisition of substantially all of HCR ManorCare's real estate assets; additionally, we purchased a noncontrolling equity interest in the operations of HCR ManorCare. On January 14, 2011, we acquired our partner's 65% interest in HCP Ventures II that resulted in the consolidation of HCP Ventures II. On September 1, 2011, we entered into management contracts with Brookdale with respect to 21 senior living communities (these 21 communities were acquired in January 2011 as part of our purchase of HCP Ventures II discussed above) that are now in a RIDEA structure. Under the provisions of RIDEA, a REIT may lease "qualified health care properties" on an arm's length basis to a TRS if the property is operated on behalf of such subsidiary by a person who qualifies as an "eligible independent contractor." For our 21 senior housing communities that are now managed by Brookdale that are in a RIDEA structure, the respective resident level revenues and related operating expenses are reported in our consolidated financial statements. See additional information regarding the HCR ManorCare Acquisition, HCP Ventures II purchase and the Brookdale RIDEA transaction in Notes 3, 8 and 12, respectively, to the Consolidated Financial Statements. The results of operations from our HCR ManorCare, HCP Ventures II and Brookdale transactions are reflected in our financial statements from those respective dates.

Comparison of the Year Ended December 31, 2011 to the Year Ended December 31, 2010

  Rental and related revenues.

	Year Ended December 31,		Change
Segments	2011	2010	$	%
	(dollars in thousands)
Senior housing	$378,141	$299,232	$78,909	26%
Post-acute/skilled nursing	38,003	37,242	761	2
Life science	245,942	237,160	8,782	4
Medical office	272,949	262,854	10,095	4
Hospital	80,832	81,091	(259)	NM (1)

Total	$1,015,867	$917,579	$98,288	11%

(1)
Percentage change not meaningful.

  •
  Senior housing.  The increase in senior housing rental and related revenues for the year ended December 31, 2011 was primarily related to: (i) a $41.0 million increase as a result of the consolidation of HCP Ventures II on January 14, 2011 (see Note 8 to the Consolidated Financial Statements for additional information), (ii) a $25.8 million increase as a result of increased rental revenues related to the November 1, 2010 transition of 27 communities to Emeritus Corporation that were previously operated by Sunrise and (iii) the additive effects of our senior housing acquisitions during 2010 and other increases from rent escalations and resets.

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

        Resident fees and services.    Resident fees and services for the year ended December 31, 2011 primarily includes revenues from our 21 senior housing communities (consolidated as part of our HCP Ventures II purchase) that are in a RIDEA structure beginning on September 1, 2011 (see Note 12 to the Consolidated Financial Statements for additional information). Resident fees and services for the year ended December 31, 2010 includes $32.6 million of revenues for 27 properties due to the consolidation of four variable interest entities from August 31, 2010 to November 1, 2010 (see Notes 12 and 18 to the Consolidated Financial Statements for additional information regarding these VIEs).

        Income from direct financing leases.    Income from DFLs increased for the year ended December 31, 2011 primarily as a result of our HCR ManorCare Acquisition (see Note 3 to the Consolidated Financial Statements for additional information).

        Interest income.    For the year ended December 31, 2011, interest income decreased $60.3 million to $99.9 million as a result of decreases in income due to the settlement of our HCR ManorCare debt investments in 2011, interest earned from marketable debt securities that were sold in 2010 and interest earned in 2010 from our Cirrus loan that was placed on non-accrual status in 2011; these decreases were partially offset by $34.8 million of prepayment premiums and unamortized discounts recognized in April 2011 upon the early repayment of our loans to Genesis. For a more detailed description of our loan investments and marketable debt securities, see Notes 7 and 10, respectively, to the Consolidated Financial Statements.

        Investment management fee income.    Investment management fee income decreased $2.6 million to $2.1 million for the year ended December 31, 2011 primarily as a result of acquiring our partner's 65% interest in HCP Ventures II on January 14, 2011, which resulted in the termination of the partnerships' related management contracts.

        Depreciation and amortization expense.    Depreciation and amortization expenses increased $45.6 million to $356.8 million for the year ended December 31, 2011. The increase in depreciation and amortization expense was primarily related to: (i) a $36.6 million increase as a result of the consolidation of HCP Ventures II on January 14, 2011 and (ii) a $11.8 million increase from the additive effect of our other property acquisitions during 2010 and 2011.

        Interest expense.    For the year ended December 31, 2011, interest expense increased $130.7 million to $419.3 million. The increase in interest expense was primarily due to a $110.5 million increase from our $2.4 billion senior unsecured notes offering in January 2011 as a result of prefunding activities from our HCR ManorCare Acquisition, the $11.3 million write-off of unamortized loan fees related to an expired bridge loan commitment and the consolidation of HCP Ventures II on January 14, 2011 that included the consolidation of $635 million of mortgage debt, which increases were partially offset by the impact of repayments of mortgage debt related to contractual maturities and senior unsecured notes during 2010 and 2011 and lower interest rates during 2011 when compared to 2010.

        Our exposure to expense fluctuations related to our variable rate indebtedness is partially mitigated by our variable rate investments. For a more detailed discussion of our interest rate risk, see "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A.

        The table below sets forth information with respect to our debt, excluding premiums and discounts (dollars in thousands):

	As of December 31,(1)
	2011	2010
Balance:
Fixed rate	$7,166,349	$4,260,027
Variable rate	502,919	306,290

Total	$7,669,268	$4,566,317

Percent of total debt:
Fixed rate	93%	93%
Variable rate	7	7

Total	100%	100%

Weighted average interest rate at end of period:
Fixed rate	5.83%	6.35%
Variable rate	2.19%	4.03%
Total weighted average rate	5.59%	6.19%

(1)
Excludes $88 million of other debt that represents non-interest bearing life care bonds and occupancy fee deposits at certain of our senior housing facilities, which have no scheduled maturities.

  Operating expenses.

	Year Ended December 31,		Change
Segments	2011	2010	$	%
	(dollars in thousands)
Senior housing	$34,546	$28,797	$5,749	20%
Post-acute/skilled nursing	593	200	393	NM (1)
Life science	52,796	48,492	4,304	9
Medical office	127,907	127,883	24	NM (1)
Hospital	4,330	4,830	(500)	(10)

Total	$220,172	$210,202	$9,970	5%

(1)
Percentage change not meaningful.

        Operating expenses are generally related to MOB and life science properties where we incur the expenses and recover all or a portion of those expenses from the tenants and properties managed on our behalf (e.g., RIDEA properties). The presentation of expenses as operating or general and administrative is based on the underlying nature of the expense. Periodically, we review the classification of expenses between categories and make revisions based on changes in the underlying nature of the expenses.

  •
  Senior housing.  The increase in senior housing operating expenses was primarily the result of the operating expenses from 21 senior housing communities managed by Brookdale that are in a

    RIDEA structure beginning September 1, 2011, which were partially offset by including facility-level operating expenses in 2010 for 27 properties due to the consolidation of four variable interest entities from August 31, 2010 to November 1, 2010.

  •
  Life science.  The increase in life science operating expenses was primarily the result of the additive effect of our life science facility acquisitions during 2010 and 2011.

        General and administrative expenses.    General and administrative expenses increased $13.1 million to $96.2 million for the year ended December 31, 2011. The increase in general and administrative expenses was a result of increases in acquisition costs, primarily attributable to our HCR ManorCare Acquisition and compensation related expenses. These increases were partially offset by a decrease in legal fees associated with litigation matters (see the information set forth under the heading "Legal Proceedings" of Note 12 to the Consolidated Financial Statements).

        Litigation settlement and provision.    On November 9, 2011, we entered into an agreement with Ventas, Inc. to settle all remaining claims relating to Ventas's litigation against us arising out of Ventas's 2007 acquisition of Sunrise Senior Living REIT. As part of the settlement, we agreed to pay $125 million to Ventas, which resulted in a charge for the same amount (see the information set forth under the heading "Legal Proceedings" of Note 12 to the Consolidated Financial Statements). No similar charges were recognized during the year ended December 31, 2010.

        Impairments (recoveries).    During the year ended December 31, 2011, we recognized an impairment of $15.4 million related to our Cirrus senior secured term loan as a result of concluding that the carrying value of this loan was in excess of the fair value of the related collateral supporting this loan (see Note 7 to the Consolidated Financial Statements).

        During the year ended December 31, 2010, we recognized aggregate income of $11.9 million, which represents impairment recoveries of portions of impairment charges in 2009 of investments related to Erickson Retirement Communities and its affiliate entities ("Erickson"). Erickson was the tenant at three of our senior housing CCRC DFLs and the borrower of a senior construction loan in which we had a participation interest (see Note 6 to the Consolidated Financial Statements).

        Other income, net.    For the year ended December 31, 2011, other income, net decreased $3.5 million to $12.3 million. The year ended December 31, 2011, included the net impact of the following: (i) a gain of $7.8 million resulting from our January 2011 acquisition of our partner's 65% interest in and consolidation of HCP Ventures II, (ii) income of $5.7 million in connection with a litigation settlement in June 2011 for proceeds owed to the Company from a sale of assets, and (iii) a charge of $5.4 million for an other-than-temporary impairment of marketable equity securities. The year ended December 31, 2010 included gains on marketable securities of $14.5 million.

        Equity income from unconsolidated joint ventures.    During the year ended December 31, 2011, equity income from unconsolidated joint ventures increased $42.0 million to $46.8 million. This increase was primarily a result of equity income from our nearly 10% partnership interest in HCR ManorCare, Inc. (see Notes 3 and 8 to the Consolidated Financial Statements for additional information), partially offset by the impact of our consolidation of HCP Ventures II on January 14, 2011, which was previously accounted for as an equity method investment.

        Impairments of investments in unconsolidated joint ventures.    During the year ended December 31, 2010, we recognized impairments of $71.7 million related to our 35% interest in HCP Ventures II, an unconsolidated joint venture that owns 25 senior housing properties previously leased by Horizon Bay (see Note 8 to the Consolidated Financial Statements). No similar impairments were recognized during the year ended December 31, 2011.

        Discontinued operations.    Income from discontinued operations for the year ended December 31, 2011 was $4.2 million, compared to $23.7 million for the comparable period in 2010. The decrease is primarily due to a decrease in gains on real estate dispositions of $16.8 million and a decline in operating income from discontinued operations of $2.7 million. During the year ended December 31, 2011, we sold three properties for $19 million, compared to 14 properties for $56 million for the year ended December 31, 2010.

Comparison of the Year Ended December 31, 2010 to the Year Ended December 31, 2009

  Rental and related revenues.

	Year Ended December 31,		Change
Segments	2010	2009	$	%
	(dollars in thousands)
Senior housing	$299,232	$286,010	$13,222	5%
Post-acute/skilled nursing	37,242	36,585	657	2
Life science	237,160	214,134	23,026	11
Medical office	262,854	260,238	2,616	1
Hospital	81,091	79,372	1,719	2

Total	$917,579	$876,339	$41,240	5%

  •
  Senior housing.  The increase in senior housing rental and related revenues for the year ended December 31, 2010 was primarily related to: (i) a $7.6 million increase as a result of improved rental revenues related to the transition of properties to new operators of 15 communities previously operated by Sunrise effective October 1, 2009; (ii) the additive effect of our acquisitions in 2010 and (iii) increases from rent escalations and resets. The increase in senior housing rental and related revenues above was partially offset by income of $6.4 million in 2009 resulting from a correction to the purchase price allocation of certain assets acquired in 2006.

  •
  Life science.  The increase in life science rental and related revenues was primarily the result of assets that were placed in service in 2010, which were previously under development.

        Resident fees and services.    Resident fees and services for the year ended December 31, 2010 includes $32.6 million of revenues for 27 properties due to the consolidation of four VIEs from August 31, 2010 to November 1, 2010. No VIEs were consolidated or RIDEA structures were in place during 2009; therefore, no resident fees and services were recognized during the year ended December 31, 2009.

        Income from direct financing leases.    Income from DFLs decreased $2.1 million to $49.4 million for the year ended December 31, 2010. The decrease was primarily due to three DFLs that were deemed to be substantially impaired during 2009 (see Note 6 to the Consolidated Financial Statements).

        Interest income.    For the year ended December 31, 2010, interest income increased $36.0 million to $160.2 million. The increase was primarily related to: (i) $30.4 million of additional interest earned from the purchase of a participation in the first mortgage debt of HCR ManorCare in August 2009, (ii) $11 million of prepayment penalty upon the early repayment of a mortgage loan that was secured by a hospital, and (iii) $8.0 million of additional income earned from the debt investments of Genesis purchased during 2010. These increases in interest income were partially offset by a $12.7 million decrease of interest earned from marketable debt securities that were sold in 2009 and 2010. For a more detailed description of our mezzanine loan and participation in the first mortgage debt of HCR ManorCare and Genesis, see Note 7 to the Consolidated Financial Statements.

        Depreciation and amortization expense.    Depreciation and amortization expenses decreased $4.7 million to $311.2 million for the year ended December 31, 2010. The decrease in depreciation and amortization expense is primarily the result of lower depreciation from assets that were fully depreciated in 2009 and 2010, partially offset by additional amortization expense from leasing costs and tenant and capital improvements expenditures that were incurred in 2009 and 2010, and increases due to our 2010 real estate acquisitions.

        Interest expense.    For the year ended December 31, 2010, interest expense decreased $10.2 million to $288.7 million. The decrease was primarily due to the decrease of: (i) $5.8 million from the net impact of the repayment of mortgage debt related to contractual maturities, partially offset by secured debt financing obtained in connection with our purchase of a participation in the first mortgage debt of HCR ManorCare, (ii) $4.6 million resulting from the repayment of our bridge loan in May 2009 and term loan in March 2010, (iii) $2.9 million resulting from the repayment of $206 million of senior unsecured notes in 2010 and (iv) $1.7 million resulting from the benefit of an interest-rate swap (pay float and receive fixed) that was placed on $250 million of our unsecured senior notes in June 2009. The decreases in interest expense were partially offset by a decrease of $4.3 million of capitalized interest related to assets under development in our life science segment that were placed in service during 2010.

        Our exposure to expense fluctuations related to our variable rate indebtedness is mitigated by our variable rate investments. For a more detailed discussion of our interest rate risk, see "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A.

        The table below sets forth information with respect to our debt, excluding premiums and discounts (dollars in thousands):

	As of December 31,(1)
	2010	2009
Balance:
Fixed rate	$4,260,027	$4,595,199
Variable rate	306,290	972,427

Total	$4,566,317	$5,567,626

Percent of total debt:
Fixed rate	93%	83%
Variable rate	7	17

Total	100%	100%

Weighted average interest rate at end of period:
Fixed rate	6.35%	6.32%
Variable rate	4.03%	2.47%
Total weighted average rate	6.19%	5.65%

(1)
Excludes $88 million of other debt that represents non-interest bearing life care bonds and occupancy fee deposits at certain of our senior housing facilities, which have no scheduled maturities.

  Operating expenses.

	Year Ended December 31,		Change
Segments	2010	2009	$	%
	(dollars in thousands)
Senior housing	$28,797	$1,525	$27,272	NM (1)
Post-acute/skilled nursing	200	135	65	48
Life science	48,492	47,285	1,207	3%
Medical office	127,883	130,477	(2,594)	(2)
Hospital	4,830	3,874	956	25

Total	$210,202	$183,296	$26,906	15%

(1)
Percentage change not meaningful.

        Operating expenses are generally related to MOB and life science properties where we incur the expenses and recover all or a portion of those expenses from the tenants and properties managed on our behalf (e.g., RIDEA properties). The presentation of expenses as operating or general and administrative is based on the underlying nature of the expense. Periodically, we review the classification of expenses between categories and make revisions based on changes in the underlying nature of the expenses. The increase in operating expenses during the year ended December 31, 2010 was primarily the result of including facility-level expenses for 27 properties as a result of the consolidation of four VIEs from August 31, 2010 to November 1, 2010.

        General and administrative expenses.    General and administrative expenses increased $5.0 million to $83.0 million for the year ended December 31, 2010. The increase in general and administrative expenses was primarily due to increased costs related to acquisitions pursued in 2010, partially offset by a decrease in legal fees associated with litigation matters and lower professional fees (see the information set forth under the heading "Legal Proceedings" of Note 12 to the Consolidated Financial Statements).

        Litigation settlement and provision.    On September 4, 2009, a jury returned a verdict in favor of Ventas, Inc., in an action brought against us in the United States District Court for the Western District of Kentucky for tortious interference with prospective business advantage in connection with Ventas's 2007 acquisition of Sunrise REIT. The jury awarded Ventas approximately $102 million in compensatory damages, which we recorded as a litigation provision expense during 2009 (see the information set forth under the heading "Legal Proceedings" of Note 12 to the Consolidated Financial Statements). No similar charges were recognized during the year ended December 31, 2010.

        Impairments (recoveries).    The year ended December 31, 2010 includes income of $11.9 million related to impairment recoveries of portions of previous impairment charges of investments related to Erickson. Erickson was the tenant at three of our senior housing CCRC DFLs and the borrower of a senior construction loan in which we had a participation interest.

        The year ended December 31, 2009 includes impairments of $75.5 million as a result of (i) an aggregate $63.1 million provision related to DFL and loan losses (impairment charges) related to the bankruptcy of Erickson who was the tenant at three of our senior housing CCRC DFLs and the borrower of a senior construction loan in which we had a participation interest (see Note 6 to the Consolidated Financial Statements), (ii) $5.9 million of intangible assets on 12 of 15 senior housing communities that were written off due to the termination of the Sunrise management agreements on 15 senior housing communities effective October 1, 2009, (iii) $4.3 million related to a senior secured term loan as a result of an expected restructuring of terms to the loan following the default of the borrower in our hospital segment (see Note 7 to the Consolidated Financial Statements), and (iv) $2.2 million related to intangible assets associated with the early termination of a lease in our life science segment.

        Other income, net.    For the year ended December 31, 2010, other income, net increased $8.1 million to $15.8 million. The increase was primarily a result of: (i) increases in gains on sales of marketable securities of $5.5 million and (ii) a $1.4 million of other-than-temporary impairments of goodwill recognized in 2009. For a more detailed description of our marketable securities investments (see Note 10 to the Consolidated Financial Statements).

        Income taxes.    Income taxes decreased $1.5 million to $0.4 million for the year ended December 31, 2010. The decrease in income taxes is primarily due to the tax benefit resulting from the election of one of our former TRS to become a REIT in 2010.

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

        Impairments of investments in unconsolidated joint ventures.    During the year ended December 31, 2010, we recognized impairments of $71.7 million related to our 35% interest in HCP Ventures II, an unconsolidated joint venture that owns 25 senior housing properties previously leased by Horizon Bay. No impairments of investments in unconsolidated joint ventures were recognized during the year ended December 31, 2009.

        Discontinued operations.    Income from discontinued operations for the year ended December 31, 2010 was $23.7 million, compared to $43.5 million for the comparable period in 2009. The decrease is primarily due to a decrease in gains on real estate dispositions of $17.4 million and a decline in operating income from discontinued operations of $2.6 million. During the year ended December 31, 2010, we sold 14 properties for $56 million, compared to 14 properties for $72 million for the year ended December 31, 2009.

Liquidity and Capital Resources

        Our principal liquidity needs are to: (i) fund recurring operating expenses, (ii) meet debt service requirements, including $250 million of senior unsecured notes and $67 million of mortgage debt principal payments and maturities in 2012, (iii) fund capital expenditures, including tenant improvements and leasing costs, (iv) fund acquisition and development activities, and (v) make dividend distributions. We believe these needs will be satisfied using cash flows generated by operations and from our various financing activities during the next twelve months. During the year ended December 31, 2011, distributions to shareholders and noncontrolling interest holders exceeded cash flows from operations by approximately $79 million. During 2011, we utilized the funds available under our revolving line of credit facility, which borrowings, among other things, were the sources of cash used to fund the excess of distributions to shareholders and noncontrolling interest holders above cash flows from operations.

        Access to capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as our ability to fund future acquisitions and development through the issuance of additional securities or secured debt. Credit ratings impact our ability to access capital and directly impact our cost of capital as well. For example, as noted below, our revolving line of credit facility accrues interest at a rate per annum equal to LIBOR plus a margin that depends upon our debt ratings. We also pay a facility fee on the entire revolving commitment that depends upon our debt ratings. As of January 31, 2011, we had a credit rating of Baa2 (stable) from Moody's, BBB (positive) from S&P and BBB+ (stable) from Fitch on our senior unsecured debt securities, and Baa3 (stable) from Moody's, BB+ (positive) from S&P and BBB- (stable) from Fitch on our preferred equity securities.

        Net cash provided by operating activities was $724 million and $580 million for the years ended December 31, 2011 and 2010, respectively. The increase in operating cash flows is primarily the result of the following: (i) the additive impact of our acquisitions in 2010 and 2011, (ii) assets placed in service in 2010 and 2011 and (iii) rent escalations and resets in 2010 and 2011. These increases were partially offset by $227 million in payments relating to the Ventas litigation. Our cash flows from operations are dependent upon the occupancy level of multi-tenant buildings, rental rates on leases, our tenants' performance on their lease obligations, the level of operating expenses and other factors.

        Net cash used by investing activities was $4.6 billion and $431 million for the years ended December 31, 2011 and 2010, respectively. The cash used in investing activities for the year ended December 31, 2011 principally reflects the net effects of: (i) $4.0 billion used for our HCR ManorCare Acquisition; (ii) $370 million used for investments in loans receivable, (iii) $198 million used for acquisition and development of other real estate, (iv) $136 million used in the acquisition of our partner's 65% interest in HCP Ventures II, (v) $95 million used to purchase a noncontrolling equity interest in the operations of HCR ManorCare PropCo and (vi) $53 million used for leasing costs and tenant and capital improvements, which were partially offset by $304 million received from the repayments from our investments in loans receivable.

        Net cash provided by financing activities was $2.9 billion and $775 million for the years ended December 31, 2011 and 2010, respectively. The cash provided by financing activities for the year ended December 31, 2011 consisted primarily of: (i) the issuance of senior unsecured notes of $2.4 billion, (ii) net proceeds of $1.3 billion from the issuances of common stock and exercise of stock options and (iii) net borrowings of $454 million from our revolving line of credit facility. The amount of cash provided by financing activities was partially offset by: (i) payments of common and preferred dividends aggregating $788 million, (ii) repayment of senior unsecured notes of $292 million, (iii) repayment of mortgage debt of $170 million, (iv) debt issuance costs of $44 million and (v) the purchase of noncontrolling interests of $34 million.

  Debt

        Bank line of credit.    Our revolving line of credit facility provides for an aggregate borrowing capacity of $1.5 billion and matures on March 11, 2015, with a one-year committed extension option. We have the right to increase the commitments under the revolving line of credit facility by an aggregate amount of up to $500 million, subject to customary conditions. Borrowings under this revolving line of credit facility accrue interest at a rate per annum equal to LIBOR plus a margin that depends on our debt ratings. We pay a facility fee on the entire revolving commitment that depends upon our debt ratings. Based on our debt ratings at December 31, 2011, the margin on the revolving line of credit facility was 1.50% and the facility fee was 0.30%. At December 31, 2011, we had $454 million outstanding under this revolving line of credit facility with a weighted-average effective interest rate of 2.26%.

        Our revolving line of credit facility contains certain financial restrictions and other customary requirements. Among other things, these covenants, using terms defined in the agreement, (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit the ratio of Secured Debt to Consolidated Total Asset Value to 30%, (iii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 60%, (iv) require a minimum Fixed Charge Coverage ratio of 1.5 times, and (v) require a formula-determined Minimum Consolidated Tangible Net Worth of $8.0 billion at December 31, 2011. At December 31, 2011, we were in compliance with each of these restrictions and requirements of our revolving line of credit facility.

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

        Senior unsecured notes.    At December 31, 2011, we had senior unsecured notes outstanding with an aggregate principal balance of $5.4 billion. At December 31, 2011, interest rates on the notes ranged from 1.45% to 7.07% with a weighted average effective rate of 5.70% and a weighted average maturity of 6.34 years. Discounts and premiums are amortized to interest expense over the term of the related notes. The senior unsecured notes contain certain covenants including limitations on debt, cross-acceleration provisions and other customary terms. At December 31, 2011, we believe we were in compliance with these covenants.

        Mortgage debt.    At December 31, 2011, we had $1.8 billion in aggregate principal amount of mortgage debt secured by 138 healthcare facilities (including redevelopment properties) that had a carrying amount of $2.2 billion. At December 31, 2011, interest rates on the mortgage debt range from 1.96% to 8.78% with a weighted average effective interest rate of 6.12% and a weighted average maturity of 4.37 years.

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

        Other debt.    At December 31, 2011, we had $88 million of non-interest bearing life care bonds at two of our CCRCs and non-interest bearing occupancy fee deposits at another of our senior housing facility, all of which were payable to certain residents of the facilities (collectively, "Life Care Bonds"). At December 31, 2011, $31 million of the Life Care Bonds are refundable to the residents upon the resident moving out or to their estate upon death, and $57 million of the Life Care Bonds are refundable after the unit is successfully remarketed to a new resident.

  Debt Maturities

        The following table summarizes our stated debt maturities and scheduled principal repayments at December 31, 2011 (in thousands):

Year	Line of Credit	Senior Unsecured Notes	Mortgage	Total(1)
2012	$—	$250,000	$66,761	$316,761
2013	—	550,000	367,374	917,374
2014	—	487,000	183,758	670,758
2015	454,000	400,000	302,102	1,156,102
2016	—	900,000	285,586	1,185,586
Thereafter	—	2,850,000	572,687	3,422,687

	454,000	5,437,000	1,778,268	7,669,268
(Discounts) and premiums, net	—	(20,937)	(13,697)	(34,634)

	$454,000	$5,416,063	$1,764,571	$7,634,634

(1)
Excludes $88 million of other debt that represents non-interest bearing life care bonds and occupancy fee deposits at certain of our senior housing facilities, which have no scheduled maturities.

        Derivative Financial Instruments.    We use derivative instruments to mitigate the effects of interest rate fluctuations on specific forecasted transactions as well as recognized obligations or assets. We do not use derivative instruments for speculative or trading purposes.

        The following table summarizes our outstanding interest rate swap contracts as of December 31, 2011 (dollars in thousands):

Date Entered	Maturity Date	Hedge Designation	Fixed Rate	Floating Rate Index	Notional Amount	Fair Value
July 2005(1)	July 2020	Cash Flow	3.82%	BMA Swap Index	$45,600	$(7,536)
November 2008	October 2016	Cash Flow	5.95%	1 Month LIBOR+1.50%	27,600	(4,176)
July 2009	July 2013	Cash Flow	6.13%	1 Month LIBOR+3.65%	14,000	(411)

(1)
Represents three interest-rate swap contracts with an aggregate notional amount of $45.6 million.

        For a more detailed description of our derivative financial instruments, see Note 24 to the Consolidated Financial Statements and "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A.

  Equity

        At December 31, 2011, we had 4.0 million shares of 7.25% Series E cumulative redeemable preferred stock, 7.8 million shares of 7.10% Series F cumulative redeemable preferred stock and 408.6 million shares of common stock outstanding. At December 31, 2011, equity totaled $9.2 billion and our equity securities had a market value of $17.5 billion.

        As of December 31, 2011, there were a total of 4.2 million DownREIT units outstanding in five limited liability companies in which we are the managing member. The DownREIT units are exchangeable for an amount of cash approximating the then-current market value of shares of our common stock or, at our option, shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications).

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

        FFO is defined as net income applicable to common shares (computed in accordance with GAAP), excluding gains or losses from acquisition and dispositions of depreciable real estate or related interests, impairments of, or related to, depreciable real estate, plus real estate and DFL depreciation and amortization, with adjustments for joint ventures. Adjustments for joint ventures are calculated to reflect FFO on the same basis. FFO does not represent cash generated from operating activities in accordance with GAAP, is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to net income. Our computation of FFO may not be comparable to FFO reported by other real estate investment trusts that do not define the term in accordance with the current National Association of Real Estate Investment Trusts' ("NAREIT") definition or that have a different interpretation of the current NAREIT definition from us. In addition, we present FFO before the impact of litigation settlement and provision charges, other impairments, other impairment recoveries and merger-related items ("FFO as adjusted"). Management believes FFO as adjusted is a useful alternative measurement. This measure is a modification of the NAREIT definition of FFO and should not be used as an alternative to net income.

        NAREIT recently issued updated reporting guidance that directs companies, for their computation of NAREIT FFO, to exclude impairments of depreciable real estate and other assets when write-downs are driven by measurable decreases in the fair value of real estate holdings (e.g., investments in joint ventures that primarily hold real estate). Previously, the Company's calculation of FFO (consistent with NAREIT's previous guidance) did not exclude impairments of, or related to, depreciable real estate. Consistent with this current NAREIT reporting guidance, the Company has restated its 2010 and 2009 FFO amounts.

        Details of certain items that affect comparability are discussed in the financials results summary of our financial results for the year ended December 31, 2011, 2010 and 2009. The following is a reconciliation from net income applicable to common shares, the most direct comparable financial measure calculated and presented with GAAP, to FFO (dollars and shares in thousands):

	Year Ended December 31,
	2011	2010	2009
Net income applicable to common shares	$515,302	$307,498	$109,069
Depreciation and amortization of real estate, in-place lease and other intangibles:
Continuing operations	356,834	311,218	315,947
Discontinued operations	561	2,229	4,178
DFL depreciation	8,840	—	—
Gain on sales of real estate	(3,107)	(19,925)	(37,321)
Gain upon consolidation of joint venture	(7,769)	—	—
Impairments of real estate and related intangibles	—	—	8,118
Impairments of interests in unconsolidated joint venture	—	71,693	—
Equity income from unconsolidated joint ventures	(46,750)	(4,770)	(3,511)
FFO from unconsolidated joint ventures	56,887	25,288	26,023
Noncontrolling interests' and participating securities' share in earnings	18,062	15,767	15,952
Noncontrolling interests' and participating securities' share in FFO	(20,953)	(18,361)	(17,873)

FFO applicable to common shares	$877,907	$690,637	$420,582
Distributions on dilutive convertible units	6,916	11,847	—

Diluted FFO applicable to common shares	$884,823	$702,484	$420,582

Diluted FFO per common share	$2.19	$2.25	$1.53

Weighted average shares used to calculate diluted FFO per common share	403,864	312,797	274,631

Diluted earnings per common share	$1.29	$1.00	$0.40
Depreciation and amortization of real estate, in-place lease and other intangibles	0.89	1.02	1.17
DFL depreciation	0.02	—	—
Gain on sales of real estate and upon consolidation of joint venture	(0.03)	(0.06)	(0.14)
Impairments of real estate, related intangibles and interests in unconsolidated joint ventures	—	0.23	0.03
Joint venture and participating securities FFO adjustments	0.02	0.06	0.07

Diluted FFO per common share	$2.19	$2.25	$1.53

	Year Ended December 31,
	2011	2010	2009
Impact of adjustments to FFO:
Litigation settlement and provision charges(1)	$125,000	$—	$101,973
Other impairments (recoveries)(2)	15,400	(11,900)	67,396
Merger-related items(3)	26,596	4,339	—

	$166,996	$(7,561)	$169,369

FFO as adjusted applicable to common shares	$1,044,903	$683,076	$589,951
Distributions on dilutive convertible units	11,646	12,089	6,088

Diluted FFO as adjusted	$1,056,549	$695,165	$596,039

Diluted FFO as adjusted per common share	$2.69	$2.23	$2.14

Weighted average shares used to calculate diluted FFO as adjusted per common share(4)	393,237	311,285	278,134

(1)
The litigation settlement charge during the year ended December 31, 2011 relates to the Ventas settlement. The litigation provision during the year ended December 31, 2009 relates to the Ventas compensatory damages of approximately $102 million awarded by the jury on September 4, 2009.

(2)
The following impairments, net of recoveries had an impact on FFO:

•
The impairment charge during the year ended December 31, 2011 relates to our senior secured loan to Cirrus Health.

•
Recoveries for the year ended December 31, 2010 relate to portions of previous impairment charges related to investments in three direct financing leases (non-depreciable due to lessee purchase option) and a participation interest in a senior construction loan related to Erickson.

•
The year ended December 31, 2009 includes impairments of $67.4 million as a result of (i) an aggregate $63.1 million provision related to DFL and loan losses (impairment charges) related to the bankruptcy of Erickson and (ii) $4.3 million related to a senior secured loan to Cirrus Health as a result of an expected restructuring of terms to the loan.

(3)
Merger-related items for the year ended December 31, 2011 are attributable to the HCR ManorCare Acquisition (incurred from January 1st through April 6th 2011), which include the following: (i) $26.8 million of direct transaction costs, (ii) $23.9 million of interest expense associated with the $2.4 billion senior unsecured notes issued on January 24, 2011, proceeds from which were obtained to prefund the HCR ManorCare Acquisition, partially offset by (iii) $24.1 million of income related to gains upon the reinvestment of the our debt investment in HCR ManorCare and other miscellaneous items. Merger-related items for 2010 primarily include professional fees associated with our HCR ManorCare Acquisition.

(4)
Our weighted average shares used to calculate diluted FFO as adjusted eliminate the impact of 46 million shares of common stock from our December 2010 offering and 30 million shares from our March 2011 common stock offering (excludes 4.5 million shares sold to the underwriters upon exercise of their option to purchase additional shares), which issuances increased our weighted average shares by 12.9 million and 1.5 million for the years ended December 31, 2011 and 2010, respectively. Proceeds from these offerings were used to fund a portion of the cash consideration for the HCR ManorCare Acquisition.

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

Contractual Obligations

        The following table summarizes our material contractual payment obligations and commitments at December 31, 2011 (in thousands):

	Total(1)	Less than One Year	2013-2014	2015-2016	More than Five Years
Bank line of credit	$454,000	$—	$—	$454,000	$—
Senior unsecured notes	5,437,000	250,000	1,037,000	1,300,000	2,850,000
Mortgage debt	1,778,268	66,761	551,132	587,688	572,687
Construction loan commitments(2)	90,414	70,975	11,563	7,876	—
Development commitments(3)	25,136	25,136	—	—	—
Ground and other operating leases	202,712	5,455	10,472	8,355	178,430
Interest(4)	2,587,731	405,478	709,993	536,675	935,585

Total	$10,575,261	$823,805	$2,320,160	$2,894,594	$4,536,702

(1)
Excludes $88 million of other debt that represents non-interest bearing Life Care Bonds and occupancy fee deposits at certain of our senior housing facilities, which have no scheduled maturities.

(2)
Represents commitments to finance development projects and related working capital financings.

(3)
Represents construction and other commitments for developments in progress.

(4)
Interest on variable-rate debt is calculated using rates in effect at December 31, 2011.

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

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Interest Rate Risk.    At December 31, 2011, we were exposed to market risks related to fluctuations in interest rates on the following: (i) $454 million of variable-rate line of credit borrowings, (ii) $25 million of variable-rate senior unsecured notes and (iii) $24 million of variable-rate mortgage debt payable (excluding $88 million of variable-rate mortgage notes that have been hedged through interest-rate swap contracts) that are partially offset by properties with a gross value of $83 million that are subject to leases where the payments fluctuate with changes in LIBOR.

        Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a one percentage point increase in the interest rate related to the variable-rate debt and variable-rate investments, and assuming no other changes in the outstanding balance as of December 31, 2011, annual net interest expense would increase by approximately $4.2 million or $0.01 per common share on a diluted basis.

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

        Market Risk.    We have investments in marketable equity securities classified as available-for-sale. Gains and losses on these securities are recognized in income when realized and losses are recognized when an other-than-temporary decline in value is identified. An initial indicator of other-than-temporary decline in value for marketable equity securities is based on the severity of the decline in market value below the cost basis for an extended period of time. We consider a variety of factors in evaluating an other-than-temporary decline in value, such as: the length of time and the extent to which the market value has been less than our current cost basis; the issuer's financial condition, capital strength and near-term prospects; any recent events specific to that issuer and economic conditions of its industry; and our investment horizon in relationship to an anticipated near-term recovery in the market value, if any. At December 31, 2011, the fair value and current cost basis of marketable equity securities were both $17.1 million.

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

	Maturity
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
	(dollars in thousands)
Assets:
Loans receivable	$75,650 (1)	$8,223	$1,523	$15,640	$9,814	$443	$111,293	$111,073
Weighted average interest rate	—%	11.50%	11.00%	8.00%	8.25%	8.25%	12.4%
Liabilities(2):
Variable-rate debt:
Bank line of credit	$—	$—	$—	$454,000	$—	$—	$454,000	$454,000
Weighted average interest rate	—%	—%	—%	2.26%	—%	—%	2.26%
Senior unsecured notes payable	$—	$—	$25,000	$—	$—	$—	$25,000	$24,163
Weighted average interest rate	—%	—%	1.51%	—%	—%	—%	1.51%
Mortgage debt payable	$8,534	$6,430	$455	$8,500	$—	$—	$23,919	$21,640
Weighted average interest rate	1.96%	2.07%	—%	1.21%	—%	—%	1.69%
Fixed-rate debt:
Senior unsecured notes payable	$250,000	$550,000	$462,000	$400,000	$900,000	$2,850,000	$5,412,000	$5,795,141
Weighted average interest rate	6.67%	5.81%	3.37%	6.64%	5.07%	6.08%	5.72%
Mortgage debt payable	$58,227	$360,944	$183,303	$293,602	$285,586	$572,687	$1,754,349	$1,848,430
Weighted average interest rate	5.91%	6.11%	5.74%	6.17%	6.92%	6.02%	6.18%

(1)
Effective January 1, 2011, a senior secured loan to Cirrus was placed on non-accrual status. For additional information regarding the senior secured loan to Cirrus see Note 7 to the Consolidated Financial Statements.

(2)
Excludes $88 million of other debt that represents non-interest bearing Life Care Bonds and occupancy fee deposits at certain of our senior housing facilities, which have no scheduled maturities.

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

        As required by Rule 13a-15(b) and 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective, as of December 31, 2011, at the reasonable assurance level.

        Changes in Internal Control Over Financial Reporting.    There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2011 to which this report relates that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

        Management's Annual Report on Internal Control over Financial Reporting.    Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

        The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of HCP, Inc.
Long Beach, California

        We have audited the internal control over financial reporting of HCP, Inc. and subsidiaries (the "Company") as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2011, of the Company and our report dated February 14, 2012 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
February 14, 2012

ITEM 9B.    Other Information

        None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

        Our executive officers were as follows on February 1, 2012:

Name	Age	Position
James F. Flaherty III	54	Chairman and Chief Executive Officer
Jonathan M. Bergschneider	37	Executive Vice President—Life Science Estates
Paul F. Gallagher	51	Executive Vice President and Chief Investment Officer
Edward J. Henning	58	Executive Vice President
Thomas D. Kirby	65	Executive Vice President—Acquisitions and Valuations
Thomas M. Klaritch	54	Executive Vice President—Medical Office Properties
James W. Mercer	67	Executive Vice President, General Counsel and Corporate Secretary
Timothy M. Schoen	44	Executive Vice President and Chief Financial Officer
Susan M. Tate	51	Executive Vice President—Post-Acute and Hospitals
Kendall K. Young	51	Executive Vice President—Senior Housing

        We hereby incorporate by reference the information appearing under the captions "Board of Directors and Executive Officers," "Security Ownership of Directors and Management," "Code of Business Conduct and Ethics" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's definitive proxy statement relating to its 2012 Annual Meeting of Stockholders to be held on April 26, 2012.

        We have filed, as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2011, the certifications of its Chief Executive Officer and Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2004.

        On May 31, 2011, we submitted to the New York Stock Exchange the Annual CEO Certification required pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

ITEM 11.    Executive Compensation

        We hereby incorporate by reference the information under the caption "Executive Compensation" in the Registrant's definitive proxy statement relating to its 2012 Annual Meeting of Stockholders to be held on April 26, 2012.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        We hereby incorporate by reference the information under the captions "Principal Stockholders," "Security Ownership of Directors and Management" and "Equity Compensation Plan Information" in the Registrant's definitive proxy statement relating to its 2012 Annual Meeting of Stockholders to be held on April 26, 2012.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

        We hereby incorporate by reference the information under the captions "Certain Transactions" and "Board of Directors and Executive Officers" in the Registrant's definitive proxy statement relating to its 2012 Annual Meeting of Stockholders to be held on April 26, 2012.

ITEM 14.    Principal Accountant Fees and Services

        We hereby incorporate by reference under the caption "Audit and Non-Audit Fees" in the Registrant's definitive proxy statement relating to its 2012 Annual Meeting of Stockholders to be held on April 26, 2012.

PART IV

ITEM 15.    Exhibits, Financial Statements and Financial Statement Schedules (2011)

(a)(1)	Financial Statements:
Report of Independent Registered Public Accounting Firm—Deloitte & Touche LLP
Report of Independent Registered Public Accounting Firm—Ernst & Young LLP
Financial Statements
Consolidated Balance Sheets—December 31, 2011 and 2010
Consolidated Statements of Income—for the years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Stockholders' Equity—for the years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Cash Flows—for the years ended December 31, 2011, 2010 and 2009
Notes to Consolidated Financial Statements
(a)(2)	Schedule II: Valuation and Qualifying Accounts
Schedule III: Real Estate and Accumulated Depreciation
Note: All other schedules have been omitted because the required information is presented in the financial statements and the related notes or because the schedules are not applicable.
(a)(3)	Exhibits:

2.1	Share Purchase Agreement, dated as of June 3, 2007, by and between HCP and SEGRO plc (incorporated herein by reference to Exhibit 2.1 to HCP's Current Report on Form 8-K (File No. 1-08895), filed June 6, 2007).
2.2	Purchase Agreement, dated as of December 13, 2010, by and among HCP, Inc., HCP 2010 REIT LLC, HCR ManorCare, Inc., HCR Properties, LLC and HCR Healthcare, LLC (incorporated herein by reference to Exhibit 2.1 to HCP's Current Report on Form 8-K (File No. 1-08895), filed December 14, 2010).
2.2.1	Amendment to Purchase Agreement, dated as of April 7, 2011, by and among HCP, Inc., HCP 2010 REIT LLC, HCR ManorCare MergeCo, Inc., HCR ManorCare, LLC, HCR Properties, LLC and HCR Healthcare, LLC (incorporated herein by reference to Exhibit 2.1 to HCP's Current Report on Form 8-K (File No. 1-08895), filed April 13, 2011).†
3.1	Articles of Restatement of HCP (incorporated by reference herein to Exhibit 3.1 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2007).

3.2	Fourth Amended and Restated Bylaws of HCP (incorporated herein by reference to Exhibit 3.1 to HCP's Current Report on Form 8-K (File No. 1-08895), filed September 25, 2006).
3.2.1	Amendment No. 1 to Fourth Amended and Restated Bylaws of HCP (incorporated by reference herein to Exhibit 3.2.1 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2007).
3.2.2	Amendment No. 2 to Fourth Amended and Restated Bylaws of HCP (incorporated herein by reference to Exhibit 3.2.2 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2009).
3.2.3	Amendment No. 3 to Fourth Amended and Restated Bylaws of HCP (incorporated herein by reference to Exhibit 3.1 to HCP's Current Report on Form 8-K (File No. 1-08895), filed March 10, 2011).
4.1	Indenture, dated as of September 1, 1993, between HCP and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.2 to HCP's Registration Statement on Form S-3/A (Registration No. 333-86654), filed May 21, 2002).
4.2	Form of Fixed Rate Note (incorporated herein by reference to Exhibit 4.2 to HCP's Registration Statement on Form S-3 (Registration No. 33-27671), filed March 20, 1989).
4.3	Form of Floating Rate Note (incorporated herein by reference to Exhibit 4.3 to HCP's Registration Statement on Form S-3 (Registration No. 33-27671), filed March 20, 1989).
4.4	Registration Rights Agreement, dated as of January 20, 1999, by and between HCP and Boyer Castle Dale Medical Clinic, L.L.C. (incorporated herein by reference to Exhibit 4.9 to HCP's Annual Report on Form 10-K (File No. 1-08895) for the year ended December 31, 1998). This Exhibit is identical in all material respects to 13 other documents except the parties thereto. The parties to these other documents, other than HCP, were Boyer Centerville Clinic Company, L.C., Boyer Elko, L.C., Boyer Desert Springs, L.C., Boyer Grantsville Medical, L.C., Boyer-Ogden Medical Associates, LTD., Boyer Ogden Medical Associates No. 2, LTD., Boyer Salt Lake Industrial Clinic Associates, LTD., Boyer-St. Mark's Medical Associates, LTD., Boyer McKay-Dee Associates, LTD., Boyer St. Mark's Medical Associates #2, LTD., Boyer Iomega, L.C., Boyer Springville, L.C., and Boyer Primary Care Clinic Associates, LTD. #2.
4.5	Indenture, dated as of January 15, 1997, by and between American Health Properties, Inc. (a company that merged with and into HCP) and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to American Health Properties, Inc.'s Current Report on Form 8-K (File No. 1-08895), filed January 21, 1997).
4.6	First Supplemental Indenture, dated as of November 4, 1999, by and between HCP and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.4 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 1999).
4.7	Registration Rights Agreement, dated as of August 17, 2001, by and among HCP, Boyer Old Mill II, L.C., Boyer- Research Park Associates, LTD., Boyer Research Park Associates VII, L.C., Chimney Ridge, L.C., Boyer-Foothill Associates, LTD., Boyer Research Park Associates VI, L.C., Boyer Stansbury II, L.C., Boyer Rancho Vistoso, L.C., Boyer-Alta View Associates, LTD., Boyer Kaysville Associates, L.C., Boyer Tatum Highlands Dental Clinic, L.C., Amarillo Bell Associates, Boyer Evanston, L.C., Boyer Denver Medical, L.C., Boyer Northwest Medical Center Two, L.C., and Boyer Caldwell Medical, L.C. (incorporated herein by reference to Exhibit 4.12 to HCP's Annual Report on Form 10-K405 (File No. 1-08895) for the year ended December 31, 2001).

4.8	Officers' Certificate pursuant to Section 301 of the Indenture, dated as of September 1, 1993, by and between HCP and The Bank of New York, as Trustee, establishing a series of securities entitled "6.5% Senior Notes due February 15, 2006" (incorporated herein by reference to Exhibit 4.1 to HCP's Current Report on Form 8-K (File No. 1-08895), filed February 21, 1996).
4.9	Officers' Certificate pursuant to Section 301 of the Indenture, dated as of September 1, 1993, by and between HCP and The Bank of New York, as Trustee, establishing a series of securities entitled "6 7/8% Mandatory Par Put Remarketed Securities due June 8, 2015" (incorporated herein by reference to Exhibit 4.1 to HCP's Current Report on Form 8-K (File No. 1-08895), filed July 21, 1998).
4.10	Officers' Certificate pursuant to Section 301 of the Indenture, dated as of September 1, 1993, by and between HCP and The Bank of New York, as Trustee, establishing a series of securities entitled "6.45% Senior Notes due June 25, 2012" (incorporated herein by reference to Exhibit 4.1 to HCP's Current Report on Form 8-K (File No. 1-08895), filed June 25, 2002).
4.11	Officers' Certificate pursuant to Section 301 of the Indenture, dated as of September 1, 1993, by and between HCP and The Bank of New York, as Trustee, establishing a series of securities entitled "6.00% Senior Notes due March 1, 2015" (incorporated herein by reference to Exhibit 3.1 to HCP's Current Report on Form 8-K (File No. 1-08895), filed February 28, 2003).
4.12	Officers' Certificate pursuant to Section 301 of the Indenture, dated as of September 1, 1993, by and between HCP and The Bank of New York, as Trustee, establishing a series of securities entitled "5 5/8% Senior Notes due May 1, 2017" (incorporated herein by reference to Exhibit 4.2 to HCP's Current Report on Form 8-K (File No. 1-08895), filed April 27, 2005).
4.13	Registration Rights Agreement, dated as of October 1, 2003, by and among HCP, Charles Crews, Charles A. Elcan, Thomas W. Hulme, Thomas M. Klaritch, R. Wayne Price, Glenn T. Preston, Janet Reynolds, Angela M. Playle, James A. Croy, John Klaritch as Trustee of the 2002 Trust F/B/O Erica Ann Klaritch, John Klaritch as Trustee of the 2002 Trust F/B/O Adam Joseph Klaritch, John Klaritch as Trustee of the 2002 Trust F/B/O Thomas Michael Klaritch, Jr. and John Klaritch as Trustee of the 2002 Trust F/B/O Nicholas James Klaritch (incorporated herein by reference to Exhibit 4.16 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2003).
4.14	Specimen of Stock Certificate representing the 7.25% Series E Cumulative Redeemable Preferred Stock, par value $1.00 per share (incorporated herein by reference to Exhibit 4.1 of HCP's Registration Statement on Form 8-A12B (File No. 1-08895), filed September 12, 2003).
4.15	Specimen of Stock Certificate representing the 7.1% Series F Cumulative Redeemable Preferred Stock, par value $1.00 per share (incorporated herein by reference to Exhibit 4.1 of HCP's Registration Statement on Form 8-A12B (File No. 1-08895), filed December 2, 2003).
4.16	Form of Fixed Rate Global Medium-Term Note (incorporated herein by reference to Exhibit 4.3 to HCP's Current Report on Form 8-K (File No. 1-08895), filed November 20, 2003).
4.17	Form of Floating Rate Global Medium-Term Note (incorporated herein by reference to Exhibit 4.4 to HCP's Current Report on Form 8-K (File No. 1-08895), filed November 20, 2003).

4.18	Registration Rights Agreement, dated as of July 22, 2005, by and among HCP, William P. Gallaher, Trustee for the William P. & Cynthia J. Gallaher Trust, Dwayne J. Clark, Patrick R. Gallaher, Trustee for the Patrick R. & Cynthia M. Gallaher Trust, Jeffrey D. Civian, Trustee for the Jeffrey D. Civian Trust dated August 8, 1986, Jeffrey Meyer, Steven L. Gallaher, Richard Coombs, Larry L. Wasem, Joseph H. Ward, Jr., Trustee for the Joseph H. Ward, Jr. and Pamela K. Ward Trust, Borue H. O'Brien, William R. Mabry, Charles N. Elsbree, Trustee for the Charles N. Elsbree Jr. Living Trust dated February 14, 2002, Gary A. Robinson, Thomas H. Persons, Trustee for the Persons Family Revocable Trust under trust dated February 15, 2005, Glen Hammel, Marilyn E. Montero, Joseph G. Lin, Trustee for the Lin Revocable Living Trust, Ned B. Stein, John Gladstein, Trustee for the John & Andrea Gladstein Family Trust dated February 11, 2003, John Gladstein, Trustee for the John & Andrea Gladstein Family Trust dated February 11, 2003, Francis Connelly, Trustee for the The Francis J & Shannon A Connelly Trust, Al Coppin, Trustee for the Al Coppin Trust, Stephen B. McCullagh, Trustee for the Stephen B. & Pamela McCullagh Trust dated October 22, 2001, and Larry L. Wasem—SEP IRA (incorporated herein by reference to Exhibit 4.24 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended June 30, 2005).
4.19	Officers' Certificate pursuant to Section 301 of the Indenture, dated as of September 1, 1993, by and between HCP and The Bank of New York, as trustee, setting forth the terms of HCP's Fixed Rate Medium-Term Notes and Floating Rate Medium-Term Notes (incorporated herein by reference to Exhibit 4.2 to HCP's Current Report on Form 8-K (File No. 1-08895), filed February 17, 2006).
4.20	Form of Fixed Rate Global Medium-Term Note (incorporated herein by reference to Exhibit 4.3 to HCP's Current Report on Form 8-K (File No. 1-08895), filed February 17, 2006).
4.21	Form of Floating Rate Global Medium-Term Note (incorporated herein by reference to Exhibit 4.4 to HCP's Current Report on Form 8-K (File No. 1-08895), filed February 17, 2006).
4.22	Form of 5.95% Notes Due 2011 (incorporated herein by reference to Exhibit 4.2 to HCP's Current Report on Form 8-K (File No. 1-08895), filed September 19, 2006).
4.23	Form of 6.30% Notes Due 2016 (incorporated herein by reference to Exhibit 4.3 to HCP's Current Report on Form 8-K (File No. 1-08895), filed September 19, 2006).
4.24	Form of 5.65% Senior Notes Due 2013 (incorporated herein by reference to Exhibit 4.1 to HCP's Current Report on Form 8-K (File No. 1-08895), filed December 4, 2006).
4.25	Form of 6.00% Senior Notes Due 2017 (incorporated herein by reference to Exhibit 4.1 to HCP's Current Report on Form 8-K (File No. 1-08895), filed January 22, 2007).
4.26	Officers' Certificate (including Form of 6.70% Senior Notes Due 2018 as Annex A thereto), dated October 15, 2007, pursuant to Section 301 of the Indenture, dated as of September 1, 1993, by and between HCP and The Bank of New York Trust Company, N.A., as successor trustee to The Bank of New York, establishing a series of securities entitled "6.70% Senior Notes due 2018" (incorporated by reference herein to Exhibit 4.29 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895), filed October 30, 2007).
4.27	Acknowledgment and Consent, dated as of May 11, 2007, by and among Zions First National Bank, KC Gardner Company, L.C., HCPI/Utah, LLC, Gardner Property Holdings, L.C. and HCP (incorporated herein by reference to Exhibit 4.29 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended June 30, 2007).

4.28	Acknowledgment and Consent, dated as of May 11, 2007, by and among Zions First National Bank, KC Gardner Company, L.C., HCPI/Utah II, LLC, Gardner Property Holdings, L.C. and HCP (incorporated herein by reference to Exhibit 4.30 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended June 30, 2007).
4.29	Acknowledgment and Consent, dated as of February 5, 2010, by and among ML Private Finance, LLC, A. Daniel Weyland, an individual, HCPI/Tennessee, LLC, and HCP (incorporated herein by reference to Exhibit 4.30 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended June 30, 2010).
4.30	Registration Rights Agreement, dated as of July 26, 2010, by and among HCP, Boyer Research Park Associates VIII, L.C., Boyer Research Park Associates IX, L.C., and Tegra Lakeview Associates, L.C. (incorporated herein by reference to Exhibit 4.1 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2010).
4.31	First Supplemental Indenture dated as of January 24, 2011, by and between HCP and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated herein by reference to Exhibit 4.1 to HCP's Current Report on Form 8-K (File No. 1-08895), filed January 24, 2011).
4.32	Form of 2.700% Senior Notes due 2014 (incorporated herein by reference to Exhibit 4.2 to HCP's Current Report on Form 8-K (File No. 1-08895), filed January 24, 2011).
4.33	Form of 3.750% Senior Notes due 2016 (incorporated herein by reference to Exhibit 4.3 to HCP's Current Report on Form 8-K (File No. 1-08895), filed January 24, 2011).
4.34	Form of 5.375% Senior Notes due 2021 (incorporated herein by reference to Exhibit 4.4 to HCP's Current Report on Form 8-K (File No. 1-08895), filed January 24, 2011).
4.35	Form of 6.750% Senior Notes due 2041 (incorporated herein by reference to Exhibit 4.5 to HCP's Current Report on Form 8-K (File No. 1-08895), filed January 24, 2011).
10.1	Amendment No. 1, dated as of May 30, 1985, to Partnership Agreement of Health Care Property Partners, a California general partnership, the general partners of which consist of HCP and certain affiliates of Tenet (incorporated herein by reference to Exhibit 10.1 to HCP's Annual Report on Form 10-K (File No. 1-08895) for the year ended December 31, 1985).
10.2.1	Second Amended and Restated Directors Stock Incentive Plan (incorporated herein by reference to Appendix A to HCP's Proxy Statement (File No. 1-08895), filed March 21, 1997).*
10.2.2	First Amendment to Second Amended and Restated Directors Stock Incentive Plan, effective as of November 3, 1999 (incorporated herein by reference to Exhibit 10.1 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 1999).*
10.2.3	Second Amendment to Second Amended and Restated Directors Stock Incentive Plan, effective as of January 4, 2000 (incorporated herein by reference to Exhibit 10.17 to HCP's Annual Report on Form 10-K (File No. 1-08895) for the year ended December 31, 1999).*
10.3.1	Second Amended and Restated Stock Incentive Plan (incorporated herein by reference to Appendix B to HCP's Proxy Statement (File No. 1 08895), filed March 21, 1997).*
10.3.2	First Amendment to Second Amended and Restated Stock Incentive Plan, effective as of November 3, 1999 (incorporated herein by reference to Exhibit 10.3 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 1999).*

10.4.1	2000 Stock Incentive Plan, amended and restated effective as of May 7, 2003 (incorporated herein by reference to Annex A to HCP's Proxy Statement (File No. 1-08895) for the Annual Meeting of Stockholders held on May 7, 2003).*
10.4.2	First Amendment to Amended and Restated 2000 Stock Incentive Plan (effective as of May 7, 2003) (incorporated herein by reference to Exhibit 10.1 to HCP's Current Report on Form 8-K (File No. 1-08895), filed February 3, 2005).*
10.5	Second Amended and Restated Director Deferred Compensation Plan (effective as of October 25, 2007) (incorporated herein by reference to Exhibit 10.5 to HCP's Annual Report on Form 10-K, as amended (File No. 1-08895), for the year ended December 31, 2007).*
10.6	Amended and Restated Limited Liability Company Agreement of HCPI/Utah, LLC, dated as of January 20, 1999 (incorporated herein by reference to Exhibit 10.16 to HCP's Annual Report on Form 10-K (File No. 1-08895) for the year ended December 31, 1998).
10.7	Cross-Collateralization, Cross-Contribution and Cross-Default Agreement, dated as of July 20, 2000, by and between HCP Medical Office Buildings II, LLC and Texas HCP Medical Office Buildings, L.P., for the benefit of First Union National Bank (incorporated herein by reference to Exhibit 10.21 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2000).
10.8	Cross-Collateralization, Cross-Contribution and Cross-Default Agreement, dated as of August 31, 2000, by and between HCP Medical Office Buildings I, LLC and Meadowdome, LLC, for the benefit of First Union National Bank (incorporated herein by reference to Exhibit 10.22 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2000).
10.9.1	Amended and Restated Limited Liability Company Agreement of HCPI/Utah II, LLC, dated as of August 17, 2001 (incorporated herein by reference to Exhibit 10.21 to HCP's Annual Report on Form 10-K405 (File No. 1-08895) for the year ended December 31, 2001).
10.9.2	Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of HCPI/Utah II, LLC, dated as of October 30, 2001 (incorporated herein by reference to Exhibit 10.22 to HCP's Annual Report on Form 10-K405 (File No. 1-08895) for the year ended December 31, 2001).
10.10	Amended and Restated Employment Agreement, dated as of April 24, 2008, by and between HCP and James F. Flaherty III (incorporated herein by reference to Exhibit 10.11 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended March 31, 2008).*
10.11.1	Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC, dated as of October 2, 2003 (incorporated herein by reference to Exhibit 10.28 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2003).
10.11.2	Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC, dated as of September 29, 2004 (incorporated herein by reference to Exhibit 10.37 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2004).
10.11.3	Amendment No. 2 to Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC, dated as of October 29, 2004 (incorporated herein by reference to Exhibit 10.43 to HCP's Annual Report on Form 10-K (File No. 1-08895) for the year ended December 31, 2004).

10.11.4	Amendment No. 3 to Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC and New Member Joinder Agreement, dated as of October 19, 2005, by and among HCP, HCPI/Tennessee, LLC and A. Daniel Weyland (incorporated herein by reference to Exhibit 10.14.3 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2005).
10.11.5	Amendment No. 4 to Amended and Restated Limited Liability Company Agreement of HCPI/Tennessee, LLC, effective as of January 1, 2007 (incorporated herein by reference to Exhibit 10.12.4 to HCP's Annual Report on Form 10-K, as amended (File No. 1-08895), for the year ended December 31, 2007).
10.12	Form of Restricted Stock Agreement for employees and consultants, effective as of May 7, 2003, relating to HCP's Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.30 to HCP's Annual Report on Form 10-K (File No. 1-08895) for the year ended December 31, 2003).*
10.13	Form of Restricted Stock Agreement for directors, effective as of May 7, 2003, relating to HCP's Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.31 to HCP's Annual Report on Form 10-K (File No. 1-08895) for the year ended December 31, 2003).*
10.14	Amended and Restated Executive Retirement Plan, effective as of May 7, 2003 (incorporated herein by reference to Exhibit 10.34 to HCP's Annual Report on Form 10-K (File No. 1-08895) for the year ended December 31, 2003).*
10.15	Form of CEO Performance Restricted Stock Unit Agreement with five-year installment vesting (incorporated herein by reference to Exhibit 10.17 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended March 31, 2008).*
10.16	Form of CEO Performance Restricted Stock Unit Agreement with three-year cliff vesting (incorporated herein by reference to Exhibit 10.18 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended March 31, 2008).*
10.17	Form of employee Performance Restricted Stock Unit Agreement with five- year installment vesting (incorporated herein by reference to Exhibit 10.19 to HCP's Annual Report on Form 10-K, as amended (Filed No. 1-08895), for the year ended December 31, 2007).*
10.18	CEO Restricted Stock Unit Agreement, relating to HCP's Amended and Restated 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.29 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2005).*
10.19	Form of directors and officers Indemnification Agreement (incorporated herein by reference to Exhibit 10.21 to HCP's Annual Report on Form 10-K, as amended (File No. 1-08895) for the year ended December 31, 2007).*
10.20	Form of employee Nonqualified Stock Option Agreement with five-year installment vesting (incorporated herein by reference to Exhibit 10.37 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2006).*
10.21	Form of non-employee director Restricted Stock Award Agreement with five- year installment vesting, (incorporated herein by reference to Exhibit 10.38 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2006).*
10.22	Form of Non-Employee Directors Stock-For-Fees Program (incorporated herein by reference to Exhibit 10.1 to HCP's Current Report on Form 8-K (File No. 1-08895), filed August 2, 2006).*

10.23	Amended and Restated Stock Unit Award Agreement, dated April 24, 2008, by and between HCP and James F. Flaherty III (incorporated herein by reference to Exhibit 10.25 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended March 31, 2008).*
10.24	$1,500,000,000 Credit Agreement, dated as of August 1, 2007, by and among HCP, the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended June 30, 2010).
10.25	$2,750,000,000 Credit Agreement, dated as of August 1, 2007, by and among HCP, the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.2 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended June 30, 2010).
10.26	Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.41 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2007).*
10.27	2006 Performance Incentive Plan (incorporated herein by reference to Exhibit A to HCP's Proxy Statement (File No. 1-08895) for the Annual Meeting of Stockholders held on May 11, 2006).*
10.28	Form of Mezzanine Loan Agreement defining HCP's rights and obligations in connection with its HCR ManorCare investment (incorporated herein by reference to Exhibit 10.3 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended June 30, 2010).
10.29	Form of Intercreditor Agreement defining HCP's rights and obligations in connection with its HCR ManorCare investment (incorporated herein by reference to Exhibit 10.4 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended June 30, 2010).
10.30	Form of Cash Management Agreement defining HCP's rights and obligations in connection with its HCR ManorCare investment (incorporated herein by reference to Exhibit 10.5 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended June 30, 2010).
10.31	Form of Pledge and Security Agreement defining HCP's rights and obligations in connection with its HCR ManorCare investment (incorporated herein by reference to Exhibit 10.6 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended June 30, 2010).
10.32	Form of Promissory Note defining HCP's rights and obligations in connection with its HCR ManorCare investment (incorporated herein by reference to Exhibit 10.34 to HCP's Annual Report on Form 10-K, as amended (File No. 1-08895), for the year ended December 31, 2007).
10.33	Form of Guaranty Agreement defining HCP's rights and obligations in connection with its HCR ManorCare investment (incorporated herein by reference to Exhibit 10.35 to HCP's Annual Report on Form 10-K, as amended (File No. 1-08895), for the year ended December 31, 2007).
10.34	Form of Assignment and Assumption Agreement entered into in connection with HCP's Manor Care investment (incorporated herein by reference to Exhibit 10.36 to HCP's Annual Report on Form 10-K, as amended (File No. 1-08895), for the year ended December 31, 2007).

10.35	Form of Omnibus Assignment entered into in connection with HCP's HCR ManorCare investment (incorporated herein by reference to Exhibit 10.7 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended June 30, 2010).
10.36	Executive Bonus Program (incorporated herein by reference to HCP's Current Report on Form 8-K (File No. 1-08895), filed January 31, 2008.*
10.37	2006 Performance Incentive Plan, as amended and restated (incorporated by reference to Annex 2 to HCP's Proxy Statement (File No. 1-08895) for the Annual Meeting of Stockholders held on April 23, 2009).*
10.38	Form of CEO 2006 Performance Incentive Plan Performance Restricted Stock Unit Agreement with five-year installment vesting (incorporated herein by reference to Exhibit 10.2 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended March 31, 2009).*
10.39	Form of CEO 2006 Performance Incentive Plan Performance Restricted Stock Unit Agreement with three-year cliff vesting (incorporated herein by reference to Exhibit 10.3 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended March 31, 2009).*
10.40	Form of employee 2006 Performance Incentive Plan Performance Restricted Stock Unit Agreement with five-year installment vesting (incorporated herein by reference to Exhibit 10.4 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended March 31, 2009).*
10.41	Resignation and Consulting Agreement, dated as of February 28, 2009, by and between HCP and Mark A. Wallace (incorporated herein by reference to Exhibit 10.5 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended March 31, 2009).*
10.42	Letter Agreement, dated as of March 2, 2009, by and between HCP and Thomas M. Herzog (incorporated herein by reference to Exhibit 10.6 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended March 31, 2009).
10.43	Form of director 2006 Performance Incentive Plan Director Stock Unit Award Agreement with four-year installment vesting (incorporated herein by reference to Exhibit 10.1 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended June 30, 2009).
10.44	Resignation and Consulting Agreement, dated as of June 1, 2009, by and between HCP and George P. Doyle (incorporated herein by reference to Exhibit 10.2 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended June 30, 2009).*
10.45	Letter Agreement, dated as of June 2, 2009, by and between HCP and Scott A. Anderson (incorporated herein by reference to Exhibit 10.3 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended June 30, 2009).*
10.46	Amended and Restated Dividend Reinvestment and Stock Purchase Plan, amended as of September 4, 2009 (incorporated by reference to HCP's Registration Statement on Form S-3 (Registration No. 333-161721), dated September 4, 2009 and as supplemented on September 4, 2009).
10.47	Amended and Restated Dividend Reinvestment and Stock Purchase Plan, amended as of October 30, 2008 (incorporated herein by reference to HCP's Registration Statement on Form S-3 (Registration No. 333-137225) , dated September 8, 2006).

10.48	Second Amended and Restated Director Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.2 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2009).*
10.49	Letter Agreement, dated April 21, 2010, by and between HCP and J. Alberto Gonzalez-Pita (incorporated herein by reference to Exhibit 10.1 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended June 30, 2010).*
10.50	Letter Agreement, dated July 7, 2010, by and between HCP and Kendall Young. (incorporated herein by reference to Exhibit 10.1 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended September 30, 2010).*
10.51	Stockholders Agreement, dated as of December 13, 2010, among HCP, Inc., HCR ManorCare, Inc. and certain stockholders of HCR ManorCare, Inc. (incorporated herein by reference to Exhibit 10.1 to HCP's Current Report on Form 8-K (File No. 1-08895), filed December 14, 2010).
10.52	Credit Agreement, dated as of December 13, 2010, among HCP, Inc., the lending institutions party hereto from time to time, UBS AG, Stamford Branch, as administrative agent, UBS Securities LLC, as joint lead arranger and joint bookrunner, Citibank, N.A., as joint lead arranger and joint bookrunner, Citicorp North America, Inc., as co-syndication agent, Wells Fargo Securities, LLC, as joint lead arranger and joint bookrunner, Wells Fargo Bank, National Association, as co-syndication agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arranger and joint bookrunner, Bank of America, N.A., as co-syndication agent, J.P. Morgan Securities, LLC, as joint lead arranger and joint bookrunner, and JPMorgan Chase Bank, N.A., as co-syndication agent (incorporated herein by reference to Exhibit 10.2 to HCP's Current Report on Form 8-K (File No. 1-08895), filed December 14, 2010).
10.53	Credit Agreement, dated March 11, 2011, by and among the Company, as borrower, the lenders referred to therein, and Bank of America, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to HCP's Current Report on Form 8-K (File No. 1-08895), filed March 15, 2011).
10.54	Separation, Consulting and General Release Agreement, dated March 19, 2011, by and between HCP, Inc. and Thomas M. Herzog (incorporated herein by reference to Exhibit 10.1 to HCP's Current Report on Form 8-K (File No. 1-08895), filed March 21, 2011).*
10.55	HCP, Inc. Terms and Conditions Applicable to Restricted Stock Unit Awards Granted Under the 2006 Performance Incentive Plan (incorporated herein by reference to Exhibit 10.3 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended March 31, 2011).*
10.56	Employment Agreement, dated May 31, 2011, by and between HCP, Inc. and James W. Mercer (incorporated herein by reference to Exhibit 10.1 to HCP's Current Report on Form 8-K (File No. 1-08895) , filed May 31, 2011).*
10.57	Separation, Consulting and General Release Agreement, dated May 26, 2011, by and between HCP, Inc. and J. Alberto Gonzalez-Pita (incorporated herein by reference to Exhibit 10.2 to HCP's Current Report on Form 8-K (File No. 1-08895), filed May 31, 2011).*
10.58	Form of CEO Time-Based Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.4 to HCP's Quarterly Report on Form 10-Q (File No. 1-08895) for the quarter ended June 30, 2011).*

10.59	Master Lease and Security Agreement, dated as of April 7, 2011, by and between the parties set forth on Exhibit A-1, Exhibit A-2, Exhibit A-3 and Exhibit A-4 attached thereto and HCR III Healthcare, LLC (incorporated herein by reference to Exhibit 10.1 to HCP's Current Report on Form 8-K (File No. 1-08895), filed July 12, 2011).†
10.59.1	First Amendment to Master Lease and Security Agreement, dated as of April 7, 2011, by and among the parties signatory thereto and HCR III Healthcare, LLC.**
10.59.2	Second Amendment to Master Lease and Security Agreement, dated as of May 16, 2011, by and among the parties signatory thereto and HCR III Healthcare, LLC.**
10.59.3	Third Amendment to Master Lease and Security Agreement, dated as of January 10, 2012, by and among the parties signatory thereto and HCR III Healthcare, LLC.**
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm—Ernst & Young LLP.
23.2	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.
31.1	Certification by James F. Flaherty III, HCP's Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification by Timothy M. Schoen, HCP's Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification by James F. Flaherty III, HCP's Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.
32.2	Certification by Timothy M. Schoen, HCP's Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*
Management Contract or Compensatory Plan or Arrangement

**
Furnished herewith.

†
Portions of this exhibit have been omitted pursuant to a request for confidential treatment with the SEC.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 14, 2012

HCP, Inc. (Registrant)
/s/ JAMES F. FLAHERTY III James F. Flaherty III, Chairman and Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES F. FLAHERTY III James F. Flaherty III	Chairman and Chief Executive Officer (Principal Executive Officer)	February 14, 2012
/s/ TIMOTHY M. SCHOEN Timothy M. Schoen	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 14, 2012
/s/ SCOTT A. ANDERSON Scott A. Anderson	Senior Vice President — Chief Accounting Officer (Principal Accounting Officer)	February 14, 2012
/s/ CHRISTINE N. GARVEY Christine N. Garvey	Director	February 14, 2012
/s/ DAVID B. HENRY David B. Henry	Director	February 14, 2012
/s/ LAURALEE E. MARTIN Lauralee E. Martin	Director	February 14, 2012
/s/ MICHAEL D. MCKEE Michael D. McKee	Director	February 14, 2012

Signature	Title	Date

/s/ PETER L. RHEIN Peter L. Rhein	Director	February 14, 2012
/s/ KENNETH B. ROATH Kenneth B. Roath	Director	February 14, 2012
/s/ JOSEPH P. SULLIVAN Joseph P. Sullivan	Director	February 14, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of HCP, Inc.
Long Beach, California

        We have audited the accompanying consolidated balance sheets of HCP, Inc. and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of income, equity, and cash flows for the years then ended. Our audits also included the financial statement schedules for the years ended December 31, 2011 and 2010 listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of HCP, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
February 14, 2012

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of HCP, Inc.

        We have audited the accompanying consolidated statements of income, equity, and cash flows of HCP, Inc. for the year ended December 31, 2009. Our audit also included the financial statement schedules for the year ended December 31, 2009—Schedule II: Valuation and Qualifying Accounts and Schedule III: Real Estate and Accumulated Depreciation. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of HCP, Inc.'s operations and its cash flows for the year ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Irvine, California
February 12, 2010

  except for the Consolidated Statements of Income,
  the Consolidated Statements of Cash Flows,
  renumbered Note 5 "Dispositions of Real Estate and
  Discontinued Operations", Note 14 "Segment Disclosures",
  Note 19 "Earnings per Common Share", and "Schedule III:
  Real Estate and Accumulated Depreciation", as to
  which the date is February 14, 2012

HCP, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2011	2010
ASSETS
Real estate:
Buildings and improvements	$8,937,492	$8,189,309
Development costs and construction in progress	190,590	144,116
Land	1,731,327	1,572,744
Accumulated depreciation and amortization	(1,473,977)	(1,245,996)

Net real estate	9,385,432	8,660,173

Net investment in direct financing leases	6,727,777	609,661
Loans receivable, net	110,253	2,002,866
Investments in and advances to unconsolidated joint ventures	224,052	195,847
Accounts receivable, net of allowance of $1,341 and $5,150, respectively	26,681	34,504
Cash and cash equivalents	33,506	1,036,701
Restricted cash	41,553	36,319
Intangible assets, net	373,763	316,375
Real estate held for sale, net	—	16,591
Other assets, net	485,458	422,886

Total assets	$17,408,475	$13,331,923

LIABILITIES AND EQUITY
Bank line of credit	$454,000	$—
Senior unsecured notes	5,416,063	3,318,379
Mortgage debt	1,764,571	1,235,779
Other debt	87,985	92,187
Intangible liabilities, net	124,142	148,072
Accounts payable and accrued liabilities	275,478	313,806
Deferred revenue	65,614	77,653

Total liabilities	8,187,853	5,185,876

Commitments and contingencies
Preferred stock, $1.00 par value: 50,000,000 shares authorized; 11,820,000 shares issued and outstanding, liquidation preference of $25.00 per share	285,173	285,173
Common stock, $1.00 par value: 750,000,000 shares authorized; 408,629,444 and 370,924,887 shares issued and outstanding, respectively	408,629	370,925
Additional paid-in capital	9,383,536	8,089,982
Cumulative dividends in excess of earnings	(1,024,274)	(775,476)
Accumulated other comprehensive loss	(19,582)	(13,237)

Total stockholders' equity	9,033,482	7,957,367
Joint venture partners	16,971	14,935
Non-managing member unitholders	170,169	173,745

Total noncontrolling interests	187,140	188,680

Total equity	9,220,622	8,146,047

Total liabilities and equity	$17,408,475	$13,331,923

See accompanying Notes to Consolidated Financial Statements.

HCP, Inc.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Rental and related revenues	$1,015,867	$917,579	$876,339
Tenant recoveries	92,259	89,012	89,457
Resident fees and services	50,619	32,596	—
Income from direct financing leases	464,704	49,438	51,495
Interest income	99,864	160,163	124,146
Investment management fee income	2,073	4,666	5,312

Total revenues	1,725,386	1,253,454	1,146,749

Costs and expenses:
Depreciation and amortization	356,834	311,218	315,947
Interest expense	419,337	288,650	298,869
Operating	220,172	210,202	183,296
General and administrative	96,150	83,048	77,999
Litigation settlement and provision	125,000	—	101,973
Impairments (recoveries)	15,400	(11,900)	75,389

Total costs and expenses	1,232,893	881,218	1,053,473

Other income, net	12,338	15,818	7,768

Income before income tax expense and equity income from and impairments of investments in unconsolidated joint ventures	504,831	388,054	101,044
Income taxes	(1,249)	(412)	(1,910)
Equity income from unconsolidated joint ventures	46,750	4,770	3,511
Impairments of investments in unconsolidated joint ventures	—	(71,693)	—

Income from continuing operations	550,332	320,719	102,645

Discontinued operations:
Income before impairments and gain on sales of real estate, net of income taxes	1,055	3,751	6,310
Impairments	—	—	(125)
Gain on sales of real estate, net of income taxes	3,107	19,925	37,321

Total discontinued operations	4,162	23,676	43,506

Net income	554,494	344,395	146,151
Noncontrolling interests' share in earnings	(15,603)	(13,686)	(14,461)

Net income attributable to HCP, Inc.	538,891	330,709	131,690
Preferred stock dividends	(21,130)	(21,130)	(21,130)
Participating securities' share in earnings	(2,459)	(2,081)	(1,491)

Net income applicable to common shares	$515,302	$307,498	$109,069

Basic earnings per common share:
Continuing operations	$1.28	$0.93	$0.24
Discontinued operations	0.01	0.08	0.16

Net income applicable to common shares	$1.29	$1.01	$0.40

Diluted earnings per common share:
Continuing operations	$1.28	$0.92	$0.24
Discontinued operations	0.01	0.08	0.16

Net income applicable to common shares	$1.29	$1.00	$0.40

Weighted average shares used to calculate earnings per common share:
Basic	398,446	305,574	274,216

Diluted	400,218	306,900	274,631

See accompanying Notes to Consolidated Financial Statements.

HCP, Inc.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except per share data)

	Preferred Stock		Common Stock			Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)
					Additional Paid-In Capital			Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
January 1, 2009	11,820	$285,173	253,601	$253,601	$4,873,727	$(130,068)	$(81,162)	$5,201,271	$206,569	$5,407,840
Comprehensive income:
Net income	—	—	—	—	—	131,690	—	131,690	14,461	146,151
Change in net unrealized gains (losses) on securities:
Unrealized gains	—	—	—	—	—	—	82,816	82,816	—	82,816
Less reclassification adjustment realized in net income	—	—	—	—	—	—	(4,197)	(4,197)	—	(4,197)
Change in net unrealized gains (losses) on cash flow hedges:
Unrealized gains	—	—	—	—	—	—	179	179	—	179
Less reclassification adjustment realized in net income	—	—	—	—	—	—	781	781	—	781
Change in SERP obligation	—	—	—	—	—	—	(521)	(521)	—	(521)
Foreign currency translation adjustment	—	—	—	—	—	—	(30)	(30)	—	(30)

Total comprehensive income								210,718	14,461	225,179
Issuance of common stock, net	—	—	39,664	39,664	831,552	—	—	871,216	(23,045)	848,171
Repurchase of common stock	—	—	(110)	(110)	(2,575)	—	—	(2,685)	—	(2,685)
Exercise of stock options	—	—	393	393	7,033	—	—	7,426	—	7,426
Amortization of deferred compensation	—	—	—	—	14,388	—	—	14,388	—	14,388
Preferred dividends	—	—	—	—	—	(21,130)	—	(21,130)	—	(21,130)
Common dividends ($1.84 per share)	—	—	—	—	—	(495,942)	—	(495,942)	—	(495,942)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(15,541)	(15,541)
Purchase of noncontrolling interests	—	—	—	—	(4,725)	—	—	(4,725)	(4,372)	(9,097)

December 31, 2009	11,820	285,173	293,548	293,548	5,719,400	(515,450)	(2,134)	5,780,537	178,072	5,958,609
Comprehensive income:
Net income	—	—	—	—	—	330,709	—	330,709	13,686	344,395
Change in net unrealized gains (losses) on securities:
Unrealized gains	—	—	—	—	—	—	937	937	—	937
Less reclassification adjustment realized in net income	—	—	—	—	—	—	(12,742)	(12,742)	—	(12,742)
Change in net unrealized gains (losses) on cash flow hedges:
Unrealized losses	—	—	—	—	—	—	(996)	(996)	—	(996)
Less reclassification adjustment realized in net income	—	—	—	—	—	—	1,453	1,453	—	1,453
Change in SERP obligation	—	—	—	—	—	—	43	43	—	43
Foreign currency translation adjustment	—	—	—	—	—	—	202	202	—	202

Total comprehensive income								319,606	13,686	333,292

HCP, Inc.

CONSOLIDATED STATEMENTS OF EQUITY (Continued)

(In thousands, except per share data)

	Preferred Stock		Common Stock			Cumulative Dividends In Excess Of Earnings	Accumulated Other Comprehensive Income (Loss)
					Additional Paid-In Capital			Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Issuance of common stock, net	—	—	77,278	77,278	2,353,967	—	—	2,431,245	(6,135)	2,425,110
Repurchase of common stock	—	—	(154)	(154)	(4,373)	—	—	(4,527)	—	(4,527)
Exercise of stock options	—	—	253	253	6,064	—	—	6,317	—	6,317
Amortization of deferred compensation	—	—	—	—	14,924	—	—	14,924	—	14,924
Preferred dividends	—	—	—	—	—	(21,130)	—	(21,130)	—	(21,130)
Common dividends ($1.86 per share)	—	—	—	—	—	(569,605)	—	(569,605)	—	(569,605)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(16,049)	(16,049)
Noncontrolling interests in acquired assets	—	—	—	—	—	—	—	—	10,002	10,002
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	8,395	8,395
Other	—	—	—	—	—	—	—	—	709	709

December 31, 2010	11,820	285,173	370,925	370,925	8,089,982	(775,476)	(13,237)	7,957,367	188,680	8,146,047
Comprehensive income:
Net income	—	—	—	—	—	538,891	—	538,891	15,603	554,494
Change in net unrealized gains (losses) on securities:
Unrealized losses	—	—	—	—	—	—	(5,396)	(5,396)	—	(5,396)
Less reclassification adjustment realized in net income	—	—	—	—	—	—	5,396	5,396	—	5,396
Change in net unrealized gains (losses) on cash flow hedges:
Unrealized losses	—	—	—	—	—	—	(4,367)	(4,367)	—	(4,367)
Less reclassification adjustment realized in net income	—	—	—	—	—	—	(1,033)	(1,033)	—	(1,033)
Change in SERP obligation	—	—	—	—	—	—	(495)	(495)	—	(495)
Foreign currency translation adjustment	—	—	—	—	—	—	(450)	(450)	—	(450)

Total comprehensive income								532,546	15,603	548,149
Issuance of common stock, net	—	—	36,683	36,683	1,268,781	—	—	1,305,463	(3,456)	1,302,007
Repurchase of common stock	—	—	(136)	(136)	(4,855)	—	—	(4,991)	—	(4,991)
Exercise of stock options	—	—	1,157	1,157	29,639	—	—	30,797	—	30,797
Amortization of deferred compensation	—	—	—	—	20,034	—	—	20,034	—	20,034
Preferred dividends	—	—	—	—	—	(21,130)	—	(21,130)	—	(21,130)
Common dividends ($1.92 per share)	—	—	—	—	—	(766,559)	—	(766,559)	—	(766,559)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(15,156)	(15,156)
Noncontrolling interests in acquired assets	—	—	—	—	—	—	—	—	1,500	1,500
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	14,028	14,028
Purchase of noncontrolling interests	—	—	—	—	(20,045)	—	—	(20,045)	(14,059)	(34,104)

December 31, 2011	11,820	$285,173	408,629	$408,629	$9,383,536	$(1,024,274)	$(19,582)	$9,033,482	$187,140	$9,220,622

See accompanying Notes to Consolidated Financial Statements.

HCP, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$554,494	$344,395	$146,151
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate, in-place lease and other intangibles:
Continuing operations	356,834	311,218	315,947
Discontinued operations	561	2,229	4,178
Amortization of above and below market lease intangibles, net	(4,510)	(6,378)	(14,780)
Amortization of deferred compensation	20,034	14,924	14,388
Amortization of debt premiums, discounts and issuance costs, net	25,769	9,856	8,328
Straight-line rents	(59,173)	(47,243)	(46,688)
Loan and direct financing lease interest accretion	(93,003)	(69,645)	(39,172)
Deferred rental revenues	(2,319)	(3,984)	12,804
Equity income from unconsolidated joint ventures	(46,750)	(4,770)	(3,511)
Distributions of earnings from unconsolidated joint ventures	3,273	5,373	7,273
Gain upon consolidation of joint venture	(7,769)	—	—
Marketable securities (gains) losses, net	5,396	(14,597)	(8,876)
Gain upon settlement of loans receivable	(22,812)	—	—
Gain on sales of real estate	(3,107)	(19,925)	(37,321)
Derivative (gains) losses, net	(1,226)	1,302	69
Impairments, net of recoveries	15,400	59,793	75,514
Changes in:
Accounts receivable, net	2,590	9,222	4,408
Other assets	27,582	(6,341)	(6,881)
Accrued liability for litigation provision	—	—	101,973
Accounts payable and other accrued liabilities	(47,103)	(4,931)	(18,170)

Net cash provided by operating activities	724,161	580,498	515,634

Cash flows from investing activities:
Cash used in the HCR ManorCare Acquisition, net of cash acquired	(4,026,556)	—	—
Cash used in the HCP Ventures II purchase, net of cash acquired	(135,550)	—	—
Other acquisitions and development of real estate	(198,385)	(304,847)	(96,528)
Leasing costs and tenant and capital improvements	(52,903)	(97,930)	(40,702)
Proceeds from sales of real estate, net	19,183	32,284	72,272
Purchase of an interest in and contributions to unconsolidated joint ventures	(95,000)	(6,565)	(7,975)
Distributions in excess of earnings from unconsolidated joint ventures	2,408	4,365	6,869
Purchases of marketable equity securities	(22,449)	—	—
Proceeds from sales of marketable securities	—	179,215	157,122
Principal repayments on loans receivable and direct financing leases	303,941	63,953	10,952
Investments in loans receivable and direct financing leases, net	(369,939)	(298,085)	(165,494)
(Increase) decrease in restricted cash	(5,234)	(3,319)	2,078

Net cash used in investing activities	(4,580,484)	(430,929)	(61,406)

Cash flows from financing activities:
Net borrowings (repayments) under bank line of credit	454,000	—	(150,000)
Repayments of term loan	—	(200,000)	(320,000)
Issuance of senior unsecured notes	2,400,000	—	—
Issuance of mortgage debt	—	—	1,942
Repayments and repurchases of senior unsecured notes	(292,265)	(206,422)	(7,735)
Repayments of mortgage and other secured debt	(169,783)	(636,096)	(234,080)
Debt discounts and issuance costs	(43,716)	(11,850)	(860)
Net proceeds from the issuance of common stock and exercise of options	1,327,813	2,426,900	852,912
Dividends paid on common and preferred stock	(787,689)	(590,735)	(517,072)
Issuance of noncontrolling interests	14,087	8,395	—
Purchase of noncontrolling interests	(34,104)	—	(9,097)
Distributions to noncontrolling interests	(15,215)	(15,319)	(15,541)

Net cash provided by (used in) financing activities	2,853,128	774,873	(399,531)

Net increase (decrease) in cash and cash equivalents	(1,003,195)	924,442	54,697
Cash and cash equivalents, beginning of year	1,036,701	112,259	57,562

Cash and cash equivalents, end of year	$33,506	$1,036,701	$112,259

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

        The Company is required to continually evaluate its variable interest entity ("VIE") relationships and consolidate these entities when it is determined to be the primary beneficiary of their operations. A VIE is broadly defined as an entity where either (i) the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of an entity that most significantly impact the entity's economic performance or (ii) the equity investment at risk is insufficient to finance that entity's activities without additional subordinated financial support.

        A variable interest holder is considered to be the primary beneficiary of a VIE if it has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. The Company qualitatively assesses whether it is (or is not) the primary beneficiary of a VIE. Consideration of various factors includes, but is not limited to, the Company's ability to direct the activities that most significantly impact the VIE's economic performance, its form of ownership interest, its representation on the VIE's governing body, the size and seniority of its investment, its ability and the rights of other investors to participate in policy making decisions and its ability to replace the manager of and/or liquidate the entity.

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

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Revenue Recognition

        The Company recognizes rental revenue from tenants on a straight-line basis over the lease term when collectibility is reasonably assured and the tenant has taken possession or controls the physical use of the leased asset. If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance that is funded by the Company is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to, the following criteria:

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

        Certain leases provide for additional rents contingent upon a percentage of the facility's revenue in excess of specified base amounts or other thresholds. Such revenue is recognized when actual results reported by the tenant, or estimates of tenant results, exceed the base amount or other thresholds, and only after the contingency has been removed (when the related thresholds are achieved). This may result in the recognition of rental revenue in periods subsequent to when such payments are received.

        Tenant recoveries related to the reimbursement of real estate taxes, insurance, repairs and maintenance, and other operating expenses are recognized as revenue in the period the expenses are incurred. The reimbursements are recognized and presented gross, as the Company is generally the primary obligor and, with respect to purchasing goods and services from third-party suppliers, has discretion in selecting the supplier and bears the associated credit risk.

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

        Resident fee revenue is recorded when services are rendered and includes resident room and care charges, community fees and other resident charges. Residency agreements are generally for a term of 30 days to one year, with resident fees billed monthly. Revenue for certain care related services is recognized as services are provided and is billed monthly in arrears.

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

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

straight-line rent amounts, the Company's assessment is based on amounts estimated to be recoverable over the term of the lease.

        The Company receives management fees from its investments in certain joint venture entities for various services it provides as the managing member. Management fees are recorded as revenue when management services have been performed. Intercompany profit for management fees is eliminated.

        The Company recognizes gain on sales of real estate upon the closing of a transaction with the purchaser. Gains on properties sold are recognized using the full accrual method when the collectibility of the sales price is reasonably assured, the Company is not obligated to perform additional activities that may be considered significant, the initial investment from the buyer is sufficient and other profit recognition criteria have been satisfied. Gain on sales of real estate may be deferred in whole or in part until the requirements for gain recognition have been met.

        The Company uses the direct finance method of accounting to record income from direct financing leases ("DFLs"). For leases accounted for as DFLs, the future minimum lease payments are recorded as a receivable. Unearned income represents the net investment in the DFL, less the sum of minimum lease payments receivable and the estimated residual values of the leased properties. Unearned income is deferred and amortized to income over the lease terms to provide a constant yield when collectibility of the lease payments is reasonably assured. Investments in DFLs are presented net of unamortized and unearned income.

        Loans receivable are classified as held-for-investment based on management's intent and ability to hold the loans for the foreseeable future or to maturity. Loans held-for-investment are carried at amortized cost and are reduced by a valuation allowance for estimated credit losses as necessary. The Company recognizes interest income on loans, including the amortization of discounts and premiums, using the interest method. The interest method is applied on a loan-by-loan basis when collectibility of the future payments is reasonably assured. Premiums and discounts are recognized as yield adjustments over the life of the related loans. Loans are transferred from held-for-investment to held-for-sale when management's intent is to no longer hold the loans for the foreseeable future. Loans held-for-sale are recorded at the lower of cost or fair value.

        Allowances are established for loans and DFLs based upon an estimate of probable losses for the individual loans and DFLs deemed to be impaired. Loans and DFLs are impaired when it is deemed probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan or lease. An allowance is based upon the Company's assessment of the borrower's or lessee's overall financial condition; economic resources and payment record; the prospects for support from any financially responsible guarantors; and, if appropriate, the realizable value of any collateral. These estimates consider all available evidence including the expected future cash flows discounted at the loan's or DFL's effective interest rate, fair value of collateral, general economic conditions and trends, historical and industry loss experience, and other relevant factors, as appropriate.

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

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Real Estate

        The Company's real estate assets, consisting of land, buildings and improvements are recorded at their fair value. The assumed liabilities, acquired tangible assets and identifiable intangibles are also recorded at their fair value. The Company assesses fair value based on cash flow projections that utilize appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, as well as market and economic conditions. The fair value of tangible assets of an acquired property is based on the value of the property as if it is vacant.

        The Company records acquired "above and below market" leases at their fair value using discount rates which reflect the risks associated with the leases acquired. The amount recorded is based on the present value of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management's estimate of fair market lease rates for each in-place lease, measured over a period equal to the remaining term of the lease for above market leases and the initial term plus the extended term for any leases with bargain renewal options. Other intangible assets acquired include amounts for in-place lease values that are based on the Company's evaluation of the specific characteristics of each property and the respective tenant's lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes estimates of lost rents at estimated market rates during the hypothetical expected lease-up periods, which are dependent on local market conditions and expected trends. In estimating costs to execute similar leases, the Company considers leasing commissions, legal and other related costs.

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

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Impairment of Long-Lived Assets and Goodwill

        The Company assesses the carrying value of real estate assets and related intangibles ("real estate assets"), whenever events or changes in circumstances indicate that the carrying value of such asset or asset group may not be recoverable. The Company tests its real estate assets for impairment by comparing the sum of the expected future undiscounted cash flows to the carrying value of the real estate asset or asset group. If the carrying value exceeds the expected future undiscounted cash flows, an impairment loss will be recognized by adjusting the carrying value of the real estate asset or asset group to its fair value.

        Goodwill is tested for impairment at least annually. If it is determined, based on certain qualitative factors, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company applies the second step of the two-step approach. Potential impairment indicators and qualitative factors include a significant decline in real estate valuations, restructuring plans, current macroeconomic conditions, state of the equity and capital markets or a significant decline in the value of the Company's market capitalization. The second step of the two-step approach requires the fair value of a reporting unit to be allocated to all the assets and liabilities of the reporting unit as if it had been acquired in a business combination at the date of the impairment test. The excess fair value of the reporting unit over the fair value of assets and liabilities is the implied value of goodwill and is used to determine the amount of impairment. The Company selected the fourth quarter of each fiscal year to perform its annual impairment test.

  Assets Held-for-Sale and Discontinued Operations

        Certain long-lived assets are classified as held-for-sale and are reported at the lower of their carrying value or their fair value less costs to sell and are no longer depreciated. Discontinued operations is a component of an entity that has either been disposed of or is deemed to be held-for-sale and, (i) the operations and cash flows of the component have been or will be eliminated from ongoing operations as a result of the disposal transaction, and (ii) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction.

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

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

applicable, any estimated debt premiums or discounts. Capitalization rates, discount rates and credit spreads utilized in these models are based upon assumptions that the Company believes to be within a reasonable range of current market rates for the respective investments.

  Share-Based Compensation

        Compensation expense for share-based awards granted to employees, including grants of employee stock options, are recognized in the consolidated statements of income based on their grant date fair market value. Compensation expense for awards with graded vesting schedules is generally recognized ratably over the period from the grant date to the date when the award is no longer contingent on the employee providing additional services.

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

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

underlying forecasted transaction will not occur, the Company discontinues hedge accounting prospectively and records the appropriate adjustment to earnings based on the current fair value of the derivative.

  Income Taxes

        HCP, Inc. elected REIT status and believes it has always operated so as to continue to qualify as a REIT under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the "Code"). Accordingly, HCP, Inc. will not be subject to U.S. federal income tax, provided that it continues to qualify as a REIT and makes distributions to stockholders equal to or in excess of its taxable income. In addition, the Company has formed several consolidated subsidiaries, which have elected REIT status. HCP, Inc. and its consolidated REIT subsidiaries are each subject to the REIT qualification requirements under Sections 856 to 860 of the Code. If any REIT fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates and may be ineligible to qualify as a REIT for four subsequent tax years.

        HCP, Inc. and its consolidated REIT subsidiaries are subject to state and local income taxes in some jurisdictions, and in certain circumstances each REIT may also be subject to federal excise taxes on undistributed income. In addition, certain activities that the Company undertakes may be conducted by entities which elect to be treated as taxable REIT subsidiaries ("TRSs"). TRSs are subject to both federal and state income taxes. The Company recognizes tax penalties relating to unrecognized tax benefits as additional income tax expense. Interest relating to unrecognized tax benefits is recognized as interest expense.

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

  Capital Raising Issuance Costs

        Costs incurred in connection with the issuance of common shares are recorded as a reduction of additional paid-in capital. Costs incurred in connection with the issuance of preferred shares are recorded as a reduction of the preferred stock amount. Debt issuance costs are deferred, included in other assets and amortized to interest expense over the remaining term of the related debt utilizing the interest method.

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

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

noncontrolling interest is included in consolidated net income on the face of the consolidated statements of income and, upon a gain or loss of control, the interest purchased or sold, as well as any interest retained, is recorded at its fair value with any gain or loss recognized in earnings.

        The Company consolidates non-managing member limited liability companies ("DownREITs") because it exercises control, and noncontrolling interests in these entities are carried at cost. The non-managing member LLC Units ("DownREIT units") are exchangeable for an amount of cash approximating the then-current market value of shares of the Company's common stock or, at the Company's option, shares of the Company's common stock (subject to certain adjustments, such as stock splits and reclassifications). Upon exchange of DownREIT units for the Company's common stock, the carrying amount of the DownREIT units is reclassified to stockholders' equity.

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

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        If quoted market prices or inputs are not available, fair value measurements are based upon valuation models that utilize current market or independently sourced market inputs, such as interest rates, option volatilities, credit spreads and/or market capitalization rates. Items valued using such internally-generated valuation techniques are classified according to the lowest level input that is significant to the fair value measurement. As a result, the asset or liability could be classified in either Level 2 or Level 3 even though there may be some significant inputs that are readily observable. Internal fair value models and techniques used by the Company include discounted cash flow and Black-Scholes valuation models. The Company also considers its counterparty's and own credit risk on derivatives and other liabilities measured at their fair value. The Company has elected the mid-market pricing expedient when determining fair value.

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

  Recent Accounting Pronouncements

        In April 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2011-02, A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring ("ASU 2011-02"). The amendments in this update clarify, among other things, the guidance on a creditor's evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. The adoption of ASU 2011-02 on July 1, 2011 did not have an impact on the Company's consolidated financial position or results of operations.

        In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"). The amendments in this update result in additional fair value measurement and disclosure requirements within U.S. GAAP and IFRS. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The Company does not expect the adoption of ASU 2011-04 on January 1, 2012 to have an impact on its consolidated financial position or results of operations.

        In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income ("ASU 2011-05"). The amendments require that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. In December 2011, the FASB deferred portions of this update in its issuance of ASU 2011-12 (see discussion below). The Company does not expect the adoption of ASU 2011-05 on January 1, 2012 to have an impact on its consolidated financial position or results of operations.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment ("ASU 2011-08"). The amendments in the update permit an entity to first assess qualitative factors when determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount and whether it is necessary to perform the second step of the two-step goodwill impairment test described in Topic 350. The early adoption of ASU 2011-08 on December 31, 2011 did not have an impact on the Company's consolidated financial position or results of operations.

        In December 2011, the FASB issued Accounting Standards Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 ("ASU 2011-12"). The amendment requires that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The Company does not expect the adoption of ASU 2011-12 on January 1, 2012 to have an impact on its consolidated financial position or results of operations.

  Reclassifications

        Certain amounts in the Company's consolidated financial statements for prior periods have been reclassified to conform to the current period presentation. Assets sold or held-for-sale and associated liabilities have been reclassified on the consolidated balance sheets and operating results reclassified from continuing to discontinued operations. As a result of the Company's joint venture with Brookdale Senior Living, Inc. ("Brookdale") in a structure permitted by the Housing and Economic Recovery Act of 2008 (commonly referred to as "RIDEA") on September 1, 2011, facility-level revenues from 21 senior housing communities are presented in "resident fees and services" on the consolidated income statements; all facility-level resident fee and service revenue previously reported in "rental and related revenues" has been reclassified to "resident fees and services" (see Note 12 for additional information regarding the 21 RIDEA facilities).

(3)   HCR ManorCare Acquisition

        On April 7, 2011, the Company completed its acquisition of substantially all of the real estate assets of HCR ManorCare, Inc. ("HCR ManorCare"), for a purchase price of $6.0 billion (the "HCR ManorCare Acquisition"). The purchase price consisted of the following: (i) $4 billion in cash consideration; and (ii) $2 billion representing the fair value of the Company's HCR ManorCare debt investments that were settled as part of this acquisition. Through this transaction, the Company acquired 334 HCR ManorCare post-acute, skilled nursing and assisted living facilities. The facilities are located in 30 states, with the highest concentrations in Ohio, Pennsylvania, Florida, Illinois and Michigan. A wholly-owned subsidiary of HCR ManorCare operates the assets pursuant to a long-term triple-net master lease agreement supported by a guaranty from HCR ManorCare. Additionally, the Company exercised its option to purchase an ownership interest of HCR ManorCare for $95 million that represented a 9.9% equity interest at closing.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The HCR ManorCare Acquisition total purchase price is as follows (in thousands):

April 7, 2011
Payment of aggregate cash consideration, net of cash acquired	$3,801,624
HCP's loan investments in HCR ManorCare's debt settled at fair value(1)	1,990,406
Assumed HCR ManorCare accrued liabilities at fair value(2)	224,932

Total purchase consideration	$6,016,962

Legal, accounting and other fees and costs(3)	$26,839

(1)
The Company recognized a gain of approximately $23 million, included in interest income, which represents the fair value of the Company's existing mezzanine and mortgage loan investments in HCR ManorCare in excess of its carrying value on the acquisition date.

(2)
In August 2011, the Company paid or refunded these amounts to certain taxing authorities or the seller. These August 2011 cash payments are included in the "cash used in the HCR ManorCare Acquisition, net of cash acquired" that is presented in the consolidated statements of cash flows under investing activities.

(3)
Represents estimated fees and costs of $15.5 million and $11.3 million that were expensed and included in general and administrative expense and interest expense, respectively. These charges are directly attributable to the transaction and represent non-recurring costs.

        The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date of April 7, 2011 (in thousands):

Assets acquired
Net investments in direct financing leases	$6,002,074
Cash and cash equivalents	6,996
Intangible assets	14,888

Total assets acquired	6,023,958

Total liabilities assumed	224,932

Net assets acquired	$5,799,026

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

        The assets and liabilities of the Company's investments related to HCR ManorCare and the related results of operations are included in the consolidated financial statements from the April 7, 2011 acquisition date. From the acquisition date to December 31, 2011, the Company has recognized revenues and earnings from its investments related to HCR ManorCare of $411.8 million and $456.8 million, respectively.

  Pro Forma Results of Operations

        The following unaudited pro forma consolidated results of operations assume that the HCR ManorCare Acquisition, including the Company's ownership interest in the operations of HCR

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ManorCare, was completed as of January 1 for each of the periods presented below (in thousands, except per share amounts):

	Year Ended December 31,
	2011	2010
Revenues	$1,820,645	$1,704,147
Net income	655,352	745,119
Net income applicable to HCP, Inc.	639,749	731,433
Basic earnings per common share	$1.52	$1.86
Diluted earnings per common share	1.51	1.85

(4)   Other Real Estate Property Investments

        A summary of acquisitions for the year ended December 31, 2011 follows (in thousands):

	Consideration			Assets Acquired
Acquisitions	Cash Paid	Debt Assumed	Noncontrolling Interest	Real Estate	Net Intangibles
Life science	$84,087	$57,869	$—	$133,210	$8,746
Medical office	29,743	—	1,500	26,191	5,052

	$113,830	$57,869	$1,500	$159,401	$13,798

        During the year ended December 31, 2011, the Company funded an aggregate of $127 million for construction, tenant and other capital improvement projects, primarily in the life science and medical office segments. During the year ended December 31, 2011, two of the Company's life science facilities located in South San Francisco were placed in service representing 88,000 square feet.

        A summary of acquisitions for the year ended December 31, 2010 follows (in thousands):

	Consideration					Assets Acquired
Acquisitions	Cash Paid	Debt Assumed		DownREIT Units	Other Noncontrolling Interest	Real Estate	Net Intangibles
Senior housing	$143,926	$—		$—	$—	$141,500	$2,426
Life science	40,563	—		7,341	190	43,017	5,077
Medical office	27,463	33,503	(1)	1,926	735	57,390	6,237

	$211,952	$33,503		$9,267	$925	$241,907	$13,740

(1)
Debt assumed includes a related interest-rate swap liability with a fair value of $3.2 million, at acquisition.

        During the year ended December 31, 2010, the Company funded an aggregate of $135 million for construction, tenant and other capital improvement projects, primarily in the life science and medical office segments. During the year ended December 31, 2010, three of the Company's life science facilities located in South San Francisco were placed into service representing 329,000 square feet.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5)   Dispositions of Real Estate and Discontinued Operations

  Dispositions of Real Estate

        During the year ended December 31, 2011, the Company sold three senior housing facilities for $19 million. During the year ended December 31, 2010, the Company sold 14 properties for $56 million, which were made from the following segments: (i) $28 million of senior housing; (ii) $15 million of hospital; (iii) $10 million of post-acute/skilled nursing; and (iv) $3 million of medical office.

  Results from Discontinued Operations

        The following table summarizes operating income from discontinued operations, impairments and gain on sales of real estate included in discontinued operations (dollars in thousands):

	Year Ended December 31,
	2011	2010	2009
Rental and related revenues	$1,587	$6,045	$14,111

Depreciation and amortization expenses	561	2,229	4,178
Operating expenses	1	219	3,201
Other income (expense), net	(30)	(154)	422

Income before impairments and gain on sales of real estate, net of income taxes	$1,055	$3,751	$6,310

Impairments	$—	$—	$125

Gain on sales of real estate, net of income taxes	$3,107	$19,925	$37,321

Number of properties held-for-sale	—	3	17
Number of properties sold	3	14	14

Number of properties included in discontinued operations	3	17	31

(6)   Net Investment in Direct Financing Leases

        The components of net investment in DFLs consisted of the following (dollars in thousands):

	December 31,
	2011		2010
Minimum lease payments receivable	$25,744,161	(1)	$1,266,129
Estimated residual values	4,010,514		409,270
Less unearned income	(23,026,898)		(1,065,738)

Net investment in direct financing leases	$6,727,777		$609,661

Properties subject to direct financing leases	361		27

(1)
The minimum lease payments receivable are primarily attributable to HCR ManorCare ($24.5 billion). The triple-net lease with HCR ManorCare provides for rent in the first year of $472.5 million. The rent increases by 3.5% per year after each of the first five years and by 3% for the remaining portion of the initial lease term. The properties are grouped into four pools, and HCR ManorCare has a one-time extension option for each pool with rent increased for the first year of the extension option to the greater of fair market rent or a 3% increase over the rent for the prior year. Including the extension options, which the Company determined to be bargain renewal options, the asset pools have total available terms ranging from 23 to 35 years.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        On April 7, 2011, the Company completed the acquisition of 334 HCR ManorCare properties subject to a single master lease that the Company classified as a DFL. See discussion of the HCR ManorCare Acquisition in Note 3.

        Certain leases contain provisions that allow the tenants to elect to purchase the properties during or at the end of the lease terms for the aggregate initial investment amount plus adjustments, if any, as defined in the lease agreements. Certain leases also permit the Company to require the tenants to purchase the properties at the end of the lease terms.

        Lease payments previously due to the Company relating to three land-only DFLs, along with the land, were subordinate to and served as collateral for first mortgage construction loans entered into by Erickson Retirement Communities and its affiliate entities ("Erickson") to fund development costs related to the properties. On October 19, 2009, Erickson filed for bankruptcy protection, which included a plan of reorganization. In December 2009, the Company concluded that it was appropriate to reduce the carrying value of these assets to a nominal amount. In February 2010, the Company entered into a settlement agreement with Erickson which was subsequently approved by the bankruptcy court. In April 2010, the reorganization was completed, which resulted in the Company (i) retaining deposits held by the Company with balances of $5 million and (ii) receiving an additional $9.6 million. As a result, the Company recognized aggregate income of $11.9 million in impairment recoveries in 2010, which represented the reversal of a portion of the allowances established pursuant to the previous December 2009 impairment charges of $63.1 million related to its investments in the three DFLs and participation interest in the senior construction loan.

        Future minimum lease payments contractually due under direct financing leases at December 31, 2011, were as follows (in thousands):

Year	Amount
2012	$532,561
2013	545,219
2014	563,994
2015	583,418
2016	603,513
Thereafter	22,915,456

$25,744,161

(7)   Loans Receivable

        The following table summarizes the Company's loans receivable (in thousands):

	December 31,
	2011			2010
	Real Estate Secured	Other Secured	Total	Real Estate Secured	Other Secured	Total
Mezzanine	$—	$90,148	$90,148	$—	$1,144,485	$1,144,485
Other	35,643	—	35,643	1,030,454	—	1,030,454
Unamortized discounts, fees and costs	(1,040)	(1,088)	(2,128)	(107,549)	(61,127)	(168,676)
Allowance for loan losses	—	(13,410)	(13,410)	—	(3,397)	(3,397)

	$34,603	$75,650	$110,253	$922,905	$1,079,961	$2,002,866

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Following is a summary of loans receivable secured by real estate at December 31, 2011:

Final Maturity Date	Number of Loans		Payment Terms	Initial Principal Amount	Carrying Amount
				(in thousands)
2013	1		monthly payments of $99,200, accrues interest at 11.50%, and secured by three skilled nursing facilities in Michigan	$8,492	$8,223
2014	1		monthly payments of $16,000, accrues interest at 11.00%, and secured by one skilled nursing facility in Montana	1,900	1,523
2015	1		monthly interest-only payments beginning in 2013 and accrues interest at 8.00%, secured by a hospital in Louisiana	15,640	14,600
2016	4	(1)	aggregate monthly interest-only payments of $54,200 secured by four senior housing facilities located in Tennessee, Maryland, Pennsylvania and Texas that accrue interest at 8.25%	—	9,814
2017	1	(1)	monthly interest-only payments of $2,400, accrues interest at 8.25%, and secured by one senior housing facility in New Jersey	—	443

	8			$26,032	$34,603

(1)
Represents commitments to fund an aggregate of $101 million for five senior housing development projects.

        At December 31, 2011, future contractual principal payments to be received on loans receivable, secured by real estate, are $0.3 million in 2012, $8 million in 2013, $1.5 million in 2014, $16.5 million in 2015, $9.0 million in 2016 and $0.4 million thereafter.

  Cirrus Health Loan

        The Company holds an interest-only, senior secured term loan made to Cirrus Health, an affiliate of the Cirrus Group, LLC ("Cirrus"). The loan had a maturity date of December 31, 2008, with a one-year extension period at the option of the borrower, subject to certain terms and conditions, under which amounts were borrowed to finance the acquisition, development, syndication and operation of new and existing surgical partnerships. The loan is collateralized by all of the assets of the borrower (comprised primarily of interests in partnerships operating surgical facilities, some of which are on the premises of properties owned by the Company or HCP Ventures IV, LLC, an unconsolidated joint venture of the Company) and is supported in part by limited guarantees made by certain post and current principals of Cirrus. Recourse under certain of these guarantees is limited to the guarantors' respective interests in certain entities owning real estate that are pledged to secure such guarantees. At December 31, 2008, the borrower did not meet the conditions necessary to exercise its extension option and did not repay the loan upon maturity. On April 22, 2009, new terms for extending the maturity date of the loan were agreed to, including the payment of a $1.1 million extension fee, and the maturity date was extended to December 31, 2010. In July 2009, the Company issued a notice of default for the borrower's failure to make interest payments. In December 2009, the Company determined that the loan was impaired and recognized a provision for loan loss of $4.3 million. This provision for loan loss resulted from discussions that began in December 2009 to restructure the loan. Effective January 1, 2011, the Company placed the loan on cost-recovery status, under which accrual of interest income is suspended and any payments received from the borrower are applied to reduce the recorded investment in the loan, as the amount and timing of payments from this loan have become

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

less certain. The Company has made various attempts to restructure the loan; however, the Company, borrower and guarantors of the loan could not reach an agreement on the terms and conditions of the restructuring. Further, as a result of: (i) the continued delay and costs associated with sale of certain of the collateral assets (primarily Cirrus' interests in partnerships operating surgical centers); and (ii) the decline in the operating performance and value of certain of Cirrus' collateral assets, the Company concluded that the carrying value of its loan was in excess of the proceeds that can be generated from selling the collateral assets in an orderly liquidation. Therefore, the Company recognized an additional provision for losses of $15.4 million in September 2011 that reduced the combined carrying value of the Company's loan and the related interest receivable to the fair value of the related collateral supporting this loan. Provision for loan loss is recorded in impairments (recoveries). At December 31, 2011 and 2010, the carrying value of this loan was $75.7 million and $93.1 million, respectively. During the years ended December 31, 2011 and 2010, the Company received cash payments from the borrower of $2.1 million and $1.9 million, respectively. During the year ended December 31, 2010, the Company recognized interest income from this loan of $11.7 million.

        A reconciliation of the Company's beginning and ending allowance for the losses related to the Company's senior secured loan to Cirrus follows (in thousands):

Amount
Balance at January 1, 2011	$3,397
Additions(1)	10,013

Balance at December 31, 2011	$13,410

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

        On April 7, 2011, upon closing of the HCR ManorCare Acquisition, the Company's loans to HCR ManorCare were settled, which resulted in additional interest income of $23 million that represents the excess of the loans' fair values above their carrying values at the time of settlement. See Note 3 for additional discussion related to the HCR ManorCare Acquisition.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Genesis HealthCare Loans

        In September and October 2010 the Company purchased participations in a senior loan and mezzanine note of Genesis HealthCare ("Genesis") with par values of $278 million and $50 million, respectively, each at a discount for $250 million and $40 million, respectively. At December 31, 2010, the carrying value of these loans was $293 million.

        The Genesis senior loan paid interest on the par value at LIBOR (subject to a floor of 1.5% increasing to 2.5% by maturity) plus a spread of 4.75% increasing to 5.75% by maturity. The senior loan was secured by all of Genesis' assets. The mezzanine note paid interest on the par value at LIBOR plus a spread of 7.50%. In addition to the coupon interest payments, the mezzanine note required the payment of a termination fee, of which the Company's share prior to the early repayment of this loan was $2.3 million. The mezzanine note was subordinate to the senior loan and secured by an indirect pledge of equity ownership in Genesis' assets.

        On April 1, 2011, the Company received $330.4 million from the early repayment of its loans to Genesis, and recognized additional interest income of $34.8 million, which represents the related unamortized discount and termination fee.

(8)   Investments in and Advances to Unconsolidated Joint Ventures

  HCP Ventures II

        On January 14, 2011, the Company acquired its partner's 65% interest in HCP Ventures II, a joint venture that owned 25 senior housing facilities, becoming the sole owner of the portfolio.

        The HCP Ventures II consideration is as follows (in thousands):

January 14, 2011
Cash paid for HCP Ventures II's partnership interest	$135,550
Fair value of HCP's 35% interest in HCP Ventures II (carrying value of $65,223 at closing)(1)	72,992

Total consideration	$208,542

Estimated fees and costs
Legal, accounting and other fees and costs(2)	$150
Debt assumption fees(3)	500

Total	$650

(1)
The Company recognized a gain of approximately $8 million, included in other income, net, which represents the fair value of the Company's 35% interest in HCP Ventures II in excess of its carrying value on the acquisition date.

(2)
Represents estimated fees and costs that were expensed and included in general and administrative expenses. These charges are directly attributable to the transaction and represent non-recurring costs.

(3)
Represents debt assumption fees that were capitalized as deferred debt costs.

        In accordance with the accounting guidance applicable to acquisitions of the partner's ownership interests that result in consolidation of previously unconsolidated entities, the Company recorded all of the assets and liabilities of HCP Ventures II at their fair value as of the January 14, 2011 acquisition date. The Company utilized relevant market data and valuation techniques to allocate the acquisition date fair value for HCP Ventures II. Relevant market data and valuation techniques included, but were

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

not limited to, market data comparables for capitalization and discount rates, credit spreads and property specific cash flows assumptions. The capitalization and discount rates as well as credit spread assumptions utilized in the Company's valuation model were based on information that it believes to be within a reasonable range of current market data. The following table summarizes the fair values of the HCP Ventures II assets acquired and liabilities assumed as of the acquisition date of January 14, 2011 (in thousands):

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

  Summary of Unconsolidated Joint Venture Information

        The Company owns interests in the following entities that are accounted for under the equity method at December 31, 2011 (dollars in thousands):

Entity(1)	Investments	Investment(2)	Ownership%
HCR ManorCare	post-acute/skilled nursing operations	$97,763	9.9(3)
HCP Ventures III, LLC	13 medical office buildings ("MOBs")	8,720	30
HCP Ventures IV, LLC	54 MOBs and 4 hospitals	35,272	20
HCP Life Science(4)	4 life science facilities	66,522	50-63
Horizon Bay Hyde Park, LLC	1 senior housing development	7,086	72
Suburban Properties, LLC	1 MOB	7,736	67
Advances to unconsolidated joint ventures, net		953

		$224,052

Edgewood Assisted Living Center, LLC	1 senior housing facility	$(356)	45
Seminole Shores Living Center, LLC	1 senior housing facility	(608)	50

		$(964)

(1)
These entities are not consolidated because the Company does not control, through voting rights or other means, the joint ventures. See Note 2 regarding the Company's accounting principles of consolidation.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        Summarized combined financial information for the Company's unconsolidated joint ventures follows (in thousands):

	December 31,
	2011(1)	2010(2)
Real estate, net	$3,806,187	$1,633,209
Goodwill	3,243,100	—
Other assets, net	2,554,590	131,714

Total assets	$9,603,877	$1,764,923

Capital lease obligations and other debt	$6,373,500	$—
Mortgage debt	498,243	1,148,839
Accounts payable	1,083,581	32,120
Other partners' capital	1,465,536	415,697
HCP's capital(3)	183,017	168,267

Total liabilities and partners' capital	$9,603,877	$1,764,923

(1)
Includes the financial information of HCR ManorCare, in which the Company acquired an interest for $95 million that represented a 9.3% equity interest (adjusted for dilution for certain equity awards) on April 7, 2011.

(2)
Includes the financial information of HCP Ventures II, which was consolidated on January 14, 2011.

(3)
The combined basis difference of the Company's investments in these joint ventures of $39 million, as of December 31, 2011, is primarily attributable to goodwill, real estate, capital lease obligations, deferred tax assets and lease related net intangibles.

	Year Ended December 31,(1)
	2011(2)	2010	2009
Total revenues	$4,388,376	$172,972	$184,102
Net loss(3)(4)	(827,306)	(54,237)	(341)
HCP's share in earnings(3)(4)	46,750	4,770	3,511
HCP's impairment of its investment in HCP Ventures II(4)	—	(71,693)	—
Fees earned by HCP	2,073	4,666	5,312
Distributions received by HCP	5,681	9,738	14,142

(1)
Includes the financial information of HCP Ventures II, through January 14, 2011, at which time it was consolidated.

(2)
Includes the financial information of HCR ManorCare, in which the Company acquired an interest for $95 million that represented a 9.3% equity interest (adjusted for dilution for certain equity awards) on April 7, 2011.

(3)
The combined net loss for the year ended December 31, 2011, includes impairments, net of the related tax benefit, of $865 million related to HCR ManorCare's goodwill and intangible assets. The impairments at the operating entity were the result of reduced cash flows primarily caused by the reimbursement reductions for the Medicare skilled nursing facility Prospective Payment System announced by the Centers for Medicare & Medicaid Services (CMS) effective October 1, 2011.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  These reimbursement reductions were previously considered in the Company's underwriting assumptions for its initial investments in the operations of HCR ManorCare; therefore, the impairments are not considered to be part of the Company's basis in its investment. As such, HCR ManorCare's impairments during the year ended December 31, 2011 did not have an impact on the Company's share of earnings from or its investment in HCR ManorCare.

(4)
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

(9)   Intangibles

        At December 31, 2011 and 2010, intangible lease assets, comprised of lease-up intangibles, above market tenant lease intangibles, below market ground lease intangibles and intangible assets related to non-compete agreements, were $574.0 million and $511.4 million, respectively. At December 31, 2011 and 2010, the accumulated amortization of intangible assets was $200.2 million and $195.0 million, respectively. The remaining weighted average amortization period of intangible assets was 11 years and nine years at December 31, 2011 and 2010, respectively.

        At December 31, 2011 and 2010, intangible lease liabilities, comprised of below market lease intangibles and above market ground lease intangibles, were $219.6 million and $233.5 million, respectively. At December 31, 2011 and 2010, the accumulated amortization of intangible liabilities was $95.5 million and $85.4 million, respectively. The remaining weighted average amortization period of unfavorable market lease intangibles was approximately eight years at both December 31, 2011 and 2010.

        For the years ended December 31, 2011, 2010 and 2009, rental income includes additional revenues of $6.2 million, $8.2 million and $16.3 million, respectively, from the amortization of net below market lease intangibles. For the years ended December 31, 2011, 2010 and 2009, operating expenses include additional expense of $0.6 million, $0.4 million and $0.4 million, respectively, from the amortization of net above market ground lease intangibles. For the years ended December 31, 2011, 2010 and 2009, depreciation and amortization expense includes additional expense of $44.8 million, $45.7 million and $63.3 million, respectively, from the amortization of lease-up and non-compete agreement intangibles.

        On October 5, 2006, the Company acquired CNL Retirement Properties, Inc. ("CRP") in a merger. Through the purchase method of accounting, the Company allocated $35 million to above-market lease intangibles related to 15 senior housing facilities that were operated by Sunrise Senior Living, Inc. and its subsidiaries ("Sunrise"). In June 2009, in a subsequent review of the related calculations of the relative fair value of these lease intangibles, the Company identified valuation errors, which resulted in an aggregate overstatement of the above-market lease intangible assets and an aggregate understatement of building and improvements of $28 million. In the periods from October 5, 2006 through March 31, 2009, these errors resulted in an understatement of rental and related revenues and depreciation expense of approximately $6 million and $2 million, respectively. The Company recorded the related corrections in June 2009, and determined that such misstatements to the Company's results of operations or financial position during the periods from October 5, 2006 through June 30, 2009 were immaterial.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Estimated aggregate amortization of intangible assets and liabilities for each of the five succeeding fiscal years and thereafter follows (in thousands):

	Intangible Assets	Intangible Liabilities
2012	$52,327	$17,841
2013	50,087	17,387
2014	47,386	16,925
2015	44,560	16,391
2016	41,571	15,931
Thereafter	137,832	39,667

	$373,763	$124,142

(10) Other Assets

        The Company's other assets consisted of the following (in thousands):

	December 31,
	2011	2010
Straight-line rent assets, net of allowance of $34,457 and $35,190, respectively	$266,620	$206,862
Leasing costs, net	92,288	86,676
Deferred debt issuance costs, net	35,649	23,541
Goodwill	50,346	50,346
Marketable equity securities	17,053	—
Other	23,502	55,461

Total other assets	$485,458	$422,886

        In June 2011 the Company purchased approximately $22.4 million of marketable equity securities. At December 31, 2011, the Company incurred a $5.4 million impairment for these securities as it concluded the deficiency in value of such securities below their carrying value was other-than-temporary.

        During the year ended December 31, 2010, the Company sold marketable debt securities for $174.2 million, which resulted in gains of approximately $13.4 million. During the year ended December 31, 2010, the Company sold marketable equity securities for $4.8 million, which resulted in gains of approximately $1.1 million. Realized gains, losses and impairments on marketable securities are included in other income, net in the consolidated statements of income.

(11) Debt

  Bank Line of Credit and Term Loan

        The Company's revolving line of credit facility provides for an aggregate borrowing capacity of $1.5 billion and matures on March 11, 2015, with a one-year committed extension option. The Company has the right to increase the commitments under the revolving line of credit facility by an aggregate amount of up to $500 million, subject to customary conditions. Borrowings under this revolving line of credit facility accrue interest at a rate per annum equal to LIBOR plus a margin that depends on the Company's debt ratings. The Company pays a facility fee on the entire revolving

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

commitment that depends upon its debt ratings. Based on the Company's debt ratings at December 31, 2011, the margin on the revolving line of credit facility was 1.50% and the facility fee was 0.30%. At December 31, 2011, the Company had $454 million outstanding under this revolving line of credit facility with a weighted-average effective interest rate of 2.26%.

        The Company's revolving line of credit facility contains certain financial restrictions and other customary requirements, including cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the agreement (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit the ratio of Secured Debt to Consolidated Total Asset Value to 30%, (iii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 60%, (iv) require a minimum Fixed Charge Coverage ratio of 1.5 times, and (v) require a formula-determined Minimum Consolidated Tangible Net Worth of $8.0 billion at December 31, 2011. At December 31, 2011, the Company was in compliance with each of these restrictions and requirements of the revolving line of credit facility.

        On March 10, 2010, the Company repaid the total outstanding indebtedness of $200 million under its term loan. The term loan had an original maturity of August 1, 2011. As a result of the early repayment of the term loan, the Company recognized a charge of $1.3 million related to unamortized issuance costs in interest expense. At the time the term loan was paid off, it accrued interest at a rate per annum equal to LIBOR plus 2.00%.

  Senior Unsecured Notes

        At December 31, 2011, the Company had senior unsecured notes outstanding with an aggregate principal balance of $5.4 billion. At December 31, 2011, interest rates on the notes ranged from 1.45% to 7.07% with a weighted average effective rate of 5.70% and a weighted average maturity of 6.34 years. Discounts and premiums are amortized to interest expense over the term of the related senior unsecured notes. The senior unsecured notes contain certain covenants including limitations on debt, cross-acceleration provisions and other customary terms. As of December 31, 2011, the Company believes it was in compliance with these covenants.

        In September 2010, the Company repaid $200 million of maturing senior unsecured notes, which accrued interest at a rate of 4.88%.

        On January 24, 2011, the Company issued $2.4 billion of senior unsecured notes as follows: (i) $400 million of 2.70% notes due 2014; (ii) $500 million of 3.75% notes due 2016; (iii) $1.2 billion of 5.375% notes due 2021; and (iv) $300 million of 6.75% notes due 2041. The notes have a weighted average maturity of 10.3 years and a weighted average yield of 4.83%; net proceeds from the offering were $2.37 billion.

        In September 2011, the Company repaid $292 million of maturing senior unsecured notes, which accrued interest at a rate of 4.82%.

        On January 23, 2012, the Company issued $450 million of 3.75% senior unsecured notes due 2019; net proceeds from the offering were $444 million.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following is a summary of senior unsecured notes outstanding by maturity date at December 31, 2011 (dollars in thousands):

Maturity	Principal Amount	Weighted Average Interest Rate
2012	$250,000	6.67%
2013	550,000	5.81
2014	487,000	3.28
2015	400,000	6.64
2016	900,000	5.07
2017	750,000	6.04
2018	600,000	6.83
2021	1,200,000	5.53
Thereafter	300,000	6.89

	5,437,000
Discounts, net	(20,937)

	$5,416,063

  Mortgage and Other Secured Debt

        At December 31, 2011, the Company had $1.8 billion in aggregate principal amount of mortgage debt outstanding that is secured by 138 healthcare facilities (including redevelopment properties) that had a carrying value of $2.2 billion. At December 31, 2011, interest rates on the mortgage debt range from 1.96% to 8.78% with a weighted average effective interest rate of 6.12% and a weighted average maturity of 4.37 years.

        On August 3, 2009, the Company obtained $425 million in secured debt financing in connection with the Company's purchase of a $720 million (par value) participation in the first mortgage debt of HCR ManorCare. On December 27, 2010, the Company repaid this debt in full. This debt had an original maturity date in January 2013.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following is a summary of mortgage debt outstanding by maturity date at December 31, 2011 (dollars in thousands):

Maturity	Amount	Weighted Average Interest Rate
2012	$66,761	4.91%
2013	367,374	6.04
2014	183,758	5.74
2015	302,102	6.01
2016	285,586	6.92
2017	512,460	6.10
2018	5,747	5.90
2019	1,184	N/A
2020	1,276	N/A
2021	4,242	5.57
Thereafter	47,778	5.18

	1,778,268
Discounts, net	(13,697)

	$1,764,571

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

  Other Debt

        At December 31, 2011, the Company had $88 million of non-interest bearing life care bonds at two of its CCRCs and non-interest bearing occupancy fee deposits at two of its senior housing facility, all of which were payable to certain residents of the facilities (collectively, "Life Care Bonds"). At December 31, 2011, $31 million of the Life Care Bonds are refundable to the residents upon the resident moving out or to their estate upon death, and $57 million of the Life Care Bonds are refundable after the unit is successfully remarketed to a new resident.

  Debt Maturities

        The following table summarizes the Company's stated debt maturities and scheduled principal repayments at December 31, 2011 (in thousands):

Year	Line of Credit	Senior Unsecured Notes	Mortgage Debt	Total(1)
2012	$—	$250,000	$66,761	$316,761
2013	—	550,000	367,374	917,374
2014	—	487,000	183,758	670,758
2015	454,000	400,000	302,102	1,156,102
2016	—	900,000	285,586	1,185,586
Thereafter	—	2,850,000	572,687	3,422,687

	454,000	5,437,000	1,778,268	7,669,268
(Discounts) and premiums, net	—	(20,937)	(13,697)	(34,634)

	$454,000	$5,416,063	$1,764,571	$7,634,634

(1)
Excludes $88 million of other debt that represents non-interest bearing Life Care Bonds and occupancy fee deposits at certain of the Company's senior housing facilities, which have no scheduled maturities.

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

        On May 3, 2007, Ventas, Inc. ("Ventas") filed a complaint against the Company in the United States District Court for the Western District of Kentucky alleging, among other things, that the

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company interfered with Ventas's prospective business advantage in connection with Ventas's 2007 acquisition of Sunrise Senior Living Real Estate Investment Trust ("Sunrise REIT"). Ventas sought compensatory damages in excess of $300 million plus punitive damages. Prior to the jury deliberations, the District Court dismissed, among other rulings, Ventas's claim for punitive damages. On September 4, 2009, the jury returned a verdict in favor of Ventas in the amount of approximately $102 million. The Company recognized $102 million as a provision for litigation expense during the three months ended September 30, 2009. Both Ventas and the Company appealed various rulings of the District Court and the jury verdict to the United States Sixth Circuit Court of Appeals. On May 17, 2011, the Sixth Circuit Court of Appeals held that the District Court erred by not submitting Ventas's claim for punitive damages to the jury, and affirmed the District Court's judgment in all other respects. On August 23, 2011, the Company paid Ventas $102 million resulting from the jury verdict. On November 9, 2011, the Company and Ventas settled all claims relating to the litigation and the Company paid $125 million to Ventas in addition to the $102 million paid in August 2011.

        On June 29, 2009, several of the Company's subsidiaries, together with three of its tenants, filed complaints in the Delaware Court of Chancery (the "Court of Chancery") against Sunrise Senior Living, Inc. and three of its subsidiaries ("Sunrise"). One of the complaints, which related to four of the 64 communities subject to the dispute, was removed on July 24, 2009 to the United States District Court for the Eastern District of Virginia (the "Virginia District Court"). On April 30, 2010, the Virginia District Court dismissed all claims before it, and each party filed a notice of appeal regarding the decision with the United States Court of Appeals for the Fourth Circuit.

        On August 31, 2010, the Company entered into agreements with Sunrise in which: (i) the Company acquired the right to terminate management contracts on 27 of the 75 senior housing communities owned by the Company (these 27 communities were leased to tenants that had entered into management contracts with Sunrise); (ii) Sunrise agreed to limit certain fees and charges associated with the in-place management contracts of the remaining 48 communities, where such limitations were consistent with the parties' budgetary rights and obligations under existing agreements; (iii) the Company agreed to fund certain capital expenditures at the remaining 48 communities, and (iv) both parties dismissed all of the previous litigation proceedings that were filed against each other. The Company agreed to pay Sunrise $50 million for the right to terminate the management contracts of the 27 communities; after taking into account the rights to approximately $9 million of working capital that the Company received in conjunction with acquiring these termination rights, the net cost to acquire the termination rights was $41 million. The Company had marketed for lease the 27 communities to a limited group of operators, and prior to August 31, 2010, had received a favorable bid and an executed non-binding term sheet from Emeritus Corporation ("Emeritus"). On October 18, 2010, the Company executed two triple-net master leases with Emeritus for the 27 communities on terms consistent with a non-binding term sheet agreed to by the Company and Emeritus in August 2010, including fixed lease terms of 15 years and two 10 year extension options. Shortly thereafter, on October 31, 2010, the Company exercised its rights under the existing lease contracts to terminate the leases with the tenants that had entered into the management contracts with Sunrise for a payment of $2 million. The term of the new Emeritus leases commenced on November 1, 2010, immediately after such termination.

        The Company capitalized the $41 million cost for the above termination rights as an initial direct leasing cost of the new leases as it determined that: (i) acquiring the right to terminate Sunrise's long-term management contracts was essential to enable the Company to lease such communities to another operator; and (ii) prior to August 31, 2010, the leasing transaction with Emeritus was reasonably assured. The initial direct leasing costs will be amortized over the initial 15-year term of the

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

new leases with Emeritus. Further, the Company concluded that no amount of the $50 million paid to Sunrise should be allocated to the dismissed litigation or to the existing leases on the 48 remaining communities, because the Company believed that: (i) as ruled by the Virginia District Court, Sunrise's counterclaims lacked merit and had no value, and the claims remaining in the Chancery Court arose from similar facts and were expected to be decided on the basis of similar law; (ii) Sunrise's agreement to limit certain fees on the remaining 48 communities, and the Company's agreement to fund certain capital expenditures at the communities, were each consistent with the Company's and Sunrise's obligations, respectively under the existing agreements; and (iii) the incremental value gained by the reasonably assured future rents from Emeritus and the acquired working capital exceeded the payment to Sunrise.

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

        The following table provides information regarding the Company's concentration with respect to certain operators; the information provided is presented for the gross assets and revenues that are associated with certain operators as percentages of the respective segment's and total Company's gross assets and revenues:

  Segment Concentrations:

	Percentage of Senior Housing Gross Assets		Percentage of Senior Housing Revenues
	December 31,		Year Ended December 31,
Operators	2011	2010	2011	2010	2009
HCR ManorCare(1)	14	—	10	—	—
Brookdale(2)	16	16	24	18	18
Emeritus(3)	18	26	23	19	15
Sunrise(3)(4)	22	30	18	29	34

	Percentage of Post-Acute/ Skilled Nursing Gross Assets		Percentage of Post-Acute/ Skilled Nursing Revenues
	December 31,		Year Ended December 31,
Operators	2011	2010	2011	2010	2009
HCR ManorCare(1)	94	75	83	71	51

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Total Company Concentrations:

	Percentage of Total Company Gross Assets		Percentage of Total Company Revenues
	December 31,		Year Ended December 31,
Operators	2011	2010	2011	2010	2009
HCR ManorCare(1)	35	12	27	9	7
Brookdale(2)	5	5	7	5	6
Emeritus(3)	6	8	7	6	5
Sunrise(3)(4)	7	10	6	9	11

(1)
On April 7, 2011, the Company completed the acquisition of HCR ManorCare's real estate assets, which included the settlement of the Company's HCR ManorCare debt investments, see Notes 3 and 7 for additional information.

(2)
For the year ended December 31, 2011, Brookdale percentages exclude $47.1 million of senior housing, related to 21 senior housing facilities that Brookdale operates on our behalf under a RIDEA structure. Assuming that these revenues were attributable to Brookdale, the percentage of segment and total revenues for Brookdale would be 33% and 10%, respectively, for the year ended December 31, 2011. Assuming that these assets were attributable to Brookdale, the percentage of segment and total assets for Brookdale would be 27% and 9%, respectively, for the year ended December 31, 2011.

(3)
27 properties formerly operated by Sunrise were transitioned to Emeritus effective November 1, 2010. For the year ended December 31, 2010, Sunrise percentages exclude $32.6 million of revenues for 27 properties due to the consolidation of four VIEs from August 31 2010 to November 1, 2010. Assuming that these revenues were attributable to Sunrise, the percentage of segment and total revenues for Sunrise would be 37% and 11%, respectively, for the year ended December 31, 2010.

(4)
Certain of our properties are leased to tenants who have entered into management contracts with Sunrise to operate the respective property on their behalf. To determine the Company's concentration of revenues generated from properties operated by Sunrise, we aggregate revenue from these tenants with revenue generated from the two properties that are leased directly to Sunrise.

        On September 1, 2011, the Company completed a strategic venture with Brookdale that includes the operation of 37 HCP-owned senior living communities previously leased to or operated by Horizon Bay Retirement Living ("Horizon Bay"). As part of this transaction, Brookdale acquired Horizon Bay and: (i) assumed an existing triple-net lease for nine HCP communities; (ii) entered into a new triple-net lease related to four HCP communities; (iii) assumed Horizon Bay's management of three HCP communities, one of which was recently developed by HCP; and (iv) entered into management contracts and a joint venture agreement for a 10% interest in the real estate and operations for 21 of the Company's communities that are in a RIDEA structure. In connection with these transactions, the Company purchased $22.4 million of Brookdale's common stock in June 2011 (see Note 10 for additional information regarding these marketable equity securities).

        Under the provisions of RIDEA, a REIT may lease "qualified health care properties" on an arm's length basis to a TRS if the property is operated on behalf of such subsidiary by a person who qualifies as an "eligible independent contractor." The year ended December 31, 2011 includes $47.1 million and $29.8 million in revenues and operating expenses, respectively, as a result of reflecting the facility-level results for the 21 RIDEA facilities operated by Brookdale beginning September 1, 2011.

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

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        At December 31, 2011 and 2010, the Company's gross real estate assets in the state of California, excluding assets held-for-sale, represented approximately 23% and 26% of the Company's total assets, respectively.

  DownREIT LLCs

        In connection with the formation of certain DownREIT limited liability companies ("LLCs"), members may contribute appreciated real estate to a DownREIT LLC in exchange for DownREIT units. These contributions are generally tax-deferred, so that the pre-contribution gain related to the property is not taxed to the member. However, if a contributed property is later sold by the DownREIT LLC, the unamortized pre-contribution gain that exists at the date of sale is specifically allocated and taxed to the contributing members. In many of the DownREITs, the Company has entered into indemnification agreements with those members who contributed appreciated property into the DownREIT LLC. Under these indemnification agreements, if any of the appreciated real estate contributed by the members is sold by the DownREIT LLC in a taxable transaction within a specified number of years, the Company will reimburse the affected members for the federal and state income taxes associated with the pre-contribution gain that is specially allocated to the affected member under the Code ("make-whole payments"). These make-whole payments include a tax gross-up provision. These indemnification agreements have expiration terms that range through 2020.

  Credit Enhancement Guarantee

        Certain of the Company's senior housing facilities serve as collateral for $123 million of debt (maturing May 1, 2025) that is owed by a previous owner of the facilities. This indebtedness is guaranteed by the previous owner who has an investment grade credit rating. These senior housing facilities, which are classified as DFLs, had a carrying value of $370 million as of December 31, 2011.

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

  Tenant Purchase Options

        Certain leases contain purchase options whereby the tenant may elect to acquire the underlying real estate. Annualized lease payments (base rent only) to be received from these leases, including DFLs, subject to purchase options, in the year that the purchase options are exercisable, are summarized as follows (dollars in thousands):

Year	Annualized Base Rent	Number of Properties
2012	$14,232	8
2013	34,759	16
2014	36,515	15
2015	16,115	14
2016	40,203	21
Thereafter	94,339	57

	$236,163	131

  Rental Expense

        The Company's rental expense attributable to continuing operations for the years ended December 31, 2011, 2010 and 2009 was approximately $6.2 million, $5.9 million and $6.0 million, respectively. These rental expense amounts include ground rent and other leases. Ground leases generally require fixed annual rent payments and may also include escalation clauses and renewal options. These leases have terms that are up to 99 years, excluding extension options. Future minimum lease obligations under non-cancelable ground and other operating leases as of December 31, 2011 were as follows (in thousands):

Year	Amount
2012	$5,455
2013	5,544
2014	4,928
2015	4,650
2016	3,705
Thereafter	178,430

$202,712

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) Equity

  Preferred Stock

        The following summarizes cumulative redeemable preferred stock outstanding at December 31, 2011:

Series	Shares Outstanding	Issue Price	Dividend Rate
Series E	4,000,000	$25/share	7.25%
Series F	7,820,000	$25/share	7.10%

        The Series E and Series F preferred stock have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities of the Company. Holders of each series of preferred stock generally have no voting rights, except under limited conditions, and all holders are entitled to receive cumulative preferential dividends based upon each series' respective liquidation preference. To preserve the Company's status as a REIT, each series of preferred stock is subject to certain restrictions on ownership and transfer. Dividends are payable quarterly in arrears on the last day of March, June, September and December. The Series E and Series F preferred stock are currently redeemable at the Company's option, at their par value.

        Distributions with respect to the Company's preferred stock can be characterized for federal income tax purposes as taxable ordinary dividends, capital gain dividends, nondividend distributions or a combination thereof. Following is the characterization of the Company's annual preferred stock dividends per share:

	Series E			Series F
	December 31,			December 31,
	2011	2010	2009	2011	2010	2009
	(unaudited)
Ordinary dividends	$1.4335	$1.6695	$1.2572	$1.4038	$1.6350	$1.2312
Capital gain dividends	0.3790	0.1430	0.5553	0.3712	0.1400	0.5438

	$1.8125	$1.8125	$1.8125	$1.7750	$1.7750	$1.7750

        On January 26, 2012, the Company announced that its Board declared a quarterly cash dividend of $0.45313 per share on its Series E cumulative redeemable preferred stock and $0.44375 per share on its Series F cumulative redeemable preferred stock. These dividends will be paid on March 30, 2012 to stockholders of record as of the close of business on March 15, 2012.

  Common Stock

        Distributions with respect to the Company's common stock can be characterized for federal income tax purposes as taxable ordinary dividends, capital gain dividends, nondividend distributions or a

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

combination thereof. Following is the characterization of the Company's annual common stock dividends per share:

	Year Ended December 31,
	2011	2010	2009
	(unaudited)
Ordinary dividends	$0.9259	$1.0935	$1.2763
Capital gain dividends	0.2448	0.0937	0.5637
Nondividend distributions	0.7493	0.6728	—

	$1.9200	$1.8600	$1.8400

        On January 26, 2012, the Company announced that its Board declared a quarterly cash dividend of $0.50 per share. The common stock cash dividend will be paid on February 22, 2012 to stockholders of record as of the close of business on February 6, 2012.

        In June 2010, the Company initiated a public offering, which resulted in the sale of 15.5 million shares of common stock at a price of $33.00 per share for gross proceeds of $512 million. This offering included: (i) the June 2010 public offering of 13.5 million shares for $445.5 million; and (ii) the July 2010 sale of 2.025 million shares, for $66.8 million, as a result of the underwriters exercising the over-allotment option from the June 2010 public offering. The Company received total net proceeds of $492 million from these sales.

        On November 8, 2010, the Company completed a $486 million public offering of 13.8 million shares of its common stock at a price of $35.25 per share. The Company received net proceeds of $467 million.

        On December 20, 2010, the Company completed a $1.472 billion public offering of 46 million shares of common stock at a price of $32.00 per share. The Company received total net proceeds of $1.413 billion.

        In March 2011, the Company completed a $1.273 billion public offering of 34.5 million shares of common stock at a price of $36.90 per share. The Company received total net proceeds of $1.235 billion.

        The following is a summary of the Company's other common stock issuances:

	Year Ended December 31,
	2011	2010
	(shares in thousands)
Dividend Reinvestment and Stock Purchase Plan ("DRIP")	1,910	1,338
Conversion of DownREIT units	80	167
Exercise of stock options	1,157	253
Restricted stock awards(1)	—	224
Vesting of restricted stock units(1)	228	276

(1)
Issued under the Company's 2006 Performance Incentive Plan.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Accumulated Other Comprehensive Loss

        The following is a summary of the Company's accumulated other comprehensive loss (in thousands):

	December 31,
	2011	2010
	(in thousands)
AOCI—unrealized losses on cash flow hedges, net	$(15,712)	$(10,312)
Supplemental Executive Retirement Plan minimum liability	(2,794)	(2,299)
Cumulative foreign currency translation adjustment	(1,076)	(626)

Total accumulated other comprehensive loss	$(19,582)	$(13,237)

  Noncontrolling Interests

        At December 31, 2011, there were 4.2 million non-managing member units outstanding in five limited liability companies, all of which the Company is the managing member. At December 31, 2011, the carrying and market value of the 4.2 million DownREIT units were $170.2 million and $244.2 million, respectively.

(14) Segment Disclosures

        The Company evaluates its business and makes resource allocations based on its five business segments: (i) senior housing, (ii) post-acute/skilled nursing, (iii) life science, (iv) medical office and (v) hospital. Under the senior housing, post-acute/skilled nursing, life science and hospital segments, the Company invests or co-invests primarily in single operator or tenant properties, through the acquisition and development of real estate, management of operations and by debt issued by operators in these sectors. Under the medical office segment, the Company invests or co-invests through the acquisition and development of medical office buildings ("MOBs") that are leased under gross, modified gross or triple-net leases, generally to multiple tenants, and which generally require a greater level of property management. The accounting policies of the segments are the same as those described under Summary of Significant Accounting Policies (see Note 2). There were no intersegment sales or transfers during the years ended December 31, 2011 and 2010. The Company evaluates performance based upon property net operating income from continuing operations ("NOI") and interest income of the combined investments in each segment.

        Non-segment assets consist primarily of real estate held-for-sale and corporate assets including cash, restricted cash, accounts receivable, net, marketable equity securities and deferred financing costs. Interest expense, depreciation and amortization and non-property specific revenues and expenses are not allocated to individual segments in determining the Company's performance measure. See Note 12 for other information regarding concentrations of credit risk.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Summary information for the reportable segments follows (in thousands):

        For the year ended December 31, 2011:

Segments	Rental Revenues(1)	Income From DFLs	Interest Income	Investment Management Fees	Total Revenues	NOI(2)
Senior housing	$428,760	$103,896	$178	$70	$532,904	$498,110
Post-acute/skilled nursing	38,003	360,808	98,450	—	497,261	398,218
Life science	288,151	—	—	4	288,155	235,355
Medical office	320,703	—	—	1,999	322,702	192,796
Hospital	83,128	—	1,236	—	84,364	78,798

Total	$1,158,745	$464,704	$99,864	$2,073	$1,725,386	$1,403,277

        For the year ended December 31, 2010:

Segments	Rental Revenues(1)	Income From DFLs	Interest Income	Investment Management Fees	Total Revenues	NOI(2)
Senior housing	$331,828	$49,438	$364	$2,300	$383,930	$352,469
Post-acute/skilled nursing	37,242	—	121,703	—	158,945	37,042
Life science	276,762	—	—	4	276,766	228,270
Medical office	309,864	—	—	2,362	312,226	181,981
Hospital	83,491	—	38,096	—	121,587	78,661

Total	$1,039,187	$49,438	$160,163	$4,666	$1,253,454	$878,423

  For the year ended December 31, 2009

Segments	Rental Revenues(1)	Income From DFLs	Interest Income	Investment Management Fees	Total Revenues	NOI(2)
Senior housing	$286,010	$51,495	$1,147	$2,789	$341,441	$335,980
Post-acute/skilled nursing	36,585	—	82,704	—	119,289	36,450
Life science	254,979	—	—	4	254,983	207,694
Medical office	306,861	—	—	2,519	309,380	176,384
Hospital	81,361	—	40,295	—	121,656	77,487

Total	$965,796	$51,495	$124,146	$5,312	$1,146,749	$833,995

(1)
Represents rental and related revenues, tenant recoveries, and resident fees and services.

(2)
NOI is a non-GAAP supplemental financial measure used to evaluate the operating performance of real estate. The Company defines NOI as rental revenues, including tenant recoveries, resident fees and services, and income from direct financing leases, less property level operating expenses. NOI excludes interest income, investment management fee income, depreciation and amortization, interest expense, general and administrative expenses, litigation settlement and provision, impairments, impairment recoveries, other income, net, income taxes, equity income from and impairments of investments in unconsolidated joint ventures, and discontinued operations. The Company believes NOI provides investors relevant and useful information because it measures the operating performance of the Company's real estate at the property level on an unleveraged basis. The Company uses NOI to make decisions about resource allocations and assess property level performance. The Company believes that net income is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income as defined by GAAP because it does not reflect the aforementioned excluded items. Further, the Company's definition of NOI may not be comparable to the definition used by other REITs, as those companies may use different methodologies for calculating NOI.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following is a reconciliation from NOI to reported net income, the most direct comparable financial measure calculated and presented in accordance with GAAP (in thousands):

	Years ended December 31,
	2011	2010	2009
Net operating income from continuing operations	$1,403,277	$878,423	$833,995
Interest income	99,864	160,163	124,146
Investment management fee income	2,073	4,666	5,312
Depreciation and amortization	(356,834)	(311,218)	(315,947)
Interest expense	(419,337)	(288,650)	(298,869)
General and administrative	(96,150)	(83,048)	(77,999)
Litigation settlement and provision	(125,000)	—	(101,973)
(Impairments) recoveries	(15,400)	11,900	(75,389)
Other income, net	12,338	15,818	7,768
Income taxes	(1,249)	(412)	(1,910)
Equity income from unconsolidated joint ventures	46,750	4,770	3,511
Impairments of investment in unconsolidated joint venture	—	(71,693)	—
Total discontinued operations	4,162	23,676	43,506

Net income	$554,494	$344,395	$146,151

        The Company's total assets by segment were:

	December 31,
Segments	2011	2010
Senior housing	$5,911,352	$4,342,289
Post-acute/skilled nursing	5,644,472	2,133,640
Life science	3,886,851	3,709,528
Medical office	2,342,166	2,305,175
Hospital	757,618	770,038

Gross segment assets	18,542,459	13,260,670
Accumulated depreciation and amortization	(1,672,216)	(1,429,004)

Net segment assets	16,870,243	11,831,666
Real estate held-for-sale, net	—	16,591
Other non-segment assets	538,232	1,483,666

Total assets	$17,408,475	$13,331,923

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

        Due to a significant decrease in the Company's market capitalization during the first quarter of 2009, it performed an interim assessment of the Company's allocated goodwill balances. In connection

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

with this review, the Company recognized an impairment charge of $1.4 million, included in other income, net, for the goodwill allocated to the life science segment. At December 31, 2011, goodwill of $50.4 million is allocated as follows: (i) senior housing—$30.5 million, (ii) medical office—$11.4 million, (iii) post-acute/skilled nursing—$3.3 million and (iv) hospital—$5.1 million. The Company completed the required annual impairment test during the three months ended December 31, 2011; no impairment was recognized based on the results of this impairment test.

(15) Future Minimum Rents

        Future minimum lease payments to be received, excluding operating expense reimbursements, from tenants under non-cancelable operating leases as of December 31, 2011, are as follows (in thousands):

Year	Amount
2012	$931,485
2013	904,052
2014	851,711
2015	802,147
2016	751,847
Thereafter	3,240,862

$7,482,104

(16) Compensation Plans

  Stock Based Compensation

        On May 11, 2006, the Company's stockholders approved the 2006 Performance Incentive Plan (the "2006 Incentive Plan"). The 2006 Incentive Plan provides for the granting of stock-based compensation, including stock options, restricted stock and performance restricted stock units to officers, employees and directors in connection with their employment with or services provided to the Company. On April 23, 2009, the Company's stockholders amended the 2006 Incentive Plan. As a result of the amendment, the maximum number of shares reserved for awards under the 2006 Incentive Plan, as amended, is 23.2 million shares. The maximum number of shares available for future awards under the 2006 Incentive Plan is 7.8 million shares at December 31, 2011, of which approximately 5.2 million shares may be issued as restricted stock and performance restricted stock units.

  Stock Options

        Stock options are generally granted with an exercise price equal to the fair market value of the underlying stock on the grant date. Stock options generally vest ratably over a four- to five-year period and have a 10-year contractual term. Vesting of certain options may accelerate, as defined in the grant, upon retirement, a change in control or other specified events.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        A summary of the stock option activity is presented in the following table (dollars and shares in thousands, except per share amounts):

	Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2010	7,126	$27.69	6.7	$66,073
Granted	710	36.96
Exercised	(1,157)	26.61
Forfeited	(155)	33.32

Outstanding as of December 31, 2011	6,524	28.76	6.1	84,169

Exercisable as of December 31, 2011	3,239	28.60	4.7	42,309

        The following table summarizes additional information concerning outstanding and exercisable stock options at December 31, 2011 (shares in thousands):

			Weighted Average Remaining Contractual Term (Years)	Currently Exercisable
Range of Exercise Price	Shares Under Options	Weighted Average Exercise Price		Shares Under Options	Weighted Average Exercise Price
$23.34 - $25.52	2,327	$23.81	6.1	1,032	$24.41
27.11 - 28.35	1,960	27.74	5.3	1,245	27.39
31.95 - 39.72	2,237	34.80	6.7	962	34.66

	6,524	28.76	6.1	3,239	28.60

        The following table summarizes additional information concerning unvested stock options at December 31, 2011 (shares in thousands):

	Shares Under Options	Weighted Average Grant Date Fair Value
Unvested at December 31, 2010	3,889	$3.24
Granted	710	5.97
Vested	(1,159)	3.10
Forfeited	(155)	5.54

Unvested at December 31, 2011	3,285	3.77

        The weighted average fair value per share at the date of grant for options awarded during the years ended December 31, 2011, 2010 and 2009 was $5.97, $5.17 and $2.23, respectively. The total vesting date intrinsic values of shares under options vested during the years ended December 31, 2011, 2010 and 2009 was $15.8 million, $10.7 million and $1.8 million, respectively. The total intrinsic value of vested shares under options at December 31, 2011 was $42.3 million.

        Proceeds received from options exercised under the 2006 Incentive Plan for the years ended December 31, 2011, 2010 and 2009 were $30.8 million, $6.3 million and $7.4 million, respectively. The

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $13.4 million, $2.3 million and $4.9 million, respectively.

        The fair value of the stock options granted during the years ended December 31, 2011, 2010 and 2009 was estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions described below. The risk-free rate is based on the U.S. Treasury yield curve in effect at the grant date. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the historical exercise behavior of employees and turnover rates. For stock options granted in 2011 and 2010, the expected volatility was based on the average of the Company's: (i) historical volatility of the adjusted closing prices of its common stock for a period equal to the stock option's expected life, ending on the grant date, calculated on a weekly basis and (ii) the implied volatility of traded options on its common stock for a period equal to 30 days ending on the grant date. For stock options granted prior to 2010, the expected volatility was based on the Company's historical volatility of the adjusted closing prices of its common stock for a period equal to the stock option's expected life, ending on the grant date and calculated on a weekly basis. The following table summarizes the Company's stock option valuation assumptions:

	2011	2010	2009
Risk-free rate	2.58%	2.77%	2.27%
Expected life (in years)	6.5	6.3	6.5
Expected volatility	31.8%	35.0%	26.0%
Expected dividend yield	6.1%	6.2%	7.3%

  Restricted Stock and Performance Restricted Stock Units

        Under the 2006 Incentive Plan, restricted stock and performance restricted stock units generally have a contractual life or vest over a three- to five-year period. The vesting of certain restricted shares and units may accelerate, as defined in the grant, upon retirement, a change in control and other events. When vested, each performance restricted stock unit is convertible into one share of common stock. The restricted stock and performance restricted stock units are valued on the grant date based on the closing market price of the Company's common stock on that date. Generally, the Company recognizes the fair value of the awards over the applicable vesting period as compensation expense. Upon any exercise or payment of restricted shares or units, the participant is required to pay the related tax withholding obligation. The 2006 Incentive Plan enables the participant to elect to have the Company reduce the number of shares to be delivered to pay the related tax withholding obligation. The value of the shares withheld is dependent on the closing market price of the Company's common stock on the date that the relevant transaction occurs. During 2011, 2010 and 2009, the Company withheld 136,000, 154,000 and 110,000 shares, respectively, to offset tax withholding obligations.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table summarizes additional information concerning restricted stock and restricted stock units at December 31, 2011 (units and shares in thousands):

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2010	1,026	$29.71	536	$28.08
Granted	764	37.22	—	N/A
Vested	(228)	29.46	(162)	28.91
Forfeited	(84)	34.51	(35)	27.61

Unvested at December 31, 2011	1,478	32.59	339	27.75

        At December 31, 2011, the weighted average remaining vesting period of restricted stock units and restricted stock was three years. The total fair values of restricted stock and restricted stock units which vested for the years ended December 31, 2011, 2010 and 2009 were $14.4 million, $12.5 million and $7.6 million, respectively.

        On August 14, 2006, the Company granted 219,000 restricted stock units to the Company's Chairman and Chief Executive Officer. The restricted stock units vest over a period of 10 years beginning in 2012. Additionally, as the Company pays dividends on its outstanding common stock, the original award will be credited with additional restricted stock units as dividend equivalents (in lieu of receiving a cash payment). Generally, the dividend equivalent restricted stock units will be subject to the same vesting and other conditions as applied to the grant. At December 31, 2011, the total number of restricted stock units under this arrangement was approximately 303,000.

        Total share-based compensation expense recognized during the years ended December 31, 2011, 2010 and 2009 was $20.2 million, $15.1 million and $14.6 million, respectively. As of December 31, 2011, there was $44.2 million of total unrecognized compensation cost, related to unvested share-based compensation arrangements granted under the Company's incentive plans, which is expected to be recognized over a weighted average period of three years.

  Employee Benefit Plan

        The Company maintains a 401(k) and profit sharing plan that allows for eligible participants to defer compensation, subject to certain limitations imposed by the Code. The Company provides a matching contribution of up to 4% of each participant's eligible compensation. During 2011, 2010 and 2009, the Company's matching contributions were approximately $0.8 million, $0.9 million and $0.7 million, respectively.

(17) Impairments

        During the year ended December 31, 2011, the Company concluded that its senior secured term loan to an affiliate of Cirrus was impaired and established a provision for losses (impairment) of $15.4 million. The impairment resulted from the Company's conclusion that the carrying value of its loan was in excess of the fair value of the loan's underlying collateral assets. This provision for losses reduced the carrying value of its investment from $91.1 million to its fair value of $75.7 million. The fair value of the Company's loan investment was based on a discounted cash flow valuation model and inputs considered to be a Level 3 measurement within the fair value hierarchy. Inputs to this valuation model include real estate capitalization rates, discount rates, earnings multiples, industry growth rates

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and operating margins, some of which influence the Company's expectation of future cash flows from the loan and, accordingly, the fair value of its investment.

        On October 12, 2010, the Company concluded that its 35% interest in HCP Ventures II, which owns 25 senior housing properties leased by Horizon Bay Communities or certain of its affiliates (collectively "Horizon Bay"), was impaired. The impairment resulted from the recent and projected deterioration of the operating performance of the properties leased by Horizon Bay from HCP Ventures II. During the year ended December 31, 2010 the Company recognized an impairment of $71.7 million related to its investment in HCP Ventures II, which reduced the carrying value of its investment from $136.8 million to its fair value of $65.1 million. The fair value of the Company's investment in HCP Ventures II was based on a discounted cash flow valuation model that is considered to be a Level 3 measurement within the fair value hierarchy. Inputs to this valuation model include real estate capitalization rates, discount rates, industry growth rates and operating margins, some of which influence the Company's expectation of future cash flows from HCP Ventures II and, accordingly, the fair value of its investment.

        During the year ended December 31, 2009, the Company recognized impairments of $75.5 million (including $0.1 million in discontinued operations) as follows: (i) $63.1 million in the senior housing segment related to three land-only DFLs and a participation in a senior construction loan associated with properties operated by Erickson resulting from the conclusion of their bankruptcy auction and amended reorganization plan, (ii) $5.9 million related to intangible assets on 12 of 15 senior housing communities that were determined to be impaired due to the termination of the Sunrise management agreements effective October 1, 2009 in the senior housing segment, (iii) $4.3 million related to a senior secured term loan to an affiliate of Cirrus as a result of discussions to restructure its loan in the hospital segment and (iv) $2.2 million related to intangible assets associated with the early termination of a lease in the life science segment.
(18) Income Taxes

        During the years ended December 31, 2011, 2010 and 2009, the Company's total income tax expense was $1.2 million, $0.4 million, and $2.1 million, respectively. The Company's income tax expense from discontinued operations were insignificant for the years ended December 31, 2011 and 2010 and $0.2 million for the year ended December 31, 2009. The Company's deferred income tax expense and its ending balance in deferred tax assets and liabilities were insignificant for the years ended December 31, 2011, 2010 and 2009.

        The Company files numerous U.S. federal, state and local income and franchise tax returns. With a few exceptions, the Company is no longer subject to U.S. federal, state or local tax examinations by taxing authorities for years prior to 2007.

        At December 31, 2011 and 2010, the tax basis of the Company's net assets is less than the reported amounts by $7.4 billion and $2.0 billion, respectively. The difference between the reported amounts and the tax basis is primarily related to the Slough Estates USA, Inc. ("SEUSA") and HCR ManorCare acquisitions, which occurred in 2007 and 2011, respectively. Both SEUSA and HCR ManorCare were corporations subject to federal and state income taxes. As a result of these acquisitions, the Company succeeded to the tax attributes of SEUSA and HCR ManorCare, including the tax basis in the acquired companies' assets and liabilities. The Company will be subject to a corporate-level tax on any taxable disposition of SEUSA's pre-acquisition assets that occur within ten years after its August 1, 2007 acquisition, and any taxable disposition of HCR ManorCare's pre-acquisition assets that occur within ten years after its April 7, 2011 acquisition.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The corporate-level tax associated with the disposition of assets acquired in connection with the SEUSA and HCR ManorCare acquisitions would be assessed only to the extent of the built-in gain that existed on the date of each acquisition, based on the fair market value of the assets on August 1, 2007, with respect to SEUSA, and April 7, 2011, with respect to HCR ManorCare. The Company does not expect to dispose of any assets included in either acquisition that would result in the imposition of a material tax liability. As a result, the Company has not recorded a deferred tax liability associated with this corporate-level tax. Gains from asset dispositions occurring more than 10 years after either acquisition will not be subject to this corporate-level tax. However, the Company may dispose of SEUSA or HCR ManorCare assets before the applicable 10-year periods if it is able to effect a tax deferred exchange.

        In connection with the SEUSA and HCR ManorCare acquisitions, the Company assumed unrecognized tax benefits of $8 million and $2 million, respectively. During 2011, the Company had a net decrease in unrecognized tax benefits of $4.9 million. The decrease was caused by the reversal of the remaining $6.9 million in unrecognized tax benefits related to the SEUSA acquisition caused by SEUSA's settlement of federal and state tax audits for all years for which unrecognized tax benefits had been accrued, net of a $2.0 million increase in unrecognized tax benefits assumed in connection with the HCR ManorCare acquisition.

        A reconciliation of the Company's beginning and ending unrecognized tax benefits follows (in thousands):

Amount
Balance at January 1, 2009	$8,856
Reductions based on prior years' tax positions	(881)
Additions based on 2009 tax positions	—

Balance at December 31, 2009	7,975
Reductions based on prior years' tax positions	(1,085)
Additions based on 2010 tax positions	—

Balance at December 31, 2010	6,890
Additions based on prior years' tax positions	1,783
Reductions based on prior years' tax positions	(6,890)
Additions based on 2011 tax positions	194

Balance at December 31, 2011	$1,977

        The Company anticipates that the balance in unrecognized tax benefits will not change over the next 12 months.

        Due to the reversal of the remaining balance of the SEUSA unrecognized tax benefits during 2011, the related $1.3 million of interest expense was also reversed. During the years ended December 31, 2011, 2010 and 2009, the Company recorded net reductions to interest expense of $1.1 million and net increases to interest expense of $0.2 million and $0.3 million, respectively, associated with the unrecognized tax benefits.

        The Company has agreements with the sellers of SEUSA and HCR ManorCare whereby any increases in taxes and associated interest and penalties related to years prior to each of these acquisitions will be the responsibility of the sellers. Similarly, any pre-acquisition tax refunds and associated interest income will be refunded to the sellers.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        There would be no effect on the Company's tax rate if the unrecognized tax benefits were to be recognized.

(19) Earnings Per Common Share

        The following table illustrates the computation of basic and diluted earnings per share (dollars in thousands, except per share and share amounts):

	Year Ended December 31,
	2011	2010	2009
Numerator
Income from continuing operations	$550,332	$320,719	$102,645
Noncontrolling interests' share in continuing operations	(15,603)	(13,686)	(14,461)

Income from continuing operations applicable to HCP, Inc.	534,729	307,033	88,184
Preferred stock dividends	(21,130)	(21,130)	(21,130)
Participating securities' share in continuing operations	(2,459)	(2,081)	(1,491)

Income from continuing operations applicable to common shares	511,140	283,822	65,563
Discontinued operations	4,162	23,676	43,506

Net income applicable to common shares	$515,302	$307,498	$109,069

Denominator
Basic weighted average common shares	398,446	305,574	274,216
Dilutive stock options and restricted stock	1,772	1,326	415

Diluted weighted average common shares	400,218	306,900	274,631

Basic earnings per common share
Income from continuing operations	$1.28	$0.93	$0.24
Discontinued operations	0.01	0.08	0.16

Net income applicable to common stockholders	$1.29	$1.01	$0.40

Diluted earnings per common share
Income from continuing operations	$1.28	$0.92	$0.24
Discontinued operations	0.01	0.08	0.16

Net income applicable to common shares	$1.29	$1.00	$0.40

        Restricted stock and certain of the Company's performance restricted stock units are considered participating securities, because dividend payments are not forfeited even if the underlying award does not vest, which require the use of the two-class method when computing basic and diluted earnings per share.

        Options to purchase approximately 1.1 million, 1.9 million and 4.6 million shares of common stock that had an exercise price in excess of the average market price of the common stock during the years ended December 31, 2011, 2010 and 2009, respectively, were not included because they are anti-dilutive. Additionally, 5.9 million shares issuable upon conversion of 4.2 million DownREIT units during the year ended December 31, 2011; 6.0 million shares issuable upon conversion of 4.2 million DownREIT units during the year ended December 31, 2010; and 5.9 million shares issuable upon

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

conversion of 4.3 million DownREIT units during the year ended December 31, 2009 were not included since they are anti-dilutive.

(20) Supplemental Cash Flow Information

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Supplemental cash flow information:
Interest paid, net of capitalized interest	$348,455	$282,750	$291,936
Taxes paid	1,710	1,765	2,280
Capitalized interest	26,402	21,664	25,917
Supplemental schedule of non-cash investing activities:
Loan received upon real estate disposition	—	21,519	1,001
Accrued construction costs	11,525	3,558	3,253
Settlement of loans receivable as consideration for the HCR ManorCare Acquisition	1,990,406	—	—
Supplemental schedule of non-cash financing activities:
Secured debt obtained in purchase of participation in secured loan receivable	—	—	425,042
Restricted stock issued	—	224	305
Vesting of restricted stock units	228	276	194
Cancellation of restricted stock	35	52	53
Conversion of non-managing member units into common stock	3,456	6,135	23,045
Non-managing member units issued in connection with acquisitions	—	9,267	—
Mortgages included in the consolidation of HCP Ventures II	635,182	—	—
Mortgages assumed with real estate acquisitions	57,869	30,299	—
Unrealized gains (losses), net on available for sale securities and derivatives designated as cash flow hedges	(9,763)	(59)	82,995

        See additional information regarding supplemental non-cash financing activities related to of the HCR ManorCare Acquisition in Notes 3 and 7 and HCP Ventures II purchase in Note 8.

(21) Variable Interest Entities

  Unconsolidated Variable Interest Entities

        At December 31, 2011, the Company leased 48 properties to a total of seven VIE tenants and had an additional investment in a loan to a VIE borrower. The Company has determined that it is not the primary beneficiary of these VIEs. The carrying value and classification of the related assets, liabilities

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and maximum exposure to loss as a result of the Company's involvement with these VIEs are presented below at December 31, 2011 (in thousands):

VIE Type	Maximum Loss Exposure(1)	Asset/Liability Type	Carrying Amount
VIE tenants—operating leases	$342,057	Lease intangibles, net and straight-line rent receivables	$15,164
VIE tenants—DFLs	1,161,614	Net investment in DFLs	592,198
Loan—senior secured	75,650	Loans receivable, net	75,650

(1)
The Company's maximum loss exposure related to the VIE tenants represents the future minimum lease payments over the remaining term of the respective leases, which may be mitigated by re-leasing the properties to new tenants. The Company's maximum loss exposure related to its loan to the VIE represents its current aggregate carrying amount.

        As of December 31, 2011, the Company has not provided, and is not required to provide, financial support through a liquidity arrangement or otherwise, to its unconsolidated VIEs, including circumstances in which it could be exposed to further losses (e.g., cash shortfalls).

        The Company holds an interest-only, senior secured term loan made to a borrower that has been identified as a VIE. The Company does not consolidate the VIE because it does not have the ability to control the activities that most significantly impact the VIE's economic performance. The loan is collateralized by all of the assets of the borrower (comprised primarily of interests in partnerships that operate surgical facilities, some of which are on the premises of properties owned by the Company or HCP Ventures IV) and is supported in part by limited guarantees made by certain former and current principals of Cirrus. Recourse under certain of these guarantees is limited to the guarantors' respective ownership interests in certain entities owning real estate that are pledged to secure such guarantees.

        See Notes 7 and 12 for additional description of the nature, purpose and activities of the Company's VIEs and interests therein.

  Consolidated Variable Interest Entities

        During 2010, the Company had leasing relationships with a total of four VIE tenants, related to 27 properties, whose operations were not consolidated by the Company prior to August 31, 2010 because it did not have the ability to control the activities (i.e., recurring operating activities) that most significantly impact the VIEs' economic performance. On August 31, 2010, the Company entered into a settlement agreement with Sunrise, whereby it determined that it had acquired the ability to control the activities that most significantly impact the VIEs' economic performance. As a result, the Company consolidated the four VIEs for the period from August 31, 2010 (the date of the settlement agreement with Sunrise) to November 1, 2010 (the date these 27 properties were transitioned and leased to Emeritus). See Note 12 for additional information regarding the VIE tenants.

(22) Fair Value Measurements

        The following table illustrates the Company's financial assets and liabilities measured at fair value in the consolidated balance sheets. Recognized gains and losses are recorded in other income, net on the Company's consolidated statements of income. During the year ended December 31, 2011, there were no transfers of financial assets or liabilities between levels within the fair value hierarchy.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The financial assets and liabilities carried at fair value on a recurring basis at December 31, 2011 are as follows (in thousands):

Financial assets and liabilities	Fair Value	Level 1	Level 2	Level 3
Marketable equity securities	$17,053	$17,053	$—	$—
Interest-rate swap liabilities(1)	(12,123)	—	(12,123)	—
Warrants(1)	1,334	—	—	1,334

	$6,264	$17,053	$(12,123)	$1,334

(1)
Interest rate swap and common stock warrant values are determined based on observable and unobservable market assumptions using standardized derivative pricing models.

(23) Disclosures About Fair Value of Financial Instruments

        The carrying values of cash and cash equivalents, restricted cash, receivables, payables, and accrued liabilities are reasonable estimates of fair value because of the short-term maturities of these instruments. Fair value of loans receivable, bank line of credit, mortgage debt and other debt are based on rates currently prevailing for similar instruments with similar maturities. The fair value of the interest-rate swaps and warrants were determined based on observable and unobservable market assumptions using standardized derivative pricing models. The fair values of the senior unsecured notes and marketable equity securities were determined based on market quotes.

        The table below summarizes the carrying amounts and fair values of the Company's financial instruments:

	December 31,
	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Loans receivable, net	$110,253	$111,073	$2,002,866	$2,026,389
Marketable equity securities	17,053	17,053	—	—
Warrants	1,334	1,334	1,500	1,500
Bank line of credit	454,000	454,000	—	—
Senior unsecured notes	5,416,063	5,819,304	3,318,379	3,536,413
Mortgage debt	1,764,571	1,870,070	1,235,779	1,258,185
Other debt	87,985	87,985	92,187	92,187
Interest-rate swap assets	—	—	3,865	3,865
Interest-rate swap liabilities	12,123	12,123	7,920	7,920

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(24) Derivative Financial Instruments

        The following table summarizes the Company's outstanding interest-rate swap contracts as of December 31, 2011 (dollars in thousands):

Date Entered	Maturity Date	Hedge Designation	Fixed Rate	Floating Rate Index	Notional Amount	Fair Value(1)
July 2005(2)	July 2020	Cash Flow	3.82%	BMA Swap Index	$45,600	$(7,536)
November 2008(3)	October 2016	Cash Flow	5.95%	1 Month LIBOR+1.50%	27,600	(4,176)
July 2009(4)	July 2013	Cash Flow	6.13%	1 Month LIBOR+3.65%	14,000	(411)

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

        Credit risk is the risk that one of the parties to a derivative contract fails to perform or meet their financial obligation. The Company does not obtain collateral associated with its derivative instruments, but monitors the credit standing of its counterparties on a regular basis. Should a counterparty fail to perform, the Company would incur a financial loss to the extent that the associated derivative contract was in an asset position. At December 31, 2011, the Company does not anticipate non-performance by the counterparties to its outstanding derivative contracts.

        During October and November 2007, the Company entered into two forward-starting interest-rate swap contracts with an aggregate notional amount of $900 million and settled the contracts during the three months ended June 30, 2008. The settlement value, less the ineffective portion of the hedging relationships, was recorded to accumulated other comprehensive income to be reclassified into interest expense over the forecasted term of the underlying unsecured fixed-rate debt. The interest-rate swap contracts were designated in qualifying, cash flow hedging relationships, to hedge the Company's exposure to fluctuations in the benchmark interest rate component of interest payments on forecasted, unsecured, fixed-rate debt currently expected to be issued in 2011 and 2012. During 2010, the Company revised its estimated issuance date for the underlying unsecured, fixed-rate debt. As a result, the Company recognized a $1.0 million charge in other income, net, during the year ended December 31, 2010, related to the interest payments that were no longer probable of occurring.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        For the year ended December 31, 2011, the Company recognized additional interest income of $0.6 million and additional interest expense of $0.6 million, resulting from its cash flow and fair value hedging relationships. At December 31, 2011, the Company expects that the hedged forecasted transactions, for each of the outstanding qualifying cash flow hedging relationships, except as previously discussed, remain probable of occurring and that no additional gains or losses recorded to accumulated other comprehensive loss are expected to be reclassified to earnings.

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

		Effects of Change in Interest Rates
Date Entered	Maturity Date	+50 Basis Points	-50 Basis Points	+100 Basis Points	-100 Basis Points
July 2005	July 2020	$1,664	$(1,952)	$3,472	$(3,760)
November 2008	October 2016	614	(630)	1,056	(1,252)
July 2009	July 2013	99	(109)	203	(213)

(25) Transactions with Related Parties

        Mr. Klaritch, an executive vice president of the Company, was previously a senior executive and limited liability company member of MedCap Properties, LLC, which was acquired in October 2003 by HCP and a joint venture of which HCP was the managing member. As part of that transaction, MedCap Properties, LLC contributed certain property interests to a newly-formed entity, HCPI/Tennessee LLC, in exchange for DownREIT units. In connection with the transactions, Mr. Klaritch received 113,431 non-managing member units in HCPI/Tennessee, LLC in a distribution of his interest in MedCap Properties, LLC. Each DownREIT unit is redeemable for an amount of cash approximating the then-current market value of two shares of HCP's common stock or, at HCP's option, two shares of HCP's common stock (subject to certain adjustments, such as stock splits, stock dividends and reclassifications). In addition, the HCPI/Tennessee, LLC agreement provides for a "make-whole" payment, intended to cover grossed-up tax liabilities, to the non-managing members upon the sale of certain properties acquired by HCPI/Tennessee, LLC in the MedCap transactions and other events.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(26) Selected Quarterly Financial Data

        Selected quarterly information for the years ended December 31, 2011 and 2010 is as follows (in thousands, except per share amounts). Results of operations for properties sold or to be sold have been classified as discontinued operations for all periods presented:

	Three Months Ended During 2011
	March 31	June 30	September 30	December 31
	(in thousands, except per share data, unaudited)
Total revenues	$331,274	$488,272	$444,236	$461,604
Income before income taxes and equity income from and impairments of investments in unconsolidated joint ventures	72,982	219,306	158,181	54,362
Total discontinued operations	240	244	245	3,433
Net income	73,984	234,252	175,471	70,787
Net income applicable to HCP, Inc.	70,093	228,759	172,195	67,844
Dividends paid per common share	0.48	0.48	0.48	0.48
Basic earnings per common share	0.17	0.55	0.41	0.15
Diluted earnings per common share	0.17	0.55	0.41	0.15

	Three Months Ended During 2010
	March 31	June 30	September 30	December 31
	(in thousands, except per share data, unaudited)
Total revenues	$294,411	$301,456	$316,621	$340,966
Income before income taxes and equity income from and impairments of investments in unconsolidated joint ventures	81,910	85,494	93,540	127,110
Total discontinued operations	1,180	1,185	4,984	16,327
Net income	84,101	88,595	26,173	145,526
Net income applicable to HCP, Inc.	81,036	85,101	22,655	141,917
Dividends paid per common share	0.465	0.465	0.465	0.465
Basic earnings per common share	0.26	0.27	0.05	0.42
Diluted earnings per common share	0.25	0.27	0.05	0.42

        The above selected quarterly financial data includes the following significant transactions:

  •
  During the three months ended March 30, 2010, the Company recognized aggregate income of $11.9 million, which represents impairment recoveries of portions of previous impairment charges related to investments in three direct financing leases and a participation interest in a senior construction loan related to Erickson as a result of the bankruptcy court's approval of the settlement agreement and confirmation of Erickson's final plan of reorganization.

  •
  The three months ended September 30, 2010 include increases of $13.7 million in revenues, as a result of reflecting the facility-level results for one month from 27 facilities leased to four VIE tenants operated by Sunrise that were consolidated as a result of the termination rights the Company acquired from the settlement agreement.

HCP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

  •
  On January 14, 2011, the Company acquired its partner's 65% interest in HCP Ventures II, a joint venture that owned 25 senior housing facilities, becoming the sole owner of the portfolio. The impact of the Company's consolidation of HCP Ventures II is included in the results beginning in the quarter ended March 31, 2011.

  •
  On April 7, 2011, the Company completed its acquisition of substantially all of the real estate assets of HCR ManorCare. The impact of the HCR ManorCare Acquisition is included in the results beginning in the quarter ended June 30, 2011.

  •
  On September 1, 2011, the Company completed a strategic venture with Brookdale that includes the operation of 37 HCP-owned senior living communities previously leased to or operated by Horizon Bay. The impact of reflecting the facility-level results for the 21 RIDEA facilities operated by Brookdale is included in the results beginning in the quarter ended September 30, 2011.

  •
  On November 9, 2011, the Company entered into an agreement with Ventas to settle all remaining claims relating to Ventas's litigation against HCP arising out of Ventas's 2007 acquisition of Sunrise Senior Living REIT. The Company paid $125 million to Ventas and incurred a charge during the quarter ended December 31, 2011 for such amount.

HCP, Inc.

Schedule II: Valuation and Qualifying Accounts

December 31, 2011

(In thousands)

Allowance Accounts(1)		Additions		Deductions
Year Ended December 31,	Balance at Beginning of Year	Amounts Charged Against Operations, net	Acquired Properties	Uncollectible Accounts Written-off	Disposed Properties	Balance at End of Year
2011	$43,740	$13,316	$2	$(4,673)	$(3,176)	$49,209
2010	129,505	8,519	—	(93,858)	(426)	43,740
2009	58,911	79,346	—	(8,504)	(248)	129,505

(1)
Includes allowance for doubtful accounts, straight-line rent reserves, and allowances for loan and direct financing lease losses.

HCP, Inc.

Schedule III: Real Estate and Accumulated Depreciation

December 31, 2011

(Dollars in thousands)

							Gross Amount at Which Carried As of December 31, 2011
				Initial Cost to Company								Life on Which Depreciation in Latest Income Statement is Computed
						Costs Capitalized Subsequent to Acquisition
City		State	Encumbrances at December 31, 2011	Land	Buildings and Improvements		Land	Buildings and Improvements	Total(1)	Accumulated Depreciation	Year Acquired/ Constructed
Senior housing
1087	Birmingham	AL	$32,003	$4,682	$74,204	$—	$4,682	$72,755	$77,437	$(13,044)	2006	40
1086	Huntsville	AL	17,529	1,394	38,603	—	1,394	37,870	39,264	(6,540)	2006	40
1107	Huntsville	AL	—	307	5,813	—	307	5,453	5,760	(716)	2006	40
1154	Little Rock	AR	—	1,922	14,140	21	1,922	13,667	15,589	(1,840)	2006	39
0786	Douglas	AZ	—	110	703	—	110	703	813	(244)	2005	35
0518	Tucson	AZ	32,438	2,350	24,037	—	2,350	24,037	26,387	(6,610)	2002	30
1974	Sun City	AZ	33,519	2,640	32,774	944	2,640	33,718	36,358	(1,253)	2011	30
1238	Beverly Hills	CA	—	9,872	32,590	2,100	9,872	33,965	43,837	(4,344)	2006	40
1149	Camarillo	CA	—	5,798	19,427	—	5,798	18,651	24,449	(2,448)	2006	40
1006	Carlsbad	CA	—	7,897	14,255	360	7,897	13,825	21,722	(1,797)	2006	40
0883	Carmichael	CA	—	4,270	13,846	—	4,270	13,236	17,506	(1,682)	2006	40
0851	Citrus Heights	CA	—	1,180	8,367	—	1,180	8,037	9,217	(1,494)	2006	29
0790	Concord	CA	25,000	6,010	39,601	—	6,010	38,301	44,311	(6,127)	2005	40
0787	Dana Point	CA	—	1,960	15,946	—	1,960	15,466	17,426	(2,481)	2005	39
1152	Elk Grove	CA	—	2,235	6,339	—	2,235	6,186	8,421	(812)	2006	40
0798	Escondido	CA	14,340	5,090	24,253	—	5,090	23,353	28,443	(3,746)	2005	40
0791	Fremont	CA	9,246	2,360	11,672	—	2,360	11,192	13,552	(1,796)	2005	40
1965	Fresno	CA	23,252	1,730	25,491	308	1,730	25,799	27,529	(983)	2011	30
0788	Granada Hills	CA	—	2,200	18,257	—	2,200	17,637	19,837	(2,829)	2005	39
1156	Hemet	CA	—	1,270	5,966	17	1,270	5,737	7,007	(754)	2006	40
0856	Irvine	CA	—	8,220	14,104	—	8,220	13,564	21,784	(1,633)	2006	45
0227	Lodi	CA	8,977	732	5,453	—	732	5,453	6,185	(2,072)	1997	35
0226	Murietta	CA	6,032	435	5,729	—	435	5,729	6,164	(2,110)	1997	35
1165	Northridge	CA	—	6,718	26,309	6	6,718	25,506	32,224	(3,348)	2006	40
1561	Orangevale	CA	—	2,160	8,522	1,000	2,160	9,522	11,682	(1,485)	2008	40
1168	Palm Springs	CA	—	1,005	5,183	21	1,005	4,841	5,846	(636)	2006	40
0789	Pleasant Hill	CA	6,270	2,480	21,333	—	2,480	20,633	23,113	(3,310)	2005	40
1166	Rancho Mirage	CA	—	1,798	24,053	5	1,798	23,144	24,942	(3,038)	2006	40
1008	San Diego	CA	—	6,384	32,072	222	6,384	31,191	37,575	(4,094)	2006	40
1007	San Dimas	CA	—	5,628	31,374	208	5,630	30,786	36,416	(4,040)	2006	40
1009	San Juan Capistrano	CA	—	5,983	9,614	189	5,983	9,516	15,499	(1,247)	2006	40
1167	Santa Rosa	CA	—	3,582	21,113	4	3,582	20,348	23,930	(2,671)	2006	40
0793	South San Francisco	CA	10,665	3,000	16,586	—	3,000	16,056	19,056	(2,569)	2005	40
1966	Sun City	CA	17,602	2,650	25,290	639	2,650	25,930	28,580	(1,035)	2011	30
0792	Ventura	CA	10,077	2,030	17,379	—	2,030	16,749	18,779	(2,687)	2005	40
1155	Yorba Linda	CA	—	4,968	19,290	—	4,968	18,494	23,462	(2,427)	2006	40
1232	Colorado Springs	CO	—	1,910	24,479	11	1,910	23,526	25,436	(3,088)	2006	40
0512	Denver	CO	49,862	2,810	36,021	1,616	2,810	37,637	40,447	(9,906)	2002	30
1233	Denver	CO	—	2,511	30,641	82	2,511	29,920	32,431	(3,930)	2006	40
1000	Greenwood Village	CO	—	3,367	43,610	—	3,367	42,814	46,181	(4,947)	2006	40
1234	Lakewood	CO	—	3,012	31,913	5	3,012	31,120	34,132	(4,085)	2006	40
0730	Torrington	CT	12,624	166	11,001	—	166	10,591	10,757	(1,765)	2005	40
1010	Woodbridge	CT	—	2,352	9,929	224	2,363	9,680	12,043	(1,271)	2006	40
0538	Altamonte Springs	FL	—	1,530	7,956	—	1,530	7,136	8,666	(1,604)	2002	40
0861	Apopka	FL	5,892	920	4,816	—	920	4,716	5,636	(707)	2006	35
0852	Boca Raton	FL	—	4,730	17,532	2,605	4,730	19,727	24,457	(3,275)	2006	30
1001	Boca Raton	FL	11,648	2,415	17,923	—	2,415	17,561	19,976	(2,029)	2006	40
0544	Boynton Beach	FL	8,036	1,270	4,773	—	1,270	4,773	6,043	(1,054)	2003	40
1963	Boynton Beach	FL	34,546	2,550	31,183	(883)	2,550	30,300	32,850	(1,208)	2011	30
1964	Boynton Beach	FL	4,837	570	7,675	1,787	570	9,462	10,032	(317)	2011	30
0539	Clearwater	FL	—	2,250	2,627	—	2,250	2,627	4,877	(590)	2002	40
0746	Clearwater	FL	17,788	3,856	12,176	—	3,856	11,321	15,177	(2,669)	2005	40
0862	Clermont	FL	8,345	440	6,518	—	440	6,418	6,858	(963)	2006	35
1002	Coconut Creek	FL	13,928	2,461	16,006	—	2,461	15,620	18,081	(1,805)	2006	40
0492	Delray Beach	FL	11,439	850	6,637	—	850	6,637	7,487	(1,308)	2002	43
0850	Gainesville	FL	16,151	1,020	13,490	—	1,020	13,090	14,110	(1,827)	2006	40
1095	Gainesville	FL	—	1,221	12,226	—	1,221	12,001	13,222	(1,575)	2006	40
0490	Jacksonville	FL	44,230	3,250	25,936	—	3,250	25,936	29,186	(7,225)	2002	35
1096	Jacksonville	FL	—	1,587	15,616	—	1,587	15,298	16,885	(2,008)	2006	40
0855	Lantana	FL	—	3,520	26,452	—	3,520	25,652	29,172	(4,631)	2006	30
1968	Largo	FL	60,593	2,920	60,956	710	2,920	61,665	64,585	(2,389)	2011	30
0731	Ocoee	FL	16,546	2,096	9,322	—	2,096	8,801	10,897	(1,467)	2005	40

HCP, Inc.

Schedule III: Real Estate and Accumulated Depreciation (Continued)

December 31, 2011

(Dollars in thousands)

							Gross Amount at Which Carried As of December 31, 2011
				Initial Cost to Company								Life on Which Depreciation in Latest Income Statement is Computed
						Costs Capitalized Subsequent to Acquisition
City		State	Encumbrances at December 31, 2011	Land	Buildings and Improvements		Land	Buildings and Improvements	Total(1)	Accumulated Depreciation	Year Acquired/ Constructed
0859	Oviedo	FL	8,603	670	8,071	—	670	7,971	8,641	(1,196)	2006	35
1970	Palm Beach Gardens	FL	33,366	4,820	32,047	1,082	4,820	33,129	37,949	(1,318)	2011	30
1017	Palm Harbor	FL	—	1,462	16,774	500	1,462	16,888	18,350	(2,234)	2006	40
0190	Pinellas Park	FL	3,979	480	3,911	—	480	3,911	4,391	(1,761)	1996	35
0732	Port Orange	FL	15,443	2,340	9,898	—	2,340	9,377	11,717	(1,563)	2005	40
1971	Sarasota	FL	27,937	3,050	25,032	(335)	3,050	24,697	27,747	(965)	2011	30
0802	St. Augustine	FL	14,819	830	11,627	—	830	11,227	12,057	(2,032)	2005	35
0692	Sun City Center	FL	9,884	510	6,120	—	510	5,865	6,375	(1,257)	2004	35
0698	Sun City Center	FL	—	3,466	70,810	—	3,466	69,750	73,216	(14,897)	2004	34
1097	Tallahassee	FL	—	1,331	19,039	—	1,331	18,695	20,026	(2,454)	2006	40
0224	Tampa	FL	—	600	5,566	686	696	6,155	6,851	(1,677)	1997	45
0849	Tampa	FL	12,194	800	11,340	—	800	10,940	11,740	(1,527)	2006	40
1257	Vero Beach	FL	—	2,035	34,993	201	2,035	33,634	35,669	(4,411)	2006	40
1605	Vero Beach	FL	—	700	16,234	—	700	16,234	16,934	(592)	2010	35
1976	West Palm Beach	FL	—	990	2,431	494	990	2,925	3,915	(107)	2011	30
1098	Alpharetta	GA	—	793	8,761	198	793	8,673	9,466	(1,142)	2006	40
1099	Atlanta	GA	—	687	5,507	228	687	5,334	6,021	(704)	2006	40
1169	Atlanta	GA	—	2,665	5,911	2	2,665	5,643	8,308	(741)	2006	40
1241	Lilburn	GA	—	907	17,340	7	907	16,791	17,698	(2,204)	2006	40
1112	Marietta	GA	—	894	6,944	325	904	6,993	7,897	(912)	2006	40
1088	Davenport	IA	—	511	8,039	—	511	7,868	8,379	(1,033)	2006	40
1093	Marion	IA	—	502	6,865	—	502	6,713	7,215	(881)	2006	40
1091	Bloomington	IL	—	798	13,091	—	798	12,832	13,630	(1,684)	2006	40
1587	Burr Ridge	IL	—	2,640	23,902	289	2,640	24,190	26,830	(1,765)	2010	25
1089	Champaign	IL	—	101	4,207	1,592	279	5,463	5,742	(554)	2006	40
1157	Hoffman Estates	IL	—	1,701	12,037	133	1,701	11,587	13,288	(1,529)	2006	40
1090	Macomb	IL	—	81	6,062	—	81	5,905	5,986	(775)	2006	40
1143	Mt. Vernon	IL	—	296	15,935	3,562	512	18,949	19,461	(2,171)	2006	40
1969	Niles	IL	31,979	3,790	41,143	(739)	3,790	40,404	44,194	(1,593)	2011	30
1005	Oak Park	IL	26,271	3,476	35,259	—	3,476	34,713	38,189	(4,011)	2006	40
1961	Olympia Fields	IL	36,139	4,120	25,892	(1,030)	4,120	24,862	28,982	(1,036)	2011	30
1162	Orland Park	IL	—	2,623	23,154	10	2,623	22,534	25,157	(2,958)	2006	40
1092	Peoria	IL	—	404	10,050	—	404	9,840	10,244	(1,292)	2006	40
1588	Prospect Heights	IL	—	2,680	20,299	474	2,680	20,774	23,454	(1,540)	2010	25
1952	Vernon Hills	IL	53,035	4,900	42,546	1,273	4,900	43,819	48,719	(1,628)	2011	30
1237	Wilmette	IL	—	1,100	9,373	—	1,100	9,149	10,249	(1,201)	2006	40
0379	Evansville	IN	—	500	9,302	—	500	7,762	8,262	(2,068)	1999	45
0457	Jasper	IN	—	165	5,952	359	165	6,311	6,476	(1,899)	2001	35
1144	Indianapolis	IN	—	1,197	7,718	—	1,197	7,486	8,683	(983)	2006	40
1145	Indianapolis	IN	—	1,144	8,261	7,371	1,144	15,399	16,543	(1,600)	2006	40
1146	West Lafayette	IN	—	813	10,876	—	813	10,626	11,439	(1,395)	2006	40
1170	Edgewood	KY	—	1,868	4,934	—	1,868	4,504	6,372	(591)	2006	40
0697	Lexington	KY	8,010	2,093	16,917	—	2,093	16,299	18,392	(4,072)	2004	30
1105	Middletown	KY	—	1,499	26,252	240	1,513	25,868	27,381	(3,384)	2006	40
1013	Danvers	MA	—	4,616	30,692	243	4,621	30,344	34,965	(3,984)	2006	40
1151	Dartmouth	MA	—	3,145	6,880	—	3,145	6,632	9,777	(870)	2006	40
1012	Dedham	MA	—	3,930	21,340	267	3,930	21,032	24,962	(2,745)	2006	40
1158	Plymouth	MA	—	2,434	9,027	—	2,434	8,550	10,984	(1,122)	2006	40
1011	Baltimore	MD	—	1,416	8,854	288	1,416	8,681	10,097	(1,146)	2006	40
1153	Baltimore	MD	—	1,684	18,889	—	1,684	18,466	20,150	(2,424)	2006	40
1249	Frederick	MD	—	609	9,158	77	609	8,991	9,600	(1,175)	2006	40
0281	Westminster	MD	15,497	768	5,251	—	768	4,853	5,621	(1,337)	1998	45
0546	Cape Elizabeth	ME	—	630	3,524	93	630	3,617	4,247	(794)	2003	40
0545	Saco	ME	—	80	2,363	155	80	2,518	2,598	(548)	2003	40
1258	Auburn Hills	MI	—	2,281	10,692	—	2,281	10,692	12,973	(1,403)	2006	40
1248	Farmington Hills	MI	—	1,013	12,119	291	1,013	12,066	13,079	(1,557)	2006	40
0696	Holland	MI	42,035	787	51,410	—	787	50,172	50,959	(12,572)	2004	29
1094	Portage	MI	—	100	5,700	4,617	100	9,950	10,050	(1,155)	2006	40
0472	Sterling Heights	MI	—	920	7,326	—	920	7,326	8,246	(2,163)	2001	35
1259	Sterling Heights	MI	—	1,593	11,500	—	1,593	11,181	12,774	(1,468)	2006	40
1235	Des Peres	MO	—	4,361	20,664	—	4,361	20,046	24,407	(2,631)	2006	40
1236	Richmond Heights	MO	—	1,744	24,232	—	1,744	23,548	25,292	(3,091)	2006	40
0853	St. Louis	MO	—	2,500	20,343	—	2,500	19,853	22,353	(3,695)	2006	30
0842	Great Falls	MT	—	500	5,683	—	500	5,423	5,923	(791)	2006	40

HCP, Inc.

Schedule III: Real Estate and Accumulated Depreciation (Continued)

December 31, 2011

(Dollars in thousands)

							Gross Amount at Which Carried As of December 31, 2011
				Initial Cost to Company								Life on Which Depreciation in Latest Income Statement is Computed
						Costs Capitalized Subsequent to Acquisition
City		State	Encumbrances at December 31, 2011	Land	Buildings and Improvements		Land	Buildings and Improvements	Total(1)	Accumulated Depreciation	Year Acquired/ Constructed
0878	Charlotte	NC	—	710	9,559	—	710	9,159	9,869	(1,164)	2006	40
1584	Charlotte	NC	—	2,052	6,557	—	2,052	6,557	8,609	(419)	2010	40
1119	Concord	NC	—	601	7,615	166	612	7,546	8,158	(983)	2006	40
1254	Raleigh	NC	—	1,191	11,532	54	1,191	11,300	12,491	(1,482)	2006	40
1599	Cherry Hill	NJ	—	2,420	11,042	—	2,420	11,042	13,462	(754)	2010	25
1239	Cresskill	NJ	—	4,684	53,927	22	4,684	52,963	57,647	(6,951)	2006	40
0734	Hillsborough	NJ	15,986	1,042	10,042	—	1,042	9,576	10,618	(1,596)	2005	40
1242	Madison	NJ	—	3,157	19,909	25	3,157	19,348	22,505	(2,538)	2006	40
0733	Manahawkin	NJ	13,947	921	9,927	—	921	9,461	10,382	(1,577)	2005	40
1014	Paramus	NJ	—	4,280	31,684	207	4,280	31,191	35,471	(4,094)	2006	40
1231	Saddle River	NJ	—	1,784	15,625	57	1,784	15,238	17,022	(1,999)	2006	40
0245	Voorhees Township	NJ	8,654	900	7,629	—	900	7,629	8,529	(2,130)	1998	45
0213	Albuquerque	NM	—	767	9,324	—	767	8,826	9,593	(2,864)	1996	45
0796	Las Vegas	NV	—	1,960	5,816	—	1,960	5,426	7,386	(871)	2005	40
1252	Brooklyn	NY	—	8,117	23,627	446	8,117	23,498	31,615	(3,117)	2006	40
1256	Sheepshead Bay	NY	—	5,215	39,052	72	5,215	38,273	43,488	(5,020)	2006	40
0473	Cincinnati	OH	—	600	4,428	—	600	4,428	5,028	(1,307)	2001	35
0841	Columbus	OH	6,565	970	7,806	1,023	970	8,438	9,408	(1,182)	2006	40
0857	Fairborn	OH	6,739	810	8,311	—	810	8,011	8,821	(1,239)	2006	36
1147	Fairborn	OH	—	298	10,704	3,068	298	13,541	13,839	(1,637)	2006	40
1386	Marietta	OH	—	1,069	11,435	—	1,069	11,435	12,504	(1,449)	2007	40
1253	Poland	OH	—	695	10,444	7	695	10,113	10,808	(1,328)	2006	40
1159	Willoughby	OH	—	1,177	9,982	—	1,177	9,577	10,754	(1,257)	2006	40
1171	Oklahoma City	OK	—	801	4,904	12	801	4,533	5,334	(595)	2006	40
1160	Tulsa	OK	—	1,115	11,028	—	1,115	10,340	11,455	(1,357)	2006	40
1967	Cumberland	RI	—	2,630	18,825	225	2,630	19,050	21,680	(741)	2011	30
1959	East Providence	RI	18,330	1,890	14,387	(781)	1,890	13,606	15,496	(563)	2011	30
1960	Greenwich	RI	10,039	450	8,381	(220)	450	8,161	8,611	(370)	2011	30
1972	Smithfield	RI	—	1,250	17,442	423	1,250	17,864	19,114	(727)	2011	30
1973	South Kingstown	RI	—	1,390	13,150	(583)	1,390	12,567	13,957	(499)	2011	30
1975	Tiverton	RI	—	3,240	25,735	18	3,240	25,753	28,993	(991)	2011	30
1962	Warwick	RI	17,936	1,050	16,564	(1,401)	1,050	15,162	16,212	(691)	2011	30
1163	Haverford	PA	—	16,461	108,816	1,241	16,461	108,445	124,906	(14,139)	2006	40
1104	Aiken	SC	—	357	14,832	151	363	14,471	14,834	(1,901)	2006	40
1100	Charleston	SC	—	885	14,124	292	896	14,075	14,971	(1,831)	2006	40
1109	Columbia	SC	—	408	7,527	131	412	7,458	7,870	(978)	2006	40
0306	Georgetown	SC	—	239	3,008	—	239	3,008	3,247	(837)	1998	45
0879	Greenville	SC	—	1,090	12,558	—	1,090	12,058	13,148	(1,532)	2006	40
1172	Greenville	SC	—	993	16,314	43	993	15,457	16,450	(2,030)	2006	40
0305	Lancaster	SC	—	84	2,982	—	84	2,982	3,066	(745)	1998	45
0880	Myrtle Beach	SC	—	900	10,913	—	900	10,513	11,413	(1,336)	2006	40
0312	Rock Hill	SC	—	203	2,671	—	203	2,671	2,874	(722)	1998	45
1113	Rock Hill	SC	—	695	4,119	322	795	4,126	4,921	(560)	2006	40
0313	Sumter	SC	—	196	2,623	—	196	2,623	2,819	(730)	1998	45
1003	Nashville	TN	11,252	812	16,983	—	812	16,235	17,047	(1,876)	2006	40
0860	Oak Ridge	TN	8,627	500	4,741	—	500	4,641	5,141	(696)	2006	35
0843	Abilene	TX	1,873	300	2,830	—	300	2,710	3,010	(379)	2006	39
1004	Arlington	TX	14,398	2,002	19,110	—	2,002	18,729	20,731	(2,164)	2006	40
1116	Arlington	TX	—	2,494	12,192	249	2,540	11,873	14,413	(1,549)	2006	40
0511	Austin	TX	—	2,960	41,645	—	2,960	41,645	44,605	(11,452)	2002	30
1589	Austin	TX	—	2,860	17,358	497	2,860	17,855	20,715	(1,371)	2010	25
0202	Beaumont	TX	—	145	10,404	—	145	10,020	10,165	(3,326)	1996	45
0844	Burleson	TX	4,279	1,050	5,242	—	1,050	4,902	5,952	(684)	2006	40
0848	Cedar Hill	TX	8,925	1,070	11,554	—	1,070	11,104	12,174	(1,550)	2006	40
1325	Cedar Hill	TX	—	440	7,494	—	440	7,494	7,934	(1,322)	2007	40
0513	Fort Worth	TX	—	2,830	50,832	—	2,830	50,832	53,662	(13,979)	2002	30
0506	Friendswood	TX	23,013	400	7,354	—	400	7,354	7,754	(1,553)	2002	45
0217	Houston	TX	11,669	835	7,195	—	835	7,195	8,030	(2,210)	1997	45
0491	Houston	TX	—	2,470	21,710	750	2,470	22,460	24,930	(6,241)	2002	35
1106	Houston	TX	—	1,008	15,333	183	1,020	15,098	16,118	(1,973)	2006	40
1111	Houston	TX	—	1,877	25,372	247	1,959	24,490	26,449	(3,210)	2006	40
1955	Houston	TX	60,239	9,820	60,254	3,623	9,820	63,877	73,697	(2,460)	2011	30
1956	Houston	TX	11,504	4,450	22,569	(71)	4,450	22,497	26,947	(1,070)	2011	30
1957	Houston	TX	39,560	8,170	39,730	(710)	8,170	39,021	47,191	(1,574)	2011	30

HCP, Inc.

Schedule III: Real Estate and Accumulated Depreciation (Continued)

December 31, 2011

(Dollars in thousands)

							Gross Amount at Which Carried As of December 31, 2011
				Initial Cost to Company								Life on Which Depreciation in Latest Income Statement is Computed
						Costs Capitalized Subsequent to Acquisition
City		State	Encumbrances at December 31, 2011	Land	Buildings and Improvements		Land	Buildings and Improvements	Total(1)	Accumulated Depreciation	Year Acquired/ Constructed
1958	Houston	TX	36,425	2,910	30,362	(400)	2,910	29,963	32,873	(1,283)	2011	30
0820	Irving	TX	10,863	710	9,949	—	710	9,359	10,069	(1,604)	2005	35
0845	North Richland Hills	TX	3,120	520	5,117	—	520	4,807	5,327	(671)	2006	40
0846	North Richland Hills	TX	6,769	870	9,259	—	870	8,819	9,689	(1,407)	2006	35
1102	Plano	TX	—	494	12,518	145	505	12,247	12,752	(1,601)	2006	40
0494	San Antonio	TX	7,898	730	3,961	—	730	3,961	4,691	(858)	2002	45
1590	San Antonio	TX	—	2,860	17,030	282	2,860	17,312	20,172	(1,353)	2010	25
1954	Sugar Land	TX	38,958	3,420	32,197	(1,084)	3,420	31,113	34,533	(1,278)	2011	30
1103	The Woodlands	TX	—	802	17,358	228	869	17,071	17,940	(2,235)	2006	40
0195	Victoria	TX	12,782	175	4,290	3,101	175	7,018	7,193	(1,680)	1995	43
0847	Waxahachie	TX	2,148	390	3,879	—	390	3,659	4,049	(511)	2006	40
1953	Webster	TX	37,224	4,780	31,057	(134)	4,780	30,923	35,703	(1,235)	2011	30
1161	Salt Lake City	UT	—	2,621	22,072	35	2,621	21,152	23,773	(2,777)	2006	40
1015	Arlington	VA	—	4,320	19,567	455	4,320	19,445	23,765	(2,557)	2006	40
1244	Arlington	VA	—	3,833	7,076	60	3,833	6,899	10,732	(899)	2006	40
1245	Arlington	VA	—	7,278	37,407	224	7,278	36,746	44,024	(4,817)	2006	40
0881	Chesapeake	VA	—	1,090	12,444	—	1,090	11,944	13,034	(1,518)	2006	40
1247	Falls Church	VA	—	2,228	8,887	116	2,228	8,788	11,016	(1,152)	2006	40
1164	Fort Belvoir	VA	—	11,594	99,528	6,189	11,594	103,719	115,313	(13,824)	2006	40
1250	Leesburg	VA	—	607	3,236	60	607	3,150	3,757	(1,218)	2006	35
1016	Richmond	VA	—	2,110	11,469	281	2,110	11,324	13,434	(1,471)	2006	40
1246	Sterling	VA	—	2,360	22,932	199	2,360	22,618	24,978	(2,968)	2006	40
0225	Woodbridge	VA	—	950	6,983	—	950	6,983	7,933	(2,057)	1997	45
1173	Bellevue	WA	—	3,734	16,171	8	3,734	15,614	19,348	(2,050)	2006	40
1240	Edmonds	WA	—	1,418	16,502	30	1,418	16,062	17,480	(2,107)	2006	40
0797	Kirkland	WA	5,234	1,000	13,403	—	1,000	13,043	14,043	(2,092)	2005	40
1174	Lynnwood	WA	—	1,203	7,415	12	1,203	7,427	8,630	(975)	2006	40
1251	Mercer Island	WA	—	4,209	8,123	296	4,209	8,214	12,423	(1,078)	2006	40
0794	Shoreline	WA	9,368	1,590	10,671	—	1,590	10,261	11,851	(1,646)	2005	40
0795	Shoreline	WA	—	4,030	26,421	—	4,030	25,651	29,681	(4,035)	2005	39
1175	Snohomish	WA	—	1,541	10,228	8	1,541	9,977	11,518	(1,307)	2006	40

			$1,366,930	$487,394	$3,793,465	$55,053	$488,276	$3,766,509	$4,254,785	$(507,329)

Life Science
1482	Brisbane	CA	$—	$50,989	$1,789	$29,885	$50,989	$31,674	$82,663	$—	2007	*
1481	Carlsbad	CA	—	30,300	—	6,500	30,300	6,500	36,800	—	2007	*
1522	Carlsbad	CA	—	23,475	—	2,769	23,475	2,769	26,244	—	2007	*
1401	Hayward	CA	—	900	7,100	5	900	7,105	8,005	(784)	2007	40
1402	Hayward	CA	—	1,500	6,400	2,063	1,500	8,463	9,963	(955)	2007	40
1403	Hayward	CA	—	1,900	7,100	263	1,900	7,363	9,263	(945)	2007	40
1404	Hayward	CA	—	2,200	17,200	12	2,200	17,212	19,412	(1,900)	2007	40
1405	Hayward	CA	—	1,000	3,200	7,478	1,000	10,678	11,678	(1,307)	2007	40
1549	Hayward	CA	—	801	5,740	667	801	6,407	7,208	(972)	2007	29
1550	Hayward	CA	—	539	3,864	449	539	4,313	4,852	(655)	2007	29
1551	Hayward	CA	—	526	3,771	438	526	4,209	4,735	(639)	2007	29
1552	Hayward	CA	—	944	6,769	786	944	7,555	8,499	(1,147)	2007	29
1553	Hayward	CA	—	953	6,829	793	953	7,622	8,575	(1,157)	2007	29
1554	Hayward	CA	—	991	7,105	825	991	7,930	8,921	(1,204)	2007	29
1555	Hayward	CA	—	1,210	8,675	1,007	1,210	9,682	10,892	(1,470)	2007	29
1556	Hayward	CA	—	2,736	6,868	798	2,736	7,666	10,402	(1,163)	2007	29
1514	La Jolla	CA	—	5,200	—	—	5,200	—	5,200	—	2007	**
1424	La Jolla	CA	—	9,600	25,283	3,038	9,648	28,194	37,842	(4,162)	2007	40
1425	La Jolla	CA	—	6,200	19,883	99	6,276	19,906	26,182	(2,217)	2007	40
1426	La Jolla	CA	—	7,200	12,412	3,036	7,291	15,357	22,648	(2,667)	2007	27
1427	La Jolla	CA	—	8,700	16,983	671	8,746	17,608	26,354	(2,728)	2007	30
1488	Mountain View	CA	—	7,300	25,410	1,353	7,300	26,763	34,063	(2,860)	2007	40
1489	Mountain View	CA	—	6,500	22,800	1,884	6,500	24,684	31,184	(2,518)	2007	40
1490	Mountain View	CA	—	4,800	9,500	442	4,800	9,942	14,742	(1,130)	2007	40
1491	Mountain View	CA	—	4,200	8,400	1,249	4,209	9,640	13,849	(1,580)	2007	40
1492	Mountain View	CA	—	3,600	9,700	730	3,600	10,430	14,030	(1,695)	2007	40
1493	Mountain View	CA	—	7,500	16,300	1,836	7,500	17,535	25,035	(1,806)	2007	40
1494	Mountain View	CA	—	9,800	24,000	203	9,800	24,203	34,003	(2,684)	2007	40
1495	Mountain View	CA	—	6,900	17,800	215	6,900	18,015	24,915	(2,023)	2007	40
1496	Mountain View	CA	—	7,000	17,000	6,364	7,000	23,364	30,364	(3,727)	2007	40

HCP, Inc.

Schedule III: Real Estate and Accumulated Depreciation (Continued)

December 31, 2011

(Dollars in thousands)

							Gross Amount at Which Carried As of December 31, 2011
				Initial Cost to Company								Life on Which Depreciation in Latest Income Statement is Computed
						Costs Capitalized Subsequent to Acquisition
City		State	Encumbrances at December 31, 2011	Land	Buildings and Improvements		Land	Buildings and Improvements	Total(1)	Accumulated Depreciation	Year Acquired/ Constructed
1497	Mountain View	CA	—	14,100	31,002	9,811	14,100	40,813	54,913	(6,741)	2007	40
1498	Mountain View	CA	—	7,100	25,800	8,101	7,100	33,901	41,001	(5,843)	2007	40
2017	Mountain View	CA	—	—	—	1,290	—	1,290	1,290	—	—	*
1469	Poway	CA	—	47,700	3,512	7,450	47,700	10,962	58,662	—	2007	*
1477	Poway	CA	—	29,943	2,475	15,405	29,943	17,881	47,824	—	2007	*
1470	Poway	CA	—	5,000	12,200	5,727	5,000	17,927	22,927	(3,524)	2007	40
1471	Poway	CA	—	5,200	14,200	4,253	5,200	18,453	23,653	(3,011)	2007	40
1478	Poway	CA	—	6,700	14,400	6,145	6,700	20,545	27,245	(4,190)	2007	40
1499	Redwood City	CA	—	3,400	5,500	1,656	3,407	7,149	10,556	(1,096)	2007	40
1500	Redwood City	CA	—	2,500	4,100	1,188	2,506	5,282	7,788	(768)	2007	40
1501	Redwood City	CA	—	3,600	4,600	397	3,607	4,990	8,597	(708)	2007	30
1502	Redwood City	CA	—	3,100	5,100	804	3,107	5,651	8,758	(779)	2007	31
1503	Redwood City	CA	—	4,800	17,300	2,796	4,818	20,078	24,896	(1,966)	2007	31
1504	Redwood City	CA	—	5,400	15,500	856	5,418	16,338	21,756	(1,762)	2007	31
1505	Redwood City	CA	—	3,000	3,500	603	3,006	4,097	7,103	(650)	2007	40
1506	Redwood City	CA	—	6,000	14,300	3,020	6,018	17,302	23,320	(2,001)	2007	40
1507	Redwood City	CA	—	1,900	12,800	6,860	1,912	19,648	21,560	(789)	2007	*
1508	Redwood City	CA	—	2,700	11,300	6,547	2,712	17,835	20,547	(708)	2007	*
1509	Redwood City	CA	—	2,700	10,900	1,335	2,712	12,223	14,935	(1,280)	2007	40
1510	Redwood City	CA	—	2,200	12,000	5,193	2,212	17,181	19,393	(1,382)	2007	38
1511	Redwood City	CA	—	2,600	9,300	1,475	2,612	10,763	13,375	(1,266)	2007	26
1512	Redwood City	CA	—	3,300	18,000	123	3,300	18,123	21,423	(1,995)	2007	40
1513	Redwood City	CA	—	3,300	17,900	123	3,300	18,023	21,323	(1,983)	2007	40
0679	San Diego	CA	—	7,872	34,617	17,163	7,872	51,781	59,653	(10,246)	2002	39
1558	San Diego	CA	—	7,740	22,654	535	7,778	23,151	30,929	(2,453)	2007	38
0837	San Diego	CA	—	4,630	2,029	6,125	4,630	8,153	12,783	(851)	2006	31	†
0838	San Diego	CA	—	2,040	902	4,301	2,040	5,203	7,243	(95)	2006	*
0839	San Diego	CA	—	3,940	3,184	4,459	3,940	6,848	10,788	(1,866)	2006	40
0840	San Diego	CA	—	5,690	4,579	673	5,690	5,252	10,942	(984)	2006	40
1420	San Diego	CA	—	6,524	—	2,824	6,524	2,824	9,348	—	2007	*
1947	San Diego	CA	12,423	2,581	10,534	20	2,581	10,554	13,135	(351)	2011	30
1948	San Diego	CA	25,646	5,879	25,305	18	5,879	25,324	31,203	(844)	2011	30
1949	San Diego	CA	8,206	2,686	11,045	386	2,686	11,432	14,118	(370)	2011	30
1950	San Diego	CA	1,181	884	2,796	—	884	2,796	3,680	(93)	2011	30
1410	South San Francisco	CA	—	4,900	18,100	147	4,900	18,247	23,147	(1,999)	2007	40
1411	South San Francisco	CA	—	8,000	27,700	84	8,000	27,784	35,784	(3,059)	2007	40
1413	South San Francisco	CA	—	8,000	28,299	252	8,000	28,550	36,550	(3,129)	2007	40
1414	South San Francisco	CA	—	3,700	20,800	—	3,700	20,800	24,500	(2,297)	2007	40
1418	South San Francisco	CA	—	11,700	31,243	5,885	11,700	37,127	48,827	(4,055)	2007	40
1421	South San Francisco	CA	—	7,000	33,779	—	7,000	33,779	40,779	(3,730)	2007	40
1422	South San Francisco	CA	—	14,800	7,600	3,119	14,800	10,719	25,519	(1,310)	2007	30
1423	South San Francisco	CA	—	8,400	33,144	—	8,400	33,144	41,544	(3,660)	2007	40
1431	South San Francisco	CA	—	7,000	15,500	157	7,000	15,657	22,657	(1,714)	2007	40
1439	South San Francisco	CA	—	11,900	68,848	39	11,900	68,887	80,787	(7,602)	2007	40
1440	South San Francisco	CA	—	10,000	57,954	—	10,000	57,954	67,954	(6,400)	2007	40
1441	South San Francisco	CA	—	9,300	43,549	—	9,300	43,549	52,849	(4,809)	2007	40
1442	South San Francisco	CA	—	11,000	47,289	81	11,000	47,370	58,370	(5,238)	2007	40
1443	South San Francisco	CA	—	13,200	60,932	1,158	13,200	62,090	75,290	(6,188)	2007	40
1444	South San Francisco	CA	—	10,500	33,776	392	10,500	34,168	44,668	(3,729)	2007	40
1445	South San Francisco	CA	—	10,600	34,083	—	10,600	34,083	44,683	(3,763)	2007	40
1448	South San Francisco	CA	—	14,100	71,344	52	14,100	71,396	85,496	(7,882)	2007	40
1449	South San Francisco	CA	—	12,800	63,600	472	12,800	64,072	76,872	(7,107)	2007	40
1450	South San Francisco	CA	—	11,200	79,222	20	11,200	79,242	90,442	(8,749)	2007	40
1451	South San Francisco	CA	—	7,200	50,856	66	7,200	50,922	58,122	(5,621)	2007	40
1452	South San Francisco	CA	—	14,400	101,362	107	14,400	101,469	115,869	(11,193)	2007	40
1458	South San Francisco	CA	—	10,900	20,900	4,094	10,909	24,787	35,696	(4,432)	2007	40
1459	South San Francisco	CA	—	3,600	100	159	3,600	259	3,859	(83)	2007	5
1460	South San Francisco	CA	—	2,300	100	65	2,300	165	2,465	(88)	2007	5
1461	South San Francisco	CA	—	3,900	200	117	3,900	317	4,217	(177)	2007	5
1462	South San Francisco	CA	—	7,117	600	3,589	7,117	3,924	11,041	(583)	2007	*
1464	South San Francisco	CA	—	7,403	700	7,607	7,403	8,307	15,710	(331)	2007	*
1468	South San Francisco	CA	—	10,100	24,013	2,796	10,100	26,809	36,909	(4,322)	2007	40
1454	South San Francisco	CA	—	11,100	47,738	9,369	11,100	57,108	68,208	(6,773)	2007	40
1455	South San Francisco	CA	—	9,700	41,937	5,835	10,261	47,211	57,472	(5,367)	2007	40

HCP, Inc.

Schedule III: Real Estate and Accumulated Depreciation (Continued)

December 31, 2011

(Dollars in thousands)

							Gross Amount at Which Carried As of December 31, 2011
				Initial Cost to Company								Life on Which Depreciation in Latest Income Statement is Computed
						Costs Capitalized Subsequent to Acquisition
City		State	Encumbrances at December 31, 2011	Land	Buildings and Improvements		Land	Buildings and Improvements	Total(1)	Accumulated Depreciation	Year Acquired/ Constructed
1456	South San Francisco	CA	—	6,300	22,900	8,196	6,300	31,096	37,396	(3,761)	2007	40
1480	South San Francisco	CA	—	32,210	3,110	8,319	32,210	11,429	43,639	—	2007	*
1463	South San Francisco	CA	—	10,381	2,300	16,083	10,381	18,383	28,764	(652)	2007	*
1435	South San Francisco	CA	—	13,800	42,500	32,758	13,800	75,258	89,058	(4,604)	2007	40
1436	South San Francisco	CA	—	14,500	45,300	34,081	14,500	79,381	93,881	(4,819)	2007	40
1437	South San Francisco	CA	—	9,400	24,800	16,977	9,400	41,777	51,177	(2,085)	2007	40
1559	South San Francisco	CA	—	5,666	5,773	183	5,691	5,931	11,622	(4,839)	2007	5
1560	South San Francisco	CA	—	1,204	1,293	15	1,210	1,302	2,512	(1,063)	2007	5
1408	South San Francisco	CA	1,510	9,000	17,800	61	9,000	17,861	26,861	(1,965)	2007	40
1412	South San Francisco	CA	2,015	10,100	22,521	—	10,100	22,521	32,621	(2,487)	2007	40
1430	South San Francisco	CA	2,087	10,700	23,621	212	10,700	23,832	34,532	(2,628)	2007	40
1409	South San Francisco	CA	3,228	18,000	38,043	421	18,000	38,464	56,464	(4,211)	2007	40
1407	South San Francisco	CA	3,256	28,600	48,700	4,020	28,600	52,720	81,320	(6,474)	2007	35
1982	South San Francisco	CA	—	64,900	—	4,358	64,900	4,358	69,258	—	2011	*
1604	Cambridge	MA	—	8,389	10,630	9,326	8,389	19,956	28,345	—	2010	*
2011	Durham	NC	9,481	447	6,152	416	447	6,569	7,016	—	2011	*
0461	Salt Lake City	UT	—	500	8,548	—	500	8,548	9,048	(2,651)	2001	33
0462	Salt Lake City	UT	—	890	15,623	—	890	15,624	16,514	(4,265)	2001	38
0463	Salt Lake City	UT	—	190	9,875	—	190	9,875	10,065	(2,316)	2001	43
0464	Salt Lake City	UT	—	630	6,921	62	630	6,984	7,614	(1,951)	2001	38
0465	Salt Lake City	UT	—	125	6,368	6	125	6,374	6,499	(1,495)	2001	43
0466	Salt Lake City	UT	—	—	14,614	7	—	14,621	14,621	(2,907)	2001	43
0507	Salt Lake City	UT	—	280	4,345	34	280	4,379	4,659	(917)	2002	43
0537	Salt Lake City	UT	—	—	6,517	—	—	6,517	6,517	(1,346)	2002	35
0799	Salt Lake City	UT	—	—	14,600	90	—	14,690	14,690	(1,772)	2005	40
1593	Salt Lake City	UT	—	—	23,998	—	—	23,998	23,998	(1,030)	2010	33

			$69,033	$954,205	$2,193,335	$384,807	$955,261	$2,574,906	$3,530,167	$(292,318)

Medical office
0638	Anchorage	AK	$6,373	$1,456	$10,650	$35	$1,456	$10,635	$12,091	$(1,611)	2000	34
0520	Chandler	AZ	—	3,669	13,503	1,794	3,669	15,053	18,722	(2,796)	2002	40
0468	Oro Valley	AZ	—	1,050	6,774	490	1,050	6,697	7,747	(1,480)	2001	43
0356	Phoenix	AZ	—	780	3,199	827	780	3,837	4,617	(1,703)	1999	32
0470	Phoenix	AZ	—	280	877	42	280	918	1,198	(209)	2001	43
1066	Scottsdale	AZ	—	5,115	14,064	1,703	4,791	16,085	20,876	(2,391)	2006	40
0453	Tucson	AZ	—	215	6,318	353	215	6,658	6,873	(2,177)	2000	35
0556	Tucson	AZ	—	215	3,940	131	215	3,741	3,956	(759)	2003	43
1041	Brentwood	CA	—	—	30,864	1,310	—	32,083	32,083	(4,412)	2006	40
1200	Encino	CA	6,681	6,151	10,438	1,883	6,391	12,081	18,472	(2,148)	2006	33
0234	Los Angeles	CA	—	2,848	5,879	1,163	3,009	5,273	8,282	(2,385)	1997	21
0436	Murietta	CA	—	400	9,266	1,366	439	10,032	10,471	(3,515)	1999	33
0239	Poway	CA	—	2,700	10,839	1,436	2,730	11,108	13,838	(4,393)	1997	35
0318	Sacramento	CA	—	2,860	21,850	5,744	2,860	26,824	29,684	(6,105)	1998	*
0235	San Diego	CA	—	2,863	8,913	2,861	3,068	9,963	13,031	(4,353)	1997	21
0236	San Diego	CA	—	4,619	19,370	3,366	4,711	17,619	22,330	(7,697)	1997	21
0421	San Diego	CA	—	2,910	17,362	4,519	2,910	21,881	24,791	(4,547)	1999	*
0564	San Jose	CA	2,764	1,935	1,728	1,325	1,935	2,933	4,868	(888)	2003	37
0565	San Jose	CA	6,436	1,460	7,672	482	1,460	8,148	9,608	(1,843)	2003	37
0659	San Jose	CA	—	1,718	3,124	370	1,718	3,417	5,135	(540)	2000	34
1209	Sherman Oaks	CA	—	7,472	10,075	1,877	7,741	11,673	19,414	(2,948)	2006	22
0439	Valencia	CA	—	2,300	6,967	940	2,309	7,097	9,406	(2,801)	1999	35
1211	Valencia	CA	—	1,344	7,507	444	1,383	7,913	9,296	(1,120)	2006	40
0440	West Hills	CA	—	2,100	11,595	1,771	2,100	11,137	13,237	(4,129)	1999	32
0728	Aurora	CO	—	—	8,764	524	—	9,288	9,288	(2,469)	2005	39
1196	Aurora	CO	—	210	12,362	1,099	210	13,426	13,636	(1,878)	2006	40
1197	Aurora	CO	—	200	8,414	735	200	9,149	9,349	(1,529)	2006	33
0882	Colorado Springs	CO	—	—	12,933	4,869	—	17,803	17,803	(3,147)	2007	40
0814	Conifer	CO	—	—	1,485	22	—	1,508	1,508	(236)	2005	40
1199	Denver	CO	—	493	7,897	346	558	8,178	8,736	(1,332)	2006	33
0808	Englewood	CO	—	—	8,616	1,270	—	9,761	9,761	(2,077)	2005	35
0809	Englewood	CO	—	—	8,449	2,095	—	10,258	10,258	(1,910)	2005	35
0810	Englewood	CO	—	—	8,040	2,475	—	10,515	10,515	(2,169)	2005	35
0811	Englewood	CO	—	—	8,472	1,227	—	9,692	9,692	(1,961)	2005	35
0812	Littleton	CO	—	—	4,562	960	79	5,407	5,486	(1,182)	2005	35

HCP, Inc.

Schedule III: Real Estate and Accumulated Depreciation (Continued)

December 31, 2011

(Dollars in thousands)

							Gross Amount at Which Carried As of December 31, 2011
				Initial Cost to Company								Life on Which Depreciation in Latest Income Statement is Computed
						Costs Capitalized Subsequent to Acquisition
City		State	Encumbrances at December 31, 2011	Land	Buildings and Improvements		Land	Buildings and Improvements	Total(1)	Accumulated Depreciation	Year Acquired/ Constructed
0813	Littleton	CO	—	—	4,926	681	5	5,576	5,581	(1,082)	2005	38
0570	Lone Tree	CO	—	—	—	18,450	—	18,509	18,509	(3,790)	2003	39
0666	Lone Tree	CO	14,410	—	23,274	750	—	24,013	24,013	(3,468)	2000	37
1076	Parker	CO	—	—	13,388	46	8	13,426	13,434	(1,937)	2006	40
0510	Thornton	CO	—	236	10,206	1,561	244	11,735	11,979	(2,590)	2002	43
0433	Atlantis	FL	—	—	5,651	445	33	5,746	5,779	(2,173)	1999	35
0434	Atlantis	FL	—	—	2,027	167	—	2,194	2,194	(753)	1999	34
0435	Atlantis	FL	—	—	2,000	361	—	2,261	2,261	(818)	1999	32
0602	Atlantis	FL	—	455	2,231	336	455	2,377	2,832	(402)	2000	34
0603	Atlantis	FL	—	1,507	2,894	1,629	1,507	4,391	5,898	(443)	2000	34
0604	Englewood	FL	—	170	1,134	211	170	1,330	1,500	(252)	2000	34
0609	Kissimmee	FL	—	788	174	170	788	321	1,109	(89)	2000	34
0610	Kissimmee	FL	—	481	347	221	481	568	1,049	(105)	2000	34
0671	Kissimmee	FL	5,561	—	7,574	1,277	—	8,821	8,821	(1,737)	2000	36
0612	Margate	FL	—	1,553	6,898	460	1,553	7,341	8,894	(1,109)	2000	34
0613	Miami	FL	8,724	4,392	11,841	2,024	4,392	13,697	18,089	(2,385)	2000	34
1067	Milton	FL	—	—	8,566	185	—	8,751	8,751	(1,171)	2006	40
0563	Orlando	FL	—	2,144	5,136	2,979	2,288	7,855	10,143	(2,081)	2003	37
0833	Pace	FL	—	—	10,309	2,464	—	12,773	12,773	(2,927)	2006	44
0834	Pensacola	FL	—	—	11,166	465	—	11,631	11,631	(1,540)	2006	45
0614	Plantation	FL	804	969	3,241	732	1,011	3,924	4,935	(760)	2000	34
0673	Plantation	FL	5,092	1,091	7,176	187	1,091	7,239	8,330	(1,126)	2002	36
0701	St. Petersburg	FL	—	—	10,141	3,243	—	13,241	13,241	(2,193)	2004	38
1210	Tampa	FL	5,418	1,967	6,602	3,076	2,067	9,533	11,600	(2,343)	2006	25
1058	McCaysville	GA	—	—	3,231	18	—	3,249	3,249	(431)	2006	40
1065	Marion	IL	—	100	11,484	89	100	11,572	11,672	(1,620)	2006	40
1057	Newburgh	IN	8,057	—	14,019	1,094	—	15,113	15,113	(1,959)	2006	40
0483	Wichita	KS	—	530	3,341	287	530	3,628	4,158	(823)	2001	45
1064	Lexington	KY	—	—	12,726	833	—	13,558	13,558	(2,017)	2006	40
0735	Louisville	KY	—	936	8,426	2,749	936	11,067	12,003	(6,033)	2005	11
0737	Louisville	KY	17,805	835	27,627	1,730	835	29,134	29,969	(5,838)	2005	37
0738	Louisville	KY	5,021	780	8,582	2,449	808	10,980	11,788	(4,126)	2005	18
0739	Louisville	KY	8,117	826	13,814	1,517	826	15,260	16,086	(3,325)	2005	38
0740	Louisville	KY	8,788	2,983	13,171	2,818	2,983	15,816	18,799	(3,514)	2005	30
1944	Louisville	KY	—	788	2,414	—	788	2,414	3,202	(97)	2010	25
1945	Louisville	KY	24,959	3,255	28,644	—	3,255	28,644	31,899	(955)	2010	30
1946	Louisville	KY	—	430	6,125	—	430	6,125	6,555	(204)	2010	30
1324	Haverhill	MA	—	800	8,537	1,069	800	9,606	10,406	(1,408)	2007	40
1213	Columbia	MD	—	1,115	3,206	954	1,115	4,160	5,275	(755)	2006	34
0361	GlenBurnie	MD	—	670	5,085	—	670	5,085	5,755	(1,840)	1999	35
1052	Towson	MD	—	—	14,233	3,524	—	15,719	15,719	(2,802)	2006	40
0240	Minneapolis	MN	—	117	13,213	1,111	117	14,175	14,292	(5,512)	1997	32
0300	Minneapolis	MN	1,770	160	10,131	2,383	160	12,163	12,323	(4,402)	1997	35
0428	St. Louis/Shrews	MO	—	1,650	3,767	447	1,650	4,214	5,864	(1,705)	1999	35
1059	Jackson	MS	—	—	8,869	19	—	8,887	8,887	(1,167)	2006	40
1060	Jackson	MS	6,082	—	7,187	2,160	—	9,347	9,347	(1,381)	2006	40
1078	Jackson	MS	—	—	8,413	688	—	9,101	9,101	(1,289)	2006	40
1068	Omaha	NE	13,956	—	16,243	360	17	16,576	16,593	(2,259)	2006	40
0729	Albuquerque	NM	—	—	5,380	162	—	5,542	5,542	(934)	2005	39
0348	Elko	NV	—	55	2,637	12	55	2,649	2,704	(973)	1999	35
0571	Las Vegas	NV	—	—	—	17,870	—	17,327	17,327	(3,530)	2003	40
0660	Las Vegas	NV	3,563	1,121	4,363	2,827	1,253	7,006	8,259	(1,717)	2000	34
0661	Las Vegas	NV	3,715	2,125	4,829	2,231	2,225	6,815	9,040	(1,358)	2000	34
0662	Las Vegas	NV	7,104	3,480	12,305	2,772	3,480	14,816	18,296	(2,836)	2000	34
0663	Las Vegas	NV	1,026	1,717	3,597	1,890	1,717	5,488	7,205	(1,396)	2000	34
0664	Las Vegas	NV	2,090	1,172	1,550	325	1,172	1,782	2,954	(542)	2000	34
0691	Las Vegas	NV	—	3,244	18,339	1,566	3,273	19,756	23,029	(5,562)	2004	30
1285	Cleveland	OH	—	823	2,726	457	853	3,152	4,005	(1,066)	2006	40
0400	Harrison	OH	—	—	4,561	300	—	4,861	4,861	(1,615)	1999	35
1054	Durant	OK	—	619	9,256	1,152	651	10,376	11,027	(1,346)	2006	40
0817	Owasso	OK	—	—	6,582	562	—	7,144	7,144	(1,767)	2005	40
0404	Roseburg	OR	—	—	5,707	—	—	5,707	5,707	(1,909)	1999	35
0252	Clarksville	TN	—	765	4,184	—	765	4,184	4,949	(1,643)	1998	35
0624	Hendersonville	TN	—	256	1,530	636	256	2,102	2,358	(522)	2000	34

HCP, Inc.

Schedule III: Real Estate and Accumulated Depreciation (Continued)

December 31, 2011

(Dollars in thousands)

							Gross Amount at Which Carried As of December 31, 2011
				Initial Cost to Company								Life on Which Depreciation in Latest Income Statement is Computed
						Costs Capitalized Subsequent to Acquisition
City		State	Encumbrances at December 31, 2011	Land	Buildings and Improvements		Land	Buildings and Improvements	Total(1)	Accumulated Depreciation	Year Acquired/ Constructed
0559	Hermitage	TN	—	830	5,036	4,574	830	9,477	10,307	(2,282)	2003	35
0561	Hermitage	TN	—	596	9,698	1,658	596	11,011	11,607	(2,688)	2003	37
0562	Hermitage	TN	—	317	6,528	1,701	317	7,973	8,290	(1,838)	2003	37
0154	Knoxville	TN	—	700	4,559	2,300	700	6,859	7,559	(1,980)	1994	*
0409	Murfreesboro	TN	—	900	12,706	—	900	12,706	13,606	(4,361)	1999	35
0625	Nashville	TN	9,288	955	14,289	1,337	955	15,507	16,462	(2,756)	2000	34
0626	Nashville	TN	3,823	2,050	5,211	1,514	2,055	6,658	8,713	(1,143)	2000	34
0627	Nashville	TN	542	1,007	181	520	1,007	681	1,688	(109)	2000	34
0628	Nashville	TN	5,414	2,980	7,164	936	2,980	8,070	11,050	(1,234)	2000	34
0630	Nashville	TN	546	515	848	225	528	1,059	1,587	(162)	2000	34
0631	Nashville	TN	—	266	1,305	550	266	1,752	2,018	(336)	2000	34
0632	Nashville	TN	—	827	7,642	1,898	827	9,479	10,306	(1,702)	2000	34
0633	Nashville	TN	9,776	5,425	12,577	2,921	5,425	15,466	20,891	(2,682)	2000	34
0634	Nashville	TN	8,938	3,818	15,185	2,498	3,818	17,427	21,245	(3,317)	2000	34
0636	Nashville	TN	445	583	450	—	583	450	1,033	(68)	2000	34
0573	Arlington	TX	8,718	769	12,355	1,575	769	13,864	14,633	(2,336)	2003	34
0576	Conroe	TX	2,847	324	4,842	1,413	324	6,152	6,476	(1,445)	2000	34
0577	Conroe	TX	5,237	397	7,966	1,047	397	9,009	9,406	(1,743)	2000	34
0578	Conroe	TX	5,472	388	7,975	90	388	8,039	8,427	(1,125)	2000	37
0579	Conroe	TX	1,789	188	3,618	581	188	4,181	4,369	(611)	2000	34
0581	Corpus Christi	TX	—	717	8,181	1,967	717	10,104	10,821	(2,235)	2000	34
0600	Corpus Christi	TX	—	328	3,210	1,639	328	4,648	4,976	(962)	2000	34
0601	Corpus Christi	TX	—	313	1,771	476	313	2,234	2,547	(454)	2000	34
0582	Dallas	TX	5,383	1,664	6,785	1,630	1,693	8,310	10,003	(1,656)	2000	34
1314	Dallas	TX	—	15,230	162,971	4,609	15,239	167,516	182,755	(24,422)	2006	35
0583	Fort Worth	TX	2,970	898	4,866	1,201	898	6,013	6,911	(1,124)	2000	34
0805	Fort Worth	TX	1,992	—	2,481	648	2	3,082	3,084	(788)	2005	25
0806	Fort Worth	TX	4,075	—	6,070	11	5	6,075	6,080	(1,022)	2005	40
1061	Granbury	TX	—	—	6,863	80	—	6,943	6,943	(934)	2006	40
0430	Houston	TX	—	1,927	33,140	1,663	2,019	34,558	36,577	(11,868)	1999	35
0446	Houston	TX	—	2,200	19,585	3,846	2,209	20,915	23,124	(11,476)	1999	17
0586	Houston	TX	—	1,033	3,165	751	1,033	3,791	4,824	(715)	2000	34
0589	Houston	TX	9,899	1,676	12,602	2,052	1,706	14,503	16,209	(2,805)	2000	34
0670	Houston	TX	—	257	2,884	649	297	3,468	3,765	(600)	2000	35
0702	Houston	TX	—	—	7,414	1,106	7	8,492	8,499	(1,526)	2004	36
1044	Houston	TX	—	—	4,838	3,158	—	7,911	7,911	(1,451)	2006	40
0590	Irving	TX	5,630	828	6,160	1,330	828	7,449	8,277	(1,220)	2000	34
0700	Irving	TX	—	—	8,550	2,882	—	11,429	11,429	(1,995)	2004	34
1202	Irving	TX	6,803	1,604	16,107	591	1,604	16,698	18,302	(2,250)	2006	40
1207	Irving	TX	6,148	1,955	12,793	138	1,986	12,900	14,886	(1,703)	2006	40
1062	Lancaster	TX	—	162	3,830	318	162	4,123	4,285	(640)	2006	39
0591	Lewisville	TX	5,259	561	8,043	434	561	8,451	9,012	(1,280)	2000	34
0144	Longview	TX	—	102	7,998	281	102	8,279	8,381	(3,242)	1992	45
0143	Lufkin	TX	—	338	2,383	40	338	2,423	2,761	(927)	1992	45
0568	McKinney	TX	—	541	6,217	493	541	6,296	6,837	(1,453)	2003	36
0569	McKinney	TX	—	—	636	7,527	—	7,650	7,650	(1,598)	2003	40
0596	Nassau Bay	TX	5,500	812	8,883	1,131	812	9,944	10,756	(1,520)	2000	37
1079	North Richland Hills	TX	—	—	8,942	344	—	9,153	9,153	(1,274)	2006	40
0142	Pampa	TX	—	84	3,242	548	84	3,790	3,874	(1,453)	1992	45
1048	Pearland	TX	—	—	4,014	3,960	—	7,974	7,974	(1,376)	2006	40
0447	Plano	TX	—	1,700	7,810	2,589	1,704	9,937	11,641	(3,416)	1999	*
0597	Plano	TX	7,734	1,210	9,588	1,420	1,210	10,916	12,126	(2,027)	2000	34
0672	Plano	TX	9,896	1,389	12,768	887	1,389	13,294	14,683	(2,187)	2002	36
1284	Plano	TX	—	2,049	18,793	1,039	2,087	19,007	21,094	(4,311)	2006	40
1286	Plano	TX	—	3,300	—	—	3,300	—	3,300	—	2006	**
0815	San Antonio	TX	—	—	9,193	762	12	9,913	9,925	(1,904)	2006	35
0816	San Antonio	TX	4,656	—	8,699	838	—	9,499	9,499	(1,773)	2006	35
0598	Sugarland	TX	3,898	1,078	5,158	1,359	1,084	6,375	7,459	(1,084)	2000	34
1081	Texarkana	TX	—	1,117	7,423	207	1,177	7,571	8,748	(1,068)	2006	40
0599	Texas City	TX	6,373	—	9,519	157	—	9,676	9,676	(1,392)	2000	37
0152	Victoria	TX	—	125	8,977	—	125	8,977	9,102	(3,405)	1994	45
1591	San Antonio	TX	—	—	7,309	239	—	7,548	7,548	(366)	2010	30
1977	San Antonio	TX	—	—	26,191	542	—	26,733	26,733	(833)	2011	30
1592	Bountiful	UT	5,241	999	7,426	54	999	7,481	8,480	(351)	2010	30

HCP, Inc.

Schedule III: Real Estate and Accumulated Depreciation (Continued)

December 31, 2011

(Dollars in thousands)

							Gross Amount at Which Carried As of December 31, 2011
				Initial Cost to Company								Life on Which Depreciation in Latest Income Statement is Computed
						Costs Capitalized Subsequent to Acquisition
City		State	Encumbrances at December 31, 2011	Land	Buildings and Improvements		Land	Buildings and Improvements	Total(1)	Accumulated Depreciation	Year Acquired/ Constructed
0169	Bountiful	UT	—	276	5,237	455	276	5,691	5,967	(1,957)	1995	45
0346	Castle Dale	UT	—	50	1,818	63	50	1,881	1,931	(698)	1998	35
0347	Centerville	UT	—	300	1,288	191	300	1,479	1,779	(567)	1999	35
0350	Grantsville	UT	—	50	429	39	50	468	518	(175)	1999	35
0469	Kaysville	UT	—	530	4,493	146	530	4,639	5,169	(1,046)	2001	43
0456	Layton	UT	—	371	7,073	357	389	7,359	7,748	(2,287)	2001	35
0359	Ogden	UT	—	180	1,695	121	180	1,764	1,944	(653)	1999	35
1283	Ogden	UT	—	106	4,464	455	106	4,466	4,572	(545)	2006	40
0357	Orem	UT	—	337	8,744	1,144	306	9,167	9,473	(3,597)	1999	35
0371	Providence	UT	—	240	3,876	198	256	3,798	4,054	(1,358)	1999	35
0353	Salt Lake City	UT	—	190	779	61	201	830	1,031	(313)	1999	35
0355	Salt Lake City	UT	—	180	14,792	759	180	15,502	15,682	(5,727)	1999	35
0467	Salt Lake City	UT	—	3,000	7,541	509	3,007	7,998	11,005	(2,129)	2001	38
0566	Salt Lake City	UT	—	509	4,044	792	509	4,691	5,200	(1,084)	2003	37
0354	Salt Lake City	UT	—	220	10,732	802	220	11,332	11,552	(4,132)	1999	35
0358	Springville	UT	—	85	1,493	163	85	1,657	1,742	(592)	1999	35
0482	Stansbury	UT	—	450	3,201	299	450	3,452	3,902	(814)	2001	45
0351	Washington Terrace	UT	—	—	4,573	1,502	—	5,723	5,723	(1,890)	1999	35
0352	Washington Terrace	UT	—	—	2,692	354	—	2,753	2,753	(981)	1999	35
0495	West Valley	UT	—	410	8,266	1,002	410	9,268	9,678	(2,593)	2002	35
0349	West Valley	UT	—	1,070	17,463	84	1,070	17,548	18,618	(6,451)	1999	35
1208	Fairfax	VA	—	8,396	16,710	1,722	8,408	18,419	26,827	(3,561)	2006	28
0572	Reston	VA	—	—	11,902	(121)	—	11,710	11,710	(2,402)	2003	43
0448	Renton	WA	—	—	18,724	1,195	—	19,379	19,379	(6,701)	1999	35
0781	Seattle	WA	—	—	52,703	2,324	—	52,372	52,372	(10,368)	2004	39
0782	Seattle	WA	—	—	24,382	3,369	21	26,923	26,944	(5,464)	2004	36
0783	Seattle	WA	—	—	5,625	863	—	6,440	6,440	(4,173)	2004	10
0785	Seattle	WA	—	—	7,293	1,207	—	7,742	7,742	(1,788)	2004	33
1385	Seattle	WA	—	—	38,925	437	—	39,352	39,352	(5,954)	2007	30
0884	Mexico City	DF	—	415	3,739	13	259	3,897	4,156	(531)	2006	40

			$328,608	$191,865	$1,788,013	$256,474	$193,767	$2,004,913	$2,198,680	$(432,827)

Post-acute/skilled nursing
0012	Livermore	CA	$—	$610	$1,711	$1,125	$610	$2,836	$3,446	$(2,784)	1985	25
0315	Perris	CA	—	336	3,021	—	336	3,021	3,357	(1,442)	1998	25
0237	Vista	CA	—	653	6,012	90	653	6,102	6,755	(3,109)	1997	25
0002	Fort Collins	CO	—	499	1,913	1,454	499	3,122	3,621	(3,121)	1985	25
0018	Morrison	CO	—	1,429	5,464	4,019	1,429	8,761	10,190	(8,544)	1985	24
0280	Statesboro	GA	—	168	1,508	—	168	1,508	1,676	(743)	1992	25
0297	Rexburg	ID	—	200	5,310	—	200	5,060	5,260	(1,952)	1998	35
0378	Anderson	IN	—	500	4,724	1,734	500	6,057	6,557	(1,849)	1999	35
0384	Angola	IN	—	130	2,900	566	130	3,466	3,596	(1,008)	1999	35
0385	Fort Wayne	IN	—	200	4,150	2,667	200	6,817	7,017	(1,743)	1999	38
0386	Fort Wayne	IN	—	140	3,760	—	140	3,760	3,900	(1,307)	1999	35
0387	Huntington	IN	—	30	2,970	338	30	3,308	3,338	(1,066)	1999	35
0373	Kokomo	IN	—	250	4,622	1,294	250	5,653	5,903	(1,335)	1999	45
0454	New Albany	IN	—	230	6,595	—	230	6,595	6,825	(2,026)	2001	35
0484	Tell City	IN	—	95	6,208	1,299	95	7,509	7,604	(1,634)	2001	45
0688	Cynthiana	KY	—	192	4,875	—	192	4,875	5,067	(839)	2004	40
0071	Mayfield	KY	—	218	2,797	—	218	2,792	3,010	(1,765)	1986	40
0298	Franklin	LA	—	405	3,424	—	405	3,424	3,829	(1,655)	1998	25
0299	Morgan City	LA	—	203	2,050	—	203	2,050	2,253	(991)	1998	25
0017	Westborough	MA	—	858	2,975	2,894	858	5,868	6,726	(4,046)	1985	30
0388	Las Vegas	NV	—	1,300	3,950	—	1,300	3,950	5,250	(1,373)	1999	35
0389	Las Vegas	NV	—	1,300	5,800	—	1,300	5,800	7,100	(2,016)	1999	35
0390	Fairborn	OH	—	250	4,850	—	250	4,850	5,100	(1,686)	1999	35
0391	Georgetown	OH	—	130	4,970	—	130	4,970	5,100	(1,728)	1999	35
0063	Marion	OH	—	218	2,971	—	218	2,965	3,183	(2,421)	1986	30
0038	Newark	OH	—	400	8,588	—	400	8,577	8,977	(6,009)	1986	35
0392	Port Clinton	OH	—	370	3,630	—	370	3,630	4,000	(1,262)	1999	35
0393	Springfield	OH	—	250	3,950	2,113	250	6,063	6,313	(1,532)	1999	35
0394	Toledo	OH	—	120	5,130	—	120	5,130	5,250	(1,783)	1999	35
0395	Versailles	OH	—	120	4,980	—	120	4,980	5,100	(1,731)	1999	35
0695	Carthage	TN	—	129	2,406	—	129	2,225	2,354	(471)	2004	35

HCP, Inc.

Schedule III: Real Estate and Accumulated Depreciation (Continued)

December 31, 2011

(Dollars in thousands)

							Gross Amount at Which Carried As of December 31, 2011
				Initial Cost to Company								Life on Which Depreciation in Latest Income Statement is Computed
						Costs Capitalized Subsequent to Acquisition
City		State	Encumbrances at December 31, 2011	Land	Buildings and Improvements		Land	Buildings and Improvements	Total(1)	Accumulated Depreciation	Year Acquired/ Constructed
0054	Loudon	TN	—	26	3,879	—	26	3,873	3,899	(2,761)	1986	35
0047	Maryville	TN	—	160	1,472	—	160	1,468	1,628	(830)	1986	45
0048	Maryville	TN	—	307	4,376	—	307	4,369	4,676	(2,392)	1986	45
0285	Fort Worth	TX	—	243	2,036	269	243	2,305	2,548	(1,129)	1998	25
0296	Ogden	UT	—	250	4,685	—	250	4,435	4,685	(1,690)	1998	35
0681	Fishersville	VA	—	751	7,734	—	751	7,220	7,971	(1,390)	2004	40
0682	Floyd	VA	—	309	2,263	—	309	1,893	2,202	(577)	2004	25
0689	Independence	VA	—	206	8,366	—	206	7,810	8,016	(1,481)	2004	40
0683	Newport News	VA	—	535	6,192	—	535	5,719	6,254	(1,100)	2004	40
0684	Roanoke	VA	—	586	7,159	—	586	6,696	7,282	(1,287)	2004	40
0685	Staunton	VA	—	422	8,681	—	422	8,136	8,558	(1,563)	2004	40
0686	Williamsburg	VA	—	699	4,886	—	699	4,464	5,163	(860)	2004	40
0690	Windsor	VA	—	319	7,543	—	319	7,018	7,337	(1,330)	2004	40
0687	Woodstock	VA	—	603	5,395	9	605	4,987	5,592	(960)	2004	40

			$—	$17,349	$202,881	$19,871	$17,351	$216,117	$233,468	$(84,321)

Hospital
0126	Little Rock	AR	$—	$709	$9,604	$—	$709	$9,587	$10,296	$(4,487)	1990	45
0113	Peoria	AZ	—	1,565	7,050	—	1,565	7,050	8,615	(3,396)	1988	45
1038	Fresno	CA	—	3,652	29,113	7,724	3,652	36,837	40,489	(9,694)	2006	40	†
0423	Irvine	CA	—	18,000	70,800	—	18,000	70,800	88,800	(24,618)	1999	35
0127	Colorado Springs	CO	—	690	8,338	—	690	8,338	9,028	(3,877)	1989	45
0425	Palm Beach Garden	FL	—	4,200	58,250	—	4,200	58,250	62,450	(20,250)	1999	35
0426	Roswell	GA	—	6,900	55,300	—	6,900	54,859	61,759	(19,122)	1999	35
0887	Atlanta	GA	—	4,300	13,690	—	4,300	13,690	17,990	(4,613)	2007	40
0112	Overland Park	KS	—	2,316	10,681	—	2,316	10,681	12,997	(5,327)	1989	45
0877	Slidell	LA	—	1,490	22,034	—	1,490	20,934	22,424	(2,704)	2006	40
1383	Baton Rouge	LA	—	690	8,545	86	690	8,632	9,322	(1,161)	2007	40
0429	Hickory	NC	—	2,600	69,900	—	2,600	69,900	72,500	(24,299)	1999	35
0886	Dallas	TX	—	1,820	8,508	26	1,820	8,534	10,354	(1,945)	2007	40
1319	Dallas	TX	—	18,840	138,235	1,091	18,840	139,326	158,166	(18,605)	2007	35
1384	Plano	TX	—	6,290	22,686	1,374	6,290	24,061	30,351	(3,335)	2007	25
0084	San Antonio	TX	—	1,990	11,184	—	1,990	11,174	13,164	(5,857)	1987	45
0885	Greenfield	WI	—	620	9,542	—	620	9,542	10,162	(1,846)	2006	40

			$—	$76,672	$553,460	$10,301	$76,672	$562,195	$638,867	$(155,136)

Total continuing operations properties			$1,764,571	$1,727,485	$8,531,154	$726,506	$1,731,327	$9,124,640	$10,855,967	$(1,471,931)

Corporate and other assets			—	—	2,729	4,014	—	3,442	3,442	(2,046)

Total			$1,764,571	$1,727,485	$8,533,883	$730,520	$1,731,327	$9,128,082	$10,859,409	$(1,473,977)

*
Property is in development and not yet placed in service or taken out of service and placed in redevelopment.

**
Represents land parcels which are not depreciated.

†
A portion of the property has been taken out of service and placed in redevelopment.

(1)
At December 31, 2011, the tax basis of the Company's net real estate assets is less than the reported amounts by approximately $1.7 billion.

HCP, Inc.

Schedule III: Real Estate and Accumulated Depreciation (Continued)

December 31, 2011

(Dollars in thousands)

          (b)   A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2011, 2010 and 2009 follows (in thousands):

	Year ended December 31,
	2011	2010	2009
Real estate:
Balances at beginning of year	$9,906,169	$9,565,430	$9,430,977
Acquisition of real estate and development and improvements	1,049,723	377,354	119,221
Disposition of real estate	(21,737)	(61,139)	(60,134)
Balances associated with changes in reporting presentation(1)	(74,746)	24,524	75,366

Balances at end of year	$10,859,409	$9,906,169	$9,565,430

Accumulated depreciation:
Balances at beginning of year	$1,245,996	$1,031,058	$791,613
Depreciation expense	301,233	258,929	248,758
Disposition of real estate	(5,705)	(27,123)	(25,925)
Balances associated with changes in reporting presentation(1)	(67,547)	(16,868)	16,612

Balances at end of year	$1,473,977	$1,245,996	$1,031,058

(1)
The balances associated with changes in reporting presentation represent real estate and accumulated depreciation related to properties placed into discontinued operations as of December 31, 2011.