Form 10-Q
period 2012-03-31
HCP, INC.
filed 2012-05-01
CIK 765880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012.

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

As of April 25, 2012, there were 419,503,466 shares of the registrant’s $1.00 par value common stock outstanding.

HCP, INC.

HCP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2012	2011

ASSETS
Real estate:
Buildings and improvements	$8,974,639	$8,933,278
Development costs and construction in progress	171,967	190,590
Land	1,729,560	1,729,677
Accumulated depreciation and amortization	(1,540,809)	(1,472,272)
Net real estate	9,335,357	9,381,273

Net investment in direct financing leases	6,768,111	6,727,777
Loans receivable, net	113,946	110,253
Investments in and advances to unconsolidated joint ventures	220,311	224,052
Accounts receivable, net of allowance of $1,543 and $1,341, respectively	24,381	26,681
Cash and cash equivalents	347,425	33,506
Restricted cash	45,458	41,553
Intangible assets, net	360,140	373,763
Real estate held for sale, net	—	4,159
Other assets, net	510,190	485,458
Total assets	$17,725,319	$17,408,475
LIABILITIES AND EQUITY
Bank line of credit	$—	$454,000
Senior unsecured notes	5,864,940	5,416,063
Mortgage debt	1,756,252	1,764,571
Other debt	86,734	87,985
Intangible liabilities, net	119,412	124,142
Accounts payable and accrued liabilities	519,492	275,478
Deferred revenue	68,527	65,614
Total liabilities	8,415,357	8,187,853

Commitments and contingencies

Preferred stock, $1.00 par value: aggregate liquidation preference of $295.5 million as of December 31, 2011	—	285,173
Common stock, $1.00 par value: 750,000,000 shares authorized; 419,433,018 and 408,629,444 shares issued and outstanding, respectively	419,433	408,629
Additional paid-in capital	9,776,708	9,383,536
Cumulative dividends in excess of earnings	(1,053,684)	(1,024,274)
Accumulated other comprehensive loss	(17,666)	(19,582)
Total stockholders’ equity	9,124,791	9,033,482

Joint venture partners	16,085	16,971
Non-managing member unitholders	169,086	170,169
Total noncontrolling interests	185,171	187,140
Total equity	9,309,962	9,220,622
Total liabilities and equity	$17,725,319	$17,408,475

See accompanying Notes to Condensed Consolidated Financial Statements.

HCP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Rental and related revenues	$244,335	$253,081
Tenant recoveries	22,650	23,444
Resident fees and services	36,179	2,505
Income from direct financing leases	154,535	13,395
Interest income	819	38,096
Investment management fee income	493	607
Total revenues	459,011	331,128

Costs and expenses:
Interest expense	104,568	108,576
Depreciation and amortization	88,241	91,182
Operating	67,349	46,845
General and administrative	20,102	21,952
Total costs and expenses	280,260	268,555

Other income, net	436	10,309

Income before income taxes and equity income from unconsolidated joint ventures	179,187	72,882
Income taxes	709	(37)
Equity income from unconsolidated joint ventures	13,675	798
Income from continuing operations	193,571	73,643

Discontinued operations:
Income before gain on sales of real estate, net of income taxes	137	341
Gain on sales of real estate, net of income taxes	2,856	—
Total discontinued operations	2,993	341

Net income	196,564	73,984
Noncontrolling interests’ share in earnings	(3,184)	(3,891)
Net income attributable to HCP, Inc.	193,380	70,093
Preferred stock dividends	(17,006)	(5,283)
Participating securities’ share in earnings	(1,117)	(935)
Net income applicable to common shares	$175,257	$63,875

Basic earnings per common share:
Continuing operations	$0.42	$0.17
Discontinued operations	0.01	—
Net income applicable to common shares	$0.43	$0.17
Diluted earnings per common share:
Continuing operations	$0.42	$0.17
Discontinued operations	0.01	—
Net income applicable to common shares	$0.43	$0.17
Weighted-average shares used to calculate earnings per common share:
Basic	410,018	372,116
Diluted	411,661	373,960

Dividends declared per common share	$0.50	$0.48

See accompanying Notes to Condensed Consolidated Financial Statements.

HCP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011

Net income	$196,564	$73,984

Other comprehensive income (loss), net of tax:
Unrealized gains on securities	1,304	—
Change in net unrealized gains (losses) on cash flow hedges:
Unrealized gains	276	327
Reclassification adjustment realized in net income	89	(1,313)
Change in Supplemental Executive Retirement Plan obligation	45	34
Foreign currency translation adjustment	202	181
Total other comprehensive income (loss), net of tax	1,916	(771)

Total comprehensive income, net of tax	198,480	73,213
Total comprehensive income attributable to noncontrolling interest	(3,184)	(3,891)
Total comprehensive income attributable to HCP, Inc.	$195,296	$69,322

See accompanying Notes to Condensed Consolidated Financial Statements.

HCP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

(Unaudited)

						Cumulative	Accumulated
					Additional	Dividends	Other	Total	Total
	Preferred Stock		Common Stock		Paid-In	In Excess	Comprehensive	Stockholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Of Earnings	Income (Loss)	Equity	Interests	Equity
January 1, 2012	11,820	$285,173	408,629	$408,629	$9,383,536	$(1,024,274)	$(19,582)	$9,033,482	$187,140	$9,220,622
Net income	—	—	—	—	—	193,380	—	193,380	3,184	196,564
Other comprehensive income	—	—	—	—	—	—	1,916	1,916	—	1,916
Preferred stock redemption	(11,820)	(285,173)	—	—	—	(11,723)	—	(296,896)	—	(296,896)
Issuance of common stock, net	—	—	9,559	9,559	358,397	—	—	367,956	(1,034)	366,922
Repurchase of common stock	—	—	(167)	(167)	(6,817)	—	—	(6,984)	—	(6,984)
Exercise of stock options	—	—	1,412	1,412	36,219	—	—	37,631	—	37,631
Amortization of deferred compensation	—	—	—	—	5,373	—	—	5,373	—	5,373
Preferred dividends	—	—	—	—	—	(5,283)	—	(5,283)	—	(5,283)
Common dividends ($0.50 per share)	—	—	—	—	—	(205,784)	—	(205,784)	—	(205,784)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(3,912)	(3,912)
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	181	181
Purchase of noncontrolling interests	—	—	—	—		—	—	—	(388)	(388)
March 31, 2012	—	$—	419,433	$419,433	$9,776,708	$(1,053,684)	$(17,666)	$9,124,791	$185,171	$9,309,962

						Cumulative	Accumulated
					Additional	Dividends	Other	Total	Total
	Preferred Stock		Common Stock		Paid-In	In Excess	Comprehensive	Stockholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Of Earnings	Income (Loss)	Equity	Interests	Equity
January 1, 2011	11,820	$285,173	370,925	$370,925	$8,089,982	$(775,476)	$(13,237)	$7,957,367	$188,680	$8,146,047
Net income	—	—	—	—	—	70,093	—	70,093	3,891	73,984
Other comprehensive loss	—	—	—	—	—	—	(771)	(771)	—	(771)
Issuance of common stock, net	—	—	35,200	35,200	1,217,165	—	—	1,252,365	—	1,252,365
Repurchase of common stock	—	—	(122)	(122)	(4,355)	—	—	(4,477)	—	(4,477)
Exercise of stock options	—	—	6	6	155	—	—	161	—	161
Amortization of deferred compensation	—	—	—	—	5,102	—	—	5,102	—	5,102
Preferred dividends	—	—	—	—	—	(5,283)	—	(5,283)	—	(5,283)
Common dividends ($0.48 per share)	—	—	—	—	—	(178,926)	—	(178,926)	—	(178,926)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(3,667)	(3,667)
Noncontrolling interest in acquired assets	—	—	—	—	—	—	—	—	1,500	1,500
Purchase of noncontrolling interests	—	—	—	—	(18,098)	—	—	(18,098)	(489)	(18,587)
March 31, 2011	11,820	$285,173	406,009	$406,009	$9,289,951	$(889,592)	$(14,008)	$9,077,533	$189,915	$9,267,448

See accompanying Notes to Condensed Consolidated Financial Statements.

HCP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$196,564	$73,984
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate, in-place lease and other intangibles:
Continuing operations	88,241	91,182
Discontinued operations	35	238
Amortization of above and below market lease intangibles, net	(697)	(906)
Amortization of deferred compensation	5,373	5,102
Amortization of deferred financing costs, net	4,529	14,948
Straight-line rents	(9,927)	(17,300)
Loan and direct financing lease interest accretion	(25,878)	(19,969)
Deferred rental revenues	1,839	1,106
Equity income from unconsolidated joint ventures	(13,675)	(798)
Distributions of earnings from unconsolidated joint ventures	913	332
Gain on sales of real estate	(2,856)	—
Gain upon consolidation of joint venture	—	(8,039)
Derivative (gains) losses, net	203	(2,113)
Changes in:
Accounts receivable, net	2,300	4,416
Other assets	(7,877)	8,073
Accounts payable and accrued liabilities	(52,619)	(429)
Net cash provided by operating activities	186,468	149,827
Cash flows from investing activities:
Cash used in the HCP Ventures II purchase, net of cash acquired	—	(136,060)
Other acquisitions and development of real estate	(22,340)	(65,453)
Leasing costs and tenant and capital improvements	(8,931)	(9,493)
Proceeds from sales of real estate, net	7,238	—
Distributions in excess of earnings from unconsolidated joint ventures	2,716	637
Principal repayments on loans receivable	4,015	287
Investments in loans receivable	(9,939)	(359,683)
Increase in restricted cash	(3,905)	(5,738)
Net cash used in investing activities	(31,146)	(575,503)
Cash flows from financing activities:
Net repayments under bank line of credit	(454,000)	—
Repayments of mortgage debt	(10,057)	(21,137)
Issuance of senior unsecured notes	450,000	2,400,000
Deferred financing costs	(10,117)	(42,852)
Net proceeds from the issuance of common stock and exercise of options	397,569	1,248,049
Dividends paid on common and preferred stock	(211,067)	(184,209)
Issuance (purchase) of noncontrolling interests	181	(18,587)
Distributions to noncontrolling interests	(3,912)	(3,667)
Net cash provided by financing activities	158,597	3,377,597
Net increase in cash and cash equivalents	313,919	2,951,921
Cash and cash equivalents, beginning of period	33,506	1,036,701
Cash and cash equivalents, end of period	$347,425	$3,988,622

See accompanying Notes to Condensed Consolidated Financial Statements.

HCP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)         Business

HCP, Inc., an S&P 500 company, together with its consolidated entities (collectively, “HCP” or the “Company”), invests primarily in real estate serving the healthcare industry in the United States (“U.S.”). The Company is a self-administered, Maryland real estate investment trust (“REIT”) organized in 1985. The Company is headquartered in Long Beach, California, with offices in Nashville, Tennessee and San Francisco, California. The Company acquires, develops, leases, manages and disposes of healthcare real estate, and provides financing to healthcare providers. The Company’s portfolio is comprised of investments in the following five healthcare segments: (i) senior housing, (ii) post-acute/skilled nursing, (iii) life science, (iv) medical office and (v) hospital. The Company makes investments within the healthcare segments using the following five investment products: (i) properties under lease, (ii) debt investments, (iii) developments and redevelopments, (iv) investment management and (v) RIDEA, which represents investments in senior housing operations utilizing the structure permitted by the Housing and Economic Recovery Act of 2008.

(2)         Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Management is required to make estimates and assumptions in the preparation of financial statements in conformity with GAAP. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from management’s estimates.

The condensed consolidated financial statements include the accounts of HCP, its wholly-owned subsidiaries and joint ventures or variable interest entities (“VIEs”) that it controls through voting rights or other means. Intercompany transactions and balances have been eliminated upon consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The accompanying unaudited interim financial information should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”).

Certain amounts in the Company’s condensed consolidated financial statements have been reclassified for prior periods to conform to the current period presentation. Assets sold or held for sale and associated liabilities have been reclassified on the condensed consolidated balance sheets and the related operating results reclassified from continuing to discontinued operations on the condensed consolidated income statements (see Note 5). Facility-level revenues from 21 senior housing communities that are in a RIDEA structure are presented in “resident fees and services” on the condensed consolidated income statements; all facility-level resident fee and service revenue previously reported in “rental and related revenues” has been reclassified to “resident fees and services” (see Note 12 for additional information regarding the 21 RIDEA facilities).

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). The amendments in this update result in additional fair value measurement and disclosure requirements within U.S. GAAP and International Financial Reporting Standards. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The adoption of ASU 2011-04 on January 1, 2012 did not have an impact on the Company’s consolidated financial position or results of operations.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income. In December 2011, the FASB deferred portions of this update in its issuance of Accounting Standards Update No. 2011-12 (see discussion below). The Company has elected the two-statement approach and the required financial statements are presented herein.

In December 2011, the FASB issued Accounting Standards Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 to defer indefinitely the requirement of ASU 2011-05 to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.

(3)      HCR ManorCare Acquisition

On April 7, 2011, the Company completed its acquisition of substantially all of the real estate assets of HCR ManorCare, Inc. (“HCR ManorCare”), for a purchase price of $6 billion (“HCR ManorCare Acquisition”). The purchase price consisted of the following: (i) $4 billion in cash consideration; and (ii) $2 billion representing the fair value of the Company’s former HCR ManorCare debt investments that were settled as part of this acquisition. Through this transaction, the Company acquired 334 HCR ManorCare post-acute, skilled nursing and assisted living facilities. The facilities are located in 30 states, with the highest concentrations in Ohio, Pennsylvania, Florida, Illinois and Michigan. A wholly-owned subsidiary of HCR ManorCare operates the assets pursuant to a long-term triple-net master lease agreement supported by a guaranty from HCR ManorCare. Additionally, the Company exercised its option to purchase an ownership interest in HCR ManorCare for $95 million that represented a 9.9% equity interest at closing.

The total purchase price of the HCR ManorCare Acquisition follows (in thousands):

Payment of aggregate cash consideration, net of cash acquired	$3,801,624
HCP’s loan investments in HCR ManorCare’s debt settled at fair value(1)	1,990,406
Assumed HCR ManorCare accrued liabilities at fair value(2)	224,932
Total purchase consideration	$6,016,962

Legal, accounting and other fees and costs(3)	$26,839

(1)          At closing, the Company recognized a gain of approximately $23 million, included in interest income, which represents the fair value of the Company’s existing mezzanine and mortgage loan investments in HCR ManorCare in excess of its carrying value on the acquisition date.

(2)          In August 2011, the Company paid these amounts to certain taxing authorities or the seller.

(3)          Represents estimated fees and costs of $15.5 million (general and administrative) and the write-off of unamortized bridge loan fees of $11.3 million (interest expense) upon its termination that were expensed in 2010 and 2011, respectively. These charges are directly attributable to the transaction and represent non-recurring costs.

The following table summarizes the fair value of the HCR ManorCare assets acquired and liabilities assumed at the April 7, 2011 acquisition date (in thousands):

Assets acquired
Net investments in direct financing leases	$6,002,074
Cash and cash equivalents	6,996
Intangible assets, net	14,888
Total assets acquired	6,023,958

Total liabilities assumed	224,932
Net assets acquired	$5,799,026

In connection with the HCR ManorCare Acquisition, the Company entered into a credit agreement for a 365-day bridge loan facility (from funding to maturity) in an aggregate amount of up to $3.3 billion, which was terminated in accordance with its terms in March 2011.

The assets and liabilities of the Company’s investments related to HCR ManorCare and the related results of operations are included in the condensed consolidated financial statements from the April 7, 2011 acquisition date. For the three months ended March 31, 2012, the Company recognized revenues and earnings from its investments related to HCR ManorCare of $142 million and $155 million, respectively. See Note 8 for additional information regarding the Company’s investment related to HCR ManorCare.

Pro Forma Results of Operations

The following unaudited pro forma consolidated results of operations assume that the HCR ManorCare Acquisition, including the Company’s equity interest in HCR ManorCare, was completed as of January 1, 2011 (in thousands, except per share amounts):

Three Months Ended March 31, 2011
Revenues	$442,166
Net income	193,359
Net income applicable to HCP, Inc.	189,468

Basic earnings per common share	$0.46
Diluted earnings per common share	0.46

(4)         Other Real Estate Property Investments

During the three months ended March 31, 2012, the Company funded an aggregate of $30 million for construction, tenant and other capital improvement projects, primarily in its life science and medical office segments.

A summary of real estate acquisitions for the three months ended March 31, 2011 follows (in thousands):

	Consideration			Assets Acquired
Segment	Cash Paid	Debt Assumed	DownREIT Units(1)	Real Estate	Net Intangibles
Life science	$19,147	$48,252	$—	$61,710	$5,689
Medical office	29,743	—	1,500	26,191	5,052
	$48,890	$48,252	$1,500	$87,901	$10,741

(1)          Non-managing member limited liability company units.

See discussion of the January 2011 purchase and consolidation of HCP Ventures II in Note 8.

During the three months ended March 31, 2011, the Company funded an aggregate of $22 million for construction, tenant and other capital improvement projects, primarily in its life science and medical office segments. During the three months ended March 31, 2011, two of the Company’s life science facilities located in South San Francisco were placed in service representing 88,000 square feet.

(5)         Dispositions of Real Estate and Discontinued Operations

During the three months ended March 31, 2012, the Company sold a medical office building for $7 million.

The following table summarizes operating income from discontinued operations (dollars in thousands):

	Three Months Ended March 31,
	2012	2011
Rental and related revenues	$246	$577

Depreciation and amortization expenses	35	238
Operating expenses	2	1
Other (income) expense, net	72	(3)
Income, net of income taxes	$137	$341
Gain on sales of real estate, net of income taxes	$2,856	$—

Number of properties held for sale	—	4
Number of properties sold	1	—
Number of properties included in discontinued operations	1	4

(6)         Net Investment in Direct Financing Leases

On April 7, 2011, the Company completed the acquisition of 334 HCR ManorCare properties subject to a single master lease that the Company classified as a direct financing lease (“DFL”). See discussion of the HCR ManorCare Acquisition in Note 3.

The components of net investment in DFLs consisted of the following (dollars in thousands):

	March 31,	December 31,
	2012	2011
Minimum lease payments receivable(1)	$25,615,872	$25,744,161
Estimated residual values	4,010,514	4,010,514
Less unearned income	(22,858,275)	(23,026,898)
Net investment in direct financing leases	$6,768,111	$6,727,777
Properties subject to direct financing leases	361	361

(1)          The minimum lease payments receivable are primarily attributable to HCR ManorCare ($24.4 billion and $24.5 billion at March 31, 2012 and December 31, 2011, respectively). The triple-net master lease with HCR ManorCare provides for rent in the first year of $473 million ($489 million beginning April 1, 2012). The rent increases by 3.5% per year after each of the first five years and by 3% for the remaining portion of the initial lease term. The properties are grouped into four pools, and HCR ManorCare has a one-time extension option for each pool with rent increased for the first year of the extension option to the greater of fair market rent or a 3% increase over the rent for the prior year. Including the extension options, which the Company determined to be bargain renewal options, the four leased pools had total initial available terms ranging from 23 to 35 years.

Certain of the non-HCR ManorCare leases contain provisions that allow the tenants to elect to purchase the properties during or at the end of the lease terms for the aggregate initial investment amount plus adjustments, if any, as defined in the lease agreements. Certain leases also permit the Company to require the tenants to purchase the properties at the end of the lease terms.

(7)         Loans Receivable

The following table summarizes the Company’s loans receivable (in thousands):

	March 31, 2012			December 31, 2011
	Real Estate Secured	Other Secured	Total	Real Estate Secured	Other Secured	Total
Mezzanine	$—	$83,710	$83,710	$—	$90,148	$90,148
Other	45,517	—	45,517	35,643	—	35,643
Unamortized discounts, fees and costs	(783)	(1,088)	(1,871)	(1,040)	(1,088)	(2,128)
Allowance for loan losses	—	(13,410)	(13,410)	—	(13,410)	(13,410)
	$44,734	$69,212	$113,946	$34,603	$75,650	$110,253

Delphis Operations, L.P. Loan

The Company holds a secured term loan made to Delphis Operations, L.P. (“Delphis” or the “Borrower”) that is collateralized by all of the assets of the Borrower, which collateral is comprised primarily of interests in partnerships operating surgical facilities, some of which are on the premises of properties owned by the Company or HCP Ventures IV, LLC, an unconsolidated joint venture of the Company.  In December 2009, the Company determined that the loan was impaired and recognized a provision for loan loss (impairment) of $4.3 million. In January 2011, the Company placed the loan on cost-recovery status, whereby accrual of interest income was suspended and any payments received from the Borrower are applied to reduce the recorded investment in the loan. In September 2011, the Company determined that the fair value of the collateral assets was no longer in excess of the carrying value of the loan and therefore recognized an additional provision for losses of $15.4 million.

As part of a March 2012 agreement (the “2012 Agreement”) between Delphis, certain past and current principals of Delphis and the Cirrus Group, LLC (the “Guarantors”) and the Company, the Company agreed, among other things, to allow the distribution of $1.5 million to certain of the Guarantors from funds generated from sales of assets that were pledged as additional collateral for this loan. In consideration of this distribution, among other things, the Company received cash of $4.5 million (including  funds that had been escrowed from past sales of the Guarantors’ collateral) and the assignment of certain rights to general and limited partnership interests (including the release of claims by such entities). Further, the Company, as part of the 2012 Agreement, agreed to provide financial incentives to the Borrower regarding the liquidation of the primary collateral assets for this loan.

The Company valued the cash payments and other consideration received through the 2012 Agreement (after reducing the consideration by $0.5 million for related legal expenses) at $6.5 million, which the Company applied to the carrying value of the loan, reducing the balance to $69.2 million as of March 31, 2012 from its balance of $75.7 million as of December 31, 2011. During the three months ended March 31 2011, the Company received cash payments from the Borrower of $1.0 million. At March 31, 2012, the Company believes that the fair value of the collateral supporting this loan is in excess of the loan’s carrying value.

HCR ManorCare Loans

In December 2007, the Company made a $900 million investment (at a discount of $100 million) in HCR ManorCare mezzanine loans, which paid interest at a floating rate of one-month London Interbank Offered Rate (“LIBOR”) plus 4.0%. Also, in August 2009 and January 2011, the Company purchased $720 million (at a discount of $130 million) and $360 million, respectively, in participations in HCR ManorCare first mortgage debt, which paid interest at LIBOR plus 1.25%.

On April 7, 2011, upon closing of the HCR ManorCare Acquisition, the Company’s loans to HCR ManorCare were settled, which resulted in additional interest income of $23 million, which represents the excess of the loans’ fair values above their carrying values at the acquisition date. See Note 3 for additional discussion related to the HCR ManorCare Acquisition.

Genesis HealthCare Loans

In September and October 2010, the Company purchased participations in a senior loan and mezzanine note of Genesis HealthCare (“Genesis”) with par values of $278 million (at a discount of $28 million) and $50 million (at a discount of $10 million), respectively. The Genesis senior loan paid interest at LIBOR (subject to a floor of 1.5%, increasing to 2.5% by maturity) plus a spread of 4.75%, increasing to 5.75% by maturity. The senior loan was secured by all of Genesis’ assets. The mezzanine note paid interest at LIBOR plus a spread of 7.50%. In addition to the coupon interest payments, the mezzanine note required the payment of a termination fee, of which the Company’s share prior to the early repayment of this loan was $2.3 million.

On April 1, 2011, the Company received $330.4 million from the early repayment of its loans to Genesis, and recognized additional interest income of $34.8 million, which represents the related unamortized discounts and termination fee.

(8)         Investments in and Advances to Unconsolidated Joint Ventures

HCP Ventures II

On January 14, 2011, the Company acquired its partner’s 65% interest in HCP Ventures II, a joint venture that owned 25 senior housing facilities, becoming the sole owner of the portfolio.

The purchase consideration of HCP Ventures II follows (in thousands):

Cash paid for HCP Ventures II’s partnership interest	$135,550
Fair value of HCP’s 35% interest in HCP Ventures II (carrying value of $65,223 at closing)(1)	72,992
Total consideration	$208,542

Estimated fees and costs
Legal, accounting and other fees and costs(2)	$150
Debt assumption fees(3)	500
Total	$650

(1)          In January 2011, the Company recognized a gain of approximately $8 million, included in other income, net, which represents the fair value of the Company’s 35% interest in HCP Ventures II in excess of its carrying value on the acquisition date.

(2)          Represents estimated fees and costs that were expensed and included in general and administrative expenses. These charges are directly attributable to the transaction and represent non-recurring costs.

(3)         Represents debt assumption fees that were capitalized as deferred financing costs.

In accordance with the accounting guidance applicable to acquisitions of the partner’s ownership interests that result in consolidation of previously unconsolidated entities, the Company recorded all of the assets and liabilities of HCP Ventures II at their fair values as of the January 14, 2011 acquisition date. The Company utilized relevant market data and valuation techniques to allocate the acquisition date fair value for HCP Ventures II. Relevant market data and valuation techniques included, but were not limited to, market data comparables for capitalization and discount rates, credit spreads, property specific building cost information and cash flow assumptions. The market data comparables utilized in the Company’s valuation model were based on information that it believes to be within a reasonable range of current market transactions.

The following table summarizes the fair values of the HCP Ventures II assets acquired and liabilities assumed at the January 14, 2011 acquisition date (in thousands):

Assets acquired
Buildings and improvements	$683,633
Land	79,580
Cash	2,585
Restricted cash	1,861
Intangible assets	78,293
Total assets acquired	$845,952

Liabilities assumed
Mortgage debt	$635,182
Other liabilities	2,228
Total liabilities assumed	637,410
Net assets acquired	$208,542

The related assets, liabilities and results of operations of HCP Ventures II are included in the condensed consolidated financial statements from the January 14, 2011 acquisition date.

Summary of Unconsolidated Joint Venture Information

The Company owns interests in the following entities that are accounted for under the equity method at March 31, 2012 (dollars in thousands):

Entity(1)	Properties/Segment	Investment(2)	Ownership%
HCR ManorCare	post-acute/skilled nursing operations	$96,040	9.4(3)
HCP Ventures III, LLC	13 medical office	8,186	30
HCP Ventures IV, LLC	54 medical office and 4 hospital	34,741	20
HCP Life Science(4)	4 life science	66,631	50-63
Horizon Bay Hyde Park, LLC	1 senior housing	6,957	72
Suburban Properties, LLC	1 medical office	7,554	67
Advances to unconsolidated joint ventures, net		202
		$220,311

Edgewood Assisted Living Center, LLC	1 senior housing	$(432)	45
Seminole Shores Living Center, LLC	1 senior housing	(708)	50
		$(1,140)

(1)         These entities are not consolidated because the Company does not control, through voting rights or other means, the joint ventures. See Note 2 to the Consolidated Financial Statements for the year ended December 31, 2011 in the Company’s Annual Report on Form 10-K filed with the SEC regarding the Company’s policy on consolidation.

(2)         Represents the carrying value of the Company’s investment in the unconsolidated joint venture. See Note 2 to the Consolidated Financial Statements for the year ended December 31, 2011 in the Company’s Annual Report on Form 10-K filed with the SEC regarding the Company’s policy for accounting for joint venture interests.

(3)         Presented after adjusting the Company’s 9.9% ownership rate for the dilution of certain equity awards. See HCR ManorCare Acquisition discussion in Note 3.

(4)         Includes three unconsolidated joint ventures between the Company and an institutional capital partner for which the Company is the managing member. HCP Life Science includes the following partnerships: (i) Torrey Pines Science Center, LP (50%); (ii) Britannia Biotech Gateway, LP (55%); and (iii) LASDK, LP (63%).

Summarized combined financial information for the Company’s unconsolidated joint ventures follows (in thousands):

	March 31,	December 31,
	2012	2011
Real estate, net	$3,790,888	$3,806,187
Goodwill	2,736,400	3,243,100
Other assets, net	3,034,490	2,554,590
Total assets	$9,561,778	$9,603,877

Capital lease obligations and other debt	$6,059,100	$5,976,500
Mortgage debt	892,846	895,243
Accounts payable	965,474	1,083,581
Other partners’ capital	1,460,943	1,465,536
HCP’s capital(1)	183,415	183,017
Total liabilities and partners’ capital	$9,561,778	$9,603,877

(1)          The combined basis difference of the Company’s investments in these joint ventures of $36 million, as of March 31, 2012, is primarily attributable to goodwill, real estate, capital lease obligations, deferred tax assets and lease related net intangibles.

	Three Months Ended March 31,
	2012(1)	2011(2)
Total revenues	$1,044,509	$26,930
Net income	1,125	311
HCP’s share in earnings (3)	13,675	798
Fees earned by HCP	493	607
Distributions received by HCP	3,629	969

(1)          Includes the financial information of HCR ManorCare, in which the Company acquired an interest for $95 million that represented a 9.9% equity interest at closing.

(2)          Includes the financial information of HCP Ventures II, which was consolidated on January 14, 2011.

(3)          The Company’s joint venture interest in HCR ManorCare is accounted for using the equity method and results in an ongoing reduction of DFL income, proportional to HCP’s ownership in HCR ManorCare. Further, the Company’s share of earnings from HCR ManorCare (equity income) increases for the corresponding reduction of related lease expense recognized at the HCR ManorCare level.

(9)         Intangibles

At March 31, 2012 and December 31, 2011, intangible lease assets, comprised of lease-up intangibles, above market tenant lease intangibles, below market ground lease intangibles and intangible assets related to non-compete agreements, were $562.6 million and $574.0 million, respectively. At March 31, 2012 and December 31, 2011, the accumulated amortization of intangible assets was $202.5 million and $200.2 million, respectively.

At March 31, 2012 and December 31, 2011, intangible lease liabilities, comprised of below market lease intangibles and above market ground lease intangible liabilities were $206.7 million and $219.6 million, respectively. At March 31, 2012 and December 31, 2011, the accumulated amortization of intangible liabilities was $87.3 million and $95.5 million, respectively.

(10) Other Assets

The Company’s other assets consisted of the following (in thousands):

	March 31,	December 31,
	2012	2011
Straight-line rent assets, net of allowance of $34,312 and $34,457, respectively	$275,652	$266,620
Leasing costs, net	93,378	92,288
Deferred financing costs, net	40,325	35,649
Goodwill	50,346	50,346
Marketable equity securities	18,357	17,053
Other(1)	32,132	23,502
Total other assets	$510,190	$485,458

(1)          Includes a $5.4 million allowance for losses related to accrued interest receivable on the Delphis loan, which accrued interest is included in other assets. At both March 31, 2012 and December 31, 2011, the carrying value of interest accrued related to the Delphis loan was zero. See Note 7 for additional information about the Delphis loan and the related impairment.

At March 31, 2012, the fair value and adjusted cost basis of marketable equity securities was $18.4 million and $17.1 million, respectively. At December 31, 2011, the fair value and adjusted cost basis of marketable equity securities were $17.1 million.

(11) Debt

Bank Line of Credit

On March 27, 2012, the Company executed an amendment to its existing $1.5 billion unsecured revolving line of credit facility (the “Facility”).  This amendment reduces the cost to the Company of the Facility (lower borrowing rate and facility fee) and extends the Facility’s maturity by one additional year to March 2016. The Facility contains a one-year extension option. Borrowings under this Facility accrue interest at LIBOR plus a margin that depends on the Company’s debt ratings. The Company pays a facility fee on the entire revolving commitment that depends upon its debt ratings. Based on the Company’s debt ratings at March 31, 2012, the margin on the Facility was 1.075%, and the facility fee was 0.175%. The Company has the right to increase the commitments under the Facility by an aggregate amount of up to $500 million, subject to customary conditions. At March 31, 2012, the Company had no balance outstanding under this Facility.

The Facility contains certain financial restrictions and other customary requirements, including cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the agreement (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit the ratio of Secured Debt to Consolidated Total Asset Value to 30%, (iii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 60%, (iv) require a minimum Fixed Charge Coverage ratio of 1.5 times and (v) require a formula-determined Minimum Consolidated Tangible Net Worth of $8.0 billion at March 31, 2012. At March 31, 2012, the Company was in compliance with each of these restrictions and requirements of the Facility.

Senior Unsecured Notes

At March 31, 2012, the Company had senior unsecured notes outstanding with an aggregate principal balance of $5.9 billion. At March 31, 2012, interest rates on the notes ranged from 1.37% to 7.07% with a weighted average effective rate of 5.57% and a weighted average maturity of 6.15 years. Discounts and premiums are amortized to interest expense over the term of the related senior unsecured notes. The senior unsecured notes contain certain covenants including limitations on debt, cross-acceleration provisions and other customary terms. The Company believes it was in compliance with these covenants at March 31, 2012.

On January 23, 2012, the Company issued $450 million of 3.75% senior unsecured notes due in 2019; net proceeds from the offering were $444 million.

In September 2011, the Company repaid $292 million of maturing senior unsecured notes, which accrued interest at a rate of 4.82%. The senior unsecured notes were repaid with funds available under the Facility.

On January 24, 2011, the Company issued $2.4 billion of senior unsecured notes as follows: (i) $400 million of 2.70% notes due 2014; (ii) $500 million of 3.75% notes due 2016; (iii) $1.2 billion of 5.375% notes due 2021; and (iv) $300 million of 6.75% notes due 2041. The notes had an initial weighted average maturity of 10.3 years and a weighted average yield of 4.83%; net proceeds from the offering were $2.37 billion.

Mortgage Debt

At March 31, 2012, the Company had $1.8 billion in aggregate principal amount of mortgage debt outstanding that is secured by 138 healthcare facilities (including redevelopment properties) with a carrying value of $2.2 billion. At March 31, 2012, interest rates on the mortgage debt ranged from 1.94% to 8.75% with a weighted average effective interest rate of 6.12% and a weighted average maturity of 4.13 years.

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

Other Debt

At March 31, 2012, the Company had $87 million of non-interest bearing life care bonds at two of its continuing care retirement communities and non-interest bearing occupancy fee deposits at two of its senior housing facilities, all of which were payable to certain residents of the facilities (collectively, “Life Care Bonds”). At March 31, 2012, $30 million of the Life Care Bonds were refundable to the residents upon the resident moving out or to their estate upon death, and $57 million of the Life Care Bonds were refundable after the unit is successfully remarketed to a new resident.

Debt Maturities

The following table summarizes the Company’s stated debt maturities and scheduled principal repayments at March 31, 2012 (in thousands):

Year	Senior Unsecured Notes	Mortgage Debt	Total(1)
2012 (Nine months)	$250,000	$57,955	$307,955
2013	550,000	367,374	917,374
2014	487,000	183,758	670,758
2015	400,000	302,102	702,102
2016	900,000	285,586	1,185,586
Thereafter	3,300,000	572,687	3,872,687
	5,887,000	1,769,462	7,656,462
(Discounts) and premiums, net	(22,060)	(13,210)	(35,270)
	$5,864,940	$1,756,252	$7,621,192

(1)              Excludes $87 million of other debt that represents the Life Care Bonds that have no scheduled maturities.

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

The following table provides information regarding the Company’s concentration with respect to certain operators; the information provided is presented for the gross assets and revenues that are associated with certain operators as percentages of the respective segment’s and total Company’s gross assets and revenues:

Segment Concentrations:

	Percentage of Senior Housing Gross Assets		Percentage of Senior Housing Revenues
	March 31,	December 31,	Three Months Ended March 31,
Senior Housing Operators	2012	2011	2012	2011
HCR ManorCare(1)	14%	14%	12%	—%
Brookdale(2)	15	16	16	15
Emeritus	18	18	20	27
Sunrise(3)	22	22	15	24

	Percentage of Post-Acute/ Skilled Nursing Gross Assets		Percentage of Post-Acute/Skilled Nursing Revenues
	March 31,	December 31,	Three Months Ended March 31,
Post-Acute/Skilled Nursing Operators	2012	2011	2012	2011
HCR ManorCare(1)	94%	94%	93%	62%

Total Company Concentrations:

	Percentage of Total Company Gross Assets		Percentage of Total Company Revenues
	March 31,	December 31,	Three Months Ended March 31,
Operators	2012	2011	2012	2011
HCR ManorCare(1)	35%	35%	31%	9%
Brookdale(2)	5	5	5	5
Emeritus	6	6	7	9
Sunrise(3)	7	7	5	8

(1)              On April 7, 2011, the Company completed the acquisition of HCR ManorCare’s real estate assets, which included the settlement of the Company’s HCR ManorCare debt investments, see Notes 3 and 7 for additional information.

(2)              For the three months ended March 31, 2012, Brookdale percentages exclude $35.1 million of senior housing revenues and $683.9 million of senior housing assets, related to 21 senior housing facilities that Brookdale operates on the Company’s behalf under a RIDEA structure. Assuming that these assets were attributable to Brookdale, the percentage of segment and total assets for Brookdale would be 27% and 9%, respectively, as of both March 31, 2012 and December 31, 2011. Assuming that these revenues were attributable to Brookdale, the percentage of segment and total revenues for Brookdale would be 39% and 13%, respectively, for the three months ended March 31, 2012.

(3)              Certain of the Company’s properties are leased to tenants who have entered into management contracts with Sunrise to operate the respective property on their behalf. The Company’s concentration of gross assets includes properties directly leased to Sunrise and properties that are managed by Sunrise on behalf of third party tenants.

On September 1, 2011, the Company completed a strategic venture with Brookdale that includes the operation of 37 HCP-owned senior living communities previously leased to or operated by Horizon Bay Retirement Living (“Horizon Bay”). As part of this transaction, Brookdale acquired Horizon Bay and: (i) assumed an existing triple-net lease for nine HCP communities; (ii) entered into a new triple-net lease related to four HCP communities; (iii) assumed Horizon Bay’s management of three HCP communities, one of which was developed by HCP; and (iv) entered into management contracts and a joint venture agreement for a 10% interest in the real estate and operations for 21 of the Company’s communities that are in a RIDEA structure. In connection with these transactions, the Company purchased $22.4 million of Brookdale’s common stock in June 2011 (see Note 10 for additional information regarding these marketable equity securities).

Under the provisions of RIDEA, a REIT may lease “qualified healthcare properties” on an arm’s length basis to a taxable REIT subsidiary if the property is operated on behalf of such subsidiary by a person who qualifies as an “eligible independent contractor.” The three months ended March 31, 2012 include $35.1 million and $20.7 million in revenues and operating expenses, respectively, as a result of reflecting the facility-level results for the 21 RIDEA facilities operated by Brookdale beginning September 1, 2011.

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

Credit Enhancement Guarantee

Certain of the Company’s senior housing facilities serve as collateral for $121 million of debt (maturing May 1, 2025) that is owed by a previous owner of the facilities. This indebtedness is guaranteed by the previous owner who has an investment grade credit rating. These senior housing facilities, which are classified as DFLs, had a carrying value of $371 million as of March 31, 2012.

(13) Equity

Preferred Stock

On April 23, 2012, the Company redeemed all of its outstanding preferred stock consisting of 4,000,000 shares of its 7.25% Series E and the 7,820,000 shares of its 7.10% Series F preferred stock. The shares of Series E and Series F preferred stock were redeemed at a price of $25.00 per share, or $295.5 million in aggregate, plus all accrued and unpaid dividends to the redemption date. As a result of the redemption, which was announced on March 22, 2012,  the Company incurred a charge of $10.4 million related to the original issuance costs of the preferred stock and recognized an incremental preferred stock dividend of $1.3 million representing the acceleration of the accrued dividend from April 1, 2012 to the redemption date (the aggregate charge of $11.7 million is presented as an additional preferred stock dividend in the Company’s consolidated income statement for the three months ended March 31, 2012).

On January 26, 2012, the Company announced that its Board declared a quarterly cash dividend of $0.45313 per share on its Series E cumulative redeemable preferred stock and $0.44375 per share on its Series F cumulative redeemable preferred stock. These dividends were paid on March 30, 2012 to stockholders of record as of the close of business on March 15, 2012.

Common Stock

The following table lists the common stock cash dividends paid and declared by the Company in 2012:

Declaration Date	Record Date	Amount Per Share	Dividend Payable Date
January 26	February 6	$0.50	February 22
April 26	May 7	0.50	May 22

In March 2012, the Company completed a $359 million offering of 9.0 million shares of common stock at a price of $39.93 per share, which proceeds were primarily used to redeem the Company’s preferred stock.

In March 2011, the Company completed a $1.273 billion public offering of 34.5 million shares of common stock at a price of $36.90 per share. The Company received total net proceeds of $1.235 billion, which proceeds were used to fund the HCR ManorCare Acquisition. See Note 3 for additional information on the HCR ManorCare Acquisition.

The following is a summary of the Company’s other common stock issuances (shares in thousands):

	Three Months Ended March 31,
	2012	2011
Dividend Reinvestment and Stock Purchase Plan	210	497
Conversion of DownREIT units	36	—
Exercise of stock options	1,412	6
Vesting of restricted stock units(1)	314	207

(1)          Issued under the Company’s 2006 Performance Incentive Plan.

Accumulated Other Comprehensive Income (Loss)

The following is a summary of the Company’s accumulated other comprehensive loss (in thousands):

	March 31,	December 31,
	2012	2011
Unrealized gains on available for sale securities	$1,304	$—
Unrealized losses on cash flow hedges, net	(15,347)	(15,712)
Supplemental Executive Retirement Plan minimum liability	(2,749)	(2,794)
Cumulative foreign currency translation adjustment	(874)	(1,076)
Total accumulated other comprehensive loss	$(17,666)	$(19,582)

Noncontrolling Interests

At March 31, 2012, there were 4.2 million non-managing member units outstanding in five DownREIT LLCs, for which the Company is the managing member. At March 31, 2012, the carrying and fair values of these DownREIT units were $169.1 million and $231.4 million, respectively.

(14) Segment Disclosures

The Company evaluates its business and makes resource allocations based on its five business segments: (i) senior housing, (ii) post-acute/skilled nursing, (iii) life science, (iv) medical office and (v) hospital. Under the senior housing, post-acute/skilled nursing, life science and hospital segments, the Company invests or co-invests primarily in single operator or tenant properties, through the acquisition and development of real estate, management of operations and by debt issued by operators in these sectors. Under the medical office segment, the Company invests or co-invests through the acquisition and development of medical office buildings (“MOBs”) that are leased under gross, modified gross or triple-net leases, generally to multiple tenants, and which generally require a greater level of property management. The accounting policies of the segments are the same as those described in Note 2 to the Consolidated Financial Statements for the year ended December 31, 2011 in the Company’s Annual Report on Form 10-K filed with the SEC. There were no intersegment sales or transfers during the three months ended March 31, 2012 and 2011. The Company evaluates performance based upon property net operating income from continuing operations (“NOI”), adjusted NOI and interest income of the combined investments in each segment.

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

Summary information for the reportable segments follows (in thousands):

For the three months ended March 31, 2012:

Segments	Rental Revenues(1)	Resident Fees and Services	Interest Income	Investment Management Fee Income	Total Revenues	NOI(2)	Adjusted NOI(2)
Senior housing	$116,362	$36,179	$282	$—	$152,823	$130,911	$117,016
Post-acute/skilled	133,995	—	280	—	134,275	133,795	113,170
Life science	71,830	—	—	1	71,831	58,946	59,104
Medical office	79,955	—	—	492	80,447	48,250	46,921
Hospital	19,378	—	257	—	19,635	18,448	17,893
Total	$421,520	$36,179	$819	$493	$459,011	$390,350	$354,104

For the three months ended March 31, 2011:

Segments	Rental Revenues(1)	Resident Fees and Services	Interest Income	Investment Management Fee Income	Total Revenues	NOI(2)	Adjusted NOI(2)
Senior housing	$109,510	$2,505	$—	$70	$112,085	$111,030	$97,612
Post-acute/skilled	9,440	—	37,691	—	47,131	9,420	9,097
Life science	72,425	—	—	1	72,426	59,587	53,624
Medical office	79,570	—	—	536	80,106	47,535	45,422
Hospital	18,975	—	405	—	19,380	18,008	17,355
Total	$289,920	$2,505	$38,096	$607	$331,128	$245,580	$223,110

(1)          Represents rental and related revenues, tenant recoveries, and income from DFLs.

(2)          NOI is a non-GAAP supplemental financial measure used to evaluate the operating performance of real estate. The Company defines NOI as rental revenues, including tenant recoveries, resident fees and services, and income from direct financing leases, less property level operating expenses. NOI excludes interest income, investment management fee income, depreciation and amortization, interest expense, general and administrative expenses, impairments, impairment recoveries, other income, net, income taxes, equity income from and impairments of investments in unconsolidated joint ventures, and discontinued operations. The Company believes NOI provides relevant and useful information because it reflects only income and operating expense items that are incurred at the property level and presents them on an unleveraged basis. Adjusted NOI is calculated as NOI after eliminating the effects of straight-line rents, DFL accretion, amortization of above and below market lease intangibles, and lease termination fees. Adjusted NOI is sometimes referred to as “cash NOI.” The Company uses NOI and adjusted NOI to make decisions about resource allocations and to assess and compare property level performance. The Company believes that net income is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income as defined by GAAP because it does not reflect the aforementioned excluded items. Further, the Company’s definition of NOI may not be comparable to the definition used by other REITs, as those companies may use different methodologies for calculating NOI.

The following is a reconciliation from reported net income to NOI and adjusted NOI (in thousands):

	Three Months Ended March 31,
	2012	2011
Net income	$196,564	$73,984
Interest income	(819)	(38,096)
Investment management fee income	(493)	(607)
Interest expense	104,568	108,576
Depreciation and amortization	88,241	91,182
General and administrative	20,102	21,952
Other income, net	(436)	(10,309)
Income taxes	(709)	37
Equity income from unconsolidated joint ventures	(13,675)	(798)
Total discontinued operations, net of income taxes	(2,993)	(341)
NOI	390,350	245,580
Straight-line rents	(9,927)	(17,300)
DFL accretion	(25,622)	(2,675)
Amortization of above and below market lease intangibles, net	(697)	(906)
Lease termination fees	(148)	(1,589)
NOI adjustments related to discontinued operations	148	—
Adjusted NOI	$354,104	$223,110

The Company’s total assets by segment were (in thousands):

	March 31,	December 31,
Segments	2012	2011
Senior housing	$5,931,283	$5,911,352
Post-acute/skilled nursing	5,676,568	5,644,472
Life science	3,891,091	3,886,851
Medical office	2,340,659	2,336,302
Hospital	748,656	757,618
Gross segment assets	18,588,257	18,536,595
Accumulated depreciation and amortization	(1,741,301)	(1,670,511)
Net segment assets	16,846,956	16,866,084
Real estate held for sale, net	—	4,159
Other non-segment assets	878,363	538,232
Total assets	$17,725,319	$17,408,475

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

At March 31, 2012, goodwill of $50 million was allocated to segment assets as follows: (i) senior housing—$31 million, (ii) post-acute/skilled nursing—$3 million, (iii) medical office—$11 million, and (iv) hospital—$5 million.

(15) Earnings Per Common Share

The following table illustrates the computation of basic and diluted earnings per share (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2012	2011
Numerator
Income from continuing operations	$193,571	$73,643
Noncontrolling interests’ share in continuing operations	(3,184)	(3,891)
Income from continuing operations applicable to HCP, Inc.	190,387	69,752
Preferred stock dividends	(17,006)	(5,283)
Participating securities’ share in continuing operations	(1,117)	(935)
Income from continuing operations applicable to common shares	172,264	63,534
Discontinued operations	2,993	341
Net income applicable to common shares	$175,257	$63,875

Denominator
Basic weighted average common shares	410,018	372,116
Dilutive potential common shares	1,643	1,844
Diluted weighted average common shares	411,661	373,960

Basic earnings per common share
Income from continuing operations	$0.42	$0.17
Discontinued operations	0.01	—
Net income applicable to common shares	$0.43	$0.17

Diluted earnings per common share
Income from continuing operations	$0.42	$0.17
Discontinued operations	0.01	—
Net income applicable to common shares	$0.43	$0.17

Restricted stock and certain of the Company’s performance restricted stock units are considered participating securities, because dividend payments are not forfeited even if the underlying award does not vest, which require the use of the two-class method when computing basic and diluted earnings per share.

Options to purchase approximately 1.1 million and 1.2 million shares of common stock that had an exercise price in excess of the average market price of the Company’s common stock during the three months ended March 31, 2012 and 2011, respectively, were not included in the Company’s earnings per share calculations because they are anti-dilutive. Restricted stock and performance restricted stock units representing 0.5 million and 12,000 shares of common stock during the three months ended March 31, 2012 and 2011, respectively, were not included because they are anti-dilutive. Additionally, 5.9 million shares issuable upon conversion of 4.2 million DownREIT units during the three months ended March 31, 2012 were not included because they are anti-dilutive. During the three months ended March 31, 2011, 6.0 million shares issuable upon conversion of 4.2 million DownREIT units were not included because they are anti-dilutive.

(16) Supplemental Cash Flow Information

The following table provides supplemental cash flow information (in thousands):

	Three Months Ended March 31,
	2012	2011
Supplemental cash flow information:
Interest paid, net of capitalized interest	$137,001	$84,789
Income taxes paid	142	168
Supplemental schedule of non-cash investing activities:
Capitalized interest	6,683	5,988
Accrued construction costs	14,589	3,784
Supplemental schedule of non-cash financing activities:
Preferred stock redemption accrual	296,896	—
Vesting of restricted stock units	314	207
Cancellation of restricted stock	(1)	(4)
Conversion of non-managing member units into common stock	1,034	—
Mortgages included in the consolidation of HCP Ventures II	—	635,182
Mortgages assumed with other real estate acquisitions	—	48,252
Unrealized losses on available-for-sale securities and derivatives designated as cash flow hedges, net	1,580	327

See additional information regarding supplemental non-cash financing activities related to the HCP Ventures II purchase in Note 8 and preferred stock redemption in Note 13.

(17) Variable Interest Entities

Unconsolidated Variable Interest Entities

At March 31, 2012, the Company leased 48 properties to a total of seven VIE tenants and had an additional investment in a loan to a VIE borrower. The Company has determined that it is not the primary beneficiary of these VIEs. The carrying value and classification of the related assets, liabilities and maximum exposure to loss as a result of the Company’s involvement with these VIEs are presented below at March 31, 2012 (in thousands):

VIE Type	Maximum Loss Exposure(1)	Asset/Liability Type	Carrying Amount
VIE tenants—operating leases	$330,977	Lease intangibles, net and straight-line rent receivables	$15,150
VIE tenants—DFLs	1,151,908	Net investment in DFLs	594,078
Loan—senior secured	69,212	Loans receivable, net	69,212

(1)         The Company’s maximum loss exposure related to the VIE tenants represents the future minimum lease payments over the remaining term of the respective leases, which may be mitigated by re-leasing the properties to new tenants. The Company’s maximum loss exposure related to its loan to the VIE represents its current aggregate carrying amount.

As of March 31, 2012, the Company has not provided, and is not required to provide, financial support through a liquidity arrangement or otherwise, to its unconsolidated VIEs, including circumstances in which it could be exposed to further losses (e.g., cash shortfalls).

The Company holds an interest-only, senior secured term loan made to a borrower that has been identified as a VIE. The Company does not consolidate the VIE because it does not have the ability to control the activities that most significantly impact the VIE’s economic performance. The loan is collateralized by all of the assets of the borrower (comprised primarily of interests in partnerships that operate surgical facilities, some of which are on the premises of properties owned by the Company or HCP Ventures IV, LLC) and is supported in part by limited guarantees made by certain former and current principals of the borrower. Recourse under certain of these guarantees is limited to the guarantors’ respective ownership interests in certain entities owning real estate that are pledged to secure such guarantees.

See Notes 6, 7 and 12 for additional description of the nature, purpose and activities of the Company’s VIEs and interests therein.

(18) Fair Value Measurements

The following table presents the Company’s fair value measurements of its financial assets and liabilities measured at fair value in the condensed consolidated balance sheets. Recognized gains and losses are recorded in other income, net in the condensed consolidated income statements. During the three months ended March 31, 2012, there were no transfers of financial assets or liabilities within the fair value hierarchy.

The financial assets and liabilities carried at fair value on a recurring basis at March 31, 2012 follow (in thousands):

Financial Instrument	Fair Value	Level 1	Level 2	Level 3
Marketable equity securities	$18,357	$18,357	$—	$—
Interest-rate swap liabilities(1)	(11,847)	—	(11,847)	—
Warrants(1)	1,131	—	—	1,131
	$7,641	$18,357	$(11,847)	$1,131

(1)          Interest rate swap and common stock warrant values are determined based on observable and unobservable market assumptions using standardized derivative pricing models.

(19) Disclosures About Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities are reasonable estimates of fair value because of the short-term maturities of these instruments. Fair value of loans receivable, bank line of credit, mortgage debt and other debt are based on rates currently prevailing for similar instruments with similar maturities. The fair value of the interest-rate swaps and warrants were determined based on observable and unobservable market assumptions using standardized derivative pricing models. The fair values of the senior unsecured notes and marketable equity securities were determined based on market quotes.

The table below summarizes the carrying amounts and fair values of the Company’s financial instruments (in thousands):

	March 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Loans receivable, net(2)	$113,946	$113,838	$110,253	$111,073
Marketable equity securities(1)	18,357	18,357	17,053	17,053
Warrants(3)	1,131	1,131	1,334	1,334
Bank line of credit(2)	—	—	454,000	454,000
Senior unsecured notes(1)	5,864,940	6,379,811	5,416,063	5,819,304
Mortgage debt(2)	1,756,252	1,842,169	1,764,571	1,870,070
Other debt(2)	86,734	86,734	87,985	87,985
Interest-rate swap liabilities(2)	11,847	11,847	12,123	12,123

(1)          Level I: Fair value calculated based on quoted prices in active markets.

(2)          Level II: Fair value based on quoted prices for similar or identical instruments in active or inactive markets, respectively, or calculated utilizing model-derived valuations in which significant inputs or value drivers are observable in active markets.

(3)          Level III: Fair value determined based on significant unobservable market inputs using standardized derivative pricing models.

(20) Derivative Financial Instruments

The following table summarizes the Company’s outstanding interest-rate swap contracts as of March 31, 2012 (dollars in thousands):

Date Entered	Maturity Date	Hedge Designation	Fixed Rate	Floating Rate Index	Notional Amount	Fair Value(1)
July 2005(2)	July 2020	Cash Flow	3.82%	BMA Swap Index	$45,600	$(7,447)
November 2008(3)	October 2016	Cash Flow	5.95%	1 Month LIBOR+1.50%	27,500	(4,028)
July 2009(4)	July 2013	Cash Flow	6.13%	1 Month LIBOR+3.65%	13,900	(372)

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

Credit risk is the risk that one of the parties to a derivative contract fails to perform or meet their financial obligation. The Company does not obtain collateral associated with its derivative instruments, but monitors the credit standing of its counterparties on a regular basis. Should a counterparty fail to perform, the Company would incur a financial loss to the extent that the associated derivative contract was in an asset position. At March 31, 2012, the Company does not anticipate non-performance by the counterparties to its outstanding derivative contracts.

In August 2009, the Company entered into an interest-rate swap contract (pay float and receive fixed), that was designated as hedging fluctuations in interest receipts related to its participation in the variable-rate first mortgage debt of HCR ManorCare. At March 31, 2011 the Company determined, based on the anticipated closing of the HCR ManorCare Acquisition during April 2011, that the underlying hedged transactions (underlying mortgage debt interest receipts) were not probable of occurring. As a result, the Company reclassified $1 million of unrealized gains related to this interest-rate swap contract into other income, net. Concurrent with closing the HCR ManorCare Acquisition (for additional details see Note 3), the Company settled the interest-rate swap contract for proceeds of $1 million.

At March 31, 2012, the Company expects that the hedged forecasted transactions, for each of the outstanding qualifying cash flow hedging relationships remain probable of occurring and that no gains or losses recorded to accumulated other comprehensive loss are expected to be reclassified to earnings.

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

		Effects of Change in Interest Rates
Date Entered	Maturity Date	+50 Basis Points	-50 Basis Points	+100 Basis Points	-100 Basis Points
July 2005	July 2020	$1,547	$(1,974)	$3,307	$(3,734)
November 2008	October 2016	599	(580)	1,189	(1,170)
July 2009	July 2013	85	(89)	172	(176)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Language Regarding Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q that are not historical factual statements are “forward-looking statements.” We intend to have our forward-looking statements covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with those provisions. Forward-looking statements include, among other things, statements regarding our and our officers’ intent, belief or expectations as identified by the use of words such as “may,” “will,” “project,” “expect,” “believe,” “intend,” “anticipate,” “seek,” “forecast,” “plan,” “estimate,” “could,” “would,” “should” and other comparable and derivative terms or the negatives thereof. In addition, we, through our officers, from time to time, make forward-looking oral and written public statements concerning our expected future operations, strategies, securities offerings, growth and investment opportunities, dispositions, capital structure changes, budgets and other developments. Readers are cautioned that, while forward-looking statements reflect our good faith belief and reasonable assumptions based upon current information, we can give no assurance that our expectations or forecasts will be attained. Therefore, readers should be mindful that forward-looking statements are not guarantees of future performance and that they are subject to known and unknown risks and uncertainties that are difficult to predict. As more fully set forth under “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, factors that may cause our actual results to differ materially from the expectations contained in the forward-looking statements include:

(a)          Changes in national and local economic conditions, including a prolonged period of weak economic growth;

(b)         Continued volatility in the capital markets, including changes in interest rates and the availability and cost of capital;

(c)          Our ability to manage our indebtedness level and changes in the terms of such indebtedness;

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

(g)         Our ability to negotiate the same or better terms with new tenants or operators if existing leases are not renewed or we exercise our right to replace an existing operator or tenant upon default;

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

(l)             Changes in the reimbursement available to our operators, tenants and borrowers by governmental or private payors (including the July 2011 Centers for Medicare & Medicaid Services final rule reducing Medicare skilled nursing facility Prospective Payment System payments in FY 2012 by 11.1% compared to FY 2011) and other potential changes in Medicare and Medicaid payment levels, which, among other effects, could negatively impact the value of our approximate 10% equity interest in the operations of HCR ManorCare;

(m)       The risks associated with our investments in joint ventures and unconsolidated entities, including our lack of sole decision making authority and our reliance on our joint venture partners’ financial condition and continued cooperation;

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

The information set forth in this Item 2 is intended to provide readers with an understanding of our financial condition, changes in financial condition and results of operations. We will discuss and provide our analysis in the following order:

•                  Executive Summary

•                  2012 Transaction Overview

•                  Dividends

•                  Critical Accounting Policies

•                  Results of Operations

•                  Liquidity and Capital Resources

•                  Funds from Operations

•                  Off-Balance Sheet Arrangements

•                  Contractual Obligations

•                  Inflation

•                  Recent Accounting Pronouncements

Executive Summary

We are a self-administered real estate investment trust (“REIT”) that, together with our unconsolidated joint ventures, invests primarily in real estate serving the healthcare industry in the United States (“U.S.”). We acquire, develop, lease, manage and dispose of healthcare real estate, and provide financing to healthcare providers. At March 31, 2012, our portfolio of investments, including properties in our Investment Management Platform, consisted of interests in 1,012 facilities. Our Investment Management Platform represents the following joint ventures: (i) HCP Ventures III, LLC, (ii) HCP Ventures IV, LLC and (iii) the HCP Life Science ventures.

Our business strategy is based on three principles: (i) opportunistic investing, (ii) portfolio diversification and (iii) conservative financing. We actively redeploy capital from investments with lower return potential into investments with higher return potential. We make investments where the expected risk-adjusted return exceeds our cost of capital and strive to capitalize on our operator, tenant and other business relationships to grow our business.

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

We primarily generate revenue by leasing healthcare properties under long-term leases with fixed or inflation indexed escalators. Most of our rents and other earned income from leases are received under triple-net leases or leases that provide for substantial recovery of operating expenses; however, some of our medical office and life science leases are structured as gross or modified gross leases. Accordingly, for such medical office buildings (“MOBs”) and life science facilities, we incur certain property operating expenses, such as real estate taxes, repairs and maintenance, property management fees, utilities and insurance. Our growth for these assets depends, in part, on our ability to (i) increase rental income and other earned income from leases by increasing rental rates and occupancy levels; (ii) maximize tenant recoveries given underlying lease structures; and (iii) control operating and other expenses. Our operations are impacted by property specific, market specific, general economic and other conditions. At March 31, 2012, the contractual maturities in our portfolio of leased assets were 11% through 2014 (measured in dollars of expiring rents).

Access to capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as to fund future acquisitions and development through the issuance of additional securities or secured debt. Access to external capital on favorable terms is critical to the success of our strategy.

2012 Transaction Overview

Financing Activities

On January 23, 2012, we issued $450 million of 3.75% senior unsecured notes due in 2019; net proceeds from the offering were $444 million.

On March 22, 2012, we priced a $359 million offering of nine million shares of common stock at $39.93 per share with the proceeds used primarily to redeem all outstanding shares of our preferred stock.

On March 22, 2012, we announced the redemption of the 4,000,000 shares of 7.25% Series E and 7,820,000 shares of 7.10% Series F preferred stock at a price of $25.00 per share, or $295.5 million in aggregate, plus all accrued and unpaid dividends to April 23, 2012 (the redemption date). As a result of the redemption, we incurred a charge of $10.4 million related to the original issuance costs of the preferred stock and recognized an incremental preferred stock dividend of $1.3 million representing the acceleration of the accrued dividend from April 1, 2012 to the redemption date (the aggregate charge of $11.7 million is presented as an additional first quarter preferred stock dividend in our consolidated income statements).

On March 27, 2012, we completed an amendment to our existing $1.5 billion unsecured revolving line of credit facility. We improved the pricing and extended the maturity of the facility one additional year to March 2016. Based on our current credit ratings, the amended facility bears interest annually at one-month London Interbank Offered Rate (“LIBOR”) plus 1.075% and has a facility fee of 0.175%, which in the aggregate represent a 55 basis point reduction to our funded interest cost.

Investment Transactions

During the quarter ended March 31, 2012, we made investments of $40 million to fund development and other capital projects, primarily in our life science and senior housing segments and sold a medical office building for $7 million, recognizing a gain of $3 million.

Dividends

On April 26, 2012, we announced that our Board declared a quarterly common stock cash dividend of $0.50 per share. The common stock dividend will be paid on May 22, 2012 to stockholders of record as of the close of business on May 7, 2012.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires our management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our condensed consolidated financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2011 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”; our critical accounting policies have not changed during 2012.

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

We use net operating income (“NOI”) and adjusted NOI to assess and compare property level performance, including our same property portfolio (“SPP”), and to make decisions about resource allocations. We believe these measures provide investors relevant and useful information because they reflect only income and operating expense items that are incurred at the property level and present them on an unleveraged basis. We believe that net income is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income as defined by GAAP since NOI excludes certain components from net income. Further, NOI may not be comparable to that of other REITs, as they may use different methodologies for calculating NOI. See Note 14 to the Condensed Consolidated Financial Statements for additional segment information and the relevant reconciliations from net income to NOI and adjusted NOI.

Operating expenses are generally related to MOB and life science properties and senior housing properties managed on our behalf (“RIDEA properties”). We generally recover all or a portion of MOB and life science expenses from the tenants (tenant recoveries). The presentation of expenses as operating or general and administrative is based on the underlying nature of the expense. Periodically, we review the classification of expenses between categories and make revisions based on changes in the underlying nature of the expenses.

Our evaluation of results of operations by each business segment includes an analysis of our SPP and our total property portfolio. SPP information allows us to evaluate the performance of our leased property portfolio under a consistent population by eliminating changes in the composition of our portfolio of properties. We identify our SPP as stabilized properties that remained in operations and were consistently reported as leased properties or RIDEA properties for the duration of the year-over-year comparison periods presented. Accordingly, it takes a stabilized property a minimum of 12 months in operations under a consistent reporting structure to be included in our SPP. Newly acquired operating assets are generally considered stabilized at the earlier of lease-up (typically when the tenant(s) controls the physical use of at least 80% of the space) or 12 months from the acquisition date. Newly completed developments, including redevelopments, are considered stabilized at the earlier of lease-up or 24 months from the date the property is placed in service. SPP NOI excludes certain non-property specific operating expenses that are allocated to each operating segment on a consolidated basis.

Comparison of the Three Months Ended March 31, 2012 to the Three Months Ended March 31, 2011

Segment NOI and Adjusted NOI

The tables below provide selected operating information for our SPP and total property portfolio for each of our five business segments. Our consolidated SPP consists of 570 properties representing properties acquired or placed in service and stabilized on or prior to January 1, 2011 and that remained in operations under a consistent reporting structure through March 31, 2012. Our consolidated total property portfolio represents 938 and 601 properties at March 31, 2012 and 2011, respectively, and excludes properties sold during the period from January 1, 2011 to March 31, 2012.

Senior Housing

Results are as of and for the three months ended March 31, 2012 and 2011 (dollars in thousands except per unit data):

	SPP			Total Portfolio
	2012	2011	Change	2012	2011	Change
Rental revenues(1)	$96,660	$96,771	$(111)	$116,362	$109,510	$6,852
Resident fees and services	1,048	2,505	(1,457)	36,179	2,505	33,674
Total revenues	$97,708	$99,276	$(1,568)	$152,541	$112,015	$40,526
Operating expenses	(239)	(514)	275	(21,630)	(985)	(20,645)
NOI	$97,469	$98,762	$(1,293)	$130,911	$111,030	$19,881
Straight-line rents	(7,897)	(10,113)	2,216	(8,149)	(10,112)	1,963
DFL accretion	(1,939)	(2,675)	736	(5,149)	(2,675)	(2,474)
Amortization of above and below market lease intangibles, net	(631)	(631)	—	(597)	(631)	34
Adjusted NOI	$87,002	$85,343	$1,659	$117,016	$97,612	$19,404
SPP adjusted NOI % change			1.9%

Property count(2)	223	223		314	248
Average capacity (units)(3)	25,636	25,545		35,964	30,319
Average annual rent per unit(4)	$13,612	$13,444		$13,115	$13,007

(1)          Represents rental and related revenues and income from DFLs.

(2)          From our past presentation of SPP for the three months ended March 31, 2011, we removed three senior housing properties from SPP that were sold or classified as held for sale from April 1, 2011 to March 31, 2012; the property-level results of these properties are classified in discontinued operations.

(3)          Represents average capacity as reported by the respective tenants or operators for three months in arrears from the periods presented.

(4)          Average annual rent per unit for operating properties under a RIDEA structure is based on NOI.

Senior Housing SPP NOI and Adjusted NOI. Adjusted NOI improved primarily from leases in our SPP subject to annual rent escalations; these rent escalations typically do not improve SPP NOI because our leases are generally straight-lined.  These increases were partially offset by a decrease in resident fees and services revenue, which relates to certain working capital adjustments from properties that were previously transitioned from Sunrise to another operator.

Senior Housing Total Portfolio NOI and Adjusted NOI. Including the impact of our SPP, our total portfolio NOI and adjusted NOI increased for the three months ended March 31, 2012 primarily from income from 66 senior housing leased properties classified as DFLs that were acquired on April 7, 2011 from HCR ManorCare, Inc. (see Note 3 and Note 6 to the Condensed Consolidated Financial Statements for additional information regarding the HCR ManorCare Acquisition and Net Investments in DFLs, respectively).

Additionally, HCP Ventures II was consolidated on January 14, 2011 (see Note 8 to the Condensed Consolidated Financial Statements for additional information), resulting in us recognizing rental and related revenues for the 25 leased properties commencing on that date. On September 1, 2011, for 21 of these 25 properties, we entered into management contracts in a structure permitted by RIDEA (see Note 12 to the Condensed Consolidated Financial Statements for additional information), resulting in the termination of the properties’ leases. For these 21 properties that are now in a RIDEA structure, the resident-level revenues and related operating expenses are reported in our condensed consolidated financial statements beginning on that date. Under the provisions of RIDEA, a REIT may lease “qualified healthcare properties” on an arm’s length basis to a taxable REIT subsidiary if the property is operated on behalf of such subsidiary by a person who qualifies as an “eligible independent contractor.”

Post-Acute/Skilled Nursing

Results are as of and for the three months ended March 31, 2012 and 2011 (dollars in thousands, except per bed data):

	SPP			Total Portfolio
	2012	2011	Change	2012	2011	Change
Rental revenues(1)	$9,616	$9,440	$176	$133,995	$9,440	$124,555
Operating expenses	(51)	(15)	(36)	(200)	(20)	(180)
NOI	$9,565	$9,425	$140	$133,795	$9,420	$124,375
Straight-line rents	(164)	(323)	159	(163)	(323)	160
DFL accretion	—	—	—	(20,473)	—	(20,473)
Amortization of above and below market lease intangibles, net	—	—	—	11	—	11
Adjusted NOI	$9,401	$9,102	$299	$113,170	$9,097	$104,073
SPP adjusted NOI % change			3.3%

Property count	45	45		313	45
Average capacity (beds)(2)	5,238	5,259		40,042	5,259
Average annual rent per bed	$7,218	$6,935		$11,324	$6,935

(1)          Represents rental and related revenues and income from DFLs.

(2)          Represents average capacity as reported by the respective tenants or operators for three months in arrears from the periods reported.

Post-Acute/Skilled Nursing Total Portfolio NOI and Adjusted NOI.  Total portfolio NOI and adjusted NOI for the three months ended March 31, 2012 primarily increased as a result of 268 post-acute/skilled nursing leased properties classified as DFLs that were acquired on April 7, 2011 from HCR ManorCare, Inc. (see Notes 3 and 6 to the Condensed Consolidated Financial Statements for additional information regarding the HCR ManorCare Acquisition and Net Investments in DFLs, respectively).

Life Science

Results are as of and for the three months ended March 31, 2012 and 2011 (dollars and square feet in thousands, except per sq. ft. data):

	SPP			Total Portfolio
	2012	2011	Change	2012	2011	Change
Rental and related revenues	$60,830	$61,054	$(224)	$61,410	$61,617	$(207)
Tenant recoveries	10,279	10,715	(436)	10,420	10,808	(388)
Total revenues	$71,109	$71,769	$(660)	$71,830	$72,425	$(595)
Operating expenses	(11,687)	(12,012)	325	(12,884)	(12,838)	(46)
NOI	$59,422	$59,757	$(335)	$58,946	$59,587	$(641)
Straight-line rents	340	(4,159)	4,499	81	(4,315)	4,396
Amortization of above and below market lease intangibles, net	89	(41)	130	77	(59)	136
Lease termination fees	—	(1,589)	1,589	—	(1,589)	1,589
Adjusted NOI	$59,851	$53,968	$5,883	$59,104	$53,624	$5,480
SPP adjusted NOI % change			10.9%

Property count	101	101		108	104
Occupancy	91.1%	90.2%		89.1%	89.0%
Average occupied sq. ft.	6,079	6,027		6,146	6,082
Average annual rent per occupied sq. ft.	$47	$44		$47	$44

Life Science SPP NOI and Adjusted NOI.  SPP adjusted NOI increased primarily as a result of a $4 million rent payment in connection with a February 2012 amendment to a lease, which will be recognized as rental income on a straight-line basis in future periods. SPP NOI decreased year-over-year as a result of a lease termination fee earned during the three months ended March 31, 2011; no similar termination fees were earned during the three months ended March 31, 2012.

Life Science Total Portfolio NOI and Adjusted NOI.  Total portfolio adjusted NOI increased primarily as a result of the impact of our SPP discussed above.

During the three months ended March 31, 2012, 289,000 square feet of new and renewal leases commenced at an average monthly rate of $28.55 per square foot compared to 235,000 square feet of expiring and terminated leases with an average monthly rate of $31.86 per square foot.

Medical Office

Results are as of and for the three months ended March 31, 2012 and 2011 (dollars and square feet in thousands, except per sq. ft. data):

	SPP			Total Portfolio
	2012	2011	Change	2012	2011	Change
Rental and related revenues	$67,384	$66,651	$733	$68,297	$67,527	$770
Tenant recoveries	11,271	11,926	(655)	11,658	12,043	(385)
Total revenues	$78,655	$78,577	$78	$79,955	$79,570	$385
Operating expenses	(29,736)	(30,288)	552	(31,705)	(32,035)	330
NOI	$48,919	$48,289	$630	$48,250	$47,535	$715
Straight-line rents	(1,301)	(2,088)	787	(1,359)	(2,115)	756
Amortization of above and below market lease intangibles, net	54	82	(28)	30	2	28
Adjusted NOI	$47,672	$46,283	$1,389	$46,921	$45,422	$1,499
SPP adjusted NOI % change			3.0%

Property count(1)	185	185		186	187
Occupancy	91.1%	90.8%		91.2%	91.0%
Average occupied sq. ft.	11,671	11,634		11,844	11,790
Average annual rent per occupied sq. ft.	$26	$26		$26	$26

(1)          From our past presentation of SPP for the three months ended March 31, 2011, we removed (i) a MOB that was sold or classified as held for sale from April 1, 2011 to March 31, 2012; the property-level results of this property are classified in discontinued operations; and (ii) a MOB that was placed into redevelopment in 2012, which no longer meets our criteria for SPP as of the date it was placed into redevelopment.

Medical Office SPP NOI and Adjusted NOI.  SPP NOI and SPP adjusted NOI increased year-over-year primarily as a result of rent escalations and a modest improvement in medical office occupancy.

Medical Office Total Portfolio NOI and Adjusted NOI.  Total portfolio adjusted NOI increased primarily as a result of the impact of our SPP discussed above.

During the three months ended March 31, 2012, 440,000 square feet of new and renewal leases commenced at an average monthly rate of $22.66 per square foot compared to 628,000 square feet of expiring and terminated leases with an average monthly rate of $21.11 per square foot (includes 143,000 square feet related to properties that were sold or placed into redevelopment with an average monthly rate of $15.59 per square foot).

Hospital

Results are as of and for the three months ended March 31, 2012 and 2011 (dollars in thousands, except rent per bed data):

	SPP			Total Portfolio
	2012	2011	Change	2012	2011	Change
Rental and related revenues	$18,042	$17,517	$525	$18,806	$18,382	$424
Tenant recoveries	572	594	(22)	572	593	(21)
Total revenues	$18,614	$18,111	$503	$19,378	$18,975	$403
Operating expenses	(929)	(965)	36	(930)	(967)	37
NOI	$17,685	$17,146	$539	$18,448	$18,008	$440
Straight-line rents	(184)	(275)	91	(337)	(435)	98
Amortization of above and below market lease intangibles, net	(192)	(193)	1	(218)	(218)	—
Adjusted NOI	$17,309	$16,678	$631	$17,893	$17,355	$538
SPP adjusted NOI % change			3.8%

Property count	16	16		17	17
Capacity (beds)(1)	2,379	2,361		2,379	2,361
Average annual rent per bed	$30,667	$29,891		$31,649	$31,041

(1)          Represents capacity as reported by the respective tenants or operators for three months in arrears from the date reported. Certain operators in our hospital portfolio are not required under their respective leases to provide operational data.

Hospital SPP NOI and Adjusted NOI.  SPP NOI and adjusted NOI increased for the three months ended March 31, 2012 primarily as a result of additional rents, caused by certain hospitals exceeding specified facility-level revenue base amounts or thresholds that yield additional rents to us.

Hospital Total Portfolio NOI and Adjusted NOI.  Total portfolio adjusted NOI increased primarily as a result of the impact of our SPP discussed above.

Other Income and Expense Items

Interest income

Interest income decreased $37.3 million to $0.8 million for the three months ended March 31, 2012. The decrease was primarily the result of the following: (i) a decrease of $29.2 million as a result of the repayment and early settlement of our HCR ManorCare debt investments in 2011 and (ii) a decrease of $8.2 million as a result of the early repayment of our loans to Genesis in 2011.

Interest expense

Interest expense decreased $4.0 million to $104.6 million for the three months ended March 31, 2012. The decrease was principally due to the $11.3 million write-off of unamortized loan fees related to a terminated bridge loan commitment during the three months ended March 31, 2011, partially offset by an increase of $7.4 million resulting from our senior unsecured notes offerings in January 2011 and January 2012, net of related maturities of certain senior unsecured notes during 2011.

The table below sets forth information with respect to our debt, excluding premiums and discounts (dollars in thousands):

	As of March 31,(1)
	2012	2011
Balance:
Fixed rate	$7,607,626	$7,344,311
Variable rate	48,835	299,538
Total	$7,656,461	$7,643,849

Percent of total debt:
Fixed rate	99%	96%
Variable rate	1	4
Total	100%	100%

Weighted average interest rate at end of period:
Fixed rate	5.72%	5.84%
Variable rate	1.44%	4.11%
Total weighted average rate	5.69%	5.77%

(1)          Excludes $87 million and $91 million of other debt at March 31, 2012 and 2011, respectively, that represent non-interest bearing life care bonds and occupancy fee deposits at certain of our senior housing facilities, which have no scheduled maturities.

Depreciation and amortization expense

Depreciation and amortization expense decreased $2.9 million to $88.2 million for the three months ended March 31, 2012. The decrease was primarily the result of a change in the estimated useful life of an asset in 2011, which caused an incremental charge during the three months ended March 31, 2011. No similar change in estimate was made that resulted in an incremental charge during the three months ended March 31, 2012.

General and administrative expenses

General and administrative expenses decreased $1.9 million to $20.1 million for the three months ended March 31, 2012. The decrease was primarily due to a decrease in acquisition costs and compensation related expenses, partially offset by an increase in legal fees.

Other income, net

Other income, net, decreased $9.9 million to $0.4 million for the three months ended March 31, 2012. The decrease was primarily the result of a gain of $8 million resulting from our acquisition of our partner’s 65% interest in and consolidation of HCP Ventures II in January 2011 (see Note 8 to the Condensed Consolidated Financial Statements for additional information). No similar gain upon consolidation was recognized during the three months ended March 31, 2012.

Equity income from unconsolidated joint ventures

Equity income from unconsolidated joint ventures increased $12.9 million to $13.7 million for the three months ended March 31, 2012. The increase was primarily the result of equity income from HCR ManorCare (see Notes 3 and 8 to the Condensed Consolidated Financial Statements for additional information), partially offset by the impact of our consolidation of HCP Ventures II on January 14, 2011 (see Note 8 to the Condensed Consolidated Financial Statements for additional information), which was previously accounted for as an equity method investment.

Discontinued operations

During the three months ended March 31, 2012, we sold one property for $7 million, realizing a gain of $2.9 million. There were no sales of properties during the three months ended March 31, 2011.

Preferred stock dividends

On March 22, 2012, we announced the redemption of all outstanding shares of preferred stock. On April 23, 2012, the shares of our preferred stock were redeemed, plus all accrued and unpaid dividends to the redemption date. During the three months ended March 31, 2012, we incurred a redemption charge of $10.4 million related to the original issuance costs of the preferred stock, and recognized an additional preferred stock dividend of $1.3 million representing the acceleration of the accrued dividend from April 1, 2012 to the redemption date (the aggregate charge of $11.7 million is presented as an additional preferred stock dividend in our consolidated income statements).

Liquidity and Capital Resources

Our principal liquidity needs are to: (i) fund recurring operating expenses, (ii) meet debt service requirements including principal payments and maturities in the last nine months of 2012, (iii) fund capital expenditures, including tenant improvements and leasing costs, (iv) fund acquisition and development activities, and (v) make dividend distributions. We believe these needs will be satisfied using cash flows generated by operations and from our various financing activities during the next twelve months. During the three months ended March 31, 2012, distributions to shareholders and noncontrolling interest holders exceeded cash flows from operations by approximately $29 million. During 2012, we raised aggregate net proceeds of $803 million from issuances of debt and common stock, which proceeds, among other things, were the sources of cash used to fund the excess of distributions to shareholders and noncontrolling interest holders above cash flows from operations during the three months ended March 31, 2012.

We anticipate making future investments dependent on the availability of cost-effective sources of capital. We intend to use our revolving line of credit facility and the public capital markets as our principal sources of financing.  As of April 25, 2012, we had credit ratings of Baa2 (stable) from Moody’s, BBB (positive) from S&P and BBB+ (stable) from Fitch on our senior unsecured debt securities.

Net cash provided by operating activities was $186 million and $150 million for the three months ended March 31, 2012 and 2011, respectively. The increase in operating cash flows is primarily the result of the following: (i) the additive impact of our investments in 2011, (ii) assets placed in service during 2011 and 2012 and (iii) rent escalations and resets in 2011 and 2012, which increases were partially offset by increased debt interest payments. Our cash flows from operations are dependent upon the occupancy level of multi-tenant buildings, rental rates on leases, our tenants’ performance on their lease obligations, the level of operating expenses and other factors.

Net cash used in investing activities was $31 million and $576 million for the three months ended March 31, 2012 and 2011, respectively. The cash used in investing activities for the three months ended March 31, 2012 principally reflects the net effect of: (i) $22 million used for development of real estate, (ii) $10 million used for investments in loans receivable and (iii) $9 million used for leasing costs and tenant and capital improvements, which were partially offset by (i) $7 million of proceeds from the sale of real estate and (ii) $4 million received from the repayments from our investments in loans receivable.

Net cash provided by financing activities was $159 million and $3.4 billion for the three months ended March 31, 2012 and 2011, respectively. The cash provided by financing activities for the three months ended March 31, 2012 consisted primarily of: (i) the issuance of $450 million of senior unsecured notes and (ii) net proceeds of $398 million from the issuances of common stock and exercise of stock options. The amount of cash provided by financing activities was partially offset by: (i) net repayments under our revolving line of credit facility of $454 million, (ii) payments of common and preferred dividends aggregating $211 million, (iii) repayment of mortgage debt of $10 million and (iv) debt issuance and origination costs (deferred financing costs) of $10 million.

Debt

Bank Line of Credit

On March 27, 2012, we executed an amendment to our existing $1.5 billion unsecured revolving line of credit facility (the “Facility”). This amendment reduces the cost to us of the Facility (lower borrowing rate and facility fee) and extends the Facility’s maturity by one additional year to March 2016. The Facility contains a one-year extension option. Borrowings under this Facility accrue interest at LIBOR plus a margin that depends upon our debt ratings. We pay a facility fee on the entire revolving commitment that depends on our debt ratings. Based on our debt ratings at April 25, 2012, the margin on the Facility was 1.075%, and the facility fee was 0.175%. We have the right to increase the commitments under the Facility by an aggregate amount of up to $500 million, subject to customary conditions. At March 31, 2012, we had no balance outstanding under this Facility.

Our Facility contains certain financial restrictions and other customary requirements. Among other things, these covenants, using terms defined in the agreement (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit the ratio of Secured Debt to Consolidated Total Asset Value to 30%, (iii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 60%, (iv) require a minimum Fixed Charge Coverage ratio of 1.5 times and (v) require a formula-determined Minimum Consolidated Tangible Net Worth of $8.0 billion at March 31, 2012. At March 31, 2012, we were in compliance with each of these restrictions and requirements of the Facility.

Our Facility also contains cross-default provisions to other indebtedness of ours, including in some instances, certain mortgages on our properties. Certain mortgages contain default provisions relating to defaults under the leases or operating agreements on the applicable properties by our operators or tenants, including default provisions relating to the bankruptcy filings of such operator or tenant. Although we believe that we would be able to secure amendments under the applicable agreements if a default as described above occurs, such a default may result in significantly less favorable borrowing terms than currently available, material delays in the availability of funding or other material adverse consequences.

Senior Unsecured Notes

At March 31, 2012, we had senior unsecured notes outstanding with an aggregate principal balance of $5.9 billion. Interest rates on the notes ranged from 1.37% to 7.07% with a weighted average effective interest rate of 5.57% and a weighted average maturity of 6.15 years at March 31, 2012. The senior unsecured notes contain certain covenants including limitations on debt, maintenance of unencumbered assets, cross-acceleration provisions and other customary terms. We believe we were in compliance with these covenants at March 31, 2012.

Mortgage Debt

At March 31, 2012, we had $1.8 billion in aggregate principal amount of mortgage debt outstanding that is secured by 138 healthcare facilities (including redevelopment properties) with a carrying value of $2.2 billion. Interest rates on the mortgage debt ranged from 1.94% to 8.75% with a weighted average effective interest rate of 6.12% and a weighted average maturity of 4.13 years at March 31, 2012.

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

Other Debt

At March 31, 2012, we had $87 million of non-interest bearing life care bonds at two of our continuing care retirement communities and non-interest bearing occupancy fee deposits at two of our senior housing facilities, all of which were payable to certain residents of the facilities (collectively, “Life Care Bonds”). At March 31, 2012, $30 million of the Life Care Bonds were refundable to the residents upon the resident moving out or to their estate upon death, and $57 million of the Life Care Bonds were refundable after the unit is successfully remarketed to a new resident.

Debt Maturities

The following table summarizes our stated debt maturities and scheduled principal repayments at March 31, 2012 (in thousands):

Year	Amount(1)
2012 (Nine months)	$307,955
2013	917,374
2014	670,758
2015	702,102
2016	1,185,586
Thereafter	3,872,687
7,656,462
(Discounts) and premiums, net	(35,270)
$7,621,192

(1)          Excludes $87 million of other debt that represents Life Care Bonds that have no scheduled maturities.

Derivative Instruments

We use derivative instruments to mitigate the effects of interest rate fluctuations on specific forecasted transactions as well as recognized financial obligations or assets. We do not use derivative instruments for speculative or trading purposes.

The following table summarizes our outstanding interest rate swap contracts as of March 31, 2012 (dollars in thousands):

Date Entered	Maturity Date	Hedge Designation	Fixed Rate	Floating Rate Index	Notional Amount	Fair Value
July 2005(1)	July 2020	Cash Flow	3.82%	BMA Swap Index	$45,600	$(7,447)
November 2008	October 2016	Cash Flow	5.95%	1 Month LIBOR+1.50%	27,500	(4,028)
July 2009	July 2013	Cash Flow	6.13%	1 Month LIBOR+3.65%	13,900	(372)

(1)          Represents three interest-rate swap contracts with an aggregate notional amount of $45.6 million.

For a more detailed description of our derivative instruments, see Note 20 to the Condensed Consolidated Financial Statements and Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Equity

At March 31, 2012, we had 419.4 million shares of common stock outstanding. At March 31, 2012, equity totaled $9.3 billion, and our equity securities had a market value of $16.8 billion.

At March 31, 2012, there were a total of 4.2 million DownREIT units outstanding in five limited liability companies in which we are the managing member. The DownREIT units are exchangeable for an amount of cash approximating the then-current market value of shares of our common stock or, at our option, shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications).

Shelf Registration

We have a prospectus on file with the U.S. Securities and Exchange Commission (“SEC”) as part of a registration statement on Form S-3, using a shelf registration process which expires in September 2012. Under this “shelf” process, we may sell from time to time any combination of the registered securities in one or more offerings. The securities described in the prospectus include common stock, preferred stock and debt securities. Each time we sell securities under the shelf registration, we will provide a prospectus supplement that will contain specific information about the terms of the securities being offered and of the offering. We may offer and sell the securities pursuant to this prospectus from time to time in one or more of the following ways: through underwriters or dealers, through agents, directly to purchasers or through a combination of any of these sale methods. Proceeds from the sale of these securities may be used for general corporate purposes, which may include repayment of indebtedness, working capital and potential acquisitions.

Funds From Operations (“FFO”)

We believe FFO applicable to common shares, diluted FFO applicable to common shares, and basic and diluted FFO per common share are important supplemental non-GAAP measures of operating performance for a REIT. Because the historical cost accounting convention used for real estate assets utilizes straight-line depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen and fallen with market conditions, presentations of operating results for a REIT that uses historical cost accounting for depreciation could be less informative. The term FFO was designed by the REIT industry to address this issue.

FFO is defined as net income applicable to common shares (computed in accordance with GAAP), excluding gains or losses from acquisition and dispositions of depreciable real estate or related interests, impairments of, or related to, depreciable real estate, plus real estate and DFL depreciation and amortization, with adjustments for joint ventures. Adjustments for joint ventures are calculated to reflect FFO on the same basis. FFO does not represent cash generated from operating activities in accordance with GAAP, is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to net income. We compute FFO in accordance with the current National Association of Real Estate Investment Trusts’ (“NAREIT”) definition; however, other REITs may report FFO differently or have a different interpretation of the current NAREIT definition from us. In addition, we present FFO before the impact of litigation settlement charges, preferred stock redemption charges, impairments (recoveries) of non-depreciable assets and merger-related items (defined below) (“FFO as adjusted”). Management believes FFO as adjusted is a useful alternative measurement. This measure is a modification of the NAREIT definition of FFO and should not be used as an alternative to net income (determined in accordance with GAAP).

Details of certain items that affect comparability are discussed under Results of Operations above. The following is a reconciliation from net income applicable to common shares, the most direct comparable financial measure calculated and presented in accordance with GAAP, to FFO and FFO as adjusted (in thousands, except per share data):

	Three Months Ended March 31,
	2012	2011

Net income applicable to common shares	$175,257	$63,875
Depreciation and amortization of real estate, in-place lease and other intangibles:
Continuing operations	88,241	91,182
Discontinued operations	35	238
DFL depreciation	3,050	372
Gain on sales of real estate	(2,856)	—
Gain upon consolidation of joint venture	—	(8,039)
Equity income from unconsolidated joint ventures	(13,675)	(798)
FFO from unconsolidated joint ventures	16,177	3,315
Noncontrolling interests’ and participating securities’ share in earnings	4,301	4,826
Noncontrolling interests’ and participating securities’ share in FFO	(5,724)	(5,282)
FFO applicable to common shares	264,806	149,689
Distributions on dilutive convertible units	3,122	—
Diluted FFO applicable to common shares	$267,928	$149,689

Diluted FFO per common share	$0.64	$0.40

Weighted average shares used to calculate diluted FFO per common share	417,524	373,960
Impact of adjustments to FFO:
Preferred stock redemption charge(1)	$10,432	$—
Merger-related items(2)	—	32,308
	$10,432	$32,308

FFO as adjusted applicable to common shares	$275,238	$181,997
Distributions on dilutive convertible units and other	3,089	1,733
Diluted FFO as adjusted	$278,327	$183,730

Diluted FFO as adjusted per common share	$0.67	$0.56

Weighted average shares used to calculate diluted FFO as adjusted per common share	417,524	330,286 (3)

(1)          In connection with the redemption of our preferred stock, during the three months ended March 31, 2012, we incurred a redemption charge of $10.4 million related to the original issuance costs.

(2)          Merger-related items for 2011 include the following: (i) $10.3 million of direct transaction costs, net; and (ii) $22.0 million of interest expense associated with the $2.4 billion senior unsecured notes offering completed on January 24, 2011, which proceeds were obtained to prefund the HCR ManorCare Acquisition.

(3)          Our weighted average shares used to calculate diluted FFO as adjusted eliminate the impact of our December 2010 46 million shares common stock offering and 30 million shares from our March 2011 common stock offering (excludes 4.5 million shares sold to the underwriters upon exercise of their option to purchase additional shares), which issuances increased our weighted average shares by 47.3 million for the three months ended March 31, 2011. Proceeds from these offerings were used to fund a portion of the cash consideration for the HCR ManorCare Acquisition.

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

Contractual Obligations

The following table summarizes our material contractual payment obligations and commitments at March 31, 2012 (in thousands):

	Total(1)	Less than One Year	2013-2014	2015-2016	More than Five Years
Senior unsecured notes	$5,887,000	$250,000	$1,037,000	$1,300,000	$3,300,000
Mortgage debt	1,769,462	57,955	551,132	587,688	572,687
Construction loan commitments(2)	80,474	59,789	20,685	—	—
Development commitments(3)	30,549	28,949	1,600	—	—
Ground and other operating leases	201,353	4,235	10,476	8,355	178,287
Interest(4)	2,538,263	264,482	727,611	568,397	977,773
Total	$10,507,101	$665,410	$2,348,504	$2,464,440	$5,028,747

(1)         Excludes $87 million of other debt that represents Life Care Bonds that have no scheduled maturities.

(2)          Represents commitments to finance development projects and related working capital financings.

(3)         Represents construction and other commitments for developments in progress.

(4)         Interest on variable-rate debt is calculated using rates in effect at March 31, 2012.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.  At March 31, 2012, we were exposed to market risks related to fluctuations in interest rates on properties with a gross value of $83 million that are subject to leases where the payments fluctuate with changes in LIBOR. Our exposure to income fluctuations related to our variable-rate investments is partially offset by: (i) $25 million of variable-rate senior unsecured notes and (ii) $24 million of variable-rate mortgage debt payable (excludes $87 million of variable-rate mortgage notes that have been hedged through interest-rate swap contracts).

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and assets unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a one percentage point increase in the interest rate related to the variable-rate investments and variable-rate debt, and assuming no other changes in the outstanding balance as of March 31, 2012, interest income would increase by approximately $0.3 million, or less than $0.01 per common share on a diluted basis.

We use derivative financial instruments in the normal course of business to mitigate interest rate risk. We do not use derivative financial instruments for speculative or trading purposes. Derivatives are recorded on the condensed consolidated balance sheets at their fair value. See Note 20 to the Condensed Consolidated Financial Statements for additional information.

To illustrate the effect of movements in the interest rate markets, we performed a market sensitivity analysis on our hedging instruments. We applied various basis point spreads to the underlying interest rate curves of the derivative portfolio in order to determine the instruments’ change in fair value. Assuming a one percentage point change in the underlying interest rate curve, the estimated change in fair value of each of the underlying derivative instruments would not exceed $3.7 million. See Note 20 to the Condensed Consolidated Financial Statements for additional analysis details.

Market Risk.  We have investments in marketable equity securities classified as available-for-sale. Gains and losses on these securities are recognized in income when realized, and losses are recognized when an other-than-temporary decline in value is identified. An initial indicator of other-than-temporary decline in value for marketable equity securities is based on the severity of the decline in market value below the cost basis for an extended period of time. We consider a variety of factors in evaluating an other-than-temporary decline in value, such as: the length of time and the extent to which the market value has been less than our current cost basis; the issuer’s financial condition, capital strength and near-term prospects; any recent events specific to that issuer and economic conditions of its industry; and our investment horizon in relationship to an anticipated near-term recovery in the market value, if any. At March 31, 2012, the fair value and current cost basis of marketable equity securities was $18.4 million and $17.1 million, respectively.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

Item 1A.  Risk Factors

There are no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)

On January 23, 2012, we issued 2,850 shares of our common stock upon the redemption of 1,425 non-managing member units of our subsidiary, HCPI/Utah II, LLC (“Utah II”), to a non-managing member of Utah II. On March 6, 2012, we issued 6,636 shares of our common stock upon the redemption of 3,318 non-managing member units of Utah II to a non-managing member of Utah II. In each case, the shares of our common stock were issued in a private placement to an accredited investor pursuant to Section 4(2) of the Securities Act of 1933, as amended.  We did not receive any cash proceeds from the issuance of shares of our common stock to the non-managing members upon redemption of their units, although we did acquire non-managing member units of Utah II in exchange for the shares of common stock we issued to the non-managing members.

(b)

None.

(c)

The table below sets forth information with respect to purchases of our common stock made by us or on our behalf or by any “affiliated purchaser,” as such term is defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, during the three months ended March 31, 2012.

Period Covered	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number Of Shares (Or Units) Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number (Or Approximate Dollar Value) Of Shares (Or Units) That May Yet Be Purchased Under The Plans Or Programs
January 1-31, 2012	165,290	$41.76	—	—
February 1-29, 2012	1,557	41.69	—	—
March 1-31, 2012	431	40.16	—	—
Total	167,278	41.76	—	—

(1)          Represents restricted shares withheld under our 2006 Performance Incentive Plan (the “2006 Incentive Plan”), to offset tax withholding obligations that occur upon vesting of restricted shares. Our 2006 Incentive Plan provides that the value of the shares withheld shall be the closing price of our common stock on the date the relevant transaction occurs.

Item 6. Exhibits

4.1	Form of 3.75% Senior Notes due 2019 (incorporated herein by reference to Exhibit 4.1 to HCP’s Current Report on Form 8-K (File 1-08895), filed January 23, 2012).

10.1	Fourth Amendment to Master Lease and Security Agreement of HCR III Healthcare, LLC, dated as of April 18, 2012, by and among the parties signatory thereto and HCR III Healthcare, LLC. *

10.2	Form of CEO Performance-Based Restricted Stock Unit Agreement. *

10.3	Form of CEO Time-Based Restricted Stock Unit Agreement. *

10.4	Form of Employee Nonqualified Stock Option Agreement. *

10.5	Form of Employee Performance-Based Restricted Stock Unit Agreement. *

10.6	Form of Employee Time-Based Restricted Stock Unit Agreement. *

10.7

Employment Agreement, dated as of January 26, 2012, by and between HCP and Paul F. Gallagher (incorporated herein by reference to Exhibit 10.1 to HCP’s Current Report on Form 8-K (File 1-08895), filed February 1, 2012).†

10.8

Employment Agreement, dated as of January 26, 2012, by and between HCP and Timothy M. Schoen (incorporated herein by reference to Exhibit 10.2 to HCP’s Current Report on Form 8-K (File 1-08895), filed February 1, 2012).†

10.9

Amendment No. 1 to Credit Agreement, dated March 27, 2012, by and among the Company, as borrower, the financial institutions referred to therein, and Bank of America, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to HCP’s Current Report on Form 8-K (File 1-08895), filed March 29, 2012).

31.1	Certification by James F. Flaherty III, HCP’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).*

31.2	Certification by Timothy M. Schoen, HCP’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(a).*

32.1	Certification by James F. Flaherty III, HCP’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.**

32.2	Certification by Timothy M. Schoen, HCP’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.**

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*                                                        Filed herewith.

**                                                  Furnished herewith.

†                                                        Management Contract or Compensatory Plan or Arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 1, 2012	HCP, Inc.

(Registrant)

/s/ JAMES F. FLAHERTY III
James F. Flaherty III
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ TIMOTHY M. SCHOEN
Timothy M. Schoen
Executive Vice President-
Chief Financial Officer
(Principal Financial Officer)

/s/ SCOTT A. ANDERSON
Scott A. Anderson
Senior Vice President-
Chief Accounting Officer
(Principal Accounting Officer)