Form 10-Q
period 2012-06-30
HCP, INC.
filed 2012-07-31
CIK 765880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2012.

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number 001-08895

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

As of July 26, 2012, there were 429,523,635 shares of the registrant’s $1.00 par value common stock outstanding.

HCP, INC.

HCP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2012	2011

ASSETS
Real estate:
Buildings and improvements	$8,994,048	$8,933,278
Development costs and construction in progress	204,018	190,590
Land	1,734,469	1,729,677
Accumulated depreciation and amortization	(1,614,148)	(1,472,272)
Net real estate	9,318,387	9,381,273

Net investment in direct financing leases	6,804,929	6,727,777
Loans receivable, net	125,521	110,253
Investments in and advances to unconsolidated joint ventures	219,877	224,052
Accounts receivable, net of allowance of $1,696 and $1,341, respectively	25,974	26,681
Cash and cash equivalents	169,636	33,506
Restricted cash	42,782	41,553
Intangible assets, net	347,670	373,763
Real estate held for sale, net	—	4,159
Other assets, net	734,992	485,458
Total assets	$17,789,768	$17,408,475
LIABILITIES AND EQUITY
Bank line of credit	$215,015	$454,000
Senior unsecured notes	5,615,979	5,416,063
Mortgage debt	1,726,944	1,764,571
Other debt	84,060	87,985
Intangible liabilities, net	114,939	124,142
Accounts payable and accrued liabilities	273,344	275,478
Deferred revenue	68,548	65,614
Total liabilities	8,098,829	8,187,853

Commitments and contingencies

Preferred stock, $1.00 par value: aggregate liquidation preference of $295.5 million as of December 31, 2011	—	285,173
Common stock, $1.00 par value: 750,000,000 shares authorized; 429,401,611 and 408,629,444 shares issued and outstanding, respectively	429,402	408,629
Additional paid-in capital	10,159,580	9,383,536
Cumulative dividends in excess of earnings	(1,062,049)	(1,024,274)
Accumulated other comprehensive loss	(19,703)	(19,582)
Total stockholders’ equity	9,507,230	9,033,482

Joint venture partners	15,855	16,971
Non-managing member unitholders	167,854	170,169
Total noncontrolling interests	183,709	187,140
Total equity	9,690,939	9,220,622
Total liabilities and equity	$17,789,768	$17,408,475

See accompanying Notes to Condensed Consolidated Financial Statements.

HCP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Rental and related revenues	$248,627	$260,157	$492,962	$513,238
Tenant recoveries	23,581	22,441	46,231	45,885
Resident fees and services	35,569	835	71,748	3,340
Income from direct financing leases	154,976	143,662	309,511	157,057
Interest income	1,216	60,526	2,035	98,622
Investment management fee income	470	504	963	1,111
Total revenues	464,439	488,125	923,450	819,253

Costs and expenses:
Interest expense	103,225	105,129	207,793	213,705
Depreciation and amortization	87,924	89,814	176,165	180,996
Operating	70,087	46,615	137,436	93,460
General and administrative	14,812	34,872	34,914	56,824
Total costs and expenses	276,048	276,430	556,308	544,985

Other income, net	1,028	7,518	1,464	17,827

Income before income taxes and equity income from unconsolidated joint ventures	189,419	219,213	368,606	292,095
Income taxes	(176)	(248)	533	(285)
Equity income from unconsolidated joint ventures	15,732	14,950	29,407	15,748
Income from continuing operations	204,975	233,915	398,546	307,558

Discontinued operations:
Income before gain on sales of real estate, net of income taxes	—	337	137	678
Gain on sales of real estate, net of income taxes	—	—	2,856	—
Total discontinued operations	—	337	2,993	678

Net income	204,975	234,252	401,539	308,236
Noncontrolling interests’ share in earnings	(2,951)	(5,493)	(6,135)	(9,384)
Net income attributable to HCP, Inc.	202,024	228,759	395,404	298,852
Preferred stock dividends	—	(5,283)	(17,006)	(10,566)
Participating securities’ share in earnings	(557)	(483)	(1,674)	(1,347)
Net income applicable to common shares	$201,467	$222,993	$376,724	$286,939

Basic earnings per common share:
Continuing operations	$0.48	$0.55	$0.90	$0.74
Discontinued operations	—	—	0.01	—
Net income applicable to common shares	$0.48	$0.55	$0.91	$0.74
Diluted earnings per common share:
Continuing operations	$0.48	$0.55	$0.90	$0.73
Discontinued operations	—	—	—	—
Net income applicable to common shares	$0.48	$0.55	$0.90	$0.73
Weighted average shares used to calculate earnings per common share:
Basic	420,468	406,193	415,243	389,249
Diluted	421,671	411,710	416,666	391,100

Dividends declared per common share	$0.50	$0.48	$1.00	$0.96

See accompanying Notes to Condensed Consolidated Financial Statements.

HCP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income	$204,975	$234,252	$401,539	$308,236

Other comprehensive income (loss):
Unrealized gains (losses) on securities	(961)	1,331	343	1,331
Change in net unrealized gains (losses) on cash flow hedges:
Unrealized losses	(1,056)	(1,368)	(780)	(1,041)
Reclassification adjustment realized in net income	90	95	179	(1,218)
Change in Supplemental Executive Retirement Plan obligation	45	32	90	66
Foreign currency translation adjustment	(155)	85	47	266
Total other comprehensive income (loss)	(2,037)	175	(121)	(596)

Total comprehensive income	202,938	234,427	401,418	307,640
Total comprehensive income attributable to noncontrolling interests	(2,951)	(5,493)	(6,135)	(9,384)
Total comprehensive income attributable to HCP, Inc.	$199,987	$228,934	$395,283	$298,256

See accompanying Notes to Condensed Consolidated Financial Statements.

HCP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

(Unaudited)

						Cumulative	Accumulated
					Additional	Dividends	Other	Total	Total
	Preferred Stock		Common Stock		Paid-In	In Excess	Comprehensive	Stockholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Of Earnings	Income (Loss)	Equity	Interests	Equity
January 1, 2012	11,820	$285,173	408,629	$408,629	$9,383,536	$(1,024,274)	$(19,582)	$9,033,482	$187,140	$9,220,622
Net income	—	—	—	—	—	395,404	—	395,404	6,135	401,539
Other comprehensive income	—	—	—	—	—	—	(121)	(121)	—	(121)
Preferred stock redemption	(11,820)	(285,173)	—	—	—	(10,327)	—	(295,500)	—	(295,500)
Issuance of common stock, net	—	—	18,912	18,912	737,145	—	—	756,057	(2,273)	753,784
Repurchase of common stock	—	—	(189)	(189)	(7,678)	—	—	(7,867)	—	(7,867)
Exercise of stock options	—	—	2,050	2,050	35,170	—	—	37,220	—	37,220
Amortization of deferred compensation	—	—	—	—	11,407	—	—	11,407	—	11,407
Preferred dividends	—	—	—	—	—	(6,679)	—	(6,679)	—	(6,679)
Common dividends ($1.00 per share)	—	—	—	—	—	(416,173)	—	(416,173)	—	(416,173)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(7,778)	(7,778)
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	873	873
Purchase of noncontrolling interests	—	—	—	—	—	—	—	—	(388)	(388)
June 30, 2012	—	$—	429,402	$429,402	$10,159,580	$(1,062,049)	$(19,703)	$9,507,230	$183,709	$9,690,939

						Cumulative	Accumulated
					Additional	Dividends	Other	Total	Total
	Preferred Stock		Common Stock		Paid-In	In Excess	Comprehensive	Stockholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Of Earnings	Income (Loss)	Equity	Interests	Equity
January 1, 2011	11,820	$285,173	370,925	$370,925	$8,089,982	$(775,476)	$(13,237)	$7,957,367	$188,680	$8,146,047
Net income	—	—	—	—	—	298,852	—	298,852	9,384	308,236
Other comprehensive loss	—	—	—	—	—	—	(596)	(596)	—	(596)
Issuance of common stock, net	—	—	35,691	35,691	1,236,276	—	—	1,271,967	(2,599)	1,269,368
Repurchase of common stock	—	—	(131)	(131)	(4,678)	—	—	(4,809)	—	(4,809)
Exercise of stock options	—	—	635	635	16,381	—	—	17,016	—	17,016
Amortization of deferred compensation	—	—	—	—	10,205	—	—	10,205	—	10,205
Preferred dividends	—	—	—	—	—	(10,566)	—	(10,566)	—	(10,566)
Common dividends ($0.96 per share)	—	—	—	—	—	(374,349)	—	(374,349)	—	(374,349)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(7,166)	(7,166)
Noncontrolling interest in acquired assets	—	—	—	—	—	—	—	—	1,500	1,500
Purchase of noncontrolling interests	—	—	—	—	(19,559)	—	—	(19,559)	(14,059)	(33,618)
June 30, 2011	11,820	$285,173	407,120	$407,120	$9,328,607	$(861,539)	$(13,833)	$9,145,528	$175,740	$9,321,268

See accompanying Notes to Condensed Consolidated Financial Statements.

HCP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$401,539	$308,236
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate, in-place lease and other intangibles:
Continuing operations	176,165	180,996
Discontinued operations	35	476
Amortization of above and below market lease intangibles, net	(1,322)	(2,093)
Amortization of deferred compensation	11,407	10,205
Amortization of deferred financing costs, net	8,459	18,402
Straight-line rents	(21,787)	(32,912)
Loan and direct financing lease interest accretion	(48,159)	(41,858)
Deferred rental revenues	1,169	(1,077)
Equity income from unconsolidated joint ventures	(29,407)	(15,748)
Distributions of earnings from unconsolidated joint ventures	1,878	1,569
Gain on sales of real estate	(2,856)	—
Gain upon settlement of loans receivable	—	(22,812)
Gain upon consolidation of joint venture	—	(7,769)
Derivative gains, net	(52)	(3,308)
Changes in:
Accounts receivable, net	708	8,822
Other assets	(8,188)	(4,010)
Accounts payable and accrued liabilities	(6,038)	35,696
Net cash provided by operating activities	483,551	432,815
Cash flows from investing activities:
Cash used in the HCR ManorCare Acquisition, net of cash acquired	—	(3,801,624)
Cash used in the HCP Ventures II purchase, net of cash acquired	—	(135,550)
Other acquisitions and development of real estate	(62,860)	(148,032)
Leasing costs and tenant and capital improvements	(27,112)	(20,940)
Proceeds from sales of real estate, net	7,238	—
Purchase of an interest in unconsolidated joint ventures	—	(95,000)
Distributions in excess of earnings from unconsolidated joint ventures	1,529	1,558
Principal repayments on loans receivable	4,508	303,720
Investments in loans receivable	(20,757)	(360,932)
Increase in restricted cash	(1,229)	(7,851)
Purchase of marketable securities	(214,859)	—
Net cash used in investing activities	(313,542)	(4,264,651)
Cash flows from financing activities:
Net repayments under bank line of credit	(238,985)	—
Repayments of mortgage and other debt	(42,538)	(141,684)
Issuance of senior unsecured notes	450,000	2,400,000
Repayment of senior unsecured notes	(250,000)	—
Deferred financing costs	(10,236)	(42,852)
Preferred stock redemption	(295,500)	—
Net proceeds from the issuance of common stock and exercise of options	783,137	1,281,575
Dividends paid on common and preferred stock	(422,852)	(384,915)
Issuance (purchase) of noncontrolling interests	873	(33,618)
Distributions to noncontrolling interests	(7,778)	(7,166)
Net cash provided by (used in) financing activities	(33,879)	3,071,340
Net increase (decrease) in cash and cash equivalents	136,130	(760,496)
Cash and cash equivalents, beginning of period	33,506	1,036,701
Cash and cash equivalents, end of period	$169,636	$276,205

See accompanying Notes to Condensed Consolidated Financial Statements.

HCP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)         Business

HCP, Inc., an S&P 500 company, together with its consolidated entities (collectively, “HCP” or the “Company”), invests primarily in real estate serving the healthcare industry in the United States (“U.S.”). The Company is a Maryland corporation and was organized to qualify as a self-administered real estate investment trust (“REIT”) in 1985. The Company is headquartered in Long Beach, California, with offices in Nashville, Tennessee and San Francisco, California. The Company acquires, develops, leases, manages and disposes of healthcare real estate, and provides financing to healthcare providers. The Company’s portfolio is comprised of investments in the following five healthcare segments: (i) senior housing, (ii) post-acute/skilled nursing, (iii) life science, (iv) medical office and (v) hospital. The Company makes investments within the healthcare segments using the following five investment products: (i) properties under lease, (ii) debt investments, (iii) developments and redevelopments, (iv) investment management and (v) RIDEA, which represents investments in senior housing operations utilizing the structure permitted by the Housing and Economic Recovery Act of 2008.

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

The condensed consolidated financial statements include the accounts of HCP, its wholly-owned subsidiaries and joint ventures or variable interest entities (“VIEs”) that it controls through voting rights or other means. Intercompany transactions and balances have been eliminated upon consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been included. Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The accompanying unaudited interim financial information should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”).

Certain amounts in the Company’s condensed consolidated financial statements have been reclassified for prior periods to conform to the current period presentation. Assets sold or held for sale and associated liabilities have been reclassified on the condensed consolidated balance sheets and the related operating results reclassified from continuing to discontinued operations on the condensed consolidated income statements (see Note 5). Facility-level revenues from 21 senior housing communities that are in a RIDEA structure are presented in resident fees and services on the condensed consolidated income statements; all facility-level resident fee and service revenue previously reported in rental and related revenues has been reclassified to resident fees and services (see Note 12 for additional information regarding the 21 RIDEA facilities).

Foreign Currency Translation and Transactions

Assets and liabilities denominated in foreign currencies that are translated into U.S. dollars use exchange rates in effect at the end of the period, and revenues and expenses denominated in foreign currencies that are translated into U.S. dollars use average rates of exchange in effect during the related period. Gains or losses resulting from translation are included in accumulated other comprehensive income, a component of stockholders’ equity on the condensed consolidated balance sheets. Gains or losses resulting from foreign currency transactions are translated into U.S. dollars at the rates of exchange prevailing at the dates of the transactions. The effects of transaction gains or losses are included in other income, net in the condensed consolidated statements of income.

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

(1)          At closing, the Company recognized a gain of approximately $23 million, included in interest income, which represented the fair value of the Company’s existing mezzanine and mortgage loan investments in HCR ManorCare in excess of its carrying value on the acquisition date.

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

The assets and liabilities of the Company’s investments related to HCR ManorCare and the related results of operations are included in the condensed consolidated financial statements from the April 7, 2011 acquisition date. The Company recognized revenues and earnings from its investments related to HCR ManorCare of $143 million and $158 million, respectively, for the three months ended June 30, 2012, and $285 million and $313 million, respectively, for the six months ended June 30, 2012. The Company recognized revenues and earnings from its investments related to HCR ManorCare of $130 million and $145 million, respectively, for both the three and six months ended June 30, 2011.

See Note 8 for additional information regarding the Company’s investment related to HCR ManorCare.

Pro Forma Results of Operations

The following unaudited pro forma consolidated results of operations assume that the HCR ManorCare Acquisition, including the Company’s equity interest in HCR ManorCare, was completed as of January 1, 2011 (in thousands, except per share amounts):

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Revenues	$472,186	$911,959
Net income	219,335	409,372
Net income applicable to HCP, Inc.	213,842	399,988

Basic earnings per common share	$0.51	$0.96
Diluted earnings per common share	0.51	0.96

(4)         Other Real Estate Property Investments

A summary of real estate acquisitions for the six months ended June 30, 2012 follows (in thousands):

	Consideration		Assets Acquired
Segment	Cash Paid	Noncontrolling Interest	Real Estate	Net Intangibles
Life science	$7,970	$80	$7,580	$470
Hospital	3,000	—	3,000	—
	$10,970	$80	$10,580	$470

During the six months ended June 30, 2012, the Company funded an aggregate of $79 million for construction, tenant and other capital improvement projects, primarily in its life science and medical office segments.

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

(5)   Dispositions of Real Estate and Discontinued Operations

During the first quarter of 2012, the Company sold a medical office building for $7 million.

The following table summarizes operating income from discontinued operations (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Rental and related revenues	$—	$581	$246	$1,158

Depreciation and amortization expenses	—	238	35	476
Operating expenses	—	6	2	7
Other (income) expense, net	—	—	72	(3)
Income, net of income taxes	$—	$337	$137	$678
Gain on sales of real estate, net of income taxes	$—	$—	$2,856	$—

Number of properties included in discontinued operations	—	4	1	4

(6)         Net Investment in Direct Financing Leases

On April 7, 2011, the Company completed the acquisition of 334 HCR ManorCare properties subject to a single master lease that the Company classified as a direct financing lease (“DFL”). See discussion of the HCR ManorCare Acquisition in Note 3.

The components of net investment in DFLs consisted of the following (dollars in thousands):

	June 30,	December 31,
	2012	2011
Minimum lease payments receivable(1)	$25,483,105	$25,744,161
Estimated residual values	4,010,514	4,010,514
Less unearned income	(22,688,690)	(23,026,898)
Net investment in direct financing leases	$6,804,929	$6,727,777
Properties subject to direct financing leases	361	361

(1)          The minimum lease payments receivable are primarily attributable to HCR ManorCare ($24.3 billion and $24.5 billion at June 30, 2012 and December 31, 2011, respectively). The triple-net master lease with HCR ManorCare provides for annual rent of $489 million beginning April 1, 2012. The rent increases by 3.5% per year over the next four years and by 3% for the remaining portion of the initial lease term. The properties are grouped into four pools, and HCR ManorCare has a one-time extension option for each pool with rent increased for the first year of the extension option to the greater of fair market rent or a 3% increase over the rent for the prior year. Including the extension options, which the Company determined to be bargain renewal options, the four leased pools had total initial available terms ranging from 23 to 35 years.

Certain of the non-HCR ManorCare leases contain provisions that allow the tenants to elect to purchase the properties during or at the end of the lease terms for the aggregate initial investment amount plus adjustments, if any, as defined in the lease agreements. Certain leases also permit the Company to require the tenants to purchase the properties at the end of the lease terms.

(7)   Loans Receivable

The following table summarizes the Company’s loans receivable (in thousands):

	June 30, 2012			December 31, 2011
	Real Estate Secured	Other Secured	Total	Real Estate Secured	Other Secured	Total
Mezzanine	$—	$83,282	$83,282	$—	$90,148	$90,148
Other	57,258	—	57,258	35,643	—	35,643
Unamortized discounts, fees and costs	(521)	(1,088)	(1,609)	(1,040)	(1,088)	(2,128)
Allowance for loan losses	—	(13,410)	(13,410)	—	(13,410)	(13,410)
	$56,737	$68,784	$125,521	$34,603	$75,650	$110,253

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

As part of a March 2012 agreement (the “2012 Agreement”) between Delphis, certain past and current principals of Delphis and the Cirrus Group, LLC (the “Guarantors”), and the Company, the Company agreed, among other things, to allow the distribution of $1.5 million to certain of the Guarantors from funds generated from sales of assets that were pledged as additional collateral for this loan. In consideration of this distribution, among other things, the Company received cash of $4.9 million (including funds that had been escrowed from past sales of the Guarantors’ collateral) and the assignment of certain rights to general and limited partnership interests (including the release of claims by such entities). Further, the Company, as part of the 2012 Agreement, agreed to provide financial incentives to the Borrower regarding the liquidation of the primary collateral assets for this loan.

The Company valued the cash payments and other consideration received through the 2012 Agreement (after reducing the consideration by $0.5 million for related legal expenses) at $6.9 million, which the Company applied to the carrying value of the loan, reducing the balance to $68.8 million as of June 30, 2012 from its balance of $75.7 million as of December 31, 2011. During the six months ended June 30, 2011, the Company received cash payments from the Borrower of $1.2 million. At June 30, 2012, the Company believes that the fair value of the collateral supporting this loan is in excess of the loan’s carrying value.

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

In accordance with the accounting guidance applicable to acquisitions of the partner’s ownership interests that result in consolidation of previously unconsolidated entities, the Company recorded all of the assets and liabilities of HCP Ventures II at their fair values as of the January 14, 2011 acquisition date. The Company utilized relevant market data and valuation techniques to determine the acquisition date fair value for HCP Ventures II. Relevant market data and valuation techniques included, but were not limited to, market data comparables for capitalization and discount rates, credit spreads, property specific building cost information and cash flow assumptions. The market data comparables utilized in the Company’s valuation model were based on information that it believes to be within a reasonable range of the then current market transactions.

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

Summary of Unconsolidated Joint Venture Information

The Company owns interests in the following entities that are accounted for under the equity method at June 30, 2012 (dollars in thousands):

Entity(1)	Properties/Segment	Investment(2)	Ownership%
HCR ManorCare	post-acute/skilled nursing operations	$96,370	9.4(3)
HCP Ventures III, LLC	13 medical office	8,012	30
HCP Ventures IV, LLC	54 medical office and 4 hospital	33,964	20
HCP Life Science(4)	4 life science	66,883	50-63
Horizon Bay Hyde Park, LLC	1 senior housing	6,964	72
Suburban Properties, LLC	1 medical office	7,485	67
Advances to unconsolidated joint ventures, net		199
		$219,877

Edgewood Assisted Living Center, LLC	1 senior housing	$(406)	45
Seminole Shores Living Center, LLC	1 senior housing	(649)	50
		$(1,055)

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

(3)	Presented after adjusting the Company’s 9.9% ownership rate for the dilution of certain of HCR ManorCare’s employee equity awards. See HCR ManorCare Acquisition discussion in Note 3.
(4)

Includes three unconsolidated joint ventures between the Company and an institutional capital partner for which the Company is the managing member. HCP Life Science includes the following partnerships: (i) Torrey Pines Science Center, LP (50%); (ii) Britannia Biotech Gateway, LP (55%); and (iii) LASDK, LP (63%).

Summarized combined financial information for the Company’s unconsolidated joint ventures follows (in thousands):

	June 30,	December 31,
	2012	2011
Real estate, net	$3,769,676	$3,806,187
Goodwill	2,736,400	2,736,400
Other assets, net	3,029,772	3,061,290
Total assets	$9,535,848	$9,603,877

Capital lease obligations and other debt	$6,037,500	$5,976,500
Mortgage debt	890,488	895,243
Accounts payable	946,177	1,083,581
Other partners’ capital	1,476,857	1,465,536
HCP’s capital(1)	184,826	183,017
Total liabilities and partners’ capital	$9,535,848	$9,603,877

(1)          The combined basis difference of the Company’s investments in these joint ventures of $34 million, as of June 30, 2012, is primarily attributable to goodwill, real estate, capital lease obligations, deferred tax assets and lease related net intangibles.

	Three Months Ended June 30,(1)		Six Months Ended June 30,(1)
	2012	2011(2)	2012	2011(2)
Total revenues	$1,093,873	$1,032,420	$2,138,519	$1,059,309
Net income (loss)	16,124	(26,439)	17,267	(26,062)
HCP’s share in earnings (3)	15,732	14,950	29,407	15,748
Fees earned by HCP	470	504	963	1,111
Distributions received by HCP	1,278	2,158	3,407	3,127

(1)          Beginning April 7, 2011, includes the financial information of HCR ManorCare, in which the Company acquired an interest for $95 million that represented a 9.9% equity interest at closing.

(2)          Includes the financial information of HCP Ventures II, which was consolidated on January 14, 2011.

(3)          The Company’s joint venture interest in HCR ManorCare is accounted for using the equity method and results in an ongoing reduction of DFL income, proportional to HCP’s ownership in HCR ManorCare. The Company recorded a reduction of $14.8 million and $29.5 million for the three and six months ended June 30, 2012, respectively, and a reduction of $13.3 million for both the three and six months ended June 30, 2011. Further, the Company’s share of earnings from HCR ManorCare (equity income) increases for the corresponding reduction of related lease expense recognized at the HCR ManorCare level.

(9)         Intangibles

At June 30, 2012 and December 31, 2011, intangible lease assets, comprised of lease-up intangibles, above market tenant lease intangibles, below market ground lease intangibles and intangible assets related to non-compete agreements, were $560.9 million and $574.0 million, respectively. At June 30, 2012 and December 31, 2011, the accumulated amortization of intangible assets was $213.2 million and $200.2 million, respectively.

At June 30, 2012 and December 31, 2011, intangible lease liabilities, comprised of below market lease intangibles and above market ground lease intangible liabilities were $205.6 million and $219.6 million, respectively. At June 30, 2012 and December 31, 2011, the accumulated amortization of intangible liabilities was $90.7 million and $95.5 million, respectively.

(10) Other Assets

The Company’s other assets consisted of the following (in thousands):

	June 30,	December 31,
	2012	2011
Straight-line rent assets, net of allowance of $34,822 and $34,457, respectively	$287,590	$266,620
Marketable debt securities(1)	214,860	—
Leasing costs, net	93,524	92,288
Deferred financing costs, net	38,139	35,649
Goodwill	50,346	50,346
Marketable equity securities	17,396	17,053
Other(2)	33,137	23,502
Total other assets	$734,992	$485,458

(1)          Represents £136.8 million translated into U.S. dollars as of June 30, 2012.

(2)          Includes a $5.4 million allowance for losses related to accrued interest receivable on the Delphis loan, which accrued interest is included in other assets. At both June 30, 2012 and December 31, 2011, the carrying value of interest accrued related to the Delphis loan was zero. See Note 7 for additional information about the Delphis loan and the related impairment.

On June 28, 2012, the Company purchased senior unsecured notes with an aggregate par value of £138.5 million at a discount for £136.8 million ($214.9 million). The notes are issued by Elli Investments Limited, a subsidiary of Terra Firma, a European private equity firm, as part of its financing for the acquisition of Four Seasons Health Care, an elderly and specialist care provider in the United Kingdom. The notes mature in June 2020 and are non-callable until June 2016. The notes bear interest on their par value at a fixed rate of 12.25% per annum, with an original discount resulting in a yield to maturity of 12.5%. This investment is match funded by an equivalent GBP denominated unsecured term loan that is discussed in Note 11. These marketable debt securities are classified as held-to-maturity and had a carrying value of $214.9 million at June 30, 2012.

The marketable equity securities are classified as available-for-sale and had a fair value and adjusted cost basis of $17.4 million and $17.1 million, respectively, at June 30, 2012. At December 31, 2011, the fair value and adjusted cost basis of the marketable equity securities were both $17.1 million.

(11) Debt

Bank Line of Credit

On March 27, 2012, the Company executed an amendment to its existing $1.5 billion unsecured revolving line of credit facility (the “Facility”).  This amendment reduces the cost to the Company of the Facility (lower borrowing rate and facility fee) and extends the Facility’s maturity by one additional year to March 2016. The Facility contains a one-year extension option. Borrowings under this Facility accrue interest at LIBOR plus a margin that depends on the Company’s debt ratings. The Company pays a facility fee on the entire revolving commitment that depends upon its debt ratings. Based on the Company’s debt ratings at June 30, 2012, the margin on the Facility was 1.075%, and the facility fee was 0.175%. The Company has the right to increase the commitments under the Facility by an aggregate amount of up to $500 million, subject to customary conditions. At June 30, 2012, the Company had ₤137 million ($215 million) outstanding under this Facility with a weighted average effective interest rate of 2.07%, which was repaid in full on July 30, 2012 with proceeds from the Company’s unsecured term loan discussed below.

The Facility contains certain financial restrictions and other customary requirements, including cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the agreement (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit the ratio of Secured Debt to Consolidated Total Asset Value to 30%, (iii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 60%, (iv) require a minimum Fixed Charge Coverage ratio of 1.5 times and (v) require a formula-determined Minimum Consolidated Tangible Net Worth of $8.3 billion at June 30, 2012. At June 30, 2012, the Company was in compliance with each of these restrictions and requirements of the Facility.

Term Loan

On July 30, 2012, the Company entered into a credit agreement with a syndicate of banks for a £137 million four-year unsecured term loan (the “Loan”) that accrues interest at a rate of GBP LIBOR plus 1.20%, based on the Company’s current debt ratings. Concurrent with the closing of the Loan, the Company entered into a four-year interest rate swap agreement that fixes the rate of the Loan at 1.81%, subject to adjustments based on the Company’s credit ratings. The Loan contains a one-year committed extension option and similar covenants to those in the Facility.

Senior Unsecured Notes

At June 30, 2012, the Company had senior unsecured notes outstanding with an aggregate principal balance of $5.6 billion. At June 30, 2012, interest rates on the notes ranged from 1.37% to 7.07% with a weighted average effective interest rate of 5.51% and a weighted average maturity of 6.17 years. Discounts and premiums are amortized to interest expense over the term of the related senior unsecured notes. The senior unsecured notes contain certain covenants including limitations on debt, cross-acceleration provisions and other customary terms. The Company believes it was in compliance with these covenants at June 30, 2012.

On July 23, 2012, the Company issued $300 million of 3.15% senior unsecured notes due in 2022. The notes were priced at 98.888% of the principal amount with an effective yield to maturity of 3.28%; net proceeds from the offering were $294 million.

On June 25, 2012, the Company repaid $250 million of maturing senior unsecured notes, which accrued interest at a rate of 6.45%. The senior unsecured notes were repaid with proceeds from the Company’s June 2012 common stock offering.

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

Mortgage Debt

At June 30, 2012, the Company had $1.7 billion in aggregate principal amount of mortgage debt outstanding that is secured by 135 healthcare facilities (including redevelopment properties) with a carrying value of $2.2 billion. At June 30, 2012, interest rates on the mortgage debt ranged from 1.54% to 8.72% with a weighted average effective interest rate of 6.14% and a weighted average maturity of 3.93 years.

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

Other Debt

At June 30, 2012, the Company had $84 million of non-interest bearing life care bonds at two of its continuing care retirement communities and non-interest bearing occupancy fee deposits at two of its senior housing facilities, all of which were payable to certain residents of the facilities (collectively, “Life Care Bonds”). At June 30, 2012, $28 million of the Life Care Bonds were refundable to the residents upon the resident moving out or to their estate upon death, and $56 million of the Life Care Bonds were refundable after the unit is successfully remarketed to a new resident.

Debt Maturities

The following table summarizes the Company’s stated debt maturities and scheduled principal repayments at June 30, 2012 (in thousands):

Year	Bank Line of Credit		Senior Unsecured Notes	Mortgage Debt	Total(1)
2012 (Six months)	$—		$—	$28,148	$28,148
2013	—		550,000	367,374	917,374
2014	—		487,000	183,758	670,758
2015	—		400,000	302,102	702,102
2016	215,015	(2)	900,000	285,586	1,400,601
Thereafter	—		3,300,000	572,687	3,872,687
	215,015		5,637,000	1,739,655	7,591,670
(Discounts) and premiums, net	—		(21,021)	(12,711)	(33,732)
	$215,015		$5,615,979	$1,726,944	$7,557,938

(1)              Excludes $84 million of other debt that represents the Life Care Bonds that have no scheduled maturities.

(2)              Represents £137 million obligation under the Facility translated into U.S. dollars as of June 30, 2012. This amount was repaid in full on July 30, 2012 with proceeds from the Company’s unsecured term loan.

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

The following table provides information regarding the Company’s concentration with respect to certain operators; the information provided is presented for the gross assets and revenues that are associated with certain operators as percentages of the respective segment’s and total Company’s gross assets and revenues:

Segment Concentrations:

	Percentage of Senior Housing Gross Assets		Percentage of Senior Housing Revenues		Percentage of Senior Housing Revenues
	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
Senior Housing Operators	2012	2011	2012	2011	2012	2011
HCR ManorCare(1)	14%	14%	12%	12%	12%	7%
Brookdale(2)	15	16	16	14	16	14
Emeritus	18	18	20	24	20	25
Sunrise(3)	22	22	15	19	15	22

	Percentage of Post-Acute/ Skilled Nursing Gross Assets		Percentage of Post-Acute/ Skilled Nursing Revenues		Percentage of Post-Acute/ Skilled Nursing Revenues
	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
Post-Acute/Skilled Nursing Operators	2012	2011	2012	2011	2012	2011
HCR ManorCare(1)	90%	94%	93%	76%	93%	73%

Total Company Concentrations:

	Percentage of Total Company Gross Assets		Percentage of Total Company Revenues		Percentage of Total Company Revenues
	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
Operators	2012	2011	2012	2011	2012	2011
HCR ManorCare(1)	35%	35%	31%	32%	31%	23%
Brookdale(2)	5	5	5	4	5	4
Emeritus	6	6	7	6	7	8
Sunrise(3)	7	7	5	5	5	6

(1)              On April 7, 2011, the Company completed the acquisition of HCR ManorCare’s real estate assets, which included the settlement of the Company’s HCR ManorCare debt investments, see Notes 3 and 7 for additional information.

(2)              As of June 30, 2012 and December 31, 2011, Brookdale percentages exclude $685.5 and $682.7 million, respectively, of senior housing assets related to 21 senior housing facilities that Brookdale operates on the Company’s behalf under a RIDEA structure. Assuming that these assets were attributable to Brookdale, the percentage of segment and total assets for Brookdale would be 27% and 9% respectively, as of both June 30, 2012 and December 31, 2011. For the three and six months ended June 30, 2012, Brookdale percentages exclude $35.6 million and $70.7 million, respectively, of senior housing revenues related to these facilities. Assuming that these revenues were attributable to Brookdale, the percentage of segment and total revenues for Brookdale would be 39% and 13% respectively, for both the three months and six months ended June 30, 2012.

(3)              Certain of the Company’s properties are leased to tenants who have entered into management contracts with Sunrise to operate the respective property on their behalf. The Company’s concentration of gross assets includes properties directly leased to Sunrise and properties that are managed by Sunrise on behalf of third party tenants.

On September 1, 2011, the Company completed a strategic venture with Brookdale that includes the operation of 37 HCP-owned senior living communities previously leased to or operated by Horizon Bay Retirement Living (“Horizon Bay”). As part of this transaction, Brookdale acquired Horizon Bay and: (i) assumed an existing triple-net lease for nine HCP communities; (ii) entered into a new triple-net lease related to four HCP communities; (iii) assumed Horizon Bay’s management of three HCP communities, one of which was developed by HCP; and (iv) entered into management contracts and a joint venture agreement for a 10% interest in the real estate and operations for 21 of the Company’s communities that are in a RIDEA structure. Concurrent with these transactions, the Company purchased $22.4 million of Brookdale’s common stock in June 2011 (see Note 10 for additional information regarding these marketable equity securities).

Under the provisions of RIDEA, a REIT may lease “qualified healthcare properties” on an arm’s length basis to a taxable REIT subsidiary if the property is operated on behalf of such subsidiary by a person who qualifies as an “eligible independent contractor.” The three months ended June 30, 2012 include $35.6 million and $22.7 million in revenues and operating expenses, respectively, and the six months ended June 30, 2012 include $70.7 million and $43.4 million in revenues and operating expenses, respectively, as a result of reflecting the facility-level results for the 21 RIDEA facilities operated by Brookdale beginning September 1, 2011.

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

Credit Enhancement Guarantee

Certain of the Company’s senior housing facilities serve as collateral for $120 million of debt (maturing May 1, 2025) that is owed by a previous owner of the facilities. This indebtedness is guaranteed by the previous owner who has an investment grade credit rating. These senior housing facilities, which are classified as DFLs, had a carrying value of $372 million as of June 30, 2012.

(13) Equity

Preferred Stock

On April 23, 2012, the Company redeemed all of its outstanding preferred stock consisting of 4,000,000 shares of its 7.25% Series E and the 7,820,000 shares of its 7.10% Series F preferred stock. The shares of Series E and Series F preferred stock were redeemed at a price of $25.00 per share, or $295.5 million in aggregate, plus all accrued and unpaid dividends to the redemption date. As a result of the redemption, which was announced on March 22, 2012, the Company incurred a charge of $10.4 million related to the original issuance costs of the preferred stock (this charge is presented as an additional preferred stock dividend in the Company’s consolidated income statements).

On January 26, 2012, the Company announced that its Board declared a quarterly cash dividend of $0.45313 per share on its Series E cumulative redeemable preferred stock and $0.44375 per share on its Series F cumulative redeemable preferred stock. These dividends were paid on March 30, 2012 to stockholders of record as of the close of business on March 15, 2012.

Common Stock

The following table lists the common stock cash dividends paid and declared by the Company in 2012:

Declaration Date	Record Date	Amount Per Share	Dividend Payable Date
January 26	February 6	$0.50	February 22
April 26	May 7	0.50	May 22
July 26	August 6	0.50	August 21

In June 2012, the Company completed a $376 million offering of 8.97 million shares of common stock at a price of $41.88 per share, which proceeds were primarily used to repay $250 million of maturing senior unsecured notes, which accrued interest at a rate of 6.45%.

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

The following is a summary of the Company’s other common stock issuances (shares in thousands):

	Six Months Ended June 30,
	2012	2011
Dividend Reinvestment and Stock Purchase Plan	501	968
Conversion of DownREIT units(1)	67	30
Exercise of stock options	2,050	635
Vesting of restricted stock units(2)	378	228

(1)          Non-managing member LLC units.

(2)          Issued under the Company’s 2006 Performance Incentive Plan.

Accumulated Other Comprehensive Income (Loss)

The following is a summary of the Company’s accumulated other comprehensive loss (in thousands):

	June 30,	December 31,
	2012	2011
Unrealized gains on available for sale securities	$343	$—
Unrealized losses on cash flow hedges, net	(16,313)	(15,712)
Supplemental Executive Retirement Plan minimum liability	(2,704)	(2,794)
Cumulative foreign currency translation adjustment	(1,029)	(1,076)
Total accumulated other comprehensive loss	$(19,703)	$(19,582)

Noncontrolling Interests

At June 30, 2012, there were 4.1 million DownREIT units outstanding in five LLCs, for which the Company is the managing member. At June 30, 2012, the carrying and fair values of these DownREIT units were $167.9 million and $257.2 million, respectively.

(14) Segment Disclosures

The Company evaluates its business and makes resource allocations based on its five business segments: (i) senior housing, (ii) post-acute/skilled nursing, (iii) life science, (iv) medical office and (v) hospital. Under the senior housing, post-acute/skilled nursing, life science and hospital segments, the Company invests or co-invests primarily in single operator or tenant properties, through the acquisition and development of real estate, management of operations and by debt issued by operators in these sectors. Under the medical office segment, the Company invests or co-invests through the acquisition and development of medical office buildings (“MOBs”) that are leased under gross, modified gross or triple-net leases, generally to multiple tenants, and which generally require a greater level of property management. The accounting policies of the segments are the same as those described in Note 2 to the Consolidated Financial Statements for the year ended December 31, 2011 in the Company’s Annual Report on Form 10-K filed with the SEC. There were no intersegment sales or transfers during the six months ended June 30, 2012 and 2011. The Company evaluates performance based upon property net operating income from continuing operations (“NOI”), adjusted NOI and interest income of the combined investments in each segment.

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

Summary information for the reportable segments follows (in thousands):

For the three months ended June 30, 2012:

Segments	Rental Revenues(1)	Resident Fees and Services	Interest Income	Investment Management Fee Income	Total Revenues	NOI(2)	Adjusted NOI(2)
Senior housing	$116,445	$35,569	$527	$—	$152,541	$128,570	$116,509
Post-acute/skilled	134,677	—	427	—	135,104	134,505	116,833
Life science	72,545	—	—	1	72,546	58,990	55,735
Medical office	80,905	—	—	469	81,374	48,926	47,682
Hospital	22,612	—	262	—	22,874	21,675	21,154
Total	$427,184	$35,569	$1,216	$470	$464,439	$392,666	$357,913

For the three months ended June 30, 2011:

Segments	Rental Revenues(1)	Resident Fees and Services	Interest Income	Investment Management Fee Income	Total Revenues	NOI(2)	Adjusted NOI(2)
Senior housing	$128,862	$835	$7	$—	$129,704	$128,927	$113,664
Post-acute/skilled	123,545	—	60,189	—	183,734	123,491	106,055
Life science	71,527	—	—	1	71,528	58,937	53,136
Medical office	80,037	—	—	503	80,540	48,058	46,533
Hospital	22,289	—	330	—	22,619	21,067	20,442
Total	$426,260	$835	$60,526	$504	$488,125	$380,480	$339,830

For the six months ended June 30, 2012:

Segments	Rental Revenues(1)	Resident Fees and Services	Interest Income	Investment Management Fee Income	Total Revenues	NOI(2)	Adjusted NOI(2)
Senior housing	$232,806	$71,748	$810	$—	$305,364	$259,480	$233,527
Post-acute/skilled	268,672	—	707	—	269,379	268,300	230,002
Life science	144,375	—	—	2	144,377	117,936	114,838
Medical office	160,861	—	—	961	161,822	97,178	94,604
Hospital	41,990	—	518	—	42,508	40,122	39,046
Total	$848,704	$71,748	$2,035	$963	$923,450	$783,016	$712,017

For the six months ended June 30, 2011:

Segments	Rental Revenues(1)	Resident Fees and Services	Interest Income	Investment Management Fee Income	Total Revenues	NOI(2)	Adjusted NOI(2)
Senior housing	$238,372	$3,340	$7	$70	$241,789	$239,957	$211,275
Post-acute/skilled	132,985	—	97,880	—	230,865	132,911	115,153
Life science	143,952	—	—	2	143,954	118,524	106,759
Medical office	159,607	—	—	1,039	160,646	95,593	91,955
Hospital	41,264	—	735	—	41,999	39,075	37,798
Total	$716,180	$3,340	$98,622	$1,111	$819,253	$626,060	$562,940

(1)          Represents rental and related revenues, tenant recoveries, and income from DFLs.

(2)          NOI is a non-GAAP supplemental financial measure used to evaluate the operating performance of real estate. The Company defines NOI as rental and related revenues, including tenant recoveries, resident fees and services, and income from direct financing leases, less property level operating expenses. NOI excludes interest income, investment management fee income, interest expense, depreciation and amortization, general and administrative expenses, litigation settlement, impairments, impairment recoveries, other income, net, income taxes, equity income from and impairments of investments in unconsolidated joint ventures, and discontinued operations. The Company believes NOI provides relevant and useful information because it reflects only income and operating expense items that are incurred at the property level and presents them on an unleveraged basis. Adjusted NOI is calculated as NOI after eliminating the effects of straight-line rents, DFL accretion, amortization of above and below market lease intangibles, and lease termination fees. Adjusted NOI is sometimes referred to as “cash NOI.” The Company uses NOI and adjusted NOI to make decisions about resource allocations and to assess and compare property level performance. The Company believes that net income is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income as defined by GAAP because it does not reflect the aforementioned excluded items. Further, the Company’s definition of NOI may not be comparable to the definition used by other REITs, as those companies may use different methodologies for calculating NOI.

The following is a reconciliation from reported net income to NOI and adjusted NOI (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$204,975	$234,252	$401,539	$308,236
Interest income	(1,216)	(60,526)	(2,035)	(98,622)
Investment management fee income	(470)	(504)	(963)	(1,111)
Interest expense	103,225	105,129	207,793	213,705
Depreciation and amortization	87,924	89,814	176,165	180,996
General and administrative	14,812	34,872	34,914	56,824
Other income, net	(1,028)	(7,518)	(1,464)	(17,827)
Income taxes	176	248	(533)	285
Equity income from unconsolidated joint ventures	(15,732)	(14,950)	(29,407)	(15,748)
Total discontinued operations, net of income taxes	—	(337)	(2,993)	(678)
NOI	392,666	380,480	783,016	626,060
Straight-line rents	(11,860)	(15,612)	(21,787)	(32,912)
DFL accretion	(22,017)	(22,262)	(47,639)	(24,937)
Amortization of above and below market lease intangibles, net	(625)	(1,187)	(1,322)	(2,093)
Lease termination fees	(251)	(1,589)	(399)	(3,178)
NOI adjustments related to discontinued operations	—	—	148	—
Adjusted NOI	$357,913	$339,830	$712,017	$562,940

The Company’s total assets by segment were (in thousands):

	June 30,	December 31,
Segments	2012	2011
Senior housing	$5,956,879	$5,911,352
Post-acute/skilled nursing	5,923,120	5,644,472
Life science	3,915,856	3,886,851
Medical office	2,353,948	2,336,302
Hospital	755,913	757,618
Gross segment assets	18,905,716	18,536,595
Accumulated depreciation and amortization	(1,825,257)	(1,670,511)
Net segment assets	17,080,459	16,866,084
Real estate held for sale, net	—	4,159
Other non-segment assets	709,309	538,232
Total assets	$17,789,768	$17,408,475

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

At June 30, 2012, goodwill of $50 million was allocated to segment assets as follows: (i) senior housing—$31 million, (ii) post-acute/skilled nursing—$3 million, (iii) medical office—$11 million, and (iv) hospital—$5 million.

(15) Earnings Per Common Share

The following table illustrates the computation of basic and diluted earnings per share (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator - Basic
Income from continuing operations	$204,975	$233,915	$398,546	$307,558
Noncontrolling interests’ share in continuing operations	(2,951)	(5,493)	(6,135)	(9,384)
Income from continuing operations applicable to HCP, Inc.	202,024	228,422	392,411	298,174
Preferred stock dividends	—	(5,283)	(17,006)	(10,566)
Participating securities’ share in continuing operations	(557)	(483)	(1,674)	(1,347)
Income from continuing operations applicable to common shares	201,467	222,656	373,731	286,261
Discontinued operations	—	337	2,993	678
Net income applicable to common shares	$201,467	$222,993	$376,724	$286,939

Numerator - Dilutive
Income from continuing operations applicable to common shares	$201,467	$222,656	$373,731	$286,261
Add: distributions on dilutive convertible units	—	1,656	—	—
Dilutive income from continuing operations applicable to common shares	201,467	224,312	373,731	286,261
Discontinued operations	—	337	2,993	678
Dilutive net income available to common shares	$201,467	$224,649	$376,724	$286,939

Denominator
Basic weighted average common shares	420,468	406,193	415,243	389,249
Dilutive potential common shares	1,203	5,517	1,423	1,851
Diluted weighted average common shares	421,671	411,710	416,666	391,100

Basic earnings per common share
Income from continuing operations	$0.48	$0.55	$0.90	$0.74
Discontinued operations	—	—	0.01	—
Net income applicable to common shares	$0.48	$0.55	$0.91	$0.74

Diluted earnings per common share
Income from continuing operations	$0.48	$0.55	$0.90	$0.73
Discontinued operations	—	—	—	—
Net income applicable to common shares	$0.48	$0.55	$0.90	$0.73

Restricted stock and certain of the Company’s performance restricted stock units are considered participating securities, because dividend payments are not forfeited even if the underlying award does not vest, which require the use of the two-class method when computing basic and diluted earnings per share.

Options to purchase approximately 1.0 million and 1.1 million shares of common stock that had an exercise price in excess of the average market price of the Company’s common stock during the three months ended June 30, 2012 and 2011, respectively, were not included in the Company’s earnings per share calculations because they are anti-dilutive. Restricted stock and performance restricted stock units representing 21,000 and 11,000 shares of common stock during the three months ended June 30, 2012 and 2011, respectively, were not included because they are anti-dilutive. Additionally, 5.8 million shares issuable upon conversion of 4.1 million DownREIT units during the three months ended June 30, 2012 were not included because they are anti-dilutive. During the three months ended June 30, 2011, 2.3 million shares issuable upon conversion of 2.3 million DownREIT units were not included because they are anti-dilutive.

(16) Supplemental Cash Flow Information

The following table provides supplemental cash flow information (in thousands):

	Six Months Ended June 30,
	2012	2011
Supplemental cash flow information:
Interest paid, net of capitalized interest	$192,853	$142,940
Income taxes paid	1,682	1,460
Supplemental schedule of non-cash investing activities:
Capitalized interest	13,495	12,538
Accrued construction costs	18,522	8,278
Settlement of loans receivable as consideration for the HCR ManorCare Acquisition	—	1,990,406
Supplemental schedule of non-cash financing activities:
Vesting of restricted stock units	378	228
Cancellation of restricted stock	(4)	(35)
Conversion of non-managing member units into common stock	2,273	2,599
Mortgages included in the consolidation of HCP Ventures II	—	635,182
Mortgages assumed with other real estate acquisitions	—	48,252
Unrealized gains (losses) on available-for-sale securities and derivatives designated as cash flow hedges, net	(437)	290

See additional information regarding supplemental non-cash financing activities related to the HCR ManorCare transaction in Notes 3 and 7, the HCP Ventures II purchase in Note 8 and preferred stock redemption in Note 13.

(17) Variable Interest Entities

Unconsolidated Variable Interest Entities

At June 30, 2012, the Company leased 48 properties to a total of seven VIE tenants and had an additional investment in a loan to a VIE borrower. The Company has determined that it is not the primary beneficiary of these VIEs. The carrying value and classification of the related assets, liabilities and maximum exposure to loss as a result of the Company’s involvement with these VIEs are presented below at June 30, 2012 (in thousands):

VIE Type	Maximum Loss Exposure(1)	Asset/Liability Type	Carrying Amount
VIE tenants—operating leases	$319,995	Lease intangibles, net and straight-line rent receivables	$15,136
VIE tenants—DFLs	1,141,858	Net investment in DFLs	595,644
Loan—senior secured	68,784	Loans receivable, net	68,784

(1)         The Company’s maximum loss exposure related to the VIE tenants represents the future minimum lease payments over the remaining term of the respective leases, which may be mitigated by re-leasing the properties to new tenants. The Company’s maximum loss exposure related to its loan to the VIE represents its current aggregate carrying amount.

As of June 30, 2012, the Company has not provided, and is not required to provide, financial support through a liquidity arrangement or otherwise, to its unconsolidated VIEs, including circumstances in which it could be exposed to further losses (e.g., cash shortfalls).

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

(18) Fair Value Measurements

The following table presents the Company’s fair value measurements of its financial assets and liabilities measured at fair value in the condensed consolidated balance sheets. Recognized gains and losses are recorded in other income, net in the condensed consolidated income statements. During the six months ended June 30, 2012, there were no transfers of financial assets or liabilities within the fair value hierarchy.

The financial assets and liabilities carried at fair value on a recurring basis at June 30, 2012 follow (in thousands):

Financial Instrument	Fair Value	Level 1	Level 2	Level 3
Marketable equity securities	$17,396	$17,396	$—	$—
Interest-rate swap liabilities(1)	(12,903)	—	(12,903)	—
Warrants(1)	1,385	—	—	1,385
	$5,878	$17,396	$(12,903)	$1,385

(1)          Interest rate swap and common stock warrant values are determined based on observable and unobservable market assumptions using standardized derivative pricing models.

(19) Disclosures About Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities are reasonable estimates of fair value because of the short-term maturities of these instruments. Fair value of loans receivable, bank line of credit, mortgage debt and other debt are based on rates currently prevailing for similar instruments with similar maturities. The fair value of the marketable debt securities, interest-rate swaps and warrants were determined based on observable and unobservable market assumptions using standardized pricing models. The fair values of the senior unsecured notes and marketable equity securities were determined based on market quotes.

The table below summarizes the carrying amounts and fair values of the Company’s financial instruments (in thousands):

	June 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Loans receivable, net(2)	$125,521	$125,233	$110,253	$111,073
Marketable debt securities(3)	214,860	214,860	—	—
Marketable equity securities(1)	17,396	17,396	17,053	17,053
Warrants(3)	1,385	1,385	1,334	1,334
Bank line of credit(2)	215,015	215,015	454,000	454,000
Senior unsecured notes(1)	5,615,979	6,198,028	5,416,063	5,819,304
Mortgage debt(2)	1,726,944	1,829,647	1,764,571	1,870,070
Other debt(2)	84,060	84,060	87,985	87,985
Interest-rate swap liabilities(2)	12,903	12,903	12,123	12,123

(1)          Level I: Fair value calculated based on quoted prices in active markets.

(2)          Level II: Fair value based on quoted prices for similar or identical instruments in active or inactive markets, respectively, or calculated utilizing model-derived valuations in which significant inputs or value drivers are observable in active markets.

(3)          Level III: Fair value determined based on significant unobservable market inputs using standardized derivative pricing models.

(20) Derivative Financial Instruments

The following table summarizes the Company’s outstanding interest-rate swap contracts as of June 30, 2012 (dollars in thousands):

Date Entered	Maturity Date	Hedge Designation	Fixed Rate	Floating Rate Index	Notional Amount	Fair Value(1)
July 2005(2)	July 2020	Cash Flow	3.82%	BMA Swap Index	$45,600	$(8,445)
November 2008(3)	October 2016	Cash Flow	5.95%	1 Month LIBOR+1.50%	27,300	(4,159)
July 2009(4)	July 2013	Cash Flow	6.13%	1 Month LIBOR+3.65%	13,800	(299)

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

Credit risk is the risk that one of the parties to a derivative contract fails to perform or meet their financial obligation. The Company does not obtain collateral associated with its derivative instruments, but monitors the credit standing of its counterparties on a regular basis. Should a counterparty fail to perform, the Company would incur a financial loss to the extent that the associated derivative contract was in an asset position. At June 30, 2012, the Company does not anticipate non-performance by the counterparties to its outstanding derivative contracts.

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

At June 30, 2012, the Company expects that the hedged forecasted transactions for each of the outstanding qualifying cash flow hedging relationships remain probable of occurring and that no gains or losses recorded to accumulated other comprehensive loss are expected to be reclassified to earnings.

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

		Effects of Change in Interest Rates
Date Entered	Maturity Date	+50 Basis Points	-50 Basis Points	+100 Basis Points	-100 Basis Points
July 2005	July 2020	$1,610	$(1,840)	$3,335	$(3,565)
November 2008	October 2016	556	(561)	1,114	(1,119)
July 2009	July 2013	66	(73)	136	(142)

(21) Subsequent Events

On July 30, 2012, the Company executed agreements to acquire eight MOBs located in Scottsdale, Arizona for $81 million from Scottsdale Healthcare. The Company expects to close this acquisition early August 2012, subject to customary closing conditions.

On July 30, 2012, the Company executed agreements to acquire a portfolio of 12 MOBs from The Boyer Company valued at $179 million, including DownREIT units and debt valued at $41 million and $59 million, respectively. The Company expects to close this acquisition on or before August 31, 2012, subject to customary closing conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Language Regarding Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q that are not historical factual statements are “forward-looking statements.” We intend to have our forward-looking statements covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with those provisions. Forward-looking statements include, among other things, statements regarding our and our officers’ intent, belief or expectations as identified by the use of words such as “may,” “will,” “project,” “expect,” “believe,” “intend,” “anticipate,” “seek,” “forecast,” “plan,” “estimate,” “could,” “would,” “should” and other comparable and derivative terms or the negatives thereof. In addition, we, through our officers, from time to time, make forward-looking oral and written public statements concerning our expected future operations, strategies, securities offerings, growth and investment opportunities, dispositions, capital structure changes, budgets and other developments. Readers are cautioned that, while forward-looking statements reflect our good faith belief and reasonable assumptions based upon current information, we can give no assurance that our expectations or forecasts will be attained. Therefore, readers should be mindful that forward-looking statements are not guarantees of future performance and that they are subject to known and unknown risks and uncertainties that are difficult to predict. As more fully set forth under “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, factors that may cause our actual results to differ materially from the expectations contained in the forward-looking statements include:

(a)          Changes in global, national and local economic conditions, including a prolonged period of weak economic growth;

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

The information set forth in this Item 2 is intended to provide readers with an understanding of our financial condition, changes in financial condition and results of operations. We will discuss and provide our analysis in the following order:

•                  Executive Summary

•                  2012 Transaction Overview

•                  Dividends

•                  Critical Accounting Policies

•                  Results of Operations

•                  Liquidity and Capital Resources

•                  Funds from Operations

•                  Off-Balance Sheet Arrangements

•                  Contractual Obligations

•                  Inflation

•                  Recent Accounting Pronouncements

Executive Summary

We are a Maryland corporation and were organized to qualify as a self-administered real estate investment trust (“REIT”) that, together with our unconsolidated joint ventures, invests primarily in real estate serving the healthcare industry in the United States (“U.S.”). We acquire, develop, lease, manage and dispose of healthcare real estate, and provide financing to healthcare providers. At June 30, 2012, our portfolio of investments, including properties in our Investment Management Platform, consisted of interests in 1,012 facilities. Our Investment Management Platform represents the following joint ventures: (i) HCP Ventures III, LLC, (ii) HCP Ventures IV, LLC and (iii) the HCP Life Science ventures.

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

Our strategy contemplates acquiring and developing properties on terms that are favorable to us. Generally, we prefer larger, more complex private transactions that leverage our management team’s experience and our infrastructure. We follow a disciplined approach to enhancing the value of our existing portfolio, including ongoing evaluation of the potential disposition of properties that no longer fit our strategy.

We primarily generate revenue by leasing healthcare properties under long-term leases with fixed or inflation indexed escalators. Most of our rents and other earned income from leases are received under triple-net leases or leases that provide for substantial recovery of operating expenses; however, some of our medical office and life science leases are structured as gross or modified gross leases. Accordingly, for such medical office buildings (“MOBs”) and life science facilities, we incur certain property operating expenses, such as real estate taxes, repairs and maintenance, property management fees, utilities and insurance. Our growth for these assets depends, in part, on our ability to (i) increase rental income and other earned income from leases by increasing rental rates and occupancy levels; (ii) maximize tenant recoveries given underlying lease structures; and (iii) control operating and other expenses. Our operations are impacted by property specific, market specific, general economic and other conditions. At June 30, 2012, the contractual maturities in our portfolio of leased assets were 10% through 2014 (measured in dollars of expiring rents).

Access to capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as to fund future acquisitions and development through the issuance of additional securities or secured debt. Access to external capital on favorable terms is critical to the success of our strategy.

2012 Transaction Overview

Investment Transactions

On July 30, 2012, we executed agreements to acquire a portfolio of 12 MOBs from The Boyer Company valued at $179 million, including DownREIT units and debt valued at $41 million and $59 million, respectively. We expect to close this acquisition on or before August 31, 2012, subject to customary closing conditions.

On July 30, 2012, we executed agreements to acquire eight MOBs located in Scottsdale, Arizona for $81 million from Scottsdale Healthcare. We expect to close this acquisition early August 2012, subject to customary closing conditions.

On June 28, 2012, we made an investment in senior unsecured notes with an aggregate par value of £138.5 million at a discount for £136.8 million, as part of the financing for Terra Firma’s £825 million acquisition of Four Seasons Health Care (“Four Seasons”), the largest elderly and specialist care provider in the United Kingdom with 445 care homes and 61 specialist care centers. The notes mature in June 2020 and are non-callable until June 2016. The notes bear interest on their par value at a fixed rate of 12.25% per annum, with an original discount resulting in a yield to maturity of 12.5%. Terra Firma, a leading European private equity firm, provided £345 million in equity financing, resulting in a loan-to-capitalization of 62% for the Four Seasons notes. The £136.8 million for this investment is match funded by an equivalent GBP denominated unsecured term loan discussed below.

During the six months ended June 30, 2012, we made additional other investments of $110 million as follows: (i) acquisition of a life science facility for $8 million; (ii) acquisition of a parcel of land adjacent to one of our hospitals for $3 million; and (iii) funding of development and other capital projects of $99 million, primarily in our life science, senior housing and medical office segments.

Financing Activities

On July 30, 2012, we entered into a credit agreement with a syndicate of banks for a £137 million four-year unsecured term loan (the “Loan”) that accrues interest at a rate of GBP London Interbank Offered Rate (“LIBOR”) plus 1.20%, based on our current debt ratings. Concurrent with the closing of the Loan, we entered into a four-year interest rate swap agreement that fixes the rate of the Loan at 1.81%, subject to adjustments based on our credit ratings. The Loan contains a one-year committed extension option and similar covenants to those in our unsecured revolving line of credit facility.

On July 23, 2012, we issued $300 million of 3.15% senior unsecured notes due in 2022. The notes were priced at 98.888% of the principal amount with an effective yield to maturity of 3.28%. Net proceeds from this offering were $294 million.

In June 2012, we completed a $376 million offering of 8.97 million shares of common stock at $41.88 per share with the proceeds used primarily to repay $250 million of 6.45% senior unsecured notes at maturity on June 25, 2012.

On March 27, 2012, we completed an amendment to our existing $1.5 billion unsecured revolving line of credit facility. We improved the pricing and extended the maturity of the facility one additional year to March 2016. Based on our current credit ratings, the amended facility bears interest annually at one-month LIBOR plus 1.075% and has a facility fee of 0.175%, which in the aggregate represent a 55 basis point reduction to our funded interest cost.

On March 22, 2012, we announced the redemption of the 4,000,000 shares of 7.25% Series E and 7,820,000 shares of 7.10% Series F preferred stock at a price of $25.00 per share, or $295.5 million in aggregate, plus all accrued and unpaid dividends to April 23, 2012 (the redemption date). As a result of the redemption, we incurred a charge of $10.4 million related to the original issuance costs of the preferred stock (this charge is presented as an additional preferred stock dividend in our consolidated income statements).

On March 22, 2012, we priced a $359 million offering of 9.0 million shares of common stock at $39.93 per share with the proceeds used primarily to redeem all outstanding shares of our preferred stock.

On January 23, 2012, we issued $450 million of 3.75% senior unsecured notes due in 2019; net proceeds from the offering were $444 million.

Dividends

On July 26, 2012, we announced that our Board declared a quarterly common stock cash dividend of $0.50 per share. The common stock dividend will be paid on August 21, 2012 to stockholders of record as of the close of business on August 6, 2012.

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

Operating expenses are generally related to MOB and life science leased properties and senior housing properties managed on our behalf (“RIDEA properties”). We generally recover all or a portion of MOB and life science expenses from the tenants (tenant recoveries). The presentation of expenses as operating or general and administrative is based on the underlying nature of the expense. Periodically, we review the classification of expenses between categories and make revisions based on changes in the underlying nature of the expenses.

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

Comparison of the Three Months Ended June 30, 2012 to the Three Months Ended June 30, 2011

Segment NOI and Adjusted NOI

The tables below provide selected operating information for our SPP and total property portfolio for each of our five business segments. Our consolidated SPP consists of 574 properties representing properties acquired or placed in service and stabilized on or prior to April 1, 2011 and that remained in operations under a consistent reporting structure through June 30, 2012. Our consolidated total property portfolio represents 938 and 935 properties at June 30, 2012 and 2011, respectively, and excludes properties classified as discontinued operations.

Senior Housing

Results are as of and for the three months ended June 30, 2012 and 2011 (dollars in thousands except per unit data):

	SPP			Total Portfolio
	2012	2011	Change	2012	2011	Change
Rental revenues(1)	$98,767	$99,454	$(687)	$116,445	$128,862	$(12,417)
Resident fees and services	1	835	(834)	35,569	835	34,734
Total revenues	$98,768	$100,289	$(1,521)	$152,014	$129,697	$22,317
Operating expenses	(42)	(100)	58	(23,444)	(770)	(22,674)
NOI	$98,726	$100,189	$(1,463)	$128,570	$128,927	$(357)
Straight-line rents	(7,027)	(9,590)	2,563	(7,028)	(9,590)	2,562
DFL accretion	(1,626)	(2,348)	722	(4,436)	(5,077)	641
Amortization of above and below market lease intangibles, net	(631)	(631)	—	(597)	(596)	(1)
Adjusted NOI	$89,442	$87,620	$1,822	$116,509	$113,664	$2,845
Adjusted NOI % change			2.1%

Property count(2)	227	227		314	314
Average capacity (units)(3)	26,186	26,136		35,960	35,607
Average annual revenue per unit(4)	$13,669	$13,425		$13,036	$12,851

(1)	Represents rental and related revenues and income from DFLs.
(2)

From our past presentation of SPP for the three months ended June 30, 2011, we removed three senior housing properties from SPP that were sold or classified as held for sale; the property-level results of these properties are classified in discontinued operations.

(3)	Represents average capacity as reported by the respective tenants or operators for three months in arrears from the periods presented.
(4)	Average annual revenue per unit for operating properties under a RIDEA structure is based on NOI.

Senior Housing SPP NOI and Adjusted NOI. SPP NOI declined primarily as a result of a decrease in resident fees and services revenue, which relates to certain 2011 working capital adjustment benefits from properties that were previously transitioned from Sunrise to another operator. SPP adjusted NOI improved primarily as a result of annual rent escalations, partially offset by the decrease in resident fees and services revenue mentioned above; these rent escalations typically do not improve SPP NOI because our leases are generally straight-lined.

Senior Housing Total Portfolio NOI and Adjusted NOI. In addition to the impact of our SPP, HCP Ventures II was consolidated on January 14, 2011 (see Note 8 to the Condensed Consolidated Financial Statements for additional information), resulting in us recognizing rental and related revenues for the 25 leased properties commencing on that date. On September 1, 2011, for 21 of these 25 properties, we entered into management contracts in a structure permitted by RIDEA (see Note 12 to the Condensed Consolidated Financial Statements for additional information), resulting in the termination of the properties’ leases. For these 21 properties that are now in a RIDEA structure, the resident-level revenues and related operating expenses are reported in our condensed consolidated financial statements beginning on that date. Under the provisions of RIDEA, a REIT may lease “qualified healthcare properties” on an arm’s length basis to a taxable REIT subsidiary if the property is operated on behalf of such subsidiary by a person who qualifies as an “eligible independent contractor.”

Post-Acute/Skilled Nursing

Results are as of and for the three months ended June 30, 2012 and 2011 (dollars in thousands, except per bed data):

	SPP			Total Portfolio
	2012	2011	Change	2012	2011	Change
Rental revenues(1)	$9,560	$9,507	$53	$134,677	$123,545	$11,132
Operating expenses	(32)	(26)	(6)	(172)	(54)	(118)
NOI	$9,528	$9,481	$47	$134,505	$123,491	$11,014
Straight-line rents	(102)	(262)	160	(102)	(262)	160
DFL accretion	—	—	—	(17,581)	(17,185)	(396)
Amortization of above and below market lease intangibles, net	—	—	—	11	11	—
Adjusted NOI	$9,426	$9,219	$207	$116,833	$106,055	$10,778
Adjusted NOI % change			2.2%

Property count	45	45		313	313
Average capacity (beds)(2)	5,238	5,223		40,124	37,233
Average annual revenue per bed	$7,222	$7,080		$11,663	$11,398

(1)          Represents rental and related revenues and income from DFLs.

(2)          Represents average capacity as reported by the respective tenants or operators for three months in arrears from the periods reported.

Post-Acute/Skilled Nursing Total Portfolio NOI and Adjusted NOI.  Total portfolio NOI and adjusted NOI for the three months ended June 30, 2012 primarily increased as a result of 268 post-acute/skilled nursing leased properties classified as DFLs that were acquired on April 7, 2011 from HCR ManorCare, Inc. (see Notes 3 and 6 to the Condensed Consolidated Financial Statements for additional information regarding the HCR ManorCare Acquisition and Net Investments in DFLs, respectively).

Life Science

Results are as of and for the three months ended June 30, 2012 and 2011 (dollars and square feet in thousands, except per sq. ft. data):

	SPP			Total Portfolio
	2012	2011	Change	2012	2011	Change
Rental and related revenues	$60,697	$61,266	$(569)	$61,393	$61,631	$(238)
Tenant recoveries	11,016	9,833	1,183	11,152	9,896	1,256
Total revenues	$71,713	$71,099	$614	$72,545	$71,527	$1,018
Operating expenses	(12,351)	(11,609)	(742)	(13,555)	(12,590)	(965)
NOI	$59,362	$59,490	$(128)	$58,990	$58,937	$53
Straight-line rents	(3,081)	(3,765)	684	(3,371)	(3,860)	489
Amortization of above and below market lease intangibles, net	128	(340)	468	116	(352)	468
Lease termination fees	—	(1,589)	1,589	—	(1,589)	1,589
Adjusted NOI	$56,409	$53,796	$2,613	$55,735	$53,136	$2,599
Adjusted NOI % change			4.9%

Property count	101	101		109	104
Occupancy	91.5%	90.4%		89.6%	89.2%
Average occupied sq. ft.	6,090	6,035		6,222	6,074
Average annual revenue per occupied sq. ft.	$45	$43		$45	$43

Life Science NOI and Adjusted NOI.  Adjusted NOI increased primarily as a result of annual rent escalations, which typically do not improve NOI because our leases are generally straight-lined, and an increase in tenant recoveries in relation to operating expenses.

During the three months ended June 30, 2012, 190,000 square feet of new and renewal leases (includes 77,000 square feet acquired during the quarter) commenced at an average annual base rent of $15.13 per square foot compared to 83,000 square feet of expiring and terminated leases with an average annual base rent of $21.13 per square foot.

Medical Office

Results are as of and for the three months ended June 30, 2012 and 2011 (dollars and square feet in thousands, except per sq. ft. data):

	SPP			Total Portfolio
	2012	2011	Change	2012	2011	Change
Rental and related revenues	$68,856	$67,234	$1,622	$69,072	$68,100	$972
Tenant recoveries	11,806	11,869	(63)	11,833	11,937	(104)
Total revenues	$80,662	$79,103	$1,559	$80,905	$80,037	$868
Operating expenses	(30,483)	(30,135)	(348)	(31,979)	(31,979)	—
NOI	$50,179	$48,968	$1,211	$48,926	$48,058	$868
Straight-line rents	(1,044)	(1,494)	450	(1,056)	(1,493)	437
Amortization of above and below market lease intangibles, net	83	81	2	63	(32)	95
Lease termination fees	(251)	—	(251)	(251)	—	(251)
Adjusted NOI	$48,967	$47,555	$1,412	$47,682	$46,533	$1,149
Adjusted NOI % change			3.0%

Property count(1)	185	185		185	187
Occupancy	91.4%	90.9%		91.4%	91.0%
Average occupied sq. ft.	11,759	11,705		11,759	11,874
Average annual revenue per occupied sq. ft.	$27	$26		$27	$26

(1)          From our past presentation of SPP for the three months ended June 30, 2011, we removed (i) a MOB that was sold or classified as held for sale; the property-level results of this property are classified in discontinued operations; and (ii) two MOBs that were placed into redevelopment in 2012, which no longer meet our criteria for SPP as of the date they were placed into redevelopment.

Medical Office NOI and Adjusted NOI.  NOI and adjusted NOI increased year-over-year primarily as a result of rent escalations and an increase in medical office occupancy.

During the three months ended June 30, 2012, 585,000 square feet of new and renewal leases commenced at an average annual base rent of $21.09 per square foot compared to 539,000 square feet of expiring and terminated leases with an average annual base rent of $21.63 per square foot (includes 70,000 square feet related to properties that were sold or placed into redevelopment with an average annual base rent of $17.50 per square foot).

Hospital

Results are as of and for the three months ended June 30, 2012 and 2011 (dollars in thousands, except per bed data):

	SPP			Total Portfolio
	2012	2011	Change	2012	2011	Change
Rental and related revenues	$21,252	$20,917	$335	$22,016	$21,681	$335
Tenant recoveries	596	607	(11)	596	608	(12)
Total revenues	$21,848	$21,524	$324	$22,612	$22,289	$323
Operating expenses	(936)	(1,221)	285	(937)	(1,222)	285
NOI	$20,912	$20,303	$609	$21,675	$21,067	$608
Straight-line rents	(162)	(254)	92	(303)	(407)	104
Amortization of above and below market lease intangibles, net	(192)	(192)	—	(218)	(218)	—
Adjusted NOI	$20,558	$19,857	$701	$21,154	$20,442	$712
Adjusted NOI % change			3.5%

Property count	16	16		17	17
Capacity (beds)(1)	2,379	2,361		2,410	2,361
Average annual revenue per bed	$36,140	$35,709		$36,666	$36,703

(1)          Represents capacity as reported by the respective tenants or operators for three months in arrears from the date reported. Certain operators in our hospital portfolio are not required under their respective leases to provide operational data.

Hospital NOI and Adjusted NOI.  NOI and adjusted NOI increased for the three months ended June 30, 2012 primarily as a result of additional rents, due to us from certain hospitals which exceeded specified facility-level revenue base amounts or thresholds.

Other Income and Expense Items

Interest income

Interest income decreased $59.3 million to $1.2 million for the three months ended June 30, 2012. The decrease was primarily the result of the following: (i) a decrease of $34.8 million as a result of the early repayment of our loans to Genesis in 2011 and (ii) a decrease of $25.1 million as a result of the early settlement of our HCR ManorCare debt investments in 2011.

Interest expense

Interest expense decreased $1.9 million to $103.2 million for the three months ended June 30, 2012. The decrease was primarily as a result of more favorable borrowing rates on recently issued debt.

The table below sets forth information with respect to our debt, excluding premiums and discounts (dollars in thousands):

	As of June 30,(1)
	2012	2011
Balance:
Fixed rate	$7,336,232	$7,225,449
Variable rate	255,438	299,085
Total	$7,591,670	$7,524,534

Percent of total debt:
Fixed rate	97%	96%
Variable rate	3	4
Total	100%	100%

Weighted average interest rate at end of period:
Fixed rate	5.68%	5.82%
Variable rate	1.98%	4.05%
Total weighted average rate	5.56%	5.75%

(1)          Excludes $84 million and $89 million of other debt at June 30, 2012 and 2011, respectively, that represent non-interest bearing life care bonds and occupancy fee deposits at certain of our senior housing facilities, which have no scheduled maturities.

Depreciation and amortization expense

Depreciation and amortization expense decreased $1.9 million to $87.9 million for the three months ended June 30, 2012. The decrease was primarily the result of an asset being fully depreciated in 2011.

General and administrative expenses

General and administrative expenses decreased $20.1 million to $14.8 million for the three months ended June 30, 2012. The decrease was primarily due to an insurance recovery of $7.2 million during 2012 for previously incurred legal expenses and $13.0 million of acquisition costs incurred during 2011 related to our HCR ManorCare Acquisition.

Other income, net

Other income, net, decreased $6.5 million to $1.0 million for the three months ended June 30, 2012. The decrease was primarily the result of $5.7 million received in connection with a litigation settlement in June 2011 that represents proceeds owed to us from a prior sale of assets. No similar settlement was received during the three months ended June 30, 2012.

Equity income from unconsolidated joint ventures

Equity income from unconsolidated joint ventures increased $0.8 million to $15.7 million for the three months ended June 30, 2012. The increase was primarily the result of equity income from HCR ManorCare (see Notes 3 and 8 to the Condensed Consolidated Financial Statements for additional information).

Discontinued operations

There were no sales of properties during the three months ended June 30, 2012 or 2011.

Comparison of the Six Months Ended June 30, 2012 to the Six Months Ended June 30, 2011

Segment NOI and Adjusted NOI

The tables below provide selected operating information for our SPP and total property portfolio for each of our five business segments. Our consolidated SPP consists of 569 properties representing properties acquired or placed in service and stabilized on or prior to January 1, 2011 and that remained in operations under a consistent reporting structure through June 30, 2012. Our consolidated total property portfolio represents 938 and 935 properties at June 30, 2012 and 2011, respectively, and excludes properties classified as discontinued operations.

Senior Housing

Results are as of and for the six months ended June 30, 2012 and 2011 (dollars in thousands except per unit data):

	SPP			Total Portfolio
	2012	2011	Change	2012	2011	Change
Rental revenues(1)	$193,303	$194,263	$(960)	$232,806	$238,372	$(5,566)
Resident fees and services	1,049	3,340	(2,291)	71,748	3,340	68,408
Total revenues	$194,352	$197,603	$(3,251)	$304,554	$241,712	$62,842
Operating expenses	(279)	(611)	332	(45,074)	(1,755)	(43,319)
NOI	$194,073	$196,992	$(2,919)	$259,480	$239,957	$19,523
Straight-line rents	(14,675)	(19,701)	5,026	(15,175)	(19,701)	4,526
DFL accretion	(3,565)	(5,024)	1,459	(9,585)	(7,753)	(1,832)
Amortization of above and below market lease intangibles, net	(1,262)	(1,262)	—	(1,193)	(1,228)	35
Adjusted NOI	$174,571	$171,005	$3,566	$233,527	$211,275	$22,252
Adjusted NOI % change			2.1%

Property count(2)	223	223		314	314
Average capacity (units)(3)	25,635	25,585		35,960	32,973
Average annual revenue per unit(4)	$13,642	$13,415		$13,076	$12,920

(1)          Represents rental and related revenues and income from DFLs.

(2)          From our past presentation of SPP for the six months ended June 30, 2011, we removed three senior housing properties from SPP that were sold or classified as held for sale; the property-level results of these properties are classified in discontinued operations.

(3)          Represents average capacity as reported by the respective tenants or operators for three months in arrears from the periods presented.

(4)          Average annual revenue per unit for operating properties under a RIDEA structure is based on NOI.

Senior Housing SPP NOI and Adjusted NOI. SPP NOI declined primarily as a result of a decrease in resident fees and services revenue, which relates to certain working capital adjustments from properties that were previously transitioned from Sunrise to another operator. SPP adjusted NOI improved primarily as a result of annual rent escalations, partially offset by the decrease in resident fees and services revenue mentioned above; these rent escalations typically do not improve SPP NOI because our leases are generally straight-lined.

Senior Housing Total Portfolio NOI and Adjusted NOI. Including the impact of our SPP, our total portfolio NOI and adjusted NOI for the six months ended June 30, 2012 primarily increased as a result of 66 senior housing leased properties classified as DFLs that were acquired on April 7, 2011 from HCR ManorCare, Inc. (see Notes 3 and 6 to the Condensed Consolidated Financial Statements for additional information regarding the HCR ManorCare Acquisition and Net Investments in DFLs, respectively).

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

Post-Acute/Skilled Nursing

Results are as of and for the six months ended June 30, 2012 and 2011 (dollars in thousands, except per bed data):

	SPP			Total Portfolio
	2012	2011	Change	2012	2011	Change
Rental revenues(1)	$19,176	$18,947	$229	$268,672	$132,985	$135,687
Operating expenses	(83)	(41)	(42)	(372)	(74)	(298)
NOI	$19,093	$18,906	$187	$268,300	$132,911	$135,389
Straight-line rents	(266)	(585)	319	(266)	(585)	319
DFL accretion	—	—	—	(38,054)	(17,184)	(20,870)
Amortization of above and below market lease intangibles, net	—	—	—	22	11	11
Adjusted NOI	$18,827	$18,321	$506	$230,002	$115,153	$114,849
Adjusted NOI % change			2.8%

Property count	45	45		313	313
Average capacity (beds)(2)	5,238	5,223		40,124	21,228
Average annual revenue per bed	$7,220	$7,031		$11,482	$10,855

(1)          Represents rental and related revenues and income from DFLs.

(2)          Represents average capacity as reported by the respective tenants or operators for three months in arrears from the periods reported.

Post-Acute/Skilled Nursing Total Portfolio NOI and Adjusted NOI.  Total portfolio NOI and adjusted NOI for the six months ended June 30, 2012 primarily increased as a result of 268 post-acute/skilled nursing leased properties classified as DFLs that were acquired on April 7, 2011 from HCR ManorCare, Inc. (see Notes 3 and 6 to the Condensed Consolidated Financial Statements for additional information regarding the HCR ManorCare Acquisition and Net Investments in DFLs, respectively).

Life Science

Results are as of and for the six months ended June 30, 2012 and 2011 (dollars and square feet in thousands, except per sq. ft. data):

	SPP			Total Portfolio
	2012	2011	Change	2012	2011	Change
Rental and related revenues	$121,527	$122,321	$(794)	$122,803	$123,248	$(445)
Tenant recoveries	21,295	20,547	748	21,572	20,704	868
Total revenues	$142,822	$142,868	$(46)	$144,375	$143,952	$423
Operating expenses	(24,038)	(23,622)	(416)	(26,439)	(25,428)	(1,011)
NOI	$118,784	$119,246	$(462)	$117,936	$118,524	$(588)
Straight-line rents	(2,741)	(7,922)	5,181	(3,290)	(8,175)	4,885
Amortization of above and below market lease intangibles, net	217	(381)	598	192	(412)	604
Lease termination fees	—	(3,178)	3,178	—	(3,178)	3,178
Adjusted NOI	$116,260	$107,765	$8,495	$114,838	$106,759	$8,079
Adjusted NOI % change			7.9%

Property count	101	101		109	104
Occupancy	91.5%	90.4%		89.6%	89.2%
Average occupied sq. ft.	6,085	6,031		6,184	6,078
Average annual revenue per occupied sq. ft.	$46	$44		$46	$43

Life Science NOI and Adjusted NOI.  Adjusted NOI increased primarily as a result of a $4 million rent payment in connection with a February 2012 amendment to a lease, which will be recognized as rental income on a straight-line basis in future periods, and as a result of annual rent escalations, which are generally straight-lined.

During the six months ended June 30, 2012, 479,000 square feet of new and renewal leases (includes 77,000 square feet acquired during the period) commenced at an average annual base rent of $23.23 per square foot compared to 318,000 square feet of expiring and terminated leases with an average annual base rent of $29.06 per square foot.

Medical Office

Results are as of and for the six months ended June 30, 2012 and 2011 (dollars and square feet in thousands, except per sq. ft. data):

	SPP			Total Portfolio
	2012	2011	Change	2012	2011	Change
Rental and related revenues	$135,235	$132,905	$2,330	$137,370	$135,627	$1,743
Tenant recoveries	22,646	23,380	(734)	23,491	23,980	(489)
Total revenues	$157,881	$156,285	$1,596	$160,861	$159,607	$1,254
Operating expenses	(59,667)	(59,893)	226	(63,683)	(64,014)	331
NOI	$98,214	$96,392	$1,822	$97,178	$95,593	$1,585
Straight-line rents	(2,298)	(3,539)	1,241	(2,416)	(3,609)	1,193
Amortization of above and below market lease intangibles, net	162	188	(26)	93	(29)	122
Lease termination fees	(251)	—	(251)	(251)	—	(251)
Adjusted NOI	$95,827	$93,041	$2,786	$94,604	$91,955	$2,649
Adjusted NOI % change			3.0%

Property count(1)	184	184		185	187
Occupancy	91.3%	90.8%		91.4%	91.0%
Average occupied sq. ft.	11,614	11,569		11,813	11,847
Average annual revenue per occupied sq. ft.	$27	$26		$27	$26

(1)          From our past presentation of SPP for the six months ended June 30, 2011, we removed (i) a MOB that was sold or classified as held for sale; the property-level results of this property are classified in discontinued operations; and (ii) two MOBs that were placed into redevelopment in 2012, which no longer meet our criteria for SPP as of the date they were placed into redevelopment.

Medical Office NOI and Adjusted NOI.  NOI and adjusted NOI increased year-over-year primarily as a result of rent escalations and an increase in medical office occupancy.

During the six months ended June 30, 2012, 1.0 million square feet of new and renewal leases commenced at an average annual base rent of $21.76 per square foot compared to 1.2 million square feet of expiring and terminated leases with an average annual base rent of $21.35 per square foot (includes 213,000 square feet related to properties that were sold or placed into redevelopment with an average annual base rent of $16.22 per square foot).

Hospital

Results are as of and for the six months ended June 30, 2012 and 2011 (dollars in thousands, except per bed data):

	SPP			Total Portfolio
	2012	2011	Change	2012	2011	Change
Rental and related revenues	$39,294	$38,434	$860	$40,822	$40,063	$759
Tenant recoveries	1,168	1,201	(33)	1,168	1,201	(33)
Total revenues	$40,462	$39,635	$827	$41,990	$41,264	$726
Operating expenses	(1,865)	(2,186)	321	(1,868)	(2,189)	321
NOI	$38,597	$37,449	$1,148	$40,122	$39,075	$1,047
Straight-line rents	(345)	(529)	184	(640)	(842)	202
Amortization of above and below market lease intangibles, net	(385)	(385)	—	(436)	(435)	(1)
Adjusted NOI	$37,867	$36,535	$1,332	$39,046	$37,798	$1,248
Adjusted NOI % change			3.6%

Property count	16	16		17	17
Capacity (beds)(1)	2,379	2,361		2,410	2,361
Average annual revenue per bed	$33,402	$32,801		$33,953	$33,872

(1)          Represents capacity as reported by the respective tenants or operators for three months in arrears from the date reported. Certain operators in our hospital portfolio are not required under their respective leases to provide operational data.

Hospital NOI and Adjusted NOI.  NOI and adjusted NOI increased for the six months ended June 30, 2012 primarily as a result of additional rents, due to us from certain hospitals which exceeded specified facility-level revenue base amounts or thresholds.

Other Income and Expense Items

Interest income

Interest income decreased $96.6 million to $2.0 million for the six months ended June 30, 2012. The decrease was primarily the result of the following: (i) a decrease of $54.3 million as a result of the early settlement of our HCR ManorCare debt investments in 2011 and (ii) a decrease of $43.0 million as a result of the early repayment of our loans to Genesis in 2011.

Interest expense

Interest expense decreased $5.9 million to $207.8 million for the six months ended June 30, 2012. The decrease was primarily due to the $11.3 million write-off of unamortized loan fees related to a terminated bridge loan commitment during the six months ended June 30, 2011, a decrease of $3.0 million resulting from the payoff of certain mortgage debt during 2011 and more favorable borrowing rates on recently issued debt, partially offset by an increase of $7.9 million resulting from our senior unsecured notes offerings in January 2011 and January 2012, net of related maturities of certain senior unsecured notes during 2011.

Depreciation and amortization expense

Depreciation and amortization expense decreased $4.8 million to $176.2 million for the six months ended June 30, 2012. The decrease was primarily the result of an asset being fully depreciated in 2011.

General and administrative expenses

General and administrative expenses decreased $21.9 million to $34.9 million for the six months ended June 30, 2012. The decrease was primarily due to an insurance recovery of $7.2 million during 2012 for previously incurred legal expenses and $15.6 million of acquisition costs incurred during 2011 related to our HCR ManorCare Acquisition.

Other income, net

Other income, net, decreased $16.4 million to $1.5 million for the six months ended June 30, 2012. The decrease was primarily the result of a gain of $7.8 million resulting from our acquisition of our partner’s 65% interest in and consolidation of HCP Ventures II in January 2011 (see Note 8 to the Condensed Consolidated Financial Statements for additional information) and $5.7 million received in connection with a litigation settlement in June 2011 that represents proceeds owed to us from a prior sale of assets. No similar gain upon consolidation was recognized or settlements were received during the six months ended June 30, 2012.

Equity income from unconsolidated joint ventures

Equity income from unconsolidated joint ventures increased $13.7 million to $29.4 million for the six months ended June 30, 2012. The increase was primarily the result of equity income from HCR ManorCare (see Notes 3 and 8 to the Condensed Consolidated Financial Statements for additional information).

Discontinued operations

During the six months ended June 30, 2012, we sold one property for $7 million, realizing a gain of $2.9 million. There were no sales of properties during the six months ended June 30, 2011.

Preferred stock dividends

On March 22, 2012, we announced the redemption of all outstanding shares of preferred stock. On April 23, 2012, the shares of our preferred stock were redeemed, plus all accrued and unpaid dividends to the redemption date. During the six months ended June 30, 2012, we incurred a redemption charge of $10.4 million related to the original issuance costs of the preferred stock (this charge is presented as an additional preferred stock dividend in our consolidated income statements).

Liquidity and Capital Resources

Our principal liquidity needs are to: (i) fund recurring operating expenses, (ii) meet debt service requirements including principal payments and maturities in the last six months of 2012, (iii) fund capital expenditures, including tenant improvements and leasing costs, (iv) fund acquisition and development activities, and (v) make dividend distributions. We believe these needs will be satisfied using cash flows generated by operations and from our various financing activities during the next twelve months.

We anticipate making future investments dependent on the availability of cost-effective sources of capital. We intend to use our revolving line of credit facility and the public capital markets as our principal sources of financing.  As of July 25, 2012, we had credit ratings of Baa2 (stable) from Moody’s, BBB (positive) from S&P and BBB+ (stable) from Fitch on our senior unsecured debt securities.

Net cash provided by operating activities was $484 million and $433 million for the six months ended June 30, 2012 and 2011, respectively. The increase in operating cash flows is primarily the result of the following: (i) the additive impact of our investments in 2011, (ii) assets placed in service during 2011 and 2012 and (iii) rent escalations and resets in 2011 and 2012, which increases were partially offset by increased debt interest payments. Our cash flows from operations are dependent upon the occupancy level of multi-tenant buildings, rental rates on leases, our tenants’ performance on their lease obligations, the level of operating expenses and other factors.

Net cash used in investing activities was $314 million and $4.3 billion for the six months ended June 30, 2012 and 2011, respectively. The cash used in investing activities for the six months ended June 30, 2012 primarily reflects the net effect of: (i) $215 million used for the purchase of marketable securities, (ii) $63 million used for development of real estate, (iii) $27 million used for leasing costs and tenant and capital improvements and (iv) $21 million used for investments in loans receivable, which were partially offset by (i) $7 million of proceeds from the sale of real estate and (ii) $5 million received from the repayments from our investments in loans receivable.

Net cash used in financing activities was $34 million for the six months ended June 30, 2012, and net cash provided by financing activities was $3.1 billion for the six months ended June 30, 2011. The cash used in financing activities for the six months ended June 30, 2012 consisted primarily of: (i) payments of common and preferred dividends aggregating $423 million, (ii) redemption of our preferred stock for $296 million, (iii) repayment of senior unsecured notes of $250 million, (iv) net repayments under our revolving line of credit facility of $239 million, (v) repayment of mortgage debt of $43 million and (vi) debt issuance and origination costs (deferred financing costs) of $10 million. The amount of cash used in financing activities was partially offset by: (i) net proceeds of $783 million from the issuances of common stock and exercise of stock options and (ii) the issuance of $450 million of senior unsecured notes.

Debt

Bank Line of Credit

On March 27, 2012, we executed an amendment to our existing $1.5 billion unsecured revolving line of credit facility (the “Facility”). This amendment reduces the cost to us of the Facility (lower borrowing rate and facility fee) and extends the Facility’s maturity by one additional year to March 2016. The Facility contains a one-year extension option. Borrowings under this Facility accrue interest at LIBOR plus a margin that depends upon our debt ratings. We pay a facility fee on the entire revolving commitment that depends on our debt ratings. Based on our debt ratings at July 25, 2012, the margin on the Facility was 1.075%, and the facility fee was 0.175%. We have the right to increase the commitments under the Facility by an aggregate amount of up to $500 million, subject to customary conditions. At June 30, 2012, we had ₤137 million ($215 million) outstanding under this Facility with a weighted average effective interest rate of 2.07%, which was repaid in full on July 30, 2012 with proceeds from our unsecured term loan discussed below.

Our Facility contains certain financial restrictions and other customary requirements. Among other things, these covenants, using terms defined in the agreement (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit the ratio of Secured Debt to Consolidated Total Asset Value to 30%, (iii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 60%, (iv) require a minimum Fixed Charge Coverage ratio of 1.5 times and (v) require a formula-determined Minimum Consolidated Tangible Net Worth of $8.3 billion at June 30, 2012. At June 30, 2012, we were in compliance with each of these restrictions and requirements of the Facility.

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

Term Loan

On July 30, 2012, we entered into a credit agreement with a syndicate of banks for a £137 million four-year unsecured term loan (the “Loan”) that accrues interest at a rate of GBP LIBOR plus 1.20%, based on our current debt ratings. Concurrent with the closing of the Loan, we entered into a four-year interest rate swap agreement that fixes the rate of the Loan at 1.81%, subject to adjustments based on our credit ratings. The Loan contains a one-year committed extension option and similar covenants to those in the Facility.

Senior Unsecured Notes

At June 30, 2012, we had senior unsecured notes outstanding with an aggregate principal balance of $5.6 billion. Interest rates on the notes ranged from 1.37% to 7.07% with a weighted average effective interest rate of 5.51% and a weighted average maturity of 6.17 years at June 30, 2012. The senior unsecured notes contain certain covenants including limitations on debt, maintenance of unencumbered assets, cross-acceleration provisions and other customary terms. We believe we were in compliance with these covenants at June 30, 2012.

Mortgage Debt

At June 30, 2012, we had $1.7 billion in aggregate principal amount of mortgage debt outstanding that is secured by 135 healthcare facilities (including redevelopment properties) with a carrying value of $2.2 billion. Interest rates on the mortgage debt ranged from 1.54% to 8.72% with a weighted average effective interest rate of 6.14% and a weighted average maturity of 3.93 years at June 30, 2012.

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

Other Debt

At June 30, 2012, we had $84 million of non-interest bearing life care bonds at two of our continuing care retirement communities and non-interest bearing occupancy fee deposits at two of our senior housing facilities, all of which were payable to certain residents of the facilities (collectively, “Life Care Bonds”). At June 30, 2012, $28 million of the Life Care Bonds were refundable to the residents upon the resident moving out or to their estate upon death, and $56 million of the Life Care Bonds were refundable after the unit is successfully remarketed to a new resident.

Debt Maturities

The following table summarizes our stated debt maturities and scheduled principal repayments at June 30, 2012 (in thousands):

Year	Amount(1)
2012 (Six months)	$28,148
2013	917,374
2014	670,758
2015	702,102
2016	1,400,601
Thereafter	3,872,687
7,591,670
(Discounts) and premiums, net	(33,732)
$7,557,938

(1)          Excludes $84 million of other debt that represents Life Care Bonds that have no scheduled maturities.

Derivative Instruments

We use derivative instruments to mitigate the effects of interest rate fluctuations on specific forecasted transactions as well as recognized financial obligations or assets. We do not use derivative instruments for speculative or trading purposes.

The following table summarizes our outstanding interest rate swap contracts as of June 30, 2012 (dollars in thousands):

Date Entered	Maturity Date	Hedge Designation	Fixed Rate	Floating Rate Index	Notional Amount	Fair Value
July 2005(1)	July 2020	Cash Flow	3.82%	BMA Swap Index	$45,600	$(8,445)
November 2008	October 2016	Cash Flow	5.95%	1 Month LIBOR+1.50%	27,300	(4,159)
July 2009	July 2013	Cash Flow	6.13%	1 Month LIBOR+3.65%	13,800	(299)

(1)          Represents three interest-rate swap contracts with an aggregate notional amount of $45.6 million.

For a more detailed description of our derivative instruments, see Note 20 to the Condensed Consolidated Financial Statements and Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Equity

At June 30, 2012, we had 429.4 million shares of common stock outstanding. At June 30, 2012, equity totaled $9.7 billion, and our equity securities had a market value of $19.2 billion.

At June 30, 2012, there were a total of 4.1 million DownREIT units outstanding in five limited liability companies in which we are the managing member. The DownREIT units are exchangeable for an amount of cash approximating the then-current market value of shares of our common stock or, at our option, shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications).

Shelf Registration

We have a prospectus that we filed with the U.S. Securities and Exchange Commission (“SEC”) as part of a registration statement on Form S-3ASR, using a shelf registration process which expires in July 2015. Under the “shelf” process, we may sell any combination of the securities in one or more offerings. The securities described in the prospectus include common stock, preferred stock, depositary shares, debt securities and warrants.

The prospectus only provides a general description of the securities we may offer.  The prospectus may not be used to sell securities unless accompanied by a prospectus supplement or a free writing prospectus.  Each time we sell securities under the shelf registration, we will provide a prospectus supplement that will contain specific information about the terms of the securities being offered and of the offering.  The prospectus supplement may also add, update or change information contained in the prospectus.

We may offer and sell the securities pursuant to the prospectus through underwriters, dealers or agents or directly to purchasers, on a continuous or delayed basis.  The securities may also be resold by selling security holders. The prospectus supplement for each offering will describe in detail the plan of distribution for that offering and will set forth the names of any underwriters, dealers or agents involved in the offering and any applicable fees, commissions or discount arrangements.  We intend to use the net proceeds from the sales of the securities as set forth in the applicable prospectus supplement, and unless otherwise set forth in a therein, we will not receive any proceeds if the securities are sold by a selling security holder.

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

Details of certain items that affect comparability are discussed under Results of Operations above. The following is a reconciliation from net income applicable to common shares, the most direct comparable financial measure calculated and presented in accordance with GAAP, to FFO and FFO as adjusted (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income applicable to common shares	$201,467	$222,993	$376,724	$286,939
Depreciation and amortization of real estate, in-place lease and other intangibles:
Continuing operations	87,924	89,814	176,165	180,996
Discontinued operations	—	238	35	476
DFL depreciation	3,142	2,633	6,192	3,005
Gain on sales of real estate	—	—	(2,856)	—
Gain upon consolidation of joint venture	—	270	—	(7,769)
Equity income from unconsolidated joint ventures	(15,732)	(14,950)	(29,407)	(15,748)
FFO from unconsolidated joint ventures	18,275	17,519	34,452	20,834
Noncontrolling interests’ and participating securities’ share in earnings	3,508	5,976	7,809	10,731
Noncontrolling interests’ and participating securities’ share in FFO	(4,963)	(6,582)	(10,691)	(11,806)
FFO applicable to common shares	293,621	317,911	558,423	467,658
Distributions on dilutive convertible units	3,127	2,964	6,249	6,018
Diluted FFO applicable to common shares	$296,748	$320,875	$564,672	$473,676

Diluted FFO per common share	$0.69	$0.78	$1.34	$1.19

Weighted average shares used to calculate diluted FFO per common share	427,496	413,996	422,507	397,060

Impact of adjustments to FFO:
Preferred stock redemption charge(1)	$—	$—	$10,432	$—
Merger-related items(2)	—	(5,712)	—	26,596
	$—	$(5,712)	$10,432	$26,596

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

FFO as adjusted applicable to common shares	$293,621	$312,199	$568,855	$494,254
Distributions on dilutive convertible units and other	3,127	2,975	6,218	5,915
Diluted FFO as adjusted	$296,748	$315,174	$575,073	$500,169

Diluted FFO as adjusted per common share	$0.69	$0.77	$1.36	$1.35

Weighted average shares used to calculate diluted FFO as adjusted per common share(3)	427,496	408,985	422,507	371,004

(1)          In connection with the redemption of our preferred stock, during the six months ended June 30, 2012, we incurred a redemption charge of $10.4 million related to the original issuance costs.

(2)          Merger-related items for the three months ended June 30, 2011 are attributable to the HCR ManorCare Acquisition (incurred from the 1st through the 6th of April 2011) and include the following: (i) $20.7 million of income related to gains upon the reinvestment of our debt investment in HCR ManorCare and other miscellaneous items, partially offset by (ii) $13.0 million of direct transaction costs and (iii) $2.0 million of interest expense associated with the $2.4 billion senior unsecured notes issued on January 24, 2011, proceeds from which were obtained to prefund the HCR ManorCare Acquisition. Merger-related items for the six months ended June 30, 2011 are attributable to the HCR ManorCare Acquisition (incurred from January 1st through April 6th, 2011) and include the following: (i) $26.8 million of direct transaction costs, (ii) $23.9 million of interest expense associated with the $2.4 billion senior unsecured notes issued on January 24, 2011, proceeds from which were obtained to prefund the HCR ManorCare Acquisition, partially offset by (iii) $24.1 million of income related to gains upon the reinvestment of our debt investment in HCR ManorCare and other miscellaneous items.

(3)          Our weighted average shares used to calculate diluted FFO as adjusted eliminate the impact of 46 million shares common stock from our December 2010 offering and 30 million shares from our March 2011 common stock offering (excludes 4.5 million shares sold to the underwriters upon exercise of their option to purchase additional shares), which issuances increased our weighted average shares by 26 million for the six months ended June 30, 2011. Proceeds from these offerings were used to fund a portion of the cash consideration for the HCR ManorCare Acquisition.

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

Contractual Obligations

The following table summarizes our material contractual payment obligations and commitments at June 30, 2012 (in thousands):

	Total(1)	Less than One Year	2013-2014	2015-2016	More than Five Years
Bank line of credit(2)	$215,015	$—	$—	$215,015	$—
Senior unsecured notes	5,637,000	—	1,037,000	1,300,000	3,300,000
Mortgage debt	1,739,655	28,148	551,132	587,688	572,687
Construction loan commitments(3)	87,957	44,707	43,250	—	—
Development commitments(4)	28,492	18,980	9,512	—	—
Ground and other operating leases	200,211	2,797	10,585	8,399	178,430
Interest(5)	2,499,998	205,669	740,291	576,265	977,773
Total	$10,408,328	$300,301	$2,391,770	$2,687,367	$5,028,890

(1)         Excludes $84 million of other debt that represents Life Care Bonds that have no scheduled maturities.

(2)          Represents £137 million obligation under the Facility translated into U.S. dollars as of June 30, 2012. This amount was repaid in full on July 30, 2012 with proceeds from our unsecured term loan.

(3)          Represents commitments to finance development projects and related working capital financings.

(4)         Represents construction and other commitments for developments in progress.

(5)         Interest on variable-rate debt is calculated using rates in effect at June 30, 2012.

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

Recent Accounting Pronouncements

There are no accounting pronouncements that have been issued, but not yet adopted by us, that we believe will materially impact our consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.  At June 30, 2012, we were exposed to market risks related to fluctuations in interest rates on properties with a gross value of $83 million that are subject to leases where the payments fluctuate with changes in LIBOR. Our exposure to income fluctuations related to our variable-rate investments is partially offset by: (i) $215 million of variable-rate line of credit borrowings, (ii) $25 million of variable-rate senior unsecured notes and (iii) $15 million of variable-rate mortgage debt payable (excludes $87 million of variable-rate mortgage notes that have been hedged through interest-rate swap contracts).

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and assets unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a one percentage point increase in the interest rate related to the variable-rate investments and variable-rate debt, and assuming no other changes in the outstanding balance as of June 30, 2012, interest expense would increase by approximately $1.7 million, or less than $0.01 per common share on a diluted basis.

We use derivative financial instruments in the normal course of business to mitigate interest rate risk. We do not use derivative financial instruments for speculative or trading purposes. Derivatives are recorded on the condensed consolidated balance sheets at their fair value. See Note 20 to the Condensed Consolidated Financial Statements for additional information.

To illustrate the effect of movements in the interest rate markets, we performed a market sensitivity analysis on our hedging instruments. We applied various basis point spreads to the underlying interest rate curves of the derivative portfolio in order to determine the instruments’ change in fair value. Assuming a one percentage point change in the underlying interest rate curve, the estimated change in fair value of each of the underlying derivative instruments would not exceed $3.6 million. See Note 20 to the Condensed Consolidated Financial Statements for additional analysis details.

Market Risk.  We have investments in marketable equity securities classified as available-for-sale. Gains and losses on these securities are recognized in income when realized, and losses are recognized when an other-than-temporary decline in value is identified. An initial indicator of an other-than-temporary decline in value for marketable equity securities is based on the severity of the decline in market value below the cost basis for an extended period of time. We consider a variety of factors in evaluating an other-than-temporary decline in value, such as: the length of time and the extent to which the market value has been less than our current cost basis; the issuer’s financial condition, capital strength and near-term prospects; any recent events specific to that issuer and economic conditions of its industry; and our investment horizon in relationship to an anticipated near-term recovery in the market value, if any. At June 30, 2012, the fair value and current cost basis of marketable equity securities were $17.4 million and $17.1 million, respectively.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)

None.

(b)

None.

(c)

The table below sets forth information with respect to purchases of our common stock made by us or on our behalf or by any “affiliated purchaser,” as such term is defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, during the three months ended June 30, 2012.

Period Covered	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number Of Shares (Or Units) Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number (Or Approximate Dollar Value) Of Shares (Or Units) That May Yet Be Purchased Under The Plans Or Programs
April 1-30, 2012	1,865	$39.38	—	—
May 1-31, 2012	19,973	40.58	—	—
June 1-30, 2012	—	—	—	—
Total	21,838	40.48	—	—

(1)          Represents restricted shares withheld under our 2006 Performance Incentive Plan (the “2006 Incentive Plan”), to offset tax withholding obligations that occur upon vesting of restricted shares. Our 2006 Incentive Plan provides that the value of the shares withheld shall be the closing price of our common stock on the date the relevant transaction occurs.

Item 6. Exhibits

3.1	Articles of Restatement of HCP (incorporated by reference to Exhibit 3.1 to HCP’s Registration Statement on Form S-3 (Registration No. 333-182824), filed on July 24, 2012).

10.1	Fifth Amendment to Master Lease and Security Agreement of HCR III Healthcare, LLC, dated as of May 4, 2012, by and among the parties signatory thereto and HCR III Healthcare, LLC. *

10.2	Sixth Amendment to Master Lease and Security Agreement of HCR III Healthcare, LLC, dated as of May 30, 2012, by and among the parties signatory thereto and HCR III Healthcare, LLC. *

31.1	Certification by James F. Flaherty III, HCP’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(a). *

31.2	Certification by Timothy M. Schoen, HCP’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(a). *

32.1	Certification by James F. Flaherty III, HCP’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.**

32.2	Certification by Timothy M. Schoen, HCP’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.**

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*                   Filed herewith.

**                 Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 31, 2012	HCP, Inc.

(Registrant)

/s/ JAMES F. FLAHERTY III
James F. Flaherty III
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ TIMOTHY M. SCHOEN
Timothy M. Schoen
Executive Vice President-
Chief Financial Officer
(Principal Financial Officer)

/s/ SCOTT A. ANDERSON
Scott A. Anderson
Senior Vice President-
Chief Accounting Officer
(Principal Accounting Officer)