Form 10-Q
period 2012-09-30
HCP, INC.
filed 2012-10-30
CIK 765880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2012.

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

As of October 25, 2012, there were 452,066,005 shares of the registrant’s $1.00 par value common stock outstanding.

HCP, INC.

HCP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2012	2011

ASSETS
Real estate:
Buildings and improvements	$9,069,420	$8,822,653
Development costs and construction in progress	229,543	190,590
Land	1,724,563	1,723,601
Accumulated depreciation and amortization	(1,662,116)	(1,452,688)
Net real estate	9,361,410	9,284,156

Net investment in direct financing leases	6,843,249	6,727,777
Loans receivable, net	240,929	110,253
Investments in and advances to unconsolidated joint ventures	217,092	224,052
Accounts receivable, net of allowance of $1,498 and $1,341, respectively	31,763	26,681
Cash and cash equivalents	96,476	33,506
Restricted cash	43,428	41,553
Intangible assets, net	382,321	372,390
Assets held for sale, net	91,226	102,649
Other assets, net	771,442	485,458
Total assets	$18,079,336	$17,408,475
LIABILITIES AND EQUITY
Bank line of credit	$—	$454,000
Term loan	221,214	—
Senior unsecured notes	5,913,690	5,416,063
Mortgage debt	1,684,514	1,715,039
Liabilities related to assets held for sale, net	5,649	55,897
Other debt	84,580	87,985
Intangible liabilities, net	105,191	117,777
Accounts payable and accrued liabilities	270,843	275,478
Deferred revenue	65,802	65,614
Total liabilities	8,351,483	8,187,853

Commitments and contingencies

Preferred stock, $1.00 par value: aggregate liquidation preference of $295.5 million as of December 31, 2011	—	285,173
Common stock, $1.00 par value: 750,000,000 shares authorized; 429,980,165 and 408,629,444 shares issued and outstanding, respectively	429,980	408,629
Additional paid-in capital	10,185,982	9,383,536
Cumulative dividends in excess of earnings	(1,081,317)	(1,024,274)
Accumulated other comprehensive loss	(16,646)	(19,582)
Total stockholders’ equity	9,517,999	9,033,482

Joint venture partners	14,884	16,971
Non-managing member unitholders	194,970	170,169
Total noncontrolling interests	209,854	187,140
Total equity	9,727,853	9,220,622
Total liabilities and equity	$18,079,336	$17,408,475

See accompanying Notes to Condensed Consolidated Financial Statements.

HCP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Rental and related revenues	$249,409	$250,809	$736,645	$758,322
Tenant recoveries	23,425	23,879	69,656	69,764
Resident fees and services	36,076	11,974	107,824	15,314
Income from direct financing leases	155,834	153,496	465,345	310,553
Interest income	10,278	577	12,313	99,199
Investment management fee income	460	494	1,423	1,605
Total revenues	475,482	441,229	1,393,206	1,254,757

Costs and expenses:
Interest expense	103,513	103,459	309,875	315,695
Depreciation and amortization	88,686	86,672	259,039	265,742
Operating	72,667	57,662	210,083	151,103
General and administrative	19,443	19,647	54,356	76,471
Impairments	7,878	15,400	7,878	15,400
Total costs and expenses	292,187	282,840	841,231	824,411

Other income (expense), net	770	(772)	2,233	17,056

Income before income taxes and equity income from unconsolidated joint ventures	184,065	157,617	554,208	447,402
Income taxes	598	(5)	1,131	(289)
Equity income from unconsolidated joint ventures	13,396	17,050	42,803	32,798
Income from continuing operations	198,059	174,662	598,142	479,911

Discontinued operations:
Income (loss) before gain on sales of real estate, net of income taxes	984	809	(416)	3,796
Gain on sales of real estate, net of income taxes	—	—	2,856	—
Total discontinued operations	984	809	2,440	3,796

Net income	199,043	175,471	600,582	483,707
Noncontrolling interests’ share in earnings	(2,935)	(3,276)	(9,070)	(12,660)
Net income attributable to HCP, Inc.	196,108	172,195	591,512	471,047
Preferred stock dividends	—	(5,282)	(17,006)	(15,848)
Participating securities’ share in earnings	(479)	(546)	(2,154)	(1,893)
Net income applicable to common shares	$195,629	$166,367	$572,352	$453,306

Basic earnings per common share:
Continuing operations	$0.45	$0.41	$1.36	$1.14
Discontinued operations	0.01	—	—	0.01
Net income applicable to common shares	$0.46	$0.41	$1.36	$1.15
Diluted earnings per common share:
Continuing operations	$0.45	$0.41	$1.36	$1.13
Discontinued operations	—	—	—	0.01
Net income applicable to common shares	$0.45	$0.41	$1.36	$1.14
Weighted average shares used to calculate earnings per common share:
Basic	429,557	407,081	420,049	395,258
Diluted	430,778	408,646	421,404	397,013

Dividends declared per common share	$0.50	$0.48	$1.50	$1.44

See accompanying Notes to Condensed Consolidated Financial Statements.

HCP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income	$199,043	$175,471	$600,582	$483,707

Other comprehensive income (loss):
Unrealized gains (losses) on securities	5,374	(11,483)	5,716	(10,152)
Change in net unrealized gains (losses) on cash flow hedges:
Unrealized losses	(2,734)	(3,051)	(3,513)	(4,092)
Reclassification adjustment realized in net income	129	96	308	(1,122)
Change in Supplemental Executive Retirement Plan obligation	46	34	136	100
Foreign currency translation adjustment	243	(246)	289	20
Total other comprehensive income (loss)	3,058	(14,650)	2,936	(15,246)

Total comprehensive income	202,101	160,821	603,518	468,461
Total comprehensive income attributable to noncontrolling interests	(2,935)	(3,276)	(9,070)	(12,660)
Total comprehensive income attributable to HCP, Inc.	$199,166	$157,545	$594,448	$455,801

See accompanying Notes to Condensed Consolidated Financial Statements.

HCP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

(Unaudited)

						Cumulative	Accumulated
					Additional	Dividends	Other	Total	Total
	Preferred Stock		Common Stock		Paid-In	In Excess	Comprehensive	Stockholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Of Earnings	Income (Loss)	Equity	Interests	Equity
January 1, 2012	11,820	$285,173	408,629	$408,629	$9,383,536	$(1,024,274)	$(19,582)	$9,033,482	$187,140	$9,220,622
Net income	—	—	—	—	—	591,512	—	591,512	9,070	600,582
Other comprehensive income	—	—	—	—	—	—	2,936	2,936	—	2,936
Preferred stock redemption	(11,820)	(285,173)	—	—	—	(10,327)	—	(295,500)	—	(295,500)
Issuance of common stock, net	—	—	19,096	19,096	744,412	—	—	763,508	(2,438)	761,070
Repurchase of common stock	—	—	(196)	(196)	(7,971)	—	—	(8,167)	—	(8,167)
Exercise of stock options	—	—	2,451	2,451	49,058	—	—	51,509	—	51,509
Amortization of deferred compensation	—	—	—	—	16,947	—	—	16,947	—	16,947
Preferred dividends	—	—	—	—	—	(6,679)	—	(6,679)	—	(6,679)
Common dividends ($1.50 per share)	—	—	—	—	—	(631,549)	—	(631,549)	—	(631,549)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(11,759)	(11,759)
Noncontrolling interests in acquisitions	—	—	—	—	—	—	—	—	27,432	27,432
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	826	826
Purchase of noncontrolling interests	—	—	—	—	—	—	—	—	(417)	(417)
September 30, 2012	—	$—	429,980	$429,980	$10,185,982	$(1,081,317)	$(16,646)	$9,517,999	$209,854	$9,727,853

						Cumulative	Accumulated
					Additional	Dividends	Other	Total	Total
	Preferred Stock		Common Stock		Paid-In	In Excess	Comprehensive	Stockholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Of Earnings	Income (Loss)	Equity	Interests	Equity
January 1, 2011	11,820	$285,173	370,925	$370,925	$8,089,982	$(775,476)	$(13,237)	$7,957,367	$188,680	$8,146,047
Net income	—	—	—	—	—	471,047	—	471,047	12,660	483,707
Other comprehensive loss	—	—	—	—	—	—	(15,246)	(15,246)	—	(15,246)
Issuance of common stock, net	—	—	36,256	36,256	1,254,609	—	—	1,290,865	(2,533)	1,288,332
Repurchase of common stock	—	—	(135)	(135)	(4,805)	—	—	(4,940)	—	(4,940)
Exercise of stock options	—	—	733	733	18,758	—	—	19,491	—	19,491
Amortization of deferred compensation	—	—	—	—	15,286	—	—	15,286	—	15,286
Preferred dividends	—	—	—	—	—	(15,848)	—	(15,848)	—	(15,848)
Common dividends ($1.44 per share)	—	—	—	—	—	(570,200)	—	(570,200)	—	(570,200)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(11,001)	(11,001)
Noncontrolling interests in acquisitions	—	—	—	—	—	—	—	—	1,500	1,500
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	14,028	14,028
Purchase of noncontrolling interests	—	—	—	—	(20,045)	—	—	(20,045)	(14,059)	(34,104)
September 30, 2011	11,820	$285,173	407,779	$407,779	$9,353,785	$(890,477)	$(28,483)	$9,127,777	$189,275	$9,317,052

See accompanying Notes to Condensed Consolidated Financial Statements.

HCP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$600,582	$483,707
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate, in-place lease and other intangibles:
Continuing operations	259,039	265,742
Discontinued operations	7,300	4,286
Amortization of above and below market lease intangibles, net	(1,855)	(3,271)
Amortization of deferred compensation	16,947	15,286
Amortization of deferred financing costs, net	12,415	22,118
Straight-line rents	(33,608)	(46,936)
Loan and direct financing lease interest accretion	(71,923)	(65,973)
Deferred rental revenues	1,101	(1,284)
Equity income from unconsolidated joint ventures	(42,803)	(32,798)
Distributions of earnings from unconsolidated joint ventures	2,775	2,462
Gain on sales of real estate	(2,856)	—
Gain upon consolidation of joint venture	—	(7,769)
Gain upon settlement of loans receivable	—	(22,812)
Derivative (gains) losses, net	43	(1,226)
Impairments	7,878	15,400
Changes in:
Accounts receivable, net	(5,082)	3,206
Other assets	(7,303)	28,631
Accounts payable and accrued liabilities	(21,697)	(71,848)
Net cash provided by operating activities	720,953	586,921
Cash flows from investing activities:
Cash used in the HCR ManorCare Acquisition, net of cash acquired	—	(4,026,556)
Cash used in the HCP Ventures II purchase, net of cash acquired	—	(135,550)
Other acquisitions of real estate	(172,380)	(113,462)
Development of real estate	(87,119)	(57,167)
Leasing costs and tenant and capital improvements	(42,817)	(31,772)
Proceeds from sales of real estate, net	7,238	—
Purchase of an interest in unconsolidated joint ventures	—	(95,000)
Distributions in excess of earnings from unconsolidated joint ventures	2,051	1,936
Purchase of marketable securities	(214,859)	(22,449)
Principal repayments on loans receivable	4,660	303,867
Investments in loans receivable	(145,597)	(363,337)
Increase in restricted cash	(1,875)	(11,532)
Net cash used in investing activities	(650,698)	(4,551,022)
Cash flows from financing activities:
Net borrowings (repayments) under bank line of credit	(454,000)	375,000
Borrowings under term loan	214,789	—
Repayments of mortgage debt	(109,569)	(152,517)
Issuance of senior unsecured notes	750,000	2,400,000
Repayment of senior unsecured notes	(250,000)	(292,265)
Deferred financing costs	(18,256)	(43,716)
Preferred stock redemption	(295,500)	—
Net proceeds from the issuance of common stock and exercise of options	804,412	1,302,883
Dividends paid on common and preferred stock	(638,228)	(586,048)
Issuance of noncontrolling interests	826	14,028
Purchase of noncontrolling interests	—	(34,104)
Distributions to noncontrolling interests	(11,759)	(11,001)
Net cash provided by (used in) financing activities	(7,285)	2,972,260
Net increase (decrease) in cash and cash equivalents	62,970	(991,841)
Cash and cash equivalents, beginning of period	33,506	1,036,701
Cash and cash equivalents, end of period	$96,476	$44,860

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

The condensed consolidated financial statements include the accounts of HCP, its wholly-owned subsidiaries and joint ventures or variable interest entities (“VIEs”) that it controls through voting rights or other means. Intercompany transactions and balances have been eliminated upon consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been included. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The accompanying unaudited interim financial information should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K, as amended, filed with the U.S. Securities and Exchange Commission (“SEC”).

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

Foreign Currency Translation and Transactions

Assets and liabilities denominated in foreign currencies that are translated into U.S. dollars use exchange rates in effect at the end of the period, and revenues and expenses denominated in foreign currencies that are translated into U.S. dollars use average rates of exchange in effect during the related period. Gains or losses resulting from translation are included in accumulated other comprehensive income, a component of stockholders’ equity on the condensed consolidated balance sheets. Gains or losses resulting from foreign currency transactions are translated into U.S. dollars at the rates of exchange prevailing at the dates of the transactions. The effects of transaction gains or losses are included in other income (expense), net in the condensed consolidated statements of income.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2012-01, Continuing Care Retirement Communities—Refundable Advance Fees (“ASU 2012-01”). This update clarifies the situations in which recognition of deferred revenue for refundable advance fees is appropriate. ASU 2012-01 is effective for fiscal years beginning after December 15, 2012. The Company does not expect the adoption of ASU 2012-01 on January 1, 2013 to have a material impact on its consolidated financial position or results of operations.

In July 2012, the FASB issued Accounting Standards Update No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). The amendments in this update provide an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. ASU 2012-02 is effective for fiscal years and interim periods beginning after September 15, 2012. The Company does not expect the adoption of ASU 2012-02 on January 1, 2013 to have an impact on its consolidated financial position or results of operations.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). The amendments in this update result in additional fair value measurement and disclosure requirements within U.S. GAAP and International Financial Reporting Standards. The amendments update the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The adoption of ASU 2011-04 on January 1, 2012 did not have an impact on the Company’s consolidated financial position or results of operations.

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

The assets and liabilities of the Company’s investments related to HCR ManorCare and the related results of operations are included in the condensed consolidated financial statements from the April 7, 2011 acquisition date. From the acquisition date to September 30, 2011, the Company recognized revenues and earnings from its investments related to HCR ManorCare of $270.4 million and $301.5 million, respectively.

See Note 8 for additional information regarding the Company’s investment related to HCR ManorCare.

Pro Forma Results of Operations

The following unaudited pro forma consolidated results of operations assume that the HCR ManorCare Acquisition, including the Company’s equity interest in HCR ManorCare, was completed as of January 1, 2011 (in thousands, except per share amounts):

Nine Months Ended September 30, 2011
Revenues	$1,351,574
Net income	590,333
Net income applicable to HCP, Inc.	577,673

Basic earnings per common share	$1.38
Diluted earnings per common share	1.38

(4)         Other Real Estate Property Investments

A summary of real estate acquisitions for the nine months ended September 30, 2012 follows (in thousands):

	Consideration				Assets Acquired
Segment	Cash Paid	Debt and Other Liabilities Assumed	Noncontrolling Interest		Real Estate	Net Intangibles
Medical office	$157,556	$35,120	$27,346	(1)	$170,443	$49,579
Life science	7,964	—	86		7,580	470
Senior housing	3,860	—	—		3,541	319
Hospital	3,000	—	—		3,000	—
	$172,380	$35,120	$27,432		$184,564	$50,368

(1)          Represents non-managing member limited liability company units.

During the nine months ended September 30, 2012, the Company funded an aggregate of $126 million for construction, tenant and other capital improvement projects, primarily in its life science and medical office segments.

A summary of real estate acquisitions for the nine months ended September 30, 2011 follows (in thousands):

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

(5)         Dispositions of Real Estate and Discontinued Operations

During the nine months ended September 30, 2012, the Company sold a medical office building for $7 million.

At September 30, 2012, properties classified as held for sale included two senior housing facilities with an aggregate carrying value of $91.2 million. At September 30, 2011, properties classified as held for sale included five senior housing facilities and a medical office building, with a combined aggregate carrying value of $102.6 million.

The following table summarizes operating income from discontinued operations (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Rental and related revenues	$2,844	$3,443	$8,816	$10,326

Depreciation and amortization expenses	1,453	1,884	7,300	4,286
Operating expenses	4	10	26	36
Other expense, net	403	740	1,906	2,208
Income (loss)	$984	$809	$(416)	$3,796
Gain on sales of real estate, net of income taxes	$—	$—	$2,856	$—

Number of properties included in discontinued operations	2	6	3	6

(6)         Net Investment in Direct Financing Leases

On April 7, 2011, the Company completed the acquisition of 334 HCR ManorCare properties subject to a single master lease that the Company classified as a direct financing lease (“DFL”). See discussion of the HCR ManorCare Acquisition in Note 3.

The components of net investment in DFLs consisted of the following (dollars in thousands):

	September 30,	December 31,
	2012	2011
Minimum lease payments receivable(1)	$25,350,888	$25,744,161
Estimated residual values	4,010,514	4,010,514
Less unearned income	(22,518,153)	(23,026,898)
Net investment in direct financing leases	$6,843,249	$6,727,777
Properties subject to direct financing leases	361	361

(1)          The minimum lease payments receivable are primarily attributable to HCR ManorCare ($24.2 billion and $24.5 billion at September 30, 2012 and December 31, 2011, respectively). The triple-net master lease with HCR ManorCare provides for annual rent of $489 million beginning April 1, 2012. The rent increases by 3.5% per year over the next four years and by 3% for the remaining portion of the initial lease term. The properties are grouped into four pools, and HCR ManorCare has a one-time extension option for each pool with rent increased for the first year of the extension option to the greater of fair market rent or a 3% increase over the rent for the prior year. Including the extension options, which the Company determined to be bargain renewal options, the four leased pools had total initial available terms ranging from 23 to 35 years.

Certain of the non-HCR ManorCare leases contain provisions that allow the tenants to elect to purchase the properties during or at the end of the lease terms for the aggregate initial investment amount plus adjustments, if any, as defined in the lease agreements. Certain leases also permit the Company to require the tenants to purchase the properties at the end of the lease terms.

(7)         Loans Receivable

The following table summarizes the Company’s loans receivable (in thousands):

	September 30, 2012			December 31, 2011
	Real Estate Secured	Other Secured	Total	Real Estate Secured	Other Secured	Total
Mezzanine	$—	$183,253	$183,253	$—	$90,148	$90,148
Other	74,413	—	74,413	35,643	—	35,643
Unamortized discounts, fees and costs	(255)	(3,072)	(3,327)	(1,040)	(1,088)	(2,128)
Allowance for loan losses	—	(13,410)	(13,410)	—	(13,410)	(13,410)
	$74,158	$166,771	$240,929	$34,603	$75,650	$110,253

Tandem Health Care Loan

On July 31, 2012, the Company closed a mezzanine loan facility to lend up to $205 million to Tandem Health Care (“Tandem”), an affiliate of Formation Capital, as part of the recapitalization of a post-acute/skilled nursing portfolio. The Company funded $100 million (the “First Tranche”) at closing and expects to fund an additional $105 million (the “Second Tranche”) between March 2013 and August 2013. The Second Tranche will be used to repay debt senior to the Company’s loan. The loan is subordinate to $400 million in senior mortgage debt and $137 million in senior mezzanine debt. The loan bears interest at a fixed rate of 12% and 14% per annum for the First and Second Tranche, respectively. The facility will have a total term of up to 63 months from the initial closing.

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

The Company valued the cash payments and other consideration received through the 2012 Agreement (after reducing the consideration by $0.5 million for related legal expenses) at $6.9 million, which the Company applied to the carrying value of the loan, reducing the balance to $68.8 million as of September 30, 2012 from its balance of $75.7 million as of December 31, 2011. During the nine months ended September 30, 2011, the Company received cash payments from the Borrower of $2.1 million. At September 30, 2012, the Company believes that the fair value of the collateral supporting this loan is in excess of the loan’s carrying value.

Subsequent to September 30, 2012, Delphis closed on the sale of one of the primary collateral assets for the loan, and the Company received $9.7 million in sales proceeds, net of an incentive payment provided for in the 2012 Agreement, which net proceeds were applied to reduce the principal balance of the loan to $59.1 million as of October 2012.

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

In accordance with the accounting guidance applicable to acquisitions of the partner’s ownership interests that result in consolidation of previously unconsolidated entities, the Company recorded all of the assets and liabilities of HCP Ventures II at fair value as of the acquisition date. The Company utilized relevant market data and valuation techniques to determine the acquisition date fair value for HCP Ventures II. Relevant market data and valuation techniques included, but were not limited to, market data comparables for capitalization and discount rates, credit spreads, property specific building cost information and cash flow assumptions. The market data comparables utilized in the Company’s valuation model were based on information that it believes to be within a reasonable range of the then current market transactions.

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

Summary of Unconsolidated Joint Venture Information

The Company owns interests in the following entities that are accounted for under the equity method at September 30, 2012 (dollars in thousands):

Entity(1)	Properties/Segment	Investment(2)	Ownership%
HCR ManorCare	post-acute/skilled nursing operations	$94,358	9.4(3)
HCP Ventures III, LLC	13 medical office	7,774	30
HCP Ventures IV, LLC	54 medical office and 4 hospital	33,071	20
HCP Life Science(4)	4 life science	67,263	50-63
Horizon Bay Hyde Park, LLC	1 senior housing	6,927	72
Suburban Properties, LLC	1 medical office	7,508	67
Advances to unconsolidated joint ventures, net		191
		$217,092
Edgewood Assisted Living Center, LLC	1 senior housing	$(449)	45
Seminole Shores Living Center, LLC	1 senior housing	(737)	50
		$(1,186)

(1)          These entities are not consolidated because the Company does not control, through voting rights or other means, the joint ventures. See Note 2 to the Consolidated Financial Statements for the year ended December 31, 2011 in the Company’s Annual Report on Form 10-K, as amended, filed with the SEC regarding the Company’s policy on consolidation.

(2)          Represents the carrying value of the Company’s investment in the unconsolidated joint venture. See Note 2 to the Consolidated Financial Statements for the year ended December 31, 2011 in the Company’s Annual Report on Form 10-K, as amended, filed with the SEC regarding the Company’s policy for accounting for joint venture interests.

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

Summarized combined financial information for the Company’s unconsolidated joint ventures follows (in thousands):

	September 30,	December 31,
	2012	2011
Real estate, net	$3,751,592	$3,806,187
Goodwill	2,736,400	2,736,400
Other assets, net	3,019,757	3,061,290
Total assets	$9,507,749	$9,603,877

Capital lease obligations and other debt	$6,014,200	$5,976,500
Mortgage debt	887,956	895,243
Accounts payable	954,622	1,083,581
Other partners’ capital	1,467,292	1,465,536
HCP’s capital(1)	183,679	183,017
Total liabilities and partners’ capital	$9,507,749	$9,603,877

(1)          The combined basis difference of the Company’s investments in these joint ventures of $32 million, as of September 30, 2012, is primarily attributable to goodwill, real estate, capital lease obligations, deferred tax assets and lease related net intangibles.

	Three Months Ended September 30,		Nine Months Ended September 30,(1)
	2012	2011	2012	2011(2)
Total revenues	$1,057,567	$1,123,742	$3,196,086	$2,174,711
Net income (loss)	(8,851)	31,076	8,416	9,198
HCP’s share in earnings (3)	13,396	17,050	42,803	32,798
Fees earned by HCP	460	494	1,423	1,605
Distributions received by HCP	1,419	1,271	4,826	4,398

(1)          Beginning April 7, 2011, includes the financial information of HCR ManorCare, in which the Company acquired an interest for $95 million that represented a 9.9% equity interest at closing.

(2)          Includes the financial information of HCP Ventures II, which was consolidated on January 14, 2011.

(3)          The Company’s joint venture interest in HCR ManorCare is accounted for using the equity method and results in an ongoing reduction of DFL income, proportional to HCP’s ownership in HCR ManorCare. The Company recorded a reduction of $14.9 million and $44.4 million for the three and nine months ended September 30, 2012, respectively, and a reduction of $14.4 million and $27.7 million for the three and nine months ended September 30, 2011. Further, the Company’s share of earnings from HCR ManorCare (equity income) increases for the corresponding reduction of related lease expense recognized at the HCR ManorCare level.

(9)         Intangibles

At September 30, 2012 and December 31, 2011, intangible lease assets, comprised of lease-up intangibles, above market tenant lease intangibles and below market ground lease intangibles, were $607.6 million and $571.5 million, respectively. At September 30, 2012 and December 31, 2011, the accumulated amortization of intangible assets was $225.3 million and $199.1 million, respectively.

At September 30, 2012 and December 31, 2011, intangible lease liabilities, comprised of below market lease intangibles and above market ground lease intangible liabilities were $194.0 million and $208.2 million, respectively. At September 30, 2012 and December 31, 2011, the accumulated amortization of intangible liabilities was $88.8 million and $90.4 million, respectively.

(10) Other Assets

The Company’s other assets consisted of the following (in thousands):

	September 30,	December 31,
	2012	2011
Straight-line rent assets, net of allowance of $32,940 and $34,457, respectively	$299,754	$266,620
Marketable debt securities(1)	221,018	—
Leasing costs, net	93,619	92,288
Deferred financing costs, net	40,782	35,649
Goodwill	50,346	50,346
Marketable equity securities	22,769	17,053
Other(2)	43,154	23,502
Total other assets	$771,442	$485,458

(1)          Represents £136.8 million of Four Seasons senior unsecured notes translated into U.S. dollars as of September 30, 2012 (see below for additional information).

(2)          Includes a $5.4 million allowance for losses related to accrued interest receivable on the Delphis loan, which accrued interest is included in other assets. At both September 30, 2012 and December 31, 2011, the carrying value of interest accrued related to the Delphis loan was zero. See Note 7 for additional information about the Delphis loan and the related impairment.

The marketable equity securities are classified as available-for-sale and had a fair value and adjusted cost basis of $22.8 million and $17.1 million, respectively, at September 30, 2012. At December 31, 2011, the fair value and adjusted cost basis of the marketable equity securities were both $17.1 million.

Four Seasons Health Care Senior Unsecured Notes

On June 28, 2012, the Company purchased senior unsecured notes with an aggregate par value of £138.5 million at a discount for £136.8 million ($214.9 million). The notes are issued by Elli Investments Limited, a subsidiary of Terra Firma, a European private equity firm, as part of its financing for the acquisition of Four Seasons Health Care, an elderly and specialist care provider in the United Kingdom. The notes mature in June 2020 and are non-callable through June 2016. The notes bear interest on their par value at a fixed rate of 12.25% per annum, with an original issue discount resulting in a yield to maturity of 12.5%. This investment is financed by a GBP denominated unsecured term loan that is discussed in Note 11. These senior unsecured notes are accounted for as marketable debt securities and classified as held-to-maturity.

(11) Debt

Bank Line of Credit and Term Loan

On March 27, 2012, the Company executed an amendment to its existing $1.5 billion unsecured revolving line of credit facility (the “Facility”). This amendment reduces the cost to the Company of the Facility (lower borrowing rate and facility fee) and extends the Facility’s maturity by one additional year to March 2016. The Facility contains a one-year extension option. Borrowings under this Facility accrue interest at LIBOR plus a margin that depends on the Company’s debt ratings. The Company pays a facility fee on the entire revolving commitment that depends upon its debt ratings. Based on the Company’s debt ratings at September 30, 2012, the margin on the Facility was 1.075%, and the facility fee was 0.175%. The Company has the right to increase the commitments under the Facility by an aggregate amount of up to $500 million, subject to customary conditions. At September 30, 2012, the Company had had no balance outstanding under this Facility.

On July 30, 2012, the Company entered into a credit agreement with a syndicate of banks for a £137 million ($221 million at September 30, 2012) four-year unsecured term loan (the “Term Loan”) that accrues interest at a rate of GBP LIBOR plus 1.20%, based on the Company’s current debt ratings. Concurrent with the closing of the Term Loan, the Company entered into a four-year interest rate swap contract that fixes the interest rate of the Term Loan at 1.81%, subject to adjustments based on the Company’s debt ratings. The Term Loan contains a one-year committed extension option and covenants similar to those in the Facility.

The Facility and Term Loan contain certain financial restrictions and other customary requirements, including cross-default provisions to other indebtedness. Among other things, these covenants, using terms defined in the agreements (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit the ratio of Secured Debt to Consolidated Total Asset Value to 30%, (iii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 60%, (iv) require a minimum Fixed Charge Coverage ratio of 1.5 times and (v) require a formula-determined Minimum Consolidated Tangible Net Worth of $8.3 billion at September 30, 2012. At September 30, 2012, the Company was in compliance with each of these restrictions and requirements of the Facility and Term Loan.

Senior Unsecured Notes

At September 30, 2012, the Company had senior unsecured notes outstanding with an aggregate principal balance of $5.9 billion. At September 30, 2012, interest rates on the notes ranged from 1.29% to 7.07% with a weighted average effective interest rate of 5.40% and a weighted average maturity of 6.11 years. Discounts and premiums are amortized to interest expense over the term of the related senior unsecured notes. The senior unsecured notes contain certain covenants including limitations on debt, cross-acceleration provisions and other customary terms. The Company believes it was in compliance with these covenants at September 30, 2012.

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

On January 23, 2012, the Company issued $450 million of 3.75% senior unsecured notes due in 2019. The notes were priced at 99.523% of the principal amount with an effective yield to maturity of 3.83%; net proceeds from the offering were $444 million.

On September 15, 2011, the Company repaid $292 million of maturing senior unsecured notes, which accrued interest at a rate of 4.82%. The senior unsecured notes were repaid with funds available under the Facility.

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

Mortgage Debt

At September 30, 2012, the Company had $1.7 billion in aggregate principal amount of mortgage debt outstanding that is secured by 137 healthcare facilities (including redevelopment properties) with a carrying value of $2.1 billion. At September 30, 2012, interest rates on the mortgage debt ranged from 1.54% to 8.69% with a weighted average effective interest rate of 6.14% and a weighted average maturity of 3.80 years.

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

Other Debt

At September 30, 2012, the Company had $85 million of non-interest bearing life care bonds at two of its continuing care retirement communities and non-interest bearing occupancy fee deposits at two of its senior housing facilities, all of which were payable to certain residents of the facilities (collectively, “Life Care Bonds”). At September 30, 2012, $28 million of the Life Care Bonds were refundable to the residents upon the resident moving out or to their estate upon death, and $57 million of the Life Care Bonds were refundable after the unit is successfully remarketed to a new resident.

Debt Maturities

The following table summarizes the Company’s stated debt maturities and scheduled principal repayments at September 30, 2012 (in thousands):

Year	Term Loan(1)	Senior Unsecured Notes	Mortgage Debt	Total(2)
2012 (Three months)	$—	$—	$8,715	$8,715
2013	—	550,000	320,207	870,207
2014	—	487,000	184,495	671,495
2015	—	400,000	304,761	704,761
2016	221,214	900,000	293,175	1,414,389
Thereafter	—	3,600,000	584,762	4,184,762
	221,214	5,937,000	1,696,115	7,854,329
(Discounts) and premiums, net	—	(23,310)	(11,601)	(34,911)
	$221,214	$5,913,690	$1,684,514	$7,819,418

(1)              Represents £137 million translated into U.S. dollars as of September 30, 2012.

(2)              Excludes $85 million of other debt that represents the Life Care Bonds that have no scheduled maturities.

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

The following table provides information regarding the Company’s concentration with respect to certain operators; the information provided is presented for the gross assets and revenues that are associated with certain operators as percentages of the respective segment’s and total Company’s gross assets and revenues:

Segment Concentrations:

	Percentage of Senior Housing Gross Assets		Percentage of Senior Housing Revenues		Percentage of Senior Housing Revenues
	September 30,	December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
Operators	2012	2011	2012	2011	2012	2011
HCR ManorCare(1)	14%	14%	12%	13%	12%	9%
Brookdale Senior Living(2)	14	14	14	16	14	17
Emeritus Corporation	18	19	20	23	21	25
Sunrise Senior Living(3)	22	22	16	18	16	21

	Percentage of Post-Acute/ Skilled Nursing Gross Assets		Percentage of Post-Acute/ Skilled Nursing Revenues		Percentage of Post-Acute/ Skilled Nursing Revenues
	September 30,	December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
Operators	2012	2011	2012	2011	2012	2011
HCR ManorCare(1)	89%	94%	87%	93%	91%	80%

Total Company Concentrations:

	Percentage of Total Company Gross Assets		Percentage of Total Company Revenues		Percentage of Total Company Revenues
	September 30,	December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
Operators	2012	2011	2012	2011	2012	2011
HCR ManorCare(1)	34%	35%	30%	32%	31%	22%
Brookdale Senior Living(2)	4	5	5	5	5	5
Emeritus Corporation	6	6	7	7	7	7
Sunrise Senior Living(3)	7	7	5	6	5	6

(1)          On April 7, 2011, the Company completed the acquisition of HCR ManorCare’s real estate assets, which included the settlement of the Company’s HCR ManorCare debt investments, see Notes 3 and 7 for additional information.

(2)          As of September 30, 2012 and December 31, 2011, Brookdale Senior Living (“Brookdale”) percentages exclude $685.4 and $682.7 million, respectively, of senior housing assets related to 21 senior housing facilities that Brookdale operates (beginning September 1, 2011) on the Company’s behalf under a RIDEA structure. Assuming that these assets were attributable to Brookdale, the percentage of segment and total assets for Brookdale would be 25% and 8%, respectively, as of September 30, 2012. Assuming that these assets were attributable to Brookdale, the percentage of segment and total assets for Brookdale would be 26% and 9%, respectively, as of December 31, 2011. For the three and nine months ended September 30, 2012, Brookdale percentages exclude $36.1 million and $106.8 million, respectively, of senior housing revenues related to these facilities. Assuming that these revenues were attributable to Brookdale, the percentage of segment and total revenues for Brookdale would be 38% and 12% respectively, for both the three months and nine months ended September 30, 2012.

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

Under the provisions of RIDEA, a REIT may lease “qualified healthcare properties” on an arm’s length basis to a taxable REIT subsidiary if the property is operated on behalf of such subsidiary by a person who qualifies as an “eligible independent contractor.” The three months ended September 30, 2012 include $36.1 million and $24.1 million in revenues and operating expenses, respectively, and the nine months ended September 30, 2012 include $106.8 million and $67.5 million in revenues and operating expenses, respectively, as a result of reflecting the facility-level results for the 21 RIDEA facilities operated by Brookdale beginning September 1, 2011.

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

Credit Enhancement Guarantee

Certain of the Company’s senior housing facilities serve as collateral for $119 million of debt (maturing May 1, 2025) that is owed by a previous owner of the facilities. This indebtedness is guaranteed by the previous owner who has an investment grade credit rating. These senior housing facilities, which are classified as DFLs, had a carrying value of $374 million as of September 30, 2012.

(13) Equity

Preferred Stock

On April 23, 2012, the Company redeemed all of its outstanding preferred stock consisting of 4,000,000 shares of its 7.25% Series E preferred stock and the 7,820,000 shares of its 7.10% Series F preferred stock. The shares of Series E and Series F preferred stock were redeemed at a price of $25.00 per share, or $295.5 million in aggregate, plus all accrued and unpaid dividends to the redemption date. As a result of the redemption, which was announced on March 22, 2012, the Company incurred a charge of $10.4 million related to the original issuance costs of the preferred stock (this charge is presented as an additional preferred stock dividend in the Company’s consolidated income statements).

On January 26, 2012, the Company announced that its Board declared a quarterly cash dividend of $0.45313 per share on its Series E cumulative redeemable preferred stock and $0.44375 per share on its Series F cumulative redeemable preferred stock. These dividends were paid on March 30, 2012 to stockholders of record as of the close of business on March 15, 2012.

Common Stock

The following table lists the common stock cash dividends declared by the Company in 2012:

Declaration Date	Record Date	Amount Per Share	Dividend Payable Date
January 26	February 6	$0.50	February 22
April 26	May 7	0.50	May 22
July 26	August 6	0.50	August 21
October 25	November 5	0.50	November 20

In June 2012, the Company completed a $376 million offering of 8.97 million shares of common stock at a price of $41.88 per share, which proceeds were primarily used to repay $250 million of maturing senior unsecured notes, which accrued interest at a rate of 6.45%.

In March 2012, the Company completed a $359 million offering of 9.0 million shares of common stock at a price of $39.93 per share, which proceeds were primarily used to redeem all outstanding shares of the Company’s preferred stock.

In March 2011, the Company completed a $1.273 billion public offering of 34.5 million shares of common stock at a price of $36.90 per share. The Company received total net proceeds of $1.235 billion, which proceeds were used to fund the HCR ManorCare Acquisition. See Note 3 for additional information on the HCR ManorCare Acquisition.

The following is a summary of the Company’s other common stock issuances (shares in thousands):

	Nine Months Ended September 30,
	2012	2011
Dividend Reinvestment and Stock Purchase Plan	675	1,533
Conversion of DownREIT units(1)	72	30
Exercise of stock options	2,451	733
Vesting of restricted stock units(2)	385	228

(1)          Non-managing member LLC units.

(2)          Issued under the Company’s 2006 Performance Incentive Plan.

Accumulated Other Comprehensive Loss

The following is a summary of the Company’s accumulated other comprehensive loss (in thousands):

	September 30,	December 31,
	2012	2011
Unrealized gains on available for sale securities	$5,716	$—
Unrealized losses on cash flow hedges, net	(18,917)	(15,712)
Supplemental Executive Retirement Plan minimum liability	(2,658)	(2,794)
Cumulative foreign currency translation adjustment	(787)	(1,076)
Total accumulated other comprehensive loss	$(16,646)	$(19,582)

Noncontrolling Interests

At September 30, 2012, there were 4.4 million DownREIT units outstanding in five LLCs, for which the Company is the managing member. At September 30, 2012, the carrying and fair values of these DownREIT units were $195 million and $285 million, respectively.

(14) Segment Disclosures

The Company evaluates its business and makes resource allocations based on its five business segments: (i) senior housing, (ii) post-acute/skilled nursing, (iii) life science, (iv) medical office and (v) hospital. Under the senior housing, post-acute/skilled nursing, life science and hospital segments, the Company invests or co-invests primarily in single operator or tenant properties, through the acquisition and development of real estate, management of operations and by debt issued by operators in these sectors. Under the medical office segment, the Company invests or co-invests through the acquisition and development of medical office buildings (“MOBs”) that are leased under gross, modified gross or triple-net leases, generally to multiple tenants, and which generally require a greater level of property management. The accounting policies of the segments are the same as those described in Note 2 to the Consolidated Financial Statements for the year ended December 31, 2011 in the Company’s Annual Report on Form 10-K, as amended, filed with the SEC. There were no intersegment sales or transfers during the nine months ended September 30, 2012 and 2011. The Company evaluates performance based upon property net operating income from continuing operations (“NOI”), adjusted NOI and interest income of the combined investments in each segment.

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

Summary information for the reportable segments follows (in thousands):

For the three months ended September 30, 2012:

Segments	Rental Revenues(1)	Resident Fees and Services	Interest Income	Investment Management Fee Income	Total Revenues	NOI(2)	Adjusted NOI(2)
Senior housing	$114,856	$36,076	$876	$—	$151,808	$126,060	$113,592
Post-acute/skilled	135,508	—	9,135	—	144,643	135,354	116,898
Life science	71,194	—	—	1	71,195	59,403	56,341
Medical office	85,800	—	—	459	86,259	50,852	49,669
Hospital	21,310	—	267	—	21,577	20,408	19,950
Total	$428,668	$36,076	$10,278	$460	$475,482	$392,077	$356,450

For the three months ended September 30, 2011:

Segments	Rental Revenues(1)	Resident Fees and Services	Interest Income	Investment Management Fee Income	Total Revenues	NOI(2)	Adjusted NOI(2)
Senior housing	$122,849	$11,974	$42	$—	$134,865	$125,209	$112,755
Post-acute/skilled	132,392	—	287	—	132,679	132,148	112,881
Life science	71,093	—	—	1	71,094	57,860	52,785
Medical office	80,996	—	—	493	81,489	47,650	46,514
Hospital	20,854	—	248	—	21,102	19,629	19,065
Total	$428,184	$11,974	$577	$494	$441,229	$382,496	$344,000

For the nine months ended September 30, 2012:

Segments	Rental Revenues(1)	Resident Fees and Services	Interest Income	Investment Management Fee Income	Total Revenues	NOI(2)	Adjusted NOI(2)
Senior housing	$341,936	$107,824	$1,686	$—	$451,446	$379,834	$342,368
Post-acute/skilled	404,180	—	9,842	—	414,022	403,654	346,900
Life science	215,569	—	—	3	215,572	177,339	171,179
Medical office	246,661	—	—	1,420	248,081	148,030	144,272
Hospital	63,300	—	785	—	64,085	60,530	58,996
Total	$1,271,646	$107,824	$12,313	$1,423	$1,393,206	$1,169,387	$1,063,715

For the nine months ended September 30, 2011:

Segments	Rental Revenues(1)	Resident Fees and Services	Interest Income	Investment Management Fee Income	Total Revenues	NOI(2)	Adjusted NOI(2)
Senior housing	$355,496	$15,314	$49	$70	$370,929	$359,460	$319,393
Post-acute/skilled	265,377	—	98,167	—	363,544	265,059	228,034
Life science	215,045	—	—	3	215,048	176,384	159,544
Medical office	240,603	—	—	1,532	242,135	143,243	138,469
Hospital	62,118	—	983	—	63,101	58,704	56,863
Total	$1,138,639	$15,314	$99,199	$1,605	$1,254,757	$1,002,850	$902,303

(1)          Represents rental and related revenues, tenant recoveries, and income from DFLs.

(2)          NOI is a non-GAAP supplemental financial measure used to evaluate the operating performance of real estate. The Company defines NOI as rental and related revenues, including tenant recoveries, resident fees and services, and income from direct financing leases, less property level operating expenses. NOI excludes interest income, investment management fee income, interest expense, depreciation and amortization, general and administrative expenses, litigation settlement, impairments, impairment recoveries, other income (expense), net, income taxes, equity income from and impairments of investments in unconsolidated joint ventures, and discontinued operations. The Company believes NOI provides relevant and useful information because it reflects only income and operating expense items that are incurred at the property level and presents them on an unleveraged basis. Adjusted NOI is calculated as NOI after eliminating the effects of straight-line rents, DFL accretion, amortization of above and below market lease intangibles, and lease termination fees. Adjusted NOI is sometimes referred to as “cash NOI.” The Company uses NOI and adjusted NOI to make decisions about resource allocations and to assess and compare property level performance. The Company believes that net income is the most directly comparable GAAP measure to NOI. NOI should not be viewed as an alternative measure of operating performance to net income as defined by GAAP because it does not reflect the aforementioned excluded items. Further, the Company’s definition of NOI may not be comparable to the definition used by other REITs, as those companies may use different methodologies for calculating NOI.

The following is a reconciliation from reported net income to NOI and adjusted NOI (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$199,043	$175,471	$600,582	$483,707
Interest income	(10,278)	(577)	(12,313)	(99,199)
Investment management fee income	(460)	(494)	(1,423)	(1,605)
Interest expense	103,513	103,459	309,875	315,695
Depreciation and amortization	88,686	86,672	259,039	265,742
General and administrative	19,443	19,647	54,356	76,471
Impairments	7,878	15,400	7,878	15,400
Other (income) expense, net	(770)	772	(2,233)	(17,056)
Income taxes	(598)	5	(1,131)	289
Equity income from unconsolidated joint ventures	(13,396)	(17,050)	(42,803)	(32,798)
Total discontinued operations, net of income taxes	(984)	(809)	(2,440)	(3,796)
NOI	392,077	382,496	1,169,387	1,002,850
Straight-line rents	(11,821)	(14,024)	(33,608)	(46,936)
DFL accretion	(23,433)	(23,571)	(71,072)	(48,508)
Amortization of above and below market lease intangibles, net	(533)	(1,178)	(1,855)	(3,271)
Lease termination fees	(175)	(239)	(574)	(3,417)
NOI adjustments related to discontinued operations	335	516	1,437	1,585
Adjusted NOI	$356,450	$344,000	$1,063,715	$902,303

The Company’s total assets by segment were (in thousands):

	September 30,	December 31,
Segments	2012	2011
Senior housing	$5,867,914	$5,792,196
Post-acute/skilled nursing	6,057,501	5,644,472
Life science	3,928,661	3,886,851
Medical office	2,586,231	2,336,302
Hospital	760,222	757,618
Gross segment assets	19,200,529	18,417,439
Accumulated depreciation and amortization	(1,885,172)	(1,649,845)
Net segment assets	17,315,357	16,767,594
Real estate held for sale, net	91,226	102,649
Other non-segment assets	672,753	538,232
Total assets	$18,079,336	$17,408,475

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

At September 30, 2012, goodwill of $50 million was allocated to segment assets as follows: (i) senior housing—$31 million, (ii) post-acute/skilled nursing—$3 million, (iii) medical office—$11 million, and (iv) hospital—$5 million.

(15) Earnings Per Common Share

The following table illustrates the computation of basic and diluted earnings per share (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator
Income from continuing operations	$198,059	$174,662	$598,142	$479,911
Noncontrolling interests’ share in continuing operations	(2,935)	(3,276)	(9,070)	(12,660)
Income from continuing operations applicable to HCP, Inc.	195,124	171,386	589,072	467,251
Preferred stock dividends	—	(5,282)	(17,006)	(15,848)
Participating securities’ share in continuing operations	(479)	(546)	(2,154)	(1,893)
Income from continuing operations applicable to common shares	194,645	165,558	569,912	449,510
Discontinued operations	984	809	2,440	3,796
Net income applicable to common shares	$195,629	$166,367	$572,352	$453,306

Denominator
Basic weighted average common shares	429,557	407,081	420,049	395,258
Dilutive potential common shares	1,221	1,565	1,355	1,755
Diluted weighted average common shares	430,778	408,646	421,404	397,013

Basic earnings per common share
Income from continuing operations	$0.45	$0.41	$1.36	$1.14
Discontinued operations	0.01	—	—	0.01
Net income applicable to common shares	$0.46	$0.41	$1.36	$1.15

Diluted earnings per common share
Income from continuing operations	$0.45	$0.41	$1.36	$1.13
Discontinued operations	—	—	—	0.01
Net income applicable to common shares	$0.45	$0.41	$1.36	$1.14

Restricted stock and certain of the Company’s performance restricted stock units are considered participating securities, because dividend payments are not forfeited even if the underlying award does not vest, which require the use of the two-class method when computing basic and diluted earnings per share.

Options to purchase approximately 0.5 million and 1.1 million shares of common stock that had an exercise price (including deferred compensation expense) in excess of the average market price of the Company’s common stock during the three months ended September 30, 2012 and 2011, respectively, were not included in the Company’s earnings per share calculations because they are anti-dilutive. Restricted stock and performance restricted stock units representing 15,000 shares of common stock during the three months ended September 30, 2011 were not included because they are anti-dilutive. Additionally, 6.4 million shares issuable upon conversion of 4.4 million DownREIT units during the three months ended September 30, 2012 were not included because they are anti-dilutive. During the three months ended September 30, 2011, 5.9 million shares issuable upon conversion of 4.2 million DownREIT units were not included because they are anti-dilutive.

(16) Supplemental Cash Flow Information

The following table provides supplemental cash flow information (in thousands):

	Nine Months Ended September 30,
	2012	2011
Supplemental cash flow information:
Interest paid, net of capitalized interest	$339,190	$290,738
Income taxes paid	1,645	583
Capitalized interest	18,517	19,395
Supplemental schedule of non-cash investing activities:
Accrued construction costs	18,024	11,353
Settlement of loans receivable as consideration for the HCR ManorCare Acquisition	—	1,990,406
Supplemental schedule of non-cash financing activities:
Vesting of restricted stock units	385	228
Cancellation of restricted stock	6	(35)
Conversion of non-managing member units into common stock	2,398	2,533
Mortgages included in the consolidation of HCP Ventures II	—	635,182
Noncontrolling interests issued in connection with acquisitions	27,432	1,500
Mortgages and other liabilities assumed with other real estate acquisitions	35,120	57,869
Unrealized gains (losses) on available-for-sale securities and derivatives designated as cash flow hedges, net	2,203	(14,244)

See additional information regarding supplemental non-cash financing activities related to the HCR ManorCare transaction in Notes 3 and 7, the HCP Ventures II purchase in Note 8 and preferred stock redemption in Note 13.

(17) Variable Interest Entities

At September 30, 2012, the Company leased 48 properties to a total of seven VIE tenants and had an additional investment in a loan to a VIE borrower. The Company has determined that it is not the primary beneficiary of these VIEs. The carrying value and classification of the related assets, liabilities and maximum exposure to loss as a result of the Company’s involvement with these VIEs are presented below at September 30, 2012 (in thousands):

VIE Type	Maximum Loss Exposure(1)	Asset/Liability Type	Carrying Amount
VIE tenants—operating leases	$308,905	Lease intangibles, net and straight-line rent receivables	$15,122
VIE tenants—DFLs	1,132,359	Net investment in DFLs	597,792
Loan—senior secured	68,755	Loans receivable, net	68,755

(1)         The Company’s maximum loss exposure related to the VIE tenants represents the future minimum lease payments over the remaining term of the respective leases, which may be mitigated by re-leasing the properties to new tenants. The Company’s maximum loss exposure related to its loan to the VIE represents its current aggregate carrying amount.

As of September 30, 2012, the Company has not provided, and is not required to provide, financial support through a liquidity arrangement or otherwise, to its unconsolidated VIEs, including circumstances in which it could be exposed to further losses (e.g., cash shortfalls).

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

(18) Fair Value Measurements

The following table presents the Company’s fair value measurements of its financial assets and liabilities measured at fair value in the condensed consolidated balance sheets. Recognized gains and losses are recorded in other income (expense), net in the condensed consolidated income statements. During the nine months ended September 30, 2012, there were no transfers of financial assets or liabilities within the fair value hierarchy.

The financial assets and liabilities carried at fair value on a recurring basis at September 30, 2012 follow (in thousands):

Financial Instrument	Fair Value	Level 1	Level 2	Level 3
Marketable equity securities	$22,769	$22,769	$—	$—
Interest-rate swap liabilities(1)	(13,319)	—	(13,319)	—
Currency swap liabilities (1)	(2,317)	—	(2,317)	—
Warrants(1)	1,290	—	—	1,290
	$8,423	$22,769	$(15,636)	$1,290

(1)          Interest rate and currency swaps as well as common stock warrant fair values are determined based on observable and unobservable market assumptions utilizing standardized derivative pricing models.

(19) Disclosures About Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities are reasonable estimates of fair value because of the short-term maturities of these instruments. Fair value of loans receivable, bank line of credit, term loan, mortgage debt and other debt are based on rates currently prevailing for similar instruments with similar maturities. The fair value of the marketable debt securities, interest-rate and currency swap contracts as well as common stock warrants were determined based on observable and unobservable market assumptions using standardized pricing models. The fair values of the senior unsecured notes and marketable equity securities were determined utilizing market quotes.

The table below summarizes the carrying amounts and fair values of the Company’s financial instruments (in thousands):

	September 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Loans receivable, net(2)	$240,929	$252,032	$110,253	$111,073
Marketable debt securities(3)	221,018	221,018	—	—
Marketable equity securities(1)	22,769	22,769	17,053	17,053
Warrants(3)	1,290	1,290	1,334	1,334
Bank line of credit(2)	—	—	454,000	454,000
Term loan(2)	221,214	221,214	—	—
Senior unsecured notes(1)	5,913,690	6,623,609	5,416,063	5,819,304
Mortgage debt(2)	1,684,514	1,786,940	1,764,571	1,870,070
Other debt(2)	84,580	84,580	87,985	87,985
Interest-rate swap liabilities(2)	13,319	13,319	12,123	12,123
Currency swap liabilities(2)	2,317	2,317	—	—

(1)          Level 1: Fair value calculated based on quoted prices in active markets.

(2)          Level 2: Fair value based on quoted prices for similar or identical instruments in active or inactive markets, respectively, or calculated utilizing model-derived valuations in which significant inputs or value drivers are observable in active markets.

(3)          Level 3: Fair value determined based on significant unobservable market inputs using standardized derivative pricing models.

(20) Derivative Financial Instruments

The following table summarizes the Company’s outstanding interest-rate and foreign currency swap contracts as of September 30, 2012 (dollars in thousands):

Date Entered	Maturity Date	Hedge Designation	Fixed Rate/Buy Amount	Floating/Exchange Rate Index	Notional/ Sell Amount	Fair Value(1)
July 2005(2)	July 2020	Cash Flow	3.82%	BMA Swap Index	$45,600	$(8,868)
November 2008(3)	October 2016	Cash Flow	5.95%	1 Month LIBOR+1.50%	27,200	(4,142)
July 2009(4)	July 2013	Cash Flow	6.13%	1 Month LIBOR+3.65%	13,700	(234)
July 2012(4)	June 2016	Cash Flow	1.81%	1 Month GBP LIBOR+1.20%	£137,000	(75)
July 2012(5)	June 2016	Cash Flow	$11,400	Buy USD/Sell GBP	£7,200	(2,317)

(1)          Interest-rate and foreign currency swap assets are recorded in other assets, net and interest-rate and foreign currency swap liabilities are recorded in accounts payable and accrued liabilities on the condensed consolidated balance sheets.

(2)          Represents three interest-rate swap contracts with an aggregate notional amount of $45.6 million which hedge fluctuations in interest payments on variable-rate secured debt due to overall changes in hedged cash flows.

(3)          Acquired in conjunction with mortgage debt assumed related to real estate acquired on December 28, 2010. Hedges fluctuations in interest payments on variable-rate secured debt due to fluctuations in the underlying benchmark interest rate.

(4)          Hedges fluctuations in interest payments on variable-rate secured and unsecured debt due to fluctuations in the underlying benchmark interest rate.

(5)          Currency swap contract (buy USD/sell GBP) hedges the foreign currency exchange risk related to a portion of the Company’s forecasted interest receipts on GBP denominated senior unsecured notes.

The Company uses derivative instruments to mitigate the effects of interest rate fluctuations on specific forecasted transactions as well as recognized financial obligations or assets. The Company does not use derivative instruments for speculative or trading purposes.

The primary risks associated with derivative instruments are market and credit risk. Market risk is defined as the potential for loss in value of a derivative instrument due to adverse changes in market prices. Utilizing derivative instruments allows the Company to effectively manage the risk of fluctuations in interest and foreign currency rates related to the potential effects these changes could have on future earnings, forecasted cash flows and the fair value of recognized obligations.

Credit risk is the risk that one of the parties to a derivative contract fails to perform or meet their financial obligation. The Company does not obtain collateral associated with its derivative contracts, but monitors the credit standing of its counterparties on a regular basis. Should a counterparty fail to perform, the Company would incur a financial loss to the extent that the associated derivative contract was in an asset position. At September 30, 2012, the Company does not anticipate non-performance by the counterparties to its outstanding derivative contracts.

On July 27, 2012, the Company entered into a foreign currency swap contract to hedge the foreign currency exchange risk related to a portion of the forecasted interest receipts from its GBP denominated senior unsecured notes (see additional discussion of the Four Seasons Health Care Senior Unsecured Notes in Note 10). The cash flow hedge has a fixed USD/GBP exchange rate of 1.5695 (buy $11.4 million and sell £7.2 million) for a portion of its forecasted semi-annual cash receipts denominated in GBP. The foreign currency swap contract matures in June 2016 (the end of the non-call period of the senior unsecured notes). The fair value of the contract at September 30, 2012 was a liability of $2.3 million and is included in accounts payable and accrued liabilities. During the nine months ended September 30, 2012, there was no ineffective portion related to this hedge.

On July 27, 2012, the Company entered into an interest-rate swap contract that is designated as hedging the interest payments on its GBP denominated Term Loan due to fluctuations in the underlying benchmark interest rate (see additional discussions of the Term Loan in Note 11). The cash flow hedge has a notional amount of £137 million and expires in June 2016 (the maturity of the Term Loan). The fair value of the contract at September 30, 2012 was a liability of $75,000 and is included in accounts payable and accrued liabilities. During the nine months ended September 30, 2012, there was no ineffective portion related to this hedge.

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

At September 30, 2012, the Company expects that the hedged forecasted transactions for each of the outstanding qualifying cash flow hedging relationships remain probable of occurring and as a result no gains or losses recorded to accumulated other comprehensive loss are expected to be reclassified to earnings.

To illustrate the effect of movements in the interest rate and foreign currency markets, the Company performed a market sensitivity analysis on its outstanding hedging instruments. The Company applied various basis point spreads to the underlying interest rate curves and foreign currency exchange rates of the derivative portfolio in order to determine the instruments’ change in fair value. The following table summarizes the results of the analysis performed (dollars in thousands):

		Effects of Change in Interest and Foreign Currency Rates
Date Entered	Maturity Date	+50 Basis Points	-50 Basis Points	+100 Basis Points	-100 Basis Points
July 2005	July 2020	$1,605	$(1,760)	$3,287	$(3,443)
November 2008	October 2016	528	(526)	1,055	(1,052)
July 2009	July 2013	49	(55)	102	(107)
July 2012	June 2016	4,238	(3,872)	8,293	(7,926)
July 2012	June 2016	(699)	232	(1,164)	697

(21) Impairments

During the three months ended September 30, 2012, the Company executed an expansion of its tenant relationship with General Atomics in Poway, CA, to a total of 396,000 square feet, consisting of the following: (i) a lease extension of 281,000 square feet through June 2024, (ii) a new 10–year lease for a 115,000 square feet building to be developed and (iii) the purchase of a 19 acre land parcel from the Company for $19 million. As a result of the pending land sale the Company recognized an impairment charge of $7.9 million, which reduced the carrying value of the Company’s investment from $27 million to the expected sales price of $19 million. The fair value of the Company’s land parcel was based on the sales price from its anticipated disposition in conjunction with this transaction. The contractual sales price of the land parcel is considered to be a Level 2 measurement within the fair value hierarchy.

During the three months ended September 30, 2011, the Company recognized additional provisions for losses (impairment) of $15.4 million related to its Cirrus loan investment that reduced the carrying value of its loan and related receivables from $91.1 million to $75.7 million, which was the fair value of the collateral supporting this loan. See Note 7 for additional information on this loan and related impairment. The fair value of the collateral supporting the Company’s loan investment was based on a discounted cash flow valuation model and inputs considered to be a Level 3 measurement within the fair value hierarchy. Inputs to this valuation model include discount rates, earnings multiples, market comparables, industry growth rates and operating margins, some of which influence the fair value of the collateral supporting this loan.

(22) Subsequent Events

On October 16, 2012, the Company entered into a definitive agreement to acquire 133 senior housing communities for $1.73 billion, from a joint venture between Emeritus Corporation (“Emeritus”) and Blackstone Real Estate Partners VI, an affiliate of Blackstone (the “Blackstone JV”). Located in 29 states, the portfolio encompasses 10,350 units representing a diversified care mix of 61% assisted living, 25% independent living, 13% memory care and 1% skilled nursing. Based on current operating performance, the 133 communities consist of 99 that are stabilized and 34 that are currently in lease–up.

Emeritus will continue to operate the communities pursuant to long-term triple-net leases. To the extent any of the communities are leased to a subsidiary of Emeritus, the leases will be guaranteed by Emeritus. The leases provide total contractual rent in the first year of $105.5 million. The contractual rent will increase annually by the greater of the percentage increase in the Consumer Price Index (“CPI”) or 3.7% on average over the initial five years, and thereafter by the greater of CPI or 3.0% for the remaining portion of the initial lease term. At the beginning of the sixth lease year, rent on the 34 lease-up properties will be increased to the greater of the percentage increase in CPI or fair market, subject to a floor of 103% and a cap of 130% of the prior year’s rent.

The properties will be grouped into three comparable pools with initial terms of 14 to 16 years. Emeritus has two extension options, which, if exercised, bring total available lease terms to 30 to 35 years.

Concurrent with the acquisition, Emeritus will purchase nine communities from the Blackstone JV, for which the Company has agreed to provide secured debt financing of $52 million with a four-year term. The loan is secured by the underlying real estate and is prepayable at Emeritus’ option. The interest rate on the loan will initially be 6.1% and will gradually increase during its four year term to 7.05%.

On October 19, 2012, the Company completed a public offering of 22 million shares of common stock and received net proceeds of $979 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Language Regarding Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q that are not historical factual statements are “forward-looking statements.” We intend to have our forward-looking statements covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with those provisions. Forward-looking statements include, among other things, statements regarding our and our officers’ intent, belief or expectations as identified by the use of words such as “may,” “will,” “project,” “expect,” “believe,” “intend,” “anticipate,” “seek,” “forecast,” “plan,” “estimate,” “could,” “would,” “should” and other comparable and derivative terms or the negatives thereof. In addition, we, through our officers, from time to time, make forward-looking oral and written public statements concerning our expected future operations, strategies, securities offerings, growth and investment opportunities, dispositions, capital structure changes, budgets and other developments. Readers are cautioned that, while forward-looking statements reflect our good faith belief and reasonable assumptions based upon current information, we can give no assurance that our expectations or forecasts will be attained. Therefore, readers should be mindful that forward-looking statements are not guarantees of future performance and that they are subject to known and unknown risks and uncertainties that are difficult to predict. As more fully set forth under “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2011, factors that may cause our actual results to differ materially from the expectations contained in the forward-looking statements include:

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

(l)             Changes in the reimbursement available to our operators, tenants and borrowers by governmental or private payors (including the July 2011 Centers for Medicare & Medicaid Services final rule reducing Medicare skilled nursing facility Prospective Payment System payments in FY 2012 by 11.1% compared to FY 2011) and other potential changes in Medicare and Medicaid payment levels, which, among other effects, could negatively impact the value of our approximate 10% equity interest in the operations of HCR ManorCare, Inc.;

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

The information set forth in this Item 2 is intended to provide readers with an understanding of our financial condition, changes in financial condition and results of operations. We will discuss and provide our analysis in the following order:

•                  Executive Summary

•                  2012 Transaction Overview

•                  Dividends

•                  Critical Accounting Policies

•                  Results of Operations

•                  Liquidity and Capital Resources

•                  Funds from Operations

•                  Off-Balance Sheet Arrangements

•                  Contractual Obligations

•                  Inflation

•                  Recent Accounting Pronouncements

Executive Summary

We are a Maryland corporation and were organized to qualify as a self-administered real estate investment trust (“REIT”) that, together with our unconsolidated joint ventures, invests primarily in real estate serving the healthcare industry in the United States (“U.S.”). We acquire, develop, lease, manage and dispose of healthcare real estate, and provide financing to healthcare providers. At September 30, 2012, our portfolio of investments, including properties in our Investment Management Platform, consisted of interests in 1,029 facilities. Our Investment Management Platform represents the following joint ventures: (i) HCP Ventures III, LLC, (ii) HCP Ventures IV, LLC and (iii) the HCP Life Science ventures.

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

We primarily generate revenue by leasing healthcare properties under long-term leases with fixed or inflation indexed escalators. Most of our rents and other earned income from leases are received under triple-net leases or leases that provide for substantial recovery of operating expenses; however, some of our medical office and life science leases are structured as gross or modified gross leases. Accordingly, for such medical office buildings (“MOBs”) and life science facilities, we incur certain property operating expenses, such as real estate taxes, repairs and maintenance, property management fees, utilities and insurance. Our growth for these assets depends, in part, on our ability to (i) increase rental income and other earned income from leases by increasing rental rates and occupancy levels; (ii) maximize tenant recoveries given underlying lease structures; and (iii) control operating and other expenses. Our operations are impacted by property specific, market specific, general economic and other conditions. At September 30, 2012, the contractual maturities in our portfolio of leased assets were 10% through 2014 (measured in dollars of expiring rents).

Access to capital markets impacts our cost of capital and ability to refinance maturing indebtedness, as well as to fund future acquisitions and development through the issuance of additional securities or secured debt. Access to external capital on favorable terms is critical to the success of our strategy.

2012 Transaction Overview

Announced $1.73 Billion Senior Housing Portfolio Acquisition and $52 Million Secured Financing

On October 16, 2012, we entered into a definitive agreement to acquire 133 senior housing communities for $1.73 billion, from a joint venture between Emeritus Corporation (“Emeritus”) and Blackstone Real Estate Partners VI, an affiliate of Blackstone (the “Blackstone JV”). Located in 29 states, the portfolio encompasses 10,350 units representing a diversified care mix of 61% assisted living, 25% independent living, 13% memory care and 1% skilled nursing. Based on current operating performance, the 133 communities consist of 99 that are stabilized and 34 currently in lease–up.

Emeritus will continue to operate the communities pursuant to long-term triple-net leases. To the extent any of the communities are leased to a subsidiary of Emeritus, the leases will be guaranteed by Emeritus. The leases provide total contractual rent in the first year of $105.5 million. The contractual rent will increase annually by the greater of the percentage increase in the Consumer Price Index (“CPI”) or 3.7% on average over the initial five years, and thereafter by the greater of CPI or 3.0% for the remaining portion of the initial lease term. At the beginning of the sixth lease year, rent on the 34 lease-up properties will be increased to the greater of the percentage increase in CPI or fair market, subject to a floor of 103% and a cap of 130% of the prior year’s rent, allowing HCP to capture potential upside from these non-stabilized assets.

The properties will be grouped into three comparable pools with initial terms of 14 to 16 years. Emeritus has two extension options, which, if exercised, bring total available lease terms to 30 to 35 years.

Concurrent with the acquisition, Emeritus will purchase nine communities from the Blackstone JV, for which we have agreed to provide secured debt financing of $52 million with a four-year term. The loan is secured by the underlying real estate and is prepayable at Emeritus’ option. The interest rate on the loan will mirror the 6.1% lease yield, including the annual increases through maturity.

We expect to close the real estate acquisition in phases beginning early November 2012.

Additional Investment Transactions

On August 7, 2012, we completed the acquisition of eight on-campus medical office buildings (“MOBs”) for $81 million from Scottsdale Healthcare. Located in Scottsdale, Arizona, the portfolio represents 398,000 square feet with a current occupancy of 89%.

Between July and October 2012, we acquired 12 MOBs from The Boyer Company valued at $186 million, including non-managing member LLC units (“DownREIT units”) and debt valued at $41 million and $59 million, respectively; the MOBs are primarily located on the campuses of HCA, Iasis Healthcare and Community Health Systems and comprise 758,000 square feet with a current occupancy of 88%. The transaction closed in three stages: (i) six MOBs on July 31, 2012 for $78 million representing 327,000 square feet; (ii) four MOBs on August 15, 2012 for $49 million representing 199,000 square feet and; (iii) two MOBs on October 19, 2012 for $59 million representing 232,000 square feet.

On July 31, 2012, we closed a mezzanine loan facility to lend up to $205 million to Tandem Health Care (“Tandem”), an affiliate of Formation Capital, as part of the recapitalization of a post-acute/skilled nursing portfolio. We funded $100 million (the “First Tranche”) at closing and expect to fund an additional $105 million (the “Second Tranche”) between March 2013 and August 2013. The Second Tranche will be used to repay debt senior to our loan. The loan is subordinate to $400 million in senior mortgage debt and $137 million in senior mezzanine debt. The loan bears interest at a fixed rate of 12% and 14% per annum for the First and Second Tranche, respectively. Including fees received at closing, the loan has a blended yield to maturity of approximately 13%. The facility will have a total term of up to 63 months from the initial closing.

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

During the third quarter, we expanded our tenant relationship with General Atomics in Poway, CA to a total of 396,000 square feet, consisting of the following: (i) a lease extension of 281,000 square feet through June 2024, and (ii) a new 10—year lease (expected to commence mid—2014) for a 115,000 square feet build—to—suit development. As part of this transaction, General Atomics agreed to purchase a 19—acre land parcel from HCP for $19 million, resulting in a $7.9 million impairment charge.

During the nine months ended September 30, 2012, we made other investments of $192 million as follows: (i) acquisition of a MOB for $14 million; (ii) acquisition of a life science facility for $8 million; (iii) acquisition of a senior housing facility for $4 million; (iv) acquisition of a parcel of land adjacent to one of our hospitals for $3 million; and (v) funding of development and other capital projects of $163 million, primarily in our life science, senior housing and medical office segments.

Financing Activities

On October 19, 2012, we completed a public offering of 22 million shares of common stock and received net proceeds of $979 million.

On July 30, 2012, we entered into a credit agreement with a syndicate of banks for a £137 million four-year unsecured term loan (the “Term Loan”) that accrues interest at a rate of GBP London Interbank Offered Rate (“LIBOR”) plus 1.20%, based on our current debt ratings. Concurrent with the closing of the Term Loan, we entered into a four-year interest rate swap agreement that fixes the rate of the Term Loan at 1.81%, subject to adjustments based on our credit ratings. The Term Loan contains a one-year committed extension option and similar covenants to those in our unsecured revolving line of credit facility.

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

On March 22, 2012, we announced the redemption of the 4.0 million shares of 7.25% Series E and 7.82 million shares of 7.10% Series F preferred stock at a price of $25.00 per share, or $295.5 million in aggregate, plus all accrued and unpaid dividends to April 23, 2012 (the redemption date). As a result of the redemption, we incurred a charge of $10.4 million related to the original issuance costs of the preferred stock (this charge is presented as an additional preferred stock dividend in our consolidated income statements).

On March 22, 2012, we priced a $359 million offering of 9.0 million shares of common stock at $39.93 per share with the proceeds used primarily to redeem all outstanding shares of our preferred stock.

On January 23, 2012, we issued $450 million of 3.75% senior unsecured notes due in 2019; net proceeds from the offering were $444 million.

Dividends

On October 25, 2012, we announced that our Board declared a quarterly common stock cash dividend of $0.50 per share. The common stock dividend will be paid on November 20, 2012 to stockholders of record as of the close of business on November 5, 2012. Quarterly common stock cash dividends paid or declared have aggregated to $2.00 per share in 2012.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires our management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and on various other assumptions believed to be reasonable under the circumstances. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our condensed consolidated financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2011 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”; our critical accounting policies have not changed during 2012.

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

Comparison of the Three Months Ended September 30, 2012 to the Three Months Ended September 30, 2011

Segment NOI and Adjusted NOI

The tables below provide selected operating information for our SPP and total property portfolio for each of our five business segments. Our consolidated SPP consists of 905 properties representing properties acquired or placed in service and stabilized on or prior to July 1, 2011 and that remained in operations under a consistent reporting structure through September 30, 2012. Our consolidated total property portfolio represents 955 and 933 properties at September 30, 2012 and 2011, respectively, and excludes properties classified as discontinued operations.

Senior Housing

Results are as of and for the three months ended September 30, 2012 and 2011 (dollars in thousands except per unit data):

	SPP			Total Portfolio
	2012	2011	Change	2012	2011	Change
Rental revenues(1)	$114,759	$113,940	$819	$114,856	$122,849	$(7,993)
Resident fees and services	1	76	(75)	36,076	11,974	24,102
Total revenues	$114,760	$114,016	$744	$150,932	$134,823	$16,109
Operating expenses	(151)	(179)	28	(24,872)	(9,614)	(15,258)
NOI	$114,609	$113,837	$772	$126,060	$125,209	$851
Straight-line rents	(6,976)	(8,948)	1,972	(6,989)	(8,948)	1,959
DFL accretion	(5,121)	(4,498)	(623)	(5,121)	(4,498)	(623)
Amortization of above and below market lease intangibles, net	(358)	(358)	—	(358)	(358)	—
Lease termination fees	—	—	—	—	1,350	(1,350)
Adjusted NOI	$102,154	$100,033	$2,121	$113,592	$112,755	$837
Adjusted NOI % change			2.1%

Property count(2)	291	291		312	312
Average capacity (units)(3)	30,386	30,196		35,393	35,232
Average annual revenue per unit(4)	$13,463	$13,270		$12,922	$12,891

(1)          Represents rental and related revenues and income from DFLs.

(2)          From our past presentation of SPP for the three months ended September 30, 2011, we removed five senior housing properties from SPP that were sold or classified as held for sale; the property-level results of these properties are classified in discontinued operations.

(3)          Represents average capacity as reported by the respective tenants or operators for the three months period and a quarter in arrears from the periods presented.

(4)          Average annual revenue per unit for operating properties under a RIDEA structure is based on NOI.

SPP NOI and Adjusted NOI. SPP NOI increased primarily as a result of rent escalations related to new leases or leases not subject to straight-line rents. SPP adjusted NOI improved primarily as a result of annual rent escalations and an increase in rental revenues from properties that were previously transitioned from Sunrise to other operators. The increases in SPP NOI and Adjusted NOI were partially offset by additional rents earned in 2011 that did not reoccur in 2012.

Total Portfolio NOI and Adjusted NOI. The increases in adjusted NOI SPP discussed above were partially offset by a decline of $1.4 million from 21 senior housing communities. This decline was primarily the result of the transition of operations on September 1, 2011 for these 21 communities from Horizon Bay (leased on triple-net basis) to Brookdale Senior Living (“Brookdale”) under a RIDEA Structure and a decline in occupancy. The adjusted NOI earned from these 21 properties for the three months ended September 30, 2012 represent resident level fee and service income and facility operating expenses; the NOI earned for the comparable period in 2011 represents a combination of two months of triple-net lease income and one month of resident level fee and service income.

Post-Acute/Skilled Nursing

Results are as of and for the three months ended September 30, 2012 and 2011 (dollars in thousands, except per bed data):

	SPP			Total Portfolio
	2012	2011	Change	2012	2011	Change
Rental revenues(1)	$135,508	$132,392	$3,116	$135,508	$132,392	$3,116
Operating expenses	(154)	(239)	85	(154)	(244)	90
NOI	$135,354	$132,153	$3,201	$135,354	$132,148	$3,206
Straight-line rents	(155)	(206)	51	(155)	(206)	51
DFL accretion	(18,312)	(19,073)	761	(18,312)	(19,073)	761
Amortization of above and below market lease intangibles, net	11	11	—	11	12	(1)
Adjusted NOI	$116,898	$112,885	$4,013	$116,898	$112,881	$4,017
Adjusted NOI % change			3.6%
Property count	313	313		313	313
Average capacity (beds)(2)	40,040	39,984		40,040	39,984
Average annual revenue per bed	$11,692	$11,316		$11,692	$11,316

(1)          Represents rental and related revenues and income from DFLs.

(2)          Represents average capacity as reported by the respective tenants or operators for the three months period and a quarter in arrears from the periods presented.

NOI and Adjusted NOI.  SPP and total portfolio NOI and adjusted NOI for the three months ended September 30, 2012 primarily increased as a result of annual rent escalations from 268 post-acute/skilled nursing leased properties classified as DFLs from HCR ManorCare, Inc. (see Notes 3 and 6 to the Condensed Consolidated Financial Statements for additional information regarding the HCR ManorCare Acquisition and Net Investments in DFLs, respectively).

Life Science

Results are as of and for the three months ended September 30, 2012 and 2011 (dollars and square feet in thousands, except per sq. ft. data):

	SPP			Total Portfolio
	2012	2011	Change	2012	2011	Change
Rental and related revenues	$60,940	$60,282	$658	$61,797	$60,586	$1,211
Tenant recoveries	9,344	10,431	(1,087)	9,397	10,507	(1,110)
Total revenues	$70,284	$70,713	$(429)	$71,194	$71,093	$101
Operating expenses	(10,422)	(12,358)	1,936	(11,791)	(13,233)	1,442
NOI	$59,862	$58,355	$1,507	$59,403	$57,860	$1,543
Straight-line rents	(2,790)	(3,101)	311	(3,010)	(3,132)	122
Amortization of above and below market lease intangibles, net	135	(341)	476	123	(354)	477
Lease termination fees	(175)	(1,589)	1,414	(175)	(1,589)	1,414
Adjusted NOI	$57,032	$53,324	$3,708	$56,341	$52,785	$3,556
Adjusted NOI % change			7.0%

Property count	101	101		109	104
Occupancy	91.4%	91.1%		90.0%	90.0%
Average occupied sq. ft.	6,099	6,082		6,268	6,114
Average annual revenue per occupied sq. ft.	$44	$43		$43	$43

NOI and Adjusted NOI.  NOI increased primarily as a result of new leases, lease expansions and extensions and a decline in non-reimbursable operating expenses, partially offset by a decline in lease termination fees.  Adjusted NOI primarily increased as a result of transactions impacting NOI (discussed above) and annual rent escalations on existing leases.

During the three months ended September 30, 2012, 405,000 square feet of new and renewal leases commenced at an average annual base rent of $19.57 per square foot compared to 379,000 square feet of expiring and terminated leases with an average annual base rent of $22.16 per square foot.

Medical Office

Results are as of and for the three months ended September 30, 2012 and 2011 (dollars and square feet in thousands, except per sq. ft. data):

	SPP			Total Portfolio
	2012	2011	Change	2012	2011	Change
Rental and related revenues	$68,496	$67,179	$1,317	$72,344	$68,180	$4,164
Tenant recoveries	12,931	12,713	218	13,456	12,816	640
Total revenues	$81,427	$79,892	$1,535	$85,800	$80,996	$4,804
Operating expenses	(31,752)	(31,409)	(343)	(34,948)	(33,346)	(1,602)
NOI	$49,675	$48,483	$1,192	$50,852	$47,650	$3,202
Straight-line rents	(980)	(1,095)	115	(1,331)	(1,115)	(216)
Amortization of above and below market lease intangibles, net	101	91	10	148	(21)	169
Adjusted NOI	$48,796	$47,479	$1,317	$49,669	$46,514	$3,155
Adjusted NOI % change			2.8%

Property count(1)	184	184		204	187
Occupancy	91.8%	90.9%		91.5%	91.0%
Average occupied sq. ft.	11,787	11,671		12,494	11,861
Average annual revenue per occupied sq. ft.	$27	$27		$27	$27

(1)          From our past presentation of SPP for the three months ended September 30, 2011, we removed (i) a MOB that was sold or classified as held for sale; the property-level results of this property are classified in discontinued operations; and (ii) three MOBs that were placed into redevelopment in 2012, which no longer meet our criteria for SPP as of the date they were placed into redevelopment.

SPP Portfolio NOI and Adjusted NOI.  SPP NOI and adjusted NOI increased year-over-year primarily as a result of rent escalations and an increase in medical office occupancy.

Total Portfolio NOI and Adjusted NOI.  In addition to the impact from SPP, NOI and adjusted NOI increased year-over-year as a result of the additive effect of our MOB acquisitions during 2011 and 2012.

During the three months ended September 30, 2012, 1.6 million square feet of new and renewal leases (includes 968,000 square feet related to properties that were acquired during the period with an average annual base rent of $22.01 per square foot) commenced at an average annual base rent of $22.26 per square foot compared to 594,000 square feet of expiring and terminated leases with an average annual base rent of $23.69 per square foot.

Hospital

Results are as of and for the three months ended September 30, 2012 and 2011 (dollars in thousands, except per bed data):

	SPP			Total Portfolio
	2012	2011	Change	2012	2011	Change
Rental and related revenues	$19,974	$19,534	$440	$20,738	$20,298	$440
Tenant recoveries	573	557	16	572	556	16
Total revenues	$20,547	$20,091	$456	$21,310	$20,854	$456
Operating expenses	(900)	(1,226)	326	(902)	(1,225)	323
NOI	$19,647	$18,865	$782	$20,408	$19,629	$779
Straight-line rents	(99)	(192)	93	(241)	(346)	105
Amortization of above and below market lease intangibles, net	(193)	(193)	—	(217)	(218)	1
Adjusted NOI	$19,355	$18,480	$875	$19,950	$19,065	$885
Adjusted NOI % change			4.7%

Property count	16	16		17	17
Capacity (beds)(1)	2,379	2,379		2,410	2,379
Average annual revenue per bed	$34,056	$33,133		$34,609	$34,115

(1)          Represents capacity as reported by the respective tenants or operators for the three months period and a quarter in arrears from the periods presented. Certain operators in our hospital portfolio are not required under their respective leases to provide operational data.

NOI and Adjusted NOI.  NOI and adjusted NOI increased for the three months ended September 30, 2012 primarily as a result of new leases on two of our hospitals.

Other Income and Expense Items

Interest income

Interest income increased $9.7 million to $10.3 million for the three months ended September 30, 2012. The increase was primarily the result interest income from our mezzanine loan facility and senior unsecured notes investments in 2012 (see Notes 7 and 10, respectively, to the Condensed Consolidated Financial Statements for additional information).

Interest expense

Interest expense increased $54,000 to $103.5 million for the three months ended September 30, 2012. The increase was primarily from our senior unsecured notes offerings, net of related maturities of certain senior unsecured notes during 2011 and 2012.

Depreciation and amortization expense

Depreciation and amortization expense increased $2.0 million to $88.7 million for the three months ended September 30, 2012. The increase was primarily the result of the additive effects of our MOB acquisitions during 2011 and 2012.

General and administrative expenses

General and administrative expenses decreased $0.2 million to $19.4 million for the three months ended September 30, 2012. The decrease was primarily due to a decrease in legal fees associated with litigation matters, which decrease was partially offset by increases in acquisition pursuit costs and compensation related expenses.

Impairments

During the three months ended September 30, 2012, we recognized an impairment of $7.9 million as a result of the decline in fair value of a life science land parcel based on the contract sales price from the anticipated disposition (see Note 21 to the Condensed Consolidated Financial Statements for additional information). During the three months ended September 30, 2011, we recognized an impairment of $15.4 million related to a senior secured term loan as a result of concluding that the carrying value of the loan was in excess of the fair value of the related collateral supporting the loan (see Note 7 to the Condensed Consolidated Financial Statements for additional information).

Equity income from unconsolidated joint ventures

Equity income from unconsolidated joint ventures decreased $3.7 million to $13.4 million for the three months ended September 30, 2012. The decrease was primarily the result of a decrease in our share of earnings from our approximate 10% interest in HCR ManorCare, Inc. (see Notes 3 and 8 to the Condensed Consolidated Financial Statements for additional information).

Comparison of the Nine Months Ended September 30, 2012 to the Nine Months Ended September 30, 2011

Segment NOI and Adjusted NOI

The tables below provide selected operating information for our SPP and total property portfolio for each of our five business segments. Our consolidated SPP consists of 566 properties representing properties acquired or placed in service and stabilized on or prior to January 1, 2011 and that remained in operations under a consistent reporting structure through September 30, 2012. Our consolidated total property portfolio represents 955 and 933 properties at September 30, 2012 and 2011, respectively, and excludes properties classified as discontinued operations.

Senior Housing

Results are as of and for the nine months ended September 30, 2012 and 2011 (dollars in thousands except per unit data):

	SPP			Total Portfolio
	2012	2011	Change	2012	2011	Change
Rental revenues(1)	$282,430	$283,089	$(659)	$341,936	$355,496	$(13,560)
Resident fees and services	1,050	3,416	(2,366)	107,824	15,314	92,510
Total revenues	$283,480	$286,505	$(3,025)	$449,760	$370,810	$78,950
Operating expenses	(367)	(724)	357	(69,926)	(11,350)	(58,576)
NOI	$283,113	$285,781	$(2,668)	$379,834	$359,460	$20,374
Straight-line rents	(20,941)	(27,974)	7,033	(21,686)	(28,058)	6,372
DFL accretion	(5,774)	(6,506)	732	(14,706)	(12,251)	(2,455)
Amortization of above and below market lease intangibles, net	(1,177)	(1,177)	—	(1,074)	(1,108)	34
Lease termination fees	—	—	—	—	1,350	(1,350)
Adjusted NOI	$255,221	$250,124	$5,097	$342,368	$319,393	$22,975
Adjusted NOI % change			2.0%

Property count(2)	221	221		312	312
Average capacity (units)(3)	25,069	24,877		35,393	33,229
Average annual revenue per unit(4)	$13,594	$13,445		$12,985	$12,916

(1)          Represents rental and related revenues and income from DFLs.

(2)          From our past presentation of SPP for the nine months ended September 30, 2011, we removed five senior housing properties from SPP that were sold or classified as held for sale; the property-level results of these properties are classified in discontinued operations.

(3)         Represents average capacity as reported by the respective tenants or operators for the three months period and a quarter in arrears from the periods presented.

(4)          Average annual revenue per unit for operating properties under a RIDEA structure is based on NOI.

SPP NOI and Adjusted NOI. SPP NOI declined primarily as a result of a decrease in additional rents earned in 2011 that did not reoccur in 2012 and a decline in resident fees and services revenue, which relates to certain working capital adjustments from properties that were previously transitioned from Sunrise to other operators, partially offset by rent escalations related to new leases or leases not subject to straight-line rents.

SPP adjusted NOI improved primarily as a result of annual rent escalations and an increase in rental revenues from properties that were previously transitioned from Sunrise to another operator, partially offset by a decrease in additional rents and a decline related to the working capital adjustments discussed above.

Total Portfolio NOI and Adjusted NOI. Including the impact of our SPP, our total portfolio NOI and adjusted NOI for the nine months ended September 30, 2012 primarily increased as a result of 66 senior housing leased properties classified as DFLs that were acquired on April 7, 2011 from HCR ManorCare, Inc. (see Notes 3 and 6 to the Condensed Consolidated Financial Statements for additional information regarding the HCR ManorCare Acquisition and Net Investments in DFLs, respectively).

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

Post-Acute/Skilled Nursing

Results are as of and for the nine months ended September 30, 2012 and 2011 (dollars in thousands, except per bed data):

	SPP			Total Portfolio
	2012	2011	Change	2012	2011	Change
Rental revenues(1)	$28,835	$28,495	$340	$404,180	$265,377	$138,803
Operating expenses	(103)	(69)	(34)	(526)	(318)	(208)
NOI	$28,732	$28,426	$306	$403,654	$265,059	$138,595
Straight-line rents	(422)	(792)	370	(422)	(791)	369
DFL accretion	—	—	—	(56,366)	(36,257)	(20,109)
Amortization of above and below market lease intangibles, net	—	—	—	34	23	11
Adjusted NOI	$28,310	$27,634	$676	$346,900	$228,034	$118,866
Adjusted NOI % change			2.4%

Property count	45	45		313	313
Average capacity (beds)(2)	5,226	5,219		40,040	27,494
Average annual revenue per bed	$7,249	$7,078		$11,568	$11,073

(1)          Represents rental and related revenues and income from DFLs.

(2)          Represents average capacity as reported by the respective tenants or operators for the three months period and a quarter in arrears from the periods presented.

Total Portfolio NOI and Adjusted NOI.  Total portfolio NOI and adjusted NOI for the nine months ended September 30, 2012 primarily increased as a result of 268 post-acute/skilled nursing leased properties classified as DFLs that were acquired on April 7, 2011 from HCR ManorCare, Inc. (see Notes 3 and 6 to the Condensed Consolidated Financial Statements for additional information regarding the HCR ManorCare Acquisition and Net Investments in DFLs, respectively).

Life Science

Results are as of and for the nine months ended September 30, 2012 and 2011 (dollars and square feet in thousands, except per sq. ft. data):

	SPP			Total Portfolio
	2012	2011	Change	2012	2011	Change
Rental and related revenues	$182,467	$182,602	$(135)	$184,600	$183,834	$766
Tenant recoveries	30,639	30,979	(340)	30,969	31,211	(242)
Total revenues	$213,106	$213,581	$(475)	$215,569	$215,045	$524
Operating expenses	(34,460)	(35,980)	1,520	(38,230)	(38,661)	431
NOI	$178,646	$177,601	$1,045	$177,339	$176,384	$955
Straight-line rents	(5,530)	(11,024)	5,494	(6,300)	(11,308)	5,008
Amortization of above and below market lease intangibles, net	352	(722)	1,074	315	(765)	1,080
Lease termination fees	(175)	(4,767)	4,592	(175)	(4,767)	4,592
Adjusted NOI	$173,293	$161,088	$12,205	$171,179	$159,544	$11,635
Adjusted NOI % change			7.6%

Property count	101	101		109	104
Occupancy	91.4%	91.1%		90.0%	90.0%
Average occupied sq. ft.	6,090	6,048		6,212	6,090
Average annual revenue per occupied sq. ft.	$45	$43		$45	$43

NOI and Adjusted NOI.  NOI increased primarily as a result of lease expansions and extensions and decline in non-reimbursable operating expenses, partially offset by a decline in lease termination fees. Adjusted NOI increased primarily as a result of a $4 million rent payment in connection with a February 2012 amendment to a lease, annual rent escalations, lease expansions and extensions, and a decline in non-reimbursable operating expenses.

During the nine months ended September 30, 2012, 884,000 square feet of new and renewal leases (includes 77,000 square feet acquired during the period with an average annual base rent of $9.79 per square foot) commenced at an average annual base rent of $21.55 per square foot compared to 697,000 square feet of expiring and terminated leases with an average annual base rent of $25.31 per square foot.

Medical Office

Results are as of and for the nine months ended September 30, 2012 and 2011 (dollars and square feet in thousands, except per sq. ft. data):

	SPP			Total Portfolio
	2012	2011	Change	2012	2011	Change
Rental and related revenues	$202,937	$199,242	$3,695	$209,714	$203,807	$5,907
Tenant recoveries	35,175	35,658	(483)	36,947	36,796	151
Total revenues	$238,112	$234,900	$3,212	$246,661	$240,603	$6,058
Operating expenses	(90,927)	(90,801)	(126)	(98,631)	(97,360)	(1,271)
NOI	$147,185	$144,099	$3,086	$148,030	$143,243	$4,787
Straight-line rents	(3,236)	(4,581)	1,345	(3,747)	(4,723)	976
Amortization of above and below market lease intangibles, net	258	274	(16)	240	(51)	291
Lease termination fees	(251)	—	(251)	(251)	—	(251)
Adjusted NOI	$143,956	$139,792	$4,164	$144,272	$138,469	$5,803
Adjusted NOI % change			3.0%

Property count(1)	183	183		204	187
Occupancy	91.8%	90.8%		91.5%	91.0%
Average occupied sq. ft.	11,621	11,548		12,048	11,852
Average annual revenue per occupied sq. ft.	$27	$27		$27	$26

(1)          From our past presentation of SPP for the nine months ended September 30, 2011, we removed (i) a MOB that was sold or classified as held for sale; the property-level results of this property are classified in discontinued operations; and (ii) three MOBs that were placed into redevelopment in 2012, which no longer meet our criteria for SPP as of the date they were placed into redevelopment.

NOI and Adjusted NOI.  NOI and adjusted NOI increased year-over-year primarily as a result of rent escalations and an increase in medical office occupancy.

During the nine months ended September 30, 2012, 2.6 million square feet of new and renewal leases (includes 968,000 square feet related to properties acquired during the period with an average annual base rent of $22.01 per square foot) commenced at an average annual base rent of $22.03 per square foot compared to 1.7 million square feet of expiring and terminated leases with an average annual base rent of $22.23 per square foot (includes 180,000 square feet related to properties that were sold or placed into redevelopment with an average annual base rent of $15.98 per square foot).

Hospital

Results are as of and for the nine months ended September 30, 2012 and 2011 (dollars in thousands, except per bed data):

	SPP			Total Portfolio
	2012	2011	Change	2012	2011	Change
Rental and related revenues	$59,267	$57,969	$1,298	$61,560	$60,361	$1,199
Tenant recoveries	1,741	1,757	(16)	1,740	1,757	(17)
Total revenues	$61,008	$59,726	$1,282	$63,300	$62,118	$1,182
Operating expenses	(2,764)	(3,412)	648	(2,770)	(3,414)	644
NOI	$58,244	$56,314	$1,930	$60,530	$58,704	$1,826
Straight-line rents	(444)	(720)	276	(881)	(1,188)	307
Amortization of above and below market lease intangibles, net	(578)	(578)	—	(653)	(653)	—
Adjusted NOI	$57,222	$55,016	$2,206	$58,996	$56,863	$2,133
Adjusted NOI % change			4.0%

Property count	16	16		17	17
Capacity (beds)(1)	2,379	2,379		2,410	2,379
Average annual revenue per bed	$33,620	$32,747		$34,171	$33,783

(1)          Represents capacity as reported by the respective tenants or operators for the three months period and a quarter in arrears from the periods presented. Certain operators in our hospital portfolio are not required under their respective leases to provide operational data.

NOI and Adjusted NOI.  NOI and adjusted NOI increased for the nine months ended September 30, 2012 primarily as a result of new leases on two of our hospitals.

Other Income and Expense Items

Interest income

Interest income decreased $86.9 million to $12.3 million for the nine months ended September 30, 2012. The decrease was primarily the result of the following: (i) a decrease of $54.3 million as a result of the early settlement of our HCR ManorCare debt investments in 2011 and (ii) a decrease of $43.0 million as a result of the early repayment of our loans to Genesis in 2011. The decreases in interest income were partially offset by increases of $9 million from our mezzanine loan facility and our senior unsecured notes investments in 2012 (see Notes 7 and 10, respectively, to the Condensed Consolidated Financial Statements for additional information).

Interest expense

Interest expense decreased $5.8 million to $309.9 million for the nine months ended September 30, 2012. The decrease was primarily due to the $11.3 million write-off of unamortized loan fees related to a terminated bridge loan commitment during the nine months ended September 30, 2011, a decrease of $3.4 million resulting from the payoff of certain mortgage debt during 2011 and more favorable borrowing rates on recently issued debt, partially offset by an increase of $7.2 million resulting from our senior unsecured notes offerings, net of related maturities of certain senior unsecured notes during 2011 and 2012.

The table below sets forth information with respect to our debt, excluding premiums and discounts (dollars in thousands):

	As of September 30,(1)
	2012	2011
Balance:
Fixed rate	$7,813,925	$7,182,192
Variable rate	40,404	424,002
Total	$7,854,329	$7,606,194
Percent of total debt:
Fixed rate	99%	94%
Variable rate	1	6
Total	100%	100%

Weighted average interest rate at end of period:
Fixed rate	5.49%	5.81%
Variable rate	1.53%	2.65%
Total weighted average rate	5.47%	5.64%

(1)          Excludes $85 million and $89 million of other debt at September 30, 2012 and 2011, respectively, that represent non-interest bearing life care bonds and occupancy fee deposits at certain of our senior housing facilities, which have no scheduled maturities.

Depreciation and amortization expense

Depreciation and amortization expense decreased $6.7 million to $259.0 million for the nine months ended September 30, 2012. The decrease was primarily the result of assets becoming fully depreciated during 2011 and 2012, partially offset by the additive effects of our acquisitions during 2011 and 2012.

General and administrative expenses

General and administrative expenses decreased $22.1 million to $54.4 million for the nine months ended September 30, 2012. The decrease was primarily due to an insurance recovery of $7.2 million during 2012 for previously incurred legal expenses and $15.6 million of acquisition costs incurred during 2011 related to our HCR ManorCare Acquisition.

Impairments

During the nine months ended September 30, 2012, we recognized an impairment of $7.9 million as a result of the decline in fair value of a life science land parcel based on the contract sales price from the anticipated disposition (see Note 21 to the Condensed Consolidated Financial Statements for additional information). During the nine months ended September 30, 2011, we recognized an impairment of $15.4 million related to a senior secured term loan as a result of concluding that the carrying value of the loan was in excess of the fair value of the related collateral supporting the loan (see Note 7 to the Condensed Consolidated Financial Statements for additional information).

Other income (expense), net

Other income (expense), net, decreased $14.8 million to $2.2 million for the nine months ended September 30, 2012. The decrease was primarily the result of a gain of $7.8 million resulting from our acquisition of our partner’s 65% interest in and consolidation of HCP Ventures II in January 2011 (see Note 8 to the Condensed Consolidated Financial Statements for additional information) and $5.7 million received in connection with a litigation settlement in June 2011 that represents proceeds owed to us from a prior sale of assets. No similar gain upon consolidation was recognized or settlements were received during the nine months ended September 30, 2012.

Equity income from unconsolidated joint ventures

Equity income from unconsolidated joint ventures increased $10 million to $42.8 million for the nine months ended September 30, 2012. The increase was primarily the result of an increase in our share of earnings from our approximate 10% interest in HCR ManorCare, Inc. which interest was acquired in April 2011 (see Notes 3 and 8 to the Condensed Consolidated Financial Statements for additional information).

Discontinued operations

During the nine months ended September 30, 2012, we sold one property for $7 million, realizing a gain of $2.9 million. There were no sales of properties during the nine months ended September 30, 2011.

Preferred stock dividends

On March 22, 2012, we announced the redemption of all outstanding shares of preferred stock. On April 23, 2012, the shares of our preferred stock were redeemed, plus all accrued and unpaid dividends to the redemption date. During the nine months ended September 30, 2012, we incurred a redemption charge of $10.4 million related to the original issuance costs of the preferred stock (this charge is presented as an additional preferred stock dividend in our consolidated income statements).

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

We anticipate making future investments dependent on the availability of cost-effective sources of capital. We intend to use our revolving line of credit facility and the public capital markets as our principal sources of financing. As of October 25, 2012, we had credit ratings of Baa2 (stable) from Moody’s, BBB (positive) from S&P and BBB+ (stable) from Fitch on our senior unsecured debt securities.

Net cash provided by operating activities was $721 million and $587 million for the nine months ended September 30, 2012 and 2011, respectively. The increase in operating cash flows is primarily the result of the following: (i) the additive impact of our investments in 2011 and 2012, (ii) assets placed in service during 2011 and 2012 and (iii) rent escalations and resets in 2011 and 2012, which increases were partially offset by increased debt interest payments. Our cash flows from operations are dependent upon the occupancy level of multi-tenant buildings, rental rates on leases, our tenants’ performance on their lease obligations, the level of operating expenses and other factors.

Net cash used in investing activities was $651 million and $4.6 billion for the nine months ended September 30, 2012 and 2011, respectively. The cash used in investing activities for the nine months ended September 30, 2012 primarily reflects the net effect of: (i) $215 million used for the purchase of marketable securities, (ii) $172 million for the acquisitions of real estate, (iii) $146 million used for investments in loans receivable, (iv) $87 million used for development of real estate and (v) $43 million used for leasing costs and tenant and capital improvements, which were partially offset by (i) $7 million of proceeds from the sale of real estate and (ii) $5 million received from the repayments from our investments in loans receivable.

Net cash used in financing activities was $7.3 million for the nine months ended September 30, 2012, and net cash provided by financing activities was $3.0 billion for the nine months ended September 30, 2011. The cash used in financing activities for the nine months ended September 30, 2012 consisted primarily of: (i) payments of common and preferred dividends aggregating $638 million, (ii) net repayments under our revolving line of credit facility of $454 million, (iii) redemption of our preferred stock for $296 million, (iv) repayment of senior unsecured notes of $250 million, (v) repayment of mortgage debt of $110 million and (vi) debt issuance and origination costs (deferred financing costs) of $18 million. The amount of cash used in financing activities was partially offset by: (i) net proceeds of $804 million from the issuances of common stock and exercise of stock options, (ii) the issuance of $750 million of senior unsecured notes and (iii) borrowings under the Term Loan of $215 million.

Debt

Bank Line of Credit and Term Loan

On March 27, 2012, we executed an amendment to our existing $1.5 billion unsecured revolving line of credit facility (the “Facility”). This amendment reduces the cost to us of the Facility (lower borrowing rate and facility fee) and extends the Facility’s maturity by one additional year to March 2016. The Facility contains a one-year extension option. Borrowings under this Facility accrue interest at LIBOR plus a margin that depends upon our debt ratings. We pay a facility fee on the entire revolving commitment that depends on our debt ratings. Based on our debt ratings at October 25, 2012, the margin on the Facility was 1.075%, and the facility fee was 0.175%. We have the right to increase the commitments under the Facility by an aggregate amount of up to $500 million, subject to customary conditions. At September 30, 2012, we had no balance outstanding under this Facility.

On July 30, 2012, we entered into a credit agreement with a syndicate of banks for a £137 million ($221 million at September 30, 2012) four-year unsecured Term Loan that accrues interest at a rate of GBP LIBOR plus 1.20%, based on our current debt ratings. Concurrent with the closing of the Term Loan, we entered into a four-year interest rate swap agreement that fixes the rate of the Term Loan at 1.81%, subject to adjustments based on our credit ratings. The Term Loan contains a one-year committed extension option and covenants similar to those in the Facility.

Our Facility and Term Loan contain certain financial restrictions and other customary requirements. Among other things, these covenants, using terms defined in the agreements (i) limit the ratio of Consolidated Total Indebtedness to Consolidated Total Asset Value to 60%, (ii) limit the ratio of Secured Debt to Consolidated Total Asset Value to 30%, (iii) limit the ratio of Unsecured Debt to Consolidated Unencumbered Asset Value to 60%, (iv) require a minimum Fixed Charge Coverage ratio of 1.5 times and (v) require a formula-determined Minimum Consolidated Tangible Net Worth of $8.3 billion at September 30, 2012. At September 30, 2012, we were in compliance with each of these restrictions and requirements of the Facility and Term Loan.

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

Senior Unsecured Notes

At September 30, 2012, we had senior unsecured notes outstanding with an aggregate principal balance of $5.9 billion. Interest rates on the notes ranged from 1.29% to 7.07% with a weighted average effective interest rate of 5.40% and a weighted average maturity of 6.11 years at September 30, 2012. The senior unsecured notes contain certain covenants including limitations on debt, maintenance of unencumbered assets, cross-acceleration provisions and other customary terms. We believe we were in compliance with these covenants at September 30, 2012.

Mortgage Debt

At September 30, 2012, we had $1.7 billion in aggregate principal amount of mortgage debt outstanding that is secured by 137 healthcare facilities (including redevelopment properties) with a carrying value of $2.1 billion. Interest rates on the mortgage debt ranged from 1.54% to 8.69% with a weighted average effective interest rate of 6.14% and a weighted average maturity of 3.80 years at September 30, 2012.

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

Other Debt

At September 30, 2012, we had $85 million of non-interest bearing life care bonds at two of our continuing care retirement communities and non-interest bearing occupancy fee deposits at two of our senior housing facilities, all of which were payable to certain residents of the facilities (collectively, “Life Care Bonds”). At September 30, 2012, $28 million of the Life Care Bonds were refundable to the residents upon the resident moving out or to their estate upon death, and $57 million of the Life Care Bonds were refundable after the unit is successfully remarketed to a new resident.

Debt Maturities

The following table summarizes our stated debt maturities and scheduled principal repayments at September 30, 2012 (in thousands):

Year	Amount(1)
2012 (Three months)	$8,715
2013	870,207
2014	671,495
2015	704,761
2016	1,414,389
Thereafter	4,184,762
7,854,329
(Discounts) and premiums, net	(34,911)
$7,819,418

(1)          Excludes $85 million of other debt that represents Life Care Bonds that have no scheduled maturities.

Derivative Instruments

We use derivative instruments to mitigate the effects of interest rate and foreign exchange fluctuations on specific forecasted transactions as well as recognized financial obligations or assets. We do not use derivative instruments for speculative or trading purposes.

The following table summarizes our outstanding interest rate and foreign exchange swap contracts as of September 30, 2012 (dollars in thousands):

Date Entered	Maturity Date	Hedge Designation	Fixed Rate/Buy Amount	Floating/Exchange Rate Index	Notional/ Sell Amount	Fair Value
July 2005(1)	July 2020	Cash Flow	3.82%	BMA Swap Index	$45,600	$(8,868)
November 2008	October 2016	Cash Flow	5.95%	1 Month LIBOR+1.50%	27,200	(4,142)
July 2009	July 2013	Cash Flow	6.13%	1 Month LIBOR+3.65%	13,700	(234)
July 2012	June 2016	Cash Flow	1.81%	1 Month GBP LIBOR+1.20%	£137,000	(75)
July 2012	June 2016	Cash Flow	$11,400	Buy USD/Sell GBP	£7,200	(2,317)

(1)          Represents three interest-rate swap contracts with an aggregate notional amount of $45.6 million.

For a more detailed description of our derivative instruments, see Note 20 to the Condensed Consolidated Financial Statements and Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Equity

At September 30, 2012, we had 430 million shares of common stock outstanding. At September 30, 2012, equity totaled $9.7 billion, and our equity securities had a market value of $19 billion.

At September 30, 2012, there were a total of 4.4 million DownREIT units outstanding in five limited liability companies in which we are the managing member. The DownREIT units are exchangeable for an amount of cash approximating the then-current market value of shares of our common stock or, at our option, shares of our common stock (subject to certain adjustments, such as stock splits and reclassifications).

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

Details of certain items that affect comparability are discussed under Results of Operations above. The following is a reconciliation from net income applicable to common shares, the most direct comparable financial measure calculated and presented in accordance with GAAP, to FFO and FFO as adjusted (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income applicable to common shares	$195,629	$166,367	$572,352	$453,306
Depreciation and amortization of real estate, in-place lease and other intangibles:
Continuing operations	88,686	86,672	259,039	265,742
Discontinued operations	1,453	1,884	7,300	4,286
DFL depreciation	3,234	2,874	9,426	5,879
Gain on sales of real estate	—	—	(2,856)	—
Gain upon consolidation of joint venture	—	—	—	(7,769)
Equity income from unconsolidated joint ventures	(13,396)	(17,050)	(42,803)	(32,798)
FFO from unconsolidated joint ventures	16,043	19,574	50,495	40,408
Noncontrolling interests’ and participating securities’ share in earnings	3,414	3,822	11,224	14,553
Noncontrolling interests’ and participating securities’ share in FFO	(4,821)	(4,572)	(15,512)	(16,385)
FFO applicable to common shares	290,242	259,571	848,665	727,222
Distributions on dilutive convertible units	3,148	3,048	9,397	9,066
Diluted FFO applicable to common shares	$293,390	$262,619	$858,062	$736,288

Diluted FFO per common share	$0.67	$0.63	$2.01	$1.83

Weighted average shares used to calculate diluted FFO per common share	437,043	414,590	427,388	402,967

Impact of adjustments to FFO:
Preferred stock redemption charge(1)	$—	$—	$10,432	$—
Merger-related items(2)	—	—	—	26,596
Impairments(3)	7,878	15,400	7,878	15,400
	$7,878	$15,400	$18,310	$41,996

FFO as adjusted applicable to common shares	$298,120	$274,971	$866,975	$769,218
Distributions on dilutive convertible units and other	3,127	3,011	9,345	8,927
Diluted FFO as adjusted	$301,247	$277,982	$876,320	$778,145

Diluted FFO as adjusted per common share	$0.69	$0.67	$2.05	$2.02

Weighted average shares used to calculate diluted FFO as adjusted per common share(4)	437,043	414,590	427,388	385,693

(1)          In connection with the redemption of our preferred stock, during the nine months ended September 30, 2012, we incurred a redemption charge of $10.4 million related to the original issuance costs.

(2)          Merger-related items for the nine months ended September 30, 2011 are attributable to the HCR ManorCare Acquisition (incurred from January 1st through April 6th 2011), which include the following: (i) $26.8 million of direct transaction costs, (ii) $23.9 million of interest expense associated with the $2.4 billion senior unsecured notes issued on January 24, 2011, proceeds from which were obtained to prefund the HCR ManorCare Acquisition, partially offset by (iii) $24.1 million of income related to gains upon the reinvestment of the Company’s debt investment in HCR ManorCare and other miscellaneous items.

(3)          The third quarter 2012 impairment charge of $7.9 million relates to the pending sale of a land parcel in our life science segment. The third quarter 2011 impairment charge of $15.4 million relates to our senior secured loan to Cirrus Health.

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

Contractual Obligations

The following table summarizes our material contractual payment obligations and commitments at September 30, 2012 (in thousands):

	Total(1)	Less than One Year	2013-2014	2015-2016	More than Five Years
Term loan(2)	$221,214	$—	$—	$221,214	$—
Senior unsecured notes	5,937,000	—	1,037,000	1,300,000	3,600,000
Mortgage debt	1,696,115	8,715	504,702	597,936	584,762
Construction loan commitments(3)	71, 598	23,178	48,420	—	—
Development commitments(4)	19,422	10,010	9,412	—	—
Ground and other operating leases	203,288	1,415	10,699	8,515	182,659
Interest(5)	2,449,362	54,538	760,326	598,570	1,035,928
Total	$10,597,999	$97,856	$2,370,559	$2,726,235	$5,403,349

(1)         Excludes $85 million of other debt that represents Life Care Bonds that have no scheduled maturities.

(2)          Represents £137 million translated into U.S. dollars as of September 30, 2012.

(3)         Represents commitments to finance development projects and related working capital financings.

(4)         Represents construction and other commitments for developments in progress.

(5)         Interest on variable-rate debt is calculated using rates in effect at September 30, 2012.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We use derivative financial instruments in the normal course of business to mitigate interest rate and foreign currency risk. We do not use derivative financial instruments for speculative or trading purposes. Derivatives are recorded on the condensed consolidated balance sheets at their fair value. See Note 20 to the Condensed Consolidated Financial Statements for additional information.

To illustrate the effect of movements in the interest rate and foreign currency markets, we performed a market sensitivity analysis on our hedging instruments. We applied various basis point spreads to the underlying interest rate curves and foreign currency exchange rates of the derivative portfolio in order to determine the instruments’ change in fair value. Assuming a one percentage point change in the underlying interest rate curve and foreign currency exchange rates, the estimated change in fair value of each of the underlying derivative instruments would not exceed $8.3 million. See Note 20 to the Condensed Consolidated Financial Statements for additional analysis details.

Interest Rate Risk.  At September 30, 2012, we were exposed to market risks related to fluctuations in interest rates on properties with a gross value of $83 million that are subject to leases where the payments fluctuate with changes in LIBOR (excludes $221 million of variable-rate senior unsecured notes that have been hedged through interest-rate swap contracts). Our exposure to income fluctuations related to our variable-rate investments is partially offset by: (i) $25 million of variable-rate senior unsecured notes and (ii) $15 million of variable-rate mortgage debt payable (excludes $87 million of variable-rate mortgage notes that have been hedged through interest-rate swap contracts). Additionally, our exposure to market risks related to fluctuations in interest rates excludes our GBP denominated $221 million (£137 million) variable-rate Term Loan that has been hedged through interest-rate swap contracts.

Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt and assets unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. Conversely, changes in interest rates on variable rate debt and investments would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. Assuming a one percentage point increase in the interest rate related to the variable-rate investments and variable-rate debt, and assuming no other changes in the outstanding balance as of September 30, 2012, our annual interest expense would increase by approximately $0.4 million, or less than $0.01 per common share on a diluted basis.

Foreign Currency Risk.  At September 30, 2012, our exposure to foreign currency exchange rates relates to forecasted interest receipts from our GBP denominated senior unsecured notes (see additional discussion of the Four Seasons Health Care Senior Unsecured Notes in Note 10 of the Condensed Consolidated Financial Statements). To mitigate our foreign currency exchange exposure, we entered into a foreign currency swap contract for approximately 85% of the forecasted interest receipts from our senior unsecured notes, which represents our remaining foreign currency exposure after we consider the forecasted interest payments for our GBP denominated unsecured Term Loan interest and principal payments (see Note 11 to the Condensed Consolidated Financial Statements for additional information).

Market Risk.  We have investments in marketable equity securities classified as available-for-sale. Gains and losses on these securities are recognized in income when realized, and losses are recognized when an other-than-temporary decline in value is identified. An initial indicator of an other-than-temporary decline in value for marketable equity securities is based on the severity of the decline in market value below the cost basis for an extended period of time. We consider a variety of factors in evaluating an other-than-temporary decline in value, such as: the length of time and the extent to which the market value has been less than our current cost basis; the issuer’s financial condition, capital strength and near-term prospects; any recent events specific to that issuer and economic conditions of its industry; and our investment horizon in relationship to an anticipated near-term recovery in the market value, if any. At September 30, 2012, the fair value and current cost basis of marketable equity securities were $22.8 million and $17.1 million, respectively.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based upon that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

Item 1A.  Risk Factors

There are no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)

On July 6, 2012, we issued 4,800 shares of our common stock upon the redemption of 2,400 non-managing member units of our subsidiary, HCPI/Tennessee, LLC (“HCPI/TN”), to a non-managing member of HCPI/TN. The shares of our common stock were issued in a private placement to an accredited investor pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. We did not receive any cash proceeds from the issuance of shares of our common stock to the non-managing member upon redemption of the units, although we did acquire non-managing member units of HCPI/TN in exchange for the shares of common stock we issued to the non-managing member.

(b)

None.

(c)

The table below sets forth information with respect to purchases of our common stock made by us or on our behalf or by any “affiliated purchaser,” as such term is defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, during the three months ended September 30, 2012.

Period Covered	Total Number Of Shares Purchased(1)	Average Price Paid Per Share	Total Number Of Shares (Or Units) Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number (Or Approximate Dollar Value) Of Shares (Or Units) That May Yet Be Purchased Under The Plans Or Programs
July 1-31, 2012	4,037	$44.41	—	—
August 1-31, 2012	934	46.94	—	—
September 1-30, 2012	1,652	46.86	—	—
Total	6,623	45.38	—	—

(1)          Represents restricted shares withheld under our 2006 Performance Incentive Plan (the “2006 Incentive Plan”), to offset tax withholding obligations that occur upon vesting of restricted shares. Our 2006 Incentive Plan provides that the value of the shares withheld shall be the closing price of our common stock on the date the relevant transaction occurs.

Item 5.  Other Information.

(a)   On October 25, 2012, the Company entered into a new Employment Agreement (the “Employment Agreement”) with James W. Mercer, the Company’s Executive Vice President, General Counsel and Corporate Secretary.

The Employment Agreement provides that Mr. Mercer will continue to receive a base salary of $500,000 annually, which may subsequently be increased by the Company but not reduced, and an annual incentive bonus based on Company and individual performance criteria as determined by the Compensation Committee. Mr. Mercer is also entitled to participate in the Company’s benefit plans made available generally to the Company’s senior executives. The Employment Agreement provides for a three-year term, which will be automatically extended for additional one-year periods unless either party gives prior written notice that the term will not be extended.

If Mr. Mercer’s employment with the Company is terminated by the Company without cause or by Mr. Mercer for good reason (as such terms are defined in the Employment Agreement), Mr. Mercer will be entitled to a severance benefit, to be paid in a lump sum, equal to the sum of (i) his base salary at the annualized rate in effect on his termination date, and (ii) the greater of his annual incentive bonus for the last fiscal year of the Company for which the Compensation Committee of the Company’s Board of Directors has determined bonuses for the Company’s executives generally prior to the termination date (the “last bonus year”) or the average of his annual incentive bonuses for the last three fiscal years of the Company ending with the last bonus year. In addition, any portion of Mr. Mercer’s then-outstanding equity awards granted by the Company that are scheduled to vest within two years following the termination date will immediately vest (or, in the case of awards subject to performance-based vesting requirements, the award will be held open until the end of the relevant performance period and, as to any portion of the award eligible to vest based on the level of performance achieved, the executive will be credited with two additional years of service after the termination date for purposes of applying any time-based vesting requirements applicable to the award). Mr. Mercer’s right to receive the severance benefits described above is contingent on the executive providing a general release of claims in favor of the Company and complying with certain non-solicitation and other restrictive covenants set forth in the Employment Agreement. In addition, in the event of termination of the executive’s employment as described above, the executive would generally be entitled to reimbursement for his COBRA premiums for continued health coverage for up to 12 months following his termination date.

In the event the executive becomes entitled to severance benefits under the Company’s Change in Control Severance Plan (the “CIC Plan”), he would be entitled to receive the benefits provided under the CIC Plan and not the benefits provided under his Employment Agreement.

The foregoing description of certain provisions of the Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Employment Agreement filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference.

Item 6. Exhibits

3.1	Articles of Restatement of HCP (incorporated by reference to Exhibit 3.1 to HCP’s Registration Statement on Form S-3 (Registration No. 333-182824), filed on July 24, 2012).

10.1	Employment Agreement, dated October 25, 2012, by and between HCP, Inc. and James W. Mercer. *†

10.2	Change in Control Severance Plan. *†

31.1	Certification by James F. Flaherty III, HCP’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(a). *

31.2	Certification by Timothy M. Schoen, HCP’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(a). *

32.1	Certification by James F. Flaherty III, HCP’s Principal Executive Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350. **

32.2	Certification by Timothy M. Schoen, HCP’s Principal Financial Officer, Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350. **

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.
**	Furnished herewith.
†	Management Contract or Compensatory Plan or Arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 30, 2012	HCP, Inc.

(Registrant)

/s/ JAMES F. FLAHERTY III
James F. Flaherty III
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ TIMOTHY M. SCHOEN
Timothy M. Schoen
Executive Vice President-
Chief Financial Officer
(Principal Financial Officer)

/s/ SCOTT A. ANDERSON
Scott A. Anderson
Senior Vice President-
Chief Accounting Officer
(Principal Accounting Officer)